Form 10-Q
period 1995-03-31
POPE RESOURCES LTD PARTNERSHIP
filed 1995-05-09
CIK 784011

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-Q


( X )    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                       For Quarter Ending March 31, 1995

                                       OR

(  )     TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 1-9035


                           POPE RESOURCES, A DELAWARE
                              LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)

         Delaware                                                             91-1313292
(State or other jurisdiction of                                             (IRS Employer
 incorporation or organization)                                         Identification Number)

                    19245 10th Avenue NE, Poulsbo, WA  98370
                            Telephone: (360)697-6626
          (Address of principal executive offices including zip code)
              (Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



           Yes        X                           No
                --------------                        --------------

                                   P A R T  I

                                     ITEM 1



                              Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)


Pope Resources
March 31, 1995 and December 31, 1994


(Thousands)                                                 1995             1994
- - - - - - - ------------------------------------------------------------------------------------
Assets
Current assets:
  Cash                                                    $     70          $    100
  Accounts receivable                                          273             1,172
  Work in progress                                          11,966            11,774
  Current portion of contracts receivable                    1,001             1,558
  Prepaid expenses and other                                   342               136
                                                          --------          --------
  Total current assets                                      13,652            14,740
                                                          --------          --------
Properties and equipment at cost:
  Land and land improvements                                14,518            14,483
  Roads and timber (net of
    accumulated depletion)                                  10,250             9,960
  Buildings and equipment (net of
    accumulated depreciation)                                9,366             9,484
                                                          --------          --------
                                                            34,134            33,927
                                                          --------          --------
Other assets:
  Contracts receivable, net of current portion               3,272             2,888
  Unallocated amenities and project costs                    1,070             1,172
  Loan fees and other                                          100                32
                                                          --------          --------
                                                             4,442             4,092
                                                          --------          --------
                                                          $ 52,228          $ 52,759
                                                          ========          ========
Liabilities and Partners' Capital
Current liabilities:
  Accounts payable                                        $    719          $    893
  Accrued liabilities                                          594               397
  Current portion of long-term debt                            283               228
  Deposits                                                      80               111
                                                          --------          --------
Total current liabilities                                    1,676             1,629
                                                          --------          --------
Other long-term liabilities                                     94                94
Long-term debt, net of current portion                      22,595            25,451
Deferred profit on contracts receivable                        780               761
Partners' capital                                           27,083            24,824
                                                          --------          --------
                                                          $ 52,228          $ 52,759
                                                          ========          ========

                See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)


Pope Resources
Three Months Ended March 31, 1995 and 1994




(Thousands, except per unit data)                          1995       1994
- - - - - - - -----------------------------------------------------------------------------
Revenues:
  Timberland resources                                    $ 5,603    $ 3,257
  Property development                                      1,768      1,971
  Deferred profit on current
    year's contract sales                                     (21)       (35)
                                                          -------    -------
                                                            7,350      5,193
Cost of sales                                               2,582      2,256
                                                          -------    -------
Gross profit                                                4,768      2,937
                                                          -------    -------
Selling and administration expenses                        (1,950)    (1,407)
                                                          -------    -------
Income from operations                                      2,818      1,530
Other (charges) credits:
  Interest expense                                           (519)      (455)
  Interest income                                              96        115
                                                          -------    -------
Net income                                                $ 2,395    $ 1,190
                                                          =======    =======
Net income allocable to
  general partners                                        $    24    $    12
Net income allocable to
  limited partners                                          2,371      1,178
                                                          -------    -------
                                                          $ 2,395    $ 1,190
                                                          =======    =======
Net income per partnership unit                           $  2.65    $  1.28
                                                          =======    =======


               See notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Pope Resources
Three Months Ended March 31, 1995 and 1994



(Thousands)                                                1995      1994
- - - - - - - ----------------------------------------------------------------------------
Net cash flows from operating activities                  $ 3,380    $ 553

Cash flows from investing activities:
  Capital expenditures                                       (473)    (766)
  Proceeds from the sale of equipment                                    4
                                                          -------    -----
    Net cash used in investing activities                    (473)    (762)
                                                          -------    -----
Cash flows from financing activities:
  Partnership units repurchased                              (136)
  Repayment of long-term debt                              (2,801)    (135)
                                                          -------    -----
    Net cash used in financing activities                  (2,937)    (135)
                                                          -------    -----
Net (decrease) in cash and cash equivalents                   (30)    (344)
Cash and cash equivalents at beginning of year                100      444
                                                          -------    -----
Cash and cash equivalents at end of quarter               $    70    $ 100
                                                          =======    =====



               See notes to consolidated financial statements.

                                 POPE RESOURCES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)
                                 March 31, 1995



1. The consolidated financial statements have been prepared by the Partnership without an audit and are subject to year-end adjustments. Certain information and footnote disclosures in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Partnership, the accompanying consolidated balance sheets as of March 31, 1995 and December 31, 1994 and the consolidated statements of income for the three months ended March 31, 1995 and 1994 and cash flows for the three months ended March 31, 1995 and 1994 contain all adjustments necessary to present fairly the financial statements referred to above. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

2. The financial statements in the Partnership's 1994 annual report on Form 10-K include a summary of significant accounting policies of the Partnership and should be read in conjunction with this Form 10-Q.

3. Net income per unit is based on the weighted average of 903,970 and 926,694 units for the three months ending March 31, 1995 and 1994, respectively.

4. Supplemental disclosure of cash flow information: Interest paid amounted to approximately $472,000 and $452,000 for the three months ended March 31, 1995 and 1994, respectively.

                                     ITEM 2


                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                       FINANCIAL CONDITION AND RESULTS OF
                          OPERATIONS - March 31, 1995

                                 POPE RESOURCES
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                  (Unaudited)
                                 March 31, 1995

This discussion should be read in conjunction with the Partnership's consolidated financial statements included with this report.

                             Results of Operations

Timberland Resources

During the first quarter ending March 31, 1995 the Partnership logged and sold approximately 6.1 million board feet of softwood timber at an average price of $743 per thousand board feet (MBF). In addition, during the first quarter of 1995, the Partnership sold stumpage totaling .8 MBF of softwood timber at an average price of $506 per MBF. For the corresponding period in 1994, the Partnership logged and sold approximately 3.0 million board feet at an average price of $810 per MBF. The decrease in the average price logged per MBF is primarily attributable to a lower quality of log sold in the first quarter of 1995 as compared to 1994. The aforementioned average price of timber sold reflects various mixes of timber grades and different types of timber sales and is, therefore, not necessarily indicative of the price of timber to be sold in the future.

The Partnership sells its timber into two major markets, namely the export and domestic markets. Direct and indirect log sales to the export market totaled 43% and 45% of total timber revenues for period ending March 31, 1995 and 1994, respectively.

The export demand for logs is directly affected by the demand from Asian countries. As nearly all of the Partnership's export logs are sold to Japan, the strength of the Japanese economy and the relative strength of the United States dollar directly affect the demand for export logs. The export market is currently strong with prices still at high historical levels. Management anticipates export prices to remain strong into the second quarter of 1995, then to decline due to increased supply coupled with price resistance from log buyers. A modest upturn at the end of 1995 is anticipated.

The domestic demand for logs is directly affected by the level of construction activity. Changes in general economic and demographic factors have historically caused fluctuations in housing starts. This in turn affects demand for lumber and commodity wood prices which drives the demand for logs. For the balance of 1995 management anticipates continued uncertainty regarding the demand for domestic logs due to fluctuating interest rates and a slower economy. Management is also concerned about the declining number of domestic sawmills in its region. As the number of sawmills declines management must find replacement outlets for its domestic timber. Management does not believe the decline in domestic sawmills will materially impact its 1995 operations but is nonetheless exploring additional outlets for its domestic timber.

Property Development

Property development consists of residential development, land marketing and income properties. Residential development consists of the sale of single-family homes and finished lots. Land marketing is comprised of the development and sale of both cut-over timberland and land purchased for resale. Income properties consists of providing water and sewer services to properties in the Port Ludlow area; a marina, golf course, commercial center and RV park operated by the Partnership; the Port Gamble townsite and log dumps, which are leased to Pope & Talbot, Inc.; and a restaurant/lounge and related facilities leased to and operated by Village Resorts, Inc.

During the first quarter of 1995 the Partnership's residential development at Port Ludlow generated revenues of $936,000 on 8 finished lot sales, 2 home sales and one bulk sale of 27 lots with preliminary lot approval. This compares to the prior year's first quarter sales at Port Ludlow of $910,000 on 5 finished lot sales and 4 home sales. For 1995 the Partnership expects to equal or exceed the 1994 sales in Port Ludlow.

The Partnership's residential development at Grandridge produced revenues of $32,000 on 1 lot sale. 1995 sales were much slower than anticipated due to regulatory interference and the loss of one of the two home builders.

At March 31, 1995 the Partnership had 251 developed lots and 23 homes under various stages of completion. This inventory consists of a wide variety of subdivisions encompassing a broad spectrum of prices.

Land marketing sold 4 acres in the first quarter of 1995 and generated revenues of $62,000. This compares to 1994 sales of $ 195,000 consisting of 14 acres. Average prices per acre totaled $17,500 and $13,900 for 1995 and 1994, respectively. The decrease in acres sold is mainly attributable to the lack of inventory available for sale. This was caused by state and local government adopting more restrictive development ordinances which have led to increasingly longer periods of time to obtain necessary permits. The Partnership has entitlements for 124 lots on 434 acres which should be available for sale by the second and third quarters of 1995.

Income properties revenues totaled $738,000 and $771,000 for the periods ending March 31, 1995 and 1994, respectively. Operations were consistent for the periods ending March 31, 1995 and 1994, and management expects future revenues to be stable.

General

General and administrative costs increased due to three factors: increased property taxes on the Partnerships land, road maintenance and silviculture expenses in timberland resources, and increased costs related to the Partnership's Ludlow Bay development in Port Ludlow.

Interest expense was higher for the periods ending March 31, 1995 as compared to 1994 as a result of increased interest rates on the Partnership's line of credit.

Interest income declined from amounts earned at March 31, 1995 as compared to 1994. This was attributable to the decline in contracts receivable.

                        Liquidity and Capital Resources

Management anticipates spending $5.8 million on its real estate development in 1995. In addition, management plans to spend another $1.2 million in capital expenditures in 1995. Funds generated internally through operations and externally through financing will provide the required resources for the Partnership's real estate development and capital expenditures. Management considers its capital resources to be adequate for its real estate development plans, both in the near future and on a long-term basis. At March 31, 1995, the Partnership had available an unused $12.4 million loan commitment from a bank.

Management has considerable discretion to increase or decrease the level of timber cut and thus drive net income and cash flow up or down assuming, of course, timber prices are stable. Management's current plan is to harvest 21 million board feet of softwood timber in 1995, which is in balance with its sustainable yield capacity. Since harvest plans are based on demand, price and cash needs, actual harvesting may vary subject to management's on-going review.

Cash provided by operating activities generated $3,380,000 in the first quarter of 1995, while overall cash and cash equivalents decreased by $30,000. The decrease was primarily due to repayments of long-term debt totaling $2,801,000 and capital expenditures of $473,000.

The Partnership has not declared a cash distribution in 1995. All cash distributions are at the discretion of the Partnership's managing general partner, Pope MGP, Inc. The practice of the Partnership has been to make cash distributions only for the purpose of defraying the tax estimated liability of unitholders on their flow-through share of Partnership net income and as approved from time to time by the managing general partner.

                                    PART II

                                     ITEM 6

                        Exhibits and Reports on Form 8-K





         None.

                                 POPE RESOURCES

                                   SIGNATURE


Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                           POPE RESOURCES,
                                           A Delaware Limited Partnership
                                           ------------------------------------
                                           Registrant




Date: April 18, 1995                   By: POPE MGP, Inc.
                                           ------------------------------------
                                           Managing General Partner




Date: April 18, 1995                   By: /s/  G. H. Folquet
                                           ------------------------------------
                                           George H. Folquet
                                           President and Chief Executive Officer




Date: April 18, 1995                   By: /s/  Thomas M. Ringo
                                           ------------------------------------
                                           Thomas M. Ringo
                                           Vice President-Finance
                                           (Principal Financial Officer)



Date: April 18, 1995                   By: /s/  Thomas A. Griffin
                                           ------------------------------------
                                           Thomas A. Griffin
                                           Treasurer/Controller
                                           (Principal Accounting Officer)