Form 10-Q
period 1995-09-30
POPE RESOURCES LTD PARTNERSHIP
filed 1995-11-02
CIK 784011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


         / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ending September 30, 1995

                                       OR

         /   /     TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

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

                                 Yes X     No
                                     ---      ---

                                    P A R T I

                                     ITEM 1



                              Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Pope Resources
September 30, 1995 and December 31, 1994

(Thousands)                                                 1995         1994
--------------------------------------------------------------------------------
Assets
Current assets:
  Cash                                                   $    468      $   565
  Accounts receivable                                         556          917
  Work in progress                                         11,967       11,912
  Current portion of contracts receivable                     717        1,326
  Prepaid expenses and other                                  204          219
                                                         --------      -------

  Total current assets                                     13,912       14,939
                                                         --------      -------
Properties and equipment at cost:
  Land and land improvements                               15,217       13,240
  Roads and timber (net of
    accumulated depletion)                                 11,865        9,074
  Buildings and equipment (net of
    accumulated depreciation)                               9,305        9,382
                                                         --------      -------

                                                           36,387       31,696
                                                         --------      -------
Other assets:
  Contracts receivable, net of current portion              2,870        3,130
  Unallocated amenities and project costs                   1,025        1,245
  Loan fees and other                                          99          156
                                                         --------      -------

                                                            3,994        4,531
                                                         --------      -------

                                                         $ 54,293      $51,166
                                                         ========      =======

Liabilities and Partners' Capital
Current liabilities:
  Accounts payable                                       $    576      $ 2,645
  Accrued liabilities                                         254          312
  Current portion of long-term debt                           294          224
  Deposits                                                    102          146
                                                         --------      -------

  Total current liabilities                                 1,226        3,327
                                                         --------      -------

Other long-term liabilities                                   418            0
Long-term debt, net of current portion                     16,782       22,297
Deferred profit on contracts receivable                       773          398
Partners' capital                                          35,094       25,144
                                                         --------      -------

                                                         $ 54,293      $51,166
                                                         ========      =======



                 See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

Pope Resources
Three Months and Nine Months Ended September 30, 1995 and 1994

(Thousands, except per unit data)
--------------------------------------------------------------------------------------------------
                                                   Three Months                  Nine Months
                                                      Ended                         Ended
                                                   September 30                  September 30
                                               1995           1994           1995           1994
                                             --------       --------       --------       --------
Revenues:
  Timberland resources                       $ 5,731        $ 5,913        $19,834        $13,139
  Property development                         2,321          3,580          7,025          7,637
  Recognition of prior
    years' deferred profit                         1                             2             66
  Deferred profit on current
    year's contract sales                                       (92)           (21)          (122)
                                             -------        -------        -------        -------

                                               8,053          9,401         26,840         20,720

Cost of sales                                 (3,103)        (4,352)        (9,603)        (9,138)
                                             -------        -------        -------        -------

  Gross profit                                 4,950          5,049         17,237         11,582
                                             -------        -------        -------        -------

Selling and administration expenses           (1,921)        (1,716)        (5,781)        (4,581)
                                             -------        -------        -------        -------

Income from operations                         3,029          3,333         11,456          7,001

Other (charges) credits:
  Interest expense                              (425)          (504)        (1,343)        (1,399)
  Interest income                                117             97            292            327
                                             -------        -------        -------        -------

Net income                                   $ 2,721        $ 2,926        $10,405        $ 5,929
                                             =======        =======        =======        =======

Net income allocable to
  general partners                           $    27        $    29        $   104        $    59
Net income allocable to
  limited partners                             2,694          2,897         10,301          5,870
                                             -------        -------        -------        -------

                                             $ 2,721        $ 2,926        $10,405        $ 5,929
                                             =======        =======        =======        =======

Net income per partnership unit              $  3.01        $  3.16        $ 11.51        $  6.40
                                             =======        =======        =======        =======



                 See notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Pope Resources
Nine Months Ended September 30, 1995 and 1994

(Thousands)                                               1995            1994
--------------------------------------------------------------------------------
Net cash flows from operating activities                $12,356         $ 3,763

Cash flows from investing activities:
  Capital expenditures                                   (3,249)         (1,630)
  Proceeds from the sale of equipment                                         5
                                                        -------         -------

    Net cash used in investing activities                (3,249)         (1,625)
                                                        -------         -------

Cash flows from financing activities:
  Partnership units repurchased                            (136)            (60)
  Repayment of long-term debt                            (8,603)         (1,957)
                                                        -------         -------

    Net cash used in financing activities                (8,739)         (2,017)
                                                        -------         -------

Net increase (decrease) in cash and cash equivalents        368             121
Cash and cash equivalents at beginning of year              100             444
                                                        -------         -------

Cash and cash equivalents at end of quarter             $   468         $   565
                                                        =======         =======



                 See notes to consolidated financial statements.

                                 POPE RESOURCES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 1995


1. The consolidated financial statements have been prepared by the Partnership without an audit and are subject to year-end adjustments. Certain information and footnote disclosures in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Partnership, the accompanying consolidated balance sheets as of September 30, 1995 and December 31, 1994 and the consolidated statements of income for the three months and nine months ending September 30, 1995 and 1994 and cash flows for the nine months ending September 30,1995 and 1994 contain all adjustments necessary to present fairly the financial statements referred to above. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

2. The financial statements in the Partnership's 1994 annual report on Form 10-K include a summary of significant accounting policies of the Partnership and should be read in conjunction with this Form 10-Q.

3. Net income per unit is based on the weighted average of 903,894 and 925,433 units for the three months ending September 30, 1995 and 1994, respectively. Net income per unit is based on the weighted average of 903,913 and 926,269 units for the nine months ending September 30, 1995 and 1994, respectively.

4. Supplemental disclosure of cash flow information: Interest paid amounted to approximately $1,361,000 and $1,381,000 for the nine months ended September 30, 1995 and 1994, respectively.

                                     ITEM 2


                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                       FINANCIAL CONDITION AND RESULTS OF
                         OPERATIONS - September 30, 1995

                                 POPE RESOURCES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)
                               September 30, 1995

This discussion should be read in conjunction with the Partnership's consolidated financial statements included with this report.

                              Results of Operations

Timberland Resources

During the first three quarters of 1995 the Partnership logged and sold approximately 19.5 million board feet of softwood timber at an average price of $806 per thousand board feet (MBF). In addition, during the first nine months of 1995, the Partnership sold stumpage totaling 837 thousand board feet of softwood timber at an average price of $544 per MBF. For the corresponding period in 1994, the Partnership logged and sold approximately 14.8 million board feet of softwood timber at an average price of $755 per MBF. The Partnership had no stumpage sales in the first three quarters of 1994. The increase in the average price of timber logged and sold per MBF is primarily attributable to a higher percentage of export volume sold and higher export log prices received in the first three quarters of 1995 as compared to 1994. The aforementioned average price of timber sold reflects various mixes of timber grades and different types of timber sales and is, therefore, not necessarily indicative of the price of timber to be sold in the future.

The Partnership sells its timber into two major markets, namely the export and domestic markets. Direct and indirect log sales to the export market totaled 53% and 35% of total timber revenues for the nine month periods ending September 30, 1995 and 1994, respectively.

The export demand for logs is directly affected by the demand from Asian countries. As nearly all of the Partnership's export logs are sold to Japan, the strength of the Japanese economy and the relative strength of the United States dollar directly affect the demand for export logs. The export market softened in the third quarter of 1995 but prices are still at high historical levels. While the market price of logs can change significantly for a variety of reasons, management anticipates export prices to increase in the fourth quarter of 1995 due to increased demand.

The domestic demand for logs is directly affected by the level of construction activity. Changes in general economic and demographic factors have historically caused fluctuations in housing starts. This in turn affects demand for lumber and commodity wood prices which drives the demand for logs. For the balance of 1995 management anticipates continued uncertainty regarding the demand for domestic logs due to fluctuating interest rates and a slower economy. Management is also concerned about the declining number of domestic sawmills in its region. As the number of sawmills declines, management must find replacement outlets for its domestic timber. Management does not believe the decline in domestic sawmills will materially impact its 1995 operations but is nonetheless exploring additional outlets for its domestic timber.

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

During the first three quarters of 1995 the Partnership's residential development at Port Ludlow generated revenues of $2,799,000 on 19 finished lot sales, 7 home sales and one bulk sale of 27 lots with preliminary lot approval. This compares to the prior year's first three quarters sales at Port Ludlow of $2,646,000 on 20 finished lot sales and 8 home sales. As in the prior year, sales activity continues to be disappointing due to the slow real estate market in the area.

For the first nine months of 1995 the Partnership's residential development at Grandridge produced revenues of $510,000 on 16 lot sales. For the corresponding period in 1994, the Partnership generated revenues of $288,000 on 9 lot sales. While the 1995 sales were higher than 1994, they were much slower than anticipated due to regulatory interference and the loss of one of the two home builders.

At September 30, 1995 the Partnership had 219 developed lots and 26 homes under various stages of completion. This inventory consists of a wide variety of subdivisions encompassing a broad spectrum of prices.

Land marketing sold 5 acres in the first three quarters of 1995 and generated revenues of $257,000. This compares to sales of $1,247,000 in the corresponding period for 1994 consisting of 40 acres. Average prices per acre totaled $7,900 and $31,200 for 1995 and 1994, respectively. The decrease in the average price per acre sold is mainly due to sale of two commercial parcels of land in 1994. The decrease in acres sold is mainly attributable to a lack of inventory for sale. The Partnership has entitlements for 74 lots on 185 acres which should be available for sale in the fourth quarter of 1995.

Income properties revenues totaled $3,244,000 and $3,296,000 for the periods ending September 30, 1995 and 1994, respectively. Operations were consistent for the periods ending September 30, 1995 and 1994 and management expects future revenues to be stable.

General

General and administrative costs increased in the first nine months of 1995 as compared to 1994 due to three factors: increased property taxes on the Partnership's land, increased road maintenance and silviculture expenses in timberland resources due to timberland acquisitions, and increased costs related to the Partnership's Ludlow Bay development in Port Ludlow.

Interest income declined from amounts earned at September 30, 1995 as compared to 1994. This was attributable to the decline in contracts receivable.

                         Liquidity and Capital Resources

Funds generated internally through operations and externally through financing will provide the required resources for the Partnership's real estate development and capital expenditures. Management considers its capital resources to be adequate for its real estate development plans, both in the near future and on a long-term basis. At September 30, 1995, the Partnership had available an unused $18 million loan commitment from a bank.

Management has considerable discretion to increase or decrease the level of timber cut and thus drive net income and cash flow up or down assuming, of course, timber prices and demand remain stable. Management's current plan is to harvest 27 million board feet of softwood timber in 1995. Since harvest plans are based on demand, price and cash needs, actual harvesting may vary subject to management's on-going review.

Cash provided by operating activities generated $12,536,000 in the third quarter of 1995, while overall cash and cash equivalents increased by only $368,000. The cash generated was primarily used for repayments of long-term debt totaling $8,739,000 and capital expenditures of $3,249,000.

The Partnership has not declared a cash distribution in 1995. All cash distributions are at the discretion of the Partnership's managing general partner, Pope MGP, Inc. The practice of the Partnership has been to make cash distributions only for the purpose of defraying the estimated tax liability of unitholders on their flow-through share of Partnership net income and as approved from time to time by the managing general partner.

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


                                           POPE RESOURCES,
                                           A Delaware Limited Partnership
                                           -------------------------------------
                                           Registrant



Date: October 20, 1995                     By:  POPE MGP, Inc.
                                                --------------------------------
                                           Managing General Partner



Date: October 20, 1995                     By:
                                                --------------------------------
                                           George H. Folquet
                                           President and Chief Executive Officer



Date: October 20, 1995                     By:
                                                --------------------------------
                                           Thomas M. Ringo
                                           Vice President-Finance
                                           (Principal Financial Officer)



Date: October 20, 1995                     By:
                                                --------------------------------
                                           Thomas A. Griffin
                                           Treasurer/Controller
                                           (Principal Accounting Officer)