Form 10-K405
period 1995-12-31
POPE RESOURCES LTD PARTNERSHIP
filed 1996-03-28
CIK 784011

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                      10-K

 X    Annual Report Pursuant to Section 13 or 15(d) of the Securities
----  Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1995, or

---- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                 to
                              ----------------    -------------------

Commission File No. 1-9035

                 POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Delaware                                               91-1313292
-----------------------                                 -----------------------
(State of Organization)                                 (IRS Employer I.D. No.)

                       P.O. Box 1780, Poulsbo, WA   98370
              ---------------------------------------------------
              (Address of principal executive offices   Zip Code)

Registrant's telephone number, including area code: (360) 697-6626

Securities registered pursuant to Section 12(b) of the Act:


     Title of each class             Name of each exchange on which registered
     ---------------------------     -----------------------------------------
     Depositary Receipts (Units)     Pacific Stock Exchange
     Depositary Receipts (Units)     NASDAQ National Market System


          Securities registered pursuant to Section 12(g) of the Act:
                                      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

                                Yes   X      No
                                    -----       -----

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ X ]

     Approximate aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 12, 1996 was $ 77,837,025.

                      DOCUMENTS INCORPORATED BY REFERENCE:
                                  SEE ITEM 14

     Exhibit Index at page
                           -------

                                     PART I
                                     ------
     Item 1.   BUSINESS.
               ---------
     Pope Resources, A Delaware Limited Partnership (the "Partnership"), including its subsidiaries Ludlow Water Company and Gamble Village Water & Sewer Company were organized in December, 1985 as a result of a spin-off by Pope & Talbot, Inc. (P&T) of certain of its assets. The Partnership is a successor to Pope & Talbot Development, Inc. and other P&T affiliates. P&T acquired its first timberlands in the Puget Sound area in 1853. The Partnership also formed another subsidary, Ludlow Bay Realty in 1993.

                     FINANCIAL INFORMATION ABOUT SEGMENTS.
                     -------------------------------------
     The Partnership's operations are classified into two segments: (I) timberland resources, and (II) property development.

     Segment financial information is presented in Note 9 to the Partnership's Financial Statements included witht this report.

                       NARRATIVE DESCRIPTION OF BUSINESS.
                       ----------------------------------
     The Partnership's largest segment, timberland resources, encompasses the growing and harvesting of timber and leasing of the timberlands for mineral and tower leases. The Partnership's other segment, property development, consists of residential development and income properties. Residential development consists of the sale of single-family homes, finished lots and undeveloped acreage. Income properties consists of various commercial operations. All of the Partnership's operations are conducted within a 50-mile radius of Seattle, Washington. The following is a detailed description of each industry segment.

     Timberland Resources. The Partnership's key asset is its tree farm of approximately 76,000 acres. Its principal operations consist of the sale of logs in export and domestic markets and sales of standing timber to buyers who log it under the terms of purchase contracts. This segment produced 73%, 63% and 76% of the Partnership's consolidated gross revenues in 1995, 1994 and 1993, respectively.

     The dominant species on the tree farm is douglas fir. Douglas fir is a softwood, which due to its long fiber strength, flexibility and other characteristics is generally preferred over "hardwood" for construction lumber and plywood. At December 31, 1995 the Partnership estimates the tree farm's merchantable softwood timber inventory volume at approximately 486 million board feet. This compares to inventory volumes of 474 and 486 at December 31, 1994 and 1993, respectively. Due to Washington State forest practice regulations that provide for reduced clear-cut size, mandatory buffers, wildlife "leave tree" rules, wetland requirements and other harvest restrictions, the Partnership estimates that between 7 and 10% of the aforementioned volume is non-harvestable. The merchantable timber volume is derived through the Partnership's inventory system, which involves periodic statistical sampling of the timber (cruising) with adjustments made for growth estimates and harvesting information. In 1993, management retained a consulting firm to undertake a detailed study of the Partnership's inventory and growth rates. Their report confirmed the Partnership's inventory volume but concluded that the annual sustained merchantable softwood cutting volume could be increased from approximately 15 to 21 million feet a year.

     The Partnership views the tree farm as a core holding and is managing it accordingly. As such, the policy of the Partnership is to harvest annually the aforementioned 21 million board feet and thereby operate on a sustained yield basis. From year to year, there will be some variation from the sustained cut target. For instance, if log markets are weak, the Partnership may decrease its cut or, when log markets are strong, the cut may be higher. Additionally, over the longer term management anticipates that population and economic pressures will contribute to increasing portions of the tree farm being developed. To offset a possible reduction in the size of the tree farm management is actively pursuing acquisitions and trades that enhance tree farm ownership. In 1995 the Partnership purchased approximately 1,300 acres with no merchantable timber for $1,992,000, compared to 1994's purchases of approximately 1,100 acres with no merchantable timber for $1,908,000.

     The Partnership's harvesting schedules are based on data concerning species, site index, classification of soils, estimates of timber inventory, and the type, size and age classification of the timber. From this information, the Partnership develops its annual and long-term harvesting plans predicated on existing and anticipated economic conditions with a view toward maximizing the long-term value of its timberland assets.

     The Partnership sells timber in five ways: 1)log sales to Japanese buyers;
2)log sales to export brokers in Port Angeles, Tacoma and Everett (who, in turn sell to Japanese and Korean buyers); 3)log sales to domestic sawmills;
4)stumpage sales of standing timber; and 5)sales of pulp logs and softwood chips to a wood fiber market. Direct export sales to Japanese buyers in 1995 totaled $8,935,000. This compares to 1994 and 1993 direct export sales to Japanese buyers totaling $8,080,000 and $101,000, respectively.

     There are many competitors of the Partnership, most of whom are comparable in size or larger. The principal areas of competition in the timber business are pricing and the ability to satisfy volume demands for various types and grades of timber to the competing market. Management believes that its location, type and grade of timber will enable it to effectively compete in its markets. However, the Partnership's products are subject to increasing competition from a variety of non-wood and engineered wood products as well as competition from foreign sources.

     The Partnership's timber operations require forest management which primarily consists of reforestation, fertilization of timber, and the thinning of timber stands. During 1995, the Partnership planted approximately 518,000 seedlings on 1,350 acres. This compares to 1994 and 1993 in which the Partnership planted approximately 540,000 and 482,000 seedlings on 1,200 and 1,125 acres, respectively. Management's current policy is to remain current on its reforestation whenever possible. Management is also reviewing its fertilization program and is thinning timber stands as it considers appropriate.

     A risk of forest fire exists with any timberland. Historically, the Partnership has relied principally on state fire prevention programs for firefighting services. Fire insurance for standing timber is rarely purchased for North American timberland and would be prohibitively expensive. Consistent with historical practice, the Partnership does not purchase such insurance coverage.

     In the operation and management of the tree farm, the Partnership is subject to federal, state and local laws and regulations which govern land use. Management believes it is in substantial compliance with such laws and regulations. Management anticipates that increasingly strict laws and regulations relating to the environment, natural resources, forestry operations, health and safety matters, as well as increased social concern over environmental issues, may result in additional restrictions on the operations of the Partnership. This will in turn result in increased costs, additional capital expenditures and reduced operating flexibility. Although the Partnership does not consider current laws and regulations to be materially burdensome, there can be no assurance that future legislative, governmental or judicial decisions will not adversely affect the Partnership operations.

     At December 31, 1995 timberland resources had no backlog of sales. This compares to one unsold stumpage contract (backlog of sales) totaling $420,000 in 1994 and no unsold stumpage contracts at December 31, 1993.

     The tree farming segment is a year-round activity of the Partnership and presently employs seven full-time salaried employees. No employee is a member of a labor union.

     Property Development. Property development consists of residential development and income properties. Residential development consists of the sale of single-family homes, finished lots and undeveloped acreage. Income properties consists of providing water and sewer services to properties in the Port Ludlow, Washington area; a marina, golf course, commercial shopping center and RV park operated by the Partnership; certain parcels leased to Pope & Talbot, Inc.; a restaurant/lounge and related facilities leased to and operated by Village Resorts, Inc. The golf, marina, resort and RV park business is seasonal, with the peak season beginning in May and running through September of each year.

     This segment produced 27%, 37% and 24% of the Partnership's consolidated gross revenues in 1995, 1994 and 1993, respectively.

     The principal activity of residential development consists of building residential dwellings and developing lots in Port Ludlow. This division's key asset is approximately 2,000 acres of land located in Western Washington, of which the focus for development is Port Ludlow. Port Ludlow is an active adult community on approximately 1,000 acres.

     Outside of Port Ludlow the Partnership has developed a 100 lot project in Port Orchard (Grandridge). The Partnership is also in the planning and entitlements stages for developments in Kingston, Gig Harbor and Bremerton, all of which are located in the western Puget Sound region of Washington State. Kingston is a residential development comprising 750 acres and consisting of 765 units. Kingston awaits entitlements and expansion of the local sewage treatment facility. The Gig Harbor parcel is part of a larger land area with multiple owners and is about to be annexed into the city of Gig Harbor, Washington. Bremerton will likely be developed primarily as a residential/light-industrial site.

     The Partnership completed construction of a 36-room inn in 1994. The inn is a joint venture with another developer with the Partnership owning a 50% interest.

     The Partnership's land sales activities are closely associated with the management of its timber properties. After logging its timberlands, the Partnership has the option of reforesting the land, developing it for sale as improved property, or selling it in developed or undeveloped acreage tracts. Management continually evaluates timber properties in terms of their best economic use (i.e., whether to continue growing timber or reclassifying the properties for sale or development). As the Partnership reclassifies timber properties for sale or development, the Partnership may replace such timber properties with land purchases in more remote areas. Although the Partnership believes it has adequate land inventory for future development, additional properties will be purchased as they become available.

     The Partnership competes for property sales with other timber companies which are as large or larger than the Partnership and have substantial acreage for sale and development. Management believes location, price and terms of sale enable the Partnership to compete effectively in these markets.

     The property development segment's backlog of sales was approximately $2,184,000 as of December 31, 1995, all of which are expected to be closed in 1996 and 1997. This compares to sales backlogs of $1,623,000 and $1,360,000 as of December 31, 1994 and 1993, respectively.

     Property development presently employs 22 full-time salaried employees and has in the past employed up to an additional 45 seasonal employees. No employee is a member of a labor union.

     Nonclassified assets and operations are composed of the Partnership's administrative office.

     The total number of employees not otherwise classified under a segment is 10, all of which are full-time salaried employees. No employee is a member of a labor union.

     Item 2.  PROPERTIES.
              -----------
     See the discussion of each segment under "Item 1. Business."

     Item 3.  LEGAL PROCEEDINGS.
              ------------------
     None.

     Item 4.  SUBMISSION OF MATTER TO A
              VOTE OF SECURITY HOLDERS.
              -------------------------
     No matters were submitted to a vote of the Partnership's unitholders during the quarter ended December 31, 1995.

                                    PART II

     Item 5.  MARKET FOR PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER
              MATTERS.
              ----------------------------------------------------------
     The units are traded on both the Pacific Stock Exchange, Inc. and NASDAQ National Market System. The Partnership's units trade under the ticker symbols "PRP" (Pacific Stock Exchange) and "POPEZ" (NASDAQ). The following table sets forth the 1994-1995 quarterly range of high and low prices for the Partnership's units:

                                  1995                    1994
                           --------------------   --------------------
                              High    Low             High   Low
                           --------------------   --------------------
First Quarter                  $87   $76 1/4           $93   $76
Second Quarter                  93    80                90    81
Third Quarter                   98    84 1/2            86    73 1/2
Fourth Quarter                 104    91 1/2            85    75 1/2


     The number of registered holders of record of the Partnership's units as of January 31, 1996 was 543.

     An annual cash distribution of $5.30 per unit was paid on December 29, 1995 to unitholders of record on December 8, 1995. The aggregate distribution totaled $4,790,000. In 1994 an annual cash distribution of $3.60 per unit was paid December 30, 1994 totaling $3,260,000. All cash distributions are at the discretion of the Partnership's managing general partner, Pope MGP, Inc. The practice of the Partnership has been to make cash distributions only for the purpose of defraying the federal and state tax liability of unitholders on their flow-through share of Partnership net income and as approved from time to time by the managing general partner.

     Item 6.  SELECTED FINANCIAL DATA.
              ------------------------
     The financial information set forth below for each of the years ending December 31, 1991 through 1995 is derived from the Partnership's audited financial statements. This information should be read in conjunction with the financial statements and related notes included with this report and previously filed with the Securities and Exchange Commission

                         -------------------------------------------------------
                                       (Thousands, except per unit data)
                         -------------------------------------------------------
                           1995        1994        1993        1992        1991
                           ----        ----        ----        ----        -----
TOTAL REVENUES           $36,195     $30,508     $33,891     $25,087     $26,256
                         =======     =======     =======     =======     =======
INCOME FROM
OPERATIONS               $14,416     $10,332     $16,576     $ 5,960     $ 4,371
                         =======     =======     =======     =======     =======
NET INCOME               $13,090     $ 8,893     $14,825     $ 5,058     $ 3,263
                         =======     =======     =======     =======     =======
NET INCOME PER
PARTNERSHIP UNIT         $ 14.48     $  9.65     $ 15.01     $  4.30     $  2.77
                         =======     =======     =======     =======     =======

TOTAL ASSETS             $54,147     $52,759     $48,101     $51,236     $48,941
                         =======     =======     =======     =======     =======

LONG-TERM DEBT           $17,717     $25,451     $24,348     $21,720     $20,204
                         =======     =======     =======     =======     =======

PARTNERS' CAPITAL        $32,988     $24,824     $20,875     $27,548     $23,301
                         =======     =======     =======     =======     =======

CASH DISTRIBUTION
PER UNIT                 $  5.30     $  3.60     $  6.00     $   .69     $   .76
                         =======     =======     =======     =======     =======


     Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
              ---------------------------------------------------------------

     This discussion should be read in conjunction with the Partnership's consolidated financial statements included with this report.

                             Results of Operations
                             ---------------------
Timberland Resources
--------------------
     During 1995 the Partnership logged and sold approximately 26.2 million board feet of softwood timber at an average price of $848 per thousand board feet (MBF). In addition, during 1995, the Partnership sold stumpage totaling 837 thousand board feet of softwood timber at an average price of $551 per MBF. For the corresponding period in 1994, the Partnership logged and sold stumpage totaling approximately 20.6 and .6 million board feet of softwood timber at average prices of $783 and $565 per MBF, respectively. For the corresponding period in 1993, Pope logged and sold stumpage totaling approximately 16.8 and
16.1 million board feet at average prices of $592 and $841 per MBF, respectively. The increase in the average price logged per MBF is primarily attributable to a higher percentage of export volume sold and higher export and pulp prices in 1995 as compared to 1994 and 1993. The increase in timber sold in 1993 as compared to 1995 and 1994 is due to management increasing the 1993 harvest in order to repurchase units and repay acquisition debt with the aid of record timber prices. The aforementioned average price of timber sold reflects various mixes of timber grades and different types of timber sales and is, therefore, not necessarily indicative of the price of timber to be sold in the future.

     The Partnership sells its timber into two major markets, namely the export and domestic markets. Direct and indirect log sales to the export market totaled 13.1, 9.5 and 4.1 million board feet of softwood timber for 1995, 1994 and 1993, respectively.

     The export demand for logs is directly affected by the demand from Asian countries. As nearly all of the Partnership's export logs are sold to Japan, the strength of the Japanese economy and the relative strength of the United States dollar directly affect the demand for export logs. The export market is currently strong with prices still at high historical levels. Management anticipates export prices to remain strong into the second quarter of 1996 then to decline due to increased supply coupled with price resistance from log buyers. A modest upturn at the end of 1996 is anticipated.

     The Partnership's domestic demand for logs is directly affected by the level of construction activity on the west coast of the United States. Changes in general economic and demographic factors have historically caused fluctuations in housing starts. This in turn affects demand for lumber and commodity wood prices which drives the demand for logs. For 1996 management anticipates the domestic market to be similar to 1995. Management is concerned about the declining number of sawmills in its region. As the number of sawmills declines management must find additional outlets for its domestic timber. Management does not believe the decline in domestic sawmills will materially impact its 1996 operations but is nonetheless exploring additional outlets for its domestic timber.

Property Development
--------------------
     Property development consists of residential development and income properties. Residential development consists of the sale of single-family homes, finished lots and undeveloped acreage. Income properties consists of providing water and sewer services to properties in the Port Ludlow area; a marina, golf course, commercial center and RV park operated by the Partnership; certain Port Gamble parcels leased to Pope & Talbot, Inc.; and a restaurant/lounge and related facilities leased to and operated by Village Resorts, Inc. Revenues from property development totaled $9,796,000, $11,425,000 and $8,175,000 for 1995,
1994 and 1993, respectively.

     Revenue from residential development totaled $5,726,000, $7,126,000 and $4,178,000 for 1995, 1994 and 1993, respectively. The Partnership's largest development is in Port Ludlow, Washington. During 1995 the Partnership's development at Port Ludlow generated revenues of $4,163,000 on 26 finished lot sales, 14 home sales and one bulk sale of 27 lots with preliminary lot approval. This compares to 1994 sales at Port Ludlow of $4,850,000 on 30 lot sales and 14 home sales. In 1993, Port Ludlow generated revenues of $3,692,000 on 11 lot sales and 22 home sales. Excluding the one bulk sale, 1995 lot and home sales were similar to 1994. This was attributable to similar mixes of inventory combined with similar real estate markets. The slower 1993 sales as compared to 1994 and 1995 was mostly attributable to the weakened economies of California and the Pacific Northwest.

     At December 31, 1995 the Partnership had in total 234 developed lots and 23 homes under various stages of completion. This compares to the prior year's 281 developed lots and 24 homes under various stages of completion. This inventory consists of a wide variety of subdivisions, encompassing a broad spectrum of prices.

     Revenues from income properties totaled $4,070,000, $4,299,000 and $3,997,000 for 1995, 1994 and 1993, respectively. Operations were generally consistent for each of the three years and management expects future revenues to be stable.

General
-------
     Cost of sales for the Partnership can fluctuate widely due to the various methods for selling timber and the basis of the land the Partnership sells.

     General and administrative costs increased in 1995 as compared to 1994 and 1993. This was primarily attributable to three factors: increased property taxes on the Partnership's land; increased road maintenance and silviculture expenses related to timberland acquisitions; and increased costs related to the Partnership's development in Port Ludlow.

     Deferred profit on current year's contract sales as well as recognition of prior years' deferred profit is affected by the timing and amount of cash received on contract sales.

     Interest expense has continued to decline from 1993 through 1995 due to reductions in debt levels plus lower interest rates.

     In 1995 interest income declined from amounts earned in 1994 and 1993. This was attributable to a two-year decline in the contracts receivable balance outstanding.

                        Liquidity and Capital Resources
                        -------------------------------
     Management has budgeted spending $2.2 million on its real estate development in 1996. In addition, management has budgeted spending an additional $800,000 in capital expenditures for other operations in 1996. Funds generated internally through operations and externally through financing will provide the required resources for the Partnership's real estate development and capital expenditures. Management considers its capital resources to be adequate for its real estate development plans, both in the near future and on a long-term basis. At December 31, 1995, the Partnership had available an unused $17 million loan commitment from a bank.

     Management has considerable discretion to increase or decrease the level of timber cut and thus drive net income and cash flow up or down assuming, of course, timber prices are stable. Management's current plan is to harvest 21 million board feet of softwood timber in 1996, which is in balance with its sustainable yield capacity. Since harvest plans are based on demand, price and cash needs, actual harvesting may vary subject to management's on-going review.

     Cash provided by operating activities generated $16,900,000 in 1995, and was primarily used for debt repayments of $7,663,000, a unitholder distribution of $4,790,000 and capital and land expenditures of $3,890,000 in 1995. Land and timber acquisitions totaled $2,911,000 in 1995 and are expected to continue to be the most significant capital expenditures in 1996.

     A cash distribution of $5.30 per unit was paid on December 29, 1995 to unitholders of record on December 8, 1995. The aggregate distribution totaled $4,790,000. In 1994 a cash distribution of $3.60 per unit was paid December 30, 1994 totaling $3,260,000. The practice of the Partnership has been to make annual cash distributions only for the purpose of defraying the federal and state tax liability of unitholders on their flow-through share of Partnership net income and as approved from time to time by the managing general partner.

     Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES
               -----------------------------------------------

                                 POPE RESOURCES

                         A DELAWARE LIMITED PARTNERSHIP




                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

                 POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993







                                    CONTENTS



                                                             Page

  Independent auditors' report                                 14

  Consolidated financial statements:

       Balance sheets                                          15

       Statements of income                                    16

       Statements of cash flows                                17

       Notes to financial statements                      18 - 25

                          Independent Auditors' Report
                          ----------------------------

To the Board of Directors and Unitholders
Pope Resources, A Delaware Limited Partnership
Poulsbo, Washington


     We have audited the accompanying consolidated balance sheets of Pope Resources, A Delaware Limited Partnership and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pope Resources, A Delaware Limited Partnership and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.






DELOITTE & TOUCHE LLP


Seattle, Washington
January  26, 1996

                 POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

            CONSOLIDATED BALANCE SHEETS - DECEMBER 31, 1995 AND 1994
                                  (Thousands)

                                     ASSETS

Current assets:                                            1995         1994
                                                        --------      --------
   Cash and cash equivalents                            $    987      $    100
   Accounts receivable                                     1,047         1,172
   Work in progress                                       11,375        11,774
   Current portion of contracts receivable                   739         1,558
   Prepaid expenses and other                                164           136
                                                        --------      --------
       Total current assets                               14,312        14,740
                                                        --------      --------
Properties and equipment, at cost:
   Land and land improvements                             15,146        14,483
   Roads and timber, net of accumulated
   depletion of $7,031 and $6,446                         11,922         9,960
   Buildings and equipment, net of
   accumulated depreciation of
   $10,051 and $9,406                                      9,040         9,484
                                                        --------      --------

                                                          36,108        33,927
                                                        --------      --------
Other assets:
   Contracts receivable, net of current portion            2,640         2,888
   Unallocated amenities and project costs                   996         1,172
   Other                                                      91           152
                                                        --------      --------

                                                           3,727         4,212
                                                         -------       -------

                                                         $54,147       $52,879
                                                         =======       =======


                   LIABILITIES AND PARTNERS' CAPITAL


Current liabilities:
     Accounts payable                                    $ 1,029       $   893
     Accrued liabilities                                     521           397
     Current portion of long-term debt                       300           228
     Deposits                                                165           111
     Other liabilities                                       363           120
                                                         -------       -------

          Total current liabilities                        2,378         1,749

Other long-term liabilities                                  275            94

Long-term debt, net of current portion                    17,717        25,451

Deferred profit on contracts receivable                      789           761

Partners' capital                                         32,988        24,824
                                                         =======       =======

                                                         $54,147       $52,879
                                                         =======       =======


                See notes to consolidated financial statements.

                 POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

                        CONSOLIDATED STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                        (Thousands, except per unit data)


Revenues:                                             1995        1994        1993
                                                    --------    --------    --------
  Timberland resources including sales to
    related parties of 1%, 23% and 18%              $ 26,399    $ 19,083    $ 25,716
  Property development                                 9,796      11,425       8,175
                                                    --------    --------    --------
                                                      36,195      30,508      33,891
                                                    --------    --------    --------
Cost of sales                                        (13,820)    (13,187)    (10,787)


Selling, general and administrative expenses          (7,926)     (6,566)     (6,968)
Deferred profit on current year's contract sales        (457)       (511)        (73)
Recognition of prior years' deferred profit              424          88         513
                                                    --------    --------    --------
   Income from operations                             14,416      10,332      16,576
                                                    --------    --------    --------
Other income (expense):

Interest expense                                      (1,712)     (1,870)     (2,366)
Interest income                                          386         431         615
                                                    --------    --------    --------
                                                      (1,326)     (1,439)     (1,751)
                                                    --------    --------    --------
Net income                                          $ 13,090    $  8,893    $ 14,825
                                                    ========    ========    ========

Net income:

   Allocable to general partners                    $    131    $     89    $    148
   Allocable to limited partners                      12,959       8,804      14,677
                                                    --------    --------    --------
Net income per partnership unit                     $ 13,090    $  8,893    $ 14,825
                                                    ========    ========    ========

Net income per partnership unit                     $  14.48    $   9.65       15.01
                                                    ========    ========    ========


                See notes to consolidated financial statements.

                 POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                                   (Thousands)

Cash flows from operating activities:               1995        1994        1993
                                                  --------    --------    --------
    Cash received from customers                  $ 37,422    $ 30,012    $ 36,880
    Cash paid to suppliers and employees           (19,201)    (21,241)    (15,043)
    Interest received                                  399         494         597
    Interest paid, net of amounts capitalized       (1,720)     (1,849)     (2,363)
                                                  --------    --------    --------
      Net cash provided by operating activities     16,900       7,416      20,071
                                                  --------    --------    --------
Cash flows from investing activities:
    Capital expenditures                            (3,429)     (4,022)     (1,220)
    Proceeds from the sale of equipment                  5           5          14
                                                  --------    --------    --------
      Net cash used in investing activities         (3,424)     (4,017)     (1,206)
                                                  --------    --------    --------
Cash flows from financing activities:
    Proceeds from issuance of long-term debt                     1,879      16,000
    Purchase of partnership units                     (136)     (1,684)    (15,938)
    Cash distributions to unitholders               (4,790)     (3,260)     (5,560)
    Repayments of long-term debt                    (7,663)       (678)    (13,428)
                                                  --------    --------    --------
      Net cash used in financing activities        (12,589)     (3,743)    (18,926)
                                                  --------    --------    --------
      Net increase (decrease) in cash and
        cash equivalents                               887        (344)        (61)

Cash and cash equivalents:
    Beginning of year                                  100         444         505
                                                  --------    --------    --------
    End of year                                   $    987    $    100    $    444
                                                  ========    ========    ========

Reconciliation of net income to net cash provided by operating activities:

  Net income                                      $ 13,090    $  8,893    $ 14,825
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Cost of land and timber sold                     133       1,182         163
      Land resale expenditures                        (461)     (1,238)       (293)
      Depreciation and depletion                     1,559       1,334       1,679
      Deferred profit                                   27         410        (457)
      Increase (decrease) in cash from changes in
        operating accounts:
        Accounts receivable                            125        (357)        (22)
        Work in progress                               575      (3,046)        716
        Contracts receivable                         1,067         944       1,967
        Accounts payable and accrued liabilities       261         (15)        379
        Other liabilities                              363         120
        Deposits                                        54      (1,009)      1,043
        Other, net                                     107         198          71
                                                  --------    --------    --------
Net cash provided by operating activities         $ 16,900    $  7,416    $ 20,071
                                                  ========    ========    ========

                See notes to consolidated financial statements.

                 POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1.   Summary of significant accounting policies:

     General:

        Pope Resources, A Delaware Limited Partnership (the "Partnership"), is a publicly-traded limited partnership engaged principally in tree farming operations and property development in Western Washington. Tree farming operations include the sale of logs, and the selling of standing timber under cutting contracts or other arrangements. Property development includes the sale of single-family homes, finished lots and undeveloped acreage, and various commercial operations.

     Principles of consolidation:

        The consolidated financial statements include the accounts of the Partnership and its wholly-owned subsidiaries, Ludlow Water Company, Ludlow Bay Realty and Gamble Village Water and Sewer Company. Significant intercompany balances and transactions have been eliminated in consolidation.

     Use of estimates in financial statements

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     Work in progress:

        Work in progress consists of direct development costs, including capitalized interest, of residential lots and dwellings which are completed or are expected to be substantially completed and available for sale in the upcoming year and are recorded at the lower of cost or net realizable value.

     Contracts receivable:

        The Partnership sells land parcels under contracts requiring a minimum cash down payment of twenty percent and having financing terms of up to eight years at interest rates of ten percent. The Partnership reduces credit risk on contracts through collateral and down payment requirements.

        Principal payments on contracts receivable for the next five years are due as follows:

                                         (Thousands)
                                         -----------
                          1996              $739
                          1997               356
                          1998               588
                          1999               270
                          2000               182


     Unallocated amenities and project costs:

        Unallocated amenities and project costs represent indirect development costs for long-term real estate development projects. These costs are expensed based on anticipated project sales of residential dwellings and lots over the life of the project.

                 POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


1.   Summary of significant accounting policies (continued):

     Properties and equipment:

        Depreciation is provided using straight-line methods over the estimated useful lives of the assets which range from five to 39 years. Depletion of logging roads and costs of fee timber harvested are provided at rates based on unrecovered costs and estimated recoverable volume of softwood timber.

        The carrying value of properties is reviewed periodically for impairment. If the asset carrying amount is not recoverable, the asset is considered to be impaired and the value is adjusted to estimated fair value.

     Revenue recognition:

        Revenue on real estate sales is recorded on the date the sale closes. The Partnership uses the installment method of accounting for real estate sales transactions until 25% of the contract sales value has been collected, at which point the full accrual method of accounting is used.

     Income per partnership unit:

        Income per partnership unit is computed using the weighted average number of units outstanding during each year (903,913 units in 1995, 921,097 units in 1994, 987,653 in 1993). There were 903,894 and 905,594 units outstanding at December 31, 1995 and 1994, respectively.

     Statement of cash flows:

        For purposes of the statement of cash flows, the Partnership considers all highly-liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents. During 1995 noncash investing activities include a transfer of $287,000 of land to work in progress. During 1994 noncash investing activities include a transfer of $123,000 of work in progress to land and land improvements.

     Reclassifications:

        Certain reclassifications have been made to the 1994 financial statements to conform with the current year's presentation.

                 POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

2.   Income taxes:

        The Partnership is not subject to income taxes. Instead, each partner is taxed on his share of the Partnership's taxable income, whether or not distributed.

        The following schedule reconciles net income reported for financial statement purposes to consolidated taxable income:

                                                          (Thousands)
                                                 1995        1994         1993
                                               -------     -------      -------
Net income per financial statements            $13,090     $ 8,893      $14,825

Difference in reporting depreciation              (104)       (308)        (336)

Cost basis of land, timber and homes sold          269         161           86

Difference in reporting depletion                 (130)       (182)        (196)

Deferred profit from differences in the
use of the installment method                      315         381          263

Other, net                                         292         115           26
                                               -------     -------      -------
Consolidated taxable income                    $13,732     $ 9,060      $14,668
                                               =======     =======      =======


3.   Long-term debt:

        Long-term debt at December 31 consisted of:

                                                                  (Thousands)
                                                               1995          1994
                                                              -------       -------
  Note payable to a bank with interest at Prime
  (8.5% at December 31, 1995)                                 $ 3,000       $ 9,875

  Mortgage note payable to an insurance company
  with interest at 9.65%, collateralized by timberlands,
  with a minimum monthly payment of $136,000, due
  May 2022                                                     14,463        15,188

  Local improvement district assessments, with interest
  ranging from 6.5% to 10%, due through 2009                      554           616
                                                              -------       -------
                                                               18,017        25,679
  Less current portion                                            300           228
                                                              -------       -------
                                                              $17,717       $25,451
                                                              =======       =======


                 POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


3.   Long-term debt: (Continued)

     The note payable to bank represents borrowings on a $20 million revolving term agreement. The maximum available borrowings are reduced by $10 million on September 30, 1997 and the agreement expires on January 31, 1999.

     The Partnership debt agreements contain certain financial statement ratio covenants and have tangible net worth requirements for which the Partnership is in compliance. As of December 31, 1995 the minimum net worth requirements for the bank and the insurance company notes were $27,427,000 each. The net worth requirements increase each year by a percentage of the current year's net income. The mortgage note payable also includes debt repayment provisions in the event of timber harvests in excess of specified amounts.

     Principal payments on long-term debt for the next five years are due as follows:

                                                (Thousands)
                                                -----------
                               1996               $  300
                               1997                  325
                               1998                  353
                               1999                3,384
                               2000                  413



4.   Fair value of financial instruments:

     The Partnership's financial instruments include cash and cash equivalents, accounts receivable, contracts receivable, and variable rate debt, for which the carrying amount of each approximates fair value. The fair value of fixed rate debt having a carrying value of $15,017,000 has been estimated based on current interest rates for similar financial instruments and totals $16,848,000 as of December 31, 1995.

5.   Partners' capital:

     The general partners of the Partnership are Pope MGP, Inc. and Pope EGP, Inc. Allocations of partner distributions and net income are based on units held.

                 POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


5.   Partners' capital: (Continued)

        The following presents the partners' capital account activity for the three years ended December 31, 1995:

                                                 (Thousands)
                                      General      Limited
                                      Partners     Partners      Total
                                      --------   ----------     --------
January 1, 1993                         $270       $27,278      $27,548
  Repurchase of 250,000 units                      (15,938)     (15,938)
  Cash distributions                     (72)       (5,488)      (5,560)
  Net income                             148        14,677       14,825
                                        ----       -------      -------
December 31, 1993                       $346       $20,529      $20,875
  Repurchase of 21,100 units                        (1,684)      (1,684)
  Cash distributions                     (43)       (3,217)      (3,260)
  Net income                              89         8,804        8,893
                                        ----       -------      -------
December 31, 1994                       $392       $24,432      $24,824
  Repurchase of 1,700 units                           (136)        (136)
  Cash distributions                     (63)       (4,727)      (4,790)
  Net income                             131        12,959       13,090
                                        ----       -------      -------
December 31, 1995                       $460       $32,528      $32,988
                                        ====       =======      =======


6.   Employee benefits:

        Full-time salaried employees with one year of service are eligible to receive benefits under a defined contribution plan. The Partnership is required to contribute 3% of eligible employee compensation into the plan, which amounted to $48,000, $56,000, $50,000 for each of the three years in the period ended December 31, 1995. The Partnership also accrued $181,000 in 1995 and $94,000 in 1994 related to a supplemental retirement plan for a key employee.

7.   Commitments:

        In the ordinary course of business, and as part of the entitlement and development process, the Partnership is required to provide performance bonds and letters of credit to assure completion of certain public facilities. At December 31, 1995, the Partnership had performance bonds and letters of credit outstanding totaling $634,000.

        The Partnership has guaranteed the repayment of a note from a 50%-owned joint venture to a bank in the amount of $6,000,000.

                 POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


8.   Related party and major customer transactions:

        Pope MGP, Inc. is the managing general partner of the Partnership and receives $150,000 per year for this service. Furthermore, one individual serves as a director of both Pope MGP, Inc. and Pope & Talbot, Inc. (P&T). During the years ended December 31, 1994 and 1993, revenues of $3,915,000 and $4,557,000, respectively, were realized from timber sales to P&T. P&T managed the townsite of Port Gamble, for which the Partnership paid $125,000 annually for 1995, 1994 and 1993 under an agreement between P&T and the Partnership which expired on December 31, 1995. The Partnership leased to P&T a log dump at Port Ludlow together with a millsite and log dump in Port Gamble and received, in return, annual payments of $50,000 and $75,000, respectively. The Port Gamble millsite and log dump lease expires in 2005. The Port Ludlow log dump lease expired at December 31, 1995.

        A former director of Pope MGP, Inc. is a managing director of MRGC and is the President and Chief Executive Officer and a director of Merrill & Ring, Inc. MRGC is 50%-owned by Merrill & Ring, Inc. Such individual served as a director of Pope MGP, Inc. from January 1994 to September 1995. During the years ended December 31, 1995 and 1994 the Partnership paid $268,000, and $313,000, respectively for fees and commissions related to export timber sales through MRGC totaling $4,389,000 and $5,148,000, respectively.

                 POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

9.   Segment information:

        The Partnership's operations are classified into two segments: timberland resources and property development. Identifiable assets are those used exclusively in the operations of each industry segment or those allocated when used jointly. Non-allocable assets of the Partnership include cash, accounts receivable, certain prepaid expenses and the Partnership's administrative office. Details of the Partnership's operations by business segment for the years ended December 31 were as follows:

                                              (Thousands)
                      Timberland      Property
                       Resources    Development     Administrative     Consolidated
                      ----------    -----------     --------------     ------------
     1995
Revenues                $26,399       $ 9,796                             $36,195

Income (loss)
from operations          18,087        (1,287)          $(2,384)           14,416

Depreciation and
depletion                   592           842               125             1,559

Identifiable assets      17,414        32,648             4,085            54,147

Capital and land
expenditures              2,555         1,265                70             3,890

     1994

Revenues                $19,083       $11,425                             $30,508

Income (loss)
from operations          12,525          (258)          $(1,935)           10,332

Depreciation and
depletion                   390           818               126             1,334

Identifiable assets      14,327        35,019             3,413            52,759

Capital and land
expenditures              1,869         3,363                28             5,260

     1993

Revenues                $25,716       $ 8,175                             $33,891

Income (loss) from
operations               20,880        (2,037)          $(2,267)           16,576

Depreciation and
depletion                   674           877               128             1,679

Identifiable assets      12,062        31,548             4,491            48,101

Capital and land
expenditures                713           792                 8             1,513

                 POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

                  YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


9.   Segment Information (Continued)

     Direct export sales to Japan for 1995 and 1994 totaled $8,935,000 and $8,080,000, respectively.

10.  Quarterly financial information (unaudited):

                                        Income                  Net Income
      (Thousands, except                 from        Net            per
       per unit data)      Revenues   Operations    Income   Partnership Unit
      ------------------   --------   ----------    ------   ----------------
         1995
       First quarter        $ 7,350     $2,818      $2,395        $2.65
       Second quarter        11,437      5,609       5,289         5.85
       Third quarter          8,053      3,029       2,722         3.01
       Fourth quarter         9,355      2,960       2,684         2.97

         1994
       First quarter        $ 5,193     $1,530      $1,190        $1.28
       Second quarter         6,126      2,138       1,813         1.96
       Third quarter          9,401      3,333       2,926         3.16
       Fourth quarter         9,788      3,331       2,964         3.27

         1993
       First quarter        $ 4,034     $  964      $  569        $ .49
       Second quarter         8,018      3,969       3,485         3.76
       Third quarter          9,540      5,624       5,047         5.45
       Fourth quarter        12,299      6,019       5,724         6.18

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
          ---------------------------------------------------------------



    None.

                                    PART III

     Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
              --------------------------------------------------

     The Managing General Partner of the Partnership is Pope MGP, Inc. Its address is the same as the address of the principal offices of the Partnership. Pope MGP, Inc. receives $150,000 per year for acting as managing general partner of the Partnership.

     The following table identifies the directors of Pope MGP, Inc. as of December 31, 1995. The Partnership has no directors. Officers of Pope MGP, Inc. hold identical offices with the Partnership. All directors, except Mr. Tucker, have served since the formation of Pope MGP, Inc. in 1985. George H. Folquet served as a director until his term expired on December 13, 1995. Richard E. Stroble served as a director until he resigned on September 28, 1995.


Name                                Age             Position and Background
----                                ---     ------------------------------------

Adolphus Andrews, Jr. (1), (2)       73     Director; President of Andrews
                                            Associates, Inc., 1981 to present

Peter T. Pope (1), (2)               61     Director; President, CEO and
                                            Chairman of the Board of Pope &
                                            Talbot, Inc., 1971 to present.

Gary F. Tucker (3)(4)                59     Director; President and CEO of Pope
                                            MGP, Inc. and the Partnership since
                                            December 1995; President of Trees
                                            Inc., June 1989 to December 1995;
                                            Vice President Resources of Plum
                                            Creek Timber Company, Inc.,
                                            December 1984 to May 1989

Marco F. Vitulli (4)                 61     Director; President, Vitulli
                                            Ventures Ltd., 1980 to present

David Cunningham (3)                 49     Vice President Land Use, since
                                            December 1985 of Pope MGP, Inc. and
                                            the Partnership; Planning Director,
                                            Pope & Talbot Development, Inc.,
                                            July 1978 to December 1985

Thomas A. Griffin (3)                38     Treasurer and Controller since
                                            November 1991 and Controller from
                                            March 1989 to October 1991 and
                                            Assistant Controller May 1988 to
                                            February 1989 of Pope MGP, Inc. and
                                            the Partnership; Property Manager
                                            of Wood Associates, January 1986 to
                                            April 1988; Controller of Vestar,
                                            January 1984 to January 1986

Gregory M. McCarry (3)                46    Vice President Development of Pope
                                            MGP, Inc. and the partnership, since
                                            November 1987; owner of Pace , 1986
                                            to November 1987; Treasurer of
                                            Security Resources, Inc., from
                                            1983 to 1986

Thomas M. Ringo (3)                   42    Vice President Finance since
                                            November 1991 and Treasurer from
                                            March 1989 through October 1991 of
                                            Pope MGP, Inc. and the Partnership;
                                            Tax Manager of Westin Hotel Company,
                                            1985 to March 1989; Tax Consultant
                                            for Price Waterhouse, 1981 to 1985


John S. Walter (3)                    53    Vice President Timberlands since
                                            September 1989 of Pope MGP, Inc. and
                                            the Partnership; Timber Sales
                                            Manager for Scott Paper Timberlands,
                                            1984 to 1989



     (1)  Mr. Pope is the first cousin of Emily T. Andrews, Mr. Andrews' wife.
     (2)  Terms expire December 11, 1996.
     (3)  Term as an officer expires December 12, 1997
     (4)  Term as a director expires December 12, 1997.

     Item 11.  EXECUTIVE COMPENSATION.
               -----------------------
     The following table sets forth certain information concerning the cash compensation paid to each of the five most highly compensated executive officers of the Partnership whose individual aggregate cash compensation exceeded $100,000.

                          SUMMARY COMPENSATION TABLE
                              Annual Compensation

-----------------------------------------------------------------------
Name and                                    Other Annual      All Other
Principal                  Salary   Bonus   Compensation   Compensation
Position            Year    ($)    ($)(1)        ($)(2)        ($)(3)
-----------------------------------------------------------------------
George H. Folquet   1995  195,600  90,000                      54,500
  CEO & President   1994  180,400  85,000                      54,500
                    1993  225,950  92,000                       6,866
-----------------------------------------------------------------------
Greg McCarry        1995  132,400  60,500                       4,500
  V.P. Development  1994  129,850  52,000                       4,500
                    1993  127,300  29,000                       5,436
-----------------------------------------------------------------------
David Cunningham    1995  101,800  21,000                       3,540
  V.P. Land Use     1994   97,400  20,000                       3,444
                    1993   93,650  19,000                       2,915
-----------------------------------------------------------------------
Tom Ringo           1995  100,850  21,000                       3,510
  V.P. Finance      1994   96,500  20,000                       3,418
                    1993   91,100  18,000                       2,854
-----------------------------------------------------------------------
John Walter         1995   96,550  25,000                       3,300
  V.P. Timberlands  1994   92,400  14,000                       3,430
                    1993   88,850  23,000                       3,297
-----------------------------------------------------------------------



(1) Amounts represent bonuses or commissions earned in the year shown but paid in either the current or following years.

(2) Perquisites and other personal benefits paid to each named executive officer in each instance aggregated less than 10% of the total annual salary and bonus for each officer and accordingly were omitted from the table as permitted by the rules of the Securities and Exchange Commission
     (SEC).

(3) Amounts represent contributions to the Partnerships 401(k) plan or a deferred compensation plan.

     COMPENSATION OF DIRECTORS.

     Compensation of the directors of Pope MGP, Inc. consisted of a monthly fee of $1,000 plus a $1,000 fee for each board meeting attended.

     EMPLOYEE BENEFIT PLANS.
     -----------------------

     Full-time salaried employees with one year of service are eligible to receive benefits under a defined contribution plan. The Partnership is required to contribute 3% of eligible employee compensation into the plan, which amounted to $48,000, $56,000 and 50,000 for each of the three years in the period ended December 31, 1995. Employees become fully vested over a six year period in the Partnership's contribution.

     The Partnership has a supplemental retirement plan for a key employee. The plan provides for a retirement income of 70% of the employee's base salary at retirement after taking into account both 401(k) and social security benefits. The Partnership accrued $ 181,000 for this benefit in 1995.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

          PRINCIPAL UNITHOLDERS.

     As of December 31, 1995, the following persons were known or believed by the Partnership to be the beneficial owners of more than five percent (5%) of the outstanding Partnership units:

Title of      Name and Address of       Amount and Nature of       Percent
 Class          Beneficial Owner        Beneficial Ownership (1)   of Class
--------  ---------------------------   ------------------------   --------
Units     Private Capital                     241,035 (2)            26.7
          Management, Inc.
          3003 Tamiami Trail North
          Naples, FL   33940

Units     Emily T. Andrews                    111,420 (3)            12.3
          600 Montgomery Street
          35th Floor
          San Franscisco, CA  94111

Units     Peter B. Cannell & Co. Inc.          49,575 (4)             5.5
          919 Third Avenue
          New York, NY   10022

Units     Peter T. Pope                        62,869 (5)             7.0
          1500 S.W. 1st Avenue
Units     Portland, OR   97201

(1) Each beneficial owner has sole voting and investment power unless otherwise indicated.

(2) Private Capital Management, Inc. is an investment adviser shown registered under the Investors Advisers Act of 1940. Units are held in various accounts managed by Private Capital Management, Inc. which shares dispositive powers as to those units.

(3) Includes 218 units owned by her husband, Adolphus Andrews, Jr. as to which she disclaims beneficial ownership. Also includes a total of 12,000 units held by Pope MGP, Inc. and Pope EGP, Inc., as to which she shares voting and investment power.

(4) Peter B. Cannell & Co., Inc. is an investment adviser registered under the Investment Advisers Act of 1940. Peter B. Cannell & Co., Inc. is a wholly-owned subsidiary of Eberstadt Fleming, Inc., a broker-dealer registered under the Securities Exchange Act of 1934.

(5) Includes 10,684 units held in trust for his children. Also includes a total of 12,000 units held by Pope MGP, Inc., and Pope EGP, Inc., as to which he shares investment and voting power.

MANAGEMENT.
-----------

     As of December 31, 1995, the beneficial ownership of the Partnership units of (I) the general partners, (II) the directors of the Partnership's general partners, and (III) the Partnership's general partners, directors and officers of the Partnership as a group was as follows:

                                                  Amount and Nature      Percent
                                                    of Beneficial           of
Name                     Position and Offices        Ownership (1)        Class
--------------------------------------------------------------------------------
Adolphus Andrews, Jr.    Director, Pope MGP, Inc.     111,420  (2)         12.3
                         and Pope EGP, Inc. (3)

Peter T. Pope            Director, Pope MGP, Inc.      62,869  (4)          6.9
                         and Pope EGP, Inc. (5)

Pope EGP, Inc.           Equity General Partner        10,800               1.2

Pope MGP, Inc.           Managing General               1,200                *
                         Partner

Macro Vitulli            Director, Pope MGP, Inc.         200                 *
                         and Pope EGP, Inc.

Thomas M. Ringo          Vice President Finance,          100                 *
                         Pope MGP, Inc. and the
                         Partnership

All general partners, directors and officers                   (6)         18.0
of general partners, and officers of the
Partnership as a group (10 individuals and 2
partners)

* Less than 1%

     (1) Each beneficial owner has sole voting and investment power unless otherwise indicated.

      (2) Includes 99,202 units as to which he shares investment and voting power. Also includes units owned by Pope MGP, Inc. or Pope EGP, Inc., as to all of which he disclaims beneficial ownership. See footnote
           (3) under "Principal Unitholders."

      (3)  Mr. Andrews is also Vice President of Pope EGP, Inc.

      (4)  See footnote (5) under "Principal Unitholders."

      (5)  Mr. Pope is also President of Pope EGP, Inc.

      (6) The 12,000 units held by Pope MGP, Inc. and Pope EGP, Inc. are excluded from units beneficially owned by Mr. Pope and Mr. Andrews. All of the outstanding stock of Pope MGP, Inc. and Pope EGP, Inc. is owned by Mr. Pope and Mr. Andrews' wife, Emily T. Andrews.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
         -----------------------------------------------

     Peter T. Pope serves as a director of Pope MGP, Inc., managing general partner of the Partnership. Mr. Pope also serves on the board of directors of P&T. P&T did not purchase any timber sold by the Partnership during 1995, however, since it could purchase timber in 1996, a conflict of interest could arise.

     The Partnership Agreement provides that it is a complete defense to any challenge to an agreement or transaction between the Partnership and a general partner, or related person, due to a conflict of interest if, after full disclosure of the material facts as to the agreement or transaction and the interest of the general partner or related person, (1) the transaction is authorized, approved or ratified by a majority of the disinterested directors of the managing general partner, Pope MGP, Inc., or (2) the transaction is authorized by partners of record holding more than fifty percent (50%) of the units held by all partners.

     Richard E. Stroble is a managing director of MRGC. MRGC is 50% owned by Merrill & Ring, Inc. Richard E. Stroble is a director of Merrill & Ring, Inc. In addition, he is the President and CEO of Merrill & Ring, Inc. Because MRGC purchased 17% of the timber sold by the Partnership during 1995, a conflict of interest could have arisen when he was a director of the Partnership. During this period Mr. Stroble disassociated himself from any day-to-day management decisions between MRGC and the Partnership.

     In addition, it is a complete defense to any challenge to such an agreement or transaction based upon a conflict of interest if the agreement or transaction was fair to the Partnership at the time it was authorized, approved or ratified by the managing general partner, Pope MGP, Inc. Approval may be before or at the time of the transaction, or at any later time.

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
          -----------------------------------------------------------------

     (a)  Financial Statements.                                            Page
          ---------------------
          Financial Statements:                                              11

                 Report of Public Accountants                                14
                 Consolidated Balance Sheets                                 15
                 Consolidated Statements of Income                           16
                 Consolidated Statements of Cash Flows                       17
                 Notes to Consolidated Financial Statements             18 - 25

     (b)  Reports on Form 8-K.
          --------------------
          No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1995.

     (c)  Exhibits.
          ---------
            3.1  Partnership's Certificate of Limited Partnership.
                 (1)

            3.2 Partnership's Limited Partnership Agreement, dated as of November 7, 1985.(1)

            3.3  Amendment to Partnership's Limited Partnership
                 Agreement dated December 16, 1986.(2)

            4.1  Specimen Depositary Receipt of Registrant. (1)

            4.2 Partnership's Limited Partnership Agreement dated as of November 7, 1985 and amended
                 December 16, 1986 (see Exhibits 3.1 and 3.3).

            9.1 Shareholders Agreement entered into by and among Pope MGP, Inc., Pope EGP, Inc., Peter
                 T. Pope, Emily T. Andrews, P&T, present and future directors of Pope MGP, Inc. and the Partnership, dated as of November 7, 1985 included as Appendix C to the P&T Notice and Proxy Statement filed with the Securities and Exchange Commission on November 12, 1985, a copy of which was filed as Exhibit 28.1 to the Partnership's registration on Form 10 identified in footnote (1) below. (1)

            10.1 Transfer and Indemnity
                 Agreement between the Partnership and P&T dated as of December 5, 1985. (1)

            10.2 Management Agreement between the
                 the Partnership and P&T dated as of
                 December 5, 1985. (1)

            10.3 Ground Leases between the Partnership as
                 Lessor and P&T as Lessee dated December 3, 1985. (1)

            22.1 Subsidiaries of the Partnership. (3)

            28.1 Certificate of Incorporation of Pope MGP, Inc.
                 (1)

            28.2 Amendment to Certificate of Incorporation of
                 Pope MGP, Inc. (3)

            28.3 Bylaws of Pope MGP, Inc. (1)

            28.4 Certificate of Incorporation of Pope EGP, Inc. (1)

            28.5 Amendment to Certificate of Incorporation of
                 Pope EGP, Inc. (3)

            28.6 Bylaws of Pope EGP, Inc. (1)

--------------------------------

            (1) Incorporated by reference from the Partnership's registration on Form 10 filed under File No. 1-9035 and declared effective on December 5, 1985.

            (2) Incorporated by reference from the Partnership's annual report on Form 10-K for the fiscal year ended December 31, 1987.

            (3) Incorporated by reference from the Partnership's annual report on Form 10-K for the fiscal year ended December 31, 1988.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             POPE RESOURCES, A Delaware
                                             Limited Partnership

                                             By POPE MGP, INC.
                                             Managing General Partner



Date: March 18, 1996                         By /s/Gary F. Tucker
                                                -------------------------------
                                             GARY F. TUCKER,
                                             President and
                                             Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.







Date: March 18, 1996                         By /s/ Gary F. Tucker
                                                --------------------------------
                                             GARY F. TUCKER,
                                             President, Chief Executive Officer
                                             (principal executive officer),
                                             Partnership and Pope MGP, Inc.;
                                             Director, Pope MGP, Inc.



Date: March 18, 1996                         By /s/ Thomas M. Ringo
                                                --------------------------------
                                             THOMAS M. RINGO
                                             Vice President Finance (principal
                                             financial officer), Partnership and
                                             Pope MGP, Inc.

Date: March 18, 1996                         By /s/ Thomas A. Griffin
                                                --------------------------------
                                             THOMAS A. GRIFFIN
                                             Treasurer and Controller
                                             (principal accounting officer),
                                             Partnership and Pope MGP, Inc.






Date: March 18, 1996                         By /s/ Adolphus Andrews, Jr.
                                                --------------------------------
                                             ADOLPHUS ANDREWS, JR.
                                             Director, Pope MGP, Inc.





Date: March 18, 1996                         By /s/ Peter T. Pope
                                                --------------------------------
                                             PETER T. POPE
                                             Director, Pope MGP, Inc.





Date: March 18, 1996                         By
                                               ---------------------------------
                                             MARCO F. VITULLI
                                             Director, Pope MGP, Inc.