Form 10-Q
period 1996-03-31
POPE RESOURCES LTD PARTNERSHIP
filed 1996-05-10
CIK 784011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

        ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        For Quarter Ending March 31, 1996

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

                                    P A R T I

                                     ITEM 1

                              Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

Pope Resources
March 31, 1996 and December 31, 1995

(Thousands)                                                1996          1995
- --------------------------------------------------------------------------------
Assets
Current assets:
  Cash                                                     $ 2,317       $   987
  Accounts receivable                                          253         1,047
  Work in progress                                          11,232        11,375
  Current portion of contracts receivable                      765           739
  Prepaid expenses and other                                   181           164
                                                           -------       -------

  Total current assets                                      14,748        14,312
                                                           -------       -------

Properties and equipment at cost:
  Land and land improvements                                15,149        15,146
  Roads and timber (net of
    accumulated depletion)                                  12,061        11,922
  Buildings and equipment (net of
    accumulated depreciation)                                9,170         9,040
                                                           -------       -------

                                                            36,380        36,108
                                                           -------       -------

Other assets:
  Contracts receivable, net of current portion               2,099         2,640
  Unallocated amenities and project costs                      985           996
  Loan fees and other                                           81            91
                                                           -------       -------

                                                             3,165         3,727
                                                           -------       -------

                                                           $54,293       $54,147
                                                           =======       =======

Liabilities and Partners' Capital
Current liabilities:
  Accounts payable                                         $   746       $ 1,029
  Accrued liabilities                                          501           521
  Current portion of long-term debt                            306           300
  Deposits                                                      88           165
  Other liabilities                                            482           363
                                                           -------       -------

  Total current liabilities                                  2,123         2,378
                                                           -------       -------

Other long-term liabilities                                    275           275
Long-term debt, net of current portion                      14,671        17,717
Deferred profit on contracts receivable                        341           789
Partners' capital                                           36,883        32,988
                                                           -------       -------

                                                           $54,293       $54,147
                                                           =======       =======


                 See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


Pope Resources
Three Months Ended March 31, 1996 and 1995

(Thousands, except per unit data)                          1996          1995
- --------------------------------------------------------------------------------
Revenues:
Timberland resources                                      $ 6,768       $ 5,603
Property development                                        1,925         1,768
Deferred profit on current year's contract sales              (12)          (21)
Recognition of prior years' deferred profit                   458
                                                          -------       -------

                                                            9,139         7,350
                                                          -------       -------

Cost of sales                                              (3,063)       (2,582)
Selling and administration expenses                        (1,732)       (1,820)
                                                          -------       -------

Income from operations                                      4,344         2,948
                                                          -------       -------


Other income (expenses):
Interest expense                                             (366)         (519)
Interest income                                                60            96
Joint venture loss                                           (144)         (130)
                                                          -------       -------

                                                             (450)         (553)
                                                          -------       -------

Net income                                                $ 3,894       $ 2,395
                                                          =======       =======

Allocable to general partners                             $    39       $    24
Allocable to limited partners                               3,855         2,371
                                                          -------       -------

                                                          $ 3,894       $ 2,395
                                                          =======       =======


Net income per partnership unit                           $  4.31       $  2.65
                                                          =======       =======




                See notes to consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

Pope Resources
Three Months Ended March 31, 1996 and 1995

(Thousands)                                                  1996         1995
- --------------------------------------------------------------------------------
Net cash flows from operating activities                   $ 5,037      $ 3,380

Cash flows from investing activities:
  Capital expenditures                                        (667)        (473)
                                                           -------      -------

    Net cash used in investing activities                     (667)        (473)
                                                           -------      -------

Cash flows from financing activities:
  Partnership units repurchased                                            (136)
  Repayment of long-term debt                               (3,040)      (2,801)
                                                           -------      -------

    Net cash used in financing activities                   (3,040)      (2,937)
                                                           -------      -------


Net increase (decrease) in cash and cash equivalents         1,330          (30)
Cash and cash equivalents at beginning of year                 987          100
                                                           -------      -------

Cash and cash equivalents at end of quarter                $ 2,317      $    70
                                                           =======      =======




                 See notes to consolidated financial statements.

                                 POPE RESOURCES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 1996

1. The consolidated financial statements have been prepared by the Partnership without an audit and are subject to year-end adjustments. Certain information and footnote disclosures in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Partnership, the accompanying consolidated balance sheets as of March 31, 1996 and December 31, 1995 and the consolidated statements of income for the three months ending March 31, 1996 and 1995 and cash flows for the three months ending March 31, 1996 and 1995 contain all adjustments necessary to present fairly the financial statements referred to above. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

2. The financial statements in the Partnership's 1995 annual report on Form 10-K include a summary of significant accounting policies of the Partnership and should be read in conjunction with the Form 10-Q.

3. Net income per unit is based on the weighted average of 903,894 and 903,970 units for the three months ending March 31, 1996 and 1995, respectively.

4. Supplemental disclosure of cash flow information: Interest paid amounted to approximately $357,000 and $472,000 for the three months ended March 31, 1996 and 1995, respectively.

                                     ITEM 2

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                       FINANCIAL CONDITION AND RESULTS OF
                           OPERATIONS - March 31, 1996

                                 POPE RESOURCES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)
                                 March 31, 1996

This discussion should be read in conjunction with the Partnership's consolidated financial statements included with this report.

                              Results of Operations

Timberland Resources

During the first quarter of 1996 the Partnership logged and sold approximately
7.1 million board feet of softwood logs at an average price of $825 per thousand board feet (MBF). The Partnership had no stumpage sales in the first quarter of 1996. Stumpage sales are cutting contracts for the removal of trees off of a specific tract for a limited period of time (e.g. 12 months). For the corresponding period in 1995, the Partnership logged and sold approximately 6.1 million board feet of softwood logs at an average price of $743 per MBF. In addition, during the first three months of 1995, the Partnership sold stumpage totaling .8 MBF feet of softwood logs at an average price of $506 per MBF. The increase in the average price per MBF is primarily attributable to a higher percentage of export volume sold in the first quarter of 1996 as compared to 1995. The aforementioned average price of logs sold reflects various mixes of log grades and different types of stumpage sales and is, therefore, not necessarily indicative of the price of logs to be sold in the future.

The Partnership sells its logs and trees into two major markets, namely the export and domestic markets. Direct and indirect softwood log sales to the export market totaled 50% and 43% of total timber revenues for the three month period ending March 31, 1996 and 1995, respectively.

The export demand for logs is directly affected by the demand from Asian countries. As nearly all of the Partnership's export logs are sold into a log market primarily going to Japan, the strength of the Japanese economy and the relative strength of the United States dollar directly affect the demand for export logs. The export market remained strong in the first quarter of 1996 and ended at a higher level than it began. Export prices have begun to soften lately, but not to the degree that normally occurs at this time of year. While the market price of logs can change significantly for a variety of reasons, management anticipates export prices to continue to slowly decline in the second and possibly third quarters of 1996 with prices then increasing for the balance of 1996.

The domestic demand for logs is directly affected by the level of new home construction and repair and remodel business activity. Changes in general economic and demographic factors have historically caused fluctuations in housing starts. This in turn affects demand for lumber and commodity wood prices which drives the demand for logs. For 1996, management anticipates continued uncertainty regarding the demand for domestic logs due to fluctuating interest rates and a slower economy. Management is concerned about the declining number of domestic sawmills in its region. As the number of sawmills declines, management must find replacement outlets for its domestic logs. Management does not believe the decline in domestic sawmills will materially impact its 1996 operations but is nonetheless exploring additional outlets for its domestic logs.

Property Development

Property development consists of residential development and income properties. Residential development consists of the sale of single-family homes, finished lots and undeveloped acreage. Income properties consists of providing water and sewer services to properties in the Port Ludlow area; a marina, golf course, commercial center and RV park operated by the Partnership; commercial and residential property rentals in Port Gamble; certain Port Gamble parcels leased to Pope & Talbot, Inc.; a restaurant/lounge and related facilities leased to and operated by Village Resorts, Inc.

Revenue from residential development totaled $1,108,000 and $1,029,000 for 1996 and 1995, respectively. The Partnership's largest development is in Port Ludlow, Washington. During the first quarter of 1996 the Partnership's development at Port Ludlow generated revenues of $776,000 on 1 finished lot sale and 3 home sales. This compares to 1995 first quarter sales of $936,000 on 8 finished lot sales, 2 home sales and one bulk sale of 27 lots with preliminary lot approval. The decrease in lot sales is attributable to a lack of single family view lots available for sale. The lack of this inventory was caused by permit delays resulting from new Washington State growth management regulations and an unseasonably wet winter. The Partnership is aggressively pursuing entitlements to increase this inventory and hopes to have a much larger inventory ready for sale by the fourth quarter of 1996.

At March 31, 1996 the Partnership had 201 developed lots and 22 homes under various stages of completion. This inventory consists of a wide variety of subdivisions encompassing a broad spectrum of prices in several locales.

Income properties revenues totaled $817,000 and $738,000 for the period ending March 31, 1996 and 1995, respectively. Operations were fairly consistent for the periods ending March 31, 1996 and 1995 and management expects future revenues to be slightly higher. As of January 1, 1996 the Partnership assumed responsibility for management of the Port Gamble townsite from Pope & Talbot, Inc. A year-long planning process is underway to determine how best to optimize the values inherent in both Port Gamble's historic core and its attendant acreage.

General

The Partnership is a joint venture partner in a 36-room inn at Port Ludlow. The expected occupancy level has not been achieved and the inn has thus performed below expectations. For the first quarter of 1996 the inn showed an occupancy percentage of 19.5% compared to 17.5% for the first quarter of 1995. Management of the joint venture is working hard to create innovative ways to increase revenues and are optimistic that such efforts will be successful. The Partnership's share of joint venture losses were $144,000 and $130,000 for the 1996 and 1995 first quarters, respectively.

                         Liquidity and Capital Resources

Funds generated internally through operations and externally through financing will provide the required resources for the Partnership's real estate development and capital expenditures. Management considers its capital resources to be adequate for its real estate development plans, both in the near-term and on a long-term basis. At March 31, 1996, the Partnership had available an unused $20 million loan commitment from a bank.

Management has considerable discretion to increase or decrease the level of logs cut and thus drive net income and cash flow up or down assuming, of course, logs prices and demand remain stable. Management's current plan is to harvest approximately 21 million board feet of softwood logs and trees in 1996 which compares to 27 million board feet in 1995. Since harvest plans are based on demand, price and cash needs, actual harvesting may vary subject to management's on-going review.

Cash provided by operating activities generated $5,037,000 in the first quarter of 1996, while overall cash and cash equivalents increased by $1,330,000. The cash generated was primarily used for repayments of long-term debt totaling $3,040,000 and capital expenditures of $667,000.

The Partnership has not declared a cash distribution in 1996. All cash distributions are at the discretion of the Partnership's managing general partner, Pope MGP, Inc. The practice of the Partnership has been to make cash distributions only for the purpose of defraying the estimated tax liability of unitholders on their flow-through share of Partnership net income and as approved from time to time by the managing general partner.

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

                                        POPE RESOURCES,
                                        A Delaware Limited Partnership
                                        ------------------------------------
                                        Registrant

Date: April 19, 1996             By:    POPE MGP, Inc.
                                        ------------------------------------
                                        Managing General Partner

Date: April 19, 1996             By:    /s/Gary F. Tucker
                                        ------------------------------------
                                        Gary F. Tucker
                                        President and Chief Executive Officer

Date: April 19, 1996             By:    /s/Thomas M. Ringo
                                        ------------------------------------
                                        Thomas M. Ringo
                                        Vice President-Finance
                                        (Principal Financial Officer)



Date: April 19, 1996             By:    /s/Thomas A. Griffin
                                        ------------------------------------
                                        Thomas A. Griffin
                                        Treasurer/Controller
                                        (Principal Accounting Officer)