Form 10-Q
period 1996-06-30
POPE RESOURCES LTD PARTNERSHIP
filed 1996-08-12
CIK 784011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


     ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For Quarter Ending June 30, 1996

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



    Yes  X      No____

                                    P A R T I

                                     ITEM 1

                              Financial Statements

CONSOLIDATED BALANCE SHEETS (Unaudited)


Pope Resources
June 30, 1996 and December 31, 1995

(Thousands)                                                  1996         1995
- - -------------------------------------------------------------------------------
Assets
Current assets:
  Cash                                                    $  4,634     $    987
  Accounts receivable                                          474        1,047
  Work in progress                                          11,059       11,375
  Current portion of contracts receivable                    1,083          739
  Prepaid expenses and other                                   489          164
                                                          --------     --------
  Total current assets                                      17,739       14,312
                                                          --------     --------
Properties and equipment at cost:
  Land and land improvements                                15,097       15,146
  Roads and timber (net of
    accumulated depletion)                                  12,103       11,922
  Buildings and equipment (net of
    accumulated depreciation)                                9,215        9,040
                                                          --------     --------
                                                            36,415       36,108
                                                          --------     --------
Other assets:
  Contracts receivable, net of current portion               1,970        2,640
  Unallocated amenities and project costs                    1,007          996
  Loan fees and other                                           79           91
                                                          --------     --------
                                                             3,056        3,727
                                                          --------     --------
                                                          $ 57,210     $ 54,147
                                                          ========     ========

Liabilities and Partners' Capital
Current liabilities:
  Accounts payable                                        $    767     $  1,029
  Accrued liabilities                                          334          521
  Current portion of long-term debt                            312          300
  Deposits                                                     131          165
  Other liabilities                                            469          363
                                                          --------     --------
  Total current liabilities                                  2,013        2,378
                                                          --------     --------
Other long-term liabilities                                    275          275
Long-term debt, net of current portion                      14,577       17,717
Deferred profit on contracts receivable                        254          789
Partners' capital                                           40,091       32,988
                                                          --------     --------
                                                          $ 57,210     $ 54,147
                                                          ========     ========

                See notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


Pope Resources
Three Months and Six Months Ended June 30, 1996 and 1995

                                                          Three Months Ended               Six Months Ended
(Thousands, except per unit data)                              June 30                          June 30
                                                       ------------------------        ------------------------

                                                          1996            1995           1996            1995
                                                       --------------------------------------------------------
Revenues:
Timberland resources                                   $  6,251        $  8,500        $ 13,019        $ 14,103
Property development                                      3,031           2,936           4,956           4,704
                                                       --------        --------        --------        --------

                                                          9,282          11,436          17,975          18,807

Cost of sales                                            (3,822)         (3,917)         (6,885)         (6,500)
Selling and administration expenses                      (1,986)         (1,801)         (3,718)         (3,620)
Deferred profit on current year's contract sales                                            (12)            (21)
Recognition of prior years' deferred profit                  86               1             544               1
                                                       --------        --------        --------        --------

Income from operations                                    3,560           5,719           7,904           8,667


Other income (expenses):
Interest expense                                           (348)           (399)           (714)           (918)
Interest income                                              84              79             144             175
Joint venture loss                                          (87)           (110)           (231)           (240)
                                                       --------        --------        --------        --------

                                                           (351)           (430)           (801)           (983)
                                                       --------        ---------       --------         -------

Net income                                             $  3,209        $  5,289        $  7,103        $  7,684
                                                       ========        ========        ========        ========

Allocable to general partners                          $     32        $     53        $     71        $     77
Allocable to limited partners                             3,177           5,236           7,032           7,607
                                                       --------        --------        --------        --------

                                                       $  3,209        $  5,289        $  7,103        $  7,684
                                                       ========        ========        ========        ========

Net income per partnership unit                        $   3.55        $   5.85        $   7.86        $   8.50
                                                       ========        ========        ========        ========


                 See notes to consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


Pope Resources
Six Months Ended June 30, 1996 and 1995

(Thousands)                                                   1996        1995
- - -------------------------------------------------------------------------------
Net cash flows from operating activities                    $ 7,874     $ 8,207

Cash flows from investing activities:
  Capital expenditures                                       (1,144)     (1,318)
  Proceeds from the sale of equipment                            44
                                                            -------     -------

    Net cash used in investing activities                    (1,100)     (1,318)
                                                            -------     -------

Cash flows from financing activities:
  Partnership units repurchased                                            (136)
  Repayment of long-term debt                                (3,127)     (6,612)
                                                            -------     -------

    Net cash used in financing activities                    (3,127)     (6,748)
                                                            -------     -------


Net increase (decrease) in cash and cash equivalents          3,647         141
Cash and cash equivalents at beginning of year                  987         100
                                                            -------     -------

Cash and cash equivalents at end of quarter                 $ 4,634     $   241
                                                            =======     =======

                 See notes to consolidated financial statements

                                 POPE RESOURCES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 1996

1. The consolidated financial statements have been prepared by the Partnership without an audit and are subject to year-end adjustments. Certain information and footnote disclosures in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Partnership, the accompanying consolidated balance sheets as of June 30, 1996 and December 31, 1995 and the consolidated statements of income for the three months and six months ending June 30, 1996 and 1995 and cash flows for the six months ending June 30, 1996 and 1995 contain all adjustments necessary to present fairly the financial statements referred to above. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

2. The financial statements in the Partnership's 1995 annual report on Form 10-K include a summary of significant accounting policies of the Partnership and should be read in conjunction with this Form 10-Q.

3. Net income per unit is based on the weighted average of 903,894 units for the three months ending June 30, 1996 and 1995, respectively. Net income per unit is based on the weighted average of 903,894 and 903,932 units for the six months ending June 30, 1996 and 1995, respectively.

4. Supplemental disclosure of cash flow information: Interest paid amounted to approximately $724,000 and $937,000 for the six months ended June 30, 1996 and 1995, respectively.

                                     ITEM 2

                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                       FINANCIAL CONDITION AND RESULTS OF
                           OPERATIONS - June 30, 1996

                                 POPE RESOURCES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)
                                  June 30, 1996

This discussion should be read in conjunction with the Partnership's consolidated financial statements included with this report.

                              Results of Operations

Timberland Resources

During the first two quarters of 1996 the Partnership logged and sold approximately 14.3 million board feet of softwood logs at an average price of $798 per thousand board feet (MBF). The Partnership had no stumpage sales in the first two quarters of 1996. Stumpage sales are cutting contracts for the removal of trees off of a specific tract for a limited period of time (e.g. 12 months). For the corresponding period in 1995, the Partnership logged and sold approximately 14 million board feet of softwood timber at an average price of $833 per MBF. In addition, during the first six months of 1995, the Partnership sold stumpage totaling .8 MBF feet of softwood logs at an average price of $521 per MBF. The decrease in the average price per MBF is primarily attributable to the lower percentage of export volume sold in the first two quarters of 1996 as compared to 1995. The average price of logs sold reflects various mixes of log grades and different types of stumpage sales and is, therefore, not necessarily indicative of future prices.

The Partnership sells its logs and trees into two major markets, namely the export and domestic markets. Direct and indirect softwood log sales to the export market totaled 56% and 51% of total timber revenues for the six month periods ending June 30, 1996 and 1995, respectively. The export demand for logs is directly affected by the demand from Asian countries. Since the Partnership's export logs are sold into a log market primarily going to Japan, the strength of the Japanese economy and the relative strength of the United States dollar directly affect the demand for export logs. The export market strengthened in the second quarter. While the market price of logs can change significantly for a variety of reasons, management anticipates export prices to remain stable in the third quarter of 1996 with prices then increasing for the balance of the year.

The domestic demand for logs is directly affected by the level of new home construction and repair and remodel business activity. Changes in general economic and demographic factors have historically caused fluctuations in housing starts. This in turn affects demand for lumber and commodity wood prices which drives the demand for logs. For 1996, management anticipates continued uncertainty regarding the demand for domestic logs due to fluctuating interest rates and a slower economy. There continues to be a declining number of domestic sawmills in the company's operating region. As the number of sawmills has declined, management has thus far been successful in finding replacement outlets for its domestic logs. Management does not believe the decline in domestic sawmills will materially impact its 1996 operations but nonetheless is continuing to explore additional outlets for its domestic logs.

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

Revenue from residential development totaled $2,929,000 and $2,796,000 for 1996 and 1995, respectively. The Partnership's largest development is in Port Ludlow, Washington. During the first two quarters of 1996 the Partnership's development at Port Ludlow generated revenues of $2,199,000 on 4 finished lot sales and 6 home sales. This compares to the prior year's comparable period sales of $2,174,000 on 13 finished lot sales, 4 home sales and one bulk sale of 27 lots with preliminary lot approval. The decrease in lot sales is attributable to a lack of single-family view lots available for sale. The lack of this inventory was caused by permit delays resulting from new Washington State growth management regulations and an unseasonably wet winter. The Partnership is aggressively pursuing entitlements to increase this inventory and hopes to have a much larger inventory ready for sale by the fourth quarter of 1996. At June 30, 1996 the Partnership had 180 developed lots and 27 homes under various stages of completion. This inventory consists of a wide variety of subdivisions encompassing a broad spectrum of prices in several locales.

As for properties in Bremerton, Kingston, and Gig Harbor that are progressing through the entitlement process - each is moving more slowly than anticipated. Both Bremerton and Gig Harbor are expected to gain key municipal approvals in late 1996. Detailed project applications will follow in early 1997. Entitlements for Kingston are complicated and delayed by issues related to the State's Growth Management Act.

Income properties revenues totaled $2,028,000 and $1,802,000 for the periods ending June 30, 1996 and 1995, respectively. Operations were fairly consistent for the periods ending June 30, 1996 and 1995 and management expects future revenues to continue to increase. As of January 1, 1996 the Partnership assumed responsibility for management of the Port Gamble townsite from Pope & Talbot, Inc. A year-long planning process is underway to determine how best to optimize the values inherent in both Port Gamble's historic core and its attendant acreage.

Other

The Partnership is a joint venture partner in a 36-room inn at Port Ludlow. The expected occupancy level has not been achieved and the inn has thus performed below expectations. For the first two quarters of 1996 the inn showed an occupancy percentage of 31% compared to 22% for the first two quarters of 1995. Management of the joint venture is working hard to create innovative ways to increase revenues. The Partnership's share of joint venture losses were $231,000 and $240,000 for the 1996 and 1995 first two quarters, respectively.

                 Liquidity and Capital Resources

Funds generated internally through operations and externally through financing will provide the required resources for the Partnership's real estate development and capital expenditures. Management considers its capital resources to be adequate for its real estate development plans, both in the near-term and on a long-term basis. At June 30, 1996, the Partnership had available an unused $20 million loan commitment from a bank.

Management has considerable discretion to increase or decrease the level of logs cut and thus drive net income and cash flow up or down assuming, of course, log prices and demand remain stable. Management's current plan is to harvest approximately 21 million board feet of softwood logs and trees in 1996 which compares to 27 million board feet in 1995. Since harvest plans are based on demand, price and cash needs, actual harvesting may vary subject to management's on-going review.

Cash provided by operating activities generated $7,874,000 in the first two quarters of 1996, and overall cash and cash equivalents increased by $3,647,000. The cash generated was primarily used for repayments of long-term debt totaling $3,127,000 and capital expenditures of $1,144,000.

The Partnership has declared a cash distribution of $2.35 per unit payable on July 29, 1996 to unitholders of record as of July 8, 1996. The cash distribution is expected to be followed by a second distribution in late 1996. Together the two distributions relate to income expected to be realized in 1996 and are intended to assist the unitholders in meeting their federal and state income tax liabilities attributable to such income. All cash distributions are at the discretion of the Partnership's managing general partner, Pope MGP, Inc.

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

                                         POPE RESOURCES,
                                         A Delaware Limited Partnership
                                         --------------------------------
                                         Registrant

Date: July 29, 1996                 By:  POPE MGP, Inc.
                                         --------------------------------
                                         Managing General Partner

Date: July 29, 1996                 By:  ________________________________
                                         Gary F. Tucker
                                         President and Chief Executive
                                         Officer

Date: July 29, 1996                 By:  ________________________________
                                         Thomas M. Ringo
                                         Vice President-Finance
                                         (Principal Financial Officer)

Date: July 29, 1996                 By:  ________________________________
                                         Thomas A. Griffin
                                         Treasurer/Controller
                                         (Principal Accounting Officer)