Form 10-Q
period 1996-09-30
POPE RESOURCES LTD PARTNERSHIP
filed 1996-11-14
CIK 784011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


         ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For Quarter Ending September 30, 1996

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

                                    P A R T I

                                     ITEM 1



                              Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)


Pope Resources
September 30, 1996 and December 31, 1995

(Thousands)                                             1996          1995
--------------------------------------------------------------------------
Assets
Current assets:
  Cash                                               $ 5,119       $   987
  Accounts receivable                                    562         1,047
  Work in progress                                    11,165        11,375
  Current portion of contracts receivable              1,250           739
  Prepaid expenses and other                             446           164
                                                     -------       -------

  Total current assets                                18,542        14,312
                                                     -------       -------
Properties and equipment at cost:
  Land and land improvements                          14,988        15,146
  Roads and timber (net of
    accumulated depletion)                            11,162        11,922
  Buildings and equipment (net of
    accumulated depreciation)                          9,562         9,040
                                                     -------       -------

                                                      35,712        36,108
                                                     -------       -------
Other assets:
  Contracts receivable, net of current portion         1,468         2,640
  Unallocated amenities and project costs                973           996
  Loan fees and other                                     78            91
                                                     -------       -------

                                                       2,519         3,727
                                                     -------       -------

                                                     $56,773       $54,147
                                                     =======       =======
Liabilities and Partners' Capital
Current liabilities:
  Accounts payable                                   $   687       $ 1,029
  Accrued liabilities                                    446           521
  Current portion of long-term debt                      319           300
  Deposits                                               113           165
  Other liabilities                                      297           363
                                                     -------       -------

  Total current liabilities                            1,863         2,378
                                                     -------       -------

Other long-term liabilities                              275           275
Long-term debt, net of current portion                14,474        17,717
Deferred profit on contracts receivable                  278           789
Partners' capital                                     39,883        32,988
                                                     -------       -------

                                                     $56,773       $54,147
                                                     =======       =======



                See notes to consolidated financial statements

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

Pope Resources
Three Months and Nine Months Ended September 30, 1996 and 1995



                                                   Three Months Ended   Nine Months Ended
(Thousands, except per unit data)                     September 30        September 30
                                                   ------------------   -----------------
                                                     1996      1995       1996       1995
                                                   ---------------------------------------
Revenues:
Timberland resources                               $ 5,776   $ 5,731    $ 18,795   $19,834
Property development                                 2,900     2,321       7,856     7,025
                                                   -----------------    ------------------
                                                     8,676     8,052      26,651    26,859

Cost of sales                                       (4,082)   (3,103)    (10,967)   (9,603)
Selling and administration expenses                 (2,349)   (1,895)     (6,067)   (5,506)
Deferred profit on current year's contract sales       (25)                  (37)      (21)
Recognition of prior years' deferred profit              0         1         544         2
                                                   -----------------    ------------------
Income from operations                               2,220     3,055      10,124    11,731

Other income (expenses):
Interest expense                                      (338)     (425)     (1,052)   (1,343)
Interest income                                         62       117         206       292
Joint venture loss                                     (28)      (25)       (259)     (275)
                                                   -----------------    ------------------
                                                      (304)     (333)     (1,105)   (1,326)
                                                   -----------------    ------------------

Net income                                         $ 1,916   $ 2,722    $  9,019   $10,405
                                                   =================    ==================

Allocable to general partners                      $    19   $    27    $     90   $   104
Allocable to limited partners                        1,897     2,695       8,929    10,301
                                                   -----------------    ------------------

                                                   $ 1,916   $ 2,722    $  9,019   $10,405
                                                   =================    ==================

Net income per partnership unit                    $  2.12   $  3.01    $   9.98   $ 11.51
                                                   =================    ==================




                 See notes to consolidated financial statements

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


Pope Resources
Nine Months Ended September 30, 1996 and 1995

(Thousands)                                                  1996          1995
---------------------------------------------------------------------------------
Net cash flows from operating activities                   $10,359        $12,356

Cash flows from investing activities:
  Capital expenditures                                        (960)        (3,249)
  Proceeds from the sale of equipment                           81
                                                           -------        -------

    Net cash used in investing activities                     (879)        (3,249)
                                                           -------        -------
Cash flows from financing activities:
  Partnership units repurchased                                              (136)
  Cash distributions to unitholders                         (2,124)
  Repayment of long-term debt                               (3,224)        (8,603)
                                                           -------        -------

    Net cash used in financing activities                   (5,348)        (8,739)
                                                           -------        -------

Net increase (decrease) in cash and cash equivalents         4,132            368
Cash and cash equivalents at beginning of year                 987            100
                                                           -------        -------

Cash and cash equivalents at end of quarter                $ 5,119        $   468
                                                           =======        =======






                See notes to consolidated financial statements

                                 POPE RESOURCES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 1996



1. The consolidated financial statements have been prepared by the Partnership without an audit and are subject to year-end adjustments. Certain information and footnote disclosures in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Partnership, the accompanying consolidated balance sheets as of September 30, 1996 and December 31, 1995 and the consolidated statements of income for the three months and nine months ending September 30, 1996 and 1995 and cash flows for the nine months ending September 30, 1996 and 1995 contain all adjustments necessary to present fairly the financial statements referred to above. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

2. The financial statements in the Partnership's 1995 annual report on Form 10-K include a summary of significant accounting policies of the Partnership and should be read in conjunction with this Form 10-Q.

3. Net income per unit is based on the weighted average of 903,894 units for the three months ending September 30, 1996 and 1995, respectively. Net income per unit is based on the weighted average of 903,894 and 903,913 units for the nine months ending September 30, 1996 and 1995, respectively.

4. Supplemental disclosure of cash flow information: Interest paid amounted to approximately $1,080,000 and $1,361,000 for the nine months ended September 30, 1996 and 1995, respectively.

                                     ITEM 2


                   MANAGEMENT'S DISCUSSION AND ANALYSIS OF THE
                       FINANCIAL CONDITION AND RESULTS OF
                         OPERATIONS - September 30, 1996

                                 POPE RESOURCES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)
                               September 30, 1996

This discussion should be read in conjunction with the Partnership's consolidated financial statements included with this report.

                              Results of Operations

Timberland Resources

During the first three quarters of 1996 the Partnership logged and sold approximately 20.6 million board feet of softwood logs at an average price of $804 per thousand board feet (MBF). The Partnership had no stumpage sales in the first three quarters of 1996. Stumpage sales are cutting contracts for the removal of trees off of a specific tract for a limited period of time (e.g. 12 months). For the corresponding period in 1995, the Partnership logged and sold approximately 19.5 million board feet of softwood timber at an average price of $832 per MBF. In addition, during the first nine months of 1995, the Partnership sold stumpage totaling 837 thousand board feet of softwood timber at an average price of $544 per MBF. The decrease in the average price per MBF is primarily attributable to weaker pulp log prices in the first three quarters of 1996 as compared to 1995. The average price of logs sold reflects various mixes of log grades and different types of stumpage sales and is, therefore, not necessarily indicative of future prices.

The Partnership sells its logs and trees into two major markets, namely the export and domestic markets. Direct and indirect softwood log sales to the export market totaled 60% and 55% of total timber revenues for the nine month periods ending September 30, 1996 and 1995, respectively. The export demand for logs is directly affected by the demand from Asian countries. Since the Partnership's export logs are sold into a log market primarily going to Japan, the strength of the Japanese economy and the relative strength of the United States dollar directly affect the demand for export logs. The export market strengthened in the third quarter. While the market price of logs can change significantly for a variety of reasons, management anticipates export prices to continue to increase in the fourth quarter of 1996.

The domestic demand for logs is directly affected by the level of new home construction and repair and remodel business activity. Changes in general economic and demographic factors have historically caused fluctuations in housing starts. This in turn affects demand for lumber and commodity wood prices which drives the demand for logs. For the fourth quarter, management anticipates continued uncertainty regarding the demand for domestic logs due to fluctuating interest rates and a slower economy. There continues to be a declining number of domestic sawmills in the company's operating region. As the number of sawmills has declined, management has thus far been successful in finding replacement outlets for its domestic logs. Management does not believe the decline in domestic sawmills will materially impact its near-term operations but nonetheless is continuing to explore additional outlets for its domestic logs.

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

Revenue from residential development totaled $4,209,000 and $3,610,000 for 1996 and 1995, respectively. The Partnership's largest development is in Port Ludlow, Washington. During the first three quarters of 1996 the Partnership's development at Port Ludlow generated revenues of $3,164,000 on 6 finished lot sales and 10 home sales. This compares to the prior year's comparable period sales of $2,799,000 on 19 finished lot sales, 7 home sales and one bulk sale of 27 lots with preliminary lot approval. The decrease in lot sales is attributable to a lack of single-family view lots available for sale. The lack of this inventory was caused by permit delays resulting from Washington State growth management regulations and an unseasonably wet winter. The Partnership is aggressively pursuing entitlements to increase this inventory and will have a much larger inventory ready for sale in the fourth quarter of 1996.

At September 30, 1996 the Partnership had 213 developed lots and 19 homes under various stages of completion. This inventory consists of a wide variety of subdivisions encompassing a broad spectrum of prices in several locales. As for properties in Bremerton, Kingston, and Gig Harbor that are progressing through the entitlement process - each is moving more slowly than anticipated. Both Bremerton and Gig Harbor are expected to gain key municipal approvals in late 1996. Detailed project applications will follow in early 1997. Entitlements for Kingston are complicated and delayed by issues related to the State's Growth Management Act.

Income properties revenues totaled $3,646,000 and $3,244,000 for the periods ending September 30, 1996 and 1995, respectively. Operations were fairly consistent for the periods ending September 30, 1996 and 1995 and management expects future revenues to continue to increase. As of January 1, 1996 the Partnership assumed responsibility for management of the Port Gamble townsite from Pope & Talbot, Inc. A year-long planning process is underway to determine how best to optimize the values inherent in both Port Gamble's historic core and its attendant acreage.

Other

The Partnership is a joint venture partner in a 36-room inn at Port Ludlow. The expected occupancy level has not been achieved and the inn has thus performed below expectations. For the first three quarters of 1996 the inn showed an occupancy percentage of 39% compared to 31% for the first three quarters of 1995. Management of the joint venture is working hard to create innovative ways to increase revenues. The Partnership's share of joint venture losses were $259,000 and $275,000 for the first three quarters of 1996 and 1995, respectively.

                         Liquidity and Capital Resources

Funds generated internally through operations and externally through financing will provide the required resources for the Partnership's real estate development and capital expenditures. Management considers its capital resources to be adequate for its real estate development plans, both in the near-term and on a long-term basis. At September 30, 1996, the Partnership had available an unused $20 million loan commitment from a bank.

Management has considerable discretion to increase or decrease the level of logs cut and thus drive net income and cash flow up or down assuming, of course, log prices and demand remain stable. Management's current plan is to harvest approximately 22 million board feet of softwood logs and trees in 1996 which compares to 27 million board feet in 1995. Since harvest plans are based on demand, price and cash needs, actual harvesting may vary subject to management's on-going review.

Cash provided by operating activities generated $10,359,000 in the first three quarters of 1996, and overall cash and cash equivalents increased by $4,132,000. The cash generated was primarily used for repayments of long-term debt totaling $3,224,000, a unitholder distribution of $2,124,000 and capital expenditures of $960,000.

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



                                          POPE RESOURCES,
                                          A Delaware Limited Partnership
                                          Registrant




Date: October 30, 1996                By: POPE MGP, Inc.
                                          ----------------------------------
                                          Managing General Partner




Date: October 30, 1996                By:
                                          ----------------------------------
                                          Gary F. Tucker
                                          President and Chief Executive Officer




Date: October 30, 1996                By:
                                          ----------------------------------
                                          Thomas M. Ringo
                                          Vice President-Finance
                                          (Principal Financial Officer)



Date: October 30, 1996                By:
                                          ----------------------------------
                                          Thomas A. Griffin
                                          Treasurer/Controller
                                          (Principal Accounting Officer)