Form 10-K405
period 1996-10-31
POPE RESOURCES LTD PARTNERSHIP
filed 1997-03-17
CIK 784011

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                      10-K

  X       Annual Report Pursuant to Section 13 or 15(d) of the Securities
-----     Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1996, or

----- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from________________ to______________

Commission File No. 1-9035

                 POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        Delaware                                        91-1313292
(State of Organization)                          (IRS Employer I.D. No.)

                        P.O. Box 1780, Poulsbo, WA 98370
                (Address of principal executive offices Zip Code)

Registrant's telephone number, including area code: (360) 697-6626

Securities registered pursuant to Section 12(b) of the Act:

Title of each class                   Name of each exchange on which registered
-------------------                   -----------------------------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ X ]

         Approximate aggregate market value of the voting stock held by nonaffiliates of the registrant as of February 24, 1997 was $74,419,710.






                      DOCUMENTS INCORPORATED BY REFERENCE:

                                  SEE ITEM 14

Exhibit Index at page 33.

                                     PART I

         Item 1.           BUSINESS.

         Pope Resources, A Delaware Limited Partnership (the "Partnership"), including its subsidiaries Ludlow Water Company and Gamble Village Water & Sewer Company were organized in December, 1985 as a result of a spin-off by Pope & Talbot, Inc. (P&T) of certain of its assets. The Partnership is a successor to Pope & Talbot Development, Inc. and other P&T affiliates. P&T acquired its first timberlands in the Puget Sound area in 1853. The Partnership also formed another subsidiary, Ludlow Bay Realty in 1993.

                      FINANCIAL INFORMATION ABOUT SEGMENTS.

        The Partnership's operations are classified into two segments: (I) timberland resources, and (II) property development.

        Segment financial information is presented in Note 9 to the Partnership's Financial Statements included with this report.

                       NARRATIVE DESCRIPTION OF BUSINESS.

        The Partnership's largest segment, timberland resources, encompasses the growing and harvesting of timber and the leasing of lands for mineral development and for the siting of communications towers. The Partnership's other segment, property development, consists of residential development and income-producing properties. Residential development consists of the sale of single-family homes, finished lots and undeveloped acreage. Income-producing properties consists of various commercial operations. All of the Partnership's operations are conducted within a 50-mile radius of Seattle, Washington. The following is a detailed description of each industry segment.

         Timberland Resources.
         The Partnership's key asset is its tree farm of approximately 76,000 acres. Its principal operations consist of the growing of timber to its optimal harvest age, and the subsequent harvesting and marketing of timber and timber products to both domestic and Pacific Rim markets. The segment produced 66%, 73% and 63% of the Partnership's consolidated gross revenues in 1996, 1995 and 1994, respectively.

         The dominant timber species on the tree farm is Douglas fir. Douglas fir is classified as a "softwood" species, though its strength, flexibility and other physical characteristics make it generally preferable to other softwoods and hardwoods for the production of construction grade lumber and plywood. As of December 31, 1996, the Partnership estimates the tree farm's total merchantable softwood inventory volume to be 470 million board feet. This compares to inventory volumes of 486 and 474 million board feet at December 31, 1995 and 1994, respectively. Due to Washington State forest practice regulations that provide for limited clear-cut size, riparian management zones, wildlife leave trees, wetlands requirements and other harvest restrictions, the Partnership estimates that between 7 and 10% of the aforementioned volume is not available for harvest. The merchantable timber volume is accounted for by the Partnership's standing timber inventory system, which involves periodic statistical sampling of the timber (cruising) with annual adjustments made for estimated growth and the depletion of areas harvested.

        The Partnership views the tree farm as a core holding and is managing it accordingly. As such, the Partnership's annual harvest policy is to operate at harvest levels that are sustainable and consistent with growth. From year to year, the policy allows for flexibility in response to the external environment. For instance, when log markets are weak, annual harvest levels might be reduced whereas in strong log markets, the annual levels may be above the average. The Partnership's harvesting schedules are based on inventory data that include species, site index, classification of soils, volume, size and age of the timber. From this information, the Partnership develops its annual and long-term harvesting plans predicated on existing and anticipated economic conditions with the objective of maximizing the long-term returns.

         Over the longer term, management anticipates that population and economic pressures will contribute to the development of increasing portions of the tree farm. To offset the resulting reductions in the timberland base, management is actively seeking acquisitions and trades that enhance tree farm ownership.

          The Partnership markets its timber in one of two ways. Generally speaking, management engages independent logging contractors to harvest the standing timber and manufacture it into logs which management then sells on the open market. One of the principal markets served is the Pacific Rim. Logs going to this destination are generally sold to brokers who in turn sell direct to offshore destinations. Japan is by far the largest consumer of this segment, though Korea and China are significant from time to time. The balance of the logs produced are sold domestically to local sawmills and pulp and paper operations.

         The second method in which timber is sold is through "stumpage" sales, where standing timber is sold "on the stump" to purchasers that in turn manage the harvesting and marketing of the wood. These operations are governed by provisions of the sales contract, and are closely monitored by management to ensure compliance with all regulatory and logging requirements. Stumpage sales are generally used in unique situations where returns can be improved through the involvement of outside parties.

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

         The Partnership's timber operations require forest management which primarily consists of reforestation, thinning of the timber to achieve optimal spacing after stands are established, and fertilization. During 1996, the Partnership planted 658,000 seedlings on 1,440 acres. This compares to 1995 and 1994 in which the Partnership planted 518,000 and 540,000 seedlings on 1,350 and 1,200 acres, respectively. Management's policy is to stay current on its reforestation program, returning all timberlands to productive status as soon as economically feasible following harvest.

        Risk of loss from fire, while possible on any timberland, is minimized on Partnership lands for several reasons. First, the Partnership maintains a well developed road system that allows access and quick response capability to any fire that may occur. Next, management maintains a fire plan and program that provides for increased monitoring activities and requires all operators to maintain adequate fire suppression equipment during fire season. All of management's activities are supplemented by the State of Washington's Department of Natural resources, who are ultimately responsible for all fire suppression activities in the State. Finally, in the unlikely event of a fire, the Partnership's Douglas fir stands are less susceptible than other species to economic loss from fire. Salvage operations can recover a substantial portion of the green timber value from this species.

         In the operation and management of the tree farm, the Partnership is subject to federal, state and local laws which govern land use. Management's objective is to be in compliance with such laws and regulations at all times. They anticipate that increasingly strict requirements relating to the environment, natural resources, forestry operations, health and safety matters, as well as increasing social concern over environmental issues may result in additional restrictions on the timber operations of the Partnership. This will in turn result in increased costs, additional capital expenditures and reduced operating flexibility. Although the Partnership does not consider current laws and regulations to be materially burdensome, there can be no assurance that future legislative, governmental or judicial decisions will not adversely affect the Partnership operations.

         The tree farming activities are a year-round operation of the Partnership and presently employ seven full-time salaried employees, none of which is a member of a labor union.

         Property Development.
         Property development consists of residential development and income-producing properties. Residential development consists of the sale of single-family homes, finished lots and undeveloped acreage. Income-producing properties consists of providing water and sewer services to properties in the Port Ludlow, Washington area; a marina, golf course, commercial shopping center and RV park operated by the Partnership; certain parcels leased to Pope & Talbot, Inc.; a restaurant/lounge and related facilities leased to and operated by Village Resorts, Inc. The golf, marina, resort and RV park business is seasonal, with the peak season beginning in May and running through September of each year. The Partnership holds a 50% interest in a joint venture which completed construction of a 36-room inn in 1994.

         This segment produced 35%, 27%, and 37% of the Partnership's consolidated gross revenues in 1996, 1995 and 1994, respectively.

         The principal activity of residential development consists of building residential dwellings and developing lots in Port Ludlow. This division's key asset is approximately 2,000 acres of land located in Western Washington, of which the focus for development is Port Ludlow. Port Ludlow is an active adult community on approximately 1,000 acres.

         Outside of Port Ludlow the Partnership has developed a 100 lot project in Port Orchard (Grandridge). The Partnership is also in the planning and entitlements stages for developments in Bremerton, Gig Harbor and Kingston, all of which are located in the western Puget Sound region of Washington State. Kingston is a residential development comprising 750 acres and consisting of 765 units. Kingston awaits entitlements and expansion of the local sewage treatment facility. The Gig Harbor parcel is part of a larger land area with multiple owners and has been annexed into the city of Gig Harbor, Washington. Bremerton will likely be developed primarily as a residential/light-industrial site.

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

         The property development segment's backlog of sales was approximately $1,089,000 as of December 31, 1996, all of which are expected to be closed in 1997. This compares to sales backlogs of $2,184,000 and $1,623,000 as of December 31, 1995 and 1994, respectively.

         Property development presently employs 26 full-time salaried employees and has in the past employed up to an additional 45 seasonal employees. No employee is a member of a labor union.

         Nonclassified assets and operations are composed of the Partnership's administrative office.

         The total number of employees not otherwise classified under a segment is 10, all of which are full-time salaried employees. No employee is a member of a labor union.

         Item 2.  PROPERTIES.

         See the discussion of each segment under "Item 1. Business."

         Item 3.  LEGAL PROCEEDINGS.

         None.

         Item 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS .

         No matters were submitted to a vote of the Partnership's unitholders during the quarter ended December 31, 1996

                                     PART II

         Item 5.  MARKET FOR PARTNERSHIP'S UNITS
                  AND RELATED SECURITY HOLDER MATTERS.

         The units are traded on both the Pacific Stock Exchange, Inc. and NASDAQ National Market System. The Partnership's units trade under the ticker symbols "PRP" (Pacific Stock Exchange) and "POPEZ" (NASDAQ). The following table sets forth the 1996-1995 quarterly range of high and low prices for the Partnership's units:


                     1996           1995
                 ------------  ---------------
                  High   Low    High    Low
                 ------------  ---------------
First Quarter    $117   $101   $ 87   $76-1/4

Second Quarter    115    105     93     80

Third Quarter     115    102     98   84-1/2

Fourth Quarter    107     79    104   91-1/2

         The number of registered holders of record of the Partnership's units as of January 31, 1997 was 496.

         Cash distributions of $2.35 and $1.75 per unit were paid on July 29th and December 30th to unitholders of record on July 2nd and December 8th, 1996, respectively. The aggregate distribution totaled $3,706,000. In 1995 a cash distribution of $5.30 per unit was paid December 29, 1995 totaling $4,790,000. All cash distributions are at the discretion of the Partnership's managing general partner, Pope MGP, Inc. The practice of the Partnership has been to make cash distributions only for the purpose of defraying the federal and state tax liability of unitholders on their flow-through share of Partnership net income and as approved from time to time by the managing general partner.

         Item 6.           SELECTED FINANCIAL DATA.

         The financial information set forth below for each of the years ending December 31, 1992 through 1996 is derived from the Partnership's audited financial statements. This information should be read in conjunction with the financial statements and related notes included with this report and previously filed with the Securities and Exchange Commission.

                                   (Thousands, except per unit data)
                      -------------------------------------------------------
                        1996        1995       1994         1993       1992
                      -------     -------     -------     -------     -------
TOTAL REVENUES        $33,013     $36,162     $30,085     $34,331     $25,473
                      =======     =======     =======     =======     =======
INCOME FROM
OPERATIONS            $ 9,818     $14,799     $10,572     $16,576     $ 5,960
                      =======     =======     =======     =======     =======
NET INCOME            $ 8,334     $13,090     $ 8,893     $14,825     $ 5,058
                      =======     =======     =======     =======     =======

NET INCOME PER
PARTNERSHIP UNIT      $  9.22     $ 14.48     $  9.65     $ 15.01     $  4.30
                      =======     =======     =======     =======     =======
TOTAL ASSETS          $54,599     $54,147     $52,759     $48,101     $51,236
                      =======     =======     =======     =======     =======
LONG-TERM DEBT        $14,403     $17,717     $25,451     $24,348     $21,720
                      =======     =======     =======     =======     =======
PARTNERS' CAPITAL
                      $37,616     $32,988     $24,824     $20,875     $27,548
                      =======     =======     =======     =======     =======

CASH DISTRIBUTION
PER UNIT              $  4.10     $  5.30     $  3.60     $  6.00     $   .69
                      =======     =======     =======     =======     =======

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         This discussion should be read in conjunction with the Partnership's consolidated financial statements included with this report.


                             Results of Operations

Timberland Resources

         The Partnership harvested the following timber:

---------------------------------------------------------------------------------------
 Year          Total          Softwood        Hardwood          Pulp        Stumpage
                              Sawlogs         Sawlogs           Logs
---------------------------------------------------------------------------------------

            MMBF  $/MBF     MMBF   $/MBF     MMBF $/MBF      MMBF  $/MBF   MMBF   $/MBF
           ----------------------------------------------------------------------------
1996       31.6   664       23.4   808       1.3   477        6.9   209      -       -

1995       38.0   682       26.2   848        .8   490       10.2   329       .8   551

1994       29.7   626       20.6   783        .7   444        7.8   269       .6   585
---------------------------------------------------------------------------------------

         The decrease in the average log prices per MBF from 1995 to 1996 is primarily attributable to lower export and pulp prices. The aforementioned average prices of logs sold reflect variations in stands of timber harvested and are, therefore, not necessarily indicative of the prices of logs to be sold in the future.

         The Partnership sells its logs into two major markets, namely the export and domestic markets. Indirect sales to the export market totaled 12.3, 13.1, and 9.5 million board feet of softwood logs for 1996, 1995 and 1994, respectively.

         The export demand for logs is directly affected by the demand from Asian countries. As nearly all of the Partnership's export logs are sold to Japan, the strength of the Japanese economy and the relative strength of the United States dollar directly affect the demand for export logs. The export market remained strong in 1996 with prices still at relatively high historical levels. Management anticipates a moderate decline in export prices in the first quarter or 1997, continuing through the third quarter. A modest upturn at the end of 1997 is anticipated.

         The Partnership's domestic demand for logs is directly affected by the level of construction activity on the west coast of the United States. Changes in general economic and demographic factors have historically caused fluctuations in housing starts. This in turn affects demand for lumber and commodity wood prices which drives the demand for logs. For 1997 management anticipates the domestic market to be similar to 1996. Management is concerned about the declining number of sawmills in its region. As the number of sawmills declines management must find additional outlets for its domestic timber. Management does not believe the decline in domestic sawmills will materially impact its 1997 operations but is nonetheless exploring additional outlets for its domestic timber.

Property Development

         Property development consists of residential development and income-producing properties. Residential development consists of the sale of single-family homes, finished lots and undeveloped acreage. Income-producing properties consists of providing water and sewer services to properties in the Port Ludlow area; a marina, golf course, commercial center and RV park operated by the Partnership; certain Port Gamble parcels leased to individuals; and a restaurant/lounge and related facilities leased to and operated by Village Resorts, Inc. Revenues from property development totaled $11,444,000, $9,763,000, and $11,002,000 for 1996, 1995, and 1994, respectively.

           Revenue from residential development totaled $6,405,000, $5,726,000, and $7,126,000 for 1996, 1995 and 1994, respectively. The Partnership's largest development is in Port Ludlow, Washington. During 1996 the Partnership's development at Port Ludlow generated revenues of $4,946,000 on 8 finished lot sales, and 17 home sales. This compares to 1995 sales at Port Ludlow of $4,163,000 on 26 lot sales and 14 home sales and one bulk sale of 27 lots with preliminary lot approval. In 1994, Port Ludlow generated revenues of $4,850,000 on 30 lot sales and 14 home sales. Excluding the one bulk sale in 1995, lot and home sales were similar for each of the three years. This was attributable to similar mixes of inventory combined with similar real estate markets.

         At December 31, 1996 the Partnership had in total 210 developed lots and 14 homes under various stages of completion. This compares to the prior year's 234 developed lots and 23 homes under various stages of completion. This inventory consists of a wide variety of subdivisions, encompassing a broad spectrum of prices.

         Revenues from commercial properties and activities totaled $4,530,000, $4,070,000, and $4,299,000 for 1996, 1995 and 1994, respectively. In 1996, the lease of certain Port Gamble parcels to Pope and Talbot, Inc. expired, and the Partnership began leasing property to individuals. The other operations were generally consistent for each of the three years and management expects future revenues to be stable.

General

         Cost of revenues for the Partnership can fluctuate widely due to the various methods for selling timber and the basis of the land the Partnership sells. Cost of timber sales fluctuates depending primarily on the quantity logged, distance from the logging site to the mill or port, and terrain. Cost of revenues for property development fluctuates due to basis of land sold, cost of homes sold, and operating expenses of income-producing properties.

         The increase in general and administrative costs in 1996 as compared to 1995 and 1994, primarily related to $593,000 of expenses related to upgrading internal systems and processes to remain competitive. In addition, this investment established the platform for moving successfully into business growth opportunities.

         Interest expense has continued to decline from 1994 through 1996 due to reductions in debt levels plus lower interest rates.

         In 1996 interest income declined from amounts earned in 1995 and 1994. This was attributable to a continuing decline in the contracts receivable balance outstanding.

Liquidity and Capital Resources

         Management has budgeted spending $6.4 million on its real estate development in 1997. In addition, management has budgeted spending an additional $1.1 million in capital expenditures for other operations in 1997. Funds generated internally through operations and externally through financing will provide the required resources for the Partnership's real estate development and capital expenditures. Management considers its capital resources to be adequate for its real estate development plans, both in the near future and on a long-term basis. At December 31, 1996, the Partnership had available an unused $20 million loan commitment from a bank.

         Management has considerable discretion to increase or decrease the level of timber cut and thus drive net income and cash flow up or down assuming, of course, timber prices are stable. Management's current plan is to harvest 23 million board feet of softwood timber in 1997. This harvest level is consistent with our sustainable management approach. Since harvest plans are based on demand, price and cash needs, actual harvesting may vary subject to management's on-going review.

         Cash provided by operating activities generated $12,330,000 in 1996, and was primarily used for debt repayments of $3,289,000, two unitholder distributions totaling $3,706,000 and capital and land expenditures of $2,156,000. In 1995, cash provided by operating activities generated $17,040,000, and was primarily used for debt repayments of $7,663,000, capital expenditures of $3,424,000, and unitholder distributions totaling $4,790,000. In 1994, cash provided by operating activities generated $7,416,000, and was primarily used for capital expenditures of $4,017,000, and unitholder distributions of $3,260,000. Land and timber acquisitions are expected to continue to be the most significant capital expenditures in 1997.

         Cash distributions of $2.35 and $1.75 per unit, respectively, were paid on July 29th and December 30th to unitholders of record on July 2nd and December 8th, 1996. The aggregate distribution totaled $3,706,000. In 1995 a cash distribution of $5.30 per unit was paid December 29, 1995 totaling $4,790,000. The practice of the Partnership has been to make annual cash distributions only for the purpose of defraying the federal and state tax liability of unitholders on their flow-through share of Partnership net income and as approved from time to time by the managing general partner. In 1996, the Partnership shifted to a semi-annual payment pattern and expects to make quarterly distributions in 1997.

                                 Proxy Statement

         Pope Resources is circulating a Proxy Statement to Limited Partners of record relating to a meeting of the Partners to be held on Friday, March 14, 1997, in Seattle, Washington. The partners will be asked to consider and vote upon the approval and adoption of certain amendments to the Limited Partnership Agreement. The proposed amendments would (1) permit Pope Resources to engage in a new business enterprise involving the location, acquisition, management and/or development of land, and related resources, primarily for the account of individuals and/or entities who are not otherwise Affiliates of Pope Resources ("Investor Portfolio Management Business"); and (2) authorize an incremental allocation of net-income derived from the Investor Portfolio Management Business between Pope Resources and the Managing General Partner. Further details relating to the Investor Portfolio Management Business are set forth in the Proxy Statement.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

                                 POPE RESOURCES

                         A DELAWARE LIMITED PARTNERSHIP




                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

                 POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994




                                    CONTENTS




                                                           Page
Independent auditors' report ............................... 13

Consolidated financial statements:

         Balance sheets......................................14

         Statements of income................................15

         Statements of cash flows............................16

         Notes to financial statements.......................17

                          Independent Auditors' Report


To the Board of Directors and Unitholders
Pope Resources, A Delaware Limited Partnership
Poulsbo, Washington


                  We have audited the accompanying consolidated balance sheets of Pope Resources, A Delaware Limited Partnership and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

                  In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pope Resources, A Delaware Limited Partnership and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP


Seattle, Washington
January 31, 1997

                 POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

            CONSOLIDATED BALANCE SHEETS - DECEMBER 31, 1996 AND 1995
                                   (Thousands)
                                     ASSETS

Current assets:                                                                           1996        1995
                                                                                        -------     -------
     Cash and cash equivalents                                                          $ 3,741     $   987
     Accounts receivable                                                                    517       1,047
     Work in progress                                                                    10,522      11,375
     Contracts and construction loans receivable 1,251                                      739
     Prepaid expenses and other                                                             317         164
                                                                                        -------     -------

         Total current assets                                                            16,348      14,312
                                                                                        -------     -------

Properties and equipment, at cost:
     Land and land improvements                                                          15,047      15,146
     Roads and timber, net of accumulated depletion of $7,528 and $7,031                 11,030      11,922
     Buildings and equipment, net of accumulated
      depreciation of $10,961 and $10,051                                                 9,600       9,040
                                                                                        -------     -------

                                                                                         35,677      36,108
                                                                                        -------     -------
Other assets:
     Contracts receivable, net of current portion,
         including related party receivable of $261 in 1996                               1,561       2,640
     Unallocated amenities and project costs                                                936         996
     Other                                                                                   77          91
                                                                                        -------     -------

                                                                                          2,574       3,727
                                                                                        -------     -------

                                                                                        $54,599     $54,147
                                                                                        =======     =======

                                                  LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
     Accounts payable                                                                   $   692     $ 1,029
     Accrued liabilities                                                                    586         521
     Current portion of long-term debt                                                      325         300
     Deposits                                                                               110         165
                                                                                        -------     -------
         Total current liabilities                                                        1,713       2,015

Deficit in investment in joint venture                                                      316         363

Long-term debt, net of current portion                                                   14,403      17,717

Other long-term liabilities                                                                 275         275

Deferred profit on contracts receivable                                                     276         789

Commitments and contingencies (Note 7 and 8)

Partners' capital:
General Partners' capital                                                                   506         460
Limited Partners' capital                                                                37,110      32,528
                                                                                        -------     -------

     Total Partners' capital                                                             37,616      32,988
                                                                                        -------     -------

                                                                                        $54,599     $54,147
                                                                                        =======     =======


                 See notes to consolidated financial statements.

                 POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

                        CONSOLIDATED STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                       (Thousands, except per unit data)



                                                              1996          1995          1994
                                                            --------      --------      --------
Revenues including related party sales of 15% in 1994       $ 33,013      $ 36,162      $ 30,085


Cost of revenues                                             (14,269       (13,437)      (12,947)

Selling, general and administrative expenses                  (8,926)       (7,926)       (6,566)
                                                            --------      --------      --------

     Income from operations                                    9,818        14,799        10,572
                                                            --------      --------      --------

Other income (expense):


Interest expense                                              (1,388)       (1,712)       (1,870)

Interest income                                                  282           386           431

Equity in losses of joint venture                               (378)         (383)         (240)
                                                            --------      --------      --------
                                                              (1,484)       (1,709)       (1,679)
                                                            --------      --------      --------
Net income                                                  $  8,334      $ 13,090      $  8,893
                                                            ========      ========      ========



Net income:


     Allocable to general partners                          $     83      $    131      $     89

     Allocable to limited partners                             8,251        12,959         8,804
                                                            --------      --------      --------
                                                            $  8,334      $ 13,090      $  8,893
                                                            ========      ========      ========



Net income per partnership unit                             $   9.22      $  14.48      $   9.65
                                                            ========      ========      ========



                 See notes to consolidated financial statements.

                 POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994
                                   (Thousands)

                                                            1996         1995          1994
                                                          --------      --------      --------
Cash flows from operating activities
     Cash received from customers                         $ 33,523      $ 37,422      $ 30,012
     Cash paid to suppliers and employees                  (20,078)      (19,061)      (21,241)
     Interest received                                         302           399           494
     Interest paid, net of amounts capitalized              (1,417)       (1,720)       (1,849)
                                                          --------      --------      --------

         Net cash provided by operating activities          12,330        17,040         7,416

     Cash flows from investing activities:
     Capital expenditures                                   (2,156)       (3,424)       (4,017)
     Joint venture investment                                 (425)         (140)         (120)
                                                          --------      --------      --------

         Net cash used in investing activities              (2,581)       (3,564)       (4,137)
                                                          --------      --------      --------

Cash flows from financing activities:
     Cash distributions to unitholders                      (3,706)       (4,790)       (3,260)
     Repayments of long-term debt                           (3,289)       (7,663)         (678)
     Purchase of partnership units                            (136)       (1,684)
     Proceeds from issuance of long-term debt                                            1,879
                                                          --------      --------      --------

           Net cash used in financing activities            (6,995)      (12,589)       (3,743)
                                                          --------      --------      --------

       Net increase (decrease) in cash and
         cash equivalents                                    2,754           887          (344)

Cash and cash equivalents:
     Beginning of year                                         987           100           444
                                                          --------      --------      --------

     End of year                                             3,741           987           100
                                                          ========      ========      ========

     Reconciliation of net income to net cash
       provided by operating activities:
     Net income                                           $  8,334      $ 13,090      $  8,893
     Adjustments to reconcile net income to
       net cash provided by operating activities:
         Cost of land and timber sold                        1,192           133         1,182
         Land resale expenditures                             (106)         (461)       (1,238)
         Depreciation and depletion                          1,458         1,559         1,334
         Deferred profit                                      (511)           27           410
         Increase (decrease) in cash from changes in
           operating accounts:
             Loss on equity in joint venture                   378           383           240
             Accounts receivable                               530           125          (357)
             Work in progress                                  912           575        (3,046)
             Contracts receivable                              566         1,067           944
             Accounts payable and accrued liabilities         (272)          261           (15)
             Deposits                                          (56)           54        (1,009)
             Other, net                                        (95)          227            78
                                                          --------      --------      --------

     Net cash provided by operating activities            $ 12,330      $ 17,040      $  7,416
                                                          ========      ========      ========


                 See notes to consolidated financial statements.

                 POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

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

       Work in progress:

         Work in progress consists of land and direct development costs, including capitalized interest, of residential lots and dwellings which are completed or are expected to be substantially completed and available for sale in the upcoming year and are recorded at the lower of cost or net realizable value.

       Contracts receivable:

         The Partnership sells land parcels under contracts requiring a minimum cash down payment of twenty percent and having financing terms of up to eight years at interest rates of ten percent. The Partnership reduces credit risk on contracts through collateral on the underlying land and down payment requirements.

     Principal payments on contracts receivable for the next five years are due as follows:

                                                    (Thousands)
            1997                                       $267
            1998                                        182
            1999                                        211
            2000                                        161
            2001                                        452

   Unallocated amenities and project costs:

     Unallocated amenities and project costs represent indirect development costs for long-term real estate development projects. These costs are expensed based on anticipated project sales of residential dwellings and lots over the life of the project.

                 POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


1.  Summary of significant accounting policies (continued):

   Properties and equipment:

     Depreciation is provided using straight-line methods over the estimated useful lives of the assets which range from 5 to 39 years. Depletion of logging roads and costs of fee timber harvested are provided at rates based on unrecovered costs and estimated recoverable volume of softwood timber.

     The carrying value of properties is reviewed periodically for impairment. If the asset carrying amount is not recoverable, the asset is considered to be impaired and the value is adjusted to estimated fair value.

   Revenue recognition:

     Revenue on timber sales is recorded when title and risk of loss passes to the buyer. Revenue on real estate sales is recorded on the date the sale closes. The Partnership uses the installment method of accounting for real estate sales transactions until 25% of the contract sales value has been collected, at which time the full accrual method of accounting is used.

      Income per partnership unit:

     Income per partnership unit is computed using the weighted average number of units outstanding during each year (903,894 units in 1996, 903,913 units in 1995, 921,097 units in 1994). There were 903,894 units outstanding at December 31, 1996 and 1995.

   Statement of cash flows:

     For purposes of the statement of cash flows, the Partnership considers all highly-liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents. Non- cash investing activities include a transfer of $287,000 to work in progress during 1995 and a transfer of $123,000 from work in progress to land in 1994.

   Reclassifications:

     Certain reclassifications have been made to the prior years' financial statements to conform with the current year's presentation.

                 POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

2.  Income taxes:

     The Partnership is not subject to income taxes. Instead, each partner is taxed on their share of the Partnership's taxable income, whether or not distributed.

     The following schedule reconciles net income reported for financial statement purposes to consolidated taxable income:




                                                              (Thousands)
                                                     1996         1995          1994
                                                   -------      --------      -------
Net income per financial statements                $ 8,334      $ 13,090      $ 8,893

Difference in reporting depreciation                   (37)         (104)        (308)

Cost basis of land, timber and homes sold              175           269          161

Difference in reporting depletion                      (27)         (130)        (182)

Deferred profit from differences in the use of         326           315          381
the installment method

Other, net                                               4           292          115
                                                   -------      --------      -------
Consolidated taxable income                        $ 8,775      $ 13,732      $ 9,060
                                                   =======      ========      =======

3.  Long-term debt:


Long-term debt at December 31 consisted of:

                                                                                   (Thousands)
                                                                                 1996         1995
                                                                               -------     -------
Note payable to a bank with interest at variable rates                         $           $ 3,000

Mortgage note payable to an insurance company with interest at 9.65%, collateralized by timberlands, with a minimum monthly payment of $136,000, maturing
May 2022                                                                        14,212      14,463

Local improvement district assessments, with interest ranging
from 6.5% to 10%, due through 2009                                                 516         554
                                                                               -------     -------
                                                                                14,728      18,017

Less current portion                                                               325         300
                                                                               -------     -------
                                                                               $14,403     $17,717
                                                                               =======     =======

                 POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


3.  Long-term debt: (Continued)

        The note payable to bank represents borrowings on a $20 million revolving term agreement. The maximum available borrowings are reduced by $10 million on September 30, 2000 and the agreement expires on September 30, 2001.

        The Partnership debt agreements contain certain financial statement ratio covenants and have tangible net worth requirements for which the Partnership is in compliance. As of December 31, 1996 the minimum net worth requirements for the bank and the insurance company notes were $31,571,000 each. The net worth requirements increase each year by a percentage of the current year's net income. The mortgage note payable also includes debt repayment provisions in the event of timber harvests in excess of specified amounts.

        Principal payments on long-term debt for the next five years are due as follows:

                                                      (Thousands)
                                                      -----------
                 1997                                   $ 325
                 1998                                     353
                 1999                                     384
                 2000                                     413
                 2001                                     450

4. Fair value of financial instruments:

        The Partnership's financial instruments include cash and cash equivalents, accounts receivable, contracts receivable, and variable rate debt, for which the carrying amount of each approximates fair value. The fair value of contracts receivable was determined based on current yields for similar contracts. The fair value of fixed rate debt having a carrying value of $14,728,000 and $15,017,000, has been estimated based on current interest rates for similar financial instruments and totals $15,350,000 and $16,848,000 as of December 31, 1996 and 1995, respectively.

5. Partners' capital:

        The general partners of the Partnership are Pope MGP, Inc. and Pope EGP, Inc. Allocations of partner distributions and net income are based on units held.

                 POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


5. Partners' capital: (Continued)

The following presents the partners' capital account activity for the three years ended December 31, 1996:

                                           (Thousands)
                                General      Limited
                                Partners     Partners        Total
                                -------      --------      --------
January 1, 1994                 $   346      $ 20,529      $ 20,875

 Repurchase of 21,100 units                    (1,684)       (1,684)

 Cash distributions                 (43)       (3,217)       (3,260)

 Net income                          89         8,804         8,893
                                -------      --------      --------
December 31, 1994               $   392      $ 24,432      $ 24,824

 Repurchase of 1,700 units                       (136)

 Cash distributions                 (63)       (4,727)       (4,790)

 Net income                         131        12,959        13,090
                                -------      --------      --------
December 31, 1995               $   460      $ 32,528      $ 32,988

 Cash distributions                 (37)       (3,669)       (3,706)

 Net income                          83         8,251         8,334
                                -------      --------      --------
December 31, 1996               $   506      $ 37,110      $ 37,616
                                =======      ========      ========

6. Employee benefits:

     Full-time salaried employees with one year of service are eligible to receive benefits under a defined contribution plan. The Partnership is required to contribute 3% of eligible employee compensation into the plan, which amounted to $47,000, $48,000, $56,000 for each of the three years in the period ended December 31, 1996. The Partnership also accrued $181,000 in 1995 and $94,000 in 1994 related to a supplemental retirement plan for a key employee.

7. Commitments:

     In the ordinary course of business, and as part of the entitlement and development process, the Partnership is required to provide performance bonds and letters of credit to assure completion of certain public facilities. At December 31, 1996, the Partnership had performance bonds and letters of credit outstanding totaling $1,821,000.

                 POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


8. Joint Venture

     In 1994, the Partnership entered into a joint venture, as 50% owner, to develop and manage a real estate investment property. The Partnership's share of joint venture losses have been accounted for using the equity method of accounting and, as of December 31, 1996 and 1995, exceed the Partnership's capital investment. Such excess has been recorded as a liability as the Partnership is a joint and several guarantor with its partner of joint venture debt obligations, which amount to $5,750,000 as of December 31, 1996.

9. Related party and major customer transactions:

     Pope MGP, Inc. is the managing general partner of the Partnership and receives $150,000 per year for this service. Furthermore, one individual serves as a director of both Pope MGP, Inc. and Pope & Talbot, Inc. (P&T). During the year ended December 31, 1994, revenues of $3,915,000, were realized from timber sales to P&T. For an annual fee of $125,000, P&T managed the townsite of Port Gamble, during 1995 and 1994, under an agreement between P&T and the Partnership which expired on December 31, 1995. The Partnership leased to P&T a log dump at Port Ludlow together with a millsite and log dump in Port Gamble and received, in return, annual payments of $50,000 and $75,000, respectively. The Port Gamble millsite and log dump lease expires in 2005. The Port Ludlow log dump lease expired at December 31, 1995.

     A former director of Pope MGP, Inc. was a managing director of MRGC and is its President and Chief Executive Officer and a director of Merrill & Ring, Inc. MRGC was 50%-owned by Merrill & Ring, Inc. Such individual served as a director of Pope MGP, Inc. from January 1994 to September 1995. During the years ended December 31, 1995 and 1994 the Partnership paid $268,000, and $313,000, respectively for fees and commissions related to export timber sales through MRGC totaling $4,389,000 and $5,148,000, respectively.

     At December 31, 1996 the Partnership has a $261,000 note receivable from its President and Chief Executive Officer, who is also a director and officer of Pope MGP, Inc. The note, which bears interest at 6.48% and requires interest only payments until maturity in 2001, was provided to finance the sale of a residential home sold by the Partnership in 1996.

     Major customers in 1996 include two customers with timber sales of $6,312,000 and $3,723,000, respectively. Sales to a major customer in 1995 and 1994 were to a related party, as described above.

                 POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

10. Segment information:

     The Partnership's operations are classified into two segments: timberland resources and property development. Identifiable assets are those used exclusively in the operations of each industry segment or those allocated when used jointly. Non-allocable assets of the Partnership include cash, accounts receivable, certain prepaid expenses and the Partnership's administra tive office. Details of the Partnership's operations by business segment for the years ended December 31 were as follows:

      (Thousands)

                           Timberland       Property
                            Resources      Development     Administrative   Consolidated
                           ----------      -----------     --------------   ------------
   1996

Revenues                    $21,569         $ 11,444                          $ 33,013

Income (loss)
from operations              13,650              (77)         $ (3,755)          9,818

Depreciation and
depletion                       505              800               153           1,458

Identifiable assets          15,947           33,178             5,474          54,599


Capital and land
expenditures                    490            1,249               526           2,265

   1995

Revenues                    $26,399         $  9,763                          $ 36,162

Income (loss)
from operations              18,087             (904)         $ (2,384)         14,799

Depreciation and
depletion                       592              842               125           1,559

Identifiable assets          17,414           32,648             4,085          54,147


Capital and land
expenditures                  2,555            1,265                70           3,890

   1994

Revenues                    $19,083         $ 11,002                          $ 30,085

Income (loss)
from operations              12,525             (258)         $ (1,935)         10,332

Depreciation and
depletion                       390              818               126           1,334

Identifiable assets          14,327           35,019             3,413          52,759

Capital and land
expenditures                 1,869             3,363                28           5,260

                 POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


10.  Segment Information (Continued)

     Direct export sales to Japan for 1996, 1995 and 1994 totaled $4,253,000, $8,935,000, and $8,080,000, respectively.

11.  Quarterly financial information (unaudited):




                                   Income                    Net Income
(Thousands, except                  from            Net          per
per unit data)       Revenues    Operations       Income   Partnership Unit
                      --------    ----------       ------   ----------------
   1996
First quarter        $ 9,139       $ 4,344        $ 3,894       $  4.31
Second quarter         9,282         3,560          3,209          3.55
Third quarter          8,676         2,220          1,916          2.12
Fourth quarter         5,916          (306)          (685)         (.76)


   1995
First quarter        $ 7,350       $ 2,818        $ 2,395       $  2.65
Second quarter        11,437         5,609          5,289          5.85
Third quarter          8,053         3,029          2,722          3.01
Fourth quarter         9,355         2,960          2,684          2.97


   1994
First quarter        $ 5,193       $ 1,530        $ 1,190       $  1.28
Second quarter         6,126         2,138          1,813          1.96
Third quarter          9,401         3,333          2,926          3.16
Fourth quarter         9,788         3,331          2,964          3.27

Item 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         None.

                                    PART III

         Item 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


         The Managing General Partner of the Partnership is Pope MGP, Inc. Its address is the same as the address of the principal offices of the Partnership. Pope MGP, Inc. receives $150,000 per year for acting as managing general partner of the Partnership.

         The following table identifies the directors of Pope MGP, Inc. as of December 31, 1996. The Partnership has no directors. Officers of Pope MGP, Inc. hold identical offices with the Partnership.

Name                                Age                 Position and Background
----                                ---                 -----------------------
Adolphus Andrews, Jr. (1), (2)      74        Director; President of Andrews Associates, Inc.,
                                              1981 to present.

Peter T. Pope (1), (2)              62        Director; President, CEO and Chairman of the
                                              Board of Pope & Talbot, Inc., 1971 to present.

Gary F. Tucker (3)(4)               61        Director; President and CEO of Pope MGP, Inc.
                                              and the Partnership since December 1995;
                                              President of Trees Inc., June 1989 to
                                              December 1995; Vice President Resources
                                              of Plum Creek Timber Company, Inc., March
                                              1984 to May 1989.

Marco F. Vitulli (4)                62        Director; President, Vitulli Ventures
                                              Ltd., 1980 to present.

Douglas E. Norberg (2)              56        Director; President, Wright Runstad &
                                              Company, 1975 to present.

David Cunningham (3)                50        Vice President Public Affairs, since
                                              June 1996, Vice President Land Use
                                              from December 1985 to June 1996 of
                                              Pope MGP, Inc. and the Partnership;
                                              Planning Director, Pope & Talbot
                                              Development, Inc., July 1978 to
                                              December 1985.

Thomas R. Gilkey (3)                50        Senior Vice President
                                              Timberland and Acquisitions
                                              since January 1997 of Pope
                                              MGP, Inc. and the
                                              Partnership. Private
                                              consultant from January 1994
                                              to December 1996.  Executive
                                              Vice President, The Campbell
                                              Group 1987 to 1994.
                                              Timberland Division Manager
                                              of Crown Zellerbach 1974 to 1987.

Meredith R. Green (3)               37       Treasurer and Controller since
                                             January 1997 of Pope MGP, Inc. and
                                             the Partnership.  Controller of
                                             Trillium Corporation from October
                                             1995 to December 1996; Controller of
                                             Fiberchem/Hanna Resin Distribution
                                             from December 1989 to October 1995;
                                             Emerging Business Consultant with
                                             Ernst and Young from September 1986
                                             to December 1989.

Thomas A. Griffin (3)               39        Vice President Income
                                              Properties from June 1996,
                                              Treasurer and Controller from
                                              November 1991 to June 1996,
                                              and Controller from March
                                              1989 to October 1991, and
                                              Assistant Controller May 1988
                                              to February 1989 of Pope MGP,
                                              Inc. and the Partnership;
                                              Property Manager of Wood
                                              Associates, January 1986 to
                                              April 1988; Controller of
                                              Vestar, January 1984 to
                                              January 1986

Craig L. Jones (3)                  42        Senior Vice President General
                                              Counsel and Secretary since
                                              September 1996 of Pope MGP,
                                              Inc. and the Partnership.
                                              Private law practice from
                                              1981 to 1996.

Gregory M. McCarry (3)              47        Senior Vice President Real Estate
                                              since June 1996, Vice President
                                              Development from November 1987 to
                                              June 1996 of Pope MGP, Inc. and the
                                              Partnership; owner of Pace Builders,
                                              1986 to November 1987; Treasurer of
                                              Security Resources, Inc., from 1983
                                              to 1986

Thomas M. Ringo (3)                 43        Senior Vice President Finance
                                              and Client Relations since
                                              June 1996, Vice President
                                              Finance from November 1991 to
                                              June 1996, and Treasurer from
                                              March 1989 through October
                                              1991 of Pope MGP, Inc. and
                                              the Partnership; Tax Manager
                                              of Westin Hotel Company, 1985
                                              to March 1989; Tax Consultant
                                              for Price Waterhouse, 1981 to
                                              1985

(1)      Mr. Pope is the first cousin of Emily T. Andrews, Mr. Andrews' wife.
(2)      Terms expire December 31, 1998.
(3)      Term as an officer expires December 11, 1997
(4)      Term as a director expires December 11, 1997.

         Item 11.          EXECUTIVE COMPENSATION.

     The following table sets forth certain information concerning the cash compensation paid to each of the five most highly compensated executive officers of the Partnership whose individual aggregate cash compensation exceeded $100,000.

                           SUMMARY COMPENSATION TABLE



======================================================================================

                            ANNUAL COMPENSATION

======================================================================================
Name and                                                    Other Annual    All Other
Principal                           Salary        Bonus    Compensation   Compensation
Position                 Year        ($)          ($)(1)       ($)(2)       ($)(3)
======================================================================================
Gary F. Tucker
  CEO & President(4)    1996       240,000       110,000
--------------------------------------------------------------------------------------
George H. Folquet       1996       136,048        18,000                    25,000
  CEO & President(5)    1995       195,600        90,000                    54,500
                        1994       180,400        85,000                    54,500
--------------------------------------------------------------------------------------
Greg McCarry            1996       136,048        50,000                     4,363
 Sr. V.P. Real Estate   1995       132,400        60,500                     4,500
                        1994       129,850        52,000                     4,500
--------------------------------------------------------------------------------------
David Cunningham        1996       105,136        30,000                     3,840
  V.P. Public Affairs   1995       101,800        21,000                     3,540
                        1994        97,400        20,000                     3,444
--------------------------------------------------------------------------------------
Thomas M Ringo          1996       107,925        50,000                     3,960
 Sr. V.P. Finance and   1995       100,850        21,000                     3,510
 Client Relations       1994        96,500        20,000                     3,418
--------------------------------------------------------------------------------------
Thomas A. Griffin       1996        86,088        26,000                     3,126
  V.P. Income           1995        82,400        17,000                     2,940
  Properties            1994        78,850        20,000                     2,788
======================================================================================


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

  (4) Mr. Tucker was hired as the Partnership's CEO and President effective January 1, 1996.

  (5) Mr. Folquet served as the Partnership's CEO and President through December 31, 1995, but received transitional compensation for the first three months of 1996.


         COMPENSATION OF DIRECTORS.

         Compensation of the directors of Pope MGP, Inc. consisted of a monthly fee of $1,500 plus a $1,000 per day fee for each board meeting attended.

         EMPLOYEE BENEFIT PLANS.

         Full-time salaried employees with one year of service are eligible to receive benefits under a defined contribution plan. The Partnership is required to contribute 3% of eligible employee compensation into the plan, which amounted to $47,000, $48,000 and 56,000 for each of the three years in the period ended December 31, 1996. Employees become fully vested over a six year period in the Partnership's contribution.

     The Partnership has a supplemental retirement plan for a key employee. The plan provides for a retirement income of 70% of the employee's base salary at retirement after taking into account both 401(k) and social security benefits. The Partnership accrued $181,000 for this benefit in 1995.

Item 12.      SECURITY OWNERSHIP OF CERTAIN
              BENEFICIAL OWNERS AND MANAGEMENT.

              PRINCIPAL UNITHOLDERS.

     As of December 31, 1996, the following persons were known or believed by the Partnership to be the beneficial owners of more than five percent (5%) of the outstanding Partnership units:

Title of         Name and Address of                 Amount and Nature of             Percent
 Class             Beneficial Owner               Beneficial Ownership (1)           of Class
------     --------------------------------      ------------------------      -----------------
Units      Private Capital Management, Inc.                255,518 (2)                   26.7
           3003 Tamiami Trail North
           Naples, FL   33940

Units      Emily T. Andrews                                111,420 (3)                   12.3
           600 Montgomery Street
           35th Floor
           San Francisco, CA  94111

Units      Peter T. Pope                                    62,869 (4)                    7.0
           1500 S.W. 1st Avenue
           Portland, OR   97201

Units      Peter B. Cannell & Co., Inc.                     46,775 (5)                    5.5
           919 Third Avenue
           New York, NY   10022


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

(4) Includes 10,684 units held in trust for his children. Also includes a total of 12,000 units held by Pope MGP, Inc., and Pope EGP, Inc., as to which he shares investment and voting power.

(5) Peter B. Cannell & Co., Inc. is an investment adviser registered under the Investment Advisers Act of 1940. Peter B. Cannell & Co., Inc. is a wholly- owned subsidiary of Eberstadt Fleming, Inc., a broker-dealer registered under the Securities Exchange Act of 1934.

MANAGEMENT.

     As of December 31, 1996, the beneficial ownership of the Partnership units of (I) the general partners, (II) the directors of the Partnership's general partners, and (III) the Partnership's general partners, directors and officers of the Partnership as a group was as follows:

                                                    Amount and Nature of              Percent
Name                Position and Offices            Beneficial Ownership (1)          Class
---------------------------------------------------------------------------------------------
Adolphus Andrews, Jr.  Director, Pope MGP, Inc.        111,420 (2)                     12.3
                       and Pope EGP, Inc. (3)

Peter T. Pope          Director, Pope MGP, Inc.         62,869 (4)                      6.9
                       and Pope EGP, Inc. (5)

Pope EGP, Inc.         Equity General Partner           10,800                          1.2


Pope MGP, Inc.         Managing General Partner          1,200                           *


Marco Vitulli          Director, Pope MGP, Inc.            200                            0


Douglas Norberg        Director, Pope MGP, Inc.            200                           *


Thomas M. Ringo        Senior Vice President               100                           *
                       Finance, Pope MGP, Inc.
                       and the Partnership

All general partners, directors and                            (6)                     18.0
officers of general partners, and officers
of the Partnership as a group (10
individuals and 2 partners)


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

        (4)     See footnote (4) under "Principal Unitholders."

        (5)     Mr. Pope is also President of Pope EGP, Inc.

        (6) The 12,000 units held by Pope MGP, Inc. and Pope EGP, Inc. are excluded from units beneficially owned by Mr. Pope and Mr. Andrews. All of the outstanding stock of Pope MGP, Inc. and Pope EGP, Inc. is owned by Mr. Pope and Mr. Andrews' wife, Emily T. Andrews.

Item 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Peter T. Pope serves as a director of Pope MGP, Inc., managing general partner of the Partnership. Mr. Pope also serves on the board of directors of P&T. P&T did not purchase any timber sold by the Partnership during 1996, however, since it could purchase timber in 1997, a conflict of interest could arise.

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

     At December 31, 1996, the Partnership has a $261,000 note receivable from Gary Tucker, its President and Chief Executive Officer, who is also a director and officer of Pope MGP, Inc. The note, which bears interest at 6.48% and requires interest-only payments until maturity in 2001, was provided to finance the sale of a residential home sold by the Partnership in 1996.

     Richard E. Stroble, a former director, was a managing director of MRGC. MRGC was 50%- owned by Merrill & Ring, Inc. Richard E. Stroble is a director of Merrill & Ring, Inc. In addition, he is the President and CEO of Merrill & Ring, Inc. Because MRGC purchased 17% of the timber sold by the Partnership during 1995, a conflict of interest could have arisen when he was a director of the Partnership. During this period Mr. Stroble disassociated himself from any day-to-day management decisions between MRGC and the Partnership.

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

                                     PART IV

Item 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

     (a)      Financial Statements.                                          Page

              Financial Statements:............................................11
                      Independent auditor's report.............................13
                      Consolidated Balance Sheets..............................14
                      Consolidated Statements of Income........................15
                      Consolidated Statements of Cash Flows....................16
                      Notes to Consolidated Financial Statements..........17 - 24

     (b)      Reports on Form 8-K.

              No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1995.

     (c)      Exhibits.

              3.1     Partnership's Certificate of Limited Partnership.(1)

              3.2 Partnership's Limited Partnership Agreement, dated as of November 7, 1985.(1)

              3.3 Amendment to Partnership's Limited Partnership Agreement dated December 16, 1986.(2)

              4.1     Specimen Depositary Receipt of Registrant.(1)

              4.2 Partnership's Limited Partnership Agreement dated as of November 7, 1985 and amended December 16, 1986 (see Exhibits 3.1 and 3.3).

              9.1 Shareholders Agreement entered into by and among Pope MGP, Inc., Pope EGP, Inc., Peter T. Pope, Emily T. Andrews, P&T, present and future directors of Pope MGP, Inc. and the Partnership, dated as of November 7, 1985 included as Appendix C to the P&T Notice and Proxy Statement filed with the Securities and Exchange Commission on November 12, 1985, a copy of which was filed as Exhibit 28.1 to the Partnership's registration on Form 10 identified in footnote (1) below. (1)

              10.1 Transfer and Indemnity Agreement between the Partnership and P&T dated as of December 5, 1985.(1)

              10.2 Management Agreement between the Partnership and P&T dated as of December 5, 1985.(1)

              10.3 Ground Leases between the Partnership as Lessor and P&T as Lessee dated December 3, 1985.(1)

              22.1    Subsidiaries of the Partnership.(3)

              28.1    Certificate of Incorporation of Pope MGP, Inc.(1)

              28.2    Amendment to Certificate of Incorporation of Pope
                      MGP, Inc.(3)

              28.3    Bylaws of Pope MGP, Inc.(1)

              28.4    Certificate of Incorporation of Pope EGP, Inc.(1)

              28.5    Amendment to Certificate of Incorporation of Pope
                      EGP, Inc.(3)

              28.6    Bylaws of Pope EGP, Inc.(1)

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


                                       POPE RESOURCES, A Delaware
                                       Limited Partnership

                                       By POPE MGP, INC.
                                       Managing General Partner



Date: March 14, 1997                   By_______________________________
                                       GARY F. TUCKER,
                                       President and Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



Date: March 14, 1997                   By_______________________________
                                       GARY F. TUCKER,
                                       President, Chief Executive Officer
                                       (principal executive officer),
                                       Partnership and Pope MGP, Inc.;
                                       Director, Pope MGP, Inc.



Date: March 14, 1997                   By_______________________________
                                       THOMAS M. RINGO
                                       Senior Vice President Finance and
                                       Client Relations (principal financial
                                       officer), Partnership and Pope MGP,
                                       Inc





Date: March 14, 1997                   By_______________________________
                                       MEREDITH R. GREEN
                                       Treasurer and Controller (principal
                                       accounting officer),Partnership
                                       and Pope MGP, Inc.

Date: March 14, 1997                   By_______________________________
                                       ADOLPHUS ANDREWS, JR.
                                       Director, Pope MGP, Inc.





Date: March 14, 1997                   By_______________________________
                                       PETER T. POPE
                                       Director, Pope MGP, Inc.





Date: March 14, 1997                   By_______________________________
                                       MARCO F. VITULLI
                                       Director, Pope MGP, Inc.






Date: March 14, 1997                   By_______________________________
                                       DOUGLAS E. NORBERG
                                       Director, Pope MGP, Inc.

                                 EXHIBIT INDEX


              3.1     Partnership's Certificate of Limited Partnership.(1)

              3.2 Partnership's Limited Partnership Agreement, dated as of November 7, 1985.(1)

              3.3 Amendment to Partnership's Limited Partnership Agreement dated December 16, 1986.(2)

              4.1     Specimen Depositary Receipt of Registrant.(1)

              4.2 Partnership's Limited Partnership Agreement dated as of November 7, 1985 and amended December 16, 1986 (see Exhibits 3.1 and 3.3).

              9.1 Shareholders Agreement entered into by and among Pope MGP, Inc., Pope EGP, Inc., Peter T. Pope, Emily T. Andrews, P&T, present and future directors of Pope MGP, Inc. and the Partnership, dated as of November 7, 1985 included as Appendix C to the P&T Notice and Proxy Statement filed with the Securities and Exchange Commission on November 12, 1985, a copy of which was filed as Exhibit 28.1 to the Partnership's registration on Form 10 identified in footnote (1) below.(1)

              10.1 Transfer and Indemnity Agreement between the Partnership and P&T dated as of December 5, 1985.(1)

              10.2 Management Agreement between the Partnership and P&T dated as of December 5, 1985.(1)

              10.3 Ground Leases between the Partnership as Lessor and P&T as Lessee dated December 3, 1985.(1)

              22.1    Subsidiaries of the Partnership.(3)

              28.1    Certificate of Incorporation of Pope MGP, Inc.(1)

              28.2    Amendment to Certificate of Incorporation of Pope
                      MGP, Inc.(3)

              28.3    Bylaws of Pope MGP, Inc.(1)

              28.4    Certificate of Incorporation of Pope EGP, Inc.(1)

              28.5    Amendment to Certificate of Incorporation of Pope
                      EGP, Inc.(3)

              28.6    Bylaws of Pope EGP, Inc.(1)

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