Form 10-Q
period 1997-03-31
POPE RESOURCES LTD PARTNERSHIP
filed 1997-05-16
CIK 784011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

                        For Quarter Ending March 31, 1997

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

                     19245 10TH AVENUE NE, POULSBO, WA 98370
                            Telephone: (360) 697-6626
           (Address of principal executive offices including zip code)
               (Registrant's telephone number including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.



                                    Yes  [ ]   No [X]

                                   P A R T  I

                                     ITEM 1



                              Financial Statements

CONSOLIDATED BALANCE SHEETS (Unaudited)

Pope Resources
March 31, 1997 and December 31, 1996

(Thousands)                                                       1997        1996
-----------------------------------------------------------------------------------
Assets
Current assets:
  Cash                                                          $ 5,565     $ 3,741
  Accounts receivable                                               314         517
  Work in progress                                               10,273      10,522
  Current portion of contracts receivable                         1,172       1,251
  Prepaid expenses and other                                        357         317
                                                                -------     -------

  Total current assets                                           17,681      16,348
                                                                -------     -------

Properties and equipment at cost:
  Land and land improvements                                     15,061      15,047
  Roads and timber (net of accumulated depletion)                11,119      11,030
  Buildings and equipment (net of accumulated depreciation)       9,942       9,600
                                                                -------     -------

                                                                 36,122      35,677
                                                                -------     -------

Other assets:
  Contracts receivable, net of current portion                    1,533       1,561
  Unallocated amenities and project costs                           902         936
  Loan fees and other                                                75          77
                                                                -------     -------

                                                                  2,510       2,574
                                                                -------     -------

                                                                $56,313     $54,599
                                                                =======     =======

Liabilities and Partners' Capital
Current liabilities:
  Accounts payable                                              $   781     $   692
  Accrued liabilities                                               509         586
  Current portion of long-term debt                                 332         325
  Deposits                                                          116         110
  Dividends Payable                                                 632           0
                                                                -------     -------

  Total current liabilities                                       2,370       1,713
                                                                -------     -------

Deficit in investment in joint venture                              394         316
Other long-term liabilities                                         275         275
Long-term debt, net of current portion                           14,329      14,403
Deferred profit on contracts receivable                             270         276
Partners' capital                                                38,675      37,616
                                                                -------     -------

                                                                $56,313     $54,599
                                                                =======     =======

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

Pope Resources
Three Months Ending March 31, 1997 and 1996


(Thousands, except per unit data)

                                          1997         1996
                                        -------      -------
Revenues                                $ 7,080      $ 9,139
Cost of sales                            (2,472)      (3,063)
Selling and administration expenses      (2,563)      (1,732)

                                        -------      -------
Income from operations                    2,045        4,344
                                        -------      -------


Other income (expense):
Interest expense                           (326)        (366)
Interest income                              67           60
Equity in losses of joint venture          (103)        (144)
                                        -------      -------

                                           (362)        (450)
                                        -------      -------

Net income                              $ 1,683      $ 3,894
                                        =======      =======

Allocable to general partners           $    17      $    39
Allocable to limited partners             1,666        3,855
                                        -------      -------

                                        $ 1,683      $ 3,894
                                        =======      =======

Net income per partnership unit         $  1.86      $  4.31
                                        =======      =======

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)


Pope Resources
Three Months Ending March 31, 1997 and 1996

(Thousands)                                                1997         1996
-----------------------------------------------------------------------------
Net cash flows from operating activities                 $ 2,741      $ 5,037

Cash flows from investing activities:
  Capital expenditures                                      (825)        (667)
  Joint venture investment                                   (25)
                                                         -------      -------

    Net cash used in investing activities                   (850)        (667)
                                                         -------      -------

Cash flows from financing activities:
  Repayment of long-term debt                                (67)      (3,040)
                                                         -------      -------

    Net cash used in financing activities                    (67)      (3,040)
                                                         -------      -------


Net increase (decrease) in cash and cash equivalents       1,824        1,330
Cash and cash equivalents at beginning of year             3,741          987
                                                         -------      -------

Cash and cash equivalents at end of quarter              $ 5,565      $ 2,317
                                                         =======      =======

                                 POPE RESOURCES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 1997



1. The consolidated financial statements have been prepared by the Partnership without an audit and are subject to year-end adjustments. Certain information and footnote disclosures in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Partnership, the accompanying consolidated balance sheets as of March 31, 1997 and December 31, 1996 and the consolidated statements of income for the three months ending March 31, 1997 and 1996 and cash flows for the three months ending March 31, 1997 and 1996 contain all adjustments necessary to present fairly the financial statements referred to above. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

2. The financial statements in the Partnership's 1996 annual report on Form 10-K include a summary of significant accounting policies of the Partnership and should be read in conjunction with this Form 10-Q.

3.       Net income per unit is based on 903,894 units.

4. Supplemental disclosure of cash flow information: Interest paid amounted to approximately $273,000 and $357,000 for the three months ended March 31, 1997 and 1996, respectively.

                                     ITEM 2


                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)
                                 March 31, 1997

This discussion should be read in conjunction with the Partnership's consolidated financial statements included with this report.

                              Results of Operations

Timberland Resources

The Partnership harvested the following timber:

                                                Softwood           Hardwood
Year                         Total              Sawlogs             Sawlogs           Pulp Logs
                         MMBF     $/MBF      MMBF     $/MBF      MMBF     $/MBF     MMBF      $/MBF
---------------------------------------------------------------------------------------------------
Jan - Mar 1997           7.4       681       6.4       757       .02       412        1        205
Jan - Mar 1996           9.9       663       7.2       825        .2       517       2.5       222


Timber revenue for the quarters ended March 31, 1997 and 1996 were $5,082,000 and $6,599,000, respectively. 1997's mix to date of more higher priced softwood sawlogs and fewer hardwood sawlogs and pulp logs resulted in a higher average price per board foot than experienced in 1996.

During the first quarter of 1997 the export log market experienced an uncharacteristic price decline. By the end of the quarter, however, export log prices had stabilized at a level 10% below where the year started. We held back on log production and produced 20% less timber than the first quarter of 1996 to allow for export markets to firm up. Domestic log prices during the first quarter of 1997 were very similar to those realized in early 1996. Pulp and hardwood log prices, however, softened considerably since the end of 1996.

The Partnership sells its logs and trees into two major markets: export and domestic markets. Indirect sales to the export market totaled 40% and 50% of total timber revenues for the three month periods ending March 31, 1997 and 1996, respectively. The export demand for logs is directly affected by the demand from Asian countries. Since the Partnership's export logs are sold into a log market primarily going to Japan, the strength of the Japanese economy and the relative strength of the United States dollar directly affect the demand for export logs. The export market weakened in the first quarter. While the market price of logs can change significantly for a variety of reasons, management anticipates export prices to stabilize in the second quarter of 1997.

The domestic demand for logs is directly affected by the level of new home construction and repair and remodel business activity. Changes in general economic and demographic factors have historically caused fluctuations in housing starts. This in turn affects demand for lumber and commodity wood prices which drives the demand for logs. There continues to be a declining number of domestic sawmills in the company=s operating region. As the number of sawmills has declined, management has thus far been successful in finding replacement outlets for its domestic logs. Management does not believe the decline in domestic sawmills will materially impact its near-term operations but nonetheless is continuing to explore additional outlets for its domestic logs.

Property Development

Property development revenues for the periods ended March 31, 1997 and 1996, were $1,998,000 and $2,540,000, respectively. Property development consists of residential development and income-producing properties. Residential development consists of the sale of single-family homes, finished lots and undeveloped acreage. Income-producing properties consist of providing water and sewer services to properties in the Port Ludlow area; a marina, golf course, commercial center and RV park operated by the Partnership; certain Port Gamble parcels leased to individuals; and a restaurant/lounge and related facilities leased to and operated by Village Resorts, Inc.

Revenue from residential development totaled $979,000 and $1,595,000 for the quarter ended March 31, 1997 and 1996, respectively. Recognition of deferred revenue of $446,000 was included in the quarter ended March 31, 1996. The Partnership's largest development is in Port Ludlow, Washington. During the first quarter of 1997 the Partnership's development at Port Ludlow generated revenues of $689,000 on 6 finished lot sales and 1 home sale. This compares to the prior year=s comparable period sales of $776,000 on 1 finished lot sale, and 1 home sale. The revenue per sale depends on the quality and size of the home, the subdivision, and the location of the lot. 1997's sales to date have been buoyed by the continuing strength in the Puget Sound economy and favorable interest rate environment.

The Partnership's inventory consists of a wide variety of subdivisions encompassing a broad spectrum of prices in several locales. The Partnership continues in the planning and entitlement stages for several developments located in the West Puget Sound region. The Partnership applied for preliminary planned unit development status on a 270 acre property located in Bremerton. Additionally, a rezoning was requested to increase the industrial portion to 60 acres. The Partnership expects a decision on these applications perhaps as early as June, 1997. The Partnership's Peacock Hill parcel was recently annexed into the city of Gig Harbor, and the Partnership is working with city officials to identify the process under which future development will occur. Kingston is a residential development consisting of 750 acres and 765 units which awaits entitlements and expansion of the local sewage treatment facility.

Revenue from Income-producing properties totaled $1,019,000 and $938,000 for the periods ending March 31, 1997 and 1996, respectively. Operations were fairly consistent for the periods ending March 31, 1997 and 1996 and management expects future revenues to continue to increase. As of January 1, 1996 the Partnership assumed responsibility for management of the Port Gamble townsite from Pope & Talbot, Inc. A planning process is underway to determine how best to optimize the values inherent in both Port Gamble's historic core and its attendant acreage.

Other

The Partnership is a joint venture partner in a 36-room inn at Port Ludlow. The expected occupancy level has not been achieved and the inn has thus performed below expectations. For the first quarter of 1997 the inn showed an increase in occupancy over the first quarter of 1996. Management of the joint venture is working hard to create innovative ways to increase occupancy and revenues. The Partnership's share of joint venture losses were $103,000 and $144,000 for the first quarter of 1997 and 1996, respectively.

Selling, general and administrative expenses were $2,563,000 and $1,732,000 for the three months ending March 31, 1997 and 1996, respectively. The increase in expenses primarily relates to increases in payroll to enhance our internal systems to remain competitive, expenses related to the proxy statement and unitholder holder vote held on March 14, 1997, and professional services associated with the strategic initiative described below.

On March 14, 1997 Pope Resources marked a watershed event in conjunction with a meeting of our unitholders. In an overwhelming show of support, the partners authorized the company's launch of a new strategic initiative called the Investor Portfolio Management Business. The vehicle for this initiative will be Olympic Resource Management, LLC which will seek out investors interested in developing risk-diversified portfolios of timber and land. We will generate fee income from our investor clients as we acquire properties to place into these portfolios as well as by managing the acquired assets. We expect considerable progress to be made this year in proving out the Investor Portfolio Management Business (IPMB) strategy.

                         Liquidity and Capital Resources

Funds generated internally through operations and externally through financing will provide the required resources for the Partnership's real estate development and capital expenditures. Management considers its capital resources to be adequate for its real estate development plans, both in the near-term and on a long-term basis. At March 31, 1997, the Partnership had available an unused $20 million bank loan commitment.

Management has considerable discretion to increase or decrease the level of logs cut and thus drive net income and cash flow up or down assuming, of course, log prices and demand remain stable. Management's current plan is to harvest approximately 32 million board feet of timber in 1997 which compares to 32 million board feet in 1996. Since harvest plans are based on demand, price and cash needs, actual harvesting may vary subject to management's on-going review.

Cash provided by operating activities generated $2,741,000 in the first quarter of 1997, and overall cash and cash equivalents increased by $1,824,000. The cash generated was primarily used for capital expenditures of $825,000, and repayments of long-term debt of $67,000.

The Partnership declared a cash distribution of $.70 per unit payable on April 15, 1997 to unitholders of record as of March 31, 1997. The practice of the Partnership has been to make annual cash distributions only for the purpose of defraying the federal and state tax liability of unitholders on their flow-through share of Partnership net income and as approved from time to time by the managing general partner. In 1997, the Partnership expects to make quarterly distributions which coincide with tax payment due dates.

                                     PART II


                                     ITEM 4

               Submission of Matters to a Vote of Security Holders

On March 14, 1997, the Partnership held a special unitholder meeting to discuss and vote on a waiver on a provision and an amendment to the Partnership Agreement.

The Partners approved the waiver on a provision which limits eligibility for membership on the MGP Board to persons who are not in excess of 75 years of age, so as to permit an existing member of the MGP Board, Adolphus Andrews, Jr., to continue to serve on the MGP Board for two (2) years beyond the mandatory retirement age of 75 years. 589,735 votes were cast for, 23,955 votes were cast against, and 249,372 votes were withheld. There were 40,832 abstentions or broker non-votes.

The Partners approved an amendment to (1) permit Pope Resources to engage in a new business enterprise involving the location, acquisition, management and/or development of land, and related resources, primarily for the account of individuals and/or entities who are not otherwise Affiliates of Pope Resources ("Investor Portfolio Management Business"); and (2) authorize an incremental allocation of net-income derived from the Investor Portfolio Management Business between Pope Resources and the Managing General Partner. 612,670 votes were cast for, 31,625 votes were cast against, and 249,372 votes were withheld. There were 10,227 abstentions or broker non-votes.


                                     ITEM 5

                                Other Information

Each officer (as defined) of the Company is required to report to the Securities and Exchange Commission, by a specified date, his or her initial statement or beneficial ownership of securities, even if no securities are beneficially owned. Mr. Craig L. Jones was appointed as Senior Vice President and Secretary on September 1, 1996, and through an administrative error did not file his initial statement of beneficial ownership of securities. This error was rectified on January 21, 1997. To the Partnership's knowledge, the Partnership has complied with all other filing requirements.




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



                                     POPE RESOURCES,
                                     A Delaware Limited Partnership
                                                            Registrant


Date: May 12, 1997                   By:  POPE  MGP, Inc.
                                         --------------------------------------
                                          Managing General Partner



Date: May 12, 1997                   By: /s/ Gary F. Tucker
                                         --------------------------------------
                                          Gary F. Tucker
                                          President and Chief Executive Officer



Date: May 12, 1997                   By: /s/ Thomas M. Ringo
                                         --------------------------------------
                                          Thomas M. Ringo
                                          Sr. Vice President-Finance & Client
                                          Relations Principal Financial Officer)


Date: May 12, 1997                   By: /s/ Meredith R. Green
                                         --------------------------------------
                                          Meredith R. Green
                                          Treasurer/Controller
                                          (Principal Accounting Officer)