Form 10-Q
period 1997-06-30
POPE RESOURCES LTD PARTNERSHIP
filed 1997-08-15
CIK 784011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For Second Quarter Ending June 30, 1997

                                       OR

[ ] TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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



                             Yes  [ ]    No  [X]

                                    P A R T I

                                     ITEM 1


                              Financial Statements

CONSOLIDATED BALANCE SHEETS (Unaudited)


Pope Resources
June 30, 1997 and December 31, 1996


(Thousands)                                           1997         1996
                                                    -------      -------

Assets
Current assets:
  Cash                                              $ 3,483      $ 3,741
  Accounts receivable                                 1,105          517
  Work in progress                                    9,648       10,522
  Current portion of contracts receivable               964        1,251
  Prepaid expenses and other                            598          317
                                                    -------      -------

  Total current assets                               15,798       16,348
                                                    -------      -------

Properties and equipment at cost:
  Land and land improvements                         15,121       15,047
  Roads and timber (net of
    accumulated depletion)                           11,070       11,030
  Buildings and equipment (net of
    accumulated depreciation)                        10,813        9,600
                                                    -------      -------

                                                     37,004       35,677
                                                    -------      -------

Other assets:
  Contracts receivable, net of current portion        1,518        1,561
  Unallocated amenities and project costs               934          936
  Loan fees and other                                    73           77
                                                    -------      -------

                                                      2,525        2,574
                                                    -------      -------

                                                    $55,327      $54,599
                                                    =======      =======

Liabilities and Partners' Capital
Current liabilities:
  Accounts payable                                  $   720      $   692
  Accrued liabilities                                   289          586
  Current portion of long-term debt                     337          325
  Deposits                                               70          110
                                                    -------      -------

  Total current liabilities                           1,416        1,713
                                                    -------      -------

  Deficit in investment in joint venture                373          316
  Long-term debt, net of current portion             14,233       14,403
  Other long-term liabilities                           275          275
  Deferred profit on contracts receivable               257          276
  Partners' capital                                  38,773       37,616
                                                    -------      -------

                                                    $55,327      $54,599
                                                    =======      =======

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

Pope Resources
Three Months and Six Months Ended June 30, 1997 and 1996


(Thousands, except per unit data)

                                         Three Months Ended June 30        Six Months Ended June 30
                                         --------------------------        -------------------------
                                           1997               1996           1997             1996
                                         --------           --------       --------         --------

Revenues                                 $  7,526           $  9,282       $ 14,607         $ 17,975
Cost of sales                              (3,379)            (3,822)        (5,851)          (6,885)
Selling and administration expenses        (3,061)            (1,900)        (5,624)          (3,186)

                                         --------           --------       --------         --------
Income from operations                      1,086              3,560          3,132            7,904
                                         --------           --------       --------         --------


Other income (expense):
Interest expense                             (375)              (348)          (701)            (714)
Interest income                               145                 84            211              144
Equity in losses of joint venture            (117)               (87)          (220)            (231)
                                         --------           --------       --------         --------

                                             (347)              (351)          (710)            (801)
                                         --------           --------       --------         --------

Net income                               $    739           $  3,209       $  2,422         $  7,103
                                         ========           ========       ========         ========

Allocable to general partners            $      7           $     32       $     24         $     71
Allocable to limited partners                 732              3,177          2,398            7,032
                                         --------           --------       --------         --------

                                         $    739           $  3,209       $  2,422         $  7,103
                                         ========           ========       ========         ========

Net income per partnership unit          $   0.82           $   3.55       $   2.68         $   7.86
                                         ========           ========       ========         ========

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Pope Resources
Six Months Ended June 30, 1997 and 1996

(Thousands)                                                 1997          1996
                                                          -------       -------

Net cash flows from operating activities                  $ 3,348       $ 7,999

Cash flows from investing activities:
  Capital expenditures                                     (2,020)       (1,100)
  Joint venture investment                                   (163)         (125)
                                                          -------       -------

    Net cash used in investing activities                  (2,183)       (1,225)
                                                          -------       -------

Cash flows from financing activities:
  Partnership units repurchased
  Cash distributions to unitholders                        (1,265)
  Repayment of long-term debt                                (158)       (3,127)
                                                          -------       -------

    Net cash used in financing activities                  (1,423)       (3,127)
                                                          -------       -------


Net increase (decrease) in cash and cash equivalents         (258)        3,647
Cash and cash equivalents at beginning of year              3,741           987
                                                          -------       -------

Cash and cash equivalents at end of quarter               $ 3,483       $ 4,634
                                                          =======       =======

                                 POPE RESOURCES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 1997



1. The consolidated financial statements have been prepared by the Partnership without an audit and are subject to year-end adjustments. Certain information and footnote disclosures in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Partnership, the accompanying consolidated balance sheets as of June 30, 1997 and December 31, 1996 and the consolidated statements of income for the three months and six months ending June 30, 1997 and 1996 and cash flows for the six months ending June 30, 1997 and 1996 contain all adjustments necessary to present fairly the financial statements referred to above. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

2. The financial statements in the Partnership's 1996 annual report on Form 10-K include a summary of significant accounting policies of the Partnership and should be read in conjunction with this Form 10-Q.

3.      Net income per unit is based on 903,894 units.

4. Supplemental disclosure of cash flow information: Interest paid amounted to approximately $676,000 and $724,000 for the six months ended June 30, 1997 and 1996, respectively.

                                     ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)
                                  June 30, 1997

This discussion should be read in conjunction with the Partnership's consolidated financial statements included with this report.

                              Results of Operations

Timberland Resources

The Partnership harvested the following timber:

                                               Softwood        Hardwood
         Year                   Total          Sawlogs         Sawlogs         Pulp Logs
         ------------------ --------------- --------------- --------------- ----------------
                             MMBF   $/MBF    MMBF   $/MBF    MMBF   $/MBF    MMBF    $/MBF
                             ----   -----    ----   -----    ----   -----    ----    -----
         Jan - Jun 1997      15.6    639     12.4    743      .3     425      2.9     210
         Jan - Jun 1996      19.5    649     14.3    798      .5     491      4.7     208


Timber revenue for the six months ended June 30, 1997 and 1996 was $10,013,000 and $13,020,000, respectively.

During the first quarter of 1997 the export log market experienced a price decline. In response to this price decline in the export market, we deferred both first and second-quarter log production into the second half of the year. As a result, year-to-date 1997 export volumes lag 1996 levels by 22%. We also shifted the production mix away from the highest valued large-diameter export market segment due to excessive west coast log inventories. Production has consequently been heavier in lower-valued domestic and small-diameter export market segments to allow inventories to draw down and markets to strengthen. This mix shift resulted in an 11% decline between 1997 and 1996 in the year-to-date average log price. The combined volume and mix adjustments resulted in a 31% decline between 1997 and 1996 in export log revenues. Given our low cost basis in logs, this revenue decline flows right to the bottom line.

Domestic log prices during the first half of 1997 were very similar to those realized in early 1996. Pulp and hardwood log prices, however, softened considerably in the first quarter and rebounded in the second quarter, compared to the end of 1996.

The Partnership sells its logs and trees into two major markets: export and domestic markets. Indirect sales to the export market totaled 50% and 55% of total timber revenues for the six month periods ending June 30, 1997 and 1996, respectively. The export demand for logs is directly affected by the demand from Asian countries. Since the Partnership's export logs are sold primarily into the Japanese log market, the strength of the Japanese housing industry and the relative strength of the United States dollar directly affect the demand for export logs. The export market weakened in the first quarter due to high Japanese inventory levels coupled with high west coast log inventories.

The domestic demand for logs is directly affected by the level of new home construction and repair and remodel business activity. Changes in general economic and demographic factors have historically caused fluctuations in housing starts. This in turn affects demand for lumber and commodity wood prices which drives the demand for logs. There continues to be a declining number of domestic sawmills in the company's operating region as lumber manufacturing capacity is rationalized and consolidated into larger facilities. As the number of sawmills has declined, management has thus far been successful in finding replacement outlets for its domestic logs. Management does not believe the decline in domestic sawmills will materially impact its near-term operations but nonetheless is continuing to explore additional outlets for its domestic logs.

Property Development

Property development revenues for the periods ended June 30, 1997 and 1996, were $3,657,000 and $4,956,000, respectively. Property development consists of residential development and income-producing properties. Residential development consists of the sale of single-family homes, finished lots and undeveloped acreage. Income-producing properties consist of providing water and sewer services to properties in the Port Ludlow area; a marina, golf course, commercial center and RV park operated by the Partnership; certain Port Gamble parcels leased to individuals; and a restaurant/lounge and related facilities leased to and operated by Village Resorts, Inc.

Revenue from residential development totaled $2,408,000 and $2,929,000 for the quarters ended June 30, 1997 and 1996, respectively. Recognition of deferred revenue of $544,000 was included in the quarters ended June 30, 1996. The Partnership's largest development is in Port Ludlow, Washington. During the first two quarters of 1997 the Partnership's development at Port Ludlow generated revenues of $2,153,000 on 13 finished lot sales and 5 home sales. This compares to the prior year's comparable period sales of $2,199,000 on 4 finished lot sale, and 6 home sales. The revenue per sale depends on the quality and size of the home, the subdivision, and the location of the lot. 1997's sales to date have been buoyed by the continuing strength in the Puget Sound economy and favorable interest rate environment.

The Partnership's inventory consists of a wide variety of subdivisions encompassing a broad spectrum of prices in several locales. The Partnership remains in the planning and entitlement phases for several developments located in the West Puget Sound region. The City of Bremerton approved the request for preliminary planned unit development status on a 270 acre property, and increased the industrial portion to 60 acres. Construction of the off-site sewer will begin next month and should be completed in the fourth quarter. With respect to other properties, we continue to work with officials in Gig Harbor regarding the process under which future development may occur on the Gig Harbor parcel. The Kingston residential development consisting of 750 acres and 765 units awaits entitlements and sewage infrastructure.

Revenue from Income-producing properties totaled $ 2,186,000 and $2,027,000 for the periods ending June 30, 1997 and 1996, respectively. Operations were fairly consistent for the periods ending June 30, 1997 and 1996 and management expects future revenues to continue to increase. As of January 1, 1996 the Partnership assumed responsibility for management of the Port Gamble townsite from Pope & Talbot, Inc. A planning process is underway to determine how best to optimize the values inherent in both Port Gamble's historic core and its attendant acreage.

Other

The Partnership is a joint venture partner in a 36-room inn at Port Ludlow. For the first two quarters of 1997 the inn showed an increase in occupancy over the first two quarters of 1996, but nevertheless below expectations. Management of the joint venture is working hard to create innovative ways to increase occupancy and revenues. The Partnership's share of joint venture losses were $220,000 and $231,000 for the first two quarters of 1997 and 1996, respectively.

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

Selling, general and administrative expenses were $ 5,624,000 and $3,186,000 for the six months ending June 30, 1997 and 1996, respectively. The increase in expenses primarily relates to the following: payroll and employee related costs such as education, insurance, travel and entertainment, and professional services related to computer technology to enhance our internal systems to remain competitive, expenses related to the proxy statement and unitholder holder vote held on March 14, 1997, and costs associated with the above-mentioned strategic initiative.

                         Liquidity and Capital Resources

Funds generated internally through operations and externally through financing will provide the required resources for the Partnership's real estate development and capital expenditures. Management considers its capital resources to be adequate for its real estate development plans, both in the near-term and on a long-term basis. At June 30, 1997, the Partnership had available an unused $20 million bank loan commitment.

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

Cash provided by operating activities generated $3,348,000 for the first half of 1997, and overall cash and cash equivalents decreased by $258,000. The cash generated was primarily used for capital expenditures of $2,020,000, and repayments of long-term debt of $158,000.

The Partnership declared a cash distribution of $.70 per unit payable on June 16, 1997 to unitholders of record as of May 31, 1997. The practice of the Partnership has been to make annual cash distributions only for the purpose of defraying the federal and state tax liability of unitholders on their flow-through share of Partnership net income and as approved from time to time by the managing general partner. In 1997, the Partnership expects to make quarterly distributions which coincide with tax payment due dates.

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

The Partnership mailed a summary quarterly report to unitholders on August 4, 1997. Such report contained incorrect amounts for "Revenues" and for "Selling and administration expenses" for both the three months ended June 30, 1997 and the six months ended June 30, 1997. The respective Revenues amounts for the three months and six months ended June 30, 1997 are $7,526,000 and $14,607,000. The respective Selling and administrative expenses for the three months and six months ended June 30, 1997 are $3,061,000 and $5,624,000, respectively. This 10-Q report contains correct numbers.



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



                                           POPE RESOURCES,
                                           A Delaware Limited Partnership
                                           ------------------------------------
                                           Registrant




Date: August  14, 1997                By:  POPE MGP, Inc.
                                           ------------------------------------
                                           Managing General Partner




Date: August 14, 1997                 By:
                                           ------------------------------------
                                           Gary F. Tucker
                                           President and Chief Executive Officer




Date: August 14, 1997                 By:
                                           ------------------------------------
                                           Thomas M. Ringo
                                           Sr. Vice President-Finance & Client
                                           Relations
                                           (Principal Financial Officer)



Date: August 14, 1997                 By:
                                           ------------------------------------
                                           Meredith R. Green
                                           Treasurer/Controller
                                           (Principal Accounting Officer)