Form 10-Q
period 1997-09-30
POPE RESOURCES LTD PARTNERSHIP
filed 1997-11-13
CIK 784011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


    (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For Third Quarter Ending September 30, 1997

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



                                    Yes  X    No
                                       ------   ------

                                    P A R T I

                                     ITEM 1


                              FINANCIAL STATEMENTS

Pope Resources
September 30, 1997 and December 31, 1996

(Thousands)                                                    1997        1996
--------------------------------------------------------------------------------
Assets
Current assets:
  Cash                                                       $ 3,493     $ 3,741
  Accounts receivable                                          1,582         517
  Work in progress                                             9,767      10,522
  Current portion of contracts receivable                      1,027       1,251
  Prepaid expenses and other                                     525         317
                                                             -------     -------

  Total current assets                                        16,394      16,348
                                                             -------     -------

Properties and equipment at cost:
  Land and land improvements                                  15,241      15,047
  Roads and timber (net of
    accumulated depletion)                                    11,067      11,030
  Buildings and equipment (net of
    accumulated depreciation)                                 11,316       9,600
                                                             -------     -------

                                                              37,624      35,677
                                                             -------     -------

Other assets:
  Contracts receivable, net of current portion                 1,717       1,561
  Unallocated amenities and project costs                        978         936
  Loan fees and other                                             60          77
                                                             -------     -------

                                                               2,755       2,574
                                                             -------     -------

                                                             $56,773     $54,599
                                                             =======     =======

Liabilities and Partners' Capital
Current liabilities:
  Accounts payable                                           $   952     $   692
  Accrued liabilities                                            500         586
  Current portion of long-term debt                              344         325
  Deposits                                                        95         110
                                                             -------     -------

  Total current liabilities                                    1,891       1,713
                                                             -------     -------

  Deficit in investment in joint venture                         206         316
  Long-term debt, net of current portion                      14,127      14,403
  Other long-term liabilities                                    275         275
  Deferred profit on contracts receivable                        255         276
  Partners' capital                                           40,019      37,616
                                                             -------     -------

                                                             $56,773     $54,599
                                                             =======     =======

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

Pope Resources
Three Months and Nine Months Ended September 30, 1997 and 1996


(Thousands, except per unit data)

                                             Three Months Ended Sept. 30            Nine Months Ended Sept. 30
                                             --------           --------           --------           --------
                                               1997               1996               1997                1996
                                             --------           --------           --------           --------
Revenues                                     $  8,591           $  8,658           $ 23,198           $ 27,180
Cost of sales                                  (3,828)            (4,092)            (9,665)           (10,989)
Selling and administration expenses            (2,746)            (2,347)            (8,384)            (6,067)
                                             --------           --------           --------           --------
Income from operations                          2,017              2,219              5,149             10,124
                                             --------           --------           --------           --------


Other income (expense):
Interest expense                                 (376)              (337)            (1,077)            (1,052)
Interest income                                   109                 62                321                206
Equity in losses of joint venture                  11                (28)              (209)              (259)
                                             --------           --------           --------           --------

                                                 (256)              (303)              (965)            (1,105)
                                             --------           --------           --------           --------

Net income                                   $  1,761           $  1,916           $  4,184           $  9,019
                                             ========           ========           ========           ========

Allocable to general partners                $     18           $     19           $     42           $     90
Allocable to limited partners                   1,743              1,897              4,142              8,929
                                             --------           --------           --------           --------

                                             $  1,761           $  1,916           $  4,184           $  9,019
                                             ========           ========           ========           ========

Net income per partnership unit              $   1.95           $   2.12           $   4.63           $   9.98
                                             ========           ========           ========           ========

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Pope Resources
Nine Months Ended September 30, 1997 and 1996

(Thousands)                                                    1997       1996
--------------------------------------------------------------------------------
Net cash flows from operating activities                    $  4,822    $ 10,684

Cash flows from investing activities:
  Capital expenditures                                        (2,733)       (879)
  Joint venture investment                                      (318)       (325)
                                                            --------    --------

    Net cash used in investing activities                     (3,051)     (1,204)
                                                            --------    --------

Cash flows from financing activities:
  Cash distributions to unitholders                           (1,763)     (2,124)
  Repayment of long-term debt                                   (256)     (3,224)
                                                            --------    --------

    Net cash used in financing activities                     (2,019)     (5,348)
                                                            --------    --------


Net increase (decrease) in cash and cash equivalents            (248)      4,132
Cash and cash equivalents at beginning of year                 3,741         987
                                                            --------    --------

Cash and cash equivalents at end of the nine month period   $  3,493    $  5,119
                                                            ========    ========

                                 POPE RESOURCES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 1997



1. The consolidated financial statements have been prepared by the Partnership without an audit and are subject to year-end adjustments. Certain information and footnote disclosures in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Partnership, the accompanying consolidated balance sheets as of September 30, 1997 and December 31, 1996 and the consolidated statements of income for the three months and nine months ending September 30, 1997 and 1996 and cash flows for the nine months ending September 30, 1997 and 1996 contain all adjustments necessary to present fairly the financial statements referred to above. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

2. The financial statements in the Partnership's 1996 annual report on Form 10-K include a summary of significant accounting policies of the Partnership and should be read in conjunction with this Form 10-Q.

3.     Net income per unit is based on 903,894 units.

4. Supplemental disclosure of cash flow information: Interest paid amounted to approximately $1,065,000 and $1,080,000 for the nine months ended September 30, 1997 and 1996, respectively.

5. Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share," was recently issued and is effective for the Partnership's fiscal year ending December 31, 1997. This statement requires a change in the presentation of earnings per share. Early adoption of this statement is not permitted. Management believes that the impact of the adoption of this statement on the financial statements, taken as a whole, will not be material.

       SFAS No. 130, "Reporting Comprehensive Income", and SFAS No. 131, "Disclosure about Segments of an Enterprise and Related Information," were also recently issued and are effective for the Partnership's fiscal year ending December 31, 1998. The Partnership is currently evaluating the effects of these standards; however, management believes the impact of adoption will not be material to the financial statements, taken as a whole.

                                     ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)
                               September 30, 1997


       This discussion should be read in conjunction with the Partnership's consolidated financial statements included with this report.

                              RESULTS OF OPERATIONS

TIMBERLAND RESOURCES

The Partnership harvested the following timber:


-----------------------------------------------------------------------------------------------------------------
                                                   Softwood             Hardwood
                             Total                  Sawlogs              Sawlogs              Pulp Logs
-----------------------------------------------------------------------------------------------------------------
      Year               MMBF    $/MBF          MMBF     $/MBF        MMBF    $/MBF         MMBF     $/MBF
-----------------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------------------
Jan - Sept 1997          25.3      613          19.6      722           .8      446          4.9      208
-----------------------------------------------------------------------------------------------------------------
Jan - Sept 1996          27.8      658          20.6      803          1.0      466          6.2      206
-----------------------------------------------------------------------------------------------------------------


Timber log sale revenues for the nine months ended September 30, 1997 and 1996 was $15,510,000 and $18,300,000, respectively.

During the first three quarters of 1997 the export log market experienced a steady price decline. In response, the Partnership deferred a portion of its anticipated first-half log production with the intent of balancing out the annual harvest with increased production in the third and fourth quarters. While third quarter production was accelerated, year-to-date log volumes still lag 1996 levels by 9%. The Partnership also shifted a significant amount of production mix away from the highest-valued, large-diameter export market segment to the lower-valued domestic and small-diameter export market segments. This was intended to allow the excessive west coast export log inventories within the large-diameter export market segment to draw down. This product mix shift has resulted in a 24% decrease in export production and a 26% increase in domestic production over 1996 year-to-date levels. The combination of the decline in export prices, along with the lower year-to-date volumes and shifts in product mix, account for the decrease in 1997 timber revenues.

Domestic log prices during the first three quarters of 1997 have remained relatively fairly similar to the prior year, despite increases in the supply of domestic logs entering this segment in reaction to the declining export market. There has been a 37% increase in price of domestic Western Red Cedar over 1996 which has been a contributing factor in this trend, even though cedar is limited to 7% of this year's domestic production to date. The average prices per MBF of domestic logs realized were $633 and $619 for 1997 and 1996, respectively. Pulp and hardwood log prices in 1997 are on average slightly higher than 1996 prices, but 1997 prices experienced more volatility with first quarter declines being offset by higher second and third quarter prices.

The Partnership sells its logs and trees in two major markets: export and domestic markets. Indirect sales to the export market totaled 52% and 66% of total timber revenues for the nine month periods ending September 30, 1997 and 1996, respectively. The export demand for logs is directly affected by the demand from Asian countries. Since the Partnership's export logs are sold primarily in the Japanese log market, the strength of the Japanese housing industry and the relative strength of the United States dollar directly affect the demand for export logs. The export market weakened in the first three quarters due to high Japanese and west coast log inventory levels, a relatively strong dollar and increased competition from lower-quality, lower-priced species and an increase in the supply of sawed lumber versus logs into Japan.

TIMBERLAND RESOURCES CONTINUED

The domestic demand for logs is directly affected by the level of new home construction and repair and remodeling business activity. Changes in general economic and demographic factors have historically caused fluctuations in housing starts. This in turn affects demand for lumber and commodity wood prices which drives the demand for logs. Throughout the U.S., lumber manufacturing capacity continues to be rationalized and consolidated into larger facilities. This trend holds true for the Partnership's operating region as the lumber manufacturing capacity is rationalized and consolidated into larger facilities. As the number of sawmills has declined, the Partnership has thus far been successful in finding replacement outlets for its domestic logs. Since surviving sawmills are larger in scale, the Partnership does not believe the decline in the number of domestic sawmills will materially impact its near-term operations.

PROPERTY DEVELOPMENT

Property development revenues for the periods ended September 30, 1997 and 1996 were $7,627,000 and $8,385,000, respectively. Such revenues are derived from residential development and income-producing properties. Residential development consists of the sale of single-family homes, finished lots and undeveloped acreage. Income-producing properties consist of providing water and sewer services to properties in the Port Ludlow area; a marina, golf course, commercial center and RV park operated by the Partnership; the Port Gamble townsite and millsite; and a restaurant/lounge and related facilities leased to Village Resorts, Inc. and operated by Derrig Hobart Enterprises, Inc..

Revenue from residential development totaled $3,766,000 and $4,739,000 through the three quarters ended September 30, 1997 and 1996, respectively. Recognition of deferred revenue of $544,000 related primarily to the pay off of a contract on a large parcel, was included in the three quarters ended September 30, 1996. The Partnership's largest development is in Port Ludlow, Washington. During the first three quarters of 1997, the Partnership's development at Port Ludlow generated revenues of $3,191,000 through the sale of 13 developed lots and 9 homes. This compares to the prior year's comparable period sales of $3,164,000 of 6 developed lots, and 10 homes. The revenue per sale depends on the quality and size of the home, the subdivision, and the location of the lot. Current year-to-date sales have been favorably affected by the continuing strength of the Puget Sound economy and favorable interest rate environment.

The Port Ludlow Planning Forum process has continued to produce positive results. The outstanding level of participation and enthusiasm among residents of this special community was encouraging. In the next phase of the process, the Partnership will seek to obtain the following approvals from residents:

- Unify numerous homeowner associations under one newly-formed self-governance entity
- Consolidate association "clubhouse" amenities into one facility instead of the current two
-     Define the future development in the key resort/commercial area.

The successful culmination of this process should position us to complete the amenity infrastructure of Port Ludlow and thereby realize the vision of making this a "hallmark development." Port Ludlow was selected as one of the top 20 retirement communities in the U.S. by New Choices, a magazine serving the over-50 audience.

The Partnership's property development inventory includes a number of residential subdivisions encompassing a broad spectrum of prices in several locales. The Partnership continues to be in the planning and entitlement phases for several developments located in the West Puget Sound region. The City of Bremerton approved the Partnership's request for preliminary planned unit development status on a 270 acre property, and increased the industrial portion to 60 acres. Construction of the off-site sewer at this site is completed and the Partnership is focusing on its marketing plan. With respect to other properties, the Partnership continues to work with officials in Gig Harbor regarding the possible development of its parcels in Gig Harbor. The Kingston residential development, consisting of 750 acres and 765 units awaits entitlements and sewage infrastructure. On September 8, 1997, the Growth Management Act hearing board again invalidated Kitsap County's comprehensive plan, where Bremerton and Kingston are located. The Partnership will participate with other members of the County to revise the plan for resubmission to the state hearing board.

PROPERTY DEVELOPMENT CONTINUED

Revenue from income-producing properties totaled $3,861,000 and $3,646,000 for the periods ending September 30, 1997 and 1996, respectively. Operations were fairly consistent for the periods ending September 30, 1997 and 1996 and management expects future revenues to continue to increase. As of January 1, 1996, the Partnership assumed responsibility for managing the Port Gamble townsite from Pope & Talbot, Inc. Management is presently studying how to capitalize on the values of Port Gamble's historic core and its attendant area of approximately 4,000 acres.

OTHER

The Partnership is a 50% joint venture partner in a 36-room inn at Port Ludlow. For the first three quarters of 1997 the inn showed an increase in occupancy over the first three quarters of 1996, but nevertheless performed below expectations. Management of the joint venture continues to focus on the development of revenue-raising strategies. The Partnership's share of joint venture losses were $209,000 and $259,000 for the first three quarters of 1997 and 1996, respectively.

On March 14, 1997, the Partnership's unitholders authorized the Partnership's launch of a new strategic initiative called the Investor Portfolio Management Business (IPMB). The vehicle for this initiative will be Olympic Resource Management LLC (ORMLLC) which will seek investors interested in developing risk-diversified portfolios of timber and land. This business venture is expected to generate fee income through ORMLLC's services to large investors in acquiring, managing, and disposing of timberland investments.

Selling, general and administrative expenses were $8,384,000 and $6,067,000 for the nine months ending September 30, 1997 and 1996, respectively. The increase in expenses is primarily due to the following: payroll and employee-related costs such as education, insurance, travel and entertainment; professional services related to computer technology to enhance our internal systems to remain competitive; expenses related to the proxy statement and unitholder holder vote held on March 14, 1997; and costs associated with the above-mentioned strategic initiative.

The Partnership remains focused on pursuing timberland acquisition opportunities through our newly-formed investment portfolio management business. ORMLLC participated in recent timberland offerings in each of the three major geographic regions of the U.S., the northwest, southeast, and northeast. Although not successful in these bids, we are encouraged by a number of factors. The Partnership is making great strides in streamlining our process for assessing potential timberland acquisitions. Olympic Resource Management is starting to make a name for itself among competing timberland investment management organizations (TIMO's) through our collective experience, acquisition discipline, and stewardship values. As a result, more major landowners are approaching ORMLLC with investment opportunities.

On October 9, 1997, Pope Resources authorized the first-ever split of its partnership units. Unitholders of record as of October 31, 1997 will receive an additional 4 units for each unit then held. The split is intended to bring the units to a price level where they can be more easily traded in the marketplace, and to meet new Nasdaq listing requirements.

LIQUIDITY AND CAPITAL RESOURCES

Funds generated internally through operations and externally through financing will provide the required resources for the Partnership's real estate development and capital expenditures. Management considers its capital resources to be adequate for its real estate development plans, both in the near-term and on a long-term basis. At September 30, 1997, the Partnership had available an unused $20 million bank loan commitment.

Management has considerable discretion to increase or decrease the level of logs cut and thereby may increase or decrease net income and cash flow assuming, of course, log prices and demand remain stable. Management's current plan is to harvest approximately 32 million board feet of timber in 1997 which compares to 32 million board feet in 1996. Since harvest plans are based on demand, price and cash needs, actual harvesting may vary subject to management's on-going review.

LIQUIDITY AND CAPITAL RESOURCES CONTINUED


Cash provided by operating activities generated $4,822,000 for the three quarters of 1997, and overall cash and cash equivalents decreased by $248,000. The cash generated was primarily used for repayments of long-term debt of $256,000 and capital expenditures of $2,733,000, related to roads, reforestation, infrastructure, and equipment.

The Partnership declared a quarterly cash distribution of $.55 per unit payable on September 26, 1997 to unitholders of record as of September 15, 1997. The practice of the Partnership has been to make cash distributions only for the purpose of defraying estimated federal and state tax liability of unitholders on their flow-through share of the Partnership's net income and as approved from time to time by management. The recently enacted reduction in the federal capital gains rate factored into the third quarter distribution. Thus far in 1997, the Partnership has made three cash distributions totaling $1.95 per unit, coinciding with tax payment due dates.

                                     PART II


Items 1 through 6 are not applicable.

                        EXHIBITS AND REPORTS ON FORM 8-K


Exhibit 27          Financial Data Schedule

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



                                 POPE RESOURCES,
                                 A Delaware Limited Partnership
                                 Registrant




Date: November 13, 1997          By:  POPE MGP, Inc.
                                 Managing General Partner




Date: November 13, 1997       By:
                                 ----------------------------------
                                 Gary F. Tucker
                                 President and Chief Executive Officer




Date: November 13, 1997       By:
                                 ----------------------------------
                                 Thomas M. Ringo
                                 Sr. Vice President-Finance & Client Relations (Principal Financial Officer)



Date: November 14, 1997       By:
                                 ----------------------------------
                                 Meredith R. Green
                                 Treasurer/Controller
                                 (Principal Accounting Officer)