Form 10-K405
period 1997-12-31
POPE RESOURCES LTD PARTNERSHIP
filed 1998-03-31
CIK 784011

                         SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                         10-K

  X            Annual Report Pursuant to Section 13 or 15(d) of the Securities
-----          Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1997, or

               Transition report pursuant to Section 13 or 15(d) of the
-----          Securities Exchange Act of 1934 [No Fee Required]

For the transition period from ___________to ___________

Commission File No. 1-9035

                    POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP
             ------------------------------------------------------------
                (Exact name of registrant as specified in its charter)

        Delaware                                         91-1313292
-----------------------                           -----------------------
(State of Organization)                           (IRS Employer I.D. No.)

                          P.O. Box 1780, Poulsbo, WA  98370
               --------------------------------------------------------
                 (Address of principal executive offices   Zip Code)

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [ X ]

     Approximate aggregate market value of the voting stock held by nonaffiliates of the registrant as of March 10, 1998 was $107,423,975.

                         DOCUMENTS INCORPORATED BY REFERENCE:
                                     SEE ITEM 14

Exhibit Index Item IV.

                                        PART I

     ITEM 1.   BUSINESS.

     Pope Resources, A Delaware Limited Partnership (the "Partnership"), including two of its subsidiaries (Ludlow Water Company and Gamble Village Water & Sewer Company) was organized in December, 1985 as a result of a spin-off by Pope & Talbot, Inc. (P&T) of certain of its assets. The Partnership is a successor to Pope & Talbot Development, Inc. and other P&T affiliates. P&T acquired its first timberlands in the Puget Sound area in 1853. The Partnership formed Ludlow Bay Realty in 1993, and ORM, Inc. and Olympic Resource Management LLC in 1997 which are wholly owned subsidiaries of the Partnership.

                        FINANCIAL INFORMATION ABOUT SEGMENTS.

     Segment financial information is presented in Note 11 to the Partnership's Financial Statements included with this report.

                          NARRATIVE DESCRIPTION OF BUSINESS.

     The Partnership operates in two primary industry segments, timberland resources and real estate development. The Partnership's largest segment, timberland resources, encompasses the growing and harvesting of timber. The Partnership's other segment, real estate development, consists of residential development and income-producing properties. All of the Partnership's operations are conducted within a 50-mile radius of Seattle, Washington. The following is a detailed description of each industry segment.

     TIMBERLAND RESOURCES.

     The Partnership's key asset is its tree farm of approximately 76,000 acres. Its principal operations consist of the growing of timber to its optimal harvest age, and the subsequent harvesting and marketing of timber and timber products to both domestic and Pacific Rim markets. The segment produced 65%, 65% and 73% of the Partnership's consolidated gross revenues in 1997, 1996 and 1995, respectively.

     The dominant timber species on the tree farm is Douglas fir. Douglas fir is classified as a softwood species, though its strength, flexibility and other physical characteristics make it generally preferable to other softwoods and hardwoods for the production of construction grade lumber and plywood. As of December 31, 1997, the Partnership estimates the tree farm's total merchantable softwood inventory volume to be 457 million board feet. This compares to inventory volumes of 470 and 486 million board feet at December 31, 1996 and 1995, respectively. Due to Washington State forest practice regulations that provide for limited clear-cut size, riparian management zones, wildlife leave trees, wetlands requirements and other harvest restrictions, the Partnership estimates that between 7 and 10% of the aforementioned volume is not available for harvest. The merchantable timber volume is accounted for by the Partnership's standing timber inventory system, which involves periodic statistical sampling of the timber (cruising) with annual adjustments made for estimated growth and the depletion of areas harvested.

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

     The second method in which timber is sold is through stumpage sales, where standing timber is sold on the stump to purchasers that in turn manage the harvesting and marketing of the wood. These operations are governed by provisions of the sales contract, and are closely monitored by management to ensure compliance with all regulatory and logging requirements. Stumpage sales are generally used in unique situations where returns can be improved through the involvement of outside parties.

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

     The Partnership's timber operations require forest management which primarily consists of reforestation, thinning of the timber to achieve optimal spacing after stands are established, and fertilization. During 1997, the Partnership planted 902,000 seedlings on 2,073 acres. This compares to 1996 and 1995 in which the Partnership planted 658,000 and 518,000 seedlings on 1,440 and 1,350 acres, respectively. Management's policy is to stay current on its reforestation program, returning all timberlands to productive status as soon as economically feasible following harvest.

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

     The tree farming activities are a year-round operation of the Partnership and presently employ nine full-time salaried employees, none of which is a member of a labor union.

     REAL ESTATE DEVELOPMENT.

     Real estate development consists of residential development and income-producing properties. Residential development consists of the sale of single-family homes, finished lots and undeveloped acreage. Income-producing properties consists of providing water and sewer services to properties in the Port Ludlow, Washington area; a marina, golf course, commercial shopping center and RV park operated by the Partnership; certain parcels leased to Pope & Talbot, Inc.; a restaurant/lounge and related facilities leased to Village Resorts, Inc. and operated by Derrig Hobart Enterprises, Inc. The golf, marina, resort and RV park business is seasonal, with the peak season beginning in May and running through September of each year. The Partnership holds a 50% interest in a joint venture partnership which completed construction of a 36-room inn in 1994.

     This segment produced 35% in 1997 and 1996 and 27% in 1996 of the Partnership's consolidated gross revenues.

     The principal activity of residential development consists of building residential dwellings and developing lots in Port Ludlow. This division's key asset is approximately 4,000 acres of land located in Western Washington, of which the focus for development is Port Ludlow. Port Ludlow is an active adult community on approximately 2,000 acres. Work is progressing on five remaining subdivisions in the partnership's Port Ludlow development. Progress in being made in activities ranging from permit approval to actual construction for the final 300 lots in this development.

     Other real estate development activities include Bremerton, Gig Harbor, Kingston, and Hansville. The 260-acre Bremerton project is all located within the city limits. About 60 acres will be devoted to an industrial park, while the remaining 200 acres are slated for residential dwellings. Preliminary project approval for the development was received in 1997 and marketing activities for the industrial park will commence in 1998.

     Gig Harbor, a suburb of Tacoma, is the site of a 320-acre mixed-use development consisting of 200 acres for residential development; 120 acres for a business park; and a site for a neighborhood commercial center. Preliminary environmental studies were completed in 1997 and the goal in 1998 is the installation of key infrastructure including water service and road construction.

     There are two on-going projects in Kitsap County, a 720-acre residential development in Kingston and a 200-acre residential development in Hansville. While significant progress has been made in the governmental entitlement process, final approval is currently stalled pending the outcome of an unrelated court case that will establish the appropriate zoning and development regulations applicable to projects pending throughout the County.

     The Partnership's land sales activities are closely associated with the management of its timber properties. After logging its timberlands, the Partnership has the option of reforesting the land, developing it for sale as improved property, or selling it in developed or undeveloped acreage tracts. Management continually evaluates timber properties in terms of their best economic use (i.e., whether to continue growing timber or reclassifying the properties for sale or development). As the Partnership reclassifies timber properties for sale or development, the Partnership may replace such timber properties with land purchases in more remote areas. Although the Partnership believes it has adequate land inventory for future development, additional properties may be purchased as they become available.

     The Partnership competes for property sales with other timber companies which are as large or larger than the Partnership and have substantial acreage for sale and development. Management believes location, price and terms of sale enable the Partnership to compete effectively in these markets.

     The real estate development segment's backlog of sales was approximately $926,900 as of December 31, 1997, all of which are expected to be closed in 1998. This compares to sales backlogs of $1,089,000 and $2,184,000 as of December 31, 1996 and 1995, respectively.

     Real estate development presently employs 30 full-time salaried employees and has in the past employed up to an additional 45 seasonal employees. No employee is a member of a labor union.

     Nonclassified assets and operations are composed of the Partnership's administrative office.

     The total number of employees not otherwise classified under a segment is 33, 26 of which are full-time salaried employees. No employee is a member of a labor union.

     On March 14, 1997, the Partnership's unitholders authorized the Partnership's launch of a new strategic initiative called the Investor Portfolio Management Business (IPMB). The vehicle for this initiative is Olympic Resource Management LLC (ORMLLC) which will seek investors interested in developing risk-diversified portfolios of timber and land. This business venture is expected to generate fee income through ORMLLC's services to large investors in acquiring, managing, and/or disposing of timberland investments.

     ORMLLC participated in recent timberland offerings in each of the three major geographic regions of the U.S., the northwest, southeast, and northeast. In December of 1997 ORMLLC won a contract with Hancock Timber Resource Group to manage over 500,000 acres of timber holdings in Washington, Oregon, and California.

     The amendment to the Limited Partnership Agreement allowing management to pursue the IPMB limited cumulative net expenditures from pursuing the IPMB to $5,000,000, including debt guarantees. As of December 31, 1997, the Partnership has spent approximately $1,500,000 pursuing IPMB opportunities.
The amendment further specifies that income from the IPMB will be split using a sliding scale allocation method, commencing with 80% to ORM Inc., a subsidiary of Pope Resources and 20% to Pope MGP, Inc, the managing general partner of the
Partnership.   The sliding scale allocation method will evenly divide income between ORM Inc. and Pope MGP once income reaches $7,000,000 in a fiscal year from the IPMB. As of December 31, 1997, the IPMB has generated no revenues.

     ITEM 2.   PROPERTIES.

     See the discussion of each segment under "Item 1. Business."

     ITEM 3.   LEGAL PROCEEDINGS.

     None.

     ITEM 4.   SUBMISSION OF MATTER TO A
            VOTE OF SECURITY HOLDERS .

     No matters were submitted to a vote of the Partnership's unitholders during the quarter ended December 31, 1997

                                       PART II

     ITEM 5.   MARKET FOR PARTNERSHIP'S UNITS
          AND RELATED SECURITY HOLDER MATTERS.

     The units are traded on both the Pacific Stock Exchange, Inc. and NASDAQ National Market System. The Partnership's units trade under the ticker symbols "PRP" (Pacific Stock Exchange) and "POPEZ" (NASDAQ). The following table sets forth the 1997-1996 quarterly range of high and low prices for the Partnership's units, as adjusted for the 5 for 1 unit split:


                           1997                      1996
                   ---------------------    ---------------------
                       High       Low         High        Low
                   ---------------------    ---------------------

 First Quarter       $  21.60 $  17.40       $  23.40    $  20.00

 Second Quarter      $  23.60 $  20.30       $  23.00    $  21.00

 Third Quarter       $  27.20 $  22.75       $  23.00    $  20.40

 Fourth Quarter      $  31.00 $  26.00       $  21.40    $  15.80


     The number of registered holders of record of the Partnership's units as of January 31, 1998 was 437.

     During 1997, cash distributions totaled $2,215,000, consisting of quarterly distributions of $.14, $.14, $.11, and $.10 per unit. The fourth quarter distribution of $.10 per unit was paid on January 15, 1998. During 1996, cash distributions totaled $3,706,000 consisting of two distributions of $.47 and $.35 per unit. All cash distributions are at the discretion of the Partnership's managing general partner, Pope MGP, Inc. The practice of the Partnership has been to make cash distributions only for the purpose of defraying the federal and state tax liability of unitholders on their flow-through share of Partnership net income and as approved from time to time by the managing general partner.

     Item 6.   SELECTED FINANCIAL DATA.

     The financial information set forth below for each of the years ending December 31, 1993 through 1997 is derived from the Partnership's audited financial statements. This information should be read in conjunction with the financial statements and related notes included with this report and previously filed with the Securities and Exchange Commission. Per unit amounts reflected below have been restated for the 5 for 1 unit split completed in 1997.


                                   (Thousands, except per unit data)
                        -----------------------------------------------------
                           1997       1996       1995       1994       1993
                        ---------  ---------  ---------  ---------  ---------

                        ---------  ---------  ---------  ---------  ---------
 TOTAL REVENUES         $  30,109  $  33,013  $  36,162  $  30,085  $  34,331
                        ---------  ---------  ---------  ---------  ---------

 INCOME FROM
 OPERATIONS             $   4,854  $   9,818  $  14,799  $  10,572  $  16,576
                        ---------  ---------  ---------  ---------  ---------

 NET INCOME             $   3,509  $   8,334  $  13,090  $   8,893  $  14,825
                        ---------  ---------  ---------  ---------  ---------

 NET INCOME PER
 PARTNERSHIP UNIT       $     .78  $    1.84  $    2.90  $    1.93  $    3.00
                        ---------  ---------  ---------  ---------  ---------

 TOTAL ASSETS           $  56,319  $  54,599  $  54,147  $  52,759  $  48,101
                        ---------  ---------  ---------  ---------  ---------

 LONG-TERM DEBT         $  14,048  $  14,403  $  17,717  $  25,451  $  24,343
                        ---------  ---------  ---------  ---------  ---------

 PARTNERS' CAPITAL      $  38,910  $  37,616  $  32,988  $  24,824  $  20,875
                        ---------  ---------  ---------  ---------  ---------


 DISTRIBUTION PER
 UNIT                   $     .49  $     .82  $    1.06  $     .71  $    1.13
                        ---------  ---------  ---------  ---------  ---------
                        ---------  ---------  ---------  ---------  ---------

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     This discussion should be read in conjunction with the Partnership's consolidated financial statements included with this report.

                                RESULTS OF OPERATIONS

TIMBERLAND RESOURCES

The Partnership harvested the following timber:



--------------------------------------------------------------------------------
  Year      Total         Softwood      Hardwood         Pulp        Stumpage
                          Sawlogs       Sawlogs          Logs
--------------------------------------------------------------------------------
         MMB   $/MB     MMB   $/MB    MMB   $/MB     MMB   $/MB    MMB   $/MB
          F      F       F      F      F     F        F     F       F      F
--------------------------------------------------------------------------------

  1997   33.2   583     24.7   701    1.3    456     7.2    219     -      -
  1996   31.6   664     23.4   808    1.3    477     6.9    209     -      -
  1995   38.0   682     26.2   848     .8    490     10.2   329     .8    551
--------------------------------------------------------------------------------



Timber log sale revenues totaled $19,486,000, $21,569,000, and $26,399,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

The Partnership sells its logs into the export and domestic markets. Indirect sales to the export market totaled 10.3, 12.3, and 13.1 million board feet of soft wood logs for 1997, 1996, and 1995, respectively.

Export demand for logs is directly affected by the demand from Asian countries. As nearly all of the Partnership's export logs are sold to Japan, the strength of the Japanese economy and the relative strength of the United States Dollar directly affect the demand for export logs. The log export market weakened through 1997 as the Japanese economy declined and the United States dollar strengthened relative to the Japanese yen resulting in a decrease of export sales in 1997. Sales to the export market totaled 42%, 57%, and 52% of total timber revenues for 1997, 1996, and 1995, respectively. Management anticipates that the weakness in the Japanese market will continue in the near term and that this weakness will continue to dampen Japanese demand for export logs from the U.S.

The Partnership's domestic demand for logs is directly affected by the level of construction activity on the west coast of the United States. Changes in general economic and demographic factors have historically caused fluctuations in housing starts. This affects demand for lumber and commodity wood prices which in turn drives the demand for logs. The average prices per MBF of domestic logs realized were $617, $615, and $620 for 1997, 1996 and 1995, respectively. Management anticipates that the U.S. economy may slow slightly in 1998 which is expected to reduce demand and price for both lumber and logs. Domestic prices may further weaken if the lowered export demand results in the diversion of log volumes from offshore destinations to domestic processing facilities.

A trend of sawmill closures and consolidation of lumber manufacturing capacity into larger facilities has prevailed throughout the U.S. for the last decade and is expected to continue into the near future. This trend has held true for the Partnership's operating region. The decline in log demand within the Partnership's market has been less than the reduction in the number of mills, and the Partnership has thus far been successful in finding replacement outlets for its domestic logs. The Partnership does not believe the decline in the number of domestic sawmills will materially impact its near-term operations.


REAL ESTATE DEVELOPMENT

Real estate development revenues for the years ended December 31, 1997, 1996, and 1995 were $10,623,000, $11,444,000 and $9,763,000, respectively. These revenues were derived from residential development and income-producing properties. Residential development consists of the sale of single-family homes, developed lots and undeveloped acreage. Income-producing properties consist of the water and sewer facilities providing service to properties in the Port Ludlow area; a marina, golf course, commercial center and RV park operated by the Partnership; the Port Gamble townsite and millsite; and a restaurant/lounge and related facilities leased to Village Resorts, Inc. and operated by Derrig Hobart Enterprises, Inc..

Revenue from residential development totaled $5,825,000, $6,914,000, and $5,693,000 for the years ended December 31, 1997, 1996, and 1995, respectively. Revenue in 1996 included the recognition of $544,000 of previously deferred revenue. The revenue was recognized in 1996 when a contract on a large parcel was paid. The Partnership's largest development is in Port Ludlow, Washington. During 1997, the Partnership's development at Port Ludlow generated revenues of $4,639,000 through the sale of 17 developed lots and 13 homes. This compares to 1996 sales of $4,946,000 for 8 developed lots, and 17 homes and 1995 sales of $4,163,000 for 26 developed lots and 14 homes. Revenue per sale depends on the quality and size of the home, features of the subdivision, and the location of the lot.

The Partnership's real estate development inventory includes a number of residential subdivisions encompassing a broad spectrum of prices in several locales. The Partnership continues to be in the planning and entitlement phases for several developments located in the West Puget Sound region. In 1997, the City of Bremerton approved the Partnership's request for preliminary planned unit development status on a 270 acre property, and increased the industrial portion to 60 acres. Construction of the off-site sewer at this site is completed and the Partnership is focusing on its marketing plan. With respect to other properties, the Partnership continues to work with officials in Gig Harbor regarding the development of a 320 acre mixed use project located within the Gig Harbor city limits. The Partnership's proposed Kingston residential development, consisting of 750 acres and 765 units awaits entitlements and utility infrastructure. On September 8, 1997, the Growth Management Hearings Board again invalidated Kitsap County's comprehensive plan, where Kingston is located. The Partnership will participate with other stakeholders within Kitsap County to revise the plan for resubmission to the State Hearings Board.

Revenue from income-producing properties totaled $4,798,000, $4,530,000, and $4,070,000 for the years ending December 31, 1997, 1996 and 1995, respectively. Management expects future revenues to continue to increase modestly. As of January 1, 1996, the Partnership assumed responsibility for managing the Port Gamble townsite which had been leased to Pope & Talbot, Inc. Management is presently studying alternatives to add value to Port Gamble's historic core and its upland property consisting of approximately 4,000 acres.

OTHER

Cost of sales as a percentage of sales were 44%, 43%, and 37% during 1997, 1996, and 1995, respectively. Cost of sales for the Partnership can fluctuate widely due to the various methods for selling timber and the basis of the land the Partnership sells.

Selling, general and administrative expenses were $11,942,000, $8,926,000 and $7,926,000 for the years ending December 31, 1997, 1996, and 1995, respectively. The increase in expenses is primarily due to the following: payroll and employee-related costs such as education, insurance, travel and entertainment; professional services related to computer technology to enhance our internal systems in order for us to remain competitive; expenses related to the proxy statement and unitholder vote held on March 14, 1997; and costs associated with the development of the investor portfolio management business.

Interest expense in 1997 is consistent with 1996 after a decline in the debt balance from 1995 to 1996. Interest income in 1997 has increased as a result of an increase in the balance of contracts receivable.

The Partnership is a 50% joint venture partner in a 36-room inn at Port Ludlow. The Partnership's share of joint venture losses were $337,000, $378,000 and $383,000 for the years of 1997, 1996, and 1995, respectively. Management is working with the Inn to improve occupancy and profitability.

On October 9, 1997, Pope Resources authorized the first-ever split of its partnership units. Unitholders of record as of October 31, 1997 received an additional 4 units for each unit then held. The split was intended to bring the units to a price level where they can be more easily traded in the marketplace, and to meet new Nasdaq listing requirements.

In June 1997, the FASB issued Statement of Financial Accounting Standard 131 "Disclosures about Segments of an Enterprise and Related Information," which changes the way public companies report information about operating segments. The Partnership will adopt Statement of Financial Accounting Standard 131 for the year ended December 31, 1998. This statement is based on the management approach to segment reporting. Management is in the process of evaluating the impact of SFAS 131 on the Partnership's financial statements.

LIQUIDITY AND CAPITAL RESOURCES

Funds generated internally through operations and externally through financing will provide the required resources for the Partnership's real estate development and capital expenditures. Management considers its capital resources to be adequate for its real estate development plans, both in the near-term and on a long-term basis. At December 31, 1997, the Partnership had available an unused $20 million bank loan commitment.

Management has considerable discretion to increase or decrease the level of logs cut and thereby may increase or decrease net income and cash flow assuming, of course, log prices and demand remain stable. Management's current plan is to harvest approximately 38 million board feet of timber in 1998. Since harvest plans are based on demand, price and cash needs, actual harvesting may vary subject to management's on-going review.

Cash provided by operating activities was $5,820,000 for the year ended December 31, 1997. Overall cash and cash equivalents increased by $209,000 in 1997. The cash generated was primarily used for cash payments to unitholders of $1,763,000, repayments of long-term debt of $333,000 and capital expenditures of $3,023,000, related to roads, reforestation, infrastructure, and equipment. In 1996 cash provided by operating activities was $12,330,000 and was used primarily for debt repayments of $3,289,000, unitholder distributions totaling $3,706,000, and capital and land expenditures of $2,156,000. In 1995, cash provided by operating activities generated $17,040,000 and was primarily used for debt repayments of $7,663,000, capital expenditures of $3,424,000, and unitholder distributions totaling $4,790,000.

The practice of the Partnership has been to make cash distributions only for the purpose of defraying the federal and state tax liability of unitholders on their flow-through share of Partnership net income and as approved from time to time by the managing general partner. The partnership plans to continue making quarterly partnership distributions during 1998.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES





                                   POPE RESOURCES

                           A DELAWARE LIMITED PARTNERSHIP




                    YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

                    POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

                     YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995







                                      CONTENTS




                                                                            Page

Independent auditors' report                                                15

Consolidated financial statements:

Balance sheets                                                              16

Statements of income                                                        17

Statements of cash flows                                                    18

Notes to financial statements                                               19

                             INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Unitholders
Pope Resources, A Delaware Limited Partnership
Poulsbo, Washington


We have audited the accompanying consolidated balance sheets of Pope Resources, A Delaware Limited Partnership and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pope Resources, A Delaware Limited Partnership and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.




DELOITTE & TOUCHE LLP
Seattle, Washington
January 30, 1998


                    POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

               CONSOLIDATED BALANCE SHEETS - DECEMBER 31, 1997 AND 1996
                                     (Thousands)
                                        ASSETS

Current assets:                                    1997           1996
                                              ---------      ---------
      Cash and cash equivalents               $   3,950      $   3,741
      Accounts receivable                           680            517
      Work in progress                           10,072         10,522
      Contracts and construction
        loans receivable                          1,433          1,251
      Prepaid expenses and other                    364            317
                                              ---------      ---------
          Total current assets                   16,499         16,348

Properties and equipment, at cost:
    Land and land improvements                   15,028         15,047
    Roads and timber, net of
    accumulated depletion of $8,090
        and $7,528                               11,067         11,030
    Buildings and equipment, net of
      accumulated depreciation
        of $12,029 and $10,961                   10,944          9,600
                                              ---------      ---------
                                                 37,039         35,677


Other assets:
    Contracts receivable, net of
      current portion, including related
      party receivable of $271 in 1997
      and $261 1996                               1,877          1,561
    Unallocated amenities and project costs         847            936
    Other                                            57             77
                                              ---------      ---------
                                                  2,781          2,574
                                              ---------      ---------
                                              $  56,319      $  54,599
                                              ---------      ---------
                                              ---------      ---------


                          LIABILITIES AND PARTNERS' CAPITAL

Current liabilities:
     Accounts payable                         $     852      $     692
     Distribution payable                           452
     Accrued liabilities                            947            586
     Current portion of long-term debt              351            325
     Deposits                                        82            110
                                              ---------      ---------
          Total current liabilities               2,684          1,713

Deficit in investment in joint venture              160            316
Long-term debt, net of current portion           14,048         14,403
Other long-term liabilities                         275            275
Deferred profit on contracts receivable             242            276
Commitments and contingencies (Notes 7 and 8)

Partners' capital:
  General Partners' capital                         519            506
  Limited Partners' capital                      38,391         37,110
                                              ---------      ---------
Total Partners' capital                          38,910         37,616
                                              ---------      ---------
                                              $  56,319      $  54,599
                                              ---------      ---------
                                              ---------      ---------

                   See notes to consolidated financial statements.

                    POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

                          CONSOLIDATED STATEMENTS OF INCOME

                     YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                          (Thousands, except per unit data)






                                                       1997           1996           1995
                                                   ---------------------------------------
Revenues                                          $  30,109      $  33,013      $  36,162
Cost of revenues                                    (13,313)       (14,269)       (13,437)
Selling, general and administrative expenses        (11,942)        (8,926)        (7,926)
                                                   ---------------------------------------
     Income from operations                           4,854          9,818         14,799
                                                   ---------------------------------------

Other income (expense):

Interest expense                                     (1,421)        (1,388)        (1,712)

Interest income                                         413            282            386

Equity in losses of joint venture                      (337)          (378)          (383)
                                                   ---------------------------------------
                                                     (1,345)        (1,484)        (1,709)
                                                   ---------------------------------------
Net income                                        $   3,509      $   8,334      $  13,090
                                                   ---------------------------------------
                                                   ---------------------------------------

Net income:

     Allocable to general partners                $      35      $      83      $     131

     Allocable to limited partners                    3,474          8,251         12,959
                                                   ---------------------------------------
                                                   ---------------------------------------
                                                  $   3,509      $   8,334      $  13,090
                                                   ---------------------------------------
                                                   ---------------------------------------

Net income per partnership unit                   $     .78       $   1.84      $    2.90
                                                   ---------------------------------------
                                                   ---------------------------------------


                   See notes to consolidated financial statements.

                    POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                     YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995
                                     (Thousands)





                                                      1997           1996           1995
                                                   ---------------------------------------
Cash flows from operating activities:
Cash received from customers                      $  29,371      $  33,523      $  37,422
Cash paid to suppliers and employees                (22,575)       (20,078)       (19,061)
Interest received                                       428            302            399
Interest paid, net of amounts capitalized            (1,404)        (1,417)        (1,720)
                                                   ---------------------------------------
     Net cash provided by operating activities        5,820         12,330         17,040
                                                   ---------------------------------------
Cash flows from investing activities:
    Capital expenditures                             (3,023)        (2,156)        (3,424)
    Joint venture investment                           (492)          (425)          (140)
                                                   ---------------------------------------
      Net cash used in investing activities          (3,515)        (2,581)        (3,564)
                                                   ---------------------------------------
Cash flows from financing activities:
 Cash distributions to unitholders                   (1,763)        (3,706)        (4,790)
 Repayments of long-term debt                          (333)        (3,289)        (7,663)
 Purchase of partnership units                         (136)
                                                   ---------------------------------------
   Net cash used in financing activities             (2,096)        (6,995)       (12,589)
                                                   ---------------------------------------
 Net increase (decrease) in cash and cash
        equivalents                                     209          2,754            887
Cash and cash equivalents:
 Beginning of year                                    3,741            987            100
                                                   ---------------------------------------
 End of year                                      $   3,950      $   3,741      $     987
                                                   ---------------------------------------
                                                   ---------------------------------------
 Reconciliation of net income to net
    cash provided by operating activities:
    Net income                                    $   3,509      $   8,334      $  13,090
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Cost of land and timber sold                         306          1,192            133
   Land resale expenditures                            (288)          (106)          (461)
   Depreciation and depletion                         1,647          1,458          1,559
    Loss on equity in joint venture                     337            378            383
   Deferred profit                                      (34)          (511)            27
 Increase (decrease) in cash from changes in
  operating accounts:
   Accounts receivable                                 (163)           530            125
   Work in progress                                     539            912            575
   Contracts receivable                                (498)           566          1,067
   Accounts payable and accrued liabilities             521           (272)           261
   Deposits                                             (28)           (56)            54
   Other, net                                           (28)           (95)           227
                                                   ---------------------------------------
 Net cash provided by operating activities        $   5,820      $  12,330      $  17,040
                                                   ---------------------------------------
                                                   ---------------------------------------


                   See notes to consolidated financial statements.

                    POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

1.  Summary of significant accounting policies:

Nature of Operations:

     Pope Resources, A Delaware Limited Partnership (the "Partnership"), is a publicly-traded limited partnership engaged principally in tree farming operations and real estate development in Western Washington. Tree farming operations include the sale of logs, and the selling of standing timber under cutting contracts or other arrangements. Real estate development includes the sale of single-family homes, finished lots and undeveloped acreage, and various commercial operations.

     The partnership is currently developing an investment portfolio management business (IPMB). The vehicle for this business is Olympic Resource Management LLC (ORMLLC). The business is expected to acquire and/or manage properties for third party land owners and institutional investors. The amendment to the Limited Partnership Agreement allowing management to pursue the IPMB limited cumulative net expenditures from pursuing the IPMB to $5,000,000, including debt guarantees. As of December 31, 1997, the Partnership has spent approximately $1,500,000 pursuing IPMB opportunities. The amendment further specifies that net income from the IPMB will be split using a sliding scale allocation method, commencing with 80% to ORM, Inc., a subsidiary of Pope Resources, and 20% to Pope MGP, Inc, the managing
     general partner of the Partnership.   The sliding scale allocation method
     will allocate income evenly between ORM, Inc. and Pope MGP once net income reaches $7,000,000 in a fiscal year from the IPMB. As of December 31, 1997, the IPMB has not generated revenues.


Principles of consolidation:

     The consolidated financial statements include the accounts of the Partnership and its wholly-owned subsidiaries, ORM, Inc., Olympic Resource Management LLC, Ludlow Water Company, Ludlow Bay Realty and Gamble Village Water and Sewer Company. Significant intercompany balances and transactions have been eliminated in consolidation.

Use of estimates in financial statements:

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

Work in progress:

      Work in progress consists of land and direct development costs, including capitalized interest, of lots and dwellings which are completed or are expected to be substantially completed and available for sale in the upcoming year and are recorded at the lower of cost or net realizable value.

Contracts receivable:

      The Partnership sells land parcels under contracts requiring a minimum cash down payment of twenty percent and having financing terms of up to eight years at interest rates of ten percent. The Partnership reduces credit risk on contracts through collateral on the underlying land and down payment requirements.

                   POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

                    YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


Summary of significant accounting policies (continued):


     Principal payments on contracts receivable for the next five years are due as follows:


                                  (Thousands)
                                  -----------
                         1998                     $155
                         1999                      183
                         2000                      146
                         2001                      448
                         2002                      125


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

     When facts and circumstances indicate the carrying value of properties may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the property to the projected future cash flows. Upon indication that the carrying value of such assets may not be recoverable, the Partnership would recognize an impairment loss by a charge against current operations.

Revenue recognition:

     Revenue on timber sales is recorded when title and risk of loss passes to the buyer. Revenue on real estate sales is recorded on the date the sale closes. The Partnership uses the installment method of accounting for real estate sales transactions until 20% to 25% of the contract sales value has been collected, at which time the full accrual method of accounting is used.

Income per partnership unit:

     Income per partnership unit is computed using the weighted average number of units outstanding during each year (4,519,470 units in 1997 and 1996, and 4,519,565 units in 1995). There were 4,519,470 units outstanding at December 31, 1997 and 1996. All unit numbers were adjusted to reflect the 5 for 1 stock split to owners of record on October 31, 1997. The unit options outstanding had no dilutive impact to net income per Partnership unit.

                   POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

                    YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

Summary of significant accounting policies (continued):

Statement of cash flows:

     The Partnership considers all highly-liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents. Non-cash investing activities include a transfer of $287,000 to work in progress during 1995.

Reclassifications:

     Certain reclassifications have been made to the prior years' financial statements to conform with the current year's presentation.

New Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard 131 "Disclosures about Segments of an Enterprise and Related Information," which changes the way public companies report information about operating segments. The Partnership will adopt SFAS 131 for the year ended December 31, 1998. This statement is based on the management approach to segment reporting. Management is in the process of evaluating the impact of SFAS 131 on the Partnership's financial statements.

2.  Income taxes:

     The Partnership is not subject to income taxes. Instead, each partner is taxed on their share of the Partnership's taxable income, whether or not distributed.

The following schedule reconciles net income reported for financial statement purposes to consolidated taxable income:




            (Thousands)                              1997                 1996           1995
-----------------------------------------------------------------------------------------------------
Net income per financial statements                 $  3,509            $  8,334           $  13,090
Difference in reporting depreciation                    (163)                (37)               (104)
Cost basis of land, timber and homes sold                 29                 175                 269
Difference in reporting depletion                       (116)                (27)               (130)
Deferred profit from differences in the use of the
       installment method                               (129)                326                 315
 Other, net                                                1                   4                 292
                                                    -------------------------------------------------
 Consolidated taxable income                        $  3,131            $  8,775           $  13,732
                                                    -------------------------------------------------
                                                    -------------------------------------------------


                   POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

                    YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

3. Long-term debt:

Long-term debt at December 31 consisted of:


          (Thousands)                                   1997                1996
------------------------------------------------------------------------------------
 Mortgage note payable to an insurance company
   with interest at 9.65%,
   collateralized by timberlands, with a
   minimum monthly payment of $136,000,
   maturing May 2022                               $  13,935            $ 14,212
 Local improvement district assessments, with
   interest ranging from 6.5% to 10%, due
   through 2009                                          464                 516
                                                   ---------------------------------
                                                      14,399              14,728
 Less current portion                                    351                 325
                                                   ---------------------------------
                                                   $  14,048           $  14,403
                                                   ---------------------------------
                                                   ---------------------------------

     The Partnership has a $20 million revolving term loan agreement. There was no balance outstanding on the agreement as of December 31, 1997 and 1996. The maximum available borrowings are reduced by $10 million on September 30, 2000 and the agreement expires on September 30, 2001.

     The Partnership debt agreements contain certain financial statement ratio covenants and have tangible net worth requirements for which the Partnership is in compliance as of December 31, 1997. The minimum net worth requirements for the bank and the insurance company notes were $32,975,000 as of December 31, 1997. The net worth requirements increase each year by a percentage of the current year's net income. The mortgage note payable also includes debt repayment provisions in the event of timber harvests in excess of specified amounts.

     Principal payments on long-term debt for the next five years are due as follows:


                                       (Thousands)
                                        ---------
                              1998                    $351
                              1999                     382
                              2000                     411
                              2001                     448
                              2002                     489

4. Fair value of financial instruments:

     The Partnership's financial instruments include cash and cash equivalents, accounts receivable, contracts receivable, and variable rate debt, for which the carrying amount of each approximates fair value. The fair value of contracts receivable was determined based on current yields for similar contracts. The fair value of fixed rate debt having a carrying value of $14,399,000 and $14,728,000, has been estimated based on current interest rates for similar financial instruments and totals $15,796,000 and $15,350,000 as of December 31, 1997 and 1996, respectively.

5. Partners' capital:

     The general partners of the Partnership are Pope MGP, Inc. and Pope EGP, Inc. Allocations of partner distributions and net income are based on units held.

                   POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

                    YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


5.   Partners' capital: (Continued)

The following presents the partners' capital account activity for the three years ended December 31, 1997:



                                                  (Thousands)
                                        General     Limited
                                        Partners    Partners         Total
                                       ----------------------------------------
 January 1, 1995                       $  392      $  24,432      $  24,824
 Repurchase of 8,500 units                              (136)          (136)
 Distributions                            (63)        (4,727)        (4,790)
 Net income                               131         12,959         13,090
                                       ----------------------------------------
 December 31, 1995                     $  460      $  32,528      $  32,988
 Distributions                            (37)        (3,669)        (3,706)
 Net income                                83          8,251          8,334
                                       ----------------------------------------
 December 31, 1996                     $  506      $  37,110      $  37,616
 Distributions                            (22)        (2,193)        (2,215)
 Net income                                35          3,474          3,509
                                       ----------------------------------------
 December 31, 1997                     $  519      $  38,391      $  38,910
                                       ----------------------------------------
                                       ----------------------------------------

     Distributions in 1997 include $.10 per Partnership unit paid January 15, 1998.

6. Unit Option Plan

     The Partnership's 1997 Unit Option Plan authorized the granting of nonqualified unit options to employees, officers, and directors of the Partnership. A total of 300,000 units have been reserved for issuance under the plan, of which 42,500 were granted during 1997 at a strike price of $20 per unit. Unit options are granted at prices not less than the fair value of the limited partnership units on the date of the grant. The options generally become exercisable over a four year period and have a maximum term of 10 years. No options were exercisable at December 31, 1997.

                   POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

                    YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

6. Unit Option Plan (continued)

     The Partnership accounts for unit-based compensation in accordance with APB Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES. Accordingly, compensation cost for unit options is measured as the excess, if any, of the fair value of the Partnership's units at the date of grant over the amount an employee must pay to acquire the unit. No compensation expense has been recognized on original grants of unit options, which have all had an exercise price not less than the fair value of the Partnership's unit price on the date of the grant. Had compensation expense for unit option grants been recognized based on the fair value at the grant date consistent with the method described in SFAS No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION, the Partnership's net income would not have been materially affected.


7. Employee benefits:

     Full-time salaried employees with one year of service are eligible to receive benefits under a defined contribution plan. The Partnership is required to contribute 3% of eligible employee compensation into the plan, which amounted to $60,000, $49,000, $48,000 for December 31, 1997, 1996,
     and 1995, respectively. The Partnership also accrued $181,000 in 1995 related to a supplemental retirement plan for a key employee.

8. Commitments:

     In the ordinary course of business, and as part of the entitlement and development process, the Partnership is required to provide performance bonds and letters of credit to assure completion of certain public facilities. The Partnership had performance bonds and letters of credit outstanding totaling $712,000 and $1,821,000 at December 31, 1997 and 1996, respectively.

9. Joint Venture

     In 1994, the Partnership entered into a joint venture, as 50% owner, to develop and manage a real estate investment property. The Partnership's share of joint venture losses have been accounted for using the equity method of accounting and, as of December 31, 1997 and 1996, exceed the Partnership's capital investment. Such excess has been recorded as a liability as the Partnership is a joint and several guarantor with its partner of joint venture debt obligations, which amount to $5,182,000 and $5,750,000 as of December 31, 1997 and 1996, respectively.

                    POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

                    YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


10. Related party and major customer transactions:

       Pope MGP, Inc. is the managing general partner of the Partnership and receives an annual fee of $150,000.

       A director of Pope MGP, Inc. is also a director of Pope & Talbot, Inc. (P&T). In 1997 the Partnership received lease payments of $75,000 from P&T for lease of a log dump site at Port Gamble, Washington. Under an agreement between P&T and the Partnership which expired on December 31, 1995, P&T managed the townsite of Port Gamble and a log dump at Port Ludlow for an annual fee of $175,000.

       A former director of Pope MGP, Inc. was a managing director of MRGC and is its President and Chief Executive Officer and a director of Merrill & Ring, Inc. MRGC was 50%-owned by Merrill & Ring, Inc. Such individual served as a director of Pope MGP, Inc. during 1995. During the year ended December 31, 1995, the Partnership paid $268,000 for fees and commissions related to export timber sales through MRGC which totaled $4,389,000.

       In 1996, the Partnership sold one of its residential homes at Port Ludlow, Washington to Gary F. Tucker, a Director, President, and CEO of Pope MGP, Inc. in connection with his relocation and employment by Pope MGP. The Partnership holds Mr. Tucker's promissory note for a portion of the purchase price with a balance of $271,000 and $261,000 at December 31, 1997 and 1996, respectively. The note bears interest at 6.48% and requires interest-only payments until maturity in 2001.

       The partnership contracts with a company which is owned by a relative of the President and Chief Executive Officer to direct the Partnership's outreach acquisition program, including location of potential property and negotiation of acquisition terms for property to be included in investor portfolios. The partnership paid $102,000 to the company during 1997. The President and Chief Executive Officer has no ownership interest in the Company.

       The Partnership had a note receivable from an individual participating with the Partnership in a joint venture to develop and manage real estate. The balance of the note receivable was $224,000 and $106,000 at December 31, 1997 and 1996, respectively

       Major customers in 1997 include two customers with timber sales of $4,475,000 and $2,663,000, respectively. Major customers in 1996 include two customers with timber sales of $6,312,000 and 3,723,000. Sales to a major customer in 1995 were to a related party, as described above.

                   POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

                    YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


11.  Segment information:

       The Partnership's operations are classified into two segments: timberland resources and real estate development. Identifiable assets are those used exclusively in the operations of each industry segment or those allocated when used jointly. Non-allocable assets of the Partnership include cash, accounts receivable, certain prepaid expenses and the Partnership's administrative office. Details of the Partnership's operations by business segment for the years ended December 31 were as follows:




 (Thousands)                                            Timberland     Real Estate
                                                         Resources     Development  Administrative   Consolidated
-----------------------------------------------------------------------------------------------------------------
           1997
 Revenues                                               $  19,486      $  10,623                     $  30,109
 Income (loss) from operations                             10,151           (727)     $  (4,570)         4,854
 Depreciation and depletion                                   573            763            311          1,647
 Identifiable assets                                       16,015         33,515          6,789         56,319
 Capital and land expenditures                                719            769          1,884          3,372

           1996
 Revenues                                               $  21,569      $  11,444                     $  33,013
 Income (loss) from operations                             13,650            (77)     $  (3,755)         9,818
 Depreciation and depletion                                   505            800            153          1,458
 Identifiable assets                                       15,947         33,178          5,474         54,599
 Capital and land expenditures                                490          1,249            526          2,265

           1995
 Revenues                                               $  26,399       $  9,763                     $  36,162
 Income (loss) from operations                             18,087           (904)     $  (2,384)        14,799
 Depreciation and depletion                                   592            842            125          1,559
 Identifiable assets                                       17,414         32,648          4,085         54,147
 Capital and land expenditures                              2,555          1,265             70          3,890


     Sales to the export market which primarily are indirect were $8,200, $12,300 and $13,700 for 1997, 1996, and 1995, respectively.

                   POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

                    YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995


12. Quarterly financial information (unaudited):

                                                      Income/(loss)               Net Income/(loss)
(Thousands, except                                       from         Net Income        per
per unit data)                           Revenues     Operations       /(loss)    Partnership unit
--------------------------------------------------------------------------------------------------
1997
First quarter                           $  7,080       $  2,045       $  1,683         $  .37
Second quarter                             7,526          1,086            739            .16
Third quarter                              8,591          2,017          1,761            .39
Fourth quarter                             6,912           (294)          (674)          (.14)

1996
First quarter                           $  9,139       $  4,344       $  3,894         $  .86
Second quarter                             9,282          3,560          3,209            .71
Third quarter                              8,676          2,220          1,916            .42
Fourth quarter                             5,916           (306)          (685)          (.15)

1995
First quarter                           $  7,350       $  2,818       $  2,395         $  .53
Second quarter                            11,437          5,609          5,289           1.17
Third quarter                              8,053          3,029          2,722            .60
Fourth quarter                             9,322          3,343          2,684            .60


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

     The following table identifies the directors of Pope MGP, Inc. as of December 31, 1997. The Partnership has no directors. Officers of Pope MGP, Inc. hold identical offices with the Partnership.


Name                                   Age                                    Position and Background
--------------------------------       ---                  ------------------------------------------------------------------------
Adolphus Andrews, Jr. (1), (2)         75                   Director; President of Andrews Associates, Inc., 1981 to present.

Peter T. Pope (1), (2)                 63                   Director; President, CEO and Chairman of the Board of Pope & Talbot,
                                                            Inc., 1971 to present.

Gary F. Tucker (3)(4)                  62                   Director; President and CEO of Pope MGP, Inc. and the Partnership since
                                                            December 1995; President of Trees Inc., June 1989 to December 1995; Vice
                                                            President Resources of Plum Creek Timber Company, Inc., March  1984 to
                                                            May 1989.

Marco F. Vitulli (4)                   63                   Director; President, Vitulli Ventures Ltd., 1980 to present.

Douglas E. Norberg (2)                 57                   Director; President, Wright Runstad & Company, 1975 to present.

David Cunningham (3)                   51                   Vice President Public Affairs, since June 1996, Vice President Land Use from December 1985 to June 1996 of Pope MGP, Inc. and the Partnership;
                                                            Planning Director, Pope & Talbot Development, Inc., July 1978 to
                                                            December 1985.

Thomas R. Gilkey (3)                   51                   Senior Vice President Timberland and Acquisitions since January 1997 of
                                                            Pope MGP, Inc. and the Partnership. Private consultant from January 1994 to December 1996.  Executive Vice President, The Campbell Group 1987 to
                                                            1994.  Timberland Division Manager of Crown Zellerbach 1974 to 1987.

Meredith R. Green (3)                  38                   Vice President Finance and Treasurer since December 1997, Controller and
                                                            Treasurer from January 1997 to December 1997 of Pope MGP, Inc. and the
                                                            Partnership.  Controller of Trillium Corporation from October 1995 to
                                                            December 1996; Controller of Fiberchem/Hanna Resin Distribution from
                                                            December 1989 to October 1995; Emerging Business Consultant with Ernst and Young from September 1986 to December 1989.


Thomas A. Griffin (3)                  40                   Vice President Income Properties from June 1996, Treasurer and
                                                            Controller from  November 1991 to June 1996, and Controller from March
                                                            1989 to October 1991, and Assistant Controller May 1988 to February 1989
                                                            of Pope MGP, Inc. and the Partnership; Property Manager of Wood
                                                            Associates, January 1986 to April 1988; Controller of Vestar, January
                                                            1984 to January 1986

Craig L. Jones (3)                     43                   Senior Vice President General Counsel and Secretary since September 1996 of Pope MGP, Inc. and the Partnership.  Private law practice from 1981 to 1996.

Gregory M. McCarry (3)                 48                   Senior Vice President Real Estate since June 1996, Vice President
                                                            Development from November 1987 to June 1996 of Pope MGP, Inc. and the
                                                            Partnership; owner of Pace Builders, 1986 to November 1987; Treasurer of
                                                            Security Resources, Inc., from 1983 to 1986

Dave Nunes (3)                         36                   Vice President Portfolio Development since December 1997, Director of
                                                            Portfolio Development from April 1997 to December 1997 of Pope MGP,
                                                            Inc. and the Partnership; Strategic Planning Director of Weyerhaeuser
                                                            Company from June 1988 to April 1997.

Thomas M. Ringo (3)                    44                   Senior Vice President Finance and Client Relations since June 1996, Vice
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


(1)  Mr. Pope is the first cousin of Emily T. Andrews, Mr. Andrews' wife.
(2)  Terms expire December 31, 1998.
(3)  Term as an officer expires December 31, 1998.
(4)  Term as a director expires December 31, 1999.

     ITEM 11.  EXECUTIVE COMPENSATION.

     The following table sets forth certain information concerning the cash compensation paid to each of the five most highly compensated executive officers of the Partnership.


                              SUMMARY COMPENSATION TABLE

--------------------------------------------------------------------------------

                                 Annual Compensation
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

        Name and                                      Other         All Other
        Principal             Salary     Bonus        Annual      Compensation
        Position      Year     ($)      ($)(1)     Compensation      ($)(3)
                                                      ($)(2)
--------------------------------------------------------------------------------
 Gary F. Tucker
 CEO & President      1997   252,000    100,000                            4,800
                      1996   240,000    110,000
--------------------------------------------------------------------------------
 Greg McCarry         1997   144,581     44,400                            4,800
 Sr. V.P. Real        1996   136,048     50,000                            4,363
 Estate               1995   132,400     60,500                            4,500
--------------------------------------------------------------------------------
 Craig Jones          1997   141,750     80,500                            4,800
 Sr. V.P. General     1996    45,000     20,000
 Counsel(4)
--------------------------------------------------------------------------------
 Thomas M Ringo       1997   130,000     45,600                            4,800
 Sr. V.P. Finance     1996   107,925     50,000                            3,960
 and Client Relations 1995   100,850     21,000                            3,510
--------------------------------------------------------------------------------
 Thomas Gilkey        1997   130,000     73,700                            4,800
 Sr. V.P. Timber
 & Acquisitions
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------


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

(3)  Amounts represent contributions to the Partnerships 401(k) plan.

(4) Mr. Jones was hired as the Partnership's Sr. V.P. General Counsel in September, 1996.

COMPENSATION PURSUANT TO UNIT OPTIONS

During 1997 unit options were issued at the unit market value as follows:


                                                                                                              Potential
                                                                                                         Realizable Value at
                                                                                                            Assumed Annual
                                                                                                         Rates of Stock Price
                                                                                                             Appreciation
                                                                                                            For Option Term
-----------------------------------------------------------------------------------------------------------------------------------
                                                        % of Total
                                     Number             Options Granted
                                     Securities         to Employees in
                                     Underlying         Fiscal Year      Exercise   Expiration Date
Name                                 Options                             Price                          5%                  10%
-----------------------------------------------------------------------------------------------------------------------------------
Gary F. Tucker
CEO & President                      15,000 (1)         35%              20         3/14/07          $150,000             $300,000

Greg McCarry
Sr. V.P. Real Estate                  3,750 (1)          9%              20         3/14/07            37,500               75,000

Craig Jones
Sr. V.P. General Counsel              3,750 (1)          9%              20         3/14/07            37,500               75,000

Thomas M. Ringo
Sr. V.P. Finance                      3,750 (1)          9%              20         3/14/07            37,500               75,000
and Client Relations

Thomas Gilkey
Sr. V.P. Timber &                     3,750 (1)          9%              20         3/14/07            37,500               75,000
Acquisitions
-----------------------------------------------------------------------------------------------------------------------------------


     (1) Options granted vest annually over four years. As of December 31, 1997, there were no vested unit options.

          COMPENSATION OF DIRECTORS.

     Compensation of the directors of Pope MGP, Inc. consisted of a monthly fee of $1,500 plus a $1,000 per day fee for each board meeting attended.


          EMPLOYEE BENEFIT PLANS.

     Full-time salaried employees with one year of service are eligible to receive benefits under a defined contribution plan. The Partnership is required to contribute 3% of eligible employee compensation into the plan, which amounted to $60,000, $49,000, and $48,000 for each of the three years ended December 31, 1997. Employees become fully vested over a six year period in the Partnership's contribution.

     The Partnership has a supplemental retirement plan for a retired key employee. The plan provides for a retirement income of 70% of the employee's base salary at retirement after taking into account both 401(k) and social security benefits. The Partnership accrued $181,000 for this benefit in 1995.

Item 12.       SECURITY OWNERSHIP OF CERTAIN
               BENEFICIAL OWNERS AND MANAGEMENT.

               PRINCIPAL UNITHOLDERS.

     As of December 31, 1997, the following persons were known or believed by the Partnership to be the beneficial owners of more than five percent (5%) of the outstanding Partnership units:


  Title of        Name and Address of             Amount and Nature of         Percent
   Class           Beneficial Owner             Beneficial Ownership (1)       of Class
---------------------------------------------------------------------------------------
Units          Private Capital Management, Inc.        1,321,266       (2)        29.2
               3003 Tamiami Trail North
               Naples, FL   33940

Units          Emily T. Andrews                          557,100       (3)        12.3
               600 Montgomery Street
               35th Floor
               San Francisco, CA  94111

Units          Peter T. Pope                             314,345       (4)         7.0
               1500 S.W. 1st Avenue
               Portland, OR   97201

(1) Each beneficial owner has sole voting and investment power unless otherwise indicated.

(2) Private Capital Management, Inc. is an investment adviser shown registered under the Investors Advisers Act of 1940. Units are held in various accounts managed by Private Capital Management, Inc. which shares dispositive powers as to those units.

(3) Includes 1,090 units owned by her husband, Adolphus Andrews, Jr. as to which she disclaims beneficial ownership. Also includes a total of 60,000 units held by Pope MGP, Inc. and Pope EGP, Inc., as to which she shares voting and investment power.

(4) Includes 53,420 units held in trust for his children. Also includes a total of 60,000 units held by Pope MGP, Inc., and Pope EGP, Inc., as to which he shares investment and voting power.

MANAGEMENT.

     As of December 31, 1997, the beneficial ownership of the Partnership units of (I) the general partners, (II) the directors of the Partnership's general partners, and (III) the Partnership's general partners, directors and officers of the Partnership as a group was as follows:


                                                                             Amount and Nature of
                                                                            Beneficial Ownership         Percent of Class
Name                            Position and Offices                                 (1)
-------------------------------------------------------------------------------------------------------------------------
Adolphus Andrews, Jr.           Director, Pope MGP, Inc. and Pope EGP,            557,100   (2)                12.3
                                Inc. (3)

Peter T. Pope                   Director, Pope MGP, Inc. and Pope EGP,            314,345   (4)                 7.0
                                Inc. (5)

Pope EGP, Inc.                  Equity General Partner                             54,000                       1.2

Pope MGP, Inc.                  Managing General Partner                            6,000                        *
Marco Vitulli                   Director, Pope MGP, Inc.                            1,000                        *

Douglas Norberg                 Director, Pope MGP, Inc.                            2,250                        *

Thomas M. Ringo                 Senior Vice President Finance, Pope MGP,              500                        *
                                Inc. and the Partnership

All general partners, directors and officers of general partners, and             815,195  (6)                 18.0
officers of the Partnership as a group (11 individuals and 2 partners)


* Less than 1%

(1) Each beneficial owner has sole voting and investment power unless otherwise indicated.

(2) Includes 499,510 units as to which he shares investment and voting power. Also includes units owned by Pope MGP, Inc. or Pope EGP, Inc., as to all of which he disclaims beneficial ownership. See footnote (3) under "Principal Unitholders."

(3)  Mr. Andrews is also Vice President of Pope EGP, Inc.

(4)  See footnote (4) under "Principal Unitholders."

(5)  Mr. Pope is also President of Pope EGP, Inc.

(6)  For this computation, the 60,000 units held by Pope MGP, Inc. and Pope
     EGP, Inc. are excluded from units beneficially owned by Mr. Pope and Mr. Andrews. All of the outstanding stock of Pope MGP, Inc. and Pope EGP, Inc. is owned by Mr. Pope and Mr. Andrews' wife, Emily T. Andrews.

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

     In 1996, the Partnership sold one of its residential homes at Port Ludlow, Washington to Gary F. Tucker, a Director, President, and CEO of Pope MGP, Inc. in connection with his relocation and employment by Pope MGP, Inc. The Partnership holds Mr. Tucker's promissory note for a portion of the purchase price which has a principal balance of $271,000 bears interest at 6.48% per annum, requires interest-only payments and matures in 2001

     The Partnership contracts with a company, which is owned by a relative of Gary F. Tucker to direct the Partnership's outreach acquisition program, including location of potential property and negotiation of acquisition terms for property to be included in investor portfolios. During the last fiscal year, the Partnership paid fees totaling $102,000 for services provided by the company. Mr. Tucker has no ownership interest in the company.

                                       PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
          AND REPORTS ON FORM 8-K.

     (a)  FINANCIAL STATEMENTS.                                          Page

               Financial Statements: . . . . . . . . . . . . . . . . . . .11
               Independent auditor's report. . . . . . . . . . . . . . . .13
               Consolidated Balance Sheets . . . . . . . . . . . . . . . .14
               Consolidated Statements of Income . . . . . . . . . . . . .15
               Consolidated Statements of Cash Flows . . . . . . . . . . .16
               Notes to Consolidated
                Financial Statements . . . . . . . . . . . . . . . . 17 - 24

     (b)  REPORTS ON FORM 8-K.

          No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1997.

     (c)  EXHIBITS.

          3.1    Partnership's Certificate of Limited Partnership. (1)

          3.2 Partnership's Limited Partnership Agreement, dated as of November 7, 1985.(1)

          3.3 Amendment to Partnership's Limited Partnership Agreement dated December 16, 1986.(2)

          3.4 Amendment to Partnership's Limited Partnership Agreement dated March 14, 1997. (4)

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

          10.2 Management Agreement between the Partnership and P&T dated as of December 5, 1985. (1)

          10.3 Ground Leases between the Partnership as Lessor and P&T as Lessee dated December 3, 1985. (1)

          22.1   Subsidiaries of the Partnership. (3) and (4)

          28.1   Certificate of Incorporation of Pope MGP, Inc. (1)

          28.2   Amendment to Certificate of Incorporation of Pope MGP, Inc. 3)

          28.3   Bylaws of Pope MGP, Inc. (1)

          28.4   Certificate of Incorporation of Pope EGP, Inc. (1)

          28.5   Amendment to Certificate of Incorporation of Pope EGP, Inc.
                 (3)

          28.6   Bylaws of Pope EGP, Inc. (1)

--------------------

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

          (4) Incorporated by reference from the Partnership's Proxy Statement filed on February 14, 1997.

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


                                        POPE RESOURCES, A Delaware
                                        Limited Partnership

                                        By POPE MGP, INC.
                                        Managing General Partner



Date: March 27,1998                     By
                                          ---------------------------------
                                        President and
                                        Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.







Date: March 27,1998                     By
                                          -------------------------------------
                                        GARY F. TUCKER,
                                        President, Chief Executive Officer
                                        (principal executive officer),
                                        Partnership and Pope MGP, Inc.;
                                        Director, Pope MGP, Inc.



Date: March 27, 1998                    By
                                           -------------------------------------
                                        THOMAS M. RINGO
                                        Senior Vice President Finance and Client
                                        Relations (principal financial officer),
                                        Partnership and Pope MGP, Inc



Date: March 27,1998                     By
                                           -------------------------------------
                                        MEREDITH R. GREEN
                                        Vice President Finance and Treasurer
                                        (principal accounting officer),
                                        Partnership and Pope MGP, Inc.

Date: March 27,1998                     By
                                          -------------------------------------
                                        ADOLPHUS ANDREWS, JR.
                                        Director, Pope MGP, Inc.




Date: March 27,1998                     By
                                          -------------------------------------
                                        PETER T. POPE
                                        Director, Pope MGP, Inc.




Date: March 27,1998                     By
                                          -------------------------------------
                                        MARCO F. VITULLI
                                        Director, Pope MGP, Inc.





Date: March 27,1998                     By
                                          -------------------------------------
                                        DOUGLAS E. NORBERG
                                        Director, Pope MGP, Inc.