Form 10-Q
period 1998-03-31
POPE RESOURCES LTD PARTNERSHIP
filed 1998-05-13
CIK 784011

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON, DC 20549

                                      FORM 10-Q


     ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For First Quarter Ending March 31, 1998

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



                      Yes     X                   No
                          ----------                 ----------

                                        PART I

                                        ITEM 1


                                 FINANCIAL STATEMENTS


CONSOLIDATED BALANCE SHEETS (Unaudited)

Pope Resources
March 31, 1998 and December 31, 1997

(Thousands)                                                  1998          1997
--------------------------------------------------------------------------------
Assets
Current assets:
  Cash                                                 $    4,435    $    3,950
  Accounts receivable                                       1,058           680
  Work in progress                                         10,390        10,072
  Current portion of contracts receivable                     819         1,433
  Prepaid expenses and other                                  318           364
                                                       ----------    ----------
  Total current assets                                     17,020        16,499
                                                       ----------    ----------

Properties and equipment at cost:
  Land and land improvements                               14,827        15,028
  Roads and timber (net of
    accumulated depletion)                                 11,169        11,067
  Buildings and equipment (net of
    accumulated depreciation)                              11,573        10,944
                                                       ----------    ----------

                                                           37,569        37,039
                                                       ----------    ----------

Other assets:
  Contracts receivable, net of current portion              2,213         1,877
  Unallocated amenities and project costs                     903           847
  Loan fees and other                                          57            57
                                                       ----------    ----------

                                                            3,173         2,781
                                                       ----------    ----------

                                                       $   57,762    $   56,319
                                                       ----------    ----------
                                                       ----------    ----------

Liabilities and Partners' Capital
Current liabilities:
  Accounts payable                                     $    1,014    $      852
  Accrued liabilities                                         394           947
  Distribution payable                                        452           452
  Current portion of long-term debt                           364           351
  Deposits and IPMB income allocation                         223            82
                                                       ----------    ----------

  Total current liabilities                                 2,447         2,684
                                                       ----------    ----------

  Deficit in investment in joint venture                      155           160
  Long-term debt, net of current portion                   13,954        14,048
  Other long-term liabilities                                 200           275
  Deferred profit on contracts receivable                     211           242
  Partners' capital                                        40,795        38,910
                                                       ----------    ----------

                                                       $   57,762    $   56,319
                                                       ----------    ----------
                                                       ----------    ----------


CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

Pope Resources
Three Months Ended March 31, 1998 and 1997

(Thousands, except per unit data)                          1998          1997
--------------------------------------------------------------------------------
Revenues                                               $    9,948    $    7,080
Cost of sales                                              (3,177)       (2,472)
Selling and administration expenses                        (3,980)       (2,563)
                                                       ----------    ----------
Income from operations                                      2,791         2,045
                                                       ----------    ----------

Other income (expense):
Interest expense                                             (358)         (326)
Interest income                                               150            67
Equity in losses of joint venture                            (120)         (103)
IPMB income allocation                                       (126)           -
                                                       ----------    ----------

                                                             (454)         (362)
                                                       ----------    ----------

Net income                                             $    2,337    $    1,683
                                                       ----------    ----------
                                                       ----------    ----------

Allocable to general partners                          $       23    $       17
Allocable to limited partners                               2,314         1,666
                                                       ----------    ----------
                                                       ----------    ----------


                                                       $    2,337    $    1,683
                                                       ----------    ----------
                                                       ----------    ----------

Net income per partnership unit                        $     0.52    $     0.37
                                                       ----------    ----------
                                                       ----------    ----------



CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Pope Resources
Three Months Ended March 31, 1998 and 1997

(Thousands)                                                1998          1997
--------------------------------------------------------------------------------
Net cash flows from operating activities               $    2,340    $    2,741

Cash flows from investing activities:
  Capital expenditures                                     (1,196)         (825)
  Joint venture investment                                   (125)          (25)
                                                       ----------    ----------

    Net cash used in investing activities                  (1,321)         (850)
                                                       ----------    ----------

Cash flows from financing activities:
  Cash distributions to unitholders                          (452)         -
  Repayment of long-term debt                                 (82)          (67)
                                                       ----------    ----------

    Net cash used in financing activities                    (534)          (67)
                                                       ----------    ----------

Net increase (decrease) in cash and cash equivalents          485         1,824
Cash and cash equivalents at beginning of year              3,950         3,741
                                                       ----------    ----------

Cash and cash equivalents at end of the three month
  period                                               $    4,435    $    5,565
                                                       ----------    ----------
                                                       ----------    ----------

                                    POPE RESOURCES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)
                                    March 31, 1998



     1. The consolidated financial statements have been prepared by the Partnership without an audit and are subject to year-end adjustments. Certain information and footnote disclosures in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Partnership, the accompanying consolidated balance sheets as of March 31, 1998 and December 31, 1997 and the consolidated statements of income for the three months ending March 31, 1998 and 1997 and cash flows for the three months ending March 31, 1998 and 1997 contain all adjustments necessary to present fairly the financial statements referred to above. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

     2. The financial statements in the Partnership's 1997 annual report on Form 10-K include a summary of significant accounting policies of the Partnership and should be read in conjunction with this Form 10-Q.

     3.   Net income per unit is based on 4,519,470 units.

     4. Supplemental disclosure of cash flow information: Interest paid amounted to approximately $365,000 and $273,000 for the three months ended March 31, 1998 and 1997, respectively.

     5. Statement of Financial Accounting Standard (SFAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information," was recently issued and is effective for the Partnership's fiscal year ending December 31, 1998. The Partnership is currently evaluating the effects of this standard on the Partnership's financial statements.

     6. IPMB (investor portfolio management business) income allocation represents Pope MGP, Inc.'s share of income from Olympic Resource Management LLC (ORMLLC). The Partnership consolidates ORMLLC and reflects Pope MGP, Inc.'s share of income as an expense and liability, as Pope MGP, Inc. is not one of the entities consolidated into these consolidated financial statements. A description of the income allocation method is included in the Partnership's Proxy Statement filed with the Securities and Exchange Commission on February 14, 1997.

                                        ITEM 2

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                     (Unaudited)
                                    March 31, 1998


This discussion should be read in conjunction with the Partnership's consolidated financial statements included with this report.

                                RESULTS OF OPERATIONS

TIMBERLAND RESOURCES AND MANAGEMENT

The Partnership harvested the following timber during the quarter ended March 31, 1998:


     ----------------------------------------------------------------------
                                     Softwood
     Year                             Sawings                 Pulp Logs
     ----------------------------------------------------------------------

     ----------------------------------------------------------------------
                                   MMBF      $/MBF          MMBF      $/MBF
     ----------------------------------------------------------------------
     Jan - March 1998               7.9       589            2.5       283
     ----------------------------------------------------------------------
     Jan - March 1997               6.4       757            1.0       205
     ----------------------------------------------------------------------

     MMBF = Million board feet
     MBF  = Thousand board feet

Timberland resource and management revenues for the three months ended March 31, 1998 and 1997 were $7,642,000 and $5,082,000, respectively. The Partnership's increase in revenues resulted from management fees associated with the management of timberlands owned by others under the Investor Portfolio Management Business (IPMB) and higher log revenues from the Partnership's fee timberland ownership due to an increase in timber volume harvested.

Log revenues from the Partnership's fee timberland ownership are significantly impacted by export log market conditions. The export market remained weak through the first quarter of 1998. The average price of export logs sold was $682 which represented a 25% reduction from the first quarter of 1997. This relative pricing weakness was driven by a weak Asian economy and strong U.S. dollar in 1998 and healthy pricing in the first quarter of 1997. Export log volumes for the three months ending March 31, 1998 and 1997 were 2,495 MBF and 2,950 MBF, respectively. This volume reduction is a result of increased export-quality log volumes being diverted to the domestic market. The majority of the Partnership's export log volume is sold to Japan. Continued economic malaise in Japan coupled with a strong U.S. dollar are expected to keep export log prices soft for the balance of the year.

Pricing in the domestic log market has been negatively impacted by weak export markets, but nevertheless has shown more relative price stability than the export market. Average domestic log prices were $544 and $620 for the first three months of 1998 and 1997, respectively, representing a 12% decline. The decline in domestic log prices is due in large part to increased supply associated with export log volumes being diverted to the domestic log market. Domestic sawlog volumes for the three months ended March 31, 1998 and 1997 were 5,598 MBF and 3,626 MBF, respectively. Even though domestic log prices have declined from 1997 levels, management believes further declines for the remainder of 1998 are possible.

Domestic log demand is directly and indirectly impacted by the level of new home construction, repair and remodel expenditures, and market conditions in Asia which impact the demand for export logs. Housing starts are driven by interest rate fluctuations, population demographics, and changes in general economic conditions. Repair and remodel expenditures are heavily influenced by the level of sales of existing homes as well as interest rate movements. In combination these forces affect the demand for lumber which in turn drives the demand for logs. Additionally, as export log prices change, logs may be diverted to or from the export log market. This may cause a shift in the domestic supply-demand balance which in turn impacts log prices. All these factors have a direct effect on the price the Partnership can obtain from the sale of its log production.

Pulp log volumes for the three months ended March 31, 1998 and 1997 were 2,500 MBF and 1,000 MBF, respectively. The increase in pulp log volume is due to the Partnership's harvest of a higher relative percentage of unmanaged timber stands. These stands contain a higher pulp component than managed stands. Revenues for the quarter benefited from a 38% increase in pulp log prices for the first quarter of 1998 when compared to the same period in 1997.

Effective January 1, 1998 Olympic Resource Management LLC (ORMLLC), a wholly owned subsidiary of the Partnership, became the western region timberland manager for the Hancock Timber Resource Group (HTRG). This contract covers timber management services for 535,000 acres in Washington, Oregon, and northern California. The first quarter of 1998 marked the initial receipt of earned revenues from the IPMB for Pope Resources.

The IPMB, approved by unitholders in a special proxy vote in March 1997, has two aspects: portfolio development and property management which expand the Partnership's expertise in timberland resources. Portfolio development's goal is to build and manage diversified portfolios of timberlands for third-party investors, sometimes acting exclusively as a portfolio manager, while at other times co-investing as a partner on behalf of Pope Resources. Property management's mandate is to provide a full range of management services to third-party owners of timberlands.

Consistent with the Amendment to the Partnership Agreement authorizing management to pursue the IPMB, the Partnership has allocated 20% of income earned from the IPMB during the first quarter of 1998 to Pope MGP, Inc. Future results from the IPMB are dependent on management's ability to execute its plan for developing the IPMB business.

In May 1998, ORMLLC entered into a joint marketing agreement with Simons Reid Collins, a division of privately held H.A. Simons Ltd. of Vancouver, British Columbia to compete for timberland management services, contracts, acquisitions, and dispositions worldwide. It is anticipated that the joint marketing efforts will produce synergies which will benefit both organizations.

REAL ESTATE DEVELOPMENT

Real estate development revenues for the periods ended March 31, 1998 and 1997, were $2,306,000 and $1,998,000, respectively. Property development consists of residential development and income-producing properties. Residential development consists of the sale of single-family homes, finished lots and undeveloped acreage. Income-producing properties consist of providing water and sewer services to properties in the Port Ludlow area; a marina, golf course, commercial center and RV park operated by the Partnership; certain Port Gamble parcels leased to businesses and individuals; and a restaurant/lounge and related facilities leased to Village Resorts, Inc. and operated by Derrig Hobart Enterprises, Inc.

Revenues from residential development totaled $1,368,000 and $1,072,000 for the quarter ended March 31, 1998 and 1997, respectively. The Partnership's largest development is in Port Ludlow, Washington. During the first quarter of 1998 the Partnership's development at Port Ludlow generated revenues of $899,000 on 6 finished lot sales and 2 home sales. This compares to the prior year's comparable period sales of $689,000 on 6 finished lot sales, and 1 home sale. The revenue per sale depends on the quality and size of the home, the subdivision, and the location of the lot.

The Partnership's residential development inventory includes a number of residential subdivisions encompassing a broad spectrum of prices in several locales. The Partnership continues to be in the planning and entitlement phases for several developments located in the West Puget Sound region. In 1997, the City of Bremerton approved the Partnership's request for preliminary planned unit development status on a 260 acre property, and increased the industrial portion to 60 acres. Construction of the off-site sewer at this site is completed and the Partnership is focusing on its marketing plan. With respect to other properties, the Partnership continues to work with officials in Gig Harbor regarding the development of a 320 acre mixed use project located within the Gig Harbor city limits. The Partnership has two additional ongoing projects in Kitsap County, a 720 acre residential development in Kingston and a 200-acre residential development in Hansville. While significant progress has been made in the governmental entitlement process, final approval is currently stalled pending the outcome of an unrelated court case that will establish the appropriate zoning and development regulations applicable to projects pending throughout the county.

Land holdings throughout the state are impacted by state's Growth Management Act, which requires counties to submit comprehensive plans that spell out the future direction of growth and stipulate where population densities are to be concentrated. Kitsap County's Comprehensive plan, which has been invalidated twice by the state's Growth Management hearings board, is in the process of being re-drafted for consideration. Jefferson County, in which Port Ludlow is located, is also in the process of developing its comprehensive plan for review by the state.

Revenues from income-producing properties totaled $938,000 and $926,000 for the periods ending March 31, 1998 and 1997, respectively. Operations were fairly consistent for the periods ending March 31, 1998 and 1997.


On May 1, 1998 the Partnership announced a reorganization of its real estate development segment into new, subsidiary corporate entities. This action is expected to enhance the Partnership's ability to measure the financial performance of this operation and provide flexibility for future growth plans.


Revenues from real estate development are affected by changes in the local and national economies as well as changes in the regulatory environment. There can be no assurance that the Partnership will be successful in receiving the necessary regulatory approvals that make its real estate development activities possible.

OTHER

The Partnership is a 50% joint venture partner in a 36-room inn at Port Ludlow. The Partnership's share of joint venture losses were $120,000 and $103,000 for the first quarter of 1998 and 1997, respectively.

Selling, general and administrative expenses were $3,980,000 and $2,563,000 for the three months ending March 31, 1998 and 1997, respectively. The increase in expenses is primarily due to payroll, information technology and other costs associated with timberland resource management, together with continuing enhancement of the Partnership's internal systems.

Through the creation of subsidiary corporations in Real Estate Development and the IPMB, the Partnership is expected to incur income tax expense beginning in the second quarter of 1998. Based upon current operations of Real Estate Development and IPMB, income tax expense for the year is not expected to be material to the Partnership's consolidated financial statements.

The Partnership's depository receipts (units) are currently trading on both the NASDAQ, national market system and Pacific Exchange. However, the Partnership has requested and received permission from the Equity Listing Committee of the Pacific Exchange to be removed from listing and registration on the Pacific Exchange. An application for delisting is currently pending with the U.S. Securities and Exchange Commission.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership depends upon funds generated internally through operations and external financing to provide the required resources for the Partnership's timber operations, real estate development, capital expenditures and business development activities. The Partnership considers its capital resources to be adequate for its real estate development and other business development plans, both in the near-term and on a long-term basis. At March 31, 1998, the Partnership had available an unused $20 million bank loan commitment.

Management has considerable discretion to increase or decrease the level of logs cut and thereby may increase or decrease net income and cash flow assuming, of course, log prices and demand remain stable. The Partnership's current plan is to harvest approximately 38 million board feet of timber in 1998. Since harvest plans are based on demand, price and cash needs, actual harvesting may vary subject to management's on-going review.

Cash provided by operating activities was $2,340,000 for the first three months of 1998, and overall cash and cash equivalents increased by $485,000. The cash generated was primarily used for capital expenditures of $1,196,000 and cash distributions to unitholders of $452,000.

The fourth quarter 1997 cash distribution of $.10 per unit, payable to unitholders of record on December 30, 1997, was paid on January 15, 1998. The first 1998 cash distribution of $.10 per unit, payable to unitholders of record on March 31, 1998, was paid on April 15, 1998.

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



                                   POPE RESOURCES,
                                   A Delaware Limited Partnership
                                   Registrant




Date: May 12, 1998                 By:  POPE MGP, Inc.
                                   Managing General Partner




Date: May 12, 1998                 By:
                                      ------------------------------------
                                   Gary F. Tucker
                                   President and Chief Executive Officer




Date: May 12, 1998                 By:
                                      ------------------------------------
                                   Thomas M. Ringo
                                   Sr. Vice President Finance & Client Relations
                                   (Principal Financial Officer)



Date: May 12, 1998                 By:
                                      ------------------------------------
                                   Meredith R. Green
                                   Vice President Finance and Treasurer
                                   (Principal Accounting Officer)