Form 10-Q
period 1998-06-30
POPE RESOURCES LTD PARTNERSHIP
filed 1998-08-11
CIK 784011

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON, DC 20549

                                      FORM 10-Q


     ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       For Second Quarter Ending June 30, 1998

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



               Yes  X     No
                  ----       ----

                                      P A R T  I

                                        ITEM 1

                                  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (Unaudited)


Pope Resources
June 30, 1998 and December 31, 1997


(Thousands)                                            1998          1997
---------------------------------------------------------------------------
Assets
Current assets:
  Cash                                               $ 5,054        $ 3,950
  Accounts receivable                                  1,456            680
  Work in progress                                    10,581         10,072
  Current portion of contracts receivable                981          1,433
  Prepaid expenses and other                             355            364
                                                     -------        -------
  Total current assets                                18,427         16,499
                                                     -------        -------
Properties and equipment at cost:
  Land and land improvements                          14,436         15,028
  Roads and timber (net of
    accumulated depletion)                            11,195         11,067
  Buildings and equipment (net of
    accumulated depreciation)                         11,434         10,944
                                                     -------        -------
                                                      37,065         37,039
                                                     -------        -------
Other assets:
  Deposit for property acquisition                     2,666            -
  Contracts receivable, net of current portion         2,041          1,877
  Unallocated amenities and project costs                973            847
  Loan fees and other                                     55             57
                                                     -------        -------
                                                       5,735          2,781
                                                     -------        -------
                                                     $61,227        $56,319
                                                     -------        -------
                                                     -------        -------
Liabilities and Partners' Capital
Current liabilities:
  Accounts payable                                   $   847        $   852
  Accrued liabilities                                    509            947
  Distribution payable                                   -              452
  Current portion of long-term debt                      364            351
  Deposits and IPMB income allocation                    307             82
                                                     -------        -------
  Total current liabilities                            2,027          2,684
                                                     -------        -------
  Deficit in investment in joint venture                  31            160
  Long-term debt, net of current portion              13,869         14,048
  Other long-term liabilities                            200            275
  Deferred profit on contracts receivable                209            242
  Partners' capital                                   44,891         38,910
                                                     -------        -------
                                                     $61,227        $56,319
                                                     -------        -------
                                                     -------        -------

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)


Pope Resources
Three Months and Six Months Ended June 30, 1998 and 1997


(Thousands, except per unit data)                   Three Months ended June 30,   Six Months Ended June 30,
                                                       1998           1997           1998           1997
                                                    --------        -------       --------        -------
Revenues                                             $14,313         $7,527        $24,261        $14,607
Cost of sales                                         (4,033)        (2,681)        (6,727)        (4,618)
Operating expenses                                    (3,113)        (2,089)        (5,798)        (3,662)
Selling and administration expenses                   (2,156)        (1,670)        (3,934)        (3,195)
                                                    --------        -------       --------        -------
Income from operations                                 5,011          1,087          7,802          3,132
                                                    --------        -------       --------        -------
Other income (expense):
Interest expense                                        (366)          (375)          (724)          (701)
Interest income                                          138            144            288            211
Equity in losses of joint venture                        (51)          (117)          (171)          (220)
IPMB income allocation                                   (54)           -             (180)           -
                                                    --------        -------       --------        -------
                                                        (333)          (348)          (787)          (710)
                                                    --------        -------       --------        -------
Income before income taxes                             4,678            739          7,015          2,422
Income tax provision                                    (131)           -             (131)           -
                                                    --------        -------       --------        -------
Net income                                           $ 4,547         $  739        $ 6,884        $ 2,422
                                                    --------        -------       --------        -------
                                                    --------        -------       --------        -------
Allocable to general partners                        $    45         $    7        $    69        $    24
Allocable to limited partners                          4,502            732          6,815          2,398
                                                    --------        -------       --------        -------
                                                     $ 4,547         $  739        $ 6,884        $ 2,422
                                                    --------        -------       --------        -------
                                                    --------        -------       --------        -------
Net income per partnership unit                      $  1.01         $ 0.16           1.52        $  0.54
                                                    --------        -------       --------        -------
                                                    --------        -------       --------        -------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Pope Resources
Six Months Ended June 30, 1998 and 1997

                                                                   Six Months Ended June 30,
(Thousands)                                                          1998           1997
                                                                   --------        -------
Net cash flows from operating activities                            $ 4,608        $ 3,348

Cash flows from investing activities:
  Capital expenditures                                               (1,686)        (2,020)
  Joint venture investment                                             (300)          (163)
                                                                   --------        -------
    Net cash used in investing activities                            (1,986)        (2,183)
                                                                   --------        -------
Cash flows from financing activities:
  Cash distributions to unitholders                                  (1,356)        (1,265)
  Repayment of long-term debt                                          (162)          (158)
                                                                   --------        -------
    Net cash used in financing activities                            (1,518)        (1,423)
                                                                   --------        -------
Net increase (decrease) in cash and cash equivalents                  1,104           (258)
Cash and cash equivalents at beginning of year                        3,950          3,741
                                                                   --------        -------
Cash and cash equivalents at end of the six month period            $ 5,054        $ 3,483
                                                                   --------        -------
                                                                   --------        -------

                                    POPE RESOURCES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)
                                    June 30, 1998

1. The consolidated financial statements have been prepared by the Partnership without an audit and are subject to year-end adjustments. Certain information and footnote disclosures in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Partnership, the accompanying consolidated balance sheets as of June 30, 1998 and December 31, 1997 and the consolidated statements of income for the three months and six months ending June 30, 1998 and 1997 and cash flows for the six months ending June 30, 1998 and 1997 contain all adjustments necessary to present fairly the financial statements referred to above. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

2. The financial statements in the Partnership's 1997 annual report on Form 10-K include a summary of significant accounting policies of the Partnership and should be read in conjunction with this Form 10-Q.

3.   Net income per unit is based on 4,519,470 units.

4. Supplemental disclosure of cash flow information: Interest paid amounted to approximately $699,000 and $676,000 for the six months ended June 30, 1998 and 1997, respectively.

5. Statement of Financial Accounting Standard (SFAS) No. 131, "Disclosure about Segments of an Enterprise and Related Information" was recently issued and is effective for the Partnership's fiscal year ending December 31, 1998. The Partnership is currently evaluating the reporting impact of this SFAS on the Partnership's financial statements.

6. IPMB income allocation represents Pope MGP, Inc.'s distributive share of net income from the Investor Portfolio Management Business (IPMB) of Olympic Resource Management LLC (ORMLLC), a Washington limited liability company in which the Partnership and Pope MGP, Inc. are the only members. The Partnership's consolidated financial statements include ORMLLC but not Pope MGP, Inc. Accordingly, Pope MGP, Inc.'s distributive share of net income of ORMLLC is reflected as an expense and liability of the Partnership. A description of the IPMB income allocation method is included in the Partnership's Proxy Statement filed with the Securities and Exchange Commission on February 14, 1997.

7. Certain reclassifications have been made to 1997 amounts to conform with 1998 presentation.

                                        ITEM 2

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                     (Unaudited)
                                    June 30, 1998


This discussion should be read in conjunction with the Partnership's consolidated financial statements included with this report.

                                RESULTS OF OPERATIONS

TIMBERLAND RESOURCES AND MANAGEMENT

Timberland resource and management revenues for the three months ended June 30, 1998 and 1997 were $8,600,000 and $4,931,000, respectively. On a year to date basis, timberland resource and management revenues as of June 30, 1998 and 1997 were $16,242,000 and $10,013,000, respectively. The Partnership's increase in revenues resulted primarily from management fees associated with the Investor Portfolio Management Business (IPMB). To a lesser extent, these increased revenues are the result of higher log harvest volumes on timberlands owned by the Partnership. The Partnership accelerated the timing of scheduled 1998 log harvesting to the forefront of the year to take advantage of better than expected log markets. Log harvest volumes for the first six months of 1998 are not necessarily indicative of volumes to be expected in the future, which are affected by domestic and export log markets.

Effective January 1, 1998 Olympic Resource Management LLC (ORMLLC), a limited liability company in which the Partnership and Pope MGP, Inc. are the only members, became the U.S. western region timberland manager for the Hancock Timber Resource Group (HTRG). This contract covers timber management services for 535,000 acres in Washington, Oregon, and northern California.

The Investor Portfolio Management Business ("IPMB"), approved by the Partnership's unitholders in a special proxy vote in March 1997, has two complementary business strategies: portfolio development and property management. Portfolio development's goal is to build and manage diversified portfolios of timberlands for third-party investors, sometimes acting exclusively as a portfolio manager, while at other times co-investing as a partner on behalf of Pope Resources. Property management's mandate is to provide a full range of management services to third-party owners of timberlands.

Consistent with the Amendment to the Partnership Agreement authorizing management to pursue the IPMB, the Partnership has allocated 20% of income earned thus far from the IPMB during the first half of 1998 to Pope MGP, Inc. under the unitholder-approved formula. The IPMB income allocation to Pope MGP, Inc. was $180,000 for the six months ending June 30, 1998.

In May 1998, ORMLLC entered into a joint marketing agreement with Simons Reid Collins, a division of privately held H.A. Simons Ltd. of Vancouver, British Columbia, to jointly market timberland management, forestry consulting and acquisition/disposition services to large-scale owners of timberlands worldwide. We expect our joint marketing efforts to produce synergies that will benefit both organizations as well as add value to the timberland holdings of our clients.

The Partnership harvested the following timber and received prices reflected below during the six months ended June 30, 1998 and 1997:

-------------------------------------------------------------
Year                  Softwood Sawlogs          Pulp Logs
-------------------------------------------------------------
                      Volume    Price         Volume    Price
-------------------------------------------------------------
                       MMBF     $/MBF          MMBF     $/MBF
-------------------------------------------------------------
Jan - June 1998        17.5      581            5.7      259
-------------------------------------------------------------
Jan - June 1997        12.5      743            2.6      201
-------------------------------------------------------------
MMBF = Million board feet
MBF  = Thousand board feet

Log revenues from the Partnership's fee timberland ownership are significantly affected by export log market conditions. The majority of the Partnership's export log volume is sold to Japan. The export market remained weak through the second quarter of 1998. The average price of export logs sold in the first half of 1998 was $661, which represented a 23% decline from the comparable 1997 period. This decline in price reflects a weak Asian economy and strong U.S. dollar in 1998 and favorable prices during the first half of 1997. Export log volumes sold through domestic intermediaries for the six months ending June 30, 1998 and 1997 were 4,414 MBF and 5,687 MBF, respectively. Continued downward trends in export prices have resulted in some export-quality logs being diverted to the domestic markets.

Pricing in the domestic log market has been negatively affected by weak export markets, but nevertheless has shown more relative price stability than the export market. Average domestic log prices were $554 and $642 for the first six months of 1998 and 1997, respectively, representing a 14% decline. The decline in domestic log prices is due in part to increased supply associated with the diversion of export log volumes to the domestic log market. Domestic sawlog volumes for the six months ended June 30, 1998 and 1997 were 13,064 MBF and 6,785 MBF, respectively. Management anticipates the downward trend in prices to continue for the balance of the year.

Domestic log demand is directly and indirectly affected by the level of new home construction, repair and remodel expenditures, and market conditions in foreign markets, such as Asia which indirectly influence the demand and supply of domestic logs. Housing starts are driven by interest rate fluctuations, population demographics, and changes in general economic conditions. Repair and remodel expenditures are heavily influenced by the level of sales of existing homes as well as interest rate movements. In combination these forces affect the demand for lumber which in turn drives the demand for logs. Additionally, as export log prices change, logs may be diverted to or from the export log market. This may cause a shift in the domestic supply-demand balance which in turn impacts log prices. All these factors affect the price the Partnership can obtain from the sale of its log production.

Pulp log volumes for the six months ended June 30, 1998 and 1997 were 5,666 MBF and 2,561 MBF, respectively. The increase in pulp log volume is due to the increase in timber harvested and the Partnership's harvest of a higher relative percentage of tree stands that have not been thinned. These stands generally contain a higher pulp content than thinned stands. Certain tree stands have not been thinned due to topographic or other local conditions which caused the cost of timber thinning to exceed the anticipated benefit. Revenues benefited from a 29% increase in pulp log prices for the first half of 1998 as compared to the same period in 1997.

REAL ESTATE DEVELOPMENT

Real estate development revenues for the three months ended June 30, 1998 and 1997 were $5,713,000 and $2,596,000, respectively. On a year to date basis, as of June 30, 1998 and 1997, real estate development revenues were $8,019,000 and $4,594,000, respectively. Real estate development consists of residential development and income-producing properties. Residential development consists of the sale of single-family homes, finished lots and undeveloped acreage. Income-producing properties consist of providing water and sewer services to properties in the Port Ludlow area; a marina, golf course, commercial center and RV park operated by the Partnership; certain Port Gamble parcels leased to businesses and individuals; and a restaurant/lounge and related facilities leased to a resort operator.

Revenues from residential development for the three months ended June 30, 1998 and 1997 were $4,427,000 and $1,336,000, respectively. Residential development revenues on a year to date basis totaled $5,795,000 and $2,408,000 as of June 30, 1998 and 1997, respectively. The increase in residential development revenues resulted primarily from undeveloped acreage sales, which totaled $3,442,000 and $70,000 for the first six months of 1998 and 1997, respectively. The increase in undeveloped acreage sales is primarily attributable to the sale of the Crescent Lake property for $2,800,000, which closed during the second quarter of 1998. The Partnership is planning to use a portion of the proceeds from this sale to purchase replacement properties pursuant to a tax-free exchange.

The Partnership's largest development is in Port Ludlow, Washington. During the three months ending June 30, 1998, the Partnership's development at Port Ludlow generated revenues of $1,359,000 on 4 finished lot sales and 2 home sales. This compares to the prior year's comparable period sales of $1,464,000 on 7 finished lot sales and 4 home sales. During the first half of 1998 the Partnership's development at Port Ludlow generated revenues of $2,258,000 on 10 finished lot sales and 4 home sales. This compares to the prior year's comparable period sales of $2,153,000 on 13 finished lot sales, and 5 home sales. Revenue realized per sale depends on the quality and size of the home, the subdivision, and the location of the lot.

Revenues from income-producing properties totaled $1,286,000 and $1,260,000 for the three months ending June 30, 1998 and 1997, respectively. On a year to date basis revenues were $2,224,000 and $2,186,000 for the periods ending June 30, 1998 and 1997, respectively. Operations were fairly consistent for the periods ending June 30, 1998 and 1997.

The Partnership's residential development inventory includes a number of residential subdivisions encompassing a broad spectrum of prices in several locales. The Partnership continues to be in the planning and entitlement phases for several developments located in the West Puget Sound region. In 1997, the City of Bremerton approved the Partnership's request for preliminary planned unit development status on a 260 acre property. The industrial portion of the Bremerton property is 60 acres. Construction of the off-site sewer at this site is completed and the Partnership is focusing on its marketing plan. With respect to other properties, the Partnership continues to work with officials in Gig Harbor regarding the development of a 320 acre mixed use project, Peacock Hill, located within the Gig Harbor city limits. The Partnership has two additional ongoing projects in Kitsap County, a 720 acre residential development in Kingston and a 200-acre residential development in Hansville. While significant progress has been made in the governmental entitlement process, final approval is currently stalled pending the outcome of an unrelated court case that will establish the appropriate zoning and development regulations applicable to projects pending throughout the state.

Land holdings throughout Washington state are affected by the state's Growth Management Act, which requires counties to submit comprehensive plans that spell out the future direction of growth and stipulate where population densities are to be concentrated. Kitsap County's compliance with the Growth Management Act is scheduled to be resolved in early 1999 by a state hearings board. Jefferson County, in which Port Ludlow is located, is in the process of developing its Comprehensive Plan for review by the state.

On May 1, 1998 the Partnership announced a reorganization of its real estate development segment into new subsidiary entities. This action is expected to enhance the Partnership's ability to measure the financial performance of this operation and provide flexibility for future growth plans.

Changes in the local and national economies as well as changes in the regulatory environment affect revenues from real estate development. There can be no assurance that the Partnership will be successful in receiving the necessary regulatory approvals that make its real estate development activities possible.

OTHER

The Partnership is a 50% joint venture partner in the 36-room Heron Beach Inn at Ludlow Bay. The Partnership's share of joint venture losses was $51,000 and $117,000 for the three months ending June 30, 1998 and 1997, respectively. Year to date losses were $171,000 and $220,000 as of June 30, 1998 and 1997, respectively.

Operating expenses for the Partnership were $3,113,000 and $2,089,000 for the three months ending

June 30, 1998 and 1997, respectively. On a year to date basis operating expenses were $5,798,000 and $3,662,000 for the periods ending June 30, 1998 and 1997. The increase in operating expenses is due to an increase in payroll and facility expenses associated with the IPMB.

Selling and administrative expenses were $2,156,000 and $1,670,000 for the three months ending June 30, 1998 and 1997, respectively. On a year to date basis selling and administrative expenses were $3,934,000 and $3,195,000 for the period ending June 30, 1998 and 1997, respectively. The increase in expenses is primarily due to payroll, information technology and other costs associated with continuing enhancement of the Partnership's internal systems.

Included in the consolidated financial statements of the Partnership are three wholly owned subsidiary corporations that are taxable. The taxable entities are ORM, Inc. (ORMI), Olympic Real Estate and Development, Inc. (OREDI), and Olympic Water and Sewer, Inc. (OWSI). OREDI and OWSI have not incurred income tax expense as of June 30, 1998 and are not expected to incur income tax expense during 1998. As of June 30, 1998, ORM, Inc. has incurred $131,000 in income tax expense and is projected to continue to generate taxable income through 1998.

The Partnership's depositary receipts (units) are currently quoted on the Nasdaq national market system. In the second quarter of 1998, the Partnership requested and received permission from the Pacific Exchange and the U.S. Securities and Exchange Commission to de-list from the Pacific Exchange.

The Partnership has hired a consulting firm to help evaluate the Partnership's exposure to year 2000 (Y2K) issues and to develop a plan to fix hardware or software identified that is not Y2K compliant. In addition to evaluating internal risks, management is working with customers and vendors to determine the potential exposure resulting from third parties not adequately addressing Y2K issues. Projected 1998 costs of identifying Y2K issues and beginning to fix software and hardware that is not Y2K compliant are $130,000. The Partnership is in the process of evaluating all business processes that may be affected by Y2K and is expected to have an estimate of total Y2K costs by December 31, 1998. The Y2K project is proceeding as planned and is expected to be complete by mid 1999.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership depends upon funds generated internally through operations and external financing to provide the required resources for the Partnership's timber operations, real estate development, capital expenditures and business development activities. The Partnership considers its capital resources to be adequate for its real estate development and other business development plans. At June 30, 1998, the Partnership had available an unused $20 million bank loan commitment.

Management has considerable discretion to increase or decrease the level of logs cut and thereby may increase or decrease net income and cash flow. The Partnership's current plan is to harvest approximately 38 million board feet of timber in 1998. Since harvest plans are based on demand, price and cash needs, actual harvesting may vary subject to management's on-going review.

Cash provided by operating activities was $4,608,000 for the first six months of 1998, and overall cash and cash equivalents increased by $1,104,000 during the six month period. The cash generated in this period was primarily used for capital expenditures of $1,686,000 and cash distributions to unitholders of $1,356,000.

The fourth quarter 1997 cash distribution of $.10 per unit, payable to unitholders of record on December 30, 1997, was paid on January 15, 1998. The first 1998 cash distribution of $.10 per unit, payable to unitholders of record
on March 31, 1998, was paid on April 15, 1998.   The second 1998 cash
distribution of $.10 per unit, payable to unitholders of record on June 1, 1998 was paid on June 15, 1998.

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



                                   POPE RESOURCES,
                                   A Delaware Limited Partnership
                                   Registrant





 Date: August 11, 1998             By:  POPE MGP, Inc.
                                   Managing General Partner


Date: August 11, 1998              By:
                                       ----------------------------------------
                                   Gary F. Tucker
                                   President and Chief Executive Officer

Date: August 11, 1998              By:
                                       ----------------------------------------
                                   Thomas M. Ringo
                                   Sr. Vice President Finance & Client Relations
                                   (Principal Financial Officer)

Date: August 11, 1998              By:
                                       ----------------------------------------
                                   Meredith R. Green
                                   Vice President Finance and Treasurer
                                   (Principal Accounting Officer)