Form 10-Q
period 1998-09-30
POPE RESOURCES LTD PARTNERSHIP
filed 1998-11-16
CIK 784011

                                    UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION

                                 WASHINGTON, DC 20549

                                      FORM 10-Q


     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For Third Quarter Ending September 30, 1998

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

                                      P A R T  I

                                        ITEM 1


                                 FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (Unaudited)

Pope Resources
September 30, 1998 and December 31, 1997


(Thousands)                                                  1998           1997
--------------------------------------------------------------------------------
Assets
Current assets:
  Cash                                                  $   7,494      $   3,950
  Accounts receivable                                       1,390            680
  Work in progress                                         10,334         10,072
  Current portion of contracts receivable                     793          1,433
  Prepaid expenses and other                                  426            364
                                                        ---------      ---------

  Total current assets                                     20,437         16,499
                                                        ---------      ---------
Properties and equipment at cost:
  Land and land improvements                               16,098         15,028
  Roads and timber (net of
    accumulated depletion)                                 11,181         11,067
  Buildings and equipment (net of
    accumulated depreciation)                              11,356         10,944
                                                        ---------      ---------
                                                           38,635         37,039
                                                        ---------      ---------
Other assets:
  Deposit for property acquisition                          1,788              -
  Contracts receivable, net of current portion              2,182          1,877
  Unallocated amenities and project costs                   1,012            847
  Loan fees and other                                          54             57
                                                        ---------      ---------
                                                            5,036          2,781
                                                        ---------      ---------
                                                        $  64,108      $  56,319
                                                        ---------      ---------
                                                        ---------      ---------
Liabilities and Partners' Capital
Current liabilities:
  Accounts payable                                      $     919      $     852
  Accrued liabilities                                         927            947
  Distribution payable                                          -            452
  Current portion of long-term debt                           372            351
  Deposits                                                    141             82
  IPMB income allocation                                      243              -
                                                        ---------      ---------

  Total current liabilities                                 2,602          2,684
                                                        ---------      ---------
  Deficit in investment in joint venture                       28            160
  Long-term debt, net of current portion                   13,751         14,048
  Other long-term liabilities                                 157            275
  Deferred profit on contracts receivable                     190            242
  Partners' capital                                        47,380         38,910
                                                        ---------      ---------
                                                        $  64,108      $  56,319
                                                        ---------      ---------
                                                        ---------      ---------

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

Pope Resources
Three Months and Nine Months Ended September 30, 1998 and 1997


(Thousands, except per unit data)                     Three Months ended September 30,    Nine Months Ended September 30,
                                                          1998               1997             1998              1997
                                                      -----------        ------------    -------------      ------------

Revenues                                              $    12,574        $      8,591           36,835      $     23,198
Cost of sales                                              (3,882)             (3,206)         (10,609)           (7,824)
Operating expenses                                         (3,135)             (2,051)          (8,933)           (5,713)
Selling and administration expenses                        (2,162)             (1,303)          (6,096)           (4,498)
                                                      -----------        ------------    -------------      ------------
Income from operations                                      3,395               2,031           11,197             5,163
                                                      -----------        ------------    -------------      ------------

Other income (expense):
Interest expense                                             (350)               (376)          (1,074)           (1,077)
Interest income                                               175                 109              463               321
Equity in earnings / (losses) of joint venture                  1                  (3)            (170)             (223)
IPMB income allocation                                        (63)                  -             (243)                -
                                                      -----------        ------------    -------------      ------------

                                                             (237)               (270)          (1,024)             (979)
                                                      -----------        ------------    -------------      ------------

Income before income taxes                                  3,158               1,761           10,173             4,184

Income tax provision                                         (217)                  -             (348)                -
                                                      -----------        ------------    -------------      ------------

Net income                                            $     2,941        $      1,761            9,825      $      4,184
                                                      -----------        ------------    -------------      ------------
                                                      -----------        ------------    -------------      ------------

Allocable to general partners                         $        29        $         18               98      $         42
Allocable to limited partners                               2,912               1,743            9,727             4,142
                                                      -----------        ------------    -------------      ------------

                                                      $     2,941        $      1,761            9,825      $      4,184
                                                      -----------        ------------    -------------      ------------
                                                      -----------        ------------    -------------      ------------
Net income per partnership unit                       $      0.65        $       0.39             2.17      $       0.93
                                                      -----------        ------------    -------------      ------------
                                                      -----------        ------------    -------------      ------------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Pope Resources
Nine Months Ended September 30, 1998 and 1997


(Thousands)                                                        1998                1997
                                                                -----------         -----------

Net cash flows from operating activities                        $     8,107         $     4,822

Cash flows from investing activities:
  Capital expenditures                                               (2,178)             (2,733)
  Joint venture investment                                             (300)               (318)
                                                                -----------         -----------

    Net cash used in investing activities                            (2,478)             (3,051)
                                                                -----------         -----------

Cash flows from financing activities:
  Cash distributions to unitholders                                  (1,808)             (1,763)
  Repayment of long-term debt                                          (277)               (256)
                                                                -----------         -----------

    Net cash used in financing activities                            (2,085)             (2,019)
                                                                -----------         -----------

Net increase (decrease) in cash and cash equivalents                  3,544                (248)
Cash and cash equivalents at beginning of year                        3,950               3,741
                                                                -----------         -----------

Cash and cash equivalents at end of the nine month period       $     7,494         $     3,493
                                                                -----------         -----------
                                                                -----------         -----------

Supplemental disclosure of non-cash transaction:
Land acquired through a tax-deferred exchange                   $     1,791         $         -
                                                                -----------         -----------
                                                                -----------         -----------

                                    POPE RESOURCES
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)
                                  September 30, 1998

1. The consolidated financial statements have been prepared by the Partnership without an audit and are subject to year-end adjustments. Certain information and footnote disclosures in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Partnership, the accompanying consolidated balance sheets as of September 30, 1998 and December 31, 1997 and the consolidated statements of income for the three months and nine months ending September 30, 1998 and 1997 and cash flows for the nine months ending September 30, 1998 and 1997 contain all adjustments necessary to present fairly the financial statements referred to above. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

2. The financial statements in the Partnership's 1997 annual report on Form 10-K include a summary of significant accounting policies of the Partnership and should be read in conjunction with this Form 10-Q.

3. Net income per unit is based on 4,519,470 units for 1998 and 1997, respectively.

4. Supplemental disclosure of cash flow information: Interest paid amounted to approximately $1,080,000 and $1,065,000 for the nine months ended September 30, 1998 and 1997, respectively.

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

7. Certain reclassifications have been made to 1997 amounts to conform to 1998 presentation.

                                        ITEM 2

                       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                     (Unaudited)
                                  September 30, 1998

This discussion should be read in conjunction with the Partnership's consolidated financial statements included with this report.

                                RESULTS OF OPERATIONS

TIMBERLAND RESOURCES AND MANAGEMENT

The Partnership's Timberland Resource and Management revenues consist of revenues from the sale of timber harvested from timberlands owned by the Partnership and revenues earned through the Investor Portfolio Management Business (IPMB). The IPMB, approved by the Partnership's unitholders in a special proxy vote in March 1997, has two complementary business strategies: portfolio development and property management. Portfolio development's goal is to build and manage diversified portfolios of timberlands for third-party investors, sometimes acting exclusively as a portfolio manager, while at other times co-investing as a partner on behalf of Pope Resources. Property management's mandate is to provide a full range of management services to third-party owners of timberlands.

Timberland Resources and Management revenues for the three months ended September 30, 1998 and 1997 were $8,758,000 and $5,559,000, respectively. On a year to date basis, Timberland Resources and Management revenues for the periods ended September 30, 1998 and 1997 were $25,000,000 and $15,571,000, respectively. The Partnership's increase in revenues resulted primarily from management fees associated with the Investor Portfolio Management Business
(IPMB). In connection with the IPMB, Olympic Resource Management LLC (ORMLLC), a limited liability company in which the Partnership and Pope MGP, Inc. are the only members, has since January 1, 1998 been the U.S. western region timberland manager for the Hancock Timber Resource Group (HTRG). This contract currently covers timber management services for 535,000 acres in Washington, Oregon, and northern California.

Total acres under management for HTRG in the U.S. western region is subject to change from time to time as HTRG's client portfolios are adjusted. As such changes occur, Timberland Resources and Management revenues will fluctuate with an increase in acres bringing a positive impact and a decrease in acres producing an adverse effect. An example of such a change occurred recently when HTRG was notified by the State Retirement System of Ohio's (STRSO) plan to change portfolio managers effective January 19, 1999. This will effect the Partnership is as much as ORM has been managing 97,000 acres of STRSO's portfolio on behalf of HTRG, which will be transitioned to a new manager. The decrease in acres under management will have an adverse effect on revenues in 1999.

While timberland management fees were the primary factor driving an increase in this segment's revenues, increased Timberland Resources and Management revenues also resulted from higher timber harvest volumes on timberlands owned by the Partnership. The Partnership accelerated the timing of scheduled 1998 timber harvesting to the first half of the year to take advantage of stronger than expected demand. Conversely, the Partnership expects lower harvest volume and lower revenues from timber harvest activities in the fourth quarter to offset harvest activities earlier in the year. Additionally, a land sale to the State of Washington Department of Fish & Wildlife for $887,000 was completed during September 1998. The Partnership is currently evaluating replacement properties and may reinvest the proceeds of the land sale in a tax-deferred exchange.

The table below reflects the volume of timber harvested and prices received during the nine months ended September 30, 1998 and 1997:


     -----------------------------------------------------------------
                                       Softwood
     Year                               Sawlogs           Pulp Logs
     -----------------------------------------------------------------
                                   Volume     Price   Volume     Price
     -----------------------------------------------------------------
                                    MMBF      $/MBF    MMBF      $/MBF
     -----------------------------------------------------------------
     Jan - September 1998           25.6       584      8.2       254
     -----------------------------------------------------------------
     Jan - September 1997           19.5       723      4.6       203
     -----------------------------------------------------------------

     MMBF = Million board feet
     MBF    = Thousand board feet

Log revenues from the Partnership's fee timberland ownership are significantly affected by export log market conditions. The majority of the Partnership's export log volume is sold to Japan. The export market remained weak through the third quarter of 1998. The average price of export logs sold in the first three quarters of 1998 was $680 per MBF, which represented a 17% decline from the comparable period in 1997. This decline in price reflects a weak Asian economy, strong U.S. dollar in 1998 and favorable prices during 1997. Export log volumes sold through domestic intermediaries for the nine months ending September 30, 1998 and 1997 were 7,537 MBF and 8,739 MBF, respectively. Continued downward trends in export prices have resulted in an increasingly higher proportion of export-quality logs being diverted to the domestic markets.

Weak export markets have also negatively affected pricing in the domestic log market. Average domestic log prices were $544 and $643 per MBF for the first nine months of 1998 and 1997, respectively, representing a 15% decline. The decline in domestic log prices is due in large part to increased supply associated with the diversion of export log volumes to the domestic log market. Domestic sawlog volumes for the nine months ended September 30, 1998 and 1997 were 18,108 MBF and 10,801 MBF, respectively. The increase in domestic log volume represents most of the Partnership's overall increase in harvest volume for the year.

Domestic log demand is directly and indirectly affected by the level of new home construction, repair and remodel expenditures, and market conditions in foreign markets, such as Asia, which indirectly influence the demand and supply of domestic logs. Interest rate fluctuations, population demographics, and changes in general economic conditions are factors that influence housing starts. The level of sales of existing homes as well as interest rate movements heavily influence repair and remodel expenditures. In combination these forces affect the demand for lumber which in turn drives the demand for logs. Additionally, as export log prices change, logs may be diverted to or from the export log market. This may cause a shift in the domestic supply-demand balance, which in turn impacts log prices. All of these factors affect the price the Partnership receives from the sale of its log production.

Pulp log volumes for the nine months ended September 30, 1998 and 1997 were 8,214 MBF and 4,580 MBF, respectively. The increase in pulp log volume is due to both the increase in overall timber harvested year to date, and the Partnership's harvest of a higher relative percentage of tree stands that have not been thinned. These stands generally contain a higher pulp content than thinned stands. Certain tree stands have not been thinned due to topographic or other local conditions that caused the cost of timber thinning to exceed the anticipated benefit. By leaving higher quality stands on the stump during this period of low export prices, the Partnership may benefit from continued growth in value and volume of high quality tree stands while export market prices are soft. Revenues benefited from a 25% increase in pulp log prices for the first nine months of 1998 as compared to the same period in 1997.

In September 1998, ORMLLC reached an agreement in principle to acquire Simons Reid Collins, a division of privately held H.A. Simons Ltd. of Vancouver, British Columbia. The two companies are working toward a purchase and sale agreement with subsequent closing anticipated prior to the end of the year. The acquisition will further the business synergies achieved in May 1998 when ORMLLC entered into a joint marketing agreement with Simons Reid Collins to jointly market timberland management, forestry consulting and acquisition/disposition services to large-scale owners of timberlands worldwide. Simons Reid Collins, with offices in western Canada and Buenos Aires, Argentina, has approximately 50 full time employees and had 1997 revenues of $4.7 million Canadian.

REAL ESTATE DEVELOPMENT

Real Estate Development consists of Residential Development and Income-Producing Properties. Residential Development consists of the sale of single-family homes, finished lots and undeveloped acreage. Income-Producing Properties consist of providing water and sewer services to properties in the Port Ludlow area; a 300 slip marina, 27 hole championship golf course, commercial center and RV park operated by the Partnership; certain Port Gamble parcels leased to businesses and individuals; and a restaurant/lounge and related facilities leased to a resort operator. Real Estate Development revenues for the three months ended September 30, 1998 and 1997 were $3,816,000 and $3,032,000, respectively. On a year-to-date basis, Real Estate Development revenues for the periods ended September 30, 1998 and 1997, were $11,835,000 and $7,627,000, respectively.

Revenues from Residential Development for the three months ended September 30, 1998 and 1997 were $1,972,000 and $1,357,000, respectively. Residential Development revenues on a year-to-date basis totaled $7,767,000 and $3,766,000 for the periods ended September 30, 1998 and 1997, respectively. The increase in Residential Development revenues on a quarter to date basis was due to an increase in the number of lots and dwellings sold for the quarter. On a year to date basis the increase in revenues resulted primarily from undeveloped acreage sales, which totaled $3,624,000 and $70,000 for the first nine months of 1998 and 1997, respectively. The increase in undeveloped acreage sales is primarily attributable to the sale of the Crescent Lake property for $2,800,000, which closed during the second quarter of 1998. The Partnership has used $1,791,000 of the proceeds from this sale to purchase replacement properties pursuant to a tax-deferred exchange. The Partnership believes these replacement properties are better aligned with the Partnership's property development plan than the Crescent Lake property.

The Partnership's largest development is in Port Ludlow, Washington. During the three months ending September 30, 1998, the Partnership's development at Port Ludlow generated revenues of $1,684,000 on 9 finished lot sales and 5 home sales. This compares to the prior year's comparable period sales of $1,038,000 on 4 finished lot sales and 3 home sales. During the first three-quarters of 1998 the Partnership's development at Port Ludlow generated revenues of $3,879,000 on 19 finished lot sales and 11 home sales. This compares to the prior year's comparable period sales of $3,191,000 on 13 finished lot sales, and 9 home sales. Revenue realized per sale depends on the quality and size of the home, the subdivision, and the location of the lot.

Revenues from Income-Producing Properties totaled $1,844,000 and $1,675,000 for the three months ending September 30, 1998 and 1997, respectively. On a year-to-date basis, revenues were $4,068,000 and $3,861,000 for the periods ending September 30, 1998 and 1997, respectively. The increase in revenues resulted from modest increases in most of the properties included in the Income-Producing Properties business.

The Partnership's residential development inventory includes a number of residential subdivisions encompassing a broad spectrum of prices in several locales. The Partnership continues to be in the planning and entitlement phases for several developments located in the West Puget Sound region. In 1997, the City of Bremerton approved the Partnership's request for preliminary planned unit development status on a 260-acre property. The industrial portion of the Bremerton property is 60 acres. Construction of the off-site sewer at this site is completed and the Partnership is focusing on its marketing plan. With respect to other properties, the Partnership continues to work with officials in Gig Harbor regarding the development of a 320-acre mixed-use project, Peacock Hill, located within the Gig Harbor city limits. The Partnership has two additional ongoing projects in Kitsap County, a 720-acre residential development in Kingston and a 200-acre residential development in Hansville. While significant progress has been made in the governmental entitlement process, final approval is currently stalled pending the outcome of an unrelated court case that will establish the appropriate zoning and development regulations applicable to projects pending throughout the county.

Land holdings throughout Washington state are affected by the state's Growth Management Act, which requires counties to submit comprehensive plans that designate the future direction of growth and stipulate where population densities are to be concentrated. Kitsap County's compliance with the Growth Management Act is currently pending before a state hearings board. While subject to further appeals, a decision of the state hearings board is anticipated in 1999. Jefferson County has adopted a

Comprehensive Plan intended to meet the requirements of the Growth Management Act. While subject to appeal, the Comprehensive Plan designates Part Ludlow as a Master Planned Resort, which will facilitate the ability to further develop the area. The Partnership is now working with the local residents and Jefferson County officials to develop related zoning ordinances to permit future growth and development.

On May 1, 1998 the Partnership announced an internal realignment of its Real Estate Development segment into new subsidiary entities. This is expected to enhance the Partnership's ability to measure the financial performance of this operation and provide flexibility for future growth plans.

Changes in the local and national economies as well as changes in the regulatory environment affect revenues from real estate development. There can be no assurance that the Partnership will be successful in receiving the necessary regulatory approvals that make its real estate development activities possible.

OTHER

The Partnership is a 50% joint venture partner in Ludlow Associates, which owns and manages the 36-room Heron Beach Inn at Ludlow Bay. The Partnership's share of joint venture income and (loss) was $1,000 and ($3,000) for the three months ending September 30, 1998 and 1997, respectively, and ($170,000) and ($223,000) for the nine months ended September 30, 1998 and 1997, respectively. The Partnership is currently negotiating a possible purchase of the remaining 50% interest in the Inn. The Inn has outstanding debt of $4,900,000 that the Partnership would either assume, pay off, or otherwise refinance if the remaining 50% interest is acquired.

Operating expenses for the Partnership were $3,135,000 and $2,051,000 for the three months ending September 30, 1998 and 1997, respectively. On a year-to-date basis, operating expenses were $8,933,000 and $5,713,000 for the periods ending September 30, 1998 and 1997. The increase in operating expenses was primarily due to an increase in payroll and facility expenses associated with the IPMB, particularly to meet staffing needs related to the HTRG contract.

Selling and administrative expenses were $2,162,000 and $1,303,000 for the three months ending September 30, 1998 and 1997, respectively. On a year-to-date basis selling and administrative expenses were $6,096,000 and $4,498,000 for the periods ending September 30, 1998 and 1997, respectively. The increase in selling and administrative expenses was primarily due to payroll, information technology and other costs associated with continuing enhancement of the Partnership's internal systems. For the nine months ended September 30, 1998 and 1997 selling and administrative expenses as a percentage of revenues decreased to 17% from 19% of revenues. The decrease in selling and administrative expenses as a percentage of revenues is due to better leveraging of existing selling and administrative expenses given the increase in revenues resulting from the IPMB.

Consistent with the Amendment to the Partnership Agreement authorizing management to pursue the IPMB, the Partnership has allocated 20% of income earned from the IPMB during the first three-quarters of 1998 to Pope MGP, Inc. under the unitholder-approved formula. The IPMB income allocation to Pope MGP, Inc. for the three months and nine months ending September 30, 1998 was $63,000 and $243,000, respectively.

Included in the consolidated financial statements of the Partnership are three wholly owned subsidiary corporations that are taxable. The taxable entities are ORM, Inc. (ORMI), Olympic Real Estate Management, Inc. (OREMI), and Olympic Water and Sewer, Inc. (OWSI). OREMI and OWSI have not incurred income tax expense as of September 30, 1998 and are not expected to incur income tax expense during 1998. As of September 30, 1998, ORMI, the subsidiary through which the Partnership holds its interest in ORMLLC has incurred $217,000 and $348,000 in income tax expense for the three months and nine months ending September 30, 1998, respectively. ORMI is projected to continue to generate taxable income through the balance of 1998.

The Partnership's depositary receipts (units) are currently quoted on the Nasdaq National Market System under the symbol POPEZ. In the second quarter of 1998, the Partnership requested and received permission from the Pacific Exchange and the U.S. Securities and Exchange Commission to de-list from the Pacific Exchange.

The Partnership has hired a consulting firm to help evaluate the Partnership's exposure to year 2000 (Y2K) issues and to develop a plan to fix hardware or software identified that is not Y2K compliant. In addition to evaluating internal risks, management is working with customers and vendors to determine the potential exposure resulting from third parties not adequately addressing Y2K issues. Projected costs of identifying Y2K issues, fixing software and hardware that is not Y2K compliant, and querying major vendors and customers to determine their state of readiness are not expected to be greater than $250,000. Costs incurred on the Y2K project as of September 30, 1998 are $87,000. The Partnership has not identified any significant systems, vendors, or customers that will require a contingency plan to deal with lack of compliance with Y2K. The Y2K project is proceeding as planned and is expected to be complete by mid 1999.

Based on work performed to date on the Y2K project the Partnership's risk resulting from the failure of internally used systems does not appear to be material. The greater risk results from customers and vendors with which the Partnership does business and the possibility that those business partners would not be able to operate as a result of significant failures in their systems or their vendors' systems. The Partnership is addressing this risk through contacting significant vendors and customers to ask for some assurance that they will be able to continue operating after the year 2000. In most instances the Partnership must rely on assurances from these business partners that the Y2K issue will not cause a significant interruption in their business as there is not an effective way to test such assurances. In the event that a significant customer or vendor were not able to operate after the year 2000, the resulting interruption in the Partnership's business could lead to costs in excess of the Partnership's estimate of expenses to fix the Y2K problem.

LIQUIDITY AND CAPITAL RESOURCES

The Partnership depends upon funds generated internally through operations and external financing to provide the required resources for the Partnership's timber operations, real estate development, capital expenditures and business development activities. The Partnership considers its capital resources to be adequate for its real estate development and other business development plans. At September 30, 1998, the Partnership had available an unused $20 million bank loan commitment.

Management has considerable discretion to increase or decrease the level of logs cut and thereby may increase or decrease net income and cash flow. The Partnership's current plan is to harvest approximately 38 million board feet of timber in 1998. Since harvest plans are based on demand, price and cash needs, actual harvesting may vary subject to management's on-going review.

Cash provided by operating activities was $8,107,000 for the nine months of 1998, and overall cash and cash equivalents increased by $3,544,000 during the nine-month period. The cash generated in this period was primarily used for capital expenditures of $2,178,000 and cash distributions to unitholders of $1,808,000.

The fourth quarter 1997 cash distribution of $.10 per unit, payable to unitholders of record on December 30, 1997, was paid on January 15, 1998. The first quarter 1998 cash distribution of $.10 per unit, payable to unitholders of
record on March 31, 1998, was paid on April 15, 1998.   The second quarter 1998
cash distribution of $.10 per unit, payable to unitholders of record on June 1, 1998 was paid on June 15, 1998. The third quarter 1998 cash distribution of $.10 per unit, payable to unitholders of record on September 11, 1998 was paid on September 25, 1998.

A fourth quarter 1998 cash distribution of $.10 per unit has been approved, payable to unitholders of record on December 1, 1998 and to be paid on December 15, 1998.

                                       PART II

Items 1 through 5 are not applicable.

6.   EXHIBITS AND REPORTS ON FORM 8-K

None.

Exhibit 27.    Financial Data Schedule

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


                                   POPE RESOURCES,
                                   A Delaware Limited Partnership
                                   Registrant



Date: November 11, 1998                      By:  POPE MGP, Inc.
                                   Managing General Partner


Date: November 11, 1998            By:
                                      -----------------------------------------
                                   Gary F. Tucker
                                   President and Chief Executive Officer


Date: November 11, 1998            By:
                                      -----------------------------------------
                                   Thomas M. Ringo
                                   Sr. Vice President Finance & Client Relations
                                   (Principal Financial Officer)


Date: November 11, 1998            By:
                                      -----------------------------------------
                                   Meredith R. Green
                                   Vice President Finance and Treasurer
                                   (Principal Accounting Officer)