Form 10-K405
period 1998-12-31
POPE RESOURCES LTD PARTNERSHIP
filed 1999-03-19
CIK 784011

                    SECURITIES AND EXCHANGE COMMISSION
                          WASHINGTON, D.C. 20549

                                   10-K

  X        Annual Report Pursuant to Section 13 or 15(d) of the Securities
-----      Exchange Act of 1934 [Fee Required]

For the fiscal year ended December 31, 1998, or

           Transition report pursuant to Section 13 or 15(d) of the Securities
-------    Exchange Act of 1934 [No Fee Required]

For the transition period from                 to
                               ---------------    ----------------

Commission File No. 1-9035

                 POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

        DELAWARE                                               91-1313292
-----------------------                                  -----------------------
(State of Organization)                                  (IRS Employer I.D. No.)

                      P.O. BOX 1780, POULSBO, WA   98370
               -------------------------------------------------
               (Address of principal executive offices Zip Code)

Registrant's telephone number, including area code: (360) 697-6626

Securities registered pursuant to Section 12(b) of the Act:

    TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
    ---------------------------       -----------------------------------------
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

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. [X]

         Approximate aggregate market value of the non-voting equity in the form of units held by nonaffiliates of the registrant as of March 5, 1999 was $104,386,064.

                   DOCUMENTS INCORPORATED BY REFERENCE:
                                SEE ITEM 14

         Exhibit Index Item IV.

                                    PART I

         ITEM 1.    BUSINESS

         Pope Resources, A Delaware Limited Partnership (the "Partnership") was organized in October, 1985 as a result of a spin-off by Pope & Talbot, Inc. (P&T) of certain of its assets, and two of its subsidiaries (Ludlow Water Company and Gamble Village Water & Sewer Company). The Partnership is a successor to Pope & Talbot Development, Inc. and other P&T affiliates. P&T acquired its first timberlands in the Puget Sound area in 1853.
The Partnership formed Ludlow Bay Realty, Inc. in 1993.

         In March 1997, the Partnership's unitholders authorized management to expand its timberland business with the Investor Portfolio Management Business
(IPMB). The IPMB has two complementary business strategies: portfolio development and timberland management. Portfolio development's goal is to build and manage diversified portfolios of timberlands for third-party investors, sometimes acting exclusively as an investment manager, while at other times co-investing as a partner on behalf of Pope Resources. Timberland management's mandate is to provide a full range of management services to third-party owners of timberlands. ORM, Inc. and Olympic Resource Management LLC (ORMLLC) were formed in 1997 to facilitate the IPMB activities.

         The amendment to the Limited Partnership Agreement authorizing management to pursue the IPMB business limits cumulative net expenditures to $5,000,000, including debt guarantees. As of December 31, 1998, cumulative net expenditures, incurred in pursuit of IPMB opportunities, including guarantees, totaled approximately $1,337,000 net of income generated. The amendment further specifies that income from the IPMB will be split using a sliding scale allocation method beginning at 80% to ORM, Inc., a subsidiary of Pope Resources and 20% to Pope MGP, Inc., the managing general partner of the Partnership. The sliding scale allocation method will evenly divide IPMB income between ORM, Inc. and Pope MGP, Inc. once such income reaches $7,000,000 in a given fiscal year.

         During 1998, the Partnership formed ORM International, Inc. and ORM Resources Canada Ltd. to facilitate the acquisition of assets comprising Simons Reid Collins, a division of H.A. Simons Ltd. of Vancouver, British Columbia. These assets and employees are expected to expand the Partnership's ability to market forest management and consulting services globally and expand its array of consulting services available to owners and managers of timberlands.

         Also during 1998, the Partnership formed the following wholly owned subsidiaries: Olympic Property Group LLC, Olympic Real Estate Development LLC, and Olympic Resorts LLC, and changed the name of Ludlow Bay Realty, Inc. to Olympic Real Estate Management, Inc. and Ludlow Water Company to Olympic Water and Sewer, Inc. In 1991, Pope Resources became a partner in Ludlow Associates, a Washington partnership, for the purposes of ownership of the Heron Beach Inn on Ludlow Bay. In 1998, Ludlow Associates was dissolved and Pope Resources acquired the entire ownership of the Heron Beach Inn on Ludlow Bay.

                    FINANCIAL INFORMATION ABOUT SEGMENTS

         Segment financial information is presented in Note 11 to the Partnership's Financial Statements included with this report.

                      NARRATIVE DESCRIPTION OF BUSINESS

         The Partnership operates in two primary industry segments: (1) Timberland Resources and (2) Real Estate. The Partnership's largest segment, Timberland Resources, encompasses the growing and harvesting of timber from the Partnership's tree farm and management of tree farms owned by others. This segment also includes revenue earned through providing forestry consulting services to owners and managers of timberlands. The Partnership's other segment, Real Estate, consists of residential development and income-producing properties. The following is a description of each industry segment.

         TIMBERLAND RESOURCES

         The Timberland Resources segment's key operation is the management of over 600,000 acres of timberlands for the Partnership and third-party investors. The Partnership's tree farm represents approximately 76,000 of the 600,000 acres under management. Operations consist of the growing of timber to its optimal harvest age, and the subsequent harvesting and marketing of timber and timber products to both domestic and Pacific Rim markets. The Partnership earns revenue from management and consulting fees received from third-party investors and the sale of timber products from the Partnership's tree farm. This segment produced 68%, 65%, and 65% of the Partnership's consolidated gross revenues in 1998, 1997 and 1996, respectively.

         All of the activities of the IPMB are currently conducted within this segment. The vehicle for the IPMB is ORMLLC, which seeks investors interested in developing risk-diversified portfolios of timberland and timberland management opportunities in the United States, Canada, and other strategic locations globally. The IPMB business generates fee income directly and indirectly through ORMLLC's services to large investors in acquiring, managing, and eventually disposing of timberland investments. ORMLLC also earns revenue by providing timberland consulting services to owners and managers of timberland assets. In December 1997, ORMLLC entered into a contract with the Hancock Timber Resource Group following a competitive bid process to manage over 500,000 acres of timber holdings. ORMLLC operates nine field offices managing timberland in Washington, Oregon, California, and British Columbia.

         With the formation of ORM International, Inc. and ORM Resources Canada Ltd. in 1998, the Partnership will expand its presence outside the U.S. ORM Resources Canada Ltd. provides consulting services in forest inventory, timber supply analysis, timber sale cruising and forest resource mapping to a broad range of clients in western Canada. It also provides timberland management services on 60,000 acres on Vancouver Island together with general forestry consulting services for projects in Argentina and Jamaica. The company has offices throughout western Canada and in Buenos Aires, Argentina. The resources used to provide consulting and management services for third parties are also utilized to manage the Partnership's own tree farm near Seattle, Washington.

         The dominant timber species on the Partnership's 76,000-acre tree farm is Douglas-fir. Douglas-fir is noted for its strength, flexibility and other physical characteristics that make it generally preferable to other softwoods and hardwoods for the production of construction grade lumber and plywood. As of December 31, 1998, the tree farm's total softwood inventory volume was estimated to be 432 million board feet (MMBF). This compares to inventory volumes of 457 and 470 MMBF at December 31, 1997 and 1996, respectively. Due to Washington State forest practice regulations that provide for limited clear-cut size, riparian management zones, wildlife leave trees, wetlands requirements and other harvest restrictions, the Partnership estimates that between 7% and 10% of the aforementioned volume is not available for harvest. The merchantable timber volume is accounted for by the Partnership's standing timber inventory system, which utilizes periodic statistical sampling of the timber (cruising) with annual adjustments made for estimated growth and the depletion of areas harvested.

         The Partnership views its tree farm as a core holding and is managing it accordingly. As such, the Partnership's annual harvest policy is to schedule harvesting to coincide with a given stand's economic rotation age, consistent with rate-of-harvest regulations in the State Forest Practices Act. From year to year, the policy allows for flexibility in response to the external environment. For instance, when log markets are weak, annual harvest levels might be reduced whereas in strong log markets, the annual levels may be above the average. The Partnership's harvesting schedules are based on both inventory data and projected growth rates. Inventory data includes species, site index, classification of soils, volume, size and age of the timber. From this information, the Partnership develops its annual and long-term harvesting plans predicated on existing and anticipated economic conditions with the objective of maximizing the long-term returns.

          The Partnership markets timber in one of two ways. Management engages independent logging contractors to harvest the standing timber and manufacture it into logs which management then sells on the open market. Logs produced are sold both domestically and internationally. One of the principal international markets served is the Pacific Rim. Logs going to this destination are generally sold to brokers who in turn sell direct to offshore destinations. Japan is by far the largest consumer of the international market, though Korea and China are significant from time to time.

         The second method in which timber is sold is through stumpage sales, where standing timber is sold on the stump to purchasers that in turn manage the harvesting and marketing of the timber. These operations are governed by provisions of the sales contract, and are closely monitored by management to facilitate sound forestry and stewardship practices and regulatory compliance. Stumpage sales are generally used in unique situations where returns can be improved through the involvement of outside parties.

         There are many competitors of the Partnership, most of whom are comparable in size or larger. The principal areas of competition in the timber business are quality, pricing and the ability to satisfy volume demands for various types and grades of logs to respective markets. Management believes that the location, type and grade of the Partnership's timber will enable it to effectively compete in these markets. However, the Partnership's products are subject to increasing competition from a variety of non-wood and engineered wood products as well as competition from foreign-produced products.

         The Partnership's timberland operations require activities which include reforestation, competing brush control, thinning of the timber to achieve optimal spacing after stands are established, and fertilization. During 1998, the Partnership planted 1,048,000 seedlings on 2,600 acres. This compares to 1997 and 1996 in which the Partnership planted 902,000 and 658,000 seedlings on 2,073 and 1,440 acres, respectively. Management's policy is to stay current on its reforestation program, returning all timberlands to productive status as soon as economically feasible following harvest.

         Over the longer term, management anticipates that population and economic pressures will contribute to the development of increasing portions of its tree farm. To offset the resulting reductions in the timberland base, management is actively seeking acquisitions and trades that enhance tree farm ownership.

         Timberland Resources is a year-round operation of the Partnership and presently employs 120 full-time salaried employees and up to 15 part-time and seasonal personnel.

         REAL ESTATE

         The Real Estate segment consists of residential development together with ownership and management of income-producing properties. The Real Estate segment produced 32%, 35%, and 35% of the Partnership's consolidated gross revenues in 1998, 1997, and 1996, respectively.

         Residential development consists of the sale of single-family homes, finished lots and undeveloped acreage. The principal activity of residential development consists of building residential dwellings and developing lots in Port Ludlow. This division's key assets include approximately 4,000 acres of land located in western Washington, of which the focus for development is Port Ludlow. Port Ludlow is an active adult community on approximately 2,000 acres of which 1,300 acres are still owned by the Partnership. Work is progressing on five remaining subdivisions in this community. Progress is being made in activities ranging from permit approval to actual construction for the final 500 lots in this development. Although the Partnership is working closely with the local government and community, there can be no assurance that all of the remaining subdivisions will be fully approved for development.

         The income-producing properties in this segment consist of a 300-slip marina, a 27-hole championship golf course, a commercial shopping center, an RV park, a restaurant/lounge and related facilities, and the water and sewer utilities serving the Port Ludlow, Washington area. In addition, the Partnership manages residential and commercial properties in Port Gamble and Kingston, Washington.

         On December 31, 1998, the Partnership dissolved Ludlow Associates, a Washington partnership, and acquired the entire ownership interest in all Ludlow Associates' assets, including the Heron Beach Inn on Ludlow Bay. Prior to this event, the Partnership was a 50% joint venture partner in Ludlow Associates. The acquisition will facilitate promotion of the Heron Beach Inn on Ludlow Bay as part of a destination resort at Port Ludlow. The Inn, golf course, marina, and RV park business is seasonal, with the peak season beginning in May and running through September of each year.

         Other real estate development activities are located in Bremerton, Gig Harbor, Kingston, and Hansville. The 260-acre Bremerton project is entirely located within the city limits. About 60 acres will be devoted to an industrial park, while the remaining 200 acres is slated for residential development. Preliminary project approval for the development was received in 1997 and marketing activities for the industrial park will commence in 1999.

         Gig Harbor, a suburb of Tacoma, is the site of a 320-acre mixed-use development consisting of 200 acres for residential development; 120 acres for a business park; and a site for a neighborhood commercial center. Preliminary environmental studies were completed in 1997 and the Partnership continues to work with local officials in Gig Harbor on the development plans.

         There are two on-going projects in Kitsap County, a 720-acre residential development in Kingston and a 200-acre residential development in Hansville. While significant progress has been made in the governmental entitlement process, final approval is currently stalled pending the outcome of a court case, in which the Partnership is not a party, that will establish the appropriate zoning and development regulations applicable to projects pending throughout the County.

         The Partnership's land sales activities are closely associated with the management of its timberlands. After logging its timberlands, the Partnership has the option of reforesting the land, developing it for sale as improved property, or selling it in developed or undeveloped acreage tracts. Management continually evaluates timberlands in terms of their best economic use, whether it means continuing to grow timber or reclassifying the property for sale or development. As the Partnership reclassifies timber properties for sale or development, the Partnership may replace such timber properties with land purchases in more remote areas. Although the Partnership believes it has adequate land inventory for future development, additional properties may be purchased, as they become available.

         The Partnership competes for property sales with other real estate development companies, which are as large or larger than the Partnership and have substantial acreage for sale and development. Management believes location, price and terms of sale enable the Partnership to compete effectively in these markets.

         The residential development division's backlog of sales was approximately $890,500 as of December 31, 1998, all of which are expected to close in 1999. This compares to sales backlogs of $926,900 and $1,089,000 as of December 31, 1997 and 1996, respectively.

         Real Estate presently employs 35 full-time salaried employees and has in the past employed up to an additional 80 part-time and seasonal personnel.

                  The total number of employees not otherwise classified under a segment is 40 full-time salaried employees. No employee is a member of a labor union.


         ITEM 2.    PROPERTIES

         See the discussion of each segment under "Item 1. Business."

         ITEM 3.    LEGAL PROCEEDINGS

         None.

         ITEM 4.    SUBMISSION OF MATTER TO A
                    VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Partnership's unitholders during 1998.

                                  PART II

         ITEM 5.    MARKET FOR PARTNERSHIP'S UNITS
                    AND RELATED SECURITY HOLDER MATTERS

         The units are traded on the Nasdaq National Market System. The Partnership's units trade under the ticker symbol "POPEZ". The following table sets forth the 1998-1997 quarterly range of high and low prices for the Partnership's units, as adjusted for the 5 for 1 unit split completed in November 1997:

                                1998                          1997
                        --------------------         ---------------------
                         High           Low           High           Low
                        ------         ------        ------         ------
First Quarter           $29.00         $24.06        $21.60         $17.40

Second Quarter          $31.00         $26.63        $23.60         $20.30

Third Quarter           $29.50         $27.88        $27.20         $22.75

Fourth Quarter          $32.50         $27.63        $31.00         $26.00

         As of March 1, 1999, there were approximately 900 beneficial holders and 417 registered holders of 4,519,470 outstanding units.

         During 1998, cash distributions totaled $1,807,000, consisting of quarterly distributions of 10 cents per unit each quarter. The fourth quarter distribution of 10 cents per unit was paid on December 15, 1998. During 1997, cash distributions totaled $2,215,000 consisting of 14 cents, 14 cents, 11 cents, and 10 cents per unit. The fourth quarter distribution of 10 cents per unit was paid on January 15, 1998. All cash distributions are at the discretion of the Partnership's managing general partner, Pope MGP, Inc.

         ITEM 6.    SELECTED FINANCIAL DATA

         The financial information set forth below for each of the years ending December 31, 1994 through 1998 is derived from the Partnership's audited financial statements. This information should be read in conjunction with the financial statements and related notes included with this report and previously filed with the Securities and Exchange Commission. Per unit amounts reflected below have been restated for the 5 for 1 unit split completed in 1997.

                                                (Thousands, except per unit data)
                                     -----------------------------------------------------
                                       1998        1997        1996       1995       1994
                                     -------     -------     -------    -------    -------
TOTAL REVENUES                       $42,952     $30,109     $33,013    $36,162    $30,085
                                     -------     -------     -------    -------    -------
                                     -------     -------     -------    -------    -------
INCOME FROM OPERATIONS               $10,363     $ 4,854     $ 9,818    $14,799    $10,572
                                     -------     -------     -------    -------    -------
                                     -------     -------     -------    -------    -------
NET INCOME                           $ 8,792     $ 3,509     $ 8,334    $13,090    $ 8,893
                                     -------     -------     -------    -------    -------
                                     -------     -------     -------    -------    -------
EARNINGS PER PARTNERSHIP
UNIT-FULLY DILUTED                   $  1.94     $   .78     $  1.84    $  2.90    $  1.93
                                     -------     -------     -------    -------    -------
                                     -------     -------     -------    -------    -------
DISTRIBUTION PER UNIT                $   .40     $   .49     $   .82    $  1.06    $   .72
                                     -------     -------     -------    -------    -------
                                     -------     -------     -------    -------    -------
TOTAL ASSETS                         $62,706     $56,319     $54,599    $54,147    $52,879
                                     -------     -------     -------    -------    -------
                                     -------     -------     -------    -------    -------
LONG-TERM DEBT                       $13,818     $14,323     $14,678    $17,992    $25,545
                                     -------     -------     -------    -------    -------
                                     -------     -------     -------    -------    -------
PARTNERS' CAPITAL                    $45,896     $38,911     $37,616    $32,988    $24,824
                                     -------     -------     -------    -------    -------
                                     -------     -------     -------    -------    -------

         ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This discussion should be read in conjunction with the Partnership's consolidated financial statements included with this report.

                           RESULTS OF OPERATIONS

TIMBERLAND RESOURCES

         Timberland Resources revenues were $29.3 million, $19.5 million, and $21.6 million for the years ended December 31, 1998, 1997, and 1996, respectively. The 1998 increase in revenues resulted primarily from timberland management fees. The decrease in revenues for 1997 resulted from weakening timber prices partially offset by a small increase in timber volume harvested.

         Olympic Resource Management LLC (ORMLLC) is the western regional timberland manager for the Hancock Timber Resource Group (HTRG). The contract covering these services commenced on January 1, 1998, and currently covers timberland management services for over 500,000 acres in Washington, Oregon, California, and British Columbia. Total acres under management for HTRG is subject to change from time to time as HTRG's client portfolios are adjusted. As such changes occur, Timberland Resources revenues will fluctuate with an increase in acres bringing a positive impact and a decrease in acres producing an adverse effect. An example of such a portfolio change occurred recently when HTRG, on behalf of one of its pension fund clients chose to sell 25,000 acres of timberlands in northern California.

         Other changes can potentially occur if existing HTRG clients choose to select an investment manager other than HTRG. An example of such a change occurred recently when HTRG was notified of the State Teachers Retirement System of Ohio's (STRSO) plan to change investment managers in the first half of 1999. This will affect the Partnership inasmuch as ORMLLC has been managing 97,000 acres of STRSO's portfolio on behalf of the current investment manager HTRG. The decrease in acres under management is expected to have an adverse effect on revenues in 1999.

         While timberland management fees were the primary factor driving an increase in this segment's revenues in 1998, increased revenues also resulted from higher timber harvest volumes on timberlands owned by the Partnership. The Partnership harvested the following softwood timber:

--------------------------------------------------------------------------
      Year        Softwood
                   Sawlogs             Pulp Logs              Totals
--------------------------------------------------------------------------
              Volume     Price     Volume     Price     Volume     Price
               MMBF      $/MBF      MMBF      $/MBF      MMBF      $/MBF
              ------------------------------------------------------------
      1998     28.6      $583        9.5      $251       38.9      $500
      1997     24.7       698        7.0       217       33.2       584
      1996     23.4       808        5.3       220       31.6       698
--------------------------------------------------------------------------

         Log revenues from the Partnership's timberland ownership are significantly affected by export log market conditions. The majority of the Partnership's export log volume is sold to Japan. Indirect sales to the export market totaled 8.6 MMBF, 10.3 MMBF, and 12.3 MMBF of softwood logs for 1998, 1997, and 1996, respectively. The average price per MBF realized for export logs sold was $681, $794, and $968 for 1998, 1997, and 1996, respectively. The decline in export log volumes and prices over this period reflects the weakening Japanese economy and strengthening U.S. dollar.

         Sales to the export market totaled 20%, 42%, and 55% of segment revenues for 1998, 1997, and 1996, respectively. The decrease in 1998 of export revenues as a percent of total segment revenues is caused by both a decrease in export log volumes and an increase in total revenue as a result of the increase in timberland management activities. Management anticipates that the recovery in the Japanese economy will be modest at best and thus housing starts and the corresponding demand for imported logs will remain relatively flat in 1999.

         Weak export markets have also had an adverse impact on domestic log prices in 1998, as log volume was diverted from the export to the domestic market and thus supply increased relative to demand. Domestic sawlog volumes were 20.0 MMBF, 14.4 MMBF, and 11.1 MMBF in 1998, 1997, and 1996 respectively. Average domestic log prices per MBF were $541, $630, and $631 for 1998, 1997, and 1996, respectively. Weak 1998 pricing occurred despite very strong U.S. housing starts. Continued weakness in the export log market combined with a possible slowdown in the U.S. economy may have a negative impact on domestic sawlog prices in 1999.

         Pulp log volumes were 9.5 MMBF, 7.0 MMBF, and 5.3 MMBF for 1998, 1997, and 1996, respectively. The increase in pulp log volume in 1998 and 1997 was due to both an increase in overall timber harvested and the Partnership's harvest of a higher relative percentage of timber stands that had not been previously thinned. These stands generally contain a higher proportion of lower-quality pulp logs than stands that have been previously thinned. These timber stands were not thinned because of topographic and local log market conditions that caused the cost of thinning to exceed the anticipated benefit. By harvesting these lower-quality timber stands during periods of weak export markets and leaving higher-quality stands to grow in both volume and value, the overall value of the Partnership's timberland holdings is enhanced. Pulp log prices were $251, $217, and $220 per MBF for 1998, 1997, and 1996, respectively.

         Additionally, a land sale to the Washington State Department of Fish & Wildlife for $887,000 was completed during 1998. For tax purposes, profit from the land sale was not recognized pursuant to a tax-deferred exchange.

         In the operation and management of its tree farm, the Partnership is subject to federal, state and local laws, that govern land use. Management's objective is to be in compliance with such laws and regulations at all times. They anticipate that increasingly strict requirements relating to the environment, threatened and endangered species, natural resources, forestry operations, and health and safety matters, as well as increasing social concern over environmental issues, may result in additional restrictions on the timber operations of the Partnership. This will in turn result in increased costs, additional capital expenditures and reduced operating flexibility. Although management does not consider current laws and regulations to be materially burdensome, there can be no assurance that future legislative, governmental, or judicial decisions will not adversely affect the Partnership's operations.

         Risk of loss from fire, while possible on any timberland, is minimized on Partnership lands for several reasons. First, the Partnership maintains a well-developed road system that allows access and quick response to any fire that may occur. Second, management maintains a fire plan and program that provides for increased monitoring activities and requires all operators to maintain adequate fire suppression equipment during fire season. All of management's activities are supplemented by the Washington State Department of Natural Resources, which is ultimately responsible for all fire suppression activities in the state.

REAL ESTATE

         Real Estate revenues for the years ended December 31, 1998, 1997, and 1996 were $13.6 million, $10.6 million, and $11.4 million, respectively. These revenues were derived from residential development and income-producing properties. Residential development consists of the sale of single-family homes, developed lots, and undeveloped acreage. Income-producing properties consist of the 36-room Heron Beach Inn on Ludlow Bay, a 300-slip marina, a 27-hole championship golf course, a commercial center, an RV park, a restaurant/lounge and related facilities leased to Village Resorts, Inc., and the water and sewer utilities providing service to properties in the Port Ludlow area. They also include the Port Gamble townsite and a residential and commercial property in Kingston, Washington.

         Revenue from residential development totaled $8.6 million, $5.8 million, and $6.9 million for the years ended December 31, 1998, 1997, and 1996, respectively. The primary source of increased residential development revenue in 1998 was an increase in undeveloped acreage sales from $.5 million in 1997 to $3.6 million in 1998. The majority of this increase is attributable to the sale of a 980-acre property for $2.8 million. The Partnership utilized $1.8 million of the proceeds from this sale to purchase replacement properties pursuant to a tax-deferred exchange. The Partnership believes the replacement properties are better aligned with other property development plans and relative to developing the property that was sold, resulting in an income stream that is nearer term in nature. Revenue in 1996 included the recognition of $.5 million of previously deferred revenue. The revenue was recognized in 1996 when a contract on a large parcel was paid.

         The Partnership's largest development is in Port Ludlow, Washington. During 1998, the Partnership's development at Port Ludlow generated revenues of $4.6 million through the sale of 13 developed lots and 21 homes. These compare to 1997 sales of $4.7 million for 17 developed lots and 13 homes, and 1996 sales of $5.0 million for 8 developed lots and 17 homes. Revenue per sale depends on the quality and size of the home, features of the subdivision, and location of the lot.

         Revenue from income-producing properties totaled $5.0 million, $4.8 million, and $4.5 million for the years ended December 31, 1998, 1997, and 1996, respectively. The increase in revenues is due to a modest revenue increase in most of the properties included in the Partnership's income-producing properties portfolio. During 1998, 1997, and 1996, the Partnership participated in a joint venture to operate the 36-room Heron Beach Inn on Ludlow Bay. As a joint venture partner, only the Partnership's share of operations from the joint venture was included in non-operating income/loss. On December 31, 1998, the joint venture was dissolved and the Partnership acquired the entire interest in the Inn, and will include the Inn's results in operating income beginning January 1, 1999. Accordingly, management expects an increase in this segment's revenues in 1999 as the Partnership begins to include Inn revenues in the Partnership's results of operations.

         The Partnership continues to be in the planning and entitlement phases for several developments located in the West Puget Sound region. In 1997, the City of Bremerton approved the Partnership's request for preliminary planned unit development status on a 260-acre property. The industrial portion of the Bremerton property is 60 acres. Construction of the off-site sewer at this site is completed and the Partnership is focusing on its marketing plan. With respect to other properties, the Partnership continues to work with officials in Gig Harbor regarding the development of a 320-acre mixed-use project located within the Gig Harbor city limits. The Partnership has two additional ongoing projects in Kitsap County, a 720-acre residential development in Kingston and a 200-acre residential development in Hansville. While significant progress has been made in the governmental entitlement process, final approval is currently stalled pending the outcome of a court case, in which the Partnership is not a party, that will establish the appropriate zoning and development regulations applicable to projects pending throughout the County.

         Land holdings throughout Washington state are affected by the state's Growth Management Act, which requires counties to submit comprehensive plans that spell out the future direction of growth and stipulate where population densities are to be concentrated. Both Kitsap County and Jefferson County, in which Port Ludlow is located, have received approval by a State hearings board for their Comprehensive Plans. In this plan, Port Ludlow was granted status as a Master Planned Resort, ensuring future build-out and development. The Partnership is now working with local residents and Jefferson County to adopt a zoning ordinance for Port Ludlow.

OTHER

The following table sets forth expenses as a percentage of revenues for the years indicated:

                                                       1998     1997     1996
                                                      ------   ------   -------
Revenues                                               100%     100%     100%
Cost of sales                                           28       36       37
Operating expenses                                      28       25       19
Selling, general, and administrative expenses           20       23       14
                                                      ------   ------   -------
Operating income                                        24%      16%      30%
                                                      ------   ------   -------
                                                      ------   ------   -------

         Cost of sales includes the cost of purchasing and producing tangible goods for sale. As timberland management services expand, the percentage of revenue expended on cost of sales is expected to decrease, as this business does not sell tangible goods. In 1998, cost of sales reflected this expected trend, though cost of sales for the Partnership will fluctuate due to the various methods for selling and harvesting timber and the basis of the land the Partnership sells.

         The increase in operating expense ratio is due to an increase in payroll and facility expenses associated with expanding the timberland under management. As the Partnership continues to develop timberland management and consulting services, the operating expense ratio is expected to increase. The increase in operating expense ratio in 1997 is due to the decline in revenues from 1996 and costs incurred for the ramp-up of the IPMB.

         The decrease between 1997 and 1998 in the selling, general, and administrative (SG&A) ratio is due to the increase in revenues from the timberland management. The SG&A ratio for 1997 increased over 1996 as a result of costs incurred in the launch of the timberland management business, investments in information technology, and expenses related to the proxy statement and unitholder vote on the Investor Portfolio Management Business.

         Interest income increased in 1998 due to a higher average cash balance during the year. The increase in interest income in 1997 relative to 1996 is due to an increase in the balance of real estate contracts receivable.

         The Partnership was a 50% joint venture partner in Ludlow Associates which owned the 36-room Heron Beach Inn on Ludlow Bay. The Partnership's share of joint venture losses was $217,000, $337,000 and $378,000 for the years 1998, 1997, and 1996, respectively. Profitability of the Inn is expected to improve as a result of a reduction in outstanding debt. The Partnership plans to market the Inn along with its golf course and marina as a distinctive resort location in western Washington.

         On October 9, 1997, Pope Resources authorized the first-ever split of its partnership units. Unitholders of record as of October 31, 1997, received an additional four units for each unit then held. The split was intended to bring the units to a price level where they can be more easily traded in the marketplace, and to meet new Nasdaq listing requirements.

LIQUIDITY AND CAPITAL RESOURCES

         Funds generated internally through operations and externally through financing will provide the required resources for the Partnership's real estate development and other capital expenditures. Management may also consider increasing the Partnership's debt ratio to participate in investments in real property, if the investments meet the Partnership's requirements of return and provide a good fit with the Partnership's portfolio of properties. Management considers its capital resources to be adequate for its current plans. At December 31, 1998, the Partnership had available an unused $20 million bank loan commitment.

         Management has considerable discretion to increase or decrease the level of logs cut and thereby may increase or decrease net income and cash flow, assuming log prices and demand remain stable. Management's current plan is to harvest approximately 38 million board feet of timber in 1999. Since harvest plans are based on demand and pricing, actual harvesting may vary subject to management's ongoing review.

         Cash provided by operating activities was $9.2 million for the year ended December 31, 1998. Overall cash and cash equivalents decreased by $1.3 million in 1998. The cash generated was primarily used for cash payments to unitholders of $2.3 million , $.5 million of which was accrued on December 31, 1997, repayments of long-term debt of $2.6 million and capital expenditures related to real property, equipment, roads, and reforestation of $5.0 million. Repayments of long-term debt in 1998 included debt retirement associated with the Heron Beach Inn on Ludlow Bay.

         In 1997, cash provided by operating activities was $5.8 million and was used primarily for cash payments to unitholders of $1.8 million, repayments of long-term debt of $0.3 million, and purchases of equipment and reforestation costs of $3.0 million. In 1996, cash provided by operating activities was $12.3 million and was used primarily for debt repayments of $3.3 million, unitholder distributions totaling $3.7 million, and capital and land expenditures of $2.2 million.

         The Partnership plans to continue making quarterly partnership distributions during 1999.

YEAR 2000 (Y2K)

         The Partnership has hired consultants to help evaluate its exposure related to year 2000 (Y2K) issues and to develop a plan to fix hardware or software that is not Y2K compliant. Projected costs of identifying Y2K issues, fixing software and hardware that is not Y2K compliant, and querying major vendors and customers to determine their state of readiness are not expected to be greater than $250,000. Costs incurred as of December 31, 1998 on assessing Y2K readiness are $120,000. Management is in the process of identifying the hardware, software, and related equipment that must be modified, upgraded, or replaced to minimize the possibility of a material disruption of its business. Management has essentially achieved Y2K compliance for all of its critical internal systems, and expects to complete this process for its remaining systems no later than the third quarter of 1999. In addition to computer equipment, the Y2K consultants are currently assessing the potential impact of addressing potential Y2K compliance issues for other equipment with embedded date-sensitive processors.

         In addition, Management has initiated communications with suppliers of major hardware, software, and other related equipment used, operated, or maintained by the Partnership, to identify and, to the extent possible, resolve issues involving Y2K compliance. The Partnership has not received notification by these suppliers of significant unresolved Y2K problems. However, there can be no assurance that these suppliers will resolve all potential Y2K problems, whether currently known or not, before the occurrence of a material disruption to the business of the Partnership.

         To date, the majority of suppliers and customers contacted have responded to such communications or have indicated that the status of their Y2K compliance has yet to be determined. However, management can give no assurance that the Y2K issue will not materially affect its suppliers or customers. In addition, management can give no assurance that failure by its suppliers and customers to achieve Y2K compliance will not have a significant impact on the Partnership's business. However, management intends to continue with follow-up communications until all critical suppliers and customers have indicated their status and/or compliance. In the event that a significant customer or vendor were not able to operate after the year 2000, the resulting interruption in the Partnership's business could lead to costs in excess of management's estimate of expenses related to Y2K compliance.

         A framework for developing contingency plans in the event of significant interruptions of internal systems or our supplier's or customer's business is currently being developed. Contingency plans are expected to be complete late in 1999. Management believes that the most reasonably likely worst case scenario relating to Y2K compliance could relate to a potential disruption in cash processing from failures of customers and/or financial institutions.

         ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES





                                POPE RESOURCES

                         A DELAWARE LIMITED PARTNERSHIP



                 YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

               POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

                YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996



                                  CONTENTS


                                                                   Page
                                                                   ----
Independent auditors' report                                        17

Consolidated financial statements:

Balance sheets                                                      18

Statements of income                                                19

Statements of cash flows                                            20

Notes to financial statements                                       21

                       INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Unitholders
Pope Resources, A Delaware Limited Partnership
Poulsbo, Washington


We have audited the accompanying consolidated balance sheets of Pope Resources, A Delaware Limited Partnership and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pope Resources, A Delaware Limited Partnership and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

DELOITTE & TOUCHE LLP
Seattle, Washington
February 5, 1999

                POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

            CONSOLIDATED BALANCE SHEETS - DECEMBER 31, 1998 AND 1997

  (Thousands)                                                    1998        1997
                                                               -------     -------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                    $ 2,666     $ 3,950
  Accounts receivable                                              639         680
  Work in progress                                              11,199      10,072
  Current portion of contracts receivable                          611       1,433
  Prepaid expenses and other                                       368         364
                                                               -------     -------
       Total current assets                                     15,483      16,499
                                                               -------     -------
PROPERTIES AND EQUIPMENT:
  Land and land improvements                                    16,701      15,028
  Roads and timber, net of accumulated depletion
   of $8,868 and $8,090                                         11,272      11,067
  Buildings and equipment, net of accumulated
   depreciation of $12,910 and $12,029                          16,028      10,944
                                                               -------     -------
                                                                44,001      37,039
                                                               -------     -------
OTHER ASSETS:
  Contracts receivable (net of current portion)                  1,780       1,877
  Unallocated amenities and project costs                        1,073         847
  Other                                                            369          57
                                                               -------     -------
                                                                 3,222       2,781
                                                               -------     -------
  Total assets                                                 $62,706     $56,319
                                                               -------     -------
                                                               -------     -------
LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:
  Accounts payable                                             $  777      $   852
  Distributions payable                                             -          452
  Accrued liabilities                                           1,383        1,028
  Current portion of long-term debt                               382          351
  Minority interest                                               256            -
                                                               -------     -------
      Total current liabilities                                  2,798       2,683

Deficit in investment in joint venture                               -         160
Long-term debt                                                  13,818      14,323
Deferred profit                                                    194         242

Commitments and contingencies (Notes 2 and 9)

Partners' capital                                               45,896      38,911
                                                               -------     -------
  Total liabilities and partners' capital                      $62,706     $56,319
                                                               -------     -------
                                                               -------     -------

            See notes to consolidated financial statements.

               POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF INCOME

                YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

(Thousands, except per unit information)                      1998          1997          1996
                                                            --------      --------      --------
Revenues                                                    $ 42,952      $ 30,109      $ 33,013
   Cost of sales                                             (12,120)      (10,937)      (12,160)
   Operating expenses                                        (12,004)       (7,445)       (6,410)
   Selling, general, and administrative                       (8,465)       (6,873)       (4,625)
                                                            --------      --------      --------
Income from operations                                        10,363         4,854         9,818
OTHER INCOME (EXPENSE)
   Interest expense                                           (1,406)       (1,421)       (1,388)
   Interest income                                               618           413           282
   Equity in losses of joint venture                            (217)         (337)         (378)
                                                            --------      --------      --------
                                                              (1,005)       (1,345)       (1,484)
Income before income taxes and minority interest               9,358         3,509         8,334
   Income tax provision                                         (310)          -             -
                                                            --------      --------      --------
Income before minority interest                                9,048         3,509         8,334
   Minority interest                                            (256)          -             -
                                                            --------      --------      --------
Net income                                                  $  8,792      $  3,509      $  8,334
                                                            --------      --------      --------
                                                            --------      --------      --------
NET INCOME:
   Allocable to general partners                            $    117      $     47      $    111
   Allocable to limited partners                               8,675         3,462         8,223
                                                            --------      --------      --------
Net income                                                     8,792         3,509         8,334
                                                            --------      --------      --------
                                                            --------      --------      --------
EARNINGS PER UNIT:
   Basic                                                    $   1.95      $   0.78      $   1.84
                                                            --------      --------      --------
                                                            --------      --------      --------
   Fully diluted                                            $   1.94      $   0.78      $   1.84
                                                            --------      --------      --------
                                                            --------      --------      --------
WEIGHTED AVERAGE UNITS OUTSTANDING:
   Basic                                                       4,519         4,519         4,519
                                                            --------      --------      --------
                                                            --------      --------      --------
   Fully diluted                                               4,534         4,526         4,519
                                                            --------      --------      --------
                                                            --------      --------      --------

           See notes to consolidated financial statements.

               POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

(Thousands)                                            1998          1997          1996
                                                     --------      --------      --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from customers                      $ 41,294      $ 29,371      $ 33,523
   Cash paid to suppliers and employees               (30,693)      (22,575)      (20,078)
   Interest received                                      609           428           302
   Interest paid, net of amounts capitalized           (1,663)       (1,404)       (1,417)
   Income taxes paid                                     (395)          -             -
                                                     --------      --------      --------
     Net cash provided by operating activities          9,152         5,820        12,330
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                                (2,496)       (3,023)       (2,156)
   Business combinations                               (2,476)          -             -
   Joint venture investment                              (610)         (492)         (425)
                                                     --------      --------      --------
     Net cash used for investing activities            (5,582)       (3,515)       (2,581)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions to unitholders                   (2,260)       (1,763)       (3,706)
   Repayment of long-term debt                         (2,594)         (333)       (3,289)
                                                     --------      --------      --------
     Net cash used for financing activities            (4,854)       (2,096)       (6,995)
     Net increase (decrease) in cash and
      cash equivalents                                 (1,284)          209         2,754
CASH AND CASH EQUIVALENTS:
   Beginning of year                                    3,950         3,741           987
                                                     --------      --------      --------
   End of year                                       $  2,666      $  3,950      $  3,741
                                                     --------      --------      --------
                                                     --------      --------      --------
RECONCILIATION OF NET INCOME TO NET CASH
 PROVIDED BY OPERATING ACTIVITIES:
   Net income                                        $  8,792      $  3,509      $  8,334
   Land sold through tax-deferred exchange             (2,677)          -             -
   Cost of land and timber sold                           946           306         1,192
   Minority interest                                      256           -             -
   Land resale expenditures                               (66)         (288)         (106)
   Depreciation and depletion                           2,053         1,647         1,458
   Loss on equity in joint venture                        217           337           378
   Deferred profit                                        (48)          (34)         (511)

INCREASE (DECREASE) IN CASH FROM CHANGES
 IN OPERATING ACCOUNTS:
   Accounts receivable                                     41          (163)          530
   Work in progress                                    (1,353)          539           912
   Contracts receivable                                   919          (498)          566
   Accounts payable and accrued liabilities               280           493          (328)
   Other long-term liabilities                           (118)          -             -
   Other, net                                             (90)          (28)          (95)
                                                     --------      --------      --------
   Net cash provided by operating activities         $  9,152      $  5,820      $ 12,330
                                                     --------      --------      --------
                                                     --------      --------      --------

              See notes to consolidated financial statements.

               POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     NATURE OF OPERATIONS:
              Pope Resources, A Delaware Limited Partnership (the "Partnership"), is a publicly traded limited partnership engaged principally in managing timber resources on its own properties as well as those owned by others, and real estate development activities in the northwest region of the United States. The managing general partner is Pope MGP, Inc. Timberland Resources activities include the sale of logs and fees from the management of tree farms owned by others. Real Estate includes the sale of single-family homes, finished lots and undeveloped acreage, and various commercial property operations.

     PRINCIPLES OF CONSOLIDATION:
              The consolidated financial statements include the accounts of the Partnership and its subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidation.

     MINORITY INTEREST:
              Minority interest represents Pope MGP, Inc.'s interest in the Investor Portfolio Management Business (see Note 10).

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

     CONTRACTS RECEIVABLE:
              The Partnership sells land parcels under contracts requiring a minimum cash down payment of 20% and having financing terms of up to eight years at interest rates of 10%. The Partnership reduces credit risk on contracts through collateral on the underlying land and down payment requirements.

         Principal payments on contracts receivable for the next five years are due as follows:

                             (Thousands)
              1999                                   $611
              2000                                    171
              2001                                    453
              2002                                    257
              2003                                    216

     UNALLOCATED AMENITIES AND PROJECT COSTS:
         Unallocated amenities and project costs represent indirect development costs for long-term real estate development projects. These costs are expensed based on anticipated project sales of residential dwellings and lots over the life of the project.

     PROPERTIES AND EQUIPMENT:
         Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from 5 to 39 years. Depletion of logging roads and costs of fee timber harvested are provided at rates based on unrecovered costs and estimated recoverable volume of softwood timber.

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

     INCOME PER PARTNERSHIP UNIT:
         Basic income per partnership unit is computed using the weighted average number of units outstanding during each year. Diluted income per unit is calculated using the weighted average units outstanding during the year, plus the dilutive impact of unit options outstanding. All unit numbers were adjusted to reflect the 5 for 1 stock split to owners of record on October 31, 1997.

     STATEMENT OF CASH FLOWS:
         The Partnership considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents. Noncash investing activities in 1998 include $2,677,000 of proceeds from land sales received by tax-deferred exchange facilitators and utilized to purchase other real property on behalf of the Partnership and the assumption of $2,239,000 in debt for the acquisition of real property.

     RECLASSIFICATIONS:
         Certain reclassifications have been made to the prior years' financial statements to conform with the current year's presentation.

2.   BUSINESS COMBINATIONS AND JOINT VENTURE

     The Partnership and its subsidiaries completed two acquisitions at the end of December 1998. One of those acquisitions was the purchase of assets comprising the forestry consulting and timberland management business of H.A. Simons Ltd. and will be part of operations for the Timberland Resources segment in 1999. This acquisition was structured primarily as an "earnout," where the Partnership is required to make contingent payments over the next five years provided the acquired operation meets or exceeds specified profitability levels from business outside of the United States.

     The second acquisition involved assets of a joint venture that the Partnership participated in to operate the 36-room Heron Beach Inn on Ludlow Bay in western Washington, which will become part of operations for the Real Estate segment in 1999. Prior to the acquisition, the Partnership owned 50% of the joint venture. As a result of this acquisition the Partnership owns 100% of the Inn. Losses from the joint venture were recorded on the equity method during 1996, 1997, and 1998. The purchase price and the Partnership's basis in the dissolved joint venture were allocated to assets and liabilities acquired.

3.   INCOME TAXES

     The Partnership is not subject to income taxes. Instead, partners are taxed on their share of the Partnership's taxable income, whether or not cash distributions are paid. The provision for income taxes relating to taxable subsidiaries of the Partnership consists of $278,000 in current and $32,000 in deferred taxes in 1998.

     The following schedule reconciles net income reported for financial statement purposes to consolidated taxable income:

(Thousands)                                           1998         1997         1996
--------------------------------------------------------------------------------------
Net income per financial statements                 $ 8,792       $3,509       $8,334
Undistributed subsidiary corporation income          (1,226)           -            -
Difference in reporting depreciation                   (314)        (163)         (37)
Difference in reporting depletion                       (12)        (116)         (27)
Cost basis of land, timber and homes sold               316           29          175
Deferred profit from differences in the use
 of the installment method                             (177)        (128)         330
Deferred gain from land exchange                     (2,771)           -            -
                                                    -------       ------       ------
Taxable income                                      $ 4,608       $3,131       $8,775
                                                    -------       ------       ------
                                                    -------       ------       ------

4.   LONG-TERM DEBT

         Long-term debt at December 31 consists of:

         (Thousands)                                             1998        1997
         --------------------------------------------------------------------------
         Mortgage note payable to an insurance company,
          with interest at 9.65%, collateralized by
          timberlands, with a minimum monthly payment
          of $136,000 and maturing May 2022                    $13,632      $13,935
         Local improvement district assessments, with
           interest ranging from 6.5% to 10%, due
           through 2009                                            411          464
         Other                                                     157          275
                                                               --------------------
                                                                14,200       14,674

         Less current portion                                      382          351
                                                               --------------------
         Total long-term debt                                  $13,818      $14,323
                                                               --------------------
                                                               --------------------

         The Partnership has a $20 million revolving term loan agreement. There was no balance outstanding on the agreement as of December 31, 1998 and 1997. The maximum available borrowings are reduced by $10 million on September 30, 2000 and the agreement expires on September 30, 2001.

         The Partnership debt agreements contain certain financial statement ratio covenants and have tangible net worth requirements. The minimum net worth requirements for the bank and the insurance company notes were $25,856,000 as of December 31, 1998. The net worth requirements increase each year by a percentage of the current year's net income. The mortgage note payable also includes debt repayment provisions in the event that timber harvests exceed specified levels. The Partnership was in compliance with these covenants as of December 31, 1998.

         Principal payments on long-term debt for the next five years are due as follows:

                              (Thousands)
                1999                                   $382
                2000                                    411
                2001                                    448
                2002                                    489
                2003                                    534

5.   PARTNERS' CAPITAL

         The general partners of the Partnership are Pope EGP, Inc., and Pope MGP, Inc. Allocations of partner distributions are based on units held. The following is the Partners' capital account activity for the three years ended December 31, 1998:

                                       General      Limited
          (Thousands)                 Partners     Partners      Total
                                      --------     --------     -------
          January 1, 1996               $460       $32,528      $32,988
            Distributions                (49)       (3,657)      (3,706)
            Net Income                   111         8,223        8,334
                                        ----       -------      -------
          December 31, 1996             $522       $37,094      $37,616
            Distributions                (30)       (2,184)      (2,214)
            Net Income                    47         3,462        3,509
                                        ----       -------      -------
          December 31, 1997             $539       $38,372      $38,911
            Distributions                (24)       (1,783)      (1,807)
            Net Income                   117         8,675        8,792
                                        ----       -------      -------
          DECEMBER 31, 1998             $632       $45,264      $45,896
                                        ----       -------      -------
                                        ----       -------      -------

6.   FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Partnership's financial instruments include cash and cash equivalents, accounts receivable, contracts receivable, and variable rate debt, for which the carrying amount of each approximates fair value. The fair value of contracts receivable was determined based on current yields for similar contracts. The fair value of fixed rate debt having a carrying value of $14,043,000 and $14,399,000 has been estimated based on current interest rates for similar financial instruments and totals $15,614,000 and $15,796,000 as of December
         31, 1998 and 1997, respectively.

7.   UNIT OPTION PLAN

         The Partnership's 1997 Unit Option Plan authorized the granting of nonqualified unit options to employees, officers, and directors of the Partnership. A total of 300,000 units have been reserved for issuance under the plan. Unit options are granted at prices not less than the fair value of the limited partnership units on the date of the grant. The options generally become exercisable annually over a four-year period and have a maximum term of ten years. During 1998, 50,000 options were granted with a strike price of $26.50. During 1997, 42,500 options were granted at a strike price of $20 per unit. As of December 31, 1998, 10,625 options were exercisable.

         The Partnership accounts for unit-based compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation cost for unit options is measured as the excess, if any, of the fair value of the Partnership's units at the date of grant over the amount an employee must pay to acquire the unit. No compensation expense has been recognized on original grants of unit options, which have all had an exercise price not less than the fair value of the Partnership's unit price on the date of the grant. Had compensation expense for unit option grants been recognized based on the fair value at the grant date consistent with the method described in SFAS No. 123, Accounting for Stock-Based Compensation, the Partnership's net income would have been adjusted to the pro forma amounts indicated below:

              (Thousands)                                    1998        1997
                                                            ------      ------
              Net income as reported                        $8,792      $3,509
              Pro forma net income under SFAS No. 123        8,653       3,393

         The fair value of options was calculated using the Black-Scholes option-pricing model, with the following assumptions:

                                                             1998         1997
                                                            -------      -------
              Expected life                                 5 years      5 years
              Risk-free interest rate                        5.0%          5.1%
              Dividend yield                                 1.4%          2.1%
              Volatility                                     .14           .18

8.   EMPLOYEE BENEFITS

         Full-time salaried employees with one year of service are eligible to receive benefits under a defined contribution plan. The Partnership is required to contribute 3% of eligible employee compensation into the plan, which amounted to $230,000, $60,000, and $49,000 for December 31, 1998, 1997, and 1996, respectively.

9.   COMMITMENTS AND CONTINGENCIES

         Performance bonds and letters of credit: In the ordinary course of business, and as part of the entitlement and development process, the Partnership is required to provide performance bonds and letters of credit to ensure completion of certain public facilities. The Partnership had outstanding performance bonds and letters of credit which total $685,000 and $712,000 at December 31, 1998 and 1997, respectively.

         Operating leases: The Partnership has non-cancellable operating leases for office and computer equipment. The lease terms are from 12 to 36 months. Rent expense under the operating leases totaled $340,000, $27,000 and $7,000 for the years ending December 31, 1998, 1997 and 1996, respectively.

         Future minimum rental payments required under non-cancellable operating leases are as follows:

                1999                                $649,000
                2000                                 603,000
                2001                                 193,000

         Contingencies: The Partnership may from time to time be a defendant in various lawsuits arising in the ordinary course of business. Management believes that loss to the Partnership, if any, will not have a material adverse effect to the Partnership's financial condition or results of operations.

10.  RELATED PARTY AND MINORITY INTEREST

         Pope MGP, Inc., is the managing general partner of the Partnership and receives an annual fee of $150,000.

         The minority interest represents Pope MGP, Inc.'s interest in the IPMB. The amendment to the Limited Partnership Agreement authorizing management to pursue the IPMB specifies that net income from the IPMB will be split using a sliding scale allocation method, commencing with 80% to ORM, Inc., a subsidiary of Pope Resources, and 20% to Pope MGP, Inc. The sliding scale allocation method will allocate income evenly between ORM, Inc. and Pope MGP, Inc. once net income from the IPMB reaches $7,000,000 in a fiscal year. The aforementioned amendment authorizing pursuit of the IPMB limits cumulative net expenditures to $5,000,000, including debt guarantees. The Partnership has incurred approximately $1,337,000 of net expenditures and debt guarantees though December 31, 1998.

         A director of Pope MGP, Inc., is also a director of Pope & Talbot, Inc. (P&T). In 1998, 1997 and 1996, the Partnership received lease payments of $75,000 from P&T for lease of a log sorting and storage site at Port Gamble, Washington.

         In 1996, the Partnership sold one of its residential homes at Port Ludlow, Washington, to the Director, President, and CEO of the Partnership in connection with his relocation and employment. The Partnership holds the promissory note for a portion of the purchase price with a balance of $271,000 at December 31, 1998 and 1997. The note bears interest at 6.48% and requires interest-only payments until maturity in 2001.

         The partnership contracts with a relative of the President and CEO to direct the Partnership's outreach efforts, which involves the location of potential timberland properties to be included in investor portfolios. The partnership paid $121,000 and $102,000 to the individual during 1998 and 1997, respectively.

         As of December 31, 1997, the Partnership had a note receivable from an individual participating with the Partnership in a joint venture to develop and manage real estate. The balance of the note receivable was $224,000 at December 31, 1997, and was repaid in December 1998.

11.  SEGMENT AND MAJOR CUSTOMER INFORMATION:

         The Partnership's operations are classified into two segments:
         Timberland Resources and Real Estate. The Timberland Resources segment manages over 600,000 acres of timberland properties for third parties and the Partnership's own tree farm in Washington State. Timberlands under management are in Washington, Oregon, California and British Columbia. Revenues are generated through management fees earned and the sale of timber harvested from the Partnership's tree farm. Major customers include two customers with 21% and 9%; 15% and 9%; and 19% and 11% of total revenues for 1998, 1997, and 1996, respectively.

         The Real Estate segment builds and sells homes and lots and manages several commercial properties including marina, golf course, sewer and water facilities and other commercial properties. All of the Partnership's real estate development activities are in Washington state, with the majority in Port Ludlow.

         Identifiable assets are those used exclusively in the operations of each industry segment or those allocated when used jointly. The Partnership does not allocate cash, accounts receivable, certain prepaid expenses or the Partnership's administrative office for purposes of evaluating segment performance. Details of the Partnership's operations by business segment for the years ended December 31 were as follows:

                                   Timberland
             (Thousands)            Resources      Real Estate   Administrative   Consolidated
----------------------------------------------------------------------------------------------
                1998
Revenues                             $29,310         $13,642         $     -         $42,952
Income (loss) from operations         14,940           2,527          (7,104)         10,363
Depreciation and depletion               862             731             460           2,053
Identifiable assets                   16,976          36,461           9,269          62,706
Capital and land expenditures          1,314           5,613             697           7,624

                1997
Revenues                             $19,486         $10,623                         $30,109
Income (loss) from operations         10,151            (727)        $(4,570)          4,854
Depreciation and depletion               573             763             311           1,647
Identifiable assets                   16,015          33,515           6,789          56,319
Capital and land expenditures            719             769           1,884           3,372

                1996
Revenues                             $21,569         $11,444                         $33,013
Income (loss) from operations         13,650             (77)         (3,755)          9,818
Depreciation and depletion               505             800         $   153           1,458
Identifiable assets                   15,947          33,178           5,474          54,599
Capital and land expenditures            490           1,249             526           2,265

Revenues by product line for the years ending December 31, 1998, 1997, and 1996 are as follows:

                                           1998         1997         1996
                                         -------      -------      -------
  Sales of forest products:
     Domestic                            $14,547      $11,337      $ 9,663
     Export, indirect                      5,857        8,149       11,906
  Sales of homes, lots, and
   undeveloped acreage                     8,631        5,819        6,832
  Fees for service                        13,917        4,804        4,612
                                         -------      -------      -------
  Total revenues                         $42,952      $30,109      $33,013
                                         -------      -------      -------
                                         -------      -------      -------

12.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                         Income/(loss)                         Net Income/(loss) per
(Thousands, except per                       from                                Partnership unit,
     unit data)            Revenues       operations      Net Income/(loss)        fully diluted
----------------------------------------------------------------------------------------------------
1998
First quarter              $ 9,948         $2,791             $ 2,337                  $ .52
Second quarter              14,313          5,011               4,547                   1.01
Third quarter               12,574          3,395               2,941                    .65
Fourth quarter               6,117           (834)             (1,033)                  (.24)

1997
First quarter              $ 7,080          $2,045            $ 1,683                  $ .37
Second quarter               7,526           1,086                739                    .16
Third quarter                8,591           2,017              1,761                    .39
Fourth quarter               6,912            (294)              (674)                  (.14)

1996
First quarter              $ 9,139          $4,344            $ 3,894                  $ .86
Second quarter               9,282           3,560              3,209                    .71
Third quarter                8,676           2,220              1,916                    .42
Fourth quarter               5,916            (306)              (685)                  (.15)

         ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE



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

         The following table identifies the officers and directors of Pope MGP, Inc. as of December 31, 1998. The Partnership has no directors. Officers of Pope MGP, Inc. hold identical offices with the Partnership.

NAME                                   AGE     POSITION AND BACKGROUND
-----------------------------------    ---   ----------------------------------
Adolphus Andrews, Jr. (1), (2), (5)     76   Director; President of Andrews
                                             Associates, Inc., 1981 to
                                             present.

Peter T. Pope (1), (2)                  64   Director; President, CEO and
                                             Chairman of the Board of Pope &
                                             Talbot, Inc., 1971 to present.

Gary F. Tucker (3)(4)                   63   Director; President and CEO of
                                             Pope MGP, Inc. and the
                                             Partnership since December 1995;
                                             President of Trees Inc., June
                                             1989 to December 1995; Vice
                                             President Resources of Plum Creek
                                             Timber Company, Inc., March 1984
                                             to May 1989.

Marco F. Vitulli (4)                    64   Director; President, Vitulli
                                             Ventures Ltd., 1980 to present.

Douglas E. Norberg (2)                  58   Director; President, Wright
                                             Runstad & Company, 1975 to
                                             present.

David Cunningham (3)                    52   Vice President Public Affairs,
                                             since June 1996, Vice President
                                             Land Use from December 1985 to
                                             June 1996 of Pope MGP, Inc. and
                                             the Partnership; Planning
                                             Director, Pope & Talbot
                                             Development, Inc., July 1978 to
                                             December 1985.

Thomas R. Gilkey (3)                    52   Senior Vice President Timberlands
                                             since November 1998, Senior Vice
                                             President Timberland and
                                             Acquisitions from January 1997 to
                                             October 1998 of Pope MGP, Inc.
                                             Private consultant from January
                                             1994 to December 1996. Executive
                                             Vice President, The Campbell
                                             Group 1987 to 1994.


                                             Timberland Division Manager of
                                             Crown Zellerbach 1974 to 1987.

Meredith R. Green (3)                   39   Vice President Finance and
                                             Treasurer since December 1997,
                                             Controller and Treasurer from
                                             January 1997 to December 1997 of
                                             Pope MGP, Inc. and the
                                             Partnership. Controller of
                                             Trillium Corporation from October
                                             1995 to December 1996; Controller
                                             of Fiberchem/Hanna Resin
                                             Distribution from December 1989
                                             to October 1995; Emerging
                                             Business Consultant with Ernst
                                             and Young from September 1986 to
                                             December 1989.

Thomas A. Griffin (3)                   41   Vice President Income Properties
                                             from June 1996, Treasurer and
                                             Controller from November 1991 to
                                             June 1996, and Controller from
                                             March 1989 to October 1991, and
                                             Assistant Controller May 1988 to
                                             February 1989 of Pope MGP, Inc.
                                             and the Partnership; Property
                                             Manager of Wood Associates,
                                             January 1986 to April 1988;
                                             Controller of Vestar, January
                                             1984 to January 1986.

Craig L. Jones (3)                      44   Senior Vice President General
                                             Counsel and Secretary since
                                             September 1996 of Pope MGP, Inc.
                                             and the Partnership.  Private law
                                             practice from 1981 to 1996.

Gregory M. McCarry (3)                  49   Senior Vice President Real Estate
                                             since June 1996, Vice President
                                             Development from November 1987 to
                                             June 1996 of Pope MGP, Inc. and
                                             the Partnership; owner of Pace
                                             Builders, 1986 to November 1987;
                                             Treasurer of Security Resources,
                                             Inc., from 1983 to 1986.

David L. Nunes (3)                      37   Senior Vice President
                                             Acquisitions & Portfolio
                                             Development since November 1998;
                                             Vice President Portfolio
                                             Development from December 1997 to
                                             October 1998; Director of
                                             Portfolio Development from April
                                             1997 to December 1997 of Pope
                                             MGP, Inc. and the Partnership;
                                             Strategic Planning Director of
                                             Weyerhaeuser Company from June
                                             1988 to April 1997.

Thomas M. Ringo (3)                     45   Senior Vice President Finance and
                                             Client Relations since June 1996,
                                             Vice President Finance from
                                             November 1991 to June 1996, and
                                             Treasurer from March 1989 through


                                             October 1991 of Pope MGP, Inc.
                                             and the Partnership; Tax Manager
                                             of Westin Hotel Company, 1985 to
                                             March 1989; Tax Consultant for
                                             Price Waterhouse, 1981 to 1985.

Wes Nicholson, Ph.D.       (3)          48   Vice President Operational
                                             Planning and Analysis since
                                             November 1998.  Director
                                             Operational Planning and Analysis
                                             from January 1998 to October
                                             1998. President of Taiga Ltd., a
                                             one person forestry consulting
                                             firm, since January 1995.
                                             Director Resource Planning, The
                                             Campbell Group from March 1988 to
                                             December 1994.

(1)  Mr. Pope is the first cousin of Emily T. Andrews, Mr. Andrews' wife.
(2)  Terms expire December 31, 2000.
(3)  Term as an officer expires December 31, 1999.
(4)  Term as a director expires December 31, 1999.
(5)  Mr. Andrews retires on March 22, 1999 when he attains the age of 77 years.

         ITEM 11.   EXECUTIVE COMPENSATION

         The following table sets forth certain information concerning the cash compensation paid to each of the five most highly compensated executive officers of the Partnership.

                        SUMMARY COMPENSATION TABLE

--------------------------------------------------------------------------------------------
                                            Annual Compensation
--------------------------------------------------------------------------------------------
Name and                                                       Other Annual       All Other
Principal                              Salary       Bonus      Compensation     Compensation
Position                      Year       ($)       ($)(1)         ($)(2)            ($)(3)
--------------------------------------------------------------------------------------------
Gary F. Tucker                1998     258,300     116,000                          4,800
CEO & President               1997     252,000     100,000                          4,800
                              1996     240,000     110,000                             -
--------------------------------------------------------------------------------------------
Greg McCarry                  1998     148,196      52,000                          4,800
Sr. V.P. Real Estate          1997     144,581      44,400                          4,800
                              1996     136,048      50,000                          4,363
--------------------------------------------------------------------------------------------
Craig Jones                   1998     145,294      65,000                          4,800
Sr. V.P. General Counsel      1997     141,750      80,500                          4,800
                              1996      45,000      20,000                             -
--------------------------------------------------------------------------------------------
Thomas M Ringo                1998     133,250      47,000                          4,800
Sr. V.P. Finance and          1997     130,000      45,600                          4,800
Client Relations              1996     107,925      50,000                          3,960
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
                                            Annual Compensation
--------------------------------------------------------------------------------------------
Name and                                                       Other Annual       All Other
Principal                              Salary       Bonus      Compensation     Compensation
Position                      Year       ($)       ($)(1)         ($)(2)            ($)(3)
--------------------------------------------------------------------------------------------
Thomas Gilkey                 1998     133,250      60,000                          4,800
Sr. V.P. Timber               1997     130,000      73,700                          4,800
--------------------------------------------------------------------------------------------

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

(4) Mr. Jones was hired as the Partnership's Sr. V.P. General Counsel in September, 1996.

COMPENSATION PURSUANT TO UNIT OPTIONS

During 1998 unit options were issued at the unit market value as follows:

     The following table provides information on option exercises in fiscal 1998 by the named executive officers and the value of exercisable and unexercisable unit options at December 31, 1998.


               AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                           AND FY-END OPTION VALUES

----------------------------------------------------------------------------------------------------------
                                                        Number of                      Number of
                                                  securities underlying          securities underlying
                                                   unexercised options             unexercised options
                                                     at year-end (#)                 at year-end ($)

                     Units Acquired    Value
Name                  on exercise     Realized   Exercisable   Unexercisable   Exercisable   Unexercisable
------------------   --------------   --------   -----------   -------------   -----------   -------------
Gary Tucker                -              -         3,750          26,250        $46,875       $230,625
President and CEO

Greg McCarry               -              -           938           6,813        $11,719       $59,156
Sr. V.P. Real Estate

Craig Jones                -              -           938           6,813        $11,719       $59,156
Sr. V.P. General
Counsel

Thomas M. Ringo            -              -           938           6,813        $11,719       $59,156
Sr. V.P. Finance and
Client Relations

Thomas Gilkey              -              -           938           6,813        $11,719       $59,156
Sr. V.P. Timber

     COMPENSATION OF DIRECTORS

     Compensation of the outside directors of Pope MGP, Inc. consisted of a monthly fee of $1,500 plus a $1,000 per day fee for each board meeting attended. Two outside directors were granted 1,250 unit options each at a strike price of $20.00 and 3,000 unit options each at a strike price of $26.50 in 1997 and 1998, respectively. The option grants were made pursuant to the Partnership's 1997 Unit Option Plan for their service as directors of Pope MGP, Inc.

     EMPLOYEE BENEFIT PLANS.

     Full-time salaried employees with one year of service are eligible to receive benefits under a defined contribution plan. The Partnership is required to contribute 3% of eligible employee compensation into the plan, which amounted to $230,000, $60,000, and $49,000 for each of the three years ended December 31, 1998, 1997, and 1998, respectively. Employees become fully vested over a six-year period in the Partnership's contribution.

    The Partnership has a supplemental retirement plan for a retired key employee. The plan provides for a retirement income of 70% of the employee's base salary at retirement after taking into account both 401(k) and social security benefits. The Partnership accrued $181,000 for this benefit in 1995.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN
           BENEFICIAL OWNERS AND MANAGEMENT

           PRINCIPAL UNITHOLDERS

    As of December 31, 1998, the following persons were known or believed by the Partnership to be the beneficial owners of more than five percent (5%) of the outstanding Partnership units:

Title of       Name and Address of              Amount and Nature of    Percent
 Class          Beneficial Owner             Beneficial Ownership (1)   of Class
--------  --------------------------------   ------------------------   --------
Units     Private Capital Management, Inc.         1,600,357   (2)        35.4
          3003 Tamiami Trail North
          Naples, FL  33940

Units     Emily T. Andrews                           557,100   (3)        12.3
          600 Montgomery Street
          35th Floor
          San Francisco, CA 94111

Units     Peter T. Pope                             314,345    (4)        7.0
          1500 S.W. 1st Avenue
          Portland, OR  97201

(1) Each beneficial owner has sole voting and investment power unless otherwise indicated.

(2) Private Capital Management, Inc. is an investment adviser shown registered under the Investment Advisers Act of 1940. Units are held in various accounts managed by Private Capital Management, Inc. which shares dispositive powers as to those units.

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

MANAGEMENT

     As of December 31, 1996, the beneficial ownership of the Partnership units of (I) the general partners, (II) the directors of the Partnership's general partners, and (III) the Partnership's general partners, directors and officers of the Partnership as a group was as follows:

                                                                 Amount and Nature of     Percent of
Name                     Position and Offices                  Beneficial Ownership (1)      Class
---------------------    ---------------------------------     ------------------------   ----------
Adolphus Andrews, Jr.    Director, Pope MGP, Inc. and Pope           557,100  (2)             12.3
                         EGP, Inc. (3)

Peter T. Pope            Director, Pope MGP, Inc. and Pope           314,345  (4)              7.0
                         EGP, Inc. (5)

Pope EGP, Inc.           Equity General Partner                       54,000                   1.2

Pope MGP, Inc.           Managing General Partner                      6,000                    *

Marco Vitulli            Director, Pope MGP, Inc.                      1,000                    *

Douglas Norberg          Director, Pope MGP, Inc.                      3,250                    *

Thomas M. Ringo          Senior Vice President Finance, Pope             500                    *
                         MGP, Inc. and the Partnership

All general partners, directors and officers of general              816,195  (6)             18.0
partners, and officers of the Partnership as a group
(11 individuals and 2 partners)

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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

      In 1996, the Partnership sold one of its residential homes at Port Ludlow, Washington to Gary F. Tucker, a Director, President, and CEO of Pope MGP, Inc. in connection with his relocation and employment by Pope MGP, Inc. The Partnership holds Mr. Tucker's promissory note for a portion of the purchase price which has a balance of $271,000, bears interest at 6.48% per annum, requires interest-only payments and matures in 2001.

      The Partnership contracts with a relative of Gary F. Tucker to direct the Partnership's outreach acquisitions outreach efforts, which involves the location of potential properties to be included in investor portfolios. During the last fiscal year, the Partnership paid fees totaling $121,000 for services provided by the individual.

                                  PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
         AND REPORTS ON FORM 8-K.

   (a)   FINANCIAL STATEMENTS

                                                                           Page
         Financial Statements:
             Independent Auditors' Report.................................    17
             Consolidated Balance Sheets..................................    18
             Consolidated Statements of Income............................    19
             Consolidated Statements of Cash Flows........................    20
             Notes to Consolidated Financial Statements................... 21-30

   (b)   REPORTS ON FORM 8-K.

         No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1998.

   (c)   EXHIBITS.

         3.1   Partnership's Certificate of Limited Partnership. (1)

         3.2 Partnership's Limited Partnership Agreement, dated as of November 7, 1985. (1)

         3.3 Amendment to Partnership's Limited Partnership Agreement dated December 16, 1986. (2)

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

        22.1   Subsidiaries of the Partnership (3) and (4)

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


                                        POPE RESOURCES, A Delaware
                                        Limited Partnership

                                        By POPE MGP, INC.
                                           -------------------------------
                                        Managing General Partner



Date: March 19, 1999                    By
                                           -------------------------------
                                        GARY F. TUCKER,
                                        President and
                                        Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Date:  March 19, 1999                     By
     -------------------                  ---------------------------------
                                          GARY F. TUCKER,
                                          President, Chief Executive Officer
                                          (principal executive officer),
                                          Partnership and Pope MGP, Inc.;
                                          Director, Pope MGP, Inc.


Date:  March 19, 1999                     By
     -------------------                  ---------------------------------
                                          THOMAS M. RINGO
                                          Senior Vice President Finance and
                                          Client Relations (principal
                                          financial officer), Partnership and
                                          Pope MGP, Inc.


Date:  March 19, 1999                     By
     -------------------                  ---------------------------------
                                          MEREDITH R. GREEN
                                          Vice President Finance & Treasurer
                                          (principal accounting officer),
                                          Partnership and Pope MGP, Inc.

Date:  March 19, 1999                     By
     -------------------                  ---------------------------------
                                          ADOLPHUS ANDREWS, JR.
                                          Director, Pope MGP, Inc.


Date:  March 19, 1999                     By
     -------------------                  ---------------------------------
                                          PETER T. POPE
                                          Director, Pope MGP, Inc.


Date:  March 19, 1999                     By
     -------------------                  ---------------------------------
                                          MARCO F. VITULLI
                                          Director, Pope MGP, Inc.


Date:  March 19, 1999                     By
     -------------------                  ---------------------------------
                                          DOUGLAS E. NORBERG
                                          Director, Pope MGP, Inc.