Form 10-Q
period 1999-03-31
POPE RESOURCES LTD PARTNERSHIP
filed 1999-05-10
CIK 784011

                                  UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

 / X / QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For First Quarter Ending March 31, 1999

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

                                  P A R T  I

                                    ITEM 1

                             FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (Unaudited)

Pope Resources
March 31, 1999 and December 31, 1998


(Thousands)                                                    1999                     1998
---------------------------------------------------------------------------------------------
Assets
Current assets:

  Cash                                                      $ 1,002                  $ 2,666
  Accounts receivable                                         2,200                      639
  Work in progress                                           12,298                   11,199
  Current portion of contracts receivable                       592                      611
  Prepaid expenses and other                                    257                      368
                                                            -------                  -------

  Total current assets                                       16,349                   15,483
                                                            -------                  -------

Properties and equipment at cost:

  Land and land improvements                                 16,463                   16,701
  Roads and timber (net of
    accumulated depletion)                                   12,340                   11,272
  Buildings and equipment (net of
    accumulated depreciation)                                16,046                   16,028
                                                            -------                  -------

                                                             44,849                   44,001
                                                            -------                  -------

Other assets:

  Contracts receivable, net of current portion                1,786                    1,780
  Unallocated amenities and project costs                     1,114                    1,073
  Other                                                         356                      369
                                                            -------                  -------
                                                              3,256                    3,222
                                                            -------                  -------
                                                            $64,454                  $62,706
                                                            -------                  -------
                                                            -------                  -------

Liabilities and Partners' Capital
Current liabilities:

  Accounts payable                                          $   831                  $   777
  Accrued liabilities                                         1,318                    1,383
  Current portion of long-term debt                             390                      382
  Minority interest                                              68                      256
                                                            -------                  -------

  Total current liabilities                                   2,607                    2,798
                                                            -------                  -------

  Long-term debt, net of current portion                     13,641                   13,818
  Deferred profit                                               194                      194
  Partners' capital                                          48,012                   45,896
                                                           --------                  -------

                                                            $64,454                  $62,706
                                                            -------                  -------
                                                            -------                  -------

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

Pope Resources
Three Months Ended March 31, 1999 and 1998

(Thousands, except per unit data)

                                                                                   1999          1998
                                                                                  -------      --------
Revenues                                                                          $12,566      $ 9,948
Cost of sales                                                                      (3,063)      (2,729)
Operating expenses                                                                 (4,244)      (2,726)
Selling general and administrative                                                 (2,265)      (1,702)
                                                                                 --------      -------
Income from operations                                                              2,994        2,791
                                                                                 --------      -------

Other income (expense):

Interest expense                                                                     (324)        (358)
Interest income                                                                        30          150
Equity in earnings / (losses) of joint venture                                          -         (120)
                                                                                 --------      -------
                                                                                     (294)        (328)
                                                                                 --------      -------

Income before income taxes and minority interest                                    2,700        2,463

Minority interest                                                                     (17)        (126)
                                                                                 --------      -------

Income before income taxes                                                          2,683        2,337

Income tax provision                                                                 (116)           -
                                                                                 --------      -------
Net income                                                                       $  2,567      $ 2,337
                                                                                 --------      -------
                                                                                 --------      -------

     Allocable to general partners                                               $     34      $    31
     Allocable to limited partners                                                  2,533        2,306
                                                                                 --------      -------

                                                                                 $  2,567      $ 2,337
                                                                                 --------      -------
                                                                                 --------      -------


Earnings per unit:
     Basic                                                                       $   0.57         0.52
                                                                                 --------      -------
                                                                                 --------      -------
     Fully diluted                                                               $   0.57      $  0.52
                                                                                 --------      -------
                                                                                 --------      -------

Weighted average units outstanding:
     Basic                                                                          4,519        4,519
                                                                                 --------      -------
                                                                                 --------      -------
     Fully diluted                                                                  4,536        4,528
                                                                                 --------      -------
                                                                                 --------      -------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Pope Resources

Three Months Ended March 31, 1999 and 1998


(Thousands)                                                                1999               1998
                                                                         --------           --------
Net cash flows from operating activities                                $  1,116            $  2,340

Cash flows from investing activities:
  Capital expenditures                                                    (1,971)             (1,196)
  Joint venture investment                                                     -                (125)
                                                                         --------           --------

    Net cash used in investing activities                                 (1,971)             (1,321)
                                                                         --------           --------

Cash flows from financing activities:
  Cash distributions to unitholders                                         (452)               (452)
  Minority interest distribution                                            (208)
  Repayment of long-term debt                                               (149)                (82)
                                                                         --------           --------

    Net cash used in financing activities                                   (809)               (534)
                                                                         --------           --------

Net increase (decrease) in cash and cash equivalents                      (1,664)                485
Cash and cash equivalents at beginning of period                           2,666               3,950
                                                                         --------           --------

Cash and cash equivalents at end of the period                           $ 1,002             $ 4,435
                                                                         --------           --------
                                                                         --------           --------

                                 POPE RESOURCES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                   (Unaudited)
                                 March 31, 1999

1. The consolidated financial statements have been prepared by the Partnership without an audit and are subject to year-end adjustments. Certain information and footnote disclosures in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Partnership, the accompanying consolidated balance sheets as of March 31, 1999 and December 31, 1998 and the consolidated statements of income for the three months ended March 31, 1999 and 1998 and cash flows for the three months ended March 31, 1999 and 1998 contain all adjustments necessary to present fairly the financial statements referred to above. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

2. The financial statements in the Partnership's 1998 annual report on Form 10-K include a summary of significant accounting policies of the Partnership and should be read in conjunction with this Form 10-Q.

3. Fully diluted earnings per unit include the dilutive impact of unit options outstanding.

4. Supplemental disclosure of cash flow information: Interest paid amounted to approximately $342,000 and $365,000 for the three months ended March 31, 1999 and 1998, respectively.

5. Revenues and operating income by segment for the three months ending March 31 is as follows:


                                           Timberland
                       (Thousands)          Resources       Real Estate           Administrative       Consolidated
-------------------------------------------------------------------------------------------------------------------
                         1999
          Revenues                         $10,476           $ 2,090                  $     -            $12,566
          Income (loss) from operations      5,369              (443)                  (1,932)             2,994

                         1998

          Revenues                         $ 7,642           $ 2,306                        -            $ 9,948
          Income (loss) from operations      4,239               (12)                 $(1,436)             2,791

6. Certain reclassifications have been made to 1998 amounts to conform to 1999 presentation.

                                     ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF

                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                   (Unaudited)
                                 March 31, 1999

This discussion should be read in conjunction with the Partnership's consolidated financial statements included with this report.

                              RESULTS OF OPERATIONS

TIMBERLAND RESOURCES

Timberland Resources revenues were $10,476,000 and $7,642,000 for the three months ended March 31, 1999 and 1998, respectively. The increase in revenues resulted primarily from an increase in timber harvested from the Partnership's tree farm and to a lesser extent revenues from the forestry consulting business acquired in December 1998.

In December of 1998 the Partnership acquired the assets comprising Simons Reid Collins, a division of H.A. Simons Ltd. of Vancouver, British Columbia. Timberland Resources revenues were positively impacted by inclusion of these revenues in 1999 results. The business, which now operates as ORM Resources Canada Ltd, is expected to expand the Partnership's ability to market timberland management and forestry consulting services globally to owners and managers of timberlands.

The Hancock Timber Resource Group (HTRG) contract to provide timberland management services currently covers over 500,000 acres in Washington, Oregon, California, and British Columbia. Total acres under management for HTRG is subject to change from time to time as HTRG's client portfolios are adjusted. As such changes occur, Timberland Resources revenues will fluctuate with an increase in acres bringing a positive impact and a decrease in acres producing an adverse effect. An example of such a portfolio change occurred recently when HTRG, on behalf of one of its pension fund clients, chose to sell 25,000 acres of timberland in northern California.

Other changes can potentially occur if existing HTRG clients choose to select an investment manager other than HTRG. An example of such a change occurred recently when HTRG was notified of the State Teachers Retirement System of Ohio's (STRSO) plan to change investment managers in the first half of 1999. This will affect the Partnership inasmuch as the Timberland Resources business segment has been managing 97,000 acres of STRSO's portfolio on behalf of the current investment manager, HTRG. The decrease in acres under management is expected to have an adverse effect on revenues in 1999.

The Partnership harvested and sold the following timber for the three months ended March 31:

-------------------------------------------------------------------------------------------------------------------
  Year            Softwood                                             Hardwood
                   Sawlogs                 Pulp Logs                  and Other                    Totals
-------------------------------------------------------------------------------------------------------------------
             Volume       Price       Volume       Price        Volume         Price         Volume       Price
              MMBF        $/MBF        MMBF        $/MBF         MMBF          $/MBF          MMBF        $/MBF
-------------------------------------------------------------------------------------------------------------------
  1999        11.2        $615         2.1          $207          0.1           $528          13.4         $554
  1998        7.9         $589         2.5          $283          0.2           $469          10.6         $516
-------------------------------------------------------------------------------------------------------------------

MMBF = million board feet
MBF = thousand board feet

Log revenues from the Partnership's fee timberland ownership are significantly affected by export log market conditions. The majority of the Partnership's export log volume is sold to Japan. The Japanese export market showed some signs of recovery in the first quarter of 1999. The average price of export logs sold was $696 per MBF, which represented a 2% increase from the comparable period in 1998. More significantly, export log volumes increased. Export log volumes sold through domestic intermediaries for the three months ended March 31, 1999 and 1998 were 4,826 MBF and 2,495 MBF, respectively. As a result, management has accelerated the timing of planned 1999 log production into the first half of the year and, to the extent possible, focused more heavily on timber stands with a higher mix of export-suitable logs. The proportion of export logs to total volume harvested has thus increased to 36% in 1999 from 23% in 1998.

As export log prices change, logs may be diverted to or from the domestic log market. This can cause a shift in the domestic supply-demand balance, which in turn impacts log prices. The average price of domestic logs sold were $553 and $547 per MBF for the first three months of 1999 and 1998, respectively. Domestic sawlog volumes for the three months ended March 31, 1999 and 1998 were 6,375 MBF and 5,400 MBF, respectively. Domestic log demand is directly and indirectly affected by the level of new home construction, repair and remodel expenditures, weather, and market conditions in foreign markets (especially Asia). Interest rate fluctuations, population demographics, and changes in general economic conditions are factors that influence housing starts. The level of existing homes sold, together with interest rate movements, heavily influence repair and remodel expenditures. In combination these forces affect the demand for lumber which in turn drives the demand for logs. All of these factors affect the price the Partnership receives from the sale of its log production.

Pulp log volumes for the three months ended March 31, 1999 and 1998 were 2,092 MBF and 2,548 MBF, respectively. Pulp markets were relatively weak in the first quarter of 1999. The average price of pulp logs sold were $207 and $283 per MBF for the first three months of 1999 and 1998, respectively. As management shifted log production to capitalize on the relatively strong export log market, the proportion of the total harvest mix attributable to pulp log volume declined to 16% from 24% in 1998.

In January of 1999, the Partnership acquired 512 acres of timberland for $1,300,000. The property acquired is contiguous to the Partnership's Hood Canal tree farm and will be managed with the Partnership's other properties in western Washington.

In the operation and management of its tree farm, the Partnership is subject to federal, state and local laws that govern land use. Management's objective is to be in compliance with such laws and regulations at all times. Management anticipates that increasingly strict governmental requirements and a growing social concern relating to environmental and endangered species issues may result in additional restrictions on the timber operations of the Partnership. The material risk of loss from fire, while possible on any timberland, is minimized on Partnership lands by maintaining a well-developed road system, and an established fire monitoring and suppression plan. The Washington State Department of Natural Resources supplements all of management's activities and is ultimately responsible for all fire suppression activities in the state.

REAL ESTATE

Real Estate consists of residential development and income-producing properties. Residential development consists of the sale of single-family homes, finished lots and undeveloped acreage. Income-producing properties center around the Port Ludlow resort community and consist of the 36-room Heron Beach Inn on Ludlow Bay, a 27-hole championship golf course, a 300-slip saltwater marina, a restaurant/lounge, commercial center, RV park, and water and sewer services provided to Port Ludlow residents and businesses. Income-producing properties also include properties in Port Gamble and Kingston. Real Estate revenues for the three months ended March 31, 1999 and 1998 were $2,090,000 and $2,306,000, respectively

Revenues from residential development for the three months ended March 31, 1999 and 1998 were $762,000 and $1,368,000, respectively. Management believes the decrease in residential development revenue is primarily attributable to the inclement weather experienced in western Washington during the first quarter of 1999.

The Partnership's largest development is in Port Ludlow, Washington. During the three months ending March 31, 1999, the Partnership's development at Port Ludlow generated revenues of $392,000 on 1 finished lot sale and 2 home sales. This compares to the prior year's comparable period revenue of

$908,000 on 6 finished lot sales and 2 home sales. Revenue realized per sale depends on the quality and size of the home, the subdivision, and the location of the lot.

Revenue from income-producing properties totaled $1,328,000 and $938,000 for the three months ended March 31, 1999 and 1998, respectively. The increase resulted from revenue earned by the Heron Beach Inn on Ludlow Bay. Prior to 1999 the Partnership held a 50% interest in the joint venture that owned the Inn. In December 1998, the Partnership increased its ownership interest in the Inn to 100% through a buyout of its partner. As a result of the acquisition, revenues and expenses from the Inn are now included in the Partnership's operating income.

The Partnership continues to be in the planning and entitlement phases for several developments located in the West Puget Sound region. In 1997, the City of Bremerton approved the Partnership's request for a planned unit development on a 260-acre property. The industrial portion of the Bremerton property is 60 acres. Construction of the off-site sewer is completed and the Partnership is focusing on its marketing plan. With respect to other properties, the Partnership continues to work with officials in Gig Harbor regarding the development of a 320-acre mixed-use project located within the Gig Harbor city limits. The Partnership has two additional ongoing projects in Kitsap County, a 720-acre residential development in Kingston and a 200-acre residential development in Hansville. Development of these sites was delayed pending resolution of a lawsuit in which the Partnership was not a party. In April of 1999, the Washington State Court of Appeals rendered a favorable decision and the Partnership is currently evaluating plans to move forward with development of these projects.

Land holdings throughout Washington State are affected by the state's Growth Management Act, which requires counties to submit comprehensive plans that identify the future direction of growth and stipulate where population densities are to be concentrated. In Jefferson County, in which Port Ludlow is located, the State Hearings Board approved the County's Comprehensive Plan. In this plan Port Ludlow was granted status as a Master Planned Resort thereby ensuring future build-out and development of the resort. The Partnership is now working with local residents and Jefferson County to adopt a zoning ordinance for Port Ludlow. In Kitsap County, where Port Gamble is located, the State Hearings Board rendered a decision in February of 1999 invalidating Port Gamble's designation as an urban growth area and directed the County to re-designate Port Gamble with an appropriate rural based zoning. The Partnership, in cooperation with the County, is in the process of seeking approval to designate Port Gamble as an area of more intensive rural development. The Partnership expects to complete this process with the County in the fall of 1999.

OTHER

The following table sets forth expenses as a percentage of revenues for the three months ending March 31:


                                                                                          1999             1998
                                                                                     -------------     ------------
       Revenues                                                                            100%              100%
       Cost of sales                                                                        24                27
       Operating expenses                                                                   34                27
       Selling, general and administrative expenses                                         18                17
                                                                                     -------------     ------------
       Operating income                                                                     24%               28%
                                                                                     -------------     ------------
                                                                                     -------------     ------------

Cost of sales as a percentage of revenues declined due to a decrease in revenues earned from residential development. Revenues from the sale of homes and lots tend to include a relatively high cost-of-sales component. Operating expenses as a percentage of revenues increased due to an increase in operating expenses associated with timberland management. Prior-year costs reflect the build-up in infrastructure at the inception of the HTRG contract and, accordingly, only partially captured the normalized operating level shown in 1999's results.

Selling, general and administrative expenses increased slightly as a percentage of revenues as a result of costs incurred to develop the infrastructure necessary to administer the newly acquired forestry consulting business and Heron Beach Inn, both of which were acquired in December of 1998.

The income tax provision for the three months ended March 31, 1999 relates to taxable income of the Partnership's corporate subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

Funds generated internally through operations and externally through financing will provide the required resources for the Partnership's real estate development and other capital expenditures. Management may also consider increasing the Partnership's debt to total capitalization ratio to participate in investments in real property, if the investments meet the Partnership's requirements of return and provide a good fit with the Partnership's portfolio of properties. Management considers its capital resources to be adequate for its current plans. At March 31, 1999, the Partnership had available an unused $20 million bank loan commitment.

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

Cash provided by operating activities was $1,116,000 for the first three months of 1999, and overall cash and cash equivalents decreased by $1,664,000 during the three-month period. The cash generated from operations was primarily used for capital expenditures of $1,971,000 and cash distributions to unitholders of $452,000.

During the first quarter of 1999, Mr. Adolphus Andrews retired from the Board of Directors of Pope MGP, the Partnership's General Partner. Mr. Joseph O. Tobin II was selected to join Pope MGP's Board of Directors and his term expires on December 31, 2000.

The first quarter 1999 cash distribution of $.10 per unit, payable to unitholders of record on March 17, 1999, was paid on March 31, 1999.

YEAR 2000

The Partnership has hired consultants to help evaluate its exposure related to year 2000 (Y2K) issues and to develop a plan to fix hardware or software that is not Y2K compliant. Projected costs of identifying Y2K issues, fixing software and hardware that is not Y2K compliant, and querying major vendors and customers to determine their state of readiness are not expected to be greater than $250,000. Costs incurred through March 31, 1999 total $180,000. Management has completed the process of identifying the hardware, software, and related equipment that must be modified, upgraded, or replaced to minimize the possibility of a material disruption of its business. Management has essentially achieved Y2K compliance for all of its critical internal systems, and expects to complete this process for its remaining systems no later than the third quarter of 1999. In addition to computer equipment, the Y2K consultants are currently assessing the potential impact of Y2K compliance issues for other equipment with embedded date-sensitive processors.

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

To date, the majority of suppliers and customers contacted have confirmed that they will be Y2K compliant prior to January 1, 2000 or have indicated that the status of their Y2K compliance has yet to be determined. However, management can give no assurance that the Y2K issue will not materially affect its suppliers or customers. In addition, management can give no assurance that failure by its suppliers and customers to achieve Y2K compliance will not have a significant impact on the Partnership's business.

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

A framework for developing contingency plans in the event of significant interruptions of internal systems or our supplier's or customer's businesses is currently being developed. Contingency plans are expected to be complete late in 1999. Management believes that the most reasonably likely worst case scenario relating to Y2K compliance could relate to a potential disruption in cash processing from failures of customers and/or financial institutions.

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

                                 POPE RESOURCES,
                                 A Delaware Limited Partnership
                                 Registrant


Date: May 10, 1999               By:      POPE MGP, Inc.
                                  Managing General Partner

Date: May 10, 1999               By:
                                    -----------------------------------------
                                 Gary F. Tucker
                                 President and Chief Executive Officer




Date: May 10, 1999               By:
                                     ----------------------------------------
                                 Thomas M. Ringo
                                 Sr. Vice President Finance & Client Relations
                                 (Principal Financial Officer)

Date: May 10, 1999               By:
                                     ----------------------------------------
                                 Meredith R. Green
                                 Vice President Finance and Treasurer
                                 (Principal Accounting Officer)