Form 10-Q
period 1999-06-30
POPE RESOURCES LTD PARTNERSHIP
filed 1999-08-13
CIK 784011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


                  ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                     For Second Quarter Ending June 30, 1999

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



                  Yes        X                           No
                       -----------                           ------------

                                    P A R T I

                                     ITEM 1


                              FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

Pope Resources
June 30, 1999 and December 31, 1998

                                               (Unaudited)
(Thousands)                                        1999      1998
------------------------------------------------------------------
Assets
Current assets:
  Cash                                           $ 2,862   $ 2,666
  Accounts receivable                              2,601       639
  Work in progress                                12,525    11,199
  Current portion of contracts receivable            578       611
  Prepaid expenses and other                         234       368
                                                 -------   -------
  Total current assets                            18,800    15,483
                                                 -------   -------
Properties and equipment at cost:
  Land and land improvements                      16,217    16,701
  Roads and timber (net of
    accumulated depletion)                        12,255    11,272
  Buildings and equipment (net of
    accumulated depreciation)                     16,147    16,028
                                                 -------   -------
                                                  44,619    44,001
                                                 -------   -------
Other assets:
  Contracts receivable, net of current portion     1,790     1,780
  Unallocated amenities and project costs          1,115     1,073
  Loan fees and other                                344       369
                                                 -------   -------
                                                   3,249     3,222
                                                 -------   -------
                                                 $66,668   $62,706
                                                 -------   -------
                                                 -------   -------
Liabilities and Partners' Capital
Current liabilities:
  Accounts payable                               $   763   $   777
  Accrued liabilities                              1,651     1,383
  Current portion of long-term debt                  395       382
  Minority interest                                   85       256
                                                 -------   -------
  Total current liabilities                        2,894     2,798
                                                 -------   -------
  Long-term debt, net of current portion          13,522    13,818
  Deferred profit                                    214       194
  Partners' capital                               50,038    45,896
                                                 -------   -------
                                                 $66,668   $62,706
                                                 -------   -------
                                                 -------   -------

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

Pope Resources
For the Three Months and Six Months Ended June 30, 1999 and 1998

(Thousands, except per unit data)                  Three Months               Six months
                                                  ended June 30,            ended June 30,
                                                 1999        1998          1999        1998
                                                -------     -------       -------     -------
Revenues                                      $ 14,228    $ 14,313      $ 26,794    $ 24,261
Cost of sales                                   (4,387)     (4,155)       (7,450)     (6,884)
Operating expenses                              (4,536)     (3,155)       (8,780)     (5,881)
Selling and administration expenses             (2,401)     (1,992)       (4,666)     (3,694)
                                                -------     -------       -------     -------
Income from operations                           2,904       5,011         5,898       7,802
                                                -------     -------       -------     -------
Other income (expense):
Interest expense                                  (331)       (366)         (655)       (724)
Interest income                                     57         138            87         288
Equity in losses of joint venture                 --           (51)         --          (171)
Minority interest                                  (18)        (54)          (35)       (180)
                                                -------     -------       -------     -------
                                                  (292)       (333)         (603)       (787)
                                                -------     -------       -------     -------
Income before income taxes                       2,612       4,678         5,295       7,015
Income tax provision                              (124)       (131)         (240)       (131)
                                                -------     -------       -------     -------
Net income                                    $  2,488    $  4,547      $  5,055    $  6,884
                                                -------     -------       -------     -------
                                                -------     -------       -------     -------
Allocable to general partners                 $     33    $     60      $     67    $     92
Allocable to limited partners                    2,455       4,487         4,988       6,792
                                                -------     -------       -------     -------
                                              $  2,488    $  4,547      $  5,055    $  6,884
                                                -------     -------       -------     -------
                                                -------     -------       -------     -------
Earnings per unit:
                  Basic                       $   0.55    $   1.01      $   1.12    $   1.52
                                                -------     -------       -------     -------
                                                -------     -------       -------     -------
                  Diluted                     $   0.55    $   1.00      $   1.11    $   1.52
                                                -------     -------       -------     -------
                                                -------     -------       -------     -------
Weighted average units outstanding:
                  Basic                          4,519       4,519         4,519       4,519
                                                -------     -------       -------     -------
                                                -------     -------       -------     -------
                  Diluted                        4,549       4,535         4,549       4,535
                                                -------     -------       -------     -------
                                                -------     -------       -------     -------

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Pope Resources
Six Months Ended June 30, 1999 and 1998

                                                                     Six Months
                                                                   Ended June 30,
(Thousands)                                                       1999       1998
                                                                -------    -------
Net cash flows from operating activities                        $ 4,451    $ 4,608
Cash flows from investing activities:
  Capital expenditures                                           (2,879)    (1,686)
  Joint venture investment                                         --         (300)
                                                                -------    -------
    Net cash used in investing activities                        (2,879)    (1,986)
                                                                -------    -------
Cash flows from financing activities:
  Cash distributions to minority interest                          (208)      --
  Cash distributions to unitholders                                (904)    (1,356)
  Repayment of long-term debt                                      (264)      (162)
                                                                -------    -------
    Net cash used in financing activities                        (1,376)    (1,518)
                                                                -------    -------
Net increase (decrease) in cash and cash equivalents                196      1,104
Cash and cash equivalents at beginning of period                  2,666      3,950
                                                                -------    -------
Cash and cash equivalents at end of the period                  $ 2,862    $ 5,054
                                                                -------    -------
                                                                -------    -------
Supplemental disclosure of non-cash investing activity:
Proceeds from land sale held by tax free exchange facilitator   $  --      $ 2,666
                                                                -------    -------
                                                                -------    -------

                                 POPE RESOURCES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 1999

1. The consolidated financial statements have been prepared by the Partnership without an audit and are subject to year-end adjustments. Certain information and footnote disclosures in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Partnership, the accompanying consolidated balance sheets as of June 30, 1999 and December 31, 1998 and the consolidated statements of income for the three months and six months ended June 30, 1999 and 1998 and cash flows for the six months ended June 30, 1999 and 1998 contain all adjustments necessary to present fairly the financial statements referred to above. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

2. The financial statements in the Partnership's 1998 annual report on Form 10-K include a summary of significant accounting policies of the Partnership and should be read in conjunction with this Form 10-Q.

3.   Diluted earnings per unit include the impact of unit options outstanding.

4. Supplemental disclosure of cash flow information: Interest paid amounted to approximately $696,000 and $750,000 for the six months ended June 30, 1999 and 1998, respectively.

5. Revenues and operating income by segment for the six months ending June 30 is as follows:

                                  Timberland
(Thousands)                       Resources                 Real Estate   Administrative  Consolidated
---------------------------------------------------------------------------------------------------------
1999
Revenues                          $  20,773           $    6,021    $         --      $       26,794
Income (loss) from operations        10,276                 (430)         (3,948)              5,898

1998
Revenues                             16,242                8,019              --              24,261
Income (loss) from operations     $   8,541           $    2,453    $     (3,192)     $        7,802

6. Certain reclassifications have been made to 1998 amounts to conform to 1999 presentation.

                                     ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)
                                  June 30, 1999

This discussion should be read in conjunction with the Partnership's consolidated financial statements included with this report.

                              RESULTS OF OPERATIONS

TIMBERLAND RESOURCES

Timberland Resources revenues for the three months ended June 30,1999 and 1998 were $10.3 million and $8.6 million, respectively. On a year to date basis, Timberland Resources revenues were $20.8 million and $16.2 million as of June 30, 1999 and 1998, respectively. The increase in revenues resulted primarily from an accelerated timber harvest schedule from the Partnership's tree farm to capture higher than anticipated log prices and, to a lesser extent, revenues from the forestry consulting business acquired in December 1998.

Operating income for the three months ended June 30, 1999 and 1998 was $4.9 million and $4.3 million, respectively. Operating income for the six months ended June 30, 1999 and 1998 was $10.3 million and $8.5 million, respectively. The increase in operating income resulted from an increase in timber harvested from the Partnership's tree farm partially offset by an increase in operating expenses incurred in the management of Hancock Timber Resource Group (HTRG) timberlands. Operating income in 1998 reflected the build-up in infrastructure at the inception of the HTRG contract and, accordingly, only partially captured the normalized operating level shown in 1999's results.

In December 1998 the Partnership acquired the assets comprising Simons Reid Collins, a division of H.A. Simons Ltd. of Vancouver, British Columbia. The acquired business, which now operates as ORM Resources Canada Ltd., is expected to expand the Partnership's ability to market timberland management and forestry consulting services globally to owners and managers of timberlands. Year to date Timberland Resources revenues include $1.6 million earned from ORM Resources Canada Ltd.

The HTRG contract to provide timberland management services currently covers over 500,000 acres in Washington, Oregon, California, and British Columbia. Total acres under management for HTRG is subject to change from time to time as HTRG's client portfolios are adjusted. As such changes occur, Timberland Resources revenues will fluctuate with an increase in acres bringing a positive impact and a decrease in acres producing an adverse effect. An example of such a portfolio change occurred recently when HTRG, on behalf of one of its pension fund clients, chose to sell 25,000 acres of timberland in northern California.

Other changes can potentially occur if existing HTRG clients choose to select an investment manager other than HTRG. An example of such a change occurred recently when HTRG was notified of the State Teachers Retirement System of Ohio's (STRSO) plan to change investment managers in 1999. This will affect the Partnership inasmuch as the Timberland Resources business segment has been managing 97,000 acres of STRSO's portfolio on behalf of the current investment manager, HTRG. The decrease in acres under management is expected to have an adverse effect on revenues in the later part of 1999.

The Partnership harvested and sold the following timber from its fee timberland ownership for the six months ended June 30:

-----------------------------------------------------------------------
Year        Softwood                        Hardwood
            Sawlogs         Pulp Logs       and Other         Totals
-----------------------------------------------------------------------
          Volume Price    Volume Price    Volume Price     Volume  Price
           MMBF  $/MBF      MMBF $/MBF     MMBF  $/MBF      MMBF   $/MBF
-----------------------------------------------------------------------
1999       21.8   622       5.0   211       0.3   520       27.1   547
1998       17.4   581       5.7   259       0.6   468       23.8   503
-----------------------------------------------------------------------

MMBF = million board feet
MBF = thousand board feet

Log revenues from the Partnership's fee timberland ownership are significantly affected by export log market conditions. The majority of the Partnership's export log volume is sold to Japan. The Japanese export market showed some signs of recovery in the first half of 1999. As a result, management accelerated the timing of planned 1999 log production into the first half of the year and, to the extent possible, focused more heavily on timber stands with a higher mix of export-suitable logs. Total 1999 volumes are not expected to change significantly from 1998. Export log volumes sold through domestic intermediaries for the six months ended June 30, 1999 and 1998 were 8.0 MMBF and 4.4 MMBF, respectively, while the proportion of export volume to total volume harvested increased from 19% in 1998 to 29% in 1999. In addition to the increase in volume, the average price of export logs sold year to date in 1999 increased 5% from the comparable period in 1998 to $693 per MBF.

The average price of domestic logs sold was $581 and $554 per MBF for the first six months of 1999 and 1998, respectively. Domestic conifer sawlog volumes for the six months ended June 30, 1999 and 1998 were 13.8 MMBF and
13.0 MMBF, respectively. Domestic log demand is affected by the level of new home construction, repair and remodel expenditures, weather, and market conditions in foreign markets (especially Asia). Interest rate fluctuations, population demographics, and changes in general economic conditions are factors that influence housing starts. The level of existing homes sold, together with interest rate movements, heavily influence repair and remodel expenditures. In combination these forces affect the demand for lumber which in turn drives the demand for logs. All of these factors affect the price the Partnership receives from the sale of its log production.

Pulp log volumes for the six months ended June 30, 1999 and 1998 were 5.0 MMBF and 5.7 MMBF, respectively. Pulp log markets were relatively weak in the second quarter of 1999. The average price of pulp logs sold was $211 and $259 per MBF for the first six months of 1999 and 1998, respectively. As management shifted log production to capitalize on the relatively strong export log market, the proportion of the total harvest mix attributable to pulp log volume declined from 24% in 1998 to 19% in 1999.

In January of 1999, the Partnership acquired 512 acres of timberland for $1.3 million. The property acquired is contiguous to the Partnership's Hood Canal tree farm and will be managed with the Partnership's other properties in western Washington.

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

The risk of loss from fire, while possible on any timberland, is minimized on Partnership lands by maintaining a well-developed road system, and an established fire monitoring and suppression plan. The Washington State Department of Natural Resources is ultimately responsible for all fire suppression activities in the state.

REAL ESTATE

Real Estate revenues for the three months ended June 30, 1999 and 1998 were $3.9 million and $5.7 million, respectively. On a year to date basis, Real Estate revenues as of June 30, 1999 and 1998 were $6.0 million and $8.0 million, respectively. Operating income for the three months ended June 30, 1999 and 1998 was $13 thousand and $2.5 million, respectively. On a year to date basis, operating losses were $0.4 million. During the same period in 1998 the Real Estate segment earned operating income of $2.5 million. The majority of the decrease in revenues and operating income is due to a $2.8 million undeveloped acreage sale during the second quarter of 1998 which resulted in $2.6 million in operating income. The Partnership did not have any significant undeveloped acreage sales during the first six months of 1999.

Real Estate consists of residential development and income-producing properties. Residential development consists of the sale of single-family homes, finished lots and undeveloped acreage. Income-producing properties center around the Port Ludlow resort community and consist of the 36-room Heron Beach Inn on Ludlow Bay, a 27-hole championship golf course, a 300-slip saltwater marina, a restaurant/lounge, commercial center, recreational vehicle park, and water and sewer facilities to service Port Ludlow residents and businesses. Income-producing properties also include properties in Port Gamble and Kingston.

Revenues from residential development for the three months ended June 30, 1999 and 1998 were $2.2 million and $4.4 million, respectively. On a year to date basis residential development revenues as of June 30,1999 and 1998 were $3.0 million and $5.8 million, respectively. The majority of the decrease in residential development revenues is due to a $2.8 million sale of undeveloped acreage in the second quarter of 1998.

The Partnership's largest development is in Port Ludlow, Washington. During the three months ending June 30, 1999, the Partnership's development at Port Ludlow generated revenues of $1.4 million on 5 dwellings and 1 lot. During the three months ended June 30, 1998, the Partnership earned $2.2 million on the sale of 2 dwellings and 2 lots. On a year to date basis as of June 30, 1999 the Partnership's development at Port Ludlow generated revenues of $1.7 million on 2 finished lot sales and 7 home sales. This compares to the prior year's comparable period revenue of $2.2 million on 8 finished lot sales and 4 home sales. Revenue realized per sale depends on the quality and size of the home, the subdivision, and the location of the lot.

Revenue from income-producing properties for the three months ended June 30, 1999 and 1998 were $1.7 million and $1.3 million, respectively. On a year to date basis for June 30, 1999 and 1998 revenue totaled $3.0 million and $2.2 million, respectively. The increase resulted from revenue earned by the Heron Beach Inn on Ludlow Bay. Prior to 1999 the Partnership held a 50% interest in the joint venture that owned the Inn. In December 1998, the Partnership increased its ownership interest in the Inn to 100% through a buyout of its partner. As a result of the acquisition, revenues and expenses from the Inn are now included in the Partnership's operating income.

The Partnership continues to be in the planning and entitlement phases for several developments located in the West Puget Sound region. In 1997, the City of Bremerton approved the Partnership's request for a planned unit development on a 270-acre property. The industrial portion of the Bremerton property is 61 acres. Construction of the off-site sewer is completed and the Partnership is focusing on its marketing plan. With respect to other properties, the Partnership continues to work with officials in Gig Harbor regarding the development of a 320-acre mixed-use project located within the Gig Harbor city limits. The Partnership has two additional ongoing projects in Kitsap County, a 720-acre residential development in Kingston and a 185-acre residential development in Hansville. Development of these sites has been delayed pending resolution of a lawsuit, in which the Partnership is not a party that will establish the appropriate zoning and development regulations applicable to projects pending throughout the County. In April 1999 State Court of Appeals rendered a favorable decision but the case has been appealed to the Washington Supreme Court for further review.

Land holdings throughout Washington State are affected by the state's Growth Management Act, which requires counties to submit comprehensive plans that identify the future direction of growth and stipulate where population densities are to be concentrated. In Jefferson County, in which Port Ludlow is located, the State Hearings Board approved the County's Comprehensive Plan. In this plan Port Ludlow was granted status as a Master Planned Resort facilitating future build-out and development of the resort. In July 1999 the Partnership completed a mediation process with local residents to negotiate a proposed zoning ordinance necessary to implement the Master Plan Resort Designation and complete build-out of the resort. The mediation culminated in a proposed draft ordinance, which was achieved through a consensus process. The draft ordinance has been forwarded to the County for approval and adoption, which is expected within 30-60 days. In Kitsap County, where Port Gamble is located, the State Hearings Board rendered a decision in February 1999 invalidating Port Gamble's designation as an urban growth area and directing the County to re-designate Port Gamble with an appropriate rural based zoning. In July 1999, the Partnership obtained approval from Kitsap County to designate Port Gamble as a "Rural Historic Town." The plan includes substantial new commercial, industrial and residential development of the town utilizing historic land use patterns, densities and architectural character. Kitsap County is forwarding the plan to the State Hearings Board for review.

OTHER

The following table sets forth expenses as a percentage of revenues for the period ended June 30, 1999:

                                              Three Months ended     Year to Date
                                                 1999     1998       1999     1998
                                              -------------------    --------------
Revenues                                         100%     100%       100%     100%
Cost of sales                                     31       29         28       28
Operating expenses                                32       22         33       24
Selling, general and administrative expenses
                                                  17       14         17       15
                                              -------------------    --------------
Operating income                                  20%     35 %        22%      33%
                                              -------------------    --------------
                                              -------------------    --------------

Cost of sales as a percentage of revenues on a year to date basis remained constant from June 30,1998 to June 30, 1999. The quarter ended June 30,1998 included a $2.8 million land sale which produced $2.6 million dollars of operating income. Cost of sales as a percentage of revenues increased for the quarter ended June 30, 1999 as a result of not having a comparable land sale in the second quarter of 1999.

Operating expenses and selling general and administrative expenses as a percentage of revenues increased on both a year-to-date and second quarter basis due primarily to the decrease in revenues from land sales. To a lesser extent, operating expenses and selling general and administrative expenses increased due to the costs incurred in the newly acquired operations of ORM Resources Canada and the Heron Beach Inn. Both of these operations have a higher component of their expenses that are classified as operating expenses than the Partnership on a consolidated basis which results in an increase in operating expenses as a percentage of revenues.

The income tax provision for the six months ended June 30, 1999 relates to taxable income of the Partnership's corporate subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

Funds generated internally through operations and externally through financing will provide the required resources for the Partnership's real estate development and other capital expenditures. Management may also consider increasing the Partnership's debt to total capitalization ratio to participate in investments in real property, if the investments meet the Partnership's return requirements and provide a good fit with the Partnership's portfolio of properties. Management considers its capital resources to be adequate for its current plans. At June 30, 1999, the Partnership had available an unused $20.0 million bank loan commitment.

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

Cash provided by operating activities was $4.5 million for the first six months of 1999, and overall cash and cash equivalents increased by $196,000 during the six-month period. The cash generated from operations was primarily used for capital expenditures of $2.9 million and cash distributions to unitholders of $0.9 million. Capital expenditures include $1.3 million to purchase 512 acres of timberland in the first quarter of 1999. The second quarter 1999 cash distribution of ten cents per unit, payable to unitholders of record on June 2, 1999, was paid on June 16, 1999.

During the first quarter of 1999, Mr. Adolphus Andrews retired from the Board of Directors of Pope MGP, the Partnership's General Partner. Mr. Joseph O. Tobin II was selected to join Pope MGP's Board of Directors and his term expires on December 31, 2000.

YEAR 2000

The Partnership has hired consultants to help evaluate its exposure related to year 2000 (Y2K) issues and to develop a plan to fix hardware or software that is not Y2K compliant. Projected costs of identifying Y2K issues, fixing software and hardware that is not Y2K compliant, and querying major vendors and customers to determine their state of readiness are not expected to be greater than $250,000. Costs incurred through June 30, 1999 total $220,000. Management has completed the process of identifying the hardware, software, and related equipment that must be modified, upgraded, or replaced to minimize the possibility of a material disruption of its business. Management has essentially achieved Y2K compliance for all of its critical internal systems, and expects to complete this process for its remaining systems no later than the third quarter of 1999.

To date, over 80% of the Partnership's suppliers and customers contacted have confirmed that they will be Y2K compliant prior to January 1, 2000 or have indicated that the status of their Y2K compliance has yet to be determined. However, management can give no assurance that the Y2K issue will not materially affect its suppliers or customers. In the event that a significant customer or vendor were not able to operate after the year 2000, the resulting interruption in the Partnership's business could lead to costs in excess of management's estimate of expenses related to Y2K compliance.

Contingency plans for the event of significant interruptions of internal systems or our supplier's or customer's businesses are being developed. Contingency plans are expected to be complete late in 1999. Management believes that the most reasonably likely worst case scenario relating to Y2K compliance could relate to a potential disruption in cash processing from failures of customers and/or financial institutions.

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

                               POPE RESOURCES,
                               A Delaware Limited Partnership
                               Registrant


Date: August 11, 1999          By: POPE MGP, Inc.
                               Managing General Partner



Date: August 11, 1999          By: /s/ Gary F. Tucker
                                  ---------------------------------------
                               Gary F. Tucker
                               President and Chief Executive Officer



Date: August 11, 1999          By: /s/ Thomas M. Ringo
                                  ---------------------------------------
                               Thomas M. Ringo
                               Sr. Vice President Finance & Client Relations
                               (Principal Financial Officer)



Date: August 11, 1999          By: /s/ Meredith R. Green
                                  ---------------------------------------
                               Meredith R. Green
                               Vice President Finance and Treasurer
                               (Principal Accounting Officer)