Form 10-Q
period 1999-09-30
POPE RESOURCES LTD PARTNERSHIP
filed 1999-11-15
CIK 784011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


         (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For Third Quarter Ending September 30, 1999

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


                     Yes        X                           No
                        ------------                          -------------

                                     PART I

                                     ITEM 1

                              FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (Unaudited)

Pope Resources
September 30, 1999 and December 31, 1998


(Thousands)                                                1999             1998
---------------------------------------------------------------------------------
Assets
Current assets:
  Cash                                                  $ 5,221          $ 2,666
  Accounts receivable                                     2,451              639
  Work in progress                                       12,644           11,199
  Current portion of contracts receivable                   555              611
  Prepaid expenses and other                                448              368
                                                        -------          -------
  Total current assets                                   21,319           15,483
                                                        -------          -------
Properties and equipment at cost:
  Land and land improvements                             15,828           16,701
  Roads and timber (net of
    accumulated depletion)                               12,285           11,272
  Buildings and equipment (net of
    accumulated depreciation)                            15,962           16,028
                                                        -------          -------
                                                         44,075           44,001
                                                        -------          -------

Other assets:
  Contracts receivable, net of current portion            1,702            1,780
  Unallocated amenities and project costs                 1,158            1,073
  Loan fees and other                                       330              369
                                                        -------          -------
                                                          3,190            3,222
                                                        -------          -------
                                                        $68,584          $62,706
                                                        =======          =======
Liabilities and Partners' Capital
Current liabilities:
  Accounts payable                                      $ 1,116          $   777
  Accrued liabilities                                     1,519            1,383
  Current portion of long-term debt                         398              382
  Minority interest                                          98              256
                                                        -------          -------
  Total current liabilities                               3,131            2,798
                                                        -------          -------
  Long-term debt, net of current portion                 13,389           13,818
  Deferred profit                                           212              194
  Partners' capital                                      51,852           45,896
                                                        -------          -------
                                                        $68,584          $62,706
                                                        =======          =======


CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

Pope Resources
Three Months and Nine Months Ended September 30, 1999 and 1998


(Thousands, except per unit data)                      Three Months Ended September 30,     Nine Months Ended September 30,
                                                          1999               1998               1999               1998
                                                        --------           --------           --------           --------
Revenues                                                $ 14,349           $ 12,574           $ 41,143           $ 36,835
Cost of sales                                             (4,787)            (3,729)           (12,237)           (10,613)
Operating expenses                                        (4,938)            (3,184)           (13,718)            (9,065)
Selling general and administrative expenses               (2,303)            (2,266)            (6,969)            (5,960)
                                                        --------           --------           --------           --------
Income from operations                                     2,321              3,395              8,219             11,197
                                                        --------           --------           --------           --------

Other income (expense):
Interest expense                                            (316)              (350)              (971)            (1,074)
Interest income                                               78                175                165                463
Equity in earnings / (losses) of joint venture                 -                  1                  -               (170)
Minority interest                                            (13)               (63)               (48)              (243)
                                                        --------           --------           --------           --------
                                                            (251)              (237)              (854)            (1,024)
                                                        --------           --------           --------           --------

Income before income taxes                                 2,070              3,158              7,365             10,173

Income tax provision                                          19               (217)              (221)              (348)
                                                        --------           --------           --------           --------

Net income                                              $  2,089           $  2,941           $  7,144           $  9,825
                                                        ========           ========           ========           ========

Allocable to general partners                           $     28           $     39           $     95           $    131
Allocable to limited partners                              2,061              2,902              7,049              9,694
                                                        --------           --------           --------           --------

                                                        $  2,089           $  2,941           $  7,144           $  9,825
                                                        ========           ========           ========           ========


Earnings per unit:
            Basic                                       $   0.46           $   0.65           $   1.58           $   2.17
                                                        ========           ========           ========           ========
            Diluted                                     $   0.46           $   0.65           $   1.57           $   2.17
                                                        ========           ========           ========           ========

Weighted average units outstanding:
            Basic                                          4,521              4,519              4,521              4,519
                                                        ========           ========           ========           ========
            Diluted                                        4,552              4,535              4,545              4,531
                                                        ========           ========           ========           ========


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Pope Resources
Nine Months Ended September 30, 1999 and 1998


(Thousands)                                                           1999              1998
                                                                   --------          --------
Net cash flows from operating activities                           $ 7,830           $ 8,107

Cash flows from investing activities:
  Capital expenditures                                              (3,505)           (2,178)
  Joint venture investment                                              --              (300)
                                                                   --------          --------

    Net cash used in investing activities                           (3,505)           (2,478)
                                                                   --------          --------

Cash flows from financing activities:
  Cash distributions to unitholders                                 (1,357)           (1,808)
  Minority interest distrbution                                       (208)                -
  Repayment of long-term debt                                         (393)             (277)
  Proceeds from exercise of unit options                               188                 -
                                                                   --------          --------

    Net cash used in financing activities                           (1,770)           (2,085)
                                                                   --------          --------

Net increase in cash and cash equivalents                            2,555             3,544
Cash and cash equivalents at beginning of year                       2,666             3,950
                                                                   --------          --------

Cash and cash equivalents at end of the nine month period          $ 5,221           $ 7,494
                                                                   ========          ========
Supplemental disclosure of non-cash transaction:
Land acquired through a tax-deferred exchange                      $    --           $ 1,791
                                                                   ========          ========


                                 POPE RESOURCES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 1999



1. The consolidated financial statements have been prepared by the Partnership without an audit and are subject to year-end adjustments. Certain information and footnote disclosures in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of the Partnership, the accompanying consolidated balance sheets as of September 30, 1999 and December 31, 1998 and the consolidated statements of income for the three months and nine months ended September 30, 1999 and 1998 and cash flows for the nine months ended September 30, 1999 and 1998 contain all adjustments necessary to present fairly the financial statements referred to above. The results of operations for any interim period are not necessarily indicative of the results to be expected for the full year.

2. The financial statements in the Partnership's 1998 annual report on Form 10-K include a summary of significant accounting policies of the Partnership and should be read in conjunction with this Form 10-Q.

3. Diluted earnings per unit include the impact of unit options outstanding.

4. Supplemental disclosure of cash flow information: Interest paid amounted to approximately $1,055,000 and $1,080,000 for the nine months ended September 30, 1999 and 1998, respectively.

5. The general partners of the Partnership are Pope EGP, Inc., and Pope MGP, Inc. Allocations of partner distributions are based on units held. The following is the Partners' capital account activity, and disclosure of comprehensive income for the nine months ended September 30, 1999 and 1998:


                                                                         1999                   1998
                                                                 ------------           ------------
         PARTNERS' CAPITAL AT THE BEGINNING OF THE YEAR          $ 45,896,000           $ 38,910,000

           Net Income                                               7,144,000              9,825,000

           Translation adjustment                                     (19,000)                    --
                                                                 ------------           ------------

         COMPREHENSIVE INCOME                                       7,125,000              9,825,000

           DISTRIBUTIONS                                           (1,357,000)            (1,355,000)

           UNITS ISSUED                                               188,000                     --
                                                                 ------------           ------------

         PARTNERS' CAPITAL AT THE END OF THE
            NINE-MONTH PERIOD                                    $ 51,852,000           $ 47,380,000
                                                                 ============           ============

         GENERAL PARTNERS                                        $    690,000           $    630,000
                                                                 ============           ============
         LIMITED PARTNERS                                        $ 51,162,000           $ 46,750,000
                                                                 ============           ============


6. Revenues and operating income by segment for the nine months ended September 30 is as follows:


                                             Timberland
  (Thousands)                                 Resources          Real Estate        Administrative       Consolidated
---------------------------------------------------------------------------------------------------------------------
1999
Revenues                                           $29,650             $11,493            $     -          $41,143
Income (loss) from operations                       14,083                 123             (5,987)           8,219

1998
Revenues                                            25,000              11,835                  -           36,835
Income (loss) from operations                       13,402               3,004             (5,209)          11,197


7. Certain reclassifications have been made to 1998 amounts to conform to 1999 presentation.

                                     ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)
                               September 30, 1999

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

TIMBERLAND RESOURCES

Timberland Resources revenues for the three months ended September 30, 1999 and 1998 were $8.9 million and $8.8 million, respectively. Notwithstanding the comparability of these respective amounts in an absolute dollar sense, each total contained portions of revenue unique to that quarter. For instance, third quarter 1998 revenues included a nonrecurring timberland sale for $0.9 million. Third quarter 1999 revenues, on the other hand, included amounts related to new forestry consulting activities in the U.S. and Canada that were not present in the prior year. On a year-to-date basis, Timberland Resources revenues were $29.7 million and $25.0 million in 1999 and 1998, respectively. The increase in year-to-date revenues resulted primarily from revenues generated from the forestry consulting business acquired in December 1998 and additionally from accelerating the timing of planned timber harvesting from the Partnership's tree farm in 1999 to capture higher than anticipated timber prices in the first half of the year.

Operating income from Timberland Resources for the three months ended September 30, 1999 and 1998 were $3.8 million and $4.9 million, respectively. The decrease in operating income during the quarter was due to the absence of a timberland sale in 1999. Operating income for the nine months ended September 30, 1999 and 1998 was $14.1 million and $13.4 million, respectively. The increase resulted primarily from a favorable export market for logs harvested from the Partnership's tree farm partially offset by an increase in operating expenses incurred in the management of Hancock Timber Resource Group (HTRG) timberlands. Operating income in 1998 reflected the incremental build-up in infrastructure that took place during 1998 and, accordingly, only partially captured the normalized operating level shown in 1999's results.

In December 1998 the Partnership acquired the assets comprising Simons Reid Collins, which had been a division of H.A. Simons Ltd. of Vancouver, British Columbia. The acquired business, which now operates as ORM Resources Canada Ltd., is expected to expand the Partnership's ability to market timberland management and forestry consulting services globally to owners and managers of timberlands. Year-to-date Timberland Resources revenues include $2.5 million earned from ORM Resources Canada Ltd.

The HTRG timberland management services contract currently covers over 500,000 acres in Washington, Oregon, California, and British Columbia. The Partnership was recently notified by HTRG that the California Public Employees' Retirement System (CalPERS) is changing from a single investment manager to multiple investment managers for its approximately $1.2 billion timberland portfolio. As a result, timberlands owned by CalPERS in the western United States will be changing investment managers. CalPERS represents approximately 222,000 of the acres currently managed for HTRG in the western United States and these acres are expected to transition to a new investment manager by early 2000. Additionally, the State Teachers Retirement System of Ohio (STRSO), which represents approximately 96,000 acres in the western United States, changed investment managers as of September 1999. If we are unable to replace these acres, this will have a significant impact to revenues and operating income for the Timberland Resources segment.

The Partnership harvested and sold the following timber from its fee timberland ownership for the nine months ended September 30:

---------------------------------------------------------------------------------------------------------------
                 Softwood                                           Hardwood
Year             Sawlogs                 Pulp Logs                  and Other                    Totals
---------------------------------------------------------------------------------------------------------------
           Volume      Price        Volume      Price         Volume       Price           Volume       Price
           MMBF        $/MBF        MMBF        $/MBF         MMBF         $/MBF           MMBF         $/MBF
          -----------------------------------------------------------------------------------------------------
1999        29.4        627          7.7         224           0.9           502            38.0         542
1998        25.6        584          8.2         254           0.8           452            34.6         503
---------------------------------------------------------------------------------------------------------------


MMBF = million board feet
MBF = thousand board feet

Log revenues from the Partnership's fee timberland ownership are significantly affected by export log market conditions. The majority of the Partnership's export log volume is sold to Japan. The Japanese export market showed some signs of recovery in the first three quarters of 1999. As a result, management accelerated the timing of planned 1999 log production into the first half of the year and, to the extent possible, focused more heavily on timber stands with a higher mix of export-suitable logs. Total 1999 volumes are not expected to change significantly from 1998. Export log volumes sold through domestic intermediaries for the nine months ended September 30, 1999 and 1998 were 10.4 MMBF and 7.5 MMBF, respectively, while the proportion of export volume to total volume harvested increased from 22% in 1998 to 27% in 1999. In addition to the increase in volume, the average price of export logs sold year-to-date increased from $680 per MBF in 1998 to $693 per MBF in 1999.

The average price of domestic logs sold was $591 and $544 per MBF for the first nine months of 1999 and 1998, respectively. Domestic conifer sawlog volumes for the nine months ended September 30, 1999 and 1998 were 19.0 MMBF and 18.1 MMBF, respectively. Domestic log demand is affected by the level of new home construction, repair and remodel expenditures, weather, and market conditions in foreign markets (especially Asia). Interest rate fluctuations, population demographics, and changes in general economic conditions are factors that influence housing starts. The levels of existing home sales, together with interest rate movements, heavily influence repair and remodel expenditures. In combination these forces affect the demand for lumber which in turn drives the demand for logs. All of these factors affect the price the Partnership receives from the sale of its log production.

Pulp log volumes for the nine months ended September 30, 1999 and 1998 were 7.7 MMBF and 8.2 MMBF, respectively. Pulp log markets weakened during 1999. The average price of pulp logs sold was $224 and $254 per MBF for the first nine months of 1999 and 1998, respectively. As management shifted log production to capitalize on the relatively strong export log market, the proportion of the total harvest mix attributable to pulp log volume declined from 24% in 1998 to 20% in 1999.

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

Real Estate revenues for the three months ended September 30, 1999 and 1998 were $5.4 million and $3.8 million, respectively. Revenues were shifted from the first half of 1999 to the third quarter. The shift in revenues was due to two factors; 1) unusually wet weather in winter and spring dampened sales in the first two quarters, and 2) many sales occurred with unfinished inventory, which required additional time to complete homes for delivery. On a year-to-date basis, Real Estate revenues as of September 30, 1999 and 1998 were $11.5 million and $11.8 million, respectively. 1998 revenues benefited from a $2.8 million dollar undeveloped acreage sale. The Partnership did not have any significant undeveloped acreage sales during 1999, but the loss of those revenues was largely replaced by revenues generated by the Heron Beach Inn on Ludlow Bay (the Inn). Prior to 1999 the Partnership held a 50% interest in the joint venture that owned the Inn. In December 1998, the Partnership increased its ownership interest in the Inn to 100% through a buyout of its partner. As a result of the acquisition, revenues and expenses from the Inn are now included in the Partnership's operating income.

Operating income for the three months ended September 30, 1999 and 1998 was $0.6 million for both periods. On a year-to-date basis, operating income was $0.1 million and $3.0 million through September 30, 1999 and 1998, respectively. The majority of the decrease in revenues and operating income is due to the $2.8 million undeveloped acreage sale during the second quarter of 1998 which resulted in $2.6 million in operating income.

Revenues from residential development for the three months ended September 30, 1999 and 1998 were $3.0 million and $2.0 million, respectively. On a year-to-date basis residential development revenues through September 30,1999 and 1998 were $6.0 million and $7.7 million, respectively. The majority of the decrease in residential development revenues is due to the $2.8 million sale of undeveloped acreage in the second quarter of 1998.

The Partnership's largest development is in Port Ludlow, Washington. During the three months ended September 30, 1999, the Partnership's development at Port Ludlow generated revenues of $2.6 million on the sale of 10 dwellings and three lots, compared with revenue of $1.7 million on the sale of five dwellings and nine lots for the same period in 1998. On a year-to-date basis as of September 30, 1999 the Partnership's development at Port Ludlow generated revenues of $4.4 million on the sale of five finished lots and 17 homes, compared with revenue of $3.9 million on the sale of 19 finished lots and 11 homes for the same period in 1998. Revenue realized per sale depends on the quality and size of the home, the subdivision, and the location of the lot.

Revenues from income-producing properties for the three months ended September 30, 1999 and 1998 were $2.5 million and $1.8 million, respectively. On a year-to-date basis revenues totaled $5.5 million and $4.1 million for 1999 and 1998, respectively. The increase resulted from revenue earned by the Heron Beach Inn on Ludlow Bay.

Land holdings throughout Washington State are affected by the state's Growth Management Act (GMA), which requires counties to submit comprehensive plans that identify the future direction of growth and stipulate where population densities are to be concentrated. In Jefferson County, in which Port Ludlow is located, the GMA Hearings Board approved the County's Comprehensive Plan. In this plan, Port Ludlow was granted status as a Master Planned Resort facilitating future build-out and development of the resort. In July 1999, the Partnership successfully completed a mediation process with local residents that resulted in a proposed zoning ordinance necessary for completion and build-out of the resort. In October 1999, the Jefferson County Commissioners approved the zoning ordinance, which will facilitate completion and build-out of the development at Port Ludlow.

The Partnership continues to be in the planning and entitlement phases for several developments located in the West Puget Sound region. In Kitsap County, where Port Gamble is located, the GMA Hearings Board rendered a decision in February 1999 invalidating Port Gamble's designation as an urban growth area and directing the County to re-designate Port Gamble with an appropriate rural based zoning. In July 1999, the Partnership obtained approval from Kitsap County to designate Port Gamble as a "Rural Historic Town." This designation provides for substantial new commercial, industrial and residential development of the town utilizing historic land use patterns, densities and architectural character. Kitsap County is forwarding the plan to the State GMA Hearings Board for review, which is scheduled to occur in January 2000. A third party filed an appeal of the plan to the GMA Hearings Board in October 1999. A hearing to review objections raised in the appeal will occur in January 2000.

In 1997, the City of Bremerton approved the Partnership's request for a planned unit development on a 270-acre property. The industrial portion of the Bremerton property is 61 acres. Construction of the off-site sewer is completed and the Partnership is focusing on its marketing plan. With respect to other properties, the Partnership continues to work with officials in Gig Harbor regarding the development of a 320-acre mixed-use project located within the Gig Harbor city limits. The Partnership has two additional ongoing projects in Kitsap County, a 720-acre residential development in Kingston and a 185-acre residential development in Hansville. Development of these sites has been delayed pending resolution of a lawsuit, in which the Partnership is not a party, which will establish the appropriate zoning and development regulations applicable to projects pending throughout Kitsap County. In April 1999, the State Court of Appeals rendered a favorable decision but the case has been appealed to the Washington Supreme Court for further review.

Voters in Washington State recently passed initiative 695, which is expected to have a detrimental impact to state and county budgets. The specific impact of this initiative to the Partnership's real estate holdings is unknown at this time.

OTHER

The following table sets forth expenses as a percentage of revenues for the period ended September 30, 1999:


                                                     Three Months Ended            Year-to-Date
                                                     1999          1998          1999          1998
                                                     -------------------         ------------------
         Revenues                                     100%          100%          100%          100%
         Cost of sales                                 33            30            30            29
         Operating expenses                            35            25            33            25
         Selling, general and administrative
         expenses                                      16            18            17            16
                                                     -------------------         ------------------
         Operating income                              16%           27%           20%           30%
                                                     ===================         ==================


Cost of sales as a percentage of revenues on a year-to-date basis increased slightly from September 30, 1998, while on a quarter to date basis the increase was more significant. The ratio of cost of sales to revenues in 1998 was positively affected by $0.9 million in revenue resulting from the sale of a parcel of timberland, which contributed $0.8 million of operating income.

The increase in operating expenses as a percentage of revenues is due to a number of different factors. The partnership acquired interests in two businesses in December 1998: the Heron Beach Inn on Ludlow Bay and a forestry consulting business in Canada. Both of these businesses have a larger percentage of revenues used for operating expenses than the Partnership's tree farm, third-party timberland management business, and real estate development business. The ratio of operating expenses to revenues was also positively affected in the second quarter of 1998 by a $2.8 million undeveloped acreage sale and in the third quarter of 1998 by a $0.9 million timberland sale. Both of these transactions had no effect on operating expenses but increased revenues.

INCOME TAXES

The income tax provision for the nine months ended September 30, 1999 relates to taxable income of the Partnership's corporate subsidiaries.

LIQUIDITY AND CAPITAL RESOURCES

Funds generated internally through operations and externally through financing will provide the required resources for the Partnership's real estate development and other capital expenditures. Management may also consider increasing the Partnership's debt to total capitalization ratio to participate in investments in real property, if the investments meet the Partnership's return requirements and provide a good fit with the Partnership's portfolio of properties. Management considers its capital resources to be adequate for its current plans. At September 30, 1999, the Partnership had available an unused $20.0 million bank loan commitment.

Management has considerable discretion to increase or decrease the level of logs cut and thereby may increase or decrease net income and cash flow, assuming log prices and demand remain stable. Management's current plan is to harvest approximately 39 million board feet of timber in 1999. Since harvest plans are based on demand and pricing, actual harvesting may vary subject to management's ongoing review.

Cash provided by operating activities was $7.8 million for the first nine months of 1999, and overall cash and cash equivalents increased by $2.6 million during the nine-month period. The cash generated from operations was primarily used for capital expenditures of $3.5 million and cash distributions to unitholders of $1.4 million. Capital expenditures include $1.3 million to purchase 512 acres of timberland in the first quarter of 1999. The third quarter 1999 cash distribution of ten cents per unit, payable to unitholders of record on August 31,1999, was paid on September 15, 1999.

YEAR 2000

The Partnership hired consultants to help evaluate its exposure related to year 2000 (Y2K) issues and to develop a plan to fix hardware or software that is not Y2K compliant. Costs incurred to identify and fix software and hardware with Y2K issues, and query major vendors and customers to determine their state of readiness were $220,000. Management expected the Y2K project to cost $250,000. Management has completed the process of identifying the hardware, software, and related equipment that must be modified, upgraded, or replaced to minimize the possibility of a material disruption of its business. Management has essentially achieved Y2K compliance for all of its critical internal systems.

To date, over 90% of the Partnership's suppliers and customers contacted have confirmed that they will be Y2K compliant prior to January 1, 2000 or have indicated that the status of their Y2K compliance has yet to be determined. However, management can give no assurance that the Y2K issue will not materially affect its suppliers or customers. In the event that a significant customer or vendor were not able to operate after the year 2000, the resulting interruption in the Partnership's business could lead to costs in excess of management's estimate of expenses related to Y2K compliance.

Contingency plans for the event of significant interruptions of internal systems or our suppliers' or customers' businesses are being developed. Contingency plans are expected to be complete late in 1999. Management believes that the most likely worst case scenario relating to Y2K compliance would involve a potential disruption in cash processing from failures of customers and/or financial institutions.

         PART II

Item 1: Legal Proceedings

         None

Item 2: Changes in Securities and Use of Proceeds

         None

Item 3: Defaults upon Senior Securities

         None

Item 4: Submission of Matters to a Vote of Security Holders

         None

Item 5: Other Information

         None

6.   Exhibits and Reports on Form 8-K

         None

Exhibit 27.       Financial Data Schedule

         POPE RESOURCES

         SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                  POPE RESOURCES,
                  A Delaware Limited Partnership
                  Registrant




Date: November 12, 1999              By:  POPE MGP, Inc.
                                          Managing General Partner




Date: November 12, 1999              By:  /s/ Gary F. Tucker
                                        ---------------------------------------
                                          Gary F. Tucker
                                          President and Chief Executive Officer




Date: November 12, 1999              By:  /s/ Thomas M. Ringo
                                        ---------------------------------------
                                          Thomas M. Ringo
                                          Sr. Vice President Finance & Client
                                          Relations
                                          (Principal Financial Officer)



Date: November 12, 1999              By:  /s/ Meredith R. Green
                                        ---------------------------------------
                                          Meredith R. Green
                                          Vice President Finance and Treasurer
                                          (Principal Accounting Officer)