Form 10-K405
period 1999-12-31
POPE RESOURCES LTD PARTNERSHIP
filed 2000-03-29
CIK 784011

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                      10-K

  X       Annual Report Pursuant to Section 13 or 15(d) of the Securities
-----     Exchange Act of 1934 [Fee Required]

          For the fiscal year ended December 31, 1999, or

----- Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from ______________ to

Commission File No. 1-9035

                 POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

     Delaware                                       91-1313292
----------------------                           ---------------
(State of Organization)                               (IRS Employer I.D. No.)

                        P.O. Box 1780, Poulsbo, WA 98370
                 -----------------------------------------------
                (Address of principal executive offices Zip Code)

Registrant's telephone number, including area code: (360) 697-6626

Securities registered pursuant to Section 12(b) of the Act:

    Title of Each Class                Name of Each Exchange On Which Registered
    --------------------------         -----------------------------------------
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

                            Yes   X      No
                                 --

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.
/ X /

         Approximate aggregate market value of the non-voting equity in the form of units held by nonaffiliates of the registrant as of March 1, 2000 was $72,430,120.

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

         In March 1997, the Partnership's unitholders authorized management to expand its timberland business with the Investor Portfolio Management Business
(IPMB). The IPMB has two complementary business strategies: portfolio development and timberland management. Portfolio development's goal is to build and manage diversified portfolios of timberlands for third-party investors, sometimes acting exclusively as an investment manager, while at other times co-investing as a partner on behalf of Pope Resources. Timberland management's mandate is to provide management services to third-party owners of timberlands. ORM, Inc. and Olympic Resource Management LLC (ORMLLC) were formed in 1997 to facilitate the IPMB activities.

         The amendment to the Limited Partnership Agreement authorizing management to pursue the IPMB business limits cumulative net expenditures to $5,000,000, including debt guarantees. As of December 31, 1999, cumulative net expenditures, incurred in pursuit of IPMB opportunities, including guarantees, totaled approximately $494,000 net of income generated. The amendment further specifies that income from the IPMB will be split using a sliding scale allocation method beginning at 80% to ORM, Inc., a subsidiary of Pope Resources and 20% to Pope MGP, Inc., the managing general partner of the Partnership. The sliding scale allocation method will evenly divide IPMB income between ORM, Inc. and Pope MGP, Inc. once such income reaches $7,000,000 in a given fiscal year.

         During 1998, the Partnership formed ORM International, Inc. and ORM Resources Canada Ltd. to facilitate the acquisition of assets comprising Simons Reid Collins, a division of H.A. Simons Ltd. of Vancouver, British Columbia. These assets and employees have expanded the Partnership's ability to market forest management and consulting services globally and expanded its array of consulting services available to owners and managers of timberlands.

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

         TIMBERLAND RESOURCES

         The Timberland Resources segment's key operation is the management of timberlands for the Partnership and third party investors. As of December 31, 1999, total acres under management exceeded 500,000 acres, of which the Partnership's tree farm represented approximately 74,000 acres. Operations consist of the growing of timber to its optimal harvest age and the subsequent harvesting and marketing of timber and timber products to both domestic and Pacific Rim markets. The Partnership earns revenue from management and consulting fees received from third-party investors and the sale of timber products from the Partnership's tree farm. This segment produced 68%, 68% and 65% of the Partnership's consolidated gross revenues in 1999, 1998 and 1997, respectively.

         All of the activities of the IPMB are currently conducted within this segment. The vehicle for the IPMB is ORMLLC, which seeks investors interested in developing risk-diversified portfolios of timberland and pursues third party timberland management opportunities in the United States, Canada, and other strategic locations globally. ORMLLC generates fee income directly and indirectly by providing services to large investors in acquiring, managing, and eventually disposing of timberland investments. In December 1997, ORMLLC entered into a contract with the Hancock Timber Resource Group (HTRG) following a competitive bid process to manage timberlands in Washington, Oregon, and California. As of December 31, 1999, ORMLLC managed 460,000 acres for HTRG in the Western United States and British Columbia. In addition to the IPMB activities, ORMLLC also earns revenue by providing forestry consulting services to third party owners and managers of timberland assets.

         With the formation of ORM International, Inc. and ORM Resources Canada Ltd. in 1998, the Partnership has expanded its presence outside the U.S. ORM Resources Canada Ltd. provides consulting services in forest inventory, timber supply analysis, timber sale cruising and forest resource mapping to a broad range of clients in western Canada. ORM Resources Canada Ltd. also provides timberland management services on 60,000 acres on Vancouver Island together with general forestry consulting services for projects in Argentina and Jamaica. The company has offices throughout western Canada and in Buenos Aires, Argentina. The resources used to provide consulting and management services for third parties are also utilized to manage the Partnership's own tree farm near Seattle, Washington.

         The dominant timber species on the Partnership's 74,000-acre tree farm is Douglas-fir. Douglas-fir is noted for its strength, flexibility and other physical characteristics that make it generally preferable to other softwoods and hardwoods for the production of construction grade lumber and plywood. As of December 31, 1999, the tree farm's total softwood inventory volume was estimated to be 420 million board feet (MMBF). This compares to inventory volumes of 432 MMBF and 457 December 31, 1998 and 1997, respectively. Due to Washington State forest practice regulations that provide for limited clear-cut size, expanded riparian management zones, wildlife leave trees, wetlands requirements and other harvest restrictions the Partnership estimates that between 7% and 12% of the aforementioned volume may not be available for harvest. The Partnership is currently evaluating the affect of recent regulatory changes to the Partnership's inventory. The merchantable timber volume is accounted for by the Partnership's standing timber inventory system, which utilizes periodic statistical sampling of the timber (cruising) with annual adjustments made for estimated growth and the depletion of areas harvested.

         The Partnership views its tree farm as a core holding and is managing it accordingly. As such, the Partnership's annual harvest policy is to schedule harvesting to coincide with a given stand's economic rotation age, consistent with rate-of-harvest regulations in the State Forest Practices Act. From year to year, the policy allows for flexibility in response to external market conditions. For instance, when log markets are weak, annual harvest levels might be reduced whereas in strong log markets, the annual levels may be above the average. The Partnership's harvesting schedules are based on both inventory data and projected growth rates. Inventory data includes species, site index, classification of soils, volume, size and age of the timber. From this information, the Partnership develops its annual and long-term harvesting plans predicated on existing and anticipated economic conditions with the objective of maximizing the long-term returns.

          The Partnership markets timber in one of two ways. Management engages independent logging contractors to harvest the standing timber and manufacture it into logs which are then sold on the open market. Logs produced are sold both domestically and internationally. One of the principal international markets served is the Pacific Rim. Logs going to this destination are generally sold to brokers who in turn sell direct to offshore destinations. Japan is by far the largest buyer of logs in the Pacific Rim market, though Korea and China are significant from time to time.

         The second method in which timber is sold is through stumpage sales, where standing timber is sold to purchasers that in turn manage the harvesting and marketing of the timber. These operations are governed by provisions of the sales contract, and are closely monitored by management to facilitate sound forestry and stewardship practices and regulatory compliance. Stumpage sales are generally used in unique situations when management believes returns can be improved by selling timber immediately, "on the stump", rather than waiting for the harvest to be completed and selling manufactured logs.

         There are many competitors of the Partnership, most of whom are comparable in size or larger. Forest product suppliers compete on the basis of quality, pricing and the ability to satisfy volume demands for various types and grades of logs to respective markets. Management believes that the location, type and grade of the Partnership's timber will enable it to effectively compete in these markets. However, the Partnership's products are subject to increasing competition from a variety of non-wood and engineered wood products as well as competition from foreign-produced products. The Partnership's timberland management and forestry consulting businesses compete in a market crowded with competitors that is affected by changes in the business cycle. The Partnership believes it is well positioned in this market to capitalize on the on-going changes in timberland ownership and management.

         The Partnership's timberland operations often require management activities that include reforestation, control of competing brush in young stands, thinning of the timber to achieve optimal spacing after stands are established, and fertilization. During 1999, the Partnership planted 1,003,000 seedlings on 2,100 acres of the Partnership's tree farm. This compares to 1998 and 1997 in which the Partnership planted 1,048,000 and 902,000 seedlings on 2,600 and 2,073 acres, respectively. Management's policy is to stay current on its reforestation program, returning all timberlands to productive status as soon as economically feasible following harvest.

         Over the longer term, management anticipates that population and economic pressures will contribute to the development of increasing portions of its tree farm. To offset the resulting reductions in the timberland base, management is actively seeking acquisitions and trades that enhance tree farm ownership. In 1999, the Partnership acquired 500 acres of timberlands adjacent to its existing tree farm.

         Timberland Resources is a year-round operation of the Partnership and presently employs 117 full-time salaried employees and up to 25 part-time and seasonal personnel.

         REAL ESTATE

         The Real Estate segment consists of residential development together with ownership and management of income-producing properties. The Real Estate segment produced 32%, 32%, and 35% of the Partnership's consolidated gross revenues in 1999, 1998, and 1997, respectively.

         Residential development consists of the sale of single-family homes, finished lots and undeveloped acreage. The principal activity of residential development consists of building residential dwellings and developing lots in Port Ludlow. Key assets include approximately 3,000 acres of land located in western Washington, of which the focus for development is Port Ludlow. Port Ludlow is an active adult community on approximately 2,000 acres of which 1,300 acres are still owned by the Partnership. Work is progressing on five remaining subdivisions in this community. Progress is being made in activities ranging from permit approval to actual construction on the final 450 lots of this development.

         The income-producing properties in this segment consist of the following properties located in Port Ludlow, Washington: the 37-room Heron Beach Inn on Ludlow Bay, a 300-slip saltwater marina, a 27-hole championship golf course, a commercial shopping center, an RV park, a restaurant/lounge and related facilities, and the water and sewer utilities serving the area. In addition, the Partnership manages residential and commercial properties in Port Gamble and Kingston, Washington.

         On December 31, 1998, the Partnership dissolved Ludlow Associates, a Washington partnership, and acquired the entire ownership interest in all of Ludlow Associates' assets, including the Heron Beach Inn on Ludlow Bay. Prior to this event, the Partnership was a 50% joint venture partner in Ludlow Associates. The acquisition has facilitated promotion of the Inn as part of a broader destination resort at Port Ludlow. The Inn, golf course, marina, and RV park business is seasonal, with the peak season beginning in May and running through September of each year.

         Other real estate development properties are located in Bremerton, Gig Harbor, Kingston, and Hansville. The City of Bremerton approved the request for a planned development on the Partnership's 270-acre property in Bremerton. The planned development has a mix of industrial and residential uses. Clearing and grading for a road to the industrial portion of the development was completed during 1999.

         Gig Harbor, a suburb of Tacoma, is the site of a 320-acre mixed-use development consisting of 200 acres for residential development; 120 acres for a business park; and a site for a neighborhood commercial center. Preliminary environmental studies were completed in 1997 and the Partnership continues to work with local officials in Gig Harbor on the development plans. Efforts in 1999 focused on a successful agreement to construct an arterial road through the property which in turn connects to a nearby freeway interchange.

         There are two on-going projects in Kitsap County, a 720-acre residential development in Kingston and a 185-acre residential development in Hansville. While significant progress has been made in the governmental entitlement process, final approval was stalled pending the outcome of a court case, in which the Partnership was not a party. In April 1999, the State Court of Appeals rendered a favorable decision but the case has been appealed to the Washington State Supreme Court for further review.

         The Partnership's land sales activities are closely associated with the management of its timberlands. After logging its timberlands, the Partnership has the option of reforesting the land, developing it for sale as improved property, or selling it in developed or undeveloped acreage tracts. Management continually evaluates timberlands in terms of their best economic use, whether it means continuing to grow timber or reclassifying the property for sale or development. As the Partnership reclassifies timber properties for sale or development, the Partnership may replace such properties with timberland purchases in more remote areas. Although the Partnership believes it has adequate land inventory for future development, additional properties may be purchased, as they become available.

         Prospective home and lot buyers often pay an earnest money deposit in anticipation of completing the eventual purchase. The Partnership does not record a sale when earnest money deposits are received, but does track the sales backlog which represents the total sales dollars expected to be recorded once these properties are sold. The residential development division's backlog of sales was approximately $4,630,000 as of December 31, 1999, all of which are expected to close in 2000. This compares to sales backlogs of $890,500 and $926,900 as of December 31, 1998 and 1997, respectively.

         Real Estate presently employs 70 full-time salaried employees and has in the past employed up to an additional 60 part-time and seasonal personnel.

                  The total number of employees not otherwise classified under a segment is 43 full-time salaried employees. No employee is a member of a labor union.

         ITEM 2.           PROPERTIES

         See the discussion of each segment under "Item 1. Business."

         ITEM 3.           LEGAL PROCEEDINGS

         None.

         ITEM 4.           SUBMISSION OF MATTER TO A
                           VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of the Partnership's unitholders during 1999.

                                     PART II

         ITEM 5.           MARKET FOR PARTNERSHIP'S UNITS
                           AND RELATED SECURITY HOLDER MATTERS

         The units are traded on the Nasdaq National Market System. The Partnership's units trade under the ticker symbol "POPEZ". The following table sets forth the 1999-1998 quarterly ranges of high and low prices for the Partnership's units:


                           1999            1998
                 ---------------------   ------------------
                     High        Low       High      Low

                 ---------------------   ------------------
First Quarter    $   33.38   $   27.88   $ 29.00   $ 24.06

Second Quarter   $   35.00   $   29.75   $ 31.00   $ 26.63

Third Quarter    $   34.00   $   31.63   $ 29.50   $ 27.88

Fourth Quarter   $   34.88   $   29.25   $ 32.50   $ 27.63


         As of March 2, 2000, there were approximately 907 beneficial holders and 381 registered holders of 4,528,095 outstanding units.

         During 1999, cash distributions totaled $1,810,000, consisting of quarterly distributions of 10 cents per unit. The fourth quarter distribution of 10 cents per unit was paid on December 15, 1999. During 1998, cash distributions totaled $1,807,000 consisting of 10 cents per unit each quarter. All cash distributions are at the discretion of the Partnership's managing general partner, Pope MGP, Inc.

         ITEM 6.           SELECTED FINANCIAL DATA

         The financial information set forth below for each of the years ending December 31, 1995 through 1999 is derived from the Partnership's audited financial statements. This information should be read in conjunction with the financial statements and related notes included with this report and previously filed with the Securities and Exchange Commission. Per unit amounts reflected below have been restated for the 5 for 1 unit split completed in 1997.


-----------------------------------------------------------------------------------------------------
                                                 (Dollars in thousands, except per unit data)

-----------------------------------------------------------------------------------------------------
                                              1999          1998      1997       1996          1995
Revenues:
   Timberland Resources                     $ 34,501    $ 29,310    $ 19,486    $ 21,569    $ 26,399
   Real Estate                                16,352      13,642      10,623      11,444       9,763
Total Revenues                                50,853      42,952      30,109      33,013      36,162
Income from Operations:
   Timberland Resources                       15,057      14,940      10,151      13,650      18,087
   Real Estate                                   (95)      2,527        (727)        (77)       (904)
    Administrative                            (8,282)     (7,104)     (4,570)     (3,755)     (2,384)
Total Income from Operations                   6,680      10,363       4,854       9,818      14,799
Net Income                                     5,066       8,792       3,509       8,334      13,090
Earnings per Unit - Diluted                     1.11        1.94        0.78        1.84        2.90
Distribution per Unit                           0.40        0.40        0.49        0.82        1.06
Total Assets                                  66,880      62,706      56,319      54,599      54,147
Long-term Debt                                13,282      13,818      14,323      14,678      17,992
Partners' Capital                             49,302      45,896      38,911      37,616      32,988

Acres Owned/Managed (000)                        534         640          74          74          71
Fee Timber Harvested (MMBF)                     42.0        38.9        33.2        31.6        37.9
Homes Sold                                        28          13          14          17          14
Lots Sold                                         48          39          24          39          46
Employees (FTE)                                  257         157          88          56          62
-----------------------------------------------------------------------------------------------------


ITEM 7.           MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         This discussion should be read in conjunction with the Partnership's consolidated financial statements included with this report.

                              RESULTS OF OPERATIONS

TIMBERLAND RESOURCES

         Timberland Resources' revenue sources are as follows: harvest and sale of logs from the Partnership's 74,000-acre tree farm located in the Hood Canal area of Washington as well as management and consulting fees earned from timberland management and forestry consulting activities performed for third-party owners of timberlands. Timberland management fees include fees earned from the Partnership's role as the western regional timberland manager for the Hancock Timber Resource Group (HTRG). The majority of forestry consulting revenue result from the December 1998 acquisition of Simons Reid Collins, a forestry consulting business headquartered in British Columbia.

         Revenues and operating income for the Timberland Resources segment for the three years ending December 31, 1999, are as follows:


--------------------------------------------------------------------------------
       Year ended                       Revenues                Operating income
--------------------------------------------------------------------------------
       December 31, 1999           $    34.5 million      $     15.1 million
       December 31, 1998                29.3 million            14.9 million
       December 31, 1997                19.5 million            10.1 million
--------------------------------------------------------------------------------


         The 18% increase in revenues in 1999 as compared to 1998 is the result of an increase in revenues realized from the sale of logs harvested from the Partnership's tree farm combined with new revenues earned from the Partnership's forestry consulting activities. Operating income did not increase in proportion to the increase in revenues as a result of costs incurred in the integration of the forestry consulting activities. The 1998 increase in revenues and operating income as compared to 1997 resulted primarily from timberland management fees earned from the timberland management activities of Olympic Resource Management LLC (ORMLLC) partially offset by a decline in revenue earned from logs harvested from the Partnership's tree farm.

         The Partnership benefited from an improvement in log prices realized during 1999 and an increase in timber harvested. The increase in harvest volume resulted from the January 1999 acquisition of 500 acres and subsequent logging of a portion of the acquired tract. The Partnership harvested the following timber over the past three years:


---------- ------------------------ ------------------------ ------------------------
                  Softwood
  Year             Sawlogs            Pulp, Hardwood, and            Totals
                                             Other
---------- ------------------------ ------------------------ ------------------------
           Volume      Price        Volume      Price         Volume       Price
           MMBF        $/MBF        MMBF        $/MBF         MMBF         $/MBF
           ----------- ------------ ----------- ------------- ------------ ----------
1999        32.1        $628          9.9         $255         42.0          $542
1998        28.6         583         10.3          268         38.9           500
1997        24.7         698          8.5          252         33.2           584
---------- ----------- ------------ ----------- ------------- ------------ ----------


MMBF = million board feet
MBF = thousand board feet

         Log revenues from the Partnership's timberland ownership are significantly affected by export log market conditions. Sales to the export market totaled 22%, 20%, and 42% of segment revenues for 1999, 1998, and 1997, respectively. The majority of the Partnership's export log volume is sold to Japan. Indirect sales to the export market totaled 11.1 MMBF, 8.6 MMBF, and 10.3 MMBF of softwood logs for 1999, 1998, and 1997, respectively. The average price per MBF realized for export logs sold was $694, $681, and $794 for 1999, 1998, and 1997, respectively. The Japanese economy showed some signs of recovery in 1999, resulting in the improvement in log prices realized and increased volume sold to the export market. The decline in export log volumes and prices in 1998 as compared to 1997 reflected the weakening Japanese economy and strengthening U.S. dollar experienced during that time period.

         Domestic sawlog volumes were 21.0 MMBF, 20.0 MMBF, and 14.4 MMBF in 1999, 1998, and 1997, respectively. The increase in domestic log volume in 1999 reflects the increased timber harvest resulting from the Partnership's aforementioned timberland acquisition. Average domestic log prices per MBF were $593, $541, and $630 for 1999, 1998, and 1997, respectively. The increase in domestic log prices is the indirect result of improved export market conditions. As log prices improve in the export market, log volume is diverted from the domestic to the export market, which tends to improve prices. In 1998 domestic log prices weakened as log volume was diverted from the export to the domestic market.

         Pulp log volumes were 8.7 MMBF, 9.5 MMBF, and 7.0 MMBF, for 1999, 1998, and 1997, respectively. Pulp log volumes decreased in 1999, as the Partnership did not harvest as many lower quality timber stands that tend to generate a larger proportion of pulp logs. The increase in pulp log volume between 1997 and 1998 was due to both an increase in overall timber harvested and the Partnership's harvest of a higher proportion of timber stands that had not been previously thinned. These stands generally contain a higher proportion of lower quality pulp logs than stands that have been previously thinned. Pulp log prices were $222, $251, and $217 per MBF for 1999, 1998, and 1997, respectively.

         The Partnership's tree farm is located in the Hood Canal region of Washington state. Most of the tree farm acreage owned by the Partnership is at a relatively low elevation where harvest activities are possible year around. As a result of this competitive advantage, the Partnership tends to harvest and sell a greater portion of the annual harvest in the first half of the year when the supply of logs tends to be lower. Towards the end of September or October, harvest activities taper off as the Partnership reaches the planned annual harvest volume. Other activities in the Timberland Resource segment are not significantly seasonal.

         In the operation and management of its tree farm, the Partnership is subject to federal, state, and local laws that govern land use. Management's objective is to be in compliance with such laws and regulations at all times. They anticipate that increasingly strict requirements relating to the environment, threatened and endangered species, natural resources, forestry operations, and health and safety matters, as well as increasing social concern over environmental issues, may result in additional restrictions on the timber operations of the Partnership. This will in turn result in increased costs, additional capital expenditures, and reduced operating flexibility. Although management does not consider current laws and regulations to be materially burdensome, there can be no assurance that future legislative, governmental, or judicial decisions will not adversely affect the Partnership's operations.

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

         ORMLLC is the western regional timberland manager for HTRG. The contract covering management services provided in the western United States runs for three years and commenced on January 1, 1998. In conjunction with the acquisition of Simons Reid Collins, ORM Resources Canada Ltd. (a subsidiary of ORMLLC) assumed management of additional HTRG timberlands in British Columbia. The current British Columbia contract ends December 31, 2000. As of December 31, 1999, ORMLLC (together with its subsidiary) was managing 460,000 acres of HTRG timberland in Washington, Oregon, California, and British Columbia. Total acres under management for HTRG is subject to change as HTRG's client portfolios are adjusted.

         In September 1999, the State Teachers Retirement System of Ohio (STRSO) switched its investment management account away from HTRG to a new investment manager. In addition, effective February 2000 the California Public Employees Retirement System (CalPERS) changed investment managers for its western timberland portfolio. ORMLLC managed 319,000 acres of timberlands on behalf of HTRG for STRSO and CalPERS during most of 1999. Following these transfers, ORMLLC manages 242,000 acres of timberlands on behalf of HTRG. The decrease in acres under management will reduce the revenues generated from the HTRG contract in 2000.

         As part of its strategy to expand service offerings to third-party owners of timberlands, management worked throughout 1999 to market its timberland management services. In March 2000, management signed a major new contract to manage an additional 365,000 acres in California, Oregon, and Washington. The revenues from this contract are expected to offset a portion of the revenue lost in the transfer of the STRSO and CalPERS timberlands.

         Forestry consulting services are currently provided in western Canada, the United States, Jamaica, and Argentina to both private and public owners of timberland. During 1999, the forest products industry in British Columbia experienced a cyclical downturn, thus negatively affecting the Partnership's forestry consulting revenues. Management believes that its forestry consulting activities in British Columbia will benefit from the anticipated recovery in the forest products industry in British Columbia.

REAL ESTATE

         Real Estate segment revenues are derived from residential development and income-producing properties. Residential development consists of the sale of single-family homes, developed lots, and undeveloped acreage. These activities span approximately 3,000 acres of the Partnership's ownership and are concentrated in Port Ludlow, Washington. Income-producing properties consist of the following properties in Port Ludlow: the 37-room Heron Beach Inn on Ludlow Bay, a 300-slip saltwater marina, a 27-hole championship golf course, a commercial center, an RV park, a restaurant/lounge and related facilities, and the water and sewer utilities serving the area. In addition, the Partnership manages residential and commercial properties in Port Gamble and Kingston, Washington.

         Revenues and operating income/(loss) for the Real Estate segment for the three years ending December 31, 1999, are as follows:


--------------------------------------------------------------------------------
       Year ended                  Revenues             Operating income/(loss)
--------------------------------------------------------------------------------
       December 31, 1999       $    16.4 million     $    (0.1) million
       December 31, 1998            13.6 million           2.5  million
       December 31, 1997            10.6 million          (0.7) million
--------------------------------------------------------------------------------


         The majority of the 21% increase in Real Estate segment revenues in 1999 compared to 1998 was the result of the Partnership's purchase of the remaining interest in the Heron Beach Inn in December of 1998, which resulted in the Partnership consolidating the Inn's revenues and expenses. The 28% increase in revenues in 1998 from 1997 is due to the sale of a 980-acre property for $2.8 million, which resulted in a gain of $2.6 million to the Real Estate segment.

         Residential development revenues increased 9% to $9.4 million for the year ended December 31,1999, as a result of a shift to focusing on the sale of completed homes as opposed to improved lots at the Partnership's flagship development in Port Ludlow. The increase in revenues from the sale of homes was partially offset by a decrease in revenue from the sale of undeveloped acreage. The primary source of increased residential development revenue in 1998 as compared to 1997 was an increase in undeveloped acreage sales from $0.5 million in 1997 to $3.6 million in 1998. The majority of this increase is attributable to the aforementioned sale of a 980-acre property in 1998.

         In 1999, Port Ludlow, the Partnership's largest development, generated revenues of $7.2 million through the sale of six lots and 28 homes. This compares to 1998 sales of $4.6 million through the sale of 21 developed lots and 13 homes, and 1997 sales of $4.7 million for 17 developed lots and 14 homes. During 1999, the Partnership began to focus more on the sale of homes at Port Ludlow as opposed to lots. The change in strategy is expected to build value in the Partnership's Port Ludlow properties, as the Partnership will have more control over the quality of homes in the community and additional residents are expected to positively affect revenues attributable to the Partnership's income-producing properties.

         Income-producing property revenues in 1999 increased 40% to $7.0 million due to the Partnership's purchase of the remaining interest in the 37-room Heron Beach Inn on Ludlow Bay in December of 1998. Prior to 1998 the Partnership participated in a joint venture to own and operate the Inn. As a joint venture partner, only the Partnership's share of profit from the joint venture was included in non-operating income/loss. On December 31, 1998, the joint venture was dissolved and the Partnership acquired the entire interest in the Inn, and has subsequently included the Inn's revenues and expenses in operating income during 1999.

         Land holdings throughout Washington state are affected by the state's Growth Management Act (GMA), which requires counties to submit comprehensive plans that identify the future direction of growth and stipulate where population densities are to be concentrated. In Jefferson County, where Port Ludlow is located, the GMA Hearings Board approved the County's Comprehensive Plan. In this plan, Port Ludlow was granted status as a Master Planned Resort facilitating future build-out and development of the resort. In July 1999, the Partnership successfully completed a mediation process with local residents that resulted in a proposed zoning ordinance necessary for completion and build-out of the resort. In October 1999, the Jefferson County Commissioners approved the zoning ordinance.

         The Partnership continues to be in the planning and entitlement phases for several developments located in the West Puget Sound region. In July 1999, Kitsap County designated Port Gamble as a "Rural Historic Town." This designation provides for substantial new commercial, industrial and residential development of the town utilizing historic land use patterns, densities and architectural character. The designation has been appealed to the State GMA Hearings Board and is scheduled for review in the first half of 2000. The Partnership has initiated a legislative amendment to GMA that will provide additional clarification and authorization for designations involving national historic town sites and bolster the Partnership's position on appeal. It is anticipated that the legislation will be adopted during the first quarter of 2000.

         The City of Bremerton approved the request for a planned development on the Partnership's 270-acre property in Bremerton. The planned development has a mix of industrial and residential uses. Clearing and grading for a road to the industrial portion of the development was completed during 1999.

         The Partnership continues to work with officials in Gig Harbor regarding the development of a 320-acre mixed-use project located within the Gig Harbor city limits. Preliminary environmental studies were completed in 1997 and the Partnership continues to work with local officials in Gig Harbor on the development plans. Efforts in 1999 focused on a successful agreement to construct an arterial road through the property which in turn connects to a nearby freeway interchange.

         The Partnership has two additional ongoing projects in Kitsap County: a 720-acre residential development in Kingston and a 185-acre residential development in Hansville. Development of these sites has been delayed pending resolution of a lawsuit (in which the Partnership is not a party) that will establish the appropriate zoning and development regulations applicable to projects pending throughout Kitsap County. In April 1999, the State Court of Appeals rendered a favorable decision, but the case has been appealed to the Washington Supreme Court for further review.

         Voters in Washington state recently passed Initiative 695, which replaced the value- based vehicle license fees in the state with a low flat-rate license fee. This is expected to have a detrimental impact on state, county and local government budgets. Significant adverse impacts are also anticipated to the level of services provided by the Washington State Ferry System and funding of highway transportation projects. The reduction of governmental funding in these areas may affect the Partnership's real estate holdings, which are significantly reliant on ferry service, but the impact is unknown at this time.

OTHER

         The following table sets forth expenses as a percentage of revenues for the years indicated:


                                                             1999          1998             1997
                                                        ------------- ---------------- ---------------
Revenues                                                    100%           100%             100%
Cost of sales                                                31             28               36
Operating expenses                                           37             28               25
Selling, general, and administrative expenses                19             20               23
                                                        ============= ================ ===============
Operating income                                             13%             24%             16%
                                                        ============= ================ ===============


         Cost of sales includes the cost of purchasing and producing tangible goods for sale. Cost of sales for the Partnership will fluctuate due to the various methods for selling and harvesting timber and the basis of the land the Partnership sells. In 1999 cost of sales as a percentage of revenues increased 3% from 1998. In 1998 the cost-of-sales ratio was positively affected by the sale of a 980-acre parcel of undeveloped land for $2.8 million. The cost-of-sales ratio in 1999 is 5% below the ratio in 1997 due to the increase in revenues earned from timberland management and forestry consulting activities, which do not have cost of sales associated with the revenue.

         Operating expenses consist of salary and other costs directly attributable to a revenue-producing activity. The 9% increase in the operating expense ratio between 1998 and 1999 is due to an increase in payroll and facility expenses associated with the December 1998 acquisition of the forestry consulting business and purchase and subsequent consolidation of the Heron Beach Inn. The 3% increase in the operating expense ratio between 1997 and 1998 reflects the increase in operating expenses associated with timberland management activities.

         The selling, general, & administrative (SG&A) ratio decreased 1% from 1998 to 1999 as compared to a 3% decrease from 1998 to 1997. The decline in the SG&A ratio in 1999 is due to a proportionally greater increase in revenues from the Heron Beach Inn and timberland consulting activities. The decrease between 1997 and 1998 is due to the increase in revenues from timberland management activities.

         Interest income decreased in 1999, as the Partnership's average short-term investments declined as a result of the acquisition and debt retirement for the Heron Beach Inn. The increase in interest income in 1998 is the result of higher average short-term investment balances.

         The Partnership was a 50% joint venture partner in Ludlow Associates, which owned the 37-room Heron Beach Inn on Ludlow Bay. The Partnership's share of joint venture losses was $217,000 and $337,000 for the years 1998 and 1997, respectively. The results for the Heron Beach Inn improved in 1999 as a result of a reduction in outstanding debt. These results have been consolidated with the Partnership.

LIQUIDITY AND CAPITAL RESOURCES

         Funds generated internally through operations and externally through financing will provide the required resources for the Partnership's real estate development and other capital expenditures. Management may also consider increasing the Partnership's debt-to-total capitalization ratio to participate in investments in real property, if the investments meet the Partnership's requirements of return and provide a good fit with the Partnership's portfolio of properties. Management considers its capital resources to be adequate for its current plans. At December 31, 1999, the Partnership had available an unused $20 million bank loan commitment.

         Management has considerable discretion to increase or decrease the level of logs cut and thereby may increase or decrease net income and cash flow, assuming log prices and demand remain stable. Management's current plan is to harvest approximately 38 million board feet of timber in 2000. Since harvest plans are based on demand and pricing, actual harvesting may vary subject to management's ongoing review.

         For the year ending December 31, 1999, cash provided by operating activities was $8.3 million and overall cash and cash equivalents increased $2.3 million. Cash provided by operating activities in 1999 was used for cash payments to unitholders of $1.8 million, capital expenditures of $3.8 million, and repayment of long-term debt of $0.5 million. Capital expenditures in 1999 included $1.3 million for the acquisition of 500 acres of timberland.

         In 1998, cash provided by operating activities was $9.2 million and overall cash and cash equivalents decreased by $1.3 million. The cash generated from operations was primarily used for cash payments to unitholders of $2.3 million, $0.5 million of which was accrued on December 31, 1997; repayments of long-term debt of $2.6 million; and capital expenditures related to real property, equipment, roads, and reforestation of $5.0 million. Repayments of long-term debt in 1998 included debt retirement associated with the Heron Beach Inn on Ludlow Bay.

The Partnership plans to continue making quarterly partnership distributions during 2000.

YEAR 2000 (Y2K)

         The Partnership budgeted $250,000 to identify and remediate Y2K issues. Actual costs incurred were $220,000 and no significant interruptions to the Partnership's business or systems were experienced. The Y2K project included the development of contingency plans that are applicable to events other than Y2K that have the potential to cause an interruption to the Partnership's business.

FORWARD-LOOKING STATEMENTS

         Certain information in this report constitutes forward-looking statements within the meaning of federal securities laws. Forward-looking information is subject to risks, trends, and uncertainties that could cause actual results to differ materially from those projected. Those uncertainties include but are not limited to changes to regulations that affect the Partnership's ability to harvest timber and develop real estate and changes in economic conditions, which can have a significant effect on the price the Partnership can obtain for its timber and real estate.

COMMITMENTS AND CONTINGENCIES

         The Partnership's commitments consist of performance bonds, letters of credit, and operating leases entered in the normal course of business. The Partnership may from time to time be a defendant in lawsuits arising in the ordinary course of business. Management believes that loss to the Partnership, if any, will not have a material adverse effect to the Partnership's financial condition or results of operations.

FINANCIAL INFORMATION ABOUT SEGMENTS

         Segment financial information is presented in Note 10 to the Partnership's Financial Statements included with this report.

ITEM 7A  QUANTITATIVE AND QUALITATIVE DISCLOSURES
         ABOUT MARKET RISK

         As of December 31, 1999, the Partnership had $13.5 million of fixed rate debt outstanding with a fair value of approximately $14.1 million. Since the debt bears interest at a fixed rate the fair value of the debt is affected by changes in market interest rates. The following table presents principal cash payments (in thousands) for the fixed rate debt outstanding at December 31, 1999:


---------------------------------------------------------------------------------------------------------------------
  Long-term debt including current                                                                         Interest
              portion                  2000      2001       2002       2003       2004      Thereafter       Rate
---------------------------------------------------------------------------------------------------------------------
Mortgage-Principal
payments                                368       405        446        491        541        11,047        9.65%
Local Improvement                                                                                           6.5% to
District-Principal Payments              38        38         38         38         38           63           8%
---------------------------------------------------------------------------------------------------------------------


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES








                                 POPE RESOURCES

                         A DELAWARE LIMITED PARTNERSHIP

                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                 POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

                                    CONTENTS


                                                             Page

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


                          INDEPENDENT AUDITORS' REPORT

     To the Board of Directors and Unitholders
     Pope Resources, A Delaware Limited Partnership
     Poulsbo, Washington

     We have audited the accompanying consolidated balance sheets of Pope Resources, A Delaware Limited Partnership and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, partners' capital and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pope Resources, A Delaware Limited Partnership and subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.




     DELOITTE & TOUCHE LLP
     Seattle, Washington
     February 11, 2000

                 POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

            CONSOLIDATED BALANCE SHEETS - DECEMBER 31, 1999 AND 1998


    ASSETS
  (Thousands)                                              1999      1998
                                                         -------   -------
CURRENT ASSETS:
  Cash and cash equivalents                              $ 4,922   $ 2,666
  Accounts receivable                                      1,583       639
  Work in progress                                        12,033    11,199
  Current portion of contracts receivable                    587       611
  Prepaid expenses and other                                 550       368
                                                         -------   -------
       Total current assets                               19,675    15,483
                                                         -------   -------
PROPERTIES AND EQUIPMENT:
  Land and land improvements                              15,611    16,701
  Roads and timber, net of accumulated depletion
       of $10,024 and $8,868                              12,391    11,272
  Buildings and equipment, net of accumulated
       depreciation of $14,358 and $12,910                15,921    16,028
                                                         -------   -------
                                                          43,923    44,001
                                                         -------   -------
OTHER ASSETS:
  Contracts receivable (net of current portion)            1,733     1,780
  Unallocated amenities and project costs                  1,356     1,073
  Other                                                      193       369
                                                         -------   -------
                                                           3,282     3,222
                                                         -------   -------
  Total assets                                           $66,880   $62,706
                                                         =======   =======
LIABILITIES AND PARTNERS' CAPITAL
CURRENT LIABILITIES:

  Accounts payable                                       $ 1,084   $   777
  Accrued liabilities                                      2,099     1,383
  Current portion of long-term debt                          406       382
  Minority interest                                          366       256
                                                         -------   -------
      Total current liabilities                            3,955     2,798

Long-term debt                                            13,282    13,818
Deferred profit                                              341       194

Commitments and contingencies (Notes 2 and 8)

Partners' capital (units outstanding: 4,528 and 4,519)    49,302    45,896
                                                         -------   -------

  Total liabilities and partners' capital                $66,880   $62,706
                                                         =======   =======


                See notes to consolidated financial statements.

                 POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

                        CONSOLIDATED STATEMENTS OF INCOME

                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997


(Thousands, except per unit information)             1999        1998         1997
                                                   --------    --------    --------
Revenues                                           $ 50,853    $ 42,952    $ 30,109
   Cost of sales                                    (15,799)    (12,120)    (10,937)
   Operating expenses                               (18,737)    (12,004)     (7,445)
   Selling, general, and administrative              (9,637)     (8,465)     (6,873)
                                                   --------    --------    --------
Income from operations                                6,680      10,363       4,854
OTHER INCOME (EXPENSE):
   Interest expense                                  (1,298)     (1,406)     (1,421)
   Interest income                                      259         618         413
   Equity in losses of joint venture                     --        (217)       (337)
                                                   --------    --------    --------
                                                     (1,039)     (1,005)     (1,345)
Income before income taxes and minority interest      5,641       9,358       3,509
   Income tax provision                                (259)       (310)         --
                                                   --------    --------    --------
Income before minority interest                       5,382       9,048       3,509
   Minority interest                                   (316)       (256)         --
                                                   --------    --------    --------
Net income                                         $  5,066    $  8,792    $  3,509
                                                   ========    ========    ========

NET INCOME:
   Allocable to general partners                   $     67    $    117    $     47
   Allocable to limited partners                      4,999       8,675       3,462
                                                   --------    --------    --------
Net income                                            5,066       8,792       3,509
                                                   ========    ========    ========
EARNINGS PER UNIT:
   Basic                                           $   1.12    $   1.95    $   0.78
                                                   ========    ========    ========
   Diluted                                         $   1.11    $   1.94    $   0.78
                                                   ========    ========    ========

WEIGHTED AVERAGE UNITS OUTSTANDING:
   Basic                                              4,523       4,519       4,519
                                                   ========    ========    ========
   Diluted                                            4,548       4,534       4,526
                                                   ========    ========    ========


                 See notes to consolidated financial statements.

                 POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

                  CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL

                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997


                                      General     Limited
                                      Partners    Partners     Total
    (Thousands)                       --------    --------    --------
January 1, 1997                       $    522    $ 37,094    $ 37,616

  Net Income (comprehensive income)         47       3,462       3,509

  Distributions                            (30)     (2,184)     (2,214)
                                      --------    --------    --------

December 31, 1997                     $    539    $ 38,372    $ 38,911

  Net Income                               117       8,675       8,792

  Distributions                            (24)     (1,783)     (1,807)
                                      --------    --------    --------

December 31, 1998                     $    632    $ 45,264    $ 45,896

  Net Income                                67       4,999       5,066

Translation loss                            (1)        (37)        (38)
                                      --------    --------    --------

Comprehensive income                        66       4,962       5,028
                                      --------    --------    --------

  Issuance of Partnership units                        188         188

  Distributions                            (24)     (1,786)     (1,810)

December 31, 1999                     $    674    $ 48,628    $ 49,302
                                      ========    ========    ========


                 See notes to consolidated financial statements.

                 POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                  YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997


    (Thousands)                                    1999        1998        1997
                                                 --------    --------    --------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Cash received from customers                  $ 50,055    $ 41,294    $ 29,371
   Cash paid to suppliers and employees           (40,006)    (30,693)    (22,575)
   Interest received                                  234         609         428
   Interest paid, net of amounts capitalized       (1,394)     (1,663)     (1,404)
   Income taxes paid                                 (542)       (395)         --
                                                 --------    --------    --------
     Net cash provided by operating activities      8,347       9,152       5,820
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures                            (3,764)     (2,496)     (3,023)
   Business combinations                               --      (2,476)         --
   Joint venture investment                            --        (610)       (492)
                                                 --------    --------    --------
     Net cash used for investing activities        (3,764)     (5,582)     (3,515)
CASH FLOWS FROM FINANCING ACTIVITIES:
   Cash distributions to unitholders               (1,810)     (2,260)     (1,763)
   Repayment of long-term debt                       (497)     (2,594)       (333)
   Issuance of Partnership units                      188          --          --
   Minority interest distribution                    (208)         --          --
                                                 --------    --------    --------
     Net cash used for financing activities        (2,327)     (4,854)     (2,096)
     Net increase (decrease) in cash and cash
       equivalents                                  2,256      (1,284)        209
CASH AND CASH EQUIVALENTS:
   Beginning of year                                2,666       3,950       3,741
                                                 --------    --------    --------
   End of year                                   $  4,922    $  2,666    $  3,950
                                                 ========    ========    ========

RECONCILIATION OF NET INCOME TO NET CASH
   PROVIDED BY OPERATING ACTIVITIES:

   Net income                                    $  5,066    $  8,792    $  3,509
   Land sold through tax-deferred exchange             --      (2,677)         --
   Cost of land and timber sold                     1,200         946         306
   Minority interest                                  316         256          --
   Land resale expenditures                            (7)        (66)       (288)
   Depreciation and depletion                       2,686       2,053       1,647
   Loss on equity in joint venture                     --         217         337
   Deferred profit                                   (147)        (48)        (34)

INCREASE (DECREASE) IN CASH FROM CHANGES IN
   OPERATING ACCOUNTS:

   Accounts receivable                               (944)         41        (163)
   Work in progress                                  (834)     (1,353)        539
   Contracts receivable                                71         919        (498)
   Accounts payable and accrued liabilities         1,007         280         493
   Other long-term liabilities                        (20)       (118)         --
   Other, net                                         (47)        (90)        (28)
                                                 --------    --------    --------
   Net cash provided by operating activities     $  8,347    $  9,152    $  5,820
                                                 ========    ========    ========




                 See notes to consolidated financial statements.

                 POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 (DOLLARS IN THOUSANDS EXCEPT PER UNIT AMOUNTS)

                  YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     NATURE OF OPERATIONS:
           Pope Resources, A Delaware Limited Partnership (the "Partnership"), is a publicly traded limited partnership engaged principally in managing timber resources on its own properties as well as those owned by others, and real estate development activities in the northwest region of the United States. The managing general partner is Pope MGP, Inc. Timberland Resources activities include the sale of logs and fees earned providing timberland consulting and management services on tree farms owned by others. Real Estate includes the sale of single-family homes, finished lots and undeveloped acreage, and various commercial property operations.

     PRINCIPLES OF CONSOLIDATION:
           The consolidated financial statements include the accounts of the Partnership and its subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidation.

     MINORITY INTEREST:
           Minority interest represents Pope MGP, Inc.'s interest in the Investor Portfolio Management Business (see Note 9) and has been classified as a current liability as the minority interest's share in income is generally distributed on an annual basis.

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

           Principal payments on contracts receivable for the next five years are due as follows:


                       2000                           587
                       2001                           445
                       2002                           228
                       2003                           259
                       2004                           147


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

     REVENUE RECOGNITION:
           Revenue on timber sales is recorded when title and risk of loss passes to the buyer. Revenue on real estate sales is recorded on the date the sale closes. The Partnership uses the installment method of accounting for real estate sales transactions until 20% to 25% of the contract sales value has been collected, at which time the full accrual method of accounting is used. Management fees and consulting service revenues are accrued as the services are provided. Accounts receivable at December 31, 1999, include $527 of earned but unbilled services.

     INCOME PER PARTNERSHIP UNIT:
           Basic income per partnership unit is computed using the weighted average number of units outstanding during each year. Diluted income per unit is calculated using the weighted average units outstanding during the year, plus the dilutive impact of unit options outstanding.

     STATEMENT OF CASH FLOWS:
           The Partnership considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents. Noncash investing activities in 1998 include $2,677 of proceeds from land sales received by tax-deferred exchange facilitators and utilized to purchase other real property on behalf of the Partnership and the assumption of $2,239 in debt for the acquisition of real property.

     RECLASSIFICATIONS:
           Certain reclassifications have been made to the prior years' financial statements to conform with the current year's presentation.

2.   BUSINESS COMBINATIONS AND JOINT VENTURE

     The Partnership and its subsidiaries completed two acquisitions at the end of December 1998. One of those acquisitions was the purchase of assets comprising the forestry consulting and timberland management business of H.A. Simons Ltd. and is part of operations for the Timberland Resources segment in 1999. This acquisition was structured primarily as an "earnout," where the Partnership is required to make contingent payments over five years provided the acquired operation meets or exceeds specified profitability levels from business outside of the United States. The Partnership was not required to make a payment on the earnout agreement based on results of operations in 1999.

     The second acquisition involved assets of a joint venture that the Partnership participated in to own and operate the 37-room Heron Beach Inn on Ludlow Bay in western Washington, which is part of operations for the Real Estate segment in 1999. As a result of this acquisition the Partnership owns 100% of the Inn and the Inn's operations have been included in the consolidated financial statements for 1999. Prior to the acquisition, the Partnership owned 50% of the joint venture and losses from the joint venture were recorded on the equity method. The purchase price and the Partnership's basis in the dissolved joint venture were allocated to assets and liabilities acquired.

3.   INCOME TAXES

     The Partnership is not subject to income taxes. Instead, partners are taxed on their share of the Partnership's taxable income, whether or not cash distributions are paid. The provision for income taxes relating to taxable subsidiaries of the Partnership consists of $263 in current and $(4) in deferred taxes in 1999 and $278 in current and $32 in deferred taxes in 1998.

     The following schedule reconciles net income reported for financial statement purposes to consolidated taxable income:


                                                        1999      1998       1997
----------------------------------------------------------------------------------
Net income per financial statements                  $ 5,066    $ 8,792    $ 3,509

Undistributed subsidiary corporation (income)/loss       371     (1,226)        --

Difference in reporting depreciation and depletion       (40)      (326)      (279)

Cost basis of land, timber and homes sold                139        316         29

Deferred profit on real property sold                    224       (177)      (128)

Other                                                    108

Deferred gain from land exchange                          --     (2,771)        --
                                                     -----------------------------

  Taxable income                                     $ 5,868    $ 4,608    $ 3,131
                                                     =============================


4.   LONG-TERM DEBT

         Long-term debt at December 31 consists of:


                                                                   1999       1998
         ---------------------------------------------------------------------------
         Mortgage note payable to an insurance company,
         with interest at 9.65%, collateralized by timberlands,
         with a minimum monthly payment of $136 and
         maturing May 2022

                                                                  $13,298   $13,632

         Local improvement district assessments, with interest
         ranging from 6.5% to 8%, due through 2009                    253       411
         Other                                                        137       157
                                                                  -----------------
                                                                   13,688    14,200


         Less current portion                                         406       382
                                                                  -----------------
         Total long-term debt                                     $13,282   $13,818
                                                                  =================


         The Partnership has a $20 million revolving term loan agreement. There was no balance outstanding on the agreement as of December 31, 1999 and 1998. The maximum available borrowings are reduced by $10 million on September 30, 2000 and the agreement expires on September 30, 2001.

         The Partnership debt agreements contain certain financial statement ratio covenants and have tangible net worth requirements. The minimum net worth requirements for the bank and the insurance company notes were $27,888 as of December 31, 1999. The net worth requirements increase each year by a percentage of the current year's net income. The mortgage note payable also includes debt repayment provisions in the event that timber harvests exceed specified levels. The Partnership was in compliance with these covenants as of December 31, 1999.

         Principal payments on long-term debt for the next five years are due as follows:


                        2000                      406
                        2001                      443
                        2002                      484
                        2003                      529
                        2004                      579






5.   FAIR VALUE OF FINANCIAL INSTRUMENTS

         The Partnership's financial instruments include cash and cash equivalents, accounts receivable, contracts receivable, and variable rate debt, for which the carrying amount of each approximates fair value. The fair value of contracts receivable was determined based on current yields for similar contracts. The fair value of fixed rate debt having a carrying value of $13,551 and $14,043 has been estimated based on current interest rates for similar financial instruments and totals $14,113 and $15,796 as of December 31, 1999 and 1998, respectively.

6.   UNIT OPTION PLAN

         The Partnership's 1997 Unit Option Plan authorized the granting of nonqualified unit options to employees, officers, and directors of the Partnership. A total of 300,000 units have been reserved for issuance under the plan. Unit options are granted at prices not less than the fair value of the limited partnership units on the date of the grant. The options generally become exercisable annually over a four-year period and have a maximum term of ten years. Unit options vested were 28,250 and 10,625 at December 31, 1999 and 1998, respectively. Unit options outstanding were as follows:


---------------------------------------------------------------------------------------------------------
                                                     Number of units            Weighted average
                                                     (in Thousands)               strike price
---------------------------------------------------------------------------------------------------------
           Balance, January 1, 1997                         -                           -
           Granted                                        42.5                        20.00
           Exercised                                        -                           -
                                                  ---------------------- --------------------------------
           Balance, December 31, 1997                     42.5                        20.00
           Granted                                        50.0                        26.50
           Exercised                                        -                           -
                                                  ---------------------- --------------------------------
           Balance, December 31,1998                      92.5                        23.51
           Granted                                        57.5                        27.88
           Exercised                                      (8.6)                       21.79
                                                  ---------------------- --------------------------------
           Balance, December 31,1999                      141.4                       25.39
---------------------------------------------------------------------------------------------------------



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


                                                          1999           1998       1997
                                                          --------       ----       ----
Net income as reported                                    $5,066        $8,792    $3,509
Pro forma net income under SFAS No. 123                    4,957         8,653     3,393


         The fair value of options was calculated using the Black-Scholes option-pricing model, with the following assumptions:


                                               1999                  1998              1997
                                               ----                  ----              ----
              Expected life                    5 years               5 years           5 years
              Risk-free interest rate          6.0%                   5.0%               5.1%
              Dividend yield                   1.4%                   1.4%               2.1%
              Volatility                       .12                    .14                .18


7.    EMPLOYEE BENEFITS

         Employees with six months of service are eligible to receive benefits under a defined contribution plan. The Partnership is required to contribute 3% of eligible employee compensation into the plan, which amounted to $308, $230, and $60 for December 31, 1999, 1998, and 1997,
         respectively.

8.    COMMITMENTS AND CONTINGENCIES

         Performance bonds and letters of credit: In the ordinary course of business, and as part of the entitlement and development process, the Partnership is required to provide performance bonds and letters of credit to ensure completion of certain public facilities. The Partnership had performance bonds and letters of credit totaling $610 and $685 outstanding at December 31, 1999 and 1998, respectively.

         Operating leases: The Partnership has non-cancelable operating leases for office and computer equipment. The lease terms are from 12 to 36 months. Rent expense under the operating leases totaled $490, $340, and $27 for the years ending December 31, 1999, 1998, and 1997, respectively.

         Future minimum rental payments required under non-cancelable operating leases are as follows:


                              YEAR                   AMOUNT
                              ----                   ------
                              2000                    557
                              2001                     87
                              2002                     10
                              2002                      6


         Contingencies: The Partnership may from time to time be a defendant in various lawsuits arising in the ordinary course of business. Management believes that loss to the Partnership, if any, will not have a material adverse effect to the Partnership's financial condition or results of operations.

9.     RELATED PARTY TRANSACTIONS AND MINORITY INTEREST

         Pope MGP, Inc., is the managing general partner of the Partnership and receives an annual fee of $150.

         The minority interest represents Pope MGP, Inc.'s interest in the IPMB. The amendment to the Limited Partnership Agreement authorizing management to pursue the IPMB specifies that net income from the IPMB will be split using a sliding scale allocation method, commencing with 80% to ORM, Inc., a subsidiary of Pope Resources, and 20% to Pope MGP, Inc. The sliding scale allocation method will allocate income evenly between ORM, Inc. and Pope MGP, Inc. once net income from the IPMB reaches $7,000 in a fiscal year. The aforementioned amendment authorizing pursuit of the IPMB limits cumulative net expenditures to $5,000, including debt guarantees. The Partnership has incurred approximately $494 of net expenditures and debt guarantees through December 31, 1999.

         A director of Pope MGP, Inc., is also a director of Pope & Talbot, Inc. (P&T). In 1999, 1998, and 1997, the Partnership received lease payments of $75 from P&T for lease of a log sorting and storage site at Port Gamble, Washington.

         The Partnership sold one of its residential homes at Port Ludlow, Washington, to the Director, President, and CEO of the Partnership in connection with his relocation and employment. The Partnership holds the promissory note for a portion of the purchase price with a balance of $271 at December 31, 1999, 1998 and 1997. The note bears interest at 6.48% and requires interest-only payments until maturity in 2001.

         The Partnership contracts with a relative of the President and CEO to direct the Partnership's outreach efforts, which involves the location of potential timberland properties to be included in investor portfolios and opportunities to sell timberland management services. The Partnership paid $120, $121, and $102 to the individual during 1999, 1998, and 1997, respectively.

10.    SEGMENT AND MAJOR CUSTOMER INFORMATION

         The Partnership's operations are classified into two segments:
         Timberland Resources and Real Estate. The Timberland Resources segment manages over 500 acres of timberland properties for third parties and the Partnership's own tree farm in Washington State. Timberlands under management are in Washington, Oregon, California and British Columbia. Revenues are generated through management fees earned and the sale of timber harvested from the Partnership's tree farm. Major customers include two customers with 17% and 11%; 21% and 9%; and 15% and 9%; of total revenues for 1999, 1998, and 1997, respectively.

         The Real Estate segment builds and sells homes and lots and manages several commercial properties including marina, golf course, sewer and water facilities and other commercial properties. All of the Partnership's real estate development activities are in Washington State.

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


                                   Timberland
                                   Resources     Real Estate    Administrative   Consolidated
  ----------------------------------------------------------------------------------------------------------------------------------
              1999
Revenues                            $ 34,501       $ 16,352        $     --        $ 50,853
Income (loss) from operations         15,057            (95)         (8,282)          6,680
Depreciation and depletion             1,401            799             483           2,683
Identifiable assets                   19,793         36,862          10,225          66,880
Capital and land expenditures          2,919            424             421           3,764
              1998
Revenues                            $ 29,310       $ 13,642        $     --        $ 42,952
Income (loss) from operations         14,940          2,527          (7,104)         10,363
Depreciation and depletion               862            731             460           2,053
Identifiable assets                   16,976         36,461           9,269          62,706
Capital and land expenditures          1,314          5,613             697           7,624
              1997
Revenues                            $ 19,486       $ 10,623                        $ 30,109
Income (loss) from operations         10,151           (727)       $ (4,570)          4,854
Depreciation and depletion               573            763             311           1,647
Identifiable assets                   16,015         33,515           6,789          56,319
Capital and land expenditures            719            769           1,884           3,372



Revenues by product line for the years ending December 31, 1999, 1998, and 1997 are as follows:


                                 1999            1998          1997
                                -------       -------       -------
Sales of forest products:
   Domestic                     $15,108       $14,547       $11,337
   Export, indirect               7,688         5,857         8,149
Sales of homes, lots, and

undeveloped acreage               9,254         8,631         5,819
Fees for service                 18,803        13,917         4,804
                                -------       -------       -------
Total revenues                  $50,853       $42,952       $30,109
                                =======       =======       =======


11.           Quarterly financial information (unaudited)





                                 Income/(loss)                              Net Income/(loss)
                    Revenues        from          Net Income/(loss)          per Partnership
                                  operations                                 unit, diluted
-----------------------------------------------------------------------------------------------
1999
First quarter        $12,566      $  2,994         $     2,567            $   .57
Second quarter        14,228         2,904               2,488                .55
Third quarter         14,349         2,321               2,089                .46
Fourth quarter         9,710        (1,539)             (2,078)              (.47)

1998
First quarter        $ 9,948      $  2,791         $     2,337            $   .52
Second quarter        14,313         5,011               4,547               1.01
Third quarter         12,574         3,395               2,941                .65
Fourth quarter         6,117          (834)             (1,033)              (.24)

1997
First quarter        $ 7,080      $  2,045         $     1,683            $   .37
Second quarter         7,526         1,086                 739                .16
Third quarter          8,591         2,017               1,761                .39
Fourth quarter         6,912          (294)               (674)              (.14)


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

         The following table identifies the officers and directors of Pope MGP, Inc. as of December 31, 1999. The Partnership has no directors. Officers of Pope MGP, Inc. hold identical offices with the Partnership.


NAME                             AGE                 POSITION AND BACKGROUND
---------------------------      ---        --------------------------------
Roberta Farris (1)                43        Vice President Corporate Affairs since March 1999 of
                                            Pope MGP, Inc. and the Partnership; Attorney,
                                            Special Projects and Government Affairs, Trillium
                                            Corporation from 1995 to 1998.

Thomas R. Gilkey (1)              53        Senior Vice President Timberlands since November
                                            1998, Senior Vice President Timberland and
                                            Acquisitions from January 1997 to October 1998 of
                                            Pope MGP, Inc. Private consultant from January 1994
                                            to December 1996.  Executive Vice President, The
                                            Campbell Group 1987 to 1994.  Timberland Division
                                            Manager of Crown Zellerbach 1974 to 1987.

Charles Goodbrand (1)            49         Senior Vice President and General Manager, since
                                            January of ORM Resources Canada, Ltd.; Vice President
                                            and General Manager, Simons Reid Collins from 1996 to
                                            December 1998.

Meredith R. Green (1)            40         Vice President Finance and Treasurer since December
                                            1997, Controller and Treasurer from January 1997 to
                                            December 1997 of Pope MGP, Inc. and the
                                            Partnership.  Controller of Trillium Corporation
                                            from October 1995 to December 1996; Controller of
                                            Fiberchem/Hanna Resin Distribution from December
                                            1989 to October 1995; Emerging Business Consultant
                                            with Ernst and Young from September 1986 to December
                                            1989.

Thomas A. Griffin (1)            42         Vice President Income Properties from June 1996,
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

Craig L. Jones (1)               45         Senior Vice President, General Counsel and Secretary
                                            since September 1996 of Pope MGP, Inc. and the
                                            Partnership.  Private law practice from 1981 to 1996.

Gregory M. McCarry (1)           50         Senior Vice President Real Estate since June 1996,
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

Wesley E.  Nicholson (1)         49         Vice President Operational Planning and Analysis
                                            since November 1998.  Director Operational Planning
                                            and Analysis from January 1998 to October 1998.
                                            President of Taiga Ltd., a one person forestry
                                            consulting firm, since January 1995.  Director
                                            Resource Planning, The Campbell Group from March
                                            1988 to December 1994.

Douglas E. Norberg (2)           59         Director; President, Wright Runstad & Company, 1975
                                            to his retirement in 1999.

David L. Nunes (1)               38         Senior Vice President Acquisitions & Portfolio
                                            Development since November 1998; Vice President
                                            Portfolio Development from  December 1997 to October
                                            1998; Director of Portfolio Development from April
                                            1997 to December 1997 of Pope MGP, Inc. and the
                                            Partnership; Strategic Planning Director of
                                            Weyerhaeuser Company from June 1988 to April 1997.

Peter T. Pope (1)                65         Director; Chairman of the Board of Pope & Talbot,
                                            Inc., 1971 to 1999.  Mr. Pope retired as CEO of Pope
                                            & Talbot in 1999.

Thomas M. Ringo (1)              46         Senior Vice President Finance and Client Relations
                                            since June 1996, Vice President Finance from
                                            November 1991 to June 1996, and Treasurer from March
                                            1989 through October 1991 of Pope MGP, Inc. and the



                                            Partnership; Tax Manager of Westin Hotel Company,
                                            1985 to March 1989; Tax Consultant for Price
                                            Waterhouse, 1981 to 1985.

Marsha Royer (1)                 48         Vice President Human Resources since March 1999,
                                            Director of Human Resources from January 1997 to
                                            February 1999 of Pope MGP, Inc. and the Partnership;
                                            Director of People Corporate People Development and
                                            International People Development, AT&T Wireless
                                            (formerly McCaw Communications, Inc.) from April 1991
                                            to December 1996.

Joseph 0. Tobin II (2)           46         Director; private investor.


Gary F. Tucker (1)(3)            64         Director; President and CEO of Pope MGP, Inc. and
                                            the Partnership since December 1995; President of
                                            Trees Inc., June 1989 to December 1995; Vice
                                            President Resources of Plum Creek Timber Company,
                                            Inc., March  1984 to May 1989.

Marco F. Vitulli (3)             65         Director; President, Vitulli Ventures Ltd., 1980 to
                                            present.



(1)     Term as an officer expires December 31, 2000.
(2)     Term as a director expires December 31, 2000.
(3)     Term as director expires December 31, 2001

         ITEM 11.          EXECUTIVE COMPENSATION

         The following table sets forth certain information concerning the cash compensation paid to each of the five most highly compensated executive officers of the Partnership.

                                             SUMMARY COMPENSATION TABLE


------------------------------------------------------------------------------------------------------------- ---------------------
                                            Annual Compensation                                                    Long-term
                                                                                                                  Compensation
------------------------------------------------------------------------------------------------------------- ---------------------
Name and                                                            Other Annual              All Other         LTIP
Principal                                Salary       Bonus         Compensation            Compensation        Payments
Position                     Year         ($)         ($)(1)              ($)(2)               ($)(3)           ($)(4)
------------------------- ----------- ------------- ------------- --------------------- --------------------- ---------------------
Gary F. Tucker               1999       266,910       124,047                                  4,800                 7,812
CEO & President              1998       258,300       116,000                                  4,800                     -
                             1997       252,000       100,000                                  4,800                     -
------------------------- ----------- ------------- ------------- --------------------- --------------------- ---------------------

Greg McCarry                 1999       153,136        54,472                                  4,800                 2,604
Sr. V.P. Real Estate         1998       148,196        52,000                                  4,800                     -
                             1997       144,581        44,400                                  4,800                     -
------------------------- ----------- ------------- ------------- --------------------- --------------------- ---------------------

Craig Jones                  1999       150,137        67,986                                  4,800                 2,604
Sr. V.P. General Counsel     1998       145,294        65,000                                  4,800                     -
                             1997       141,750        80,500                                  4,800                     -
------------------------- ----------- ------------- ------------- --------------------- --------------------- ---------------------

Thomas M Ringo               1999        137,692        49,241                                 4,800                 2,604
Sr. V.P. Finance and         1998        133,250        47,000                                 4,800                     -
Client Relations             1997        130,000        45,600                                 4,800                     -
------------------------- ----------- ------------- ------------- --------------------- --------------------- ---------------------

Thomas Gilkey                1999        137,692        62,566                                 4,800                 2,604
Sr. V.P. Timberlands         1998        133,250        60,000                                 4,800                     -
                             1997        130,000        73,700                                 4,800                     -
========================= =========== ============= ============= ===================== ===================== =====================



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

(4)  The LTIP payments are made from Pope MGP's share of the IPMB.

COMPENSATION PURSUANT TO UNIT OPTIONS

During 1999 unit options were issued at the unit market value as follows:


                                                                                                Potential realizable
                                                                                                  value at assumed
                                                                                                annual rates of stock
                                                                                               price appreciation for
                             Individual Grants                                                     term of option
--------------------------------------------------------------------------------  ----------------------------------------------
                             Number of
                             securities        Percent of total
                             underlying        options granted
                              Options          to employees in      Exercise         Expiration
Name                          Granted            fiscal year          Price             date                    5%           10%
--------------------------  ---------------   ------------------   -----------      --------------------------------------------
Gary Tucker                     15,000                35%            27.88            03/09/09       $263,004      $666,503
CEO & President

Greg McCarry                     4,000                 9%            27.88            03/09/09        $70,134      $177,734
Sr. V.P. Real Estate

Craig Jones                      4,000                 9%            27.88            03/09/09        $70,134      $177,734
Sr. V.P. GeneralCounsel

Thomas M. Ringo                  4,000                 9%            27.88            03/09/09        $70,134      $177,734
Sr. V.P. Finance and
Client Relations

Thomas Gilkey                    4,000                 9%            27.88            03/09/09        $70,134      $177,734
Sr. V.P. Timberlands



The following table provides information on option exercises in fiscal 1999 by the named executive officers and the value of exercisable and unexercisable unit options at December 31, 1999.



                                                                             Number of                             Number of
                                                                       securities underlying                 securities underlying
                                                                        unexercised options                   unexercised options
                                                                          at year-end (#)                       at year-end ($)


                              Units Acquired         Value
      Name                     on exercise         Realized      Exercisable   Unexercisable    Exercisable      Unexercisable
      --------------------   -----------------   -------------- -------------- --------------  -------------     -------------
      Gary Tucker                       -                -         11,250           33,750          $79,688         $250,293
      President and CEO

      Greg McCarry                      -                -          2,875            8,875          $20,094          $25,594
      Sr. V.P. Real Estate

      Craig Jones                   2,875           28,359              -            8,875               $0          $25,594
      Sr. V.P. General
      Counsel

      Thomas M. Ringo               2,875           28,000              -            8,875               $0          $25,594
      Sr. V.P. Finance and
      Client Relations

      Thomas Gilkey                 1,875           21,797          1,000            9,875           $2,750          $25,594
      Sr. V.P. Timberlands


During 1999 the following awards were made from the Long Term Incentive Plan based upon 1999 operating results for the IPMB:


-------------------------------------------------------------------------------
              Long Term Incentive Plans-Awards in Last Fiscal Year
-------------------------------------------------------------------------------
         Name and                     Award                  Performance
    Principal Position               ($) (1)                  Period (2)
Gary F. Tucker                        20,776            1/1/2000 to 12/31/2002
CEO & President

Greg McCarry                          6,939             1/1/2000 to 12/31/2002
Sr. V.P. Real Estate

Craig Jones                           6,939             1/1/2000 to 12/31/2002
Sr. V.P. General Counsel

Thomas M. Ringo                       6,939             1/1/2000 to 12/31/2002
Sr. V.P. Finance and Client
Relations

Thomas Gilkey                         6,939             1/1/2000 to 12/31/2002
Sr. V.P. Timberlands
-------------------------------------------------------------------------------


(1) Awards from the LTIP are made based upon performance of the Investor Portfolio Management Business (IPMB) during 1999. LTIP payments are made from Pope MGP's share of the IPMB.

(2) Awards made from the LTIP are paid in three equal annual payments starting with the year subsequent to the award.

         COMPENSATION OF DIRECTORS

         Compensation of the outside directors of Pope MGP, Inc. consisted of a monthly fee of $1,500 plus a $1,000 per day fee for each board meeting attended or $500 for participation in a board meeting via telephone. Two outside directors were granted 3,000 unit options each at a strike price of $27.88, 3,000 unit options each at a strike price of $26.50, and 1,250 units each with a strike price of $20 in 1999 and 1998 and 1997, respectively. The option grants were made pursuant to the Partnership's 1997 Unit Option Plan for their service as directors of Pope MGP, Inc.

         EMPLOYEE BENEFIT PLANS.

         Employees with six months of service are eligible to receive benefits under a defined contribution plan. The Partnership is required to contribute 3% of eligible employee compensation into the plan, which amounted to $308,000, $230,000, and $60,000, for each of the three years ended December 31, 1999, 1998, and 1997, respectively. Employees become fully vested over a six-year period in the Partnership's contribution.

       The Partnership has a supplemental retirement plan for a retired key employee. The plan provides for a retirement income of 70% of the employee's base salary at retirement after taking into account both 401(k) and social security benefits. The Partnership accrued $181,000 for this benefit in 1995.

ITEM 12.      SECURITY OWNERSHIP OF CERTAIN
              BENEFICIAL OWNERS AND MANAGEMENT

              PRINCIPAL UNITHOLDERS

       As of December 31, 1999, the following persons were known or believed by the Partnership to be the beneficial owners of more than five percent (5%) of the outstanding Partnership units:


 Title of                     Name and Address of      Amount and Nature of
   Class                       Beneficial Owner         Beneficial Ownership      Percent
                                                                            (1)   of Class
--------------    ---------------------------------    -------------------------  --------
Units             Private Capital Management, Inc.           1,740,073  (2)          38.4
                  3003 Tamiami Trail North
                  Naples, FL   33940

Units             Emily T. Andrews                             557,100  (3)          12.3
                  600 Montgomery Street
                  35th Floor
                  San Francisco, CA  94111

Units             Peter T. Pope                                325,415  (4)           7.0
                  1500 S.W. 1st Avenue
                  Portland, OR   97201


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

MANAGEMENT

         As of December 31, 1999, the beneficial ownership of the Partnership units of (I) the general partners, (II) the directors of the Partnership's general partners, and (III) the Partnership's general partners, directors and officers of the Partnership as a group was as follows:


                                                                        Amount and Nature of         Percent
Name                          Position and Offices                     Beneficial Ownership          of Class
                                                                                (1)
-------------------------------------------------------------------------------------------------------------
Adolphus Andrews, Jr.         Retired Director, Pope MGP, Inc.                     557,100   (2)       12.3
                              and Director of Pope EGP, Inc. (3)
Joseph O. Tobin II            Director, Pope MGP, Inc.                              79,324             1.8

Peter T. Pope                 Director, Pope MGP, Inc. and Pope                    325,415   (4)       7.0
                              EGP, Inc. (5)

Pope EGP, Inc.                Equity General Partner                                54,000             1.2

Pope MGP, Inc.                Managing General Partner                               6,000              *

Marco Vitulli                 Director, Pope MGP, Inc.                               1,000              *

Douglas Norberg               Director, Pope MGP, Inc.                               3,250              *

Thomas M. Ringo               Senior Vice President Finance, Pope                      500              *
                              MGP, Inc. and the Partnership

All general partners, directors and officers of general partners,                  906,589   (6)       20.0
and officers of the Partnership as a group (11 individuals and 2 partners)


* Less than 1%

(1) Each beneficial owner has sole voting and investment power unless otherwise indicated.

(2) Includes 497,100 units as to which he shares investment and voting power. Also includes units owned by Pope MGP, Inc. or Pope EGP, Inc., as to all of which he disclaims beneficial ownership. See footnote (3) under "Principal Unitholders."

(3)  Mr. Andrews is also a Vice President of Pope EGP, Inc.

(4)  See footnote (4) under "Principal Unitholders."

(5)  Mr. Pope is also President of Pope EGP, Inc.

(6) For this computation, the 60,000 units held by Pope MGP, Inc. and Pope EGP, Inc. are excluded from units beneficially owned by Mr. Pope and Mr. Andrews. Mr. Pope and Mr. Andrews' wife, Emily T. Andrews, owns all of the outstanding stock of POPE MGP, INC. and POPE EGP, INC.

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

     In 1996, the Partnership sold one of its residential homes at Port Ludlow, Washington to Gary F. Tucker, a Director, President and CEO of Pope MGP, Inc. in connection with his relocation and employment by Pope MGP, Inc. The Partnership holds Mr. Tucker's promissory note for a portion of the purchase price which has a balance of $271,000, bears interest at 6.48% per annum, requires interest-only payments and matures in 2001.

     The Partnership contracts with a relative of the President and CEO to direct the Partnership's outreach efforts, which involves the location of potential timberland properties to be included in investor portfolios and opportunities to sell timberland management services. During the last fiscal year, the Partnership paid fees totaling $120,000 for services provided by this individual.

                                     PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
              AND REPORTS ON FORM 8-K.

     (a)      FINANCIAL STATEMENTS                                         Page

              Financial Statements:............................................
                     Independent Auditors' Report..............................

                     Consolidated Balance Sheets...............................
                     Consolidated Statements of Income.........................
                     Consolidated Statements of Cash Flows.....................
                     Notes to Consolidated Financial Statements................

     (b)      REPORTS ON FORM 8-K.

              No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 1999.

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

                                              POPE RESOURCES, A Delaware
                                              Limited Partnership

                                              By POPE MGP, INC.
                                              Managing General Partner


Date: March 22, 2000                          BY
                                              GARY F. TUCKER,
                                              President and
                                              Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.




Date: March 22, 2000          By /s/ Gary F.Tucker
                                -----------------------------------------------
                                        GARY F. TUCKER,
                                        President and Chief Executive Officer
                                        (principal executive officer),
                                        Partnership and Pope MGP, Inc.;
                                        Director, Pope MGP, Inc.


Date: March 22, 2000          By /s/ Thomas M. Ringo
                                -----------------------------------------------
                                        THOMAS M. RINGO
                                        Senior Vice President Finance and Client
                                        Relations (principal financial officer),
                                        Partnership and Pope MGP, Inc.


Date: March 22, 2000          By /s/ Meredith R. Green
                                -----------------------------------------------
                                        MEREDITH R. GREEN
                                        Vice President Finance & Treasurer
                                        (principal accounting officer),
                                        Partnership and Pope MGP, Inc.

Date: March 22, 2000          By /s/ JOSEPH O. TOBIN
                                -----------------------------------------------
                                        JOSEPH O. TOBIN II
                                        Director, Pope MGP, Inc.


Date: March 22, 2000          By /s/ PETER T. POPE
                                -----------------------------------------------
                                        PETER T. POPE
                                        Director, Pope MGP, Inc.

Date: March 22, 2000          By /s/ MARCO F. VITULLI
                                -----------------------------------------------
                                        MARCO F. VITULLI
                                        Director, Pope MGP, Inc.

Date: March 22, 2000          By /s/ DOUGLAS E. NORBERG
                                -----------------------------------------------
                                        DOUGLAS E. NORBERG
                                        Director, Pope MGP, Inc.