Form 10-Q
period 2000-03-31
POPE RESOURCES LTD PARTNERSHIP
filed 2000-05-15
CIK 784011

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

      /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For First Quarter and Three Months Ending March 31, 2000

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

                              Yes    /X/        No   / /

                                    P A R T I

                                     ITEM 1

                              FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

Pope Resources
March 31, 2000 and December 31, 1999

                                                            2000          1999
(Thousands)                                              (Unaudited)
--------------------------------------------------------------------------------
Assets
Current assets:
  Cash                                                       $ 4,880     $ 4,922
  Accounts receivable                                          2,911       1,583
  Work in progress                                            12,195      12,033
  Current portion of contracts receivable                        311         587
  Prepaid expenses and other                                     476         550
                                                             -------     -------
  Total current assets                                        20,773      19,675
                                                             -------     -------

Properties and equipment at cost:
  Land and land improvements                                  16,296      15,611
  Roads and timber (net of
    accumulated depletion)                                    12,309      12,391
  Buildings and equipment (net of
    accumulated depreciation)                                 15,754      15,921
                                                             -------     -------
                                                              44,359      43,923
                                                             -------     -------

Other assets:
  Contracts receivable, net of current portion                 1,637       1,733
  Unallocated amenities and project costs                      1,342       1,356
  Other                                                          179         193
                                                             -------     -------
                                                               3,158       3,282
                                                             -------     -------
                                                             $68,290     $66,880
                                                             =======     =======

Liabilities and Partners' Capital
Current liabilities:
  Accounts payable                                           $ 1,129     $ 1,084
  Accrued liabilities                                          1,260       2,011
  Current portion of long-term debt                              415         406
  Deposits                                                       616          88
  Minority interest                                              150         366
                                                             -------     -------
  Total current liabilities                                    3,570       3,955
                                                             -------     -------
Long-term debt, net of current portion                        13,163      13,282
Deferred profit                                                  325         341
Partners' capital                                             51,232      49,302
                                                             -------     -------
                                                             $68,290     $66,880
                                                             =======     =======


CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

Pope Resources
Three Months Ended March 31, 2000 and 1999

(Thousands, except per unit data)
                                                            2000         1999
                                                          --------     --------
Revenues                                                  $ 13,449     $ 12,566
Cost of sales                                               (4,005)      (3,063)
Operating expenses                                          (4,625)      (4,244)
Selling general and administrative                          (2,343)      (2,265)
                                                          --------     --------
Income from operations                                       2,476        2,994
                                                          --------     --------

Other income (expense):
Interest expense                                              (310)        (324)
Interest income                                                 91           30
                                                          --------     --------
Net other expense                                             (219)        (294)
                                                          --------     --------

Income before income taxes and minority interest             2,257        2,700

Income tax benefit (provision)                                 113         (116)
                                                          --------     --------
Income before minority interest                              2,370        2,584
Minority interest                                               (3)         (17)
                                                          --------     --------
Net income                                                   2,367        2,567
                                                          ========     ========

     Allocable to general partners                        $     31     $     34
     Allocable to limited partners                           2,336        2,533
                                                          --------     --------
                                                          $  2,367     $  2,567
                                                          ========     ========
Earnings per unit:
     Basic                                                $   0.52     $   0.57
                                                          ========     ========
     Diluted                                              $   0.52     $   0.57
                                                          ========     ========
Weighted average units outstanding:
     Basic
                                                             4,528        4,519
                                                          ========     ========
     Diluted                                                 4,532        4,536
                                                          ========     ========


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Pope Resources
Three Months Ended March 31, 2000 and 1999

(Thousands)                                                  2000        1999
                                                            -------     -------
Net cash flows from operating activities                    $ 1,735     $ 1,116

Cash flows from investing activities:
  Capital expenditures                                       (1,024)     (1,971)
                                                            -------     -------
    Net cash used in investing activities                    (1,024)     (1,971)
                                                            -------     -------

Cash flows from financing activities:
  Cash distributions to unitholders                            (452)       (452)
  Minority interest distribution                               (212)       (208)
  Repayment of long-term debt                                   (89)       (149)
                                                            -------     -------
    Net cash used in financing activities                      (753)       (809)
                                                            -------     -------

Net increase (decrease) in cash and cash equivalents            (42)     (1,664)
Cash and cash equivalents at beginning of period              4,922       2,666
                                                            -------     -------
Cash and cash equivalents at end of the period              $ 4,880     $ 1,002
                                                            =======     =======


                                 POPE RESOURCES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2000

1. The consolidated financial statements as of March 31, 2000 and December 31, 1999 and for the 3 month periods ending March 31, 2000 and March 31, 1999 have been prepared by Pope Resources pursuant to the rules and regulations of the Securities and Exchange Commission (the"SEC"). The financial information for the quarters and three months ending March 31, 2000 and March 31, 1999 is unaudited, but, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1999, is derived from the Partnership's audited consolidated financial statements and notes thereto for the year ending December 31, 1999, and should be read in conjunction with such financial statements. Certain reclassifications of prior year's balances have been made to conform to the current format. The results of operations for the quarter and three months ending March 31, 2000 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2000.

2. The financial statements in the Partnership's 1999 annual report on Form 10-K include a summary of significant accounting policies of the Partnership and should be read in conjunction with this Form 10-Q.

3. Fully diluted earnings per unit include the dilutive impact of unit options outstanding.

4. Supplemental disclosure of cash flow information: Interest paid amounted to approximately $325,000 and $342,000 for the quarters and three months ending March 31, 2000 and 1999, respectively.

5. Revenues and operating income by segment for the quarters and three months ending March 31 is as follows:

                                      Timberland
         (Thousands)                   Resources     Real Estate      Administrative       Consolidated
-------------------------------------------------------------------------------------------------------
           2000

Revenues                                 $10,159        $ 3,290         $     -              $13,449
Income (loss) from operations              4,745           (253)         (2,016)               2,476

           1999

Revenues                                 $10,476        $ 2,090              --              $12,566
Income (loss) from operations              5,369           (443)        $(1,932)               2,994


6. Certain reclassifications have been made to 1999 amounts to conform to 2000 presentation.

                                     ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)
                                 March 31, 2000

Note: Certain information in this report constitutes forward-looking statements within the meaning of federal securities laws. Forward-looking information is subject to risks, trends, and uncertainties that could cause actual results to differ materially from those projected. Those uncertainties include but are not limited to changes to regulations that affect the Partnership's ability to harvest timber and develop real estate and changes in economic conditions, which can have a significant effect on the price the Partnership can obtain for its timber and real estate.

This discussion should be read in conjunction with the Partnership's consolidated financial statements included with this report.


                              RESULTS OF OPERATIONS

TIMBERLAND RESOURCES

         Timberland Resources' revenue sources are as follows: management and consulting fees earned from timberland management and forestry consulting activities performed for third-party owners of timberlands as well as harvest and sale of logs from the Partnership's 74,000-acre tree farm located in the Hood Canal area of Washington.

         Olympic Resource Management LLC (ORMLLC), a subsidiary of the Partnership, is the western regional timberland manager for the Hancock Timber Resource Group (HTRG). The contract covering management services provided in the western United States runs for three years and commenced on January 1, 1998. In conjunction with the acquisition of Simons Reid Collins, ORM Resources Canada Ltd. (a subsidiary of ORMLLC) assumed management of additional HTRG timberlands in British Columbia. The current British Columbia contract ends December 31, 2000. Total acres under management for HTRG is subject to change as HTRG's client portfolios are adjusted.

         Revenues and operating income for the Timberland Resources segment for the quarters ending March 31, 2000 and 1999, are as follows:

-----------------------------------------------------------------------------
Year ended                     Revenues              Operating income
-----------------------------------------------------------------------------
March 31, 2000              $  10.2 million         $  4.7 million
March 31, 1999                 10.5 million            5.4 million
-----------------------------------------------------------------------------


         The 3% decrease in revenues and 13% decrease in operating income in 2000 as compared to 1999 resulted primarily from a decrease in acres under management for HTRG. Two of HTRG's clients representing 319,000 acres under management as of March 31, 1999 decided to change investment managers during 1999. New investment managers took over the management of the timberlands for these two clients in September 1999 and February 2000. Acres under management for the majority of the first quarter of 2000 were reduced to 242,000 from 460,000 at December 31, 1999. As the acres under management declined, the Partnership was not able to reduce costs commensurately and the resultant reduction in economies of scale caused the operating income to decline more than the reduction in revenues.

         In March 2000, the Partnership began managing 365,000 acres under a new management contract. The timberlands are located in Washington, Oregon, and California. Revenues and operating income from the new contract are expected to offset a portion of the decrease in revenues and operating income associated with the reduction in acres under management for HTRG. As of March 31, 2000 the Partnership managed over 600,000 acres of timberlands in British Columbia, Washington, Oregon, and California on behalf of ORMLLC's timberland management clients, as compared to over 500,000 acres at March 31, 1999.

         Forestry consulting revenues increased $0.2 million to $0.7 million for the three months ending March 31, 2000. Forestry consulting activities are the result of the Simons Reid Collins acquisition in December 1998. Revenues in the first quarter of 2000 improved as operations focused on expanding market share as opposed to working through the transition to Olympic Resource Management in the first quarter of 1999. In March of 2000 ORM Resources Canada entered into a province-wide agreement with the British Columbia Ministry of Forests to supply licenses for CRUISECOMP, ORM's cruise compilation software.

         The Partnership benefited from an improvement in log prices realized in the first quarter of 2000. The Partnership harvested the following timber and realized the following average log prices for the three-month period ending March 31, 2000 and 1999:

------------------------------------------------------------------------------
                 Softwood               Pulp and
  Year            Sawlogs               Hardwood                 Totals
------------------------------------------------------------------------------
          Volume     Price       Volume     Price        Volume      Price
          MMBF       $/MBF       MMBF       $/MBF        MMBF        $/MBF
          --------------------------------------------------------------------
2000       10.1       $647        3.0         $292        13.1       $573
1999       11.2       $615        2.2         $222        13.4       $554
------------------------------------------------------------------------------


MMBF = million board feet
MBF = thousand board feet

         Log revenues from the Partnership's timberland ownership are significantly affected by export log market conditions. Prices realized from the sale of logs to the export market through domestic intermediaries increased to $744 per MBF in the first quarter of 2000 from $696 per MBF in the first quarter of 1999. The increase in price was offset by a decrease in volume sold to the export market from 4.8 MMBF in the first quarter of 1999 to 2.9 MMBF in the first quarter of 2000. The decrease in volume sold through the export market is due to a combination of harvesting timber stands with a lower percentage of logs suitable for the export market and changes in demand for larger, higher quality logs in the export market in the first quarter of 2000 relative to the first quarter of 1999.

         Domestic sawlog volumes were 7.3 MMBF and 6.4 MMBF for the three months ending March 31, 2000 and 1999, respectively. Average domestic log prices per MBF were $609 and $553 for the three months ending March 31, 2000 and 1999, respectively. The increase in domestic log prices is the indirect result of export market conditions. During the first three months of 2000 export market prices were up from the first quarter of 1999 which put upward pressure on domestic prices.

         Pulp and hardwood log volumes were 3.0 MMBF and 2.2 MMBF, for the three months ending March 31, 2000 and 1999, respectively. Harvest activities in the first three months of 2000 were from timber stands with a higher concentration of pulp and hardwood logs as compared to the prior year. The Partnership also benefited from an increase in pulp and hardwood log prices in the first quarter of 2000. The average price realized was $292 and $222 per MBF on pulp and hardwood logs for the three months ending March 31, 2000 and 1999, respectively.

         In the operation and management of its tree farm, the Partnership is subject to federal, state and local laws that govern land use. Management's objective is to be in compliance with such laws and regulations at all times. On March 20, 2000, the Washington State Department of Natural Resources enacted new, temporary forest practice regulations. The regulations provide for wider riparian management zones, greater planning requirements for harvesting and road construction and maintenance operations, and other restrictions on timber management activities. The Partnership is currently evaluating the effect of these rules on the Partnership's fee timberlands.

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

         Revenues and operating income/(loss) for the Real Estate segment for the three months ending March 31, 2000 and 1999, are as follows:

------------------------------------------------------------------------------------
      Year ended                          Revenues           Operating income/(loss)
------------------------------------------------------------------------------------
      March 31, 2000                   $  3.2 million              $ (0.3) million
      March 31, 1999                      2.1 million                (0.4) million
------------------------------------------------------------------------------------


         The majority of the $1.1 million increase in Real Estate revenues and $0.1 million decrease in operating loss are due to an increase in homes sold during the quarter. In the first three months of 2000, the Partnership's flagship development at Port Ludlow generated revenues of $1.8 million through the sale of two lots and five homes. This compares to 1999 revenues of $0.4 million through the sale of one developed lot and two homes. During 1999, the Partnership began to focus more on the sale of homes at Port Ludlow as opposed to lots. The change in strategy is expected to build value in the Partnership's Port Ludlow properties, as the Partnership will have more control over the quality of homes in the community and additional residents are expected to positively affect revenues attributable to the Partnership's income-producing properties.

         Prospective home and lot buyers often pay an earnest money deposit in anticipation of completing the eventual purchase. The Partnership does not record a sale when earnest money deposits are received, but does track the sales backlog which represents the total sales dollars expected to be recorded once these properties are sold. The residential development division's backlog of sales was approximately $5.8 million and $1.3 million as of March 31, 2000 and 1999, respectively. The sales backlog increase results from the Partnership's focus on home sales as opposed to lot sales. Management expects the majority of this backlog to become revenues by the end of the third quarter of 2000.

         Income-producing property revenues in the first three months of 2000 increased 8% to $1.4 million from $1.3 million in the first three months of 1999. The increase in revenues is the result of additional residents moving into the area and the relatively mild weather experienced by Western Washington in the first quarter of 2000.

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

         As part of its July 1999 GMA plan submission, Kitsap County designated Port Gamble as a "Rural Historic Town." This designation provides for substantial new commercial, industrial and residential development of the town utilizing historic land use patterns, densities and architectural character. The GMA Hearings Board has upheld the plan. The Partnership also initiated a legislative amendment to the GMA that will provide additional clarification and opportunities for designations involving national historic town sites. This legislation was signed into law in March of 2000. The Partnership is now in a position to evaluate potential opportunities and strategies for redevelopment of the Port Gamble town site.

         The Partnership continues to work with officials in Gig Harbor regarding the development of a 320-acre mixed-use project located within the Gig Harbor city limits. Efforts in 1999 focused on a successful agreement to construct an arterial road through the property which in turn connects to a nearby freeway interchange. Construction of the road is expected to begin by summer of 2000.

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

OTHER

         The following table sets forth expenses as a percentage of revenues for the three months ended March 31, 2000 and 1999:

                                                                2000      1999
                                                                ----      ----
         Revenues                                               100%      100%
         Cost of sales                                           30%       24%
         Operating expenses                                      34%       34%
         Selling, general, and administrative expenses           17%       18%
                                                                ----      ----
         Operating income                                        19%       24%
                                                                ====     ====

         Cost of sales includes the cost of purchasing and producing tangible goods for sale. Cost of sales for the Partnership will fluctuate due to the various methods for selling and harvesting timber, the basis of the land the Partnership sells, and the quantity of homes sold. The increase in the cost-of-sales ratio in 2000 is due to the sale of five homes in 2000 vs. two homes in 1999. Homes have a relatively high cost of sales ratio as compared to the Partnership's other revenue producing activities.

         Operating expenses consist of salary and other costs directly attributable to a revenue-producing activity. Operating expenses as a percentage of revenues did not fluctuate in the first three months of 2000 relative to 1999. The selling, general, & administrative (SG&A) ratio decreased 1% for the first three months of 2000 relative to 1999 due to the increase in revenues generated in the first quarter of 2000 while SG&A expenses remained relatively stable.

         Interest income increased $61,000 in the first three months of 2000, as the Partnership's average short-term investments were higher in the first quarter of 2000. The Partnership's acquisition and debt retirement of the Heron Beach Inn in December of 1998 resulted in a relatively low balance of cash and short-term investments in the first quarter of 1999.

LIQUIDITY AND CAPITAL RESOURCES

         Funds generated internally through operations and externally through financing will provide the required resources for the Partnership's real estate development and other capital expenditures. Management may also consider increasing the Partnership's debt-to-total capitalization ratio to participate in investments in real property, if the investments meet the Partnership's requirements of return and provide a good fit with the Partnership's portfolio of properties. Management considers its capital resources to be adequate for its current plans. At March 31, 2000, the Partnership had available an unused $20 million bank loan commitment.

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

         For the three months ending March 31, 2000, cash provided by operating activities was $1.7 million and overall cash and cash equivalents decreased $42,000. Cash provided by operating activities was used for cash payments to unitholders of $0.5 million, capital expenditures of $1.0 million, and repayment of long-term debt of $89,000.

The Partnership plans to continue making quarterly partnership distributions during 2000.

RECENT EVENT

         Gary F. Tucker retired from his position as President and CEO effective May 8, 2000. Board members Peter Pope and Doug Norberg will play a more active role in day-to-day management while a search is conducted for Mr. Tucker's replacement.

SEASONALITY

         Timberland Resources: The Partnership's tree farm is located in the Hood Canal region of Washington state. Most of the tree farm acreage owned by the Partnership is at a relatively low elevation where harvest activities are possible year around. As a result of this competitive advantage, the Partnership tends to harvest and sell a greater portion of the annual harvest in the first half of the year when the supply of logs tends to be lower. Towards the end of September or October, harvest activities taper off as the Partnership reaches the planned annual harvest volume. Other activities in the Timberland Resource segment are not significantly seasonal.

         Real Estate: The Partnership's real estate operations tend to be highly seasonal. The income producing properties include a golf course, marina, and Inn located in Port Ludlow, Washington. The majority of the revenues from these activities are earned from June to September. The majority of the Partnership's real estate development revenues have also historically been generated during the summer months.

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

FINANCIAL INFORMATION ABOUT SEGMENTS

         Segment financial information is presented in Note 5 to the Partnership's Financial Statements included with this report.

ITEM 3    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                  ABOUT MARKET RISK

         As of March 31, 2000, the Partnership had $13.5 million of fixed rate debt outstanding with a fair value of approximately $14.0 million. Since the debt bears interest at a fixed rate the fair value of the debt is affected by changes in market interest rates. The following table presents principal cash payments (in thousands) for the fixed rate debt outstanding at March 31, 2000:

--------------------------------------------------------------------------------------------------------------
  Long-term debt including current                                                                  Interest
              portion                 2000     2001      2002      2003      2004     Thereafter      Rate
--------------------------------------------------------------------------------------------------------------
Mortgage-Principal payments           289      405       446       491       541       11,047       9.65%
Local Improvement                                                                                  6.5% to
District-Principal Payments            28       38        38        38        38          63          8%
--------------------------------------------------------------------------------------------------------------


                                     PART II

ITEM 1: LEGAL PROCEEDINGS

          From time to time, we may be subject to legal proceedings and claims which may have a material adverse effect on our business. We are not aware of any current legal proceedings or claims that will have, individually or in the aggregate, a material adverse effect on our business, prospects, financial condition or results of operations.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

           None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

           None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

ITEM 5: OTHER INFORMATION

           None

ITEM 6: EXHIBITS AND REPORTS ON FORM 8-K

         REPORTS ON FORM 8-K:               None.

         EXHIBITS
         --------
         10.1     Management Agreement, dated March 22, 2000, between Pioneer
                  Resources I, LLC and Olympic Resource Management LLC. (1)

         10.2     Deed of Trust, Fixture Filing and Security Agreement with
                  Assignment of Rents. (1)

         27       Financial Data Schedule

         --------------

         (1) Subject to a request for confidential treatment filed with the SEC contemporaneously with this quarterly report on Form 10-Q.

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

                               POPE RESOURCES,
                               A Delaware Limited Partnership
                               Registrant

Date: May 12, 2000             By:  POPE MGP, Inc.
                               Managing General Partner

Date: May 12, 2000             By:  /s/Thomas M. Ringo
                                  -------------------------------------------
                               Thomas M. Ringo
                               Sr. Vice President Finance & Client Relations
                               (Duly Authorized Signatory and
                               Principal Financial Officer)

Date: May 12, 2000             By:  /s/Meredith R. Green
                                  -------------------------------------------
                               Meredith R. Green
                               Vice President Finance and Treasurer
                               (Principal Accounting Officer)