Form 10-Q
period 2000-06-30
POPE RESOURCES LTD PARTNERSHIP
filed 2000-08-11
CIK 784011

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


     (X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For Second Quarter and Six Months Ended June 30, 2000

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

                        PART I - FINANCIAL INFORMATION

                                     ITEM 1


                              FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

Pope Resources
June 30, 2000 and December 31, 1999

                                               (Unaudited)
(Thousands)                                        2000       1999
--------------------------------------------------------------------
ASSETS
Current assets:
  Cash                                           $ 7,976     $ 4,922
  Accounts receivable                              2,146       1,583
  Work in progress                                12,153      12,033
  Current portion of contracts receivable            298         587
  Prepaid expenses and other                         352         550
                                                 -------     -------

  Total current assets                            22,925      19,675
                                                 -------     -------

Properties and equipment at cost:
  Land and land improvements                      15,604      15,611
  Roads and timber (net of
    accumulated depletion)                        12,224      12,391
  Buildings and equipment (net of
    accumulated depreciation)                     15,561      15,921
                                                 -------     -------

                                                  43,389      43,923
                                                 -------     -------

Other assets:
  Contracts receivable, net of current portion     1,606       1,733
  Unallocated amenities and project costs          1,380       1,356
  Intangibles and other                              196         193
                                                 -------     -------

                                                   3,182       3,282
                                                 -------     -------

                                                 $69,496     $66,880
                                                 =======     =======

LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
  Accounts payable                               $   791     $ 1,084
  Accrued liabilities                              1,637       2,011
  Current portion of long-term debt                  423         406
  Deposits                                           616          88
  Minority interest                                  231         366
                                                 -------     -------

  Total current liabilities                        3,698       3,955
                                                 -------     -------

  Long-term debt, net of current portion          13,046      13,282
  Deferred profit                                    494         341
  Partners' capital                               52,258      49,302
                                                 -------     -------

                                                 $69,496     $66,880
                                                 =======     =======

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

Pope Resources
For the Three Months and Six Months Ended June 30, 2000 and 1999

                                                Three months             Six months
                                               ended June 30,          ended June 30,
(Thousands, except per unit data)             2000        1999        2000        1999
                                            --------    --------    --------    --------
Revenues                                    $ 14,096    $ 14,228    $ 27,545    $ 26,794
Cost of sales                                 (5,087)     (4,387)     (9,092)     (7,450)
Operating expenses                            (4,793)     (4,536)     (9,418)     (8,780)
Selling and administration expenses           (2,421)     (2,401)     (4,764)     (4,666)
                                            --------    --------    --------    --------
Income from operations                         1,795       2,904       4,271       5,898
                                            --------    --------    --------    --------

Other income (expense):
Interest expense                                (339)       (331)       (649)       (655)
Interest income                                   66          57         157          87
                                            --------    --------    --------    --------
                                                (273)       (274)       (492)       (568)

Income before taxes and minority interest      1,522       2,630       3,779       5,330
Income tax provision                              (1)       (124)        112        (240)
                                            --------    --------    --------    --------

Income before minority interest                1,521       2,506       3,891       5,090
Minority interest                                (64)        (18)        (67)        (35)
                                            --------    --------    --------    --------

Net income                                  $  1,457    $  2,488    $  3,824    $  5,055
                                            ========    ========    ========    ========

Allocable to general partners               $     19    $     33    $     51    $     67
Allocable to limited partners                  1,438       2,455       3,773       4,988
                                            --------    --------    --------    --------

                                            $  1,457    $  2,488    $  3,824    $  5,055
                                            ========    ========    ========    ========

Earnings per unit:
                 Basic                      $   0.32    $   0.55    $   0.84    $   1.12
                                            ========    ========    ========    ========
                 Diluted                    $   0.32    $   0.55    $   0.84    $   1.11
                                            ========    ========    ========    ========

Weighted average units outstanding:
                 Basic                         4,528       4,519       4,528       4,519
                                            ========    ========    ========    ========
                 Diluted                       4,529       4,543       4,530       4,549
                                            ========    ========    ========    ========

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Pope Resources
Six Months Ended June 30, 2000 and 1999

(Thousands)                                          2000       1999
                                                   -------    -------
Net cash flows from operating activities           $ 5,811    $ 4,451

Cash flows from investing activities:
  Capital expenditures                              (1,443)    (2,879)
                                                   -------    -------

    Net cash used in investing activities           (1,443)    (2,879)
                                                   -------    -------

Cash flows from financing activities:
  Cash distributions to minority interest             (211)      (208)
  Cash distributions to unitholders                   (906)      (904)
  Repayment of long-term debt                         (197)      (264)
                                                   -------    -------

    Net cash used in financing activities           (1,314)    (1,376)
                                                   -------    -------


Net increase in cash and cash equivalents            3,054        196
Cash and cash equivalents at beginning of period     4,922      2,666
                                                   -------    -------

Cash and cash equivalents at end of the period     $ 7,976    $ 2,862
                                                   =======    =======

                                 POPE RESOURCES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2000

1. The consolidated financial statements as of June 30, 2000 and December 31, 1999 and for the six month periods ended June 30, 2000 and June 30, 1999 have been prepared by Pope Resources pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The financial information for the quarters and six months ended June 30, 2000 and June 30, 1999 is unaudited, but, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1999, is derived from the Partnership's audited consolidated financial statements and notes thereto for the year ended December 31, 1999, and should be read in conjunction with such financial statements. The results of operations for the second quarter and six months ended June 30, 2000 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ended December 31, 2000.

2. The financial statements in the Partnership's 1999 annual report on Form 10-K include a summary of significant accounting policies of the Partnership and should be read in conjunction with this Form 10-Q.

3. Diluted earnings per unit include the dilutive impact of unit options outstanding.

4. Supplemental disclosure of cash flow information: Interest paid amounted to approximately $690,000 and $696,000 for the six months ended June 30, 2000 and 1999, respectively and $365,000 and $353,000 for the three months ended June 30, 2000 and 1999, respectively.

5. Revenues and operating income by segment for the six months and three months ended June 30 are as follows:

                                           Timberland
 6-Months Ended June 30 (Thousands)         Resources          Real Estate        Administrative       Consolidated
----------------------------------------------------------------------------------------------------------------------
                2000
Revenues                                    $18,829              $8,716             $    --              $27,545
Income (loss) from operations                 8,498                (173)             (4,054)               4,271

                1999
Revenues                                    $20,773              $6,021             $    --              $26,794
Income (loss) from operations                10,276                (430)             (3,948)               5,898

                                           Timberland
 3-Months Ended June 30 (Thousands)         Resources          Real Estate        Administrative       Consolidated
----------------------------------------------------------------------------------------------------------------------
                2000
Revenues                                    $ 8,670              $5,426             $    --              $14,096
Income (loss) from operations                 3,753                  79              (2,037)               1,795

                1999
Revenues                                    $10,297              $3,931                  --              $14,228
Income (loss) from operations                 4,906                  13             $(2,015)               2,904


                                     ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                                   (Unaudited)
                                  June 30, 2000


--------------------------------------------------------------------------------
Note: Certain information in this report constitutes forward-looking statements within the meaning of federal securities laws. Forward-looking information is subject to risks, trends, and uncertainties that could cause actual results to differ materially from those projected. Those uncertainties include but are not limited to changes to regulations that affect the Partnership's ability to harvest timber and develop real estate and changes in economic conditions, which can have a significant effect on the price the Partnership can obtain for its timber and real estate.
--------------------------------------------------------------------------------

This discussion should be read in conjunction with the Partnership's consolidated financial statements included with this report.

                              RESULTS OF OPERATIONS

     The Partnership operates in two primary industry segments: (1) Timberland Resources and (2) Real Estate. The Partnership's largest segment, Timberland Resources, encompasses the growing and harvesting of timber from the Partnership's tree farm and management of tree farms owned by others. This segment also includes revenue earned through providing forestry consulting services to owners and managers of timberlands. The Partnership's other primary segment, Real Estate, consists of residential development and income-producing properties.

TIMBERLAND RESOURCES

     Timberland Resources' revenue sources are as follows: management and consulting fees earned from timberland management and forestry consulting activities performed for third-party owners of timberlands, and harvest and sale of logs from the Partnership's 74,000-acre tree farm located in the Hood Canal area of Washington.

     Revenues and operating income for the Timberland Resources segment for the six-months and three-months ended June 30, 2000 and 1999, are as follows:

-------------------------------------------------------------------------
   6-Months Ended June 30:     Revenues          Operating income
-------------------------------------------------------------------------
   June 30, 2000              $18.8 million     $  8.5 million
   June 30, 1999               20.8 million      10.3 million

   3-Months Ended June 30:     Revenues          Operating income
-------------------------------------------------------------------------
   June 30, 2000              $  8.7 million    $  3.8 million
   June 30, 1999               10.3 million        4.9 million
-------------------------------------------------------------------------

     The decrease in revenues and operating income in 2000 as compared to 1999 resulted primarily from a decrease in acres under management for HTRG and a slower production schedule for volume harvested from the Partnership's fee timberlands. Two of HTRG's clients, representing 318,000 acres under management as of June 30, 1999, decided to change investment managers during 1999. As a result, new investment managers took over the management of the timberlands for these two clients in September 1999 and February 2000. In September 1999 there was a reduction of acres under our management by 94,000 acres.

     Olympic Resource Management LLC (ORMLLC), a subsidiary of the Partnership, is the western regional timberland manager for the Hancock Timber Resource Group
(HTRG). The
contract covering management services provided in the western United States ends December 31, 2000. In conjunction with the acquisition of Simons Reid Collins, ORM Resources Canada Ltd. (a subsidiary of ORMLLC) assumed management of additional HTRG timberlands in British Columbia. The current British Columbia contract also ends December 31, 2000. Total acres under management for HTRG are subject to change as HTRG's client portfolios are adjusted. Acres under management for the second quarter of 2000 were reduced an additional 224,000 acres. Approximately 236,000 acres are presently under management for HTRG. The lower economies of scale caused by this reduction in acres under management reduced the Partnership's operating income from timberland management activities.

     In March 2000, ORMLLC entered into a new contract to manage industrial timberland in Washington, Oregon, and California. Revenues and operating income from the new contract offset a portion of the decrease in revenues and operating income associated with the reduction in acres under management for HTRG.

     Forestry consulting services are currently provided in western Canada, the United States, Jamaica, and Argentina to both private and public owners of timberland. During 1999, the forest products industry in British Columbia experienced a cyclical downturn, thus negatively affecting the Partnership's forestry consulting revenues. Forestry consulting revenues in the first half of 2000 improved as management focused on increased opportunities for consulting revenues, in contrast to the first half of 1999, in which the focus was directed to assimilation of the recent acquisition of Simons Reid Collins. Management believes that its forestry consulting activities in British Columbia will benefit from an anticipated recovery in the forest products industry in British Columbia.

     The Partnership harvested the following timber and realized the following average log prices from its fee timberlands for the six-month and three-month periods ended June 30, 2000 and 1999:

---------------------------------------------------------------------------------------------
                                Softwood              Pulp and
           Year                  Sawlogs              Hardwood                 Totals
---------------------------------------------------------------------------------------------

6-Months Ended June 30:     Volume     Price       Volume     Price       Volume      Price
                            MMBF       $/MBF       MMBF       $/MBF       MMBF        $/MBF
                            -----------------------------------------------------------------
2000                         18.7       $636        5.4        $272        24.1       $554
1999                         21.8       $622        5.3        $226        27.1       $545
---------------------------------------------------------------------------------------------
3-Months Ended June 30:     Volume     Price       Volume     Price       Volume      Price
                            MMBF       $/MBF       MMBF       $/MBF       MMBF        $/MBF
                            -----------------------------------------------------------------
2000                          8.6       $620        2.5        $239        11.0       $540
1999                         10.6       $630        3.1        $229        13.7       $540
---------------------------------------------------------------------------------------------

MMBF = million board feet
MBF = thousand board feet

     Log revenues from the Partnership's fee timberland ownership are significantly impacted by export log market conditions. The majority of the Partnership's export log volume is sold through domestic intermediaries to Japan. Prices realized from the sale of logs to the export market through domestic intermediaries increased to $730 per MBF in the first half of 2000 from $693 per MBF in the first half of 1999. The increase in export pricing was offset by a decrease in volume from 8.0 MMBF in the first half of 1999 to 5.3 MMBF in the first half of 2000. The decrease in volume and increase in price is due to a shift in demand in the export market to larger, higher quality logs in the first half of 2000 relative to the same period in 1999.

     The domestic market for logs weakened substantially during the second quarter of 2000. Domestic log volumes decreased to 6.2 MMBF for the three months ended June 30, 2000 as compared to 7.5MMBF for the same period in the prior year. On a year-to-date basis, domestic sawlog volumes were 13.4 MMBF and 13.8 MMBF for the six months ended June 30, 2000 and 1999, respectively. Average domestic log prices were $599 per MBF and $581 per MBF for the six months ended June 30, 2000 and 1999, respectively. During the first quarter of the year, the domestic market was buoyed by strong demand and prices for export logs. Moving into the second quarter, however, rising interest rates and falling housing starts began to more than offset the impacts of a continued strong export market. Inventories at domestic mills built steadily throughout the second quarter, leading to a dramatic drop in both demand and prices for domestic wood. Average domestic log prices for the three months ended June 30, 2000 was $586 per MBF as compared to $606 per MBF for the three months ended June 30, 1999.

     Pulp and hardwood log volumes were 5.4 MMBF and 5.3 MMBF for the six months ended June 30, 2000 and 1999, respectively. Harvest activities in the first six months of 2000 were from timber stands with a higher concentration of pulp and hardwood logs as compared to the prior year. As a result, while overall harvest volumes were down 11%, pulp and hardwood volumes were comparable between 2000 and 1999. The Partnership benefited from an increase in pulp and hardwood log prices in the first half of 2000. The average price realized was $272 and $226 per MBF on pulp and hardwood logs for the six months ended June 30, 2000 and 1999, respectively.

     In the operation and management of its tree farm, the Partnership is subject to federal, state and local laws that govern land use. Management's objective is to be in compliance with such laws and regulations at all times. During the first quarter of 2000, the Washington State Legislature enacted new "Forests and Fish" legislation. Washington State timber owners had been operating under a set of draft emergency rules since April of 1999 in anticipation of these new regulations. The emergency rules were designed to mimic the anticipated changes and to address salmon protection under the Federal Endangered Species Act. Both regulations provide for wider riparian management zones, greater planning requirements for harvesting, road construction and maintenance operations, and other restrictions on timber management activities. The Partnership is currently evaluating the effect of these rules on the Partnership's fee timberlands, however there can be no assurance that these rules will not adversely affect the Partnership's business.

     The risk of loss from fire, while possible on any timberland, is minimized on Partnership lands by maintaining a well-developed road system, and an established fire monitoring and suppression plan. The Washington State Department of Natural Resources is ultimately responsible for all forest fire suppression activities in the state.

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

     Revenues and operating income (loss) for the Real Estate segment for the six-month and three-month periods ended June 30, 2000 and 1999, are as follows:

--------------------------------------------------------------------------------
   6-Months Ended June 30:          Revenues                  Operating loss
   -----------------------------------------------------------------------------
   June 30, 2000                    $8.7 million              $(0.2) million
   June 30, 1999                     6.0 million               (0.4) million

   3-Months Ended June 30:          Revenues                  Operating income
   -----------------------------------------------------------------------------
   June 30, 2000                    $5.4 million              $0.1 million
   June 30, 1999                     3.9 million               0.0 million
--------------------------------------------------------------------------------

     The majority of the $2.7 million increase in Real Estate revenues is due to an increase in homes sold during the first half of the year. In the first six months of 2000, the Partnership's flagship development at Port Ludlow generated revenues of $5.1 million through the sale of 16 homes and three developed lots. This compares to first half 1999 revenues of $1.7 million through the sale of seven homes and two developed lots. During 1999, the Partnership began to focus on the sale of homes at Port Ludlow as opposed to lots. The change in strategy is expected to build value in the Partnership's Port Ludlow properties, as the Partnership will have more control over the quality of homes in the community and additional residents are expected to positively affect revenues and operating income earned by the Partnership's income-producing properties.

     Prospective home and lot buyers often pay an earnest money deposit in anticipation of completing the eventual purchase. The Partnership does not record a sale when earnest money deposits are received, but does track the sales backlog which is representative of future expected sales. The backlog of sales was approximately $4.9 million and $4.4 million as of June 30, 2000 and 1999, respectively. Management expects the majority of the backlog at June 30, 2000 to translate into sales revenues by the end of 2000. The impact of higher interest rates is expected to affect the Port Ludlow real estate market and the Partnership expects the sales backlog to decline as a result.

     Income-producing property revenues in the first six months of 2000 increased 13% to $3.3 million from $3.0 million in the first six months of 1999. The increase in revenues is the result of additional residents moving into the area and the relatively mild weather experienced by Western Washington in the first half of 2000.

     Land holdings throughout Washington State are affected by the state's Growth Management Act ("GMA"), which requires counties to submit comprehensive plans that identify the future direction of growth and stipulate where population densities are to be concentrated. In May 2000, Jefferson County adopted the Port Ludlow Development Agreement. The development agreement is essentially a contract between the Partnership and Jefferson County that locks in Port Ludlow's comprehensive plan designation as a Master Planned Resort, related zoning, and other development regulations for a period of 20 years. Jefferson County's adoption of this agreement represents the culmination of years of hard work and cooperation between management, residents and the county to plan and obtain regulatory approval for the future build-out of the Port Ludlow resort and community.

     A 15-year development agreement was approved and adopted by the City of Bremerton for the Partnership's West Hills property in the City of Bremerton, Kitsap County. The West Hills property is a 270-acre mixed-use development.

     As part of its July 1999 Growth Management Act (GMA) plan submission, Kitsap County designated Port Gamble as a "Rural Historic Town." This designation, upheld by the GMA Hearings Board, provides for substantial new commercial, industrial and residential development of the town utilizing historic land use patterns, densities and architectural character. The Partnership also initiated a legislative amendment to the GMA, signed into law in March 2000, that provides additional clarification and opportunities for designations involving national historic town sites. The Partnership is now in a position to evaluate potential opportunities and strategies for redevelopment of the Port Gamble town site.

     The Partnership continues to work with officials in Gig Harbor regarding the development of a 320-acre mixed-use project located within the Gig Harbor city limits. Efforts in 1999 focused on a successful public/private partnership agreement to construct an arterial road through the property which in turn connects to a nearby freeway interchange. Construction of the road began in the summer of 2000.

     The Partnership has two additional ongoing projects in Kitsap County: a 720-acre residential development in Kingston and a 205-acre residential development in Hansville. Development of these sites has been delayed pending resolution of a lawsuit (in which the Partnership is not a party) that would establish the appropriate zoning and development regulations applicable to projects pending throughout Kitsap County. In April 1999, the State Court of Appeals rendered a favorable decision, but the case was appealed to the Washington Supreme Court for further review. In July 2000, the Supreme Court upheld the favorable decision with regard to the appropriate zoning and development regulations applicable to pending projects. This Decision will enhance the opportunities for the Partnership to proceed with governmental approval for both projects.

     Voters in Washington State recently passed Initiative 695, which replaced the value-based vehicle license fees in the state with a low flat-rate license fee. This is expected to have a detrimental impact on state, county and local government budgets. Significant adverse impacts are also anticipated to the level of services provided by the Washington State Ferry System and funding of highway transportation projects. While the impact is unknown at this time, the reduction of governmental funding in these areas may affect the Partnership's real estate holdings, which are significantly reliant on ferry service.

OTHER

     The following table sets forth expenses as a percentage of revenues for the three month and six month periods ended June 30, 2000 and 1999:

                                                   Three months ended June 30,   Six months ended June 30,
                                                        2000          1999           2000          1999
                                                   --------------------------------------------------------
   Revenues                                             100%          100%           100%          100%
   Cost of sales                                         36            31             33            28
   Operating expenses                                    34            32             34            33
   Selling, general, and administrative expenses         17            17             17            17
                                                   --------------------------------------------------------
   Operating income                                      13%           20%            16%           22%
                                                   ========================================================

     Cost of sales includes the cost of purchasing and producing tangible goods for sale. Cost of sales for the Partnership will fluctuate due to the various methods for selling and harvesting timber, the basis of the land the Partnership sells, and the quantity of homes sold. The increase in the cost-of-sales ratios in 2000 is due to the sale of 16 homes in 2000 versus seven homes in 1999. Homes have a relatively high cost of sales ratio as compared to the Partnership's other revenue producing activities.

     Operating expenses consist of salary and other costs directly attributable to a revenue-producing activity. Operating expenses as a percentage of revenues increased in the first half of 2000 relative to 1999. The increase in the operating expense ratio is due to the decrease in revenue from timberland management activities without a corresponding decrease in operating expenses. This is directly linked to the aforementioned lower economies of scale associated with the reduction in acres under management. The selling, general, & administrative (SG&A) ratio was consistent for the first half of 2000 relative to 1999.

     Interest income increased $70,000 in the first six months of 2000, as the Partnership's average short-term investments were higher in the first half of 2000. The Partnership bought its Partner's interest in the Heron Beach Inn and retired debt associated with the Property, which resulted in a relatively low balance of cash and short-term investments in the first half of 1999.

     The provision for income taxes decreased from an expense of $240,000 in the first half of 1999 to a tax benefit of $112,000 for the same period in 2000. The change in tax expense is due to the decline in taxable earnings associated with the decrease in income earned from the Partnership's property management activities in the first half of 2000 relative to 1999. The Partnership's earnings from timberland management activities are included in a subsidiary corporation and are therefore subject to income tax.

LIQUIDITY AND CAPITAL RESOURCES

     Funds generated internally through operations and externally through financing will provide the required resources for the Partnership's real estate development and other capital expenditures. Management may also consider increasing the Partnership's debt-to-total capitalization ratio to participate in investments in real property, if the investments meet the Partnership's requirements of return and provide a good fit with the Partnership's portfolio of properties. Management considers its capital resources to be adequate for its current plans. At June 30, 2000, the Partnership had available an unused $20 million bank loan commitment.

     Management has considerable discretion to increase or decrease the level of logs cut which will have a corresponding impact on net income and cash flow, assuming log prices and demand remain stable. Management's current plan is to harvest approximately 38 million board feet of timber in 2000. Since harvest plans are based on demand and pricing, actual harvesting may vary subject to management's ongoing review.

     For the six months ended June 30, 2000, cash generated by operating activities was $5.8 million and overall cash and cash equivalents increased $3.1 million. Cash provided by operating activities was used for cash payments to unitholders of $0.9 million, capital expenditures of $1.4 million, and repayment of long-term debt of $0.2 million.

     On June 9, 2000 the Partnership announced its plan to repurchase up to 5% of outstanding Partnership units. The repurchases may be made from time to time in open market transactions at prevailing market prices that the Partnership deems appropriate. As of the date of this filing no units have been repurchased under this plan. Unit purchases are expected to begin during the third quarter of 2000.

     The Partnership plans to continue making quarterly partnership distributions during 2000.

RECENT EVENTS

     Gary F. Tucker retired from his position as President, CEO, and Director of the Partnership effective May 8, 2000. Board members Peter T. Pope and Douglas
E. Norberg have been taking a more active role in day-to-day management while a search is conducted for Mr. Tucker's replacement.

SEASONALITY

     Timberland Resources: The Partnership's tree farm is located in the Hood Canal region of Washington state. Most of the tree farm acreage owned by the Partnership is at a relatively low elevation where harvest activities are possible year around. As a result of this competitive advantage, the Partnership tends to harvest and sell a greater portion of the annual harvest in the first quarter of the year when the supply of logs tends to be lower. During the current year the Partnership plans to defer a portion of the second quarter harvest to the third and fourth quarter. Other activities in the Timberland Resource segment are not significantly seasonal.

     Real Estate: The Partnership's real estate income producing operations tend to be highly seasonal. The income producing properties include a golf course, marina, and Inn located in Port Ludlow, Washington. The majority of the revenues from these activities are earned between June and September. The majority of the Partnership's overall real estate development revenues have also historically been generated during the summer months.

COMMITMENTS AND CONTINGENCIES

     The Partnership's commitments consist of performance bonds, letters of credit and operating leases entered in the normal course of business. The Partnership may from time-to-time be a defendant in lawsuits arising in the ordinary course of business. Management believes that loss to the Partnership, if any, will not have a material adverse effect to the Partnership's financial condition or results of operations.

FINANCIAL INFORMATION ABOUT SEGMENTS

     Segment financial information is presented in Note 5 to the Partnership's Financial Statements included with this report.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     As of June 30, 2000, the Partnership had $13.4 million of fixed rate debt outstanding with a fair value of approximately $13.1 million. Since the debt bears interest at a fixed rate the fair value of the debt is affected by changes in market interest rates. The following table presents principal cash payments (in thousands) for the fixed rate debt outstanding at June 30, 2000:

--------------------------------------------------------------------------------------------------------------
  Long-term debt including                                                                          Interest
      current portion                 2000     2001      2002      2003      2004     Thereafter      Rate
--------------------------------------------------------------------------------------------------------------
Mortgage-Principal payments            188      405       446       491       541       11,047       9.65%

Local Improvement
District-Principal Payments             20       38        38        38        38           63     6.5% to 8%
--------------------------------------------------------------------------------------------------------------

                                    PART II

ITEM 1: LEGAL PROCEEDINGS

     From time-to-time, the Partnership may be subject to legal proceedings and claims which may have a material adverse impact on its business. Management is not aware of any current legal proceedings or claims that will have, individually or in the aggregate, a material adverse impact on its business, prospects, financial condition or results of operations.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

     None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5: OTHER INFORMATION

     None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     Reports on Form 8-K:         None.

     Exhibits
     --------
        27       Financial Data Schedule

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



                                   POPE RESOURCES,
                                   A Delaware Limited Partnership
                                   Registrant



Date: August 11, 2000              By: POPE MGP, Inc.
                                   Managing General Partner



Date: August 11, 2000              By:      /s/ Thomas M. Ringo
                                       -----------------------------------
                                   Thomas M. Ringo
                                   Sr. Vice President Finance & Client Relations
                                   (Duly Authorized Signatory and
                                   Principal Financial Officer)



Date: August 11, 2000              By:      /s/ Meredith R. Green
                                       -----------------------------------
                                   Meredith R. Green
                                   Vice President Finance and Treasurer
                                   (Principal Accounting Officer)