Form 10-Q
period 2000-09-30
POPE RESOURCES LTD PARTNERSHIP
filed 2000-11-14
CIK 784011

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q

 ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For Second Quarter and Nine Months Ended September 30, 2000

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

                              Yes      X                   No
                                 --------------               ------------

                       P A R T   I - FINANCIAL INFORMATION

                                     ITEM 1


                              FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

Pope Resources
September 30, 2000 and December 31, 1999

(Thousands)


                                                     2000
                                                  (Unaudited)             1999
-------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                           $ 8,610          $ 4,922
  Accounts receivable                                   2,659            1,583
  Work in progress                                     11,417           12,033
  Current portion of contracts receivable                 575              587
  Prepaid expenses and other                              621              550
                                                     --------          -------
  Total current assets                                 23,882           19,675
                                                     --------          -------
Properties and equipment at cost:
  Land and land improvements                           15,604           15,611
  Roads and timber (net of
    accumulated depletion)                             12,345           12,391
  Buildings and equipment (net of
    accumulated depreciation)                          15,265           15,921
                                                     --------          -------
                                                       43,214           43,923
                                                     --------          -------
Other assets:
  Contracts receivable, net of current portion          1,346            1,733
  Unallocated amenities and project costs               1,393            1,356
  Loan fees and other                                     179              193
                                                     --------          -------
                                                        2,918            3,282
                                                     --------          -------
                                                      $70,014          $66,880
                                                     ========          =======

Liabilities and Partners' Capital
Current liabilities:
  Accounts payable                                    $   774          $ 1,084
  Accrued liabilities                                   2,209            2,099
  Current portion of long-term debt                       432              406
  Minority interest                                       263              366
                                                     --------          -------
  Total current liabilities                             3,678            3,955
                                                     --------          -------
  Long-term debt, net of current portion               12,909           13,282
  Deferred profit                                         776              341
  Partners' capital                                    52,651           49,302
                                                     --------          -------
                                                      $70,014          $66,880
                                                     ========          =======


CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(Thousands, except per unit data)


                                                 Three Months Ended September 30,    Nine Months Ended September 30,
                                                         2000            1999            2000            1999
                                                      ----------      ----------      ----------      ----------
Revenues                                               $ 12,119        $ 14,349        $ 39,664        $ 41,143
Cost of sales                                            (4,108)         (4,787)        (13,200)        (12,237)
Operating expenses                                       (4,956)         (5,019)        (14,612)        (14,090)
Selling general and administrative expenses              (1,940)         (2,222)         (6,466)         (6,597)
                                                      ----------      ----------      ----------      ----------
Income from operations                                    1,115           2,321           5,386           8,219
                                                      ----------      ----------      ----------      ----------

Other income (expense):
Interest expense                                           (288)           (316)           (937)           (971)
Interest income                                             160              78             317             165
                                                      ----------      ----------      ----------      ----------
                                                           (128)           (238)           (620)           (806)

Income before income taxes and minority interest            987           2,083           4,766           7,413

Income tax provision                                        (48)             19              64            (221)
                                                      ----------      ----------      ----------      ----------
Income before minority interest                             939           2,102           4,830           7,192

Minority interest                                           (68)            (13)           (135)            (48)
                                                      ----------      ----------      ----------      ----------

Net income                                             $    871        $  2,089        $  4,695        $  7,144
                                                      ==========      ==========      ==========      ==========

Allocable to general partners                          $     12        $     28        $     62        $     95
Allocable to limited partners                               859           2,061           4,633           7,049
                                                      ----------      ----------      ----------      ----------
                                                       $    871        $  2,089        $  4,695        $  7,144
                                                      ==========      ==========      ==========      ==========
Earnings per unit:
         Basic                                         $   0.19        $   0.46        $   1.04        $   1.58
                                                      ==========      ==========      ==========      ==========
         Diluted                                       $   0.19        $   0.46        $   1.04        $   1.57
                                                      ==========      ==========      ==========      ==========
Weighted average units outstanding:
         Basic                                            4,528           4,521           4,528           4,521
                                                      ==========      ==========      ==========      ==========
         Diluted                                          4,528           4,552           4,530           4,545
                                                      ==========      ==========      ==========      ==========

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Pope Resources
Nine Months Ended September 30, 2000 and 1999

(Thousands)


                                                               2000         1999
                                                             --------     --------
Net cash flows from operating activities                      $ 7,688      $ 7,830

Cash flows from investing activities:
  Capital expenditures                                         (2,105)      (3,505)
                                                             --------     --------
    Net cash used in investing activities                      (2,105)      (3,505)
                                                             --------     --------
Cash flows from financing activities:
  Cash distributions to unitholders                            (1,358)      (1,357)
  Minority interest distrbution                                  (212)        (208)
  Repayment of long-term debt                                    (325)        (393)
  Proceeds from exercise of unit options                                       188
                                                             --------     --------
    Net cash used in financing activities                      (1,895)      (1,770)
                                                             --------     --------

Net increase in cash and cash equivalents                       3,688        2,555
Cash and cash equivalents at beginning of year                  4,922        2,666
                                                             --------     --------
Cash and cash equivalents at end of the nine-month period     $ 8,610      $ 5,221
                                                             ========     ========

                                 POPE RESOURCES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2000


1. The consolidated financial statements as of September 30, 2000 and December 31, 1999 and for the three and nine month periods ended September 30, 2000 and September 30, 1999 have been prepared by Pope Resources pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The financial information for the three and nine month periods ended September 30, 2000 and September 30, 1999 is unaudited, but, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 1999, is derived from the Partnership's audited consolidated financial statements and notes thereto for the year ended December 31, 1999, and should be read in conjunction with such financial statements. The results of operations for the third quarter and nine months ended September 30, 2000 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ended December 31, 2000.

2. The financial statements in the Partnership's 1999 annual report on Form 10-K include a summary of significant accounting policies of the Partnership and should be read in conjunction with this Form 10-Q.

3. Diluted earnings per unit include the dilutive impact of unit options outstanding.

4. Supplemental disclosure of cash flow information: Interest paid amounted to approximately $1,003,000 and $1,055,000 for the nine months ended September 30, 2000 and 1999, respectively and $324,000 and $349,000 for the three months ended September 30, 2000 and 1999, respectively.

5. Revenues and operating income by segment for the nine months and three months ended September 30, 2000 and 1999 are as follows:


       9 Months Ended September 30           Timberland
               (Thousands)                    Resources          Real Estate        Administrative       Consolidated
  ----------------------------------------------------------------------------------------------------------------------
                  2000

  Revenues                             $       25,054       $       14,610      $         -         $       39,664
  Income (loss) from operations                10,648                  514             (5,776)               5,386

                  1999
  Revenues                             $       29,650       $       11,493      $         -          $      41,143
  Income (loss) from operations                14,083                  123             (5,987)               8,219


       3 Months Ended September 30           Timberland          Real Estate        Administrative       Consolidated
               (Thousands)                    Resources
  ----------------------------------------------------------------------------------------------------------------------
                 2000

  Revenues                             $        6,225       $        5,894      $         -          $      12,119
  Income (loss) from operations                 2,150                  687             (1,722)               1,115

                  1999
  Revenues                             $        8,878       $        5,471      $         -          $      14,349
  Income (loss) from operations                 3,807                  553             (2,039)               2,321

                                     ITEM 2
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

-------------------------------------------------------------------------------
Note: Certain information in this report constitutes forward-looking statements within the meaning of federal securities laws. Forward-looking information is subject to risks, trends, and uncertainties that could cause actual results to differ materially from those projected. Those uncertainties include but are not limited to changes to regulations that affect the Partnership's ability to harvest timber and develop real estate and changes in economic conditions, which can have a significant effect on the price the Partnership can obtain for its timber and real estate.
-------------------------------------------------------------------------------

This discussion should be read in conjunction with the Partnership's unaudited consolidated financial statements included with this report, and its 10-K annual report for fiscal year 1999.

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

TIMBERLAND RESOURCES

         Timberland Resources' revenue sources are as follows: harvest and sale of logs from the Partnership's 74,000-acre tree farm located in the Hood Canal area of Washington, management and consulting fees earned from timberland management, and forestry consulting activities performed for third-party owners of timberlands.

         Revenues and operating income for the Timberland Resources segment for the nine months and three months ended September 30, 2000 and 1999, are as follows:


------ ---------------------------------------- ----- ----------------- ---- ------------------------
       9 Months Ended September 30:                   Revenues               Operating income
------ ---------------------------------------- ----- ----------------- ---- ------------------------
       September 30, 2000                       $     25.1 million      $    10.6 million
------ ---------------------------------------- ----- ----------------- ---- ------------------------

       September 30, 1999                             29.7 million           14.1 million
------ ---------------------------------------- ----- ----------------- ---- ------------------------

------ ---------------------------------------- ----- ----------------- ---- ------------------------
       3 Months Ended September 30:                   Revenues               Operating income
------ ---------------------------------------- ----- ----------------- ---- ------------------------
       September 30, 2000                       $       6.2 million     $     2.2 million
------ ---------------------------------------- ----- ----------------- ---- ------------------------

       September 30, 1999                               8.9 million           3.8 million
------ ---------------------------------------- ----- ----------------- ---- ------------------------


         The decrease in revenues and operating income in 2000 as compared to 1999 resulted primarily from a decrease in volume harvested from the Partnership's fee timberlands and, to a lesser extent, to a decrease in third-party acres under management as described below.

         The Partnership harvested the following timber and realized the following average log prices from its fee timberlands for the nine-month and three-month periods ended September 30, 2000 and 1999:


---------------------------- ------------------------ ------------------------ ------------------------
                                Softwood                     Pulp and
           Year                      Sawlogs                 Hardwood                  Totals
---------------------------- ------------------------ ------------------------ ------------------------
9 Months Ended                 Volume      Price        Volume      Price        Volume        Price
September 30:                   MMBF       $/MBF        MMBF        $/MBF         MMBF         $/MBF
                             ----------- ------------ ----------- ------------ ------------- ----------
2000                            23.3        $633         6.9         $282          30.2        $553
1999                            29.4        $627         8.6         $252          38.0        $542
---------------------------- ----------- ------------ ----------- ------------ ------------- ----------
3 Months Ended                 Volume      Price        Volume      Price        Volume        Price
September 30:                   MMBF       $/MBF        MMBF        $/MBF         MMBF         $/MBF
                             ----------- ------------ ----------- ------------ ------------- ----------
2000                            4.5         $623         1.5         $317           6.0        $547
1999                            7.6         $640         3.3         $293          11.0        $534
---------------------------- ----------- ------------ ----------- ------------ ------------- ----------


MMBF = million board feet
MBF = thousand board feet

         The domestic market for logs weakened substantially during the second and third quarters of 2000. Domestic log volumes decreased to 2.5 MMBF for the three months ended September 30, 2000 as compared to 5.2 MMBF for the same period in the prior year. On a year-to-date basis, domestic sawlog volumes were
16.0 MMBF and 19.0 MMBF for the nine months ended September 30, 2000 and 1999, respectively. During the first quarter of the year, the domestic market was buoyed by strong demand and prices for export logs. Moving into the second and third quarters, however, rising interest rates and falling housing starts began to more than offset the impacts of a continued strong export market. Inventories at domestic mills built steadily throughout the second quarter, leading to a dramatic drop in both demand and prices for domestic logs. Average domestic log prices for the three months ended September 30, 2000 was $538 per MBF as compared to $616 per MBF for the three months ended September 30, 1999. With the year-to-date harvest volume more heavily weighted to the first two quarters of the year, average domestic prices were $589 per MBF and $591 per MBF for the nine months ended September 30, 2000 and 1999, respectively.

         The majority of the Partnership's export log volume is sold through domestic intermediaries into the Japanese market. Prices realized from the sale of logs to the export market through domestic intermediaries increased to $731 per MBF in the first nine months of 2000 from $693 per MBF in the same period of 1999. The increase in export pricing was offset by a decrease in volume from
10.4 MMBF in the first nine months of 1999 to 7.3 MMBF in the first nine months of 2000. The decrease in volume and increase in price is reflective of a shift in log mix with a higher proportion of the export volume coming from larger diameter higher valued logs in the first nine months of 2000 relative to the same period in 1999.

         Pulp and hardwood log volumes were 6.9 MMBF and 8.6 MMBF for the nine months ended September 30, 2000 and 1999, respectively. The Partnership benefited from an increase in pulp and hardwood log prices in the first nine months of 2000. The average price realized was $282 and $252 per MBF on pulp and hardwood logs for the nine months ended September 30, 2000 and 1999, respectively.

         In the operation and management of its tree farm, the Partnership is subject to federal, state and local laws that govern land use. Management's objective is to be in compliance with such laws and regulations at all times. During the first quarter of 2000, the Washington State Legislature enacted new "Forests and Fish" legislation. Washington State timber owners had been operating under a set of draft emergency rules since April of 1999 in anticipation of these new regulations. The emergency rules were designed to mimic the anticipated changes and to address salmon protection under the Federal Endangered Species Act. Both regulations provide for wider riparian management zones, greater planning requirements for harvesting, road construction and maintenance operations, and other restrictions on timber management activities. The Partnership is currently developing procedures for complying with these new regulations and evaluating their impact to the Partnership's fee timberlands.

         The risk of loss from fire, while possible on any timberland, is minimized on Partnership lands by maintaining a well-developed road system, and an established fire monitoring and suppression plan. The Washington State Department of Natural Resources is ultimately responsible for all forest fire suppression activities in the state.

         Olympic Resource Management LLC (ORMLLC), a subsidiary of the Partnership, is the western regional timberland manager for the Hancock Timber Resource Group (HTRG). The contract covering management services provided in the western United States and British Columbia ends December 31, 2000. Discussions with HTRG are currently in progress to extend both management contracts into 2001. Total acres under management for HTRG are subject to change as HTRG's client portfolios are adjusted. As of September 30, 2000 and 1999 there were approximately 235,000 and 565,000 acres under management for HTRG, respectively.

         In March 2000, ORMLLC entered into a new contract to manage over 360,000 acres of industrial timberland in Washington, Oregon, and California. Revenues and operating income from the new contract offset a portion of the decrease in revenues and operating income associated with the reduction in acres under management for HTRG. ORMLLC is currently conducting a sales program that will involve most of these managed lands.

         Forestry consulting services are currently provided in western Canada, the United States, Jamaica, and Argentina to both private and public owners of timberland. During 1999, the forest products industry in British Columbia experienced a cyclical downturn, thus negatively affecting the Partnership's forestry consulting operating income into the current year.

REAL ESTATE

         Real Estate segment revenues are earned from residential development activities and income-producing properties. Residential development consists of the sale of single-family homes, developed lots, and undeveloped acreage. These activities span approximately 3,000 acres of the Partnership's ownership and are concentrated in Port Ludlow, Washington. Income-producing properties consist of the following properties in Port Ludlow: the 37-room Heron Beach Inn on Ludlow Bay, a 300-slip saltwater marina, a 27-hole championship golf course, a commercial center, an RV park, a restaurant/lounge and related facilities, and the water and sewer utilities serving the area. In addition, the Partnership manages residential and commercial properties in Port Gamble and Kingston, Washington.

         Revenues and operating income for the Real Estate segment for the nine-month and three-month periods ended September 30, 2000 and 1999, are as follows:


------ ---------------------------------------- ----- ----------------- ---- ------------------------
       9 Months Ended September 30:                   Revenues               Operating income
------ ---------------------------------------- ----- ----------------- ---- ------------------------
       September 30, 2000                       $       14.6 million     $         0.5 million
------ ---------------------------------------- ----- ----------------- ---- ------------------------

       September 30, 1999                               11.5 million               0.1 million
------ ---------------------------------------- ----- ----------------- ---- ------------------------


------ ---------------------------------------- ----- ----------------- ---- ------------------------
       3 Months Ended September 30:                   Revenues               Operating income
------ ---------------------------------------- ----- ----------------- ---- ------------------------
       September 30, 2000                       $       5.9 million      $         0.7 million
------ ---------------------------------------- ----- ----------------- ---- ------------------------

       September 30, 1999                               5.5 million                0.6 million
------ ---------------------------------------- ----- ----------------- ---- ------------------------

         The $3.1 million increase in Real Estate revenues is due primarily to an increase in homes sold during the first nine months of 2000 and secondarily to an increase in revenues generated by commercial properties.

           In the first nine months of 2000, the Partnership's flagship development at Port Ludlow generated revenues of $8.1 million through the sale of 25 homes and five developed lots. This compares with revenues of $4.4 million for the comparable period of 1999 through the sale of 17 homes and five developed lots. During 1999, the Partnership began to focus on the sale of homes at Port Ludlow as opposed to lots. This change in strategy is expected to build value in the Partnership's Port Ludlow properties, as the Partnership will have more control over the quality of homes in the community and additional residents are expected to positively affect revenues and operating income earned by the Partnership's income-producing properties.

         Prospective home and lot buyers often pay an earnest money deposit in anticipation of completing the eventual purchase. The Partnership does not record a sale when earnest money deposits are received, but does track the sales backlog which is representative of future expected sales. The backlog of sales was approximately $4.7 million and $5.5 million as of September 30, 2000 and 1999, respectively. Management expects the majority of the backlog at September 30, 2000 to translate into sales by the end of the second quarter 2001. The impact of higher interest rates is impacting the Port Ludlow real estate market and the Partnership expects the sales backlog to decline as a result.

         Income-producing property revenues in the first nine months of 2000 increased 9% to $6.0 million from $5.5 million in the first nine months of 1999. The increase in revenues is the result of additional residents moving into the area and the relatively mild weather experienced by Western Washington during the second and third quarter of 2000.

         Land holdings throughout Washington State are affected by the state's Growth Management Act ("GMA"), which requires counties to submit comprehensive plans that identify the future direction of growth and stipulate where population densities are to be concentrated. In May 2000, Jefferson County adopted the Port Ludlow Development Agreement. The development agreement is essentially a contract between the Partnership and Jefferson County that locks in Port Ludlow's comprehensive plan designation as a Master Planned Resort, related zoning, and other development regulations for a period of 20 years. Jefferson County's adoption of this agreement represents the culmination of years of hard work and cooperation between management, residents and the county to plan and obtain regulatory approval for the future build-out of the Port Ludlow resort and community. This cooperative effort, known as the Port Ludlow Planning Forum was recognized with an award from the Washington State Chapter of the American Planning Association in September 2000.

         In July of 2000 a 15-year development agreement was approved and adopted by the City of Bremerton for the Partnership's West Hills property in the City of Bremerton, Kitsap County. The West Hills property is a 270-acre mixed-use development.

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

         The Partnership continues to work with officials in Gig Harbor regarding the development of a 320-acre mixed-use project located within the Gig Harbor city limits. Efforts in 1999 focused on a successful public/private partnership agreement to construct an arterial road through the property which in turn connects to a nearby freeway interchange. Construction of the road began in the summer of 2000. By the summer of 2001 the property is expected to be served by road, water, sewer, and power.

         The Partnership has two additional ongoing projects in Kitsap County: a 720-acre residential development in Kingston and a 205-acre residential development in Hansville. Development of these sites has been delayed pending resolution of a lawsuit (in which the Partnership is not a party) that would establish the appropriate zoning and development regulations applicable to projects pending throughout Kitsap County. In April 1999, the State Court of Appeals rendered a favorable decision, but the case was appealed to the Washington Supreme Court for further review. In July 2000, the Supreme Court upheld the favorable decision with regard to the appropriate zoning and development regulations applicable to pending projects. The Supreme Court is currently reviewing a request for reconsideration, and is expected to finally complete its review by the end of 2000. A favorable decision will enhance the opportunities for the Partnership to proceed with governmental approval for both projects.

         As a result of Initiative 695, value-based vehicle license fees in Washington State were replaced with a low flat-rate license fee as of January 1, 1999. While the long-term impact is unknown at this time, a reduction of governmental funding for the Washington State Ferry System may affect the Partnership's real estate holdings, which are significantly reliant on ferry service.

OTHER

         The following table sets forth expenses as a percentage of revenues for the three-month and nine-month periods ended September 30, 2000 and 1999:


                                                             Three months ended             Nine months ended
                                                               September 30,                  September 30,
                                                              2000          1999           2000         1999
                                                          ------------  -----------   -----------   -----------
         Revenues                                             100%          100%           100%          100%
         Cost of sales                                         34            33             33            30
         Operating expenses                                    41            35             37            34
         Selling, general, and administrative
           expenses                                            16            16             16            16
                                                          ------------  -----------   -----------   -----------
         Operating income                                       9%           16%            14%           20%
                                                          ============  ===========   ===========   ===========

         Cost of sales includes the cost of purchasing and producing tangible goods for sale. Cost of sales for the Partnership will fluctuate due to the various methods for selling and harvesting timber, the basis of the land the Partnership sells, and the quantity of homes sold. The increase in the cost-of-sales ratios in 2000 is due to the sale of 25 homes in 2000 versus 17 homes in 1999. Homes have a relatively high cost of sales ratio as compared to the Partnership's other revenue producing activities.

         Operating expenses consist of salary and other costs directly attributable to a revenue-producing activity. The increase in the operating expense ratio on a year to date basis is due to the decrease in revenue from timberland management activities without a corresponding decrease in operating expenses. This is directly linked to lower economies of scale associated with the reduction in acres under management. The increase in the operating expense ratio on a quarter-to-date basis is due to the decline in revenue resulting from timber harvested from the Partnership's tree farm without a corresponding decrease in operating expenses.

         Interest income increased $152,000 in the first nine months of 2000, as the Partnership's average short-term investments were higher in the first nine months of 2000.

         The provision for income taxes decreased from an expense of $221,000 in the first nine months of 1999 to a tax benefit of $64,000 for the same period in 2000. The change in tax expense is due to the decline in taxable earnings associated with the decrease in income earned from the Partnership's timberland management activities in 2000 relative to 1999. The Partnership's earnings from timberland management activities are included in a subsidiary corporation and are therefore subject to income tax.

LIQUIDITY AND CAPITAL RESOURCES

         Funds generated internally through operations and externally through financing will provide the required resources for the Partnership's real estate development and other capital expenditures. Management may also consider increasing the Partnership's debt-to-total capitalization ratio to participate in investments in real property, if the investments meet the Partnership's requirements of return and provide a good fit with the Partnership's portfolio of properties. Management considers its capital resources to be adequate for its current plans. At September 30, 2000, the Partnership had available an unused $20 million bank loan commitment.

         Management has considerable discretion to increase or decrease the volume of logs cut which has a corresponding impact on net income and cash flow. Management's current plan is to harvest approximately 36 million board feet of timber in 2000. Since harvest plans are based on demand and pricing, actual harvesting may vary subject to management's ongoing review.

         For the nine months ended September 30, 2000, cash generated by operating activities was $7.7 million and overall cash and cash equivalents increased $3.7 million. Cash provided by operating activities was used for cash payments to unitholders of $1.4 million, capital expenditures of $2.1 million, and repayment of long-term debt of $0.3 million.

         On November 10, 2000, the Partnership decided to suspend the previously announced plan to repurchase up to 5% of outstanding Partnership units. The Partnership has been advised that regulatory compliance issues preclude the Partnership from implementing such a repurchase program. As such, the Partnership has opted to withdraw the repurchase program until the regulatory issues can be adequately resolved. No units were repurchased under this plan prior to its suspension.

         The Partnership plans to continue making quarterly partnership distributions during 2000.

RECENT EVENTS

         Allen E. Symington was appointed to the position of Chairman and CEO of Pope Resources and David L. Nunes was appointed to the position of President and COO of Pope Resources in August of 2000. Mr. Symington serves as Vice Chairman of the Washington State Employees Retirement Board and has held vice president positions with Simpson Timber Co. and Simpson Investment Co. Mr. Nunes is being promoted from within Pope Resources where he has served as Senior Vice President Acquisitions and Portfolio Management.

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

                                     ITEM 3

                    QUANTITATIVE AND QUALITATIVE DISCLOSURES
                                ABOUT MARKET RISK

         As of September 30, 2000, the Partnership had $13.2 million of fixed rate debt outstanding with a fair value of approximately $13.8 million. Since the debt bears interest at a fixed rate the fair value of the debt is affected by changes in market interest rates. The following table presents principal cash payments (in thousands) for the fixed rate debt outstanding at September 30, 2000:


---------------------------------------------------------------------------------------------------------------------
  Long-term debt including current                                                                         Interest
              portion                  2000      2001       2002       2003       2004      Thereafter       Rate
---------------------------------------------------------------------------------------------------------------------
Mortgage-Principal payments             81        405        446        491        541        11,047        9.65%

Local Improvement                                                                                            6.5% to
District-Principal Payments              -         38         38         38         38            63           8%
---------------------------------------------------------------------------------------------------------------------

                                     PART II

ITEM 1: LEGAL PROCEEDINGS

          From time to time, the Partnership may be subject to legal proceedings and claims which may have a material adverse impact on its business. Management is not aware of any current legal proceedings or claims that will have, individually or in the aggregate, a material adverse impact on its business, prospects, financial condition or results of operations.

ITEM 2: CHANGES IN SECURITIES AND USE OF PROCEEDS

           None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

           None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

           None

ITEM 5: OTHER INFORMATION

           None

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

         Reports on Form 8-K:       None.

         EXHIBITS

         27       Financial Data Schedule

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

                                         POPE RESOURCES,
                                         A Delaware Limited Partnership
                                         Registrant


Date: November 13, 2000                      By:     POPE MGP, Inc.
                                             Managing General Partner



Date: November 13, 2000                      By:  /s/ Allen E. Symington
                                             ----------------------------------
                                             Allen E. Symington
                                             Chairman & Chief Executive Officer



Date: November 13, 2000                      By:  /s/ Thomas M. Ringo
                                             ----------------------------------
                                             Thomas M. Ringo
                                             Sr. Vice President Finance
                                             (Principal Financial Officer)