Form 10-K405
period 2000-12-31
POPE RESOURCES LTD PARTNERSHIP
filed 2001-03-23
CIK 784011

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

  X     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

          For the fiscal year ended December 31, 2000

          Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]  For the transition period from                 to

Commission File No. 1-9035

Pope Resources, A Delaware Limited Partnership
(Exact name of registrant as specified in its charter)

Delaware	91-1313292
(IRS Employer I.D. No.)	(State of Organization)

 19245 Tenth Avenue NE , Poulsbo, WA   98370
(Address of principal executive offices Zip Code)

Registrant's telephone number, including area code: (360) 697-6626

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Depositary Receipts (Units)	Nasdaq National Market System

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
[ X ]

          Approximate aggregate market value of the non-voting equity in the form of units held by nonaffiliates of the registrant as of March 7, 2001 was $75,223,170.

Documents incorporated by reference:  See Item 14.  Exhibit Index Item IV.

PART I

Item 1.        BUSINESS

OVERVIEW

          Pope Resources, A Delaware Limited Partnership (the "Partnership"), was organized in October 1985 as a result of a spin-off by Pope & Talbot, Inc. (P&T) of certain of its assets, and two of its subsidiaries (Ludlow Water Company and Gamble Village Water & Sewer Company).  The Partnership is a successor to Pope & Talbot Development, Inc. and other P&T affiliates.  P&T acquired its first timberlands in the Puget Sound area in 1853.

          In March 1997, the Partnership’s unitholders authorized management to expand its timberland business with the Investor Portfolio Management Business (IPMB).  The IPMB has two complementary business strategies: timberland management and portfolio development. Timberland management’s goal is to provide management services to third-party owners of timberlands.  Portfolio development’s goal is to build and manage diversified portfolios of timberlands for third-party investors, sometimes acting exclusively as an investment manager, while at other times co-investing as a partner on behalf of Pope Resources. ORM, Inc. and Olympic Resource Management LLC (ORMLLC) were formed in 1997 to facilitate the IPMB activities. To date, the Partnership has developed a client base for timberland management services but has not accomplished the same for portfolio development.

          The amendment to the Limited Partnership Agreement authorizing Management to pursue the IPMB strategy limits cumulative net expenditures to $5,000,000, including debt guarantees.  As of December 31, 2000, cumulative net expenditures, incurred in pursuit of IPMB opportunities, including guarantees, totaled approximately $258,000 net of income generated. The amendment further specifies that income from the IPMB will be split using a sliding scale allocation method beginning at 80% to ORM, Inc., a subsidiary of Pope Resources and 20% to Pope MGP, Inc., the managing general partner of the Partnership.   The sliding scale allocation method will evenly divide IPMB income between ORM, Inc. and Pope MGP, Inc. once such income reaches $7,000,000 in a given fiscal year.

          During 1998, the Partnership formed ORM International, Inc. and ORM Resources Canada Ltd. to facilitate the acquisition of assets of Simons Reid Collins, a division of H.A. Simons Ltd. of Vancouver, British Columbia. These assets and employees are dedicated to two business operations: timberland management and forestry consulting.  The timberland management operation consists of managing 61,000 aces for the Hancock Timber Resource Group in British Columbia.  The forestry consulting business provides consulting services throughout Canada and in Jamaica and Argentina.  The Partnership is planning to sell the forestry consulting operation in British Columbia during 2001.

          The Partnership formed Ludlow Bay Realty, Inc. in 1993.  During 1998, the Partnership formed the following wholly owned subsidiaries: Olympic Property Group LLC, Olympic Real Estate Development LLC, and Olympic Resorts LLC.  The Partnership also changed the name of Ludlow Bay Realty, Inc. to Olympic Real Estate Management, Inc. and Ludlow Water Company to Olympic Water and Sewer, Inc.  In 1991, Pope Resources became a partner in Ludlow Associates, a Washington partnership, for the purposes of ownership of the Heron Beach Inn on Ludlow Bay. In 1998, Ludlow Associates was dissolved and Pope Resources acquired the entire ownership of the Heron Beach Inn on Ludlow Bay.  The operations in these entities consist of real estate development and commercial property operations in Port Ludlow, Washington and to a lesser extent investments in land located in Kingston Hansville, Seabeck, Gig Harbor, and Bremerton, Washington.  In January 2001, the Partnership signed an agreement to sell the residential development and commercial property assets in Port Ludlow Washington, along with the common stock of Olympic Water and Sewer, Inc.  That transaction is expected to close during the first half of 2001.

NARRATIVE DESCRIPTION OF BUSINESS

          The Partnership operates in three primary business segments: (1) Fee Timber, (2) Timberland Management and Consulting, and (3) Real Estate.  Fee Timber operations consist of the growing and harvesting of timber from the Partnership’s tree farm.  Timberland Management and Consulting encompasses providing timberland management and forestry consulting services to third-party owners of timberlands.  Real Estate consists of residential development and income-producing property operations in the resort community of Port Ludlow, Washington and, to a lesser extent, engages in activities to realize the value of investments in land by obtaining the entitlements necessary to make further development possible.  In 2001 the majority of the Real Estate segment and a portion of the Timberland Management and Consulting segment is expected to be sold.  The following describes each business segment and indentifies the specific assets expected to be disposed of in 2001.

Fee Timber

          The Fee Timber segment consists of operations surrounding management of the Partnership’s core asset, the 72,000-acre tree farm located in the Hood Canal area of Washington. Operations consist of the growing of timber to its optimal harvest age and the subsequent harvesting and marketing of timber and timber products to both domestic and Pacific Rim markets.  This segment produced 41%, 45% and 48% of the Partnership's consolidated gross revenues in 2000, 1999, and 1998, respectively.

          The dominant timber species on the Partnership’s 72,000-acre tree farm is Douglas-fir. Douglas-fir is noted for its strength, flexibility and other physical characteristics that make it generally preferable to other softwoods and hardwoods for the production of construction grade lumber and plywood. As of December 31, 2000, the tree farm's total inventory volume was estimated to be 418 million board feet (MMBF). This compares to inventory volumes of 420 MMBF and 432 MMBF as of December 31, 1999 and 1998, respectively. The 2000 inventory volume takes into account the new Forests and Fish rules that supplement Washington State’s forest practice regulations to provide for expanded riparian management zones.  The Partnership estimates that between 7% and 12% of the aforementioned volume may not be available for harvest due to Washington State forest practice regulations that provide for riparian management zones, wildlife leave trees, and other harvest restrictions.  The timber inventory volume is accounted for by the Partnership's standing timber inventory system, which utilizes periodic statistical sampling of the timber (cruising) with annual adjustments made for estimated growth and the depletion of areas harvested.

          The Hood Canal tree farm has a large number of acres with mature timber and an even larger number of acres with relatively immature trees resulting in an age class gap. The Partnership intends to fill in this gap through timberland acquisitions. Over the next five years the Partnership plans to seek out opportunities to purchase reasonably priced timberlands to fill in this age gap. In February 2001, the Partnership entered into an agreement to purchase approximately 44,500 acres of timberland in southwest Washington from Plum Creek Timberlands, L.P. (Plum Creek). The partnership expects to close on this transaction by April 2001 and will call these lands the Columbia tree farm.

          The Partnership views its tree farms as core holdings and will manage them accordingly. As such, the Partnership's annual harvest policy is to schedule harvesting to coincide with a given stand’s economic rotation age, consistent with rate-of-harvest regulations in the State Forest Practices Act. From year to year the policy allows for flexibility in response to external market conditions. For instance, when log markets are weak, annual harvest levels might be reduced whereas in strong log markets annual levels may be above the average. The Partnership's harvesting schedules are based on both inventory data and projected growth rates.  Inventory data includes species, site index, classification of soils, volume, size and age of the timber. From this information, the Partnership develops its annual and long-term harvest plans predicated on existing and anticipated economic conditions with the objective of maximizing long-term values.

           The Partnership markets timber using one of two methods. Under the first method management engages independent logging contractors to harvest the standing timber and manufacture it into logs that are then sold on the open market. Logs produced are sold both domestically and internationally.  Nearly all of our timber sold in 2000 was marketed in this fashion. One of the principal international markets served is the Pacific Rim. Logs going to this destination are generally sold to brokers who in turn sell direct to offshore destinations. Japan is by far the largest buyer of logs in the Pacific Rim market, though Korea and China are significant from time to time.

          The second method in which timber is sold is through stumpage sales where standing timber is sold to purchasers who manage the harvesting and marketing of the timber. These operations are governed by provisions of the sales contract and are closely monitored by management to facilitate sound forestry and stewardship practices and regulatory compliance. Stumpage sales are generally used in unique situations when management believes returns can be improved by selling timber immediately “on the stump” rather than waiting for the harvest to be completed and selling manufactured logs.

          There are many competitors of the Partnership, most of whom are comparable in size or larger.  Forest product suppliers compete on the basis of quality, pricing and the ability to satisfy volume demands for various types and grades of logs to respective markets.  Management believes that the location, type and grade of the Partnership’s timber will enable it to effectively compete in these markets.  However, the Partnership's products are subject to increasing competition from a variety of non-wood and engineered wood products as well as competition from foreign-produced products.

          The Partnership's timberland operations often require management activities that include reforestation, control of competing brush in young stands, and thinning of the timber to achieve optimal spacing after stands are established and fertilization. During 2000, the Partnership planted 644,000 seedlings on 1,500 acres of the Partnership’s tree farm.  This compares to 1999 and 1998 in which the Partnership planted 1,003,000 and 1,048,000 seedlings on 2,100 and 2,600 acres, respectively.  The number of acres and seedlings planted will vary from year to year based upon harvest level and timing and weather conditions that affect seedling survival. Management's policy is to stay current on its reforestation program, returning all timberlands to productive status as soon as economically feasible following harvest.

          Over the longer term, management anticipates that population and economic pressures will contribute to the development of increasing portions of its tree farm. To offset the resulting reductions in the timberland base, management is actively seeking acquisitions and trades that enhance tree farm ownership. An example of such is the aforementioned Plum Creek acquisition.

          In the operation and management of its tree farm, the Partnership is subject to federal, state, and local laws that govern land use. Management's objective is to be in compliance with such laws and regulations at all times. They anticipate that increasingly strict requirements relating to the environment, threatened and endangered species, natural resources, forestry operations, and health and safety matters, as well as increasing social concern over environmental issues, may result in additional restrictions on the timber operations of the Partnership. This will in turn result in increased costs, additional capital expenditures, and reduced operating flexibility. Although management does not consider current laws and regulations to be materially burdensome, there can be no assurance that future legislative, governmental, or judicial decisions will not adversely affect the Partnership’s operations.

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

          Fee Timber is a year-round operation of the Partnership and presently employs 9 full-time salaried employees and up to 7 part-time and seasonal personnel.

Timberland Management and Consulting

          The Timberland Management and Consulting segment’s key operation is providing timberland management services to third-party timberland owners.  As of December 31, 2000, total acres under management exceeded 500,000 acres in British Columbia, Washington, Oregon, and California. The Partnership earns revenue from management and consulting fees received from third-party timberland owners.  This segment produced 22%, 23% and 20% of the Partnership's consolidated gross revenues in 2000, 1999, and 1998, respectively.

          All of the activities of the IPMB are currently conducted within this segment. The vehicle for the IPMB is ORMLLC, which pursues third-party timberland management opportunities in North America and also seeks investors interested in developing risk-diversified portfolios of timberland. ORMLLC generates fee income directly and indirectly by providing services to large investors in acquiring, managing, and/or eventually disposing of timberland investments. Since 1998, ORMLLC has been the western region manager for the Hancock Timber Resource Group (HTRG) to manage timberlands in Washington, Oregon, and California.  As of December 31, 2000, ORMLLC managed 218,000 acres for HTRG in the Western United States and British Columbia. ORMLLC is also providing management and disposition services on approximately 365,000 acres for another client.  In addition to the IPMB activities, ORMLLC also earns revenue by providing forestry consulting services to third-party owners and managers of timberland assets.

          ORM Resources Canada Ltd. provides forestry consulting services in forest inventory, timber supply analysis, timber sale cruising and forest resource mapping to a broad range of clients in western Canada, Argentina and Jamaica. The Partnership is planning on selling the forestry consulting operations in British Columbia during 2001.

          Timberland Management and Consulting is a year-round operation of the Partnership and presently employs 101 full-time salaried employees and up to 35 part-time and seasonal personnel.

Real Estate

          The Real Estate segment produced 37%, 32%, and 32% of the Partnership's consolidated gross revenues in 2000, 1999, and 1998, respectively.  The Partnership has signed an agreement to sell its assets and operations in Port Ludlow, Washington.  This sale is expected to be completed during the first half of 2001.  The Real Estate segment consists of the following components:

Expected to be Sold During the First Half of 2001	Continuing Real Estate Operations
Port Ludlow:	Commercial/residential leases:
Residential Development	Port Gamble
27-hole Golf Course	Kingston
300-Slip Marina
37-Room Heron Beach Inn	Other land investments located in:
Leased retail/office space	Bremerton
Water and Sewer Utilities	Hansville
Seabeck
Grandridge (Port Orchard)
Gig Harbor

          Port Ludlow. Port Ludlow produced 34%, 26%, and 20% of the Partnership’s consolidated gross revenues in 2000, 1999, and 1998.  The following narrative describes assets in Port Ludlow, which are expected to be sold in the first half of 2001:

          Residential development in Port Ludlow consists of the sale of single-family homes, finished lots and undeveloped acreage. Port Ludlow is an active adult community and resort on approximately 2,000 acres of which 1,300 acres are still owned by the Partnership. Work is progressing on five remaining subdivisions in this community, ranging from permit approval to actual construction on the final 450 lots of this development.

          On December 31, 1998, the Partnership dissolved Ludlow Associates, a Washington partnership, and acquired the entire ownership interest in all of Ludlow Associates’ assets, including the Heron Beach Inn on Ludlow Bay. Prior to this event, the Partnership was a 50% joint venture partner in Ludlow Associates. The acquisition has facilitated promotion of the Inn as part of a broader destination resort at Port Ludlow. The Inn, golf course, marina, and RV park business is seasonal, with the peak season beginning in May and running through September of each year.

          In May 2000, Jefferson County adopted the Port Ludlow Development Agreement.  The development agreement is essentially a contract between the Partnership and Jefferson County that locks in Port Ludlow’s comprehensive plan designation as a Master Planned Resort, related zoning, and other development regulations for a period of 20 years.  Jefferson County’s adoption of this agreement represents the culmination of years of hard work and cooperation between management, residents and the county to plan and obtain regulatory approval for the future build-out of the Port Ludlow resort and community. This cooperative effort, known as the Port Ludlow Planning Forum was recognized with an award from the Washington State Chapter of the American Planning Association in September 2000.

          In December 2000, the Partnership signed an agreement to sell the residential development and commercial property operations in Port Ludlow, Washington.  That transaction is expected to close during the first half of 2001.

          Following the close of the transaction to sell Port Ludlow operations, the Partnership's Real Estate activities will remain closely associated with the management of its timberlands. After logging its timberlands, the Partnership has the option of reforesting the land, developing it for sale as improved property, or selling it in developed or undeveloped acreage tracts.  Management continually evaluates timberlands in terms of their best economic use, whether it means continuing to grow timber or reclassifying the property for sale or development.  As the Partnership reclassifies timber properties for sale or development, the Partnership may replace such properties with timberland purchases in more remote areas.

          Commercial and Residential Leases/Lot Sales.  Real Estate operations following the Port Ludlow transaction will include owning and managing residential and commercial properties in Port Gamble and the sale of developed lots at the Seabeck and Grandridge plats.

          Port Gamble.  As part of its July 1999 Washington State Growth Management Act (GMA) plan submission, Kitsap County designated Port Gamble as a “Rural Historic Town.”  This designation, upheld by the GMA Hearings Board, provides for substantial new commercial, industrial and residential development of the town utilizing historic land use patterns, densities and architectural character.  The Partnership also initiated a legislative amendment to the GMA, signed into law in March 2000, that provides additional clarification and opportunities for designations involving national historic townsites.  The Partnership is now in a position to evaluate potential opportunities and strategies for redevelopment of the Port Gamble townsite.

          Seabeck/Grandridge.  The Partnership sells developed lots from Seabeck located in Seabeck, Washington and Grandridge located in Port Orchard, Washington.  The Seabeck plat has 19 unsold lots at December 31, 2000.  Grandridge has 17 unsold lots at December 31, 2000.

          Other Land Investments.  The Partnership will also strive to add value to other real estate development properties located in Bremerton, Kingston, Gig Harbor and Hansville, Washington, through obtaining approved development plans.

          Bremerton.   The City of Bremerton approved the request for a planned development on the Partnership’s 270-acre property in Bremerton.  The planned development has a mix of industrial and residential uses. In July 2000, a 15-year development agreement was approved and adopted by the City of Bremerton.

          Gig Harbor.  Gig Harbor, a suburb of Tacoma, is the site of a 320-acre mixed-use development consisting of 200 acres for residential development; 120 acres for a business park; and a site for a neighborhood commercial center.  The Gig Harbor property is also included in the agreement to sell Port Ludlow; however, as a result of questions surrounding the availability of utilities, the Gig Harbor property is not expected to be included in the transaction that is expected to close in the first half of 2001.  The Partnership continues to work with officials in Gig Harbor regarding this development.  Efforts in 1999 focused on a successful public/private partnership agreement to construct an arterial road through the property which in turn connects to a nearby freeway interchange. Construction of the road began in the summer of 2000.

          Kingston and Hansville. There are two on-going projects in Kitsap County, a 720-acre residential development in Kingston and a 185-acre residential development in Hansville.  While significant progress has been made in the governmental entitlement process, final approval was delayed pending the outcome of a court case, in which the Partnership was not a party.  In 2000, the Supreme Court delivered its final decision upholding the vesting of projects to the land use regulations in place at the time of the project application.  The Partnership will now develop a plan with Kitsap County to resume processing the project applications for the two Kitsap County projects.

          Land holdings throughout Washington State are affected by the GMA, which requires counties to submit comprehensive plans that identify the future direction of growth and stipulate where population densities are to be concentrated.

          Land values in Jefferson and Kitsap counties are affected by transportation limitations between the Kitsap Peninsula and the Seattle-Tacoma corridor.  The Washington State Department of Transportation has been working for several years to add a new span to the Tacoma Narrows Bridge connecting Tacoma and Gig Harbor.  The project was proposed as a public/private partnership that would be financed through the imposition of tolls.  In November, 2000 the Washington State Supreme Court ruled that the financing scheme conflicted with a 1961 law that prevents tolls from being used to improve existing bridges.  Currently the Washington State legislature is considering a repeal to the 1961 law.

          Real Estate is a year-round operation of the Partnership and presently employs 66 full-time salaried employees and up to 122 part-time and seasonal personnel.

          The total number of employees not otherwise classified under a segment is 41 full-time salaried employees.  No employee is a member of a labor union.

Item 2.        PROPERTIES

          See the discussion of each segment under "Item 1. Business."

Item 3.        LEGAL PROCEEDINGS

          None.

Item 4.        SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of the Partnership's unitholders during the fourth quarter of 2000.

PART II

Item 5.	MARKET FOR PARTNERSHIP'S UNITS AND RELATED SECURITY HOLDER MATTERS

            The units are traded on the Nasdaq National Market System.  The Partnership's units trade under the ticker symbol "POPEZ".  The following table sets forth the 1999 – 2000 quarterly ranges of low and high prices for the Partnership's units:

	1999		2000
	High	Low	High	Low
First Quarter	$30.75	$27.88	$29.25	$17.75
Second Quarter	$35.00	$29.75	$25.00	$19.75
Third Quarter	$34.00	$31.63	$21.00	$18.13
Fourth Quarter	$33.00	$29.25	$25.50	$19.25

            As of January 31, 2001 there were approximately 696 beneficial holders and 361 registered holders of 4,528,095 outstanding units.

          During 2000, cash distributions totaled $1,811,000, consisting of quarterly distributions of 10 cents per unit.  The fourth quarter distribution of 10 cents per unit was paid on December 15, 2000.  During 1999, cash distributions totaled $1,810,000 consisting of 10 cents per unit each quarter.  All cash distributions are at the discretion of the Partnership's managing general partner, Pope MGP, Inc.  The Partnership plans to discontinue making quarterly partnership distributions during 2001.  The Partnership plans to make an annual distribution to cover the estimated flow-through tax liability incurred by unitholders as a result of owning the Partnership’s units.

Item 6.            SELECTED FINANCIAL DATA

            The financial information set forth below for each of the years ending December 31, 1996 through 2000 is derived from the Partnership's audited financial statements.  This information should be read in conjunction with the financial statements and related notes included with this report and previously filed with the Securities and Exchange Commission.   Per unit amounts reflected below have been restated for the 5 for 1 unit split completed in 1997.

	(Dollars in thousands, except per unit data)
	2000	1999	1998	1997	1996
Revenues:
Fee Timber	$20,657	$22,796	$20,404	$19,486	$21,569
Timberland Management and Consulting	11,011	11,705	8,906	-	-
Real Estate	18,989	16,352	13,642	10,623	11,444
Total Revenues	50,657	50,853	42,952	30,109	33,013
Total Income/(loss) from Operations	(5,877)	6,680	10,363	4,854	9,818
Net Income/(loss)	(6,251)	5,066	8,792	3,509	8,334
Earnings/(loss) per Unit – Diluted	(1.38)	1.11	1.94	0.78	1.84
Distribution per Unit	0.40	0.40	0.40	0.49	0.82
Total Assets	61,732	66,880	62,706	56,319	54,599
Long-term Debt	12,801	13,282	13,818	14,323	14,678
Partners’ Capital	$41,280	$49,302	$45,896	$38,911	$37,616
Acres Owned/Managed (In Thousands)	655	534	640	74	74
Fee Timber Harvested (MMBF)	37.3	42.0	38.9	33.2	31.6
Homes Sold	34	28	13	14	17
Lots Sold	14	48	39	24	39

Item 7.            MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                        FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note:  Certain information in this report constitutes forward-looking statements within the meaning of federal securities laws.  Forward-looking information, which includes forecasted business divestitures and asset purchases, is subject to risks, trends, and uncertainties that could cause actual results to differ materially from those projected.  Those uncertainties include but are not limited to changes to (a) regulations that affect the Partnership’s ability to harvest timber and develop real estate and (b) changes in economic conditions, which can have a significant effect on the price the Partnership can obtain for its timber, real estate, and other investments.

          This discussion should be read in conjunction with the Partnership's audited consolidated financial statements included with this report.

Strategic Focus

          In December 2000, the Partnership announced plans to narrow its strategic focus.  In accordance with this shift, the Partnership signed an agreement to sell its residential development and income-producing properties and operations in the resort community of Port Ludlow, Washington.  The 320-Acre property in Gig Harbor is also included in the agreement to sell Port Ludlow; however, as a result of questions regarding the availability of utilities, the Gig Harbor property is not expected to be included in the closed transaction.  This transaction is expected to close in the first half of 2001.  The Partnership is also seeking a buyer for its forestry consulting business in British Columbia and expects to sell that operation also in the first half of 2001.  Asset impairment and exits costs of $10.1 million related to these transactions were recorded in 2000. Proceeds from these sales will be reinvested in new timberland assets that are in the process of being acquired from Plum Creek.

          The Partnership will retain some operations in the Real Estate segment in 2001 but those operations will be significantly reduced from prior years.  Operations will consist primarily of adding value to Real Estate investments through obtaining zoning and other permitting necessary for future development.  Revenue in the Real Estate segment following the disposition in 2001 is expected to primarily consist of residential and commercial property rents (that will partially offset the cost of holding the property), and of revenue from the sale of land to developers or investors.  Real Estate holdings that will remain following the disposition of Port Ludlow are for the most part in Kitsap County, Washington.

          The Partnership’s focus following these disposition activities will be on ownership and management of timberlands, and consulting for owners of such properties.  In 2001, the Partnership plans to use a combination of proceeds from the sale of Port Ludlow and additional debt financing to pursue timberland acquisitions.  In February 2001, the Partnership entered into an agreement to purchase approximately 44,500 acres of timberland in southwest Washington from Plum Creek for $54.0 million. This transaction is expected to close by April 2001.  It will be referred to as the Columbia tree farm.

Asset Impairment, Environmental Remediation, and Exit Costs

          Asset impairment and exit costs are related to the following:

Port Ludlow	$9.2 million
Forestry consulting	0.5 million
Timberland management	0.1 million
Software under development	0.3 million
Total	10.1 million

          The Partnership has signed an agreement to sell Real Estate segment assets in Port Ludlow, Washington. This transaction is expected to close in the second quarter of 2001.  The forestry consulting business in British Columbia is also expected to be sold in the first half of 2001. Timberland management costs represent the cost of restructuring operations following the reduction in acres under management for HTRG.  The asset impairment on software under development represents the write-off of costs incurred to develop land management software.  Following the loss of acres under management for HTRG, development of this software was no longer economical.

          Environmental remediation charges of $2.0 million result from an estimate of environmental clean up costs in and around the townsite of Port Gamble.  The Partnership has been the owner of the Town of Port Gamble and adjacent upland areas (the "Site") since December 3, 1985.  Pope & Talbot, Inc. (P&T) formerly owned and operated the Site, including the former sawmill and related waste disposal areas.

          Based on information provided by consultants and P&T, the Partnership estimates that the cost range for cleaning up the Site to applicable State standards is $10.0 million to $13.0 million.  Although the Partnership was not responsible for creating any of these environmental conditions, the Washington Model Toxics Control Act imposes strict, joint and several liability on "potentially responsible persons" who include the current owner/operator of contaminated property.  P&T is also strictly, jointly and severally liable as the former owner/operator when the release of contaminants occurred, and the generator of the contaminants.

          The Partnership and P&T have made significant progress toward resolving the allocation of liability for Port Gamble cleanup costs.  If the current settlement negotiations are successfully concluded, Pope Resources estimates its contractual liability at approximately $1.8 million or less.

Fee Timber

          Fee Timber revenue is earned from the harvest and sale of logs from the Partnership’s 72,000-acre tree farm located in the Hood Canal area of Washington.  Revenue and operating income generated by the Fee Timber segment for each year in the three-year period ended December 31, 2000, are as follows:

Year ended	Revenues	Operating income
December 31, 2000	$20.7 million	$12.1 million
December 31, 1999	22.8 million	13.0 million
December 31, 1998	20.4 million	11.6 million

          Fee Timber revenue and operating income declined 9% and 7%, respectively, during the year ended December 31, 2000.  The decline in revenue and operating income is primarily due to a decrease in volume harvested that was partially offset by a small improvement in prices.  Both revenue and operating income increased 12% during 1999 due to an increase in volume harvested. The increase in 1999’s harvest volume resulted from the January 1999 acquisition of 500 acres and subsequent logging of a portion of the acquired tract.  The Partnership harvested the following timber over the past three years:

Year	Softwood Sawlogs		Pulp, Hardwood, and Other		Totals
	Volume MMBF	Price $/MBF	Volume MMBF	Price $/MBF	Volume MMBF	Price $/MBF
2000	28.2	$634	9.1	$283	37.3	$549
1999	32.1	$628	9.9	$255	42.0	$542
1998	28.6	$583	10.3	$268	38.9	$500

MMBF = million board feet
MBF = thousand board feet

          Log revenues from the Partnership’s timberland ownership are significantly affected by export log market conditions. Sales to the export market totaled 32%, 33%, and 29% of segment revenues for 2000, 1999, and 1998, respectively. The majority of the Partnership’s export log volume is sold to Japan.   Indirect sales to the export market totaled 9.1 MMBF, 11.1 MMBF, and 8.6 MMBF of softwood logs for 2000, 1999, and 1998, respectively. The decrease in volume sold to the export market in 2000 was consistent with the overall reduction in harvest volumes.  The average price per MBF realized for export logs sold was $731, $694, and $681 for 2000, 1999, and 1998, respectively.  Average export price realized in 2000 increased from 1999 due to an increase in the quality of logs sold to the export market in 2000. In 1999, the Partnership benefited from an improved market in Japan that resulted in an increase in export prices and the proportion of harvest volume sold to the export market.

          Domestic sawlog volumes were 19.1 MMBF, 21.0 MMBF, and 20.0 MMBF in 2000, 1999, and 1998, respectively.  The decrease in volume sold domestically is consistent with the overall decline in harvest volume in 2000.  The increase in domestic log volume in 1999 reflects increased timber harvest resulting from the Partnership’s aforementioned timberland acquisition.  Average domestic log prices per MBF were $588, $593, and $541 for 2000, 1999, and 1998, respectively. The decrease in domestic log prices in 2000 reflects the overall slowing of the domestic economy. The increase in domestic log prices in 1999 is the indirect result of improved export market conditions.  As prices improved in the export market volume was diverted from the domestic to the export market, which in turn increased domestic prices in 1999.

          Pulp, hardwood, and other (other) log volumes were 9.1 MMBF, 9.9 MMBF, and 10.3 MMBF, for 2000, 1999, and 1998, respectively.  Other log volumes were also down as a result of the decline in overall harvest volumes in 2000.  Other log volumes decreased in 1999, as the Partnership did not harvest as many lower quality timber stands that tend to generate a larger proportion of pulp logs.  Other log prices were $283, $255, and $268 per MBF for 2000, 1999, and 1998, respectively.

          The Partnership’s tree farm is located in the Hood Canal region of Washington State.  Most of the tree farm acreage owned by the Partnership is at a relatively low elevation where harvest activities are possible year-round.  As a result of this competitive advantage, the Partnership tends to harvest and sell a greater portion of the annual harvest in the first half of the year when the supply of logs tends to be lower.  Towards the end of September or October, harvest activities taper off as the Partnership reaches the planned annual harvest volume. The mild winter in late 2000 combined with a slowing U.S. economy has resulted in relatively low timber prices in the fourth quarter of 2000.  The outlook for log prices in the first half of 2001 is not positive due to the large supply of logs and lumber on the market while the U.S. economy appears to be in decline.

          The Hood Canal tree farm has a large number of acres with mature timber and an even larger number of acres with relatively immature trees resulting in an age class gap. The age class gap will have a negative impact on the inventory of trees available for harvest beginning in about ten years.  The Partnership is attempting to mitigate the effect of the age class gap through a combination of timber harvest deferral and the acquisition of timberlands with timber age classes that fill in the gap on the Hood Canal tree farm.

Timberland Management and Consulting

          Timberland Management and Consulting earns revenue by providing management and consulting services to timberland owners and investors.  The majority of this segment’s operations are derived through providing management and consulting services to two customers.

Year ended	Revenues	Operating income
December 31, 2000	$11.0 million	$0.4 million*
December 31, 1999	11.7 million	2.1 million
December 31, 1998	8.9 million	3.8 million

* Includes $0.9 million in asset impairment and exit costs.

          Revenue and operating income declined 6% and 81%, respectively, in 2000.  The decrease in revenue resulted from a decrease in acres under management for HTRG.  Operating income declined in 2000 due to $0.9 million of asset impairments and exit costs combined with a decrease in operating income earned through providing timberland management services to HTRG.  The Partnership managed over 500,000 acres for HTRG during most of 1999.  As a result of changes in HTRG’s client mix, acres under management for HTRG during most of 2000 declined to just over 200,000.  While revenue was significantly reduced by the reduction in acres under management, the effect on operating income was even greater as a result of the decline in economies of scale.

          Total acres under management for HTRG may continue to change as HTRG’s client portfolios are adjusted.  The current contracts covering management services provided in the western United States and British Columbia each run for one year beginning January 1, 2001.  As of December 31, 2000, ORMLLC (together with its Canadian subsidiary) was managing 218,000 acres of HTRG timberland in Washington, Oregon, California, and British Columbia.

          As part of its strategy to expand service offerings to third-party owners of timberlands, Management worked throughout 2000 to market its timberland management services.  In March 2000, a new contract was signed to manage an additional 365,000 acres in California, Oregon, and Washington.  In addition to timberland management services, ORMLLC is providing timberland disposition services on these properties.  Revenue from the disposition services is expected to have a positive impact on 2001 revenue and operating income.  This will be partially offset by a reduction in management contract revenue as the properties are sold.

          In 1999, Timberland Management and Consulting revenue increased 31%  while operating income declined 45%.  Both of these changes resulted from the Partnership’s acquisition of Simon Reid Collins’ timberland management and forestry consulting business in British Columbia and Alberta. The forestry consulting portion of these operations are expected to be sold in the first half of 2001.

Real Estate

          The majority of revenue and operating income generated by the Real Estate segment results from operations at the resort community of Port Ludlow, Washington.  The Partnership signed an agreement to sell the assets and operations in Port Ludlow. This transaction is expected to close during the first half of 2001.  The discussion that follows includes operations of both Port Ludlow and the portion of the Real Estate segment that will continue after the Port Ludlow sale is complete.

          Real Estate segment revenues are derived from residential development and income-producing properties.  Residential development consists of the sale of single-family homes, developed lots, and undeveloped acreage.  These activities span approximately 3,000 acres of the Partnership’s ownership and are concentrated in Port Ludlow. Income-producing properties consist of the following properties in Port Ludlow: the 37-room Heron Beach Inn on Ludlow Bay, a 300-slip saltwater marina, a 27-hole championship golf course, a commercial center, an RV park, a restaurant/lounge and related facilities, and the water and sewer utilities serving the area.

          Real Estate operations following the sale of Port Ludlow will consist of the rental of residential and commercial properties in Port Gamble and Kingston, and the sale of developed lots at the Seabeck and Grandridge plats.  Investments in land at Gig Harbor, Bremerton, Port Gamble, Kingston, and Hansville will also be included in the Real Estate segment following the Port Ludlow sale.

          Revenues and operating income/(loss) for the Real Estate segment for each year in the three-year period ending December 31, 2000, are as follows:

Year ended	Revenues	Operating income/(loss)
December 31, 2000	$19.0 million	$(10.3) million *
December 31, 1999	16.4 million	0.5 million
December 31, 1998	13.6 million	2.9 million

*  Includes $11.2 million in asset impairment, exit, and environmental remediation charges.

          Revenue generated in the Real Estate segment increased 16% in 2000 as a result of an increase in homes sold at the resort community of Port Ludlow.  The majority of the 21% increase in Real Estate segment revenues in 1999 was the result of the Partnership’s purchase of the remaining interest in the Heron Beach Inn in December of 1998, which resulted in the Partnership consolidating the Inn’s revenues and expenses.  Operating income declined $10.8 million as a result of $11.2 million in asset impairment, exit, and environmental remediation charges.  Excluding those charges, operating income increased  $0.4 million in 2000 reflecting improved operating results at the income producing properties in Port Ludlow.  Operating income in 1999 declined due to a decrease in undeveloped land sales from 1998.

          In 2000, Port Ludlow generated revenue of $10.9 million through the sale of six developed lots and 34 homes.  This compared to 1999 revenue of  $7.2 million through the sale of six lots and 28 homes and 1998 revenue of $4.6 million through the sale of 13 lots and 21 homes.

          Prospective home and lot buyers often pay an earnest money deposit in anticipation of completing the eventual purchase.  The Partnership does not record a sale when earnest money deposits are received, but does track the sales backlog which represents total sales dollars expected to be recorded once these properties are sold.  Port Ludlow’s residential development backlog of sales was approximately $4.9 million as of December 31, 2000.  This compares to sales backlogs of $4.6 million and $0.9 million as of December 31, 1999 and 1998, respectively.

          Income-producing properties’ revenue increased 8% from 1999 as a result of more residents moving into the area and improved marketing cooperation between the Heron Beach Inn, golf course, and marina.  Income-producing property revenue in 1999 increased 40% to $7.0 million due to the Partnership’s purchase of the remaining interest in the 37-room Heron Beach Inn on Ludlow Bay in December of 1998.  Prior to 1998 the Partnership participated in a joint venture that owned and operated the Inn.  As a joint venture partner, only the Partnership’s share of profit from the joint venture was included in non-operating income/loss.  On December 31, 1998, the joint venture was dissolved and the Partnership acquired the entire interest in the Inn, and has subsequently included the Inn’s revenues and expenses in operating income during 2000 and 1999.

          Revenue and operating loss for the Real Estate segment excluding Port Ludlow for each year during the three-year period ending December 31, 2000 are as follows:

Year ended	Revenues	Operating income/(loss)
December 31, 2000	$1.8 million	$(2.0) million*
December 31, 1999	3.3 million	0.5 million
December 31, 1998	5.0 million	2.9 million

*  Includes $2.0 million in environmental remediation charges

          The decline in Real Estate segment revenue (exclusive of Port Ludlow) from 1998 and 1999 to 2000 is due to a reduction in sales of undeveloped acreage.   Other sources of revenue and operating income including Port Gamble and developed lot sales at Seabeck have not fluctuated significantly.  The $2.0 million environmental remediation charge in 2000 is due to environmental contamination in and around the townsite of Port Gamble.

Selling General and Administrative (SG&A)

          SG&A decreased $0.7 million in 2000.  The decrease is due to cost saving measures taken in the last half of 2000 following the decline in acres under management for HTRG.  SG&A expenses are expected to continue to decline in 2001 with the divestiture of real estate operations in Port Ludlow and forestry consulting in British Columbia.  SG&A increased $1.0 million in 1999 due to the additional administrative infrastructure necessary following the acquisition of the Heron Beach Inn and forestry consulting business in British Columbia.

Other Income/Expense

          Interest income increased in 2000 as a result of an increase in cash and short-term investments.  The decrease in interest income in 1999 is the result of a decline in the average balance of cash and short-term investments following the Partnership’s acquisition and debt retirement of the Heron Beach Inn in December 1998.

          The provision for income taxes and minority interest decreased in 2000 due primarily to the loss of operating income as a result of the decline in acres under management for HTRG.

Liquidity and Capital Resources

          Funds generated internally through operations and externally through financing will provide the required resources for the Partnership's plans to increase timberland acres owned and other capital expenditures.  Management intends to increase the Partnership’s debt-to-total capitalization ratio to participate in investments in timberland, if the investments meet the Partnership’s requirements of return and provide a good fit with the Partnership’s portfolio of properties.

          In 2001, the Partnership plans to use a combination of proceeds from the sale of Port Ludlow and additional debt financing to pursue timberland acquisitions. In February 2001 the Partnership entered into an agreement to purchase approximately 44,500 acres of timberland in southwest Washington from Plum Creek. The Partnership expects to close on this transaction by April 2001. Management considers its capital resources to be adequate for its current plans.  At December 31, 2000, the Partnership had available an unused $20 million bank loan commitment.

          Management has discretion to increase or decrease the level of logs cut and thereby may increase or decrease net income and cash flow, assuming log prices and demand remain stable.  Management's current plan is to harvest approximately 27 million board feet of softwood timber from the Hood Canal Tree Farm in 2001. Since harvest plans are based on demand and pricing, actual harvesting may vary subject to management's ongoing review.

          For the year ended December 31, 2000, cash provided by operating activities was $10.0 million and overall cash and cash equivalents increased $5.0 million.  Cash provided by operating activities in 2000 was used for cash payments to unitholders of $1.8 million, capital expenditures of $2.9 million, and repayment of long-term debt of $0.4 million.

          In 1999, cash provided by operating activities was $8.3 million and overall cash and cash equivalents increased $2.3 million.  Cash provided by operating activities in 1999 was used for cash payments to unitholders of $1.8 million, capital expenditures of $3.8 million, and repayment of long-term debt of $0.5 million.  Capital expenditures in 1999 included $1.3 million for the acquisition of 500 acres of timberland.

          The Partnership plans to discontinue making quarterly partnership distributions during 2001.  The Partnership plans to make an annual distribution to cover the estimated flow-through tax liability incurred by unitholders as a result of owning the Partnership’s units.

Commitments and Contingencies

          The Partnership’s commitments consist of performance bonds, letters of credit, and operating leases entered into in the normal course of business.  As described above, the Partnership recorded a $1.8 million contingent liability in 2000 for environmental remediation in and around the Port Gamble townsite.  The Partnership may from time to time be a defendant in lawsuits arising in the ordinary course of business.  Management believes that loss to the Partnership, if any, will not have a material adverse effect to the Partnership’s financial condition or results of operations.

Financial Information About Segments

          Segment financial information is presented in Note 12 to the Partnership's Financial Statements included with this report.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          As of December 31, 2000, the Partnership had $13.1 million of fixed rate debt outstanding with a fair value of approximately $14.8 million. Since the debt bears interest at a fixed rate, the fair value of the debt is affected by changes in market interest rates.  The following table presents principal cash payments (in thousands) for the fixed rate debt outstanding at December 31, 2000:

Long-term debt including current portion	2001	2002	2003	2004	2005	Thereafter	Interest Rate
Mortgage-Principal payments	405	446	491	541	595	10,452	9.65%
Local Improvement District-Principal Payments	36	36	36	36	8	45	6.5% to 8%

Item 8.        FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

POPE RESOURCES

 A DELAWARE LIMITED PARTNERSHIP

YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

Independent Auditors' Report

To the Board of Directors and Unitholders
Pope Resources, A Delaware Limited Partnership
Poulsbo, Washington

We have audited the accompanying consolidated balance sheets of Pope Resources, A Delaware Limited Partnership and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, partners’ capital and cash flows for each of the three years in the period ended December 31, 2000.  Our audits also included the financial statement schedule listed in the index at Item 14 (a)(2).  These financial statements and financial statement schedule are the responsibility of the Partnership's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pope Resources, A Delaware Limited Partnership and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Seattle, Washington
February 27, 2001

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2000 AND 1999

ASSETS
(Thousands)	2000	1999
Current assets:
Cash and cash equivalents	$9,882	$4,922
Accounts receivable	1,933	1,583
Work in progress	1,504	12,033
Current portion of contracts receivable	490	587
Prepaid expenses and other	555	550
Assets held for sale (Notes 2 & 3)	18,790	-
Total current assets	33,154	19,675
Properties and equipment:
Land and land improvements	9,899	15,611
Roads and timber, net of accumulated depletion of $11,025 and $10,024	12,394	12,391
Buildings and equipment, net of accumulated depreciation of $6,841 and $14,358	3,847	15,921
	26,140	43,923
Other assets:
Contracts receivable (net of current portion)	1,167	1,733
Unallocated amenities and project costs	-	1,356
Other	396	193
	1,563	3,282
Total assets	$60,857	$66,880
LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities:
Accounts payable	$761	$1,084
Accrued liabilities	2,449	2,011
Environmental remediation	1,870	-
Current portion of long-term debt	442	406
Minority interest	128	366
Deposits	446	88
Total current liabilities	6,096	3,955
Long-term debt	12,801	13,282
Deferred profit	680	341
Commitments and contingencies (Notes 4 and 10)
Partners' capital (units outstanding: 4,528 and 4,528)	41,280	49,302
Total liabilities and partners' capital	$60,857	$66,880

 See notes to consolidated financial statements.

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

(Thousands, except per unit information)	2000	1999	1998
Revenues:
Fee timber	$20,657	$22,796	$20,404
Timberland management and consulting	11,011	11,705	8,906
Real estate	18,989	16,352	13,642
Total revenues	50,657	50,853	42,952
Costs and expenses:
Fee Timber:
Cost of sales	(6,784)	(7,566)	(6,842)
Operating expenses	(1,730)	(2,207)	(2,001)
	(8,514)	(9,773)	(8,843)
Timberland management and consulting:
Operating expenses	(9,639)	(9,643)	(5,087)
Impairment and exit costs	(940)	-	-
	(10,579)	(9,643)	(5,087)
Real estate:
Cost of sales	(10,186)	(8,233)	(5,287)
Operating expenses	(7,901)	(7,591)	(5,422)
Impairment and exit costs	(9,205)	-	-
Environmental remediation	(1,956)	-	-
	(29,248)	(15,824)	(10,709)
Selling, general, and administrative	(8,193)	(8,933)	(7,950)
Income/(loss) from operations	(5,877)	6,680	10,363
Other income (expense):
Interest expense	(1,273)	(1,298)	(1,406)
Interest income	573	259	618
Equity in losses of joint venture	-	-	(217)
Total other expense	(700)	(1,039)	(1,005)
Income/(loss) before income taxes and minority interest	(6,577)	5,641	9,358
Income tax benefit/(provision)	326	(259)	(310)
Income/(loss) before minority interest	(6,251)	5,382	9,048
Minority interest	-	(316)	(256)
Net income/(loss)	$(6,251)	$5,066	$8,792
Earnings/(loss) per unit:
Basic	$(1.38)	$1.12	$1.95
Diluted	$(1.38)	$1.11	$1.94

See notes to consolidated financial statements.

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

	General	Limited
(Thousands)	Partners	Partners	Total
January 1, 1998	$539	$38,372	$38,911
Net Income	117	8,675	8,792
Distributions	(24)	(1,783)	(1,807)
December 31, 1998	$632	$45,264	$45,896
Net Income	67	4,999	5,066
Translation loss	(1)	(37)	(38)
Comprehensive income	66	4,962	5,028
Issuance of Partnership units		188	188
Distributions	(24)	(1,786)	(1,810)
December 31, 1999	$674	$48,628	$49,302
Net loss	(83)	(6,168)	(6,251)
Translation gain	-	13	13
Comprehensive income	(83)	(6,155)	(6,238)
Equity based compensation		27	27
Distributions	(24)	(1,787)	(1,811)
December 31, 2000	$567	$40,713	$41,280

Weighted average units outstanding :	12/31/2000	12/31/1999	12/31/1998
Basic	4,528	4,523	4,519
Diluted	4,528	4,548	4,534

See notes to consolidated financial statements.

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

(Thousands)	2000	1999	1998
Cash flows from operating activities:
Cash received from customers	$51,026	$50,055	$41,294
Cash paid to suppliers and employees	(40,515)	(40,006)	(30,693)
Interest received	585	234	609
Interest paid, net of amounts capitalized	(1,200)	(1,394)	(1,663)
Income taxes paid	77	(542)	(395)
Net cash provided by operating activities	9,973	8,347	9,152
Cash flows from investing activities:
Capital expenditures	(2,858)	(3,764)	(2,496)
Proceeds from sale of fixed assets	319	-	-
Business combinations	-	-	(2,476)
Joint venture investment	-	-	(610)
Net cash used for investing activities	(2,539)	(3,764)	(5,582)
Cash flows from financing activities:
Cash distributions to unitholders	(1,811)	(1,810)	(2,260)
Repayment of long-term debt	(424)	(497)	(2,594)
Issuance of Partnership units	-	188	-
Minority interest distribution	(239)	(208)	-
Net cash used for financing activities	(2,474)	(2,327)	(4,854)
Net increase (decrease) in cash and cash equivalents	4,960	2,256	(1,284)
Cash and cash equivalents:
Beginning of year	4,922	2,666	3,950
End of year	$9,882	$4,922	$2,666
Reconciliation of net income to net cash
provided by operating activities:
Net (loss)/income	$(6,251)	$5,066	$8,792
Land sold through tax-deferred exchange	-	-	(2,677)
Cost of land and timber sold	31	1,200	946
Minority interest	-	316	256
Land resale expenditures	-	(7)	(66)
Depreciation and depletion	2,899	2,686	2,053
Unit option compensation	27
Loss on equity in joint venture	-	-	217
Deferred profit	340	(147)	(48)
Asset impairment	5,651	-	-
Increase (decrease) in cash from changes in
operating accounts:
Accounts receivable	(351)	(944)	41
Work in progress	4,012	(834)	(1,353)
Contracts receivable	663	71	919
Accounts payable and accrued liabilities	2,861	1,007	280
Other long-term liabilities	(21)	(20)	(118)
Deposits	358	16	(8)
Loan fees and other	(203)	10	(82)
Other, net	(43)	(73)	-
Net cash provided by operating activities	$9,973	$8,347	$9,152

See notes to consolidated financial statements.

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(DOLLARS IN THOUSANDS EXCEPT PER UNIT AMOUNTS)

YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Nature of operations:

Pope Resources, A Delaware Limited Partnership (the "Partnership"), is a publicly traded limited partnership engaged principally in managing timber resources on its own properties as well as those owned by others, and real estate development activities in the northwest region of the United States.  The managing general partner is Pope MGP, Inc.  Operating activities are classified into three segments: Fee Timber, Timberland Management and Consulting and Real Estate.  Fee Timber represents the growing and harvesting of trees from owned properties.  Timberland Management and Consulting represents management and consulting services provided to third party owners of timberlands.   Real Estate includes the sale of single-family homes, finished lots and undeveloped acreage, and various commercial property operations.

     Principles of consolidation:

The consolidated financial statements include the accounts of the Partnership and its subsidiaries. Significant intercompany balances and transactions have been eliminated in consolidation.

      Minority interest:

Minority interest represents Pope MGP, Inc.’s interest in the Investor Portfolio Management Business (see Note 11) and has been classified as a current liability as the minority interest’s share in income is generally distributed on an annual basis.

     Use of estimates in financial statements:

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

     Contracts receivable:

The Partnership sells land parcels under contracts requiring a minimum cash down payment of 20% and having financing terms of up to eight years at interest rates of 10%.  The Partnership reduces credit risk on contracts through collateral on the underlying land and down payment requirements.

Principal payments on contracts receivable for the next five years are due as follows:

2001	490
2002	160
2003	69
2004	43
2005	43

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

When facts and circumstances indicate the carrying value of properties may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the property to the projected future cash flows.  Upon indication that the carrying value of such assets may not be recoverable, the Partnership would recognize an impairment loss by a charge against current operations (See Note 2).

      Revenue recognition:

Revenue on timber sales is recorded when title and risk of loss passes to the buyer. Revenue on real estate sales is recorded on the date the sale closes. The Partnership uses the installment method of accounting for real estate sales transactions until 20% to 25% of the contract sales value has been collected, at which time the full accrual method of accounting is used.  Management fees and consulting service revenues are accrued as the services are provided.  Accounts receivable includes earned but unbilled services of $376 and $896 at December 31, 2000 and 1999, respectively.

      Income (loss) per partnership unit:

Basic income (loss) per partnership unit is computed using the weighted average number of units outstanding during each year. Diluted income (loss) per unit is calculated using the weighted average units outstanding during the year, plus the dilutive impact of unit options outstanding.

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

      New Accounting Standards:

Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Partnership will adopt SFAS 133 effective January 1, 2001. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position, results of operations, or cash flows of the Partnership.

In December 1999, Staff Accounting Bulletin (SAB) No. 101, Revenue Recognition in Financial Statements was issued. SAB No. 101 summarizes the SEC's views in applying accounting standards generally accepted in the United States of America to revenue recognition in financial statements.  The adoption of SAB No. 101 in 1999 did not have a material impact on the Partnership's financial statements.

      Reclassifications:

Certain reclassifications have been made to the prior years' financial statements to conform with the current year's presentation.

2.   ASSET IMPAIRMENT

In the fourth quarter of 2000 the Partnership recorded asset impairment charges and exit costs as part of management’s plan to focus on owning and managing timberlands and divesting of a certain portion of its real estate and forestry consulting operations.  As a result of this initiative, results of operations in 2000 include charges for estimated asset impairment and exit costs.

The Partnership signed a sales agreement to sell the Partnership’s real estate assets in Port Ludlow during 2000.  Those assets and operations consist of a golf course, marina, 37-room inn, water and sewer services, commercial properties and homes and lots for retail sale. The agreement provides for cash proceeds of approximately $20 million and is expected to close in the second quarter of 2001.  As a result, management recorded asset impairment and exit costs of $9.2 million.

Operations at Port Ludlow produced revenues of $17,211, $13,092 and $8,603, and net operating loss of $8,325, $17 and $25 during the years ended December 31, 2000, 1999 and 1998, respectively.

The Partnership recognized additional asset impairment and exit costs of $940 which represent the expected loss incurred on the sale of forestry consulting operations in British Columbia and the cost of reorganizing timberland management operations.

Management anticipates completing the disposition of the forestry consulting operations by the end of 2001.

3.   ASSETS HELD FOR SALE

Assets held for sale represent assets that the Partnership expects to sell during 2001 in connection with the disposition of Real Estate operations at Port Ludlow and forestry consulting in British Columbia.  Assets held for sale consist of the following:

Work in progress	$7,279
Fixed assets	7,477
Land	2,979
Unallocated amenities	1,055
Total	$18,790

4.   BUSINESS COMBINATIONS

In December of 1998 the Partnership acquired assets comprising the forestry consulting and timberland management business of H.A. Simons Ltd. This acquisition was structured primarily as an “earnout,” where the Partnership is required to make contingent payments over five years provided the acquired operation meets or exceeds specified profitability levels from business outside of the United States.  The Partnership was not required to make a payment on the earnout agreement based on results of operations in 1999 or 2000.

The assets acquired have been used to provide forestry consulting services in Canada, Jamaica and Argentina and manage 60,000 acres of timberland in British Columbia.  The Partnership intends to sell the forestry consulting business in the first half of 2001 but retain the timberland management business.

In December 1998 the Partnership acquired the remaining 50% interest in a joint venture that the Partnership participated in to own and operate the 37-room Heron Beach Inn on Ludlow Bay in western Washington, which is part of operations for the Real Estate segment in 1999 and 2000. As a result of this acquisition the Partnership owns 100% of the Inn and the Inn’s operations have been included in the consolidated financial statements for 1999. Prior to the acquisition, the Partnership owned 50% of the joint venture and losses from the joint venture were recorded on the equity method. The purchase price and the Partnership’s basis in the dissolved joint venture were allocated to assets and liabilities acquired.

5.   INCOME TAXES

The Partnership is not subject to income taxes. Instead, partners are taxed on their share of the Partnership's taxable income, whether or not cash distributions are paid.  The provision (benefit) for income taxes relating to taxable subsidiaries of the Partnership consists of the following:

	2000	1999	1998
Current	$(298)	$263	$278
Deferred	(28)	(4)	32
Total	$(326)	$259	$310

The following schedule reconciles net income/(loss) reported for financial statement purposes to consolidated taxable income:

	2000	1999	1998
Net income/(loss) per financial statements	$(6,251)	$5,066	$8,792
Undistributed subsidiary corporation (income)/loss	2,217	371	(1,226)
Difference in reporting depreciation and depletion	(106)	(40)	(326)
Cost basis of land, timber and homes sold	155	139	316
Deferred profit on real property sold	61	224	(177)
Asset impairment and environmental accrual	10,066	-	-
Deferred gain from land exchange		-	(2,771)
Other	107	108
Taxable income	$6,249	$5,868	$4,608

6.   LONG-TERM DEBT

Long-term debt at December 31 consists of:
	2000	1999
Mortgage note payable to an insurance company, with interest at 9.65%, collateralized by timberlands, with a minimum monthly payment of $136 and maturing May 2022	$12,930	$13,298
Local improvement district assessments, with interest ranging from 6.5% to 8%, due through 2009	197	253
Other	116	137
	13,243	13,688
Less current portion	(442)	(406)
Total long-term debt	$12,801	$13,282

The Partnership has a $20 million revolving term loan agreement.  There was no balance outstanding on the agreement as of December 31, 2000 and 1999.  The agreement expires on June 30, 2002.

The Partnership debt agreements contain certain financial statement ratio covenants and have tangible net worth requirements. The minimum net worth requirements for the bank and the insurance company notes were $25,388 as of December 31, 2000. The net worth requirements increase each year by a percentage of the current year's net income. The mortgage note payable also includes debt repayment provisions in the event that timber harvests exceed specified levels. The Partnership was in compliance or obtained a waiver from the lender for these covenants as of December 31, 2000.

          Principal payments on long-term debt for the next five years are due as follows:

2001	442
2002	482
2003	527
2004	577
2005	603

7.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The Partnership's financial instruments include cash and cash equivalents, accounts receivable, contracts receivable, and variable rate debt, for which the carrying amount of each approximates fair value. The fair value of contracts receivable was determined based on current yields for similar contracts. The fair value of fixed rate debt having a carrying value of $13,127 and $13,551 has been estimated based on current interest rates for similar financial instruments and totals $14,845 and $14,113 as of December 31, 2000 and 1999, respectively.

8.   UNIT OPTION PLAN

The Partnership’s 1997 Unit Option Plan authorized the granting of nonqualified unit options to employees, officers, and directors of the Partnership.  A total of 300,000 units have been reserved for issuance under the plan.  Unit options are granted at prices not less than the fair value of the limited partnership units on the date of the grant.  The options generally become exercisable annually over a four-year period and have a maximum term of ten years.  Unit options vested were 60,618 and 28,250 at December 31, 2000 and 1999, respectively.  Unit options outstanding were as follows:

	Number of units (in thousands)	Weighted average strike price
Balance, January 1, 1997	-	-
Granted	42.5	20.0
Exercised	-	-
Balance, December 31, 1997	42.5	20.0
Granted	50.0	26.5
Exercised	-	-
Balance, December 31,1998	92.5	23.5
Granted	57.5	27.9
Exercised	(8.6)	21.8
Balance, December 31,1999	141.4	25.4
Granted	120.7	22.3
Exercised	-	-
Expired	(77.1)	25.3
Balance, December 31,2000	185.0	23.4

The Partnership accounts for unit-based compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees.  Accordingly, compensation cost for unit options is measured as the excess, if any, of the fair value of the Partnership’s units at the date of grant over the amount an employee must pay to acquire the unit.  During 2000, $27 in compensation expense was recognized for the issuance of 5,206 unit options to a member of the board of directors for interim oversight services.

Unit options granted have an exercise price not less than the fair value of the Partnership’s unit price on the date of the grant.  Had compensation expense for unit option grants been recognized based on the fair value at the grant date consistent with the method described in SFAS No. 123,Accounting for Stock-Based Compensation, the Partnership’s net income would have been adjusted to the pro forma amounts indicated below:
	2000	1999	1998
Net income/(loss) as reported	$(6,251)	$5,066	$8,792
Pro forma net income/(loss)
under SFAS No. 123	(6,479)	4,819	8,656

The fair value of options was calculated using the Black-Scholes option-pricing model, with the following assumptions:
	2000	1999	1998
Expected life	5 years	5 years	5 years
Risk-free interest rate	5.9%	6.0%	5.0%
Dividend yield	2.1%	1.4%	1.5%
Volatility	.49	.49	.49

9.   Employee benefits

Employees with six months of service are eligible to receive benefits under a defined contribution plan.  In the first half of 2000, the Partnership made a voluntary contribution of 3% of eligible employee compensation.  In the last half of 2000 the Partnership matched 50% of the employees’ contribution up to 8% of compensation.  The Partnership was required to contribute 3% of eligible employee compensation into the plan during 1999 and 1998.

The Partnership contributed the following amounts to the plan: $190, $308, and $230 for December 31, 2000, 1999, and 1998, respectively.

10. Commitments and Contingencies

Environmental remediation: As of December 31, 2000, the Partnership has recorded an accrual of $1,870 for estimated environmental remediation costs in and around the townsite of Port Gamble.  Port Gamble is a historical town that was built and operated by Pope & Talbot, Inc. (P&T), a related party, until 1985 when the townsite and other assets were spun off into the Partnership.  P&T leased the mill site at Port Gamble through 1995.  The liability recorded represents management’s estimate of the Partnership’s share of the remediation costs.

Based on information provided by consultants and P&T, the Partnership estimates that the cost range for cleaning up the Port Gamble townsite and surrounding area to applicable State standards is $10.0 million to $13.0 million. The Partnership and P&T have made significant progress toward resolving the allocation of liability for Port Gamble cleanup costs.  The environmental remediation liability at year-end is based upon an estimate of the Partnership’s portion of the clean up costs based upon those negotiations, and represents the low end of an estimated range of $1,870 to $3,000.

Performance bonds and letters of credit:  In the ordinary course of business, and as part of the entitlement and development process, the Partnership is required to provide performance bonds and letters of credit to ensure completion of certain public facilities. The Partnership had performance bonds and letters of credit totaling $458 and $610 outstanding at December 31, 2000 and 1999, respectively.

Operating leases: The Partnership has non-cancelable operating leases for office and computer equipment.  The lease terms are from 12 to 36 months.  Rent expense under the operating leases totaled $563, $558, and $421 for the years ending December 31, 2000, 1999, and 1998, respectively.

Future minimum rental payments required under non-cancelable operating leases are as follows:
Year	Amount
2001	558
2002	140
2003	79
2004	41
2005	4

Contingencies:  The Partnership may from time to time be a defendant in various lawsuits arising in the ordinary course of business.  Management believes that loss to the Partnership, if any, will not have a material adverse effect to the Partnership’s financial condition or results of operations.

11. Related party transactions and minority interest

Pope MGP, Inc., is the managing general partner of the Partnership and receives an annual fee of $150.

The minority interest represents Pope MGP, Inc.’s interest in the IPMB. The amendment to the Limited Partnership Agreement authorizing management to pursue the IPMB specifies that net income from the IPMB will be split using a sliding scale allocation method, commencing with 80% to ORM, Inc., a subsidiary of Pope Resources, and 20% to Pope MGP, Inc.   The sliding scale allocation method will allocate income evenly between ORM, Inc. and Pope MGP, Inc. once net income from the IPMB reaches $7,000 in a fiscal year.  The aforementioned amendment authorizing pursuit of the IPMB limits cumulative net expenditures to $5,000, including debt guarantees. The Partnership has incurred approximately $258 of net expenditures and debt guarantees through December 31, 2000.

A director of Pope MGP, Inc., is also a director of Pope & Talbot, Inc. (P&T).  In 2000, 1999, and 1998, the Partnership received lease payments of $75 from P&T for lease of a log sorting and storage site at Port Gamble, Washington.

The Partnership holds a promissory note from the retired president and CEO of the Partnership with a balance of $271 at December 31, 2000, 1999 and 1998.  The note bears interest at 6.48% and was cancelled in January 2001 in consideration for a Port Ludlow residence.

The Partnership contracted with a relative of the retired President and CEO to locate opportunities to expand the IPMB business. The Partnership paid $62, $120, and $121 to the individual during 2000, 1999, and 1998, respectively.

12. Segment and major customer information

The Partnership's operations are classified into three segments: Fee Timber, Timberland Management and Consulting, and Real Estate. The Fee Timber segment consists of the harvest and sale of timber from the Partnership’s 72,000 acre tree farm in the Hood Canal area of Washington State.  The Timberland Management and Consulting segment manages over 500,000 acres of timberland properties for third parties and provides timberland consulting services throughout Canada and the Western United States.  Timberlands under management are in Washington, Oregon, California and British Columbia. Major customers include two customers with 10% and 9%; 17% and 11%; and 21% and 9% of total revenues for 2000, 1999, and 1998, respectively.

The Real Estate segment builds and sells homes and lots and manages several commercial properties including a marina, golf course, sewer and water facilities and other commercial properties. All of the Partnership’s real estate development activities are in Washington State.

Prior to 2000 the Partnership combined the timberland management and consulting segment with fee timber.  As a result of the Partnership’s change in strategic focus during 2000 the Partnership now has three segments and has restated segments for all years presented.  Identifiable assets are those used exclusively in the operations of each industry segment or those allocated when used jointly. The Partnership does not allocate cash, accounts receivable, certain prepaid expenses or the Partnership's administrative office for purposes of evaluating segment performance. Details of the Partnership's operations by business segment for the years ended December 31 were as follows:

	2000	1999	1998
Revenues:
Fee timber	$20,657	$22,796	$20,404
Timberland management and consulting	11,011	11,705	8,906
Real estate	18,989	16,352	13,642
Total	50,657	50,853	42,952
Operating income/(loss):
Fee timber	12,113	13,020	11,560
Timberland management and consulting	152	1,877	3,224
Real estate	(10,888)	(95)	2,527
Other	(7,254)	(8,122)	(6,948)
Total	(5,877)	6,680	10,363
Depreciation and Depletion:
Fee timber	1,044	1,188	825
Timberland management and consulting	208	213	37
Real Estate	1,110	799	731
Other	537	483	460
Total	2,899	2,683	2,053

Identifiable Assets:
Fee timber	19,653	18,567	16,196
Timberland management and consulting	708	1,226	780
Real estate	30,813	36,862	36,461
Other	10,558	10,225	9,269
Total	61,732	66,880	62,706
Capital and land expenditures:
Fee timber	1,047	2,664	782
Timberland management and consulting	193	255	532
Real estate	1,440	424	5,613
Other	178	421	697
Total	2,858	3,764	7,624

Revenues by product line for the years ending December 31, 2000, 1999, and 1998 are as follows:

	2000	1999	1998
Sales of forest products:
Domestic	$9,417	$15,108	$14,547
Export, indirect	6,182	7,688	5,857
Sales of homes, lots, and undeveloped acreage	11,249	9,254	8,631
Fees for service:
Domestic	20,472	16,495	13,917
Foreign	3,337	2,308	-
Total Revenue	$50,657	$50,853	$42,952

12. Quarterly financial information (unaudited)

	Revenues	Income/(loss) from Operations	Net Income/(loss)	Net Income/(loss) per Partnership unit diluted
2000
First quarter	$13,449	$2,476	$2,367	$0.52
Second quarter	14,096	1,795	1,457	0.32
Third quarter	12,119	1,115	871	0.19
Fourth quarter	10,993	(11,263)	(10,946)	(2.41)
1999
First quarter	$12,566	$2,994	$2,567	$0.57
Second quarter	14,228	2,904	2,488	0.55
Third quarter	14,349	2,321	2,089	0.46
Fourth quarter	9,710	(1,539)	(2,078)	(0.47)
1998
First quarter	$9,948	$2,791	$2,337	$0.52
Second quarter	14,313	5,011	4,547	1.01
Third quarter	12,574	3,395	2,941	0.65
Fourth quarter	6,117	(834)	(1,033)	(0.24)

Item 9.         CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

            None.

PART III

Item 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

            The Managing General Partner of the Partnership is Pope MGP, Inc. (the “General Partner”) Its address is the same as the address of the principal offices of the Partnership.  Pope MGP, Inc. receives $150,000 per year for acting as managing general partner of the Partnership.

            The Partnership has no directors. The following table identifies the officers and directors of the General Partner as of December 31, 2000. Officers of the General Partner hold identical offices with the Partnership.

Name	Age	Position and Background
Allen E. Symington (1) (2)	61	Chairman and CEO from September 2000 to present. Private investor and consultant from January 1999 to September 2000. President, COO, and CFO U.S. Timberlands from January 1998 to January 1999. VP Finance, Simpson Investment Company from July 1996 to January 1998. VP, Investments and Treasurer, Simpson Investment Company from January 1995 to July 1996. VP, Investments, Simpson Investment Company from December 1987 to December 1994.
Thomas R. Gilkey (1)	54	Vice President Timberlands from December 2000 to January 2001. Senior Vice President Timberlands from November 1998 to December 2000. Senior Vice President Timberland and Acquisitions from January 1997 to October 1998 of Pope MGP, Inc. Private consultant from January 1994 to December 1996. Executive Vice President, The Campbell Group 1987 to 1994. Timberland Division Manager of Crown Zellerbach 1974 to 1987.
Charles Goodbrand (1)	50	Vice President and General Manager of ORM Resources Canada Ltd. from January 2001 to present. Senior Vice President and General Manager of ORM Resources Canada Ltd. from January 1999 to December 2000. Vice President and General Manager, Simons Reid Collins from 1996 to December 1998.
Thomas A. Griffin (1)	43	Vice President Income Properties since June 1996. Treasurer and Controller from November 1991 to June 1996. Controller from March 1989 to October 1991. Assistant Controller May 1988 to February 1989 of Pope MGP, Inc. and the Partnership. Property Manager of Wood Associates, January 1986 to April 1988. Controller of Vestar, January 1984 to January 1986.

Gregory M. McCarry (1)	51	Vice President Real Estate since January 2001. Senior Vice President Real Estate from June 1996 to December 2000. Vice President Development from November 1987 to June 1996 of Pope MGP, Inc. and the Partnership. Owner of Pace Builders, 1986 to November 1987. Treasurer of Security Resources, Inc., from 1983 to 1986.
Douglas E. Norberg (3), (4)	60	Director; President, Wright Runstad & Company, 1975 to his retirement in 1999.
David L. Nunes (1)	39	President and Chief Operating Officer since September 2000. Senior Vice President Acquisitions & Portfolio Development from November 1998 to August 2000. Vice President Portfolio Development from December 1997 to October 1998. Director of Portfolio Development from April 1997 to December 1997 of Pope MGP, Inc. and the Partnership. Strategic Planning Director of Weyerhaeuser Company from April 1997 to June 1988.
Peter T. Pope (3), (4)	66	Director; Chairman of the Board of Pope & Talbot, Inc., 1971 to 1999. Mr. Pope retired as CEO of Pope & Talbot in 1999.
Thomas M. Ringo (1)	47	Vice President & CFO since December 2000. Senior Vice President Finance and Client Relations from June 1996 to December 2000. Vice President Finance from November 1991 to June 1996. Treasurer from March 1989 through October 1991 of Pope MGP, Inc. and the Partnership. Tax Manager of Westin Hotel Company, 1985 to March 1989. Tax Consultant for Price Waterhouse, 1981 to 1985.
Joseph 0. Tobin II (3), (4)	47	Director; private investor.
Marco F. Vitulli (2), (4)	66	Director; President, Vitulli Ventures Ltd., 1980 to present.

(1)      Term as an officer expires December 31, 2001.

(2)      Term as a director expires December 31, 2001.

(3)      Term as a director expires December 31, 2002.

(4)      Member of the Board of Directors Audit and Human Resources committees.

Item 11.       EXECUTIVE COMPENSATION

            The following table sets forth certain information concerning the cash compensation paid to each of the five most highly compensated executive officers of the Partnership.

Summary Compensation Table

Annual Compensation					Long-term Compensation
Name and				Other Annual	All Other	LTIP
Principal		Salary	Bonus	Compensation	Compensation	Payments
Position	Year	($)	($)(1)	($)(2)	($)(3)	($)(4)
Allen E. Symington
Chairman & CEO	2000	66,667	58,000
Gary F. Tucker	2000	277,586	-		5,250	15,117
Retired CEO	1999	266,910	120,884		4,800	7,812
& President	1998	258,300	124,047		4,800	-
David L. Nunes	2000	148,275	112,714	15,000	5,250	3,678
President & COO
Greg McCarry	2000	159,262	37,027	15,000	5,250	5,044
V.P. Real Estate	1999	153,136	53,943		4,800	2,604
	1998	148,196	54,472		4,800	-
Thomas M Ringo	2000	143,199	85,102	15,000	5,250	5,044
V.P. & CFO	1999	137,692	58,503		4,800	2,604
	1998	133,250	49,241		4,800	-
Thomas Gilkey	2000	143,199	42,805	15,000	5,250	5,044
V.P. Timberlands	1999	137,692	60,796		4,800	2,604
	1998	133,250	62,566		4,800	-

(1)	Amounts represent bonuses or commissions earned in the year shown but paid after year end.
(2)	During 2000, the Partnership stopped providing company vehicles to certain executives. The $15,000 payment represents a one-time payment made as a result of this change.
(3)	Amounts represent contributions to the Partnerships 401(k) plan.
(4)	The LTIP payments are made from Pope MGP’s share of the IPMB.

Compensation Pursuant To Unit Options

During 2000 unit options were issued at the unit market value as follows:

Individual Grants			Potential realizable value at assumed annual rates of stock price appreciation for term of option

	Number of
	securities	Percent of total
	underlying	options granted
	Options	to employees in	Exercise	Expiration
Name	Granted	fiscal year	Price	date	5%	10%
Allen E. Symington	45,000	41%	19.63	09/27/10	$555,534	$1,407,832
Chairmen & CEO
Gary Tucker	15,000	14%	24.13	02/10/10	$227,581	$576,736
Retired CEO &
President
David L. Nunes	4,000	4%	24.13	02/10/10	$60,701	$153,828
President & COO
Greg McCarry	4,000	4%	24.13	02/10/10	$60,701	$153,828
V.P. Real Estate
Thomas M. Ringo	4,000	4%	24.13	02/10/10	$60,701	$153,828
V.P. and CFO
Thomas Gilkey	4,000	4%	24.13	02/10/10	$60,701	$153,828
V.P. Timberlands

Aggregated Option Exercises

            The following table provides information on option exercises in fiscal 2000 by the named executive officers and the value of exercisable and unexercisable unit options at December 31, 2000.

Aggregated Option Exercises in Last Fiscal Year
and FY-End Option Values

			Number of securities underlying unexercised options at year-end (#)		Value of unexercised in-the- money options at year-end ($)

	Units Acquired	Value
Name	on exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
Allen E. Symington	-	-	-	45,000	$-	$219,150
Chairment and CEO
Gary Tucker	-	-	22,500		$67,500	$-
Retired President
and CEO
David L. Nunes	-	-	3,188	8,562	$4,219	$1,500
President & COO
Greg McCarry	-	-	5,813	9,937	$12,659	$1,500
V.P. Real Estate
Thomas M. Ringo	-	-	2,938	9,937	$4,221	$1,500
V.P. and CFO
Thomas Gilkey	-	-	3,938	9,937	$4,221	$1,500
V.P. Timberlands

No awards were made from the Long Term Incentive Plan based upon 2000 operating results.

Compensation Of Directors

            Compensation of the outside directors of Pope MGP, Inc. consisted of a monthly fee of $1,500 plus a $1,000 per day fee for each board meeting attended or $500 for participation in a board meeting via telephone.  For the year ended December 31, 2000, three outside directors were granted 3,000 unit options each at a strike price of $24.125 and one director was granted 4,537 unit options at a strike price of $22.25 for service as lead director.  One outside director was granted 9,743 unit options at a weighted average exercise price of $21.35 as compensation for interim oversight services.  Compensation expense of $27,000 was recognized in 2000 as a result of this option grant.  For the years ended December 31, 1999 and 1998 two outside directors were granted 3,000 unit options each at a strike price of $27.88, and 3,000 units each with a strike price of $26.50, respectively.  The option grants were made pursuant to the Partnership’s 1997 Unit Option Plan for their service as directors of Pope MGP, Inc.

Employee Benefit Plans.

            Employees with six months of service are eligible to receive benefits under a defined contribution plan. In the first half of 2000, the Partnership made a voluntary contribution of 3% of eligible employee compensation.  In the last half of 2000 the Partnership matched 50% of the employees’ contribution up to 8% of compensation.  The Partnership was required to contribute 3% of eligible employee compensation into the plan during 1999 and 1998.  Partnership contributions to the plan amounted to $190,000, $308,000, and $230,000, for each of the three years ended December 31, 2000, 1999, and 1998, respectively.  Employees become fully vested over a six-year period in the Partnership's contribution.

         The Partnership has a supplemental retirement plan for a retired key employee.  The plan provides for a retirement income of 70% of the employee's base salary at retirement after taking into account both 401(k) and social security benefits.  The Partnership accrued $181,000 for this benefit in 1995.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Unitholders

         As of December 31, 2000, the following persons were known or believed by the Partnership to be the beneficial owners of more than five percent (5%) of the outstanding Partnership units:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Units	Private Capital Management, Inc. 3003 Tamiami Trail North Naples, FL 33940	1,714,579 (2)	37.9
Units	Emily T. Andrews 600 Montgomery Street 35th Floor San Francisco, CA 94111	557,100 (3)	12.3
Units	Peter T. Pope 1500 S.W. 1st Avenue Portland, OR 97201	325,415 (4)	7.2

(1)	Each beneficial owner has sole voting and investment power unless otherwise indicated.
(2)	Private Capital Management, Inc. is an investment adviser shown registered under the Investment Advisers Act of 1940. Units are held in various accounts managed by Private Capital Management, Inc. which shares dispositive powers as to those units.
(3)	Includes 1,090 units owned by her husband, Adolphus Andrews, Jr. as to which she disclaims beneficial ownership. Also includes a total of 60,000 units held by Pope MGP, Inc. and Pope EGP, Inc., as to which she shares voting and investment power.
(4)	Includes 53,420 units held in trust for his children. Also includes a total of 60,000 units held by Pope MGP, Inc., and Pope EGP, Inc., as to which he shares investment and voting power.

Management

            As of December 31, 2000, the beneficial ownership of the Partnership units of (I) the general  partners, (II) the directors of the Partnership's general partners, (III) the executive officers named in the Executive Compensation Table above, and (IV) the Partnership's general partners, directors and officers of the Partnership as a group was as follows:

Name	Position and Offices	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Adolphus Andrews, Jr.	Retired Director, Pope MGP, Inc. and Director of Pope EGP, Inc. (3)	557,100 (2)	12.3
Joseph O. Tobin II	Director, Pope MGP, Inc. (7)	78,994 (7)	1.7
Peter T. Pope	Director, Pope MGP, Inc. and Pope EGP, Inc. (5)	325,415 (4)	7.2
Pope EGP, Inc.	Equity General Partner	54,000	1.2
Pope MGP, Inc.	Managing General Partner	6,000	*
Marco Vitulli	Director, Pope MGP, Inc.	1,000	*
Douglas Norberg	Director, Pope MGP, Inc.	3,250	*
Thomas M. Ringo	Vice President & CFO, Pope MGP, Inc. and the Partnership	500	*
Allen E. Symington	CEO	-	*
Thomas R. Gilkey	Vice President Timberlands	-	*
Charles Goodbrand	Vice President and General Manager ORM Resources Canada	-	*
Thomas A. Griffin	Vice President Income Properties	-	*
Gregory McCarry	Vice President Real Estate	-	*
David L. Nunes	President and Chief Operating Officer	-	*
All general partners, directors and officers of general partners, and officers of the Partnership as a group (11 individuals and 2 entities)		902,882(6)	19.9

*	Less than 1%
(1)	Each beneficial owner has sole voting and investment power unless otherwise indicated.
(2)	Includes 497,100 units as to which he shares investment and voting power. Also includes 60,000 units owned by Pope MGP, Inc. or Pope EGP, Inc., as to all of which he disclaims beneficial ownership. See footnote (3) under "Principal Unitholders."
(3)	Mr. Andrews is also a Vice President of Pope EGP, Inc.
(4)	See footnote (4) under "Principal Unitholders."
(5)	Mr. Pope is also President of Pope EGP, Inc.
(6)	For this computation, the 60,000 units held by Pope MGP, Inc. and Pope EGP, Inc. are excluded from units beneficially owned by Mr. Pope and Mr. Andrews. Mr. Pope and Mr. Andrews’ wife, Emily T. Andrews, owns all of the outstanding stock of POPE MGP, INC. and POPE EGP, INC.
(7)	Includes 67,963 units owned by Edith Tobin, Mr. Tobin’s wife, and 11,031 units held in trust for Mr. Tobin’s children.

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

The Partnership held a promissory note issued in connection with the Retired CEO and President’s purchase of a home that had a balance of $271,000.  The note bore interest at 6.48% and was cancelled in January 2001 in consideration for the transfer of a Port Ludlow residence to the Partnership by him.

      The Partnership contracted with a relative of the retired President and CEO to direct the Partnership’s outreach efforts, which involved the location of potential timberland properties to be included in investor portfolios and opportunities to sell timberland management services.  During the last fiscal year, the Partnership paid fees totaling $62,000 for services provided by this individual.

PART IV

Item 14.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)	Financial Statements
Page

(1)	Financial Statements:
Independent Auditors’ Report
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Partners’ Capital
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

Schedule II - Valuation and Qualifying Accounts

Reserve for Environmental Remediation

	Balances at the Beginning of the Period	Charged to Costs and Expenses	Deductions	Balances at the End of the Period
Year Ended December 31, 1998	$120,000	$ -	$ -	$120,000

Year Ended December 31, 1999	$120,000	$ -	$ -	$120,000

Year Ended December 31, 2000	$120,000	$1,956,000	$206,000	$1,870,000

(b)	Reports on Form 8-K.

The Partnership filed one report on form 8-K during the quarter ended March 31, 2001. The Partnership disclosed that on February 12, 2001 a definitive purchase and sale agreement was signed by the Partnership with Plum Creek Marketing, Inc. to acquire 44,500 acres of industrial timberland in southwest Washington for approximately $54 million. The acquisition will be funded by a mixture of senior debt and short-term revolving acquisition credit facility. The transaction is expected to close in the first half of 2001, subject to financing and other closing contingencies.

(c)	Exhibits.

3.1	Partnership's Certificate of Limited Partnership. (1)
3.2	Partnership's Limited Partnership Agreement, dated as of November 7, 1985. (1)
3.3	Amendment to Partnership's Limited Partnership Agreement dated December 16, 1986. (2)
3.4	Amendment to Partnership’s Limited Partnership Agreement dated March 14, 1997. (4)
4.1	Specimen Depositary Receipt of Registrant. (1)
4.2	Partnership's Limited Partnership Agreement dated as of November 7, 1985 and amended December 16, 1986 (see Exhibits 3.1 and 3.3).
9.1	Shareholders Agreement entered into by and among Pope MGP, Inc., Pope EGP, Inc., Peter T. Pope, Emily T. Andrews, P&T, present and future directors of Pope MGP, Inc. and the Partnership, dated as of November 7, 1985 included as Appendix C to the P&T Notice and Proxy Statement filed with the Securities and Exchange Commission on November 12, 1985, a copy of which was filed as Exhibit 28.1 to the Partnership's registration on Form 10 identified in footnote (1) below. (1)
10.1	Transfer and Indemnity Agreement between the Partnership and P&T dated as of December 5, 1985. (1)
10.2	Management Agreement between the Partnership and P&T dated as of December 5, 1985. (1)
10.3	Ground Leases between the Partnership as Lessor and P&T as Lessee dated December 3, 1985. (1)
10.4	Purchase and sale agreement between the Partnership and HCV Pacific Partners LLC.
10.5	Employment agreement between the Partnership and Allen E. Symington, Chairman and CEO.
22.1	Subsidiaries of the Partnership (3) and (4)
99.1	Certificate of Incorporation of Pope MGP, Inc. (1)
99.2	Amendment to Certificate of Incorporation of Pope MGP, Inc. (3)
99.3	Bylaws of Pope MGP, Inc. (1)
99.4	Certificate of Incorporation of Pope EGP, Inc. (1)
99.5	Amendment to Certificate of Incorporation of Pope EGP, Inc. (3)
99.6	Bylaws of Pope EGP, Inc. (1)

(1)	Incorporated by reference from the Partnership's registration on Form 10 filed under File No. 1-9035 and declared effective on December 5, 1985.
(2)	Incorporated by reference from the Partnership's annual report on Form 10-K for the fiscal year ended December 31, 1987.
(3)	Incorporated by reference from the Partnership's annual report on Form 10-K for the fiscal year ended December 31, 1988.
(4)	Incorporated by reference from the Partnership’s Proxy Statement filed on February 14, 1997.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POPE RESOURCES, A Delaware
Limited Partnership

By POPE MGP, INC.
Managing General Partner

Date: March 19, 2001	BY _/s/_Allen E. Symington
ALLEN E. SYMINGTON,
President and
Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Date: March 19, 2001	By /s/ Allen E. Symington
ALLEN E. SYMINGTON,
President and Chief Executive Officer (principal executive officer), Partnership and Pope MGP, Inc.; Director, Pope MGP, Inc.

Date: March 19, 2001	By /s/ Thomas M. Ringo
THOMAS M. RINGO
Vice President & CFO (principal financial officer), Partnership and Pope MGP, Inc.

Date: March 19, 2001	By /s/ Joseph O. Tobin
JOSEPH O. TOBIN II
Director, Pope MGP, Inc.

Date: March 19, 2001	By /s/ Peter T. Pope
PETER T. POPE
Director, Pope MGP, Inc.

Date: March 19, 2001	By /s/ Marco F. Vitulli
MARCO F. VITULLI
Director, Pope MGP, Inc.

Date: March 19, 2001	By /s/ Douglas E. Norberg
DOUGLAS E. NORBERG
Director, Pope MGP, Inc.

INDEX TO EXHIBITS

10.4	Purchase and sale agreement between the Partnership and HCV Pacific Partners LLC.
10.5	Employment agreement between the Partnership and Allen E. Symington, Chairman and CEO.

INSERT 1

Management formalized the plan to divest of these assets and reduce headcount in December 2000.  Management anticipates the Port Ludlow disposition will be completed during the first half of 2001, and the disposition of the Canadian forestry consulting operations by the end of 2001.