Form 10-K405/A
period 2000-12-31
POPE RESOURCES LTD PARTNERSHIP
filed 2001-04-11
CIK 784011

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

X	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]
For the fiscal year ended December 31, 2000
Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required] For the transition period from __________ to ___________
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

          The Partnership and P&T have made significant progress toward resolving the allocation of liability for Port Gamble cleanup costs.  The environmental remediation liability at year-end is based upon an estimate of the Partnership's portion of the clean up costs, and represents the low end of an estimated range of $1,870 to $3,000.

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

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

(Thousands)	GeneralPartners	LimitedPartners	Total
January 1, 1998	$539	$38,372	$38,911
Net Income	117	8,675	8,792
Distributions	(24)	(1,783)	(1,807)
December 31, 1998	$632	$45,264	$45,896
Net Income	67	4,999	5,066
Translation loss	(1)	(37)	(38)
Comprehensive income	66	4,962	5,028
Issuance of Partnership units		188	188
Distributions	(24)	(1,786)	(1,810)
December 31, 1999	$674	$48,628	$49,302
Net loss	(83)	(6,168)	(6,251)
Translation gain	-	13	13
Comprehensive income	(83)	(6,155)	(6,238)
Equity based compensation		27	27
Distributions	(24)	(1,787)	(1,811)
December 31, 2000	$567	$40,713	$41,280

Weighted average units outstanding :	12/31/2000	12/31/1999	12/31/1998
Basic	4,528	4,523	4,519
Diluted	4,528	4,548	4,534

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

Based on information provided by consultants and P&T, the Partnership estimates that the cost range for cleaning up the Port Gamble townsite and surrounding area to applicable State standards is $10.0 million to $13.0 million. The Partnership and P&T have made significant progress toward resolving the allocation of liability for Port Gamble cleanup costs.  The environmental remediation liability at year-end is based upon an estimate of the Partnership’s portion of the clean up costs, and represents the low end of an estimated range of $1,870 to $3,000.

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