Form 10-Q
period 2001-03-31
POPE RESOURCES LTD PARTNERSHIP
filed 2001-05-15
CIK 784011

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For First Quarter and Three Months Ended March 31, 2001

OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1–9035

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     ☒             No     ☐

P A R T  I – FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

Pope Resources
March 31, 2001 and December 31, 2000

(Thousands)	2001
	(Unaudited)	2000
Assets
Current assets:
Cash and cash equivalents	$1,932	$9,882
Accounts receivable	1,815	1,933
Work in progress	2,087	1,504
Current portion of contracts receivable	115	490
Prepaid expenses and other	613	555
Assets held for sale	17,635	18,790

Total current assets	24,197	33,154

Properties and equipment at cost:
Land and land improvements	18,785	9,899

Roads and timber (net of accumulated depletion)	57,665	12,394

Buildings and equipment (net of accumulated depreciation)	4,549	3,847

	80,999	26,140

Other assets:
Contracts receivable, net of current portion	1,081	1,167
Loan fees and other	530	396

	1,611	1,563

	$106,807	$60,857

Liabilities and Partners' Capital
Current liabilities:
Accounts payable	$937	$761
Accrued liabilities	1,786	2,449
Environmental remediation	1,759	1,870
Current portion of long-term debt	10,951	442
Minority interest	169	128
Deposits	547	446

Total current liabilities	16,149	6,096

Long-term debt, net of current portion	49,238	12,801
Deferred profit	601	680
Partners' capital	40,819	41,280

	106,807	60,857

CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

(Thousands, except per unit data)	Three Months Ended March 31,
	2001	2000

Revenues	10,805	$13,449
Cost of sales	(2,969)	(4,005)
Operating expenses	(4,910)	(4,625)
Asset impairment	(1,250)	-
Selling general and administrative expenses	(1,614)	(2,343)
Income from operations	62	2,476

Other income (expense):
Interest expense	(304)	(310)
Interest income	151	91
	(153)	(219)

Income/(loss) before income taxes and minority interest	(91)	2,257

Income tax provision/(benefit)	(222)	113
Income/(loss) before minority interest	(313)	2,370

Minority interest	(104)	(3)

Net income/(loss)	(417)	$2,367

Allocable to general partners	(6)	$31
Allocable to limited partners	(411)	2,336

	(417)	$2,367

Earnings/(loss) per unit:
Basic	(0.09)	$0.52
Diluted	(0.09)	$0.52

Weighted average units outstanding:
Basic	4,528	4,528
Diluted	4,528	4,532

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Pope Resources
Three Months Ended March 31, 2001 and 2000

(Thousands)	2001	2000

Net cash flows from operating activities	$364	$1,735

Cash flows from investing activities:
Capital expenditures	(389)	(1,024)
Acquisition of Columbia Tree Farm	(54,611)	-
Acquisition of PLR Management, Inc.	(222)	-

Net cash used in investing activities	(55,222)	(1,024)

Cash flows provided by/(used in) financing activities:
Cash distributions to unitholders	-	(452)
Minority interest distribution	(40)	(212)
Repayment of long-term debt	(52)	(89)
Proceeds from debt financing	47,000

Net cash used in financing activities	46,908	(753)

Net decrease in cash and cash equivalents	(7,950)	(42)
Cash and cash equivalents at beginning of year	9,882	4,922

Cash and cash equivalents at end of the three-month period	$1,932	$4,880

POPE RESOURCES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2001

1.	The consolidated financial statements as of March 31, 2001 and December 31, 2000 and for the three months ended March 31, 2001 and 2000 have been prepared by Pope Resources pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The financial information for the three months ended March 31, 2001 and 2000 is unaudited, but, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2000, is derived from the Partnership’s audited consolidated financial statements and notes thereto for the year ended December 31, 2000, and should be read in conjunction with such financial statements. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ended December 31, 2001.

2.	The financial statements in the Partnership's 2000 annual report on Form 10-K include a summary of significant accounting policies of the Partnership and should be read in conjunction with this Form 10-Q.

3.	Diluted earnings per unit include the dilutive impact of unit options outstanding.

4.	Supplemental disclosure of cash flow information: Interest paid amounted to approximately $329,000 and $325,000 for the three months ended March 31, 2001 and 2000.

5.	Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Partnership adopted SFAS 133 effective January 1, 2001. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position, results of operations, or cash flows of the Partnership.

6.	Revenues and operating income by segment for the three months ended March 31, 2001 and 2000 are as follows:

3 Months Ended March 31 (Thousands)	Fee Timber	Timberland Management & Consulting	Real Estate	Other	Consolidated
2001
Revenues	$4,594	2,894	$3,317	-	$10,805
Income (loss) from operations	2,567	885	(1,977)	(1,413)	62

2000
Revenues	$7,776	2,641	$3,032	-	$13,449
Income (loss) from operations	5,017	(17)	(508)	(2,016)	2,476

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note:  Certain information in this report constitutes forward-looking statements within the meaning of federal securities laws.  Forward-looking information is subject to risks, trends, and uncertainties that could cause actual results to differ materially from those projected.  Those uncertainties include but are not limited to changes to regulations that affect the Partnership’s ability to harvest timber and develop real estate and changes in economic conditions, which can have a significant effect on the price the Partnership can obtain for its timber and real estate.

This discussion should be read in conjunction with the Partnership's unaudited consolidated financial statements included with this report, and its 10-K annual report for fiscal year 2000.

Results of Operations

             The Partnership operates in three primary industry segments: (1) Fee Timber (2) Timberland Management and Consulting and (3) Real Estate.   Fee Timber encompasses the growing and harvesting of timber from the Partnership’s owned tree farms.  Timberland Management and Consulting activities consist of managing and providing consulting services on timberlands owned by third parties.  Real Estate includes assets at Port Ludlow which are expected to be sold in the second quarter of 2001 and other investments in land.

Fee Timber

             Fee Timber revenue consists mainly of the harvest and sale of logs from the Partnership’s timber properties that include the 72,000-acre tree farm located in the Hood Canal area of Washington and a newly acquired 44,500 acres located in Southwest Washington.  Fee Timber also includes revenue earned from mineral and tower leases earned on the Partnership’s timber properties. In March 2001, the Partnership completed the purchase of 44,500 acres of timberland (the Columbia Tree Farm) for $54.6 million.  Harvesting is expected to begin on the Columbia Tree Farm in the second quarter of 2001.

             Revenues and operating income for the Fee Timber segment for the three-months ended March 31, 2001 and 2000, are as follows:

3 Months Ended:	Revenues	Operating income
March 31, 2001	$4.6 million	$2.6 million
March 31, 2000	7.8 million	5.0 million

             The decrease in revenues and operating income in the first quarter of 2001 as compared to the comparable period in 2000 resulted primarily from a decrease in volume harvested from the Hood Canal Tree Farm.

             The Partnership harvested the following timber volumes and realized the following average log prices from its fee timberlands for the three-months ended March 31, 2001 and 2000:

	Softwood Sawlogs		Pulp and Hardwood		Totals
3 Months Ended	Volume MMBF	Price $/MBF	Volume MMBF	Price $/MBF	Volume MMBF	Price $/MBF
March 31, 2001	6.5	$589	1.8	$266	8.3	$520

March 31, 2000	10.2	$647	3.0	$292	13.2	$573

MMBF = million board feet
MBF = thousand board feet

             The domestic market for logs weakened during the first quarter of 2001. This compares unfavorably to the first quarter of 2000, when the domestic market was buoyed by relatively strong prices for export logs.  The average domestic log price realized for the three months ended March 31, 2001 was $556 per MBF as compared to $609 per MBF for the three months ended March 31, 2000.

             Domestic log volumes decreased significantly to 4.4 MMBF for the three months ended March 31, 2001 as compared to 7.3MMBF for the same period in the prior year.  The Partnership has historically harvested a larger proportion of the annual harvest in the first quarter of the year. In 2001 log markets were depressed in the first quarter as a result of the slowing national economy and mild winter in Western Washington which resulted in an increase in log inventories. The Partnership plans to harvest 27MMBF from the Hood Canal Tree Farm and 11 MMBF from the Columbia Tree Farm during 2001 if market conditions are stable for the remainder of the year.

             The majority of the Partnership’s export log volume is sold through domestic intermediaries into the Japanese market.  Prices realized from the sale of logs to the export market through domestic intermediaries decreased to $657 per MBF in the first three months of 2001 from $744 per MBF for the same period in 2000 due to the deterioration of export market conditions.  The decrease in export pricing was coupled with a decrease in volume to 2.1 MMBF in the first three months of 2001 from 2.9 MMBF in the first three months of 2000.

             Pulp and hardwood log volumes were 1.8 MMBF and 3.0 MMBF for the three months ended March 31, 2001 and 2000, respectively. The Partnership benefited marginally from an increase in hardwood log prices in the first three months of 2001 that partially offset a 10% decrease in pulp log prices. The average price realized was $267 and $292 per MBF on pulp and hardwood logs for the three months ended March 31, 2001 and 2000, respectively.

             In the operation and management of its tree farm, the Partnership is subject to federal, state and local laws that govern land use.  Management's objective is to be in compliance with such laws and regulations at all times.  During the first quarter of 2000, the Washington State Legislature enacted new “Forests and Fish” legislation.  Washington State timber owners had been operating under a set of draft emergency rules since April of 1999 in anticipation of these new regulations.  The emergency rules were designed to mimic the anticipated changes and to address salmon protection under the Federal Endangered Species Act.  Both regulations provide for wider riparian management zones, greater planning requirements for harvesting, road construction and maintenance operations, and other restrictions on timber management activities.

             The risk of loss from fire, while possible on any timberland, is minimized on Partnership lands by maintaining a well-developed road system, and an established fire monitoring and suppression plan.  The Washington State Department of Natural Resources is ultimately responsible for all forest fire suppression activities in the state.

Timberland Management and Consulting

             Revenues and operating income for the Timberland Management and Consulting segment for the three months ended March 31, 2001 and 2000, are as follows:

3 Months Ended:	Revenues	Operating income
March 31, 2001	$2.9 million	$0.9 million
March 31, 2000	2.6 million	0.0 million

             Revenue increased 12% in the first quarter of 2001resulting from a contract signed in March of 2000 to manage 365,000 acres in California, Oregon, and Washington.  The $0.9 million increase in operating income is also attributable to the new management agreement and reductions in operating expenses in this segment.   The Partnership (through two of its subsidiaries) manages approximately 210,000 acres for Hancock Timber Resource Group as of March 31, 2001.  In February of 2000 one of HTRG’s clients representing approximately 220,000 acres decided to change investment managers.  While Timberland Management and Consulting’s revenue in the first quarter of 2000 was significantly reduced by the reduction in acres under management, the effect on operating income was even greater as a result of the decline in economies of scale.  By the first quarter of 2001 the Partnership had aligned operating expenses with the reduction in acres under management.

             Total acres under management for HTRG may continue to change as HTRG’s client portfolios are adjusted.  The current contracts covering management services provided in the western United States and British Columbia each run for one year beginning January 1, 2001.  As of March 31, 2001, ORMLLC (together with its Canadian subsidiary) was managing 214,000 acres of HTRG timberland in Washington, Oregon, California, and British Columbia.

             Timberland consulting services are provided in the U.S. and Canada.  The Canadian consulting operations are expected to be sold in 2001 and represent approximately $1.0 million and $0.9 million of revenues for the three months ended March 31, 2001 and 2000, respectively.

Real Estate

             Real Estate segment revenues are earned from residential development activities and income-producing properties.  The majority of these activities take place at the resort community of Port Ludlow.  The Partnership expects to sell the Partnership’s assets and operations in Port Ludlow near the end of the second quarter of 2001.  Residential development consists of the sale of single-family homes, developed lots, and undeveloped acreage.  These activities span approximately 3,000 acres of the Partnership’s ownership and are concentrated in Port Ludlow, Washington.

             Income-producing properties consist primarily of the following in Port Ludlow: the 37-room Heron Beach Inn on Ludlow Bay, a 300-slip saltwater marina, a 27-hole championship golf course, a commercial center, an RV park, a restaurant/lounge, conference center, and the water and sewer utilities serving the area.  The Partnership acquired PLR Management, Inc. (PLR) in January 2001.  PLR manages a restaurant/lounge, conference center, and condominiums in Port Ludlow.  In addition, the Partnership manages residential and commercial properties in Port Gamble and Kingston, Washington.

             Revenues and operating income for the Real Estate segment for the three-months ended March 31, 2001 and 2000, are as follows:

3 Months Ended:	Revenues	Operating loss
March 31, 2001	$3.3 million	$(2.0) million*
March 31, 2000	3.0 million	(0.5) million

*  Includes asset impairment expense of $1.25 million.

             The $0.3 million increase in Real Estate revenues is due to revenue generated at PLR. The majority of the $1.5 million increase in operating loss from 2000 is due to additional asset impairment as a result of continued negotiations to sell the assets at Port Ludlow.

Port Ludlow

             The following describes operations at the resort community of Port Ludlow that are expected to be sold during the second quarter of 2001.

             In the first three months of 2001, the Partnership’s flagship development at Port Ludlow generated revenues of $1.6 million through the sale of five homes and two developed lots.  This compares with revenues of $1.8 million for the comparable period of 2000 through the sale of five homes and two developed lots.

             Prospective home and lot buyers often pay an earnest money deposit in anticipation of completing the eventual purchase.  The Partnership does not record a sale when earnest money deposits are received, but does track the sales backlog which is representative of future expected sales.  The backlog of sales was approximately $5.8 million and $4.9 million as of March 31, 2001 and 2000, respectively.

             Income-producing property revenues in the first three months of 2001 increased 33% to $1.6 million from $1.2 million in the first three months of 2000.  The increase in revenue is the result of the Partnership’s acquisition of PLR.  This company is expected to be sold with Port Ludlow during the second quarter of 2001.

          Land holdings throughout Washington State are affected by the state’s Growth Management Act (“GMA”), which requires counties to submit comprehensive plans that identify the future direction of growth and stipulate where population densities are to be concentrated.  In May 2000, Jefferson County adopted the Port Ludlow Development Agreement.  The development agreement is essentially a contract between the Partnership and Jefferson County that locks in Port Ludlow’s comprehensive plan designation as a Master Planned Resort, related zoning, and other development regulations for a period of 20 years.

Other Land Investments

             The following section describes the Partnership’s land investment activities that will not be included in the Port Ludlow sale and as such will be part of the Partnership’s continuing operations.  Revenue and operating income for the Real Estate segment excluding operations at Port Ludlow for the three-months ended March 31, 2001 and 2000, are as follows:

3 Months Ended:	Revenues	Operating loss
March 31, 2001	$0.1 million	$(0.2) million
March 31, 2000	0.1 million	(0.2) million

             In July of 2000 a 15-year development agreement was approved and adopted by the City of Bremerton for the Partnership’s West Hills property in the City of Bremerton, Kitsap County.  The West Hills property is a 270-acre mixed-use development.

             As part of its July 1999 Growth Management Act (GMA) plan submission, Kitsap County designated Port Gamble as a “Rural Historic Town.”  This designation, upheld by the GMA Hearings Board, provides for substantial new commercial, industrial and residential development of the town utilizing historic land use patterns, densities and architectural character.  The Partnership currently earns some rental income from leasing residential and commercial properties in Port Gamble.   The income from these activities offsets a portion of the costs of holding and maintaining these properties.

             The Partnership continues to work with officials in Gig Harbor regarding the development of a 320-acre mixed-use project located within the Gig Harbor city limits.  The Partnership has two additional ongoing projects in Kitsap County: a 720-acre residential development in Kingston and a 205-acre residential development in Hansville.

Other

             The following table sets forth expenses as a percentage of revenues for the three-months ended March 31, 2001 and 2000:

	Three months ended March 31,
	2001	2000
Revenues	100%	100%
Cost of sales	27	30
Operating expenses	45	34
Asset impairment write-off	12	0
Selling, general, and administrative expenses	15	17
Operating income	1%	19%

             Cost of sales includes the cost of purchasing and producing tangible goods for sale. Cost of sales for the Partnership will fluctuate due to the various methods for selling and harvesting timber, the basis of the land the Partnership sells, and the quantity of homes sold.  Cost of Sales as a percentage of revenue declined in 2001 primarily due to the reduction in timber volume harvested and to a lesser extent to a small improvement in gross margin realized from home sales.

             Operating expenses consist of salary and other costs directly attributable to a revenue-producing activity.  The majority of the increase in operating expense as a percentage of revenue is the result of the decrease in timber volume harvested which reduced revenue.  Additionally operating expenses increased $0.6 million as a result of the acquisition of PLR.

             Interest income increased $60,000 in the first three months of 2001, as the Partnership’s average short-term investments were higher than during 2000’s comparable period.  This trend will reverse in the second quarter following the Partnership’s acquisition of the Columbia Tree Farm in March of 2001.

             The provision for income taxes increased from a tax benefit of $0.1 million in the first three months of 2000 to an expense of $0.2 million for the same period in 2001.  The increase in tax provision results from increased earnings resulting from Timberland Management and Consulting operations in the current year.  The Timberland Management and Consulting business is operated in two wholly owned corporate subsidiaries of the Partnership.

Liquidity and Capital Resources

             Funds generated internally through operations and externally through financing and business divestitures will provide the required resources for the Partnership's capital expenditures.  Management has increased the Partnership’s debt-to-total capitalization ratio to purchase the Columbia Tree Farm.  Management considers its capital resources to be adequate for its current plans.

             Management has considerable discretion to increase or decrease the volume of logs cut which has a corresponding impact on net income and cash flow.  Management's current plan is to harvest approximately 38 million board feet of timber in 2001.  Since harvest plans are based on demand and pricing, actual harvesting may vary subject to management's ongoing review.

             For the three months ended March 31, 2001, cash generated by operating activities was $0.4 million and overall cash and cash equivalents decreased $8.0 million. The majority of the decrease in cash and cash equivalents was due to the acquisition of the Columbia Tree Farm.  Acquisition of the Columbia Tree Farm resulted in a $54.6 million use of cash that was provided by $30.0 million in mortgage debt, $17.0 million from a revolving credit facility and $7.6 million in Partnership cash reserves. In addition to the acquisition of the Columbia Tree Farm, $0.2 million in cash was used to purchase PLR and $0.4 million was used for other capital expenditures.

Seasonality

             Fee Timber: The Partnership owns two tree farms in Washington state.  The 72,000 acre Hood Canal Tree Farm is at a relatively low elevation where harvest activities are possible year around.  As a result of this competitive advantage, the Partnership tends to harvest and sell a greater portion of the annual harvest in the first quarter of the year when the supply of logs tends to be lower.

             Timberland Management and Consulting: Timberland Management and Consulting operations are not significantly seasonal.

             Real Estate: The Partnership’s real estate income producing operations tend to be highly seasonal.  The income producing properties include a golf course, marina, and inn located in Port Ludlow, Washington.  The majority of the revenues from these activities are earned between June and September.  The majority of the Partnership’s overall real estate development revenues have also historically been generated during the summer months.

Commitments and Contingencies

             The Partnership’s commitments consist of performance bonds, letters of credit and operating leases entered in the normal course of business.  The Partnership may from time-to-time be a defendant in lawsuits arising in the ordinary course of business.  Management believes that such losses to the Partnership, if any, will not have a material adverse effect to the Partnership’s financial condition or results of operations.

Financial Information about Segments

             Segment financial information is presented in Note 5 to the Partnership's Financial Statements included with this report.

Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

             As of March 31, 2001, the Partnership had $43.0 million of fixed rate debt outstanding with a fair value of approximately $44.7 million. Since the debt bears interest at a fixed rate the fair value of the debt is affected by changes in market interest rates.  The following table presents principal cash payments (in thousands) for the fixed rate debt outstanding at March 31, 2001:

Long-term debt including current portion	2001	2002	2003	2004	2005	Thereafter	Interest Rate
Mortgage-Principal payments	-	1,040	1,540	1,540	1,540	37,172	7.63% to 9.65%

Local Improvement District- Principal Payments	29	36	36	36	8	45	6.5% to 8%

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

The Partnership filed two reports on form 8-K during the quarter ended March 31, 2001.

The Partnership disclosed that on February 12, 2001 a definitive purchase and sale agreement was signed by the Partnership with Plum Creek Marketing, Inc. to acquire 44,500 acres of industrial timberland in southwest Washington for approximately $54 million.

The Partnership disclosed that on March 29, 2001 the Partnership acquired 44,500 acres from Plum Creek Timberlands L.P. and Plum Creek Marketing Inc.

Exhibits                         None

SIGNATURE

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

POPE RESOURCES,
A Delaware Limited Partnership
Registrant

Date: May 11, 2001	By: POPE MGP, Inc.
Managing General Partner

Date: May 11, 2001	By: /s/ Allen E. Symington
Allen E. Symington
Chairman & Chief Executive Officer

Date: May 11, 2001	By: /s/ Thomas M. Ringo
Thomas M. Ringo
Vice President & CFO
(Principal Financial Officer)