Form 10-Q
period 2001-06-30
POPE RESOURCES LTD PARTNERSHIP
filed 2001-08-14
CIK 784011

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10–Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Second Quarter and Six Months Ended June 30, 2001

OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1–9035

POPE RESOURCES, A DELAWARE
LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)

Delaware	91-1313292

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

Yes☒                  No☐

P A R T  I – FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

Pope Resources
June 30, 2001 and December 31, 2000

(Thousands)	2001
	(Unaudited)	2000

Assets
Current assets:
Cash and cash equivalents	$777	$9,882
Accounts receivable	3,036	1,933
Work in progress	1,684	1,504
Current portion of contracts receivable	37	490
Prepaid expenses and other	451	555
Assets held for sale	16,295	18,790

Total current assets	22,280	33,154

Properties and equipment at cost:
Land and land improvements	19,306	9,899
Roads and timber (net of accumulated depletion)	56,877	12,394
Buildings and equipment (net of accumulated depreciation)	3,819	3,847

	80,002	26,140

Other assets:
Contracts receivable, net of current portion	1,064	1,167
Loan fees and other	738	396

	1,802	1,563

	$104,084	$60,857

Liabilities and Partners' Capital
Current liabilities:
Accounts payable	$1,033	$761
Accrued liabilities	1,306	2,449
Environmental remediation	1,568	1,870
Current portion of long-term debt	11,076	442
Minority interest	286	128
Deposits	384	446

Total current liabilities	15,653	6,096

Long-term debt, net of current portion	46,490	12,801
Deferred profit	504	680
Partners' capital	41,437	41,280

	$104,084	$60,857

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

Pope Resources
For the Three Months and Six Months Ended June 30, 2001 and 2000

(Thousands, except per unit data)	Three Months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000

Revenues	$15,332	$14,096	$26,137	$27,545
Cost of sales	(6,778)	(5,087)	(9,747)	(9,092)
Operating expenses	(5,276)	(4,920)	(11,436)	(9,656)
Selling and administration expenses	(1,388)	(2,294)	(3,002)	(4,526)

Income from operations	1,890	1,795	1,952	4,271

Other income (expense):
Interest expense	(1,180)	(339)	(1,484)	(649)
Interest income	65	66	216	157

	(1,115)	(273)	(1,268)	(492)

Income before taxes and minority interest	775	1,522	684	3,779
Income tax provision	(30)	(1)	(252)	112

Income before minority interest	745	1,521	432	3,891
Minority interest	(121)	(64)	(225)	(67)

Net income	$624	$1,457	$207	$3,824

Allocable to general partners	$8	$19	$3	$51
Allocable to limited partners	616	1,438	204	3,773

	$624	$1,457	$207	$3,824

Earnings per unit:
Basic	$0.14	$0.32	$0.05	$0.84

Diluted	$0.14	$0.32	$0.05	$0.84

Weighted average units outstanding:
Basic	4,528	4,528	4,528	4,528

Diluted	4,528	4,529	4,528	4,530

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Pope Resources
Six Months Ended June 30, 2001 and 2000

(Thousands)	2001	2000

Net cash flows from operating activities	$2,324	$5,811

Cash flows from investing activities:
Acquisition of Columbia Tree Farm	(54,611)	-
Acquisition of Port Ludlow Resorts	(222)	-
Capital expenditures	(879)	(1,443)

Net cash used in investing activities	(55,712)	(1,443)

Cash flows from financing activities:
Cash distributions to minority interest	(40)	(211)
Cash distributions to unitholders	-	(906)
Repayment of long-term debt	(2,677)	(197)
Proceeds from debt financing	47,000	-

Net cash provided by (used in) financing activities	44,283	(1,314)

Net (decrease)/increase in cash and cash equivalents	(9,105)	3,054
Cash and cash equivalents at beginning of period	9,882	4,922

Cash and cash equivalents at end of the period	$777	$7,976

POPE RESOURCES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2001

1.	The consolidated financial statements as of June 30, 2001 and December 31, 2000 and for the six month periods ended June 30, 2001 and June 30, 2000 have been prepared by Pope Resources pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The financial information for the quarters and six months ended June 30, 2001 and June 30, 2000 is unaudited, but, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2000, is derived from the Partnership’s audited consolidated financial statements and notes thereto for the year ended December 31, 2000, and should be read in conjunction with such financial statements. The results of operations for the second quarter and six months ended June 30, 2001 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2001.

2.	The financial statements in the Partnership's 2000 annual report on Form 10-K include a summary of significant accounting policies of the Partnership and should be read in conjunction with this Form 10-Q.

3.	Diluted earnings per unit include the dilutive impact of unit options outstanding.

4.	Supplemental disclosure of cash flow information: Interest paid amounted to approximately $1,708,000 and $690,000 for the six months ended June 30, 2001 and 2000, respectively and $793,000 and $365,000 for the three months ended June 30, 2001 and 2000, respectively.

5.	Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Partnership adopted SFAS 133 effective January 1, 2001. Management does not expect the adoption of SFAS 133 to have a significant impact on the financial position, results of operations, or cash flows of the Partnership.

6.	In June 2001, FASB issued SFAS No. 141, "Business Combinations", which addresses financial accounting and reporting for business combinations and SFAS No. 142, " Goodwill and Other Intangible Assets", which addresses accounting and reporting for intangible assets. The adoption of these statements are not expected to have a material impact on the Partnership's financial condition or results of operations.

7.	On August 8, 2001, the Partnership sold its assets at the resort community of Port Ludlow, Washington to Port Ludlow Associates LLC, a new ownership entity formed by HCV Pacific Partners LLC. Total consideration was approximately $16.7 million, of which approximately two-thirds was in cash and one-third in the form of a three-year note.

8.	Revenues and operating income by segment for the six months and three months ended June 30 are as follows:

6 Months Ended June 30		Timberland
(Thousands)	Fee	Management &
	Timber	Consulting	Real Estate	Other	Consolidated

2001
Revenues	$10,452	5,750	$9,935	$-	$26,137
Income (loss) from operations	4,953	1,757	(2,151)	(2,607)	1,952

2000
Revenues	$13,830	5,392	$8,323	$-	$27,545
Income (loss) from operations	8,604	284	(563)	(4,054)	4,271

3 Months Ended June 30		Timberland
(Thousands)	Fee	Management &
	Timber	Consulting	Real Estate	Other	Consolidated

2001
Revenues	$5,858	2,856	$6,618	$–	$15,332
Income (loss) from operations	2,386	872	(174)	(1,194)	1,890

2000
Revenues	$6,054	2,751	$5,291	$–	$14,096
Income (loss) from operations	3,843	301	(310)	(2,039)	1,795

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

Strategic Focus

             In December 2000, the Partnership announced plans to narrow its strategic focus to the ownership and management of timberlands, and consulting for owners of such properties.  In accordance with this shift, the Partnership purchased approximately 44,500 acres of timberland in southwest Washington from Plum Creek for $54.6 million (the “Columbia tree farm”) in March 2001, and, in August 2001, sold its residential development and income-producing properties and operations in the resort community of Port Ludlow, Washington for $16.7 million.  The Partnership is also seeking a buyer for its forestry consulting business in British Columbia and expects to sell that operation also in 2001.   Asset impairment and exits costs of $10.1 million related to these transactions were recorded in 2000 and an additional $1.25 million was recorded in March of 2001 as a result of continued negotiations on the Port Ludlow sale.

Results of Operations

             The Partnership operates in three primary business segments: (1) Fee Timber, (2) Timberland Management and Consulting, and (3) Real Estate. Fee Timber operations consist of the growing and harvesting of timber from the Partnership’s tree farms.  Timberland Management and Consulting encompasses providing timberland management and forestry consulting services to third-party owners of timberlands.  Real Estate includes the assets at Port Ludlow that were sold in August of 2001 and other investments in land. The following describes each business segment and identifies the specific assets expected to be disposed of in 2001.

Fee Timber

             Fee Timber revenue consists mainly of the harvest and sale of logs from the Partnership’s timber properties that include the 72,000-acre tree farm located in the Hood Canal area of Washington and, starting in May 2001, also includes the harvest and sale of logs from the newly acquired Columbia tree farm, which it purchased in March 2001, for $54.6 million. Fee Timber also includes revenue earned from mineral and tower leases located on the Partnership’s timber properties.

             Revenues and operating income for the Fee Timber segment for the six months and three months ended June 30, 2001 and 2000, are as follows:

Six Months Ended:	Revenues	Operating income

June 30, 2001	$10.5 million	$5.0 million
June 30, 2000	13.8 million	8.6 million

Three Months Ended:	Revenues	Operating income

June 30, 2001	$5.9 million	$2.4 million
June 30, 2000	6.1 million	3.8 million

             Revenues for the second quarter and first half of 2001 were 3% and 24% lower, respectively, as to the comparable periods in 2000.  Operating income in the second quarter and first half of 2001 were 37% and 42% lower, respectively as to the comparable periods in 2000.  The decreases in revenue and operating income on a quarter to date basis resulted primarily from a combination of higher depletion expense and lower average log prices.  During the second quarter of 2001, the Partnership started to produce log revenue from the recently acquired Columbia tree farm in southwest Washington.  For the second quarter and on an ongoing basis, this will make comparative Fee Timber earnings look less favorable as higher average depletion expenses will be incurred due to the higher basis recovery of timber on the Columbia Tree Farm.

             For the first half of 2001, revenues and operating income were lower due to log harvest volumes that were 4.7 MMBF lower, or 20% below the levels of the same period in 2000.  Additionally, average log prices were 8% lower on a year-to-date basis and 7% lower during the second quarter of 2001, as compared to the comparable periods in 2000. Combined with higher depletion expenses, overall Fee Timber earnings were $1.4 million lower in the second quarter and $3.6 million lower in the first half of 2001, than in the comparable periods of 2000.

             The Partnership harvested the following timber and realized the following average log prices from its fee timberlands for the six-month and three-month periods ended June 30, 2001 and 2000:

Year	Softwood Sawlogs		Pulp and Hardwood		Totals

Six Months	Volume	Price	Volume	Price	Volume	Price
Ended June 30:	MMBF	$/MBF	MMBF	$/MBF	MMBF	$/MBF

2001	15.3	$576	4.1	$268	19.4	$510
2000	18.7	$636	5.4	$272	24.1	$554

Three Months	Volume	Price	Volume	Price	Volume	Price
Ended June 30:	MMBF	$/MBF	MMBF	$/MBF	MMBF	$/MBF

2001	8.7	$566	2.4	$268	11.1	$503
2000	8.6	$620	2.4	$248	11.0	$540

MMBF = million board feet
MBF = thousand board feet

             A deteriorating export market and slowing domestic economy have depressed domestic log prices.  The Partnership does not expect a significant improvement in the export or domestic log market during the remainder of 2001.  The weak domestic market for logs in the first half of 2001 compares unfavorably to the first half of 2000, when the domestic market was buoyed by relatively strong prices for export logs.  The average domestic log price realized for the three months ended June 30, 2001 was $550 per MBF as compared to $586 per MBF for the three months ended June 30, 2000.  On a year to date basis the average domestic log price realized was $553 per MBF and $599 per MBF in 2001 and 2000, respectively.

             Domestic log volumes were comparable for the three months ended June 30, 2001 and 2000.  On a year to date basis, domestic log volume is down 22% to 10,532 MBF.  The Partnership has historically harvested a larger proportion of the annual harvest in the first two quarters of the year in order to capture favorable markets due to low seasonal supply at local mills during the winter months. In the first quarter of 2001 log inventories in the Pacific Northwest were high as a result of a mild winter which resulted in a larger than normal supply of logs. Accordingly, the Partnership decided to meter its log production more evenly over the calendar year than has been its recent practice.  The Partnership plans to harvest 27 MMBF from the Hood Canal Tree Farm and 11 MMBF from the Columbia Tree Farm during 2001 if market conditions are stable for the remainder of the year.

             Log revenues from the Partnership’s timberland ownership are significantly affected by export log market conditions. The majority of the Partnership’s export log volume is sold through domestic intermediaries into the Japanese market. Indirect sales to the export market totaled 2,585 MMBF and 2,398 MMBF of softwood logs in the second quarter of 2001 and 2000, respectively, and 4,716 MMBF and 5,266 MMBF for the first half of 2001 and 2000, respectively. The average price realized from the sale of logs to the export market through domestic intermediaries decreased to $603 per MBF in the second quarter of 2001 from $714 per MBF for the same period in 2000, and  $628 per MBF in the first half of 2001 from $730 per MBF for the same period in 2000, due to the deterioration of export market conditions. Log volume sold through the export market increased 8% to 2,585 MBF for the three months ended June 30, 2001 from the comparable period in 2000.  The increase in volume sold through the export market in the second quarter was due to the harvest of timber from the Columbia Tree Farm.  The Columbia Tree Farm is located closer to destinations where logs are delivered for the export market resulting in a larger proportion of its volume sold to these intermediaries than is the case of the Hood Canal Tree Farm volume.

             Pulp and hardwood log volumes were 2.4 MMBF, for each of the three months ended June 30, 2001 and 2000, and 4.1 MMBF and 5.4 MMBF, respectively for the six months, ended June 30, 2001 and 2000. The average price realized on pulp and hardwood logs was $268 and $248 per MBF for the three months, and $268 and 272 per MBF, for the six months, ended June 30, 2001 and 2000, respectively.   The modest increase in price realizations on a quarter to date basis is due to a shift in mix to hardwoods that commanded a higher price than pulp.

             The Partnership’s Hood Canal tree farm is located at a relatively low elevation where harvest activities are possible year-round.  As a result of this competitive advantage, the Partnership has historically harvested and sold a greater portion of the annual harvest in the first half of the year when the supply of logs tends to be lower.  Towards the end of September or October, harvest activities taper off as the Partnership reaches the planned annual harvest volume. The mild winter in late 2000 combined with a slowing U.S. economy resulted in relatively low timber prices in the first half of 2001 due to a large supply of logs on the market while the U.S. economy appears to be in decline.  Timber prices are not expected to improve significantly in the second half of 2001.

Timberland Management and Consulting

             The Partnership operates its Timberland Management and Consulting segment through two wholly owned corporate subsidiaries, Olympic Resource Management LLC (ORMLLC) and ORM Resources Canada Ltd. Revenues and operating income for the Timberland Management and Consulting segment for the six months and three months ended June 30, 2001 and 2000, are as follows:

Six Months Ended:	Revenues	Operating income

June 30, 2001	$5.8 million	$1.8 million
June 30, 2000	5.4 million	0.3 million

Three Months Ended:	Revenues	Operating income

June 30, 2001	$2.9 million	$0.9 million
June 30, 2000	2.8 million	0.3 million

             Revenue was comparable for the three months ended June 30, 2001 and 2000 as a result of an offset between a small decrease in revenue reflecting fewer acres under management for Hancock Timber Resource Group (HTRG) and an increase in revenue earned from forestry consulting services. On a year-to-date basis, revenue has increased $0.4 million and operating income increased $1.5 million. Operating income increased to $0.9 million from $0.3 million for the three months ended June 30, 2001 and 2000 between the six months ended June 30, 2001 and 2000. Operating income increased to $1.8 million from $0.3 million between the six months ended June 30, 2001 and 2000, respectively.  The increases in operating income resulted from reducing operating costs following a reduction in acres under management for HTRG in the first quarter of 2000.  The Partnership (through two of its subsidiaries) managed approximately 210,000 acres for HTRG as of June 30, 2001. Total acres under management for HTRG may continue to change as HTRG’s client portfolios are adjusted.  The current contracts covering management services provided in the western United States and British Columbia each run for one year beginning January 1, 2001.

             As of March 2000, ORMLLC became the manager of approximately 365,000 acres of industrial timberland in Washington, Oregon, and California. Year-to-date results for 2001 reflect the impact of having a full six months of revenue from this contract. However, as a result of the softening of the market for timber properties the underlying management contract for these 365,000 acres was renegotiated in July of 2001.  The new management contract will result in a decrease in management fee revenue beginning in the third quarter of 2001 and an increase in forestry consulting fees that will not be earned until the properties are sold.

             Forestry consulting services are provided in the U.S. and Canada.  The Canadian consulting operations are expected to be sold in 2001 and represent approximately $0.9 million and $0.7 million of revenues for the three months and,  $1.8 million and $1.4 million of revenues for the six months, ended June 30, 2001 and 2000, respectively.

Real Estate

             Prior to the end of second quarter 2001, the Partnership’s income-producing properties consisted primarily of its assets at the resort community of Port Ludlow, Washington, which was sold in August 2001. Accordingly, the majority of the revenue and operating income generated by the Real Estate segment results from operations at Port Ludlow. The Partnership’s Real Estate segment in future periods is expected to primarily consist of residential and commercial property rents (that will partially offset the cost of holding such property), and of revenue from the sale of land to developers or investors.  The Partnership’s remaining Real Estate holdings are located for the most part in Kitsap County, Washington. In addition, the Partnership manages residential and commercial properties in Port Gamble and Kingston, Washington.

             Revenues and operating loss for the Real Estate segment for the six-month and three-month periods ended June 30, 2001 and 2000, are as follows:

Six Months Ended:	Revenues	Operating loss

June 30, 2001	$9.9 million	$(2.2) million*
June 30, 2000	8.3 million	(0.6) million

Three Months Ended:	Revenues	Operating loss

June 30, 2001	$6.6 million	$(0.2) Million
June 30, 2000	5.3 million	(0.3) million

             *  Includes $1.25 million asset impairment charge taken in March of 2001.

             On a year-to-date basis, the $1.6 million increase in Real Estate revenues is due to revenue generated by PLR Management, Inc. (PLR) which the Partnership purchased in January 2001. The majority of the $1.6 million increase in operating loss from 2000 is due to a $1.25 million additional asset impairment expense as a result of continued negotiations to sell the assets at Port Ludlow and a decrease in results of operations at the Partnership commercial properties in Port Ludlow.

Port Ludlow

             The Partnership’s Port Ludlow income-producing properties consisted primarily of the following: the 37-room Heron Beach Inn on Ludlow Bay, a 300-slip saltwater marina, a 27-hole championship golf course, a commercial center, an RV park, a restaurant/lounge, conference center, and the water and sewer utilities serving the area.  PLR, which the Partnership acquired in January 2001, managed a restaurant/lounge, conference center, and a condominium renal pool in Port Ludlow.

             In the second quarter and first half of 2001, the Partnership’s development at Port Ludlow generated revenues of $3.8 million and $5.5 million  through the sale of 13 homes and 0 lots and 18 homes and two lots, respectively.  This compares with revenues of $3.3 million and $5.1 million for the comparable periods of 2000 through the sale of 11 homes and one lot, and 18 homes and 3 lots, respectively.

             Income-producing property revenues in the second quarter of 2001 increased 32% to $2.4 million from $1.8 million in the second quarter of 2000.  The increase in revenue is the result of the Partnership’s acquisition of PLR.  The PLR operations were sold with Port Ludlow in August of 2001.

 Other Land Investments

             The following section describes the Partnership’s land investment activities that will not be included in the Port Ludlow sale and as such will be part of the Partnership’s continuing operations.  Revenue and operating income for the Real Estate segment excluding operations at Port Ludlow for the three months and six months ended June 30, 2001 and 2000, are as follows:

Six Months Ended:	Revenues	Operating loss

June 30, 2001	$0.6 million	$(0.6) million
June 30, 2000	0.4 million	(0.5) million

Three Months Ended:	Revenues	Operating loss

June 30, 2001	$0.5 Million	$(0.1) million
June 30, 2000	0.3 million	(0.1) million

             As part of its July 1999 Growth Management Act (GMA) plan submission, Kitsap County designated Port Gamble as a “Rural Historic Town.”  This designation, upheld by the GMA Hearings Board, provides for substantial new commercial, industrial and residential development of the town utilizing historic land use patterns, densities and architectural character.  The Partnership currently earns rental income from leasing residential and commercial properties in Port Gamble.   The income from these activities offsets a portion of the costs of holding and maintaining these properties.

             The Partnership continues to work with officials in Gig Harbor regarding the development of a 320-acre mixed-use project located within the Gig Harbor city limits.  Current activities include a rezone application to convert a portion of the property from business-park to commercial/retail use.  This year Gig Harbor discovered that it had reached the limits of groundwater withdrawal under its water rights permit from the Washington State Department of Ecology.   The lack of rights will hamper future development activities on the Partnership’s properties (as well as other properties in the city).  Ongoing activities also include providing assistance in the city’s efforts to increase its water rights.

             The Partnership has two additional ongoing residential projects in Kitsap County: Arborwood, a 720-acre residential development in Kingston and Homestead, and a 205-acre residential development in Hansville.  The continued processing of both these projects has been held up in the past due to a pending Washington State Supreme Court case on similar project (owned by another developer).  This case was decided favorably this year.  The company will move forward on completing the entitlement on the Homestead project.  Processing on the Arborwood project will be voluntarily delayed while the company works with County officials on amending the County's Comprehensive Plan and Zoning Code for a more favorable designation for the property.  This process is expected to take several years.

             In July of 2000 a 15-year development agreement was approved and adopted by the City of Bremerton for the Partnership’s West Hills property in the City of Bremerton, Kitsap County.  The West Hills property is a 270-acre mixed-use development.

Other

             The following table sets forth expenses as a percentage of revenues for the three-month and six-month periods ended June 30, 2001 and 2000:

	Three months ended June 30,		Six months ended June 30,

	2001	2000	2001	2000

Revenues	100%	100%	100%	100%
Cost of sales	44	36	37	33
Operating expenses	34	35	44	35
Selling, general, and administrative expenses	9	16	11	16

Operating income	13%	13%	8%	16%

             Cost of sales includes the cost of purchasing and producing tangible goods for sale. Cost of sales for the Partnership will fluctuate due to the various methods for selling and harvesting timber, the basis of the land the Partnership sells, and the quantity of homes sold.  Cost of sales as a percentage of revenue increased in the second quarter and first half of 2001 primarily due to an increase in the number of homes sold at Port Ludlow.  Homes have a relatively high component of cost of sales.   Cost of sales for the fee timber segment increased in the second quarter and first half of 2001 as a result of an increase in depletion expenses recognized from the harvest of timber from the Partnership’s timberland properties.  Depletion expense has increased as a result of the acquisition of the Columbia Tree Farm in March of 2001.  The Timberland Management and Consulting segment does not incur any cost of sales.

             Operating expenses consist of salary and other costs directly attributable to a revenue-producing activity.  The majority of the increase in operating expenses as a percentage of revenue on a year-to-date basis is due to an asset impairment charge of $1.25 million recorded in March of 2001 as a result of negotiations surrounding the sale of Port Ludlow.   Excluding that asset impairment charge, operating expenses were 39% of total revenue in the first half of 2001.  The remaining 4% increase in the operating expense ratio in the first half of 2001 represents the impact of operations at PLR.

             Interest income increased $60,000 in the first six months of 2001, as the Partnership’s average short-term investments were higher than they were in the comparable periods of 2000.  Interest income for the second quarter of 2001 was comparable to second quarter 2000.   Interest expense for the second quarter of 2001 and year-to-date is $0.8 million higher in 2001 than the comparable period in 2000 due to debt financing incurred to purchase the Columbia Tree Farm at the end of the first quarter of 2001.

             The provision for income taxes increased to an expense of $0.3 million in the first six months of 2001,from a tax benefit of $0.1 million in the first six months of 2000.  The increase in the tax provision is the result of increased earnings from the Timberland Management and Consulting segment.

Liquidity and Capital Resources

             Funds generated internally through operations and externally through financing and business divestitures are expected to provide the required resources for the Partnership's capital expenditures.  Management has increased the Partnership’s debt-to-total capitalization ratio to 58% at June 30, 2001 from 24% at December 31, 2000 in order to purchase the Columbia Tree Farm.  Management considers its capital resources to be adequate for its current plans.

             Management has discretion to increase or decrease the volume of logs cut, which has a corresponding impact on net income and cash flow.  Management's current plan is to harvest approximately 38 million board feet (27 MMBF from the Hood Canal tree farm and 11 MMBF from the Columbia tree farm) of timber in 2001.  Since harvest plans are based on demand and pricing, actual harvesting may vary subject to management's ongoing review.

             In the first half of 2001, cash generated by operating activities was $2.3 million and total cash and cash equivalents decreased $9.1 million from the same period in 2000. The majority of the decrease in cash and cash equivalents was due to the acquisition of the Columbia Tree Farm.  This acquisition was funded by $30.0 million in mortgage debt, $17.0 million from a revolving credit facility and $7.6 million in Partnership cash reserves. In addition to the acquisition of the Columbia Tree Farm, $0.2 million in cash was used to purchase PLR in first quarter 2001, and $0.9 million was used for other capital expenditures.

Subsequent Events

             In July 2001, ORMLLC's underlying management contract for the 365,000 acres of industrial timberland in Washington, Oregon, and California was renegotiated as a result of the softening of market for timber properties.

             On August 8, 2001, the Partnership sold its assets at the resort community of Port Ludlow, Washington to Port Ludlow Associates LLC, a new ownership entity formed by HCV Pacific Partners LLC.  Total consideration was approximately $16.7 million, of which approximately two-thirds was in cash and one-third in the form of a three-year note. The note has a term of three years. Neither HCV Pacific Partners LLC or the new entity buyer was affiliated with the Partnership.

Seasonality

             Fee Timber.  The Partnership owns two tree farms in Washington state.  The 72,000 acre Hood Canal tree farm is at a relatively low elevation where harvest activities are possible throughout the year.  As a result of this competitive advantage, the Partnership tends to harvest and sell a greater portion of the annual harvest of this property in the first quarter of the year when the supply of logs tends to be lower.

             Timberland Management and Consulting.  Timberland Management and Consulting operations are not significantly seasonal.

             Real Estate.  The Partnership’s real estate income producing operations tend to be highly seasonal.  The income producing properties located in Port Ludlow included a golf course, marina, and inn. The majority of the revenues from those activities were earned between June and September.  The majority of the Partnership’s overall real estate development revenues have also historically been generated during the summer months.  Sale of the Port Ludlow assets is expected to eliminate this seasonality factor for future periods.

Commitments and Contingencies

             The Partnership’s commitments consist of performance bonds, letters of credit and operating leases entered in the normal course of business.  The Partnership may from time-to-time be a defendant in lawsuits arising in the ordinary course of business.  Management believes that such losses to the Partnership, if any, will not have a material adverse effect on the Partnership’s financial condition or results of operations.

Financial Information about Segments

             Segment financial information is presented in Note 5 of the Partnership's Financial Statements included with this report.

Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

             As of June 30, 2001, the Partnership had $43.0 million of fixed rate debt outstanding with a fair value of approximately $44.6 million. Since the debt bears interest at a fixed rate, the fair value of the debt is affected by changes in market interest rates.  The following table presents principal cash payments (in thousands) for the fixed-rate debt outstanding at June 30, 2001:

Long-term debt including current portion	2001	2002	2003	2004	2005	Thereafter	Interest Rate

Mortgage-Principal payments	-	1,040	1,540	1,540	1,540	37,172	7.63 to 9.65%

Local Improvement District-Principal Payments	-	36	36	36	8	45	6.5 to 8%

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

               None

Item 5: Other Information

               None

Item 6.   Exhibits and Reports on Form 8-K

             Form 8-K.    None

             Exhibits.    None

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2001.

POPE RESOURCES,
A Delaware Limited Partnership
Registrant

By:	POPE MGP, Inc.
Managing General Partner

	By:	/s/ Allen E. Symington

Allen E. Symington
Chairman & Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Thomas M. Ringo

Thomas M. Ringo
Vice President & CFO
(Principal Accounting Officer)