Form 10-Q
period 2001-09-30
POPE RESOURCES LTD PARTNERSHIP
filed 2001-11-14
CIK 784011

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒                    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For Third Quarter and Nine Months Ended September 30, 2001

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

Yes ☒                   No ☐

P A R T  I – FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

Pope Resources

September 30, 2001 and December 31, 2000

(Thousands)	2001
	(Unaudited)	2000

Assets
Current assets: Cash and cash equivalents	$792	$9,882
Accounts receivable	2,224	1,933
Work in progress	1,930	1,504
Current portion of contracts receivable	31	490
Prepaid expenses and other	257	555
Assets held for sale	65	18,790

Total current assets	5,299	33,154

Properties and equipment at cost: Land and land improvements	18,758	9,899
Roads and timber (net of accumulated depletion)	56,247	12,394
Buildings and equipment (net of accumulated depreciation)	4,161	3,847

	79,166	26,140

Other assets:
Contracts receivable, net of current portion	6,290	1,167
Loan fees and other	553	396

	6,843	1,563

	$91,308	$60,857

Liabilities and Partners' Capital
Current liabilities:
Accounts payable	$682	$761
Accrued liabilities	1,582	2,449
Environmental remediation	1,470	1,870
Current portion of long-term debt	2,175	442
Minority interest	419	128
Deposits	115	446

Total current liabilities	6,443	6,096

Long-term debt, net of current portion	41,909	12,801
Deferred profit	112	680
Partners' capital	42,844	41,280

	$91,308	$60,857

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

Pope Resources

Three months and nine months ended September 30, 2001 and 2000

(Thousands, except per unit data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000

Revenues	$12,465	$12,119	$38,602	$39,664
Cost of sales	(4,529)	(4,108)	(14,276)	(13,200)
Operating expenses	(4,265)	(4,956)	(15,701)	(14,612)
Selling general and administrative expenses	(1,149)	(1,940)	(4,151)	(6,466)
Income from operations	2,522	1,115	4,474	5,386

Other income (expense):
Interest expense	(983)	(288)	(2,467)	(937)
Interest income	114	160	330	317
	(869)	(128)	(2,137)	(620)

Income before income taxes and minority interest	1,653	987	2,337	4,766

Income tax provision	(202)	(48)	(454)	64
Income before minority interest	1,451	939	1,883	4,830

Minority interest	(39)	(68)	(264)	(135)

Net income	$1,412	$871	$1,619	$4,695

Allocable to general partners	$19	$12	$22	$62
Allocable to limited partners	1,393	859	1,597	4,633

	$1,412	$871	$1,619	$4,695

Earnings per unit:
Basic	$0.31	$0.19	$0.36	$1.04
Diluted	$0.31	$0.19	$0.36	$1.04

Weighted average units outstanding:
Basic	4,528	4,528	4,528	4,528
Diluted	4,528	4,528	4,528	4,530

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Pope Resources

Nine Months Ended September 30, 2001 and 2000

(Thousands)	2001	2000

Net cash flows from operating activities	$5,559	$7,688

Cash flows from investing activities:
Acquisition of Columbia Tree Farm	(54,611)	-
Acquisition of Port Ludlow Resorts	(222)	-
Proceeds from sale of Port Ludlow	10,654	-
Capital expenditures	(1,272)	(2,105)

Net cash used in investing activities	(45,451)	(2,105)

Cash flows from financing activities:
Cash distributions to unitholders	-	(1,358)
Minority interest distribution	(40)	(212)
Repayment of long-term debt	(16,158)	(325)
Proceeds from debt financing	47,000	-

Net cash provided by / (used in) financing activities	30,802	(1,895)

Net increase/(decrease) in cash and cash equivalents	(9,090)	3,688
Cash and cash equivalents at beginning of year	9,882	4,922

Cash and cash equivalents at end of the nine-month period	$792	$8,610

POPE RESOURCES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2001

1.             The consolidated financial statements as of September 30, 2001 and December 31, 2000 and for the nine-month periods ended September 30, 2001 and September 30, 2000 have been prepared by Pope Resources (“the Partnership”) pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The financial information for the quarters and nine months ended September 30, 2001 and September 30, 2000 is unaudited, but, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.  The financial information as of December 31, 2000, is derived from the Partnership’s audited consolidated financial statements and notes thereto for the year ended December 31, 2000, and should be read in conjunction with such financial statements. The results of operations for the third quarter and nine months ended September 30, 2001 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2001.

2.             The financial statements in the Partnership's 2000 annual report on Form 10-K include a summary of significant accounting policies of the Partnership and should be read in conjunction with this Form 10-Q.

3.             Diluted earnings per unit include the dilutive impact of unit options outstanding.

4.             Supplemental disclosure of cash flow information: Interest paid amounted to approximately $2,314,000 and $1,003,000 for the nine months ended September 30, 2001 and 2000, respectively, and $994,000 and $324,000 for the three months ended September 30, 2001 and 2000, respectively.

5.             Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Partnership adopted SFAS 133 effective January 1, 2001. The adoption of SFAS 133 did not have a significant impact on the financial position, results of operations, or cash flows of the Partnership.

6.             In June 2001, FASB issued SFAS No. 141, "Business Combinations", which addresses financial accounting and reporting for business combinations and SFAS No. 142, " Goodwill and Other Intangible Assets", which addresses accounting and reporting for intangible assets.  The adoption of these statements is not expected to have a material impact on the Partnership's financial condition or results of operations.

7.             On August 8, 2001, the Partnership sold its assets at the resort community of Port Ludlow, Washington to Port Ludlow Associates LLC, a new ownership entity formed by HCV Pacific Partners LLC.  Total consideration was approximately $16.7 million, of which approximately two-thirds was in cash and one-third in the form of a three-year note.

8.             Revenues and operating income by segment for the nine months and three months ended September 30, 2001 and 2000, respectively, are as follows:

Three Months Ended September 30 (Thousands)	Fee Timber	Timberland Management & Consulting	Real Estate	Other	Consolidated
2001
Revenues	$7,250	$2,160	$3,055	$-	$12,465
Income (loss) from operations	3,263	420	(106)	(1,055)	2,522

2000
Revenues	$3,553	$2,894	$5,672	$-	$12,119
Income (loss) from operations	1,881	487	469	(1,722)	1,115

Nine Months Ended September 30 (Thousands)	Fee Timber	Timberland Management & Consulting	Real Estate	Other	Consolidated
2001
Revenues	$17,702	$7,910	$12,990	$-	$38,602
Income (loss) from operations	8,216	2,177	(2,257)	(3,662)	4,474

2000
Revenues	$17,383	$8,286	$13,995	$-	$39,664
Income (loss) from operations	10,488	771	(97)	(5,776)	5,386

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note:  Certain information in this report constitutes forward-looking statements within the meaning of federal securities laws.  Forward-looking information is subject to risks, trends, and uncertainties that could cause actual results to differ materially from those projected.  Those uncertainties include but are not limited to changes in regulations that affect the Partnership’s ability to harvest timber or develop real estate and changes in economic conditions, which can have a significant effect on the price the Partnership can obtain for either its timber or real estate.

                This discussion should be read in conjunction with the Partnership's consolidated financial statements included with this report.

Strategic Focus

                In December 2000, the Partnership announced plans to narrow its strategic business focus to concentrate more on the ownership and management of timberlands.  In accordance with this shift, the Partnership purchased approximately 44,500 acres of timberland in southwest Washington from Plum Creek Timberlands, LP and Plum Creek Marketing, Inc. for $54 million (the “Columbia tree farm”) in March 2001, and, in August 2001, sold its residential development and income-producing properties and operations in the resort community of Port Ludlow, Washington for $16.7 million.  The Partnership was also seeking a buyer for its forestry consulting business in British Columbia earlier this year.  Difficult external business conditions and poor historical financial performance resulted in limited buyer interest.  As a result, a decision has been made to reconfigure the operations and reconsider alternatives at a later date.  Asset impairment and exit costs of $10.1 million related to these transactions were recorded in 2000 and an additional $1.25 million was recorded in March 2001 as a result of continued negotiations on the Port Ludlow sale.

Results of Operations

                The Partnership operates in three primary business segments: (1) Fee Timber, (2) Timberland Management and Consulting, and (3) Real Estate. Fee Timber operations consist of the growing and harvesting of timber from the Partnership’s tree farms.  Timberland Management and Consulting encompasses providing timberland management and forestry consulting services to other owners of timberlands.  Real Estate includes the assets at Port Ludlow that were sold in August 2001 and other investments in land.

Fee Timber

                Fee Timber revenue consists mainly of the harvest and sale of logs from the Partnership’s timber properties that include the 72,000-acre tree farm located in the Hood Canal area of Washington and, starting in April 2001, the newly acquired 44,500 acre Columbia tree farm, which it purchased in March 2001, for $54 million. Fee Timber also includes revenue earned from mineral and tower leases located on the Partnership’s timber properties.

Revenues and operating income for the Fee Timber segment for the three months and nine months ended September 30, 2001 and 2000, are as follows:

Three Months Ended:	Revenues	Operating income
September 30, 2001	$7.3 million	3.3 million
September 30, 2000	3.6 million	1.9 million

Nine Months Ended:	Revenues	Operating income
September 30, 2001	$17.7 million	$8.2 million
September 30, 2000	17.4 million	10.5 million

Revenue for the third quarter and first nine months of 2001 were 103% and 2% higher, respectively, than the comparable periods in 2000.  Revenue for the quarter was higher due to a 7.0 MMBF increase in log volume harvested and a $249,000 land sale.  Operating income in the third quarter was 74% higher than the comparable period in 2000 due primarily to the increase in timber volume harvested, which was partially offset by 5% lower log prices and higher depletion costs resulting from the purchase of the Columbia tree farm.  In the first nine months of 2001, operating income was 22% lower than the comparable period in 2000, due primarily to a combination of higher depletion expense and 7% lower log prices and were offset partially by 2.3 MMBF higher log harvest volumes.

During the second quarter of 2001, the Partnership started to produce log revenue from the Columbia tree farm in southwest Washington.  On an ongoing basis, this will add incremental timber harvest volume, but will also contribute to higher average depletion expenses due to the higher cost basis of timber on the Columbia Tree Farm.

The Partnership harvested the following timber and realized the following average log prices from its fee timberlands for the three months and nine months ended September 30, 2001 and 2000:

Year	Softwood Sawlogs		Pulp and Hardwood		Totals
Three Months Ended September 30:	Volume MMBF	Price $/MBF	Volume MMBF	Price $/MBF	Volume MMBF	Price $/MBF
2001	10.3	$589	2.7	$249	13.0	$518
2000	4.5	$623	1.5	$317	6.0	$547
Nine Months Ended September 30:	Volume MMBF	Price $/MBF	Volume MMBF	Price $/MBF	Volume MMBF	Price $/MBF
2001	25.6	$581	6.9	$260	32.5	$513
2000	23.3	$633	6.9	$282	30.2	$553

MMBF = million board feet

MBF = thousand board feet

A deteriorating export market and slowing domestic economy have depressed domestic log prices.  The Partnership does not expect a significant improvement in the export or domestic log market during the remainder of 2001. On a year-to-date basis, the average domestic log price realized was $564 per MBF and $589 per MBF in 2001 and 2000, respectively.  The weak domestic market for logs in the first nine months of 2001 compares unfavorably to the comparable period in 2000, when the domestic market was buoyed by relatively strong prices for export logs. The average domestic log price realized for the three months ended September 30, 2001 was $580 per MBF as compared to $538 per MBF for the three months ended September 30, 2000.  The increase in average log prices for the three months ending September 30, 2001 from the comparable period in 2000 resulted from selling lower grade export logs to the domestic market and from the sale of poles during the quarter at favorable prices.

Domestic log volumes for the third quarter and nine months ended September 30, 2001 were 199% and 13% higher than the comparable periods in 2000. The reason for the dramatic change in quarter-to-quarter volumes is the harvesting from the Columbia tree farm, which was acquired at the end of the first quarter. In the first quarter of 2001 log inventories in the Pacific Northwest were high as a result of a mild winter which resulted in a larger than normal supply of logs. Accordingly, the Partnership planned to meter its log production more evenly over the calendar year than has been its recent practice.  The Partnership took advantage of relatively favorable domestic market conditions during the three months ended September 30, 2001 by increasing timber harvest in the current quarter from the Hood Canal tree farm. The Partnership plans to harvest a total of 27 MMBF from the Hood Canal tree farm and 10 MMBF from the Columbia tree farm during 2001.  Total harvest volume in the fourth quarter is expected to be less that 5MMBF.

Log revenues from the Partnership’s owned timberland are significantly affected by export log market conditions. The majority of the Partnership’s export log volume is sold through domestic intermediaries into the Japanese market. Indirect sales to the export market totaled 2.7 MMBF and 2.0 MMBF of softwood logs in the third quarter of 2001 and 2000, respectively, and 7.4 MMBF and 7.3 MMBF for the first nine months of 2001 and 2000, respectively. The increase in volume sold through the export market was due to the harvest and sale of timber from the Columbia tree farm.  The Columbia tree farm is located closer to destinations where logs are delivered for the export market resulting in a larger proportion of its volume sold to these intermediaries than is the case of the Hood Canal tree farm volume.

The average price realized from the sale of logs to the export market through domestic intermediaries decreased to $615 per MBF in the third quarter of 2001 from $732 per MBF for the same period in 2000, and fell to $623 per MBF in the first nine months of 2001 from $731 per MBF for the same period in 2000, due to the deterioration of export market conditions.

Pulp and hardwood log volumes were 2.7 MMBF and 1.5 MMBF, respectively for the three months ended September 30, 2001 and 2000, respectively, and 6.9 MMBF for each of the nine months ended September 30, 2001 and 2000. The average price realized on pulp and hardwood logs was $249 and $317 per MBF for the three months, and $260 and $282 per MBF, for the nine months, ended September 30, 2001 and 2000, respectively.   The decrease in price realizations is due to overcapacity in the paper industry brought on by deteriorating overall market conditions.

The Partnership’s Hood Canal tree farm is located at a relatively low elevation where harvest activities are possible year-round.  As a result of this competitive advantage, the Partnership has historically harvested and sold a greater portion of the annual harvest in the first half of the year when the supply of logs tends to be lower.  Towards the end of September or October, harvest activities have historically tapered off as the Partnership reached the planned annual harvest volume. The Columbia tree farm is on average at higher elevations with more restrictions on operability in winter months. Blending the harvest patterns of the two tree farms will create different seasonal harvest patterns from what has been observed in the past.

Timberland Management and Consulting

The Partnership operates its Timberland Management and Consulting segment through two wholly owned corporate subsidiaries: Olympic Resource Management LLC (ORMLLC) and ORM Resources Canada Ltd.  Revenue and operating income for the Timberland Management and Consulting segment for the three months and nine months ended September 30, 2001 and 2000, are as follows:

Three Months Ended:	Revenues	Operating income
September 30, 2001	$2.2 million	$0.4 million
September 30, 2000	2.9 million	0.5 million

Nine Months Ended:	Revenues	Operating income
September 30, 2001	$7.9 million	2.2 million
September 30, 2000	8.3 million	0.8 million

Revenue for the third quarter and first nine months of 2001 were 24% and 5% lower, respectively, than the comparable periods in 2000.   The decrease in revenue resulted primarily from restructuring a contract with one of our management clients to take less in monthly fees but more in back-end (or disposition) fees when client properties are sold.  Operating income decreased to $0.4 million from $0.5 million for the three months ended September 30, 2001 and 2000 as a result of reducing management fees on those properties where we are providing disposition services.  Operating income increased to $2.2 million from $0.8 million for the nine months ended September 30, 2001 and 2000, respectively.  The increase in operating income resulted primarily from increased productivity and cost reductions in forestry consulting operations in the U.S. and Canada.

The Partnership (through two of its subsidiaries) managed approximately 205,000 acres for HTRG as of September 30, 2001. Total acres under management for HTRG may continue to change as HTRG’s client portfolios are adjusted.  The current HTRG contracts covering management services provided in the western United States and British Columbia each run for one year beginning January 1, 2001.  A contract for management services in 2002 is currently being negotiated with HTRG.

As of March 2000, ORMLLC became the manager of approximately 365,000 acres of industrial timberland in Washington, Oregon, and California. Year-to-date results for 2001 reflect the impact of having a full nine months of revenue from this contract. However, as a result of the softening of the market for timber properties the underlying management contract for these 365,000 acres was renegotiated in July of 2001.  As noted above, the new management contract resulted in a decrease in management fee revenue beginning in the third quarter of 2001 and an increase in disposition fees that will be earned when the properties are sold.

Forestry consulting services are provided in the U.S. and Canada.  The Canadian consulting operations were expected to be sold in late 2001 or the first half of 2002.  However, difficult external business conditions and poor historical financial performance resulted in limited buyer interest.  As a result, a decision has been made to reconfigure the operations and reconsider alternatives at a later date.  These operations represent approximately $0.7 million of revenues for each of the three months ended September 30, 2001 and 2000, respectively, and $2.5 million and $2.2 million of revenues for the nine months, ended September 30, 2001 and 2000, respectively.

Real Estate

                Prior to August 2001, the Partnership’s income-producing properties consisted primarily of its assets at the resort community of Port Ludlow, Washington.  These assets were sold in August 2001. Accordingly, the majority of the revenue and operating income generated by the Real Estate segment related to operations at Port Ludlow. The Partnership’s Real Estate segment in future periods is expected to primarily consist of residential and commercial property rents and of revenue from the sale of land to developers or investors.  The Partnership’s remaining Real Estate holdings are located for the most part in Kitsap County, Washington. In addition, the Partnership manages residential and commercial properties in Port Gamble and Kingston, Washington.

Revenues and operating income for the Real Estate segment for the three months and nine months ended September 30, 2001 and 2000, are as follows:

Three Months Ended:	Revenues	Operating loss
September 30, 2001	$3.1 million	$(0.1 million	)
September 30, 2000	5.7 million	0.5 million

Nine Months Ended:	Revenues	Operating income/(loss	)
September 30, 2001	$13.0 million	(2.3 million	)
September 30, 2000	14.0 million	(0.1 million	)

*  Includes $1.25 million asset impairment charge taken in March 2001.

On a year-to-date basis, the $1.0 million decrease in Real Estate revenues is due to the sale of Port Ludlow partially offset by revenue generated by PLR Management, Inc. (PLR) which the Partnership purchased in January 2001. The majority of the $2.2 million increase in operating loss from 2000 is due to a $1.25 million additional asset impairment expense as a result of continued negotiations to sell the assets at Port Ludlow and weakened results of operations at the commercial properties in Port Ludlow.

Port Ludlow Sale

On August 7, 2001, Pope Resources sold its 1,300 acre Port Ludlow, Washington resort and real estate development assets to Port Ludlow Associates LLC, a new ownership entity formed by HCV Pacific Partners LLC.  The resort assets include the 37-room Heron Beach Inn, a 300-slip saltwater marina, a 27-hole championship golf course, conference center, commercial center, RV park, a restaurant/lounge and related facilities, and water and sewer utilities serving the area.  The real estate development assets include approximately 100 developed lots and raw land for the development of 450 additional residential lots that will complete the build-out of this master planned resort community.  The sales price for the property was approximately $16.7 million, of which approximately two-thirds was in cash and one-third in the form of a three-year note.  Cash proceeds were used to pay down debt associated with the Partnership's recent timberland acquisition in southwest Washington. The note accrues interest at 10% per year and is secured by a deed of trust on the developed and undeveloped lots included in the sale.  Partial payment of the note is due as the buyer sells each lot, and payment in full is due on August 8, 2004.

Other Land Investments

The following section describes the Partnership’s land investment activities that were not included in the Port Ludlow sale and as such are included in the Partnership’s continuing operations.  Revenue and operating income for the Real Estate segment excluding operations at Port Ludlow for the three months and nine months ended September 30, 2001 and 2000, are as follows:

Three Months Ended:	Revenues	Operating loss
September 30, 2001	$0.5 million	$(0.1 million	)
September 30, 2000	0.3 million	(0.1 million	)

Nine Months Ended:	Revenues	Operating loss
September 30, 2001	$1.1 million	(0.4 million	)
September 30, 2000	0.7 million	(0.6 million	)

Revenue primarily represents rent earned on residential and commercial leases at Port Gamble, Washington and revenue generated from the sale of lots from two projects (Seabeck and Grandridge) that are nearly complete.  The operating loss includes costs incurred while the Partnership pursues zoning and development entitlements to maximize value from the Partnership’s land investments.  The current status of these pursuits is described below.

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

The Partnership has two additional ongoing residential projects in Kitsap County: Arborwood, a 720-acre residential development in Kingston and Homestead, and a 205-acre residential development in Hansville.  Pursuing additional entitlements for both of these projects has been held up in the past due to a pending Washington State Supreme Court case on a similar project owned by another developer.  This case was decided favorably this year.  The Partnership intends to move forward on completing the entitlement on the Homestead project, however, processing on the Arborwood project will be voluntarily delayed while the Partnership works with County officials on amending the County's Comprehensive Plan and Zoning Code for a more favorable designation for the property.  This process is expected to take several years.

In July 2000, a 15-year development agreement was approved and adopted by the City of Bremerton for the Partnership’s West Hills property in the City of Bremerton, Kitsap County.  The West Hills property is a 270-acre mixed-use development.  The Partnership is currently working with the City of Bremerton to obtain access to water for the property’s future development.

Other

The following table sets forth expenses as a percentage of revenues for the three months and nine months ended September 30, 2001 and 2000:

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
Revenues	100%	100%	100%	100%
Cost of sales	36	34	37	33
Operating expenses	34	42	41	37
Selling, general, and administrative expenses	9	15	11	16
Operating income	21%	9%	11%	14%

Cost of sales includes the cost of purchasing and producing tangible goods for sale. Cost of sales for the Partnership will fluctuate due to the various methods for selling and harvesting timber, the basis of the land the Partnership sells, and (prior to August 2001) the quantity of homes sold.  Cost of sales as a percentage of revenue increased in the third quarter and first nine months of 2001 as a result of an increase in depletion expenses recognized from the harvest of timber from the Partnership’s timberland properties.  Depletion expense has increased as a result of the acquisition of the Columbia tree farm in March of 2001.  The Timberland Management and Consulting segment does not incur any cost of sales.

Operating expenses consist of salary and other costs directly attributable to a revenue-producing activity.  The majority of the increase in operating expenses as a percentage of revenue on a year-to-date basis is due to an asset impairment charge of $1.25 million recorded in March 2001 as a result of negotiations surrounding the sale of Port Ludlow.  Excluding the asset impairment charge the operating expense ratio is 37%.  The decrease in operating expenses as a percentage of revenue on a quarter-to-date basis is due to a combination of reduced operating expenses in the Timberland Management and Real Estate segments partially offset by an increase in operating expenses in the Fee Timber segment.   The decrease in expenses in Timberland Management is the result of increased productivity and cost reductions in forestry consulting operations in the U.S. and Canada.  Operating expenses in the Real Estate segment have decreased following the sale of operating assets at Port Ludlow.  Finally operating expenses have increased in the Fee Timber segment as a result of the acquisition of the Columbia tree farm.

Selling general and administrative expenses as a percentage of revenue have decreased to 6% on a quarter to date basis and 5% on a year to date basis.  These decreases result from cost saving measures that began in the later part of 2000 and continue through the current year following the disposition of Port Ludlow.

Interest income increased $13,000 in the first nine months of 2001, as the Partnership’s average short-term investments were higher than they were in the comparable periods of 2000. Interest income for the third quarter of 2001 decreased $46,000, as compared to the same period in 2000, due to a decline in short term investments.   Interest expense for the third quarter of 2001 and year-to-date increased $0.7 and $1.5 million, respectively, due to debt financing incurred to purchase the Columbia tree farm at the end of the first quarter of 2001.

The provision for income taxes increased to an expense of $0.5 million for the first nine months of 2001, compared to a tax benefit of $64,000 for the same period in the prior year. For the third quarter, income tax expense increased to $0.2 million in 2001 from $48,000 in 2000.  The increase in the tax provision is the result of increased earnings from the Timberland Management and Consulting segment.

Liquidity and Capital Resources

Funds generated internally through operations and externally through financing and business divestitures are expected to provide the required resources for the Partnership's capital expenditures.  Management has increased the Partnership’s debt-to-total capitalization ratio to 51% at September 30, 2001 from 24% at December 31, 2000 in order to purchase the Columbia tree farm.  Management considers its capital resources to be adequate for its current plans.

Management has discretion to increase or decrease the volume of logs cut, which has a corresponding impact on net income and cash flow.  Management's current plan is to harvest approximately 37 million board feet (27 MMBF from the Hood Canal tree farm and 10 MMBF from the Columbia tree farm) of timber in 2001.  Since harvest plans are based on demand and pricing, actual harvesting may vary subject to management's ongoing review.

In the first nine months of 2001, cash generated by operating activities was $5.6 million. Cash generated from operating activities, cash received from the disposition of Port Ludlow, and proceeds from new debt were invested as follows:

Columbia tree farm	$54.6 million
PLR Management, Inc. (sold in August 2001)	0.2 million
Other capital investments (includes 0.7 million of reforestation and capitalized road costs)	1.3 million
Total	$56.1 million

Total cash and cash equivalents decreased $9.1 million from December 31, 2000. The majority of the decrease in cash and cash equivalents was due to the acquisition of the Columbia tree farm.  This acquisition was funded by $30.0 million in mortgage debt, $17.0 million from a revolving credit facility and $7.6 million in Partnership cash reserves. During the third quarter of 2001, the Partnership used $10.7 million in proceeds from the Port Ludlow disposition and cash generated by operating activities to reduce the balance in the $17.0 million credit facility used in the acquisition of the Columbia tree farm. As a result of applying proceeds from the Port Ludlow disposition, and cash generated by operations, the balance of the revolving credit facility at September 30, 2001 was $1.1 million.

Seasonality

                Fee Timber.  The Partnership owns two tree farms in Washington state.  The 72,000-acre Hood Canal tree farm is at a relatively low elevation where harvest activities are possible throughout the year.  As a result of this competitive advantage, the Partnership tends to harvest and sell a greater portion of the annual harvest of this property in the first quarter of the year when the supply of logs tends to be lower.  Harvest activities from the Partnership’s 44,500-acre Columbia tree farm are expected to be concentrated between the months of April and October.

                Timberland Management and Consulting.  Timberland Management and Consulting operations are not significantly seasonal.

                Real Estate.  The majority of the Partnership’s overall real estate development and income producing property revenues have historically been generated during the summer months.  Sale of the Port Ludlow assets is expected to eliminate this seasonality factor for future periods.

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

Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

As of September 30, 2001, the Partnership had $43.0 million of fixed-rate debt outstanding with a fair value of approximately $44.4 million. Since the debt bears interest at a fixed rate, the fair value of the debt is affected by changes in market interest rates.  The following table presents principal cash payments (in thousands) for the fixed-rate debt outstanding at September 30, 2001:

Long-term debt including current portion	2001	2002	2003	2004	2005	Thereafter	Interest Rate
Mortgage - Principal payments	-	1,040	1,540	1,540	1,540	37,172	7.63% to 9.65%

Local Improvement District - Principal Payments	-	36	36	36	8	45	6.5% to 8%

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

                  None

Item 5: Other Information

                  None

Item 6.   Exhibits and Reports on Form 8-K

                Form 8-K. The Partnership filed one report on Form 8-K during the quarter ended September 30, 2001:

The Partnership disclosed that on August 7, 2001 the Partnership sold its its 1,300 acre Port Ludlow, Washington resort and real estate development assets.

                Exhibits.    None

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 13, 2001.

POPE RESOURCES,
A Delaware Limited Partnership

By:	POPE MGP, Inc.
Managing General Partner

By:	/s/ Allen E. Symington
Allen E. Symington
Chairman and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Thomas M. Ringo
Thomas M. Ringo
Vice President and CFO
(Principal Accounting and Financial Officer)