Form 10-K405
period 2001-12-31
POPE RESOURCES LTD PARTNERSHIP
filed 2002-04-01
CIK 784011

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of Securities Exchange Act of 1934 (the “Exchange Act”)

For the fiscal year ended December 31, 2001

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from to

Commission File No. 1-9035

Pope Resources, A Delaware Limited Partnership

(Exact name of registrant as specified in its charter)

Delaware	91-1313292
(State of Organization)	(IRS Employer I.D. No.)

19245 Tenth Avenue NE, Poulsbo, WA 98370
(Address of principal executive offices Zip Code)

Registrant’s telephone number, including area code: (360) 697-6626

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

Yes   ☒   No   ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.

☒

Approximate aggregate market value of the non-voting equity in the form of units held by nonaffiliates of the registrant as of March 7, 2002 was $46,845,287.

Documents incorporated by reference:  See Item 14.  Exhibit Index Item IV.

PART I

Item 1.              BUSINESS

OVERVIEW

Pope Resources, A Delaware Limited Partnership (the “Partnership”), was organized in October 1985 as a result of a spin-off by Pope & Talbot, Inc. (P&T), Pope & Talbot Development, Inc. and other P&T affiliates, of certain of their timberland and real estate development assets, including two subsidiaries: Ludlow Water Company and Gamble Village Water & Sewer Company.

The Partnership currently operates in three primary business segments: (1) Fee Timber, (2) Timberland Management and Consulting, and (3) Real Estate.  Fee Timber operations consist of the growing and harvesting of timber from the Partnership’s tree farms.  Timberland Management and Consulting encompasses providing timberland management and forestry consulting services to third-party owners of timberlands.  Until August 2001, Real Estate operations consisted primarily of residential development and income-producing property operations in the resort community of Port Ludlow, Washington.  Real Estate operations currently consist of efforts to enhance the value of the Partnership’s land investments by obtaining the entitlements necessary to make further development possible.

DESCRIPTION OF BUSINESS SEGMENTS

Fee Timber

Operations.  The Partnership’s Fee Timber segment consists of operations surrounding management of the Partnership’s core assets: the Hood Canal tree farm which consists of 72,000-acres located in the Hood Canal area of Washington which the Partnership has held since its formation, and the 40,000-acre Columbia tree farm located in the southwestern area of Washington state which the Partnership purchased in March 2001.  The Partnership views its two tree farms as core holdings and now manages them as a single operating unit.  Operations on the tree farms consist of the growing of timber to its optimal harvest age and the subsequent harvesting and marketing of timber and timber products to both domestic and Pacific Rim markets.  The Partnership’s Fee Timber segment produced 52%, 42%, and 46% of the Partnership’s consolidated gross revenues in 2001, 2000, and 1999, respectively.

Inventory.  The dominant timber species on the Partnership’s tree farms is Douglas fir.  Douglas fir is noted for its strength, flexibility and other physical characteristics that make it generally preferable to other softwoods and hardwoods for the production of construction grade lumber and plywood.  As of December 31, 2001, the tree farms’ total merchantable inventory volume (Hood Canal and Columbia tree farms) was estimated to be 473 million board feet (MMBF).  Prior to 2001 the Partnership’s merchantable timber inventory volumes of 376 MMBF and 383 MMBF as of December 31, 2000 and 1999, respectively, represented the Hood Canal tree farm only.  Merchantability is defined as timber inventory in productive timber stands older than 34 years of age, which represents management’s estimate of when merchantable value would be assigned to the timber in a timberland sale.  Stands are not normally at their economic rotation age until after 39 years.  The economic rotation age varies by geographic site and specie.  Economic rotation age represents the estimated optimal age to harvest a specific stand of timber.

The Partnership’s merchantable inventory is spread between age classes as follows:

Age Class	Volume (in MMBF)
35 to 39	51
40 to 44	48
45 to 49	59
50 to 54	79
55 to 59	67
60 to 64	96
65 +	73
473

The 2001 inventory volume takes into account the new Forests and Fish rules that supplement Washington State’s forest practice regulations to provide for expanded riparian management zones, wildlife leave trees, and other harvest restrictions.  The timber inventory volume is accounted for by the Partnership’s standing timber inventory system, which utilizes periodic statistical sampling of the timber (cruising) with annual adjustments made for estimated growth and the depletion of areas harvested.

The Hood Canal tree farm has a large number of acres with mature timber and an even larger number of acres with relatively immature trees resulting in an age class gap.  The Partnership’s acquisition of the Columbia tree farm served to partially fill in this age-class gap.  Over the next five years, the Partnership plans to seek out opportunities to make additional reasonably priced timberland acquisitions to continue to fill in this age-class gap.

The Partnership’s tree farms total approximately 112,000 acres.  Of total acres, approximately 97,000 acres are designated productive acres.  Productive acres represent land that is suitable for growing and harvesting timber and excludes acreage that is unavailable for harvest because it is in one of the following categories: wetlands, riparian management zones (stream set-asides), roads, and other land characteristics that inhibit its suitability for growing or harvesting timber.  Total productive acres are spread by timber age class as follows:

Age Class	Acres
Clearcut	1,327
0 to 4	7,190
5 to 9	10,482
10 to 14	10,563
15 to 19	16,810
20 to 24	13,557
25 to 29	6,765
30 to 34	4,669
35 to 39	4,109
40 to 44	3,248
45 to 49	3,318
50 to 54	3,999
55 to 59	3,633
60 to 64	4,564
65 +	3,256
97,490

The Partnership’s annual harvest policy is to schedule harvesting to coincide with a given stand’s economic rotation age, consistent with rate-of-harvest regulations in the State Forest Practices Act.  From year to year the policy allows for flexibility in response to external market conditions.  For instance, when log markets are weak, annual harvest levels might be reduced whereas in strong log markets annual levels may be above the average.  The Partnership’s harvesting schedules are based on both inventory data and projected growth rates.  Inventory data includes species, site index, classification of soils, volume, size and age of the timber.  From this information, the Partnership develops its annual and long-term harvest plans predicated on existing and anticipated economic conditions with the objective of maximizing long-term values.

Marketing and Markets.  The Partnership markets timber using one of two methods: manufactured log sales, and “stumpage sales”.  Under the manufactured log method, the Partnership engages independent logging contractors to harvest the standing timber and manufacture it into logs that the Partnership then sells on the open market.  Logs produced are sold both domestically and internationally.  Nearly all of the Partnership’s timber sold in 2001 was marketed in this fashion.  One of the principal international markets served is the Pacific Rim.  Logs going to this destination are generally sold to brokers who in turn sell direct to offshore destinations.  Japan is by far the largest buyer of logs in the Pacific Rim market, though Korea and China are significant from time to time.

Under the stumpage sale method, standing timber is sold to purchasers who manage the harvesting and marketing of the timber.  These operations are governed by provisions of the sales contract and are closely monitored by the Partnership to facilitate sound forestry and stewardship practices and regulatory compliance.  Stumpage sales are generally used in unique situations when the Partnership believes returns can be improved by selling timber immediately “on the stump” rather than waiting for the harvest to be completed and selling manufactured logs.

Customers.   The Partnership sells its logs domestically to lumber mills (and other processors of wood fiber) located throughout western Washington and northwest Oregon.  Timber sold to the export market is sold to export intermediaries located at the ports of Tacoma and Longview.  The cost of transporting logs places limits on the range of destinations to which the Partnership can profitably sell its logs.

The Fee Timber segment had two major customers that represented 12% and 9% of segment revenue, respectively, in 2001.

Competition.  There are many competitors of the Partnership who are, for the most part, comparable in size or larger.  Forest product suppliers compete on the basis of quality, pricing and the ability to satisfy volume demands for various types and grades of logs to respective markets.  Management believes that the location, type and grade of the Partnership’s timber will enable it to effectively compete in these markets.  However, the Partnership’s products are subject to increasing competition from a variety of non-wood and engineered wood products as well as competition from foreign-produced products.

Forestry and Stewardship Practices.  The Partnership’s timberland operations incorporate management activities that include reforestation, control of competing brush in young stands, thinning of the timber to achieve optimal spacing after stands are established, and fertilization.  During 2001, the Partnership planted 667,000 seedlings on 2,100 acres of the Partnership’s tree farms.  This compares to the years 2000 and 1999 in which the Partnership planted 644,000 and 1,003,000 seedlings on 1,500 and 2,100 acres, respectively.  The number of acres and seedlings planted will vary from year to year based upon harvest level and timing of harvest and weather conditions that affect seedling survival.  Management’s policy is to stay current on its reforestation program, returning all timberlands to productive status as soon as economically feasible following harvest.

Governmental Regulation.  In the operation and management of its tree farms, the Partnership is subject to federal and state laws that govern land use.  Management’s objective is to be in compliance with such laws and regulations at all times.  We anticipate that increasingly strict requirements relating to the environment, threatened and endangered species, natural resources, forestry operations, and health and safety matters, as well as increasing social concern over environmental issues, may result in additional restrictions on the timber operations of the Partnership.  This will in turn result in increased costs, additional capital expenditures, and reduced operating flexibility.  Although management does not consider current laws and regulations to be materially burdensome, there can be no assurance that future legislative, governmental, or judicial decisions will not adversely affect the Partnership’s operations.  See "—Governmental Regulation", below.

Fire Management.  Risk of loss from fire, while possible on any timberland, is minimized on Partnership’s lands for several reasons.  First, the Partnership maintains a well-developed road system that allows access and quick response to any fire that may occur.  Second, management maintains a fire plan and program that provides for increased monitoring activities and requires all operators to maintain adequate fire suppression equipment during the summer fire season.  The Washington State Department of Natural Resources is ultimately responsible for all fire suppression activities in the state.

Timberland Management and Consulting

Background.  In March 1997, the Partnership’s unitholders authorized management to expand its timberland business with the Investor Portfolio Management Business (IPMB).  The IPMB has two complementary business strategies: (a) timberland management and (b) portfolio development.  In 1997, the Partnership formed its wholly-owned subsidiaries ORM, Inc. and Olympic Resource Management LLC (ORMLLC) to facilitate the IPMB activities.  In 1998, ORMLLC formed its wholly-owned subsidiaries ORM International, Inc. and ORM Resources Canada Ltd. to acquire the timberland management and forestry consulting assets and employees of Simons Reid Collins, a division of H.A. Simons Ltd. of Vancouver, British Columbia.

Operations.  The Timberland Management and Consulting segment’s key operation is providing various aspects of timberland management services to third-party timberland owners.  The Partnership earns revenue from management and consulting fees received from third-party timberland owners.  This segment produced 20%, 22%, and 23% of the Partnership’s consolidated gross revenues in 2001, 2000, and 1999, respectively.

Timberland Management.  ORMLLC currently has over 460,000 acres under management in Washington, Oregon, and California, and another 61,000 aces of timberland is under management in British Columbia through its subsidiary ORM Resources Canada Ltd.  Total acres under management will continue to change as portfolios are adjusted by our client-owners.  Current management contracts run for one year and are subject to renewal in the fourth quarter of 2002.  Fee income is generated directly and indirectly by providing services to large investors in acquiring, managing, and/or eventually disposing of timberland investments.  Disposition services are currently being provided to one of the timberland management clients.  Over time such dispositions are expected to reduce acres under management by over 300,000 acres.  If successful, these disposition activities will reduce management fee revenue but increase non-recurring disposition fee income.  The Partnership is actively seeking other opportunities to manage timberlands on behalf of current and prospective clients.

Portfolio Development.  ORMLLC, has in the past sought investors interested in developing risk-diversified portfolios of timberland.  Portfolio development’s goal is to build and manage diversified portfolios of timberlands for third-party investors, sometimes acting exclusively as an investment manager, while at other times co-investing as a partner on behalf of Pope Resources.  To date, ORMLLC has not been successful at developing a client base for the portfolio development business.  The Partnership does not expect portfolio development activities to be a focus of management’s time for the foreseeable future.

Forestry Consulting.  In addition to its timberland management activities, ORMLLC also earns revenue by providing forestry consulting services to third-party owners and managers of timberland assets in Washington, Oregon, and California.  ORM Resources Canada Ltd. provides forestry consulting services in technical services, inventory, and field services throughout Canada, and until 2001, in Argentina and Jamaica.  As part of its year 2000 strategic refocusing, the Partnership decided to dispose of its British Columbia forestry consulting operations, but was not successful in doing so during 2001.  As a result, the Partnership decided to rationalize its Canadian operations by discontinuing less profitable services (including services provided in Argentina and Jamaica) to focus only on the most profitable business lines: field services, inventory and technical services.

Marketing.  ORMLLC pursues third-party timberland management opportunities in North America through direct marketing to timberland owners.  Marketing includes regular contact with forest product industry representatives to develop new business opportunities.  ORMLLC has developed brochures and other marketing materials that describe the services provided through the Timberland Management and Consulting segment.  The Partnership’s acquisition and disposition activities keep management informed of changes in timberland ownership that can represent opportunities for the Partnership to market its services.

Customers.  Timberland management revenue includes two major customers representing 62% of segment revenue in 2001.  Revenue from these management contracts, disposition service contracts and additional services are provided under agreements that expire during the fourth quarter of 2002.

Competition.  ORMLLC and its subsidiaries compete against both larger and smaller companies providing similar services.  The larger competitors may have access to larger amounts of capital and increased economies of scale that can put the Partnership at a competitive disadvantage.  Smaller companies compete effectively on price for limited scope assignments.

Real Estate

Background.  The Partnership’s Real Estate activities are closely associated with the management of its timberlands.  After logging its timberlands, the Partnership has the option of reforesting the land, developing it for sale as improved property, or selling it in developed or undeveloped acreage tracts.  Management continually evaluates its timberlands in terms of best economic use, whether this means continuing to grow timber or reclassifying the property for sale or development.  As the Partnership reclassifies timber properties for sale or development, the Partnership may replace such properties with timberland purchases in more remote areas.

In 2001, the Real Estate segment consisted of the following components:

Sold in August 2001	Continuing Real Estate Operations
Port Ludlow:	Commercial/residential leases:
Residential development	Port Gamble
27-hole golf course	Kingston
300-slip marina
37-room Heron Beach Inn	Other land investments:
Leased retail/office space	Gig Harbor
Water and sewer utilities	Bremerton
Hansville
Grandridge (Port Orchard)
Seabeck

Port Ludlow.  In 1991, the Partnership became a partner in Ludlow Associates, a Washington partnership, for the purpose of owning the Heron Beach Inn on Ludlow Bay, and in 1993, formed Ludlow Bay Realty, Inc.  In 1998, Ludlow Associates was dissolved and the Partnership acquired the entire ownership of the Heron Beach Inn on Ludlow Bay.  Also at that time the Partnership (a) formed the following wholly owned subsidiaries: Olympic Property Group LLC, Olympic Real Estate Development LLC, and Olympic Resorts LLC, (b) changed the name of Ludlow Bay Realty, Inc. to Olympic Real Estate Management, Inc., and (c) changed the name of Ludlow Water Company to Olympic Water and Sewer, Inc.

Operations before the Port Ludlow Disposition.  The operations of these entities consisted of real estate development and commercial property operations in Port Ludlow, Washington and, to a lesser extent, investments in land located in Kingston, Hansville, Seabeck, Gig Harbor, and Bremerton, Washington. Residential development in Port Ludlow consisted of the sale of single-family homes, finished lots and undeveloped acreage.  Port Ludlow is an active adult community and resort on approximately 2,000 acres of which 1,300 acres were included in the August 2001 sale.  In addition to the residential development activities, assets at Port Ludlow included several commercial property operations including a golf course, marina, inn, leased retail and office space, and water and sewer utilities.  In August 2001, the Partnership sold its residential development and commercial property assets in Port Ludlow, along with ownership of Olympic Water and Sewer, Inc.  The Real Estate segment produced 28%, 36%, and 31% of the Partnership’s consolidated gross revenues, in 2001, 2000, and 1999, respectively, the majority of which was generated by the Port Ludlow operations.  Port Ludlow produced 25%, 34%, and 26% of the Partnership’s consolidated gross revenues, in 2001, 2000, and 1999, respectively.

Operation after the Port Ludlow Disposition.  Real Estate operations following the Port Ludlow transaction will include the following residential and commercial properties in Port Gamble and the sale of developed lots at the Seabeck and Grandridge plats.

Port Gamble.  As part of its July 1999 Washington State Growth Management Act (GMA) plan submission, Kitsap County designated Port Gamble as a “Rural Historic Town.”  This designation, upheld by the GMA Hearings Board, provides for substantial new commercial, industrial and residential development of the town utilizing historic land use patterns, densities and architectural character.  The Partnership also initiated a legislative amendment to the GMA, signed into law in March 2000 that provides additional clarification and opportunities for designations involving national historic townsites.  The Partnership is now in a position to better evaluate potential opportunities and strategies for redevelopment of the Port Gamble townsite.  The P&T settlement in January 2002 resulted in the Partnership taking over the millsite as well as providing for the initiation of environmental cleanup activities.  These outcomes of that settlement represent significant steps toward defining Port Gamble’s future.  See "Management's Discussion and Analysis of Financial Condition and Results of Operations—Results of Operations—Real Estate—Environmental Remediation Costs."

Seabeck/Grandridge.  The Partnership sells developed lots from Seabeck located in Seabeck, Washington and Grandridge located in Port Orchard, Washington.  The Seabeck plat had 11 unsold lots at December 31, 2001.  Grandridge had 10 unsold lots at December 31, 2001.

Other Land Investments.  The Partnership is also involved in adding value to other real estate development properties located in Bremerton, Gig Harbor, Kingston, and Hansville, Washington, through obtaining approved development plans.  These investments are long term in nature.  With the passage of the Growth Management Act in the early 1990’s, the Partnership worked to place as many of its properties as possible within designated Urban Growth Areas to increase long-term values.  Value adding activities include securing favorable zoning and obtaining final plat approvals to allow for the highest and best use of the properties.  Once the Partnership has maximized the land value, options will be considered to realize value from the properties, including outright sale or joint ventures with experienced property developers.  The Partnership expects to realize sales revenue from portions of the aforementioned properties within the next five years.

Bremerton.  The City of Bremerton approved the request for a planned development on the Partnership’s 233-acre mixed-use property within the city limits of Bremerton.  The planned development has a mix of industrial and residential uses.  In July 2000, a 15-year development agreement was approved and adopted by the City of Bremerton.  Notwithstanding that this project has full approval for the first phase of the industrial park, management's view is that market conditions are not yet ripe for project initiation.

Gig Harbor.  Gig Harbor, a suburb of Tacoma, is the site of a 326-acre mixed-use development consisting of 200 acres for residential development; 126 acres for a business park; and a site for a neighborhood commercial center.  The Partnership continues to work with officials in Gig Harbor regarding this development.  The Partnership applied for an amendment to the comprehensive plan to rezone a portion of the Gig Harbor property from business-park to commercial retail.  The application is pending.

Kingston and Hansville.  There are two other on-going projects in Kitsap County, a 714-acre residential development in Kingston and a 210-acre residential development in Hansville.  While significant progress has been made in the governmental entitlement process, final approval was delayed pending the outcome of a court case, in which the Partnership was not a party.  In 2000, the Washington State Supreme Court delivered its final decision upholding the vesting of projects to the land use regulations in place at the time of the project application.  The Partnership will now develop a plan with Kitsap County to resume processing the project applications for the two projects.  With respect to Kingston property, the Partnership continued work in 2001 to bring urban-level zoning to some or all the property.  Such new zoning coupled with a proposed new wastewater treatment plant would allow reconfiguration of the existing plan to allow a more diverse set of residential products.

Marketing.  Marketing activities in the Real Estate segment consist of marketing the remaining lots in the Seabeck and Grandridge plats.  The lots are listed for sale with local real estate agents.

Customers.  The Partnership’s customers following the sale of Port Ludlow consist of residential and commercial renters as well as private individuals and residential contractors interested in the purchase of lots.

Competition.  The Partnership’s Real Estate activities following the sale of Port Ludlow consist primarily of adding value to current land holdings.  Once those properties are ready for development, the Partnership will likely seek property developers for a sale or joint venture.  Other bulk parcel owners in the Puget Sound area have similar strategies.

Transportation.  Land values in Jefferson and Kitsap counties are affected by transportation limitations between the Kitsap Peninsula and the Seattle-Tacoma corridor.  The Washington State Department of Transportation has been working for several years to add a new span to the Tacoma Narrows Bridge connecting Tacoma and Gig Harbor.  The project was proposed as a public/private partnership that would be financed through the imposition of tolls.  In November 2000, the Washington State Supreme Court ruled that the financing scheme conflicted with a 1961 law that prevents tolls from being used to improve existing bridges.  In March of 2002, the Washington State legislature passed a law to construct this new span using public financing.  The bridge is expected to be completed in 2007.

Employees

At year-end 2001, the Partnership employed 117 full-time, year-round salaried employees and up to 25 part-time and seasonal personnel, who are distributed between the segments as follows:

Segment	Full Time	Part Time/ Seasonal	Total
Fee Timber	10	7	17
Timberland Management and Consulting	85	16	101
Real Estate	5	1	6
General and Administrative	17	1	18
Totals	117	25	142

None of the Partnership’s employees are subject to a collective bargaining agreement and the Partnership has no knowledge that any steps toward unionization are in progress.  The Partnership considers its relations with its employees to be good.

Government Regulation

Regulatory Structure

Growing and harvesting timber are subject to numerous laws and government policies to protect the environment, non-timber resources such as wildlife and water, and other social values.  Changes in those laws and policies can significantly affect local or regional timber harvest levels and market values of timber-based raw materials.  Real estate development activities are also subject to numerous state and local regulations such as the Washington State Growth Management Act.  In addition, the Partnership is subject to federal, state or provincial, and local pollution controls (with regard to air, water and land); solid and hazardous waste management, disposal and remediation laws and regulations in each segment and all geographic region in which it has operations.

Endangered Species and Habitats.  A number of fish and wildlife species that inhabit geographic areas near or within Partnership timberlands have been listed as threatened or endangered under the federal Endangered Species Act (ESA) or similar state laws in the United States.  Federal ESA listings include the northern spotted owl, marbled murrelet, a number of salmon species, bull trout and steelhead trout in the Pacific Northwest.  Listings of additional species or populations may result from pending or future citizen petitions or be initiated by federal or state agencies.  Federal and state requirements to protect habitat for threatened and endangered species have resulted in restrictions on timber harvest on some timberlands, including some timberlands of the Partnership.  Additional listings of fish and wildlife species as endangered, threatened or sensitive under the ESA and similar state laws as well as regulatory actions taken by Federal or state agencies to protect habitat for these species may, in the future, result in additional restrictions on timber harvests and other forest management practices, could increase operating costs, and could affect timber supply and prices.

Forestry Management Practices.  Forest practice acts in some states in the United States increasingly affect present or future harvest and forest management activities.  For example, in some states, these rules limit the size of clearcuts, require some timber to be left unharvested to protect water quality and fish and wildlife habitat, regulate construction and maintenance of forest roads, require reforestation following timber harvest, and contain procedures for state agencies to review and approve proposed forest practice activities.  Federal, state and local regulations protecting wetlands could affect future harvest and forest management practices on some of the Partnership’s timberlands.

Each state in which the Partnership owns timberlands has developed “best management practices” (BMPs) to reduce the effects of forest practices on water quality and aquatic habitats.  Additional, more stringent regulations may be adopted in order to achieve the following: enhance water quality standards under the federal Clean Water Act; protect fish and wildlife habitats; or advance other public policy objectives.

The regulatory and non-regulatory forest management programs described above have increased operating costs, resulted in changes in the value of timber and logs from the Partnership’s timberlands.  These kinds of programs also can make it more difficult to respond to rapid changes in markets, extreme weather or other unexpected circumstances.  One additional effect may be further reductions in usage of, and some substitution of other products for lumber and plywood.  The Partnership does not believe that these kinds of programs have had, or in 2002 will have, a significant effect on the Partnership’s total harvest of timber, although they may have such an effect in the future.  Further, the Partnership does not expect to be disproportionately affected by these programs as compared with typical owners of comparable timberland owners.  Likewise, the Partnership does not expect that these programs will significantly disrupt its planned operations over large areas or for extended periods.

Water Quality.  The U.S.  EPA also promulgated regulations in 2000 requiring states to develop total maximum daily load (TMDL) allocations for pollutants in water bodies determined to be water quality impaired.  The TMDL requirements may set limits on pollutants that may be discharged to a body of water or set additional requirements, such as best management practices for nonpoint sources, including timberland operations, to reduce the amounts of pollutants.  TMDLs will be established for specific water bodies in many of the states in which the Partnership operates.  TMDLs will be written to achieve water quality standards within 10 years when practicable.  It is not possible at this time to estimate the capital expenditures that may be required for the Partnership to meet pollution allocations until a specific TMDL is promulgated.

Washington State Growth Management Act (GMA)

Land holdings throughout Washington State are affected by the GMA, which requires counties to submit comprehensive plans that identify the future direction of growth and stipulate where population densities are to be concentrated.  The purposes of the GMA include: (1) direct population growth to population centers (Urban Growth Areas), (2) reduce “suburban sprawl”, and (3) protect historical sites.  The Partnership works with local governments within the framework of the GMA to develop its real estate holding to their highest and best use.

Item 2.              PROPERTIES

Property	Segment	Acres/ Sq. Ft.	Type	Owned/ Leased	Encumbrance
Poulsbo headquarters building	G&A	10,000 Sq. Ft.	Office building	Owned	None
Poulsbo auxiliary building	G&A	7,029 Sq. Ft.	Office building	Leased	None
Hood Canal tree farm	Fee Timber	72,000 acres	Timberland property	Owned	$39.5 Million
Columbia tree farm	Fee Timber	40,000 acres	Timberland property	Owned	None
Port Gamble townsite	Real Estate	131 acres	Land held for development	Owned	None
Kingston	Real Estate	1 acre	Land held for development	Owned	None
Seabeck	Real Estate	23 acres	Lots held for sale	Owned	None
Grandridge	Real Estate	8 acres	Lots held for sale	Owned	None
Bremerton	Real Estate	233 acres	Land held for development	Owned	None
Gig Harbor	Real Estate	326 acres	Land held for development	Owned	None
Hansville	Real Estate	210 acres	Land held for development	Owned	None
Teal Vista	Real Estate	235 acres	Land held for development	Owned	None
Shine Canyon	Real Estate	70 acres	Land held for development	Owned	None
Arborwood	Real Estate	714 acres	Land held for development	Owned	None
Point No Point	Real Estate	163 acres	Land held for development	Owned	None
Other	Real Estate	108 acres	Land held for development	Owned	None

Item 3.              LEGAL PROCEEDINGS

None.

Item 4.              SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Partnership’s unit holders during the fourth quarter of 2001.

PART II

Item 5.                                           MARKET FOR PARTNERSHIP’S UNITS AND RELATED SECURITY HOLDER MATTERS

Market Information

The units are traded on the Nasdaq National Market System.  The Partnership’s units trade under the ticker symbol “POPEZ”.  The following table sets forth the 2000 — 2001 quarterly ranges of low and high prices for the Partnership’s units:

	2000		2001
	High	Low	High	Low
First Quarter	$29.25	$17.75	$24.50	$19.50

Second Quarter	$25.00	$19.75	$20.00	$17.00

Third Quarter	$21.00	$18.13	$20.00	$16.30

Fourth Quarter	$25.50	$19.25	$18.00	$14.00

Unitholders

As of March 7, 2002, there were approximately 808 beneficial holders and 325 registered holders of 4,518,095 outstanding units.

Distributions

All cash distributions are at the discretion of the Partnership’s managing general partner, Pope MGP, Inc.  (the “Managing General Partner”).  During 2001, no cash distributions were declared or paid on the units, except that in October 2001 the Partnership repurchased 10,000 units from one unitholder in a privately-negotiated transaction at the then-market price.  The Partnership intends to make future distributions to cover the estimated flow-through tax liability incurred by unit holders as a result of owning the Partnership’s units.  During 2000, cash distributions totaled $1,811,000 consisting of 10 cents per unit each quarter.

Issuance of Unregistered Securities

The Partnership did not conduct any unregistered offering of its securities in 2001.

Item 6.              SELECTED FINANCIAL DATA

Actual Results.  The financial information set forth below for each of the indicated years is derived from the Partnership’s audited financial statements.  This information should be read in conjunction with the financial statements and related notes included with this report and previously filed with the Securities and Exchange Commission ("SEC").  Per unit amounts reflected below have been restated to reflect the 5-for-1 unit split completed in 1997.

	2001	2000	1999	1998	1997
	(Dollars in thousands, except per unit data)
Statement of Operations Data
Revenues:
Fee Timber (1)	$24,999	$21,444	$23,467	$20,985	$20,082
Timberland Management and Consulting	9,703	11,011	11,705	8,906	—
Real Estate (2)	13,143	18,202	15,681	13,061	10,027
Total Revenues	47,845	50,657	50,853	42,952	30,109

Operating income (loss):
Fee Timber (1)	9,190	12,895	13,609	12,061	11,893
Timberland Management and Consulting (4)	1,685	75	1,861	3,224	(904)
Real Estate (2)(3)	(2,709)	(11,593)	(508)	2,023	(1,251)
General and Administrative	(5,110)	(7,254)	(8,282)	(6,945)	(4,884)
Total operating income (loss)	3,056	(5,877)	6,680	10,363	4,854

Net income (loss)	(432)	(6,251)	5,066	8,792	3,509
EBITDDA	10,583	(2,978)	9,047	11,943	6,164

Earnings (loss) per Unit — Diluted	(.10)	(1.38)	1.11	1.94	0.78
Distribution per Unit	—	0.40	0.40	0.40	0.49

Balance Sheet Data
Total assets	84,187	60,857	66,880	62,706	56,319
Long-term debt	39,208	12,801	13,282	13,818	14,323
Partners’ capital	40,673	$41,280	$49,302	$45,896	$38,911

Other Data
Acres owned/managed (Thousands)	617	655	534	640	74
Fee timber harvested (MMBF)	36.3	37.3	42.0	38.9	33.2
Homes sold	22	34	28	13	14
Lots sold	16	14	48	39	24

(1)                                 The Partnership acquired the Columbia Tree Farm in March 2001.

(2)                                 The Partnership sold its assets and operations in Port Ludlow, Washington in August 2001.  Real Estate results for the 2001-year end include asset impairment costs of $1.3 million resulting from negotiations surrounding the sale of assets in Port Ludlow.

(3)                                 In December 2000, the Partnership recorded an asset impairment charge of $9.2 million as a result of the planned disposition of Port Ludlow.  Year 2000 Real Estate results also include a $2.0 million charge for estimated environmental remediation costs at the Port Gamble Townsite.

(4)                                 In December 2000, the Partnership recorded an asset impairment charge of $0.9 million as a result of the planned disposition of the forestry consulting operations in British Columbia.

Pro Forma Results.  The following chart compares the Partnership’s actual 2001 financial information to the pro forma financial information as if the Port Ludlow disposition had occurred on December 31, 2000 and the Columbia tree farm acquisition had not occurred.

	2001	%	2001	%
	(audited)		(pro forma)
	(Dollars in thousands, except per unit data)
Statement of Operations Data
Revenues:
Fee Timber	$24,999	52%	$15,219	58%
Timberland Management and Consulting	9,703	20%	9,703	37%
Real Estate	13,143	28%	1,255	5%
Total revenues	47,845	100%	26,177	100%

Operating income (loss):
		% of Revenues		% of Revenues
Fee Timber	9,190	19%	8,422	32%
Timberland Management and Consulting	1,685	4%	1,685	6%
Real Estate	(2,709)	(6% )	(884)	(3% )
General and Administrative	(5,110)	(11% )	(4,692)	(18% )
Total operating income (loss)	3,056	6%	4,531	17%

Net income (loss)	(432)	(1% )	2,608	10%
EBITDDA	10,583	22%	6,157	24%

Earnings (loss) per Unit — Diluted	(.10)	N/A	1.00	N/A
Distribution per Unit	—	—	—	—

Balance Sheet Data		% of Assets		% of Assets
Total assets	84,187	100%	55,022	100%
Long-term debt	39,208	47%	12,675	23%
Partners’ capital	40,673	48%	43,713	75%

Other Data
Acres owned/managed (Thousands)	617	—	577	—
Fee timber harvested (MMBF)	36.3	—	27.5	—
Homes sold	22	—	—	—
Lots sold	16	—	14	—

Item 7.                                           MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note:  Certain information in this report constitutes forward-looking statements within the meaning of federal securities laws.  Forward-looking information, which includes forecasted business divestitures and asset purchases, is subject to risks, trends, and uncertainties that could cause actual results to differ materially from those projected.  Those uncertainties include but are not limited to changes to (1) regulations that affect the Partnership’s ability to harvest timber and develop real estate, (2) economic conditions, which can have a significant effect on the price the Partnership can obtain for its timber, real estate, and other investments, and (3) each of those items discussed in “Risk and Uncertainties”, below.  This discussion should be read in conjunction with the Partnership’s audited consolidated financial statements included with this report.

Significant Events in 2001

In December 2000, the Partnership announced plans to narrow its strategic focus to the ownership and management of timberlands, and consulting for owners of such properties.  In accordance with this shift, the Partnership completed two major transactions in 2001.  These transactions represent steps taken in 2001 to focus the Partnership’s efforts more on the ownership and management of timberland resources.

•                         Columbia Tree Farm Acquisition.  In March 2001, the Partnership acquired 44,500 acres of timberland in southwest Washington from Plum Creek Timber Inc.  The Partnership refers to this property as the Columbia tree farm.  To finance the $54.5 million acquisition, the Partnership used $7.5 million in cash, a $30 million mortgage and $17 million in revolving debt.  The revolving debt was later paid off with proceeds from the sale of Port Ludlow and cash generated from operations.  This timberland acquisition will help to fill an age class gap that exists on the Partnership’s Hood Canal tree farm.  The Columbia tree farm merchantable inventory includes age classes that are expected to be at an economically harvestable age during that time period.

•                         Sale of Port Ludlow Properties.  In August 2001 the Partnership sold its assets and operations in the resort community of Port Ludlow, Washington.  As a result of this sale the Partnership recorded $10.1 million of asset impairment and exit costs in 2000 and an additional $1.25 million in 2001.  Upon closing the sale, the Partnership received $10.2 million in cash, a $5.8 million note, and the purchaser assumed $0.5 million in current liabilities.

•                         Certain Consulting Operations.  The Partnership also announced plans in December 2000 to sell its consulting operations in British Columbia.  Efforts to market the consulting operations in 2001 were not successful.  As a result, consulting operations in British Columbia have been restructured to minimize operating expenses and focus on fewer, more profitable market niches.

The above steps resulted in a $2.1 million decrease in general and administrative costs in 2001 as compared to 2000.  These cost reductions were made possible by focusing the Partnership’s efforts on its core competency of managing timberland.

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

The Partnership’s consolidated gross revenues in 2001, 2000, and 1999, on a percentage basis by segment, are as follows:

Segment	2001	2000	1999
Fee Timber	52%	42%	46%
Timber Management	20%	22%	23%
Real Estate	28%	36%	31%

The Partnership projects that, in 2002, the relative percentages between the Fee Timber, Timber Management and Real Estate segments will shift to 70%, 26%, and 4%, respectively, as a result of a full year without the Port Ludlow operations, and a full year with the Columbia tree farm operations. See “Item 6.  Selected Financial Data — Pro Forma Results”.

Further segment financial information is presented in Note 10 to the Partnership’s Consolidated Financial Statements included with this report.

Fee Timber

Revenues and Operating Income

Fee Timber revenue is earned primarily from the harvest and sale of logs from the Partnership’s 112,000 acres of fee timber located in western Washington and to a lesser extent from the sale of gravel and cellular communication tower leases.  Revenue and operating income generated by the Fee Timber segment for each year in the three-year period ended December 31, 2001, are as follows:

Year ended	Timber	Mineral & Cell Tower	Total Fee Timber Revenue	Operating income
December 31, 2001	$24.1 million	$0.9 million	$25.0 million	$9.2 million
December 31, 2000	20.6 million	0.8 million	21.4 million	12.9 million
December 31, 1999	22.7 million	0.8 million	23.5 million	13.6 million

Fiscal Year 2001 compared to 2000.  Fee Timber revenue increased $3.6 million, or 17%, to $25.0 million in 2001 from $21.4 million in 2000.  The increase in revenue is largely the result of the sale of 3,750 acres of timberland from the Columbia tree farm shortly after its acquisition recognizing revenue of $5.2 million.  A smaller timberland sale from the Hood Canal tree farm generated $0.2 million in revenue.  However, the land sale revenue was offset to some degree by an 8% decline in average log prices and a 3% decrease in harvest volume.  Operating income declined $3.7 million, or 29%, to $9.2 million in 2001 from $12.9 million in 2000, primarily as the result of an increase in depletion expense recognized from harvested timber.  Depletion expense has increased as a result of the higher average cost basis of the Partnership’s timber following the acquisition of the Columbia tree farm.  As discussed below, the decline in average log prices realized, and the decrease in harvest volume also negatively affected operating income.  The land sales resulted in operating income of $0.3 million in 2001.  The Partnership regularly adjusts its timberland portfolio of holdings as part of its active management through acquisitions and dispositions of smaller parcels.

Fiscal Year 2000 compared to 1999.  Fee Timber revenue declined $2.1 million, or 9%,  to $21.4 million in 2000 from $23.5 million in 1999.  Operating income declined $0.7 million, or 5%, to $12.9 million in 2000 from $13.6 million in 1999.  The decline in revenue and operating income is primarily due to a decrease in volume harvested that was partially offset by a small improvement in prices.  Timber volume harvested for the year ended December 31, 1999 was high as a result of the purchase and subsequent harvest of 500 acres of timberland during the year.

Export Log Market.  Log revenues from the Partnership’s timberland ownership are significantly affected by export log market conditions.  Sales to the export market totaled 20%, 31%, and 33% of segment revenues for 2001, 2000, and 1999, respectively.  The majority of the Partnership’s export log volume is sold to Japan.  Indirect sales to the export market totaled 8.1 MMBF, 9.1 MMBF, and 11.1 MMBF, of softwood logs for 2001, 2000, and 1999, respectively.  The decrease in volume sold through the export market in 2001 is indicative of the weak export market experienced in 2001.  The decrease in volume sold to the export market in 2000 was consistent with the overall reduction in harvest volumes.  The average price per MBF realized for export logs sold was $620,  $731, and $694, for 2001, 2000, and 1999, respectively.

While the decline in export prices realized in 2001 was primarily caused by the overall weakness in the export market, it also reflects the difference in markets served by the Hood Canal and Columbia tree farms.  The Columbia tree farm is located more closely to destinations used for log exports than the Hood Canal tree farm.  As a result, harvest volume from the Columbia tree farm can be sold to the export market at a higher net price than volume from the Hood Canal tree farm where the cost of transportation makes the sale of logs to the export market less profitable.  Average export prices realized in 2000 increased from 1999 due to an increase in the size and quality of logs sold to the export market in 2000.

Domestic Log Market.  Domestic sawlog volumes were 19.9 MMBF, 19.1 MMBF, and 21.0 MMBF in 2001, 2000, and 1999, respectively.  The 4% increase in domestic volume sold from 2000 to 2001 represents a shift in volume from the export market to the domestic market partially offset by the decline in overall harvest volume.  The year 2000 decrease in volume sold domestically is consistent with the overall decline in harvest volume in 2000.  Average domestic log prices per MBF were $560, $588, and $593 for 2001, 2000, and 1999, respectively.  The weakening of domestic log prices during 2001 is due to volume shifting from the export to the domestic market because of weakness in the export market.  This shift created some supply imbalance that resulted in a weakening of prices.  The decrease in domestic log prices in 2000 reflects the overall slowing of the domestic economy.

Other Timber Products.  Pulp, hardwood, and other log volumes were 8.4 MMBF, 9.1 MMBF, and 9.9 MMBF for 2001, 2000, and 1999, respectively.  Other log volume harvested decreased in 2001 due to the mix of stands harvested during the year.  Other log volumes were down in 2000 relative to 1999 as a result of the decline in overall harvest volumes in 2000.  Other log prices were $254, $283, and $255 per MBF for 2001, 2000, and 1999, respectively.  The decline in other log prices in 2001 relative to 2000 reflects the overall decline in log prices during the year.  The increase in other log prices in 2000 relative to 1999 resulted from the mix of other volume sold during the year, with the Partnership selling more hardwood volume at relatively favorable prices driving the average price up.

Harvest Volumes and Seasonality.  The Partnership harvested the following timber for each year in the three-year period ended December 31, 2001:

Year	Softwood Sawlogs		Pulp, Hardwood, and Other		Totals
	Volume MMBF	Price $/MBF	Volume MMBF	Price $/MBF	Volume MMBF	Price $/MBF
2001	27.9	$577	8.4	$254	36.3	$503
2000	28.2	$634	9.1	$283	37.3	$549
1999	32.1	$628	9.9	$255	42.0	$542

MMBF = million board feet

MBF = thousand board feet

The Partnership’s 112,000 acres of timberland consist of the 72,000-acre Hood Canal tree farm and the 40,000-acre Columbia tree farm.  The Partnership’s Hood Canal tree farm is located in the Hood Canal region of Washington State.  Most of this tree farm acreage is at a relatively low elevation where harvest activities are possible year-round.  As a result of this competitive advantage, the Partnership is often able to harvest and sell a greater portion of its annual harvest in the first half of the year when the supply of logs tends to be lower.  For the last several years, harvest activities have tapered off towards the end of September or October as the Partnership reached its planned annual harvest volume.  The Columbia tree farm acreage is less accessible during the winter months and, therefore, harvest activities will be concentrated in the summer months.  The overall impact to Fee Timber revenue from the Columbia tree farm acquisition should be a flattening of the seasonal spikes experienced in previous years.

Cost of Sales

Fee Timber cost of sales for each year in the three-year period ended December 31, 2001, are as follows:

Year ended	Depletion	Harvest, Haul and Other	Total
December 31, 2001	$6.4 million	$6.9 million	13.3 million
December 31, 2000	1.0 million	5.8 million	6.8 million
December 31, 1999	1.2 million	6.4 million	7.6 million

Depletion costs in 2001 include $4.4 million in depletion resulting from timberland sales, most notably stemming from the 3,750-acre sale of a portion of the Columbia tree farm.  Depletion costs resulting from harvest activities averaged $69, $27, and $29 per MBF for 2001, 2000, and 1999, respectively.  Blending the higher relative cost basis of the timber on the recently acquired Columbia tree farm with Hood Canal tree farm’s historical basis caused the depletion rate per MBF to increase.

Harvest, haul and other costs averaged $190, $150, and $157 per MBF.  Harvest costs vary based upon the physical site characteristics of acres harvested during the year.  Acres that are difficult to get to, or are located on a steep hillside are more expensive to harvest.  Haul costs vary based upon the distance between the area the timber is harvested and the customer’s location.  Average harvest, haul and other costs increased in 2001 as a result of the acquisition of the Columbia tree farm where harvest costs are greater than the Hood Canal tree farm as a result of higher elevation and more mountainous terrain.  The decrease in the average cost of harvest haul and other costs in 2000 resulted from harvesting fewer units from hillsides in 2000 relative to 1999.

Operating Expenses

Fee Timber operating expenses for each of the three years ended December 31, 2001, 2000, and 1999 were $2.5 million, $1.8 million, and 2.3 million, respectively.  Operating expenses in 2001 reflect incremental costs resulting from Columbia tree farm operations.  The decrease in operating expenses in 2000 reflects improved efficiency in managing the Partnership’s fee timber holdings.

Timberland Management Consulting

Revenues and Operating Income

The Timberland Management and Consulting segment earns revenue by providing management and consulting services to timberland owners and managers.  Revenues and operating income for the Timberland Management and Consulting segment for each year in the three-year period ended December 31, 2001, are as follows:

Year ended	Revenues	Operating income
December 31, 2001	$9.7 million	$1.7 million
December 31, 2000	11.0 million	0.1 million	*
December 31, 1999	11.7 million	1.9 million

* Net of $0.9 million in asset impairment and exit costs.

Fiscal Year 2001 compared to 2000.  Revenue decreased $1.3 million, or 12%, to $9.7 million in 2001 from $11.0 million in 2000.  The decrease in revenue resulted principally from a restructuring of a contract to manage and sell over 300,000 acres of industrial forestland in California, Oregon, and Washington.  The contract was set to expire in September 2001.  However, as a result of weak markets for timberlands the agreement was amended to continue until the properties are sold, to reduce the Partnership’s monthly management fee and to increase the Partnership’s fee upon successful disposition of the properties.  Operating income increased $1.6 million to $1.7 million in 2001 from $0.1 million in 2000.  However, excluding the asset impairment charge taken in 2000 of $0.9 million, operating income increased $0.7 million.  The increase in operating income is the result of increasing efficiencies in our timberland management and consulting businesses.  The majority of the increase in efficiency resulted from a decrease in staffing to a more appropriate level given current business volume.

Fiscal Year 2000 compared to 1999.  Revenue declined $0.7, or 6%, to $11.0 million in 2000 from $11.7 million in 1999.  The decrease in revenue resulted from a decrease in acres under management.  Operating income declined $1.8 million to $0.1 million in 2000 from $1.9 million in 1999 due to the $0.9 million asset impairment charge combined with a decrease in operating income earned through providing timberland management services.  The Partnership managed over 500,000 acres for a single timberland management customer during most of 1999.  As a result of changes in our timberland management customer’s client mix, acres under management for that client declined to just over 200,000 in 2000.  The revenue and income loss resulting from this decline in acres managed was partially offset by signing a contract to manage 365,000 acres of industrial timberland for a new timberland management client.  While revenue was significantly reduced by the changes to acres under management, the effect on operating income was even greater as a result of the decline in economies of scale.

Operating Expenses

Timberland Management and Consulting operating expenses for each of the three years ended December 31, 2001, 2000, and 1999 were $8.0 million, $10.0 million, and $9.8 million, respectively.  Operating expenses decreased in 2001 relative to 2000 and 1999 as a result of cost saving measures taken in response to downward adjustments in a major client’s portfolio of timber properties.  The small increase in operating expenses in 2000 relative to 1999 resulted from costs incurred during the transfer of our client’s timberland properties to new owners.

Limitation on Expenditures

The amendment to the Limited Partnership Agreement authorizing the IPMB strategy limits cumulative net expenditures to $5,000,000, including debt guarantees.  As of December 31, 2001, cumulative expenditures, incurred in pursuit of IPMB opportunities, including guarantees, were less than cumulative revenues generated.  Therefore, cumulative net expenditures against the $5,000,000 limit are zero.

Allocation of Income

The amendment to the Limited Partnership Agreement further specifies that income from the IPMB will be split using a sliding scale allocation method beginning at 80% to the Partnership’s wholly-owned subsidiary, ORM, Inc., and 20% to Pope MGP, Inc., the managing general partner of the Partnership.  The sliding scale allocation method will evenly divide IPMB income between ORM, Inc. and Pope MGP, Inc. once such income reaches $7,000,000 in a given fiscal year.

Impairment and Exit Costs

In 2000, the Partnership recognized asset impairment and exit costs of $0.9 million in preparation to sell the forestry consulting operations in British Columbia and the cost of reorganizing timberland management operations following the loss of acres under management in the Timberland Management and Consulting segment.  No further asset impairment and exit costs in this regard were recognized in 2001.

Real Estate

Revenues and Operating Income

Real Estate segment revenues are derived from residential development and income-producing properties.  Residential development prior to August 2001 consisted of the sale of single-family homes, developed lots, and undeveloped acreage.  The majority of revenue and operating income generated by the Real Estate segment in 2001, 2000 and 1999 resulted from operations at the resort community of Port Ludlow, Washington, as discussed in “Item 1. Business — Description of Business Segments — Real Estate”.  The Partnership sold all the assets and operations in Port Ludlow in August 2001.

Segment Results Including Port Ludlow.  The discussion that follows includes the operations of the entire Real Estate segment in 2001 including Port Ludlow and the remaining portion of the Real Estate segment that is continuing after sale of the Port Ludlow property.  Revenues and operating loss for the Real Estate segment for each year in the three-year period ended December 31, 2001, are as follows:

Year ended	Revenues	Operating loss
December 31, 2001	$13.1 million	$(2.7) million	^
December 31, 2000	18.2 million	(11.6) million	*
December 31, 1999	15.7 million	(0.5) million

^ Includes $1.3 million in asset impairment charges related to the sale of Port Ludlow.

*  Includes $11.2 million in asset impairment, exit, and environmental remediation charges.

Fiscal Year 2001 compared to 2000.  Revenue generated by the Real Estate segment decreased $5.1 million, or 28%, to $13.1 million in 2001 from $18.2 million in 2000.  The decrease in revenue is primarily due to the sale of Port Ludlow on August 7, 2001.  August and September are generally high volume months for both the commercial property and development businesses in Port Ludlow.  Operating loss declined $8.9 million, or 77%, to $2.7 million in 2001 from $11.6 million in 2000.  The decreased operating loss is primarily due to the reduction of asset impairment and other special charges to $1.3 million in 2001 from $11.2 million in 2000, which was partially offset by $1.0 million decrease in results from the portfolio of income producing properties in Port Ludlow prior to the sale.

Fiscal Year 2000 compared to 1999.  Revenue generated by the Real Estate segment increased $2.5 million, or 16%, to $18.2 million in 2000 from $15.7 million in 1999 as a result of an increase in homes sold at the resort community of Port Ludlow.  Operating income declined $11.1 million as a result of $11.2 million in asset impairment, exit, and environmental remediation charges.  Excluding those charges, operating income increased  $0.1 million in 2000 reflecting improved operating results related to income producing properties in Port Ludlow.

Port Ludlow.  In 2001, Port Ludlow generated revenue of $6.8 million through the sale of two developed lots and 22 homes.  This compares to 2000 revenue of $10.9 million through the sale of six developed lots and 34 homes.  In 1999 Port Ludlow generated revenue of $7.2 million through the sale of six lots and 28 homes.

Segment Results Excluding Port Ludlow.  Real Estate operations following the sale of Port Ludlow (“Continuing Real Estate operations”) consist of the rental of residential and commercial properties in Port Gamble and Kingston, and the sale of developed lots at the Seabeck and Grandridge plats.  Investments in land at Gig Harbor, Bremerton, Port Gamble, Kingston, and Hansville are also included in the Real Estate segment following the Port Ludlow sale.  Revenue and operating loss for the Continuing Real Estate operations for each year in the three-year period ended December 31, 2001, are as follows:

Year ended	Revenues	Operating income/(loss)
December 31, 2001	$1.2 million	$(0.9) million
December 31, 2000	1.0 million	(2.7) million	*
December 31, 1999	2.6 million	0.1 million

*  Includes $2.0 million in environmental remediation charges

Fiscal Year 2001 compared to 2000.  Revenue generated by the Continuing Real Estate operations increased $0.2 million, or 20%, to $1.2 million in 2001 from $1.0 million in 2000, as a result of a small increase in lots sold at the two remaining land plats of Grandridge and Seabeck.  Operating loss decreased as a result of the $2.0 million environmental remediation charge in 2000 that did not recur in 2001.

Fiscal Year 2000 compared to 1999.  Revenue generated by the Continuing Real Estate operations decreased $1.6 million, or 62%, to $1.0 million in 2000 from $2.6 million in 1999, The decline in Real Estate segment revenue from 2000 to 1999 is due to a reduction in sales of undeveloped acreage.  Other sources of revenue and operating income including Port Gamble and developed lot sales at Seabeck did not fluctuate significantly from 2000 to 1999.

Cost of Sales

Real Estate cost of sales for each of the three years ended December 31, 2001, 2000, and 1999 were $7.2 million, $10.2 million, and $8.2 million, respectively.  The decrease in cost of sales in 2001 relative to 2000 reflects the sale of Port Ludlow and resulting decrease in homes sold from 34 homes in 2000 to 22 homes in 2001.  The increase in cost of sales in 2000 relative to 1999 is also due to the number of homes sold which increased to 34 homes in 2000 from 28 homes in 1999.

Cost of sales in the Real Estate segment are expected to decrease significantly in 2002 as a result of a full year of operations without Port Ludlow.  Following the sale of Port Ludlow the Partnership’s operations will no longer include building and selling homes.  Real Estate cost of sales will consist of the cost basis of developed lots sold from the Partnership’s two remaining active development projects: Seabeck and Grandridge.

Operating Costs

Real Estate operating expenses for each of the three years ended December 31, 2001, 2000, and 1999 were $7.4 million, $8.4 million, and $8.0 million, respectively.  The decrease in operating expenses in 2001 relative to 2000 is due to the sale of Port Ludlow.  Operating expenses in Port Ludlow included the cost of operating several commercial properties and the cost of administering the Partnership’s real estate development activities in Port Ludlow.  The increase in operating expenses in 2000 relative to 1999 is due to increased costs administering the Partnership’s real estate development activities in Port Ludlow.

Following the sale of Port Ludlow, operating expenses of the Real Estate segment will decrease significantly.  The number of employees in the Real Estate segment has decreased to five full-time and one part time employee at December 31, 2001 from 66 full-time and up to 122 part time employees at December 31, 2000.  The decrease in employees is indicative of the expected decrease in Real Estate operating expense in 2002.

Impairment and Exit Costs

In connection with the sale of the Port Ludlow assets, the Partnership recorded asset impairment and exit costs of $9.2 million in 2000.  As a result of continued negotiations surrounding the sale, an additional $1.3 million in asset impairment cost was recorded in March 2001.

Environmental Remediation Costs

The Partnership has an accrued liability of $1.4 million and  $1.9 million for the years ending December 31, 2001 and 2000, respectively.  The accrual represents estimated environmental remediation costs in and around the townsite of Port Gamble.  Port Gamble is a historic town that was owned by P&T until 1985 when the townsite and other assets were spun off into the Partnership.  P&T continued to lease the mill site at Port Gamble until January 2002, when a settlement agreement was signed between the Partnership and P&T which divided up the responsibility for paying for environmental remediation costs in Port Gamble.  The mill site had an operating lumber mill through 1995 that was dismantled by the end of 1996.  The liability recorded represents management’s estimate of the Partnership’s share of Port Gamble environmental remediation costs.

Seasonality

Real Estate operations have historically been very seasonal as a result of the resort properties at Port Ludlow.  After the sale of the Port Ludlow assets, Real Estate operations are not expected to be significantly seasonal in the future.

General and Administrative (G&A)

Fiscal Year 2001 compared to 2000.  G&A costs decreased $2.1 million, or 30%, to $5.1 million in 2001 from $7.3 million in 2000.  This decrease is the result of downsizing in anticipation of the 2001 sale of Port Ludlow.  The majority of the decrease was from a reduction in administrative staff to 17 at the end of 2001 from 41 at the end of 2000.  The Partnership expects to further reduce G&A expenses in 2002, though not to the same extent as realized during 2001.

Fiscal Year 2000 compared to 1999.  G&A decreased $1.0 million or 12%, to $7.3 million in 2000 from $8.3 million in 1999.  The decrease was due to cost saving measures taken in the last half of 2000 following the decline in acres under management in the Timberland Management and Consulting segment.

Other Income/Expense

Fiscal Year 2001 compared to 2000.  Net interest expense increased $2.3 million to $3.0 million in 2001 from $0.7 million in 2000, as a result of the Partnership’s acquisition of the Columbia tree farm in March 2001.  The acquisition resulted in additional mortgage debt of $30 million and revolving credit of $17 million (the latter of which was paid off through proceeds from the sale of Port Ludlow and cash generated from operations).  Interest expense in 2002 will reflect a whole year of increased mortgage debt.

Fiscal Year 2000 compared to 1999.  Net interest expense decreased $0.3 million, or 33%, to $0.7 million in 2000 from $1.0 million in 1999 due largely to increased interest income as a result of an increase in cash and short-term investments.

Taxes

Fiscal Year 2001 compared to 2000.  The provision for income taxes increased $0.7 million to $0.4 million tax expense in 2001 from a tax benefit of $0.3 million in 2000, as a result of improved operating results in the Partnership’s Timberland Management and Consulting segment.  This business segment is conducted through corporate entities that are subject to federal and state income tax.

Fiscal Year 2000 compared to 1999.  The provision for income taxes decreased $0.6 million to a $0.3 million tax benefit in 2000 from a $0.3 million tax expense in 1999, due primarily to the loss of operating income as a result of the decline in acres under management in the Timberland Management and Consulting segment.

Minority Interest

Fiscal Year 2001 compared to 2000.  The minority interest charge increased $0.2 million from zero in 2000 as a result of improved operating results in the Partnership’s Timberland Management and Consulting segment.

Fiscal Year 2000 compared to 1999.  The minority interest charge decreased $0.3 million to zero, due primarily to the loss of operating income as a result of the decline in acres under management in the Timberland Management and Consulting segment.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

Cash Position.  The Partnership’s overall cash and cash equivalents decreased $8.8 million, or 89%, to $1.0 million at year-end 2001 from $9.9 million at year-end 2000.

Working Capital.  Working capital decreased $27.6 million to ($1.0) million at year end 2001 from $26.6 million at year end 2000, and the current ratio was .77 to 1 and 5.4 to 1 at year end 2001 and 2000, respectively.  This decrease was primarily due to the sale of assets and operations in Port Ludlow that generated $10.2 million in cash, offset by the acquisition of the Columbia tree farm that consumed cash of $54.6 million. In 2000, working capital increased $10.9 million, or 69% to $26.6 million at year end from $15.7 million at year end 1999, and the current ratio was 5.4 to 1 and 5.0 to 1 at year end 2000 and 1999, respectively. This increase was primarily due to moving long-term assets in Port Ludlow to current assets held for sale.

Operations.  In 2001, consolidated net cash provided by operations was $11.2 million including $5.4 million of cash generated from the sale of timberland, an increase of $1.2 million, or 12%, from the $10.0 million provided in 2000.  Cash flow from operations before changes in working capital provided $8.0 million, with the decrease in working capital providing $3.2 million. In 2000, consolidated net cash provided by operations increased $1.6 million or 19%, from the $8.3 million provided in 1999. Cash flow from operations before changes in working capital provided $2.7 million while increases in working capital provided $7.3 million.

In 2001, cash flow from operations combined with cash reserves were used to fund $14.5 million of the Columbia tree farm acquisition, to fund $2.0 million in other capital expenditures, and to make debt payments of $3.5 million.  Cash provided by operating activities in 2000 was used for cash payments to unit holders of $1.8 million, capital expenditures of $2.9 million, repayment of long-term debt of $0.4 million, and a minority interest distribution of $0.2 million.

Investing Activities.  The cash needed to meet the Partnership’s capital expenditures, investments and other requirements in 2001 was generated principally from internal cash flows, $10.6 million in cash received from the sale of Port Ludlow and the Columbia tree farm mortgage financing.

Capital spending by segment, excluding the Columbia tree farm acquisition, over the past three years was as follows:

Segment	2001	2000	1999
Fee Timber	$1,150	$1,046	$2,608
Timber Management and Consulting	142	194	209
Real Estate	463	1,440	551
Other	240	178	396
Total	$1,995	$2,858	$3,764

During 2001, the Partnership expended $54.6 million to purchase the Columbia tree farm, with $30 million in mortgage financing, $10.1 million from the Port Ludlow sale proceeds and $14.5 million from internal cash flows.  Bridge financing in the form of a revolving debt facility was used to fund $17 million of the Columbia tree farm acquisition until the Port Ludlow sale and cash generated from operations were used to pay off the revolving debt facility.  Other capital expenditures in 2001 totaled $2 million, down 31% from the $2.9 million spent in 2000.

Financing Activities.  The Partnership increased its interest-bearing debt by $26.5 million during the year through issuance of the $30 million new mortgage on the Columbia tree farm, and by paying down $3.5 million in existing long-term debt.  In 2000, The Partnership decreased its interest-bearing debt by $0.4 million.  The Partnership’s debt-to-total-capital ratio was 46% at the end of 2001, as compared with 21% at the end of 2000.

The Partnership currently has a $17 million revolving term loan agreement.  There was no balance outstanding on the agreement as of December 31, 2001.  The agreement expires on September 27, 2002.  As of December 31, 2000 the Partnership had a $20 million revolving term loan agreement with no balance outstanding.

The Partnership did not sell any of its partnership units in 2001 or 2000.  However, in 2001, the Partnership paid $162,000 to repurchase 10,000 units in a privately negotiated transaction from one unit holder.

The Partnership did not make any distributions to its unitholders in 2001, as opposed to the $1.8 million distributed in 2000. The Partnership plans to make distributions in future years to cover the estimated flow-through tax liability incurred by unitholders as a result of owning the Partnership’s units.

Funding Variables and Timing

In addition to cash flow from regular operations and access to its revolving credit facility, the Partnership has the following other sources of additional funds:

Payments on Port Ludlow Note.  The Partnership received a note from the purchaser of the Port Ludlow assets in the amount of $5.8 million.  Lots and homes in the process of being built for sale in Port Ludlow secure the note.  At December 31, 2001 the balance of the note was $3.9 million.  Payments are due on the note as the underlying properties securing the note are sold.  The note expires in 2004.

Fee Timber Harvest.  Management has discretion to increase or decrease the level of logs cut and thereby may increase or decrease net income and cash flow, assuming log prices and demand remain stable.  Management’s current plan is to harvest approximately 45 million board feet of softwood timber from its tree farms in 2001.  Since harvest plans are based on demand and pricing, actual harvesting may vary subject to management’s ongoing review.

Timber Management Property Disposition.   In connection with one of the Partnership’s timberland management contracts, a fee for disposition services is earned when properties belonging to that client are sold. In 2001, the Partnership generated $0.2 million in service fee revenue as a result of these disposition efforts.  Fees earned in 2002 from similar services are contingent on closing transactions that are difficult to predict.

Real Estate Disposition.  The Partnership may realize value from its Continuing Real Estate investments though a sale, or possibly through a joint venture with an experienced land developer.  The Partnership expects some sales revenue to occur within the next five years.

Risks and Uncertainties

The Partnership competes against much larger companies in each of its business segments.  These larger competitors may have access to larger amounts of capital and significantly greater economies of scale.

Fee Timber

Fee Timber revenue is generated primarily through the sale of softwood logs to the domestic and export markets located in western Washington.  The market for these products is significantly affected by fluctuations in U.S. and Japanese economies.  See also "Notes to Consolidated Financial Statements — Note 1 — Concentration of Credit Risk."  The market for the Partnership’s timber products is also generally negatively affected by the rise in engineered lumber products that substitute for solid-sawn products.  The rise in the use of engineered lumber products results in less of a premium for larger-diameter Douglas-fir logs.  Many of the engineered lumber products are made from lower quality logs, which over time has acted to erode log prices and create more of a “commoditization” of wood fiber.  While timber sold is expected to realize lower prices with the rise in engineered lumber products, wood fiber is expected to remain an important commodity that management expects will continue to be used extensively for building.

The proximity of lumber mills to the timberland supplying these mills is important to the Partnership’s profitability.  Western Washington has experienced a trend towards consolidation of lumber mills to fewer, larger volume manufacturers.  Local demand for the Partnership’s products has remained strong through the trend towards consolidation of lumber mills in western Washington.  If in the future that consolidation leads to less local competition for wood fiber the Partnership’s profitability could be negatively impacted.

The ability of the Partnership to grow and harvest timber can be significantly impacted by legislation to restrict or stop forest practices.  Restrictions to logging, planting, road building, fertilizing, managing competing vegetation and other activities can significantly increase the cost or reduce available inventory thereby reducing income.

Timberland Management and Consulting

Over 62% of Timberland Management and Consulting revenue is generated through two clients.  Contracts covering services to those two clients expire in the fourth quarter of 2002 but the Partnership expects renewals or extensions at this time.  See "Certain Relationships and Related Transaction — Pioneer Resources I LLC."  The Partnership is working to expand its customer base through market outreach efforts.  The current market for timber products and timberland is relatively weak, which the Partnership believes may create additional management and consulting opportunities as prospective clients look to lower costs and improve efficiencies.  Given the current mix of clients, if a major customer’s contract were not renewed, the impact on segment revenue and earnings would be significant.

Real Estate

The value of the Partnership’s real estate investments is subject to changes in the economic and regulatory environment.  The Partnership’s real estate investments are long term in nature, which raises the risk of unforeseen changes in the economy or laws surrounding development activities having an adverse affect on the Partnership’s investments.

Contractual Obligations, Commercial Commitments and Contingencies

The Partnership’s commitments consist of its revolving term loan, performance bonds and operating leases entered into in the normal course of business.   See "—Quantitative and Qualitative Disclosures About Market Risk" for required principal payments on outstanding fixed-rate debt.

		Payments Due By Period/ Commitment Expiration Period
Obligation or Commitment	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Revolving Term Loan $17.0 million facility	$0	—	—	—	—
Performance Bonds	$270,000	—	—	—	—
Operating Leases	$625,000	$368,000	$257,000	—	—

The Partnership also has long-term debt totaling $39.7 million with the contractual maturities described in Note 4 of the Partnership’s Consolidated Financial Statements included with this report.

As described above, the Partnership recorded a $1.9 million contingent liability in 2000 for environmental remediation in and around the Port Gamble townsite.  At December 31, 2001 $1.4 million of the environmental remediation liability remains on the Partnership’s balance sheet to cover the estimated remaining cost to complete the Partnership’s share of remediation costs at Port Gamble.  The environmental liability at December 31, 2001 includes $0.9 million that the Partnership expects to expend in 2002 and $0.5 million thereafter.

The Partnership may from time to time be a defendant in lawsuits arising in the ordinary course of business.  Management believes that loss to the Partnership, if any, will not have a material adverse effect to the Partnership’s financial condition or results of operations.

Capital Expenditures and Commitments

Capital expenditures in 2002 are currently expected to be approximately $2 million, however, these expenditures could be increased or decreased as a consequence of future economic conditions. The Partnership expects that the funds for these expenditures will be generated internally through operations and externally through financing.

Cost of Compliance with Government Regulation

Compliance with these laws, regulations and demands usually involves capital expenditures as well as operating costs.  The Partnership cannot easily quantify future amounts of capital expenditures required to comply with these laws, regulations and demands, or the effects on operating costs, because in some instances compliance standards have not been developed or have not become final or definitive.  Accordingly, at this time the Partnership has not included herein a quantification of future capital requirements to comply with any new regulations being developed by the United States or Canadian regulatory agencies.

ACCOUNTING MATTERS

Prospective Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.  Statement 142 will be effective as of the first quarter of the Partnership’s fiscal year 2002. In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations.  Statement 143 will be effective for the Partnership’s fiscal year 2003.  In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  Statement 144 will be effective for the Partnership’s fiscal year 2002.  These pronouncements are not expected to have a significant impact on the Partnership, as described in “Note 1 - Summary of Significant Accounting Policies” of the Notes to Consolidated Financial Statements included in this report.

Accounting Assumptions And Valuation Measurements

The Partnership’s significant accounting policies are described in Note 1 of its Consolidated Financial Statements included in this report.  The Partnership believes its most critical accounting policies include those related to the Partnership’s calculation of timber depletion and reserves related to matters such as environmental issues, and potential asset impairments.  In relation to reserves, potential impairments and other estimated charges, it is management’s policy to conduct ongoing reviews of significant accounting policies and assumptions used in the preparation of the financial results of the Partnership.  The assumptions used are tested against available relevant information and reviewed with subject-matter experts for consistency and reliability.  During the preparation of financial results, tests are conducted to ascertain that the net book carrying values of assets are not in excess of market values and, in some cases, net realizable value.  These tests use current market information, if available, or other generally accepted valuation methods, such as future cash flows.  When the use of estimates is necessary, an exact answer is unlikely, and therefore, the reporting within a range of likely outcomes is used in the preparation of the financial statements.  Tests are also applied to be reasonably assured that liabilities are properly reflected on the records of the Partnership and that the notes to the financial statements are prepared in a fashion that informs readers of possible outcomes and risks associated with the conduct of business.

Item 7A.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of December 31, 2001, the Partnership had $39.7 million of fixed rate debt outstanding with a fair value of approximately $41.9 million based on the current interest rates for similar financial instruments.  A change in the interest rate on fixed rate debt will affect the fair value of the debt, whereas a change in the interest rate on variable rate debt will affect interest expense and cash flows. A hypothetical 1% change in prevailing interest rates would change the fair value of the Partnership’s fixed-rate long-term debt obligations by $2.5 million.

Since the Partnership’s currently outstanding debt is fixed rate, net income is not affected when market interest rates change.  However, if the Partnership were to draw down its revolving term loan, which accrues interest at a variable rate, a change in market interest rates might affect the Partnership’s net income.

The following table presents required principal cash payments (in thousands) for the fixed-rate debt outstanding at December 31, 2001:

Long-term debt including current portion	2002	2003	2004	2005	2006	Thereafter	Interest Rate
Mortgage-Principal payments	1,040	1,540	1,540	1,540	1,540	32,316	7.63% to 9.65%
Local Improvement District-Principal payments	35	42	31	9	9	25	6.5% to 8%

Foreign Currency Risk

The Partnership’s Timberland Management and Consulting activities in British Columbia resulted in U.S. $4.2 million in revenue and $4.0 million in expenses in 2001 that were denominated in Canadian dollars.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES

POPE RESOURCES

A DELAWARE LIMITED PARTNERSHIP

YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Unitholders

Pope Resources, A Delaware Limited Partnership

Poulsbo, Washington

We have audited the accompanying consolidated balance sheets of Pope Resources, A Delaware Limited Partnership, and subsidiaries (collectively, the Partnership) as of December 31, 2001 and 2000, and the related consolidated statements of operations, partners’ capital, and cash flows for each of the three years in the period ended December 31, 2001.  Our audits also included the consolidated financial statement schedule listed in the index at Item 14.  These financial statements and financial statement schedule are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pope Resources, A Delaware Limited Partnership, and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

February 22, 2002

/s/ Deloitte & Touche LLP

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2001 AND 2000

(IN THOUSANDS)

	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$1,047	$9,882
Accounts receivable	1,119	1,933
Work-in-progress	518	1,088
Current portion of contracts receivable	25	490
Prepaid expenses and other	505	555
Assets held for sale (Note 2)	—	18,790
Total current assets	3,214	32,738

Properties and equipment:
Land and land improvements	19,358	10,315
Roads and timber, net of accumulated depletion of $15,368 and $11,025	52,191	12,394
Buildings and equipment, net of accumulated depreciation of $5,838 and $4,599	4,269	3,847
	75,818	26,556
Other assets:
Contracts receivable (net of current portion)	4,806	1,167
Other	349	396
	5,155	1,563

Total assets	$84,187	$60,857

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities:
Accounts payable	$275	$761
Accrued liabilities	1,700	2,449
Environmental remediation	909	1,870
Current portion of long-term debt	1,075	442
Minority interest	225	128
Deposits	9	446
Total current liabilities	4,193	6,096

Long-term debt	38,592	12,685
Other long-term liabilities	729	796

Commitments and contingencies (Notes 8)

Partners’ capital (units outstanding: 4,518 and 4,528)	40,673	41,280

Total liabilities and partners’ capital	$84,187	$60,857

See notes to consolidated financial statements.

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

(IN THOUSANDS, EXCEPT PER UNIT INFORMATION)

	2001	2000	1999
Revenues:
Fee timber	$24,999	$21,444	$23,467
Timberland management and consulting	9,703	11,011	11,705
Real estate	13,143	18,202	15,681
Total revenues	47,845	50,657	50,853

Costs and expenses:
Cost of sales:
Fee timber	(13,271)	(6,784)	(7,566)
Real estate	(7,160)	(10,186)	(8,233)
	(20,431)	(16,970)	(15,799)
Operating expenses
Fee timber	(2,538)	(1,765)	(2,292)
Timberland management and consulting	(8,018)	(9,996)	(9,844)
Real estate	(7,442)	(8,448)	(7,956)
Unallocated general and administrative	(5,110)	(7,254)	(8,282)
Total operating expenses	(23,108)	(27,463)	(28,374)

Impairment, exit, and environmental remediation costs:
Timberland management and consulting	—	(940)	—
Real estate	(1,250)	(9,205)	—
Environmental remediation	—	(1,956)	—
Total impairment, exit, and environmental remediation costs:	(1,250)	(12,101)	—

Operating income/(loss) by operating unit
Fee timber	9,190	12,895	13,609
Timberland management and consulting	1,685	75	1,861
Real estate	(2,709)	(11,593)	(508)
Uallocated general and administrative	(5,110)	(7,254)	(8,282)
Income/(loss) from operations	3,056	(5,877)	6,680

Other income (expense):
Interest expense	(3,443)	(1,273)	(1,298)
Interest income	482	573	259
Total other expense	(2,961)	(700)	(1,039)

Income/(loss) before income taxes and minority interest	95	(6,577)	5,641
Income tax provision	(356)	326	(259)
Income/(loss) before minority interest	(261)	(6,251)	5,382
Minority interest	(171)	–	(316)

Net income/(loss)	$(432)	$(6,251)	$5,066

Earnings/(loss) per unit:
Basic	$(0.10)	$(1.38)	$1.12
Diluted	$(0.10)	$(1.38)	$1.11

See notes to consolidated financial statements.

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

(IN THOUSANDS)

	General Partners	Limited Partners	Total
January 1, 1999	$632	$45,264	$45,896
Net Income	316	4,750	5,066
Translation loss	(1)	(37)	(38)
Comprehensive income	315	4,713	5,028
Issuance of Partnership units	—	188	188
Distributions	(24)	(1,786)	(1,810)
December 31, 1999	$923	$48,379	$49,302
Net loss	—	(6,251)	(6,251)
Translation gain	—	13	13
Comprehensive loss	—	(6,238)	(6,238)
Equity based compensation	—	27	27
Distributions	(24)	(1,787)	(1,811)
December 31, 2000	$899	$40,381	$41,280
Net income/(loss)	171	(603)	(432)
Translation loss	—	(13)	(13)
Comprehensive income	171	(616)	(445)
Partnership unit repurchase	—	(162)	(162)
December 31, 2001	$1,070	$39,603	$40,673

Weighted average units outstanding :	12/31/2001	12/31/2000	12/31/1999
Basic	4,526	4,528	4,523
Diluted	4,526	4,528	4,548

See notes to consolidated financial statements.

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

(IN THOUSANDS)

	2001	2000	1999
Cash flows from operating activities:
Cash received from customers	$44,918	$51,026	$50,055
Cash paid to suppliers and employees	(30,897)	(40,515)	(40,006)
Interest received	490	585	234
Interest paid, net of amounts capitalized	(3,264)	(1,200)	(1,394)
Income taxes (paid)/received	(10)	77	(542)
Net cash provided by operating activities	11,237	9,973	8,347
Cash flows from investing activities:
Capital expenditures	(1,995)	(2,858)	(3,764)
Proceeds from sale of fixed assets	7	319	—
Proceeds from the sale of Port Ludlow	10,151	—	—
Columbia tree farm acquisition	(54,555)	—	—
Net cash used for investing activities	(46,392)	(2,539)	(3,764)
Cash flows from financing activities:
Cash distributions to unitholders	—	(1,811)	(1,810)
Issuance of long-term debt	30,000	—	—
Repayment of long-term debt	(3,460)	(424)	(497)
Issuance/(purchase) of Partnership units	(162)	—	188
Minority interest distribution	(58)	(239)	(208)
Net cash provided/(used) for financing activities	26,320	(2,474)	(2,327)
Net increase (decrease) in cash and cash equivalents	(8,835)	4,960	2,256
Cash and cash equivalents:
Beginning of year	9,882	4,922	2,666
End of year	$1,047	$9,882	$4,922

Reconciliation of net income/(loss) to net cash provided by operating activities:

Net income/(loss)	$(432)	$(6,251)	$5,066
Cost of land sold	777	31	1,200
Minority interest	156	—	316
Land resale expenditures	—	—	(7)
Depreciation and amortization	1,290	1,898	1,530
Depletion	6,408	1,001	1,156
Unit option compensation	—	27	—
Deferred profit	(568)	340	(147)
Asset impairment	—	5,651	—

Increase (decrease) in cash from changes in operating accounts:

Accounts receivable	814	(351)	(944)
Work in progress	7,541	4,012	(834)
Contracts receivable	(3,174)	663	71
Accounts payable and accrued liabilities	(1,220)	2,861	1,007
Other long-term liabilities	—	(21)	(20)
Deposits	(437)	358	16
Loan fees and other	47	(203)	10
Other, net	35	(43)	(73)
Net cash provided by operating activities	$11,237	$9,973	$8,347

Supplemental Disclosure of non-cash investing activity:
During 2001 in connection with its sale of Port Ludlow the purchaser assumed $476 of liabilities from the Partnership.

See notes to consolidated financial statements.

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999

1.             SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of operations:

Pope Resources, A Delaware Limited Partnership (the “Partnership”), is a publicly traded limited partnership engaged principally in managing timber resources on its own properties as well as those owned by others, and real estate development activities in the northwest region of the United States.  The managing general partner is Pope MGP, Inc.  Fee Timber represents the growing and harvesting of trees from owned properties.  Timberland Management and Consulting represents management and consulting services provided to third party owners of timberlands.  Real Estate includes the sale of single-family homes, finished lots and undeveloped acreage, and various commercial property operations.  As described in Note 2, the majority of those real estate operations were sold during 2001.

Principles of consolidation:

The consolidated financial statements include the accounts of the Partnership and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Minority interest:

Minority interest represents Pope MGP, Inc.’s interest in the Investor Portfolio Management Business (see Note 9) and has been classified as a current liability since the minority interest’s share in income is generally distributed on an annual basis.

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

Cost of sales:

For statement of operations presentation, cost of sales consists of the Partnership’s cost basis in homes, lots, timber, other inventory sold, and direct costs incurred to make those assets saleable.  Those direct costs include the expenditures associated with the harvesting and transporting of timber and closing costs incurred in home and lot sale transactions.

Timber depletion:

The depletion rate is calculated by dividing merchantable timber inventory by the cost basis of merchantable inventory. A single depletion rate is calculated and utilized for both tree farms.  For purposes of the depletion calculation, merchantable inventory is defined as timber volume in excess of 40 years old.  Reforestation costs are initially capitalized to pre-merchantable timber.  After 40 years such costs are moved from pre-merchantable to merchantable timber and are then incorporated into the cost base for purposes of calculating the depletion rate.  This rate is then applied to timber volume harvested which results in depletion expense.

Concentration of credit risk:

Financial instruments that potentially subject the Partnership to concentrations of credit risk consist principally of accounts receivable.  Foreign sales represent 68% and 73% of the

Partnership’s accounts receivable balance as of December 31, 2001 and 2000, respectively.  The Partnership limits its credit exposure by considering the creditworthiness of potential customers.  The Partnership believes that allowances for doubtful accounts are adequate to absorb estimated losses.

Contracts receivable:

The Partnership sells land parcels under contracts requiring a minimum cash down payment of 20% and having financing terms of up to eight years at interest rates of 10%.  The Partnership reduces credit risk on contracts through collateral on the underlying land and down payment requirements. Over the past several years, there has been a steadily declining number of outstanding contracts receivable as few new land sales have been transacted on this basis.  Existing contracts are paying off as they come due or as the result of refinancing obtained from other parties on more favorable terms.

Minimum principal payments on contracts receivable for the next five years are due as follows:

2002	$25,000
2003	$37,000
2004	$114,000
2005	$39,000
2006	$32,000

The long-term portion of contracts receivable includes a $3.9 million note receivable resulting from the Port Ludlow sale as discussed in Note 2.  This note is secured by homes and lots in Port Ludlow and payments on this note are due as the properties are sold.

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

Revenue recognition:

Revenue on timber sales is recorded when title and risk of loss passes to the buyer. Revenue on real estate sales is recorded on the date the sale closes. The Partnership uses the installment method of accounting for real estate sales transactions until 20% of the contract sales value has been collected, at which time the full accrual method of accounting is used.  Management fees and consulting service revenues are accrued as the services are provided.  Accounts receivable includes earned but unbilled services of $283,000 and $376,000 at December 31, 2001 and 2000, respectively.

Income (loss) per partnership unit:

Basic income (loss) per partnership unit is computed using the weighted average number of units outstanding during each year. Diluted income (loss) per unit is calculated using the weighted average units outstanding during the year, plus the dilutive impact of unit options outstanding. Unit options are excluded from the computation if their effect is anti-dilutive.

Statement of cash flows:

The Partnership considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents.

Reclassifications:

Certain reclassifications have been made to the prior years’ financial statements to conform with the current year’s presentation.

New accounting pronouncements:

Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, is effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Partnership adopted SFAS No. 133 effective January 1, 2001, and such adoption did not have a significant impact on the financial position, results of operations, or cash flows of the Partnership.

SFAS No. 141, Business Combinations, SFAS No. 142, Goodwill and Other Intangible Assets, SFAS No. 143, Accounting for Asset Retirement Obligations, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, were recently issued.  SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and that the pooling-of-interest method no longer be allowed. SFAS No. 142 requires that amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets other than goodwill be amortized over their useful lives.  SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset.  The liability is accreted at the end of each period through charges to operating expense.  If the obligation is settled for other than the carrying amount of the liability, the Partnership will recognize a gain or loss on settlement.  SFAS No. 144 supercedes SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.  SFAS No. 144 applies to all long-lived assets and consequently amends Accounting Principles Board Opinion No. 30, Reporting Results of Operations— Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.  SFAS No. 142 and SFAS No. 144 are effective for fiscal years beginning after December 15, 2001. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.  The Partnership is evaluating the impact of the adoption of these standards.

2.       ASSET DISPOSITIONS

In August of 2001, the Partnership sold its real estate assets in Port Ludlow, Washington.  The assets and operations consist of a golf course, marina, 37-room inn, water and sewer services, commercial property leases and homes and lots for retail sale. The Partnership received $10.2 million in cash, a $5.8 million note secured by homes and lots in Port Ludlow and the purchaser assumed $0.5 million in liabilities upon closing of the sale.  The Partnership recorded asset impairment and exit costs of $9.2 million in 2000 and as a result of continued negotiations surrounding the sale an additional $1.3 million in asset impairment cost was recorded in March of 2001.

In connection with the year 2000 decision to sell the Port Ludlow assets, the Partnership recognized $9.2 million in asset impairment costs in 2000 and an additional $940,000 in asset impairment costs on the forestry consulting business in Canada.

Assets held for sale as of December 31, 2000 represent assets that the Partnership expected to sell during 2001 in connection with the disposition of Real Estate operations at Port Ludlow and forestry consulting in Canada.  Assets held for sale consisted of the following:

(In Thousands)
Work in progress	$7,279
Fixed assets	7,477
Land	2,979
Unallocated amenities	1,055
Total	$18,790

Unallocated amenities primarily represent common area facilities located in Port Ludlow.

The Partnership marketed the Canadian forestry consulting business for sale in 2001.  As a result of a lack of interested parties this business is no longer being marketed for sale.  The Canadian forestry consulting operation’s fixed assets classified as assets held for sale in 2000 were reclassified to fixed assets in 2001.

3.       INCOME TAXES

The Partnership is not subject to income taxes. Instead, partners are taxed on their share of the Partnership’s taxable income, whether or not cash distributions are paid.  The provision for income taxes relating to taxable corporate subsidiaries of the Partnership consists of the following:

	2001	2000	1999
	(In Thousands)
Current	$82	$(298)	$263
Deferred	274	(28)	(4)
Total	$356	$(326)	$259

The following schedule reconciles net income/(loss) reported for financial statement purposes to consolidated taxable income/(loss):

	2001	2000	1999
	(In Thousands)
Net income/(loss) per financial statements	$(432)	$(6,251)	$5,066

Undistributed subsidiary corporation loss	502	2,217	371

Difference in reporting depreciation and depletion	(604)	(106)	(40)

Cost basis of land, timber and homes sold	66	155	139

Deferred profit on real property sold	90	61	224

Asset impairment and environmental accrual	—	10,066	—

Loss realized on the sale of Port Ludlow	(3,746)	—	—

Olympic Water and Sewer, Inc. dividend	833	—	—

Environmental clean-up expenditures	(461)	—	—

Other	10	107	108

Taxable income/(loss)	$(3,742)	$6,249	$5,868

4.        LONG-TERM DEBT

Long-term debt at December 31 consists of	2001	2000
	(In Thousands):
Mortgage note payable to an insurance company, with interest at 9.65%, collateralized by timberlands, with monthly interest payments and annual
principal payments maturing April 2011	$12,799	$12,930
Mortgage note payable to an insurance company, with interest at 7.63%, collateralized by timberlands, with monthly interest payments and annual
principal payments maturing April 2011	26,717	—
Local improvement district assessments, with interest ranging from 5.87% to
8%, due through 2009	151	197
	39,667	13,127
Less current portion	(1,075)	(442)
Total long-term debt	$38,592	$12,685

The Partnership has a $17 million revolving term loan facility. There was no balance outstanding on the facility as of December 31, 2001.  The facility expires on September 27, 2002.  As of December 31, 2000, the Partnership had a $20 million revolving term loan facility with no balance outstanding.

The Partnership’s debt agreements contain a required debt service coverage ratio and a debt to market capitalization ratio.  As of December 31, 2001, the Partnership was in compliance with its loan covenants.

Principal payments on long-term debt for the next five years are due as follows (in thousands):

2002	$1,075
2003	1,582
2004	1,570
2005	1,549
2006	1,549
Thereafter	$32,342

5.        FAIR VALUE OF FINANCIAL INSTRUMENTS

The Partnership’s financial instruments include cash and cash equivalents, accounts receivable, contracts receivable, and variable rate debt, for which the carrying amount of each approximates fair value. The fair value of contracts receivable was determined based on current yields for similar contracts. The fair value of fixed rate debt having a carrying value of $39.7 million and $13.1 million has been estimated based on current interest rates for similar financial instruments and totals $41.9 million and $14.8 million as of December 31, 2001 and 2000, respectively.

6.        UNIT OPTION PLAN

The Partnership’s 1997 Unit Option Plan authorized the granting of nonqualified unit options to employees, officers, and directors of the Partnership.  A total of 1,500,000 units have been reserved for issuance under the plan.  Unit options are granted at prices not less than the fair value of the limited partnership units on the date of the grant.  The options generally become exercisable annually over a four-year period and have a maximum term of ten years.  Unit options vested were 90,562 and 60,618 at December 31, 2001 and 2000, respectively.  Unit options outstanding were as follows:

	Number of units	Weighted average strike price
	(in thousands)
Balance, January 1,1999	92.5	23.51
Granted	57.5	27.88
Exercised	(8.6)	21.79
Balance, December 31,1999	141.4	25.39
Granted	120.7	22.30
Exercised	—	—
Expired	(77.1)	25.3
Balance, December 31,2000	185.0	23.4
Granted	50.8	21.3
Exercised	—	—
Expired	(50.2)	(25.3)
Balance, December 31,2001	185.6	22.4

The Partnership accounts for unit-based compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees.  Accordingly, compensation cost for unit options is measured as the excess, if any, of the fair value of the Partnership’s units at the date of grant over the amount an employee must pay to acquire the unit.  During 2000, $27,000 in compensation expense was recognized for the issuance of 5,206 unit options to a member of the board of directors for interim management services.

Unit options granted have an exercise price not less than the fair value of the Partnership’s unit price on the date of the grant.  Had compensation expense for unit option grants been recognized based on the fair value at the grant date consistent with the Black-Scholes method described in SFAS No. 123, Accounting for Stock-Based Compensation, the Partnership’s net income would have been adjusted to the pro forma amounts indicated below:

	2001	2000	1999
	(In Thousands)
Net income/(loss) as reported	$(432)	$(6,251)	$5,066
Pro forma net income/(loss)
under SFAS No. 123	(805)	(6,479)	4,819

The fair value of options was calculated using the Black-Scholes option-pricing model, with the following assumptions:

	2001	2000	1999
Expected life	5 years	5 years	5 years

Risk-free interest rate

4.97

%

5.9

%

6.0

%

Dividend yield	1.75%	2.1%	1.4%
Volatility	.56	.49	.49

7.        EMPLOYEE BENEFITS

Employees with six months of service are eligible to receive benefits under a defined contribution plan (the plan).  During 2001 the Partnership matched 50% of the employees’ contribution up to 8% of compensation.  In the first half of 2000, the Partnership made a voluntary contribution of 3% of eligible employee compensation.  In the last half of 2000 the Partnership matched 50% of the employees’ contribution up to 8% of compensation.  The Partnership was required to contribute 3% of eligible employee compensation into the plan during 1999.

The Partnership’s contributions to the plan amounted to $103,000, $190,000, and $308,000 for each of the years ended December 31, 2001, 2000, and 1999, respectively.

8.        COMMITMENTS AND CONTINGENCIES

Environmental remediation: The Partnership recorded an accrual for estimated environmental remediation costs of $1.4 million and  $1.9 million as of December 31, 2001 and 2000, respectively.  Of this amount $0.9 million is expected to be expended in 2002.  The accrual represents estimated payments to be made to remedy and monitor certain areas in and around the townsite of Port Gamble.  Port Gamble is a historic town that was operated by Pope & Talbot, Inc. (P&T), a related party, until 1985 when the townsite and other assets were spun off into the Partnership.  P&T leased the mill site at Port Gamble through January 2002, when it signed an agreement with the Partnership dividing the responsibility for environmental remediation of Port Gamble between the two parties.

Based on information provided by consultants and P&T, the Partnership estimates that the cost range for cleaning up the Port Gamble townsite and surrounding area to applicable State standards is $10.0 million to $13.0 million. The environmental remediation liability at year-end is based upon an estimate of the Partnership’s portion of the clean-up costs under this agreement.

Performance bonds and letters of credit: In the ordinary course of business, and as part of the entitlement and development process, the Partnership is required to provide performance bonds and letters of credit to ensure completion of certain public facilities. The Partnership had performance bonds and letters of credit totaling $270,000 and $458,000 outstanding at December 31, 2001 and 2000, respectively.

Operating leases: The Partnership has non-cancelable operating leases for automobiles, office space, office and computer equipment.  The lease terms are from 12 to 36 months.  Rent expense under the operating leases totaled $949,000, $1,579,000, and $1,691,000 for the years ending December 31, 2001, 2000, and 1999, respectively.

Future minimum rental payments required under non-cancelable operating leases are as follows:

Year	Amount
2002	368,000
2003	173,000
2004	73,000
2005	11,000

Contingencies:  The Partnership may from time to time be a defendant in various lawsuits arising in the ordinary course of business.  Management believes that loss to the Partnership, if any, will not have a material adverse effect to the Partnership’s financial condition or results of operations.

9.        RELATED PARTY TRANSACTIONS AND MINORITY INTEREST

Pope MGP, Inc. is the managing general partner of the Partnership and receives an annual management fee of $150,000.

The minority interest represents Pope MGP, Inc.’s interest in the IPMB. The 1997 amendment to the Limited Partnership Agreement authorizing management to pursue the IPMB specifies that net income from the IPMB will be split using a sliding scale allocation method, commencing with 80% to ORM, Inc., a subsidiary of Pope Resources, and 20% to Pope MGP, Inc.  The sliding scale allocation method will allocate income evenly between ORM, Inc. and Pope MGP, Inc. once net income from the IPMB reaches $7.0 million in a fiscal year.  The aforementioned amendment authorizing pursuit of the IPMB limits cumulative net expenditures to $5.0 million, including debt guarantees. As of December 31, 2001 accumulated income from IPMB exceeds the balance of IPMB expenditures and debt guarantees.

A director of Pope MGP, Inc. is also a director of Pope & Talbot, Inc. (P&T).  In 2001, 2000, and 1999, the Partnership received annual lease payments of $75,000 from P&T for lease of a log sorting and storage site (referred to above as the millsite) at Port Gamble, Washington.

The Partnership held a promissory note from the retired president and CEO of the Partnership with a balance of $271,000 at December 31, 2000.  The note accrued Interest at 6.48% and was cancelled in January 2001 in consideration for a Port Ludlow residence.  The residence was sold during 2001.

10.     SEGMENT AND MAJOR CUSTOMER INFORMATION

The Partnership’s operations are classified into three segments: Fee Timber, Timberland Management and Consulting, and Real Estate. The Fee Timber segment consists of the harvest and sale of timber from the Partnership’s 112,000 acres of fee timberland in Washington State.  The Timberland Management and Consulting segment manages over 500,000 acres of timberland properties for third-parties and provides timberland consulting services throughout Canada and the Western United States.  Timberlands under management are in Washington, Oregon, California and British Columbia.  For the year ended December 31, 2001, there was one major customer with 9% of total revenue.  For the year ended December 31, 2000 and 1999, there were two major customers with 17% and 11%; and 21% and 9% of total revenues, respectively.

The Real Estate segment built and sold homes and lots and managed several commercial properties including a marina, golf course, sewer and water facilities and other commercial properties. The majority of these operations were sold in August of 2001.  After the disposition, Real Estate consists of the sale of developed lots from two separate land development projects, the management of 2,000 acres of early stage development properties, and the rental of residential and commercial properties in Port Gamble and Kingston, Washington.  All of the Partnership’s real estate activities are in Washington State.

Identifiable assets are those used exclusively in the operations of each industry segment or those allocated when used jointly. The Partnership does not allocate cash, accounts receivable, certain prepaid expenses or the Partnership’s administrative office for purposes of evaluating segment performance. Details of the Partnership’s operations by business segment for the years ended December 31 were as follows (in thousands):

	2001	2000	1999
Revenues:
Fee timber	$24,999	$21,444	$23,467
Timberland management and consulting	9,703	11,011	11,705
Real estate	13,143	18,202	15,681
Total	47,845	50,657	50,853

Operating income/(loss):
Fee timber	9,190	12,895	13,609
Timberland management and consulting	1,685	75	1,861
Real estate	(2,709)	(11,593)	(508)
Unallocated general and admin	(5,110)	(7,254)	(8,282)
Total	3,056	(5,877)	6,680

Depreciation and Depletion:
Fee timber	6,520	1,044	1,188
Timberland management and consulting	241	208	213
Real estate	402	1,110	799
Unallocated general and admin	535	537	483
Total	7,698	2,899	2,683

Identifiable Assets:
Fee timber	70,712	19,653	18,567
Timberland management and consulting	492	708	1,226
Real estate	4,019	30,813	36,862
Unallocated general and admin	8,964	9,683	10,225
Total	84,187	60,857	66,880

Capital and land expenditures:
Fee timber	55,761	1,047	2,664
Timberland management and consulting	142	193	255
Real estate	407	1,440	424
Unallocated general and admin	240	178	421
Total	56,550	2,858	3,764

Revenues by product line for the year ended December 31, 2001, 2000, and 1999 are as follows (in thousands):

	2001	2000	1999
Sales of forest products:
Domestic	$19,982	$9,417	$15,108
Export, indirect	5,017	6,182	7,688
Sales of homes, lots, and undeveloped acreage	7,647	11,249	9,254
Fees for service:
Domestic	10,983	20,472	16,495
Foreign	4,216	3,337	2,308
Total Revenue	$47,845	$50,657	$50,853

11.     QUARTERLY FINANCIAL INFORMATION

	Revenues	Income/(loss) from Operations	Net Income/(loss)	Net Income/(loss) per Partnership unit diluted
	(UNAUDITED IN THOUSANDS)
2001
First quarter	$10,805	62	(417)	(.09)
Second quarter	15,332	1,890	624	14
Third quarter	12,465	2,522	1,412	31
Fourth quarter	9,243	(1,418)	(2,051)	(.46)

2000
First quarter	$13,449	$2,476	$2,367	$0.52
Second quarter	14,096	1,795	1,457	0.32
Third quarter	12,119	1,115	871	0.19
Fourth quarter	10,993	(11,263)	(10,946)	(2.41)

1999
First quarter	$12,566	$2,994	$2,567	$0.57
Second quarter	14,228	2,904	2,488	0.55
Third quarter	14,349	2,321	2,089	0.46
Fourth quarter	9,710	(1,539)	(2,078)	(0.47)

Item  9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

                ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

On January 9, 2002, the Partnership announced the promotion of David L. Nunes to the position of Chief Executive Officer.  Mr. Nunes was previously serving as the President and Chief Operating Officer of the Partnership.  The retiring Chief Executive Officer, Allen E. Symington, is continuing to serve the Partnership in an advisory capacity.

General Partner

The Partnership has no directors.  As a result the Board of Directors of its managing general partner, Pope MGP, Inc. (the “General Partner”), serves in that capacity.  The General Partner’s address is the same as the address of the principal offices of the Partnership.  Pope MGP, Inc. receives $150,000 per year for acting as managing general partner of the Partnership.

The following table identifies the officers and directors of the General Partner as of March 1, 2002. Officers of the General Partner hold identical offices with the Partnership.

Name	Age	Position and Background

David L. Nunes (2)	40

President and Chief Executive Officer, and Director, from January 2002 to present.  President and Chief Operating Officer from September 2000 to January 2002.  Senior Vice President Acquisitions & Portfolio Development from November 1998 to August 2000.  Vice President Portfolio Development from  December 1997 to October 1998.  Director of Portfolio Development from April 1997 to December 1997 of Pope MGP, Inc. and the Partnership.  Strategic Planning Director of Weyerhaeuser Company from June 1988 to April 1997.

Thomas M. Ringo	48

Vice President and CFO from December 2000 to present. Senior Vice President Finance and Client Relations from June 1996 to December 2000. Vice President Finance from November 1991 to June 1996.  Treasurer from March 1989 through October 1991 of Pope MGP, Inc. and the Partnership.  Tax Manager of Westin Hotel Company, 1985 to March 1989.  Tax Consultant for Price Waterhouse, 1981 to 1985.

Douglas E. Norberg (1), (3), (4)	61

Director. Vice Chairman, Wright Runstad & Company, since 2000; President, Wright Runstad & Company, 1975 until 2000.  Wright Runstad & Company is in the business of real estate investing, development, and management.

Peter T. Pope (1), (4)	67

Director. Chairman of the Board of Pope & Talbot, Inc., 1971 to 1999 and currently a director.  Mr. Pope retired as CEO of Pope & Talbot in 1999. Mr. Pope is also a director and President of Pope EGP, Inc., and a director of Newhall Land and Farming, a public limited partnership.

Joseph 0. Tobin II (1), (3), (4)	48	Director. Private investor, 2000 to present.

Marco F. Vitulli (2), (3), (4)	67	Director. President, Vitulli Ventures Ltd., 1980 to present. Vitulli Ventures Ltd. is in the business of real estate investments.

___________________________

(1)   Class A Director

(2)   Class B Director

(3)   Member of the Audit Committee

(4)   Member of the Human Resources Committee

Board of Directors of the Managing General Partner

Board Composition.  The Managing General Partner’s Articles of Incorporation provide that directors are divided into two classes, each class serving a period of two years.  Approximately one-half of the members of the Board of Directors are elected by the Managing General Partner’s shareholders annually.  The terms of the Class A directors expire on December 31, 2002, and the terms of the Class B directors expire on December 31, 2003.  The directors’ election to the Managing General Partner’s Board of Directors is subject to a voting agreement between the Managing General Partner’s two shareholders, Mr. Pope and Ms. Emily T. Andrews.  Mr. Pope serves as his own appointee, and Mr. Tobin serves as Ms. Andrews’ appointee, to the Board of Directors.  The Managing General Partner’s Board of Directors met 7 times in 2001 to discuss Partnership matters.

Audit Committee.  The Audit Committee of the General Managing Partner’s Board of Directors is comprised of three outside directors who comply with Nasdaq’s qualification requirements for audit committee members.  During the year, the Audit Committee reviewed with the Partnership’s management and with its independent public accountants the scope and results of the Partnership’s internal and external audit activities and the adequacy of the Partnership’s internal accounting controls. The committee also reviewed current and emerging accounting and reporting requirements and practices affecting the Partnership.  The audit committee met to discuss the Partnership 4 times during 2001.

Human Resources Committee.  The Committee is responsible for (1) establishing compensation programs for executive officers of the Partnership designed to attract, motivate and retain key executives responsible for the success of the Partnership as a whole, (2) administering and maintaining such programs in a manner that will benefit the long-term interests of the Partnership and its unit holders, and (3) determining the salary, bonus, stock option and other compensation of the Partnership’s executive officers. The human resources committee met to discuss the Partnership 2 times during 2001.

Beneficial Ownership and Section 16(a) Reporting Compliance

The Partnership is a reporting company pursuant to Section 12 of the Securities Exchange Act of 1934 (“Exchange Act”).  Under Section 16(a) of the Exchange Act, and the rules promulgated thereunder, directors, officers, greater than 10% shareholders, and certain other key personnel (the “Reporting Persons”) are required to report their ownership and any change in ownership of Partnership units to the Securities and Exchange Commission.  The Partnership believes that the Reporting Persons have complied with all Section 16(a) filing requirements applicable to them.  In making the foregoing statement, the Partnership has relied solely upon oral or written representations of the Reporting Persons, and copies of the reports that the Reporting Persons have filed with the SEC.

Item 11. EXECUTIVE COMPENSATION

The following table sets forth certain information concernin the cash compensation paid to each of the five most highly compensated executive officers of the Partnership (the “Named Executives”) in fiscal years 2001, 2000 and 1999.  The titles used in this Item 11 correspond to these persons’ titles during 2001.

Summary Compensation Table

Annual Compensation						Long-term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Other Annual Compensation ($)(2)	All Other Compensation ($)(3)	LTIP Payments ($)(4)
Allen E. Symington (5) Chairman and CEO	2001 2000 1999	200,000 66,667 N/A	— 49,313 58,000	— — —	— — 5,250	— — —

David L. Nunes President and COO (5)	2001 2000 1999	175,000 148,275 130,000	57,188 112,714 45,500	— — 15,000	5,250 5,250 4,800	3,896 3,678 1,302

Thomas M Ringo V.P. and CFO	2001 2000 1999	143,199 143,199 137,692	33,781 85,102 58,503	— — 15,000	5,250 5,250 4,800	5,343 5,044 2,604

Greg McCarry (6) V.P. Real Estate	2001 2000 1999	95,928 159,262 153,136	250,000 37,027 53,943	— — 15,000	5,250 5,250 4,800	5,343 5,044 2,604

Tom Griffin (6) V.P. Commercial Properties	2001 2000 1999	61,150 97,249 97,461	125,000 24,562 23,617	— — 15,000	5,250 5,250 4,800	2, 671 2,521 1,302

Gary Tucker (7) Retired CEO and President	2001 2000 1999	— 277,586 266,910	— — 120,884	— — —	— 5,250 4,800	— 15,117 7,812

Tom Gilkey (8) V.P. Timberlands- Retired	2001 2000 1999	— 143,199 137,692	50,000 42,805 60,796	— — 15,000	— 5,250 4,800	— 5,044 2,604

(1)	Amounts represent bonuses or commissions earned in the year shown but paid after year-end.

(2)	During 2000, the Partnership stopped providing company vehicles to certain executives. The $15,000 payment represents a one-time payment made as a result of this change.

(3)	Amounts represent contributions to the Partnerships 401(k) plan.

(4)

The LTIP payments are made from Pope MGP’s share of the IPMB.  Amounts shown above were paid in respective years outlined but earned in the prior year.  See “Long-Term Incentive Plans — Awards in Last Fiscal Year”.

(5)	Mr. Symington retired and Mr. Nunes became Chief Executive Officer on January 9, 2002.

(6)	Mr. McCarry and Mr. Griffin terminated their employment with Pope Resources in August 2001 to work with the entity that acquired the assets in Port Ludlow, Washington.

(7)	Mr. Tucker retired from the Partnership in May 2000.

(8)	Mr. Gilkey retired from the Partnership in January 2001.

Compensation Pursuant To Unit Options

During 2001, unit options were issued at the unit market value as follows:

Individual Grants				Potential realizable value at assumed annual rates of stock price appreciation for term of option
Name	# of securities underlying Options Granted	% of total options granted to employees in fiscal year	Exercise Price	Expiration date	5%	10%
Allen E. Symington	—	—	—	—	—	—
Chairman and CEO

David L. Nunes	10,000	38%	22.00	02/10/11	$138,357	$350,623
President and COO

Thomas M. Ringo	7,500	29%	22.00	02/10/11	$103,768	$262,968
V.P. and CFO

Greg McCarry	—	—	—	—	—	—
V.P. Real Estate

Tom Griffin	—	—	—	—	—	—
V.P. Commercial Properties

Aggregated Option Exercises

The following table provides information on option exercises in fiscal 2001 by the named executive officers and the value of exercisable and unexercisable unit options at December 31, 2001.

Name	Units Acquired on Exercise	Value Realized	Number of securities underlying unexercised options at year-end (#)		Value of unexercised in-the– money options at year-end ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Allen E. Symington	—	—	15,000	30,000	—	—
Chairman and CEO

David L. Nunes	—	—	6,125	15,625	—	—
President and COO

Thomas M. Ringo	—	—	6,875	13,500	—	—
V.P. and CFO

Greg McCarry	—	—	—	—	—	—
V.P. Real Estate

Tom Griffin	—	—	—	—	—	—
V.P. Commercial Properties

Long-Term Incentive Plans-Awards in Last Fiscal Year

During 2002, the following awards were made from the Long-Term Incentive Plan based upon 2001 operating results for the IPMB:

Name and Principal Position	Award ($) (1)	Performance Period
Allen E. Symington Chairman and CEO	$15,075	1/1/2001 to 12/31/2001
David L. Nunes President and COO	$12,563	1/1/2001 to 12/31/2003
Thomas M. Ringo V.P. and CFO	$8,794	1/1/2000 to 12/31/2003

(1)                                Awards from the LTIP are made based upon performance of the Investor Portfolio Management Business (IPMB) during 2001 and are contingent upon the officer’s employment with the Partnership on the last day of the award year.  LTIP payments are made from Pope MGP’s share of the IPMB.

Compensation of General Partner’s Directors

Compensation of the outside directors of Pope MGP, Inc. consists of a monthly retainer of $1,500 plus a $1,000 per day fee for each board meeting attended and $500 for participation in a board meeting via telephone.  Outside directors have the option of receiving their $1,500 monthly board retainer in unit options. All option grants were made pursuant to the Partnership’s 1997 Unit Option Plan for their service as directors of Pope MGP, Inc.

For the year ended December 31, 2001, the four outside directors each received 3,189 options with strike prices ranging from $14.75 to $22.00.  The outside directors were also granted 3,000 units with an exercise price of $22.00 in March 2001.

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

For the year ended December 31, 1999, two outside directors were granted 3,000 unit options each at a strike price of $27.88.

Unit Option Plan

The Partnership’s 1997 Unit Option Plan authorizes the granting of nonqualified unit options to employees, officers, and directors of the Partnership.  A total of 1,500,000 units have been reserved for issuance under the plan.  Unit options are granted at prices not less than the fair value of the limited partnership units on the date of the grant, and currently range from $20.00 to $27.88 per unit.  The options generally become exercisable annually over a four-year period and have a maximum term of ten years.  Unit options issued and outstanding at December 31, 2001 and 2000 were 185,562 and 185,000, respectively, and unit options vested at December 31, 2001 and 2000 were 90,612 and 60,618, respectively. To date, 8,625 unit options have been exercised.  The units issuable under the unit options have been registered on a Form S-8 registration statement.

The Partnership accounts for unit-based compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees.  Accordingly, compensation cost for unit options is measured as the excess, if any, of the fair value of the Partnership’s units at the date of grant over the amount an employee must pay to acquire the unit.  During 2000, $27,000 in compensation expense was recognized for the issuance of 5,206 unit options to a member of the board of directors for interim management services.

Employee Benefit Plans.

Employees with six months of service are eligible to receive benefits under a defined contribution plan. During 2001 the Partnership matched 50% of the employees’ contribution up to 8% of compensation.  In the first half of 2000, the Partnership made a voluntary contribution of 3% of eligible employee compensation.  In the last half of 2000 the Partnership matched 50% of the employees’ contribution up to 8% of compensation.  The Partnership was required to contribute 3% of eligible employee compensation into the plan during 1999.  Partnership contributions to the plan amounted to $103,000, $190,000, and $308,000, for each of the three years ended December 31, 2001, 2000, and 1999, respectively.  Employees become fully vested over a six-year period in the Partnership’s contribution.

Employment Contracts

Symington Arrangements. On August 31, 2000, the Company entered into a three-year Employment Agreement with Mr. Symington under which he served as the Company’s Chairman and Chief Executive Officer. Under that Employment Agreement, Mr. Symington received an annual salary of $200,000, an annual bonus of up to 45% of his base salary based upon attainment of performance criteria, and a $25,000 signing bonus. He also received 45,000 unit options under the Company’s 1997 Unit Option Plan, which vest over three years, and are exercisable for four years after termination of employment. Options to purchase 15,000 units are currently vested and 15,000 units vest in each of the next two years.  The Company agreed to pay Mr. Symington his pre-retirement salary of $200,000, in equal monthly installments through fiscal year 2003, and to permit continued vesting of his unit options.

Supplemental Retirement Plan.  The Partnership has a supplemental retirement plan for George H. Folquet, a retired key employee.  The plan provides for a retirement income of 70% of his base salary at retirement after taking into account both 401(k) and social security benefits.  The Partnership accrued $181,000 for this benefit in 1995 and pays $25,013 under the plan annually.

Report of the Human Resources Committee on Executive Compensation

The Human Resources Committee of the General Partner’s Board of Directors (the “Committee”) has furnished the following report on the Partnership’s executive compensation for fiscal year 2001.  The Committee’s report is intended to describe in general terms the process the Committee undertakes and the matters it considers in determining the appropriate compensation for the Partnership’s executive officers, including Mr. Nunes and Mr. Ringo.

Responsibilities and Composition of the Committee

The Committee is responsible for (1) establishing compensation programs for executive officers of the Partnership designed to attract, motivate and retain key executives responsible for the success of the Partnership as a whole, (2) administering and maintaining such programs in a manner that will benefit the long-term interests of the Partnership and its unit holders, and (3) determining the salary, bonus, stock option and other compensation of the Partnership’s executive officers.

The Committee is currently composed of Douglas E. Norberg, Peter T. Pope, Joseph 0. Tobin II, and Marco F. Vitulli.  Mr. Pope serves as committee chair.  None of the members are officers or employees of the Partnership or the General Partner.

Compensation Philosophy

The Partnership’s strategic plan is to focus on growing its fee timber and timberland management businesses.  The Partnership’s growth strategy consists of the following elements:

•	Add to owned timberland asset base

•	Build third-party service business by providing cost-effective timberland management and forestry consulting expertise
•	Focus real estate activities on where we can add the most value
•	Support operations with appropriate, efficient levels of overhead.

The achievement of these goals is intended to create long-term value for the Partnership’s unit holders.

The Committee believes that compensation of the Partnership’s Chief Executive Officer, other executive officers and key personnel should be based to a substantial extent on achievement of the goals and strategies that the Partnership has established and enunciated.

When establishing salaries, bonus levels and stock option awards for executive officers, the Committee considers (1) the Partnership’s performance during the past year and recent quarters in meeting its financial and other performance goals, (2) the individual’s performance during the past year and recent quarters, and (3) the salaries of executive officers in similar positions with companies of comparable size, maturity and pursuing similar objectives, and other companies within the timber industry.  With respect to executive officers other than the Chief Executive Officer, the Committee takes into consideration the recommendations of the Chief Executive Officer.  The method for determining compensation varies from case to case based on a discretionary and subjective determination of what is appropriate at the time.

Compensation Programs and Practices

The Partnership’s compensation program for executives consists of four key elements:  (1) base salary, (2) a performance-based annual bonus, (3) periodic grants of unit options, and (4) IPMB award payments (referred to above as long-term incentive plan).

The Committee believes that this four-part approach best serves the interests of the Partnership and its unitholders.  It enables the Partnership to meet the requirements of the highly competitive environment in which it operates, while ensuring that executive officers are compensated in a way that advances both the short- and long-term interests of unitholders.  The variable, annual bonus permits individual performance to be recognized and is based, in significant part, on an evaluation of the contribution made by the officer to the Partnership’s overall performance.  Unit options relate a significant portion of long-term remuneration directly to unit price appreciation.  This type of compensation is intended to align the interests of option holders and of the Partnership’s unitholders, and further serve to promote an executive’s continued service to the organization.  IPMB awards encourage business growth in the Partnership’s service businesses.

Base Salary.  Base salaries for the Partnership’s executive officers are developed and approved by the Human Resources Committee with periodic consultation provided by consultation with Towers Perrin, a nationally recognized compensation consulting firm. Base salary amounts for executive officers take into account such factors as competitive industry salaries, an executive’s scope of responsibilities, and individual performance and contribution to the organization.  The Committee obtains executive compensation data through Towers Perrin who has developed salary surveys that reflect a peer group of other timber companies, including companies of different sizes. This data is integral to the Committee’s deliberations and conclusions regarding appropriate levels of executive compensation.  To the extent it deems appropriate, the Committee also considers general economic conditions within the area and within the industry.

Annual Bonus.  Executive officers have an annual incentive (bonus) opportunity with awards based on the overall performance of the Partnership and on specific individual performance targets.  The performance targets may be based on one or more of the following criteria: successfully pursuing the Partnership’s refocusing and growth strategy, maintaining sound asset quality, improving productivity, and increasing earnings and return on equity.

The size of the bonus pool is based upon an assessment of the Partnership’s performance as compared to both budgeted and prior fiscal year performance and the extent to which the Partnership achieved its overall goals.  Once the bonus pool is determined, the Chief Executive Officer or other executive officers, as appropriate, make individual bonus recommendations to the Human Resources Committee, within the limits of the pool, for eligible employees based upon an evaluation of their individual performance and contribution to the Partnership’s overall performance.

Unit Options.  The Committee follows a compensation philosophy that includes unit options as a long-term incentive program for management.  The Partnership’s use of stock-based compensation focuses on the following guiding principles: (1) unit-based compensation has been and will continue to be an important element of employee pay, (2) the grant of unit options will be based on performance measures within the employee’s control, (3) owning units is an important ingredient in forming the partnership between employees and the organization, and (4) ownership of significant amounts of the Partnership’s units by executives and senior officers of the Partnership will facilitate aligning management’s goals with the goals of unit holders. The Committee anticipates that it will continue to emphasize unit-based compensation in the future.

IPMB Award.  The IPMB awards are paid from Pope MGP’s share of earnings from the IPMB.  Awards are paid in a lump sum following the year in which the award was earned.

Chief Executive Officer Compensation

In fiscal year 2001, Mr. Symington served as Chief Executive Officer and Mr. Nunes served as the Partnership’s President and COO, of the Partnership and the General Partner.  Since Mr. Symington’s retirement on January 9, 2002, Mr. Nunes has been serving as Chief Executive Officer and President.  In evaluating the compensation of Mr. Symington and Mr. Nunes for services rendered in 2001, and in setting Mr. Nunes compensation for 2002, the Committee considered both quantitative and qualitative factors.

In looking at quantitative factors, the Committee reviewed the Partnership’s 2001 financial results and compared them with the Partnership’s budget and actual financial results for 2000. Specifically, the Committee considered the following:

•     Impact of product markets on results

•     Acres of new timberland acquired

•     Amount of new timberland management and consulting business added

•     Port Ludlow sale outcome

In addition to these quantitative accomplishments, the Committee also considered certain qualitative accomplishments by . Mr.Symington and Mr. Nunes in 2001.  Specifically, the Committee considered the following:

•	Rationalization of Canadian consulting practice following unsuccessful sales effort,
•	Restructuring of long-term debt to shorten maturity of timber mortgages to 10 years and securing of new unsecured bank line,
•	Assessment and implementation of plan for high-yield forestry applications on owned timberlands,
•	Negotiation of key contracts for timberland management services and other non-log revenues,
•	Completed negotiation of contract providing for apportionment of environmental clean-up costs at Port Gamble

Policy With Respect to $1 Million Deduction Limit

It is not anticipated that the limitations on deductibility, under Internal Revenue Code Section 162(m), of compensation to any one executive that exceeds $1,000,000 in a single year will apply to the Partnership or its subsidiaries in the foreseeable future.  In the event that such limitations would apply, the

Committee will analyze the circumstances presented and act in a manner that, in its judgment, is in the best interests of the Partnership.  This may or may not involve actions to preserve deductibility.

Conclusion

The Committee believes that for 2001, the compensation terms for Mr. Symington and Mr. Nunes, as well as for the other executive officers, were clearly related to the realization of the goals and strategies established by the Partnership.  Further, based on our consideration of all factors, bonuses were paid in March 2002 based on 2001 performance.

Douglas E. Norberg

Peter T. Pope

Joseph 0. Tobin II

Marco F. Vitulli

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Unit Holders

As of March 7, 2002, the following persons were known or believed by the Partnership to be the beneficial owners of more than 5% of the outstanding Partnership units:

Name and Address of Beneficial Owner	Number of Units(1)		Percent of Class
Private Capital Management, Inc 3003 Tamiami Trail North Naples, FL 33940	1,736,640	(2)	38.4

Emily T. Andrews 600 Montgomery Street 35th Floor San Francisco, CA 94111	557,100	(3)	12.3

Peter T. Pope 1500 S.W. 1st Avenue Portland, OR97201	325,415	(4)	7.2

________________

(1)   Each beneficial owner has sole voting and investment power unless otherwise indicated.  Includes unit options exercisable within 60 days.

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

(4)   Includes (a) 53,420 units held in trust for his children, and (b) 60,000 units held by Pope MGP, Inc., and Pope EGP, Inc., as to which he shares investment and voting power.

Management

As of March 7, 2002, the beneficial ownership of the Partnership units of (1) the general partners of the Partnership, (2) the directors of the Partnership’s general partners, (3) the Named Executives, and (4) the Partnership’s general partners, directors and officers as a group, was as follows:**

Name	Position and Offices	Number of Units(1)		Percent of Class
David L. Nunes	Chief Executive Officer and President, Pope MGP, Inc. and the Partnership; Director, Pope MGP, Inc.	14,750		*

Thomas M. Ringo	Vice President and CFO, Pope MGP, Inc. and the Partnership	12,450		*

Adolphus Andrews, Jr.	Director, Pope EGP, Inc.; Vice President of Pope EGP, Inc.	557,100	(2)	12.2

Peter T. Pope	Director, Pope MGP, Inc. and Pope EGP, Inc.; President, Pope EGP, Inc.	325,415	(3)	7.1

Joseph O. Tobin II	Director, Pope MGP, Inc.	84,433	(4)	1.8

Pope EGP, Inc.	Equity General Partner of the Partnership	54,000		1.2

Pope MGP, Inc.	Managing General Partner of the Partnership	6,000		*

Douglas Norberg	Director, Pope MGP, Inc.	24,932	(5)	*

Marco Vitulli	Director, Pope MGP, Inc.	12,939	(6)	*

All general partners, directors and officers of general partners, and officers of the Partnership as a group (7 individuals and 2 entities)		972,019	(7)	21.2

* Less than 1%

** The address of each of these parties is c/o Pope Resources, 19245 Tenth Avenue NE, Poulsbo, WA 98370.

(1)                                  Each beneficial owner has sole voting and investment power unless otherwise indicated.  Includes unit options that are exercisable within 60 days.

(2)                                  Includes 497,100 units as to which Mr. Andrews shares investment and voting power.  Also includes 60,000 units owned by Pope MGP, Inc. and Pope EGP, Inc., as to all of which he disclaims beneficial ownership.  See footnote 3 under “— Principal Unit Holders.”

(3)                                  See footnote 4 under “- Principal Unit Holders.”

(4)                                  Includes (a) currently exercisable options to purchase 5,439 units issued to Mr. Tobin in lieu of cash compensation for director services, and (b) 65,950 units owned by Edith Tobin, Mr. Tobin’s wife, and (c) 13,044 units held in trust for Mr. Tobin’s children.

(5)                                  Includes currently exercisable options to purchase 21,682 units issued to Mr. Norberg in lieu of cash compensation for director services.

(6)                                  Includes currently exercisable options to purchase 11,939 units issued to Mr. Vitulli in lieu of cash compensation for director services.

(7)                                  For this computation, the 60,000 units held by Pope MGP, Inc. and Pope EGP, Inc. are excluded from units beneficially owned by Mr. Pope and Mr. Andrews.  Mr. Pope and Mr. Andrews’ wife, Emily T. Andrews, owns all of the outstanding stock of Pope MGP, Inc. and Pope EGP, Inc. Includes currently exercisable options to purchase 62,060 units issued in lieu of cash compensation for director services.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Partnership Agreement provides that it is a complete defense to any challenge to an agreement or transaction between the Partnership and a general partner, or related person, due to a conflict of interest if, after full disclosure of the material facts as to the agreement or transaction and the interest of the general partner or related person, (1) the transaction is authorized, approved or ratified by a majority of the disinterested directors of the General Partner, or (2) the transaction is authorized by partners of record holding more than 50% of the units held by all partners.

General Partner Fee.  Pope MGP, Inc. receives an annual fee of $150,000, for its services as managing general partner of the Partnership, as stipulated in the Partnership Agreement.

Minority Interest Payments.  The minority interest represents Pope MGP, Inc.’s interest in the IPMB. Net income from the IPMB is paid 80% to ORM, Inc. and 20% to Pope MGP, Inc. until net income from the IPMB reaches $7.0 million in a fiscal year, at which time income will be allocated evenly between ORM, Inc. and Pope MGP, Inc.

P&T Lease Payments.  Mr. Pope, a director of Pope MGP, Inc., is also a director of P&T.  In 2001, 2000, and 1999, the Partnership received lease payments of $75,000 from P&T for lease of a log sorting and storage site at Port Gamble, Washington.

Ex-Chief Executive Officer.  The Partnership held a promissory note from Mr. Tucker, a retired Chief Executive Officer, issued in connection with his purchase of a home that had a balance of $271,000 and bore interest at 6.48%.  The note was cancelled in January 2001 in consideration for the transfer of a Port Ludlow residence owned by him to the Partnership.

Pioneer Resources I, LLC.   ORMLLC is the manager of Pioneer Resources I, LLC, which is one of the two major customers of the Timberland Management and Consulting segment.

PART IV

Item 14.                            EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

Financial Statement Schedules

Reserve for Environmental Remediation

	Balances at the Beginning of the Period	Charged to Costs and Expenses	Deductions	Balances at the End of the Period
Year Ended December 31, 1999	$120,000	$—	$—	$120,000
Year Ended December 31, 2000	$120,000	$1,956,000	$206,000	$1,870,000
Year Ended December 31, 2001	$1,870,000	—	461,000	$1,409,000

Reports on Form 8-K

No reports on Form 8-K were filed during the last quarter of the fiscal year ended December 31, 2001.

Exhibits

No.	Document
3.1	Certificate of Limited Partnership. (1)

3.2	Limited Partnership Agreement, dated as of November 7, 1985. (1)

3.3	Amendment to Limited Partnership Agreement dated December 16, 1986. (2)

3.4	Amendment to Limited Partnership Agreement dated March 14, 1997. (4)

4.1	Specimen Depositary Receipt of Registrant. (1)

4.2	Limited Partnership Agreement dated as of November 7, 1985, as amended December 16, 1986 and March 14, 1997 (see Exhibits 3.2, 3.3 and 3.4).

9.1

Shareholders Agreement entered into by and among Pope MGP, Inc., Pope EGP, Inc., Peter T. Pope, Emily T. Andrews, P&T, present and future directors of Pope MGP, Inc. and the Partnership, dated as of November 7, 1985 included as Appendix C to the P&T Notice and Proxy Statement filed with the Securities and Exchange Commission on November 12, 1985, a copy of which was filed as Exhibit 28.1 to the Partnership’s registration on Form 10 identified in footnote (1) below. (1)

10.1	Transfer and Indemnity Agreement between the Partnership and P&T dated as of December 5, 1985. (1)

10.2	Management Agreement between the Partnership and P&T dated as of December 5, 1985. (1)

10.3	Ground Leases between the Partnership as Lessor and P&T as Lessee dated December 3, 1985. (1)

10.4	1997 Unit Option Plan Summary. (5)

10.5	Audit Committee Charter. (10)

10.6	Employment Agreement between the Partnership and Allen E. Symington, dated August 31, 2000. (9)

10.7	Master Timber Management Agreement between Hancock Natural Resource Group, Inc. and Olympic Resource Management LLC, dated January 1, 1998. (11)

10.8	First Amendment to Master Timber Management Agreement between Hancock Natural Resource Group, Inc. and Olympic Resource Management LLC, dated July 26, 1999. (11)

10.9	Second Amendment to Master Timber Management Agreement between Hancock Natural Resource Group, Inc. and Olympic Resource Management LLC, dated February 9, 2000. (11)

10.10	Third Amendment to Master Timber Management Agreement between Hancock Natural Resource Group, Inc. and Olympic Resource Management LLC, dated December 1, 2000. (11)

10.11	Master Timber Management Agreement between Hancock Natural Resource Group, Inc. and H.A. Simons Ltd., dated December 5, 1997. (11)

10.12	First Amendment to Master Timber Management Agreement between Hancock Natural Resource Group, Inc. and ORM Resources Canada Ltd., dated December 29, 1998. (10)

10.13	Second Amendment to Master Timber Management Agreement between Hancock Natural Resource Group, Inc. and ORM Resources Canada Ltd., dated July 26, 1999. (11)

10.14	Third Amendment to Master Timber Management Agreement between Hancock Natural Resource Group, Inc. and ORM Resources Canada Ltd., dated August 6, 1999. (11)

10.15	Fourth Amendment to Master Timber Management Agreement Hancock Natural Resource Group, Inc. and ORM Resources Canada Ltd., dated December 23, 1999. (11)

10.16	Fifth Amendment to Master Timber Management Agreement between Hancock Natural Resource Group, Inc. and ORM Resources Canada Ltd., dated December 1, 2000. (11)

10.17	Management Agreement, dated as of March 22, 2000, by and between Pioneer Resources I, LLC and Olympic Resource Management LLC. (6)

10.18	First Amendment to Management Agreement between Pioneer Resources I, LLC and Olympic Resource Management LLC, dated September 7, 2000. (11)

10.19	Second Amendment Management Agreement between Pioneer Resources I, LLC and Olympic Resource Management LLC, dated June 29, 2001. (11)

10.20

Deed of Trust, Fixture Filing and Security Agreement with Assignment of Rents between Pioneer Resources I, LLC, Olympic Resource Management LLC, and Oregon Title Insurance Company, dated April 7, 2000. (6)

10.21	Timberland Deed of Trust and Security Agreement with Assignment of Rents between Pope Resources, Jefferson Title Company and John Hancock Mutual Life Insurance Company, dated April 29, 1992. (10)

10.22

Amendment to Timberland Deed of Trust and Security Agreement with Assignment of Rents between Pope Resources, Jefferson Title Company and John Hancock Mutual Life Insurance Company, dated May 13, 1992. (10)

10.23

Second Amendment to Timberland Deed of Trust and Security Agreement with Assignment of Rents between Pope Resources, Jefferson Title Company and John Hancock Mutual Life Insurance Company, dated May 25 1993. (10)

10.24

Third Amendment to Timberland Deed of Trust and Security Agreement with Assignment of Rents between Pope Resources, Jefferson Title Company and John Hancock Mutual Life Insurance Company, dated December 19, 1995. (10)

10.25

Fourth Amendment to Timberland Deed of Trust and Security Agreement with Assignment of Rents between Pope Resources, Jefferson Title Company and John Hancock Mutual Life Insurance Company, dated December 20, 1999. (10)

10.26

Amended and Restated Timberland Deed of Trust and Security Agreement with Assignment of Rents and Fixture Filing between Pope Resources and John Hancock Life Insurance Company, dated March 29, 2001. (10)

10.27	Promissory Note from Pope Resources to John Hancock Mutual Life Insurance Company, dated April 29, 1992. (10)

10.28	Amendment to Promissory Note from Pope Resources to John Hancock Mutual Life Insurance Company, dated May 25, 1993. (10)

10.29	Second Amendment to Promissory Note from Pope Resources to John Hancock Mutual Life Insurance Company, dated December 19, 1995. (10)

10.30	Third Amendment to Promissory Note from Pope Resources to John Hancock Mutual Life Insurance Company, dated December 20, 1999. (10)

10.31	Fourth Amendment to Promissory Note from Pope Resources to John Hancock Mutual Life Insurance Company, dated March 29, 2001. (10)

10.32

Timberland Purchase and Sale Agreement for the Southwest Washington Timberlands by and among Plum Creek Timberlands, L.P. and Plum Creek Marketing, Inc., as Seller and Pope Resources, a Delaware Limited Partnership as Purchaser, dated February 12, 2001. (7)

10.33	Note Purchase Agreement between Pope Resources, John Hancock Life Insurance Company and John Hancock Variable Life Insurance Company, dated March 29, 2001. (10)

10.34	Class A Fixed Rate Senior Secured Note from Pope Resources to John Hancock Life Insurance Company, dated March 29, 2001, in the principal amount of $23,500,000. (10)

10.35	Class A Fixed Rate Senior Secured Note from Pope Resources to John Hancock Life Insurance Company, dated March 29, 2001 in the principal amount of $4,500,000. (10)

10.36	Class A Fixed Rate Senior Secured Note from Pope Resources to John Hancock Variable Life Insurance Company, dated March 29, 2001, in the principal amount of $2,000,000. (10)

10.37

Timberland Deed of Trust and Security Agreement With Assignment of Rents and Fixture Filing between Pope Resources, Jefferson Title Company and John Hancock Life Insurance Company, dated March 29, 2001. (10)

10.38	Credit Agreement between Pope Resources and Bank of America, N.A., dated March 27, 2001. (10)

10.39	Promissory Note from Pope Resources to Bank of America, N.A., dated March 27, 2001. (10)

10.40	Real Estate Purchase and Sale Agreement between Pope Resources and HCV Pacific Partners LLC, dated January 12, 2001. (8)

10.41	Amendment No. 1 to the Real Estate Purchase and Sale Agreement between Pope Resources and HCV Pacific Partners LLC, dated February 8, 2001. (8)

10.42	Amendment No. 2 to the Real Estate Purchase and Sale Agreement between Pope Resources and HCV Pacific Partners LLC, dated February 14, 2001. (8)

10.43	Amendment No. 3 to the Real Estate Purchase and Sale Agreement between Pope Resources and HCV Pacific Partners LLC, dated February 27, 2001. (8)

10.44	Amendment No. 4 to the Real Estate Purchase and Sale Agreement between Pope Resources and HCV Pacific Partners LLC, dated March 26, 2001. (8)

10.45	Amendment No. 5 to the Real Estate Purchase and Sale Agreement between Pope Resources and HCV Pacific Partners LLC, dated May 15, 2001. (8)

10.46	Amendment No. 6 to the Real Estate Purchase and Sale Agreement between Pope Resources and HCV Pacific Partners LLC, dated May 18, 2001. (8)

10.47	Amendment No. 7 to the Real Estate Purchase and Sale Agreement between Pope Resources and HCV Pacific Partners LLC, dated May 25, 2001. (8)

10.48	Amendment No. 8 to the Real Estate Purchase and Sale Agreement between Pope Resources and HCV Pacific Partners LLC, dated June 1, 2001. (8)

10.49	Amendment No. 9 to the Real Estate Purchase and Sale Agreement between Pope Resources and HCV Pacific Partners LLC, dated June 13, 2001. (8)

10.50	Amendment No.10 to the Real Estate Purchase and Sale Agreement between Pope Resources and HCV Pacific Partners LLC, dated June 22, 2001. (8)

10.51	Amendment No. 11 to the Real Estate Purchase and Sale Agreement between Pope Resources and HCV Pacific Partners LLC, dated July 11, 2001. (8)

10.52	Amendment No. 12 to the Real Estate Purchase and Sale Agreement between Pope Resources and HCV Pacific Partners LLC, dated July 24, 2001. (8)

10.53	Amendment No. 13 to the Real Estate Purchase and Sale Agreement between Pope Resources and HCV Pacific Partners LLC, dated August 1, 2001. (8)

10.54	Stock Purchase Agreement by and between Olympic Water and Sewer, Inc., Olympic Property Group LLC, and Port Ludlow Associates LLC, dated May 29, 2001. (8)

10.55	Amendment No. 1 to Stock Purchase Agreement by and between Olympic Water and Sewer, Inc., Olympic Property Group LLC, and Port Ludlow Associates LLC, dated June 1, 2001. (8)

10.56	Amendment No. 2 to Stock Purchase Agreement by and between Olympic Water and Sewer, Inc., Olympic Property Group LLC, and Port Ludlow Associates LLC, dated June 13, 2001. (8)

10.57	Amendment No. 3 to Stock Purchase Agreement by and between Olympic Water and Sewer, Inc., Olympic Property Group LLC, and Port Ludlow Associates LLC, dated June 22, 2001. (8)

10.58	Amendment No. 4 to Stock Purchase Agreement by and between Olympic Water and Sewer, Inc., Olympic Property Group LLC, and Port Ludlow Associates LLC, dated June 29, 2001. (8)

10.59	Amendment No. 5 to Stock Purchase Agreement by and between Olympic Water and Sewer, Inc., Olympic Property Group LLC, and Port Ludlow Associates LLC, dated July 24, 2001. (8)

10.60	Amendment No. 6 to Stock Purchase Agreement by and between Olympic Water and Sewer, Inc., Olympic Property Group LLC, and Port Ludlow Associates LLC, dated August 1, 2001. (8)

10.61	Promissory Note from Port Ludlow Associates LLC to Pope Resources, dated August, 2001. (8)

10.62	Deed of Trust from Port Ludlow Associates LLC to Pope Resources, dated August, 2001. (8)

10.63	Subordination and Release Agreement between Port Ludlow Associates LLC and Pope Resources, dated August, 2001. (8)

10.64	Real Estate Purchase and Sale Agreement between Pope Resources and Weyerhaeuser Company, dated November 20, 2001. (10)

10.65	Fourth Amendment to Master Timber Management Agreement between Hancock Natural Resource Group, Inc. and Olympic Resource Management LLC, dated January 8, 2002. (11)

10.66	Sixth Amendment to Master Timber Management Agreement Hancock Natural Resource Group, Inc. and ORM Resources Canada Ltd., dated January 8, 2002. (11)

22	Subsidiaries of the Partnership (3), (4)

23	Consent of Deloitte & Touche LLP (10)

99.1	Certificate of Incorporation of Pope MGP, Inc. (1)

99.2	Amendment to Certificate of Incorporation of Pope MGP, Inc. (3)

99.3	Bylaws of Pope MGP, Inc. (1)

99.4	Certificate of Incorporation of Pope EGP, Inc. (1)

99.5	Amendment to Certificate of Incorporation of Pope EGP, Inc. (3)

99.6	Bylaws of Pope EGP, Inc. (1)

(1)           Incorporated by reference from the Partnership’s registration on Form 10 filed under File No. 1-9035 and declared effective on December 5, 1985.

(2)           Incorporated by reference from the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 1987.

(3)           Incorporated by reference from the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 1988.

(4)           Incorporated by reference from the Partnership’s Proxy Statement filed on February 11, 1998.

(5)           Incorporated by reference to the Company’s Form S-8 Registration Statement filed with the Commission on February 11, 1997.

(6)           Incorporated by reference from the Partnership’s quarterly report on Form 10-Q for the quarter ended March 31, 2000.  Subject to a request for confidential treatment filed with the SEC on May 12, 2000.

(7)           Incorporated by reference to the Company’s Current Report filed on Form 8-K filed with the Commission on March 19, 2001.

(8)           Incorporated by reference to the Company’s Current Report filed on Form 8-K filed with the Commission on August 20, 2001.

(9)           Incorporated by reference from the Partnership’s annual report on Form 10-K filed on March 23, 2001.

(10)         Filed with this annual report on Form 10-K for the fiscal year ended December 31, 2001.

(11)         Filed with this annual report on Form 10-K for the fiscal year ended December 31, 2001, and subject to a request for confidential treatment filed with the SEC contemporaneously with this annual report on Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POPE RESOURCES, A Delaware Limited Partnership

By POPE MGP, INC.
Managing General Partner

Date: March 29, 2002

BY	/s/ David L. Nunes
DAVID L. NUNES,
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the date indicated.

Date: March 29, 2002

By	/s/ David L. Nunes
DAVID L. NUNES,
President and Chief Executive Officer (principal executive officer), Partnership and Pope MGP, Inc.; Director, Pope MGP, Inc.

Date: March 29, 2002

By	/s/ Thomas M. Ringo
THOMAS M. RINGO
Vice President & CFO (principal financial and accounting officer), Partnership and Pope MGP, Inc.

Date: March 29, 2002

By	/s/ Joseph O. Tobin II
JOSEPH O. TOBIN II
Director, Pope MGP, Inc.

Date: March 29, 2002

By	/s/ Peter T. Pope
PETER T. POPE
Director, Pope MGP, Inc.

Date: March 29, 2002

By	/s/ Marco F. Vitulli
MARCO F. VITULLI
Director, Pope MGP, Inc.

Date: March 29, 2002

By	/s/ Douglas E. Norberg
DOUGLAS E. NORBERG
Director, Pope MGP, Inc.