Form 10-Q
period 2002-03-31
POPE RESOURCES LTD PARTNERSHIP
filed 2002-05-13
CIK 784011

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For First Quarter and Three Months Ended March 31, 2002

OR

☐	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-9035

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)

Delaware	91-1313292
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

Telephone: (360) 697-6626
(Registrant’s telephone number including area code)

19245 10th Avenue NE, Poulsbo, WA 98370
(Address of principal executive offices including zip code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes     ☒          No     ☐

PART I – FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

Pope Resources

March 31, 2002 and December 31, 2001

(Thousands)	2002 (Unaudited)	2001
Assets
Current assets:
Cash and cash equivalents	$1,392	$1,047
Accounts receivable	1,601	1,119
Work in progress	430	518
Current portion of contracts receivable	16	25
Prepaid expenses and other	417	505

Total current assets	3,856	3,214

Properties and equipment at cost:
Land and land improvements	19,482	19,358
Roads and timber (net of accumulated depletion)	51,940	52,191
Buildings and equipment (net of accumulated depreciation)	3,673	4,269

	75,095	75,818
Other assets:
Contracts receivable, net of current portion	4,501	4,806
Loan fees and other	341	349

	4,842	5,155

	$83,793	$84,187
Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$603	$275
Accrued liabilities	1,176	1,700
Environmental remediation	827	909
Current portion of long-term debt	1,075	1,075
Minority interest	69	225
Deposits	14	9

Total current liabilities	3,764	4,193

Long-term debt, net of current portion	38,591	38,592
Other long term liabilities	767	729

Partners’ capital	40,671	40,673

	$83,793	$84,187

CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

(Thousands, except per unit data)	Three Months Ended March 31,
	2002	2001
Revenues	$5,837	$10,805
Cost of sales	(1,726)	(2,969)
Operating expenses	(2,520)	(5,111)
Asset impairment	—	(1,250)
General and administrative expenses	(853)	(1,413)
Income from operations	738	62

Other income (expense):
Interest expense	(853)	(304)
Interest income	111	151
	(742)	(153)

Loss before income taxes and minority interest	(4)	(91)

Income tax (provision)/benefit	16	(222)
Income/(loss) before minority interest	12	(313)

Minority interest		(104)

Net income/(loss)	$12	$(417)

Allocable to general partners	$—	$(6)
Allocable to limited partners	12	(411)

	$12	$(417)

Earnings/(loss) per unit:
Basic	$0.00	$(0.09)
Diluted	$0.00	$(0.09)

Weighted average units outstanding:
Basic	4,518	4,528
Diluted	4,530	4,528

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Pope Resources

Three Months Ended March 31, 2002 and 2001

(Thousands)	2002	2001
Net cash flows from operating activities	$536	$364

Cash flows from investing activities:
Capital expenditures	(413)	(711)
Proceeds from sale of fixed assets	411	—
Acquisition of Columbia Tree Farm	—	(54,511)

Net cash used in investing activities	(2)	(55,222)

Cash flows provided by/(used in) financing activities:
Minority interest distribution	(187)	(40)
Repayment of long-term debt	(2)	(52)
Proceeds from debt financing	—	47,000

Net cash provided by/(used in) financing activities	(189)	46,908

Net increase/(decrease) in cash and cash equivalents	345	(7,950)
Cash and cash equivalents at beginning of year	1,047	9,882

Cash and cash equivalents at end of the three-month period	$1,392	$1,932

POPE RESOURCES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

March 31, 2002

1.                                       The consolidated financial statements as of March 31, 2002 and December 31, 2001 and for the three-months ended March 31, 2002 and March 31, 2001 have been prepared by Pope Resources (“the Partnership”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial information for the three months ended March 31, 2002 and March 31, 2001 is unaudited, but, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods.  The financial information as of December 31, 2001, is derived from the Partnership’s audited consolidated financial statements and notes thereto for the year ended December 31, 2001, and should be read in conjunction with such financial statements. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2002.

2.                                       The financial statements in the Partnership’s 2001 annual report on Form 10-K include a summary of significant accounting policies of the Partnership and should be read in conjunction with this Form 10-Q.

3.                                       Diluted earnings per unit include the dilutive impact of unit options outstanding.

4.                                       Supplemental disclosure of cash flow information: Interest paid amounted to approximately $918,000 and $329,000 for the three months ended March 31, 2002 and 2001, respectively.

5.                                       New Accounting Standards:

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

SFAS No. 141, Business Combinations, SFAS No. 142, Goodwill and Other Intangible Assets, SFAS No. 143, Accounting for Asset Retirement Obligations, and SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, were recently issued.  SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001, and that the pooling-of-interest method no longer be allowed. SFAS No. 142 requires that amortization of goodwill be replaced with periodic tests of the goodwill’s impairment and that intangible assets other than goodwill be amortized over their useful lives.  SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made.  The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset.  The liability is accreted at the end of each period through charges to operating expense.  If the obligation is settled for other than the carrying amount of the liability, the Partnership will recognize a gain or loss on settlement.  SFAS No. 144 supercedes SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.  SFAS No. 144 applies to all long-lived assets and consequently amends Accounting Principles Board Opinion No. 30, Reporting Results of Operations— Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.  SFAS No. 142 and SFAS No. 144 were adopted on January 1, 2002 and did not have a significant impact on the Partnership’s balance sheet statement of operations or cash flows. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002.  The Partnership is evaluating the impact of the adoption of this standard.

6.                                       On August 8, 2001, the Partnership sold its assets at the resort community of Port Ludlow, Washington to Port Ludlow Associates LLC, a new ownership entity formed by HCV Pacific Partners LLC.  Total consideration was approximately $16.5 million, of which approximately two-thirds was in cash and one-third in the form of a three-year note.  The balance of the note as of March 31, 2002 was $3,676,000.  The Partnership’s interest in the lots securing the loan is junior to a senior construction loan.

7.                                       Revenues and operating income by segment for the three months ended March 31, 2002 and 2001, respectively, are as follows:

Three Months Ended March 31 (Thousands)	Fee Timber	Timberland Management & Consulting	Real Estate	Other	Consolidated
2002
Revenue	$3,997	$1,916	$257	$—	$6,170
Eliminations	(23)	(296)	(14)	—	(333)
Revenue	3,974	1,620	243	—	5,837

Cost of sales	(1,638)	—	(88)	—	(1,726)

Operating expenses	(789)	(1,729)	(335)	(853)	(3,706)
Eliminations	120	201	12	—	333
Operating expenses	(669)	(1,528)	(323)	(853)	(3,373)

Income (loss) from operations	1,570	187	(166)	(853)	738
Eliminations	97	(95)	(2)	—	—
Income (loss) from operations	1,667	92	(168)	(853)	738

2001
Revenue	$4,601	$3,243	$3,317	$—	$11,161
Eliminations	(7)	(349)	—	—	(356)
Revenue	4,594	2,894	3,317	—	10,805

Cost of sales	(1,533)	—	(1,436)	—	(2,969)

Operating expenses	(501)	(2,358)	(3,858)	(1,413)	(8,130)
Eliminations	241	130	(15)	—	356
Operating expenses	(260)	(2,228)	(3,873)	(1,413)	(7,774)

Income (loss) from operations	2,567	885	(1,977)	(1,413)	62
Eliminations	234	(219)	(15)	—	—
Income (loss) from operations	2,801	666	(1,992)	(1,413)	62

ITEM 2

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

This discussion should be read in conjunction with the Partnership’s consolidated financial statements included with this report.

Results of Operations

Pope Resources earned net income of $12,000, or less than one cent per diluted ownership unit, on revenues of $5.8 million for the first quarter ended March 31, 2002. This compares to a net loss of $0.4 million, or nine cents per diluted ownership unit, on revenues of $10.8 million, for the same period in 2001. The prior year’s first quarter results were after a special charge of $1.25 million, or 28 cents per diluted ownership unit. Before the special charge, net income for first quarter of 2001 was $0.8 million or 18 cents per diluted ownership unit. Earnings before interest, taxes, depreciation, depletion, and amortization (EBITDDA), excluding special charges, were $1.5 million for the current quarter versus $1.9 million for the same period in 2001.

The Partnership operates in three primary business segments: (1) Fee Timber, (2) Timberland Management and Consulting, and (3) Real Estate. Fee Timber operations consist of the growing and harvesting of timber from the Partnership’s tree farms.  Timberland Management and Consulting encompasses providing timberland management and forestry consulting services to other owners of timberlands.

Fee Timber

Fee Timber revenue consists of the harvest and sale of logs from the Partnership’s timber properties that include the 72,000-acre tree farm located in the Hood Canal area of Washington and, starting in April 2001, the newly acquired 44,500 acre Columbia tree farm, which it purchased in March 2001, for $54 million. Approximately 4,000 acres of the Columbia tree farm was sold in late 2001 for $5.2 million leaving over 40,000 net acres for this tree farm at the beginning of 2002. Fee Timber also includes revenue earned from mineral and tower leases located on the Partnership’s timber properties.

Revenues and operating income for the Fee Timber segment for the three months ended March 31, 2002 and 2001 are as follows:

Year ended	Timber	Mineral & Cell Tower	Total Fee Timber Revenue	Operating income
March 31, 2002	$3.7 million	0.3 million	$4.0 million	$1.7 million
March 31, 2001	4.4 million	0.2 million	4.6 million	2.8 million

Revenue and operating income for the first three months of 2002 were 13% and 39% lower, respectively, than the comparable periods in 2001.  Revenue for the quarter was lower due to a 1.2 MMBF decrease in log volume harvested, a 4% decrease in average log prices realized and a $200,000 decrease in revenue from timberland sales.  Operating income in the first quarter was 39% lower than the comparable period in 2001 due primarily to the decrease in timber volume harvested and higher depletion costs resulting from the purchase of the Columbia tree farm as discussed below.

The Partnership harvested the following timber and realized the following average log prices from its fee timberlands for the three months ended March 31, 2002, 2001 and December 31, 2001:

	Three months ended
	31-Mar-02	31-Mar-01	31-Dec-01
Log sale volumes (thousand board feet):
Export conifer	1,266	2,131	648
Domestic conifer	4,482	4,391	1,720
Pulp conifer	941	1,590	1,168
Hardwoods	449	209	328
Total	7,138	8,321	3,864

Average price realizations (per thousand board feet):
Export conifer	$553	$657	$580
Domestic conifer	556	556	520
Pulp conifer	172	221	170
Hardwoods	472	617	430
Overall	$499	$519	$417

The average domestic log price realized was $556 per MBF for both the three months ended March 31, 2002 and 2001.  Volume sold to the domestic market increased 2% to 4.5 MMBF from 4.4MMBF.  Domestic log price and volume results in 2002 reflect continued weakness in the export log market which has seen a dramatic reduction in premiums that have historically been available in this market.  An increasing proportion of logs that in previous quarters may have been sold for a higher realization in the export market have instead been sold domestically.  The percentage of harvest volume sold to the domestic market has increased to 82% for the three months ended March 31, 2002 from 74% for the comparable period in 2001.

Realized domestic log prices increased 7% (or $36 per MBF) in the current quarter compared to the fourth quarter ended December 31, 2001.  Domestic log prices firmed up in the current quarter relative to the fourth quarter of 2001 as a result of both strong housing starts and improved log quality as more higher-quality export logs were sold domestically.  Volume sold to the domestic market increased 2.8 MMBF in the current quarter from 1.7 MMBF for the quarter ended December 31, 2001.  This volume increase was the result of both the aforementioned shift of logs from the export market and higher overall harvest, as the Partnership had reached its annual target harvest level during the early part of 2001’s fourth quarter.

The majority of the Partnership’s export log volume is sold through domestic intermediaries into the Japanese market. Indirect sales to the export market totaled 1.3 MMBF and 2.1 MMBF of softwood logs in the first quarter of 2002 and 2001, respectively.  Log prices realized in the export market decreased 16% to $553 per MBF from $657 per MBF for the three months ended March 31, 2002 and 2001, respectively.   The Japanese market for logs has decreased as a result of growing acceptance of engineered wood products and logs supplied by lower cost supply regions.  The Partnership expects diminished log price premiums to be paid by the Japanese market relative to historical levels.

Export log prices realized decreased 5% in the first quarter of 2002 (or $27 per MBF) compared to the quarter ended December 31, 2001.  This decrease in price is due to continued softness in the Japanese market.  Volume sold to the export market in the current quarter increased 0.7 MMBF from 0.6 MMBF for the three months ended December 31, 2001, but remained consistent from a percent of overall harvest standpoint.  The increase in volume is due to the relatively low level of overall harvest activity in the fourth quarter of 2001.

Pulp log volumes were 0.9 MMBF and 1.6 MMBF for the three months ended March 31, 2002 and 2001, respectively. The average price realized on pulp logs was $172 and $221 per MBF for the three months ended March 31, 2002 and 2001, respectively.   The decrease in price realizations is due to overcapacity in the paper industry brought on by deteriorating overall market conditions.  Pulp log volume decreased 0.2 MMBF from December 31, 2001 to March 31, 2002.  The decrease in pulp log volume is due to both lower relative quality of timber harvested in the fourth quarter of 2001 and efforts to improve log merchandizing implemented in the first quarter of 2002. Pulp price realizations remained consistent from December 31, 2001 prices.

Cost of Sales

Fee Timber cost of sales for the three months ended March 31, 2002 and 2001:

Year ended	Depletion	Harvest, Haul and Other	Total
March 31, 2002	$0.5 million	$1.1 million	1.6 million
March 31, 2001	0.2 million	1.3 million	1.5 million

Depletion cost has increased $0.3 million to $0.5 million for the three months ended March 31, 2002 from $0.2 million for the comparable period in 2001.  The increase in depletion cost is due to the addition of the Columbia tree farm to the depletion pool in 2001.  The acquisition increased the average cost of the Partnership’s timber volume resulting in an increased depletion rate for timber harvested.

Harvest, haul and other costs averaged $155 per MBF and $157 per MBF for the three months ended March 31, 2002 and 2001, respectively.  Harvest, haul and other costs are consistent for the first quarter of 2002 and 2001 as the harvest for both periods is from the Hood Canal tree farm.  Harvest costs vary based upon the physical site characteristics of acres harvested during the year.  Acres that are difficult to get to, or are located on a steep hillside are more expensive to harvest.  Haul costs vary based upon the distance between the area the timber is harvested and the customer’s location.  Average harvest, haul and other costs may increase following the first quarter as a greater proportion of the harvest will be from the Columbia tree farm where average harvest and haul costs tend to be greater than for the Hood Canal tree farm.

Operating Expenses

Fee Timber operating expenses for the three months ended March 31, 2002 and 2001 were $0.7 million and $0.3 million, respectively.  Operating expenses in 2002 reflect incremental costs resulting from Columbia tree farm operations.

Timberland Management and Consulting

The Partnership operates its Timberland Management and Consulting segment through two wholly owned corporate subsidiaries: Olympic Resource Management LLC (ORMLLC) and

ORM Resources Canada Ltd.  Revenue and operating income for the Timberland Management and Consulting segment for the three months ended March 31, 2002 and 2001 are as follows:

Three Months Ended:	Revenues	Operating income
March 31, 2002	$1.6 million	$0.1 million
March 31, 2001	2.9 million	0.7 million

Revenue and operating income for the first three months ended March 31, 2002 were 45% and 86% lower, respectively, than the comparable periods in 2001.  The decrease in revenue and operating income resulted primarily from restructuring a contract with one of our management clients resulting in reduced monthly management fees but increased back-end disposition fees when client properties are sold.  The Partnership expects that year-end results for the Timberland Management and Consulting segment will include some benefit from these disposition fees that will offset the majority of the anticipated decrease in management fee income.  Secondarily, the consulting operations in western Canada contributed $0.6 million and $0.1 million of the revenue and operating income decline from 2001 to 2002, respectively.  The timber industry in Canada has been severely affected by the ongoing softwood lumber dispute with the United States.

The Partnership (through two of its subsidiaries) managed approximately 200,000 acres for the Hancock Timber Resource Group (HTRG) as of March 31, 2002. Total acres under management for HTRG may continue to change as HTRG’s client portfolios are adjusted.  The current HTRG contracts covering management services provided in the western United States and British Columbia each run for one year beginning January 1, 2002.

As of March 2000, ORMLLC became the manager of approximately 365,000 acres of industrial timberland in Washington, Oregon, and California.  As noted above, the new management contract resulted in a decrease in management fee revenue beginning in the third quarter of 2001 and an increase in disposition fees that will be earned when the properties are sold. Approximately 300,000 acres are managed under this contract as of March 31, 2002 and that is expected to decline during 2002.

Forestry consulting services are provided in the U.S. and Canada.  The Partnership had expected to sell the Canadian consulting operations during 2001.  However, difficult external business conditions and poor historical financial performance resulted in limited buyer interest.  As a result, the Partnership decided to rationalize its Canadian operations by discontinuing less profitable services to focus instead on the most profitable business lines. These retained operations represent approximately $0.4 million and 1.0 million of revenues for the three months ended March 31, 2002 and 2001, respectively.

Operating Expenses

Timberland Management and Consulting operating expenses for the three months ended March 31, 2002 and 2001 were $1.5 million and $2.2 million, respectively.  Operating expenses decreased in 2002 relative to 2001 as a result of cost saving measures taken in response to downward adjustments in a major client’s portfolio of timber properties and restructured forestry consulting operations in Canada.

Limitation on Expenditures

The amendment to the Limited Partnership Agreement authorizing the Investor Portfolio Management Business (IPMB) strategy limits cumulative net expenditures to $5,000,000, including debt guarantees.  As of March 31, 2002, pursuit of IPMB opportunities resulted in net profits accruing to the Partnership.

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

Real Estate

Prior to August 2001, the Partnership’s income-producing properties consisted primarily of its assets at the resort community of Port Ludlow, Washington.  These assets were sold in August 2001. Subsequent to August 2001, the Partnership’s Real Estate segment  is expected to primarily consist of residential and commercial property rents and of revenue from the sale of land to developers or investors.  The Partnership’s remaining Real Estate holdings are located in Pierce, Kitsap, and Jefferson Counties in Washington.

Revenues and operating income for the Real Estate segment for the three months ended March 31, 2002 and 2001 are as follows:

Three Months Ended:	Revenues	Operating loss
March 31, 2002	$0.2 million	$(0.2 million	)
March 31, 2001*	3.3 million	(2.0 million	)
March 31, 2001 (excluding Port Ludlow)	0.1 million	(0.2 million	)

*  Includes $1.25 million asset impairment charge taken in March 2001 and $3.2 million of revenue and $0.6 million of operating loss from operations in Port Ludlow, Washington that were sold in August 2001.

Revenue primarily represents rent earned on residential and commercial leases at Port Gamble, Washington and revenue generated from the sale of lots from two plats in Kitsap County.  The operating loss includes costs incurred while the Partnership pursues zoning and development entitlements to maximize value from the Partnership’s land investments.  The current status of these pursuits is described below.

For the three months ended March 31, 2002, revenue increased $0.1 million, excluding Port Ludlow, to $0.2 million from $0.1 million in the comparable period in 2001.  The increase in revenue resulted from an increase in lot sales from the Partnership’s remaining plats, Seabeck and Grandridge.  There are 11 unsold lots at Seabeck and six lots at Grandridge as of March 31, 2002.  Operating loss, excluding Port Ludlow, has not changed from March 31, 2002 to 2001.

The Partnership currently earns rental income from leasing residential and commercial properties in Port Gamble.   The income from these activities offsets a portion of the costs of holding and maintaining these properties.

The Partnership continues to work with officials in Gig Harbor regarding the development of a 320-acre mixed-use project located within the Gig Harbor city limits.  Current activities include a rezone application to convert a portion of the property from business-park to commercial/retail use.  The hearing for this rezone is expected to occur in the second quarter of 2002.

In July 2000, a 15-year development agreement was approved and adopted by the City of Bremerton for the Partnership’s West Hills property in the City of Bremerton, Kitsap County.

The West Hills property is a 270-acre mixed-use development.  The Partnership is currently working with the City of Bremerton to obtain access to water for the property’s future development.

Cost of Sales

Real Estate cost of sales for each of the three months ended March 31, 2002 and 2001 were $0.1 million and $1.4 million, respectively.  The decrease in cost of sales in 2002 relative to 2001 reflects the sale of Port Ludlow and resulting decrease in homes sold from five homes in 2001 to zero homes in 2001.   Cost of sales in the Real Estate segment in 2002 is expected to consist of the cost of selling the few remaining lots in the Partnership’s remaining active plats.

Operating Expenses

Real Estate operating expenses for each of the three months ended March 31, 2002 and 2001 were $0.3 million and $3.9 million, respectively. The decrease in operating expenses in 2002 relative to 2001 is due to the sale of Port Ludlow.  Operating expenses in Port Ludlow included the cost of operating several commercial properties and the cost of administering the Partnership’s real estate development activities in Port Ludlow. Operating expenses in the first quarter of 2001 included a $1.3 million asset impairment charge.

Following the sale of Port Ludlow, operating expenses of the Real Estate segment decreased significantly.  The number of employees in the Real Estate segment has decreased to five full-time and one part time employee at March 31, 2002 from 66 full-time and up to 122 part time employees at December 31, 2000.  The decrease in employees is indicative of the expected decrease in Real Estate operating expense in 2002.

General and Administrative (G&A)

General and administrative expenses for the three months ended March 31, 2002 and 2001 were $0.9 million and $1.4 million, respectively.  This decrease is the result of downsizing following the 2001 sale of Port Ludlow.  The majority of the decrease was from a reduction in administrative staff to 17 at March 31, 2002 from 28 at March 31, 2001.  The Partnership expects to further reduce G&A expenses in 2002, though not to the same extent as realized during 2001.

Other

Interest income for the first quarter of 2002 decreased $40,000, as compared to the same period in 2001, due to a decline in the average balance of short-term investments.   Interest expense for the first quarter of 2002 increased $0.6 million to $0.9 million from $0.3 million for the same period in 2001 due to debt financing incurred to purchase the Columbia tree farm at the end of the first quarter of 2001.

For the first quarter of 2002, income tax expense reflected a benefit of $16,000 as compared to an expense of $222,000 in the comparable period in 2001.  The decrease in the tax provision is the result of decreased earnings from the Timberland Management and Consulting segment that is conducted in taxable subsidiary corporations.

Supplemental Segment Information

The following table provides comparative operating information for the Partnership’s segments:

	SEGMENT INFORMATION
	(all amounts in $000’s)
	Three months ended		Year ended
	31-Mar-02	31-Mar-01	31-Dec-01

Revenues:
Fee Timber	3,974	4,594	7,297
Timberland Management & Consulting (TM&C)	1,620	2,894	1,793
Real Estate	243	3,317	153
Total	5,837	10,805	9,243
EBITDDA:
Fee Timber	2,196	3,035	4,869
TM&C	150	726	69
Real Estate	(153)	(1,744)	(455)
General & administrative	(733)	(1,397)	(1,213)
Total	1,460	620	3,270
Depreciation, depletion and amortization:
Fee Timber	529	234	4,381
TM&C	58	60	58
Real Estate	15	248	14
General & administrative	120	120	142
Total	722	662	4,595
Operating income:
Fee Timber	1,667	2,801	478
TM&C	92	666	21
Real Estate	(168)	(742)	(469)
Asset impairment	—	(1,250)	—
General & administrative	(853)	(1,413)	(1,448)
Total	738	62	(1,418)

Environmental Remediation Costs

The Partnership has an accrued liability of $1.3 million as of March 31, 2002 and  $1.4 million as of December 31, 2001.  The accrual represents estimated environmental remediation costs in and around the townsite of Port Gamble.  Port Gamble is a historic town that was owned by Pope & Talbot (P&T) until 1985 when the townsite and other assets were spun off into the Partnership.  P&T continued to lease the mill site at Port Gamble until January 2002, when a settlement agreement was signed between the Partnership and P&T that divided up the responsibility for paying for environmental remediation costs in Port Gamble. The mill site had an operating lumber mill through 1995 that was dismantled by the end of 1996. The liability recorded represents management’s estimate of the Partnership’s share of Port Gamble environmental remediation costs.

Analysis of Operating Income

The following table sets forth expenses as a percentage of revenues for the three months ended March 31, 2002 and 2001:

	Three months ended March 31,
	2002	2001
Revenues	100%	100%
Cost of sales	30	27
Operating expenses	43	59
General, and administrative expenses	15	13
Operating income	13%	1%

Cost of sales includes the cost of purchasing and producing tangible goods for sale. Cost of sales for the Partnership will fluctuate due to the mix of revenue between the sale of tangible goods and revenue generated from providing services.  Cost of sales as a percentage of revenue increased 3% to 30% for the three months ended March 31, 2002 from 27% in the comparable period in 2001.  The increase represents increased depletion cost following the purchase of the Columbia tree farm and the increase in the relative percentage of revenue earned from the sale of tangible goods relative to providing services following the sale of Port Ludlow.

Operating expenses consist of salary and other costs directly attributable to a revenue-producing activity.  As a percentage of revenue operating expenses have decreased 16% to 43% for the three months ended March 31, 2002 from 59% for the comparable period in 2001.  The majority of the decrease in operating expenses as a percentage of revenue is due to an asset impairment charge of $1.25 million recorded in March 2001 as a result of negotiations surrounding the sale of Port Ludlow.  Excluding the asset impairment charge the operating expense ratio was 47% in 2001.  The remaining 4% decrease in the operating expense ratio is due to the sale of commercial property operations in Port Ludlow.  Those operations had a higher component of operating expenses relative to the Partnership’s other operations.

As a percent of revenue, general and administrative expenses increased 2% to 15% at March 31, 2002 from 13% for the comparable period in 2001.  The increase in the general and administrative cost ratio reflects general and administrative costs that did not decline in percentage terms as much as revenue declined following the sale of the Port Ludlow assets.  General and administrative costs decreased $0.6 million to $0.9 million at March 31, 2002 from $1.4 for the comparable period in 2001 while revenue decreased $5.0 million to $5.8 million at March 31, 2002 from $10.8 million for the comparable period in 2001. Compared to the fourth quarter of 2001, general and administrative costs declined by 41%, reflecting traditional higher year-end costs and some severance costs. G&A expense for the balance of 2002 is expected to run slightly higher than the level seen in the first quarter of 2002.

Quarter to Quarter Comparisons

The following table compares net income for the three months ended March 31, 2002 to the three months ended March 31, 2001 and the three months ended December 31, 2001 with a reconciliation of major items making up the variance.

	QUARTER TO QUARTER COMPARISONS
	(Amounts in $000’s except per unit data)
	Q1 2002 vs. Q1 2001		Q1 2002 vs. Q4 2001
	Total	Per Unit	Total	Per Unit

Income (loss):
1st Quarter 2002	12	0.00	12	0.00
4th Quarter 2001			(2,051)	(0.45)
1st Quarter 2001	(417)	(0.09)
Variance	429	0.09	2,063	0.46

Detail of earnings variance:
Fee Timber
Log price realizations (A)	(143)	(0.03)	317	0.07
Log volumes (B)	(436)	(0.10)	1,231	0.27
Timberland sale income	36	0.01	(4,643)	(1.03)
Depletion	(281)	(0.06)	3,849	0.85
Other Fee Timber	(310)	(0.07)	425	0.09
Total Fee Timber	(1,134)	(0.25)	1,179	0.26
Timberland Management & Consulting
Management fee changes	(531)	(0.12)	24	0.01
Other Timberland Mgmnt & Consulting	(43)	(0.01)	57	0.01
Total Timberland Management & Consulting	(574)	(0.13)	81	0.02
Real Estate
Operating results from sold RE op’s	662	0.15	81	0.02
Other Real Estate	(88)	(0.02)	220	0.05
Asset impairment	1,250	0.28	—	—
Total Real Estate	1,824	0.41	301	0.07
General & administrative costs	560	0.12	595	0.13
Interest expense	(549)	(0.12)	123	0.03
Other (taxes, minority int., interest inc.)	302	0.06	(216)	(0.05)
Total change in earnings	429	0.09	2,063	0.46

(A) Price variance allocated based on changes in price using the lower period volume.

(B) Volume variance allocated based on change in sales volume and the average log sales price for higher margin less variance in log production costs.

Liquidity and Capital Resources

Funds generated internally through operations and externally through financing are expected to provide the required resources for the Partnership’s capital expenditures.  The

Partnership’s debt-to-total capitalization ratio was 49% at March 31, 2002 and December 31, 2001.  Management considers its capital resources to be adequate for its current plans.

Management has discretion to increase or decrease the volume of logs cut, which has a corresponding impact on net income and cash flow.  Management’s current plan is to harvest approximately an additional 38 million board feet of timber over the remaining three quarters of 2002.  Since harvest plans are based on demand and pricing, actual harvesting may vary subject to management’s ongoing review.

In the first three months of 2002, cash generated by operating activities was $0.5 million and overall cash and cash equivalents increased $0.3 million from December 31, 2001.  Cash used in investing activities for the three months ended March 31, 2002 consisted of proceeds from the sale of an office building acquired with the Columbia tree farm in March 31, 2001 of $0.4 million netted against $0.4 million in capital expenditures.  The majority of the capital expenditures for the three months ended March 31, 2002 were for reforestation and road building. Capital expenditures for the year 2002 are expected to be nearly $2.0 million.

For the three months ended March 31, 2001, cash generated by operating activities was $0.4 million and overall cash and cash equivalents decreased $8.0 million. The majority of the decrease in cash and cash equivalents was due to the acquisition of the Columbia tree farm.  Acquisition of the Columbia tree farm resulted in a $54.5 million use of cash that was provided by $30.0 million in mortgage debt, $17.0 million from a revolving credit facility and $7.5 million in Partnership cash reserves. In addition to the acquisition of the Columbia tree farm, $0.7 million in cash was used for other capital expenditures including the acquisition of Port Ludlow Resorts (an entity whose assets and operations were sold with the other Port Ludlow assets in August of 2001).

Seasonality

Fee Timber. The Partnership’s 112,000 acres of timberland consist of the 72,000-acre Hood Canal tree farm and the 40,000-acre Columbia tree farm.  The Partnership’s Hood Canal tree farm is located in the Hood Canal region of Washington State.  Most of this tree farm acreage is at a relatively low elevation where harvest activities are possible year-round.  As a result of this competitive advantage, the Partnership is often able to harvest and sell a greater portion of its annual harvest in the first half of the year when the supply of logs tends to be lower.  For the last several years, harvest activities have tapered off towards the end of September or October as the Partnership reached its planned annual harvest volume. The Columbia tree farm acreage is less accessible during the winter months and, therefore, harvest activities will be concentrated in the summer months.  The overall impact to Fee Timber revenue from the Columbia tree farm acquisition should be a flattening of the seasonal spikes experienced in previous years.

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

Fee Timber

Fee Timber revenue is generated primarily through the sale of softwood logs to both domestic mills and third-party intermediaries selling to the export market.  The markets for these products are significantly affected by fluctuations in U.S. and Japanese economies.  The Partnership has seen the price of logs erode in the Japanese market as competing logs and lumber from regions outside of the U.S. and engineered wood products have gradually gained market acceptance.

The ability of the Partnership to grow and harvest timber can be significantly impacted by legislation to restrict or stop forest practices.  Restrictions to logging, planting, road building, fertilizing, managing competing vegetation and other activities can significantly increase the cost or reduce available inventory thereby reducing income.

Timberland Management and Consulting

The majority of Timberland Management and Consulting revenue is generated through two clients.  Contracts covering services to those two clients expire in the fourth quarter of 2002 but the Partnership expects renewals or extensions at this time.  The Partnership is working to expand its customer base through market outreach efforts.  The current market for timber based products is relatively weak, which the Partnership believes may create additional management and consulting opportunities as prospective clients look to lower costs and improve efficiencies.  Given the current mix of clients, if a major customer’s contract were not renewed, the impact on segment revenue and earnings would be significant.

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

Contractual Obligations, Commercial Commitments and Contingencies

The Partnership’s commitments consist of its revolving term loan, performance bonds, letters of credit, and operating leases entered into in the normal course of business.   See “Quantitative and Qualitative Disclosures About Market Risk” for required principal payments on outstanding fixed-rate debt.

	Payments Due By Period/ Commitment Expiration Period
Obligation or Commitment	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Revolving Term Loan $17.0 million facility	$0	—	—	—	—
Performance Bonds	$270,000	—	—	—	—
Operating Leases	$524,000	$280,000	$244,000	—	—

The Partnership also has long-term debt totaling $39.7 million with the contractual maturities described in Item 3 of this filing.

As described above, the Partnership recorded a $1.9 million contingent liability in 2000 for environmental remediation in and around the Port Gamble townsite.  At December 31, 2001 $1.4 million of the environmental remediation liability remains on the Partnership’s balance sheet to cover the estimated cost to complete the Partnership’s share of remediation costs at Port Gamble.

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

ACCOUNTING MATTERS

Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets.  Statement 142 is effective as of the first quarter of the Partnership’s fiscal year 2002. Adoption of Statement 142 has not had a material impact on the Partnership’s financial statements.  In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. Statement 143 will be effective for the Partnership’s fiscal year 2003 and is not expected to have a material impact on the Partnership’s financial statements. In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement 144 is effective for the Partnership’s fiscal year 2002 and has not had a material impact on the Partnership’s financial statements.

Accounting Assumptions And Valuation Measurements

The Partnership’s significant accounting policies are described in Note 1 of its Consolidated Financial Statements included in its annual report on Form 10-K. The Partnership believes its most critical accounting policies include those related to the Partnership’s calculation of timber depletion and reserves related to matters such as environmental issues, and potential asset impairments.   In relation to reserves, potential impairments and other estimated charges, it is management’s policy to conduct ongoing reviews of significant accounting policies and assumptions used in the preparation of the financial results of the Partnership. The assumptions used are tested against available relevant information and reviewed with subject-matter experts for consistency and reliability. During the preparation of financial results, tests are conducted to ascertain that the net book carrying values of assets are not in excess of market values and, in some cases, net realizable value. These tests use current market information, if available, or other generally accepted valuation methods, such as future cash flows. When the use of estimates is necessary, an exact answer is unlikely, and therefore, the reporting within a range of likely outcomes is used in the preparation of the financial statements. Tests are also applied to be reasonably assured that liabilities are properly reflected on the records of the Partnership and that the notes to the financial statements are prepared in a fashion that informs readers of possible outcomes and risks associated with the conduct of business.

Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

Interest Rate Risk

As of March 31, 2002, the Partnership had $39.7 million of fixed rate debt outstanding with a fair value of approximately $40.9 million based on the current interest rates for similar financial instruments. A change in the interest rate on fixed rate debt will affect the fair value of the debt, whereas a change in the interest rate on variable rate debt will affect interest expense and cash flows. A hypothetical 1% change in prevailing interest rates would change the fair value of the Partnership’s fixed-rate long-term debt obligations by $2.5 million.

Since the Partnership’s currently outstanding debt is fixed rate, net income is not affected when market interest rates change.  However, if the Partnership were to draw on its revolving term loan, which accrues interest at a variable rate, a change in market interest rates might affect the Partnership’s net income.

The following table presents required principal cash payments (in thousands) for the fixed-rate debt outstanding at March 31, 2002:

Long-term debt including current portion	2002	2003	2004	2005	2006	Thereafter	Interest Rate
Mortgage-Principal payments	1,040	1,540	1,540	1,540	1,540	32,316	7.63 to 9.65%
Local Improvement District-Principal payments	35	42	31	9	9	25	6.5 to 8%

Foreign Currency Risk

The Partnership’s Timberland Management and Consulting activities in British Columbia resulted in U.S. $0.4 million in revenue and $0.5 million in expenses in the first three months of 2002 and $1.2 million in revenue and $1.2 million in expenses in the comparable period in 2001 that were denominated in Canadian dollars.

PART II

Item 1:  Legal Proceedings

From time to time, the Partnership may be subject to legal proceedings and claims that may have a material adverse impact on its business. Management is not aware of any current legal proceedings or claims that will have, individually or in the aggregate, a material adverse impact on its business, prospects, financial condition or results of operations.

Item 2:  Changes in Securities and Use of Proceeds

None

Item 3:  Defaults upon Senior Securities

None

Item 4:  Submission of Matters to a Vote of Security Holders

None

Item 5:  Other Information

None

Item 6.  Exhibits and Reports on Form 8-K

Form 8-K. The Partnership did not file any reports on Form 8-K during the quarter ended March 31, 2002.

Exhibits.
10.1	Fourth Amendment to Master Timber Management Agreement between Hancock Natural Resource Group, Inc. and Olympic Resource Management LLC, dated January 8, 2002. (1)

10.2	Sixth Amendment to Master Timber Management Agreement Hancock Natural Resource Group, Inc. and ORM Resources Canada Ltd., dated January 8, 2002. (1)

(1) Filed with the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2001, and subject to a request for confidential treatment filed with the SEC contemporaneously with that annual report.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 10, 2002.

POPE RESOURCES,
A Delaware Limited Partnership

By:	POPE MGP, Inc.
Managing General Partner

	By:	/s/ David L. Nunes
David L. Nunes
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Thomas M. Ringo
Thomas M. Ringo
Vice President and CFO (Principal Accounting and Financial Officer)