Form 10-Q
period 2002-06-30
POPE RESOURCES LTD PARTNERSHIP
filed 2002-08-13
CIK 784011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

(Registrant’s telephone number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒      No ☐

Partnership units outstanding at June 30, 2002: 4,518,095

P A R T I - FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (Unaudited)

Pope Resources

June 30, 2002 and December 31, 2001

(Thousands)	2002	2001
Assets
Current assets:
Cash and cash equivalents	$3,709	$1,047
Accounts receivable	2,438	1,119
Work in progress	264	518
Current portion of contracts receivable	28	25
Prepaid expenses and other	332	505

Total current assets	6,771	3,214

Properties and equipment at cost:
Land and land improvements	19,566	19,358
Roads and timber (net of accumulated depletion)	50,900	52,191
Buildings and equipment (net of accumulated depreciation)	3,825	4,269

	74,291	75,818

Other assets:
Contracts receivable, net of current portion	3,426	4,806
Loan fees and other	335	349

	3,761	5,155

	$84,823	$84,187

Liabilities and Partners' Capital
Current liabilities:
Accounts payable	$1,131	$275
Accrued liabilities	837	1,700
Environmental remediation	1,340	909
Current portion of long-term debt	1,575	1,075
Minority interest	99	225
Deposits	12	9

Total current liabilities	4,994	4,193

Long-term debt, net of current portion	37,025	38,592
Other long term liabilities	554	729

Partners' capital	42,250	40,673

	$84,823	$84,187

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For the Three Months and Six Months Ended June 30, 2002 and 2001

	Three Months Ended June 30,		Six Months Ended June 30,
(Thousands, except per unit data)	2002	2001	2002	2001

Revenues	$9,935	$15,332	$15,772	$26,137
Cost of sales	(3,789)	(6,778)	(5,515)	(9,747)
Operating expenses	(2,589)	(5,463)	(5,109)	(10,574)
Environmental remediation	(730)	—	(730)	—
Asset impairment	—	—	—	(1,250)
General and administrative expenses	(975)	(1,193)	(1,828)	(2,606)
Income from operations	1,852	1,898	2,590	1,960

Other income (expense):
Interest expense	(810)	(1,188)	(1,663)	(1,492)
Interest income	128	65	239	216
	(682)	(1,123)	(1,424)	(1,276)

Income before income taxes and minority interest	1,170	775	1,166	684

Income tax (provision)/benefit	425	(30)	441	(252)
Income before minority interest	1,595	745	1,607	432

Minority interest	(32)	(121)	(32)	(225)

Net income	$1,563	$624	$1,575	$207

Allocable to general partners	$21	$8	$21	$3
Allocable to limited partners	1,542	616	1,554	204

	$1,563	$624	$1,575	$207

Earnings per unit:
Basic	$0.35	$0.14	$0.35	$0.05
Diluted	$0.35	$0.14	$0.35	$0.05

Weighted average units outstanding:
Basic	4,518	4,528	4,518	4,528
Diluted	4,520	4,528	4,520	4,528

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Pope Resources

Six Months Ended June 30, 2002 and 2001

(Thousands)	2002	2001

Net cash flows from operating activities	$4,605	$2,324

Cash flows from investing activities:
Capital expenditures	(1,141)	(1,101)
Proceeds from sale of fixed assets	425	—
Acquisition of Columbia Tree Farm	—	(54,611)

Net cash used in investing activities	(716)	(55,712)

Cash flows provided by/(used in) financing activities:
Minority interest distribution	(170)	(40)
Repayment of long-term debt	(1,057)	(2,677)
Proceeds from debt financing	—	47,000

Net cash provided by/(used in) financing activities	(1,227)	44,283

Net increase/(decrease) in cash and cash equivalents	2,662	(9,105)
Cash and cash equivalents at beginning of year	1,047	9,882

Cash and cash equivalents at end of the six-month period	$3,709	$777

See accompanying notes to condensed consolidated financial statements.

POPE RESOURCES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

June 30, 2002

1.                                       The condensed consolidated financial statements as of June 30, 2002 and December 31, 2001 and for the six-months ended June 30, 2002 and June 30, 2001 have been prepared by Pope Resources, a Delaware limited partnership (“the Partnership”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial information for the quarters and six months ended June 30, 2002 and June 30, 2001 is unaudited, but, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2001, is derived from the Partnership’s audited consolidated financial statements and notes thereto for the year ended December 31, 2001, and should be read in conjunction with such financial statements. The results of operations for the quarter and six month period ended June 30, 2002 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2002.

2.                                       The financial statements in the Partnership’s 2001 annual report on Form 10-K include a summary of significant accounting policies of the Partnership and should be read in conjunction with this Form 10-Q.

3.                                       Diluted earnings per unit include the dilutive impact of unit options outstanding.

4.                                       Supplemental disclosure of cash flow information: Interest paid amounted to approximately $1,735,000 and $1,708,000 for the six months ended June 30, 2002 and 2001, and $817,000 and $793,000 for the three months ended June 30, 2002 and 2001, respectively.

5.                                       New Accounting Standards:

Accounting Pronouncements Implemented

In June 2001, the FASB issued Statement of Financial Accounting Standards No. 141, Business Combinations.  This Statement requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method and eliminates the option to account for business combinations using the pooling-of-interests method.  Further, this Statement requires that intangible assets acquired in a business combination be recognized as assets apart from goodwill.  Implementation of this Statement did not have an impact on the Partnership’s balance sheet, statement of operations or cash flows.

In June 2001, the FASB issued Statement of Financial Accounting Standards 142, Goodwill and Other Intangible Assets.  Under this Statement, goodwill will no longer be subject to amortization over its estimated useful life.  Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test to its carrying value.  This Statement also requires separate recognition for certain acquired intangible assets that will continue to be amortized over their useful lives.  The Partnership’s implementation of this Statement on January 1, 2002 did not have a significant impact on the Partnership’s balance sheet, statement of operations or cash flows.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  Statement 144  supercedes Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of, and supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of.  Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and eliminates the exception to consolidation of a subsidiary for which control is likely to be temporary.  This Statement was implemented on January 1, 2002 and did not have a significant impact on the Partnership’s balance sheet, statement of operations or cash flows.

Prospective Accounting Pronouncements

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations.  Statement 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  Statement 143 will be effective for fiscal year 2003 and the Partnership has not yet estimated the impact of implementation of this Statement on its balance sheet, statement of operations or cash flows.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  This Statement addresses financial reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring).  This Statement requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, rather than when an entity has committed itself to an exit plan as previously allowed under Issue 94-3.  This Statement also establishes that fair value is the objective for initial measurement of the liability.  This Statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  The Partnership has not yet estimated the impact of implementation of this Statement on its balance sheet, statement of operations or cash flows.

6.                                       On August 8, 2001, the Partnership sold its assets at the resort community of Port Ludlow, Washington to Port Ludlow Associates LLC, a new ownership entity formed by HCV Pacific Partners LLC. Total consideration was approximately $16.5 million, of which approximately two-thirds was in cash and one-third in the form of a three-year note. The balance of the note as of June 30, 2002 was $2,537,000. The Partnership’s interest in the lots securing the loan is junior to a senior construction loan.

7.                                       Revenues and operating income by segment for the three months and six months ended June 30, 2002 and 2001, respectively, are as follows:

Three Months Ended June 30 (Thousands)	Fee Timber	Timberland Management & Consulting	Real Estate	Other	Consolidated
2002
Revenue	$7,377	$2,272	$689	$—	$10,338
Eliminations	(27)	(350)	(26)	—	(403)
Revenue	7,350	1,922	663	—	9,935

Cost of sales	(3,378)	—	(411)	—	(3,789)

Operating expenses	(727)	(1,769)	(1,226)	(975)	(4,697)
Eliminations	120	269	14	—	403
Operating expenses	(607)	(1,500)	(1,212)	(975)	(4,294)

Income (loss) from operations	3,272	503	(948)	(975)	1,852
Eliminations	93	(81)	(12)	—	—
Income (loss) from operations	3,365	422	(960)	(975)	1,852

2001
Revenue	$5,862	$3,233	$6,618	$—	$15,713
Eliminations	(4)	(377)	—	—	(381)
Revenue	5,858	2,856	6,618	—	15,332

Cost of sales	(2,750)	—	(4,028)	—	(6,778)

Operating expenses	(719)	(2,361)	(2,764)	(1,193)	(7,037)
Eliminations	111	266	4	—	381
Operating expenses	(608)	(2,095)	(2,760)	(1,193)	(6,656)

Income (loss) from operations	2,393	872	(174)	(1,193)	1,898
Eliminations	107	(111)	4	—	—
Income (loss) from operations	2,500	761	(170)	(1,193)	1,898

Six Months Ended June 30 (Thousands)	Fee Timber	Timberland Management & Consulting	Real Estate	Other	Consolidated
2002
Revenue	$11,374	$4,188	$946	$—	$16,508
Eliminations	(50)	(646)	(40)	—	(736)
Revenue	11,324	3,542	906	—	15,772

Cost of sales	(5,016)	—	(499)	—	(5,515)

Operating expenses	(1,516)	(3,498)	(1,561)	(1,828)	(8,403)
Eliminations	240	470	26	—	736
Operating expenses	(1,276)	(3,028)	(1,535)	(1,828)	(7,667)

Income (loss) from operations	4,842	690	(1,114)	(1,828)	2,590
Eliminations	190	(176)	(14)	—	—
Income (loss) from operations	5,032	514	(1,128)	(1,828)	2,590

2001
Revenue	$10,456	$6,476	$9,935	$—	$26,867
Eliminations	(4)	(726)	—	—	(730)
Revenue	10,452	5,750	9,935	—	26,137

Cost of sales	(4,283)	—	(5,464)	—	(9,747)

Operating expenses	(1,213)	(4,719)	(6,622)	(2,606)	(15,160)
Eliminations	345	396	(11)	—	730
Operating expenses	(868)	(4,323)	(6,633)	(2,606)	(14,430)

Income (loss) from operations	4,960	1,757	(2,151)	(2,606)	1,960
Eliminations	341	(330)	(11)	—	—
Income (loss) from operations	5,301	1,427	(2,162)	(2,606)	1,960

There have been no significant changes to segment assets since December 31, 2001.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note: This report contains a number of projections and statements about our expected financial condition, operating results, and business plans and objectives. These statements reflect our management’s estimates based on our current goals, in light of management’s expectations about future developments. Because these statements describe our goals, objectives and anticipated performance, they are inherently uncertain, and some or all of these statements may not come to pass. Accordingly, you should not interpret our statements as promises that we will perform at a given level or that we will take any or all of the actions we currently expect to take. Our future actions, as well as our actual performance, will vary from our current expectations, and under various circumstances these variations may be material and adverse. Some of the factors that may cause our actual operating results and financial condition to fall short of our expectations are set forth in the part of this report entitled “Risks and Uncertainties” below. Other issues that may have an adverse and material impact on our business, operating results and financial condition include those risks and uncertainties discussed in our other filings with the Securities and Exchange Commission, as well as environmental and land use regulations that limit our ability to harvest timber and develop property and economic conditions that affect consumer demand for our products and the prices we receive for them.

This discussion should be read in conjunction with the Partnership’s consolidated financial statements included with this report.

Results of Operations

Partnership net income was $1.6 million, or 35 cents per diluted ownership unit, on revenues of $9.9 million for the quarter ended June 30, 2002. This compares to net income of $624,000, or 14 cents per diluted ownership unit, on revenues of $15.3 million, for the same period in 2001. The current quarter’s results include three non-recurring items: a charge of $730,000, or 16 cents per diluted ownership unit, to adjust a previously established reserve for environmental remediation costs at Port Gamble, Washington; a charge of $165,000, or four cents per diluted ownership unit, for home warranty liabilities in Port Ludlow, Washington; and an income tax benefit of $510,000, or 11 cents per diluted ownership unit, resulting from the extinguishment of inter-company debt used to fund accumulated operating losses at our Canadian subsidiary.  Excluding these non-recurring items, income for the current quarter was $1.9 million, or 43 cents per diluted ownership unit.  Earnings before interest, taxes, depreciation, depletion, and amortization (EBITDDA) were $3.1 million for the current and prior year second quarter.

Net income for the six months ended June 30, 2002, totaled $1.6 million, or 35 cents per diluted ownership unit, on revenues of $15.8 million.  Again, this is after the three aforementioned non-recurring items during the second quarter: a charge of $730,000, or 16 cents per diluted ownership unit, associated with estimated Port Gamble environmental remediation costs; a charge of $165,000, or four cents per diluted ownership unit, for home warranty liabilities in Port Ludlow, Washington; and an income tax benefit of $510,000, or 11 cents per diluted ownership unit, associated with the extinguishment of inter-company debt.

Income excluding these non-recurring items was $2.0 million, or 43 cents per diluted ownership unit, for the six months ended June 30, 2002.  Net income for the corresponding period in 2001 totaled $207,000, or five cents per diluted ownership unit, on revenues of $26.1 million.  The 2001 results included a $1.3 million asset impairment charge associated with the Port Ludlow resort assets sold in August of 2001.  Income excluding this non-recurring charge was $1.5 million, or 32 cents per diluted ownership unit, for the comparable period in 2001.

The Partnership operates in three primary business segments: (1) Fee Timber, (2) Timberland Management and Consulting, and (3) Real Estate. Fee Timber operations consist of the growing and harvesting of timber from the Partnership’s tree farms. Timberland Management and Consulting encompasses providing timberland management and forestry consulting services to other owners of timberlands and Real Estate consists of adding value to Partnership properties through securing zoning and infrastructure that make future development possible.

Fee Timber

Fee Timber revenue consists of the harvest and sale of logs from the Partnership’s timber properties that include the 72,000-acre tree farm located in the Hood Canal area of Washington and the 40,000 acre Columbia tree farm located in Southwest Washington.  The Columbia tree farm was purchased in March 2001.  At that time, 44,500 acres were acquired, with 4,000 subsequently sold in late 2001 for $5.2 million.  Harvest activity on the Columbia tree farm began in March 2001.  Fee Timber also includes revenue earned from mineral and tower leases located on the Partnership’s timber properties.

Revenues and operating income for the Fee Timber segment for the three-month periods ended June 30, 2002, March 31, 2002, and June 30, 2001 and six-month periods ended June 30, 2002 and 2001 are as follows:

Three Months Ended:	Timber	Mineral & Cell Tower	Total Fee Timber Revenue	Operating income
June 30, 2002	$7.3 million	0.1 million	$7.4 million	$3.4 million
March 31, 2002	3.7 million	0.3 million	4.0 million	1.7 million
June 30, 2001	5.6 million	0.3 million	5.9 million	2.5 million

Six Months Ended:	Timber	Mineral & Cell Tower	Total Fee Timber Revenue	Operating income
June 30, 2002	$10.9 million	0.4 million	$11.3 million	$5.0 million
June 30, 2001	10.0 million	0.5 million	10.5 million	5.3 million

Revenue and operating income for the three months ending June 30, 2002 were 25% and 36% higher, respectively, than the comparable period in 2001. Revenue for the quarter was higher due to an increase of 3.5 million board feet (MMBF) (or 32%) in log volume harvested, partially offset against a 2% decrease in average log prices realized. Operating income in the second quarter was 36% higher than the comparable period in 2001 due primarily to the increase in timber harvest volume and operating efficiencies gained on the Hood Canal tree farm. For the six months ended June 30, 2002 revenue was $11.3 million, or 8% higher than the comparable period in 2001. The increase is due to a 2.4 MMBF increase in timber harvested which more than offset a $16 per thousand board feet (MBF) decline in average realized prices.

The Partnership harvested the following timber and realized the following average log prices from its fee timberlands for the three-month periods ended June 30, 2002, March 31, 2002 and June 30, 2001:

	Three months ended
	30-Jun-02	31-Mar-02	30-June-01
Log sale volumes (thousand board feet):
Export	1,406	1,266	2,585
Domestic	10,960	4,482	6,141
Pulp	1,904	941	1,895
Hardwoods	329	449	439
Total	14,599	7,138	11,060

Average price realizations (per thousand board feet):
Export	$531	$553	$603
Domestic	544	556	550
Pulp	164	172	208
Hardwoods	459	472	528
Overall	491	499	503

The Partnership harvested the following timber and realized the following average log prices from its fee timberlands for the six-month periods ended June 30, 2002 and 2001:

	Six months ended
	30-Jun-02	31-Jun-01
Log sale volumes (thousand board feet):
Export	2,672	4,716
Domestic	15,442	10,532
Pulp	2,845	3,485
Hardwoods	778	648
Total	21,737	19,381

Average price realizations (per thousand board feet):
Export	$541	$628
Domestic	547	553
Pulp	167	214
Hardwoods	467	557
Overall	494	510

The most significant contributor to our declining price realization as scheduled above is the dramatic reduction in export log prices, which has forced us to sell an increasing portion of our harvest into the domestic market. Log prices in the domestic market also declined, but not as dramatically. Our average domestic log price realized has declined to $544 per MBF for the three months ended June 30, 2002 from $556 per MBF for the three months ended March 31, 2002, and $550 per MBF for the comparable period in 2001.  During the quarter ended June 30, 2002 we sold 90% of our log harvest into the domestic market, compared with 82% in the first quarter of 2002 and 77% for the second quarter of 2001.  The export market is not expected to significantly improve in the foreseeable future.

We experienced a similar result on a year-to-date basis, having realized domestic log prices of $547 per MBF and $553 per MBF for the six months ended June 30, 2002 and 2001, respectively. Volume sold to the domestic market was 15.4 MMBF and 10.5 MMBF for the six months ended June 30, 2002 and 2001, respectively. The increase in volume sold to the domestic market is partially explained by the deterioration of the export market but additionally reflects the overall increase in timber harvested during 2002 as a result of the acquisition of the Columbia tree farm in March 2001. The percentage of harvest volume sold to the domestic market increased to 88% for the six months ended June 30, 2002 from 76% for the comparable period in 2001.

The majority of the Partnership’s export log volume is sold through domestic intermediaries into the Japanese market. Indirect sales to the export market totaled 1.4 MMBF, 1.3 MMBF, and 2.6 MMBF of softwood logs for the three months ended June 30, 2002, March 31, 2002 and June 30, 2001, respectively. For the three-month period ended June 30, 2002, average log prices realized from the export market decreased 12% to $531 per MBF from $603 per MBF for the comparable period in 2001. The Japanese market for logs has decreased as a result of a depressed Japanese economy, growing acceptance of engineered wood products, and logs supplied from lower-cost regions. The Partnership expects diminished log price premiums from the Japanese market relative to historical levels as these market trends continue.

For the six months ended June 30, 2002 export log prices decreased to $541 per MBF from $628 per MBF for the comparable period in 2001. Volume sold to the export market was 2.7 MMBF and 4.7 MMBF for the six months ended June 30, 2002 and 2001. The decrease in price and volume also are primarily attributable to softness in the Japanese market.

Pulp log volumes were 1.9 MMBF, 0.9 MMBF, and 1.9 MMBF for the three months ended June 30, 2002, March 31, 2002 and June 30, 2001, respectively. The average price realized on pulp logs was $164, $172 and $208 per MBF for the three months ended June 30, 2002, March 31, 2002 and June 30, 2001, respectively. The decrease in price realizations is due to overcapacity in the pulp and paper industry brought on by deteriorating overall market conditions. Pulp log volume as a percent of total harvest has declined in 2002 relative to 2001 due in part to improved log merchandising which has shifted some log volume to the more valuable domestic sawlog sorts.

On a year to date basis pulp log volumes were 2.8 MMBF and 3.5 MMBF for the six months ended June 30, 2002 and 2001, respectively. Average realized prices were $167 per MBF and $214 per MMBF for the six months ended June 30, 2002 and 2001. The deterioration in price reflects deteriorating market conditions in the pulp and paper industry. The decrease in pulp volume on a year to date basis is also due to improved merchandising and the quality of the specific stands harvested in 2002 relative to 2001.

Cost of Sales

Cost of sales for the Fee Timber segment consists of two components, depletion and harvest costs.  Depletion expense represents the recognition of the cost of acquiring or growing the timber harvested and is calculated using a depletion rate developed from an accumulation of the cost of the timber divided by the estimated volume of merchantable timber available for harvest.  The depletion rate is then applied to the volume harvested to calculate depletion expense.  Harvest costs represent the cost of hiring contractors to harvest and haul the logs to the customer’s location as well as other miscellaneous costs directly attributable to the timber harvest activities such as the payment of state taxes based upon timber harvested (severance taxes).

Fee Timber cost of sales for the three months ended June 30, 2002, March 31, 2002, and June 30, 2001 and six months ended June 30, 2002 and 2001 were:

Three Months Ended:	Depletion	Harvest Costs	Total
June 30, 2002	$1.0 million	$2.4 million	3.4 million
March 31, 2002	0.5 million	1.1 million	1.6 million
June 30, 2001	1.0 million	1.8 million	2.8 million

Six Months Ended:	Depletion	Harvest Costs	Total
June 30, 2002	$1.5 million	$3.5 million	5.0 million
June 30, 2001	1.2 million	3.1 million	4.3 million

Depletion cost has increased $0.5 million for the three months ended June 30, 2002 from the three months ended March 31, 2002 as a result of increased harvest activity. Total depletion expense for the three months ended June 30, 2002 is consistent with total depletion expense for the three months ended June 30, 2001 even though an additional 3.5 MMBF was harvested from the Partnership’s timber base during the three month period ended June 30, 2002. This was because the depletion rate used for the three months ended June 30, 2002 was lower than the rate used in 2001. The depletion rate decreased in 2002 as a direct result of more refined cost and volume information related to the Columbia tree farm, which was acquired in March of 2001. Such refined volume and cost information has since been included in the Partnership’s overall depletion pool and as a result, depletion cost per unit harvested fell from $89 per MBF for the three months ended June 30, 2001 to $71 per MBF for the three months ended June 30, 2002.

Harvest costs vary based upon the physical site characteristics of acres harvested during the year. For example, sites that are not readily accessible, or are located on a steep hillside are more expensive to harvest. Further, haul costs vary based upon the distance between the harvest area and the customer’s location. For the three months ended June 30, 2002, March 31, 2002, and June 30, 2001, average harvest, haul and other costs per MBF were $164, $154, and $163, respectively. On a year-to-date basis, average harvest costs per MBF were $161 and $160 for the six months ended June 30, 2002 and 2001, respectively. The increase in average harvest costs experienced in June 2002 is due to harvest activity on the Columbia tree farm where average harvest and haul costs tend to be greater due to the terrain and other geographic characteristics.

Operating Expenses

Fee Timber operating expenses for the three months ended June 30, 2002, March 31, 2002 and June 30, 2001 were $0.6 million, $0.7 million, and $0.6 million, respectively. Operating expenses have remained relatively stable over these periods. For the six months ended June 30, 2002 and 2001 operating expenses increased to $1.3 million from $0.9 million as a result of the acquisition of the Columbia tree farm in March 2001.

Timberland Management and Consulting

The Partnership operates its Timberland Management and Consulting segment through two wholly owned subsidiaries: Olympic Resource Management LLC (ORMLLC) and ORM Resources Canada Ltd. Revenue and operating income for the Timberland Management and Consulting segment for the three months and six months ended June 30, 2002 and 2001 were as follows:

Three Months Ended:	Revenues	Operating income
June 30, 2002	$1.9 million	$0.4 million
June 30, 2001	2.9 million	0.8 million

Six Months Ended:	Revenues	Operating income
June 30, 2002	$3.5 million	$0.5 million
June 30, 2001	5.8 million	1.4 million

Revenue and operating income for the three months ended June 30, 2002 were 34% and 50% lower, respectively, than the comparable period in 2001. Revenue and operating income for the six months ended June 30, 2002 were 40% and 64% lower, respectively, than the comparable periods in 2001. The decrease in revenue and operating income resulted primarily from restructuring a contract with one of our management clients resulting in reduced monthly management fees but increased back-end disposition fees when client properties are sold. The Partnership expects that year-end results for the Timberland Management and Consulting segment will include some benefit from these disposition fees that should offset a significant portion of the anticipated decrease in management fee income. Secondarily, the consulting operations in western Canada contributed $526,000 of the decline in revenue from the three months ended June 30, 2001 to the comparable period in 2002. The operating loss for Canadian consulting was less than $100,000 for both three-month periods. On a year-to-date basis, the consulting operations in western Canada account for $1.1 million and $158,000 of the revenue and operating income decline from 2001 to 2002, respectively. The forest products industry in western Canada has been severely affected by the softwood lumber dispute with the United States and this has in turn limited opportunities for our Canadian consulting operations.

The Partnership (through two of its subsidiaries) managed approximately 200,000 acres for the Hancock Timber Resource Group (HTRG) as of June 30, 2002. Total acres under management for HTRG may continue to change as HTRG’s client portfolios are adjusted. The current HTRG contracts covering management services provided in the western United States and British Columbia each run for one year beginning January 1, 2002.

In addition to the HTRG contract, as of March 2000, ORMLLC became the manager of approximately 365,000 acres of industrial timberland in Washington, Oregon, and California. As noted above, a restructuring of this contract resulted in a decrease in management fee revenue beginning in the third quarter of 2001 and an increase in disposition fees that will be earned when the managed properties are sold. Approximately 250,000 acres are managed under this contract as of June 30, 2002 and that acreage is expected to decline during the remainder of 2002.

We also provide forestry consulting services in the U.S. and Canada. The Partnership had expected to sell the Canadian consulting operations during 2001. However, difficult external business conditions and poor historical financial performance resulted in limited buyer interest. As a result, the Partnership decided to rationalize its Canadian consulting operations by discontinuing less profitable services to focus instead on more profitable business lines. These Canadian consulting operations represent approximately $333,000 and $859,000 of revenues for the three months ended June 30, 2002 and 2001, respectively. For the six months ended June 30, 2002 and 2001 Canadian consulting operations represented $720,000 and $1.8 million of revenue, respectively.

Operating Expenses

Timberland Management and Consulting operating expenses for the three months ended June 30, 2002 and 2001 were $1.5 million and $2.1 million, respectively. Operating expenses for the six months ended June 30, 2002 and 2001 were $3.0 million and $4.3 million, respectively. Operating expenses decreased in 2002 relative to 2001 as a result of cost saving measures taken in response to downward adjustments in a major client’s portfolio of timber properties and restructured forestry consulting operations in Canada.

Limitation on Expenditures

The amendment to the Limited Partnership Agreement authorizing the Investor Portfolio Management Business (IPMB) strategy limits cumulative net expenditures to $5,000,000, including debt guarantees. As of June 30, 2002, pursuit of IPMB opportunities resulted in net profits accruing to the Partnership.

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

Real Estate

Prior to August 2001, the Partnership’s income-producing properties consisted primarily of its assets at the resort community of Port Ludlow, Washington. These assets were sold in August 2001. Subsequent to August 2001, the Partnership’s Real Estate segment consisted primarily of residential and commercial property rents and of revenue from the sale of land to developers or investors. The Partnership’s remaining real estate holdings are located in Pierce, Kitsap, and Jefferson Counties in Washington. Results of operations for 2002 include a $730,000 charge resulting from environmental remediation activities at Port Gamble, Washington (see Environmental Remediation below) and a charge of $165,000 for home warranty liabilities in Port Ludlow, Washington.

Revenues and operating income for the Real Estate segment for the three months and six months ended June 30, 2002 and 2001 are as follows:

Three Months Ended:	Revenues	Operating loss
June 30, 2002*	$0.7 million	$(1.0) million
June 30, 2001	6.6 million	(0.2) million
June 30, 2001	0.5 million	(0.1) million
(excluding Port Ludlow)

Six Months Ended:	Revenues	Operating loss
June 30, 2002*	$0.9 million	$(1.1) million
June 30, 2001**	9.9 million	(2.2) million
June 30, 2001	0.6 million	(0.6) million
(excluding Port Ludlow)

* Includes $730,000 environmental remediation charge and $165,000 Port Ludlow home warranty charge. The environmental remediation charge was made necessary following the discovery of contaminants in excess of the original estimate and accrual made in December 2000.  The home warranty charge was made necessary based on actual and anticipated home warranty liabilities from homes sold by the Partnership in Port Ludlow.

** Includes $1.25 million asset impairment charge taken in March 2001.

Current period revenue primarily represents rent earned on residential and commercial leases at Port Gamble, Washington and proceeds generated from the sale of lots from two plats in Kitsap County: Seabeck and Grandridge. The operating loss includes costs incurred while the Partnership pursues zoning and development entitlements to maximize value from the Partnership’s land investments. The current status of these pursuits is described below.

For the three months ended June 30, 2002, revenue increased $171,000, excluding Port Ludlow, to $663,000 from $492,000 for the comparable period in 2001. The increase resulted primarily from the sale of a commercial building for $233,000 that was previously being leased. There are seven unsold lots at Seabeck and three unsold lots at Grandridge as of June 30, 2002. Operating loss was $1.0 million and $126,000 (excluding Port Ludlow) for the three months ended June 30, 2002 and for the comparable period in 2001, respectively. The increased loss resulted from an increase in the environmental reserve liability at Port Gamble, Washington of $730,000 (see discussion below under Environmental Reserve) and $165,000 resulting from warranty work on homes sold by the Partnership in Port Ludlow. As part of the agreement to sell Port Ludlow, the Partnership agreed to pay for any valid warranty claims on homes sold by the Partnership prior to the sale of the Port Ludlow properties. The cost of those outstanding obligations exceeded the original estimate resulting in the need to accrue the additional liability to cover estimated remaining warranty claims.

On a year-to-date basis the Real Estate segment generated revenue of $906,000 and $644,000, excluding Port Ludlow for the six months ended June 30, 2002 and 2001, respectively. The majority of the year-to-date increase in revenue is due to the sale of a commercial building during the June 30, 2002 quarter for $233,000. Operating loss has increased to $1.1 million from $644,000 for the six months ended June 30, 2002 and 2001, respectively. The increase in operating loss reflects the $730,000 charge for environmental remediation, discussed below, and $165,000 charge for Port Ludlow warranty costs in excess of the original estimate of these costs.

The Partnership continues to work with officials in Gig Harbor regarding the development of a proposed 320-acre mixed-use project to be located within the Gig Harbor city limits. Current efforts include the continued effort of revising the City’s comprehensive zoning plan that, if successful, will be followed by a rezone application to convert a portion of the property from business park to retail/commercial uses.  The YMCA of Tacoma-Pierce County has signed a purchase and sale agreement to purchase a portion of the property.  The sale is contingent upon the Partnership achieving the aforementioned rezone together with sales on two other adjoining properties.  The potential sale to the YMCA is not expected to close for several years. A hearing to confirm or deny the comprehensive plan revision has been delayed to the first quarter of 2003.

Cost of Sales

Real Estate cost of sales for each of the three months ended June 30, 2002 and 2001 excluding Port Ludlow were $411,000 and $202,000, respectively. The increase in cost of sales in 2002 relative to 2001 is due to the sale of the commercial building in the second quarter of 2002. Cost of sales in the Real Estate segment for the remainder of 2002 is expected to consist of the cost of selling the few remaining lots in the Partnership’s remaining active developments and possibly costs that would be associated with some other minor land sales.

Operating Expenses

Real Estate operating expenses, including Port Ludlow, for the three month periods ended June 30, 2002 and 2001 were $1.2 million and $2.8 million, respectively. The decrease in operating expenses in 2002 relative to 2001 is due to the sale of Port Ludlow. Operating expenses in Port Ludlow included the cost of operating several commercial properties and the cost of administering the Partnership’s real estate development activities in Port Ludlow.

Following the sale of Port Ludlow, operating expenses of the Real Estate segment decreased significantly. The number of employees in the Real Estate segment has decreased to five full-time and six part time employees at June 30, 2002 from 66 full-time and up to 122 part time employees at December 31, 2000. The decrease in employees is indicative of the expected decrease in Real Estate operating expense in 2002.

Environmental Remediation

The Partnership has accrued liabilities for environmental clean-up of $1.6 million and $1.4 million as of June 30, 2002 and December 31, 2001, respectively. The accrual represents estimated environmental remediation costs in and around the townsite of Port Gamble. Port Gamble is a historic town that was owned by Pope & Talbot (P&T) until 1985 when the townsite and other assets were spun off into the Partnership. P&T continued to lease the mill site at Port Gamble until January 2002, when a settlement agreement was signed between the Partnership and P&T which divided up the responsibility for paying for environmental remediation costs in Port Gamble. The mill site had an operating lumber mill through 1995 that was dismantled by the end of 1996.

The liability for the Partnership to complete its agreed-upon responsibility under the settlement agreement was initially estimated at $1.9 million. A liability was recorded in the fourth quarter of 2000 to reflect this expected cost. While the remediation activities were progressing during 2002, contaminants in excess of those originally estimated to be at the site were discovered during the quarter ended June 30, 2002.  As a result of this discovery, the Partnership requested its environmental consultant to update the estimate of the cost to complete the environmental remediation activities. The revised estimate increased the estimated total cost to complete Pope Resources’ portion of the remediation project by $730,000. After reviewing the consultant’s projections the Partnership determined that the environmental remediation reserve needed to be increased by this same $730,000 as of June 30, 2002.

Activity in the Environmental Remediation reserve is detailed as follows:

Period	Beginning Balance	Accrual	Spending from Accrual	Ending Balance
January 1, 2001 to December 31, 2001	$1,870,000	$—	$461,000	$1,409,000
January 1, 2002 to June 30, 2002	1,409,000	730,000	499,000	1,640,000

General and Administrative (G&A)

General and administrative expenses for the three months ended June 30, 2002 and 2001 were $1.0 million and $1.2 million, respectively. For the six months ended June 30, 2002 and 2001 general and administrative expenses were $1.8 million and $2.6 million, respectively. The decreases are largely the result of downsizing following the 2001 sale of the Port Ludlow resort assets. The majority of the decrease was from a reduction in administrative staff to 17 at June 30, 2002 from 29 at June 30, 2001. The Partnership is projecting G&A expenses in 2002 to end the year approximately 30% below the year-end 2001 amount of $5.1 million.

Interest Income and Expense

Interest income for the six-month periods ended June 30, 2002 and 2001 was consistent at $239,000 and 216,000, respectively. Interest expense for the six months ended June 30, 2002 and 2001 was $1.7 million and $1.5 million, respectively. The increase in interest expense reflects the impact of the additional timber mortgage debt incurred following the acquisition of the Columbia tree farm in March 2001.

Income Tax

Pope Resources is a limited partnership and is therefore not subject to corporate income tax. Taxable income/loss is reported to unitholders each year on a Form K-1 for inclusion in each unitholder’s tax return. Pope Resources does have subsidiaries that are corporations and are subject to income tax.

For the six months ended June 30, 2002 the Partnership recorded a $510,000 tax benefit. The tax benefit resulted from the determination that ORM Canada’s operating results were not able to fund the debt service requirements for its promissory note owed to its parent. As a result, a portion of that note was written off as bad debt expense during the three months ended June 30, 2002, creating the tax benefit. The offsetting debt relief income in ORM Canada will be applied against accumulated net operating losses of that entity.  For the six months ended June 30, 2002 the Partnership has an income tax benefit of $441,000 that includes the tax benefit resulting from the intercompany bad debt expense netted against the tax impact of operating earnings generated during the same period.

Supplemental Segment Information

The following table provides comparative operating information for the Partnership’s segments:

SEGMENT INFORMATION

(all amounts in $000’s)

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001

Revenues:
Fee Timber	7,350	5,858	11,324	10,452
Timberland Management & Consulting (TM&C)	1,922	2,856	3,542	5,750
Real Estate	663	6,618	906	9,935
Total	9,935	15,332	15,772	26,137
EBITDDA:
Fee Timber	4,433	3,509	6,629	6,544
TM&C	473	822	623	1,548
Real Estate	(946)	(7)	(1,099)	(1,751)
General & administrative	(900)	(1,195)	(1,633)	(2,592)
Total	3,060	3,129	4,520	3,749
Depreciation, depletion and amortization:
Fee Timber	1,068	1,009	1,597	1,243
TM&C	51	61	109	121
Real Estate	14	163	29	411
General & administrative	107	119	227	239
Total	1,240	1,352	1,962	2,014
Operating income:
Fee Timber	3,365	2,500	5,032	5,301
TM&C	422	761	514	1,427
Real Estate	(960)	(170)	(1,128)	(912)
Asset impairment				(1,250)
General & administrative	(975)	(1,193)	(1,828)	(2,606)
Total	1,852	1,898	2,590	1,960

Analysis of Operating Income

The following table sets forth expenses as a percentage of revenues for the three months and six months ended June 30, 2002 and 2001:

	Three months ended June 30,
	2002	2001
Revenues	100%	100%
Cost of sales	38	44
Operating expenses	33	36
General, and administrative expenses	10	8
Operating income	19%	12%

	Six months ended June 30,
	2002	2001
Revenues	100%	100%
Cost of sales	35	37
Operating expenses	37	45
General, and administrative expenses	12	10
Operating income	16%	8%

Cost of sales includes the cost of purchasing and producing tangible goods for sale. Cost of sales for the Partnership will fluctuate due to the mix of revenue between the sale of tangible goods and revenue generated from providing services. Cost of sales as a percentage of revenue decreased 6% to 38% for the three months ended June 30, 2002 from 44% in the comparable period in 2001. For the six months ended June 30, 2002 and 2001 cost of sales as a percentage of revenue was 35% and 37%, respectively. The decrease results from the sale of Port Ludlow, where revenue generated from home sales resulted in a large proportion of cost of sales relative to revenue.

Operating expenses consist of salary and other costs directly attributable to revenue-generating activity. As a percentage of revenue, operating expenses have decreased 3% to 33% for the three months ended June 30, 2002 from 36% for the comparable period in 2001. The decrease in operating expenses as a percentage of revenue is also due to the sale of Port Ludlow where commercial property operations resulted in a large proportion of operating expenses relative to revenue generated. The operating expense ratio for the three months ended June 30, 2002 was increased significantly by the $730,000 environmental remediation charge which represented 7% of the 33% ratio. For the six months ended June 30, 2002 and 2001 operating expenses as a percent of revenue were 37% and 45%. Operating expenses for the six months ended June 30, 2002 include the $730,000 environmental remediation charge that represented 5% of the 37% operating expense ratio. The June 30, 2001 operating expense ratio of 45% includes a $1.3 million asset impairment charge taken in March of 2001 that represented 5% of the 45% operating expense ratio.

As a percent of revenue, general and administrative expenses increased 2% to 10% for the three months ended June 30, 2002 from 8% for the comparable period in 2001. For the six months ended June 30, 2002 and 2001 the general and administrative cost ratios were 12% and 10%, respectively. The increase in the general and administrative cost ratio reflects general and administrative costs that did not decline in percentage terms as much as revenue declined following the sale of the Port Ludlow assets. General and administrative costs decreased $218,000 to $1.0 million for the three months ended June 30, 2002 from $1.2 for the comparable period in 2001 while revenue decreased $5.4 million to $9.9 million at June 30, 2002 from $15.3 million for the comparable period in 2001.

Quarter to Quarter Comparisons

The following table compares net income for the three months ended June 30, 2002 with the three months ended June 30, 2001 and with the three months ended March 31, 2002 with a reconciliation of major items making up the variance.

QUARTER TO QUARTER COMPARISONS

(Amounts in $000’s except per unit data)

	Q2 2002 vs. Q2 2001		Q2 2002 vs. Q1 2002
	Total	Per Unit	Total	Per Unit
Income (loss):
2nd Quarter 2002	1,563	0.35	1,563	0.35
1st Quarter 2002			12	0.00
2nd Quarter 2001	624	0.14
Variance	939	0.21	1,551	0.35

Detail of earnings variance:
Fee Timber
Log price realizations	(133)	(0.03)	(57)	(0.01)
Log volumes	1,167	0.26	2,455	0.54
Timberland sale income	39	0.01	3	0.00
Depletion	(57)	(0.01)	(534)	(0.12)
Other Fee Timber	(151)	(0.03)	(169)	(0.03)
Total Fee Timber	865	0.20	1,698	0.38
Timberland Management & Consulting
Management fee changes	(584)	(0.13)	(2)	(0.00)
Other Timberland Mgmnt & Consulting	245	0.05	332	0.07
Total Timberland Management & Consulting	(339)	(.08)	330	0.07
Real Estate
Operating results from sold RE op’s	37	0.01	(99)	(0.02)
Environmental remediation reserve	(730)	(0.16)	(730)	(0.16)
Port Ludlow home warranty charge	(165)	(0.04)	(165)	(0.04)
Other Real Estate	68	0.02	202	0.05
Total Real Estate	(790)	(0.17)	(792)	(0.17)

General & administrative costs	218	0.05	(122)	(0.03)
Interest expense	378	0.08	43	0.01
Other (taxes, minority int., interest inc.)	607	0.13	394	0.09
Total change in earnings	939	0.21	1,551	0.35

Liquidity and Capital Resources

Funds generated internally through operations and externally through financing are expected to provide the required resources for the Partnership’s capital expenditures. The Partnership’s debt-to-total capitalization ratio was 48% at June 30, 2002. Management considers its capital resources to be adequate for its current plans and does not anticipate any significant changes to its debt to capital ratio over the next 12 months.

Management has discretion to increase or decrease the volume of logs cut, which has a corresponding impact on net income and cash flow. Management’s current plan is to harvest approximately an additional 23 million board feet of timber over the remaining two quarters of 2002 for a total annual harvest of 45 million board feet. Since harvest plans are based on demand and pricing, actual harvesting may vary subject to management’s ongoing review.

In the first six months of 2002, cash generated by operating activities was $4.6 million and overall cash and cash equivalents increased $2.7 million from December 31, 2001. Cash used in investing activities for the six months ended June 30, 2002 consisted of capital expenditures of $1.1 million netted against proceeds from the sale of an office building acquired with the Columbia tree farm in March 31, 2001 of $445,000. Capital expenditures for the six months ended June 30, 2002 consist of reforestation, road building, and other miscellaneous capital additions. Capital expenditures for the year 2002 are expected to be approximately $2.0 million.

In the first six months of 2001, cash generated by operating activities was $2.3 million and total cash and cash equivalents decreased $9.1 million from the same period in 2000. The majority of the decrease in cash and cash equivalents was due to the acquisition of the Columbia tree farm. This acquisition was funded by $30.0 million in timber mortgage debt, $17.0 million from a revolving credit facility and $7.6 million in Partnership cash reserves. In addition to the acquisition of the Columbia tree farm, $1.1 million in cash was used to fund other capital expenditures including $223,000 of capital additions related to the Partnership’s operations in Port Ludlow which were sold in August 2001.

Seasonality

Fee Timber. The Partnership owns a total of 112,000 acres of timberland in Washington State. Our timber acreage is concentrated in two tree farms: the 72,000 acre Hood Canal tree farm located in Kitsap, Jefferson, Mason Counties on the eastern side of Washington’s Olympic Peninsula, and the 40,000 Columbia tree farm located in Cowlitz, Clark, Lewis, Skamania, and Pierce counties on the western side of Washington’s Cascade mountain range.

The Hood Canal tree farm is concentrated at low elevations, which permits us to harvest trees year-round. Generally, we concentrate our harvests from this farm in the winter and spring when supply, and thus competition, is typically lower and, accordingly, when we can expect to receive higher prices. We ordinarily reduce our harvest from the Hood Canal tree farm in the summer months. In 2000 we acquired the Columbia tree farm as a means to use our resources more efficiently and to improve our operating cash flow in the summer and fall. Because the Columbia tree farm is less accessible in the winter months, we plan to harvest from that tree farm primarily in the summer and early fall. The result, management believes, will be a reduction in the seasonal variations we have experienced from our fee timber operations in recent years.

Timberland Management and Consulting. Timberland Management and Consulting operations are not significantly seasonal.

Real Estate. Real estate operations have historically been very seasonal as a result of the resort properties at Port Ludlow. After the sale of the Port Ludlow assets, real estate operations are not expected to be significantly seasonal in the future. While real estate results are not expected to be seasonal, the nature of the activities in this segment will likely result in large non-recurring transactions that may have large positive or negative impacts on revenue and operating income of the Partnership. Moreover, we expect to continue to see some seasonal fluctuations in this segment because of the effects of weather on Pacific Northwest development generally.

Risks and Uncertainties

Our business is subject to a number of risks and uncertainties, any one or more of which could impact our operating results and financial condition materially and adversely. The Partnership competes against much larger companies in each of its business segments. These larger competitors may have access to larger amounts of capital and significantly greater economies of scale. Land ownership carries with it the risk of incurring liabilities due to accidents that take place on the land and previously undiscovered environmental contamination. The Partnership endeavors to maintain adequate reserves to reflect the cost of remediating known environmental contamination and other liabilities resulting from land ownership, however these estimates may prove to be inadequate as additional information is discovered. A more thorough discussion of the risks and uncertainties that may affect our business is contained in the Annual Report on Form 10–K for the fiscal year ended December 31, 2001, and in our various other filings with the Securities and Exchange Commission.

Fee Timber

Fee Timber revenue is generated primarily through the sale of softwood logs to both domestic mills and third-party intermediaries selling to the export market. The markets for these products are significantly affected by fluctuations in U.S. and Japanese economies, as well as by the foreign currency exchange rate between the Japanese yen and the U.S. dollar. The Partnership has seen the price of logs erode in the Japanese market as competing logs and lumber from regions outside of the U.S. and engineered wood products have gradually gained market acceptance.

The ability of the Partnership to grow and harvest timber can be significantly impacted by legislation, regulations or court rulings that restrict or stop forest practices. Restrictions to logging, planting, road building, fertilizing, managing competing vegetation and other activities can significantly increase the cost or reduce available inventory thereby reducing income.

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

Timberland Management and Consulting

The majority of our Timberland Management and Consulting revenue is generated through two clients. Contracts covering services to those two clients expire in the fourth quarter of 2002 but the Partnership currently expects renewals or extensions of those agreements. The Partnership is working to expand its customer base through market outreach efforts. The current market for timber-based products is relatively weak, which management believes may create additional management and consulting opportunities as prospective clients look to lower costs and improve efficiencies. Given the current mix of clients, if a major customer’s contract were not renewed, the impact on segment revenue and earnings would be significant.

Real Estate

The value of the Partnership’s real estate investments is subject to changes in the economic and regulatory environment, as well as various land use regulations and development risks. The Partnership’s real estate investments are long term in nature, which raises the risk that unforeseen changes in the economy or laws surrounding development activities may have an adverse affect on the Partnership’s investments.

Contractual Obligations, Commercial Commitments and Contingencies

The Partnership’s commitments consist of its revolving term loan, performance bonds, letters of credit, and operating leases entered into in the normal course of business. See “Quantitative and Qualitative Disclosures About Market Risk” for required principal payments on outstanding fixed-rate debt.

		Payments Due By Period/ Commitment Expiration Period
Obligation or Commitment	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Revolving Term Loan $17.0 million facility	$0	—	—	—	—
Performance Bonds	$270,000	—	—	—	—
Operating Leases	$428,000	$148,000	$228,000	—	—

The Partnership also has long-term debt totaling $38.6 million with the contractual maturities described in Item 3 of this filing.

As described above, the Partnership added $730,000 to the $1.9 million contingent liability recorded in 2000 for environmental remediation in and around the Port Gamble townsite. At June 30, 2002 $1.6 million of the environmental remediation liability remains on the Partnership’s balance sheet related to the estimated cost to complete the Partnership’s share of expected remediation costs at Port Gamble. The environmental liability at June 30, 2002 includes $1.3 million that the Partnership expects to expend in 2002 and $300,000 thereafter.

Capital Expenditures and Commitments

Capital expenditures in 2002 are currently expected to be approximately $2.0 million, however, these expenditures could be increased or decreased as a consequence of future economic conditions. The Partnership expects that the funds for these expenditures will be generated internally through operations and externally through financing.

Cost of Compliance with Government Regulation

Compliance with laws, regulations and demands usually involves capital expenditures as well as operating costs. The Partnership cannot easily quantify future amounts of capital expenditures required to comply with these laws, regulations and demands, or the effects on operating costs, because in some instances compliance standards have not been developed or have not become final or definitive. Accordingly, at this time the Partnership has not included herein a quantification of future capital requirements to comply with any new regulations being developed by the United States or Canadian regulatory agencies.

Litigation

The Partnership may from time to time be a defendant in lawsuits arising in the ordinary course of business. As of June 30, 2002 and as of the date of this report, there was no litigation pending or, to the Partnership’s knowledge, threatened, that if determined adversely to the Partnership, would have a material adverse effect on the Partnership’s business, operating results or financial condition.

ACCOUNTING MATTERS

Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Statement 142 is effective as of the first quarter of the Partnership’s fiscal year 2002. Adoption of Statement 142 has not had a material impact on the Partnership’s financial condition or results of operations, and management does not expect such an impact.  In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. Statement 143 will be effective for the Partnership’s fiscal year 2003 and is not expected to have a material impact on the Partnership’s financial condition or results of operations. In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement 144 is effective for the Partnership’s fiscal year 2002 and has not had a material impact on the Partnership’s financial condition or results of operations.  In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  This Statement addresses financial reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit and Activity (including Certain Costs Incurred in a Restructuring).  The Partnership has not yet estimated the impact of implementation of this Statement on its balance sheet, statement of operations or cash flows.

Critical Accounting Policies and Estimates

The Partnership’s significant accounting policies are described in Note 1 of its Consolidated Financial Statements included in its annual report on Form 10-K. The Partnership believes its most critical accounting policies and estimates include those related to the Partnership’s calculation of timber depletion and reserves related to matters such as environmental contamination and remediation costs, and potential asset impairments. With regard to reserves, potential impairments and other estimated charges, it is management’s policy to conduct ongoing reviews of significant accounting policies and assumptions used in the preparation of the financial results of the Partnership. The assumptions used are tested against available relevant information and reviewed with subject-matter experts for consistency and reliability. During the preparation of financial results, tests are conducted to ascertain that the net book carrying values of long-lived assets are not in excess of market values and, in some cases, net realizable value. These tests use current market information, if available, or other generally accepted valuation methods, such as future cash flows. When the use of estimates is necessary, an exact answer is unlikely, and therefore, the reporting within a range of likely outcomes is used in the preparation of the financial statements. Recorded liabilities are evaluated against current facts and circumstances to determine if the recorded liability is fairly stated.

Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

Interest Rate Risk

As of June 30, 2002, the Partnership had $38.6 million of fixed rate debt outstanding with a fair value of approximately $41.8 million based on the current interest rates for similar financial instruments. A change in the interest rate on fixed rate debt will affect the fair value of the debt, whereas a change in the interest rate on variable rate debt will affect interest expense and cash flows. A hypothetical 1% change in prevailing interest rates would change the fair value of the Partnership’s fixed-rate long-term debt obligations by $2.5 million.

Since the Partnership’s currently outstanding debt is fixed rate, net income is not affected when market interest rates change. However, if the Partnership were to draw on its revolving term loan, which accrues interest at a variable rate, a change in market interest rates might affect the Partnership’s net income.

The following table presents required principal cash payments (in thousands) for the fixed-rate debt outstanding at June 30, 2002:

Long-term debt including current portion	2002	2003	2004	2005	2006	Thereafter	Interest Rate
Mortgage-Principal payments	—	1,540	1,540	1,540	1,540	32,316	7.63% to 9.65%

Local Improvement District-Principal payments	8	42	31	9	9	25	6.5% to 8%

Foreign Currency Risk

The Partnership’s Timberland Management and Consulting activities in British Columbia resulted in U.S. $1.3 million in revenue and expense in the first six months of 2002 and $2.4 million in revenue and $2.6 million in expenses in the comparable period in 2001 that were denominated in Canadian dollars.

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

None

Item 5: Other Information

None

Item 6. Exhibits and Reports on Form 8-K

Forms 8-K.

On June 26, 2002 the Partnership filed a Current Report on Form 8-K relating to the discharge of Deloitte & Touche LLP as the Partnership’s certifying accountants.  On July 17, 2002 the Partnership appointed KPMG LLP to replace Deloitte & Touche LLP. The Partnership filed an amendment to that Form 8-K on July 17, 2002 to include as an exhibit the letter required of Deloitte & Touche LLP pursuant to Item 304(a) of Regulation S-K. Also subsequent to the period covered by this Quarterly Report on Form 10-Q, the Partnership filed a Current Report on Form 8-K disclosing under Item 5 the Partnership’s earnings and certain other financial information as of and for the quarter and six months ended June 30, 2002.

Exhibits.
99.1	Press Release of the Registrant dated July 24, 2002, incorporated by reference to the Current Report on Form 8-K filed by the Registrant on July 24, 2002.

99.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 12, 2002.

POPE RESOURCES,
A Delaware Limited Partnership

By:	POPE MGP, Inc.
Managing General Partner

	By:	/s/ David L. Nunes
David L. Nunes
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Thomas M. Ringo
Thomas M. Ringo
Vice President and CFO
(Principal Accounting and Financial Officer)