Form 10-Q
period 2002-09-30
POPE RESOURCES LTD PARTNERSHIP
filed 2002-11-13
CIK 784011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Yes   ☒      No   ☐

Partnership units outstanding at September 30, 2002: 4,518,095

P A R T I – FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (Unaudited)

Pope Resources

September 30, 2002 and December 31, 2001

(Thousands)

	2002	2001

Assets
Current assets:
Cash and cash equivalents	$5,003	$1,047
Accounts receivable	2,011	1,119
Work in progress	55	518
Current portion of contracts receivable	29	25
Prepaid expenses and other	420	505

Total current assets	7,518	3,214

Properties and equipment at cost:
Land and land improvements	19,597	19,358
Roads and timber (net of accumulated depletion)	50,498	52,191
Buildings and equipment (net of accumulated depreciation)	3,520	4,269

	73,615	75,818

Other assets:
Contracts receivable, net of current portion	3,112	4,806
Loan fees and other	326	349

	3,438	5,155

	$84,571	$84,187

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$433	$275
Accrued liabilities	1,342	1,700
Environmental remediation	417	909
Current portion of long-term debt	1,574	1,075
Minority interest	191	225
Deposits	17	9

Total current liabilities	3,974	4,193

Long-term debt, net of current portion	36,987	38,592
Other long term liabilities	529	729

Partners’ capital	43,081	40,673

	$84,571	$84,187

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For the Three Months and Nine Months Ended September 30, 2002 and 2001

	Three Months Ended September 30,		Nine Months Ended September 30,
(Thousands, except per unit data)	2002	2001	2002	2001

Revenues	$8,654	$12,465	$24,426	$38,602
Cost of sales	(3,006)	(4,529)	(8,521)	(14,276)
Operating expenses	(2,726)	(4,358)	(7,835)	(14,940)
Environmental remediation	—	—	(730)	—
Asset impairment	—	—	—	(1,250)
General and administrative expenses	(958)	(1,056)	(2,786)	(3,662)
Income from operations	1,964	2,522	4,554	4,474

Other income (expense):
Interest expense	(823)	(983)	(2,486)	(2,467)
Interest income	86	114	325	330
	(737)	(869)	(2,161)	(2,137)

Income before income taxes and minority interest	1,227	1,653	2,393	2,337

Income tax (provision)/benefit	(61)	(202)	380	(454)
Income before minority interest	1,166	1,451	2,773	1,883

Minority interest	(103)	(39)	(135)	(264)

Net income	$1,063	$1,412	$2,638	$1,619

Allocable to general partners	$14	$19	$35	$22
Allocable to limited partners	1,049	1,393	2,603	1,597

	$1,063	$1,412	$2,638	$1,619

Earnings per unit:
Basic	$0.24	$0.31	$0.58	$0.36
Diluted	$0.24	$0.31	$0.58	$0.36

Weighted average units outstanding:
Basic	4,518	4,528	4,518	4,528
Diluted	4,518	4,528	4,520	4,528

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Pope Resources

Nine Months Ended September 30, 2002 and 2001

(Thousands)	2002	2001

Net cash flows from operating activities	$6,565	$5,559

Cash flows from investing activities:
Capital expenditures	(1,546)	(1,494)
Proceeds from sale of fixed assets	456	—
Proceeds from sale of Port Ludlow	—	10,654
Acquisition of Columbia Tree Farm	—	(54,611)

Net cash used in investing activities	(1,090)	(45,451)

Cash flows provided by/(used in) financing activities:
Minority interest distribution	(187)	(40)
Repayment of long-term debt	(1,106)	(16,158)
Unitholder distribution	(226)	—
Proceeds from debt financing	—	47,000

Net cash provided by/(used in) financing activities	(1,519)	30,802

Net increase/(decrease) in cash and cash equivalents	3,956	(9,090)
Cash and cash equivalents at beginning of year	1,047	9,882

Cash and cash equivalents at end of the nine-month period	$5,003	$792

See accompanying notes to condensed consolidated financial statements.

POPE RESOURCES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

September 30, 2002

1.                                       The condensed consolidated financial statements as of September 30, 2002 and December 31, 2001 and for the nine-months ended September 30, 2002 and September 30, 2001 have been prepared by Pope Resources, a Delaware limited partnership (“the Partnership”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial information for the quarters and nine months ended September 30, 2002 and September 30, 2001 is unaudited, but, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2001, is derived from the Partnership’s audited consolidated financial statements and notes thereto for the year ended December 31, 2001, and should be read in conjunction with such financial statements. The results of operations for the quarter and nine month period ended September 30, 2002 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2002.

2.                                       The financial statements in the Partnership’s 2001 annual report on Form 10-K include a summary of significant accounting policies of the Partnership and should be read in conjunction with this Form 10-Q.

3.                                       Basic net earnings per unit are based on the weighted average number of units outstanding during the period.  Diluted net earnings per unit are based on the weighted average number of units and dilutive unit options outstanding at the end of the period.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Weighted average units outstanding:
Basic	4,518	4,528	4,518	4,528
Dilutive effect of unit options	—	—	2	2
Diluted	4,518	4,528	4,520	4,530

Options to purchase 354,913 units at prices ranging from $12.20 to $27.88 per unit were outstanding during the three months ended September 30, 2002.  Options to purchase 185,760 units at prices ranging from $12.75 to $27.88 per unit were outstanding during the nine months ended September 30, 2002. These options were not included in the computation of diluted earnings per unit for the respective periods because the option exercise prices were greater than the average market prices of units during those periods.

Options to purchase 177,471 units at prices ranging from $19.00 to $27.88 per unit were outstanding during the three and nine months ended September 30, 2001. These options were not included in the computation of diluted earnings per unit for the respective periods because the option exercise prices were greater than the average market prices of units during those periods.

4.                                       Supplemental disclosure of cash flow information: Interest paid amounted to approximately $2,566,000 and $2,314,000 for the nine months ended September 30, 2002 and 2001, and $830,000 and $994,000 for the three months ended September 30, 2002 and 2001, respectively.

5.                                       New Accounting Standards:

Accounting Pronouncements Implemented

In June 2001, the FASB issued Statement of Financial Accounting Standards 142, Goodwill and Other Intangible Assets.  Under this Statement, goodwill will no longer be subject to amortization over its estimated useful life.  Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair-value-based test to its carrying value.  This Statement also requires separate recognition for certain acquired intangible assets that will continue to be amortized over their useful lives.  The Partnership’s implementation of this Statement on January 1, 2002 did not have a significant impact on the Partnership’s balance sheet, or statement of operations.

In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  Statement 144 supercedes Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of, and supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of.  Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and eliminates the exception to consolidation of a subsidiary for which control is likely to be temporary.  This Statement was implemented on January 1, 2002 and did not have a significant impact on the Partnership’s balance sheet or statement of operations.

Prospective Accounting Pronouncements

In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations.  Statement 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  Statement 143 will be effective for fiscal year 2003 and the Partnership has not yet estimated the impact of implementation of this Statement on its balance sheet or statement of operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  This Statement addresses financial reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including

Certain Costs Incurred in a Restructuring).  This Statement requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, rather than when an entity has committed itself to an exit plan as previously allowed under Issue 94-3.  This Statement also establishes that fair value is the objective for initial measurement of the liability.  This Statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  The Partnership has not yet estimated the impact of implementation of this Statement on its balance sheet or statement of operations.

6.                                       On August 8, 2001, the Partnership sold its assets at the resort community of Port Ludlow, Washington to Port Ludlow Associates LLC, a new ownership entity formed by HCV Pacific Partners LLC. Total consideration was approximately $16.5 million, of which approximately two-thirds was in cash and one-third in the form of a three-year note. The balance of the note as of September 30, 2002 was $2,210,000. The Partnership’s security interest in the lots securing the loan is subordinate to a senior construction loan.

7.                                       The Partnership was informed in October 2002 of the decision by the Hancock Timber Resource Group (HTRG) not to renew our contract to manage approximately 200,000 acres of timberland in California, Oregon, Washington, and British Columbia.  Our current contract expires on December 31, 2002. This contract represents $3.0 million of revenue for the nine months ended September 30, 2002.

8.                                       Revenues and operating income by segment for the three months and nine months ended September 30, 2002 and 2001, respectively, are as follows:

Three Months Ended September 30 (Thousands)	Fee Timber	Timberland Management & Consulting	Real Estate	Other	Consolidated

2002
Revenue	$6,123	$2,283	$481	$	$8,887
Eliminations	(22)	(202)	(9)	—	(233)
Revenue	6,101	2,081	472	—	8,654

Cost of sales	(2,759)	—	(247)	—	(3,006)

Operating expenses	(822)	(1,711)	(422)	(962)	(3,917)
Eliminations	53	169	7	4	233
Operating expenses	(769)	(1,542)	(415)	(958)	(3,684)

Income (loss) from operations	2,542	572	(188)	(962)	1,964
Eliminations	31	(33)	(2)	4	—

Income (loss) from operations	2,573	539	(190)	(958)	1,964

2001
Revenue	$7,254	$2,618	$3,055	$—	$12,927
Eliminations	(4)	(458)	—	—	(462)
Revenue	7,250	2,160	3,055	—	12,465

Cost of sales	(3,035)	—	(1,494)	—	(4,529)

Operating expenses	(956)	(2,198)	(1,666)	(1,056)	(5,876)
Eliminations	182	285	(5)	—	462
Operating expenses	(774)	(1,913)	(1,671)	(1,056)	(5,414)

Income (loss) from operations	3,263	420	(105)	(1,056)	2,522
Eliminations	178	(173)	(5)	—	—

Income (loss) from operations	3,441	247	(110)	(1,056)	2,522

Nine Months Ended September 30 (Thousands)	Fee Timber	Timberland Management & Consulting	Real Estate	Other	Consolidated

2002
Revenue	$17,497	$6,471	$1,427	$—	$25,395
Eliminations	(72)	(848)	(49)	—	(969)
Revenue	17,425	5,623	1,378	—	24,426

Cost of sales	(7,775)	—	(746)	—	(8,521)

Operating expenses	(2,338)	(5,209)	(1,983)	(2,790)	(12,320)
Eliminations	293	639	33	4	969
Operating expenses	(2,045)	(4,570)	(1,950)	(2,786)	(11,351)

Income (loss) from operations	7,384	1,262	(1,302)	(2,790)	4,554
Eliminations	221	(209)	(16)	4	—

Income (loss) from operations	7,605	1,053	(1,318)	(2,786)	4,554

2001
Revenue	$17,710	$9,094	$12,990	$—	$39,794
Eliminations	(8)	(1,184)	—	—	(1,192)
Revenue	17,702	7,910	12,990	—	38,602

Cost of sales	(7,318)	—	(6,958)	—	(14,276)

Operating expenses	(2,176)	(6,917)	(8,289)	(3,662)	(21,044)
Eliminations	526	681	(15)	—	1,192
Operating expenses	(1,650)	(6,236)	(8,304)	(3,662)	(19,852)

Income (loss) from operations	8,216	2,177	(2,257)	(3,662)	4,474
Eliminations	518	(503)	(15)	—	—

Income (loss) from operations	8,734	1,674	(2,272)	(3,662)	4,474

There have been no significant changes to segment assets since December 31, 2001.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains a number of projections and statements about our expected financial condition, operating results, and business plans and objectives. These statements reflect our management’s estimates based on our current goals, in light of management’s expectations about future developments. Statements about expectations and future performance are “forward looking statements within the meaning of Section 21E of the Securities and Exchange Act of 1934, as amended.  Because these statements describe our goals, objectives and anticipated performance, they are inherently uncertain, and some or all of these statements may not come to pass. Accordingly, you should not interpret our statements as promises that we will perform at a given level or that we will take any or all of the actions we currently expect to take. Our future actions, as well as our actual performance, will vary from our current expectations, and under various circumstances these variations may be material and adverse. Some of the factors that may cause our actual operating results and financial condition to fall short of our expectations are set forth in the part of this report entitled “Risks and Uncertainties” below. Other issues that may have an adverse and material impact on our business, operating results and financial condition include those risks and uncertainties discussed in our other filings with the Securities and Exchange Commission, as well as environmental and land use regulations that limit our ability to harvest timber and develop property and economic conditions that affect consumer demand for our products and the prices we receive for them.

This discussion should be read in conjunction with the Partnership’s consolidated financial statements included with this report.

Results of Operations

Partnership net income was $1.1 million, or 24 cents per diluted ownership unit, on revenues of $8.7 million for the quarter ended September 30, 2002. This compares to net income of $1.4 million, or 31 cents per diluted ownership unit, on revenues of $12.5 million, for the same period in 2001. Earnings before interest, taxes, depreciation, depletion, and amortization (EBITDDA) were $2.9 million and $3.6 million for the current and prior year third quarter, respectively.

Net income for the nine months ended September 30, 2002 totaled $2.6 million, or 58 cents per diluted ownership unit, on revenues of $24.4 million. These year-to-date results include three non-recurring items: a second-quarter charge of $730,000, or 16 cents per diluted ownership unit, to adjust a previously established reserve for environmental remediation costs at Port Gamble, Washington; a second-quarter charge of $165,000, or four cents per diluted ownership unit, for home warranty liabilities in Port Ludlow, Washington; and an income tax benefit of $510,000, or 11 cents per diluted ownership unit recorded in the second quarter, resulting from the restructuring of the Pope Resources Canadian operations. Income excluding these non-recurring items was $3.0 million, or 66 cents per diluted ownership unit, for the nine months ended September 30, 2002.  Net income for the corresponding period in 2001 totaled $1.6 million, or 36 cents per diluted ownership unit, on revenues of $38.6 million. The 2001 results included a $1.3 million asset impairment charge associated with the Port Ludlow resort assets sold in August of 2001.  Income excluding this non-recurring charge would have been $2.9 million, or 63 cents per diluted ownership unit, for the comparable period in 2001.

The Partnership operates in three primary business segments: (1) Fee Timber, (2) Timberland Management and Consulting, and (3) Real Estate. Fee Timber operations consist of the growing and harvesting of timber from the Partnership’s tree farms. Timberland Management and Consulting encompasses providing timberland management and forestry consulting services to other owners of timberlands; and Real Estate consists of adding value to Partnership properties by securing zoning and providing infrastructure that make future development possible.

Subsequent Event

In October 2002 the Partnership was notified by the Hancock Timber Resource Group (HTRG) of their plan not to renew their management contracts with the Partnership’s subsidiaries. These contracts cover approximately 200,000 acres and we estimate that they represent on an annual basis approximately $4.0 million in revenue and $1.0 million in operating income.  As a result of this contract’s impending expiration, management expects to record a restructuring charge in the fourth quarter of 2002 to recognize the cost of reducing the number of employees and field office locations that currently support the HTRG contract.

Fee Timber

Fee Timber revenue consists of the harvest and sale of logs from the Partnership’s timber properties that include the 72,000-acre tree farm located in the Hood Canal area of Washington and the 40,000 acre Columbia tree farm located in Southwest Washington.  The Columbia tree farm was purchased in March 2001.  At that time, 44,000 acres were acquired, with 4,000 subsequently sold in late 2001 for $5.2 million.  Harvest activity on the Columbia tree farm began in May 2001.  Fee Timber also includes revenue earned from mineral and tower leases located on the Partnership’s timber properties.

Revenues and operating income for the Fee Timber segment for the three-month periods ended September 30, 2002, June 30, 2002, and September 30, 2001 and nine-month periods ended September 30, 2002 and 2001 are as follows:

Three Months Ended:	Timber	Mineral & Cell Tower	Total Fee Timber Revenue	Operating income
September 30, 2002	$5.8 million	$0.3 million	$6.1 million	$2.6 million
June 30, 2002	7.3 million	0.1 million	7.4 million	3.4 million
September 30, 2001	7.0 million	0.3 million	7.3 million	3.4 million

Nine Months Ended:	Timber	Mineral & Cell Tower	Total Fee Timber Revenue	Operating income
September 30, 2002	$16.7 million	$0.7 million	$17.4 million	$7.6 million
September 30, 2001	17.0 million	0.7 million	17.7 million	8.7 million

Revenue and operating income for the three months ended September 30, 2002 were 16% and 24% lower, respectively, than the comparable period in 2001. Revenue and operating income for the quarter were lower due to a decrease of 0.9 million board feet (MMBF) (or 7%) in log volume harvested, and an 8% decrease in average log prices realized.  For the nine months ended September 30, 2002 revenue and operating income were 2% and 13% lower than the comparable period in 2001. The decrease is due to a 5% decrease in average timber price realized, an increase in operating and harvest expenses, offset by a 5% increase in volume harvested for the period.

The Partnership harvested the following timber and realized the following average log prices from its fee timberlands for the three-month periods ended September 30, 2002, June 30, 2002 and September 30, 2001:

	Three months ended
	30-Sept-02	30-June-02	30-Sept-01
Log sale volumes (thousand board feet):
Export	2,058	1,406	2,733
Domestic	7,333	10,960	7,598
Pulp	1,935	1,904	2,200
Hardwoods	845	329	543
Total	12,171	14,599	13,074

Average price realizations (per thousand board feet):
Export	$586	$531	$615
Domestic	521	544	580
Pulp	190	164	201
Hardwoods	485	459	444
Overall	477	491	518

The Partnership harvested the following timber and realized the following average log prices from its fee timberlands for the nine-month periods ended September 30, 2002 and 2001:

	Nine months ended
	30-Sept-02	31-Sept-01
Log sale volumes (thousand board feet):
Export	4,730	7,449
Domestic	22,775	18,130
Pulp	4,780	5,685
Hardwoods	1,623	1,191
Total	33,908	32,455

Average price realizations (per thousand board feet):
Export	$561	$623
Domestic	539	564
Pulp	176	209
Hardwoods	477	505
Overall	488	513

Despite a modest increase in export prices in the third quarter versus the second quarter of 2002, the most significant contributor to our declining price realization as scheduled above is the dramatic reduction in export log prices since 2001, which has forced us to sell an increasing portion of our harvest into the domestic market. The export market has declined due to several factors including poor regional economic conditions and increased competition from logs supplied by lower cost regions.  Log prices in the domestic market also declined, but not as dramatically. Our average domestic log price realized has declined to $521 per MBF for the three months ended September 30, 2002 from $544 per MBF for the three months ended June 30, 2002, and $580 per MBF for the comparable period in 2001.  During the quarter ended September 30, 2002 we sold 83% of our log harvest into the domestic market, compared with 90% in the second quarter of 2002 and 79% for the second quarter of 2001.

We experienced a similar result on a year-to-date basis, having realized domestic log prices of $539 per MBF and $564 per MBF for the nine months ended September 30, 2002 and 2001, respectively. Volume sold to the domestic market was 29.2 MMBF and 25.0 MMBF for the nine months ended September 30, 2002 and 2001, respectively. The increase in volume sold to the domestic market is partially explained by the deterioration of the export market but additionally reflects the overall increase in timber harvested during 2002 as a result of the acquisition of the Columbia tree farm in March 2001. The percentage of harvest volume sold to the domestic market increased to 86% for the nine months ended September 30, 2002 from 77% for the comparable period in 2001 again owing primarily to declining export market conditions.

The majority of the Partnership’s export log volume is sold through domestic intermediaries into the Japanese market. Indirect sales to the export market totaled 2.1 MMBF, 1.4 MMBF, and 2.7 MMBF of softwood logs for the three months ended September 30, 2002, June 30, 2002 and September 30, 2001, respectively. For the three-month periods ended September 30, 2002, June 30, 2002, and September 30, 2001 average log prices realized from the export market were $586 per MBF, $531 per MBF, and $615 per MBF, respectively.  The 10% increase in export log prices experienced in the third quarter of 2002 relative to the second quarter can be attributed to a short term market-wide decline in export log inventories.  Export markets in the third quarter of 2002 relative to 2001 has decreased as a result of a depressed Japanese economy, growing acceptance of engineered wood products in that country, and logs supplied to Japan from lower-cost regions. The Partnership expects diminished log price premiums from the Japanese market relative to historical levels as these market trends continue.

For the nine months ended September 30, 2002 realized export log prices decreased to $561 per MBF from $623 per MBF for the comparable period in 2001. Volume sold to the export market was 4.7 MMBF and 7.4 MMBF for the nine months ended September 30, 2002 and 2001, respectively. The decrease in price and volume also are primarily attributable to softness in the Japanese market.

Pulp log volumes were 1.9 MMBF, 1.9 MMBF, and 2.2 MMBF for the three months ended September 30, 2002, June 30, 2002 and September 30, 2001, respectively. The average price realized on pulp logs were $190, $164 and $201 per MBF for the three months ended September 30, 2002, June 30, 2002 and September 30, 2001, respectively. The decrease in price realizations is due to overcapacity in the pulp and paper industry brought on by deteriorating overall market conditions.

On a year-to-date basis pulp log volumes were 4.8 MMBF and 5.7 MMBF for the nine months ended September 30, 2002 and 2001, respectively. Average realized prices were $176 per MBF and $209 per MBF for the nine months ended September 30, 2002 and 2001, respectively. The deterioration in price reflects deteriorating market conditions in the pulp and paper industry. The decrease in pulp volume on a year-to-date basis is also due to improved merchandising and the quality of the specific stands harvested in 2002 relative to 2001.

Cost of Sales

Cost of sales for the Fee Timber segment consists of two components, depletion and harvest costs.  Depletion expense represents the recognition of the cost of acquiring or growing the timber harvested and is calculated using a depletion rate developed from an accumulation of the cost of the timber, divided by the estimated volume of merchantable timber available for harvest.  The depletion rate is then applied to the volume harvested to calculate depletion expense.  Harvest costs represent the cost of hiring contractors to harvest and haul the logs to the customer’s location as well as other miscellaneous costs directly attributable to the timber harvest activities such as the payment of state severance taxes based upon timber harvested.

Fee Timber cost of sales for the three months ended September 30, 2002, June 30, 2002, and September 30, 2001 and nine months ended September 30, 2002 and 2001 were:

Three Months Ended:	Depletion	Harvest Costs	Total
September 30, 2002	$0.8 million	$2.0 million	$2.8 million
June 30, 2002	1.0 million	2.4 million	3.4 million
September 30, 2001	0.8 million	2.2 million	3.0 million

Nine Months Ended:	Depletion	Harvest Costs	Total
September 30, 2002	$2.3 million	$5.5 million	$7.8 million
September 30, 2001	2.1 million	5.2 million	7.3 million

Depletion cost has decreased $237,000 for the three months ended September 30, 2002 from the three months ended June 30, 2002 as a result of decreased harvest activity. Total depletion expense for the three months ended September 30, 2002 is consistent with total depletion expense for the three months ended September 30, 2001.  Depletion expense for the nine months ended September 30, 2002 was $200,000 greater than the same period in 2001 due to an increase in volume harvested.

Harvest costs vary based upon the physical site characteristics of acres harvested during the year. For example, sites that are not readily accessible, or are located on a steep hillside are more expensive to harvest. Further, haul costs vary based upon the distance between the harvest area and the customer’s location. For the three months ended September 30, 2002, June 30, 2002, and September 30, 2001, average harvest, haul and other costs per MBF were $164, $164, and $168, respectively. On a year-to-date basis, average harvest costs per MBF were $162 and $160 for the nine months ended September 30, 2002 and 2001, respectively. The increase in average harvest costs experienced on a year-to-date basis is due to incremental harvest activity on the Columbia tree farm where average harvest and haul costs tend to be greater due to steep terrain and other geographic characteristics.

Operating Expenses

Fee Timber operating expenses for the three months ended September 30, 2002, June 30, 2002 and September 30, 2001 were $769,000, $607,000, and $774,000, respectively. Operating expenses have remained relatively stable over these periods. The increase in operating expenses incurred in the quarter ended September 30, 2002 is due to seasonal factors.  Road maintenance and other activities that require dry weather take place during the months of June through September, which ordinarily results in a third quarter increase in operating expenses over those experienced in other quarters.  Operating expenses for the nine months ended September 30, 2002 and 2001 increased to $2.0 million from $1.7 million as a result of the acquisition of the Columbia tree farm in March 2001.

Timberland Management and Consulting

The Partnership operates its Timberland Management and Consulting segment through two wholly owned subsidiaries: Olympic Resource Management LLC (ORMLLC) and ORM Resources Canada Ltd. Revenue and operating income for the Timberland Management and Consulting segment for the three months and nine months ended September 30, 2002 and 2001 were as follows:

Three Months Ended:	Revenues	Operating income
September 30, 2002	$2.1 million	$0.5 million
September 30, 2001	2.2 million	0.2 million

Nine Months Ended:	Revenues	Operating income
September 30, 2002	$5.6 million	$1.1 million
September 30, 2001	7.9 million	1.7 million

Revenue for the three months ended September 30, 2002 was 5% lower than the comparable period in 2001 due to continued weakness in the consulting operation in Canada.  Operating income for the three months ended September 30, 2002 increased $0.3 million from the comparable period in 2001 as a result of reducing expenses in the Canadian consulting business.  Revenue and operating income for the nine months ended September 30, 2002 were 29% and 35% lower, respectively, than the comparable periods in 2001. The decrease in revenue and operating income resulted primarily from restructuring a contract with one of our management clients resulting in reduced monthly management fees but increased back-end disposition fees when client properties are sold. The Partnership expects that year-end results for the Timberland Management and Consulting segment will include some benefit from these disposition fees that should offset a significant portion of the anticipated decrease in management fee income.

The Partnership (through two of its subsidiaries) managed approximately 200,000 acres for the Hancock Timber Resource Group (HTRG) as of September 30, 2002.  The current HTRG contracts covering management services provided in the western United States and British Columbia expire on December 31, 2002 and will not be renewed.  As a result, the Partnership expects to record a restructuring charge in the fourth quarter of 2002 to reflect the costs incurred to reduce staffing and field offices as a result of this significant reduction in revenue.  The HTRG contract is expected to contribute approximately $4.0 million to revenue and $1.0 million to operating income (prior to restructuring charges) for the year ending December 31, 2002.

We also provide forestry consulting services in the U.S. and Canada. As a result of continued operating losses, the Partnership decided to rationalize its Canadian consulting operations by discontinuing less profitable services to focus on more profitable business lines. These Canadian consulting operations represent approximately $402,000 and $668,000 of revenues for the three months ended September 30, 2002 and 2001, respectively. For the nine months ended September 30, 2002 and 2001 Canadian consulting operations represented $1.1 million and $2.5 million of revenue, respectively.   The operating loss for Canadian consulting was less than $100,000 for both three-month periods. On a year-to-date basis, the consulting operations in western Canada account for $1.4 million and $76,000 of the revenue and operating income decline from 2001 to 2002, respectively. The forest products industry in western Canada has been severely affected by the softwood lumber dispute with the United States and this has in turn limited opportunities for our Canadian consulting operations. Management is currently working on plans to sell the saleable portions of the Canadian consulting operation and close down the rest of the business by the end of the first quarter of 2003.

                As of March 2000, ORMLLC became the manager of approximately 365,000 acres of industrial timberland in Washington, Oregon, and California. As noted above, a restructuring of this contract resulted in a decrease in management fee revenue beginning in the third quarter of 2001 and an increase in disposition fees that will be earned when the managed properties are sold. Approximately 216,000 acres were managed under this contract as of September 30, 2002 and that acreage is expected to decline significantly during the remainder of 2002.

Operating Expenses

Timberland Management and Consulting operating expenses for the three months ended September 30, 2002 and 2001 were $1.5 million and $1.9 million, respectively. Operating expenses for the nine months ended September 30, 2002 and 2001 were $4.6 million and $6.2 million, respectively. Operating expenses decreased in 2002 relative to 2001 as a result of cost saving measures taken in response to downward adjustments in a major client’s portfolio of timber properties and restructured forestry consulting operations in Canada.

Limitation on Expenditures

The amendment to the Limited Partnership Agreement authorizing the Investor Portfolio Management Business (IPMB) strategy limits cumulative net expenditures to $5,000,000, including debt guarantees. As of September 30, 2002, pursuit of IPMB opportunities resulted in net profits accruing to the Partnership.

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

Real Estate

Prior to August 2001, the Partnership’s income-producing properties consisted primarily of its assets at the resort community of Port Ludlow, Washington. These assets were sold in

August 2001. Subsequent to August 2001, the Partnership’s Real Estate segment consists primarily of residential and commercial property rents and of revenue from the sale of land to developers or investors. The Partnership’s remaining real estate holdings are located in Pierce, Kitsap, and Jefferson Counties in Washington. Results of operations for the first three quarters of 2002 include a $730,000 charge resulting from environmental remediation activities at Port Gamble, Washington (see Environmental Remediation below) and a charge of $165,000 for home warranty liabilities in Port Ludlow, Washington, both recorded in the second quarter.

Revenues and operating income for the Real Estate segment for the three months and nine months ended September 30, 2002 and 2001 are as follows:

Three Months Ended:	Revenues	Operating loss
September 30, 2002	$0.5 million	$(0.2) million
September 30, 2001	3.1 million	(0.1) million
September 30, 2001	0.5 million	(0.1) million
(excluding Port Ludlow)

Nine Months Ended:	Revenues	Operating loss
September 30, 2002*	$1.4 million	$(1.3) million
September 30, 2001**	13.0 million	(2.3) million
September 30, 2001	1.1 million	(0.4) million
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

Current period revenue primarily represents rent earned on residential and commercial leases at Port Gamble, Washington and proceeds generated from the sale of lots from two plats in Kitsap County: Seabeck and Grandridge. The operating loss includes costs incurred while management pursues zoning and development entitlements to maximize value from the Partnership’s land investments. The current status of these pursuits is described below.

For the three months ended September 30, 2002 and 2001, revenue, excluding Port Ludlow, was  $472,000 and $446,000, respectively.  There are two unsold lots at Seabeck and no remaining unsold lots at Grandridge as of September 30, 2002. Operating loss was $190,000 and $78,000 (excluding Port Ludlow) for the three months ended September 30, 2002 and for the comparable period in 2001, respectively.

On a year-to-date basis the Real Estate segment generated revenue of $1.4 million and $1.1 million, excluding Port Ludlow, for the nine months ended September 30, 2002 and 2001, respectively. The majority of the year-to-date increase in revenue is due to the sale of a commercial building during the September 30, 2002 quarter for $233,000. Operating loss excluding Port Ludlow has increased to $1.1 million from $372,000 for the nine months ended September 30, 2002 and 2001, respectively. The increase in operating loss reflects the $730,000 charge for environmental remediation, discussed below.

The Partnership continues to work with officials in Gig Harbor to develop a proposed 320-acre mixed-use project to be located within the Gig Harbor city limits. Current efforts include the continued effort of revising the City’s comprehensive zoning plan that, if successful, will be followed by a rezoning application to convert a portion of the property from business park to retail/commercial uses.  The YMCA of Tacoma-Pierce County has signed a purchase and sale agreement to purchase a portion of the property.  The sale is contingent upon the Partnership achieving the aforementioned rezoning together with sales on two other adjoining properties.  The potential sale to the YMCA is not expected to close for several years. A hearing to confirm or deny the comprehensive plan revision has been delayed to the first quarter of 2003.

Cost of Sales

Real Estate cost of sales for each of the three months ended September 30, 2002 and 2001, excluding Port Ludlow, were $247,000 and $172,000, respectively.  The increase in cost of sales is due to an increase in Seabeck and Grandridge lots sold during the quarter.  For the nine months ended September 30, 2002 and 2001, excluding Port Ludlow, cost of sales were $746,000 and $516,000, respectively.  The increase in cost of sales in 2002 relative to 2001 is due to the sale of the commercial building in the second quarter of 2002. Cost of sales in the Real Estate segment for the remainder of 2002 is expected to consist of the cost of selling the few remaining lots in the Partnership’s remaining active developments and possibly costs that would be associated with some other minor land sales.

Operating Expenses

Real Estate operating expenses, including Port Ludlow, for the three-month periods ended September 30, 2002 and 2001 were $415,000 and $1.7 million, respectively. The decrease in operating expenses in 2002 relative to 2001 for the quarter and nine-month periods is due to the sale of Port Ludlow. Operating expenses in Port Ludlow included the cost of operating several commercial properties and the cost of administering the Partnership’s real estate development activities in Port Ludlow.

Following the sale of Port Ludlow, operating expenses of the Real Estate segment decreased significantly. The number of employees in the Real Estate segment has decreased to six full-time and six part time employees at September 30, 2002 from 66 full-time and up to 122 part time employees at December 31, 2000. The decrease in employees is indicative of the expected decrease in Real Estate operating expense in 2002.

Environmental Remediation

The Partnership has accrued liabilities for environmental clean-up of $717,000 and $1.4 million as of September 30, 2002 and December 31, 2001, respectively. The environmental liability at September 30, 2002 includes $417,000 that the Partnership expects to expend in the next 12 months and $300,000 thereafter.  The accrual represents estimated environmental remediation costs in and around the townsite of Port Gamble. Port Gamble is a historic town that was owned by Pope & Talbot (P&T) until 1985 when the townsite and other assets were spun off into the Partnership. P&T continued to lease the mill site at Port Gamble until January 2002, when a settlement agreement was signed between the Partnership and P&T which divided up the responsibility for paying for environmental remediation costs in Port Gamble. The mill site had an operating lumber mill through 1995 that was dismantled by the end of 1996.

The liability for the Partnership to complete its agreed-upon responsibility under the settlement agreement was initially estimated at $1.9 million. A liability was recorded in the fourth quarter of 2000 to reflect this expected cost. While the remediation activities were progressing during 2002, contaminants in excess of those originally estimated to be at the site were discovered during the quarter ended June 30, 2002.  As a result of this discovery, the Partnership requested its environmental consultant to update the estimate of the cost to complete the environmental remediation activities. The revised estimate increased the estimated total cost to complete Pope Resources’ portion of the remediation project by $730,000. After reviewing the consultant’s projections the Partnership determined that the environmental remediation liability needed to be increased by this same $730,000 as of June 30, 2002.

Activity in the Environmental Remediation liability is detailed as follows:

Period	Beginning Balance	Accrual	Costs Incurred	Ending Balance
January 1, 2001 to December 31, 2001	$1,870,000	$—	$461,000	$1,409,000
January 1, 2002 to June 30, 2002	1,409,000	730,000	499,000	1,640,000
July 1, 2002 to September 30, 2002	1,640,000		923,000	717,000

General and Administrative (G&A)

General and administrative expenses for the three months ended September 30, 2002 and 2001 were $958,000 and $1.1 million, respectively. For the nine months ended September 30, 2002 and 2001 general and administrative expenses were $2.8 million and $3.7 million, respectively. The decreases are largely the result of downsizing following the 2001 sale of the Port Ludlow resort assets. The majority of the decrease was from a reduction in administrative staff to 14 at September 30, 2002 from 26 at September 30, 2001. The Partnership is projecting G&A expenses in 2002 to end the year approximately 25% below the year-end 2001 amount of $5.1 million.

Interest Income and Expense

Interest income for the nine-month periods ended September 30, 2002 and 2001 was consistent at $325,000 and 330,000, respectively. Interest expense for both nine-month periods ended September 30, 2002 and 2001 was $2.5 million.

Income Tax

Pope Resources is a limited partnership and is therefore not subject to corporate income tax. Taxable income/loss is reported to unitholders each year on a Form K-1 for inclusion in each unitholder’s tax return. Pope Resources does have subsidiaries that are corporations and are subject to income tax.

For the nine months ended September 30, 2002 the Partnership recorded a $510,000 tax benefit as a result of our preliminary plans to restructure ORM Canada to take advantage of operating losses accumulated in Canada on our U.S. income tax return.   We expect to further refine our restructure plans during the 4th quarter, which could result in additional tax benefit to be recognized in the 4th quarter.

Supplemental Segment Information

The following table provides comparative operating information for the Partnership’s segments:

	SEGMENT INFORMATION (all amounts in $000’s)
	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001

Revenues:
Fee Timber	6,101	7,250	17,425	17,702
Timberland Management & Consulting (TM&C)	2,081	2,160	5,623	7,910
Real Estate	472	3,055	1,378	12,990
Total	8,654	12,465	24,426	38,602
EBITDDA:
Fee Timber	3,411	4,309	10,040	10,845
TM&C	584	311	1,207	1,859
Real Estate	(174)	(76)	(1,273)	(1,827)
General & administrative	(958)	(970)	(2,591)	(3,562)
Total	2,863	3,574	7,383	7,315
Depreciation, depletion and amortization:
Fee Timber	838	868	2,435	2,111
TM&C	41	64	150	185
Real Estate	16	34	45	445
General & administrative	107	125	334	364
Total	1,002	1,091	2,964	3,105
Operating income:
Fee Timber	2,573	3,441	7,605	8,734
TM&C	539	247	1,053	1,674
Real Estate	(190)	(110)	(1,318)	(1,022)
Asset impairment				(1,250)
General & administrative	(958)	(1,056)	(2,786)	(3,662)
Total	1,964	2,522	4,554	4,474

Analysis of Operating Income

The following table sets forth expenses as a percentage of revenues for the three months and nine months ended September 30, 2002 and 2001:

	Three months ended September 30,
	2002	2001
Revenues	100%	100%
Cost of sales	35	36
Operating expenses	31	35
General, and administrative expenses	11	9
Operating income	23%	20%

	Nine months ended September 30,
	2002	2001
Revenues	100%	100%
Cost of sales	35	37
Operating expenses	35	42
General, and administrative expenses	11	9
Operating income	19%	12%

Cost of sales includes the cost of purchasing and producing tangible goods for sale. Cost of sales for the Partnership will fluctuate due to the mix of revenue between the sale of tangible goods and revenue generated from providing services. Cost of sales as a percentage of revenue decreased 1% to 35% for the three months ended September 30, 2002 from 36% in the comparable period in 2001. For the nine months ended September 30, 2002 and 2001 cost of sales as a percentage of revenue was 35% and 37%, respectively. The decrease results from the sale of Port Ludlow, where revenue generated from home sales resulted in a large proportion of cost of sales relative to revenue.

Operating expenses consist of salary and other costs directly attributable to revenue-generating activity. As a percentage of revenue, operating expenses have decreased 4% to 31% for the three months ended September 30, 2002 from 35% for the comparable period in 2001. The decrease in operating expenses as a percentage of revenue is also due to the sale of Port Ludlow where commercial property operations resulted in a large proportion of operating expenses relative to revenue generated.  For the nine months ended September 30, 2002 and 2001 operating expenses as a percent of revenue were 35% and 42%. Operating expenses for the nine months ended September 30, 2002 include the $730,000 environmental remediation charge that represented 3% of the 35% operating expense ratio. The September 30, 2001 operating expense ratio of 42% includes a $1.3 million asset impairment charge taken in March of 2001 that represented 3% of the 42% operating expense ratio.

As a percent of revenue, general and administrative expenses increased 2% to 11% for the three months ended September 30, 2002 from 9% for the comparable period in 2001. For the nine months ended September 30, 2002 and 2001 the general and administrative cost ratios were 11% and 9%, respectively. The increase in the general and administrative cost ratio reflects general and administrative costs that did not decline in percentage terms as much as revenue declined following the sale of the Port Ludlow assets. General and administrative costs decreased $98,000 to $958,000 for the three months ended September 30, 2002 from $1.1 million for the comparable period in 2001 while revenue decreased $3.8 million to $8.7 million at September 30, 2002 from $12.5 million for the comparable period in 2001.

Quarter to Quarter Comparisons

The following table compares net income for the three months ended September 30, 2002 with the three months ended September 30, 2001 and with the three months ended June 30, 2002 with a reconciliation of major items making up the variance.

	QUARTER TO QUARTER COMPARISONS (Amounts in $000’s except per unit data)
	Q3 2002 vs. Q3 2001		Q3 2002 vs. Q2 2002
	Total	Per Unit	Total	Per Unit

Income (loss):
3rd Quarter 2002	1,063	0.24	1,063	0.24
2nd Quarter 2002			1,563	0.35
3rd Quarter 2001	1,412	0.31
Variance	(349)	(0.07)	(500)	(0.11)

Detail of earnings variance:
Fee Timber
Log price realizations	(499)	(0.11)	(170)	(0.04)
Log volumes	(258)	(0.06)	(810)	(0.18)
Timberland sale income	(226)	(0.05)	(44)	(0.01)
Depletion	43	0.01	237	0.05
Other Fee Timber	72	0.02	(5)	(0.00)
Total Fee Timber	(868)	(0.19)	(792)	(0.18)
Timberland Management & Consulting
Management fee changes	(28)	(0.01)	(19)	(0.00)
Other Timberland Mgmnt & Consulting	320	0.07	136	0.03
Total Timberland Management & Consulting	292.06		117	0.03
Real Estate
Operating results from sold RE op’s	169	0.04	112	0.02
Environmental remediation reserve			730	0.16
Other Real Estate	(249)	(0.05)	(72)	(0.01)
Total Real Estate	(80)	(0.01)	770	0.17

General & administrative costs	98	0.02	17	0.00
Interest expense	160	0.04	(13)	(0.00)
Other (taxes, minority int., interest inc.)	49	0.01	(599)	(0.13)
Total change in earnings	(349)	(0.07)	(500)	(0.11)

Liquidity and Capital Resources

Funds generated internally through operations and externally through financing are expected to provide the required resources for the Partnership’s capital expenditures. The Partnership’s debt-to-total capitalization ratio was 47% at September 30, 2002. Management considers its capital resources to be adequate for its current plans and does not anticipate any significant changes in its debt-to-total capitalization ratio over the next 12 months.

Management has discretion to increase or decrease the volume of logs cut, which has a corresponding impact on net income and cash flow. Management’s current plan is to harvest approximately 9 million board feet more of timber over the last three months of 2002 for a total fiscal 2002 harvest of 43 million board feet. Since harvest plans are based on demand and pricing, actual harvesting may vary subject to management’s ongoing review.  The Partnership had a $17.0 million line of credit that expired on September 27, 2002.  The Partnership decided not to renew the line as there are no current plans to use any additional credit.

In the first nine months of 2002, cash generated by operating activities was $6.6 million and overall cash and cash equivalents increased $4.0 million from December 31, 2001. Cash used in investing activities for the nine months ended September 30, 2002 consisted of capital expenditures of $1.5 million netted against proceeds from the sale of an office building acquired with the Columbia tree farm in March 31, 2001 of $456,000. Capital expenditures for the nine months ended September 30, 2002 consist of reforestation, road building, and other miscellaneous capital additions. Capital expenditures for the year 2002 are expected to be approximately $2.0 million.

In the first nine months of 2001, cash generated by operating activities was $5.6 million and total cash and cash equivalents decreased $9.1 million from the same period in 2000. The majority of the decrease in cash and cash equivalents was due to the acquisition of the Columbia tree farm. This acquisition was funded by $30.0 million in timber mortgage debt, $17.0 million from a revolving credit facility and $7.6 million in Partnership cash reserves. In addition to the acquisition of the Columbia tree farm, $1.5 million in cash was used to fund other capital expenditures including $223,000 of capital additions related to the Partnership’s operations in Port Ludlow that were sold in August 2001.

Seasonality

Fee Timber. The Partnership owns a total of 112,000 acres of timberland in Washington State. Our timber acreage is concentrated in two tree farms: the 72,000 acre Hood Canal tree farm located in Kitsap, Jefferson, Mason Counties on the eastern side of Washington’s Olympic Peninsula, and the 40,000 acre Columbia tree farm located in Cowlitz, Clark, Lewis, Skamania, and Pierce counties on the western side of Washington’s Cascade mountain range.

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

Risks and Uncertainties

Our business is subject to a number of risks and uncertainties, any one or more of which could impact our operating results and financial condition materially and adversely. The Partnership competes against much larger companies in each of its business segments. These larger competitors may have access to larger amounts of capital and significantly greater economies of scale. Land ownership carries with it the risk of incurring liabilities due to accidents that take place on the land and previously undiscovered environmental contamination. The Partnership endeavors to maintain adequate accruals to reflect the cost of remediating known environmental contamination and other liabilities resulting from land ownership, however these estimates may prove to be inadequate as additional information is discovered. A more thorough discussion of the risks and uncertainties that may affect our business is contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2001, and in our various other filings with the Securities and Exchange Commission.

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

Timberland Management and Consulting

The majority of our Timberland Management and Consulting revenue is generated through two clients. Contracts covering services to those two clients expire in the fourth quarter of 2002.  The Partnership was told in October 2002 that the largest of those management contracts would not be renewed in 2003, which we expect to result in a reduction of approximately $4.0 million in revenue and approximately $1.0 million in income after fiscal 2002.  Management is working to expand our customer base through market outreach efforts. The current market for timber-based products is relatively weak, which management believes may create additional management and consulting opportunities as prospective clients look to lower costs and improve efficiencies through outsourcing.

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

		Payments Due By Period/ Commitment Expiration Period
Obligation or Commitment	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
		—	—	—	—
Performance Bonds	$270,000	—	—	—	—
Operating Leases	$338,000	$166,000	$172,000	—	—

The Partnership also has long-term debt totaling $38.6 million with the contractual maturities described in Item 3 of this filing.

As described above, the Partnership added $730,000 to the $1.9 million contingent liability recorded in 2000 for environmental remediation in and around the Port Gamble townsite. At September 30, 2002 $717,000 of the environmental remediation liability remains on the Partnership’s balance sheet related to the estimated cost to complete the Partnership’s share of expected remediation costs at Port Gamble. The environmental liability at September 30, 2002 includes $417,000 that the Partnership expects to expend in 2002 and $300,000 thereafter.

Capital Expenditures and Commitments

Total capital expenditures in 2002 are currently expected to be approximately $2.0 million of which $1.5 million has been expended through September 30, 2002, however, these expenditures could be increased or decreased as a consequence of future economic conditions. The Partnership expects that the funds for these expenditures will be generated internally through operations and externally through financing.

Cost of Compliance with Government Regulation

Compliance with laws, regulations and demands usually involves capital expenditures as well as operating costs. The Partnership cannot easily quantify future amounts of capital expenditures required to comply with these laws, regulations and demands, or the effects on operating costs, because in some instances compliance standards have not been developed or have not become final or definitive. Accordingly, at this time the Partnership has not quantified any future capital requirements to comply with any new regulations being developed by the United States or Canadian regulatory agencies.

Litigation

The Partnership may from time to time be a defendant in lawsuits arising in the ordinary course of business. As of September 30, 2002 and as of the date of this report, there was no litigation pending or, to the Partnership’s knowledge, threatened that, if determined adversely to the Partnership, would have a material adverse effect on the Partnership’s business, operating results or financial condition.

ACCOUNTING MATTERS

Accounting Pronouncements

In September 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets. Statement 142 became effective in the first quarter of the Partnership’s fiscal year 2002. Adoption of Statement 142 has not had a material impact on the Partnership’s financial condition or results of operations.  In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations. Statement 143 will be effective for the Partnership’s fiscal year 2003 and is not expected to have a material impact on the Partnership’s financial condition or results of operations. In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. Statement 144 became effective in the first quarter of the Partnership’s fiscal year 2002 and has not had a material impact on the Partnership’s financial condition or results of operations.  In September 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  This Statement addresses financial reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  The Partnership has not yet estimated the impact of implementation of this Statement on its balance sheet or statement or operations.

Critical Accounting Policies and Estimates

The Partnership’s significant accounting policies are described in Note 1 of its Consolidated Financial Statements included in its annual report on Form 10-K. The Partnership believes its most critical accounting policies and estimates include those related to the Partnership’s calculation of timber depletion and liabilities related to matters such as environmental contamination and remediation costs, and potential asset impairments. With regard to environmental liabilities, potential impairments and other estimated charges, it is management’s policy to conduct ongoing reviews of significant accounting policies and assumptions used in the preparation of the financial reports of the Partnership. The assumptions used are tested against available relevant information and reviewed with subject-matter experts for consistency and reliability. During the preparation of financial reports, tests are conducted to ascertain that the net book carrying values of long-lived assets are not in excess of market values and, in some cases, net realizable value. These tests use current market information, if available, or other generally accepted valuation methods, such as future cash flows. When the use of estimates is necessary, an exact answer is unlikely, and therefore, the reporting within a range of likely outcomes is used in the preparation of the financial statements. Recorded liabilities are evaluated against current facts and circumstances to determine if the recorded liability is fairly stated.

Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of September 30, 2002, the Partnership had $38.6 million of fixed rate debt outstanding with a fair value of approximately $41.8 million based on the current interest rates for similar financial instruments. A change in the interest rate on fixed rate debt will affect the fair value of the debt, whereas a change in the interest rate on variable rate debt will affect interest expense and cash flows. A hypothetical 1% change in prevailing interest rates would change the fair value of the Partnership’s fixed-rate long-term debt obligations by $2.5 million.

Since the Partnership’s currently outstanding debt is fixed rate, net income is not affected when market interest rates change. The following table presents required principal cash payments (in thousands) for the fixed-rate debt outstanding at September 30, 2002:

Long-term debt including current portion	2002	2003	2004	2005	2006	Thereafter	Interest Rate

Mortgage-Principal payments	—	1,540	1,540	1,540	1,540	32,305	7.63% to 9.65%
Local Improvement District-Principal payments	—	32	21	9	9	25	6.5% to 8%

Foreign Currency Risk

The Partnership’s Timberland Management and Consulting activities in British Columbia resulted in U.S. $2.0 million in revenue and expense in the first nine months of 2002 and $3.5 million in revenue and expense in the comparable period in 2001 that were denominated in Canadian dollars.

Item 4

CONTROLS AND PROCEDURES

The Partnership’s management maintains an adequate system of internal controls to promote the timely identification and reporting of material, relevant information.  Those controls include requiring executive management and all managers in accounting roles to sign a Code of Ethics.  Additionally the Partnership’s senior management team meets regularly to discuss significant transactions and events effecting the Partnership’s operations.  The Partnership’s President & CEO, and V.P. & CFO, lead these meetings and consider whether topics discussed represent information that should be disclosed under the rules of the SEC.   The Board of Directors of the Partnership’s general partner includes an Audit Committee.  The Audit Committee reviews the earnings release and all reports on Form 10-Q and 10-K prior to their filing.  The Audit Committee is responsible for hiring the Partnership’s external auditors and meets with those auditors at least three times each year.

The Partnership’s President & CEO and V.P. & CFO are responsible for establishing and maintaining disclosure controls and procedures.  They have designed such controls to ensure that all material information is made known to them by others within the organization.    Management regularly evaluates ways to improve internal controls.

On November 5, 2002 our executive officers completed an evaluation of the disclosure controls and procedures and has determined them to be functioning properly and effectively.  They did not discover any significant deficiencies or material weaknesses within the controls and procedures that required modification.

Since the completion of that evaluation, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls.

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

None

Item 5: Other Information

None

Item 6. Exhibits and Reports on Form 8-K

Forms 8-K.

On July 24, 2002 the Partnership filed a report on Form 8-K reporting earnings for the three-month and six month periods ended June 30, 2002 and reporting an additional environmental remediation accrual of $730,000,

Exhibits.

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

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 2002.

POPE RESOURCES,
A Delaware Limited Partnership

By:	POPE MGP, Inc.
Managing General Partner

	By:	/s/ David L. Nunes
David L. Nunes
President and Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Thomas M. Ringo
Thomas M. Ringo
Vice President and CFO (Principal Accounting and Financial Officer)

CERTIFICATION

I, David L. Nunes certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pope Resources, a Delaware Limited Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ David L. Nunes
David L. Nunes President and CEO

CERTIFICATION

I, Thomas M. Ringo certify that:

1. I have reviewed this quarterly report on Form 10-Q of Pope Resources, a Delaware Limited Partnership;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 8, 2002

/s/ Thomas M. Ringo
Thomas M. Ringo V.P. and CFO