Form 10-K
period 2002-12-31
POPE RESOURCES LTD PARTNERSHIP
filed 2003-03-24
CIK 784011

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

or

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

Indicate by check mark whether the registrant is an accelerated filer within the meaning of Exchange Act Rule 12b-2. Yes  ☐  No  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K.  ☒

Approximate aggregate market value of the non-voting equity units of the registrant as of June 28, 2002 was $56,487,125.

Documents incorporated by reference:  See Item 15.  Exhibit Index Item IV.

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

The Partnership currently operates in three primary business segments: (1) Fee Timber, (2) Timberland Management and Consulting, and (3) Real Estate.  Fee Timber operations consist of the growing and harvesting of timber from the Partnership’s tree farms.  Timberland Management and Consulting encompasses providing timberland management and forestry consulting services to third-party owners of timberlands and is conducted primarily through the Partnership’s wholly owned indirect subsidiary, Olympic Resource Management LLC (“ORMLLC”). Until August 2001, Real Estate operations consisted primarily of residential development and income-producing property operations in the resort community of Port Ludlow, Washington.  Following the sale of those operations in August 2001, Real Estate operations now consist of efforts to enhance the value of the Partnership’s land investments by obtaining the entitlements necessary to make further development possible.

DESCRIPTION OF BUSINESS SEGMENTS

Fee Timber

Operations.  The Partnership’s Fee Timber segment consists of operations surrounding management of the Partnership’s core assets: the Hood Canal tree farm, which consists of 72,000-acres located in the Hood Canal area of Washington which the Partnership has held since its formation, and the 40,000-acre Columbia tree farm located in the southwestern area of Washington state which the Partnership purchased in March 2001. The Partnership views its two tree farms as core holdings and now manages them as a single operating unit.  Operations on the tree farms consist of the growing of timber to its optimal harvest age and the subsequent harvesting and marketing of timber and timber products to both domestic and Pacific Rim markets.  The Partnership’s Fee Timber segment produced 72%, 52%, and 42% of the Partnership’s consolidated gross revenues in 2002, 2001, and 2000 respectively.

Inventory.   The dominant timber species on the Partnership’s tree farms is Douglas-fir. Douglas-fir is noted for its strength, flexibility, and other physical characteristics that make it generally preferable to other softwoods and hardwoods for the production of construction grade lumber and plywood. As of January 1, 2003, the tree farms’ total merchantable inventory volume (Hood Canal and Columbia tree farms) was estimated to be 447 million board feet (MMBF). The Partnership’s merchantable timber inventory volume as of January 1, 2002 was 473 MMBF.  The merchantable inventory balance at January 1, 2001 only includes the Hood Canal tree farm and was 373 MMBF.  Merchantability is defined as timber inventory in productive timber stands that are 35 years of age and older, which represents management’s estimate of when merchantable value would be assigned to the timber in a timberland sale.  Stands are not normally at their economic rotation age until after 40 years.  Economic rotation age represents the estimated optimal age to harvest a specific stand of timber.  The economic rotation age varies by geographic site and species.

The Partnership’s merchantable inventory as of January 1, 2003 is spread between age classes as follows:

Age Class	Volume (in MMBF)
35 to 39	43
40 to 44	51
45 to 49	53
50 to 54	65
55 to 59	50
60 to 64	108
65 +	77
447

Inventory volumes take into account the applicable state and federal regulatory limits on timber harvests as applied to our properties, including the new Forests and Fish Law that supplements Washington State’s forest practice regulations to provide for expanded riparian management zones, wildlife leave trees, and other harvest restrictions.  The timber inventory volume is accounted for by the Partnership’s standing timber inventory system, which utilizes annual statistical sampling of the timber (cruising) with adjustments made for estimated growth and the depletion of areas harvested.

The Hood Canal tree farm has significant acreage with mature timber and even more acreage with relatively immature trees, which results in what we call a “bimodal” age class pattern common among western U.S. timberland ownerships. This bimodal pattern can be dealt with in three primary ways: (1) delay harvests of mature acres to backfill what would otherwise be smaller harvest years until the immature trees become merchantable; (2) harvest the mature acres at a rate that makes economic sense and allow later harvest cash flows to decline for some period while the younger blocks of acreage mature; or (3) acquire timberland properties with age-class characteristics that fill in the trough in the bimodal pattern.  The Partnership opted for this last alternative with the acquisition of the Columbia tree farm in March 2001. Management believes it not only made a sound value investment on its own merits in acquiring the Columbia tree farm, but also made significant progress toward smoothing the age-class distribution of the Partnership’s timberland holdings.  Over the next five years, management plans to seek out opportunities to make additional reasonably priced timberland acquisitions to continue to level out this age-class pattern.

The Partnership’s tree farms total approximately 112,000 acres as of December 31, 2002.  Of this total, approximately 97,000 acres are designated productive acres.  Productive acres represent land that is suitable for growing and harvesting timber and excludes acreage that is unavailable for harvest because it is in protected wetlands or riparian management zones (stream set-asides).  Productive acres also reflect deductions for roads and other land characteristics that inhibit suitability for growing or harvesting timber.  Total productive acres are spread by timber age class as follows:

Age Class	Acres
Clearcut	1,046
0 to 4	5,271
5 to 9	13,866
10 to 14	7,540
15 to 19	16,867
20 to 24	15,675
25 to 29	7,132
30 to 34	4,778
35 to 39	3,590
40 to 44	3,613
45 to 49	3,207
50 to 54	3,373
55 to 59	2,584
60 to 64	5,140
65 +	3,496
97,178

The Partnership’s annual harvest level is derived from a long-term harvest plan that factors in economic rotation ages of all stands, existing timber inventory levels, growth and yield assumptions, and regulatory constraints associated with the Washington State Forest Practices Act. From this information, management develops annual and long-term harvest plans predicated on their assessment of existing and anticipated economic conditions with the objective of maximizing long-term values. This plan is updated periodically to take into account changes in timber inventory, including species mix, site index, classification of soils, volume, size, and age of the timber.  The long-term harvest plan is calculated using a non-declining even-flow harvest constraint, meaning that future harvest levels will always be as high or higher than current levels. From year to year the plan allows for flexibility in response to external market conditions. For instance, when log markets are weak, annual harvest levels might be reduced whereas in strong log markets annual levels may be above the average.

Marketing and Markets.  The Partnership markets timber using the manufactured log method, where it engages independent logging contractors to harvest the standing timber and manufacture it into logs that the Partnership then sells on the open market. The Partnership or its subsidiaries retain title to the logs until harvest is concluded and delivery takes place, which normally occurs at a customer log yard. We sell our logs both domestically and internationally through log exporting intermediaries. One of our principal international markets is the Pacific Rim. Logs going to this destination are generally sold to brokers who in turn sell direct to offshore destinations. Japan is by far the largest buyer of logs in the Pacific Rim market, though Korea and China are significant export markets from time to time.

Another method for selling timber that the partnership occasionally engages in is the stumpage sale.  Under this sale method, standing timber is sold to purchasers who manage the harvesting and marketing of the timber and title to the timber ordinarily transfers at the time of severance. These operations are governed by provisions of the sales contract and are closely monitored by the Partnership to facilitate sound forestry and stewardship practices and regulatory compliance. Stumpage sales are generally used in unique situations when the Partnership believes returns can be improved by selling timber immediately “on the stump” rather than waiting for the harvest to be completed and selling manufactured logs.

Customers.    The Partnership sells its logs domestically to lumber mills (and other processors of wood fiber) located throughout western Washington and northwest Oregon.  Timber sold to the export market is sold to export intermediaries located at the ports of Tacoma, Olympia, and Longview.  The cost of transporting logs limits the destinations to which the Partnership can profitably sell its logs.

The Fee Timber segment had two major customers that represented 29% and 11% of segment revenue, respectively, in 2002.

Competition.  There are many competitors of the Partnership who are, for the most part, comparable in size or larger.  Forest product suppliers compete on the basis of quality, pricing, and the ability to satisfy volume demands for various types and grades of logs to respective markets.  Management believes that the location, type, and grade of the Partnership’s timber will enable it to effectively compete in these markets.  However, the Partnership’s products are subject to increasing competition from a variety of non-wood and engineered wood products as well as competition from foreign-produced logs.

Forestry and Stewardship Practices.  The Partnership’s timberland operations incorporate management activities that include reforestation, control of competing brush in young stands, thinning of the timber to achieve optimal spacing after stands are established, and fertilization. During 2002, the Partnership planted 647,800 seedlings on 1,543 acres of the Partnership’s tree farms.  This compares to the years 2001 and 2000 in which the Partnership planted 667,000 and 644,000 seedlings on 2,100 and 1,500 acres, respectively.  The number of acres and seedlings planted will vary from year to year based upon harvest level and timing of harvest and weather conditions that affect seedling survival. Management’s policy is to stay current on its reforestation program, returning all timberlands to productive status as soon as economically feasible following harvest.

Government Regulation.  In the operation and management of its tree farms, the Partnership is subject to federal and state laws that govern land use. Management’s objective is to be in compliance with such laws and regulations at all times. We anticipate that increasingly strict requirements relating to the environment, threatened and endangered species, natural resources, forestry operations, and health and safety matters, as well as increasing social concern over environmental issues, may result in additional restrictions on the timber operations of the Partnership. This will in turn result in increased costs, additional capital expenditures, and reduced operating flexibility. Management believes the Partnership’s assets and properties are in material compliance with all applicable federal, state and local laws, regulations and ordinances applicable to its business. However, there can be no assurance that future legislative, governmental, or judicial decisions will not adversely affect the Partnership’s operations.  See “Governmental Regulation”, below.

Fire Management.  Management has taken a number of steps to mitigate risk of loss from fire, which is nonetheless possible on any timberland property. First, the Partnership maintains a well-developed road system that allows access and quick response to fires that do occur. Second, management maintains a fire plan and program that provides for increased monitoring activities and requires all operators to maintain adequate fire suppression equipment during the summer fire season.

Timberland Management and Consulting

Background.  In March 1997 the Partnership’s unitholders authorized management to expand its timberland business with the Investor Portfolio Management Business (IPMB).  The IPMB has two complementary business strategies: (a) timberland management and (b) portfolio development.  In 1997 the Partnership formed its wholly-owned subsidiaries Olympic Resource Management, Inc. and ORMLLC to facilitate the IPMB activities.

Operations.  The Timberland Management and Consulting segment’s key operation is providing various aspects of timberland management services to third-party timberland owners. During the fourth quarter of 2002 ORMLLC announced that its contract to serve as the western region timberland manager for Hancock Timber Resource Group (HTRG) would not be renewed for fiscal year 2003; that relationship accounted for revenues of $4.1 million, $4.1 million, and $4.9 million for the fiscal years ended December 31, 2002, 2001, and 2000, respectively. ORMLLC served as HTRG’s western region manager from 1998 through 2002. In 2002 ORMLLC managed approximately 200,000 acres of timberland in California, Oregon, Washington, and British Columbia on behalf of HTRG. The Partnership earns revenue from management and consulting fees received from third-party timberland owners.  This segment produced 23%, 20%, and 22% of the Partnership’s consolidated gross revenues in 2002, 2001, and 2000, respectively.

Timberland Management.  As of December 31, 2002, ORMLLC has approximately 158,000 acres under management in Washington, Oregon, and California.  These acres are managed under a contract that expires in fourth quarter 2003 and is not expected to be renewed as the acres are currently being marketed for sale.  Fee income generated from this contract is associated with both management and disposition services. The Partnership is actively seeking other opportunities to manage timberlands on behalf of current and prospective clients.

Portfolio Development. ORMLLC has from time to time sought out investors interested in developing risk-diversified portfolios of timberland.  Portfolio development’s goal is to build and manage diversified portfolios of timberlands for third-party investors, sometimes acting exclusively as a timberland portfolio manager, while at other times co-investing as a partner on behalf of Pope Resources. To date, ORMLLC has not been successful at developing a client base for the portfolio development business.

Forestry Consulting.  In addition to its timberland management activities, ORMLLC also earns revenue by providing forestry consulting services to third-party owners and managers of timberland assets in Washington, Oregon, and California.   Following the closure of the forestry consulting offices in Canada, and consolidation of field offices previously providing services to HTRG, the Partnership now is providing forestry consulting services from four separate locations in Washington and California.

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

Customers.  Timberland management revenue in 2002 includes two major customers, which represent 76% of segment revenue.  One of these customers was HTRG.  The Partnership is providing management and disposition services to the second major customer and all of those timberlands are expected to be sold by the end of 2003.

Competition. ORMLLC and its subsidiaries compete against both larger and smaller companies providing similar services.  There are approximately one dozen established timberland investment management organizations competing against ORMLLC in the timberland portfolio development business.  The companies in this group have access to established sources of capital and, in some cases, increased economies of scale that can put ORMLLC at a disadvantage.  Smaller regional companies compete effectively on price for limited scope consulting and land management projects.

Real Estate

Background. The Partnership’s Real Estate activities are closely associated with the management of its timberlands. After logging its timberlands, and subject to zoning regulations, the Partnership has the option of reforesting the land, developing it for sale as improved property, or selling it in developed or undeveloped acreage tracts.  Management continually evaluates its timberlands in terms of best economic use, whether this means continuing to grow timber or reclassifying the property for sale or development.  As management reclassifies timber properties for sale or development, the Partnership may replace such properties with timberland purchases in more remote areas.

The following chart describes pertinent components of the Real Estate segment:

Sold in August 2001	Continuing Real Estate Operations
Port Ludlow:	Commercial/residential leases:
Residential development	Port Gamble
27-hole golf course	Kingston
300-slip marina
37-room Heron Beach Inn	Other land investments:
Leased retail/office space	Gig Harbor
Water and sewer utilities	Bremerton
Hansville
Grandridge (Port Orchard)*
Seabeck*
Everett
Other land investments

*  All of the lots in these plats were sold in 2002

Operations before the Port Ludlow Disposition.  Real Estate operations prior to August 2001 consisted of real estate development and commercial property operations in Port Ludlow, Washington and, to a lesser extent, investments in land located in Kingston, Hansville, Everett, Seabeck, Port Orchard, Gig Harbor, and Bremerton, Washington and the townsite of Port Gamble. Residential development in Port Ludlow consisted of the sale of single-family homes, finished lots, and undeveloped acreage. Port Ludlow is an active adult community and resort on approximately 2,000 acres of which 1,300 acres were included in the August 2001 sale.  In addition to the residential development activities, assets at Port Ludlow included several commercial property operations including a golf course, marina, inn, leased retail and office space, and water and sewer utilities. In

August 2001 the Partnership sold its residential development and commercial property assets in Port Ludlow, along with ownership of Olympic Water and Sewer, Inc.  The Real Estate segment produced 5%, 28%, and 36%, of the Partnership’s consolidated gross revenues, in 2002, 2001, and 2000, respectively.  Port Ludlow produced 25% and 34% of the Partnership’s consolidated gross revenues in 2001 and 2000, respectively.

Operations after the Port Ludlow Disposition.   Real Estate operations following the Port Ludlow transaction include the following residential and commercial properties in Port Gamble and the sale of developed lots at the Seabeck and Grandridge plats, both of which were completed in 2002.

Port Gamble.  Port Gamble has been designated a “Rural Historic Town” under the Washington State Growth Management Act (GMA).  This designation allows for substantial new commercial, industrial, and residential development of the town utilizing historic land use patterns, densities, and architectural character.  Efforts in 2002 have been focused on increasing traffic through the townsite through increased weekend use for festivals and other group activities along with wider marketing of the commercial and residential space available for lease.  Management is currently evaluating options for the future of the townsite.

A negotiated settlement with P&T in January 2002 resulted in the Partnership taking over the millsite as well as providing for the initiation of environmental cleanup activities, whose responsibility is being split between P&T and the Partnership.  These outcomes of that settlement represent significant steps toward defining Port Gamble’s future.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Real Estate – Environmental Remediation Costs.”

Seabeck/Grandridge.  The Partnership sold developed lots from Seabeck located in Seabeck, Washington and Grandridge located in Port Orchard, Washington.  During 2002 the Partnership sold all of the remaining 11 Seabeck and 10 Grandridge lots.

Other Land Investments.  The Partnership is also involved in adding value to other real estate development properties located in Bremerton, Gig Harbor, Kingston, Hansville, and Everett, Washington, through obtaining approved development plans.  These investments are long term in nature. With the passage of the Growth Management Act in the early 1990’s, the Partnership worked to place as many of its properties as possible within designated Urban Growth Areas to increase long-term values. Value adding activities include securing favorable zoning and obtaining final plat approvals to allow for the highest and best use of the properties.  Once the Partnership has maximized the land value, options will be considered to realize value from the properties, including outright sale or joint ventures with experienced property developers. The Partnership expects to realize sales revenue from portions of the aforementioned properties starting in 2003 and increasing by 2005 and beyond.

Bremerton.   The City of Bremerton approved the request for a planned development on the Partnership’s 233-acre mixed-use property within the city limits of Bremerton.  The planned development has a mix of industrial and residential uses. In July 2000 a 15-year development agreement was approved and adopted by the City of Bremerton.  Initial marketing of this property will focus on first finding suitable customers for the 60-acre industrial portion of the property.

Gig Harbor.   Gig Harbor, a suburb of Tacoma, Washington, is the site of a 326-acre mixed-use development consisting of 200 acres for residential development; 126 acres for a business park; and a site for a neighborhood commercial center.  In conjunction with neighboring landowners and the city of Gig Harbor, a new road was opened in 2001 that bisects the Partnership’s property and provides access to new commercial sites on adjoining properties. The Partnership continues to work with officials in Gig Harbor regarding this development.  The Partnership applied for an amendment to the comprehensive plan to rezone a portion of the Gig Harbor property from business-park to commercial retail.  The application is pending and is expected to be resolved during 2003.  The Partnership expects revenues from this property to begin starting in 2005 and peak in conjunction with the opening in 2007 of a new Tacoma Narrows bridge span connecting Gig Harbor with Tacoma.

Kingston and Hansville.  There are two other on-going projects in Kitsap County, a 714-acre residential development in Kingston and a 210-acre residential development in Hansville.  Further progress on obtaining entitlements for these properties was delayed pending the outcome of a court case, in which the Partnership was not a party.  In 2002 the Washington State Supreme Court delivered its final decision upholding the vesting of projects to the land use regulations in place at the time of the project application.  The Partnership will now develop a plan with Kitsap County to resume processing the project application for the Kingston project to bring urban-level zoning to some or all the property. Such new zoning coupled with a proposed new wastewater treatment plant would allow reconfiguration of the existing plan to allow a more diverse set of residential products.  Preliminary plat approval was granted for 89 lots on the Hansville property in early 2003.  The Partnership intends to initiate marketing efforts on this property in 2003.

Everett.  The Everett property represents six acres in the city of Everett.  The property has preliminary plat approval for 20 lots and is expected to sell during the first half of 2003.

Marketing.  Marketing activities in the Real Estate segment consisted of marketing the remaining lots in the Seabeck and Grandridge plats and residential and commercial space available for lease.  The lots and space available for lease were listed with local real estate agents.

Customers.  The Partnership’s customers following the sale of Port Ludlow consist of residential and commercial renters as well as private individuals and residential contractors interested in the purchase of undeveloped land.

Competition.  The Partnership’s Real Estate activities following the sale of Port Ludlow consist primarily of adding value to current land holdings.  Once those properties are ready for development, the Partnership will likely seek property developers for a sale or joint venture.  Other bulk parcel owners in the Puget Sound area have similar strategies.

Transportation.  Land values in Jefferson and Kitsap counties of Washington State are affected by transportation limitations between the Kitsap Peninsula and the Seattle-Tacoma corridor.  Transportation alternatives between Seattle/Tacoma and Kitsap County include driving on the Tacoma Narrows Bridge or taking a ferryboat.  The Washington State Department of Transportation has been working for several years to add a new span to the Tacoma Narrows Bridge connecting Tacoma and Gig Harbor.  The project was proposed as a public/private partnership that would be financed through the imposition of tolls.  In November 2000, the Washington State Supreme Court ruled that the financing scheme conflicted with a 1961 law that prevents tolls from being used to improve existing bridges.  In March of 2002 the Washington State legislature passed a law to construct this new span using public financing.  The bridge is expected to be completed in 2007.

Ferry transportation currently includes ferries that carry both automobiles and passengers between Bremerton, Bainbridge Island, and Seattle and an auto and passenger ferry between

Kingston and Edmonds.  Additionally there is passenger only ferry service provided between Bremerton and Seattle.  The passenger only boats have the added benefit of making the trip between Bremerton and Seattle in about half the time of an automobile ferry.  The Washington State Department of Transportation is currently planning to stop the passenger ferry service between Bremerton and Seattle in the summer of 2003.  The Kitsap county public transportation service (Kitsap Transit) is working on alternatives to provide and expand the passenger only ferry service.  Kitsap Transits’ current proposal calls for direct-to-Seattle boats from south, central, and northern locations in Kitsap County.  Approval for their proposal is needed from the Washington State Legislature and a subsequent Kitsap County sales tax ballot measure.

Employees

As of January 1, 2003, the Partnership employed 37 full-time, year-round salaried employees and up to 27 part-time and seasonal personnel, who are distributed between the segments as follows:

Segment	Full Time	Part Time/ Seasonal	Total
Fee Timber	11	5	16
Timberland Management and Consulting	9	12	21
Real Estate	5	8	13
General and Administrative	12	2	14
Totals	37	27	64

Total employees have decreased from 142 at December 31, 2001 to 64 as of January 1, 2003 due primarily to HTRG not renewing the timberland management contract and the closure of the timberland consulting offices in Canada.  None of the Partnership’s employees are subject to a collective bargaining agreement and the Partnership has no knowledge that any steps toward unionization are in progress.  Management considers the Partnership’s relations with its employees to be good.

Government Regulation

Regulatory Structure

Growing and harvesting timber are subject to numerous laws and government policies to protect the environment, non-timber resources such as wildlife and water, and other social values.  Changes in those laws and policies can significantly affect local or regional timber harvest levels and market values of timber-based raw materials. Real estate development activities are also subject to numerous state and local regulations such as the Washington State Growth Management Act.  In addition, the Partnership is subject to federal, state or provincial, and local pollution controls (with regard to air, water and land); solid and hazardous waste management, disposal and remediation laws and regulations in each segment and all geographic regions in which it has operations.

Endangered Species and Habitats.  A number of fish and wildlife species that inhabit geographic areas near or within Partnership timberlands have been listed as threatened or endangered under the federal Endangered Species Act (ESA) or similar state laws in the United States.  Federal ESA listings include the northern spotted owl, marbled murrelet, and a number of salmon species, bull trout and steelhead trout in the Pacific Northwest.  Listings of additional species or populations may result from pending or future citizen petitions or be initiated by Federal or state agencies.  Federal and state requirements to protect habitat for threatened and endangered species have resulted in restrictions on timber harvest on some timberlands, including some timberlands of the Partnership.  Additional listings of fish and wildlife species as endangered, threatened, or sensitive under the ESA and similar state laws as well as regulatory actions taken by Federal or state agencies to protect habitat for these species may, in the future, result in an increase in operating costs as well as additional restrictions on timber harvests, forest management practices, real estate development, and could affect timber supply and prices.

Forestry Management Practices.  Forest practice acts in some states in the United States increasingly affect present or future harvest and forest management activities.  For example, in some states, these rules limit the size of clearcuts, require some timber to be left unharvested to protect water quality and fish and wildlife habitat, regulate construction and maintenance of forest roads, require reforestation following timber harvest, and contain procedures for state agencies to review and approve proposed forest practice activities.  Federal, state, and local regulations protecting wetlands could affect future harvest and forest management practices on some of the Partnership’s timberlands.

Each state in which the Partnership owns or manages timberlands has developed “best management practices” to reduce the effects of forest practices on water quality and aquatic habitats.  Additional, more stringent regulations may be adopted in order to achieve the following: enhance water quality standards under the federal Clean Water Act; protect fish and wildlife habitats; or advance other public policy objectives.

In the State of Washington the Forest and Fish Report became the basis for revised Forest Practices Rules and Regulations that were adopted in 2000.  The Washington Forest Protection Association produced the Forest and Fish Report through the collaborative efforts of Washington State’s private landowners, federal state and county governments, and Native American tribes.  The goals of these revised Rules are:

•             To provide compliance with the Endangered Species Act for aquatic and riparian dependent species on private forest lands;

•             To restore and maintain riparian habitat on private land to support a harvestable supply of fish;

•             To meet the requirements of the Clean Water Act for water quality on private forest lands; and

•             To keep the timber industry economically viable in the State.

The proposed Water Quality Standards of the Washington State Department of Ecology, to be adopted in 2003 support the fact that the newly adopted Rules have gone through Department of Ecology review and public process; having done so, the Rules should be sufficient for the Anti-Degradation Implementation Plan as described in the Clean Water Act.

The regulatory and non-regulatory forest management programs described above has increased operating costs, resulted in changes in the value of timber and logs from the Partnership’s timberlands.  These kinds of programs also can make it more difficult to respond to rapid changes in markets, extreme weather or other unexpected circumstances.  One additional effect may be further reductions in usage of, and some substitution of other products for lumber and plywood.  The Partnership does not believe that these kinds of programs have had, or in 2003 will have, a significant effect on the Partnership’s total harvest of timber, although they may have such an effect in the future.  Further, management does not expect the Partnership to be disproportionately affected by these programs as compared with typical timberland owners.  Likewise, management does not expect that these programs will significantly disrupt its planned operations over large areas or for extended periods.

Water Quality.  The U.S. Environmental Protection Agency also promulgated regulations in 2000 requiring states to develop total maximum daily load (TMDL) allocations for pollutants in water bodies that have been determined to be “water quality impaired.”  The TMDL requirements may set limits on pollutants that may be discharged to a body of water or set additional requirements, such as best management practices for nonpoint sources, including timberland operations, to reduce the amounts of pollutants.  TMDLs will be established for specific water bodies in many of the states in which the Partnership operates.  TMDLs will be written to achieve water quality standards within 10 years when practicable.  It is not possible at this time to estimate the capital expenditures that may be required for the Partnership to meet pollution allocations until a specific TMDL is promulgated or to determine whether these expenditures will have a material impact on the Partnership’s financial condition or results of operations.

Washington State Growth Management Act (GMA)

Land holdings throughout Washington State are affected by the GMA, which requires counties to submit comprehensive plans that identify the future direction of growth and stipulate where population densities are to be concentrated.  The purposes of the GMA include: (1) direct population growth to population centers (Urban Growth Areas), (2) reduce “suburban sprawl”, and (3) protect historical sites.  The Partnership works with local governments within the framework of the GMA to develop its real estate holdings to their highest and best use.

Item 2.                    PROPERTIES

Property	Segment	Acres/ Sq. Ft.	Type	Owned/ Leased	Encumbrance
Poulsbo headquarters building	G&A	10,000 Sq. Ft.	Office building	Owned	None
Hood Canal tree farm	Fee Timber	72,000 acres	Timberland property	Owned	$ 38.5 Million
Columbia tree farm	Fee Timber	40,000 acres	Timberland property	Owned	None
Port Gamble townsite	Real Estate	399 acres	Land held for development	Owned	None
Kingston	Real Estate	1 acre	Land held for development	Owned	None
Bremerton	Real Estate	233 acres	Land held for development	Owned	$ 0.2 Million
Gig Harbor	Real Estate	320 acres	Land held for development	Owned	$ 0.6 Million
Hansville	Real Estate	248 acres	Land held for development	Owned	None
Teal Vista	Real Estate	272 acres	Land held for development	Owned	None
Shine Canyon	Real Estate	70 acres	Land held for development	Owned	None
Arborwood	Real Estate	720 acres	Land held for development	Owned	None
Point No Point	Real Estate	191 acres	Land held for development	Owned	None
Everett	Real Estate	6 acres	Land held for development	Owned	$ 13,000
Other	Real Estate	100 acres	Land held for development	Owned	None

Item 3.                    LEGAL PROCEEDINGS

None.

Item 4.                    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Partnership’s unit holders during the fourth quarter of 2002.

PART II

Item 5.                                                           MARKET FOR PARTNERSHIP’S UNITS AND RELATED SECURITY HOLDER MATTERS

Market Information

Certain information respecting trades in the Partnership’s equity securities is quoted on the NASDAQ National Market System.  The Partnership’s units trade under the ticker symbol “POPEZ”.  The following table sets forth the 2002 — 2001 quarterly ranges of low and high prices for the Partnership’s units:

	2002		2001
	High	Low	High	Low
First Quarter	$15.50	$11.40	$24.50	$19.50
Second Quarter	$14.60	$11.70	$20.00	$17.00
Third Quarter	$13.23	$11.70	$20.00	$16.30
Fourth Quarter	$11.55	$9.30	$18.00	$14.00

Unitholders

As of January 31, 2003, there were approximately 301 holders of record of 4,518,095 outstanding units.

Distributions

All cash distributions are at the discretion of the Partnership’s managing general partner, Pope MGP, Inc.  (the “Managing General Partner”).  In October 2002 the Managing General Partner announced that it was reinstituting a dividend policy and, thereafter, the Partnership made two quarterly five cents per unit distributions totaling $452,000.  During 2001 no cash distributions were declared or paid on the units, except that in October 2001 the Partnership repurchased 10,000 units from one unitholder in a privately-negotiated transaction at the then-market price.  Management intends to continue to pay quarterly five-cent per unit distributions in 2003 so long as the Managing General Partner determines the funds are available therefor.  Constraints established through existing timber mortgages limit distributions to 50% of net income, excluding distributions made to offset income tax expense resulting from ownership of the Partnership units.  Management will periodically examine the distribution policy to ensure it meets the long-term objective of maximizing Partnership value.

Issuance of Unregistered Securities

The Partnership did not conduct any unregistered offering of its securities in 2002.

Item 6.                    SELECTED FINANCIAL DATA

Actual Results.  The financial information set forth below for each of the indicated years is derived from the Partnership’s audited consolidated financial statements.  This information should be read in conjunction with the consolidated financial statements and related notes included with this report and previously filed with the Securities and Exchange Commission (SEC).

(Dollars in thousands, except per unit data)	2002	2001	2000	1999	1998
Statement of operations data
Revenues:
Fee Timber(4)	$23,298	$24,999	$21,444	$23,467	$20,985
Timberland Management and Consulting	7,295	9,703	11,011	11,705	8,906
Real Estate(5)	1,599	13,143	18,202	15,681	13,061
Total revenues	32,192	47,845	50,657	50,853	42,952

Operating income/(loss):
Fee Timber(4)	10,199	9,190	12,895	13,609	12,061
Timberland Management and Consulting(2)(7)	919	1,685	75	1,861	3,224
Real Estate(1)(5)(6)	(1,667)	(2,709)	(11,593)	(508)	2,023
General and Administrative	(3,864)	(5,110)	(7,254)	(8,282)	(6,945)
Total operating income/(loss)	5,587	3,056	(5,877)	6,680	10,363

Net income/(loss)(3)	3,334	(432)	(6,251)	5,066	8,792
EBITDDA	9,304	10,583	(2,978)	9,047	11,943

Earnings/(loss) per unit – diluted	0.74	(0.10)	(1.38)	1.11	1.94
Distribution per unit	0.10	—	0.40	0.40	0.40

Balance sheet data
Total assets	86,788	84,187	60,857	66,880	62,706
Long-term debt	37,665	38,592	12,685	13,282	13,818
Partners’ capital	43,598	40,673	41,280	49,302	45,896

Other data
Acres owned/managed (thousands)	270	617	655	534	640
Fee timber harvested (MMBF)	45.1	36.3	37.3	42.0	38.9
Homes sold	—	22	34	28	13
Lots sold	21	16	14	48	39

(1)

Real Estate operating income in 2002 includes the following charges the Partnership does not expect to recur: $730,000 environmental remediation charge related to the townsite at Port Gamble, Washington and a $165,000 charge for warranty liabilities for homes sold in Port Ludlow, Washington prior to the August 2001 sale of Port Ludlow operations.

(2)

Timberland Management and Consulting operating income in 2002 includes $583,000 of restructuring charges following the loss of the HTRG timberland management contract and closure of timberland consulting offices in Canada.

(3)	The Partnership recorded a tax benefit of $0.9 million following the closure of the timberland consulting offices in Canada.
(4)	The Partnership acquired the Columbia tree farm in March 2001.
(5)

The Partnership sold its assets and operations in Port Ludlow, Washington in August 2001.  Real Estate results for the 2001-year end include asset impairment charges of $1.3 million resulting from negotiations surrounding the sale of assets in Port Ludlow.

(6)

In December 2000 the Partnership recorded an asset impairment charge of $9.2 million as a result of the planned disposition of Port Ludlow.  Year 2000 Real Estate results also include a $2.0 million charge for estimated environmental remediation charges at the Port Gamble townsite.

(7)	In December 2000 the Partnership recorded an asset impairment charge of $0.9 million as a result of the planned disposition of the forestry consulting operations in British Columbia.

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

RESULTS OF OPERATIONS

The Partnership operates in three primary business segments: (1) Fee Timber, (2) Timberland Management and Consulting, and (3) Real Estate.  Fee Timber operations consist of the growing and harvesting of timber from the Partnership’s tree farms.  Timberland Management and Consulting encompasses providing timberland management and forestry consulting services to third-party owners of timberlands.  Real Estate includes the assets at Port Ludlow that were sold in August of 2001 and other investments in land. Certain of our critical accounting policies are discussed at the end of this section.

The Partnership’s consolidated gross revenues in 2002, 2001, and 2000, on a percentage basis by segment, are as follows:

Segment	2002	2001	2000
Fee Timber	72%	52%	42%
Timberland Management and Consulting	23%	20%	22%
Real Estate	5%	28%	36%

The Partnership projects that, in 2003, the relative percentages between the Fee Timber, Timber Management, and Real Estate segments will shift to 85%, 10%, and 5%, respectively, as a result of the loss from expiration of the HTRG timberland management contract and closure of the Canadian offices.

Further segment financial information is presented in Note 10 to the Partnership’s Consolidated Financial Statements included with this report.

Fee Timber

Revenues and Operating Income

Fee Timber revenue is earned primarily from the harvest and sale of logs from the Partnership’s 112,000 acres of fee timber located in western Washington and to a lesser extent from the sale of gravel and cellular communication tower leases.  Revenue and operating income generated by the Fee Timber segment for each year in the three-year period ended December 31, 2002, are as follows:

Year ended	Timber and other forest products	Mineral & cell tower	Total Fee Timber revenue	Operating income
December 31, 2002	$22.4 million	$0.9 million	$23.3 million	$10.2 million
December 31, 2001	24.1 million	0.9 million	25.0 million	9.2 million
December 31, 2000	20.6 million	0.8 million	21.4 million	12.9 million

Fiscal Year 2002 compared to 2001.  Fee Timber revenue decreased $1.7 million, or 7%, to $23.3 million in 2002 from $25.0 million in 2001.  The Partnership in 2002 harvested 45.1 million board feet (MMBF) - up 8.8 MMBF (or 24%) from the 2001 harvest volume of 36.3 MMBF.  In spite of this harvest volume difference, annual revenues for 2002 are 7% lower than the prior year’s revenues due to the sale of 3,750 acres of land and timber for $5.3 million in 2001.  The Partnership’s weighted average log price of $488 per thousand board feet (MBF) for the year ending 2002 was down $15/MBF or 3% from the year ending 2001. Operating income increased $1.0 million, or 11%, to $10.2 million in 2002 from $9.2 million in 2001, largely due to the increase in harvest volume.

Fiscal Year 2001 compared to 2000.  Fee Timber revenue increased $3.6 million, or 17%, to $25.0 million in 2001 from $21.4 million in 2000.  The increase in revenue is largely the result of the aforementioned sale of 3,750 acres that generated revenue of $5.3 million.  A smaller timberland sale from the Hood Canal tree farm generated an additional $0.2 million in revenue in 2001.  The 2001 land sale revenue was offset to some degree by an 8% decline in average log prices and a 3% decrease in harvest volume compared to 2000.  Operating income declined $3.7 million, or 29%, to $9.2 million in 2001 from $12.9 million in 2000, primarily as the result of an increase in depletion expense recognized from harvested timber.

Depletion expense has increased as a result of the higher average cost basis of the Partnership’s timber following the acquisition of the Columbia tree farm (see discussion of depletion accounting policy under Accounting Matters).  As discussed below, the decline in average log prices realized, and the decrease in harvest volume also negatively affected operating income.  The land sales resulted in operating income of $0.3 million in 2001. The Partnership regularly adjusts its timberland portfolio of holdings as part of its active management through acquisitions and dispositions of smaller parcels.

Export Log Market.   Log revenues from the Partnership’s timberland ownership are significantly affected by export log market conditions.  Sales to the export market totaled 15%, 20%, and 31% of segment revenues for 2002, 2001, and 2000, respectively. The majority of the Partnership’s export log volume is sold to Japan.   Indirect sales to the export market totaled 6.3 MMBF, 8.1 MMBF, and 9.1 MMBF, of softwood logs for 2002, 2001, and 2000, respectively. The decrease in volume sold through the export market in 2002 is indicative of the deteriorating export market conditions, a trend that also existed from 2000 to 2001.  The average price per MBF realized for export logs sold was $574, $620, and $731 for 2002, 2001, and 2000, respectively.

The 2002 realized average export log price declined 7% from 2001 to 2002 and 14% from 2000 to 2001, driven largely by weak economic conditions in Japan, the growth of engineered wood products, and increased foreign competition in the export log market. Management is not projecting a significant improvement in the export market in the foreseeable future.

Domestic Log Market.  Domestic sawlog volumes were 30.6 MMBF, 19.9 MMBF, and 19.1 MMBF in 2002, 2001, and 2000, respectively.  The 54% increase in domestic volume sold in 2002 from 2001 represents a shift in volume from the export market to the domestic market together with an overall increase in harvest volume. Average realized domestic log prices per MBF were $535, $560, and $588 in 2002, 2001, and 2000, respectively. Prices realized from domestic log sales declined as the market became saturated with volume that was redirected away from weak export markets.  Management expects to continue pursuing heavier sales volumes in domestic markets so long as overseas log markets remain relatively weak.

Other Timber Products.  Pulp, hardwood, and other log volumes represented 18%, 23%, and 24% of total harvest volume for 2002, 2001, and 2000, respectively.  The decrease in other timber volume sold as a percent of total volume in 2002 relative to 2001 and 2000 is due to improved log merchandising.  Logs sold as pulp generally command lower prices than logs sold to the domestic market.  To the extent log volume can be moved from pulp logs to domestic sawlog sorts, higher revenue is realized. Other log prices were $249, $254, and $283 per MBF for 2002, 2001, and 2000, respectively.  The decline in other log prices in 2002 relative to 2001 and 2001 relative to 2000 reflects the overall decline in log prices during the past few years.

Harvest Volumes and Seasonality.  The Partnership harvested the following timber for each year in the three-year period ended December 31, 2002:

	Softwood Sawlogs		Pulp, Hardwood, and Other		Totals
Year	Volume MMBF	Price $/MBF	Volume MMBF	Price $/MBF	Volume MMBF	Price $/MBF
2002	36.8	$542	8.3	$249	45.1	$488
2001	27.9	$577	8.4	$254	36.3	$503
2000	28.2	$634	9.1	$283	37.3	$549

MMBF = million board feet

MBF = thousand board feet

The Partnership’s 112,000 acres of timberland consist of the 72,000-acre Hood Canal tree farm and the 40,000-acre Columbia tree farm.  The Partnership’s Hood Canal tree farm is located in the Hood Canal region of Washington State.  Most of this tree farm acreage is at a relatively low elevation where harvest activities are possible year-round.  As a result of this competitive advantage, the Partnership is often able to harvest and sell a greater portion of its annual harvest in the first half of the year when the supply of logs in the marketplace tends to be lower.  During 2000 and 2001, harvest activities tapered off towards the end of September or October as the Partnership reached its planned annual harvest volume. During 2002 the seasonality of our timber harvest was significantly reduced.  The Columbia tree farm acreage is less accessible during the winter months and, therefore, harvest activities are concentrated in the period between May and November. The overall impact to Fee Timber revenue from the Columbia tree farm acquisition should be a flattening of the seasonal spikes experienced in previous years.  The percentage of annual harvest volume harvested by quarter for each year in the three-year period ended December 31, 2002 is as follows:

Year ended	Q1	Q2	Q3	Q4
December 31, 2002	16%	32%	27%	25%
December 31, 2001	23%	30%	36%	11%
December 31, 2000	35%	29%	17%	19%

Cost of Sales

Fee Timber cost of sales for each year in the three-year period ended December 31, 2002, are as follows:

Year ended	Depletion	Harvest, Haul and Other	Land sale costs	Total
December 31, 2002	$3.1 million	$7.3 million	$—	$10.4 million
December 31, 2001	6.4 million	6.1 million	0.8 million	13.3 million
December 31, 2000	1.0 million	5.5 million	0.2 million	6.7 million

Depletion costs from harvest activities averaged $68, $55, and $27 per MBF for 2002, 2001, and 2000, respectively.  The depletion rate in 2002 represents one full year of harvest from the higher cost basis Columbia tree farm.  Blending the higher relative cost basis of the timber on the recently acquired Columbia tree farm with Hood Canal tree farm’s historical basis caused the depletion rate per MBF to increase from 2000 to 2002. Depletion costs in 2001 also include $4.4 million in depletion resulting from timberland sales, most notably stemming from the 3,750-acre sale of a portion of the Columbia tree farm.

Harvest, haul and other costs excluding costs resulting from timberland sales averaged $161, $167, and $150 per MBF for 2002, 2001, and 2000, respectively.  Harvest costs vary based upon the physical site characteristics of acreage harvested.  Land that is difficult to access, or located on steep hillsides, is more expensive to harvest.  Haul costs vary based upon the distance between the harvest site and the customer’s location.  Average harvest, haul, and other costs increased in 2001 as a result of the acquisition of the Columbia tree farm where harvest costs are greater than the Hood Canal tree farm as a result of the former’s higher elevation and more mountainous terrain.  Costs resulting from timberland sales were $0.8 million and $0.2 million in 2001 and 2000, respectively.  The timberland sale costs in 2001 resulted from the aforementioned 3,750 acre sale of a portion of the Columbia tree farm.

Operating Expenses

Fee Timber operating expenses for each of the three years ended December 31, 2002, 2001, and 2000 were $2.7, $2.5 million, and $1.8 million, respectively.  Beginning in 2001 operating expenses reflect incremental costs resulting from Columbia tree farm operations.

Timberland Management and Consulting

Revenues and Operating Income

The Timberland Management and Consulting segment earns revenue by providing timberland management and forestry consulting services to timberland owners and managers.  An additional aspect of that segment’s activities, which management has mothballed in recent years, is the development of timberland property portfolios on behalf of third-party clients. Management is assessing the activation of this strategy in light of new and continuing economic and market developments together with changes in the Partnership’s operating capabilities.

Results below include revenue and expense associated with the timberland management contract with Hancock Timber Resource Group (HTRG).  The Partnership’s subsidiary, ORMLLC, was informed in the fourth quarter of 2002 of HTRG’s decision to integrate management of its client properties into operations with the corollary decision not to renew the timberland management contract with ORMLLC.

Revenues and operating income for the Timberland Management and Consulting segment for each year in the three-year period ended December 31, 2002, are as follows:

Year ended	Revenues	Operating income
December 31, 2002	$7.3 million	$0.9 million	^
December 31, 2001	9.7 million	1.7 million
December 31, 2000	11.0 million	0.1 million	*

^  Net of $0.6 million of restructuring charges

*  Net of $0.9 million in asset impairment and restructuring charges.

Management expects that the non-renewal of the HTRG management contract will result in a reduction of timberland management and consulting revenues of approximately $4.0 million in 2003; however, management is pursuing management opportunities and other strategies that marry our capabilities with what the market is seeking in the way of services.

Fiscal Year 2002 compared to 2001.  Revenue decreased $2.4 million, or 25%, to $7.3 million in 2002 from $9.7 million in 2001.  The decrease in revenue resulted from the renegotiation of a timberland management contract in mid-2001.  The contract change resulted in a lower management fee offset in part by a larger fee earned upon disposition of the properties managed. Operating income declined $0.8 million or 47%.  The decrease in operating income is primarily due to $0.6 million of restructuring charges recorded in the fourth quarter of 2002 following HTRG’s decision to not renew the management contract with ORMLLC and the closure of our Canadian forestry consulting offices.

Fiscal Year 2001 compared to 2000.  Revenue decreased $1.3 million, or 12%, to $9.7 million in 2001 from $11.0 million in 2000.  The decrease in revenue resulted principally from the aforementioned mid-2001 restructuring of our management contract to manage and sell more than 300,000 acres of industrial forestland in California, Oregon, and Washington. Operating income increased $1.6 million to $1.7 million in 2001 from $0.1 million in 2000. However, excluding the $0.9 million asset impairment charge taken in 2000, operating income increased $0.7 million.  The increase in operating income is the result of increasing efficiencies in our timberland management and consulting businesses.  The majority of the increase in efficiency resulted from a decrease in staffing to a more appropriate level given business volume.

Operating Expenses

Timberland Management and Consulting operating expenses for each of the three years ended December 31, 2002, 2001, and 2000 were $6.4 million, $8.0 million, and $10.0 million, respectively.  Operating expenses decreased in 2002 relative to 2001 as a result of reduced operating expenses in the forestry consulting business in Canada offset by the $0.6 million of restructuring charges recorded following the loss of the HTRG contract and closure the forestry consulting offices in Canada.  Operating expenses decreased in 2001 relative to 2000 as a result of cost saving measures taken in response to downward adjustments in HTRG’s portfolio of timber properties and inclusion of the $0.9 million asset impairment and restructuring charges in 2000.

IPMB Issues

Limitation on Expenditures

The 1997 amendment to the Limited Partnership Agreement authorizing the IPMB strategy limits the Partnership’s cumulative net expenditures to $5,000,000, including debt guarantees.  As of December 31, 2002 cumulative expenditures incurred in pursuit of IPMB opportunities, including guarantees, were less than cumulative revenues generated.  Therefore, cumulative net expenditures as of December 31, 2002 against the $5,000,000 limit are zero.

Allocation of Income

The 1997 amendment to the Limited Partnership Agreement further specifies that income from the IPMB will be split using a sliding scale allocation method beginning at 80% to the Partnership’s wholly-owned subsidiary, ORM, Inc., and 20% to Pope MGP, Inc., the managing general partner of the Partnership.   The sliding scale allocation method will evenly divide IPMB income between ORM, Inc. and Pope MGP, Inc. once such income reaches $7,000,000 in a given fiscal year.

Real Estate

Revenues and Operating Income

Real Estate segment revenues are derived from land sales and rental income from income-producing properties.  Prior to August 2001 Real Estate revenues consisted of the sale of single-family homes and developed lots, undeveloped acreage sales, and rents earned from income producing properties.  The majority of revenue and operating income generated by the Real Estate segment in 2001 and 2000 resulted from operations at the resort community of Port Ludlow, Washington, as discussed in “Item 1. Business – Description of Business Segments – Real Estate”.  The Partnership sold all the assets and operations in Port Ludlow in August 2001.

Segment Results Including Port Ludlow.  The discussion that follows includes the operations of the entire Real Estate segment.  Revenue and operating loss in 2001 includes Port Ludlow and the remaining portion of the Real Estate segment that is continuing after sale of the Port Ludlow property.  Revenues and operating loss for the Real Estate segment for each year in the three-year period ended December 31, 2002, are as follows:

Year ended	Revenues	Operating loss		Operating loss excluding nonrecurring items
December 31, 2002	$1.6 million	$(1.7) million	#	(0.8) million
December 31, 2001	13.1 million	(2.7) million	^	(1.4) million
December 31, 2000	18.2 million	(11.6) million	*	(0.4) million

#  Includes $0.7 million of environmental remediation charges related to Port Gamble and $0.2 million of warranty charges related to Port Ludlow.

^  Includes $1.3 million in asset impairment charges related to the sale of Port Ludlow.

*  Includes $9.2 million in asset impairment and restructuring charges related to Port Ludlow, and $2.0 million in environmental remediation charges related to Port Gamble.

Fiscal Year 2002 compared to 2001.  Revenue generated by the Real Estate segment decreased $11.5 million, primarily due to the sale of Port Ludlow operations in August 2001.  Operating loss decreased $1.0 million primarily due to fewer non-cash charges in 2002 ($0.9 million in 2002 and $1.3 million in 2001) and the sale of Port Ludlow in 2001.

Fiscal Year 2001 compared to 2000.  Revenue generated by the Real Estate segment decreased $5.1 million, or 28%, to $13.1 million in 2001 from $18.2 million in 2000.  The decrease in revenue is primarily due to the sale of Port Ludlow on August 7, 2001.  August and September are generally high volume months for both the commercial property and development businesses in Port Ludlow.  Operating loss declined $8.9 million, or 77%, to $2.7 million in 2001 from $11.6 million in 2000.  The decreased operating loss is primarily due to fewer non-cash charges in 2001 ($11.2 million in 2000 and $1.3 million in 2001).  This favorable comparison was partially offset by a $1.0 million decrease in 2001 results compared to 2000 because the portfolio of Port Ludlow income producing properties were not in place for the entire 2001 year.

Segment Results Excluding Port Ludlow.  The sale of Port Ludlow represented a substantial shift in the nature of our Real Estate segment by focusing our real property assets solely on acquisition, development and resale of residential real estate. As a result, a comparison of reporting periods that included results of operations of Port Ludlow may not present a meaningful comparison with periods that exclude those operations. Real Estate operations following the sale of Port Ludlow (“Continuing Real Estate operations”) consist of the rental of residential and commercial properties in Port Gamble and Kingston, and the sale of developed lots at the Seabeck and Grandridge plats.  Investments in land at Gig Harbor, Bremerton, Port Gamble, Kingston, and Hansville are also included in the Real Estate segment following the Port Ludlow sale.  Revenue and operating loss for the Continuing Real Estate operations for each year in the three-year period ended December 31, 2002 are as follows:

Year ended	Revenues	Operating loss
December 31, 2002	$1.6 million	$(1.5) million	^
December 31, 2001	1.2 million	(0.9) million
December 31, 2000	1.0 million	(2.7) million	*

^  Includes $0.7 million in environmental remediation charges related to Port Gamble.

*  Includes $2.0 million in environmental remediation charges related to Port Gamble.

Fiscal Year 2002 compared to 2001.  Revenue generated by the Continuing Real Estate operations increased $0.4 million, or 33% due to the sale of an office building and increased rental revenues generated from Port Gamble residential and commercial properties.  Operating loss increased $0.6 million due to the environmental remediation charge of $0.7 million offset by modest increase in earnings from lot sales at the Seabeck and Grandridge plats.  All remaining lots from these plats were sold in 2002.

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

Cost of Sales

Real Estate cost of sales for each of the three years ended December 31, 2002, 2001, and 2000 were $1.0 million, $7.2 million, and $10.2 million, respectively.  The decrease in costs of sales in 2002 relative to 2001 was due almost entirely to the sale of Port Ludlow.  The decrease in cost of sales in 2001 relative to 2000 reflects the mid-2001 sale of Port Ludlow and resulting decrease in homes sold (from 34 homes in 2000 to 22 homes in 2001).

Cost of sales in the Real Estate segment are expected to be more in-line with 2002 results for the next few years.  Following the sale of Port Ludlow, the Partnership’s operations will no longer include the building and selling of homes.  Real Estate cost of sales will consist of miscellaneous land sales over the next few years as the Real Estate segment works to shepherd larger land investments through the entitlement process with the ultimate goal of selling the properties or positioning them for possible joint venture development.

Operating Costs

Real Estate operating expenses for each of the three years ended December 31, 2002, 2001, and 2000 were $2.3 million, $8.6 million, and $19.6 million, respectively. The decrease in operating expenses in 2002 relative to 2001 is due to the sale of Port Ludlow offset by the $0.7 million environmental remediation charge related to Port Gamble in 2002. The decrease in operating expenses (as discussed below) in 2001 relative to 2000 is also due to the sale of Port Ludlow offset by the $2.0 million environmental remediation charge related to Port Gamble in 2000.  Operating expenses in Port Ludlow included the cost of operating several commercial properties and the cost of administering the Partnership’s real estate development activities in Port Ludlow.

Following the sale of Port Ludlow, operating expenses of the Real Estate segment are expected to be more in-line with 2002 results.  The number of employees in the Real Estate segment has decreased to five full-time and up to eight part-time employees at December 31, 2002 from 66 full-time and up to 122 part-time employees at December 31, 2000.

Impairment and Restructuring Costs

In connection with the sale of the Port Ludlow assets, the Partnership recorded asset impairment and restructuring charges of $9.2 million in 2000.  As a result of continued negotiations surrounding the sale, an additional $1.3 million in asset impairment charges were recorded in March 2001.

Environmental Remediation Costs

The Partnership has an accrued liability of $0.6 million and $1.4 million at December 31, 2002 and 2001, respectively.  The accrual represents estimated environmental remediation charges in and around the townsite of Port Gamble.  Port Gamble is a historic town that was owned by P&T for decades until 1985 when the townsite and other assets were spun off to the Partnership.  P&T continued to lease the mill site at Port Gamble until January 2002 when a settlement agreement was signed between the Partnership and P&T, which divided up the responsibility for paying environmental remediation charges in Port Gamble. The mill site had an operating lumber mill through 1995 that was dismantled by the end of 1996. The liability recorded represents management’s estimate of the Partnership’s share of Port Gamble environmental remediation charges.

Activity in the environmental remediation liability consists of the following:

	Balances at the Beginning of the Period	Charged to Costs and Expenses	Deductions	Balances at the End of the Period
Year Ended December 31, 2000	$120,000	$1,956,000	$206,000	$1,870,000
Year Ended December 31, 2001	1,870,000	—	461,000	1,409,000
Year Ended December 31, 2002	1,409,000	730,000	1,510,000	629,000

Management is monitoring remediation activities at the Port Gamble townsite.  The liability level as of December 31, 2002 appears to be adequate to address the remaining remediation and monitoring activities that are expected to be necessary to complete the remediation project.

Seasonality

Real Estate operations have historically been very seasonal as a result of the resort properties at Port Ludlow.  After the sale of the Port Ludlow assets, Real Estate operations are not expected to be seasonal in the future.

General and Administrative (G&A)

Fiscal Year 2002 compared to 2001.  G&A costs decreased $1.2 million, or 24%, to $3.9 million in 2002 from $5.1 million in 2001.  The decrease is due to continued efforts to realize cost savings from the Partnership’s administrative departments following the sale of operations at Port Ludlow offset by $0.1 million of restructuring charges incurred in 2002.  The Partnership expects G&A costs will be less than $3.0 million for the year ending December 31, 2003.

Fiscal Year 2001 compared to 2000.  G&A costs decreased $2.1 million, or 30%, to $5.1 million in 2001 from $7.3 million in 2000.  This decrease is the result of downsizing in anticipation of the 2001 sale of Port Ludlow.  The majority of the decrease was from a reduction in administrative staff to 17 at the end of 2001 from 41 at the end of 2000.

Other Income/Expense

Fiscal Year 2002 compared to 2001.  Net interest expense decreased $0.1 million to $2.9 million in 2002 from $3.0 million in 2001.  The modest decrease is due to a slight decrease in debt outstanding in 2002.

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

Taxes

Fiscal Year 2002 compared to 2001.  An income tax benefit of $0.8 million was recorded in 2002 compared to an expense of $0.4 million in 2001.  The income tax benefit in 2002 is the result of reducing the allowance on a deferred tax asset relating to net operating losses from a subsidiary in Canada that was liquidated in the fourth quarter of 2002.

Fiscal Year 2001 compared to 2000.  The provision for income taxes increased $0.7 million to $0.4 million tax expense in 2001 from a tax benefit of $0.3 million in 2000 as a result of improved operating results in the Partnership’s Timberland Management and Consulting segment.  This business segment is conducted through corporate entities that are subject to federal and state income tax.

Minority Interest

Fiscal Year 2002 compared to 2001.  The minority interest charge decreased $24,000 to $147,000 in 2002 from $171,000 in 2001.  The decrease in minority interest is due to the reduction in operating income from the Partnership’s timberland management activities following HTRG’s decision not to renew its management contract with ORMLLC.

Fiscal Year 2001 compared to 2000.  The minority interest charge increased $0.2 million to $0.2 million from zero in 2000.  The increase in minority interest is a result of improved operating results in the Partnership’s Timberland Management and Consulting segment.

Supplemental Segment Information

The following table provides comparative operating information for the Partnership’s segments:

	SEGMENT INFORMATION (Amounts in $000’s)
	Three months ended Dec 31,		Twelve months ended Dec 31,
	2002	2001	2002	2001

Revenues:
Fee Timber	$5,873	$7,297	$23,298	$24,999
Timberland Management & Consulting (TM&C)	1,672	1,793	7,295	9,703
Real Estate	221	153	1,599	13,143
Total	7,766	9,243	32,192	47,845
EBITDDA:
Fee Timber	3,345	4,811	13,363	15,656
TM&C	(94)	68	1,109	1,927
Real Estate	(337)	(423)	(1,610)	(2,250)
General & administrative	(993)	(1,188)	(3,558)	(4,750)
Total	1,921	3,268	9,304	10,583
Depreciation, depletion and amortization:
Fee Timber	751	4,355	3,164	6,466
TM&C	40	57	190	242
Real Estate	12	14	57	459
General & administrative	97	167	453	531
Total	900	4,593	3,864	7,698
Operating income:
Fee Timber	2,594	456	10,199	9,190
TM&C	(134)	11	919	1,685
Real Estate	(349)	(437)	(1,667)	(2,709)
General & administrative	(1,078)	(1,448)	(3,864)	(5,110)
Total	$1,033	$(1,418)	$5,587	$3,056

Quarter to Quarter Comparisons

The following table compares net income for the three months ended December 31, 2002 with the three months ended December 31, 2001 and with the three months ended September 30, 2002 with a reconciliation of major items making up the variance.

	QUARTER TO QUARTER COMPARISONS (Amounts in $000’s except per unit data)
	Q4 2002 vs. Q4 2001		Q4 2002 vs. Q3 2002
	Total	Per Unit	Total	Per Unit

Income (loss):
4th Quarter 2002	$696	$0.15	$696	$0.15
3rd Quarter 2002			1,063	0.24
4th Quarter 2001	(2,051)	(0.45)
Variance	$2,747	$0.60	$(367)	$(0.09)

Detail of earnings variance:
Fee Timber
Log price realizations(B)	$274	$0.06	$124	$0.03
Log volumes(C)	2,577	0.57	(335)	(0.08)
Timberland sale income, before depletion	(4,524)	(1.00)	—	—
Depletion	3,618	0.80	67	0.01
Other Fee Timber	193	0.04	165	0.04
Timberland Management & Consulting
Management fee changes	(9)	—	(14)	—
Other Timberland Mgmnt & Consulting	(136)	(0.03)	(659)	(0.15)
Real Estate
Operating results from sold RE operations	57	0.01	—	—
Other Real Estate	31	0.01	(159)	(0.04)

General & administrative costs	370	0.08	(120)	(0.03)
Interest expense	138	0.03	(15)	—
Other (taxes, minority int., interest inc.)	158	0.03	579	0.13
Total change in earnings	$2,747	$0.60	$(367)	$(0.09)

(B)  Price variance allocated based on changes in price using the lower period volume.

(C)  Volume variance allocated based on change in sales volume and the average log sales price for higher margin, less variance in log production costs.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

General. The Partnership generates operating cash flow through the sale of timber products, by providing timberland management and consulting services, and to a lesser extent by selling timberland and land for development.  An additional source of operating cash is payments received on a note receivable from the purchaser of the Port Ludlow assets.  This note, secured by homes and lots in Port Ludlow, has a balance of $1.9 million at December 31, 2002, and matures in August 2004.  Significant recurring cash usage includes capital expenditures to replant and fertilize trees, maintain an adequate road system on the Partnership’s tree farms, invest in the Partnership’s development properties, fund annual debt payments on the timberland mortgage and local improvement district debt, and fund quarterly cash distributions.  The Partnership had two major customers in 2002 representing 21% and 13% of consolidated revenues.  One of those major customers was HTRG.  HTRG informed the Partnership in the fourth quarter of 2002 that they would not be renewing their timberland management contract in 2003.  As of December 31, 2002 the Partnership has $6.6 million in cash.  The Partnership may incur additional debt in the future to fund timberland purchases.  The Partnership does not currently have a line of credit.

Cash Position.  The Partnership’s overall cash and cash equivalents increased to $6.6 million at year-end 2002 from $1.0 million at year-end 2001.

Working Capital.  Working capital (including cash) increased $4.8 million to $3.8 million at year-end 2002 from ($1.0) million at year-end 2001, and the current ratio was 1.74 to 1 and .77 to 1 at year-end 2002 and 2001, respectively.  The increase in the current ratio was due to positive cash flow generated during 2002.  In 2001 the current ratio decreased to .77 to 1 from 5.4 to 1 in 2000 due primarily to the sale of assets and operations in Port Ludlow that generated $10.2 million in cash, offset by the acquisition of the Columbia tree farm.

Operations.  In 2002 consolidated net cash provided by operations was $9.0 million as compared to $11.2 million in 2001.  The decrease in cash flow from operations is attributable primarily to a 2001 timberland sale, which resulted in $5.3 million of cash flow that did not recur in 2002. This was offset by an increase in harvest activity together with an increase in cash collected on a contract receivable in 2002 relative to 2001.  The contract receivable is from the purchaser of the assets at Port Ludlow.  Cash flow from operations before changes in working capital provided $7.7 million with a decrease in working capital providing $1.3 million.

In 2002 cash flow from operations of $9.0 million together with $0.5 million in proceeds from the sale of an office building were used to fund $2.2 million in fixed asset expenditures, $1.1 million in long term debt paydowns, and $0.5 million in unitholder distributions.

In 2001 consolidated net cash provided by operations was $11.2 million including $5.3 million of cash generated from the sale of timberland, an increase of $1.2 million, or 12%, from the $10.0 million provided in 2000.  Cash flow from operations before changes in working capital provided $8.0 million, with the decrease in working capital providing $3.2 million.

In 2001, cash flow from operations combined with cash reserves were used to fund $14.4 million of the Columbia tree farm acquisition and $2.0 million in other capital expenditures, plus make debt payments of $3.5 million.  Cash provided by operating activities in 2000 was used for cash payments to unitholders of $1.8 million, capital expenditures of $2.9 million, repayment of long-term debt of $0.4 million, and a minority interest distribution of $0.2 million.

Investing Activities.  The cash needed to meet the Partnership’s capital expenditures, investments and other requirements in 2002 was generated principally from internal cash flows.  In 2001 the Partnership funded the purchase of the Columbia tree farm from cash generated from internal cash flows combined with $10.2 million in cash received from the sale of Port Ludlow and $30.0 million in Columbia tree farm mortgage financing.

Capital expenditures by segment, excluding the Columbia tree farm acquisition, over the past three years were as follows:

Segment	2002	2001	2000
Fee Timber	$1,315	$1,161	$1,047
Timber Management and Consulting	179	142	193
Real Estate	491	452	1,440
Other	173	240	178
Total	$2,158	$1,995	$2,858

Capital expenditures during 2002 consisted primarily of $1.2 million in reforestation, road building and fertilization for the Partnership’s tree farms and $0.5 million in capitalized property improvements at the Port Gamble townsite and the Partnership’s other land investments.  Remaining 2002 capital expenditures consisted of miscellaneous equipment and vehicle purchases.

During 2001 the Partnership expended $54.6 million to purchase the Columbia tree farm, using $30 million in mortgage financing, $10.2 million from the Port Ludlow sale proceeds and $14.4 million from internal cash flows.  Bridge financing in the form of a revolving debt facility was used to fund $17 million of the Columbia tree farm acquisition until the Port Ludlow sale and cash generated from operations were used to pay off the revolving debt facility.  Other capital expenditures in 2001 totaled $2 million, down 31% from the $2.9 million spent in 2000, primarily due to reduced activity in the Real Estate segment.

Financing Activities.  The Partnership decreased its interest bearing debt by $0.4 million as a result of normal principal payments of $1.1 million offset by new local improvement district debt of $0.7 million.  In 2001 the Partnership increased its interest-bearing debt by $26.5 million during the year through issuance of the $30 million new mortgage on the Hood Canal tree farm used to purchase the Columbia tree farm, and by paying down $3.5 million in existing long-term debt.  In 2000, The Partnership decreased its interest-bearing debt by $0.4 million.  The Partnership’s debt-to-total-capital ratio was 47% at the end of 2002, as compared with 49% at the end of 2001.   At December 31, 2002 the Partnership was in material compliance with all covenants and other obligations relating to its outstanding credit facilities.

The Partnership did not sell any of its partnership units in 2002 or 2001.  However, in 2001 the Partnership paid $162,000 to repurchase 10,000 units in a privately negotiated transaction from one unitholder.

The Partnership paid $0.5 million in distributions during 2002, which represents two quarterly distributions of five cents per unit.  Management plans to continue making distributions of five cents per unit per quarter in 2003 so long as the funds are available therefor.  Management will periodically examine the distribution policy to ensure it meets the long-term objective of maximizing Partnership value.   There were no such distributions in 2001.  In 2000 the Partnership paid $1.8 million in distributions.

Cash Flow Variables and Timing

The Partnership has the following variabilities, among others, in its other sources of additional funds:

Payments on Port Ludlow Note. The Partnership received a note from the purchaser of the Port Ludlow assets in the amount of $5.8 million.  That note is secured by a deed of trust on a defined set of lots and homes under construction at Port Ludlow.  At December 31, 2002 the balance of the note was $1.9 million.  Payments are due on the note as the underlying properties securing the note are sold.  The note matures in August 2004.

Fee Timber Harvest.  Management has discretion to increase or decrease the level of logs cut and thereby may increase or decrease net income and cash flow, assuming log prices and demand remain stable.  Management’s current plan is to harvest approximately 45 million board feet of timber from its tree farms in 2003.  Since harvest plans are based in part on demand and pricing, and in part on our harvest capacity, actual harvesting may vary subject to management’s ongoing review.  Moreover, in years when management increases harvest to provide stronger cash flow or to meet increased demand, that strategy will drive one of two primary actions in subsequent years.  Those actions are to either reduce harvests – and, correspondingly, cash flow – or expend additional funds to acquire additional resources, as the Partnership did with the Columbia tree farm acquisition, to bridge the resulting age class or volume gaps in its timber base.

Timber Management Property Disposition.   In connection with one of the Partnership’s timberland management contracts, a fee for disposition services is earned when properties belonging to that client are sold. In 2002 the Partnership generated $0.9 million in service fee revenue as a result of these disposition efforts. Fees earned in 2003 from similar services are contingent on closing transactions that are difficult to predict.

Real Estate Disposition.  The Partnership may realize value from its Continuing Real Estate operations through a sale, or possibly through a joint venture with an experienced land developer. The Partnership does not expect significant sales revenue from this source within the next three years.

Risks and Uncertainties

A number of known risks, some of which are discussed below, as well as various unknown risks and uncertainties, may cause the Partnership’s revenues to fall short of management’s expectations. Although certain statements in this report are forward looking in nature, these known and unknown risks make it impossible for management to predict with any degree of certainty either quantitative factors such as cash flow, results of operations or financial condition, or qualitative factors such as management’s plans, objectives, or responses to various events or occurrences. Readers therefore should recognize that statements other than those of historical fact are not guarantees or assurances of future performance, but are “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Some of our forward looking statements can be identified by the use of predictive terms such as “expect,” “anticipate,” “will,” “might,” “may,” and words of similar meaning or construction. The following section discusses some of the known risks that may cause the Partnership’s actual financial results to fall materially short of management’s expectations, or that may cause management to deviate from its expressed intentions or predictions. Readers should also recognize that this list is not exhaustive, and in addition to those factors listed below, a wide range of risks faced by most or all participants in the timber industry or in international trade, as well as various unexpected events or conditions, may adversely impact our business.

Competition Generally

The Partnership competes against much larger companies in each of its business segments.  We compete with these companies for management and line personnel, as well as for purchases of relatively scarce capital assets such as land and standing timber and for sales of our products. These larger competitors may have access to larger amounts of capital and significantly greater economies of scale, and they may be better able to absorb the risks of our line of business.  Moreover, the timber industry has experienced significant consolidation in recent years, and as that consolidation occurs, our relative market share decreases and the relative financial capacity of our competitors increases. While management believes the partnership is at a competitive advantage over some of these companies because of management’s attempts to diversify our asset base, we cannot assure readers that competition will not have a material and adverse effect on our results of operations or our financial condition.

Fee Timber Competition and Demand Issues

Fee Timber revenue is generated primarily through the sale of softwood logs to the domestic and export markets located in western Washington.  The market for these products is significantly affected by fluctuations in U.S. and Japanese economies.  The market for the Partnership’s timber products is generally negatively affected by the rise in engineered lumber products that substitute for solid-sawn products.  The rise in the use of engineered lumber products results in less of a premium for larger-diameter Douglas-fir logs.  Many of the engineered wood products are made from lower quality logs, which over time has eroded log prices and created more of a “commoditization” of wood fiber.  While timber sold is expected to realize lower prices with the rise in engineered wood products, wood fiber is expected to remain an important commodity that management expects will continue to be used extensively for building.

The proximity of lumber mills to the timberland supplying these mills is important to the Partnership’s profitability.  Western Washington has experienced a trend towards consolidation of lumber mills to fewer, larger volume manufacturers.  Local demand for the Partnership’s products has remained strong through the trend towards consolidation of lumber mills in western Washington.  If in the future that consolidation leads to less local competition for wood fiber, the Partnership’s profitability could be negatively impacted.

Canadian lumber imports have increased over the last few years as a result, in part, of the protracted trade dispute between the U.S. and Canada, in which the U.S. imposed duties on Canadian lumber imports. Because these duties were based upon the average cost per MBF to produce lumber in Canada, they had the inadvertent effect of increasing Canadian production as producers worked to lower their per unit costs and thus lower their export duties, as measured on a per MBF basis. This resulted in an increase of Canadian lumber imports, which has had a negative impact on domestic lumber prices.  Lower domestic lumber prices tend to decrease the price of logs sold domestically.  The impact to log prices of any eventual settlement to the trade dispute between the U.S. and Canada is difficult to predict.

The Partnership’s ability to grow and harvest timber can be significantly impacted by legislation to restrict or stop forest practices.  Restrictions to logging, planting, road building, fertilizing, managing competing vegetation, and other activities can significantly increase the cost or reduce available inventory thereby reducing income.

Timberland Management and Consulting

Over 76% of Timberland Management and Consulting revenue in 2002 was generated through two clients.  One of those clients, HTRG, representing 56% of the revenue in the Timberland Management and Consulting segment, decided not to renew their contract with ORMLLC for 2003.  The second client has renewed their contract, which now expires October 31, 2003.  The Partnership is working to expand its customer base through market outreach efforts.  The current market for timber products and timberland is relatively weak, which the Partnership believes may create additional management and consulting opportunities as prospective clients look to lower costs and improve efficiencies.  However, we cannot assure readers that these plans will prove viable or that management will successfully implement those plans.

Real Estate

The value of the Partnership’s real estate investments is subject to changes in the economic and regulatory environment.  The Partnership’s real estate investments are long-term in nature, which raises the risk of unforeseen changes in the economy or laws surrounding development activities having an adverse affect on the Partnership’s investments.

Contractual Obligations, Commercial Commitments and Contingencies

The Partnership’s commitments at December 31, 2002 consist of its revolving term loan, performance bonds, and operating leases entered into in the normal course of business.   See “Quantitative and Qualitative Disclosures About Market Risk” for required principal payments on outstanding fixed-rate debt.

		Payments Due By Period/ Commitment Expiration Period
Obligation or Commitment	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Total debt	$39,239,000	$1,574,000	$3,255,000	$2,976,000	$31,434,000
Performance bonds	100,000	—	—	—	—
Capital lease obligations	—	—	—	—	—
Operating Leases	342,000	212,000	130,000	—	—
Unconditional purchase obligations	—	—	—	—	—
Other long term obligations	829,000	430,000	40,000	40,000	319,000
Total contractual obligations	$40,510,000	$2,216,000	$3,425,000	$3,016,000	$31,753,000

The Partnership also has total debt totaling $39.2 million with the contractual maturities described in Note 4 of Partnership’s Consolidated Financial Statements included with this report.

Other long-term obligations include the Partnership’s $0.6 million contingent liability as of December 31, 2002 for environmental remediation in and around the Port Gamble townsite and $0.2 million liability for a supplemental employment retirement plan.  The Partnership expects to spend $0.4 million of these liabilities in 2003 and $0.4 million thereafter.  During 2002 the Partnership increased the environmental liability by $0.7 million following advice of environmental consultants that the costs to complete the remediation project were expected to exceed the original estimate.

The Partnership may from time to time be a defendant in lawsuits arising in the ordinary course of business.  Management believes that loss to the Partnership, if any, will not have a material adverse effect to the Partnership’s consolidated financial condition or results of operations.

Capital Expenditures and Commitments

Capital expenditures in 2003 are currently expected to be approximately $2 million, however, these expenditures could be increased or decreased as a consequence of future economic conditions. The Partnership expects that the funds for these expenditures will be generated internally through operations and externally through financing.

Government Regulation

Compliance with laws, regulations, and demands usually involves capital expenditures as well as operating costs.  The Partnership cannot easily quantify future amounts of capital expenditures required to comply with laws, regulations, and demands, or the effects on operating costs, because in some instances compliance standards have not been developed or have not become final or definitive.  Accordingly, at this time the Partnership has not included herein a quantification of future capital requirements to comply with any new regulations being developed by the United States or Canadian regulatory agencies.

Additionally, many federal and state environmental regulations, as well as local zoning and land use ordinances, place limits upon various aspects of our operations. These limits include restrictions on our harvest methods and volumes, remediation requirements that may increase our post-harvest reclamation costs, Endangered Species Act limitations on our ability to harvest in certain areas, zoning and development restrictions that impact our real estate segment, and a wide range of other existing and pending statutes and regulations. Various initiatives are presented from time to time that seek further restrictions on timber and real estate development businesses, and although management currently is not aware of any material noncompliance with applicable law, we cannot assure readers that we ultimately will be successful in complying with all such regulations or that additional regulations will not ultimately have a material adverse impact upon our business.

ACCOUNTING MATTERS

Accounting Standards Implemented

In August 2001 the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  Statement 144 supercedes Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets To Be Disposed Of, and supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of.  Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and eliminates the exception to consolidation of a subsidiary for which control is likely to be temporary.  This Statement was implemented on January 1, 2002 and did not have a significant impact on the Partnership’s consolidated balance sheet or statement of operations.

SFAS No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure,” is effective for fiscal years ending after December 15, 2002 and amends SFAS 123, “Accounting for Stock Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, the Statement amends the disclosure requirements of Statement 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Partnership has adopted the disclosure requirements in SFAS 148 in the December 31, 2002 consolidated financial statements.

Prospective Accounting Pronouncements

In June 2001 the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations.  Statement 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  Statement 143 will be effective for fiscal year 2003 and the Partnership does not expect the impact of implementation of this Statement on January 1, 2003, on its consolidated balance sheet or statement of operations to be material.

In June 2002 the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  This Statement addresses financial reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  This Statement requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, rather than when an entity has committed itself to an exit plan as previously allowed under Issue 94-3.  This Statement also establishes that fair value is the objective for initial measurement of the liability.  This Statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  The Partnership does not expect the impact of implementation of this Statement on January 1, 2003 on its consolidated balance sheet or statement of operations to be material.

FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  This Statement elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that the guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year end.  The disclosure requirements are effective for annual and interim periods ending after December 15, 2002.  The Partnership does not expect the impact of implementation of this Statement on January 1, 2003 on its consolidated balance sheet or statement of operations to be material.

Critical Accounting Policies and Estimates

The Partnership believes its most critical accounting policies and estimates include those related to management’s calculation of timber depletion and liabilities related to matters such as environmental remediation, and potential asset impairments.   In relation to liabilities, potential impairments and other estimated charges, it is management’s policy to conduct ongoing reviews of significant accounting policies and assumptions used in the preparation of the financial results of the Partnership. The assumptions used are tested against available and relevant information and reviewed with subject-matter experts for consistency and reliability. During the preparation of financial results, tests are conducted to ascertain that the net book carrying values of assets are not in excess of fair values.  These tests use current market information, if available, or other generally accepted valuation methods, such as future cash flows. When the use of estimates is necessary, an exact answer is unlikely, and therefore, the reporting within a range of likely outcomes is used in the preparation of the financial statements. Tests are also applied in order to be reasonably assured that liabilities are properly reflected on the records of the Partnership and that the notes to the financial statements are prepared in a fashion that informs readers of possible outcomes and risks associated with the conduct of business.

Depletion:  Depletion represents the cost of timber harvested and is charged to operations by applying a depletion rate to volume harvested during the period.  The depletion rate is calculated on January 1st of each year by dividing the Partnership’s cost of merchantable timber by the volume of merchantable timber.  Merchantable timber is defined as timber that is equal to or greater than 40 years of age.

The cost of replanting acres harvested is initially capitalized to pre-merchantable timber.  After 40 years, such costs are reclassified from pre-merchantable to merchantable timber and are then incorporated into the cost base for purposes of calculating the depletion rate.  The cost of acquiring the Columbia tree farm was allocated to the age classes of timber purchased and are rolled into merchantable timber inventory when those stands turn 40 years old.

Inventory volumes take into account the applicable state and federal regulatory limits on timber harvests as applied to the Partnership’s properties, including the new Forests and Fish law that supplements Washington State’s forest practice regulations to provide for expanded riparian management zones, wildlife leave trees, and other harvest restrictions.  The timber inventory volume is accounted for by the Partnership’s standing timber inventory system, which utilizes periodic statistical sampling of the timber (cruising) with annual adjustments made for estimated growth and the depletion of areas harvested.  To calculate the depletion rate the Partnership has determined that a combined pool representing costs and volume of both the Hood Canal and Columbia tree farms is the most appropriate method to use.

The Partnership’s decision to calculate a pooled rate representing both tree farms (versus a separate rate for each tree farm) gave considerable weight to a key reason for the Columbia tree farm acquisition: namely, to fill in an age class gap on the Hood Canal tree farm.  A combined pool approach is consistent with the way in which the tree farms are managed as a single investment.  Given that the tree farms are managed as a single investment it was deemed appropriate to apply one rate to both tree farms even though the cost basis for each are different.

Depletion expense in 2002 of $2.7 million would have been approximately $0.5 million higher had the Partnership calculated depletion expense using separate pools in 2002.

Fertilization costs:  The Partnership fertilized stands in 2002 that it expects to harvest within five to ten years.  In 2002 $0.3 million of these costs have been capitalized and will be depleted as the fertilized stands are harvested.

Road costs:  The cost of building and significant resurfacing work on permanently maintained roads is capitalized.  Capitalized road costs are expensed as timber is harvested by applying an amortization rate representing the capitalized road costs divided by estimated merchantable inventory (as used in the depletion calculation discussed above) to the volume of timber harvested during the reporting period.  The cost of building temporary roads and maintaining roads is expensed as incurred.

During 2002 the Partnership capitalized $0.4 million of road costs, depleted $0.4 million of capitalized road costs, and expensed $0.5 million for road maintenance and temporary roads.

Environmental remediation:  The environmental remediation liability represents estimated payments to be made to remedy and monitor certain areas in and around the townsite of Port Gamble.  Port Gamble is a historic town that was operated by Pope & Talbot, Inc. (P&T), a related party, until 1985 when the townsite and other assets were spun off to the Partnership.  P&T leased the mill site at Port Gamble through January 2002, when it signed an agreement with the Partnership dividing the responsibility for environmental remediation of Port Gamble between the two parties.

The environmental remediation liability is based upon an estimate of the Partnership’s portion of the clean-up costs under this agreement.  During 2002 the environmental liability increased $0.7 million as a result of costs to complete the Partnership’s share exceeding the original estimate.  While the majority of the Partnership’s portion of the clean up efforts are complete, there remains the possibility that the remaining remediation or monitoring activities may exceed estimates resulting in an additional environmental remediation charge.

Deferred tax assets:  The Partnership has a United States subsidiary corporation that has $1.3 million of deferred tax assets as of December 31, 2002.  The majority of this balance represents net operating loss carryforwards resulting from the liquidation of our subsidiary in Canada.  The Partnership forecasts that the United States subsidiary corporation will earn income over the next five years resulting in the utilization of this tax asset.

Land development costs:  Our Real Estate department is working to bring properties to the point where physical construction of the properties’ planned end use can begin. The extent of such efforts varies from property to property but the process for each discrete parcel has elements in common with other parcels.  We refer to these efforts as the “Entitlement Process.” The Entitlement Process may consist of one or more of the following steps: obtaining the necessary amendments to a county’s comprehensive plan, pursuing zoning adjustments, developing site plans and a preliminary plat for the property, ensuring adequate access to the property, and making available necessary access to utilities (such as water, power and sewer).

For projects where changes to zoning or comprehensive plan (“Comp Plan”) provisions are required, costs incurred in the Entitlement Process prior to securing such changes will be expensed.  The rationale for this is that there are too many uncertainties and contingencies attached to zoning and Comp Plan changes. Where the zoning and/or Comp Plan is inconsistent with the planned project, the probability of success is sufficiently low that expensing of costs pursuant to such rezone or Comp Plan amendments is deemed appropriate.  For projects not requiring a rezone or change to a Comp Plan (or, once such changes are secured if applicable),

Entitlement Process costs for such projects will be capitalized. Such capitalized costs will include salary costs to the extent that an employee’s efforts are primarily dedicated to furthering development of the project.

During 2002 the Partnership capitalized $0.3 million and expensed $0.8 million of land development costs.

Accounting for unit options: The Partnership accounts for employee unit-based compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees.  Accordingly, compensation cost for unit options is measured as the excess, if any, of the fair value of the Partnership’s units at the date of grant over the amount an employee must pay to acquire the unit.

Unit options granted have an exercise price not less than the fair value of the Partnership’s unit price on the date of the grant.  Had compensation expense for unit option grants been recognized based on the fair value at the grant date consistent with the Black-Scholes method described in SFAS No. 123, Accounting for Stock-Based Compensation, the Partnership’s net income would have included a $0.3 million expense for the cost of options vesting during 2002.

Item 7A.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of December 31, 2002, the Partnership had $39.2 million of fixed rate debt outstanding with a fair value of approximately $43.1 million based on the current interest rates for similar financial instruments. A change in the interest rate on fixed rate debt will affect the fair value of the debt, whereas a change in the interest rate on variable rate debt will affect interest expense and cash flows. A hypothetical 1% change in prevailing interest rates would change the fair value of the Partnership’s fixed-rate long-term debt obligations by $2.7 million.

Since the Partnership’s currently outstanding debt is fixed rate, net income and cash flows are not affected when market interest rates change.

Foreign Currency Risk

The Partnership’s Timberland Management and Consulting activities in British Columbia resulted in U.S. $1.4 million in revenue and $1.7 million in expenses in 2002 that were denominated in Canadian dollars. During the fourth quarter of 2002 the Partnership closed its offices in Canada and expects future Canadian dollar denominated transactions not to be material.

Item 8.                    FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

POPE RESOURCES

A DELAWARE LIMITED PARTNERSHIP

YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Unitholders

Pope Resources, A Delaware Limited Partnership:

We have audited the accompanying consolidated balance sheet of Pope Resources, A Delaware Limited Partnership, and subsidiaries (collectively, the Partnership) as of December 31, 2002, and the related consolidated statements of operations, partners’ capital and comprehensive income (loss), and cash flows for the year ended December 31, 2002. Our audit also included the consolidated financial statement schedule listed in the index at Item 15 as of and for the year ended December 31, 2002.   These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America.  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Pope Resources, A Delaware Limited Partnership, and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, the related consolidated financial statement schedule as of and for the year ended December 31, 2002, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Seattle, Washington
February 7, 2003

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Unitholders

Pope Resources, A Delaware Limited Partnership

Poulsbo, Washington

We have audited the accompanying consolidated balance sheet of Pope Resources, A Delaware Limited Partnership, and subsidiaries (collectively, the Partnership) as of December 31, 2001, and the related consolidated statements of operations, partners’ capital, and cash flows for each of the two years in the period ended December 31, 2001. Our audits also included the consolidated financial statement schedule listed in the index at Item 15.   These financial statements and financial statement schedule are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pope Resources, A Delaware Limited Partnership, and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Seattle, Washington
February 22, 2002

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

CONSOLIDATED BALANCE SHEETS

DECEMBER 31, 2002 AND 2001

(IN THOUSANDS)

	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$6,627	$1,047
Accounts receivable, net of allowance for doubtful accounts of $15 and $31	1,768	1,119
Work-in-progress	175	518
Current portion of contracts receivable	23	25
Prepaid expenses and other	325	505
Total current assets	8,918	3,214

Properties and equipment, at cost:
Land and land improvements	20,179	19,358
Roads and timber, net of accumulated depletion of $18 and $15	50,316	52,191
Buildings and equipment, net of accumulated depreciation of $5 and $6	3,335	4,269
	73,830	75,818
Other assets:
Contracts receivable, net of current portion	2,721	4,806
Other	1,319	349
	4,040	5,155

Total assets	$86,788	$84,187

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities:
Accounts payable	$546	$275
Accrued liabilities	1,739	1,700
Restructuring	466	—
Environmental remediation	430	909
Current portion of long-term debt	1,574	1,075
Minority interest	203	225
Other current liabilities	168	9
Total current liabilities	5,126	4,193

Long-term debt	37,665	38,592
Other long-term liabilities	399	729

Commitments and contingencies

Partners’ capital (units outstanding: 4,518 and 4,518)	43,598	40,673

Total liabilities and partners’ capital	$86,788	$84,187

 See accompanying notes to consolidated financial statements.

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

(IN THOUSANDS, EXCEPT PER UNIT
INFORMATION)

	2002	2001	2000

Revenues:
Fee timber	$23,298	$24,999	$21,444
Timberland management and consulting	7,295	9,703	11,011
Real estate	1,599	13,143	18,202
Total revenues	32,192	47,845	50,657

Costs and expenses:
Cost of sales:
Fee timber	(10,364)	(13,271)	(6,784)
Real estate	(990)	(7,160)	(10,186)
Total cost of sales	(11,354)	(20,431)	(16,970)

Operating expenses:
Fee timber	(2,735)	(2,538)	(1,765)
Timberland management and consulting	(5,793)	(8,018)	(9,996)
Real estate	(1,546)	(7,442)	(8,448)
Environmental remediation	(730)	—	(1,956)
Asset impairment	—	(1,250)	(9,205)
Restructuring costs	(673)	—	(940)
Unallocated general & administrative	(3,774)	(5,110)	(7,254)
Total operating expenses	(15,251)	(24,358)	(39,564)

Operating income (loss)
Fee timber	10,199	9,190	12,895
Timberland management and consulting	919	1,685	75
Real estate	(1,667)	(2,709)	(11,593)
Uallocated general & administrative	(3,864)	(5,110)	(7,254)
Income (loss)	5,587	3,056	(5,877)

Other income (expense):
Interest expense	(3,324)	(3,443)	(1,273)
Interest income	430	482	573
Total other expense	(2,894)	(2,961)	(700)

Income (loss) before income taxes and minority interest	2,693	95	(6,577)
Income tax benefit (expense)	788	(356)	326
Income (loss) before minority interest	3,481	(261)	(6,251)
Minority interest	(147)	(171)	—

Net income (loss)	$3,334	$(432)	$(6,251)

Earnings (loss) per unit:
Basic	$0.74	$(0.10)	$(1.38)
Diluted	$0.74	$(0.10)	$(1.38)

See accompanying notes to consolidated financial statements.

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL

AND COMPREHENSIVE INCOME (LOSS)

YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

(IN THOUSANDS)

	General Partners	Limited Partners	Total
January 1, 2000	$923	$48,379	$49,302

Net loss	(83)	(6,168)	(6,251)

Translation gain	—	13	13

Comprehensive loss	(83)	(6,155)	(6,238)

Equity based compensation	—	27	27

Distributions	(24)	(1,787)	(1,811)

December 31, 2000	$816	$40,464	$41,280

Net loss	(6)	(426)	(432)

Translation loss	—	(13)	(13)

Comprehensive loss	(6)	(439)	(445)

Partnership unit repurchase	—	(162)	(162)

December 31, 2001	$810	$39,863	$40,673

Net Income	44	3,290	3,334

Translation income	1	42	43

Comprehensive income	45	3,332	3,377

Distributions	(6)	(446)	(452)

December 31, 2002	$849	$42,749	$43,598

Weighted average units outstanding :	12/31/2002	12/31/2001	12/31/2000
Basic	4,518	4,526	4,528
Diluted	4,519	4,526	4,528

See accompanying notes to consolidated financial statements.

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000

(IN THOUSANDS)

	2002	2001	2000

Cash flows from operating activities:
Cash received from customers	$33,997	$44,918	$51,026
Cash paid to suppliers and employees	(21,841)	(30,897)	(40,515)
Interest received	416	490	585
Interest paid, net of amounts capitalized	(3,382)	(3,264)	(1,200)
Income taxes (paid)/received	(185)	(10)	77
Net cash provided by operating activities	9,005	11,237	9,973
Cash flows from investing activities:
Capital expenditures	(2,158)	(1,995)	(2,858)
Proceeds from sale of fixed assets	482	7	319
Proceeds from the sale of Port Ludlow	—	10,151
Columbia tree farm acquisition	—	(54,555)	—
Net cash used for investing activities	(1,676)	(46,392)	(2,539)
Cash flows from financing activities:
Cash distributions to unitholders	(452)	—	(1,811)
Issuance of long-term debt	—	30,000
Repayment of long-term debt	(1,110)	(3,460)	(424)
Purchase of Partnership units	—	(162)	—
Minority interest distribution	(187)	(58)	(239)
Net cash provided (used) for financing activities	(1,749)	26,320	(2,474)
Net increase (decrease) in cash and cash equivalents	5,580	(8,835)	4,960
Cash and cash equivalents:
Beginning of year	1,047	9,882	4,922
End of year	$6,627	$1,047	$9,882

Reconciliation of net income (loss) to net cash provided by operating activities:

Net income (loss)	$3,334	$(432)	$(6,251)
Cost of land sold	189	777	31
Minority interest	165	156	—
Depreciation and amortization	779	1,290	1,898
Depletion	3,085	6,408	1,001
Unit option compensation	—	—	27
Asset impairment	—	—	5,651
Loss on retirement of property and equipment	292	16	—

Increase (decrease) in cash from changes in operating accounts:

Accounts receivable	(649)	814	(351)
Work in progress	343	7,541	4,012
Contracts receivable	2,087	(3,174)	663
Other current assets	158	50	(5)
Deferred tax assets	(980)	107	273
Loan fees and other	32	(60)	(203)
Accounts payable and accrued liabilities	336	(129)	456
Restructuring	441	(630)	655
Environmental remediation	(780)	(461)	1,750
Deposits	24	(437)	85
Deferred profit	22	(568)	340
Other long-term liabilities	84	—	(21)
Other, net	43	(31)	(38)
Net cash provided by operating activities	$9,005	$11,237	$9,973

Supplemental Disclosure of non-cash investing and financing activities:

During 2002 the Partnership incurred Local Improvement District debt of $682 which represents capitalized improvement to the properties.

During 2001 in connection with its sale of Port Ludlow the purchaser assumed $476 of liabilities from the Partnership.

See accompanying notes to consolidated financial statements.

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

1.                                      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of operations:

Pope Resources, A Delaware Limited Partnership (the “Partnership”) is a publicly traded limited partnership engaged principally in managing timber resources on its own properties as well as those owned by others.  The managing general partner is Pope MGP, Inc.  The Partnership operates in three business segments: Fee Timber, Timberland Management and Consulting, and Real Estate.  Fee Timber represents the growing and harvesting of trees from owned properties.  Timberland Management and Consulting represents management and consulting services provided to third party owners of timberlands.   Real Estate consists of obtaining entitlements for properties that have been identified as having value as developed residential or commercial property and operating the Partnership’s existing commercial and residential properties in Kitsap County, Washington.  Prior to August 2001 Real Estate included the sale of single-family homes and various commercial property operations.  As described in Note 2, the majority of those real estate operations were sold during 2001.

Principles of consolidation:

The consolidated financial statements include the accounts of the Partnership and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Minority interest:

Minority interest represents Pope MGP, Inc.’s interest in the Investor Portfolio Management Business (IPMB) (see Note 9) and has been classified as a current liability since the minority interest’s share in income is generally distributed on an annual basis.

Use of estimates in financial statements:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cost of sales:

For statement of operations presentation, cost of sales consists of the Partnership’s cost basis in homes, lots, timber, other inventory sold, and direct costs incurred to make those assets saleable.  Those direct costs include the expenditures associated with the harvesting and transporting of timber and closing costs incurred in home and lot sale transactions.

Concentration of credit risk:

Financial instruments that potentially subject the Partnership to concentrations of credit risk consist principally of accounts and contracts receivable.  Foreign sales represent 6% 68% and 73% of the Partnership’s accounts receivable balance as of December 31, 2002, 2001, and 2000, respectively.  The Partnership limits its credit exposure by considering the creditworthiness of potential customers.  Losses from accounts receivable have historically been less than $10,000.  An allowance for doubtful accounts was recorded in the Canadian subsidiary of $33,000 in 2000.  In 2001 and 2002  $31,000 and $15,000 of the original allowance remained, respectively.  Use of the allowance for doubtful accounts in 2002 is attributed to the decision to close the Canadian subsidiary in 2002.  The Partnership regularly assesses the collectibility of its accounts receivables and recognizes an allowance as appropriate.  The Partnership believes that the allowance for doubtful accounts is adequate to absorb estimated losses.

Contracts receivable:

The Partnership sells land parcels under contracts requiring a minimum cash down payment of 20% and having financing terms of up to eight years at interest rates of 10%.  The Partnership reduces credit risk on contracts through collateral on the underlying land and down payment requirements. Over the past several years, there have been a steadily declining number of outstanding contracts receivable, as few new land sales have been transacted on this basis.  Existing contracts are paying off as they come due or as the result of refinancing obtained from other parties on more favorable terms.

At December 31, 2002, minimum principal payments on contracts receivable for the next five years are due as follows:

2003	$23,000
2004	1,976,000
2005	22,000
2006	21,000
2007	342,000
Thereafter	360,000

Minimum principal payments due in 2004 includes a $1.9 million note receivable resulting from the Port Ludlow sale as discussed in Note 2.  This note is secured by homes and lots in Port Ludlow and payments on this note are due as the properties are sold.

Income taxes:

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

Property, equipment, and roads:

Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from 5 to 39 years. The Partnership capitalizes the cost of building permanent roads on the tree farms and expenses temporary roads and road maintenance.  Capitalized roads are depleted as timber is harvested.  The road depletion rate is calculated by dividing the cost of capitalized roads at the beginning of the year by merchantable timber inventory.  The resulting rate is applied to timber harvested during the year to determine road depletion expense.

When facts and circumstances indicate the carrying value of properties may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the property to the projected future undiscounted cash flows.  Upon indication that the carrying value of such assets may not be recoverable, the Partnership would recognize an impairment loss, determined on the basis of fair market value, and charge this amount against current operations (See Note 2).

Timber:

The depletion rate is calculated by dividing estimated merchantable timber inventory by the cost basis of merchantable inventory as of the beginning of the year. A single depletion rate is calculated and utilized for both tree farms.  The cost of replanting acres harvested is initially capitalized as a part of pre-merchantable timber.  Then, after 40 years such costs are reclassified from pre-merchantable to merchantable timber and are then incorporated into the cost basis for purposes of calculating the depletion rate.  The cost of acquiring the Columbia tree farm was allocated to the age classes of timber purchased and are rolled into merchantable timber inventory when those stands turn 40 years old.  The combined depletion rate is then applied to all timber volume harvested which results in depletion expense.

Revenue recognition:

Revenue on timber sales is recorded when title and risk of loss passes to the buyer. Revenue on real estate sales is recorded on the date the sale closes and upon receipt of adequate down payment. The Partnership uses the installment method of accounting for real estate sales transactions until 20% of the contract sales value has been collected, at which time the full accrual method of accounting is used.  Management fees and consulting service revenues are accrued as the services are provided.  Accounts receivable includes earned but unbilled services of $21,000 and $283,000 at December 31, 2002 and 2001, respectively.

Stock based compensation:

The Partnership accounts for unit-based compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees.  Accordingly, compensation cost for unit options is measured as the excess, if any, of the fair value of the Partnership’s units at the date of grant over the amount an employee must pay to acquire the unit.  During 2000 $27,000 in compensation expense was recognized for the issuance of 5,206 unit options to a member of the board of directors for interim management services.

Unit options granted have an exercise price not less than the fair value of the Partnership’s unit price on the date of the grant.  Had compensation expense for unit option grants been recognized based on the fair value at the grant date consistent with the Black-Scholes method described in SFAS No. 123, Accounting for Stock-Based Compensation, the Partnership’s net income (loss) would have been adjusted to the pro forma amounts indicated below:

(In thousands, except per unit amounts)	2002	2001	2000
Net income (loss) as reported	$3,344	$(432)	$(6,251)

Add back employee unit based compensation expense recognized	—	—	—

Subtract proforma compensation expense under SFAS 123	(309)	(373)	(228)

Pro forma net income (loss) under SFAS No. 123	$3,035	$(805)	$(6,479)

As reported:
Basic	$0.74	$(0.10)	$(1.38)
Diluted	$0.74	$(0.10)	$(1.38)

Proforma earnings per unit:
Basic	$0.67	$(.18)	$(1.43)
Diluted	$0.67	$(.18)	$(1.43)

Unit options used in the calculation of proforma SFAS 123 compensation expense for 2002, 2001, and 2000 were 68,525, 40,250, and 44,313, respectively.  The fair value of options was calculated using the Black-Scholes option-pricing model, with the following assumptions:

	2002	2001	2000
Expected life	5 years	5 years	5 years

Risk-free interest rate

4.04

%

4.97

%

5.9

%

Dividend yield	2.20%	1.75%	2.1%
Volatility	49%	56%	49%

Foreign currency translation:

The Canadian dollar has been determined to be the functional currency for our operations in the Canadian subsidiary.  Assets and liabilities are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date.  Revenues and expenses are translated at average monthly exchange rates prevailing during the year.  There were no significant foreign exchange gains or losses in the years presented.

Comprehensive income (loss):

Comprehensive income (loss) consists of net income and foreign currency translation adjustments.  The Consolidated Statements of Partners’ Capital and Comprehensive Income (Loss) contain the disclosure and calculation of comprehensive income loss.

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

	Year Ended December 31,
	2002	2001	2000
Weighted average units outstanding (in thousands):
Basic	4,518	4,526	4,528
Dilutive effect of unit options	2	—	—
Diluted	4,520	4,526	4,528

Unit options outstanding that were not included in the calculation of income (loss) per partnership unit as they were anti-dilutive were 317,052, 185,562 and, 185,000 in 2002, 2001, and 2000, respectively.

Statement of cash flows:

The Partnership considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents.

Reclassifications:

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation.

Accounting Standards Implemented

In August 2001 the FASB issued Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.  Statement 144 supercedes Statement 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets

To Be Disposed Of, and supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for segments of a business to be disposed of.  Statement 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and eliminates the exception to consolidation of a subsidiary for which control is likely to be temporary.  This Statement was implemented on January 1, 2002 and did not have a significant impact on the Partnership’s consolidated balance sheet or statement of operations.

SFAS No. 148, “Accounting for Stock-Based Compensation—Transition and Disclosure,” is effective for fiscal years ending after December 15, 2002 and amends SFAS 123, “Accounting for Stock Based Compensation,” to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, the Statement amends the disclosure requirements of Statement 123 to require prominent disclosure in both the annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The Partnership has adopted the disclosure requirements in SFAS 148 in the December 31, 2002 consolidated financial statements.

Prospective Accounting Pronouncements

In June 2001 the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations.  Statement 143 requires entities to record the fair value of a liability for an asset retirement obligation in the period in which it is incurred.  The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset.  Statement 143 will be effective for fiscal year 2003 and the Partnership does not expect the impact of implementation of this Statement on January 1, 2003, on its consolidated balance sheet or statement of operations to be material.

In June 2002 the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities.  This Statement addresses financial reporting for costs associated with exit or disposal activities and nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  This Statement requires that a liability for costs associated with an exit or disposal activity be recognized when the liability is incurred, rather than when an entity has committed itself to an exit plan as previously allowed under Issue 94-3.  This Statement also establishes that fair value is the objective for initial measurement of the liability.  This Statement is effective for exit or disposal activities that are initiated after December 31, 2002, with early application encouraged.  The Partnership does not expect the impact of implementation of this Statement on January 1, 2003 on its consolidated balance sheet or statement of operations to be material.

FIN 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.”  This Statement elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued.  It also clarifies that the guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  The initial recognition and measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year end.  The disclosure requirements are effective for annual and interim periods ending after December 15, 2002.  The Partnership does not expect the impact of implementation of this Statement on January 1, 2003 on its consolidated balance sheet or statement of operations to be material.

2.   ASSET DISPOSITIONS

In August of 2001 the Partnership sold its real estate assets in Port Ludlow, Washington.  The assets and operations consist of a golf course, marina, 37-room inn, water and sewer services, commercial property leases, and homes and lots for retail sale. The Partnership received $10.2 million in cash, a $5.8 million note secured by homes and lots in Port Ludlow and the purchaser assumed $0.5 million in liabilities upon closing of the sale.   The balance of the note receivable at December 31, 2002 and 2001 was $1.9 million and $3.9 million, respectively.

The Partnership recorded asset impairment and restructuring charges of $9.2 million in 2000 and as a result of continued negotiations surrounding the sale, an additional $1.3 million in asset impairment cost was recorded in March 2001.

3.   LONG-TERM DEBT

Long-term debt at December 31 consists of (In Thousands):

	2002	2001
Mortgage note payable to an insurance company, with interest at 9.65%, collateralized by timberlands, with monthly interest payments and annual principal payments maturing April 2011	$12,259	$12,799

Mortgage note payable to an insurance company, with interest at 7.63%, collateralized by timberlands, with monthly interest payments and annual principal payments maturing April 2011	26,206	26,717

Local improvement district assessments, with interest ranging from 5.87% to 8%, due through 2013	774	151
	39,239	39,667

Less current portion	(1,574)	(1,075)
Total long-term debt	$37,665	$38,592

The Partnership’s debt agreements contain a required debt service coverage ratio and a debt to market capitalization ratio.  Additionally, distributions are limited to 50% of net income, excluding distributions made to offset income tax expense resulting from ownership of the Partnership units.  As of December 31, 2002, the Partnership was in compliance with its loan covenants.

At December 31, 2002 principal payments on long-term debt for the next five years are due as follows (in thousands):

2003	$1,574
2004	1,642
2005	1,613
2006	1,613
2007	1,363
Thereafter	31,434

4.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The Partnership’s financial instruments include cash and cash equivalents, accounts receivable, contracts receivable, accounts payable, and accrued liabilities, for which the carrying amount of each approximates fair value based on current market interest rates or their short-term nature. The fair value of fixed rate debt having a carrying value of $39.2 million and $39.7 million has been estimated based on current interest rates for similar financial instruments and totals $43.1 million and $41.9 million as of December 31, 2002 and 2001, respectively.

5.   INCOME TAXES

The Partnership is not subject to income taxes. Instead, partners are taxed on their share of the Partnership’s taxable income, whether or not cash distributions are paid.  However, the Partnership is subject to income taxes through operations in several of its taxable subsidiaries.  The following tables provide information on the impact of income taxes in those taxable subsidiaries.  Consolidated Partnership earnings are reconciled to earnings before income taxes in taxable subsidiary entities as follows:

(In Thousands)	2002	2001	2000
Consolidated Partnership income (loss) before income taxes (less minority interest)	$2,546	$(76)	$(6,577)
Less: Income (loss) earned in entities that pass-through pre-tax earnings to the partners	2,920	71	(4,033)
Income (loss) subject to income taxes:
Domestic	128	221	(1,095)
Foreign	(502)	(368)	(1,449)
Total income subject to taxes	$(374)	$(147)	$(2,544)

The Partnership’s Canadian subsidiary has never generated taxable income.  The provision for income taxes relating to other taxable subsidiaries of the Partnership consists of the following income tax benefit (expense):

(In Thousands)	2002	2001	2000
Current:	$(187)	$(82)	$298
Deferred	975	(274)	28
Total	$788	$(356)	$326

A reconciliation between the federal statutory tax rate and the Partnership’s effective tax rate is as follows:

	2002	2001	2000
Statutory tax on income	34%	34%	34%
Income (loss) earned in entities that pass-through pre-tax earnings to the partners	(37)%	(25)%	(21)%
Liquidation of Canadian subsidiary	(34)%	—	—
Fully reserved operating losses in subsidiaries	10%	383%	(8)%
Other	(2)%	(17)%	—
Effective income tax rate	(29)%	375%	5%

The net deferred income tax assets include the following components:

(In Thousands)	2002	2001	2000
Current (included in prepaid expenses and other)	$208	$230	$142
Non current (included in other assets)	1,045	44	239
Total	$1,253	$274	$381

The deferred tax assets (liabilities) are comprised of the following:

	2002	2001	2000
Net operating loss carryforward	$907	$—	$—
Employee related accruals	221	230	323
Depreciation	3	(26)	(44)
Other	122	70	102
	$1,253	$274	$381

As of December 31, 2002 the Partnership’s taxable subsidiaries have operating losses generated in the U.S. from liquidation of the subsidiary in Canada of $2.7 million.  This net operating loss expires, if unused, in December 31, 2022.  No valuation allowance is considered necessary as the Partnership expects to generate taxable income in its corporate subsidiaries to utilize the deferred tax assets recorded at December 31, 2002.

6.   UNIT OPTION PLAN

The Partnership’s 1997 Unit Option Plan authorized the granting of nonqualified unit options to employees, officers, and directors of the Partnership.  A total of 1,500,000 units have been reserved for issuance under the plan of which there are 1,176,200 units remaining.  Unit options are granted at prices not less than the fair value of the limited partnership units on the date of the grant.  The options generally become exercisable annually over a four-year period and have a maximum term of ten years.  Unit options vested were 118,085, 90,562, and 60,618 at December 31, 2002, 2001, and 2000, respectively.  Vested unit options had weighted average exercise prices of $20.65, $22.91, and $23.69 at December 31, 2002, 2001, and 2000, respectively.  Unit options outstanding were as follows:

	Number of units (in thousands)	Weighted average price per unit
Balance, January 1, 2000	141.4	25.39
Granted	120.7	22.30
Exercised	—	—
Expired	(77.1)	(25.30)
Balance, December 31, 2000	185.0	23.40
Granted	50.8	21.30
Exercised	—	—
Expired	(50.2)	(23.35)
Balance, December 31, 2001	185.6	22.84
Granted	178.7	12.45
Exercised	—	—
Expired	(40.5)	(21.45)
Balance, December 31, 2002	323.8	17.28

The following table summarizes information about unit options outstanding at December 31, 2002:

Price range	Options outstanding	Weighted average exercise price options outstanding	Options exercisable	Weighted average exercise price options exercisable	Weighted average remaining contractual life
$ 9 - $14	164,711	12.46	17,211	12.03	9.5
$15 - $19	53,179	19.34	38,179	19.23	7.9
$20 - $24	80,445	22.64	40,695	22.12	7.1
$25 - $30	25,500	27.25	22,000	27.16	6.6
Total	323,835	17.28	118,085	20.65	7.6

7.   EMPLOYEE BENEFITS

Employees with at least six months of service are eligible to receive benefits under a defined contribution plan (the plan).  During 2002 and 2001 the Partnership matched 50% of the employees’ contribution up to 8% of compensation.  In the first half of 2000 the Partnership made a voluntary contribution of 3% of eligible employee compensation.  In the last half of 2000 the Partnership matched 50% of the employees’ contribution up to 8% of compensation.

The Partnership’s contributions to the plan amounted to $57,000, $103,000, and $190,000, for each of the years ended December 31, 2002, 2001, and 2000, respectively.

8.   COMMITMENTS AND CONTINGENCIES

Restructuring: The Partnership decided in the fourth quarter of 2002 to close its two timberland consulting offices in Canada.  Additionally the Partnership closed two offices in Oregon and one office in British Columbia following notification by Hancock Timber Resource Group (HTRG) that they would not be renewing their management contract with Olympic Resource Management LLC in 2003.  As a result of these office closures and reduction in employees the Partnership recorded a $0.7 million restructuring charge in the fourth quarter of 2002.  Costs included in the restructuring charge are severance, lease costs, and losses on computer and software equipment used to service the HTRG contract.  Spending from the restructuring charge in 2002 was $0.2 million.  The remaining $0.5 million is expected to be paid in 2003.

Environmental remediation: The Partnership has an accrual for estimated environmental remediation costs of $0.6 million, $1.4 million and  $1.9 million as of December 31, 2002, 2001 and 2000, respectively.  Of this amount $0.4 million is expected to be expended in 2003.  The accrual represents estimated payments to be made to remedy and monitor certain areas in and around the townsite of Port Gamble.  Port Gamble is a historic town that was operated by Pope & Talbot, Inc. (P&T), a related party, until 1985 when the townsite and other assets were spun off to the Partnership.  P&T leased the mill site at Port Gamble through January 2002, when it signed an agreement with the Partnership dividing the responsibility for environmental remediation of Port Gamble between the two parties.

Based on information provided by consultants and P&T, the Partnership estimates that the cost range for cleaning up the Port Gamble townsite and surrounding area to applicable State standards is $10.0 million to $13.0 million. The environmental remediation liability at year-end is based upon an estimate of the Partnership’s portion of the clean-up costs under this agreement.

Performance bonds: In the ordinary course of business, and as part of the entitlement and development process, the Partnership is required to provide performance bonds to ensure completion of certain public facilities. The Partnership had performance bonds of $100,000 and $270,000 outstanding at December 31, 2002 and 2001, respectively.

Operating leases: The Partnership has non-cancelable operating leases for automobiles, office space, and computer equipment.  The lease terms are from 12 to 36 months.  Rent expense under the operating leases totaled $219,000, $949,000, and $1,579,000 for the years ended December 31, 2002, 2001, and 2000, respectively.

Future minimum rental payments required under non-cancelable operating leases are as follows:

Year	Amount
2003	$212,000
2004	101,000
2005	29,000

Contingencies:  The Partnership may from time to time be a defendant in various lawsuits arising in the ordinary course of business.  Management believes that loss to the Partnership, if any, will not have a material adverse effect to the Partnership’s consolidated financial condition or results of operations.

9.   RELATED PARTY TRANSACTIONS AND MINORITY INTEREST

Pope MGP, Inc. is the managing general partner of the Partnership and receives an annual management fee of $150,000.

The minority interest represents Pope MGP, Inc.’s interest in the IPMB. The 1997 amendment to the Limited Partnership Agreement authorizing management to pursue the IPMB specifies that net income from the IPMB will be split using a sliding scale allocation method, commencing with 80% to ORM, Inc., a subsidiary of Pope Resources, and 20% to Pope MGP, Inc.   The sliding scale allocation method will allocate income evenly between ORM, Inc. and Pope MGP, Inc. once net income from the IPMB reaches $7.0 million in a fiscal year.  The aforementioned amendment authorizing pursuit of the IPMB limits cumulative net expenditures to $5.0 million.. As of December 31, 2002 cumulative revenue from IPMB exceeds cumulative IPMB expenditures.

A director of Pope MGP, Inc. is also a director of Pope & Talbot, Inc. (P&T).  In 2001 and 2000, the Partnership received annual lease payments of $75,000 from P&T for lease of a log sorting and storage site (referred to above as the mill site) at Port Gamble, Washington.

10.   COMMITMENTS AND CONTINGENCIES

The Partnership’s operations are classified into three segments: Fee Timber, Timberland Management and Consulting, and Real Estate. The Fee Timber segment consists of the harvest and sale of timber from the Partnership’s 112,000 acres of fee timberland in Washington State.  The Timberland Management and Consulting segment during 2002 managed over 400,000 acres of timberland properties for third-parties and provided timberland consulting services throughout Canada and the Western United States.  Timberlands under management were in Washington, Oregon, California, and British Columbia.  For the year ended December 31, 2002 there were two major customers representing 21% and 13% of consolidated revenue.  In 2001 there was one major customer with 9% of consolidated revenue.  For the year ended December 31, 2000 there were also two major customers with 17% and 11% of consolidated revenues.

The Partnership closed its Canadian consulting offices in the fourth quarter of 2002.  In addition, as a result of the integration of timberland management into its own operations, Hancock Timber Resource Group notified the Partnership in the fourth quarter of 2002 that they would not be renewing their management contract in 2003.  Hancock Timber Resource Group represented 13%, 9%, and 11% of consolidated Partnership revenue in 2002, 2001, and 2000, respectively. Following this change the Timberland Management and Consulting segment manages approximately 158,000 acres for third-parties in Washington, Oregon, and California.

The Real Estate segment built and sold homes and lots, managed several commercial properties including a marina, golf course, sewer and water facilities, and leased commercial properties. The majority of these operations were sold in August 2001.  After the disposition, Real Estate consists of the sale of developed lots from two separate land development projects, the management of over 2,000 acres of early stage development properties, and the rental of residential and commercial properties in Port Gamble and Kingston, Washington.  All of the Partnership’s real estate activities are in Washington State.

Identifiable assets are those used exclusively in the operations of each industry segment or those allocated when used jointly. The Partnership does not allocate cash, accounts receivable, certain prepaid expenses or the Partnership’s administrative office for purposes of evaluating segment performance.  Intersegment transactions are valued at prices that approximate the price that would be charged to a major third-party customer.  Details of the Partnership’s operations by business segment for the years ended December 31, were as follows (in thousands):

	2002	2001	2000
Revenues:
Fee Timber	$23,428	$25,019	$21,444
Elimination of intersegment amounts	(130)	(20)	—
Fee Timber (External)	$23,298	$24,999	$21,444

Timberland Management and Consulting	$8,611	$11,204	$11,263
Elimination of intersegment amounts	(1,316)	(1,501)	(252)
Timberland Management and Consulting (External)	$7,295	$9,703	$11,011

	2002	2001	2000
Real Estate	$1,657	$13,146	$18,225
Elimination of intersegment amounts	(58)	(3)	(23)
Real Estate (External)	$1,599	$13,143	$18,202

Total revenue	$33,696	$49,369	$50,932
Elimination of intersegment amounts	(1,504)	(1,524)	(275)
Total revenue (External)	$32,192	$47,845	$50,657

Operating income/(loss):
Fee Timber	$9,880	$8,630	$12,781
Elimination of intersegment amounts	319	560	114
Fee Timber (External)	$10,199	$9,190	$12,895

Timberland Management and Consulting	$1,228	$2,261	$1,095
Elimination of intersegment amounts	(309)	(576)	(1,020)
Timberland Management and Consulting (External)	$919	$1,685	$75

Real Estate	$(1,647)	$(2,705)	$(12,499)
Elimination of intersegment amounts	(20)	(4)	906
Real Estate (External)	$(1,667)	$(2,709)	$(11,593)

Unallocated General and Admin	$(3,874)	$(5,130)	$(7,254)
Elimination of intersegment amounts	10	20	—
Unallocated General and Admin (External)	$(3,864)	$(5,110)	$(7,254)

Operating income	$5,587	$3,056	$(5,877)
Elimination of intersegment amounts	—	—	—
Operating income (External)	$5,587	$3,056	$(5,877)

Depreciation and Depletion:
Fee Timber	$3,164	$6,520	$1,044
Timberland Management and Consulting	190	241	208
Real Estate	57	402	1,110
Unallocated General and Admin	453	535	537
Total	$3,864	$7,698	$2,899

	2002	2001	2000
Identifiable Assets:
Fee Timber	$68,361	$70,712	$19,653
Timberland Management and Consulting	205	492	708
Real Estate	5,264	4,019	30,813
Unallocated General and Admin	12,958	8,964	9,683
Total	$86,788	$84,187	$60,857

Capital and land expenditures:
Fee timber	$1,315	$55,716	$1,047
Timberland management and consulting	179	142	193
Real estate	491	452	1,440
Unallocated General and Admin	173	240	178
Total	$2,158	$56,550	$2,858

Revenues by product line for the years ended December 31, 2002, 2001, and 2000 are as follows (in thousands):

	2002	2001	2000
Sales of forest products:
Domestic	$19,695	$19,982	$9,417
Export, indirect	3,603	5,017	6,182
Sales of homes, lots, and undeveloped acreage	871	7,647	11,249
Fees for service:
Domestic	6,634	10,983	20,472
Foreign	1,389	4,216	3,337
Total Revenue	$32,192	$47,845	$50,657

11.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED IN THOUSANDS EXCEPT PER UNIT AMOUNTS)

	Revenues	Income (loss) from Operations	Net Income (loss)	Net Income (loss) per Partnership unit basic	Net Income (loss) per Partnership unit diluted
2002
First quarter	$5,837	$738	$12	$—	$—
Second quarter(1)	9,935	1,852	1,563.35		.35
Third quarter	8,654	1,964	1,063.24		.24
Fourth quarter(2)	7,766	1,033	696.15		.15

2001
First quarter(3)	$10,805	$62	$(417)	$(.09)	$(.09)
Second quarter	15,332	1,890	624.14		.14
Third quarter	12,465	2,522	1,412.31		.31
Fourth quarter	9,243	(1,418)	(2,051)	(.46)	(.46)

(1)

Includes $0.7 million or $0.16 per diluted unit increase in the environmental remediation liability in Port Gamble, $0.2 million increase or $0.04 per diluted unit in the liability for home warranty repairs at Port Ludlow, offset against a $0.5 million or $0.11 per diluted unit tax benefit resulting from recognition of the benefit of tax losses generated as a result of the liquidation of the Canadian subsidiary.

(2)

Includes $0.7 million or $0.15 per diluted unit in restructuring costs following expiration of HTRG’s timberland management contract and closure of the timberland consulting offices in Canada offset against a$0.4 million tax benefit resulting from the restructuring of the Canadian subsidiary.

(3)	Includes $1.3 million or $0.28 per diluted unit in asset impairment costs resulting from the sale of Port Ludlow assets, which closed in August 2001.

Item  9.                                              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

As previously reported on Form 8-K, KPMG LLP was engaged as certifying accountants for Pope Resources on July 16, 2002.

PART III

Item 10.              DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

On January 9, 2002, David L. Nunes was promoted to the position of Chief Executive Officer.  Mr. Nunes was previously serving as the President and Chief Operating Officer of the Partnership.  The former Chief Executive Officer, Allen E. Symington, is continuing to serve the Partnership in an advisory capacity.

General Partner

The Partnership has no directors.  As a result the Board of Directors of its managing general partner, Pope MGP, Inc. (the “General Partner”), serves in that capacity.   The General Partner’s address is the same as the address of the principal offices of the Partnership.  Pope MGP, Inc. receives $150,000 per year for acting as managing general partner of the Partnership.

The following table identifies the officers and directors of the General Partner as of March 1, 2003. Officers of the General Partner hold identical offices with the Partnership.

Name	Age	Position and Background

David L. Nunes(2)	41

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

Thomas M. Ringo	49

Vice President and CFO from December 2000 to present. Senior Vice President Finance and Client Relations from June 1996 to December 2000. Vice President Finance from November 1991 to June 1996.  Treasurer from March 1989 through October 1991 of Pope MGP, Inc. and the Partnership.  Tax Manager of Westin Hotel Company, 1985 to March 1989.  Tax Consultant for Price Waterhouse, 1981 to 1985.

Douglas E. Norberg (1), (3), (4)	62

Director; Vice Chairman, Wright Runstad & Company, since 2000; President, Wright Runstad & Company, 1975 until 2000.  Wright Runstad & Company is in the business of real estate investing, development, and management.

Peter T. Pope(1), (4)	68	Director; Chairman of the Board of Pope & Talbot, Inc., 1971 to 1999. Mr. Pope retired as CEO of Pope & Talbot in 1999. Mr. Pope is also a director and President of Pope EGP, Inc.

Joseph 0. Tobin II(1), (3), (4)	49	Director; private investor, 2000 to present.

Marco F. Vitulli(2), (3), (4)	68	Director; President, Vitulli Ventures Ltd., 1980 to present. Vitulli Ventures Ltd. is in the business of real estate investments.

1)       Class A Director

2)       Class B Director

3)       Member of the Audit Committee

4)       Member of the Human Resources Committee

Board of Directors of the Managing General Partner

Board Composition.  The Managing General Partner’s Articles of Incorporation provide that directors are divided into two classes, each class serving a period of two years.  Approximately one-half of the members of the Board of Directors are elected by the Managing General Partner’s shareholders annually.   The terms of the Class A directors expire on December 31, 2004, and the terms of the Class B directors expire on December 31, 2003.  The directors’ election to the Managing General Partner’s Board of Directors is subject to a voting agreement between the Managing General Partner’s two shareholders, Mr. Pope and Ms. Emily T. Andrews.  Mr. Pope serves as his own appointee, and Mr. Tobin serves as Ms. Andrews’ appointee to the Board of Directors.  The Managing General Partner’s Board of Directors met 8 times in 2002 to discuss Partnership matters.

Audit Committee.  The Audit Committee of the General Managing Partner’s Board of Directors is comprised of three outside directors who comply with Nasdaq’s qualification requirements for audit committee members.  During the year, the Audit Committee reviewed with the Partnership’s management and with its independent public accountants the scope and results of the Partnership’s internal and external audit activities and the adequacy of the Partnership’s internal accounting controls. The committee also reviewed current and emerging accounting and reporting requirements and practices affecting the Partnership.  The audit committee met to discuss the Partnership 4 times during 2002.

Human Resources Committee.  The Committee is responsible for (1) establishing compensation programs for executive officers and senior management of the Partnership designed to attract, motivate, and retain key executives responsible for the success of the Partnership as a whole; (2) administering and maintaining such programs in a manner that will benefit the long-term interests of the Partnership and its unit holders; and (3) determining the salary, bonus, stock option and other compensation of the Partnership’s executive officers and senior management. The human resources committee met to discuss the Partnership 3 times during 2002.

Beneficial Ownership and Section 16(a) Reporting Compliance

The Partnership is a reporting company pursuant to Section 12 of the Securities Exchange Act of 1934 (“Exchange Act”).  Under Section 16(a) of the Exchange Act, and the rules promulgated hereunder, directors, officers, greater than 10% shareholders, and certain other key personnel (the “Reporting Persons”) are required to report their ownership and any change in ownership of Partnership units to the Securities and Exchange Commission.  The Partnership believes that with the one exception described below, the Reporting Persons have complied with all Section 16(a) filing requirements applicable to them.  In making the foregoing statement, the Partnership has relied solely upon oral or written representations of the Reporting Persons, and copies of the reports that the Reporting Persons have filed with the SEC.

On February 17, 2003 Joseph O. Tobin II filed a report on Form 5 amending certain prior disclosures of ownership that may have been attributed to Mr. Tobin indirectly and which have, since October 17, 2002, been held by Mr. Tobin directly.

Item 11.              EXECUTIVE COMPENSATION

The following table sets forth certain information concerning the cash compensation paid to each of the five most highly compensated executives of the Partnership (the “Named Executives”) in fiscal year 2002, 2001 and 2000.   The titles used in this Item 11 correspond to these persons’ titles during 2002.

Summary Compensation Table

	Annual Compensation					Long-term Compensation
Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Other Annual Compensation ($)(2)	All Other Compensation ($)(3)	LTIP Payments ($)(4)

David L. Nunes	2002	223,075	155,250		5,500	15,111
President and CEO	2001	175,000	57,188		5,250	15,103
	2000	148,275	112,714	15,000	5,250	3,896

Thomas M Ringo	2002	148,174	78,750		5,500	15,111
V.P. and CFO	2001	143,199	33,781		5,250	5,343
	2000	143,199	85,102	15,000	5,250	5,044

Jon Rose	2002	115,774	44,203		5,205	—
Director Real Estate	2001	98,462	15,753		4,467	—
	2000	79,490	113,211	15,000	4,329	3,769

John Shea	2002	97,521	37,500		4,315	15,111
Director Business Development	2001	86,500	15,262		4,556	4,315
	2000	81,996	27,406	15,000	3,324	3,769

Allen E. Symington(5)	2002	194,867	—		6,000	—
Former Chairman and CEO	2001	200,000	49,313		5,250	15,075
	2000	66,667	58,000		—

Gary Tucker(6)	2002	—	—		—	—
Retired President and CEO	2001	—	—		—	7,607
	2000	277,586	—		5,250	15,117

(1)	Amounts represent bonuses or commissions earned in the year shown but paid after year-end.

(2)	During 2000, the Partnership stopped providing company vehicles to certain executives. The $15,000 payment represents a one-time payment made as a result of this change.

(3)	Amounts represent contributions to the Partnerships 401(k) plan.

(4)

The LTIP payments are made from Pope MGP’s share of the IPMB.  Amounts shown above are earned in the year specified and paid in the subsequent year.  See “Long-Term Incentive Plans – Awards in Last Fiscal Year”.

(5)	Mr. Symington is now serving the Partnership in an advisory capacity.

(6)	Mr. Tucker retired from the Partnership in May 2000.

Compensation Pursuant To Unit Options

During 2002 unit options were issued at the unit market value as follows:

Individual Grants				Potential realizable value at assumed annual rates of stock price appreciation for term of option
Name	# of securities underlying Options Granted	% of total options granted to employees in fiscal year		Exercise Price	Expiration date	5%	10%

David L. Nunes President and CEO	45,000	36		12.51	03/20/12	$354,036	$897,198
			%

Thomas M. Ringo V.P. and CFO	22,500	18		12.51	03/20/12	177,018	448,599
			%

Jon Rose Director Real Estate	12,000	10		12.51	03/20/12	94,410	239,253
			%

John Shea Director Business Development	12,000	10		12.51	03/20/12	94,410	239,253
			%

Aggregated Option Exercises

The following table provides information on option exercises in fiscal 2002 by the named executive officers and the value of exercisable and unexercisable unit options at December 31, 2002.

	Units Acquired on Exercise	Value Realized	Number of securities underlying unexercised options at year-end (#)		Value of unexercised in-the- money options at year-end ($)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable

David L. Nunes President and CEO	—	—	11,250	55,500	—	—

Thomas M. Ringo V.P. and CFO	—	—	11,750	31,125	—	—

Jon Rose Director Real Estate			1,875	15,125

John Shea Director Business Development			500	13,500

Allen E. Symington Former Chair. and CEO	—	—	30,000	15,000	—	—

Long-Term Incentive Plans-Awards in Last Fiscal Year

During 2003 the following awards were made from the Long-Term Incentive Plan based upon 2002 operating results for the IPMB:

Name and Principal Position	Award ($)(1)	Performance Period
David L. Nunes President and CEO	$15,111	1/1/2002 to 12/31/2002
Thomas M. Ringo V.P. and CFO	$15,111	1/1/2002 to 12/31/2002
John Shea Director Business Development	$15,111	1/1/2002 to 12/31/2002

(1)                                  Awards from the LTIP are made based upon performance of the Investor Portfolio Management Business (IPMB) during 2002 and are contingent upon the officer’s employment with the Partnership on the last day of the award year.  LTIP payments are made from Pope MGP’s share of the IPMB.

Equity Compensation Plan Information

The following table presents certain information with respect to the Partnership’s equity compensation plans and awards thereunder.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders	323,800	17.28	1,176,200
Total	323,800	17.28	1,176,200

Compensation of General Partner’s Directors

Compensation of the outside directors of Pope MGP, Inc. consists of a monthly retainer of $1,500 plus a $1,000 per day fee for each board meeting attended and $500 for participation in a board meeting via telephone.  Outside directors have the option of receiving their $1,500 monthly board retainer in unit options. The number of options granted is based upon the fair value of the options on the date of grant.  All option grants were made pursuant to the Partnership’s 1997 Unit Option Plan for their service as directors of Pope MGP, Inc.

For the year ended December 31, 2002, three outside directors each received 5,737 options with strike prices ranging from $9.30 to $14.75.  The outside directors were also granted 9,000 units with an exercise price of $12.51 in March 2002.  The fourth outside director elected to have his retainer paid in cash.

For the year ended December 31, 2001, the four outside directors each received 3,189 options with strike prices ranging from $14.75 to $22.00.  The outside directors were also granted 3,000 units with an exercise price of $22.00 in March 2001.

For the year ended December 31, 2000, three outside directors were granted 3,000 unit options each at a strike price of $24.13 and one director was granted 4,537 unit options at a strike price of $22.25 for service as lead director.  One outside director was granted 5,206 unit options at a weighted average exercise price of $21.35 as compensation for interim oversight services.  Compensation expense of $27,000 was recognized in 2000 as a result of this option grant.

Unit Option Plan

The Partnership’s 1997 Unit Option Plan authorizes the granting of nonqualified unit options to employees, officers, and directors of the Partnership.  A total of 1,500,000 units have been reserved for issuance under the plan.  Unit options are granted at prices not less than the fair value of the limited partnership units on the date of the grant, and currently range from $9.30 to $27.88 per unit.  The options generally become exercisable annually over a four-year period and have a maximum term of ten years.  Unit options issued and outstanding at December 31, 2002 and 2001 were 323,835 and 185,562, respectively, and unit options vested at December 31, 2002 and 2001 were 118,085 and 90,562, respectively. To date, 8,625 unit options have been exercised.  The units issuable under the unit options have been registered on a Form S-8 registration statement.

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

Employee Benefit Plans

Employees with at least six months of service are eligible to receive benefits under a defined contribution plan. During 2002 and 2001 the Partnership matched 50% of the employees’ contribution up to 8% of compensation.  In the first half of 2000, the Partnership made a voluntary contribution of 3% of eligible employee compensation.  In the last half of 2000 the Partnership matched 50% of the employees’ contribution up to 8% of compensation.  Partnership contributions to the plan amounted to $57,000, $103,000, and $190,000, for each of the years ended December 31, 2002, 2001, and 2000, respectively.  Employees become fully vested over a six-year period in the Partnership’s contribution.

Employment Contracts

Symington Arrangements. On August 31, 2000, the Company entered into a three-year Employment Agreement with Mr. Symington under which he served as the Company’s Chairman and Chief Executive Officer. Under that Employment Agreement, Mr. Symington received an annual salary of $200,000, an annual bonus of up to 45% of his base salary based upon attainment of performance criteria, and a $25,000 signing bonus. He also received 45,000 unit options under the Company’s 1997 Unit Option Plan, which vest over three years, and are exercisable for four years after termination of employment. Options to purchase 30,000 units are currently vested and 15,000 units vest next year.  The Company agreed to pay Mr. Symington his salary of $200,000, in equal monthly installments through the end of his employment agreement (August 2003), and to permit continued vesting of his unit options.

Supplemental Retirement Plan.  The Partnership has a supplemental retirement plan for George H. Folquet, a retired key employee.  The plan provides for a retirement income of 70% of his base salary at retirement after taking into account both 401(k) and Social Security benefits.  The Partnership accrued $181,000 for this benefit in 1995 and an additional $109,000 in 2002 and pays $25,013 under the plan annually based on an approximation of the cost of purchasing a life annuity paying the aforementioned benefit amount.  The balance of the liability as of December 31, 2002 was $200,026.

Report of the Human Resources Committee on Executive Compensation

The Human Resources Committee of the General Partner’s Board of Directors (the “Committee”) has furnished the following report on the Partnership’s executive compensation for fiscal year 2002.  The Committee’s report is intended to describe in general terms the process the Committee undertakes and the matters it considers in determining the appropriate compensation for the Partnership’s executive officers, Mr. Nunes and Mr. Ringo.

Responsibilities and Composition of the Committee

The Committee is responsible for (1) establishing compensation programs for executive officers of the Partnership designed to attract, motivate, and retain key executives responsible for the success of the Partnership as a whole; (2) administering and maintaining such programs in a manner that will benefit the long-term interests of the Partnership and its unit holders; and (3) determining the salary, bonus, unit option, and other compensation of the Partnership’s executive officers.

The Committee is currently composed of Douglas E. Norberg, Peter T. Pope, Joseph O. Tobin II, and Marco F. Vitulli.  Mr. Pope serves as committee chair.   None of the members are officers or employees of the Partnership or the General Partner.

Compensation Philosophy

The Partnership’s strategic plan is to focus on growing its fee timber and timberland management businesses.  The Partnership’s growth strategy consists of the following elements:

•     Add to owned timberland asset base;

•     Build third-party service business by providing cost-effective timberland management and forestry consulting services;

•     Focus real estate activities on where we can add the most value; and

•     Support operations with appropriate, efficient levels of overhead.

The achievement of these goals is intended to create long-term value for the Partnership’s unitholders.

The Committee believes that compensation of the Partnership’s Chief Executive Officer, other executive officers and key personnel should be based to a substantial extent on achievement of the goals and strategies that the Partnership has established and enunciated.

When establishing salaries, bonus levels, and unit option awards for executive officers, the Committee considers (1) the Partnership’s performance during the past year and recent quarters in meeting its financial and other performance goals; (2) the individual’s performance during the past year and recent quarters; and (3) the salaries of executive officers in similar positions with companies of comparable size, maturity and pursuing similar objectives, and other companies within the timber industry.  With respect to executive officers other than the Chief Executive Officer, the Committee takes into consideration the recommendations of the Chief Executive Officer.  The method for determining compensation varies from case to case based on a discretionary and subjective determination of what is appropriate at the time.

Compensation Programs and Practices

The Partnership’s compensation program for executives consists of four key elements:  (1) base salary; (2) a performance-based annual bonus; (3) periodic grants of unit options; and (4) IPMB award payments (referred to above as long-term incentive plan).

The Committee believes that this four-part approach best serves the interests of the Partnership and its unitholders.  It enables the Partnership to meet the requirements of the highly competitive environment in which it operates, while ensuring that executive officers are compensated in a way that advances both the short- and long-term interests of unitholders.  The variable, annual bonus permits individual performance to be recognized and is based, in significant part, on an evaluation of the contribution made by the officer to the Partnership’s overall performance.  Unit options relate a significant portion of long-term remuneration directly to unit price appreciation.  This type of compensation is intended to align the interests of option holders and of the Partnership’s unitholders, and further serve to promote an executive’s continued service to the organization.  IPMB awards encourage business growth in the Partnership’s third-party timberland management and forestry consulting businesses.

Base Salary.  Base salaries for the Partnership’s executive officers are developed and approved by the Human Resources Committee with periodic consultation provided by Towers Perrin, a nationally recognized compensation-consulting firm. Base salary amounts for executive officers take into account such factors as competitive industry salaries, an executive’s scope of responsibilities, and individual performance and contribution to the organization.  The Committee obtains executive compensation data through Towers Perrin who has developed salary surveys that reflect a peer group of other timber companies, including companies of different sizes. This data is integral to the Committee’s deliberations and conclusions regarding appropriate levels of executive compensation.  To the extent it deems appropriate, the Committee also considers general economic conditions within the area and within the industry.

Annual Bonus.  Executive officers have an annual incentive (bonus) opportunity with awards based on the overall performance of the Partnership and on specific individual performance targets.  The performance targets may be based on one or more of the following criteria: successfully pursuing the Partnership’s growth strategies, maintaining sound asset quality, improving productivity, and increasing earnings and return on equity.

The size of the bonus pool is based upon an assessment of the Partnership’s performance as compared to both budgeted and prior fiscal year performance and the extent to which the Partnership achieved its overall goals.  Once the bonus pool is determined, the Chief Executive Officer makes individual bonus recommendations to the Human Resources Committee, within the limits of the pool, for eligible employees based upon an evaluation of their individual performance and contribution to the Partnership’s overall performance.

Unit Options.  The Committee follows a compensation philosophy that includes unit options as a long-term incentive program for management.  The Partnership’s use of unit-based compensation focuses on the following guiding principles: (1) unit-based compensation has been and will continue to be an important element of employee pay, (2) the grant of unit options will be based on performance measures within the employee’s control, (3) owning units is an important ingredient in forming the partnership between employees and the organization, and (4) ownership of significant amounts of the Partnership’s units by executives and senior officers of the Partnership will facilitate aligning management’s goals with the goals of unitholders. The Committee anticipates that it will continue to emphasize unit-based compensation in the future.

IPMB Award.  The IPMB awards are paid from Pope MGP’s share of earnings from the IPMB.  Awards are paid in a lump sum following the year in which the award was earned.

Chief Executive Officer Compensation

In fiscal year 2001 Mr. Symington served as Chief Executive Officer and Mr. Nunes served as President and COO, of the Partnership and the General Partner.  Since Mr. Symington’s retirement on January 9, 2002, Mr. Nunes has been serving as Chief Executive Officer and President.  In evaluating the compensation of Mr. Nunes for services rendered in 2002, the Committee considered both quantitative and qualitative factors.

In looking at quantitative factors, the Committee reviewed the Partnership’s 2002 financial results and compared them with the Partnership’s 2002 budget and actual financial results for 2001. Specifically, the Committee considered the following:

•     Impact of product markets on results

•     Amount of new timberland management and consulting business added

•     Elimination of unprofitable operations and reductions in overhead costs

In addition to these quantitative accomplishments, the Committee also considered certain qualitative accomplishments by Mr. Nunes in 2002.  Specifically, the Committee considered the following:

•       Assessment and implementation of plan for high-yield forestry applications on owned timberlands,

•       Negotiation of key contracts for timberland management services and other non-log revenues,

•       Closure of timberland consulting offices in Canada.

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

Conclusion

The Committee believes that for 2002 the compensation terms for Mr. Nunes, as well as for the other executive officers, were clearly related to the realization of the goals and strategies established by the Partnership.   Further, based on our consideration of all factors, bonuses were paid in March 2003 based on 2002 performance.

Douglas E. Norberg

Peter T. Pope

Joseph O. Tobin II

Marco F. Vitulli

Performance Graph

The following graph shows a five-year comparison of cumulative total stockholder returns for the Partnership, the Standard and Poor’s Forest Products Index, and the Wilshire 4500 for the five years ended December 31, 2002.  The total stockholder return assumes $100 invested at the beginning of the period in the Partnership’s units the Standard and Poor’s Forest Products Index, and the Wilshire 4500.  The graph assumes distributions are reinvested.

Total Shareholder Return for the previous 1 year:

	12/31/1998	12/31/1999	12/31/2000	12/31/2001	12/31/2002

Pope Resources	9.88%	-8.85%	-14.60%	-39.8%	-30.8%
Standard and Poor’s Forest Products Index	1.99%	39.82%	-16.75%	0.82%	-14.44%
Wilshire 4500	8.63%	35.48%	-15.78%	-9.31%	-17.80%

Indexed Total Return: Stock Price Plus Reinvested Dividends

	12/31/1997	12/31/1998	12/31/1999	12/31/2000	12/31/2001	12/31/2002

Pope Resources	$100.00	$109.88	$100.15	$85.53	$51.49	$35.63
Standard and Poor’s Forest Products Index	$100.00	$101.99	$142.60	$118.71	$119.68	$102.39
Wilshire 4500	$100.00	$108.63	$147.17	$123.95	$112.40	$92.40

Item 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Unit Holders

As of March 7, 2003, the following persons were known or believed by the Partnership to be the beneficial owners of more than 5% of the outstanding Partnership units:

Name and Address of Beneficial Owner	Number of Units(1)		Percent of Class
Private Capital Management, Inc. 3003 Tamiami Trail North Naples, FL 33940	1,643,617	(2)	36.4

Emily T. Andrews 600 Montgomery Street 35th Floor San Francisco, CA 94111	557,100	(3)	12.3

Peter T. Pope 1500 S.W. 1st Avenue Portland, OR 97201	313,435	(4)	7.0

(1)	Each beneficial owner has sole voting and investment power unless otherwise indicated. Includes unit options exercisable within 60 days.

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

(4)	Includes (a) 53,420 units held in trust for his children, and (b) 60,000 units held by Pope MGP, Inc. and Pope EGP, Inc., as to which he shares investment and voting power.

Management

As of February 28, 2003, the beneficial ownership of the Partnership units of (1) the general partners of the Partnership, (2) the directors of the Partnership’s general partners, (3) the Named Executives, and (4) the Partnership’s general partners, directors and officers as a group, was as follows. **

Name	Position and Offices	Number of Units(1)		Percent of Class

David L. Nunes	Chief Executive Officer and President, Pope MGP, Inc. and the Partnership; Director, Pope MGP, Inc.	41,753			*

Thomas M. Ringo	Vice President and CFO, Pope MGP, Inc. and the Partnership	23,405			*

Peter T. Pope	Director, Pope MGP, Inc. and Pope EGP, Inc.; President, Pope EGP, Inc.	327,911	(2)	7.0

Joseph O. Tobin II	Director, Pope MGP, Inc.	107,070	(3)	2.3

Pope EGP, Inc.	Equity General Partner of the Partnership	54,000		1.2

Pope MGP, Inc.	Managing General Partner of the Partnership	6,000			*

Douglas Norberg	Director, Pope MGP, Inc.	39,519	(4)		*

Marco Vitulli	Director, Pope MGP, Inc.	17,439	(5)		*

All general partners, directors and officers of general partners, and officers of the Partnership as a group (6 individuals and 2 entities)		554,697	(6)	12.3

* Less than 1%

** The address of each of these parties is C/O Pope Resources, 19245 Tenth Avenue NE, Poulsbo, WA 98370.

(1)	Each beneficial owner has sole voting and investment power unless otherwise indicated. Includes unit options that are exercisable within 60 days.

(2)

Includes (a) 53,420 units held in trust for his children, (b) 60,000 units held by Pope MGP, Inc. and Pope EGP, Inc., as to which he shares investment and voting power, and (c) options to purchase 14,476 units in lieu of cash compensation for director services.

(3)

Includes (a) currently exercisable options to purchase 14,476 units issued to Mr. Tobin in lieu of cash compensation for director services, and (b) 65,950 units owned by Edith Tobin, Mr. Tobin’s wife, and (c) 13,044 units held in trust for Mr. Tobin’s children.

(4)	Includes currently exercisable options to purchase 31,469 units issued to Mr. Norberg in lieu of cash compensation for director services.

(5)	Includes currently exercisable options to purchase 15,989 units issued to Mr. Vitulli in lieu of cash compensation for director services.

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

General Partner Fee.  Pope MGP, Inc. receives an annual fee of $150,000, and reimbursement of administrative costs for its services as managing general partner of the Partnership, as stipulated in the Partnership Agreement.

Minority Interest Payments.  The minority interest represents Pope MGP, Inc.’s interest in the IPMB. Net income from the IPMB is paid 80% to ORM, Inc. and 20% to Pope MGP, Inc. until net income from the IPMB reaches $7.0 million in a fiscal year, at which time income will be allocated evenly between ORM, Inc. and Pope MGP, Inc.

P&T Lease Payments.  Mr. Pope, a director of Pope MGP, Inc., is also a director of P&T.  In 2001 and 2000, the Partnership received lease payments of $75,000 from P&T for lease of a log sorting and storage site at Port Gamble, Washington.  P&T also leases an art collection from the Partnership.  Revenue received from the art lease is $15,000 annually for the three-year period ended December 31, 2002.

PART IV

Item 14.                          CONTROLS AND PROCEDURES.

The Partnership’s management maintains an adequate system of internal controls to promote the timely identification and reporting of material, relevant information.  Those controls include requiring executive management and all managers in accounting roles to sign a Code of Ethics (See Exhibit 99.4 to this report).  Additionally the Partnership’s senior management team meets regularly to discuss significant transactions and events effecting the Partnership’s operations.  The Partnership’s President & CEO, and V.P. & CFO, lead these meetings and consider whether topics discussed represent information that should be disclosed under the rules of the SEC.   The Board of Directors of the Partnership’s general partner includes an Audit Committee.  The Audit Committee reviews the earnings release and all reports on Form 10-Q and 10-K prior to their filing.  The Audit Committee is responsible for hiring the Partnership’s external auditors and meets with those auditors at least three times each year.

The Partnership’s President & CEO and V.P. & CFO are responsible for establishing and maintaining disclosure controls and procedures.  They have designed such controls to ensure that others make all material information known to them within the organization.  Management regularly evaluates ways to improve internal controls.

On January 28, 2003 our executive officers completed an evaluation of the disclosure controls and procedures and has determined them to be functioning properly and effectively.  They did not discover any significant deficiencies or material weaknesses within the controls and procedures that required modification.  Since the completion of that evaluation, there have been no significant changes in internal controls or in other factors that could significantly affect internal controls.

Item 15.                            EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

Financial Statements

Financial Statement Schedules

Environmental Remediation

	Balances at the Beginning of the Period	Charged to Costs and Expenses	Deductions	Balances at the End of the Period
Year Ended December 31, 2000	$120,000	$1,956,000	$206,000	$1,870,000
Year Ended December 31, 2001	1,870,000	—	461,000	1,409,000
Year Ended December 31, 2002	1,409,000	730,000	1,510,000	629,000

Reports on Form 8-K

On October 21, 2002 the registrant filed a Current Report on Form 8-K disclosing the expiration and non-renewal of a material contract relating to its timber management and consulting segment.

On February 14, 2002 the registrant filed a Current Report on Form 8-K with the Partnership’s earnings release for the quarter and year ended December 31, 2002.

Exhibits.

No.	Document

3.1	Certificate of Limited Partnership.(1)

3.2	Limited Partnership Agreement, dated as of November 7, 1985.(1)

3.3	Amendment to Limited Partnership Agreement dated December 16, 1986.(2)

3.4	Amendment to Limited Partnership Agreement dated March 14, 1997.(4)

3.5	Certificate of Incorporation of Pope MGP, Inc.(1)

3.6	Amendment to Certificate of Incorporation of Pope MGP, Inc.(3)

3.7	Bylaws of Pope MGP, Inc.(1)

3.8	Certificate of Incorporation of Pope EGP, Inc.(1)

3.9	Amendment to Certificate of Incorporation of Pope EGP, Inc.(3)

No.	Document
3.10	Bylaws of Pope EGP, Inc.(1)

4.1	Specimen Depositary Receipt of Registrant.(1)

4.2	Limited Partnership Agreement dated as of November 7, 1985, as amended December 16, 1986 and March 14, 1997 (see Exhibits 3.2, 3.3 and 3.4).

9.1

Shareholders Agreement entered into by and among Pope MGP, Inc., Pope EGP, Inc., Peter T. Pope, Emily T. Andrews, P&T, present and future directors of Pope MGP, Inc. and the Partnership, dated as of November 7, 1985 included as Appendix C to the P&T Notice and Proxy Statement filed with the Securities and Exchange Commission on November 12, 1985, a copy of which was filed as Exhibit 28.1 to the Partnership’s registration on Form 10 identified in footnote (1 below.(1)

10.1	Transfer and Indemnity Agreement between the Partnership and P&T dated as of December 5, 1985.(1)

10.2	Management Agreement between the Partnership and P&T dated as of December 5, 1985.(1)

10.3	Environmental Remediation Agreement(11)

10.4	1997 Unit Option Plan Summary.(5)

10.5	Audit Committee Charter.(10)

10.6	Employment Agreement between the Partnership and Allen E. Symington, dated August 31, 2000.(9)

10.7	Master Timber Management Agreement between Hancock Natural Resource Group, Inc. and Olympic Resource Management LLC, dated January 1, 1998.(10)

10.8	First Amendment to Master Timber Management Agreement between Hancock Natural Resource Group, Inc. and Olympic Resource Management LLC, dated July 26, 1999.(10)

10.9	Second Amendment to Master Timber Management Agreement between Hancock Natural Resource Group, Inc. and Olympic Resource Management LLC, dated February 9, 2000.(10)

10.10	Third Amendment to Master Timber Management Agreement between Hancock Natural Resource Group, Inc. and Olympic Resource Management LLC, dated December 1, 2000.(10)

10.11	Master Timber Management Agreement between Hancock Natural Resource Group, Inc. and H.A. Simons Ltd., dated December 5, 1997.(10)

10.12	First Amendment to Master Timber Management Agreement between Hancock Natural Resource Group, Inc. and ORM Resources Canada Ltd., dated December 29, 1998.(10)

10.13	Second Amendment to Master Timber Management Agreement between Hancock Natural Resource Group, Inc. and ORM Resources Canada Ltd., dated July 26, 1999.(10)

10.14	Third Amendment to Master Timber Management Agreement between Hancock Natural Resource Group, Inc. and ORM Resources Canada Ltd., dated August 6, 1999.(10)

10.15	Fourth Amendment to Master Timber Management Agreement Hancock Natural Resource Group, Inc. and ORM Resources Canada Ltd., dated December 23, 1999.(10)

No.	Document
10.16	Fifth Amendment to Master Timber Management Agreement between Hancock Natural Resource Group, Inc. and ORM Resources Canada Ltd., dated December 1, 2000.(10)

10.17	Management Agreement, dated as of March 22, 2000, by and between Pioneer Resources I, LLC and Olympic Resource Management LLC.(6)

10.18	First Amendment to Management Agreement between Pioneer Resources I, LLC and Olympic Resource Management LLC, dated September 7, 2000.(10)

10.19	Second Amendment Management Agreement between Pioneer Resources I, LLC and Olympic Resource Management LLC, dated June 29, 2001.(10)

10.20

Deed of Trust, Fixture Filing and Security Agreement with Assignment of Rents between Pioneer Resources I, LLC, Olympic Resource Management LLC, and Oregon Title Insurance Company, dated April 7, 2000.(6)

10.21	Timberland Deed of Trust and Security Agreement with Assignment of Rents between Pope Resources, Jefferson Title Company and John Hancock Mutual Life Insurance Company, dated April 29, 1992.(10)

10.22

Amendment to Timberland Deed of Trust and Security Agreement with Assignment of Rents between Pope Resources, Jefferson Title Company and John Hancock Mutual Life Insurance Company, dated May 13, 1992.(10)

10.23

Second Amendment to Timberland Deed of Trust and Security Agreement with Assignment of Rents between Pope Resources, Jefferson Title Company and John Hancock Mutual Life Insurance Company, dated May 25 1993.(10)

10.24

Third Amendment to Timberland Deed of Trust and Security Agreement with Assignment of Rents between Pope Resources, Jefferson Title Company and John Hancock Mutual Life Insurance Company, dated December 19, 1995.(10)

10.25

Fourth Amendment to Timberland Deed of Trust and Security Agreement with Assignment of Rents between Pope Resources, Jefferson Title Company and John Hancock Mutual Life Insurance Company, dated December 20, 1999.(10)

10.26

Amended and Restated Timberland Deed of Trust and Security Agreement with Assignment of Rents and Fixture Filing between Pope Resources and John Hancock Life Insurance Company, dated March 29, 2001.(10)

10.27	Promissory Note from Pope Resources to John Hancock Mutual Life Insurance Company, dated April 29, 1992. (10)

10.28	Amendment to Promissory Note from Pope Resources to John Hancock Mutual Life Insurance Company, dated May 25, 1993.(10)

10.29	Second Amendment to Promissory Note from Pope Resources to John Hancock Mutual Life Insurance Company, dated December 19, 1995.(10)

10.30	Third Amendment to Promissory Note from Pope Resources to John Hancock Mutual Life Insurance Company, dated December 20, 1999.(10)

10.31	Fourth Amendment to Promissory Note from Pope Resources to John Hancock Mutual Life Insurance Company, dated March 29, 2001.(10)

No.	Document
10.32

Timberland Purchase and Sale Agreement for the Southwest Washington Timberlands by and among Plum Creek Timberlands, L.P. and Plum Creek Marketing, Inc., as Seller and Pope Resources, a Delaware Limited Partnership as Purchaser, dated February 12, 2001.(7)

10.33	Note Purchase Agreement between Pope Resources, John Hancock Life Insurance Company and John Hancock Variable Life Insurance Company, dated March 29, 2001.(10)

10.34	Class A Fixed Rate Senior Secured Note from Pope Resources to John Hancock Life Insurance Company, dated March 29, 2001, in the principal amount of $23,500,000.(10)

10.35	Class A Fixed Rate Senior Secured Note from Pope Resources to John Hancock Life Insurance Company, dated March 29, 2001 in the principal amount of $4,500,000.(10)

10.36	Class A Fixed Rate Senior Secured Note from Pope Resources to John Hancock Variable Life Insurance Company, dated March 29, 2001, in the principal amount of $2,000,000.(10)

10.37

Timberland Deed of Trust and Security Agreement With Assignment of Rents and Fixture Filing between Pope Resources, Jefferson Title Company and John Hancock Life Insurance Company, dated March 29, 2001.(10)

10.40	Real Estate Purchase and Sale Agreement between Pope Resources and HCV Pacific Partners LLC, dated January 12, 2001.(8)

10.41	Amendment No. 1 to the Real Estate Purchase and Sale Agreement between Pope Resources and HCV Pacific Partners LLC, dated February 8, 2001.(8)

10.42	Amendment No. 2 to the Real Estate Purchase and Sale Agreement between Pope Resources and HCV Pacific Partners LLC, dated February 14, 2001.(8)

10.43	Amendment No. 3 to the Real Estate Purchase and Sale Agreement between Pope Resources and HCV Pacific Partners LLC, dated February 27, 2001.(8)

10.44	Amendment No. 4 to the Real Estate Purchase and Sale Agreement between Pope Resources and HCV Pacific Partners LLC, dated March 26, 2001.(8)

10.45	Amendment No. 5 to the Real Estate Purchase and Sale Agreement between Pope Resources and HCV Pacific Partners LLC, dated May 15, 2001.(8)

10.46	Amendment No. 6 to the Real Estate Purchase and Sale Agreement between Pope Resources and HCV Pacific Partners LLC, dated May 18, 2001.(8)

10.47	Amendment No. 7 to the Real Estate Purchase and Sale Agreement between Pope Resources and HCV Pacific Partners LLC, dated May 25, 2001.(8)

10.48	Amendment No. 8 to the Real Estate Purchase and Sale Agreement between Pope Resources and HCV Pacific Partners LLC, dated June 1, 2001.(8)

10.49	Amendment No. 9 to the Real Estate Purchase and Sale Agreement between Pope Resources and HCV Pacific Partners LLC, dated June 13, 2001.(8)

10.50	Amendment No.10 to the Real Estate Purchase and Sale Agreement between Pope Resources and HCV Pacific Partners LLC, dated June 22, 2001.(8)

No.	Document
10.51	Amendment No. 11 to the Real Estate Purchase and Sale Agreement between Pope Resources and HCV Pacific Partners LLC, dated July 11, 2001.(8)

10.52	Amendment No. 12 to the Real Estate Purchase and Sale Agreement between Pope Resources and HCV Pacific Partners LLC, dated July 24, 2001.(8)

10.53	Amendment No. 13 to the Real Estate Purchase and Sale Agreement between Pope Resources and HCV Pacific Partners LLC, dated August 1, 2001.(8)

10.54	Stock Purchase Agreement by and between Olympic Water and Sewer, Inc., Olympic Property Group LLC, and Port Ludlow Associates LLC, dated May 29, 2001.(8)

10.55	Amendment No. 1 to Stock Purchase Agreement by and between Olympic Water and Sewer, Inc., Olympic Property Group LLC, and Port Ludlow Associates LLC, dated June 1, 2001.(8)

10.56	Amendment No. 2 to Stock Purchase Agreement by and between Olympic Water and Sewer, Inc., Olympic Property Group LLC, and Port Ludlow Associates LLC, dated June 13, 2001.(8)

10.57	Amendment No. 3 to Stock Purchase Agreement by and between Olympic Water and Sewer, Inc., Olympic Property Group LLC, and Port Ludlow Associates LLC, dated June 22, 2001.(8)

10.58	Amendment No. 4 to Stock Purchase Agreement by and between Olympic Water and Sewer, Inc., Olympic Property Group LLC, and Port Ludlow Associates LLC, dated June 29, 2001.(8)

10.59	Amendment No. 5 to Stock Purchase Agreement by and between Olympic Water and Sewer, Inc., Olympic Property Group LLC, and Port Ludlow Associates LLC, dated July 24, 2001.(8)

10.60	Amendment No. 6 to Stock Purchase Agreement by and between Olympic Water and Sewer, Inc., Olympic Property Group LLC, and Port Ludlow Associates LLC, dated August 1, 2001.(8)

10.61	Promissory Note from Port Ludlow Associates LLC to Pope Resources, dated August, 2001.(8)

10.62	Deed of Trust from Port Ludlow Associates LLC to Pope Resources, dated August, 2001.(8)

10.63	Subordination and Release Agreement between Port Ludlow Associates LLC and Pope Resources, dated August, 2001.(8)

10.64	Real Estate Purchase and Sale Agreement between Pope Resources and Weyerhaeuser Company, dated November 20, 2001.(10)

10.65	Fourth Amendment to Master Timber Management Agreement between Hancock Natural Resource Group, Inc. and Olympic Resource Management LLC, dated January 8, 2002.(10)

10.66	Sixth Amendment to Master Timber Management Agreement Hancock Natural Resource Group, Inc. and ORM Resources Canada Ltd., dated January 8, 2002.(10)

10.67	Third Amendment to Management Agreement between Pioneer Resources I, LLC and Olympic Resource Management LLC.(12)

10.68	Amendment to Subordination and Release Agreement between Port Ludlow Associates LLC and Pope Resources, dated April 25, 2002.(11)

22	Subsidiaries of the Partnership(11)

No.	Document
23.1	Consent of KPMG LLP(11)

23.2	Consent of Deloitte & Touche LLP(11)

99.1	Press Release of the Registrant dated February 10, 2003, incorporated by reference to the Current Report on Form 8-K filed by the Registrant on February 14, 2003.

99.2	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.3	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.4	Pope Resources Code of Ethics

(1)	Incorporated by reference from the Partnership’s registration on Form 10 filed under File No. 1-9035 and declared effective on December 5, 1985.

(2)	Incorporated by reference from the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 1987.

(3)	Incorporated by reference from the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 1988.

(4)	Incorporated by reference from the Partnership’s Proxy Statement filed on February 11, 1997.

(5)	Incorporated by reference to the Company’s Form S-8 Registration Statement filed with the Commission on February 11, 1997.

(6)	Incorporated by reference from the Partnership’s quarterly report on Form 10-Q for the quarter ended March 31, 2000. Subject to a request for confidential treatment filed with the SEC on May 12, 2000.

(7)	Incorporated by reference to the Company’s Current Report filed on Form 8-K filed with the Commission on March 19, 2001.

(8)	Incorporated by reference to the Company’s Current Report filed on Form 8-K filed with the Commission on August 20, 2001.

(9)	Incorporated by reference from the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2000.

(10)	Filed with the registrant’s annual report on Form 10-K for the fiscal year ended December 31, 2001.

(11)	Filed with this annual report on Form 10-K for the fiscal year ended December 31, 2002.

(12)

Filed with this Annual Report on Form 10-K for the fiscal year ended December 31, 2002.  Certain portions of this document have been submitted pursuant to a request for confidential treatment requested.

CERTIFICATION

I, David L. Nunes certify that:

1. I have reviewed this annual report on Form 10-K of Pope Resources, a Delaware Limited Partnership;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003

/s/ David L. Nunes
David L. Nunes
President and CEO

CERTIFICATION

I, Thomas M. Ringo certify that:

1. I have reviewed this annual report on Form 10-K of Pope Resources, a Delaware Limited Partnership;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 13, 2003

/s/Thomas M. Ringo
Thomas M. Ringo
V.P. and CFO

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POPE RESOURCES, A Delaware
Limited Partnership

By POPE MGP, INC.
Managing General Partner

Date: March 13, 2003	BY	/s/ David L. Nunes
DAVID L. NUNES,
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the date indicated.

Date: March 13, 2003	By	/s/ David L. Nunes
DAVID L. NUNES,
President and Chief Executive Officer (principal executive officer), Partnership and Pope MGP, Inc.; Director, Pope MGP, Inc.

Date: March 13, 2003	By	/s/ Thomas M. Ringo
THOMAS M. RINGO
Vice President & CFO (principal financial and accounting officer), Partnership and Pope MGP, Inc.

Date: March 13, 2003	By	/s/ Joseph O. Tobin

JOSEPH O. TOBIN II

Director, Pope MGP, Inc.

Date: March 13, 2003	By	/s/ Peter T. Pope
PETER T. POPE
Director, Pope MGP, Inc.

Date: March 13, 2003	By	/s/ Marco F. Vitulli
MARCO F. VITULLI
Director, Pope MGP, Inc.

Date: March 13, 2003	By	/s/ Douglas E. Norberg
DOUGLAS E. NORBERG
Director, Pope MGP, Inc.