Form 10-Q
period 2003-03-31
POPE RESOURCES LTD PARTNERSHIP
filed 2003-05-14
CIK 784011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003 OR

| |	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-9035 POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP (Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	91-1313292 (IRS Employer Identification Number)

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

Yes |X|	No | |

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Securities and Exchange Act of 1934).

Yes | |	No |X|

Partnership units outstanding at March 31, 2003: 4,518,095

Pope Resources Index to Form 10-Q Filing For the Three Months Ended March 31, 2003

P A R T I – FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

3

CONSOLIDATED BALANCE SHEETS (Unaudited) Pope Resources March 31, 2003 and December 31, 2002 (Thousands)

	2003	2002
Assets
Current assets:
Cash and cash equivalents	$ 6,202	$ 6,627
Accounts receivable	1,141	1,768
Work in progress	175	175
Current portion of contracts receivable	17	23
Prepaid expenses and other	374	325

Total current assets	7,909	8,918

Properties and equipment at cost:
Land and land improvements	20,205	20,179
Roads and timber (net of accumulated
depletion of $19,296 and $18,453)	49,750	50,316
Buildings and equipment (net of accumulated
depreciation of $5,141 and $4,990)	3,287	3,335

	73,242	73,830

Other assets:
Contracts receivable, net of current portion	2,362	2,721
Loan fees and other	1,311	1,319

	3,673	4,040

	$84,824	$86,788

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$ 286	$ 546
Accrued liabilities	1,188	1,739
Restructuring	47	466
Environmental remediation	356	430
Current portion of long-term debt	1,574	1,574
Minority interest	58	203
Other current liabilities	203	168

Total current liabilities	3,712	5,126
Long-term debt, net of current portion	36,093	37,665
Other long term liabilities	374	399
Partners’ capital	44,645	43,598

	$84,824	$86,788

See accompanying notes to condensed consolidated financial statements. 4

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) For the Three Months Ended March 31, 2003 and 2002

(Thousands, except per unit data)	Three Months Ended March 31,
	2003	2002
Revenues	$ 7,312	$ 5,837
Cost of sales	(2,934)	(1,726)
Operating expenses	(1,647)	(2,520)
General and administrative expenses	(732)	(853)

Income from operations	1,999	738

Other income (expense):
Interest expense	(791)	(853)
Interest income	77	111

	(714)	(742)
Income (loss) before income taxes and minority interest	1,285	(4)
Income tax benefit	6	16

Income before minority interest	1,291	12
Minority interest	—	—

Net income	$ 1,291	$ 12

Allocable to general partners	$ 17	$ —
Allocable to limited partners	1,274	12

	$ 1,291	$ 12

Earnings per unit:
Basic	$ 0.29	$ 0.00

Diluted	$ 0.29	$ 0.00

Weighted average units outstanding:
Basic	4,518	4,518

Diluted	4,518	4,530

See accompanying notes to condensed consolidated financial statements. 5

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) Pope Resources Three Months Ended March 31, 2003 and 2002

(Thousands)	2003	2002

Net income	$ 1,291	$ 12
Add back non-cash charges:
Deferred profit	27	63
Depletion	843	506
Depreciation and amortization	167	216
Translation gain	(9)	(11)
Change in working capital accounts:
Accounts receivable	627	(483)
Contracts receivable	364	313
Work in process	—	88
Other current assets	(49)	88
Accounts payable	(260)	328
Accrued liabilities	(551)	(502)
Environmental remediation	(74)	(107)
Restructuring	(419)	(22)
Other	(10)	47

Net cash flows provided by operating activities	$ 1,947	$ 536
Cash flows used in investing activities:
Capital expenditures	(413)	(413)
Proceeds from sale of building	—	411

Net cash used in investing activities	(413)	(2)

Cash flows used in financing activities:
Minority interest distribution	(161)	(187)
Repayment of long-term debt	(1,572)	(2)
Unitholder distribution	(226)	—

Net cash used in financing activities	(1,959)	(189)

Net increase/(decrease) in cash and cash equivalents	(425)	345
Cash and cash equivalents at beginning of year	6,627	1,047

Cash and cash equivalents at end of the three-month period	$ 6,202	$ 1,392

See accompanying notes to condensed consolidated financial statements. 6

POPE RESOURCES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) March 31, 2003

1.	The condensed consolidated financial statements as of March 31, 2003 and December 31, 2002 and for the three-months ended March 31, 2003 and March 31, 2002 have been prepared by Pope Resources, A Delaware Limited Partnership (“the Partnership”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial information for the quarters ended March 31, 2003 and 2002 is unaudited, but, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2002, is derived from the Partnership’s audited consolidated financial statements and notes thereto for the year ended December 31, 2002, and should be read in conjunction with such financial statements. The results of operations for the quarter ended March 31, 2003 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2003.

2.	The financial statements in the Partnership’s 2002 annual report on Form 10-K include a summary of significant accounting policies of the Partnership and should be read in conjunction with this Form 10-Q.

3.	Basic net earnings per unit are based on the weighted average number of units outstanding during the period. Diluted net earnings per unit are based on the weighted average number of units and dilutive unit options outstanding at the end of the period.

	Three Months Ended March 31,
	2003	2002
Weighted average units
outstanding (in thousands):
Basic	4,518	4,518
Dilutive effect of unit options	—	12

Diluted	4,518	4,530

Options to purchase 339,894 units at prices ranging from $9.30 to $27.88 per unit were outstanding during the three months ended March 31, 2003. Options to purchase 337,404 units at prices ranging from $10.14 to $27.88 were not included in the computation of diluted earnings per unit because the option exercise prices were greater than the average market prices of units during the period.

Options to purchase 331,684 units at prices ranging from $12.51 to $27.88 per unit were outstanding during the three months ended March 31, 2002. Options to purchase 166,824 units at prices ranging from $13.98 to $27.88 were not included in the computation of diluted earnings per unit because the option exercise prices were greater than the average market prices of units during the period.

7

4.	The Partnership accounts for unit-based compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation cost for unit options is measured as the excess, if any, of the fair value of the Partnership’s units at the date of grant over the amount an employee must pay to acquire the unit.

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

(In thousands, except per unit amounts)	2003	2002
Net income as reported	$ 1,291	$ 12

Add back employee unit based
compensation expense recognized	—	—

Subtract proforma compensation
expense under SFAS 123	(63)	(77)

Pro forma net income (loss)
under SFAS No. 123	$ 1,228	$ (65)

As reported:
Basic	$ 0.29	$ 0.00
Diluted	$ 0.29	$ 0.00
Proforma earnings per unit:
Basic	$ 0.27	$ 0.00
Diluted	$ 0.27	$ 0.00

The fair value of options was calculated using the Black-Scholes option-pricing model, with the following assumptions:

	2003		2002
Expected life	5 yea	rs	5 yea	rs
Risk-free interest rate	3.70%		4.04%
Dividend yield	1.90%		2.2%
Volatility	44%		49%

5.	Supplemental disclosure of cash flow information: Interest paid amounted to approximately $807,000 and $918,000 for the three months ended March 31, 2003 and 2002, respectively.

6.	On December 31, 2002 the contract to manage approximately 200,000 acres of timberland for Hancock Timber Resource Group (HTRG) expired. This contract represented $1.0 million of revenue for the three months ended March 31, 2002.

8

7.	Revenues and operating income by segment for the three months ended March 31, 2003 and 2002, respectively, are as follows:

Three Months Ended March 31, (Thousands)	Fee Timber	Timberland Management & Consulting	Real Estate	Other	Consolidated
2003
Revenue	$ 6,788	$ 536	$ 162	$	$ 7,486
Eliminations	(13)	(152)	(9)	—	(174)

Revenue	6,775	384	153	—	7,312
Cost of sales	(2,928)	—	(6)	—	(2,934)
Operating expenses	(834)	(539)	(445)	(735)	(2,553)
Eliminations	143	26	2	3	174

Operating expenses	(691)	(513)	(443)	(732)	(2,379)
Income (loss) from operations	3,026	(3)	(289)	(735)	1,999
Eliminations	130	(126)	(7)	3	—

Income (loss) from operations	3,156	(129)	(296)	(732)	1,999

2002
Revenue	$ 3,997	$ 1,916	$ 257	$ —	$ 6,170
Eliminations	(23)	(296)	(14)	—	(333)

Revenue	3,974	1,620	243	—	5,837
Cost of sales	(1,638)	—	(88)	—	(1,726)
Operating expenses	(789)	(1,729)	(335)	(853)	(3,706)
Eliminations	120	201	12	—	333

Operating expenses	(669)	(1,528)	(323)	(853)	(3,373)
Income (loss) from operations	1,570	187	(166)	(853)	738
Eliminations	97	(95)	(2)	—	—

Income (loss) from operations	1,667	92	(168)	(853)	738

There have been no significant changes to segment assets since December 31, 2002. 9

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OFFINANCIAL
CONDITION AND RESULTS OF OPERATIONS

This report contains a number of projections and statements about our expected financial condition, operating results, and business plans and objectives. These statements reflect our management’s estimates based on our current goals, in light of management’s expectations about future developments. Statements about expectations and future performance are “forward looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Because these statements describe our goals, objectives and anticipated performance, they are inherently uncertain, and some or all of these statements may not come to pass. Accordingly, you should not interpret our statements as promises that we will perform at a given level or that we will take any or all of the actions we currently expect to take. Our future actions, as well as our actual performance, will vary from our current expectations, and under various circumstances these variations may be material and adverse. Some of the factors that may cause our actual operating results and financial condition to fall short of our expectations are set forth in the part of this report entitled “Risks and Uncertainties” below and other factors discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2002. Other issues that may have an adverse and material impact on our business, operating results and financial condition include those risks and uncertainties discussed in our other filings with the Securities and Exchange Commission, as well as environmental and land use regulations that limit our ability to harvest timber and develop property and economic conditions that affect consumer demand for our products and the prices we receive for them.

        This discussion should be read in conjunction with the Partnership’s condensed consolidated financial statements and related notes included with this report.

General

        Pope Resources, A Delaware Limited Partnership (the “Partnership”), was organized in October 1985 as a result of a spin-off by Pope & Talbot, Inc. (P&T), Pope & Talbot Development, Inc. and other P&T affiliates, of certain of their timberland and real estate development assets, including two subsidiaries: Ludlow Water Company and Gamble Village Water & Sewer Company. For the three-month period ended March 31, 2003 our net income was $1,291,000, or $0.29 per diluted ownership unit, which represents an increase of $1,279,000 over the same quarter of fiscal 2002. Although a portion of our period-over-period improvement relates to a change in harvest timing, management believes we are well positioned to respond to the current economic environment facing our industry.

        The Partnership currently operates in three primary business segments: (1) Fee Timber, (2) Timberland Management and Consulting, and (3) Real Estate. Through our Fee Timber operations segment we grow and harvest timber from our own tree farms. Timberland Management & Consulting encompasses providing timberland management and forestry consulting services to third-party timberland owners. We conduct this enterprise primarily through our wholly owned indirect subsidiary, Olympic Resource Management LLC (“ORMLLC”). Until August 2001, our Real Estate operations segment consisted primarily of residential development and income-producing property operations in the resort community of Port Ludlow, Washington. Following the sale of those operations in August 2001, our Real Estate operations now consist of efforts to enhance the value of our land investments by obtaining the entitlements necessary to make further development possible.

Fee Timber

        Fee Timber revenue consists of the harvest and sale of logs from the Partnership’s 72,000-acre tree farm located in the Hood Canal area of Washington and the 40,000 acre Columbia tree farm located in Southwest Washington. The Columbia tree farm was purchased in March 2001. Fee Timber also includes revenue earned from mineral and tower leases located on the Partnership’s timber properties.

        When discussing the Partnership’s Fee Timber operations current results are compared to both the last completed quarter and the comparable quarter from the prior year. Both of these comparisons are made to help the reader gain an understanding of the trends in market price and harvest volumes that effect Fee Timber results of operations. Revenues and operating income for the Fee Timber segment for the three-month periods ended March 31, 2003, December 31, 2002, and March 31, 2002 are as follows:

Three Months Ended:	Timber	Mineral, Cell Tower & Other	Total Fee Timber Revenue	Operating Income
March 31, 2003	$ 6.5 million	$ 0.3 million	$ 6.8 million	$ 3.2 million
December 31, 2002	5.5 million	0.4 million	5.9 million	2.6 million
March 31, 2002	3.6 million	0.4 million	4.0 million	1.7 million

        Revenue and operating income for the three months ended March 31, 2003 were 15% and 23% higher, respectively than the three-month period ended December 31, 2002. The increase in revenue and operating income from the three-month period ended December 31, 2002 resulted largely from a 1.9 MMBF (or 17%) increase in log volume owing to management’s decision to shift our planned annual harvest schedule toward the earlier months of the year, as discussed further below. Revenue and operating income for the three months ended March 31, 2003 were 70% and 88% higher, respectively, than the comparable period in 2002. Revenue and operating income for the quarter were higher due to an increase of 6.0 million board feet (MMBF) (or 84%) in log volume harvested from the comparable period in 2002. This year to year comparison again was influenced by the decision in 2003 to shift our planned annual harvest schedule toward the earlier months of the year.

        The Partnership harvested the following timber and realized the following average log prices from its fee timberlands for the three-month periods ended March 31, 2003, December 31, 2002, and March 31, 2002:

	Three months ended
	31-March-03	31-Dec-02	31-March-02
Log sale volumes (per MBF*):
Export	1,430	1,550	1,266
Domestic	9,287	7,829	4,482
Pulp	1,679	1,497	941
Hardwoods	770	352	449

Total	13,166	11,228	7,138

Average price realizations (per MBF*):
Export	$ 592	$ 614	$ 553
Domestic	524	524	556
Pulp	235	180	172
Hardwoods	531	489	472
Overall	495	488	499

* MBF=Thousand board feet

        The increase in log volume harvested in the first quarter of 2003 is due to the Partnership’s decision to front-end load planned 2003 log production toward the first half of the year to mitigate against anticipated further softening of log markets through the balance of the year. In the first three months of this year we produced 30% of our planned log volume for the year, while in the same quarter of 2002 we produced only 16% of our annual production. The decision to shift production in this fashion is based upon management’s assessment that log prices have been soft, and management does not expect recovery in those prices over the balance of the year. As a result, management has planned to sell a greater proportion of our annual timber production in the first half of the year in anticipation of potential further softening in the market. Overall log prices realized have not fluctuated significantly from the quarter ended March 31, 2003 as compared to the previous quarter or the comparable period in 2002 but we have experienced log price shifts within discrete markets.

        The majority of our export log volume is sold through domestic intermediaries into the Japanese market. Export prices decreased a modest 4% to $592 per MBF for the three months ended March 31, 2003 from $614 per MBF in the preceding quarter and increased 7% from $553 per MBF for the comparable period in 2002. Management attributes market price fluctuations between quarters to the impact of changes in local export log inventories. Looking at a longer time horizon, the export market has declined due to several factors including a poor Japanese economy, higher transportation costs, and increased competition from logs supplied by lower cost regions. The Partnership expects diminished log price premiums from the Japanese market relative to historical levels as these market trends continue.

        Domestic log prices for the three months ended March 31, 2003 were consistent with the quarter ended December 31, 2002 but down $32 per MBF (6%) from the three months ended March 31, 2002. The weakening export market did not have a significant impact on the domestic market in the first three months of 2003. The relative strength of the domestic market in the face of a weakening export market is attributed to low domestic inventories in the first quarter of 2003 caused by the lack of harvest activity from suppliers with tree farms that are not accessible in the winter months.

        Pulp log volumes were 1.7 MMBF, 1.5 MMBF, and 0.9 MMBF for the three months ended March 31, 2003, December 31, 2002, and March 31, 2002, respectively. The average price realized per MBF on pulp logs were $235, $180, and $172 for the three months ended March 31, 2003, December 31, 2002, and March 31, 2002, respectively. The Partnership benefited from an increase in pulp prices for the three months ended March 31, 2003 from the fourth quarter of 2002 and the first quarter of 2002. The increase in pulp prices is attributed to low pulp inventory in local mills that may have resulted from the decline in the U.S. dollar.

Cost of Sales

        Cost of sales for the Fee Timber segment consists of two components, depletion expense and harvest costs. Depletion expense represents the recognition of the cost of acquiring or growing the timber harvested and is calculated using a depletion rate developed from an accumulation of the cost of the timber, divided by the estimated volume of merchantable timber available for harvest. The depletion rate is then applied to the volume harvested to calculate depletion expense. Harvest costs represent the direct costs incurred to manufacture trees into logs and deliver those logs to their point of sale.

        Fee Timber cost of sales for the three months ended March 31, 2003, December 31, 2002, and March 31, 2002, and were:

Three Months Ended:	Depletion	Harvest Costs	Total
March 31, 2003	$ 0.8 million	$ 2.1 million	$ 2.9 million
December 31, 2002	0.7 million	1.9 million	2.6 million
March 31, 2002	0.5 million	1.1 million	1.6 million

        Depletion expense for the three months ended March 31, 2003 has increased $108,000 from the three-month period ended December 31, 2002 and $337,000 from the three-month period ended March 31, 2002 due to increased log production. Depletion expense per MBF (the depletion rate) for the three months ended March 31, 2003, December 31, 2002, and March 31, 2002 was $64, $65, and $71 per MBF. The decline in depletion rate is due to normal timber inventory adjustments.

        Harvest costs vary based upon the physical site characteristics of acres harvested during the year. For example, sites that are not readily accessible, or are located on a steep hillside are more expensive to harvest. Further, haul costs vary based upon the distance between the harvest area and the customer’s location. For the three months ended March 31, 2003, December 31, 2002, and March 31, 2002, average harvest, haul and other costs per MBF were $154, $159, and $158,respectively. Harvest costs decreased in the first quarter of 2003 due to a higher mix of log volume taken from the Hood Canal tree farm which generally incurs lower log production costs as the terrain is less sloped and at a lower elevation than the Columbia tree farm. Second quarter 2003 results are expected to include a greater proportion of log production from the Columbia tree farm than experienced in the first quarter of the year.

Operating Expenses

        Fee Timber operating expenses for the three months ended March 31, 2003, December 31, 2002, and March 31, 2002 were $691,000, $690,000, and $669,000, respectively. Operating expenses have remained relatively stable over these periods. The increase in operating expenses for the current quarter compared to first quarter 2002 is due to timing of road maintenance project costs that were relatively low in the prior year’s comparable period.

Timberland Management & Consulting

Revenue and operating income (loss) for the Timberland Management & Consulting segment for the three-month periods ended March 31, 2003 and 2002 were as follows:

Three Months Ended:	Revenues	Operating Income (Loss)
March 31, 2003	$ 0.4 million	$ (0.1) million

March 31, 2002	1.6 million	0.1 million

        Revenue and operating income for the three months ended March 31, 2003 were $1.2 million and $221,000 lower, respectively, than the comparable period in 2002. Two factors contributed to the decline in revenue: Hancock Timber Resource Group’s (HTRG) decision to not renew its timberland management contract with Olympic Resource Management LLC (ORMLLC) in 2003 and the Partnership’s decision to close its timberland consulting offices in Canada. The reduction in operating income caused by the loss of the HTRG contract was only partially offset by the closure of unprofitable forestry consulting offices in Canada.

        ORMLLC became the manager of approximately 365,000 acres of industrial timberland in Washington, Oregon, and California in late 1999. Approximately 123,000 acres were managed under this contract as of March 31, 2003 and that acreage is expected to decline significantly during the remainder of 2003 as managed properties are sold. These sales are expected to result in additional disposition fee revenue for ORMLLC.

Operating Expenses

        Timberland Management & Consulting operating expenses for the three months ended March 31, 2003 and 2002 were $513,000 and $1.5 million, respectively. Operating expenses decreased in 2003 relative to 2002 as a result of adjusting our operating expenses following the loss of the HTRG contract and closing the forestry consulting offices in Canada.

Restructuring Liability

	Balances at the Beginning of the Period	Charged to Costs and Expenses	Deductions	Balances at the End of the Period
Year Ended December 31, 2002	$ 25,000	$673,000	$232,000	$466,000
Three month period ended March 31, 2003	466,000	—	419,000	47,000

        During the fourth quarter ended December 31, 2002, the Partnership recorded a $466,000 accrual that was related to the cost of closing offices and reducing the number of Timberland Management & Consulting and General and Administrative staff. These reductions resulted from the Partnership’s decision to close its forestry consulting offices in Canada and HTRG’s decision to not renew the timberland management contract with ORMLLC. While no increments to the liability were recorded during the first quarter of 2003, actual spending against the accrual was $419,000. The balance of the restructuring liability at March 31, 2003 was $47,000 and is expected to be zero as of June 30, 2003.

Investor Portfolio Management Business (IPMB)

        An amendment to the Limited Partnership Agreement in 1997 authorizing the IPMB strategy limits cumulative net expenditures to $5,000,000, including debt guarantees. As of March 31, 2003 pursuit of IPMB opportunities since 1997 has resulted in cumulative net profits accruing to the Partnership. The 1997 amendment to the Limited Partnership Agreement authorizing pursuit of the IPMB further specifies that income from the IPMB will be split using a sliding scale allocation method beginning at 80% to the Partnership’s wholly-owned subsidiary, ORM, Inc., and 20% to Pope MGP, Inc., the managing general partner of the Partnership. The sliding scale allocation method will evenly divide IPMB income between ORM, Inc. and Pope MGP, Inc. once such income reaches $7,000,000 in a given fiscal year.

        The IPMB is currently conducted in the Timberland Management & Consulting segment and to date has consisted primarily of providing timberland management services to HTRG among others. With the loss of the HTRG contract the Partnership is working to expand IPMB opportunities. The Partnership is currently pursuing a plan to establish a private equity fund for investing in timber properties in the U.S. The Partnership intends to invest in this fund alongside other investors. Earnings generated from managing the investments in this fund would be considered a part of the IPMB.

Real Estate

        The Partnership’s Real Estate segment consists primarily of residential and commercial property rents and of revenue from the sale of land to developers or investors. The Partnership’s real estate holdings are located in Pierce, Kitsap, and Jefferson Counties in Washington State.

        Revenues and operating income for the Real Estate segment for the three months ended March 31, 2003 and 2002 are as follows:

Three Months Ended:	Revenues	Operating loss
March 31, 2003	$ 0.2 million	$ (0.3) million
March 31, 2002	0.2 million	(0.2) million

        Current period revenue primarily represents rent earned on residential and commercial leases at Port Gamble. The operating loss includes costs incurred while management pursues zoning and development entitlements to maximize value from the Partnership’s land investments. The current status of these pursuits is described below.

        The Partnership leased the former millsite at Port Gamble to the Washington Department of Transportation (WDOT) beginning February 1, 2003. Revenue from the lease is expected to be $234,000 per year, and the lease terminates on September 30, 2006 (with an optional twelve-month extension). WDOT is planning on using the site for a temporary ferry service in 2006 while portions of the Hood Canal Bridge are being replaced.

        Preliminary plat approval for 22 lots on the Partnership’s development property in Everett was secured and then sold on April 1, 2003 for $591,000. Results of operations for the second quarter of 2003 will include this sale. The Partnership also successfully obtained preliminary plat approval for 89 residential lots at its property in Hansville. The next step for eventual realization of revenue on this project is marketing the project to real estate developers.

        Current efforts in Gig Harbor are focused on revising the City’s comprehensive zoning plan that, if successful, will be followed by a rezone application to convert a portion of the property from business park to retail/commercial uses. The YMCA of Tacoma-Pierce County has signed a purchase and sale agreement to purchase a portion of the property. The sale to the YMCA is contingent upon the Partnership achieving the aforementioned rezoning together with sales on two other adjoining properties. The potential sale to the YMCA is not expected to close for a few years.

Cost of Sales

        Real Estate cost of sales for each of the three months ended March 31, 2003 and 2002 were $6,000 and $88,000, respectively. The decrease in cost of sales is due to the sale of lots from Seabeck and Grandridge plats in 2002. These plats were completely sold out in 2002. Cost of sales in the Real Estate segment for the remainder of 2003 is expected to consist of costs associated with the aforementioned Everett land sale that closed in the second quarter of 2003.

Operating Expenses

        Real Estate operating expenses for the three-month periods ended March 31, 2003 and 2002 were $443,000 and $323,000, respectively. The increase in operating expenses in 2003 relative to 2002 is due to increased professional services paid to assist with rezoning efforts at the Partnership’s Gig Harbor property.

Environmental Remediation

        The Partnership has accrued liabilities for environmental cleanup of $555,000 and $629,000 as of March 31, 2003 and December 31, 2002, respectively. The environmental liability at March 31, 2003 includes $356,000 that the Partnership expects to expend in the next 12 months and $199,000 thereafter. The accrual represents estimated environmental remediation costs in and around the townsite of Port Gamble. Port Gamble is a historic town that was owned by Pope & Talbot (P&T) until 1985 when the townsite and other assets were spun off into the Partnership. The townsite included an operating lumber mill that operated until 1995 and was dismantled by the end of 1996. P&T continued to lease the millsite until January 2002, when a settlement agreement was signed between the Partnership and P&T that divided the responsibility for paying for environmental remediation costs in Port Gamble.

        The liability for the Partnership to meet its agreed-upon responsibility under the settlement agreement was initially estimated at $1.9 million. A liability was recorded in the fourth quarter of 2000 to reflect this expected cost. While the remediation activities were progressing during 2002, contaminants in excess of those originally estimated to be at the site were discovered during the quarter ended June 30, 2002. As a result of this discovery, the Partnership requested its environmental consultant to update the estimate of the cost to complete the environmental remediation activities. The revised estimate increased the estimated total cost to complete Pope Resources’ portion of the remediation project by $730,000 and the Partnership subsequently increased its reserve for environmental remediation liability by this same $730,000 as of June 30, 2002.

        Activity in the Environmental Remediation liability is detailed as follows:

	Balances at the Beginning of the Period	Charged to Costs and Expenses	Deductions	Balances at the End of the Period
Year Ended December 31, 2000	$ 120,000	$1,956,000	$ 206,000	$1,870,000
Year Ended December 31, 2001	1,870,000	—	461,000	1,409,000
Year Ended December 31, 2002	1,409,000	730,000	1,510,000	629,000
Period ended March 31, 2003	629,000	—	74,000	555,000

General and Administrative (G&A)

        General and administrative expenses for the three months ended March 31, 2003 and 2002 were $732,000 and $853,000, respectively. The decrease is largely the result of continued efforts to decrease the size of the Partnership’s administrative functions following loss of the HTRG contract and closing of the timberland consulting offices in Canada. The majority of the decrease was from a reduction in administrative staff to 10 employees at March 31, 2003 from 18 employees at March 31, 2002. The Partnership is projecting G&A expenses for 2003 to approximate $3.0 million as compared to total $3.9 million in 2002.

Interest Income and Expense

        Interest income for the three-month period ended March 31, 2003 declined slightly to $77,000 from $111,000 at March 31, 2002. Interest expense for the three-month periods ended March 31, 2003 and 2002 were $791,000 and $853,000, respectively. The Partnership’s debt consists primarily of mortgage debt with a fixed interest rate. The decrease in interest expense is the result of our annual principal payments on that debt.

Income Tax

        Pope Resources is a limited partnership and is therefore not subject to corporate income tax. Taxable income/loss is reported to unitholders each year on a Form K-1 for inclusion in each unitholder’s tax return. Pope Resources does have subsidiaries that are corporations and are subject to income tax.

        For the three months ended March 31, 2003 the Partnership recorded a $6,000 tax benefit as compared to a $16,000 tax benefit for the comparable period in the prior year.

Supplemental Segment Information

        The following table provides comparative operating information for the Partnership’s segments:

	SEGMENT INFORMATION
	(all amounts in $000’s)

	Three months ended
	31-Mar-03	31-Dec-02	31-Mar-02
Revenues:
Fee Timber	6,775	5,873	3,974
Timberland Management & Consulting (TM&C)	384	1,672	1,620
Real Estate	153	221	243

Total	7,312	7,766	5,837
EBITDDA*:
Fee Timber	4,030	3,345	2,196
TM&C	(109)	(94)	150
Real Estate	(277)	(337)	(153)
General & administrative	(635)	(993)	(733)

Total	3,009	1,921	1,460
Depreciation, depletion and amortization:
Fee Timber	874	751	529
TM&C	20	40	58
Real Estate	19	12	15
General & administrative	97	97	120

Total	1,010	900	722
Operating income loss:
Fee Timber	3,156	2,594	1,667
TM&C	(129)	(134)	92
Real Estate	(296)	(349)	(168)
General & administrative	(732)	(1,078)	(853)

Total	1,999	1,033	738

*EBITDDA= Earnings before interest, income tax, depletion, depreciation, and amortization

Analysis of Operating Income

The following table sets forth expenses as a percentage of revenues for the three months ended March 31, 2003 and 2002:

	Three months ended March 31,
	2003	2002
Revenues	100%	100%
Cost of sales	40	30
Operating expenses	23	43
General, and administrative
expenses	10	15

Operating income	27%	12%

        Cost of sales includes the cost of purchasing and producing tangible goods for sale. In addition to depletion associated with timber production levels, cost of sales for the Partnership will fluctuate due to the mix of revenue between the sale of tangible goods and revenue generated from providing services. Cost of sales as a percentage of revenue increased 10% to 40% for the three months ended March 31, 2003 from 30% in the comparable period in 2002. The increase results from the increased proportion of total revenue from the sale of logs from the Partnership’s tree farms relative to service fees earned from providing timberland management services (the latter generates no cost of sales to correlate with reported revenues). For the three months ended March 31, 2003, Fee Timber revenue represents 93% of total revenue versus 68% for the comparable period in 2002.

        Operating expenses consist of salary and other costs directly attributable to revenue-generating activity. As a percentage of revenue, operating expenses have decreased 20% to 23% for the three months ended March 31, 2003 from 43% for the comparable period in 2002. The decrease in operating expenses as a percentage of revenue is also due to the change in the Partnership’s operating activities in 2003. Beginning January 1, 2003 ORMLLC is no longer providing timberland management services to HTRG and the forestry consulting offices in Canada were closed. Operating expenses for both of these activities were significant relative to the revenue generated.

        As a percent of revenue, G&A expenses decreased 5% to 10% for the three months ended March 31, 2003 from 15% for the comparable period in 2002. General and administrative expenses have been managed down over the last couple years as the Partnership has exited less profitable operations.

Quarter to Quarter Comparisons

        The following table compares net income for the three months ended March 31, 2003 with the three months ended March 31, 2002 and with the three months ended December 31, 2002 with a reconciliation of major items making up the variance.

	QUARTER TO QUARTER COMPARISONS
	(Amounts in $000’s except per unit data)

	Q1 2003 vs. Q1 2002		Q1 2003 vs. Q4 2002

	Total	Per Unit	Total	Per Unit

Income:
1st Quarter 2003	$ 1,291	$ 0.29	$ 1,291	$ 0.29
4th Quarter 2002			696	0.15
1st Quarter 2002	12	—
Variance	1,279	0.29	595	0.14

Detail of earnings variance:
Fee Timber
Log price realizations (A)	(53)	(0.01)	92	0.02
Log volumes (B)	2,053	0.46	703	0.16
Timberland sale income	(41)	(0.01)	—	—
Depletion	(337)	(0.07)	(107)	(0.02)
Other Fee Timber	(133)	(0.03)	(126)	(0.03)
Timberland Management & Consulting
Management fee changes	(950)	(0.21)	(917)	(0.20)
Other Timberland Mgmnt & Consulting	729	0.16	922	0.20
Real Estate	(128)	(0.03)	53	0.01
General & administrative costs	121	0.03	346	0.08
Interest expense	62	0.01	47	0.01
Other (taxes, minority int., interest inc.)	(44)	(0.01)	(418)	(0.09)

Total change in earnings	$ 1,279	$ 0.29	$ 595	$ 0.14

(A) Price variance allocated based on changes in price using the lower period volume.

(B) Volume variance allocated based on change in sales volume and the average log sales price for higher margin less variance in log production costs.

20

Liquidity and Capital Resources

        We ordinarily finance our operations using funds from operations and, where appropriate in management’s assessment, using bank lines of credit. Funds generated from operations and externally through financing are expected to provide the required resources for the Partnership’s capital expenditures. The Partnership’s debt-to-total capitalization ratio was 46% at March 31, 2003. Management considers its capital resources to be adequate for its current plans and does not anticipate any significant changes in its debt-to-total capitalization ratio over the next 12 months.

        Management has discretion to increase or decrease the volume of logs cut, which has a corresponding impact on net income and cash flow. Management’s current plan is to harvest approximately 32 million board feet more of timber over the remaining nine months of 2003 for a total fiscal 2003 harvest of 45 million board feet. Since harvest plans are based on demand and pricing, actual harvesting may vary subject to management’s ongoing review.

        In the first three months of 2003, cash generated by operating activities was $1.9 million and overall cash and cash equivalents decreased $425,000 from December 31, 2002. Cash used in investing activities for the three months ended March 31, 2003 was $413,000 and consisted of reforestation expenditures and capital improvements to buildings at the Port Gamble townsite. Cash used in financing activities included a mortgage principal payment of $1.6 million, a unitholder distribution of $226,000 and a minority interest payment of $161,000. Capital expenditures for the year 2003 are expected to be approximately $2.1 million.

        In the first three months of 2002, cash generated by operating activities was $536,000 and total cash and cash equivalents increased $345,000 from December 31, 2001. Cash used in investing activities for the three months ended March 31, 2002 consisted of proceeds from the sale of an office building acquired with the Columbia tree farm in March 31, 2001 of $411,000 netted against $413,000 in capital expenditures. The majority of the capital expenditures for the three months ended March 31, 2002 were for reforestation and road building.

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

        Timberland Management & Consulting. Timberland Management & Consulting operations are not significantly seasonal.

        Real Estate. While Real Estate results are not expected to be seasonal, the nature of the activities in this segment will likely result in large non-recurring transactions that may have large positive or negative impacts on revenue and operating income of the Partnership. Moreover, we expect to continue to see some seasonal fluctuations in this segment because of the effects of weather on Pacific Northwest development generally.

Risks and Uncertainties

        Our business is subject to a number of risks and uncertainties, any one or more of which could impact our operating results and financial condition materially and adversely. Some of these risks are discussed in greater detail below, arranged according to business segment. In addition, we face a number of risks that affect our business generally. The Partnership competes against much larger companies in each of its business segments. These larger competitors may have access to larger amounts of capital and significantly greater economies of scale. Land ownership carries with it the risk of incurring liabilities due to accidents that take place on the land and previously undiscovered environmental contamination. The Partnership endeavors to maintain adequate accruals to reflect the cost of remediating known environmental contamination and other liabilities resulting from land ownership, however these estimates may prove to be inadequate as additional information is discovered. A more thorough discussion of the risks and uncertainties that may affect our business is contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and in our various other filings with the Securities and Exchange Commission. You should review these risks in deciding whether to invest in Partnership units, and you should recognize that those factors are not an exhaustive list of risks that could cause us to deviate from management’s expectations. Readers also are cautioned that, in reviewing these risk factors, the factors contained in our SEC filings are effective as of the date the filing was made, and we cannot undertake to update those disclosures.

Fee Timber

        Fee Timber revenue is generated primarily through the sale of softwood logs to both domestic mills and third-party intermediaries selling to the export market. The markets for these products are significantly affected by fluctuations in U.S. and Japanese economies, as well as by the foreign currency exchange rate between the Japanese yen and the U.S. dollar. The Partnership has seen the price of logs erode in the Japanese market as competing logs and lumber from regions outside of the U.S. and engineered wood products have gradually gained market acceptance. Easy access to a strong market for logs is important to the Partnership’s profitability. To the extent that local mill closures reduces competition for wood products in the Puget Sound region the Partnership’s profitability may be negatively affected.

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

Timberland Management & Consulting

        The majority of our Timberland Management & Consulting revenue is generated through one client. The revenue generated from this client is expected to taper off and end by the end of 2003. Management is working to expand our customer base through market outreach efforts.

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

Contractual Obligations, Commercial Commitments and Contingencies

        The Partnership’s commitments at March 31, 2003 consist of its revolving term loan, performance bonds, and operating leases entered into in the normal course of business.

		Payments Due By Period/ Commitment Expiration Period
Obligation or Commitment	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Total debt	$37,667,000	$1,574,000	$3,255,000	$2,976,000	$29,862,000

Performance bonds	100,000	—	—	—	—

Capital lease obligations	—	—	—	—	—

Operating Leases	364,000	211,000	150,000	3,000	—

Unconditional purchase
obligations	—	—	—	—	—

Other long term obligations	730,000	356,000	40,000	40,000	294,000

Total contractual obligations	$38,861,000	$2,141,000	$3,445,000	$3,019,000	$30,156,000

        As described above, the Partnership has total debt totaling $37.7 million. Other long-term obligations include the Partnership’s $555,000 estimated liability as of March 31, 2003 for environmental remediation in and around the Port Gamble townsite and $175,000 liability for a supplemental employment retirement plan. The Partnership expects to spend $356,000 in connection with these liabilities over the next twelve months.

        The Partnership may from time to time be a defendant in lawsuits arising in the ordinary course of business. Management believes that loss to the Partnership, if any, will not have a material adverse effect to the Partnership’s consolidated financial condition or results of operations.

Capital Expenditures and Commitments

        Total capital expenditures in 2003 are currently expected to be approximately $2.1 million, of which $413,000 has been expended through March 31, 2003; however, these expenditures could be increased or decreased as a consequence of future economic conditions. The Partnership expects that the funds for these expenditures will be generated internally through operations and externally through financing.

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

Litigation

        The Partnership may from time to time be a defendant in lawsuits arising in the ordinary course of business. As of March 31, 2003 and as of the date of this report, there was no litigation pending or, to the Partnership’s knowledge, threatened that, if determined adversely to the Partnership, would have a material adverse effect on the Partnership’s business, operating results or financial condition.

New Member of Board of Directors

        On March 28, 2003 the Partnership issued a press release announcing the election of J. Thurston Roach, to the Board of Directors of the Partnership’s managing general partner, Pope MGP.

ACCOUNTING MATTERS

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

        The cost of replanting acres harvested is initially capitalized to pre-merchantable timber. After 40 years, such costs are reclassified from pre-merchantable to merchantable timber and are then incorporated into the cost base for purposes of calculating the depletion rate. The cost of acquiring the Columbia tree farm was allocated to the age classes of timber purchased and are incorporated into the merchantable timber inventory when those stands turn 40 years old.

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

        Fertilization costs: The Partnership fertilized stands in 2002 that it expects to harvest within five to ten years. These costs are capitalized and included in the depletion pool as the stands are harvested.

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

        The environmental remediation liability is based upon an estimate of the Partnership’s portion of the clean-up costs under this agreement. During the second quarter of 2002 the environmental liability increased $0.7 million as a result of costs to complete the Partnership’s share exceeding the original estimate. While the majority of the Partnership’s portion of the clean up efforts are complete, there remains the possibility that the remaining remediation or monitoring activities may exceed estimates resulting in an additional environmental remediation charge.

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

        Unit options granted have an exercise price not less than the fair value of the Partnership’s unit price on the date of the grant. Had compensation expense for unit option grants been recognized based on the fair value at the grant date consistent with the Black-Scholes method described in SFAS No. 123, Accounting for Stock-Based Compensation, the Partnership’s net income would have included a $63,000 expense for the cost of options vesting during the first quarter of 2003.

Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

Interest Rate Risk

        As of March 31, 2003, the Partnership had $37.7 million of fixed rate debt outstanding with a fair value of approximately $41.0 million based on the current interest rates for similar financial instruments. A change in the interest rate on fixed rate debt will affect the fair value of the debt, whereas a change in the interest rate on variable rate debt will affect interest expense and cash flows. A hypothetical 1% change in prevailing interest rates would change the fair value of the Partnership’s fixed-rate long-term debt obligations by $2.4 million.

Item 4

CONTROLS AND PROCEDURES

        The Partnership’s management maintains an adequate system of internal controls to promote the timely identification and reporting of material, relevant information. Those controls include requiring executive management and all managers in accounting roles to sign a Code of Ethics. The Partnership also has implemented a system to provide for the confidential submission by employees of concerns about accounting and financial matters. Additionally the Partnership’s senior management team meets regularly to discuss significant transactions and events effecting the Partnership’s operations. The Partnership’s President & CEO, and V.P. & CFO, lead these meetings and consider whether topics discussed represent information that should be disclosed under the rules of the SEC. The Board of Directors of the Partnership’s general partner includes an Audit Committee. The Audit Committee reviews the earnings release and all reports on Form 10-Q and 10-K prior to their filing. The Audit Committee is responsible for hiring the Partnership’s external auditors and meets with those auditors at least three times each year.

        The Partnership’s President & CEO and V.P. & CFO are responsible for establishing and maintaining disclosure controls and procedures. They have designed such controls to ensure that all material information is made known to them by others within the organization. Management regularly evaluates ways to improve internal controls.

        On April 18, 2003 our executive officers completed an evaluation of the disclosure controls and procedures and has determined them to be functioning properly and effectively. They did not discover any significant deficiencies or material weaknesses within the controls and procedures that required modification.

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

        None

Item 5: Other Information

        None

Item 6. Exhibits and Reports on Form 8-K

        Forms 8-K.

        On April 23, 2003, the Partnership filed a report on Form 8-K reporting earnings for the three-month period ended March 31, 2003.

        On April 29, 2003 the Partnership filed a report on Form 8-K with the President’s Letter included in the Partnership’s Annual Report for the year ended December 31, 2002.

Exhibits.

99.1	Press Release of the Registrant dated April 21, 2003, incorporated by reference to the Current Report on Form 8-K filed by the Registrant on April 23, 2003

99.2	President’s Letter of the Registrant included in the Partnership’s Annual Report for the year ended December 31, 2002 incorporated by reference to the Current Report on Form 8-K filed by the registrant on April 29, 2003

99.3	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.4	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

28

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

Date: May 13, 2003

/s/ David L. Nunes David L. Nunes President and CEO

29

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

Date: May 13, 2003

/s/ Thomas M. Ringo Thomas M. Ringo V.P.and CFO

30

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 13, 2003.

POPE RESOURCES, A Delaware Limited Partnership

By:	POPE MGP, Inc. Managing General Partner

By: /s/ David L. Nunes David L. Nunes President and Chief Executive Officer (Principal Executive Officer)

By: /s/ Thomas M. Ringo Thomas M. Ringo Vice President and CFO (Principal Accounting and Financial Officer)