Form 10-Q
period 2003-06-30
POPE RESOURCES LTD PARTNERSHIP
filed 2003-08-08
CIK 784011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    Form 10-Q


         ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

                        Yes X                   No
                           ---                    ---

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Securities and Exchange Act of 1934).

                        Yes                     No X
                           ---                    ---


            Partnership units outstanding at June 30, 2003: 4,518,095



                                 Pope Resources
                            Index to Form 10-Q Filing
                    For the Three Months Ended June 30, 2003

---------------------------------------------------------------------------- ------ ----------------------------------
Description                                                                                    Page Number
---------------------------------------------------------------------------- ------ ----------------------------------
Part I. Financial Information
---------------------------------------------------------------------------- ------ ----------------------------------

---------------------------------------------------------------------------- ------ ----------------------------------
Item 1 Financial Statements
---------------------------------------------------------------------------- ------ ----------------------------------
Consolidated Balance Sheets                                                                         4
---------------------------------------------------------------------------- ------ ----------------------------------
Condensed Consolidated Statements of Operations                                                     5
---------------------------------------------------------------------------- ------ ----------------------------------
Condensed Consolidated Statements of Cash Flows                                                     6
---------------------------------------------------------------------------- ------ ----------------------------------
Notes to Condensed Consolidated Financial Statements                                              7-10
---------------------------------------------------------------------------- ------ ----------------------------------

---------------------------------------------------------------------------- ------ ----------------------------------
Item 2.  Management's Discussion and Analysis of Financial Condition and                          11-29
Results of Operations
---------------------------------------------------------------------------- ------ ----------------------------------

---------------------------------------------------------------------------- ------ ----------------------------------
Item 3. Quantitative and Qualitative Disclosures about Risk                                        30
---------------------------------------------------------------------------- ------ ----------------------------------

---------------------------------------------------------------------------- ------ ----------------------------------
Item 4. Controls and Procedures                                                                    30
---------------------------------------------------------------------------- ------ ----------------------------------

---------------------------------------------------------------------------- ------ ----------------------------------
Part II. Other Information                                                                         31
---------------------------------------------------------------------------- ------ ----------------------------------

---------------------------------------------------------------------------- ------ ----------------------------------
Item 1. Legal Proceedings                                                                          31
---------------------------------------------------------------------------- ------ ----------------------------------

---------------------------------------------------------------------------- ------ ----------------------------------
Item 2. Changes in Securities and Use of Proceeds                                                  31
---------------------------------------------------------------------------- ------ ----------------------------------

---------------------------------------------------------------------------- ------ ----------------------------------
Item 3. Defaults Upon Senior Securities                                                            31
---------------------------------------------------------------------------- ------ ----------------------------------

---------------------------------------------------------------------------- ------ ----------------------------------
Item 4. Submission of Matters to a Vote of Security Holders                                        31
---------------------------------------------------------------------------- ------ ----------------------------------

---------------------------------------------------------------------------- ------ ----------------------------------
Item 5. Other Information                                                                          31
---------------------------------------------------------------------------- ------ ----------------------------------

---------------------------------------------------------------------------- ------ ----------------------------------
Item 6. Exhibits and Reports on Form 8-K                                                           31
---------------------------------------------------------------------------- ------ ----------------------------------

---------------------------------------------------------------------------- ------ ----------------------------------
CEO Certification                                                                                  33
---------------------------------------------------------------------------- ------ ----------------------------------

---------------------------------------------------------------------------- ------ ----------------------------------
CFO Certification                                                                                  34
---------------------------------------------------------------------------- ------ ----------------------------------

                         PART I - FINANCIAL INFORMATION

                                     ITEM 1


                              FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (Unaudited)

Pope Resources
June 30, 2003 and December 31, 2002

(Thousands)
                                             2003           2002
-----------------------------------------------------------------

Assets
Current assets:
  Cash and cash equivalents        $        7,602  $       6,627
  Accounts receivable                       1,730          1,768
  Work in progress                              -            175
  Current portion of contracts
   receivable                                  66             23
  Prepaid expenses and other                  296            325
                                    --------------  -------------

  Total current assets                      9,694          8,918
                                    --------------  -------------

Properties and equipment at cost:
  Land and land improvements               20,240         20,179
  Roads and timber (net of accumulated
    depletion of $20,107 and
     $18,453)                              49,033         50,316
  Buildings and equipment (net of accumulated
    depreciation of $5,263 and
     $4,990)                                3,303          3,335
                                    --------------  -------------

                                           72,576         73,830
                                    --------------  -------------

Other assets:
  Contracts receivable, net of
   current portion                          1,886          2,721
  Deferred tax asset and other              1,302          1,319
                                    --------------  -------------

                                            3,188          4,040
                                    --------------  -------------

                                   $       85,458  $      86,788
                                    ==============  =============

Liabilities and Partners' Capital
Current liabilities:
  Accounts payable                 $          265  $         546
  Accrued liabilities                         998          1,739
  Restructuring                                 -            466
  Environmental remediation                   100            430
  Current portion of long-term
   debt                                     1,569          1,574
  Minority interest                            42            203
  Other current liabilities                   218            168
                                    --------------  -------------

  Total current liabilities                 3,192          5,126

Long-term debt, net of current
 portion                                   36,057         37,665
Other long term liabilities                   468            399

Partners' capital                          45,741         43,598
                                    --------------  -------------

                                   $       85,458  $      86,788
                                    ==============  =============

     See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Pope Resources
For the Three Months and Six Months Ended June 30, 2003 and 2002


(Thousands, except per unit data)                Three Months Ended June 30,     Six Months Ended June 30,
                                                     2003           2002             2003            2002
                                               -------------- --------------   -------------- ---------------

Revenues                                      $        7,480 $        9,935   $       14,792 $        15,772
Cost of sales                                         (3,192)        (3,789)          (6,126)         (5,515)
Operating expenses                                    (1,566)        (2,589)          (3,213)         (5,109)
Environmental Remediation                                  -           (730)               -            (730)
General and administrative expenses                     (723)          (975)          (1,455)         (1,828)
                                               -------------- --------------   -------------- ---------------
Income from operations                                 1,999          1,852            3,998           2,590
                                               -------------- --------------   -------------- ---------------


Other income (expense):
Interest expense                                        (769)          (810)          (1,560)         (1,663)
Interest income                                           75            128              152             239
                                               -------------- --------------   -------------- ---------------
                                                        (694)          (682)          (1,408)         (1,424)

Income before income taxes and minority
 interest                                              1,305          1,170            2,590           1,166

Income tax (provision)/benefit                            (9)           425               (3)            441
                                               -------------- --------------   -------------- ---------------
Income before minority interest                        1,296          1,595            2,587           1,607

Minority interest                                          -            (32)               -             (32)
                                               -------------- --------------   -------------- ---------------

Net income                                    $        1,296 $        1,563   $        2,587 $         1,575
                                               ============== ==============   ============== ===============

Allocable to general partners                 $           17 $           21   $           34 $            21
Allocable to limited partners                          1,279          1,542            2,553           1,554
                                               -------------- --------------   -------------- ---------------

                                              $        1,296 $        1,563   $        2,587 $         1,575
                                               ============== ==============   ============== ===============

Earnings per unit:
                             Basic            $         0.29 $         0.35   $         0.57 $          0.35
                                               ============== ==============   ============== ===============
                             Diluted          $         0.29 $         0.35   $         0.57 $          0.35
                                               ============== ==============   ============== ===============

Weighted average units outstanding:
                             Basic                     4,518          4,518            4,518           4,518
                                               ============== ==============   ============== ===============
                             Diluted                   4,519          4,520            4,519           4,520
                                               ============== ==============   ============== ===============

     See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Pope Resources
Six Months Ended June 30, 2003 and 2002


(Thousands)                                         2003         2002
                                              -----------  -----------
Cash flows provided by operating activities
Net income                                   $     2,587  $     1,575
Add back non-cash charges:
  Deferred profit                                     29           49
  Depletion                                        1,654        1,546
  Depreciation and amortization                      329          416
  Cost of land sold                                    -          245
Change in working capital accounts:
  Accounts receivable                                 39       (1,319)
  Contracts receivable                               791        1,376
  Work in process                                    175          254
  Other current assets                                29          174
  Accounts payable                                  (281)         856
  Accrued liabilities                               (741)        (863)
  Environmental remediation                         (236)         231
  Restructuring                                     (466)         (25)
  Minority interest                                    -           57
  Other                                               (2)          33
                                              -----------  -----------
Net cash flows provided by operating
 activities                                        3,907        4,605

Cash flows from investing activities:
  Capital expenditures                              (716)      (1,141)
  Proceeds from sale of building                      10          425
                                              -----------  -----------

    Net cash used in investing activities           (706)        (716)
                                              -----------  -----------

Cash flows from financing activities:
  Minority interest distribution                    (161)        (170)
  Repayment of long-term debt                     (1,613)      (1,057)
  Unitholder distribution                           (452)           -
                                              -----------  -----------

    Net cash used in financing activities         (2,226)      (1,227)
                                              -----------  -----------


Net increase in cash and cash equivalents            975        2,662
Cash and cash equivalents at beginning of
 year                                              6,627        1,047
                                              -----------  -----------

Cash and cash equivalents at end of the six-
 month period                                $     7,602  $     3,709
                                              ===========  ===========

     See accompanying notes to condensed consolidated financial statements.

                                 POPE RESOURCES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2003

1. The condensed consolidated financial statements as of June 30, 2003 and for the three-months and six months ended June 30, 2003 and June 30, 2002 have been prepared by Pope Resources, A Delaware Limited Partnership ("the Partnership") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The financial information as of June 30, 2003 for the quarters and six month periods ended June 30, 2003 and 2002 is unaudited, but, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2002, is derived from the Partnership's audited consolidated financial statements and notes thereto for the year ended December 31, 2002, and should be read in conjunction with such financial statements. The results of operations for the quarter and six month period ended June 30, 2003 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2003.

2.   The financial  statements in the  Partnership's  2002 annual report on Form
     10-K  include  a  summary  of  significant   accounting   policies  of  the
     Partnership and should be read in conjunction with this Form 10-Q.

3. Basic net earnings per unit are based on the weighted average number of units outstanding during the period. Diluted net earnings per unit are based on the weighted average number of units and dilutive unit options outstanding at the end of the period.


                                                              Three Months Ended              Six Months Ended
                                                                   June 30,                       June 30,
                                                              2003           2002          2003            2002
                                                          -------------- ------------- -------------- ----------------
                                                          -------------- ------------- -------------- ----------------
           Weighted average units outstanding (in
                     thousands):
                Basic                                             4,518          4,518         4,518          4,518
                Dilutive effect of unit options                       1             2              1             2
                                                          -------------- ------------- -------------- ----------------
                                                          -------------- ------------- -------------- ----------------
                Diluted                                           4,519          4,520         4,519          4,520
                                                          ============== ============= ============== ================


     Options to purchase 349,000 units with strike prices ranging from $9.30 to $27.88 were outstanding as of June 30, 2003. Options to purchase 348,000 units at prices ranging from $11.00 to $27.88 per unit were not included in the computation of diluted earnings per unit because the option exercise prices were greater than the weighted average market price for the three months ended June 30, 2003. Options to purchase 348,000 units at prices ranging from $10.40 to $27.88 were not included in the computation of diluted earnings per unit because the option exercise prices were greater than the average market price during the six-month period ended June 30, 2003.

     Options to purchase 351,000 units at prices ranging from $12.51 to $27.88 per unit were outstanding as of June 30, 2002. Options to purchase 349,000 units at prices ranging from $12.75 to $27.88 were not included in the computation of diluted earnings per unit because the option exercise prices were greater than the average market prices of units during the three-month period ended June 30, 2002. Options to purchase 349,000 units at prices ranging from $12.75 to $27.88 were not included in the computation of diluted earnings per unit because the option exercise prices were greater than the average market prices of units during the six-month period ended June 30, 2002.

4. The Partnership accounts for unit-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation cost for unit options is measured as the excess, if any, of the fair value of the Partnership's units at the date of grant over the amount an employee must pay to acquire the unit.

     Unit options granted have an exercise price not less than the fair value of the Partnership's unit price on the date of the grant. Had compensation expense for unit option grants been recognized based on the fair value at the grant date consistent with the Black-Scholes method described in Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Partnership's net income would have been adjusted to the pro forma amounts indicated below:



                                                              Three months ended              Six months ended
                                                                   June 30,                       June 30,
        (In thousands except per unit amounts)                2003           2002           2003            2002
                                                           -----------     ----------     ----------     -----------
        Net income as reported                                  1,296          1,563          2,587          $1,575

        Add back employee unit based
        Compensation expense recognized                             -              -              -               -

        Subtract proforma compensation
        Expense under SFAS 123                                   (72)           (78)          (135)           (155)
                                                           -----------     ----------     ----------     -----------
                                                           -----------     ----------     ----------     -----------

        Proforma net income/loss
        Under SFAS 123                                          1,224          1,485          2,452   $       1,420
                                                           ===========     ==========     ==========     ===========
                                                           ===========     ==========     ==========     ===========

        As reported:
                Basic                                  $         0.29   $       0.35   $       0.57   $        0.35
                                                           ===========     ==========     ==========     ===========
                                                           ===========     ==========     ==========     ===========
                Diluted                                $         0.29   $       0.35   $       0.57   $        0.35
                                                           ===========     ==========     ==========     ===========
                                                           ===========     ==========     ==========     ===========

        Proforma earnings per unit:
                Basic                                  $         0.27   $       0.33   $       0.54   $        0.31
                                                           ===========     ==========     ==========     ===========
                                                           ===========     ==========     ==========     ===========
                Diluted                                $         0.27   $       0.33   $       0.54   $        0.31
                                                           ===========     ==========     ==========     ===========

     Options granted to employees during the six months ended June 30, 2003 and 2002 had fair values of $2.09 and $4.12, respectively. The fair value of options was calculated using the Black-Scholes option-pricing model, with the following assumptions:

                                                                               2003                           2002
                Expected life                                               5 years                        5 years
                Risk-free interest rate                                       3.70%                          4.04%
                Dividend yield                                                 1.9%                            2.2
                Volatility                                                      44%                            49%

5. Supplemental disclosure of cash flow information: Interest paid amounted to approximately $776,000 and $817,000 for the three months ended June 30, 2003 and 2002, respectively. For the six months ended June 30, 2003 and 2002, interest paid amounted to $1,583,000 and $1,735,000, respectively.

6. On December 31, 2002 the contract to manage approximately 200,000 acres of timberland for Hancock Timber Resource Group (HTRG) expired. This contract represented $1.0 million of revenue for the three months and $2.0 million for the six months ended June 30, 2002.

7. Revenues and operating income by segment for the three and six months ended June 30, 2003 and 2002, respectively, are as follows:


          Three Months Ended               Fee             Timberland
         June 30, (Thousands)             Timber          Management &         Real Estate        Other        Consolidated
                                                          Consulting
  -----------------------------------------------------------------------------------------------------------------------------

                 2003
  Revenue                             $       6,366  $                 395  $            852  $          -  $            7,613
  Eliminations                                 (28)                   (96)               (9)                             (133)
                                       -------------  ---------------------  ----------------  ------------  ------------------
  Revenue                                     6,338                    299               843             -               7,480

  Cost of sales                             (2,975)                      -             (217)             -             (3,192)

  Operating expenses                          (789)                  (509)             (399)         (725)             (2,422)
  Eliminations                                  112                     16                 3             2                 133
                                       -------------  ---------------------  ----------------  ------------  ------------------
  Operating expenses                          (677)                  (493)             (396)         (723)             (2,289)

  Income (loss) from operations               2,602                  (114)               236         (725)               1,999

  Eliminations                                   84                   (80)               (6)             2                   -
                                       -------------  ---------------------  ----------------  ------------
                                                                                                             ------------------
  Income (loss) from operations       $       2,686  $               (194)  $            230  $      (723)  $            1,999
                                       =============  =====================  ================  ============  ==================

                 2002
  Revenue                            $        7,377  $               2,272  $            689  $          -  $           10,338
  Eliminations                                 (27)                  (350)              (26)             -               (403)
                                       -------------  ---------------------  ----------------  ------------  ------------------
  Revenue                                     7,350                  1,922               663             -               9,935

  Cost of sales                             (3,378)                      -             (411)             -             (3,789)

  Operating expenses                          (727)                (1,769)           (1,226)         (975)             (4,697)
  Eliminations                                  120                    269                14             -                 403
                                       -------------  ---------------------  ----------------  ------------  ------------------
  Operating expenses                          (607)                  1,500           (1,212)         (975)             (4,294)

  Income (loss) from operations               3,272                    503             (948)         (975)               1,852
  Eliminations
                                                 93                   (81)              (12)             -                   -
                                       -------------  ---------------------  ----------------  ------------  ------------------
  Income (loss) from operations       $       3,365  $                 422  $          (960)  $      (975)  $            1,852
                                       =============  =====================  ================  ============  ==================



           Six Months Ended                Fee             Timberland
         June 30, (Thousands)             Timber          Management &         Real Estate        Other        Consolidated
                                                           Consulting
  -----------------------------------------------------------------------------------------------------------------------------

                 2003
  Revenue                             $      13,154  $                 931  $          1,014  $          -  $           15,099
  Eliminations                                 (41)                  (248)              (18)             -               (307)
                                       -------------  ---------------------  ----------------  ------------  ------------------
  Revenue                                    13,113                    683               996             -              14,792

  Cost of sales                             (5,903)                      -             (223)             -             (6,126)

  Operating expenses                        (1,623)                (1,048)             (844)       (1,460)             (4,975)
  Eliminations                                  255                     42                 5             5                 307
                                       -------------  ---------------------  ----------------  ------------  ------------------
  Operating expenses                        (1,368)                (1,006)             (839)       (1,455)             (4,668)

  Income (loss) from operations               5,628                  (117)              (53)       (1,460)               3,998

  Eliminations                                  214                  (206)              (13)             5                   -
                                       -------------  ---------------------  ----------------  ------------
                                                                                                             ------------------
  Income (loss) from operations       $       5,842  $               (323)  $           (66)  $    (1,455)  $            3,998
                                       =============  =====================  ================  ============  ==================

                 2002
  Revenue                             $      11,374  $               4,188  $            946  $          -  $           16,508
  Eliminations                                 (50)                  (646)              (40)             -               (736)
                                       -------------  ---------------------  ----------------  ------------  ------------------
  Revenue                                    11,324                  3,542               906             -              15,772

  Cost of sales                             (5,016)                      -             (499)             -             (5,515)

  Operating expenses                        (1,516)                (3,498)           (1,561)       (1,828)             (8,403)
  Eliminations                                  240                    470                26             -                 736
                                       -------------  ---------------------  ----------------  ------------  ------------------
  Operating expenses                        (1,276)                (3,028)           (1,535)       (1,828)             (7,667)

  Income (loss) from operations
                                              4,842                    690           (1,114)       (1,828)               2,590
  Eliminations
                                                190                  (176)              (14)             -                   -
                                       -------------  ---------------------  ----------------  ------------  ------------------
  Income (loss) from operations       $       5,032  $                 514  $        (1,128)  $    (1,828)  $            2,590
                                       =============  =====================  ================  ============  ==================

               There have been no significant changes to segment
                        assets since December 31, 2002.

ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains a number of projections and statements about our expected financial condition, operating results, and business plans and objectives. These statements reflect our management's estimates based on our current goals, in light of management's expectations about future developments. Statements about expectations and future performance are "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Because these statements describe our goals, objectives and anticipated performance, they are inherently uncertain, and some or all of these statements may not come to pass. Accordingly, you should not interpret our statements as promises that we will perform at a given level or that we will take any or all of the actions we currently expect to take. Our future actions, as well as our actual performance, will vary from our current expectations, and under various circumstances these variations may be material and adverse. Some of the factors that may cause our actual operating results and financial condition to fall short of our expectations are set forth in the part of this report entitled "Risks and Uncertainties" below; and other factors are discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2002. Other issues that may have an adverse and material impact on our business, operating results and financial condition include those risks and uncertainties discussed in our other filings with the Securities and Exchange Commission, as well as environmental and land use regulations that limit our ability to harvest timber and develop property and economic conditions that affect consumer demand for our products and the prices we receive for them.

         This discussion should be read in conjunction with the Partnership's condensed consolidated financial statements and related notes included with this report.

General

         Pope Resources, A Delaware Limited Partnership (the "Partnership"), was organized in October 1985 as a result of a spin-off by Pope & Talbot, Inc. (P&T). The Partnership currently operates in three primary business segments:
(1) Fee Timber, (2) Timberland Management & Consulting, and (3) Real Estate. Through our Fee Timber operations segment we grow and harvest timber from our own tree farms. Timberland Management & Consulting encompasses providing timberland management and forestry consulting services to third-party timberland owners. We conduct this enterprise primarily through our wholly owned indirect subsidiary, Olympic Resource Management LLC ("ORMLLC"). Until August 2001, our Real Estate operations segment consisted primarily of residential development and income-producing property operations in the resort community of Port Ludlow, Washington. Following the sale of those operations in August 2001, our Real Estate operations now consist of efforts to enhance the value of our land investments by obtaining the entitlements necessary to permit further development.

Quarter to Quarter Comparisons
------------------------------

         The following table compares net income for the three months ended June 30, 2003 with both the three months ended June 30, 2002 and the three months ended March 31, 2003 and provides a reconciliation of major items that comprise the variances.



                                                     QUARTER TO QUARTER COMPARISONS
                                                (Amounts in $000's except per unit data)

                                           Q2 2003 vs. Q2 2002              Q2 2003 vs. Q1 2003

                                         Total           Per Unit            Total         Per Unit
                                    ---------------- ----------------- ------------------ -----------

Net income:
  2nd Quarter 2003                           $1,296             $0.29             $1,296       $0.29
  1st Quarter 2003                                                                 1,291        0.29
  2nd Quarter 2002                            1,563              0.35
                                    ---------------- ----------------- ------------------ -----------
     Variance                                 $(267)           $(0.06)                $5       $0.00
                                    ---------------- ----------------- ------------------ -----------

Detail of earnings
 variance:
Fee Timber
  Log price
   realizations (A)                           $(131)           $(0.03)             $(171)     $(0.04)
  Log volumes (B)                              (763)            (0.17)              (322)      (0.07)
  Timberland sale
   income                                        40              0.01                 40        0.01
  Depletion                                     229              0.05                 32        0.01
  Other Fee Timber                              (54)            (0.01)               (49)      (0.01)
Timberland Management &
 Consulting
  Management fee
   changes                                     (953)            (0.21)                (5)       0.00
  Other Timberland Mgmnt &
   Consulting                                   337              0.07                (60)      (0.01)
Real Estate
  Environmental remediation
   reserve                                      730              0.16
  Operating results from sold RE
   op's                                         112              0.02
  Other Real Estate                             348              0.08                526        0.11
General & administrative costs                  252              0.06                  9        0.00
Interest expense                                 41              0.01                 22        0.00
Other (taxes, minority int.,
 interest inc.)                                (455)            (0.10)               (17)       0.00
                                    ---------------- ----------------- ------------------ -----------
Total change in
 earnings                                     $(267)           $(0.06)                $5      $(0.00)
                                    ---------------- ----------------- ------------------ -----------


(A) Price variance allocated based on changes in price using the higher period volume.
(B) Volume variance allocated based on change in sales volume and the average log sales price for higher margin less variance in log production costs.

Fee Timber
----------

         Fee Timber revenue consists of the harvest and sale of logs from the Partnership's 72,000-acre tree farm located in the Hood Canal area of Washington and the 40,000-acre Columbia tree farm located in Southwest Washington. The Columbia tree farm was purchased in March 2001. Fee Timber also includes royalties from mineral and tower leases located on the Partnership's timber properties.

         When discussing the Partnership's Fee Timber operations, current results are compared to both the last completed quarter and the comparable quarter from the prior year. Both of these comparisons are made to help the reader gain an understanding of the trends in market price and harvest volumes that effect Fee Timber results of operations. Revenues and operating income for the Fee Timber segment for the three-month periods ended June 30, 2003, March 31, 2003, and June 30, 2002 and the six-month periods ended June 30, 2003 and 2002 are as follows:

--------------------------------------------------------------------------------

                                                      Mineral, Cell        Total Fee
Three Months Ended:                                   Tower                Timber                Operating
                                   Timber             & Other              Revenue               Income
------------------------------------------------------------------------------------------------------------------
June 30, 2003                  $    6.1 million    $     0.2 million    $     6.3 million     $       2.6 million
March 31, 2003                      6.5 million          0.3 million          6.8 million              3.2 million
June 30, 2002                       7.2 million          0.2 million          7.4 million              3.4 million
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------

                                                      Mineral, Cell        Total Fee
Six Months Ended:                                     Tower                Timber                Operating
                                   Timber             & Other              Revenue               Income
------------------------------------------------------------------------------------------------------------------
June 30, 2003                  $   12.6 million    $  0.5 million       $    13.1 million     $       5.8 million
June 30, 2002                      10.9 million       0.4 million            11.3 million              5.0 million
------------------------------------------------------------------------------------------------------------------


         Revenue and operating income for the three months ended June 30, 2003 were 6% and 19% lower, respectively, than the three-month period ended March 31, 2003. The decrease in revenue and operating income from the three-month period ended March 31, 2003 resulted largely from a 491 thousand board feet ("MBF") (or 4%) decrease in log volume owing to management's decision to shift our planned annual harvest schedule toward the earlier months of the year and to a lesser extent a decline in weighted average price realized of $13 per MBF (or 3%).

         Revenue and operating income for the three months ended June 30, 2003 were 14% and 21% lower, respectively, than the comparable period in 2002. Revenue and operating income for the quarter were lower due to a decrease of 1.9 million board feet (MMBF) (or 13%) in log volume harvested from the comparable period in 2002 combined with a decline in weighted average price realized of $9 per MBF (or 2%).

         For the six months ended June 30, 2003 revenue and operating income were both 16% higher than the comparable period in 2002. The increase in revenue and operating income was due to an increase in timber harvested of 4.1 MMBF (or 19%) from the comparable period in 2002. This year-to-year comparison again was influenced by the decision in 2003 to shift our planned annual harvest schedule toward the first half of the year as discussed in more detail below.

         The Partnership harvested the following timber and realized the following average log prices from its fee timberlands for the three-month periods ended June 30, 2003, March 31, 2003, and June 30, 2002:

                                                                               Three months ended
                                                            30-June-03            31-March-03          30-June-02
                                                         ------------------    -----------------    ----------------
Log sale volumes (per MBF*):
    Export                                                        1,203                1,430               1,406
    Domestic                                                      8,939                9,287              10,960
    Pulp                                                          2,069                1,679               1,904
    Hardwoods                                                       464                  770                 329
                                                         ------------------    -----------------    ----------------
    Total                                                        12,675               13,166              14,599
                                                         ==================    =================    ================

Average price realizations (per MBF*):
    Export                                                 $        564    $             592    $            531
    Domestic                                                        532                  524                 544
    Pulp                                                            200                  235                 164
    Hardwoods                                                       563                  531                 459
    Overall                                                         482                  495                 491

    * MBF=Thousand board feet

         The Partnership harvested the following timber and realized the following average log prices from its fee timberlands for the six-month period ended June 30, 2003 and 2002:

                                          30-June-03            30-June-02
                                          -------------------   ----------------
  Log sale volumes (per MBF*):
    Export                                         2,633               2,672
    Domestic                                      18,226              15,442
    Pulp                                           3,748               2,845
    Hardwoods                                      1,234                 778
                                          -------------------   ----------------
    Total                                         25,841              21,737
                                          ===================   ================

  Average price realizations (per MBF*):
    Export                                   $        579    $           541
    Domestic                                          528                547
    Pulp                                              216                167
    Hardwoods                                         543                467
    Overall                                           489                494

    * MBF=Thousand board feet


         The increase in log volume harvested in the first half of 2003 is due to the Partnership's decision to front-end load planned 2003 log production toward the first half of the year to mitigate against anticipated further softening of log markets through the balance of the year. In the first six months of this year we produced 58% of our planned log volume for the year, while in the same period of 2002 we produced only 49% of our annual production. The decision to shift production in this fashion is based upon management's assessment that log prices have been soft, and management does not expect recovery in those prices over the balance of the year. As a result, management has planned to sell a greater proportion of our annual timber production in the first half of this year in anticipation of potential further softening in the market over the balance of 2003. Overall log prices realized have weakened during the quarter ended June 30, 2003 as compared to the previous quarter and the comparable period in 2002, which was consistent with management expectations. The majority of our export log volume is sold through domestic intermediaries into the Japanese market. Export prices decreased 5% to $564 per MBF for the three months ended June 30, 2003 from $592 per MBF in the preceding quarter and increased 6% from $531 per MBF for the comparable period in 2002. Management attributes market price fluctuations between quarters to the impact of changes in local export log inventories.

         On a year-to-date basis export prices have increased 7% to $579 per MBF as of June 30, 2003 from $541 per MBF for the comparable period in 2002. As stated above, export prices realized are influenced by local export log market inventories. Looking at a longer time horizon, the export market has declined due to several factors including a poor Japanese economy, higher transportation costs, and increased competition from logs supplied by lower cost regions. Management expects that log price premiums from the Japanese market will remain lower than historical levels because these market trends are likely to continue.

         Domestic log prices for the three months ended June 30, 2003 increased $8 per MBF (2%) from the quarter ended March 31, 2003, but declined $12 per MBF (2%) from the three months ended June 30, 2002. The increase to domestic log prices during the three months ended June 30, 2003 from the preceding quarter resulted from the mix of logs sold. The Partnership harvested logs in the second quarter of 2003 that were generally of a higher quality than the first quarter resulting in the increase in price realized. The market for domestic logs has weakened slightly in the second quarter despite the nominal increase in average price realized. Domestic log prices for the six months ended June 30, 2002 were impacted by supply that has shifted from the export market to the domestic market. Adding to the supply that in previous years would have been absorbed by the export market is additional supply imported from Canada. The Canadian trade dispute has resulted in historically high levels of lumber imported into the U.S. from Canada. Historically low interest rates have resulted in strong housing starts but the additional log and lumber supply has resulted in weakening domestic prices in 2003

         Pulp log volumes were 2.1 MMBF, 1.7 MMBF, and 1.9 MMBF for the three months ended June 30, 2003, March 31, 2003, and June 30, 2002, respectively. The average price realized per MBF on pulp logs were $200, $235, and $164 for the three months ended June 30, 2003, March 31, 2003, and June 30, 2002, respectively. The decrease in pulp prices from the first quarter of 2003 is attributed to an increase in pulp inventories in local mills.

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

         Fee Timber cost of sales for the three months ended June 30, 2003, March 31, 2003, and June 30, 2002 were:

-------------------------------------------------------------------------------------------------------------

Three Months Ended:               Depletion              Harvest Costs                      Total
-------------------------------------------------------------------------------------------------------------
June 30, 2003                $  0.8 million     $          2.2 million           $   3.0 million
March 31, 2003               $  0.8 million     $          2.1 million           $   2.9 million
June 30, 2002                   1.0 million                2.4 million               3.4 million
-------------------------------------------------------------------------------------------------------------

Fee Timber cost of sales for the six months ended June 30, 2003 June 30, 2002 were:


-------------------------------------------------------------------------------------------------------------

Six Months Ended:                 Depletion              Harvest Costs                      Total
-------------------------------------------------------------------------------------------------------------
June 30, 2003                $  1.6 million     $          4.3 million           $   5.9 million
June 30, 2002                   1.5 million                3.5 million               5.0 million
-------------------------------------------------------------------------------------------------------------

         Depletion expense for the three months ended June 30, 2003 has decreased $32,000 from the three-month period ended March 31, 2003 as a result of a decrease in timber harvested in the second quarter relative to the first quarter. Depletion expense decreased $229,000 from the three-month period ended June 30, 2002 also due to decreased log production in the current quarter. The variances in depletion expense are due to the Partnership's decision to front load 2003 log production to the first half of the year. The decline in depletion rate from 2002 is due to normal timber inventory adjustments.



-----------------------------------------------------------------------------------------------------

Three Months Ended:                   Depletion
                                    Costs per MBF       Harvest Costs per MBF            Total
-----------------------------------------------------------------------------------------------------
June 30, 2003                    $           64    $                171             $       235
March 31, 2003                               64                     154                     218
June 30, 2002                                71                     164                     235
-----------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------
                                      Depletion
       Six Months Ended:            Costs per MBF        Harvest Costs per MBF            Total
-----------------------------------------------------------------------------------------------------
June 30, 2003                    $           64     $                 164            $        228
June 30, 2002                                71                       160                     231
-----------------------------------------------------------------------------------------------------


         Harvest costs vary based upon the physical site characteristics of acres harvested during the year. For example, sites that are not readily accessible, or are located on a steep hillside are more expensive to harvest. Further, haul costs vary based upon the distance between the harvest area and the customer's location. Harvest costs increased in the second quarter of 2003 due to a higher mix of log volume taken from the Columbia tree farm which generally incurs larger log production costs as the terrain is more sloped and at a higher elevation than the Hood Canal tree farm.

Operating Expenses

         Fee Timber operating expenses for the three months ended June 30, 2003, March 31, 2003 and June 30, 2002 were $677,000, $691,000, and $607,000, respectively. Operating expenses on a quarterly basis vary depending primarily on the timing of road maintenance and silviculture projects. Fee Timber operating expenses for the six months ended June 30, 2003 and June 30, 2002 were $1.4 million and $1.3 million, respectively.

         The modest increase in year-to-date operating expenses compared to last year is due to two offsetting factors: an increase in the cost of road maintenance following Washington State's new road maintenance and abandonment rules offset by management's successful efforts to find more efficient ways of managing the Partnership's two (Hood Canal and Columbia) tree farms. The new road maintenance and abandonment rules are a result of the listing of Puget Sound salmon as an endangered species and are expected to result in an increase in road maintenance costs for the next two to three years.

Timberland Management & Consulting

         Revenue and operating income (loss) for the Timberland Management & Consulting segment for the three and six-month periods ended June 30, 2003 and 2002 were as follows:

--------------------------------------------------------------------------------
      Three Months Ended:
                                         Revenues        Operating Income (Loss)
--------------------------------------------------------------------------------
June 30, 2003                     $      0.3 million   $        (0.2) million
June 30, 2002                            1.9 million             0.4  million
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
       Six Months Ended:
                                         Revenues        Operating Income (Loss)
--------------------------------------------------------------------------------
June 30, 2003                     $      0.7 million   $        (0.3) million
June 30, 2002                            3.5 million             0.5  million
--------------------------------------------------------------------------------

         Timberland Management & Consulting revenue declined significantly for both the three and six-month periods ended June 30, 2003 when compared to the same periods in 2002. Two factors contributed to the decline in revenue: Hancock Timber Resource Group's (HTRG) decision to not renew its timberland management contract with ORMLLC in 2003 and the Partnership's decision to close its timberland consulting offices in Canada. Segment operating income declined due to the same two factors for both the three month and six month periods ended June 30, 2003 when compared to the same periods in 2002. The reduction in 2003 operating income caused by the loss of the HTRG contract was only partially offset by the closure of unprofitable forestry consulting offices in Canada.

         ORMLLC became the manager of approximately 365,000 acres of industrial timberland in Washington, Oregon, and California in late 1999. Approximately 123,000 acres were managed under this contract as of June 30, 2003 and that acreage is expected to decline significantly during the remainder of 2003 as managed properties are sold. These sales are expected to result in a reduction to timberland management revenue more than offset by an additional non-recurring asset disposition fee for ORMLLC.

Operating Expenses

         Timberland Management & Consulting operating expenses for the three months ended June 30, 2003 and 2002 were $493,000 and $1.5 million, respectively. Operating expenses decreased in 2003 relative to 2002 as a result of adjusting our operating expenses following the loss of the HTRG contract and closing the forestry consulting offices in Canada. On a year-to-date basis, operating expenses have declined to $1.0 million from $3.0 million for the six months ended June 30, 2003 and 2002, respectively.

Restructuring Liability

                                             Balances at the     Charged to Costs      Payments      Balances at the
                                             Beginning of the
                                                  Period           and Expenses                     End of the Period
                                           -------------------------------------------------------- ------------------
Year Ended December 31, 2002                          $25,000           $ 673,000        $ 232,000          $ 466,000
Three month period ended March 31, 2003               466,000           -                  419,000             47,000
Three month period ended June 30, 2003                 47,000           -                   47,000                  -


         During the fourth quarter ended December 31, 2002, the Partnership recorded a $673,000 accrual that was related to the cost of closing offices and reducing staff count. These office closures and staff reductions resulted from the Partnership's decision to close its forestry consulting offices in Canada and HTRG's decision to not renew the timberland management contract with ORMLLC. No increments were added to the liability during the first six months of 2003 and actual spending against the accrual was $466,000 with the result that no balance remained of this accrued liability at June 30, 2003. All restructuring activities related to the Canadian office closures and HTRG contract were completed as of June 30, 2003.

Investor Portfolio Management Business (IPMB)

         An amendment to the Limited Partnership Agreement in 1997 allows the Partnership to manage portfolio investments in timber subject to cumulative net expenditure limits of $5,000,000, including debt guarantees. The 1997 amendment to the Limited Partnership Agreement further specifies that income from the IPMB will be split using a sliding scale allocation method beginning at 80% to the Partnership's wholly-owned subsidiary, ORM, Inc., and 20% to Pope MGP, Inc., the managing general partner of the Partnership. The sliding scale allocation method will divide IPMB income equally between ORM, Inc. and Pope MGP, Inc. once such income reaches $7,000,000 in a given fiscal year.

         The IPMB is currently conducted in the Timberland Management & Consulting segment and to date has consisted primarily of providing timberland management services to HTRG among others. With the loss of the HTRG contract the Partnership is working to expand IPMB opportunities. The Partnership has established and has begun offering partnership interests in ORM Timber Fund I, LP. The Partnership is marketing the fund primarily to high net worth individuals with Pope Resources investing up to $5 million of the total expected equity value of $50 million. No investments in this fund have been made as June 30, 2003. If successful this fund would generate fee income for the Timberland Management & Consulting segment.

Real Estate
-----------

         The Partnership's Real Estate segment consists primarily of residential and commercial property rents and of revenue from the sale of land to developers or investors. The Partnership's real estate holdings are located in Pierce, Kitsap, and Jefferson Counties in Washington State.

         Revenues and operating income for the Real Estate segment for the three and six-month periods ended June 30, 2003 and 2002 are as follows:

--------------------------------------------------------------------------------------------
                                                                     Operating Income
      Three Months Ended:                    Revenues                (Loss)
--------------------------------------------------------------------------------------------
June 30, 2003                    $           0.8 million      $            0.2 million
June 30, 2002*                               0.7 million                  (1.0) million
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
       Six Months Ended:                     Revenues                Operating Income
                                                                     (Loss)
--------------------------------------------------------------------------------------------
June 30, 2003                    $           1.0 million      $           (0.1) million
June 30, 2002*                               0.9 million                  (1.1) million
--------------------------------------------------------------------------------------------

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

         Real Estate revenues for the current period primarily represent $591,000 in proceeds from the sale of a 6-acre parcel in Everett, Washington and rent earned on residential and commercial leases at Port Gamble. Operating income for the quarter includes $400,000 of gain from the Everett land sale. Revenue for the three-month period ended June 30, 2002 includes $289,000 of revenue from the sale of developed lots from the Seabeck and Grandridge plats in addition to the rental revenue from Port Gamble. The Seabeck and Grandridge plats were sold out in 2002.

         For the six months ended June 30, 2003 our real estate revenue increased $90,000 due to proceeds from the Everett land sale that exceeded declines in revenues from the sellout of the remaining lots in our Seabeck and Grandridge plats. The operating loss for the six months ended June 30, 2002 includes costs incurred while management pursues zoning and development entitlements to maximize value from the Partnership's land investments.

         The Everett land sale represents an example of the Partnership's strategy for creating value in its Real Estate segment. During 2001, efforts were made to market this six-acre property located thirty miles north of Seattle. Those efforts were not successful due to uncertainties surrounding the zoning possibilities on the property. In 2002 the Real Estate group worked to secure preliminary plat approval on the Everett property and was successful obtaining that approval in early 2003. On April 1, 2003 the 6 acres were sold for $591,000. The Partnership has also successfully obtained preliminary plat approval for 89 residential lots at its property in Hansville. The next step for eventual realization of revenue on this project is marketing the project to real estate developers.

         The Real Estate segment currently is working with a portfolio of approximately 2,500 acres of land that are classified by the Partnership as development properties. A list of the larger properties in this portfolio, with acreage of the properties noted in parentheses, includes the following: Port Gamble townsite (400), Gig Harbor (320), Bremerton (233), Kingston-Arborwood
(720), and Hansville (248). The portfolio of development properties also includes a number of projects that are many years away from reaching their full development potential. The Gig Harbor property and possibly the Bremerton property are expected to start producing revenue to the Partnership within the next two to three years.

         The Partnership's plan for Gig Harbor is to apply for a comprehensive plan amendment that would change permitted use for a 35-acre portion of this property from business park to retail/commercial uses. Such application, if successful, would allow for the site to be rezoned and sold to a "big box retailer" and, in addition, development of several commercial pads for smaller retail stores. The Partnership has been competing with another developer at the Gig Harbor property to secure a comprehensive plan amendment for this project. The Gig Harbor City Council's final decision on this comprehensive plan amendment is expected to be determined prior to the end of 2003. The YMCA of Tacoma-Pierce County has signed a purchase and sale agreement to purchase a portion of the Gig Harbor property. The sale to the YMCA is contingent upon the Partnership achieving the aforementioned comprehensive plan amendment and rezoning together with sales on two other adjoining properties.

         On the Bremerton property the Partnership has secured preliminary plat approval for 24 light industrial lots. The Real Estate group is seeking approval from the City of Bremerton to allow us to begin construction on three of those lots. That approval would allow the Partnership (or a purchaser) to ramp up construction on the plat over the next few years.

Cost of Sales

         Real Estate cost of sales for each of the three months ended June 30, 2003 and 2002 were $217,000 and $411,000, respectively. For the six months ended June 30, 2003 and 2002 cost of sales were $223,000 and $499,000, respectively. The decrease in cost of sales is due largely to the sales of the last of the high-cost lots in the Seabeck and Grandridge plats in 2002. Cost of sales in the Real Estate segment for the remainder of 2003 is expected to consist of costs associated with a small land sale in Jefferson County that closed in July 2003.

Operating Expenses

         Real Estate operating expenses for the three-month periods ended June 30, 2003 and 2002 were $396,000 and $317,000, respectively. For the six-month period ended June 30, 2003 and 2002 operating expenses were $839,000 and $640,000, respectively. The increase in operating expenses is due to expenses associated with the rezoning applications pending for the Gig Harbor property.

Environmental Remediation

         The Partnership has accrued liabilities for environmental cleanup of $393,000 and $629,000 as of June 30, 2003 and December 31, 2002, respectively. The environmental liability at June 30, 2003 includes $100,000 that the Partnership expects to expend in the next 12 months and $293,000 thereafter. The accrual represents estimated environmental remediation costs in and around the townsite of Port Gamble. Port Gamble is a historic town that was owned by Pope & Talbot (P&T) until 1985 when the townsite and other assets were spun off into the Partnership. The townsite included an operating lumber mill that operated until 1995 and was dismantled by the end of 1996. P&T continued to lease the millsite until January 2002, when a settlement agreement was signed between the Partnership and P&T that divided the responsibility for paying for environmental remediation costs in Port Gamble.

         The accrued reserve is expected to allow the Partnership to meet its agreed-upon responsibility under the settlement agreement, which was initially estimated at $1.9 million. The reserve was recorded in the fourth quarter of 2000 to reflect this expected cost. While the remediation activities were progressing during 2002, contaminants in excess of those originally estimated to be at the site were discovered during the quarter ended June 30, 2002. As a result of this discovery, the Partnership requested its environmental consultant to update the estimate of the cost to complete the environmental remediation activities. The revised estimate increased the estimated total cost to complete Pope Resources' portion of the remediation project by $730,000 and the Partnership subsequently increased its reserve for environmental remediation liability by this same $730,000 as of June 30, 2002.

         Activity in the Environmental Remediation liability is detailed as follows:

                                            Balances at the
                                           Beginning of the     Charged to Costs                    Balances at the
                                                Period           and Expenses          Payments     End of the Period
                                          ---------------------------------------------------------------------------
Year Ended December 31, 2000                        $120,000         $ 1,956,000         $ 206,000        $ 1,870,000
Year Ended December 31, 2001                       1,870,000                               461,000          1,409,000
                                                                               -
Year Ended December 31, 2002                       1,409,000             730,000         1,510,000            629,000
Period ended March 31, 2003                          629,000                   -            74,000            555,000
Period ended June 30, 2003                           555,000                   -           162,000            393,000


General and Administrative (G&A)
--------------------------------

         General and administrative expenses for the three months ended June 30, 2003 and 2002 were $723,000 and $975,000, respectively. For the six months ended June 30, 2003 and 2002 general and administrative expenses were $1.5 million and
1.8 million, respectively. The decrease is largely the result of continued efforts to decrease the size of the Partnership's administrative functions following the loss of the HTRG contract and closing of the timberland consulting offices in Canada. The majority of the decrease was from a reduction in administrative staff to 10 employees at June 30, 2003 from 18 employees at June 30, 2002. The Partnership is projecting G&A expenses for 2003 to approximate $3.0 million as compared to $3.9 million in 2002.

Interest Income and Expense
---------------------------

         Interest income for the three-month period ended June 30, 2003 declined to $75,000 from $128,000 at June 30, 2002. On a year-to-date basis interest income declined to $152,000 as of June 30, 2003 from $239,000 at June 30, 2002. The decline in interest income is due to the reduction in the balance of the note receivable from the purchaser of Port Ludlow. This note is due in full in August 2004 and has a balance of $1.5 million as of June 30, 2003.

         Interest expense for the three-month period ended June 30, 2003 and 2002 was $769,000 and $810,000, respectively. On a year-to-date basis interest expense was $1.6 million and $1.7 million as of June 30, 2003 and 2002, respectively. The Partnership's debt consists primarily of mortgage debt with a fixed interest rate. The decrease in interest expense is the result of our annual principal payments on that debt that are due April 1st each year.

Income Tax
----------

         Pope Resources is a limited partnership and is therefore not subject to corporate income tax. Taxable income/loss is reported to unitholders each year on a Form K-1 for inclusion in each unitholder's tax return. Pope Resources does have corporate subsidiaries that are subject to income tax.

         For the three months ended June 30, 2003 the Partnership recorded a $9,000 tax provision as compared to a $425,000 tax benefit for the comparable period in the prior year. On a year-to-date basis, the Partnership recorded a $3,000 tax provision in 2003 and a tax benefit of $441,000 in 2002. The 2002 tax benefit resulted from a loss recognized in connection with investment in our Canadian subsidiary.

Supplemental Segment Information
--------------------------------

         The following table provides comparative operating information for the Partnership's segments:

                               SEGMENT INFORMATION
                             (all amounts in $000's)

                                            Three months ended June 30,     Six months ended June 30,
                                              2003            2002              2003           2002

Revenues:
  Fee Timber                                $6,338            $7,350           $13,113      $11,324
  Timberland Management & Consulting
     (TM&C)                                    299             1,922               683        3,542
  Real Estate                                  843               663               996          906
                                      ------------- ----------------- ----------------- ------------
      Total                                  7,480             9,935            14,792       15,772
EBITDDA*:
  Fee Timber                                 3,531             4,433             7,561        6,629
  TM&C                                        (180)              473              (289)         623
  Real Estate                                  250              (946)              (27)      (1,099)
  General & administrative                    (629)             (900)           (1,264)      (1,633)
                                      ------------- ----------------- ----------------- ------------
      Total                                  2,972             3,060             5,981        4,520
Depreciation, depletion and
 amortization:
  Fee Timber                                   845             1,068             1,719        1,597
  TM&C                                          14                51                34          109
  Real Estate                                   20                14                39           29
  General & administrative                      94               107               191          227
                                      ------------- ----------------- ----------------- ------------
      Total                                    973             1,240             1,983        1,962
Operating income (loss):
  Fee Timber                                 2,686             3,365             5,842        5,032
  TM&C                                        (194)              422              (323)         514
  Real Estate                                  230              (960)              (66)      (1,128)
  General & administrative                    (723)             (975)           (1,455)      (1,828)
                                      ------------- ----------------- ----------------- ------------
      Total                                 $1,999            $1,852            $3,998       $2,590
                                      ============= ================= ================= ============


*EBITDDA= Earnings before interest, income tax, depletion, depreciation, and amortization. The Company considers earnings (net income or loss) before interest expense, income taxes, depreciation, depletion and amortization (EBITDDA) to be a relevant and meaningful indicator of liquidity and earnings performance commonly used by investors, financial analysts and others in evaluating companies in its industry and, as such, has provided this information in addition to the generally accepted accounting principle-based presentation of net income or loss.

Analysis of Operating Income
----------------------------

         The following table sets forth expenses as a percentage of revenues for the three months and six months ended June 30, 2003 and 2002:

                                                  Three months ended June 30,   Six months ended June 30,
                                                  -------------------------------------------------------
                                                      2003           2002          2003         2002
                                                  -------------------------------------------------------
        Revenues                                         100%           100%        100%        100%
        Cost of sales                                     42             38          41          35
        Operating expenses                                21             33          22          37
        General, and administrative expenses              10             10          10          12
                                                  -------------- -------------- ----------- --------------
        Operating income                                  27%            19%         27%         16%
                                                  ============== ============== =========== ==============

         Cost of sales includes depletion on timber harvested and the cost of purchasing and producing tangible goods for sale. Cost of sales for the Partnership will fluctuate due to the mix of revenue between the sale of tangible goods and revenue generated from providing services. Cost of sales as a percentage of revenue increased 4% (to 42%) for the three months ended June 30, 2003 from 38% in the comparable period in 2002. For the six months ended June 30, 2003 cost of sales as a percentage of revenues increased 6% (to 41%) from 35% for the comparable period in 2002. The increase is attributable to the increased proportion of total revenue derived from the sale of logs off the Partnership's tree farms relative to service fees earned by providing timberland management services (the latter generates no cost of sales to correlate with reported revenues). For the three months ended June 30, 2003, Fee Timber revenue represented 85% of total revenue versus 74% for the comparable period in 2002 and for the six months ended June 30, 2003 Fee Timber represented 89% of total revenue versus 72% for the comparable period in 2002.

         Operating expenses consist of salary and other costs directly attributable to revenue-generating activity. As a percentage of revenue, operating expenses have decreased 12% (to 21%) for the three months ended June 30, 2003 from 33% for the comparable period in 2002. For the six months ended June 30, 2003 operating expenses as a percentage of revenue have decreased 15% (to 22%) from 37% for the comparable period in 2002. The decrease in operating expenses as a percentage of revenue is also due to the change in the Partnership's mix of operating activities in 2003. Beginning January 1, 2003 ORMLLC is no longer providing timberland management services to HTRG and the forestry consulting offices in Canada were closed. Operating expenses for both of these activities were significant relative to revenue generated.

         As a percent of revenue, G&A expenses were consistent at 10% of revenue for both the three months ended June 30, 2003 and 2002. For the six months ended June 30, 2003 G&A expenses as a percentage of revenue declined 2% (to 10%) from 12% for the comparable period in 2002. General and administrative expenses have been managed down over the last couple years as the Partnership has exited less profitable operations and commensurately pared back overhead costs.

Liquidity and Capital Resources
-------------------------------

         We ordinarily finance our operations using funds from operations and, where appropriate in management's assessment, using bank lines of credit. Funds generated internally from operations and externally through financing are expected to provide the required resources for the Partnership's capital expenditures. The Partnership's debt-to-total capitalization ratio was 45% at June 30, 2003. Management considers its capital resources to be adequate for its current plans and does not anticipate any significant changes in its debt-to-total capitalization ratio over the next 12 months.

         Management has discretion to increase or decrease the volume of logs cut, which has a corresponding impact on net income and cash flow. Management's current plan is to harvest approximately 19 MMBF of timber over the remaining six months of 2003 for a total fiscal 2003 harvest of 45 million board feet. Since harvest plans are based on demand and pricing, actual harvesting may vary subject to management's ongoing review.

         In the six months ended June 30, 2003, cash generated by operating activities was $3.9 million and overall cash and cash equivalents increased $975,000 from December 31, 2002. Cash used in investing activities for the three months ended June 30, 2003 was $706,000 and consisted of reforestation expenditures, capital improvements to buildings at the Port Gamble townsite, and capitalized expenditures for the Gig Harbor property. Cash used in financing activities included a mortgage principal payment of $1.6 million, two unitholder distributions totalling $452,000 and a minority interest payment of $161,000. Capital expenditures for the year 2003 are expected to be approximately $2.1 million.

         In the first six months of 2002, cash generated by operating activities was $4.6 million and overall cash and cash equivalents increased $2.7 million from December 31, 2001. Cash used in investing activities for the six months ended June 30, 2002 consisted of capital expenditures of $1.1 million netted against proceeds from the sale of an office building acquired with the Columbia tree farm in March 31, 2001 of $425,000. Capital expenditures for the six months ended June 30, 2002 consist of reforestation, road building, and other miscellaneous capital additions. Cash used in financing activities included a mortgage principal payment of $1.1 million and a minority interest distribution of $170,000.

Seasonality
-----------

         Fee Timber. The Partnership owns a total of 112,000 acres of timberland in Washington State. Our timber acreage is concentrated in two tree farms: the 72,000 acre Hood Canal tree farm located in Kitsap, Jefferson, Mason Counties on the eastern side of Washington's Olympic Peninsula, and the 40,000 acre Columbia tree farm located in Cowlitz, Clark, Lewis, Skamania, and Pierce counties on the western side of Washington's Cascade mountain range.

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

         Timberland Management & Consulting. Timberland Management & Consulting operations are not significantly seasonal.

         Real Estate. While Real Estate results are not expected to be seasonal, the nature of the activities in this segment will likely result in large non-recurring transactions that may have large positive or negative impacts on revenue and operating income of the Partnership. Moreover, we expect to continue to see some seasonal fluctuations in this segment because of the effects of weather on Pacific Northwest development.

Risks and Uncertainties
-----------------------

         Our business is subject to a number of risks and uncertainties, any one or more of which could impact our operating results and financial condition materially and adversely. Some of these risks are discussed in greater detail below, arranged according to business segment. In addition, we face a number of risks that affect our business generally. The Partnership competes against much larger companies in each of its business segments. These larger competitors may have access to larger amounts of capital and significantly greater economies of scale. Land ownership carries with it the risk of incurring liabilities due to accidents that take place on the land and previously undiscovered environmental contamination. The Partnership endeavors to maintain adequate accruals to reflect the cost of remediating known environmental contamination and other liabilities resulting from land ownership, however these estimates may prove to be inadequate as additional information is discovered. A more thorough discussion of the risks and uncertainties that may affect our business is contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2002, and in our various other filings with the Securities and Exchange Commission. You should review these risks in deciding whether to invest in Partnership units, and you should recognize that those factors are not an exhaustive list of risks that could cause us to deviate from management's expectations. Readers also are cautioned that, in reviewing these risk factors, the factors contained in this report and in our other SEC filings are effective as of the date the filing was made, and we cannot undertake to update those disclosures.

Fee Timber

         Fee Timber revenue is generated primarily through the sale of softwood logs to both domestic mills and third-party intermediaries selling to the export market. The markets for these products are significantly affected by fluctuations in U.S. and Japanese economies, as well as by the foreign currency exchange rate between the Japanese yen and the U.S. dollar. The Partnership has seen the price of logs erode in the Japanese market as competing logs and lumber from regions outside of the U.S. and engineered wood products have gradually gained market acceptance. Easy access to a strong market for logs is important to the Partnership's profitability. To the extent that local mill closures reduces competition for wood products in the Puget Sound region the Partnership's profitability may be negatively affected.

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

         As a component of those efforts, we have renewed our focus on the Investor Portfolio Management Business ("IPMB"), which is a component of our Timberland Management & Consulting segment. However, unlike many other components of our business, which relate solely or primarily to real estate and timber operations, this line of business carries risks relating to the offer and sale of securities, and to the management of investment operations, including potential liability to investors if we are determined to have made material misstatements or omissions to those investors, potential accusations that we have breached fiduciary duties to other limited partners, and similar types of shareholder action. Moreover, litigation of shareholder-related matters can be expensive and time consuming, and if brought, would likely distract management from their focus on ordinary operating activities.

Real Estate

         The value of the Partnership's real estate investments is subject to changes in the economic and regulatory environment, as well as various land use regulations and development risks, including the ability to obtain the necessary permits and zoning variances that would allow us to maximize our revenues from our real estate investments. The Partnership's real estate investments are long term in nature, which raises the risk that unforeseen changes in the economy or laws surrounding development activities may have an adverse affect on the Partnership's investments. Moreover, these investments often are highly illiquid and thus may not generate cash flow if and when needed to support our other operations.

Contractual Obligations, Commercial Commitments and Contingencies
-----------------------------------------------------------------

         The Partnership's commitments at June 30, 2003 consist of its revolving term loan, performance bonds, and operating leases entered into in the normal course of business.

-------------------------------------------------------------------------------------------------------------------------
                                                           Payments Due By Period/ Commitment Expiration Period
-------------------------------------------------------------------------------------------------------------------------
Obligation or Commitment
                                            Total     Less than 1 year       1-3 years        4-5 years    After 5 years
-------------------------------------------------------------------------------------------------------------------------
Total debt                            $37,626,000           $1,569,000      $3,219,000       $2,976,000      $29,862,000
-------------------------------------------------------------------------------------------------------------------------
Performance bonds                         100,000                    -               -                -                -
-------------------------------------------------------------------------------------------------------------------------
Capital lease obligations                       -                    -               -                -                -
-------------------------------------------------------------------------------------------------------------------------
Operating Leases                          216,000              103,000         107,000            6,000                -
-------------------------------------------------------------------------------------------------------------------------
Unconditional purchase
obligations                                     -                    -               -                -                -
-------------------------------------------------------------------------------------------------------------------------
Other long term obligations
                                          468,000              100,000          40,000           40,000          288,000
-------------------------------------------------------------------------------------------------------------------------
Total contractual obligations         $38,410,000           $1,772,000      $3,366,000       $3,022,000      $30,150,000
-------------------------------------------------------------------------------------------------------------------------

         As described above, the Partnership has debt totaling $37.6 million as of June 30, 2003. Other long-term obligations include the Partnership's $393,000 estimated liability as of June 30, 2003 for environmental remediation in and around the Port Gamble townsite and a $175,000 liability for a supplemental employment retirement plan. The Partnership expects to spend $123,000 in connection with these liabilities over the next twelve months.

Capital Expenditures and Commitments
------------------------------------

         Total capital expenditures in 2003 are currently expected to be approximately $2.1 million, of which $716,000 has been expended through June 30, 2003; however, these expenditures could be increased or decreased as a consequence of future economic conditions. The Partnership expects that the funds for these expenditures will be generated internally through operations and externally through financing.

Cost of Compliance with Government Regulation
---------------------------------------------

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

Litigation
----------

         The Partnership may from time to time be a defendant in lawsuits arising in the ordinary course of business. As of June 30, 2003 and as of the date of this report, there was no litigation pending or, to the Partnership's knowledge, threatened that, if determined adversely to the Partnership, would have a material adverse effect on the Partnership's business, operating results or financial condition.

ACCOUNTING MATTERS

Critical Accounting Policies and Estimates
------------------------------------------

         The Partnership believes its most critical accounting policies and estimates include those related to management's calculation of timber depletion and liabilities related to matters such as environmental remediation, and potential asset impairments. In relation to liabilities, potential impairments and other estimated charges, it is management's policy to conduct ongoing reviews of significant accounting policies and assumptions used in the preparation of the financial results of the Partnership. The assumptions used are tested against available and relevant information and reviewed with subject-matter experts for consistency and reliability. During the preparation of financial results, tests are conducted to ascertain that the net book carrying values of assets are not in excess of fair values. These tests use current market information, if available, or other generally accepted valuation methods, such as future cash flows. When the use of estimates is necessary, an exact answer is unlikely, and therefore, the reporting within a range of likely outcomes is used in the preparation of the financial statements. Tests are also applied in order to be reasonably assured that liabilities are properly reflected on the records of the Partnership and that the notes to the financial statements are prepared in a fashion that informs readers of possible outcomes and risks associated with the conduct of business.

         Depletion: Depletion represents the cost of timber harvested and is charged to operations by applying a depletion rate to volume harvested during the period. The depletion rate is calculated on January 1st of each year by dividing the Partnership's cost of merchantable timber by the volume of merchantable timber. Merchantable timber is defined as timber that is equal to or greater than 40 years of age.

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

         Inventory volumes take into account the applicable state and federal regulatory limits on timber harvests as applied to the Partnership's properties, including the new Forests and Fish law that supplements Washington State's forest practice regulations to provide for expanded riparian management zones, wildlife leave trees, and other harvest restrictions. The timber inventory volume is accounted for by the Partnership's standing timber inventory system, which utilizes periodic statistical sampling of the timber (cruising) with annual adjustments made for estimated growth and the depletion of areas harvested. To calculate the depletion rate the Partnership has determined that a combined pool representing costs and volume of both the Hood Canal and Columbia tree farms is the most appropriate method to use.

         The Partnership's decision to calculate a pooled rate representing both tree farms (versus a separate rate for each tree farm) gave considerable weight to a key reason for the Columbia tree farm acquisition: namely, to fill in an age class gap on the Hood Canal tree farm. A combined pool approach is consistent with the way in which the tree farms are managed as a single investment. Given that the tree farms are managed as a single investment it was deemed appropriate to apply one rate to both tree farms even though the cost basis for each are different.

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

         The environmental remediation liability is based upon an estimate of the Partnership's portion of the clean-up costs under this agreement. During the second quarter of 2002 the environmental liability increased $0.7 million as a result of costs to complete the Partnership's share exceeding the original estimate. While the majority of the Partnership's portion of the clean up efforts are complete, there remains the possibility that the remaining remediation or monitoring activities may exceed estimates resulting in an additional environmental remediation charge.

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

         Land development costs: Our Real Estate department is working to bring properties to the point where physical construction of the properties' planned end use can begin. The extent of such efforts varies from property to property but the process for each discrete parcel has elements in common with other parcels. We refer to these efforts as the "Entitlement Process." The Entitlement Process may consist of one or more of the following steps: obtaining the necessary amendments to a county's comprehensive plan, pursuing zoning adjustments, developing site plans and a preliminary plat for the property, ensuring adequate access to the property, and making available necessary access to utilities (such as water, power and sewer).

         For projects where changes to zoning or comprehensive plan ("Comp Plan") provisions are required, costs incurred in the Entitlement Process prior to securing such changes will be expensed. The rationale for this is that there are too many uncertainties and contingencies attached to zoning and Comp Plan changes. Where the zoning and/or Comp Plan is inconsistent with the planned project, the probability of success is sufficiently low that expensing of costs pursuant to such rezone or Comp Plan amendments is deemed appropriate. For projects not requiring a rezone or change to a Comp Plan (or, once such changes are secured if applicable), Entitlement Process costs for such projects will be capitalized. Such capitalized costs will include salary costs to the extent that an employee's efforts are primarily dedicated to furthering development of the project.

         Accounting for unit options: The Partnership accounts for employee unit-based compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation cost for unit options is measured as the excess, if any, of the fair value of the Partnership's units at the date of grant over the amount an employee must pay to acquire the unit.

         Unit options granted have an exercise price not less than the fair value of the Partnership's unit price on the date of the grant. Had compensation expense for unit option grants been recognized based on the fair value at the grant date consistent with the Black-Scholes method described in SFAS No. 123, Accounting for Stock-Based Compensation, the Partnership's net income would have included a $72,000 expense for the cost of options vesting during the three months ended June 30, 2003 and a $135,000 expense during the six months ended June 30, 2003.

Item 3
QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

Interest Rate Risk
------------------

         As of June 30, 2003, the Partnership had $37.6 million of fixed rate debt outstanding with a fair value of approximately $43.2 million based on the current interest rates for similar financial instruments. A change in the interest rate on fixed rate debt will affect the fair value of the debt, whereas a change in the interest rate on variable rate debt will affect interest expense and cash flows. A hypothetical 1% change in prevailing interest rates would change the fair value of the Partnership's fixed-rate long-term debt obligations by $2.4 million but would not affect our revenues or cash flows.

Item 4
CONTROLS AND PROCEDURES

         The Partnership's management maintains an adequate system of internal controls to promote the timely identification and reporting of material, relevant information. Those controls include requiring executive management and all managers in accounting roles to sign a Code of Ethics. The Partnership also has implemented a system to provide for the confidential submission by employees of concerns about accounting and financial matters. Additionally the Partnership's senior management team meets regularly to discuss significant transactions and events effecting the Partnership's operations. The Partnership's President & CEO, and V.P. & CFO, lead these meetings and consider whether topics discussed represent information that should be disclosed under the rules of the SEC. The Board of Directors of the Partnership's general partner includes an Audit Committee. The Audit Committee reviews our earnings releases and all reports on Form 10-Q and 10-K prior to their filing. The Audit Committee is responsible for hiring the Partnership's external auditors and meets with those auditors at least three times each year.

         The Partnership's President & CEO and V.P. & CFO are responsible for establishing and maintaining disclosure controls and procedures. They have designed such controls to ensure that all material information is made known to them by others within the organization. Management regularly evaluates ways to improve internal controls.

         Our executive officers completed an evaluation of the disclosure controls and procedures and has determined them to be functioning properly and effectively as of June 30, 2003. They did not discover any significant deficiencies or material weaknesses within the controls and procedures that required modification.

         Since the completion of that evaluation, there have been no significant changes in internal controls or in other factors that are likely to significantly affect internal controls.

PART II
-------

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

         None

Item 5:  Other Information

         None

Item 6.  Exhibits and Reports on Form 8-K

         Forms 8-K.

         On July 21, 2003, the Partnership filed a report on Form 8-K reporting earnings for the three-month period ended June 30, 2003.

         On July 11, 2003 the Partnership filed a report on Form 8-K with a Regulation FD disclosure of a presentation that subsequently was provided to certain parties to answer questions about potential investments in Pope Resources.



         Exhibits.
         ---------
         31.1     Certification of Chief Executive Officer pursuant to Rule
                  13a-14(a).

         31.2     Certification of Chief Financial Officer pursuant to Rule
                  13a-14(a).

         32.1     Certification of Chief Executive Officer pursuant to 18 U.S.C.
                  Section 1350 (furnished with this report in accordance with SEC Rel. No. 33-8238 (June 5, 2003).

         32.2     Certification of Chief Financial Officer pursuant to 18 U.S.C.
                  Section 1350 (furnished with this report in accordance with SEC Rel. No. 33-8238 (June 5, 2003).

         99.1 Press Release of the Registrant dated July 21, 2003, incorporated by reference to the Current Report on Form 8-K filed by the Registrant on July 21, 2003

         99.2 Presentation provided to prospective investors, incorporated by reference to the Current Report on Form 8-K filed by the registrant on July 11, 2003

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2003.


                           POPE RESOURCES,
                           A Delaware Limited Partnership

                           By:  POPE MGP, Inc.
                                Managing General Partner


                                By: /s/ David L. Nunes
                                    ----------------------------------------
                                David L. Nunes
                                President and Chief Executive Officer
                                (Principal Executive Officer)


                                By: /s/ Thomas M. Ringo
                                   -----------------------------------------
                                Thomas M. Ringo
                                Vice President and CFO
                                (Principal Accounting and Financial Officer)

LIST OF EXHIBITS

   Exhibits.

   31.1     Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

   31.2     Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

   32.1     Certification of Chief Executive Officer pursuant to 18 U.S.C.
            Section 1350 (furnished with this report in accordance with SEC Rel. No. 33-8238 (June 5, 2003).

   32.2     Certification of Chief Financial Officer pursuant to 18 U.S.C.
            Section 1350 (furnished with this report in accordance with SEC Rel. No. 33-8238 (June 5, 2003).

   99.1 Press Release of the Registrant dated July 21, 2003, incorporated by reference to the Current Report on Form 8-K filed by the Registrant on July 21, 2003

   99.2 Presentation provided to prospective investors, incorporated by reference to the Current Report on Form 8-K filed by the registrant on July 11, 2003