Form 10-Q
period 2003-09-30
POPE RESOURCES LTD PARTNERSHIP
filed 2003-11-12
CIK 784011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

         ( X )                  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                   SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2003

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

Yes  X    No

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Securities and Exchange Act of 1934).

Yes       No  X

Partnership units outstanding at September 30, 2003:  4,518,095

Pope Resources Index to Form 10-Q Filing For the Quarter Ended September 30, 2003

2

P A R T I – FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

3 CONSOLIDATED BALANCE SHEETS (Unaudited) Pope Resources September 30, 2003 and December 31, 2002 (Thousands)

	2003	2002

Assets
Current assets:
Cash and cash equivalents	$9,487	$6,627
Accounts receivable	1,390	1,768
Work in progress	--	175
Current portion of contracts receivable	1,389	23
Prepaid expenses and other	459	325

Total current assets	12,725	8,918

Properties and equipment at cost:
Land and land improvements	20,367	20,179
Roads and timber (net of accumulated
depletion of $20,880 and $18,453)	48,405	50,316
Buildings and equipment (net of accumulated
depreciation of $5,371 and $4,990)	3,322	3,335

	72,094	73,830

Other assets:
Contracts receivable, net of current portion	200	2,721
Deferred tax asset and other	1,294	1,319

	1,494	4,040

	$86,313	$86,788

Liabilities and Partners' Capital
Current liabilities:
Accounts payable	$324	$546
Accrued liabilities	1,206	1,739
Restructuring	--	466
Environmental remediation	100	430
Current portion of long-term debt	1,569	1,574
Minority interest	42	203
Other current liabilities	173	168

Total current liabilities	3,414	5,126
Long-term debt, net of current portion	36,104	37,665
Other long term liabilities	429	399
Partners' capital	46,366	43,598

	$86,313	$86,788

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Pope Resources
For the Three Months and Nine Months Ended September 30, 2003 and 2002

(Thousands, except per unit data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2003	2002	2003

Revenues	$6,565	$8,654	$21,357	$24,426
Cost of sales	(2,758)	(2,964)	(8,757)	(8,479)
Operating expenses	(1,530)	(2,768)	(4,870)	(7,877)
Environmental Remediation	--	--	--	(730)
General and administrative expenses	(649)	(958)	(2,104)	(2,786)

Income from operations	1,628	1,964	5,626	4,554

Other income (expense):
Interest expense	(761)	(823)	(2,321)	(2,486)
Interest income	74	86	226	325

	(687)	(737)	(2,095)	(2,161)
Income before income taxes and minority interest	941	1,227	3,531	2,393
Income tax (provision)/benefit	--	(61)	(3)	380

Income before minority interest	941	1,166	3,528	2,773
Minority interest	--	(103)	--	(135)

Net income	$941	$1,063	$3,528	$2,638

Allocable to general partners	$13	$14	$47	$35
Allocable to limited partners	928	1,049	3,481	2,603

	$941	$1,063	$3,528	$2,638

Earnings per unit:
Basic	$0.21	$0.24	$0.78	$0.58

Diluted	$0.21	$0.24	$0.78	$0.58

Weighted average units outstanding:
Basic	4,518	4,518	4,518	4,518

Diluted	4,524	4,518	4,521	4,520

See accompanying notes to condensed consolidated financial statements. 5 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) Pope Resources Nine Months Ended September 30, 2003 and 2002

(Thousands)	2003	2002
Cash flows provided by operating activities:
Net income	$3,528	$2,638
Add back non-cash charges:
Deferred profit	2	25
Depletion	2,433	2,349
Depreciation and amortization	495	615
Cost of land sold	200	269
Change in working capital accounts:
Accounts receivable	378	(892)
Contracts receivable	1,155	1,689
Work in process	--	476
Other current assets	(134)	86
Accounts payable	(222)	157
Accrued liabilities	(533)	(357)
Environmental remediation	(275)	(691)
Restructuring	(466)	(25)
Minority interest	--	153
Loan fees and other	--	24
Other	(7)	49

Net cash flows provided by operating activities	6,554	6,565
Cash flows from investing activities:
Capital expenditures	(1,116)	(1,546)
Proceeds from sale of building	14	456

Net cash used in investing activities	(1,102)	(1,090)

Cash flows from financing activities:
Minority interest distribution	(162)	(187)
Repayment of long-term debt	(1,662)	(1,106)
Unitholder distribution	(768)	(226)

Net cash used in financing activities	(2,592)	(1,519)

Net increase in cash and cash equivalents	2,860	3,956
Cash and cash equivalents at beginning of year	6,627	1,047

Cash and cash equivalents at end of the nine-month period	$9,487	$5,003

Supplemental disclosure of non-cash transaction:
Capital improvement funded with local improvement
district debt	96	--

See accompanying notes to condensed consolidated financial statements. 6

POPE RESOURCES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) September 30, 2003

1.	The condensed consolidated financial statements as of September 30, 2003 and for the three-months and nine months ended September 30, 2003 and September 30, 2002 have been prepared by Pope Resources, A Delaware Limited Partnership (“the Partnership”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial information as of September 30, 2003 and for the quarters and nine month periods ended September 30, 2003 and 2002 is unaudited, but, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2002, is derived from our audited consolidated financial statements and notes thereto for the year ended December 31, 2002, and should be read in conjunction with such financial statements. The results of operations for the quarter and nine month period ended September 30, 2003 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2003.

2.	The financial statements in our 2002 annual report on Form 10-K include a summary of significant accounting policies of the Partnership and should be read in conjunction with this Form 10-Q.

3.	Basic net earnings per unit are based on the weighted average number of units outstanding during the period. Diluted net earnings per unit are based on the weighted average number of units and dilutive unit options outstanding at the end of the period.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2003	2003	2003	2002

Weighted average units outstanding (in
thousands):
Basic	4,518	4,518	4,518	4,518
Dilutive effect of unit options	6	--	3	2

Diluted	4,524	4,518	4,521	4,520

Options to purchase 362,000 units with strike prices ranging from $9.30 to $27.88 were outstanding as of September 30, 2003. Options to purchase 339,000 units at prices ranging from $12.50 to $27.88 per unit were not included in the computation of diluted earnings per unit because the option exercise prices were greater than the weighted average market price for the quarter ended September 30, 2003. Options to purchase 348,000 units at prices ranging from $11.55 to $27.88 were not included in the computation of diluted earnings per unit because the option exercise prices were greater than the average market price during the nine-month period ended September 30, 2003.

Options to purchase 355,000 units at prices ranging from $12.20 to $27.88 per unit were outstanding as of September 30, 2002. Options to purchase 355,000 units at prices ranging from $12.20 to $27.88 were not included in the computation of diluted earnings per unit because the option exercise prices were greater than the average market prices of units during the three-month period ended September 30, 2002. Options to purchase 186,000 units at prices ranging from $12.75 to $27.88 were not included in the computation of diluted earnings per unit because the option exercise prices were greater than the average market prices of units during the nine-month period ended September 30, 2002.
7

4.	The Partnership accounts for unit-based compensation in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation cost for unit options is measured as the excess, if any, of the fair value of our units at the date of grant over the amount an employee must pay to acquire the unit.

Unit options granted have an exercise price not less than the fair value of our unit price on the date of the grant. Had compensation expense for unit option grants been recognized based on the fair value at the grant date consistent with the Black-Scholes method described in Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, our net income would have been adjusted to the pro forma amounts indicated below:

	Quarter ended September 30,		Nine months ended September 30,
(In thousands except per unit amounts)	2003	2002	2003	2003

Net income as reported	$ 941	$ 1,063	$ 3,528	$ 2,638
Add back employee unit based
Compensation expense recognized	--	--	--	--
Subtract proforma compensation
Expense under SFAS 123	(72)	(78)	(207)	(234)

Proforma net income
Under SFAS 123	$ 869	$ 985	$ 3,321	$ 2,404

Earnings per unit:
As reported:
Basic	$ 0.21	$ 0.24	$ 0.78	$ 0.58

Diluted	$ 0.21	$ 0.24	$ 0.78	$ 0.58

Proforma:
Basic	$ 0.19	$ 0.22	$ 0.74	$ 0.53

Diluted	$ 0.19	$ 0.22	$ 0.73	$ 0.53

Options granted to employees during the nine months ended September 30, 2003 and 2002 had fair values of $2.09 and $4.12, respectively. Options granted to outside Board members ranged in fair value from $1.60 to $2.65. The fair value of options was calculated using the Black-Scholes option-pricing model, with the following assumptions:

8

	2003	2002
Expected life	5 years	5 years
Risk-free interest rate	3.70%	4.04%
Dividend yield	1.9%	2.2%
Volatility	44%	49%

5.	Supplemental disclosure of cash flow information: Interest paid amounted to approximately $769,000 and $830,000 for the quarter ended September 30, 2003 and 2002, respectively. For the nine months ended September 30, 2003 and 2002, interest paid amounted to $2,351,000 and $2,566,000, respectively.

6.	On December 31, 2002 the contract to manage approximately 200,000 acres of timberland for Hancock Timber Resource Group (HTRG) expired. This contract represented $716,000 of revenue for the quarter and $3.7 million for the nine months ended September 30, 2002.

7.	Revenues and operating income by segment for the three and nine months ended September 30, 2003 and 2002, respectively, are as follows:

9

Quarter Ended September 30, (Thousands)	Fee Timber	Timberland Management & Consulting	Real Estate	Other	Consolidated

2003
Revenue	$ 6,012	$ 474	$ 290	$ --	$ 6,776
Eliminations	(18)	(121)	(72)	--	(211)

Revenue	5,994	353	218	--	6,565

Cost of sales	(2,748)	--	(10)	--	(2,758)

Operating expenses	(832)	(507)	(402)	(649)	(2,390)
Eliminations	177	32	2	--	211

Operating expenses	(655)	(475)	(400)	(649)	(2,179)

Income (loss) from operations	2,432	(33)	(122)	(649)	1,628

Eliminations	159	(89)	(70)	--	--

Income (loss) from operations	$ 2,591	$ (122)	$ (192)	$ (649)	$ 1,628

2002
Revenue	$ 6,123	$ 2,283	$ 481	$ --	$ 8,887
Eliminations	(22)	(202)	(9)	--	(233)

Revenue	6,101	2,081	472	--	8,654

Cost of sales	(2,717)	--	(247)	--	(2,964)

Operating expenses	(864)	(1,711)	(422)	(962)	(3,959)
Eliminations	53	169	7	4	233

Operating expenses	(811)	(1,542)	(415)	(958)	(3,726)

Income (loss) from operations	2,542	572	(188)	(962)	1,964
Eliminations	31	(33)	(2)	4	--

Income (loss) from operations	$ 2,573	$ 539	$ (190)	$ (958)	$ 1,964

10

Nine Months Ended September 30, (Thousands)	Fee Timber	Timberland Management & Consulting	Real Estate	Other	Consolidated

2003
Revenue	$ 19,166	$ 1,405	$ 1,304	$ --	$ 21,875
Eliminations	(59)	(369)	(90)	--	(518)

Revenue	19,107	1,036	1,214	--	21,357

Cost of sales	(8,524)	--	(233)	--	(8,757)

Operating expenses	(2,582)	(1,555)	(1,246)	(2,109)	(7,492)
Eliminations	432	74	7	5	518

Operating expenses	(2,150)	(1,481)	(1,239)	(2,104)	(6,974)

Income (loss) from operations	8,060	(150)	(175)	(2,109)	5,626

Eliminations	373	(295)	(83)	5	--

Income (loss) from operations	$ 8,433	$ (445)	$ (258)	$(2,104)	$ 5,626

2002
Revenue	$ 17,497	$ 6,471	$ 1,427	$ --	$ 25,395
Eliminations	(72)	(848)	(49)	--	(969)

Revenue	17,425	5,623	1,378	--	24,426

Cost of sales	(7,733)	--	(746)	--	(8,479)

Operating expenses	(2,380)	(5,209)	(1,983)	(2,790)	(12,362)
Eliminations	293	639	33	4	969

Operating expenses	(2,087)	(4,570)	(1,950)	(2,786)	(11,393)

Income (loss) from operations	7,384	1,262	(1,302)	(2,790)	4,554
Eliminations	221	(209)	(16)	4	--

Income (loss) from operations	$ 7,605	$ 1,053	$(1,318)	$(2,786)	$ 4,554

Columns labeled “Other” in the above tables represent general and administrative expenses that have declined following the loss of the HTRG management contract in December 2002.

There have been no significant changes to segment assets since December 31, 2002.

11

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains a number of projections and statements about our expected financial condition, operating results, and business plans and objectives. These statements reflect our management’s estimates based on our current goals, in light of management’s expectations about future developments. Statements about expectations and future performance are “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Because these statements describe our goals, objectives and anticipated performance, they are inherently uncertain, and some or all of these statements may not come to pass. Accordingly, you should not interpret our statements as promises that we will perform at a given level or that we will take any or all of the actions we currently expect to take. Our future actions, as well as our actual performance, will vary from our current expectations, and under various circumstances these variations may be material and adverse. Some of the factors that may cause our actual operating results and financial condition to fall short of our expectations are set forth in the part of this report entitled “Risks and Uncertainties” below; and other factors are discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2002. Other issues that may have an adverse and material impact on our business, operating results and financial condition include those risks and uncertainties discussed in our other filings with the Securities and Exchange Commission, as well as environmental and land use regulations that limit our ability to harvest timber and develop property and economic conditions that affect consumer demand for our products and the prices we receive for them.

        This discussion should be read in conjunction with our condensed consolidated financial statements and related notes included with this report.

General

        Pope Resources, A Delaware Limited Partnership (“we” or the “Partnership”), was organized in October 1985 as a result of a spin-off by Pope & Talbot, Inc. (“P&T”). The Partnership currently operates in three primary business segments: (1) Fee Timber, (2) Timberland Management & Consulting, and (3) Real Estate. Through our Fee Timber operations segment we grow and harvest timber from our own tree farms. Timberland Management & Consulting encompasses providing timberland management and forestry consulting services to third-party timberland owners. We conduct this enterprise primarily through our wholly owned indirect subsidiary, Olympic Resource Management LLC (“ORMLLC”). Until August 2001, our Real Estate operations segment consisted primarily of residential development and income-producing property operations in the resort community of Port Ludlow, Washington. We sold our Port Ludlow operations in August 2001, and our Real Estate operations now consist of efforts to enhance the value of our existing and prospective land investments by obtaining the entitlements necessary to permit further development.

        During the third quarter of 2003 our net income was $941,000, or $0.21 per diluted ownership unit, which represents an 11% decrease from our net income of $1,063,000, or $0.24 per diluted ownership unit, in the third quarter of 2002. For the nine-month period ended September 30, 2003 our net income was $3,528,000, or $0.78 per diluted ownership unit, compared with net income of $2,638,000, or $0.58 per diluted ownership unit, for the corresponding period of 2002. Net income for the first nine months of a front-loading of our timber harvest schedule to mitigate enhanced 2003 expected price declines later in the year.

Quarter to Quarter Comparisons

        The following table compares net income for the quarter ended September 30, 2003 with the quarters ended September 30, 2002 and June 30, 2003 and provides a reconciliation of major items that comprise the variances.

QUARTER TO QUARTER COMPARISONS
(Amounts in $000‘s except per unit data)

	Q3 2003 vs. Q3 2002		Q3 2003 vs. Q2 2003
	Total	Per Unit	Total	Per Unit
Net income:
3rd Quarter 2003	$941	$0.21	$941	$0.21
2nd Quarter 2003			1,296	0.29
3rd Quarter 2002	1,063	0.24

Variance	$(122)	$(0.03)	$(355)	$(0.08)

Detail of earnings variance:
Fee Timber
Log price realizations (A)	$(256)	$(0.06)	$(330)	$(0.07)
Log volumes (B)	(97)	(0.02)	(118)	(0.03)
Timberland sale income	237	0.05	197	0.04
Depletion	24	0.01	32	0.01
Other Fee Timber	110	0.02	124	0.03
Timberland Management & Consulting
Management fee changes	(937)	(0.20)	(1)	--
Other Timberland Mgmnt & Consulting	276	0.06	73	0.01
Real Estate
Other Real Estate	(2)	--	(422)	(0.09)
General & administrative costs	309	0.07	74	0.02
Interest expense	62	0.01	8	--
Other (taxes, minority int., interest inc.)	152	0.03	8	--

Total change in earnings	$(122)	$(0.03)	$(355)	$(0.08)

(A)	Price variance allocated based on changes in price using the higher period volume.

(B)	Volume variance allocated based on change in sales volume and the average log sales price for higher margin logs less variance in log production costs.

Fee Timber

        Fee Timber revenue consists of the harvest and sale of logs from our 72,000-acre tree farm located in the Hood Canal area of Washington and the 40,000-acre Columbia tree farm located in Southwest Washington. Our Fee Timber revenues are driven primarily by the volume of timber harvested, which we ordinarily express in millions of board feet, or “MMBF,” and by the average prices realized on log sales, which we express in dollars per thousand board feet, or “MBF.” The Fee Timber segment also includes royalties from mineral and tower leases located on our timber properties and sales of timberlands.

        When discussing our Fee Timber operations, current results are compared to both the last completed quarter and the comparable quarter from the prior year. Both of these comparisons are made to give the reader a better understanding of the trends in market price and harvest volumes that affect Fee Timber results of operations. Revenues and operating income for the Fee Timber segment for the three-month periods ended September 30, 2003, June 30, 2003, and September 30, 2002 and the nine-month periods ended September 30, 2003 and 2002 are as follows:

Quarter Ended:	Timber	Mineral, Cell Tower & Other	Total Fee Timber Revenue	Operating Income

September 30, 2003	$ 5.5 million	$ 0.5 million	$ 6.0 million	$ 2.6 million
June 30, 2003	6.1 million	0.2 million	6.3 million	2.6 million
September 30, 2002	5.8 million	0.3 million	6.1 million	2.6 million

Nine MonthsEnded:	Timber	Mineral, Cell Tower & Other	Total Fee Timber Revenue	Operating Income

September 30, 2003	$ 18.1 million	$ 1.0 million	$ 19.1 million	$ 8.4 million
September 30, 2002	16.5 million	0.9 million	17.4 million	7.6 million

        Fee Timber revenue for the quarter ended September 30, 2003 was 5% lower than the three-month period ended June 30, 2003, largely because of a 626 MBF (or 5%) decrease in log volume owing to management’s decision to shift our planned annual harvest schedule toward the earlier months of the year, coupled with a decline in weighted average price realized of $26 per MBF (or 5%). The decline in harvest volume and average price realizations were partially offset by increased revenue from three small land sales in the aggregate amount of $279,000. Fee Timber operating income for the third quarter of 2003 was consistent with the previous quarter despite the decline in harvest volumes and average log price realizations due to profit on the land sales.

        Comparing Fee Timber revenues for the third quarter of 2003 shows a 2 % decrease from the comparable period in 2002. Revenue for the quarter was lower due to a decrease of 122 MBF (or 1%) in log volume harvested from the comparable period in 2002, combined with a decline in weighted average price realized of $21 per MBF (or 4%). This decrease was partially offset by land sale revenue earned during the quarter ended September 30, 2003. Operating income for the quarter ended September 30, 2003 was consistent with the comparable period in 2002 despite the decline in harvest volumes and average log price realizations due to profit on the land sales.

        For the nine months ended September 30, 2003 revenue and operating income were 10% and 11% higher, respectively, than the comparable period in 2002. The increase in revenue and operating income was due to an increase in timber harvested of 4.0 MMBF (or 12%) from the comparable period in 2002, partially offset by a $10 per MBF (2%) decline in average log price realized. This year-to-year comparison again was influenced by management’s decision in 2003 to shift our planned annual harvest schedule toward the beginning of the year as discussed in more detail below.

        We harvested the following timber and realized the following average log prices from our fee timberlands for the three-month periods ended September 30, 2003, June 30, 2003, and September 30, 2002:

	Quarter ended

	30-Sept-03	30-June-03	30-Sept-02

Log sale volumes (per MBF):
Export	947	1,203	2,058
Domestic	8,880	8,939	7,333
Pulp	1,814	2,069	1,935
Hardwoods	408	464	845

Total	12,049	12,675	12,171

Average price realizations (per MBF):
Export	$ 542	$ 564	$ 586
Domestic	492	532	521
Pulp	208	200	190
Hardwoods	559	563	485
Overall	456	482	477

The Partnership harvested the following timber and realized the following average log prices from its fee timberlands for the nine-month period ended September 30, 2003 and 2002:

	30-Sept-03	30-June-03

Log sale volumes (per MBF):
Export	3,580	4,730
Domestic	27,106	22,775
Pulp	5,562	4,780
Hardwoods	1,642	1,623

Total	37,890	33,908

Average price realizations (per MBF):
Export	$ 569	$ 561
Domestic	516	539
Pulp	213	176
Hardwoods	547	477
Overall	478	488

        The increase in log volume harvested in the first three quarters of 2003 is due to management’s decision to front-end load planned 2003 log production toward the beginning of the year to mitigate the anticipated further softening of log markets through the balance of the year. In the first nine months of this year we produced 84% of our planned log volume for the year, while in the same period of 2002 we produced only 75% of our annual production. The decision to shift production in this fashion is based upon management’s assessment that log prices have been soft, and management does not expect recovery in those prices over the remainder of the year. As a result, management planned to sell a greater proportion of our annual timber production in the first half of this year in anticipation of potential further softening in the market over the balance of 2003, and we have largely executed on that strategy. Overall log prices realized have weakened during the quarter ended September 30, 2003 as compared to the previous quarter and third quarter of 2002, which was consistent with management’s expectations.

        Export log volume is generally sold through domestic intermediaries into the Japanese market. Export prices decreased 4% to $542 per MBF for the quarter ended September 30, 2003 from $564 per MBF in the preceding quarter and decreased 8% from $586 per MBF for the comparable period in 2002. Export log prices fluctuate on a quarterly basis due to changes in local export log inventories with increases in export log inventories generally correlating with decreases in price realizations.

        Export prices have increased modestly by 1% to $569 per MBF for the first nine months of 2003 from $561 per MBF for the comparable period in 2002. Looking at a longer time horizon, the export market has declined due to several factors, including a poor Japanese economy, higher transportation costs, and increased competition from logs supplied by lower cost regions overseas. Management expects that log price premiums from the Japanese market will remain lower than historical levels because these market trends are likely to continue.

        Domestic log prices realized during the quarter ended September 30, 2003 decreased $40 per MBF (8%) from the quarter ended June 30, 2003, and declined $29 per MBF (6%) from the quarter ended September 30, 2002. The decrease in domestic log prices during the third quarter of 2003 from the preceding quarter resulted largely from the mix of logs sold. Our harvest from the Columbia tree farm had a higher than normal proportion of lower-valued hemlock, which adversely impacted our average price realized. This harvest mix represents an anomaly and management does not expect that this factor will continue to impact future harvests from the Columbia tree farm. Domestic log prices for the nine months ended September 30, 2003 declined to $516 per MBF from $539 per MBF for the comparable period in 2002, a decrease of 4%.

        Domestic log prices in 2003 were impacted by a decrease in demand in the export market, which had the effect of shifting additional timber to the domestic market. In addition, the Canadian trade dispute has resulted in historically high levels of lumber imported into the U.S. from Canada, which has contributed to the decline in market price. Historically low interest rates have resulted in strong housing starts but the additional log and lumber supply has resulted in weakening domestic prices overall in 2003.

        Pulp log volumes were 1.8 MMBF, 2.1 MMBF, and 1.9 MMBF for the quarters ended September 30, 2003, June 30, 2003, and September 30, 2002, respectively. The average price realized per MBF on pulp logs were $208, $200, and $190 for the quarters ended September 30, 2003, June 30, 2003 and September 30, 2002, respectively. Overall log price realizations in 2003 have benefited from a modest improvement in prices realized for pulp logs in 2003 relative to 2002.

Cost of Sales

        Cost of sales for the Fee Timber segment consists of two components: depletion expense and harvest costs. Fee Timber cost of sales for the quarters ended September 30, 2003, June 30, 2003 and June 30, 2002 were:

Quarter Ended:	Depletion	Harvest Costs	Total

September 30, 2003	$ 0.8 million	$ 1.9 million	2.7 million
June 30, 2003	0.8 million	2.1 million	2.9 million
September 30, 2002	0.8 million	1.9 million	2.7 million

16

Quarter Ended:	Depletion Costs per MBF	Harvest Costs per MBF	Total

September 30, 2003	$ 64	$ 164	228
June 30, 2003	64	166	230
September 30, 2002	64	157	223

Fee Timber cost of sales for the nine months ended September 30, 2003 and 2002 were:

Nine Months Ended:	Depletion	Harvest Costs	Total

September 30, 2003	$ 2.4 million	$ 6.1 million	$ 8.5 million
September 30, 2002	2.3 million	5.4 million	7.7 million

Nine Months Ended:	Depletion Costs per MBF	Harvest Costs per MBF	Total

September 30, 2003	$ 64	$ 161	$ 225
September 30, 2002	69	159	228

        Depletion expense represents an apportionment of cost basis to that timber harvested during the period and is charged to operations by applying a depletion rate to volume harvested. The depletion rate is calculated on January 1st of each year by dividing our cost of merchantable timber by the volume of merchantable timber. The depletion rate is then applied to the volume harvested to calculate depletion expense. Harvest costs represent the direct costs incurred to manufacture trees into logs and deliver those logs to their point of sale.

        Depletion expense for the quarter ended September 30, 2003 is consistent with the quarters ended June 30, 2003 and September 30, 2002. Depletion expense increased $71,000 from the nine-month period ended September 30, 2002 due to increased log production in the first nine months of 2003. The decline in depletion rate from 2002 is due to normal timber inventory adjustments.

        Harvest costs vary based upon the physical site characteristics of acreage harvested. For example, sites that are not readily accessible or are located on a steep hillside are more expensive to harvest than ground that is relatively more flat. Harvest costs decreased in the third quarter of 2003 due to a higher mix of log volume taken from the Hood Canal tree farm, which generally incurs lower log production costs as the terrain is flatter and at a lower elevation than the Columbia tree farm. Volume from the Hood Canal tree farm represented 71% of total volume for the quarter ended September 30, 2003 as compared to 64% of total volume for the quarter ended June 30, 2003.

        Haul costs vary based upon the distance between the harvest area and the customer’s location. For the nine months ended September 30, 2003 harvest costs per MBF were 1% higher than the comparable period in 2002. This increase is primarily due to longer average haul distances from the harvest area to the customer’s location in 2003 when compared to 2002. The Columbia tree farm has higher average haul costs per MBF than the Hood Canal tree farm. For the nine months ended September 30, 2003 Hood Canal tree farms represented 75% of total harvest as compared to 68% for the comparable period in 2002. Average hauls costs have increased despite this proportional increase in Hood Canal tree farm harvest due to an overall increase in haul costs on both tree farms in 2003 relative to 2002 due primarily to longer haul distances to customer locations and to a lesser extent higher per mile haul costs as a result of increased fuel costs.

Operating Expenses

        Fee Timber operating expenses for the quarters ended September 30, 2003, June 30, 2003 and September 30, 2002 were $655,000, $741,000, and $811,000, respectively. Operating expenses on a quarterly basis vary depending primarily on the timing of road maintenance and silviculture (timberland maintenance) projects. Fee Timber operating expenses for the nine-month periods ended September 30, 2003 and 2002 were $2.2 and 2.1 million, respectively.

        Although year-to-date operating expenses were relatively consistent when compared to last year, readers should note two factors that would have otherwise increased our operating expenses. First, Washington State adopted new road maintenance rules and abandonment regulations under the Forests and Fish Law, designed to protect and enhance habitat of threatened Puget Sound salmon species. We expect that these rules will increase road maintenance costs for the next two to three years. Management has successfully offset this expense increase by implementing more cost-efficient ways of managing our tree farms.

SFI Certification: We recently requested that our forest management operations be audited to assess compliance with the American Forest & Paper Association’s Sustainable Forestry Initiative (SFI) Standard [2002-2004 Edition]. PricewaterhouseCoopers conducted the audit in early October 2003 and concluded that we were in full conformance with the SFI Standard at the time of the audit. We are currently awaiting the final audit report from PricewaterhouseCoopers and will issue a formal press release and audit summary at that time.

Timberland Management & Consulting

        The Timberland Management & Consulting segment is currently in a state of transition. This segment provides services to third party owners of timberland and to our Fee Timber and Real Estate segments. Revenue and operating income (loss) for the Timberland Management & Consulting segment for the three and nine-month periods ended September 30, 2003 and 2002 were as follows:

Quarter Ended:	Revenues	Operating Income (Loss)

September 30, 2003	$ 0.4 million	$ (0.1) million
September 30, 2002	2.1 million	0.5 million

Nine Months Ended:	Revenues	Operating Income (Loss)

September 30, 2003	$ 1.0 million	$ (0.4) million
September 30, 2002	5.6 million	1.1 million

        Timberland Management & Consulting revenue declined significantly for both the three and nine-month periods ended September 30, 2003 when compared to the same periods in 2002. Two factors contributed to the decline in revenue: Hancock Timber Resource Group’s (HTRG) decision to not renew its timberland management contract with ORMLLC in 2003, and management’s decision to close our timberland consulting offices in Canada. The reduction in 2003 operating income caused by the loss of the HTRG contract was only partially offset by the reduction in expenses resulting from the closure of unprofitable forestry consulting offices. Timberland Management & Consulting operating income declined due to net impact of these two factors for both the three month and nine month periods ended September 30, 2003 when compared to the same periods in 2002.

        In addition to the loss of HTRG management revenue, our contract for management of approximately 365,000 acres of industrial timberland in Washington, Oregon, and California entered into in late 1999 is winding down. Approximately 105,000 acres were managed under this contract as of September 30, 2003 and those acres are expected to decline during the remainder of 2003 as managed properties are sold. These sales are expected to result in a reduction to timberland management revenue that will be more than offset by non-recurring asset disposition fees.

        In order to address the loss of revenues and productivity associated with the loss of these management contracts, our Timberland Management & Consulting personnel have begun to solicit prospective investors to raise capital for a timber fund. If fully subscribed, this fund would have total paid-in capital of $50 million, and the Partnership will invest up to 10% of that amount. We have three goals for the timber fund:

  First, we intend to earn acquisition fees as the fund purchases timberland, and to earn a management fee for providing management services for the fund’s properties.
  Second, we plan to leverage our own capital by pooling it with other investors to participate in larger timber tract investments that we would otherwise not be able to acquire using our own capital.
  Third, we expect our own tree farms will benefit from the economies of scale made possible by sharing timberland management resources over a larger pool of timberland properties.

        While there is no guarantee that the Partnership will successfully raise the capital necessary to make the timber fund a success, marketing to potential investors is a focus of the management team for the remainder of 2003 and 2004.

        This project (together with timberland management and forestry consulting operations) is permitted under the Investor Portfolio Management Business (“IPMB”) amendments to our partnership agreement, which were approved at the 1997 meeting of our limited partners. Because any revenues the Partnership realizes from the timber fund will represent IPMB, such revenues would be allocated based on a sliding scale so that our subsidiary would receive 80% of the initial profit allocations, and 20% would be allocated to Pope MGP, Inc., our managing general partner. The sliding scale allocation method gradually increases the percentage of returns allocable to the managing general partner until the income reaches $7 million in a given fiscal year, after which point our subsidiary and the managing general partner divide IPMB income equally.

Operating Expenses

        Timberland Management & Consulting operating expenses for the quarter ended September 30, 2003 and 2002 were $475,000 and $1.5 million, respectively. Operating expenses declined in 2003 relative to 2002 as a result of adjusting our operating expenses following the loss of the HTRG contract and closing the forestry consulting offices in Canada. On a year-to-date basis, operating expenses have declined from $4.6 million for the nine months ended September 30, 2003 to $1.5 million for the comparable period in 2002.

Real Estate

        Our Real Estate segment consists primarily of residential and commercial property rents and of revenue from the sale of land to developers or investors. Our real estate holdings are located in Pierce, Kitsap, and Jefferson Counties in Washington State.

        Revenues and operating income for the Real Estate segment for the three and nine-month periods ended September 30, 2003 and 2002 are as follows:

Quarter Ended:	Revenues	Operating Loss

September 30, 2003	$0.2 million	$0.2 million
September 30, 2002	0.5 million	0.2 million

Nine Months Ended:	Revenues	Operating Loss

September 30, 2003	$1.2 million	$0.3 million
September 30, 2002	1.4 million	1.3 million*
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

        Real Estate revenue decreased $254,000 for the quarter ended September 30, 2003 from the comparable period in 2002. This decrease is due largely to sales of Seabeck and Grandridge lots that did not recur in 2003 because the last remaining lots were sold in the fourth quarter of 2002. The operating loss for the quarter ended September 30, 2003 was consistent with the same period in 2002 despite additional expenses incurred on our land holdings in Gig Harbor, Washington. Professional services expenses incurred on our land holdings in Gig Harbor, Washington were largely offset by our successful appeal of the Port Gamble townsite’s property tax assessment, which resulted in a $123,000 property tax refund.

        For the nine months ended September 30, 2003, revenue was $164,000 lower than the comparable period in 2002, again due largely to completion of our land sales programs at Seabeck and Grandridge in 2002. Operating losses were reduced by $1.0 million largely because the 2002 results included $895,000 of charges for environmental remediation at the townsite of Port Gamble and for home warranty reserves for homes sold in Port Ludlow. The 2003 year-to-date operating loss was mitigated in part by our aforementioned $123,000 refund of previously paid property taxes.

        The Everett land sale that closed in June 2003 represents an example of management’s strategy for creating value in the Real Estate segment. During 2001, we had tried to sell this six-acre residential property located thirty miles north of Seattle. Those efforts were not successful due to uncertainties surrounding the zoning of the property. Our management personnel worked throughout 2002 to secure preliminary plat approval on the Everett property and finally obtained that approval in early 2003. On April 1, 2003 the property was sold for $591,000. We also have obtained preliminary plat approval for 89 residential lots on 205 acres in Hansville, Washington. The next step toward the realization of revenue on this project is marketing the project to real estate developers.

        Our Real Estate segment consists of a portfolio of approximately 2,500 acres of higher-and-better-use lands that are in various stages of gaining development entitlements. A list of the larger properties in this portfolio, with acreage of each property noted in parentheses, includes: Port Gamble townsite (120), Gig Harbor (320), Bremerton (270), Kingston (720), and Hansville (205). Our portfolio of development properties also includes a number of projects that are many years away from reaching their full development potential. The Gig Harbor property and possibly the Bremerton property are expected to start producing revenue to the Partnership within the next one to two years.

        Our plan for Gig Harbor is beginning to materialize with approval from the City of Gig Harbor for a comprehensive plan amendment that changed the permitted use for a 35-acre portion of our property from business park to retail/commercial uses. The amendment allows for a portion of the site to be rezoned and sold to a “big box retailer” and, in addition, requires the development of several commercial pads for smaller retail stores. The Partnership is currently negotiating a letter of intent with a big box retailer for a portion of this site. The YMCA of Tacoma-Pierce County has signed a purchase and sale agreement with the Partnership to purchase another portion of the Gig Harbor property. The sale to the YMCA is contingent upon the Partnership obtaining rezoning for the property and selling two adjoining properties.

        The Partnership has secured preliminary plat approval for 24 light industrial lots on its Bremerton property. The Real Estate group is seeking approval from the City of Bremerton to allow us to begin construction on three of those lots. That approval would allow the Partnership (or a purchaser) to move forward with construction on the plat over the next few years.

Cost of Sales

        Real Estate cost of sales for the quarter ended September 30, 2003 and 2002 were $10,000 and $247,000, respectively. For the nine months ended September 30, 2003 and 2002 cost of sales were $233,000 and $746,000, respectively. The decrease in cost of sales is due largely to the sales of the last of the lots in the Seabeck and Grandridge plats in 2002. Cost of sales in the Real Estate segment for the remainder of 2003 is expected to be consistent with the quarter ended September 30, 2003.

Operating Expenses

        Real Estate operating expenses for the quarters ended September 30, 2003 and 2002 were $400,000 and $415,000, respectively. For the nine-month period ended September 30, 2003 and 2002 operating expenses were $1.2 million and $2.0 million, respectively. The decrease in operating expenses is due to $895,000 of accruals recorded in the second quarter of 2002 for environmental remediation at the Port Gamble townsite and a warranty cost accrual for estimated costs to make home warranty repairs to homes sold prior to August 2001 at Port Ludlow. The Partnership sold all its operations at Port Ludlow in August 2001.

Environmental Remediation

        The Partnership has accrued liabilities for environmental cleanup of $354,000 and $629,000 as of September 30, 2003 and December 31, 2002, respectively. The environmental liability at September 30, 2003 includes $100,000 that management expects to expend in the next 12 months and $254,000 thereafter. The accrual represents estimated environmental remediation costs in and around the townsite of Port Gamble. Port Gamble is a historic town that was owned by P&T until 1985 when the townsite and other assets were spun off into the Partnership. The townsite included an operating lumber mill that operated until 1995 and was dismantled by the end of 1996. P&T continued to lease the millsite from the Partnership until January 2002, when a settlement agreement was signed between the Partnership and P&T that divided the responsibility for paying for environmental remediation costs in Port Gamble.

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

        Activity in the Environmental Remediation liability is detailed as follows:

	Balances at the Beginning of the Period	Charged to Costs and Expenses	Expenditures	Balances at the End of the Period

Year Ended December 31, 2000	$ 120,000	$1,956,000	$ 206,000	$1,870,000
Year Ended December 31, 2001	1,870,000	--	461,000	1,409,000
Year Ended December 31, 2002	1,409,000	730,000	1,510,000	629,000
Quarter ended March 31, 2003	629,000	--	74,000	555,000
Quarter ended June 30, 2003	555,000	--	162,000	393,000
Quarter ended September 30, 2003	393,000	--	39,000	354,000

General and Administrative (G&A)

        General and administrative expenses for the quarter ended September 30, 2003 and 2002 were $649,000 and $958,000, respectively. For the nine months ended September 30, 2003 and 2002 general and administrative expenses were $2.1 million and $2.8 million, respectively. The decrease is largely the result of continued efforts to reduce administrative and overhead costs following the loss of the HTRG contract and the closing of the timberland consulting offices in Canada. The majority of the decrease relates to a reduction in administrative staff to 10 employees as of September 30, 2003 from 13 employees as of September 30, 2002. The Partnership is projecting G&A expenses for 2003 to be approximately $2.9 million as compared to $3.9 million in 2002.

Interest Income and Expense

        Interest income for the quarter ended September 30, 2003 declined to $74,000 from $86,000 at September 30, 2002. On a year-to-date basis interest income declined to $226,000 as of September 30, 2003 from $325,000 at September 30, 2002. The decline in interest income is due to a reduction in the balance of the note receivable from the purchaser of Port Ludlow. This note is due in full in August 2004 and has a balance of $1.3 million as of September 30, 2003.

        Interest expense for the quarters ended September 30, 2003 and 2002 was $761,000 and $823,000, respectively. On a year-to-date basis interest expense was $2.3 million and $2.5 million as of September 30, 2003 and 2002, respectively. Our debt consists primarily of mortgage debt with a fixed interest rate secured by the Hood Canal tree farm. The decrease in interest expense is the result of our annual principal payments on that debt that are due on April 1st of each year.

Income Tax

        Pope Resources is a limited partnership and is therefore not subject to corporate income tax. Taxable income/loss is reported to unitholders each year on a Form K-1 for inclusion in each unitholder’s tax return. Pope Resources does have corporate subsidiaries that are subject to income tax.

        For the quarter ended September 30, 2003 our tax provision was zero as compared to a $61,000 tax provision for the comparable period in the prior year. On a year-to-date basis, the Partnership recorded a $3,000 tax provision in 2003 and a tax benefit of $380,000 in 2002. The 2002 tax benefit resulted from a loss recognized in connection with investment in our Canadian subsidiary.

Supplemental Segment Information

        The following table provides comparative operating information for our segments:

Pope Resources, A Delaware Limited Partnership
Unaudited

	SEGMENT INFORMATION (all amounts in $000‘s)

	Three months ended Sept.30,		Nine months ended Sept.30,
	2003	2002	2003	2002

Revenues:
Fee Timber	$ 5,994	$ 6,101	$ 19,107	$ 17,425
Timberland Management &
Consulting (TM&C)	353	2,081	1,036	5,623
Real Estate	218	472	1,214	1,378

Total	$ 6,565	$ 8,654	$ 21,357	$ 24,426

EBITDDA:
Fee Timber	3,398	3,411	10,959	10,040
TM&C	(106)	580	(395)	1,203
Real Estate	(169)	(174)	(196)	(1,273)
General & administrative and
minority interest	(550)	(954)	(1,814)	(2,587)

Total	$ 2,573	$ 2,863	$ 8,554	$ 7,383

Depreciation, depletion and amortization:
Fee Timber	807	838	2,526	2,435
TM&C	16	41	50	150
Real Estate	23	16	62	45
General & administrative	99	107	290	334

Total	$ 945	$ 1,002	$ 2,928	$ 2,964

Operating income/(loss):
Fee Timber	2,591	2,573	8,433	7,605
TM&C	(122)	539	(445)	1,053
Real Estate	(192)	(190)	(258)	(1,318)
General & administrative	(649)	(958)	(2,104)	(2,786)

Total	$ 1,628	$ 1,964	$ 5,626	$ 4,554

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

Analysis of Operating Income

        The following table sets forth expenses as a percentage of revenues for the quarter and nine months ended September 30, 2003 and 2002:

	Quarter ended September 30,		Nine months ended September 30,

	2003	2002	2003	2002

Revenues	100%	100%	100%	100%
Cost of sales	42	34	41	35
Operating expenses	23	32	23	35
General, and administrative expenses	10	11	10	11

Operating income	25%	23%	26%	19%

        Cost of sales includes depletion on timber harvested and the cost of purchasing and producing tangible goods for sale, including the cost of acquiring, platting and improving real estate held for sale. Cost of sales for the Partnership will fluctuate due to the mix of revenue between the sale of tangible goods and revenue generated from providing services. Cost of sales as a percentage of revenue increased 8% (to 42%) for the quarter ended September 30, 2003 from 34% in the comparable period in 2002. For the nine months ended September 30, 2003 cost of sales as a percentage of revenues increased 6% (to 41%) from 35% for the comparable period in 2002. The increase is attributable to the increased proportion of total revenue derived from the sale of logs off our tree farms relative to service fees earned by providing timberland management services (the latter generates no cost of sales to correlate with reported revenues). For the quarter ended September 30, 2003, Fee Timber revenue represented 91% of total revenue versus 71% for the comparable period in 2002. For the nine months ended September 30, 2003 Fee Timber represented 89% of total revenue versus 71% for the comparable period in 2002.

        Operating expenses consist of salary and other costs directly attributable to revenue-generating activity. As a percentage of revenue, operating expenses have decreased 9% (to 23%) for the quarter ended September 30, 2003 from 32% for the comparable period in 2002. For the nine months ended September 30, 2003 operating expenses as a percentage of revenue have decreased 12% (to 23%) from 35% for the comparable period in 2002. The decrease in operating expenses as a percentage of revenue is also due to the change in our mix of operating activities in 2003. Beginning January 1, 2003 ORMLLC is no longer providing timberland management services to HTRG and the forestry consulting offices in Canada were closed. Operating expenses for both of these activities were significant relative to revenue generated.

        As a percent of revenue, general and administrative expenses decreased modestly to 10% of revenue from 11% for both the quarter and nine months ended September 30, 2003 and 2002. General and administrative expenses have been managed down over the last couple years as the Partnership has exited less profitable operations and commensurately pared back overhead costs.

Liquidity and Capital Resources

        We ordinarily finance our operations using funds from operations and, where appropriate in management’s assessment, using bank lines of credit. Management expects that funds to be generated from operations and externally through financing will provide sufficient capital resources for ongoing operations and for our anticipated capital needs. Our debt-to-total capitalization ratio was 45% at September 30, 2003.

        Management anticipates a number of intermediate-term uses of capital over the next several years and may utilize a combination of short and long-term financing that will supplement operating cash flows to fund the following investments:

        Fee Timber: Management evaluates timberlands offered for sale, seeking properties that offer attractive investment returns or other strategic opportunities. Additionally, the Fee Timber segment expects to invest in a timber fund sponsored by the Partnership’s subsidiary, Olympic Resource Management LLC (discussed above under “Timberland Management & Consulting”). This investment will only take place if the sponsor is successful at both (a) fully subscribing the fund and (b) locating and acquiring appropriate timber properties on behalf of the fund.

        Real Estate: Over the next several years our Gig Harbor project will require significant capital expenditures for infrastructure investments. However, the capital requirements for this project will not be undertaken until the Partnership has a signed purchase and sale agreement with a “big-box retailer” for a subset of this property. Because we generally execute contingent purchase and sale agreements that require us to obtain zoning and plat approvals and make various improvements as a condition to closing a particular land sale, we expect that we will need to bridge the capital requirements to finance these activities during the period between execution of the purchase agreement and the closing of the sale. In addition, the Real Estate segment is anticipating that capital expenditures will be required for several other projects over the next several years, most notably Port Gamble and our Bremerton project.

        Management’s current plan is to harvest approximately 7 MMBF of timber over the remaining quarter of 2003 for a total fiscal 2003 harvest of 45 million board feet. Since harvest plans are based on demand and pricing, actual harvesting may vary subject to management’s ongoing review.

        In the nine months ended September 30, 2003, cash generated by operating activities was $6.6 million and overall cash and cash equivalents increased $2.9 million from December 31, 2002. Cash used in investing activities for the nine months ended September 30, 2003 was $1.1 million and consisted of reforestation expenditures, capital improvements to buildings at the Port Gamble townsite, and capitalized expenditures for the Gig Harbor property. Cash used in financing activities included the following: a mortgage principal payment of $1.6 million; Local Improvement District principal payments of $64,000; three unitholder distributions totaling $768,000; and a minority interest payment of $162,000. Capital expenditures for the year 2003 are expected to be approximately $2.0 million.

        In the first nine months of 2002, cash generated by operating activities was $6.6 million and overall cash and cash equivalents increased $4.0 million from December 31, 2001. Cash used in investing activities for the nine months ended September 30, 2002 consisted of capital expenditures of $1.5 million netted against proceeds from the sale of an office building acquired with the Columbia tree farm in March 31, 2001 of $456,000. Capital expenditures for the nine months ended September 30, 2002 consisted of reforestation, road building, and other miscellaneous capital additions.

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

        The Hood Canal tree farm is concentrated at low elevations, which permits us to harvest trees year-round. Generally, we concentrate our harvests from this farm in the winter and spring when supply, and thus competition, is typically lower and, accordingly, when we can expect to receive higher prices. We ordinarily reduce our harvest from the Hood Canal tree farm in the summer months. Since 2001, when we acquired the Columbia tree farm, we have a more balanced pattern of operating cash flows throughout the year. Because the Columbia tree farm is less accessible in the winter months, we plan to harvest from that tree farm primarily in the summer and early fall. The result, management believes, will be a reduction in the seasonal variations we have experienced from our fee timber operations in recent years.

        Timberland Management & Consulting. Timberland Management & Consulting operations are not significantly seasonal.

        Real Estate. While Real Estate results are not expected to be seasonal, the nature of the activities in this segment will likely result in large non-recurring transactions that may have large positive or negative impacts on revenue and operating income of the Partnership. Moreover, we expect to continue to see some seasonal fluctuations in this segment because of the effects of weather on Pacific Northwest development projects.

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

Fee Timber

        Fee Timber revenue is generated primarily through the sale of softwood logs to both domestic mills and third-party intermediaries selling to the export market. The markets for these products are significantly affected by fluctuations in U.S. and Japanese economies, as well as by the foreign currency exchange rate between the Japanese yen and the U.S. dollar. The Partnership has seen the price of logs erode in the Japanese market as competing logs and lumber from regions outside of the U.S. and engineered wood products have gradually gained market acceptance. Easy access to a strong market for logs is important to our profitability. To the extent that local mill closures reduces competition for wood products in the Puget Sound region our profitability may be negatively affected.

        The ability of the Partnership to grow and harvest timber can be significantly impacted by legislation, regulations or court rulings that restrict or stop forest practices. Restrictions to logging, planting, road building, fertilizing, managing competing vegetation and other activities can significantly increase the cost or reduce available inventory thereby reducing income.

Timberland Management & Consulting

        The majority of our Timberland Management & Consulting revenue is generated through one client. The revenue generated from this client is expected to taper off sometime in 2004. Management is working to expand our customer base through market outreach efforts.

        As a component of those efforts, we have renewed our focus on the Investor Portfolio Management Business (“IPMB”), which is a component of our Timberland Management & Consulting segment. However, unlike many other components of our business, which relate solely or primarily to real estate and timber operations, this line of business carries risks relating to the offer and sale of securities, and to the management of investment operations, including potential liability to investors if we are determined to have made material misstatements or omissions to those investors, potential accusations that we have breached fiduciary duties to other limited partners, and similar types of shareholder action. Moreover, litigation of shareholder-related matters can be expensive and time consuming, and if brought, would likely distract management from their focus on ordinary operating activities.

Real Estate

        The value of our real estate investments is subject to changes in the economic and regulatory environment, as well as various land use regulations and development risks, including the ability to obtain the necessary permits and zoning variances that would allow us to maximize our revenues from our real estate investments. Our real estate investments are long-term in nature, which raises the risk that unforeseen changes in the economy or laws surrounding development activities may have an adverse affect on our investments. Moreover, these investments often are highly illiquid and thus may not generate cash flow if and when needed to support our other operations.

Contractual Obligations, Commercial Commitments and Contingencies

        Our commitments at September 30, 2003 include performance bonds and operating leases entered into in the normal course of business.

		Payments Due By Period/ Commitment Expiration Period
Obligation or Commitment	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Total debt	$37,673,000	$1,569,000	$3,219,000	$2,976,000	$29,909,000
Performance bonds	100,000	--	--	--	--
Capital lease obligations	--	--	--	--	--
Operating Leases	130,000	50,000	61,000	19,000	--
Unconditional purchase obligations	--	--	--	--	--
Other long term obligations	529,000	123,000	40,000	40,000	326,000
Total contractual obligations	$38,432,000	$1,742,000	$3,320,000	$3,035,000	$30,235,000

        In addition, as described above, the Partnership has debt totaling $37.7 million as of September 30, 2003. Other long-term obligations include our $354,000 estimated liability as of September 30, 2003 for environmental remediation in and around the Port Gamble townsite and a $175,000 liability for a supplemental employment retirement plan. The Partnership expects to spend $123,000 in connection with these liabilities over the next twelve months.

Capital Expenditures and Commitments

        Total capital expenditures in 2003 are currently expected to be approximately $2.0 million, of which $1.1 million has been expended through September 30, 2003.These expenditures, however, could be increased or decreased as a consequence of future economic conditions. The Partnership has adequate cash on hand to fund capital expenditures anticipated for the balance of 2003. In general, management expects that funds for capital expenditures will be generated internally through operations and externally through financing.

Cost of Compliance with Government Regulation

        Compliance with laws, regulations and demands usually involves capital expenditures as well as operating costs. Management cannot easily quantify future amounts of capital expenditures required to comply with these laws, regulations and demands, or the effects on operating costs, because in some instances compliance standards have not been developed or have not become final or definitive, and in some cases these costs will vary with our specific methods of deploying our resources. Accordingly, at this time management has not quantified any future capital requirements to comply with any new regulations being developed by either federal or state regulatory agencies.

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

        Depletion: Depletion expense represents an apportionment of cost basis to that timber harvested during the period and is charged to operations by applying a depletion rate to volume harvested. The depletion rate is calculated on January 1st of each year by dividing our cost of merchantable timber by the volume of merchantable timber. Merchantable timber is defined as timber that is equal to or greater than 40 years of age.

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

        Inventory volumes take into account the applicable state and federal regulatory limits on timber harvests as applied to our properties, including the new Forests and Fish law that supplements Washington State’s forest practice regulations to provide for expanded riparian management zones, wildlife leave trees, and other harvest restrictions. The timber inventory volume is accounted for by our standing timber inventory system. Key inputs for this system include the following: periodic statistical sampling of the timber (called “cruising”); annual adjustments made for estimated growth; and the depletion of areas harvested. To calculate the depletion rate the Partnership has determined that a combined pool representing costs and volume of both the Hood Canal and Columbia tree farms is the most appropriate method to use.

        Our decision to calculate a pooled rate representing both tree farms (versus a separate rate for each tree farm) gave considerable weight to a key reason for the Columbia tree farm acquisition: namely, to fill in an age class gap on the Hood Canal tree farm. A combined pool approach is consistent with the way in which the tree farms are managed as a single investment. Given that the tree farms are managed as a single investment it was deemed appropriate to apply one rate to both tree farms even though the cost basis for each are different.

        Fertilization costs: The Partnership fertilized stands in 2002 and plans to fertilize additional stands in 2003 that it expects to harvest within five to ten years. These costs are capitalized and included in the depletion pool as the stands are harvested.

        Road costs: The cost of building and significant resurfacing work on permanently maintained roads is capitalized. Capitalized road costs are expensed as timber is harvested by applying an amortization rate representing the capitalized road costs divided by estimated merchantable inventory (as used in the depletion calculation discussed above) to the volume of timber harvested during the reporting period. The cost of building temporary roads to access harvested timber and maintaining roads is expensed as incurred.

        Environmental remediation: The environmental remediation liability represents estimated future payments to remedy and monitor certain areas in and around the townsite of Port Gamble. Port Gamble is a historic town that was operated by Pope & Talbot, Inc. (P&T), a related party, until 1985 when the townsite and other assets were spun off to the Partnership. P&T leased the mill site at Port Gamble through January 2002, when it signed an agreement with the Partnership dividing the responsibility for environmental remediation of Port Gamble between the two parties.

        The environmental remediation liability is based upon an estimate of our portion of the clean-up costs under this agreement. During the second quarter of 2002 the environmental liability increased $0.7 million as a result of costs to complete our share exceeding the original estimate. While the majority of our portion of the clean up efforts is complete, there remains the possibility that the remaining remediation or monitoring activities may exceed estimates resulting in an additional environmental remediation charge.

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

        Accounting for unit options: The Partnership accounts for employee unit-based compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation cost for unit options is measured as the excess, if any, of the fair value of our units at the date of grant over the amount an employee must pay to acquire the unit.

        Unit options granted have an exercise price not less than the fair value of our unit price on the date of the grant. Had compensation expense for unit option grants been recognized based on the fair value at the grant date consistent with the Black-Scholes method described in SFAS No. 123, Accounting for Stock-Based Compensation, our net income would have included a $72,000 expense for the options vesting during the quarter ended September 30, 2003 and a $207,000 expense during the nine months ended September 30, 2003.

Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURESABOUT
MARKET RISK

Interest Rate Risk

        As of September 30, 2003, the Partnership had $37.7 million of fixed rate debt outstanding with a fair value of approximately $43.4 million based on the current interest rates for similar financial instruments. A change in the interest rate on fixed rate debt will affect the fair value of the debt, whereas a change in the interest rate on variable rate debt will affect interest expense and cash flows. A hypothetical 1% change in prevailing interest rates would change the fair value of our fixed-rate long-term debt obligations by $2.4 million but would not affect our earnings or cash flows.

Item 4
CONTROLS AND PROCEDURES

        Management maintains an adequate system of internal controls to promote the timely identification and reporting of material, relevant information. Those controls include requiring executive management and all managers in accounting roles to sign a Code of Ethics. The Partnership also has implemented a system to provide for the confidential submission by employees of concerns about accounting and financial matters. Additionally, our senior management team meets regularly to discuss significant transactions and events affecting our operations. Our President & CEO and our Vice President & CFO lead these meetings and consider whether topics discussed represent information that should be disclosed under applicable SEC rules and guidelines. The Board of Directors of our managing general partner includes an Audit Committee. The Audit Committee reviews our earnings releases and all reports on Form 10-Q and 10-K prior to their filing. The Audit Committee is responsible for hiring our external auditors and meets with those auditors at least four times each year.

        Our President & CEO and Vice President & CFO are responsible for establishing and maintaining disclosure controls and procedures, subject to review by the Audit Committee. These executives have designed such controls to ensure that others within the organization make all material information known to them. Management regularly evaluates ways to improve internal controls.

        Our executive officers completed an evaluation of the disclosure controls and procedures and have determined them to be functioning properly and effectively as of September 30, 2003. They did not discover any significant deficiencies or material weaknesses within the controls and procedures that required modification.

        There have been no significant changes in internal controls or in other factors that are likely to significantly affect internal controls during the three months ended September 30, 2003.

PART II

Item 1: Legal Proceedings

        From time to time, the Partnership may be subject to legal proceedings and claims that may have a material adverse impact on its business. As of September 30, 2003 and as of the date this report was filed, management was not aware of any current legal proceedings or claims that will have, individually or in the aggregate, a material adverse impact on its business, prospects, financial condition or results of operations.

Item 2: Changes in Securities and Use of Proceeds

          None

Item 3: Defaults upon Senior Securities

          None

Item 4: Submission of Matters to a Vote of Security Holders

          None

Item 5: Other Information

          None

Item 6. Exhibits and Reports on Form 8-K

          (a)      Exhibits.

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

         (b)      Forms 8-K.

        On July 21, 2003, the Partnership filed a report on Form 8-K reporting earnings for the three-month period ended June 30, 2003.

        On July 11, 2003 the Partnership filed a report on Form 8-K with a Regulation FD disclosure of a presentation that subsequently was provided to certain parties to answer questions about potential investments in Pope Resources.

        On August 18, 2003, the Partnership filed a report on Form 8-K announcing that the Gig Harbor City Council voted to amend our comprehensive plan that would enable a proposed rezone to commercial use of 35 acres of our property in the City of Gig Harbor.

        On August 22, 2003, the Partnership filed a report on Form 8-K, announcing an increase in its quarterly distribution to $.07 per unit.

        On October 23, 2003, the Partnership filed a report on Form 8-K reporting earnings for the three-month period ended September 30, 2003.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 11, 2003.

POPE RESOURCES, A Delaware Limited Partnership

By:	POPE MGP, Inc. Managing General Partner

By: /s/ David L. Nunes David L. Nunes President and Chief Executive Officer (Principal Executive Officer)

By: /s/ Thomas M. Ringo Thomas M. Ringo Vice President and CFO (Principal Accounting and Financial Officer)
34

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

35