Form 10-K
period 2003-12-31
POPE RESOURCES LTD PARTNERSHIP
filed 2004-03-23
CIK 784011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

|X|	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of Securities Exchange Act of 1934
For the fiscal year ended December 31, 2003

or

|_|	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______ to _______

Commission File No. 1-9035 Pope Resources, A Delaware Limited Partnership (Exact name of registrant as specified in its charter)

Delaware (State of Organization)	91-1313292 (IRS Employer I.D. No.)

19245 Tenth Avenue NE , Poulsbo, WA   98370
(Address of principal executive offices Zip Code)

Registrant’s telephone number, including area code: (360) 697-6626

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Depositary Receipts (Units)	Name of each exchange on which registered NASDAQ National Market System

Securities registered pursuant to Section 12(g) of the Act:

None

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.

Yes |X|   No |_|

        Indicate by check mark whether the registrant is an accelerated filer within the meaning of Exchange Act Rule 12b-2. Yes |_|   No |X|

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K. |X|

        Approximate aggregate market value of the non-voting equity units of the registrant held by non-affiliates as of June 30, 2003 was $41,994,000.

        The number of the registrant’s limited partnership units outstanding as of March 12, 2004 was 4,518,095.

Documents incorporated by reference: See Item 15. Exhibit Index Item IV.

Pope Resources, A Delaware Limited Partnership Form 10-K For the Fiscal Year Ended December 31, 2003 Index

Part I	Page

Item 1. Business	2

Item 2. Properties	13

Item 3. Legal Proceedings	14

Item 4. Submission of Matters to a Vote of Securities Holders	14

Part II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters	14

Item 6. Selected Financial Data	15

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 7A. Quantitative and Qualitative Disclosures About Market Risk	38

Item 8. Financial Statements and Supplementary Data	39

Item 9. Changes in Disagreements with Accountants on Auditing and Financial Disclosure	62

Item 9A. Controls and Procedures	62

Part III

Item 10. Directors and Executive Officers of the Registrant	63

Item 11. Executive Compensation	65

Item 12. Security Ownership of Certain Beneficial Owners and Management	73

Item 13. Certain Relationships and Related Transactions	75

Item 14. Principal Accountant Fees and Services	75

Part IV

Item 15 Exhibits, Financial Statements Schedules and Reports on Form 8-K	76

Signatures	81

1

PART I

Item 1.	BUSINESS

OVERVIEW

        Pope Resources, A Delaware Limited Partnership (the “Partnership”), was organized in October 1985 as a result of a spin-off by Pope & Talbot, Inc. (P&T), Pope & Talbot Development, Inc. and other P&T affiliates, of certain of their timberland and real estate development assets.

        The Partnership currently operates in three primary business segments: (1) Fee Timber, (2) Timberland Management and Consulting, and (3) Real Estate. Fee Timber operations consist of the growing and harvesting of timber from the Partnership’s tree farms. Timberland Management and Consulting encompasses providing timberland management and forestry consulting services to third-party owners of timberlands and is conducted primarily through the Partnership’s wholly owned indirect subsidiary, Olympic Resource Management LLC (“ORMLLC”). Real Estate operations consist of efforts to enhance the value of the Partnership’s land investments by obtaining the entitlements necessary to make further development possible.

DESCRIPTION OF BUSINESS SEGMENTS

Fee Timber

        Operations. The Partnership’s Fee Timber segment consists of operations surrounding management of the Partnership’s core assets: the Hood Canal tree farm, which consists of 71,000-acres located in the Hood Canal area of Washington which the Partnership has held since its formation, and the 44,000-acre Columbia tree farm located in the southwestern area of Washington state which the Partnership purchased in March 2001. On January 15, 2004, the Partnership acquired 3,300 acres of timberland from Plum Creek Timber Company for $8.5 million. The timberland acquired in this acquisition is contiguous with the Columbia tree farm, will be managed as part of that larger land parcel, and is included in the 44,000 acres referenced above. The Partnership views its two tree farms as core holdings and manages them as a single operating unit. Operations on the tree farms consist of the growing of timber and the subsequent harvesting and marketing of timber and timber products to both domestic and Pacific Rim markets. The Partnership’s Fee Timber segment produced 85%, 72%, and 52% of the Partnership’s consolidated revenues in 2003, 2002, and 2001, respectively.

        Inventory. Inventory information discussed below is for both the Hood Canal and Columbia tree farms and includes the aforementioned timberland acquisition from Plum Creek Timber Company.

        As of January 15, 2004, the tree farms’ total merchantable inventory volume was estimated to be 483 million board feet (MMBF). The Partnership’s merchantable timber inventory volume as of January 1, 2003 was 447 MMBF. Merchantability is defined as timber inventory in productive timber stands that are 35 years of age and older, which represents management’s estimate of when merchantable value would be assigned to the timber in a timberland sale. Stands are not normally at their economic rotation age until after 40 years. Economic rotation age represents the estimated optimal age to harvest a specific stand of timber. The economic rotation age varies by geographic site and species.

The Partnership’s merchantable inventory as of January 15, 2004 and January 1, 2003 is spread between age classes as follows:

Age Class	1/15/2004 Volume (in MMBF)	1/1/2003 Volume (in MMBF)

35 to 39	64	43
40 to 44	56	51
45 to 49	33	53
50 to 54	55	65
55 to 59	73	50
60 to 64	102	108
65+	100	77

	483	447

        Timber inventory volume is accounted for by the Partnership’s standing timber inventory system, which utilizes annual statistical sampling of the timber (a process called “cruising”) with adjustments made for estimated growth and depletion of areas harvested. Inventory volumes take into account the applicable state and federal regulatory limits on timber harvests as applied to our properties, including the Forests and Fish Law that supplements Washington State’s forest practice regulations to provide for expanded riparian management zones, wildlife leave trees, and other harvest restrictions. The Partnership cruised 20% of its productive timberland acres with stand ages of at least 20 years in each of the years 2003 and 2002 and plans to continue at that rate of cruise activity for the next few years. The Partnership has increased its annual plan for inventory cruises in order to refine future harvest schedules.

        The dominant timber species on the Partnership’s tree farms is Douglas-fir. Douglas-fir is noted for its strength, flexibility, and other physical characteristics that make it generally preferable to other softwoods and hardwoods for the production of construction grade lumber and plywood. In addition to Douglas-fir, inventory on the Partnership’s tree farms include Western Hemlock, Western Red Cedar, and Red Alder. The Partnership’s total merchantable timber inventory as of January 15, 2004 is spread between species as follows:

Species	Volume (in MMBF)	Percent of total

Douglas-fir	344	71%
Western Hemlock	57	12%
Western Red Cedar	20	4%
Other Conifer	9	2%
Red Alder	43	9%
Other Hardwood	10	2%

Total	483	100%

        The Hood Canal tree farm has significant acreage with mature timber and even more acreage with relatively immature trees, which results in what we call a “bimodal” age class pattern that management believes is common among western U.S. timberland ownerships. This bimodal pattern can be dealt with in three primary ways: (1) delay harvests of mature acres to backfill what would otherwise be smaller harvest years until the immature trees become merchantable; (2) harvest the mature acres at a rate that more closely approximates rotation age and allow later harvest cash flows to decline for some period while the younger blocks of acreage mature; or (3) acquire timberland properties with age-class characteristics that fill in the trough in the bimodal pattern. The Partnership opted for this last alternative with the acquisition of the Columbia tree farm in March 2001. Management believes it not only made a sound value investment on its own merits in acquiring the Columbia tree farm, but also made significant progress toward smoothing the age-class distribution of the Partnership’s timberland holdings.

        The Partnership’s tree farms total 115,000 acres as of January 15, 2004. Of this total, approximately 100,000 acres are designated productive acres. Productive acres represent land that is suitable for growing and harvesting timber and excludes acreage that is unavailable for harvest because it is in protected wetlands or riparian management zones (stream set-asides). Productive acres also reflect deductions for roads and other land characteristics that inhibit suitability for growing or harvesting timber. As of January 15, 2004, total productive acres are spread by timber age class as follows:

Age Class	1/15/2004 Acres	%

Clear-cut	1,042	1%
0 to 4	12,246	12%
5 to 9	8,799	9%
10 to 14	6,720	7%
15 to 19	16,304	16%
20 to 24	16,008	16%
25 to 29	9,318	9%
30 to 34	4,600	5%
35 to 39	4,979	5%
40 to 44	3,734	4%
45 to 49	1,995	2%
50 to 54	2,700	3%
55 to 59	3,368	3%
60 to 64	4,391	4%
65+	3,985	4%

	100,189	100%

        The Partnership’s annual harvest level is derived from a long-term harvest plan that factors in economic rotation ages of all stands, existing timber inventory levels, growth and yield assumptions, and regulatory constraints associated with the Washington State Forest Practices Act. From this information, management develops annual and long-term harvest plans predicated on their assessment of existing and anticipated economic conditions with the objective of maximizing long-term values. This plan is updated periodically to take into account changes in timber inventory, including species mix, site index (classification of soils), volume, size, and age of the timber. The long-term harvest plan is calculated using a non-declining even-flow harvest constraint, meaning that future harvest levels will always be as high or higher than current levels.

Projected annual harvest levels over the next 30 years in million board feet:

Period	Harvest (in MMBF)

2004 to 2005	58,000
2006 to 2016	45,000
2017 to 2026	58,000
2027 to 2034	65,000

        As stated above, future harvest levels are modeled to be non-declining in volume over time. An exception to this harvest modeling rule will be made for the January 2004 acquisition of 3,300 acres such that projected harvest levels in 2004 and 2005 will be higher than the 45 MMBF otherwise modeled. This January 2004 purchase included a large percentage of merchantable timber that the Partnership plans to harvest over the next two years to recoup a significant part of the acquisition price. Since the cost of the January 2004 acquisition is added to the overall tree farm basis for depletion , the rate of depletion expense per MBF will increase while the incremental harvest should boost operating income. In 2004 and 2005 the management expects this acquisition to increase operating income by between $2.0 and $3.0 million, depending on prices realized, net of the expected increase in depletion expense.

        Marketing and Markets. The Partnership markets timber using the manufactured log method, where it engages independent logging contractors to harvest the standing timber and manufacture it into logs that the Partnership then sells on the open market. The Partnership or its subsidiaries retain title to the logs until harvest is concluded and delivery takes place, which normally occurs at a customer log yard. We sell our logs both domestically and internationally through log exporting intermediaries. One of our principal international markets is the Pacific Rim. Logs going to this destination are generally sold to US-backed brokers who in turn sell direct to offshore customers. Japan is by far the largest buyer of logs in the Pacific Rim market, though Korea and China represent significant export markets from time to time.

        Another method for selling timber that the Partnership occasionally engages in is the stumpage sale. Under this sale method, standing timber is sold to purchasers who manage the harvesting and marketing of the timber where title to the timber ordinarily transfers at the time of severance. These operations are governed by provisions of the sales contract and are closely monitored by the Partnership to facilitate sound forestry and stewardship practices and regulatory compliance. Stumpage sales are generally used in unique situations when the Partnership believes returns can be improved by selling timber immediately “on the stump” rather than waiting for the harvest to be completed and selling manufactured logs.

        Customers. The Partnership sells its logs domestically to lumber mills (and other processors of wood fiber) located throughout western Washington and northwest Oregon. Logs sold to the export market are sold to export intermediaries located at the ports of Tacoma, Olympia, and Longview, Washington. The cost of transporting logs limits the destinations to which the Partnership can profitably sell its logs.

        The Fee Timber segment had one major customer, Simpson Timber Company, which represented 35% of segment revenue in 2003. Mill competition for available log supply is an important factor in the harvest and sale of logs. Lumber mill ownership has consolidated over the last few years resulting in fewer local customers for the Partnership’s logs. Further consolidation of mill ownership in the Puget Sound area could cause a decline in prices realized for the Partnership’s logs.

        Competition. There are many competitors of the Partnership who are, for the most part, comparable in size or larger. Log sellers compete on the basis of quality, pricing, and the ability to satisfy volume demands for various types and grades of logs to respective markets. Management believes that the location, type, and grade of the Partnership’s timber will enable it to effectively compete in these markets. However, the Partnership’s products are subject to increasing competition from a variety of non-wood and engineered wood products as well as competition from foreign-produced logs.

        Forestry and Stewardship Practices. The Partnership’s timberland operations incorporate management activities that include reforestation, control of competing brush in young stands, thinning of the timber to achieve optimal spacing after stands are established, and fertilization. During 2003, the Partnership planted 677,000 seedlings on 1,700 acres of the Partnership’s tree farms. This compares to the years 2002 and 2001 in which the Partnership planted 648,000 and 667,000 seedlings on 1,500 and 2,100 acres, respectively. The number of acres and seedlings planted will vary from year to year based upon harvest level and timing of harvest together with weather conditions that affect seedling survival. Management’s policy is to stay current on its reforestation program, returning all timberlands to productive status as soon as economically feasible following harvest.

        Sustainable Forestry Initiative (SFI). In 2003, management engaged Pricewaterhouse Coopers LLP to audit the Partnership’s forestry and stewardship practices against those required by the American Forest & Paper Association for SFI certification. The Partnership’s tree farms passed the audit and are now SFI certified. Certification under SFI is not currently a requirement to sell to customers in the Partnership’s geographic market but the certification is gaining more market acceptance and may represent a competitive advantage in the future. Additionally, management believes that independent third-party verification of the Partnership’s strong commitment to good land stewardship practices helps the Partnership maintain positive relationships with customers and neighbors.

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

Timberland Management and Consulting

        Background. In March 1997, the Partnership’s unitholders authorized management to expand its timberland business with the Investor Portfolio Management Business (IPMB). The IPMB has two complementary business strategies: (a) timberland management and (b) portfolio development. In 1997, the Partnership formed two wholly owned subsidiaries ORM, Inc. and ORMLLC to facilitate the IPMB activities.

        Operations. The Timberland Management and Consulting segment’s key operation has been to provide various aspects of timberland management services to third-party timberland owners. During the fourth quarter of 2002 ORMLLC announced that its contract to serve as the western region timberland manager for Hancock Timber Resource Group (HTRG) would not be renewed for fiscal year 2003. That contract accounted for revenues of $4.1 million for both the fiscal years ended December 31, 2002 and 2001. This segment produced 9%, 23% and 20% of the Partnership’s consolidated revenues in 2003, 2002, 2001, respectively.

                Timberland Management. As of December 31, 2003, ORMLLC has successfully completed disposition activities for its largest timberland management client. As a result ORMLLC begins 2004 without a major timberland management client. Management is actively seeking other opportunities to manage timberlands on behalf of current and prospective clients.

                 Portfolio Development. Portfolio development’s goal is to build and manage diversified portfolios of timberlands for third-party investors, sometimes acting exclusively as a timberland portfolio manager, while at other times co-investing as a partner on behalf of Pope Resources. An example of the strategy ORMLLC is employing to meet this goal is ORM Timber Fund I, LP. This fund, if fully subscribed, will have $50 million of invested capital and is authorized to borrow up to an additional $25 million (debt to value is limited to 33%). The fund is currently being marketed to institutional investors (with a minimum investment of $500,000) and Pope Resources will invest 10%, or up to $5 million, of the $50 million equity portion of the fund. As the fund approaches closing, ORMLLC will look for timberland for the fund to acquire. ORMLLC is expected to earn management and acquisition fees from the fund.

                Forestry Consulting. In addition to its timberland management activities, ORMLLC also earns revenue by providing forestry consulting services to third-party owners and managers of timberland assets in Washington, Oregon, and California. ORMLLC is providing forestry consulting services from four separate locations in Washington: Port Angeles, Port Gamble, Poulsbo, and Chehalis, and one location in McCloud, California.

        Marketing. ORMLLC pursues third-party timberland management opportunities in North America through direct marketing to timberland owners. Marketing includes regular contact with forest products industry representatives and non-industry owners to develop new business opportunities. ORMLLC has developed brochures and other marketing materials that describe the services provided through the Timberland Management and Consulting segment. The Partnership’s acquisition and disposition activities keep management informed of changes in timberland ownership that can represent opportunities for the Partnership to market its services.

        Customers. Timberland management revenue in 2003 includes one client that represented 76% of segment revenue. Since the project for this customer was a management and disposition project that was largely completed at December 31, 2003, management does not expect to earn significant revenue from this client in 2004.

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

Real Estate

        Background. The Partnership’s Real Estate activities are closely associated with the management of its timberlands. After logging its timberlands, and subject to zoning regulations, the Partnership has three primary options for what to do next: reforest the land; develop it for sale as improved property; or sell it in undeveloped (or developed) acreage tracts. Management continually evaluates its timberlands in terms of best economic use, whether this means continuing to grow timber or reclassifying the property for sale or development. As management reclassifies timber properties for sale or development, the Partnership may replace such properties with timberland purchases in more remote areas.

        Operations. Real Estate operations include (a) residential and commercial property rentals in Port Gamble and (b) that work considered by management necessary to maximize the value of the Partnership’s 2,600-acre portfolio of higher-and-better-use property holdings. This latter objective is generally obtained by securing the entitlements necessary to make development possible.

                Port Gamble. Port Gamble has been designated a “Rural Historic Town”under Washington State’s Growth Management Act (GMA). This designation allows for substantial new commercial, industrial, and residential development of the town utilizing historic land use patterns, densities, and architectural character. Efforts in 2003 centered on introducing new visitor-focused commercial activities to the town. These include antiques, an art gallery, and a teashop. Additionally, the Partnership made a concerted effort to promote the town as a venue for weddings, hosting over 30 in its first year. Other 2003 efforts included attaining water rights for the town that will allow for a significant first phase of development. In 2004, management will continue to focus on increasing commercial use of the town, and begin an evaluation of existing sewer and water infrastructure.

                A negotiated settlement with P&T in January 2002 resulted in the Partnership taking over the millsite as well as providing for the initiation of environmental cleanup activities, the responsibility for which is being split between P&T and the Partnership. That settlement represents a significant step toward defining Port Gamble’s future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Real Estate – Environmental Remediation Costs.”

        Other Land Investments. The Partnership is also involved in adding value to other real estate development properties (such as those located in Gig Harbor, Bremerton, Kingston, and Hansville, Washington) through efforts to secure approved development plans for each of these properties. These investments are long-term in nature. With the passage of the GMA in the early 1990‘s, the Partnership worked to place as many of its properties as possible within designated Urban Growth Areas to increase long-term values. Value-adding activities include securing favorable zoning and obtaining final plat approvals to allow for the highest and best use of the properties. Once the Partnership has maximized the land value, alternatives for realizing value from the properties will be considered, including development, outright sale, or joint ventures with experienced property developers. The Partnership expects to realize sales revenue from portions of the aforementioned properties starting in 2004 with the most significant realizations to materialize as certain developments discussed below occur sometime between the years 2005 and 2007.

                Gig Harbor. Gig Harbor, a suburb of Tacoma, Washington, is the site of a 320-acre mixed-use development. The Partnership expects to benefit from an amendment to the City of Gig Harbor’s comprehensive plan in 2003 that is expected to result in 35 acres of the property being rezoned from business-park to commercial retail. Assuming the rezone of the 35 acres occurs, the development opportunity for the 320-acre project will be roughly as follows: 200 acres for residential development; 51 acres for a business park; and 69 acres for a neighborhood commercial center. In December 2003, the Partnership executed a purchase and sale agreement with Costco Wholesale Corporation for up to 20 acres of the commercial center with the ultimate acreage amount dependent on a finalized site plan. In 2002, the Partnership executed a purchase and sale agreement with the YMCA for 11 acres of the business park. Additional commercial and business park properties will be marketed in 2004. Prior to closing a sale with either Costco Wholesale Corporation or the YMCA, the Partnership will be committed to install infrastructure, including road, sewer, and water infrastructure, in order to facilitate development of the property and comply with obligations set out when the property was annexed into the city. Expenditures to install infrastructure for the Gig Harbor site are expected to begin in the summer of 2004 and continue for several years and are expected to total $13.0 million to $15.0 million. The Partnership expects revenues from this property to begin in 2005 and peak in conjunction with the anticipated opening in 2007 of a new Tacoma Narrows Bridge span connecting Gig Harbor with Tacoma.

                Bremerton. The City of Bremerton approved the request for a planned development on the Partnership’s 233-acre mixed-use property within the city limits of Bremerton. The planned development has a mix of industrial and residential uses. In July 2000 a 15-year development agreement was approved and adopted by the City of Bremerton. Initial marketing of this property will focus on finding suitable buyers for the 60-acre industrial portion of the property.

                Kingston and Hansville. There are three other on-going projects in Kitsap County that involve Partnership land: a 720-acre residential development in Kingston; a 360-acre proposed park adjacent to the aforementioned Kingston project; and a 248-acre residential development in Hansville. The Partnership is currently developing a plan with Kitsap County to delay processing the project application for the 720-acre Kingston project while undergoing a comprehensive plan amendment to bring urban-level zoning to approximately half of the property. In a separate but related activity, Kitsap County is currently analyzing the potential to acquire 360 acres owned by the Partnership adjacent to the 720-acre project for a regional park. The county may also move to acquire the remaining rural zoned area of the Kingston project at a later date. Such new zoning coupled with a proposed new wastewater treatment plant would allow reconfiguration of the existing plan to allow a more diverse set of residential products. Preliminary plat approval was granted for 89 lots on the Hansville property in early 2003. The Partnership intends to market the raw property to other developers in 2004.

        Marketing. Marketing activities in the Real Estate segment consisted of marketing residential and commercial space available for lease during 2003. As mentioned above, the Partnership plans in 2004 to begin marketing the Hansville property to residential property developers. The Partnership is currently working with Kitsap County to purchase the 360-acres in Kingston for a county park.

        Customers. The Partnership’s customers for Port Gamble rental space consist of both individual and commercial tenants. Land-buying customers are typically either private individuals or residential contractors interested in purchasing undeveloped land.

        Competition. The Partnership’s Real Estate activities consist primarily of adding value to current land holdings. Once those properties are ready for development, the Partnership will likely seek property developers for a sale or joint venture. Other bulk parcel owners in the Puget Sound area have similar strategies.

        Transportation. Land values for our Real Estate portfolio are strongly affected by transportation limitations between the Kitsap Peninsula and the Seattle-Tacoma corridor. Transportation options between Seattle/Tacoma and Kitsap County include driving on the Tacoma Narrows Bridge or taking a ferryboat. The Washington State Department of Transportation has been working for several years to add a new span to the Tacoma Narrows Bridge connecting Tacoma and Gig Harbor. The project was proposed as a public/private partnership that would be financed through the imposition of tolls. Construction of the span is now underway and is expected to be completed in 2007.

        Ferry transportation in our operating geography currently includes ferries that carry both automobiles and passengers from Kingston, Bremerton, or Bainbridge Island to Seattle and back. The Washington State Department of Transportation discontinued a foot-ferry service between Bremerton and Seattle in the summer of 2003. Voters in Kitsap County rejected a proposed sales tax that would have funded passenger-only ferry service from south, central, and northern locations in Kitsap County to Seattle. There are currently several private companies exploring alternatives for providing passenger-only service to the Kitsap Peninsula.

Employees

        As of January 1, 2004, the Partnership employed 40 full-time, year-round salaried employees and up to 26 part-time and seasonal personnel, who are distributed between the segments as follows:

Segment	Full Time	Part Time/ Seasonal	Total
Fee Timber	11	5	16
Timberland Management and Consulting	14	8	22
Real Estate	7	11	18
General and Administrative	8	2	10

Totals	40	26	66

        None of the Partnership’s employees are subject to a collective bargaining agreement and the Partnership has no knowledge that any steps toward unionization are in progress. Management considers the Partnership’s relations with its employees to be good.

Government Regulation

        In the operation and management of its tree farms, the Partnership is subject to federal and state laws that govern land use. Management’s objective is to be in compliance with such laws and regulations at all times. We anticipate that increasingly strict requirements relating to the environment, threatened and endangered species, natural resources, forestry operations, and health and safety matters, as well as increasing social concern over environmental issues, may result in additional restrictions on the timber operations of the Partnership. This will in turn result in increased costs, additional capital expenditures, and reduced operating flexibility. Management believes the Partnership’s assets and properties are in material compliance with all applicable federal, state and local laws, regulations and ordinances applicable to its business. However, there can be no assurance that future legislative, governmental, or judicial decisions will not adversely affect the Partnership’s operations. See “Governmental Regulation,” below.

Regulatory Structure

        Growing and harvesting timber are subject to numerous laws and government policies to protect the environment, non-timber resources such as wildlife and water, and other social values. Changes in those laws and policies can significantly affect local or regional timber harvest levels and market values of timber-based raw materials. Real estate development activities are also subject to numerous state and local regulations such as the GMA. In addition, the Partnership is subject to federal, state or provincial, and local pollution controls (with regard to air, water and land); solid and hazardous waste management, disposal and remediation laws; and regulations in each segment and all geographic regions in which it has operations.

        Endangered Species and Habitats. A number of fish and wildlife species that inhabit geographic areas near or within Partnership timberlands have been listed as threatened or endangered under the federal Endangered Species Act (ESA) or similar state laws in the United States. Federal ESA listings include the northern spotted owl, marbled murrelet, a number of salmon species, bull trout and steelhead trout in the Pacific Northwest. Listings of additional species or populations may result from pending or future citizen petitions or be initiated by Federal or state agencies. Federal and state requirements to protect habitat for threatened and endangered species have resulted in restrictions on timber harvest on some timberlands, including some timberlands of the Partnership. Additional listings of fish and wildlife species as endangered, threatened, or sensitive under the ESA and similar state laws as well as regulatory actions taken by Federal or state agencies to protect habitat for these species may, in the future, result in the following: an increase in operating costs; additional restrictions on timber harvests, forest management practices or real estate development; and potential impact on timber supply and prices.

        Forestry Management Practices. Forest practice acts in some states in the United States increasingly affect present or future harvest and forest management activities. For example, in some states, these rules have one or more of the following impacts: limit the size of clear-cut; require some timber to be left unharvested to protect water quality and fish and wildlife habitat; regulate construction and maintenance of forest roads; require reforestation following timber harvest; and contain procedures for state agencies to review and approve proposed forest practice activities. Federal, state, and local regulations protecting wetlands could affect future harvest and forest management practices on some of the Partnership’s timberlands.

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

        In the State of Washington, the Forest and Fish Report became the basis for revised Forest Practices Rules and Regulations that were adopted in 2000. The Washington Forest Protection Association produced the Forest and Fish Report through the collaborative efforts of Washington State’s private landowners; federal, state and county governments; and Native American tribes. The goals of these revised rules are:

•	To provide compliance with the Endangered Species Act (ESA) for aquatic and riparian dependent species on private forest lands;
•	To restore and maintain riparian habitat on private land to support a harvestable supply of fish;
•	To meet the requirements of the Clean Water Act for water quality on private forest lands; and
•	To keep the timber industry economically viable in the State.

        The proposed Water Quality Standards that the Washington State Department of Ecology adopted in 2003 have undergone Department of Ecology and public scrutiny. As such, these rules should be sufficient to comply with the Anti-Degradation Implementation Plan as described in the Clean Water Act.

        The regulatory and non-regulatory forest management programs described above have increased operating costs and resulted in changes in the value of timber and logs from the Partnership’s timberlands. These kinds of programs also can make it more difficult to respond to rapid changes in markets, extreme weather or other unexpected circumstances. One additional effect may be further reductions in usage of (and some substitution of other products for) lumber and plywood. The Partnership does not believe that these kinds of programs have had, or in 2004 will have, a significant effect on the Partnership’s total harvest of timber, although they may have such an effect in the future. Further, management does not expect the Partnership to be disproportionately affected by these programs as compared with typical timberland owners. Likewise, management does not expect that these programs will significantly disrupt its planned operations over large areas or for extended periods.

        Water Quality. The U.S. Environmental Protection Agency also promulgated regulations in 2000 requiring states to develop total maximum daily load (TMDL) allocations for pollutants in water bodies that have been determined to be “water quality impaired.” The TMDL requirements may set limits on pollutants that may be discharged to a body of water or set additional requirements, such as best management practices for nonpoint sources, including timberland operations, to reduce the amounts of pollutants. These requirements are expected to impact tree farming principally through new rules requiring tree farms to better control silt from roads, harvest blocks and other management activities from coming in contact with water quality impaired bodies of water. TMDLs will be established for specific water bodies in many of the states in which the Partnership operates. TMDLs will be written to achieve water quality standards within 10 years when practicable. It is not possible at this time to estimate the capital expenditures that may be required for the Partnership to meet pollution allocations until a specific TMDL is promulgated or to determine whether these expenditures will have a material impact on the Partnership’s financial condition or results of operations.

        Washington State Growth Management Act (GMA). Land holdings throughout Washington State are affected by the GMA, which requires counties to submit comprehensive plans that identify the future direction of growth and stipulate where population densities are to be concentrated. The purposes of the GMA include: (1) direction of population growth to population centers (Urban Growth Areas), (2) reduction of “suburban sprawl”, and (3) protection of historical sites. The Partnership works with local governments within the framework of the GMA to develop its real estate holdings to their highest and best use.

Item 2.	PROPERTIES

Property	Segment	Acres/ Sq.Ft.	Type	Owned/ Leased	Encumbrance

Poulsbo headquarters building	G&A	4 Acres/ 10,000 Sq.Ft.	Office building	Owned	None

Total Acres used for office space		4 Acres

Hood Canal tree farm	Fee Timber	71,145 acres	Timberland property	Owned	$36.9 Million
Columbia tree farm	Fee Timber	43,979 acres*	Timberland property	Owned	None

Total Fee Timber Acres		115,124 acres

Port Gamble townsite	Real Estate	130 acres	Land held for development	Owned	None
Kingston	Real Estate	1 acre	Land held for development	Owned	None
Bremerton	Real Estate	233 acres	Land held for development	Owned	$0.1 Million
Gig Harbor	Real Estate	320 acres	Land held for development	Owned	$0.7 Million
Hansville	Real Estate	248 acres	Land held for development	Owned	None
Teal Vista	Real Estate	272 acres	Land held for development	Owned	None
Shine Canyon	Real Estate	70 acres	Land held for development	Owned	None
Arborwood	Real Estate	720 acres	Land held for development	Owned	None
Heritage Park	Real Estate	360 acres	Land held for development	Owned	None
Point No Point	Real Estate	191 acres	Land held for development	Owned	None
Other	Real Estate	91 acres	Land held for development	Owned	None

Total Real Estate Acres		2,636

Grand total acres		117,764

* Includes 3,371 acres acquired in January 2004. 13

Item 3.	LEGAL PROCEEDINGS

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No matters were submitted to a vote of the Partnership’s unit holders during the fourth quarter of 2003.

PART II

Item 5.	MARKET FOR PARTNERSHIP’S UNITS AND RELATED SECURITY HOLDER MATTERS

Market Information

        Certain information respecting trades in the Partnership’s equity securities is quoted on the Nasdaq National Market System. The Partnership’s units trade under the ticker symbol “POPEZ”. The following table sets forth the 2002 – 2003 quarterly ranges of low and high prices for the Partnership’s units:

	2003		2002
	High	Low	High	Low
First Quarter	$12.50	$7.00	$15.50	$10.50

Second Quarter	$12.40	$8.95	$15.00	$11.70

Third Quarter	$14.65	$11.70	$13.24	$11.55

Fourth Quarter	$15.99	$12.56	$11.80	$9.30

Unitholders

        As of January 31, 2004, there were approximately 280 holders of record of 4,518,095 outstanding units.

Distributions

        All cash distributions are at the discretion of the Partnership’s managing general partner, Pope MGP, Inc. (the “Managing General Partner”). The Partnership made two quarterly five-cents-per-unit distributions and two quarterly seven-cents per-unit distributions totaling $1.1 million in 2003. The Partnership did not make distributions in 2001 and in October 2002 the Managing General Partner announced that it was reinstituting a distribution policy. Management intends to continue to pay quarterly seven-cents-per-unit distributions in 2004 so long as the Managing General Partner determines this amount to be appropriate. Constraints established through existing timber mortgages limit distributions to 50% of net income, excluding distributions made to offset income tax expense resulting from ownership of the Partnership units. Management will periodically examine the distribution policy to ensure it meets the long-term objective of maximizing Partnership value.

Issuance of Unregistered Securities

The Partnership did not conduct any unregistered offering of its securities in 2003.

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

(Dollars in thousands, except per unit data)	2003	2002	2001	2000	1999
Statement of operations data
Revenues:
Fee Timber (4)	$22,916	$23,298	$24,999	$21,444	$23,467
Timberland Management and Consulting	2,386	7,295	9,703	11,011	11,705
Real Estate (5)	1,734	1,599	13,143	18,202	15,681

Total revenues	27,036	32,192	47,845	50,657	50,853

Operating income/(loss):
Fee Timber (4)	9,669	10,199	9,190	12,895	13,609
Timberland Management and Consulting (2)(7)	272	919	1,685	75	1,861
Real Estate (1)(5)(6)	(476)	(1,667)	(2,709)	(11,593)	(508)
General and Administrative	(2,842)	(3,864)	(5,110)	(7,254)	(8,282)

Total operating income/(loss)	6,623	5,587	3,056	(5,877)	6,680

EBITDDA (8):
Net income/(loss) (3)	3,528	3,334	(432)	(6,251)	5,066
Net interest and income tax	3,048	2,106	3,317	374	1,298
Depreciation, Depletion, and amortization	3,546	3,864	7,698	2,899	2,683

EBITDDA	10,122	9,304	10,583	(2,978)	9,047

Free cash flow (8):
Net income (loss)	3,528	3,334	(432)	(6,251)	5,066
Plus:
Depreciation, Depletion, and amortization	3,546	3,864	7,698	2,899	2,683
Cost of land sold	200	189	777	31	1,193
Less:
Principal payments	1,662	1,110	3,460	424	497
Recurring capital expenditures	2,017	2,158	1,995	2,858	3,764

Free cash flow(4)	3,595	4,119	2,588	(6,603)	4,681

Cash flow from operations	8,641	9,005	11,237	9,973	8,347

Earnings/(loss) per unit – diluted	0.78	0.74	(0.10)	(1.38)	1.11
EBITDDA per unit	2.23	2.06	2.34	(0.66)	2.00
Distribution per unit	0.24	0.10	—	0.40	0.40

Balance sheet data
Total assets	86,308	86,788	84,187	60,857	66,880
Long-term debt	36,114	37,665	38,592	12,685	13,282
Partners’ capital	46,036	43,598	40,673	41,280	49,302
Debt to total capitalization	45%	47%	49%	24%	22%

Other data
Acres owned/managed (thousands)	114	270	617	655	534
Fee timber harvested (MMBF)	45.0	45.1	36.3	37.3	42.0

16

(1)	Real Estate operating income in 2002 includes the following charges the Partnership does not expect to recur: $730,000 environmental remediation charge related to the townsite at Port Gamble, Washington and a $165,000 charge for warranty liabilities for homes sold in Port Ludlow, Washington prior to the August 2001 sale of Port Ludlow operations.
(2)	Timberland Management and Consulting operating income in 2002 includes $583,000 of restructuring charges following the loss of the HTRG timberland management contract and closure of timberland consulting offices in Canada.
(3)	The Partnership recorded a tax benefit of $907,000 in 2002 following the closure of the timberland consulting offices in Canada.
(4)	The Partnership acquired the Columbia tree farm in March 2001. This acquisition does not represent a recurring capital expenditure and was not included in the calculation of free cash flow.
(5)	The Partnership sold its assets and operations in Port Ludlow, Washington in August 2001. Real Estate results for the 2001-year end include asset impairment charges of $1.3 million resulting from negotiations surrounding the sale of assets in Port Ludlow.
(6)	In December 2000 the Partnership recorded an asset impairment charge of $9.2 million as a result of the planned disposition of Port Ludlow. Year 2000 Real Estate results also include a $2.0 million charge for estimated environmental remediation charges at the Port Gamble townsite.
(7)	In December 2000 the Partnership recorded an asset impairment charge of $900,000 as a result of the planned disposition of the forestry consulting operations in British Columbia and a decline in acres managed for Hancock Timber Resource Group.
(8)	The Company considers earnings (net income or loss) before interest expense, income taxes, depreciation, depletion and amortization (EBITDDA) and free cash flow to be relevant and meaningful indicators of liquidity and earnings performance commonly used by investors, financial analysts and others in evaluating companies in its industry and, as such, has provided this information in addition to the generally accepted accounting principle-based presentation of net income or loss.

17

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note: Certain information in this report constitutes forward-looking statements within the meaning of federal securities laws. Forward-looking information, which includes forecasted asset purchases and sales and forecasted sources and uses of cash is subject to risks, trends, and uncertainties that could cause actual results to differ materially from those projected. Those uncertainties include but are not limited to changes to (1) regulations that affect the Partnership’s ability to harvest timber and develop real estate, (2) economic conditions, which can have a significant effect on the price the Partnership can obtain for its timber, real estate, and other investments, and (3) each of those items discussed in “Risk and Uncertainties”, below.

        This discussion should be read in conjunction with the Partnership’s audited consolidated financial statements included with this report.

EXECUTIVE OVERVIEW

        Pope Resources, A Delaware Limited Partnership (“we” or the “Partnership”), was organized in October 1985 as a result of a spin-off by Pope & Talbot, Inc. (“P&T”). Pope Resources is engaged in three primary businesses. The first, and by far most significant segment in terms of owned assets and operations, is the Fee Timber segment. Operations in this segment consist of growing timber to be harvested as logs for sale to export and domestic manufacturers. The second most significant business in terms of total assets owned is the development and sale of real estate. Real Estate activities primarily take the form of securing permits and entitlements for raw land and then realizing that land’s value by the selling of larger parcels to buyers who will take the land further up the value chain-either to home buyers or commercial property end-users. Since these land projects span multiple years, the Real Estate segment may incur losses for multiple years until a major project is sold resulting in operating income. Our third business is that of providing timberland-related services to third parties. These services may take the form of large-scale timberland management, forestry consulting, or acquisition or disposition services. Factors affecting results from each of these segments are discussed in more detail below.

        As of December 31, 2003, we owned nearly 112,000 acres of timberland in western Washington state plus 2,600 acres of real estate held for development. In January 2004 the Partnership acquired an additional 3,300 acres of timberland in its current operating area. Our third-party services have been historically conducted in the states of Washington, Oregon, and California, plus the Canadian provinces of British Columbia and Alberta.

        Macroeconomic factors that have a significant bearing on our business include the following: housing starts in the US (and to a lesser degree in Japan); interest rates; and currency exchange rates – particularly those between the US and Canada, Japan, and Europe. The first two of these macroeconomic factors reflect or influence the health of the U.S. housing market. The housing market, together with the repair and remodel market, consume nearly 73% of the log volume supplied to the U.S. Currency exchange rates influence the competitiveness of our primary product compared to logs that might be imported from Canada, Europe, or the Southern Hemisphere. A favorable US$/yen exchange rate can help our export logs compete in the Japanese market with logs that originate from Canada, Europe, or the Southern Hemisphere.

        As an owner and manager of timberland, we focus keenly on three “product” markets: the markets for logs, lumber and timberland. Each of these markets has unique and distinct market factors so that they do not move up or down in lockstep with each other. Generally, the lumber market is the most volatile as it responds quickly (even daily) to changing demand expectations that are housing-driven and changes to lumber inventories. Log markets will in turn be affected by what is happening in the lumber spot markets, but pricing shifts typically adjust monthly rather than daily. Log price volatility is also moderated because logs are used to produce products besides just lumber (especially pulp). The market for timberland tends to be even less volatile with pricing that lags both lumber and log markets. This is a function of the longer time horizons utilized by investors in timberland where the short-swing fluctuations of log or lumber prices become stabilized in acquisition modeling. We watch the lumber market because activity there can presage log price changes. We are in the log market constantly as we negotiate delivery prices to our customers. The timberland market is important as we are constantly evaluating our own portfolio and its underlying value as well as the opportunities to adjust that portfolio through either the acquisition or disposition of such land.

        Management’s major opportunity and challenge is to profitably grow our revenue base. We have added almost 44,000 acres over the last three years to our timberland portfolio with the most recent addition of 3,300 acres coming in January 2004. Our real estate challenges center around how and when to “harvest” a parcel of land and capture the optimum value increment through sale. Regarding our third-party timberland services, we are without a major client contract in early 2004 for the first time in six years and are intently seeking to secure income opportunities for this segment.

Our consolidated revenues in 2003, 2002, and 2001, on a percentage basis by segment, are as follows:

Segment	2003	2002	2001

Fee Timber	85%	72%	52%

Timberland Management and Consulting	9%	23%	20%

Real Estate	6%	5%	28%

Further segment financial information is presented in Note 10 to the Partnership’s Consolidated Financial Statements included with this report. 19

RESULTS OF OPERATIONS

The following table reconciles net income (loss) for the years ended December 31, 2003 to 2002 and 2002 to 2001. This table provides readers with some detailed numeric analysis of factors affecting changes in net income over the last three years. Explanatory text describing these changes is contained in the remainder of this Management Discussion and Analysis of Operations.

	ANNUAL COMPARISONS (Amounts in $000's except per unit data)
	2003 vs. 2002		2002 vs. 2001
	Total	Per Unit	Total	Per Unit
Net income (loss):
2003	$3,528	$0.78
2002	3,334	0.74	$3,334	$0.74
2001			(432)	(0.10)
Variance	194	0.04	3,766	0.84
Detail of earnings variance:
Fee Timber
Log price realizations (A)	(693)	(0.15)	(501)	(0.11)
Log volumes (B)	(2)	0.00	3,050	0.67
Timberland sale income	236	0.05	(4,675)	(1.04)
Depletion	198	0.04	3,323	0.73
Other Fee Timber	(269)	(0.06)	(196)	(0.04)
Timberland Management & Consulting
Management fee changes	(3,791)	(0.84)	(1,152)	(0.25)
Other Timberland Mgmnt & Consulting	3,144	0.70	386	0.09
Real Estate
Environmental remediation reserve	730	0.16	(730)	(0.16)
Operating results from sold RE op's	112	0.02	925	0.20
Other Real Estate	349	0.08	(403)	(0.09)
Asset impairment	-	-	1,250	0.28
General & administrative costs	1,022	0.23	1,246	0.27
Interest expense	235	0.05	127	0.03
Other (taxes, minority int., interest inc.)	(1,077)	(0.24)	1,116	0.25

Total change in earnings	$194	$0.04	$3,766	$0.83

(A)	Price variance allocated based on changes in price using the current period volume.
(B)	Volume variance allocated based on change in sales volume and the average log sales price for the prior period less variance in log production costs.

20

Fee Timber

Revenues and Operating Income

        Fee Timber revenue is earned primarily from the harvest and sale of logs from the Partnership’s 112,000 acres of fee timber located in western Washington and to a lesser extent from the sale of gravel and cellular communication tower leases. In January 2004 we acquired an additional 3,300 acres of timberland, which increased our timberland holdings to 115,000 acres.

Revenue and operating income generated by the Fee Timber segment for each year in the three-year period ended December 31, 2003, are as follows:

Year ended	Timber revenue	Mineral, cell tower, and other revenue	Total Fee Timber revenue	Operating income

December 31, 2003	$21.4 million	$1.5 million	$22.9 million	$9.7 million
December 31, 2002	22.0 million	1.3 million	23.3 million	10.2 million
December 31, 2001	18.3 million	6.7 million	25.0 million	9.2 million

        Fiscal Year 2003 compared to 2002. Fee Timber revenue decreased $382,000, or 1.6%, to $22.9 million in 2003 from $23.3 million in 2002. Harvest volume declined slightly to 45.0 million board feet (MMBF) from 45.1 MMBF for 2002. The decline in harvest volume combined with a $12 per MBF decline in average price realized resulted in the decline in revenue, which was partially offset by an increase in revenue from small timberland sales that represented $288,000 of revenue in 2003 and $44,000 of revenue in 2002. Operating income decreased $530,000, or 5.2%, to $9.7 million from $10.2 million in 2002. The decrease in operating income is due to the decline in revenue and an increase in road maintenance and silviculture costs.

        The Partnership regularly adjusts its timberland portfolio of holdings as part of its active management through acquisitions and dispositions of smaller parcels. The timberland acquisition in January of 2004 of 3,300 acres for $8.5 million is a good example of this type of transaction. A large component of this specific acquisition represented merchantable timber. As a result, annual harvest levels in 2004 and 2005 are expected to increase to approximately 58 MMBF and are forecasted to fall back to the 2003 level of 45 MMBF in 2006.

        Fiscal Year 2002 compared to 2001. Fee Timber revenue decreased $1.7 million, or 7%, to $23.3 million in 2002 from $25.0 million in 2001. In 2002, we harvested 45.1 million board feet (MMBF) — up 8.8 MMBF, or 24%, from the 2001 harvest volume of 36.3 MMBF. In spite of this harvest volume difference, annual revenues for 2002 are 7% lower than the prior year’s revenues due to the sale of 3,750 acres of land and timber for $5.3 million in 2001. Our weighted average log price of $488 per thousand board feet (MBF) for the year ending 2002 was down $15/MBF, or 3%, from the year ending 2001. Operating income increased $1.0 million, or 11%, to $10.2 million in 2002 from $9.2 million in 2001, largely due to the increase in harvest volume.

        Export Log Market. Log revenues from our timberland ownership are significantly affected by export log market conditions. Sales to the export market totaled 11%, 15%, and 20% of log revenue for 2003, 2002, and 2001, respectively. The vast majority of our export log volume is sold to Japan. Indirect sales to the export market totaled 4.2 MMBF, 6.3 MMBF, and 8.1 MMBF, of softwood logs for 2003, 2002, and 2001, respectively. The decrease in volume sold through the export market in 2003 is indicative of deteriorating export market conditions, a trend that also existed from 2001 to 2002. The average price per MBF realized for export logs sold was $574, $574, and $620 for 2003, 2002, and 2001, respectively.

        The 2003 realized average export log price did not change from 2003 to 2002 but declined 7% from 2002 to 2001. Low export prices realized in 2003 and 2002 were driven largely by weak economic conditions in Japan, the growth of engineered wood products, and increased foreign competition in the log market. The export log market is experiencing some improvement in export pricing in the first quarter of 2004, but management does not project a significant, sustained improvement in the export market in the foreseeable future.

        Domestic Log Market. Domestic sawlog volumes were 32.0 MMBF, 30.6 MMBF, and 19.9 MMBF in 2003, 2002, and 2001, respectively. The increase in domestic volume sold in 2003 from 2002 represents a shift in volume from the export market to the domestic market. Average realized domestic log prices per MBF were $514, $535, and $560 in 2003, 2002, and 2001, respectively. Prices realized from domestic log sales declined due to two separate factors. First, lumber imports from Canada have increased as a result of the softwood lumber dispute between the U.S. and Canada. As a result, log prices have declined as domestic mills are competing with imported Canadian lumber. Second, the domestic log market remains saturated with logs that were redirected away from weak Asian export markets. Management expects to continue pursuing heavier sales volumes in domestic markets so long as overseas log markets remain relatively weak.

        Other Timber Products. Pulp, hardwood, and other log volumes represented 19%, 18%, and 23% of total harvest volume for 2003, 2002, and 2001, respectively. The slight increase in other timber volume sold as a percent of total volume in 2003 relative to 2002 is due to the harvesting of more lower-quality hemlock stands on the Hood Canal tree farm, which produced a higher proportion of pulp logs. The significant decline in pulp, hardwood and other volume as a percent of total harvest in 2002 relative to 2001 is due to improved log merchandising. Logs sold as pulp generally command lower prices than logs sold as sawlogs in the domestic market. To the extent log volume can be moved from pulp logs to domestic sawlog sorts, higher revenue is realized. Other log prices were $292, $249, and $254, per MBF for 2003, 2002, and 2001, respectively. The increase in price realized on other timber products represents an improvement in price realized on pulp logs in 2003 relative to 2002. The increase in pulp prices was caused by a decline in local pulp log inventories. The decline in other log prices in 2002 relative to 2001 reflects the overall decline in log prices during that period.

        Harvest Volumes and Seasonality. We harvested the following timber for each year in the three-year period ended December 31, 2003:

Year	Softwood sawlogs		Pulp, hardwood, and other		Totals

	Volume MMBF	Price $/MBF	Volume MMBF	Price $/MBF	Volume MMBF	Price $/MBF

2003	36.2	$521	8.8	$292	45.0	$476

2002	36.8	$542	8.3	$249	45.1	$488

2001	27.9	$577	8.4	$254	36.3	$503

        The Partnership’s 115,000 acres of timberland consist of the 71,000-acre Hood Canal tree farm and the 44,000-acre Columbia tree farm, which includes the 3,300 acres acquired in January 2004. The Hood Canal tree farm is located in the Hood Canal region of Washington State. Most of this tree farm acreage is at a relatively low elevation where harvest activities are possible year-round. As a result of this competitive advantage, we are often able to harvest and sell a greater portion of our annual harvest in the first half of the year when the log supply in the marketplace tends to be lower. During 2003 management decided to front load harvest toward the beginning of the year to take advantage of what appeared to be a short-term spike in the log markets. Harvest activities in 2002 were relatively consistent from quarter to quarter while, during 2001, harvest activities tapered off in early autumn as we reached our planned annual harvest volume. The percentage of annual harvest volume harvested by quarter for each year in the three-year period ended December 31, 2003 is as follows:

Year ended	Q1	Q2	Q3	Q4

December 31, 2003	29%	28%	27%	16%
December 31, 2002	16%	32%	27%	25%
December 31, 2001	23%	30%	36%	11%

Cost of Sales

Fee Timber cost of sales for each year in the three-year period ended December 31, 2003, are as follows:

Year ended	Depletion	Harvest, haul and other	Land sale costs	Total

December 31, 2003	$2.9 million	$7.3 million	$ -million	$10.2 million
December 31, 2002	3.1 million	7.3 million	-million	10.4 million
December 31, 2001	6.4 million	6.1 million	0.8 million	13.3 million

        Depletion costs from harvest activities averaged $64, $68, and $55 per MBF for 2003, 2002, and 2001, respectively. The depletion rate changes each year as harvested timber stands are removed, or depleted, and new depletion “layers” are added to the overall depletion pool as merchantable timber stands reach the age of 40. The depletion rate in 2003 declined 6% from the rate in 2002, reflecting the interplay between removing harvested timber stands and adding new depletion “layers.” Blending the higher relative cost basis of the timber on the Columbia tree farm acquired in 2001 with Hood Canal tree farm’s low historical basis caused the depletion rate per MBF to increase significantly from 2001 to 2002. Depletion costs in 2001 also include $4.4 million in depletion resulting from timberland sales, most notably stemming from the 3,750-acre sale of a portion of the Columbia tree farm. The depletion rate in 2002 represents one full year of harvest from the higher cost basis Columbia tree farm. Management expects an increase in the depletion rate in 2004 as we closed on an $8.5 million timberland acquisition early in 2004.

        Harvest, haul and other costs (excluding costs resulting from timberland sales) averaged $160, $159, and $165 per MBF for 2003, 2002, and 2001, respectively. Average harvest haul and other costs increased modestly from 2002 to 2003 and decreased from 2001 to 2002. Harvest costs vary based upon the physical site characteristics of acreage harvested. Harvest units that are difficult to access, or that are located on steep hillsides, are more expensive to harvest. Haul costs vary based upon the distance between the harvest site and the customer’s location. Costs resulting from timberland sales were $32,000, $20,000, and $0.8 million in 2003, 2002, and 2001, respectively. The timberland sale costs in 2001 resulted from the aforementioned 3,750-acre sale of a portion of the Columbia tree farm.

Operating Expenses

        Fee Timber operating expenses for each of the three years ended December 31, 2003, 2002, and 2001 were $3.1 million, $2.7 million, and $2.5 million, respectively. Operating cost increased in 2003 relative to 2002 due to added silviculture and road maintenance costs. Silviculture costs represent the cost of projects that are undertaken for the purpose of increasing the quantity or quality of our timber inventory. Examples include management of competing vegetation and work performed to improve the seed stock available for us to grow seedlings for future reforestation. We have experienced an increase in road maintenance costs following the enactment of new road maintenance rules in Washington state. Management expects continued high levels of road maintenance costs for the next 2 to 3 years as we upgrade roads and culverts to comply with the new rules. The increase in operating expenses in 2002 relative to 2001 is due to the first full year of operating costs for the Columbia tree farm that was acquired in March of 2001.

Timberland Management and Consulting

Revenues and Operating Income

        The Timberland Management and Consulting segment earns revenue by providing timberland management and forestry consulting services to timberland owners and managers. An additional aspect of that segment’s activities is the development of timberland property portfolios on behalf of third-party clients. Management is currently marketing a timber fund to individual and institutional investors interested in investing directly in timberland properties to diversify their portfolios.

        Results for 2003 reflect the decline in revenue following HTRG’s decision to integrate management of its client properties into operations with the corollary decision not to renew the timberland management contract with ORMLLC. Revenues and operating income for the Timberland Management and Consulting segment for each year in the three-year period ended December 31, 2003, are as follows:

Year ended	Revenues	Operating income

December 31, 2003	$2.4 million	$0.3 million
December 31, 2002	7.3 million	0.9 million	^
December 31, 2001	9.7 million	1.7 million

^ Net of $583,000 of restructuring charges

        Fiscal Year 2003 compared to 2002. Revenue decreased $4.9 million, or 67%, to $2.4 million in 2003 from $7.3 million in 2002. The decrease in revenue was primarily the result of HTRG’s decision to not renew the management contract with ORMLLC and the closure of our Canadian forestry consulting offices. Operating income declined $647,000, or 72%. Revenue and operating income in 2003 includes $1.8 million and $1.6 million of revenue, respectively, from a major timberland management client. ORMLLC successfully completed the management assignment for this client in late 2003. As a result, operating results for 2004 are expected to compare unfavorably to 2003 for this segment unless additional management or consulting assignments are located to replace the revenue from the completed project.

        Fiscal Year 2002 compared to 2001. Revenue decreased $2.4 million, or 25%, to $7.3 million in 2002 from $9.7 million in 2001. The decrease in revenue resulted from the renegotiation of a timberland management contract in mid-2001. The contract change resulted in a lower management fee offset in part by a larger fee earned upon disposition of the properties managed. Operating income declined $766,000 or 47%. The decrease in operating income is primarily due to $583,000 of restructuring charges recorded in the fourth quarter of 2002 following HTRG’s decision to not renew the management contract with ORMLLC and the closure of our Canadian forestry consulting offices.

Operating Expenses

        Timberland Management and Consulting operating expenses for each of the three years ended December 31, 2003, 2002, and 2001 were $2.1 million, $6.4 million, and $8.0 million, respectively. Operating expenses decreased $4.3 million, or 67%, in 2003 relative to 2002 as a result of reducing the support infrastructure supporting the HTRG contract and closure of the forestry consulting offices in Canada. Operating expenses decreased in 2002 relative to 2001 as a result of reduced operating expenses in the forestry consulting business in Canada offset by the $583,000 of restructuring charges recorded following the loss of the HTRG contract and closure of the forestry consulting offices in Canada.

Investor Portfolio Management Business (IPMB)

        IPMB operations include timberland management and portfolio development. An example of portfolio development is ORM Timber Fund I, LP. If and when the fund is fully subscribed, both management and acquisition fees will be earned from administering the fund. These activities are, as well as the marketing costs associated with the fund, part of the IPMB. IPMB operations are currently conducted in ORMLLC and are subject to the following terms in the fund’s Limited Partnership Agreement.

        Limitation on Expenditures

        The 1997 amendment to Pope Resources’ Limited Partnership Agreement authorizing the IPMB strategy limits our cumulative net expenditures to $5,000,000, including debt guarantees. As of December 31, 2003 cumulative expenditures incurred in pursuit of IPMB opportunities, including guarantees, were less than cumulative revenues generated. Therefore, cumulative net expenditures as of December 31, 2003 against the $5,000,000 limit are zero.

        Allocation of Income

        The 1997 amendment to Pope Resources’ Limited Partnership Agreement further specifies that income from the IPMB will be split using a sliding scale allocation method beginning at 80% to the Partnership’s wholly-owned subsidiary, ORM, Inc., and 20% to Pope MGP, Inc., the managing general partner of the Partnership. The sliding scale allocation method will evenly divide IPMB income between ORM, Inc. and Pope MGP, Inc. once such income reaches $7,000,000 in any given fiscal year.

Real Estate

Revenues and Operating Income

        Real Estate segment revenues are derived from land sales and rental income from income-producing properties. Results from Real Estate operations are expected to vary significantly from year to year as we make multi-year investments in entitlements and infrastructure prior to selling entitled or developed land.

        An example of this is our development property at Gig Harbor, Washington. In 2003, the City of Gig Harbor approved an amendment to its comprehensive plan that allows 35 acres of our property to be upzoned from “business park” to “commercial” zoning. Following this amendment, work began immediately to submit a rezone application and to plan the infrastructure necessary to make development of this site possible. In December 2003 we signed a purchase and sale agreement with Costco Wholesale Corporation to sell up to 20 acres of this 320-acre site for a store expected to open in 2005. Our agreement with Costco specifies a price to be paid of $10 per square foot, with the amount of square footage ultimately dependent on final site layout and store design considerations. We expect the ultimate sale price paid to be approximately $7.5 million for approximately 17 acres. This sale is not expected to close until late 2004 or 2005 as closing is contingent upon completion of the rezone application and installation of certain key infrastructure components.

        Revenues and operating loss for the Real Estate segment for each year in the three-year period ended December 31, 2003, are as follows:

Year ended	Revenues	Operating loss		Operating loss excluding nonrecurring expenses

December 31, 2003	$1.7 million	$(0.5) million		(0.5) million
December 31, 2002	1.6 million	(1.7) million	#	(0.8) million
December 31, 2001	13.1 million	(2.7) million	^	(1.4) million

#	Includes $730,000 of environmental remediation charges related to Port Gamble and $165,000 of warranty charges related to Port Ludlow.
^	Includes $1.3 million in asset impairment charges related to the sale of Port Ludlow.

Fiscal Year 2003 compared to 2002. Revenue increased $135,000, or 8%, to $1.7 million from $1.6 million in 2002. The increase in revenue is due to an increase in revenue generated at the Port Gamble townsite offset by a decrease in revenue from land sales. The Port Gamble townsite has benefited from increased management attention following the sale of Port Ludlow in 2001. Management has identified several buildings that were not being utilized to their full potential and, after making some capital improvements, has leased the properties at higher rates than previously realized. Land sale revenue has declined following the 2002 sale of all the lots in the Seabeck and Grandridge plats.

Fiscal Year 2002 compared to 2001. Revenue generated by the Real Estate segment decreased $11.5 million due to the sale of Port Ludlow operations in August 2001. Operating loss decreased $1.0 million primarily due to fewer non-recurring charges in 2002 ($895,000 in 2002 and $1.3 million in 2001) and the sale of Port Ludlow in 2001.

Cost of Sales

        Real Estate cost of sales for each of the three years ended December 31, 2003, 2002, and 2001 were $390,000, $1.0 million, and $7.2 million, respectively. The decrease in cost of sales in 2003 relative to 2002 is due to the decrease in land sales. The decrease in costs of sales in 2002 relative to 2001 was due to the sale of Port Ludlow in the earlier period.

Operating Costs

        Real Estate operating expenses for each of the three years ended December 31, 2003, 2002, and 2001 were $1.8 million, $2.3 million, and $8.6 million, respectively. The decrease in operating expense from 2003 to 2002 is due to $895,000 of non-recurring expenses ($730,000 of environmental remediation and $165,000 of warranty charges) in 2002 netted against an increase in operating expenses for the Gig Harbor property. The decrease in operating expenses in 2002 relative to 2001 is due to the sale of Port Ludlow in 2001 offset by the $895,000 of non-recurring charges in 2002.

Environmental Remediation Costs

        We have an accrued liability of $292,000 and $629,000 at December 31, 2003 and 2002, respectively. The accrual represents estimated environmental remediation charges in and around the townsite of Port Gamble. Port Gamble is a historic town that was owned by Pope & Talbot, Inc. (P&T) for decades until 1985 when the townsite and other assets were spun off to the Partnership. P&T continued to operate the townsite through 1995 and lease the mill site at Port Gamble until January 2002 when a settlement agreement was signed between the Partnership and P&T, which divided up the responsibility for paying environmental remediation charges in Port Gamble. The mill site had an operating lumber mill through 1995 that was dismantled by the end of 1996.

        Activity in the environmental remediation liability consists of the following:

	Balances at the beginning of the period	Additions to accrual	Expenditures for remediation	Balances at the end of the period

Year Ended December 31, 2001	$1,870,000	$ —	$ 461,000	$1,409,000
Year Ended December 31, 2002	1,409,000	730,000	1,510,000	629,000
Year Ended December 31, 2003	629,000	—	337,000	292,000

        As of December 31, 2003 the majority of the clean up work was complete. Most of the expenditures now represent the cost of monitoring the sites, which is required for five years. The remaining liability as of December 31, 2003 is expected to be adequate to cover remaining costs; however, if monitoring activities discover additional contamination, costs could exceed management’s current estimate.

General and Administrative (G&A)

        Fiscal Year 2003 compared to 2002. G&A costs decreased $1.1 million, or 26%, to $2.8 million from $3.9 million in 2002. The decrease is due to reductions in administrative headcount following the loss of the HTRG contract in December of 2002. G&A costs represented 11% of revenue for the year ended December 31, 2003 as compared to 12% of revenue for the comparable period in 2002.

        Fiscal Year 2002 compared to 2001. G&A costs decreased $1.2 million, or 24%, to $3.9 million in 2002 from $5.1 million in 2001. The decrease is due to continued efforts to realize cost savings from our administrative departments following the sale of operations at Port Ludlow offset by $90,000 of restructuring charges incurred in 2002 following the loss of the HTRG contract. G&A costs represented 12% of revenue for the year ended December 31, 2002 as compared to 11% for the comparable period in 2001.

Taxes

        Fiscal Year 2003 compared to 2002. Income tax expense represents the tax expense associated with the Partnership’s taxable subsidiaries where third-party fee-for-service business is conducted. Tax expense in 2003 was $242,000 compared with a tax benefit of $788,000 in 2002. The income tax benefit in 2002 is the result of reducing the valuation allowance on a deferred tax asset relating to the realization of net operating losses from a subsidiary in Canada that was liquidated in the fourth quarter of 2002.

        Fiscal Year 2002 compared to 2001. An income tax benefit of $788,000 was recorded in 2002 compared to an expense of $0.4 million in 2001. The income tax benefit in 2002 resulted from the aforementioned realization of a tax benefit resulting from the Canadian subsidiary. Tax expense in 2001 resulted from income generated from the third-party fee-for–service business.

Minority Interest

        Minority interest represents Pope MGP, Inc.’s share of earnings from the Partnership’s IPMB. A description of IPMB can be found in the preceding discussion of operating results for the Timberland Management and Consulting segment.

        Fiscal Year 2003 compared to 2002. The minority interest charge decreased $100,000 in 2003 to $47,000 from $147,000 in 2002. The decline in minority interest is due to the loss of the HTRG contract in December 2002. Minority interest in 2003 was generated through commissions earned on the disposition of timberland properties for a timberland management customer.

        Fiscal Year 2002 compared to 2001. The minority interest charge decreased $24,000 to $147,000 in 2002 from $171,000 in 2001. The decrease in minority interest is due to the reduction in operating income from our timberland management activities following HTRG’s decision not to renew its management contract with ORMLLC.

Supplemental Segment Information

The following table provides quarterly comparative operating information for our segments:

	SEGMENT INFORMATION (all amounts in $000's)
	Three months ended Dec. 31,		Twelve months ended Dec. 31,
	2003	2002	2003	2002
Revenues:
Fee Timber	$3,809	$5,873	$22,916	$23,298
Timberland Management & Consulting (TM&C)	1,350	1,672	2,386	7,295
Real Estate	520	221	1,734	1,599

Total	$5,679	$7,766	$27,036	$32,192

EBITDDA (1):
Fee Timber	1,717	3,323	12,676	13,363
TM&C	736	(94)	341	1,109
Real Estate	(195)	(337)	(391)	(1,610)
General & administrative and minority interest	(691)	(971)	(2,504)	(3,558)

Total	$1,567	$1,921	$10,122	$9,304

Depreciation, depletion and amortization:
Fee Timber	481	729	3,007	3,164
TM&C	19	40	69	190
Real Estate	23	12	85	57
General & administrative	94	119	385	453

Total	$617	$900	$3,546	$3,864

Operating income/(loss):
Fee Timber	1,236	2,594	9,669	10,199
TM&C	717	(134)	272	919
Real Estate	(218)	(349)	(476)	(1,667)
General & administrative	(738)	(1,078)	(2,842)	(3,864)

Total	$997	$1,033	$6,623	$5,587

Reconciliation of net income to EBITDDA:
Net income	--	696	3,528	3,334
Depreciation depletion and amortization	617	900	3,546	3,864
Net interest expense	711	733	2,806	2,894
Income tax provision (benefit)	239	(408)	242	(788)

EBITDDA	$1,567	$1,921	$10,122	$9,304

(1)	EBITDDA represents earnings before interest, taxes, depletion, depreciation, and amortization.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

        General. The Partnership’s cash position has been building since 2001 when we used a combination of timber mortgage debt and proceeds from the sale of Port Ludlow to acquire the Columbia tree farm. As of December 31, 2003 our cash position was $10.4 million, representing a $3.7 million increase from the December 31, 2002 balance of $6.6 million. In January 2004 we used $8.3 million of this cash balance to acquire 3,300 acres of timberland that is interspersed among the Columbia tree farm (a $250,000 earnest money deposit had been paid into escrow prior to year-end 2003). As a result of this acquisition, our timber harvest is expected to increase 25% to 58 MMBF in both 2004 and 2005 from 45 MMBF in 2003 and 2002, which will result in an increase in both net income and operating cash flows.

        We generate operating cash flow through the sale of timber products, by providing timberland management and consulting services, and by selling land for development. An additional recurring source of cash is payments received on a note receivable from the purchaser of the Port Ludlow assets, which were sold in 2001. This note, secured by homes and lots in Port Ludlow, has a balance of $817,000 at December 31, 2003, and matures in August 2004. Significant recurring uses of cash include the following: replanting and fertilizing trees; maintaining an adequate road system on our tree farms; investing in our development properties; funding annual debt payments on timber mortgages and local improvement district debt; and funding quarterly cash distributions. As a general rule, management expects operating cash flows will be sufficient to cover the foregoing and to build up cash reserves. As discussed below, however, we may incur additional debt in the future to fund timberland purchases or significant capital improvements on our development properties if management determines operating cash flows or cash reserves are not sufficient to cover these expenditures. Management decided to not renew its line of credit in 2002 as the cash balance and short-term capital needs made the line of credit unnecessary. While credit markets are currently very favorable for the Partnership, management can make no assurance that if we need to obtain capital through borrowing in the future that financing will be available on terms acceptable to management.

        Operating cash flows. The table below provides the components of operating cash flows for each of the three years 2001, 2002, and 2003. Cash received from customers and paid to suppliers and employees results from the harvest and sale of forest products from our tree farms, timberland management and consulting services provided to timberland owners, and finally, the sale and management of our development properties.

	12/31/2003	12/31/2002	12/31/2001

Operating cash flow:
Cash received from customers	$29,582	$33,997	$44,918
Cash paid to suppliers and employees	(17,961)	(21,841)	(30,897)
Interest received	306	416	490
Interest paid, net of amounts capitalized	(3,117)	(3,382)	(3,264)
Income taxes paid	(169)	(185)	(10)

Cash provided by operations	$8,641	$9,005	$11,237

        Cash provided by operations decreased $364,000 or 4% to $8.6 million in 2003 from $9.0 million in 2002. The decrease in cash provided by operations is due primarily to the loss of the HTRG management contract in December 2002. In addition to the loss of cash generated from this contract we made restructuring payments of $466,000 during 2003 to restructure operations following the loss of this portion of our operations. Offsetting these decreases in operating cash flow was a $1.2 million decrease in cash paid for the environmental remediation at Port Gamble and an increase in cash generated from the Fee Timber segment as a result of the timing of harvest activities at the end of 2002 and during 2003.

        Cash provided by operations decreased $2.2 million or 20% to $9.0 million from $11.2 million in 2001. The decrease in operating cash flow was primarily due to the sale of Port Ludlow in 2001 and an increase in environmental remediation expenditures of $1.0 million.

        Cash used in investing activities. The table below represents the components of cash used in investing activities for the three years 2001, 2002, and 2003. Investing activities consist primarily of tree planting, road building and silviculture activities on our tree farms and investment in our development properties to acquire the entitlements necessary to make further development of the properties possible.

	12/31/2003	12/31/2002	12/31/2001

Investing activities:
Buildings and equipment	$(624)	$(668)	$(865)
Development properties	(613)	(280)	(94)
Timber and roads	(780)	(1,210)	(1,036)
Acquisition of Columbia tree farm	-	-	(54,555)
Proceeds from the sale of fixed assets	17	482	7
Proceeds from the sale of Port Ludlow	-	-	10,151

Cash used in investing activities	$(2,000)	$(1,676)	$(46,392)

        Cash used in investing activities increased $324,000, or 19%, to $2.0 million due to an increase in investments in development properties, a decrease in proceeds from the sale of fixed assets netted against a decrease in permanent road construction (temporary roads and road repair are expensed as incurred). The increase in development property capital expenditures has been driven by an increase in activities on our development property at Gig Harbor. In 2002, we sold an office building acquired with the Columbia tree farm that resulted in greater proceeds from sales of fixed assets when compared to 2003.

        Cash used in investing activities decreased $44.7 million to $1.7 million in 2002 from $46.4 million in 2001. This decrease is due to the acquisition of the Columbia tree farm in 2001, netted against proceeds from the sale of Port Ludlow. Following the sale of Port Ludlow, capital expenditures for buildings and equipment decreased. Port Ludlow’s various commercial properties required large recurring capital expenditures.

        Cash used in financing activities. The table below represents the components of cash used in financing activities for the three years 2001, 2002, and 2003. Our financing activities primarily result from payments made on the timber mortgages, unitholder distributions, and distributions to the managing general partner, Pope MGP for its minority interest in the IPMB.

	12/31/2003	12/31/2002	12/31/2001

Financing activities:
Mortgage proceeds	$-	$-	$30,000
Mortgage/LID payments	(1,662)	(1,110)	(3,460)
Cash distribution to unitholders	(1,084)	(452)	-
Cash used to repurchase units	-	-	(162)
Minority interest distribution	(161)	(187)	(58)

Cash (used) provided by financing activities	$(2,907)	$(1,749)	$26,320

        Cash used in financing activities increased $1.2 million, or 66%, to $2.9 million in 2003. Half this increase is due to an increase in required principal payments on our timber mortgages from $1.0 million in 2002 to $1.5 million in 2003. The increase in required annual principal payments under the mortgages was negotiated at the time of the acquisition of the Columbia tree farm in 2001. The other half of the increase is due to an increase in cash used for distributions, which increased from two quarterly distributions totaling $0.10 per unit in 2002 to four quarterly distributions totaling $0.24 per unit in 2003.

        Cash provided by financing activities decreased from $26.3 million in 2001 to cash used in financing activities of $1.7 million in 2002. The primary reason for this fluctuation is mortgage debt of $30.0 million incurred in connection with the acquisition of the Columbia tree farm, netted against $3.0 million in mortgage prepayments in late 2001 following the sale of a subset of the newly acquired Columbia tree farm. The additional mortgage principal payment was allowed under the mortgage agreement without incurring a prepayment premium. The Partnership has already taken advantage of all unscheduled mortgage paydowns allowed without triggering a prepayment premium under the mortgage agreement.

Expected future changes to cash flows

        Operating cash flows. As discussed above, we plan to increase the Partnership’s annual harvest volume from 45 MMBF in 2003 to 58 MMBF in 2004 and 2005. The increase is due to the January 2004 acquisition of 3,300 acres of timberland with a large component of merchantable timber. The increased harvest level is expected to translate into an increase in cash flow from operations in both 2004 and 2005.

        Investing Activities. As noted above, we incurred timberland acquisition cost of $8.5 million in January 2004 to purchase additional acreage. Additional investing activities in 2004 and 2005 include a planned $5 million co-investment in ORM Timber Fund I, LP (the “Fund”). The Fund is currently being marketed to institutional investors and high net worth individuals as a vehicle for investment in timberlands. The Partnership has agreed to invest up to 10% of the total amount of equity capital raised by the Fund, targeted at $50 million. This investment will not be made until the Fund is fully subscribed and timberland acquisitions have been identified. In addition to the Fund, expenditures on our project at Gig Harbor are expected to increase over the next few years.

        Financing Activities. When the Fund is fully subscribed we may need to raise additional capital to make our co-investment in the Fund. Additionally, management is always looking for opportunities to add to our timberland portfolio where expected returns meet management’s expectations. The capital required for Gig Harbor is expected to result in only a short-term capital infusion to bridge the time between making infrastructure investments and closing land sales such as for Costco Wholesale Corporation. Management anticipates using short-term bank debt to bridge this capital need. However, we currently have no credit arrangements in place.

        Management is currently evaluating options for financing the projects discussed under investing activities. As indicated above, current plans are to fund these projects from a combination of operating cash flow and short-term debt. In considering the options for funding cash requirements, management has weighed the alternatives of issuing new Partnership units vs. incurring debt. Management’s view is that the prevailing trading price of the Partnership’s units at this time makes the issuance of additional units a sub-optimal currency with which to fund growth. Our debt-to-total-capitalization ratio as of December 31, 2003, as measured by the book and market value of our equity, was 45% and 35%, respectively. Should a financing need arise, management is comfortable that there is room to take on some debt with the ratio at these levels, since our loan covenant which limits debt-to-total-capitalization to 50% is measured against the lower of these two calculations.

        The Hood Canal tree farm secures the Partnership’s current timberland mortgage while the Columbia tree farm is not currently used as collateral on any debt obligations. The Partnership’s strong financial position and historically low interest rates makes borrowing relatively inexpensive and easy to obtain.

Risks and Uncertainties

        A number of known risks, some of which are discussed below, as well as various unknown risks and uncertainties, may cause our revenues to fall short of management’s expectations. Although certain statements in this report are forward looking in nature, these known and unknown risks make it impossible for management to predict with any degree of certainty either quantitative factors such as cash flow, results of operations or financial condition, or qualitative factors such as management’s plans, objectives, or responses to various events or occurrences. Readers therefore should recognize that statements other than those of historical fact are not guarantees or assurances of future performance, but are “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Some of our forward looking statements can be identified by the use of predictive terms such as “expect,” “anticipate,” “will,” “might,” “may,” “plans” and words of similar meaning or construction. The following section discusses some of the known risks that may cause our actual financial results to fall materially short of management’s expectations, or that may cause management to deviate from its expressed intentions or predictions. Readers should also recognize that this list is not exhaustive, and in addition to those factors listed below, a wide range of risks faced by most or all participants in the timber industry or in international trade, as well as various unexpected events or conditions, may adversely impact our business.

Competition Generally

        We compete against much larger companies in each of its business segments. We compete with these companies for management and line personnel, as well as for purchases of relatively scarce capital assets such as land and standing timber and for sales of our products. These larger competitors may have access to larger amounts of capital and significantly greater economies of scale, and they may be better able to absorb the risks of our line of business. Moreover, the timber industry has experienced significant consolidation in recent years, and as that consolidation occurs, our relative market share decreases and the relative financial capacity of our competitors increases. While management believes the Partnership is at a competitive advantage over some of these companies because of our lack of vertical integration into forest products manufacturing, our advantageous tax structure, and management’s attempts to diversify our asset base, we cannot assure readers that competition will not have a material and adverse effect on our results of operations or our financial condition.

Fee Timber Competition and Demand Issues

        Fee Timber revenue is generated primarily through the sale of softwood logs to the domestic and export markets located in western Washington. The market for these products is significantly affected by fluctuations in U.S. and Japanese economies and in relative currency exchange rates. The market for our timber products is generally negatively affected by the rise in the use of engineered wood products that substitute for solid-sawn products. The rise in the use of engineered wood products results in less of a premium for larger-diameter Douglas-fir logs. Many of the engineered wood products are made from lower quality logs, which over time has eroded log prices and created more of a “commoditization” of wood fiber. While timber sold has realized lower prices with the rise in engineered wood products, wood fiber is expected to remain an important commodity that management expects will continue to be used extensively for building.

        The proximity of lumber mills to the timberland supplying these mills is important to our profitability. Western Washington has experienced a trend towards consolidation of lumber mills to fewer, larger volume manufacturers. Local demand for our products has remained strong through the trend towards consolidation of lumber mills in western Washington. If in the future that consolidation leads to less local competition for wood fiber, our profitability could be negatively impacted.

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

        Our ability to grow and harvest timber can be significantly impacted by legislation to restrict or stop forest practices. Restrictions to logging, planting, road building, fertilizing, managing competing vegetation, and other activities can significantly increase the cost or reduce available inventory thereby reducing future income.

Timberland Management and Consulting

        Over 76% of Timberland Management and Consulting revenue in 2003 was generated through one client. The project that we were working on in 2003 for this client was largely completed as of December 31, 2003 with the disposition of the last of their properties. As a result management does not expect 2004 operations to include significant revenue from this client. We are working to expand our customer base through market outreach efforts to create additional management and consulting opportunities for prospective clients that are looking to lower costs and improve efficiencies. However, we cannot assure readers that these plans will prove viable or that management will successfully implement those plans.

Real Estate

        The value of our real estate investments is subject to changes in the economic and regulatory environment. Our real estate investments are long-term in nature, which raises the risk of unforeseen changes in the economy or laws surrounding development activities having an adverse affect on our investments.

Tax Status

        The Partnership is a Master Limited Partnership (MLP) and is therefore not subject to income taxes. If that changed due to a change in tax law (or interpretation of current tax law) such that the Partnership became subject to income taxes, operating results would be adversely affected.

Securities and Exchange Commission (SEC) Regulation

        As a publicly traded partnership the company is subject to the laws and regulations affecting all publicly held entities. The cost of compliance with these laws and regulations has increased over the last few years as rule making, enforcement actions, and lawsuits have become more prevalent. Our strategy for dealing with these changes is to continue to make our periodic reporting to investors and the SEC accurate, informative and in compliance with applicable securities laws.

Contractual Obligations, Commercial Commitments and Contingencies

        Our commitments at December 31, 2003 consist of performance bonds, operating leases, and purchase obligations entered into in the normal course of business.

		Payments Due By Period/ Commitment Expiration Period

Obligation or Commitment	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Total debt	$37,745,000	$1,631,000	$3,250,000	$2,750,000	$30,114,000

Performance bonds	93,000	—	—	—	93,000

Operating Leases	133,000	70,000	49,000	14,000	—

Unconditional purchase
obligations	251,000	147,000	104,000	—	—

Other long term obligations	442,000	125,000	130,000	130,000	57,000

Total contractual obligations	$38,664,000	$1,973,000	$3,533,000	$2,894,000	$30,264,000

        We have debt totaling $37.7 million with the contractual maturities described in Note 3 of Partnership’s Consolidated Financial Statements included with this report. The Partnership has committed to invest 10% of equity capital in ORM Timber Fund I, LP once a timberland acquisition is closed by the fund. Targeted equity capital for this fund is $50 million and at that level the Partnership’s commitment would be $5.0 million.

        Other long-term obligations include the Partnership’s $292,000 contingent liability as of December 31, 2003 for environmental remediation in and around the Port Gamble townsite and $150,000 liability for a supplemental employment retirement plan. We expect to spend $125,000 of these liabilities in 2004 and $317,000 thereafter.

        The Partnership may from time to time be a defendant in lawsuits arising in the ordinary course of business. Management believes that loss to the Partnership, if any, will not have a material adverse effect to the Partnership’s consolidated financial condition or results of operations.

Off Balance Sheet Arrangements

        The Partnership is not a party to off-balance sheet arrangements and does not hold variable interests in unconsolidated entities.

Capital Expenditures and Commitments

        We acquired 3,300 acres of timberland that is interspersed with the Columbia tree farm in January 2004 using $8.5 million of cash. Additional capital expenditures in 2004 are currently expected to be approximately $4.4 million. However, these expenditures could be increased or decreased as a consequence of future economic conditions. The majority of the increase in capital expenditures in 2004 over both 2003 and 2002 represents costs expected to be incurred at our development property at Gig Harbor, Washington. We expect that the funds for these expenditures will primarily be generated internally through operations but may require some short-term external financing.

Government Regulation

        Compliance with laws, regulations, and demands usually involves capital expenditures as well as operating costs. We cannot easily quantify future amounts of capital expenditures required to comply with laws, regulations, and demands, or the effects on operating costs, because in some instances compliance standards have not been developed or have not become final or definitive. Accordingly, at this time we have not included herein a quantification of future capital requirements to comply with any new regulations being developed by the United States or Canadian regulatory agencies.

        Additionally, many federal and state environmental regulations, as well as local zoning and land use ordinances, place limits upon various aspects of our operations. These limits include restrictions on our harvest methods and volumes, remediation requirements that may increase our post-harvest reclamation costs, ESA limitations on our ability to harvest in certain areas, zoning and development restrictions that impact our real estate segment, and a wide range of other existing and pending statutes and regulations. Various initiatives are presented from time to time that seek further restrictions on timber and real estate development businesses, and although management currently is not aware of any material noncompliance with applicable law, we cannot assure readers that we ultimately will be successful in complying with all such regulations or that additional regulations will not ultimately have a material adverse impact upon our business.

ACCOUNTING MATTERS

Accounting Standards Implemented

        In January 2003, the FASB issued Interpretation No. 46 (FIN No. 46), “Consolidation of Variable Interest Entities.” This Interpretation addresses consolidation by business enterprises of variable interest entities (VIE’s). A VIE is subject to the consolidation provisions of FIN No. 46 if it cannot support its financial activities without additional subordinated financial support from third parties or its equity investors lack any one of the following characteristics: the ability to make decisions about its activities through voting rights, the obligation to absorb losses of the entity if they occur, or the right to receive residual returns of the entity if they occur. FIN No. 46 requires a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that holds the variable interests that expose it to a majority of the entity’s expected losses and/or residual returns. For purposes of determining a primary beneficiary, all related party interests must be combined with the actual interests of the Company in the VIE. The application of this Interpretation is immediate for VIE’s created or altered after January 31, 2003, and is effective at the end of the first interim or annual period ending after December 15, 2003, for variable interest entities that existed prior to February 1, 2003.

        The Partnership is currently working to locate investors for a partnership with a target amount of $50 million in equity capital. Upon funding this $50 million target, this new partnership will seek to place the raised capital in timberland investments. The Partnership will invest 10% of the equity capital in the fund so that, for example, if the target of $50 million is reached Pope Resources will have contributed $5 million of that equity total. ORM Timber Fund I, LP is expected to be classified as a VIE and will need to be consolidated into the Partnership’s financial statements since an indirect subsidiary of the Partnership (Olympic Resource Management LLC) will act as manager and general partner of this partnership.

Critical Accounting Policies and Estimates

        We believe our most critical accounting policies and estimates include those related to management’s calculation of timber depletion and liabilities related to matters such as environmental remediation, potential asset impairments, and valuation allowance on deferred tax assets. In relation to liabilities, potential impairments and other estimated charges, it is management’s policy to conduct ongoing reviews of significant accounting policies and assumptions used in the preparation of the financial results of the Partnership. The assumptions used are tested against available and relevant information and reviewed with subject-matter experts for consistency and reliability. During the preparation of financial results, when facts or circumstances indicate that asset impairment may exist, tests are conducted to ascertain that the net book carrying values of these assets are not in excess of fair values. These tests use current market information, if available, or other generally accepted valuation methods, such as future cash flows. When the use of estimates is necessary, an exact answer is unlikely, and therefore, the reporting within a range of likely outcomes is used in the preparation of the financial statements. Tests are also applied in order to be reasonably assured that liabilities are properly reflected on the records of the Partnership and that the notes to the financial statements are prepared in a fashion that informs readers of possible outcomes and risks associated with the conduct of business.

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

        Inventory volumes take into account the applicable state and federal regulatory limits on timber harvests as applied to the Partnership’s properties, including the new Forests and Fish law that supplements Washington State’s forest practice regulations to provide for expanded riparian management zones, wildlife leave trees, and other harvest restrictions. Timber inventory volume is accounted for by the Partnership’s standing timber inventory system, which utilizes annual statistical sampling of the timber (cruising) with annual adjustments made for estimated growth and the depletion of areas harvested.

        The standing inventory system is subject to two processes each year to monitor accuracy. The first is the annual cruise process and the second is a comparison of (a) volume actually extracted by harvest to (b) inventory in the standing inventory system at the time of the harvest. A “cruise” represents a physical measurement of timber on a specific set of acres. The cruise process is completed when the physical measurement totals are compared to the inventory in the standing inventory system. Only productive acres with timber that is at least 20 years old are selected to cruise. The Partnership cruised 20% of its productive acres with 20 year old or greater timber in 2003 and plans to continue to cruise 20% for at least the next few years. Specific acres are first selected for cruising with a bias towards those acres that have gone the longest without a cruise and, second, with a bias towards those acres that have been growing the longest. As the cruise is being performed, only those trees with a breast height diameter (approximately 4.5 feet from the ground) of at least 6 inches are measured for inclusion in the inventory.

        A 5% change in estimated timber inventory volume would have changed 2003 depletion expense by $152,000.

        Environmental remediation: The environmental remediation liability represents estimated payments to be made to remedy and monitor certain areas in and around the townsite of Port Gamble. Port Gamble is a historic town that was owned and operated by P&T, a related party, until 1985 when the townsite and other assets were spun off to the Partnership. P&T continued to operate the townsite until 1996 and leased the mill site at Port Gamble through January 2002, at which point P&T signed an agreement with the Partnership dividing the responsibility for environmental remediation of Port Gamble between the two parties.

        The environmental remediation liability on the Partnership’s books is based upon an estimate of the Partnership’s portion of the clean-up costs under this agreement with P&T. During 2002 the environmental liability increased $730,000 as a result of costs to complete the Partnership’s share exceeding the original estimate. While the majority of the Partnership’s portion of the clean up efforts is complete, there remains the possibility that the remaining remediation or monitoring activities may exceed estimates, resulting in an additional environmental remediation charge. Management will continue to monitor the remaining liability against estimates to complete to determine if an adjustment to the environmental remediation liability is necessary to accurately represent management’s estimate of remaining cost to complete the project.

        Deferred tax assets: The Partnership has a United States subsidiary corporation that has $1.0 million of deferred tax assets as of December 31, 2003. The majority of this balance represents net operating loss carryforwards resulting from the liquidation of our subsidiary in Canada. Management evaluates the likelihood of earning taxable income to absorb net operating loss carryforwards each reporting period to determine if deferred tax assets are likely to be utilized.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

        As of December 31, 2003, the Partnership had $37.7 million of fixed rate debt outstanding with a fair value of approximately $42.2 million based on the current interest rates for similar financial instruments. A change in the interest rate on fixed rate debt will affect the fair value of the debt, whereas a change in the interest rate on variable rate debt will affect interest expense and cash flows. A hypothetical 1% change in prevailing interest rates would change the fair value of the Partnership’s fixed-rate long-term debt obligations by $1.9 million.

        Since the Partnership’s currently outstanding debt is fixed rate, net income and cash flows are not affected when market interest rates change.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

POPE RESOURCES

A DELAWARE LIMITED PARTNERSHIP

YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001

39

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001 CONTENTS

Page

Independent auditors’ reports	41-42

Financial statements:

Consolidated balance sheets	43

Consolidated statements of operations	44

Consolidated statements of partners’ capital and comprehensive income (loss)	45

Consolidated statements of cash flows	46

Notes to consolidated financial statements	47-61

40

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Unitholders
Pope Resources, A Delaware Limited Partnership:

We have audited the accompanying consolidated balance sheets of Pope Resources, A Delaware Limited Partnership, and subsidiaries (collectively, the Partnership) as of December 31, 2003 and 2002, and the related consolidated statements of operations, partners’ capital and comprehensive income (loss), and cash flows each of the years in the two year period ended December 31, 2003. In connection with our audits of the consolidated financial statements we also have audited the consolidated financial statement schedule listed in the index at Item 15 as of and for the years ended December 31, 2003 and 2002. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and consolidated financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above, present fairly, in all material respects, the financial position of Pope Resources, A Delaware Limited Partnership, and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years in the two year period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the related consolidated financial statement schedule as of and for the years ended December 31, 2003 and 2002, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Seattle, Washington
February 3, 2004

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Unitholders
Pope Resources, A Delaware Limited Partnership
Poulsbo, Washington

We have audited the accompanying consolidated balance sheet of Pope Resources, A Delaware Limited Partnership, and subsidiaries (collectively, the “Partnership”) as of December 31, 2001 (not included herein), and the related consolidated statements of operations, partners’ capital, and cash flows for the year then ended. Our audit also included the consolidated financial statement schedule listed in the index at Item 15. These financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Pope Resources, A Delaware Limited Partnership, and subsidiaries as of December 31, 2001, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Seattle, Washington
February 22, 2002

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2003 AND 2002 (IN THOUSANDS)

ASSETS	2003	2002
Current assets:
Cash and cash equivalents	10,361	6,627
Accounts receivable, net of allowance for doubtful
accounts of $13 and $31	865	1,768
Work-in-progress	135	175
Current portion of contracts receivable	872	23
Prepaid expenses and other	545	325

Total current assets	12,778	8,918

Properties and equipment, at cost:
Land and land improvements	20,800	20,179
Roads and timber, net of accumulated depletion
of $21,335 and $18,453	48,203	50,316
Buildings and equipment, net of accumulated
depreciation of $5,537 and $4,990	3,107	3,335

	72,110	73,830

Other assets:
Contracts receivable, net of current portion	196	2,721
Other	1,224	1,319

	1,420	4,040

Total assets	86,308	86,788

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities:
Accounts payable	536	546
Accrued liabilities	1,325	1,739
Restructuring	—	466
Environmental remediation	100	430
Current portion of long-term debt	1,631	1,574
Minority interest	89	203
Other current liabilities	135	168

Total current liabilities	3,816	5,126
Long-term debt	36,114	37,665
Other long-term liabilities	342	399
Commitments and contingencies
Partners’ capital (units outstanding: 4,518 and 4,518)	46,036	43,598

Total liabilities and partners’ capital	86,308	86,788

See accompanying notes to consolidated financial statements. 43

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF OPERATIONS YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001 (IN THOUSANDS, EXCEPT PER UNIT INFORMATION)

	2003	2002	2001
Revenues:
Fee timber	$22,916	$23,298	$24,999
Timberland management and consulting	2,386	7,295	9,703
Real estate	1,734	1,599	13,143

Total revenues	27,036	32,192	47,845
Costs and expenses:
Cost of sales:
Fee timber	(10,150)	(10,364)	(13,271)
Real estate	(390)	(990)	(7,160)

Total cost of sales	(10,540)	(11,354)	(20,431)
Operating expenses:
Fee timber	(3,097)	(2,735)	(2,538)
Timberland management and consulting (TM&C)	(2,114)	(5,793)	(8,018)
TM&C Restructuring costs	—	(583)	—
Real estate	(1,820)	(1,546)	(7,442)
Real estate environmental remediation	—	(730)	—
Real estate asset impairment	—	—	(1,250)
General & administrative (G&A)	(2,842)	(3,774)	(5,110)
G&A restructuring costs	—	(90)	—

Total operating expenses	(9,873)	(15,251)	(24,358)
Operating income (loss)
Fee timber	9,669	10,199	9,190
Timberland management and consulting	272	919	1,685
Real estate	(476)	(1,667)	(2,709)
Uallocated general & administrative (G&A)	(2,842)	(3,864)	(5,110)

Total operating income	6,623	5,587	3,056
Other income (expense):
Interest expense	(3,089)	(3,324)	(3,443)
Interest income	283	430	482

Total other expense	(2,806)	(2,894)	(2,961)
Income (loss) before income taxes and
Minority interest	3,817	2,693	95
Income tax benefit (expense)	(242)	788	(356)

Income (loss) before minority interest	3,575	3,481	(261)
Minority interest	(47)	(147)	(171)

Net income (loss)	$3,528	$3,334	$(432)

Earnings (loss) per unit:
Basic	$0.78	$0.74	$(0.10)

Diluted	$0.78	$0.74	$(0.10)

See accompanying notes to consolidated financial statements. 44

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME (LOSS) YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001 (IN THOUSANDS)

	General Partners	Limited Partners	Total
January 1, 2000	$816	$40,464	$41,280

Net loss	(6)	(426)	(432)
Translation loss	—	(13)	(13)

Comprehensive loss	(6)	(439)	(445)

Partnership unit repurchase	—	(162)	(162)

December 31, 2001	810	39,863	40,673

Net income	44	3,290	3,334
Translation income	1	42	43

Comprehensive income	45	3,332	3,377

Distributions	(6)	(446)	(452)

December 31, 2002	849	42,749	43,598

Net income	47	3,481	3,528
Translation loss	—	(6)	(6)

Comprehensive income	47	3,475	3,522

Distributions	(14)	(1,070)	(1,084)

December 31, 2003	$882	$45,154	$46,036

Weighted average units outstanding:	12/31/2003	12/31/2002	12/31/2001

Basic	4,518	4,518	4,526
Diluted	4,522	4,520	4,526

See accompanying notes to consolidated financial statements. 45

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001 (IN THOUSANDS)

	2003	2002	2003
Cash flows from operating activities:
Cash received from customers	$29,582	$33,997	$44,918
Cash paid to suppliers and employees	(17,961)	(21,841)	(30,897)
Interest received	306	416	490
Interest paid, net of amounts capitalized	(3,117)	(3,382)	(3,264)
Income taxes (paid)/received	(169)	(185)	(10)

Net cash provided by operating activities	8,641	9,005	11,237
Cash flows from investing activities:
Capital expenditures	(2,017)	(2,158)	(1,995)
Proceeds from sale of fixed assets	17	482	7
Proceeds from the sale of Port Ludlow	—	—	10,151
Columbia tree farm acquisition	—	—	(54,555)

Net cash used for investing activities	(2,000)	(1,676)	(46,392)
Cash flows from financing activities:
Cash distributions to unitholders	(1,084)	(452)	—
Issuance of long-term debt	—	—	30,000
Repayment of long-term debt	(1,662)	(1,110)	(3,460)
Purchase of Partnership units	—	—	(162)
Minority interest distribution	(161)	(187)	(58)

Net cash provided (used) for financing activities	(2,907)	(1,749)	26,320
Net increase (decrease) in cash and cash equivalents	3,734	5,580	(8,835)
Cash and cash equivalents:
Beginning of year	6,627	1,047	9,882

End of year	$10,361	$6,627	$1,047

Reconciliation of net income (loss) to net cash
provided by operating activities:
Net income (loss)	$3,528	$3,334	$(432)
Cost of land sold	200	189	777
Cost of Art sold	175	—	—
Minority interest	47	165	156
Depreciation and amortization	658	779	1,290
Depletion	2,888	3,085	6,408
Deferred tax expense	242	(975)	107
Loss on retirement of PP&E	—	292	16
Increase (decrease) in cash from changes in
operating accounts:
Accounts receivable	903	(649)	814
Work in progress	40	343	7,541
Contracts receivable	1,676	2,087	(3,174)
Other current assets	(384)	158	50
Loan fees and other	—	32	(60)
Accounts payable and accrued liabilities	(424)	336	(129)
Restructuring	(466)	441	(630)
Environmental remediation	(337)	(780)	(461)
Deposits	(1)	24	(437)
Deferred profit	(32)	22	(568)
Other long-term liabilities	(50)	84	—
Other, net	(22)	38	(31)

Net cash provided by operating activities	$8,641	$9,005	$11,237

See accompanying notes to consolidated financial statements. 46

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   Nature of operations:

Pope Resources, A Delaware Limited Partnership (the “Partnership”) is a publicly traded limited partnership engaged principally in managing timber resources on its own properties as well as those owned by others. The managing general partner is Pope MGP, Inc. The Partnership operates in three business segments: Fee Timber, Timberland Management and Consulting, and Real Estate. Fee Timber represents the growing and harvesting of trees from owned properties. Timberland Management and Consulting represents management and consulting services provided to third party owners of timberlands. Real Estate consists of obtaining entitlements for properties that have been identified as having value as developed residential or commercial property and operating the Partnership’s existing commercial and residential properties in Kitsap County, Washington. Prior to August 2001, Real Estate included the sale of single-family homes and various commercial property operations. As described in Note 2, the majority of those real estate operations were sold during 2001.

   Principles of consolidation:

The consolidated financial statements include the accounts of the Partnership and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

   Minority interest:

Minority interest represents Pope MGP, Inc.‘s interest in the Investor Portfolio Management Business (IPMB) (see Note 9) and has been classified as a current liability since the minority interest’s share in income is generally distributed on an annual basis.

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

   Concentration of credit risk:

Financial instruments that potentially subject the Partnership to concentrations of credit risk consist principally of accounts and contracts receivable. Receivables from foreign sales represent 12%, 6%, and 68% of the Partnership’s accounts receivable balance as of December 31, 2003, 2002, and 2001, respectively. The Partnership limits its credit exposure by considering the creditworthiness of potential customers. Losses from accounts receivable have historically been less than $10,000 per year. An allowance for doubtful accounts was recorded in the Canadian subsidiary of $33,000 in 2000. In 2003 and 2002, $13,000 and $31,000 of the original allowance remained, respectively. The Partnership regularly assesses the collectibility of its accounts receivables and recognizes an allowance as appropriate. The Partnership believes that the allowance for doubtful accounts is adequate to absorb estimated losses.

   Contracts receivable:

The Partnership sells land parcels under contracts requiring a minimum cash down payment of 20% and having financing terms of up to eight years at interest rates of 7% to 10% per annum. The Partnership reduces credit risk on contracts through down payment requirements and utilizing the underlying land as collateral. Over the past several years, there have been a steadily declining number of outstanding contracts receivable, as fewer new land sales have been transacted on this basis. Existing contracts are being paid off as they come due or as the result of refinancing obtained from other parties on more favorable terms.

At December 31, 2003, minimum principal payments on contracts receivable for the next five years and thereafter are due as follows:

2004	$872,000
2005	33,000
2006	13,000
2007	39,000
2008	90,000
Thereafter	21,000

Minimum principal payments due in 2004 include an $817,000 note receivable resulting from the Port Ludlow sale as discussed in Note 2. This note is secured by homes and lots in Port Ludlow and payments on this note are due as the properties are sold.

   Income taxes:

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Operating loss and tax credit carry forwards are also factored into the calculation of deferred tax assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

   Timber:

The depletion rate is calculated by dividing estimated merchantable timber inventory into the cost basis of merchantable inventory as of the beginning of the year. Since the tree farms are managed as a single investment and share products and customers a single depletion rate is calculated and utilized for both tree farms. The cost of replanting acres harvested is initially capitalized as a part of pre-merchantable timber. Then, after 40 years such costs are reclassified from pre-merchantable to merchantable timber and are then incorporated into the cost basis for purposes of calculating the depletion rate. The cost of acquiring the Columbia tree farm was allocated to the age classes of timber purchased and each of these annual “depletion layers” are rolled into merchantable timber inventory when those stands turn 40 years old. The combined depletion rate is then applied to all timber volume harvested which results in depletion expense.

   Revenue recognition:

Revenue on timber sales is recorded when title and risk of loss passes to the buyer. Revenue on real estate sales is recorded on the date the sale closes and upon receipt of adequate down payment. The Partnership does not currently sell real estate with less than a 20% down payment and therefore has not deferred profit on real estate sales. Management fees and consulting service revenues are recognized as the related services are provided. Accounts receivable includes earned but unbilled services of $13,000 and $21,000 at December 31, 2003 and 2002, respectively.

   Timberland sales:

The Partnership considers the sale of tracts of timberland to be part of its normal operations and therefore recognizes revenue from the sale and cost of sales for the Partnership’s basis in the property sold. Cash generated from these sales are included in cash flow from operations on the Partnership’s statement of cash flows.

   Stock based compensation:

The Partnership accounts for unit-based compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation expense for unit options is measured as the excess, if any, of the fair value of the Partnership’s units at the date of grant over the amount an employee must pay to acquire the unit.

Unit options granted have an exercise price not less than the fair value of the Partnership’s unit price on the date of the grant. Had compensation expense for unit option grants been recognized based on the fair value at the grant date consistent with the Black-Scholes method described in Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Partnership’s net income (loss) for the years ended December 31 would have been adjusted to the pro forma amounts indicated below:

(In thousands except per unit data)	2003	2002	2001

Net income (loss) as reported	$3,528	$3,344	$(432)

Add back employee units based
compensation expense recognized	—	—	—

Subtract proforma compensation
expense under SFAS No. 123	(285)	(309)	(373)

Proforma net income (loss)
under SFAS No. 123	$3,243	$3,035	$(805)

Earnings (loss) per unit
As reported:
Basic	$0.78	$0.74	$(0.10)

Diluted	$0.78	$0.74	$(0.10)

Proforma:
Basic	$0.72	$0.67	$(0.18)

Diluted	$0.72	$0.67	$(0.18)

Unit options used in the calculation of proforma SFAS 123 compensation expense for 2003, 2002, and 2001 were 60,835, 68,525, and 40,250, respectively. The fair value of options was calculated using the Black-Scholes option-pricing model, with the following assumptions:

	2003	2002	2001

Expected life	5 years	5 years	5 years
Risk free interest rate	3.70%	4.04%	4.97%
Dividend yield	1.90%	2.20%	1.75%
Volatility	20%	48%	56%

The Partnership calculates volatility using unit close prices on the 15th day (or nearest business day to the 15th) of each month over the prior 30 months.

   Foreign currency translation:

The Canadian dollar had been determined to be the functional currency for our operations in the Canadian subsidiary. Assets and liabilities are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Revenues and expenses are translated at average monthly exchange rates prevailing during the year. There were no significant foreign exchange gains or losses in the years presented. In December 2002, the Partnership’s offices in Canada were closed. The Partnership no longer has international subsidiaries as of January 2003.

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

	Year Ended December 31,
	2003	2002	2001

Weighted average units outstanding
(in thousands):
Basic	4,518	4,518	4,526
Dilutive effect of unit options	4	2	—

Diluted	4,522	4,520	4,526

Unit options outstanding that were not included in the calculation of earnings (loss) per partnership unit as they were anti-dilutive were 316,251, 317,052, and 185,562 in 2003, 2002, and 2001, respectively.

   Statement of cash flows:

The Partnership considers all highly liquid debt instruments with maturity of three months or less when purchased to be cash equivalents.

   Supplemental disclosure of non-cash investing activities:

During 2003 and 2002, the Partnership incurred local improvement district debt of $168,000 and $682,000, respectively, which represents capitalized improvements to the properties.

During 2001 in connection with its sale of Port Ludlow assets and operations the purchaser assumed $476,000 of liabilities.

   Reclassifications:

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation.

Accounting Standards Implemented

In January 2003, the FASB issued Interpretation No. 46 (FIN No. 46), “Consolidation of Variable Interest Entities.” This Interpretation addresses consolidation by business enterprises of variable interest entities (VIE’s). A VIE is subject to the consolidation provisions of FIN No. 46 if it cannot support its financial activities without additional subordinated financial support from third parties or its equity investors lack any one of the following characteristics: the ability to make decisions about its activities through voting rights, the obligation to absorb losses of the entity if they occur, or the right to receive residual returns of the entity if they occur. FIN No. 46 requires a VIE to be consolidated by its primary beneficiary. The primary beneficiary is the party that holds the variable interests that expose it to a majority of the entity’s expected losses and/or residual returns. For purposes of determining a primary beneficiary, all related party interests must be combined with the actual interests of the Company in the VIE. The application of this Interpretation is immediate for VIE’s created or altered after January 31, 2003, and is effective at the end of the first interim or annual period ending after December 15, 2003, for variable interest entities that existed prior to February 1, 2003.

The Partnership is currently working to locate investors for a partnership with a target amount of $50 million in equity capital. Upon funding this $50 million target, this new partnership will seek to place the raised capital in timberland investments. The Partnership will invest 10% of the equity capital in the fund so that, for example, if the target of $50 million is reached Pope Resources will have contributed $5 million of that equity total. ORM Timber Fund I, LP is expected to be classified as a VIE and will need to be consolidated into the Partnership’s financial statements since an indirect subsidiary of the Partnership (Olympic Resource Management LLC) will act as manager and general partner of this partnership.

2. ASSET DISPOSITIONS

In August of 2001, the Partnership sold its real estate assets in Port Ludlow, Washington. The assets and operations consisted of a golf course, marina, 37-room inn, water and sewer services, commercial property leases, and homes and lots for retail sale. The Partnership received $10.2 million in cash, a $5.8 million note secured by homes and lots in Port Ludlow and the purchaser assumed $0.5 million in liabilities upon closing of the sale. The balance of the note receivable at December 31, 2003 and 2002 was $817,000 and $1.9 million, respectively.

The Partnership recorded $1.3 million in asset impairment expense in March 2001 in connection with the negotiations surrounding the sale of Port Ludlow real estate assets.

3. LONG-TERM DEBT

Long-term debt at December 31 consists of (in thousands):
	2003	2002

Mortgage note payable to an insurance company, with interest at 9.65%, collateralized by timberlands, with monthly interest payments and annual principal payments maturing April 2011	$11,692	$12,259

Mortgage note payable to an insurance company, with interest at 7.63%, collateralized by timberlands, with monthly interest payments and annual principal payments maturing April 2011	25,174	26,206

Local improvement district assessments, with interest ranging from 5.03% to 6.5%, due through 2013	879	774

	37,745	39,239

Less current portion	(1,631)	(1,574)

Total long-term debt	$36,114	$37,665

The Partnership’s debt agreements contain covenants which require the Partnership to maintain a required debt service coverage ratio and a debt to market capitalization ratio. Additionally, distributions are limited by the debt agreements to 50% of net income, excluding distributions made to offset income tax expense resulting from ownership of the Partnership units. As of December 31, 2003, the Partnership was in compliance with its debt covenants.

At December 31, 2003, principal payments on long-term debt for the next five years and thereafter are due as follows (in thousands):

2004	$ 1,631
2005	1,625
2006	1,625
2007	1,375
2008	1,375
Thereafter	30,114

4. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Partnership’s financial instruments include cash and cash equivalents, accounts receivable, contracts receivable, accounts payable, and accrued liabilities, for which the carrying amount of each approximates fair value based on current market interest rates or their short-term nature. The fair value of fixed rate debt having a carrying value of $37.7 million and $39.2 million has been estimated based on current interest rates for similar financial instruments approximated $42.3 million and $43.1 million as of December 31, 2003 and 2002, respectively.

5. INCOME TAXES

The Partnership is not subject to income taxes. Instead, partners are taxed on their share of the Partnership’s taxable income, whether or not cash distributions are paid. However, the Partnership is subject to income taxes through operations in several of its taxable subsidiaries. The following tables provide information on the impact of income taxes in those taxable subsidiaries. Consolidated Partnership earnings are reconciled to earnings before income taxes in taxable subsidiaries for the years ended December 31 :

(000’s)	2003	2002	2001

Consolidated Partnership income
(loss) before income taxes (less
minority interest)	$3,770	$2,546	$(76)

Less: Income earned in entities that
pass-through pre-tax earnings to the
partners	3,348	2,920	71

Income (loss) subject to income taxes:
Domestic	422	128	221
Foreign	—	(502)	(368)

Total income (loss) subject to taxes	$422	$(374)	$(147)

The Partnership’s Canadian offices were closed in December 2002 and never generated taxable income. The provision for income taxes relating to taxable subsidiaries of the Partnership consists of the following income tax benefit (expense) for the years ended December 31:

(000’s)	2003	2002	2001

Current	$—	$(187)	$(82)
Deferred	(242)	975	(274)

Total	$(242)	$788	$(356)

Reconciliation between the federal statutory tax rate and the Partnership’s effective tax rate is as follows for the years ended December 31:

53

	2003	2002	2001

Statutory tax on income	34%	34%	34%

Income (loss) earned in entities that
pass-through pre-tax earnings to the
partners	(28%)	(37%)	(25%)

Liquidation of Canadian subsidiary	—	(34%)	—

Non-deductible operating losses of
subsidiaries	—	10%	383%
Other	—	(2%)	(17%)

Effective income tax rate	6%	(29%)	375%

The net deferred income tax assets include the following components for the years ended December 31:

(000’s)	2003	2002

Current (included in prepaid expenses
and other)	$30	$208
Non current (included in other
assets)	981	1,045

Total	$1,011	$1,253

The deferred tax assets (liabilities) are comprised of the following:

(000’s)	2003	2002

Net operating loss carryforward	$840	$907
Employee related accruals	36	221
Depreciation	16	3
Other	119	122

	$1,011	$1,253

In 2002, the Partnership’s taxable subsidiaries have operating losses generated in the U.S. from liquidation of the Canadian subsidiary of $2.7 million. This net operating loss expires, if unused, in December 31, 2022. No valuation allowance is considered necessary as the Partnership expects to generate taxable income in its corporate subsidiaries to utilize the deferred tax assets recorded at December 31, 2003. The Partnership reduced its valuation allowance for deferred tax assets resulting from losses at its subsidiary in Canada by $907,000 in 2002 due to the aforementioned liquidation.

6. UNIT OPTION PLAN

The Partnership’s 1997 Unit Option Plan authorized the granting of nonqualified unit options to employees, officers, and directors of the Partnership. A total of 1,500,000 units have been reserved for issuance under the plan of which there are 1,136,635 units authorized but unissued as of December 31, 2003. Unit options are granted at prices not less than the fair value of the limited partnership units on the date of the grant. The options generally become exercisable annually over a four-year period and have a maximum term of ten years. Unit options vested were 199,965, 118,085, and 90,562, at December 31, 2003, 2002, and 2001, respectively.

Vested unit options had weighted average exercise prices of $18.71, $20.65, and $22.91, at December 31, 2003, 2002, and 2001, respectively. Unit options outstanding were as follows:

	Number of units (in thousands)	Weighted average price per unit

Balance, January 1, 2001	185.6	$22.84
Granted	178.7	12.45
Exercised	—	—
Expired	(40.5)	(21.45)

Balance, December 31, 2002	323.8	17.28

Granted	40.4	10.07
Exercised	—	—
Expired	(9.5)	(14.94)

Balance, December 31, 2003	354.7	$16.52

The following table summarizes information about unit options outstanding at December 31, 2003:

Price range	Options outstanding	Weighted average exercise price options outstanding	Options exercisable	Weighted average exercise price options exercisable	Weighted average remaining contractual life (yrs)

$9 - $14	194,965	$ 12.14	62,565	$ 11.96	8.41

$15 - $19	65,208	$ 19.17	65,208	$ 19.17	6.87

$20 - $24	69,067	$ 22.46	46,692	$ 22.46	6.46

$25 - $30	25,500	$ 27.25	25,500	$ 27.25	4.68

Total	354,740	$ 16.52	199,965	$ 18.71	7.48

7. EMPLOYEE BENEFITS

As of December 31, 2003, all employees of the Partnership and its subsidiaries are eligible to receive benefits under a defined contribution plan. During 2003, 2002 and 2001 the Partnership matched 50% of the employees’ contributions up to 8% of compensation. The Partnership’s contributions to the plan amounted to $82,000, $57,000, and $103,000, for each of the years ended December 31, 2003, 2002, and 2001, respectively.

8. COMMITMENTS AND CONTINGENCIES

Restructuring: The Partnership decided in the fourth quarter of 2002 to close its two timberland consulting offices in Canada. Additionally, the Partnership closed two offices in Oregon and one office in British Columbia following notification by Hancock Timber Resource Group (HTRG) that they would not be renewing their management contract with the Partnership’s subsidiary Olympic Resource Management LLC in 2003. As a result of these office closures and reduction in employees the Partnership recorded a $673,000 restructuring charge in the fourth quarter of 2002. Costs included in the restructuring charge were severance, lease costs, and losses on computer and software equipment used to service the HTRG contract. Expenditures resulting from the restructuring charge during the years ended December 31, 2003 and 2002 were $466,000 and $207,000, respectively.

Environmental remediation: The Partnership has an accrual for estimated environmental remediation costs of $292,000, $629,000, and $1.4 million as of December 31, 2003, 2002 and 2001, respectively. Of this amount $100,000 is expected to be expended in 2004. The accrual represents estimated payments to be made to remedy and monitor certain areas in and around the townsite of Port Gamble. Port Gamble is a historic town that was owned and operated by Pope & Talbot, Inc. (P&T), a related party, until 1985 when the townsite and other assets were spun off to the Partnership. P&T continued to operate the townsite until 1996 and leased the mill site at Port Gamble through January 2002, at which point P&T signed an agreement with the Partnership dividing the responsibility for environmental remediation of Port Gamble between the two parties.

Based on information provided by consultants and P&T, the Partnership estimates that the cost range for cleaning up the Port Gamble townsite and surrounding area to applicable State standards is $10.0 million to $13.0 million. The environmental remediation liability at year-end is based upon an estimate of the Partnership’s portion of the clean-up and monitoring costs that remain to be completed under this agreement.

Performance bonds: In the ordinary course of business, and as part of the entitlement and development process, the Partnership is required to provide performance bonds to ensure completion of certain public facilities. The Partnership had performance bonds of $93,000 and $100,000 outstanding at December 31, 2003 and 2002, respectively.

Purchase commitments: The Partnership has purchase commitments outstanding as of December 31, 2003 for one and two year service agreements. Future payments expected under these commitments are as follows:

Year	Amount
2004	$147,000
2005	104,000

Operating leases: The Partnership has non-cancelable operating leases for automobiles, office space, and computer equipment. The lease terms are from 12 to 48 months. Rent expense under the operating leases totaled $57,000, $219,000, and $949,000 for the years ended December 31, 2003, 2002, and 2001, respectively.

Supplemental Retirement Plan: The Partnership has a supplemental retirement plan for a retired key employee. The plan provides for a retirement income of 70% of his base salary at retirement after taking into account both 401(k) and Social Security benefits. The Partnership accrued $181,000 for this benefit in 1995 and an additional $109,000 in 2002 and pays $25,013 under the plan annually based on an approximation of the cost of purchasing a life annuity paying the aforementioned benefit amount. The balance of the liability as of December 31, 2003 was $150,013.

Future minimum rental payments required under non-cancelable operating leases by year are as follows:

Year	Amount
2004	$70,000
2005	29,000
2006	20,000
2007	13,000
2008	1,000

Contingencies: The Partnership may from time to time be a defendant in various lawsuits arising in the ordinary course of business. Management believes Partnership losses related to such lawsuits, if any, will not have a material adverse effect to the Partnership’s consolidated financial condition or results of operations or cash flows.

9. RELATED PARTY TRANSACTIONS AND MINORITY INTEREST

Pope MGP, Inc. is the managing general partner of the Partnership and receives an annual management fee of $150,000.

The minority interest represents Pope MGP, Inc.‘s interest in the IPMB. The 1997 amendment to the Limited Partnership Agreement authorizing management to pursue the IPMB specifies that annual net income from the IPMB will be split using a sliding scale allocation method, commencing with 80% to ORM, Inc., a subsidiary of Pope Resources, and 20% to Pope MGP, Inc. The sliding scale allocation method will allocate income evenly between ORM, Inc. and Pope MGP, Inc. once net income from the IPMB reaches $7.0 million in a fiscal year. The aforementioned amendment authorizing pursuit of the IPMB limits cumulative net expenditures to $5.0 million. As of December 31, 2003, cumulative revenue from IPMB exceeds cumulative IPMB expenditures.

A director of Pope MGP, Inc. is also a director of P&T. In 2001, the Partnership received annual lease payments of $75,000 from P&T for lease of a log sorting and storage site at Port Gamble, Washington.

In October 2003, the Partnership sold an art collection to a director and shareholder of Pope MGP, Inc. The proceeds from the sale were $315,000 in cash and is included in Real Estate segment revenue. The sale price was based upon an independent appraisal of the collection. Prior to the sale, P&T leased the art collection from the Partnership through October 2003. Revenue received from the art lease was $15,000 annually for the two-year period ended December 31, 2002. Lease payments received in 2003 were $12,239.

10. SEGMENT AND MAJOR CUSTOMER INFORMATION

The Partnership’s operations are classified into three segments: Fee Timber, Timberland Management and Consulting, and Real Estate. The Fee Timber segment consists of the harvest and sale of timber from the Partnership’s 112,000 acres of fee timberland in Washington State.

The Timberland Management and Consulting segment during 2003 managed over 150,000 acres of timberland properties for third parties and provided timberland consulting services throughout the Western United States. Timberlands under management were in Washington, Oregon, and California. The Partnership closed its Canadian consulting offices in the fourth quarter of 2002. In addition, as a result of the integration of timberland management into its own operations, Hancock Timber Resource Group notified the Partnership in the fourth quarter of 2002 that they would not be renewing their management contract in 2003. Hancock Timber Resource Group represented 13%, and 9% of consolidated Partnership revenue in 2002 and 2001, respectively. As of December 31, 2003, the Timberland Management and Consulting segment no longer has a significant timberland management client.

Prior to August 2001, the Real Estate segment, in Port Ludlow, Washington, built and sold homes and lots, managed several commercial properties including a marina, golf course, sewer and water facilities, and leased commercial properties. These operations were sold in August 2001. After the disposition, the remaining Real Estate segment’s operations consist of management of early stage development properties, and the rental of residential and commercial properties in Port Gamble and Kingston, Washington. Real Estate is working with 2,600 acres of early stage development properties as of December 31, 2003. All of the Partnership’s real estate activities are in Washington State.

For the year ended December 31, 2003, the Partnership had one major customer that represented 30% of consolidated revenue. For the year ended December 31, 2002, there were two major customers representing 21% and 13% of consolidated revenue. In 2001, there was one major customer with 9% of consolidated revenue. No other customer represents 10% or greater of consolidated revenue during 2003, 2002, or 2001.

Identifiable assets are those used exclusively in the operations of each industry segment or those allocated when used jointly. The Partnership does not allocate cash, accounts receivable, certain prepaid expenses, or the cost basis of the Partnership’s administrative office for purposes of evaluating segment performance. Intersegment transactions are valued at prices that approximate the price that would be charged to a major third-party customer. Details of the Partnership’s operations by business segment for the years ended December 31 were as follows (in thousands):

58

	2003	2002	2001

Revenues:

Fee Timber	$22,988	$23,428	$25,019

Elimination of intersegment amounts	(72)	(130)	(20)

Fee Timber (External)	$22,916	$23,298	$24,999

Timberland Management and Consulting	$2,860	$8,611	$11,204

Elimination of intersegment amounts	(474)	(1,316)	(1,501)

Timberland Management and Consulting (External)	$2,386	$7,295	$9,703

Real Estate	$1,833	$1,657	$13,146

Elimination of intersegment amounts	(99)	(58)	(3)

Real Estate (External)	$1,734	$1,599	$13,143

Total revenue	$27,681	$33,696	$49,369

Elimination of intersegment amounts	(645)	(1,504)	(1,524)

Total revenue (External)	$27,036	$32,192	$47,845

Operating income/(loss):

Fee Timber	$9,171	$9,880	$8,630

Elimination of intersegment amounts	498	319	560

Fee Timber (External)	$9,669	$10,199	$9,190

Timberland Management and Consulting	$686	$1,228	$2,261

Elimination of intersegment amounts	(414)	(309)	(576)

Timberland Management and Consulting (External)	$272	$919	$1,685

59

	2003	2002	2001

Real Estate	$(386)	$(1,647)	$(2,705)

Elimination of intersegment amounts	(90)	(20)	(4)

Real Estate (External)	$(476)	$(1,667)	$(2,709)

Unallocated General and Administrative	$(2,848)	$(3,874)	$(5,130)

Elimination of intersegment amounts	6	10	20

Unallocated General and Admin (External)	$(2,842)	$(3,864)	$(5,110)

Operating income	$6,623	$5,587	$3,056

Elimination of intersegment amounts	—	—	—

Operating income (External)	$6,623	$5,587	$3,056

Depreciation, amortization, and depletion:

Fee Timber	$3,001	$3,164	$6,520

Timberland Management and Consulting	70	190	241

Real Estate	104	57	402

Unallocated General and Administrative	371	453	535

Total	$3,546	$3,864	$7,698

Identifiable assets:

Fee Timber	$63,118	$68,361	$70,712

Timberland Management and Consulting	187	205	492

Real Estate	5,894	5,264	4,019

Unallocated General and Administrative	17,109	12,958	8,964

Total	$86,308	$86,788	$84,187

Capital and land expenditures:

Fee timber	$809	$1,315	$55,716

Timberland management and consulting	50	179	142

Real estate	1,117	491	452

Unallocated General and Administrative	41	173	240

Total	$2,017	$2,158	$56,550

60

Revenues by product line for the years ended December 31, 2003, 2002, and 2001 are as follows (in thousands):

	2003	2002	2001

Sales of forest products:

Domestic	$20,489	$19,695	$19,982

Export, indirect	2,427	3,603	5,017

Sales of homes, lots, and undeveloped acreage	613	871	7,647

Fees for service:

Domestic	3,507	6,634	10,983

Foreign	—	1,389	4,216

Total Revenue	$27,036	$32,192	$47,845

11. SUBSEQUENT EVENT

On January 15, 2004 the Partnership acquired 3,300 acres of timberland from Plum Creek Timber Company for $8.5 million. The timberland acquired in this acquisition is contiguous with the Columbia tree farm and will be managed as part of that larger land parcel.

12. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in thousands except per unit amounts)	Revenues	Income from Operations	Net Income	Earnings per Partnership unit basic	Earnings per Partnership unit diluted

2003
First quarter	$7,312	$1,999	$1,291	$ .29	$ .29
Second quarter	7,480	1,999	1,296.29		.29
Third quarter	6,565	1,628	941.20		.20
Fourth quarter	5,679	997	—	—	—

2002
First quarter	$5,837	$ 738	$ 12	$ —	$ —
Second quarter (1)	9,935	1,852	1,563.35		.35
Third quarter	8,654	1,964	1,063.24		.24
Fourth quarter (2)	7,766	1,033	696.15		.15

(1)	Includes $730,000 (or $0.16 per diluted unit) increase in the environmental remediation liability in Port Gamble, $165,000 increase (or $0.04 per diluted unit) in the liability for home warranty repairs at Port Ludlow, offset against a $527,000 (or $0.11 per diluted unit) tax benefit resulting from recognition of the benefit of tax losses generated as a result of the liquidation of the Canadian subsidiary.
(2)	Includes $673,000 (or $0.15 per diluted unit) in restructuring costs following expiration of HTRG’s timberland management contract and closure of the timberland consulting offices in Canada offset against a $380,000 tax (or $0.8 per diluted unit) benefit resulting from the restructuring of the Canadian subsidiary.

61

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9a.	CONTROLS AND PROCEDURES.

        The Partnership’s management maintains an adequate system of internal controls to promote the timely identification and reporting of material, relevant information. Those controls include requiring executive management and all managers in accounting roles to sign a Code of Ethics (See Exhibit 14 to this report). Additionally the Partnership’s senior management team meets regularly to discuss significant transactions and events affecting the Partnership’s operations. The Partnership’s President & CEO and V.P. & CFO lead these meetings and consider whether topics discussed represent information that should be disclosed under generally accepted accounting principles and the rules of the SEC. The Board of Directors of the Partnership’s general partner includes an Audit Committee. The Audit Committee reviews the earnings release and all reports on Form 10-Q and 10-K prior to their filing. The Audit Committee is responsible for hiring the Partnership’s external auditors and meets with those auditors at least four times each year.

        The Partnership’s President & CEO and V.P. & CFO are responsible for establishing and maintaining disclosure controls and procedures. They have designed such controls to ensure that others make all material information known to them within the organization. Management regularly evaluates ways to improve internal controls.

        As of the end of the period covered by the annual report on Form 10-K our executive officers completed an evaluation of the disclosure controls and procedures and have determined them to be functioning properly and effectively. They did not discover any significant deficiencies or material weaknesses within the controls and procedures that required modification. There were no significant changes in the Partnership’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

General Partner

        The Partnership has no directors. Instead, the Board of Directors of its managing general partner, Pope MGP, Inc. (the “General Partner”), serves in that capacity. The General Partner’s address is the same as the address of the principal offices of the Partnership. Pope MGP, Inc. receives $150,000 per year for acting as managing general partner of the Partnership.

        The following table identifies the officers and directors of the General Partner as of March 1, 2004. Officers of the General Partner hold identical offices with the Partnership.

Name	Age	Position and Background

David L. Nunes (2)	42	President and Chief Executive Officer, and Director, from January 2002 to present. President and Chief Operating Officer from September 2000 to January 2002. Senior Vice President Acquisitions & Portfolio Development from November 1998 to August 2000. Vice President Portfolio Development from December 1997 to October 1998. Director of Portfolio Development from April 1997 to December 1997 of Pope MGP, Inc. and the Partnership. Strategic Planning Director of Weyerhaeuser Company from June 1988 to April 1997.

Thomas M. Ringo	50	Vice President and CFO from December 2000 to present. Senior Vice President Finance and Client Relations from June 1996 to December 2000. Vice President Finance from November 1991 to June 1996. Treasurer from March 1989 through October 1991 of Pope MGP, Inc. and the Partnership. Tax Manager of Westin Hotel Company, 1985 to March 1989. Tax Consultant for Price Waterhouse, 1981 to 1985.

Douglas E. Norberg (1), (3), (4), (5)	63	Director; Vice Chairman, Wright Runstad & Company, since 2000; President, Wright Runstad & Company, 1975 until 2000. Wright Runstad & Company is in the business of real estate investing, development, and management.

Peter T. Pope (1), (4)	69	Director; Director, Pope & Talbot, Inc. 1971 to present; Chairman of the Board and CEO of Pope & Talbot, Inc., 1971 to 1999. Mr. Pope retired as CEO of Pope & Talbot, Inc. in 1999. Mr. Pope is also a director and President of Pope EGP, Inc.

63

J. Thurston Roach (1), (3), (4), (5)	62	Director; private investor; Director Deltic Timber Corporation, December 2000 to present; Director The Liberty Corporation May 1994 to Present; President and CEO HaloSource Corporation, October 2000 to November 2001; Director HaloSource Corporation, October 2000 to February 2002; Senior Vice President and CFO, Owens Corning, January 1999 to April 2000; Senior Vice President and President of Owens Corning’s North American Building Materials Systems Business, February 1998 to December 1998; Vice Chairman, Simpson Investment Company, July 1997 to February 1998; President, Simpson Timber Company, January 1996 to June 1997; Senior Vice President and Chief Financial Officer and Secretary, Simpson Investment Company, August 1984 to December 1995.

Marco F. Vitulli (2), (3), (4)	69	Director; President, Vitulli Ventures Ltd., 1980 to present. Vitulli Ventures Ltd. is in the business of real estate investments.

1)	Class A Director
2)	Class B Director
3)	Member of the Audit Committee
4)	Member of the Human Resources Committee
5)	Designated financial expert for the Board of Directors Audit Committee

Board of Directors of the Managing General Partner

        Board Composition. The Managing General Partner’s Articles of Incorporation provide that directors are divided into two classes, each class serving a period of two years. The Managing General Partner’s shareholders elect approximately one-half of the members of the Board of Directors annually. The terms of the Class A directors expire on December 31, 2004, and the terms of the Class B directors expire on December 31, 2005. The directors’ election to the Managing General Partner’s Board of Directors is subject to a voting agreement between the Managing General Partner’s two shareholders, Mr. Peter T. Pope and Ms. Emily T. Andrews. Mr. Pope serves as his own appointee, and J. Thurston Roach serves as Ms. Andrews’ appointee to the Board of Directors. The Managing General Partner’s Board of Directors met 5 times in 2003 to discuss Partnership matters. As permitted by NASD Rules 4360(c) and 4350(c)(4), board nominations are not made or approved by a separate nominating committee or by a majority of the independent directors.

        Audit Committee. The Audit Committee of the General Managing Partner’s Board of Directors is comprised of three outside directors who comply with Nasdaq’s qualification requirements for Audit Committee members. The audit committee met to discuss the Partnership 4 times during 2003. The Audit Committee currently has two financial experts: Douglas E. Norberg and J. Thurston Roach. See report of the Audit Committee on financial statements below.

        Human Resources Committee. The Human Resources Committee is responsible for (1) establishing compensation programs for executive officers and senior management of the Partnership designed to attract, motivate, and retain key executives responsible for the success of the Partnership as a whole; (2) administering and maintaining such programs in a manner that will benefit the long-term interests of the Partnership and its unit holders; and (3) determining the salary, bonus, unit option and other compensation of the Partnership’s executive officers and senior management. The Human Resources Committee met once during 2003. See report of the Human Resources Committee on executive compensation below.

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

        The following table sets forth certain information concerning the cash compensation paid to each of the five most highly compensated executives of the Partnership (the “Named Executives”) in fiscal year 2003, 2002 and 2001. The titles used in this Item 11 correspond to these persons’ titles during 2003.

Summary Compensation Table

Annual Compensation						Long-term Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Other Annual Compensation ($)	All Other Compensation ($)(2)	LTIP Payments ($)(3)

David L. Nunes	2003	234,792	169,127		6,000	5,961
President and CEO	2002	223,075	155,250		5,500	15,111
	2001	175,000	57,188		5,250	15,103

Thomas M Ringo	2003	153,125	103,289		7,000	4471
V.P. and CFO	2002	148,174	78,750		5,500	15,111
	2001	143,199	33,781		5,250	5,343

Jonathan P. Rose	2003	120,327	48,152		6,000	—
Director Real Estate	2002	115,774	44,203		5,205	—
	2001	98,462	15,753		4,467	—

John T. Shea	2003	122,500	101,522		6,000	4,471
Director Business	2002	97,521	37,500		4,315	15,111
Development	2001	86,500	15,262		4,556	4,315

Allen E. Symington(4)	2003	138,461	—		5,538	—
Former Chairman and	2002	194,867	—		6,000	—
CEO	2001	200,000	49,313		5,250	15,075

(1)	Amounts represent bonuses or commissions earned in the year shown but paid after year-end.

(2)	Amounts represent contributions to the Partnerships 401(k) plan.

(3)	The LTIP payments are made from Pope MGP’s share of the IPMB. Amounts shown above are earned in the year specified and paid in the subsequent year. See “Long-Term Incentive Plans – Awards in Last Fiscal Year”.

(4)	Mr. Symington’s employment agreement ended in August 2003.

65

Compensation Pursuant To Unit Options

During 2003 there were no unit options issued to named executive officers of the Partnership.

Aggregated Option Exercises

        The following table provides information on option exercises in fiscal 2003 by the named executive officers and the value of exercisable and unexercisable unit options at December 31, 2003.

	Units Acquired	Value	Number of securities underlying unexercised options at year-end (#)		Value of unexercised in-the- money options at year-end ($)
Name	on Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
David L. Nunes	—	—	24,750	42,000	$26,280	$105,120
President and CEO

Thomas M. Ringo	—	—	20,125	22,750	13,140	52,560
V.P. and CFO

Jonathan P. Rose	—	—	5,525	11,475	7,008	28,032
Director Real Estate

John T. Shea	—	—	3,400	10,600	7,008	28,032
Director Business
Development

Allen E. Symington	—	—	45,000	—	—	—
Former Chair. and CEO

Long-Term Incentive Plans-Awards in Last Fiscal Year

During 2004 the following awards were made from the Long-Term Incentive Plan based upon 2003 operating results for the IPMB:

Name and Principal Position	Award ($)(1)	Performance Period

David L.Nunes
President and CEO	$5,961	1/1/2003 to 12/31/2003
Thomas M.Ringo
V.P.and CFO	$4,471	1/1/2003 to 12/31/2003
John T.Shea
Director Business Development	$4,471	1/1/2003 to 12/31/2003

(1)	Awards from the LTIP are made based upon performance of the Investor Portfolio Management Business (IPMB) during 2003 and are contingent upon the officer’s employment with the Partnership on the last day of the award year. LTIP payments are made from Pope MGP’s share of the IPMB.

Compensation of General Partner’s Directors

        Compensation of the outside directors of Pope MGP, Inc. consists of a monthly retainer of $1,500 plus a $1,000 per day fee for each board meeting attended and $500 for participation in a board meeting via telephone. The Chairman of the Audit Committee receives an additional annual retainer amount of $3,000 that is paid in a monthly pro rata fashion. Both the Chairman of the Audit and Human Resources Committees receive an additional $500 per committee meeting fee. Outside directors have the option of receiving their $1,500 monthly board retainer in unit options. The number of options granted is based upon the fair value of the options on the date of grant. All option grants so made to outside directors in 2003 were made pursuant to the Partnership’s 1997 Unit Option Plan for their service as directors of Pope MGP, Inc.

        For the year ended December 31, 2003, two outside directors each received 8,115 and one received 2,125 options with strike prices ranging from $9.50 to $14.30. As of December 2003, two outside directors were receiving their retainers in cash. One director received a 6,000-option grant with an exercise price of $10.00 vesting over five years.

        For the year ended December 31, 2002, three outside directors each received 5,737 options as a form of compensation for their monthly retainer with strike prices ranging from $9.30 to $14.75. The fourth outside director elected to have his retainer paid in cash. Each of the outside directors was also granted 9,000 units with an exercise price of $12.51 in March 2002.

        For the year ended December 31, 2001, the four outside directors each received 3,189 options in lieu of cash retainers with strike prices ranging from $14.75 to $22.00. Each of the outside directors was also granted 3,000 units with an exercise price of $22.00 in March 2001.

Unit Option Plan

        The Partnership’s 1997 Unit Option Plan authorizes the granting of nonqualified unit options to employees, officers, and directors of the Partnership. A total of 1,500,000 units have been reserved for issuance under the plan. Unit options are granted at prices not less than the fair value of the limited partnership units on the date of the grant, and currently range from $9.30 to $27.88 per unit. The options generally become exercisable annually over a four-year period and have a maximum term of ten years. Unit options issued and outstanding at December 31, 2003 and 2002 were 354,740 and 323,835, respectively, and unit options vested at December 31, 2003 and 2002 were 199,965 and 118,085, respectively. To date, 8,625 unit options have been exercised. The units issued under the unit options have been registered on a Form S-8 registration statement.

        The Partnership accounts for unit-based compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation cost for unit options is measured as the excess, if any, of the fair value of the Partnership’s units at the date of grant over the amount an employee must pay to acquire the unit.

Employee Benefit Plans

        As of December 31, 2003 all employees of the Partnership and its subsidiaries are eligible to receive benefits under a defined contribution plan. During 2003 and 2002 the Partnership matched 50% of the employees’ contribution up to 8% of compensation. Partnership contributions to the plan amounted to $82,000, $57,000, and $103,000, for each of the years ended December 31, 2003, 2002, and 2001, respectively. Employees become fully vested over a six-year period in the Partnership’s contribution.

Employment Contracts

        Thomas M. Ringo Employment Agreement. Effective January 1, 2003 the Partnership entered into a three-year Employment Agreement with Mr. Ringo under which he has served as the Partnership’s Vice President and Chief Financial Officer. Under that agreement, Mr. Ringo received an annual salary of $153,125, an annual target bonus of 35% of annual salary, and participation in the IPMB Incentive Plan.

        John T. Shea Employment Agreement. Effective January 1, 2003 the Partnership entered into a three-year Employment agreement with Mr. Shea under which he has served as the Partnership’s Director of Business Development. Under that agreement, Mr. Shea received an annual salary of $122,500, an annual target bonus of 25% of annual salary, and participation in the IPMB Incentive Plan.

        Symington Arrangements. On August 31, 2000, the Partnership entered into a three-year Employment Agreement with Mr. Symington under which he served as the Partnership’s Chairman and Chief Executive Officer. Under that Employment Agreement, Mr. Symington received an annual salary of $200,000, an annual bonus of up to 45% of his base salary based upon attainment of performance criteria, and a $25,000 signing bonus. He also received 45,000 unit options under the Partnership’s 1997 Unit Option Plan, which vest over three years, and are exercisable for four years after termination of employment. Options to purchase 45,000 units are currently vested. The Partnership paid Mr. Symington’s annual salary of $200,000 in equal monthly installments through the end of his employment agreement (August 2003).

        Supplemental Retirement Plan. The Partnership has a supplemental retirement plan for George H. Folquet, a retired key employee. The plan provides for a retirement income of 70% of his base salary at retirement after taking into account both 401(k) and Social Security benefits. The Partnership accrued $181,000 for this benefit in 1995 and an additional $109,000 in 2002 and pays $25,013 under the plan annually based on an approximation of the cost of purchasing a life annuity paying the aforementioned benefit amount. The balance of the liability as of December 31, 2003 was $150,013.

Report of the Audit Committee on Financial Statements

        The Audit Committee of the General Partner’s Board of Directors has furnished the following report on the Partnership’s year-end financial statements and audit for fiscal year 2003. The Audit Committee’s report is intended to describe in general terms the process the Audit Committee undertakes and the matters it considers in reviewing the Partnership’s financial statements and monitoring the work of the Partnership’s external auditors.

Responsibilities and Composition of the Audit Committee

        The Audit Committee is responsible for (1) hiring the Partnership’s external auditors and (2) approving all fees paid to the external auditor. Additionally, the Audit Committee (3) reviews the Partnership’s year-end financial statements with management and the external auditors. The Board of Directors has adopted an audit committee charter and all members of the Audit Committee are independent as defined by Nasdaq.

        The Audit Committee is currently composed of Douglas E. Norberg, J. Thurston Roach, and Marco F. Vitulli. Mr. Vitulli serves as Audit Committee Chair. All members of the Audit Committee are independent as defined under Nasdaq rule 4200(a)(15). Mr. Norberg and Mr. Roach are both designated as "financial experts" as defined under 10(a) of the Securities Exchange Act of 1934 and Nasdaq rule 4350(d).

        During the year, the Audit Committee reviewed with the Partnership’s management and with its independent public accountants the scope and results of the Partnership’s internal and external audit activities and the adequacy of the Partnership’s internal accounting controls. The Audit Committee also reviewed current and emerging accounting and reporting requirements and practices affecting the Partnership. The Audit Committee discussed certain matters with the Partnership’s external auditors and received certain disclosures from the external auditors regarding their independence. All fees paid during the year to the Partnership’s external auditor were reviewed and approved by the Audit Committee. The Audit Committee has also made available to employees of the Partnership and its subsidiaries a confidential method of communicating financial or accounting concerns to the Audit Committee.

Conclusion

        Based on this review, the Audit Committee recommends to the Partnership’s Board of Directors that the Partnership’s audited financial statements be included in the Partnership’s report on Form 10-K.

Douglas E. Norberg
J. Thurston Roach
Marco F. Vitulli

Report of the Human Resources Committee on Executive Compensation

        The Human Resources Committee of the General Partner’s Board of Directors (the “HR Committee”) has furnished the following report on the Partnership’s executive compensation for fiscal year 2003. The HR Committee’s report is intended to describe in general terms the process the HR Committee undertakes and the matters it considers in determining the appropriate compensation for the Partnership’s executive officers, Mr. Nunes and Mr. Ringo.

Responsibilities and Composition of the Committee

        The HR Committee is responsible for (1) establishing compensation programs for executive officers of the Partnership designed to attract, motivate, and retain key executives responsible for the success of the Partnership as a whole; (2) administering and maintaining such programs in a manner that will benefit the long-term interests of the Partnership and its unit holders; and (3) determining the salary, bonus, unit option, and other compensation of the Partnership’s executive officers.

        The HR Committee is currently composed of Douglas E. Norberg, Peter T. Pope, J. Thurston Roach, and Marco F. Vitulli. Mr. Pope serves as committee chair. None of the members are officers or employees of the Partnership or the General Partner.

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

        The HR Committee believes that compensation of the Partnership’s Chief Executive Officer, other executive officers and key personnel should be based to a substantial extent on achievement of the goals and strategies that the Partnership has established and enunciated.

        When establishing salaries, bonus levels, and unit option awards for executive officers, the HR Committee considers (1) the Partnership’s performance during the past year and recent quarters in meeting its financial and other performance goals; (2) the individual’s performance during the past year and recent quarters; and (3) the salaries of executive officers in similar positions with companies of comparable size, maturity and pursuing similar objectives, and other companies within the timber industry. With respect to executive officers other than the Chief Executive Officer, the Committee takes into consideration the recommendations of the Chief Executive Officer. The method for determining compensation varies from case to case based on a discretionary and subjective determination of what is appropriate at the time.

Compensation Programs and Practices

        The Partnership’s compensation program for executives consists of four key elements: (1) base salary; (2) a performance-based annual bonus; (3) periodic grants of unit options; and (4) IPMB award payments (referred to above as long-term incentive plan).

        The HR Committee believes that this four-part approach best serves the interests of the Partnership and its unitholders. It enables the Partnership to meet the requirements of the highly competitive environment in which it operates, while ensuring that executive officers are compensated in a way that advances both the short- and long-term interests of unitholders. The variable, annual bonus permits individual performance to be recognized and is based, in significant part, on an evaluation of the contribution made by the executive to the Partnership’s overall performance. Unit options relate a significant portion of long-term remuneration directly to unit price appreciation. This type of compensation is intended to align the interests of option holders and of the Partnership’s unitholders, and further serve to promote an executive’s continued service to the organization. IPMB awards encourage business growth in the Partnership’s third-party timberland management and forestry consulting businesses.

        Base Salary. Base salaries for the Partnership’s executive officers are developed and approved by the HR Committee with periodic consultation provided by Towers Perrin, a nationally recognized compensation-consulting firm. Base salary amounts for executive officers take into account such factors as competitive industry salaries, an executive’s scope of responsibilities, and individual performance and contribution to the organization. The HR Committee obtains executive compensation data through Towers Perrin who has developed salary surveys that reflect a peer group of other timber companies, including companies of different sizes. This data is integral to the HR Committee’s deliberations and conclusions regarding appropriate levels of executive compensation. To the extent it deems appropriate, the HR Committee also considers general economic conditions within the area and within the industry. It is the HR Committee and not management that consults with and engages Towers Perrin.

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

        The size of the bonus pool is based upon an assessment of the Partnership’s performance as compared to both budgeted and prior fiscal year performance and the extent to which the Partnership achieved its overall goals. Once the bonus pool is determined, the Chief Executive Officer makes individual bonus recommendations to the HR Committee, within the limits of the pool, for eligible employees based upon an evaluation of their individual performance and contribution to the Partnership’s overall performance.

        Unit Options. The HR Committee follows a compensation philosophy that includes unit options as a long-term incentive program for management. The Partnership’s use of unit-based compensation focuses on the following guiding principles: (1) unit-based compensation has been and will continue to be an important element of employee pay, (2) the grant of unit options will be based on performance measures within the employee’s control, (3) owning units is an important ingredient in forming the partnership between employees and the organization, and (4) ownership of significant amounts of the Partnership’s units by executives and senior officers of the Partnership will facilitate aligning management’s goals with the goals of unitholders. The HR Committee anticipates that it will continue to emphasize unit-based compensation in the future.

        IPMB Award. The IPMB awards are paid from Pope MGP’s share of earnings from the IPMB. Awards are paid in a lump sum following the year in which the award was earned.

Chief Executive Officer Compensation

        In fiscal year 2001 Mr. Symington served as Chief Executive Officer and Mr. Nunes served as President and COO, of the Partnership and the General Partner. Since Mr. Symington’s retirement on January 9, 2002, Mr. Nunes has been serving as Chief Executive Officer and President. In evaluating the compensation of Mr. Nunes for services rendered in 2003, the HR Committee considered both quantitative and qualitative factors.

        In looking at quantitative factors, the HR Committee reviewed the Partnership’s 2003 financial results and compared them with the Partnership’s 2003 budget and actual financial results for 2002. Specifically, the HR Committee considered the following:

•	Impact of product markets on results
•	Progress towards subscribing ORM Timber Fund I, LP
•	Amount of new timberland management and consulting business added
•	Reductions in overhead costs

In addition to these quantitative accomplishments, the HR Committee also considered certain qualitative accomplishments by Mr. Nunes in 2003. Specifically, the HR Committee considered the following:

•	Assessment and implementation of plan for high-yield forestry applications on owned timberlands,
•	Negotiation of key contracts for timberland management services and other non-log revenues,
•	Sustainable Forestry Initiative (SFI) certification

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

Conclusion

        The HR Committee believes that for 2003 the compensation terms for Mr. Nunes, as well as for the other executive officers, were clearly related to the realization of the goals and strategies established by the Partnership. Further, based on our consideration of all factors, bonuses were paid in February 2004 based on 2003 performance.

Douglas E. Norberg
Peter T. Pope
J. Thurston Roach
Marco F. Vitulli

Performance Graph

        The following graph shows a five-year comparison of cumulative total unitholder returns for the Partnership, the Standard and Poor’s Forest Products Index, and the Wilshire 4500 for the five years ended December 31, 2003. The total unitholder return assumes $100 invested at the beginning of the period in the Partnership’s units the Standard and Poor’s Forest Products Index, and the Wilshire 4500. The graph assumes distributions are reinvested.

72

Total Unitholder Return for the previous 1 year

	12/31/1999	12/31/2000	12/31/2001	12/31/2002	12/31/2003
Pope Resources	-8.85%	-14.60%	-39.80%	-30.8%	55.6%
Standard and Poor's Forest Products Index	39.82%	-16.75%	0.82%	-14.44%	37.83%
Wilshire 4500	35.49%	-15.77%	-9.33%	-17.80%	43.84%

Indexed Total Return: Unit Price Plus Reinvested Dividends

	12/31/1998	12/31/1999	12/31/2000	12/31/2001	12/31/2002	12/31/2003
Pope Resources	$100.00	$ 91.15	$ 77.84	$ 46.86	$ 32.42	$ 50.46
Standard and Poor's Forest Products Index	$100.00	$139.82	$116.40	$117.35	$100.40	$138.38
Wilshire 4500	$100.00	$135.49	$114.12	$103.48	$ 85.06	$122.35

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Unit Holders

As of February 13, 2004, the following persons were known or believed by the Partnership to be the beneficial owners of more than 5% of the outstanding Partnership units:

Name and Address of Beneficial Owner	Number of Units(1)		Percent of Class
Private Capital Management, Inc.	1,599,015	(2)	35.4
8889 Pelican Bay Blvd
Suite 500
Naples, FL 34108

Emily T. Andrews	557,100	(3)	12.3
600 Montgomery Street
35th Floor
San Francisco, CA 94111

Peter T. Pope	331,507	(4)	7.3
1500 S.W. 1st Avenue
Portland, OR 97201

(1)	Each beneficial owner has sole voting and investment power unless otherwise indicated. Includes unit options exercisable within 60 days.

(2)	Private Capital Management, Inc. is an investment adviser shown registered under the Investment Advisers Act of 1940. Units are held in various accounts managed by Private Capital Management, Inc. which shares dispositive powers as to those units.

(3)	Includes 1,090 units owned by her husband, Adolphus Andrews, Jr. as to which she disclaims beneficial ownership. Also includes a total of 60,000 units held by Pope MGP, Inc. and Pope EGP, Inc., as to which she shares voting and investment power.

(4)	Includes (a) 44,600 units held in trust for his children, and (b) 60,000 units held by Pope MGP, Inc. and Pope EGP, Inc., as to which he shares investment and voting power.

73

Management

        As of February 27, 2004, the beneficial ownership of the Partnership units of (1) the general partners of the Partnership, (2) the directors of the Partnership’s general partners, (3) the named executives, and (4) the Partnership’s general partners, directors and officers as a group, was as follows. **

Name	Position and Offices	Number of Units(1)		Percent of Class

David L. Nunes	Chief Executive Officer and President, Pope	49,253	(2)	1.1
	MGP, Inc. and the Partnership; Director,
	Pope MGP, Inc.

Thomas M. Ringo	Vice President and CFO, Pope MGP, Inc. and	26,480	(2)	*
	the Partnership

Peter T. Pope	Director, Pope MGP, Inc. and Pope EGP, Inc.;	331,507	(3)	7.3
	President, Pope EGP, Inc.

J. Thurston Roach	Director, Pope MGP, Inc.	—		*

Pope EGP, Inc.	Equity General Partner of the Partnership	54,000		1.2

Pope MGP, Inc.	Managing General Partner of the Partnership	6,000		*

Douglas Norberg	Director, Pope MGP, Inc.	53,575	(4)	*

Marco Vitulli	Director, Pope MGP, Inc.	20,489	(5)	*

All general partners, directors and officers of general partners, and		481,304	(6)	10.6
officers of the Partnership as a group (6 individuals and 2 entities)

* Less than 1% ** The address of each of these parties is C/O Pope Resources, 19245 Tenth Avenue NE, Poulsbo, WA 98370.

(1)	Each beneficial owner has sole voting and investment power unless otherwise indicated. Includes unit options that are exercisable within 60 days.

(2)	David L. Nunes number of units includes options to purchase 28,250 units and Thomas M. Ringo includes options to purchase 23,500 units that are exercisable within 60 days.

(3)	Includes (a) 65,400 units held in trust for his children, (b) 60,000 units held by Pope MGP, Inc. and Pope EGP, Inc., as to which he shares investment and voting power, and (c) currently exercisable options to purchase 25,982 units.

(4)	Includes currently exercisable options to purchase 42,975 units issued to Mr. Norberg.

(5)	Includes currently exercisable options to purchase 18,539 units issued to Mr. Vitulli.

(6)	For this computation, the 60,000 units held by Pope MGP, Inc. and Pope EGP, Inc. are excluded from units beneficially owned by Mr. Pope. Mr. Pope and Emily T. Andrews, own all of the outstanding stock of Pope MGP, Inc. and Pope EGP, Inc. Includes currently exercisable options to purchase 150,246 units.

Equity Compensation Plan Information

The following table presents certain information with respect to the Partnership’s equity compensation plans and awards thereunder on December 31, 2003. 74

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Plan category	(a)	(b)	(c)

Equity compensation
plans approved by
security holders	—	—	—
Equity compensation
plans not approved by
security holders	354,740	$ 16.52	1,136,635

Total	354,740	$ 16.52	1,136,635

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

        P&T Lease Payments. Mr. Peter T. Pope, a director of Pope MGP, Inc., is also a director of P&T. In 2001, the Partnership received lease payments of $75,000 from P&T for lease of a log sorting and storage site at Port Gamble, Washington. P&T also leased an art collection from the Partnership through October 2003. Revenue received from the art lease was $15,000 annually for the two-year period ended December 31, 2002. Lease payments received in 2003 were $12,239.

        Art Collection Sale. In October 2003 the art collection that has been historically leased to P&T was sold to Mr. Pope for $315,000. The price was based upon an independent appraisal.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes fees paid to the Partnership’s principal accountants, KPMG LLP during 2003 and 2002. 75

Description of services	2003	%	2002	%

Audit	$103,183	63%	$104,350	64%
Audit related	1,700	1%	—	0%
Tax	58,365	36%	59,560	36%

Total	$163,248	100%	$163,910	100%

        The Audit Committee approved all services provided in 2003 by KPMG LLP. In 2002 KPMG provided $20,000 of compliance related tax services (representing 18% of fees paid) that were expended prior to May 6, 2002 and were not pre-approved by the Audit Committee.

        Prior to hiring KPMG to provide services to the Partnership, anticipated fees and a description of the services are presented to the Audit Committee. The Audit Committee then either agrees to hire KPMG to provide the services or directs management to find a different service provider.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

Financial Statement Schedules

Environmental Remediation

	Balances at the Beginning of the Period	Additions to Accrual	Expenditures for Remediation	Balances at the End of the Period

Year Ended December 31, 2001	$ 1,870,000	$ —	$ 461,000	$1,409,000
Year Ended December 31, 2002	1,409,000	730,000	1,510,000	629,000
Year Ended December 31, 2003	629,000	—	337,000	292,000

Reports on Form 8-K

On December 23, 2003 the registrant filed two Current Reports on Form 8-K:

1) Disclosing the signing of a definitive purchase and sale agreement with Costco Wholesale Corporation to sell up to 20 acres of the Partnership’s 320-acre project in North Gig Harbor Washington.

2) Disclosing the signing of a definitive purchase and sale agreement with Plum Creek Timber Company to acquire approximately 3,300 acres of timberland in southwest Washington for $8.5 million.

On January 30, 2004 the registrant filed a Current Report on Form 8-K with the Partnership’s earnings release for the quarter and year ended December 31, 2003.

Exhibits.

No.	Document

3.1	Certificate of Limited Partnership. (1)

3.2	Limited Partnership Agreement, dated as of November 7, 1985. (1)

3.3	Amendment to Limited Partnership Agreement dated December 16, 1986. (2)

3.4	Amendment to Limited Partnership Agreement dated March 14, 1997. (4)

3.5	Certificate of Incorporation of Pope MGP, Inc. (1)

3.6	Amendment to Certificate of Incorporation of Pope MGP, Inc. (3)

3.7	Bylaws of Pope MGP, Inc. (1)

3.8	Certificate of Incorporation of Pope EGP, Inc. (1)

3.9	Amendment to Certificate of Incorporation of Pope EGP, Inc. (3)

3.10	Bylaws of Pope EGP, Inc. (1)

4.1	Specimen Depositary Receipt of Registrant. (1)

4.2	Limited Partnership Agreement dated as of November 7, 1985, as amended December 16, 1986 and March 14, 1997 (see Exhibits 3.2, 3.3 and 3.4).

9.1	Shareholders Agreement entered into by and among Pope MGP, Inc., Pope EGP, Inc., Peter T. Pope, Emily T. Andrews, P&T, present and future directors of Pope MGP, Inc. and the Partnership, dated as of November 7, 1985 included as Appendix C to the P&T Notice and Proxy Statement filed with the Securities and Exchange Commission on November 12, 1985, a copy of which was filed as Exhibit 28.1 to the Partnership’s registration on Form 10 identified in footnote (1) below. (1)

10.1	Transfer and Indemnity Agreement between the Partnership and P&T dated as of December 5, 1985. (1)

10.3	Environmental Remediation Agreement (11)

10.4	1997 Unit Option Plan Summary. (5)

10.5	Audit Committee Charter. (12)

10.6	Employment Agreement between the Partnership and Allen E. Symington, dated August 31, 2000. (9)

10.17	Management Agreement, dated as of March 22, 2000, by and between Pioneer Resources I, LLC and Olympic Resource Management LLC. (6)

10.18	First Amendment to Management Agreement between Pioneer Resources I, LLC and Olympic Resource Management LLC, dated September 7, 2000. (10)

10.19	Second Amendment Management Agreement between Pioneer Resources I, LLC and Olympic Resource Management LLC, dated June 29, 2001. (10)

No.	Document

10.20	Deed of Trust, Fixture Filing and Security Agreement with Assignment of Rents between Pioneer Resources I, LLC, Olympic Resource Management LLC, and Oregon Title Insurance Company, dated April 7, 2000. (6)

10.21	Timberland Deed of Trust and Security Agreement with Assignment of Rents between Pope Resources, Jefferson Title Company and John Hancock Mutual Life Insurance Company, dated April 29, 1992. (10)

10.22	Amendment to Timberland Deed of Trust and Security Agreement with Assignment of Rents between Pope Resources, Jefferson Title Company and John Hancock Mutual Life Insurance Company, dated May 13, 1992. (10)

10.23	Second Amendment to Timberland Deed of Trust and Security Agreement with Assignment of Rents between Pope Resources, Jefferson Title Company and John Hancock Mutual Life Insurance Company, dated May 25 1993. (10)

10.24	Third Amendment to Timberland Deed of Trust and Security Agreement with Assignment of Rents between Pope Resources, Jefferson Title Company and John Hancock Mutual Life Insurance Company, dated December 19, 1995. (10)

10.25	Fourth Amendment to Timberland Deed of Trust and Security Agreement with Assignment of Rents between Pope Resources, Jefferson Title Company and John Hancock Mutual Life Insurance Company, dated December 20, 1999. (10)

10.26	Amended and Restated Timberland Deed of Trust and Security Agreement with Assignment of Rents and Fixture Filing between Pope Resources and John Hancock Life Insurance Company, dated March 29, 2001. (10)

10.27	Promissory Note from Pope Resources to John Hancock Mutual Life Insurance Company, dated April 29, 1992. (10)

10.28	Amendment to Promissory Note from Pope Resources to John Hancock Mutual Life Insurance Company, dated May 25, 1993. (10)

10.29	Second Amendment to Promissory Note from Pope Resources to John Hancock Mutual Life Insurance Company, dated December 19, 1995. (10)

10.30	Third Amendment to Promissory Note from Pope Resources to John Hancock Mutual Life Insurance Company, dated December 20, 1999. (10)

10.31	Fourth Amendment to Promissory Note from Pope Resources to John Hancock Mutual Life Insurance Company, dated March 29, 2001. (10)

10.32	Timberland Purchase and Sale Agreement for the Southwest Washington Timberlands by and among Plum Creek Timberlands, L.P. and Plum Creek Marketing, Inc., as Seller and Pope Resources, a Delaware Limited Partnership as Purchaser, dated February 12, 2001. (7)

10.33	Note Purchase Agreement between Pope Resources, John Hancock Life Insurance Company and John Hancock Variable Life Insurance Company, dated March 29, 2001. (10)

10.34	Class A Fixed Rate Senior Secured Note from Pope Resources to John Hancock Life Insurance Company, dated March 29, 2001, in the principal amount of $23,500,000. (10)

No.	Document

10.35	Class A Fixed Rate Senior Secured Note from Pope Resources to John Hancock Life Insurance Company, dated March 29, 2001 in the principal amount of $4,500,000. (10)

10.36	Class A Fixed Rate Senior Secured Note from Pope Resources to John Hancock Variable Life Insurance Company, dated March 29, 2001, in the principal amount of $2,000,000. (10)

10.37	Timberland Deed of Trust and Security Agreement With Assignment of Rents and Fixture Filing between Pope Resources, Jefferson Title Company and John Hancock Life Insurance Company, dated March 29, 2001. (10)

10.61	Promissory Note from Port Ludlow Associates LLC to Pope Resources, dated August, 2001. (8)

10.62	Deed of Trust from Port Ludlow Associates LLC to Pope Resources, dated August, 2001. (8)

10.63	Subordination and Release Agreement between Port Ludlow Associates LLC and Pope Resources, dated August, 2001. (8)

10.67	Third Amendment to Management Agreement between Pioneer Resources I, LLC and Olympic Resource Management LLC. (11)

10.68	Amendment to Subordination and Release Agreement between Port Ludlow Associates LLC and Pope Resources, dated April 25, 2002. (11)

10.69	Purchase and sale agreement with Plum Creek dated December 23, 2003 (12)

10.70	Purchase and sale agreement with Costco Wholesale Corp dated December 22, 2003 (12)

10.71	Employment agreement with Mr. Thomas M. Ringo dated December 10, 2003 (12)

10.72	Employment agreement with Mr. John T. Shea dated December 10, 2003(12)

22	Subsidiaries of the Partnership (11)

23.1	Consent of KPMG LLP (12)

23.2	Consent of Deloitte & Touche LLP (12)

31.1	Certificate of Chief Executive Officer (12)

31.2	Certificate of Chief Financial Officer (12)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (12)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (12)

99.1	Press release of the Registrant dated December 23, 2003 disclosing the signing of a definitive purchase and sale agreement with Costco Wholesale Corporation to sell nearly 20 acres of the Partnership’s 320-acre project in North Gig Harbor Washington.

No.	Document

99.2	Press release of the Registrant dated December 23, 2003 signing of a definitive purchase and sale agreement with Plum Creek Timber Company to acquire approximately 3,200 acres of timberland in southwest Washington for $8.5 million.

99.3	Press Release of the Registrant dated January 30, 2004, incorporated by reference to the Current Report on Form 8-K filed by the Registrant on January 30, 2004.

99.4	Pope Resources Code of Ethics (11)

(1)	Incorporated by reference from the Partnership’s registration on Form 10 filed under File No. 1-9035 and declared effective on December 5, 1985.

(2)	Incorporated by reference from the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 1987.

(3)	Incorporated by reference from the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 1988.

(4)	Incorporated by reference from the Partnership’s Proxy Statement filed on February 11, 1997.

(5)	Incorporated by reference to the Company’s Form S-8 Registration Statement filed with the Commission on February 11, 1997.

(6)	Incorporated by reference from the Partnership’s quarterly report on Form 10-Q for the quarter ended March 31, 2000. Subject to a request for confidential treatment filed with the SEC on May 12, 2000.

(7)	Incorporated by reference to the Company’s Current Report filed on Form 8-K filed with the Commission on March 19, 2001.

(8)	Incorporated by reference to the Company’s Current Report filed on Form 8-K filed with the Commission on August 20, 2001.

(9)	Incorporated by reference from the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2000.

(10)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2001.

(11)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2002.

(12)	Filed with this annual report on Form 10-K for the fiscal year ended December 31, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POPE RESOURCES, A Delaware Limited Partnership By POPE MGP, INC. Managing General Partner

Date: March 19, 2004	BY /s/ David L. Nunes —————————————— DAVID L. NUNES, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the date indicated.

Date: March 19, 2004	By /s/ David L. Nunes —————————————— DAVID L. NUNES, President and Chief Executive Officer (principal executive officer), Partnership and Pope MGP, Inc.; Director, Pope MGP, Inc.

Date: March 19, 2004	By /s/ Thomas M. Ringo —————————————— THOMAS M. RINGO Vice President & CFO (principal financial and accounting officer), Partnership and Pope MGP, Inc.

Date: March 12, 2004	By /s/ J. Thurston Roach —————————————— J. Thurston Roach Director, Pope MGP, Inc.

Date: March 12, 2004	By /s/ Peter T. Pope —————————————— PETER T. POPE Director, Pope MGP, Inc.

Date: March 12, 2004	By /s/ Marco F. Vitulli —————————————— MARCO F. VITULLI Director, Pope MGP, Inc.

Date: March 12, 2004	By /s/ Douglas E. Norberg —————————————— DOUGLAS E. NORBERG Director, Pope MGP, Inc.

