Form 10-Q
period 2004-03-31
POPE RESOURCES LTD PARTNERSHIP
filed 2004-05-04
CIK 784011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004 OR

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

Yes       No   X

Partnership units outstanding at March 31, 2004: 4,519,595

Pope Resources Index to Form 10-Q Filing For the Quarter Ended March 31, 2004

P A R T   I — FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

3

CONSOLIDATED BALANCE SHEETS (Unaudited) Pope Resources March 31, 2004 and December 31, 2003

(Thousands)	2004	2003

Assets
Current assets:
Cash and cash equivalents	$3,358	$10,361
Accounts receivable	3,185	865
Land held for sale	135	135
Current portion of contracts receivable	64	872
Prepaid expenses and other	191	545

Total current assets	6,933	12,778

Properties and equipment at cost:
Land and land improvements	21,749	20,800
Roads and timber (net of accumulated
depletion of $22,806 and $21,335)	54,903	48,203
Buildings and equipment (net of accumulated
depreciation of $5,603 and $5,537)	3,169	3,107

	79,821	72,110

Other assets:
Contracts receivable, net of current portion	159	196
Other	1,216	1,224

	1,375	1,420

Total assets	$88,129	$86,308

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$603	$536
Accrued liabilities	881	1,325
Environmental remediation	100	100
Current portion of long-term debt	1,631	1,631
Minority interest	30	89
Other current liabilities	241	135

Total current liabilities	3,486	3,816

Long-term debt, net of current portion	34,573	36,114
Other long term liabilities	333	342

Partners’ capital	49,737	46,036

Total liabilities and partners’capital	$88,129	$86,308

See accompanying notes to condensed consolidated financial statements. 4

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited) For the Three Months Ended March 31, 2004 and 2003

(Thousands, except per unit data)	Three Months Ended March 31,
	2004	2003

Revenues	$11,732	$7,312
Cost of sales	(4,488)	(2,871)
Operating expenses	(1,758)	(1,710)
General and administrative expenses	(738)	(732)

Income from operations	4,748	1,999

Other income (expense):
Interest expense	(774)	(791)
Interest income	24	77

	(750)	(714)

Income before income taxes and minority interest	3,998	1,285

Income tax benefit	—	6

Income before minority interest	3,998	1,291

Minority interest	—	—

Net income	$3,998	$1,291

Allocable to general partners	$53	$17
Allocable to limited partners	3,945	1,274

	$3,998	$1,291

Earnings per unit:
Basic	$0.88	$0.29

Diluted	$0.87	$0.29

Weighted average units outstanding:
Basic	4,518	4,518

Diluted	4,575	4,518

See accompanying notes to condensed consolidated financial statements. 5

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited) Pope Resources Three Months Ended March 31, 2004 and 2003

(Thousands)	2004	2003

Net income	$3,998	$1,291
Add back non-cash charges:
Deferred profit	108	27
Depletion	1,471	843
Depreciation and amortization	168	167
Translation gain	—	(9)
Change in working capital accounts:
Accounts receivable	(2,320)	627
Contracts receivable	845	364
Other current assets	354	(49)
Accounts payable	67	(260)
Accrued liabilities	(444)	(551)
Environmental remediation	(9)	(74)
Restructuring	—	(419)
Other	(13)	(10)

Net cash flows provided by operating activities	4,225	1,947

Cash flows used in investing activities:
Capital expenditures	(813)	(413)
Timberland acquisition	(8,518)	—

Net cash used in investing activities	(9,331)	(413)

Cash flows used in financing activities:
Minority interest distribution	(59)	(161)
Repayment of long-term debt	(1,541)	(1,572)
Option exercise	19	—
Unitholder distribution	(316)	(226)

Net cash used in financing activities	(1,897)	(1,959)

Net decrease in cash and cash equivalents	(7,003)	(425)
Cash and cash equivalents at beginning of year	10,361	6,627

Cash and cash equivalents at end of the three-month period	$3,358	$6,202

See accompanying notes to condensed consolidated financial statements. 6

POPE RESOURCES NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited) March 31, 2004

1.	The condensed consolidated financial statements as of March 31, 2004 and December 31, 2003 and for the three-months (quarter) ended March 31, 2004 and March 31, 2003 have been prepared by Pope Resources, A Delaware Limited Partnership (“the Partnership”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial information for the quarters ended March 31, 2004 and 2003 is unaudited, but, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2003, is derived from the Partnership’s audited consolidated financial statements and notes thereto for the year ended December 31, 2003, and should be read in conjunction with such financial statements. The results of operations for the quarter ended March 31, 2004 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2004.

2.	The financial statements in the Partnership’s 2003 annual report on Form 10-K include a summary of significant accounting policies of the Partnership and should be read in conjunction with this Form 10-Q.

3.	Basic net earnings per unit are based on the weighted average number of units outstanding during the period. Diluted net earnings per unit are based on the weighted average number of units and dilutive unit options outstanding at the end of the period.

	Quarter Ended March 31,
	2004	2003

Weighted average units outstanding (in thousands):
Basic	4,518	4,518
Dilutive effect of unit options	57	—

Diluted	4,575	4,518

Options to purchase 379,100 units at prices ranging from $9.30 to $27.88 per unit were outstanding during the quarter ended March 31, 2004. Options to purchase 178,464 units at prices ranging from $17.40 to $27.88 were not included in the computation of diluted earnings per unit because the option exercise prices were greater than the average market prices of units during the period.

Options to purchase 339,894 units at prices ranging from $9.30 to $27.88 per unit were outstanding during the quarter ended March 31, 2003. Options to purchase 337,404 units at prices ranging from $10.14 to $27.88 were not included in the computation of diluted earnings per unit because the option exercise prices were greater than the average market prices of units during the period.

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

(In thousands, except per unit amounts)	2004	2003
Net income as reported	$3,998	$1,291

Add back employee unit based
compensation expense recognize	—	—

Subtract proforma compensation
expense under SFAS 123	(50)	(63)

Pro forma net income
under SFAS No. 123	$3,948	$1,228

As reported:
Basic	$0.88	$0.29
Diluted	$0.87	$0.29
Proforma earnings per unit:
Basic	$0.87	$0.27
Diluted	$0.86	$0.27

The fair value of options was calculated using the Black-Scholes option-pricing model, with the following assumptions:

	2004	2003
Expected life	5 years	5 years
Risk-free interest rate	3.97%	3.70%
Dividend yield	1.6%	1.90%
Volatility	57%	44%

5.	Supplemental disclosure of cash flow information: Interest paid amounted to approximately $765,000 and $807,000 for the quarters ended March 31, 2004 and 2003, respectively.

6.	Revenues and operating income by segment for the quarters ended March 31, 2004 and 2003, respectively, are as follows:

8

Quarter Ended March 31, (Thousands)	Fee Timber	Timberland Management & Consulting	Real Estate	Other		Consolidated

2004
Revenues	$11,424	$235	$204		$—	$11,863
Eliminations	(13)	(109)	(9)		—	(131)

Revenues	11,411	126	195		—	11,732

Cost of sales	(4,482)	—	(6)		—	(4,488)

Operating expenses	(890)	(568)	(431)		(738)	(2,627)
Eliminations	92	38	1		—	131

Operating expenses	(798)	(530)	(430)		(738)	(2,496)

Income (loss) from operations	6,052	(333)	(233)		(738)	4,748
Eliminations	79	(71)	(8)		—	—

Income (loss) from operations	$6,131	$(404)	$(241)		$(738)	$4,748

2003
Revenues	$6,788	$536	$162	$		$7,486
Eliminations	(13)	(152)	(9)		—	(174)

Revenues	6,775	384	153		—	7,312

Cost of sales	(2,865)	—	(6)		—	(2,871)

Operating expenses	(897)	(539)	(445)		(735)	(2,616)
Eliminations	143	26	2		3	174

Operating expenses	(754)	(513)	(443)		(732)	(2,442)

Income (loss) from operations	3,026	(3)	(289)		(735)	1,999

Eliminations	130	(126)	(7)		3	—

Income (loss) from operations	$3,156	$(129)	$(296)		$(732)	$1,999

There was one significant change to segment assets in the first quarter of 2004 with the acquisition of 3,300 acres of timberland, which resulted in an $8.5 million shift from Other to Fee Timber. 9

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains a number of projections and statements about our expected financial condition, operating results, and business plans and objectives. These statements reflect our management’s estimates based on our current goals, in light of management’s expectations about future developments. Statements about expectations and future performance are “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Because these statements describe our goals, objectives and anticipated performance, they are inherently uncertain, and some or all of these statements may not come to pass. Accordingly, you should not interpret these statements as promises that we will perform at a given level or that we will take any or all of the actions we currently expect to take. Our future actions, as well as our actual performance, will vary from our current expectations, and under various circumstances these variations may be material and adverse. Some of the factors that may cause our actual operating results and financial condition to fall short of our expectations are set forth in the part of this report entitled “Risks and Uncertainties” below and other factors discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2003. Other issues that may have an adverse and material impact on our business, operating results and financial condition include environmental and land use regulations that limit our ability to harvest timber and develop property and economic conditions that affect consumer demand for our products and the prices we receive for them, and those other risks and uncertainties discussed in our other filings with the Securities and Exchange Commission. The forward looking statements in this report are accurate as of the date of the report, and we cannot undertake to update these statements as our business operations and environment change.

          This discussion should be read in conjunction with the Partnership’s condensed consolidated financial statements and related notes included with this report.

EXECUTIVE OVERVIEW

          Pope Resources, A Delaware Limited Partnership (“we” or the “Partnership”), was organized in October 1985 as a result of a spin-off by Pope & Talbot, Inc. (“P&T”). Pope Resources is engaged in three primary businesses. The first, and by far most significant, segment in terms of owned assets and operations is the Fee Timber segment. Operations in this segment consist of growing timber to be harvested as logs for sale to export and domestic manufacturers. The second most significant business in terms of total assets owned is the development and sale of real estate. Real Estate activities primarily take the form of securing permits and entitlements for unimproved land and then realizing that land’s value by selling large parcels to buyers who will take the land further up the value chain, either to home buyers or commercial property operators or lessors. Since these land projects span multiple years, the Real Estate segment may incur losses for multiple years until a major project is sold, which then results in operating income. Our third business is providing timberland-related services to third parties. These services may take the form of large-scale timberland management, forestry consulting, or acquisition or disposition services.

          Management’s major opportunity and challenge is to profitably grow our revenue base. We have added almost 44,000 acres over the last three years to our timberland portfolio with the most recent addition of 3,300 acres coming in January 2004. Our real estate challenges center around how and when to “harvest” a parcel of land and capture the optimum value increment through sale. Regarding our third-

party timberland services, we are without a major client contract in early 2004 for the first time in six years and are diligently seeking to secure income opportunities for this segment. 11

RESULTS OF OPERATIONS

The following table reconciles and compares key revenue and cost elements that determined net income realized for each of the three-month periods ended March 31, 2004 to March 31, 2003, respectively. In addition to the table’s detailed numeric analysis, the explanatory text that follows the table describes many of these changes by business segment.

	QUARTER TO QUARTER COMPARISONS (Amounts in $000’s except per unit data) Q1 2004 vs. Q1 2003
	Total	Per Diluted Unit
Net income:
1st Quarter 2004	$3,998	$0.87
1st Quarter 2003	1,291	0.29

Variance	$2,707	$0.58

Detail of earnings variance:
Fee Timber:
Log price realizations (A)	$916	$0.20
Log volumes (B)	2,566	0.56
Timberland sale income	(43)	(0.01)
Depletion	(628)	(0.14)
Other Fee Timber	164	0.03
Timberland Management & Consulting:
Management fee changes	(53)	(0.01)
Other Timberland Mgmnt & Consulting	(222)	(0.05)
Real Estate	55	0.01
General & administrative costs	(6)	—
Interest expense	17	—
Other (taxes, minority int., interest inc.)	(59)	(0.01)

Total change in earnings	$2,707	$0.58

(A)	Price variance allocated based on changes in price using the lower period volume.
(B)	Volume variance allocated based on change in sales volume and the average log sales price for the prior period less variance in log production costs.

Fee Timber

          Fee Timber revenues are earned primarily from the harvest and sale of logs from the Partnership’s 115,000 acres of fee timberland located in western Washington and, to a lesser extent, from the sale of gravel and leases of cellular communication tower sites on our properties. Revenue from the sales of timberland tracts will also appear periodically in results for this segment. Our Fee Timber revenues are driven primarily by the volume of timber harvested, which we ordinarily express in terms of millions of board feet, or “MMBF”, and by the average prices realized on log sales, which we express in dollars per thousand board feet, or “MBF”.

          When discussing our Fee Timber operations current results are compared to both the last completed quarter and the comparable quarter from the prior year. Both of these comparisons are made to help the reader gain an understanding of the trends in market price and harvest volumes that affect Fee Timber results of operations. Revenues and operating income for the Fee Timber segment for the quarters ended March 31, 2004, December 31, 2003 and March 31, 2003 are as follows:

Quarter Ended:	Log Sales	Mineral, Cell Tower & Other	Total Fee Timber Revenues	Operating Income

March 31, 2004	$11.0 million	$0.4 million	$11.4 million	$6.1 million
December 31, 2003	3.3 million	0.5 million	3.8 million	1.2 million
March 31, 2003	6.5 million	0.3 million	6.8 million	3.2 million

Fluctuations in total Fee Timber revenues and operating income between Quarter 1 2004 and Quarter 4 2003 and Quarter 1 2004 and Quarter 1 2003 are as follows:

Quarterly changes	Total Fee Timber Revenues	Operating Income

Q-1 2004 and Q-4 2003	$7.6 million	$4.9 million

Q-1 2004 and Q-1 2003	4.6 million	2.9 million

          The increase in revenues and operating income for the current quarter from both prior periods is due to an increase in timber harvest and average log price realized. Log volume harvested for the quarter ended March 31, 2004 has increased 186% and 55% from the quarters ended December 31, 2003 and March 31, 2003, respectively. The increase in harvest volume is due to two factors. First, the January 2004 acquisition of 3,300 acres from Plum Creek Timber Company enabled us to increase our annual harvest. This acquisition contained a large component of merchantable timber that will result in an increase to our annual harvest in 2004 and 2005 to 58 MMBF per year (vs. 45 MMBF in 2003). Cash flow resulting from this incremental harvest from the acquired lands will serve to offset a large portion of the purchase price. Second, log prices have increased in the first part of 2004 from those realized over the last few years. As a result, management has accelerated a portion of the annual harvest into the first half of the year to take advantage of these strong prices. This pattern follows a similar trend during 2003, when management front-loaded our timber harvest into the first two fiscal quarters.

          The Partnership harvested the following log volumes from its fee timberlands for the quarter ended March 31, 2004, December 31, 2003, and March 31, 2003:

	31-March-04	Quarter Ended 31-Dec-03	31-March-03
Log sale volumes (MBF):
Export	5,624	654	1,430
Domestic	11,690	4,893	9,287
Pulp	2,633	1,267	1,679
Hardwoods	405	303	770

Total	20,352	7,117	13,166

13

          Through March 31, 2004 we have harvested 35% of our planned annual harvest (versus 29% for the comparable period in the prior year). The decision to front-load the annual harvest was based upon the relatively strong market for logs experienced in the first quarter of 2004. Weighted average log prices for the current quarter are 16% and 9% above the quarters ended December 31, 2003 and March 31, 2003, respectively. The Partnership realized the following log prices from its fee timberlands for the quarters ended March 31, 2004, December 31, 2003, and March 31, 2003:

Average price realizations (per MBF):	31-March-04	Quarter Ended 31-Dec-03	31-March-03
Export	$659	$595	$592
Domestic	554	502	524
Pulp	221	223	235
Hardwoods	558	630	531
Overall	540	467	495

          We sell our logs to domestic mills and to log brokers that resell our logs to Japanese customers and, when export conditions allow, to the Korean and Chinese log markets. Prices paid by these log brokers are dependent upon the export market for logs but are generally purchased for a premium to prices paid by domestic customers. In the current quarter, export prices have increased 11% from both the fourth and first quarters of 2003. The increase in prices paid for export log volume is due to both the weakening dollar and improvement in the Japanese economy. Both of these factors have resulted in an increase in demand for export log volume. The proportion of first quarter 2004 overall log volume sold to the export market has increased to 28% from 9% and 11% for the quarters ended December 31, and March 31, 2003, respectively. The cyclical improvement in the export market is a welcome change from the last few years but should be taken in context with the structural changes that management still believes have changed the export market for logs. Increased competition from logs supplied by lower cost regions and greater use of alternative building materials have diminished the price premium we have historically been able to obtain for logs sold to the export market. As such, we anticipate that export log prices will moderate over the next couple of quarters and we do not expect this same proportion of our harvest to go to export markets in the remaining quarters of this year.

          Domestic log prices for the quarter ended March 31, 2004 were 10% and 6% higher than the fourth and first quarters in 2003, respectively. This improvement in domestic log prices is attributed to the strong housing market in the U.S. combined with both an improvement in the export market for logs and a lumber mill strike in British Columbia. Improved prices in the export market impact the domestic market for logs by diverting log volume from the domestic market to the export market, thus decreasing domestic log supplies. The lumber mill strike in British Columbia decreased the amount of lumber exported from Canada to the U.S., thus boosting the pricing power of domestic mills, which resulted in an increase in domestic lumber prices. The presence of both these factors (stronger log export market and B.C. mill strike) in the first quarter of the year, when some log producers already have seasonal difficulty producing large quantities of logs due to weather conditions, provided an up-tick in prices on which we were able to capitalize.

          Pulp log volumes were 2.6 MMBF, 1.3 MMBF, and 1.7 MMBF for the quarters ended March 31, 2004, December 31, 2003, and March 31, 2003, respectively. The average price realized per MBF on pulp logs was $221, $223, and $235, for the quarters ended March 31, 2004, December 31, 2003 and March 31, 2003, respectively. Pulp prices have not changed significantly from the fourth quarter of 2003 and have dropped 6% from the first quarter of 2003. Pulp prices fluctuate due to local pulp inventories, which appear to have increased recently as a by-product of unusually active harvest activities for this time of the year. This elevated level of harvest activities in our operating area is in response to the aforementioned strong log prices.

Cost of Sales

Cost of sales for the Fee Timber segment consists of two components, harvest costs and depletion expense. Harvest costs represent the direct costs incurred to manufacture trees into logs and deliver those logs to their point of sale. Depletion expense represents the cost of acquiring or growing the timber harvested and is calculated using a depletion rate developed from an accumulation of the cost of the timber, divided by the estimated volume of merchantable timber available for harvest. The depletion rate is then applied to the volume harvested to calculate depletion expense. Fee Timber cost of sales for the quarters ended March 31, 2004, December 31, 2003, and March 31, 2003, respectively were:

Quarter Ended:	Harvest and Haul Costs	Depletion Expense	Total

March 31, 2004	$3.0 million	$1.5 million	$4.5 million
December 31, 2003	1.1 million	0.5 million	1.6 million
March 31, 2003	2.1 million	0.8 million	2.9 million

Quarter Ended:	Harvest and Haul Costs per MBF	Depletion Expense per MBF	Total

March 31, 2004	$148	$72	$220
December 31, 2003	164	64	228
March 31, 2003	154	64	218

          Harvest and haul costs, depletion expense, and total cost of sales have increased in the first quarter of 2004 relative to both the fourth and first quarters of 2003 due to the increase in harvest volume. Harvest costs vary based upon the physical site characteristics of acres harvested during the year. For example, sites that are not readily accessible, or are located on a steep hillside, are more expensive to harvest. Furthermore, haul costs vary based upon the distance between the harvest area and the mill customer’s location. For the quarter ended March 31, 2004, harvest costs have decreased relative to the fourth quarter of 2003 due to a higher proportion of total harvest from the Hood Canal tree farm. This tree farm is generally at lower elevations with gentler terrain than the Columbia tree farm, which results in a lower average cost of harvest. Average harvest costs are expected to increase for the remainder of the year as Columbia begins harvesting a larger proportion of the aggregate harvest. Harvest and haul costs per MBF in the current quarter are consistent with the first quarter of 2003.

          The rate applied to harvest volume to calculate depletion expense is calculated annually in January and does not normally change during the year. Depletion expense per MBF has increased in 2004 relative to 2003 due to the aforementioned January 2004 timberland acquisition.

Operating Expenses

          Fee Timber operating expenses for the quarter ended March 31, 2004, December 31, 2003, and March 31, 2003 were $798,000, $947,000, and $754,000, respectively. Operating expenses are down from the fourth quarter of 2003 due to the timing of silviculture and road maintenance projects. The increase in operating expenses for the current quarter compared to first quarter 2003 is due to road maintenance and silviculture costs. Road maintenance costs are expected to increase for the next few years due to new state regulations surrounding road maintenance and abandonment.

Timberland Management & Consulting

          Revenues and operating loss for the Timberland Management & Consulting segment for the quarters ended March 31, 2004 and 2003 were as follows:

Quarter Ended:	Revenues	Operating Loss

March 31, 2004	$0.1 million	$0.4 million
March 31, 2003	0.4 million	0.1 million

          Revenues for the quarter ended March 31, 2004 was $258,000 lower than the comparable period in 2003. Operating loss for the current quarter was $275,000 higher than the comparable period in 2003. The decrease in revenues and operating results is due to the lack of a major timberland management client for the first time since 1998. In the fourth quarter of 2003 we completed a four-year property disposition assignment for a timberland management client. Management is currently working on the launch of a private equity timber fund as well as pursuing other large-scale timberland management opportunities to replace this lost revenue.

Operating Expenses

          Timberland Management & Consulting operating expenses for the quarters ended March 31, 2004 and 2003 were $530,000 and $513,000, respectively. Operating expenses in the first quarter of 2004 include $70,000 of bad debt expense due to the write-down of a receivable from a former customer of our closed timberland consulting operation in British Columbia. The receivable is from a large forest products company in British Columbia that is currently working its way through bankruptcy. We have $20,000 of the receivable remaining on our balance sheet following the write-down, which represents our current estimate of the realizable value from this receivable.

Real Estate

          The Partnership’s Real Estate segment consists primarily of residential and commercial property rents and of revenue from the sale of land to developers or investors. The Partnership’s real estate holdings are located in Pierce, Kitsap, and Jefferson Counties in Washington State.

          Revenues and operating loss for the Real Estate segment for the quarters ended March 31, 2004 and 2003 are as follows:

Quarter Ended:	Revenues	Operating loss

March 31, 2004	$0.2 million	$0.2 million
March 31, 2003	0.2 million	0.3 million

          Current period revenues primarily represent rent earned on residential and commercial leases at Port Gamble. The operating loss includes costs incurred while management pursues zoning and development entitlements to maximize value from the Partnership’s 2,600-acre portfolio of land investments. The current status of these pursuits is described below.

          At our development property in Gig Harbor, Washington we are working on plans and permits for a water tank and access improvements to the commercial portion of the property. Our first closing on this property is expected in early 2005 to Costco Wholesale Corporation for up to 20 acres of the 320-acre site.

          Management is also working to sell 205 acres of the 248-acre Hansville property. This portion of the Hansville property has preliminary plat approval for 89 residential lots. A closing on this property is targeted for later in 2004. Separately, we are working on the preliminary approvals for a large residential lot plat that we expect to begin marketing later in 2004. Lastly, we are working with Kitsap County on the sale of between 400 and 430 acres near Kingston, Washington for a regional park and recreational area.

Cost of Sales

          Real Estate cost of sales for both of the three-month periods ended March 31, 2004 and 2003, respectively, were $6,000. Cost of sales in the Real Estate segment for the remainder of 2004 is expected to consist of costs associated with the aforementioned land sales.

Operating Expenses

          Real Estate operating expenses were consistent for the three-month periods ended March 31, 2004 and 2003 at $430,000 and $443,000, respectively. While overall operating expenses in our Real Estate segment were stable, there were offsetting increases and decreases pertaining to specific properties. Expenses associated with our property at Gig Harbor declined as costs for that project are now being capitalized. This decrease in expenses was offset by an increase in repair and maintenance costs at the Port Gamble townsite that will in turn enable us to increase rental and event revenue earned from that location.

Environmental Remediation

          The Partnership has accrued liabilities for environmental cleanup of $283,000 and $292,000 as of March 31, 2004 and December 31, 2003, respectively. The environmental liability at March 31, 2004 includes $100,000 that the Partnership expects to expend in the next 12 months and $183,000 thereafter. The accrual represents estimated environmental remediation costs in and around the townsite of Port Gamble, Washington. Port Gamble is a historic town that was owned by Pope & Talbot (P&T) until 1985 when the townsite and other assets were spun off into the Partnership. The townsite included a lumber mill that operated until 1995 and was dismantled by the end of 1996. P&T continued to lease the millsite until January 2002, when a settlement agreement was signed between the Partnership and P&T that divided the responsibility for paying for environmental remediation costs in Port Gamble.

          Activity in the Environmental Remediation liability is detailed as follows:

	Balances at the Beginning of the Period	Additions to Accrual	Expenditures for Remediation	Balances at the End of the Period

Year Ended December 31, 2000	$120,000	$1,956,000	$206,000	$1,870,000
Year Ended December 31, 2001	1,870,000	—	461,000	1,409,000
Year Ended December 31, 2002	1,409,000	730,000	1,510,000	629,000
Year Ended December 31, 2003	629,000	—	337,000	292,000
Quarter ended March 31, 2004	292,000	—	9,000	283,000

General and Administrative (G&A)

          General and administrative expenses were consistent for the quarter ended March 31, 2004 and 2003 at $738,000 and $732,000, respectively. We expect to end 2004 with total G&A expenses consistent with the prior year of $2.8 million.

Interest Income and Expense

          Interest income for the three-month period ended March 31, 2004 declined to $24,000 from $77,000 for the period ended March 31, 2003. The decline in interest income is due to the reduction in the principal balance of the note receivable from Port Ludlow Associates, which carried an annual interest rate of 10%. This note was paid off in March of 2004. Therefore, we expect interest income to decline further during the balance of the year. Interest expense for the three-month periods ended March 31, 2004 and 2003 was $774,000 and $791,000, respectively. Our debt consists primarily of mortgage debt with a fixed interest rate. The decrease in interest expense is the result of our annual principal payments made at the end of the first quarter on that debt.

Income Tax

          Pope Resources is a limited partnership and is therefore not subject to corporate income tax. Taxable income/loss is reported to unitholders each year on a Form K-1 for inclusion in each unitholder’s tax return. Pope Resources does have subsidiaries that are corporations and are subject to income tax.

          For the quarter ended March 31, 2004 the Partnership recorded no tax expense or benefit as compared to a $6,000 tax benefit for the comparable period in the prior year.

Supplemental Segment Information

          The following table provides comparative operating information for the Partnership’s segments:

	SEGMENT INFORMATION (all amounts in $000’s) Three months ended
	31-Mar-04	31-Mar-03	31-Dec-03
Revenues:
Fee Timber	$11,411	$6,775	$3,809
Timberland Management & Consulting (TM&C)	126	384	1,350
Real Estate	195	153	520

Total	11,732	7,312	5,679
EBITDDA:
Fee Timber	7,633	4,030	1,717
TM&C	(382)	(109)	736
Real Estate	(218)	(277)	(195)
General & administrative	(646)	(635)	(691)

Total	6,387	3,009	1,567
Depreciation, depletion and amortization:
Fee Timber	1,502	874	481
TM&C	22	20	19
Real Estate	23	19	23
General & administrative	92	97	94

Total	1,639	1,010	617
Operating income (loss):
Fee Timber	6,131	3,156	1,236
TM&C	(404)	(129)	717
Real Estate	(241)	(296)	(218)
General & administrative	(738)	(732)	(738)

Total	$4,748	$1,999	$997

*	EBITDDA= Earnings before interest, income tax, depletion, depreciation, and amortization. The Company considers earnings (net income or loss) before interest expense, income taxes, depreciation, depletion and amortization (EBITDDA) to be a relevant and meaningful indicator of liquidity and earnings performance commonly used by investors, financial analysts and others in evaluating companies in its industry and, as such, has provided this information in addition to the generally accepted accounting principle-based presentation of net income or loss.

Analysis of Operating Income

The following table sets forth expenses as a percentage of revenues for the quarter ended March 31, 2004 and 2003:

	Quarter ended March 31,

	2004	2003

Revenues	100%	100%
Cost of sales	38	40
Operating expenses	15	23
General and administrative expenses	6	10

Operating income	41%	27%

19

          Cost of sales includes the cost of purchasing and producing tangible goods for sale. In addition to depletion associated with timber production levels, cost of sales for the Partnership will fluctuate due to the mix of revenue between the sale of tangible goods and revenue generated from providing services. Cost of sales as a percentage of revenues decreased 2% to 38% for the quarter ended March 31, 2004 from 40% in the comparable period in 2003. The decrease in cost of sales as a percentage of revenues results from an improvement in gross margin realized in the fee timber segment of 3% to 61% in the first quarter of 2004 from 58% in the comparable period in prior year. The improvement in gross margin is a function of the increase in weighted average price realized and a decrease in harvest and haul expenses on a per MBF basis. The improvement in gross margin was offset partially by the increase in Fee Timber revenue as a percentage of total revenue. Fee Timber represented 97% of total revenues in the first quarter of 2004, while in the first quarter of 2003, Fee Timber revenue represented 93% of total revenues. Since cost of sales represents a large portion of the total costs generated by the Fee Timber segment, an increase in the proportion of revenues generated by the Fee Timber business generally leads to an increase in cost of sales as a percentage of revenues. In the case of the current quarter the increase in gross margin earned by Fee Timber was enough to outweigh the increase in Fee Timber as percentage of total revenues.

          Operating expenses consist of salary and other costs directly attributable to revenue-generating activity. As a percentage of revenues, operating expenses have decreased 8% to 15% for the quarter ended March 31, 2004 from 23% for the comparable period in 2003. The decrease in operating expenses as a percentage of revenues is due to the decrease in the Partnership operations attributable to timberland management and consulting activities. The revenues earned from these activities do not generate cost of sale type expenses but do require a relatively high level of operating expenses for the personnel required to perform the services. When these activities decrease as a percentage of total operations, operating expenses decrease as a percentage of revenues

          G&A expenses decreased 4% to 6% for the quarter ended March 31, 2004 from 10% for the comparable period in 2003. General and administrative expenses on a raw dollar basis remained consistent between the two periods while revenues increased 60%.

Liquidity and Capital Resources

          We ordinarily finance our operations using funds from operations and, where appropriate in management’s assessment, bank lines of credit. Funds generated from operations and externally through financing are expected to provide the required resources for the Partnership’s capital expenditures. The Partnership’s debt-to-total capitalization ratio was 42% at March 31, 2004. Management considers its capital resources to be adequate for its current plans and does not anticipate any significant changes in its debt-to-total capitalization ratio over the next 12 months. We do not currently have a line of credit since we believe our current cash position together with forecasted cash flows over the next few months are adequate to cover immediate and known financing needs.

          We are currently working on locating investors for ORM Timber Fund I, LP. Pope Resources has agreed to invest 10% of the fund’s invested capital, which is expected to be around $50 million. Once the fund is fully subscribed and suitable timber properties are identified and brought under contract for purchase by the fund, we will invest the 10% of equity capital that is expected to total approximately $5 million.

          Management’s current plan is to harvest approximately 38 million board feet more of timber over the remaining nine months of 2004 for a total fiscal 2004 harvest of 58 million board feet. Since harvest plans are based on demand and pricing, actual harvesting may vary subject to management’s ongoing review.

          In the first quarter of 2004, cash generated by operations totaled $4.2 million and overall cash and cash equivalents decreased $7.0 million. Cash used in investing activities totaled $9.3 million, which was composed of $8.5 million for a timberland acquisition, $312,000 for reforestation and road building, $285,000 of capitalizable costs on the development property at Gig Harbor, and $216,000 of other miscellaneous capital additions. Cash used in financing activities totaled $1.9 million consisting of $1.5 million of debt payments, $316,000 of distributions to unitholders, a minority interest payment of $60,000, netted against $19,000 cash received from the exercise of employee unit options.

          In the first quarter of 2003, cash generated by operating activities totaled $1.9 million and overall cash and cash equivalents decreased $425,000 from December 31, 2002. Cash used in investing activities for the quarter ended March 31, 2003 totaled $413,000 and consisted of reforestation expenditures and capital improvements to buildings at the Port Gamble townsite. Cash used in financing activities included a mortgage principal payment of $1.6 million, a unitholder distribution of $226,000 and a minority interest payment of $161,000. The minority interest payment is that payment made to Pope MGP for its portion of the income earned from the Investor Portfolio Management Business.

Seasonality

          Fee Timber. The Partnership owns 115,000 acres of timberland in Washington State. Our timber acreage is concentrated in two non-contiguous tree farms: the 71,000 acre Hood Canal tree farm located in Kitsap, Jefferson, Mason Counties on the eastern side of Washington’s Olympic Peninsula, and the 42,000 acre Columbia tree farm located in Cowlitz, Clark, Lewis, Skamania, and Pierce counties on the western side of Washington’s Cascade mountain range.

          The Hood Canal tree farm is concentrated at low elevations, which permits us to harvest trees year-round. Generally, we concentrate our harvests from this tree farm in the winter and spring when supply, and thus competition, is typically lower and, accordingly, when we can expect to receive higher prices. With the acquisition of the Columbia tree farm in 2001 management expected a decrease in the seasonality of Fee Timber operations as the Columbia tree farm is at higher elevations where harvest activities are only possible in the summer months. In practice, over the last two years our harvest has tended to be more front loaded as log prices have been relatively strong in the first half of the year leading management to front load the harvest plan. In future quarters, management expects quarterly harvest volume to be affected by both local market conditions for logs and weather conditions.

          Timberland Management & Consulting. Timberland Management & Consulting operations are not significantly seasonal.

          Real Estate. While Real Estate results are not expected to be seasonal, the nature of the activities in this segment will likely result in large non-recurring transactions that may have large positive or negative impacts on revenues and operating income of the Partnership. Moreover, we expect to continue to see some seasonal fluctuations in this segment because of the effects of weather on Pacific Northwest development generally.

Risks and Uncertainties

          Our business is subject to a number of risks and uncertainties, any one or more of which could impact our operating results and financial condition materially and adversely. Some of these risks are discussed in greater detail below, arranged according to business segment. In addition, we face a number of risks that affect our business generally. The Partnership competes against much larger companies in each of its business segments. These larger competitors may have access to larger amounts of capital and significantly greater economies of scale. Land ownership carries with it the risk of incurring liabilities due to accidents that take place on the land and previously undiscovered environmental contamination. The Partnership endeavors to maintain adequate accruals to reflect the cost of remediating known environmental contamination and other liabilities resulting from land ownership, however these estimates may prove to be inadequate as additional information is discovered. A more thorough discussion of the risks and uncertainties that may affect our business is contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and in our various other filings with the Securities and Exchange Commission. You should review these risks in deciding whether to invest in Partnership units, and you should recognize that those factors are not an exhaustive list of risks that could cause us to deviate from management’s expectations. Readers also are cautioned that, in reviewing these risk factors, the factors contained in this report and in our other SEC filings are effective as of the date the filing was made, and we cannot undertake to update those disclosures.

Fee Timber

          Fee Timber revenues are generated primarily through the sale of softwood logs to both domestic mills and third-party intermediaries that resell to the export market. The markets for these products are significantly affected by fluctuations in U.S. and Japanese economies, as well as by the foreign currency exchange rate between the Japanese yen and the U.S. dollar. Despite the strong prices experienced in the current quarter, over the last few years the Partnership has seen the price of logs erode in the Japanese market as competing logs and lumber from regions outside of the U.S. and engineered wood products have gradually gained market acceptance.

          The domestic market for logs in the Puget Sound region has been impacted by imported lumber from Canada and decreased demand for lumber as engineered wood products have gained market acceptance in the U.S. These factors have had the effect of concentrating mill ownership with larger mill operators and decreasing the number of mills operating in the Puget Sound region. If this trend continues, decreases in local demand for logs may decrease our profitability.

          Our ability to grow and harvest timber can be significantly impacted by legislation, regulations or court rulings that restrict or stop forest practices. Restrictions on logging, planting, road building, fertilizing, managing competing vegetation and other activities can significantly increase the cost or reduce available inventory thereby reducing income.

Timberland Management & Consulting

          The Timberland Management & Consulting segment is currently operating without a major timberland management client for the first time since 1998. Management is working to expand our customer base through market outreach efforts.

          Representative of those efforts is our renewed focus on the Investor Portfolio Management Business (“IPMB”), which is a component of our Timberland Management & Consulting segment. However, unlike many other components of our business, which relate solely or primarily to real estate and timber operations, this line of business carries risks relating to the offer and sale of securities, and to the management of investment operations, including potential liability to investors if we are determined to have made material misstatements or omissions to those investors, potential accusations that we have breached fiduciary duties to other limited partners, and similar types of investor action. Moreover, litigation of shareholder-related matters can be expensive and time consuming, and if brought, would likely distract management from their focus on ordinary operating activities.

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

Capital Expenditures and Commitments

          Total capital expenditures in 2004 (excluding the $8.5 million January 2004 timberland acquisition) are currently expected to be approximately $4.4 million, of which $813,000 has been expended through March 31, 2004. The $4.4 million expected year-end amount of capital expenditures includes $1.8 million of expenditures related to the Real Estate project at Gig Harbor. The actual pace of these expected expenditures will depend on how quickly we are able get approval from the City of Gig Harbor on our planned infrastructure improvements at the site. The Partnership expects that the funds for these expenditures will be generated internally through operations and externally through financing.

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

Litigation

          The Partnership may from time to time be a defendant in lawsuits arising in the ordinary course of business. As of March 31, 2004 and as of the date of this report, there was no litigation pending or, to management’s knowledge, threatened that, if determined adversely to the Partnership, would have a material adverse effect on the Partnership’s business, operating results or financial condition.

ACCOUNTING MATTERS

Critical Accounting Policies and Estimates

          Management believes its most critical accounting policies and estimates include those related to management’s calculation of timber depletion and liabilities related to matters such as environmental remediation, and potential asset impairments. In relation to liabilities, potential impairments and other estimated charges, it is management’s policy to conduct ongoing reviews of significant accounting policies and assumptions used in the preparation of the financial results of the Partnership. The assumptions used are tested against available and relevant information and reviewed with subject-matter experts for consistency and reliability. During the preparation of financial results, tests are conducted to ascertain that the net book carrying values of assets are not in excess of fair values. These tests use current market information, if available, or other generally accepted valuation methods, such as future cash flows. When the use of estimates is necessary, an exact answer is unlikely, and therefore, the reporting within a range of likely outcomes is used in the preparation of the financial statements. Tests are also applied in order to be reasonably assured that liabilities are properly reflected on the records of the Partnership and that the notes to the financial statements are prepared in a fashion that informs readers of possible outcomes and risks associated with the conduct of business.

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

          The standing inventory system is subject to two processes each year to monitor accuracy. The first is the annual cruise process and the second is a comparison of (a) volume actually extracted by harvest to (b) inventory in the standing inventory system at the time of the harvest. A “cruise” represents a physical measurement of timber on a specific set of acres. The cruise process is completed when the physical measurement totals are compared to the inventory in the standing inventory system. Only productive acres with timber that is at least 20 years old are selected to cruise. The Partnership cruised 20% of its productive acres with 20 year old or greater timber in both 2002 and 2003 and plans to continue to cruise 20% for at least the next few years. Specific acres are first selected for cruising with a bias towards those acres that have gone the longest without a cruise and, second, with a bias towards those acres that have been growing the longest. As the cruise is being performed, only those trees with a breast height diameter (approximately 4.5 feet from the ground) of at least 6 inches are measured for inclusion in the inventory.

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

Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
MARKET RISK

Interest Rate Risk

          As of March 31, 2004, the Partnership had $36.2 million of fixed rate debt outstanding with a fair value of approximately $40.2 million based on the current interest rates for similar financial instruments. A change in the interest rate on fixed rate debt will affect the fair value of the debt, whereas a change in the interest rate on variable rate debt will affect interest expense and cash flows. A hypothetical 1% change in prevailing interest rates would change the fair value of the Partnership’s fixed-rate long-term debt obligations by $1.7 million.

Item 4

CONTROLS AND PROCEDURES

          The Partnership’s management maintains an adequate system of internal controls to promote the timely identification and reporting of material, relevant information. Those controls include (1) requiring executive management and all managers in accounting roles to sign and adhere to a Code of Conduct and (2) implementation of a confidential hotline for employees to contact the Audit Committee directly with financial reporting concerns. Additionally the Partnership’s senior management team meets regularly to discuss significant transactions and events affecting the Partnership’s operations. The Partnership’s President & CEO and V.P. & CFO lead these meetings and consider whether topics discussed represent information that should be disclosed under generally accepted accounting principles and the rules of the SEC. The Board of Directors of the Partnership’s general partner includes an Audit Committee. The Audit Committee reviews the earnings release and all reports on Form 10-Q and 10-K prior to their filing. The Audit Committee is responsible for hiring the Partnership’s external auditors and meets with those auditors at least four times each year.

          The Partnership’s President & CEO and V.P. & CFO are responsible for establishing and maintaining disclosure controls and procedures. They have designed such controls to ensure that others make all material information known to them within the organization. Management regularly evaluates ways to improve internal controls.

          As of the end of the period covered by the quarterly report on Form 10-Q our executive officers completed an evaluation of the disclosure controls and procedures and have determined them to be functioning properly and effectively. They did not discover any significant deficiencies or material weaknesses within the controls and procedures that required modification. There were no significant changes in the Partnership’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

Item 2: Changes in Securities and Use of Proceeds

          (a) – (e) None

Item 3: Defaults upon Senior Securities

          None

Item 4: Submission of Matters to a Vote of Security Holders

          None

Item 5: Other Information

(a)	None

26

(b)	There have been no material changes in the procedures for shareholders of the Partnership’s general partner to nominate directors to the board.

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits.

10.73	Change in Control Agreement-David L. Nunes, President and CEO

10.74	Change in Control Agreement-Thomas M. Ringo, V.P. and CFO

10.75	Change in Control Agreement-John T. Shea, Director Business Development

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished with this report in accordance with SEC Rel. No. 33-8238.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished with this report in accordance with SEC Rel. No. 33-8238.

(b)	Forms 8-K.

On April 21, 2004, the Partnership filed a report on form 8-K reporting earnings for the quarter ended March 31, 2004.

On February 2, 2004, the Partnership files a report on Form 8-K reporting earnings for the quarter and year ended December 31, 2003.

27

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2004.

POPE RESOURCES, A Delaware Limited Partnership

By:	POPE MGP, Inc. Managing General Partner

By: /s/ David L. Nunes David L. Nunes President and Chief Executive Officer (Principal Executive Officer)

By: /s/ Thomas M. Ringo Thomas M. Ringo Vice President and CFO (Principal Accounting and Financial Officer)

28