Form 10-Q
period 2004-06-30
POPE RESOURCES LTD PARTNERSHIP
filed 2004-08-04
CIK 784011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

|X|	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

|_|	TRANSACTION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-9035

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)

Delaware	91-1313292
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

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

Yes  |_|     No  |X|

Partnership units outstanding at June 30, 2004: 4,521,995

Pope Resources
Index to Form 10-Q Filing
For the Quarter and Six Month Period Ended June 30, 2004

PART I – FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (Unaudited)

Pope Resources
June 30, 2004 and December 31, 2003

(Thousands)

	2004	2003

Assets
Current assets:
Cash and cash equivalents	$8,865	$10,361
Accounts receivable	1,922	865
Land held for sale	110	135
Current portion of contracts receivable	16	872
Prepaid expenses and other	72	545

Total current assets	10,985	12,778

Properties and equipment at cost:
Land and land improvements	22,527	20,800
Roads and timber (net of accumulated depletion of $24,079 and $21,335)	53,801	48,203
Buildings and equipment (net of accumulated depreciation of $5,768 and $5,537)	3,106	3,107

	79,434	72,110

Other assets:
Contracts receivable, net of current portion	129	196
Deferred tax asset and other	1,208	1,224

	1,337	1,420

	$91,756	$86,308

Liabilities and Partners’ Capital
Current liabilities:
Accounts payable	$615	$536
Accrued liabilities	894	1,325
Environmental remediation	454	100
Current portion of long-term debt	1,631	1,631
Minority interest	30	89
Other current liabilities	303	135

Total current liabilities	3,927	3,816

Long-term debt, net of current portion	34,198	36,114
Other long term liabilities	184	342

Partners’ capital	53,447	46,036

	$91,756	$86,308

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Pope Resources
For the Three Months and Six Months Ended June 30, 2004 and 2003

(Thousands, except per unit data)	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenues	$11,888	$7,480	$23,620	$14,792
Cost of sales	(4,128)	(3,128)	(8,616)	(5,999)
Operating expenses	(1,974)	(1,630)	(3,732)	(3,340)
Environmental Remediation	(295)	—	(295)	—
General and administrative expenses	(718)	(723)	(1,456)	(1,455)

Income from operations	4,773	1,999	9,521	3,998

Other income (expense):
Interest expense	(801)	(769)	(1,575)	(1,560)
Interest income	25	75	49	152

	(776)	(694)	(1,526)	(1,408)

Income before income taxes	3,997	1,305	7,995	2,590

Income tax provision	—	(9)	—	(3)

Net income	$3,997	$1,296	$7,995	$2,587

Allocable to general partners	$53	$17	$106	$34
Allocable to limited partners	3,944	1,279	7,889	2,553

	$3,997	$1,296	$7,995	$2,587

Earnings per unit:
Basic	$0.88	$0.29	$1.77	$0.57

Diluted	$0.87	$0.29	$1.75	$0.57

Weighted average units outstanding:
Basic	4,520	4,518	4,520	4,518

Diluted	4,594	4,519	4,579	4,519

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Pope Resources
Six Months Ended June 30, 2004 and 2003

(Thousands)	2004	2003

Cash flows provided by operating activities
Net income	$7,995	$2,587
Add back non-cash charges:
Deferred profit	75	29
Depletion	2,765	1,654
Depreciation and amortization	342	329
Cost of land sold	5	—
Change in working capital accounts:
Accounts receivable	(1,057)	39
Contracts receivable	924	791
Land held for sale	25	175
Other current assets	473	29
Accounts payable	79	(281)
Accrued liabilities	(431)	(741)
Deposits	93	15
Environmental remediation	196	(236)
Restructuring	—	(459)
Other	13	(24)

Net cash flows provided by operating activities	11,497	3,907

Cash flows from investing activities:
Timberland acquisition	(8,518)	—
Capital expenditures	(1,916)	(716)
Proceeds from sale of building	—	10

Net cash used in investing activities	(10,434)	(706)

Cash flows from financing activities:
Option exercise	49	—
Minority interest distribution	(59)	(161)
Repayment of long-term debt	(1,916)	(1,613)
Unitholder distribution	(633)	(452)

Net cash used in financing activities	(2,559)	(2,226)

Net increase (decrease) in cash and cash equivalents	(1,496)	975
Cash and cash equivalents at beginning of year	10,361	6,627

Cash and cash equivalents at end of the six-month period	$8,865	$7,602

See accompanying notes to condensed consolidated financial statements.

POPE RESOURCES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2004

1.

The condensed consolidated financial statements as of June 30, 2004 and December 31, 2003 and for the three-months (quarter), and six months ended June 30, 2004 and 2003 have been prepared by Pope Resources, A Delaware Limited Partnership (“the Partnership”) pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). The financial information for the quarters and six months ended June 30, 2004 and 2003 is unaudited, but, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2003, is derived from the Partnership’s audited consolidated financial statements and notes thereto for the year ended December 31, 2003, and should be read in conjunction with such financial statements. The results of operations for the quarter and six months ended June 30, 2004 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2004.

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

	Quarter Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Weighted average units outstanding (in thousands):
Basic	4,520	4,518	4,520	4,518
Dilutive effect of unit options	74	1	59	1

Diluted	4,594	4,519	4,579	4,519

Options to purchase 392,000 units at prices ranging from $9.30 to $27.88 per unit were outstanding as of June 30, 2004.  For the computation of dilutive effect of unit options for the quarter ended June 30, 2004, options to purchase 165,000 units at prices ranging from $19.00 to $27.88 were not included in the calculation because the option exercise prices were greater than the average market prices of units during the period.  For the computation of dilutive effect of unit options for the six-month period ended June 30, 2004, options to purchase 191,000 units at prices ranging from $17.51 to $27.88 were not included in the calculation because the option exercise prices were greater than the average market price during the period.

Options to purchase 349,000 units at prices ranging from $9.30 to $27.88 were outstanding as of June 30, 2003.  For the computation of dilutive effect of unit options for the quarter ended June 30, 2003, options to purchase 348,000 units at prices ranging from $11.00 to $27.88 per unit were not included in the calculation because the option exercise prices were greater than the weighted average market price for the period. For the computation of dilutive effect of unit options for the six-month period ended June 30, 2003, options to purchase 348,000 units at prices ranging from $10.40 to $27.88 were not included in the calculation of diluted earnings per unit because the option exercise prices were greater than the average market price during the period.

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

	Quarter ended June 30,		Six months ended June 30,
(In thousands except per unit amounts)	2004	2003	2004	2003

Net income as reported	$3,997	$1,296	$7,995	$2,587

Compensation expense recognized	—	—	—	—

Subtract proforma compensation expense under SFAS 123	(50)	(72)	(100)	(135)

Proforma net income under SFAS 123	$3,947	$1,224	$7,895	$2,452

As reported:
Basic	$0.88	$0.29	$1.77	$0.57

Diluted	$0.87	$0.29	$1.75	$0.57

Proforma net income per unit:
Basic	$0.87	$0.27	$1.75	$0.54

Diluted	$0.86	$0.27	$1.72	$0.54

The fair value of options was calculated using the Black-Scholes option-pricing model, with the following assumptions:

	2004	2003

Expected life	5 years	5 years
Risk free interest rate	3.97%	3.70%
Dividend yield	2%	2%
Volatility	57%	44%

5.

Supplemental disclosure of cash flow information: Interest paid amounted to approximately $804,000 and $776,000 for the quarters ended June 30, 2004 and 2003, respectively. For the six months ended June 30, 2004 and 2003, interest paid amounted to $1,569,000 and $1,583,000, respectively.

6.	Revenue and operating income by segment for the quarter and six months ended June 30, 2004 and 2003, respectively, are as follows:

Three Months Ended June 30 (Thousands)	Fee Timber	Timberland Management & Consulting	Real Estate	Other	Consolidated

2004
Revenue	$9,386	$496	$2,132	$—	$12,014
Eliminations	(17)	(100)	(9)	—	(126)

Revenue	9,369	396	2,123	—	11,888

Cost of sales	(4,066)	—	(62)	—	(4,128)

Operating expenses	(1,029)	(520)	(846)	(718)	(3,113)
Eliminations	98	25	3	—	126

Operating expenses	(931)	(495)	(843)	(718)	(2,987)

Income (loss) from operations	4,291	(24)	1,224	(718)	4,773
Eliminations	81	(75)	(6)	—	—

Income (loss) from operations	$4,372	$(99)	$1,218	$(718)	$4,773

2003
Revenue	$6,366	$395	$852	$—	$7,613
Eliminations	(28)	(96)	(9)	—	(133)

Revenue	6,338	299	843	—	7,480

Cost of sales	(2,911)	—	(217)	—	(3,128)

Operating expenses	(853)	(509)	(399)	(725)	(2,486)
Eliminations	112	16	3	2	133

Operating expenses	(741)	(493)	(396)	(723)	(2,353)

Income (loss) from operations	2,602	(114)	236	(725)	1,999
Eliminations	84	(80)	(6)	2	—

Income (loss) from operations	$2,686	$(194)	$230	$(723)	$1,999

Six Months Ended June 30 (Thousands)	Fee Timber	Timberland Management & Consulting	Real Estate	Other	Consolidated

2004
Revenue	$20,810	$731	$2,336	$—	$23,877
Eliminations	(30)	(209)	(18)	—	(257)

Revenue	20,780	522	2,318	—	23,620

Cost of sales	(8,548)	—	(68)	—	(8,616)

Operating expenses	(1,919)	(1,088)	(1,277)	(1,456)	(5,740)
Eliminations	190	63	4		257

Operating expenses	(1,729)	(1,025)	(1,273)	(1.456)	(5,483)

Income (loss) from operations	10,343	(357)	991	(1,456)	9,521
Eliminations	160	(146)	(14)	—	—

Income (loss) from operations	$10,503	$(503)	$977	$(1,456)	$9,521

2003
Revenue	$13,154	$931	$1,014	$—	$15,099
Eliminations	(41)	(248)	(18)	—	(307)

Revenue	13,113	683	996	—	14,792

Cost of sales	(5,776)	—	(223)	—	(5,999)

Operating expenses	(1,750)	(1,048)	(844)	(1,460)	(5,102)
Eliminations	255	42	5	5	307

Operating expenses	(1,495)	(1,006)	(839)	(1,455)	(4,795)

Income (loss) from operations	5,628	(117)	(53)	(1,460)	3,998
Eliminations	214	(206)	(13)	5	—

Income (loss) from operations	$5,842	$(323)	$(66)	$(1,455)	$3,998

There was one significant change to segment assets in the first two quarters of 2004 with the acquisition of 3,300 acres of timberland.  This acquisition resulted in an $8.5 million shift of cash from Other to timber in the Fee Timber segment.

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

EXECUTIVE OVERVIEW

             Pope Resources, A Delaware Limited Partnership (“we” or the “Partnership”), was organized in October 1985 as a result of a spin-off by Pope & Talbot, Inc. (“P&T”).  Pope Resources is engaged in three primary businesses. The first, and by far most significant, segment in terms of owned assets and operations is the Fee Timber segment.  Operations in this segment consist of growing timber to be harvested as logs for sale to export and domestic manufacturers. The second most significant business in terms of total assets owned is the development and sale of real estate. Real Estate activities primarily take the form of securing permits and entitlements for unimproved land and then realizing that land’s value by selling large parcels to buyers who will take the land further up the value chain, either to home buyers or commercial property operators or lessors.  Since these land projects span multiple years, the Real Estate segment may incur losses for multiple years until a major project is sold, which then results in operating income.  Our third business is providing timberland-related services to third parties. These services may take the form of large-scale timberland management, forestry consulting, or acquisition and disposition services.

             Management’s major opportunity and challenge is to profitably grow our revenue base. We have added almost 44,000 acres over the last three years to our owned timberland portfolio with the most recent addition of 3,300 acres coming in January 2004. Our real estate challenges center around how and when to “harvest” a parcel of land and capture the optimum value increment through sale. Regarding our third-party timberland services, we are currently without a major client contract for the first time since 1997 and are diligently seeking to secure revenue-producing opportunities for this segment.

RESULTS OF OPERATIONS

The following table reconciles and compares key revenue and cost elements that determined net income realized for each of the three-month periods ended June 30, 2004 to June 30, 2003, respectively.  In addition to the table’s detailed numeric analysis, the explanatory text that follows the table describes many of these changes by business segment.

QUARTER TO QUARTER COMPARISONS
(Amounts in $000’s except per unit data)

	Q2 2004 vs. Q2 2003

	Total	Per Unit

Net income:
2nd Quarter 2004	$3,997	$0.88
2nd Quarter 2003	1,296	0.29

Variance	2,701	0.59

Detail of earnings variance:
Fee Timber
Log price realizations (A)	614	0.14
Log volumes (B)	1,674	0.37
Depletion	(483)	(0.11)
Other Fee Timber	(119)	(0.03)
Timberland Management & Consulting
Management/consulting fees	223	0.05
Other Timberland Mgmnt & Consulting	(128)	(0.03)
Real Estate
Environmental remediation reserve	(295)	(0.07)
Operating results from sold RE op’s	41	0.01
Land sales	1,257	0.28
Other Real Estate	(15)	—
General & administrative costs	5	—
Interest expense	(32)	(0.01)
Other (taxes, minority int., interest inc.)	(41)	(0.01)

Total change in earnings	$2,701	$0.59

(A)	Price variance calculated by extending the change in average realized price current period volume

(B)	Volume variance calculated by extending change in sales volume by the average log sale price for the comparison period, less variance in log production costs.

Fee Timber

             Fee Timber revenue is earned primarily from the harvest and sale of logs from the Partnership’s 115,000 acres of fee timberland located in western Washington and, to a lesser extent, from the sale of gravel and leases of cellular communication tower sites on our properties. Revenue from the sale of timberland tracts will also appear periodically in results for this segment. Our Fee Timber revenue is driven primarily by the volume of timber harvested, which we ordinarily express in terms of millions of board feet, or “MMBF”, and by the average prices realized on log sales, which we express in dollars per thousand board feet, or “MBF”.

             When discussing our Fee Timber operations current results are compared to both the last completed quarter and the comparable quarter from the prior year.  Both of these comparisons are made to help the reader gain an understanding of the trends in market price and harvest volumes that affect Fee Timber results of operations.  When discussing other segment results we discuss current quarter performance only in comparison to the prior year’s comparable quarter and not in relation to the immediately preceding quarter. This expanded trend analysis for Fee Timber reflects the significance to overall results of Fee Timber and the impact of market price and harvest volume trends on Fee Timber and overall Partnership income.  Revenue and operating income for the Fee Timber segment for the quarters ended June 30, 2004, March 31, 2004 and June 30, 2003 are as follows:

Quarter Ended:	Log Sales	Mineral, Cell Tower & Other	Total Fee Timber Revenue	Operating Income

June 30, 2004	$9.1 million	$0.3 million	$9.4 million	$4.4 million
March 31, 2004	11.0 million	0.4 million	11.4 million	6.1 million
June 30, 2003	6.1 million	0.2 million	6.3 million	2.7 million

Fluctuations in total Fee Timber revenue and operating income between Quarter 2 2004 and Quarter 1 2004 and Quarter 2 2004 and Quarter 2 2003 are as follows:

Quarterly changes	Total Fee Timber Revenue	Operating Income

Q-2 2004 and Q-1 2004	$(2.0) million	$(1.7) million
Q-2 2004 and Q-2 2003	3.1 million	1.7 million

             The decrease in revenue and operating income for the current quarter from the quarter ended March 31, 2004 is due to a 2.8 MMBF decrease in harvest volume for the quarter combined with a $23 per MBF decline in average price realized per MBF of harvest.  The decline in harvest volume resulted from our decision to front-load harvest into the first quarter of 2004 to take advantage of strong log markets (both export and domestic).  The decline in average log price realized per MBF is due to a decrease in volume sold to the export market.  Both revenue and operating income for Fee Timber in the second quarter of 2004 increased relative to the comparable period in 2003. This increase in revenue and operating income is due to harvest volumes that were 4.9 MMBF higher than last year’s comparable quarter combined with an improvement in average price realized of $35 per MBF.  The increase in harvest volume is attributable to two factors. First, the January 2004 acquisition of 3,300 acres from Plum Creek Timber Company enabled us to increase our annual harvest. This acquisition contained a large component of merchantable timber that is expected to result in an increase to our annual harvest in 2004 and 2005 to 58 MMBF per year from 45 MMBF in 2003. Cash flow resulting from this incremental harvest on the acquired lands will serve to offset a large portion of the purchase price.  Second, strong log prices in early 2004 relative to those realized over the last few years resulted in management’s decision to accelerate the timing of the annual harvest to concentrate more harvest volume into the first half of the year.

             The Partnership harvested the following timber from its fee timberlands for the quarters ended June 30, 2004, March 31, 2004, and June 30, 2003:

	30-June-04	Quarters ended 31-March-04	30-June-03

Log sale volumes (MBF):
Export	1,558	5,624	1,203
Domestic	12,529	11,690	8,939
Pulp	2,786	2,633	2,069
Hardwoods	682	405	464

Total	17,555	20,352	12,675

             Revenue and operating income for the Fee Timber segment for the six months ended June 30, 2004, and 2003 are as follows:

Six Months Ended:	Log Sales	Mineral, Cell Tower & Other	Total Fee Timber Revenue	Operating Income

June 30, 2004	$20.1 million	$0.7 million	$20.8 million	$10.5 million
June 30, 2003	12.6 million	0.5 million	13.1 million	5.8 million

             On a year-to-date basis revenue and operating income increased $7.7 million and $4.7 million, respectively, from June 30, 2003 to June 30, 2004.  Both increases are due to the sale of log volume from the aforementioned timberland acquisition; an increase in average log prices; and the decision to front-load the annual harvest in 2004.  The front-loaded harvest in 2004 was also present in 2003, however in 2004 the weighting of harvest volume to the first half of the year is even more pronounced with 65% of our planned annual harvest completed as of June 30, 2004 vs. 57% for the comparable period in 2003. The decision to front-load the annual harvest was based upon the relatively strong market for logs experienced in the first half of 2004.  Weighted average log prices for the six months ended June 30, 2004 were 8% above the comparable period in 2003.

             The Partnership realized the following average log prices from its fee timberlands for the quarters ended June 30, 2004, March 31, 2004, and June 30, 2003:

	Quarter Ended

Average price realizations (per MBF):	30-June-04	31-March-04	30-June-03

Export	$628	$659	$564
Domestic	562	554	532
Pulp	234	221	200
Hardwoods	582	558	563
Overall	517	540	482

             The Partnership harvested the following timber and realized the following average log prices from its fee timberlands for the six-month period ended June 30, 2004 and 2003:

	30-June-04	30-June-03

Log sale volumes (MBF):
Export	7,182	2,633
Domestic	24,219	18,226
Pulp	5,419	3,748
Hardwoods	1,087	1,234

Total	37,907	25,841

Average price realizations (per MBF):	30-June-04	30-June-03

Export	$652	$579
Domestic	558	528
Pulp	228	216
Hardwoods	573	543
Overall	529	489

             We sell our logs to domestic mills and to log brokers that resell our logs to Japanese customers and, when export conditions allow, to the Korean and Chinese log markets. Prices paid by these log brokers are dependent upon the export market for logs but are generally purchased for a premium when compared to prices paid by domestic customers. In the current quarter, realized export prices increased 11% from the comparable quarter in 2003, but decreased 5% from the first quarter of 2004. The decrease in export prices realized from the first quarter of 2004 reflects a lower quality export log mix and a slight decline in export market conditions relative to the first quarter of 2004.  Even with this decline, year-to-date export prices are still considerably stronger than those realized over the last few years.  The cyclical improvement in the export market is a welcome change from the last few years, but should be taken in context with the structural changes that management still believes have changed the long-term log export market.  Logs from the Pacific Northwest region of the United States continue to face competition in Asia from lower valued log species supplied by other countries. Additionally, greater use of alternative building materials and engineered wood products have diminished the price premium we have historically been able to obtain for Douglas-fir logs sold to the export market. Offsetting these downward pressures on log prices, the weakened state of the U.S. dollar vis-a-vis the Japanese yen has helped to boost the competitiveness of our logs in certain markets this year. A modest economic recovery in Japan has also contributing to stronger export log pricing this year.

             The proportion of second quarter 2004 overall log volume sold to the export market has decreased to 9% from 28% for the first quarter 2004.  This dramatic drop in export percentage is more a function of harvest unit selection in the first quarter of 2004 being specifically aimed to capitalize on strong export pricing. Certain harvest units are projected before cutting to have a higher-than-normal component of export-quality wood. We moved these units to the front of our annual harvest queue to best “time the market.” The proportion of total timber volume sold to the export market in the second quarter of 2004 has not changed significantly from the comparable quarter in the prior year.

             Domestic log prices for the quarter ended June 30, 2004 were 1% and 6% higher than the first quarter of 2004 and second quarter of 2003, respectively.  This improvement in domestic log prices is attributed to a strong housing market in the U.S. combined with a significant decline in logs imported from Canada. The decline in Canadian log volume is due to several factors. First, the unusually hot dry summer of 2003 in British Columbia resulted in a decline in timber harvest. This was followed in late 2003 by a labor strike in British Columbia. These two conditions led to reduced log inventories in western Canada. Finally, hot and dry conditions in western Canada have continued into 2004, resulting in Canadian mills consuming a higher proportion of the timber being harvested in Canada. These same weather conditions that have restricted logging in western Canada have been present to a degree in the U.S. Pacific Northwest.  The Hood Canal tree farm is in a marine-influenced climate, which allows us to continue to harvest when a lot of tree farms that are further inland are faced with harvest restrictions.  All of this has resulted in a relatively strong domestic market for logs in the quarter ended June 30, 2004 despite the weakening export market.

             Pulp log volumes were 2.8 MMBF, 2.6 MMBF, and 2.1 MMBF for the quarters ended June 30, 2004, March 31, 2004, and June 30, 2003, respectively. The average price realized per MBF on pulp logs was $234, $221, and $200, for the quarters ended June 30, 2004, March 31, 2004 and June 30, 2003, respectively.  Pulp log prices have increased 6% from the first quarter of 2004 and have increased 17% from the second quarter of 2003. Pulp log prices improved primarily as a result of stronger pricing for finished pulp and paper products.

Cost of Sales

Cost of sales for the Fee Timber segment consists of two components: harvest costs and depletion expense.  Harvest costs represent the direct costs incurred to manufacture trees into logs and deliver those logs to their point of sale.  Depletion expense represents the cost of acquiring or growing the timber harvested and is calculated using a depletion rate developed from an accumulation of the cost of the timber, divided by the estimated volume of merchantable timber available for harvest.  The depletion rate is then applied to the volume harvested to calculate depletion expense.  Fee Timber cost of sales for the quarters ended June 30, 2004, March 31, 2004, and June 30, 2003, respectively were:

Quarter Ended:	Harvest and Haul Costs	Depletion Expense	Total

June 30, 2004	$2.8 million	$1.3 million	$4.1 million
March 31, 2004	3.0 million	1.5 million	4.5 million
June 30, 2003	2.2 million	0.7 million	$2.9 million

Quarter Ended:	Harvest and Haul Costs per MBF	Depletion Expense per MBF	Total

June 30, 2004	$160	$72	$232
March 31, 2004	148	72	220
June 30, 2003	168	62	230

             Harvest and haul costs, depletion expense, and total cost of sales have decreased in the second quarter of 2004 relative to the first quarter of 2004 and increased relative to the comparable period in 2003.  Both of these changes are explained by change in harvest volume.  Harvest costs vary based upon the physical site characteristics of acres harvested during the year. For example, sites that are not readily accessible, or are located on a steep hillside, are more expensive to harvest. Furthermore, haul costs vary based upon the distance between the harvest area and the mill customer’s location. For the quarter ended June 30, 2004, harvest costs per MBF have increased relative to the first quarter of 2004 due to a lower proportion of total harvest from the Hood Canal tree farm.  The Hood Canal tree farm is generally at lower elevations with gentler terrain than the Columbia tree farm, which results in a lower average cost of harvest.

             The rate applied to harvest volume to calculate depletion expense is calculated annually in January and does not normally change during the year.  Depletion expense per MBF has increased in 2004 relative to 2003 due to the January 2004 timberland acquisition.

             Fee Timber cost of sales for the six months ended June 30, 2004 and 2003 were:

Six Months Ended:	Harvest and Haul Costs	Depletion	Total

June 30, 2004	$5.8 million	$2.7 million	$8.5 million
June 30, 2003	4.2 million	1.6 million	$5.8 million

Six Months Ended:	Harvest and Haul Costs per MBF	Depletion Expense per MBF	Total

June 30, 2004	$153	$72	$225
June 30, 2003	162	62	224

             Cost of sales has increased $2.7 million for the six months ended June 30, 2004 from the comparable period in 2003.  This increase in cost of sales is attributable to the 47% increase in harvest volume.  Depletion expense per MBF has increased $10 per MBF due to the January 2004 timberland acquisition.  The decrease in harvest and haul costs per MBF is due to the types of stands that have been harvested in 2004.  When compared to the same period in 2003, the stands we have been harvesting in 2004 have been in locations that are less costly to operate.  The harvest and haul cost per MBF amount is expected to increase in the third quarter as the Partnership begins harvesting from less accessible locations.

Operating Expenses

             Fee Timber operating expenses for the quarters ended June 30, 2004, March 31, 2004 and June 30, 2003 were $931,000, $798,000, and $741,000, respectively.  Operating expenses on a quarterly basis vary depending primarily on the timing of road maintenance and silviculture projects.  Fee Timber operating expenses for the six months ended June 30, 2004 and 2003 were $1.7 million and $1.5 million, respectively.

             The increase in operating expenses in the second quarter of 2004 relative to both the first quarter 2004 and second quarter 2003 is due to the intra-year timing of road maintenance projects.  The increase in year-to-date operating expenses compared to last year is due primarily to an increase in the cost of road maintenance following Washington State’s new road maintenance and abandonment rules.  The new road maintenance and abandonment rules are expected to result in an increase in road maintenance costs for the next two to three years.

Timberland Management & Consulting

             Revenue and operating loss for the Timberland Management & Consulting segment for the quarters and six months ended June 30, 2004 and 2003 were as follows:

Quarter Ended:	Revenue	Operating Loss

June 30, 2004	$0.4 million	$0.1 million
June 30, 2003	0.3 million	0.2 million

Six Months Ended:	Revenue	Operating Loss

June 30, 2004	$0.5 million	$0.5 million
June 30, 2003	0.7 million	0.3 million

             Revenue for the quarter ended June 30, 2004 was $97,000 higher than the comparable period in 2003.  Operating loss for the current quarter was $95,000 lower than the comparable period in 2003.  The increase in revenue and operating results is due to revenue earned from timberland consulting services provided to a new client.  On a year-to-date basis revenue has decreased $161,000 and operating loss increased $180,000.  We are still operating without a major timberland management client following completion of a timberland management and disposition project in the fourth quarter of 2003. Management is currently working on the launch of a private equity timber fund as well as pursuing other large-scale timberland management opportunities to replace this lost revenue.

Operating Expenses

             Timberland Management & Consulting operating expenses for the quarters ended June 30, 2004 and 2003 were $495,000 and $493,000, respectively.  On a year-to-date basis, operating expenses are consistent at $1.0 million for both six-month periods ended June 30, 2004 and 2003.  Operating expenses in the first quarter of 2004 include $70,000 of bad debt expense due to the write-down of a receivable from a former customer of our closed timberland consulting operation in British Columbia.  The receivable is from a large forest products company in British Columbia that is currently working its way through bankruptcy.  We have $20,000 of the receivable remaining on our balance sheet following the write-down, which represents our current estimate of the realizable value from this receivable.

Real Estate

             The Partnership’s Real Estate segment consists primarily of residential and commercial property rents and of revenue from the sale of land to developers or investors. The Partnership’s real estate holdings are located in Pierce, Kitsap, and Jefferson Counties in Washington State.

             Revenue and operating income (loss) for the Real Estate segment for the quarters and six months ended June 30, 2004 and 2003 are as follows:

Quarter Ended:	Revenue	Operating income

June 30, 2004	$2.1 million	$1.2 million
June 30, 2003	0.8 million	0.2 million

Six Months Ended:	Revenue	Operating Income/(Loss)

June 30, 2004	$2.3 million	$1.0 million
June 30, 2003	1.0 million	(0.1) million

             Current quarter revenue includes $1.9 million from a 426-acre sale to Kitsap County for a regional park in Kingston, Washington as well as rent earned on residential and commercial leases at Port Gamble. Operating expenses include costs incurred while management pursues zoning and development entitlements to maximize value from the Partnership’s 2,600-acre portfolio of land investments. The current status of these pursuits is described below.

             At our development property in Gig Harbor, Washington we are working on plans and permits for a water tank and road improvements to the commercial portion of the property.  Our first closing on this property is expected in 2005 to Costco Wholesale Corporation for approximately 17 acres of the 320-acre site.  We have also signed a purchase and sale agreement with Northwest Capital Investors for 1.7 acres with a purchase price of $1.8 million.  Northwest Capital Investors plans to use the property as a location for a Walgreen’s store.

             Management has also signed a purchase and sale agreement with a developer to sell 205 acres of the 248-acre Hansville property for $1.5 million.  This portion of the Hansville property, also identified by its plat name of “Homestead,” has preliminary plat approval for 89 residential lots.  A closing on this property is targeted for late in the fourth quarter of 2004.

             Separately, we are working on the preliminary approvals for several large-lot residential subdivisions that we expect to begin marketing later in 2004.  These large-lot subdivisions reflect an emergent strategy for conversion of marginal timberland into near-term cash where the realizable per acre real estate values are sufficiently in excess of timberland values.

Cost of Sales

             Real Estate cost of sales for each of the quarters ended June 30, 2004 and 2003 were $62,000 and $217,000, respectively.  For the six months ended June 30, 2004 and 2003 cost of sales were $68,000 and $223,000, respectively.  Cost of sales during the current quarter represents cost basis on the 426-acre sale to Kitsap County.  The property sold in this transaction was raw acreage.  Cost of sales in the comparable period in 2003 represented basis on a plat sale in Everett, Washington.  The basis in the sale completed in 2003 was higher due to the cost of platting the property.

Operating Expenses

             Real Estate operating expenses for the quarters ended June 30, 2004 and 2003 were $843,000 and $396,000, respectively.  For the six-month periods ended June 30, 2004 and 2003, operating expenses were $1.3 million and $839,000, respectively.  Operating expenses in the current quarter include a $295,000 expense for environmental remediation at the Port Gamble townsite discussed in more detail below. The remaining increase in Real Estate operating expenses is due to repair and maintenance costs incurred on the residential and commercial properties at the Port Gamble townsite.

Environmental Remediation

             The additional environmental remediation charge in the current quarter results from our discussions with consultants we have hired to assist us with the clean up process.  Those experts informed management that ongoing testing at the Port Gamble site reveals a higher than anticipated contamination, and estimated that additional costs between  $488,000 and $729,000 may be necessary to comply with the Partnership’s obligations respecting that liability.  The consultants also informed management that no single estimate within that range has a higher likelihood of representing actual results than another.  Therefore, we have recorded a charge to bring the liability to the low point of the range provided, consistent with current accounting standards.  The environmental liability at June 30, 2004 includes $454,000 that the Partnership expects to expend in the next 12 months and $34,000 thereafter.

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

             Activity in the environmental remediation liability is detailed as follows:

	Balances at the Beginning of the Period	Additions to Accrual	Expenditures for Remediation	Balances at the End of the Period

Year Ended December 31, 2000	$120,000	$1,956,000	$206,000	$1,870,000
Year Ended December 31, 2001	1,870,000	—	461,000	1,409,000
Year Ended December 31, 2002	1,409,000	730,000	1,510,000	629,000
Year Ended December 31, 2003	629,000	—	337,000	292,000
Quarter ended March 31, 2004	292,000	—	9,000	283,000
Quarter ended June 30, 2004	283,000	295,000	90,000	488,000

General and Administrative (G&A)

             General and administrative expenses for the quarters ended June 30, 2004 and 2003 were $718,000 and $723,000, respectively. For the six months ended June 30, 2004 and 2003, general and administrative expenses were $1.5 million in both periods.   The Partnership is projecting G&A expenses for 2004 to approximate $3.0 million.

Interest Income and Expense

             Interest income for the quarter ended June 30, 2004 declined to $25,000 from $75,000 at June 30, 2003. For the six-month period interest income declined to $49,000 as of June 30, 2004 from $152,000 at June 30, 2003.  The decline in interest income is due to the reduction in the balance of the note receivable from the purchaser of Port Ludlow.  This note was paid off in March 2004.

             Interest expense for the three-month period ended June 30, 2004 and 2003 was $801,000 and $769,000, respectively.  For the six month period interest expense totaled $1.6 million as of June 30, 2004 and 2003.  The Partnership’s debt consists primarily of mortgage debt with a fixed interest rate.  The increase in interest expense in the second quarter of 2004 is due to a “make-whole” payment due the mortgage lender as the result of an unscheduled $374,000 prepayment on the Partnership’s timberland mortgage attributable to the land sale to Kitsap County.

Income Tax

             Pope Resources is a limited partnership and is therefore not subject to corporate income tax. Taxable income/loss is reported to unitholders each year on a Form K-1 for inclusion in each unitholder’s tax return. Pope Resources does have subsidiaries that are corporations and are subject to income tax.

             For the three months ended June 30, 2004, the Partnership’s taxable subsidiaries experienced a net loss.  We recorded a valuation allowance for the tax asset created from the losses incurred in our taxable subsidiaries.  As a result there is no income tax provision in the current quarter as compared to a $9,000 tax provision for the comparable period in the prior year.  On a year-to-date basis, the Partnership recorded a valuation allowance for the tax asset created as a result of operating losses generated in its taxable subsidiaries versus a tax provision of $3,000 for the comparable period in 2003.  The valuation allowance recorded in 2004 was based upon current projections of net income in these subsidiaries.

Supplemental Segment Information

             The following table provides comparative operating information for the Partnership’s segments:

	SEGMENT INFORMATION (all amounts in $000’s)

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003

Revenues:
Fee Timber	$9,369	$6,338	$20,780	$13,113
Timberland Management & Consulting (TM&C)	396	299	522	683
Real Estate	2,123	843	2,318	996

Total	11,888	7,480	23,620	14,792
EBITDDA:
Fee Timber	5,671	3,531	13,304	7,561
TM&C	(77)	(180)	(459)	(289)
Real Estate	1,279	250	1,061	(27)
General & administrative	(632)	(629)	(1,278)	(1,264)

Total	6,241	2,972	12,628	5,981
Depreciation, depletion and amortization:
Fee Timber	1,299	845	2,801	1,719
TM&C	22	14	44	34
Real Estate	61	20	84	39
General & administrative	86	94	178	191

Total	1,468	973	3,107	1,983
Operating income/(loss):
Fee Timber	4,372	2,686	10,503	5,842
TM&C	(99)	(194)	(503)	(323)
Real Estate	1,218	230	977	(66)
General & administrative	(718)	(723)	(1,456)	(1,455)

Total	$4,773	$1,999	$9,521	$3,998

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

Analysis of Operating Income

             The following table sets forth expenses as a percentage of revenues for the quarters and six month periods ended June 30, 2004 and 2003:

	Quarter ended June 30,		Six months ended June 30,

	2004	2003	2004	2003

Revenues	100%	100%	100%	100%
Cost of sales	35	42	37	41
Operating expenses	19	21	17	22
General, and administrative expenses	6	10	6	10

Operating income	40%	27%	40%	27%

             Cost of sales includes the cost of purchasing and producing tangible goods for sale.  Cost of sales for the Partnership will fluctuate due to the mix of revenue between the sale of tangible goods and revenue generated from providing services. Cost of sales as a percentage of revenues has decreased on both a quarter-to-date and year-to-date basis from the comparable period in the prior year. The decrease in cost of sales as a percentage of revenues results from a land sale recorded in the Real Estate segment during the current quarter.  This land sale consisted of $1.9 million of revenue and $55k of basis resulting in a decline in cost of sales as a percentage of revenue.  The land sold was timberland with a relatively low basis resulting in a very high gross margin on the sale.  In addition, the gross margin realized by the Fee Timber segment has increased 3% to 57% in the current quarter versus 54% for the comparable period in 2003.  The improvement in gross margin is a function of the increase in weighted average price realized on log sales.  The combination of these two factors has caused a decrease in the ratio of cost of sales to revenue.

             Operating expenses consist of salary and other costs directly attributable to revenue-generating activity. As a percentage of revenues, operating expenses have decreased 2% to 19% for the quarter ended June 30, 2004 from 21% for the comparable period in 2003. On a year-to-date basis, operating expenses as a percentage of revenue decreased 5% to 17% from 22%.  The decrease in operating expenses as a percentage of revenues is due to the aforementioned land sale, which contributed $1.9 million of revenue with no change in operating expenses. This positive impact on the expense ratio was partially offset by the $295,000 environmental remediation expense recorded in the current quarter for clean up activities in and around the Port Gamble townsite.

             G&A expenses as a percentage of revenues on both a quarter-to-date and year-to-date are 6% for the current periods ended June 30, 2004 as compared to 10% for the comparable periods in 2003.   General and administrative expenses on a raw dollar basis remained consistent between the two periods while revenue increased 60%.

Liquidity and Capital Resources

             We ordinarily finance our operations using funds from operations and, where appropriate in management’s assessment, lender lines of credit. Funds generated from operations and externally through financing are expected to provide the required resources for the Partnership’s capital expenditures. The Partnership’s debt-to-total capitalization ratio was 40% at June 30, 2004. This represents a decline from the quarters ended March 31, 2004 and December 31, 2003, in which we had debt-to-total capitalization ratios of 42% and 45%, respectively.  Management considers its capital resources to be adequate for its current plans and does not anticipate any significant changes in its debt-to-total capitalization ratio over the balance of 2004.  Based upon current plans the debt-to-total capitalization ratio is expected to continue its decline as we make our regularly scheduled mortgage payment in 2005.  We do not currently have a line of credit since we believe our current cash position together with forecasted cash flows over the next few months are adequate to cover immediate and known financing needs.

             We are currently working on locating investors for ORM Timber Fund I, LP.  Pope Resources has agreed to invest 10% of the fund’s invested capital, which is expected to be around $50 million.  We have agreed that once the fund is fully subscribed and suitable timber properties are identified and brought under contract for purchase by the fund, we will invest the 10% of fund’s aggregate equity capital that is expected to total approximately $5 million. ORMLLC, an indirect subsidiary of the Partnership, is expected to earn management and acquisition fees from the fund.

             Management’s current plan is to harvest approximately 20 million board feet of timber over the remaining six months of 2004 for a total fiscal 2004 harvest of 58 million board feet. Since harvest plans are based on demand and pricing, actual harvesting may vary subject to management’s ongoing review.

             In the six months ended June 30, 2004, cash generated by operating activities was $11.5 million and overall cash and cash equivalents decreased $1.5 million from December 31, 2003. Cash used in investing activities for the six months ended June 30, 2004 was $10.4 million and consisted of $8.5 million for a timberland acquisition, $1.0 million in capitalized costs for the Gig Harbor project, $398,000 of reforestation expenditures, $279,000 of capital improvements to buildings and a small land purchase at the Port Gamble townsite, and $258,000 in other capital improvements.   Cash used in financing activities included mortgage principal payments of $1.9 million, two unitholder distributions totaling $633,000 and a minority interest payment of $60,000.

             In the six months ended June 30, 2003, cash generated by operating activities was $3.9 million and overall cash and cash equivalents increased $975,000 from December 31, 2002. Cash used in investing activities for the six months ended June 30, 2003 was $706,000 and consisted of reforestation expenditures, capital improvements to buildings at the Port Gamble townsite, and capitalized expenditures for the Gig Harbor property.   Cash used in financing activities included a mortgage principal payment of $1.6 million, two unitholder distributions totaling $452,000 and a minority interest payment of $161,000.

Seasonality

             Fee Timber. The Partnership owns 115,000 acres of timberland in Washington State. Our timber acreage is concentrated in two non-contiguous tree farms: the 71,000-acre Hood Canal tree farm located in Kitsap, Jefferson, Mason Counties on the eastern side of Washington’s Olympic Peninsula; and the 44,000-acre Columbia tree farm located in Cowlitz, Clark, Lewis, Skamania, and Pierce counties on the western side of Washington’s Cascade mountain range.

             The Hood Canal tree farm is concentrated at low elevations, which permits us to harvest trees year-round. Generally, we concentrate our harvests from this tree farm in the winter and spring when supply, and thus competition, is typically lower and, accordingly, when we can expect to receive higher prices. With the acquisition of the Columbia tree farm in 2001 management expected a decrease in the seasonality of Fee Timber operations as the Columbia tree farm is at higher elevations where harvest activities are most feasible in the middle six months of the year. In practice, over the last few years our harvest has tended to be more front-loaded as log prices have been relatively strong in the first half of the year leading management to weight the harvest plans toward the first six months. In future quarters, management expects quarterly harvest volume to be affected by both local market conditions for logs and weather conditions.

             Timberland Management & Consulting. Timberland Management & Consulting operations are not significantly seasonal.

             Real Estate. While Real Estate results are not expected to be seasonal, the nature of the activities in this segment will likely result in large non-recurring transactions that may have large positive or negative impacts on revenue and operating income of the Partnership. .

Risks and Uncertainties

             Our business is subject to a number of risks and uncertainties, any one or more of which could impact our operating results and financial condition materially and adversely. Some of these risks are discussed in greater detail below, arranged according to business segment. In addition, we face a number of risks that affect our business generally. The Partnership competes against much larger companies in each of its business segments. These larger competitors may have access to larger amounts of capital and significantly greater economies of scale. Land ownership carries with it the risk of incurring liabilities due to accidents that take place on the land and previously undiscovered environmental contamination. The Partnership endeavors to maintain adequate accruals to reflect the cost of remediating known environmental contamination and other liabilities resulting from land ownership, however these estimates may prove to be inadequate as additional information is discovered. A more thorough discussion of the risks and uncertainties that may affect our business is contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and in our various other filings with the Securities and Exchange Commission. Readers should review these risks in deciding whether to invest in Partnership units, and should recognize that those factors are not an exhaustive list of risks that could cause us to deviate from our expectations. Readers also are cautioned that, in reviewing these risk factors, the factors contained in this report and in our other SEC filings are effective as of the date the filing was made, and we cannot undertake to update those disclosures.

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

             The domestic market for logs in the Puget Sound region has been impacted by imported lumber from Canada and decreased demand for lumber as engineered wood products have gained market acceptance in the U.S.  In addition, we have experienced the gradual concentration of mill ownership with larger mill operators and decreasing the number of mills operating in the Puget Sound region.  If this trend continues, decreases in local demand for logs may decrease our profitability.

             Our ability to grow and harvest timber can be significantly impacted by legislation, regulations or court rulings that restrict or stop forest practices. Restrictions on logging, planting, road building, fertilizing, managing competing vegetation and other activities can significantly increase the cost or reduce available inventory thereby reducing income.

Timberland Management & Consulting

             The Timberland Management & Consulting segment is currently operating without a major timberland management client for the first time since 1997[make this change because we had HTRG for all of 98].  Management is working to expand our customer base through market outreach efforts.

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

Real Estate

             The value of our real estate investments is subject to changes in the economic and regulatory environment, as well as various land use regulations and development risks, including the ability to obtain the necessary permits and zoning variances that would allow us to maximize our revenue from our real estate investments. Our real estate investments are long-term in nature, which raises the risk that unforeseen changes in the economy or laws surrounding development activities may have an adverse affect on our investments. Moreover, these investments often are highly illiquid and thus may not generate cash flow if and when needed to support our other operations.

Capital Expenditures and Commitments

             Total capital expenditures in 2004 (excluding the $8.5 million January 2004 timberland acquisition) are currently expected to be approximately $4.4 million, of which $1.9 million has been expended through June 30, 2004.  The $4.4 million expected year-end amount of capital expenditures includes $1.8 million of expenditures related to the Real Estate project at Gig Harbor.  The actual pace of these expected expenditures will depend on how quickly we are able get approval from the City of Gig Harbor on our planned infrastructure improvements at the site.  The Partnership expects that the funds for these expenditures will be generated internally through operations and externally through financing.

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

Litigation

             The Partnership may from time to time be a defendant in lawsuits arising in the ordinary course of business. As of June 30, 2004 and as of the date of this report, there was no litigation pending or, to management’s knowledge, threatened that, if determined adversely to the Partnership, would have a material adverse effect on the Partnership’s business, operating results or financial condition.

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

             The standing inventory system is subject to two processes each year to monitor accuracy.  The first is the annual cruise process and the second is a comparison of (a) volume actually extracted by harvest to (b) inventory for the corresponding stands of harvested timber in the standing inventory system at the time of the harvest.  A “cruise” represents a physical measurement of timber on a specific set of acres.  The cruise process is completed when the physical measurement totals are compared to the inventory in the standing inventory system.  Only productive acres with timber that is at least 20 years old are selected to cruise.  The Partnership cruised 20% of its productive acres with 20 year old or greater timber in both 2002 and 2003 and plans to continue to cruise 20% for at least the next few years.  Specific acres are first selected for cruising with a bias towards those acres that have gone the longest without a cruise and, second, with a bias towards those acres that have been growing the longest.  As the cruise is being performed, only those trees with a breast height diameter (approximately 4.5 feet from the ground) of at least 6 inches are measured for inclusion in the inventory.

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

             The environmental remediation liability on the Partnership’s books is based upon an estimate of the Partnership’s portion of the clean-up costs under this agreement with P&T.  During the current quarter the environmental liability increased $295,000 as a result of costs to complete the Partnership’s share exceeding the prior estimate.  While the majority of the Partnership’s portion of the clean up efforts is complete, there remains the possibility that the remaining remediation or monitoring activities may exceed estimates, resulting in an additional environmental remediation charge.  Management will continue to monitor the remaining liability against estimates to complete the clean-up effort to determine if an adjustment to the environmental remediation liability is necessary to accurately represent management’s estimate of remaining cost to complete the project.

             Deferred tax assets:  The Partnership has a United States subsidiary corporation that has $1.0 million of deferred tax assets as of June 30, 2004.  The majority of this balance represents net operating loss carryforwards resulting from the liquidation of our subsidiary in Canada.   Management evaluates the likelihood of earning taxable income to absorb net operating loss carryforwards each reporting period to determine if deferred tax assets are likely to be utilized.

Item 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

Interest Rate Risk

             As of June 30, 2004, the Partnership had $35.1 million of fixed rate debt outstanding with a fair value of approximately $35.8 million based on the current interest rates for similar financial instruments. A change in the interest rate on fixed rate debt will affect the fair value of the debt, whereas a change in the interest rate on variable rate debt will affect interest expense and cash flows. A hypothetical 1% increase in prevailing interest rates would decrease the fair value of the Partnership’s fixed-rate long-term debt obligations by $1.7 million.

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

             As of the end of the period covered by this quarterly report on Form 10-Q our executive officers completed an evaluation of the disclosure controls and procedures and have determined them to be functioning properly and effectively.  There were no significant changes in the Partnership’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

(b) Forms 8-K.

On April 22, 2004, the Partnership filed a report on Form 8-K reporting earnings for the quarter ended March 31, 2004.

On May 7, 2004, the Partnership filed a report on Form 8-K containing the President’s Letter, which was included in the Partnership’s Annual Report for the year ending December 31, 2003.

On June 8, 2004, the Partnership filed a report on Form 8-K announcing the close of a $1.9 million land sale to Kitsap County.

On June 17, 2004, the Partnership filed a report on Form 8-K announcing the signing of a purchase and sale agreement for 1.7 acres at the Gig Harbor site.  The acres under this agreement are expected to be developed into a Walgreen’s store by the purchaser.

On June 23, 2004, the Partnership filed a report on Form 8-K containing an attachment with materials representing a presentation to certain parties interested in investing in Pope Resources’ units.

On June 29, 2004, the Partnership filed a report on Form 8-K announcing the sale of 205 acres of residential development property in Kitsap County.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 4, 2004.

POPE RESOURCES, A Delaware Limited Partnership

By:	POPE MGP, Inc.
Managing General Partner

By: /s/ David L. Nunes

David L. Nunes
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Thomas M. Ringo

Thomas M. Ringo
Vice President and CFO
(Principal Accounting and Financial Officer)