Form 10-Q
period 2004-09-30
POPE RESOURCES LTD PARTNERSHIP
filed 2004-11-05
CIK 784011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549

                                    FORM 10-Q


 ( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
       SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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



                               Yes__X__  No____

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Exchange Act).

                               Yes____  No__X__


          Partnership units outstanding at November 1, 2004: 4,521,995

                                 Pope Resources
                            Index to Form 10-Q Filing
         For the Quarter and Nine Month Period Ended September 30, 2004


Description                                                                        Page Number
Part I. Financial Information

Item 1 Financial Statements

Consolidated Balance Sheets                                                             4
Condensed Consolidated Statements of Operations                                         5
Condensed Consolidated Statements of Cash Flows                                         6
Notes to Condensed Consolidated Financial Statements                                   7-11

Item 2.  Management's Discussion and Analysis of Financial Condition and Results      12-30
of Operations

Item 3. Quantitative and Qualitative Disclosures about Market Risk                      30

Item 4. Controls and Procedures                                                         31

Part II. Other Information

Item 1. Legal Proceedings                                                               31

Item 2. Unregistered Sales of Securities and Use of Proceeds                            31

Item 3. Defaults Upon Senior Securities                                                 31

Item 4. Submission of Matters to a Vote of Security Holders                             32

Item 5. Other Information                                                               32

Item 6. Exhibits                                                                        32


                        P A R T I - FINANCIAL INFORMATION

                                     ITEM 1


                              FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (Unaudited)


Pope Resources
September 30, 2004 and December 31, 2003

(Thousands)
                                                               2004      2003
--------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                                  $10,088     $10,361
  Accounts receivable                                          1,152         865
  Land held for sale                                             110         135
  Current portion of contracts receivable                         17         872
  Prepaid expenses and other                                   1,435         545
                                                             -------     -------
  Total current assets                                        12,802      12,778
                                                             -------     -------
Properties and equipment at cost:
  Land and land improvements                                  22,697      20,800
  Roads and timber (net of accumulated
    depletion of $25,053 and $21,335)                         53,306      48,203
  Buildings and equipment (net of accumulated
    depreciation of $5,921 and $5,537)                         3,071       3,107
                                                             -------     -------
                                                              79,074      72,110
                                                             -------     -------
Other assets:
  Contracts receivable, net of current portion                   158         196
  Deferred tax asset and other                                 1,200       1,224
                                                             -------     -------
                                                               1,358       1,420
                                                             -------     -------
                                                             $93,234     $86,308
                                                             =======     =======
Liabilities and Partners' Capital
Current liabilities:
  Accounts payable                                           $   491     $   536
  Accrued liabilities                                          1,330       1,325
  Environmental remediation                                      555         100
  Current portion of long-term debt                            1,602       1,631
  Minority interest                                               30          89
  Deferred profit                                                642         103
  Other current liabilities                                      122          32
                                                             -------     -------
  Total current liabilities                                    4,772       3,816
Long-term debt, net of current portion                        34,164      36,114
Other long term liabilities                                      168         342
Partners' capital                                             54,130      46,036
                                                             -------     -------
                                                             $93,234     $86,308
                                                             =======     =======

     See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Pope Resources
For the Three Months and Nine Months Ended September 30, 2004 and 2003


(Thousands, except per unit data)      Three Months Ended    Nine Months Ended
                                          September 30,        September 30,
                                        2004       2003       2004        2003
                                      --------    -------    -------    -------

Revenues                              $  8,051   $  6,565   $ 31,671   $ 21,357
Cost of sales                           (3,269)    (2,758)   (11,885)    (8,757)
Operating expenses                      (1,892)    (1,530)    (5,624)    (4,870)
Environmental Remediation                 (171)      --         (466)      --
General and administrative expenses       (660)      (649)    (2,116)    (2,104)
                                      --------   --------   --------   --------
Income from operations                   2,059      1,628     11,580      5,626
                                      --------   --------   --------   --------
Other income (expense):
Interest expense                          (739)      (761)    (2,314)    (2,321)
Interest income                             41         74         90        226
                                      --------   --------   --------   --------
                                          (698)      (687)    (2,224)    (2,095)
Income before income taxes               1,361        941      9,356      3,531
Income tax provision                      --         --         --           (3)
                                      --------   --------   --------   --------
Net income                            $  1,361   $    941   $  9,356   $  3,528
                                      ========   ========   ========   ========
Allocable to general partners         $     18   $     13   $    124   $     47
Allocable to limited partners            1,343        928      9,232      3,481
                                      --------   --------   --------   --------
                                      $  1,361   $    941   $  9,356   $  3,528
                                      ========   ========   ========   ========
Earnings per unit:
              Basic                   $   0.30   $   0.21   $   2.07   $   0.78
                                      ========   ========   ========   ========
              Diluted                 $   0.30   $   0.21   $   2.04   $   0.78
                                      ========   ========   ========   ========
Weighted average units outstanding:
              Basic                      4,522      4,518      4,520      4,518
                                      ========   ========   ========   ========
              Diluted                    4,608      4,524      4,588      4,521
                                      ========   ========   ========   ========

     See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Pope Resources
Nine Months Ended September 30, 2004 and 2003


(Thousands)                                                   2004       2003
                                                            --------   ---------
Cash flows provided by operating activities
Net income                                                  $  9,356    $  3,528
Add back non-cash charges:
  Deferred profit                                                539           2
  Depletion                                                    3,740       2,433
  Depreciation and amortization                                  507         495
  Cost of land sold                                               40         200
Change in working capital accounts:
  Accounts receivable                                           (287)        378
  Contracts receivable                                           893       1,155
  Land held for sale                                              25        --
  Other current assets                                          (890)       (134)
  Accounts payable                                               (45)       (222)
  Accrued liabilities                                              5        (533)
  Other current liabilities                                       90           3
  Environmental remediation                                      280        (275)
  Restructuring                                                 --          (466)
  Other                                                            7         (10)
                                                            --------    --------
Net cash flows provided by operating activities               14,260       6,554

Cash flows from investing activities:
  Timberland acquisitions                                     (8,922)       --
  Capital expenditures                                        (2,311)     (1,116)
  Proceeds from sale of building                                --            14
                                                            --------    --------
    Net cash used in investing activities                    (11,233)     (1,102)
                                                            --------    --------
Cash flows from financing activities:
  Option exercise                                                 49        --
  Minority interest distribution                                 (59)       (162)
  Repayment of long-term debt                                 (1,979)     (1,662)
  Unitholder distribution                                     (1,311)       (768)
                                                            --------    --------
    Net cash used in financing activities                     (3,300)     (2,592)
                                                            --------    --------
Net increase (decrease) in cash and cash equivalents            (273)      2,860
Cash and cash equivalents at beginning of year                10,361       6,627
                                                            --------    --------
Cash and cash equivalents at end of the nine-month period   $ 10,088    $  9,487
                                                            ========    ========
Supplemental disclosure of non-cash transaction:
             Capital improvement funded with local
               improvement district debt                    $   --      $     96
                                                            ========    ========

     See accompanying notes to condensed consolidated financial statements.

                                 POPE RESOURCES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2004

1. The condensed consolidated financial statements as of September 30, 2004 and December 31, 2003 and for the three-months (quarter), and nine months ended September 30, 2004 and 2003 have been prepared by Pope Resources, A Delaware Limited Partnership ("the Partnership") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The financial information for the quarters and nine months ended September 30, 2004 and 2003 is unaudited, but, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2003, is derived from the Partnership's audited consolidated financial statements and notes thereto for the year ended December 31, 2003, and should be read in conjunction with such financial statements. The results of operations for the quarter and nine months ended September 30, 2004 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2004.

2. The financial statements in the Partnership's 2003 annual report on Form 10-K include a summary of significant accounting policies of the Partnership and should be read in conjunction with this Form 10-Q.

3. Basic earnings per unit are based on the weighted average number of units outstanding during the period. Diluted earnings per unit are based on the weighted average number of units and dilutive unit options outstanding at the end of the period.

                                 Quarter Ended            Nine Months Ended
                                  September 30,             September 30,
                               2004         2003         2004         2003
                               -----        -----        -----        ----
Weighted average units
 outstanding (in thousands):
Basic                          4,522        4,518        4,520        4,518
Dilutive effect of unit
    options                       86            6           68            3
                               -----        -----        -----        -----
Diluted                        4,608        4,524        4,588        4,521
                               =====        =====        =====        =====


     Options to purchase 393,000 units at prices ranging from $9.30 to $27.88 per unit were outstanding as of September 30, 2004. For the computation of dilutive effect of unit options for the quarter ended September 30, 2004, 93,000 options to purchase units at prices ranging from $21.00 to $27.88 were not included in the calculation because the option exercise prices were greater than the average market prices of units during the period. For the computation of dilutive effect of unit options for the nine-month period ended September 30, 2004, options to purchase, 167,000 units at prices ranging from $18.50 to $27.88 were not included in the calculation because the option exercise prices were greater than the average market price during the period.

     Options to purchase 362,000 units at prices ranging from $9.30 to $27.88 were outstanding as of September 30, 2003. For the computation of dilutive effect of unit options for the quarter ended September 30, 2003, options to purchase 339,000 units at prices ranging from $12.50 to $27.88 per unit were not included in the calculation because the option exercise prices were greater than the weighted average market price for the period. For the computation of dilutive effect of unit options for the nine-month period ended September 30, 2003, options to purchase 348,000 units at prices ranging from $11.55 to $27.88 were not included in the calculation of diluted earnings per unit because the option exercise prices were greater than the average market price during the period.

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



                                         Quarter ended                Nine months ended
                                         September 30,                   September 30,
(In thousands except per unit
   amounts)                            2004             2003          2004         2003
                                     ---------       ---------      ---------    ---------
Net income as reported               $   1,361       $     941      $   9,356    $   3,528

Compensation expense recognized           --              --             --           --

Subtract proforma compensation
expense under SFAS 123                     (50)            (72)          (150)        (207)
                                     ---------       ---------      ---------    ---------

Proforma net income under SFAS 123   $   1,311       $     869      $   9,206    $   3,321
                                     =========       =========      =========    =========

As reported:
  Basic                              $    0.30       $    0.21      $    2.07    $    0.78
                                     =========       =========      =========    =========
  Diluted                            $    0.30       $    0.21      $    2.04    $    0.78
                                     =========       =========      =========    =========
Proforma net income per unit:
  Basic                              $    0.29       $    0.19      $    2.04    $    0.74
                                     =========       =========      =========    =========
  Diluted                            $    0.28       $    0.19      $    2.01    $    0.73
                                     =========       =========      =========    =========


     Options granted to employees during the nine months ended September 30, 2004 and 2003 had fair values of $4.33 and $2.09, respectively. Options granted to outside Board members ranged in fair value from $3.33 to $6.12 for the nine months ended September 30, 2004 and $1.60 to $2.65 for the nine months ended September 30, 2003.

         The fair value of options was calculated using the Black-Scholes option-pricing model, with the following assumptions:


                                              2004                    2003
                                   ----------------         ---------------
 Expected life                             5 years                   5 years
 Risk free interest rate             4.75% to 3.97%           4.46%  to 3.35%
 Dividend yield                       1.6% to  1.2%            2.1%  to  1.6%
 Volatility                            57% to   46%              44% to   39%


5. Supplemental disclosure of cash flow information: Interest paid amounted to approximately $760,000 and $769,000 for the quarters ended September 30, 2004 and 2003, respectively. For the nine months ended September 30, 2004 and 2003, interest paid amounted to $2,329,000 and $2,351,000, respectively.

6. Revenue and operating income by segment for the quarter and nine months ended September 30, 2004 and 2003, respectively, are as follows:

                                                     Timberland
          Three Months Ended           Fee          Management &
       September 30 (Thousands)       Timber         Consulting    Real Estate     Other      Consolidated
----------------------------------------------------------------------------------------------------------
                       2004
Revenue                             $  7,230        $   592        $   368        $  --          $  8,190
Eliminations                             (15)          (115)            (9)          --              (139)
                                    --------        -------        -------        -------        --------
Revenue                                7,215            477            359           --             8,051

Cost of sales                         (3,233)          --              (36)          --            (3,269)

Operating expenses                    (1,037)          (564)          (601)          (660)         (2,862)
Eliminations                             113             24              2           --               139
                                    --------        -------        -------        -------        --------
Operating expenses                      (924)          (540)          (599)          (660)         (2,723)

Income (loss) from operations          2,960             28           (269)          (660)          2,059
Eliminations                              98            (91)            (7)          --              --
                                    --------        -------        -------        -------        --------
Income (loss) from operations       $  3,058        $   (63)       $  (276)       $  (660)       $  2,059
                                    ========        =======        =======        =======        ========

                       2003
Revenue                             $  6,012        $   474        $   290        $  --          $  6,776
Eliminations                             (18)          (121)           (72)          --              (211)
                                    --------        -------        -------        -------        --------
Revenue                                5,994            353            218           --             6,565

Cost of sales                         (2,748)          --              (10)          --            (2,758)

Operating expenses                      (832)          (507)          (402)          (649)         (2,390)
Eliminations                             177             32              2           --               211
                                    --------        -------        -------        -------        --------
Operating expenses                      (655)          (475)          (400)          (649)         (2,179)

Income (loss) from operations          2,432            (33)          (122)          (649)          1,628
Eliminations                             159            (89)           (70)          --              --
                                    --------        -------        -------        -------        --------
Income (loss) from operations       $  2,591        $  (122)       $  (192)       $  (649)       $  1,628
                                    ========        =======        =======        =======        ========

                                                     Timberland
          Three Months Ended           Fee          Management &
       September 30 (Thousands)       Timber         Consulting    Real Estate     Other      Consolidated
----------------------------------------------------------------------------------------------------------
                      2004
Revenue                             $ 28,040        $ 1,323        $ 2,704        $  --          $ 32,067
Eliminations                             (45)          (324)           (27)          --              (396)
                                    --------        -------        -------        -------        --------
Revenue                               27,995            999          2,677           --            31,671

Cost of sales                        (11,781)          --             (104)          --           (11,885)

Operating expenses                    (2,956)        (1,652)        (1,878)        (2,116)         (8,602)
Eliminations                             303             87              6           --               396
                                    --------        -------        -------        -------        --------
Operating expenses                    (2,653)        (1,565)        (1,872)        (2,116)         (8,206)

Income (loss) from operations         13,303           (329)           722         (2,116)         11,580
Eliminations                             258           (237)           (21)          --              --
                                    --------        -------        -------        -------        --------
Income (loss) from operations       $ 13,561        $  (566)       $   701        $(2,116)       $ 11,580
                                    ========        =======        =======        =======        ========

                       2003
Revenue                             $ 19,166        $ 1,405        $ 1,304        $  --          $ 21,875
Eliminations                             (59)          (369)           (90)          --              (518)
                                    --------        -------        -------        -------        --------
Revenue                               19,107          1,036          1,214           --            21,357

Cost of sales                         (8,524)          --             (233)          --            (8,757)

Operating expenses                    (2,582)        (1,555)        (1,246)        (2,109)         (7,492)
Eliminations                             432             74              7              5             518
                                    --------        -------        -------        -------        --------
Operating expenses                    (2,150)        (1,481)        (1,239)        (2,104)         (6,974)

Income (loss) from operations          8,060           (150)          (175)        (2,109)          5,626
Eliminations                             373           (295)           (83)             5            --
                                    --------        -------        -------        -------        --------
Income (loss) from operations       $  8,433        $  (445)       $  (258)       $(2,104)       $  5,626
                                    ========        =======        =======        =======        ========

There were two timberland acquisitions in the first nine months of 2004 resulting in an $8.9 million shift of cash from the segment Other to timberland and land in the Fee Timber segment

ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS REPORT CONTAINS A NUMBER OF PROJECTIONS AND STATEMENTS ABOUT OUR EXPECTED FINANCIAL CONDITION, OPERATING RESULTS, AND BUSINESS PLANS AND OBJECTIVES. THESE STATEMENTS REFLECT OUR MANAGEMENT'S ESTIMATES BASED ON OUR CURRENT GOALS, IN LIGHT OF MANAGEMENT'S EXPECTATIONS ABOUT FUTURE DEVELOPMENTS. STATEMENTS ABOUT EXPECTATIONS AND FUTURE PERFORMANCE ARE "FORWARD LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. FORWARD LOOKING STATEMENTS ARE NON-HISTORICAL STATEMENTS IDENTIFIED BY "EXPECT," "BELIEVE," "ANTICIPATE," AND WORDS OF SIMILAR IMPORT. BECAUSE THESE STATEMENTS DESCRIBE OUR GOALS, OBJECTIVES AND ANTICIPATED PERFORMANCE, THEY ARE INHERENTLY UNCERTAIN, AND SOME OR ALL OF THE ACTIVITIES, RESULTS, ACTIONS OR CONSEQUENCES CONTAINED IN THESE STATEMENTS MAY NOT COME TO PASS. ACCORDINGLY, YOU SHOULD NOT INTERPRET THESE STATEMENTS AS PROMISES THAT WE WILL PERFORM AT A GIVEN LEVEL OR THAT WE WILL TAKE ANY OR ALL OF THE ACTIONS WE CURRENTLY EXPECT TO TAKE. OUR FUTURE ACTIONS, AS WELL AS OUR ACTUAL PERFORMANCE, WILL VARY FROM OUR CURRENT EXPECTATIONS, AND UNDER VARIOUS CIRCUMSTANCES THESE VARIATIONS MAY BE MATERIAL AND ADVERSE. SOME OF THE FACTORS THAT MAY CAUSE OUR ACTUAL OPERATING RESULTS AND FINANCIAL CONDITION TO FALL SHORT OF OUR EXPECTATIONS ARE SET FORTH IN THE PART OF THIS REPORT ENTITLED "RISKS AND UNCERTAINTIES" BELOW AND OTHER FACTORS DISCUSSED IN OUR ANNUAL REPORT ON FORM 10-K FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003. OTHER ISSUES THAT MAY HAVE AN ADVERSE AND MATERIAL IMPACT ON OUR BUSINESS, OPERATING RESULTS AND FINANCIAL CONDITION INCLUDE ENVIRONMENTAL AND LAND USE REGULATIONS THAT LIMIT OUR ABILITY TO HARVEST TIMBER AND DEVELOP PROPERTY AND ECONOMIC CONDITIONS THAT AFFECT CONSUMER DEMAND FOR OUR PRODUCTS AND THE PRICES WE RECEIVE FOR THEM, AND THOSE OTHER RISKS AND UNCERTAINTIES DISCUSSED IN OUR OTHER FILINGS WITH THE SECURITIES AND EXCHANGE COMMISSION. THE FORWARD-LOOKING STATEMENTS IN THIS REPORT ARE ACCURATE AS OF THE DATE OF THE REPORT, AND WE CANNOT UNDERTAKE TO UPDATE THESE STATEMENTS AS OUR BUSINESS OPERATIONS AND ENVIRONMENT CHANGE, EXCEPT AS OTHERWISE REQUIRED BY APPLICABLE FEDERAL SECURITIES LAW.

         This discussion should be read in conjunction with the Partnership's condensed consolidated financial statements and related notes included with this report.

                               EXECUTIVE OVERVIEW

         Pope Resources, A Delaware Limited Partnership ("we" or the "Partnership"), was organized in October 1985 as a result of a spin-off by Pope & Talbot, Inc. ("P&T"). We are engaged in three primary business segments. The first, and by far most significant, segment in terms of owned assets and operations is the Fee Timber segment. Operations in this segment consist of growing timber to be harvested as logs for sale to export and domestic manufacturers. The second most significant segment in terms of total assets owned is the development and sale of real estate. Real Estate segment activities primarily take the form of securing permits and entitlements for unimproved land and then realizing that land's value by selling large parcels to buyers who will take the land further up the value chain, either to home buyers or commercial property operators or lessors. Since these land projects span multiple years, the Real Estate segment may incur losses for multiple years until a major project is sold, which then results in operating income. Our third segment, Timberland Management and Consulting, provides timberland-related services to third parties. These services may take the form of large-scale timberland management, establishing a private timberland investment fund operated by an affiliate of the Partnership, forestry consulting, or acquisition and disposition services.

         Management's major opportunity and challenge is to profitably grow our revenue base. We have added over 46,000 acres, including a 1,300-acre acquisition that closed in October 2004, over the last three years to our owned timberland portfolio. Our real estate challenges center around how and when to "harvest" a parcel of land and capture the optimum value increment through sale. Regarding our third-party timberland services, we are currently without a long-term client contract for the first time since 1997 but continue to diligently seek to secure revenue-producing opportunities for this segment.

                              RESULTS OF OPERATIONS

The following table reconciles and compares key revenue and cost elements that determined net income realized for the three-month period ended September 30, 2004 to the comparable period in 2003. In addition to the table's detailed numeric analysis, the explanatory text that follows the table describes many of these changes by business segment.

                         QUARTER TO QUARTER COMPARISONS
                    (Amounts in $000's except per unit data)

                               Q3 2004 vs. Q3 2003

                                                   Total      Per Unit

Net income:
    3rd Quarter 2004                              $ 1,361        $0.30
    3rd Quarter 2003                                  941         0.21
                                                  -------        -----
       Variance                                   $   420        $0.09
                                                  =======        =====
Detail of earnings variance:
Fee Timber
    Log price realizations (A)                    $   735        $0.16
    Log volumes (B)                                   367         0.08
    Timberland sale income                           --           --
    Depletion                                        (196)       (0.04)
    Other Fee Timber                                 (439)       (0.09)
Timberland Management & Consulting                   --
    Management fee changes                            176         0.04
    Other Timberland Mgmnt & Consulting              (117)       (0.03)
Real Estate                                          --
    Environmental remediation reserve                (171)       (0.04)
    Other Real Estate                                  87         0.02
General & administrative costs                        (11)        --
Interest expense                                       22         --
Other (minority interest and interest inc.)           (33)       (0.01)
                                                  -------        -----
Total change in earnings                          $   420        $0.09
                                                  =======        =====

(A) Price variance allocated based on changes in price using the higher period volume.

(B) Volume variance allocated based on change in sales volume and the average log sales price for higher margin less variance in log production costs.

FEE TIMBER

         Fee Timber revenue is earned primarily from the harvest and sale of logs from the Partnership's 116,000 acres of fee timberland located in western Washington and, to a lesser extent, from the sale of gravel and leases of cellular communication tower sites on our properties. Revenue from the sale of timberland tracts will also appear periodically in results for this segment. Property that the Partnership is using for timberland that is sold for use as development property is accounted for in our Real Estate segment. Our Fee Timber revenue is driven primarily by the volume of timber harvested, which we ordinarily express in terms of millions of board feet, or "MMBF", and by the average prices realized on log sales, which we express in dollars per thousand board feet, or "MBF". In October 2004 we closed on a 1,300-acre timberland acquisition for $12.3 million. This acquisition is primarily merchantable timber that will be harvested over the next few years.

         When discussing our Fee Timber operations, current results are compared to both the last completed quarter and the comparable quarter from the prior year. Both of these comparisons are made to help the reader gain an understanding of the trends in market prices and harvest volumes that affect Fee Timber results of operations. When discussing other segment results, we discuss current quarter performance only in comparison to the prior year's comparable quarter and not in relation to the immediately preceding quarter. This expanded trend analysis for our Fee Timber segment reflects the significance of this segment to our overall results and the impact that market price and harvest volume trends have on Fee Timber and overall Partnership income. Revenue and operating income for the Fee Timber segment for the quarters ended September 30, 2004, June 30, 2004 and September 30, 2003 are as follows:



------------------------------------------------------------------------------------------------------------------


                                                  MINERAL, CELL           TOTAL FEE TIMBER         OPERATING
QUARTER ENDED:                 LOG SALES          TOWER & OTHER           REVENUE                  INCOME
------------------------------------------------------------------------------------------------------------------
September 30, 2004          $     6.8 million     $    0.4 million     $     7.2 million        $   3.1 million
June 30, 2004                     9.1 million          0.3 million           9.4 million            4.4 million
September 30, 2003                5.5 million          0.5 million           6.0 million            2.6 million
------------------------------------------------------------------------------------------------------------------


Fluctuations in total Fee Timber revenue and operating income between Quarter 3 2004 and Quarter 2 2004, and Quarter 3 2004 and Quarter 3 2003, are as follows:

---------------------------------------------------------------------
QUARTERLY CHANGES       TOTAL FEE TIMBER REVENUE     OPERATING INCOME
---------------------------------------------------------------------
Q-3 2004 and Q-2 2004         $   (2.2) million   $ (1.3) million
---------------------------------------------------------------------
Q-3 2004 and Q-3 2003              1.2 million       0.5 million
---------------------------------------------------------------------

         The decrease in revenue and operating income for the current quarter from the quarter ended June 30, 2004 is due to a 4.2 MMBF decrease in harvest volume for the quarter. The decline in harvest volume resulted from our decision to front-load harvest into the first half of 2004 to take advantage of strong export and domestic log markets. By contrast, both revenue and operating income for Fee Timber in the third quarter of 2004 increased relative to the comparable period in 2003. This increase in revenue and operating income is due to harvest volumes that were 1.3 MMBF higher than last year's comparable quarter combined with an improvement in average price realized of $61 per MBF or 13%. The increase in harvest volume is attributable to the January 2004 acquisition of 3,300 acres from Plum Creek Timber Company that enabled us to increase our annual harvest. As a result of three 2004 timberland acquisitions, all of which contained varying, but significant, components of merchantable timber, our annual harvest is expected to be over 60 MMBF in 2004 and 79 MMBF in 2005. Cash flow resulting from this incremental harvest on these acquired lands will serve to offset a large portion of the purchase price for each of these transactions.

         The Partnership harvested the following timber and realized the following average log prices from its fee timberlands for the quarters ended September 30, 2004, June 30, 2004, and September 30, 2003:

                                                                             QUARTER ENDED
                                                     30-SEPTEMBER-04           30-JUNE-04        30-SEPTEMBER-03
                                                    ---------------------   ----------------  ----------------------
LOG SALE VOLUMES (MBF):
    Export                                                    550                   1,558             947
    Domestic                                                9,236                  12,529           8,880
    Pulp                                                    2,807                   2,786           1,814
    Hardwoods                                                 716                     682             408
                                                    ---------------------   ----------------  ----------------------
    Total                                                  13,309                  17,555          12,049
                                                    =====================   ================  ======================


                                                                             QUARTER ENDED
AVERAGE PRICE REALIZATIONS (PER MBF):               30-SEPTEMBER-04         30-JUNE-04          30-SEPTEMBER-03
    Export                                        $        695           $         628       $         542
    Domestic                                               591                     562                 492
    Pulp                                                   226                     234                 208
    Hardwoods                                              564                     582                 559
    Overall                                                517                     517                 456


         We sell our logs to domestic mills and to log brokers that resell our logs to Japanese customers and, when export conditions allow, to the Korean and Chinese log markets. Prices paid by these log brokers are dependent upon the export market for logs but are generally purchased at prices above those paid by domestic customers. In the current quarter, realized export prices increased 28% from the comparable quarter in 2003, and 11% from the second quarter of 2004. The increase in export prices realized from the second quarter of 2004 reflects a higher quality export log mix and a slight decline in export market conditions relative to the second quarter of 2004.

         The amount of log volume sold to the export market as a percentage of overall volume has decreased to 4% in the third quarter of 2004 from 9% in the second quarter of 2004 and 8% for the comparable period in the prior year. This drop in export percentage results from the harvest unit selection process. Certain harvest units are projected before cutting to have a relatively large component of export-quality wood. We moved these units to the front of our annual harvest queue to take advantage of what appeared to be a short-term bump in export pricing. The export market did indeed soften as the year progressed, thus our harvest unit planning in 2004 appears to have had a positive impact on overall price realizations.

         Domestic log prices for the quarter ended September 30, 2004 were 5% and 20% higher than the second quarter of 2004 and the third quarter of 2003, respectively. This improvement in domestic log prices is attributed to a strong housing market in the U.S. combined with a significant decline in logs imported from Canada. The decline in Canadian log volume is due to several factors. First, the unusually hot dry summer of 2003 in British Columbia resulted in a decline in timber harvest. This was followed in late 2003 by a labor strike in British Columbia. These two conditions led to reduced log inventories in western Canada. Finally, hot and dry conditions in western Canada have continued into 2004, resulting in Canadian mills consuming a higher proportion of the timber being harvested in Canada. These same weather conditions that have restricted logging in western Canada have been present to a degree in the U.S. Pacific Northwest. Our Hood Canal tree farm is in a marine-influenced climate, which allows us to continue to harvest when many other tree farms that are further inland are faced with harvest restrictions. All of these factors have resulted in a relatively strong domestic market for logs during the spring and summer of 2004. The confluence of events that have made the strong domestic market for logs possible in 2004 appear to be waning. Management is forecasting a weakening of the domestic log market in 2005.

         Pulp log volumes were 2.8 MMBF, 2.8 MMBF, and 1.8 MMBF for the quarters ended September 30, 2004, June 30, 2004, and September 30, 2003, respectively. The average price realized per MBF on pulp logs was $226, $234, and $208, for the quarters ended September 30, 2004, June 30, 2004 and September 30, 2003, respectively. Pulp log prices have declined 3% from the second quarter of 2004 due to higher chip inventories in local pulp mills. Wood chips are a byproduct of lumber mills, which have had a very good year in 2004 and as a result are producing more wood chips, which have in-turn, decreased the demand for pulp logs.

         Revenue and operating income for the Fee Timber segment for the nine months ended September 30, 2004, and 2003 are as follows:



------------------------------------------------------------------------------------------------------------------
                                                       MINERAL, CELL       TOTAL FEE TIMBER
     NINE MONTHS ENDED:              LOG SALES         TOWER & OTHER            REVENUE          OPERATING INCOME
------------------------------------------------------------------------------------------------------------------
September 30, 2004             $   26.9 million    $  1.1 million       $    28.0 million     $      13.6 million
September 30, 2003                 18.1 million       1.0 million            19.1 million             8.4 million
------------------------------------------------------------------------------------------------------------------


         On a year-to-date basis, revenue and operating income increased $8.9 million and $5.2 million, respectively, from September 30, 2003 to September 30, 2004. Both increases are due to the increased volume of log sales from the January timberland acquisition and an increase in average log prices. Harvest volume has increased 13.3 MMBF, or 35%, to 51.2 MMBF from 37.9 MMBF in the prior year. Average log prices have increased $48 per MBF, or 10%, to $526 per MBF from $478 per MBF in prior year.

         The Partnership harvested the following timber and realized the following average log prices from its fee timberlands for the nine months ended September 30, 2004 and 2003:

                                                     30-SEPTEMBER-04        30-SEPTEMBER-03
                                                     ----------------       ---------------
  LOG SALE VOLUMES (MBF):
    Export                                                7,732                  3,580
    Domestic                                             33,455                 27,106
    Pulp                                                  8,226                  5,562
    Hardwoods                                             1,803                  1,642
                                                     ----------------       --------------
    Total                                                51,216                 37,890
                                                     ================       ==============

  AVERAGE PRICE REALIZATIONS (PER MBF):              30-SEPTEMBER-04        30-SEPTEMBER-03
                                                     ----------------       ---------------
    Export                                           $      655             $      569
    Domestic                                                568                    516
    Pulp                                                    227                    213
    Hardwoods                                               570                    547
    Overall                                                 526                    478


          Year-to-date export prices have increased 15% above prices realized during the comparable period in the prior year. The cyclical improvement in the export market is a welcome change from the last few years, but should be taken in context with the structural changes that management continues to believe have changed the long-term log export market. Logs from the Pacific Northwest region of the United States continue to face competition in Asia from lower valued log species supplied by other countries. Additionally, greater use of alternative building materials and engineered wood products have diminished the price premium we have historically been able to obtain for Douglas-fir logs sold to the export market. Offsetting this downward pressure on log prices, the weakened state of the U.S. dollar relative to the Japanese yen has helped improve the competitiveness of our logs in certain markets this year. A modest economic recovery in Japan has also contributed to stronger export log pricing this year.


Domestic log prices for the nine months ended September 30, 2004 are 10% above those experiences for the comparable period in prior year. This increase in domestic log prices is attributed to the decline in volume being imported from Canada to the United States combined with relatively strong housing starts. Lumber prices have begun to decline, which has had a negative impact on log prices. Log prices have begun to decline in the last quarter of 2004 and are expected to remain flat or decline in 2005.

         For the nine-months ended September 30, 2004 and 2003 pulp log volumes were 8.2 MMBF and 5.6 MMBF, respectively. The increase in pulp log volumes is attributable to the overall increase in timber harvested. The factors sighted above that have resulted in a weakening of the pulp market in the third quarter of 2004 did not have as large an influence on pulp prices in the first half of 2004. As a result, pulp log price realizations for the nine months ended September 30, 2004 and 2003 were $227 and $213 reflecting the overall improvement in log prices in 2004 over 2003.

COST OF SALES

          Cost of sales for the Fee Timber segment consists of harvest costs and depletion expense. Harvest costs represent the direct costs incurred by us to manufacture trees into logs and deliver those logs to their point of sale. Depletion expense represents the cost of acquiring or growing the timber harvested and is calculated using a depletion rate developed from an accumulation of the cost of the timber, divided by the estimated volume of merchantable timber available for harvest. The depletion rate is then applied to the volume harvested to calculate depletion expense. Fee Timber cost of sales for the quarters ended September 30, 2004, June 30, 2004, and September 30, 2003, respectively, were:

--------------------------------------------------------------------------------------------------------
                                   HARVEST AND HAUL
QUARTER ENDED:                     COSTS                      DEPLETION EXPENSE              TOTAL
--------------------------------------------------------------------------------------------------------
September 30, 2004              $     2.2 million       $        1.0 million        $    3.2 million
June 30, 2004                         2.8 million                1.3 million             4.1 million
September 30, 2003                    1.9 million                0.8 million             2.7 million
--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------
                                    HARVEST AND HAUL        DEPLETION EXPENSE PER
QUARTER ENDED:                        COSTS PER MBF                  MBF                     TOTAL
--------------------------------------------------------------------------------------------------------
September 30, 2004              $          171          $            72              $         243
June 30, 2004                              160                       72                        232
September 30, 2003                         164                       64                        228
--------------------------------------------------------------------------------------------------------

         Harvest and haul costs, depletion expense, and total cost of sales have increased in the third quarter of 2004 relative to the comparable period in 2003 and decreased relative to the second quarter of 2004. These changes are explained primarily by changes in harvest volume. Harvest costs vary based upon the physical site characteristics of acres harvested during the year. For example, sites that are not readily accessible, or are located on a steep hillside, are more expensive to harvest. Furthermore, haul costs vary based upon the distance between the harvest area and the mill customer's location. For the quarter ended September 30, 2004, harvest costs per MBF have increased relative to the second quarter of 2004 due to longer haul distances to customer locations and higher fuel costs. We did not begin to experience the impact of this increase to fuel costs until the middle of 2004. In addition, the units harvested during the third quarter from the Hood Canal tree farm were located on steeper terrain relative to those harvested in the second quarter, thus increasing the average cost to harvest.

         The depletion expense rate applied to harvest volume is calculated annually in January and does not normally change during the year. Depletion expense per MBF has increased from $64 to $72, or 13%, in 2004 relative to 2003 due to the January 2004 timberland acquisition. Our depletion policy takes into account a number of factors (i.e., age class distribution, species mix, geography, and similarity of market outlets) in determining whether to add an acquisition to a pre-existing depletion cost pool or to instead create a separate stand-alone cost pool. Based on these factors, the January 2004 timberland acquisition was added to the pre-existing cost pool that includes our Hood Canal and Columbia tree farms. By contrast, the depletable costs associated with the above-referenced October 2004 timberland acquisition and a smaller acquisition closed in August 2004 will be allocated to a separate cost pool. This is due primarily to the fact that both of these transactions, relative to the rest of our aggregate fee timberland portfolio, have a substantially higher proportion of mature age classes containing merchantable timber. This separate depletion pool is expected to result in an increase in our depletion rate for timber harvested in the fourth quarter of 2004, as well as in 2005 and 2006.

         Fee Timber cost of sales for the nine months ended September 30, 2004 and 2003 were:


--------------------------------------------------------------------------------------------------------
NINE MONTHS ENDED:                   HARVEST AND HAUL                                     TOTAL COST OF
                                           COSTS                   DEPLETION                  SALES
--------------------------------------------------------------------------------------------------------
September 30, 2004               $      8.1 million      $         3.7 million        $    11.8 million
September 30, 2003                      6.1 million                2.4 million              8.5 million
--------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------
                                    HARVEST AND HAUL        DEPLETION EXPENSE PER        TOTAL COST OF
NINE MONTHS ENDED:                    COSTS PER MBF                  MBF                     SALES
--------------------------------------------------------------------------------------------------------
September 30, 2004              $          158          $            72              $         230
September 30, 2003                         161                       64                        225
--------------------------------------------------------------------------------------------------------

         Cost of sales has increased $3.3 million for the nine months ended September 30, 2004 from the comparable period in 2003. This increase in cost of sales is attributable to the 35% increase in harvest volume. The decrease in harvest and haul costs per MBF is due to the types of stands that have been harvested in 2004. When compared to the same period in 2003, the stands we have been harvesting in 2004 have been in locations that are less costly to operate. Harvest and haul costs per MBF are expected to increase in 2005 as the current harvest plan includes a number of harvest units that are expected to be more costly to harvest than those harvested in 2004.

OPERATING EXPENSES

         Fee Timber operating expenses for the quarters ended September 30, 2004, June 30, 2004 and September 30, 2003 were $924,000, $931,000, and
$655,000, respectively. Operating expenses on a quarterly basis vary depending primarily on the timing of road maintenance and silviculture projects. For example, the increase in operating expenses between the quarter ended September 30, 2004 and September 30, 2003 is due to timing of chemical site preparation and precommercial thinning projects. Fee Timber operating expenses for the nine months ended September 30, 2004 and 2003 were $2.7 million and $2.2 million, respectively.

         The increase in year-to-date operating expenses compared to last year is due primarily to an increase in the cost of road maintenance following Washington State's new road maintenance and abandonment rules. The new road maintenance and abandonment rules are expected to result in an increase in road maintenance costs for the next two to three years.

TIMBERLAND MANAGEMENT & CONSULTING

         Revenue and operating loss for the Timberland Management & Consulting segment for the quarters and nine months ended September 30, 2004 and 2003 were as follows:

--------------------------------------------------------------------
QUARTER ENDED:
                                      REVENUE        OPERATING LOSS
-------------------------------------------------------------------
September 30, 2004                $  0.5 million   $ 0.1 million
September 30, 2003                   0.4 million     0.1 million
-------------------------------------------------------------------

-------------------------------------------------------------------
NINE MONTHS ENDED:
                                      REVENUE        OPERATING LOSS
-------------------------------------------------------------------
September 30, 2004                $  1.0 million   $ 0.6 million
September 30, 2003                   1.0 million     0.4 million
-------------------------------------------------------------------

         Revenue for the quarter ended September 30, 2004 was $124,000 higher than the comparable period in 2003. Operating loss for the current quarter was $59,000 lower than the comparable period in 2003. On a year-to-date basis, revenue has decreased $37,000 and operating loss increased $121,000 from the comparable period in the prior year. In December 2003 we completed a management and disposition project, which has resulted in the decline in revenue and increase in operating loss from the prior year's year to date results. Management's focus on signing a new long-term management agreement and securing equity capital for the launch of a private equity timber fund has also contributed to the higher operating loss in 2004.

OPERATING EXPENSES

         Timberland Management & Consulting operating expenses for the quarters ended September 30, 2004 and 2003 were $540,000 and $475,000, respectively. The increase in current quarter operating expenses over the comparable period in the prior year is due to an increase in employee related costs. On a year-to-date basis, operating expenses for the nine months ended September 30, 2004 and 2003 were $1.6 million and $1.5 million, respectively. Operating expenses were higher in 2004 based primarily on a $70,000 bad debt expense in the first quarter of 2004 associated with the write-down of a receivable from a former customer of our closed timberland consulting operation in British Columbia.

REAL ESTATE

         The Partnership's Real Estate segment consists primarily of residential and commercial property rents and of revenue from the sale of land to developers or investors. The Partnership's real estate holdings are located in Pierce, Kitsap, and Jefferson Counties in Washington State.

         Revenue and operating income (loss) for the Real Estate segment for the quarters and nine months ended September 30, 2004 and 2003 are as follows:

-----------------------------------------------------------------------
QUARTER ENDED:                     REVENUE            OPERATING LOSS
-----------------------------------------------------------------------
September 30, 2004               $ 0.4 million      $  0.3 million
September 30, 2003                 0.2 million         0.2 million
-----------------------------------------------------------------------

-----------------------------------------------------------------------
NINE MONTHS ENDED:                 REVENUE             OPERATING
                                                     INCOME/(LOSS)
-----------------------------------------------------------------------
September 30, 2004               $ 2.7 million      $  0.7 million
September 30, 2003                 1.2 million        (0.3) million
-----------------------------------------------------------------------

         Current quarter revenue includes $130,000 of sales from a residential lot subdivision on a portion of the Columbia tree farm as well as lease revenue from the Port Gamble townsite. On a year to date basis, revenue includes $1.9 million from a 426-acre sale to Kitsap County for a regional park in Kingston. Operating expenses include costs incurred while management pursues zoning and development entitlements to maximize value from the Partnership's 2,600-acre portfolio of land investments in the Real Estate segment and environmental remediation charges resulting from remediation activities at the Port Gamble townsite. The current status of these pursuits is described below.

         We are working on plans and permits for a water tank and road improvements to the commercial portion of our development property in Gig Harbor, Washington. We are currently negotiating terms of sale with Costco for 17 acres and Northwest Capital Investors for 1.7 acres. We do not expect either of these transactions to close until 2006. We also have signed a purchase and sale agreement with a developer to sell 205 acres of the 248-acre Hansville property for $1.5 million. This portion of the Hansville property, also identified by its plat name of "Homestead," has preliminary plat approval for 89 residential lots. We expect to close on this transaction in the fourth quarter of 2004.

         Separately, we have obtained preliminary approvals for several large-lot residential subdivisions that we have started marketing. These large-lot subdivisions reflect an emergent strategy for conversion of marginal timberland into near-term cash where the realizable per acre real estate values are sufficiently in excess of timberland values.

COST OF SALES

         Real Estate cost of sales for the quarters ended September 30, 2004 and 2003 were $36,000 and $10,000, respectively. For the nine months ended September 30, 2004 and 2003 cost of sales were $104,000 and $233,000, respectively. Cost of sales during the current quarter represents cost basis on the lots sold from the subdivision located on a portion of the Columbia tree farm. On a year-to-date basis, cost of sales captures not only the aforementioned basis of subdivision lots but also represents the Partnership's cost basis of the 426-acre sale to Kitsap County. The property sold in this latter transaction was raw acreage with a relatively low cost basis. For tax purposes, a portion of the gain realized on this sale to Kitsap County was deferred as the result of utilizing a reverse like-kind exchange strategy in connection with our January 2004 timberland purchase. Cost of sales in the comparable period in 2003 represented basis on a plat sale in Everett, Washington. The basis in the sale completed in 2003 was higher due to the cost of platting the property.

OPERATING EXPENSES

         Operating expenses in the Real Estate segment include employee and professional consultant costs incurred as management works to secure the entitlements necessary to add value to our portfolio of development properties as well as the cost of environmental remediation charges and operating expenses at the Port Gamble townsite. Real Estate operating expenses for the quarters ended September 30, 2004 and 2003 were $599,000 and $400,000, respectively. For the nine-month periods ended September 30, 2004 and 2003, operating expenses were $1.9 million and $1.2 million, respectively. Operating expenses include charges for environmental remediation at the Port Gamble townsite of $171,000 in the current quarter and $466,000 on a year to date basis, which are discussed in more detail below. The increase in operating expenses on a year to date basis are due to both the environmental remediation charge and repairs and maintenance costs at the Port Gamble townsite.

ENVIRONMENTAL REMEDIATION

         Following remediation efforts performed in the third quarter of 2004, management asked its environmental remediation consultant to update its estimate of costs to complete the remediation project in and around the townsite of Port Gamble. These experts informed management that the cost to complete the remediation project at Port Gamble would be between $572,000 and $654,000. The experts also informed management that no single estimate within that range has a higher likelihood of representing actual results than another. Consistent with Generally Accepted Accounting Principles, we recorded a $171,000 charge in September 2004 to bring the liability to the low point of the range provided. The environmental liability at September 30, 2004 includes $555,000 that the Partnership expects to expend in the next 12 months and $17,000 thereafter. Environmental remediation charges incurred in 2004 stem from the discovery in the second quarter of 2004 of higher than anticipated levels of contamination at the millsite during routine monitoring following the remediation activities completed in 2002. As a result of this discovery, management's environmental remediation experts made their best estimate of the cost to complete the remediation project. This estimate was used to calculate the remediation charge incurred in the second quarter of 2004. While no additional contamination was discovered in the third quarter of 2004, management asked its remediation experts to update their estimate of costs to complete the project, resulting in the additional charge taken in the third quarter.

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

         Activity in the environmental remediation liability is detailed as follows:


                                      BALANCES AT THE   ADDITIONS    EXPENDITURES     BALANCES AT
                                      BEGINNING OF THE      TO           FOR          THE END OF
                                           PERIOD         ACCRUAL    REMEDIATION        PERIOD
                                      ------------------------------------------------------------
Year Ended December 31, 2000          $  120,000      $1,956,000      $  206,000      $1,870,000
Year Ended December 31, 2001           1,870,000            --           461,000       1,409,000
Year Ended December 31, 2002           1,409,000         730,000       1,510,000         629,000
Year Ended December 31, 2003             629,000            --           337,000         292,000
Quarter ended March 31, 2004             292,000            --             9,000         283,000
Quarter ended June 30, 2004              283,000         295,000          90,000         488,000
Quarter ended September 30, 2004         488,000         171,000          87,000         572,000


GENERAL AND ADMINISTRATIVE (G&A)

         General and administrative expenses for the quarters ended September 30, 2004 and 2003 were $660,000 and $649,000, respectively. For the nine months ended September 30, 2004 and 2003, general and administrative expenses were $2.1 million in both periods. The Partnership is projecting G&A expenses for 2004 to approximate $3.0 million.

INTEREST INCOME AND EXPENSE

         Interest income for the quarter ended September 30, 2004 declined to $41,000 from $74,000 at September 30, 2003. For the nine-month period interest income declined to $90,000 as of September 30, 2004 from $226,000 at September 30, 2003. The decline in interest income is due to receipt of payment on the balance of the note receivable from the purchaser of the Port Ludlow resort operations, sold in 2001. This note was paid off in March 2004.

         Interest expense for the three-month period ended September 30, 2004 and 2003 was $739,000 and $761,000, respectively. For the nine-month period, interest expense totaled $2.3 million as of September 30, 2004 and 2003. The Partnership's debt consists primarily of mortgage debt with a fixed interest rate. The decrease in interest expense in the third quarter of 2004 is due to scheduled annual principal payments on the mortgage. In the second quarter of 2004 the Partnership was required to complete a "make-whole" payment due the mortgage lender as the result of an unscheduled $347,000 prepayment on the Partnership's timberland mortgage attributable to the land sale to Kitsap County. The land sold in this transaction was included as collateral on the Partnership's timberland mortgage. Sale of that property resulted in a required principal payment and the "make whole" payment.

INCOME TAX

         Pope Resources is a limited partnership and is therefore not subject to corporate income tax. Taxable income/loss is reported to unitholders each year on a Form K-1 for inclusion in each unitholder's tax return. Pope Resources does have subsidiaries that are corporations and are subject to income tax.

         In 2004 we have recorded a valuation allowance for the tax asset created from the losses incurred in our taxable subsidiaries. As a result there is no income tax provision in 2004. The valuation allowance recorded in 2004 was based upon current projections of net income in these subsidiaries. As of September 30, 2004 the Partnership has a deferred tax asset of $1.0 million resulting from the liquidation of a Canadian entity with accumulated net operating losses in 2002.

SUPPLEMENTAL SEGMENT INFORMATION

         The following table provides comparative operating information for the Partnership's segments:


                                                                         SEGMENT INFORMATION
                                                                        (all amounts in $000's)

                                                      Three months ended Sept.30,   Nine months ended Sept. 30,
                                                          2004           2003          2004            2003
Revenues:
    Fee Timber                                          $  7,215       $  5,994       $ 27,995       $ 19,107
    Timberland Management & Consulting (TM&C)                477            353            999          1,036
    Real Estate                                              359            218          2,677          1,214
                                                        --------       --------       --------       --------
        Total                                           $  8,051       $  6,565       $ 31,671       $ 21,357
                                                        ========       ========       ========       ========
EBITDDA:
    Fee Timber                                          $  4,055       $   3,398      $ 17,359       $ 10,959
    TM&C                                                     (41)          (106)          (500)          (395)
    Real Estate                                             (246)          (169)           815           (196)
    General & administrative and minority interest          (569)          (550)        (1,847)        (1,814)
                                                        --------       --------       --------       --------
        Total                                           $  3,199       $  2,573       $ 15,827       $  8,554
                                                        --------       --------       --------       --------
Depreciation, depletion and amortization:
    Fee Timber                                          $    997       $    807       $  3,798       $  2,526
    TM&C                                                      22             16             66             50
    Real Estate                                               30             23            114             62
    General & administrative                                  91             99            269            290
                                                        --------       --------       --------       --------
        Total                                           $  1,140       $    945       $  4,247       $  2,928
                                                        ========       ========       ========       ========
Operating income/(loss):
    Fee Timber                                          $  3,058       $  2,591       $ 13,561       $  8,433
    TM&C                                                     (63)          (122)          (566)          (445)
    Real Estate                                             (276)          (192)           701           (258)
    General & administrative                                (660)          (649)        (2,116)        (2,104)
                                                        --------       --------       --------       --------
        Total                                           $  2,059       $  1,628       $ 11,580       $  5,626
                                                        ========       ========       ========       ========

                                       23

                  RECONCILIATION BETWEEN NET INCOME AND EBITDDA
                             (all amounts in $000's)

                                                                     Three months ended
                                                    30-Sep-04             30-Sep-03          30-Jun-04
Net income                                           $ 1,361               $ 941              $ 3,997
Added back:
    Interest, net                                        698                 687                  776
    Depletion                                            975                 779                1,294
    Depreciation and amortization                        165                 166                  174
    Income tax expense                                    --                  --                   --
Less:
    Income tax benefit                                    --                  --                   --
                                                  ----------           ----------             -------
EBITDDA                                              $ 3,199              $ 2,573             $ 6,241
                                                  ==========           ==========             =======


             RECONCILIATION BETWEEN CASH FROM OPERATIONS AND EBITDDA
                             (all amounts in $000's)

                                                       Three months ended
                                      30-Sep-04             30-Sep-03          30-Jun-04
Cash from operations                        $ 2,763           $ 2,647            $ 7,272
Added back:
    Change in working capital                   237               --
    Interest                                    698               687                776
    Deferred profit                              --                26                 33
    Income tax expense                           --                --                  -
    Other                                        --                --                  -
Less:
    Change in working capital                    --              (587)            (1,834)
    Deferred profit                            (465)               --                 --
    Income tax benefit                                             --                 --
    Cost of land sold                           (36)             (200)                --
    Other                                         2                --                 (6)
                                       ------------        ----------         ----------
EBITDDA                                     $ 3,199           $ 2,573            $ 6,241
                                       ============        ==========         ==========



         * EBITDDA, a non-GAAP measure is defined as earnings before interest, income tax, depletion, depreciation, and amortization. The Company considers earnings (net income or loss) before interest expense, income taxes, depreciation, depletion and amortization (EBITDDA) to be a relevant and meaningful indicator of liquidity and earnings performance commonly used by investors, financial analysts and others in evaluating companies in its industry and, as such, has provided this information in addition to the generally accepted accounting principle-based presentation of net income or loss.



ANALYSIS OF OPERATING INCOME

         The following table sets forth expenses as a percentage of revenue for the quarters and nine month periods ended September 30, 2004 and 2003:

                                                  QUARTER ENDED           NINE MONTHS ENDED
                                                  SEPTEMBER 30,             SEPTEMBER 30,
                                              ----------------------- ---------------------------
                                                2004        2003          2004          2003
                                              ---------- ------------ ------------- -------------
Revenue                                           100%        100%        100%          100%
Cost of sales                                      41          42          37             41
Operating expenses                                 23          23          18             23
Environmental remediation                           2           -           1             -
General, and
administrative expenses                             8          10           7             10
                                              ---------- ------------ ------------- -------------
Operating income                                   26%         25%         37%            26%
                                              ========== ============ ============= =============

         Cost of sales includes the cost of purchasing and producing tangible goods for sale. Cost of sales for the Partnership will fluctuate due to the mix of revenue between the sale of tangible goods and revenue generated from providing services. Cost of sales as a percentage of revenue has decreased on both a quarter-to-date and year-to-date basis from the comparable period in the prior year. The small decrease in cost of sales as a percentage of revenue for the quarter results from the increase in average price realized on timber sold. Year-to-date results reflect the impact of a land sale recorded in the Real Estate segment during the second quarter. This land sale consisted of $1.9 million of revenue and $55k of basis resulting in a decline in cost of sales as a percentage of revenue. The land sold was timberland with a relatively low basis resulting in a very high gross margin on the sale.

         Operating expenses consist of salary and other costs directly attributable to revenue-generating activities. As a percentage of revenue, operating expenses as a percent of revenue have not changed from prior year. On a year-to-date basis, operating expenses as a percentage of revenue decreased 5% to 18% from 23%. The decrease in operating expenses as a percentage of revenue is due to the aforementioned land sale, which contributed $1.9 million of revenue with no change in operating expenses.

         G&A expenses as a percentage of revenue have declined on both a quarter-to-date and year-to-date basis. General and administrative expenses on a raw dollar basis remained consistent between the two periods while revenue increased.

LIQUIDITY AND CAPITAL RESOURCES

         We ordinarily finance our operations using funds from operations and, where appropriate in management's assessment, lender lines of credit. Funds generated from operations and externally through financing are expected to provide the required resources for the Partnership's capital expenditures for the foreseeable future and the Partnership expects funds to be available from its existing lenders on substantially the same terms and conditions as have been available previously. Management completed a timberland acquisition in October of 2004. The $12.3 million purchase price on this acquisition was funded through a combination of cash on hand and short-term financing. We expect the short-term financing to be paid off by early 2005.

         The Partnership's debt-to-total-capitalization ratio was 40% at September 30, 2004. This represents a decline from December 31, 2003, at which time we had a debt-to-total-capitalization ratio of 45%. Based upon current plans, the debt-to-total-capitalization ratio is expected to continue its decline as we make our regularly scheduled mortgage payments and net income adds to partners' capital.

         We are currently seeking investment capital for ORM Timber Fund I, LP. Pope Resources will co-invest 10% of the fund's projected $50 million of third-party equity capital, or approximately $5 million. ORMLLC, an indirect subsidiary of the Partnership and general partner of the ORM Timber Fund, is expected to earn asset management and acquisition fees from the fund.

         Management's current plan is to harvest over 9 MMBF of timber over the remaining three months of 2004 for a total fiscal 2004 harvest in excess of 60 MMBF. Since harvest plans are based on demand and pricing, actual harvesting may vary subject to management's ongoing review.

         In the nine months ended September 30, 2004, cash generated by operating activities was $14.3 million, which represents a $7.7 million increase over the prior year. This increase results primarily from the increase in harvest volume to 51.2 MMBF from 37.9 MMBF for the comparable period in the prior year. Overall cash and cash equivalents decreased $273,000 from December 31, 2003. Cash used in investing activities for the nine months ended September 30, 2004 was $11.2 million and consisted of $8.9 million for timberland acquisitions, $1.1 million in capitalized costs for the Gig Harbor project, $443,000 of reforestation expenditures, $415,000 of capital improvements to buildings and a small land purchase at the Port Gamble townsite, and $326,000 in other capital improvements. Cash used in financing activities included mortgage and local improvement district principal payments of $2.0 million, three unitholder distributions totaling $1.3 million and a minority interest payment of $59,000.

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

SEASONALITY

         FEE TIMBER. The Partnership owns 116,000 acres of timberland in Washington State. Our timber acreage is concentrated in two non-contiguous tree farms: the 72,000-acre Hood Canal tree farm located in Kitsap, Jefferson, and Mason Counties on the eastern side of Washington's Olympic Peninsula; and the 44,000-acre Columbia tree farm located in Cowlitz, Clark, Lewis, Skamania, and Pierce counties on the western side of Washington's Cascade mountain range.

         The Hood Canal tree farm is concentrated at low elevations, which permits us to harvest trees year-round. Generally, we concentrate our harvests from this tree farm in the winter and spring when supply, and thus competition, is typically lower and, accordingly, when we can expect to receive higher prices. With the acquisition of the Columbia tree farm in 2001, management expected a decrease in the seasonality of Fee Timber operations as the Columbia tree farm is at higher elevations where harvest activities are most feasible in the middle nine months of the year. In practice, over the last few years our harvest has tended to be more front-loaded as log prices have been relatively strong in the first half of the year, leading management to weight the harvest plans toward the first nine months. In future periods, management expects quarterly harvest volume to be affected by both local market conditions for logs and weather conditions.

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

RISKS AND UNCERTAINTIES

         Our business is subject to a number of risks and uncertainties, any one or more of which could impact our operating results and financial condition materially and adversely. Some of these risks are discussed in greater detail below, arranged according to business segment. In addition, we face a number of risks that affect our business generally. For example the Partnership competes against much larger companies in each of its business segments. These larger competitors may have access to larger amounts of capital and significantly greater economies of scale. As another example, land ownership carries with it the risk of incurring liabilities due to accidents that take place on the land and previously undiscovered environmental contamination. While the Partnership tries to maintain adequate accruals to reflect the estimated cost of remediating known environmental contamination and other liabilities resulting from land ownership, these estimates may prove to be inadequate as additional information is discovered.

         A more thorough discussion of the risks and uncertainties that may affect our business is contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2003, and in our various other filings with the Securities and Exchange Commission. Readers should review these risks in evaluating the Partnership, and should recognize that those factors are not an exhaustive list of risks that could cause us to deviate from our expectations. Readers also are cautioned that, in reviewing these risk factors, the factors contained in this report and in our other SEC filings are effective as of the date the filing was made, and we cannot undertake to update those disclosures except as required by applicable federal and state laws.

FEE TIMBER

         Fee Timber revenue is generated primarily through the sale of softwood logs to both domestic mills and third-party intermediaries for resale to the export market. The markets for these products are significantly affected by fluctuations in the U.S. and Japanese economies, as well as by the foreign currency exchange rate between the Japanese yen and the U.S. dollar. Despite the strong prices experienced in the current year, over the last few years the price of logs has eroded in the Japanese market as competing logs and lumber from regions outside of the U.S. have gained market share and engineered wood products have gradually gained market acceptance.

         The domestic market for logs in the Puget Sound region has been impacted by imported lumber from Canada and decreased demand for lumber as engineered wood products have gained market acceptance in the U.S. In addition, we have experienced the gradual concentration of mill ownership with larger mill operators resulting in a decrease in the number of mills operating in the Puget Sound region. If this trend continues, decreases in local price competition for logs may adversely impact our profitability.

         Our ability to grow and harvest timber can be significantly impacted by legislation, regulations or court rulings that restrict or stop forest practices. Restrictions on logging, planting, road building, fertilizing, managing competing vegetation and other activities can significantly increase the cost or reduce available inventory thereby reducing income.

TIMBERLAND MANAGEMENT & CONSULTING

         The Timberland Management & Consulting segment is currently operating without a major long-term timberland management client for the first time since 1997. Management is working to expand our customer base through market outreach efforts.

         Representative of those efforts is our renewed focus on the Investor Portfolio Management Business ("IPMB"), which is a component of our Timberland Management & Consulting segment. Unlike many other components of our business that relate solely or primarily to real estate and timber operations, this line of business carries risks relating to the offer and sale of securities and to the management of investment operations. These activities carry the additional risks of potential liability to investors for breaches of federal and state securities laws, state laws relating to fiduciary duties and similar types of investor action. Litigating these types of claims can be expensive and time consuming, and if brought, would likely distract management from their focus on ordinary operating activities.

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

CAPITAL EXPENDITURES AND COMMITMENTS

         Total capital expenditures in 2004 (excluding $21.2 million of timberland acquisitions) are currently expected to be approximately $3.8 million, of which $2.3 million has been expended through September 30, 2004. The $3.8 million in 2004 capital expenditures includes $1.7 million of expenditures related to the Real Estate project at Gig Harbor. The actual pace of aniticpated expenditures in connection with the Gig Harbor project depend on how quickly we are able get approval from the City of Gig Harbor on our planned infrastructure improvements at the site. The Partnership expects that the funds for these expenditures will be generated internally through operations and externally through financing on terms substantially similar to those available previously.

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

LITIGATION

         The Partnership may from time to time be a defendant in lawsuits arising in the ordinary course of business. As of September 30, 2004 and as of the date of this report, there was no litigation pending or, to management's knowledge, threatened that, if determined adversely to the Partnership, would have a material adverse effect on the Partnership's business, operating results or financial condition.

ACCOUNTING MATTERS

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         Management believes its most critical accounting policies and estimates relate to management's calculation of timber depletion and liabilities for matters such as environmental remediation, and potential asset impairments. In relation to liabilities, potential impairments and other estimated charges, it is management's policy to conduct ongoing reviews of significant accounting policies and assumptions used in the preparation of the financial results of the Partnership. The assumptions used are tested against available and relevant information and reviewed with subject-matter experts for consistency and reliability. During the preparation of financial results, tests are conducted to ascertain that the net book carrying values of assets are not in excess of fair values. These tests use current market information, if available, or other generally accepted valuation methods, such as future cash flows. When the use of estimates is necessary, an exact answer is unlikely, and therefore, the reporting within a range of likely outcomes is used in the preparation of the financial statements. Tests are also applied in order to be reasonably assured that liabilities are properly reflected on the records of the Partnership and that the notes to the financial statements are prepared in a fashion that informs readers of possible outcomes and risks associated with the conduct of business.

         DEPLETION-COST POOLS: Depletion represents the cost of timber harvested and is charged to operations by applying a depletion rate to volume harvested during the period. The depletion rate is calculated in January each year by dividing the Partnership's cost of merchantable timber by the volume of merchantable timber. Merchantable timber is defined as timber that is equal to or greater than 40 years of age.

         To calculate the depletion rate the Partnership combines all properties with similar characteristics and uses one depletion rate for all volume harvested from that timberland asset pool. Each timberland acquisition is evaluated for consistency with the already established timberland portfolio using the following five characteristics:

1. Management-Will the acquisition be managed as part of the existing cost pool?

2. Location-Is the tree farm in the same geography as the existing timberland cost pool?

3. Products-Will the products harvested from the acquisition be substantially similar to those harvested from the existing cost pool?

4. Customers/Markets-Will the harvest from the acquisition be sold to the same customers/markets as logs harvested from the existing cost pool?

5. Stocking-Are the acres in the acquisition of a similar age class distribution to the existing cost pool? (If the premerchantable timberland acres in the acquisition are less than 50% of total acres, stocking on the acquisition will be deemed sufficiently different and strongly indicate that a separate pool is appropriate.)

         In August 2004, the Partnership acquired 40 acres of timberland located near the existing Hood Canal tree farm. Based upon the acquisition's geographical location and management's evaluation of its inventory, this acquisition was consistent with the existing cost pool for the first four characteristics listed above. However, all 40 acres of this acquisition are merchantable timber. As a result we will create a separate depletion pool for this acquisition that will have a depletion rate of $381 per MBF and that rate will be applied only to the timber harvested from these 40 acres. Similarly in October 2004 we acquired 1,339 acres of timberland that are substantially all merchantable timber. We will create a separate pool for this acquisition with a depletion rate of $364 per MBF that will only be applied to timber harvested from these acres

         DEPLETION-ESTIMATED VOLUME: Inventory volumes take into account the applicable state and federal regulatory limits on timber harvests as applied to the Partnership's properties, including the new Forests and Fish law that supplements Washington State's forest practice regulations to provide for expanded riparian management zones, wildlife leave trees, and other harvest restrictions. Timber inventory volume is accounted for by the Partnership's standing timber inventory system, which utilizes annual statistical sampling of the timber (cruising) with annual adjustments made for estimated growth and the depletion of areas harvested.

         The standing inventory system is subject to two processes each year to monitor accuracy. The first is the annual cruise process and the second is a comparison of (a) volume actually extracted by harvest to (b) inventory for the corresponding stands of harvested timber in the standing inventory system at the time of the harvest. A "cruise" represents a physical measurement of timber on a specific set of acres. The cruise process is completed when the physical measurement totals are compared to the inventory in the standing inventory system. Only productive acres with timber that is at least 20 years old are selected to cruise. The Partnership cruised 20% of its productive acres with 20 year old or greater timber in both 2002 and 2003 and plans to continue to cruise 20% for at least the next few years. Specific acres are first selected for cruising with a bias towards those acres that have gone the longest without a cruise and, second, with a bias towards those acres that have been growing the longest. As the cruise is being performed, only those trees with a breast height diameter (approximately 4.5 feet from the ground) of at least 6 inches are measured for inclusion in the inventory.

         A 5% change in estimated timber inventory volume would have changed 2003 depletion expense by $152,000.


         ENVIRONMENTAL REMEDIATION: The environmental remediation liability represents estimated payments to be made to remedy and monitor certain areas in and around the townsite of Port Gamble. Port Gamble is a historic town that was owned and operated by the Partnership's antecedent, Pope & Talbot (P&T), through 1985 when the townsite and other assets were spun off to the Partnership. P&T continued to operate the townsite until 1996 and leased the mill site at Port Gamble through January 2002, at which point P&T signed an agreement with the Partnership dividing the responsibility for environmental remediation of Port Gamble between the two parties.

         The environmental remediation liability on the Partnership's books is based upon an estimate of the Partnership's portion of the clean-up costs under this agreement with P&T. During the current quarter the environmental liability increased $171,000 because the most recent estimated cost to complete the Partnership's share exceeded the prior estimate. While the majority of the Partnership's portion of the clean up efforts is complete, there remains the possibility that the remaining remediation or monitoring activities may exceed estimates, resulting in an additional environmental remediation charge. Management will continue to monitor the remaining liability against estimates to complete the clean-up effort to determine if an adjustment to the environmental remediation liability is necessary to accurately represent management's estimate of remaining cost to complete the project.

         DEFERRED TAX ASSETS: The Partnership has a United States subsidiary corporation that has $1.0 million of deferred tax assets as of September 30, 2004. The majority of this balance represents net operating loss carryforwards resulting from the liquidation of our subsidiary in Canada. Management evaluates the likelihood of earning taxable income to absorb net operating loss carryforwards each reporting period to determine if deferred tax assets are likely to be utilized.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

INTEREST RATE RISK

         As of September 30, 2004, the Partnership had $35.8 million of fixed rate debt outstanding with a fair value of approximately $41.3 million based on the current interest rates for similar financial instruments. A change in the interest rate on fixed rate debt will affect the fair value of the debt, whereas a change in the interest rate on variable rate debt will affect interest expense and cash flows. A hypothetical 1% increase in prevailing interest rates would decrease the fair value of the Partnership's fixed-rate long-term debt obligations by $1.8 million.

ITEM 4

CONTROLS AND PROCEDURES

         Management believes that the Partnership's system of internal controls is adequate to promote the timely identification and reporting of material, relevant information. Additionally the Partnership's senior management team meets regularly to discuss significant transactions and events affecting the Partnership's operations. The Partnership's President & CEO and V.P. & CFO lead these meetings and consider whether topics discussed represent information that should be disclosed under generally accepted accounting principles and the rules of the SEC. The Board of Directors of the Partnership's general partner includes an Audit Committee. The Audit Committee reviews the earnings release and all reports on Form 10-Q and 10-K prior to their filing. The Audit Committee is responsible for hiring the Partnership's external auditors and meets with those auditors at least four times each year. The Partnership's system of internal controls include (1) requiring executive management and all managers in accounting roles to sign and adhere to a Code of Conduct and (2) implementation of a confidential hotline for employees to contact the Audit Committee directly with financial reporting concerns.

         The Partnership's President & CEO and V.P. & CFO are responsible for establishing and maintaining disclosure controls and procedures. They have designed such controls to ensure that others make all material information known to them within the organization. Management regularly evaluates ways to improve internal controls.

         As of the end of the period covered by this quarterly report on Form 10-Q our executive officers completed an evaluation of the disclosure controls and procedures and have determined them to be functioning properly and effectively. There were no significant changes in the Partnership's internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership's internal control over financial reporting.


PART II

ITEM 1: LEGAL PROCEEDINGS

         From time to time, the Partnership may be subject to legal proceedings and claims that may have a material adverse impact on its business. Management is not aware of any current legal proceedings or claims that will have, individually or in the aggregate, a material adverse impact on our business, prospects, financial condition or results of operations.

ITEM 2: UNREGISTERED SALES OF SECURITIES AND USE OF PROCEEDS

         (a) - (e) None

ITEM 3: DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None

ITEM 5: OTHER INFORMATION

         (a)      None

         (b) There have been no material changes in the procedures for shareholders of the Partnership's general partner to nominate directors to the board.

ITEM 6. EXHIBITS



31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes Oxley Act of 2002.

32.1 Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (furnished with this report in accordance with SEC Rel. No. 33-8238).

32.2 Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (furnished with this report in accordance with SEC Rel. No. 33-8238).

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 4, 2004.


                   POPE RESOURCES,
                   A Delaware Limited Partnership

                   By:      Pope Mgp, Inc.
                            Managing General Partner


                   By: /s/ David L. Nunes
                   ----------------------------------------------------
                           David L. Nunes
                           President and Chief Executive Officer
                           (Principal Executive Officer)


                   By: /s/ Thomas M. Ringo
                   -----------------------------------------------------
                            Thomas M. Ringo
                            Vice President and CFO
                            (Principal Accounting and Financial Officer)