Form 10-K
period 2004-12-31
POPE RESOURCES LTD PARTNERSHIP
filed 2005-03-09
CIK 784011

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549 FORM 10-K

(Mark one)
|X|	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2004
or
|_|	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from_________ to

Commission File No. 1-9035

Pope Resources, A Delaware Limited Partnership

(Exact name of registrant as specified in its charter)

Delaware	91-1313292

(State of Organization)	(IRS Employer I.D. No.)

19245 Tenth Avenue NE, Poulsbo, WA 98370

(Address of principal executive offices, Zip Code)

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

Yes |X| No|_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
|X|

Indicate by check mark whether the registrant is an accelerated filer within the meaning of Exchange Act Rule 12b-2. Yes |_| No |X|

Approximate aggregate market value of the non-voting equity units of the registrant held by non-affiliates as of June 30, 2004 was $73,212,000.

The number of the registrant’s limited partnership units outstanding as of February 22, 2005 was 4,585,096

Documents incorporated by reference: See Item 15. Exhibit Index Item IV.

Pope Resources, A Delaware Limited Partnership Form 10-K For the Fiscal Year Ended December 31, 2004 Index

PART I

Item 1.                    BUSINESS

OVERVIEW

                Pope Resources, A Delaware Limited Partnership (the “Partnership”), was organized in October 1985 as a result of a spin-off by Pope & Talbot, Inc. (P&T), Pope & Talbot Development, Inc. and other P&T affiliates, of certain of their timberland and real estate development assets.

                The Partnership currently operates in three primary business segments: (1) Fee Timber, (2) Timberland Management & Consulting, and (3) Real Estate. Fee Timber operations consist of the growing and harvesting of timber from the Partnership’s tree farms. Timberland Management & Consulting encompasses providing timberland management and forestry consulting services to third-party owners of timberlands and is conducted primarily through the Partnership’s wholly owned indirect subsidiary, Olympic Resource Management LLC (“ORMLLC”). Real Estate operations consist of efforts to enhance the value of the Partnership’s land investments by obtaining the entitlements and, in some cases, building the infrastructure necessary to make further development possible. Further segment financial information is presented in Note 9 to the Partnership’s Consolidated Financial Statements included in this report.

DESCRIPTION OF BUSINESS SEGMENTS

Fee Timber

                Operations. The Partnership’s Fee Timber segment consists of operations surrounding management of the Partnership’s core assets: the Hood Canal tree farm, which consists of 71,000-acres located in the Hood Canal area of Washington which the Partnership has held since its formation, and the 44,000-acre Columbia tree farm located in the southwestern area of Washington state. The Partnership views its two tree farms as core holdings and manages them as a single operating unit. Operations on the tree farms consist of the growing of timber and the subsequent harvesting and marketing of timber and timber products to both domestic and Pacific Rim markets. The Partnership’s Fee Timber segment produced 85%, 85%, and 72% of the Partnership’s consolidated revenues in 2004, 2003, and 2002, respectively.

                Inventory.   Inventory information discussed below is for both the Hood Canal and Columbia tree farms.

                We define “merchantable timber inventory” to mean timber inventory in productive timber stands that are 35 years of age and older, which represents management’s estimate of when merchantable value would be assigned to the timber in a timberland sale. Stands are not normally at their economic rotation age until after 40 years. As of January 1, 2005, the tree farms’ total merchantable inventory volume was estimated to be 486 million board feet (MMBF). The Partnership’s estimated merchantable timber inventory volume as of January 1, 2004 was 464 MMBF. Economic rotation age represents the estimated optimal age to harvest a specific stand of timber. The economic rotation age varies by geographic site and species but for purposes of calculating the rate used for depletion expense in the Partnership’s financial statements we use 40 years as the estimated age of economic rotation.

                The Partnership’s merchantable inventory as of January 1, 2005 is spread between age classes as follows:

Age Class	1/1/2005 Volume (in MMBF)
35 to 39	67
40 to 44	66
45 to 49	33
50 to 54	30
55 to 59	81
60 to 64	97
65+	112

486

                Timber inventory volume is estimated using the Partnership’s standing timber inventory system, which utilizes annual statistical sampling of the timber (a process called “cruising”) with adjustments made for estimated growth and depletion of areas harvested. The accuracy of this process is monitored through comparing the actual volume taken from stands harvested to the volume by stand indicated by the Partnership’s standing inventory system. This comparison often indicates specific units where the actual cut was different from the inventory. The difference in an aggregate sense for any given year, however, between the volume reflected in the inventory for that year’s harvest units and the amount of harvest volume actually removed from those units is usually within a couple percent of volume harvested. Inventory volumes take into account the applicable state and federal regulatory limits on timber harvests as applied to our properties, including the Forests and Fish Law that supplements Washington State’s forest practice regulations to provide for expanded riparian management zones, wildlife leave trees, and other harvest restrictions. The Partnership cruised 20% of its productive timberland acres with stand ages of at least 20 years in each of the years 2004, 2003, and 2002 and plans to continue at that rate of cruise activity for the next year before reducing it to 10% during subsequent years. The Partnership increased its annual plan for inventory cruises in 2002 in order to more accurately refine future harvest schedules.

                The dominant timber species on the Partnership’s tree farms is Douglas-fir. Douglas-fir is noted for its strength, flexibility, and other physical characteristics that make it generally preferable to other softwoods and hardwoods for the production of construction grade lumber and plywood. In addition to Douglas-fir, inventory on the Partnership’s tree farms include Western Hemlock, Western Red Cedar, and Red Alder. The Partnership’s total merchantable timber inventory as of January 1, 2005 is spread between species as follows:

Species	Volume (in MMBF)	Percent of total

Douglas-fir	352	73%
Western Hemlock	61	12%
Western Red Cedar	21	4%
Other Conifer	13	3%
Red Alder	34	7%
Other Hardwood	5	1%

Total	486	100%

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

                The Partnership’s tree farms as of January 1, 2005 total 115,000 acres. Of this total, approximately 100,000 acres are designated productive acres. Productive acres represent land that is suitable for growing and harvesting timber and excludes acreage that is unavailable for harvest because it is in protected wetlands or riparian management zones (stream set-asides). Productive acres also reflect deductions for roads and other land characteristics that inhibit suitability for growing or harvesting timber. As of January 1, 2005, total productive acres are spread by timber age class as follows:

Age Class	1/1/2005 Acres	%
Clear-cut	1,681	2%
0 to 4	8,661	9%
5 to 9	14,046	14%
10 to 14	4,059	4%
15 to 19	15,503	16%
20 to 24	15,739	16%
25 to 29	10,697	11%
30 to 34	5,094	5%
35 to 39	4,784	5%
40 to 44	3,867	4%
45 to 49	2,010	2%
50 to 54	1,435	1%
55 to 59	3,562	4%
60 to 64	4,192	4%
65+	4,228	4%

	99,558	100%

                The Partnership’s annual harvest level is derived from a long-term harvest plan that factors in economic rotation ages of all stands, existing timber inventory levels, growth and yield assumptions, and regulatory constraints associated with the Washington State Forest Practices Act. From this information, management develops annual and long-term harvest plans predicated on their assessment of existing and anticipated economic conditions with the objective of maximizing long-term values. This plan is updated periodically to take into account changes in timber inventory, including species mix, site index (classification of soil productivity), volume, size, and age of the timber. The long-term harvest plan is calculated using a non-declining even-flow harvest constraint, meaning that future harvest levels will always be as high or higher than current levels.

                Projected annual harvest levels over the next 30 years in million board feet (MMBF):

Period	Harvest
2005	79,100
2006 to 2016	52,500
2017 to 2026	52,500
2027 to 2034	52,500
4

                As stated above, future harvest levels are modeled to be non-declining in volume over time. An exception to this harvest-modeling rule will be made for the approximately 4,700 acres of timberland acquired in 2004, which included a large percentage of merchantable timber. As a result of these transactions, the annual harvest was increased to 60.3 MMBF in 2004 and our harvest level in 2005 is expected to be 79.1 MMBF before declining to 52.5 MMBF in 2006. The increase in harvest level in 2004 and 2005 is expected to recoup a significant portion of the aggregate price paid for these acquisitions. The incremental increase in 2005 harvest over the 2004 level will not have a corresponding significant impact on net income. Depletion costs related to a portion of this incremental harvest will be calculated using a stand-alone cost pool of the timber acquired in late 2004. For the incremental harvest in 2005 over 60 MMBF, this accounting treatment is expected to result in depletion cost that approximates the net stumpage value of the timber harvested and thus, modest earnings impact notwithstanding higher cash flows.

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

                The Fee Timber segment had two major customers, Simpson Timber Company and Weyerhaeuser Company, which represented 18% and 14%, respectively of segment revenue in 2004. Mill competition for available log supply is an important factor in the harvest and sale of logs. Lumber mill ownership had consolidated in prior years. This trend eased in 2004 with the actual and announced opening of several new mills in the Puget Sound region. Further consolidation of mill ownership in the Puget Sound area could cause a decline in prices realized for the Partnership’s logs. The Partnership delivered logs to over 20 separate customers during 2004.

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

                Forestry and Stewardship Practices. The Partnership’s timberland operations incorporate management activities that include reforestation, control of competing brush in young stands, thinning of the timber to achieve optimal spacing after stands are established, and fertilization. During 2004, the Partnership planted 1,136,000 seedlings on 2,700 acres of the Partnership’s tree farms. This compares to the years 2003 and 2002 in which the Partnership planted 677,000 and 648,000 seedlings on 1,700 and 1,500 acres, respectively. Seedlings are generally planted from December to June depending on weather and soil conditions. The number of acres and seedlings planted will vary from year to year based upon harvest level, the timing of harvest, and seedling mortality rates on stands planted in prior years. Management’s policy is to stay current on its reforestation program, returning all timberlands to productive status as soon as economically feasible following harvest.

                Sustainable Forestry Initiative (SFI). In 2003, management engaged Pricewaterhouse Coopers LLP to audit the Partnership’s forestry and stewardship practices against those required by the American Forest & Paper Association for SFI certification. The Partnership’s tree farms passed the audit and are now SFI certified. Certification under SFI is not currently a requirement to sell to customers in the Partnership’s geographic market but the certification is gaining more market acceptance and may represent a competitive advantage in the future. Additionally, management believes that independent third-party verification of the Partnership’s strong commitment to sustainable land stewardship practices helps the Partnership maintain positive relationships with customers and neighbors.

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

Timberland Management & Consulting

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

                Operations. The Timberland Management & Consulting segment’s key operation has been to provide various aspects of timberland management services to third-party timberland owners. During the fourth quarter of 2004 Cascade Timberlands LLC and ORMLLC announced that following an 18-month bankruptcy process, a court approved liquidation plan transferred the ownership of 522,000 acres formerly owned by Crown Pacific LP to Cascade Timberlands LLC. ORMLLC began managing those timberlands as of January 1, 2005.

                                Timberland Management.   Timberland management provides timberland management services to timberland owners. These services generally take the form of a long-term contract where ORMLLC personnel provide on the ground timberland management expertise. As of January 1, 2005 ORMLLC began providing these services to Cascade Timberlands LLC on 522,000 acres located in Oregon and Washington.

                                Portfolio Development. Portfolio development’s goal is to build and manage diversified portfolios of timberlands for third-party investors. An example of the strategy ORMLLC is employing to meet this goal is ORM Timber Fund I, LP. We have made excellent progress toward our goal of raising $50 million of investment capital and expect to close the Fund in the second quarter of 2005. The Fund is being marketed to accredited investors (with a minimum investment of $500,000) and Pope Resources will invest 10% of the $50 million equity portion of the Fund. As the fund approaches closing, ORMLLC will look for timberland for the Fund to acquire. ORMLLC expects to earn timberland management and asset management fees from the Fund. If ORM Timber Fund I, LP is successfully launched, ORMLLC will attempt to raise additional capital and establish a series of Timber Funds.

                                Forestry Consulting. In addition to its timberland management activities, ORMLLC also earns revenue by providing forestry-consulting services to third-party owners and managers of timberland assets in Washington, Oregon, and California. ORMLLC is providing forestry consulting services from five separate locations in Washington: Port Angeles, Port Gamble, Poulsbo, Sedro-Woolley, and Chehalis; one location in Bend, Oregon and one location in McCloud, California.

                Marketing. ORMLLC pursues third-party timberland management opportunities in the U.S. West through direct marketing to timberland owners. Marketing includes regular contact with forest products industry representatives and non-industry owners to develop new business opportunities. ORMLLC has developed brochures and other marketing materials that describe the services provided through the Timberland Management & Consulting segment. The Partnership’s acquisition and disposition activities keep management informed of changes in timberland ownership that can represent opportunities for the Partnership to market its services.

                Customers.  Timberland management revenue in 2004 includes one client that represented 50% of segment revenue.

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

                Operations.    Real Estate operations include (a) residential and commercial property rentals in Port Gamble and (b) that work considered by management necessary to maximize the value of the Partnership’s 3,000-acre portfolio of higher-and-better-use property holdings. This latter objective is generally obtained by securing the entitlements necessary to make development possible.

                                Port Gamble.  Port Gamble has been designated a “Rural Historic Town” under Washington State’s Growth Management Act (GMA). This designation allows for substantial new commercial, industrial, and residential development of the town utilizing historic land use patterns, densities, and architectural character. Efforts in 2004 centered on continuing to introduce and nurture visitor-focused commercial activities to the town. These include antiques, an art gallery, and a teashop. The Partnership has continued to focus on promoting the town as a venue for weddings and events, hosting 31 weddings in its second year and 4 major festivals. The Kitsap Visitor and Convention Bureau recognized these efforts by honoring Port Gamble with its Tourism Promoter of the Year award. Other 2004 efforts included repairs and maintenance activities to make the town more appealing to visitors, residents, and commercial tenants. In the fourth quarter of 2004 the Partnership provided a proposal to the State of Washington to use the Port Gamble millsite for building pontoons for the replacement of the Hood Canal bridge. The outcome of this proposal is not yet known but could provide another revenue generating opportunity for the town while plans for its long-term future is developed.

                                A negotiated settlement with P&T in January 2002 resulted in the Partnership taking over the millsite as well as providing for the initiation of environmental cleanup activities, the responsibility for which is being split between P&T and the Partnership. That settlement represents a significant step toward defining Port Gamble’s future. In January 2005, Pope & Talbot and Pope Resources received Washington State’s highest award from the Washington State Department of Ecology for its work cleaning up the environmental contamination at Port Gamble. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Real Estate – Environmental Remediation Costs.”

                Other Land Investments. The Partnership is also involved in adding value to other real estate development properties (such as those located in Gig Harbor, Bremerton, and Kingston, Washington) through efforts to secure approved development plans for each of these properties. These investments are long-term in nature. With the passage of the GMA in the early 1990’s, the Partnership worked to place as many of its properties as possible within designated Urban Growth Areas to increase long-term values. Value-adding activities include securing favorable zoning and obtaining final plat approvals to allow for the highest and best use of the properties. Once the Partnership has maximized the land value, alternatives for realizing value from the properties will be considered, including development, outright sale, or joint ventures with experienced property developers.

                The Partnership has also developed a rural residential lot program that produces lots from 5 to 80 acres in size. Typically for this type of program the entitlement effort is more modest in scale, usually involving simple lot segregations and boundary line adjustments. Development includes minor road building, surveying, and the extension of utilities. The first of these rural residential projects began marketing in 2004 and is expected to yield sales beginning in 2005. The Partnership expects to develop a steady supply of rural residential lots that will result in an ongoing revenue stream for the Real Estate segment.

                                Gig Harbor. Gig Harbor, a suburb of Tacoma, Washington, is the site of a 320-acre mixed-use development. The Partnership expects to benefit from an amendment to the City of Gig Harbor’s comprehensive plan in 2003 that will allow 35 acres of the property to be rezoned from business-park to commercial retail. Assuming the rezone of the 35 acres occurs, the development opportunity for the 320-acre project will be roughly as follows: 210 acres for residential development; 75 acres for a business park; and 35 acres for a neighborhood commercial center. In December 2003, the Partnership executed a purchase and sale agreement with Costco Wholesale Corporation for approximately 17 acres of the commercial center with the ultimate acreage amount dependent on a finalized site plan. In June 2004, the Partnership executed a purchase and sale agreement with Northwest Capital Investors for 1.7 acres of the commercial center and in 2002, the Partnership executed a purchase and sale agreement with the YMCA for 11 acres of the business park. Prior to closing on these sales, the Partnership will be committed to install infrastructure, including road, sewer, and water infrastructure, in order to facilitate development of the property and comply with obligations set out when the property was annexed into the City. Expenditures to install infrastructure for the Gig Harbor site are expected to begin in the summer of 2005 and continue for several years and are expected to total between $13.0 million and $15.0 million. The Partnership expects revenue from this property to begin in 2006 and peak in conjunction with the anticipated opening in 2007 of a new Tacoma Narrows Bridge span connecting Gig Harbor with Tacoma.

                                Bremerton. The City of Bremerton approved the request for a planned development on the Partnership’s 263-acre mixed-use property within the city limits of Bremerton. The planned development will include 60 acres of industrial and 203 acres of residential uses. In December 2004, the Kitsap County Consolidated Housing Authority entered into a Purchase and Sale Agreement to purchase 203 acres that are zoned for residential use. The road and utility infrastructure needed to complete this sale will allow the Partnership to open up the first phase of the industrial business park for more active marketing.

                                Kingston. The Partnership had a 726-acre residential development project in Kingston called Arborwood. The Partnership is currently developing a plan with Kitsap County to delay processing the project application while undergoing a comprehensive plan amendment to bring urban-level zoning to approximately half of the property. In June 2004, the Partnership sold 426 acres adjacent to this project to Kitsap County for use as a regional park and agreed to extend an option on an additional 360 acres until July 2008 to further expand the park. The option represents the other half of the formerly 726-acre project. Such new zoning coupled with a proposed new wastewater treatment plant would allow reconfiguration of the existing plan to allow a more diverse set of residential products.

                                Hansville. Preliminary plat approval was granted for 89 lots on the 205-acre Hansville property in early 2002. The Partnership marketed the property to local and regional developers and sold it in December 2004.

                Marketing. Marketing activities in the Real Estate segment consisted of marketing residential and commercial space available for lease during 2004. The Partnership continues to list various properties as they become available either to other developers or end users. Rural residential lots are listed with real estate brokers that specialize in raw land sales.

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

                Transportation.  Land values for our Real Estate portfolio are strongly affected by transportation limitations between the Kitsap Peninsula and the Seattle-Tacoma corridor. Transportation options between Seattle/Tacoma and Kitsap County include driving on the Tacoma Narrows Bridge or taking a car ferry. The Washington State Department of Transportation has been working for several years to add a new span to the Tacoma Narrows Bridge connecting Tacoma and Gig Harbor. The project, expected to be completed in 2007, is a public/private partnership that will be financed through the imposition of tolls.

                Ferry transportation in our operating geography currently includes ferries that carry both automobiles and passengers from Kingston, Bremerton, and Bainbridge Island to Seattle and back. Two private companies began offering passenger-only ferry service from the peninsula to Seattle during 2004. Kitsap Ferry Company is operating passenger-only ferry service from Bremerton to Seattle and Aqua Express is offering passenger-only ferry service from Kingston to Seattle. The Partnership expects that the initiation of this passenger-only ferry service will broaden the potential market for our development properties and rural residential lot program.

                Employees.

                 As of January 1, 2005, the Partnership employed 53 full-time, year-round salaried employees and up to 19 part-time and seasonal personnel, who are distributed between the segments as follows:

Segment	Full Time	Part Time/ Seasonal	Total
Fee Timber	12	5	17
Timberland Management & Consulting	22	5	27
Real Estate	10	9	19
General and Administrative	9	—	9

Totals	53	19	72

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

                In the State of Washington, the Forest and Fish Report became the basis for revised Forest Practices Rules and Regulations that were adopted in 1999. The Washington Forest Protection Association produced the Forest and Fish Report through the collaborative efforts of Washington State’s private landowners; federal, state and county governments; and Native American tribes. The goals of these revised rules are to:

•	Provide compliance with the Endangered Species Act (ESA) for aquatic and riparian dependent species on private forest lands;

•	Restore and maintain riparian habitat on private land to support a harvestable supply of fish;

•	Meet the requirements of the Clean Water Act for water quality on private forest lands; and

•	Keep the timber industry economically viable in the State.

        The proposed Water Quality Standards that the Washington State Department of Ecology adopted in 2003 have undergone Department of Ecology and public scrutiny. As such, these rules should be sufficient to comply with the Anti-Degradation Implementation Plan as described in the Clean Water Act.

        The regulatory and non-regulatory forest management programs described above have increased operating costs and resulted in changes in the value of timber and logs from the Partnership’s timberlands. These kinds of programs also can make it more difficult to respond to rapid changes in markets, extreme weather or other unexpected circumstances. One additional effect may be further reductions in usage of (and some substitution of other products for) lumber and plywood. The Partnership does not believe that these kinds of programs have had, or in 2005 will have, a significant effect on the Partnership’s total harvest of timber, although they may have such an effect in the future. Further, management does not expect the Partnership to be disproportionately affected by these programs as compared with typical timberland owners. Likewise, management does not expect that these programs will significantly disrupt its planned operations over large areas or for extended periods.

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

Item 2.                    PROPERTIES

Description	Segment	Acres/ Sq. Ft.	Type	Owned/ Leased	Encumbrance

Poulsbo headquarters building	G&A	4 Acres/ 10,000 Sq. Ft.	Office building	Owned	None

Total Acres used for office space		4 Acres

Hood Canal tree farm	Fee Timber	71,570 acres	Timberland property	Owned	$34.9 Million
Columbia tree farm	Fee Timber	43,825 acres	Timberland property	Owned	None

Total Fee Timber Acres		115,395 acres

Oak Bay	Real Estate	82 acres	Land held for sale	Owned	None
Tank	Real Estate	10 acres	Land held for sale	Owned	None
Staircase	Real Estate	41 acres	Land held for sale	Owned	None
Tahuya	Real Estate	30 acres	Land held for sale	Owned	None
Three Fingers Pond	Real Estate	330 Acres	Land held for sale	Owned	$0.1 Million
Port Gamble townsite	Real Estate	130 acres	Land held for development	Owned	None
Kingston	Real Estate	1 acre	Land held for development	Owned	None
Bremerton	Real Estate	263 acres	Land held for development	Owned	$0.2 Million
Gig Harbor	Real Estate	320 acres	Land held for development	Owned	$0.6 million
Homestead	Real Estate	23 acres	Land held for development	Owned	None
Teal Vista	Real Estate	272 acres	Land held for development	Owned	None
Shine Canyon	Real Estate	70 acres	Land held for development	Owned	None
Arborwood	Real Estate	360 acres	Land held for development	Owned	None
Kitsap County Park Option*	Real Estate	360 acres	Land held for development	Owned	None
Point No Point	Real Estate	191 acres	Land held for development	Owned	None
Other	Real Estate	506 acres	Land held for development	Owned	None

Total Real Estate Acres		2,989

Grand total acres		118,388

* Kitsap County has an option to acquire this property that expires in July 2008.
12

Item 3.	LEGAL PROCEEDINGS

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Partnership’s unit holders during the fourth quarter of 2004.

PART II

Item 5.	MARKET FOR REGISTRANT’S UNITS, RELATED SECURITY HOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

                Certain information respecting trades in the Partnership’s equity securities is quoted on the Nasdaq National Market System. The Partnership’s units trade under the ticker symbol “POPEZ”. The following table sets forth the 2004 and 2003 quarterly ranges of low and high prices, respectively, for the Partnership’s units:

	2004		2003
	High	Low	High	Low

First Quarter	$24.00	$15.00	$12.50	$7.00

Second Quarter	$20.74	$17.14	$12.40	$8.95

Third Quarter	$24.00	$18.02	$14.65	$11.70

Fourth Quarter	$25.25	$19.27	$15.99	$12.56

Unitholders

                As of February 22, 2005, there were approximately 263 holders of record of 4,585,096 outstanding units.

Distributions

                All cash distributions are at the discretion of the Partnership’s managing general partner, Pope MGP, Inc. (the “Managing General Partner”). The Partnership made two quarterly seven-cents-per-unit distributions and two quarterly fifteen-cents-per-unit distributions with the four distributions totaling $2.0 million in 2004. The Partnership made two quarterly five-cents-per-unit distributions and two quarterly seven-cents per-unit distributions totaling $1.1 million in 2003. In October 2002 the Managing General Partner announced that it was reinstituting a distribution policy. Management intends to continue to pay quarterly fifteen-cents-per-unit distributions in 2005 so long as the Managing General Partner determines this amount to be appropriate. Management will periodically examine the level of its distribution to ensure it meets the long-term objective of maximizing Partnership value.

Issuance of Unregistered Securities

                The Partnership did not conduct any unregistered offering of its securities in 2004.

Repurchase of Equity Securities

The Partnership did not repurchase any of its equity securities in 2004.

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

	Year Ended December 31,
(Dollars in thousands, except per unit data)	2004	2003	2002	2001	2000
Statement of operations data
Revenues:
Fee Timber (5)	$33,571	$22,916	$23,298	$24,999	$21,444
Timberland Management & Consulting	1,601	2,386	7,295	9,703	11,011
Real Estate (6)	4,476	1,734	1,599	13,143	18,202

Total revenues	39,648	27,036	32,192	47,845	50,657

Operating income/(loss):
Fee Timber (5)	15,126	9,669	10,199	9,190	12,895
Timberland Management & Consulting (3) (8)	(598)	272	919	1,685	75
Real Estate (1) (2) (6) (7)	1,586	(476)	(1,667)	(2,709)	(11,593)
General and Administrative	(2,986)	(2,842)	(3,864)	(5,110)	(7,254)

Total operating income/(loss)	13,128	6,623	5,587	3,056	(5,877)

EBITDDA (9):
Net income/(loss) (4)	10,176	3,528	3,334	(432)	(6,251)
Net interest and income tax	2,952	3,048	2,106	3,317	374
Depreciation, Depletion, and
amortization	5,752	3,546	3,864	7,698	2,899

EBITDDA	18,880	10,122	9,304	10,583	(2,978)

Free cash flow (9):
Net income (loss)	10,176	3,528	3,334	(432)	(6,251)
Plus:
Depreciation, Depletion, and
amortization	5,752	3,546	3,864	7,698	2,899
Cost of land sold	209	200	189	777	31
Less:
Principal payments	1,978	1,662	1,110	3,460	424
Recurring capital expenditures	3,260	2,017	2,158	1,995	2,858

Free cash flow (5)	10,899	3,595	4,119	2,588	(6,603)

Cash flow from operations	17,854	8,641	9,005	11,237	9,973

Earnings/(loss) per unit - diluted	2.22	0.78	0.74	(0.10)	(1.38)
EBITDDA per diluted unit	4.11	2.23	2.06	2.34	(0.66)
Distribution per unit	0.44	0.24	0.10	—	0.40

Balance sheet data
Total assets	94,868	86,308	86,788	84,187	60,857
Long-term debt	34,164	36,114	37,665	38,592	12,685
Partners’ capital	54,533	46,036	43,598	40,673	41,280
Debt to total capitalization	40%	45%	47%	49%	24%

	As of and for the Year Ended December 31,
	2004	2003	2002	2001	2000
Other data
Acres owned/managed (thousands)	121	114	270	617	655
Fee timber harvested (MMBF)	60.3	45.0	45.1	36.3	37.3

(1)	Real Estate operating income in 2004 includes a $466,000 environmental remediation charge related to the townsite at Port Gamble.

(2)	Real Estate operating income in 2002 includes the following charges: $730,000 environmental remediation charge related to the townsite at Port Gamble, Washington and a $165,000 charge for warranty liabilities for homes sold in Port Ludlow, Washington prior to the August 2001 sale of Port Ludlow operations.

(3)	Timberland Management & Consulting operating income in 2002 includes $583,000 of restructuring charges following the loss of the Hancock Timber Resource Group (HTRG) timberland management contract and closure of timberland consulting offices in Canada.

(4)	The Partnership recorded a tax benefit of $907,000 in 2002 following the closure of the timberland consulting offices in Canada.

(5)	The Partnership acquired 4,700 acres of timberland in 2004 and the Columbia tree farm in March 2001. The cost of these acquisitions was not included in the calculation of free cash flow.

(6)	The Partnership sold its assets and operations in Port Ludlow, Washington in August 2001. Real Estate results for the 2001-year end include asset impairment charges of $1.3 million resulting from negotiations surrounding the sale of assets in Port Ludlow.

(7)	In December 2000 the Partnership recorded an asset impairment charge of $9.2 million as a result of the planned disposition of Port Ludlow. Year 2000 Real Estate results also include a $2.0 million charge for estimated environmental remediation charges at the Port Gamble townsite.

(8)	In December 2000 the Partnership recorded an asset impairment charge of $900,000 as a result of the planned disposition of the forestry consulting operations in British Columbia and a decline in acres managed for HTRG.

(9)	The Company considers earnings (net income or loss) before interest expense, income taxes, depreciation, depletion and amortization (EBITDDA) and free cash flow to be relevant and meaningful indicators of liquidity and earnings performance commonly used by investors, financial analysts and others in evaluating companies in its industry and, as such, has provided this information in addition to the generally accepted accounting principle-based presentation of net income or loss.
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

EXECUTIVE OVERVIEW

                Pope Resources, A Delaware Limited Partnership (“we” or the “Partnership”), was organized in October 1985 as a result of a spin-off by Pope & Talbot, Inc. (“P&T”). Pope Resources is engaged in three primary businesses. The first, and by far most significant segment in terms of owned assets and operations, is the Fee Timber segment. Operations in this segment consist of growing timber to be harvested as logs for sale to export and domestic manufacturers. The second most significant business in terms of total assets owned is the development and sale of real estate. Real Estate activities primarily take the form of securing permits, entitlements, and, in some cases, installing infrastructure for raw land development and then realizing that land’s value by the selling of larger parcels to buyers who will take the land further up the value chain-either to home buyers or commercial property end-users. An additional activity that we expect will become a more significant component of our Real Estate revenue mix is the sale of rural residential lots to end-users. These lots will involve minimal development infrastructure and will range in size from 5 to 80 acres. Since these land projects span multiple years, the Real Estate segment may incur losses for multiple years until a major project is sold resulting in operating income. Our third business is that of providing timberland-related services to third parties. These services may take the form of large-scale timberland management, forestry consulting, or acquisition or disposition services. Factors affecting results from each of these segments are discussed in more detail below.

                As of December 31, 2004, we owned over 115,000 acres of timberland in western Washington state plus 3,000 acres of real estate held for sale or development. Our third-party services have been historically conducted in the states of Washington, Oregon, and California, plus the Canadian provinces of British Columbia and Alberta.

                Macroeconomic factors that have a significant bearing on our business include the following: housing starts in the US (and to a lesser degree in Japan); interest rates; and currency exchange rates – particularly those between the US and Canada, Japan, and Europe. The first two of these macroeconomic factors reflect or influence the health of the U.S. housing market. The housing market, together with the repair and remodel market, consume nearly 73% of the log volume supplied domestically. Currency exchange rates influence the competitiveness of our primary product compared to logs that might be imported from Canada, Europe, or the Southern Hemisphere. Our export logs are sold to domestic intermediaries who then export the logs. A favorable US$/yen exchange rate can help these intermediaries compete in the Japanese market with logs that originate from Canada, Europe, or the Southern Hemisphere thus increasing the price that we are able to realize from the sale of this export quality log volume.

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

                Management’s major opportunity and challenge is to profitably grow our revenue base. We have added almost 50,000 acres over the last four years to our fee timberland portfolio including 4,700 acres during 2004. Our real estate challenges center around how and when to “harvest” a parcel of land and capture the optimum value increment through sale. Regarding our third-party timberland services, we began managing 522,000 acres of timberland in January 2005 for Cascade Timberlands LLC and are seeking to secure additional income opportunities for this segment.

Our consolidated revenues in 2004, 2003, and 2002, on a percentage basis by segment, are as follows:

Segment	2004	2003	2002

Fee Timber	85%	85%	72%
Timberland Management & Consulting	4%	9%	23%
Real Estate	11%	6%	5%

Further segment financial information is presented in Note 9 to the Partnership’s Consolidated Financial Statements included with this report.
17

RESULTS OF OPERATIONS

The following table reconciles net income for the years ended December 31, 2004 to 2003 and 2003 to 2002. This table provides readers with some detailed numeric analysis of factors affecting changes in net income over the last three years. Explanatory text describing these changes is contained in the remainder of this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

YEAR TO YEAR COMPARISONS (Amounts in $000’s except per unit data)

	2004 vs. 2003		2003 vs. 2002
	Total	Per Unit	Total	Per Unit
Net income:
Year ended December 31, 2004	$10,176	$2.22
Year ended December 31, 2003	3,528	0.78	$3,528	$0.78
Year ended December 31, 2002			3,334	0.74

Variance	$6,648	$1.44	$194	$0.04

Detail of earnings variance:
Fee Timber
Log price realizations (A)	$2,972	$0.64	$(693)	$(0.14)

Log volumes (B)	5,165	1.12	(2)	—
Timberland sale income	(43)	(0.01)	236	0.05
Depletion	(2,206)	(0.48)	198	0.04
Other Fee Timber	(431)	(0.09)	(269)	(0.06)
Timberland Management & Consulting
Management fee changes	547	0.12	(3,791)	(0.78)
Other Timberland Mgmnt & Consulting	(1,417)	(0.31)	3,144	0.65
Real Estate
Development property sales	2,631	0.57	204	0.04
Environmental remediation	(466)	(0.10)	730	0.15
Other Real Estate	(103)	(0.02)	257	0.05
General & administrative costs	(144)	(0.03)	1,022	0.21
Interest expense	37	0.01	235	0.05
Other (taxes, minority int., interest inc.)	106	0.02	(1,077)	(0.22)

Total change in earnings	$6,648	$1.44	$194	$0.04

Fee Timber

Revenue and Operating Income

                Fee Timber revenue is earned primarily from the harvest and sale of logs from the Partnership’s 115,000 acres of fee timberland located in western Washington and to a lesser extent from the sale of gravel and cellular communication tower leases. We acquired nearly 4,700 acres of timberland during 2004 in three separate transactions. The timber on two of these transactions consisted primarily of merchantable timber, with the third property also comprising a meaningful proportion of merchantable timber. Taken together, the age-class characteristics of the three acquired properties resulted in an increase in harvest volume in 2004, and will also result in an even higher expected increase in harvest volume in 2005.

Revenue and operating income generated by the Fee Timber segment for each year in the three-year period ended December 31, 2004, are as follows:

Year ended	Timber revenue	Mineral, cell tower, and other revenue	Total segment revenue	Operating income

December 31, 2004	$31.9 million	$1.7 million	$33.6 million	$15.1 million
December 31, 2003	21.4 million	1.5 million	22.9 million	9.7 million
December 31, 2002	22.0 million	1.3 million	23.3 million	10.2 million

                Fiscal Year 2004 compared to 2003. Fee Timber revenue increased $10.7 million, or 47%, to $33.6 million in 2004 from $22.9 million in 2003. Harvest volume increased to 60 million board feet (MMBF) from 45 MMBF for 2003. The increase in harvest volume combined with a $53 per thousand board feet (MBF) increase in average price realized resulted in the increase in revenue. Operating income increased $5.4 million, or 56%, to $15.1 million from $9.7 million in 2003. The increase in operating income is due to the increase in revenue partially offset by increase in cost of sales and operating expenses.

                The Partnership regularly adjusts its timberland portfolio of holdings as part of its active management through acquisitions and dispositions of smaller parcels. During 2004 the Partnership closed three separate timberlands acquisitions representing nearly 4,700 acres of timberland. Two of the three acquisitions represented acres that were virtually all harvestable immediately. The third acquisition parcel was a blend of merchantable and younger timber. As a result, annual harvest levels in 2005 are expected to increase to 79 MMBF, which is approximately 26 MMBF over our projected annual sustainable harvest of 53 MMBF. Assuming we do not acquire any additional timberland in 2005, the annual harvest in 2006 is expected to return to our sustainable harvest level of 53 MMBF.

                Fiscal Year 2003 compared to 2002. Fee Timber revenue decreased $382,000, or 1.6%, to $22.9 million in 2003 from $23.3 million in 2002. Harvest volumes were essentially identical between 2003 and 2002 at 45MMBF. A $12 per MBF decline in average price realized resulted in the decline in revenue, which was partially offset by an increase in revenue from small timberland sales that represented $288,000 of revenue in 2003 and $44,000 of revenue in 2002. Operating income decreased $530,000, or 5.2%, to $9.7 million from $10.2 million in 2002. The decrease in operating income is due to the decline in revenue and an increase in road maintenance and silviculture costs.

                Export Log Market.    Log revenue from our timberland ownership is significantly affected by export log market conditions. Sales to the export market totaled 18%, 11%, and 16% of log revenue for 2004, 2003, and 2002, respectively. The vast majority of our export log volume is sold to Japan. Indirect sales to the export market totaled 8.9 MMBF, 4.2 MMBF, and 6.3 MMBF of softwood logs for 2004, 2003, and 2002, respectively. The increase in volume sold through the export market in 2004 is representative of the strengthening export market experienced in 2004 combined with a 2004 harvest plan that included timber stands with a large component of export quality timber volume. A falling U.S. dollar and improved economic conditions in Japan brought on an improvement in the export market for logs. As export markets improve, volume that in a weaker market would be sold to the domestic market is diverted to the export market where log volume commands a higher price. The decline in volume sold to the export market in 2003 relative to 2002 is indicative of the soft economic conditions in Japan during 2003. The average price per MBF realized for export logs sold was $658, $574, and $574 for 2004, 2003, and 2002, respectively.

                Prices realized from export logs in 2004 increased 15% from 2003. This improvement is indicative of the general improvement in export market conditions discussed above and an improvement in the quality of logs sold to the export market in 2004. The 3,300-acre timberland acquisition completed in January 2004 contained a large component of high quality logs that command a premium price on the export market. Export prices realized did not change from 2002 to 2003. Low export prices realized in 2003 and 2002 were driven largely by weak economic conditions in Japan and structural changes to the market for logs.

                Domestic Log Market. Domestic sawlog volumes were 38.9 MMBF, 32.0 MMBF, and 30.6 MMBF in 2004, 2003, and 2002, respectively. The increase in domestic volume sold in 2004 from 2003 is due to the overall increase in log volume harvested partially offset by the increase in volume sold to the export market. Average realized domestic log prices per MBF were $571, $514, and $535 in 2004, 2003, and 2002, respectively. The prices realized from the domestic market in 2004 relative to 2003 is due to strong housing starts in the U.S. combined with the improved export market driving prices higher for the domestic market. Prices realized from domestic log sales declined from 2002 to 2003 due to two separate factors. First, lumber imports from Canada had increased during 2003 as a result of the softwood lumber dispute between the U.S. and Canada. As a result, log prices declined as domestic mills were competing with imported Canadian lumber. Second, the domestic log market was saturated with logs that were redirected away from weak Japanese export markets in 2003.

                Other Timber Products.  Pulpwood, hardwood, and other log volumes represented 21%, 20%, and 18% of total harvest volume for 2004, 2003, and 2002, respectively. The increase in pulpwood, hardwood and other log volumes in 2004 relative to 2003 is due to harvesting more low quality stands from the Hood Canal tree farm in 2004 which resulted in a large component of pulp log volume. The increase in other timber volume sold in 2003 relative to 2002 is due to the harvesting of lower-quality hemlock stands on the Hood Canal tree farm. Logs sold as pulpwood generally command lower prices than logs sold as sawlogs in the domestic market. To the extent log volume can be moved from pulpwood to domestic sawlog sorts, higher revenue is realized. Other log prices were $309, $292, and $249 per MBF for 2004, 2003, and 2002, respectively. The increase in price realized on other timber products in 2004 as compared to 2003 results from the overall improvement in log prices forcing mills to raise prices to obtain log volume to keep mills operating. The improvement in price realized on pulpwood in 2003 relative to 2002 was caused by a decline in local pulp log inventories.

                Harvest Volumes and Seasonality. We harvested the following timber for each year in the three-year period ended December 31, 2004:

Year	Softwood sawlogs		Pulp, hardwood, and other		Totals

	Volume MMBF	Price $/MBF	Volume MMBF	Price $/MBF	Volume MMBF	Price $/MBF

2004	47.8	$587	12.5	$309	60.3	$529
2003	36.2	$521	8.8	$292	45.0	$476
2002	36.9	$542	8.2	$249	45.1	$488
20

                The Partnership’s 115,000 acres of timberland consist of the 71,000-acre Hood Canal tree farm and the 44,000-acre Columbia tree farm. The Hood Canal tree farm is located in the Hood Canal region of Washington State. Most of this tree farm acreage is at a relatively low elevation where harvest activities are possible year-round. As a result of this competitive advantage, we are often able to harvest and sell a greater portion of our annual harvest in the first half of the year when the log supply in the marketplace tends to be lower. During 2004 management decided to front load harvest toward the beginning of the year to take advantage of an improved export log market. Though not as dramatically as 2004, harvest activities were also front-loaded in 2003 as log prices had improved in the first quarter of 2003 over those experienced at the end of 2002. Harvest activities in 2002 were relatively consistent from quarter to quarter.

                Harvest activities in 2005 may be concentrated during the months of winter and early spring. The Pacific Northwest is experiencing an unusually dry winter, which is expected to result in very dry conditions during the summer months. During dry conditions harvest activities are restricted or curtailed all together due to the risk of fire.

                The percentage of annual harvest volume harvested by quarter for each year in the three-year period ended December 31, 2004 is as follows:

Year ended	Q1	Q2	Q3	Q4

December 31, 2004	34%	29%	22%	15%
December 31, 2003	29%	28%	27%	16%
December 31, 2002	16%	32%	27%	25%

Cost of Sales Fee Timber cost of sales for each year in the three-year period ended December 31, 2004, are as follows:

Year ended	Depletion	Harvest, haul and other	Total cost of sales

December 31, 2004	$5.1 million	$9.6 million	$14.7 million
December 31, 2003	2.9 million	7.3 million	10.2 million
December 31, 2002	3.1 million	7.3 million	10.4 million

                Depletion costs from harvest activities averaged $84, $64, and $68, per MBF for 2004, 2003, and 2002 respectively. The depletion rate changes each year as harvested timber stands are removed, or depleted, and new depletion “layers” are added to the overall depletion pool as merchantable timber stands reach the age of 40 years. The depletion rate in 2004 increased from the rate in 2003 due to the addition of two new depletion pools for two timberland acquisitions made in the last half of 2004. The decrease in depletion rate from 2003 to 2002 reflects the interplay between removing harvested timber stands and adding new depletion “layers.”

                Depletion cost in 2005 will include expense recognized from one of the separate depletion pools. These separate depletion pools were created when we purchased two separate timber tracts in 2004 that were almost entirely merchantable timber. We expect to harvest approximately 79 MMBF in 2005 and 21 MMBF of this harvest is expected to come from one of these separate pools resulting in depletion cost of $7.6 million. The depletion cost on this harvest is expected to approximate the net stumpage otherwise realized on the sale of this particular timber, which will result in almost no net income impact from the harvest but will nonetheless generate operating cash flow. When the depletion cost from this separate pool is blended with depletion costs attributable to all other harvesting, we expect the overall weighted average depletion rate in 2005 will be approximately $150/MBF.

                Harvest, haul and other costs (excluding costs resulting from timberland sales) averaged $159, $160, and $159 per MBF for 2004, 2003, and 2002, respectively. Harvest costs vary based upon the physical site characteristics of acreage harvested. Harvest units that are difficult to access, or that are located on steep hillsides, are more expensive to harvest. Haul costs vary based upon the distance between the harvest site and the customer’s location. Costs to harvest and haul timber have on average increased slightly in 2004 due to the increase in the cost of fuel. This increase is not reflected in average harvest, haul and other costs in 2004 due to the mix of stands harvested in 2004 which were generally easier to access and harvest than those harvested in 2003. Average harvest, haul and other costs increased modestly from 2002 to 2003 due to slightly more difficult to access timber stands harvested during 2003. Costs resulting from timberland sales were zero, $32,000, and $20,000 in 2004, 2003, and 2002, respectively. We did not have any timberland sales in 2004.

Operating Expenses

                Fee Timber operating expenses for each of the three years ended December 31, 2004, 2003, and 2002 were $3.8 million, $3.1 million, and $2.7 million, respectively. Operating costs increased in 2004 relative to 2003 due to an increase in road maintenance and silviculture costs, partially resulting from the increase in harvest volume but also due to increased costs for road maintenance resulting from new road maintenance rules in Washington state. Operating costs increased in 2003 relative to 2002 due to added silviculture and road maintenance costs. Washington State has enacted new water quality rules, which have resulted in changes to the rules surrounding road maintenance and construction. As a result, culverts that do not comply with the new rules need to be replaced, which has resulted in an increase in road maintenance costs over the last couple years and is expected to continue into 2007. Silviculture costs represent the cost of projects that are undertaken for the purpose of increasing the quantity or quality of our timber inventory. Examples include management of competing vegetation and work performed to improve the seed stock available for us to grow seedlings for future reforestation.

Timberland Management & Consulting

Revenue and Operating Income

                The Timberland Management & Consulting segment earns revenue by providing timberland management and forestry consulting services to timberland owners and managers. An additional aspect of that segment’s activities is the development of timberland property portfolios on behalf of third-party clients. Management is currently marketing a timber fund to accredited investors interested in investing directly in timberland properties to diversify their portfolios.

                The Timberland Management & Consulting segment has been in transition during 2004 following successful completion of our project to manage and dispose of 365,000 acres of industrial timberlands in December 2003. On January 1, 2005 we began managing 522,000 acres of timberland for Cascade Timberlands LLC, which is expected to have a positive impact on earnings in 2005. Revenue and operating income for the Timberland Management & Consulting segment for each year in the three-year period ended December 31, 2004, are as follows:

Year ended	Revenue		Operating income (loss)

December 31, 2004	$1.6	million	($0.6)	million
December 31, 2003	2.4	million	0.3	million
December 31, 2002	7.3	million	0.9	million^

^ Net of $583,000 of restructuring charges

                Fiscal Year 2004 compared to 2003. Revenue decreased $785,000, or 33%, to $1.6 million in 2004 from $2.4 million in 2003. Operating income declined $870,000 to a loss of $598,000 in 2004 from income of $272,000 in 2003. The decrease in revenue and operating income was primarily a result of completing a timberland management and disposition project in December 2003. Operations in 2004 were focused on signing up new timberland management clients. We were successful in this endeavor and expect revenue and operating results for this segment to improve in 2005 as we began providing management services on 522,000 acres of timberland located in Oregon and Washington on January 1, 2005.

                Fiscal Year 2003 compared to 2002. Revenue decreased $4.9 million, or 67%, to $2.4 million in 2003 from $7.3 million in 2002. The decrease in revenue was primarily the result of a major client’s decision to not renew its management contract with ORMLLC and the closure of our Canadian forestry consulting offices at the end of 2002. Operating income declined $647,000, or 72%. Revenue in 2003 includes $1.8 million from a major timberland management client. ORMLLC successfully completed the management assignment for this client in December 2003.

Operating Expenses

                 Timberland Management & Consulting operating expenses for each of the three years ended December 31, 2004, 2003, and 2002 were $2.2 million, $2.1 million, and $6.4 million, respectively. Notwithstanding that we entered 2004 without a major client for this segment, we determined to maintain our investment in people and operating infrastructure given prospects for new business. Accordingly, operating expenses remained basically flat between 2004 and 2003. Operating expenses decreased $4.3 million, or 67%, in 2003 relative to 2002 as a result of reducing the offices and support infrastructure supporting the Hancock Timber Resource Group (HTRG) contract and closure of the forestry consulting offices in Canada.

Investor Portfolio Management Business (IPMB)

                IPMB operations include timberland management and portfolio development. An example of portfolio development is ORM Timber Fund I, LP. If and when the fund is fully subscribed, both timberland management and asset management fees will be earned from administering the fund. These activities are, as well as the development and marketing costs associated with the fund, part of the IPMB. IPMB operations are currently conducted in ORMLLC and are subject to the following terms in the fund’s Limited Partnership Agreement.

                Limitation on Expenditures

                The 1997 amendment to Pope Resources’ Limited Partnership Agreement authorizing the IPMB strategy limits our cumulative net expenditures to $5,000,000, including debt guarantees. As of December 31, 2004 cumulative expenditures incurred in pursuit of IPMB opportunities, including guarantees, were less than cumulative revenue generated. Therefore, cumulative net expenditures as of December 31, 2004 against the $5,000,000 limit are zero.

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

Real Estate

Revenue and Operating Income

                Real Estate segment revenue is derived from land sales and rental income from income-producing properties. Results from Real Estate operations are expected to vary significantly from year to year as we make multi-year investments in entitlements and infrastructure prior to selling entitled or developed land.

                Revenue and operating income for the Real Estate segment for each year in the three-year period ended December 31, 2004, are as follows:

Year ended	Revenue	Operating income (loss)

December 31, 2004	$4.5 million	$1.6 million ^
December 31, 2003	1.7 million	(0.5) million
December 31, 2002	1.6 million	(1.7) million #

^	Includes $466,000 of environmental remediation charges related to Port Gamble

#	Includes $730,000 of environmental remediation charges related to Port Gamble and $165,000 of warranty charges related to Port Ludlow.
23

                Fiscal Year 2004 compared to 2003. Revenue increased $2.8 million, or 165%, to $4.5 million in 2004 from $1.7 million in 2003. Operating income for this segment also improved from a loss of $476,000 in 2003 to operating income of $1.6 million in 2004. The increase in revenue and operating income are due to an increase in land sales in 2004 relative to 2003. We had land sale revenue of $3.6 million generating operating income of $3.1 million in 2004, which compares favorably with 2003 land sale revenue of $685,000 and operating income from land sales of $475,000. The majority of land sale revenue came from two transactions. The first transaction was a $1.9 million sale to Kitsap County of 426 acres that the County plans to develop into a park. This sale has the added benefit of enhancing the value of the Partnership’s other development properties neighboring the planned park. The second transaction was for $1.6 million and closed in December 2004. This transaction represented 210 acres that had a preliminary plat filed with the county thus increasing the value of the property to developers.

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

Cost of Sales

                Real Estate cost of sales for each of the three years ended December 31, 2004, 2003, and 2002 were $497,000, $390,000, and $1.0 million, respectively. The increase in cost of sales in 2004 is due to the increase in revenue generated from land sales. The decrease in cost of sales in 2003 relative to 2002 is due to the decrease in cost of sales attributable to land following the sale of the last Seabeck and Grandridge lots in 2002, which had a relatively high cost basis.

Operating Costs

                Real Estate operating expenses for each of the three years ended December 31, 2004, 2003, and 2002 were $2.4 million, $1.8 million, and $2.3 million, respectively. The increase in operating costs in 2004 relative to 2003 is due to the environmental remediation charge of $466,000 combined with a small increase in repairs and maintenance costs at the Port Gamble townsite. The decrease in operating expense from 2002 to 2003 is due to $730,000 of environmental remediation and $165,000 of warranty charges in 2002 partially offset by an increase in operating expenses for the Gig Harbor property in 2003.

Environmental Remediation Costs

                We have an accrued liability for estimated environmental remediation charges in and around the townsite of Port Gamble of $474,000 and $292,000 at December 31, 2004 and 2003, respectively. Port Gamble is a historic town that was owned by Pope & Talbot, Inc. (P&T) for decades until 1985 when the townsite and other assets were spun off to the Partnership. P&T continued to operate the townsite through 1995 and lease the millsite at Port Gamble until January 2002 when a settlement agreement was signed between the Partnership and P&T, which divided up the responsibility for paying environmental remediation charges in Port Gamble. The millsite is referred to as such because it was the location for many years of an operating lumber mill through 1995 that was dismantled by the end of 1996.

Activity in the environmental remediation liability consists of the following:

	Balances at the beginning of the period	Additions to accrual	Environmental remediation expenditures	Balances at the end of the period

Year Ended December 31, 2002	$1,409,000	$730,000	$1,510,000	$629,000
Year Ended December 31, 2003	629,000	—	337,000	292,000
Year Ended December 31, 2004	292,000	466,000	284,000	474,000

        As of December 31, 2004 the majority of the clean up work was complete. Most of the expenditures now represent the cost of groundwater monitoring those specific sites where contaminants were excavated and removed. This monitoring is required until the site receives four clean test results over four consecutive quarterly periods. The remaining liability as of December 31, 2004 is expected to be adequate to cover remaining costs. If monitoring activities discover additional contamination, however, costs could exceed management’s current estimate.

General and Administrative (G&A)

                Fiscal Year 2004 compared to 2003. G&A costs increased $144,000, or 5%, to $3.0 million from $2.8 million in 2003. The modest increase in G&A costs is due to an increase in the accrual for Supplemental Employee Retirement Plan (SERP) liabilities of $80,000 combined with an increase in compensation cost. The beneficiary of the SERP is a retired CEO. G&A costs represented 8% of revenue for the year ended December 31, 2004 as compared to 11% of revenue for the comparable period in 2003.

                We expect G&A in 2005 to increase as a result of the costs of implementing Section 404 of the Sarbanes Oxley Act. Section 404 requires management to assess the effectiveness of its internal control over financial reporting as of December 31, 2005. Our auditors, will then audit management’s assessment and express an opinion on management’s assessment and an opinion on the effectiveness of the Partnership’s internal controls over financial reporting. Management’s assessment and the auditor reports will be included in the Partnership’s 10-K for the year ended December 31, 2005. The cost of this new requirement is currently estimated to result in additional G&A costs of approximately $200,000 in 2005.

                Fiscal Year 2003 compared to 2002. G&A costs decreased $1.1 million, or 26%, to $2.8 million from $3.9 million in 2002. The decrease is due to reductions in administrative headcount following the loss of the HTRG contract in December of 2002. G&A costs represented 11% of revenue for the year ended December 31, 2003 as compared to 12% of revenue for the comparable period in 2002.

Taxes

                Fiscal Year 2004 compared to 2003. Income tax expense represents the tax expense associated with the Partnership’s taxable subsidiaries where third-party fee-for-service business is conducted. Tax expense in 2004 was zero compared with $242,000 in 2003. Tax expense is expected to increase in 2005 as we start providing services under a new timberland management contract for 522,000 acres.

                Fiscal Year 2003 compared to 2002. Tax expense in 2003 was $242,000 compared with a tax benefit of $788,000 in 2002. The income tax benefit in 2002 is the result of reducing the valuation allowance on a deferred tax asset relating to the realization of net operating losses from a subsidiary in Canada that was liquidated in the fourth quarter of 2002.

Minority Interest

                Minority interest represents Pope MGP, Inc.’s share of earnings from the Partnership’s IPMB. A description of IPMB can be found in the preceding discussion of operating results for the Timberland Management & Consulting segment.

                Fiscal Year 2004 compared to 2003. The minority interest charge decreased $47,000 in 2004 to zero from $47,000 in 2003. The decline in minority interest is due to completion of our timberland disposition project in 2003 resulting in a loss on IPMB activities in 2004. This is expected to change in 2005 as we start providing services under the new timberland management contract as of January 1, 2005.

                Fiscal Year 2003 compared to 2002. The minority interest charge decreased $100,000 in 2003 to $47,000 from $147,000 in 2002. The decline in minority interest is due to the loss of the HTRG contract in December 2002. Minority interest in 2003 was generated through commissions earned on the disposition of timberland properties for a timberland management customer.

Supplemental Segment Information The following table provides quarterly comparative operating information for our segments:

	SEGMENT INFORMATION (all amounts in $000’s)

	Three months ended Dec.31,		Twelve months ended Dec. 31,

	2004	2003	2004	2003

Revenues:

Fee Timber	$5,576	$3,809	$33,571	$22,916

Timberland Management & Consulting	602	1,350	1,601	2,386

Real Estate	1,799	520	4,476	1,734

Total	$7,977	$5,679	$39,648	$27,036

EBITDDA:

Fee Timber	$2,960	$1,717	$20,319	$12,676

TM&C	(10)	736	(510)	341

Real Estate	904	(195)	1,719	(391)

General & administrative and minority int	(801)	(691)	(2,648)	(2,504)

Total	$3,053	$1,567	$18,880	$10,122

EBITDDA = Earnings before interest taxes depreciation depletion and amortization

Depreciation, depletion and amortization:

Fee Timber	$1,395	$481	$5,193	$3,007

TM&C	22	19	88	69

Real Estate	19	23	133	85

General & administrative	69	94	338	385

Total	$1,505	$617	$5,752	$3,546

Operating income/(loss):

Fee Timber	$1,565	$1,236	$15,126	$9,669

TM&C	(32)	717	(598)	272

Real Estate	885	(218)	1,586	(476)

General & administrative	(870)	(738)	(2,986)	(2,842)

Total	$1,548	$997	$13,128	$6,623

Log sale volumes (thousand board feet):

Export conifer	1,153	654	8,885	4,234

Domestic conifer	5,414	4,893	38,869	31,999

Pulp conifer	1,422	1,267	9,648	6,829

Hardwoods	1,111	303	2,914	1,945

Total	9,100	7,117	60,316	45,007

Average price realizations (per thousand board feet):

Export conifer	$676	$595	$658	$574
Domestic conifer	590	502	571	514

Pulp conifer	209	223	224	215

Hardwoods	617	630	588	560

Overall	544	467	529	476

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

                General. The Partnership invested $21.2 million in three separate timberland acquisitions during 2004. The first transaction was for 3,300 acres of timberland acquired from Plum Creek Timber Company, Inc. in January 2004. This property is being managed as part of the Columbia tree farm inasmuch as these acquired acres are intermingled with that larger holding. The second and third acquisitions totaling 1,400 acres closed during the fourth quarter of 2004 and were both opportunities to acquire in-holdings on the Partnership’s existing Hood Canal tree farm and were forested with ready-to-harvest, merchantable timber. These fourth quarter acquisitions were funded by a combination of cash reserves and a line of credit. As of December 31, 2004 the balance on this credit facility was $758,000. The January acquisition had an impact on 2004 harvest levels and will have a similar impact on 2005 harvest levels (and cash flows). One of the two fourth quarter 2004 acquisitions was a very small parcel and the mature timber thereon has been harvested so as to essentially pay for its acquisition. Harvests of mature timber on the other fourth quarter acquisition should produce significant cash flows in 2005 such that we expect its acquisition price also to be largely recovered in the near-term.

                We generate operating cash flow through the sale of timber products, by providing timberland management and consulting services, and by selling land for development. Significant recurring uses of cash include the following: replanting and fertilizing trees; maintaining an adequate road system on our tree farms; investing in our development properties; funding annual debt payments on timber mortgages and local improvement district debt; and funding quarterly cash distributions. As a general rule, management expects operating cash flows will be sufficient to cover the foregoing and to build up cash reserves. As discussed below, however, we may incur additional debt in the future to fund timberland purchases or significant capital improvements on our development properties if management determines operating cash flows or cash reserves are not sufficient to cover these expenditures. In the fourth quarter of 2004 management entered into an agreement with Bank of America, N.A for a one-year $10 million line of credit.

                Operating cash flows. The table below provides the components of operating cash flows for each of the three years 2004, 2003, and 2002. Cash received from customers and paid to suppliers and employees results from the harvest and sale of forest products from our tree farms, timberland management and consulting services provided to timberland owners, and finally, the sale and management of our development properties.

Operating cash flow:	12/31/2004	12/31/2003	12/31/2002

Cash received from customers	$40,513,000	$29,582,000	$33,997,000
Cash paid to suppliers and employees	(19,693,000)	(17,961,000)	(21,841,000)
Interest received	105,000	306,000	416,000
Interest paid	(3,058,000)	(3,117,000)	(3,382,000)
Income taxes paid	(13,000)	(169,000)	(185,000)

Total	$17,854,000	$8,641,000	$9,005,000

                 In 2004 cash provided by operations increased $9.2 million to $17.9 million from $8.6 million in 2003. The majority of this increase was produced by the Fee Timber segment due to an increase in timber volume harvested from 45 MMBF in 2003 to 60 MMBF in 2004 combined with a $53 per MBF, or 11%, increase in realized prices on log volume sold in 2004. The Real Estate segment also contributed to improved operating cash flow with an increase in cash provided by land sales of $2.1 million. Cash flow from operating activities is expected to increase in 2005 as we increase our annual harvest to 79 MMBF from 2004’s level of 60 MMBF.

                In 2003 cash provided by operations decreased $364,000, or 4%, to $8.6 million from $9.0 million in 2002. The decrease in cash provided by operations is due primarily to the loss of the HTRG timberland management contract in December 2002. In addition to the loss of cash generated from this contract we made restructuring payments of $466,000 during 2003 to adjust our operating infrastructure following the loss of this portion of our operations. Offsetting these decreases in operating cash flow was a $1.1 million decrease in cash paid for the environmental remediation at Port Gamble and an increase in cash generated by the Fee Timber segment as a result of the timing of harvest activities at the end of 2002 and during 2003.

                Cash used in investing activities. The table below represents the components of cash used in investing activities for the three years 2004, 2003, and 2002. Recurring investing activities consist primarily of tree planting, road building and silviculture activities on our tree farms and investment in our development properties to acquire the entitlements necessary to make further development of the properties possible. In 2004 we invested $21.2 million in three separate transactions to acquire 4,700 acres of timberland.

Investing activities:	12/31/2004	12/31/2003	12/31/2002

Timberland acquisitions	$(21,240,000)	$—	$—
Land buildings and equipment	(701,000)	(624,000)	(668,000)
Development properties	(1,484,000)	(613,000)	(280,000)
Timber and roads	(1,075,000)	(780,000)	(1,210,000)
Proceeds from the sale of fixed assets	—	17,000	482,000

Cash used in investing activities	$(24,500,000)	$(2,000,000)	$(1,676,000)

                Cash used in investing activities increased $22.5 million from 2004. The increase is primarily due to the acquisition of 4,700 acres of timberland in 2004. The timberlands acquired in these transactions were forested with a large component of merchantable timber that enabled the Partnership to increase its annual harvest in 2004 to 60 MMBF from 45 MMBF in 2003. These timberland acquisitions and related increased harvest activities also resulted in an increase in investments in timber and roads (higher replanting and road building expenditures). Investments in development properties increased in 2004 to $1.5 million from $613,000 in 2003. This increase correlates to our heightened intensity of activity on our 320-acre property at Gig Harbor, Washington given the expectation of land sales at this parcel beginning in 2006. The $1.5 million in development property additions includes $411,000 for a land acquisition bordering the Gig Harbor site and $116,000 for a parcel at the Port Gamble townsite. These acquisitions represent strategic opportunities to acquire acres bordering on our existing properties that management expect will add value to the Partnership’s holdings.

                Cash used in investing activities increased $324,000, or 19%, in 2003 to $2.0 million from 2002 due to an increase in investments in development properties, a decrease in proceeds from the sale of fixed assets netted against a decrease in permanent road construction (temporary roads and road repair are expensed as incurred). The increase in development property capital expenditures has been driven by an increase in activities on our development property at Gig Harbor. In 2002, we sold an office building acquired with the Columbia tree farm that resulted in proceeds from sales of fixed assets of nearly $0.5 million.

                Cash used in financing activities.  The table below represents the components of cash used in financing activities for the three years 2004, 2003, and 2002. Our financing activities primarily result from payments made on the timber mortgages, unitholder distributions, and distributions to the managing general partner, Pope MGP, for its minority interest in the IPMB.

Financing activities:	12/31/2004	12/31/2003	12/31/2002

Mortgage/LID payments	$(1,979,000)	$(1,662,000)	$(1,110,000)
Cash distribution to unitholders	(1,989,000)	(1,084,000)	(452,000)
Net draw on line of credit	758,000	—	—
Proceeds from option excercises	310,000	—	—
Minority interest distribution	(58,000)	(161,000)	(187,000)

Cash used in financing activities	$(2,958,000)	$(2,907,000)	$(1,749,000)

                Cash used in financing activities increased $51,000 in 2004. This increase is due to an unscheduled pay down of our timber mortgage of $347,000, an increase in cash payments on Local Improvement District (LID) debt, and an increase in our quarterly distributions. The unscheduled mortgage payment was made following the sale of 426 acres to Kitsap County. These acres were included as collateral under the timber mortgage and the partial deed release required some incremental debt repayment. In addition, the Partnership began making payments on a $623,000 LID in 2004 that represents the Partnership’s share of the cost of a new road at the Gig Harbor property that has had a positive impact on the value of that property. In the third quarter of 2004 we increased our quarterly distribution rate from $.07 to $.15 per unit as a result of the increase in cash generated from operations in 2004.

                Cash used in financing activities increased $1.2 million, or 66%, to $2.9 million in 2003 compared to 2002. Half this increase is due to an increase in required principal payments on our timber mortgages from $1.0 million in 2002 to $1.5 million in 2003. The increase in required annual principal payments under the mortgages was negotiated and scheduled at the time of the acquisition of the Columbia tree farm in 2001. The other half of the increase is due to higher quarterly cash distributions to unitholders. In 2002 we made two quarterly distributions totaling $0.10 per unit and in 2003 we made four quarterly distributions totaling $0.24 per unit.

Expected future changes to cash flows

                Operating cash flows .  As discussed above, we plan to increase the Partnership’s annual harvest volume from 60 MMBF in 2004 to 79 MMBF in 2005. As previously discussed, this increase is due to two of the timberland acquisitions in 2004. The increased harvest level will translate to higher cash flow from operations in 2005. Assuming we do not acquire any additional timberland in 2005, the annual harvest in 2006 is expected to return to our sustainable harvest level of 53 MMBF.

                Investing Activities.  Investing activities in 2005 include a planned $5 million co-investment in ORM Timber Fund I, LP (the “Fund”). The Fund is currently being marketed to institutional investors and high net worth individuals as a vehicle for investment in timberlands with a raised-capital target of $50 million. The Partnership has agreed to co-invest 10% of the total amount of equity capital raised by the Fund. This investment will not be made until the Fund is fully subscribed and timberland acquisitions have been identified. In addition to the Fund, expenditures on our project at Gig Harbor are expected to total $7.0 million in 2005 and capital expenditures on our Bremerton property are expected to total $2.4 million in 2005. Gig Harbor capital expenditures in 2005 are expected to include a new water tank and a new access road on the property. Capital expenditures on the Bremerton property are expected to include a storm water retention facility and road and sewer extension.

                Financing Activities.  When the Fund is fully subscribed we may need to raise additional capital to make our co-investment in the Fund. Additionally, management is always looking for opportunities to add to our timberland portfolio where expected returns meet management’s expectations. The capital infusion required for Gig Harbor is expected to be only short-term to bridge the time between making infrastructure investments and closing land sales (such as our 17-acre sale to Costco Wholesale Corporation). Management anticipates using short-term bank debt to bridge this capital need. We currently have a one-year, $10.0 million line of credit facility in place that we will renew if necessary.

                Our debt-to-total-capitalization ratio as of December 31, 2004, as measured by the book and market value of our equity, was 40% and 24%, respectively. Should a financing need arise, management is comfortable that there is room to take on some debt with the ratio at these levels, since our loan covenant which limits debt-to-total-capitalization to 50% is measured against the lower of these two calculations. The Hood Canal tree farm secures the Partnership’s current timberland mortgage while the Columbia tree farm is not currently used as collateral on any debt obligations. The Partnership’s strong financial position and historically low interest rates makes borrowing relatively inexpensive and easy to obtain.

Risks and Uncertainties

                A number of known risks, some of which are discussed below, as well as various unknown risks and uncertainties, may cause our revenues to fall short of management’s expectations. Although certain statements in this report are forward looking in nature, these known and unknown risks make it impossible for management to predict with any degree of certainty either quantitative factors such as cash flow, results of operations or financial condition, or qualitative factors such as management’s plans, objectives, or responses to various events or occurrences. Readers therefore should recognize that statements other than those of historical fact are not guarantees or assurances of future performance, but are “forward looking statements” within the meaning of Federal Securities Law. Some of our forward looking statements can be identified by the use of predictive terms such as “expect,” “anticipate,” “will,” “might,” “may,” “plans” and words of similar meaning or construction. The following section discusses some of the known risks that may cause our actual financial results to fall materially short of management’s expectations, or that may cause management to deviate from its expressed intentions or predictions. Readers should also recognize that this list is not exhaustive, and in addition to those factors listed below, a wide range of risks faced by most or all participants in the timber industry or in international trade, as well as various unexpected events or conditions, may adversely impact our business.

                Competition generally.  We compete against much larger companies in each of our business segments. We compete with these companies for management and line personnel, as well as for purchases of relatively scarce capital assets such as land and standing timber and for sales of our products. These larger competitors may have access to larger amounts of capital and significantly greater economies of scale, and they may be better able to absorb the risks of our line of business. Moreover, the timber industry has experienced significant consolidation in recent years, and as that consolidation occurs, our relative market share decreases and the relative financial capacity of our competitors increases. While management believes the Partnership is at a competitive advantage over some of these companies because of our lack of vertical integration into forest products manufacturing, our advantageous tax structure, and management’s attempts to diversify our asset base, we cannot assure readers that competition will not have a material and adverse effect on our results of operations or our financial condition.

                Fee Timber competition and demand issues.  Fee Timber revenue is generated primarily through the sale of softwood logs to the domestic markets and export intermediaries located in western Washington. The market for these products is significantly affected by fluctuations in U.S. and Japanese economies and in relative currency exchange rates. The market for our timber products is generally negatively affected by the rise in the use of engineered wood products that substitute for solid-sawn products. The rise in the use of engineered wood products results in less of a premium for larger-diameter Douglas-fir logs. Many of the engineered wood products are made from lower quality logs, which over time has eroded log prices and created more of a “commoditization” of wood fiber. While timber sold has realized lower prices with the rise in engineered wood products, wood fiber is expected to remain an important commodity that management expects will continue to be used extensively for building.

                The proximity of lumber mills to the timberland supplying these mills is important to our profitability. In prior years Western Washington experienced a trend towards consolidation of lumber mills to fewer, larger volume manufacturers. Local demand for our products has remained strong through the trend towards consolidation of lumber mills in western Washington. This trend has eased in 2004 with the actual and announced opening of several mills in the Puget Sound area of Washington state. If in the future consolidation leads to less local competition for wood fiber, our profitability could be negatively impacted.

                Canadian lumber imports declined in 2004 as British Columbia’s timber harvest volume declined due to hot dry weather and other production interruptions. Prior to 2004, Canadian lumber imports had increased for a few years. Lumber supply from Canada can cause a weakening in log prices in the U.S., when volume from Canada results in lower lumber prices for domestic mills which in turn can have a negative affect on log price and demand.

                Our ability to grow and harvest timber can be significantly impacted by legislation to restrict or stop forest practices. Restrictions to logging, planting, road building, fertilizing, managing competing vegetation, and other activities can significantly increase the cost or reduce available inventory thereby reducing future income.

                Timberland Management & Consulting.  One or two clients have traditionally dominated revenue in the Timberland Management & Consulting segment. In December 2003 this segment completed a timberland management and disposition project, which left the Timberland Management & Consulting segment without a major client for the first time since 1998. In January 2005 we began a new timberland management assignment for 522,000 acres. That assignment is expected to represent the majority of revenue for the Timberland Management & Consulting segment in 2005. In 2004 over 50% of Timberland Management & Consulting was generated through work for one client. This work was performed as part of a project related to the long-term management agreement that began in January 2005.

Real Estate.   The value of our real estate investments is subject to changes in the economic and regulatory environment. Our real estate investments are long-term in nature, which raises the risk of unforeseen changes in the economy or laws surrounding development activities having an adverse affect on our investments.

Tax Status.   The Partnership is a Master Limited Partnership (MLP) and is therefore not subject to income taxes. If that changed due to a change in tax law (or interpretation of current tax law) such that the Partnership became subject to income taxes, operating results would be adversely affected.

Contractual Obligations, Commercial Commitments and Contingencies

                Our commitments at December 31, 2004 consist of performance bonds, operating leases, and purchase obligations entered into in the normal course of business.

		Payments Due By Period/ Commitment Expiration Period
Obligation or Commitment	Total	Less than 1 year	1-3 years	4-5 years	After 5 years

Total debt	$35,766,000	$1,602,000	$3,000,000	$2,750,000	$28,414,000
$10 million line of credit	758,000	758,000
Performance bonds	68,000				68,000
Operating Leases	217,000	129,000	87,000	1,000
Unconditional purchase obligations	None
Other long term obligations	704,000	468,000	56,000	50,000	130,000
Total contractual obligations	$37,513,000	$2,957,000	$3,143,000	$2,801,000	$28,612,000

                We have debt totaling $35.8 million with the contractual maturities described in Note 2 of Partnership’s Consolidated Financial Statements included with this report plus a $758,000 balance on a revolving line of credit. Cash paid for interest on the revolving line of credit was $3,000 in 2004. The $10.0 million revolving line of credit expires on October 31, 2005. The Partnership has committed to invest 10% of equity capital in ORM Timber Fund I, LP once a timberland acquisition is closed by the fund. Targeted equity capital for this fund is $50 million and at that level the Partnership’s commitment would be $5.0 million. The Partnership will make this investment once the fund is fully subscribed and timberland acquisitions have been identified.

                Other long-term obligations include the Partnership’s $474,000 contingent liability for environmental remediation in and around the Port Gamble townsite and $230,000 liability for a supplemental employment retirement plan. We expect to spend $468,000 of these liabilities in 2004 and $236,000 thereafter.

                The Partnership may from time to time be a defendant in lawsuits arising in the ordinary course of business. Management believes that loss to the Partnership, if any, will not have a material adverse effect to the Partnership’s consolidated financial condition or results of operations.

Off-Balance Sheet Arrangements

                The Partnership is not a party to off-balance sheet arrangements and does not hold any variable interests in unconsolidated entities.

Capital Expenditures and Commitments

                Projected capital expenditures in 2005 of $12.7 million are currently expected to include $7.0 million for the Gig Harbor site and $2.4 million for the Bremerton site. The Partnership also expects to make half of its planned investment in the Timber Fund of $5.0 million in 2005. These expenditures could be increased or decreased as a consequence of future economic conditions. Projected capital expenditures at the Gig Harbor and Bremerton site are subject to permitting timetables and progress towards closing on specific land sale transactions, especially those with Costco Wholesale Corp. and Kitsap County Consolidated Housing Authority.

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

ACCOUNTING MATTERS

Accounting Standards Not Yet Implemented

                                In December 2004, the FASB released its revised standard, SFAS No. 123R (SFAS 123R”), Share-Based Payment. SFAS 123R requires that a public entity measure the cost of equity based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. A public entity will initially measure the cost of liability based service awards based on its current fair value and the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. Adoption of SFAS 123R is required for fiscal periods beginning after June 15, 2005. The Company is evaluating SFAS 123R and believes it will likely result in recognition of additional non-cash stock-based compensation expense and accordingly would decrease net income in amounts, which likely will be considered material. There will be no effect on cash, working capital or total stockholders’ equity.

The Partnership is currently negotiating with several potential investors in ORM Timber Find I, LP (the Fund). The Fund has a target invested capital amount of $50 million. Upon funding this $50 million target, the Fund will seek to invest the raised capital in timberland investments. The Partnership will invest 10% of the equity capital in the Fund so that, for example, if the target of $50 million is reached Pope Resources will have contributed $5 million of that equity total. The Fund is presently expected to be consolidated into the Partnership’s financial statements since an indirect subsidiary of the Partnership (Olympic Resource Management LLC) will act as manager and general partner of the Fund. However, Emerging Issues Task Force Issue No. 04-5, “Investors’ Accounting for an Investment in a Limited Partnership when the Investors is the Sole General Partner and the Limited Partners have Certain Rights” when finally concluded and issued, could require that the Partnership not consolidate, but rather account for the Fund using the equity method of accounting. Use of either the consolidation or equity method of accounting are expected to result in comparable net income and Partners’ capital in the consolidated financial statements of the Partnership.

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

                Depletion.   Depletion represents the cost of timber harvested and is charged to operations by applying a depletion rate to volume harvested during the period. The depletion rate is calculated on January 1st of each year by dividing the Partnership’s cost of merchantable timber by the volume of merchantable timber. Merchantable timber is defined as timber that is equal to or greater than 40 years of age. To calculate the depletion rate the Partnership uses a combined pool when the characteristics of the acquired timber are not significantly different from the Partnership’s existing timberlands. Prior to the fourth quarter of 2004, all of the Partnership’s timberlands were aggregated into one depletion cost pool. The Partnership acquired approximately 1,400 acres of timberland in the last quarter of 2004 that was accounted for in separate depletion pools. These acquisitions were almost entirely merchantable timber, which made the inventory characteristics of these acquisitions sufficiently different from our existing timber pool to indicate separate depletion pools were warranted under our accounting policy. Depletion cost in 2005 will include expense recognized from one of the separate depletion pools. We expect to harvest approximately 21 MMBF from this pool in 2005 resulting in depletion cost of $7.6 million. The depletion cost on this harvest is expected to approximate the net stumpage realized on the sale, which will result in almost no net income impact from the harvest but will generate operating cash flow. As a result of this additional depletion in 2005 we expect the overall weighted average depletion rate in 2005 will be approximately $150/MBF.

                Inventory volumes take into account the applicable state and federal regulatory limits on timber harvests as applied to the Partnership’s properties, including the new Forests and Fish law that supplements Washington State’s forest practice regulations to provide for expanded riparian management zones, wildlife leave trees, and other harvest restrictions. Timber inventory volume is accounted for by the Partnership’s standing timber inventory system, which utilizes annual statistical sampling of the timber (cruising) together with adjustments made for estimated annual growth and the depletion of areas harvested.

                The standing inventory system is subject to two processes each year to monitor accuracy. The first is the annual cruise process and the second is a comparison of (a) volume actually extracted by harvest to (b) inventory in the standing inventory system at the time of the harvest. A “cruise” represents a physical measurement of timber on a specific set of acres. The cruise process is completed when the physical measurement totals are compared to the volume captured in the standing inventory system. Only productive acres with timber that is at least 20 years old are selected as subject to a cruise. The Partnership cruised 20% of its productive acres with 20-year-old or greater timber in 2004, 2003, and 2002 and plans to continue to cruise 20% of productive acres in 2005 before reducing this level to 10% in subsequent years. Specific acres are first selected for cruising with a bias towards those acres that have gone the longest without a cruise and, second, with a bias towards those acres that have been growing the longest. As the cruise is being performed, only those trees with a breast height diameter (approximately 4.5 feet from the ground) of at least 6 inches are measured for inclusion in the inventory.

                A 5% change in estimated timber inventory volume would have changed 2004 depletion expense by $230,000.

                Environmental remediation.  The environmental remediation liability represents an estimate of payments required to remedy and monitor certain areas in and around the townsite and millsite of Port Gamble. Port Gamble is a historic town that was owned and operated by P&T, a related party, until 1985 when the townsite and other assets were spun off to the Partnership. P&T continued to operate the millsite until 1996 and leased the millsite and townsite at Port Gamble through January 2002, at which point P&T signed an agreement with the Partnership dividing the responsibility for environmental remediation of Port Gamble between the two parties.

                The environmental remediation liability on the Partnership’s books is based upon an estimate of the Partnership’s portion of the clean-up costs under this agreement with P&T. Based on information provided by consultants the Partnership estimated that the range of costs remaining to complete this project at December 31, 2004 is between $474,000 and $556,000. During 2004 the environmental liability increased $466,000 as a result of costs to complete the Partnership’s share exceeding the original estimate and decreased $284,000 for actual expenditures. While the majority of the Partnership’s portion of the clean up efforts is complete, there remains the possibility that the remaining remediation or monitoring activities may exceed estimates, resulting in an additional environmental remediation charge. Management will continue to monitor the remaining liability against estimates to complete to determine if an adjustment to the environmental remediation liability is necessary to accurately represent management’s estimate of remaining cost to complete the project.

Land held for development. Land held for development represents the Partnership’s cost basis in land that has been identified as having greater value as development than timber property. Our Real Estate department works with these properties to establish entitlements with city and county officials that allow for further development. These entitlement costs are evaluated for capitalization based upon the expected value derived from the efforts. For example, costs incurred to change Urban Growth Area boundaries are expensed as incurred due to the difficulty of successfully changing these boundaries but the cost of applying for a preliminary plat is generally capitalized as these efforts have a high likelihood of success and thus increase the value of the property. Those properties that are either under contract or where the Partnership is planning to sell within the next 12 months are classified as a current asset under Land Held for Sale.

Deferred tax assets.  The Partnership has a United States subsidiary corporation that has $671,000 of deferred tax assets as of December 31, 2004. The majority of this balance relates to net operating loss carryforwards resulting from the liquidation of our subsidiary in Canada. Management evaluates the likelihood of earning taxable income to absorb net operating loss carryforwards each reporting period to determine if deferred tax assets are likely to be utilized. The Partnership has concluded that deferred tax assets as December 31, 2004 are more-likely-than-not to be realized.

Item 7A.                 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

                As of December 31, 2004, the Partnership had $11.2 million with a fixed interest rate of 9.65%, $23.8 million with a fixed interest rate of 7.63%, and Local Improvement District debt of $0.8 million with fixed interest rates of 5.03% to 6.5%. This fixed rate debt totals $35.8 million outstanding with a fair value of approximately $39.7 million based on current interest rates for similar financial instruments. A change in the interest rate on fixed rate debt will affect the fair value of the debt, whereas a change in the interest rate on variable rate debt will affect interest expense and cash flows. A hypothetical 1% change in prevailing interest rates would change the fair value of the Partnership’s fixed-rate long-term debt obligations by $1.9 million

                Since the Partnership’s currently outstanding debt is fixed rate, net income and cash flows are not affected when market interest rates change.

                The Partnership also has a $10.0 million line of credit with a balance of $758,000 as of December 31, 2004. Interest on this obligation is variable using either the bank’s prime rate or LIBOR plus 1.25 percentage points.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA POPE RESOURCES A DELAWARE LIMITED PARTNERSHIP YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
37

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002 CONTENTS

38

Report of Independent Registered Public Accounting Firm

The Board of Directors and Unitholders
Pope Resources, A Delaware Limited Partnership:

We have audited the accompanying consolidated balance sheets of Pope Resources, A Delaware Limited Partnership, and subsidiaries (collectively, the Partnership) as of December 31, 2004 and 2003, and the related consolidated statements of operations, partners’ capital and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2004. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall the financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pope Resources, A Delaware Limited Partnership, and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

Seattle, Washington
February 3, 2005

39

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP CONSOLIDATED BALANCE SHEETS DECEMBER 31, 2004 AND 2003 (IN THOUSANDS)

ASSETS
	2004	2003

Current assets:
Cash and cash equivalents	$757	$10,361
Accounts receivable, net of allowance for doubtful
accounts of $- and $13	1,120	865
Land held for sale	152	135
Current portion of contracts receivable	606	872
Prepaid expenses and other	195	545

Total current assets	2,830	12,778

Properties and equipment, at cost:
Land held for development	9,074	7,708
Land	13,958	13,092
Roads and timber, net of accumulated depletion
of $26,418 and $21,335	64,485	48,203
Buildings and equipment, net of accumulated
depreciation of $6,034 and $5,537	3,166	3,107

	90,683	72,110

Other assets:
Contracts receivable, net of current portion	158	196
Other	1,197	1,224

	1,355	1,420

Total assets	$94,868	$86,308

LIABILITIES AND PARTNERS’ CAPITAL
Current Liabilities:
Accounts payable	$597	$536
Accrued liabilities	1,492	1,325
Environmental remediation	468	100
Current portion of long-term debt	1,602	1,631
Minority interest	30	89
Operating line of credit	758	—
Deposit	70	32
Deferred profit	918	103

Total current liabilities	5,935	3,816

Long-term debt	34,164	36,114
Other long-term liabilities	236	342

Commitments and contingencies

Partners’ capital (units outstanding: 4,539 and 4,518)	54,533	46,036

Total liabilities and partners’ capital	$94,868	$86,308

See accompanying notes to consolidated financial statements.
40

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF OPERATIONS YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

(IN THOUSANDS, EXCEPT PER UNIT INFORMATION)

	2004	2003	2002

Revenues:
Fee Timber	$33,571	$22,916	$23,298
Timberland Management & Consulting	1,601	2,386	7,295
Real Estate	4,476	1,734	1,599

Total revenues	39,648	27,036	32,192

Costs and expenses:
Cost of sales:
Fee Timber	(14,687)	(10,150)	(10,364)
Real Estate	(497)	(390)	(990)

Total cost of sales	(15,184)	(10,540)	(11,354)

Operating expenses:
Fee Timber	(3,758)	(3,097)	(2,735)
Timberland Management & Consulting (TM&C)	(2,199)	(2,114)	(5,793)
TM&C restructuring costs	—	—	(583)
Real Estate	(1,927)	(1,820)	(1,546)
Real Estate environmental remediation	(466)	—	(730)
General & Administrative (G&A)	(2,986)	(2,842)	(3,774)
G&A restructuring costs	—	—	(90)

Total operating expenses	(11,336)	(9,873)	(15,251)

Operating income (loss):
Fee Timber	15,126	9,669	10,199
Timberland Management & Consulting	(598)	272	919
Real Estate	1,586	(476)	(1,667)
Uallocated G&A	(2,986)	(2,842)	(3,864)

Total operating income	13,128	6,623	5,587

Other income (expense):
Interest expense	(3,052)	(3,089)	(3,324)
Interest income	100	283	430

Total other expense	(2,952)	(2,806)	(2,894)

Income before income taxes and
Minority interest	10,176	3,817	2,693
Income tax benefit (expense)	—	(242)	788

Income before minority interest	10,176	3,575	3,481
Minority interest	—	(47)	(147)

Net income	$10,176	$3,528	$3,334

Earnings per unit:
Basic	$2.25	$0.78	$0.74

Diluted	$2.22	$0.78	$0.74

See accompanying notes to consolidated financial statements.
41

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL AND COMPREHENSIVE INCOME YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

(IN THOUSANDS)

	General Partners	Limited Partners	Total

January 1, 2002	$810	$39,863	$40,673

Net income	44	3,290	3,334
Translation income	1	42	43

Comprehensive income	45	3,332	3,377

Distributions	(6)	(446)	(452)

December 31, 2002	849	42,749	43,598

Net income	47	3,481	3,528
Translation loss	—	(6)	(6)

Comprehensive income	47	3,475	3,522

Distributions	(14)	(1,070)	(1,084)

December 31, 2003	882	45,154	46,036

Net income	135	10,041	10,176

Distributions	(26)	(1,963)	(1,989)

Proceeds from option exercises	—	310	310

December 31, 2004	$991	$53,542	$54,533

Weighted average units outstanding :	12/31/2004	12/31/2003	12/31/2002

Basic	4,522	4,518	4,518
Diluted	4,594	4,522	4,520

See accompanying notes to consolidated financial statements.
42

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP CONSOLIDATED STATEMENTS OF CASH FLOWS YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002

(IN THOUSANDS)

	2004	2003	2002

Cash flows from operating activities:
Cash received from customers	$40,513	$29,582	$33,997
Cash paid to suppliers and employees	(19,693)	(17,961)	(21,841)
Interest received	105	306	416
Interest paid	(3,058)	(3,117)	(3,382)
Income taxes paid	(13)	(169)	(185)

Net cash provided by operating activities	17,854	8,641	9,005
Cash flows from investing activities:
Capital expenditures	(3,260)	(2,017)	(2,158)
Proceeds from sale of fixed assets	—	17	482
Timberland acquisition	(21,240)	—	—

Net cash used in investing activities	(24,500)	(2,000)	(1,676)
Cash flows from financing activities:
Cash distributions to unitholders	(1,989)	(1,084)	(452)
Net draw on line of credit	758	—	—
Repayment of long-term debt	(1,979)	(1,662)	(1,110)
Proceeds from option exercises	310	—	—
Minority interest distribution	(58)	(161)	(187)

Net cash used in financing activities	(2,958)	(2,907)	(1,749)
Net increase (decrease) in cash and cash equivalents	(9,604)	3,734	5,580
Cash and cash equivalents:
Beginning of year	10,361	6,627	1,047

End of year	$757	$10,361	$6,627

Reconciliation of net income to net cash
provided by operating activities:
Net income	$10,176	$3,528	$3,334
Cost of land sold	209	200	189
Cost of Art sold	—	175	—
Minority interest	—	47	165
Depreciation and amortization	660	658	779
Depletion	5,092	2,888	3,085
Deferred tax expense	—	242	(975)
Loss on retirement of PP&E	—	—	292
Increase (decrease) in cash from changes in
operating accounts:
Accounts receivable	(255)	903	(649)
Work in progress	—	40	343
Contracts receivable	304	1,676	2,087
Other current assets	336	(384)	158
Loan fees and other	—	—	32
Accounts payable and accrued liabilities	228	(424)	336
Restructuring	—	(466)	441
Environmental remediation	182	(337)	(780)
Deposits	38	(1)	24
Deferred profit	815	(32)	22
Other long-term liabilities	80	(50)	84
Other, net	(11)	(22)	38

Net cash provided by operating activities	$17,854	$8,641	$9,005

See accompanying notes to consolidated financial statements.
43

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       Nature of operations:

Pope Resources, A Delaware Limited Partnership (the “Partnership”) is a publicly traded limited partnership engaged principally in managing timber resources on its own properties as well as those owned by others. Pope Resources’ active subsidiaries include ORM, Inc., which is responsible for managing Pope Resources’ timber properties; Olympic Resource Management LLC, which provides timberland management and consulting activities and is responsible for developing the timber fund business; OPG I, LLC, which manages the Port Gamble town and mill sites and land that is classified as development property; and OPG Properties LLC, which owns land that is held as development property.

The managing general partner is Pope MGP, Inc. The Partnership operates in three business segments: Fee Timber, Timberland Management & Consulting, and Real Estate. Fee Timber represents the growing and harvesting of trees from owned properties. Timberland Management & Consulting represents management and consulting services provided to third party owners of timberlands. Real Estate consists of obtaining entitlements for properties that have been identified as having value as developed residential or commercial property and operating the Partnership’s existing commercial and residential properties in Kitsap County, Washington.

Principles of consolidation:

The consolidated financial statements include the accounts of the Partnership and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Minority interest:

Minority interest represents Pope MGP, Inc.’s interest in the Investor Portfolio Management Business (IPMB) (see Note 8) and has been classified as a current liability since the minority interest’s share in income is generally distributed on an annual basis.

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

Concentration of credit risk:

Financial instruments that potentially subject the Partnership to concentrations of credit risk consist principally of accounts and contracts receivable. Receivables from foreign sales represent zero, 12% and 6% of the Partnership’s accounts receivable balance as of December 31, 2004, 2003, and 2002, respectively. The Partnership limits its credit exposure by considering the creditworthiness of potential customers. Losses from accounts receivable have historically been less than $10,000 per year.
44

Contracts receivable:

The Partnership sells land parcels under contracts requiring a minimum cash down payment of 20% and having financing terms of up to eight years at interest rates between 7% and 10% per annum. The Partnership reduces credit risk on contracts through down payment requirements and utilizing the underlying land as collateral. Over the past several years, there have been a steadily declining number of outstanding contracts receivable, as fewer new land sales have been transacted on this basis. Existing contracts are being paid off as they come due or as the result of refinancing obtained from other parties on more favorable terms.

At December 31, 2004, minimum principal payments on contracts receivable for the next five years and thereafter are due as follows:

2005	$606,000
2006	47,000
2007	55,000
2008	56,000
2009	—
Thereafter	—

Income taxes:

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Operating loss and tax credit carryforwards are also factored into the calculation of deferred tax assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

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

When facts and circumstances indicate the carrying value of properties may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the property to the projected future undiscounted cash flows. Upon indication that the carrying value of such assets may not be recoverable, the Partnership would recognize an impairment loss, determined on the basis of fair market value, and charge this amount against current operations.
45

Buildings and equipment consist of the following as of December 31, 2004 and 2003:

Description	12/31/2004	12/31/2003

Buildings	$5,833,000	$5,330,000
Equipment	2,792,000	2,724,000
Furniture and fixtures	575,000	590,000

Total	9,200,000	8,644,000
Accumulated depreciation	(6,034,000)	(5,537,000)

Net buildings and equipment	$3,166,000	$3,107,000

Timber:

The depletion rate is calculated by dividing estimated merchantable timber inventory into the cost basis of merchantable inventory as of the beginning of the year. To calculate the depletion rate the Partnership uses a combined pool when the characteristics of the acquired timber are not significantly different from the Partnership’s existing timberlands. The Partnership acquired approximately 1,400 acres of timberland in the last quarter of 2004 that was accounted for in separate depletion pools. These acquisitions were almost entirely merchantable timber, which made the inventory characteristics of these acquisitions sufficiently different from our existing timber pool to indicate separate depletion pools were warranted under our accounting policy. The cost of replanting acres harvested is initially capitalized as a part of pre-merchantable timber. Then, after 40 years such costs are reclassified from pre-merchantable to merchantable timber and are then incorporated into the cost basis for purposes of calculating the depletion rate. A depletion rate is calculated for each depletion pool and that rate is applied to timber volume harvested from that depletion pool.

Land held for development:

Land held for development represents the Partnership’s cost basis in land that has been identified as having greater value as development than timber property. Our Real Estate department works with these properties to establish entitlements with city and county officials that allow for further development. These entitlement costs are evaluated for capitalization based upon the expected value derived from the efforts. For example, costs incurred to change Urban Growth Area boundaries are expensed as incurred due to the difficulty of successfully changing these boundaries but the cost of applying for a preliminary plat is generally capitalized as these efforts have a high likelihood of success and thus increase the value of the property. Those properties that are either under contract or where the Partnership is planning to sell within the next 12 months are classified as a current asset under Land Held for Sale.

Deferred profit:

Deferred profit represents the unearned portion of revenue collected. The balance at December 31, 2004 includes $803,000 collected on an interim services agreement that will be credited against revenue earned on a long-term management agreement in 2005. The remainder of the balance in 2004 and the $103,000 balance at December 31, 2003 represents the unearned portion of amounts received on annual cell tower leases.

Revenue recognition:

Revenue on timber sales is recorded when title and risk of loss passes to the buyer. Revenue on real estate sales is recorded on the date the sale closes, upon receipt of adequate down payment, and receipt of the buyer’s obligation to make continuing payments towards purchase of the property. The Partnership does not currently sell real estate with less than a 20% down payment and therefore has not deferred profit on real estate sales. Management fees and consulting service revenue is recognized as the related services are provided. Accounts receivable includes earned but unbilled services of $29,000 and $13,000 at December 31, 2004 and 2003, respectively.
46

Timberland sales:

The Partnership considers the sale of tracts of timberland to be part of its normal operations and therefore recognizes revenue from the sale and cost of sales for the Partnership’s basis in the property sold. Cash generated from these sales are included in cash flow from operations on the Partnership’s statements of cash flows.

Stock based compensation:

The Partnership accounts for unit-based compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation expense for unit options is measured as the excess, if any, of the fair value of the Partnership’s units at the date of grant over the amount an employee must pay to acquire the unit. Unit options granted have an exercise price not less than the fair value of the Partnership’s unit price on the date of the grant. Had compensation expense for unit option grants been recognized based on the fair value at the grant date consistent with the Black-Scholes method described in Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation, the Partnership’s net income for the years ended December 31 would have been adjusted to the pro forma amounts indicated below:

	Year Ended December 31,
(In thousands except per unit data)	2004	2003	2002

Net income as reported	$10,176	$3,528	$3,344

Add back employee units based
compensation expense recognized	—	—	—

Subtract proforma compensation
expense under SFAS No. 123	(222)	(285)	(309)

Proforma net income
under SFAS No. 123	$9,954	$3,243	$3,035

Earnings per unit as reported:
Basic	$2.25	$0.78	$0.74

Diluted	$2.22	$0.78	$0.74

Proforma:
Basic	$2.20	$0.72	$0.67

Diluted	$2.17	$0.72	$0.67

Unit options used in the calculation of proforma SFAS 123 compensation expense for 2004, 2003, and 2002 were 215,605, 60,835, and 68,525, respectively. The fair value of options was calculated using the Black-Scholes option-pricing model, with the following assumptions:

	Year Ended December 31,
	2004			2003			2002

Expected life	5 years			5 years			5 years
Risk free interest rate	3.97%	–	4.75%	3.70%	–	4.46%	3.95%	–	5.43%
Dividend yield	1.2%	–	1.8%	1.6%	–	2.1%	-%	–	2.2%
Volatility	20.7%	–	25.4%	19.4%	–	20.4%	18.3%	–	24.7%
Weighted average value			$4.46			$2.14			$4.05
47

The Partnership calculates volatility using unit close prices on the 15th day (or nearest business day to the 15th) of each month over the prior 30 months.

Foreign currency translation:

The Canadian dollar had been determined to be the functional currency for our operations in the Canadian subsidiary. Assets and liabilities are translated into U.S. dollars at the rate of exchange in effect at the balance sheet date. Revenue and expense is translated at average monthly exchange rates prevailing during the year. There were no significant foreign exchange gains or losses in the years presented. In December 2002, the Partnership’s offices in Canada were closed. The Partnership no longer has international subsidiaries as of January 2003.

Comprehensive income:

Comprehensive income consists of net income and foreign currency translation adjustments. The Consolidated Statements of Partners’ Capital and Comprehensive Income contain the disclosure and calculation of comprehensive income.

Income per partnership unit:

Basic income per partnership unit is computed using the weighted average number of units outstanding during each year. Diluted income per unit is calculated using the weighted average units outstanding during the year, plus the dilutive impact of unit options outstanding. Unit options are excluded from the computation if their effect is anti-dilutive.

	Year Ended December 31,
	2004	2003	2002

Weighted average units outstanding
(in thousands):
Basic	4,522	4,518	4,518
Dilutive effect of unit options	72	4	2

Diluted	4,594	4,522	4,520

Unit options outstanding that were not included in the calculation of earnings per partnership unit as they were anti-dilutive were 148,086, 316,251, and 317,052 in 2004, 2003, and 2002, respectively.

Statements of cash flows:

The Partnership considers all highly liquid debt instruments with maturity of three months or less when purchased to be cash equivalents.

Supplemental disclosure of non-cash investing activities:

During 2003, the Partnership incurred local improvement district debt of $168,000, which also represents capitalized improvements to the properties. Similarly, during 2002, the Partnership incurred Local Improvement District debt of $682,000, which also represents capitalized improvements to the properties.

Reclassifications:

Certain reclassifications have been made to the prior years’ financial statements to conform to the current year’s presentation.
48

Accounting Standards Not Yet Implemented

In December 2004, the FASB released its revised standard, SFAS No. 123R (SFAS 123R”), Share-Based Payment. SFAS 123R requires that a public entity measure the cost of equity based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. A public entity will initially measure the cost of liability based service awards based on its current fair value and the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. Adoption of SFAS 123R is required for fiscal periods beginning after June 15, 2005. The Company is evaluating SFAS 123R and believes it will likely result in recognition of additional non-cash stock-based compensation expense and accordingly would decrease net income in amounts, which likely will be considered material. There will be no effect on cash, working capital or total stockholders’ equity.

The Partnership is currently working to locate investors for a partnership, ORM Timber Find I, LP (the Fund) with a target amount of $50 million in equity capital. Upon funding this $50 million target, the Fund will seek to invest the raised capital in timberland investments. The Partnership will invest 10% of the equity capital in the Fund so that, for example, if the target of $50 million is reached Pope Resources will have contributed $5 million of that equity total. The Fund is presently expected to be consolidated into the Partnership’s financial statements since an indirect subsidiary of the Partnership (Olympic Resource Management LLC) will act as manager and general partner of the Fund. However, Emerging Issues Task Force Issue No. 04-5, “Investors’ Accounting for an Investment in a Limited Partnership when the Investors is the Sole General Partner and the Limited Partners have Certain Rights” when finally concluded and issued, could require that the Partnership not consolidate, but rather account for the Fund using the equity method of accounting. Use of either the consolidation or equity method of accounting are expected to result in comparable net income and Partners’ capital in the consolidated financial statements of the Partnership.

2. LONG-TERM DEBT

Long-term debt at December 31 consists of (in thousands):
	2004	2003

Mortgage note payable to an insurance company, with interest at
9.65%, collateralized by timberlands, with monthly interest
payments and annual principal payments maturing April 2011	$11,179	$11,692

Mortgage note payable to an insurance company, with interest at
7.63%, collateralized by timberlands, with monthly interest
payments and annual principal payments maturing April 2011	23,800	25,174

Local improvement district assessments, with interest ranging from
5.03% to 6.5%, due through 2013	787	879

	35,766	37,745

Less current portion	(1,602)	(1,631)

Total long-term debt	$34,164	$36,114

The Partnership has a $10 million revolving term loan facility. The balance outstanding on the facility as of December 31, 2004 was $758,000. Interest on the facility is charged at the bank’s prime rate, which was 5.25% as of December 31, 2004. The facility expires on October 31, 2005. As of December 31, 2003, the Partnership did not have a revolving term loan facility.
49

The Partnership’s debt agreements contain covenants which require the Partnership to maintain a required debt service coverage ratio and a debt to market capitalization ratio. As of December 31, 2004, the Partnership was in compliance with its debt covenants.

At December 31, 2004, principal payments on long-term debt for the next five years and thereafter are due as follows (in thousands):

2005	$1,602
2006	1,625
2007	1,375
2008	1,375
2009	1,375
Thereafter	28,414

3. FAIR VALUE OF FINANCIAL INSTRUMENTS

The Partnership’s financial instruments include cash and cash equivalents, accounts receivable, contracts receivable, accounts payable, accrued liabilities, and a $10 million revolving term loan facility for which the carrying amount of each approximates fair value based on current market interest rates or their short-term nature. The fair value of fixed rate debt having a carrying value of $35.8 million and $37.7 million has been estimated based on current interest rates for similar financial instruments to be approximately $39.7 million and $42.3 million as of December 31, 2004 and 2003, respectively.

4. INCOME TAXES

The Partnership is not subject to income taxes. Instead, partners are taxed on their share of the Partnership’s taxable income, whether or not cash distributions are paid. However, the Partnership is subject to income taxes through operations in several of its taxable subsidiaries. The following tables provide information on the impact of income taxes in those taxable subsidiaries. Consolidated Partnership earnings are reconciled to earnings before income taxes in taxable subsidiaries for the years ended December 31 as follows:

	Year Ended December 31,

(000’s)	2004	2003	2002

Consolidated Partnership income
before income taxes (less minority
interest)	$10,176	$3,770	$2,546

Less: Income earned in entities that
pass-through pre-tax earnings to the
partners	10,335	3,348	2,920

Income subject to income taxes:
Domestic	(159)	422	128
Foreign	—	—	(502)

Total income (loss) subject to taxes	($ 159)	$422	($ 374)

50

The Partnership’s Canadian offices were closed in December 2002 and never generated taxable income. The provision for income taxes relating to taxable subsidiaries of the Partnership consists of the following income tax benefit (expense) for the years ended December 31:

	Year Ended December 31,

(000’s)	2004	2003	2002

Current	$—	$—	$(187)
Deferred	—	(242)	975

Total	$—	($242)	$788

Reconciliation between the federal statutory tax rate and the Partnership’s effective tax rate is as follows for the years ended December 31:

	2004	2003	2002

Statutory tax on income	34%	34%	34%

Income (loss) earned in entities that
pass-through pre-tax earnings to the
partners	(34%)	(28%)	(37%)

Liquidation of Canadian subsidiary	—	—	(34%)

Non-deductible operating losses of
subsidiaries	—	—	10%
Other	—	—	(2%)

Effective income tax rate	—%	6%	(29%)

The net deferred income tax assets include the following components as of December 31:

(000’s)	2004	2003

Current (included in prepaid expenses and other)	$16	$30
Non current (included in other assets)	990	981

Total	$1,006	$1,011

The deferred tax assets are comprised of the following:

(000’s)	2004	2003

Net operating loss carryforward	$671	$840
Employee-related accruals	16	36
Depreciation	44	16
Other	275	119

	$1,006	$1,011

In 2002, the Partnership’s taxable subsidiaries have operating losses generated in the U.S. from liquidation of the Canadian subsidiary of $2.7 million. This net operating loss expires, if unused, in December 31, 2022. No valuation allowance is considered necessary as the Partnership expects to generate taxable income in its corporate subsidiaries to utilize the deferred tax assets recorded at December 31, 2004 and 2003. The Partnership recorded a deferred tax asset and benefit of $907,000 in 2002 due to the aforementioned liquidation of its Canadian Subsidiary.
51

5. UNIT OPTION PLAN

The Partnership’s 1997 Unit Option Plan authorized the granting of nonqualified unit options to employees, officers, and directors of the Partnership. A total of 1,500,000 units have been reserved for issuance under the plan of which there are 1,107,183 units authorized but unissued as of December 31, 2004. Unit options are granted at prices not less than the fair value of the limited partnership units on the date of the grant. The options generally become exercisable annually over a four-year period and have a maximum term of ten years. Unit options vested were 233,441, 199,965, and 118,085, at December 31, 2004, 2003, and 2002, respectively. Vested unit options had weighted average exercise prices of $15.65, $18.71, and $20.65 at December 31, 2004, 2003, and 2002, respectively. Unit options outstanding were as follows:

	Number of units (in thousands)	Weighted average price per unit

Balance, December 31, 2002	323.8	$17.28

Granted	40.4	10.07
Exercised	—	—
Expired	(9.5)	(14.94)

Balance, December 31, 2003	354.7	$16.52

Granted	29.5	17.9
Exercised	(20.5)	(15.12)
Expired	—	—

Balance, December 31, 2004	363.7	$16.71

The following table summarizes information about unit options outstanding at December 31, 2004:

Price range			Options outstanding	Weighted average exercise price options outstanding	Options exercisable	Weighted average exercise price options exercisable	Weighted average remaining contractual life (yrs)

$9	–	$ 14	184,304	$12.21	84,804	$12.17	8.7

$15	–	$ 19	87,778	$19.04	65,778	$19.58	6.1

$20	–	$ 24	66,109	$22.45	57,359	$22.52	5.5

$25	–	$ 30	25,500	$27.25	25,500	$27.25	3.7

Total			363,691	$16.71	233,441	$15.65	6.2

6. EMPLOYEE BENEFITS

As of December 31, 2004, all employees of the Partnership and its subsidiaries are eligible to receive benefits under a defined contribution plan. During 2004, 2003 and 2002 the Partnership matched 50% of the employees’ contributions up to 8% of compensation. The Partnership’s contributions to the plan amounted to $90,000, $82,000, and $57,000, for each of the years ended December 31, 2004, 2003, and 2002, respectively.

7. COMMITMENTS AND CONTINGENCIES

Restructuring: The Partnership decided in the fourth quarter of 2002 to close both of its timberland consulting offices in Canada. Additionally, the Partnership closed two timberland management offices in Oregon and one such office in British Columbia following notification by Hancock Timber Resource Group (HTRG) that they would not be renewing their management contract with the Partnership’s subsidiary, Olympic Resource Management LLC, in 2003. As a result of these office closures and reduction in employees the Partnership recorded a $673,000 restructuring charge in the fourth quarter of 2002. Costs included in the restructuring charge were severance, lease costs, and losses on computer and software equipment used to service the HTRG contract.
52

Environmental remediation: The Partnership has an accrual for estimated environmental remediation costs of $474,000, $292,000, and $629,000, as of December 31, 2004, 2003 and 2002, respectively. Of the year-end 2004 amount, $468,000 is expected to be spent in 2005. The accrual represents estimated payments to be made to remedy and monitor certain areas in and around the townsite and millsite of Port Gamble. Port Gamble is a historic town that was owned and operated by Pope & Talbot, Inc. (P&T), a related party, until 1985 when the townsite, millsite and other assets were spun off to the Partnership. P&T continued to operate the millsite until 1996 and leased the millsite and townsite at Port Gamble through January 2002, at which point P&T signed an agreement with the Partnership dividing the responsibility for environmental remediation of Port Gamble between the two parties.

Based on information provided by consultants and P&T, the Partnership estimates that the cost range for cleaning up the Port Gamble townsite, millsite and surrounding area to applicable State standards is between $474,000 and $556,000. The environmental remediation liability at December 31, 2004 is based upon an estimate of the Partnership’s portion of the clean-up and monitoring costs that remain to be completed under this agreement.

Capital improvements: The Partnership is committed to build infrastructure including water, sewer, and roads at the Gig Harbor and Bremerton properties subject to the purchaser acquiring the land. The current estimated cost of those improvements at Gig Harbor is $13 to $15 million. Infrastructure costs at the Bremerton property are expected to be in the range of $2 to $3 million. The timing of these expenditures is dependent upon the timing of completion of the land sale.

Investment in Timber Fund: The Partnership has committed to invest 10% of equity capital in ORM Timber Fund I, LP once a timberland acquisition is closed by the fund. Targeted equity capital for this fund is $50 million and at that level the Partnership’s commitment would be $5.0 million. The Partnership will make this investment once the fund is fully subscribed and timberland acquisitions have been identified.

Performance bonds: In the ordinary course of business, and as part of the entitlement and development process, the Partnership is required to provide performance bonds to ensure completion of certain public facilities. The Partnership had performance bonds of $68,000 and $93,000 outstanding at December 31, 2004 and 2003, respectively.

Operating leases: The Partnership has non-cancelable operating leases for automobiles, office space, and computer equipment. The lease terms are from 12 to 48 months. Rent expense under the operating leases totaled $95,000, $57,000, and $219,000 for the years ended December 31, 2004, 2003, and 2002 respectively.

Future minimum rental payments required under non-cancelable operating leases by year are as follows (in thousands):

Year	Amount

2005	$64
2006	37
2007	14
2008	3
2009	1

Supplemental Employee Retirement Plan: The Partnership has a supplemental employee retirement plan for a retired key employee. The plan provides for a retirement income of 70% of his base salary at retirement after taking into account both 401(k) and Social Security benefits with a fixed payment set at $25,013 annually. The Partnership accrued $109,000 in 2002 and an additional $80,000 in 2004 for this benefit based on an approximation of the cost of purchasing a life annuity paying the aforementioned benefit amount. The balance of the projected liability for the two years ended December 31, 2004 and 2003 were $230,000 and $150,000, respectively.
53

Contingencies: The Partnership may from time to time be a defendant in various lawsuits arising in the ordinary course of business. Management believes Partnership losses related to such lawsuits, if any, will not have a material adverse effect to the Partnership’s consolidated financial condition or results of operations or cash flows.

8. RELATED PARTY TRANSACTIONS AND MINORITY INTEREST

Pope MGP, Inc. is the managing general partner of the Partnership and receives an annual management fee of $150,000.

The minority interest represents Pope MGP, Inc.’s interest in the IPMB. The 1997 amendment to the Limited Partnership Agreement authorizing management to pursue the IPMB specifies that annual net income from the IPMB will be split using a sliding scale allocation method, commencing with 80% to ORM, Inc., a subsidiary of Pope Resources, and 20% to Pope MGP, Inc. The sliding scale allocation method will allocate income evenly between ORM, Inc. and Pope MGP, Inc. once net income from the IPMB reaches $7.0 million in a fiscal year. The aforementioned amendment authorizing pursuit of the IPMB limits cumulative net expenditures to $5.0 million. As of December 31, 2004, cumulative revenue from IPMB exceeds cumulative IPMB expenditures.

In October 2003, the Partnership sold an art collection to a director and shareholder of Pope MGP, Inc. The proceeds from the sale were $315,000 in cash and this amount is included in Real Estate segment revenue. The sale price was based upon an independent appraisal of the collection. Prior to the sale, P&T leased the art collection from the Partnership through October 2003. Revenue received from the art lease was $15,000 annually for the two-year period ended December 31, 2002. Lease payments received in 2003 were $12,239.

9. SEGMENT AND MAJOR CUSTOMER INFORMATION

The Partnership’s operations are classified into three segments: Fee Timber, Timberland Management & Consulting, and Real Estate. The Fee Timber segment consists of the harvest and sale of timber from the Partnership’s 115,000 acres of fee timberland in Washington State.

The Timberland Management & Consulting segment was not serving a significant timberland management client during 2004 but began providing services under a 522,000-acre timberland management client on January 1, 2005. In 2003 Olympic Resource Management LLC successfully completed a timberland management and disposition project for a significant client representing 76% of segment revenue. Hancock Timber Resource Group represented 13% of consolidated Partnership revenue in 2002.

The Real Estate segment’s operations consist of management of early stage development properties, and the rental of residential and commercial properties in Port Gamble and Kingston, Washington. Real Estate is working with nearly 3,000 acres of early stage development properties as of December 31, 2004. All of the Partnership’s real estate activities are in Washington State.

For the year ended December 31, 2004, the Partnership had two major customers that represented 15% and 12% of consolidated revenue, respectively. For the year ended December 31, 2003, there was one major customer representing 30% of consolidated revenue. No other customer represents 10% or greater of consolidated revenue during 2004, 2003, or 2002.

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
54

	2004	2003	2002

Revenues:
Fee Timber	$33,629	$22,988	$23,428
Elimination of intersegment amounts	(58)	(72)	(130)
Fee Timber (External)	$33,571	$22,916	$23,298

Timberland Management & Consulting	$2,018	$2,860	$8,611
Elimination of intersegment amounts	(417)	(474)	(1,316)
Timberland Management & Consulting (External)	$1,601	$2,386	$7,295

Real Estate	$4,512	$1,833	$1,657

Elimination of intersegment amounts	(36)	(99)	(58)

Real Estate (External)	$4,476	$1,734	$1,599

Total revenues	$40,159	$27,681	$33,696

Elimination of intersegment amounts	(511)	(645)	(1,504)

Total revenues (External)	$39,648	$27,036	$32,192

Operating income/(loss):

Fee Timber	$14,784	$9,171	$9,880

Elimination of intersegment amounts	342	498	319

Fee Timber (External)	$15,126	$9,669	$10,199

Timberland Management & Consulting	$(284)	$686	$1,228

Elimination of intersegment amounts	(314)	(414)	(309)

Timberland Management & Consulting (External)	$(598)	$272	$919
55

	2004	2003	2002

Real Estate	$1,614	($ 386)	($ 1,647)
Elimination of intersegment amounts	(28)	(90)	(20)
Real Estate (External)	$1,586	($ 476)	($ 1,667)

Unallocated General and Administrative	($ 2,986)	($ 2,848)	($ 3,874)
Elimination of intersegment amounts	—	6	10
Unallocated General and Admin (External)	($ 2,986)	($ 2,842)	($ 3,864)

Operating income	$13,128	$6,623	$5,587
Elimination of intersegment amounts	—	—	—
Operating income (External)	$13,128	$6,623	$5,587

Depreciation, amortization, and depletion:
Fee Timber	$5,193	$3,007	$3,164
Timberland Management & Consulting	88	69	190
Real Estate	133	85	57
Unallocated General and Administrative	338	385	453
Total	$5,752	$3,546	$3,864

Identifiable assets:
Fee Timber	$82,159	$63,118	$68,361
Timberland Management & Consulting	169	187	205
Real Estate	6,084	5,894	5,264
Unallocated General and Administrative	6,456	17,109	12,958
Total	$94,868	$86,308	$86,788

Capital and land expenditures:
Fee Timber	$22,358	$809	$1,315
Timberland Management & Consulting	73	50	179
Real Estate	1,506	1,117	491
Unallocated General and Administrative	63	41	173
Total	$24,500	$2,017	$2,158
56

Revenues by product line for the years ended December 31, 2004, 2003, and 2002 are as follows (in thousands):

	2004	2003	2002

Sales of forest products:
Domestic	$27,727	$20,489	$19,695
Export, indirect	5,844	2,427	3,603
Sales of homes, lots, and undeveloped
acreage	3,630	613	871
Fees for service:
Domestic	2,447	3,507	6,634
Foreign	—	—	1,389
Total Revenues	$39,648	$27,036	$32,192

10.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in thousands except per unit amounts)	Revenues	Income from Operations	Net Income	Earnings per Partnership unit basic	Earnings per Partnership unit diluted

2004
First quarter	$11,732	$4,748	$3,998	$.88	$.87
Second quarter (1)	11,888	4,773	3,997.88		.87
Third quarter (2)	8,051	2,059	1,361.31		.30
Fourth quarter	7,977	1,548	820.18		.18

2003
First quarter	$7,312	$1,999	$1,291	$.29	$.29
Second quarter	7,480	1,999	1,296.29		.29
Third quarter	6,565	1,628	941.20		.20
Fourth quarter	5,679	997	—	—	—

(1)	Includes $295,000 (or $0.06 per diluted unit) increase in the environmental remediation liability in Port Gamble.

(2)	Includes $171,000 (or $0.04 per diluted unit) increase in the environmental remediation liability in Port Gamble.
57

Item  9.              CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                           ON ACCOUNTING AND FINANCIAL DISCLOSURE

                None

Item 9A.            CONTROLS AND PROCEDURES.

                The Partnership’s management maintains an adequate system of internal controls to promote the timely identification and reporting of material, relevant information. Those controls include requiring executive management and all managers in accounting roles to sign a Code of Ethics (See Exhibit 99.4 to this report). Additionally the Partnership’s senior management team meets regularly to discuss significant transactions and events affecting the Partnership’s operations. The Partnership’s President & CEO and V.P. & CFO lead these meetings and consider whether topics discussed represent information that should be disclosed under generally accepted accounting principles and the rules of the SEC. The Board of Directors of the Partnership’s general partner includes an Audit Committee that is comprised solely of independent directors who meet the financial literacy requirements imposed by the Securities Exchange Act and the Nasdaq Stock Market. Two members of our Audit Committee are “financial experts” within the meaning of applicable Nasdaq rules. The Audit Committee reviews the earnings release and all reports on Form 10-Q and 10-K prior to their filing. The Audit Committee is responsible for hiring the Partnership’s external auditors and meets with those auditors at least four times each year.

                The Partnership’s President & CEO and V.P. & CFO are responsible for establishing and maintaining disclosure controls and procedures. They have designed such controls to ensure that others make known to them all material information within the organization. Management regularly evaluates ways to improve internal controls.

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

9B.                   OTHER INFORMATION.

                None

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

                The following table identifies the officers and directors of the General Partner as of February 11, 2005. Officers of the General Partner hold identical offices with the Partnership.

Name	Age	Position and Background

David L. Nunes(2)	43	President and Chief Executive Officer, and Director, from January 2002 to present. President and Chief Operating Officer from September 2000 to January 2002. Senior Vice President Acquisitions & Portfolio Development from November 1998 to August 2000. Vice President Portfolio Development from December 1997 to October 1998. Director of Portfolio Development from April 1997 to December 1997 of Pope MGP, Inc. and the Partnership. Strategic Planning Director of Weyerhaeuser Company from June 1988 to April 1997.

Thomas M. Ringo	51	Vice President and CFO from December 2000 to present. Senior Vice President Finance and Client Relations from June 1996 to December 2000. Vice President Finance from November 1991 to June 1996. Treasurer from March 1989 through October 1991 of Pope MGP, Inc. and the Partnership. Tax Manager of Westin Hotel Company, 1985 to March 1989. Tax Consultant for Price Waterhouse, 1981 to 1985.

Douglas E. Norberg(1), (3), (4), (5)	64	Director; Vice Chairman, Wright Runstad & Company, since 2000; President, Wright Runstad & Company, 1975 until 2000. Wright Runstad & Company is in the business of real estate investing, development, and management.

Peter T. Pope (1), (4)	70	Director; Director, Pope & Talbot, Inc. 1971 to present; Chairman of the Board and CEO of Pope & Talbot, Inc., 1971 to 1999. Mr. Pope retired as CEO of Pope & Talbot, Inc. in 1999. Mr. Pope is also a director and President of Pope EGP, Inc.
59

J. Thurston Roach (1), (3), (4), (5)	63	Director; private investor; Director, Deltic Timber Corporation, December 2000 to present; Director The Liberty Corporation May 1994 to Present; President and CEO HaloSource Corporation, October 2000 to November 2001; Director HaloSource Corporation, October 2000 to February 2002; Senior Vice President and CFO, Owens Corning, January 1999 to April 2000; Senior Vice President and President of Owens Corning’s North American Building Materials Systems Business, February 1998 to December 1998; Vice Chairman, Simpson Investment Company, July 1997 to February 1998; President, Simpson Timber Company, January 1996 to June 1997; Senior Vice President and Chief Financial Officer and Secretary, Simpson Investment Company, August 1984 to December 1995.

Marco F. Vitulli (2), (3), (4)	70	Director; President, Vitulli Ventures Ltd., 1980 to present. Vitulli Ventures Ltd. is in the business of real estate investments.

————————————
1)	Class A Director

2)	Class B Director

3)	Member of the Audit Committee

4)	Member of the Human Resources Committee

5)	Designated financial expert for the Board of Directors Audit Committee

Board of Directors of the Managing General Partner

                Board Composition.  The Managing General Partner’s Articles of Incorporation provide that directors are divided into two classes, each class serving a period of two years. The Managing General Partner’s shareholders elect approximately one-half of the members of the Board of Directors annually. The terms of the Class A directors expire on December 31, 2006, and the terms of the Class B directors expire on December 31, 2005. The directors’ election to the Managing General Partner’s Board of Directors is subject to a voting agreement between the Managing General Partner’s two shareholders, Mr. Peter T. Pope and Ms. Emily T. Andrews. Mr. Pope serves as his own appointee, and J. Thurston Roach serves as Ms. Andrews’ appointee to the Board of Directors. The Managing General Partner’s Board of Directors met 6 times in 2004 with 5 of those meetings in person and 1 telephonic, to discuss Partnership matters. The composition of our Board of Directors is established by the Limited Partnership Agreement and accordingly, as permitted by NASD Rules 4360(c) and 4350(c)(4), board nominations are not made or approved by a separate nominating committee or by a majority of the independent directors.

                Audit Committee. The Audit Committee of the General Managing Partner’s Board of Directors is comprised of three outside directors who comply with the Securities Exchange Act and the Nasdaq’s qualification requirements for Audit Committee members. The audit committee met to discuss the Partnership 4 times during 2004. The Audit Committee currently has two financial experts: Douglas E. Norberg and J. Thurston Roach. See report of the Audit Committee on financial statements below.

                Human Resources Committee. The Human Resources Committee is responsible for (1) establishing compensation programs for executive officers and senior management of the Partnership designed to attract, motivate, and retain key executives responsible for the success of the Partnership as a whole; (2) administering and maintaining such programs in a manner that will benefit the long-term interests of the Partnership and its unit holders; and (3) determining the salary, bonus, unit option and other compensation of the Partnership’s executive officers and senior management. The Human Resources Committee met once during 2004. See report of the Human Resources Committee on executive compensation below.

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

Item 11. EXECUTIVE COMPENSATION

                The following table sets forth certain information concerning the cash compensation paid to each of the five most highly compensated executives of the Partnership (the “Named Executives”) in fiscal year 2004, 2003 and 2002. The titles used in this Item 11 correspond to these persons’ titles during 2004.

Summary Compensation Table

Annual Compensation						Long-term Compensation

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Other Annual Compensation ($)	All Other Compensation ($) (2)	LTIP Payments ($) (3)

David L. Nunes President and CEO	2004 2003 2002	255,337 234,792 223,075	205,500 169,127 155,250		6,127 6,000 5,500	2,608 5,961 15,111

Thomas M Ringo V.P. and CFO	2004 2003 2002	166,875 153,125 148,174	104,250 103,289 78,720		7,750 7,000 5,500	1,630 4,471 15,111

Jonathan P. Rose Director Real Estate	2004 2003 2002	123,257 120,327 115,774	66,440 48,152 44,203		4,740 6,000 5,205	— — —

John T. Shea Director Business Development	2004 2003 2002	125,484 122,500 97,521	57,279 101,522 37,500		6,500 6,000 4,315	1,956 4,471 15,111

(1)	Amounts represent bonuses or commissions earned in the year shown but paid after year-end.

(2)	Amounts represent contributions to the Partnerships 401(k) plan.

(3)	The LTIP payments are made from Pope MGP’s share of the IPMB. Amounts shown above are earned in the year specified and paid in the subsequent year. See “Long-Term Incentive Plans – Awards in Last Fiscal Year”.
61

Compensation Pursuant To Unit Options

                During 2004 there were no unit options issued to named executive officers of the Partnership.

Aggregated Option Exercises

                The following table provides information on option exercises in fiscal 2004 by the named executive officers and the value of exercisable and unexercisable unit options at December 31, 2004.

			Number of securities underlying unexercised options at year-end (#)		Value of unexercised in-the- money options at year-end ($)

Name	Units Acquired on Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

David L. Nunes	—	—	37,250	29,500	257,000	345,000

President and CEO

Thomas M. Ringo	1,500	7,620	26,000	15,375	123,000	174,000

V.P. and CFO

Jonathan P. Rose	—	—	9,175	17,825	68,000	168,000
Director Real Estate

John T. Shea	2,400	13,200	3,900	7,700	34,000	91,000
Director Business Development

Long-Term Incentive Plans-Awards in Last Fiscal Year During 2005 the following awards were made from the Long-Term Incentive Plan based upon 2004 operating results for the IPMB:

Name and Principal Position	Award ($) (1)	Performance Period

David L. Nunes
President and CEO	2,608	1/1/2004 to 12/31/2004
Thomas M. Ringo
V.P. and CFO	1,630	1/1/2004 to 12/31/2004
John T. Shea
Director Business Development	1,956	1/1/2004 to 12/31/2004

(1)	Awards from the LTIP are made based upon performance of the Investor Portfolio Management Business (IPMB) during 2004 and are contingent upon the officer’s employment with the Partnership on the last day of the award year. LTIP payments are made from Pope MGP’s share of the IPMB.

Compensation of General Partner’s Directors

                Compensation of the outside directors of Pope MGP, Inc. consists of a monthly retainer of $1,500 plus a $1,000 per day fee for each board meeting attended and $500 for participation in a board meeting via telephone. The Chairman of the Audit Committee receives an additional annual retainer amount of $3,000 that is paid in a monthly pro rata fashion. Both the Chairman of the Audit and Human Resources Committees receive an additional $500 per committee meeting fee. Outside directors have the option of receiving their $1,500 monthly board retainer in unit options. The number of options granted is based upon the fair value of the options on the date of grant. All option grants so made to outside directors in 2004 were made pursuant to the Partnership’s 1997 Unit Option Plan for their service as directors of Pope MGP, Inc.

                For the year ended December 31, 2004, two outside directors each received 3,726 options with strike prices ranging from $15.35 to $23.56. As of December 2004, two outside directors were receiving their retainers in cash.

                For the year ended December 31, 2003, two outside directors each received 8,115 and one received 2,125 options with strike prices ranging from $9.50 to $14.30. As of December 2003, two outside directors were receiving their retainers in cash. One director received a 6,000-option grant with an exercise price of $10.00 vesting over five years.

Unit Option Plan

                The Partnership’s 1997 Unit Option Plan authorizes the granting of nonqualified unit options to employees, officers, and directors of the Partnership. A total of 1,500,000 units have been reserved for issuance under the plan. Unit options are granted at prices not less than the fair value of the limited partnership units on the date of the grant, and currently range from $9.30 to $27.88 per unit. The options generally become exercisable annually over a four-year period and have a maximum term of ten years. Unit options issued and outstanding at December 31, 2004 and 2003 were 363,691 and 354,740, respectively, and unit options vested at December 31, 2004 and 2003 were 233,441 and 199,965, respectively. During 2004 20,500 options were exercised and options totaling 29,126 units have been exercised since the Plan was authorized. The units issued under the Unit Option Plan have been registered on a Form S-8 registration statement.

                The Partnership accounts for unit-based compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation cost for unit options is measured as the excess, if any, of the fair value of the Partnership’s units at the date of grant over the amount an employee must pay to acquire the unit.

Employee Benefit Plans

                As of December 31, 2004 all employees of the Partnership and its subsidiaries are eligible to receive benefits under a defined contribution plan. During 2004 and 2003 the Partnership matched 50% of the employees’ contribution up to 8% of compensation. Partnership contributions to the plan amounted to $90,000, $82,000, and $57,000, for each of the years ended December 31, 2004, 2003, and 2002, respectively. Employees become fully vested over a six-year period in the Partnership’s contribution.

Employment Contracts

                Thomas M. Ringo Employment Agreement. Effective January 1, 2003 the Partnership entered into a three-year Employment Agreement with Mr. Ringo under which he has served as the Partnership’s Vice President and Chief Financial Officer. Under that agreement, Mr. Ringo received an annual salary of $166,875, an annual target bonus of 35% of annual salary, and participation in the IPMB Incentive Plan.

                John T. Shea Employment Agreement. Effective January 1, 2003 the Partnership entered into a three-year Employment agreement with Mr. Shea under which he has served as the Partnership’s Director of Business Development. Under that agreement, Mr. Shea received an annual salary of $125,484, an annual target bonus of 25% of annual salary, and participation in the IPMB Incentive Plan.

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

            Supplemental Retirement Plan.  The Partnership has a supplemental retirement plan for George H. Folquet, a retired key employee. The plan provides for a retirement income of 70% of his base salary at retirement after taking into account both 401(k) and Social Security benefits and makes an annual fixed-amount payment of $25,013. The Partnership accrued $80,000 and $109,000 in 2004 and 2002, respectively, for this benefit based on an approximation of the cost of purchasing a life annuity paying the aforementioned benefit amount. The balance of the liability as of December 31, 2004 and 2003 was $230,000 and $150,000, respectively.

Report of the Human Resources Committee on Executive Compensation

                The Human Resources Committee of the General Partner’s Board of Directors (the “HR Committee”) has furnished the following report on the Partnership’s executive compensation for fiscal year 2004. The HR Committee’s report is intended to describe in general terms the process the HR Committee undertakes and the matters it considers in determining the appropriate compensation for the Partnership’s executive officers, Mr. Nunes and Mr. Ringo.

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

                The HR Committee is currently composed of Douglas E. Norberg, Peter T. Pope, J. Thurston Roach, and Marco F. Vitulli. Mr. Pope serves as HR Committee Chair. None of the members are officers or employees of the Partnership or the General Partner.

Compensation Philosophy

                The Partnership’s strategic plan is to focus on growing its fee timber and timberland management businesses. The Partnership’s growth strategy consists of the following elements:

•	Add to owned timberland asset base;

•	Build third-party service business by providing cost-effective timberland management and forestry consulting services;

•	Launch a series of timberland investment funds that will indirectly add to the Partnership’s owned timberland asset base and will also provide timberland management opportunities;

•	Focus real estate activities on where we can add the most value; and

•	Support operations with appropriate, efficient levels of overhead.

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

                Unit Options. The HR Committee follows a compensation philosophy that includes unit options as a long-term incentive program for management. The Partnership’s use of unit-based compensation focuses on the following guiding principles: (1) unit-based compensation has been and will continue to be an important element of employee pay, (2) the grant of unit options will be based on performance measures within the employee’s control, (3) owning units is an important ingredient in forming the partnership between employees and the organization, and (4) ownership of significant amounts of the Partnership’s units by executives and senior officers of the Partnership will facilitate aligning management’s goals with the goals of unitholders. The HR Committee anticipates that it will continue to emphasize unit-based compensation in the future but is considering substituting a restricted unit plan for the Partnership’s Unit Option Plan.

                IPMB Award. The IPMB awards are paid from Pope MGP’s share of earnings from the IPMB. Awards are paid in a lump sum following the year in which the award was earned.

Chief Executive Officer Compensation

                Mr. Nunes has been serving as Chief Executive Officer and President since January of 2002. In evaluating the compensation of Mr. Nunes for services rendered in 2004, the HR Committee considered both quantitative and qualitative factors.

                In looking at quantitative factors, the HR Committee reviewed the Partnership’s 2004 financial results and compared them with the Partnership’s 2004 budget and actual financial results for 2003. Specifically, the HR Committee considered the following:

•	Progress towards goal of increasing the timber portfolio at reasonable prices

•	Progress towards subscribing ORM Timber Fund I, LP

•	Successfully signing up a new 522,000 acre timberland management client

•	Value added to the Partnership’s portfolio of Real Estate assets

In addition to these quantitative accomplishments, the HR Committee also considered certain qualitative accomplishments by Mr. Nunes in 2004. Specifically, the HR Committee considered the following:

•	Assessment and implementation of plan for high-yield forestry applications on owned timberlands

•	Sustainable Forestry Initiative (SFI) certification

•	Retention and motivation of quality employees.

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

Conclusion

                The HR Committee believes that for 2004 the compensation terms for Mr. Nunes, as well as for the other executive officers, were clearly related to the realization of the goals and strategies established by the Partnership. Further, based on our consideration of all factors, bonuses were paid in February 2005 based on 2004 performance.

Douglas E. Norberg
Peter T. Pope
J. Thurston Roach
Marco F. Vitulli

Report of the Audit Committee on Financial Statements

                The Audit Committee of the General Partner’s Board of Directors has furnished the report set forth in the following section entitled “Responsibilities and Composition of the Audit Committee” on the Partnership’s year-end financial statements and audit for fiscal year 2004. The Audit Committee’s report is intended to identify the members of the Audit Committee and describe in general terms the responsibilities the Audit Committee assumes, the process it undertakes, and the matters it considers in reviewing the Partnership’s financial statements and monitoring the work of the Partnership’s external auditors.

Responsibilities and Composition of the Audit Committee

            The Audit Committee is responsible for (1) hiring the Partnership’s external auditors and overseeing their performance of the audit functions assigned to them, (2) approving any non-audit services to be provided by the external auditors, and (3) approving all fees paid to the external auditor. Additionally, the Audit Committee reviews the Partnership’s quarterly and year-end financial statements with management and the external auditors. The Board of Directors has adopted an Audit Committee Charter.

            The Audit Committee is currently composed of Douglas E. Norberg, J. Thurston Roach, and Marco F. Vitulli. Mr. Vitulli serves as Audit Committee Chair. All members of the Audit Committee are independent as defined under Nasdaq Rule 4200(a)(15), and all are financially literate. Mr. Norberg and Mr. Roach are both designated as “financial experts” as defined under Section 10A(m) of the Securities Exchange Act of 1934 and Nasdaq Rule 4350(d).

            During the year, the Audit Committee reviewed with the Partnership’s management and with its independent public accountants the scope and results of the Partnership’s internal and external audit activities and the adequacy of the Partnership’s internal accounting controls. The Audit Committee also reviewed current and emerging accounting and reporting requirements and practices affecting the Partnership. The Audit Committee discussed certain matters with the Partnership’s external auditors and received certain disclosures from the external auditors regarding their independence. All fees paid during the year to the Partnership’s external auditor were reviewed and approved by the Audit Committee. The Audit Committee has also made available to employees of the Partnership and its subsidiaries a confidential method of communicating financial or accounting concerns to the Audit Committee and periodically reminds the employees of the availability of this communication system to report those concerns.

Conclusion

            Based on this review, the Audit Committee recommends to the Partnership’s Board of Directors that the Partnership’s audited financial statements be included in the Partnership’s report on Form 10-K.

Douglas E. Norberg
J. Thurston Roach
Marco F. Vitulli

Performance Graph

The following graph shows a five-year comparison of cumulative total unitholder returns for the Partnership, the Standard and Poor’s Forest Products Index, and the Wilshire 4500 for the five years ended December 31, 2004. The total unitholder return assumes $100 invested at the beginning of the period in the Partnership’s units, the Standard and Poor’s Forest Products Index, and the Wilshire 4500. The graph assumes distributions are reinvested.

Total Shareholder Return for the previous 1 year:

	12/31/2000	12/31/2001	12/31/2002	12/31/2003	12/31/2004
Pope Resources	-14.60%	-39.80%	-30.81%	55.63%	65.29%
Standard and Poor’s Small Cap Index	11.79%	6.54%	-14.63%	38.77%	22.64%
Standard and Poor’s 500 Index	-9.10%	-11.88%	-22.09%	28.67%	6.18%
Standard and Poor’s Forest Products Index	-16.75%	0.82%	-14.44%	37.83%	9.42%
Wilshire 5000	-10.89%	-10.97%	-20.86%	31.64%	12.48%
Wilshire4500	-15.77%	-9.33%	-17.80%	43.84%	18.10%

Indexed Total Return: Stock Price Plus Reinvested Dividends

	12/31/1999	12/31/2000	12/31/2001	12/31/2002	12/31/2003	12/31/2004
Pope Resources	$100.00	$85.40	$51.41	$35.57	$55.36	$91.51
Standard and Poor’s Small Cap Index	$100.00	$111.79	$119.10	$101.68	$141.10	$173.04
Standard and Poor’s 500 Index	$100.00	$90.90	$80.10	$62.41	$80.30	$89.03
Standard and Poor’s Forest Products Index	$100.00	$83.25	$83.93	$71.80	$98.97	$108.29
Wilshire 5000	$100.00	$89.11	$79.33	$62.79	$82.65	$92.97
Wilshire 4500	$100.00	$84.23	$76.37	$62.78	$90.30	$106.64
68

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Principal Unit Holders

            As of February 22, 2005, the following persons were known or believed by the Partnership to be the beneficial owners of more than 5% of the outstanding Partnership units:

Name and Address of Beneficial Owner	Number of Units(1)		Percent of Class

Private Capital Management, Inc.	1,417,195	(2)	30.9
8889 Pelican Bay Blvd
Suite 500
Naples, FL 34108

Emily T. Andrews	557,100	(3)	12.2
600 Montgomery Street
35th Floor
San Francisco, CA 94111

Peter T. Pope	335,892	(4)	7.3
1500 S.W. 1st Avenue
Portland, OR 97201

—————————
(1)	Each beneficial owner has sole voting and investment power unless otherwise indicated. Includes unit options exercisable within 60 days.

(2)	Private Capital Management, Inc. is an investment adviser shown registered under the Investment Advisers Act of 1940. Units are held in various accounts managed by Private Capital Management, Inc. which shares dispositive powers as to those units.

(3)	Includes 1,090 units owned by her husband, Adolphus Andrews, Jr. as to which she disclaims beneficial ownership. Also includes a total of 60,000 units held by Pope MGP, Inc. and Pope EGP, Inc., as to which she shares voting and investment power.

(4)	Includes (a) 44,600 units held in trust for his children, and (b) 60,000 units held by Pope MGP, Inc. and Pope EGP, Inc., as to which he shares investment and voting power (c) currently exercisable options to purchase 30,367 units and (d) 910 units owned by spouse.
69

Management

                As of February 22, 2005, the beneficial ownership of the Partnership units of (1) the general partners of the Partnership, (2) the directors of the Partnership’s general partners, (3) the named executives, and (4) the Partnership’s general partners, directors and officers as a group, was as follows. **

Name	Position and Offices	Number of Units(1)		Percent of Class

David L. Nunes	Chief Executive Officer and President, Pope MGP, Inc. and the Partnership; Director, Pope MGP, Inc.	60,753	(2)	1.3

Thomas M. Ringo	Vice President and CFO, Pope MGP, Inc. and the Partnership	32,855	(2)	*

Peter T. Pope	Director, Pope MGP, Inc. and Pope EGP, Inc.; President, Pope EGP, Inc.	335,892	(3)	7.3

J. Thurston Roach	Director, Pope MGP, Inc.	2,400	(4)	*

Pope EGP, Inc.	Equity General Partner of the Partnership	54,000		1.2

Pope MGP, Inc.	Managing General Partner of the Partnership	6,000		*

Douglas E. Norberg	Director, Pope MGP, Inc.	58,394	(5)	1.3

Marco F. Vitulli	Director, Pope MGP, Inc.	21,989	(6)	*

All general partners, directors and officers of general partners, and officers of the Partnership as a group (6 individuals and 2 entities)		512,283	(7)	11.2

————————— * Less than 1% ** The address of each of these parties is C/O Pope Resources, 19245 Tenth Avenue NE, Poulsbo, WA 98370.

(1)	Each beneficial owner has sole voting and investment power unless otherwise indicated. Includes unit options that are exercisable within 60 days.

(2)	David L. Nunes number of units includes owned units of 21,003 and options to purchase 39,750 units that are exercisable within 60 days and Thomas M. Ringo includes owned units of 4,980 and options to purchase 27,875 units that are exercisable within 60 days.

(3)	Includes (a) 44,600 units held in trust for his children, (b) 60,000 units held by Pope MGP, Inc. and Pope EGP, Inc., as to which he shares investment and voting power, (c) currently exercisable options to purchase 30,367 units, and (d) 910 units owned by his spouse.

(4)	Includes currently exercisable options to purchase 2,400 units issued to Mr. Roach.

(5)	Includes currently exercisable options to purchase 47,794 units issued to Mr. Norberg.

(6)	Includes currently exercisable options to purchase 20,039 units issued to Mr. Vitulli.

(7)	For this computation, the 60,000 units held by Pope MGP, Inc. and Pope EGP, Inc. are excluded from units beneficially owned by Mr. Pope. Mr. Pope and Emily T. Andrews, own all of the outstanding stock of Pope MGP, Inc. and Pope EGP, Inc. Includes currently exercisable options to purchase 168,225 units.
70

Equity Compensation Plan Information The following table presents certain information with respect to the Partnership’s equity compensation plans and awards thereunder on December 31, 2004.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)

Equity compensation plans
approved by security holders	—	—	—
Equity compensation plans
not approved by security
holders	363,691	$16.71	1,107,183

Total	363,691	$16.71	1,107,183

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

                P&T Lease Payments.  Mr. Peter T. Pope, a director of Pope MGP, Inc., is also a director of P&T. P&T leased an art collection from the Partnership through October 2003. Revenue received from the art lease was $15,000 annually for the year ended December 31, 2002. Lease payments received in 2003 were $12,239. The lease ended in October 2003 when the art collection was sold to Mr. Pope.

                Art Collection Sale.  In October 2003 the art collection that has been historically leased to P&T was sold to Mr. Pope for $315,000. The price was based upon an independent appraisal.

71

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES The following table summarizes fees related to the Partnership’s principal accountants, KPMG LLP during 2004 and 2003.

Description of services	2004	%	2003	%

Audit	$152,500	77%	$131,483	71%
Audit related	3,500	2%	1,700	1%
Tax:
Tax return preparation	24,500	12%	12,000	6%
All other services
General tax consulting	18,000	9%	39,544	21%

Total	$198,500	100%	$184,727	100%

                The Audit Committee approved all payments for services provided in 2004 and 2003 by KPMG LLP.

                Prior to hiring KPMG to provide services to the Partnership, anticipated fees and a description of the services are presented to the Audit Committee. The Audit Committee then either agrees to hire KPMG to provide the services or directs management to find a different service provider.

PART IV

Item 15.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Financial Statement Schedules

	Environmental Remediation

	Balances at the Beginning of the Period	Additions to Accrual	Expenditures for Remediation	Balances at the End of the Period

Year Ended December 31, 2002	$1,409,000	$730,000	$1,510,000	$629,000
Year Ended December 31, 2003	629,000	—	337,000	292,000
Year Ended December 31, 2004	292,000	466,000	284,000	474,000
72

Exhibits.

No.	Document

3.1	Certificate of Limited Partnership. (1)

3.2	Limited Partnership Agreement, dated as of November 7, 1985 . (1)

3.3	Amendment to Limited Partnership Agreement dated December 16, 1986 . (2)

3.4	Amendment to Limited Partnership Agreement dated March 14, 1997 . (4)

3.5	Certificate of Incorporation of Pope MGP, Inc. (1)

3.6	Amendment to Certificate of Incorporation of Pope MGP, Inc. (3)

3.7	Bylaws of Pope MGP, Inc. (1)

3.8	Certificate of Incorporation of Pope EGP, Inc. (1)

3.9	Amendment to Certificate of Incorporation of Pope EGP, Inc. (3)

3.10	Bylaws of Pope EGP, Inc. (1)

4.1	Specimen Depositary Receipt of Registrant. (1)

4.2	Limited Partnership Agreement dated as of November 7, 1985 , as amended December 16, 1986 and March 14, 1997 (see Exhibits 3.2, 3.3 and 3.4).

9.1	Shareholders Agreement entered into by and among Pope MGP, Inc., Pope EGP, Inc., Peter T. Pope, Emily T. Andrews, P&T, present and future directors of Pope MGP, Inc. and the Partnership, dated as of November 7, 1985 included as Appendix C to the P&T Notice and Proxy Statement filed with the Securities and Exchange Commission on November 12, 1985, a copy of which was filed as Exhibit 28.1 to the Partnership’s registration on Form 10 identified in footnote (1) below. (1)

10.1	Transfer and Indemnity Agreement between the Partnership and P&T dated as of December 5, 1985 . (1)

10.3	Environmental Remediation Agreement (11)

10.4	1997 Unit Option Plan Summary. (5)

10.5	Audit Committee Charter. (12)

10.6	Employment Agreement between the Partnership and Allen E. Symington, dated August 31, 2000 . (9)

10.17	Management Agreement, dated as of March 22, 2000, by and between Pioneer Resources I, LLC and Olympic Resource Management LLC. (6)

10.18	First Amendment to Management Agreement between Pioneer Resources I, LLC and Olympic Resource Management LLC, dated September 7, 2000 . (10)

10.19	Second Amendment Management Agreement between Pioneer Resources I, LLC and Olympic Resource Management LLC, dated June 29, 2001 . (10)

10.20	Deed of Trust, Fixture Filing and Security Agreement with Assignment of Rents between Pioneer Resources I, LLC, Olympic Resource Management LLC, and Oregon Title Insurance Company, dated April 7, 2000 . (6)
73

No.	Document

10.21	Timberland Deed of Trust and Security Agreement with Assignment of Rents between Pope Resources, Jefferson Title Company and John Hancock Mutual Life Insurance Company, dated April 29, 1992 . (10)

10.22	Amendment to Timberland Deed of Trust and Security Agreement with Assignment of Rents between Pope Resources, Jefferson Title Company and John Hancock Mutual Life Insurance Company, dated May 13, 1992 . (10)

10.23	Second Amendment to Timberland Deed of Trust and Security Agreement with Assignment of Rents between Pope Resources, Jefferson Title Company and John Hancock Mutual Life Insurance Company, dated May 25 1993 . (10)

10.24	Third Amendment to Timberland Deed of Trust and Security Agreement with Assignment of Rents between Pope Resources, Jefferson Title Company and John Hancock Mutual Life Insurance Company, dated December 19, 1995 . (10)

10.25	Fourth Amendment to Timberland Deed of Trust and Security Agreement with Assignment of Rents between Pope Resources, Jefferson Title Company and John Hancock Mutual Life Insurance Company, dated December 20, 1999 . (10)

10.26	Amended and Restated Timberland Deed of Trust and Security Agreement with Assignment of Rents and Fixture Filing between Pope Resources and John Hancock Life Insurance Company, dated March 29, 2001 . (10)

10.27	Promissory Note from Pope Resources to John Hancock Mutual Life Insurance Company, dated April 29, 1992 . (10)

10.28	Amendment to Promissory Note from Pope Resources to John Hancock Mutual Life Insurance Company, dated May 25, 1993 . (10)

10.29	Second Amendment to Promissory Note from Pope Resources to John Hancock Mutual Life Insurance Company, dated December 19, 1995 . (10)

10.30	Third Amendment to Promissory Note from Pope Resources to John Hancock Mutual Life Insurance Company, dated December 20, 1999 . (10)

10.31	Fourth Amendment to Promissory Note from Pope Resources to John Hancock Mutual Life Insurance Company, dated March 29, 2001 . (10)

10.32	Timberland Purchase and Sale Agreement for the Southwest Washington Timberlands by and among Plum Creek Timberlands, L.P. and Plum Creek Marketing, Inc., as Seller and Pope Resources, a Delaware Limited Partnership as Purchaser, dated February 12, 2001. (7)

10.33	Note Purchase Agreement between Pope Resources, John Hancock Life Insurance Company and John Hancock Variable Life Insurance Company, dated March 29, 2001 . (10)

10.34	Class A Fixed Rate Senior Secured Note from Pope Resources to John Hancock Life Insurance Company, dated March 29, 2001 , in the principal amount of $23,500,000. (10)

10.35	Class A Fixed Rate Senior Secured Note from Pope Resources to John Hancock Life Insurance Company, dated March 29, 2001 in the principal amount of $4,500,000. (10)

10.36	Class A Fixed Rate Senior Secured Note from Pope Resources to John Hancock Variable Life Insurance Company, dated March 29, 2001 , in the principal amount of $2,000,000. (10)

10.37	Timberland Deed of Trust and Security Agreement With Assignment of Rents and Fixture Filing between Pope Resources, Jefferson Title Company and John Hancock Life Insurance Company, dated March 29, 2001 . (10)

10.61	Promissory Note from Port Ludlow Associates LLC to Pope Resources, dated August 2001. (8)
74

No.	Document

10.62	Deed of Trust from Port Ludlow Associates LLC to Pope Resources, dated August 2001. (8)

10.63	Subordination and Release Agreement between Port Ludlow Associates LLC and Pope Resources, dated August 2001. (8)

10.67	Third Amendment to Management Agreement between Pioneer Resources I, LLC and Olympic Resource Management LLC. (11)

10.68	Amendment to Subordination and Release Agreement between Port Ludlow Associates LLC and Pope Resources, dated April 25, 2002. (11)

10.69	Purchase and sale agreement with Plum Creek dated December 23, 2003 (12)

10.70	Purchase and sale agreement with Costco Wholesale Corp dated December 22, 2003 (12)

10.71	Employment agreement with Mr. Thomas M. Ringo dated December 10, 2003 (12)

10.72	Employment agreement with Mr. John T. Shea dated December 10, 2003 (12)

10.73	Option agreement with Kitsap County dated August 14, 2003 (13)

10.74	Line of Credit Agreement with Bank of America dated November 1, 2004 (13)

10.75	Purchase and sales agreement for Quilcene Timberlands dated September 28, 2004 (13)

10.76	Long term management agreement with Cascade Timberlands LLC dated December 31, 2004 (13)

10.77	Purchase and sale agreement with Plum Creek Timberlands LP dated December 2003 (13)

10.78	Amendment 1 to option agreement with Kitsap County dated May 24, 2004 (13)

22	Subsidiaries of the Partnership (11)

23	Consent of Registered Independent Public Accounting Firm (13)

31.1	Certificate of Chief Executive Officer (13)

31.2	Certificate of Chief Financial Officer (13)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (13)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (13)

99.1	Press release of the Registrant dated December 23, 2003 disclosing the signing of a definitive purchase and sale agreement with Costco Wholesale Corporation to sell nearly 20 acres of the Partnership’s 320-acre project in North Gig Harbor Washington. (12)

99.2	Press release of the Registrant dated December 23, 2003 signing of a definitive purchase and sale agreement with Plum Creek Timber Company to acquire approximately 3,200 acres of timberland in southwest Washington for $8.5 million.

99.3	Press Release of the Registrant dated January 30, 2004, incorporated by reference to the Current Report on Form 8-K filed by the Registrant on January 30, 2004.

99.4	Pope Resources Code of Ethics (11)
75

(1)	Incorporated by reference from the Partnership’s registration on Form 10 filed under File No. 1-9035 and declared effective on December 5, 1985.

(2)	Incorporated by reference from the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 1987.

(3)	Incorporated by reference from the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 1988.

(4)	Incorporated by reference from the Partnership’s Proxy Statement filed on February 11, 1997.

(5)	Incorporated by reference to the Company’s Form S-8 Registration Statement filed with the Commission on February 11, 1997.

(6)	Incorporated by reference from the Partnership’s quarterly report on Form 10-Q for the quarter ended March 31, 2000. Subject to a request for confidential treatment filed with the SEC on May 12, 2000.

(7)	Incorporated by reference to the Company’s Current Report filed on Form 8-K filed with the Commission on March 19, 2001.

(8)	Incorporated by reference to the Company’s Current Report filed on Form 8-K filed with the Commission on August 20, 2001.

(9)	Incorporated by reference from the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2000.

(10)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2001.

(11)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2002.

(12)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2003.

(13)	Filed with this annual report on Form 10-K for the fiscal year ended December 31, 2004.
76

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POPE RESOURCES, A Delaware
Limited Partnership

By POPE MGP, INC.
Managing General Partner

Date: March 4, 2005	BY /s/ David L. Nunes
————————————————————
DAVID L. NUNES,
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the date indicated.

Date: March 4, 2005	By /s/ David L. Nunes
————————————————————
DAVID L. NUNES,
President and Chief Executive Officer (principal executive officer), Partnership and Pope MGP, Inc.; Director, Pope MGP, Inc.

Date: March 4, 2005	By /s/ Thomas M. Ringo
————————————————————
THOMAS M. RINGO
Vice President & CFO (principal financial and accounting officer), Partnership and Pope MGP, Inc.

Date: March 1, 2005	By /s/ J. Thurston Roach
————————————————————
J. Thurston Roach
Director, Pope MGP, Inc.

Date: March 4, 2005	By /s/ Peter T. Pope
————————————————————
PETER T. POPE
Director, Pope MGP, Inc.

Date: March 4, 2005	By /s/ Marco F. Vitulli
————————————————————
MARCO F. VITULLI
Director, Pope MGP, Inc.

Date: March 1, 2005	By /s/ Douglas E. Norberg
————————————————————
DOUGLAS E. NORBERG
Director, Pope MGP, Inc.
77