Form 10-Q
period 2005-03-31
POPE RESOURCES LTD PARTNERSHIP
filed 2005-05-12
CIK 784011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    Form 10-Q


( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.   Yes X   No_____

Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Securities and Exchange Act of 1934).
Yes____   No X


           Partnership units outstanding at April 29, 2005: 4,586,096
                                                            ---------

                                 Pope Resources
                            Index to Form 10-Q Filing
                      For the Quarter Ended March 31, 2005


Description                                                          Page Number
--------------------------------------------------------------------------------

Part I. Financial Information

Item 1 Financial Statements (unaudited)
Condensed Consolidated Balance Sheets                                          4
Condensed Consolidated Statements of Operations                                5
Condensed Consolidated Statements of Cash Flows                                6
Notes to Condensed Consolidated Financial Statements                           7

Item 2.  Management's Discussion and Analysis of Financial Condition and      11
Results of Operations

Item 3. Quantitative and Qualitative Disclosures about Risk                   29

Item 4. Controls and Procedures                                               30

Part II. Other Information                                                    30

Item 1. Legal Proceedings                                                     30

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           30

Item 3. Defaults Upon Senior Securities                                       30

Item 4. Submission of Matters to a Vote of Security Holders                   30

Item 5. Other Information                                                     30

Item 6. Exhibits                                                              31

Signatures                                                                    32

                       P A R T I - FINANCIAL INFORMATION

                                     ITEM 1


                              FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (Unaudited)

Pope Resources
March 31, 2005 and December 31, 2004

(Thousands)
                                                                     2005         2004
---------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and cash equivalents                                     $   4,472   $      757
  Accounts receivable                                               2,849        1,120
  Land held for sale                                                   32          152
  Current portion of contracts receivable                             787          606
  Prepaid expenses and other                                          134          195
                                                                 ---------   ----------

  Total current assets                                              8,274        2,830
                                                                 ---------   ----------

Properties and equipment at cost:
  Land held for development                                         9,291        9,074
  Land and land improvements                                       13,958       13,958
  Roads and timber (net of accumulated
    depletion of $30,261 and $26,418)                              61,023       64,485
  Buildings and equipment (net of accumulated
    depreciation of $6,178 and $6,034)                              3,355        3,166
                                                                 ---------   ----------

                                                                   87,627       90,683
                                                                 ---------   ----------

Other assets:
  Contracts receivable, net of current portion                        167          158
  Other                                                               945        1,197
                                                                 ---------   ----------

                                                                    1,112        1,355
                                                                 ---------   ----------

Total assets                                                    $  97,013   $   94,868
                                                                 =========   ==========

Liabilities and Partners' Capital
Current liabilities:
  Accounts payable                                              $     909   $      597
  Accrued liabilities                                               1,048        1,492
  Environmental remediation                                           148          468
  Current portion of long-term debt                                 1,602        1,602
  Minority interest                                                   105           30
  Operating line of credit                                              -          758
  Deferred profit                                                   1,070          918
  Other current liabilities                                            64           70
                                                                 ---------   ----------

  Total current liabilities                                         4,946        5,935

Long-term debt, net of current portion                             32,504       34,164
Other long term liabilities                                           211          236

Partners' capital                                                  59,352       54,533
                                                                 ---------   ----------

Total liabilities and partners' capital                         $  97,013   $   94,868
                                                                 =========   ==========

     See accompanying notes to condensed consolidated financial statements.


CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For the Three Months Ended March 31, 2005 and 2004


(Thousands, except per unit data)
                                                                      2005               2004
                                                            ---------------   ----------------
Revenues                                                   $        16,656   $         11,732
Cost of sales                                                       (7,804)            (4,488)
Operating expenses                                                  (2,333)            (1,758)
General and administrative expenses                                   (848)              (738)
                                                            ---------------   ----------------
Income from operations                                               5,671              4,748
                                                            ---------------   ----------------

Other income (expense):
Interest expense                                                      (736)              (774)
Interest income                                                         19                 24
                                                            ---------------   ----------------
                                                                      (717)              (750)

Income before income taxes and minority interest                     4,954              3,998

Income tax expense                                                    (247)                 -
                                                            ---------------   ----------------
Income before minority interest                                      4,707              3,998

Minority interest                                                     (101)                 -
                                                            ---------------   ----------------

Net income                                                 $         4,606   $          3,998
                                                            ===============   ================

Allocable to general partners                              $            61   $             53
Allocable to limited partners                                        4,545              3,945
                                                            ---------------   ----------------

                                                           $         4,606   $          3,998
                                                            ===============   ================

Earnings per unit:
         Basic                                             $          1.01   $           0.88
                                                            ===============   ================
         Diluted                                           $          0.97   $           0.87
                                                            ===============   ================

Weighted average units outstanding:
         Basic                                                       4,561              4,518
                                                            ===============   ================
         Diluted                                                     4,730              4,575
                                                            ===============   ================

     See accompanying notes to condensed consolidated financial statements.


CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Pope Resources
Three Months Ended March 31, 2005 and 2004


(Thousands)                                                    2005           2004
                                                         -----------     ----------
Net income                                                   $4,606         $3,998
Add back non-cash charges:
  Deferred profit                                               152            108
  Depletion                                                   3,843          1,471
  Depreciation and amortization                                 152            168
  Cost of land sold                                             134              -
Change in working capital accounts:
  Accounts receivable                                        (1,729)        (2,320)
  Contracts receivable                                         (190)           845
  Other current assets                                           61            354
  Accounts payable                                              312             67
  Accrued liabilities                                          (444)          (444)
  Environmental remediation                                    (320)            (9)
  Deferred taxes                                                247              -
  Minority interest                                             101              -
  Other                                                         (32)           (13)
                                                         -----------     ----------
Net cash flows provided by operating activities               6,893          4,225

Cash flows used in investing
 activities:
  Capital expenditures                                         (947)          (813)
  Timberland acquisition                                          -         (8,518)
                                                         -----------     ----------

    Net cash used in investing
     activities                                                (947)        (9,331)
                                                         -----------     ----------

Cash flows used in financing
 activities:
  Minority interest distribution                                (26)           (59)
  Repayment of long-term debt                                (1,660)        (1,541)
  Repayment of line of credit                                  (758)             -
  Option exercise                                               901             19
  Unitholder distribution                                      (688)          (316)
                                                         -----------     ----------

    Net cash used in financing
     activities                                              (2,231)        (1,897)
                                                         -----------     ----------


Net increase (decrease) in cash and cash equivalents          3,715         (7,003)
Cash and cash equivalents at beginning of period                757         10,361
                                                         -----------     ----------

Cash and cash equivalents at end of the three-month
 period                                                      $4,472         $3,358
                                                         ===========     ==========

     See accompanying notes to condensed consolidated financial statements.


                                 POPE RESOURCES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2005

1. The condensed consolidated financial statements as of March 31, 2005 and December 31, 2004 and for the three-months (quarter) ended March 31, 2005 and March 31, 2004 have been prepared by Pope Resources, A Delaware Limited Partnership ("the Partnership") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The financial information for the quarters ended March 31, 2005 and 2004 is unaudited, but, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2004, is derived from the Partnership's audited consolidated financial statements and notes thereto for the year ended December 31, 2004, and should be read in conjunction with such financial statements. The results of operations for the quarter ended March 31, 2005 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2005.

2. The financial statements in the Partnership's 2004 annual report on Form 10-K include a summary of significant accounting policies of the Partnership and should be read in conjunction with this Quarterly Report on Form 10-Q.

3. Basic net earnings per unit are based on the weighted average number of units outstanding during the period. Diluted net earnings per unit are based on the weighted average number of units and dilutive unit options outstanding at the end of the period.


                                                        Quarter Ended
                                                          March 31,
                                                      2005           2004
                                               -------------- ------------------
Weighted average units outstanding (in
 thousands):
     Basic                                           4,561          4,518
     Dilutive effect of unit options                   169             57
                                               -------------- ------------------
     Diluted                                         4,730          4,575
                                               ============== ==================


     Options to purchase 317,773 units at prices ranging from $9.30 to $37.73 were outstanding during the quarter ended March 31, 2005. Options to purchase 148 units at an exercise price of $37.73 were not included in the computation of diluted earnings per unit because the option exercise prices were greater than the average market prices of units during the period.

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


         (In thousands, except per unit amounts)     2005                  2004
                                                     ----                  ----
          Net income as reported                   $4,606                $3,998

          Add back employee unit based
           compensation expense recognized              -                     -

          Subtract proforma compensation
           expense under SFAS 123                     (35)                  (50)
                                                     ----                  ----

          Pro forma net income
           under SFAS No. 123                      $4,571                 $3,948
                                                   ======                 ======

          As reported:
                      Basic                         $1.01                 $0.88
                      Diluted                       $0.97                 $0.87
          Proforma earnings per unit:
                      Basic                         $1.00                 $0.87
                      Diluted                       $0.97                 $0.86


     The  fair  value  of  options  was  calculated   using  the   Black-Scholes
     option-pricing model, with the following assumptions during the first quarter of 2005 and 2004:

                                              2005                2004
                                    ---------------     ---------------
        Expected life                   5 years             5 years
        Risk free interest rate       4.22% - 4.36%       3.97% - 4.75%
        Dividend yield                  1.2% - 1.5%         1.2% - 1.8%
        Volatility                    20.0% - 26.2%       20.7% - 25.4%
        Weighted average value               $8.00               $4.46

4. Supplemental disclosure of cash flow information: Interest paid amounted to approximately $743,000 and $765,000 for the quarters ended March 31, 2005 and 2004, respectively. Income taxes paid amounted to approximately zero and $5,000 for the quarters ended March 31, 2005 and 2004, respectively.

5. Revenue and operating income by segment for the quarters ended March 31, 2005 and 2004, respectively, are as follows:

             Quarter Ended                   Fee              Timberland
         March 31, (Thousands)             Timber            Management &        Real Estate      Other        Consolidated
                                                              Consulting
-----------------------------------------------------------------------------------------------------------------------------
                2005
Revenue                                 $   13,663            $    1,615        $    1,388     $       -    $      16,666
Eliminations                                     -                    (1)               (9)            -              (10)
                                        ------------        ---------------   --------------- -----------  ------------------
Revenue                                     13,663                 1,614             1,379             -           16,656

Cost of sales                               (7,533)                    -              (271)            -           (7,804)

Operating expenses                          (1,097)                 (772)             (474)         (848)          (3,191)
Eliminations                                     9                     -                 1             -               10
                                        ------------        ---------------   --------------- -----------  ------------------
Operating expenses                          (1,088)                 (772)             (473)         (848)          (3,181)

Income (loss) from operations                5,033                   843               643          (848)           5,671

Eliminations                                     9                    (1)               (8)            -                -
                                        ------------        ---------------   --------------- -----------  ------------------

Income (loss) from operations           $     5,042           $      842        $      635     $    (848)   $       5,671
                                        ============        ===============   =============== ===========  ==================


                2004
Revenue                                 $   11,424            $      235        $      204     $       -    $      11,863
Eliminations                                   (13)                 (109)               (9)            -             (131)
                                        ------------        ---------------   --------------- -----------  ------------------
Revenue                                     11,411                   126               195             -           11,732

Cost of sales                               (4,482)                    -                (6)            -           (4,488)

Operating expenses                            (890)                 (568)             (431)         (738)          (2,627)
Eliminations                                    92                    38                 1             -              131
                                        ------------        ---------------   --------------- -----------  ------------------
Operating expenses                            (798)                 (530)             (430)         (738)          (2,496)

Income (loss) from operations                6,052                  (333)             (233)         (738)           4,748

Eliminations                                    79                   (71)               (8)            -                -
                                        ------------        ---------------   --------------- -----------  ------------------
Income (loss) from operations           $    6,131            $     (404)       $     (241)    $    (738)   $       4,748
                                        ============        ===============   =============== ===========  ==================


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

                               EXECUTIVE OVERVIEW

     Pope Resources, A Delaware Limited Partnership ("we" or the "Partnership"), was organized in October 1985 as a result of a spin-off by Pope & Talbot, Inc. ("P&T"). The Partnership is engaged in three primary businesses. The first, and by far most significant, segment in terms of owned assets and operations is the Fee Timber segment. Operations in this segment consist of growing timber to be harvested as logs for sale to export and domestic manufacturers. The second most significant business in terms of total assets owned is the development and sale of real estate. Real Estate activities primarily take the form of securing permits and entitlements for unimproved land and then realizing that land's value by selling large parcels to buyers who will take the land further up the value chain, either to home buyers or commercial property operators or lessors. Since these land projects span multiple years, the Real Estate segment may incur losses for multiple years until a major project is sold, which then results in operating income. Our third business is providing timberland-related services to third parties. These services may take the form of large-scale timberland management, forestry consulting, or acquisition or disposition services.

     Management's major opportunity and challenge is to profitably grow our revenue base. We have added over 44,000 acres over the last three years to our timberland portfolio. Our real estate challenges center around how and when to "harvest" a parcel of land and capture the optimum value increment through sale. Regarding our third-party timberland services, we began serving Cascade Timberlands in January 2005, which represents a 522,000-acre timberland management contract and are diligently seeking to secure additional income opportunities for this segment.

                              RESULTS OF OPERATIONS

The following table reconciles and compares key revenue and cost elements that determined net income realized for each of the three-month periods ended March 31, 2005 to March 31, 2004, respectively. In addition to the table's detailed numeric analysis, the explanatory text that follows the table describes many of these changes by business segment.


                                            QUARTER TO QUARTER COMPARISONS
                                            (Amounts in $000's except
                                                  per unit data)

                                                 Q1 2005 vs. Q1 2004

                                                Total         Per Basic Unit
                                          ----------------- ------------------

Net income:
  1st Quarter 2005                                  $4,606              $1.01
  1st Quarter 2004                                   3,998               0.88
                                          ----------------- ------------------
     Variance                                         $608              $0.13
                                          ================= ==================

Detail of earnings variance:
Fee Timber:
  Log price realizations (A)                          $920              $0.21
  Log volumes (B)                                      741               0.17
  Timberland sale income                                (6)                 -
  Depletion                                         (2,372)             (0.53)
  Other Fee Timber                                    (372)             (0.09)
Timberland Management &
 Consulting:
  Management fee changes                             1,187               0.26
  Other Timberland Mgmnt &
   Consulting                                           59               0.01
Real Estate
  Land sales                                           903               0.20
  Other                                                (27)             (0.01)
General and  adminisitrative
 costs                                                (110)             (0.02)
Interest expense                                        38               0.01
Other (taxes, minority int.,
 interest inc.)                                       (353)             (0.08)
                                          ----------------- ------------------
                                                      $608              $0.13
                                          ================= ==================

(A) Price variance allocated based on changes in price using current period volume.

(B) Volume variance allocated based on change in sales volume and the average log sales price for the current period less variance in log production costs.




Fee Timber
----------

     Fee Timber revenue is earned primarily from the harvest and sale of logs from the Partnership's 115,000 acres of fee timberland located in western Washington and, to a lesser extent, from the sale of gravel and cellular communication tower leases. Revenue from the sales of timberland tracts will also appear periodically in results for this segment. Our Fee Timber revenue is driven primarily by the volume of timber harvested, which we ordinarily express in terms of millions of board feet, or "MMBF", and by the average prices realized on log sales, which we express in dollars per thousand board feet, or "MBF".

     When discussing our Fee Timber operations, current results are compared to both the last completed quarter and the comparable quarter from the prior year. Both of these comparisons are made to help the reader gain an understanding of the trends in market price and harvest volumes that affect Fee Timber results of operations. Revenue and operating income for the Fee Timber segment for the quarters ended March 31, 2005, December 31, 2004 and March 31, 2004 are as follows:

------------------------------------------------------------------------------------------------------------------
                                                  Mineral, Cell
Quarter Ended:                  Log Sales     Tower & Other Revenue      Total Fee Timber        Operating Income
------------------------------------------------------------------------------------------------------------------
March 31, 2005            $     13.3 million   $     0.4 million      $      13.7 million     $     5.0 million
December 31, 2004                5.0 million         0.6 million              5.6 million           1.6 million
March 31, 2004                  11.0 million         0.4 million             11.4 million           6.1 million
------------------------------------------------------------------------------------------------------------------

Fluctuations in total Fee Timber revenue and operating income between Quarter 1 2005 and Quarter 4 2004 and Quarter 1 2005 and Quarter 1 2004 are as follows:

--------------------------------------------------------------------------------------------------------
Quarterly changes                         Total Fee Timber Revenue               Operating Income
--------------------------------------------------------------------------------------------------------
Q-1 2005 and Q-4 2004                     $            8.1 million               $    3.4 million
Q-1 2005 and Q-1 2004                                  2.3 million                  (1.1) million

     The increase in revenue and operating income for the current quarter from the fourth quarter of 2004 is due to an increase in harvest volume and an increase in price realized. Log volume harvested for the quarter ended March 31, 2005 increased 153% from the quarter ended December 31, 2004 while average price realized increased 7%. The comparatively low harvest volume in the fourth quarter of 2004 was due to front-loading 2004's annual harvest in the first three quarters of that year. The increase in average price realized in the first quarter of 2005 relative to the fourth quarter of 2004 is due to a slight improvement in mix (a lower percentage of harvest attributable to pulp) combined with an improvement in domestic prices in the early part of 2005.

     Following two timberland acquisitions which closed during 2004, first quarter log harvest volume increased 13% from 2004 to 2005. In addition, average log prices were also up $40 per MBF, representing a 7% increase over 2004's first quarter log prices. These higher volumes and stronger prices explain the increase in revenue for the first quarter of 2005 versus the comparable period in 2004. The $1.1 million decrease in operating income in the first quarter of 2005 compared to the prior year is attributable to an increase in current quarter depletion expense that more than offset the current quarter's comparatively higher harvest volumes and realized log prices. The additional log harvest volume coming from a fourth quarter 2004 acquisition carried with it $2.7 million of depletion expense due to the use of a separate depletion pool for volume harvested from this acquisition. The separate depletion pool was created because the timber inventory from this acquisition was almost completely merchantable. The decline in operating income is attributable to this increase in depletion expense. Cash flow resulting from the incremental harvest from this acquired timberland will serve to offset a large portion of the purchase price.

     The   Partnership   harvested  the  following  log  volumes  from  its  fee
timberlands for the quarters ended March 31, 2005, December 31, 2004, and March 31, 2004:

                                                           Quarter Ended
                                      31-March-05            31-Dec-04           31-March-04
                                   ------------------    -----------------    ----------------
Log sale volumes (MBF):
    Export                                  3,510                1,153                 5,624
    Domestic                               15,065                5,414                11,690
    Pulp                                    2,937                1,422                 2,633
    Hardwoods                               1,488                1,111                   405
                                   ------------------    -----------------    ----------------
    Total                                  23,000                9,100                20,352
                                   ==================    =================    ================

     Through March 31, 2005, we have harvested 29% of our planned annual harvest (versus 35% for the comparable period in the prior year). Inasmuch as the aforementioned late-2004 timberland acquisition represented primarily a purchase of merchantable timber, our annual harvest in 2005 is projected to increase to a projected level of 79 MMBF from 2004's annual level of 60 MMBF. Harvest volume was front-loaded in 2004 to take advantage of strong log markets while we expect to spread the annual harvest in 2005 somewhat more evenly between the quarters, albeit still weighted toward the first three quarters of 2005. The proportion of overall log volume sold to the export market was 15% in the first quarter of 2005 versus 13% for the fourth quarter of 2004 and 28% for the first quarter of 2004. The large decrease in volume sold to the export market in the first quarter of 2005 versus the first quarter of 2004 is due to a harvest mix in the prior year that included units with particularly strong components of export logs.

     We realized the following log prices from our fee timberlands for the quarters ended March 31, 2005, December 31, 2004, and March 31, 2004:

                                                                                Quarter Ended
Average price realizations (per MBF):                     31-March-05             31-Dec-04           31-March-04
    Export                                        $           661          $         676        $         659
    Domestic                                                  616                    590                  554
    Pulp                                                      273                    209                  221
    Hardwoods                                                 627                    617                  558
    Overall                                                   580                    544                  540

     We sell our logs to domestic mills and to log brokers that resell our logs to Japanese customers and, when export conditions allow, to the Korean and Chinese log markets. Prices paid by these log brokers are dependent upon the export market for logs but are generally purchased for a premium to prices paid by domestic customers. In the current quarter, export prices have remained relatively consistent with both the fourth and first quarters of 2004.

     Domestic log prices for the quarter ended March 31, 2005 were 4% and 11% higher than the fourth and first quarters in 2004, respectively. This improvement in domestic log prices is attributed to warm weather conditions experienced in the Pacific Northwest in the first part of 2005 combined with the strong housing market in the U.S. These warm, dry weather conditions have raised concerns about operational curtailments due to fire risks for Pacific Northwest log production during the spring and summer months when timber production is generally the highest. Log yards at regional mills are building inventory as a hedge against such possible curtailments.

     The average price realized per MBF on pulp logs was $273, $209, and $221, for the quarters ended March 31, 2005, December 31, 2004 and March 31, 2004, respectively. Pulp prices have increased in the first quarter of 2005 relative to both the fourth quarter of 2004 and the prior year's comparable period due to the threat of summertime operational restrictions on timber harvests causing mill operators to be concerned about raw material shortages. The average price realized per MBF on hardwood logs was $627, $617, and $558, for the quarters ended March 31, 2005, December 31, 2004 and March 31, 2004, respectively. The increase in price realized for hardwood is due to an increase in the quality of the hardwood logs harvested in the first quarter of 2005. The units harvested in the first quarter of 2005 included several areas with a large component of high quality alder stands resulting in an increase in price realized.

Cost of Sales

     Cost of sales for the Fee Timber segment consists of harvest costs and depletion expense. Harvest costs represent the direct cost incurred to manufacture trees into logs and deliver those logs to their point of sale. Depletion expense represents the cost of acquiring or growing the timber harvested and is calculated using a depletion rate developed from an accumulation of the cost of the timber and capitalized road cost, divided by the estimated volume of merchantable timber available for harvest. The depletion rate is then applied to the volume harvested to calculate depletion expense. Fee Timber cost of sales for the quarters ended March 31, 2005, December 31, 2004, and March 31, 2004, respectively, were:

--------------------------------------------------------------------------------------------------------

                                   Harvest and
Quarter Ended:                     Haul Costs                  Depletion Expense              Total
--------------------------------------------------------------------------------------------------------
March 31, 2005                  $       3.7 million     $        3.8 million        $      7.5 million
December 31, 2004                       1.5 million              1.4 million               2.9 million
March 31, 2004                          3.0 million              1.5 million               4.5 million
--------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------

                                    Harvest and Haul        Depletion Expense per
Quarter Ended:                        Costs per MBF                  MBF                     Total
--------------------------------------------------------------------------------------------------------
March 31, 2005                  $          161          $          167               $           328
December 31, 2004                          169                     150                           319
March 31, 2004                             148                      72                           220
--------------------------------------------------------------------------------------------------------

     Harvest and haul costs, depletion expense, and total cost of sales have increased in the first quarter of 2005 relative to both the fourth and first quarters of 2004 due to the increase in harvest volume. Harvest costs vary based upon the physical site characteristics of acres harvested during the year. For example, sites that are not readily accessible, or are located on a steep hillside, are more expensive to harvest. Furthermore, haul costs vary based upon the distance between the harvest area and the mill customer's location. For the quarter ended March 31, 2005, harvest and haul costs per MBF have decreased relative to the fourth quarter of 2004 due to a higher proportion of total harvest from those harvest units coming from units that are lower in elevation and less expensive to harvest. Average harvest and haul costs are expected to increase for the remainder of the year as those harvest units that are at higher elevations and therefore more costly to operate will represent a larger proportion of total volume. We expect this to increase harvest and haul cost on a per MBF basis for the next two quarters.

     Harvest and haul costs per MBF in the current quarter have increased relative to the first quarter of 2004 due to a combination of higher fuel costs which result in an increase in the cost of harvesting and hauling timber and an increase in proportional harvest from higher elevation harvest units. We expect average harvest and haul costs to remain at relatively high levels as long as fuel costs remain at current levels .

     A depletion rate is applied to all volume harvested. We are using two separate depletion rates in 2005, one for volume harvested from those timberlands we acquired in the fourth quarter of 2004 (the "Quilcene Timberlands") and one for volume harvested from all other owned fee timberlands. The increase in depletion expense for the first quarter quarter of 2005 stemmed from harvest activity on the Quilcene Timberlands for which a separate depletion pool was created. The separate depletion pool was created because the timber inventory from this acquisition was almost completely merchantable. We expect to harvest a total of approximately 79 MMBF in 2005, of which 21 MMBF is expected to come from this separate depletion pool. The depletion cost resulting from log harvests on this acquired timberland will approximate the net stumpage value (delivered log price less harvesting and transportation cost) realized on the sale of this particular timber. As such, the incremental harvest from this acquired property will result in a negligible net income impact while nonetheless generating operating cash flow and EBITDDA.

Depletion expense for the first quarter of 2005 and 2004 was calculated as follows:


                                                                    Quarter                       Quarter      Mar-04
                                                                      ended                         ended
                                               Pooled    Separate   March-05    Pooled  Separate December-04   Pooled
                                             --------------------------------- ----------------------------- -----------
Volume harvested (MBF)                           15,681      7,319     23,000     6,771    2,329      9,100      20,351
Rate/MBF                                            $72       $370       $167       $72     $377       $150         $72
                                             --------------------------------- ----------------------------- -----------
Depletion expense                            $1,135,000 $2,708,000 $3,843,000  $486,000 $879,000 $1,365,000  $1,471,000
                                             ================================= ============================= ===========


Operating Expenses

     Fee Timber operating expenses for the quarters ended March 31, 2005, December 31, 2004, and March 31, 2004 were $1.1 million, $1.1 million, and $798,000, respectively. Operating expenses are consistent between the current quarter and quarter ended December 31, 2004 and have increased 36% from the comparable period in prior year. The increase from the quarter ended March 31, 2004 is primarily due to an increase in road maintenance costs. Road maintenance costs have increased in the first quarter of 2005 due to the cost of building temporary roads resulting from the increase in harvest volume combined with the cost of complying with Washington state road regulations. Road maintenance costs are expected to increase for the next several years due, in part, to new Washington state regulations surrounding road maintenance and abandonment

Timberland Management & Consulting
----------------------------------

     Revenue and operating income (loss) for the Timberland Management & Consulting segment for the quarters ended March 31, 2005 and 2004 were as follows:

--------------------------------------------------------------------------------
Quarter Ended:                       Revenue          Operating income (loss)
--------------------------------------------------------------------------------
March 31, 2005                $     1.6 million   $         0.8 million
March 31, 2004                      0.1 million            (0.4) million
--------------------------------------------------------------------------------

     Revenue for the quarter ended March 31, 2005 was $1.5 million higher than the comparable period in 2004. Operating income for the first quarter of 2005 was $842,000 versus a $404,000 loss for the comparable period in the prior year. The increase in revenue and operating income is primarily due to timberland management and consulting services provided to Cascade Timberlands LLC. Cascade Timberlands LLC is a new Timberland Management and Consulting client that owns 522,000 acres of timberland located in Washington and Oregon. Olympic Resource Management LLC began providing timberland management and other timberland consulting services on these properties in January 2005.

     Management is currently working on the launch of a private equity timber fund. Olympic Resource Management LLC is expected to act as general partner for the fund and Pope Resources plans to invest 10% of the equity capital. The fund target size is $50 million. We expect to close the fund to new investors in the first half of 2005, and begin actively searching for timber properties soon thereafter. The Timberland Management & Consulting segment is expected to earn fees from managing the fund.

Operating Expenses

     Timberland Management & Consulting operating expenses for the quarters ended March 31, 2005 and 2004 were $772,000 and $530,000, respectively. The increase in operating expenses in the first quarter of 2005 is primarily attributable to the opening of two new office locations in Sedro-Woolley, Washington and Bend, Oregon and additional staffing to provide services under the timberland management agreement with Cascade Timberlands LLC.

Real Estate
-----------

     The Partnership's Real Estate segment consists primarily of residential and commercial property rents and revenue from the sale of land that is expected to be used for something other than growing and harvesting timber. The Partnership's real estate holdings are located in Pierce, Kitsap, and Jefferson Counties in Washington State.

     Revenue and operating income (loss) for the Real Estate segment for the quarters ended March 31, 2005 and 2004 are as follows:

--------------------------------------------------------------------------------
Quarter Ended:                     Revenue              Operating income (loss)
--------------------------------------------------------------------------------
March 31, 2005           $          1.4 million       $           0.6 million
March 31, 2004                      0.2 million                 (0.2) million
--------------------------------------------------------------------------------

     First quarter revenue consists of $1.2 million in rural residential lot sales and $0.2 million of rent earned on residential and commercial leases at Port Gamble, Washington while prior year revenue consists primarily of rent earned at Port Gamble. Operating income in 2005 includes $904,000 generated through lot sales, netted against expenses incurred while management pursues zoning and development entitlements to maximize value from the Partnership's 3,000-acre portfolio of land investments. Operating loss in the prior year includes expenses incurred while pursuing zoning and development entitlements. The Port Gamble townsite operated at break-even results for both the current and prior quarters. The current status of zoning and development pursuits is described below.

     At our development property in Gig Harbor, Washington Costco Wholesale Corporation, Northwest Capital Investors (NCI), and a subsidiary of the Partnership, Olympic Property Group (OPG) submitted detailed applications with the City of Gig Harbor for a 25-acre retail shopping center on OPG's Harbor Hill project. The applications submitted to the City are for site plan review and a binding site plan for a proposed Costco store and over five acres of additional multi-tenant retail space. Our first closing on this property is expected in early 2006 to Costco Wholesale Corporation covering up to 17 acres of the 320-acre site.

     The Partnership's rural residential lot program produces lots from 5 to 80 acres in size, based on underlying zoning densities. Typically for this type of program the entitlement effort is more modest in scale, usually involving simple lot segregations and boundary line adjustments. Development includes minor road building, surveying, and the extension of utilities. The Partnership expects to list approximately 500 acres for sale under this program during the remainder of 2005.

     The 263-acre planned development in the City of Bremerton includes 60 acres of industrial and 203 acres of residential uses. The purchase and sale agreement with the Kitsap County Consolidated Housing Authority entered to purchase 203 acres that are zoned for residential use has expired. We are currently marketing the property to other interested developers.

Cost of Sales

     Real Estate cost of sales for the quarters ended March 31, 2005 and 2004, respectively, were $271,000 and $6,000. The 2005 amount consists of costs associated with the aforementioned rural residential lot sales. Cost of sales during the remainder of 2005 will include costs associated with any additional rural residential lot sales that are closed during the remainder of 2005.

Operating Expenses

     Real Estate operating expenses were consistent for the quarters ended March 31, 2005 and 2004 at $473,000 and $430,000, respectively. The increase in operating expenses in our Real Estate segment is due to an increase in personnel related costs in this segment as activities surrounding our development properties have increased over the last year due to increased market activity for developable land. This trend is expected to continue for the remainder of 2005.

Environmental Remediation

     The Partnership has accrued liabilities for environmental cleanup of $155,000 and $474,000 as of March 31, 2005 and December 31, 2004, respectively. The environmental liability at March 31, 2005 includes $148,000 that the Partnership expects to expend in the next 12 months and $7,000 thereafter. The accrual represents estimated environmental remediation costs in and around the townsite of Port Gamble, Washington. Current activities at the site include monitoring to determine if prior clean up activities were effective and discussions with the Washington State Department of Ecology to obtain their agreement that the site is clean and to confirm that no further remediation activities are required.

   Activity in the Environmental Remediation liability is detailed as follows:

                                           Balances at the
                                           Beginning of the      Additions to       Expenditures     Balances at the
                                                Period              Accrual       for Remediation   End of the Period
                                         ---------------------------------------------------------- ------------------
Year Ended December 31, 2000                      $120,000         $ 1,956,000          $ 206,000        $ 1,870,000
Year Ended December 31, 2001                     1,870,000                                461,000          1,409,000
                                                                             -
Year Ended December 31, 2002                     1,409,000             730,000          1,510,000            629,000
Year Ended December 31, 2003                       629,000                   -            337,000            292,000
Year Ended December 31, 2004                       292,000             466,000            284,000            474,000
Quarter ended March 31, 2005                       474,000                                319,000            155,000

General and Administrative (G&A)
--------------------------------

     General and administrative expenses for the quarters ended March 31, 2005 and 2004 were $848,000 and $738,000, respectively. The $110,000 increase in general and administrative expenses is due to a combination of increased audit and salary costs. We expect to end 2005 with an increase in audit, professional services, and personnel costs as we begin to implement the new requirements of the internal control audit and reporting requirements mandated by the Sarbanes Oxley Act of 2002 that will be required if we meet the definition of an accelerated filer as of June 30, 2005. Based upon our current unit price we expect to fall within the definition of an accelerated filer in 2005.

Interest Income and Expense
---------------------------

     Interest income for the quarter ended March 31, 2005 declined to $19,000 from $24,000 for the quarter ended March 31, 2004. The decline in interest income is due to the payoffs of notes receivable that occurred between the first quarter of last year and this year's first quarter. Interest expense for the quarters ended March 31, 2005 and 2004 was $736,000 and $774,000, respectively. Our debt consists primarily of mortgage debt with a fixed interest rate. The decrease in interest expense is the result of our annual principal payments made at the end of the first quarter on that debt.

Income Tax
----------

     Pope Resources is a limited partnership and is, therefore, not subject to corporate income tax. Taxable income/loss is reported to unitholders each year on a Form K-1 for inclusion in each unitholder's tax return. Pope Resources does have corporate subsidiaries that are subject to income tax.

     For the quarter ended March 31, 2005 the Partnership recorded $247,000 of income tax expense based upon income generated in the Partnership's taxable subsidiaries, as compared to no tax expense or benefit for the comparable period in the prior year. The increase in tax expense is due to improved results in our Timberland Management & Consulting segment.

Minority Interest
-----------------

     Minority interest represents Pope MGP's share of income earned from the Investor Portfolio Management Business (IPMB). The amendment to the Limited Partnership Agreement authorizing the Partnership to pursue the IPMB further specifies that income from the IPMB will be split using a sliding scale allocation method beginning at 80% to the Partnership's wholly-owned subsidiary, ORM, Inc., and 20% to Pope MGP, Inc., the managing general partner of the Partnership. The sliding scale allocation method evenly divides IPMB income between ORM, Inc. and Pope MGP, Inc. once such income reaches $7,000,000 in a given fiscal year.

     Current activities of the IPMB are contained in the Timberland Management & Consulting segment which includes timberland consulting, management, and expenses associate with the launch of a private equity fund. Minority interest allocation of income increased from none for the first quarter of 2004 to $101,000 in the first quarter of 2005 due to improved Timberland Management & Consulting results related to the Cascade Timberlands LLC management agreement.

Supplemental Segment Information
--------------------------------

     The following table provides comparative operating information for the Partnership's segments:


                                                                SEGMENT INFORMATION
                                                              (all amounts in $000's)

                                                                 Three months ended
                                                31-Mar-05         31-Mar-04            31-Dec-04
                                            ----------------- ----------------- ----------------
Revenues:
     Fee Timber                                      $13,663           $11,411           $5,576
     Timberland Management & Consulting
      (TM&C)                                           1,614               126              602
     Real Estate                                       1,379               195            1,799
                                            ----------------- ----------------- ----------------
         Total                                        16,656            11,732            7,977
Net income to EBITDDA reconciliation:
  Net income                                          $4,606            $3,998             $820
  Added back:
     Interest, net                                       717               750              728
     Depletion                                         3,843             1,471            1,353
     Depreciation and amortization                       152               168              152
     Income tax expense                                  247                 -                -
                                            ----------------- ----------------- ----------------
EBITDDA*                                              $9,565            $6,387           $3,053
EBITDDA by segment*:
     Fee Timber                                        8,911             7,633            2,960
     TM&C                                                863              (382)             (10)
     Real Estate                                         671              (218)             904
     General & administrative (includes
      minority interest)                                (880)             (646)            (801)
                                            ----------------- ----------------- ----------------
         Total                                         9,565             6,387            3,053
Depreciation, depletion and amortization:
     Fee Timber                                        3,869             1,502            1,395
     TM&C                                                 21                22               22
     Real Estate                                          36                23               19
     General & administrative                             69                92               69
                                            ----------------- ----------------- ----------------
         Total                                         3,995             1,639            1,505
Operating income
 (loss):
     Fee Timber                                        5,042             6,131            1,565
     TM&C                                                842              (404)             (32)
     Real Estate                                         635              (241)             885
     General & administrative                           (848)             (738)            (870)
                                            ----------------- ----------------- ----------------
         Total                                        $5,671            $4,748           $1,548
                                            ================= ================= ================


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

Analysis of Operating Income
----------------------------

     The following table sets forth expenses as a percentage of revenue for the quarters ended March 31, 2005 and 2004:

                                                   Quarter ended March 31,
                                               ---------------------------------
                                                     2005             2004
                                               ----------------- ---------------
Revenue                                               100%              100%
Cost of sales                                          47                38
Operating expenses                                     14                15
General and administrative expenses                     5                 6
                                               ----------------- ---------------
Operating income                                       34%               41%
                                               ================= ===============

     Cost of sales includes the cost of purchasing and producing tangible goods for sale. In addition to depletion associated with timber production levels, cost of sales for the Partnership will fluctuate due to the mix of revenue between the sale of tangible goods and revenue generated from providing services. Cost of sales as a percentage of revenue increased 9 percentage points to 47% for the quarter ended March 31, 2005 from 38% in the comparable period in 2004. The increase in cost of sales as a percentage of revenue is attributable to the increase in depletion expense resulting from the mix of timber harvests off lands with varying per unit depletion rates.

     Operating expenses consist of salary and other costs directly attributable to revenue-generating activity. As a percentage of revenue, operating expenses decreased for the quarter ended March 31, 2005 by 1 percentage point to 14% from 15% for the comparable period in 2004. The decrease in operating expenses as a percentage of revenue is primarily due to the increase in revenue generated from the Fee Timber and Real Estate segments. There is not a strong correlation between revenue and operating expenses in these two segments so that, as a result, the operating expense ratio decreases when revenue from these segments increases. General and administrative expenses as a percentage of revenue for the quarter ended March 31, 2005 decreased by 1 percentage point to 5% from the comparable period in 2004's 6%. On a raw dollar basis, general and administrative expenses increased $110,000 from last year's first quarter compared to this year's first quarter, but declined as a percent of revenue because revenue increased at a much greater rate proportionately between periods.

Liquidity and Capital Resources
-------------------------------

     We ordinarily finance our operations using funds from operations and, where appropriate in management's assessment, bank lines of credit. Funds generated from operations and externally through financing are expected to provide the required resources for the Partnership's future capital expenditures. The
Partnership's debt-to-total capitalization ratio was 36% at March 31, 2005 versus 40% as of December 31, 2004. Management considers its capital resources to be adequate for its current plans and does not have specific plans that would trigger a significant change in its debt-to-total capitalization ratio over the next 12 months. We have a $10.0 million line of credit available with a zero balance borrowed as of March 31, 2005.

     We are currently working on locating investors for ORM Timber Fund I, LP (the "Fund"). The fund's invested capital is expected to total approximately $50 million. Once the Fund is fully subscribed and suitable timber properties are identified and brought under contract for purchase by the Fund, we expect to invest the 10% of equity capital that is expected to total approximately $5 million.

     Over the remaining nine months of 2005, management's plan is to harvest approximately 56 MMBF of timber for a total fiscal 2005 harvest of 79 MMBF. Since harvest plans are based on demand and pricing, actual harvesting may vary subject to management's ongoing review.

     In the first quarter of 2005, cash generated by operations totaled $6.9 million and overall cash and cash equivalents increased by $3.7 million. Cash generated by operations increased $2.7 million from the comparable period last year due to an increase in volume harvested and development land sales. Cash used in investing activities totaled $947,000, which was comprised of $357,000 for reforestation, fertilization and roads; $227,000 for capitalizable costs associated with our development properties; and $363,000 of other miscellaneous capital additions. Cash used in financing activities totaled $2.2 million. This total represents $1.7 million of long term debt payments; $758,000 of payments on our operating line of credit; $688,000 of distributions to unitholders; and a minority interest payment of $26,000, all netted against $901,000 of cash received upon the exercise of unit options.

     In the first quarter of 2004, cash generated by operations totaled $4.2 million and overall cash and cash equivalents decreased $7.0 million. Cash used in investing activities totaled $9.3 million, which was comprised of $8.5 million for a timberland acquisition; $312,000 for reforestation and road building; $285,000 of capitalizable costs on the development property at Gig Harbor; and $216,000 of other miscellaneous capital additions. Cash used in financing activities totaled $1.9 million consisting of $1.5 million of debt payments; $316,000 of distributions to unitholders; and a minority interest payment of $59,000 - all netted against $19,000 cash received from the exercise of unit options.

Seasonality
-----------

     Fee Timber. The Partnership owns 115,000 acres of timberland in Washington State. Our timber acreage is concentrated in two non-contiguous tree farms: the 71,000 acre Hood Canal tree farm located in Kitsap, Jefferson, Mason Counties on the eastern side of Washington's Olympic Peninsula, and the 44,000 acre Columbia tree farm located in Cowlitz, Clark, Lewis, Skamania, and Pierce counties on the western side of Washington's Cascade mountain range.

     The Hood Canal tree farm is concentrated at low elevations, which permits us to harvest trees year-round. Generally, we concentrate our harvests from this tree farm in the winter and spring when supply, and thus competition, is typically lower and, accordingly, when we can expect to receive higher prices. With the acquisition of the Columbia tree farm in 2001 management expected a decrease in the seasonality of Fee Timber operations as the Columbia tree farm is at higher elevations where harvest activities are generally possible only in the late spring and summer months. In practice, over the last two years our harvest has tended to be more front loaded as log prices have been relatively strong in the first half of the year leading management to front load the harvest plan. In future quarters, management expects quarterly harvest volume to be affected by both local market conditions for logs and weather conditions.

     Timberland Management & Consulting. Timberland Management & Consulting operations are not significantly seasonal.

     Real Estate. While Real Estate results are not expected to be seasonal, the nature of the activities in this segment will likely result in large transactions that may have large positive or negative impacts on revenue and operating income of the Partnership. Moreover, we expect to continue to see some seasonal fluctuations in this segment because of the effects of weather on Pacific Northwest development generally.

Capital Expenditures and Commitments
------------------------------------

     Total capital expenditures in 2005 (excluding the $5.0 million planned investment in the timber fund) are currently expected to be approximately $12.7 million, of which $947,000 has been expended through March 31, 2005. The $12.7 million expected year-end amount of capital expenditures includes $7.0 million of expenditures related to the Real Estate project at Gig Harbor and $2.4 million related to a Real Estate project at the City of Bremerton. The actual pace of the Gig Harbor expenditures will depend on how quickly we are able get approval from the City of Gig Harbor on our planned infrastructure improvements at the site. Similarly, the planned capital expenditures at the Bremerton site are dependent upon receiving a signed purchase and sale agreement on this property. The Partnership expects that the source of capital for these expenditures will be a combination of funds generated internally through operations and external financing.

Risks and Uncertainties
-----------------------

     Our business is subject to a number of risks and uncertainties, any one or more of which could impact our operating results and financial condition materially and adversely. Some of these risks are discussed in greater detail below, arranged according to business segment. In addition, we face a number of risks that affect our business generally. We compete against much larger companies in each of its business segments. These larger competitors may have access to larger amounts of capital and significantly greater economies of scale. Land ownership carries with it the risk of incurring liabilities due to accidents that take place on the land and previously undiscovered environmental contamination. The Partnership endeavors to maintain adequate accruals to reflect the cost of remediating known environmental contamination and other liabilities resulting from land ownership, however these estimates may prove to be inadequate as additional information is discovered. A more thorough discussion of the risks and uncertainties that may affect our business is contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and in our various other filings with the Securities and Exchange Commission. Readers should review these risks in deciding whether to invest in Partnership units, and should recognize that those factors are not an exhaustive list of risks that could cause us to deviate from management's expectations. Readers also are cautioned that, in reviewing these risk factors, the factors contained in this report and in our other SEC filings are effective as of the date the filing was made, and we cannot undertake to update those disclosures.

Fee Timber

     Fee Timber revenue are generated primarily through the sale of softwood logs to both domestic mills and third-party intermediaries that resell to the export market. The markets for these products are significantly affected by fluctuations in U.S. and Japanese economies, as well as by the foreign currency exchange rate between the Japanese yen and the U.S. dollar. Despite the strong prices experienced in the current quarter, over the last few years the Partnership has seen the price of logs erode in the Japanese market as competing logs and lumber from regions outside of the U.S. and engineered wood products have gradually gained market acceptance.

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

Timberland Management & Consulting

     The Timberland Management & Consulting segment is currently operating with one major timberland management client. Management is working to expand our customer base through market outreach efforts and marketing a private equity fund that would be managed by the Timberland Management & Consulting segment.

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

ACCOUNTING MATTERS

     Accounting Standards Not Yet Implemented

     In December 2004, the FASB released its revised standard, SFAS No. 123R (SFAS 123R), Share-Based Payment. SFAS 123R requires that a public entity measure the cost of equity based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. A public entity will initially measure the cost of liability based service awards based on its current fair value and the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. Adoption of SFAS 123R is required for fiscal years beginning after June 15, 2005. The Company is evaluating SFAS 123R and believes it will likely result in recognition of additional non-cash stock-based compensation expense and accordingly would decrease net income in amounts, which likely will be considered material. There will be no effect on cash, working capital or total stockholders' equity.

     The Partnership is currently negotiating with several potential investors in ORM Timber Find I, LP (the Fund). The Fund has a target invested capital amount of $50 million. Upon funding this $50 million target, the Fund will seek to invest the raised capital in timberland investments. The Partnership will invest 10% of the equity capital in the Fund so that, for example, if the target of $50 million is reached Pope Resources will have contributed $5 million of that equity total. The Fund is presently expected to be consolidated into the Partnership's financial statements since an indirect subsidiary of the Partnership (Olympic Resource Management LLC) will act as manager and general partner of the Fund. However, Emerging Issues Task Force Issue No. 04-5, "Investors' Accounting for an Investment in a Limited Partnership when the Investors is the Sole General Partner and the Limited Partners have Certain Rights" when finally concluded and issued, could require that the Partnership not consolidate, but rather account for the Fund using the equity method of accounting. Use of either the consolidation or equity method of accounting are expected to result in comparable net income and Partners' capital in the consolidated financial statements of the Partnership.

Critical Accounting Policies and Estimates
------------------------------------------

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

     In October 2004 we acquired 1,339 acres of timberland that are substantially all merchantable timber. We have created a separate pool for this acquisition with a depletion rate of $370 per MBF that is applied to timber harvested from these recently acquired acres.

     Depletion-Estimated Volume: Inventory volumes take into account the applicable state and federal regulatory limits on timber harvests as applied to the Partnership's properties, including the Forests and Fish law that supplements Washington State's forest practice regulations to provide for expanded riparian management zones, wildlife leave trees, and other harvest restrictions. Timber inventory volume is accounted for by the Partnership's standing timber inventory system, which utilizes annual statistical sampling of the timber (cruising) with annual adjustments made for estimated growth and the depletion of areas harvested.

     The standing inventory system is subject to two processes each year to monitor accuracy. The first is the annual cruise process and the second is a comparison of (a) volume actually extracted by harvest to (b) inventory for the corresponding stands of harvested timber in the standing inventory system at the time of the harvest. A "cruise" represents a physical measurement of timber on a specific set of acres. The cruise process is completed when the physical measurement totals are compared to the inventory in the standing inventory system. Only productive acres with timber that is at least 20 years old are selected to cruise. The Partnership cruised 20% of its productive acres with 20 year old or greater timber in both 2003 and 2004 and plans to cruise 20% in 2005 and 10% thereafter. Specific acres are first selected for cruising with a bias towards those acres that have gone the longest without a cruise and, second, with a bias towards those acres that have been growing the longest. As the cruise is being performed, only those trees with a breast height diameter (approximately 4.5 feet from the ground) of at least 6 inches are measured for inclusion in the inventory.

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

     Deferred tax assets: The Partnership has a United States subsidiary corporation that has $759,000 of deferred tax assets as of March 31, 2005. The majority of this balance represents net operating loss carryforwards resulting from the liquidation of our subsidiary in Canada. Management evaluates the likelihood of earning taxable income to absorb net operating loss carryforwards each reporting period to determine if deferred tax assets will more likely than not be utilized.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk
------------------

     As of March 31, 2005, the Partnership had $34.1 million of fixed rate debt outstanding with a fair value of approximately $42 million based on the current interest rates for similar financial instruments. A change in the interest rate on fixed rate debt will affect the fair value of the debt, whereas a change in the interest rate on variable rate debt will affect interest expense and cash flows. A hypothetical 1% change in prevailing interest rates would change the fair value of the Partnership's fixed-rate long-term debt obligations by $1.7 million.

ITEM 4. CONTROLS AND PROCEDURES

     The Partnership's management maintains an adequate system of internal controls to promote the timely identification and reporting of material, relevant information. Those controls include (1) requiring executive management and all managers in accounting roles to sign and adhere to a Code of Conduct and
(2) implementation of a confidential hotline for employees to contact the Audit Committee directly with financial reporting concerns. Additionally, the Partnership's senior management team meets regularly to discuss significant transactions and events affecting the Partnership's operations. The Partnership's President & CEO and V.P. & CFO ("Executive Officers") lead these meetings and consider whether topics discussed represent information that should be disclosed under generally accepted accounting principles and the rules of the SEC. The Board of Directors of the Partnership's general partner includes an Audit Committee. The Audit Committee reviews the earnings release and all reports on Form 10-Q and 10-K prior to their filing. The Audit Committee is responsible for hiring the Partnership's external auditors and meets with those auditors at least four times each year.

     Our Executive Officers are responsible for establishing and maintaining disclosure controls and procedures. They have designed such controls to ensure that others make all material information known to them within the organization. Management regularly evaluates ways to improve internal controls.

     As of the end of the period covered by the quarterly report on Form 10-Q our Executive Officers completed an evaluation of the disclosure controls and procedures and have determined them to be functioning properly and effectively. They did not discover any significant deficiencies or material weaknesses within the controls and procedures that required modification.


PART II
-------

ITEM 1. LEGAL PROCEEDINGS

     From time to time, the Partnership may be subject to legal proceedings and claims that may have a material adverse impact on its business. Management is not aware of any current legal proceedings or claims that will have, individually or in the aggregate, a material adverse impact on its business, prospects, financial condition or results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     (a) - (e) None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

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

ITEM 6. Exhibits

     Exhibits.

     31.1      Certification  of  Chief  Executive   Officer  pursuant  to  Rule
               13a-14(a).

     31.2      Certification  of  Chief  Financial   Officer  pursuant  to  Rule
               13a-14(a).

     32.1      Certification  of  Chief  Executive   Officer  pursuant  to  Rule
               13a-14(b) and 18 U.S.C. Section 1350 (furnished with this report in accordance with SEC Rel. No. 33-8238.

     32.2      Certification  of  Chief  Financial   Officer  pursuant  to  Rule
               13a-14(b) and 18 U.S.C. Section 1350 (furnished with this report in accordance with SEC Rel. No. 33-8238.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 11, 2005.


                                       POPE RESOURCES,
                                       A Delaware Limited Partnership

                                       By:    POPE MGP, Inc.
                                              Managing General Partner


                                              By: /s/ David L. Nunes
                                                  ------------------------------
                                                  David L. Nunes
                                                  President and Chief Executive
                                                  Officer
                                                 (Principal Executive Officer)


                                              By: /s/ Thomas M. Ringo
                                                  ------------------------------
                                                  Thomas M. Ringo
                                                  Vice President and CFO
                                                 (Principal Accounting and
                                                  Financial Officer)