Form 10-Q
period 2005-06-30
POPE RESOURCES LTD PARTNERSHIP
filed 2005-08-09
CIK 784011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934
during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes _X_   No ____

Indicate by check mark whether the registrant is an accelerated filer
 (as defined in rule 12b-2 of the Securities and Exchange Act of 1934).  Yes ____  No   X_

Partnership units outstanding at July 29, 2005: 4,614,696

Pope Resources
Index to Form 10-Q Filing
For the Quarter Ended June 30, 2005

P A R T  I - FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (Unaudited)

Pope Resources
June 30, 2005 and December 31, 2004

(Thousands)
	2005	2004

Assets
Current assets:
Cash and cash equivalents	$1,574	$757
Short-term investments	8,007	-
Accounts receivable	3,780	1,120
Land held for sale	30	152
Current portion of contracts receivable	626	606
Prepaid expenses and other	81	195

Total current assets	14,098	2,830

Properties and equipment at cost:
Land held for development	9,762	9,074
Land and land improvements	13,935	13,958
Roads and timber (net of accumulated
depletion of $33,485 and $26,418)	57,977	64,485
Buildings and equipment (net of accumulated
depreciation of $6,337 and $6,034)	3,284	3,166

	84,958	90,683

Other assets:
Contracts receivable, net of current portion	315	158
Other	674	1,197

	989	1,355

Total assets	$100,045	$94,868

Liabilities and Partners' Capital
Current liabilities:
Accounts payable	$515	$597
Accrued liabilities	1,222	1,492
Environmental remediation	106	468
Current portion of long-term debt	1,602	1,602
Minority interest	233	30
Operating line of credit	-	758
Deferred profit	233	918
Other current liabilities	65	70

Total current liabilities	3,976	5,935

Long-term debt, net of current portion	32,497	34,164
Other long term liabilities	211	236

Partners' capital	63,361	54,533

Total liabilities and partners' capital	$100,045	$94,868

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Pope Resources
For the Three Months and Six Months Ended June 30, 2005 and 2004

(Thousands, except per unit data)	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenues	$16,131	$11,888	$32,787	$23,620
Cost of sales	(7,410)	(4,128)	(15,214)	(8,616)
Operating expenses	(2,671)	(1,974)	(5,004)	(3,732)
Environmental remediation	(108)	(295)	(108)	(295)
General and administrative expenses	(847)	(718)	(1,695)	(1,456)
Income from operations	5,095	4,773	10,766	9,521

Other income (expense):
Interest expense	(709)	(801)	(1,445)	(1,575)
Interest income	74	25	93	49
	(635)	(776)	(1,352)	(1,526)

Income before income taxes and minority interest	4,460	3,997	9,414	7,995

Income tax provision	(263)	-	(510)	-

Income before minority interest	4,197	3,997	8,904	7,995

Minority interest	(128)	-	(229)	-

Net income	$4,069	$3,997	$8,675	$7,995

Allocable to general partners	$53	$53	$114	$106
Allocable to limited partners	4,016	3,944	8,561	7,889

Earnings per unit:
Basic	$0.89	$0.88	$1.89	$1.77
Diluted	$0.86	$0.87	$1.83	$1.75

Weighted average units outstanding:
Basic	4,596	4,520	4,578	4,520
Diluted	4,757	4,594	4,740	4,579

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Pope Resources
Six Months Ended June 30, 2005 and 2004

(Thousands)	2005	2004
Cash flows provided by operating activities
Net income	$8,675	$7,995
Add back (deduct) non-cash charges (credits):
Deferred profit	(685)	75
Depletion	7,066	2,765
Depreciation and amortization	319	342
Cost of land sold	166	5
Change in working capital accounts:
Accounts receivable	(2,660)	(1,057)
Contracts receivable	(177)	924
Land held for sale	-	25
Other current assets	114	473
Accounts payable	(82)	79
Accrued liabilities	(270)	(431)
Deposits	(5)	93
Environmental remediation	(362)	196
Deferred taxes	510	-
Minority interest	229	-
Other long term liabilities	(25)	-
Other	1	13
Net cash flows provided by operating activities	12,814	11,497

Cash flows from investing activities:
Timberland acquisition	-	(8,518)
Capital expenditures	(1,691)	(1,916)
Purchase of short-term investments	(8,007)	-

Net cash used in investing activities	(9,698)	(10,434)

Cash flows from financing activities:
Option exercises	1,531	49
Repayment of operating line of credit	(758)	-
Minority interest distribution	(26)	(59)
Repayment of long-term debt	(1,667)	(1,916)
Unitholder distribution	(1,379)	(633)

Net cash used in financing activities	(2,299)	(2,559)

Net increase (decrease) in cash and cash equivalents	817	(1,496)
Cash and cash equivalents at beginning of year	757	10,361

Cash and cash equivalents at end of the six-month period	$1,574	$8,865

See accompanying notes to condensed consolidated financial statements.

POPE RESOURCES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2005

1.
The condensed consolidated financial statements as of June 30, 2005 and December 31, 2004 and for the three months (quarter) and six months (year-to-date) ended June 30, 2005 and June 30, 2004 have been prepared by Pope Resources, A Delaware Limited Partnership (“the Partnership”) pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The financial information for the quarters and six month periods ended June 30, 2005 and 2004 is unaudited, but, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2004, is derived from the Partnership’s audited consolidated financial statements and notes thereto for the year ended December 31, 2004, and should be read in conjunction with such financial statements. The results of operations for the quarter and six month period ended June 30, 2005 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2005.

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

	Quarter Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Weighted average units outstanding (in thousands):
Basic	4,596	4,520	4,578	4,520
Dilutive effect of unit options	161	74	162	59
Diluted	4,757	4,594	4,740	4,579

Options to purchase 293,000 units at prices ranging from $9.30 to $37.73 per unit were outstanding as of June 30, 2005. For the computation of dilutive effect of unit options for the quarter ended June 30, 2005, options to purchase 457 units at prices ranging from $35.00 to $37.73 were not included in the calculation because the option exercise prices were greater than the average market prices of units during the period. For the six month period ended June 30, 2005, options to purchase 298 units at prices ranging from $36.82 to $37.73 were not included in the calculation because the option exercise prices were greater than the average market prices of units during the period.

Options to purchase 392,000 units at prices ranging from $9.30 to $27.88 per unit were outstanding as of June 30, 2004. For the computation of dilutive effect of unit options for the quarter ended June 30, 2004, options to purchase 165,000 units at prices ranging from $19.00 to $27.88 were not included in the calculation because the option exercise prices were greater than the average market prices of units during the period. For the six month period ended June 30, 2004, options to purchase 191,000 units at prices ranging from $17.51 to $27.88 were not included in the calculation because the option exercise prices were greater than the average market prices of units during the period.

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

	Quarter ended		Six months ended
	June 30,		June 30,
(In thousands except per unit amounts)	2005	2004	2005	2004

Net income as reported	$4,069	$3,997	$8,675	$7,995

Compensation expense recognized	-	-	-	-

Subtract proforma compensation
expense under SFAS 123	(35)	(50)	(70)	(100)

Proforma net income under SFAS 123	$4,034	$3,947	$8,605	$7,895

As reported:
Basic	$0.89	$0.88	$1.89	$1.77
Diluted	$0.86	$0.87	$1.83	$1.75

Proforma net income per unit:
Basic	$0.88	$0.87	$1.88	$1.75
Diluted	$0.85	$0.86	$1.82	$1.72

The fair value of options was calculated using the Black-Scholes option-pricing model, with the following assumptions during the first six months of 2005 and 2004:

	2005	2004
Expected life	5 years	5 years
Risk free interest rate	4.00% - 4.49%	3.97% - 4.65%
Dividend yield	1.2% - 1.6%	1.4% - 1.8%
Volatility	25.0% - 27.5%	20.7% - 25.4%
Weighted average value	$8.46	$4.28

4.
Supplemental disclosure of cash flow information: Interest paid amounted to approximately $717,000 and $804,000 for the quarters ended June 30, 2005 and 2004, respectively. For the six months ended June 30, 2005 and 2004, interest paid amounted to $1,444,000 and $1,569,000, respectively. Income taxes paid amounted to approximately $4,000 and $1,000 for the quarters ended June 30, 2005, and 2004, respectively. For the six months ended June 30, 2005 and 2004 income taxes paid amounted to $4,000 and $6,000.

5.	Revenue and operating income by segment for the quarters and six month periods ended June 30, 2005 and 2004, respectively, are as follows:

		Timberland
Three Months Ended	Fee	Management &	Real
June 30 (Thousands)	Timber	Consulting	Estate	Other	Consolidated
2005
Revenue internal	$13,221	$1,845	$1,077	$-	$16,143
Eliminations	(1)	(2)	(9)	-	(12)
Revenue external	13,220	1,843	1,068	-	16,131

Cost of sales	(7,234)	-	(176)	-	(7,410)

Operating expenses internal	(1,048)	(1,043)	(700)	(847)	(3,638)
Eliminations	(8)	20	(-)	-	12
Operating expenses external	(1,056)	(1,023)	(700)	(847)	(3,626)

Income (loss) from operations internal	4,939	802	201	(847)	5,095
Eliminations	(9)	18	(9)	-	-
Income (loss) from operations external	$4,930	$820	$192	$(847)	$5,095

2004
Revenue internal	$9,386	$496	$2,132	$-	$12,014
Eliminations	(17)	(100)	(9)	-	(126)
Revenue external	9,369	396	2,123	-	11,888

Cost of sales	(4,066)	-	(62)	-	(4,128)

Operating expenses internal	(1,029)	(520)	(846)	(718)	(3,113)
Eliminations	98	25	3	-	126
Operating expenses external	(931)	(495)	(843)	(718)	(2,987)

Income (loss) from operations internal	4,291	(24)	1,224	(718)	4,773
Eliminations	81	(75)	(6)	-	-
Income (loss) from operations external	$4,372	$(99)	$1,218	$(718)	$4,773

		Timberland
Six Months Ended	Fee	Management &	Real
June 30 (Thousands)	Timber	Consulting	Estate	Other	Consolidated
2005
Revenue internal	$26,883	$3,460	$2,465	$-	$32,808
Eliminations	-	(3)	(18)	-	(21)
Revenue external	26,883	3,457	2,447	-	32,787

Cost of sales	(14,767)	-	(447)	-	(15,214)

Operating expenses internal	(2,144)	(1,814)	(1,175)	(1,695)	(6,828)
Eliminations	-	19	2	-	21
Operating expenses external	(2,144)	(1,795)	(1,173)	(1,695)	(6,807)

Income (loss) from operations internal	9,972	1,646	843	(1,695)	10,766
Eliminations	-	16	(16)	-	-
Income (loss) from operations external	$9,972	$1,662	$827	$(1,695)	$10,766

2004
Revenue internal	$20,810	$731	$2,336	$-	$23,877
Eliminations	(30)	(209)	(18)	-	(257)
Revenue external	20,780	522	2,318	-	23,620

Cost of sales	(8,548)	-	(68)	-	(8,616)

Operating expenses internal	(1,919)	(1,088)	(1,277)	(1,456)	(5,740)
Eliminations	190	63	4	-	257
Operating expenses external	(1,729)	(1,025)	(1,273)	(1,456)	(5,483)

Income (loss) from operations internal	10,343	(357)	991	(1,456)	9,521
Eliminations	160	(146)	(14)	-	-
Income (loss) from operations external	$10,503	$(503)	$977	$(1,456)	$9,521

There was one significant change to segment assets in the first two quarters of 2004 with the acquisition of 3,300 acres of timberland. This acquisition resulted in an $8.5 million shift of cash from Other to Timber in the Fee Timber segment.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains a number of projections and statements about our expected financial condition, operating results, and business plans and objectives. These statements reflect our management's estimates based on our current goals, in light of management's expectations about future developments. Statements about expectations and future performance are “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Because these statements describe our goals, objectives and anticipated performance, they are inherently uncertain, and some or all of these statements may not come to pass. Accordingly, you should not interpret these statements as promises that we will perform at a given level or that we will take any or all of the actions we currently expect to take. Our future actions, as well as our actual performance, will vary from our current expectations, and under various circumstances these variations may be material and adverse. Some of the factors that may cause our actual operating results and financial condition to fall short of our expectations are set forth in the part of this report entitled "Risks and Uncertainties" below and other factors discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2004. Other issues that may have an adverse and material impact on our business, operating results and financial condition include environmental and land use regulations that limit our ability to harvest timber and develop property and economic conditions that affect consumer demand for our products and the prices we receive for them, and other risks and uncertainties which are discussed in our other filings with the Securities and Exchange Commission. The forward-looking statements in this report are accurate as of the date of the report, and we cannot undertake to update these statements as our business operations and environment change.

This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included with this report.

EXECUTIVE OVERVIEW

Pope Resources, A Delaware Limited Partnership (“we” or the "Partnership"), was organized in October 1985 as a result of a spin-off by Pope & Talbot, Inc. (“P&T”). The Partnership is engaged in three primary businesses. The first, and by far most significant, segment in terms of owned assets and operations is the Fee Timber segment. Operations in this segment consist of growing timber to be harvested as logs for sale to export and domestic manufacturers. The second most significant business in terms of total assets owned is the development and sale of real estate. Real Estate activities primarily take the form of securing permits and entitlements for unimproved land and then realizing that land’s value by selling parcels to buyers who will take the land further up the value chain, either to home buyers or commercial property operators or lessors. Since these land projects span multiple years, the Real Estate segment may incur losses for multiple years until a major project is sold, which then results in operating income. Our third business is providing timberland-related services to third parties. These services may take the form of large-scale timberland management, forestry consulting, or acquisition or disposition services.

Management’s major opportunity and challenge is to profitably grow our revenue base. We have added over 44,000 acres to our timberland portfolio over the last four years. Our real estate challenges center around how and when to “harvest” a parcel of land and capture the optimum value increment through sale. Regarding our third-party timberland services, we entered into a management contract with Cascade Timberlands LLC in January 2005 to manage that company’s 522,000 acres of timberland. We are diligently seeking to secure additional income opportunities for this segment.

RESULTS OF OPERATIONS

The following table reconciles and compares key revenue and cost elements that impact our net income for each of the three-month periods ended June 30, 2005 and June 30, 2004, respectively. In addition to the table’s detailed numeric analysis, the explanatory text that follows the table describes many of these changes by business segment.

	QUARTER TO QUARTER COMPARISONS
	(Amounts in $000's except per unit data)

	Q2 2005 vs. Q2 2004

	Total	Per Basic Unit

Net income:
2nd Quarter 2005	$4,069	$0.89
2nd Quarter 2004	3,997	0.88
Variance	$72	$0.01

Detail of earnings variance:
Fee Timber:
Log price realizations (A)	$1,342	$0.30
Log volumes (B)	1,174	0.26
Depletion	(1,856)	(0.41
Other Fee Timber	(102)	(0.02
Timberland Management & Consulting:
Management fee changes	962	0.21
Other Timberland Mgmnt & Consulting	(43)	(0.01
Real Estate
Land sales	(1,118)	(0.25
Depletion	(74)	(0.02
Environmental remediation	187	0.04
Other	(21)	-
General and adminisitrative costs	(129)	(0.03
Interest expense	92	0.02
Other (taxes, minority int., interest inc.)	(342)	(0.08
	$72	$0.01

(A) Price variance calculated by extending the change in average realized price by current period volume.
(B) Volume variance calculated by extending change in sales volume by the average log sales price for the comparison period, less variance in log production costs.

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

When discussing our Fee Timber operations, current results are compared to the last completed quarter and the corresponding quarter of the prior year. Both of these comparisons are made to help the reader gain an understanding of the trends in market price and harvest volumes that affect Fee Timber results of operations. Revenue and operating income for the Fee Timber segment for the quarters ended June 30, 2005, March 31, 2005 and June 30, 2004 are as follows:

Quarter Ended:	Log Sales	Mineral, Cell Tower & Other	Total Fee Timber Revenue	Operating Income
June 30, 2005	$12.9 million	$0.3 million	$13.2 million	$4.9 million
March 31, 2005	13.3 million	0.4 million	13.7 million	5.0 million
June 30, 2004	9.1 million	0.3 million	9.4 million	4.4 million

Fluctuations in total Fee Timber revenue and operating income between second quarter of 2005 and first quarter of 2005 and second quarter of 2005 and second quarter of 2004 are as follows:

Quarterly changes	Total Fee Timber Revenue	Operating Income
Q-2 2005 and Q-1 2005	$(0.5) million	$(0.1) million
Q-2 2005 and Q-2 2004	3.8 million	0.5 million

The decrease in revenue and operating income for the current quarter relative to the first quarter of 2005, representing decreases of 4% and 2%, respectively, is due to a decrease in both volume sold and price realized from the sale of logs. Log volume sold for the quarter ended June 30, 2005 decreased 3% from the quarter ended March 31, 2005 while average price realized decreased 1%. Revenue and operating income increased from the corresponding period in 2004 due primarily to a 27% increase in harvest volume and secondarily to a 12% increase in average price realized.

Revenue and operating income for the Fee Timber segment for the six months ended June 30, 2005, and 2004 are as follows:

Six Months Ended:	Log Sales	Mineral, Cell Tower & Other	Total Fee Timber Revenue	Operating Income
June 30, 2005	$26.2 million	$0.7 million	$26.9 million	$10.0 million
June 30, 2004	20.1 million	0.7 million	20.8 million	10.5 million

Harvest volume has increased 20% during the first two quarters of 2005 from the corresponding period in 2004. This increase is due to an increase in planned harvest in 2005 following two timberland acquisitions in 2004. In addition, average log prices were up $49 per MBF, representing a 9% increase over 2004’s log prices for the corresponding period. These higher volumes and stronger prices explain the increase in revenue for the first two quarters of 2005 versus the corresponding period in 2004. However, operating income declined during the same period due to a $4.6 million increase in depletion expense resulting from the fourth quarter 2004 acquisition. The log harvest volume coming from this acquisition has a separate depletion pool because the timber inventory from this acquisition was almost completely merchantable. Cash flow resulting from the incremental harvest attributable to this acquired timberland will serve to offset a large portion of the purchase price. As a result of harvesting volume from this acquisition, depletion expense increased $81 per MBF, representing a 112% increase on a per MBF basis over the same period in 2004.

The Partnership harvested the following log volumes from its timberlands for the quarters ended June 30, 2005, March 31, 2005, and June 30, 2004 and for the six-month periods ended June 30, 2005 and 2004:

	Quarter Ended
	30-June-05	31-March-05	30-June-04
Log sale volumes (MBF):
Export	1,963	3,510	1,558
Domestic	15,789	15,349	12,529
Pulp	3,282	2,653	2,786
Hardwoods	1,329	1,488	682
Total	22,363	23,000	17,555

	Six Months Ended
		30-June-05	30-June-04
Log sale volumes (MBF):
Export		5,473	7,182
Domestic		31,138	24,219
Pulp		5,935	5,419
Hardwoods		2,817	1,087
Total		45,363	37,907

Through June 30, 2005, we have harvested 57% of our planned annual harvest (versus 63% for the corresponding period in the prior year). Inasmuch as the aforementioned late-2004 timberland acquisition represented primarily a purchase of merchantable timber, our annual harvest in 2005 is projected to increase to a projected level of 79 MMBF from 2004’s annual level of 60 MMBF.  Harvest volume was front-loaded in 2004 to take advantage of strong log markets while we expect to spread the annual harvest in 2005 somewhat more evenly between the quarters, albeit still weighted toward the first three quarters of 2005. Volume sold to the export market for the quarter ended June 30, 2005 was 9% versus 15% of volume sold for the quarter ended March 31, 2005. Similarly, on a year-to-date basis, volume sold to the export market declined to 12% in the first two quarters of 2005 versus 19% for the corresponding period in 2004. This decline is due to the strengthening U.S. dollar during the second quarter, which has made U.S. sourced logs more expensive to the Japanese market. Additionally, the harvest mix in 2004 included a number of harvest units with particularly large components of export quality logs.

We realized the following log prices from our fee timberlands for the quarters ended June 30, 2005, March 31, 2005 and June 30, 2004 and the six-month periods ended June 30, 2005 and 2004:

	Quarter Ended
Average price realizations (per MBF):	30-June-05	31-March-05	30-June-04
Export	$691	$661	$628
Domestic	642	619	562
Pulp	205	219	234
Hardwoods	557	627	582
Overall	577	580	517

	Six Months Ended
Average price realizations (per MBF):	30-June-05	30-June-04
Export	$672	$652
Domestic	630	558
Pulp	211	228
Hardwoods	594	573
Overall	578	529

We sell our logs to domestic mills and to log brokers that resell our logs to Japanese customers and, when export conditions allow, to the Korean and Chinese log markets. Prices paid by these log brokers are dependent upon the export market for logs but are generally purchased for a premium to prices paid by domestic customers. In the current quarter, export prices have increased 5% from the first quarter of 2005 and 10% from the corresponding period in 2004. This increase has taken place while volume sold to the export market has declined in the face of a strengthening U.S. dollar. The weakening export market when combined with a strong domestic market results in only the highest quality, most expensive logs being sold to the export market. As a result, average export price realized increased while volume sold to the export market decreased. On a year-to-date basis average export price realized has increased 3% over the corresponding period in 2004. The same factors causing the increase in quarterly export prices can be attributed to the year-to-date numbers except that during the first quarter of 2005 the export market was still relatively strong due to the weak U.S. dollar at the beginning of 2005.

Domestic log prices for the quarter ended June 30, 2005 were 4% and 14% higher than the first quarter of 2005 and the second quarter of 2004, respectively. This improvement in domestic log prices is attributed to the continued strong domestic housing market combined with a greater proportion of lower quality export logs being sold into the domestic market. These logs are commanding a higher price on the domestic market as domestic mills are producing at capacity to keep up with the strong demand for lumber products. On a year-to-date basis domestic log prices have increased 13% from the corresponding period in 2004. This increase is also attributed to the strong domestic housing market and strong overall domestic economic conditions.

The average price realized per MBF on pulp logs was $205, $219, and $234, for the quarters ended June 30, 2005, March 31, 2005 and June 30, 2004, respectively. Pulp prices have declined in the second quarter of 2005 relative to both the first quarter of 2005 and the prior year’s corresponding period due to the strong domestic market for logs. The strong domestic market for logs results in an increase in harvest activities, which produces additional supply of pulp logs. As a result, local pulp log inventories have increased resulting in a decline in price. The average price realized per MBF on hardwood logs was $557, $627, and $582, for the quarters ended June 30, 2005, March 31, 2005 and June 30, 2004, respectively. The decrease in price realized for hardwood for the quarter ended June 30, 2005 from March 31, 2005 is due to a decrease in the relative quality of the hardwood logs harvested on the Partnership’s tree farms. The units harvested in the first quarter of 2005 included several areas with a large component of high-quality alder stands resulting in higher prices relative to the second quarter of both 2005 and 2004.

Cost of Sales

Cost of sales for the Fee Timber segment consists of harvest costs and depletion expense. Harvest costs represent the direct cost incurred to convert trees into logs and deliver those logs to their point of sale. Depletion expense represents the cost of acquiring or growing the timber harvested and is calculated using a depletion rate developed from an accumulation of the cost of the timber and capitalized road cost, divided by the estimated volume of merchantable timber available for harvest. The depletion rate is then applied to the volume harvested to calculate depletion expense. Fee Timber cost of sales for the quarters ended June 30, 2005, March 31, 2005, and June 30, 2004, respectively, were:

Quarter Ended:	Harvest and Haul Costs	Depletion Expense	Total
June 30, 2005	$4.1 million	$3.1 million	$7.2 million
March 31, 2005	3.7 million	3.8 million	7.5 million
June 30, 2004	2.8 million	1.3 million	4.1 million
Quarter Ended:	Harvest and Haul Costs per MBF	Depletion Expense per MBF	Total
June 30, 2005	$184	$140	$324
March 31, 2005	161	167	328
June 30, 2004	160	72	232

Harvest and haul costs, depletion expense, and total cost of sales have decreased in the second quarter of 2005 relative to first quarter of 2005 due to the following combination of factors: a decrease in overall volume harvested; a decrease in specific volume harvested from the separate depletion pool created following a fourth quarter 2004 timberland acquisition; and an increase in harvest and haul cost per MBF harvested. The first two of these factors contribute to a reduction in comparative costs while the third provides a partial offset to this decrease. When compared to the second quarter of 2004, cost of sales for the current quarter has increased due to (a) an increase in overall harvest volume and (b) an increase in depletion rate applied to volume harvested from the separate depletion pool and (c) an increase in harvest and haul costs per MBF. Harvest costs vary based upon the physical site characteristics of the acres harvested during the year. For example, difficult-to-access sites or those located on steep hillsides are more expensive to harvest. Furthermore, haul costs vary based upon the distance between the harvest area and the mill customer’s location. For the quarter ended June 30, 2005, harvest and haul costs per MBF have increased relative to the first quarter of 2005 and the corresponding period in the prior year. The increase is due to a combination of factors: higher fuel costs and a 2005 harvest schedule that includes a higher-than-usual proportion of harvest units characterized by steep slopes or requiring more expensive roads to be built to access the timber.

Fee Timber cost of sales for the six months ended June 30, 2005 and 2004 were:

Six Months Ended:	Harvest and Haul Costs	Depletion	Total
June 30, 2005	$7.8 million	$7.0 million	$14.8 million
June 30, 2004	5.8 million	2.7 million	8.5 million

Six Months Ended:	Harvest and Haul Costs per MBF	Depletion Expense per MBF	Total
June 30, 2005	$173	$153	$326
June 30, 2004	153	72	225

On a year-to-date basis, cost of sales have increased relative to 2004 due to the increase in harvest volume, increase in depletion rate on volume harvested from the separate depletion pool, and the increase in harvest and haul costs. We expect harvest and haul costs to remain above levels experienced in prior years as long as fuel costs remain high.

A depletion rate is applied to all volume harvested. We are using two separate depletion rates in 2005, one for volume harvested from those timberlands we acquired in the fourth quarter of 2004 (the “Quilcene Timberlands”), and one for volume harvested from all other owned timberlands. The increase in depletion expense experienced in 2005 stemmed from harvest activity on the Quilcene Timberlands for which a separate depletion pool was created. The separate depletion pool was created because the timber inventory from this acquisition was almost completely merchantable. We expect to harvest a total of approximately 79 MMBF in 2005, of which 21 MMBF is expected to come from this separate depletion pool. The depletion cost resulting from log harvests on this acquired timberland will approximate the net stumpage value (delivered log price less harvesting and transportation cost) realized on the sale of this particular timber. As such, the incremental harvest from this acquired property will result in a negligible net income impact while nonetheless generating operating cash flow and EBITDDA.

Depletion expense for the quarters ended June 30, 2005, March 31, 2005, and June 30, 2004 were calculated as follows:

                              Three months ended June 30, 2005

	Pooled	Separate	Total
Volume harvested (MBF)	17,284	5,079	22,363
Rate/MBF	$72	$370	$140
Depletion expense	$1,246,000	$1,879,000	$3,125,000

                                Three months ended March 31, 2005

	Pooled	Separate	Total
Volume harvested (MBF)	15,681	7,319	23,000
Rate/MBF	$72	$370	$167
Depletion expense	$1,135,000	$2,708,000	$3,843,000

Three months ended
June-04 Pooled
Volume harvested (MBF)	17,555
Rate/MBF	$72
Depletion expense	$1,269,000

The table above explains the change in depletion rate for the second quarter of 2005 as compared to the first quarter of 2005 and corresponding quarter of 2004. As relative harvest volume from the separate depletion pool declined in the second quarter of 2005 relative to the first quarter of 2005 the average depletion rate declined to $140 per MBF from $167 per MBF in the first quarter.

The table below details the calculation of depletion expense on a year-to-date basis and shows the increase in average depletion rate from $72 for the first two quarters of 2004 to $153 for the corresponding period in 2005.

	Six months ended June 30, 2005
	Pooled	Separate	Total
Volume harvested (MBF)	32,965	12,398	45,363
Rate/MBF	$72	$370	$153
Depletion expense	$2,376,000	$4,586,000	$6,962,000

Six Months Ended
June-2004 Pooled
Volume harvested (MBF)	37,907
Rate/MBF	$72
Depletion expense	$2,740,000

Operating Expenses

Fee Timber operating expenses for the quarters ended June 30, 2005, March 31, 2005, and June 30, 2004 were $1.1 million, $1.1 million, and $931,000, respectively. Operating expenses are consistent between the current quarter and the quarter ended March 31, 2005, and have increased 13% from the second quarter of the prior year. Similarly, operating expenses on a year-to-date basis have increased to $2.1 million at June 30, 2005 from $1.7 million at June 30, 2004. These increases are primarily due to an increase in road maintenance costs. Road maintenance costs have increased in 2005, and are expected to increase for the next several years, due to the cost of building temporary roads resulting from the increase in harvest volume combined with the cost of complying with new Washington State regulations surrounding road maintenance and abandonment plans.

Timberland Management & Consulting

Revenue and operating income (loss) for the Timberland Management & Consulting segment for the quarters and six months ended June 30, 2005 and 2004 were as follows:

Quarter Ended:	Revenue	Operating Income (Loss)
June 30, 2005	$1.8 million	$0.8 million
June 30, 2004	0.4 million	(0.1) million

Six Months Ended:	Revenue	Operating Income (Loss)
June 30, 2005	$3.5 million	$1.7 million
June 30, 2004	0.5 million	(0.5) million

Revenue and operating income for the quarter ended June 30, 2005 was $1.4 million and $919,000 higher, respectively, than the corresponding period in 2004. On a year-to-date basis, revenue and operating income was $3.0 million and $2.2 million higher, respectively, than the corresponding period in 2004. The increase in revenue and operating income is primarily due to timberland management and consulting services provided to Cascade Timberlands LLC. Cascade Timberlands LLC is a new Timberland Management & Consulting client that owns 522,000 acres of timberland located in Washington and Oregon. Olympic Resource Management LLC, a subsidiary of the Partnership, began providing timberland management and other timberland consulting services to this client in January 2005.

On August 1, 2005 the Partnership announced that management has obtained capital commitments of $61.8 million, of which Pope Resources has committed $12.4 million, for the launch of a private equity timber fund. Olympic Resource Management LLC is the general partner for the fund and Pope Resources is a limited partner. We closed the fund to new investors in July 2005, and are now actively searching for timber properties for the fund to acquire. The Timberland Management & Consulting segment is expected to earn fees from managing the fund.

Operating Expenses

Timberland Management & Consulting operating expenses for the quarters ended June 30, 2005 and 2004 were $1.0 million and $495,000, respectively. On a year-to-date basis, operating expenses were $1.8 million and $1.0 million for the six-month periods ended June 30, 2005 and 2004, respectively. The increase in operating expenses is primarily attributable to the opening of two new field office locations in Sedro-Woolley, Washington and Bend, Oregon and the additional staffing necessary to provide services under the timberland management agreement with Cascade Timberlands LLC.

Real Estate

The Partnership’s Real Estate segment consists primarily of residential and commercial property rents and revenue from the sale of land that is expected to be used for something other than growing and harvesting timber. The Partnership’s real estate holdings are located in Pierce, Kitsap, and Jefferson Counties in Washington State.

Revenue and operating income for the Real Estate segment for the quarters and six months ended June 30, 2005 and 2004 were as follows:

Quarter Ended:	Revenue	Operating Income
June 30, 2005	$1.1 million	$0.2 million
June 30, 2004	2.1 million	1.2 million

Six Months Ended:	Revenue	Operating Income
June 30, 2005	$2.4 million	$0.8 million
June 30, 2004	2.3 million	1.0 million

Revenue for the quarter ended June 30, 2005 consists of $838,000 in rural residential lot sales and $230,000 of rent earned on residential and commercial leases at Port Gamble, Washington. Revenue generated from rural residential lot sales during the second quarter of 2005 resulted from the sale of 160 acres at approximately $5,000 per acre. Revenue for the corresponding period in 2004 includes a $1.9 million sale of 426 acres to Kitsap County, Washington for a regional park, plus $248,000 of rental revenue from residential and commercial lease activities at Port Gamble.

On a year-to-date basis revenue consists of $2.0 million of rural residential lot sales and $433,000 from rent earned on residential and commercial leases in 2005. Revenue generated from rural residential lot sales during the first six months of 2005 resulted from the sale of 290 acres at approximately $6,500 per acre. The total for the first six months of 2004 includes the aforementioned $1.9 million land sale plus $442,000 of revenue from Port Gamble activities. Operating income in 2005, on both a quarter and year-to-date basis, lags behind the corresponding periods of 2004 due to specific and varying characteristics of the properties sold in each period. The rural residential lots, which represent the predominant type of property sale for 2005, require slightly more infrastructure costs than was true with the 2004 sale of the park property. In addition, 2005 property sales carried with them a higher cost basis and, thus, a slightly lower aggregate gross margin. In addition, operating expenses have declined in 2005 from the comparable period in 2004 due to a decrease in environmental remediation charges.

At our development property in Gig Harbor, Washington, Costco Wholesale Corporation, Northwest Capital Investors (NCI), and a subsidiary of the Partnership, Olympic Property Group (OPG) submitted detailed applications with the City of Gig Harbor for a 25-acre retail shopping center on OPG’s Harbor Hill project. The applications submitted to the City are for site plan review and a binding site plan for a proposed Costco store and over five acres of additional multi-tenant retail space. Our first closing on this property is expected during the first half of 2006 to Costco Wholesale Corporation for 17 acres of the 320-acre site.

The Partnership’s rural residential lot program produces lots from 5 to 80 acres in size, based on underlying zoning densities. This type of program typically entails an entitlement effort more modest in scale, usually involving simple lot segregations and boundary line adjustments. Development activities include minor road building, surveying, and the extension of utilities. The Partnership expects to list approximately 100 acres for sale under this program during the remainder of 2005.

The 263-acre planned development in the City of Bremerton, Washington includes 60 acres of industrial and 203 acres of residential uses. We have actively marketed the residential portion of this property during the second quarter resulting in a number of bids. These bids are currently being evaluated and we expect the property to be sold in 2006.

Cost of Sales

Real Estate cost of sales for each of the quarters ended June 30, 2005 and 2004 were $176,000 and $62,000, respectively. For the six months ended June 30, 2005 and 2004 cost of sales were $447,000 and $68,000, respectively. Cost of sales during 2005 resulted from the aforementioned residential lot sales. Cost of sales in 2004 represents the cost basis on the 426-acre park sale to Kitsap County. The property sold in this transaction was raw acreage. Cost of sales during the remainder of 2005 will include costs associated with any additional rural residential lot sales that are closed during the remainder of 2005.

Operating Expenses

Real Estate operating expenses for the quarters ended June 30, 2005 and 2004 were $700,000 and $843,000, respectively. For the six-month periods ended June 30, 2005 and 2004, operating expenses were $1.2 million and $1.3 million, respectively. Real Estate operating expenses include an environmental remediation charge of $108,000 in the second quarter of 2005 and $295,000 in the second quarter of 2004. Without these environmental remediation charges, discussed in more detail below, operating expenses increased $44,000 and $87,000 on a quarter and year-to-date basis, relative to the corresponding periods in 2004. The increase in operating expenses in our Real Estate segment is due to an increase in personnel related costs in this segment as activities surrounding our development properties have increased over the last year due to increased market activity for developable land. This trend is expected to continue for the remainder of 2005.

Environmental Remediation

The Partnership has accrued liabilities for environmental cleanup of $112,000 and $474,000 as of June 30, 2005 and December 31, 2004, respectively. The environmental liability at June 30, 2005 includes $106,000 that the Partnership expects to expend in the next 12 months and $6,000 thereafter. The accrual represents estimated environmental remediation costs in and around the townsite and millsite of Port Gamble, Washington. Current activities at the site include monitoring to determine if prior clean up activities were effective. The environmental remediation charge taken in the second quarter of 2005 followed a test result for the Port Gamble millsite monitoring that indicated expanded monitoring was needed. The cost accrued includes the expected cost of additional test activities but not the cost of additional remediation activities which will be necessary if monitoring activities continue to find additional contamination.

Activity in the environmental remediation liability is detailed as follows:

	Balances at the Beginning of the Period	Additions to Accrual	Expenditures for Remediation	Balances at the End of the Period
Year Ended December 31, 2000	$120,000	$1,956,000	$206,000	$1,870,000
Year Ended December 31, 2001	1,870,000	-	461,000	1,409,000
Year Ended December 31, 2002	1,409,000	730,000	1,510,000	629,000
Year Ended December 31, 2003	629,000	-	337,000	292,000
Year Ended December 31, 2004	292,000	466,000	284,000	474,000
Quarter ended March 31, 2005	474,000	-	319,000	155,000
Quarter ended June 30, 2005	155,000	108,000	151,000	112,000

General and Administrative (G&A)

General and administrative expenses for the quarters ended June 30, 2005 and 2004 were $847,000 and $718,000, respectively. For the six months ended June 30, 2005 and 2004, general and administrative expenses were $1.7 million and $1.5 million, respectively. The increase in general and administrative expenses experienced in 2005 is due to additional oversight of the Cascade Timberland management contract, progress towards closing the timber fund, and an increase in compensation cost following strong financial performance in 2004 and 2005. In addition, we expect to end 2005 with an increase in audit, professional services, and personnel costs as we begin to implement the new requirements of the internal control assessment and reporting requirements mandated by the Sarbanes Oxley Act of 2002 that will be required with our Form 10-K for the year ended December 31, 2005.

Interest Income and Expense

Interest income for the quarter ended June 30, 2005 increased $49,000 to $74,000 as of June 30, 2005 from $25,000 for the corresponding period of 2004. For the six-month period ended June 30, 2005 interest income increased $44,000 to $93,000 from $49,000 for the corresponding period ended June 30, 2004. The increase in interest income is due to higher cash and short-term investments balances. In January 2004 our then available cash balance was used to complete a timberland acquisition such that very little interest income accrued for the next six months. Our combined cash and short-term investments balance in 2005 has grown from $757,000 at December 31, 2004 to $9.6 million at June 30, 2005.

Interest expense for the three-month periods ended June 30, 2005 and 2004 was $709,000 and $801,000, respectively. Interest expense for the six-month period totaled $1.4 million for 2005 and $1.6 million for corresponding period of 2004. The Partnership’s debt consists primarily of mortgage debt with a fixed interest rate. The decrease in interest expense is the result of our annual $1.5 million principal payment made at the end of the first quarter of 2005.

Income Tax

Pope Resources is a limited partnership and is, therefore, not subject to corporate income tax. Taxable income/loss is reported to unitholders each year on a Form K-1 for inclusion in each unitholder’s tax return. Pope Resources does have corporate subsidiaries that are subject to income tax.

For the quarter ended June 30, 2005 the Partnership recorded $263,000 of income tax expense based upon income generated in the Partnership’s taxable subsidiaries, as compared to no tax expense for the corresponding period in 2004. On a year-to-date basis, the Partnership has recorded a provision for income taxes of $510,000, as compared to no tax expense for the corresponding period of 2004. The increase in tax expense is due to improved results in our Timberland Management & Consulting segment.

Minority Interest

Minority interest represents Pope MGP, Inc.’s share of income earned from the Investor Portfolio Management Business (IPMB). The amendment to the Limited Partnership Agreement authorizing the Partnership to pursue the IPMB further specifies that income from the IPMB will be split using a sliding scale allocation method beginning at 80% to the Partnership’s wholly-owned subsidiary, ORM, Inc., and 20% to Pope MGP, Inc., the managing general partner of the Partnership. The sliding scale allocation method evenly divides IPMB income between ORM, Inc. and Pope MGP, Inc. once such income reaches $7,000,000 in a given fiscal year.

Current activities of the IPMB are contained in the Timberland Management & Consulting segment, which includes timberland consulting, management, and expenses associate with the launch of a private equity timber fund. Minority interest allocation of income increased from zero for the second quarter of 2004 to $128,000 in the second quarter of 2005 and, on a year-to-date basis, from zero in 2004 to $229,000 in 2005. The increase in minority interest allocation is due to improved Timberland Management & Consulting results related to the Cascade Timberlands LLC management agreement.

Supplemental Segment Information

    The following table provides comparative operating information for the Partnership’s segments:

	SEGMENT INFORMATION
	(all amounts in $000's)
	Three months ended June 30,		Six months ended June 30,
	2005	2004	2005	2004

Revenues:
Fee Timber	$13,220	$9,369	$26,883	$20,780
Timberland Management & Consulting (TM&C)	1,843	396	3,457	522
Real Estate	1,068	2,123	2,447	2,318
Total	16,131	11,888	32,787	23,620
EBITDDA:
Fee Timber	8,090	5,671	17,001	13,304
TM&C	847	(77)	1,710	(459)
Real Estate	330	1,279	1,001	1,061
General & administrative	(910)	(632)	(1,790)	(1,278)
Total	8,357	6,241	17,922	12,628
Depreciation, depletion and amortization:
Fee Timber	3,160	1,299	7,029	2,801
TM&C	27	22	48	44
Real Estate	138	61	174	84
General & administrative	65	86	134	178
Total	3,390	1,468	7,385	3,107
Operating income/(loss):
Fee Timber	4,930	4,372	9,972	10,503
TM&C	820	(99)	1,662	(503)
Real Estate	192	1,218	827	977
General & administrative	(847)	(718)	(1,695)	(1,456)
Total	$5,095	$4,773	$10,766	$9,521

RECONCILIATION BETWEEN NET INCOME AND EBITDDA
(all amounts in $000's)

Three months ended June 30,			Six months ended June 30,
	2005	2004	2005	2004

Net income	$4,069	$3,997	$8,675	$7,995
Added back:
Interest, net	635	776	1,352	1,526
Depletion	3,223	1,294	7,066	2,765
Depreciation and amortization	167	174	319	342
Income tax expense	263	-	510	-
EBITDDA	$8,357	$6,241	$17,922	$12,628

RECONCILIATION BETWEEN CASH FROM OPERATIONS AND EBITDDA
(all amounts in $000's)

Three months ended June 30,			Six months ended June 30,
	2005	2004	2005	2004

Cash from operations	$5,921	$7,272	$12,814	11,497
Added back:
Change in working capital	734	-	2,727	-
Interest	635	776	1,352	1,526
Deferred profit	837	33	685	-
Income tax provision	263	-	510	-
Other	-	-		-
Less:
Change in working capital	-	(1,834)	-	(315)
Deferred profit	-	-	-	(75)
Cost of land sold	(32)	-	(166)	(5)
Other	(1)	(6)	-	0
EBITDDA	$8,357	$6,241	$17,922	$12,628

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

Analysis of Operating Income

The following table sets forth expenses as a percentage of revenue for the quarters ended June 30, 2005 and 2004 and for the six-month period ended June 30, 2005 and 2004:

	Quarter ended June 30,		Six months ended June 30,
	2005	2004	2005	2004
Revenues	100%	100%	100%	100%
Cost of sales	46	35	46	37
Operating expenses	17	19	16	17
General, and administrative expenses	5	6	5	6
Operating income	32%	40%	33%	40%

Cost of sales includes the cost of purchasing and producing tangible goods for sale. In addition to depletion associated with timber production levels, cost of sales for the Partnership will fluctuate due to the mix of revenue between the sale of tangible goods and revenue generated from providing services. Cost of sales as a percentage of revenue increased 11 percentage points to 46% for the quarter ended June 30, 2005 and increased 9 percentage points on a year-to-date basis. The increase in cost of sales as a percentage of revenue is attributable to the increase in depletion expense resulting from timber harvested from the Partnership’s separate depletion pool, which carries a higher depletion rate, offset by the increase in revenue generated by the Timberland Management & Consulting segment which does not have related cost of sales.

Operating expenses consist of salary and other costs directly attributable to revenue-generating activity. As a percentage of revenue, operating expenses decreased for the quarter and year-to-date period ended June 30, 2005 by 2 and 1 percentage point, respectively. The small decrease in operating expenses as a percentage of revenue is due to the decrease in environmental remediation charge and an increase in Fee Timber revenue.

General and administrative expenses as a percentage of revenue for the quarter and year-to-date period ended June 30, 2005 decreased by 1 percentage point to 5% from the corresponding period in 2004. On a raw dollar basis, general and administrative expenses increased $129,000 from last year’s second quarter and $239,000 on a year-to-date basis, but declined as a percent of revenue because revenue increased at a much greater rate proportionately between periods.

Liquidity and Capital Resources

We ordinarily finance our business activities using funds from operations and, where appropriate in management’s assessment, bank lines of credit. Funds generated internally from operations and externally through financing are expected to provide the required resources for the Partnership's future capital expenditures. The Partnership’s debt-to-total-capitalization ratio was 35% at June 30, 2005 versus 40% as of December 31, 2004. Management considers its capital resources to be adequate for its current plans and does not have specific plans that would trigger a significant change in its debt-to-total-capitalization ratio over the next 12 months. We have a $10.0 million line of credit available with a zero balance borrowed as of June 30, 2005.

On August 1, 2005 we announced the closing of ORM Timber Fund I, LP (the “Fund”) with a committed equity balance of $61.8 million of which Pope Resources has committed to invest $12.4 million. Now that the Fund is fully subscribed we will begin actively searching for suitable timber properties for the Fund to acquire. Pope Resources and the other limited partners in the Fund are required to contribute committed capital as properties are purchased by the Fund.

Over the remaining six months of 2005, management's plan is to harvest approximately 34 MMBF of timber for a total fiscal 2005 harvest of 79 MMBF. Since harvest plans are based on demand and pricing, actual harvesting may vary subject to management's ongoing review.

In the six months ended June 30, 2005, overall cash and short-term investments increased $8.8 million versus a decrease of $1.5 million for the corresponding period in the prior year. Cash generated by operating activities increased to $12.8 million for the first six months of 2005 from $11.5 million for the corresponding period in 2004. The increase in cash generated by operating activities primarily results from the increase in timber harvested offset by both an increase in accounts receivable of $2.7 million and $817,000 collected in 2004 on a note receivable.

Cash used for investing activities declined to $9.7 million from $10.4 million in 2004. The decline in cash used for investing activities is due to an $8.5 million timberland acquisition completed in January 2004 offset by the purchase in 2005 of $8.0 million in auction-rate securities that are classified as short-term investments. Investing activities in 2005 include $567,000 of capitalized reforestation and road building costs, $705,000 of capitalizable entitlement costs on our development properties, $273,000 for purchase of trucks for our foresters, $135,000 of capital expenditures at the Port Gamble, Washington townsite, and $11,000 of miscellaneous capital additions.

Cash used in financing activities declined $260,000 to $2.3 million for the first six months of 2005 from $2.6 million for the corresponding period in 2004. Cash used for financing activities in 2005 consists of $1.7 million of payments on long-term debt, $758,000 of payments on the line of credit, two unitholder distributions totaling $1.4 million and $26,000 in minority interest distributions, offset by $1.5 million received from the exercise of unit options. Cash used in financing activities in 2004 consisted of $1.9 million in mortgage principal payments, two unitholder distributions totaling $633,000, and a minority interest payment of $59,000.

Seasonality

Fee Timber. The Partnership owns 115,000 acres of timberland in Washington State. Our timber acreage is concentrated in two non-contiguous tree farms: the 71,000-acre Hood Canal tree farm located in Kitsap, Jefferson, and Mason Counties on the eastern side of Washington’s Olympic Peninsula, and the 44,000-acre Columbia tree farm located in Cowlitz, Clark, Lewis, Skamania, and Pierce counties on the western side of Washington’s Cascade mountain range.

The Hood Canal tree farm is concentrated at low elevations, which permits us to harvest trees year-round. Generally, we concentrate our harvests from this tree farm in the winter and spring when supply, and thus competition, is typically lower and, accordingly, when we can expect to receive higher prices. With the acquisition of the Columbia tree farm in 2001 management expected a decrease in the seasonality of Fee Timber operations as the Columbia tree farm is at higher elevations where harvest activities are generally possible only in the late spring and summer months. In practice, over the last two years our harvest has tended to be more front-loaded, as log prices have been relatively strong in the first half of the year leading management to front load the harvest plan. In future quarters, management expects quarterly harvest volume to be affected by both local market conditions for logs and weather conditions.

Timberland Management & Consulting. Timberland Management & Consulting operations are not significantly seasonal.

Real Estate. While Real Estate results are not expected to be seasonal, the nature of the activities in this segment will likely result in periodic large transactions that will have large positive impacts on revenue and operating income of the Partnership. Moreover, we expect to continue to see some seasonal fluctuations in this segment because of the effects of weather on Pacific Northwest development generally.

Capital Expenditures and Commitments

Total capital expenditures in 2005 (excluding the $12.4 million planned investment in the timber fund) are currently expected to be approximately $10.1 million, of which $1.7 million has been expended through June 30, 2005. The $10.1 million expected year-end amount of capital expenditures includes $6.6 million of expenditures related to the Real Estate project at Gig Harbor, Washington. The actual pace of the Gig Harbor expenditures will depend on how quickly we are able get approval from the City of Gig Harbor on our planned infrastructure improvements at the site. The Partnership expects that the source of capital for these expenditures will be a combination of funds generated internally through operations and external financing.

Risks and Uncertainties

Our business is subject to a number of risks and uncertainties, any one or more of which could impact our operating results and financial condition materially and adversely. Some of these risks are discussed in greater detail below, arranged according to business segment. In addition, we face a number of risks that affect our business generally. We compete against much larger companies in each of its business segments. These larger competitors may have access to larger amounts of capital and significantly greater economies of scale. Land ownership carries with it the risk of incurring liabilities due to accidents that take place on the land and previously undiscovered environmental contamination. The Partnership endeavors to maintain adequate accruals to reflect the cost of remediating known environmental contamination and other liabilities resulting from land ownership. However these estimates may prove to be inadequate as additional information is discovered. A more thorough discussion of the risks and uncertainties that may affect our business is contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2004, and in our various other filings with the Securities and Exchange Commission. Readers should review these risks in deciding whether to invest in Partnership units, and should recognize that those factors are not an exhaustive list of risks that could cause us to deviate from management’s expectations. Readers also are cautioned that, in reviewing these risk factors, the factors contained in this report and in our other SEC filings are effective as of the date the filing was made, and we cannot undertake to update those disclosures.

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

The Partnership has obtained commitments of $61.8 million for ORM Timber Fund I, LP (the Fund), which includes Pope Resources’ commitment to invest $12.4 million of that capital. The Fund is now seeking suitable timberland investments. In accordance with EITF 04-5, Determining When General Partners are Required to Consolidate Limited Partners the Fund is presently expected to be consolidated into the Partnership’s financial statements since an indirect subsidiary of the Partnership (Olympic Resource Management LLC) will act as manager and general partner of the Fund. The limited partners’ interest in the Fund, excluding Pope Resources, is expected to be presented as minority interest in the Partnership’s balance sheet and, furthermore, the profit or loss allocated to the limited partners is expected to be presented as minority interest in the Partnership’s statement of operations.

Critical Accounting Policies and Estimates

Management believes its most critical accounting policies and estimates relate to management’s calculation of timber depletion and liabilities for matters such as environmental remediation, and potential asset impairments. In relation to liabilities, potential impairments and other estimated charges, it is management’s policy to conduct ongoing reviews of significant accounting policies and assumptions used in the preparation of the financial results of the Partnership. The assumptions used are tested against available and relevant information and reviewed with subject-matter experts for consistency and reliability. During the preparation of financial results, tests are conducted to ascertain that the net book carrying values of assets are not in excess of estimated future cash flows. These tests use current market information, if available, or other generally accepted valuation methods, such as future cash flows. When the use of estimates is necessary, an exact answer is unlikely, and therefore, the reporting within a range of likely outcomes is used in the preparation of the financial statements. Tests are also applied in order to be reasonably assured that liabilities are properly reflected on the records of the Partnership and that the notes to the financial statements are prepared in a fashion that informs readers of possible outcomes and risks associated with the conduct of business.

Depletion-Cost Pools: Depletion represents the cost of timber harvested and is charged to operations by applying a depletion rate to volume harvested during the period. The depletion rate is calculated in January each year by dividing the Partnership’s cost of merchantable timber by the volume of merchantable timber. Merchantable timber is defined as timber that is equal to or greater than 40 years of age.

To calculate the depletion rate, the Partnership combines all properties with similar characteristics and uses one depletion rate for all volume harvested from that timberland asset pool. Each timberland acquisition is evaluated for consistency with the already established timberland portfolio using the following five characteristics:

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

Depletion-Estimated Volume: Inventory volumes take into account the applicable state and federal regulatory limits on timber harvests as applied to the Partnership’s properties, including the Forests and Fish law that supplements Washington State’s forest practice regulations to provide for expanded riparian management zones, wildlife leave trees, and other harvest restrictions. Timber inventory volume is accounted for by the Partnership's standing timber inventory system, which utilizes annual statistical sampling of the timber (cruising) with annual adjustments made for estimated growth and the depletion of areas harvested.

The standing inventory system is subject to two processes each year to monitor accuracy. The first is the annual cruise process and the second is a comparison of (a) volume actually extracted by harvest, to (b) inventory for the corresponding stands of harvested timber in the standing inventory system at the time of the harvest. A “cruise” represents a physical measurement of timber on a specific set of acres. The cruise process is completed when the physical measurement totals are compared to the inventory in the standing inventory system. Only productive acres with timber that is at least 20 years old are selected to cruise. The Partnership cruised 20% of its productive acres with 20 year old or greater timber in both 2003 and 2004 and plans to cruise 20% in 2005 and 10% thereafter. Specific acres are first selected for cruising with a bias towards those acres that have gone the longest without a cruise and, second, with a bias towards those acres that have been growing the longest. As the cruise is being performed, only those trees with a breast-height diameter (approximately 4.5 feet from the ground) of at least 6 inches are measured for inclusion in the inventory.

Environmental remediation: The environmental remediation liability represents estimated payments to be made to remedy and monitor certain areas in and around the townsite and millsite of Port Gamble, Washington. Port Gamble is a historic town that was owned and operated by P&T, a related party, until 1985 when the townsite and other assets were spun off to the Partnership. P&T continued to operate the townsite until 1996 and leased the millsite at Port Gamble through January 2002, at which point P&T signed an agreement with the Partnership dividing the responsibility for environmental remediation of Port Gamble between the two parties.

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

Deferred tax assets: The Partnership has a United States subsidiary corporation that has $496,000 of deferred tax assets as of June 30, 2005. The majority of this balance represents net operating loss carryforwards resulting from the fourth quarter 2003 liquidation of our subsidiary in Canada. Management evaluates the likelihood of earning taxable income to absorb net operating loss carryforwards each reporting period to determine if deferred tax assets will more likely than not be utilized.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Interest Rate Risk

As of June 30, 2005, the Partnership had $34.1 million of fixed rate debt outstanding with a fair value of approximately $38 million based on the current interest rates for similar financial instruments. A change in the interest rate on fixed rate debt will affect the fair value of the debt, whereas a change in the interest rate on variable rate debt will affect interest expense and cash flows. A hypothetical 1% change in prevailing interest rates would change the fair value of the Partnership's fixed-rate long-term debt obligations by $1.7 million.

ITEM 4. CONTROLS AND PROCEDURES

The Partnership’s management maintains an adequate system of internal controls to promote the timely identification and reporting of material, relevant information. Those controls include (1) requiring executive management and all managers in accounting roles to sign and adhere to a Code of Conduct and (2) implementation of a confidential hotline for employees to contact the Audit Committee directly with financial reporting concerns. Additionally, the Partnership’s senior management team meets regularly to discuss significant transactions and events affecting the Partnership’s operations. The Partnership’s President & CEO and V.P. & CFO (“Executive Officers”) lead these meetings and consider whether topics discussed represent information that should be disclosed under generally accepted accounting principles and the rules of the SEC. The Board of Directors of the Partnership’s general partner includes an Audit Committee. The Audit Committee reviews the earnings release and all reports on Form 10-Q and 10-K prior to their filing. The Audit Committee is responsible for hiring the Partnership’s external auditors and meets with those auditors at least four times each year.

Our Executive Officers are responsible for establishing and maintaining disclosure controls and procedures. They have designed such controls to ensure that others make all material information known to them within the organization. Management regularly evaluates ways to improve internal controls.

As of the end of the period covered by this quarterly report on Form 10-Q our Executive Officers completed an evaluation of the disclosure controls and procedures and have determined them to be functioning properly and effectively. We have made no changes to internal controls over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

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

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2005.

POPE RESOURCES,
A Delaware Limited Partnership

By:	POPE MGP, Inc.
Managing General Partner

By: /s/ David L. Nunes
David L. Nunes
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Thomas M. Ringo
Thomas M. Ringo
Vice President and CFO
(Principal Accounting and Financial Officer)