Form 10-Q
period 2005-09-30
POPE RESOURCES LTD PARTNERSHIP
filed 2005-11-10
CIK 784011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    Form 10-Q


( X )     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 2005

                                       OR

(   )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of
    1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes_X_  No__

     Indicate by check mark whether the registrant is an accelerated filer (as defined in rule 12b-2 of the Securities and Exchange Act of 1934). Yes__ No_X_

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-2 of the Exchange Act Yes__ No_X_


     Partnership units outstanding at November 2, 2005: 4,646,371

                                 Pope Resources
                            Index to Form 10-Q Filing
                    For the Quarter Ended September 30, 2005

--------------------------------------------------------------------------------
Description                                                          Page Number
--------------------------------------------------------------------------------
Part I.  Financial Information
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Item 1 Financial Statements (unaudited)
--------------------------------------------------------------------------------
Condensed Consolidated Balance Sheets                                      4
--------------------------------------------------------------------------------
Condensed Consolidated Statements of Operations                            5
--------------------------------------------------------------------------------
Condensed Consolidated Statements of Cash Flows                            6
--------------------------------------------------------------------------------
Notes to Condensed Consolidated Financial Statements                       7
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Item 2.  Management's Discussion and Analysis of Financial
Condition and Results of Operations                                       12
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Item 3.  Quantitative and Qualitative Disclosures about Risk              31
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Item 4.  Controls and Procedures                                          32
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Part II. Other Information
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Item 1.  Legal Proceedings                                                32
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Item 2.  Unregistered Sales of Equity Securities and Use of
Proceeds                                                                  32
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Item 3.  Defaults Upon Senior Securities                                  32
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Item 4.  Submission of Matters to a Vote of Security Holders              32
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Item 5.  Other Information                                                33
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Item 6.  Exhibits                                                         33
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
Signatures                                                                34
--------------------------------------------------------------------------------

                        P A R T I - FINANCIAL INFORMATION

                                     ITEM 1


                              FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

Pope Resources
September 30, 2005 and December 31, 2004

(Thousands)
                                                            2005          2004
--------------------------------------------------------------------------------

Assets
Current assets:
  Cash and cash equivalents                              $   3,009     $    757
  Short-term investments                                    14,000            -
  Accounts receivable                                        2,481        1,120
  Land held for sale                                         3,450          152
  Current portion of contracts receivable                      633          606
  Prepaid expenses and other                                   607          194
                                                         ----------    ---------

  Total current assets                                      24,180        2,830
                                                         ----------    ---------

Properties and equipment at cost:
  Land held for development                                  6,904        9,074
  Land and land improvements                                15,565       15,760
  Roads and timber (net of accumulated
   depletion of $36,109 and $26,418)                        53,779       62,684
  Buildings and equipment (net of accumulated
   depreciation of $6,490 and $6,034)                        3,266        3,166
                                                         ----------    ---------

                                                            79,514       90,683
                                                         ----------    ---------

Other assets:
  Contracts receivable, net of current portion                 295          158
  Other                                                        183        1,198
                                                         ----------    ---------

                                                               478        1,355
                                                         ----------    ---------

Total assets                                             $ 104,172     $ 94,868
                                                         ==========    =========

Liabilities and Partners' Capital
Current liabilities:
  Accounts payable                                       $   1,219     $    597
  Accrued liabilities                                        1,566        1,492
  Environmental remediation                                     95          468
  Current portion of long-term debt                          1,602        1,602
  Minority interest                                            279           30
  Operating line of credit                                       -          759
  Deferred profit                                              223          918
  Other current liabilities                                     61           70
                                                         ----------    ---------

  Total current liabilities                                  5,045        5,935

Long-term debt, net of current portion                      32,308       34,164
Other long term liabilities                                    211          236

Partners' capital                                           66,608       54,532
                                                         ----------    ---------

Total liabilities and partners' capital                  $ 104,172     $ 94,868
                                                         ==========    =========

     See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Pope Resources
For the Three Months and Nine Months Ended September 30, 2005 and 2004


(Thousands, except per unit data)                   Three Months Ended       Nine Months Ended
                                                       September 30,           September 30,
                                                     2005       2004         2005         2004
                                                  ---------   ---------   ----------   ----------

Revenues                                          $ 15,312    $  8,051    $  48,099    $  31,671
Cost of timber and land sold                        (6,631)     (3,269)     (21,845)     (11,885)
Operating expenses                                  (3,038)     (1,892)      (8,042)      (5,624)
Environmental remediation                                -        (171)        (108)        (466)
General and administrative expenses                   (822)       (660)      (2,517)      (2,116)
                                                  ---------   ---------   ----------   ----------
Income from operations                               4,821       2,059       15,587       11,580
                                                  ---------   ---------   ----------   ----------

Other income (expense):
Interest expense                                      (710)       (739)      (2,154)      (2,314)
Interest income                                        124          41          217           90
                                                  ---------   ---------   ----------   ----------
                                                      (586)       (698)      (1,937)      (2,224)

Income before income taxes and minority interest     4,235       1,361       13,650        9,356

Income tax provision                                   (52)          -         (562)           -
                                                  ---------   ---------   ----------   ----------

Income before minority interest                      4,183       1,361       13,088        9,356

Minority interest                                      (46)          -         (275)           -
                                                  ---------   ---------   ----------   ----------

Net income                                        $  4,137    $  1,361    $  12,813    $   9,356
                                                  =========   =========   ==========   ==========


Allocable to general partners                     $     54    $     18    $     167    $     124
Allocable to limited partners                        4,083       1,343       12,645        9,232

Earnings per unit:
      Basic                                       $   0.90    $   0.30    $    2.79    $    2.07
                                                  =========   =========   ==========   ==========
      Diluted                                     $   0.87    $   0.30    $    2.70    $    2.04
                                                  =========   =========   ==========   ==========

Distributions declared per unit                       0.25        0.15         0.55         0.29
                                                  =========   =========   ==========   ==========

Weighted average units outstanding:
      Basic                                          4,621       4,522        4,593        4,520
                                                  =========   =========   ==========   ==========
      Diluted                                        4,773       4,608        4,742        4,588
                                                  =========   =========   ==========   ==========

     See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Pope Resources
Nine Months Ended September 30, 2005 and 2004


(Thousands)                                                 2005          2004
                                                          ---------    ---------
Cash flows provided by operating activities
Net income                                                $ 12,813     $  9,356
Add back (deduct) non-cash charges (credits):
  Deferred profit                                             (695)         539
  Deferred taxes                                               594            -
  Minority interest                                            275            -
  Unit based compensation                                       14            -
  Depletion                                                  9,662        3,706
  Timber depletion on land sale                                 28           34
  Depreciation and amortization                                482          507
  Cost of land sold                                            344           40
Change in working capital accounts:
  Accounts receivable                                       (1,361)        (287)
  Contracts receivable                                        (164)          76
  Note receivable from Port Ludlow sale                          -          817
  Land held for sale                                             -           25
  Other current assets                                         (15)         360
  Accounts payable                                             622          (45)
  Accrued liabilities                                           74            5
  Deposits                                                      (8)          90
  Environmental remediation                                   (373)         280
  Other long term liabilities                                  (25)           -
  Other                                                          1            8
                                                          ---------    ---------
Net cash flows provided by operating activities             22,268       15,511

Cash flows from investing activities:
  Timberland acquisition                                         -       (8,922)
  Capital expenditures                                      (2,624)      (3,561)
  Purchase of short-term investments                       (14,000)           -
                                                          ---------    ---------

    Net cash used in investing activities                  (16,624)     (12,483)
                                                          ---------    ---------

Cash flows from financing activities:
  Option exercises                                           1,790           49
  Repayment of operating line of credit                       (759)           -
  Minority interest distribution                               (27)         (60)
  Repayment of long-term debt                               (1,856)      (1,978)
  Unitholder distribution                                   (2,540)      (1,311)
                                                          ---------    ---------

    Net cash used in financing activities                   (3,392)      (3,300)
                                                          ---------    ---------

Net increase (decrease) in cash and cash equivalents         2,252         (272)
Cash and cash equivalents at beginning of year                 757       10,361
                                                          ---------    ---------

Cash and cash equivalents at end of the nine-month period $  3,009     $ 10,089
                                                          =========    =========

     See accompanying notes to condensed consolidated financial statements.

                                 POPE RESOURCES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               September 30, 2005

1. The condensed consolidated financial statements as of September 30, 2005 and December 31, 2004 and for the three months (quarter) and nine months (year-to-date) ended September 30, 2005 and September 30, 2004 have been prepared by Pope Resources, A Delaware Limited Partnership ("the Partnership") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The financial information for the quarters and nine month periods ended September 30, 2005 and 2004 is unaudited, but, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2004, is derived from the Partnership's audited consolidated financial statements and notes thereto for the year ended December 31, 2004, and should be read in conjunction with such financial statements. The results of operations for the quarter and nine month period ended September 30, 2005 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2005.

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


                                            Quarter Ended      Nine Months Ended
                                            September 30,        September 30,
                                            2005      2004       2005      2004
                                          --------------------------------------
     Weighted average units outstanding
      (in thousands):
       Basic                               4,621     4,522      4,593     4,520
       Dilutive effect of unit options       152        86        149        68
                                          --------------------------------------
       Diluted                             4,773     4,608      4,742     4,588
                                          ======================================


     Options to purchase 277,000 units at prices ranging from $9.30 to $37.73 per unit were outstanding as of September 30, 2005. For the computation of dilutive effect of unit options for the quarter ended September 30, 2005, options to purchase 927 units at prices ranging from $35.00 to $37.73 were not included in the calculation because the option exercise prices were greater than the average market prices of units during the period. Similarly, for the nine month period ended September 30, 2005, options to purchase 927 units at prices ranging from $35.00 to $37.73 were not included in the calculation because the option exercise prices were greater than the average market prices of units during the period.

     In the prior year, options to purchase 393,000 units at prices ranging from $9.30 to $27.88 per unit were outstanding as of September 30, 2004. For the computation of dilutive effect of unit options for the quarter ended September 30, 2004, 93,000 options to purchase units at prices ranging from $21.00 to $27.88 were not included in the calculation because the option exercise prices were greater than the average market prices of units during the period. Similarly, for the computation of dilutive effect of unit options for the nine-month period ended September 30, 2004, options to purchase 167,000 units at prices ranging from $18.50 to $27.88 were not included in the calculation because the option exercise prices were greater than the average market price during the period.

     The Partnership accounts for unit-based compensation in accordance with APB Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, compensation cost for unit options is measured as the excess, if any, of the fair value of the Partnership's units at the measurement date over the amount an employee must pay to acquire the unit.

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


                                         Quarter ended        Nine months ended
                                          September 30,         September 30,
(In thousands except per unit amounts)  2005       2004        2005       2004
                                      --------   --------   ---------   --------

Net income as reported                $ 4,137    $ 1,361    $ 12,813    $ 9,356

Compensation expense recognized            14          -          14          -

Subtract proforma compensation
 expense under SFAS 123                   (49)       (50)       (119)      (150)
                                      --------   --------   ---------   --------

Proforma net income under SFAS 123    $ 4,102    $ 1,311    $ 12,708    $ 9,206
                                      ========   ========   =========   ========

Earnings per unit as reported:
  Basic                               $  0.90    $  0.30    $   2.79    $  2.07
                                      ========   ========   =========   ========
  Diluted                             $  0.87    $  0.30    $   2.70    $  2.04
                                      ========   ========   =========   ========

Proforma earnings per unit:
  Basic                               $  0.89    $  0.29    $   2.77    $  2.04
                                      ========   ========   =========   ========
  Diluted                             $  0.86    $  0.28    $   2.68    $  2.01
                                      ========   ========   =========   ========


     The fair value of options was calculated using the Black-Scholes option-pricing model, with the following assumptions during the first nine months of 2005 and 2004:

                                            2005                       2004
                                       ---------------           ---------------
Expected life                              5 years                   5 years
Risk free interest rate                 4.00% - 4.49%             3.97% - 4.75%
Dividend yield                           1.2% - 1.7%               1.2% - 1.6%
Volatility                              25.0% - 27.5%             20.7% - 25.4%
Weighted average value                      $8.80                     $4.61


4. Supplemental disclosure of cash flow information: Interest paid amounted to approximately $729,000 and $760,000 for the quarters ended September 30, 2005 and 2004, respectively. For the nine months ended September 30, 2005 and 2004, interest paid amounted to $2,174,000 and $2,329,000, respectively. Income taxes paid amounted to approximately $36,000 and zero for the quarters ended September 30, 2005, and 2004, respectively. For the nine months ended September 30, 2005 and 2004 income taxes paid amounted to $32,000 and $4,000, respectively.

5. Revenue and operating income by segment for the quarters and nine month periods ended September 30, 2005 and 2004, are as follows:

                                                     Timberland
Three Months Ended                           Fee    Management &    Real
September 30 (Thousands)                    Timber   Consulting    Estate     Other  Consolidated
--------------------------------------    ---------  -----------  --------   ------- -------------
        2005
Revenue internal                          $ 12,349    $  1,667    $ 1,308    $    -    $ 15,324
Eliminations                                    (2)         (1)        (9)        -         (12)
                                          ---------   ---------   --------   -------   ---------
Revenue external                            12,347       1,666      1,299         -      15,312

Cost of sales                               (6,511)          -       (120)        -      (6,631)

Operating expenses internal                 (1,088)     (1,279)      (683)     (822)     (3,872)
Eliminations                                     6           6          -         -          12
                                          ---------   ---------   --------   -------   ---------
Operating expenses external                 (1,082)     (1,273)      (683)     (822)     (3,860)

Income (loss) from operations internal       4,750         388        505      (822)      4,821
Eliminations                                     4           5         (9)        -           -
                                          ---------   ---------   --------   -------   ---------
Income (loss) from operations external    $  4,754    $    393    $   496    $ (822)   $  4,821
                                          ---------   ---------   --------   -------   ---------

EBITDDA reconciliation:
Minority interest                                -           -          -       (46)        (46)
Depletion                                    2,701           -        (77)        -       2,624
Depreciation and amortization                   34          26         38        64         162
                                          ---------   ---------   --------   -------   ---------
EBITDDA                                   $  7,489    $    419    $   457    $ (804)   $  7,561
                                          =========  ==========   ========   =======   =========

        2004
Revenue internal                          $  7,230    $    592    $   368    $    -    $  8,190
Eliminations                                   (15)       (115)        (9)        -        (139)
                                          ---------   ---------   --------   -------   ---------
Revenue external                             7,215         477        359         -       8,051

Cost of sales                               (3,233)          -        (36)        -      (3,269)

Operating expenses internal                 (1,037)       (564)      (601)     (660)     (2,862)
Eliminations                                   113          24          2         -         139
                                          ---------   ---------   --------   -------   ---------
Operating expenses external                   (924)       (540)      (599)     (660)     (2,723)

Income (loss) from operations internal       2,960          28       (269)     (660)      2,059
Eliminations                                    98         (91)        (7)        -           -
                                          ---------   ---------   --------   -------   ---------
Income (loss) from operations external    $  3,058    $    (63)   $  (276)   $ (660)   $  2,059
                                          ---------   ---------   --------   -------   ---------

EBITDDA reconciliation:
Depletion                                      966           -          -         -         966
Depreciation and amortization                   31          22         30        91         174
                                          ---------   ---------   --------   -------   ---------
EBITDDA                                   $  4,055    $    (41)   $  (246)   $ (569)   $  3,199
                                          =========  ==========   ========   =======   =========

                                                     Timberland
Nine Months Ended                            Fee    Management &    Real
September 30 (Thousands)                    Timber   Consulting    Estate      Other   Consolidated
--------------------------------------    ---------  -----------  --------   --------- ------------
        2005
Revenue internal                          $ 39,232    $  5,127    $ 3,773    $      -   $  48,132
Eliminations                                    (2)         (4)       (27)          -         (33)
                                          ---------   ---------   --------   ---------  ----------
Revenue external                            39,230       5,123      3,746           -      48,099

Cost of sales                              (21,278)          -       (567)          -     (21,845)

Operating expenses internal                 (3,232)     (3,093)    (1,858)     (2,517)    (10,700)
Eliminations                                     6          25          2           -          33
                                          ---------   ---------   --------   ---------  ----------
Operating expenses external                 (3,226)     (3,068)    (1,856)     (2,517)    (10,667)

Income (loss) from operations internal      14,722       2,034      1,348      (2,517)     15,587
Eliminations                                     4          21        (25)          -           -
                                          ---------   ---------   --------   ---------  ----------
Income (loss) from operations external    $ 14,726    $  2,055    $ 1,323    $ (2,517)  $  15,587
                                          ---------   ---------   --------   ---------  ----------

EBITDDA reconciliation:
Minority interest                                -           -          -        (275)       (275)
Depletion                                    9,662           -         28           -       9,690
Depreciation and amortization                  102          74        108         198         482
                                          ---------   ---------   --------   ---------  ----------
EBITDDA                                   $ 24,490    $  2,129    $ 1,459    $ (2,594)  $  25,484
                                          =========  ==========   ========   =========  ==========

        2004
Revenue internal                          $ 28,040    $  1,323    $ 2,704    $      -   $  32,067
Eliminations                                   (45)       (324)       (27)          -        (396)
                                          ---------   ---------   --------   ---------  ----------
Revenue external                            27,995         999      2,677           -      31,671

Cost of sales                              (11,781)          -       (104)          -     (11,885)

Operating expenses internal                 (2,956)     (1,652)    (1,878)     (2,116)     (8,602)
Eliminations                                   303          87          6           -         396
                                          ---------   ---------   --------   ---------  ----------
Operating expenses external                 (2,653)     (1,565)    (1,872)     (2,116)     (8,206)

Income (loss) from operations internal      13,303        (329)       722      (2,116)     11,580
Eliminations                                   258        (237)       (21)         -            -
                                          ---------   ---------   --------   ---------  ----------
Income (loss) from operations external    $ 13,561    $   (566)   $   701    $ (2,116)  $  11,580
                                          ---------   ---------   --------   ---------  ----------

EBITDDA reconciliation:
Depletion                                    3,706           -         34           -       3,740
Depreciation and amortization                   92          66         80         269         507
                                          ---------   ---------   --------   ---------  ----------
EBITDDA                                   $ 17,359    $   (500)   $   815    $ (1,847)  $  15,827
                                          =========  ==========   ========   =========  ==========

ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains a number of projections and statements about our expected financial condition, operating results, and business plans and objectives. These statements reflect our management's estimates based on our current goals, in light of management's expectations about future developments. Statements about expectations and future performance are "forward looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Because these statements describe our goals, objectives and anticipated performance, they are inherently uncertain, and some or all of these statements may not come to pass. Accordingly, you should not interpret these statements as promises that we will perform at a given level or that we will take any or all of the actions we currently expect to take. Our future actions, as well as our actual performance, will vary from our current expectations, and under various circumstances these variations may be material and adverse. Some of the factors that may cause our actual operating results and financial condition to fall short of our expectations are set forth in the part of this report entitled "Risks and Uncertainties" below and other factors discussed in our annual report on Form 10-K for the fiscal year ended December 31, 2004. Other issues that may have an adverse and material impact on our business, operating results and financial condition include environmental and land use regulations that limit our ability to harvest timber and develop property and economic conditions that affect consumer demand for our products and the prices we receive for them, and other risks and uncertainties which are discussed in our other filings with the Securities and Exchange Commission. The forward-looking statements in this report reflect our estimates as of the date of the report, and we cannot undertake to update these statements as our business operations and environment change.

     This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included with this report.

                               EXECUTIVE OVERVIEW

     Pope Resources, A Delaware Limited Partnership ("we" or the "Partnership"), was organized in October 1985 as a result of a spin-off by Pope & Talbot, Inc. ("P&T"). The Partnership is engaged in three primary businesses. The first, and by far most significant, segment in terms of owned assets and operations is the Fee Timber segment. Operations in this segment consist of growing timber to be harvested as logs for sale to export and domestic manufacturers. The second most significant business in terms of total assets owned is the development and sale of real estate. Real Estate activities primarily take the form of securing permits and entitlements for unimproved land and then realizing that land's value by selling parcels to buyers who will take the land further up the value chain, either to home buyers, builders, or commercial property operators or lessors. Since these land projects span multiple years, the Real Estate segment may incur losses for multiple years until a major project is sold, which then results in operating income. Our third business is providing timberland-related services to third parties. These services may take the form of large-scale timberland management, forestry consulting, or acquisition or disposition services.

     Management's major opportunity and challenge is to profitably grow our revenue base. We have added over 44,000 acres to our timberland portfolio over the last five years. Our real estate challenges center around how and when to "harvest" a parcel of land and capture the optimum value by selling the property.

     Regarding our third-party timberland services, we entered into a management contract with Cascade Timberlands LLC in January 2005 to manage that company's 522,000 acres of timberland in Washington and Oregon. Additionally, now that we have closed the $61.8 million ORM Timber Fund I, LP we will seek to add to our timberland ownership, albeit indirectly, through Pope Resources' co-investment in the fund. Successful acquisitions by the fund will also result in additional management fees for the Timberland Management & Consulting segment.

                              RESULTS OF OPERATIONS

The following table reconciles and compares key revenue and cost elements that impact our net income for each of the three-month periods ended September 30, 2005 and September 30, 2004. In addition to the table's detailed numeric analysis, the explanatory text that follows the table describes many of these changes by business segment.

                         QUARTER TO QUARTER COMPARISONS
                               (Amounts in $000's)

                                                             Q3 2005 vs. Q3 2004

                                                                    Total

Net income:
  3rd Quarter 2005                                            $          4,137
  3rd Quarter 2004                                                       1,361
                                                             -------------------
     Variance                                                 $          2,776

Detail of earnings variance:
Fee Timber
  Log price realizations (A)                                  $            838
  Log volumes (B)                                                        4,188
  Production costs                                                      (1,630)
  Depletion                                                             (1,648)
  Other Fee Timber                                                         (52)
Timberland Management & Consulting
  Management fees                                                          176
  Other Timberland Management & Consulting                                 280
Real Estate
  Land sales                                                               829
  Environmental remediation                                                 63
  Other Real Estate                                                       (120)
General & administrative costs                                            (162)
Interest expense                                                            29
Other (taxes, minority interest, interest inc.)                            (15)
                                                             -------------------
Total change in earnings                                      $          2,776
                                                             ===================

(A) Price variance calculated by multiplying change in average price by prior period volume.
(B) Volume variance calculated by multiplying change in volume by current average price.

Fee Timber
----------

     Fee Timber revenue is earned primarily from the harvest and sale of logs from the Partnership's nearly 115,000 acres of fee timberland located in western Washington and, to a lesser extent, from the lease of cellular communication towers and the sale of gravel. Revenue from the sales of timberland tracts will also appear periodically in results for this segment. Our Fee Timber revenue is driven primarily by the volume of timber harvested, which we ordinarily express in terms of millions of board feet, or "MMBF", and by the average prices realized on log sales, which we express in dollars per thousand board feet, or "MBF".

     When discussing our Fee Timber operations, we compare current results to both the previous quarter and the corresponding quarter of the prior year. Both of these comparisons are made to help the reader gain an understanding of the trends in market price and harvest volumes that affect Fee Timber results of operations. Revenue and operating income for the Fee Timber segment for the quarters ended September 30, 2005, June 30, 2005 and September 30, 2004 are as follows:

--------------------------------------------------------------------------------
                                                      Total Fee
                                     Mineral, Cell     Timber        Operating
Quarter Ended:         Log Sales     Tower & Other     Revenue        Income
--------------------------------------------------------------------------------
September 30, 2005  $ 11.9 million  $ 0.4 million  $ 12.3 million  $ 4.8 million
June 30, 2005         12.9 million    0.3 million    13.2 million    4.9 million
September 30, 2004     6.8 million    0.4 million     7.2 million    3.1 million
--------------------------------------------------------------------------------

     The decrease in revenue and operating income for the current quarter relative to the second quarter of 2005 is attributable to an 8% decrease in volume harvested partially offset by a less than 1% increase in average price realized. Log volume sold for the quarter ended September 30, 2005 increased 54% from the quarter ended September 30, 2004 while average price realized increased 12%, which resulted in a substantial increase in revenue and operating income for the current quarter relative to the third quarter of 2004. This increase in both volume harvested and average price realized was offset by an increase in depletion rate from $73/MBF in 2004 to $131/MBF in 2005. The large increase in depletion rate is due to harvest activities from timberland acquired in late 2004 for which we have established a separate depletion pool with high per unit costs.

     Revenue and operating income for the Fee Timber segment for the nine months ended September 30, 2005, and 2004 are as follows:

--------------------------------------------------------------------------------

                                                      Total Fee
                                     Mineral, Cell     Timber        Operating
Nine Months Ended:     Log Sales     Tower & Other     Revenue         Income
--------------------------------------------------------------------------------
September 30, 2005 $ 38.1 million $ 1.1 million $ 39.2 million $ 14.7 million September 30, 2004 26.9 million 1.1 million 28.0 million 13.6 million
--------------------------------------------------------------------------------


     Harvest volume was up 29% during the first three quarters of 2005 from the corresponding period in 2004. This increase is due to a higher planned harvest in 2005 following two timberland acquisitions in 2004. In addition, average log prices were up $53 per MBF, representing a 10% increase over 2004's log prices for the corresponding period. These higher volumes and stronger prices explain the $11.2 million increase in revenue for the first three quarters of 2005 versus the corresponding period in 2004. Year-to-date 2005 operating income for the Fee Timber segment did not increase proportionate to revenue, going up $1.1 million, or 8%, compared to the same period in 2004 due to a $6.0 million increase in depletion expense. The increase in depletion expense results from the use of a separate depletion pool for the timberland acquired in the fourth quarter of 2004. The log harvest volume coming from this acquisition has a separate depletion pool because the timber inventory from this acquisition was almost completely merchantable. Incremental harvest cash flow attributable to this acquired timberland will serve to offset a large portion of the purchase price. As a result of harvesting volume from this acquisition, overall depletion expense for the first three quarters of 2005 increased $75 per MBF, representing a 104% increase on a per MBF basis over the same period in 2004. Harvest activities from this separate depletion pool are expected to continue into 2006. However, because management's practice has been to accelerate our timber harvest during the early months of the year where log market prices permit, readers should not assume that our nine-month revenues are indicative of results that would occur for the entire fiscal year or for the coming twelve-month period.

     The Partnership harvested the following log volumes from its timberlands for the quarters ended September 30, 2005, June 30, 2005, and September 30, 2004 and for the nine-month periods ended September 30, 2005 and 2004:


                                                     Quarter Ended
                                        30-Sept-05     30-June-05     30-Sept-04
                                        ----------     ----------     ----------
Log sale volumes (MBF):
   Export                                   1,046            978            530
   Domestic                                15,192         16,774          9,256
   Pulp                                     2,655          3,282          2,807
   Hardwoods                                1,649          1,329            716
                                        ----------     ----------     ----------
   Total                                   20,542         22,363         13,309
                                        ==========     ==========     ==========


                                                           Nine Months Ended
                                                       30-Sept-05     30-Sept-04
                                                       ----------     ----------
Log sale volumes (MBF):
   Export                                                  4,780          7,196
   Domestic                                               48,069         33,991
   Pulp                                                    8,590          8,226
   Hardwoods                                               4,466          1,803
                                                       ----------     ----------
   Total                                                  65,905         51,216
                                                       ==========     ==========


     Through September 30, 2005, we have harvested 83% of our targeted annual harvest (versus 85% for the corresponding period in the prior year). Inasmuch as our late-2004 timberland acquisition represented primarily a purchase of merchantable timber, our annual harvest in 2005 was targeted to increase to a projected level of 79 MMBF from 2004's annual level of 60 MMBF. We expect the total harvest for 2005 to end up closer to 74 or 75 MMBF.

     Export-grade log volume sold in the quarter ended September 30, 2005 was 5% versus 4% of volume sold for the quarter ended June 30, 2005. On a year-to-date basis, export-grade log volume sold declined to 7% in the first three quarters of 2005 versus 14% for the corresponding period in 2004. This decline is due to the strengthening U.S. dollar, which has made U.S.-sourced logs more expensive to the Japanese market combined with a harvest mix in 2004 that included a number of timber stands with high quality export timber. In addition, domestic sawmills are purchasing a higher proportion of high quality logs that historically flowed to export markets.

     We realized the following log prices from our fee timberlands for the quarters ended September 30, 2005, June 30, 2005 and September 30, 2004 and the nine-month periods ended September 30, 2005 and 2004:

                                                      Quarter Ended
Average price realizations (per MBF):   30-Sept-05     30-June-05     30-Sept-04
   Export                               $     665      $     662      $     694
   Domestic                                   631            646            591
   Pulp                                       211            205            226
   Hardwoods                                  643            557            564
   Overall                                    580            577            517


                                            Nine Months Ended
Average price realizations (per MBF):   30-Sept-05     30-Sept-04
   Export                               $     664      $     660
   Domestic                                   633            568
   Pulp                                       211            227
   Hardwoods                                  612            570
   Overall                                    579            526

     We sell our logs domestically to mills and internationally to log brokers that resell our logs to Japanese customers and, when export conditions allow, to the Korean and Chinese log markets. Prices paid by these log brokers are dependent upon the export market for logs but are generally purchased for a premium to prices paid by domestic customers. In the current quarter, export prices have increased modestly from the second quarter of 2005 and have decreased 4% from the corresponding period in 2004. The small decrease in price realized on export logs when comparing third quarter 2004 to the current quarter is attributed to the strengthening U.S. dollar against the Japanese yen, which makes U.S. products more expensive to the Japanese marketplace. On a year-to-date basis, the average export price has increased only modestly. Over the last several years, the export market for logs has become a much less significant consumer of supply, taking only the highest quality, most expensive logs into the export market.

     Domestic log prices for the quarter ended September 30, 2005 were 2% lower than the second quarter of 2005 and increased 7% from the comparable period in the prior year. The modest decline in domestic log prices realized in the current quarter compared to the second quarter of 2005 is indicative of a slight weakening in log markets experienced in the latter part of 2005. On the other hand, the increase in domestic log prices realized in the current quarter compared to 2004's third quarter is attributed to the continued strong domestic housing and repair and remodel markets. These logs are commanding a higher price as domestic mills have been producing at capacity to keep up with the strong demand for lumber. On a year-to-date basis, domestic log prices have increased 11% from the corresponding period in 2004. This increase is also attributed to the strong domestic housing market and strong overall domestic economic conditions.

     The average price realized per MBF on pulp logs was $211, $205, and $226, for the quarters ended September 30, 2005, June 30, 2005 and September 30, 2004, respectively. Pulp log prices have increased modestly from the second quarter of 2005 but remain below levels experienced in 2004 due to the strong domestic market for logs. The strong domestic market for logs results in an increase in harvest activities, which produces additional supply of pulp logs. As a result, local pulp log inventories have increased resulting in some downward pressure on price.

     The average price realized per MBF on hardwood sawlogs was $643, $557, and $564, for the quarters ended September 30, 2005, June 30, 2005 and September 30, 2004, respectively. The increase in price realized for hardwood logs during the quarter ended September 30, 2005 is due to an increase in the quality of hardwood logs harvested during the quarter. The units harvested in the third quarter of 2005 included several areas with a large component of high-quality alder stands resulting in higher prices relative to the second quarter of 2005 and the comparable period in 2004.

Cost of Sales

     Cost of sales for the Fee Timber segment consists of harvest costs and depletion expense. Harvest costs represent the direct cost incurred to convert trees into logs and deliver those logs to their point of sale. Depletion expense represents the cost of acquiring or growing the timber harvested and is calculated using a depletion rate developed from an accumulation of the cost of the timber and capitalized road cost, divided by the estimated volume of merchantable timber available for harvest. The depletion rate is then applied to the volume harvested to calculate depletion expense. Fee Timber cost of sales for the quarters ended September 30, 2005, June 30, 2005, and September 30, 2004, respectively, were:

--------------------------------------------------------------------

                     Harvest and       Depletion
Quarter Ended:        Haul Costs        Expense           Total
--------------------------------------------------------------------
September 30, 2005  $ 3.8 million    $ 2.7 million    $ 6.5 million
June 30, 2005         4.1 million      3.1 million      7.2 million
September 30, 2004    2.2 million      1.0 million      3.2 million
--------------------------------------------------------------------
--------------------------------------------------------------------

                     Harvest and       Depletion
                      Haul Costs        Expense
Quarter Ended:         per MBF          per MBF           Total
--------------------------------------------------------------------
September 30, 2005  $    186         $    131         $    317
June 30, 2005            184              140              324
September 30, 2004       171               72              243
--------------------------------------------------------------------

     Cost of sales have decreased in the third quarter of 2005 relative to second quarter of 2005 due to the following combination of factors: a decrease in overall volume harvested; a decrease in specific volume harvested from the separate depletion pool created following a fourth quarter 2004 timberland acquisition; and an increase in harvest and haul cost per MBF harvested. The first two of these factors contribute to a reduction in comparative costs while the third partially offsets this decrease.

     When compared to the third quarter of 2004, cost of sales for the current quarter has increased due to (a) an increase in overall harvest volume and (b) an increase in depletion rate applied to volume harvested from the separate depletion pool and (c) an increase in harvest and haul costs per MBF. Harvest costs vary based upon the physical site characteristics of the specific acres harvested during the period. For example, difficult-to-access sites or those located on steep hillsides are more expensive to harvest. Furthermore, haul costs vary based upon the distance between the harvest area and the mill customer's location. For the quarter ended September 30, 2005, harvest and haul costs per MBF have increased relative to the second quarter of 2005 and the corresponding period in the prior year. The increase is due to higher fuel costs and a 2005 harvest schedule that includes a higher-than-usual proportion of high quality cedar that was hauled longer distances to take advantage of higher prices offered by more distant customers.

Fee Timber cost of sales for the nine months ended September 30, 2005 and 2004 were as follows:

---------------------------------------------------------------------

                      Harvest and
Nine Months Ended:    Haul Costs       Depletion           Total
---------------------------------------------------------------------
September 30, 2005  $ 11.6 million   $ 9.7 million    $ 21.3 million
September 30, 2004     8.1 million     3.7 million      11.8 million
---------------------------------------------------------------------
---------------------------------------------------------------------

                      Harvest and      Depletion
                       Haul Costs       Expense
Nine Months Ended:      per MBF         per MBF            Total
---------------------------------------------------------------------
September 30, 2005  $      176       $    147         $     323
September 30, 2004         158             72               230
---------------------------------------------------------------------

     On a year-to-date basis, cost of sales have increased relative to 2004 due to the increase in harvest volume, an increase in depletion rate due to volume harvested from the separate depletion pool, and the increase in fuel costs which have increased the operating costs of the contractors we hire to harvest timber. We expect harvest and haul costs on a per MBF basis to remain above levels experienced in prior years as long as fuel costs remain high.

     A depletion rate is applied to all volume harvested based upon the historical cost of the timber. We are using two separate depletion rates in 2005, one for volume harvested from those timberlands we acquired in the fourth quarter of 2004 (the "Quilcene Timberlands"), and one for volume harvested from all other owned timberlands. Since the Quilcene Timberlands were recently acquired, the cost of the timber is high relative to the cost basis of our existing timber. The increase in depletion expense experienced in 2005 stemmed from harvest activity on the Quilcene Timberlands for which we created a separate depletion pool. We created this separate depletion pool because the timber inventory from this acquisition was almost completely merchantable. We expect to harvest a total of approximately 74 to 75 MMBF in 2005, of which 18 MMBF is expected to come from this separate depletion pool. The depletion cost resulting from log harvests on this acquired timberland will approximate the net stumpage value (delivered log price less harvesting and transportation cost) realized on the sale of this particular timber. As such, the incremental harvest from this acquired property will result in a negligible net income impact while nonetheless generating significant operating cash flow and EBITDDA.

     Depletion expense for the quarters ended September 30, 2005, June 30, 2005, and September 30, 2004 was calculated as follows:

                                          Three months ended September 30, 2005
                                           Pooled       Separate        Total
                                        ----------------------------------------
Volume harvested (MBF)                       16,832         3,710        20,542
Rate/MBF                                $        75   $       387   $       131
                                        ----------------------------------------
Depletion expense                       $ 1,267,000   $ 1,434,000   $ 2,701,000
                                        ========================================

                                             Three months ended June 30, 2005
                                           Pooled       Separate        Total
                                        ----------------------------------------
Volume harvested (MBF)                       17,284         5,079        22,363
Rate/MBF                                $        72   $       370   $       140
                                        ----------------------------------------
Depletion expense                       $ 1,246,000   $ 1,879,000   $ 3,125,000
                                        ========================================

    Three months ended September 30, 2004
                                           Pooled         Total
                                        --------------------------
Volume harvested (MBF)                       13,309        13,309
Rate/MBF                                $        72   $        72
                                        --------------------------
Depletion expense                       $   958,000   $   958,000
                                        ==========================

     The calculations outlined above point out the significant role that the separate depletion pool for timber acquired in late-2004 plays in defining the aggregate rate for each period described above. As relative harvest volume from the separate depletion pool declined in the third quarter of 2005 relative to the second quarter of 2005 the average depletion rate declined to $131 per MBF from $140 per MBF in the second quarter. The depletion rate applied to volume harvested from the Quilcene acquisition increased in the third quarter of 2005 to $387 per MBF from $370 per MBF in the second quarter of 2005. The table below details the calculation of depletion expense on a year-to-date basis and shows the increase in average depletion rate from $72 per MBF for the first three quarters of 2004 to $147 per MBF for the corresponding period in 2005.


                                          Nine months ended September 30, 2005
                                           Pooled       Separate        Total
                                        ----------------------------------------
Volume harvested (MBF)                       49,797        16,108        65,905
Rate/MBF                                $        73   $       374   $       147
                                        ----------------------------------------
Depletion expense                       $ 3,642,000   $ 6,020,000   $ 9,662,000
                                        ========================================

                                     Nine months ended September 30, 2004-Pooled
                                     -------------------------------------------
Volume harvested (MBF)                                                   51,216
Rate/MBF                                                            $        72
                                                                    ------------
Depletion expense                                                   $ 3,706,000
                                                                    ============

Operating Expenses

     Fee Timber operating expenses for the quarters ended September 30, 2005, June 30, 2005, and September 30, 2004 were $1.1 million, $1.1 million, and $924,000, respectively. Operating expenses are consistent between the current quarter and the quarter ended June 30, 2005, and have increased 17% from the third quarter of the prior year. Similarly, operating expenses on a year-to-date basis have increased to $3.2 million at September 30, 2005 from $2.7 million at September 30, 2004. These increases are primarily due to an increase in road maintenance costs. Road maintenance costs have increased in 2005, due to the cost of building temporary roads resulting from the increase in harvest volume combined with the cost of complying with new Washington State regulations surrounding road maintenance and abandonment plans. Additionally, the 2005 harvest schedule includes a higher-than-usual proportion of harvest units characterized by either steep slopes or requiring more expensive roads to be built to access the timber.


Timberland Management & Consulting
----------------------------------

     Revenue and operating income/(loss) for the Timberland Management & Consulting segment for the quarters and nine months ended September 30, 2005 and 2004 were as follows:

--------------------------------------------------------------------------------

Quarter Ended:                           Revenue         Operating Income/(Loss)
--------------------------------------------------------------------------------
September 30, 2005                    $ 1.7 million      $      0.4  million
September 30, 2004                      0.5 million            (0.1) million
--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

Nine Months Ended:                       Revenue         Operating Income/(Loss)
--------------------------------------------------------------------------------
September 30, 2005                    $ 5.1 million      $      2.1  million
September 30, 2004                      1.0 million            (0.6) million
--------------------------------------------------------------------------------

     Revenue and operating income for the quarter ended September 30, 2005 were $1.2 million and $456,000 higher, respectively, than those amounts for the corresponding period in 2004. On a year-to-date basis, revenue and operating income were $4.1 million and $2.7 million higher, respectively, than those amounts for the corresponding period in 2004. The increase in revenue and operating income is primarily due to timberland management and consulting services provided to Cascade Timberlands LLC. Cascade Timberlands LLC is a new Timberland Management & Consulting client that owns 522,000 acres of timberland located in Washington and Oregon. Olympic Resource Management LLC, a subsidiary of the Partnership, began providing timberland management and other timberland consulting services to this client in January 2005. Revenue generated in 2004 consists of fees earned while providing advisory services to the parties that eventually became the owners of Cascade Timberlands LLC and consulting fees generated through providing miscellaneous consulting and management services to a variety of timberland owners.

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

Operating Expenses

     Timberland Management & Consulting operating expenses for the quarters ended September 30, 2005 and 2004 were $1.3 million and $540,000, respectively. On a year-to-date basis, operating expenses were $3.1 million and $1.6 million for the nine-month periods ended September 30, 2005 and 2004, respectively. The increase in operating expenses is primarily attributable to the opening of two new field office locations in Sedro-Woolley, Washington and Bend, Oregon and the additional staffing necessary to provide services under the timberland management agreement with Cascade Timberlands LLC. Expenses associated with pre-operating and start-up of the aforementioned private equity timber fund were $184,000 during the current quarter and $247,000 for the first nine months of 2005. These expenses are included in Timberland Management & Consulting operating expenses.

Real Estate
-----------

     The Partnership's Real Estate segment consists primarily of residential and commercial property rents and revenue from the sale of land that is expected to be used for something other than growing and harvesting timber. The Partnership's real estate holdings are located in Pierce, Kitsap, and Jefferson Counties in Washington State.

     Revenue and operating income (loss) for the Real Estate segment for the quarters and nine months ended September 30, 2005 and 2004 were as follows:

--------------------------------------------------------------------------------
Quarter Ended:                            Revenue        Operating Income/(Loss)
--------------------------------------------------------------------------------
September 30, 2005                    $ 1.3 million      $      0.5  million
September 30, 2004                      0.4 million            (0.3) million
--------------------------------------------------------------------------------

--------------------------------------------------------------------------------
Nine Months Ended:                        Revenue            Operating Income
--------------------------------------------------------------------------------
September 30, 2005                    $ 3.7 million      $      1.3  million
September 30, 2004                      2.7 million             0.7  million
--------------------------------------------------------------------------------

     Revenue in the Real Estate segment is generated through the sale of raw land and rural residential lots. Raw land sales are generally made for something other than residential or commercial use and are normally completed with very little capital investment prior to sale. Rural residential lot sales are made to developers or individuals where the lot is expected to be used for a residential dwelling with a general requirement to undertake some capital improvements such as zoning, road building, or utility access improvements prior to completing the sale.

     Real Estate segment revenue for the quarters and nine months ended September 30, 2005 and 2004 consist of the following:

Description                                     Revenue     Acres  Revenue/acres
-----------                                   ------------ ------  -------------
For the three months ended September 30, 2005:
Raw land                                       $  890,000    390    $    2,282
Rural residential                                 160,000     83         1,928
Rental revenue                                    247,000     NA            NA
Other                                               2,000     NA            NA
                                              ------------ ------  -------------
                                              $ 1,299,000    473    $    2,220
                                              ============ ======  =============

For the three months ended September 30, 2004:
Raw land                                      $         -           $        -
Rural residential                                 130,000     54         2,412
Rental revenue                                    215,000     NA            NA
Other                                              14,000     NA            NA
                                              ------------ ------  -------------
                                              $   359,000     54    $     2,412
                                              ============ ======  =============


For the nine months ended September 30, 2005:
Raw land                                      $   890,000    390    $    2,282
Rural residential                               2,134,000    373         5,714
Rental revenue                                    680,000     NA            NA
Other                                              42,000     NA            NA
                                              ------------ ------  -------------
                                              $ 3,746,000    763    $    3,961
                                              ============ ======  =============

For the nine months ended September 30, 2004:
Raw land                                      $ 1,871,000    426    $    4,392
Rural residential                                 129,000     54         2,393
Rental revenue                                    657,000     NA            NA
Other                                              20,000     NA            NA
                                              ------------ ------  -------------
                                              $ 2,677,000    480    $    4,168
                                              ============ ======  =============


     At our development property in Gig Harbor, Washington, Costco Wholesale Corporation, Northwest Capital Investors ("NCI"), and a subsidiary of the Partnership, Olympic Property Group ("OPG") submitted detailed applications with the City of Gig Harbor for a 25-acre retail shopping center on OPG's Harbor Hill project. The applications submitted to the City of Gig Harbor are for site plan review and a binding site plan for a proposed Costco store and over five acres of additional multi-tenant retail space. We expect our first closing on this property during the first half of 2006 to Costco Wholesale Corporation for 17 acres of the 320-acre site.

     The Partnership's rural residential lot program produces lots from 5 to 80 acres in size, based on underlying zoning densities. This type of program entails an entitlement effort typically consisting of simple lot segregations and boundary line adjustments. Development activities include minor road building, surveying, and the extension of utilities. We anticipate selling approximately 250 acres annually in the rural residential lot program. This year we will exceed that target, in part because a very strong market interest in rural lots has accelerated sales timing.

     A 263-acre planned development in the City of Bremerton, Washington ("Bremerton West Hills") includes 60 acres of industrial and 203 acres of residential uses. We have actively marketed the residential portion of this property during the second and third quarters of 2005 resulting in a number of bids. We are currently under contract to sell this property and anticipate a closing by the end of 2006.


Cost of Sales

     Real Estate cost of sales for the quarters ended September 30, 2005 and 2004 were $120,000 and $36,000, respectively. For the nine months ended September 30, 2005 and 2004 cost of sales were $567,000 and $104,000, respectively. Cost of sales during 2005 resulted from the aforementioned raw land and rural residential lot sales. Cost of sales in 2004 represents primarily the cost basis on the 426-acre park sale to Kitsap County and other land sales. The park property sold in this transaction was raw acreage.

Operating Expenses

     Real Estate operating expenses for the quarters ended September 30, 2005 and 2004 were $683,000 and $599,000, respectively. For both of the nine-month periods ended September 30, 2005 and 2004, operating expenses were $1.9 million. Year-to-date Real Estate operating expenses in 2005 include an environmental remediation charge of $108,000 while operating expenses for the same period in 2004 include environmental remediation charges of $466,000. Operating expenses less environmental remediation charges, discussed in more detail below, increased $84,000 and $374,000 on a quarter and year-to-date basis, respectively, compared to the corresponding periods in 2004. Higher operating expenses in the Real Estate segment are due to an increase in personnel costs as activities surrounding our development properties have increased over the last year due to increased market activity for developable land. This trend is expected to continue for the remainder of 2005 and 2006.

Environmental Remediation

     The Partnership has accrued liabilities for environmental cleanup of $101,000 and $474,000 as of September 30, 2005 and December 31, 2004,
respectively. The environmental liability at September 30, 2005 includes $95,000 that the Partnership expects to expend in the next 12 months and $6,000 thereafter. The accrual represents estimated environmental remediation costs in and around the townsite and millsite of Port Gamble, Washington. Current activities at the site include monitoring to determine if prior clean up activities were effective. Activity in the environmental remediation liability is detailed as follows:

                                   Balances at the                  Expenditures   Balances at
                                  Beginning of the    Additions to       for        the End of
                                       Period            Accrual     Remediation    the Period
                                  -----------------------------------------------  ------------
Year Ended December 31, 2000        $   120,000       $ 1,956,000   $   206,000    $ 1,870,000
Year Ended December 31, 2001          1,870,000                 -       461,000      1,409,000
Year Ended December 31, 2002          1,409,000           730,000     1,510,000        629,000
Year Ended December 31, 2003            629,000                 -       337,000        292,000
Year Ended December 31, 2004            292,000           466,000       284,000        474,000
Quarter ended March 31, 2005            474,000                 -       319,000        155,000
Quarter ended June 30, 2005             155,000           108,000       151,000        112,000
Quarter ended September 30, 2005        112,000                          11,000        101,000

General and Administrative (G&A)
--------------------------------

     General and administrative expenses for the quarters ended September 30, 2005 and 2004 were $822,000 and $660,000, respectively. For the nine months ended September 30, 2005 and 2004, general and administrative expenses were $2.5 million and $2.1 million, respectively. The increase in general and administrative expenses experienced in 2005 is due to additional oversight of the Cascade Timberland management contract and an increase in compensation cost following strong financial performance in 2004 and 2005. In addition, we expect to end 2005 with an increase in audit, professional services, and personnel costs as we begin to implement the new requirements of the internal control assessment and reporting requirements mandated by the Sarbanes Oxley Act of 2002 that will be required with our Form 10-K for the year ended December 31, 2005.

Interest Income and Expense
---------------------------

     Interest income for the quarter ended September 30, 2005 increased $83,000 to $124,000 from $41,000 for the corresponding period of 2004. For the nine-month period ended September 30, 2005 interest income increased $127,000 to $217,000 from $90,000 for the corresponding period ended September 30, 2004. The increase in interest income is due to higher cash and short-term investments balances. In January 2004 our then-available cash balance was used to complete a timberland acquisition such that very little interest income accrued for the next nine months. Our combined cash and short-term investments balance in 2005 has grown from $757,000 at December 31, 2004 to $17.0 million at September 30, 2005.

     Interest expense for the three-month periods ended September 30, 2005 and 2004 was $710,000 and $739,000, respectively. Interest expense for the nine-month period totaled $2.2 million for 2005 and $2.3 million for the corresponding period in 2004. The Partnership's debt consists primarily of mortgage debt with a fixed interest rate. The decrease in interest expense is the result of our annual $1.5 million principal payment on a timberland mortgage made at the end of each first quarter.

Income Tax
----------

     Pope Resources is a limited partnership and is, therefore, not subject to corporate income tax. Taxable income/loss is reported to unitholders each year on a Form K-1 for inclusion in each unitholder's tax return. Pope Resources does have corporate subsidiaries, however, that are subject to income tax.

     For the quarter ended September 30, 2005 the Partnership recorded $52,000 of income tax expense relating to the Partnership's taxable subsidiaries, as compared to no tax expense for the corresponding period in 2004. On a year-to-date basis, the Partnership has recorded a provision for income taxes of $562,000, as compared to no tax expense for the corresponding period of 2004. The increase in tax expense is due to improved results in our Timberland Management & Consulting segment.

Minority Interest
-----------------

     Minority interest represents that share of income earned from the Investor Portfolio Management Business (IPMB) attributable to Pope MGP, Inc., the Managing General Partner of the Partnership. The amendment to the Limited Partnership Agreement authorizing the Partnership to pursue the IPMB further specifies that income from the IPMB will be split using a sliding scale allocation method beginning at 80% to the Partnership's wholly-owned subsidiary, ORM, Inc., and 20% to Pope MGP, Inc. The sliding scale allocation method evenly divides IPMB income between ORM, Inc. and Pope MGP, Inc. once such income reaches $7,000,000 in a given fiscal year.

     Current activities of the IPMB are contained in the Timberland Management & Consulting segment, which includes timberland consulting, management, and expenses associate with the launch of a private equity timber fund. Minority interest allocation of income increased from zero for the third quarter of 2004 to $46,000 in the third quarter of 2005 and, on a year-to-date basis, from zero in 2004 to $275,000 in 2005. The increase in minority interest allocation is due to improved Timberland Management & Consulting results related to the Cascade Timberlands LLC management agreement.

Analysis of Operating Income
----------------------------

     The following table sets forth expenses as a percentage of revenue for the quarters ended September 30, 2005 and 2004 and for the nine-month period ended September 30, 2005 and 2004:

                                            Quarter ended      Nine months ended
                                             September 30,        September 30,
                                           -------------------------------------
                                            2005       2004      2005       2004
                                           -------------------------------------
     Revenues                               100%       100%      100%       100%
     Cost of sales                           43         42        45         37
     Operating expenses                      20         25        17         19
     General and administrative expenses      5          8         5          7
                                           -------------------------------------
     Operating income                        32%        25%       33%        37%
                                           =====================================


     Cost of sales includes the cost of purchasing and producing tangible goods for sale. In addition to depletion associated with timber production levels, cost of sales for the Partnership will fluctuate due to the mix of revenue between the sale of tangible goods and revenue generated from providing services. Cost of sales as a percentage of revenue increased 1 percentage points from 42% in the third quarter of 2004 to 43% for the third quarter of 2005 and increased 8 percentage points on a year-to-date basis, compared to the comparable periods in the prior year. The increase in cost of sales as a percentage of revenue is primarily attributable to the increase in depletion expense resulting from timber harvested from the Partnership's separate depletion pool, which carries a higher depletion rate, offset somewhat by the increase in revenue generated by the Timberland Management & Consulting segment which does not have related cost of sales.

     Operating expenses consist of salary and other costs directly attributable to revenue-generating activity. As a percentage of revenue, operating expenses decreased for the quarter and year-to-date period ended September 30, 2005 by 5 and 2 percentage points, respectively, when compared to the period counterparts in 2004. The decrease in operating expenses as a percentage of revenue is principally due to an increase in Fee Timber revenue and a decrease in environmental remediation charge.

     General and administrative expenses as a percentage of revenue for the quarter ended September 30, 2005 decreased by 3 percentage points to 5% from the corresponding period in 2004 and decreased 2% for the nine month period from prior year. On a raw dollar basis, general and administrative expenses increased $162,000 from last year's third quarter and $401,000 on a year-to-date basis, but declined as a percent of revenue because revenue increased at a much greater rate between periods.

Liquidity and Capital Resources
-------------------------------

     We ordinarily finance our business activities using funds from operations and, where appropriate in management's assessment, bank lines of credit. Funds generated internally from operations and externally through financing are expected to provide the required resources for the Partnership's future capital expenditures. The Partnership's debt-to-total-capitalization ratio as measured by the book value of equity was 34% at September 30, 2005 versus 40% as of June 30, 2005. Management considers capital resources to be adequate for its current plans and does not have specific plans that would trigger a significant change in its debt-to-total-capitalization ratio over the next 12 months. The Partnership's debt consists primarily of a timberland mortgage with a fixed amortization schedule and loan term which include a prepayment penalty. In view of a cash and short-term investment balance of approximately $17 million at September 30, 2005, we have elected not to renew a $10.0 million line of credit which expired on October 31, 2005. We will continue to monitor and forecast our expected cash requirements and re-establish a line of credit if need for the additional liquidity should arise.

     On August 1, 2005 we announced the closing of ORM Timber Fund I, LP (the "Fund") with a committed equity balance of $61.8 million, of which Pope Resources has committed to invest $12.4 million. Now that the Fund is fully subscribed we are actively searching for suitable timber properties for the Fund to acquire. Pope Resources and the other limited partners in the Fund are required to contribute committed capital as properties are purchased by the Fund.

     Over the remaining three months of 2005, management plans to harvest approximately 9 MMBF of timber for a total fiscal 2005 harvest of 74 to 75 MMBF. Since harvest plans are based on demand and pricing, actual harvesting may vary subject to management's ongoing review. The annual harvest target for 2006 is expected to be approximately 58 MMBF as we complete harvest activities on timberland acquisitions completed in 2003 and 2004. For 2007 and beyond, absent new acquisitions or major dispositions, we expect an annual harvest level of approximately 53 MMBF. The planned decrease in harvest volume in 2006 relative to 2005 will result in a decline in Fee Timber revenue. We expect this decline to be offset on a consolidated basis through planned Real Estate sales, particularly on the Gig Harbor and Bremerton West Hills projects.

     In the nine months ended September 30, 2005, overall cash and cash equivalents increased $2.3 million versus a decrease of $272,000 for the corresponding period in the prior year. Cash generated by operating activities increased to $22.3 million for the first nine months of 2005 from $15.5 million for the corresponding period in 2004. The increase in cash generated by operating activities primarily results from the increase in timber harvested offset by both an increase in accounts receivable of $1.4 million and $817,000 collected in 2004 on a note receivable.

     Cash used for investing activities increased to $16.6 million for the first nine months of 2005 from $12.5 million for the comparable period in 2004. Year-to-date investing activities in 2005 consist of the purchase of $14 million of auction rate securities and $2.6 million of capital expenditures. Capital expenditures year-to-date in 2005 consist of the following: $701,000 of capitalized development costs at the Gig Harbor site, $557,000 of capitalized development costs on the Partnership's other development properties; $810,000 of reforestation and road building costs on the owned timberlands; $239,000 of capital improvements at the Port Gamble townsite; and $316,000 of other miscellaneous capital expenditures. Cash used in investing activities for the first nine months in 2004 totaled $12.5 million and included the following capital expenditures: $8.9 million for timberland acquisitions; $1.3 million deposit on the Quilcene timberland acquisition; $1.1 million in capitalized costs for the Gig Harbor project; $443,000 of reforestation expenditures; $415,000 of capital improvements to buildings and a small land purchase at the Port Gamble townsite; and $326,000 in other capital improvements.

     Cash used in financing activities increased $78,000 to $3.4 million for the first nine months of 2005 from $3.3 million for the corresponding period in 2004. Cash used for financing activities year-to-date in 2005 consists of $1.9 million of payments on long-term debt, $759,000 of payments on the line of credit, three unitholder distributions totaling $2.5 million and $27,000 in minority interest distributions, offset by $1.8 million received from the exercise of unit options. Cash used in financing activities for the first nine months in 2004 included mortgage and local improvement district principal payments of $2.0 million, three unitholder distributions totaling $1.3 million and a minority interest payment of $60,000.

Seasonality
-----------

     Fee Timber. The Partnership owns 115,000 acres of timberland in Washington State. Our timber acreage is concentrated in two non-contiguous tree farms: the 71,000-acre Hood Canal tree farm located in Kitsap, Jefferson, and Mason Counties on the eastern side of Washington's Olympic Peninsula, and the 44,000-acre Columbia tree farm located in Cowlitz, Clark, Lewis, Skamania, and Pierce counties on the western side of Washington's Cascade mountain range.

     The Hood Canal tree farm is concentrated at low elevations, which permits us to harvest trees year-round. Generally, we concentrate our harvests from this tree farm in the winter and spring when supply, and thus competition, is typically lower and, accordingly, when we can expect to receive higher prices. With the acquisition of the Columbia tree farm in 2001, management expected a decrease in the seasonality of Fee Timber operations as the Columbia tree farm is at higher elevations where harvest activities are generally possible only in the late spring and summer months. In practice, over the last two years our harvest has tended to be more front-loaded, as log prices have been relatively strong in the first half of the year and winter weather has been relatively benign, enabling management to front-load the harvest plan. In future periods, management expects quarterly harvest volume to be affected by both local market conditions for logs and weather conditions.

     Timberland Management & Consulting. Timberland Management & Consulting operations are not significantly seasonal.

     Real Estate. While Real Estate results are not expected to be seasonal, the nature of the activities in this segment will likely result in periodic large transactions that will have significant positive impacts on both revenue and operating income of the Partnership in periods in which these transactions close, and relatively limited revenue and income in other periods. While the "lumpiness" of these results is not primarily a function of seasonal weather patterns, we do expect to see some seasonal fluctuations in this segment because of the general effects of weather on Pacific Northwest development activities.

Capital Expenditures and Commitments
------------------------------------

     Total capital expenditures in 2005 are currently expected to be approximately $7.5 million, of which $2.6 million has been expended through September 30, 2005. The expected 2005 total capital expenditures of $7.5 million include $4.6 million related to the Real Estate project at Gig Harbor, Washington for roads, a community water tank, and water and sewer connections to the property. The actual pace of the Gig Harbor expenditures will depend on how quickly we are able get approval from the City of Gig Harbor on our planned infrastructure improvements at the site. The Partnership expects that the source of capital for these expenditures will be primarily funds generated internally through operations with external financing supplementing as required.

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

Fee Timber

     Fee Timber revenue is generated primarily through the sale of softwood logs to both domestic mills and third-party intermediaries that resell to the export market. The domestic market for logs in the Puget Sound region of Washington State has been impacted by imported lumber from Canada and decreased demand for lumber as engineered wood products have gained market acceptance in the U.S. These factors have had the effect of concentrating mill ownership with larger mill operators and decreasing the number of mills operating in the Puget Sound region. If this trend continues, decreases in local demand for logs may decrease our profitability. Over the last few years the Partnership has seen the price of logs erode in the Japanese market as competing logs and lumber from regions outside of the U.S. and engineered wood products have gradually gained market acceptance. These export markets for Pacific Northwest logs are significantly affected by fluctuations in U.S. and Japanese economies, as well as by the foreign currency exchange rate between the Japanese yen and the U.S. dollar.

     Our ability to grow and harvest timber can be significantly impacted by legislation, regulations or court rulings that restrict or stop forest practices. Restrictions on logging, planting, road building, fertilizing, managing competing vegetation and other activities can significantly increase the cost or reduce available inventory thereby reducing income.

Timberland Management & Consulting

The Timberland Management & Consulting segment is currently operating with one major timberland management client. Management is working to expand our fee-for-service business by the launch of our timber fund, also a component of our Timberland Management & Consulting segment. Unlike other components of our business, which relate solely or primarily to real estate and timber operations, this line of business carries risks relating to the offer and sale of securities, and to the management of investment operations, including potential liability to investors if we are determined to have made material misstatements or omissions to those investors, potential accusations that we have breached fiduciary duties to other limited partners, and similar types of investor action. Moreover, litigation of shareholder-related matters can be expensive and time consuming, and if brought, would likely distract management from their focus on ordinary operating activities.

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

ACCOUNTING MATTERS

     Accounting Standards Not Yet Implemented

     In December 2004, the FASB released its revised standard, SFAS No. 123R (SFAS 123R), Share-Based Payment. SFAS 123R requires that a public entity measure the cost of equity-based service awards based on the grant-date fair value of the award. That cost will be recognized over the period during which an employee is required to provide service in exchange for the award or the vesting period. A public entity will initially measure the cost of liability based service awards based on its current fair value and the fair value of that award will be remeasured subsequently at each reporting date through the settlement date. Changes in fair value during the requisite service period will be recognized as compensation cost over that period. Adoption of SFAS 123R is required for fiscal years beginning after June 15, 2005. The Partnership is evaluating SFAS 123R and believes it will likely result in recognition of additional non-cash stock-based compensation expense and accordingly would decrease net income in amounts, which likely will be considered material. There will be no effect on cash, working capital or total stockholders' equity.

     The Partnership has obtained commitments of $61.8 million for ORM Timber Fund I, LP (the Fund), which includes Pope Resources' commitment to invest $12.4 million of that capital. The Fund is now seeking suitable timberland investments. In accordance with EITF 04-5, Determining When General Partners are Required to Consolidate Limited Partners the Fund is presently expected to be consolidated into the Partnership's financial statements since an indirect subsidiary of the Partnership (Olympic Resource Management LLC) will act as manager and general partner of the Fund. The limited partners' interest in the Fund, excluding Pope Resources, is expected to be presented as minority interest in the Partnership's consolidated balance sheet and, furthermore, the profit or loss allocated to the limited partners is expected to be presented as minority interest in the Partnership's consolidated statement of operations.

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

     Purchased Timberlands Allocation: When the Partnership acquires timberlands, a purchase price allocation is performed that allocates cost between the categories of merchantable timber, premerchantable timber, and land based upon the relative fair values pertaining to each of the categories. When timberland is acquired the land is evaluated for current value. To the extent the land has value under current market conditions as something other than timberland, we assign a value greater than that typically associated with timberland.

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

     In October 2004 we acquired 1,339 acres of timberland that are substantially all merchantable timber. We created a separate pool for this acquisition with an initial depletion rate of $370 per MBF that is applied to timber harvested from these recently acquired acres. In July 2005, we adjusted this depletion rate to reflect the latest estimate of timber volume available for harvest on this property. As a result of this evaluation the depletion rate was increased to $387 per MBF.

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

     The standing inventory system is subject to two processes each year to monitor accuracy. The first is the annual cruise process and the second is a comparison of (a) volume actually extracted by harvest, to (b) inventory for the corresponding stands of harvested timber in the standing inventory system at the time of the harvest. A "cruise" represents a physical measurement of timber on a specific set of acres. The cruise process is completed when the physical measurement totals are compared to the inventory in the standing inventory system. The standing inventory system is then updated for the results of the cruise. Only productive acres with timber that is at least 20 years old are selected to cruise. The Partnership cruised 20% of its productive acres with 20 year old or greater timber in both 2003 and 2004 and plans to cruise 20% in 2005 and thereafter. Specific acres are first selected for cruising with a bias towards those acres that have gone the longest without a cruise and, second, with a bias towards those acres that have been growing the longest. As the cruise is being performed, only those trees with a breast-height diameter (approximately 4.5 feet from the ground) of at least 6 inches are measured for inclusion in the inventory.


     Environmental Remediation: The environmental remediation liability represents estimated payments to be made to monitor (and remedy if necessary) certain areas in and around the townsite and millsite of Port Gamble, Washington. Port Gamble is a historic town that was owned and operated by P&T, a related party, until 1985 when the townsite and other assets were spun off to the Partnership. P&T continued to operate the townsite until 1996 and leased the millsite at Port Gamble through January 2002, at which point P&T signed an agreement with the Partnership dividing the responsibility for environmental remediation of Port Gamble between the two parties.

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

     Deferred Tax Assets: The Partnership has a United States subsidiary corporation that has $399,000 of deferred tax assets as of September 30, 2005. The majority of this balance represents net operating loss carryforwards resulting from the fourth quarter 2003 liquidation of our subsidiary in Canada. Management evaluates the likelihood of earning taxable income to absorb net operating loss carryforwards each reporting period to determine if deferred tax assets will more likely than not be utilized.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

Interest Rate Risk
------------------

     As of September 30, 2005, the Partnership had $33.9 million of fixed-rate debt outstanding with a fair value of approximately $39 million based on the current interest rates for similar financial instruments. A change in the interest rate on fixed-rate debt will affect the fair value of the debt, whereas a change in the interest rate on variable-rate debt will affect interest expense and cash flows. A hypothetical 1% change in prevailing interest rates would change the fair value of the Partnership's fixed-rate long-term debt obligations by $1.7 million.

ITEM 4. CONTROLS AND PROCEDURES

     The Partnership's management maintains a system of internal controls, which management views as adequate to promote the timely identification and reporting of material, relevant information. Those controls include (1) requiring executive management and all managers in accounting roles to sign and adhere to a Code of Conduct and (2) implementation of a confidential hotline for employees to contact the Audit Committee directly with financial reporting concerns. Additionally, the Partnership's senior management team meets regularly to discuss significant transactions and events affecting the Partnership's operations. The Partnership's President & CEO and V.P. & CFO ("Executive Officers") lead these meetings and consider whether topics discussed represent information that should be disclosed under generally accepted accounting principles and the rules of the SEC. The Board of Directors of the Partnership's Managing General Partner includes an Audit Committee. The Audit Committee reviews the earnings release and all reports on Form 10-Q and 10-K prior to their filing. The Audit Committee is responsible for hiring the Partnership's external auditors and meets with those auditors at least four times each year.

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

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 2005.


                                       POPE RESOURCES,
                                       A Delaware Limited Partnership

                                       By: POPE MGP, Inc.
                                           Managing General Partner


                                           By: /s/ David L. Nunes
                                           -------------------------------------
                                           David L. Nunes
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)


                                           By: /s/ Thomas M. Ringo
                                           -------------------------------------
                                           Thomas M. Ringo
                                           Vice President and CFO
                                           (Principal Accounting and Financial
                                           Officer)