Form 10-Q
period 2006-03-31
POPE RESOURCES LTD PARTNERSHIP
filed 2006-05-09
CIK 784011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X    No ___

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Securities and Exchange Act of 1934).
Large Accelerated Filer___	Accelerated Filer X	None Accelerated Filer___

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-2 of the Exchange Act Yes  No__X_

Partnership units outstanding at May 1, 2006: 4,679,071

Pope Resources
Index to Form 10-Q Filing
For the Quarter Ended March 31, 2006

P A R T I - FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (Unaudited)

Pope Resources
March 31, 2006 and December 31, 2005

(Thousands)
	2006	2005

Assets
Current assets:
Cash and cash equivalents	$2,182	$3,361
Short-term investments	16,500	15,000
Accounts receivable	2,281	1,049
Land held for sale	4,778	4,371
Current portion of contracts receivable	16	14
Prepaid expenses and other	257	336

Total current assets	26,014	24,131

Properties and equipment at cost:
Land held for development	10,224	9,661
Land and land improvements	15,542	15,542
Roads and timber (net of accumulated
depletion of $39,635 and $37,030)	50,721	53,019
Buildings and equipment (net of accumulated
depreciation of $6,466 and $6,488)	3,340	3,340

	79,827	81,562

Other assets:
Contracts receivable, net of current portion	426	483
Other	174	182

	600	665

Total assets	$106,441	$106,358

Liabilities and Partners' Capital
Current liabilities:
Accounts payable	$1,020	$1,147
Accrued liabilities	1,271	3,865
Environmental remediation	83	152
Current portion of long-term debt	1,602	1,602
Minority interest	49	325
Deferred profit	580	304
Other current liabilities	70	59

Total current liabilities	4,675	7,454

Long-term debt, net of current portion	30,741	32,281
Other long term liabilities	193	218

Partners' capital (units outstanding 4,676 and 4,646)	70,832	66,405

Total liabilities and partners' capital	$106,441	$106,358

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

For the Three Months Ended March 31, 2006 and 2005

(Thousands, except per unit data)
	2006	2005

Revenues	$16,083	$16,656
Cost of timber and land sold	(6,425)	(7,804)
Operating expenses	(2,474)	(2,333)
General and administrative expenses	(1,004)	(848)
Income from operations	6,180	5,671

Other income (expense):
Investment income	5	-
Interest expense	(528)	(736)
Interest income	219	19
	(304)	(717)

Income before income taxes and minority interest	5,876	4,954

Income tax expense	(445)	(247)
Income before minority interest	5,431	4,707

Minority interest	(133)	(101)

Net income	$5,298	$4,606

Allocable to general partners	$69	$61
Allocable to limited partners	5,229	4,545

	$5,298	$4,606

Earnings per unit:
Basic	$1.14	$1.01
Diluted	$1.11	$0.97

Weighted average units outstanding:
Basic	4,635	4,561
Diluted	4,753	4,730

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Pope Resources
Three Months Ended March 31, 2006 and 2005

(Thousands)	2006	2005

Net income	$5,298	$4,606
Add back non-cash charges:
Deferred profit	275	152
Depletion	2,573	3,843
Depreciation and amortization	185	152
Unit based compensation	149	-
Deferred taxes	17	247
Minority interest	133	101
Cost of land sold	13	134
Change in working capital accounts:
Accounts receivable	(1,232)	(1,729)
Contracts receivable	55	(190)
Other current assets	62	61
Accounts payable	(127)	312
Accrued liabilities	(2,594)	(444)
Environmental remediation	(69)	(320)
Other	(13)	(32)
Net cash flows provided by operating activities	4,725	6,893

Cash flows used in investing activities:
Purchase of short-term investments	(1,500)	-
Reforestation and roads	(307)	(357)
Capitalized development activities	(982)	(227)
Other capital expenditures	(146)	(363)

Net cash used in investing activities	(2,935)	(947)

Cash flows used in financing activities:
Minority interest distribution	(409)	(26)
Repayment of long-term debt	(1,540)	(1,660)
Repayment of line of credit	-	(758)
Option exercise	149	901
Unitholder distribution	(1,169)	(688)

Net cash used in financing activities	(2,969)	(2,231)

Net increase (decrease) in cash and cash equivalents	(1,179)	3,715
Cash and cash equivalents at beginning of period	3,361	757

Cash and cash equivalents at end of the three-month period	$2,182	$4,472

See accompanying notes to condensed consolidated financial statements.

POPE RESOURCES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2006

1.
The condensed consolidated financial statements as of March 31, 2006 and December 31, 2005 and for the three months (quarter) ended March 31, 2006 and March 31, 2005 have been prepared by Pope Resources, A Delaware Limited Partnership (“the Partnership”) pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The financial information for the quarters ended March 31, 2006 and 2005 is unaudited, but, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2005, is derived from the Partnership’s audited consolidated financial statements and notes thereto for the year ended December 31, 2005, and should be read in conjunction with such financial statements. The results of operations for the quarter ended March 31, 2006 is not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2006.

2.
The financial statements in the Partnership's 2005 annual report on Form 10-K include a summary of significant accounting policies of the Partnership and should be read in conjunction with this Quarterly Report on Form 10-Q.

3.
Basic net earnings per unit are based on the weighted average number of units outstanding during the period. Diluted net earnings per unit are based on the weighted average number of units and dilutive unit options outstanding at the end of the period.

	Quarter Ended March 31,
	2006	2005
Weighted average units outstanding (in thousands):
Basic	4,635	4,561
Dilutive effect of unit options	118	169
Diluted	4,753	4,730

Options to purchase 261,000 units at prices ranging from $9.30 to $37.73 per unit were outstanding as of March 31, 2006. For the computation of dilutive effect of unit options for the quarter ended March 31, 2006, options to purchase 1,100 units at prices ranging from $33.15 to $37.73 were not included in the calculation because the option exercise prices were greater than the average market prices of units during the period.

Options to purchase 317,773 units at prices ranging from $9.30 to $37.73 were outstanding during the quarter ended March 31, 2005. Options to purchase 148 units at an exercise price of $37.73 were not included in the computation of diluted earnings per unit because the option exercise prices were greater than the average market prices of units during the period.

4.
Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) Share Based Payment (SFAS No. 123R) using the modified prospective approach and accordingly have not restated prior period results. SFAS 123R established the accounting for equity instruments exchanged for employee services. Under SFAS 123R, share-based compensation cost is measured at the grant date based on the calculated fair value of the award. We have also changed our accounting for equity-based compensation awarded to retirement eligible directors and employees to expense the award over the lesser of vesting period or the period between the grant date and eligibility for retirement. The impact of the adoption of SFAS 123R on our earnings was $149,000 or $.04 per diluted unit which includes $70,000 of expense related to the treatment of the 2006 restricted unit grant to retirement eligible employees and board members.

The following table presents the impact of our adoption of SFAS 123R on selected line items from our condensed consolidated statement of earnings for the three months ended March 31, 2006 (in thousands, except per unit amounts):

	Following	If Reported
	FAS 123R	Following APB 25
Condensed statement of earnings:
Operating profit	$6,180	$6,329

Income before income taxes
and minority interest	5,876	6,025

Net income	$5,298	$5,447

Earnings per unit:
Basic	$1.14	$1.18
Diluted	$1.11	$1.15

In 2005, we adopted the 2005 Unit Incentive Plan. Following adoption of this new plan the Board of Directors began issuing restricted units instead of unit options as its primary method of granting equity based compensation. Units issued as a result of option exercises and restricted unit grants are funded through the issuance of new units. As of March 31, 2006, total compensation expense related to non-vested awards not yet recognized was $1.1 million with a weighted average 33 months remaining to vest.

Prior to the adoption of SFAS No. 123R, we accounted for equity based compensation granted to employees in accordance with Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations. We also provided the disclosures required under SFAS No. 123, Accounting for Stock Based Compensation (SFAS No. 123) as amended by SFAS No. 148, Accounting for Stock Based Compensation - Transition and Disclosures. As a result, no expense was reflected in our net income for the period ended March 31, 2005 for unit options, as all options granted had an exercise price equal to the market value of the underlying units on the grant date.

The table below reflects our proforma net income per share for the period shown had compensation for unit options been determined based on the fair value at the grant date, consistent with the methodology prescribed under SFAS No. 123:

Quarter ended
March 31,
(In thousands except per unit amounts)	2005

Net income as reported	$4,606

Compensation expense recognized	-

Subtract proforma compensation
expense under SFAS 123	(35)

Proforma net income under SFAS 123	$4,571

Earnings per unit as reported:
Basic	$1.01
Diluted	$0.97

Proforma earnings per unit:
Basic	$1.00
Diluted	$0.97

The fair value of options was calculated using the Black-Scholes option-pricing model, with the following assumptions during the first three months of 2005:

2005
Expected life	5 years
Risk free interest rate	4.22% - 4.36%
Dividend yield	1.2% - 1.5%
Volatility	20.0% - 26.2%
Weighted average value	$8.00

The expected life was determined using our experience, the volatility was determined using the historical average volatility of the Partnership’s units and the risk free interest rate represents the yield on a ten year treasury note.

Restricted units:

Pope Resources changed the primary form of equity compensation from unit options to restricted units upon adoption of the 2005 Unit Incentive Plan. The Human Resources Committee makes awards of restricted units to directors and senior managers of the Partnership and its subsidiaries. The restricted unit grants vest over four years and are compensatory in nature. Restricted unit awards entitle the recipient to full distribution rights during the vesting period but are restricted from disposition and may be forfeited until the units vest. The fair value, as calculated using the intrinsic value method, is charged to income over the vesting period.

Restricted unit activity for the first quarter of 2006 was as follows:

		Weighted Average
		Grant date
	Units	Fair Value ($)
Outstanding at December 31, 2005	20,000	33.44
Grants	19,000	34.75
Forfeited	(1,500)	33.44
Outstanding at March 31, 2006	37,500	34.10

Unit Options:

Unit options have not been granted since December 2005. Units options granted prior to January 1, 2006 were non-qualified options granted at an exercise price not less than 100% of the fair value on the grant date. Unit options granted to employees vested over four or five years. Board members had the option of receiving their annual retainer in the form of unit options and those options vested immediately as they were granted monthly for services rendered during the month. Options granted had a life of 10 years.

Unit option activity for the first quarter of 2006 was as follows:

	Options	Price ($)
Unvested at December 31, 2005	77,500	13.02
Vested at December 31, 2005	200,500	16.57
Outstanding at December 31, 2005	278,000	15.58
Forfeitures	(4,800)	12.00
Exercises	(12,000)	12.44
Oustanding at March 31, 2006	261,200	15.79
Vested at March 31, 2006	221,512	16.28
Unvested at March 31, 2006	39,688	13.06
Vesting during the current quarter	33,012	13.12

The aggregate intrinsic value of all options outstanding at March 31, 2006 was $4.1 million. The aggregate intrinsic value of all exercisable options at March 31, 2006 was $3.3 million. The total intrinsic value of options exercised in the first three months of 2006 was $259,000. The weighted average remaining contractual term for all outstanding options at March 31, 2006 was 5.9 years. The weighted average remaining contractual term for all exercisable options at March 31, 2006 was 6.0 years.

The total fair value of shares vested as of March 31, 2006 was $933,000. There were 1,085,815 and 1,073,115 units available for issuance under the 2005 Unit Incentive Plan as of December 31, 2005 and March 31, 2006, respectively.

5.
Supplemental disclosure of cash flow information: Interest paid amounted to approximately $919,000 and $743,000 for the quarters ended March 31, 2006 and 2005, respectively. Income taxes paid amounted to approximately $117,000 and zero for the quarters ended March 31, 2006, and 2005, respectively.

6.	Revenue and operating income by segment for the quarters ended March 31, 2006 and 2005, are as follows:

		Timberland
Three Months Ended	Fee	Management &	Real
March 31, (Thousands)	Timber	Consulting	Estate	Other	Consolidated
2006
Revenue internal	$13,724	$2,041	$344	$-	$16,109
Eliminations	-	(17)	(9)	-	(26)
Revenue external	13,724	2,024	335	-	16,083

Cost of timber and land sold	(6,410)	-	(15)	-	(6,425)

Operating expenses internal	(1,097)	(743)	(660)	(1,004)	(3,504)
Eliminations	15	10	1	-	26
Operating expenses external	(1,082)	(733)	(659)	(1,004)	(3,478)

Income (loss) from operations internal	6,217	1,298	(331)	(1,004)	6,180
Eliminations	15	(7)	(8)	-	-
Income (loss) from operations external	6,232	1,291	(339)	(1,004)	6,180

EBITDDA reconciliation:
Minority interest and investment income	-	(128)	-	-	(128)
Depletion	2,573	-	-	-	2,573
Depreciation and amortization	72	16	34	63	185
EBITDDA	$8,877	$1,179	$(305)	$(941)	$8,810

2005
Revenue internal	$13,663	$1,615	$1,388	$-	$16,666
Eliminations	-	(1)	(9)	-	(10)
Revenue external	13,663	1,614	1,379	-	16,656

Cost of timber and land sold	(7,533)	-	(271)	-	(7,804)

Operating expenses internal	(1,097)	(772)	(474)	(848)	(3,191)
Eliminations	9	-	1	-	10
Operating expenses external	(1,088)	(772)	(473)	(848)	(3,181)

Income (loss) from operations internal	5,033	843	643	(848)	5,671
Eliminations	9	(1)	(8)	-	-
Income (loss) from operations external	5,042	842	635	(848)	5,671

EBITDDA reconciliation:
Minority interest	-	(101)	-	-	(101)
Depletion	3,843	-	-	-	3,843
Depreciation and amortization	26	21	36	69	152
EBITDDA	$8,911	$762	$671	$(779)	$9,565

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains a number of projections and statements about our expected financial condition, operating results, and business plans and objectives. These statements reflect our management's estimates based on our current goals, in light of currently known circumstances and management's expectations about future developments. Statements about expectations and future performance are “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Because these statements describe our goals, objectives and anticipated performance, they are inherently uncertain, and some or all of these statements may not come to pass. Accordingly, you should not interpret these statements as promises that we will perform at a given level or that we will take any or all of the actions we currently expect to take. Our future actions, as well as our actual performance, will vary from our current expectations, and under various circumstances these variations may be material and adverse. Some of the factors that may cause our actual operating results and financial condition to fall short of our expectations are set forth in the part of this report entitled “Item 1A: Risk Factors ” below and other factors discussed elsewhere in this report or in our annual report on Form 10-K for the fiscal year ended December 31, 2005. Other issues that may have an adverse and material impact on our business, operating results and financial condition include environmental and land use regulations that limit our ability to harvest timber and develop property; economic conditions that affect consumer demand for our products and the prices we receive for them; and other risks and uncertainties which are discussed in our other filings with the Securities and Exchange Commission. The forward-looking statements in this report reflect our estimates as of the date of the report, and we cannot undertake to update these statements as our business operations and environment change.

This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included with this report.

EXECUTIVE OVERVIEW

Pope Resources, A Delaware Limited Partnership (“we” or the ”Partnership”), was organized in October 1985 as a result of a spin-off by Pope & Talbot, Inc. (“P&T”). The Partnership is engaged in three primary businesses. The first, and by far most significant, segment in terms of owned assets and operations is the Fee Timber segment. Operations in this segment consist of growing timber to be harvested as logs for sale to export and domestic manufacturers. The second most significant business in terms of total assets owned is the development and sale of real estate. Real Estate activities primarily take the form of securing permits and entitlements, and, in some cases, installing infrastructure for raw land development and then realizing that land’s value by selling parcels to buyers who will take the land further up the value chain, either to home buyers or commercial property operators or lessors. Since these land projects span multiple years, the Real Estate segment may incur losses for multiple years until a major project is sold, which then results in operating income. Our third business is providing timberland-related services to third parties. These services may take the form of large-scale timberland management, forestry consulting, or acquisition or disposition services.

Management’s major opportunity and challenge is to profitably grow our revenue base. We have added over 44,000 acres to our timberland portfolio over the last five years. Our real estate challenges center around how and when to “harvest” a parcel of land and capture the optimum value by selling the property.

Regarding our third-party timberland services, we are currently managing nearly 300,000 acres of timberlands in Oregon for Cascade Timberlands LLC. Additionally, now that we have closed ORM Timber Fund I, LP, we are seeking to add to our timberland ownership, albeit indirectly, through the Partnership’s co-investment in the fund. Successful acquisitions by the fund will also result in additional management fees for the Timberland Management & Consulting segment.

RESULTS OF OPERATIONS

The following table reconciles and compares key revenue and cost elements that impact our net income for each of the three-month periods ended March 31, 2006 and March 31, 2005. In addition to the table’s detailed numeric analysis, the explanatory text that follows the table describes many of these changes by business segment.

QUARTER TO QUARTER COMPARISONS
(Amounts in $000's)

Q1 2006 vs. Q1 2005
Total

Net income:
1st Quarter 2006	$5,298
1st Quarter 2005	4,606
Variance	$692

Detail of earnings variance:
Fee Timber:
Log price realizations (A)	$617
Log volumes (B)	(561)
Production costs	(148)
Depletion	1,270
Other Fee Timber	11
Timberland Management & Consulting:
Management fee changes	(738)
Disposition fees	1,343
Other Timberland Mgmnt & Consulting	(156)
Real Estate:
Land sales	(808)
Other	(166)
General & administrative costs	(156)
Interest expense	208
Other (taxes, minority int., interest inc.)	(24)
Total change in net income	$692

(A) Price variance allocated based on changes in price using current period volume.
(B) Volume variance allocated based on change in sales volume and the average log sales price for the current period.

Fee Timber

Fee Timber revenue is earned primarily from the harvest and sale of logs from the Partnership’s nearly 115,000 acres of fee timberland located in western Washington and, to a lesser extent, from the lease of cellular communication towers and the sale of gravel from our timberland. Revenue from the sales of timberland tracts will also appear periodically in results for this segment. Our Fee Timber revenue is driven primarily by the volume of timber harvested, which we ordinarily express in terms of millions of board feet, or “MMBF”, and by the average prices realized on log sales, which we express in dollars per thousand board feet, or “MBF”.

When discussing our Fee Timber operations, we compare current results to both the previous quarter and the corresponding quarter of the prior year. Both of these comparisons are made to help the reader gain an understanding of the trends in market price and harvest volumes that affect Fee Timber results of operations. Revenue and operating income for the Fee Timber segment for the quarters ended March 31, 2006, December 31, 2005 and March 31, 2005 are as follows:

Quarter Ended:	Log Sale Revenue	Mineral, Cell Tower & Other Revenue	Total Fee Timber Revenue	Operating Income
March 31, 2006	$13.4 million	$0.3 million	$13.7 million	$6.2 million
December 31, 2005	4.6 million	0.6 million	5.2 million	1.6 million
March 31, 2005	13.3 million	0.4 million	13.7 million	5.0 million

The increase in revenue and operating income for the current quarter relative to the fourth quarter of 2005 is primarily attributable to a 13.7 MMBF increase in harvest volume. The increase in first quarter harvest volume reflects a continuing practice of front-loading our harvest activities because of management’s expectation that this strategy can optimize our Fee Timber revenue through concentrating harvest volume when log supplies are restricted. As a result, our first quarter harvest volumes in 2005 and 2006 were proportionally higher than those totals in Q4 2005. Fee Timber revenue for the current quarter is consistent with the comparable period in 2005 despite a 4% decline in log volume due to an offsetting 5% increase in price realized. Operating income from the Fee Timber segment increased by $1.2 million to $6.2 million due primarily to a $1.3 million decrease in depletion expense. This decrease in depletion cost results from our having harvested relatively less volume from a separate depletion pool that carries a higher per-unit depletion charge than the rest of our timber.

Log Volume

The Partnership harvested the following log volumes from its timberlands for the quarters ended March 31, 2006, December 31, 2005, and March 31, 2005:

Log sale volumes (MBF):	Quarter Ended
Sawlogs	March-06	% Total	December-05	% Total	March-05	% Total
Douglas-fir	16,440	75%	4,929	59%	13,682	59%
Whitewood	1,997	9%	1,170	14%	3,415	15%
Cedar	359	2%	230	3%	1,478	6%
Hardwoods	562	2%	678	8%	1,488	7%
Pulp
All Species	2,675	12%	1,333	16%	2,937	13%
Total	22,033	100%	8,340	100%	23,000	100%

Through March 31, 2006, we have harvested 38% of our targeted annual harvest for this year of 58 MMBF (versus 31% of 74 MMBF during the first quarter of 2005). Our Hood Canal tree farm is located at relatively low elevations where harvest activities can be completed year around, allowing us to take advantage of a slight premium on our log sales when other tree farms cannot be harvested due to adverse weather conditions. As we did in early 2005, we took advantage of attractive log prices in the first quarter of 2006, by increasing the proportion of our total annual harvest volume taken early in the year. Accordingly, our first-quarter harvest volume in 2006 is nearly identical to the first quarter of 2005 and significantly higher than in the fourth quarter of 2005. Our harvest mix in the first quarter of 2006 consisted more predominantly of Douglas-fir, whereas in both the first and fourth quarters of 2005 we harvested more hardwoods and lower-grade softwoods.

Log Prices

While harvest volume is largely within management’s control, one additional factor that impacts our Fee Timber income is log prices realized by selling our logs into the market. As noted above, we try to maximize Fee Timber revenues by accelerating harvest volumes during times of attractive log markets. However, log prices are a result of a broader range of economic and political factors and are largely beyond our control. We realized the following log prices from our fee timberlands for the quarters ended March 31, 2006, December 31, 2005 and March 31, 2005:

	Quarter Ended
	31-Mar-06	31-Dec-05	31-Mar-05
Average price realizations (per MBF):
Sawlogs
Douglas-fir	$681	$651	$633
Whitewood	439	447	471
Cedar	873	904	899
Hardwoods	598	560	627
Pulp
All Species	251	223	273

Overall	608	554	580

Douglas-fir: Douglas-fir is noted for its structural characteristics that make it generally preferable to other softwoods and hardwoods for the production of construction grade lumber and plywood. The price realized on Douglas-fir logs has increased 8% for the current quarter in 2006 versus the comparable period in 2005 and 5% relative to the fourth quarter of 2005. The increase in price realized in 2006 is attributable to a combination of a decline in log supply available to mills in the Puget Sound area of Washington due to adverse weather conditions and additional Douglas-fir milling capacity in the Puget Sound area. This increase in prices has led management to continue our strategy of front-loading our harvest volume. We have noted a small decline in Douglas-fir bid prices for the second quarter of 2006.

Whitewood: “Whitewood” is a term used to describe several softwood species, but for us primarily refers to western hemlock. Though generally considered to be of a lower quality than Douglas-fir, these logs are also used for manufacturing construction grade lumber and plywood. The average price realized on whitewood decreased 7% for the current quarter in 2006 versus the comparable period in 2005 and 2% from the quarter ended December 31, 2005. This follows an increase in whitewood prices in 2005 and appears to be due to an increase in local mill inventories resulting in a decline in whitewood prices. Whitewood bids for second quarter 2006 have increased slightly from the first quarter of 2006.

Cedar: Cedar prices have declined 3% in the first quarter of 2006 from both the comparable quarter in prior year and the fourth quarter of 2005. Cedar prices typically weaken in the winter months as demand declines. Cedar lumber is used primarily as fencing and roofing material. Peak demand for these products is in the summer months, with corresponding lower demand and log price at the beginning and end of the calendar year. We have noted a strengthening of bid prices for Cedar delivered during the second quarter of 2006.

Hardwood: “Hardwood” can refer to many different species, but on our tree farms primarily represents red alder and some large leaf maple. The price realized from the sale of red alder sawlogs has increased steadily over the last couple years as new red alder mills have opened to take advantage of strong lumber pricing attributed to the growing acceptance of solid sawn red alder lumber products. These mills manufacture lumber for use in furniture construction. The 5% decline in Hardwood price realized in the current quarter relative to the comparable period in prior year is due to lower quality maple log volume sold in the current quarter causing a decline in average hardwood log price. The relatively low price realized for hardwoods in the fourth quarter of 2005 was also due to a lower quality mix of hardwood logs sold during the period.

Pulp: Pulp is a lower quality log of any species that is manufactured into wood chips. These chips are used to manufacture many products including bleached and unbleached pulp for paper production and unbleached pulp for paper production and unbleached kraft linerboard for bag and cardboard box markets. The price realized from the sale of pulp logs is primarily driven by local pulp log inventories. Pulp prices in the beginning of 2006 strengthened slightly from the fourth quarter of 2005 but were lower than the comparable period in 2005. Bids received on pulp logs for the second quarter of 2006 indicate a continued strengthening of this market.

Customers
The table below categorizes timber sold by customer type for the quarters ended March 31, 2006, December 31, 2005 and March 31, 2005:

	Q1 2006		Q4 2005		Q1 2005
Destination	Volume*	Price	Volume*	Price	Volume*	Price
Domestic mills	18.8	$657	5.8	$614	18.5	623
Export brokers	0.5	684	1.2	630	1.6	647
Pulp	2.7	251	1.3	223	2.9	273
Total	22.0	$608	8.3	$554	23.0	580
* Volume in MMBF

Volume sold to domestic lumber mills represents 85% of volume sold in the first quarter of 2006 versus 70% for the fourth quarter of 2005 and 80% for the comparable quarter in prior year. The increase in the proportion of log volume sold to domestic mills in the first quarter of 2006 relative to the comparable quarter in prior year is due to a decline in volume sold to export log brokers. This is a trend that we have noted in recent years as a strong peeler market for high quality logs has developed at domestic mills, shifting log volume away from the export market.

Cost of Sales

Cost of sales for the Fee Timber segment consists of harvest costs and depletion expense. Harvest costs represent the direct cost incurred to convert trees into logs and deliver those logs to their point of sale. Depletion expense represents the cost of acquiring or growing the timber harvested and is calculated using a depletion rate developed from an accumulation of the cost of the timber and capitalized road cost, divided by the estimated volume of merchantable timber available for harvest. The depletion rate is then applied to the volume harvested to calculate depletion expense. Fee Timber cost of sales for the quarters ended March 31, 2006, December 31, 2005, and March 31, 2005, respectively:

Quarter Ended:	Harvest, Haul and Other	Depletion	Total Cost of Sales
March 31, 2006	$3.8 million	$2.6 million	$6.4 million
December 31, 2005	1.7 million	0.9 million	2.6 million
March 31, 2005	3.7 million	3.8 million	7.5 million

Quarter Ended:	Harvest and Haul per MBF	Depletion per MBF	Total Cost of Sales
March 31, 2006	$174	$117	$291
December 31, 2005	198	110	308
March 31, 2005	161	167	328

Cost of sales has increased in the first quarter of 2006 relative to the fourth quarter of 2005 due to an increase in harvest volume. Harvest volume has increased to 22.0 MMBF in the first quarter of 2006 from 8.3 MMBF in the fourth quarter of 2005. The $1.1 million decrease in cost of sales from the comparable quarter in prior year is due to a decline in depletion expense, which in turn is due to a decline in harvest from the separate depletion pool with higher per unit costs. The separate depletion pool was created following a fourth quarter 2004 timberland acquisition.

Harvest and haul costs per MBF have decreased from the fourth quarter of 2005 due to the mix of units harvested during the period. Harvest costs vary based upon the physical site characteristics of the specific acres harvested during the period. For example, difficult-to-access sites or those located on steep hillsides are more expensive to harvest. Furthermore, haul costs vary based upon the distance between the harvest area and the mill customer’s location. Harvest and haul costs per MBF have increased from the comparable quarter in prior year due to an increase in fuel costs. Fuel costs impact both the cost of hauling logs to customers and the cost of operating the equipment used to harvest and manufacture logs.

Depletion expense for the quarters ended March 31, 2006, December 31, 2005, and March 31, 2005 was calculated as follows:

			Quarter ended
	Pooled	Separate	March-06
Volume harvested (MBF)	18,820	3,213	22,033
Rate/MBF	$69	$397	$117
Depletion expense	$1,299,000	$1,274,000	$2,573,000

			Quarter ended
	Pooled	Separate	December-05
Volume harvested (MBF)	7,397	943	8,340
Rate/MBF	$74	$387	$110
Depletion expense	$551,000	$365,000	$916,000

			Quarter ended
	Pooled	Separate	March-05
Volume harvested (MBF)	15,681	7,319	23,000
Rate/MBF	$72	$370	$167
Depletion expense	$1,135,000	$2,708,000	$3,843,000

We created a separate depletion pool in the fourth quarter of 2004 for a timberland acquisition. This separate depletion pool carries a higher depletion rate than our combined pool. The calculations outlined above point out the significant role that the separate depletion pool for timber acquired in late-2004 plays in defining the aggregate rate for each period described above. As relative harvest volume from the separate depletion pool declined in the first quarter of 2006 relative to the comparable quarter of 2005, the average depletion rate declined to $117 per MBF from $167 per MBF in the prior year. The depletion rate applied to volume harvested from the Quilcene acquisition increased in the first quarter of 2006 to $397 per MBF from $370 per MBF in the first quarter of 2005 and $387 per MBF in the fourth quarter of 2005. These increases in the depletion rate are due to changes in the estimate of timber volume available from this separate depletion pool.

Operating Expenses

Fee Timber operating expenses for the quarters ended March 31, 2006, December 31, 2005, and March 31, 2005 were $1.1 million, $1.0 million, and $1.1 million, respectively. Operating expenses include management, silviculture and the cost of both maintaining existing roads and building temporary roads required for harvest activities. Operating expenses are consistent for each of the quarters presented.

Timberland Management & Consulting

Revenue and operating income for the Timberland Management & Consulting segment for the quarters ended March 31, 2006 and 2005 were as follows:

Quarter Ended:	Revenue	Operating Income
March 31, 2006	$2.0 million	$1.3 million
March 31, 2005	1.6 million	0.8 million

Revenue and operating income for the quarter ended March 31, 2006 were $410,000 and $449,000 higher, respectively, than those amounts for the corresponding period in 2005. The increase in revenue and operating income is primarily due to a $1.3 million disposition fee earned on a timberland sale for our timberland management client. This disposition will translate to reduced management fees for the remainder of 2006. Revenue and operating income in 2005 were generated through providing timberland management and consulting services to this same timberland management client.

On August 1, 2005, we announced that management had obtained capital commitments of $61.8 million, of which the Partnership has committed $12.4 million, for the launch of a private equity timber fund. Olympic Resource Management LLC is the general partner for the fund and the Partnership is a limited partner. We are now actively searching for timber properties for the fund to acquire.

Operating Expenses

Timberland Management & Consulting operating expenses for the quarters ended March 31, 2006 and 2005 were $733,000 and $772,000, respectively. The decrease in operating expenses is attributable to the decrease in acres we manage for our primary client due to timberland sales.

Real Estate

The Partnership’s Real Estate segment consists primarily of revenue from the sale of land together with residential and commercial property rents. The Partnership’s real estate holdings are located primarily in Pierce, Kitsap, and Jefferson Counties in Washington State.

Revenue and operating income (loss) for the Real Estate segment for the quarters ended March 31, 2006 and 2005 were as follows:

Quarter Ended:	Revenue	Operating Income/ (Loss)
March 31, 2006	$0.3 million	$(0.3) million
March 31, 2005	1.4 million	0.6 million

Real Estate revenue is generated through the sale of land and rural residential lots, and to a lesser extent from real property rents, most of which are earned at the Port Gamble townsite. Raw land sales are generally made for something other than residential or commercial use and are normally completed with very little capital investment prior to sale. Rural residential lot sales are made to developers or individuals where the lot is expected to be used for a residential dwelling with a general requirement to undertake some capital improvements such as zoning, road building, or utility access improvements prior to completing the sale.

Real Estate revenue for the quarters ended March 31, 2006 and 2005 consist of the following:

Description	Revenue	Gross Margin	Acres Sold	Revenue/Acre	Gross Margin/ Acre
Rural Residential	$55,000	$51,000	10	$5,500	$5,100
Non-residential land*	55,000	44,000	0.1	550,000	440,000
Rentals	225,000	225,000	NA	NA	NA
March 31, 2006 Total	$335,000	$320,000	10.1	$10,891	$9,406

Rural Residential	$1,169,000	$898,000	146.5	$7,980	$6,130
Rentals	203,000	203,000	NA	NA	NA
Other	7,000	7,000	NA	NA	NA
March 31, 2005 Total	$1,379,000	$1,108,000	146.5	$7,980	$6,130

*
There was one transaction in the first quarter of 2006 classified as non-residential land. This was a small portion of a property in Poulsbo, Washington, zoned commercial, that was sold to the Washington State Department of Transportation as part of a road construction project.

Revenue and operating income for the Real Estate segment were lower in the first quarter of 2006 compared to first quarter 2005 due to the timing of land sales. Our rural residential properties represent timber properties that are converted to development properties. The buyers of these properties are looking for rural property for a retirement or second home. We closed a number of these rural residential properties in the first quarter of 2005 and no similar set of sales occurred in the current quarter. We have a number of land transactions scheduled to close over the remainder of the year pending the satisfaction of the various closing conditions applicable to each such sale.

At our development property in Gig Harbor, Washington, Costco Wholesale Corporation, Northwest Capital Investors (“NCI”), and a subsidiary of the Partnership, Olympic Property Group (“OPG”) submitted detailed applications with the City of Gig Harbor for a 25-acre retail shopping center on OPG’s Harbor Hill project. The applications submitted to the City of Gig Harbor are for site plan review and a site plan for a proposed Costco store, along with more than five acres of additional multi-tenant retail space. We expect our first closings on this 25-acre retail site during 2006 to be with Costco Wholesale Corporation for 17 acres and NCI for 2.5 acres. We also expect to close during 2006 on the sale of 11 acres of land zoned for business park use to the YMCA of Pierce County.

Our rural residential lot program, rural residential, produces lots from 5 to 80 acres in size, based on underlying zoning densities. This type of program typically entails an entitlement effort more modest in scale, usually involving simple lot segregations and boundary line adjustments. Development activities include minor road building, surveying, and the extension of utilities. We anticipate selling approximately 250 acres annually in this program. We exceeded this 250-acre figure in 2005 due to the strong market for land in the markets in which we operate.

Our 263-acre planned development in the City of Bremerton, Washington includes 60 acres of industrial and 203 acres of residential uses. We are currently under contract to sell the 203-acre residential portion of this property with an anticipated closing during the fourth quarter of 2006. A condition of closing this sale is to build a road providing access to the property. This road will additionally provide access and increase the value of the industrial portion of the property.

Cost of Sales

Real Estate cost of sales for the quarters ended March 31, 2006 and 2005 were $15,000 and $271,000, respectively. Cost of sales in 2006 represents the cost basis of two small land sales. Cost of sales during 2005 related to sales of rural residential lots.

Operating Expenses

Real Estate operating expenses for the quarters ended March 31, 2006 and 2005 were $659,000 and $473,000, respectively. Higher operating expenses in the Real Estate segment are due to an increase in personnel costs as activities surrounding our development properties have increased over the last year due to accelerated market interest in developable land.

Environmental Remediation

The Partnership has accrued liabilities for environmental cleanup of $89,000 and $158,000 as of March 31, 2006 and December 31, 2005, respectively. This liability represents our share of the liability for environmental clean up activities in and around the Port Gamble townsite following a negotiated settlement with Pope & Talbot in 2002. Current activities at the site include monitoring to determine if prior clean up activities were effective. Activity in the environmental remediation liability is detailed as follows:

	Balances at the Beginning of the Period	Additions to Accrual	Expenditures for Monitoring and Remediation	Balances at the End of the Period
Year Ended December 31, 2005	$474,000	$198,000	$514,000	$158,000
Quarter ended March 31, 2006	158,000	-	69,000	89,000

We believe that the current reserves are adequate to meet our share of the anticipated costs of remediation; however, we have, from time to time in the past, discovered additional facts that have led us to take charges against operating income in order to increase this reserve, and if we discover new facts in the future we may be required to take similar charges in future periods.

General and Administrative (G&A)

General and administrative expenses for the quarters ended March 31, 2006 and 2005 were $1.0 million and $848,000, respectively. The increase in general and administrative expenses experienced in 2006 is due to a charge of $114,000 reflecting the estimated value of certain equity based compensation arrangements recognized following our adoption of SFAS No. 123R and additional audit costs associated with the internal control assessment and reporting requirements mandated by the Sarbanes Oxley Act.

Interest Income and Expense

Interest income for the quarter ended March 31, 2006 increased to $219,000 from $19,000 for the corresponding period of 2005. The increase in interest income is due to higher cash and short-term investments balances and, to a lesser extent, an increase in interest rates earned on these short-term investments.

Interest expense for the three-month periods ended March 31, 2006 and 2005 was $528,000 and $736,000, respectively. The Partnership’s debt consists primarily of mortgage debt with a fixed interest rate. The decrease in interest expense is due to the capitalization of $166,000 of interest expense to the long-term development project at Gig Harbor as development activities have increase on this project.

Income Tax

Pope Resources is a limited partnership and is, therefore, not subject to federal income tax. Taxable income/loss is reported to unitholders each year on a Form K-1 for inclusion in each unitholder’s tax return. Pope Resources does have corporate subsidiaries, however, that are subject to income tax.

For the quarter ended March 31, 2006 the Partnership recorded $445,000 of income tax expense relating to the Partnership’s taxable subsidiaries, as compared to $247,000 of tax expense for the corresponding period in 2005. The increase in tax expense is due primarily to the disposition fee generated in the first quarter of 2006 as a result of Timberland Management & Consulting’s work on behalf of its principal client where no counterpart to this particular fee was earned in the prior year’s comparable period.

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

Current activities of the IPMB are contained in the Timberland Management & Consulting segment, which includes timberland consulting, management, and expenses associate with the launch of a private equity timber fund. Minority interest allocation of income increased from $101,000 for the first quarter of 2005 to $133,000 in the first quarter of 2006. The increase in minority interest allocation is due to the aforementioned disposition fee generated by Timberland Management & Consulting.

Analysis of Operating Income

The following table sets forth expenses as a percentage of revenue for the quarters ended March 31, 2006 and 2005:

	Quarter ended March 31,
	2006	2005
Revenues	100%	100%
Cost of sales	40	47
Operating expenses	15	14
General and administrative expenses	6	5
Operating income	39%	34%

Cost of sales includes the cost of purchasing and producing tangible goods for sale. In addition to depletion associated with timber production levels, cost of sales for the Partnership will fluctuate due to the mix of revenue between the sale of tangible goods and revenue generated from providing services. Cost of sales as a percentage of revenue decreased 7 percentage points from 47% in the first quarter of 2005 to 40% for the first quarter of 2006. The decrease in cost of sales as a percentage of revenue is primarily attributable to the decrease in depletion expense resulting from the decline in timber harvested from the Partnership’s separate depletion pool, which carries a higher per unit depletion rate.

Operating expenses consist of salary and other costs directly attributable to revenue-generating activity. As a percentage of revenue, operating expenses increased for the quarter ended March 31, 2006 by 1 percentage point when compared to the comparable period in 2005. The increase in operating expenses as a percentage of revenue is primarily due to a decline in revenue generated by the Real Estate segment without a corresponding decline in operating expense.

General and administrative expenses as a percentage of revenue for the quarter ended March 31, 2006 increased by 1 percentage point to 6% from the corresponding period in 2005. On a raw dollar basis, general and administrative expenses increased $156,000 from the comparable period in prior year due to recognition of $114,000 of equity compensation following implementation of SFAS No. 123R and an increase in audit costs associated with the Sarbanes Oxley Act.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Liquidity and Capital Resources

We ordinarily finance our business activities using funds from operations and, where appropriate in management’s assessment, bank lines of credit. Funds generated internally from operations and externally through financing are expected to provide the required resources for the Partnership's future capital expenditures. The Partnership’s debt-to-total-capitalization ratio as measured by the book value of equity was 31% at March 31, 2006 versus 36% as of March 31, 2005. Management considers capital resources to be adequate for its current plans and does not have specific plans that would trigger a significant change in its debt-to-total-capitalization ratio over the next 12 months. The Partnership’s debt consists primarily of a timberland mortgage with a fixed amortization schedule and loan term, which includes a prepayment penalty. In view of a cash and short-term investment balance of almost $19 million at March 31, 2006, we have elected not to renew a $10 million line of credit, which expired in 2005. We will continue to monitor and forecast our expected cash requirements and re-establish a line of credit if the need for the additional liquidity should arise. In addition, in August 2005 we announced an increase in our quarterly unitholder distribution; the increase in this distribution resulted in an increase in cash used in financing activities from $688,000, or $0.15 per diluted ownership unit, to $1.2 million, or $0.25 per diluted ownership unit.

On August 1, 2005 we announced the closing of ORM Timber Fund I, LP (the “Fund”), with a committed equity balance of $61.8 million, of which Pope Resources has committed to invest $12.4 million. Now that the Fund is fully subscribed we are actively searching for suitable timber properties for the Fund to acquire. Pope Resources and the other limited partners in the Fund are required to contribute committed capital as properties are purchased by the Fund. If we are successful in locating suitable properties for the Fund, we will be required to contribute all or a portion of our investment commitment, which would have a corresponding impact on our available cash.

Over the remaining nine months of 2006, management plans to harvest approximately 36 MMBF of timber for a total fiscal 2006 harvest of 58 MMBF. Since harvest plans are based on demand and pricing, actual harvesting may vary subject to management's ongoing review. The planned decrease in harvest volume in 2006, relative to the 74 MMBF harvested in 2005, will result in a decline in Fee Timber revenue. We expect this decline to be offset on a consolidated basis through planned Real Estate sales, particularly on the Gig Harbor and Bremerton projects.

For the three months ended March 31, 2006, overall cash and cash equivalents decreased $1.2 million versus an increase of $3.7 million for the corresponding period in the prior year. Cash generated by operating activities decreased to $4.7 million for the first three months of 2006 from $6.9 million for the corresponding period in 2005. The decrease in cash generated by operating activities primarily results from a paydown of accrued liabilities.

Cash used for investing activities increased to $2.9 million for the first three months of 2006 from $947,000 for the comparable period in 2005. In addition to the increase in unitholder distribution mentioned above, investing activities in 2006 consist of the purchase of $1.5 million of auction rate securities and $1.4 million of capital expenditures. Capital expenditures year-to-date in 2006 consist of the following: $723,000 of capitalized development costs at the Gig Harbor site, $259,000 of capitalized development costs on the Partnership’s other development properties; $307,000 of reforestation and road building costs on the owned timberlands; $134,000 of capital improvements at the Port Gamble townsite; and $12,000 of other miscellaneous capital expenditures. Cash used in investing activities for the first three months in 2005 totaled $947,000 and consist the following: $152,000 of capitalized development costs at the Gig Harbor site, $75,000 of capitalized development costs on the Partnership’s other development properties; $357,000 of reforestation and road building costs on the owned timberlands; $86,000 of capital improvements at the Port Gamble townsite; $217,000 of new trucks purchased for use by our foresters, and $60,000 of other miscellaneous capital expenditures.

Cash used in financing activities increased to $3.0 million from $2.2 million. This increase is due primarily to an increase in unitholder distributions and a decrease in cash generated by options exercises. Distributions increased from $0.10 per unit to $0.25 per unit in the third quarter of 2005.

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

The Hood Canal tree farm is concentrated at low elevations, which permits us to harvest trees year-round. Generally, we concentrate our harvests from this tree farm in the winter and spring when supply, and thus competition, is typically lower and, accordingly, when we can expect to receive higher prices. With the acquisition of the Columbia tree farm in 2001, management expected a decrease in the seasonality of Fee Timber operations as the Columbia tree farm is at higher elevations where harvest activities are generally possible only in the late spring and summer months. In practice, over the last two years our harvest has tended to be more front-loaded, as log prices have been relatively strong in the first half of the year enabling management to front-load the harvest plan. In future periods, management expects quarterly harvest volume to be affected by both local market conditions for logs and weather conditions.

Timberland Management & Consulting. In broad terms, Timberland Management & Consulting operations are not currently seasonal. Our timberland consulting operations at McCloud, California are, however, concentrated primarily in the summer months. The relative importance of this operation will increase as timberland management revenue declines for the remainder of 2006.

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

Capital Expenditures and Commitments

Total capital expenditures in 2006, excluding the planned investment in ORM Timber Fund I, LP, are expected to approximate $13.8 million, of which $1.4 million has been expended through March 31, 2006. These expected capital expenditures include $6.3 million related to the Real Estate project at Gig Harbor, Washington for roads, a community water tank, and water and sewer connections to the property and $3.0 million for the Bremerton West Hills property to construct a road which is a condition of closing for the residential portion of this property. Remaining planned capital expenditures are related to various property development projects, capitalized reforestation costs, and capital improvements at the Port Gamble townsite. The actual pace of the Gig Harbor and Bremerton expenditures will depend on how quickly we are able get approvals for our planned improvements at the sites. The Partnership expects that the source of capital for these expenditures will be primarily funds generated internally through operations with external financing supplementing as necessary.

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

Purchased Timberlands Allocation: When the Partnership acquires timberlands, a purchase price allocation is performed that allocates cost between the categories of merchantable timber, premerchantable timber, and land based upon the relative fair values pertaining to each of the categories. When timberland is acquired the land is evaluated for current value. To the extent the land has value under current market conditions as something other than timberland, generally referred to as HBU, we assign a value greater than that typically associated with timberland.

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

In October 2004 we acquired 1,339 acres of timberland that are substantially all merchantable timber. We created a separate pool for this acquisition with an initial depletion rate of $370 per MBF that is applied to timber harvested from these recently acquired acres. In January 2006, we adjusted this depletion rate to reflect the latest estimate of timber volume available for harvest on this property. As a result of this evaluation the depletion rate was increased to $397 per MBF.

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

The standing inventory system is subject to two processes each year to monitor accuracy. The first is the annual cruise process and the second is a comparison of (a) volume actually extracted by harvest, to (b) inventory for the corresponding stands of harvested timber in the standing inventory system at the time of the harvest. A “cruise” represents a physical measurement of timber on a specific set of acres. The cruise process is completed when the physical measurement totals are compared to the inventory in the standing inventory system. The standing inventory system is then updated for the results of the cruise. Only productive acres with timber that is at least 20 years old are selected to cruise. The Partnership cruised 20% of its productive acres with 20 year old or greater timber in 2004 and 17% in 2005. We plan to cruise 20% in 2006 and thereafter. Specific acres are first selected for cruising with a bias towards those acres that have gone the longest without a cruise and, second, with a bias towards those acres that have been growing the longest. As the cruise is being performed, only those trees with a breast-height diameter (approximately 4.5 feet from the ground) of at least 6 inches are measured for inclusion in the inventory.

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

Property Development Costs: The Partnership is developing several master planned communities with the Gig Harbor and Bremerton projects being the most notable currently. The cost of development is capitalized to these projects and allocated to individual lots based upon their relative value. This accounting currently results in the segregation between those project costs reported as a current versus long-term assets. As these lots are sold, this segregation of costs will be used to calculate the cost of sales associated with individual lots.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Interest Rate Risk

As of March 31, 2006, the Partnership had $32.3 million of fixed-rate debt outstanding with a fair value of approximately $38 million based on the current interest rates for similar financial instruments. A change in the interest rate on fixed-rate debt will affect the fair value of the debt, whereas a change in the interest rate on variable-rate debt will affect interest expense and cash flows. A hypothetical 1% change in prevailing interest rates would change the fair value of the Partnership's fixed-rate long-term debt obligations by $1.9 million.

ITEM 4. CONTROLS AND PROCEDURES

The Partnership’s management maintains a system of internal controls, which management views as adequate to promote the timely identification and reporting of material, relevant information. Those controls include (1) requiring executive management and all managers in accounting roles to sign and adhere to a Code of Conduct and (2) implementation of a confidential hotline for employees to contact the Audit Committee directly with financial reporting concerns. Additionally, the Partnership’s senior management team meets regularly to discuss significant transactions and events affecting the Partnership’s operations. The Partnership’s President & CEO and V.P. & CFO (“Executive Officers”) lead these meetings and consider whether topics discussed represent information that should be disclosed under generally accepted accounting principles and the rules of the SEC. The Board of Directors of the Partnership’s general partner includes an Audit Committee. The Audit Committee reviews the earnings release and all reports on Form 10-Q and 10-K prior to their filing. The Audit Committee is responsible for hiring the Partnership’s external auditors and meets with those auditors at least eight times each year.

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

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks and uncertainties, any one or more of which could impact our operating results and financial condition materially and adversely. Some of these risks are discussed in greater detail below, arranged according to business segment. In addition, we face a number of risks that affect our business generally. We compete against much larger companies in each of our business segments. These larger competitors may have access to larger amounts of capital and significantly greater economies of scale. Land ownership carries with it the risk of incurring liabilities due to accidents that take place on the land and previously undiscovered environmental contamination. The Partnership endeavors to maintain adequate accruals to reflect the cost of remediating known environmental contamination and other liabilities resulting from land ownership. However these estimates may prove to be inadequate as additional information is discovered. A more thorough discussion of the risks and uncertainties that may affect our business is contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and in our various other filings with the Securities and Exchange Commission. Readers should review these risks in deciding whether to invest in Partnership units, and should recognize that those factors are not an exhaustive list of risks that could cause us to deviate from management’s expectations. Readers also are cautioned that, in reviewing these risk factors, the factors contained in this report and in our other SEC filings are effective as of the date the filing was made, and we cannot undertake to update those disclosures.

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

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 8, 2006.

POPE RESOURCES,
A Delaware Limited Partnership

By:	POPE MGP, Inc.
Managing General Partner

By: /s/ David L. Nunes
David L. Nunes
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Thomas M. Ringo
Thomas M. Ringo
Vice President and CFO
(Principal Accounting and Financial Officer)