Form 10-Q
period 2006-06-30
POPE RESOURCES LTD PARTNERSHIP
filed 2006-08-08
CIK 784011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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
Large Accelerated Filer ☐    Accelerated Filer ☒     None Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-2 of the Exchange Act     Yes ☐    No ☒

Partnership units outstanding at August 1, 2006: 4,682,121

Pope Resources
Index to Form 10-Q Filing
For the Quarter Ended June 30, 2006

P A R T I - FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

Pope Resources
June 30, 2006 and December 31, 2005

(Thousands)
	2006	2005

Assets
Current assets:
Cash and cash equivalents	$2,679	$3,361
Short-term investments	20,000	15,000
Accounts receivable	3,805	1,049
Land held for sale at cost	2,947	4,371
Current portion of contracts receivable	13	14
Prepaid expenses and other	225	336
Total current assets	29,669	24,131

Properties and equipment at cost:
Land held for development	11,723	9,661
Land and land improvements	15,359	15,542

Roads and timber (net of accumulated depletion of $41,857 and $37,030)	48,714	53,019
Buildings and equipment (net of accumulated depreciation of $6,601 and $6,488)	3,434	3,340
	79,230	81,562
Other assets:
Contracts receivable, net of current portion	958	483
Other	166	182
	1,124	665
Total assets	$110,023	$106,358

Liabilities and Partners' Capital
Current liabilities:
Accounts payable	$1,260	$1,147
Accrued liabilities	1,400	3,865
Current portion of long-term debt	1,342	1,602
Deferred revenue	1,245	304
Environmental remediation	47	152
Minority interest	36	325
Other current liabilities	73	59
Total current liabilities	5,403	7,454

Long-term debt, net of current portion	30,919	32,281
Other long term liabilities	321	218

Partners' capital (units outstanding 4,643 and 4,646)	73,380	66,405

Total liabilities and partners' capital	$110,023	$106,358

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

Pope Resources
For the Three Months and Six Months Ended June 30, 2006 and 2005

(Thousands, except per unit data)	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenues	$15,610	$16,131	$31,693	$32,787
Cost of sales	(8,414)	(7,410)	(14,839)	(15,214)
Operating expenses	(2,559)	(2,671)	(5,028)	(5,004)
Environmental remediation	-	(108)	-	(108)
General and administrative expenses	(902)	(847)	(1,906)	(1,695)
Income from operations	3,735	5,095	9,920	10,766

Other income (expense):
Interest expense	(469)	(709)	(997)	(1,445)
Interest income	252	74	471	93
	(217)	(635)	(526)	(1,352)

Income before income taxes and minority interest	3,518	4,460	9,394	9,414

Income tax benefit (provision)	8	(263)	(437)	(510)

Income before minority interest	3,526	4,197	8,957	8,904

Minority interest benefit (expense)	14	(128)	(119)	(229)

Net income	$3,540	$4,069	$8,838	$8,675

Allocable to general partners	$46	$53	$116	$114
Allocable to limited partners	3,494	4,016	8,722	8,561

Earnings per unit:
Basic	$0.76	$0.89	$1.91	$1.89
Diluted	$0.74	$0.86	$1.86	$1.83

Weighted average units outstanding:
Basic	4,641	4,596	4,638	4,578
Diluted	4,753	4,757	4,750	4,740

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Pope Resources
Six Months Ended June 30, 2006 and 2005

(Thousands)	2006	2005
Cash flows provided by operating activities
Net income	$8,838	$8,675
Add back (deduct) non-cash charges (credits):
Deferred revenue	941	(685)
Depletion	4,692	7,066
Equity based compensation	195	-
Depreciation and amortization	359	319
Deferred taxes	(19)	510
Minority interest	119	229
Cost of land sold	2,869	166
Change in working capital accounts:
Accounts receivable	(2,756)	(2,660)
Contracts receivable	(474)	(177)
Other current assets	129	114
Accounts payable	113	(82)
Accrued liabilities	(1,039)	(270)
Deposits	15	(5)
Environmental remediation	(105)	(362)
Other long term liabilities	103	(25)
Other	1	1
Net cash flows provided by operating activities	13,981	12,814

Cash flows from investing activities:
Capital expenditures	(5,816)	(1,691)
Purchase of short-term investments	(5,000)	(8,007)

Net cash used in investing activities	(10,816)	(9,698)

Cash flows from financing activities:
Option exercises	248	1,531
Repayment of operating line of credit	-	(758)
Tax benefit from equity based compensation	34	-
Minority interest distribution	(167)	(26)
Repayment of long-term debt	(1,623)	(1,667)
Unitholder distribution	(2,339)	(1,379)

Net cash used in financing activities	(3,847)	(2,299)

Net increase (decrease) in cash and cash equivalents	(682)	817
Cash and cash equivalents at beginning of year	3,361	757

Cash and cash equivalents at end of the six-month period	$2,679	$1,574

See accompanying notes to condensed consolidated financial statements.

POPE RESOURCES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2006

1.
The condensed consolidated financial statements as of June 30, 2006 and December 31, 2005 and for the three months (quarter) and six-month periods ended June 30, 2006 and June 30, 2005 have been prepared by Pope Resources, A Delaware Limited Partnership (“the Partnership”) pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The condensed consolidated financial statements are unaudited, but, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2005, is derived from the Partnership’s audited consolidated financial statements and notes thereto for the year ended December 31, 2005, and should be read in conjunction with such financial statements. The results of operations for the interim periods are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2006.

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

	Quarter Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted average units outstanding (in thousands):
Basic	4,641	4,596	4,638	4,578
Dilutive effect of unit options	112	161	112	162
Diluted	4,753	4,757	4,750	4,740

Options to purchase 258,000 units at prices ranging from $9.30 to $37.73 per unit were outstanding as of June 30, 2006. For computing the dilutive effect of unit options for the quarter ended June 30, 2006, options to purchase 1,100 units at prices ranging from $33.15 to $37.73 were not included in the calculation during the three and six-month periods ended June 30, 2006.

Options to purchase 293,000 units at prices ranging from $9.30 to $37.73 per unit were outstanding as of June 30, 2005. For computing the dilutive effect of unit options for the quarter ended June 30, 2005, options to purchase 457 units at prices ranging from $35.00 to $37.73 were not included in the calculation because the option exercise prices were greater than the average market prices of units during the period. For the six-month period ended June 30, 2005, options to purchase 298 units at prices ranging from $36.82 to $37.73 were not included in the calculation during the three and six-month periods ended June 30, 2005.

4.
Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) Share Based Payment (SFAS No. 123R) using the modified prospective approach and accordingly have not restated prior period results. SFAS 123R established the accounting for equity instruments exchanged for employee services. Under SFAS 123R, share-based compensation cost is measured at the grant date based on the calculated fair value of the award. We have also changed our accounting for equity-based compensation awarded to retirement eligible directors and employees to expense the award over the lesser of vesting period or the period between the grant date and eligibility for retirement. The impact of the adoption of SFAS 123R on our earnings was $100,000 or $.03 per diluted unit for the quarter ended June 30, 2006, and $249,000 or $.06 per diluted unit for the six months ended June 30, 2006, which includes $70,000 of expense related to the treatment of the 2006 restricted unit grant to retirement eligible employees and board members.

Prior to the adoption of SFAS No. 123R, we accounted for equity based compensation granted to employees in accordance with Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations. The following table presents the impact of our adoption of SFAS 123R on selected line items from our condensed consolidated statement of earnings for the quarter and six-month periods ended June 30, 2006 (in thousands, except per unit amounts):

	For the Quarter		For the Six Months
	Ended June 30, 2006		Ended June 30, 2006
	Following	If Reported	Following	If Reported
	FAS 123R	Following APB 25	FAS 123R	Following APB 25
Condensed statement of earnings:
Operating profit	$3,735	$3,835	$9,920	$10,169

Income before income taxes
and minority interest	$3,518	$3,618	$9,394	$9,643

Net income	$3,540	$3,640	$8,838	$9,087

Earnings per unit:
Basic	$0.76	$0.78	$1.91	$1.96
Diluted	$0.74	$0.77	$1.86	$1.92

In 2005, we adopted the 2005 Unit Incentive Plan. Following adoption of this new plan the Board of Directors began issuing restricted units instead of unit options as its primary method of granting equity based compensation. Units issued as a result of option exercises and restricted unit grants are funded through the issuance of new units. As of June 30, 2006, total compensation expense related to non-vested awards not yet recognized was $914,000 with a weighted average 41 months remaining to vest.

In addition to accounting and disclosure presented in accordance with Accounting Principles Board (APB) No. 25, we also provided the disclosures required under SFAS No. 123, Accounting for Stock Based Compensation (SFAS No. 123) as amended by SFAS No. 148, Accounting for Stock Based Compensation - Transition and Disclosures. As a result, no expense was reflected in our net income for the period ended June 30, 2005 for unit options, as all options granted had an exercise price equal to the market value of the underlying units on the grant date.

The table below reflects our proforma net income per share for the period shown had compensation for unit options been determined based on the fair value at the grant date, consistent with the methodology prescribed under SFAS No. 123:

	Quarter ended	Six months ended
	June 30,	June 30,
(In thousands except per unit amounts)	2005	2005

Net income as reported	$4,069	$8,675

Compensation expense recognized	-	-

Subtract proforma compensation
expense under SFAS 123	(35)	(70)

Proforma net income under SFAS 123	$4,034	$8,605

As reported:
Basic	$0.89	$1.89
Diluted	$0.86	$1.83

Proforma net income per unit:
Basic	$0.88	$1.88
Diluted	$0.85	$1.82

The fair value of options was calculated using the Black-Scholes option-pricing model, with the following assumptions during the second quarter of 2005:

2005
Expected life	5 years
Risk free interest rate	4.00% - 4.49%
Dividend yield	1.2% - 1.6%
Volatility	25.0% - 27.5%
Weighted average value	$8.46

The expected life was determined using our experience, the volatility was determined using the historical average volatility of the Partnership’s units and the risk free interest rate represents the yield on a treasury note.

Restricted Units:
Pope Resources changed the primary form of equity compensation from unit options to restricted units upon adoption of the 2005 Unit Incentive Plan. The Human Resources Committee makes awards of restricted units to directors and senior managers of the Partnership and its subsidiaries. The restricted unit grants ordinarily vest over four years and are compensatory in nature. Restricted unit awards entitle the recipient to full distribution rights during the vesting period but are restricted from disposition and may be forfeited until the units vest. The fair value, as calculated using the intrinsic value method, is charged to income over the vesting period.

Restricted unit activity for the first six months of 2006 was as follows:

		Weighted Average
		Grant date
	Units	Fair Value ($)
Outstanding at December 31, 2005	20,000	33.44
Grants	19,000	34.75
Forfeited	(1,500)	33.44
Outstanding at March 31, 2006	37,500	34.10
No activity	-	-
Outstanding at June 30, 2006	37,500	34.10

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

Unit option activity for the first six months of 2006 was as follows:

	Options	Price ($)
Unvested at December 31, 2005	77,500	13.02
Vested at December 31, 2005	200,500	16.57
Outstanding at December 31, 2005	278,000	15.58
Activity Q1 2006:
Forfeitures	(4,800)	12.00
Exercises	(12,000)	12.44
Oustanding at March 31, 2006	261,200	15.79
Vesting during the quarter	33,012	13.12
Vested at March 31, 2006	221,512	16.28
Unvested at March 31, 2006	39,688	13.06
Activity Q2 2006:
Exercises	(3,450)	12.58
Outstanding at June 30, 2006	257,750	15.83
Vested at June 30, 2006	218,062	16.34
Unvested at June 30, 2006	39,688	13.06

The aggregate intrinsic value of all options outstanding at June 30, 2006 was $3.5 million. The aggregate intrinsic value of all exercisable options at June 30, 2006 was $3.2 million. The total intrinsic value of options exercised was $72,000 and $331,000 during the three-month and six-month periods ended June 30, 2006, respectively. The weighted average remaining contractual term for all outstanding options at June 30, 2006 was 5.3 years. The weighted average remaining contractual term for all exercisable options at June 30, 2006 was 5.5 years.

The total fair value of units vested as of June 30, 2006 was $927,000. There were 1,085,815 and 1,073,115 units available for issuance under the 2005 Unit Incentive Plan as of December 31, 2005 and June 30, 2006, respectively.

5.
Supplemental disclosure of cash flow information: For the six months ended June 30, 2006 and 2005, interest paid net of amounts capitalized amounted to $1,221,000 and $1,444,000, respectively. Income taxes paid for the six months ended June 30, 2006 and 2005 amounted to $182,000 and $4,000.

6.	Revenue, operating income, and EBITDDA which management uses as a measure of segment profit or loss for the quarters and six-month periods ended June 30, 2006 and 2005, by segment are as follows:

		Timberland
Three Months Ended	Fee	Management &	Real
June 30 (Thousands)	Timber	Consulting	Estate	Other	Consolidated
2006
Revenue internal	$10,451	$546	$4,626	$-	$15,623
Eliminations	(2)	(2)	(9)	-	(13)
Revenue external	10,449	544	4,617	-	15,610

Cost of sales	(5,368)	-	(3,046)		(8,414)

Operating expenses internal	(1,069)	(519)	(984)	(902)	(3,474)
Eliminations	2	12	(1)	-	13
Operating expenses external	(1,067)	(507)	(985)	(902)	(3,461)

Income (loss) from operations internal	4,014	27	596	(902)	3,735
Eliminations	-	10	(10)	-	-
Income (loss) from operations external	$4,014	$37	$586	$(902)	$3,735

EBITDDA reconciliation:
Minority interest	-	14	-	-	14
Depletion	2,119	-	-	-	2,119
Depreciation and amortization	62	20	43	50	175
EBITDDA	$6,195	$71	$629	$(852)	$6,043

2005
Revenue internal	$13,221	$1,845	$1,077	$-	$16,143
Eliminations	(1)	(2)	(9)	-	(12)
Revenue external	13,220	1,843	1,068	-	16,131

Cost of sales	(7,234)	-	(176)	-	(7,410)

Operating expenses internal	(1,048)	(1,043)	(700)	(847)	(3,638)
Eliminations	(8)	20	-	-	12
Operating expenses external	(1,056)	(1,023)	(700)	(847)	(3,626)

Income (loss) from operations internal	4,939	802	201	(847)	5,095
Eliminations	(9)	18	(9)	-	-
Income (loss) from operations external	$4,930	$820	$192	$(847)	$5,095

EBITDDA reconciliation:
Minority interest	-	(128)	-	-	(128)
Depletion	3,123		100	-	3,223
Depreciation and amortization	37	27	38	65	167
EBITDDA	$8,090	$719	$330	$(782)	$8,357

		Timberland
Six Months Ended	Fee	Management &	Real
June 30 (Thousands)	Timber	Consulting	Estate	Other	Consolidated
2006
Revenue internal	$24,175	$2,587	$4,970	$-	$31,732
Eliminations	(2)	(19)	(18)	-	(39)
Revenue external	24,173	2,568	4,952	-	31,693

Cost of sales	(11,778)	-	(3,061)	-	(14,839)

Operating expenses internal	(2,165)	(1,257)	(1,645)	(1,906)	(6,973)
Eliminations	16	22	1	-	39
Operating expenses external	(2,149)	(1,235)	(1,644)	(1,906)	(6,934)

Income (loss) from operations internal	10,232	1,330	264	(1,906)	9,920
Eliminations	14	3	(17)	-	-
Income (loss) from operations external	$10,246	$1,333	$247	$(1,906)	$9,920

EBITDDA reconciliation:
Minority interest	-	(119)	-	-	(119)
Depletion	4,692	-	-	-	4,692
Depreciation and amortization	133	36	77	113	359
EBITDDA	$15,071	$1,250	$324	$(1,793)	$14,852

2005
Revenue internal	$26,883	$3,460	$2,465	$-	$32,808
Eliminations	-	(3)	(18)	-	(21)
Revenue external	26,883	3,457	2,447	-	32,787

Cost of sales	(14,767)	-	(447)	-	(15,214)

Operating expenses internal	(2,144)	(1,814)	(1,175)	(1,695)	(6,828)
Eliminations	-	19	2	-	21
Operating expenses external	(2,144)	(1,795)	(1,173)	(1,695)	(6,807)

Income (loss) from operations internal	9,972	1,646	843	(1,695)	10,766
Eliminations	-	16	(16)	-	-
Income (loss) from operations external	$9,972	$1,662	$827	$(1,695)	$10,766

EBITDDA reconciliation:
Minority interest and investment income	-	(229)	-	-	(229)
Depletion	6,961	-	105	-	7,066
Depreciation and amortization	68	48	69	134	319
EBITDDA	$17,001	$1,481	$1,001	$(1,561)	$17,922

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains a number of projections and statements about our expected financial condition, operating results, and business plans and objectives. These statements reflect our management's estimates based on our current goals, in light of currently known circumstances and management's expectations about future developments. Statements about expectations and future performance are “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Because these statements describe our goals, objectives and anticipated performance, they are inherently uncertain, and some or all of these statements may not come to pass. Accordingly, you should not interpret these statements as promises that we will perform at a given level or that we will take any or all of the actions we currently expect to take. Our future actions, as well as our actual performance, will vary from our current expectations, and under various circumstances these variations may be material and adverse. Some of the factors that may cause our actual operating results and financial condition to fall short of our expectations are set forth in the part of this report entitled “Item 1A: Risk Factors ” below and other factors discussed elsewhere in this report or in our annual report on Form 10-K for the fiscal year ended December 31, 2005. Other issues that may have an adverse and material impact on our business, operating results and financial condition are discussed in our other filings with the Securities and Exchange Commission. The forward-looking statements in this report reflect our estimates as of the date of the report, and we cannot undertake to update these statements as our business operations and environment change.

This discussion should be read in conjunction with the financial statements and related notes included with this report.

EXECUTIVE OVERVIEW

Pope Resources, A Delaware Limited Partnership (“we” or the “Partnership”), was organized in October 1985 as a result of a spin-off by Pope & Talbot, Inc. (“P&T”). The Partnership is engaged in three primary businesses. The first, and by far most significant, segment in terms of owned assets and operations is the Fee Timber segment. Operations in this segment consist of growing timber to be harvested as logs for sale to export and domestic manufacturers. The second most significant business in terms of total assets owned is the development and sale of real estate. Real Estate activities primarily take the form of securing permits and entitlements, and, in some cases, installing infrastructure for raw land development and then realizing that land’s value by selling parcels to buyers who may take the land further up the “value chain” ordinarily in smaller parcels either to home buyers or commercial property operators or lessors. Since these land projects span multiple years, the Real Estate segment may incur losses for multiple years until a major project is sold, which then results in operating income. Our third business is providing timberland-related services to third parties. These services may take the form of large-scale timberland management, forestry consulting, or acquisition or disposition services. We are currently managing nearly 300,000 acres of timberlands in Oregon for Cascade Timberlands LLC. Additionally, now that we have closed ORM Timber Fund I, LP, we are seeking to add to our timberland ownership, albeit indirectly, through the Partnership’s co-investment in the fund. Successful acquisitions by the fund would also result in additional management fees for the Timberland Management & Consulting segment.

Management’s major opportunity and challenge is to profitably grow our revenue base. For our Fee Timber and Timberland Management & Consulting segments, the revenue base is typically thought of in terms of acres owned or under management. Our Real Estate opportunities and challenges center on identifying properties in our portfolio of owned assets with potential development value. Once identified, we attempt to maximize that value through securing entitlements and, in some cases installing infrastructure, prior to selling the property.

RESULTS OF OPERATIONS

The following table reconciles and compares key revenue and cost elements that impact our net income for each of the quarter and six-month periods ended June 30, 2006 and June 30, 2005. In addition to the table’s detailed numeric analysis, the explanatory text that follows the table describes many of these changes by business segment:

QUARTER AND YEAR TO DATE VARIANCE ANALYSIS
(Amounts in $000's except per unit data)

	Quarter ended	Six months ended
Net income:	June 30, 2006 and 2005	June 30, 2006 and 2005
2nd Quarter 2006	$3,540	$8,838
2nd Quarter 2005	4,069	8,675
Variance	$(529)	$163

Detail of earnings variance:
Fee Timber
Log price realizations (A)	$433	$1,050
Log volumes (B)	(3,296)	(3,857)
Depletion	1,005	2,275
Production costs	862	714
Other Fee Timber	80	91
Timberland Management & Consulting		-
Management fee changes	(673)	(1,411)
Disposition fee changes	-	1,343
Other Timberland Management & Consulting	(110)	(266)
Real Estate		-
Environmental remediation liability	108	108
Land sales	707	(101)
Depletion	99	99
Other Real Estate	(520)	(686)
General & administrative costs	(55)	(211)
Interest expense	240	448
Other (taxes, minority int., interest inc.)	591	567
Total change in earnings	$(529)	$163

(A) Price variance calculated by extending the change in average realized price by current period volume.
(B) Volume variance calculated by extending change in sales volume by the average log sales price for the comparison period

Fee Timber

Fee Timber revenue is earned primarily from the harvest and sale of logs from the Partnership’s nearly 115,000 acres of fee timberland located in western Washington and, to a lesser extent, from leases of our timberland to sand and gravel pit operators and cellular communication tower purveyors. Revenue from the sales of timberland tracts will also appear periodically in results for this segment. Our Fee Timber revenue is driven primarily by the volume of timber harvested, which we ordinarily express in terms of millions of board feet, or “MMBF”, and by the average prices realized on log sales, which we express in dollars per thousand board feet, or “MBF”.

When discussing our Fee Timber operations, we compare current results to both the previous quarter and the corresponding quarter of the prior year. Both of these comparisons are made to help the reader gain an understanding of the trends in market price and harvest volumes that affect Fee Timber results of operations. Revenue and operating income for the Fee Timber segment for the quarters ended June 30, 2006, March 31, 2006 and June 30, 2005 are as follows:

Quarter Ended:	Log Sale Revenue	Mineral, Cell Tower & Other Revenue	Total Fee Timber Revenue	Operating Income
June 30, 2006	$10.0 million	$0.4 million	$10.4 million	$4.0 million
March 31, 2006	13.4 million	0.3 million	13.7 million	6.2 million
June 30, 2005	12.9 million	0.3 million	13.2 million	4.9 million

The decrease in revenue and operating income for the current quarter relative to the first quarter of 2006 is primarily attributable to a 5.4 MMBF decrease in harvest volume. Harvest volume was accelerated in the first quarter of 2006 due to strong log markets. We have a continuing practice of front-loading our planned annual harvest activities because of management’s expectation that this strategy can optimize our Fee Timber revenue by concentrating harvest volume when log supplies in our market areas are restricted. Fee Timber revenue in the current quarter is $2.8 million lower than the comparable period in 2005 due to a 5.7 MMBF decline in harvest volume partially offset by higher prices in the current period. The decline in harvest volume for the quarter is consistent with our planned reduction in our annual harvest to 57 MMBF in 2006 from 74 MMBF in 2005.

Revenue and operating income for the Fee Timber segment for the six-month periods ended June 30, 2006 and 2005 were as follows:

Quarter Ended:	Log Sale Revenue	Mineral, Cell Tower & Other Revenue	Total Fee Timber Revenue	Operating Income
June 30, 2006	$23.4 million	$0.8 million	$24.2 million	$10.2 million
June 30, 2005	26.2 million	0.7 million	26.9 million	10.0 million

In connection with a planned reduction for the year, harvest volume decreased 15% during the first six months of 2006 from the corresponding period in 2005. Harvests in 2005 included volume from two timberland acquisitions acquired in 2004 with a large component of merchantable timber that was liquidated to recoup most, if not all, of the purchase prices paid. A partial offset to this downward impact when comparing revenue between periods was an increase in average price realized from $578/MBF in 2005 to $606/MBF in 2006. Operating income increased despite this decrease in harvest volume due to a $2.3 million decrease in depletion expense. Depletion expense in 2005 was high relative to the current period because of harvest from one of our 2004 timberland acquisitions, which had a separate, higher-cost depletion pool. The proportion of volume harvested from that separate depletion pool has declined in 2006.

Log Volume

The Partnership harvested the following log volumes from its timberlands for the quarters ended June 30, 2006, March 31, 2006, and June 30, 2005 and the six-month periods ended June 30, 2006 and 2005:

Log volumes (MBF):	Quarter Ended
Sawlogs	June-06	% Total	March-06	% Total	June-05	% Total
Douglas-fir	11,842	71%	16,440	75%	12,195	55%
Whitewood	1,149	7%	1,997	9%	4,113	18%
Cedar	227	1%	359	2%	1,730	8%
Hardwoods	1,144	7%	562	2%	1,299	6%
Pulp
All Species	2,288	14%	2,675	12%	3,026	13%
Total	16,650	100%	22,033	100%	22,363	100%

Log volumes (MBF):	Six Months Ended
Sawlogs	June-06	% Total	June-05	% Total
Douglas-fir	28,282	73%	25,876	57%
Whitewood	3,145	8%	7,528	17%
Cedar	586	2%	3,208	7%
Hardwoods	1,706	4%	2,788	6%
Pulp
All Species	4,964	13%	5,963	13%
Total	38,683	100%	45,363	100%

Through June 30, 2006, we have harvested 68% of our targeted 57 MMBF annual harvest for this year. Our Hood Canal tree farm is located at relatively low elevations where harvest activities can be completed year around, allowing us to take advantage of a slight premium on our log sales when other tree farms cannot be harvested due to adverse weather conditions. As we did in early 2005, we took advantage of attractive log prices in the first half of 2006, by increasing the proportion of our total annual harvest volume taken early in the year. Harvest activities in the second quarter of 2006 were moderated from the first quarter resulting in a decline in harvest volume from the first-quarter of 2006. Our harvest mix in the second and first quarters of 2006 consisted predominantly of Douglas-fir, whereas in each of 2005’s quarters we harvested more hardwoods and lower-grade softwoods. The species mix harvested in 2005 was impacted more significantly than was the case in 2006 by harvest units located on timberland acquired in 2004 which included a large component of cedar and whitewood.

Log Prices

While harvest volume is largely within management’s control, one additional factor that impacts our Fee Timber income is the price we realize upon selling our logs into the market. As noted above, we try to maximize Fee Timber revenue by accelerating harvest volumes during times of attractive log markets. However, log prices are a result of a broader range of economic and political factors and are largely beyond our ability to control, except at the margins. We realized the following log prices from our fee timberlands for the quarters ended June 30, 2006, March 31, 2006 and June 30, 2005 and the six-month periods ended June 30, 2006 and 2005:

	Quarter Ended
	30-Jun-06	31-Mar-06	30-Jun-05
Average price realizations (per MBF):
Sawlogs
Douglas-fir	$665	$681	$644
Whitewood	452	439	487
Cedar	1,182	873	981
Hardwoods	670	598	563

All Species	260	251	205
Pulp
Overall	603	608	577

	Six Months Ended
	30-Jun-06	June-05
Average price realizations (per MBF):
Sawlogs
Douglas-fir	$675	$644
Whitewood	443	480
Cedar	993	943
Hardwoods	646	597
Pulp
All Species	255	212

Overall	606	578

Douglas-fir: Douglas-fir represents the primary tree species growing on our timberlands and this species is noted for its structural characteristics that make it generally preferable to other softwoods and hardwoods for the production of construction grade lumber and plywood. The price realized on Douglas-fir logs decreased 2% for the current quarter versus the first quarter of 2006 and increased 3% from the comparable quarter in 2005. The modest decrease in Douglas-fir log price realized in the second quarter of 2006 compared to the first quarter of 2006 is attributed to the seasonal increase in local log supply and a softening in the lumber market which can result in downward pressure on log prices. On a year-to-date basis Douglas-fir prices have increased nearly 5%. New mill capacity has resulted in increased demand that corresponds to increased price support for delivered Douglas-fir log volume. Management expects third quarter 2006 Douglas-fir bid prices will be largely consistent with the current quarter.

Whitewood: “Whitewood” is a term used to describe several softwood species, but for us primarily refers to western hemlock. Though generally considered to be of a lower quality than Douglas-fir, these logs are also used for manufacturing construction grade lumber and plywood. The average price realized on whitewood increased 3% for the current quarter in 2006 versus the first quarter of 2006 and decreased 7% from the comparable quarter in 2005. Harvest volume in 2005 included a large component of high quality whitewood sawlogs from the 2004 timberland acquisition which increased our average price realization in prior year. Management expects that whitewood prices for third quarter 2006 will be consistent with the current quarter.

Cedar: Cedar prices have increased 35% in the current quarter versus the first quarter of 2006 and 20% from the comparable quarter in prior year. Cedar prices typically weaken in the winter months as demand declines, largely because cedar lumber is used primarily as fencing material. Peak demand for this product is in the summer months, with corresponding lower demand and log prices at the beginning and end of the calendar year. On a year-to-date basis, our realized cedar price has increased 5% from the prior year. The strong price realized in both the current quarter and for the first six months of 2006 reflects a general decline in cedar volume available in the Puget Sound area. A factor contributing to this decline in supply is a reduction in cedar imported from Canada. Canada has experienced weather related declines in timber harvest during 2006 resulting in less volume available for export to the Puget Sound market. Bids received for third quarter 2006 cedar volume have strengthened slightly from second quarter price levels.

Hardwood: “Hardwood” can refer to many different species, but on our tree farms primarily represents red alder and, to a lesser extent, large leaf maple. The price realized from the sale of red alder sawlogs has increased steadily over the last couple years as new red alder mills have opened to take advantage of strong lumber pricing attributable to the growing acceptance of solid sawn red alder lumber products. These mills manufacture lumber for use in furniture construction. The 12% increase in hardwood price realized in the current quarter relative to the first quarter of 2006 and the 19% increase over the price realized in the second quarter of 2005 is due to an increase in the quality of logs sold. On a year-to-date basis, our realized price for hardwood has increased 8% in 2006 from the prior year. This increase is also due to an increase in the quality of hardwood logs sold in the current year. Bids received for third quarter 2006 hardwood volume are consistent with the current quarter.

Pulp: Pulp refers to a lower quality log of any species that is manufactured into wood chips. These chips are used to manufacture many products including bleached pulp for paper production and kraft linerboard for bag and cardboard box production. The price realized from the sale of pulp logs is primarily driven by local pulp log inventories. Pulp prices in the current quarter increased nearly 4% from the first quarter of 2006 and 27% from the comparable period in prior year. On a year-to-date basis pulp prices are up 20% over the level realized during the first six months of 2005. The increases in pulp prices result from a decline in sawmill production. Strong log prices combined with a weakening market for lumber has resulted in an increase in sawmill downtime which has in turn reduced the supply of wood chips available to the Puget Sound market. Based on bids for pulp logs to be delivered during the third quarter of 2006 management expects a continued strengthening of this market due to tight inventories of wood chips.

Customers
The table below categorizes logs sold by customer type for the quarters ended June 30, 2006, March 31, 2006 and June 30, 2005 and for the six-month periods ended June 30, 2006 and 2005:

	Q2 2006		Q1 2006		Q2 2005
Destination	Volume*	Price	Volume*	Price	Volume*	Price
Domestic mills	12.7	$651	18.8	$657	18.9	$635
Export brokers	1.7	706	0.5	684	0.5	601
Pulp	2.3	260	2.7	251	3.0	205
Total	16.7	$603	22.0	$608	22.4	$577
* Volume in MMBF

	Six Months Ended
	30-Jun-06		30-Jun-05
Destination	Volume*	Price	Volume*	Price
Domestic mills	31.6	$655	37.3	$634
Export brokers	2.1	701	2.1	637
Pulp	5.0	255	6.0	212
Total	38.7	$606	45.4	$578
* Volume in MMBF

Over the last several years, a strong domestic market for high-quality “peeler” logs used for producing a range of products requiring veneer components has emerged that has shifted log volume away from an already diminished export market. Volume sold to domestic lumber mills represents 76% of volume sold in the second quarter of 2006, versus 85% for both the first quarter of 2006, and the comparable period in 2005. The decrease in the proportion of log volume sold to domestic mills in the second quarter of 2006 relative to both the first quarter of 2006 and the comparable quarter in 2005 is due to some strengthening of the log export market relative to the price that domestic mills pay for the same export-quality log. The proportion of log volume sold to export brokers is more consistent when comparing year-to-date results in 2006 and 2005.

Cost of Sales

Cost of sales for the Fee Timber segment consists of harvest and haul costs and depletion expense. Harvest and haul costs represent the direct cost incurred to convert standing timber into logs and deliver those logs to their point of sale. Depletion expense represents the estimated cost of acquiring and growing the harvested timber. The applicable depletion rate is derived by dividing the aggregate cost of timber and capitalized road expenditures by the estimated volume of merchantable timber available for harvest at the beginning of that year. The depletion rate is then applied to the volume harvested in a given period to calculate depletion expense for that period. Fee Timber cost of sales for the quarters ended June 30, 2006, March 31, 2006, and June 30, 2005 and the six-month periods ended June 30, 2006 and 2005 are as follows:

Quarter Ended:	Harvest, Haul and Other	Depletion	Total Cost of Sales
June 30, 2006	$3.3 million	$2.1 million	$5.4 million
March 31, 2006	3.8 million	2.6 million	6.4 million
June 30, 2005	4.1 million	3.1 million	7.2 million

Six Months Ended:	Harvest, Haul and Other	Depletion	Total Cost of Sales
June 30, 2006	$7.1 million	$4.7 million	$11.8 million
June 30, 2005	7.8 million	7.0 million	14.8 million

Quarter Ended:	Harvest and Haul per MBF	Depletion per MBF	Total Cost of Sales
June 30, 2006	$195	$127	$322
March 31, 2006	174	117	291
June 30, 2005	184	140	324

Six Months Ended:	Harvest and Haul per MBF	Depletion per MBF	Total Cost of Sales
June 30, 2006	$184	$121	$305
June 30, 2005	173	153	326

Cost of sales has decreased in the second quarter of 2006 versus the first quarter of 2006 and the comparable period in prior year. These decreases are due in part to declines in harvest volume to 16.7 MMBF in the current quarter from 22.0 MMBF in the first quarter of 2006 and 22.4 MMBF in the second quarter of 2005, respectively. In addition to the change in harvest volume, cost of sales in the second quarter of 2005 included a higher proportionate component of volume harvested from a separate, high-rate depletion pool that also contributed to an abnormally elevated cost of sales in that prior year period. The separate depletion pool was created following a fourth quarter 2004 timberland acquisition, and applied only to timber harvested from that property based on the acquisition cost of that property and the property’s timber available for harvest. On a year-to-date basis, cost of sales has decreased $3.0 million from 2005 to 2006 with the decline also due to reductions in harvest volume and a decrease in average depletion rate discussed above. Harvest volume decreased to 38.7 MMBF from 45.4 MMBF for the first six months of 2006 and 2005, respectively. Year-to-date harvest volume from the separate depletion pool decreased to 6.2 MMBF in 2006 from 12.4 MMBF for the first six months of 2005. These two factors combined to result in a decrease in year-to-date depletion expense from $153/MBF for 2005 to $121/MBF for 2006.

Harvest and haul costs per MBF have increased in the second quarter of 2006 from both the first quarter of 2006 and 2005’s comparable period. Harvest costs vary based upon the physical site characteristics of the specific acres harvested during the period. For example, difficult-to-access sites or those located on steep hillsides are more expensive to harvest. Furthermore, haul costs vary based upon the distance between the harvest area and the mill customer’s location. Harvest and haul costs increased from the first quarter of 2006 due to an increase in harvest units located on more difficult to access property relative to the first quarter of 2006. Harvest and haul costs per MBF have increased from the comparable quarter in prior year due to a combination of more difficult to access harvest units and an increase in fuel costs. On a year to date basis the per MBF cost of harvest and haul costs have increased $11/MBF due primarily to the increase in fuel costs. Fuel costs impact both the cost of hauling logs to customers and the cost of operating the equipment used to harvest and manufacture logs. We expect high fuel costs to continue to impact harvest and haul costs for the balance of the year.

Depletion expense for the quarters ended June 30, 2006, March 31, 2006, and June 30, 2005 was calculated as follows:

	Quarter ended June 30, 2006
	Pooled	Separate	Combined
Volume harvested (MBF)	13,685	2,965	16,650
Rate/MBF	$69	$397	$127
Depletion expense	$942,000	$1,177,000	$2,119,000

	Quarter ended March 31, 2006
	Pooled	Separate	Combined
Volume harvested (MBF)	18,820	3,213	22,033
Rate/MBF	$69	$397	$117
Depletion expense	$1,299,000	$1,274,000	$2,573,000

	Quarter ended June 30, 2005
	Pooled	Separate	Combined
Volume harvested (MBF)	17,284	5,079	22,363
Rate/MBF	$72	$370	$140
Depletion expense	$1,246,000	$1,879,000	$3,125,000

	Six Months Ended June 30, 2006
	Pooled	Separate	Combined
Volume harvested (MBF)	32,505	6,178	38,683
Rate/MBF	$69	$397	$121
Depletion expense	$2,242,000	$2,450,000	$4,692,000

	Six Months Ended June 30, 2005
	Pooled	Separate	Combined
Volume harvested (MBF)	32,965	12,398	45,363
Rate/MBF	$72	$370	$153
Depletion expense	$2,376,000	$4,586,000	$6,962,000

As noted above, we created a separate depletion cost pool in the fourth quarter of 2004 for a particular timberland acquisition because of a different acquisition cost for the amount of harvestable timber. This separate depletion cost pool carries a higher depletion rate than is applicable to our combined depletion cost pool. The calculations outlined above point out the significant role that the separate depletion cost pool for timber acquired in late 2004 plays in defining the aggregate rate for each period described above. For example, as the proportionate harvest volume from the separate depletion cost pool increased in the second quarter of 2006 relative to the first quarter of 2006 the aggregate weighted average depletion rate increased to $127/MBF from $117/MBF. The depletion rate used for the separate depletion pool increased in 2006 from 2005 due to a decline in the estimated timber volume available for harvest from this particular timber tract.

Operating Expenses

Fee Timber operating expenses for each of the quarters ended June 30, 2006, March 31, 2006, and June 30, 2005 were $1.1 million. Operating expenses for both the six-month periods ended June 30, 2006 and June 30, 2005 were $2.1 million. Operating expenses include management, silviculture and the cost of both maintaining existing roads and building temporary roads required for harvest activities.

Timberland Management & Consulting

Revenue and operating income for the Timberland Management & Consulting segment for the quarters and six-month periods ended June 30, 2006 and 2005 were as follows:

Quarter Ended:	Revenue	Operating Income
June 30, 2006	$0.5 million	$0.0 million
June 30, 2005	1.8 million	0.8 million

Six Months Ended:	Revenue	Operating Income
June 30, 2006	$2.6 million	$1.3 million
June 30, 2005	3.5 million	1.7 million

Revenue and operating income for the quarter ended June 30, 2006 were $544,000 and $37,000, respectively, which represents respective $1.3 million and $783,000 declines from the comparable period in 2005. The decrease in revenue and operating income is due to a decline in acres under management for our primary timberland management client. On a year-to-date basis, revenue and operating income declined $889,000 and $329,000, respectively, between 2005 and 2006. This decline is also due to a drop in acres under management for our primary timberland management client, partially offset by a disposition fee earned in the first quarter of 2006. Revenue and operating income in 2005 were primarily generated through providing timberland management and consulting services to this same timberland management client. Operating results for all periods presented include costs related to our private equity timber fund.

On August 1, 2005, we announced that management had obtained capital commitments of $61.8 million, of which the Partnership has committed $12.4 million, for the launch of a private equity timber fund. Olympic Resource Management LLC is the general partner for the fund and the Partnership is a limited partner. We are actively searching for timber properties for the fund to acquire and have placed bids on a number of timber properties. Due to the strong market for timberland we have not yet successfully placed any of the committed capital from the private equity timber fund.

Operating Expenses

Timberland Management & Consulting operating expenses for the quarters ended June 30, 2006 and 2005 were $507,000 and 1.0 million, respectively. Operating expenses for the six-month periods ended June 30, 2006 and 2005 were $1.2 million and 1.8 million, respectively. The decrease in operating expenses is attributable to the reduction in acres we manage for our primary client as a result of timberland sales and a reduction in operating expenses associated with the timber fund.

Real Estate

The Partnership’s Real Estate segment consists primarily of revenue from the sale of land together with residential and commercial property rents. The Partnership’s real estate holdings are located primarily in Pierce, Kitsap, and Jefferson Counties in Washington State.

Revenue and operating income for the Real Estate segment for the quarters ended June 30, 2006 and 2005 were as follows:

Quarter Ended:	Revenue	Operating Income
June 30, 2006	$4.6 million	$0.6 million
June 30, 2005	1.1 million	0.2 million

Six Months Ended:	Revenue	Operating Income
June 30, 2006	$5.0 million	$0.2 million
June 30, 2005	2.4 million	0.8 million

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

Real Estate revenue for the quarter and six-month periods ended June 30, 2006 and 2005 consist of the following:

For the three months ended:

Description	Revenue	Gross Margin	Acres Sold	Revenue/Acre	Gross Margin/ Acre
Rural Residential	$935,000	$776,000	240	$3,896	$3,233
Commercial	3,427,000	540,000	21	161,651	25,472
Rentals	255,000	255,000	NA	NA	NA
June 30, 2006 Total	$4,617,000	$1,571,000	261	$16,700	$5,038

Rural Residential	$585,000	$523,000	145	$4,034	$3,607
Other land sale	220,000	106,000	15	14,667	7,067
Rentals	230,000	230,000	NA	NA	NA
Other	33,000	33,000	NA	NA	NA
June 30, 2005 Total	$1,068,000	$892,000	160	$5,031	$3,931

For the six months ended:

Description	Revenue	Gross Margin	Acres Sold	Revenue/Acre	Gross Margin/ Acre
Rural Residential	$990,000	$827,000	250	$3,960	$3,308
Commercial	3,483,000	585,000	21	164,292	27,594
Rentals	479,000	479,000	NA	NA	NA
June 30, 2006 Total	$4,952,000	$1,891,000	271	$16,493	$5,206

Rural Residential	$1,754,000	$1,371,000	275	$6,378	$4,985
Other land sale	220,000	106,000	15	14,667	7,067
Rentals	433,000	433,000	NA	NA	NA
Other	40,000	40,000	NA	NA	NA
June 30, 2005 Total	$2,447,000	$1,950,000	290	$6,807	$5,093

Revenue and operating income for the Real Estate segment were higher in the second quarter of 2006 compared to the comparable period in 2005 due primarily to the timing of land sales. Commercial land sales include the sale of 11 acres from the Gig Harbor property to the YMCA of Pierce County and 10 acres near our headquarters building sold to the City of Poulsbo. We were obligated under the YMCA purchase and sale agreement to complete several infrastructure projects. Accordingly, we deferred $528,000 of revenue from this transaction and will recognize that revenue as the infrastructure projects are completed. Our rural residential properties ordinarily consist of timber properties that are converted to development properties. We have a number of both Rural Residential and Commercial land transactions scheduled to close over the remainder of the year pending the satisfaction of the various closing conditions applicable to each such sale.

At our development property in Gig Harbor, Washington, Costco Wholesale Corporation, Northwest Capital Investors (“NCI”), and a subsidiary of the Partnership, Olympic Property Group (“OPG”) submitted detailed applications with the City of Gig Harbor for a 25-acre retail shopping center on OPG’s Harbor Hill project. The applications submitted to the City of Gig Harbor are for site plan review and a site plan for a proposed Costco store, along with more than five acres of additional multi-tenant retail space. We expect our next closings from the Gig Harbor property to be on the 25-acre retail site during the second half of 2006 with Costco Wholesale Corporation for 17.5 acres, to be followed later with the sale to NCI for 2.6 acres out of the additional multi-tenant retail space.

Our rural residential lot program produces lots from 5 to 80 acres in size, based on underlying zoning densities. This type of program typically entails an entitlement effort more modest in scale, usually involving simple lot segregations and boundary line adjustments. Development activities include road building, surveying, and utilities installation. We anticipate selling approximately 250 acres annually in this program. We exceeded this 250-acre figure in 2005 and expect to exceed the figure again in 2006 due to the strong market for land in the Puget Sound region.

Our 263-acre planned development in the City of Bremerton, Washington includes 60 acres of industrial and 203 acres of residential uses. We are currently under contract to sell the 203-acre residential portion of this property with an anticipated closing during the second half of 2006. A condition of closing this sale is to build a road providing access to the property. This road will additionally provide access to and increase the value of the property’s industrial portion.

Cost of Sales

Real Estate cost of sales for the quarters ended June 30, 2006 and 2005 were $3.0 million and $176,000, respectively. On a year-to-date basis, cost of sales was $3.1 million and $447,000 for the six-month periods ended June 30, 2006 and 2005, respectively. Cost of sales in the second quarter of 2006 represents the cost basis of the YMCA and Poulsbo land sales as well as two Rural Residential land sales. Cost of sales related to the transactions we anticipate closing during the second half of 2006 are expected to have a lower cost of sales as a proportion of revenue which translated to a higher gross margin resulting from these planned sales.

Operating Expenses

Real Estate operating expenses for the quarters ended June 30, 2006 and 2005 were $985,000 and $700,000, respectively. For the six-month periods ended June 30, 2006 and 2005 operating expenses were $1.6 million and $1.2 million, respectively. Higher operating expenses in the Real Estate segment are due to costs incurred in connection with planning the future development of the Port Gamble townsite. These costs are currently being expensed, versus capitalized to the townsite, as they represent development planning costs. An additional factor contributing to the cost increase is higher personnel costs incurred to meet a heightened activity level surrounding our development properties over the last couple years due to accelerated market interest in developable land generally, with particularly more intense development activities at the Gig Harbor property.

Environmental Remediation

The Partnership has accrued liabilities for environmental cleanup of $53,000 and $158,000 as of June 30, 2006 and December 31, 2005, respectively. This accrual represents our estimated share of the liability for environmental clean up activities in and around the Port Gamble townsite following a negotiated settlement with Pope & Talbot in 2002. Current activities at the site include monitoring to determine if prior clean up activities were effective. Activity in the environmental remediation liability is detailed as follows:

	Balances at the Beginning of the Period	Additions to Accrual	Expenditures for Monitoring and Remediation	Balances at the End of the Period
Year Ended December 31, 2005	$474,000	$198,000	$514,000	$158,000
Quarter ended March 31, 2006	158,000	-	69,000	89,000
Quarter ended June 30, 2006	$89,000		36,000	53,000

We believe that the current liability is adequate to meet our share of the anticipated costs of remediation; however, we have, from time to time in the past, discovered additional facts that have led us to take charges against operating income in order to increase this liability, and if we discover new facts in the future we may be required to take similar charges in future periods.

General and Administrative (G&A)

G&A expenses for the quarters ended June 30, 2006 and 2005 were $902,000 and $847,000, respectively. For the six months ended June 30, 2006 and 2005 G&A expenses were $1.9 million and $1.7 million, respectively. The increase in G&A expenses in 2006 is due in large part to charges of $51,000 and $165,000, respectively, for the three-month and six-month periods ended June 30, 2006 that reflect the recognition over the service period of the estimated value of certain equity based compensation arrangements recognized following our adoption of SFAS No. 123R.

Interest Income and Expense

Interest income for the quarter ended June 30, 2006 increased to $252,000 from $74,000 for the corresponding period of 2005. On a year-to-date basis, interest income increased to $471,000 from $93,000 for the corresponding period in 2005. The increase in interest income is due to higher cash and short-term investments balances and, to a lesser extent, an increase in interest rates earned on these short-term investments.

Interest expense for the three-month periods ended June 30, 2006 and 2005 was $469,000 and $709,000, respectively. On a year-to-date basis, interest expense decreased to $997,000 from $1.4 million for the corresponding period in 2005. The Partnership’s debt consists primarily of mortgage debt with a fixed interest rate. The decrease in interest expense is due to the capitalization of interest expense of $196,000 for the quarter and $362,000 for the six-month period ended June 30, 2006. Interest expense is being capitalized to the long-term development project at Gig Harbor as development activities have increased on this project in 2006.

Income Tax

Pope Resources is a limited partnership and is, therefore, not subject to federal income tax. Taxable income/loss is reported to unitholders each year on a Form K-1 for inclusion in each unitholder’s tax return. Pope Resources does have corporate subsidiaries, however, that are subject to income tax.

For the quarter ended June 30, 2006 the Partnership recorded a tax benefit of $8,000, as compared to $263,000 of tax expense for the corresponding period in 2005. The decrease in tax expense is due to the decline in acres managed by the Timberland Management & Consulting segment and the resultant reduction in that segment’s operating income. On a year-to-date basis, income tax expense was $437,000 and $510,000 for the periods ended June 30, 2006 and 2005, respectively. Income tax expense recorded in 2006 was recorded in the first quarter as a result of the disposition fee earned. The decline in income tax expense on a year-to-date basis is also due to fewer acres under management.

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

Current activities of the IPMB are contained in the Timberland Management & Consulting segment, which includes timberland consulting, management, and expenses associated with the launch of a private equity timber fund. Minority interest allocation of income in the second quarter of 2006 and 2005 was a benefit of $14,000 and expense of $128,000, respectively. On a year to date basis, minority income allocation was $119,000 and $229,000, respectively. The decrease in minority interest allocation is due to the decline in acres under management in the Timberland Management & Consulting segment.

Analysis of Operating Income

The following table sets forth expenses as a percentage of revenue for the quarters and six-month periods ended June 30, 2006 and 2005:

	Quarter ended June 30,		Six months ended June 30,
	2006	2005	2006	2005
Revenues	100%	100%	100%	100%
Cost of sales	54	46	47	46
Operating expenses	16	17	16	16
General, and administrative expenses	6	5	6	5
Operating income	24%	32%	31%	33%

Cost of sales includes the cost of purchasing and producing tangible goods for sale. In addition to depletion associated with timber production levels, cost of sales for the Partnership will fluctuate due to the mix of revenue between the sale of tangible goods and revenue generated from providing services. Cost of sales as a percentage of revenue increased 8 percentage points from 46% in the second quarter of 2005 to 54% for the second quarter of 2006. The increase in cost of sales as a percentage of revenue is attributable to cost of sales resulting from Real Estate closings in 2006 that carried a relatively high proportion of cost of sales and the decrease in revenue generated from the Timberland Management & Consulting segment that does not generate a corresponding amount of cost of sales. As the relative portion of revenue generated from Fee Timber and Real Estate increases, cost of sales as a percentage of overall revenue tends to increase as well. On a year-to-date basis the increase in cost of sales as a percentage of revenue is much less pronounced due to a disposition fee earned in the first quarter of 2006 that did not have offsetting cost of sales.

Operating expenses consist of salary and other costs directly attributable to revenue-generating activity. As a percentage of revenue, operating expenses decreased 1% for the quarter ended June 30, 2006 when compared to the comparable period in 2005. The decrease in operating expenses as a percentage of revenue is primarily due to the increase in revenue generated from the Real Estate segment in the current quarter without a corresponding increase in operating expense.

G&A expenses as a percentage of revenue for the quarter ended June 30, 2006 increased by 1 percentage point to 6% from the corresponding period in 2005 on both a quarter and year-to-date basis. This increase results from an increase in G&A expenses combined with a decline in revenue. In raw dollar terms, G&A expenses increased in 2006 from 2005 due primarily to recognition of $51,000 and $165,000 of equity compensation for the three-month and six-month periods ended June 30, 2006, respectively. Recognition of this compensation cost followed our implementation of SFAS No. 123R.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Liquidity and Capital Resources

We ordinarily finance our business activities using funds from operations and, where appropriate in management’s assessment, bank lines of credit. Funds generated internally from operations and externally through financing are expected to provide the required resources for the Partnership's currently anticipated capital expenditures. The Partnership’s debt-to-total-capitalization ratio as measured by the book value of equity was 31% at June 30, 2006 versus 35% as of June 30, 2005. Management considers capital resources to be adequate for its current plans. The Partnership’s debt consists primarily of a timberland mortgage with a fixed amortization schedule and loan term, which includes a prepayment penalty. In view of a cash and short-term investment balance of nearly $23 million at June 30, 2006, we have elected for the time being not to maintain a revolving line of credit. We will continue to monitor and forecast our expected cash requirements and re-establish a line of credit if management anticipates additional capital expenditures or a need for the additional liquidity.

In August 2005 we announced an increase in our quarterly unitholder distribution; the increase in this distribution resulted in an increase cash distributions to unit holders from $1.4 million, or $0.15 per diluted ownership unit, per quarter, to $2.3 million, or $0.25 per diluted ownership unit, per quarter.

On August 1, 2005 we announced the closing of ORM Timber Fund I, LP (the “Fund”), with a committed equity balance of $61.8 million, of which we have committed to invest $12.4 million. Now that the Fund is fully subscribed we are actively searching for suitable timber properties for the Fund to acquire. Pope Resources and the other limited partners in the Fund are required to contribute committed capital as properties are purchased by the Fund. If we are successful in locating suitable properties for the Fund, we will be required to contribute all or a portion of our investment commitment, which would have a corresponding impact on our available cash. The Fund will be consolidated into the Partnership’s financial statements.

Over the remaining nine months of 2006, management plans to harvest approximately 18 MMBF of timber for a total fiscal 2006 harvest of 57 MMBF. Since harvest plans are based on demand and pricing, actual harvesting may vary subject to management's ongoing review. The planned decrease in harvest volume in 2006, relative to the 74 MMBF harvested in 2005, will result in a decline in Fee Timber revenue. We expect this decline to be offset on a consolidated basis through planned Real Estate sales, particularly sales of portions of the Gig Harbor and Bremerton projects.

For the three months ended June 30, 2006, overall cash and cash equivalents decreased $682,000 versus an increase of $817,000 for the corresponding period in the prior year. Cash generated by operating activities increased to $14.0 million for the six-month period ended June 30, 2006 from $12.8 for the six-month period ended June 30, 2005. The increase in cash generated by operating activities primarily results from an increase in cash generated from the sale of development properties.

Cash used for investing activities increased to $10.8 million for the first six months of 2006 from $9.7 million for the comparable period in 2005. The increase in cash used for investing activities is due to an increase in capital expenditures for the Partnership’s development properties netted against a $3.0 million decline in the purchase of Auction Rate Securities. Investing activities in 2006 consist of the purchase of $5.0 million of auction rate securities and $5.8 million of capital expenditures. Year-to-date capital expenditures in 2006 consist of the following: $4.2 million of capitalized development costs at the Gig Harbor site; $362,000 of interest capitalized to the Gig Harbor project, $339,000 of capitalized development costs on the Partnership’s other development properties; $521,000 of reforestation and road building costs on the owned timberlands; $283,000 of capital improvements at the Port Gamble townsite; and $96,000 of other miscellaneous capital expenditures.

Investing activities in 2005 total $9.7 million and include $8 million of Auction Rate Securities and $1.7 million of capital expenditures. Capital expenditures consist of $567,000 of capitalized reforestation and road building costs; $705,000 of capitalizable entitlement costs on our development properties; $273,000 for purchase of trucks for our foresters; $135,000 of capital expenditures at the Port Gamble, Washington townsite; and $11,000 of miscellaneous capital additions.

Cash used in financing activities increased to $3.8 million from $2.2 million. This increase is due primarily to an increase in unitholder distributions and a decrease in cash generated by option exercises. Distributions increased from $0.10 per unit to $0.25 per unit in the third quarter of 2005.

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

Real Estate. While Real Estate results are not expected to be seasonal, the nature of the activities in this segment will likely result in periodic large transactions that will have significant positive impacts on both revenue and operating income of the Partnership in periods in which these transactions close, and relatively limited revenue and income or losses in other periods. While the “lumpiness” of these results is not primarily a function of seasonal weather patterns, we do expect to see some seasonal fluctuations in this segment because of the general effects of weather on Pacific Northwest development activities.

Capital Expenditures and Commitments

Based on management’s current estimates, total capital expenditures in 2006, excluding the planned investment in ORM Timber Fund I, LP, are expected to approximate $13.8 million, of which $4.1 million has been expended through June 30, 2006. These expected capital expenditures include $6.3 million related to the Real Estate project at Gig Harbor, Washington for roads, a community water tank, and water and sewer connections to the property and $3.0 million for the Bremerton West Hills property to construct a road which is a condition of closing for the residential portion of this property. Remaining planned capital expenditures are related to various property development projects, capitalized reforestation costs, and capital improvements at the Port Gamble townsite. The actual pace of the Gig Harbor and Bremerton expenditures will depend on how quickly we are able get approvals for our planned improvements at the sites. The Partnership expects that the sources of capital for currently anticipated expenditures will be generated internally through operations, and management expects to be able to obtain external financing to supplement available funds as necessary.

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

In October 2004 we acquired 1,339 acres of timberland that was substantially all merchantable timber. We created a separate cost pool for this acquisition with an initial depletion rate of $370 per MBF that is applied to timber harvested from these recently acquired acres. In January 2006, we adjusted this depletion rate to reflect the latest estimate of timber volume available for harvest on this property. As a result of this evaluation the depletion rate was increased to $397 per MBF.

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

Environmental Remediation: The environmental remediation liability represents estimated payments to be made to monitor (and remediate if necessary) certain areas in and around the townsite and millsite of Port Gamble, Washington. Port Gamble is a historic town that was owned and operated by P&T, a related party, until 1985 when the townsite and other assets were spun off to the Partnership. P&T continued to operate the townsite until 1996 and leased the millsite at Port Gamble through January 2002, at which point P&T signed an agreement with the Partnership dividing the responsibility for environmental remediation of Port Gamble between the two parties.

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

Property Development Costs: The Partnership is developing several master planned communities with the Gig Harbor and Bremerton projects being the most notable currently. Costs of development, including interest, are capitalized these projects and allocated to individual lots based upon their relative preconstruction value. This allocation of basis supports, in turn, the computation of those amounts reported as a current vs. long-term asset (“Land Held for Sale” and “Land Held for Development”, respectively). As lot sales occur, the allocation of these costs becomes part of cost of sales attributed to individual lot sales. Capitalized property development costs are classified as investing activities while cash generated from the sale of these properties is classified as an operating activity on our cash flow statement.

Percentage of Completion Revenue Recognition: The partnership accounts for revenue recognized from development sales consistent with Statement of Financial Accounting Standards No. 66 Accounting for Sales of Real Estate. When a real estate transaction is closed with significant outstanding obligations to complete infrastructure or other construction, revenue is recognized on a percentage of completion method by calculating a ratio of costs incurred to total costs expected. Revenue is deferred by the ratio of remaining costs to complete. As a result of this accounting the Partnership has deferred $528,000 of revenue related to the YMCA of Pierce County closing on the Gig Harbor project. The remaining costs are expected to be incurred by December 31, 2006 resulting in the recognition of revenue previously deferred.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Interest Rate Risk

As of June 30, 2006, the Partnership had $32.3 million of fixed-rate debt outstanding with a fair value of approximately $32 million based on the current interest rates for similar financial instruments. A change in the interest rate on fixed-rate debt will affect the fair value of the debt, whereas a change in the interest rate on variable-rate debt will affect interest expense and cash flows.

ITEM 4. CONTROLS AND PROCEDURES

The Partnership’s management maintains a system of internal controls, which management views as adequate to promote the timely identification and reporting of material, relevant information. Those controls include (1) requiring executive management and all managers in accounting roles to sign and adhere to a Code of Conduct and (2) implementation of a confidential hotline for employees to contact the Audit Committee directly with financial reporting concerns. Additionally, the Partnership’s senior management team meets regularly to discuss significant transactions and events affecting the Partnership’s operations. The Partnership’s President & CEO and Vice President & CFO (“Executive Officers”) lead these meetings and consider whether topics discussed represent information that should be disclosed under generally accepted accounting principles and the rules of the SEC. The Board of Directors of the Partnership’s general partner includes an Audit Committee. The Audit Committee reviews the earnings release and all reports on Form 10-Q and 10-K prior to their filing. The Audit Committee is responsible for hiring and overseeing the Partnership’s external auditors and meets with those auditors at least eight times each year. The Audit Committee also meets regularly in executive session outside the presence of the Executive Officers and other employees, including meeting in executive sessions with the Partnership’s certifying accountants four times each year.

Our Executive Officers are responsible for establishing and maintaining disclosure controls and procedures. They have designed such controls to ensure that others make all material information known to them within the organization. Management regularly evaluates ways to improve internal controls.

As of the end of the period covered by this quarterly report on Form 10-Q our Executive Officers completed an evaluation of the disclosure controls and procedures and have determined them to be functioning properly and effectively. We have made no changes to internal controls over financial reporting during the quarter that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Partnership may be subject to legal proceedings and claims that may have a material adverse impact on its business. Management is not aware of any current legal proceedings or claims that will have, individually or in the aggregate, a material adverse impact on its business, prospects, financial condition or results of operations.

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks and uncertainties, any one or more of which could impact our operating results and financial condition materially and adversely. Some of these risks are discussed in greater detail below, arranged according to business segment. In addition, we face a number of risks that affect our business generally. We compete against much larger companies in each of our business segments. These larger competitors may have access to larger amounts of capital and significantly greater economies of scale. Land ownership carries with it the risk of incurring liabilities due to accidents that take place on the land and previously undiscovered environmental contamination. The Partnership endeavors to maintain adequate accruals to reflect the cost of remediating known environmental contamination and other liabilities resulting from land ownership. However these estimates may prove to be inadequate as additional information is discovered. The operation of a tree farm and construction of infrastructure facilities on the Partnership’s development properties raises the risk of large liability claims resulting from accidents. A more thorough discussion of the risks and uncertainties that may affect our business is contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2005, and in our various other filings with the Securities and Exchange Commission. Readers should review these risks in deciding whether to invest in Partnership units, and should recognize that those factors are not an exhaustive list of risks that could cause us to deviate from management’s expectations. Readers also are cautioned that, in reviewing these risk factors, the factors contained in this report and in our other SEC filings are effective as of the date the filing was made, and we cannot undertake to update those disclosures.

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

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2006.

POPE RESOURCES,
A Delaware Limited Partnership

By: POPE MGP, Inc.
Managing General Partner

By: /s/ David L. Nunes
David L. Nunes
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Thomas M. Ringo
Thomas M. Ringo
Vice President and CFO
(Principal Accounting and Financial Officer)