Form 10-Q
period 2006-09-30
POPE RESOURCES LTD PARTNERSHIP
filed 2006-11-08
CIK 784011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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
Large Accelerated Filer Accelerated Filer X None Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-2 of the Exchange Act Yes ☐ No ☒

Partnership units outstanding at November 1, 2006: 4,683,121

Pope Resources
Index to Form 10-Q Filing
For the Quarter Ended September 30, 2006

P A R T I - FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

Pope Resources
September 30, 2006 and December 31, 2005

(Thousands)
	2006	2005

Assets
Current assets:
Cash and cash equivalents	$3,663	$3,361
Short-term investments	29,000	15,000
Accounts receivable	1,049	1,049
Land held for sale at cost	3,094	4,371
Current portion of contracts receivable	29	14
Prepaid expenses and other	587	336

Total current assets	37,422	24,131

Properties and equipment at cost:
Land held for development	12,746	9,661
Land and land improvements	15,261	15,542
Roads and timber (net of accumulated
depletion of $43,167 and $37,030)	47,467	53,019
Buildings and equipment (net of accumulated
depreciation of $6,598 and $6,488)	3,378	3,340

	78,852	81,562

Other assets:
Contracts receivable, net of current portion	1,151	483
Other	157	182

	1,308	665

Total assets	$117,582	$106,358

Liabilities and Partners' Capital
Current liabilities:
Accounts payable	$1,219	$1,147
Accrued liabilities	1,520	3,865
Current portion of long-term debt	1,342	1,602
Deferred revenue	1,336	304
Environmental remediation	129	152
Minority interest	271	325
Other current liabilities	68	59

Total current liabilities	5,885	7,454

Long-term debt, net of current portion	30,866	32,281
Other long term liabilities	324	218

Partners' capital (units outstanding 4,646 and 4,646)	80,507	66,405

Total liabilities and partners' capital	$117,582	$106,358

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

Pope Resources
For the Three Months and Nine Months Ended September 30, 2006 and 2005

(Thousands, except per unit data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Revenues	$18,024	$15,312	$49,717	$48,099
Cost of sales	(6,198)	(6,631)	(21,037)	(21,845)
Operating expenses	(2,448)	(3,038)	(7,476)	(8,042)
Environmental remediation	(114)	-	(114)	(108)
General and administrative expenses	(861)	(822)	(2,767)	(2,517)
Income from operations	8,403	4,821	18,323	15,587

Other income (expense):
Interest expense	(667)	(710)	(2,026)	(2,154)
Interest capitalized to development projects	218	-	580	-
Interest income	334	124	805	217
	(115)	(586)	(641)	(1,937)

Income before income taxes and minority interest	8,288	4,235	17,682	13,650

Income tax provision	(16)	(52)	(453)	(562)

Income before minority interest	8,272	4,183	17,229	13,088

Minority interest in IPMB benefit (expense)	7	(46)	(112)	(275)

Net income	$8,279	$4,137	$17,117	$12,813

Allocable to general partners	$107	$54	$221	$167
Allocable to limited partners	8,172	4,083	16,896	12,646

Earnings per unit:
Basic	$1.78	$0.90	$3.69	$2.79
Diluted	$1.74	$0.87	$3.60	$2.70

Distributions declared per unit	$0.28	$0.25	$0.78	$0.55

Weighted average units outstanding:
Basic	4,645	4,621	4,641	4,593
Diluted	4,769	4,773	4,760	4,742

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Pope Resources
Nine Months Ended September 30, 2006 and 2005

(Thousands)	2006	2005
Cash flows provided by operating activities:
Net income	$17,117	$12,813
Add back (deduct) non-cash charges (credits):
Deferred revenue	1,032	(695)
Depletion	5,970	9,690
Equity based compensation	346	14
Depreciation and amortization	534	482
Deferred taxes	(11)	594
Minority interest	112	275
Cost of land sold	4,837	344
Change in working capital accounts:
Accounts receivable	-	(1,361)
Contracts receivable	(683)	(164)
Other current assets	(241)	(15)
Accounts payable	72	622
Accrued liabilities	(678)	74
Deposits	10	(8)
Environmental remediation	(23)	(373)
Other long term liabilities	106	(25)
Other	2	1
Net cash flows provided by operating activities	28,502	22,268

Cash flows from investing activities:
Capital expenditures	(8,999)	(2,624)
Purchase of short-term investments	(14,000)	(14,000)

Cash used in investing activities	(22,999)	(16,624)

Cash flows from financing activities:
Repayment of operating line of credit	-	(759)
Tax benefit from equity based compensation	42	-
Minority interest distribution	(166)	(27)
Repayment of long-term debt	(1,675)	(1,856)
Unitholder distributions	(3,650)	(2,540)
Option exercises	248	1,790

Net cash used in financing activities	(5,201)	(3,392)

Net increase in cash and cash equivalents	302	2,252
Cash and cash equivalents at beginning of period	3,361	757

Cash and cash equivalents at end of the nine-month period	$3,663	$3,009

See accompanying notes to condensed consolidated financial statements.

POPE RESOURCES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2006

1.
The condensed consolidated financial statements as of September 30, 2006 and December 31, 2005 and for the three months (quarter) and nine-month periods ended September 30, 2006 and September 30, 2005 have been prepared by Pope Resources, A Delaware Limited Partnership (“the Partnership”) pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The condensed consolidated financial statements are unaudited, but, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2005, is derived from the Partnership’s audited consolidated financial statements and notes thereto for the year ended December 31, 2005, and should be read in conjunction with such financial statements. The results of operations for the interim periods are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2006.

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

	Quarter Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted average units outstanding (in thousands):
Basic	4,645	4,621	4,641	4,593
Dilutive effect of unit options	124	152	119	149
Diluted	4,769	4,773	4,760	4,742

Options to purchase 254,000 units at prices ranging from $9.30 to $37.73 per unit were outstanding as of September 30, 2006. For purposes of computing the dilutive effect of unit options for the quarter and nine months ended September 30, 2006, options to purchase 1,100 units at prices ranging from $33.15 to $37.73 were not included in the calculation because the options are antidilutive.

Options to purchase 277,000 units at prices ranging from $9.30 to $37.73 per unit were outstanding as of September 30, 2005. For purposes of computing the dilutive effect of unit options for the quarter and nine months ended September 30, 2005, options to purchase 927 units at prices ranging from $35.00 to $37.73 were not included in the calculation because the option are antidilutive.

4.
Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) Share Based Payment (SFAS No. 123R) using the modified prospective approach and accordingly have not restated prior period results. SFAS 123R established the accounting for equity instruments exchanged for employee services. Under SFAS 123R, share-based compensation cost is measured at the grant date based on the calculated fair value of the award. We have also changed our accounting for equity-based compensation awarded to retirement eligible directors and employees to expense the award over the lesser of vesting period or the period between the grant date and eligibility for retirement. The impact of the adoption of SFAS 123R on our earnings was $27,000 or $.00 per diluted unit for the quarter ended September 30, 2006, and $84,000 or $.01 per diluted unit for the nine months ended September 30, 2006.

Prior to the adoption of SFAS No. 123R, we accounted for equity based compensation granted to employees in accordance with Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations. The following table presents the impact of our adoption of SFAS 123R on selected line items from our condensed consolidated statement of earnings for the quarter and nine-month periods ended September 30, 2006 (in thousands, except per unit amounts):

	For the Quarter		For the Nine Months
	Ended September 30, 2006		Ended September 30, 2006
	Following	If Reported	Following	If Reported
	FAS 123R	Following APB 25	FAS 123R	Following APB 25
Condensed statement of earnings:
Operating profit	$8,403	$8,430	$18,323	$18,407

Income before income taxes and
minority interest	$8,288	$8,315	$17,682	$17,766

Net income	$8,279	$8,306	$17,117	$17,201

Earnings per unit:
Basic	$1.78	$1.79	$3.69	$3.71
Diluted	$1.74	$1.74	$3.60	$3.61

In 2005, we adopted the 2005 Unit Incentive Plan. Following adoption of this new plan the Board of Directors began issuing restricted units instead of unit options as its primary method of granting equity based compensation. Units issued as a result of option exercises and restricted unit grants are funded through the issuance of new units. As of September 30, 2006, total compensation expense related to non-vested awards not yet recognized was $941,000 with a weighted average 35 months remaining to vest.

In addition to accounting and disclosure presented in accordance with APB No. 25, we also provided the disclosures required under SFAS No. 123, Accounting for Stock Based Compensation (SFAS No. 123) as amended by SFAS No. 148, Accounting for Stock Based Compensation - Transition and Disclosures. As a result, no expense was reflected in our net income for the period ended September 30, 2005 for unit options, as all options granted had an exercise price equal to the market value of the underlying units on the grant date.

The table below reflects our proforma net income per unit for the period shown had compensation for unit options been determined based on the fair value at the grant date, consistent with the methodology prescribed under SFAS No. 123:

	Quarter ended	Nine months ended
	September 30,	September 30,
(In thousands except per unit amounts)	2005	2005

Net income as reported	$4,137	$12,813

Compensation expense recognized	14	14

Subtract proforma compensation
expense under SFAS 123	(49)	(119)

Proforma net income under SFAS 123	$4,102	$12,708

Earnings per unit as reported:
Basic	$0.90	$2.79
Diluted	$0.87	$2.70

Proforma earnings per unit:
Basic	$0.89	$2.77
Diluted	$0.86	$2.68

The fair value of options was calculated using the Black-Scholes option-pricing model, with the following assumptions during the third quarter of 2005:

2005
Expected life	5 years
Risk free interest rate	4.00% - 4.49%
Dividend yield	1.2% - 1.7%
Volatility	25.0% - 27.5%
Weighted average value	$8.80

The expected life was determined using our experience, the volatility was determined using the historical average volatility of the Partnership’s units and the risk free interest rate represents the yield on a 5-year treasury note.

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

Restricted unit activity for the first nine months of 2006 was as follows:

		Weighted Average
		Grant date
	Units	Fair Value ($)
Outstanding at December 31, 2005	20,000	33.44
Grants	19,000	34.75
Forfeited	(1,500)	33.44
Outstanding at June 30, 2006	37,500	34.10
July 1, 2006 to September 30, 2006	-	-
Outstanding at September 30, 2006	37,500	34.10

Unit Options:

Unit options have not been granted since December 2005. Units options granted prior to January 1, 2006 were non-qualified options granted at an exercise price not less than 100% of the fair value on the grant date. Unit options granted to employees vested over four or five years. Board members had the option of receiving their annual retainer in the form of unit options and those options vested immediately as they were granted monthly for services rendered during the month. Options granted have a life of ten years.

Unit option activity for the first nine months of 2006 was as follows:

	Options	Price ($)
Unvested at December 31, 2005	77,500	13.02
Vested at December 31, 2005	200,512	16.57
Outstanding at December 31, 2005	278,012	15.58
Activity Q1 2006:
Forfeitures	(4,800)	12.00
Exercises	(12,000)	12.44
Oustanding at March 31, 2006	261,212	15.79
Vesting during the quarter	33,012	13.12
Vested at March 31, 2006	221,512	16.28
Unvested at March 31, 2006	39,700	13.06
Activity Q2 2006:
Exercises	(3,450)	12.58
Outstanding at June 30, 2006	257,762	15.83
Vested at June 30, 2006	218,062	16.34
Unvested at June 30, 2006	39,700	13.06
Activity Q3 2006:
Exercises	(3,800)	14.48
Outstanding at September 30, 2006	253,962	15.85
Vested at September 30, 2006	214,262	16.37
Unvested at September 30, 2006	39,700	13.06

The aggregate spread between the option exercise price and unit market price (intrinsic value) of all options outstanding at September 30, 2006 was $3.7 million. The aggregate intrinsic value of all exercisable options at September 30, 2006 was $3.4 million. The total intrinsic value of options exercised was $63,000 and $394,000 during the three-month and nine-month periods ended September 30, 2006, respectively. The weighted average remaining contractual term for all outstanding options at September 30, 2006 was 5.4 years. The weighted average remaining contractual term for all exercisable options at September 30, 2006 was 5.2 years.

The total fair value of unit options vested determined using the Black-Scholes option pricing model as of September 30, 2006 was $922,000. There were 1,085,815 and 1,073,115 units available for issuance under the 2005 Unit Incentive Plan as of December 31, 2005 and September 30, 2006, respectively.

5.
Supplemental disclosure of cash flow information: For the nine months ended September 30, 2006 and 2005, interest paid net of amounts capitalized totaled $1,466,000 and $2,174,000, respectively. Income taxes paid for the nine months ended September 30, 2006 and 2005 amounted to $234,000 and $32,000.

6.
Revenue, operating income, and EBITDDA which management uses as a measure of segment operating performance for the quarters and nine-month periods ended September 30, 2006 and 2005, by segment are as follows:

		Timberland
Three Months Ended	Fee	Management &	Real
September 30 (Thousands)	Timber	Consulting	Estate	Other	Consolidated
2006
Revenue internal	$8,749	$581	$9,341	$-	$18,671
Eliminations	(635)	(3)	(9)	-	(647)
Revenue external	8,114	578	9,332	-	18,024

Cost of sales	(3,416)	-	(2,782)		(6,198)

Operating expenses internal	(1,139)	(546)	(1,524)	(861)	(4,070)
Eliminations	4	1	642	-	647
Operating expenses external	(1,135)	(545)	(882)	(861)	(3,423)

Income (loss) from operations internal	4,194	35	5,035	(861)	8,403
Eliminations	(631)	(2)	633	-	-
Income (loss) from operations external	$3,563	$33	$5,668	$(861)	$8,403

EBITDDA reconciliation:
Minority interest	-	7	-	-	7
Depletion	1,058	-	220	-	1,278
Depreciation and amortization	65	18	25	67	175
EBITDDA	$4,686	$58	$5,913	$(794)	$9,863

2005
Revenue internal	$12,349	$1,667	$1,308	$-	$15,324
Eliminations	(2)	(1)	(9)	-	(12)
Revenue external	12,347	1,666	1,299	-	15,312

Cost of sales	(6,511)	-	(120)	-	(6,631)

Operating expenses internal	(1,088)	(1,279)	(683)	(822)	(3,872)
Eliminations	6	6	-	-	12
Operating expenses external	(1,082)	(1,273)	(683)	(822)	(3,860)

Income (loss) from operations internal	4,750	388	505	(822)	4,821
Eliminations	4	5	(9)	-	-
Income (loss) from operations external	$4,754	$393	$496	$(822)	$4,821

EBITDDA reconciliation:
Minority interest	-	(46)	-	-	(46)
Depletion	2,701	-	(77)	-	2,624
Depreciation and amortization	34	26	38	64	162
EBITDDA	$7,489	$373	$457	$(758)	$7,561

	Timberland
Nine Months Ended	Fee	Management &	Real
September 30 (Thousands)	Timber	Consulting	Estate	Other	Consolidated
2006
Revenue internal	$32,924	$3,168	$14,311	$-	$50,403
Eliminations	(637)	(22)	(27)	-	(686)
Revenue external	32,287	3,146	14,284	-	49,717

Cost of sales	(15,194)	-	(5,843)	-	(21,037)

Operating expenses internal	(3,304)	(1,803)	(3,169)	(2,767)	(11,043)
Eliminations	20	23	643	-	686
Operating expenses external	(3,284)	(1,780)	(2,526)	(2,767)	(10,357)

Income (loss) from operations internal	14,426	1,365	5,299	(2,767)	18,323
Eliminations	(617)	1	616	-	-
Income (loss) from operations external	$13,809	$1,366	$5,915	$(2,767)	$18,323

EBITDDA reconciliation:
Minority interest	-	(112)	-	-	(112)
Depletion	5,750	-	220	-	5,970
Depreciation and amortization	198	54	102	180	534
EBITDDA	$19,757	$1,308	$6,237	$(2,587)	$24,715

2005
Revenue internal	$39,232	$5,127	$3,773	$-	$48,132
Eliminations	(2)	(4)	(27)	-	(33)
Revenue external	39,230	5,123	3,746	-	48,099

Cost of sales	(21,278)	-	(567)	-	(21,845)

Operating expenses internal	(3,232)	(3,093)	(1,858)	(2,517)	(10,700)
Eliminations	6	25	2	-	33
Operating expenses external	(3,226)	(3,068)	(1,856)	(2,517)	(10,667)

Income (loss) from operations internal	14,722	2,034	1,348	(2,517)	15,587
Eliminations	4	21	(25)	-	-
Income (loss) from operations external	$14,726	$2,055	$1,323	$(2,517)	$15,587

EBITDDA reconciliation:
Minority interest	-	(275)	-	-	(275)
Depletion	9,662	-	28	-	9,690
Depreciation and amortization	102	74	108	198	482
EBITDDA	$24,490	$1,854	$1,459	$(2,319)	$25,484

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains a number of projections and statements about our expected financial condition, operating results, and business plans and objectives. These statements reflect our management's estimates based on our current goals, in light of currently known circumstances and management's expectations about future developments. Statements about expectations and future performance are “forward looking statements” within the meaning of the Securities Exchange Act of 1934, as amended. Because these statements describe our goals, objectives and anticipated performance, they are inherently uncertain, and some or all of these statements may not come to pass. Accordingly, you should not interpret these statements as promises that we will perform at a given level or that we will take any or all of the actions we currently expect to take. Our future actions, as well as our actual performance, will vary from our current expectations, and under various circumstances these variations may be material and adverse. Some of the factors that may cause our actual operating results and financial condition to fall short of our expectations are set forth in the part of this report entitled “Part II, Item 1A: Risk Factors” below and other factors discussed elsewhere in this report or in our annual report on Form 10-K for the fiscal year ended December 31, 2005. Other issues that may have an adverse and material impact on our business, operating results and financial condition are discussed in our other filings with the Securities and Exchange Commission. The forward-looking statements in this report reflect our estimates as of the date of the report, and we cannot undertake to update these statements as our business operations and environment change.

This discussion should be read in conjunction with the financial statements and related notes included with this report.

EXECUTIVE OVERVIEW

Pope Resources, A Delaware Limited Partnership (“we” or the “Partnership”), was organized in October 1985 as a result of a spin-off by Pope & Talbot, Inc. (“P&T”). The Partnership is engaged in three primary businesses. The first, and by far most significant, segment in terms of owned assets and operations is the Fee Timber segment. Operations in this segment consist of growing timber to be harvested as logs for sale to export and domestic manufacturers. The second most significant business in terms of total assets owned is the development and sale of real estate. Real Estate activities primarily take the form of securing permits and entitlements, and, in some cases, installing infrastructure for raw land development and then realizing that land’s value by selling parcels to buyers who may take the land further up the “value chain” ordinarily in smaller parcels either to home buyers or commercial property operators or lessors. Since these land projects span multiple years, the Real Estate segment may incur losses for multiple years until a major project is sold, which then results in operating income. Our third business is providing timberland-related services to third parties. These services may take the form of large-scale timberland management, forestry consulting, or acquisition or disposition services. We are currently managing nearly 300,000 acres of timberlands in Oregon for Cascade Timberlands LLC. In August 2005 we successfully raised over $60 million for our first timber Fund, ORM Timber Fund I, LP (the “Fund”). In late October 2006, we closed the first acquisition for the Fund representing a little over half of the committed capital. As a result of this acquisition, we expect that the Timberland Management & Consulting segment will begin generating fees associated with management of the Fund in the fourth quarter of 2006. In addition to recognition of fee income, the Fund will be consolidated into our year-end financial statements with the 80% third-party Fund interest reported as minority interest.

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

RESULTS OF OPERATIONS

The following table reconciles and compares key revenue and cost elements that impact our net income for each of the quarter and nine-month periods ended September 30, 2006 and September 30, 2005. In addition to the table’s detailed numeric analysis, the explanatory text that follows the table describes many of these changes by business segment:

QUARTER AND YEAR TO DATE VARIANCE ANALYSIS
(Amounts in $000's)

	Quarter ended	Nine months ended
Net income:	September 30, 2006 and 2005	September 30, 2006 and 2005
2006	$8,279	$17,117
2005	4,137	12,813
Variance	$4,142	$4,304

Detail of earnings variance:
Fee Timber
Log price realizations (A)	$522	$1,572
Log volumes (B)	(4,869)	(8,726)
Depletion	1,641	3,911
Production costs	1,456	2,180
Other Fee Timber	54	146
Timberland Management & Consulting
Management fee changes	(672)	(2,083)
Disposition fee changes	-	1,343
Other Timberland Management & Consulting	317	51
Real Estate		-
Environmental remediation liability	(6)	102
Land sales	5,332	5,330
Other Real Estate	(154)	(840)
General & administrative costs	(39)	(250)
Interest expense	261	708
Other (taxes, minority int., interest inc.)	299	860
Total change in earnings	$4,142	$4,304

(A) Price variance calculated by extending the change in average realized price by current period volume.
(B) Volume variance calculated by extending change in sales volume by the average log sales price for the comparison period

Fee Timber

Fee Timber revenue is earned primarily from the harvest and sale of logs from the Partnership’s 114,000 acres of fee timberland located in western Washington and, to a lesser extent, from leases of our timberland to sand and gravel pit operators and cellular communication tower purveyors. Revenue from the sales of timberland tracts will also appear periodically in results for this segment. Our Fee Timber revenue is driven primarily by the volume of timber harvested, which we ordinarily express in terms of millions of board feet, or “MMBF”, and by the average prices realized on log sales, which we express in dollars per thousand board feet, or “MBF”.

When discussing our Fee Timber operations, we compare current results to both the previous quarter and the corresponding quarter of the prior year. Both of these comparisons are made to help the reader gain an understanding of the trends in market price and harvest volumes that affect Fee Timber results of operations. Revenue and operating income for the Fee Timber segment for the quarters ended September 30, 2006, June 30, 2006 and September 30, 2005 are as follows:

Quarter Ended:	Log Sale Revenue	Mineral, Cell Tower & Other Revenue	Total Fee Timber Revenue	Operating Income
September 30, 2006	$7.6 million	$0.5 million	$8.1 million	$3.6 million
June 30, 2006	10.0 million	0.4 million	10.4 million	4.0 million
September 30, 2005	11.9 million	0.4 million	12.3 million	4.8 million

The decrease in revenue and operating income for the current quarter relative to the second quarter of 2006 is primarily attributable to a 4.5 MMBF decrease in harvest volume. Harvest volume was accelerated in the first half of 2006, particularly the first quarter of 2006, due to strong log markets. We have a practice of front-loading our planned annual harvest activities when management believes that restricted log supplies in the winter months will result in a higher market price for logs compared to those anticipated later in the year. Fee Timber revenue in the current quarter is $4.2 million lower than the comparable period in 2005 due to an 8.4 MMBF decline in harvest volume partially offset by higher prices in the current period. Average realized log prices increased 7% from $580/MBF in the third quarter of 2005 to $623/MBF in the third quarter of 2006. The decline in harvest volume for the quarter reflects the fact that in 2005 we increased our harvest volume substantially in excess of our ordinary level owing primarily to the acquisition and resulting harvest activity from two timberland acquisitions completed in late 2004. This anomaly resulted in both a peak harvest volume level of 74 MMBF in 2005 and an anticipated corresponding reduction in harvest volume in 2006 to 55 MMBF, which is closer to our long-term sustainable harvest level of 49 MMBF.

Revenue and operating income for the Fee Timber segment for the nine-month periods ended September 30, 2006 and 2005 were as follows:

Nine Months Ended:	Log Sale Revenue	Mineral, Cell Tower & Other Revenue	Total Fee Timber Revenue	Operating Income
September 30, 2006	$31.0 million	$1.3 million	$32.3 million	$13.8 million
September 30, 2005	38.1 million	1.1 million	39.2 million	14.7 million

In connection with the planned harvest strategy for the year, volume decreased 23% during the first nine months of 2006 from the corresponding period in 2005. Harvests in 2005 included volume from the two 2004 timberland acquisitions mentioned above, with a large component of merchantable timber on each of the parcels being liquidated to recoup most, if not all, of the timberland purchase price. A partial offset to this downward impact when comparing revenue between periods was a 5% increase in average log price realized from $579/MBF in 2005 to $610/MBF in 2006. The decline in operating income was partially offset by a $3.9 million decrease in depletion expense from $147/MBF to $113/MBF in 2006. This decline in depletion expense per MBF resulted in part because one of the parcels acquired in 2004 had a separate, higher-cost depletion pool, and the 2005 harvest had a higher proportion of volume relative to 2006 from this property.

Log Volume

The Partnership harvested the following log volumes from its timberlands for the quarters ended September 30, 2006, June 30, 2006, and September 30, 2005 and the nine-month periods ended September 30, 2006 and 2005:

Log volumes (MBF):	Quarter Ended
Sawlogs	Sep-06	% Total	Jun-06	% Total	Sep-05	% Total
Douglas-fir	8,626	71%	11,842	71%	12,921	63%
Whitewood	483	4%	1,149	7%	2,309	11%
Cedar	188	2%	227	1%	1,010	5%
Hardwoods	1,464	12%	1,144	7%	1,656	8%
Pulp
All Species	1,386	11%	2,288	14%	2,646	13%
Total	12,147	100%	16,650	100%	20,542	100%

Log volumes (MBF):	Nine Months Ended
Sawlogs	September-06	% Total	September-05	% Total
Douglas-fir	36,908	73%	38,797	59%
Whitewood	3,628	7%	9,837	15%
Cedar	774	2%	4,218	6%
Hardwoods	3,170	6%	4,444	7%
Pulp
All Species	6,350	12%	8,609	13%
Total	50,830	100%	65,905	100%

Through September 30, 2006, we have harvested over 90% of our targeted 55 MMBF annual harvest for this year. Our Hood Canal tree farm is located at relatively low elevations where harvest activities can be completed year around, allowing us to take advantage of a slight premium on our log sales when other tree farms cannot be harvested due to adverse weather conditions. As we did in early 2005, we took advantage of attractive log prices in the first half of 2006, by increasing the proportion of our total annual harvest volume taken early in the year. Lower harvest activities in the third quarter reflect this acceleration of harvest activities into the first, and to a lesser extent, second quarters of 2006. Our harvest mix in 2006 consisted predominantly of Douglas-fir, whereas in each of 2005’s quarters we harvested more hardwoods and lower-grade softwoods. The species mix harvested in 2005 was impacted more significantly than was the case in 2006 by harvest units located on timberland acquired in 2004 which included a large component of cedar and whitewood, a term that describes a variety of species of lower-grade softwoods of which western hemlock is the predominant subset.

Log Prices

While harvest volume is largely within management’s control, one additional factor that impacts our Fee Timber income is the price we realize upon selling our logs into the market. As noted above, we try to maximize Fee Timber revenue by accelerating harvest volumes during times of attractive log markets.

However, log prices are a result of a broad range of economic and political factors and are largely beyond our ability to control, except at the margins. We realized the following log prices from our fee timberlands for the quarters ended September 30, 2006, June 30, 2006 and September 30, 2005 and the nine-month periods ended September 30, 2006 and 2005:

	Quarter Ended
	30-Sep-06	30-Jun-06	30-Sep-05
Average price realizations (per MBF):
Sawlogs
Douglas-fir	$662	$665	$640
Whitewood	462	452	457
Cedar	1,260	1,182	948
Hardwoods	683	670	643
Pulp
All Species	281	260	210

Overall	$623	$603	$580

	Nine Months Ended
	30-Sep-06	September-05
Average price realizations (per MBF):
Sawlogs
Douglas-fir	$672	$643
Whitewood	446	475
Cedar	1,058	944
Hardwoods	663	614
Pulp
All Species	261	211

Overall	$610	$579

Douglas-fir: Douglas-fir represents the primary tree species growing on our timberlands and this species is noted for its structural characteristics that make it generally preferable to other softwoods and hardwoods for the production of construction grade lumber and plywood. The price realized on Douglas-fir logs decreased slightly for the current quarter versus the second quarter of 2006 and increased 3% from the comparable quarter in 2005. The modest decrease in Douglas-fir log price realized in the third quarter of 2006 compared to the second quarter of 2006 is attributed to a decline in lumber prices realized by mills that has affected the price mills are willing to pay for log volume. We were able to moderate the decline in log markets in the third quarter by selling our logs on a quarterly competitive bid basis prior to the market decline. On a year-to-date basis Douglas-fir prices have increased nearly 5%. New mill capacity has resulted in increased demand that corresponds to increased price support for delivered Douglas-fir log volume. As discussed above, we have noted a weakening of log prices towards the end of the third quarter that is expected to result in lower log price realizations in the fourth quarter of 2006.

Whitewood: “Whitewood” is a term used to describe several softwood species, but for us primarily refers to western hemlock. Though generally considered to be of a lower quality than Douglas-fir, these logs are also used for manufacturing construction grade lumber and plywood. The average price realized on whitewood increased 2% for the current quarter in 2006 versus the second quarter of 2006 and 1% from the comparable quarter in 2005. Whitewood market prices declined towards the end of the third quarter but the price commitments received at the end of the second quarter allowed us to continue to sell our whitewood volume at the higher price. On a year-to-date basis whitewood price realized has declined 6%, primarily due to harvesting lower quality logs in 2006 versus 2005. Whitewood harvest volume in 2005 included a large component of high quality whitewood sawlogs from the 2004 timberland acquisition which increased our average price realization in the prior year.

Cedar: Cedar prices have increased 7% in the current quarter versus the second quarter of 2006 and 33% from the comparable quarter in prior year. Cedar prices typically weaken in the winter months as demand declines, largely because cedar lumber is used primarily as siding and fencing material. Peak demand for this product is in the summer months, with corresponding lower demand and log prices at the beginning and end of the calendar year. On a year-to-date basis, our realized cedar price has increased 12% from the prior year. The strong price realized in both the current quarter and for the first nine months of 2006 reflects a general decline in cedar volume available in the Puget Sound area. A factor contributing to this decline in supply is a reduction in cedar imported from Canada. Canada has experienced weather related declines in timber harvest during 2006 resulting in less volume available for export to the Puget Sound market.

Hardwood: “Hardwood” can refer to many different species, but on our tree farms primarily represents red alder and, to a lesser extent, big-leaf maple. The price realized from the sale of red alder sawlogs has increased steadily over the last couple years as new red alder mills have opened to take advantage of strong lumber pricing attributable to the growing acceptance of solid sawn red alder lumber products. These mills manufacture lumber for use in furniture construction. The 2% increase in hardwood price realized in the current quarter relative to the second quarter of 2006 and the 6% increase over the price realized in the third quarter of 2005 is due to an increase in the quality of logs sold. On a year-to-date basis, our realized price for hardwood has increased 8% in 2006 from the prior year. This increase is also due to an increase in the quality of hardwood logs sold in the current year.

Pulp: Pulp refers to a lower quality log of any species that is manufactured into wood chips. These chips are used to manufacture many products including bleached pulp for paper and newsprint production and kraft linerboard for bag and cardboard box production. The price realized from the sale of pulp logs is primarily driven by local pulp log inventories. Pulp log prices in the current quarter increased 8% from the second quarter of 2006 and 34% from the comparable period in prior year. On a year-to-date basis pulp log prices are up 24% over the level realized during the first nine months of 2005. The increases in pulp log prices result from a decline in sawmill production and a corresponding reduction in the inventory of residual chips from lumber manufacturing. Relatively strong log prices combined with a weakening market for lumber has resulted in an increase in sawmill downtime which has in turn reduced the supply of wood chips available to the Puget Sound market. Based on bids for pulp logs to be delivered during the third quarter of 2006 management expects a continued strengthening of this market due to tight inventories of wood chips.

Customers
The table below categorizes logs sold by customer type for the quarters ended September 30, 2006, June 30, 2006 and September 30, 2005 and for the nine-month periods ended September 30, 2006 and 2005:

	Q3 2006			Q2 2006			Q3 2005
Destination	Volume*	%	Price	Volume*	%	Price	Volume*	%	Price
Domestic mills	9.9	82%	$663	12.7	76%	$651	16.0	78%	$635
Export brokers	0.8	7%	708	1.7	10%	706	1.9	9%	621
Pulp	1.4	11%	281	2.3	14%	260	2.6	13%	210
Total	12.1	100%	$623	16.7	100%	$603	20.5	100%	$580
* Volume in MMBF

	Nine Months Ended
	30-Sep-06			30-Sep-05
Destination	Volume*	%	Price	Volume*	%	Price
Domestic mills	41.5	82%	$657	53.3	81%	$634
Export brokers	2.9	6%	702	4.0	6%	629
Pulp	6.4	12%	261	8.6	13%	211
Total	50.8	100%	$610	65.9	100%	$579
* Volume in MMBF

Over the last several years, a strong domestic market for high-quality “peeler” logs used for producing a range of products requiring veneer components has emerged that has shifted log volume away from an already diminished export market. Volume sold to domestic lumber mills represents 82% of volume sold in the third quarter of 2006, versus 76% for the second quarter of 2006, and 78% for the comparable period in 2005. The increase in the proportion of log volume sold to domestic mills in the third quarter of 2006 relative to both the third quarter of 2006 and the comparable quarter in 2005 is primarily due to a harvest mix that included less pulp log volume and secondarily to a slight weakening of the export log market relative to the price that domestic mills pay for the same export-quality log. The proportion of log volume sold to export brokers and pulp mills is more consistent when comparing year-to-date results in 2006 and 2005.

Cost of Sales

Cost of sales for the Fee Timber segment consists of harvest and haul costs and depletion expense. Harvest and haul costs represent the direct cost incurred to convert standing timber into logs and deliver those logs to their point of sale. Depletion expense represents the estimated cost of acquiring and growing the harvested timber. The applicable depletion rate is derived by dividing the aggregate cost of timber and capitalized road expenditures by the estimated volume of merchantable timber available for harvest at the beginning of that year. The depletion rate is then applied to the volume harvested in a given period to calculate depletion expense for that period. Fee Timber cost of sales for the quarters ended September 30, 2006, June 30, 2006, and September 30, 2005 and the nine-month periods ended September 30, 2006 and 2005 are as follows:

Quarter Ended:	Harvest, Haul and Other	Depletion	Total Cost of Sales
September 30, 2006	$2.3 million	$1.1 million	$3.4 million
June 30, 2006	3.3 million	2.1 million	5.4 million
September 30, 2005	3.8 million	2.7 million	6.5 million

Nine Months Ended:	Harvest, Haul and Other	Depletion	Total Cost of Sales
September 30, 2006	$9.4 million	$5.8 million	$15.2 million
September 30, 2005	11.6 million	9.7 million	21.3 million

Quarter Ended:	Harvest and Haul per MBF	Depletion per MBF	Total Cost of Sales
September 30, 2006	$194	$87	$281
June 30, 2006	195	127	322
September 30, 2005	186	131	317

Nine Months Ended:	Harvest and Haul per MBF	Depletion per MBF	Total Cost of Sales
September 30, 2006	$186	$113	$299
September 30, 2005	176	147	323

Cost of sales has decreased in the third quarter of 2006 versus the second quarter of 2006 and the comparable period in prior year. These decreases are due in part to declines in harvest volume to 12.1 MMBF in the current quarter from 16.7 MMBF in the second quarter of 2006 and 20.5 MMBF in the third quarter of 2005, respectively. In addition to the change in harvest volume, cost of sales in the third quarter of 2005 included a higher proportionate component of volume harvested from a separate, high-cost depletion pool that also contributed to an abnormally elevated cost of sales in that prior year period. The separate depletion pool was created following the fourth quarter 2004 timberland acquisition described above, and applied only to timber harvested from that property based on the acquisition cost of that property and the property’s timber available for harvest. On a year-to-date basis, cost of sales has decreased $6.1 million from 2005 with the decline also due to reductions in harvest volume and a decrease in average depletion rate discussed above. Harvest volume decreased to 51 MMBF from 66 MMBF for the first nine months of 2006 and 2005, respectively. Year-to-date harvest volume from the separate depletion pool decreased to 6.9 MMBF in 2006 from 16 MMBF for the first nine months of 2005. These two factors combined to result in a decrease in year-to-date depletion expense from $147/MBF for 2005 to $113/MBF for 2006.

Harvest and haul costs per MBF decreased modestly in the third quarter of 2006 from the second quarter of 2006 and increased 4% from the comparable period in the prior year. Harvest costs vary based upon the physical site characteristics of the specific acres harvested during the period. For example, difficult-to-access sites or those located on steep hillsides are more expensive to harvest. Furthermore, haul costs vary based upon the distance between the harvest area and the mill customer’s location. Harvest and haul costs increased from the comparable quarter of 2005 due to an increase in harvest units located on more difficult to access property combined with the increase in fuel costs. On a year-to-date basis the per MBF cost of harvest and haul costs have increased $10/MBF due primarily to the increase in fuel costs. Fuel costs impact both the cost of hauling logs to customers and the cost of operating the equipment used to harvest and manufacture logs. While we have experienced some softening of fuel prices recently, fuel prices are still relatively high and we expect these costs to continue to impact harvest and haul costs for the balance of the year.

Depletion expense for the quarters ended September 30, 2006, June 30, 2006, and September 30, 2005 was calculated as follows:

	Quarter ended September 30, 2006
	Pooled	Separate	Combined
Volume harvested (MBF)	11,474	673	12,147
Rate/MBF	$69	$397	$87
Depletion expense	$791,000	$267,000	$1,058,000

	Quarter ended June 30, 2006
	Pooled	Separate	Combined
Volume harvested (MBF)	13,685	2,965	16,650
Rate/MBF	$69	$397	$127
Depletion expense	$942,000	$1,177,000	$2,119,000

	Quarter ended September 30, 2005
	Pooled	Separate	Combined
Volume harvested (MBF)	16,832	3,710	20,542
Rate/MBF	$75	$387	$131
Depletion expense	$1,265,000	$1,434,000	$2,699,000

	Nine Months Ended September 30, 2006
	Pooled	Separate	Combined
Volume harvested (MBF)	43,979	6,851	50,830
Rate/MBF	$69	$397	$113
Depletion expense	$3,033,000	$2,717,000	$5,750,000

	Nine months ended September 30, 2005
	Pooled	Separate	Total
Volume harvested (MBF)	49,797	16,108	65,905
Rate/MBF	$73	$374	$147
Depletion expense	$3,641,000	$6,020,000	$9,661,000

As noted above, we created a separate depletion cost pool in the fourth quarter of 2004 for a particular timberland acquisition because of a different acquisition cost for the amount of harvestable timber. This separate depletion cost pool carries a higher depletion rate than is applicable to our combined depletion cost pool. The calculations outlined above point out the significant role that the separate depletion cost pool for timber acquired in late 2004 plays in defining the aggregate rate for each period described above. For example, as the proportionate harvest volume from the separate depletion cost pool decreased in the third quarter of 2006 relative to the second quarter of 2006 the aggregate weighted average depletion rate decreased to $87/MBF from $127/MBF. The depletion rate used for the separate depletion pool increased in 2006 from 2005 due to a decline in the estimated timber volume available for harvest from this particular timberland acquisition.

Operating Expenses

Fee Timber operating expenses for each of the quarters ended September 30, 2006, June 30, 2006, and September 30, 2005 were $1.1 million. Operating expenses for the nine-month period ended September 30, 2006 and 2005 were $3.3 million and 3.2 million, respectively. Operating expenses include management, silviculture and the cost of both maintaining existing roads and building temporary roads required for harvest activities.

Timberland Management & Consulting

Revenue and operating income for the Timberland Management & Consulting segment for the quarters and nine-month periods ended September 30, 2006 and 2005 were as follows:

Quarter Ended:	Revenue	Operating Income
September 30, 2006	$0.6 million	-
September 30, 2005	1.7 million	0.4 million

Nine Months Ended:	Revenue	Operating Income
September 30, 2006	$3.1 million	$1.4 million
September 30, 2005	5.1 million	2.1 million

Revenue and operating income for the quarter ended September 30, 2006 were $578,000 and $38,000, respectively, which represents respective $1.1 million and $355,000 declines from the comparable period in 2005. The decrease in revenue and operating income is due to a decline in acres under management for our primary timberland management client. On a year-to-date basis, revenue and operating income declined $2.0 million and $689,000, respectively, between 2005 and 2006. This decline is also due to a decline in acres under management for our primary timberland management client, because of a sale of that client’s acreage, partially offset by a disposition fee earned on that sale in the first quarter of 2006. Revenue and operating income in 2005 were primarily generated through providing timberland management and consulting services to this same timberland management client. Operating results for all periods presented include costs related to our private equity timber fund, ORM Timber Fund I, LP (the “Fund”).

On August 1, 2005, we announced that management had obtained capital commitments of $61.8 million, of which the Partnership has committed $12.4 million, for the launch of the Fund. Olympic Resource Management LLC is the general partner for the Fund and the Partnership is a limited partner. We closed on our first Fund acquisition at the end of October 2006. As a result of this acquisition a little more than half of the committed capital has been contributed by investors in the Fund in order to complete the acquisition and provide capital for operations until harvest activities commence on the property. We continue to search for suitable investments for the balance of the Fund’s committed capital.

Operating Expenses

Timberland Management & Consulting operating expenses for the quarters ended September 30, 2006 and 2005 were $540,000 and $1.3 million, respectively. Operating expenses for the nine-month periods ended September 30, 2006 and 2005 were $1.8 million and $3.1 million, respectively. The decrease in operating expenses is attributable to the reduction in acres we manage for our primary client as a result of timberland sales and a reduction in operating expenses associated with capital raising activities for ORM Timber Fund I, LP.

Real Estate

The Partnership’s Real Estate segment consists primarily of revenue from the sale of land together with residential and commercial property rents. The Partnership’s real estate holdings are located primarily in Pierce, Kitsap, and Jefferson Counties in Washington State.

Revenue and operating income for the Real Estate segment for the quarters and nine months ended September 30, 2006 and 2005 were as follows:

Quarter Ended:	Revenue	Operating Income
September 30, 2006	$9.3 million	$5.7 million
September 30, 2005	1.3 million	0.5 million

Nine Months Ended:	Revenue	Operating Income
September 30, 2006	$14.3 million	$5.9 million
September 30, 2005	3.7 million	1.3 million

Real Estate revenue for the quarter and nine-month periods ended September 30, 2006 and 2005 consist of the following:

For the three months ended:
Description	Revenue	Gross Margin	Acres Sold	Revenue/Acre	Gross Margin/ Acre
September 30, 2006:
Rural Residential	$428,000	$216,000	33	$12,970	$6,545
Commercial/business park	7,222,000	5,049,000	18	401,222	280,500
Raw land sale	1,400,000	1,003,000	401	3,491	2,501
Rentals	282,000	282,000	NA	NA	NA
Total	$9,332,000	$6,550,000	452	$20,022	$13,867

September 30, 2005:
Rural Residential	$160,000	$$82,000	83	$1,928	$988
Raw Land	$890,000	$$848,000	390	$2,282	$2,174
Rentals	247,000	247,000	NA	NA	NA
Other	2,000	2,000	NA	NA	NA
Total	$1,299,000	$$1,179,000	473	$2,220	$1,966

For the nine months ended:
Description	Revenue	Gross Margin	Acres Sold	Revenue/Acre	Gross Margin/ Acre
September 30, 2006:
Rural Residential	$1,463,000	$$1,044,000	282	$5,188	$3,699
Commercial/business park	10,649,000	5,623,000	37	287,811	151,973
Raw land sale	1,400,000	1,003,000	401	3,491	2,501
Rentals	760,000	760,000	NA	NA	NA
Other	12,000	12,000	NA	NA	NA
Total	$14,284,000	$8,442,000	720	$18,767	$10,651

September 30, 2005:
Rural Residential	$1,914,000	$1,503,000	358	$$5,346	$$4,198
Raw land sale	1,110,000	954,000	405	2,741	2,356
Rentals	680,000	680,000	NA	NA	NA
Other	42,000	42,000	NA	NA	NA
Total	$3,746,000	$3,179,000	763	$$3,963	$$3,220

Real Estate revenue is generated through the sale of land and rural residential lots, and to a lesser extent from real property rents, most of which are earned at the Port Gamble townsite. Raw land sales are generally made for something other than residential or commercial use and are normally completed with very little capital investment prior to sale. Rural residential lot sales are made to developers or individuals where the lot is expected to be used for a residential dwelling with a general requirement to undertake some capital improvements such as zoning, road building, or utility access improvements prior to completing the sale. Commercial/business park sales consist of land sold with commercial or business park zoning. The revenue and cost of sale per acre on these sales are generally higher than those recognized in connection with our other land transactions.

Revenue and operating income for the Real Estate segment were higher in the third quarter of 2006 compared to the comparable period in 2005 due primarily to a 17.5-acre sale to Costco Wholesale Corporation in our Gig Harbor project. This sale represents the culmination of years of planning and capital improvements at Gig Harbor. We have completed two sales from the Gig Harbor project, the aforementioned Costco Wholesale Corporation sale and the YMCA of Pierce County sale completed in the second quarter of 2006. These two transactions represent the first sales from the Gig Harbor master planned community which covers over 300 acres including nearly 220 acres zoned for residential development. We are obligated under the YMCA and Costco purchase and sale agreements to complete several infrastructure projects that were not complete as of September 30, 2006. Accordingly, we have deferred $933,000 of revenue as of September 30, 2006 from these transactions and will recognize that revenue as the infrastructure projects are completed.

Third quarter results also include the sale of 401 acres of environmentally sensitive property to the Nisqually Land Trust for $1.4 million. This transaction represents an excellent example of private industry working with environmental interests to promote a positive outcome for the various competing interests. The Nisqually Land Trust’s acquisition protects a forested parcel near the entrance to Mount Rainier National Park while allowing us to redeploy the capital to other timberland or real estate opportunities.

On a year-to-date basis commercial and business park land sales include the sale of 11 acres from the Gig Harbor property to the YMCA of Pierce County and 8 acres near our headquarters building sold to the City of Poulsbo in addition to the 17.5 acre sale to Costco Wholesale Corporation. Our rural residential properties ordinarily consist of timber properties that are converted to development properties. We have additional residential and commercial land transactions scheduled to close over the remainder of the year pending the satisfaction of the various closing conditions applicable to each such sale.

Our 263-acre planned development in the City of Bremerton, Washington includes 60 acres of industrial and 203 acres of residential uses. We are currently under contract to sell the 203-acre residential portion of this property for $12 million with an anticipated closing during the fourth quarter of 2006. A condition of closing this sale is to record an access and utilities easement through the industrial portion of the property.

Cost of Sales

Real Estate cost of sales for the quarters ended September 30, 2006 and 2005 were $2.8 million and $120,000, respectively. On a year-to-date basis, cost of sales was $5.8 million and $567,000 for the nine-month periods ended September 30, 2006 and 2005, respectively. Cost of sales in the third quarter of 2006 represents the cost basis of the Nisqually Land Trust, Costco Wholesale Corporation, and other land sales completed during the quarter.

Operating Expenses

Real Estate operating expenses for the quarters ended September 30, 2006 and 2005 were $882,000 and $683,000, respectively. For the nine-month periods ended September 30, 2006 and 2005 operating expenses were $2.5 million and $1.9 million, respectively. Higher operating expenses in the Real Estate segment are due to costs incurred in connection with planning the future development of the Port Gamble townsite and $114,000 of environmental remediation costs discussed below. An additional factor contributing to the cost increase is higher personnel costs incurred to meet accelerated market interest in developable land generally, with particularly more intense development activities at the Gig Harbor property.

Environmental Remediation

The Partnership has accrued liabilities for environmental cleanup of $135,000 and $158,000 as of September 30, 2006 and December 31, 2005, respectively. This accrual represents our estimated share of the liability for environmental clean up activities in and around the Port Gamble townsite following a negotiated settlement with Pope & Talbot in 2002. Current activities at the site include monitoring to determine if prior clean up activities were effective. Activity in the environmental remediation liability is detailed as follows:

	Balances at the Beginning of the Period	Additions to Accrual	Expenditures for Monitoring and Remediation	Balances at the End of the Period
Year Ended December 31, 2005	$474,000	$198,000	$514,000	$158,000
Quarter ended March 31, 2006	158,000	-	69,000	89,000
Quarter ended June 30, 2006	89,000		36,000	53,000
Quarter ended September 30, 2006	$53,000	114,000	32,000	135,000

The increase in the estimated remediation liability in the current quarter resulted from changes in the way the project is being administered by the regulatory authorities that determine when the project is complete. The increased liability represents the expected cost of continuing to monitor the mill site for a longer period of time than we originally believed would be necessary. Management works with an environmental consultant to estimate the range of this liability. The current estimated range is between $135,000 and $260,000. Management has booked its liability at the low end of the range because there does not appear to be a number within that range that is more likely than another to represent our actual liability.

Additional facts may lead us to take charges and credits against operating income in order to properly record this liability as our estimate of costs to complete the project changes over time.

General and Administrative (G&A)

G&A expenses for the quarters ended September 30, 2006 and 2005 were $861,000 and $822,000, respectively. For the nine months ended September 30, 2006 and 2005 G&A expenses were $2.8 million and $2.5 million, respectively. The increase in G&A expenses in 2006 is due in large part to charges of $96,000 and $346,000, respectively, for the three-month and nine-month periods ended September 30, 2006 that reflect the recognition over the service period of the estimated value of certain equity based compensation awards.

Interest Income and Expense

Interest income for the quarter ended September 30, 2006 increased to $334,000 from $124,000 for the corresponding period of 2005. On a year-to-date basis, interest income increased to $805,000 from $217,000 for the corresponding period in 2005. The increase in interest income is due to higher cash and short-term investments balances and, to a lesser extent, an increase in interest rates earned on these short-term investments.

Interest expense net of capitalized interest for the three-month periods ended September 30, 2006 and 2005 was $449,000 and $710,000, respectively. On a year-to-date basis, interest expense net of capitalized interest decreased to $1.4 million from $2.2 million for the corresponding period in 2005. The Partnership’s debt consists primarily of mortgage debt with a fixed interest rate. The decrease in interest expense is due to the capitalization of interest expense of $218,000 for the quarter and $580,000 for the nine-month period ended September 30, 2006. Interest expense is being capitalized to the long-term development project at Gig Harbor as development activities have increased on this project in 2006.

Income Tax

Pope Resources is a limited partnership and is, therefore, not subject to federal income tax. Taxable income/loss is reported to unitholders each year on a Form K-1 for inclusion in each unitholder’s tax return. Pope Resources does have corporate subsidiaries, however, that are subject to income tax.

For the quarter ended September 30, 2006 the Partnership recorded a tax provision of $16,000, as compared to $52,000 of tax expense for the corresponding period in 2005. The decrease in tax expense is due to the decline in acres managed by the Timberland Management & Consulting segment and the resultant reduction in that segment’s operating income. On a year-to-date basis, income tax expense was $453,000 and $562,000 for the periods ended September 30, 2006 and 2005, respectively. The decline in income tax expense on a year-to-date basis is also due to fewer acres under management.

Minority Interest in IPMB

Minority interest in IPMB represents that share of income earned from the Investor Portfolio Management Business (IPMB) attributable to Pope MGP, Inc., the managing general partner of the Partnership. The amendment to the Limited Partnership Agreement authorizing the Partnership to pursue the IPMB further specifies that income from the IPMB will be split using a sliding scale allocation method beginning at 80% to the Partnership’s wholly-owned subsidiary, ORM, Inc., and 20% to Pope MGP, Inc. The sliding scale allocation method evenly divides IPMB income between ORM, Inc. and Pope MGP, Inc. once such income reaches $7,000,000 in a given fiscal year.

Current activities of the IPMB are contained in the Timberland Management & Consulting segment, which includes timberland consulting, management, and expenses associated with the launch of ORM Timber Fund I, LP. Minority interest allocation of income in the third quarter of 2006 and 2005 was a benefit of $7,000 and expense of $46,000, respectively. On a year-to-date basis, minority income allocation was $112,000 and $275,000, respectively. The decrease in minority interest allocation is due to the decline in acres under management in the Timberland Management & Consulting segment.

Analysis of Operating Income

The following table sets forth expenses as a percentage of revenue for the quarters and nine-month periods ended September 30, 2006 and 2005:

	Quarter ended September 30,		Nine months ended September 30,
	2006	2005	2006	2005
Revenues	100%	100%	100%	100%
Cost of sales	34	43	42	45
Operating expenses	14	20	15	17
General, and administrative expenses	5	5	6	5
Operating income	47%	32%	37%	33%

Cost of sales includes the cost of purchasing and producing tangible goods for sale. In addition to depletion associated with timber production levels, cost of sales for the Partnership will fluctuate due to the mix of revenue between the sale of tangible goods and revenue generated from providing services. Cost of sales as a percentage of revenue decreased 9 percentage points from 43% in the third quarter of 2005 to 34% for the third quarter of 2006. The decrease in cost of sales as a percentage of revenue is attributable to the sale of 17.5 acres to Costco Wholesale Corporation in the third quarter of 2006. This transaction carried a relatively low percentage of cost of sale relative to revenue due to the low cost basis in the property. On a year-to-date basis the decrease in cost of sales as a percentage of revenue is much less pronounced due to the relatively high proportion of revenue resulting from providing timberland management services in 2005 that do not carry any cost of sales.

Operating expenses consist of salary and other costs directly attributable to revenue-generating activity. As a percentage of revenue, operating expenses decreased 6% for the quarter ended September 30, 2006 when compared to the comparable period in 2005 and decreased 2% on a year to date basis. The decrease in operating expenses as a percentage of revenue is also primarily due to the increase in revenue generated from the Real Estate segment in the current quarter and nine-month periods without a corresponding increase in operating expense.

G&A expenses as a percentage of revenue for the quarter ended September 30, 2006 was consistent with the prior quarter and increased 1% for the nine-month period ended September 30, 2006. In raw dollar terms, G&A expenses increased in 2006 from 2005 due primarily to recognition of $96,000 and $346,000 of equity compensation for the three-month and nine-month periods ended September 30, 2006, respectively.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Liquidity and Capital Resources

We ordinarily finance our business activities using funds from operations and, where appropriate in management’s assessment, bank lines of credit. Funds generated internally from operations and externally through financing are expected to provide the required resources for the Partnership's currently anticipated capital expenditures. The Partnership’s debt-to-total-capitalization ratio as measured by the book value of equity was 29% at September 30, 2006 versus 34% as of September 30, 2005. Management considers capital resources to be adequate for its current plans. The Partnership’s debt consists primarily of a timberland mortgage with a fixed amortization schedule and loan term, which includes a prepayment penalty. In view of a cash and short-term investment balance of over $32 million at September 30, 2006, we have elected for the time being not to maintain a revolving line of credit. We will continue to monitor and forecast our expected cash requirements and re-establish a line of credit if management anticipates additional capital expenditures or a need for the additional liquidity.

In August 2006 we announced an increase in our quarterly unitholder distribution from $1.2 million, or $0.25 per diluted ownership unit, per quarter, to $1.3 million, or $0.28 per diluted ownership unit, per quarter.

On August 1, 2005 we announced the closing of ORM Timber Fund I, LP with a committed equity balance of $61.8 million, of which we have committed to invest $12.4 million. We closed on our first acquisition for the Fund in late October. As a result of this acquisition the partners in the Fund have contributed a little more than half of their respective capital commitments to cover the acquisition price and operating costs until the property begins to generate cash flow. Pope Resources and the other limited partners in the Fund are required to contribute committed capital as properties are purchased by the Fund. As of September 30, 2006 we were obligated to contribute $7.3 million for a property that was acquired in October 2006. These contributions will be treated as cash used in investing activities. As a result of the acquisition, the Fund will be consolidated into the Partnership’s December 31, 2006 financial statements.

Over the remaining three months of 2006, management plans to harvest approximately 4 MMBF of timber for a total fiscal 2006 harvest of 55 MMBF. Since harvest plans are based on demand and pricing, actual harvesting may vary subject to management's ongoing review.

For the three months ended September 30, 2006, overall cash and cash equivalents increased $302,000 versus an increase of $2.3 million for the corresponding period in the prior year. Cash generated by operating activities increased to $28.5 million for the nine-month period ended September 30, 2006 from $22.3 million for the nine-month period ended September 30, 2005. The increase in cash generated by operating activities primarily results from an increase in cash generated from the sale of development properties.

Cash used for investing activities increased to $23.0 million for the first nine months of 2006 from $16.6 million for the comparable period in 2005. Investing activities in 2006 consist of the purchase of $14.0 million of auction rate securities and $9.0 million of capital expenditures. The increase in cash used for investing activities is due to an increase in capital expenditures for the Partnership’s development properties. Year-to-date capital expenditures in 2006 consist of the following: $5.6 million of capitalized development costs at the Gig Harbor site; $580,000 of interest capitalized to the Gig Harbor project, $1.1 million of capitalized development costs at the Bremerton project, $513,000 of capitalized development costs on the Partnership’s other development properties; $667,000 of reforestation and road building costs on the owned timberlands; $328,000 of capital improvements at the Port Gamble townsite; and $133,000 of other miscellaneous capital expenditures.

Investing activities in 2005 consist of the purchase of $14 million of auction rate securities and $2.6 million of capital expenditures. Capital expenditures year-to-date in 2005 consisted of the following: $701,000 of capitalized development costs at the Gig Harbor site, $557,000 of capitalized development costs on the Partnership’s other development properties; $810,000 of reforestation and road building costs on the owned timberlands; $239,000 of capital improvements at the Port Gamble townsite; and $316,000 of other miscellaneous capital expenditures.

Cash used in financing activities increased to $5.2 million from $3.4 million. This increase is due primarily to an increase in unitholder distributions and a decrease in cash generated by option exercises. Unitholder distributions increased to $3.7 million from $2.5 million in 2005. Distributions increased from $0.25 per unit to $0.28 per unit in the third quarter of 2006.

Seasonality

Fee Timber. The Partnership owns 114,000 acres of timberland in Washington State. Our timber acreage is concentrated in two non-contiguous tree farms: the 71,000-acre Hood Canal tree farm located in Kitsap, Jefferson, and Mason Counties on the eastern side of Washington’s Olympic Peninsula, and the 43,000-acre Columbia tree farm located in Cowlitz, Clark, Lewis, Skamania, and Pierce counties on the western side of Washington’s Cascade mountain range.

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

Capital Expenditures and Commitments

Based on management’s current estimates, total capital expenditures in 2006, including the planned investment in ORM Timber Fund I, LP, are expected to approximate $23.4 million, of which $9.0 million has been expended through September 30, 2006. These expected capital expenditures include $11.7 million capital contribution to ORM Timber Fund I, LP, $6.7 million related to the Real Estate project at Gig Harbor, Washington for roads, a community water tank, and water and sewer connections to the property, and $2.1 million for the Bremerton West Hills property to construct a road which is a condition of closing for the residential portion of this property. Remaining planned capital expenditures for 2006 are related to various property development projects, capitalized reforestation costs, and capital improvements at the Port Gamble townsite. The actual pace of the Gig Harbor and Bremerton expenditures will depend on how quickly we are able get approvals for our planned improvements at the sites. The Partnership expects that the sources of capital for currently anticipated expenditures will be generated internally through operations, and management expects to be able to obtain external financing to supplement available funds as necessary.

ACCOUNTING MATTERS

Recently Issued Accounting Pronouncement

FASB Interpretation No. 48 (FIN 48) Accounting for Uncertainty in Income Taxes was issued in June 2006 and will be effective for the Partnership in the first quarter of 2007. This recently issued accounting interpretation provides guidance on reporting and accounting for uncertain tax positions taken by the reporting entity. While management is currently evaluating the impact of this guidance on our financial statements, we do not expect a material change to reported net income or net assets of the Partnership to result from implementation of this interpretation.

The S.E.C issued Staff Accounting Bulletin No. 108 in September 2006. This release deals with the evaluation of unadjusted errors to financial statements. We are currently evaluating the impact of this release to the Partnership’s financial reporting. We expect to implement this guidance with the issuance of our December 31, 2006 financial statements.

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

Purchased Timberlands Allocation: When the Partnership acquires timberlands, a purchase price allocation is performed that allocates cost between the categories of merchantable timber, premerchantable timber, and land based upon the relative fair values pertaining to each of the categories. When timberland is acquired the land is evaluated for current value. To the extent the land has value under current market conditions as something other than timberland, generally referred to as higher-and-better-use (HBU) land, we assign a value greater than that typically associated with timberland.

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

The standing inventory system is subject to two processes each year to monitor accuracy. The first is the annual cruise process and the second is a comparison of (a) volume actually extracted by harvest, to (b) inventory for the corresponding stands of harvested timber in the standing inventory system at the time of the harvest. A “cruise” represents a physical measurement of timber on a specific set of acres. The cruise process is completed when the physical measurement totals are compared to the inventory in the standing inventory system. The standing inventory system is then updated for the results of the cruise. Only productive acres with timber that is at least 20 years old are selected to cruise. The Partnership cruised 20% of its productive acres with 20 year-old or older timber in 2004 and 17% in 2005. We plan to cruise 20% in 2006 and thereafter. Specific acres are first selected for cruising with a bias towards those acres that have gone the longest without a cruise and, second, with a bias towards those acres that have been growing the longest. As the cruise is being performed, only those trees with a breast-height diameter (approximately 4.5 feet from the ground) of at least 6 inches are measured for inclusion in the inventory.

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

Property Development Costs: The Partnership is developing several master planned communities with the Gig Harbor and Bremerton projects being the most notable currently. Costs of development, including interest, are capitalized for these projects and allocated to individual lots based upon their relative preconstruction value. This allocation of basis supports, in turn, the computation of those amounts reported as a current vs. long-term asset (“Land Held for Sale” and “Land Held for Development”, respectively). As lot sales occur, the allocation of these costs becomes part of cost of sales attributed to individual lot sales. Costs associated with land including acquisition, project design, architectural costs, road construction, and utility installation are accounted for as investment activities on our statement of cash flows. These investments are often made for a number of years prior to the realization of revenue from the disposition of these properties. Cash generated from the sale of these properties is classified as an operating activity on our cash flow statement as the sale of these properties is the main operating activity of our Real Estate segment.

Percentage of Completion Revenue Recognition: The partnership accounts for revenue recognized from development sales consistent with Statement of Financial Accounting Standards No. 66 Accounting for Sales of Real Estate. When a real estate transaction is closed with significant outstanding obligations to complete infrastructure or other construction, revenue is recognized on a percentage of completion method by calculating a ratio of costs incurred to total costs expected. Revenue is deferred by the ratio of remaining costs to complete. As a result of this accounting the Partnership has deferred $330,000 of revenue related to the YMCA of Pierce County closing and $603,000 related to the Costco Wholesale Corporation closing. Both of these transactions were from the Gig Harbor project. Most if not all of the remaining costs are expected to be incurred by December 31, 2006 resulting in the recognition of revenue previously deferred.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Interest Rate Risk

As of September 30, 2006, the Partnership had $32.2 million of fixed-rate debt outstanding with a fair value of approximately $34 million based on the current interest rates for similar financial instruments. A change in the interest rate on fixed-rate debt will affect the fair value of the debt, whereas a change in the interest rate on variable-rate debt will affect interest expense and cash flows.

ITEM 4. CONTROLS AND PROCEDURES

The Partnership’s management maintains a system of internal controls, which management views as adequate to promote the timely identification and reporting of material, relevant information. Those controls include a requirement that executive management and all managers in accounting roles to sign and adhere to a Code of Conduct and implementation of a confidential telephone hotline for employees to contact the Audit

Committee directly with financial reporting concerns. Additionally, the Partnership’s senior management team meets regularly to discuss significant transactions and events affecting the Partnership’s operations. Our President & CEO and Vice President & CFO (“Executive Officers”) lead these meetings and consider whether topics discussed represent information that should be disclosed under generally accepted accounting principles and the rules of the SEC. The Board of Directors of our general partner includes an Audit Committee. The Audit Committee reviews the earnings releases prior to their release and all reports on Forms 10-Q and 10-K prior to their filing. The Audit Committee is responsible for hiring and overseeing the Partnership’s external auditors and meets with those auditors at least eight times each year. The Audit Committee also meets regularly in executive session outside the presence of the Executive Officers and other employees, including meeting in executive sessions with the Partnership’s external auditors four times each year.

The Executive Officers are responsible for establishing and maintaining disclosure controls and procedures. They have designed such controls to ensure that others make all material information known to them within the organization. Management regularly evaluates ways to improve internal controls.

As of the end of the period covered by this quarterly report on Form 10-Q our Executive Officers completed an evaluation of the disclosure controls and procedures and have determined them to be effective. We have made no changes to internal controls over financial reporting during the quarter that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Fee Timber

Fee Timber revenue is generated primarily through the sale of softwood logs to both domestic mills and third-party intermediaries that resell to the export market. The domestic market for logs in the Puget Sound region of Washington State has been impacted by imported logs and lumber from Canada and decreased demand for lumber as engineered wood products have gained market acceptance in the U.S. These factors have had the effect of concentrating mill ownership with larger mill operators and decreasing the number of mills operating in the Puget Sound region. If this trend continues, decreases in local demand for logs may decrease our profitability. Over the last few years the Partnership has seen shipment volumes and the price of logs erode in the Japanese market as competing logs and lumber from regions outside of the U.S. and engineered wood products have gradually gained market acceptance. These export markets for Pacific Northwest logs are significantly affected by fluctuations in U.S. and Japanese economies, as well as by the foreign currency exchange rate between the Japanese yen and the U.S. dollar.

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

Real Estate

The value of our real estate investments is subject to changes in the economic and regulatory environment, as well as various land use regulations and development risks, including the ability to obtain the necessary permits and zoning variances that would allow us to maximize our revenue from our real estate investments. Our real estate investments are long-term in nature, which raises the risk that unforeseen changes in the economy or laws surrounding development activities may have an adverse affect on our investments. Moreover, these investments often are highly illiquid and thus may not generate cash flow if and when needed to support our other operations. Finally, the illiquidity associated with our real estate investments means that our real estate revenues - and, accordingly, our net income - will sometimes experience significant upward fluctuations when large sales occur, and comparatively more modest results during periods in which sales activity is dormant.

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

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 7, 2006.

POPE RESOURCES, A Delaware Limited Partnership

By:	POPE RESOURCES, A Delaware Limited Partnership

By:	/s/ David L. Nunes

David L. Nunes Vice President and CFO (Principal Accounting and Financial Officer)

By:	/s/ Thomas M. Ringo

Thomas M. Ringo Vice President and CFO (Principal Accounting and Financial Officer)