Form 10-K
period 2006-12-31
POPE RESOURCES LTD PARTNERSHIP
filed 2007-03-05
CIK 784011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark one)
X	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2006
or
____	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from________ to
Commission File No. 1-9035

Pope Resources, A Delaware Limited Partnership
(Exact name of registrant as specified in its charter)

Delaware	91-1313292
(State of Organization)	(IRS Employer I.D. No.)

19245 Tenth Avenue NE , Poulsbo, WA 98370
(Address of principal executive offices, Zip Code)

Registrant's telephone number, including area code: (360) 697-6626

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Depositary Receipts (Units)	NASDAQ Global Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes______ No      X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.   Yes______ No      X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days.             Yes        X        No________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        X

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 in Rule 12b-2 of the Exchange Act.     Large Accelerated______  Filer Accelerated Filer     X     Non-Accelerated Filer ______

Indicate by check mark whether the registrant is a shell company (as defined by rule 12b-2 of the Act).
Yes______ No      X

At June 30, 2006, the aggregate market value of the non-voting equity units of the registrant held by non-affiliates was approximately $133,730,000.

The number of the registrant’s limited partnership units outstanding as of February 16, 2007 was 4,673,121

Documents incorporated by reference: None

PART I

Item 1.	BUSINESS

OVERVIEW

Pope Resources, A Delaware Limited Partnership (the "Partnership"), was organized in 1985 as a result of a spin-off by Pope & Talbot, Inc. (“P&T”), Pope & Talbot Development, Inc. and other P&T affiliates, of certain of P&T’s timberland and real estate development assets.

The Partnership currently operates in three primary business segments: (1) Fee Timber, (2) Timberland Management & Consulting, and (3) Real Estate. Fee Timber operations consist of the growing and harvesting timber from our tree farms. Timberland Management & Consulting, through our subsidiary, Olympic Resource Management LLC (“ORMLLC”), provides timberland management and forestry consulting services to third-party owners of timberlands as well as working to acquire timberland properties on behalf of ORM Timber Fund I, LP (the “Fund”), which has acquired timberlands having an aggregate purchase price of $58 million as of December 31, 2006. Our total equity investment in the Fund is $11.7 million, which represents a 20% interest. Real Estate operations consist of efforts to enhance the value of our land investments by obtaining the entitlements and, in some cases, building the infrastructure necessary to make further development possible. Further segment financial information is presented in Note 10 to our consolidated financial statements included in this report. General information can also be found at www.orm.com. The information contained on or connected to our web site is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report filed with or furnished to the SEC.

DESCRIPTION OF BUSINESS SEGMENTS

Fee Timber

Operations. Our Fee Timber segment consists of operations surrounding management of the Partnership’s core assets: the Hood Canal tree farm, which consists of 70,000 acres located in the Hood Canal area of Washington which we have held substantially all of since our formation, and the 44,000-acre Columbia tree farm located in southwestern Washington State. The Partnership views its two tree farms as core holdings and manages them as a single operating unit. Operations on the tree farms consist of the growing of timber and the subsequent harvesting and marketing of timber and timber products to both domestic and Pacific Rim markets. The Partnership’s Fee Timber segment produced 53%, 78%, and 85% of the Partnership's consolidated revenue in 2006, 2005, and 2004, respectively.

Beginning in 2007 this segment will also include operations of the Fund, which is consolidated into our financial statements. The Fund acquired 24,000 acres of timberland in the fourth quarter of 2006. Harvest activities from these timberlands are expected to commence late in the first quarter of 2007. We are planning to harvest 5 MMBF from these timberlands in 2007. Harvest and other operations of the Fund are not expected to contribute significantly to income as a separate depletion pool will be applied to this harvest volume. The depletion charge is expected to approximate net stumpage realized from the harvest. Olympic Resource Management LLC is the Fund’s general partner and earns management fees and incurs expenses resulting from managing the Fund.

Inventory. Inventory information discussed below is for the Hood Canal and Columbia tree farms.

We define “merchantable timber inventory” to mean timber inventory in productive timber stands that are 35 years of age and older, which represents management’s estimate of when merchantable value would be assigned to the timber in a timberland sale. As of December 31, 2006, the tree farms’ total merchantable inventory volume was estimated to be 392 million board feet (MMBF). The Partnership’s estimated merchantable timber inventory volume as of December 31, 2005 was 427 MMBF. The decline in merchantable inventory on December 31, 2006 versus December 31, 2005 was expected and is primarily a function of the uneven age class distribution of the Partnership’s stands and the accelerated harvest of stands that have been allowed to grow well beyond their economic harvest age on the Hood Canal tree farm.

While merchantable timber inventory is defined as timber in stands that are 35 years of age and older, the Partnership’s stands are not normally at their economic rotation age until after 40 years. Economic rotation age, which varies by species and the soil productivity site index, represents the estimated optimal age to harvest a specific stand of timber. Timber cost and volume is included in the calculation of depletion expense for financial statement purposes at 40 years of age which is consistent with the economic rotation age and our long term harvest plan.

The Partnership’s merchantable inventory as of December 31, 2006 and 2005 is spread between age classes as follows:

	December 31,
Age Class	2006 Volume (in MMBF)	2005 Volume (in MMBF)
35 to 39	79	66
40 to 44	67	74
45 to 49	31	26
50 to 54	18	20
55 to 59	57	68
60 to 64	75	84
65+	65	89
	392	427

Timber inventory volume is estimated using the Partnership's standing timber inventory system, which utilizes annual statistical sampling of the timber (a process called “cruising”) with adjustments made for estimated growth and depletion of areas harvested. The accuracy of this process is monitored by comparing actual harvest volume to the corresponding volume for those stands in the Partnership’s standing inventory system. This analysis looks at each harvest unit and measures the variance between the actual cut and the projected inventory volume, with specific harvest unit variances typically offsetting one another to a small net aggregate variance. The difference between the volume reflected in the inventory for a given year’s harvest units and the amount of harvest volume actually removed from those stands is usually within three percent of the volume harvested. Inventory volumes take into account the applicable state and federal regulatory limits on timber harvests as applied to our properties, including the Forests and Fish Law that supplements Washington State’s forest practice regulations to provide for expanded riparian management zones and similar buffers, as well as wildlife habitat, and other harvest restrictions. The Partnership annually cruises about 20% of its productive timberland acres with stand ages of at least 20 years.

The dominant timber species on the Partnership’s tree farms is Douglas-fir. Douglas-fir is noted for its structural characteristics that make it generally preferable to other softwoods and hardwoods for the production of construction grade lumber and plywood. In addition to Douglas-fir, inventory species on the Partnership’s tree farms include western hemlock, western red cedar, and red alder. The Partnership’s total merchantable timber inventory as of December 31, 2006 is distributed among species as follows:

Species	Volume (in MMBF)	Percent of total
Douglas-fir	290	74
Western hemlock	49	12
Western red cedar	13	3
Other conifer	14	4
Red alder	22	6
Other hardwood	4	1
Total	392	100%

The Hood Canal tree farm has significant acreage with mature timber and even more acreage with relatively immature trees, which results in what we call a “bimodal” age class pattern that management believes is common among western U.S. timberland ownerships. This bimodal pattern can be dealt with in three primary ways: (1) delay harvests of mature acres to backfill what would otherwise be smaller harvest years until the immature trees become merchantable; (2) harvest the mature acres at a rate that more closely approximates rotation age and allow later harvest cash flows to decline for some period while the younger blocks of acreage mature; or (3) acquire timberland properties with age-class characteristics that fill in the trough in the bimodal pattern. The acquisition of the Columbia tree farm in March 2001 is an example of a strategic timberland acquisition where we acquired a tree farm with age class characteristics that helped to fill in age classes where the Hood Canal tree farm was deficient. Management believes it not only made a sound value investment on its own merits in acquiring the Columbia tree farm, but also made significant progress toward smoothing the age-class distribution of the Partnership’s timberland holdings.

The Partnership’s tree farms as of December 31, 2006 total nearly 114,000 acres. Of this total, approximately 96,000 acres are designated productive acres.  Productive acres represent land that is suitable for growing and harvesting timber and excludes acreage that is unavailable for harvest because it is in protected wetlands or riparian management zones (stream set-asides). Productive acres also reflect deductions for roads and other land characteristics that inhibit suitability for growing or harvesting timber. As of December 31, 2006, total productive acres are spread by timber age class as follows:

Age Class	12/31/2006 Acres	%
Clear-cut	2,425	2%
0 to 4	8,460	9%
5 to 9	12,231	13%
10 to 14	6,438	7%
15 to 19	12,128	13%
20 to 24	16,184	17%
25 to 29	13,525	14%
30 to 34	5,040	5%
35 to 39	5,543	6%
40 to 44	3,684	4%
45 to 49	1,872	2%
50 to 54	941	1%
55 to 59	2,450	3%
60 to 64	3,158	3%
65+	2,389	1%
	96,468	100%

The Partnership's annual harvest level is derived from a long-term harvest planning model that factors in economic rotation ages of all stands, existing timber inventory levels, growth and yield assumptions, and regulatory constraints associated with the Washington State Forest Practices Act. From this information, management develops annual and long-term harvest plans predicated on their assessment of existing and anticipated economic conditions with the objective of maximizing long-term values. Management updates this plan periodically to take into account changes in timber inventory, including species mix, soil productivity site index, volume, size, and age of the timber. The long-term harvest plan is calculated using a non-declining even-flow harvest constraint, meaning that absent changes to available inventory or estimated growth rates future harvest levels will be as high as or higher than current levels. Recent timberland acquisitions stocked primarily with merchantable timber have been harvested over the last two years resulting in incremental harvest volume in excess of our expected long term harvest levels. These incremental harvests are now complete. Annual harvest volume is expected to approximate 49 MMBF in 2007 and for the near future thereafter. Our long-term harvest plan has been reduced from last year due to a number of factors including: refined growth estimates and a reduction in harvestable acres due to land sales and increased riparian management zones.

The Fund’s Timber Inventory. The Fund’s estimated merchantable timber inventory as of December 31, 2006 is 61 MMBF with 49% of this inventory Douglas-fir and 31% western hemlock. The Fund owns 24,000 gross acres of which 20,000 are productive. We plan to harvest 7 MMBF in 2007 from this timberland and will manage the timberland as we do the rest of our timber holdings. As described above, we own 20% of the Fund and earn a management fee for managing this timberland.

Marketing and Markets. We market timber using the manufactured log method, where it engages independent logging contractors to harvest the standing timber and manufacture it into logs that the Partnership then sells on the open market. The Partnership or its subsidiaries retain title to the logs until delivery takes place, which normally occurs at a customer log yard. We sell our logs both domestically and internationally through log exporting intermediaries. Our principal international market is the Pacific Rim. Logs going to this destination are generally sold to U.S.-based brokers who in turn sell direct to offshore customers. Japan is by far the largest buyer of logs in the Pacific Rim market, though Korea and China represent secondary export markets that our customers sell to from time to time. Over the last several years, the percentage of our annual production sold into export markets has ranged from 6% to 16%.

Customers. The Partnership sells its logs domestically to lumber mills and other wood fiber processors located throughout western Washington and northwest Oregon. The Partnership’s logs are also sold to export intermediaries located at the ports of Tacoma, Olympia, and Longview, Washington. Whether destined for domestic or export markets, the cost of transporting logs limits the destinations to which the Partnership can profitably deliver and sell its logs.

The Fee Timber segment had two major customers in 2006, Simpson Timber Company and Weyerhaeuser Company, which represented 29% and 19%, respectively, of segment revenue. Similarly, in 2005 the Fee Timber segment had two major customers, Simpson Timber Company and Weyerhaeuser Company, which represented 13% and 12%, respectively, of segment revenue. Mill competition for available log supply is an important factor in the harvest and sale of logs. For a number of years beginning in the mid-1990’s, we observed in our operating areas a trend toward lumber mill ownership consolidation and mill closure. This trend has eased over the last several years with the actual and announced openings of several new mills in the Puget Sound region. Further consolidation of mill ownership in the Puget Sound area could cause a decline in prices realized for the Partnership’s logs. The Partnership delivered logs to over 40 separate customers during 2006.

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

Forestry and Stewardship Practices. The Partnership's timberland operations incorporate management activities that include reforestation, control of competing brush in young stands, thinning of the timber to achieve optimal spacing after stands are established, and fertilization. During 2006, the Partnership planted 1,119,000 seedlings on 2,649 acres. This compares to the years 2005 and 2004 in which the Partnership planted 950,000 and 1,136,000 seedlings on 2,290 and 2,700 acres, respectively. Seedlings are generally planted from December to April depending on weather and soil conditions. The number of acres and seedlings planted will vary from year to year based upon harvest level, the timing of harvest, and seedling mortality rates on stands planted in prior years. Management's policy is to stay current on its reforestation program, returning all timberlands to productive status as soon as economically feasible following harvest.

Sustainable Forestry Initiative (SFI). Since 1993, our timberlands have received SFI certification from the American Forest & Paper Association (AF&PA). That certification is awarded following a third-party audit of the Partnership’s forestry and stewardship practices against those objectives and principles promulgated by the AF&PA. Management views this certification as an important indication of our commitment to manage our lands in a sustainable manner and to continue to treat the assets we own and manage with respect. We believe this commitment is an important business practice that contributes to our reputation and the long-term value of the Partnership’s assets.

In order to maintain this certification, management must document its timberland management policies that address the SFI objectives. The SFI objectives are divided into seven categories: Land Management; Procurement; Forestry Research, Science and Technology; Training and Education; Regulatory Compliance; Public and Landowner Involvement in the Practice of Sustainable Forestry; and finally Review and Continual Improvement.

Management performs an annual self-assessment of its compliance with these objectives, and hires a third-party auditor to perform a summary audit to ensure that our policies address the SFI objectives and that management is following those policies. We were re-certified in 2006.  Certification under SFI is currently a requirement for us to sell to a number of our customers in the Partnership’s geographic market. We believe this certification allows us to obtain the best price for our logs while protecting the core timberland assets of the Partnership.

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

Timberland Management & Consulting

Background. In March 1997, our unitholders authorized management to expand its timberland business into the Investor Portfolio Management Business (IPMB). The IPMB has two complementary business strategies: timberland management and timberland investment management. In 1997, the Partnership formed two wholly owned subsidiaries, ORM, Inc. and ORMLLC, to facilitate the IPMB activities.

Operations.  To date, the Timberland Management & Consulting segment’s key operation has been to provide various aspects of timberland management services to third-party timberland owners. The Timberland Management & Consulting segment represents 5%, 14%, and 4% of consolidated revenue for the years ended December 31, 2006, 2005, and 2004, respectively.

Timberland Management. Timberland management provides timberland management, acquisition, and disposition services to timberland owners. These services generally take the form of a long-term contract where ORMLLC personnel provide management expertise. In December 2004, following an 18-month bankruptcy process, a court-approved liquidation plan transferred the ownership of 522,000 acres formerly owned by Crown Pacific LP to Cascade Timberlands LLC (“Cascade”). On January 1, 2005 ORMLLC began managing those timberlands for Cascade. Timberland sales by Cascade in 2005 and 2006 in the state of Washington have reduced the current acres under management for Cascade to approximately 292,000 acres of Oregon timberland. In 2006, Cascade was the Timberland Management & Consulting segment’s major customer, accounting for 83% of segment revenue. At the end of 2006, ORM and Cascade entered into a three-year management agreement for the Oregon timberlands that expires in 2009.

Timberland Investment Management. Timberland Investment Management’s goal is to build and manage diversified timberland portfolios for third-party investors. The closing of the Fund in mid-2005 was a significant step toward this objective. We obtained equity capital commitments of $61.8 million, part of which includes the Partnership’s own $12.4 million co-investment commitment. In the fourth quarter of 2006, the Fund was successful in the acquisition of two timberland properties in Washington State with aggregate total acreage of approximately 24,000 acres. Acquisition of these properties placed $57.8 of the Fund’s committed capital, or approximately 94% of the Fund. In addition to serving as general partner, ORMLLC earns a management fee for providing timberland management services to the Fund. As a result of successful placement of this committed capital, we plan to seek additional third-party equity capital and establish a second fund in 2007.

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

Customers. Timberland management revenue in 2006 includes one client that represented 83% of segment revenue.

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

Investor Portfolio Management Business (IPMB). IPMB operations include timberland management and timberland investment management. An example of timberland investment management is the Fund. Now that the Fund has acquired timberland properties, both timberland management and asset management fees are earned from administering the Fund. These activities are, as well as the development and marketing costs associated with the Fund, part of the IPMB.

Limitation on Expenditures: The 1997 amendment to Pope Resources’ Limited Partnership Agreement authorizing launch of the IPMB limits our cumulative net expenditures incurred in connection with the IPMB to $5,000,000, including debt guarantees. As of December 31, 2006 cumulative expenditures incurred in pursuit of IPMB opportunities, including guarantees, were less than cumulative revenue generated. Therefore, cumulative net expenditures as of December 31, 2006 against the $5,000,000 limit are zero.

Allocation of Income: In addition, the 1997 amendment to Pope Resources’ Limited Partnership Agreement further specifies that income from the IPMB will be split using a sliding scale allocation method beginning at 80% to the Partnership’s wholly-owned subsidiary, ORM, Inc., and 20% to Pope MGP, Inc., the managing general partner of the Partnership. The sliding scale allocation method will evenly divide IPMB income between ORM, Inc. and Pope MGP, Inc. once such income reaches $7.0 million in any given fiscal year.

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

Operations. Real Estate operations include work considered by management necessary to maximize the value of the Partnership’s nearly 2,700-acre portfolio of property that management feels has a higher-and-better-use than timberland, and leasing residential and commercial properties in the Port Gamble town site. The former objective is generally obtained by securing the entitlements and/or physical improvements necessary to make development possible. The Real Estate segment represents 42%, 8%, and 11% of consolidated revenue in 2006, 2005, and 2004, respectively.

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

Gig Harbor.  Gig Harbor, a suburb of Tacoma, Washington, is the site of a 327-acre mixed-use development. In 2003, management obtained an amendment to the City of Gig Harbor’s comprehensive plan that converted 35 acres of the property from business-park to commercial zoning. As such, the development plan for the 327-acre project breaks down roughly as follows: 217 acres for residential; 75 acres for business park; and 35 acres for commercial use. In 2006, the Partnership completed the sale of nearly 18 acres of commercial land to Costco Wholesale Corporation, approximately 11 additional acres of business park land to the YMCA, and approximately 6 commercial acres to Northwest Capital Investors (NCI). The sale to NCI was not recognized as revenue in 2006 due to a rescission clause that can be exercised by NCI if we do not complete certain infrastructure improvements. The Partnership is evaluating disposition alternatives for its remaining 11-acres of adjacent commercial lands. In 2006, the Partnership completed construction of the following infrastructure elements necessary to enable closing of sales from the project and to comply with obligations set forth when the property was annexed into Gig Harbor: over a half-mile of road (Harbor Hill Drive); a 2.3 million gallon water tank; off-site traffic improvements (widening of Borgen Boulevard); storm water detention pond; and installation of utilities.

Kingston. The Partnership has a 356-acre primarily residential development project in Kingston called Arborwood. In 2005, management successfully championed the inclusion of the property inside the Kingston Urban Growth Area and increased the property’s potential development density (and value). After a lengthy appeals process, the Central Puget Sound Growth Management Hearings Board validated the expansion of the Urban Growth Area in 2006 to include the Arborwood property with vested Urban Cluster Residential zoning. The Partnership will finalize the master plan and evaluate disposition alternatives in 2007 for the maximum density of 765 residential units. The Partnership owns an additional 366 acres bordering Arborwood for which Kitsap County has an option expiring in 2008 to purchase for use as a county park. This optioned property can be subdivided into 5-acre lots if the County does not exercise its option.

Bremerton. The City of Bremerton approved our request for a planned development on the 264-acre West Hills mixed-use property within the city limits of Bremerton in 1999. The development includes 64 acres of industrial and 200 acres of residential property. In 2006, the Partnership completed the sale of 200 acres of residentially zoned land. As a condition of the sale, the Partnership constructed infrastructure in 2006 to serve the property and has some remaining construction obligations to complete this construction in 2007. The remaining 64 acres of property zoned as industrial park is being constructed in two phases. Construction of the 9 lots (totaling 24 acres) in Phase 1 is expected to be completed and ready for sale in 2007 while commencement of construction on the 15 lots (totaling 40 acres) in Phase 2 will depend on the sales absorption rate for Phase 1.

Rural Residential. Management has launched the Rural Lifestyles program to sell rural residential lots after harvest is completed or with properties that have marginal timber value or are encumbered by extended logging moratoriums. These properties are typically non-contiguous smaller lots ranging in size between 5 and 100 acres with zoning ranging from one dwelling unit per 5 acres to one per 80 acres. Development and disposition strategies vary depending on the property’s unique characteristics. Development efforts and costs expended to ready these properties for sale include work to obtain development entitlements that will increase the property’s value as residential property as well as making improvements to existing logging roads; constructing new roads; extending dry utilities; and sometimes establishing gated entrances.

Management intends to build on the success of these disposition efforts and offer a steady supply of rural residential lots to the market that will result in an ongoing revenue stream for the Real Estate segment. We have a target of selling 150 to 300 acres annually from this program but we have exceeded that target range for the last few years as a result of a strong market for this type of land in our marketplace. We expect 2007 rural residential sales to end up at the low end of this targeted range due to softening in our local markets for rural residential land.

Commercial Properties

Port Gamble. Port Gamble was designated a “Rural Historic Town” under Washington State’s Growth Management Act (GMA) in 1999. This designation allows for substantial new commercial, industrial, and residential development using historic land use patterns and densities, all the while maintaining the town’s unique architectural character.

A negotiated settlement with P&T in 2002 resulted in the Partnership taking over the former millsite as well as providing for the initiation of environmental cleanup activities, the responsibility for which is being shared between P&T and the Partnership. That agreement represents a significant step toward defining Port Gamble’s future whereby P&T took responsibility of the landfills and Port Gamble Bay and the Partnership took responsibility of the millsite and townsite. At the end of 2006, cleanup of the landfills and townsite were completed as both received “No Further Action” letters from the Washington State Department of Ecology. Efforts to cleanup the millsite and sediments in Port Gamble Bay will continue in 2007. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations - Real Estate - Environmental Remediation Costs.”

Marketing. Marketing activities in the Real Estate segment during 2006 consisted of marketing residential and commercial real estate for sale and lease.

Customers. Management typically markets its land for sale to private individuals, residential contractors, and developers of commercial property. Customers for Port Gamble townsite rental space consist of both individual and commercial tenants.

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

Transportation. Land values for our Real Estate portfolio are strongly influenced by transportation limitations between the Kitsap Peninsula and the Seattle-Tacoma corridor. Transportation options between Seattle-Tacoma and Kitsap County include driving on the Tacoma Narrows Bridge or taking one of several car ferries. The Washington State Department of Transportation has been working for several years to add a new span to the Tacoma Narrows Bridge connecting Tacoma and Gig Harbor. Construction of the new bridge is expected to be completed in the Fall of 2007, however, the existing bridge will undergo renovation during the following year; thus, both bridges are not expected to be completed and open to travelers until the end of 2008.

Ferry transportation in our market area currently utilizes vessels that carry both automobiles and passengers from each of the communities of Kingston, Bremerton, and Bainbridge Island, respectively, to and from Seattle. In 2004 and extending into 2005, two private companies began offering passenger-only ferry service from the peninsula to Seattle. Kitsap Ferry Company continues in 2006 to operate passenger-only ferry service from Bremerton to Seattle. Aqua Express, however, after offering passenger-only ferry service from Kingston to Seattle during much of 2005, ultimately cancelled the service because of insufficient demand and high fuel costs.

Employees.

As of December 31, 2006, the Partnership employed 51 full-time, year-round salaried employees and 19 part-time and seasonal personnel, who are distributed among the segments as follows:

Segment	Full-Time	Part-Time/ Seasonal	Total
Fee Timber	15	4	19
Timberland Management & Consulting	12	12	24
Real Estate	14	3	17
General and Administrative	10	—	10
Totals	51	19	70

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

Regulatory Structure.Growing and harvesting timber are subject to numerous laws and government policies to protect the environment, non-timber resources such as wildlife and water, and other social values. Changes in those laws and policies can significantly affect local or regional timber harvest levels and market values of timber-based raw materials. Real estate development activities are also subject to numerous state and local regulations such as the Washington State Growth Management Act. In addition, the Partnership is subject to Federal, state, and local pollution controls (with regard to air, water and land); solid and hazardous waste management, disposal and remediation laws; and regulations in each segment and all geographic regions in which it has operations.

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

The proposed Water Quality Standards that the Washington State Department of Ecology adopted in 2003 have undergone Department of Ecology and public scrutiny. As such, these rules should be sufficient to comply with the Anti-Degradation Implementation Plan as described in the Clean Water Act. In June 2006, the U.S. Fish & Wildlife Service and NOAA Fisheries signed the Forest Practices Habitat Conservation Plan (HCP). The HCP is a statewide program protecting 60,000 miles of streams on 9.3 million acres of forestland, set in motion by the Forests & Fish Law. It ensures landowners that practicing forestry in Washington State meets the requirements for aquatic species designated by the federal Endangered Species Act.

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

Water Quality. The U.S. Environmental Protection Agency also promulgated regulations in 2000 requiring states to develop total maximum daily load (“TMDL”) allocations for pollutants in water bodies that have been determined to be “water quality impaired.” The TMDL requirements set limits on pollutants that may be discharged to a body of water or set additional requirements, such as best management practices for nonpoint sources, including timberland operations, to reduce the amounts of pollutants in water quality impaired bodies of water. These requirements have impacted tree farming principally through rules requiring tree farms to better minimize silt caused by roads, harvest units and other management activities from coming in contact with water quality impaired bodies of water. TMDL targets will be established for specific water bodies in the states where the Partnership operates and these targets will be set so as to achieve water quality standards within 10 years, when practicable. It is not possible at this time to either estimate the capital expenditures that may be required for the Partnership to stay below the targets until a specific TMDL is promulgated or to determine whether these expenditures will have a material impact on the Partnership’s financial condition or results of operations.

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

Item 1A.	RISK FACTORS

We compete with a number of larger competitors that may be better able than we to absorb the effects of price fluctuations, may be able to expend greater resources on production, may have greater access to capital, and may operate more efficiently than we can. We compete against much larger companies in each of our business segments. We compete with these companies for management and line personnel, as well as for purchases of relatively scarce capital assets such as land and standing timber and for sales of our products. These larger competitors may have access to larger amounts of capital and significantly greater economies of scale, and they may be better able to absorb the risks of our line of business. Moreover, the timber industry has experienced significant consolidation in recent years and, as that consolidation occurs, our relative market share decreases and the relative financial capacity of our competitors’ increases. While management believes the Partnership is at a competitive advantage over some of these companies because of our lack of vertical integration into forest products manufacturing, our advantageous tax structure, and management’s attempts to diversify our asset base, we cannot assure readers that competition will not have a material and adverse effect on our results of operations or our financial condition.

Consolidation of sawmills in our geographic operating area may reduce competition among our customers, which could adversely affect our log prices. We have experienced in the past, and may continue to experience, consolidation of sawmills in the Pacific Northwest. Because a portion of our cost of sales in our fee timber segment consists of transportation costs for delivery of logs to domestic sawmills, it becomes prohibitively expensive to transport logs over long distances for sales in domestic markets. As a result, a reduction in the number of sawmills, or in the number of sawmill operators, may reduce competition for our logs, may increase our transportation costs, or both. These consolidations thus may have a material adverse impact upon our fee timber revenue or our fee timber income and, as that segment has traditionally represented our largest business unit, upon our results of operation and financial condition as a whole.

We are sensitive to demand and price issues relating to our sales of logs in both domestic and foreign markets. We generate fee timber revenue primarily by selling softwood logs to domestic mills and to third-party intermediaries that resell to the export market. The domestic market for logs in the Puget Sound region of Washington State has been impacted by imported lumber from Canada and decreased demand for lumber as engineered wood products have gained market acceptance in the United States. These factors have had the effect of concentrating mill ownership with larger mill operators and decreasing the number of mills operating in the Puget Sound region. This characteristic may result in a decrease in local demand for logs, which in turn may decrease our profitability. Over the last few years we have seen log prices erode in the Japanese market as competing logs and lumber from regions outside of the U.S. and engineered wood products have gradually gained market acceptance. These export markets for Pacific Northwest logs are significantly affected by fluctuations in U.S. and Japanese economies, as well as by the foreign currency exchange rate between the Japanese yen and the U.S. dollar. In addition, the settlement of a dispute under the North American Free Trade Agreement, alleging unfair trade practices related to sales of Canadian softwoods into the United States, may result in an increase in the volume of timber available in domestic log markets, which could adversely impact log prices and, derivatively, our fee timber revenues.

We are subject to statutory and regulatory risks that currently limit, and may increasingly limit, our ability to generate fee timber and real estate income. Our ability to grow and harvest timber can be significantly impacted by legislation, regulations or court rulings that restrict or stop forest practices. For example recent amendments to federal wildlife habitat preservation laws, intended to afford additional protections to the threatened northern spotted owl, may make it more difficult for us to harvest timber and may reduce the amount of harvestable timber on our properties. These and other restrictions on logging, planting, road building, fertilizing, managing competing vegetation and other activities can significantly increase the cost or reduce available inventory thereby reducing income. These regulations are likely to have a similar effect on our timberland management and consulting operations. Moreover, the value of our real estate investments, and our income from real estate operations, are sensitive to changes in the economic and regulatory environment, as well as various land use regulations and development risks, including the ability to obtain the necessary permits and zoning variances that would allow us to maximize the revenue from our real estate investments. Our real estate investments are long-term in nature, which raises the risk that unforeseen changes in the economy or laws surrounding development activities may have an adverse affect on our investments. Moreover, these investments often are highly illiquid and thus may not generate cash flow if and when needed to support our other operations.

We have certain environmental remediation liabilities, and those liabilities may increase. We own certain real estate, and have developed and previously sold other real estate, at the Historic Port Gamble townsite on the Kitsap Peninsula in Western Washington. We are party to an agreement with Pope & Talbot, Inc., pursuant to which we are required to contribute certain environmental costs toward the cleanup of hazardous material released on the Port Gamble townsite. We maintain on our balance sheet an accrual that represents our estimated share of the remediation costs, and we adjust that accrual periodically based on such factors as test results, cleanup cost estimates, and related factors. We increase the reserve if our current estimates of those costs exceed the previously established accrual, and in increasing that reserve we recognize an expense in the period reflecting the adjustment. If our estimates are inaccurate, or if new or previously unknown facts are discovered that increase our share of these costs, we may experience adverse impacts upon our results of operations and financial condition.

We are controlled by our managing general partner. As a limited partnership, substantially all of our day to day affairs are controlled by our managing general partner, Pope MGP, Inc. Among other things, the board of directors of Pope MGP, Inc., serves as our board of directors, and by virtue of a stockholder agreement, the shareholders of Pope MGP, Inc., Emily T. Andrews and Peter T. Pope, each have the ability to designate one of our directors and to veto the selection of each of our other directors, other than for our chief executive officer, who serves as a director by virtue of his executive position. Unit holders may remove the managing general partner only in limited circumstances, including, among other things, a vote of the holders of a majority of the “qualified units,” which means the units that have been owned by their respective holders for at least five years prior to such vote. By virtue of the terms of our agreement of limited partnership, as amended, or “partnership agreement,” our managing general partner directly, and Ms. Andrews and Mr. Pope indirectly, have the ability to prevent or impede transactions that would result in a change of control of the Partnership; to prevent or, upon the approval of limited partners holding a majority of the units, to cause, the sale of the assets of the Partnership; and to cause the Partnership to take or refrain from taking certain other actions that you might otherwise perceive to be in the Partnership’s best interest. Under our partnership agreement, we are required to pay to Pope MGP, Inc., an annual management fee of $150,000, and to reimburse Pope MGP, Inc., for certain expenses incurred in managing our business. The managing general partner also receives a special allocation of profits from our investor portfolio management business, which allocations earned in 2006 and 2005 were $75,000 and $204,000, respectively. Reimbursements for expenses totaled $6,000 in 2006 and $2,000 in 2005, and we do not expect such reimbursements to decrease materially in 2007.

We benefit from certain tax treatment accorded to master limited partnership, and if that status changes the holders of our units may realize less advantageous tax consequences. The Partnership is a Master Limited Partnership (MLP) and is therefore not generally subject to U.S. federal income taxes. If that changed due to a change in tax law (or interpretation of current tax law) such that the Partnership became subject to income taxes, operating results would be adversely affected. We also have a taxable subsidiary corporation. The estimation of income tax expense and preparation of income tax returns requires complex calculations and judgments. We believe the estimates and calculations used in this process are proper and reasonable but if a Federal or state taxing authority disagreed with the positions we have taken a material change in provision for income taxes, net income, or cash flows could result.

Item 1B.	UNRESOLVED SECURITIES AND EXCHANGE COMMISSION COMMENTS

None

Item 2.	PROPERTIES

The following table reconciles acreage owned as of December 31, 2005 to acreage owned as of December 31, 2006. This table excludes the 24,000 acres of timberland purchased by the Fund in the fourth quarter of 2006. As noted previously we own 20% of the Fund. Properties are typically transferred from Fee Timber to the Real Estate segment when they become more valuable as development property than timber property. At that point the Real Estate segment is responsible for managing the properties with the goal of maximizing the properties’ value upon disposition.
			Owned Acre Totals

Description			2005	Transfers	Sales	Misc (5)	2006
Office Building	G&A	Poulsbo headquarters	4		(1)		3
Total Acres used for office space			4		(1)		3
Timberland Property	Fee Timber	Hood Canal tree farm (2)	70,547	(447)		136	70,236
Timberland Property	Fee Timber	Columbia tree farm	43,991	(106)	(404)		43,481
Total Fee Timber Acres			114,538	(553)	(404)	136	113,717
Land held for sale	Real Estate	Gig Harbor -Harbor Hill (4)	31	11	(28)		14
Land held for sale	Real Estate	Cowlitz 160		160	(160)		-
Land held for sale	Real Estate	Point No Point	20	132			152
Land held for sale	Real Estate	Lost Highway 1 & 2	40				40
Land held for sale	Real Estate	Bremerton - West Hills (3)	200	20	(200)		20
Land held for sale	Real Estate	Quilcene		27			27
Land held for sale	Real Estate	Cowlitz 80	10	71	(81)		-
Land held for sale	Real Estate	Timberland Ridge	236	(98)	(60)	21	99
Land held for sale	Real Estate	Jefferson County HBU		34	(25)		9
Land held for sale	Real Estate	Sandy Shore 40		40	(40)		-
Land held for sale	Real Estate	Oak Bay	201			4	205
Land held for sale	Real Estate	Other (less than 20 Acres)	18	29	(43)	(4)	-

Subtotal land held for sale			756	426	(637)	21	566
Land held for development	Real Estate	Gig Harbor - Harbor Hill (4)	296	(11)			285
Land held for development	Real Estate	Kingston - Arborwood	356				356
Land held for development	Real Estate	Bremerton - West Hills (3)	64	(20)			44
Land held for development	Real Estate	Port Gamble townsite	130				130
Land held for development	Real Estate	Shine Canyon	69				69
Land held for development	Real Estate	Timberland Ridge		98			98
Land held for development	Real Estate	Heritage Park Option (1)	366				366
Land held for development	Real Estate	Tala Point	230	38			268
Land held for development	Real Estate	Walden		120			120
Land held for development	Real Estate	Tarboo Easement		160			160
Land held for development	Real Estate	Nursery Hansville		53			53
Land held for development	Real Estate	Homestead	38				38
Land held for development	Real Estate	Jefferson County HBU		83			83
Land held for development	Real Estate	Other (less than 20 Acres)	436	(370)	(15)	1	52
Land held for development	Real Estate	Clark 80		80	(80)		-
Land held for development	Real Estate	Nisqually		28	(28)		-
Land held for development	Real Estate	Point No Point	132	(132)			-

Subtotal land held for development			2,117	127	(123)	1	2,122

Total Real Estate Acres			2,873	553	(760)	22	2,688

Grand total acres			117,415	0	(1,165)	158	116,408

(1)	Kitsap County has an option to acquire this property that expires in July 2008.
(2)	This property is used as collateral for the Partnership’s $33.2 million timberland mortgage.
(3)	This property is used as collateral for $191,000 of Local Improvement District debt.
(4)	This property is used as collateral for $367,000 of Local Improvement District debt.
(5)	Misc. represents miscellaneous changes resulting from surveys, boundary line adjustments, and acreage quit claimed to others without compensation.

The following table provides dwelling unit (DU) per acre zoning for the Partnership’s owned timberland and development properties as of December 31, 2006 and land sold during 2006:

Current Land Inventory (acres)				2006 Land Sales

Zoning Designation	Real Estate	Fee Timber	Totals	Acres	$/Acre	Total Sales
Urban zoning	778	-	778	237	$94,135	$22,310,000
1 DU per 5 acres	250	-	250	40	11,550	462,000
1 DU per 10 acres	456	320	776	160	4,688	750,000
1 DU per 20 acres	500	38,200	38,700	63	4,873	307,000
1 DU per 40 acres	661	1,200	1,861	40	4,500	180,000
1 DU per 80 acres	46	42,000	42,046	625	3,675	2,297,000
Forest Resource Lands		31,997	31,997	-	-	-
Total	2,691	113,717	116,408	1,165	$22,580	$26,306,000

Item 3.	LEGAL PROCEEDINGS

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Partnership's unit holders during the fourth quarter of 2006.

PART II

Item 5.	MARKET FOR REGISTRANT’S UNITS, RELATED SECURITY HOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Certain information respecting trades in the Partnership’s equity securities is quoted on the Nasdaq Global Market. The Partnership's units trade under the ticker symbol "POPEZ". The following table sets forth the 2006 and 2004 quarterly ranges of low and high prices, respectively, for the Partnership's units:

	High	Low	Distributions
Year Ended December 31, 2004 (Nasdaq Global Market)
First Quarter	$24.00	$15.00	$0.07
Second Quarter	20.74	17.14	0.07
Third Quarter	24.00	18.02	0.15
Fourth Quarter	25.25	19.27	0.15
Year Ended December 31, 2005 (Nasdaq Global Market)
First Quarter	56.85	19.35	0.15
Second Quarter	37.68	31.10	0.15
Third Quarter	37.00	31.30	0.25
Fourth Quarter	32.22	27.85	0.25
Year Ended December 31, 2006 (Nasdaq Global Market)
First Quarter	36.00	30.00	0.25
Second Quarter	34.70	30.10	0.25
Third Quarter	33.10	30.04	0.28
Fourth Quarter	35.59	31.54	0.28

Unitholders

As of February 16, 2007, there were 241 holders of record for 4,673,121 outstanding units. Units outstanding exclude 55,750 units granted to management that are currently restricted from trading. This restriction will be lifted upon vesting over the next four years.

Distributions

All cash distributions are at the discretion of the Partnership's managing general partner, Pope MGP, Inc. (the “Managing General Partner”). During 2006, the Partnership made two quarterly distributions of twenty-five cents per unit and two quarterly distributions of twenty-eight cents per unit, with the four distributions totaling $5.0 million. During 2005, the Partnership made two quarterly distributions of fifteen cents per unit and two quarterly distributions of twenty-five cents per unit, with the four distributions totaling $3.7 million. Management intends to continue to pay quarterly distributions in 2007 of twenty-eight cents per unit so long as the Managing General Partner, in its discretion, determines this amount to be appropriate. Management will periodically examine distribution levels to ensure it meets the long-term objective of maximizing Partnership value.

Performance Graph

The following graph shows a five-year comparison of cumulative total unitholder returns for the Partnership, the Standard and Poor’s Forest Products Index, and the Wilshire 4500 for the five years ended December 31, 2006. The total unitholder return assumes $100 invested at the beginning of the period in the Partnership’s units, the Standard and Poor’s Forest Products Index, and the Wilshire 4500. The graph assumes distributions are reinvested.

	Cumulative Total Return
	12/31/2001	12/31/2002	12/31/2003	12/31/2004	12/31/2005	12/31/2006

POPE RESOURCES	100.00	69.17	107.59	177.83	225.97	258.12
S & P 500	100.00	77.90	100.24	111.15	116.61	135.03
S & P SMALLCAP 600	100.00	85.37	118.48	145.32	156.48	180.14
S & P FOREST PRODUCTS	100.00	93.84	131.85	148.96	152.02	160.27
DOW JONES WILSHIRE 5000	100.00	79.14	104.18	117.33	124.75	144.56
DOW JONES WILSHIRE 4500	100.00	82.20	118.24	140.19	154.60	179.44

		12/31/02	12/31/03	12/31/04	12/31/05	12/31/06
POPE RESOURCES		-30.83%	55.54%	65.28%	27.07%	14.23%
S & P 500		-22.10%	28.68%	10.88%	4.91%	15.80%
S & P SMALLCAP 600		-14.63%	38.79%	22.65%	7.68%	15.12%
S & P FOREST PRODUCTS		-6.16%	40.50%	12.98%	2.05%	5.43%
DOW JONES WILSHIRE 5000		-20.86%	31.64%	12.62%	6.32%	15.87%
DOW JONES WILSHIRE 4500		-17.80%	43.84%	18.57%	10.27%	16.07%

Copyright © 2006 Standard & Poor's, a division of The McGraw-Hill Companies, Inc. All rights reserved. www.researchdatagroup.com/S&P.htm

Issuance of Unregistered Securities

The Partnership did not conduct any unregistered offering of its securities in 2006.

Repurchase of Equity Securities

The Partnership did not repurchase any of its equity securities in 2006.

Item 6.	SELECTED FINANCIAL DATA

Actual Results. The financial information set forth below for each of the indicated years is derived from the Partnership's audited consolidated financial statements. This information should be read in conjunction with the consolidated financial statements and related notes included with this report.

The table below includes non-GAAP financial measures including earnings before interest, taxes, depletion, depreciation, and amortization (EBITDDA) and free cash flow. Management believes both of these measures are useful to investors when evaluating the Partnership’s financial performance. EBITDDA is an important measure of operating performance, particularly when comparing results between different timber-owning companies because there are varying methods of calculating depletion expense under GAAP that may yield net and operating income results that are difficult or impossible to compare. With different issuers employing various depletion methodologies, disclosure of EBITDDA can facilitate the measurement and comparison between the operating results and cash-generating capabilities of different timber companies.

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

(Dollars in thousands, except per unit data)	Year Ended December 31,
	2006	2005	2004	2003	2002
Statement of operations data
Revenue:
Fee Timber (1)	$35,260	$44,424	$33,571	$22,916	$23,298
Timberland Management
& Consulting	3,670	7,764	1,601	2,386	7,295
Real Estate	27,320	4,818	4,476	1,734	1,599
Total revenue	66,250	57,006	39,648	27,036	32,192

Operating income/(loss):
Fee Timber (1)	14,592	16,320	15,126	9,669	10,199
Timberland Management
& Consulting (2)	1,266	3,540	(598)	272	919
Real Estate (3) (4)	13,864	1,270	1,586	(476)	(1,667)
General and Administrative	(3,817)	(3,651)	(2,986)	(2,842)	(3,864)
Total operating income/(loss)	25,905	17,479	13,128	6,623	5,587

EBITDDA (5):
Net income/(loss) (1) (2) (3) (4)	24,910	13,684	10,176	3,528	3,334
Plus:
Net interest and income tax	1,064	3,474	2,952	3,048	2,106
Depreciation, depletion, and amortization (6)	7,204	11,252	5,752	3,546	3,864
EBITDDA	33,178	28,410	18,880	10,122	9,304

Free cash flow (5):
Net income (loss)	24,910	13,684	10,176	3,528	3,334
Plus:
Depreciation, depletion, and amortization (6)	7,204	11,252	5,752	3,546	3,864
Cost of land sold	7,818	434	209	200	189
Less:
Principal payments	1,675	1,883	1,979	1,662	1,110
Capital expenditures, net of
timberland acquisitions(1)	12,177	6,756	3,260	2,017	2,158
Free cash flow	26,080	16,731	10,898	3,595	4,119

Cash flow from operations	43,571	28,909	17,854	8,641	9,005

Earnings per unit – diluted	5.23	2.88	2.22	0.78	0.74

Distribution per unit	1.06	0.80	0.44	0.24	0.10

Balance sheet data
Total assets	180,282	106,358	94,868	86,308	86,788
Long-term debt	30,866	32,281	34,164	36,114	37,665
Partners’ capital	87,605	66,405	54,533	46,036	43,598
Debt to total capitalization	27%	34%	40%	45%	47%
Other data
Acres owned/managed (thousands)	433	556	121	114	270
Fee timber harvested (MMBF)	55	74	60	45	45

(1)	The Fund acquired 24,000 acres of timberland in 2006 and we acquired 4,700 acres of timberland in 2004. The cost of these acquisitions was not included in the calculation of free cash flow.
(2)
Timberland Management & Consulting operating income in 2002 includes $583,000 of restructuring charges following the loss of the Hancock Timber Resource Group (HTRG) timberland management contract and closure of timberland consulting offices in Canada.

(3)	Real Estate operating income in 2006, 2005, and 2004 includes $260,000, $198,000, and $466,000, respectively, of environmental remediation charges related to the Port Gamble townsite.
(4)
Real Estate operating income in 2002 includes the following charges: $730,000 environmental remediation charge related to the Port Gamble townsite and a $165,000 charge for warranty liabilities for homes sold in Port Ludlow, Washington.

(5)
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

(6)
Depreciation, depletion, and amortization in 2006 and 2005 include $2.7 million and $6.3 million, respectively, of depletion expense resulting from the separate depletion pool used to account for the harvest of timber from the Quilcene timberland acquisition.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OFFINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains a number of projections and statements about our expected financial condition, operating results, and business plans and objectives. These statements reflect management's estimates based upon our current goals, in light of management's knowledge of existing circumstances and expectations about future developments. Statements about expectations and future performance are “forward looking statements” which describe our goals, objectives and anticipated performance. These statements are inherently uncertain, and some or all of these statements may not come to pass. Accordingly, you should not interpret these statements as promises that we will perform at a given level or that we will take any or all of the actions we currently expect to take. Our future actions, as well as our actual performance, will vary from our current expectations, and under various circumstances these variations may be material and adverse. Some of the factors that may cause our actual operating results and financial condition to fall short of our expectations are set forth in the part of this report entitled "Risk Factors” in Item 1A above. Other issues that may have an adverse and material impact on our business, operating results and financial condition include environmental and land use regulations that limit our ability to harvest timber and develop property and economic conditions that affect consumer demand for our products and the prices we receive for them, and other risks and uncertainties which are discussed in our other filings with the Securities and Exchange Commission. The forward-looking statements in this report reflect our estimates as of the date of the report, and we cannot undertake to update these statements as our business operations and environment change.

This discussion should be read in conjunction with the Partnership's audited consolidated financial statements included with this report.

EXECUTIVE OVERVIEW

Pope Resources, A Delaware Limited Partnership (“we” or the "Partnership"), was organized in late 1985 as a result of a spin-off by Pope & Talbot, Inc. (“P&T”). We are engaged in three primary businesses. The first, and by far most significant segment in terms of owned assets and operations, is the Fee Timber segment. Operations in this segment consist of growing timber to be harvested as logs for sale to domestic and to a lesser extent export manufacturers. The second most significant business in terms of total assets owned is the development and sale of real estate. Real Estate activities primarily take the form of securing permits, entitlements, and, in some cases, installing infrastructure for raw land development and then realizing that land’s value by the selling of larger parcels to buyers who will take the land further up the value chain, either to home buyers or to operators and lessors or commercial property. Since these land projects span multiple years, the Real Estate segment may incur losses for multiple years while a project is developed until that project is sold resulting in operating income. Our third business is providing timberland-related services to third parties and raising investment capital from third parties for private equity timber funds like ORM Timber Fund I, LP (the Fund).

As of December 31, 2006, we owned nearly 114,000 acres of timberland in western Washington State plus nearly 2,700 acres of real estate held for sale or development. Our third-party Timberland Management & Consulting services have historically been conducted in Washington, Oregon, and California.

Macroeconomic factors that have a significant bearing on our business include housing starts in the U.S. (and to a lesser degree in Japan); interest rates; and currency exchange rates - particularly those between the U.S. and Canada, Japan, and Europe. The first two of these factors reflect or influence the health of the U.S. housing market. Currency exchange rates influence the competitiveness of our primary product compared to logs that might be imported from Canada, Europe, or the Southern Hemisphere. Our export logs are sold to domestic intermediaries who then export the logs. A favorable US$/yen exchange rate can help these intermediaries compete in the Japanese market with logs that originate from Canada, Europe, or the Southern Hemisphere, thus increasing the price that we are able to realize from the sale of this export-quality log volume.

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

Management’s major opportunity and challenge is to grow our revenue base profitably. Our current strategy for adding timberland acreage is centered on our timber fund business model. For example, the Fund acquired 24,000 acres of timberland in late 2006 of which we own 20% and earn both an asset management and on-the-ground timberland management fee from managing these timberlands. Our real estate challenges center around how and when to “harvest” a parcel of land and capture the optimum value increment by selling the property.

Our consolidated revenue in 2006, 2005, and 2004, on a percentage basis by segment, are as follows:

Segment	2006	2005	2004
Fee Timber	53%	78%	85%
Timberland Management & Consulting	5%	14%	4%
Real Estate	42%	8%	11%

Further segment financial information is presented in Note 10 to the Partnership's Consolidated Financial Statements included with this report.

Outlook

Management plans to decrease harvest volume from fee owned timberland from 54.5 MMBF in 2006 to 49.5 MMBF in 2007 in line with long-term sustainable harvest plans. At the end of 2006, when our 2006 harvest was largely complete, log prices softened from the prices realized earlier in the year. This softening was caused by a number of factors including a slow-down in domestic housing starts and an increase in lumber imported from Canada. The increase in Canadian imports followed resolution of the softwood lumber agreement. Management expects some recovery from this decline in log prices later in 2007, but we expect average 2007 log price realized to decline from 2006 levels. ORM Timber Fund I, LP (the Fund) is expected to begin harvesting in 2007. Revenue generated from this harvest will be consolidated into the Partnership’s financial statements but is not expected to contribute to operating income as the timberlands owned by this fund will have a separate depletion pool and depletion charges are expected to offset the majority of the net stumpage realized upon harvest. The 80% interest in the Fund owned by third-parties is reported beneath operating income and is labeled Minority Interest-ORM Timber Fund I, LP.

We are also anticipating a decrease in operating income generated by the Real Estate segment. In previous editions of this analysis, we have noted that our results from the Real Estate segment can vary significantly from year to year. Real Estate results in 2006 reflect the sales of a high-value commercial property and a business park property from our development at Gig Harbor and a large residential plat sale from our Bremerton project. Transactions planned for 2007 are expected to result in a substantial decline in both revenue and operating income from the levels achieved in 2006. Revenue generated by the Timberland Management & Consulting segment is expected to decrease as a result of the absence of a disposition fee earned in 2006 and lower timberland management fees, offset in part by higher fees from our Fund.

RESULTS OF OPERATIONS

The following table reconciles net income for the years ended December 31, 2006 to 2005 and 2005 to 2004. In addition to the table’s numeric analysis, the explanatory text that follows describes many of these changes by business segment.

YEAR TO YEAR COMPARISONS
(Amounts in $000's except per unit data)

	2006 vs. 2005	2005 vs. 2004

	Total	Total
Net income:
Year ended December 31, 2006	$24,910
Year ended December 31, 2005	13,684	$13,684
Year ended December 31, 2004		10,176
Variance	$11,226	$3,508

Detail of earnings variance:
Fee Timber
Log price realizations (A)	$1,813	$3,490
Log volumes (B)	(11,295)	7,368
Production costs	4,583	(3,653)
Depletion	2,993	(5,506)
Other Fee Timber	173	(505)
Timberland Management & Consulting
Management fee changes	(2,707)	3,715
Disposition fees	(45)	1,396
Other Timberland Mgmnt & Consulting	478	(973)
Real Estate
Development property sales	14,436	10
Environmental remediation	46	268
Other Real Estate	(1,889)	(594)
General & administrative costs	(166)	(665)
Interest expense	1,100	173
Other (taxes, minority int., interest inc.)	1,706	(1,016)
Total change in earnings	$11,226	$3,508

(A) Price variance allocated based on changes in price using the current period volume.
(B) Volume variance allocated based on change in sales volume and the average log sales price for the prior period less variance in log production costs.

Fee Timber

Revenue and Operating Income

Fee Timber revenue is earned primarily from the harvest and sale of logs from the Partnership’s 114,000 acres of fee timberland located in Western Washington and, to a lesser extent from the lease of cellular communication towers, the sale of gravel and other forest products that result from timberland operations. Revenue from the sale of timberland tracts will also appear periodically in results for this segment. Our Fee Timber revenue is driven primarily by the volume of timber harvested, which we ordinarily express in terms of millions of board feet, or “MMBF”, and by the average prices realized on log sales, which we express in dollars per thousand board feet, or “MBF”. In late 2006, the Fund acquired 24,000 acres of timberland. Harvest activities from these properties are expect to begin in 2007 and will be consolidated into this discussion of operations.

Revenue and operating income for the Fee Timber segment for each year in the three-year period ended December 31, 2006, are as follows (all amounts in millions).

Year ended	Timber revenue	Mineral, cell tower, and other revenue	Total segment revenue	Operating income	Harvest volume
31-Dec-06	$33.3	$2.0	$35.3	$14.6	54.5
31-Dec-05	42.7	1.7	44.4	16.3	74.2
31-Dec-04	31.9	1.7	33.6	15.1	60.3

Fiscal Year 2006 compared to 2005. Harvest volume declined 27% from 2005 to 2006. This decrease was due to an elevated harvest in 2005 owing primarily to our harvest of two tracts acquired in late 2004. Average log prices in 2006 were up $35 per MBF, representing a 6% increase over 2005’s log prices. The $0.3 million increase in other revenue is due primarily to an increase in gravel royalties resulting from increased residential and commercial construction in our local markets. The decrease in harvest volume, offset somewhat by stronger prices and increased gravel royalties, resulted in the $9.1 million, or 20%, decrease in Fee Timber revenue for 2006 versus 2005.

Operating income in 2006 attributed to the Fee Timber segment decreased $1.7 million, or 10% from 2005. Harvest volume from one of the 2004 acquisitions has a separate depletion pool because the property has characteristics that are different from the pooled property. Specifically, the timber on this property at the time of acquisition was almost completely merchantable. As a result of accounting for harvests from this particular acreage using the separate depletion pool and its correspondingly high per MBF depletion charge, the incremental harvest from this acquisition generated significant cash flow but had much less impact on operating income. The cash generated through 2005 and into 2006 related to the timber harvested from this particular fourth quarter 2004 acquisition has served to recoup effectively its entire purchase price.

Fiscal Year 2005 compared to 2004. Harvest volume was up 23% during 2005 from 2004. This increase was due to a higher planned harvest in 2005. This increase in harvest was also due to the two timberland acquisitions from 2004. In addition, average log prices were up $47 per MBF, representing a 9% increase over 2004’s log prices. Taken together, these higher volumes and stronger prices resulted in the $10.8 million, or 32%, increase in revenue for 2005 versus 2004. Operating income in 2005 for the Fee Timber segment increased $1.2 million, or 8% from 2004. Notably, the increase in harvest volume did not result in a proportionate increase in operating income due primarily to a $58 per MBF, or $5.5 million, increase in depletion expense when comparing 2004 and 2005. This increase in depletion relates to the establishment of separate depletion cost pool to account for one of the 2004 acquisitions, as described above.

Log Volume

Log volume sold for each year in the three-year period ended December 31, 2006, is as follows:

Volume (in MMBF)	2006	% Total	2005	% Total	2004	% Total
Sawlogs
Douglas-fir	38.9	71%	43.7	59%	35.7	59%
Whitewood	3.8	7%	11.0	15%	10.6	18%
Cedar	1.1	2%	4.5	6%	1.4	2%
Hardwoods	3.6	7%	5.1	7%	2.9	5%
Pulp
All Species	7.1	13%	9.9	13%	9.7	16%

Total	54.5	100%	74.2	100%	60.3	100%

Log volume decreased 27% in 2006 from the elevated harvest in 2005 related to the 2004 timberland acquisitions. The aforementioned 2004 acquisitions were largely harvested in 2005 and contained a relatively high volume of cedar and red alder sawlogs. Pulp log volume as a percentage of total volume remained at 13% in 2006 when compared to 2005.

Log volume increased 23% in 2005 due to the 2004 timberland acquisitions. One of these properties contained a relatively high volume of cedar and red alder sawlogs. Pulp log volume as a percentage of total volume decreased to 13% from 16% as a result of the harvest of fewer low-quality timber stands in 2005 compared to 2004

Log Prices

We have categorized our sawlog volume by species, which is a significant driver of price realized as indicated by the table below. The average log price realized by species for each year in the three-year period ended December 31, 2006, is as follows:

Price $/MBF	2006	% Change	2005	% Change	2004
Sawlogs
Douglas-fir	$669	4%	$644	4%	$619
Whitewood	445	(6)%	472	12%	423
Cedar	1,093	16%	942	(6)%	999
Hardwoods	681	13%	605	3%	587
Pulp
All Species	268	26%	213	(5)%	224

Douglas-fir: Douglas-fir is noted for its structural characteristics that make it generally preferable to other softwoods and hardwoods for the production of construction grade lumber and plywood. The price realized on Douglas-fir logs increased 4% in 2006 from 2005. The increase in price realized in 2006 is attributed to a combination of strong housing starts in the U.S. and additional lumber mills opening in the Puget Sound area of Washington. The price realized on Douglas-fir logs increased 4% in 2005 from 2004 due to the same trends noted as present in 2006.

Whitewood: “Whitewood” is a term used to describe several softwood species, but for us primarily refers to western hemlock. Though generally considered to be of a lower quality than Douglas-fir, these logs are also used for manufacturing construction grade lumber and plywood. The average price realized on whitewood decreased 6% in 2006 from 2005, and increased 12% in 2005 from 2004. In addition to a decline in whitewood market prices during 2006 a larger impact can be attributed to harvesting lower quality logs in 2006 versus 2005. Whitewood harvest volume in 2005 included a large component of high quality whitewood sawlogs from one of the 2004 timberland acquisitions which increased our average price realization in the prior year.

Cedar: Cedar prices have increased in 2006 from 2005 and decreased in 2005 from 2004. The strong price realized for 2006 reflects a general decline in cedar volume available in the Puget Sound area with resultant upward pressure on price due to continuing demand for such logs. Cedar prices declined from 2004 to 2005, with this downward shift attributable to a decrease in mills located in the Puget Sound area of Washington that manufacture cedar products.

Hardwood: “Hardwood” can refer to many different species, but on our tree farms primarily consists of red alder. The price realized from the sale of red alder sawlogs has increased steadily over the last two years with limited supply and increased demand as a result of new mills focused on hardwood lumber production in the Pacific Northwest. The local mills that process alder sawlogs are using the resource to manufacture lumber for use in furniture construction.

Pulp: Pulp is a lower quality log of any species that is manufactured into wood chips. These chips are used primarily to manufacture unbleached linerboard used in paper bags and cardboard boxes. The price realized from the sale of pulp logs is primarily driven by local pulp log inventories. The increases in pulp log prices result from a decline in sawmill production and a corresponding reduction in the inventory of residual chips from lumber manufacturing. Relatively strong prices combined with a weakening lumber market has resulted in an increase in sawmill downtime which has in turn reduced the supply of wood chips available in the Puget Sound market.

Customers

	2006		2005		2004
Destination	Volume*	Price	Volume*	Price	Volume*	Price
Domestic mills	44.3	$659	59.0	$632	40.8	$574
Export brokers	3.1	700	5.3	629	9.8	638
Pulp	7.1	268	9.9	213	9.7	224
Total	54.5	$611	74.2	$576	60.3	$529
* Volume in MMBF

Lumber mills purchased 81% of our harvest volume sold in 2006, and average price realizations were 4% higher than the price realized in 2005. The increase in price realized is due to the strong housing market experienced in 2006. Export brokers represent those log buyers that purchase our logs and then resell them primarily to the export market. A factor in the increase in average price is the lower mix in 2006 compared to 2005 of western hemlock volume which carries a lower market value than Douglas-fir logs. Volume sold to pulp log customers represented 13% of total volume sold for both 2006 and 2005.

Lumber mills purchased 80% of our harvest volume sold in 2005 and price realizations were 10% higher than the price realized in 2004. The increase in price realized is due to the strong housing market experienced in 2005. Export brokers usually buy high-quality Douglas-fir logs, but in 2005 they also bought some western hemlock logs for export to Korea. As a result of this sort mix in 2005 with a heavier component than usual for us of western hemlock, the average price realized from sales to these brokers declined slightly in 2005 from 2004 levels despite a relatively strong export market for logs in 2005.

Harvest Volumes and Seasonality

The Partnership’s nearly 114,000 acres of timberland consist of both the 70,000-acre Hood Canal tree farm and the 44,000-acre Columbia tree farm. The Hood Canal tree farm is located in the Hood Canal region of Washington State. Most of this tree farm acreage is at a relatively low elevation where harvest activities are possible year-round. As a result of this competitive advantage, we are often able to harvest and sell a greater portion of our annual harvest in the first half of the year when the log supply in the marketplace tends to be lower.

The percentage of annual harvest volume by quarter for each year in the three-year period ended December 31, 2006 is as follows:

Year ended	Q1	Q2	Q3	Q4
31-Dec-06	40%	31%	22%	7%
31-Dec-05	31%	30%	28%	11%
31-Dec-04	34%	29%	22%	15%

Cost of Sales

Cost of sales for the Fee Timber segment consists of harvest costs and depletion expense. We are using two separate depletion rates in 2006, one for volume harvested from those timberlands we acquired in the fourth quarter of 2004 (the “Quilcene Timberlands”), and one for volume harvested from all other owned timberlands. Harvest costs represent the direct cost incurred to convert trees into logs and deliver those logs to their point of sale and associated state excise taxes owed on the harvest of logs. Depletion expense represents the cost of acquiring or growing the timber harvested. This cost is calculated using a depletion rate that is derived as follows:

Depletion rate =	Accumulated cost of timber and capitalized road expenditures
Estimated volume of 40-year-old merchantable timber available for harvest

The depletion rate is then applied to volume harvested to calculate depletion expense.

Fee Timber cost of sales, expressed on a per MBF basis for each year in the three-year period ended December 31, 2006, is as follows:

		Harvest,haul,	Total cost
	Depletion cost	and other costs	of sales
Year Ended	per MBF	per MBF	per MBF
December 31,2006	$110	$187	$297
December 31,2005	142	179	321
December 31,2004	84	159	243

As described above, a depletion rate is calculated based upon the historical cost of the timber and related capitalized road expenditures. That calculated rate is then applied to all volume harvested. We harvested a total of approximately 55 MMBF in 2006, with 7 MMBF attributable to the separate depletion pool created for the Quilcene Timberlands. The depletion expense resulting from Quilcene Timberlands log harvests approximated the net stumpage value (delivered log price less harvesting and transportation cost) realized on the sale of this particular timber. As such, the incremental harvest from this acquired property resulted in a negligible net income impact even as it generated significant operating cash flow and EBITDDA.

Depletion expense is generated from the harvest and sale of timber and some minor amount of depletion results from Real Estate sales when land is sold with standing timber. Depletion expense resulting from timber harvest for each year in the three-year period ended December 31, 2006 was made up of the following:

	Year ended December 31, 2006
	Pooled	Separate	Total
Volume harvested (MBF)	47,682	6,851	54,533
Rate/MBF	$68.97	$396.63	$110.13
Depletion expense ($ 000's)	$3,288	$2,717	$6,006

	Year ended December 31, 2005
	Pooled	Separate	Total
Volume harvested (MBF)	57,194	17,051	74,245
Rate/MBF	$73.29	$374.46	$142.46
Depletion expense ($ 000's)	$4,192	$6,385	$10,577

	Year ended December 31, 2004
	Pooled	Separate	Total
Volume harvested (MBF)	57,987	2,329	60,316
Rate/MBF	$72.30	$377.35	$84.07
Depletion expense ($ 000's)	$4,192	$879	$5,071

Harvest costs vary based upon the physical site characteristics of acreage harvested. Harvest units that are difficult to access, or that are located on steep hillsides requiring cable harvest systems, are more expensive to harvest. Haul costs vary based upon the distance between the harvest site and the customer’s location. Per MBF harvest and haul costs have increased in 2006 relative to 2005 due to having harvested timber from harvest units located on hillsides rather than harvest units located on relatively flat ground. The increase in harvest and haul cost in 2005 relative to 2004 is due primarily to increased fuel costs.

Fee Timber cost of sales for each year in the three-year period ended December 31, 2006 is as follows (all dollar amounts in millions):

Year ended	Depletion	Harvest, haul and other	Total cost of sales
December 31, 2006	$6.0	$10.2	$16.2
December 31, 2005	10.6	13.2	23.8
December 31, 2004	5.1	9.6	14.7

Fee Timber cost of sales decreased $7.6 million in 2006 from 2005 and increased $9.1 million in 2005 from 2004. The decrease in 2006 from 2005 is due to a reduction in harvest from both our pooled and separate depletion pool harvest units. The increase in 2005 and 2004 is due to combination of increased harvest volume and an increase in depletion rate due to a separate depletion pool used for timber harvested from 2004 acquisitions. The impact of this additional depletion was particularly pronounced in 2005 due to the aforementioned harvest volume in that period from the 2004 timberland acquisitions.

Operating Expenses

Fee Timber operating expenses for each of the three years ended December 31, 2006, 2005, and 2004 were $4.4 million, $4.3 million, and $3.8 million, respectively. Operating costs remained constant in 2006 relative to 2005. Operating costs increased in 2005 relative to 2004 due primarily to an increase in road maintenance expenditures. The increase in road costs in 2005 result primarily from the increase in harvest volume, but also reflect increased costs resulting from the Road Maintenance and Abandonment Plan rules in Washington State. Washington State has enacted new water quality rules, which have resulted in changes to the rules surrounding road maintenance and construction. As a result, culverts that do not comply with the new rules need to be replaced, which has caused an increase in road maintenance costs over the last three years and is expected to continue into 2007.

Timberland Management & Consulting

Revenue and Operating Income

The Timberland Management & Consulting segment generates revenue by providing timberland management and forestry consulting services to timberland owners and managers. An additional aspect of that segment’s activities is the development of timberland property portfolios on behalf of third-party clients and the Timber Fund.

The Timberland Management & Consulting segment is currently managing over 290,000 acres of timberland for Cascade Timberlands LLC and an additional 24,000 acres for the Fund. The Cascade project included management, consulting, and disposition services during 2005 and 2006. Revenue and operating income for the Timberland Management & Consulting segment for each year in the three-year period ended December 31, 2006, are as follows (all dollar amounts in millions):

Year ended	Revenue	Operating income (loss)
December 31, 2006	$3.7	$1.3
December 31, 2005	7.8	3.5
December 31, 2004	1.6	(0.6)

Fiscal Year 2006 compared to 2005. Revenue and operating income for 2006 was $4.1 million and $2.2 million lower, respectively, than for 2005. These decreases are due to a decline in acres under management partially offset by timberland disposition fees earned by providing such services to our primary timberland management client, Cascade Timberlands LLC. Cascade’s sale of portions of its holdings resulted in a disposition fee earned in the first quarter of 2006 followed by a reduction in timberland management fees. We have entered into an agreement to continue managing Cascade’s timberland from 2007 through 2009.

On August 1, 2005 we announced that management had obtained capital commitments of $61.8 million, of which Pope Resources and ORMLLC have committed $12.4 million, to the Fund’s capital. In the fourth quarter of 2006 ORMLLC successfully placed $58.5 million of the Fund’s committed capital. Pope Resources and ORMLLC represent 20%, or $11.7 million, of the investment capital in the Fund. ORMLLC is the general partner of the Fund and earns management fees for managing the Fund’s timberlands and operations. As noted above, we also treat the Fund as a consolidated subsidiary and report these results under the Fee Timber segment. Operating results attributed to the 80% third party interest in the fund are reported under Minority Interest-ORM Timber Fund I, LP below operating income.

Fiscal Year 2005 compared to 2004. Revenue and operating income for 2005 were $6.2 million and $4.1 million higher, respectively, than 2004. The increase in revenue and operating income is primarily due to timberland management, timberland disposition, and consulting services provided to Cascade for its timberland located in Washington and Oregon. ORMLLC began providing timberland management and other timberland consulting services to this client in January 2005. Revenue generated in 2004 consisted of fees earned while providing advisory services to the parties that eventually became the owners of Cascade and fees generated through providing miscellaneous consulting and management services to a variety of timberland owners.

Operating Expenses

Fiscal Year 2006 compared to 2005. Timberland Management & Consulting operating expenses decreased $1.8 million in 2006 from 2005. The decrease in operating expenses resulted from the closing of two offices that were used for managing timberlands formerly owned by Cascade, and a decrease in activities surrounding capital raising for the Fund. Following the sale of two of Cascade’s tree farms we closed our forestry field offices in Port Angeles, Washington in late 2005 and in Sedro-Woolley, Washington in early 2006. The Timberland Management & Consulting segment was not engaged in raising capital in 2006 but was working to locate suitable timber properties for the Fund. This shift in activities resulted in a decline in operating expense.

Fiscal Year 2005 compared to 2004. Timberland Management & Consulting operating expenses for 2005 were $2.0 million higher than in 2004. The increase in operating expenses is primarily attributable to the opening of two new forestry field office locations in Sedro-Woolley, Washington and Bend, Oregon and the additional staffing necessary to provide services under the timberland management agreement with Cascade. Organization and start-up expenses for the Fund totaled $559,000 during 2005. These expenses are included in Timberland Management & Consulting operating expenses.

Real Estate

Revenue and Operating Income

The Partnership’s Real Estate segment consists primarily of revenue from the sale of land together with residential and commercial property rents. The Partnership’s real estate holdings are located primarily in Pierce, Kitsap, and Jefferson Counties in Washington State.

Results from Real Estate operations are expected to vary significantly from year to year as we make multi-year investments in entitlements and infrastructure prior to selling entitled or developed land. Revenue and operating income for the Real Estate segment for each year in the three-year period ended December 31, 2006, are as follows (all dollar amounts in millions):

Year ended	Revenue	Environmental remediation expense	Operating income
December 31, 2006	$27.3	$0.3	$13.9
December 31, 2005	4.8	0.2	1.3
December 31, 2004	4.5	0.5	1.6

Revenue in the Real Estate segment is generated through the sale of land and the rental of homes and commercial properties at the Port Gamble townsite. Land sales include the sale of raw land which generally consist of larger acreage sales rather than single lot sales and are normally completed with very little capital investment prior to sale. Rural Lifestyles lot sales generally require some capital improvements such as zoning, road building, or utility access improvements prior to completing the sale. Commercial and residential plat land sales represent land sold after development rights have been obtained and are generally sold with certain infrastructure improvements.

Real Estate segment revenue for each of the years ended December 31, 2006, 2005 and 2004 consists of the following:

Description	Revenue	Gross Margin	Acres Sold	Revenue/Acre	Gross Margin/ Acre
Commercial/Business Park	$11,637,000	$6,184,000	37	$314,514	$167,135
Residential Plat	10,673,000	7,715,000	200	53,365	38,575
Rural Residential	2,596,000	1,872,000	527	4,926	3,552
Other Land Sale	1,400,000	1,003,000	401	3,491	2,501
Rentals	1,002,000	1,002,000	NA	NA	NA
Other	12,000	12,000	NA	NA	NA
2006 Total	$27,320,000	$17,788,000	1,165	$22,580	$14,398

Rural Residential	$2,967,000	$2,276,000	524	$5,662	$4,344
Other Land Sale	890,000	848,000	390	2,282	2,174
Rentals	914,000	NA	NA	NA	NA
Other	47,000	34,000	NA	NA	NA
2005 Total	$4,818,000	$3,158,000	914	$3,418	$3,418

Residential Plat	$1,500,000	$1,203,000	210	$7,143	$5,729
Rural Residential	234,000	103,000	72	3,250	1,431
Other Land Sale	1,871,000	1,777,000	426	4,392	4,171
Rentals	846,000	NA	NA	NA	NA
Other	25,000	23,000	NA	NA	NA
2004 Total	$4,476,000	$3,106,000	708	$5,092	$4,355

Fiscal Year 2006 compared to 2005. In 2006, revenue and operating income for the Real Estate segment increased by $22.5 million and $12.6 million, respectively, over 2005 amounts. These revenue and income numbers are unprecedented for this segment and are highly unlikely to be replicated anytime soon. We have often described Real Estate segment results as “lumpy” given the long lead-time required to perfect entitlements for development projects and the challenges inherent in negotiating and closing complex sale agreements. Results in 2006 epitomize the upside of this reality as we have sold properties from two projects following multiple years or investment.

At our development project in Gig Harbor, Washington we sold a total of nearly 29 acres of those portions of the property zoned as either commercial or business-park resulting in $9.5 million of revenue and $5.9 million of gross margin. The remaining commercial/business park property sale recognized as revenue in 2006 was for 8 acres of property contiguous to our headquarters building in Poulsbo, Washington. In 2007, we expect to realize an additional $7.2 million of revenue on a 6-acre sale of commercially zoned Gig Harbor property. This transaction was closed in late 2006 but was not recognized as revenue or income in 2006 due to a rescission clause included in the sale agreement that is exercisable by the buyer if we do not complete certain infrastructure improvements. These transactions represent the culmination of a number of years of investment and work with community and political leaders to build support for the project.

The 200-acre, $10.7 million residential plat sale identified in the preceding table was from our Bremerton West Hills project. There is an additional $1.3 million of revenue from this sale that was deferred as of December 31, 2006 and is expected to be recognized in 2007 as certain infrastructure improvements are completed. Approximately 60 acres of the project are zoned light industrial and are being marketed for sale as individual lots with a light-industrial park setting.

The 401-acre, $1.4 million “Other Land Sale” in the preceding table represents environmentally sensitive property sold to the Nisqually Land Trust. This transaction is an excellent example of private industry working with environmental interests to promote a win-win outcome for various public and private interests. The Nisqually Land Trust’s acquisition protects a forested parcel near the entrance to Mount Rainier National Park while allowing us to redeploy the capital to other timberland or real estate opportunities.

The Partnership’s Rural Residential lot program typically produces lots from 5 to 80 acres in size, based on underlying zoning densities. This type of program entails an entitlement effort typically consisting of simple lot segregations and boundary line adjustments. Development activities include minor road building, surveying, and the extension of utilities. Rural Residential revenue in 2006 consists of 13 separate transactions totaling 527 acres. Price per acre realized from these sales is affected by whether the property is sold with legal access. In 2006 Rural Residential acreage sales included 78 acres sold without first obtaining legal access. These sales grossed an average of $3,943 per acre, while the remaining 444 acres that were sold with legal access grossed an average of $5,097 per acre. We anticipate selling approximately 150 to 300 acres annually in the Rural Lifestyles lot program. We exceeded this target range in 2006 and 2005 due to a strong market interest in rural lots. This strong interest cooled as 2006 progressed and we currently expect that Rural Residential land sales in 2007 will fall towards the low end of the range in 2007.

Fiscal Year 2005 compared to 2004. Revenue increased $342,000, or 8%, to $4.8 million in 2005 from $4.5 million in 2004 while operating income for this segment decreased to $1.3 million in 2005 from $1.6 million in 2004. The increase in revenue is primarily due to an increase in Rural Residential acreage sold in 2005 relative to 2004. Land sale revenue in 2005 consists of 17 separate transactions totaling 914 acres with $3.0 million representing 524 acres coming from 14 Rural Residential lot sales. One of the primary drivers in the price per acre realized from these sales in 2005 was whether the property was sold with legal access. For example, in 2005 Rural Residential acreage sales included 263 acres sold without first obtaining legal access. These sales grossed an average of $1,683 per acre, while the remaining 261 acres that were sold with legal access grossed an average of $9,672 per acre. The decline in operating income for 2005 from 2004 is due to the mix of properties sold in 2005 versus 2004. Raw land revenue in 2004 included a $1.9 million sale to Kitsap County of 426 acres that the County plans to develop into a park. This property required very little entitlement or other improvements prior to the sale, which generated a relatively high gross margin from the sale.

Other land sale revenue realized in 2005 represented a sale of relatively less attractive development property to the Washington State Department of Fish and Wildlife for $890,000 or $2,282 per acre.

Cost of Sales

Real Estate cost of sales for each of the three years ended December 31, 2006, 2005, and 2004 were $9.5 million, $749,000, and $497,000, respectively. Cost of sales during the periods presented result from the aforementioned land sales. The increase in cost of sales in 2006 relative to 2005 was due primarily to the increase in development activities performed on properties sold, particularly on the Gig Harbor and Bremerton properties. Cost of sales in 2005 increased relative to 2004 due to the increase in acres sold.

Operating Expenses

Real Estate operating expenses for each of the three years ended December 31, 2006, 2005, and 2004 were $3.9 million, $2.8 million, and $2.4 million, respectively. Environmental remediation expenses for 2006, 2005, and 2004 were $260,000, $198,000, and $466,000, respectively. Operating expenses less environmental remediation charges, the latter discussed in more detail below, increased $1.1 million in 2006 compared to 2005 and $633,000 in 2005 compared to 2004. Higher operating expenses in the Real Estate segment are due to an increase in personnel and project related expenditures incurred in connection with a number of projects, particularly at Gig Harbor, Bremerton, Kingston, and Port Gamble.

Environmental Remediation

The Partnership has accrued liabilities for environmental cleanup of $242,000 and $158,000 as of December 31, 2006 and 2005, respectively, for estimated environmental remediation charges in and around the townsite of Port Gamble. Port Gamble is a historic town that was owned by Pope & Talbot, Inc. (P&T) for decades until 1985 when the townsite and other assets were spun off to the Partnership. P&T continued to operate the townsite through 1995 and lease the millsite at Port Gamble until January 2002 when a settlement agreement was signed between the Partnership and P&T. This settlement agreement set forth how the two companies would apportion the costs and responsibility for environmental remediation in Port Gamble. The “millsite” is referred to as such because a lumber mill operated on that portion of the property for over one hundred years until 1995, before it was dismantled by the end of 1996.

Progress was made during 2006 on the environmental remediation project as evidenced by the receipt of a “No Further Action” letter from the Washington State Department of Ecology for a number of historic landfills near the townsite. As this cleanup project progressed, some of the uncertainties surrounding the estimated cost to complete the project have been clarified. Management recognized this uncertainty in prior reporting periods by booking a liability to the low end of an estimated range of costs to complete the cleanup, in accordance with GAAP. During this period, more complete information became available that always seemed to extend the cost exposure and, thus, require booking to a new low end of the estimated cleanup cost range. As of the 4th quarter of 2006 management believes that project cost uncertainties are sufficiently clarified that we are accruing an estimated liability at year-end 2006 that represents management’s best estimate of the cost to complete the project, as opposed to setting the accrual at the low end of a revised liability range. Our currently estimated range of costs to complete the project is $155,000 to $340,000 and we are accruing at December 31, 2006 to a point near the middle of this range.

The environmental liability at December 31, 2006 includes $236,000 that the Partnership expects to expend in the next 12 months and $6,000 thereafter. Current activities at the site include monitoring to determine if prior cleanup activities were effective. Activity in the environmental remediation liability is detailed as follows:

Year ended December 31,	Balances at the Beginning of the Year	Additions to Accrual	Expenditures for Remediation	Balances at the End of the Year
2004	$292,000	$466,000	$284,000	$474,000
2005	474,000	198,000	514,000	158,000
2006	158,000	260,000	176,000	242,000

As of December 31, 2006 the majority of the cleanup work apportioned to the Partnership under the aforementioned settlement agreement was complete. Most of the ongoing expenditures now represent the cost of groundwater monitoring at those specific sites where contaminants were excavated and removed.

General and Administrative (G&A)

Fiscal Year 2006 compared to 2005. G&A costs increased $166,000, or 5%, to $3.8 million from $3.7 million in 2005. The increase in general and administrative expenses experienced in 2006 is due to an increase in costs associated with new internal control reporting and related audit requirements under the Sarbanes Oxley Act. G&A costs represented 6% of revenue in 2006 and 2005.

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

Interest Income and Expense

Interest income for 2006 increased to $1.2 million in 2006 from $402,000 in 2005 and $100,000 in 2004. The increase in interest income is due to higher cash and short-term investment balances. Our combined cash and short-term investments balance in 2006 grew from $18.4 million at December 31, 2005 to $32.2 million at December 31, 2006. In January 2004 our then-available cash balance was used to complete a timberland acquisition such that relatively little interest income accrued over the balance of 2004. We have invested cash in excess of immediate operating cash requirements in auction rate securities. The maturities on these securities are long-term while the interest rate earned resets every 28 days.

Interest expense net of interest capitalized to development projects was $1.8 million for 2006, $2.9 million in 2005, and $3.1 million in 2004. The Partnership’s debt consists primarily of mortgage debt with a fixed interest rate and amortization schedule. The outstanding debt has not been reduced with available cash and short-term investment balances because the terms of the timberland mortgages include a “make whole” premium paid to the lender for unscheduled principal payments. The decrease in interest expense from 2005 to 2006 is primarily the result of capitalizing $912,000 of interest to our development projects at Gig Harbor and Bremerton. In addition, interest expense related to our timberland mortgages is reduced as we continue to make annual $1.5 million principal payments at the end of each year’s first quarter. In 2007 the principal payment due on our timberland mortgages decreases to $1.3 million.

Income Taxes

Pope Resources is a limited partnership and is, therefore, not subject to income tax at the entity level. Instead, taxable income/loss flows through and is reported to unitholders each year on a Form K-1 for inclusion in each unitholder’s tax return. Pope Resources does, however, have corporate subsidiaries that are subject to income tax and this is why a line item for such tax appears on the statements of operations for the Partnership even though the Partnership itself pays no income tax. The corporate tax-paying entities are utilized for our third-party service fee businesses.

Fiscal Year 2006 compared to 2005. We have recorded a provision for income taxes of $439,000 in 2006 and $1.0 million in 2005. The decrease in tax expense is due to the decline in income generated by our Timberland Management & Consulting segment that tracks with the decline in acres under management as previously described.

Fiscal Year 2005 compared to 2004. We have recorded a provision for income taxes of $1.0 million in 2005, as compared to no tax expense for the corresponding period of 2004. The increase in tax expense is due to improved results in our Timberland Management & Consulting segment largely attributable to an increase in acres under management and disposition fees.

Minority Interest-ORM Timber Fund I, LP

Minority Interest-ORM Timber Fund I, LP represents the 80% portion of 2006 net loss of the Fund attributed to third-party owners of the Fund. In the fourth quarter of 2006 the Fund acquired 24,000 acres of timberland. Harvest activity from this property is expected to commence at the end of the first quarter of 2007.

Minority Interest-IPMB

Minority Interest-IPMB represents that share of income earned from the Investor Portfolio Management Business (IPMB) allocated to Pope MGP, Inc., the Managing General Partner of the Partnership. The 1997 amendment to the Limited Partnership Agreement authorizing the Partnership to pursue the IPMB further specifies that income from the IPMB will be split using a sliding scale allocation method beginning at 80% to the Partnership’s wholly-owned subsidiary, ORM, Inc., and 20% to Pope MGP, Inc. The sliding scale allocation method evenly divides IPMB income between ORM, Inc. and Pope MGP, Inc. once such income reaches $7,000,000 in a given fiscal year. The share of IPMB allocated to Pope MGP is further split between Pope MGP and a management incentive plan. In 2006, this management incentive portion represented 50% of Pope MGP’s share of the IPMB, or $77,000, and is included in Timberland Management & Consulting operating expenses.

Current activities of the IPMB are contained in the Timberland Management & Consulting segment, which include timberland consulting, management and disposition services, and expenses associated with the launch of a private equity timber fund.

Fiscal Year 2006 compared to 2005. The charge or expense that is the allocation of income to a minority interest decreased to $77,000 in 2006 from $321,000 in 2005. The decrease in minority interest allocation is due to the decline in Timberland Management & Consulting results resulting from the decrease in acres under management for Cascade.

Fiscal Year 2005 compared to 2004. The charge or expense that is the allocation of income to a minority interest increased from zero in 2004 to $321,000 in 2005. The increase in minority interest allocation is due to improved Timberland Management & Consulting results related to our work on behalf of Cascade.

Supplemental Segment Information

The following table provides quarterly comparative operating information for our segments:

SEGMENT INFORMATION
(all amounts in $000's)

	Three months ended December 31,		Twelve months ended December 31,
	2006	2005	2006	2005
Revenues:
Fee Timber	$2,973	$5,194	$35,260	$44,424
Timberland Management & Consulting (TM&C)	524	2,641	3,670	7,764
Real Estate	13,036	1,072	27,320	4,818
Total	16,533	8,907	66,250	57,006
EBITDDA:
Fee Timber	1,247	2,544	21,004	27,034
TM&C	(46)	1,508	1,262	3,637
Real Estate	8,274	(10)	14,511	1,448
General & administrative	(1,012)	(1,115)	(3,599)	(3,709)
Total	8,463	2,927	33,178	28,410
Depreciation, depletion and amortization:
Fee Timber	318	950	6,266	10,714
TM&C	19	23	73	97
Real Estate	325	43	647	178
General & administrative	38	65	218	263
Total	700	1,081	7,204	11,252
Operating income/(loss):
Fee Timber	783	1,594	14,592	16,320
TM&C	(100)	1,485	1,266	3,540
Real Estate	7,949	(53)	13,864	1,270
General & administrative	(1,050)	(1,134)	(3,817)	(3,651)
Total	$7,582	$1,892	$25,905	$17,479

RECONCILIATION BETWEEN CASH FROM OPERATIONS AND EBITDDA
(all amounts in $000's)

	Three months ended December 31,		Twelve months ended December 31,
	2006	2005	2006	2005
Cash from operations	$15,148	$6,656	$43,571	$28,909
Added back:
Change in working capital	3,889	-	5,324	-
Interest	-	539	625	2,477
Deferred revenue	-	-	-	614
Minority interest	143	-	31	-
Defered taxes	-	435	-	-
Income tax provision	-	-	439	997
Less:
Change in working capital	-	(4,456)	-	(4,075)
Interest	(16)	-	-	-
Deferred revenue	(7,502)	(81)	(8,533)	-
Cost of land sold	(2,981)	(90)	(7,818)	(434)
Deferred taxes	(27)	-	(16)	-
Equity based compensation	(177)	(76)	(444)	(76)
Income tax provision	(14)
Other	-	-	(1)	(2)
EBITDDA	$8,463	$2,927	$33,178	$28,410

SELECTED STATISTICS

	Three months ended		Twelve months ended
	31-Dec-06	31-Dec-05	31-Dec-06	31-Dec-05
Log sale volumes (thousand board feet):
Sawlogs
Douglas-fir	2,046	4,923	38,954	43,720
Whitewood	172	1,170	3,800	11,007
Cedar	301	229	1,075	4,447
Hardwood	421	699	3,591	5,143
Pulp
All species	763	1,319	7,113	9,928
Total	3,703	8,340	54,533	74,245

Average price realizations (per thousand board feet):
Sawlogs
Douglas-fir	$621	$653	$669	$644
Whitewood	419	446	445	472
Cedar	1,183	908	1,093	942
Hardwood	815	544	681	605
Pulp
All species	328	225	268	213
Overall	619	554	611	576

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

We ordinarily finance our business activities using funds from operations and, where appropriate in management’s assessment, bank lines of credit. We generate operating cash flow through the sale of timber products; by providing timberland management, disposition, and consulting services; by developing timberland investment portfolios for third-parties; and by selling land for development. Significant recurring uses of cash include the following: replanting and fertilizing trees; maintaining an adequate road system on our tree farms; investing in our development properties; funding annual debt payments on timber mortgages and local improvement district debt; funding quarterly cash distributions; and funding general and administrative expenses.

Funds generated internally from operations and externally through financing are expected to provide the required resources for the Partnership's future capital expenditures. The Partnership’s debt-to-total-capitalization ratio as measured by the book value of equity was 27% at December 31, 2006 versus 34% at December 31, 2005. The Partnership’s debt consists primarily of a timberland mortgage with a fixed amortization schedule and loan terms that include a prepayment penalty. We currently operate without an operating line of credit due to the cash we hold in excess of our current operating needs. We will continue to monitor and forecast our expected cash requirements and re-establish a line of credit if need for the additional liquidity should arise.

On August 1, 2005 we announced the closing of the Fund with committed equity of $61.8 million, of which Pope Resources has committed to invest $12.4 million. The Fund made two significant timberland acquisitions in 2006 by investing $58.5 million, for which Pope Resources contributed $11.7 million. The first transaction was for 15,000 acres and the second was for 9,000 acres. Now that the Fund is essentially invested we are working on raising capital for the second fund. Management anticipates that this second fund will be sized at approximately $100 million and that we will co-invest at the same 20% level ($20 million in this case), as was done in the first fund.

The Partnership made two significant timberland acquisitions in 2004 by investing a total of $21.2 million. The first transaction was for 3,300 acres of timberland acquired in January 2004. This property is being managed as part of the Columbia tree farm inasmuch as these acquired acres are intermingled with that larger holding. The second acquisition totaled 1,346 acres and closed during fourth quarter 2004 and was an opportunity to acquire timberland tracts adjacent to the Partnership’s existing Hood Canal tree farm. We have termed these the Quilcene Timberlands and these properties were forested with ready-to-harvest, merchantable timber. These acquisitions were funded primarily by cash reserves supplemented by draws on a bank line of credit. The January acquisition had an impact on 2004 and 2005 harvest levels (and cash flows). The Quilcene Timberlands acquisition had a small impact on 2004 harvest levels and a major impact on 2005 and 2006 harvest levels and cash flows. Harvest-related cash flows resulting from these acquisitions have served to offset essentially all of each of the respective purchase prices.

The annual harvest target for 2007 is expected to be approximately 49 MMBF as compared to 55 MMBF in 2006, which is down following the completion of harvest activities from the 2004 timberland acquisitions. For 2007 and beyond, absent new acquisitions or major dispositions, we expect an annual harvest level of approximately 49 MMBF. The planned decrease in harvest volume in 2007 relative to 2006 will result in a decline in Fee Timber revenue and cash flow.

During the year ended December 31, 2006, overall cash and cash equivalents increased $3.8 million and we invested an additional $10.0 million in short-term investments. This compares to the year ended December 31, 2005 when we experienced a decrease in cash and cash equivalents of $2.6 million and invested $15.0 million in short-term investments.

Operating cash activities. The table below provides the components of operating cash flows for each of the three years ended December 31, 2006, 2005, and 2004. Cash received from customers and paid to suppliers and employees results from the harvest and sale of forest products from our tree farms; timberland management, disposition, and consulting services provided to timberland owners; and finally, the sale of our development properties.

	Years Ended December 31,
Operating cash activities (in thousands):	2006	2005	2004
Cash received from customers	$69,548	$56,730	$40,513
Cash paid to suppliers and employees	(25,030)	(25,232)	(19,693)
Interest received	1,095	377	105
Interest paid	(1,795)	(2,892)	(3,058)
Income taxes paid	(247)	(74)	(13)
Total	$43,571	$28,909	$17,854

Cash generated by operating activities increased to $43.6 million in 2006 from $28.9 million in 2005. The increase in cash generated by operating activities resulted primarily from two major land sales that resulted in nearly $20.0 million of cash flow. By segment, earnings before interest, taxes, depreciation, depletion, and amortization (EBITDDA) decreased $6.0 million for the Fee Timber segment and increased $13.1 million for the Real Estate segment in 2006 relative to 2005.

In 2005, cash generated by operating activities increased to $28.9 million in 2005 from $17.9 million in 2004. The increase in cash generated by operating activities primarily resulted from the Fee Timber segment increase in timber volume harvested from 60 MMBF in 2004 to 74 MMBF in 2005 combined with a $47 per MBF, a 9%, increase in realized prices on log volume sold in 2005 compared to 2004. Additionally, the Timberland Management & Consulting segment’s $4.2 million increase in EBITDDA also contributed to the increase in operating cash flows in 2005.

Cash used in investing activities. The table below represents the components of cash used in investing activities for the three years 2006, 2005, and 2004. Recurring investing activities consist primarily of tree planting, road building and investment in our development properties to build infrastructure and acquire the entitlements necessary to make further development of the properties possible. In 2004 we invested $21.2 million to purchase timberlands with $20.8 million of that total directed at two separate transactions that added nearly 4,700 acres to our timberland holdings.

	Years Ended December 31,
Investing activities (in thousands):	2006	2005	2004
Buildings and equipment	$622	$784	$701
Development properties	10,458	4,960	1,484
Timber and roads	1,098	1,012	1,075
Timberland acquisitions	57,805	-	21,240
Purchase of short-term investments	10,000	15,000	-
Proceeds from the sale of fixed assets	-	(6)	-
Cash used in investing activities	$79,983	$21,750	$24,500

Cash used in investing activities increased to $79.9 million in 2006 from $21.8 million in 2005. Investing activities in 2006 consisted primarily of the Fund’s $57.8 million acquisition of two timber properties. Cash used to purchase the timberland by the Fund was sourced primarily from the $46.8 million of capital contributions from the third party investors in the Fund. Additional investing activities consisted of $10.0 million of auction rate securities and $12.2 million of capital expenditures. Cash used to purchase short-term investments represents the acquisition of these auction rate securities that are being used as a vehicle for investing cash balances in excess of cash required for immediate operating needs. We incurred capital expenditures for development costs in 2006 for the following Real Estate properties: $8.7 million at the Gig Harbor site; $1.4 million at the Bremerton site; and $398,000 on the Partnership’s other development properties. Other capital expenditures included $1.1 million of reforestation and road building costs on our owned timberlands; and $622,000 of buildings and equipment expenditures that consists of $462,000 of capital expenditures at the Port Gamble townsite and $160,000 of other miscellaneous expenditures.

Cash used in investing activities decreased to $21.8 million in 2005 from $24.5 million in 2004. Investing activities in 2005 consisted primarily of the purchase of $15.0 million of auction rate securities and $6.8 million of capital expenditures. Cash used to purchase short-term investments represents the acquisition of auction rate securities which we use as a vehicle for investing cash balances in excess of cash required for immediate operating needs. We incurred capital expenditures in 2005 for the following items: $3.7 million of development costs at the Gig Harbor site; $1.3 million of development costs on the Partnership’s other development properties; $1.0 million of reforestation and road building costs on the owned timberlands; $440,000 of capital expenditures at the Port Gamble townsite and $344,000 of other miscellaneous expenditures. The small decline in timber and road investing activities in 2005 versus 2004 is due to delaying fertilization until 2006.

Cash used in financing activities. The table below represents the components of cash used in financing activities for the three years 2006, 2005, and 2004. Our financing activities primarily reflect payments made on timber mortgages and other debt, unitholder distributions, capital contributions by third-party investors in the timber funds, and payments to the Managing General Partner, Pope MGP, for its minority interest allocation of IPMB income. These payments and outflows are partially offset by cash received from the exercise of unit options issued to employees and directors.

	Years Ended December 31,
Financing activities (in thousands):	2006	2005	2004
Mortgage/LID payments	($1,675)	($1,883)	($1,979)
Net (paydown) draw on line of credit	-	(758)	758
ORM Timber Fund I, LP Capital Contributions	46,831	-	-
Cash distribution to unitholders	(4,961)	(3,701)	(1,989)
Cash received from unit option exercises	254	1,813	310
Minority interest distribution	(204)	(26)	(58)
Cash provided (used) by financing activities	$40,245	($4,555)	($2,958)

Cash generated from financing activities increased to $40.2 million for 2006 from $4.6 million used in 2005. Cash generated by financing activities in 2006 consisted of $46.8 million of capital contributions to the Fund by the third-party investors, and $254,000 received from the exercise of unit options, which is partially offset by unit holder distributions totaling $5.0 million, $1.7 million of payments on long-term debt, and $204,000 in minority interest distributions. In the third quarter of 2006 we increased our quarterly distribution from $0.25 to $0.28 per unit.

Cash used in financing activities increased to $4.6 million for 2005 from $3.0 million for the corresponding period in 2004. Cash used for financing activities in 2005 consisted of $1.9 million of payments on long-term debt, $758,000 of pay downs of the line of credit, four unitholder distributions totaling $3.7 million and $26,000 in minority interest distributions. These cash outflows were partially offset by $1.8 million received from the exercise of unit options. The increase in cash used for financing activities in 2005 compared to 2004 is due primarily to an increase in our quarterly distributions. In the third quarter of 2005 we increased our quarterly distribution rate from $0.15 to $0.25 per unit as a result of the increase in cash generated from operations in 2005.

Expected future changes to cash flows

Operating activities. As discussed above, we plan to decrease the Partnership’s annual harvest volume from 55 MMBF in 2006 to 49.5 MMBF in 2007. This decrease is due to completion in 2006 of the incremental harvest from the two timberland acquisitions in 2004 that were stocked primarily with merchantable timber. The decreased harvest level will translate to lower cash flow from Fee Timber operations in 2007. Real Estate transactions in 2007 are expected to generate a small fraction of the cash that the 2006 transactions generated.

Investing activities. We have secured a committed equity balance of $61.8 million for the Fund, of which Pope Resources has committed to invest $12.4 million. The Fund has placed $57.8 million in two timberland acquisitions and management is now working on securing capital commitments for a second fund. The level of co-investment in the second fund is expected to be the same 20% as was the case in the first fund, but the size of the second fund will be larger, likely approximating $100 million. In addition to these co-investment obligations, capital infrastructure expenditures on our projects at Gig Harbor and Bremerton are expected to total $3.4 million and $1.3 million, respectively, in 2007. The majority of Gig Harbor capital expenditures in 2007 are expected to reflect work on the retail pad construction, utility connections or infrastructure, and road access on the property. Capital expenditures on the Bremerton property in 2007 will primarily relate to completion of a storm water retention facility together with a road and sewer extension.

Financing activities. The capital required for Gig Harbor and Bremerton is expected to be funded through our current cash and short-term investment balances as well as operations. We anticipate that cash generated from property sales will quickly result in positive cash flow that will offset this short-term capital requirement. Management is currently projecting that cash on hand, short-term investments, and cash generated from operating activities will be sufficient to bridge the front-loading of the capital needs for development properties and co-investments in future timber funds. This point of view reflects management’s rationale for not renewing our bank line of credit, which has been utilized by the Partnership at various times in its history.

Our debt-to-total-capitalization ratio as of December 31, 2006, as measured by the book and market value of our equity, was 27% and 17%, respectively. Should a financing need arise, management is comfortable that there is room to take on some debt with the ratios at these levels, since our loan covenant which limits debt-to-total-capitalization to 50% is measured against the lower of these two calculations. The Hood Canal tree farm secures the Partnership’s current timberland mortgages while the Columbia tree farm is not currently used as collateral for any debt obligations. To date the Partnership’s strong financial position has enabled fairly easy access to credit at reasonable terms when needed.

Seasonality

Fee Timber. The Partnership owns nearly 114,000 acres of timberland in Washington State. Our timber acreage is concentrated in two non-contiguous tree farms: the 70,000-acre Hood Canal tree farm located in Kitsap, Jefferson, and Mason Counties on the eastern side of Washington’s Olympic Peninsula, and the 44,000-acre Columbia tree farm located in Cowlitz, Clark, Lewis, and Skamania counties on the western side of Washington’s Cascade mountain range.

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

Timberland Management & Consulting. Timberland Management & Consulting operations are not significantly seasonal.

Real Estate. While Real Estate results are not expected to be seasonal, the nature of the activities in this segment will likely result in periodic large transactions that will have significant positive impacts on both revenue and operating income of the Partnership in periods in which these transactions close, and relatively limited revenue and income in other periods, with the 2006 year a classic case-in-point. While the “lumpiness” of these results is not primarily a function of seasonal weather patterns, we do expect to see some seasonal fluctuations in this segment because of the general effects of weather on Pacific Northwest development activities.

Contractual Obligations, Commercial Commitments and Contingencies

Our commitments at December 31, 2006 consist of operating leases, and purchase obligations entered into in the normal course of business.

		Payments Due By Period/ Commitment Expiration Period
Obligation or Commitment (in ‘000s)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Total debt	$32,208	$1,342	$2,684	$27,888	$294
Operating leases	151	90	59	2	-
Interest on debt	12,483	2,784	4,795	4,346	558
Unconditional purchase obligations	690	690	-	-	-
Other long term obligations	351	81	135	50	85
Total contractual obligations	$45,883	$4,987	$7,673	$32,286	$937

We have debt totaling $32.2 million with the contractual maturities described in Note 3 of the Partnership’s Consolidated Financial Statements included with this report.  The Partnership has committed to invest the additional $735,000 of its 20% capital commitment to the Fund if an additional timberland acquisition is closed by the Fund.

Unconditional purchase obligations represent contracted infrastructure construction at the Gig Harbor property. Other long-term obligations include $135,000 of contributions to the YMCA of Pierce County’s fund for building a new facility at Gig Harbor. This commitment was made as part of the sale of business park property at the Gig Harbor project to the YMCA. The remaining balance in other long-term obligations is a $210,000 liability for a supplemental employment retirement plan and $6,000 for the environmental remediation liability at the Port Gamble townsite.

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

Capital Expenditures and Commitments

Projected capital expenditures in 2007 are $8.6 million, excluding any potential co-investment by the Partnership in the second timber fund. Projected capital expenditures are currently expected to include $3.4 million for the Gig Harbor site and $1.3 million for the Bremerton site. These expenditures could be increased or decreased as a consequence of future economic conditions. Projected capital expenditures at the Gig Harbor and Bremerton site are subject to permitting timetables and progress towards closing on specific land sale transactions.

Government Regulation

Compliance with laws, regulations, and demands usually involves capital expenditures as well as operating costs. We cannot easily quantify future amounts of capital expenditures required to comply with laws, regulations, and demands, or the effects on operating costs, because in some instances compliance standards have not been developed or have not become final or definitive. Accordingly, at this time we have not included herein a quantification of future capital requirements to comply with any new regulations being developed by United States regulatory agencies.

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

Purchased timberland cost allocation. When the Partnership acquires timberlands, a purchase price allocation is performed that allocates cost between the categories of merchantable timber, premerchantable timber, and land based upon the relative fair values pertaining to each of the categories. When timberland is acquired the land is separately evaluated for current value. To the extent the land has value under current market conditions as something other than timberland; we assign a value greater than that typically associated with timberland.

Depletion. Depletion represents the cost of timber harvested and the amortized cost of the permanent road system and is charged to operations by applying a depletion rate to volume harvested during the period. The depletion rate is calculated on January 1st of each year by dividing the Partnership’s cost of merchantable timber and the cost of the permanent road system by the volume of merchantable timber. For purposes of the depletion calculation, merchantable timber is defined as timber that is equal to or greater than 40 years of age. To calculate the depletion rate the Partnership uses a combined pool when the characteristics of the acquired timber are not significantly different from the Partnership’s existing timberlands. Prior to the fourth quarter of 2004, all of the Partnership’s timberlands were aggregated into one depletion cost pool. The Partnership acquired approximately 1,400 acres of timberland in the last quarter of 2004 that was accounted for in two separate depletion pools. These acquisitions were almost entirely merchantable timber, which made the inventory characteristics of these acquisitions sufficiently different from our existing timber pool to indicate separate depletion pools were warranted under our accounting policy. Harvest activities for one of these separate depletion pools was completed in 2004, the other was harvested in 2004, 2005, and 2006. The depletion cost on this harvest is expected to approximate the net stumpage realized on the sale, which will result in relatively little net income impact from the harvest but will generate operating cash flow. With a decrease from this separate depletion pool in 2007 we expect the overall weighted average depletion rate in 2007 will be approximately $67/MBF which represents a decline from $110/MBF in 2006 as the Partnership does not plan to harvest timber in 2007 from the separate depletion pool.

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

The standing inventory system is subject to two processes each year to monitor accuracy. The first is the annual cruise process and the second is a comparison of (a) volume actually extracted by harvest to (b) inventory in the standing inventory system at the time of the harvest. A “cruise”, which utilizes statistical sampling techniques, represents a physical measurement of timber on a specific set of acres. The cruise process is completed when the physical measurement totals are compared to the volume captured in the standing inventory system. Only productive acres with timber that is at least 20 years old are selected as subject to a cruise. The Partnership cruised 20% of its productive acres with 20-year-old or greater timber in 2006 and 16% in 2005 and 20% in 2004 and plans to cruise 20% of productive acres in 2007. Specific acres are first selected for cruising with a bias towards those acres that have gone the longest without a cruise and, second, with a bias towards those acres that have been growing the longest. As the cruise is being performed, only those trees with a breast height diameter (approximately 4.5 feet from the ground) of at least 6 inches are measured for inclusion in the inventory.

A 5% change in estimated timber inventory volume would have changed 2006 depletion expense by $173,000.

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

The environmental remediation liability on the Partnership’s books is based upon an estimate of the Partnership’s portion of the cleanup costs under this agreement with P&T. While the majority of the Partnership’s portion of the cleanup efforts is complete, there remains the possibility that the remaining remediation or monitoring activities may exceed estimates, resulting in an additional environmental remediation charge. Management will continue to monitor the remaining liability against estimates to complete to determine if an adjustment to the environmental remediation liability is necessary to accurately represent management’s estimate of remaining cost to complete the project.

Property development costs: The Partnership is developing several master planned communities with the Gig Harbor and Bremerton projects being the most notable currently. Costs of development, including interest, are capitalized for these projects and allocated to individual lots based upon their relative preconstruction value. This allocation of basis supports, in turn, the computation of those amounts reported as a current vs. long-term asset (“Land Held for Sale” and “Land Held for Development”, respectively). As lot sales occur, the allocation of these costs becomes part of cost of sales attributed to individual lot sales. Costs associated with land including acquisition, project design, architectural costs, road construction, and utility installation are accounted for as investment activities (as opposed to an operating activity) on our statement of cash flows. These investments are often made for a number of years prior to the realization of revenue from the disposition of these properties. Cash generated from the sale of these properties is classified as an operating activity on our cash flow statement as the sale of these properties is the main operating activity of our Real Estate segment.

Percentage of Completion Revenue Recognition: The partnership accounts for revenue recognized from development sales consistent with Statement of Financial Accounting Standards No. 66 Accounting for Sales of Real Estate. When a real estate transaction is closed with significant outstanding obligations to complete infrastructure or other construction, revenue is recognized on a percentage of completion method by calculating a ratio of costs incurred to total costs expected. Revenue is deferred by the ratio of remaining costs to complete. As a result of this accounting the Partnership has deferred $1.3 million of revenue related to the Bremerton West Hills closing. An additional $7.2 million of revenue related to the Gig Harbor retail pad closing has been deferred due to a rescission clause in the purchase and sale agreement that can be exercised by the buyer if we do not complete certain infrastructure improvements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

At December 31, 2006, the Partnership had $32.2 million of fixed-rate debt outstanding with a fair value of approximately $33.7 million based on the current interest rates for similar financial instruments. A change in the interest rate on fixed-rate debt will affect the fair value of the debt, whereas a change in the interest rate on variable-rate debt will affect interest expense and cash flows. A hypothetical 1% change in prevailing interest rates would change the fair value of the Partnership's fixed-rate long-term debt obligations by $1.0 million.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

POPE RESOURCES

A DELAWARE LIMITED PARTNERSHIP

YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

CONTENTS
Page
Reports of Independent Registered Public Accounting Firm	49-50
Financial statements:
Consolidated balance sheets	51
Consolidated statements of operations	52
Consolidated statements of partners’ capital and comprehensive	53
Consolidated statements of cash	54
Notes to consolidated financial	55-69

Report of Independent Registered Public Accounting Firm

The Board of Directors and Unitholders

Pope Resources, A Delaware Limited Partnership:

We have audited the accompanying consolidated balance sheets of Pope Resources, A Delaware Limited Partnership, and subsidiaries (collectively, the Partnership) as of December 31, 2006 and 2005, and the related consolidated statements of operations, partners’ capital and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule listed in the index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pope Resources, A Delaware Limited Partnership, and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Effective January 1, 2006, the Partnership adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” and Securities and Exchange Commission Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements.”

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 8, 2006 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington
February 28, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Unitholders
Pope Resources, A Delaware Limited Partnership:

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting appearing under Item 9A, that Pope Resources, A Delaware Limited Partnership maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Pope Resources, A Delaware Limited Partnership maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, Pope Resources, A Delaware Limited Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pope Resources, A Delaware Limited Partnership and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations, partners’ capital and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2006, and our report dated February 28, 2007 expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington
February 28, 2007

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2006 AND 2005
(IN THOUSANDS)
ASSETS	2006	2005
Current assets:
Cash and cash equivalents	$7,194	$3,361
Short-term investments	25,000	15,000
Accounts receivable	1,074	1,049
Land held for sale	2,813	4,371
Current portion of contracts receivable	4,547	14
Prepaid expenses and other	499	336
Total current assets	41,127	24,131

Properties and equipment, at cost:
Land held for development	13,294	9,661
Land	23,554	15,542
Roads and timber, net of accumulated depletion
of $43,461 and $37,030	96,883	53,019
Buildings and equipment, net of accumulated
depreciation of $6,748 and $6,488	3,405	3,340
Total properties and equipment, at cost	137,136	81,562
Other assets:
Contracts receivable, net of current portion	1,161	483
Other	858	182
Total other assets	2,019	665

Total assets	$180,282	$106,358

LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities:
Accounts payable	$1,114	$1,147
Accrued liabilities	3,083	3,865
Environmental remediation	236	152
Current portion of long-term debt	1,342	1,602
Minority interest - IPMB	77	325
Deposit	85	59
Deferred revenue	8,838	304
Total current liabilities	14,775	7,454

Long-term debt	30,866	32,281
Minority interest - ORM Timber Fund I, LP	46,685	-
Other long-term liabilities	351	218

Commitments and contingencies

Partners' capital (units outstanding: 4,647 and 4,627)	87,605	66,405

Total liabilities and partners' capital	$180,282	$106,358

See accompanying notes to consolidated financial statements.

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

(IN THOUSANDS, EXCEPT PER UNIT INFORMATION)
	2006	2005	2004

Revenue:
Fee Timber	$35,260	$44,424	$33,571
Timberland Management & Consulting	3,670	7,764	1,601
Real Estate	27,320	4,818	4,476
Total revenues	66,250	57,006	39,648

Costs and expenses:
Cost of sales:
Fee Timber	(16,221)	(23,847)	(14,687)
Real Estate	(9,532)	(748)	(497)
Total cost of sales	(25,753)	(24,595)	(15,184)

Operating expenses:
Fee Timber	(4,447)	(4,257)	(3,758)
Timberland Management & Consulting (TM&C)	(2,404)	(4,224)	(2,199)
Real Estate	(3,664)	(2,602)	(1,927)
Real Estate environmental remediation	(260)	(198)	(466)
General & Administrative (G&A)	(3,817)	(3,651)	(2,986)
Total operating expenses	(14,592)	(14,932)	(11,336)

Operating income (loss):
Fee Timber	14,592	16,320	15,126
Timberland Management & Consulting	1,266	3,540	(598)
Real Estate	13,864	1,270	1,586
Unallocated G&A	(3,817)	(3,651)	(2,986)
Total operating income	25,905	17,479	13,128

Other income (expense):
Interest expense	(2,691)	(2,879)	(3,052)
Interest Capitalized to Development Projects	912	-	-
Interest income	1,154	402	100
Total other expense	(625)	(2,477)	(2,952)
Income before income taxes and minority interest	25,280	15,002	10,176
Income tax expense	(439)	(997)	-
Income before minority interest	24,841	14,005	10,176
Minority interest-ORM Timber Fund I, LP	146	-	-
Minority interest - IPMB	(77)	(321)	-

Net income	$24,910	$13,684	$10,176

Earnings per unit:
Basic	$5.37	$2.97	$2.25
Diluted	$5.23	$2.88	$2.22

Distributions per unit	$1.06	$0.80	$0.44

See accompanying notes to consolidated financial statements.

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

(IN THOUSANDS)
	General	Limited
	Partners	Partners	Total

December 31, 2003	882	45,154	46,036

Net income and comprehensive income	135	10,041	10,176

Distributions	(26)	(1,963)	(1,989)

Proceeds from option exercises	-	310	310

December 31, 2004	991	53,542	54,533

Net income and comprehensive income	178	13,506	13,684

Distributions	(48)	(3,653)	(3,701)

Equity based compensation	-	76	76

Proceeds from option exercises	-	1,813	1,813

December 31, 2005	$1,121	$65,284	$66,405

SAB 108 Adjustment	7	546	553

Adjusted January 1, 2006	$1,128	$65,830	$66,958

Net income and comprehensive income	322	24,588	24,910

Distributions	(64)	(4,897)	(4,961)

Equity based compensation	-	444	444

Proceeds from option exercises	-	254	254

December 31, 2006	$1,386	$86,219	$87,605

Weighted average units outstanding :	12/31/2006	12/31/2005	12/31/2004
Basic	4,642	4,605	4,522
Diluted	4,762	4,753	4,594

 See accompanying notes to consolidated financial statements.

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2006, 2005, AND 2004

(IN THOUSANDS)

	2006	2005	2004

Cash flows from operating activities:
Cash received from customers	$69,548	$56,730	$40,513
Cash paid to suppliers and employees	(25,030)	(25,232)	(19,693)
Interest received	1,095	377	105
Interest paid	(1,795)	(2,892)	(3,058)
Income taxes paid	(247)	(74)	(13)
Net cash provided by operating activities	43,571	28,909	17,854
Cash flows from investing activities:
Capital expenditures	(12,177)	(6,756)	(3,260)
Proceeds from sale of fixed assets		6	-
Purchase of short-term investments	(10,000)	(15,000)	-
Timberland acquisition	(57,806)	-	(21,240)
Net cash used in investing activities	(79,983)	(21,750)	(24,500)
Cash flows from financing activities:
Cash distributions to unitholders	(4,961)	(3,701)	(1,989)
Net draw (repayment) on line of credit	-	(758)	758
ORM Timber Fund I, LP capital contributions	46,831	-	-
Repayment of long-term debt	(1,675)	(1,883)	(1,979)
Proceeds from option exercises	254	1,813	310
Minority interest distribution	(204)	(26)	(58)
Net cash provibed by (used in) financing activities	40,245	(4,555)	(2,958)
Net increase (decrease) in cash and cash equivalents	3,833	2,604	(9,604)
Cash and cash equivalents:
Beginning of year	3,361	757	10,361
End of year	$7,194	$3,361	$757

Reconciliation of net income to net cash
provided by operating activities:
Net income	$24,910	$13,684	$10,176
Cost of land sold	7,709	434	209
Minority interest-IPMB	77	321	-
Minority interest-ORM Timber Fund I, LP	(146)	-	-
Depreciation and amortization	712	640	660
Depletion	6,305	10,612	5,092
Deferred tax expense (benefit)	(16)	890	-
Equity based compensation	444	76	-
Increase (decrease) in cash from changes in
operating accounts:
Accounts receivable	(25)	71	(255)
Contracts receivable	(5,211)	267	304
Other current assets	(220)	(141)	336
Accounts payable and accrued liabilities	890	2,923	228
Environmental remediation	84	(316)	182
Deposits	27	81	38
Deferred revenue	8,534	(614)	815
Other long-term liabilities	133	(18)	80
Other long term assets	(636)	-	-
Other, net	-	(1)	(11)
Net cash provided by operating activities	$43,571	$28,909	$17,854

See accompanying notes to consolidated financial statements.

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of operations:
Pope Resources, A Delaware Limited Partnership (the "Partnership") is a publicly traded limited partnership engaged primarily in managing timber resources on its own properties as well as those owned by others. Pope Resources’ active subsidiaries include ORM, Inc., which is responsible for managing Pope Resources’ timber properties; Olympic Resource Management LLC, which provides timberland management and consulting activities and is responsible for developing the timber fund business; Olympic Property Group I, LLC, which manages the Port Gamble town and millsites and land that is classified as development property; and OPG Properties LLC, which owns land that is held as development property. These consolidated financial statements also include ORM Timber Fund I, LP (the Fund). Olympic Resource Management LLC is the general partner and owns 1% of the Fund and Pope Resources owns 19% of the Fund. The Fund’s purpose is to invest in timberlands. See Note 2 for additional information.

The managing general partner is Pope MGP, Inc. The Partnership operates in three business segments: Fee Timber, Timberland Management & Consulting, and Real Estate. Fee Timber represents the growing and harvesting of trees from owned properties. Timberland Management & Consulting represents management, acquisition, disposition, and consulting services provided to third party owners of timberlands and provides management service to the Fund. Real Estate consists of obtaining entitlements for properties that have been identified as having value as developed residential or commercial property and operating the Partnership’s existing commercial and residential properties in Kitsap and Pierce Counties, Washington.

  Principles of consolidation:
The consolidated financial statements include the accounts of the Partnership and its subsidiaries. Intercompany balances and transactions have been eliminated in consolidation.

Minority interest:
Minority interest-IPMB represents Pope MGP, Inc.’s interest in the Investor Portfolio Management Business (IPMB) (see Note 9) and has been classified as a current liability since the minority interest’s share in income is generally distributed on an annual basis. Minority Interest - ORM Timber Fund I, LP represents the 80% interest in the Fund owned by third-party investors. The Fund is consolidated into Pope Resource’s financial statements due to Olympic Resource Management’s role as General Partner of the Fund.

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

Cost of sales:
For statement of operations presentation, cost of sales consists of the Partnership’s cost basis in timber, real estate, and other inventory sold, and direct costs incurred to make those assets saleable. Those direct costs include the expenditures associated with the harvesting and transporting of timber and closing costs incurred in land and lot sale transactions.

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

Contracts receivable:
The Partnership sells land parcels under contracts requiring a minimum cash down payment of 20% and having financing terms of up to 15 years at interest rates between zero and 10% per annum. The Partnership reduces credit risk on contracts through down payment requirements and utilizing the underlying land as collateral.

At December 31, 2006, minimum principal payments on contracts receivable for the next five years and thereafter are due as follows (in thousands):

2007	$4,547
2008	617
2009	16
2010	285
2011	10
Thereafter	233

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

Buildings and equipment consist of the following as of December 31, 2006 and 2005 (in thousands):

Description	12/31/2006	12/31/2005
Buildings	$6,825	$6,303
Equipment	2,750	2,948
Furniture and fixtures	578	577
Total	10,153	9,828
Accumulated depreciation	(6,748)	(6,488)
Net buildings and equipment	$3,405	$3,340

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

Land held for development or sale:
Land held for development represents the Partnership’s cost basis in land that has been identified as having greater value as development than timber property. Our Real Estate segment works with these properties to establish entitlements with city and county officials that allow for further development. Project costs clearly associated with development or construction of these properties are capitalized. Indirect costs that do not clearly relate to projects under development or construction are expensed as incurred. Those properties that are either under contract or where the Partnership is planning to sell within the next 12 months are classified as a current asset under Land Held for Sale.

Deferred revenue:
Deferred revenue represents the unearned portion of revenue collected. The balance at December 31, 2006 includes $8,577,000 for two real estate transactions. The partnership deferred one transaction in the amount of $7,231,000 due to the buyer’s rescission clause surrounding the partnership’s obligation to complete certain infrastructure improvements which are expected to be completed in 2007 and an additional transaction where $1.3 million of total revenue of $12.0 million was deferred as infrastructure improvement obligations under the sale agreement were not complete as of December 31, 2006. The remainder of the balance represents the unearned portion of the amounts received on annual cell tower leases. The balance at December 31, 2005 includes $106,000 collected on one real estate transaction where a portion of the revenue was deferred.

Revenue recognition:
Revenue on timber sales is recorded when title and risk of loss passes to the buyer. Revenue on real estate sales is recorded on the date the sale closes, upon receipt of adequate down payment, and receipt of the buyer’s obligation to make continuing payments towards purchase of the property. The Partnership does not currently sell real estate with less than a 20% down payment. Management fees and consulting service revenue is recognized as the related services are provided. Accounts receivable includes earned but unbilled services of $3,000, and $9,000 at December 31, 2006 and 2005, respectively.

Land sales:
The Partnership considers the sale of land to be part of its normal operations and therefore recognizes revenue from the sale and cost of sales for the Partnership’s basis in the property sold. Cash generated from these sales are included in cash flow from operations on the Partnership’s statements of cash flows. Investments to acquire timberlands, from which the sale of land with a higher or better use is made, and the costs incurred to develop those properties are reported in investing activities. These cash outflows are often made years prior to realization through sale of the property and, in many cases, the acquisition of the timberlands occurred prior to the requirement to include cash flow statements.

Equity based compensation:
Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004) Share Based Payment (SFAS No. 123R) using the modified prospective approach and accordingly have not restated prior period results. SFAS 123R established the accounting for equity instruments exchanged for employee services. Under SFAS 123R, share-based compensation cost is measured at the grant date based on the calculated fair value of the award. We have also changed our accounting for equity-based compensation awarded to retirement eligible directors and employees to expense the award over the lesser of the vesting period or the period between the grant date and eligibility for retirement. The impact of the adoption of SFAS 123R on our earnings was $183,000 or $.04 per diluted unit for the year ended December 31, 2006

Prior to the adoption of SFAS No. 123R, we accounted for equity based compensation granted to employees in accordance with Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations. The following table presents the impact of our adoption of SFAS 123R on selected line items from our condensed consolidated statement of earnings for the three years ended December 31, 2006:

	For the Year
	Ended December 31, 2006
	Following	As Reported
	FAS 123R	Following APB 25
Condensed statement of earnings:
Operating profit	$25,905	$26,088

Income before income taxes and
minority interest	$25,280	$25,463

Net income	$24,910	$25,093

Earnings per unit:
Basic	$5.37	$5.41
Diluted	$5.23	$5.27

	For the Year
	Ended December 31, 2005
	Following	As Reported
	FAS 123R	Following APB 25
Condensed statement of earnings:
Operating profit	$17,336	$17,479

Income before income taxes and
minority interest	$14,859	$15,002

Net income	$13,541	$13,684

Earnings per unit:
Basic	$2.94	$2.97
Diluted	$2.85	$2.88

	For the Year
	Ended December 31, 2004
	Following	As Reported
	FAS 123R	Following APB 25
Condensed statement of earnings:
Operating profit	$12,906	$13,128

Income before income taxes and
minority interest	$9,954	$10,176

Net income	$9,954	$10,176

Earnings per unit:
Basic	$2.20	$2.25
Diluted	$2.17	$2.22

In 2005, we adopted the 2005 Unit Incentive Plan. Following adoption of this new plan the Board of Directors began issuing restricted units instead of unit options as its primary method of granting equity based compensation. Units issued as a result of option exercises and restricted unit grants are funded through the issuance of new units. As of December 31, 2006, total compensation expense related to non-vested awards not yet recognized was $777,000 with a weighted average 35 months remaining to vest.

In addition to accounting and disclosure presented in accordance with APB No. 25, we also provided the disclosures required under SFAS No. 123, Accounting for Stock Based Compensation (SFAS No. 123) as amended by SFAS No. 148, Accounting for Stock Based Compensation - Transition and Disclosures. As a result, no expense was reflected in our net income for the period ended December 31, 2005 and 2004 for unit options, as all options granted had an exercise price equal to the market value of the underlying units on the grant date.

The table below reflects our proforma net income per unit for the period shown had compensation for unit options been determined based on the fair value at the grant date, consistent with the methodology prescribed under SFAS No. 123:

	Year Ended December 31,
(In thousands except per unit data)	2005	2004
Net income as reported	$13,684	$10,176

Add back employee units based
compensation expense recognized	76	-

Subtract proforma compensation
expense under SFAS No. 123	(218)	(222)

Proforma net income
under SFAS No. 123	$13,542	$9,954

Earnings per unit as reported:
Basic	$2.97	$2.25
Diluted	$2.88	$2.22

Proforma:
Basic	$2.94	$2.20
Diluted	$2.85	$2.17

No unit options were granted in 2006. For units options granted in 2005 and 2004 grant date fair values were determined based upon the following:

	Year Ended December 31,
	2005	2004
Expected life	5 years	5 years
Risk free interest rate	4.00% - 4.56%	3.97% - 4.75%
Dividend yield	1.2% - 2.3%	1.2% - 1.8%
Volatility	25.0% - 31.7%	20.7% - 25.4%
Weighted average value	$8.59	$4.46

 Comprehensive income:
Comprehensive income consists of net income. The Consolidated Statements of Partners’ Capital and Comprehensive Income contain the disclosure and calculation of comprehensive income.

Income per partnership unit:
Basic income per partnership unit is computed using the weighted average number of units outstanding during each year. Diluted income per unit is calculated using the weighted average units outstanding during the year, plus the dilutive impact of unit options outstanding. Unit options are excluded from the computation if their effect is anti-dilutive.

	Year Ended December 31,
	2006	2005	2004
Weighted average units outstanding (in thousands):
Basic	4,642	4,605	4,522
Dilutive effect of unit options	120	148	72
Diluted	4,762	4,753	4,594

As of each year-end date in the table above, a certain number of unit options outstanding were not included in the calculation of earnings per partnership unit as they were anti-dilutive. These unit option totals were 1,100, 1,100, and 148,086, in 2006, 2005, and 2004, respectively.

Statements of cash flows:
The Partnership considers all highly liquid debt instruments with maturity of three months or less when purchased to be cash equivalents.

New accounting standards:
In July 2006, the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. While our analysis of the impact this Interpretation is not yet complete, we do not anticipate it will have a material impact on our retained earnings at the time of adoption.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements, (“FAS 157”). This Standard defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The adoption of FAS 157 is not expected to have a material impact on our financial position, results of operations or cash flows.

Recently adopted accounting standards:
Effective January 1, 2006, the beginning of the Partnership’s fiscal year ended December 31, 2006, the Partnership adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment”.

The Partnership increased Partners’ Capital by $553,000 on January 1, 2006 as a result of adopting Securities and Exchange Commission Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (SAB 108). The transition provisions of SAB 108 permit the Company to adjust for the cumulative effect on Partners’ Capital of immaterial errors relating to prior years. This increase in Partners’ Capital consists of $421,000 of interest expense that was not capitalized to the Gig Harbor project in 2005 and 2004, $158,000 of minority interest that had been over accrued prior to 2003 net of a $26,000 understatement of depreciation expense in 2001.

2.  ORM TIMBER FUND I, LP (the Fund)

On August 1, 2005 the Partnership announced that management had obtained capital commitments of $61.8 million, of which Pope Resources and Olympic Resource Management LLC committed $12.4 million, for the launch of a private equity timber fund, the Fund. In the fourth quarter of 2006 Olympic Resource Management LLC invested $58.5 million of the Fund’s committed capital with the acquisition of two separate tree farms representing 24,000 acres. Pope Resources and Olympic Resource Management LLC represent 20% of the investment capital in the Fund or $11.7 million of the capital invested. Olympic Resource Management LLC is the general partner in the Fund and earns management fees for managing the Fund’s timberlands and operations. The 2006 ORM Timber Fund I, LP statement of operations contains minimal activity as harvest activities are not expected to commence until the end of the first quarter of 2007. The Fund had a loss of $183,000 at December 31, 2006 that consisted primarily of management fee expenses of $130,000 paid to Olympic Resource Management LLC, which is eliminated in the consolidation by the Partnership.

The Partnership’s consolidated financial statements include the Fund’s assets and liabilities at December 31, 2006 which are as follows:

ORM Timber Fund I, LP
Balance Sheet
December 31, 2006

Current assets	$778

Timber, land, and roads	57,803

Total Assets	$58,581

Current liabilities	$224

Members' capital	58,357

Total liabilities and members' capital	$58,581

3.  LONG-TERM DEBT

Long-term debt at December 31 consists of (in thousands):	2006	2005
Mortgage note payable to an insurance company, with interest at 9.65%, collateralized by timberlands, with monthly interest payments and annual principal payments maturing April 2011	$10,099	$10,638

Mortgage note payable to an insurance company, with interest at 7.63%, collateralized by timberlands, with monthly interest payments and annual principal payments maturing April 2011	21,555	22,555

Local improvement district assessments, with interest ranging from 5.03% to 6.5%, due through 2013	554	690
	32,208	33,883
Less current portion	(1,342)	(1,602)
Total long-term debt	$30,866	$32,281

The Partnership’s debt agreements contain covenants which require the Partnership to maintain a required debt service coverage ratio and a debt to market capitalization ratio. As of December 31, 2006, the Partnership was in compliance with its debt covenants.

At December 31, 2006, principal payments on long-term debt for the next five years and thereafter are due as follows (in thousands):

2007	$1,342
2008	1,342
2009	1,342
2010	1,342
2011	26,546
Thereafter	294

4.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The Partnership's financial instruments include cash and cash equivalents, short term investments, accounts receivable, contracts receivable, accounts payable, and accrued liabilities, for which the carrying amount of each approximates fair value based on current market interest rates or their short-term nature. The fair value of fixed rate debt having a carrying value of $32.2 million and $33.9 million has been estimated based on current interest rates for similar financial instruments to be approximately $33.7 million and $36.1 million as of December 31, 2006 and 2005, respectively.

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

	Year Ended December 31,
(000’s)	2006	2005	2004
Consolidated Partnership income before income taxes (less minority interest)	$25,349	$14,681	$10,176
Less: Income earned in entities that pass-through pre-tax earnings to the partners	24,134	12,006	10,335
Income (loss) subject to income taxes	1,215	2,675	(159)

The provision for income taxes relating to taxable subsidiaries of the Partnership consists of the following income tax expense for the years ended December 31:

	Year Ended December 31,
(000’s)	2006	2005	2004
Current	$(455)	$(107)	$-
Deferred	16	(890)	-
Total	$(439)	$(997)	$-

A reconciliation between the federal statutory tax rate and the Partnership’s effective tax rate is as follows for the years ended December 31:

	2006	2005	2004
Statutory tax on income	34%	34%	34%
Income (loss) earned in entities that pass-through pre-tax earnings to the partners	(32%)	(27%)	(34%)

Effective income tax rate	2%	7%	-%

The net deferred income tax assets include the following components as of December 31:

(000’s)	2006	2005
Current (included in prepaid expenses and other)	$50	$108
Non current (included in other assets)	82	8
Total	$132	$116

The deferred tax assets are comprised of the following:

(000’s)	2006	2005
Employee-related accruals	50	32
Depreciation	17	8
Other	65	76
	$132	$116

6.  UNIT INCENTIVE PLAN

The Partnership’s 2005 Unit Incentive Plan (New Plan) authorized the granting of nonqualified equity compensation to employees, officers, and directors of the Partnership. A total of 1,105,815 units have been reserved for issuance under the New Plan of which there are 1,073,115 units authorized but unissued as of December 31, 2006. The Partnership has issued 19,000 restricted units under the New Plan in 2006. These units vest over four years with 50% vesting after three years and the remaining 50% vesting after the fourth year from date of grant provided the grantee is still an employee as of the vesting date. The grantee may not transfer restricted units until the holder fulfills the vesting requirements, which last for four years.

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

Restricted unit activity for the three years ended December 31, 2006 was as follows:

		Weighted Average
		Grant date
	Units	Fair Value ($)
Outstanding at December 31, 2004	-	-
Grants	20,000	33.44
Outstanding at December 31, 2005	20,000	33.44
Grants	19,000	34.75
Forfeited	(1,500)	33.44
Outstanding at December 31, 2006	37,500	34.10

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

	Options	Price ($)
Vested at December 31, 2003	199,965	18.71
Unvested at December 31, 2003	154,775	13.69
Outstanding at December 31, 2003	354,740	16.52
Exercised	(20,500)	(15.12)
Granted	29,451	17.90
Vested	53,976	6.79
Vested at December 31, 2004	233,441	15.65
Unvested at December 31, 2004	130,250	18.61
Outstanding at December 31, 2004	363,691	16.71
Exercised	(87,779)	20.66
Granted	2,100	32.51
Vested	54,820	27.24
Vested at December 31, 2005	200,482	16.57
Unvested at December 31, 2005	77,530	13.02
Outstanding at December 31, 2005	278,012	15.58
Forfeitures	(4,800)	12.00
Exercised	(19,750)	12.86
Vested	33,012	13.12
Vested at December 31, 2006	213,744	16.38
Unvested at December 31, 2006	39,718	13.06
Outstanding at December 31, 2006	253,462	15.86

The aggregate spread between the option exercise price and unit market price (intrinsic value) of all options outstanding at December 31, 2006 was $4.2 million. The aggregate intrinsic value of all exercisable options at December 31, 2006 was $3.9 million. The total intrinsic value of options exercised during 2006 was $405,000. The weighted average remaining contractual term for all outstanding options at December 31, 2006 was 5.1 years. The weighted average remaining contractual term for all exercisable options at December 31, 2006 was 5.0 years.

The total fair value of unit options vested determined using the Black-Scholes option pricing model as of December 31, 2006 was $911,000. There were 1,085,815 and 1,073,115 units available for issuance under the 2005 Unit Incentive Plan as of December 31, 2005 and December 31, 2006, respectively.

7.  EMPLOYEE BENEFITS

As of December 31, 2006, all employees of the Partnership and its subsidiaries are eligible to receive benefits under a defined contribution plan. During 2006, 2005 and 2004 the Partnership matched 50% of the employees’ contributions up to 8% of compensation. The Partnership’s contributions to the plan amounted to $130,000, $116,000, $90,000, for the years ended December 31, 2006, 2005, and 2004, respectively.

8.  COMMITMENTS AND CONTINGENCIES

Environmental remediation:
The Partnership has an accrual for estimated environmental remediation costs of $242,000 and $158,000 as of December 31, 2006 and 2005, respectively. The accrual represents estimated payments to be made to remedy and monitor certain areas in and around the townsite and millsite of Port Gamble. Port Gamble is a historic town that was owned and operated by Pope & Talbot, Inc. (P&T), a related party, until 1985 when the townsite, millsite and other assets were spun off to the Partnership. P&T continued to operate the millsite until 1996 and leased the millsite and townsite at Port Gamble through January 2002, at which point P&T signed an agreement with the Partnership dividing the responsibility for environmental remediation of Port Gamble between the two parties.

Based on information provided by consultants and P&T, the Partnership estimates that the cost range for cleaning up the Port Gamble townsite, millsite and surrounding area to applicable State standards is between $155,000 and $340,000. This cost range includes an assumption that monitoring results currently being conducted result in an indication that cleanup activities completed to date were adequate. In the event that current monitoring activities indicate that additional site cleanup is required, the estimate of environmental remediation costs will increase above the current accrual. The environmental remediation liability at December 31, 2006 is based upon an estimate of the Partnership’s portion of the cleanup and monitoring costs that remain to be completed under this agreement.

Performance bonds:
 In the ordinary course of business, and as part of the entitlement and development process, the Partnership is required to provide performance bonds to ensure completion of certain public facilities. The Partnership had performance bonds of $6,266,000 and $1,930,000 outstanding at December 31, 2006 and 2005, respectively.

Operating leases:
The Partnership has non-cancelable operating leases for automobiles, office space, and computer equipment. The lease terms are from 12 to 48 months. Rent expense under the operating leases totaled $115,000, $111,000, and $95,000 for the years ended December 31, 2006, 2005, and 2004, respectively.

At December 31, 2006 future minimum rental payments required by year under non-cancelable operating leases are as follows (in thousands):
Year	Amount
2007	$90
2008	51
2009	8
2010	2

Supplemental Employee Retirement Plan:
The Partnership has a supplemental employee retirement plan for a retired key employee. The plan provides for a retirement income of 70% of his base salary at retirement after taking into account both 401(k) and Social Security benefits with a fixed payment set at $25,013 annually. The Partnership accrued $7,000 in 2005 and an additional $23,000 in 2006 for this benefit based on an approximation of the cost of purchasing a life annuity paying the aforementioned benefit amount. The balance of the projected liability as of December 31, 2006 and 2005 was $210,000 and $212,000, respectively.

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

The minority interest-IPMB represents Pope MGP, Inc.’s profit-sharing interest in the IPMB. The 1997 amendment to the Limited Partnership Agreement authorizing management to pursue the IPMB specifies that annual net income from the IPMB will be split using a sliding scale allocation method, commencing with 80% to ORM, Inc., a subsidiary of Pope Resources, and 20% to Pope MGP, Inc. The sliding scale allocation method will allocate income evenly between ORM, Inc. and Pope MGP, Inc. once net income from the IPMB reaches $7.0 million in a fiscal year. The share of IPMB allocated to Pope MGP is further split between Pope MGP and a management incentive plan referred to as the Long-term Incentive Plan. This portion of Pope MGP’s share of the IPMB is $77,000 in 2006 and is included in Timberland Management & Consulting operating expenses. The aforementioned amendment authorizing pursuit of the IPMB limits cumulative net expenditures to $5.0 million. As of December 31, 2006, cumulative revenue from the IPMB exceeds cumulative IPMB expenditures.

10. SEGMENT AND MAJOR CUSTOMER INFORMATION

The Partnership's operations are classified into three segments: Fee Timber, Timberland Management & Consulting, and Real Estate. The Fee Timber segment consists of the harvest and sale of timber from the Partnership’s nearly 114,000 acres of fee timberland in Washington State.

The Timberland Management & Consulting segment began providing management, disposition, and technical forestry services to a client owning 522,000 acres of timberland on January 1, 2005. That same client sold 230,000 acres of timberland. We now manage approximately 292,000 acres of timberland for this client and an additional 24,000 acres for the Fund.

The Real Estate segment’s operations consist of management of development properties, and the rental of residential and commercial properties in Port Gamble and Kingston, Washington. Real Estate is working with nearly 2,700 acres of early stage development properties as of December 31, 2006. All of the Partnership’s real estate activities are in Washington State.

For the year ended December 31, 2006, the Partnership had three major customers that represented 16%, 12% and 12% of consolidated revenue, respectively. For the year ended December 31, 2005, the Partnership had three major customers that represented 13%, 10% and 10% of consolidated revenue, respectively.

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

	2006	2005	2004
Revenues:
Fee Timber	35,905	44,427	33,629
Timberland Management & Consulting	3,860	7,786	2,018
Real Estate	27,356	4,854	4,512
Total Revenue (Internal)	67,121	57,067	40,159

Elimination of Intersegment Revenue	(871)	(61)	(511)

Total Revenue (External)	66,250	57,006	39,648

Intersegment Revenue or Transfers
Fee Timber	(645)	(3)	(58)
Timberland Management & Consulting	(190)	(22)	(417)
Real Estate	(36)	(36)	(36)
	(871)	(61)	(511)

Operating Income
Fee Timber	15,047	16,290	14,784
Timberland Management & Consulting	1,419	3,538	(284)
Real Estate	13,255	1,302	1,614
G&A	(3,816)	(3,651)	(2,986)
Total Operating Income	25,905	17,479	13,128

Intersegment Charges or Transfers
Fee Timber	(455)	30	342
Timberland Management & Consulting	(153)	2	(314)
Real Estate	609	(32)	(28)
G&A	(1)	-	-
	-	-	-

Depreciation, Amortization and Depletion
Fee Timber	6,079	10,714	5,193
Timberland Management & Consulting	73	97	88
Real Estate	647	178	133
G&A	218	263	338
Total	7,017	11,252	5,752

	2006	2005	2004
Assets
Fee Timber	125,464	74,596	82,159
Timberland Management & Consulting	690	174	169
Real Estate	14,528	10,144	6,084
G&A	39,600	21,444	6,456
Total	180,282	106,358	94,868

Capital and Land Expenditures
Fee Timber	58,944	1,159	22,358
Timberland Management & Consulting	2	133	73
Real Estate	10,919	5,400	2,006
G&A	118	64	63
Total	69,983	6,756	24,500

Sales of forest products
Domestic	31,486	38,972	27,727
Export, indirect	1,808	3,784	5,844
Sales of homes, lots, and undeveloped acreage	26,318	3,898	3,630
Fees for service	6,638	10,352	2,447
Total Revenue	66,250	57,006	39,648

11. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in thousands except per unit amounts)	Revenue	Income from Operations	Net Income	Earnings per Partnership unit basic	Earnings per Partnership unit diluted
2006
First quarter	$16,083	$6,180	$5,298	$1.14	$1.11
Second quarter	15,610	3,740	3,540.77		.75
Third quarter	18,024	8,403	8,279	1.78	1.74
Fourth quarter	16,533	7,582	7,793	1.68	1.63

2005
First quarter	$16,656	$5,671	$4,606	$1.01	$.97
Second quarter	16,131	5,095	4,069.89		.86
Third quarter	15,312	4,821	4,137.90		.87
Fourth quarter	8,907	1,892	872.17		.18

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Partnership’s management maintains an adequate system of internal controls to promote the timely identification and reporting of material, relevant information. Those controls include requiring executive management and all managers in accounting roles to sign a Code of Ethics (See Exhibit 99.4 to this report). Additionally the Partnership’s senior management team meets regularly to discuss significant transactions and events affecting the Partnership’s operations. The Partnership’s executive officers lead these meetings and consider whether topics discussed represent information that should be disclosed under generally accepted accounting principles and the rules of the SEC. The Board of Directors of the Partnership’s managing general partner includes an Audit Committee that is comprised solely of independent directors who meet the financial literacy requirements imposed by the Securities Exchange Act and the Nasdaq Stock Market. At least one member of our Audit Committee is a “financial expert” within the meaning of applicable Nasdaq rules. The Audit Committee reviews quarterly earnings releases and all reports on Form 10-Q and 10-K prior to their filing. The Audit Committee is responsible for hiring and overseeing the Partnership’s external auditors and meets with those auditors at least four times each year.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Partnership. Internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is a process designed by, or under the supervision of, the Partnership’s chief executive officer and chief financial officer, or persons performing similar functions, and effected by the Partnership’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Partnership’s management, with the participation of the Partnership’s chief executive officer and chief financial officer, has established and maintained policies and procedures designed to maintain the adequacy of the Partnership’s internal control over financial reporting, and includes those policies and procedures that:

1)	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Partnership;

2)
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Partnership are being made only in accordance with authorizations of management of the Partnership; and

3)
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Partnership’s assets that could have a material effect on the financial statements.

Management has evaluated the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2006 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, the Partnership’s management has concluded that the Partnership’s internal control over financial reporting is effective as of December 31, 2006.

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

The registered independent public accounting firm of KPMG LLP, as auditors of the Partnership’s consolidated financial statements, has issued an attestation report on management’s assessment of the Partnership’s internal control over financial reporting. This report appears on page 50 of this annual report on Form 10-K

Changes in Internal Controls

There were no changes in the Partnership’s internal controls over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION

None

PART III

Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

General Partner

The Partnership has no directors. Instead, the Board of Directors of its managing general partner, Pope MGP, Inc. (the “Managing General Partner”), serves in that capacity. The Managing General Partner’s address is the same as the address of the principal offices of the Partnership. Pope MGP, Inc. receives $150,000 per year for serving as managing general partner of the Partnership.

The following table identifies the executive officers and directors of the General Partner as of February 28, 2007. Officers of the Managing General Partner hold identical offices with the Partnership.

Name	Age	Position and Background

David L. Nunes (2)	45
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

Thomas M. Ringo	53
Vice President and CFO from December 2000 to present. Senior Vice President Finance and Client Relations from June 1996 to December 2000. Vice President Finance from November 1991 to June 1996. Treasurer from March 1989 through October 1991 of Pope MGP, Inc. and the Partnership. Tax Manager of Westin Hotel Company, 1985 to March 1989. Tax Consultant for Price Waterhouse, 1981 to 1985.

Douglas E. Norberg (1), (3), (4) , (5)	66
Director; Vice Chairman, Wright Runstad & Company, since 2000; President, Wright Runstad & Company, 1975 until 2000. Wright Runstad & Company is in the business of real estate investing, development, and management.

Peter T. Pope (1), (4)	72
Director; Director, Pope & Talbot, Inc. 1971 to present; Chairman of the Board and CEO of Pope & Talbot, Inc., 1971 to 1999. Mr. Pope retired as CEO of Pope & Talbot, Inc. in 1999. Mr. Pope is also a director and President of Pope EGP, Inc.

J. Thurston Roach (1), (3), (4)	65
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

John E. Conlin (2), (3), (4)	48
Director; President and COO, NWQ Investment Management 2006 to present; Co-Founder of Education Partners from 2004 to present; Member, Corporate Advisory Board University of Michigan, 2006 to present; Member University of Rochester Endowment Committee, 2006 to present; Director, ACME Communications, 2005 to present; Director, Montgomery & Company, 2003 to present; Director, Cannell Capital Management 2002 to 2006; CEO, Robertson Stephens, Inc, from 2001 to 2003; COO Robertson Stephens, Inc, from 1999 to 2000. Held numerous positions with Credit Suisse from 1983 to 1999, the last of which was Managing Director.

___________________________
1)	Class A Director
2)	Class B Director
3)	Member of the Audit Committee
4)	Member of the Human Resources Committee
5)	Designated financial expert for the Board of Directors Audit Committee

Board of Directors of the Managing General Partner

Board Composition. The Managing General Partner’s Articles of Incorporation provide that directors are divided into two classes, each class serving a period of two years. The Managing General Partner’s shareholders elect approximately one-half of the members of the Board of Directors annually. The terms of the Class A directors expire on December 31, 2008, and the terms of the Class B directors expires on December 31, 2007. The directors’ election to the Managing General Partner’s Board of Directors is subject to a voting agreement between the Managing General Partner’s two shareholders, Mr. Peter T. Pope and Ms. Emily T. Andrews. Mr. Pope serves as his own appointee, and J. Thurston Roach serves as Ms. Andrews’ appointee to the Board of Directors. The Managing General Partner’s Board of Directors met nine times in 2006 with all of the meetings in person to discuss Partnership matters. The composition of our Board of Directors is established by the Limited Partnership Agreement and accordingly, as permitted by NASD Rules 4360(c) and 4350(c)(4), board nominations are not made or approved by a separate nominating committee or by a majority of the independent directors.

Audit Committee. The Audit Committee of the Managing General Partner’s Board of Directors is comprised of three outside directors who comply with the Securities Exchange Act and the Nasdaq’s qualification requirements for Audit Committee members. The Audit Committee met to discuss the Partnership eight times during 2006.  The Audit Committee’s Chairman is J. Thurston Roach and its designated financial expert is Douglas E. Norberg. See report of the Audit Committee on financial statements below.

Human Resources Committee. The Human Resources Committee is responsible for (1) establishing compensation programs for executive officers and senior management of the Partnership designed to attract, motivate, and retain key executives responsible for the success of the Partnership as a whole; (2) administering and maintaining such programs in a manner that will benefit the long-term interests of the Partnership and its unit holders; and (3) determining the salary, bonus, unit option and other compensation of the Partnership's executive officers and senior management. The Human Resources Committee met three times during 2006. Mr. Peter T. Pope is the Chairman of the Human Resources Committee. See report of the Human Resources Committee on executive compensation below.

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

Item 11.	EXECUTIVE COMPENSATION; COMPENSATION DISCUSSION & ANALYSIS

The primary goals of the Human Resources Committee of the board of directors (“HR Committee”) with respect to executive compensation are to attract and retain the most talented and dedicated executives possible, to tie annual and short- and long-term cash and unit incentives to achievement of goals and strategies established and enunciated by the Partnership, and to align executives’ incentives with unitholder value creation. The method for determining compensation varies from case to case based on a discretionary and subjective determination of what is appropriate at the time. When establishing salaries, bonus levels, unit option, and restricted unit awards for executive officers, the HR Committee considers (1) the Partnership's performance during the past year and recent quarters in meeting its financial and other performance goals; (2) the individual's performance during the past year and recent quarters; and (3) the salaries of executive officers in similar positions with companies of comparable size, maturity and pursuing similar objectives, and other companies within the timber industry. With respect to senior managers other than the Chief Executive Officer, the HR Committee takes into consideration the recommendations of the Chief Executive Officer.

The Partnership periodically consults with Towers Perrin, a nationally recognized compensation-consulting firm when developing the base salaries for its executive officers. The HR Committee obtains executive compensation data through Towers Perrin who has developed salary surveys that reflect a peer group of other timber companies, including companies of different sizes. This data is integral to the HR Committee’s deliberations and conclusions regarding appropriate levels of executive compensation.

Elements of Compensation

The Partnership's compensation program for executives consists of four key elements: (1) base salary; (2) a performance-based annual bonus; (3) periodic grants of restricted units or unit options; and (4) IPMB award payments (also referred to as long-term incentive plan).

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

The size of the bonus pool is based upon an assessment of the Partnership's performance as compared to both budgeted and prior fiscal year performance and the extent to which the Partnership achieved its overall goals. Once the bonus pool is determined, the Chief Executive Officer makes individual bonus recommendations to the HR Committee, within the limits of the pool, for eligible employees based upon an evaluation of their individual performance and contribution to the Partnership's overall performance. The HR Committee makes the final determination of the bonus pool split.

Unit-Based Compensation. The HR Committee adopted the Pope Resources 2005 Unit Incentive Plan during 2005 in order to include restricted unit grants as an element of unit based compensation. The HR Committee believes restricted units better align management’s interests with that of unit holders. The HR Committee follows a compensation philosophy that includes unit-based compensation as a long-term incentive program for management. The Partnership's use of unit-based compensation focuses on the following guiding principles: (1) unit-based compensation has been and will continue to be an important element of employee pay, (2) the grant of restricted units will be based on performance measures within the employee's control, (3) owning units is an important ingredient in forming the partnership between employees and the organization, and (4) ownership of significant amounts of the Partnership's units by executives and senior managers of the Partnership will facilitate aligning management's goals with the goals of unitholders. The HR Committee anticipates that it will continue to emphasize unit-based compensation in the future.

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

Summary Compensation Table

The following table sets forth information regarding compensation earned by our named executive officers for 2006:

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Unit Awards ($) (2)	Non-equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)
David L. Nunes President and CEO	2006	297,500	250,800	156,375	18,695	17,040	740,410
	2005	280, 096	285,000	150,480	40,859	9,250	765,685
	2004	255,337	205,500	-	2,608	6,127	469,572
Thomas M Ringo V.P. and CFO	2006	193,333	134,816	86,875	11,217	14,100	440,341
	2005	182,058	148,000	83,600	25,537	10,250	449,445
	2004	166,875	104,250	-	1,630	7,750	280,505

(1)	Amounts represent bonuses earned in the year indicated but paid in the subsequent year.
(2)
Amounts represent the value of restricted units received during the year. These units are subject to a trading restriction until the units vest. Units vest over four years with 50% vesting after three years and the remaining 50% vesting on the fourth anniversary of the grant date.

(3)
Amounts represent cash payment awards based upon performance of the Investor Portfolio Management Business (IPMB) during the award year and are contingent upon the officer’s employment with the Partnership on the last day of the award year. These payments are made from Pope MGP’s share of IPMB income, earned in the year indicated and paid in the subsequent year.

(4)
Amounts represent matching contributions to the Partnership’s 401(k) plan made by the Partnership on behalf of the executive, and distributions received by the executive on restricted Partnership units (the value of the restricted units is described under footnote (2) above and not repeated here.)

 Employment Agreements

Each employee is employed at the will of the Company and has neither a guarantee nor a promise that his/her employment will last for any particular period. No manager or other person, other than the President/CEO of the Company, in writing, has the authority to make any commitment to an employee guaranteeing a position at the Company for any particular length of time.

Grants of Plan Based Awards Table

The HR Committee approved awards under the Partnership’s 2005 Unit Incentive Plan to certain of our named executives in 2006. Set forth below is information regarding awards of restricted units granted during 2006:

Name	Grant Date	All Other Unit Awards: Number of Shares of Unit or Units (#)	All Other Options Awards: Number of Securities Underlying Options (#)	Unit Awards	Option Awards	Closing Price on Grant Date ($/sh)
David L. Nunes President and CEO	March 8, 2006	4,500	-	-	-	34.75
Thomas M Ringo V.P. and CFO	March 8, 2006	2,500	-	-	-	34.75

Unit Option Plan

 In 2005 the Board of Directors of Pope MGP, Inc. adopted the Pope Resources 2005 Unit Incentive Plan (New Plan) and terminated future awards under the Partnership’s 1997 Unit Option Plan. The New Plan is administered by the HR Committee. The purpose of the change to the New Plan was to allow the HR Committee to award restricted units to employees and directors which the HR Committee believes provides a better alignment of interest with current unitholders than the unit option grants under the 1997 plan.

Units Available for Issuance

There are 1,500,000 units authorized under the New Plan, including 1,105,815 units authorized but not issued under the Partnership’s 1997 Unit Option Plan. As of December 31, 2006 there were 1,073,115 authorized but not issued units in the New Plan. The units issued or issuable under the New Plan have been registered on a Form S-8 registration statement.

Term of Units

The term of each option is ten years from the date of grant, unless the plan administrator establishes a shorter or longer period of time as evidence in the award agreement.

Vesting Schedule

The restricted units granted under the New Plan ordinarily vest over a four-year period with 50% vesting after three years and the remaining 50% vesting after the fourth year.

Unit Appreciation Rights

In addition to Unit grants, the administrator of the New Plan may grant unit appreciation rights. Unit appreciation rights represent a right to receive the appreciation in value, if any, of the Partnership’s units over the base value of the unit appreciation right. As of the date of this report no unit appreciation rights have been granted under the plan.

Adjustments, Changes in Our Capital Structure

The number and kind of units available for grant under the New Plan and any outstanding options under the plan, as well as the exercise price of outstanding options, will be subject to adjustment by the HR Committee in the event of any merger or consolidation.

Administration

The HR Committee has full discretionary authority to determine all matters relating to units granted under the plan.

The HR Committee has the authority to determine the persons eligible to receive options, the number of units subject to each option, the exercise price of each option, any vesting schedules, and any acceleration on the vesting schedules and any extension of the exercise period.

Amendment and Termination

The board of directors has the exclusive authority to amend or terminate the New Plan, except as would adversely affect participants’ rights to outstanding awards without their consent. As the plan administrator, the HR Committee has the authority to interpret the plan and options granted under the plan and to make all other determination necessary or advisable for plan administration. In addition, as administrator of the New Plan the HR committee may modify or amend outstanding awards, except as would adversely affect participants’ rights to outstanding awards without their consent.

Outstanding Equity Awards At Fiscal Year-End; Option Exercise and Units Vested

The following table summarizes the outstanding equity award holdings held by our named executive officers:

	Option Awards						Unit Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Units That Have Not Vested (#)	Market Value of Units That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
David L. Nunes President and CEO	24,000 10,000	-	9,000	12.51 22.00	3/20/12 2/14/11	9,000	315,000	-	-
Thomas M Ringo V.P. and CFO	13,600	-	4,500	12.51	3/20/12	4,500	157,500	-	-

OPTION EXERCISES AND UNITS VESTED
	Option Awards		Unit Awards
Name	Number of Units Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Units Acquired on Vesting (#)	Value Realized on Vesting ($)
David L. Nunes President and CEO	9,250	185,955

Thomas M Ringo V.P. and CFO	2,500	53,688

Pension Benefits

Other than the supplemental retirement plan discussed below, none of our named executive officers participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us.

Supplemental Retirement Plan

The Partnership has a supplemental retirement plan for George H. Folquet, a retired key employee. The plan provides for a retirement income of 70% of his base salary at retirement after taking into account both 401(k) and Social Security benefits and makes an annual fixed-amount payment of $25,013. The Partnership accrued $23,000 in 2006, for this benefit based on an approximation of the cost of purchasing a life annuity paying the aforementioned benefit amount. The balance of the liability as of December 31, 2006 was $210,000.

Nonqualified Deferred Compensation

The Partnership does not provide a nonqualified deferred compensation plan to its Board of Directors, Executive Officers, or other employees.

Director Compensation

The following table sets forth a summary of the compensation we paid to our non-employee directors in 2006:

Name	Year	Fees Earned or Paid in Cash ($)	Unit Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation ($) (3)	Total ($)
John E. Conlin	2006	28,500	26,063	-	-	-	795	55,358
Douglas E. Norberg	2006	32,500	26,063	-	-	-	1,590	60,153
Peter T. Pope	2006	28,000	26,063	-	-	-	1,590	55,653
J. Thurston Roach	2006	36,500	26,063	-	-	-	1,590	64,153

(1)
Amounts represent the value of restricted units received during the year. These units are subject to a trading restriction until the units vest. Units vest over four years with 50% vesting after three years and the remaining 50% vesting on the fourth anniversary of the grant date.

(2)	No options were awarded in 2006.
(3)	Amounts represent distributions received on unvested restricted Partnership units.

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

Defined Benefit Retirement Savings Plan

As of December 31, 2006 all employees of the Partnership and its subsidiaries are eligible to receive benefits under a defined contribution plan. During 2006 and 2005 the Partnership matched 50% of the employees’ contribution up to 8% of compensation. Partnership contributions to the plan amounted to $130,000, $116,000 and, $90,000, for each of the years ended December 31, 2006, 2005 and 2004, respectively. Employees become fully vested over a six-year period in the Partnership's contribution.

Report of the Human Resources Committee on Executive Compensation

The Human Resources Committee of the General Partner’s Board of Directors (the “HR Committee”) has furnished the following report on the Partnership’s executive compensation for fiscal year 2006. The HR Committee’s report is intended to describe in general terms the process the HR Committee undertakes and the matters it considers in determining the appropriate compensation for the Partnership's executive officers, Mr. Nunes and Mr. Ringo.

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

The HR Committee is currently comprised of Douglas E. Norberg, Peter T. Pope, J. Thurston Roach, and John Conlin. Mr. Pope serves as HR Committee Chair. None of the members are officers or employees of the Partnership or the General Partner.

Conclusion

The HR Committee believes that for 2006 the compensation terms for Mr. Nunes, as well as for the other executive officers, were clearly related to the realization of the goals and strategies established by the Partnership. Further, based on our consideration of all factors, bonuses were paid in February 2007 based on 2006 performance.

Peter T. Pope, Chairman
John E. Conlin
Douglas E. Norberg
J. Thurston Roach
Audit Committee Report on Financial Statements

The Audit Committee of the General Partner’s Board of Directors has furnished the report set forth in the following section entitled “Responsibilities and Composition of the Audit Committee” on the Partnership’s year-end financial statements and audit for fiscal year 2006. The Audit Committee’s report is intended to identify the members of the Audit Committee and describe in general terms the responsibilities the Audit Committee assumes, the process it undertakes, and the matters it considers in reviewing the Partnership’s financial statements and monitoring the work of the Partnership’s external auditors.

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

The Audit Committee is currently comprised of J. Thurston Roach, John E. Conlin, and Douglas E. Norberg. Mr. Roach serves as Audit Committee Chair. All members of the Audit Committee are independent as defined under Nasdaq Rule 4200(a)(15), and all are financially literate. Mr. Norberg is designated as a “financial expert” as defined under Section 10A(m) of the Securities Exchange Act of 1934 and Nasdaq Rule 4350(d).

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

Principal Unit Holders

As of February 16, 2007, the following persons were known or believed by the Partnership to be the beneficial owners of more than 5% of the outstanding Partnership units:

Name and Address of Beneficial Owner	Number of Units(1)		Percent of Class
Private Capital Management, Inc. 8889 Pelican Bay Blvd Suite 500 Naples, FL 34108-7512	1,202,651	(2)	24.2
Emily T. Andrews 600 Montgomery Street 35th Floor San Francisco, CA 94111	557,100	(3)	11.2
Peter T. Pope 1500 S.W. 1st Avenue Portland, OR 97201	343,542	(4)	6.9
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

(4)
Includes (a) 200,925 units held by a limited liability company controlled by Mr. Pope; (b) 44,600 units held in trust for his children; (c) 60,000 units held by Pope MGP, Inc. and Pope EGP, Inc., as to which he shares investment and voting power; (d) currently exercisable options to purchase 35,767 units; and (e) 2,250 unvested restricted units; and (e) 910 units owned by spouse.

Management

As of February 16, 2007, the beneficial ownership of the Partnership units of (1) the general partners of the Partnership, (2) the directors of the Partnership's general partners, (3) the named executives, and (4) the Partnership's general partners, directors and officers as a group, was as follows. **

Name	Position and Offices	Number of Units(1)		Percent of Class
David L. Nunes	Chief Executive Officer and President, Pope MGP, Inc. and the Partnership; Director, Pope MGP, Inc.	94,750	(2)	1.9
Thomas M. Ringo	Vice President and CFO, Pope MGP, Inc. and the Partnership	32,480	(2)	*
Peter T. Pope	Director, Pope MGP, Inc. and Pope EGP, Inc.; President, Pope EGP, Inc.	343,542	(3)	6.9
J. Thurston Roach	Director, Pope MGP, Inc.	5,850	(4)	*
Pope EGP, Inc.	Equity General Partner of the Partnership	54,000		1.1
Pope MGP, Inc.	Managing General Partner of the Partnership	6,000		*
Douglas E. Norberg	Director, Pope MGP, Inc.	67,706	(5)	1.4
John E. Conlin	Director, Pope MGP, Inc.	8,000		*
All general partners, directors and officers of general partners, and officers of the Partnership as a group (6 individuals and 2 entities)		552,328	(6) (7)	11.1
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

(2)
Units shown for Mr. Nunes units include 38,250 owned units, 13,500 of unvested restricted units, and options to purchase 43,000 that are exercisable within 60 days. Units shown for Mr. Ringo units include 16,880 owned units, 7,500 unvested restricted units, and options to purchase 8,100 units that are exercisable within 60 days.

(3)
Includes (a) 200,925 units held by a limited liability company controlled by Mr. Pope; (b) 44,600 units held in trust for his children; (c) 60,000 units held by Pope MGP, Inc. and Pope EGP, Inc., as to which he shares investment and voting power; (d) currently exercisable options to purchase 35,767 units; and (e) 2,250 unvested restricted units; and (e) 910 units owned by spouse.

(4)	Includes currently exercisable options to purchase 3,600 units issued to Mr. Roach and 2,250 unvested restricted units.

(5)	Includes currently exercisable options to purchase 54,856 units issued to Mr. Norberg and 2,250 unvested restricted units.

(6)
For this computation, the 60,000 units held by Pope MGP, Inc. and Pope EGP, Inc. are excluded from units beneficially owned by Mr. Pope. Mr. Pope and Emily T. Andrews, own all of the outstanding stock of Pope MGP, Inc. and Pope EGP, Inc. Includes currently exercisable options to purchase 145,323 units and 29,250 unvested restricted units.

Equity Compensation Plan Information

The following table presents certain information with respect to the Partnership’s equity compensation plans and awards thereunder on December 31, 2006.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	290,962	$15.86	1,073,115

Equity compensation plans not approved by security holders	-	-	-
Total	290,962	$ 15.86	1,073,115

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ORM Timber Fund I, LP (the “Fund”). Pope Resources, A Delaware Limited Partnership owns 19% and Olympic Resource Management LLC owns 1% and is the general partner of the Fund. David L. Nunes and Thomas M. Ringo have committed to invest less than 1% of the committed capital in the Fund. The majority of this commitment was paid in the fourth quarter of 2006 when the Fund acquired timberland.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes fees related to the Partnership’s principal accountants, KPMG LLP, during 2006 and 2005.

Description of services	2006	%	2005	%
Audit	$336,000	82%	$345,000	85%

Audit related	7,500	2%	8,000	2%

Tax:

Tax return preparation	26,000	6%	18,500	5%

General tax consultation	15,000	4%	8,800	2%

Other *	27,750	7%	26,250	6%

Total	$412,250	100%	$406,550	100%

* Other services provided by KPMG in 2006 and 2005 consisted of a separate audit of the Partnership’s subsidiary, Olympic Resource Management LLC. The Audit Committee pre-approved all payments to KPMG LLP for services provided in 2006 and 2005.

Prior to hiring KPMG to provide services to the Partnership, anticipated fees and a description of the services are presented to the Audit Committee. The Audit Committee then either agrees to hire KPMG to provide the services or directs management to find a different service provider.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE

Financial Statement Schedule
Environmental Remediation

	Balances at the Beginning of the Period	Additions to Accrual	Expenditures for Remediation	Balances at the End of the Period
Year Ended December 31, 2004	292,000	466,000	284,000	474,000
Year Ended December 31, 2005	474,000	198,000	514,000	158,000
Year Ended December 31, 2006	158,000	260,000	176,000	242,000

Exhibits.

No.	Document

3.1	Certificate of Limited Partnership. (1)

3.2	Limited Partnership Agreement, dated as of November 7, 1985. (1)

3.3	Amendment to Limited Partnership Agreement dated December 16, 1986. (2)

3.4	Amendment to Limited Partnership Agreement dated March 14, 1997. (4)

3.5	Certificate of Incorporation of Pope MGP, Inc. (1)

3.6	Amendment to Certificate of Incorporation of Pope MGP, Inc. (3)

3.7	Bylaws of Pope MGP, Inc. (1)

3.8	Certificate of Incorporation of Pope EGP, Inc. (1)

3.9	Amendment to Certificate of Incorporation of Pope EGP, Inc. (3)

3.10	Bylaws of Pope EGP, Inc. (1)

4.1	Specimen Depositary Receipt of Registrant. (1)

4.2	Limited Partnership Agreement dated as of November 7, 1985, as amended December 16, 1986 and March 14, 1997 (see Exhibits 3.2, 3.3 and 3.4).

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

10.1	Transfer and Indemnity Agreement between the Partnership and P&T dated as of December 5, 1985. (1)

10.2	Environmental Remediation Agreement (7)

10.3	1997 Unit Option Plan Summary. (5)

10.4	Audit Committee Charter. (10)

10.5	Timberland Deed of Trust and Security Agreement with Assignment of Rents between Pope Resources, Jefferson Title Company and John Hancock Mutual Life Insurance Company dated April 29, 1992. (6)

10.6
Amendment to Timberland Deed of Trust and Security Agreement with Assignment of Rents between Pope Resources, Jefferson Title Company and John Hancock Mutual Life Insurance Company dated May 13, 1992. (6)

10.7
Second Amendment to Timberland Deed of Trust and Security Agreement with Assignment of Rents between Pope Resources, Jefferson Title Company and John Hancock Mutual Life Insurance Company, dated May 25 1993. (6)

10.8
Third Amendment to Timberland Deed of Trust and Security Agreement with Assignment of Rents between Pope Resources, Jefferson Title Company and John Hancock Mutual Life Insurance Company dated December 19, 1995. (6)

10.9
Fourth Amendment to Timberland Deed of Trust and Security Agreement with Assignment of Rents between Pope Resources, Jefferson Title Company and John Hancock Mutual Life Insurance Company dated December 20, 1999. (6)

10.10
Amended and Restated Timberland Deed of Trust and Security Agreement with Assignment of Rents and Fixture Filing between Pope Resources and John Hancock Life Insurance Company dated March 29, 2001. (6)

10.11	Promissory Note from Pope Resources to John Hancock Mutual Life Insurance Company dated April 29, 1992. (6)

10.12	Amendment to Promissory Note from Pope Resources to John Hancock Mutual Life Insurance Company dated May 25, 1993. (6)

10.13	Second Amendment to Promissory Note from Pope Resources to John Hancock Mutual Life Insurance Company, dated December 19, 1995. (6)

10.14	Third Amendment to Promissory Note from Pope Resources to John Hancock Mutual Life Insurance Company dated December 20, 1999. (6)

10.15	Fourth Amendment to Promissory Note from Pope Resources to John Hancock Mutual Life Insurance Company dated March 29, 2001. (6)

10.16	Note Purchase Agreement between Pope Resources, John Hancock Life Insurance Company and John Hancock Variable Life Insurance Company, dated March 29, 2001. (6)

10.17	Class A Fixed Rate Senior Secured Note from Pope Resources to John Hancock Life Insurance Company dated March 29, 2001, in the principal amount of $23,500,000. (6)

10.18	Class A Fixed Rate Senior Secured Note from Pope Resources to John Hancock Life Insurance Company dated March 29, 2001 in the principal amount of $4,500,000. (6)

10.19	Class A Fixed Rate Senior Secured Note from Pope Resources to John Hancock Variable Life Insurance Company dated March 29, 2001, in the principal amount of $2,000,000. (6)

10.20
Timberland Deed of Trust and Security Agreement With Assignment of Rents and Fixture Filing between Pope Resources, Jefferson Title Company and John Hancock Life Insurance Company, dated March 29, 2001. (6)

10.21	Purchase and sale agreement with Costco Wholesale Corp dated December 22, 2003 (8)

10.22	Employment agreement with Mr. Thomas M. Ringo dated December 10, 2003 (8)

10.23	Form of Change of control agreement (10)

10.24	Option agreement with Kitsap County dated August 14, 2003 (9)

10.25	Purchase and sales agreement for Quilcene Timberlands dated September 28, 2004 (9)

10.26	Long term management agreement with Cascade Timberlands LLC dated December 31, 2004 (9)

10.27	Purchase and sale agreement with Plum Creek Timberlands LP dated December 2003 (9)

10.28	Amendment 1 to option agreement with Kitsap County dated May 24, 2004 (9)

10.29	First amendment to Note purchase agreement with John Hancock Life Insurance Company (10)

10.30	Second amendment to Note purchase agreement with John Hancock Life Insurance Company (10)

10.31	Third amendment to Note purchase agreement with John Hancock Life Insurance Company (10)

10.32	Fourth amendment to Note purchase agreement with John Hancock Life Insurance Company (10)

10.33	Pope Resources 2005 Unit Incentive Plan (11)

23.1	Consent of Registered Independent Public Accounting Firm (12)

31.1	Certificate of Chief Executive Officer (12)

31.2	Certificate of Chief Financial Officer (12)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (12)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (12)

99.1	Press Release of the Registrant dated February 1, 2007, incorporated by reference to the Current Report on Form 8-K filed by the Registrant on February 1, 2007.

(1)	Incorporated by reference from the Partnership’s registration on Form 10 filed under File No. 1-9035 and declared effective on December 5, 1985.

(2)	Incorporated by reference from the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 1987.

(3)	Incorporated by reference from the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 1988.

(4)	Incorporated by reference from the Partnership’s Proxy Statement filed on February 14, 1997.

(5)	Incorporated by reference to the Company’s Form S-8 Registration Statement (SEC file number 333-46091) filed with the Commission on February 11, 1998.

(6)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2001.

(7)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2002.

(8)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2003.

(9)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2004.

(10)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2005.

(11)	Filed with Form S-8 on September 9, 2005.

(12)	Filed with this annual report for the fiscal year ended December 31, 2006

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POPE RESOURCES, A Delaware
Limited Partnership

By POPE MGP, INC.
Managing General Partner

Date: March 1, 2007	By /s/ David L. Nunes
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the date indicated.

Date: March 1, 2007	By /s/ David L. Nunes
David L. Nunes,
President and Chief Executive Officer (principal executive officer), Partnership and Pope MGP, Inc.; Director, Pope MGP, Inc.

Date: March 1, 2007	By /s/ Thomas M. Ringo
Thomas M. Ringo
Vice President & CFO (principal financial and accounting officer), Partnership and Pope MGP, Inc.

Date: February 28, 2007	By /s/ John E. Conlin
John E. Conlin
Director, Pope MGP, Inc.

Date: February 28, 2007	By /s/ Douglas E. Norberg
Douglas E. Norberg
Director, Pope MGP, Inc.

Date: February 28, 2007	By /s/ Peter T. Pope
Peter T. Pope
Director, Pope MGP, Inc.

Date: February 28, 2007	By /s/ J. Thurston Roach
J. Thurston Roach
Director, Pope MGP, Inc.