Form 10-Q
period 2007-03-31
POPE RESOURCES LTD PARTNERSHIP
filed 2007-05-08
CIK 784011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

OR

* TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No *

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in rule 12b-2 of the Securities and Exchange Act of 1934).

Large Accelerated Filer *	Accelerated Filer ☒	Non-accelerated Filer *
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-2 of the Exchange Act  Yes * No ☒

Partnership units outstanding at May 1, 2007: 4,684,277

Pope Resources
Index to Form 10-Q Filing
For the Quarter Ended March 31, 2007

P A R T I - FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

Pope Resources
March 31, 2007 and December 31, 2006

(Thousands)
	2007	2006

Assets
Current assets:
Cash and cash equivalents	$2,951	$7,194
Short-term investments	25,000	25,000
Accounts receivable	2,139	1,074
Land held for sale	2,795	2,813
Current portion of contracts receivable	4,547	4,547
Prepaid expenses and other	484	499

Total current assets	37,916	41,127

Properties and equipment at cost:
Land held for development	13,664	13,294
Land and land improvements	22,327	22,327
Roads and timber (net of accumulated
depletion of $44,217 and $43,461)	97,674	98,110
Buildings and equipment (net of accumulated
depreciation of $6,840 and $6,748)	3,593	3,405

	137,258	137,136

Other assets:
Contracts receivable, net of current portion	1,158	1,161
Other	939	858

	2,097	2,019

Total assets	$177,271	$180,282

Liabilities and Partners' Capital
Current liabilities:
Accounts payable	$1,208	$1,114
Accrued liabilities	985	3,083
Environmental remediation	225	236
Current portion of long-term debt	1,342	1,342
Minority interest	3	77
Deferred revenue	9,030	8,838
Other current liabilities	93	85

Total current liabilities	12,886	14,775

Long-term debt, net of current portion	29,576	30,866
Other long term liabilities	328	351

Minority interest - ORM Timber Fund I, LP	46,521	46,685

Partners' capital (units outstanding 4,684 and 4,647)	87,960	87,605

Total liabilities and partners' capital	$177,271	$180,282

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

Pope Resources
For the Three Months Ended March 31, 2007 and 2006

(Thousands, except per unit data)
	2007	2006

Revenues	$6,787	$16,083
Cost of timber and land sold	(2,837)	(6,425)
Operating expenses	(2,237)	(2,469)
General and administrative expenses	(1,025)	(1,004)
Income from operations	688	6,185

Other income (expense):
Interest expense	(665)	(692)
Capitalized interest	254	164
Interest income	420	219
	9	(309)

Income before income taxes and minority interest	697	5,876

Income tax expense	(7)	(445)
Income before minority interest	690	5,431

Minority interest-IPMB	-	(133)
Minority interest-ORM Timber Fund I, LP	164	-

Net income	$854	$5,298

Allocable to general partners	$11	$69
Allocable to limited partners	843	5,229

	$854	$5,298

Earnings per unit:
Basic	$0.18	$1.14
Diluted	$0.18	$1.11

Weighted average units outstanding:
Basic	4,664	4,635
Diluted	4,800	4,753

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Pope Resources
Three Months Ended March 31, 2007 and 2006

(Thousands)	2007	2006

Net income	$854	$5,298
Add back non-cash charges (credits):
Deferred revenue	192	275
Depletion	711	2,573
Depreciation and amortization	202	185
Unit based compensation	258	149
Deferred taxes	-	17
Minority interest	(164)	133
Cost of land sold	32	13
Change in working capital accounts:
Accounts receivable	(1,065)	(1,232)
Contracts receivable	3	55
Other current assets	(84)	62
Accounts payable	94	(127)
Accrued liabilities	(1,838)	(2,594)
Environmental remediation	(11)	(69)
Other	5	(13)
Net cash flows provided by (used in) operating activities	(811)	4,725

Cash flows used in investing activities:
Purchase of short-term investments	-	(1,500)
Reforestation and roads	(323)	(307)
Capitalized development activities	(650)	(982)
Other capital expenditures	(336)	(146)

Net cash used in investing activities	(1,309)	(2,935)

Cash flows used in financing activities:
Minority interest distribution	(75)	(409)
Repayment of long-term debt	(1,290)	(1,540)
Option exercises	569	149
Unitholder distribution	(1,327)	(1,169)

Net cash used in financing activities	(2,123)	(2,969)

Net increase (decrease) in cash and cash equivalents	(4,243)	(1,179)
Cash and cash equivalents at beginning of period	7,194	3,361

Cash and cash equivalents at end of the three-month period	$2,951	$2,182

See accompanying notes to condensed consolidated financial statements.

POPE RESOURCES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2007

1.
The condensed consolidated financial statements as of March 31, 2007 and December 31, 2006 and for the three months (quarter) ended March 31, 2007 and March 31, 2006 have been prepared by Pope Resources, A Delaware Limited Partnership (the “Partnership”) pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The financial information for the quarters ended March 31, 2007 and 2006 is unaudited, but, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2006, is derived from the Partnership’s audited consolidated financial statements and notes thereto for the year ended December 31, 2006, and should be read in conjunction with such financial statements. The results of operations for the quarter ended March 31, 2007 is not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2007.

2.
The financial statements in the Partnership's 2006 annual report on Form 10-K include a summary of significant accounting policies of the Partnership and should be read in conjunction with this Quarterly Report on Form 10-Q.

3.
Basic net earnings per unit are based on the weighted average number of units outstanding during the period. Diluted net earnings per unit are based on the weighted average number of units and dilutive unit options outstanding at the end of the period.

	Quarter Ended March 31,
	2007	2006
Weighted average units outstanding (in thousands):
Basic	4,664	4,635
Dilutive effect of unit options	136	118
Diluted	4,800	4,753

Options to purchase 216,000 units at prices ranging from $9.30 to $37.73 per unit were outstanding as of March 31, 2007. All unit options outstanding as of March 31, 2007 were included in the computation of dilutive effect of unit options.

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

Restricted Units
Units issued as a result of option exercises and restricted unit grants are funded through the issuance of new units. As of March 31, 2007, total compensation expense related to non-vested restricted unit awards not yet recognized was $1.5 million with a weighted average 37 months remaining to vest.

Restricted units	Outstanding
Number outstanding	55,750
Aggregate intrinsic value	$2,237,000

Unit Options
Unit options have not been granted since December 2005. Units options granted prior to January 1, 2006 were non-qualified options granted at an exercise price not less than 100% of the fair value on the grant date. Unit options granted to employees vested over four or five years. Board members had the option of receiving their annual retainer in the form of unit options and those options vested immediately as they were granted monthly for services rendered during the month. Options granted have a life of ten years. As of March 31, 2007 there was $26,000 of unrecognized compensation cost related to unit options granted.

Options	Outstanding	Exercisable
Number outstanding	216,056	209,356
Weighted average exercise price	15.88	15.89
Aggregate intrinsic value	$5,080,000	$5,063,000
Weighted average remaining contactual term	4.95	4.90

5.
Supplemental disclosure of cash flow information: interest paid, net of amounts capitalized, totaled $624,000 and $665,000 for the quarters ended March 31, 2007 and 2006, respectively. Income taxes paid amounted to approximately $1,000 and $117,000 for the quarters ended March 31, 2007, and 2006, respectively.

6.	Revenue, operating income, and earnings before interest, taxes, depreciation, depletion, and amortization (EBITDDA) by segment for the quarters ended March 31, 2007 and 2006, are as follows:

		Timberland
Three Months Ended	Fee	Management &	Real
March 31, (Thousands)	Timber	Consulting	Estate	Other	Consolidated
2007
Revenue internal	$6,235	$544	$253	$-	$7,032
Eliminations	(43)	(192)	(10)	-	(245)
Revenue external	6,192	352	243	-	6,787

Cost of timber and land sold	(2,804)	-	(33)	-	(2,837)

Operating expenses internal	(1,184)	(526)	(772)	(1,025)	(3,507)
Eliminations	201	43	1	-	245
Operating expenses external	(983)	(483)	(771)	(1,025)	(3,262)

Income (loss) from operations internal	2,247	18	(552)	(1,025)	688
Eliminations	158	(149)	(9)	-	-
Income (loss) from operations external	2,405	(131)	(561)	(1,025)	688

EBITDDA reconciliation:
Minority interest	164		-	-	164
Depletion	711		-	-	711
Depreciation and amortization	83	21	44	54	202
EBITDDA	$3,363	$(110)	$(517)	$(971)	$1,765

2006
Revenue internal	$13,724	$2,041	$344	$-	$16,109
Eliminations	-	(17)	(9)	-	(26)
Revenue external	13,724	2,024	335	-	16,083

Cost of timber and land sold	(6,410)	-	(15)	-	(6,425)

Operating expenses internal	(1,097)	(743)	(655)	(1,004)	(3,499)
Eliminations	15	15	(4)	-	26
Operating expenses external	(1,082)	(728)	(659)	(1,004)	(3,473)

Income (loss) from operations internal	6,217	1,298	(326)	(1,004)	6,185
Eliminations	15	(2)	(13)	-	-
Income (loss) from operations external	6,232	1,296	(339)	(1,004)	6,185

EBITDDA reconciliation:
Minority interest	-	(133)	-	-	(133)
Depletion	2,573	-	-	-	2,573
Depreciation and amortization	72	16	34	63	185
EBITDDA	$8,877	$1,179	$(305)	$(941)	$8,810

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains a number of projections and statements about our expected financial condition, operating results, and business plans and objectives. These statements reflect our management's estimates based on our current goals, in light of currently known circumstances and management's expectations about future developments. Statements about expectations and future performance are “forward looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Because these statements describe our goals, objectives and anticipated performance, they are inherently uncertain, and some or all of these statements may not come to pass. Accordingly, you should not interpret these statements as promises that we will perform at a given level or that we will take any or all of the actions we currently expect to take. Our future actions, as well as our actual performance, will vary from our current expectations, and under various circumstances these variations may be material and adverse. Some of the factors that may cause our actual operating results and financial condition to fall short of our expectations are set forth in the part of this report entitled “Item 1A: Risk Factors ” below and other factors discussed elsewhere in this report or in our annual report on Form 10-K for the fiscal year ended December 31, 2006. Other issues that may have an adverse and material impact on our business, operating results and financial condition include environmental and land use regulations that limit our ability to harvest timber and develop property; economic conditions that affect consumer demand for our products and the prices we receive for them; and other risks and uncertainties which are discussed in our other filings with the Securities and Exchange Commission. The forward-looking statements in this report reflect our estimates as of the date of the report, and we cannot undertake to update these statements as our business operations and environment change.

This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included with this report.

EXECUTIVE OVERVIEW

Pope Resources, A Delaware Limited Partnership (“we” or the “Partnership”), was organized in late 1985 as a result of a spin-off by Pope & Talbot, Inc. (“P&T”). We are engaged in three primary businesses. The first, and by far most significant, segment in terms of owned assets and operations is the Fee Timber segment. Operations in this segment consist of growing timber to be harvested as logs for sale to domestic and to a lesser extent export manufacturers. The second most significant business in terms of total assets owned is the development and sale of real estate. Real Estate activities primarily take the form of securing permits, entitlements and, in some cases, installing infrastructure for raw land development and then realizing that land’s value by the selling of larger parcels to buyers who may take the land further up the value chain, either to home buyers or to operators and lessors of commercial property. Since these land projects span multiple years, the Real Estate segment may incur losses for multiple years while a project is developed until that project is sold resulting in operating income. Our third business is providing timberland-related services to third parties and raising investment capital from third parties for private equity timber funds like ORM Timber Fund I, LP (the “Fund”).

In late 2006 the Fund purchased 24,000 acres of timberland in two transactions using 95% of the Fund’s committed capital of $64 million. As a result of these acquisitions, the Timberland Management & Consulting segment is now generating fees associated with management of the Fund. In addition to recognizing fee income, the Fund is consolidated into our financial statements with the 80% third-party Fund interest reported as minority interest.

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

RESULTS OF OPERATIONS

The following table reconciles and compares key revenue and cost elements that impact our net income for each of the three-month periods ended March 31, 2007 to March 31, 2006 and December 31, 2006. In addition to the table’s detailed numeric analysis, the explanatory text that follows the table describes many of these changes by business segment.

	Q1 2007 vs. Q1 2006	Q1 2007 vs. Q4 2006

	Total	Total

Net income:
1st Quarter 2007	$854	$854
4th Quarter 2006		7,793
1st Quarter 2006	5,298
Variance	$(4,444)	$(6,939)

Detail of earnings variance:
Fee Timber:
Log price realizations (A)	$(301)	$(412)
Log volumes (B)	(7,300)	3,923
Production costs	1,744	(1,324)
Depletion	1,862	(456)
Other Fee Timber	168	(110)
Timberland Management & Consulting:
Management fee changes	(301)	(123)
Disposition fees	(1,343)	-
Other Timberland Mgmnt & Consulting	222	92
Real Estate:
Land sales	(96)	(9,106)
Other	(126)	596
General & administrative costs	(21)	25
Interest expense	112	(77)
Other (taxes, minority int., interest inc.)	936	33
Total change in net income	$(4,444)	$(6,939)

(A) Price variance calculated by applying the change in price to current period volume.
(B) Volume variance calculated by applying the change in sales volume to the average log sales price for the prior period.

Fee Timber

Fee Timber revenue is earned primarily from the harvest and sale of logs from the Partnership’s nearly 114,000 acres of fee timberland located in western Washington and the 24,000 acres of timberland owned by the Fund. Other revenue includes leases of our timberland to sand and gravel pit operators and cellular communication tower purveyors. Revenue from the sales of timberland tracts will also appear periodically in results for this segment. Our Fee Timber revenue is driven primarily by the volume of timber harvested, which we ordinarily express in terms of millions of board feet, or “MMBF”, and by the average prices realized on log sales, which we express in dollars per thousand board feet, or “MBF”.

The Fund harvested 30 MBF with an average price realized of $585/MBFduring the quarter ended March 31, 2007. We plan to harvest a total of 5.3 MMBF from the Fund’s timberlands in 2007. The Fund is consolidated into our financial statements and as a result the Fund’s harvest is included in the Fee Timber discussion below.

When discussing our Fee Timber operations, we compare current results to both the previous quarter and the corresponding quarter of the prior year. Both of these comparisons are made to help the reader gain an understanding of the trends in market price and harvest volumes that affect Fee Timber results of operations. Revenue and operating income for the Fee Timber segment for the quarters ended March 31, 2007, December 31, 2006 and March 31, 2006 are as follows:

Quarter Ended:	Log Sale Revenue	Mineral, Cell Tower & Other Revenue	Total Fee Timber Revenue	Operating Income	Harvest volume (MMBF)
March 31, 2007	$5.8 million	$0.4 million	$6.2 million	$2.4 million	10.0
December 31, 2006	2.3 million	0.7 million	3.0 million	0.8 million	3.7
March 31, 2006	13.4 million	0.3 million	13.7 million	6.2 million	22.0

The increase in revenue and operating income for the current quarter relative to the fourth quarter of 2006 is primarily attributable to a 6.3 MMBF increase in harvest volume offset by a $41/MBF decline in average log price realized. The increase in first quarter harvest volume over fourth quarter 2006 reflects the front loading of our planned 2006 annual harvest volume that left very little for the fourth quarter. Log prices realized have declined by $41, or 7%, in the first quarter of 2007 from the fourth quarter of 2006. This decline would have been even steeper had management not locked in fourth quarter log prices late in the third quarter, prior to the full impact of year-end 2006 price softening taking effect. Operating income increased $1.6 million from the fourth quarter of 2006 due to the increase in log volume harvested partially offset by the decrease in average log price realized.

Fee Timber revenue for the current quarter is $7.5 million lower than the comparable period in the prior year. This decrease is due to both a 12.0 MMBF decline in harvest volume and a 5% decline in average log price realized. In the current year we have harvested 18% of our annual harvest in the quarter ended March 31, 2007 versus 40% in the first quarter of 2006. In 2007 management is concentrating more of the annual harvest in the second and third quarters looking for a firming of log prices as the current year progresses. Fee Timber operating income for the current quarter decreased by $3.8 million from the first quarter of 2006 due to declines in harvest volume and average log price realized.

Log Volume

The Partnership harvested the following log volumes by species from its timberlands for the quarters ended March 31, 2007, December 31, 2006, and March 31, 2006:

Log sale volumes (MBF):	Quarter Ended
Sawlogs	March-07	% Total	December-06	% Total	March-06	% Total
Douglas-fir	7,116	71%	2,046	55%	16,440	74%
Whitewood	791	8%	172	5%	1,997	9%
Cedar	60	1%	301	8%	359	2%
Hardwoods	129	1%	421	11%	562	3%
Pulp
All Species	1,944	19%	763	21%	2,675	12%
Total	10,040	100%	3,703	100%	22,033	100%

Through March 31, 2007, we have harvested 18% of our targeted annual harvest of 55 MMBF as compared to the 40% of our 2006 harvest that was harvested in last year’s first quarter. Our Hood Canal tree farm is located at relatively low elevations where harvest activities can be completed year around, allowing us to take advantage of a slight premium on our log sales when other tree farms cannot be harvested due to adverse weather conditions. In prior years we took advantage of attractive log prices in the first quarter by increasing the proportion of our total annual harvest volume taken early in the year. We did not follow this strategy in 2007 given weaker market dynamics associated with a soft housing market that dampened both lumber and log prices from late 2006 into early 2007. As we entered 2007 we decided to meter our 2007 annual cut out to the market more slowly hoping to capture some firming of log prices in the middle portion of the year.

Log Prices

While harvest volume is largely within management’s control, one additional factor that impacts our Fee Timber income is the price we realize upon selling our logs into the market. As noted above, we try to maximize Fee Timber revenue by adjusting harvest to match log markets. For example, our 2007 harvest plan was influenced by lower log prices for most of our commodity log grades resulting from a softer housing market. As a result we have focused 2007 harvest activity on units with a higher proportion of log grades that have experienced stronger relative pricing. With a weaker U.S. dollar, we’ve enjoyed strong pricing in our Asian export markets. We’ve also experienced a spike in domestic pulpwood pricing resulting from a diminished supply of residual chips from sawmills that have curtailed production as a result of poor lumber market dynamics.

We realized the following log prices from our fee timberlands for the quarters ended March 31, 2007, December 31, 2006 and March 31, 2006:

	Quarter Ended
	31-Mar-07	31-Dec-06	31-Mar-06
Average price realizations (per MBF):
Sawlogs
Douglas-fir	$611	$621	$681
Whitewood	492	419	439
Cedar	1,193	1,183	873
Hardwoods	671	815	598
Pulp
All Species	467	328	251

Overall	578	619	608

Douglas-fir: Douglas-fir represents the primary tree species growing on our timberlands and this species is noted for its structural characteristics that make it generally preferable to other softwoods and hardwoods for the production of construction grade lumber and plywood. The price realized on Douglas-fir sawlogs has decreased 2% for the current quarter in 2007 versus the fourth quarter of 2006 and 10% versus the comparable period in 2006. The decrease in price realized in 2007 is attributable to the recent slowdown in the domestic residential real estate market. This decrease has caused a decrease in lumber prices that has now rippled back to the log market. Douglas-fir prices have firmed some from the first quarter of 2007 based upon the bids we have received for our second quarter volume.

Whitewood: “Whitewood” is a term used to describe several softwood species, but for us primarily refers to western hemlock. Though generally considered to be of a lower quality than Douglas-fir, these logs are also used for manufacturing construction grade lumber and plywood. The average price realized on whitewood sawlogs increased 17% for the current quarter in 2007 versus the fourth quarter of 2006 and 12% versus the comparable period in 2006. This increase in price realized is due to a good market for export quality whitewood logs that we capitalized on by harvesting high quality whitewood stands during the current quarter. Bids received for second quarter 2007 whitewood sawlog production are largely consistent with the current quarter, with some small increases for specific log specifications.

Cedar: Cedar prices have remained largely consistent with the fourth quarter of 2006 but 37% higher than the first quarter of 2006. Cedar prices in the first quarter of 2006 were depressed due to relatively high local cedar log inventories. In our market cedar sawlogs are generally a bi-product of harvest from other softwood timber stands. The strong market for logs in 2005 and 2006 resulted in an abundance of cedar sawlog supply in the first quarter of 2006. This supply imbalance was corrected during the summer months of 2006. Cedar is used largely for fencing and other outdoor applications that are more in demand during the summer months. Cedar sawlog prices for the second quarter of 2007 are expected to be consistent with the current quarter.

Hardwood: “Hardwood” can refer to many different species, but on our tree farms primarily represents red alder and some big leaf maple. The price realized from the sale of red alder sawlogs has increased steadily over the last couple years as new red alder mills have opened to take advantage of strong lumber pricing attributed to the growing acceptance of solid sawn red alder lumber products. These mills manufacture lumber for use in furniture construction. The 18% decline in hardwood sawlog price realized in the current quarter relative to the fourth quarter of 2006 is due to the low quality hardwood sawlogs harvested during the quarter. The 12% increase in hardwood sawlog price realized in the current quarter versus the comparable quarter in 2006 is also due to the relative quality of sawlogs harvested.

Pulp: Pulp is a lower quality log of any species that is manufactured into wood chips. These chips are used primarily to manufacture unbleached linerboard used in paper bags and cardboard boxes. The price realized from the sale of pulp logs is primarily driven by local pulp log inventories. The increase in pulp log prices from fourth quarter of 2006 and the comparable period in prior year results from a decline in sawmill production and a corresponding reduction in the inventory of residual chips from lumber manufacturing. Relatively strong prices combined with a weakening lumber market has resulted in an increase in sawmill downtime which has in turn reduced the supply of wood chips available in the Puget Sound market.

Customers
The table below categorizes timber sold by customer type for the quarters ended March 31, 2007, December 31, 2006 and March 31, 2006:

	Q1 2007		Q4 2006		Q1 2006
Destination	Volume*	Price	Volume*	Price	Volume*	Price
Domestic mills	7.0	$590	2.7	$699	18.8	$657
Export brokers	1.1	699	0.2	665	0.5	684
Pulp	1.9	467	0.8	328	2.7	251
Total	10.0	$578	3.7	$619	22.0	$608
* Volume in MMBF

Over the last several years, a strong domestic market for high-quality “peeler” logs used for producing a range of products requiring veneer components has emerged that has shifted log volume away from an already diminished export market. The export market strengthened in the current quarter specifically for whitewood sold to the Korean market resulting in the increased export price over the fourth quarter of 2006. Volume sold to domestic lumber mills represents 82% of volume sold in the first quarter of 2007 versus 73% for the fourth quarter of 2006 and 85% for the comparable quarter in prior year. In the fourth quarter of 2006 we sold a relatively high proportion of volume harvested to the pulp market. This was due to the lower quality of timber stand harvested during the fourth quarter of 2006.

Cost of Sales

Cost of sales for the Fee Timber segment consists of harvest and haul costs and depletion expense. Harvest and haul costs represent the direct cost incurred to convert trees into logs and deliver those logs to their point of sale. Depletion expense represents the cost of acquiring or growing the harvested timber. The applicable depletion rate is derived by dividing the aggregate cost of timber and capitalized road expenditures by the estimated volume of merchantable timber available for harvest at the beginning of that year. The depletion rate is then applied to the volume harvested in a given period to calculate depletion expense for that period. Fee Timber cost of sales for the quarters ended March 31, 2007, December 31, 2006, and March 31, 2006, respectively, are as follows:

Quarter Ended:	Harvest, Haul and Other	Depletion	Total Cost of Sales
March 31, 2007	$2.1 million	$0.7 million	$2.8 million
December 31, 2006	0.7 million	0.3 million	1.0 million
March 31, 2006	3.8 million	2.6 million	6.4 million

Quarter Ended:	Harvest and Haul per MBF	Depletion per MBF	Total Cost of Sales
March 31, 2007	$208	$71	$279
December 31, 2006	208	69	277
March 31, 2006	174	117	291

Cost of sales has increased in the first quarter of 2007 relative to the fourth quarter of 2006 due to an increase in harvest volume. Harvest volume has increased to 10.0 MMBF in the first quarter of 2007 from 3.7 MMBF in the fourth quarter of 2006. The $3.6 million decrease in cost of sales from the comparable quarter in the prior year is due to a decline in harvest volume from the first quarter of 2006. The annual harvest in 2006 was front-loaded to the front half of the year to take advantage of strong prices.

Harvest and haul costs per MBF have remained consistent in the first quarter of 2007 relative to the fourth quarter of 2006 and increased from the first quarter of 2006. Harvest costs vary based upon the physical site characteristics of the specific acres harvested during the period. For example, difficult-to-access sites or those located on steep hillsides are more expensive to harvest. Furthermore, haul costs vary based upon the distance between the harvest area and the mill customer’s location. Average haul costs per MBF have increased from the prior year by $10 to $15 per MBF. Fuel costs impact both the cost of hauling logs to customers and the cost of operating the equipment used to harvest and manufacture logs. Increased fuel costs have resulted in the increase in our haul cost and we expect fuel costs to continue to impact harvest and haul costs for the balance of the year. Depletion expense for the quarters ended March 31, 2007, December 31, 2006, and March 31, 2006 was calculated as follows:

			Quarter ended
	Pooled	Separate	March-07
Volume harvested (MBF)	10,010	30	10,040
Rate/MBF	$70	$233	$71
Depletion expense ($000's)	$704	$7	$711

			Quarter ended
	Pooled	Separate	December-06
Volume harvested (MBF)	3,703	-	3,703
Rate/MBF	$69	$-	$69
Depletion expense ($000's)	$255	$-	$255

			Quarter ended
	Pooled	Separate	March-06
Volume harvested (MBF)	18,820	3,213	22,033
Rate/MBF	$69	$397	$117
Depletion expense ($000's)	$1,299	$1,274	$2,573

The separate depletion pool for 2007 harvest volume represents harvest from timberlands owned by the Fund. The separate depletion pool used for the first quarter of 2006 was due to a separate depletion pool created for a fourth quarter of 2004 timberland acquisition. These separate depletion pools carry a higher depletion rate than our combined pool as they include timber volume and associated cost of more recently acquired timber.

Operating Expenses

Fee Timber operating expenses for the quarters ended March 31, 2007, December 31, 2006, and March 31, 2006 were $1.0 million, $1.2 million, and $1.1 million, respectively. Operating expenses include management, silviculture and the cost of both maintaining existing roads and building temporary roads required for harvest activities. The primary factor in the fluctuation of operating expenses is the timing of silviculture and road costs.

Timberland Management & Consulting

Revenue and operating income for the Timberland Management & Consulting segment for the quarters ended March 31, 2007 and 2006 were as follows:

Quarter Ended:	Revenue	Operating Income (Loss)
March 31, 2007	$0.4 million	$(0.1) million
March 31, 2006	2.0 million	1.3 million

Revenue and operating income for the quarter ended March 31, 2007 were $1.6 million and $1.4 million lower, respectively, than the corresponding amounts for the first quarter of 2006. The decrease in revenue and operating income is primarily due to a $1.3 million disposition fee earned on a timberland sale for our timberland management client during the first quarter of 2006. This disposition also reduced management fees for the remainder of 2006 and the current quarter.

The Fund acquired 24,000 acres of timberland during the fourth quarter of 2006. Olympic Resource Management LLC is the general partner for the Fund and the Partnership is a limited partner. The combined interest of these two entities in the Fund is 20%. As of March 31, 2007 the Fund has $3.2 million of remaining unfunded capital commitment. Our 20% of this remaining capital commitment represents $642,000. We are actively searching for timber properties for the Fund to acquire with the remaining capital commitment. We also are organizing a second timber fund that we expect will total $100 million of capital with our co-investment commitment at the same 20% level as in the first fund. As with the first Fund we will not be required to contribute this capital until suitable timber properties are identified.

Operating Expenses

Timberland Management & Consulting operating expenses for the quarters ended March 31, 2007 and 2006 were $483,000 and $728,000, respectively. The decrease in operating expenses is attributable to the decrease in acres we manage for our primary client due to sales of client properties.

Real Estate

The Partnership’s Real Estate segment consists primarily of revenue from the sale of land together with residential and commercial property rents. The Partnership’s real estate holdings are located primarily in Pierce, Kitsap, and Jefferson Counties in Washington State.

Revenue and operating loss for the Real Estate segment for the quarters ended March 31, 2007 and 2006 were as follows:

Quarter Ended:	Revenue	Operating Loss
March 31, 2007	$0.2 million	$0.6 million
March 31, 2006	0.3 million	0.3 million

Real Estate revenue for the quarters ended March 31, 2007 and 2006 consist of the following:

Description	Revenue	Gross Margin	Acres Sold	Revenue/Acre	Gross Margin/ Acre
Rentals	211,000	211,000	NA	NA	NA
Other	32,000	-1,000	NA	NA	NA
March 31, 2007 Total	$243,000	$210,000	N/A	N/A	N/A

Rural Residential	$55,000	$51,000	10	$5,500	$5,100
Non-residential land*	55,000	44,000	0.1	550,000	440,000
Rentals	225,000	225,000	NA	NA	NA
March 31, 2006 Total	$335,000	$320,000	10.1	$10,891	$9,406

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

Revenue and operating income for the Real Estate segment were lower in the first quarter of 2007 compared to first quarter 2006 due to a reduction in land sales. We are projecting a significant decrease in revenue from land sales in 2007 relative to 2006. Our Real Estate segment had several large transactions in 2006 that are not expected to recur in 2007. We do expect to generate over $8.6 million of revenue in 2007 due to the recognition of deferred revenue on two 2006 transactions.

At our development property in Gig Harbor, Washington, we closed on the sale of nearly 6 acres of retail pad sites to Northwest Capital Investors (“NCI”) in late 2006. Our agreement with NCI includes a rescission clause that can be exercised by NCI if we do not complete the installation of utilities and grading. As a result of this rescission clause, revenue on the transaction was deferred in 2006. We expect to complete this work in 2007 and recognize the $7.2 million of revenue. In addition we have deferred $1.3 million of revenue on the Bremerton residential plat sale that also closed in late 2006. The revenue is being recognized as remaining commitments to install a storm water system and other infrastructure is completed. We also expect this revenue will be recognized during 2007.

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

Cost of Sales

Real Estate cost of sales for the quarters ended March 31, 2007 and 2006 were $33,000 and $15,000, respectively. Cost of sales in 2007 represents costs incurred on the Bremerton residential plat sale. Cost of sales during 2006 related to two small land sales.

Operating Expenses

Real Estate operating expenses for the quarters ended March 31, 2007 and 2006 were $771,000 and $659,000, respectively. Higher operating expenses in the Real Estate segment are due to an increase in personnel costs as activities surrounding our development properties have increased over the last few years.

Environmental Remediation

The Partnership has accrued liabilities for environmental cleanup of $231,000 and $242,000 as of March 31, 2007 and December 31, 2006, respectively. This liability represents our share of the liability for environmental clean up activities in and around the Port Gamble townsite following a negotiated settlement with Pope & Talbot (P&T) in 2002. Current activities at the site include monitoring to determine if prior clean up activities were effective. Activity in the environmental remediation liability is detailed as follows:

	Balances at the Beginning of the Period	Additions to Accrual	Expenditures for Monitoring and Remediation	Balances at the End of the Period
Year Ended December 31, 2006	$158,000	$260,000	$176,000	$242,000
Quarter ended March 31, 2007	242,000	-	11,000	231,000

The environmental remediation liability on the Partnership’s books is based upon an estimate of the Partnership’s agreed upon portion of the cleanup costs. While the majority of the Partnership’s portion of the cleanup efforts is complete, there remains the possibility that the remaining remediation or monitoring activities may exceed estimates, resulting in an additional environmental remediation charge. Management will continue to monitor the remaining liability against estimates to complete to determine if an adjustment to the environmental remediation liability is necessary to accurately represent management’s estimate of remaining cost to complete the project.

General and Administrative (G&A)

General and administrative expenses for both quarters ended March 31, 2007 and 2006 were $1.0 million. We expect G&A costs in 2007 to be largely consistent with 2006.

Interest Income and Expense

Interest income for the quarter ended March 31, 2007 increased to $420,000 from $219,000 for the corresponding period of 2006. The increase in interest income is due to higher cash and short-term investments balances.

Interest expense, net of amounts capitalized, for the three-month periods ended March 31, 2007 and 2006 was $411,000 and $528,000, respectively. The Partnership’s debt consists primarily of mortgage debt with a fixed interest rate. The decrease in interest expense is due to an increase in interest capitalized to development projects. For the quarter ended March 31, 2007 $254,000 of interest expense was capitalized to the long-term development projects at Gig Harbor and Bremerton. In 2006 $166,000 of interest expense was capitalized to the Gig Harbor project.

Income Tax

Pope Resources is a limited partnership and is, therefore, not subject to federal income tax. Taxable income/loss is reported to unitholders each year on a Form K-1 for inclusion in each unitholder’s tax return. Pope Resources does have corporate subsidiaries, however, that are subject to income tax.

For the quarter ended March 31, 2007 the Partnership recorded a tax provision of $7,000, as compared to $445,000 of tax expense for the corresponding period in 2006. The decrease in tax expense is due primarily to the disposition fee generated in the first quarter of 2006 related to Timberland Management & Consulting’s work on behalf of its principal client where no counterpart to this particular fee was earned in the current year.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109” (“FIN 48”). We adopted FIN 48 in the first quarter of 2007. Adoption had no significant impact on our financial statements and there are no significant unrecognized tax benefits, interest, or penalties accrued.

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

Current activities of the IPMB are contained in the Timberland Management & Consulting segment, which includes timberland consulting, management, and expenses associate with the launch of a private equity timber fund. Minority interest allocation of income decreased from $133,000 for the first quarter of 2006 to zero in the first quarter of 2007. The decrease in minority interest allocation is due to the aforementioned disposition fee generated by Timberland Management & Consulting.

Minority Interest-ORM Timber Fund I, LP

Minority Interest-ORM Timber Fund I, LP represents the portion of the Fund’s loss during the quarter ended March 31, 2007 attributed to the 80% of the Fund owned by third-party investors. The increase in this amount in the first quarter of 2007 from the comparable period in prior year is due to the increase in operating activities of the Fund with the acquisition of timberland in late 2006.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Liquidity and Capital Resources

We ordinarily finance our business activities using funds from operations and, where appropriate in management’s assessment, bank lines of credit. Funds generated internally from operations and externally through financing are expected to provide the required resources for the Partnership's future capital expenditures. The Partnership’s debt-to-total-capitalization ratio as measured by the book value of equity was 26% at March 31, 2007 versus 27% as of December 31, 2006 and 31% as of March 31, 2006. The Partnership’s debt consists primarily of a timberland mortgage with a fixed amortization schedule and loan term, which includes a prepayment penalty. We currently operate without an operating line of credit due to the cash we hold in excess of our current operating needs. We will continue to monitor and forecast our expected cash requirements and may re-establish a line of credit if needed for the additional liquidity should arise.

Over the remaining nine months of 2007, management plans to harvest approximately 45 MMBF of timber for a total fiscal 2007 harvest of 55 MMBF, 50 MMBF of which will come from the Hood Canal and Columbia tree farms and 5MMBF from the Fund’s tree farms. Since harvest plans are based on demand and pricing, actual harvesting may vary subject to management's ongoing review.

For the three months ended March 31, 2007, overall cash and cash equivalents decreased $4.2 million versus a decrease of $1.2 million for the corresponding period in the prior year. Cash used in operating activities was $811,000 for the three months ended March 31, 2007 versus $4.7 million of cash generated by operating activities for the corresponding period in 2006. The decrease in cash generated by operating activities primarily results from a decrease in timber volume harvested.

Cash used for investing activities decreased to $1.3 million for the quarter ended March 31, 2007 from $2.9 million for the corresponding period in 2006. The decline in cash used in investing activities results from a decrease in capital expenditures at our project in Gig Harbor. Investing activities in 2007 consist of reforestation and road expenditures of $323,000, interest capitalization of $254,000 related to the Gig Harbor and Bremerton projects, $261,000 of capital expenditures at the Gig Harbor project $86,000 of capital expenditures at the Bremerton project, and $49,000 of capital expenditures on other development projects. Other capital expenditures consist of $125,000 of building improvements at the Port Gamble townsite, $92,000 of truck purchases, $65,000 of improvements to our corporate office and $54,000 of other miscellaneous capital improvements.

Capital expenditures in 2006 consist of the following: $723,000 of capitalized development costs at the Gig Harbor site, $259,000 of capitalized development costs on the Partnership’s other development properties; $307,000 of reforestation and road building costs on the owned timberlands; $134,000 of capital improvements at the Port Gamble townsite; and $12,000 of other miscellaneous capital expenditures. Cash used in financing activities decreased to $2.1 million from $3.0 million. This decrease is due primarily to a decrease in scheduled principal payments for our timberland mortgage to $1.3 million per year from $1.5 million per year and an increase in cash provided by unit option exercises. Our timberland mortgage contains a prepayment penalty and is due April 1, 2011.

Seasonality

Fee Timber. The Partnership owns 114,000 acres of timberland in Washington State. Our timber acreage is concentrated in two non-contiguous tree farms: the 70,000-acre Hood Canal tree farm located in Kitsap, Jefferson, and Mason Counties on the eastern side of Washington’s Olympic Peninsula, and the 44,000-acre Columbia tree farm located in Cowlitz, Clark, Lewis, Skamania, and Pierce counties on the western side of Washington’s Cascade mountain range. The Fund owns 24,000 acres of timberland primarily in eastern King County with a portion in Lewis County.

The Hood Canal tree farm is concentrated at low elevations, which permits us to harvest trees year-round. Generally, we concentrate our harvests from this tree farm in the winter and spring when supply, and thus competition, is typically lower and, accordingly, when we can expect to receive higher prices. However, in late 2006 log prices declined as lumber prices declined on news of the slowdown in residential real estate sales. As a result, in 2007 we have chosen not to front load our 2007 harvest into the first quarter with an expectation that log prices may recover some of their late 2006 price decline as the current year progresses.

With the acquisition of the Columbia tree farm in 2001, management expected a decrease in the seasonality of Fee Timber operations as the Columbia tree farm is at higher elevations where harvest activities are generally possible only in the late spring and summer months. In practice, over the last several years our harvest has tended to be more front-loaded, as log prices have been relatively strong in the first half of the year enabling management to front-load the harvest plan. As noted above this trend has been broken in 2007. . The timberlands owned by the Fund are at elevations consistent with the Columbia tree farm. In future periods, management expects quarterly harvest volume to be affected by both local market conditions for logs and weather conditions.

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

Capital Expenditures and Commitments

We are currently working on raising committed capital for ORM Timber Fund II. Our current plans for this second fund are to raise $100 million, with Pope Resources investing 20% of this amount, or $20 million. The capital will not be called until the Fund has located suitable timber properties to acquire. In addition there is an outstanding commitment of $642,000 from our co-investment in ORM Timber Fund I, LP. Again this commitment will not be funded until a suitable timber property is identified by that Fund.

Total capital expenditures in 2007, excluding the planned investment in the timber funds, are expected to approximate $8.6 million, of which $1.3 million has been expended through March 31, 2007. These expected capital expenditures include $3.4 million related to the Real Estate project at Gig Harbor, Washington and $1.3 million for the Bremerton West Hills property. Remaining planned capital expenditures are related to various property development projects, capitalized reforestation costs, and capital improvements at the Port Gamble townsite. The Partnership expects that the source of capital for these expenditures will be primarily funds generated internally through operations with external financing supplementing as necessary.

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

Consolidation of ORM Timber Fund I, LP (the Fund): The Fund is owned 19% by Pope Resources, A Delaware Limited Partnership, 1% by Olympic Resource Management LLC and 80% by third-party investors. Olympic Resource Management LLC is the general partner of the Fund and earns management fees for managing the Fund and its properties. Transactions between the Fund and Pope Resources and its subsidiaries are eliminated in consolidation and include $191,000 of management fees earned in the first quarter of 2007. Revenue and expenses, net of fees paid to Pope Resources and its subsidiaries, are included in our financial statements which include $18k of revenue and $32k of expenses of the Fund. The portion of loss attributed to the 80% of the Fund not owned by us is reported as Minority Interest-ORM Timber Fund I, LP.

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

To calculate the depletion rate, the Partnership combines all properties with similar characteristics and uses one depletion rate for all volume harvested from that timberland cost pool. Each timberland acquisition is evaluated for consistency with the already established timberland portfolio using the following five characteristics:

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

The standing inventory system is subject to two processes each year to monitor accuracy. The first is the annual cruise process and the second is a comparison of (a) volume actually extracted by harvest, to (b) inventory for the corresponding stands of harvested timber in the standing inventory system at the time of the harvest. A “cruise” represents a physical measurement of timber on a specific set of acres. The cruise process is completed when the physical measurement totals are compared to the inventory in the standing inventory system. The standing inventory system is then updated for the results of the cruise. Only productive acres with timber that is at least 20 years old are selected to cruise. We plan to cruise 20% in 2007 and thereafter. Specific acres are first selected for cruising with a bias towards those acres that have gone the longest without a cruise and, second, with a bias towards those acres that have been growing the longest. As the cruise is being performed, only those trees with a breast-height diameter (approximately 4.5 feet from the ground) of at least 6 inches are measured for inclusion in the inventory.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Interest Rate Risk

As of March 31, 2007, the Partnership had $30.9 million of fixed-rate debt outstanding with a fair value of approximately $32.7 million based on the current interest rates for similar financial instruments. A change in the interest rate on fixed-rate debt will affect the fair value of the debt, whereas a change in the interest rate on variable-rate debt will affect interest expense and cash flows. A hypothetical 1% change in prevailing interest rates would change the fair value of the Partnership's fixed-rate long-term debt obligations by $1.0 million.

ITEM 4. CONTROLS AND PROCEDURES

The Partnership’s management maintains a system of internal controls, which management views as adequate to promote the timely identification and reporting of material, relevant information. Those controls include (1) requiring executive management and all managers in accounting roles to sign and adhere to a Code of Conduct and (2) implementation of a confidential hotline for employees to contact the Audit Committee directly with financial reporting concerns. Additionally, the Partnership’s senior management team meets regularly to discuss significant transactions and events affecting the Partnership’s operations. The Partnership’s President & Chief Executive Officer and Vice President & Chief Financial Officer (“Executive Officers”) lead these meetings and consider whether topics discussed represent information that should be disclosed under generally accepted accounting principles and the rules of the SEC. The Board of Directors of the Partnership’s general partner includes an Audit Committee. The Audit Committee reviews the earnings release and all reports on Form 10-Q and 10-K prior to their filing. The Audit Committee is responsible for hiring the Partnership’s external auditors and meets with those auditors at least eight times each year.

Our Executive Officers are responsible for establishing and maintaining disclosure controls and procedures. They have designed such controls to ensure that others make all material information known to them within the organization. Management regularly evaluates ways to improve internal controls.

As of the end of the period covered by this quarterly report on Form 10-Q our Executive Officers completed an evaluation of the disclosure controls and procedures and have determined them to be effective. There have been no changes to internal controls over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Partnership may be subject to legal proceedings and claims that may have a material adverse impact on its business. Management is not aware of any current legal proceedings or claims that are expected to have, individually or in the aggregate, a material adverse impact on its business, prospects, financial condition or results of operations.

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks and uncertainties, any one or more of which could impact our operating results and financial condition materially and adversely. Some of these risks are discussed in greater detail below, arranged according to business segment. In addition, we face a number of risks that affect our business generally. We compete against much larger companies in each of our business segments. These larger competitors may have access to larger amounts of capital and significantly greater economies of scale. Land ownership carries with it the risk of incurring liabilities due to accidents that take place on the land and previously undiscovered environmental contamination. The Partnership endeavors to maintain adequate accruals to reflect the cost of remediating known environmental contamination and other liabilities resulting from land ownership. However these estimates may prove to be inadequate as additional information is discovered. A more thorough discussion of the risks and uncertainties that may affect our business is contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2006, and in our various other filings with the Securities and Exchange Commission. Readers should review these risks in deciding whether to invest in Partnership units, and should recognize that those factors are not an exhaustive list of risks that could cause us to deviate from management’s expectations. Readers also are cautioned that, in reviewing these risk factors, the factors contained in this report and in our other SEC filings are effective as of the date the filing was made, and we cannot undertake to update those disclosures.

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

Timberland Management & Consulting

The Timberland Management & Consulting segment is currently operating with one major timberland management client. Management is working to expand our fee-for-service business through the launch of the timber fund business, also a component of our Timberland Management & Consulting segment. To date we have launched ORM Timber Fund I, LP and we are working on obtaining capital commitments for ORM Timber Fund II, our second timber fund. Unlike other components of our business, which relate solely or primarily to real estate and timber operations, this line of business carries risks relating to the offer and sale of securities, and to the management of investment operations, including potential liability to investors if we are determined to have made material misstatements or omissions to those investors, potential accusations that we have breached fiduciary duties to other limited partners, and similar types of investor action. Moreover, litigation of shareholder-related matters can be expensive and time consuming, and if brought, would likely distract management from their focus on ordinary operating activities.

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

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 8, 2007.

POPE RESOURCES,
A Delaware Limited Partnership

By: POPE MGP, Inc.
Managing General Partner

By: /s/ David L. Nunes
David L. Nunes
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Thomas M. Ringo
Thomas M. Ringo
Vice President and CFO
(Principal Accounting and Financial Officer)