Form 10-Q
period 2007-06-30
POPE RESOURCES LTD PARTNERSHIP
filed 2007-08-09
CIK 784011

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    Form 10-Q

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2007

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the required to file such reports), and (2) has been subject to such filing registrant was requirements for the past 90 days.
                                  Yes _X_ No_____

 Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in rule 12b-2 of the Securities and Exchange Act of 1934).

Large Accelerated Filer _____ Accelerated Filer _X_ Non Accelerated Filer _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-2 of the Exchange Act Yes _____ No_X_


           Partnership units outstanding at August 1, 2007: 4,686,777

                                 Pope Resources
                            Index to Form 10-Q Filing
                       For the Quarter Ended June 30, 2007


Description                                                         Page Number
Part I. Financial Information

Item 1 Financial Statements (unaudited)
Condensed Consolidated Balance Sheets                                    4
Condensed Consolidated Statements of Earnings                            5
Condensed Consolidated Statements of Cash Flows                          6
Notes to Condensed Consolidated Financial Statements                   7 - 10

Item 2. Management's Discussion and Analysis of Financial
 Condition and Results of Operations                                  11 - 30

Item 3. Quantitative and Qualitative Disclosures about Risk              30

Item 4. Controls and Procedures                                          30

Part II. Other Information

Item 1. Legal Proceedings                                                31

Item 1A. Risk Factors                                                    31

Item 2. Unregistered Sales of Equity Securities and Use of
 Proceeds                                                                33

Item 3. Defaults Upon Senior Securities                                  33

Item 4. Submission of Matters to a Vote of Security Holders              33

Item 5. Other Information                                                33

Item 6. Exhibits                                                         33

Signatures                                                               34

                        P A R T I - FINANCIAL INFORMATION

                                     ITEM 1

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

Pope Resources
June 30, 2007 and December 31, 2006

(Thousands)
                                                                                            2007                2006
--------------------------------------------------------------------------------------------------------------------

Assets
Current assets:
  Cash and cash equivalents                                                  $             6,146$              7,194
  Short-term investments                                                                  25,000              25,000
  Accounts receivable                                                                      2,882               1,074
  Land held for sale at cost                                                               2,903               2,813
  Current portion of contracts receivable                                                  4,534               4,547
  Prepaid expenses and other                                                                 386                 499
                                                                              ------------------ -------------------

  Total current assets                                                                    41,851              41,127
                                                                              ================== ===================

Properties and equipment at cost:
  Land held for development                                                               16,215              13,294
  Land and land improvements                                                              22,327              22,327
  Roads and timber (net of accumulated
    depletion of $46,304 and $43,461)                                                     95,814              98,110
  Buildings and equipment (net of accumulated
    depreciation of $6,945 and $6,748)                                                     3,665               3,405
                                                                              ------------------ -------------------

                                                                                         138,021             137,136
                                                                              ------------------ -------------------

Other assets:
  Contracts receivable, net of current portion                                             1,237               1,161
  Other                                                                                      253                 858
                                                                              ------------------ -------------------

                                                                                           1,490               2,019
                                                                              ------------------ -------------------

Total assets                                                                 $           181,362$            180,282
                                                                              ================== ===================

Liabilities and Partners' Capital
Current liabilities:
  Accounts payable                                                           $             1,495$              1,114
  Accrued liabilities                                                                      1,299               3,083
  Current portion of long-term debt                                                        1,342               1,342
  Deferred revenue                                                                         8,915               8,838
  Environmental remediation                                                                  189                 236
  Minority interest - IPMB                                                                     3                  77
  Other current liabilities                                                                   98                  85
                                                                              ------------------ -------------------

  Total current liabilities                                                               13,341              14,775

Long-term debt, net of current portion                                                    29,543              30,866
Other long term liabilities                                                                  281                 351

Minority interest - ORM Timber Fund I, LP                                                 46,586              46,685

Partners' capital (units outstanding 4,687 and 4,647)                                     91,611              87,605
                                                                              ------------------ -------------------

Total liabilities and partners' capital                                      $           181,362$            180,282
                                                                              ================== ===================

     See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

Pope Resources
For the Three Months and Six Months Ended June 30, 2007 and 2006


(Thousands, except per unit data)                                   Three Months Ended June 30,  Six Months Ended June 30,
                                                                        2007           2006        2007           2006
                                                                   --------------   ----------  ----------   --------------

Revenues                                                          $        15,326  $    15,610 $    22,113  $        31,693
Cost of timber and land sold                                              (6,294)      (8,414)     (9,131)         (14,839)
Operating expenses                                                        (2,374)      (2,559)     (4,611)          (5,028)
General and administrative expenses                                       (1,706)        (902)     (2,731)          (1,906)
                                                                   --------------   ----------  ----------   --------------
Income from operations                                                      4,952        3,735       5,640            9,920
                                                                   --------------   ----------  ----------   --------------

Other income (expense):
Interest expense                                                            (637)        (664)     (1,302)          (1,358)
Capitalized interest                                                          264          195         518              361
Interest income                                                               391          252         811              471
                                                                   --------------   ----------  ----------   --------------
                                                                               18        (217)          27            (526)

Income before income taxes and minority interest                            4,970        3,518       5,667            9,394

Income tax benefit (provision)                                               (10)            8        (17)            (437)
                                                                   --------------   ----------  ----------   --------------

Income before minority interest                                             4,960        3,526       5,650            8,957

Minority interest - IPMB                                                        -           14           -            (119)
Minority interest - ORM Timber Fund I, LP                                   (145)            -          19                -
                                                                   --------------   ----------  ----------   --------------

Net income                                                        $         4,815  $     3,540 $     5,669  $         8,838
                                                                   ==============   ==========  ==========   ==============


Allocable to general partners                                     $            62  $        46 $        74  $           116
Allocable to limited partners                                               4,753        3,494       5,595            8,722

Earnings per unit:
         Basic                                                    $          1.03  $      0.76 $      1.21  $          1.91
                                                                   ==============   ==========  ==========   ==============
         Diluted                                                  $          1.00  $      0.74 $      1.18  $          1.86
                                                                   ==============   ==========  ==========   ==============

Weighted average units outstanding:
         Basic                                                              4,685        4,641       4,675            4,638
                                                                   ==============   ==========  ==========   ==============
         Diluted                                                            4,829        4,753       4,817            4,750
                                                                   ==============   ==========  ==========   ==============

     See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Pope Resources
Six Months Ended June 30, 2007 and 2006


(Thousands)                                                                                   2007           2006
                                                                                          ------------- --------------
Cash flows provided by operating activities
Net income                                                                               $        5,669$         8,838
Add back (deduct) non-cash charges (credits):
  Deferred revenue                                                                                   77            941
  Depletion                                                                                       2,749          4,692
  Equity based compensation                                                                         361            195
  Depreciation and amortization                                                                     399            359
  Deferred taxes                                                                                   (47)           (19)
  Minority interest                                                                                (18)            119
  Cost of land sold                                                                                  46          2,869
Change in working capital accounts:
  Accounts receivable                                                                           (1,808)        (2,756)
  Contracts receivable                                                                             (63)          (474)
  Other current assets                                                                              113            129
  Accounts payable                                                                                  381            113
  Accrued liabilities                                                                           (1,477)        (1,039)
  Deposits                                                                                           13             15
  Environmental remediation                                                                        (47)          (105)
  Other long term liabilities                                                                      (70)            103
  Other long term assets                                                                            633             16
  Other                                                                                             (5)           (15)
                                                                                          ------------- --------------
Net cash flows provided by operating activities                                                   6,906         13,981

Cash flows from investing activities:
  Capital expenditures                                                                          (4,452)        (5,816)
  Purchase of short-term investments                                                                  -        (5,000)
                                                                                          ------------- --------------

    Net cash used in investing activities                                                       (4,452)       (10,816)
                                                                                          ------------- --------------

Cash flows from financing activities:
  Option exercises                                                                                  630            248
  Excess tax benefit from equity based compensation                                                   -             34
  Minority interest distribution                                                                  (155)          (167)
  Repayment of long-term debt                                                                   (1,323)        (1,623)
  Unitholder distribution                                                                       (2,654)        (2,339)
                                                                                          ------------- --------------

    Net cash used in financing activities                                                       (3,502)        (3,847)
                                                                                          ------------- --------------

Net increase (decrease) in cash and cash equivalents                                            (1,048)          (682)
Cash and cash equivalents at beginning of year                                                    7,194          3,361
                                                                                          ------------- --------------

Cash and cash equivalents at end of the six-month period                                 $        6,146$         2,679
                                                                                          ============= ==============

     See accompanying notes to condensed consolidated financial statements.

                                 POPE RESOURCES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                  June 30, 2007

1. The condensed consolidated financial statements as of June 30, 2007 and December 31, 2006 and for the three months (quarter) and six-month periods ended June 30, 2007 and June 30, 2006 have been prepared by Pope Resources, A Delaware Limited Partnership ("the Partnership") pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The condensed consolidated financial statements are unaudited, but, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2006, is derived from the Partnership's audited consolidated financial statements and notes thereto for the year ended December 31, 2006, and should be read in conjunction with such financial statements. The results of operations for the interim periods are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2007.

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


                                Quarter Ended             Six Months Ended
                                  June 30,                    June 30,
                             2007          2006           2007          2006
                         ------------- ------------- -------------- ------------
Weighted average units
 outstanding (in
 thousands):
     Basic                   4,685         4,641         4,675         4,638
     Dilutive effect of
      unit options            144           112           142           112
                         ------------- ------------- -------------- ------------
     Diluted                 4,829         4,753         4,817         4,750
                         ============= ============= ============== ============


      Options to purchase 214,000 units at prices ranging from $9.30 to $37.73 per unit were outstanding as of June 30, 2007. For computing the dilutive effect of unit options for the quarter and six months ended June 30, 2007, no options were excluded from the calculation.

      Options to purchase 258,000 units at prices ranging from $9.30 to $37.73 per unit were outstanding as of June 30, 2006. For computing the dilutive effect of unit options for the quarter and six months ended June 30, 2006, options to purchase 1,100 units at prices ranging from $33.15 to $37.73 were not included in the calculation as they were anti-dilutive.

4. In 2005, we adopted the 2005 Unit Incentive Plan. Following adoption of this new plan the Board of Directors began issuing restricted units instead of unit options as its primary method of granting equity based compensation.

     Restricted Units The Partnership issues new units to those exercising partnership unit options and when granting partnership restricted units. As of June 30, 2007, total compensation expense related to non-vested restricted unit awards not yet recognized was $1.4 million with a weighted average 34 months remaining to vest.

Restricted units                        Outstanding
----------------------------------      -----------
Number outstanding                           55,750
Aggregate intrinsic value                $2,712,795

     Unit Options Unit options have not been granted since December 2005. Units options granted prior to January 1, 2006 were non-qualified options granted at an exercise price not less than 100% of the fair value on the grant date. Unit options granted to employees vested over four or five years. Board members had the option of receiving their annual retainer in the form of unit options and those options vested immediately as they were granted monthly for services rendered during the month. Options granted have a life of ten years. As of June 30, 2007 there was $26,000 of unrecognized compensation cost related to unit options granted.

5. The Partnership maintains a liability on its balance sheet to reflect our estimate of remaining costs to complete the environmental remediation at the Port Gamble townsite. The clean up activities at this site have been shared with Pope & Talbot, Inc. under a contribution agreement. On August 6, 2007 P&T announced that it had entered into a forbearance agreement with its senior lenders.

     Following this announcement management believes there is a possibility that all or some portion of P&T's liability under the contribution agreement will not be fulfilled which could have a material impact on our estimated liability. Management does not currently have enough information to estimate the amount of this liability.

6. Supplemental disclosure of cash flow information: For the six months ended June 30, 2007 and 2006, interest paid net of amounts capitalized amounted to $994,000 and $1.2 million, respectively. Income taxes paid for the six months ended June 30, 2007 and 2006 amounted to $9,000 and $182,000, respectively.

7. Revenue, operating income, and EBITDDA, which management uses as a measure of segment profit or loss, for the quarters and six-month periods ended June 30, 2007 and 2006, by segment are as follows:


                                       Timberland
Three Months Ended            Fee      Management &    Real
June 30 (Thousands)          Timber    Consulting     Estate       Other     Consolidated
------------------------  ------------ ----------- ------------ ----------- --------------
                    2007
Revenue internal             $ 14,653 #    $  607     $    366    $      -       $ 15,626
Eliminations                      (39)       (251)         (10)          -           (300)
                          ------------ ----------- ------------ ----------- --------------
Revenue external               14,614         356          356           -         15,326

Cost of sales                  (6,274)          -          (20)          -         (6,294)

Operating expenses
 internal                      (1,317)       (564)        (793)     (1,706)        (4,380)
Eliminations                      266          39           (5)          -            300
                          ------------ ----------- ------------ ----------- --------------
Operating expenses
 external                      (1,051)       (525)        (798)     (1,706)        (4,080)

Income (loss) from
 operations internal            7,062          43         (447)     (1,706)         4,952
Eliminations                      227        (212)         (15)          -              -
                          ------------------------------------------------- --------------
Income (loss) from
 operations external         $  7,289      $ (169)    $   (462)   $ (1,706)      $  4,952
                          ------------------------------------------------- --------------

EBITDDA reconciliation:
Minority interest                (145)          -            -           -           (145)
Depletion                       2,038           -                        -          2,038
Depreciation and
 amortization                      84          20           43          50            197
                          ------------------------------------------------- --------------
EBITDDA                      $  9,266      $ (149)    $   (419)   $ (1,656)      $  7,042
                          ============ =========== ============ =========== ==============

                    2006
Revenue internal             $ 10,451      $  546     $  4,626    $      -       $ 15,623
Eliminations                       (2)         (2)          (9)          -            (13)
                          ------------ ----------- ------------ ----------- --------------
Revenue external               10,449         544        4,617           -         15,610

Cost of sales                  (5,368)          -       (3,046)                    (8,414)

Operating expenses
 internal                      (1,069)       (519)        (984)       (902)        (3,474)
Eliminations                        2          12           (1)          -             13
                          ------------ ----------- ------------ ----------- --------------
Operating expenses
 external                      (1,067)       (507)        (985)       (902)        (3,461)

Income (loss) from
 operations internal            4,014          27          596        (902)         3,735
Eliminations                        -          10          (10)          -              -
                          ------------ ----------- ------------ ----------- --------------
Income (loss) from
 operations external         $  4,014      $   37     $    586    $   (902)      $  3,735
                          ------------ ----------- ------------ ----------- --------------

EBITDDA reconciliation:
Minority interest                   -          14            -           -             14
Depletion                       2,119           -            -           -          2,119
Depreciation and
 amortization                      62          20           43          50            175
                          ------------ ----------- ------------ ----------- --------------
EBITDDA                      $  6,195      $   71     $    629    $   (852)      $  6,043
                          ============ =========== ============ =========== ==============


                                        Timberland
Six Months Ended              Fee      Management &    Real
June 30 (Thousands)          Timber     Consulting    Estate       Other     Consolidated
------------------------  ------------ ------------ ----------- ----------- --------------
                    2007
Revenue internal            $  20,888     $  1,151    $    619    $      -      $  22,658
Eliminations                      (82)        (443)        (20)          -           (545)
                          ------------ ------------ ----------- ----------- --------------
Revenue external               20,806          708         599                     22,113

Cost of sales                  (9,078)           -         (53)          -         (9,131)

Operating expenses
 internal                      (2,501)      (1,090)     (1,565)     (2,731)        (7,887)
Eliminations                      467           82          (4)          -            545
                          ------------ ------------ ----------- ----------- --------------
Operating expenses
 external                      (2,034)      (1,008)     (1,569)     (2,731)        (7,342)

Income (loss) from
 operations internal            9,309           61        (999)     (2,731)         5,640
Eliminations                      385         (361)        (24)          -              -
                          ------------ ------------ ----------- ----------- --------------
Income (loss) from
 operations external        $   9,694     $   (300)   $ (1,023)   $ (2,731)     $   5,640
                          ------------ ------------ ----------- ----------- --------------

EBITDDA reconciliation:
Minority interest                  19            -           -           -             19
Depletion                       2,749            -                       -          2,749
Depreciation and
 amortization                     167           41          87         104            399
                          ------------ ------------ ----------- ----------- --------------
EBITDDA                     $  12,629     $   (259)   $   (936)   $ (2,627)     $   8,807
                          ============ ============ =========== =========== ==============


                    2006
Revenue internal            $  24,175     $  2,587    $  4,970    $      -      $  31,732
Eliminations                       (2)         (19)        (18)          -            (39)
                          ------------ ------------ ----------- ----------- --------------
Revenue external               24,173        2,568       4,952           -         31,693

Cost of sales                 (11,778)           -      (3,061)          -        (14,839)

Operating expenses
 internal                      (2,165)      (1,257)     (1,645)     (1,906)        (6,973)
Eliminations                       16           22           1           -             39
                          ------------ ------------ ----------- ----------- --------------
Operating expenses
 external                      (2,149)      (1,235)     (1,644)     (1,906)        (6,934)

Income (loss) from
 operations internal           10,232        1,330         264      (1,906)         9,920
Eliminations                       14            3         (17)          -              -
                          ------------ ------------ ----------- ----------- --------------
Income (loss) from
 operations external        $  10,246     $  1,333    $    247    $ (1,906)     $   9,920
                          ------------ ------------ ----------- ----------- --------------

EBITDDA reconciliation:
Minority interest                   -         (119)          -           -           (119)
Depletion                       4,692            -           -           -          4,692
Depreciation and
 amortization                     133           36          77         113            359
                          ------------ ------------ ----------- ----------- --------------
EBITDDA                     $  15,071     $  1,250    $    324    $ (1,793)     $  14,852
                          ============ ============ =========== =========== ==============

ITEM 2

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains a number of projections and statements about our expected financial condition, operating results, and business plans and objectives. These statements reflect our management's estimates based on our current goals, in light of currently known circumstances and management's expectations about future developments. Statements about expectations and future performance are "forward looking statements" within the meaning of federal and state securities laws. Because these statements describe our goals, objectives and anticipated performance, they are inherently uncertain, and some or all of these statements may not come to pass. Accordingly, you should not interpret these statements as promises that we will perform at a given level or that we will take any or all of the actions we currently expect to take. Our future actions, as well as our actual performance, will vary from our current expectations, and under various circumstances these variations may be material and adverse. Some of the factors that may cause our actual operating results and financial condition to fall short of our expectations are set forth in the part of this report entitled "Item 1A: Risk Factors " below and other factors discussed elsewhere in this report or in our annual report on Form 10-K for the fiscal year ended December 31, 2006. The forward-looking statements in this report reflect our estimates as of the date of the report, and we cannot undertake to update these statements as our business operations and environment change. References in this report to first-person pronouns such as "we," "our," and "us" refer to the Partnership or, when used to express intentions or expectations, to the Partnership's management and managing general partner.

     This discussion should be read in conjunction with the financial statements and related notes included with this report.

                               EXECUTIVE OVERVIEW

     Pope Resources, A Delaware Limited Partnership ("we" or the "Partnership"), was organized in late 1985 as a result of a spin-off by Pope & Talbot, Inc. ("P&T"). We are engaged in three primary businesses. The first, and by far most significant, segment in terms of owned assets and operations is the Fee Timber segment. Operations in this segment consist of growing timber to be harvested as logs for sale to domestic and to a lesser extent export manufacturers. The second most significant business in terms of total assets owned is the development and sale of real estate. Real Estate activities primarily take the form of securing permits, entitlements and, in some cases, installing infrastructure for raw land development, and then realizing that land's value through the sale of larger parcels to buyers who may take the land further up the value chain, either to home buyers or residential developers or to developers, operators and lessors of commercial property. Since these land projects ordinarily span multiple years, the Real Estate segment may incur losses for multiple years while a project is developed until that project is sold, which results in operating income to the extent the sale proceeds exceed our basis in the project. Our third business is providing timberland-related services to third parties and raising investment capital from third parties for private equity timber funds like ORM Timber Fund I, LP (the "Fund").

     In late 2006 the Fund purchased 24,000 acres of timberland in two transactions using 95% of the Fund's committed capital of $61.8 million. As a result of these acquisitions, the Timberland Management & Consulting segment expects to generate fees associated with management of the Fund. The Fund is consolidated into our financial statements with the 80% third-party Fund interest reported as minority interest. The fees associated with management of the Fund are eliminated in consolidation.

     Management's major opportunity and challenge is to profitably grow our revenue base. For our Fee Timber and Timberland Management & Consulting segments, the revenue base is typically thought of in terms of acres owned or under management. Our Real Estate opportunities and challenges center on identifying properties in our portfolio of owned assets with potential development value. Once identified, we attempt to maximize that value through securing entitlements and, in some cases installing infrastructure, prior to selling the property.


                              RESULTS OF OPERATIONS

     The following table reconciles and compares key revenue and cost elements that impact our net income for each of the quarter and six-month periods ended June 30, 2007 and June 30, 2006. In addition to the table's detailed numeric analysis, the explanatory text that follows the table describes many of these changes by business segment:

                                           QUARTER AND YEAR TO DATE VARIANCE
                                                          ANALYSIS
                                         (Amounts in $000's except per unit data)


                                                  Quarter ended                 Six months ended
                                             June 30, 2007 and 2006          June 30, 2007 and 2006

Net income:
         2007 period                              $    4,815                             $       5,669
         2006 period                                   3,540                                     8,838
                                                  -----------                            --------------
            Variance                              $    1,275                             $      (3,169)

Detail of earnings variance:
Fee Timber
         Log price realizations (A)               $      520                             $         163
         Log volumes (B)                               3,592                                    (3,658)
         Depletion                                        81                                     1,940
         Production costs                               (989)                                      758
         Other Fee Timber                                 68                                       241
Timberland Management & Consulting
         Management fee changes                          (77)                                     (378)
         Disposition fee changes                           -                                    (1,343)
         Other Timberland Management & Consulting       (129)                                       88
Real Estate
         Land sales                                   (1,370)                                   (1,466)
         Other Real Estate                               326                                       200
General and administrative expenses                     (804)                                     (825)
Interest expense, net of amounts
 capitalized                                              96                                       213
Interest income                                          137                                       340
Minority interest                                       (158)                                      138
Income taxes                                             (18)                                      420
                                                  -----------                            --------------
Total change in earnings                          $    1,275                             $      (3,169)
                                                  ===========                            ==============

(A) Price variance calculated by extending the change in average realized price by current period volume.

(B) Volume variance calculated by extending change in sales volume by the average log sales price for the comparison period

Fee Timber
----------

     Fee Timber revenue is earned primarily from the harvest and sale of logs from the Partnership's nearly 114,000 acres of fee timberland located in western Washington. We also recognize Fee Timber revenue from sales of timber harvested from the 24,000 acres of timberland owned by the Fund. Other revenue also includes leases of our timberland to sand and gravel pit operators and cellular communication tower purveyors. Revenue from the sales of timberland tracts will also appear periodically in results for this segment. Our Fee Timber revenue is driven primarily by the volume of timber harvested, which we ordinarily express in terms of millions of board feet, or "MMBF", and by the average prices realized on log sales, which we express in dollars per thousand board feet, or "MBF".

     The Fund harvested 2.5 MMBF and 2.6 MMBF during the three and six month periods ended June 30, 2007, respectively, with an average price realized of $602/MBF for both periods . We plan to harvest a total of 5.4 MMBF from the Fund's timberlands in 2007. The Fund is consolidated into our financial statements and as a result the Fund's harvest is included in the Fee Timber discussion.

     When discussing our Fee Timber operations, we compare current results to both the previous quarter and the corresponding quarter of the prior year. Both of these comparisons are made to help the reader gain an understanding of the trends in market price and harvest volumes that affect Fee Timber results of operations. Revenue and operating income for the Fee Timber segment for the quarters ended June 30, 2007, March 31, 2007 and June 30, 2006 are as follows:

    --------------------------------------------------------------------------------------------------
    ($ Million)                Log Sale     Mineral, Cell     Total Fee      Operating      Harvest

                                            Tower & Other       Timber                      volume
    Quarter Ended:             Revenue         Revenue         Revenue         Income       (MMBF)
    --------------------------------------------------------------------------------------------------
    June 30, 2007               14.1            0.5             14.6             7.3        22.6
    March 31, 2007               5.8            0.4              6.2             2.4        10.0
    June 30, 2006               10.0            0.4             10.4             4.0        16.7
    --------------------------------------------------------------------------------------------------

     The increase in revenue and operating income for the current quarter relative to the first quarter of 2007 is primarily attributable to a 12.6 MMBF increase in harvest volume combined with a $48/MBF increase in average price realized. Fee Timber revenue in the current quarter is $4.1 million higher than the comparable period in 2006 due to a 5.9 MMBF increase in harvest volume and $23/MBF increase in average price realized. Harvest volume has increased in the current quarter due to our harvest schedule that includes a higher proportion of the Columbia tree farm's annual harvest and 2.5 MMBF of Fund volume not available for harvest in 2006. In 2006, our harvest plan was more front-loaded than it is in the current year.

     Revenue and operating income for the Fee Timber segment for the six-month periods ended June 30, 2007 and 2006 were as follows:

    --------------------------------------------------------------------------------------------------
    ($Million) Log Sale Mineral, Cell Total Fee Operating Harvest

                                            Tower & Other       Timber                      volume
    Six months Ended:          Revenue         Revenue         Revenue         Income       (MMBF)
    --------------------------------------------------------------------------------------------------
    June 30, 2007               19.9            0.9            20.8              9.7        32.6
    June 30, 2006               23.4            0.8            24.2             10.2        38.7
    --------------------------------------------------------------------------------------------------


     The decrease in revenue and operating income in 2007 relative to 2006 is due primarily to a 6.1 MMBF decrease in volume harvested, partially offset by a $5/MBF increase in average price realizations. Our timber harvest was more frontloaded in the first half of 2006 when we harvested 71% of our full-year plan. Through the first six months of 2007, we have harvested approximately 60% of our expected annual volume. Harvest volume during the first six months of 2007 includes 2.6 MMBF of volume from ORM Timber Fund I, LP.

Log Volume

     The Partnership harvested the following log volumes by species from its timberlands for the quarters ended June 30, 2007, March 31, 2007, and June 30, 2006 and the six-month periods ended June 30, 2007 and 2006:

Log volumes (MBF):                      Quarter Ended
Sawlogs                 June-07 % Total     March-07 % Total      June-06   %
                                                                           Total
                    ----------- ------- ------------ ------- ------------ ------
        Douglas-fir      15,991     71%        7,116     71%       11,842    71%
        Whitewood         2,922     13%          791      8%        1,149     7%
        Cedar               575      2%           60      1%          227     1%
        Hardwood            878      4%          129      1%        1,144     7%
Pulp
        All Species       2,241     10%        1,944     19%        2,288    14%
                    ----------- ------- ------------ ------- ------------ ------
Total                    22,607    100%       10,040    100%       16,650   100%
                    =========== ======= ============ ======= ============ ======

Log volumes (MBF):                    Six Months Ended
Sawlogs                  June-07  % Total         June-06   % Total
                       --------- ---------- ------------- ------------
        Douglas-fir       23,106        71%        28,282          73%
        Whitewood          3,713        11%         3,145           8%
        Cedar                635         2%           586           2%
        Hardwood           1,007         3%         1,706           4%
Pulp
        All Species        4,185        13%         4,964          13%
                       --------- ---------- ------------- ------------
Total                     32,646       100%        38,683         100%
                       ========= ========== ============= ============


     Through June 30, 2007, we have harvested 60% of our targeted 55 MMBF annual harvest for this year. In 2007, we have moderated the front loading of our annual harvest and as a result more of our annual harvest will be completed during the second half of the year when compared to the 2006 harvest. We plan to concentrate a higher proportion of our second half harvest on cedar and hardwood products where prices have remained relatively strong.

Log Prices

     While harvest volume is largely within management's control, one additional factor that impacts our Fee Timber income is the price we realize upon selling our logs into the market. As noted above, we try to maximize Fee Timber revenue by adjusting the timing and mix of our harvest to take advantage of current market conditions where possible. However, log prices are a result of a broader range of economic and political factors and are largely beyond our ability to control, except at the margins. We realized the following log prices from our fee timberlands for the quarters ended June 30, 2007, March 31, 2007 and June 30, 2006 and the six-month periods ended June 30, 2007 and 2006:

                             Quarter Ended
                    30-Jun-07   31-Mar-07  30-Jun-06
                  ------------- ---------- ----------
Average price realizations (per MBF):
Sawlogs
       Douglas-
        fir                $638       $611       $665
       Whitewood            477        492        452
       Cedar              1,333      1,193      1,182
       Hardwood             945        671        670
                  ------------- ---------- ----------
Pulp
       All
        Species             398        467        260
                  ------------- ---------- ----------

Overall                     626        578        603
                  ------------- ---------- ----------


T
                      Six Months Ended
                    30-Jun-07    30-Jun-06
                 --------------- ----------
Average price realizations (per
 MBF):
Sawlogs
       Douglas-
        fir        $         630   $    675
       Whitewood             480        443
       Cedar               1,320        993
       Hardwood              910        646
                 --------------- ----------
Pulp
       All
        Species              430        255
                 --------------- ----------

Overall                      611        606
                 --------------- ----------

     Douglas-fir: Douglas-fir represents the primary tree species growing on our timberlands. This species is noted for its structural characteristics that make it generally preferable to other softwoods and hardwoods for the production of construction grade lumber and plywood. The price realized on Douglas-fir logs increased 4% for the current quarter versus the first quarter of 2007, but dropped 4% from the comparable quarter in 2006. The modest increase in Douglas-fir log price realized in the second quarter of 2007 compared to the first quarter of 2007 was made possible by locking in prices in March 2007 for logs delivered during the second quarter. We noted a significant softening of the Douglas-fir market as the second quarter progressed. The weakness in Douglas-fir prices noted as the second quarter progressed and price weakness relative to the comparable period in prior year is due to the decline in domestic housing starts. On a year-to-date basis Douglas-fir prices fell 7% compared to the first half of 2006.

     Whitewood: "Whitewood" is a term used to describe several softwood species, but for us primarily refers to western hemlock. Though generally considered to be of a lower quality than Douglas-fir, these logs are also used for manufacturing construction grade lumber and plywood. The average price realized on whitewood decreased 3% for the current quarter in 2007 versus the first quarter of 2007, but increased 6% from the comparable quarter in 2006. A strong market for export quality whitewood sawlogs developed in the first quarter of 2007 as a favorable exchange rate and attractive ocean shipping rates to Korea impacted our local log markets. This market lost some of its strength in the second quarter of 2007 resulting in the unfavorable comparison to the first quarter of 2007 but still a favorable comparison to the prior year. Management expects that whitewood prices for third quarter 2007 will be lower than the first half of 2007.

     Cedar: Cedar prices increased 12% in the current quarter versus the first quarter of 2007 and 13% from the comparable quarter in prior year. Cedar prices typically weaken in the winter months as demand declines, largely because cedar lumber is used primarily as fencing and siding material. Peak demand for this product is in the summer months, with corresponding lower demand and log prices at the beginning and end of the calendar year. On a year-to-date basis, our realized cedar price has increased 33% from the prior year. The strong price realized in both the current quarter and for the first six months of 2007 reflects a general decline in cedar volume available in the Puget Sound area. Bids received for third quarter 2007 cedar volume have strengthened slightly from second quarter price levels, but the overall impact on revenue and earnings is expected to be relatively small given the small amount of cedar in our sales mix.

     Hardwood: "Hardwood" can refer to many different species, but on our tree farms primarily represents red alder and, to a lesser extent, big leaf maple. The price realized from the sale of red alder sawlogs has increased steadily over the last couple years as new red alder mills have opened to take advantage of strong lumber pricing attributable to the growing acceptance of solid sawn red alder lumber products. These mills manufacture lumber for use in furniture construction. Hardwood log prices increased 41% in the current quarter relative to both the first quarter of 2007 and the second quarter of 2006. This increase is also due to an increase in the quality of hardwood logs sold in the current year. Bids received for third quarter 2007 hardwood volume have increased slightly from the current quarter.

     Pulp: Pulp refers to a lower quality log of any species that is manufactured into wood chips. These chips are used to manufacture many products including kraft linerboard for bag and cardboard box production and to a lesser extent bleached pulp for paper production. The price realized from the sale of pulp logs is primarily driven by local wood chip inventories. Pulp prices in the current quarter decreased 15% from the first quarter of 2007 but increased by 53% from the comparable period in prior year. On a year-to-date basis pulp prices are up 69% over the level realized during the first six months of 2006. The increases in pulp prices result from a decline in sawmill production. Strong log prices combined with a weakening market for lumber has resulted in an increase in sawmill downtime which has in turn reduced the supply of wood chips available to the Puget Sound market. Based on bids for pulp logs to be delivered during the third quarter of 2007 management expects pulp prices in the third quarter to be largely consistent with the second quarter of 2007.

     Customers The table below categorizes logs sold by customer type for the quarters ended June 30, 2007, March 31, 2007 and June 30, 2006 and for the six-month periods ended June 30, 2007 and 2006:

                    Q2 2007          Q1 2007          Q2 2006
   Destination     Volume*  Price^  Volume* Price^   Volume*     Price^
--------------------------- ------- --------------- ---------- -----------
  Domestic mills       18.6     656      7.0 $  590       12.7   $     651
  Export brokers        1.8     612      1.1    699        1.7         706
       Pulp             2.2     400      1.9    467        2.3         260
                  ---------         --------        ----------
      Total            22.6  $  626     10.0 $  578       16.7   $     603
* Volume in MMBF
^ Price per MBF

                                  Six Months Ended
                  30-Jun-07            30-Jun-06
   Destination     Volume*    Price^    Volume*        Price^
---------------------------- -------- ------------ ---------------
  Domestic mills        25.6      640         31.6            $655
  Export brokers         2.8      626          2.1             701
       Pulp              4.2      430          5.0             255
                  ----------          ------------
      Total             32.6     $611         38.7            $606
* Volume in MMBF
^ Price per MBF

     Over the last several years, a strong domestic market for high-quality "peeler" logs used for producing a range of products requiring veneer components has emerged that has shifted log volume away from an already diminished export market. Volume sold to domestic lumber mills represents 86% of volume sold in the second quarter of 2007, versus 70% in the first quarter and 76% for the second quarter of 2006. The increase in the proportion of log volume sold to domestic mills in the second quarter of 2007 relative to the first quarter of 2007 is due to the aforementioned export market for whitewood sawlogs that strengthened in the first quarter of 2007 and a decline in the proportion of harvest sold as pulp. The proportion of log volume sold to export brokers increased from 5% to 9% when comparing year-to-date results in 2006 and 2007.

Cost of Sales

     Cost of sales for the Fee Timber segment consists of harvest and haul costs and depletion expense. Harvest and haul costs represent the direct cost incurred to convert standing timber into logs and deliver those logs to their point of sale. Depletion expense represents the estimated cost of acquiring and growing the harvested timber. The applicable depletion rate is derived by dividing the aggregate cost of timber and capitalized road expenditures by the estimated volume of merchantable timber available for harvest at the beginning of that year. The depletion rate is then applied to the volume harvested in a given period to calculate depletion expense for that period. Fee Timber cost of sales for the quarters ended June 30, 2007, March 31, 2007, and June 30, 2006 and the six-month periods ended June 30, 2007 and 2006 are as follows:

 ---------------------------------------------------------------------------------------
 ($ Million)                                                                 Harvest

                             Harvest, Haul                    Total Cost      volume
 Quarter Ended:                and Other       Depletion       of Sales       (MMBF)
 ---------------------------------------------------------------------------------------
 June 30, 2007                  4.3             2.0             6.3         22.6
 March 31, 2007                 2.1             0.7             2.8         10.0
 June 30, 2006                  3.3             2.1             5.4         16.7
 ---------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------
($Million)                                                                    Harvest
                             Harvest, Haul                   Total Cost of    volume
Six months Ended:              and Other       Depletion         Sales        (MMBF)
----------------------------------------------------------------------------------------
June 30, 2007                      6.4             2.7             9.1         32.6
June 30, 2006                      7.1             4.7            11.8         38.7
----------------------------------------------------------------------------------------

Per MBF

                                                                               Total Cost of
Quarter Ended:                         Harvest and Haul        Depletion           Sales
----------------------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------
June 30, 2007                          $188                    $90                $278
March 31, 2007                          208                     71                 279
June 30, 2006                           195                    127                 322
----------------------------------------------------------------------------------------------


Per MBF
                                                                                Total Cost of
Six Months Ended:                       Harvest and Haul        Depletion           Sales
-----------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------
June 30, 2007                           $194                    $84                $278
June 30, 2006                            184                    121                 305
-----------------------------------------------------------------------------------------------


     Cost of sales increased in the second quarter of 2007 versus the first quarter of 2007 and the comparable period in the prior year due to increased harvest volume. Unit costs were comparable between the first and second quarters, as lower cash costs for harvest and hauling were offset by a higher depletion rate due to harvest volume from ORM Timber Fund I, LP timberlands which have a separate depletion pool. On a year-to-date basis, unit costs of $278 per MBF were significantly lower than 2006 due to a lower depletion rate partially offset by higher harvest and haul costs. The depletion rate in 2006 was impacted by harvest volume from timberland acquired during the fourth quarter of 2004 that had a separate depletion pool with a higher depletion rate.

     Harvest and haul costs per MBF have decreased in the second quarter of 2007 from both the first quarter of 2007 and 2006's comparable period. Harvest costs vary based upon the physical site characteristics of the specific acres harvested during the period. For example, difficult-to-access sites or those located on steep hillsides are more expensive to harvest. Furthermore, haul costs vary based upon the distance between the harvest area and the mill customer's location. Harvest and haul costs decreased from the first quarter of 2007 due to a decrease in harvest units located on more difficult to access property. Harvest and haul costs per MBF have decreased from the comparable quarter in the prior year due to fewer difficult-to-access harvest units. On a year-to-date basis, per MBF harvest and haul costs have increased $10/MBF due primarily to an increase in haul costs caused by a recent increase in the rate paid to our log-haul contractors.

     Depletion expense for the quarters ended June 30, 2007, March 31, 2007, and June 30, 2006 was calculated as follows:

                                                    Quarter ended June 30, 2007
                                                   Pooled          Separate             Combined
                                   ---------------------- ----------------- --------------------
Volume harvested (MBF)                             20,072             2,535               22,607
Rate/MBF                                     $         70   $           247    $              90
                                   ---------------------- ----------------- --------------------
Depletion expense ($ 000)                    $      1,411   $           627    $           2,038
                                   ====================== ================= ====================

                                                   Quarter ended March 31, 2007
                                                   Pooled          Separate             Combined
                                   ---------------------- ----------------- --------------------
Volume harvested (MBF)                             10,010                30               10,040
Rate/MBF                                     $         70   $           233    $              71
                                   ---------------------- ----------------- --------------------
Depletion expense ($ 000)                    $        704   $             7    $             711
                                   ====================== ================= ====================

                                                    Quarter ended June 30, 2006
                                                   Pooled          Separate             Combined
                                   ---------------------- ----------------- --------------------
Volume harvested (MBF)                             13,685             2,965               16,650
Rate/MBF                                     $         69   $           397    $             127
                                   ---------------------- ----------------- --------------------
Depletion expense ($ 000)                    $        942   $         1,177    $           2,119
                                   ====================== ================= ====================

                                                  Six Months Ended June 30, 2007
                                                   Pooled          Separate             Combined
                                   ---------------------- ----------------- --------------------
Volume harvested (MBF)                             30,081             2,565               32,646
Rate/MBF                                     $         70   $           247    $              84
                                   ---------------------- ----------------- --------------------
Depletion expense ($ 000)                    $      2,115   $           634    $           2,749
                                   ====================== ================= ====================

                                                  Six Months Ended June 30, 2006
                                                   Pooled          Separate             Combined
                                   ---------------------- ----------------- --------------------
Volume harvested (MBF)                             32,505             6,178               38,683
Rate/MBF                                     $         69   $           397    $             121
                                   ---------------------- ----------------- --------------------
Depletion expense ($ 000)                    $      2,242   $         2,450    $           4,692
                                   ====================== ================= ====================

     The separate depletion pool for 2007 harvest volume represents harvest from timberlands owned by the Fund. The separate depletion pool used for 2006 was due to a separate depletion pool created for a fourth quarter of 2004 timberland acquisition. These separate depletion pools carry higher depletion rates than our combined pool as they include timber volume and associated cost of more recently acquired timber.

Operating Expenses

     Fee Timber operating expenses were $1.1 million $1.0 million, and $1.1 million for the quarters ended June 30, 2007, March 31, 2007, and June 30, 2006, respectively. Operating expenses for the six-month periods ended June 30, 2007 and June 30, 2006 were $2.0 and $2.1 million, respectively. Operating expenses include management, silviculture and the cost of both maintaining existing roads and building temporary roads required for harvest activities.

Timberland Management & Consulting

     Revenue and operating income for the Timberland Management & Consulting segment for the quarters and six-month periods ended June 30, 2007 and 2006 were as follows:

-------------------------------------------------------------------------------
($ Million)

Quarter Ended:                   Revenue           Operating Income/(Loss)
-------------------------------------------------------------------------------
June 30, 2007                     $0.4                    ($0.2)
June 30, 2006                      0.5                      -
-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
($ Million)

Six Months Ended:                Revenue           Operating Income/(Loss)
-------------------------------------------------------------------------------
June 30, 2007                      $0.7                   ($0.3)
June 30, 2006                       2.6                     1.3
-------------------------------------------------------------------------------

     The segment posted revenue of $356,000 and an operating loss of $169,000 for the quarter ended June 30, 2007, which represents respective $188,000 and $206,000 declines from the comparable period in 2006. The decrease in revenue and operating income is due to a decline in acres under management for our primary timberland management client. On a year-to-date basis, revenue and operating income declined $1.9 million and $1.6 million, respectively, between 2006 and 2007. This decline is also due to a drop in acres under management for our primary timberland management client, and a disposition fee earned in the first quarter of 2006 that did not recur in 2007.

     The capital commitment for ORM Timber Fund I, LP expired on August 1, 2007. We placed $58.5 million of the $61.8 million commitment. Pope Resources' capital co-investment in this fund totaled $11.7 million or 20% of the Fund. We are now organizing our second timber fund that we expect will total $100 million of equity capital with our co-investment commitment at the same 20% level as in the first fund. As with the first fund, we will not be required to contribute the majority of this capital until suitable timber properties are identified.

Operating Expenses

     Timberland Management & Consulting operating expenses for the quarters ended June 30, 2007 and 2006 were $525,000 and $507,000, respectively. The increase in operating expenses for the quarter ended June 30, 2007 relative to the comparable period in the prior year is due to costs incurred to organize ORM Timber Fund II partially offset by a reduction in expenses resulting from fewer acres under management. Operating expenses for the six-month periods ended June 30, 2007 and 2006 were $1.0 million and $1.2 million, respectively. The decrease in operating expenses is attributable to the reduction in acres we manage for our primary client as a result of timberland sales and a reduction in operating expenses associated with the Fund.

Real Estate

     The Partnership's Real Estate segment consists primarily of revenue from the sale of land together with residential and commercial property rents. The Partnership's real estate holdings are located primarily in Pierce, Kitsap, and Jefferson Counties in Washington State.

     Revenue and operating income for the Real Estate segment for the quarter and six-month periods ended June 30, 2007 and 2006 were as follows:

-------------------------------------------------------------------------------
($ Million)                        Revenue

Quarter Ended:                                      Operating Income/(Loss)
-------------------------------------------------------------------------------
June 30, 2007                       $0.4                  ($0.5)
June 30, 2006                        4.6                    0.6
-------------------------------------------------------------------------------

------------------------------------------------------------------------------
($ Million)                        Revenue

Six Months Ended:                                  Operating Income/(Loss)
------------------------------------------------------------------------------
June 30, 2007                       $0.6                  ($1.0)
June 30, 2006                        5.0                    0.2
------------------------------------------------------------------------------

     Real Estate revenue is generated through the sale of land and rural residential lots, and to a lesser extent from real property rents, most of which are earned at the Port Gamble townsite. Leases of cellular tower sites and gravel and other mineral rights on our timberlands are accounted for in the Fee Timber segment. Raw land sales are generally made for something other than residential or commercial use and are normally completed with very little capital investment prior to sale. Rural residential and commercial use properties normally involve capital improvements for zoning, road building, or utility access improvements prior to completing the sale.

     Real Estate revenue for the quarter and six-month periods ended June 30, 2007 and 2006 consist of the following:

For the three months ended:
Description                                    Revenue       Gross Margin  Acres Sold  Revenue/Acre     Gross
                                                                                                       Margin/
                                                                                                         Acre
------------------------------------------ ---------------- -------------- ----------- ------------- ------------
Rural Residential                             $     106,000   $     86,000          12   $     8,833   $    7,167
Rentals                                             250,000        250,000          NA            NA           NA
                                           ---------------- -------------- ----------- ------------- ------------
June 30, 2007 Total                           $     356,000   $    336,000          12   $     8,833   $    7,167
                                           ================ ============== =========== ============= ============

Rural Residential                             $     935,000   $    776,000         240   $     3,896   $    3,233
Commercial                                        3,427,000        540,000          21       161,651       25,472
Rentals                                             255,000        255,000          NA            NA           NA
                                           ---------------- -------------- ----------- ------------- ------------
June 30, 2006 Total                           $   4,617,000   $  1,571,000         261   $    16,700   $    5,038
                                           ================ ============== =========== ============= ============


For the six months ended:
Description                                    Revenue       Gross Margin  Acres Sold  Revenue/Acre     Gross
                                                                                                       Margin/
                                                                                                         Acre
------------------------------------------ ---------------- -------------- ----------- ------------- ------------
Rural Residential                             $     106,000   $     86,000          12   $     8,833   $    7,167
Rentals                                             461,000        461,000          NA            NA           NA
Other                                                32,000         -1,000          NA            NA           NA
                                           ---------------- -------------- ----------- ------------- ------------
June 30, 2007 Total                           $     599,000   $    546,000          12   $     8,833   $    7,167
                                           ================ ============== =========== ============= ============

Rural Residential                             $     990,000   $    827,000         250   $     3,960   $    3,308
Commercial                                        3,483,000        585,000          21       164,292       27,594
Rentals                                             479,000        479,000          NA            NA           NA
                                           ---------------- -------------- ----------- ------------- ------------
June 30, 2006 Total                           $   4,952,000   $  1,891,000         271   $    16,493   $    5,206
                                           ================ ============== =========== ============= ============

     Revenue and operating income for the Real Estate segment were lower in the second quarter of 2007 compared to second quarter 2006 due to a reduction in land sales. We are projecting a significant decrease in revenue from land sales in 2007 relative to 2006. We do, however, expect to generate over $8.5 million of revenue in 2007 due to the recognition of deferred revenue on two 2006 transactions. Our Real Estate segment had several large transactions in 2006 that are not expected to recur in 2007. This is consistent with our expected future performance in the Real Estate segment: we will recognize periods of limited or no revenues, even during periods when we incur expenses, and will from time to time record large revenue items upon sales of property or, where appropriate, when all contingencies and closing conditions have been satisfied or waived.

     At our property in Gig Harbor, Washington, we closed on the sale of nearly 6 acres of retail pad sites to Northwest Capital Investors ("NCI") in late 2006. Our agreement with NCI includes a rescission clause that can be exercised by NCI if we do not complete the installation of utilities and grading. As a result of this rescission clause, all of the revenue on the transaction was deferred in 2006. We expect to complete this work in 2007 and recognize the $7.2 million of revenue with gross profit of approximately $4.5 million. In addition, we have deferred $1.3 million of revenue on the Bremerton residential plat sale that also closed in late 2006. This revenue is being recognized as remaining commitments to install a storm water system and other infrastructure is completed. We also expect this revenue will be recognized during 2007 along with estimated gross profit of $0.7 million.

     Our rural residential lot program produces lots up to 80 acres in size, based on underlying zoning densities. This type of program typically entails an entitlement effort more modest in scale, usually involving simple lot segregations and boundary line adjustments. Development activities include minor road building, surveying, and the extension of utilities. We have a target of selling 150 to 300 acres annually from this program but we have exceeded that target range for the last few years as a result of a strong market for this type of land in our marketplace. We expect 2007 rural residential sales to end up at the low end of this targeted range due to softening in our local markets for rural residential land.


Cost of Sales

     Real Estate cost of sales for the quarters ended June 30, 2007 and 2006 were $20,000 and $3.0 million, respectively. On a year-to-date basis, cost of sales was $53,000 and $3.1 million for the six-month periods ended June 30, 2007 and 2006, respectively. Cost of sales in 2007 represents the cost basis in 2 rural residential lots sold. Cost of sales in 2006 represents the cost basis of the YMCA and Poulsbo land sales as well as two rural residential land sales.

Operating Expenses

     Real Estate operating expenses for the quarters ended June 30, 2007 and 2006 were $798,000 and $985,000, respectively. The decline in operating expenses in the quarter ended June 30, 2007 relative to the comparable period in the prior year is due to timing of project costs. For the six-month periods ended June 30, 2007 and 2006 operating expenses were essentially unchanged at $1.6 million.

Environmental Remediation

     The Partnership has accrued liabilities for environmental cleanup of $195,000 and $242,000 as of June 30, 2007 and December 31, 2006, respectively. This accrual represents our estimated share of the liability for environmental clean up activities in and around the Port Gamble townsite following a negotiated settlement with Pope & Talbot in 2002. Current activities at the site include monitoring to determine if prior clean up activities were effective. Activity in the environmental remediation liability is detailed as follows:

                             Balances at         Expenditures
                                  the                  for
                               Beginning Additions  Monitoring   Balances at the
                                of the      to         and         End of the
                                 Period   Accrual   Remediation       Period
                              ---------------------------------- ---------------
Year Ended December 31, 2006   $158,000   $260,000      $176,000        $242,000
Quarter ended March 31, 2007    242,000          -        11,000         231,000
Quarter ended June 30, 2007     231,000          -        36,000         195,000

     The environmental remediation liability on the Partnership's books is based upon an estimate of the Partnership's agreed upon portion of the cleanup costs. While the majority of the Partnership's portion of the cleanup efforts is complete, there remains the possibility that the remaining remediation or monitoring activities may exceed estimates, resulting in an additional environmental remediation charge. Management will continue to monitor the remaining liability against estimates to complete to determine if an adjustment to the environmental remediation liability is necessary to accurately represent management's estimate of remaining cost to complete the project.


General and Administrative (G&A)
--------------------------------

     G&A expenses for the quarters ended June 30, 2007 and 2006 were $1.7 million and $902,000, respectively. For the six months ended June 30, 2007 and 2006 G&A expenses were $2.7 million and $1.9 million, respectively. The increase in G&A expenses in 2007 is due primarily to professional service fees incurred to evaluate capital structuring alternatives with management and the Board of Directors of the General Partner. This work has largely been completed. G&A expenses for the remainder of 2007 are not expected to vary significantly from G&A expenses incurred during the last half of 2006.

Interest Income and Expense
---------------------------

     Interest income for the quarter ended June 30, 2007 increased to $391,000 from $252,000 for the corresponding period of 2006. On a year-to-date basis, interest income increased to $811,000 from $471,000 for the corresponding period in 2006. The increase in interest income is due to higher cash and short-term investments balances.

     Interest expense prior to the reduction for capitalized interest declined from $664,000 for the three-month period ended June 30, 2006 to $637,000 for the comparable period in 2007. Capitalized interest for the three-month periods ended June 30, increased from $195,000 in 2006 to $264,000 in 2007. On a year-to-date basis, interest expense prior to the reduction for capitalized interest decreased to $1.3 million from $1.4 million for the corresponding period in 2006. Capitalized interest for the six months ended June 30 increased from $361,000 in 2006 to $518,000 in 2007. The decrease in interest expense is attributable to regularly scheduled annual principal payments due on our timberland mortgage while the increase in capitalized interest expense relates to the increase in basis on land projects that are currently under development. The Partnership's debt consists primarily of mortgage debt with a fixed interest rate.

Income Tax
----------

     Pope Resources is a limited partnership and is, therefore, not subject to federal income tax. Taxable income/loss is reported to unitholders each year on a Form K-1 for inclusion in each unitholder's tax return. Pope Resources does have corporate subsidiaries, however, that are subject to income tax.

     For the quarter ended June 30, 2007 the Partnership recorded tax expense of $10,000, as compared to a tax benefit of $8,000 for the corresponding period in 2006. Our taxable subsidiaries incurred losses in the second quarter of 2006 as we were adjusting our expense structure to fewer acres under management. On a year-to-date basis, income tax expense was $17,000 and $437,000 for the periods ended June 30, 2007 and 2006, respectively. The decline in income tax expense on a year-to-date basis is due to income tax expenses incurred in the first quarter of 2006 in connection with an asset disposition fee that did not recur in 2007.

Minority Interest - IPMB
------------------------

     "Minority interest - IPMB" represents that share of income earned from the Investor Portfolio Management Business (IPMB) attributable to Pope MGP, Inc., the managing general partner of the Partnership. The amendment to the Limited Partnership Agreement authorizing the Partnership to pursue the IPMB further specifies that income from the IPMB will be split using a sliding scale allocation method beginning at 80% to the Partnership's wholly-owned subsidiary, ORM, Inc., and 20% to Pope MGP, Inc. The sliding scale allocation method evenly divides IPMB income between ORM, Inc. and Pope MGP, Inc. once such income reaches $7,000,000 in a given fiscal year.

     Current activities of the IPMB are contained in the Timberland Management & Consulting segment, which includes timberland consulting, management, and expenses associated with the launch of our second private equity timber fund. The minority interest-IPMB allocation of income in the second quarter of 2007 was zero and was a benefit of $14,000 in the comparable quarter in 2006. Minority interest-IPMB allocation in 2007 reflects the reduction in acres under management and expenses associated with launching our second timber fund. In 2006 the benefit resulted from losses incurred in these businesses as we adjusted to a reduction in acres under management.

Minority Interest-ORM Timber Fund I, LP
---------------------------------------

     "Minority Interest-ORM Timber Fund I, LP" represents that portion of the Fund's income or loss attributed to the 80% of the Fund owned by third-party investors. The increase in this amount in both the first quarter and first six months of 2007 from the comparable periods in prior year is due to the increase in operating activities of the Fund given its acquisition of timberland in late 2006.

Off Balance Sheet Arrangements
------------------------------

We do not have any off balance sheet arrangements.

Liquidity and Capital Resources
-------------------------------

     We ordinarily finance our business activities using funds from operations and, where appropriate in management's assessment, bank lines of credit. Funds generated internally from operations and externally through financing are expected to provide the required resources for the Partnership's future capital expenditures. The Partnership's debt-to-total-capitalization ratio as measured by the book value of equity was 25% at June 30, 2007 versus 27% as of December 31, 2006. The Partnership's debt consists primarily of a timberland mortgage with a fixed amortization schedule and loan term, which includes a prepayment penalty. We currently operate without an operating line of credit due to the cash we hold in excess of our current operating needs. We will continue to monitor and forecast our expected cash requirements and may re-establish a line of credit if a need for additional liquidity should arise.

     Over the remaining six months of 2007, management plans to harvest approximately 22 MMBF of timber, 19 MMBF of which will come from the Hood Canal and Columbia tree farms and 3 MMBF from the Fund's tree farms, for a total fiscal 2007 harvest of 55 MMBF. Since harvest plans are based on demand and pricing, actual harvesting may vary subject to management's ongoing review.

     For the six months ended June 30, 2007, overall cash and cash equivalents decreased $1.0 million versus a decrease of $682,000 for the corresponding period in the prior year. Cash generated by operating activities was $6.9 million for the six months ended June 30, 2007 versus $14.0 million of cash generated by operating activities for the corresponding period in 2006. The decrease in cash generated by operating activities primarily results from a decrease in timber volume harvested and a decrease in Real Estate sales.

     Cash used for investing activities decreased to $4.5 million for the six months ended June 30, 2007 from $10.8 million for the corresponding period in 2006. The change in cash used in investing activities is primarily the result of a decrease in cash invested in auction rate securities combined with a decrease in capital expenditures at our project in Gig Harbor. Investing activities in the first half of 2007 included the following: $1.6 million for a development property acquisition adjacent to the Port Gamble townsite; development expenditures of $502,000 related to the Gig Harbor project and $322,000 related to our project in Bremerton; capitalized interest of $518,000; and $369,000 of other capitalized development costs. Other capital expenditures consisted of reforestation and roads costs of $539,000, vehicle replacement costs of $217,000, capitalized improvement costs at the Port Gamble townsite of $172,000, and $213,000 for various other building and equipment items

     Investing activities in 2006 consisted of the purchase of $5.0 million of auction rate securities and $5.8 million of capital expenditures. Year-to-date capital expenditures in 2006 consisted of the following: $4.2 million of capitalized development costs at the Gig Harbor site; $362,000 of interest capitalized to the Gig Harbor project, $339,000 of capitalized development costs on the Partnership's other development properties; $521,000 of reforestation and road building costs on the owned timberlands; $283,000 of capital improvements at the Port Gamble townsite; and $96,000 of other miscellaneous capital expenditures.

Seasonality
-----------

     Fee Timber. The Partnership owns 114,000 acres of timberland in Washington State. Our timber acreage is concentrated in two non-contiguous tree farms: the 70,000-acre Hood Canal tree farm located in Kitsap, Jefferson, and Mason Counties on the eastern side of Washington's Olympic Peninsula, and the 44,000-acre Columbia tree farm located in Cowlitz, Clark, Lewis, Skamania, and Pierce counties on the western side of Washington's Cascade mountain range. The Fund owns 24,000 acres of timberland, two-thirds of which is in eastern King County with the remainder in Lewis County.

     The Hood Canal tree farm is concentrated at low elevations, which permits us to harvest trees year-round. Generally, we concentrate our harvests from this tree farm in the winter and spring when supply, and thus competition, is typically lower and, accordingly, when we can expect to receive higher prices. However, in late 2006, log prices softened as lumber prices declined on news of the slowdown in residential real estate sales. As a result, in 2007, we have chosen not to front load our 2007 harvest.

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

Capital Expenditures and Commitments
------------------------------------

     We are currently working on raising committed capital for ORM Timber Fund II ("Fund II"). Our current plans for this second fund are to raise $100 million of equity capital, with Pope Resources investing 20% of this amount, or $20 million. The majority of this capital will not be called until Fund II has located suitable timber properties to acquire. Meanwhile, the outstanding commitment for ORM Timber Fund I, LP of $642,000 expired unused on August 1, 2007.

     Total capital expenditures in 2007, excluding the planned investment in the timber funds, are expected to approximate $9.4 million, of which $4.5 million has been expended through June 30, 2007. The anticipated capital expenditures for the balance of 2007 include $2.7 million related to the Real Estate project at Gig Harbor, Washington and $1.6 million for the Bremerton West Hills property. Remaining planned capital expenditures are related to various property development projects, capitalized reforestation costs, and capital improvements at the Port Gamble townsite. The Partnership expects that the source of capital for these expenditures will be primarily funds generated internally through operations supplemented by external financing as necessary.

ACCOUNTING MATTERS

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

      Consolidation of ORM Timber Fund I, LP (the Fund): The Fund is owned 19% by Pope Resources, A Delaware Limited Partnership, 1% by Olympic Resource Management LLC and 80% by third-party investors. Olympic Resource Management LLC is the general partner of the Fund and earns management fees for managing the Fund and its properties. Transactions between the Fund and Pope Resources and its subsidiaries are eliminated in consolidation. The portion of loss attributed to the 80% of the Fund not owned by us is reported as Minority Interest-ORM Timber Fund I, LP.

      Purchased Timberlands Allocation: When the Partnership acquires timberlands, a purchase price allocation is performed that allocates the acquisition cost between the categories of merchantable timber, premerchantable timber, and land based upon the relative fair values pertaining to each of the categories. When timberland is acquired the land is evaluated for current value. To the extent the land has value under current market conditions as something other than timberland, generally referred to as HBU (or "higher-and-better-use"), we assign a value greater than that typically associated with timberland.

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


     Depletion-Estimated Volume: Inventory volumes take into account the applicable state and federal regulatory limits on timber harvests as applied to the Partnership's properties, including the Forests and Fish law that supplements Washington State's forest practice regulations to provide for expanded riparian management zones, wildlife leave trees, and other harvest restrictions. Timber inventory volume is tracked by the Partnership's standing timber inventory system, which utilizes annual statistical sampling of the timber (cruising) with annual adjustments made for estimated growth and the depletion of areas harvested.

     The standing inventory system is subject to two processes each year to monitor accuracy. The first is the annual cruise process and the second is a comparison of (a) volume actually extracted by harvest, to (b) inventory for the corresponding stands of harvested timber in the standing inventory system at the time of the harvest. A "cruise" represents a physical measurement of timber on a specific set of acres. The cruise process is completed when the physical measurement totals are compared to the inventory in the standing inventory system. The standing inventory system is then updated for the results of the cruise. Only productive acres with timber that is at least 20 years old are selected to cruise. We plan to cruise 20% of such acres in 2007 and each year thereafter. Specific acres are first selected for cruising with a bias towards those acres that have gone the longest without a cruise and, second, with a bias towards those acres that have been growing the longest. As the cruise is being performed, only those trees with a breast-height diameter (approximately 4.5 feet from the ground) of at least 6 inches are measured for inclusion in the inventory.

     Environmental Remediation: The environmental remediation liability represents estimated payments to be made to monitor (and remedy if necessary) certain areas in and around the townsite and millsite of Port Gamble, Washington. Port Gamble is a historic town that was owned and operated by Pope & Talbot, Inc. ("P&T") until 1985 when the townsite and other assets were spun off to the Partnership. P&T continued to operate the townsite until 1996 and leased the millsite at Port Gamble through January 2002, at which point P&T signed an agreement with the Partnership dividing the responsibility for environmental remediation of Port Gamble between the two parties.

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

     Property development costs: The Partnership is developing several master planned communities with the Gig Harbor and Bremerton projects the most notable currently. Costs of development, including interest, are capitalized for these projects and allocated to individual lots based upon their relative preconstruction value. This allocation of basis supports, in turn, the computation of those amounts reported as a current vs. long-term asset ("Land Held for Sale" and "Land Held for Development", respectively). As lot sales occur, the allocation of these costs becomes part of cost of sales attributed to individual lot sales. Costs associated with land including acquisition, project design, architectural costs, road construction, and utility installation are accounted for as investment activities (as opposed to an operating activity) on our statement of cash flows. These investments are often made for a number of years prior to the realization of revenue from the disposition of these properties. Cash generated from the sale of these properties is classified as an operating activity on our cash flow statement as the sale of these properties is the main operating activity of our Real Estate segment.

     Percentage of Completion Revenue Recognition: The Partnership accounts for revenue recognized from development sales consistent with Statement of Financial Accounting Standards No. 66 Accounting for Sales of Real Estate. When a real estate transaction is closed with significant outstanding obligations to complete infrastructure or other construction, revenue is recognized on a percentage of completion method by calculating a ratio of costs incurred to total costs expected. Revenue is deferred by the ratio of remaining costs to complete. As a result of this accounting, the Partnership has deferred $1.3 million of revenue related to the Bremerton West Hills closing. An additional $7.2 million of revenue related to the Gig Harbor retail pad closing has been deferred due to a rescission clause in the purchase and sale agreement that can be exercised by the buyer if we do not complete certain infrastructure improvements.


ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

Interest Rate Risk
------------------

     As of June 30, 2007, 2007, the Partnership had $30.8 million of fixed-rate debt outstanding with a fair value of approximately $32.0 million based on the current interest rates for similar financial instruments. A change in the interest rate on fixed-rate debt will affect the fair value of the debt, whereas a change in the interest rate on variable-rate debt will affect interest expense and cash flows. A hypothetical 1% change in prevailing interest rates would change the fair value of the Partnership's fixed-rate long-term debt obligations by $1.0 million.

ITEM 4. CONTROLS AND PROCEDURES

     The Partnership's management maintains a system of internal controls, which management views as adequate to promote the timely identification and reporting of material, relevant information. Those controls include (1) requiring executive management and all managers in accounting roles to sign and adhere to a Code of Conduct and (2) implementation of a confidential hotline for employees to contact the Audit Committee directly with financial reporting concerns. Additionally, the Partnership's senior management team meets regularly to discuss significant transactions and events affecting the Partnership's operations. The Partnership's President & Chief Executive Officer and Vice President & Chief Financial Officer ("Executive Officers") lead these meetings and consider whether topics discussed represent information that should be disclosed under generally accepted accounting principles and the rules of the SEC. The Board of Directors of the Partnership's general partner includes an Audit Committee. The Audit Committee reviews the earnings release and all reports on Form 10-Q and 10-K prior to their filing. The Audit Committee is responsible for hiring the Partnership's external auditors and meets with those auditors at least eight times each year.

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

Fee Timber

     Fee Timber revenue is generated primarily through the sale of softwood logs to both domestic mills and third-party intermediaries that resell to the export market. The domestic market for logs in the Puget Sound region of Washington State has been impacted by imported lumber from Canada and decreased demand for lumber as engineered wood products have gained market acceptance in the U.S. These factors have had the effect of concentrating mill ownership with larger mill operators and decreasing the number of mills operating in the Puget Sound region. If this trend continues, decreases in local demand for logs may decrease our profitability. Recent strengthening of the Canadian dollar has decreased the volume of lumber and logs exported from Canada into the U.S. To the extent this trend was to reverse, log supplies in the U.S. may increase, resulting in a decrease in log prices.

     Moreover, housing construction starts domestically and abroad tend to correlate positively with the demand for timber and timber products. During periods in which housing starts decline, timber companies, including the Partnership, often experience decreases in log prices and, where such declines are protracted or severe, price declines can have a material adverse impact upon Fee Timber revenues. Among the factors currently affecting U.S. domestic housing demand are increasing interest rates and a growing economic uncertainty fueled, among other things, by a perceived increased risk in mortgage markets. These factors are expected to continue for the remainder of 2007 or longer and are likely to create further downward pressure on log prices. As a result, we expect the trend of lower log prices to continue or worsen, and if these circumstances become protracted, we may experience adverse impacts upon our Fee Timber income which may have a material adverse effect upon our results of operations.

     Additionally, over the last few years the Partnership has seen the price of logs erode in the Japanese market as competing logs and lumber from regions outside of the U.S. and engineered wood products have gradually gained market acceptance. These export markets for Pacific Northwest logs are significantly affected by fluctuations in U.S. and Japanese economies, as well as by the foreign currency exchange rate between the Japanese yen and the U.S. dollar.

     Our ability to grow and harvest timber can be significantly impacted by legislation, regulations or court rulings that restrict or stop forest practices. Restrictions on logging, planting, road building, fertilizing, managing competing vegetation and other activities can significantly increase the cost or reduce available inventory thereby reducing income.

Timberland Management & Consulting

     The Timberland Management & Consulting (TM&C) segment is currently operating with one major timberland management client. Management is working to expand our fee-for-service business in part through the launch of the timber fund business. The TM&C segment will be paid management fees from the Fee Timber segment where the Fund's primary activities are reported. To date we have launched ORM Timber Fund I, LP and we are working on obtaining capital commitments for ORM Timber Fund II, our second timber fund. Unlike other components of our business, which relate solely or primarily to real estate and timber operations, this line of business carries risks relating to the offer and sale of securities, and to the management of investment operations, including potential liability to investors if we are determined to have made material misstatements or omissions to those investors, potential accusations that we have breached fiduciary duties to other limited partners, and similar types of investor action. Moreover, litigation of shareholder-related matters can be expensive and time consuming, and if brought, would likely distract management from their focus on ordinary operating activities.

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

Environmental Remediation

        We maintain on our balance sheet a liability reflecting our estimate of the Partnership's liabilities for environmental remediation for the Port Gamble townsite. That liability is shared with Pope & Talbot, Inc. ("P&T"), under a contribution agreement. The contribution agreement, however, does not completely limit the Partnership's liability for environmental damages at Port Gamble. Among other things, the Partnership may have liability for remediation costs in excess of the estimated amounts if and to the extent P&T fails to satisfy its obligations under the contribution agreement. On August 6, 2007 P&T announced that it had entered into a forbearance agreement with its senior lenders. One of the provisions of this forbearance agreement is a covenant requiring efforts to solicit offers to purchase all or substantially all of P&T's assets or equity interests. P&T previously has made public announcements of matters that raise questions about the firm's solvency, and the forbearance agreement and other similar announcements raise questions surrounding P&T's ability to continue as a going concern and its ability to contribute financially to the environmental remediation of Port Gamble. Were P&T to fail to satisfy its obligations under the contribution agreement, whether because of its solvency issues or otherwise, the Partnership's liability for Port Gamble remediation costs may increase, and those increases may be material to the Partnership. Moreover, to the extent there arises substantial doubt about P&T's ability to satisfy its liabilities, the Partnership may be required to increase its liability for its estimates for environmental remediation, which would be reflected in a charge to earnings during the period in which the estimated liability is increased. We are still assessing the potential implications of this new information about P&T for the sharing of remediation costs at Port Gamble.

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

     99.1 Press release announcing quarterly financial results, incorporated by reference to the registrant's Current Report on Form 8-K filed on August 2, 2007.

                                   SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2007.


                                 POPE RESOURCES,
                                 A Delaware Limited Partnership

                                      By: POPE MGP, Inc.
                                          Managing General Partner


                                          By: /s/ David L. Nunes
                                              --------------------------------
                                          David L. Nunes
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)


                                          By: /s/ Thomas M. Ringo
                                             ---------------------------
                                          Thomas M. Ringo
                                          Vice President and CFO
                                          (Principal Accounting and Financial
                                          Officer)