Form 10-Q
period 2007-09-30
POPE RESOURCES LTD PARTNERSHIP
filed 2007-11-08
CIK 784011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

Form 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Large Accelerated Filer	Accelerated Filer	X	Non Accelerated Filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-2 of the Exchange Act Yes____ No__X_

Partnership units outstanding at November 1, 2007: 4,688,277

Pope Resources
Index to Form 10-Q Filing
For the Quarter Ended September 30, 2007

PART I – FINANCIAL INFORMATION

ITEM 1

Pope Resources
Condensed Consolidated Balance Sheets
(unaudited, in thousands)

	September 30,	December 31,
	2007	2006
Assets
Current assets:
Cash and cash equivalents	$3,940	$7,194
Short-term investments	27,000	25,000
Accounts receivable	2,133	1,074
Land held for sale at cost	4,624	2,813
Current portion of contracts receivable	4,571	4,547
Prepaid expenses and other	486	499
Total current assets	42,754	41,127
Properties and equipment at cost:
Land held for development	16,716	13,294
Land and land improvements	22,324	22,327
Roads and timber (net of accumulated
depletion of $47,787 and $43,461)	94,483	98,110
Buildings and equipment (net of accumulated
depreciation of $7,086 and $6,748)	3,622	3,405
	137,145	137,136
Other assets:
Contracts receivable, net of current portion	1,275	1,161
Other	244	858
	1,519	2,019

Total assets	$181,418	$180,282

Liabilities and Partners' Capital
Current liabilities:
Accounts payable	$1,479	$1,114
Accrued liabilities	1,438	3,083
Current portion of long-term debt	1,342	1,342
Deferred revenue	7,747	8,838
Environmental remediation	158	236
Minority interest - IPMB	3	77
Other current liabilities	97	85
Total current liabilities	12,264	14,775

Long-term debt, net of current portion	29,490	30,866
Other long term liabilities	282	351

Minority interest - ORM Timber Fund I, LP	45,969	46,685

Partners' capital (units outstanding 4,688 and 4,647)	93,413	87,605

Total liabilities and partners' capital	$181,418	$180,282

See accompanying notes to condensed consolidated financial statements.

Pope Resources
Condensed Consolidated Statements of Earnings
(thousands, except per unit data)
(unaudited)

	Three Months Ended Sept 30,		Nine Months Ended Sept 30,
	2007	2006	2007	2006

Revenues	$12,171	$18,024	$34,284	$49,717
Cost of timber and land sold	(5,171)	(6,198)	(14,302)	(21,037)
Operating expenses	(2,815)	(2,448)	(7,426)	(7,476)
Environmental remediation	-	(114)	-	(114)
General and administrative expenses	(957)	(861)	(3,688)	(2,767)
Income from operations	3,228	8,403	8,868	18,323

Other income (expense):
Interest expense	(637)	(667)	(1,939)	(2,026)
Capitalized interest	294	218	812	580
Interest income	453	334	1,264	805
	110	(115)	137	(641)

Income before income taxes and minority interest	3,338	8,288	9,005	17,682

Income tax provision	(5)	(16)	(22)	(453)

Income before minority interest	3,333	8,272	8,983	17,229

Minority interest - IPMB	-	7	-	(112)
Minority interest - ORM Timber Fund I, LP	218	-	237	-

Net income	$3,551	$8,279	$9,220	$17,117

Allocable to general partners	$45	$107	$118	$221
Allocable to limited partners	3,506	8,172	9,102	16,896

Earnings per unit:
Basic	$0.76	$1.78	$1.97	$3.69
Diluted	$0.74	$1.74	$1.91	$3.60

Weighted average units outstanding:
Basic	4,687	4,645	4,679	4,641
Diluted	4,831	4,769	4,823	4,760

See accompanying notes to condensed consolidated financial statements.

Pope Resources
Condensed Consolidated Statements of Cash Flows
(unauduted, in thousands)
	Nine months ended September 30,
	2007	2006
Cash flows provided by operating activities
Net income	$9,220	$17,117
Add back (deduct) non-cash charges (credits):
Deferred revenue	(1,091)	1,032
Depletion	4,179	5,970
Equity based compensation	492	346
Depreciation and amortization	604	534
Deferred taxes	45	(11)
Minority interest	(237)	112
Cost of land sold	532	4,837
Change in working capital accounts:
Accounts receivable	(1,059)	-
Contracts receivable	(138)	(683)
Other current assets	13	(241)
Accounts payable	365	72
Accrued liabilities	(1,338)	(678)
Deposits	12	10
Environmental remediation	(78)	(23)
Other long term liabilities	(69)	106
Other long term assets	547	-
Other	(5)	2
Net cash flows provided by operating activities	11,994	28,502

Cash flows from investing activities:
Capital expenditures	(7,413)	(8,999)
Purchase of short-term investments	(2,000)	(14,000)

Net cash used in investing activities	(9,413)	(22,999)

Cash flows from financing activities:
Option exercises	649	248
Excess tax benefit from equity based compensation	-	42
Minority interest distribution	(75)	(166)
Repayment of long-term debt	(1,377)	(1,675)
Unitholder distribution	(5,032)	(3,650)

Net cash used in financing activities	(5,835)	(5,201)

Net increase (decrease) in cash and cash equivalents	(3,254)	302
Cash and cash equivalents at beginning of year	7,194	3,361

Cash and cash equivalents at end of the period	$3,940	$3,663

See accompanying notes to condensed consolidated financial statements.

Pope Resources
Notes to Condensed Consolidated Financial Statements
(Unaudited)
September 30, 2007

1.
The condensed consolidated financial statements as of September 30, 2007 and December 31, 2006 and for the three months (quarter) and nine-month periods ended September 30, 2007 and September 30, 2006 have been prepared by Pope Resources, A Delaware Limited Partnership (“the Partnership”) pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The condensed consolidated financial statements are unaudited, but, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2006, is derived from the Partnership’s audited consolidated financial statements and notes thereto for the year ended December 31, 2006, and should be read in conjunction with such financial statements. The results of operations for the 2007 interim periods are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2007.

2.
The financial statements in the Partnership's 2006 Annual Report on Form 10-K include a summary of significant accounting policies of the Partnership and this Quarterly Report on Form 10-Q should be read in conjunction with those policies.

3.
Basic net earnings per unit are based on the weighted average number of units outstanding during the period.  Diluted net earnings per unit are based on the weighted average number of units and dilutive unit options outstanding at the end of the period.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted average units outstanding (in thousands):
Basic	4,687	4,645	4,679	4,641
Dilutive effect of unit options	144	124	144	119
Diluted	4,831	4,769	4,823	4,760

Options to purchase 212,000 units at prices ranging from $9.30 to $37.73 per unit were outstanding as of September 30, 2007.  For computing the dilutive effect of unit options for the quarter and nine months ended September 30, 2007, no options were anti-dilutive and thus all options were included in the calculation.

Options to purchase 254,000 units at prices ranging from $9.30 to $37.73 per unit were outstanding as of September 30, 2006.  For computing the dilutive effect of unit options for the quarter and nine months ended September 30, 2006, options to purchase 1,100 units at prices ranging from $33.15 to $37.73 were not included in the calculation as they were anti-dilutive.

4.
In 2005, we adopted the 2005 Unit Incentive Plan.  Following adoption of this new plan the Board of Directors began issuing restricted units instead of unit options as its primary method of granting equity based compensation.

Restricted Units
The Partnership issues new units to those exercising partnership unit options and when granting partnership restricted units.  As of September 30, 2007, total compensation expense related to non-vested restricted unit awards not yet recognized was $1.3 million with a weighted average 31 months remaining to vest.  At September 30, 2007, there were 55,750 restricted units outstanding having an aggregate intrinsic value of approximately $2.4 million.

Unit Options

Unit options have not been granted since December 2005.  Units options granted prior to January 1, 2006 were non-qualified options granted at an exercise price not less than 100% of the fair value on the grant date.  Unit options granted to employees vested over four or five years.  Board members had the option of receiving their annual retainer in the form of unit options and those options vested immediately as they were granted monthly for services rendered during the month. Options granted generally have a life of ten years from the date of the grant.  As of September 30, 2007 there was $12,000 of unrecognized compensation cost related to unit options granted.

5.
The Partnership maintains a liability on its balance sheet to reflect our estimate of remaining costs to complete the environmental remediation at the Port Gamble townsite.  The clean up activities at this site have been shared with Pope & Talbot, Inc. (“P&T”) under a contribution agreement.  On August 6, 2007 P&T announced that it had entered into a forbearance agreement with its senior lenders.

Following this announcement management believes there is a possibility that all or some portion of P&T’s liability under the contribution agreement will not be fulfilled, as a result of which the Partnership my be required to meet all or a portion of P&T’s unsatisfied obligations.  Management does not currently have enough information to estimate the amount of this liability, but notes that P&T has a $1.2 million liability accrual on its books as reported in its June 30, 2007 Form 10-Q related to environmental liabilities at Port Gamble.

Subsequent to the period covered by this report, on October 28, 2007 P&T filed a petition under Canadian bankruptcy laws seeking protection from creditors in connection with restructuring its business. P&T has announced that it intends to continue limited operations during its insolvency proceedings but has given no assurance when or if it will exit bankruptcy or whether it will be able to satisfy its unsecured obligations.

6.
Supplemental disclosure of cash flow information: For the nine months ended September 30, 2007 and 2006, interest paid net of amounts capitalized amounted to $1.1 million and $1.5 million, respectively.  Income taxes paid for the nine months ended September 30, 2007 and 2006 amounted to $353,000 and $234,000, respectively.

7.
Revenue, operating income, and EBITDDA, which management uses as a measure of segment profit or loss, for the quarters and nine-month periods ended September 30, 2007 and 2006, by segment, including amounts relating to ORM Timber Fund I, LP, which is part of the Fee Timber segment, are as set forth below.

	Fee Timber			Timberland
Three Months Ended	Pope Resources		Total	Management &	Real
September 30 (Thousands)	Timber	Timberfund	Fee Timber	Consulting	Estate	Other	Consolidated
2007
Revenue internal	$8,697	$1,180	$9,877	$612	$1,979	$-	$12,468
Eliminations	(41)	-	(41)	(246)	(10)	-	(297)
Revenue external	8,656	1,180	9,836	366	1,969	-	12,171

Cost of sales	(3,522)	(1,106)	(4,628)	-	(543)	-	(5,171)

Operating expenses internal	(1,231)	(347)	(1,578)	(667)	(867)	(957)	(4,069)
Eliminations	27	232	259	57	(19)	-	297
Operating expenses external	(1,204)	(115)	(1,319)	(610)	(886)	(957)	(3,772)

Income (loss) from operations internal	3,944	(273)	3,671	(55)	569	(957)	3,228
Eliminations	(14)	232	218	(189)	(29)	-	-
Income (loss) from operations external	$3,930	$(41)	$3,889	$(244)	$540	$(957)	$3,228

EBITDDA reconciliation:
Minority interest	-	218	218	-	-	-	218
Depletion	908	522	1,430	-	-	-	1,430
Depreciation and amortization	61	26	87	21	49	48	205
EBITDDA	$4,899	$725	$5,624	$(223)	$589	$(909)	$5,081

2006
Revenue internal	$8,749	$-	$8,749	$581	$9,341	$-	$18,671
Eliminations	(635)	-	(635)	(3)	(9)	-	(647)
Revenue external	8,114	-	8,114	578	9,332	-	18,024

Cost of sales	(3,416)	-	(3,416)	-	(2,782)	-	(6,198)

Operating expenses internal	(1,139)	-	(1,139)	(546)	(1,524)	(861)	(4,070)
Eliminations	4	-	4	1	642	-	647
Operating expenses external	(1,135)	-	(1,135)	(545)	(882)	(861)	(3,423)

Income (loss) from operations internal	4,194	-	4,194	35	5,035	(861)	8,403
Eliminations	(631)	-	(631)	(2)	633	-	-
Income (loss) from operations external	$3,563	$-	$3,563	$33	$5,668	$(861)	$8,403

EBITDDA reconciliation:
Minority interest	-	-	-	7	-	-	7
Depletion	1,058	-	1,058	-	220	-	1,278
Depreciation and amortization	65	-	65	18	25	67	175
EBITDDA	$4,686	$-	$4,686	$58	$5,913	$(794)	$9,863

	Fee Timber			Timberland
Nine Months Ended	Pope Resources		Total	Management &	Real
September 30 (Thousands)	Timber	Timberfund	Fee Timber	Consulting	Estate	Other	Consolidated
2007
Revenue internal	$28,039	$2,726	$30,765	$1,763	$2,598	$-	$35,126
Eliminations	(123)	-	(123)	(689)	(30)	-	(842)
Revenue external	27,916	2,726	30,642	1,074	2,568	-	34,284

Cost of sales	(11,556)	(2,150)	(13,706)	-	(596)	-	(14,302)

Operating expenses internal	(3,206)	(872)	(4,078)	(1,757)	(2,433)	(3,688)	(11,956)
Eliminations	50	675	725	139	(22)	-	842
Operating expenses external	(3,156)	(197)	(3,353)	(1,618)	(2,455)	(3,688)	(11,114)

Income (loss) from operations internal	13,277	(296)	12,981	6	(431)	(3,688)	8,868
Eliminations	(73)	675	602	(550)	(52)	-	-
Income (loss) from operations external	$13,204	$379	$13,583	$(544)	$(483)	$(3,688)	$8,868

EBITDDA reconciliation:
Minority interest	-	237	237	-	-	-	237
Depletion	3,223	956	4,179	-	-	-	4,179
Depreciation and amortization	193	61	254	62	136	152	604
EBITDDA	$16,620	$1,633	$18,253	$(482)	$(347)	$(3,536)	$13,888

2006
Revenue internal	$32,924	$-	$32,924	$3,168	$14,311	$-	$50,403
Eliminations	(637)	-	(637)	(22)	(27)	-	(686)
Revenue external	32,287	-	32,287	3,146	14,284	-	49,717

Cost of sales	(15,194)	-	(15,194)	-	(5,843)	-	(21,037)

Operating expenses internal	(3,304)	-	(3,304)	(1,803)	(3,169)	(2,767)	(11,043)
Eliminations	20	-	20	23	643	-	686
Operating expenses external	(3,284)	-	(3,284)	(1,780)	(2,526)	(2,767)	(10,357)

Income (loss) from operations internal	14,426	-	14,426	1,365	5,299	(2,767)	18,323
Eliminations	(617)	-	(617)	1	616	-	-
Income (loss) from operations external	$13,809	$-	$13,809	$1,366	$5,915	$(2,767)	$18,323

EBITDDA reconciliation:
Minority interest	-	-	-	(112)	-	-	(112)
Depletion	5,750	-	5,750	-	220	-	5,970
Depreciation and amortization	198	-	198	54	102	180	534
EBITDDA	$19,757	$-	$19,757	$1,308	$6,237	$(2,587)	$24,715

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains a number of projections and statements about our expected financial condition, operating results, and business plans and objectives. These statements reflect our management's estimates based on our current goals, in light of currently known circumstances and management's expectations about future developments. Statements about expectations and future performance are “forward looking statements” within the meaning of federal and state securities laws. Because these statements describe our goals, objectives and anticipated performance, they are inherently uncertain, and some or all of these statements may not come to pass. Accordingly, you should not interpret these statements as promises that we will perform at a given level or that we will take any or all of the actions we currently expect to take. Our future actions, as well as our actual performance, will vary from our current expectations, and under various circumstances these variations may be material and adverse. Some of the factors that may cause our actual operating results and financial condition to fall short of our expectations are set forth in the part of this report entitled “Item 1A: Risk Factors ” below and other factors discussed elsewhere in this report or in our annual report on Form 10-K for the fiscal year ended December 31, 2006. The forward-looking statements in this report reflect our estimates as of the date of the report, and we cannot undertake to update these statements as our business operations and environment change.  References in this report to first-person pronouns such as “we,” “our,” and “us” refer to the Partnership or, when used to express intentions or expectations, to the Partnership’s management and managing general partner.

This discussion should be read in conjunction with the financial statements and related notes included with this report.

EXECUTIVE OVERVIEW

Pope Resources, A Delaware Limited Partnership (“we” or the “Partnership”), was organized in late 1985 as a result of a spin-off by Pope & Talbot, Inc. (“P&T”).  We are engaged in three primary businesses. The first, and by far most significant, segment in terms of owned assets and operations is the Fee Timber segment.  Operations in this segment consist of growing timber to be harvested as logs for sale to domestic and to a lesser extent export manufacturers.  The second most significant business in terms of total assets owned is the development and sale of real estate. Real Estate activities primarily take the form of securing permits, entitlements and, in some cases, installing infrastructure for raw land development, and then realizing that land’s value through the sale of larger parcels to buyers who may take the land further up the value chain to home buyers, residential developers, or to developers, operators and lessors of commercial property. Since these land projects ordinarily span multiple years, the Real Estate segment may incur losses for multiple years while a project is developed until that project is sold, which results in operating income to the extent the sale proceeds exceed our basis in the project.  Our third business is providing timberland-related services to third parties and raising investment capital from third parties for private equity timber funds , including a fund we established and manage, ORM Timber Fund I, LP (the “Fund”).

In late 2006, the Fund purchased 24,000 acres of timberland in two transactions using 95% of the Fund’s committed capital, or $58.5 million, of the $61.8 million committed overall.  As a result of these acquisitions, the Timberland Management & Consulting segment generates fees associated with management of the Fund.  The Fund is consolidated into our financial statements with the 80% third-party Fund interest reported as minority interest.  The fees associated with management of the Fund are eliminated in consolidation.

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

RESULTS OF OPERATIONS

The following table reconciles and compares key revenue and cost elements that impact our net income for each of the quarter and nine-month periods ended September 30, 2007 and , 2006.  In addition to the table’s detailed numeric analysis, the explanatory text that follows the table describes many of these changes by business segment:

QUARTER TO QUARTER COMPARISONS
(Amounts in $000's except per unit data)

	Q3 2007 vs. Q3 2006	Q3 2007 vs. Q2 2007

	Total	Total

Net income:
3rd Quarter 2007	$3,551	$3,551
2nd Quarter 2007		4,815
3rd Quarter 2006	8,279
Variance	$(4,728)	$(1,264)

Detail of earnings variance:
Fee Timber
Log price realizations (A)	$(183)	$(228)
Log volumes (B)	1,920	(4,618)
Depletion	(152)	608
Production costs	(1,059)	1,040
Other Fee Timber	(201)	(220)
Timberland Management & Consulting
Management fee changes	69	147
Disposition fee changes	-	-
Other Timberland Mgmnt & Consulting	(346)	(222)
Real Estate
Environmental remediation liability	114	-
Land sales	(5,050)	1,218
Other Real Estate	(192)	(216)
General & administrative costs	(96)	749
Interest net	225	110
Minority interest	211	363
Income taxes	12	5
Total change in earnings	$(4,728)	$(1,264)

(A) Price variance calculated by extending the change in average realized price by current period volume.
(B) Volume variance calculated by extending change in sales volume by the average log sales price for the comparison period.

Fee Timber

Fee Timber revenue is earned primarily from the harvest and sale of logs from the Partnership’s nearly 114,000 acres of fee timberland located in western Washington.  We also recognize Fee Timber revenue from sales of timber harvested from the 24,000 acres of timberland owned by the Fund.  Other revenue includes lease revenue generated from cell tower sites and sand and gravel pits located on our tree farms. Revenue from the sales of timberland tracts will also appear periodically in results for this segment. Our Fee Timber revenue is driven primarily by the volume of timber harvested, which we ordinarily express in terms of millions of board feet, or “MMBF”, and by the average prices realized on log sales, which we express in dollars per thousand board feet, or “MBF”.

The Fund harvested 2.3 MMBF and 4.9 MMBF during the three and nine month periods ended September 30, 2007, respectively, with an average price realized of $510/MBF and $558/MBF.  We plan to harvest a total of 5.5 MMBF from the Fund’s timberlands in 2007.  The Fund is consolidated into our financial statements and as a result the Fund’s harvest is included in the Fee Timber discussion.

When discussing our Fee Timber operations, we compare current results to both the previous quarter and the corresponding quarter of the prior year.  Both of these comparisons are made to help the reader gain an understanding of the trends in market price and harvest volumes that affect Fee Timber results of operations.  Revenue and operating income for the Fee Timber segment for the quarters ended September 30, 2007, June 30, 2007, and September 30, 2006 are as follows:

($ Million) Quarter Ended:	Log Sale Revenue	Mineral, Cell Tower & Other Revenue	Total Fee Timber Revenue	Operating Income	Harvest volume (MMBF)
September 30, 2007	$9.3	$0.5	$9.8	$3.9	15.2
June 30, 2007	14.1	0.5	14.6	7.3	22.6
September 30, 2006	7.6	0.5	8.1	3.6	12.1

The decrease in revenue and operating income for the current quarter relative to the preceding quarter of 2007 is attributable to a 7.4 MMBF decrease in harvest volume combined with a $15/MBF decrease in average price realized.  This decline in harvest volume is principally due to the acceleration of logging from the Columbia tree farm into the first two quarters of this year. Fee Timber revenue in the current quarter is $1.7 million higher than the comparable period in 2006 due to a 3.1 MMBF increase in harvest volume netted against a $12/MBF decrease in average price realized.  Harvest volume has increased in the current quarter compared to 2006’s third quarter due to inclusion of a higher proportion of the Hood Canal tree farm’s annual harvest in 2007 results and 2.3 MMBF of Fund volume not available for harvest in 2006.

Revenue and operating income for the Fee Timber segment for the nine-month periods ended September 30, 2007 and 2006 were as follows:

($ Million) Nine months Ended:	Log Sale Revenue	Mineral, Cell Tower & Other Revenue	Total Fee Timber Revenue	Operating Income	Harvest volume (MMBF)
September 30, 2007	$29.2	$1.4	$30.6	$13.6	47.9
September 30, 2006	31.0	1.3	32.3	13.8	50.8

The decrease in revenue and operating income in 2007 relative to 2006 is due primarily to a 2.9 MMBF decrease in volume harvested. Through the first nine months of 2007, we have harvested approximately 87% of our expected annual volume. Harvest volume during the first nine months of 2007 also includes 4.9 MMBF of Fund volume. Through September 30, 2006, we had harvested over 90% of our full-year harvest.

Log Volume

The Partnership harvested the following log volumes by species from its timberlands for the quarters ended September 30, 2007, June 30, 2007, and September 30, 2006 and the nine-month periods ended September 30, 2007 and 2006:

Log volumes (MBF):		Quarter Ended
Sawlogs		30-Sep-07	% Total	30-Jun-07	% Total	30-Sep-06	% Total
	Douglas-fir	7,602	50%	15,991	71%	8,626	71%
	Whitewood	2,272	15%	2,922	13%	483	4%
	Cedar	931	6%	575	2%	188	2%
	Hardwood	1,297	8%	878	4%	1,464	12%
Pulp
	All Species	3,127	21%	2,241	10%	1,386	11%
Total		15,229	100%	22,607	100%	12,147	100%

Log volumes (MBF):		Nine Months Ended
Sawlogs		30-Sep-07	% Total	30-Sep-06	% Total
	Douglas-fir	30,708	64%	36,908	73%
	Whitewood	5,985	13%	3,628	7%
	Cedar	1,566	3%	774	2%
	Hardwood	2,304	5%	3,170	6%
Pulp
	All Species	7,312	15%	6,350	12%
Total		47,875	100%	50,830	100%

Through September 30, 2007, we have harvested 48 MMBF of our targeted 55 MMBF annual harvest for this year.  In 2007, we have moderated the front loading of our annual harvest resulting in a greater proportion of our annual harvest volume falling in the third quarter.  Through September, 30, 2007 our production of whitewood sawlogs as a percentage of total harvest nearly doubled from the comparable period in 2006, in part because the Fund’s timberlands contain a higher proportion of whitewood inventory than our other tree farms.

Log Prices

While harvest volume is largely within management’s control, one additional factor that impacts our Fee Timber income is the price we realize upon selling our logs into the market.  We try to maximize Fee Timber revenue by adjusting the timing and mix of our harvest to take advantage of current market conditions where possible. However, log prices are a result of a broader range of economic and political factors and are largely beyond our ability to control, except at the margins. We realized the following log prices for the quarters ended September 30, 2007, June 30, 2007 and September 30, 2006 and the nine-month periods ended September 30, 2007 and 2006:

	Average price realizations (per MBF):
	Quarter Ended			Nine Months Ended
	30-Sep-07	30-Jun-07	30-Sep-06	30-Sep-07	30-Sep-06
Sawlogs
Douglas-fir	$622	$638	$662	$628	$672
Whitewood	446	477	462	467	446
Cedar	1,347	1,333	1,260	1,335	1,058
Hardwood	960	945	683	938	663
Pulp
All Species	353	398	281	397	261

Overall	$611	$626	$623	$611	$610

Douglas-fir: Douglas-fir represents the primary tree species growing on our timberlands.  This species is noted for its structural characteristics that make it generally preferable to other softwoods and hardwoods for the production of construction grade lumber and plywood.   The price realized on Douglas-fir logs decreased 3% for the current quarter versus the preceding quarter of 2007, and decreased 6% from the comparable quarter in 2006.  The market for Douglas-fir logs has progressively weakened during 2007 due to the decline in domestic housing starts.  On a year-to-date basis Douglas-fir prices fell 7% when compared to the prior year.

Whitewood: “Whitewood” is a term used to describe several softwood species, but for us primarily refers to western hemlock.  Though generally considered to be of a lower quality than Douglas-fir, these logs are also used for manufacturing construction grade lumber and plywood.  The average price realized on whitewood decreased 6% for the current quarter in 2007 versus the preceding quarter of 2007, and 3% from the comparable quarter in 2006.  The strong market for export quality whitewood sawlogs we were able to capitalize on in the first quarter of 2007 weakened as 2007 progressed.

Cedar: Cedar prices remained virtually the same in the current quarter versus the preceding quarter of 2007 and increased 7% from the comparable quarter in prior year.  Cedar prices typically weaken in the winter months as demand declines, largely because cedar lumber is used primarily as fencing and siding material. Peak demand for this product is in the summer months, with corresponding lower demand and log prices at the beginning and end of the calendar year.  On a year-to-date basis, our realized cedar price has increased 26% from the prior year. The strong price realized in both the current quarter and for the first nine months of 2007 reflects a general decline in cedar volume available in the Puget Sound area.  Notwithstanding these favorable price trends for cedar, the small amount of cedar in our sales mix produces only a slight impact on overall revenue and earnings.

Hardwood: “Hardwood” can refer to many different species, but on our tree farms primarily represents red alder and, to a lesser extent, big leaf maple.  The price realized from the sale of red alder sawlogs has increased steadily over the last couple years as new red alder mills have opened to take advantage of strong lumber pricing attributable to the growing acceptance of solid sawn red alder lumber products.  These mills manufacture lumber for use in furniture construction.  Hardwood log prices increased 2% in the current quarter relative to the preceding quarter of 2007 and increased 41% relative to the third quarter of 2006.  This increase from prior year is due to an increase in the quality of hardwood logs sold in the current year.

Pulp:  Pulp refers to a lower quality log of any species that is manufactured into wood chips.  These chips are used to manufacture many products including kraft linerboard for bag and cardboard box production and to a lesser extent bleached pulp for paper production.  The price realized from the sale of pulp logs is primarily driven by local wood chip inventories.  Pulp log prices in the current quarter decreased 11% from the preceding quarter of 2007, but increased by 26% from the comparable period in prior year.  On a year-to-date basis pulp prices are up 52% over the level realized during the first nine months of 2006. The increases in pulp log prices result from a decline in sawmill production.  Strong log prices combined with a weakening market for lumber has resulted in an increase in sawmill downtime which has in turn reduced the supply of wood chips available to the Puget Sound market.

Customers
The table below categorizes logs sold by customer type for the quarters ended September 30, 2007, June 30, 2007 and September 30, 2006 and for the nine-month periods ended September 30, 2007 and 2006:

	Q3 2007		Q2 2007		Q3 2006
Destination	Volume*	Price^	Volume*	Price^	Volume*	Price^
Domestic mills	11.9	$678	18.6	$656	9.9	$663
Export brokers	0.2	523	1.8	612	0.8	708
Pulp	3.1	353	2.2	398	1.4	281
Total	15.2	$611	22.6	$626	12.1	$623
* Volume in MMBF
^ Price per MBF

	Nine Months Ended
	30-Sep-07		30-Sep-06
Destination	Volume*	Price^	Volume*	Price^
Domestic mills	38.2	$652	41.5	$657
Export brokers	2.4	616	2.9	702
Pulp	7.3	397	6.4	261
Total	47.9	$611	50.8	$610
* Volume in MMBF
^ Price per MBF

Over the last several years, a strong domestic market for high-quality “peeler” logs used for producing a range of products requiring veneer components has emerged that has shifted log volume away from an already diminished export market.  Volume sold to domestic lumber mills represents 78% of volume sold in the third quarter of 2007, versus 82% for both the second quarter of 2007 and the third quarter of 2006. The decrease in the proportion of log volume sold to domestic mills in the third quarter of 2007 is due to an increase in proportion of volume sold to pulp mills. We adjusted our harvest schedule during the third quarter of 2007 to take advantage of the relatively strong market for pulp logs

Cost of Sales

Cost of sales for the Fee Timber segment consists of harvest and haul costs and depletion expense.  Harvest and haul costs represent the direct cost incurred to convert standing timber into logs and deliver those logs to their point of sale.  Depletion expense represents the estimated cost of acquiring and growing the harvested timber. The applicable depletion rate is derived by dividing the aggregate cost of timber and capitalized road expenditures by the estimated volume of merchantable timber available for harvest at the beginning of that year.  The depletion rate is then applied to the volume harvested in a given period to calculate depletion expense for that period.  Fee Timber cost of sales for the quarters ended September 30, 2007, June 30, 2007, and September 30, 2006 and the nine-month periods ended September 30, 2007 and 2006 are as follows:

($ Million) Quarter Ended:	Harvest, Haul and Other	Depletion	Total Cost of Sales	Harvest volume (MMBF)
September 30, 2007	3.2	1.4	4.6	15.2
June 30, 2007	4.3	2.0	6.3	22.6
September 30, 2006	2.3	1.1	3.4	12.1

($Million) Nine months Ended:	Harvest, Haul and Other	Depletion	Total Cost of Sales	Harvest volume (MMBF)
September 30, 2007	9.5	4.2	13.7	47.9
September 30, 2006	9.4	5.8	15.2	50.8

Per MBF Quarter Ended:	Harvest, Haul and Other	Depletion	Total Cost of Sales
September 30, 2007	$210	$94	$304
June 30, 2007	188	90	278
September 30, 2006	194	87	281

Per MBF Nine Months Ended:	Harvest, Haul and Other	Depletion	Total Cost of Sales
September 30, 2007	$199	$87	$286
September 30, 2006	186	113	299

Cost of sales decreased in the third quarter of 2007 versus the second quarter of 2007 due primarily to a reduction in harvest volume, and increased versus the comparable period in the prior year due to higher harvest volume.  Unit costs increased between the third and second quarters of 2007, due to higher harvest and haul cash costs together with a higher depletion rate due to the impact of harvest volume from the Fund’s timberlands where a separate depletion cost pool applies.  On a year-to-date basis, unit costs of $286 per MBF were lower than 2006 due to a lower depletion rate partially offset by higher harvest and haul costs.  The depletion rate in 2006 was impacted by harvest volume from timberland acquired during the fourth quarter of 2004 that had a separate depletion cost pool with a significantly higher depletion rate.

Depletion expense for the quarters ended September 30, 2007, June 30, 2007, and September 30, 2006 was calculated as follows:

	Quarter ended September 30, 2007
	Pooled	Separate	Combined
Volume harvested (MBF)	12,917	2,310	15,227
Rate/MBF	$70	$226	$94
Depletion expense ($ 000)	$908	$522	$1,430

	Quarter ended June 30, 2007
	Pooled	Separate	Combined
Volume harvested (MBF)	20,072	2,535	22,607
Rate/MBF	$70	$247	$90
Depletion expense ($ 000)	$1,411	$627	$2,038

	Quarter ended September 30, 2006
	Pooled	Separate	Combined
Volume harvested (MBF)	11,474	673	12,147
Rate/MBF	$69	$397	$87
Depletion expense ($ 000)	$791	$267	$1,058

	Nine Months Ended September 30, 2007
	Pooled	Separate	Combined
Volume harvested (MBF)	43,000	4,875	47,875
Rate/MBF	$70	$237	$87
Depletion expense ($ 000)	$3,023	$1,156	$4,179

	Nine Months Ended September 30, 2006
	Pooled	Separate	Combined
Volume harvested (MBF)	43,979	6,851	50,830
Rate/MBF	$69	$397	$113
Depletion expense ($ 000)	$3,033	$2,717	$5,750

The separate depletion pool for 2007 harvest volume represents harvest from timberlands owned by the Fund.  The separate depletion pool used for 2006 was attributable to a separate depletion pool created for a fourth quarter of 2004 timberland acquisition.  These separate depletion pools carry higher depletion rates than our combined pool as they include timber volume and associated cost of more recently acquired timber.

Operating Expenses

Fee Timber operating expenses were $1.3 million, $1.0 million, and $1.1 million for the quarters ended September 30, 2007, June 30, 2007, and September 30, 2006, respectively. Operating expenses for the nine-month periods ended September 30, 2007 and September 30, 2006 were $3.4 and $3.3 million, respectively.  Operating expenses include management, silviculture and the cost of both maintaining existing roads and building temporary roads required for harvest activities.

Timberland Management & Consulting

Revenue and operating income for the Timberland Management & Consulting segment for the quarters and nine-month periods ended September 30, 2007 and 2006 were as follows:

($ Million) Quarter Ended:	Revenue	Operating Income/(Loss)
September 30, 2007	$0.4	$(0.2)
September 30, 2006	0.6	-

($ Million) Nine Months Ended:	Revenue	Operating Income/(Loss)
September 30, 2007	$1.1	$(0.5)
September 30, 2006	3.1	$1.4

The segment posted revenue of $366,000 and an operating loss of $244,000 for the quarter ended September 30, 2007, which represents respective $212,000 and $277,000 declines from the comparable period in 2006.  The decreases in both revenue and operating income are due to a reduction in rate for acres under management, coupled with lower third-party consulting revenues.  On a year-to-date basis, revenue and operating income declined $2.0 million and $1.9 million, respectively, between 2006 and 2007.  This decline is also due to a reduction in rate for acres under management for our primary timberland management client, and a disposition fee earned in the first quarter of 2006 that did not recur in 2007.

The capital commitment for ORM Timber Fund I, LP expired on August 1, 2007.  We placed $58.5 million of the $61.8 million commitment.  Pope Resources’ capital co-investment in this fund totaled $11.7 million, or 20% of the Fund.  We are now organizing our second timber fund that we expect will total $100 million of equity capital, with our co-investment commitment at the same 20% level as in the first fund. As with the first fund, we will not be required to contribute the majority of this capital until suitable timber properties are identified and acquired.

Operating Expenses

Timberland Management & Consulting operating expenses for the quarters ended September 30, 2007 and 2006 were $610,000 and $545,000, respectively.  The increase in operating expenses for the quarter ended September 30, 2007 relative to the comparable period in the prior year is due to costs incurred to organize ORM Timber Fund II.  Operating expenses for the nine-month periods ended September 30, 2007 and 2006 were $1.6 million and $1.8 million, respectively.  The decrease in operating expenses is attributable to the reduction in expenses associated with our third-party consulting operation and a reduction in operating expenses associated with the Fund.

Real Estate

The Partnership’s Real Estate segment consists primarily of revenue from the sale of land together with residential and commercial property rents. The Partnership’s real estate holdings are located primarily in Pierce, Kitsap, and Jefferson Counties in Washington State.

Revenue and operating income for the Real Estate segment for the quarter and nine-month periods ended September 30, 2007 and 2006 were as follows:

($ Million) Quarter Ended:	Revenue	Operating Income
September 30, 2007	$2.0	$0.5
September 30, 2006	9.3	5.7

($ Million) Nine Months Ended:	Revenue	Operating Income/(Loss)
September 30, 2007	$2.6	$(0.5)
September 30, 2006	14.3	5.9

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

Real Estate revenue for the quarter and nine-month periods ended September 30, 2007 and 2006 consist of the following:

For the three months ended:
Description	Revenue	Gross Margin	Acres Sold	Revenue/Acre	Gross Margin/ Acre
September 30, 2007
Rural Residential	$350,000	$287,000	33	$10,606	$8,697
Commercial/business park	$230,000	$166,000	1	$230,000	$166,000
Revenue recognized on % complete for 2006 closings
complete for 2006 closings	$1,084,000	$668,000	NA	NA	NA
Rentals	293,000	293,000	NA	NA	NA
Other	12,000	12,000	NA	NA	NA
September 30, 2007 Total	$1,969,000	$1,426,000	34	$17,059	$13,324

September 30, 2006
Rural Residential	$428,000	$216,000	33	$12,970	$6,545
Commercial/business park	7,222,000	5,049,000	18	401,222	280,500
Raw land sale	1,400,000	1,003,000	401	3,491	2,501
Rentals	282,000	282,000	NA	NA	NA
September 30, 2006 Total	$9,332,000	$6,550,000	452	$20,022	$13,867

For the nine months ended:
Description	Revenue	Gross Margin	Acres Sold	Revenue/Acre	Gross Margin/ Acre
September 30, 2007
Rural Residential	$473,162	$389,000	45	$10,515	$8,644
Commercial/business park	$230,000	$166,000	1	$230,000	$166,000
Revenue recognized on % complete for 2006 closings
complete for 2006 closings	$1,097,000	$649,000	NA	NA	NA
Rentals	$754,000	$754,000	NA	NA	NA
Other	14,000	14,000	NA	NA	NA
September 30, 2007 Total	$2,568,162	$1,972,000	46	$15,286	$12,065

September 30, 2006
Rural Residential	$1,463,000	$1,044,000	282	$5,188	$3,702
Commercial/business park	10,649,000	5,623,000	37	287,811	151,973
Raw land sale	1,400,000	1,003,000	401	3,491	2,501
Rentals	760,000	760,000	NA	NA	NA
Other	12,000	11,000	NA	NA	NA
September 30, 2006 Total	$14,284,000	$8,441,000	720	$18,767	$10,653

Revenue and operating income for the Real Estate segment were lower in the third quarter of 2007 compared to third quarter 2006 due to a reduction in land sales.  We are projecting a significant decrease in revenue from land sales in 2007 relative to 2006.  We do, however, expect to recognize over $8.5 million of revenue in 2007 due to the recognition of deferred revenue on two 2006 transactions.  Our Real Estate segment had several large transactions in 2006 that are not expected to recur in 2007. This is consistent with our expected future performance in the Real Estate segment: we will experience periods where we recognize limited or no revenues, even during periods when we incur expenses, and will from time to time record relatively large amounts of revenue upon sales of property or, where appropriate, when all contingencies and closing conditions have been satisfied or waived.

At our property in Gig Harbor, Washington, we closed on the sale of nearly 6 acres of retail pad sites to Northwest Capital Investors (“NCI”) in late 2006.  Our agreement with NCI includes a rescission clause that can be exercised by NCI if we do not complete the installation of utilities and grading.  As a result of this rescission clause, all of the revenue on the transaction was deferred in 2006.  We will complete most of this work in 2007 and expect NCI’s rescission clause will be waived. As such, we anticipate recognizing almost all of the $7.2 million of revenue with gross profit of approximately $3.8 million in the fourth quarter of 2007. During the quarter ended September 30, 2007, we recognized $1.1 million of revenue with an estimated gross profit of $668,000 related to the Bremerton residential plat sale that also closed in late 2006. This revenue is being recognized as remaining commitments to install a storm water system and other infrastructure are completed.  At September 30, 2007, we have deferred revenue of approximately $7.5 million with an estimated gross profit of $3.9 million, which we expect to recognize during the fourth quarter of 2007.

Our rural residential lot program produces lots up to 80 acres in size, based on underlying zoning densities. This type of program typically entails an entitlement effort more modest in scale, usually involving simple lot segregations and boundary line adjustments.  Development activities include minor road building, surveying, and the extension of utilities.  We have a target of selling 150 to 300 acres annually from this program but we have exceeded that target range for the last few years as a result of a strong market for this type of land in our marketplace.  We expect rural residential sales for the full year 2007 to total less than 50 acres due to softening in our local markets for rural residential land

Cost of Sales

Real Estate cost of sales for the quarters ended September 30, 2007 and 2006 was $543,000 and $2.8 million, respectively.  On a year-to-date basis, cost of sales was $596,000 and $5.8 million for the nine-month periods ended September 30, 2007 and 2006, respectively.  Cost of sales in 2007 represents the cost basis in two rural residential lots sold and cost basis associated with the 2006 Bremerton residential sale.  Cost of sales in 2006 represents the cost basis of the Nisqually Land Trust, Costco Wholesale Corporation, YMCA and Poulsbo land sales as well as six rural residential land sales.

Operating Expenses

Real Estate operating expenses for the quarters ended September 30, 2007 and 2006 were $886,000 and $882,000, respectively.  For the nine-month periods ended September 30, 2007 and 2006 operating expenses were consistent at $2.5 million. These expenses represent primarily personnel costs and professional service fees incurred to pursue entitlements for  real estate projects and routine maintenance costs for the Port Gamble townsite.

Environmental Remediation

The Partnership has accrued liabilities for environmental cleanup of $164,000 and $242,000 as of September 30, 2007 and December 31, 2006, respectively. This accrual represents our estimated share of the liability for environmental clean up activities in and around the Port Gamble townsite following a negotiated settlement with Pope & Talbot, Inc. (“P&T”) in 2002.  Current activities at the site include monitoring to determine if prior clean up activities were effective.  Activity in the environmental remediation liability is detailed as follows:

	Balances at Beginning of Period	Additions to Accrual	Expenditures for Monitoring and Remediation	Balances at End of Period
Year Ended December 31, 2006	$158,000	$260,000	$176,000	$242,000
Quarter ended March 31, 2007	242,000	-	11,000	231,000
Quarter ended June 30, 2007	231,000	-	36,000	195,000
Quarter ended September 30, 2007	195,000	-	31,000	164,000

The environmental remediation liability on the Partnership’s books is based upon an estimate of the Partnership’s agreed upon portion of the cleanup costs.  While the majority of the Partnership’s portion of the cleanup efforts is complete, there remains the possibility that the remaining remediation or monitoring activities may exceed estimates, resulting in an additional environmental remediation charge.   The clean up activities at this site have been shared with Pope & Talbot, Inc. under a contribution agreement.  On August 6, 2007 P&T announced that it had entered into a forbearance agreement with its senior lenders. Following this announcement and subsequent to the period covered by this report, on October 28, 2007 P&T filed a petition under Canadian bankruptcy laws seeking protection from creditors in connection with restructuring the business. P&T has announced that it intends to continue limited operations during its insolvency proceedings but has given no assurance when or if it will exit bankruptcy or whether it will be able to satisfy its unsecured obligations. Based on these and similar announcements management believes there is a possibility that all or some portion of Pope & Talbot’s liability under the contribution agreement will not be fulfilled and could have a material impact on our estimated liability. Were P&T to fail to satisfy its cleanup obligations, the Partnership may be liable for some or all of P&T’s share of remediation costs. Management does not currently have enough information to estimate the certainty or the amount of any such liability. However, prior to seeking protection from its creditors P&T had publicly reported a $1.2 million liability accrual for environmental cleanup costs related to Port Gamble.

General and Administrative (G&A)

G&A expenses for the quarters ended September 30, 2007 and 2006 were $957,000 and $861,000, respectively. For the nine months ended September 30, 2007 and 2006 G&A expenses were $3.7 million and $2.8 million, respectively.  The increase in G&A expenses in 2007 is due primarily to professional service fees incurred to evaluate capital structuring alternatives with management and the Board of Directors of the General Partner.  This work has been completed.  G&A expenses for the remainder of 2007 are not expected to vary significantly from G&A expenses incurred during the same period of 2006.

Interest Income and Expense

Interest income for the quarter ended September 30, 2007 increased to $453,000 from $334,000 for the corresponding period of 2006.  On a year-to-date basis, interest income increased to $1.3 million from $805,000 for the corresponding period in 2006.  The increase in interest income is due to higher cash and short-term investments balances.

Interest expense prior to the reduction for capitalized interest declined from $667,000 for the three-month period ended September 30, 2006 to $637,000 for the comparable period in 2007. Capitalized interest for the three-month periods ended September 30, increased from $218,000 in 2006 to $294,000 in 2007.  On a year-to-date basis, interest expense prior to the reduction for capitalized interest decreased to $1.9 million from $2.0 million for the corresponding period in 2006. Capitalized interest for the nine months ended September 30 increased from $580,000 in 2006 to $812,000 in 2007.  The decrease in interest expense is attributable to regularly scheduled annual principal payments due on our timberland mortgage while the increase in capitalized interest expense relates to the increase in basis on land projects that are currently under development.  The Partnership’s debt consists primarily of mortgage debt with a fixed interest rate.

Income Tax

Pope Resources is a limited partnership and is, therefore, not subject to federal income tax. Taxable income/loss is reported to unitholders each year on a Form K-1 for inclusion in each unitholder’s tax return. Pope Resources does have corporate subsidiaries, however, that are subject to income tax.

For the quarter ended September 30, 2007 the Partnership recorded tax expense of $5,000, as compared to tax expense of $16,000 for the corresponding period in 2006.  On a year-to-date basis, income tax expense was $22,000 and $453,000 for the periods ended September 30, 2007 and 2006, respectively.  The decline in income tax expense on a year-to-date basis is due to income tax expenses incurred in the first quarter of 2006 in connection with receipt of an asset disposition fee that did not recur in 2007.

Minority Interest - IPMB

“Minority interest – IPMB” represents that share of income earned from the Investor Portfolio Management Business (IPMB) attributable to Pope MGP, Inc., the managing general partner of the Partnership.  The amendment to the Limited Partnership Agreement authorizing the Partnership to pursue the IPMB further specifies that income from the IPMB will be split using a sliding scale allocation method beginning at 80% to the Partnership’s wholly-owned subsidiary, ORM, Inc., and 20% to Pope MGP, Inc. The sliding scale allocation method evenly divides IPMB income between ORM, Inc. and Pope MGP, Inc. once such income reaches $7,000,000 in a given fiscal year.

Current activities of the IPMB are contained in the Timberland Management & Consulting segment, which includes timberland consulting, management, and expenses associated with the launch of our second private equity timber fund.  The minority interest-IPMB allocation of income in the third quarter of 2007 was zero and was a benefit of $7,000 in the comparable quarter in 2006. For the nine-months ended September 30, 2007 the minority interest-IPMB was zero and was an expense of $112,000 in the comparable prior year period.  Minority interest-IPMB allocation in 2007 reflects the reduction in the per-acre management fee rate for our primary timberland management client, and expenses associated with launching our second timber fund. In 2006 the benefit resulted from losses incurred in these businesses as we adjusted to a reduction in acres under management.

Minority Interest-ORM Timber Fund I, LP

“Minority Interest-ORM Timber Fund I, LP” represents that portion of the Fund’s income or loss attributed to the 80% of the Fund owned by third-party investors.  The increase in this amount in both the third quarter and first nine months of 2007 from the comparable periods in prior year is due to the increase in operating activities of the Fund given its acquisition of timberland in late 2006.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Liquidity and Capital Resources

We ordinarily finance our business activities using funds from operations and, where appropriate in management’s assessment, bank lines of credit. Funds generated internally from operations and externally through financing are expected to provide the required resources for the Partnership's future capital expenditures. The Partnership’s debt-to-total-capitalization ratio as measured by the book value of equity was 25% at September 30, 2007 versus 27% as of December 31, 2006.  The Partnership’s debt consists primarily of a timberland mortgage with a fixed amortization schedule and loan term, which includes a prepayment penalty.  We currently operate without an operating line of credit due to the cash we hold in excess of our current operating needs.  We will continue to monitor and forecast our expected cash requirements and may re-establish a line of credit if a need for additional liquidity should arise.

Over the remaining three months of 2007, management plans to harvest approximately 7 MMBF of timber, 6 MMBF of which will come from the Hood Canal and Columbia tree farms and 1 MMBF from the Fund’s tree farms, for a total fiscal 2007 harvest of 55 MMBF. Since harvest plans are based on demand and pricing, actual harvesting may vary subject to management's ongoing review.

For the nine months ended September 30, 2007, overall cash and cash equivalents decreased $3.3 million versus an increase of $302,000 for the corresponding period in the prior year.  Cash generated by operating activities was $12.0 million for the nine months ended September 30, 2007 versus $28.5 million of cash generated by operating activities for the corresponding period in 2006.  The decrease in cash generated by operating activities primarily results from a decrease in timber volume harvested and a decrease in Real Estate sales.

Cash used for investing activities decreased to $9.4 million for the nine months ended September 30, 2007 from $23.0 million for the corresponding period in 2006.  The change in cash used in investing activities is primarily the result of a decrease in cash from investing in auction rate securities combined with a decrease in capital expenditures at our project in Gig Harbor.  Capital expenditures of $7.4 million in the first nine months of 2007 included the following: $1.6 million for a development property acquisition adjacent to the Port Gamble townsite; development expenditures of $961,000 related to the Gig Harbor project; $1.8 million related to our project in Bremerton; capitalized interest of $812,000; $636,000 of other capitalized development costs; reforestation and roads costs of $699,000, vehicle replacement costs of $217,000, capitalized improvement costs at the Port Gamble townsite of $247,000, and $441,000 for various other building and equipment items

Investing activities in 2006 consisted of the purchase of $14.0 million of auction rate securities and $9.0 million of capital expenditures.  Year-to-date capital expenditures in 2006 consisted of the following: $5.6 million of capitalized development costs at the Gig Harbor site; $580,000 of interest capitalized to the Gig Harbor project, $1.1 million of capitalized development costs at the  Bremerton project, $513,000 of capitalized development costs on the Partnership’s other development properties; $667,000 of reforestation and road building costs on the owned timberlands; $328,000 of capital improvements at the Port Gamble townsite; and $133,000 of other miscellaneous capital expenditures.

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

The Hood Canal tree farm is concentrated at low elevations, which permits us to harvest trees year-round. Generally, we concentrate our harvests from this tree farm in the winter and spring when supply, and thus competition, is typically lower and, accordingly, when we can expect to receive higher prices. However, in late 2006, log prices softened as lumber prices declined on news of the slowdown in residential real estate sales.  As a result, in 2007, we moderated the front loading of our 2007 harvest.

With the acquisition of the Columbia tree farm in 2001, management expected a decrease in the seasonality of Fee Timber operations as the Columbia tree farm is at higher elevations where harvest activities are generally possible only in the late spring and summer months. In practice, over the last several years our harvest has tended to be more front-loaded, as log prices have been relatively strong in the first half of the year coupled with mild winter weather and low snowpack enabling management to front-load the harvest plan. As noted above this trend has been broken in 2007.  The timberlands owned by the Fund are at elevations  similar to the Columbia tree farm.  In future periods, management expects quarterly harvest volume to be affected by both local market conditions for logs and weather conditions.

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

Capital Expenditures and Commitments

We are currently seeking capital commitments from certain institutional investors for ORM Timber Fund II (“Fund II”).  Our current plans for this second fund are to raise $100 million of equity capital, with Pope Resources investing 20% of this amount, or $20 million.   The majority of this capital will not be called until Fund II has located suitable timber properties to acquire.  Meanwhile, the outstanding commitment for ORM Timber Fund I, LP of $642,000 expired unused on August 1, 2007 following a deployment of $58.5 million, including the Partnership’s investment of $11.7 million.

Total capital expenditures in 2007 are expected to approximate $9.4 million, of which $7.4 million has been expended through September 30, 2007.  The anticipated capital expenditures for the balance of 2007 include $1.0 million related to the Real Estate project at Gig Harbor, Washington, of which $350,000 pertains to capitalized interest, and $800,000 for the Bremerton West Hills property, of which $60,000 pertains to capitalized interest.  Remaining planned capital expenditures are related to various property development projects, capitalized reforestation costs, and capital improvements at the Port Gamble townsite.  The Partnership expects that the source of capital for these expenditures will be primarily funds generated internally through operations supplemented by external financing as necessary.

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

Purchased Timberlands Allocation:  When the Partnership acquires timberlands, a purchase price allocation is performed that allocates the acquisition cost between the categories of merchantable timber, premerchantable timber, and land based upon the relative fair values pertaining to each of the categories.  When timberland is acquired the land is evaluated for current value.  To the extent the land has value under current market conditions as something other than timberland, generally referred to as HBU (or “higher-and-better-use”), we assign a value greater than that typically associated with timberland.

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

Environmental Remediation:  The environmental remediation liability represents estimated payments to be made to monitor (and remedy if necessary) certain areas in and around the townsite and millsite of Port Gamble, Washington.  Port Gamble is a historic town that was owned and operated by Pope & Talbot, Inc. (“P&T”) until 1985 when the townsite and other assets were spun off to the Partnership.  P&T continued to operate the townsite until 1996 and leased the millsite at Port Gamble through January 2002, at which point P&T signed an agreement with the Partnership dividing the responsibility for environmental remediation of Port Gamble between the two parties.

The environmental remediation liability on the Partnership’s books is based upon an estimate of the Partnership’s portion of the clean-up costs under this agreement with P&T.  While the majority of the Partnership’s portion of the clean up efforts is complete, there remains the possibility that the remaining remediation or monitoring activities may exceed estimates, both because of variations in the projected overall costs and because of the possibility that P&T’s current financial condition may render P&T unable to satisfy all or a portion of its remaining obligations. As mentioned above,  and subsequent to the period covered by this report, on October 28, 2007 P&T filed a petition under Canadian bankruptcy laws seeking protection from creditors in connection with restructuring the business. P&T has announced that it intends to continue limited operations during its insolvency proceedings but has given no assurance when or if it will exit bankruptcy or whether it will be able to satisfy its unsecured obligations. These factors may result in the Partnership recording additional environmental remediation costs or reserves.  Management will continue to monitor the remaining liability against estimates to complete to determine if an adjustment to the environmental remediation liability is necessary to accurately represent management’s estimate of remaining cost to complete the project.

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

Percentage of Completion Revenue Recognition: The Partnership accounts for revenue recognized from development sales consistent with Statement of Financial Accounting Standards No. 66 Accounting for Sales of Real Estate.    When a real estate transaction is closed with significant outstanding obligations to complete infrastructure or other construction, revenue is recognized on a percentage of completion method by calculating a ratio of costs incurred to total costs expected.  Revenue is deferred by the ratio of remaining costs to complete.  As a result of this accounting, at September 30, 2007, the Partnership has deferred $231,000 of revenue related to the Bremerton West Hills closing.  An additional $7.2 million of revenue related to the Gig Harbor retail pad closing has been deferred due to a rescission clause in the purchase and sale agreement that can be exercised by the buyer if we do not complete certain infrastructure improvements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of September 30, 2007, 2007, the Partnership had $30.8 million of fixed-rate debt outstanding with a fair value of approximately $32.3 million based on the current interest rates for similar financial instruments. A change in the interest rate on fixed-rate debt will affect the fair value of the debt, whereas a change in the interest rate on variable-rate debt will affect interest expense and cash flows. A hypothetical 1% change in prevailing interest rates would change the fair value of the Partnership's fixed-rate long-term debt obligations by approximately $1.0 million.

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

Additionally, over the last few years the Partnership has seen the price of logs erode in the Japanese market as competing logs and lumber from regions outside of the U.S. and engineered wood products have gradually gained market acceptance. These export markets for Pacific Northwest logs are significantly affected by fluctuations in U.S. and Japanese economies, foreign currency exchange rate between the Japanese yen and the U.S. dollar, and finally shipping costs between the U.S. and Japan.

Our ability to grow and harvest timber can be significantly impacted by legislation, regulations or court rulings that restrict or stop forest practices. Restrictions on logging, planting, road building, fertilizing, managing competing vegetation and other activities can significantly increase the cost or reduce available inventory thereby reducing income.

Timberland Management & Consulting

The Timberland Management & Consulting (TM&C) segment is currently operating with one major timberland management client.  Management is working to expand our fee-for-service business in part through the launch of the timber fund business. The TM&C segment will be paid management fees from the Fee Timber segment where the Fund’s primary activities are reported.  To date we have  closed and fully invested the capital from ORM Timber Fund I, LP and we are working on obtaining capital commitments for ORM Timber Fund II, our second timber fund.  Unlike other components of our business, which relate solely or primarily to real estate and timber operations, this line of business carries risks relating to the offer and sale of securities, and to the management of investment operations, including potential liability to investors if we are determined to have made material misstatements or omissions to those investors, potential accusations that we have breached fiduciary duties to other limited partners, and similar types of investor action. Moreover, litigation of shareholder-related matters can be expensive and time consuming, and if brought, would likely distract management from their focus on ordinary operating activities.

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

Environmental Remediation

               We maintain on our balance sheet a liability reflecting our estimate of the Partnership’s liabilities for environmental remediation for the Port Gamble townsite. That liability is shared with Pope & Talbot, Inc. (“P&T”), under a contribution agreement. The contribution agreement, however, does not completely limit the Partnership’s liability for environmental damages at Port Gamble. Among other things, the Partnership may have liability for remediation costs in excess of the estimated amounts if and to the extent P&T fails to satisfy its obligations under the contribution agreement. On October 28, 2007, following the period covered by this report, P&T announced that it had commenced a proceeding to obtain protection from its creditors under Canadian bankruptcy laws while it seeks to restructure its business. P&T had previously entered into forbearance arrangements with certain of its lenders, one of the provisions of which required P&T to seek offers from others to buy P&T’s assets or equity interests. These and other announcements, including qualifications in P&T’s reported financial statements about its ability to continue as a going concern, raise substantial doubt about the firm’s solvency. These issues necessarily cause management to question P&T’s  ability to contribute financially to the environmental remediation of Port Gamble. The Partnership’s management does not currently have enough information to estimate the amount of this liability, but we note that P&T’s publicly reported financial statements reflect a $1.2 million liability accrual for environmental remediation related to Port Gamble.

Were P&T to fail to satisfy its obligations under the contribution agreement, whether because of its solvency issues or otherwise, the Partnership’s liability for Port Gamble remediation costs may increase, and those increases may be material to the Partnership. Moreover, to the extent there arises substantial doubt about P&T’s ability to satisfy its liabilities, the Partnership may be required to increase its liability for its estimates for environmental remediation, which would be reflected in a charge to earnings during the period in which the estimated liability is increased. We are still assessing the potential implications of this new information about P&T for the sharing of remediation costs at Port Gamble.\

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) – (e) None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

(a)           None

(b)	There have been no material changes in the procedures for shareholders of the Partnership’s general partner to nominate directors to the board.

ITEM 6. Exhibits

Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished with this report in accordance with SEC Rel. No. 33-8238.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished with this report in accordance with SEC Rel. No. 33-8238.

99.1	Press release announcing quarterly financial results, incorporated by reference to the registrant’s Current Report on Form 8-K filed on October 31, 2007.

99.1	Press release announcing unit repurchase plan, incorporated by reference to the registrant’s Current Report on Form 8-K filed on October 31, 2007

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 7, 2007.

POPE RESOURCES,
A Delaware Limited Partnership

By:	POPE MGP, Inc.
Managing General Partner

By: /s/ David L. Nunes
David L. Nunes
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Thomas M. Ringo
Thomas M. Ringo
Vice President and CFO
(Principal Accounting and Financial Officer)