Form 10-K
period 2007-12-31
POPE RESOURCES LTD PARTNERSHIP
filed 2008-03-11
CIK 784011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark one)
x	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2007

or

__	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from __________ to
Commission File No.  1-9035

Pope Resources, A Delaware Limited Partnership
(Exact name of registrant as specified in its charter)

Delaware	91-1313292
(State of Organization)	(IRS Employer I.D. No.)

19245 Tenth Avenue NE, Poulsbo, WA   98370
(Address of principal executive offices, Zip Code)

Registrant's telephone number, including area code: (360) 697-6626

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Depositary Receipts (Units)	NasdaqGSM

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes	___	No	X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
Yes	___	No	X

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
Accelerated Filer ____	Accelerated Filer X	Non-Accelerated Filer ____

Indicate by check mark whether the registrant is a shell company (as defined by rule 12b-2 of the Act). Yes ___   No    X

At June 30, 2007, the aggregate market value of the non-voting equity units of the registrant held by non-affiliates was approximately $ 184,815,000

The number of the registrant’s limited partnership units outstanding as of February 19, 2008 was 4,658,870.

Documents incorporated by reference:  None

Pope Resources, A Delaware Limited Partnership
Form 10-K
For the Fiscal Year Ended December 31, 2007

PART I

Item 1.	BUSINESS

OVERVIEW

Pope Resources, A Delaware Limited Partnership (the "Partnership"), was organized in 1985 as a result of a spin-off by Pope & Talbot, Inc.  (“P&T”), Pope & Talbot Development, Inc. and other P&T affiliates, of certain of P&T’s timberland and real estate development assets.

The Partnership currently operates in three primary business segments: (1) Fee Timber, (2) Timberland Management & Consulting, and (3) Real Estate.  Fee Timber operations consist of growing and harvesting timber from our tree farms.  Timberland Management & Consulting, through our subsidiary, Olympic Resource Management LLC (“ORMLLC”), provides timberland management and forestry consulting services to owners of timberlands as well as providing general partner and timberland management services on behalf of ORM Timber Fund I, LP (the “Fund”), which owned 24,000 acres of timberlands in western Washington as of December 31, 2007.  Our total equity investment in the Fund is $11.7 million, which represents a 20% interest in the Fund’s total invested capital of $58.0 million.  Real Estate operations consist of efforts to enhance the value of our land investments by obtaining the entitlements and, in some cases, building the infrastructure necessary to make further development possible.  Further segment financial information is presented in Note 11 to our consolidated financial statements included in this report.  Copies of the Partnership’s Securities Exchange Act reports and other information can also be found at www.orm.com.  The information contained in or connected to our web site is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report filed with or furnished to the SEC.

DESCRIPTION OF BUSINESS SEGMENTS

Fee Timber

Operations.  Our Fee Timber segment consists of operations surrounding management of the Partnership’s core assets: the Hood Canal tree farm, which consists of 70,000 acres located in the Hood Canal area of Washington, and the 43,000-acre Columbia tree farm located in southwestern Washington State.  The Partnership views its two tree farms as core holdings and manages them as a single operating unit.  We have owned the Hood Canal tree farm, substantially as currently comprised, since our formation, and we acquired the bulk of the Columbia tree farm in 2001.  Operations on the tree farms consist of the growing of timber and the subsequent harvesting and marketing of timber and timber products to both domestic and Pacific Rim markets.  Our Fee Timber segment produced 68%, 53%, and 78% of our consolidated revenue in 2007, 2006, and 2005, respectively.

Beginning in 2007 this segment also includes operations of the Fund, which is consolidated into our financial statements.  The Fund acquired 24,000 acres of timberland in the fourth quarter of 2006.  We harvested 5 million board feet (MMBF) from these timberlands in 2007.   Harvest and other operations of the Fund are not expected to contribute significantly to income as a separate depletion pool is applied to this harvest volume.  The depletion charge is expected to approximate net stumpage realized (delivered log price less harvesting and transportation cost) from the harvest.  Olympic Resource Management LLC is the Fund’s general partner and earns management fees and incurs expenses resulting from managing the Fund.  These fees are eliminated in consolidation of our financial results.

Inventory.   Inventory information presented below includes only the Hood Canal and Columbia tree farms.  The Fund tree farms are broken out and discussed separately.

We define “merchantable timber inventory” to mean timber inventory in productive timber stands that are 35 years of age and older, which represents management’s estimate of when merchantable value would be assigned to the timber in a timberland sale.  As of December 31, 2007, the tree farms’ total merchantable inventory volume was estimated to be 356 MMBF, which compares to estimated merchantable timber inventory volume of 392 MMBF at December 31, 2006.  The decline in merchantable inventory from 2006 to 2007 results primarily from harvest of merchantable stands, less the growth of remaining stands of timber.  The Fund’s merchantable inventory as of December 31, 2007 was 50 MMBF.

The Partnership’s merchantable inventory is spread among five-year age classes as follows:

	December 31,
Age Class	2007 Volume (in MMBF)	2006 Volume (in MMBF)
35 to 39	68	79
40 to 44	73	67
45 to 49	32	31
50 to 54	11	18
55 to 59	47	57
60 to 64	64	75
65+	61	65
	356	392

The Fund’s merchantable inventory is spread among age classes as follows:

December 31,
Age Class	2007 Volume (in MMBF)
35 to 39	5
40 to 44	9
45 to 49	1
50 to 54	14
55 to 59	7
60 to 64	1
65+	13
50

Timber inventory volume is estimated using an annual statistical sampling of the timber (a process called “cruising”), with adjustments made for estimated growth and depletion of areas harvested.  This process is monitored by comparing actual harvest volume to the corresponding estimates for those stands in the Partnership’s standing timber inventory system.  This analysis looks at each harvest unit and measures the variance between the actual cut and the projected inventory volume, with specific harvest unit variances typically offsetting one another to a small net aggregate variance.  The difference between the volume reflected in the inventory for a given year’s harvest units and the amount of harvest volume actually removed from those stands is usually within one to three percent of the volume harvested.  Inventory volumes take into account the applicable state and federal regulatory limits on timber harvests as applied to our properties, including Washington State’s forest practice regulations that provide for expanded riparian management zones, wildlife habitat, and other harvest restrictions.  The Partnership annually cruises about 15% to 20% of its productive timberland acres with stand ages of at least 20 years.

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

The Partnership’s total merchantable timber inventory as of December 31, 2007 is distributed among species as follows:
Species	Volume (in MMBF)	Percent of total
Douglas-fir	264	74%
Western hemlock	45	13%
Western red cedar	11	3%
Other conifer	12	3%
Red alder	20	6%
Other hardwood	4	1%
Total	356	100%

The Fund’s total merchantable timber inventory as of December 31, 2007 is distributed among species as follows:

Species	Volume (in MMBF)	Percent of total
Douglas-fir	20	40%
Western hemlock	17	34%
Western red cedar	1	2%
Other conifer	9	18%
Red alder	2	4%
Other hardwood	1	2%
Total	50	100%

The Hood Canal tree farm has significant acreage with mature timber and even more acreage with relatively immature trees, which results in what we call a “bimodal” age class pattern that management believes is common among western U.S. timberland owners.  This bimodal pattern can be dealt with in three primary ways: (1) delay harvests of mature acres to backfill what would otherwise be smaller harvest years until the immature trees become merchantable; (2) harvest the mature acres at a rate that more closely approximates rotation age and allow later harvest cash flows to decline for some period while the younger stands mature; or (3) acquire timberland properties with age-class characteristics that fill in the trough in the bimodal pattern.  The acquisition of the Columbia tree farm in 2001 is an example of a strategic timberland acquisition where the Partnership acquired a tree farm with age-class characteristics that helped to fill in age classes where the Hood Canal tree farm was deficient.  Management believes it not only made a sound value investment on its own merits in acquiring the Columbia tree farm, but also made significant progress toward smoothing the age-class distribution of the Partnership’s timberland holdings.

The Partnership’s tree farms as of December 31, 2007 total 113,000 acres excluding the Fund’s tree farms.  Of this total, approximately 96,000 acres are designated productive acres.  The Fund’s tree farms as of December 31, 2007 totaled nearly 24,000 acres, of which approximately 20,000 of those acres were designated productive acres.  Productive acres represent land that is suitable for growing and harvesting timber and excludes acreage that is unavailable for harvest because it is in protected wetlands or riparian management zones (stream set-asides).  Productive acres also reflect deductions for roads and other land characteristics that inhibit suitability for growing or harvesting timber.  As of December 31, 2007, total productive acres are spread by timber age class as follows:

Age Class	12/31/2007 Partnership Acres	%	12/31/2007 Fund Acres	%
Clear-cut	1,800	2%	154	1%
0 to 4	9,474	10%	590	3%
5 to 9	9,997	10%	1,432	7%
10 to 14	9,734	10%	1,797	9%
15 to 19	8,712	9%	3,191	16%
20 to 24	17,297	18%	4,195	21%
25 to 29	14,921	16%	2,714	13%
30 to 34	5,698	6%	3,529	18%
35 to 39	4,888	5%	463	2%
40 to 44	4,033	4%	518	3%
45 to 49	1,822	2%	84	0%
50 to 54	542	1%	660	3%
55 to 59	1,987	2%	267	1%
60 to 64	2,675	3%	34	0%
65+	2,315	2%	535	3%
	95,895	100%	20,163	100%

The Partnership's annual harvest level is derived from a long-term harvest planning model that factors in economic rotation ages of all stands, existing timber inventory levels, growth and yield assumptions, and regulatory constraints associated with the Washington State Forest Practices Act.  From this information, management develops annual and long-term harvest plans predicated on their assessment of existing and anticipated economic conditions with the objective of maximizing long-term values.  Management updates this plan periodically to take into account changes in timber inventory, including species mix, soil productivity classifications, volume, size, and age of the timber.  The long-term harvest plan is calculated using a non-declining even-flow harvest constraint, meaning that absent changes to available inventory or estimated growth rates, future harvest levels will  be as high as or higher than current levels.  Recent timberland acquisitions stocked primarily with merchantable timber have been harvested over the last two years resulting in incremental harvest volume in excess of our expected long term harvest levels.  These incremental harvests are now complete, and management expects a return to relatively consistent annual long-term harvest volume of approximately 49 MMBF for our tree farms and 8 MMBF for the Fund.  However, as discussed below in greater detail, given the relatively poor log markets experienced in late 2007 and expected to continue at least through 2008, we have decided to defer approximately 36% of our sustainable harvest.  As a result our planned harvest for 2008 is 32 MMBF on fee lands and 5 MMBF on the Fund lands.  The deferred harvest will be harvested when log markets have recovered.

Marketing and Markets.  We market timber using the manufactured log method, where we engage independent logging contractors to harvest the standing timber and manufacture it into logs that we then sell on the open market.  We retain title to the logs until delivery takes place, which normally occurs at a customer log yard.  We sell our logs both domestically and internationally through log exporting intermediaries.  Our principal international market is the Pacific Rim.  Logs going to this destination are generally sold to U.S.-based brokers who in turn sell direct to offshore customers.  Japan is by far the largest buyer of logs in the Pacific Rim market, though Korea and China represent secondary export markets that our customers sell to from time to time.  Over the last several years, the percentage of our annual production sold into export markets has ranged from 6% to 16%.  Factors that affect the proportion of our sales to export markets include the relative strength of U.S. and foreign building markets, currency exchange rates, and ocean transportation costs.

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

We had two major customers in our Fee Timber segment in 2007: Simpson Timber Company and Interfor, which represented 13% and 12%, respectively, of segment revenue.  Similarly, in 2006 the Fee Timber segment had two major customers, Simpson Timber Company and Weyerhaeuser Company, which represented 29% and 19%, respectively, of segment revenue.  Mill competition for available log supply is an important factor in the harvest and sale of logs.  For a number of years beginning in the mid-1990’s, we observed in our operating areas a trend toward lumber mill ownership consolidation and mill closure.  This trend has eased over the last several years with the actual and announced openings of several new mills in the Puget Sound region.  Management believes that the current weak markets for logs and lumber may renew the trend towards consolidation in mill ownership and/or mill closure over the coming years.  These factors could cause a decline in prices realized for the Partnership’s logs.  The Partnership delivered logs to over 40 separate customers during 2007.

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

Forestry and Stewardship Practices.  The Partnership's timberland operations incorporate management activities that include reforestation, control of competing brush in young stands, thinning of the timber to achieve optimal spacing after stands are established, and fertilization.  During 2007, the Partnership planted 1,197,000 seedlings on 2,751 acres.  This compares to the years 2006 and 2005 in which the Partnership planted 1,119,000 and 950,000 seedlings on 2,649 and 2,290 acres, respectively.  Seedlings are generally planted from December to April depending on weather and soil conditions.  The number of acres and seedlings planted will vary from year to year based upon harvest level, the timing of harvest, and seedling mortality rates on stands planted in prior years.  Management's policy is to stay current on its reforestation program, returning all timberlands to productive status as soon as economically feasible following harvest.

Sustainable Forestry Initiative (SFI®).  Since 2001, we have been a member of the SFI forest certification program.  Beginning in 2003, in conjunction with participation in the certification program, we have been subject to independent audits of the required standards for the program.  Management views this certification as an important indication of our commitment to manage our lands in a sustainable manner and to look for ways to continually improve our management practices.  We believe this commitment is an important business practice that contributes to our reputation and the long-term value of the Partnership’s assets.

In order to maintain this certification, management must document its timberland management policies against seven discrete SFI objectives: Land Management; Procurement; Forestry Research, Science and Technology; Training and Education; Regulatory Compliance; Public and Landowner Involvement in the Practice of Sustainable Forestry; and finally Review and Continual Improvement.

Beginning in 2007, SFI third-party audits increased from every three years to annually.  We were re-certified in 2007, including the newly acquired Fund lands.  Certification under SFI is currently a requirement for us to sell logs to a number of our customers in the Partnership’s geographic market.  We believe this certification allows us to obtain the best price for our logs while protecting the core timberland assets of the Partnership.

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

Timberland Management & Consulting

Background.  In March 1997, our unitholders authorized management to expand our timberland business into the Investor Portfolio Management Business (IPMB).  The IPMB has two complementary business strategies: timberland investment management and timberland management.  In 1997, the Partnership formed two wholly owned subsidiaries, ORM, Inc. and ORMLLC, to facilitate the IPMB activities.

Operations.  To date, the Timberland Management & Consulting segment’s key operation has been to provide various aspects of timberland management services to third-party timberland owners.  The Timberland Management & Consulting segment represents 3%, 5% and 14% of consolidated revenue for the years ended December 31, 2007, 2006, and 2005, respectively.

Timberland Investment Management.  The goal of our timberland investment management program is to build and manage diversified timberland portfolios for investors.  Progress toward this goal includes the 2005 closing of the ORM Timber Fund I, LP (the “Fund”) with equity capital commitments of $61.8 million.  The two-year drawdown period for the Fund ended on August 1, 2007, during which time the Fund had invested $58.5 million of its capital commitment and released investors from the remaining $3.2 million of equity capital commitment.  The $58.5 million of invested capital was used to acquire two separate tree farms in Washington State totaling approximately 24,000 acres.  These tree farms represent relatively young properties that are expected to result in a low cash-on-cash yield during the ten-year investment term.  Most of the anticipated investment return for the Fund will be generated upon disposition when a large portion of the Fund’s acreage currently stocked with pre-merchantable timber will grow into higher-value merchantable timber stands.  ORMLLC earns an asset management fee for serving as general partner of the Fund.  In addition to serving as general partner of the Fund, ORMLLC earns a management fee for providing timberland management services to the Fund.

In 2007, we began marketing ORM Timber Fund II, Inc. (Fund II), which we expect to close in the first half of 2008 with capital commitments in excess of $100 million.  Capital committed to each of these funds includes a 20% co-investment by the Partnership.  Once a fund is closed, the drawdown period begins, during which time we seek suitable properties to acquire on behalf of the fund.  The drawdown period is typically two years, but can be extended an additional year by a vote of the investors in the Fund.  Investors fulfill their capital commitment as timberland properties are acquired.

Timberland Management.  As the name suggests, our timberland management activities provide forestland management, acquisition, and disposition services to timber property owners.  These services generally take the form of a long-term contract where ORMLLC personnel provide management expertise.  In December 2004, following an 18-month bankruptcy process, a court-approved liquidation plan transferred the ownership of 522,000 acres formerly owned by Crown Pacific LP to Cascade Timberlands LLC (“Cascade”).  On January 1, 2005 ORMLLC began managing those timberlands for Cascade.  Timberland sales by Cascade in 2005 to 2007 have reduced the current acres under management for Cascade to approximately 292,000 acres of Oregon timberland.  In 2007, Cascade was the Timberland Management & Consulting segment’s major customer, accounting for 67% of segment revenue.  At the end of 2006, ORM and Cascade entered into a three-year management agreement for the Oregon timberlands that expires in 2009 or upon the earlier sale of the managed property.  It is the goal of Cascade to ultimately dispose of these assets.

Forestry Consulting.  In addition to its timberland management activities, ORMLLC also earns nominal revenue by providing forestry-consulting services to third-party owners and managers of timberland assets in Washington, Oregon, and California.  In the last three years, the majority of the field services were provided by our McCloud, California field office and staff.  We elected to close this office effective December 31, 2007 in order to focus our attention more squarely on timberland management activities.

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

Customers.  Timberland management revenue in 2007 includes one client that represented 67% of segment revenue.

Competition.  ORMLLC and its subsidiaries compete against both larger and smaller companies providing similar services.  There are approximately 19 established timberland investment management organizations competing against us in the timberland portfolio development business.  The companies in this group have access to established sources of capital and, in some cases, increased economies of scale that can put ORMLLC at a disadvantage.  Smaller regional companies compete effectively on price for limited scope consulting and land management projects.

Investor Portfolio Management Business (IPMB).  IPMB operations include timberland management and timberland investment management.  Our activities on behalf of the Fund and Fund II are examples of timberland investment management activities.  Now that Fund I has acquired timberland properties, both timberland management and asset management fees are earned from administering the Fund.  These activities are, as well as the development and marketing costs associated with Fund I and Fund II, part of the IPMB.

Limitation on Expenditures:  The 1997 amendment to Pope Resources’ Limited Partnership Agreement authorizing launch of the IPMB limits our cumulative net expenditures incurred in connection with the IPMB to $5,000,000, including debt guarantees.  As of December 31, 2007 cumulative expenditures incurred in pursuit of IPMB opportunities, including guarantees, were less than cumulative income generated.  Therefore, cumulative net expenditures as of December 31, 2007 against the $5,000,000 limit are zero.

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

Real Estate

Background.  The Partnership's real estate activities are closely associated with the management of its timberlands.  Management continually evaluates our timberlands in terms of best economic use, whether this means continuing to grow and harvest timber or seeking a rezone of the property for sale or development.  After logging our timberlands, management has four primary options for what to do next with the land: reforest it; sell it as undeveloped property; improve it to various levels of development for sale as improved property; or to hold it as property slated for later development or sale.

Operations.   Real Estate operations include work considered by management necessary to maximize the value of the Partnership’s approximately 2,600-acre portfolio of property that management believes has a higher-and-better-use other than timberland, and leasing residential and commercial properties in the Port Gamble town site.  The former objective is generally obtained by securing the entitlements and/or physical improvements necessary to make development possible.  The Real Estate segment represents 29%, 42%, and 8% of consolidated revenue in 2007, 2006, and 2005, respectively.

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

We are working on master planned communities in Gig Harbor, Bremerton, Kingston and Hansville, Washington.  Due to each respective property’s size, development complexity, and regulatory environment, the projects are long-term in nature and require extensive time and capital investments to maximize returns.  An important activity aimed at a particular portion of the value-spectrum is the development of our “Rural Lifestyles” program through which rural residential lots are marketed both to those individuals intent on owning rural residential lots and to builders interested in building homes in rural locations.

Gig Harbor.   Gig Harbor, a suburb of Tacoma, Washington, is the site of a mixed-use development originally comprising 327 acres.  After 2007 sales, the Partnership has a property inventory including a 16-acre retail/commercial site, 32-acres of business park lots, and 203-acres of land with residential zoning.  During 2007, we fulfilled our obligations relating to road and utility infrastructure improvements, allowing revenue from the 2006 sale of 6 acres zoned for retail/commercial use to be recognized.  A 6 acre business park lot sale to a local church was also completed, and we entered into a purchase contract for the remaining 16-acre retail/commercial parcel.  We are currently planning for the residential portion of this property, as development of the residential property is subject to resolution of transportation and sewer treatment plant capacity issues with the City of Gig Harbor.  The retail/commercial and business park parcels have transportation and sewer capacities reserved and are not subject to resolution of either of these issues.

Bremerton.   In 1999 the City of Bremerton approved our request for a planned 264-acre mixed-use development on our property located within the Bremerton city limits.  The development plan included 64 acres zoned for industrial use and 200 acres zoned for residential.  In 2006, the Partnership completed the sale of the 200-acre residential land.  As a condition of the sale, the Partnership constructed infrastructure in 2006 and 2007 to serve the property.  The remaining 64 acres of property zoned as industrial park is being developed in two phases with a total of 24 lots with 9 acres set aside for roads and other common area improvements.  The construction for the 9-lot Phase I was completed in 2007 and this set the stage for the sale of 2 lots at the end of the year.  The timing for the construction of Phase II will be dependent on the absorption rate for remaining Phase I lots.

Kingston.  In 2005, management successfully championed the inclusion of the Partnership’s 356-acre primarily residential development project inside the Kingston Urban Growth Area, which thereby increased the property’s potential development density and value.  After a lengthy appeals process, the Central Puget Sound Growth Management Hearings Board validated the expansion of the Urban Growth Area in 2006 to include this property with vested Urban Cluster Residential zoning.  The Partnership prepared and submitted a formal master plan and subdivision application in 2007 that calls for the development of 750 residential units.  The Partnership owns an additional 366 acres bordering this project for which Kitsap County has an option expiring in 2008 to purchase and expand the existing county park.  This neighboring property can be subdivided into 5-acre lots if the County does not exercise its option.

Hansville.    The Partnership has a 152-acre residential development project in Hansville called Chatham.  The development is the result of a plat from 1913 that consisted of 10-acre lots that management has reestablished creating a total of 19 lots.  Construction of 2,300 feet of road, utilities, and a gated front entrance was completed in 2007 and marketing is underway to sell the lots.

Rural Residential.  Management has launched the Rural Lifestyles program to sell rural residential lots after harvest is completed or with properties that have marginal timber value or are encumbered by extended logging moratoriums.  These properties are typically non-contiguous smaller lots generally ranging in size between 5 and 40 acres with zoning ranging from one dwelling unit per 5 acres to one per 80 acres.  Development and disposition strategies vary depending on the property’s unique characteristics.  Development efforts and costs expended to ready these properties for sale include work to obtain development entitlements that will increase the property’s value as residential property as well as making improvements to existing logging roads; constructing new roads; extending dry utilities; and sometimes establishing gated entrances.

Commercial Properties

Port Gamble.  We currently own and operate the town of Port Gamble, Washington, north of Kingston on the Olympic Peninsula.  Port Gamble was designated a “Rural Historic Town” under Washington State’s Growth Management Act (GMA) in 1999.  This designation allows for substantial new commercial, industrial, and residential development using historic land use patterns and densities while maintaining the town’s unique architectural character.

P&T operated a sawmill at Port Gamble, from 1853 to 1995 and for the last seven years we have been working with P&T to remedy environmental contamination at the town and mill sites and to monitor results of the cleanup efforts.  After contamination was discovered at the town site, millsite, and in the adjacent bay, we entered into a settlement and remediation agreement with P&T pursuant to which both parties allocated responsibility for cleanup costs.  Under Washington law, both Pope Resources and P&T are "potentially liable persons" based on historic ownership and/or operation of the site.  These laws provide for joint and several liability among parties owning or operating property on which contamination occurs, meaning that cleanup costs can be assessed against any or all such parties.

 Our agreement with P&T, negotiated in 2002, was intended to apportion responsibility based on this principle, with P&T bearing the larger share of responsibility based upon their role in operating the site and upon their relatively lengthy ownership.  The P&T agreement resulted in the termination of a lease by P&T to operate the mill site as well as providing for the initiation of environmental cleanup activities, the responsibility for which has been shared by us and P&T.  Under that agreement P&T took responsibility for the landfills and cleanup of Port Gamble Bay and the Partnership took responsibility of the millsite and townsite.  At the end of 2006, cleanup of the landfills and townsite were completed as both received “No Further Action” letters from the Washington State Department of Ecology.  Efforts to cleanup the millsite and sediments in Port Gamble Bay continued in 2007.  However, P&T sought bankruptcy protection under Canadian law in October 2007 and filed a petition under Chapter 11 of the U.S.  Bankruptcy Code in Delaware in November 2007.  These events involving P&T raise substantial doubt in management's view as to whether P&T will satisfy all or any portion of its remaining obligations under our settlement and remediation agreement.  Accordingly, we have increased our remediation liability by $1.9 million to reflect our current estimate of the remediation costs.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Real Estate – Environmental Remediation Costs.”

Marketing.  Marketing activities in the Real Estate segment during 2007 consisted of marketing residential and commercial real estate for sale and lease.

Customers.  Management typically markets its land for sale to private individuals, residential contractors, and developers of commercial property.  Customers for rental space in the Port Gamble townsite consist of both individual and commercial tenants.

Competition.  Our Real Estate activities consist primarily of adding value to current land holdings.  Once those properties are ready for development, management will in most instances seek to market the property for sale, but in some instances may consider a strategy that would involve another developer with building expertise as a joint venture partner.

Transportation.  Land values for our Real Estate portfolio are strongly influenced by transportation limitations between the Kitsap Peninsula and the Seattle-Tacoma corridor.  Transportation options between Seattle-Tacoma and Kitsap County include driving on the Tacoma Narrows Bridge or taking one of several car ferries.  In 2007, the Washington State Department of Transportation completed a multi-year construction project to complete a new span to the Tacoma Narrows Bridge connecting Tacoma and Gig Harbor.  Ferry transportation in our market area currently utilizes vessels that carry both automobiles and passengers from each of the communities of Kingston, Bremerton, and Bainbridge Island, respectively, to and from Edmonds and Seattle.

Employees.

As of December 31, 2007, the Partnership employed 49 full-time, year-round salaried employees and 6 part-time and seasonal personnel, who are distributed among the segments as follows:

Segment	Full-Time	Part-Time/ Seasonal	Total
Fee Timber	17	3	20
Timberland Management & Consulting	7	1	8
Real Estate	15	2	17
General & Administrative	10	0	10
Totals	49	6	55

We closed our office in McCloud, California at the end of 2007.  The employees in that operation are not reflected in the table above.  None of our employees are subject to a collective bargaining agreement and the Partnership has no knowledge that any steps toward unionization are in progress.  Management considers the Partnership’s relations with its employees to be good.

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

Regulatory Structure.  The growing and harvesting of timber are subject to numerous laws and government policies to protect the environment, non-timber resources such as wildlife and water, and other social values.  Changes in those laws and policies can significantly affect local or regional timber harvest levels and market values of timber-based raw materials.  Real estate development activities are also subject to numerous state and local regulations such as the Washington State Growth Management Act.  In addition, the Partnership is subject to Federal, state, and local pollution controls (with regard to air, water and land); solid and hazardous waste management, disposal and remediation laws; and regulations in each segment and all geographic regions in which it has operations.

Endangered Species and Habitats.  A number of fish and wildlife species that inhabit geographic areas near or within Partnership timberlands have been listed as threatened or endangered under the Federal Endangered Species Act (ESA) or similar state laws in the United States.  Federal ESA listings include the northern spotted owl, marbled murrelet, a number of salmon species, bull trout and steelhead trout in the Pacific Northwest.  Listings of additional species or populations may result from pending or future citizen petitions or be initiated by Federal or state agencies.  Federal and state requirements to protect habitat for threatened and endangered species have resulted in restrictions on timber harvest on some timberlands, including some timberlands of the Partnership.  Additional listings of fish and wildlife species as endangered, threatened, or sensitive under the ESA and similar state laws as well as regulatory actions taken by Federal or state agencies to protect habitat for these species may, in the future, result in the following: an increase in operating costs; additional restrictions on timber harvests; impacts to forest management practices or real estate development activities; and potential impact on timber supply and prices.

Forestry Management Practices.  Forest practice acts in some U.S. states increasingly affect present or future harvest and forest management activities.  For example, in some states, these rules have one or more of the following impacts: limiting the size of clear-cut harvest units; requiring some timber to be left unharvested to protect water quality and fish and wildlife habitat; regulating construction and maintenance of forest roads; requiring reforestation following timber harvest; and providing for procedures for state agencies to review and approve proposed forest practice activities.  Federal, state, and local regulations protecting wetlands could affect future harvest and forest management practices on some of the Partnership’s timberlands.

Each state in which the Partnership owns or manages timberlands has developed “best management practices” to reduce the effects of forest practices on water quality and aquatic habitats.  Additional, more stringent regulations may be adopted in order to achieve the following: enhance water quality standards under the Federal Clean Water Act; protect fish and wildlife habitat; or advance other public policy objectives.

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

Item 1A.                      RISK FACTORS

We have certain environmental remediation liabilities, and those liabilities may increase.  We own certain real estate at the Historic Port Gamble townsite on the Kitsap Peninsula in western Washington.  We are party to an agreement with P&T, pursuant to which we and P&T allocated responsibility for cleanup costs.  Under Washington law, both Pope Resources and P&T are “potentially liable persons” based on ownership and/or operation of the site.  These laws provide for joint and several liability among parties owning or operating property on which contamination occurs, meaning that cleanup costs can be assessed against any or all such parties.  Our agreement with P&T was intended to apportion responsibility based on this principle, with P&T bearing the larger share of responsibility based upon their role in operating the site and upon their relatively lengthy ownership.  We maintain on our balance sheet an accrual that represents our estimated share of the remediation costs, and we adjust that accrual periodically based on such factors as test results, cleanup cost estimates, and related factors.

We increase the recorded liability if our current estimates of those costs exceed the previously established accrual, and we recognize an expense in the period reflecting the adjustment.  If our estimates are inaccurate, or if new or previously unknown facts are discovered that increase our share of these costs, we may experience adverse impacts upon our results of operations and financial condition.  In that vein, P&T’s financial condition has declined markedly in recent years, with P&T first disclosing questions about its ability to continue as a going concern in its Annual Report on Form 10-K for the fiscal year ended December 31, 2006.  Since that time we have closely monitored P&T’s financial disclosures, including its repeated attempts to restructure its credit arrangements throughout the second and third quarters of 2007 and culminating in a late October 2007 bankruptcy filing in Canada, followed in November 2007 by a Chapter 11 bankruptcy filing in the United States.  Since then, P&T has undertaken to sell substantially all of its assets.  These actions raised substantial doubt in management’s views as to whether P&T can meet all or any portion of its obligations under our settlement and remediation agreement.

Because of the joint and several liability that attends to the cleanup obligation, management has taken a number of steps to address our own exposure.  As such, our results for the fourth quarter and fiscal year 2007 reflect a $1.9 million charge to earnings to increase our environmental remediation liability for Port Gamble.  Second, because we have increased our estimate of the potential costs on several occasions in the past, we have revised our methodology for assessing this liability, shifting to a “Monte Carlo simulation” analysis which we hope will improve our ability to predict the actual liability for the remaining cleanup.  Third, we are in active discussions with the Washington State Department of Ecology to promote protection of the environment, optimize and appropriately allocate the remaining cleanup liabilities, and maximize our control over the remediation process.  Finally, we are monitoring the P&T bankruptcy action as an unsecured creditor in an effort to maximize any potential recovery from P&T’s remaining assets, although we have substantial doubt as to whether we will recoup any material portion of those assets because substantially all of P&T’s assets are subject to the security interests of its lenders.

Management continues to monitor closely both the Port Gamble cleanup process and the P&T bankruptcy proceeding; however, in light of current circumstances our addition of $1.9 million to the remediation liability reflects what management believes to be the best estimate of the remaining cleanup cost based upon an estimation method that represents the most likely outcome.

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

Consolidation of sawmills in our geographic operating area may reduce competition among our customers, which could adversely affect our log prices.  We have experienced in the past, and may continue to experience, consolidation of sawmills in the Pacific Northwest.  Because a portion of our cost of sales in our fee timber segment consists of transportation costs for delivery of logs to domestic sawmills, it becomes increasingly expensive to transport logs over longer distances for sales in domestic markets.  As a result, a reduction in the number of sawmills, or in the number of sawmill operators, may reduce competition for our logs, may increase our transportation costs, or both.  These consolidations thus may have a material adverse impact upon our Fee Timber revenue or income and, as that segment has traditionally represented our largest business unit, upon our results of operation and financial condition as a whole.

We are sensitive to demand and price issues relating to our sales of logs in both domestic and foreign markets.  We generate Fee Timber revenue primarily by selling softwood logs to domestic mills and to third-party intermediaries who resell them to the export market.  The domestic market for logs in the Puget Sound region of Washington State has been impacted by imported lumber from Canada and decreased demand for lumber as engineered wood products have gained market acceptance in the United States.  These factors have had the effect of concentrating mill ownership with larger, more efficient, mill operators and decreasing the number of mills operating in the Puget Sound region.  This characteristic may result in a decrease in local demand for logs, which in turn may decrease our profitability.  In addition, the settlement of a dispute under the North American Free Trade Agreement, alleging unfair trade practices related to sales of Canadian softwoods into the United States, may result in an increase in the volume of timber available in domestic log markets, which could adversely impact log prices and, derivatively, our fee timber revenues.  Over the past decade, we have seen log prices erode in the Japanese market as competing logs and lumber from regions outside of the U.S.  and engineered wood products have gradually gained market acceptance.  These export markets for Pacific Northwest logs are significantly affected by fluctuations in U.S. and Japanese economies, as well as by the foreign currency exchange rate between the Japanese yen and the U.S.  dollar, and ocean transportation costs.

We are subject to statutory and regulatory risks that currently limit, and may increasingly limit, our ability to generate Fee Timber and Real Estate income.  Our ability to grow and harvest timber can be significantly impacted by legislation, regulations or court rulings that restrict or stop forest practices.  For example recent amendments to federal wildlife habitat preservation laws, intended to afford additional protections to the threatened northern spotted owl, may make it more difficult for us to harvest timber and may reduce the amount of harvestable timber on our properties.  These and other restrictions on logging, planting, road building, fertilizing, managing competing vegetation and other activities can significantly increase the cost or reduce available inventory thereby reducing income.  These regulations are likely to have a similar effect on our Timberland Management & Consulting operations.  Moreover, the value of our real estate investments, and our income from real estate operations, are sensitive to changes in the economic and regulatory environment, as well as various land-use regulations and development risks, including the ability to obtain the necessary permits and zoning variances that would allow us to maximize the revenue from our real estate investments.  Our real estate investments are long-term in nature, which raises the risk that unforeseen changes in the economy or laws surrounding development activities may have an adverse affect on our investments.  Moreover, these investments often are highly illiquid and thus may not generate cash flow if and when needed to support our other operations.

We are controlled by our managing general partner.  As a limited partnership, substantially all of our day-to-day affairs are controlled by our managing general partner, Pope MGP, Inc.  Among other things, the board of directors of Pope MGP, Inc. serves as our board of directors, and by virtue of a stockholder agreement, the shareholders of Pope MGP, Inc., Emily T. Andrews and Peter T. Pope, each have the ability to designate one of our directors and to veto the selection of each of our other directors, other than for our chief executive officer, who serves as a director by virtue of his executive position.  Unitholders may remove the managing general partner only in limited circumstances, including, among other things, a vote of the holders of a two-thirds majority of the “qualified units,” which means the units that have been owned by their respective holders for at least five years prior to such vote.  By virtue of the terms of our agreement of limited partnership, as amended, or “partnership agreement”, our managing general partner directly, and Mrs. Andrews and Mr. Pope indirectly, have the ability to prevent or impede transactions that would result in a change of control of the Partnership; to prevent or, upon the approval of limited partners holding a majority of the units, to cause, the sale of the assets of the Partnership; and to cause the Partnership to take or refrain from taking certain other actions that you might otherwise perceive to be in the Partnership’s best interest.  Under our partnership agreement, we are required to pay to Pope MGP, Inc., an annual management fee of $150,000, and to reimburse Pope MGP, Inc., for certain expenses incurred in managing our business.  The managing general partner also receives a special allocation of profits from our investor portfolio management business, which allocations earned in 2007 and 2006 were $0 and $77,000, respectively.  Reimbursements for expenses totaled $21,000 in 2007 and $6,000 in 2006.

We benefit from certain tax treatment accorded to master limited partnerships, and if that status changes the holders of our units may realize less advantageous tax consequences.  The Partnership is a Master Limited Partnership (MLP) and is therefore not generally subject to U.S. federal income taxes.  If that changed due to a change in tax law (or interpretation of current tax law) such that the Partnership became subject to income taxes, operating results would be adversely affected.  We also have two taxable subsidiaries.  The estimation of income tax expense and preparation of income tax returns requires complex calculations and judgments.  We believe the estimates and calculations used in this process are proper and reasonable but if a Federal or state taxing authority disagreed with the positions we have taken, a material change in provision for income taxes, net income, or cash flows could result.

Item 1B.                             UNRESOLVED SECURITIES AND EXCHANGE COMMISSION COMMENTS

None

Item 2.                                PROPERTIES

The following table reconciles acreage owned as of December 31, 2007 to acreage owned as of December 31, 2006.  As noted previously we own 20% of the Fund, and this table excludes the 24,000 acres of timberland purchased by the Fund in the fourth quarter of 2006.  Properties are typically transferred from Fee Timber to the Real Estate segment when they become more valuable as development property than timber property.  At that point the Real Estate segment is responsible for managing the properties with the goal of maximizing the properties’ value upon disposition.

Description	2006	Transfers	Acquisitions	Sales	Misc (5)	2007
Timberland:
Hood Canal tree farm (2), (6)	70,392	(17)	-	(91)	-	70,284
Columbia tree farm (6)	42,985	-	-	-	-	42,985
Total Timberland (6)	113,377	(17)	-	(91)	-	113,269
Land held for sale:
Bremerton - West Hills (3)	20	-	-	(3)	(14)	3
Gig Harbor - Harbor Hill (4)	14	-	-	(12)	(2)	-
Jefferson County	9	(9)	-	-	-	-
Lost Highway 1 & 2	40	(25)	-	-	10	25
Oak Bay	205	(205)	-	-	-	-
Hansville	152	(137)	-	-	-	15
Quilcene	27	-	-	-	2	29
Timberland Ridge	99	-	-	(39)	(20)	40
Subtotal land held for sale	566	(376)	-	(54)	(24)	112
Land held for development:
Bremerton - West Hills (3)	44	-	-	-	(4)	40
Gig Harbor - Harbor Hill (4)	285	-	-	-	(34)	251
Heritage Park Option (1)	366	-	-	-	-	366
Homestead	38	-	-	-	-	38
Jefferson County	83	9	-	-	(8)	84
Kingston - Arborwood	356	-	-	-	-	356
Lost Highway 1 & 2	-	25	-	-	-	25
Nursery Hansville	53	-	-	-	-	53
Oak Bay	-	205	-	-	-	205
Other	55	17	-	(11)	(12)	49
Hansville	-	137	-	-	-	137
Port Gamble townsite	130	-	40	-	-	170
Shine Canyon	69	-	-	-	-	69
Tala Point	268	-	-	-	(10)	258
Tarboo Easement	160	-	-	-	-	160
Timberland Ridge	98	-	-	-	(2)	96
Walden	120	-	-	-	-	120
Subtotal land held for development	2,125	393	40	(11)	(70)	2,477
Total Real Estate Acres	2,691	17	40	(65)	(94)	2,589
Grand Total Acres	116,068	-	40	(156)	(94)	115,858

(1)	Kitsap County has an option to acquire this property that expires in July 2008.
(2)	This property is used as collateral for the Partnership’s $30.4 million timberland mortgages.
(3)	This property is used as collateral for $104,000 of Local Improvement District debt.
(4)	This property is used as collateral for $260,000 of Local Improvement District debt.
(5)	Misc. represents miscellaneous changes resulting from surveys, boundary line adjustments, transfers to open space, land dedicated to roads, and acreage quit claimed to others without compensation. .
(6)	Acres owned as of December 31, 2006 were adjusted to reflect changes in timberland acreage reporting from Geographic Information System to legal acres.

The following table provides dwelling unit (DU) per acre zoning for the Partnership’s owned timberland and development properties as of December 31, 2007 and land sold during 2007:

	Current Land Inventory (acres)			2007 Land Sales
Zoning Designation	Real Estate	Fee Timber	Totals	Acres	$/Acre	Total Sales
Urban zoning	317	-	317	15	$831,335	$12,470,019
1 DU per 5 acres	444	904	1,348	-	-	-
1 DU per 10 acres	259	404	663	-	-	-
1 DU per 20 acres	1,189	16,075	17,264	141	11,243	1,585,298
1 DU per 40 acres	-	2,163	2,163	-	-	-
1 DU per 80 acres	186	39,267	39,453	-	-	-
Forest Resource Lands	-	54,203	54,203	-	-	-
Open Space	194	253	447	-	-	-
Total	2,589	113,269	115,858	156	$90,098	$14,055,317

Item 3.                                LEGAL PROCEEDINGS

  None.

Item 4.                                SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Partnership’s limited partners during the fourth quarter of 2007.  Pope Resources Limited Partnership Agreement was amended by the General Partner of the Partnership to bring the Partnership into compliance with a new NASDAQ requirement that requires companies listed with it to make its securities eligible for issuance in uncertificated form.  This approval, which was purely ministerial in nature, was effected by the Partnership’s managing general partner under the authority convened by the Limited Partnership Agreement.

PART II

Item 5.	MARKET FOR REGISTRANT’S UNITS, RELATED SECURITY HOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Certain information respecting trades in the Partnership’s equity securities is quoted on the Nasdaq Global Select Market.  For many years, the Partnership's units have traded under the ticker symbol "POPEZ".  Beginning in April 2008, our ticker symbol on the Nasdaq Global Select Market will change to “POPE”.  The following table sets forth the 2005 to 2007 quarterly ranges of low and high prices, respectively, for the Partnership's units together with per unit distribution amounts by the period in which they were paid:

	High	Low	Distributions

Year Ended December 31, 2005
First Quarter	$56.85	$19.35	$0.15
Second Quarter	37.68	31.10	0.15
Third Quarter	37.00	31.30	0.25
Fourth Quarter	32.22	27.85	0.25
Year Ended December 31, 2006
First Quarter	36.00	30.00	0.25
Second Quarter	34.70	30.10	0.25
Third Quarter	33.10	30.04	0.28
Fourth Quarter	35.59	31.54	0.28
Year Ended December 31, 2007
First Quarter	50.01	34.25	0.28
Second Quarter	49.41	36.41	0.28
Third Quarter	50.00	37.60	0.40
Fourth Quarter	48.00	38.17	0.40

Unitholders

As of February 19, 2008, there were 334 holders of record for 4,658,870 outstanding units.  Units outstanding exclude 53,250 units granted to management that are currently restricted from trading.  This restriction will be lifted upon vesting over the next four years.

Distributions

All cash distributions are at the discretion of the Partnership's managing general partner, Pope MGP, Inc.  (the “Managing General Partner”).  During 2007, the Partnership made two quarterly distributions of twenty-eight cents per unit and two quarterly distributions of forty cents per unit, reflecting aggregate distributions totaling $6.4 million.  During 2006, the Partnership made two quarterly distributions of twenty-five cents per unit and two quarterly distributions of twenty-eight cents per unit, with the four distributions totaling $5.0 million.  Management intends to continue to pay quarterly distributions in 2008 of forty cents per unit so long as the Managing General Partner, in its discretion, determines this amount to be appropriate.  Management will periodically examine distribution levels to ensure it meets the long-term objective of maximizing Partnership value.  These determinations will reflect, among other things, the expectations of management and the Managing General Partner for the Partnership’s liquidity needs given the reduction in anticipated harvest volume, and the accompanying decline in anticipated fee timber income, during the current period of relatively reduced log prices.

Repurchase of Equity Securities

The Partnership adopted a unit repurchase plan in the fourth quarter of 2007.  Under the plan, the Partnership may repurchase limited partner units having an aggregate value of not more than $5 million.  The unit repurchase period commenced on November 1, 2007 and is to continue for up to one year.  Partnership unit repurchases in the fourth quarter of fiscal year 2007 were as follows:

Total number of units purchased	31,656
Average price paid per unit	$43.41
Total number of units purchased as part of publicly announced plans or programs	31,656
Approximate dollar value of units that may be purchased under the announced plans or programs ($000’s)	$3,625

As of February 29, 2008 we had repurchased nearly 115,000 units for a total of approximately $4.5 million.

Performance Graph

The following graph shows a five-year comparison of cumulative total unitholder returns for the Partnership, the Standard and Poor’s Forest Products Index and the Wilshire 4500 for the five years ended December 31, 2007.  The total unitholder return assumes $100 invested at the beginning of the period in the Partnership’s units, the Standard and Poor’s Forest Products Index, and the Wilshire 4500.  The graph assumes distributions are reinvested.

	12/02	12/03	12/04	12/05	12/06	12/07

Pope resources	100.00	155.54	257.08	326.68	373.16	480.25
S&P 500	100.00	128.68	142.69	149.70	173.34	182.87
S&P Smallcap 600	100.00	138.79	170.22	183.30	211.01	210.38
S&P Forest Products	100.00	140.50	158.73	161.99	170.79	184.15
Dow Jones Wilshire 5000	100.00	131.64	148.26	157.64	182.66	193.13
Dow Jones Wilshire 4500	100.00	143.84	170.55	188.07	218.29	230.87

Copyright © 2008 Standard & Poor's, a division of the McGraw-Hill Companies, Inc. All rights reserved.
www.researchdatagroup.com/s&P.htm

Issuance of Unregistered Securities

The Partnership did not conduct any unregistered offering of its securities in 2007.

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

(Dollars in thousands, except per unit data)	Year Ended December 31,
	2007	2006	2005	2004	2003
Statement of operations data
Revenue:
Fee Timber (1)	$35,514	$35,260	$44,424	$33,571	$22,916
Timberland Management & Consulting	1,344	3,670	7,764	1,601	2,386
Real Estate	15,037	27,320	4,818	4,476	1,734
Total revenue	51,895	66,250	57,006	39,648	27,036

Operating income/(loss):
Fee Timber (1)	15,215	14,592	16,320	15,126	9,669
Timberland Management & Consulting	(883)	1,266	3,540	(598)	272
Real Estate (2)	5,163	13,864	1,270	1,586	(476)
General and Administrative	(4,782)	(3,817)	(3,651)	(2,986)	(2,842)
Total operating income/(loss)	14,713	25,905	17,479	13,128	6,623

Net income	15,508	24,910	13,684	10,176	3,528

Earnings per unit – diluted	$3.21	$5.23	$2.88	$2.22	$0.78

Free cash flow (3):
Net income	15,508	24,910	13,684	10,176	3,528
Plus:
Depreciation, depletion, and amortization (4)	5,549	7,204	11,252	5,752	3,546
Cost of land sold	3,854	7,818	434	209	200
Less:
Principal payments	1,481	1,675	1,883	1,979	1,662
Capital expenditures, net of
timberland acquisitions(1)	12,162	12,177	6,756	3,260	2,017
Free cash flow	11,268	26,080	16,731	10,898	3,595

Cash flow from operations	21,983	43,571	28,909	17,854	8,641

Balance sheet data
Total assets	179,325	180,282	106,358	94,868	86,308
Long-term debt	29,385	30,866	32,281	34,164	36,114
Partners’ capital	96,644	87,605	66,405	54,533	46,036
Debt to total capitalization	24%	27%	34%	40%	45%
Other data
Acres owned/managed (thousands)	430	433	556	121	114
Fee timber harvested (MMBF)	55	55	74	60	45

(1)	The Fund acquired 24,000 acres of timberland in 2006 and we acquired 4,700 acres of timberland in 2004. The cost of these acquisitions was not included in the calculation of free cash flow.
(2)	Real Estate operating income in 2007, 2006, and 2005 includes $1,878,000, $260,000 and $198,000, respectively, of environmental remediation charges related to the Port Gamble townsite.
(3)
Management considers free cash flow to be a relevant and meaningful indicator of liquidity and earnings performance commonly used by investors, financial analysts and others in evaluating companies in its industry and, as such, has provided this information in addition to the generally accepted accounting principle-based presentation of net income or loss.

(4)
Depreciation, depletion, and amortization in 2007 included $1.3 million of depletion expense resulting from the separate depletion pool used to account for the harvest of timber from the ORM Timber Fund I, LP timberlands.  Depreciation, depletion, and amortization in 2006 included $2.7 million of depletion expense resulting from the separate depletion pool used to account for the harvest of timber from the Quilcene timberland acquisition.

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

EXECUTIVE OVERVIEW

Pope Resources, A Delaware Limited Partnership (“we” or the "Partnership"), was organized in late 1985 as a result of a spin-off by Pope & Talbot, Inc. (“P&T”).  We are engaged in three primary businesses.  The first, and by far most significant segment in terms of owned assets and operations, is the Fee Timber segment.  This segment includes timberlands owned directly by the Partnership and operations of ORM Timber Fund I, LP (the “Fund”).  Operations in this segment consist of growing timber to be harvested as logs for sale to domestic and to a lesser extent export manufacturers.  The second most significant business in terms of total assets owned is the development and sale of real estate.  Real Estate activities primarily take the form of securing permits, entitlements, and, in some cases, installing infrastructure for raw land development and then realizing that land’s value by the selling of larger parcels to buyers who will take the land further up the value chain, either to home buyers or to operators and lessors or commercial property.  Since these land projects span multiple years, the Real Estate segment may incur losses for multiple years while a project is developed until that project is sold resulting in operating income.  Our third business is providing timberland-related services to third-party timberland owners and raising investment capital from third parties for private equity timber funds like the Fund.

As of December 31, 2007, we owned 113,000 acres of timberland in western Washington State plus 2,600 acres of real estate held for sale or development.  Our third-party Timberland Management & Consulting services have historically been conducted in Washington, Oregon, and California.

Net income for the year ended December 31, 2007 totaled $15.5 million, or $3.21 per diluted ownership unit, on revenues of $51.9 million.  For the corresponding period in 2006, net income totaled $24.9 million, or $5.23 per diluted ownership unit, on revenues of $66.3 million.  The $15.5 million net income amount for 2007 reflects a $1.9 million fourth-quarter charge to earnings to adjust our reserve for environmental remediation liabilities as described in more detail below.   For the year ended December 31, 2007, cash flow from operations was $22.0 million, compared to $43.6 million in 2006.  Net income for the quarter ended December 31, 2007 totaled $6.3 million, or $1.30 per diluted ownership unit, on revenues of $17.6 million.  This compares to net income of $7.8 million, or $1.63 per diluted ownership unit, on revenues of $16.5 million for the quarter ended December 31, 2006.

Macroeconomic factors that have a significant bearing on our business include housing starts in the U.S., and to a lesser degree in Japan; interest rates; and currency exchange rates, particularly those between the U.S. and Canada, Japan, and Europe.  The first two of these factors reflect or influence the health of the U.S. housing market.  Currency exchange rates influence the competitiveness of our domestic sawmill customers as it relates to imported lumber from Canada, Europe, or the Southern Hemisphere as well as with the competitiveness of our logs in export markets in Asia.  Our export logs are sold to domestic intermediaries who then export the logs.  A favorable US$/yen exchange rate can help these intermediaries compete in the Japanese market with logs that originate from Canada, Russia, or the Southern Hemisphere, thus increasing the price that we are able to realize from the sale of this export-quality log volume.

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

Our consolidated revenue in 2007, 2006, and 2005, on a percentage basis by segment, are as follows:

Segment	2007	2006	2005
Fee Timber	68%	53%	78%
Timberland Management & Consulting	3%	5%	14%
Real Estate	29%	42%	8%

Further segment financial information is presented in Note 11 to the Partnership's Consolidated Financial Statements included with this report.

Outlook

We expect 2008 revenue and income to decline from 2007 due to weakness in the real estate and credit markets which impacts both the Fee Timber and Real Estate segments.  Over the last few years we have significantly strengthened our balance sheet by reducing our debt-to-capitalization ratio and increasing our cash and short-term investments.  Our strong balance sheet provides us the opportunity to defer timber harvest and land sales until these markets improve, and management has announced an intention to take that action, reducing our forecast timber harvest for 2008 by 36% from what we consider to be our sustainable harvest level.  We also plan to look for opportunities to acquire timberland through ORM Timber Fund II, Inc. at favorable prices during the current market weakness.

Timber harvest volume in 2008 is expected to decline to 37 MMBF from 55.1 MMBF in 2007.  This represents a 33% reduction from prior year and a 36% reduction from our sustainable harvest level of 57 MMBF.  The decision to defer harvest was made in response to our expectation of continued weakness in log markets resulting from the slowdown in housing starts that is associated with widely publicized declines in the credit and housing markets.  In addition to the planned 32 MMBF harvest from our own lands, we plan to harvest 5 MMBF from the Fund’s tree farms in 2008.  This represents a 40% reduction from the Fund’s sustainable harvest level of 8 MMBF.  Revenue generated by the Fund is consolidated into the Partnership’s financial statements but does contribute commensurately to operating income as the timberlands owned by this fund have a separate depletion pool and depletion charges are expected to offset the majority of the net stumpage value realized upon harvest (delivered log price less harvesting and transportation cost).  The 80% interest in the Fund owned by third-parties is reported beneath operating income and is labeled Minority Interest-ORM Timber Fund I, LP.

We are also anticipating a decrease in Real Estate operating income, as the market for developable land has weakened in the Pacific Northwest.  Until the market improves, we expect to concentrate our Real Estate activities primarily on preparing properties for sale through obtaining valuable entitlements and completing infrastructure improvements.  Revenue generated by the Timberland Management & Consulting segment is expected to decrease as a result of the closure of our McCloud consulting office, while we expect to see a slight increase in income from this segment due a reduction in costs related to the same office closure.  The reduction in harvest levels from the Fund’s properties also is expected to reduce our Timberland Management & Consulting income.

General & Administrative costs in 2008 are expected to decline from 2007.  The primary source of this decline will be the capital structure planning costs expensed in 2007 that are not expected to recur in 2008.

RESULTS OF OPERATIONS

The following table reconciles net income for the years ended December 31, 2007 to 2006 and 2006 to 2005.  In addition to the table’s numeric analysis, the explanatory text that follows describes many of these changes by business segment.

YEAR TO YEAR COMPARISONS
(Amounts in $000's except per unit data)

	2007 vs. 2006	2006 vs. 2005

	Total	Total
Net income:
Year ended December 31, 2007	$15,508
Year ended December 31, 2006	24,910	$24,910
Year ended December 31, 2005		13,684
Variance	$(9,402)	$11,226

Detail of earnings variance:
Fee Timber
Log price realizations (A)	$(219)	$1,813
Log volumes (B)	440	(11,295)
Harvest & haul	(1,203)	4,583
Depletion	1,580	2,993
Other Fee Timber	19	173
Timberland Management & Consulting
Management fee changes	(433)	(2,707)
Disposition fees	(1,343)	(45)
Other Timberland Mgmnt & Consulting	(373)	478
Real Estate
Development property sales	(7,409)	14,436
Environmental remediation	(1,618)	46
Other Real Estate	330	(1,889)
General & Administrative costs	(965)	(166)
Interest expense	470	1,100
Other (taxes, minority int., interest inc.)	1,322	1,706
Total change in earnings	$(9,402)	$11,226

(A) Price variance allocated based on changes in price using the current period volume.
(B) Volume variance allocated based on change in sales volume and the average log sales price for the prior period less variance in log production costs.

Fee Timber

Revenue and Operating Income

Fee Timber revenue is earned primarily from the harvest and sale of logs from the Partnership’s 113,000 acres of fee timberland located in western Washington and, to a lesser extent, from the lease of cellular communication towers together with the sale of gravel and other forest products that result from timberland operations.  Revenue from the sale of timberland tracts will also appear periodically in results for this segment.  Our Fee Timber revenue is driven primarily by the volume of timber harvested, which we ordinarily express in terms of millions of board feet, or “MMBF”, and by the average prices realized on log sales, which we express in dollars per thousand board feet, or “MBF”.  In late 2006, the Fund acquired 24,000 acres of timberland with harvest activities from these properties beginning in 2007 and consolidated into this discussion of operations.

Revenue and operating income for the Fee Timber segment for each year in the three-year period ended December 31, 2007, are as follows (all amounts in $ millions, except as noted).

Year ended	Timber revenue	Mineral, cell tower, and other revenue	Total segment revenue	Operating income	Harvest volume (MMBF)
2007	$33.5	$2.0	$35.5	$15.2	55.1
2006	33.3	2.0	35.3	14.6	54.5
2005	42.7	1.7	44.4	16.3	74.2

Fiscal Year 2007 compared to 2006.  Revenue and operating income increased modestly in 2007 from 2006.  The increase in revenue was due to an increase in harvest volume partially offset by a decline in average price realized.  Harvest volume in 2007 increased 1% from 2006 and includes 5.3 MMBF harvested by the Fund.  The increase in harvest volume was offset in part by a decline in average log prices of $4 per MBF, representing a 1% decrease from log prices realized in 2006.  Operating income in 2007 attributed to the Fee Timber segment increased $623,000, or 4% from 2006.  This increase was due primarily to a decline in depletion expense in 2007 from 2006.  Harvest volume in 2006 included 6.6 MMBF from a separate depletion pool that carried a higher depletion rate than our other depletion pools.

Fiscal Year 2006 compared to 2005.  Harvest volume declined 27% from 2005 to 2006.  This decrease was due to an elevated harvest in 2005 owing primarily to our harvest of two tracts acquired in 2004.  Average log prices in 2006 were up $35 per MBF, representing a 6% increase over 2005’s log prices.  The $301,000 increase in other revenue is due primarily to an increase in gravel royalties due to increased residential and commercial construction activity in our local markets in 2006.  The decrease in harvest volume, offset somewhat by stronger prices and increased gravel royalties, resulted in the $9.1 million, or 20%, decrease in Fee Timber revenue for 2006 versus 2005.

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

Log Volume

Log volume sold for each year in the three-year period ended December 31, 2007 is as follows:

Volume (in MMBF)	2007	% Total	2006	% Total	2005	% Total
Sawlogs
Douglas-fir	35.1	64%	38.9	71%	43.7	59%
Whitewood	6.5	12%	3.8	7%	11.0	15%
Cedar	2.2	4%	1.1	2%	4.5	6%
Hardwoods	2.7	5%	3.6	7%	5.1	7%
Pulp
All Species	8.6	16%	7.1	13%	9.9	13%

Total	55.1	100%	54.5	100%	74.2	100%

Log volume increased 1% in 2007 from the 2006 harvest.  With the weakened market for Douglas-fir sawlogs, a direct result of the soft housing market, we focused on harvest units with less Douglas-fir volume and more whitewood, cedar, and pulp.  This allowed us to take advantage of those selected log markets that remained relatively strong.  The export markets for high quality whitewood sawlogs strengthened as log exporters were able to identify low cost opportunities to ship logs to Korea.  The market for pulp and cedar strengthened as supplies declined.  This is a common occurrence during weak log and lumber markets.  Wood chips used to manufacture pulp are a by-product of lumber manufacturing so when mills reduce production, fewer wood chips are created thus increasing demand for pulp logs.  Similarly cedar sawlogs can be thought of as a by-product resulting from the harvest of Douglas-fir and whitewood timber stands.  When harvest activities decline, production of cedar sawlogs also decline while demand for this type of log is not as tightly tied to housing starts.

Log volume decreased 27% in 2006 from the elevated harvest in 2005 related to the 2004 timberland acquisitions.  The 2004 timberland acquisitions were largely harvested in 2005 and contained a relatively high volume of cedar and red alder sawlogs.  Pulp log volume as a percentage of total volume remained at 13% in 2006 when compared to 2005.

Log Prices

We have categorized our sawlog volume by species, which is a significant driver of price realized as indicated by the table below.  The average log price realized by species for each year in the three-year period ended December 31, 2007, is as follows:

Price $/MBF	2007	% Change	2006	% Change	2005
Sawlogs
Douglas-fir	$621	-7%	$669	4%	$644
Whitewood	462	4%	445	-6%	472
Cedar	1,280	17%	1,093	16%	942
Hardwoods	931	37%	681	13%	605
Pulp
All Species	381	42%	268	26%	213
Overall
All Species	607	-1%	611	6%	576

Douglas-fir: Douglas-fir is noted for its structural characteristics that make it generally preferable to other softwoods and hardwoods for the production of construction grade lumber and plywood.   Demand and price for Douglas-fir sawlogs is very dependent upon the level of new construction.  As construction starts have declined significantly, we have experienced a 7% decline in Douglas-fir log price realized in 2007 from 2006, a trend that led us to front-load our harvest into the earlier parts of 2007 as we have done in prior years.  The price realized on Douglas-fir logs increased 4% in 2006 from 2005 due to stronger housing starts in 2006 in the United States.  Additional lumber mills opened during 2006 in the Puget Sound area of Washington, thus creating some additional demand and upward price pressure on logs.

Whitewood: “Whitewood” is a term used to describe several softwood species, but for us primarily refers to western hemlock.  Though generally considered to be of a lower quality than Douglas-fir, these logs are also used for manufacturing construction grade lumber and plywood.  The average price realized on whitewood increased 4% in 2007 from 2006, and decreased 6% in 2006 from 2005.  As mentioned above, the whitewood export market strengthened in 2007.  Conversely, there was a decline in whitewood market prices during 2006, with this result attributable to harvesting lower quality logs in 2006 versus 2005.  Whitewood harvest volume in 2005 included a large component of high quality whitewood sawlogs from one of the 2004 timberland acquisitions which increased our average price realization in the prior year.

Cedar: Cedar is generally used for outdoor applications for fencing a decking.  Demand for these products is not as tightly linked to housing starts as our other soft wood sawlogs.  Cedar prices have increased in both 2007 from 2006 and in 2006 from 2005.  The strong price realized for 2007 and 2006 reflects a general decline in cedar volume available in the Puget Sound area with resultant upward pressure on price due to continuing demand for such logs.

Hardwood:  “Hardwood” can refer to many different species, but on our tree farms primarily consists of red alder.  The price realized from the sale of red alder sawlogs has increased steadily over the last two years with limited supply and increased demand as a result of new mills focused on hardwood lumber production in the Pacific Northwest.  The local mills that process alder sawlogs are using the resource to manufacture lumber for use in furniture construction.  Hardwood log prices increased 37% due to an increase in hardwood mill capacity in the Puget Sound area that has increased demand for hardwood sawlogs.  Notwithstanding this favorable price trend, hardwood represents a relatively minor species in our sales and timber inventory mix and this only produces a small impact on overall revenue and earnings.

Pulp:  Pulp is a lower quality log of any species that is manufactured into wood chips.  These chips are used primarily to manufacture unbleached linerboard used in paper bags and cardboard boxes.  The price realized from the sale of pulp logs is primarily driven by local pulp log inventories.  Pulp prices in 2007 were up 42% over 2006.  The increases in pulp log prices results from a decline in sawmill production and a corresponding reduction in the inventory of residual chips from lumber manufacturing.

Customers

	2007		2006		2005
Destination	Volume*	Price	Volume*	Price	Volume*	Price
Domestic mills	44.0	$652	44.3	$659	59.0	$632
Export brokers	2.5	612	3.1	700	5.3	629
Pulp	8.6	382	7.1	268	9.9	213
Total	55.1	$607	54.5	$611	74.2	$576
* Volume in MMBF

Domestic mills purchased 78% of our harvest in 2007 versus 81% in 2006.  The decline in the proportion of log volume sold to domestic mills was offset by an increase in volume sold to pulp mills, where prices were 42% higher in 2007 than 2006.  Export brokers represent those log buyers that purchase our logs and then resell them primarily to the export market.  While export brokers purchased roughly the same volume, prices were 13% lower in 2007 than 2006, due to a shift from selling Douglas-fir to whitewood in the export market.  Whitewood has a lower average value than Douglas-fir.

Domestic mills purchased 81% of our harvest volume sold in 2006, and average price realizations were 4% higher than the price realized in 2005.  The increase in price realized is due to the strong housing market experienced in 2006.  A factor in the increase in average price is the lower valued log mix in 2005 compared to 2006.  Harvest volume in 2005 included a large component of whitewood which carries a lower market value than Douglas-fir logs.  Volume sold to pulp log customers represented 13% of total volume sold for both 2006 and 2005.

Harvest Volumes and Seasonality

The Partnership’s 113,000 acres of timberland consist of both the 70,000-acre Hood Canal tree farm and the 43,000-acre Columbia tree farm.  The Hood Canal tree farm is located in the Hood Canal region of Washington State.  Most of this tree farm acreage is at a relatively low elevation where harvest activities are possible year-round.  As a result of this competitive advantage, we are often able to harvest and sell a greater portion of our annual harvest in the first half of the year when the log supply in the marketplace tends to be lower.  In 2007 our harvest was less concentrated in the first quarter of the year due in part to a lower harvest from the Hood Canal tree farm and an uncertain market for logs that led us to a more even-flow harvest schedule in 2007 versus prior years.

The percentage of annual harvest volume by quarter for each year in the three-year period ended December 31, 2007 is as follows:

Year ended	Q1	Q2	Q3	Q4
2007	18%	41%	28%	13%
2006	40%	31%	22%	7%
2005	31%	30%	28%	11%

Cost of Sales

Cost of sales for the Fee Timber segment consists of harvest costs and depletion expense.  Harvest costs represent the direct cost incurred to convert trees into logs and deliver those logs to their point of sale and associated state excise taxes owed on the harvest of logs.  Depletion expense represents the cost of acquiring or growing the timber harvested.  We are using two separate depletion rates in 2007, with our primary pool used for volume harvested from the Hood Canal and Columbia tree farms and the second pool for volume harvested from tree farms owned by ORM Timber Fund I, LP.  In 2006 and 2005 we also harvested from two separate depletion pools consisting of our primary pool and the pool used for timber harvested from the timberland acquired in the fourth quarter of 2004.  Depletion expense is calculated by first deriving a depletion rate as follows:

Depletion rate =	Accumulated cost of timber and capitalized road expenditures
Estimated volume of 40-year-old merchantable timber available for harvest

The depletion rate is then applied to volume harvested to calculate depletion expense.  In 2008 we are changing our definition of “merchantable” to 35-year and older timber.

Fee Timber cost of sales, expressed on a per MBF basis for each year in the three-year period ended December 31, 2007, is as follows:

		Harvest,haul,	Total cost
	Depletion cost	and other costs	of sales
Year Ended	per MBF	per MBF	per MBF
2007	$87	$200	$287
2006	110	187	297
2005	142	179	321

As described above, the depletion rate is calculated by dividing the historical cost of the timber and related capitalized road expenditures by merchantable timber volume.  That calculated rate is then applied to volume harvested.  We harvested a total of 55 MMBF in 2007, with 5 MMBF attributable to the separate depletion pool created for the ORM Timber Fund I, LP Timberlands.  The depletion rate used in these separate pools approximates the net stumpage value (delivered log price less harvesting and transportation cost) realized on the sale of this particular timber.  As such, the incremental harvest from these timberlands results in negligible net income impact even as it generates operating cash flow.

Depletion expense is generated from the harvest and sale of timber and some de minimis amount of depletion results from Real Estate sales when land is sold with standing timber.  Depletion expense resulting from timber harvest for each year in the three-year period ended December 31, 2007 was made up of the following:

	Year ended December 31, 2007
	Pooled	Timber Fund	Total
Volume harvested (MBF)	49,824	5,337	55,161
Rate/MBF	$70.31	$237.77	$86.51
Depletion expense ($ 000's)	$3,503	$1,269	$4,772

	Year ended December 31, 2006
	Pooled	Quilcene	Total
Volume harvested (MBF)	47,682	6,851	54,533
Rate/MBF	$68.97	$396.63	$110.13
Depletion expense ($ 000's)	$3,288	$2,717	$6,006

	Year ended December 31, 2005
	Pooled	Quilcene	Total
Volume harvested (MBF)	57,194	17,051	74,245
Rate/MBF	$73.29	$374.46	$142.46
Depletion expense ($ 000's)	$4,192	$6,385	$10,577

Harvest costs vary based upon the physical site characteristics of acreage harvested.  Harvest units that are difficult to access, or that are located on steep hillsides requiring cable harvest systems, are more expensive to harvest.  Haul costs vary based upon the distance between the harvest site and the customer’s location.  Per MBF harvest and haul costs increased in 2007 relative to 2006 primarily due to the location of the harvest units, where logs harvested in 2007 compared to 2006 were hauled a greater distance to customer locations.  Increased fuel costs further contributed to the increase in haul costs in 2007 over 2006.  The increase in harvest and haul costs in 2006 relative to 2005 is due to increased costs from having harvested timber from harvest units located on hillsides rather than harvest units located on relatively flat ground.

Fee Timber cost of sales for each year in the three-year period ended December 31, 2007 is as follows (all dollar amounts in millions):

Year ended	Depletion	Harvest, haul and other	Total cost of sales
2007	$4.8	$11.0	$15.8
2006	6.0	10.2	16.2
2005	10.6	13.2	23.8

Fee Timber cost of sales decreased $384,000 in 2007 from 2006 and decreased $7.6 million in 2006 from 2005.  The decrease in 2007 from 2006 is due to a decrease in the average depletion rate used on timber harvested offset by increased harvest costs.  The decrease in 2006 from 2005 is due to a reduction in harvest from both our pooled and separate depletion pool harvest units.

Operating Expenses

Fee Timber operating expenses for each of the three years ended December 31, 2007, 2006, and 2005 were $4.5 million, $4.4 million, and $4.3 million, respectively.  Operating expenses include management, silviculture and the cost of both maintaining existing roads and building temporary roads required for harvest activities.  Operating costs remained relatively consistent in all three years despite the addition of 24,000 acres owned by the Fund.  This is due primarily to the benefits of scale we enjoy as a result of adding acreage to this segment.

Timberland Management & Consulting

Revenue and Operating Income

The Timberland Management & Consulting segment generates revenue by providing timberland management and forestry consulting services to timberland owners and managers.  An additional aspect of that segment’s activities is the development of timberland property investment portfolios on behalf of third-party clients and the Timber Fund.

The Timberland Management & Consulting segment is currently managing more than 290,000 acres of timberland for Cascade Timberlands LLC and an additional 24,000 acres for the Fund.  The Cascade project includes management, consulting, and disposition services.  Revenue and operating income for the Timberland Management & Consulting segment for each year in the three-year period ended December 31, 2007, are as follows (all dollar amounts in millions):

Year ended	Revenue	Operating income (loss)
2007	$1.3	$(0.9)
2006	3.7	1.3
2005	7.8	3.5

Fiscal Year 2007 compared to 2006.  Revenue and operating income for 2007 were $2.4 million and $2.2 million lower, respectively, than in 2006.  The decrease in 2007 is due to a decline in acres under management due to additional sales of Cascade’s timberlands and $1.3 million in non-recurring timberland disposition fees earned in 2006.

The Fund was formed by Olympic Resource Management LLC (ORMLLC) for the purpose of attracting investor capital to purchase timberlands.  The Fund had a $61.8 million capital commitment and we placed $58.5 million of this commitment in late 2006.  Pope Resources’ co-investment totaled $11.7 million, or 20% of the Fund.  The Fund is treated as a consolidated subsidiary whose results are reported under the Fee Timber segment.  Operating results attributed to the 80% third-party interest in the Fund are reported under Minority Interest-ORM Timber Fund I, LP below operating income.

We are now organizing our second timber fund that we expect will total over $100 million of equity capital, with our co-investment at the same 20% level as in the first fund.  As with ORM Timber Fund I, LP we will not be required to contribute the majority of this capital until suitable timber properties are identified and acquired.

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

Operating Expenses

Fiscal Year 2007 compared to 2006.  Timberland Management & Consulting operating expenses decreased $177,000 in 2007 from 2006.  This is attributable to decreased activities associated with Cascade timberlands netted against an increase in organization costs associated with ORM Timber Fund II.

Fiscal Year 2006 compared to 2005.  Timberland Management & Consulting operating expenses decreased $1.8 million in 2006 from 2005.  The decrease in operating expenses resulted from the closing of two offices that were used for managing timberlands formerly owned by Cascade, and a decrease in activities surrounding capital-raising for the Fund.  Following the sale of two of Cascade’s tree farms we closed our forestry field offices in Port Angeles, Washington in late 2005 and in Sedro-Woolley, Washington in early 2006.  The Timberland Management & Consulting segment was not engaged in raising capital in 2006 but was working to locate suitable timber properties for the Fund.  This shift in activities resulted in a decline in operating expense.

Real Estate

Revenue and Operating Income

The Partnership’s Real Estate segment consists primarily of revenue from the sale of land together with residential and commercial property rents.  The Partnership’s real estate holdings are located primarily in Pierce, Kitsap, and Jefferson Counties in Washington State.

Results from Real Estate operations are expected to vary significantly from year to year as we make multi-year investments in entitlements and infrastructure prior to selling entitled or developed land, and from time to time we have described these results as “lumpy” in terms of their impacts on our revenues and operating cash flows.  Revenue and operating income for the Real Estate segment for each year in the three-year period ended December 31, 2007, are as follows (all dollar amounts in millions):

Year ended	Revenue	Environmental remediation expense	Operating income
2007	$15.0	$1.9	$5.2
2006	27.3	0.3	13.9
2005	4.8	0.2	1.3

Revenue in the Real Estate segment is generated through the sale of land and the rental of homes and commercial properties at the Port Gamble townsite.  Land sales include the sale of raw land which generally consists of larger acreage sales rather than single lot sales and are normally completed with very little capital investment prior to sale.  Rural Lifestyles lot sales generally require some capital improvements such as zoning, road building, or utility access improvements prior to completing the sale.  Commercial and residential plat land sales represent land sold after development rights have been obtained and are generally sold with certain infrastructure improvements.

Real Estate segment revenue for each year in the three year period ended December 31, 2007 consists of the following (all dollar amounts in thousands):
Description	Revenue	Gross Margin	Acres Sold	Revenue/Acre	Gross Margin/ Acre
Commercial/Business Park	$11,124	$7,155	15	$719.1	$463
Revenue Recognized on % Complete for 2006 Closings
Complete for 2006 Closings	1,346	838	NA	NA	NA
Other Land Sale	1,018	964	91	$11.2	$11
Rural Residential	553	458	50	$11.1	$9
Rentals	982	982	NA	NA	NA
Other	14	15	NA	NA	NA
2007 Total	$15,037	$10,412	156	$81.1	$55

Commercial/Business Park	$11,637	$6,184	37	$314.5	$167
Residential Plat	10,673	7,715	200	$53.4	$39
Rural Residential	2,596	1,872	527	$4.9	$4
Other Land Sale	1,400	1,003	401	$3.5	$3
Rentals	1,002	1,002	NA	NA	NA
Other	12	12	NA	NA	NA
2006 Total	$27,320	$17,788	1,165	$22.6	$14

Rural Residential	$2,967	$2,276	524	$5.7	$4
Other Land Sale	890	848	390	$2.3	$2
Rentals	914	NA	NA	NA	NA
Other	47	34	NA	NA	NA
2005 Total	$4,818	$3,158	914	$3.4	$3

Fiscal Year 2007 compared to 2006.  In 2007, revenue and operating income for the Real Estate segment decreased by $12.3 million and $8.7 million, respectively, over 2006 amounts.  The large revenue decrease can be attributed to a decline in the real estate market in 2007 coupled with the unrepeated milestone transactions occurring in 2006.  Notwithstanding the decrease from 2006, the results achieved in 2007 still represent the upside of cyclical trends.

Commercial/business park transactions in 2007 included sales from our Gig Harbor and Bremerton projects and a single acre of property located in Poulsbo, Washington.  In Gig Harbor we sold a total of 12 acres resulting in $9.9 million of revenue and $6.6 million of gross margin.  These Gig Harbor transactions included a 6-acre sale for $7.2 million that was closed in 2006 but due to a right of rescission the revenue was not recognized until 2007 when this right of rescission terminated after we completed required infrastructure improvements.  At our Bremerton West Hills project we sold two industrial lots representing over 2 acres resulting in $1.0 million of revenue and $0.4 million of gross margin.  The remaining commercial/business park property sale was a 1-acre parcel near our headquarters in Poulsbo that was sold for $230,000 resulting in gross margin of $166,000.

Revenue recognized using the percentage completion method primarily related to the 2006 sale of a 200-acre, residential plat from our Bremerton West Hills project.  Certain obligations under the purchase and sale agreement were not completed as of December 31, 2006 and, as a result, 2007 results include $1.3 million in revenue and $838,000 of gross margin from this sale.

The 91-acre, $1.0 million “Other Land Sale” in the preceding table represents a sale to Kitsap County Parks.  This land will be used as part of a public trail system that we expect to add value to the community and our development properties in North Kitsap County.

The Partnership’s Rural Residential lot program typically produces lots from 5 to 80 acres in size, based on underlying zoning densities.  This type of program entails an entitlement effort typically consisting of simple lot segregations and boundary line adjustments.  Development activities include minor road building, surveying, and the extension of utilities.  Rural Residential revenue in 2007 consisted of 3 separate transactions totaling 50 acres and represented a 91% decrease in acres sold compared to 2006.  Demand for rural lots has dropped significantly in 2007 commensurate with decreased demand for housing.

Management intends to build on the success of these disposition efforts and offer a steady supply of rural residential lots to the market that will result in an ongoing revenue stream for the Real Estate segment.  We have a target of selling 150 to 300 acres annually from this.  We expect 2008 rural residential sales to end up at the low end of this targeted range due to softening in our local markets for rural residential land.

Fiscal Year 2006 compared to 2005.  In 2006, revenue and operating income for the Real Estate segment increased by $22.5 million and $12.6 million, respectively, over 2005 amounts.  Results in 2006 epitomized the upside of this reality as we sold properties from two projects following multiple years of investment.

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

Rural Residential revenue in 2006 consisted of 13 separate transactions totaling 527 acres.  Prices per acre realized from these sales are affected by whether the property is sold with legal access.  In 2006 Rural Residential acreage sales included 78 acres sold without first obtaining legal access.  These sales grossed an average of $3,943 per acre, while the remaining 444 acres that were sold with legal access grossed an average of $5,097 per acre.

Cost of Sales

Real Estate cost of sales for each of the three years ended December 31, 2007, 2006, and 2005 were $4.6 million, $9.5 million, and $748,000, respectively.  Cost of sales during the periods presented result from the aforementioned land sales.  The decrease in cost of sales in 2007 relative to 2006 was due primarily to a decrease in acres sold.

Operating Expenses

Real Estate operating expenses for each of the three years ended December 31, 2007, 2006, and 2005 were $3.4 million, $3.7 million, and $2.6 million, respectively.  Operating expenses decreased $293,000 in 2007 compared to 2006.  Lower operating expenses in the Real Estate segment are due to project-related expenditures incurred in connection with a number of projects, particularly at Gig Harbor, Bremerton, Kingston, and Port Gamble.

Environmental Remediation

The Partnership has accrued liabilities for environmental cleanup of $2.0 million and $242,000 as of December 31, 2007 and 2006, respectively, for estimated environmental remediation charges in and around the townsite of Port Gamble.  Port Gamble is a historic town that was owned by P&T for decades until 1985 when the townsite and other assets were spun off to the Partnership.  P&T continued to operate the townsite through 1995 and leased the millsite at Port Gamble until January 2002 when a settlement agreement was signed between the Partnership and P&T.  This settlement agreement set forth how the two companies would apportion the costs and responsibility for environmental remediation in Port Gamble.  The “millsite” is referred to as such because a lumber mill operated on that portion of the property for more than one hundred years until 1995, before it was dismantled by the end of 1996.

Our results for fourth quarter and fiscal year 2007 reflect a $1.9 million charge to earnings to increase our environmental remediation liability.  This amount reflects our estimate of potential liability associated with environmental contamination at Port Gamble.  This contamination is believed to have occurred during the years P&T operated a mill at Port Gamble, from 1853 to 1995.  At the time Pope Resources was spun off from P&T, Port Gamble was included in our assets, and after contamination was discovered at the town site, mill site, and in the adjacent bay, we entered into a settlement and remediation agreement with P&T pursuant to which we and P&T allocated responsibility for cleanup costs.  Under Washington law, both Pope Resources and P&T are “potentially liable persons” based on ownership and/or operation of the site.  These laws provide for joint and several liability among parties owning or operating property on which contamination occurs, meaning that cleanup costs can be assessed against any or all such parties.  Our agreement with P&T was intended to apportion responsibility based on this principle, with P&T bearing the larger share of responsibility based upon their role in operating the site and upon their relatively lengthy ownership.

However, P&T's financial condition has declined markedly in recent years, having first disclosed questions about its ability to continue as a going concern in its Annual Report on Form 10-K for the fiscal year ended December 31, 2006.  Since that time we have closely monitored P&T's financial disclosures, including its repeated attempts to restructure its credit arrangements throughout the second and third quarters of 2007 and culminating in a late October 2007 bankruptcy filing in Canada, followed in November 2007 by a Chapter 11 bankruptcy filing in the United States.  Since then, P&T has undertaken to sell substantially all of its assets.  These events raised substantial doubt in management's views as to whether P&T can meet all or any portion of its obligations under our settlement and remediation agreement.

Because of the joint and several liability that attends to the cleanup obligation, management has taken a number of steps to address our own exposure as follows:

•	As noted above, we have increased our remediation estimate by $1.9 million to reflect our current estimate of the remediation costs.

•
In the fourth quarter of 2006 we revised our methodology for assessing this liability, shifting to a “Monte Carlo simulation” analysis which we hope will improve our ability to predict the actual liability for the remaining cleanup.  We believe that a Monte Carlo simulation model is a useful tool for estimating the costs of a complex project where many different activities may have a wide variety of possible outcomes.  A Monte Carlo simulation model allows the user to establish high, medium, and low cost estimates for discrete tasks within the project, and then to assign probability estimates for specific outcomes.  Using these inputs, the simulation ultimately generates a data set of 3,000 randomly generated outcomes with related costs and provides the capability to map these on a histogram with the axes defining “frequency” and “total cost”.  Additionally, the simulation produces a range of costs with probability-of-outcome percentiles attached to each.  Our new methodology adopts the practice of accruing to the dollar amount that corresponds to the 50th percentile, such that there is a 50% probability that costs will not exceed such amount based on the simulation exercise, as we believe this is the best available estimate.

•
We are in active discussions with the Washington State Department of Ecology to promote protection of the environment, optimize and appropriately allocate the remaining cleanup liabilities, and maximize our control over the remediation process.

•
We are participating actively in the P&T bankruptcy action as an unsecured creditor in an effort to maximize any potential recovery from P&T's remaining assets, although we have substantial doubt as to whether we will recoup any material portion of those assets because substantially all of P&T’s assets are subject to the security interests of its lenders.

Although management continues to monitor closely both the Port Gamble cleanup process and the P&T bankruptcy proceeding, our addition of $1.9 million to the remediation liability reflects what management believes to be the best estimate of the remaining cleanup cost based upon an estimation method that represents the most likely outcome.

The environmental liability at December 31, 2007 includes $250,000 that the Partnership expects to expend in the next 12 months and $1.75 million thereafter.  Current activities at the site include dismantling a sparge area of dredged materials on the millsite itself and costs for developing a clean up plan for the site as a whole.  Activity in the environmental remediation liability is detailed as follows:

Year ended December 31,	Balances at the Beginning of the Year	Additions to Accrual	Expenditures for Remediation	Balances at the End of the Year
2005	474,000	198,000	514,000	158,000
2006	158,000	260,000	176,000	242,000
2007	242,000	1,878,000	126,000	1,994,000

General & Administrative (G&A)

Fiscal Year 2007 compared to 2006.  G&A costs increased $965,000, or 25%, to $4.8 million from $3.8 million in 2006.  The increase in general and administrative expenses is due primarily to professional service fees incurred to evaluate capital structuring alternatives with management and the Board of Directors of the General Partner.  G&A costs represented 9% of revenue in 2007.

Fiscal Year 2006 compared to 2005.  G&A costs increased $166,000, or 5%, to $3.8 million from $3.7 million in 2005.  The increase in general and administrative expenses experienced in 2006 is due to an increase in costs associated with new internal control reporting and related audit requirements under the Sarbanes Oxley Act.  G&A costs represented 6% of revenue in 2006 and 2005.

Interest Income and Expense

Interest income for 2007 increased to $1.8 million in 2007 from $1.2 in 2006 and $402,000 in 2005.  The increase in interest income is due to higher average cash and short-term investment balances.  Our combined cash and short-term investments balance in 2007 grew from $32.2 million at December 31, 2006 to $32.9 million at December 31, 2007.  We have invested cash in excess of immediate operating cash requirements in auction rate securities, which in our case are currently student loans backed with the highest credit rating of Aaa/AAA.  The maturities on these securities are long-term while the interest rate resets every 28 days.

Interest expense net of interest capitalized to development projects was $1.4 million for 2007, $1.8 million for 2006 and $2.9 million in 2005.  The decrease in interest expense from 2006 to 2007 is attributable to regularly scheduled principal payments due on our timberland mortgage and an increase in capitalized interest related to increased basis on land projects under development.  The Partnership’s debt consists primarily of mortgage debt with a fixed interest rate and amortization schedule.  The outstanding debt has not been reduced with available cash and short-term investment balances because the terms of the timberland mortgages include a “make whole” premium paid to the lender for unscheduled principal payments.

Income Taxes

Pope Resources is a limited partnership and is, therefore, not subject to income tax.  Instead, taxable income/loss flows through and is reported to unitholders each year on a Form K-1 for inclusion in each unitholder’s tax return.  Pope Resources does, however, have corporate subsidiaries that are subject to income tax and this is why a line item for such tax appears on the statements of operations.  The corporate tax-paying entities are utilized for our third-party service fee businesses.

Fiscal Year 2007 compared to 2006.  We have recorded an income tax benefit of $69,000 in 2007, whereas we had recorded a provision for income taxes of $439,000 in 2006.  The tax benefit results from the operating loss generated by our Timberland Management & Consulting segment and increased costs associated with launching our second timber fund as previously described.

Fiscal Year 2006 compared to 2005.  We recorded a provision for income taxes of $439,000 in 2006 and $1.0 million in 2005.  The decrease in tax expense is due to the decline in income generated by our Timberland Management & Consulting segment that tracks with the decline in acres under management as previously described.

Minority Interest-ORM Timber Fund I, LP

Minority Interest-ORM Timber Fund I, LP represents the 80% portion of 2007 net loss of the Fund attributed to third-party owners of the Fund.  The increase in this amount from prior year is due to the increase in operating activities of the Fund given its acquisition of timberland in late 2006.

Minority Interest-IPMB

Minority Interest-IPMB represents that share of income earned from the Investor Portfolio Management Business (IPMB) allocated to Pope MGP, Inc., the Managing General Partner of the Partnership.  The 1997 amendment to the Limited Partnership Agreement authorizing the Partnership to pursue the IPMB further specifies that income from the IPMB will be split using a sliding scale allocation method beginning at 80% to the Partnership’s wholly-owned subsidiary, ORM, Inc., and 20% to Pope MGP, Inc.  The sliding scale allocation method evenly divides IPMB income between ORM, Inc. and Pope MGP, Inc. once such income reaches $7,000,000 in a given fiscal year.  The share of IPMB allocated to Pope MGP is further split between Pope MGP and a management incentive plan.  In 2007, Pope MGP’s share of the IPMB was $0.

Current activities of the IPMB are contained in the Timberland Management & Consulting segment, which include timberland consulting, management and disposition services, and expenses associated with the launch of a second private equity timber fund.

Fiscal Year 2007 compared to 2006.  The charge or expense that is the allocation of income to a minority interest decreased to zero in 2007 from $77,000 in 2006.  The decrease in minority interest allocation is due to the reduction in the per-acre management fee rate for our primary timberland management client and expenses associated with launching our second timber fund.

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

Funds generated internally from operations and externally through financing are expected to provide the required resources for the Partnership's future capital expenditures.  The Partnership’s debt-to-total-capitalization ratio as measured by the book value of equity was 24% at December 31, 2007 versus 27% at December 31, 2006.  The Partnership’s debt consists primarily of timberland mortgages with fixed amortization schedules and loan terms that include a prepayment penalty.  We currently operate without an operating line of credit due to the cash we hold in excess of our current operating needs.  We will continue to monitor and forecast our expected cash requirements and re-establish a line of credit if a need for additional liquidity should arise.

Now that ORM Timber Fund I, LP is invested we are working on raising capital for a second, follow-on fund.  Management anticipates that this second fund will be sized at approximately $100 million and that we will co-invest at the same 20% level ($20 million in this case), as was done for the first fund.

The annual harvest target for 2008 is expected to be approximately 37 MMBF as compared to 55 MMBF in 2007.  This represents a 33% reduction from prior year and a 36% reduction from our sustainable harvest level of 57 MMBF.  The decision to defer harvest was made in response to our expectation of continued weakness in the market for sawlogs resulting from the slowdown in housing starts.   We plan to harvest 5 MMBF from the tree farms owned by the Fund in 2008.  This represents a 40% reduction from the Fund’s sustainable harvest level of 8 MMBF.

During the year ended December 31, 2007, overall cash and cash equivalents decreased $5.0 million while we invested an additional $5.8 million in short-term investments.  This compares to the year ended December 31, 2006 when we experienced an increase in cash and cash equivalents of $3.8 million and invested $10.0 million in short-term investments.

Operating cash activities.  The table below provides the components of operating cash flows for each year of the three year periods ended December 31, 2007.  Cash received from customers and paid to suppliers and employees results from the harvest and sale of forest products from our tree farms; timberland management, disposition, and consulting services provided to timberland owners; and finally, the sale of our development properties.

Operating cash activities (in thousands):	2007	2006	2005
Cash received from customers	$47,667	$69,548	$56,730
Cash paid to suppliers and employees	(24,473)	(25,030)	(25,232)
Interest received	1,712	1,095	377
Interest paid	(2,585)	(1,795)	(2,892)
Income taxes paid	(340)	(247)	(74)
Total	$21,981	$43,571	$28,909

Cash generated by operating activities decreased to $22.0 million in 2007 from $43.6 million in 2006.  The decrease in cash generated by operating activities resulted primarily from two major non-recurring land sales in 2006 that resulted in nearly $20.0 million of cash flow.

Cash generated by operating activities increased to $43.6 million in 2006 from $28.9 million in 2005.  The increase in cash generated by operating activities resulted primarily from two major land sales that resulted in nearly $20.0 million of cash flow.

Cash used in investing activities.  The table below represents the annual components of cash used by year in investing activities for each of the three-year periods ended December 31, 2007.  Recurring investing activities consist primarily of tree planting, road building and investment in our development properties to build infrastructure and acquire the entitlements necessary to make further development of the properties possible.

Investing activities (in thousands):	2007	2006	2005
Buildings and equipment	$793	$622	$784
Development properties	9,868	10,458	4,960
Timber and roads	1,501	1,098	1,012
Timberland acquisitions	-	57,805	-
Purchase of short-term investments	5,775	10,000	15,000
Proceeds from the sale of fixed assets	(64)	-	(6)
Cash used in investing activities	$17,873	$79,983	$21,750

Cash used in investing activities decreased to $17.9 million in 2007 from $80.0 million in 2006.  The decrease in 2007 from 2006 is due primarily to the Fund’s 2006 $57.8 million acquisition of two timber properties.  In 2007 we invested $5.8 million in short term investments and $793,000 of other capital expenditures.  Cash used to purchase short-term investments represents the acquisition of auction rate securities that are being used as a vehicle for investing cash balances in excess of cash required for immediate operating needs.  We incurred capital expenditures for development costs in 2007 for the following Real Estate properties: $2.9 million at Gig Harbor, $2.6 million at Bremerton, $1.6 million for a land acquisition that is contiguous to the Port Gamble townsite, $1.1 million of capitalized interest related to the Gig Harbor and Bremerton projects, $828,000 at Hansville, $610,000 at Arborwood and $23,000 related to other miscellaneous projects.

Cash used in investing activities increased to $80.0 million in 2006 from $21.8 million in 2005.  Investing activities in 2006 consisted primarily of the Fund’s $57.8 million acquisition of two timber properties.  Eighty-percent of the cash used by the Fund to purchase this timberland was sourced from $46.8 million of third-party investor capital contributions.  Additional investing activities of the Partnership consisted of $10.0 million of auction rate securities and $12.2 million of capital expenditures.  We incurred capital expenditures for development costs in 2006 for the following Real Estate properties: $8.7 million at Gig Harbor; $1.4 million at Bremerton; and $398,000 on the Partnership’s other development properties.   Other capital expenditures included $1.1 million of reforestation and road building costs on our owned timberlands; and $622,000 of buildings and equipment expenditures, with nearly three-fourths of this total related to the Port Gamble townsite.

Cash provided by (used in) financing activities.  The table below represents the components of cash used in financing activities for each year of the three-year period ended December 31, 2007.  Our financing activities primarily reflect payments made on timber mortgages and other debt, unitholder distributions, capital contributions by third-party investors in the timber funds, and payments to the Managing General Partner, Pope MGP, for its minority interest allocation of IPMB income.  These payments and outflows are partially offset by cash received from the exercise of unit options issued to employees and directors.

Financing activities (in thousands):	2007	2006	2005
Mortgage/LID payments	$(1,481)	$(1,675)	$(1,883)
Net (paydown) draw on line of credit	-	-	(758)
ORM Timber Fund I, LP Capital Contributions	-	46,831	-
Cash distribution to unitholders	(6,929)	(4,961)	(3,701)
Unit repurchase	(1,374)	-	-
Cash received from unit option exercises	730	254	1,813
Minority interest distribution	(75)	(204)	(26)
Cash provided (used) by financing activities	$(9,129)	$40,245	$(4,555)

Cash used by financing activities was $9.1 million in 2007 as compared to $40.2 million provided by financing activities in 2006.  This change is due primarily to $46.8 million of capital contributions received by third-party investors to the ORM Timber Fund I.  Cash of $1.4 million was used to acquire Partnership units pursuant to a unit repurchase plan authorizing the acquisition of up to $5.0 million of Partnership units commencing November 1, 2007 and continuing for up to one year.  Cash distributions were $2.0 million higher in 2007 than 2006 due to an increase in our per unit quarterly distributions from $0.28 to $0.40 per unit in the third quarter of 2007.

Cash generated from financing activities increased to $40.2 million for 2006 from $4.6 million used in 2005.  Cash generated by financing activities in 2006 consisted of $46.8 million of capital contributions to the Fund by third-party investors, and $254,000 received from the exercise of unit options, which is partially offset by the following: unitholder distributions totaling $5.0 million, $1.7 million of payments on long-term debt, and $204,000 in minority interest distributions.  In the third quarter of 2006 we increased our quarterly distribution from $0.25 to $0.28 per unit.

Expected future changes to cash flows

Operating activities.  As discussed above, we plan to decrease the Partnership’s annual harvest volume from 55 MMBF in 2007 to 37 MMBF in 2008.  As announced, this reduction is in response to expected soft prices for logs as the slowdown in housing starts has curtailed demand for solid wood products.  The decreased harvest level will translate to lower cash flow from Fee Timber operations in 2008.  Cash generated by Real Estate transactions is also expected to decline in 2008 from 2007.

Investing activities.  Management is now working on securing capital commitments for a second fund.  The level of co-investment in the second fund is expected to be the same 20% as was the case in the first fund, but the size of the second fund is expected to exceed $100 million.  In addition to these co-investment obligations, capital infrastructure expenditures for our Gig Harbor and Bremerton projects are expected to total $2.2 million and $508,000, respectively, in 2008.   The majority of Gig Harbor capital expenditures in 2008 are expected to reflect work on the residential plat entitlement, utility connections, capitalized interest and infrastructure on the property.  Capital expenditures on the Bremerton property in 2008 will primarily relate to road and utility extension.

Financing activities.  Management is currently projecting that cash on hand, short-term investments, and cash generated from operating activities will be sufficient to bridge the front-loading of the capital needs for development properties and co-investments in future timber funds.  This point of view reflects management’s rationale for not renewing our bank line of credit, which has been utilized by the Partnership at various times in its history.  We may incur debt in the future to either co-invest in future timber funds or to fund significant capital improvements on our development properties if management determines operating cash flows or cash reserves are not sufficient to cover these expenditures.

Our debt-to-total-capitalization ratio as of December 31, 2007, as measured by the book and market value of our equity, was 24% and 13%, respectively.  Should a financing need arise, management is comfortable that there is room to take on some debt with the ratios at these levels, since our loan covenant which limits debt-to-total-capitalization to 50% is measured against the lower of these two calculations.  The Hood Canal tree farm secures the Partnership’s current timberland mortgages while the Columbia tree farm is not currently used as collateral for any debt obligations.  To date the Partnership’s strong financial position has enabled fairly easy access to credit at reasonable terms when needed.

Seasonality

Fee Timber.  The Partnership owns 113,000 acres of timberland in Washington State.  Our timber acreage is concentrated in two non-contiguous tree farms: the 70,000-acre Hood Canal tree farm located in Kitsap, Jefferson, and Mason Counties on the eastern side of Washington’s Olympic Peninsula, and the 43,000-acre Columbia tree farm located in Cowlitz, Clark, Lewis, and Skamania counties on the western side of Washington’s Cascade mountain range.

The Hood Canal tree farm is concentrated at low elevations, which permits us to harvest trees year-round.  Generally, we concentrate our harvests from this tree farm in the winter and spring when supply, and thus competition, is typically lower and, accordingly, when we can expect to receive higher prices.  With the acquisition of the Columbia tree farm in 2001, and the timberlands acquired by the Fund in 2006, management expected a decrease in the seasonality of Fee Timber operations as the Columbia tree farm and timberlands owned by the Fund are at higher elevations where harvest activities are generally possible only in the late spring and summer months.  In practice, over the last two years our harvest has tended to be more front-loaded, as log prices have been relatively strong in the first half of the year and winter weather has been relatively benign, enabling management to front-load the harvest plan.  In future periods, management expects quarterly harvest volume to be affected by both local market conditions for logs and weather conditions.  The weak log markets we are currently experiencing will lead to a relatively low harvest in the first quarter of 2008.

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

Contractual Obligations, Commercial Commitments and Contingencies

Our commitments at December 31, 2007 consist of operating leases, and purchase obligations entered into in the normal course of business.

	Payments Due By Period /Commitment Expiration Date
Obligation or Commitment (in 000's)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Total debt	$30,727	$1,342	$2,684	$26,701	$-
Operating leases	81	67	12	2	-
Interest on debt	9,851	2,456	4,576	2,819	-
Unconditional purchase obligations	145	145	-	-	-
Environmental remediation	1,994	250	1,744	-	-
Other long term obligations	297	75	92	50	80
Total contractual obligations	$43,095	$4,335	$9,108	$29,572	$80

Unconditional purchase obligations represent contracted infrastructure construction at the Bremerton property.  Environmental remediation represents our estimate of potential liability associated with environmental contamination at Port Gamble.  Other long-term obligations consist of a $204,000 liability for a supplemental employment retirement plan and a $93,000 contribution commitment to the YMCA of Pierce County’s fund for building a new facility at Gig Harbor.  This commitment was made as part of the sale of business park property at the Gig Harbor project to the YMCA.

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

Capital Expenditures and Commitments

Projected capital expenditures in 2008 are $6.7 million, excluding any potential co-investment by the Partnership in ORM Timber Fund II, Inc.  Projected capital expenditures are currently expected to include $2.2 million for the Gig Harbor site and $0.5 million for the Bremerton site.  These expenditures could be increased or decreased as a consequence of future economic conditions.  Projected capital expenditures are subject to permitting timetables and progress towards closing on specific land sale transactions.

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

ACCOUNTING MATTERS

Accounting Standards Not Yet Implemented

In December 2007, the FASB issued SFAS No.  141R, Business Combinations, and SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements.  These standards were issued jointly and will require most identifiable assets, liabilities, noncontrolling interests, and goodwill acquired in a business combination to be recorded at full fair value and will require noncontrolling interests (previously referred to as minority interests) to be reported as a component of equity, which changes the accounting for transactions with noncontrolling interest holders.  Both statements are effective for fiscal years beginning on or after December 15, 2008.  SFAS No. 141R will be applied only to acquisitions subsequent to the effective date.  SFAS No. 160 will be applied prospectively to all noncontrolling interests, including any that arose before the effective date, except that the presentation and disclosure requirements will be applied retrospectively.

Although management is currently in the process of evaluating the impact of these standards on the Partnership’s consolidated financial statements, management expects the impact to include reclassification of the minority interests to equity.

Critical Accounting Policies and Estimates

Management believes its most critical accounting policies and estimates relate to calculations of timber depletion and liabilities for matters such as environmental remediation, and potential asset impairments.   In relation to liabilities, potential impairments and other estimated charges, it is management’s policy to conduct ongoing reviews of significant accounting policies and assumptions used in the preparation of the financial results of the Partnership.  The assumptions used are tested against available and relevant information and reviewed with subject-matter experts for consistency and reliability.  During the preparation of financial results, tests are conducted to ascertain that the net book carrying values of assets are not in excess of estimated future cash flows.  These tests use current market information, if available, or other generally accepted valuation methods, such as future cash flows.  When the use of estimates is necessary, an exact answer is unlikely, and therefore, the range of likely outcomes is used in the preparation of the financial statements.  Tests are also applied in order to be reasonably assured that liabilities are properly reflected on the records of the Partnership and that the notes to the financial statements are prepared in a fashion that informs readers of possible outcomes and risks associated with the conduct of business.

Purchased timberland cost allocation.  When the Partnership acquires timberlands, a purchase price allocation is performed that allocates cost between the categories of merchantable timber, premerchantable timber, and land based upon the relative fair values pertaining to each of the categories.  When timberland is acquired the land is separately evaluated for current value.

Depletion.  Depletion represents the cost of timber harvested and the cost of the permanent road system and is charged to operations by applying a depletion rate to volume harvested during the period.  The depletion rate is calculated on January 1st of each year by dividing the Partnership’s cost of merchantable timber and the cost of the permanent road system by the volume of merchantable timber.  For purposes of the depletion calculation in 2007, merchantable timber is defined as timber that is equal to or greater than 40 years of age.  Beginning in 2008 we have defined merchantable timber in our depletion calculation as equal to or older than 35 years of age.  Dropping from the 40-year-old to the 35-year-old threshold would have decreased 2007 depletion expense by approximately $262,000.

To calculate the depletion rate, the Partnership uses a combined pool when the characteristics of the acquired timber are not significantly different from the Partnership’s existing timberlands.  The depletion cost on recently acquired timber, such as timber harvested from ORM Timber Fund I, LP timberland, is expected to approximate the net stumpage realized on the sale, which will result in relatively little net income impact from the harvest but will generate operating cash flow.

Timber inventory volumes take into account the applicable state and Federal regulatory limits on timber harvests as applied to the Partnership’s properties.  Washington State’s forest practice regulations provide for expanded riparian management zones, wildlife leave trees, and other harvest restrictions to protect various fish and other wildlife species.  Timber inventory volume is accounted for by the Partnership's standing timber inventory system, which utilizes annual statistical sampling of the timber (cruising) together with adjustments made for estimated annual growth and the depletion of areas harvested.

The standing inventory system is subject to two processes each year to monitor accuracy.  The first is the annual cruise process and the second is a comparison of (a) volume actually extracted by harvest to (b) inventory in the standing inventory system at the time of the harvest.  A “cruise”, which utilizes statistical sampling techniques, represents a physical measurement of timber on a specific set of acres.  The cruise process is completed when the physical measurement totals are compared to the volume captured in the standing inventory system.  Only productive acres with timber that is at least 20 years old are selected as subject to a cruise.  The Partnership cruises 15-20% of its productive acres with 20-year-old or greater timber annually.  Specific acres are first selected for cruising with a bias towards those acres that have gone the longest without a cruise and, second, with a bias towards those acres that have been growing the longest.  As the cruise is being performed, only those trees with a breast height diameter (approximately 4.5 feet from the ground) of at least 6 inches are measured for inclusion in the inventory.

A hypothetical 5% change in estimated timber inventory volume would have changed 2007 depletion expense by $184,000.

Environmental remediation.  The environmental remediation liability represents estimated payments to be made to monitor (and remedy if necessary) certain areas in and around the townsite and millsite of Port Gamble, Washington.  Port Gamble is a historic town that was owned and operated by P&T, formerly a related party, until 1985 when the townsite and other assets were spun off to the Partnership.  P&T continued to operate the townsite until 1996 and leased the millsite at Port Gamble through January 2002, at which point P&T signed an agreement with the Partnership dividing the responsibility for environmental remediation of Port Gamble between the two parties.  Under Washington law, both Pope Resources and P&T are “potentially liable persons” based on ownership and/or operation of the site.  These laws provide for joint and several liability among parties owning or operating property on which contamination occurs, meaning that cleanup costs can be assessed against any or all such parties.  Our agreement with P&T was intended to apportion responsibility based on this principle, with P&T bearing the larger share of responsibility based upon their role in operating the site and upon their relatively lengthy ownership.

However, P&T's financial condition has declined markedly in recent years, having first disclosed questions about its ability to continue as a going concern in its Annual Report on Form 10-K for the fiscal year ended December 31, 2006.  Since that time we have closely monitored P&T's financial disclosures, including its repeated attempts to restructure its credit arrangements throughout the second and third quarters of 2007 and culminating in a late October 2007 bankruptcy filing in Canada, followed in November 2007 by a Chapter 11 bankruptcy filing in the United States.  Since then, P&T has undertaken to sell substantially all of its assets.  These actions raised substantial doubt in management's views as to whether P&T can meet all or any portion of its obligations under our settlement and remediation agreement.

Because of the joint and several liability that attends to the cleanup obligation, management has taken a number of steps to address our own exposure.  First, as noted above, we have increased our remediation estimate by $1.9 million to reflect our current estimate of the remediation costs.  Second, because we have increased our estimate of the potential costs on several occasions in the past, we have revised our methodology for assessing this liability, shifting to a “Monte Carlo simulation” analysis which we hope will improve our ability to predict the actual liability for the remaining cleanup.  Third, we are in active discussions with the Washington State Department of Ecology to promote protection of the environment, optimize and appropriately allocate the remaining cleanup liabilities, and maximize our control over the remediation process.  Finally, we are monitoring the P&T bankruptcy action as an unsecured creditor in an effort to maximize any potential recovery from P&T's remaining assets, although we have substantial doubt as to whether we will recoup any material portion of those assets because substantially all of P&T’s assets are subject to the security interests of its lenders.

Management continues to monitor closely both the Port Gamble cleanup process and the P&T bankruptcy proceeding; however, in light of current circumstances our addition of $1.9 million to the remediation liability reflects what management believes to be the best estimate of the remaining cleanup cost based upon an estimation method that represents the most likely outcome.

Property development costs:  The Partnership is developing several master planned communities with the Gig Harbor and Bremerton projects being the most notable currently.  Costs of development, including interest, are capitalized for these projects and allocated to individual lots based upon their relative preconstruction value.  This allocation of basis supports, in turn, the computation of those amounts reported as a current vs. long-term asset (“Land Held for Sale” and “Land Held for Development”, respectively).  As lot sales occur, the allocation of these costs becomes part of cost of sales attributed to individual lot sales.  Costs associated with land including acquisition, project design, architectural costs, road construction, capitalized interest and utility installation are accounted for as investment activities (as opposed to an operating activity) on our statement of cash flows.  These investments are often made for a number of years prior to the realization of revenue from the disposition of these properties.  Cash generated from the sale of these properties is classified as an operating activity on our cash flow statement as the sale of these properties is the main operating activity of our Real Estate segment.

Percentage of Completion Revenue Recognition: The partnership accounts for revenue recognized from development sales consistent with Statement of Financial Accounting Standards No. 66, Accounting for Sales of Real Estate.    When a real estate transaction is closed with significant outstanding obligations to complete infrastructure or other construction, revenue is recognized on a percentage of completion method by calculating a ratio of costs incurred to total costs expected.  Revenue is deferred proportionately based on the remaining costs to complete the project.

Item 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

At December 31, 2007, the Partnership had $30.7 million of fixed-rate debt outstanding with a fair value of approximately $32.5 million based on the current interest rates for similar financial instruments.  A change in the interest rate on fixed-rate debt will affect the fair value of the debt, whereas a change in the interest rate on variable-rate debt will affect interest expense and cash flows.  A hypothetical 1% change in prevailing interest rates would change the fair value of the Partnership's fixed-rate long-term debt obligations by $1.0 million.

Item 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

POPE RESOURCES

 A DELAWARE LIMITED PARTNERSHIP

YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

CONTENTS

Page

Reports of Independent Registered Public Accounting Firm	50-51

Financial statements:

Consolidated balance sheets	52

Consolidated statements of operations	53

Consolidated statements of partners’
capital and comprehensive income	54

Consolidated statements of cash flows	55

Notes to consolidated financial statements	56-70

Report of Independent Registered Public Accounting Firm

The Board of Directors and Unitholders
Pope Resources, A Delaware Limited Partnership:

We have audited the accompanying consolidated balance sheets of Pope Resources, A Delaware Limited Partnership, and subsidiaries (collectively, the Partnership) as of December 31, 2007 and 2006, and the related consolidated statements of operations, partners’ capital and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007.  In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the index at Item 15.  These consolidated financial statements and financial statement schedule are the responsibility of the Partnership’s management.  Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.
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
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pope Resources, A Delaware Limited Partnership, and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.
Effective January 1, 2006, the Partnership adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” and Securities and Exchange Commission Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements.”
We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee for Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 5, 2008 expressed an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington
March 5, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Unitholders
Pope Resources, A Delaware Limited Partnership:

We have audited Pope Resources, A Delaware Limited Partnership, internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, Pope Resources, A Delaware Limited Partnership, maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO)

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated  balance sheets of Pope Resources, A Delaware Limited Partnership, and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations, partners’ capital and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 5, 2008 expressed an unqualified opinion on those consolidated financial statements.

/s/KPMG LLP

Seattle, Washington
March 5, 2008

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2007 AND 2006
(IN THOUSANDS)

ASSETS
	2007	2006
Current assets:
Cash and cash equivalents	$2,174	$7,194
Short-term investments	30,775	25,000
Accounts receivable	442	1,074
Land held for sale	780	2,813
Current portion of contracts receivable	622	4,547
Prepaid expenses and other	252	499
Total current assets	35,045	41,127

Properties and equipment, at cost:
Land held for development	21,159	13,294
Land	22,318	22,327
Roads and timber, net of accumulated depletion
of $48,418 and $43,461	94,635	98,110
Buildings and equipment, net of accumulated
depreciation of $7,017 and $6,748	3,577	3,405
Total properties and equipment, at cost	141,689	137,136
Other assets:
Contracts receivable, net of current portion	1,420	1,161
Other	1,171	858
Total other assets	2,591	2,019

Total assets	$179,325	$180,282

LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities:
Accounts payable	$1,371	$1,114
Accrued liabilities	2,112	3,083
Current portion of environmental remediation	250	236
Current portion of long-term debt	1,342	1,342
Minority interest - IPMB	3	77
Deposits	105	85
Deferred revenue	268	8,838
Total current liabilities	5,451	14,775

Long-term debt	29,385	30,866
Minority interest - ORM Timber Fund I, LP	45,803	46,685
Environmental remediation	1,744	6
Other long-term liabilities	298	345

Commitments and contingencies

Partners' capital (units outstanding: 4,663 and 4,647)	96,644	87,605

Total liabilities and partners' capital	$179,325	$180,282

See accompanying notes to consolidated financial statements.

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

(IN THOUSANDS, EXCEPT PER UNIT INFORMATION)

	2007	2006	2005

Revenue:
Fee Timber	$35,514	$35,260	$44,424
Timberland Management & Consulting	1,344	3,670	7,764
Real Estate	15,037	27,320	4,818
Total revenues	51,895	66,250	57,006

Costs and expenses:
Cost of sales:
Fee Timber	(15,837)	(16,221)	(23,847)
Real Estate	(4,625)	(9,532)	(748)
Total cost of sales	(20,462)	(25,753)	(24,595)

Operating expenses:
Fee Timber	(4,462)	(4,447)	(4,257)
Timberland Management & Consulting (TM&C)	(2,227)	(2,404)	(4,224)
Real Estate	(3,371)	(3,664)	(2,602)
Real Estate environmental remediation	(1,878)	(260)	(198)
General & Administrative (G&A)	(4,782)	(3,817)	(3,651)
Total operating expenses	(16,720)	(14,592)	(14,932)

Operating income (loss):
Fee Timber	15,215	14,592	16,320
Timberland Management & Consulting	(883)	1,266	3,540
Real Estate	5,163	13,864	1,270
Unallocated G&A	(4,782)	(3,817)	(3,651)
Total operating income	14,713	25,905	17,479

Other income (expense):
Interest expense	(2,574)	(2,691)	(2,879)
Interest capitalized to development projects	1,145	912	-
Interest income	1,753	1,154	402
Total other income (expense)	324	(625)	(2,477)
Income before income taxes and minority interest	15,037	25,280	15,002
Income tax benefit (expense)	69	(439)	(997)
Income before minority interest	15,106	24,841	14,005
Minority interest-ORM Timber Fund I, LP	402	146	-
Minority interest - IPMB	-	(77)	(321)

Net income	$15,508	$24,910	$13,684

Earnings per unit:
Basic	$3.31	$5.37	$2.97
Diluted	$3.21	$5.23	$2.88

Distributions per unit	$1.36	$1.06	$0.80

See accompanying notes to consolidated financial statements.

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005

(IN THOUSANDS)

	General	Limited
	Partners	Partners	Total

December 31, 2004	991	53,542	54,533

Net income and comprehensive income	178	13,506	13,684

Distributions	(48)	(3,653)	(3,701)

Equity based compensation	-	76	76

Proceeds from option exercises	-	1,813	1,813

December 31, 2005	$1,121	$65,284	$66,405

SAB 108 Adjustment	7	546	553

Adjusted January 1, 2006	$1,128	$65,830	$66,958

Net income and comprehensive income	322	24,588	24,910

Distributions	(64)	(4,897)	(4,961)

Equity based compensation	-	444	444

Proceeds from option exercises	-	254	254

December 31, 2006	$1,386	$86,219	$87,605

Net income and comprehensive income	199	15,309	15,508

Distributions	(83)	(6,366)	(6,449)

Equity based compensation	-	624	624

Unit repurchase	-	(1,374)	(1,374)

Proceeds from option exercises	-	730	730

December 31, 2007	$1,502	$95,142	$96,644

Weighted average units outstanding :	12/31/2007	12/31/2006	12/31/2005
Basic	4,680	4,642	4,605
Diluted	4,825	4,762	4,753

See accompanying notes to consolidated financial statements.

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2007, 2006, AND 2005
(IN THOUSANDS)
	2007	2006	2005

Cash flows from operating activities:
Cash received from customers	$47,667	$69,548	$56,730
Cash paid to suppliers and employees	(24,473)	(25,030)	(25,232)
Interest received	1,712	1,095	377
Interest paid	(2,585)	(1,795)	(2,892)
Income taxes paid	(340)	(247)	(74)
Net cash provided by operating activities	21,981	43,571	28,909
Cash flows from investing activities:
Capital expenditures	(12,162)	(12,177)	(6,756)
Proceeds from sale of fixed assets	64	-	6
Purchase of short-term investments	(5,775)	(10,000)	(15,000)
Timberland acquisition	-	(57,806)	-
Net cash used in investing activities	(17,873)	(79,983)	(21,750)
Cash flows from financing activities:
Cash distributions to unitholders	(6,449)	(4,961)	(3,701)
Net draw (repayment) on line of credit	-	-	(758)
ORM Timber Fund I, LP capital contributions	-	46,831	-
ORM Timber Fund I, LP distributions	(480)	-	-
Unit repurchase	(1,374)	-	-
Repayment of long-term debt	(1,481)	(1,675)	(1,883)
Proceeds from option exercises	730	254	1,813
Minority interest distribution	(74)	(204)	(26)
Net cash provibed by (used in) financing activities	(9,128)	40,245	(4,555)
Net increase (decrease) in cash and cash equivalents	(5,020)	3,833	2,604
Cash and cash equivalents:
Beginning of year	7,194	3,361	757
End of year	$2,174	$7,194	$3,361

Reconciliation of net income to net cash
provided by operating activities:
Net income	$15,508	$24,910	$13,684
Cost of land sold	3,854	7,709	434
Minority interest-IPMB	-	77	321
Minority interest-ORM Timber Fund I, LP	(402)	(146)	-
Depreciation and amortization	777	712	640
Depletion	4,772	6,305	10,612
Deferred tax expense (benefit)	13	(16)	890
Equity based compensation	624	444	76
Increase (decrease) in cash from changes in
operating accounts:
Accounts receivable	676	(25)	71
Contracts receivable	3,666	(5,211)	267
Other current assets	247	(220)	(141)
Accounts payable and accrued liabilities	(551)	890	2,923
Environmental remediation	1,753	84	(316)
Deposits	20	27	81
Deferred revenue	(8,570)	8,534	(614)
Other long-term liabilities	(47)	133	(18)
Other long term assets	(360)	(636)	-
Other, net	(1)	-	(1)
Net cash provided by operating activities	$21,979	$43,571	$28,909

See accompanying notes to consolidated financial statements.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of operations:
Pope Resources, A Delaware Limited Partnership (the “Partnership”) is a publicly traded limited partnership engaged primarily in managing timber resources on its own properties as well as those owned by others.  Pope Resources’ active subsidiaries include ORM, Inc., which is responsible for managing Pope Resources’ timber properties; Olympic Resource Management LLC, which provides timberland management and consulting activities and is responsible for developing the timber fund business; Olympic Property Group I, LLC, which manages the Port Gamble town and millsites and land that is classified as development property; and OPG Properties LLC, which owns land that is held as development property.  These consolidated financial statements also include ORM Timber Fund I, LP (the Fund).  With respect to the Fund, Olympic Resource Management LLC is the general partner and owns 1% while Pope Resources owns 19%.  The Fund’s purpose is to invest in timberlands.  See Note 2 for additional information.

The managing general partner of the Partnership is Pope MGP, Inc.  The Partnership operates in three business segments: Fee Timber, Timberland Management & Consulting, and Real Estate.  Fee Timber represents the growing and harvesting of trees from owned properties.  Timberland Management & Consulting represents management, acquisition, disposition, and consulting services provided to third party owners of timberlands and provides management service to the Fund.  Real Estate consists of obtaining entitlements for properties that have been identified as having value as developed residential or commercial property and operating the Partnership’s existing commercial and residential properties in Kitsap and Pierce Counties, Washington.

     Principles of consolidation:
The consolidated financial statements include the accounts of the Partnership and its subsidiaries.  Intercompany balances and transactions have been eliminated in consolidation.

Minority interests:
Minority Interest – ORM Timber Fund I, LP represents the 80% interest in the Fund owned by third-party investors.  The Fund is consolidated into Pope Resources’ financial statements due to Olympic Resource Management LLC’s role as General Partner of the Fund (see Note 2.) Minority interest-IPMB represents Pope MGP, Inc.’s interest in the Investor Portfolio Management Business (IPMB) (see Note 10) and has been classified as a current liability since the minority interest’s share in income is generally distributed on an annual basis.

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

At December 31, 2007, minimum principal payments on contracts receivable for the next five years and thereafter are due as follows (in thousands):

2008	$622
2009	35
2010	302
2011	32
2012	187
Thereafter	864

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

Buildings and equipment consist of the following as of December 31, 2007 and 2006 (in thousands):

Description	12/31/2007	12/31/2006
Buildings	$7,257	$6,825
Equipment	2,763	2,750
Furniture and fixtures	574	578
Total	10,594	10,153
Accumulated depreciation	(7,017)	(6,748)
Net buildings and equipment	$3,577	$3,405

Timber:
The depletion rate is calculated by dividing estimated merchantable timber inventory into the cost basis of merchantable inventory as of the beginning of the year.  To calculate the depletion rate the Partnership uses a combined pool when the characteristics of the acquired timber are not significantly different from the Partnership’s existing timberlands.  Timber harvested by ORM Timber Fund I, LP is accounted for in a separate depletion pool due to the third-party owners in this Fund.

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

Deferred revenue:
Deferred revenue represents the unearned portion of revenue collected.  The balance at December 31, 2007 of $268,000 represents the unearned portion of the amounts received on cell tower leases.  The balance at December 31, 2006 includes $8.6 million for two real estate transactions.  The Partnership deferred $7.2 million for one transaction due to the buyer’s rescission clause surrounding the Partnership’s obligation to complete certain infrastructure improvements which was fulfilled in 2007.  An additional transaction in 2006 required deferral of $1.3 million of total revenue of $12.0 million since infrastructure improvement obligations under the sale agreement were not complete until December 31, 2007.  The remainder of the balance at December 31, 2006 represents the unearned portion of the amounts received for cell tower leases.

Revenue recognition:
Revenue on timber sales is recorded when title and risk of loss passes to the buyer.  Revenue on real estate sales is recorded on the date the sale closes, upon receipt of adequate down payment, and receipt of the buyer’s obligation to make sufficient continuing payments towards the purchase of the property.  The Partnership does not currently sell real estate with less than a 20% down payment.  Management fees and consulting service revenue is recognized as the related services are provided.

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

Equity based compensation:
Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No.  123 (revised 2004), Share Based Payment (SFAS No. 123R) using the modified prospective approach and accordingly have not restated prior period results.  SFAS 123R established the accounting for equity instruments exchanged for employee services.  Under SFAS 123R, share-based compensation cost is measured at the grant date based on the calculated fair value of the award.  We have also changed our accounting for equity-based compensation awarded to retirement eligible directors and employees to amortize the expense of the award on a straight line basis over the lesser of the vesting period or the period between the grant date and eligibility for retirement.

Prior to the adoption of SFAS No. 123R, we accounted for equity based compensation granted to employees in accordance with Accounting Principles Board (APB) No. 25, Accounting for Stock Issued to Employees, and related interpretations.  In 2005, we adopted the 2005 Unit Incentive Plan.  Following adoption of this new plan the Board of Directors began issuing restricted units instead of unit options as its primary method of granting equity based compensation.  Units issued as a result of option exercises and restricted unit grants are funded through the issuance of new units.  As of December 31, 2007, total compensation expense related to non-vested awards not yet recognized was $980,000 with a weighted average 28 months remaining to vest.

In addition to accounting and disclosure presented in accordance with APB No.  25, we also provided the disclosures required under SFAS No. 123, Accounting for Stock Based Compensation (SFAS No. 123) as amended by SFAS No. 148, Accounting for Stock Based Compensation – Transition and Disclosures.   As a result, no expense was reflected in our net income for the period ended December 31, 2005 for unit options, as all options granted had an exercise price equal to the market value of the underlying units on the grant date.

The table below reflects our proforma net income per unit for 2005 had compensation for unit options been determined based on the fair value at the grant date, consistent with the methodology prescribed under SFAS No.  123:
Year Ended December 31,
(In thousands except per unit data)	2005
Net income as reported	$13,684

Add back employee units based
compensation expense recognized	76

Subtract proforma compensation
expense under SFAS No. 123	(218)

Proforma net income
under SFAS No. 123	$13,542

Earnings per unit as reported:
Basic	$2.97
Diluted	$2.88

Proforma:
Basic	$2.94
Diluted	$2.85

No unit options were granted in 2007 or 2006.  For unit options granted in 2005, grant date fair values were determined based upon the following:

Year Ended December 31,
2005
Expected life	5 years
Risk free interest rate	4.00% - 4.56%
Dividend yield	1.2% - 2.3%
Volatility	25.0% - 31.7%
Weighted average value	$8.59

Comprehensive income:
Comprehensive income consists of net income.  The Consolidated Statements of Partners’ Capital and Comprehensive Income contain the disclosure and calculation of comprehensive income.

Income per partnership unit:
Basic income per partnership unit is computed using the weighted average number of units outstanding during each year.  Diluted income per unit is calculated using the weighted average units outstanding during the year, plus the dilutive impact of unit options outstanding.  Unit options are excluded from the computation if their effect is anti-dilutive.  There were no anti-dilutive unit options in 2007.  In 2006 and 2005 1,100 unit options outstanding were not included in the calculation of earnings per partnership units as they were anti-dilutive.

	Year Ended December 31,
	2007	2006	2005
Weighted average units outstanding (in thousands):
Basic	4,680	4,642	4,605
Dilutive effect of unit options	145	120	148
Diluted	4,825	4,762	4,753

Statements of cash flows:
The Partnership considers all highly liquid debt instruments with maturity of three months or less when purchased to be cash equivalents.

2.	ORM TIMBER FUND I, LP (the Fund)

ORM Timber Fund I, LP (the Fund) was formed by Olympic Resource Management LLC (ORMLLC) for the purpose of attracting investor capital to purchase timberlands.  The Fund was organized as a limited partnership where the general partner is ORMLLC.  The objective of the Fund is to generate a return on investments through the acquisition, management, value enhancement and sale of timberland properties.  The Fund will operate for a term of ten years from the end of the drawdown period which ended on August 1, 2007.

Pope Resources and ORMLLC own 20% of the Fund which is consolidated into the Partnership’s financial statements.  The Fund’s statement of operations for the years ended December 31, 2007 and 2006 consist of a loss of $516,000 and $169,000, respectively.  These losses include management fees paid to ORMLLC of $896,000 and $117,000 for 2007 and 2006, respectively, which are eliminated in consolidation.  Operating income of the Fund is generated primarily through the sale of logs and other forest products.  The Fund commenced harvest activities in March 2007 and harvested 5.3 MMBF during 2007.

The Partnership’s consolidated financial statements include the Fund’s assets and liabilities at December 31, 2007 and 2006 which are as follows:

	2007	2006
Current assets	550	778
Timber, land, and roads (net of $1,269
and $- accumulated depletion)	56,863	57,803
Total assets	$57,413	$58,581

Current liabilities	$159	$224
Members' capital	57,254	58,357
Total liabilities and members' capital	$57,413	$58,581

3.	LONG-TERM DEBT

Long-term debt at December 31 consists of (in thousands):
	2007	2006
Mortgage note payable to an insurance company, with interest at 9.65%, collateralized by timberlands, with monthly interest payments and annual principal payments maturing April 2011	$9,559	$10,099

Mortgage note payable to an insurance company, with interest at 7.63%, collateralized by timberlands, with monthly interest payments and annual principal payments maturing April 2011	20,804	21,555

Local improvement district assessments, with interest ranging from 5.03% to 6.5%, due through 2013	364	554
	30,727	32,208
Less current portion	(1,342)	(1,342)
Total long-term debt	$29,385	$30,866

The Partnership’s debt agreements contain covenants which require the Partnership to maintain a required debt service coverage ratio and a debt to market capitalization ratio.  As of December 31, 2007, the Partnership was in compliance with its debt covenants.

At December 31, 2007, principal payments on long-term debt for the next five years and thereafter are due as follows (in thousands):

2008	$ 1,342
2009	1,342
2010	1,342
2011	26,546
2012	155
Thereafter	0

4.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Partnership's financial instruments include cash and cash equivalents, short-term investments, accounts receivable, contracts receivable, accounts payable, and accrued liabilities, for which the carrying amount of each approximates fair value based on current market interest rates or their short-term nature.  The fair value of fixed rate debt having a carrying value of $30.7 million and $32.2 million has been estimated based on current interest rates for similar financial instruments to be approximately $32.5 million and $33.7 million as of December 31, 2007 and 2006, respectively.

5.	INCOME TAXES

The Partnership is not subject to income taxes.  Instead, partners are taxed on their share of the Partnership's taxable income, whether or not cash distributions are paid.  However, the Partnership’s taxable subsidiaries are subject to income taxes.  The following tables provide information on the impact of income taxes in those taxable subsidiaries.  Consolidated Partnership earnings are reconciled to earnings before income taxes in taxable subsidiaries for the years ended December 31 as follows:

(000’s)	2007	2006	2005
Consolidated Partnership income before income taxes (less minority interest)	$15,439	$25,349	$14,681
Less: Income earned in entities that pass-through pre-tax earnings to the partners	15,867	24,134	12,006
Income (loss) subject to income taxes	$(428)	$1,215	$2,675

The provision for income taxes relating to taxable subsidiaries of the Partnership consists of the following income tax benefit (expense) for the years ended December 31:

(000’s)	2007	2006	2005
Current	$82	$(455)	$(107)
Deferred	(13)	16	(890)
Total	$69	$(439)	$(997)

A reconciliation between the federal statutory tax rate and the Partnership’s effective tax rate is as follows for the years ended December 31:

	2007	2006	2005
Statutory tax on income	34%	34%	34%
Income (loss) earned in entities that pass-through pre-tax earnings to the partners	(34%)	(32%)	(27%)

Effective income tax rate	-%	2%	7%

The net deferred income tax assets include the following components as of December 31:

(000’s)	2007	2006
Current (included in prepaid expenses and other)	$52	$50
Non current (included in other assets)	67	82
Total	$119	$132

The deferred tax assets are comprised of the following:

(000's)	2007	2006
Employee-related accruals	$17	$50
Depreciation	67	17
Other	35	65
	$119	$132

6.	UNIT INCENTIVE PLAN

The Partnership’s 2005 Unit Incentive Plan (New Plan) authorized the granting of nonqualified equity compensation to employees, officers, and directors of the Partnership.  A total of 1,105,815 units have been reserved for issuance under the New Plan of which there are 1,056,167 units authorized but unissued as of December 31, 2007.  The Partnership issued 19,500 restricted units under the New Plan in 2007.   These units vest over four years with 50% vesting after three years and the remaining 50% vesting after the fourth year from date of grant provided the grantee is still an employee as of the vesting date.  The grantee may not transfer restricted units until the holder fulfills the vesting requirements, which last for four years.

Restricted Units:
Pope Resources changed the primary form of equity compensation from unit options to restricted units upon adoption of the New Plan.  The Human Resources Committee makes awards of restricted units to directors and senior managers of the Partnership and its subsidiaries.  The restricted unit grants ordinarily vest over four years and are compensatory in nature.  Restricted unit awards entitle the recipient to full distribution rights during the vesting period but are restricted from disposition and may be forfeited until the units vest.  The fair value, which equals the market price at date of grant, is charged to income on a straight line basis over the vesting period.

Restricted unit activity for the three years ended December 31, 2007 was as follows:
		Weighted Average
		Grant Date
	Units	Fair Value ($)
Outstanding at December 31, 2005	20,000	33.44
Grants	19,000	34.75
Delivered	(750)	33.44
Forfeited	(1,500)	33.44
Outstanding at December 31, 2006	36,750	34.10
Grants	19,500	43.20
Delivered	(448)	35.69
Surrendered for payment of tax withholding	(188)	35.69
Forfeited	(2,364)	37.54
Outstanding at December 31, 2007	53,250	37.27

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
	Options	Price ($)
Vested at December 31, 2004	233,441	15.65
Unvested at December 31, 2004	130,250	18.61
Outstanding at December 31, 2004	363,691	16.71
Exercised	(87,779)	20.66
Granted	2,100	32.51
Vested	56,820	27.28
Vested at December 31, 2005	200,482	16.57
Unvested at December 31, 2005	77,530	13.02
Outstanding at December 31, 2005	278,012	15.58
Forfeitures	(4,800)	12.00
Exercised	(19,750)	12.86
Vested	33,012	13.12
Vested at December 31, 2006	213,744	16.38
Unvested at December 31, 2006	39,718	13.06
Outstanding at December 31, 2006	253,462	15.86
Exercised	(47,406)	15.40
Vested	33,518	12.52
Vested at December 31, 2007	199,856	15.97
Unvested at December 31, 2007	6,200	15.96
Outstanding at December 31, 2007	206,056	15.97

The aggregate spread between the option exercise price and unit market price (intrinsic value) of all options outstanding at December 31, 2007 was $5.5 million.  The aggregate intrinsic value of all exercisable options at December 31, 2007 was $5.3 million.  The total intrinsic value of options exercised during 2007 was $1,305,000.  The weighted average remaining contractual term for all outstanding and exercisable options at December 31, 2007 was 4.2 years.

There were 1,085,815, 1,073,115 and 1,056,167 units available for issuance under the 2005 Unit Incentive Plan as of December 31, 2005, December 31, 2006, and December 31, 2007 respectively.

7.	PARTNERSHIP UNIT REPURCHASE PLAN

The Partnership adopted a unit repurchase plan in October 2007.  Under the plan the Partnership may repurchase limited partner units having an aggregate value of not more than $5,000,000.  The unit repurchase period commenced November 1, 2007 and may continue for up to one year.  In the fourth quarter of 2007 we purchased 31,656 units for an average cost per unit of $43.41 per unit.

8.	EMPLOYEE BENEFITS

As of December 31, 2007 all employees of the Partnership and its subsidiaries are eligible to receive benefits under a defined contribution plan.  During the years 2005 through 2007 the Partnership matched 50% of employees’ contributions up to 8% of an individual’s compensation.  The Partnership’s contributions to the plan amounted to $151,000, $130,000, $116,000, for the years ended December 31, 2007, 2006, and 2005 respectively.

9.	COMMITMENTS AND CONTINGENCIES

Environmental remediation:

The Partnership has an accrual for estimated environmental remediation costs of $1,994,000 and $242,000 as of December 31, 2007 and 2006, respectively.  This accrual represents estimated payments to be made to remedy environmental contamination at the historic Port Gamble, Washington, town and mill site and to monitor results of the cleanup efforts.  This contamination is believed to have occurred during the years P&T operated a mill at Port Gamble, from 1853 to 1995.  At the time Pope Resources was spun off from P&T, Port Gamble was included in our assets, and after contamination was discovered at the town site, mill site, and in the adjacent bay, we entered into a settlement and remediation agreement with P&T pursuant to which we and P&T allocated responsibility for cleanup costs.  Under Washington law, both Pope Resources and P&T are “potentially liable persons” based on ownership and/or operation of the site.  These laws provide for joint and several liability among parties owning or operating property on which contamination occurs, meaning that cleanup costs can be assessed against any or all such parties.  Our agreement with P&T was intended to apportion responsibility based on this principle, with P&T bearing the larger share of responsibility based upon their role in operating the site and upon their relatively lengthy ownership.

P&T's financial condition has declined markedly in recent years, having first disclosed questions about its ability to continue as a going concern in its Annual Report on Form 10-K for the fiscal year ended December 31, 2006.  Since that time we have closely monitored P&T's financial disclosures, including its repeated attempts to restructure its credit arrangements throughout the second and third quarters of 2007 and culminating in a late October 2007 bankruptcy filing in Canada, followed in November 2007 by a Chapter 11 bankruptcy filing in the United States.  Since then, P&T has undertaken to sell substantially all of its assets.  These actions raised substantial doubt in management's views as to whether P&T can meet all or any portion of its obligations under our settlement and remediation agreement.  Because of the joint and several liability that attends to the cleanup obligation, management has taken a number of steps to address our own exposure.  First, as noted above, we have increased our remediation estimate by $1.9 million to reflect our current estimate of the remediation costs.  Second, because we have increased our estimate of the potential costs on several occasions in the past, we have revised our methodology for assessing this liability, shifting to a “Monte Carlo simulation” analysis which we hope will improve our ability to predict the actual liability for the remaining cleanup.  Third, we are in active discussions with the Washington State Department of Ecology to promote protection of the environment, optimize and appropriately allocate the remaining cleanup liabilities, and maximize our control over the remediation process.  Finally, we are monitoring the P&T bankruptcy action as an unsecured creditor in an effort to maximize any potential recovery from P&T's remaining assets, although we have substantial doubt as to whether we will recoup any material portion of those assets because substantially all of P&T’s assets are subject to the security interests of its lenders.

Performance bonds:
In the ordinary course of business, and as part of the entitlement and development process, the Partnership is required to provide performance bonds to ensure completion of certain public facilities.  The Partnership had performance bonds of $4,995,000 and $6,266,000 outstanding at December 31, 2007 and 2006, respectively.

Operating leases:
The Partnership has non-cancelable operating leases for automobiles, office space, and computer equipment.  The lease terms are from 12 to 48 months.  Rent expense under the operating leases totaled $124,000, $115,000, and $111,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

At December 31, 2007 future annual minimum rental payments under non-cancelable operating leases are as follows:

Year	Amount
2008	$67,000
2009	9,000
2010	3,000
2011	2,000

Supplemental Employee Retirement Plan:
The Partnership has a supplemental employee retirement plan for a retired key employee.  The plan provides for a retirement income of 70% of his base salary at retirement after taking into account both 401(k) and Social Security benefits with a fixed payment set at $25,013 annually.  The Partnership accrued $19,000 and $23,000 in 2007 and 2006, respectively, for this benefit based on an approximation of the cost of purchasing a life annuity paying the aforementioned benefit amount.  The balance of the projected liability as of December 31, 2007 and 2006 was $204,000 and $210,000, respectively.

Contingencies:
The Partnership may from time to time be a defendant in various lawsuits arising in the ordinary course of business.  Management believes Partnership losses related to such lawsuits, if any, will not have a material adverse effect to the Partnership’s consolidated financial condition or results of operations or cash flows.

10.	RELATED PARTY TRANSACTIONS AND MINORITY INTEREST

Pope MGP, Inc. is the managing general partner of the Partnership and receives an annual management fee of $150,000.

The minority interest-IPMB represents Pope MGP, Inc.’s profit-sharing interest in the IPMB.  The 1997 amendment to the Limited Partnership Agreement authorizing management to pursue the IPMB specifies that annual net income from the IPMB will be split using a sliding scale allocation method, commencing with 80% to ORM, Inc., a subsidiary of Pope Resources, and 20% to Pope MGP, Inc.   The sliding scale allocation method will allocate income evenly between ORM, Inc. and Pope MGP, Inc. once net income from the IPMB reaches $7.0 million in a fiscal year.  The share of IPMB allocated to Pope MGP is further split between Pope MGP and a management incentive plan referred to as the Long-term Incentive Plan.  This portion of Pope MGP’s share of the IPMB is $0 in 2007 and $77,000 in 2006 and is included in Timberland Management & Consulting operating expenses.  The aforementioned amendment authorizing pursuit of the IPMB limits cumulative net expenditures to $5.0 million.  As of December 31, 2007, cumulative revenue from the IPMB exceeds cumulative IPMB expenditures.

11.	SEGMENT AND MAJOR CUSTOMER INFORMATION

The Partnership's operations are classified into three segments: Fee Timber, Timberland Management & Consulting, and Real Estate.  The Fee Timber segment consists of the harvest and sale of timber from the Partnership’s 113,000 acres of fee timberland in Washington State.

The Timberland Management & Consulting segment began providing management, disposition, and technical forestry services to a client owning approximately 292,000 acres of timberland for this client and an additional 24,000 acres for the Fund.

The Real Estate segment’s operations consist of management of development properties, and the rental of residential and commercial properties in Port Gamble and Kingston, Washington.  Real Estate is working with nearly 2,600 acres of early stage development properties as of December 31, 2007.  All of the Partnership’s real estate activities are in Washington State.

For the year ended December 31, 2007, the Partnership had one major customer that represented 14% of consolidated revenue.  For the year ended December 31, 2006, the Partnership had three major customers that represented 16%, 16% and 12% of consolidated revenue, respectively.

Identifiable assets are those used exclusively in the operations of each industry segment or those allocated when used jointly.  The Partnership does not allocate cash, accounts receivable, certain prepaid expenses, or the cost basis of the Partnership's administrative office for purposes of evaluating segment performance.  Inter-segment transactions are valued at prices that approximate the price that would be charged to a major third-party customer.  Details of the Partnership's operations by business segment for the years ended December 31 were as follows (in thousands):

	2007	2006	2005
Revenue:
Pope Resources Fee Timber	32,678	35,905	44,427
Timber Fund	3,008	-	-
Total Fee Timber	35,686	35,905	44,427
Timberland Management & Consulting	2,260	3,860	7,786
Real Estate	15,076	27,356	4,854
Total Revenue (Internal)	53,022	67,121	57,067

Elimination of Intersegment Revenue	(1,127)	(871)	(61)

Total Revenue (External)	51,895	66,250	57,006

Intersegment Revenue or Transfers
Pope Resources Fee Timber	(172)	(645)	(3)
Timber Fund	-	-	-
Total Fee Timber	(172)	(645)	(3)
Timberland Management & Consulting	(916)	(190)	(22)
Real Estate	(39)	(36)	(36)
	(1,127)	(871)	(61)

Operating Income
Pope Resources Fee Timber	14,957	15,230	16,290
Timber Fund	(490)	(183)	-
Total Fee Timber	14,467	15,047	16,290
Timberland Management & Consulting	(174)	1,419	3,538
Real Estate	5,202	13,255	1,302
G&A	(4,782)	(3,816)	(3,651)
Total Operating Income	14,713	25,905	17,479

Total Operating Income (External)	14,713	25,905	17,479

Intersegment Charges or Transfers
Pope Resources Fee Timber	(133)	(585)	30
Timber Fund	882	130	-
Total Fee Timber	749	(455)	30
Timberland Management & Consulting	(787)	(153)	2
Real Estate	39	609	(32)
G&A	(1)	(1)	-
	-	-	-

	2007	2006	2005
Depreciation, Amortization and Depletion
Pope Resources Fee Timber	3,835	6,266	10,714
Timber Fund	1,269	-	-
Total Fee Timber	5,104	6,266	10,714
Timberland Management & Consulting	81	73	97
Real Estate	201	647	178
G&A	185	218	263
Total	5,571	7,204	11,252

Assets
Pope Resources Fee Timber	63,759	65,304	73,024
Timber Fund	57,412	58,581	-
Total Fee Timber	121,171	123,885	73,024
Timberland Management & Consulting	669	690	174
Real Estate	21,940	16,107	14,031
G&A	35,725	39,600	19,129
Total	179,505	180,282	106,358

Capital and Land Expenditures
Pope Resources Fee Timber	1,172	1,138	1,159
Timber Fund	329	57,806	-
Total Fee Timber	1,501	58,944	1,159
Timberland Management & Consulting	105	2	133
Real Estate	10,164	10,919	5,400
G&A	392	118	64
Total	12,162	69,983	6,756

Revenue of forest products
Domestic forest products	31,908	31,486	38,972
Export forest products, indirect	1,584	1,808	3,784
Fees for service	4,348	6,638	10,352
Homes, lots, and undeveloped acreage	14,055	26,318	3,898
Total Revenue	51,895	66,250	57,006

12.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in thousands except per unit amounts)	Revenue	Income From Operations	Net Income	Earnings Per Partnership Unit Basic	Earnings Per Partnership Unit Diluted
2007
First quarter	$6,787	$688	$854	$0.18	$0.18
Second quarter	15,326	4,952	4,815	1.03	1.00
Third quarter	12,171	3,228	3,551	0.76	0.74
Fourth quarter	17,611	5,845	6,288	1.34	1.30
2006
First quarter	$16,083	$6,180	$5,298	$1.14	$1.11
Second quarter	15,610	3,740	3,540	0.77	0.75
Third quarter	18,024	8,403	8,279	1.78	1.74
Fourth quarter	16,533	7,582	7,793	1.68	1.63

13.	SUBSEQUENT EVENTS

The Partnership has historically invested cash that is not required to fund immediate cash needs in a combination of money market accounts and AAA-rated student loan auction rate securities (SLARS).  These SLARS are private placement securities with nominal long-term maturities for which the interest rates are reset every 28 days through a Dutch auction. Prior to each reset date, holders of the security have a choice to either liquidate their interest in the security or retain the security and obtain the new interest rate set by the auction. The Partnership invests in SLARS that are almost exclusively originated under the Federal Family Education Loan Program (FFELP) because FFELP loans are reinsured by the U.S. Department of Education for at least 97% of defaulted principal and interest.

In February 2008, auctions for these SLARS began to fail, with auction failure occurring when the level of bidders for the security is insufficient to provide liquidity for those investors that want to exit the investment.  The interest rate paid when an auction fails is referred to as the default rate and is set by the underlying finance documents agreed to by the debt issuer.

As of February 29, 2008, the Partnership currently holds $17 million in SLARS and all of these securities have been through at least one successful reset in 2008. As we have moved deeper into the first quarter of 2008, however, $16 million of these securities have now been through one reset date with a failed auction result and are now paying interest at a default interest rate.  The default interest rate is set according to terms of the SLARS legal documents and is typically a spread to LIBOR, or a Treasury index. However, the default rate can also be a fixed number or a state regulated cap.  Where the SLARS in our portfolio have been through an auction failure, the vast majority have default rates pegged to 150 basis points over LIBOR. One is pegged to Treasuries and the one with a double-digit rate is governed by a state regulated cap.  The following table provides a listing of our SLARS portfolio by issuer, interest rate, and maturity, with the latter ranging between 24 and 38 years.  Management recognizes the need to evaluate at its next quarterly balance sheet date whether the failed auctions indicate impairment in value based on the facts available at that time.

Issuer of Security	Rate (1)	Reset Date (2)	Maturity	Position (millions)

Pennsylvania State Higher Education Assistance	4.600%	3/10/2008	12/1/2045	$ 1.00
Pennsylvania State Higher Education Assistance	10.530%	3/18/2008	5/1/2046	1.00
Federated Student Finance Corporation	4.618%	3/19/2008	6/1/2041	1.00
Brazos Higher Education Authority, Inc.	4.635%	3/20/2008	12/1/2042	1.00
Connecticut Student Loan Foundation	4.624%	3/24/2008	6/1/2034	1.00
Brazos Higher Education Authority, Inc.	4.625%	3/25/2008	6/25/2042	1.00
Brazos Student Finance Corporation	4.625%	3/25/2008	7/16/2038	1.00
Brazos Student Finance Corporation	4.619%	3/27/2008	4/2/2040	0.95
Collegiate Funding Services Education Loan	4.619%	3/27/2008	12/28/2043	1.00
Missouri Higher Education Loan Authority	3.880%	3/27/2008	9/1/2043	1.00
NELNET Education Loan Funding	4.619%	3/27/2008	7/25/2043	1.00
Student Loan Marketing Association	4.619%	3/27/2008	3/15/2028	1.00
Student Loan Marketing Association	4.611%	3/28/2008	1/25/2042	1.00
Brazos Higher Education Authority, Inc.	4.580%	4/1/2008	12/1/2042	1.00
Missouri Higher Ed Loan	1.915%	4/1/2008	5/1/2044	1.00
North Carolina State Education Assistance Authority	5.105%	4/1/2008	7/1/2032	1.00
Panhandle Plains Texas Higher Education Authority	4.575%	4/2/2008	6/1/2036	1.00
Total				$16.95

(1)	With the exception of the security issued by Pennsylvania State Higher Education Assistance with a reset date of 3/10/2008, all these rates are default rates set as a result of failed auctions.
(2)	Reset dates shown are the date of the next auction for each security.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES.

  Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Partnership’s management maintains an adequate system of internal controls to promote the timely identification and reporting of material, relevant information.  Those controls include requiring executive management and all managers in accounting roles to sign a Code of Ethics (See Exhibit 99.4 to this report).  Additionally the Partnership’s senior management team meets regularly to discuss significant transactions and events affecting the Partnership’s operations.  The Partnership’s executive officers lead these meetings and consider whether topics discussed represent information that should be disclosed under generally accepted accounting principles and the rules of the SEC.  The Board of Directors of the Partnership’s managing general partner includes an Audit Committee that is comprised solely of independent directors who meet the financial literacy requirements imposed by the Securities Exchange Act and the Nasdaq Stock Market.  At least one member of our Audit Committee is a “financial expert” within the meaning of applicable Nasdaq rules.  The Audit Committee reviews quarterly earnings releases and all reports on Form 10-Q and Form 10-K prior to their filing.  The Audit Committee is responsible for hiring and overseeing the Partnership’s external auditors and meets with those auditors at least four times each year.

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

Management has evaluated the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2007 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment and those criteria, the Partnership’s management has concluded that the Partnership’s internal control over financial reporting is effective as of December 31, 2007.

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

The registered independent public accounting firm of KPMG LLP, auditors of the Partnership’s consolidated financial statements, has issued an attestation report on the Partnership’s internal control over financial reporting.  This report appears on page 53 of this annual report on Form 10-K.

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

The following table identifies the executive officers and directors of the General Partner as of February 19, 2008.  Officers of the Managing General Partner hold identical offices with the Partnership.

Name	Age	Position and Background

David L. Nunes (2)	46
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

Thomas M. Ringo	54
Vice President and CFO from December 2000 to present.  Senior Vice President Finance and Client Relations from June 1996 to December 2000.  Vice President Finance from November 1991 to June 1996.  Treasurer from March 1989 through October 1991 of Pope MGP, Inc. and the Partnership.  Tax Manager of Westin Hotel Company, 1985 to March 1989.  Tax Consultant for Price Waterhouse, 1981 to 1985.

John E. Conlin (2), (3), (4)	49
Director; President and COO, NWQ Investment Management, 2006 to present; Co-Founder of Education Partners from 2004 to present; Member, Corporate Advisory Board,  University of Michigan, 2006 to present; Member, University of Rochester Endowment Committee, 2006 to present; Director, ACME Communications, 2005 to present; Director, Montgomery & Company, 2003 to 2007; Director, Cannell Capital Management 2002 to 2006; CEO, Robertson Stephens, Inc, from 2001 to 2003; COO, Robertson Stephens, Inc, from 1999 to 2000.  Held numerous positions with Credit Suisse from 1983 to 1999, the last of which was Managing Director.

Douglas E. Norberg (1), (3),(4) , (5)	67
Director; Vice Chairman, Wright Runstad & Company, 2000 to 2007; President, Wright Runstad & Company, 1975 until 2000.  Wright Runstad & Company is in the business of real estate investing, development, and management.

Peter T. Pope (1), (4)	73
Director; Director, Pope & Talbot, Inc. 1971 to 2007; Chairman of the Board and CEO of Pope & Talbot, Inc., 1971 to 1999.  Mr. Pope retired as CEO of Pope & Talbot, Inc. in 1999.  Mr. Pope is also a director and President of Pope EGP, Inc.

J. Thurston Roach (1), (3), (4)	66
Director; private investor; Director, Deltic Timber Corporation, December 2000 to present; Director, The Liberty Corporation May 1994 to January 2006; President and CEO, HaloSource Corporation, October 2000 to November 2001; Director, HaloSource Corporation, October 2000 to February 2002; Senior Vice President and CFO, Owens Corning, January 1999 to April 2000; Senior Vice President and President of Owens Corning’s North American Building Materials Systems Business, February 1998 to December 1998; Vice Chairman, Simpson Investment Company, July 1997 to February 1998; President, Simpson Timber Company, January 1996 to June 1997; Senior Vice President and Chief Financial Officer and Secretary, Simpson Investment Company, August 1984 to December 1995.

1)	Class A Director
2)	Class B Director
3)	Member of the Audit Committee
4)	Member of the Human Resources Committee
5)    Designated financial expert for the Board of Directors Audit Committee

Board of Directors of the Managing General Partner

Board Composition.  The Managing General Partner’s Articles of Incorporation provide that directors are divided into two classes, each class serving a period of two years.  The Managing General Partner’s shareholders elect approximately one-half of the members of the Board of Directors annually.  .   The terms of the Class A directors expire on December 31, 2008, and the terms of the Class B directors expires on December 31, 2009.  The directors’ election to the Managing General Partner’s Board of Directors is subject to a voting agreement between the Managing General Partner’s two shareholders, Mr. Peter T. Pope and Mrs. Emily T. Andrews.  Mr. Pope serves as his own appointee, and J. Thurston Roach serves as Mrs. Andrews’ appointee to the Board of Directors.  The Managing General Partner’s Board of Directors met six times in 2007 with all of the meetings in person to discuss Partnership matters.  The composition of our Board of Directors is established by the Limited Partnership Agreement and accordingly, as permitted by NASD Rules 4360(c) and 4350(c)(4), board nominations are not made or approved by a separate nominating committee or by a majority of the independent directors.

Audit Committee.  The Audit Committee of the Managing General Partner’s Board of Directors is comprised of three outside directors who comply with the Securities Exchange Act and the Nasdaq’s qualification requirements for Audit Committee members.  The Audit Committee met to discuss the Partnership seven times during 2007.  The Audit Committee’s Chairman is J. Thurston Roach and its designated financial expert is Douglas E. Norberg.  See report of the Audit Committee on financial statements below.

Human Resources Committee.  The Human Resources Committee is responsible for (1) establishing compensation programs for executive officers and senior management of the Partnership designed to attract, motivate, and retain key executives responsible for the success of the Partnership as a whole; (2) administering and maintaining such programs in a manner that will benefit the long-term interests of the Partnership and its unitholders; and (3) determining the salary, bonus, unit option and other compensation of the Partnership's executive officers and senior management.  The Human Resources Committee met four times during 2007.  Mr. Peter T. Pope is the Chairman of the Human Resources Committee.  See report of the Human Resources Committee on executive compensation below.

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

Item 11.                   EXECUTIVE COMPENSATION; COMPENSATION DISCUSSION & ANALYSIS

 Overview

Compensation Philosophy and Objectives

We have designed our compensation programs to:

-
Attract and retain well-qualified employees.  We use compensation packages that approximate those provided to executives in companies of similar size, in our industry and other industries comparable to ours, and similarly positioned public companies.  We are unique in that we are the only public company that is a partnership focused on the timber industry, so the committee reviews the programs of similar companies for which information is available and considers the relevant similarities and differences.

-
Promote our strategic and financial objectives.  Management works with our board to determine our business and financial goals and, once developed, our Human Resources Committee establishes, monitors and revises compensation programs and individual targets that reward satisfaction of those goals.  The committee strives to distinguish and balance short-and-long-term performance goals and treats incentives accordingly, recognizing the executives’ relative levels of success both on an individualized and a company-wide basis.

-
Treat our executives fairly and sustain their long-term allegiance to the Partnership.  We believe that a compensation system is, above all, a human resources tool, and like all employees, our executives perform best when they believe they are paid fairly.  By balancing base salary and benefits with bonus and equity-based compensation awards, our executives have a competitive, predictable cash compensation stream, coupled with a cash bonus program that rewards recent performance and an equity-based system of restricted unit grants that rewards prior performance while promoting tenure and future success.  In limited instances we also provide special incentives relating to specific aspects of our business, such as direct-participation awards based on the success of our investor portfolio management business, or IPMB.

-
Align executives’ financial interests with those of other unitholders.  Our restricted unit grant program, which is a continuation of our former unit option program, involves a progressively vesting series of equity grants.  These grants ordinarily are made annually or, in limited circumstances, upon achievement of various milestones, and reflect both past success and an incentive toward future performance.  We believe that these grants promote the other compensation goals outlined above while tying the executives’ success to increasing long-term unitholder value.

The Role of the Human Resources Committee and Executive Officers in Compensation Decisions

The Human Resources Committee of the board of directors has responsibility for determining our compensation philosophy and approving all compensation for the CEO and his immediate subordinates.  Annually in February the committee reviews each component of the total compensation paid to these individuals.  The method for determining compensation varies from case to case based on a discretionary and subjective determination of what is appropriate at the time.

When establishing salaries, bonus levels and restricted unit awards for executive officers, the committee considers:

o	the Partnership's performance during the past year and recent quarters in meeting its financial and other performance goals;

o	the individual's performance (including the Partnership’s performance as to aspects within the individual’s purview) during the past year and recent quarters; and

o	the salaries of executive officers in similar positions with companies of comparable size, maturity and pursuing similar objectives, and other companies within the timber industry.

o	with respect to senior managers other than the Chief Executive Officer, the committee also takes into consideration the recommendations of the Chief Executive Officer.

The committee consults annually with Towers Perrin, a nationally recognized compensation-consulting firm to assist the committee in assessing the market for top executives.  Towers Perrin is engaged by the committee and performs no other services for the Partnership or its subsidiaries or management.  The firm performs an annual market analysis known as the Towers Perrin Executive Compensation Market Review, which looks to general industry organizations of similar size using published compensation survey sources and data from public company proxy statements, and based upon other published surveys including the Watson Wyatt, Milliman, and Towers Perrin proprietary studies.  The data includes more than 300 companies with annual revenues between $25 million and $500 million and focuses on companies with annual revenues between $25 million and $100 million.  In addition, for certain positions, this general data is supplemented by Towers Perrin proprietary survey data from the forest products and real estate industries.  This data is integral to the committee’s deliberations and conclusions regarding appropriate levels of executive compensation.

Elements of Compensation

The committee believes that the multi-part approach to compensation outlined above best serves the interests of the Partnership and our unitholders, enabling us to meet the requirements of the highly competitive environment in which we operate while ensuring that our executive officers are compensated in a way that advances the unitholders’ short- and long-term interests.

Base Salary.  In establishing base salary levels for executives and other members of the management team, the committee targets market median pay levels among individuals in comparable positions for similar-in-size general industry organizations with appropriate reference to comparable positions in the forest products and real estate industries.  We do not necessarily treat the midpoint of this range as a benchmark or ideal goal, and as noted above, we do not have a publicly traded peer group.  However, we do consider median pay levels as a part of the balance between staying competitive so as to retain valuable talent, while recognizing that we are a small organization when compared to most publicly traded enterprises and particularly those in our geographic region and market sector.  Using the Towers Perrin data, the committee takes into account such factors as competitive industry salaries, as well as general and regional economic conditions and the size and geographic differences of the identified companies.  Using that data, the committee attempts to harmonize our executives’ base compensation while considering our executives’ scope of responsibilities, individual performance, and contribution to our organization.  Adjustments in base salary are usually made effective March 1 of each year, unless circumstances (such as a promotion) warrant otherwise.  During 2007, the base salaries for the Partnership’s executives were increased by 3% to recognize the impact of annual cost-of-living increases.

Annual Bonus.  Executive officers have an annual incentive (bonus) opportunity with awards based on the overall performance of the Partnership and on specific individual performance targets.  The overall performance targets are primarily based (with a 70% weighting) upon an assessment of the Partnership's performance as compared to budgeted fiscal year performance expressed in terms of net income and free cash flow.  Of this 70% component, 75% is weighted toward measurement against the budgeted net income target and 25% against the budgeted free cash flow target.  A 30% performance weighting is allocated to performance measured against goals aimed at one or more of the following criteria: successfully pursuing the Partnership’s growth strategies, securing key entitlements to create value-adding opportunities in our real estate portfolio, improving productivity, and increasing earnings and return on equity.

The structure of the annual bonus award program attaches to each executive and member of management a target bonus opportunity expressed in terms of percent-of-base-salary.  This target bonus opportunity is established by the committee after reviewing the Towers Perrin market data for executive and management positions in our peer group, adjusted to reflect certain unique attributes of the Partnership such as relative size, industry, location, and specific management duties.  Further, the program contemplates payout opportunities at threshold, target, and maximum levels that are calibrated with corresponding levels of our financial performance versus budget.  For example, if performance is at the threshold level (75% of budget), bonuses are paid at 50% of the individual’s target, and if maximum performance is achieved (140% of budget), bonuses are paid at 200% of target.

Sizing of the bonus pool is a two-step process.  The first step is to determine the extent to which the Partnership achieved its overall goals to derive an overall measure of actual versus target performance expressed as a percentage.  If this overall percentage is below 75%, there is no bonus award for that performance year.  Assuming the performance target of 75% is met, step two is to multiply the award factor (between 50% and 200%) that corresponds to the performance level achieved times the base salary of each of the pool participants and sum up these products.  Once the overall bonus pool size is determined, the Chief Executive Officer makes individual bonus recommendations to the committee, within the limits of the pool, for eligible employees (other than himself) based upon an evaluation of their individual performance and contribution to the Partnership's overall performance.  The committee makes the final determination of the bonus pool split and the bonus award to be paid to the executive officers.

The table below shows the threshold, target and maximum bonus opportunities for the Partnership’s executives represented as a percentage of base salary effective as of the end of 2007 at corresponding levels of financial performance results versus plan.

Name	<75% of goals achieved	75% of goals achieved	100% of goals achieved	≥140% of goals achieved
David L. Nunes, President & CEO	No bonus paid	25% of salary	50% of salary	100% of salary
Thomas M. Ringo, Vice President & CFO	No bonus paid	20% of salary	40% of salary	80% of salary

The committee believes this element of compensation is important to focus management efforts on and provide rewards for annual financial and strategic results that are aligned with creating value for our unitholders.

Equity Based Compensation.  The committee follows a compensation philosophy that includes unit-based compensation as a long-term incentive program for management.  The committee adopted the Pope Resources 2005 Unit Incentive Plan during 2005 in order to include restricted unit grants as the primary element of unit-based compensation, substituting for options that had previously served that role.  Equity-based compensation promotes three primary goals:

o	Promoting employee loyalty by giving those employees an ownership stake in the Partnership.

o	Aligning management employees’ objectives with those of our other unitholders by conveying an incentive that will grow over time based on the long-term success of the Partnership.

o	Optimizing the cash flow consequences that result from base salary and cash bonuses, reducing the Partnership’s operating cash outflows while providing a predictable base salary.

As with other elements of our executive compensation program, long-term incentive award grant opportunities are adjusted, with the assistance of Towers Perrin, such that long-term incentive grants result in total direct compensation levels at or near the median of market pay levels for businesses that are comparable in size and industry to the Partnership and taking into account the Partnership’s specific circumstances.  Again, aiming at the median is deemed to best balance the objective to retain valued executive talent with recognition that we are a relatively small business enterprise.  The committee generally makes unit-based compensation grants to eligible employees on a single date each year, normally at its regularly scheduled meeting in late January or early February to reflect prior-year performance.  In 2007, restricted unit awards were made at the late January meeting.  Exceptions are made rarely and are usually confined to grants coincident with hiring of a new employee.

Restricted unit awards provide recipients with ownership units in the Partnership upon lapse of award restrictions.  These restricted unit awards vest on the basis of continued service to the Partnership.  These awards vest 50% upon completion of three years of service after grant and the other 50% vests upon completion of four years of post-grant service, in each case conditioned upon continuation of employment as of that date.  Grantees of restricted units are entitled to receive cash distributions declared and paid by the Partnership during the vesting period.  Such distributions are taxable income to recipients during the vesting period, although the taxing event for the grant itself coincides with the lapse of the restrictions.

IPMB Award.  The IPMB awards are paid from Pope MGP’s share of earnings from the IPMB.  Awards are paid in a lump sum following the year in which the award was earned, and represent a pool of up to three-quarters of the managing general partner’s share of IPMB pre-tax profit, depending on overall performance.  The IPMB award was reduced in 2007 as the Partnership’s IPMB revenues and pre-tax profit have declined.

Perquisites and Other Personal Benefits.  We do not provide perquisites or other personal benefits to our executive officers or senior employees, such as company cars, country club or social club memberships, reserved parking spaces, separate dining facilities, or company-funded use of personal financial/tax consultants.  We do not own or lease aircraft for our executives’ personal use.  Our health care and medical insurance programs, as well as our retirement benefit plan (401(k)) are the same for all salaried employees, including officers.

Defined Benefit Pension Plans.  Other than the supplemental retirement plan discussed below, none of our named executive officers participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us.

Defined Contribution Retirement Savings Plan.  As of December 31, 2007 all our employees are eligible to receive benefits under a defined contribution plan.  During 2007 and 2006 the Partnership matched 50% of the employees’ contribution up to 8% of compensation.  Partnership contributions to the plan amounted to $150,000, $130,000 and, $116,000, for each of the years ended December 31, 2007, 2006 and 2005, respectively.  Employees become fully vested over a six-year period in the Partnership's contribution.

Supplemental Retirement Plan.  We have a supplemental retirement plan for George H. Folquet, a retired executive.  The plan provides for a retirement income of 70% of his base salary at retirement after taking into account both 401(k) and Social Security benefits and makes an annual fixed-amount payment of $25,013.  The Partnership accrued $19,000 in 2007 for this benefit based on an approximation of the cost of purchasing a life annuity paying the aforementioned benefit amount.  The balance of the liability as of December 31, 2007 was $204,114.

Agreements Between the Partnership and Executive Officers

Each employee is employed at the will of the Partnership and does not have a term of guarantied employment.  No manager or other person, other than the President/CEO of the Company, has the authority to make any commitment to an employee guaranteeing a position at the Company for any particular length of time.  We do not have any employment agreements with executive officers.  We do have in place, however, change in control agreements with the executive officers (see discussion below).

Severance and Other Termination Benefits

The committee recognizes the possibility that, as with all publicly traded entities, a change in control of Pope Resources or its managing general partner may occur and that the uncertainty created by this potential event could result in the loss or distraction of executives, with a resulting detriment to unitholders.  Furthermore, the committee view is that retention of our executive talent is to be encouraged and that the fostering of executives’ continual attention and dedication to duty is important, notwithstanding the possibility, threat, rumor, or occurrence of a change in control event for the Partnership.  To that end, Pope Resources has entered into change in control agreements with Messrs. Nunes and Ringo that are intended to align executive and unitholder interests by enabling these executives to consider entity-level transactions that may be in the best interests of unitholders without undue concern for personal circumstances.

Upon the involuntary termination of an executive’s employment (other than “for cause,” and including resignation for certain specified reasons) within eighteen months after a change in control event occurs, the following benefits would be provided:

–	cash payments equal to two times the executive’s base salary, plus the executive’s target bonus for the year in which the change in control occurred;

–	immediate vesting of all outstanding unit option awards consistent with the terms of the 2005 Plan; and

–	continued coverage for the executive and dependents under Pope Resources’ health and welfare plan for up to 18 months after termination.

The following table summarizes the cash payments that would have been due Pope Resources’ executive officers if a change in control event had occurred on December 31, 2007.

Name	Two times base salary	Target bonus	Total cash payments
David L. Nunes, President & CEO	$618,000	$154,500	$772,500
Thomas M. Ringo, Vice President & CFO	$401,700	$80,340	$482,040

No trusts are maintained to protect benefits payable to executives covered under these change in control agreements with any funding, as applicable, to come from the general assets of Pope Resources.

Policy With Respect to $1 Million Deduction Limit

It is not anticipated that the limitations on deductibility, under Internal Revenue Code Section 162(m), of compensation to any one executive that exceeds $1,000,000 in a single year will apply to the Partnership or its subsidiaries in the foreseeable future because this provision applies only to corporations and not to partnerships.  In the event that the Partnership were to determine that such limitations would apply in a given scenario, the committee will analyze the circumstances presented and act in a manner that, in its judgment, is in the best interests of the Partnership.  This may or may not involve actions to preserve deductibility.

Officer Unit Ownership Guidelines

We do not have a formal unit ownership guideline for executive officers, but note that Mr. Nunes owns units of Pope Resources that, as of year-end 2007, had a value of more than seven times his 2007 base salary.  Similarly, Mr. Ringo owns units of Pope Resources that, as of year-end 2007, had a value of more than five times his 2007 base salary.  Of these owned unit positions, Mr. Nunes acquired 48% of his through open-market purchases and another 26% through exercises of unit options while Mr. Ringo acquired 14% of his through open-market purchases and another 55% through exercises of unit options.

Summary Compensation Table

The following table sets forth information regarding compensation earned by our named executive officers for the years 2005 through 2007:

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Unit Awards ($) (2)	Non-equity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)
David L. Nunes President and CEO	2007	307,500	260,487	194,625	-	26,091	788,783
	2006	297,500	250,800	156,375	18,695	17,040	740,410
	2005	280,096	285,000	150,480	40,859	9,250	765,685
Thomas M Ringo V.P.and CFO	2007	199,875	135,453	108,125	-	19,200	462,653
	2006	193,333	134,816	86,875	11,217	14,100	440,341
	2005	182,058	148,000	83,600	25,537	10,250	449,445

(1)	Amounts represent bonuses earned in the year indicated but paid in the subsequent year.

(2)
Amounts represent the market value on the date of grant of restricted units received during the year.  These units are subject to a trading restriction until the units vest.  Units vest over four years with 50% vesting after three years and the remaining 50% vesting on the fourth anniversary of the grant date.

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

 Grants of Plan Based Awards Table

The committee approved awards under the Partnership’s 2005 Unit Incentive Plan to our named executives in 2007.  Set forth below is information regarding awards of restricted units granted during 2007:

Name	Grant Date	All Other Unit Awards: Number of Shares of Unit or Units (#)	All Other Options Awards: Number of Securities Underlying Options (#)	Unit Awards	Option Awards	Closing Price on Grant Date ($/sh)
David L. Nunes President and CEO	January 31, 2007	4,500	-	-	-	43.25
Thomas M Ringo V.P. and CFO	January 31, 2007	2,500	-	-	-	43.25

Unit Incentive Plan

 In 2005 the Board of Directors of Pope MGP, Inc. adopted the Pope Resources 2005 Unit Incentive Plan (New Plan) and terminated future awards under the Partnership’s 1997 Unit Option Plan.  The New Plan is administered by the committee.  The purpose of the change to the New Plan was to allow the committee to award restricted units to employees and directors which the committee believes provides a better alignment of interest with current unitholders than the unit option grants under the 1997 plan.

Units Available for Issuance

There are 1,105,815 units authorized under the New Plan.  As of December 31, 2007 there were 1,056,167 authorized but not issued units in the New Plan.  The units issued or issuable under the New Plan have been registered on a Form S-8 registration statement.

Term of Unit Options

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

Adjustments, Changes in Our Capital Structure

The number and kind of units available for grant under the New Plan and any outstanding options under the plan, as well as the exercise price of outstanding options, will be subject to adjustment by the committee in the event of any merger or consolidation.

Administration

The committee has full discretionary authority to determine all matters relating to units granted under the plan.

 The committee has the authority to determine the persons eligible to receive options, the number of units subject to each option, the exercise price of each option, any vesting schedules, and any acceleration on the vesting schedules and any extension of the exercise period.

Amendment and Termination

The board of directors has the exclusive authority to amend or terminate the New Plan, except as would adversely affect participants’ rights to outstanding awards without their consent.  As the plan administrator, the committee has the authority to interpret the plan and options granted under the plan and to make all other determination necessary or advisable for plan administration.  In addition, as administrator of the New Plan the committee may modify or amend outstanding awards, except as would adversely affect participants’ rights to outstanding awards without their consent.

Outstanding Equity Awards At Fiscal Year-End; Option Exercise and Units Vested

The following table summarizes the outstanding equity award holdings held by our named executive officers:

	Option Awards					Unit Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Units That Have Not Vested (#)	Market Value of Units That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
David L. Nunes President and CEO	31,000 10,000	-	- -	12.51 22.00	3/20/12 2/14/11	13,500	577,125	-	18,360
Thomas M Ringo V.P. and CFO	8,100	-	-	12.51	3/20/12	7,500	320,625	-	10,200

OPTION EXERCISES AND UNITS VESTED

Option Awards			Unit Awards
Name	Number of Units Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Units Acquired on Vesting (#)	Value Realized on Vesting ($)
David L. Nunes President and CEO	-	-

Thomas M Ringo V.P. and CFO	10,000	291,943

Director Compensation

The following table sets forth a summary of the compensation we paid to our non-employee directors in 2007:

Name	Year	Fees Earned or Paid in Cash ($)	Unit Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation ($) (3)	Total ($)
John E. Conlin	2007	24,500	32,438	-	-	-	2,040	58,978
Douglas E. Norberg	2007	25,000	32,438	-	-	-	3,060	60,498
Peter T. Pope	2007	25,500	32,438	-	-	-	3,060	60,998
J. Thurston Roach	2007	31,500	32,438	-	-	-	3,060	66,998

(1)
Amounts represent the market value on the date of grant of restricted units received during the year.  These units are subject to a trading restriction until the units vest.  Units vest over four years with 50% vesting after three years and the remaining 50% vesting on the fourth anniversary of the grant date.

(2)	No options were awarded in 2007.

(3)	Amounts represent distributions received on unvested restricted Partnership units.

Compensation of the outside directors of Pope MGP, Inc.  consists of a monthly retainer of $1,500 plus a $1,000 per day fee for each board meeting attended and $500 for participation in a board meeting via telephone.  The Chairman of the Audit Committee receives an additional annual retainer amount of $3,000 that is paid in a monthly pro rata fashion.  Both the Chairman of the Audit and Human Resources Committees receive an additional $500 fee per committee meeting.

Report of the Human Resources Committee on Executive Compensation

The Human Resources Committee of the General Partner’s Board of Directors (the “Committee”) has reviewed and discussed the contents of this Compensation Discussion and Analysis, required by Item 402(b) of SEC Regulation S-K, with the Partnership’s management and executive officers and, based on such review and discussions, recommended to the General Partner’s Board of Directors that it be included in this Form 10-K.

The committee’s report is also intended to describe in general terms the process the committee undertakes and the matters it considers in determining the appropriate compensation for the Partnership's executive officers, Mr. Nunes and Mr. Ringo.

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

The committee is currently comprised of Douglas E. Norberg, Peter T. Pope, J. Thurston Roach, and John Conlin.  Mr. Pope serves as Committee Chair.  None of the members are officers or employees of the Partnership or the General Partner.

Conclusion

The HR Committee believes that for 2007 the compensation terms for Mr. Nunes, as well as for the other executive officers, were clearly related to the realization of the goals and strategies established by the Partnership.  Further, based on our consideration of all factors, bonuses were paid in February 2008 based on 2007 performance.

Peter T. Pope, Chairman
John E. Conlin
Douglas E. Norberg
J. Thurston Roach

Audit Committee Report on Financial Statements

The Audit Committee of the General Partner’s Board of Directors has furnished the report set forth in the following section entitled “Responsibilities and Composition of the Audit Committee” on the Partnership’s year-end financial statements and audit for fiscal year 2007.  The Audit Committee’s report is intended to identify the members of the Audit Committee and describe in general terms the responsibilities the Audit Committee assumes, the process it undertakes, and the matters it considers in reviewing the Partnership’s financial statements and monitoring the work of the Partnership’s external auditors.

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

Principal Unitholders

As of February 19, 2008, the following persons were known or believed by the Partnership to be the beneficial owners of more than 5% of the outstanding Partnership units:

Name and Address of Beneficial Owner	Number of Units(1)		Percent of Class
Private Capital Management, Inc. 8889 Pelican Bay Blvd Suite 500 Naples, FL 34108-7512	1,165,543	(2)	23.8

Emily T. Andrews 600 Montgomery Street 35th Floor San Francisco, CA 94111	557,100	(3)	11.4

Peter T. Pope 1500 S.W. 1st Avenue Portland, OR 97201	343,542	(4)	7.0
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

(4)
Includes (a) 200,925 units held by a limited liability company controlled by Mr. Pope; (b) 44,600 units held in trust for his children; (c) 60,000 units held by Pope MGP, Inc. and Pope EGP, Inc., as to which he shares investment and voting power; (d) currently exercisable options to purchase 35,767 units; and (e) 2,250 unvested restricted units.

Management

As of February 19, 2008, the beneficial ownership of the Partnership units of (1) the named executives (2) the directors of the Partnership's general partners, (3) the general partners of the Partnership, and (4) the Partnership's officers, directors and general partners as a group, was as follows.  **

Name	Position and Offices	Number of Units(1)		Percent of Class
David L. Nunes	Chief Executive Officer and President, Pope MGP, Inc. and the Partnership; Director, Pope MGP, Inc.	94,750	(2)	1.9
Thomas M. Ringo	Vice President and CFO, Pope MGP, Inc. and the Partnership	32,480	(3)	*
John E. Conlin	Director, Pope MGP, Inc.	12,142	(4)	*
Douglas E. Norberg	Director, Pope MGP, Inc.	68,656	(5)	1.4
Peter T. Pope	Director, Pope MGP, Inc. and Pope EGP, Inc.; President, Pope EGP, Inc.	343,542	(6)	7.0
J. Thurston Roach	Director, Pope MGP, Inc.	7,050	(7)	*
Pope EGP, Inc.	Equity General Partner of the Partnership	54,000		1.1
Pope MGP, Inc.	Managing General Partner of the Partnership	6,000		*
All general partners, directors and officers of general partners, and officers of the Partnership as a group (6 individuals and 2 entities)		558,620	(8)	11.4
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

(2)	Units shown for Mr. Nunes units include 40,250 owned units, 13,500 of unvested restricted units, and options to purchase 41,000 that are exercisable within 60 days.

(3)	Units shown for Mr. Ringo units include 16,880 owned units, 7,500 unvested restricted units, and options to purchase 8,100 units that are exercisable within 60 days.

(4)	Includes 1,500 unvested restricted units issued to Mr. Conlin.

(5)	Includes currently exercisable options to purchase 50,606 units issued to Mr. Norberg and 2,250 unvested restricted units.

(6)
Includes (a) 200,925 units held by a limited liability company controlled by Mr. Pope; (b) 44,600 units held in trust for his children; (c) 60,000 units held by Pope MGP, Inc. and Pope EGP, Inc., as to which he shares investment and voting power; (d) currently exercisable options to purchase 35,767 units; and (e) 2,250 unvested restricted units.

(7)	Includes currently exercisable options to purchase 4,800 units issued to Mr. Roach and 2,250 unvested restricted units.

(8)
For this computation, the 60,000 units held by Pope MGP, Inc. and Pope EGP, Inc. are excluded from units beneficially owned by Mr. Pope.  Mr. Pope and Emily T. Andrews, own all of the outstanding stock of Pope MGP, Inc. and Pope EGP, Inc.  Includes currently exercisable options to purchase 142,273 units and 29,250 unvested restricted units.

Equity Compensation Plan Information

The following table presents certain information with respect to the Partnership’s equity compensation plans and awards thereunder on December 31, 2007.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	206,056	$16.07	1,056,167

Equity compensation plans not approved by security holders	-	-	-
Total	206,056	$ 16.07	1,056,167

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

Item 14.                   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes fees related to the Partnership’s principal accountants, KPMG LLP, during 2007 and 2006.

Description of services	2007	%	2006	%
Audit	$357,000	79%	$336,000	81%

Audit related *	39,000	9%	35,250	9%

Tax:

Tax return preparation	26,000	6%	26,000	6%

General tax consultation	28,000	6%	15,000	4%

Total	$450,000	100%	$412,250	100%

*Audit related services provided by KPMG LLP in 2007 and 2006 consisted of a separate audit of the financial statements of the Partnership’s subsidiary, Olympic Resource Management LLC and the Fund.  The Audit Committee pre-approved all services and payments to KPMG LLP for services provided in 2007 and 2006.

Prior to hiring KPMG LLP to provide services to the Partnership, anticipated fees and a description of the services are presented to the Audit Committee.  The Audit Committee then either agrees to hire KPMG LLP to provide the services or directs management to find a different service provider.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE

Financial Statement Schedule
Environmental Remediation Liability

	Balances at the Beginning of the Period	Additions to Accrual	Expenditures for Remediation	Balances at the End of the Period
Year Ended December 31, 2005	474,000	198,000	514,000	158,000
Year Ended December 31, 2006	158,000	260,000	176,000	242,000
Year Ended December 31, 2007	242,000	1,878,000	126,000	1,994,000

Exhibits.

No.	Document

3.1	Certificate of Limited Partnership. (1)

3.2	Limited Partnership Agreement, dated as of November 7, 1985. (1)

3.3	Amendment to Limited Partnership Agreement dated December 16, 1986. (2)

3.4	Amendment to Limited Partnership Agreement dated March 14, 1997. (4)

3.5	Certificate of Incorporation of Pope MGP, Inc. (1)

3.6	Amendment to Certificate of Incorporation of Pope MGP, Inc. (3)

3.7	Bylaws of Pope MGP, Inc. (1)

3.8	Certificate of Incorporation of Pope EGP, Inc. (1)

3.9	Amendment to Certificate of Incorporation of Pope EGP, Inc. (3)

3.10	Bylaws of Pope EGP, Inc. (1)

3.11	Amendment to Limited Partnership Agreement dated October 30, 2007 (13)

4.1	Specimen Depositary Receipt of Registrant. (1)

4.2	Limited Partnership Agreement dated as of November 7, 1985, as amended December 16, 1986 and March 14, 1997 (see Exhibits 3.2, 3.3 and 3.4).

9.1
Shareholders Agreement entered into by and among Pope MGP, Inc., Pope EGP, Inc., Peter T. Pope, Emily T. Andrews, P&T, present and future directors of Pope MGP, Inc. and the Partnership, dated as of November 7, 1985 included as Appendix C to the P&T Notice and Proxy Statement filed with the Securities and Exchange Commission on November 12, 1985, a copy of which was filed as Exhibit 28.1 to the Partnership’s registration on Form 10 identified in footnote (1) below.  (1)

10.1	Transfer and Indemnity Agreement between the Partnership and P&T dated as of December 5, 1985. (1)

10.2	Environmental Remediation Agreement (7)

10.3	1997 Unit Option Plan Summary. (5)

10.4	Audit Committee Charter. (10)

10.5	Timberland Deed of Trust and Security Agreement with Assignment of Rents between Pope Resources, Jefferson Title Company and John Hancock Mutual Life Insurance Company dated April 29, 1992. (6)

10.6
Amendment to Timberland Deed of Trust and Security Agreement with Assignment of Rents between Pope Resources, Jefferson Title Company and John Hancock Mutual Life Insurance Company dated May 13, 1992.  (6)

10.7
Second Amendment to Timberland Deed of Trust and Security Agreement with Assignment of Rents between Pope Resources, Jefferson Title Company and John Hancock Mutual Life Insurance Company, dated May 25 1993.  (6)

10.8
Third Amendment to Timberland Deed of Trust and Security Agreement with Assignment of Rents between Pope Resources, Jefferson Title Company and John Hancock Mutual Life Insurance Company dated December 19, 1995.  (6)

10.9
Fourth Amendment to Timberland Deed of Trust and Security Agreement with Assignment of Rents between Pope Resources, Jefferson Title Company and John Hancock Mutual Life Insurance Company dated December 20, 1999.  (6)

10.10
Amended and Restated Timberland Deed of Trust and Security Agreement with Assignment of Rents and Fixture Filing between Pope Resources and John Hancock Life Insurance Company dated March 29, 2001.  (6)

10.11	Promissory Note from Pope Resources to John Hancock Mutual Life Insurance Company dated April 29, 1992. (6)

10.12	Amendment to Promissory Note from Pope Resources to John Hancock Mutual Life Insurance Company dated May 25, 1993. (6)

10.13	Second Amendment to Promissory Note from Pope Resources to John Hancock Mutual Life Insurance Company, dated December 19, 1995. (6)

10.14	Third Amendment to Promissory Note from Pope Resources to John Hancock Mutual Life Insurance Company dated December 20, 1999. (6)

10.15	Fourth Amendment to Promissory Note from Pope Resources to John Hancock Mutual Life Insurance Company dated March 29, 2001. (6)

10.16	Note Purchase Agreement between Pope Resources, John Hancock Life Insurance Company and John Hancock Variable Life Insurance Company, dated March 29, 2001. (6)

10.17	Class A Fixed Rate Senior Secured Note from Pope Resources to John Hancock Life Insurance Company dated March 29, 2001, in the principal amount of $23,500,000. (6)

10.18	Class A Fixed Rate Senior Secured Note from Pope Resources to John Hancock Life Insurance Company dated March 29, 2001 in the principal amount of $4,500,000. (6)

10.19	Class A Fixed Rate Senior Secured Note from Pope Resources to John Hancock Variable Life Insurance Company dated March 29, 2001, in the principal amount of $2,000,000. (6)

10.20
Timberland Deed of Trust and Security Agreement With Assignment of Rents and Fixture Filing between Pope Resources, Jefferson Title Company and John Hancock Life Insurance Company, dated March 29, 2001.  (6)

10.21	Purchase and sale agreement with Costco Wholesale Corp dated December 22, 2003 (8)

10.23	Form of Change of control agreement (10)

10.24	Option agreement with Kitsap County dated August 14, 2003 (9)

10.25	Purchase and sales agreement for Quilcene Timberlands dated September 28, 2004 (9)

10.26	Long term management agreement with Cascade Timberlands LLC dated December 31, 2004 (9)

10.28	Amendment 1 to option agreement with Kitsap County dated May 24, 2004 (9)

10.29	First amendment to Note purchase agreement with John Hancock Life Insurance Company (10)

10.30	Second amendment to Note purchase agreement with John Hancock Life Insurance Company (10)

10.31	Third amendment to Note purchase agreement with John Hancock Life Insurance Company (10)

10.32	Fourth amendment to Note purchase agreement with John Hancock Life Insurance Company (10)

10.33	Pope Resources 2005 Unit Incentive Plan (11)

23.1	Consent of Registered Independent Public Accounting Firm (13)

31.1	Certificate of Chief Executive Officer (13)

31.2	Certificate of Chief Financial Officer (13)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (13)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (13)

99.1	Press Release of the Registrant dated February 6, 2008 (14)

(1)	Incorporated by reference from the Partnership’s registration on Form 10 filed under File No. 1-9035 and declared effective on December 5, 1985.

(2)	Incorporated by reference from the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 1987.

(3)	Incorporated by reference from the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 1988.

(4)	Incorporated by reference from the Partnership’s Proxy Statement filed on February 14, 1997.

(5)	Incorporated by reference to the Company’s Form S-8 Registration Statement (SEC file number 333-46091) filed with the Commission on February 11, 1998.

(6)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2001.

(7)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2002.

(8)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2003.

(9)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2004.

(10)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2005.

(11)	Filed with Form S-8 on September 9, 2005.

(12)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2007.

(13)	Filed with this annual report for the fiscal year ended December 31, 2007.

(14)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on February 6, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POPE RESOURCES, A Delaware
Limited Partnership

By POPE MGP, INC.
Managing General Partner

Date: March 7, 2008	By /s/ David L. Nunes
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the date indicated.

Date: March 7, 2008	By /s/ David L. Nunes
David L. Nunes,
President and Chief Executive Officer (principal executive officer), Partnership and Pope MGP, Inc.; Director, Pope MGP, Inc.

Date: March 7, 2008	By /s/ Thomas M. Ringo
Thomas M. Ringo
Vice President & CFO (principal financial and accounting officer), Partnership and Pope MGP, Inc.

Date: March 7, 2008	By /s/ John E. Conlin
John E. Conlin
Director, Pope MGP, Inc.

Date: March 7, 2008	By /s/ Douglas E. Norberg
Douglas E. Norberg
Director, Pope MGP, Inc.

Date: March 7, 2008	By /s/ Peter T. Pope
Peter T. Pope
Director, Pope MGP, Inc.

Date: March 7, 2008	By /s/ J. Thurston Roach
J. Thurston Roach
Director, Pope MGP, Inc.