Form 10-Q
period 2008-03-31
POPE RESOURCES LTD PARTNERSHIP
filed 2008-05-12
CIK 784011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”
“accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act. (check one)
Large Accelerated Filer  ____  Accelerated Filer __X__   Non-accelerated Filer ____
                   Smaller Reporting Company  ____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-2 of the
Exchange Act)   Yes ____   No__X__

Partnership units outstanding at May 1, 2008: 4,634,622

Pope Resources
Index to Form 10-Q Filing
For the Quarter Ended March 31, 2008

P A R T I – FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (Unaudited)

Pope Resources
March 31, 2008 and December 31, 2007

(Thousands)
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$8,906	$2,174
Auction rate securities, current	1,000	30,775
Accounts receivable	1,389	442
Land held for sale	693	780
Current portion of contracts receivable	622	622
Prepaid expenses and other	217	252
Total current assets	12,827	35,045

Properties and equipment at cost:
Land held for development	21,314	21,159
Land and land improvements	22,431	22,318
Roads and timber (net of accumulated depletion of $49,253 and $48,418)	94,416	94,635
Buildings and equipment (net of accumulated depreciation of $7,048 and $7,017)	3,708	3,577
	141,869	141,689

Other assets:
Contracts receivable, net of current portion	1,351	1,420
Auction rate securities, non-current	14,696	-
Other	169	1,171
	16,216	2,591

Total assets	$170,912	$179,325

Liabilities and Partners' Capital
Current liabilities:
Accounts payable	$746	$1,371
Accrued liabilities	753	2,112
Environmental remediation	217	250
Current portion of long-term debt	1,342	1,342
Minority interest-IPMB	3	3
Deferred revenue	532	268
Other current liabilities	127	105
Total current liabilities	3,720	5,451

Long-term debt, net of current portion	28,095	29,385
Environmental remediation, net of current portion	1,744	1,744
Other long term liabilities	274	298

Minority interest - ORM Timber Fund I, LP	45,579	45,803

Partners' capital (units outstanding 4,585 and 4,663)	92,654	96,644
Accumulated other comprehensive loss	(1,154)	-
Total partners' capital	91,500	96,644

Total liabilities and partners' capital	$170,912	$179,325

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

Three Months Ended March 31, 2008 and 2007

(Thousands, except per unit data)
	2008	2007

Revenues	$6,340	$6,787
Cost of timber and land sold	(2,679)	(2,837)
Operating expenses	(2,078)	(2,237)
General and administrative expenses	(878)	(1,025)
Income from operations	705	688

Other income (expense):
Interest expense	(634)	(665)
Capitalized interest	308	254
Interest income	395	420
Total other income (expense)	69	9

Income before income taxes and minority interest	774	697

Income tax expense	(57)	(7)
Income before minority interest	717	690

Minority interest-ORM Timber Fund I, LP	224	164

Net income	$941	$854

Allocable to general partners	$12	$11
Allocable to limited partners	929	843
	$941	$854

Earnings per unit:
Basic	$0.20	$0.18
Diluted	$0.20	$0.18

Distributions per unit	$0.40	$0.28

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Pope Resources
Three Months Ended March 31, 2008 and 2007

(Thousands)	2008	2007

Net income	$941	$854
Add back non-cash charges (credits):
Deferred revenue	264	192
Depletion	781	711
Depreciation and amortization	188	202
Unit based compensation	113	258
Minority interest	(224)	(164)
Cost of land sold	173	32
Change in working capital accounts:
Accounts receivable	(576)	(1,065)
Contracts receivable	69	3
Other current assets	35	(84)
Accounts payable	(625)	94
Accrued liabilities	(999)	(1,838)
Environmental remediation	(33)	(11)
Other long term assets	397	8
Other	(7)	(3)
Net cash provided by (used in) operating activities	497	(811)

Cash provided by (used in) investing activities:
Redemption of short-term investments	13,924	-
Reforestation and roads	(201)	(323)
Proceeds from fixed asset sale	34	-
Capitalized development activities	(897)	(650)
Other capital expenditures	(290)	(336)

Net cash provided by (used in) investing activities	12,570	(1,309)

Cash used in financing activities:
Minority interest distribution	-	(75)
Unit repurchase	(3,539)	-
Repayment of long-term debt	(1,290)	(1,290)
Option exercises	352	569
Unitholder distribution	(1,858)	(1,327)

Net cash used in financing activities	(6,335)	(2,123)

Net increase (decrease) in cash and cash equivalents	6,732	(4,243)
Cash and cash equivalents at beginning of period	2,174	7,194

Cash and cash equivalents at end of the three-month period	$8,906	$2,951

Non-cash investing activities:
$596,000 held in trust by a IRC Section 1031 exchange facilitator as of December 31, 2007 was used to acquire timberlands as of March 31, 2008

See accompanying notes to condensed consolidated financial statements.

POPE RESOURCES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2008

1.
The condensed consolidated financial statements as of March 31, 2008 and December 31, 2007 and for the three months (quarter) ended March 31, 2008 and March 31, 2007 have been prepared by Pope Resources, A Delaware Limited Partnership (the “Partnership”) pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The financial information for the quarters ended March 31, 2008 and 2007 is unaudited, but, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2007, is derived from the Partnership’s audited consolidated financial statements and notes thereto for the year ended December 31, 2007, and should be read in conjunction with such financial statements. The results of operations for the quarter ended March 31, 2008 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2008.

2.
The financial statements in the Partnership's 2007 annual report on Form 10-K include a summary of significant accounting policies of the Partnership and should be read in conjunction with this Quarterly Report on Form 10-Q.

3.
Basic net earnings per unit are based on the weighted average number of units outstanding during the period. Diluted net earnings per unit are based on the weighted average number of units and dilutive unit options outstanding at the end of the period.

	Quarter Ended March 31,
	2008	2007
Weighted average units outstanding (in thousands):
Basic	4,619	4,664
Dilutive effect of partnership units and options outstanding under equity compensation plans	130	136
Diluted	4,749	4,800

Options to purchase 190,000 units at prices ranging from $9.30 to $37.73 per unit were outstanding as of March 31, 2008. For the quarter ended March 31, 2008, 298 unit options outstanding were not included in the computation of dilutive effect of unit options.

Options to purchase 216,000 units at prices ranging from $9.30 to $37.73 per unit were outstanding as of March 31, 2007. All unit options outstanding as of March 31, 2007 were included in the computation of dilutive effect of unit options.

In 2005, we adopted the 2005 Unit Incentive Plan. Following adoption of this new plan the Human Resources Committee of the Board of Directors began issuing restricted units instead of unit options as its primary method of granting equity based compensation. However, that plan permits the issuances of unit options, unit appreciation rights and other equity compensation at the discretion of the Human Resources Committee.

Restricted Units
Units issued as a result of option exercises and restricted unit grants are funded through the issuance of new units. As of March 31, 2008, total compensation expense related to non-vested restricted unit awards not yet recognized was $871,000 with a weighted average 36 months remaining to vest.

Restricted units	Outstanding
Number outstanding	53,250
Aggregate intrinsic value	$1,837,000

Unit Options
Unit options have not been granted since December 2005. Units options granted prior to January 1, 2006 were non-qualified options granted at an exercise price not less than 100% of the fair value on the grant date. Unit options granted to employees vested over four or five years. Board members had the option of receiving their annual retainer in the form of unit options and those options vested immediately as they were granted monthly for services rendered during the month. Options granted have a life of ten years. As of March 31, 2008 there was less than $1,000 of unrecognized compensation cost related to unit options granted.

Options	Outstanding	Exercisable
Number outstanding	189,973	189,773
Weighted average exercise price	$15.59	$15.58
Aggregate intrinsic value	$3,594,025	$3,589,130
Weighted average remaining contractual term	4.07	4.07

4.
Supplemental disclosure of cash flow information: interest paid, net of amounts capitalized, totaled $532,000 and $624,000 for the quarters ended March 31, 2008 and 2007, respectively. No income tax was paid in the first quarter of 2008 compared to $1,000 of income taxes paid for the quarter ended March 31, 2007.

5.	The fair value of cash and cash equivalents and investments held at March 31, 2008 and December 31, 2007 are as follows:

	March 31, 2008
		Gross
	Amortized	Unrealized	Estimated
	Cost	Loss	Fair Value
Cash and cash equivalents	$8,906	$-	$8,906

Securities expected to be refinanced within one year:
Auction rate securities, current	1,000	-	1,000

Securities maturing after ten years:
Auction rate securities, non-current	15,850	(1,154)	14,696

	December 31, 2007
		Gross
	Amortized	Unrealized	Estimated
	Cost	Loss	Fair Value
Cash and cash equivalents	$2,174	$-	$2,174
Auction rate securities, current	30,775	-	30,775

There were no realized gains or losses for the three months ended March 31, 2008.

At March 31, 2008, Pope Resources held AAA-rated Student Loan Auction Rate Securities (“SLARS”) with a par value of $16.9 million but an estimated fair value, based on the methodology described below, of $15.7 million. SLARS are collateralized long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 35 days. Beginning in February 2008, auctions failed for approximately $17 million in par value of SLARS we held because sell orders exceeded buy orders. When these auctions failed to clear, higher interest rates for those securities went into effect. However, the principal amount of these securities associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures.

The underlying assets of the SLARS we hold, including the securities for which auctions have failed, are student loans which are guaranteed by the U.S. Department of Education for 97% of the loan and interest due. With the exception of a single $1 million instrument that is scheduled for refinancing in the next two months, we are reporting these investments as non-current assets. We have performed an estimate of fair value for these securities and determined that the estimated fair value is $1.2 million below par and as a result we have recorded an asset impairment. The asset impairment was estimated using a discounted cash flow model incorporating assumptions that management believes market participants would use in their estimates of fair value, including comparison of the yield on the SLARS we own to corporate instruments with similar maturities and variable interest rates. If the current market conditions deteriorate further or a recovery in market values does not occur, we may be required to record additional unrealized or realized losses in future quarters.  Management believes that the working capital and borrowing capacity available to the Partnership excluding the funds invested in SLARS will be sufficient to meet cash requirements for at least the next 12 months.

6.
FASB Statement No. 157 Fair Value Measurement (SFAS No. 157) was followed to determine the fair value of the Partnership’s investments.  SFAS No. 157 defines a hierarchy of three levels of evidence used to determine fair value:

•	Level 1 - quoted prices for identical assets/liabilities in active markets
•	Level 2 - quoted prices in a less active market, quoted prices for similar but not identical assets/liabilities, inputs other than quoted prices
•	Level 3 - significant unobservable inputs including the Partnership’s own assumptions in determining the fair value of investments

Those SLARS where we have not received notice from the issuer of plans to refinance the security are accounted for as long term investments.  Under current credit market conditions there is no market for SLARS, thus eliminating any available Level 1 inputs for use in determining a market value. SLARS are unique and there are no actively traded markets that one can observe to determine a value for the SLARS. Accordingly, the SLARS were changed from Level 1 to Level 3 within SFAS 157’s valuation levels since the Partnership’s adoption of SFAS No. 157 on January 1, 2008.  The following table provides the fair value measurements of applicable Partnership financial assets according to the levels defined in SFAS No. 157 as of March 31, 2008 and December 31, 2007:

	March 31, 2008
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$8,906	$-	$-	$8,906
Auction rate securities, current	1,000	-	-	1,000
Auction rate securities, non-current	-	-	14,696	14,696
Total financial assets at fair value	$9,906	$-	$14,696	$24,602

	December 31, 2007
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2,174	$-	$-	$2,174
Auction rate securities, current	30,775	-	-	30,775
Total financial assets at fair value	$32,949	$-	$-	$32,949

We identified market interest rates for similar securities and performed a discounted cash flow calculation using these alternative interest rates. This method represents a Level 3 input, and represents the best evidence we have to indicate value under current market conditions.  The table below summarizes the change in consolidated balance sheet carrying value associated with Level 3 financial assets for the three months ended March 31, 2008:

Non-current
Investments
Balance at December 31, 2007	$-
Transfers into Level 3	15,850
Total unrealized losses included in other comprehensive loss	(1,154)
Balance at March 31, 2008	$14,696

Management believes the impairment to the SLARS portfolio is temporary and plans to hold these securities until they can be sold or otherwise redeemed for their par value or materially close to par value. The Partnership has had portions of its SLARS portfolio redeemed at par since the auction failures began and is currently holding one security that has an announced redemption at par in late May 2008.  As a result, the impairment noted above has been recorded as other comprehensive loss.  As a result, other comprehensive loss for the quarter ended March 31, 2008 is $213,000 and includes the unrealized loss of $1.2 million on SLARS.

7.	The Partnership’s general partners hold 60,000 units. The allocation of distributions and income between the general and limited partners is pro rata among all units outstanding.

8.	Revenue and operating income by segment for the quarters ended March 31, 2008 and 2007, are as follows:

	Fee Timber			Timberland
Three Months Ended	Pope Resources		Total	Management &	Real
March 31, (Thousands)	Timber	Timberfund	Fee Timber	Consulting	Estate	Other	Consolidated
2008
Revenue internal	$5,488	$108	$5,596	$433	$566	$-	$6,595
Eliminations	(36)	-	(36)	(209)	(10)	-	(255)
Revenue external	5,452	108	5,560	224	556	-	6,340

Cost of timber and land sold	(2,268)	(96)	(2,364)	-	(315)		(2,679)

Operating expenses internal	(839)	(292)	(1,131)	(459)	(743)	(878)	(3,211)
Eliminations	7	209	216	37	2	-	255
Operating expenses external	(832)	(83)	(915)	(422)	(741)	(878)	(2,956)

Income (loss) from operations internal	2,381	(280)	2,101	(26)	(492)	(878)	705
Eliminations	(29)	209	180	(172)	(8)	-	-
Income (loss) from operations external	$2,352	$(71)	2,281	(198)	(500)	(878)	705

2007
Revenue internal	$6,217	$18	$6,235	$544	$253	$-	$7,032
Eliminations	(43)	-	(43)	(192)	(10)	-	(245)
Revenue external	6,174	18	6,192	352	243	-	6,787

Cost of timber and land sold	(2,788)	(16)	(2,804)	-	(33)	-	(2,837)

Operating expenses internal	(977)	(207)	(1,184)	(526)	(772)	(1,025)	(3,507)
Eliminations	10	191	201	43	1	-	245
Operating expenses external	(967)	(16)	(983)	(483)	(771)	(1,025)	(3,262)

Income (loss) from operations internal	2,452	(205)	2,247	18	(552)	(1,025)	688
Eliminations	(33)	191	158	(149)	(9)	-	-
Income (loss) from operations external	$2,419	$(14)	2,405	(131)	(561)	(1,025)	688

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains a number of projections and statements about our expected financial condition, operating results, and business plans and objectives. These statements reflect our management's estimates and present intentions based on our current goals, in light of currently known circumstances and management's expectations about future developments. Statements about expectations, plans and future performance are “forward looking statements” within the meaning of applicable securities laws. Because these statements describe our goals, objectives and anticipated performance, they are inherently uncertain, and some or all of these statements may not come to pass. Accordingly, you should not interpret these statements as promises that we will perform at a given level or that we will take any or all of the actions we currently expect to take. Our future actions, as well as our actual performance, will vary from our current expectations, and under various circumstances these variations may be material and adverse. Some of the factors that may cause our actual operating results and financial condition to fall short of our expectations are set forth in the part of this report entitled “Item 1A: Risk Factors ” below and other factors discussed elsewhere in this report or in our annual report on Form 10-K for the fiscal year ended December 31, 2007. Some of the issues that may have an adverse and material impact on our business, operating results and financial condition include the effect of financial market conditions on our investment portfolio and related liquidity; environmental and land use regulations that limit our ability to harvest timber and develop property; economic conditions that affect consumer demand for our products and the prices we receive for them; and other risks and uncertainties which are discussed in our other filings with the Securities and Exchange Commission. The forward-looking statements in this report reflect our estimates as of the date of the report, and we cannot undertake to update these statements as our business operations and environment change.

This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included with this report.

EXECUTIVE OVERVIEW

Pope Resources, A Delaware Limited Partnership (“we” or the "Partnership"), was organized in late 1985 as a result of a spin-off by Pope & Talbot, Inc. (“P&T”). We are engaged in three primary businesses. The first, and by far most significant segment in terms of owned assets and operations, is the Fee Timber segment. This segment includes timberlands owned directly by the Partnership and operations of ORM Timber Fund I, LP (the “Fund”). Operations in this segment consist of growing timber to be harvested as logs for sale to domestic manufacturers and to a lesser extent export brokers. The second most significant business in terms of total assets owned is the development and sale of real estate. Real Estate activities primarily take the form of securing permits, entitlements, and, in some cases, installing infrastructure for raw land development and then realizing that land’s value by the selling of larger parcels to buyers who will take the land further up the value chain, either to home buyers or to operators and lessors of commercial property. Since these land projects span multiple years, the Real Estate segment may incur losses for multiple years while a project is developed until that project is sold resulting in operating income. Our third business is providing timberland management and related services to third-party timberland owners, including the Fund, and raising investment capital from third parties for private equity timber funds like the Fund.

Management’s major opportunity and challenge is to grow our revenue base profitably. Our current strategy for adding timberland acreage is centered on our timber fund business model. For example, the Fund acquired 24,000 acres of timberland in late 2006, and our 20% investment in the Fund affords us a share of the Fund’s operations while allowing us to earn asset management and timberland management fees. Management also believes that this strategy allows us to maintain more sophisticated expertise in timberland acquisition, valuation, and management than could be cost effectively maintained for the Partnership’s timberlands alone.  Our real estate challenges center around how and when to “harvest” a parcel of land and capture the optimum value increment by selling the property.

Additionally, during the first quarter of 2008 we made significant progress towards completing our unit repurchase program that commenced in the fourth quarter of 2007. During the first quarter we purchased 95,082 units for an aggregate of $3.6 million for a weighted average unit purchase price of $37.51, bringing the total repurchase program to 126,738 units for a total of $4.9 million, yielding a weighted average unit purchase price of $38.98.  We completed the previously announced unit repurchase plan of $5 million in April 2008, having repurchased 128,957 units at a weighted average unit purchase price of $38.90.

RESULTS OF OPERATIONS

The following table reconciles and compares key revenue and cost elements that impact our net income for each of the three-month periods ended March 31, 2008 to March 31, 2007 and December 31, 2007. In addition to the table’s detailed numeric analysis, the explanatory text that follows the table describes many of these changes by business segment.

	Q1 2008 vs. Q1 2007	Q1 2008 vs. Q4 2007
	Total	Total

Net income:
1st Quarter 2008	$941	$941
4th Quarter 2007		6,288
1st Quarter 2007	854	-
Variance	$87	$(5,347)

Detail of earnings variance:
Fee Timber:
Log price realizations (A)	$(379)	$(446)
Log volumes (B)	(307)	1,300
Depletion	56	(40)
Production Costs	387	(190)
Other Fee Timber	119	25
Timberland Management & Consulting (TM&C):
Management fee changes	5	6
Other TM&C	(72)	135

Real Estate:
Environmental remediation	-	1,878
Land sales	16	(8,197)
Depletion	(126)	(126)
Other	171	299
General & administrative costs	147	216
Interest expense	85	(24)
Other (taxes, minority int., interest inc.)	(15)	(183)
Total change in net income	$87	$(5,347)

(A) Price variance calculated by applying the change in price to current period volume.
(B) Volume variance calculated by applying the change in sales volume to the average log sales price for the prior period.

Fee Timber

Fee Timber revenue is earned primarily from the harvest and sale of logs from the Partnership’s 114,000 acres of fee timberland located in western Washington and, to a lesser extent, from leasing cellular communication towers and selling gravel and other resources that result from timberland operations. Revenue from the sale of timberland tracts will also appear periodically in results for this segment. Our Fee Timber revenue is driven primarily by the volume of timber harvested, which we ordinarily express in terms of millions of board feet, or “MMBF”, and by the average prices realized on log sales, which we express in dollars per thousand board feet, or “MBF”. Harvest activities on the 24,000 acres of timberland acquired by the Fund began in 2007 and are consolidated into this discussion of operations.

When discussing our Fee Timber operations, we compare current results to both the previous quarter and the corresponding quarter of the prior year. Both of these comparisons are made to help the reader gain an understanding of the trends in market price and harvest volumes that affect Fee Timber results of operations. Revenue and operating income for the Fee Timber segment for the quarters ended March 31, 2008, December 31, 2007 and March 31, 2007 are as follows:

Quarter ended	Log Sale Revenue (million)	Mineral, Cell Tower & Other Revenue (million)	Total Fee Timber Revenue (million)	Operating Income/(loss) (million)	Harvest Volume (MMBF)
Pope Resources Timber	$5.0	$0.5	$5.5	$2.4	9.3
Timber Fund	0.1	-	0.1	(0.1)	0.2
Total Fee Timber March 31, 2008	5.1	0.5	5.6	2.3	9.5

Pope Resources Timber	$4.1	$0.6	$4.7	$1.6	6.8
Timber Fund	0.2	-	0.2	-	0.5
Total Fee Timber December 31, 2007	$4.3	$0.6	$4.9	$1.6	7.3

Pope Resources Timber	$5.8	$0.4	$6.2	$2.4	10.0
Timber Fund	-	-	-	-	-
Total Fee Timber March 31, 2007	$5.8	$0.4	$6.2	$2.4	10.0

The increase in Fee Timber revenue and operating income for the current quarter relative to the fourth quarter of 2007 is primarily attributable to a 2.2 MMBF increase in harvest volume offset by a $47/MBF, or 8%, decline in average log price realized. The increase in first quarter 2008 harvest volume over fourth quarter 2007 is due to an increase in proportion of annual harvest completed in the first quarter in 2008 over the fourth quarter of 2007, owing in part to management’s assessment that log prices are not likely to recover, and may continue to decline, in the near future. Log prices realized have declined by $47/MBF, or 8%, in the first quarter of 2008 from the fourth quarter of 2007. Fee Timber operating income increased $649,000 from the fourth quarter of 2007 due to the increase in log volume harvested, partially offset by the decrease in average log price realized. Fee Timber revenue for the current quarter is $632,000 lower than the comparable period in the prior year. This decrease is due to both a 531 MBF decline in harvest volume and a 7% decline in average log price realized. Fee Timber operating income for the current quarter decreased by $124,000 from the first quarter of 2007 due to these same aforementioned declines.

The Fund is consolidated into our financial statements and, as a result, the Fund’s harvest and operating results are included in the Fee Timber discussion herein. The 80% of the Fund owned by third parties is reflected in our Statement of Earnings under the Caption Minority Interest-ORM Timber Fund I, LP. The Fund harvested 205 MBF with an average price realized of $523/MBF during the quarter ended March 31, 2008 compared to a harvest of 30 MBF with average price realized of $585/MBF during the first quarter of 2007. We plan to harvest an additional 27 MMBF during the remainder of 2008, of which 5 MMBF will come from the Fund’s timberlands. The Fund’s operating loss in the first quarter of 2008 was $71,000 compared to losses of $14,000 in the first quarter and $1,000 in the fourth quarter of 2007.

Log Volume

The Partnership harvested the following log volumes by species from its timberlands, including the Fund, for the quarters ended March 31, 2008, December 31, 2007, and March 31, 2007:

Log sale volumes (MBF):	Quarter Ended
Sawlogs	March-08	% Total	December-07	% Total	March-07	% Total
Douglas-fir	7,202	76%	4,405	61%	7,116	71%
Whitewood	512	5%	508	7%	791	8%
Cedar	68	1%	672	9%	60	1%
Hardwood	201	2%	429	6%	129	1%
Pulp
All Species	1,526	16%	1,272	17%	1,944	19%
Total	9,509	100%	7,286	100%	10,040	100%

Through March 31, 2008, we have harvested 26% of our targeted annual harvest of 37 MMBF as compared to the 18% of our 2007 harvest that was harvested in last year’s first quarter. We are currently planning to concentrate our 2008 harvest volume into the second and third quarters of the year.

Log Prices

While harvest volume is largely within management’s control, one additional factor that impacts our Fee Timber income is the price we realize upon selling our logs into the market. As noted above, we try to maximize Fee Timber revenue by adjusting harvest to match log markets. In 2007 for example, with the weakened market for Douglas-fir sawlogs caused by the soft housing market, we focused on harvest units with less Douglas-fir volume and more whitewood, cedar, and pulp. This allowed us to take advantage of those selected log markets that remained relatively strong while limiting our harvest of generally higher-value Douglas-fir. The export markets for high quality whitewood sawlogs strengthened as log exporters were able to identify low cost opportunities to ship logs to Korea. The market for pulp and cedar strengthened as supplies declined. This is a common occurrence during weak log and lumber markets. Wood chips used to manufacture pulp are a by-product of lumber manufacturing so when mills reduce production, fewer wood chips are created thus increasing demand for pulp logs.

We realized the following log prices from our fee timberlands for the quarters ended March 31, 2008, December 31, 2007 and March 31, 2007:

	Quarter Ended
	31-Mar-08	31-Dec-07	31-Mar-07
Average price realizations (per MBF):
Sawlogs
Douglas-fir	$572	$572	$611
Whitewood	471	399	492
Cedar	1,257	1,152	1,193
Hardwood	639	893	671
Pulp
All Species	357	296	467

Overall	538	585	578

Douglas-fir: Douglas-fir is noted for its structural characteristics that make it generally preferable to other softwoods and hardwoods for the production of construction grade lumber and plywood. Demand and price for Douglas-fir sawlogs is very dependent upon the level of new housing construction. The price realized on Douglas-fir sawlogs did not change for the current quarter in 2008 versus the fourth quarter of 2007 and declined 6% versus the first quarter of 2007. The price realized in the first quarter of 2008 reflects the impact of a strong market for Douglas-fir poles offsetting an otherwise weakened domestic market when compared to the fourth quarter of 2007. The decrease in price realized from the first quarter of 2007 to the current quarter is attributable to the continuation of a weakened domestic residential real estate market.

Whitewood: “Whitewood” is a term used to describe several softwood species, but for us primarily refers to western hemlock. Though generally considered to be of a lower quality than Douglas-fir, these logs are also used for manufacturing construction grade lumber and plywood. The average price realized on whitewood sawlogs increased 18% for the current quarter in 2008 versus the fourth quarter of 2007 and declined 4% versus the comparable period in 2007. This increase in price realized was achieved by targeting a good export market, which has been buoyed by favorable exchange rates and reasonable backhaul rates for shipping containers. The relatively favorable backhaul rates appear to be waning as other product exports from the U.S. that can support higher shipping costs are displacing log exports.

Cedar: Cedar is generally used for outdoor applications such as fencing, siding, and decking. Demand for these products is not as tightly linked to housing starts as is the case for our other softwood sawlogs. Cedar is also a minor component in most upland timber stands, and thus supplies tend to decline, and prices to increase, during periods of regional or industry-wide curtailment of timber harvest volumes. Such a situation resulted in a 5% and 9% first quarter 2008 increase in realized cedar prices compared to the first and fourth quarters of 2007, respectively.

Hardwood: “Hardwood” can refer to many different species, but on our tree farms primarily consists of red alder. Over the last few years, the price realized from the sale of red alder sawlogs has increased in connection with relatively limited supply, coupled with increased demand as a result of new mills focused on hardwood lumber production in the Pacific Northwest. The local mills that process alder sawlogs are using the resource to manufacture lumber for use in furniture and cabinet construction. However, in late 2007, the price of red alder lumber reached a point where substitution with other species began taking place in the furniture industry, depressing the price that red alder sawmills can pay. As a result, the hardwood sawlog price realized in the current quarter is off 28% relative to the fourth quarter of 2007 and off 5% from the same period in 2007.

Pulp: Pulp is a lower quality log of any species that is not suitable for lumber production and is thus manufactured into wood chips. These chips are used to make a full range of pulp and paper products from unbleached linerboard used in paper bags and cardboard boxes to fine paper and specialty products. The primary supply of wood chips used by the pulp and paper industry is the residual waste from sawmills, where trim ends and the curved part of the log are chipped and sold to create an additional income stream. When sawmills scale back production in response to poor markets, the supply of wood chips can be severely reduced, and the pulp mills must then supplement their supply by purchasing more expensive wood chips made directly from pulp logs. The 21% increase in pulp log prices from fourth quarter of 2007 is a result of such sawmill curtailments and the resulting decrease in the residual wood chip supply. Pulp and pulp log inventories at pulp mills ended 2006 at extremely low levels resulting in strong pulp log pricing in the first quarter of 2007. While pulp log pricing in the first quarter of 2008 was also strong, pulp log prices were off 24% from the price realized in the first quarter of 2007.

Customers
The table below categorizes timber sold by customer type for the quarters ended March 31, 2008, December 31, 2007 and March 31, 2007:

	Q1 2008		Q4 2007		Q1 2007
Destination	Volume*	Price^	Volume*	Price^	Volume*	Price^
Domestic mills	6.0	$554	5.8	$650	7.0	$590
Export brokers	2.0	628	0.2	544	1.1	699
Pulp	1.5	357	1.3	290	1.9	467
Total	9.5	$538	7.3	$585	10.0	$578

* Volume in MMBF    ^ Price per MBF

Volume sold to domestic lumber mills represents 63% of volume sold in the first quarter of 2008 versus 79% for the fourth quarter of 2007 and 70% for the comparable quarter in prior year. The decline in the proportion of harvest volume sold to the domestic market is primarily due to strengthening in the export market. The export market strengthened in the current quarter especially for whitewood sold to the Korean market. As a result we focused our first quarter 2008 harvest on stands with a large proportion of high-quality whitewoods and this produced an increase in volume sold to the export market compared to both the fourth and first quarters of 2007.

Cost of Sales

Cost of sales for the Fee Timber segment consists of harvest and haul costs and depletion expense. Harvest and haul costs represent the direct cost incurred to convert trees into logs and deliver those logs to their point of sale. Depletion expense represents the cost of acquiring or growing the harvested timber. The applicable depletion rate is derived by dividing the aggregate cost of timber and capitalized road expenditures by the estimated volume of merchantable timber available for harvest at the beginning of that year. The depletion rate is then applied to the volume harvested in a given period to calculate depletion expense for that period. We used two separate depletion rates in 2008 and 2007, with our primary pool used for volume harvested from the Hood Canal and Columbia tree farms and the second pool for volume harvested from tree farms owned by ORM Timber Fund I, LP.

Fee Timber cost of sales for the quarters ended March 31, 2008, December 31, 2007, and March 31, 2007, respectively, are as follows, with the first table expressing these costs in total dollars and the second table expressing the costs on a per unit of production basis:

Quarter Ended:	Harvest, Haul and Other	Depletion	Total Cost of Sales
March 31, 2008	$1.6 million	$0.7 million	$2.3 million
December 31, 2007	1.5 million	0.6 million	2.1 million
March 31, 2007	2.1 million	0.7 million	2.8 million

Quarter Ended:	Harvest and Haul per MBF	Depletion per MBF	Total Cost of Sales per MBF
March 31, 2008	$180	$69	$249
December 31, 2007	209	84	293
March 31, 2007	208	71	279

Cost of sales has increased in the first quarter of 2008 relative to the fourth quarter of 2007 due to an increase in harvest volume. Harvest volume has increased to 9.5 MMBF in the first quarter of 2008 from 7.3 MMBF in the fourth quarter of 2007. The $440,000 decrease in cost of sales from the comparable quarter in the prior year is due to a decline in harvest volume of 531 MBF from the first quarter of 2008 and lower logging and hauling costs.

Harvest and haul costs per MBF have declined in the first quarter of 2008 relative to the fourth quarter of 2007 and the first quarter of 2007. Harvest costs vary based upon the physical site characteristics of the specific acres harvested during the period. For example, difficult-to-access sites or those located on steep hillsides are more expensive to harvest. Furthermore, haul costs vary based upon the distance between the harvest area and the mill customer’s location. Average logging and hauling costs per MBF have decreased $29 and $28 per MBF from the prior year’s fourth and first quarters, respectively. The decline in harvest and haul costs per MBF is due to a higher proportion of harvest coming from the Hood Canal tree farm in 2008 where harvest units are generally closer to customer locations and less expensive to harvest.

Depletion expense for the quarters ended March 31, 2008, December 31, 2007, and March 31, 2007 was calculated as follows:

			Quarter ended
	Pooled	Timber Fund	March-08
Volume harvested (MBF)	9,304	205	9,509
Rate/MBF	$65	$268	$69
Depletion expense ($000's)	$605	$55	$660

			Quarter ended
	Pooled	Timber Fund	December-07
Volume harvested (MBF)	6,824	462	7,286
Rate/MBF	$70	$292	$84
Depletion expense ($000's)	$480	$135	$615

			Quarter ended
	Pooled	Timber Fund	March-07
Volume harvested (MBF)	10,010	30	10,040
Rate/MBF	$70	$233	$71
Depletion expense ($000's)	$704	$7	$711

The separate depletion pool for 2008 and 2007 harvest volume represents harvest from timberlands owned by the Fund. These separate depletion pools carry a higher depletion rate than our combined pool. The combined depletion pool consists primarily of historical timber cost that has been owned by the Partnership for many decades and the Columbia property that was acquired in 2001. The separate depletion pool for the Fund consists of timber acquired at a higher overall cost in the fourth quarter of 2006 and therefore carries a higher depletion rate.

Operating Expenses

Fee Timber operating expenses for the quarters ended March 31, 2008, December 31, 2007, and March 31, 2007 were $915,000, $1.1 million, and $983,000, respectively. Operating expenses include management, silviculture and the cost of both maintaining existing roads and building temporary roads required for harvest activities. The primary factor in the fluctuation of operating expenses is the timing of silviculture and road costs.

Timberland Management & Consulting

The Timberland Management & Consulting segment generates revenue by providing timberland management and forestry consulting services to timberland owners and managers. An additional aspect of that segment’s activities is the development of timberland property investment portfolios on behalf of third-party clients and the Fund.

The Timberland Management & Consulting segment is currently managing more than 266,000 acres of timberland for Cascade Timberlands LLC and an additional 24,000 acres for the Fund. The Cascade project includes management, consulting, and disposition services.

Revenue and operating loss for the Timberland Management & Consulting segment for the quarters ended March 31, 2008 and 2007 were as follows:

Quarter Ended:	Revenue	Operating Loss
March 31, 2008	$0.2 million	$0.2 million
March 31, 2007	0.4 million	0.1 million

Revenue for the quarter ended March 31, 2008 was $128,000 lower and the operating loss was $67,000 greater than the corresponding amounts for the first quarter of 2007. The decrease in revenue is due to the lack of consulting revenue generated by our McCloud office which was closed at the end of 2007. The increase in operating loss between first quarter 2007 and first quarter 2008 is due to current period costs incurred for marketing our second timber fund.

The Fund was formed by Olympic Resource Management LLC (ORMLLC) for the purpose of attracting investor capital to purchase timberlands. The Fund had a $61.8 million capital commitment and we placed $58.5 million of this commitment in late 2006. Pope Resources’ co-investment totaled $11.7 million, or 20% of the Fund. Because ORMLLC, a wholly owned subsidiary of the Partnership, is the general partner of the Fund, the Partnership indirectly controls the Fund and the Fund is thus treated as a consolidated subsidiary whose results are reported under the Fee Timber segment. Operating results attributed to the 80% third-party interest in the Fund are reported under Minority Interest-ORM Timber Fund I, LP, below operating income.

We are now organizing our second timber fund that we expect will total over $100 million of equity capital, with our co-investment at the same 20% level as in the first fund. As with ORM Timber Fund I, LP we will not be required to contribute our co-investment capital until suitable timber properties are identified and acquired.

Operating Expenses

Timberland Management & Consulting operating expenses for the quarters ended March 31, 2008 and 2007 were $422,000 and $483,000, respectively. The decrease in operating expense is attributable to the closure of the McCloud office with attendant reduction in operating costs offset in part by an increase in costs related to formation of our second timber fund.

Real Estate

The Partnership’s Real Estate segment consists primarily of revenue from the sale of land together with residential and commercial property rents. The Partnership’s real estate holdings are located primarily in Pierce, Kitsap, and Jefferson Counties in Washington State.

Revenue and operating loss for the Real Estate segment for the quarters ended March 31, 2008 and 2007 were as follows:

Quarter Ended:	Revenue	Operating Loss
March 31, 2008	$0.6 million	$0.5 million
March 31, 2007	0.2 million	0.6 million

Real Estate revenue for the quarters ended March 31, 2008 and 2007 is comprised of the following:

Description	Revenue	Gross Margin	Acres Sold	Revenue/Acre	Gross Margin/ Acre
Rural Residential	$327,000	$12,000	27	$12,111	$444
Rentals	225,000	225,000	NA	NA	NA
Other	4,000	4,000	NA	NA	NA
March 31, 2008 Total	$556,000	$241,000	27	$12,111	$444

Rentals	$211,000	$211,000	NA	NA	NA
Other	32,000	(1,000)	NA	NA	NA
March 31, 2007 Total	$243,000	$210,000	N/A	N/A	N/A

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

Revenue for the Real Estate segment was higher in the first quarter of 2008 compared to first quarter 2007 due to a rural residential lot sale. This property carried a relatively high basis as it was part of a fourth quarter 2004 timberland acquisition and this resulted in a low gross margin. We are projecting a significant decrease in revenue from land sales in 2008 compared to 2007.

Our rural residential lot program produces lots from 5 to 80 acres in size, based on underlying zoning densities. This type of program typically entails an entitlement effort more modest in scale, usually involving simple lot segregations and boundary line adjustments. Development activities include minor road building, surveying, and the extension of utilities. Demand for rural lots has dropped significantly with a decrease in demand for housing.

Cost of Sales

Real Estate cost of sales for the quarters ended March 31, 2008 and 2007 were $315,000 and $33,000, respectively. Cost of sales in 2008 represents costs incurred on a sale of rural residential land where we had an atypically high per acre cost basis.

Operating Expenses

Real Estate operating expenses for the quarters ended March 31, 2008 and 2007 were $741,000 and $771,000, respectively. The decline in operating expenses in 2008 is due primarily to a decline in maintenance costs at the Port Gamble townsite.

Environmental Remediation

The Partnership has accrued liabilities for environmental cleanup of $1,961,000 and $1,994,000 as of March 31, 2008 and December 31, 2007, respectively. This liability represents our share of the liability for environmental clean up activities in and around the Port Gamble townsite. Port Gamble is a historic town that was owned by P&T for decades until 1985 when the townsite and other assets were spun off to the Partnership. P&T continued to operate the townsite through 1995 and leased the millsite at Port Gamble until January 2002 when a settlement agreement was signed between the Partnership and P&T. This settlement agreement set forth how the two companies would apportion the costs and responsibility for environmental remediation in Port Gamble. The “millsite” is referred to as such because a lumber mill operated on that portion of the property for more than one hundred years until 1995, before it was dismantled by the end of 1996.

In the fourth quarter of 2007, we recorded a $1.9 million charge to earnings to increase our environmental remediation liability. This amount reflects our estimate of potential liability associated with environmental contamination at Port Gamble, and represents the outcome of a simulation analysis, discussed below in greater detail.  This contamination is believed to have occurred during the years P&T operated a mill at Port Gamble, from 1853 to 1995. At the time Pope Resources was spun off from P&T, Port Gamble was included in our assets, and after contamination was discovered at the town site, mill site, and in the adjacent bay, we entered into a settlement and remediation agreement with P&T pursuant to which we and P&T allocated responsibility for cleanup costs. Under Washington law, both Pope Resources and P&T are “potentially liable persons” based on ownership and/or operation of the site. These laws provide for joint and several liability among parties owning or operating property on which contamination occurs, meaning that cleanup costs can be assessed against any or all such parties. Our agreement with P&T was intended to apportion responsibility based on this principle, with P&T bearing the larger share of responsibility based upon their role in operating the site and upon their relatively lengthy ownership.

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

Because of the joint and several liability that attends to the cleanup obligation, management has taken a number of steps to address our own exposure as follows:

•	As noted above, as of December 31, 2007 we increased our remediation estimate by $1.9 million to reflect our current estimate of the remediation costs.

•
In the fourth quarter of 2006 we revised our methodology for assessing this liability, shifting to a “Monte Carlo simulation” analysis which we hope will improve our ability to predict the actual liability for the remaining cleanup. We believe that a Monte Carlo simulation model is a useful tool for estimating the costs of a complex project where many different activities may have a wide variety of possible outcomes. A Monte Carlo simulation model allows the user to establish high, medium, and low cost estimates for discrete tasks within the project, and then to assign probability estimates for specific outcomes. Using these inputs, the simulation ultimately generates a data set of 3,000 randomly generated outcomes with related costs and provides the capability to map these on a histogram with the axes defining “frequency” and “total cost”. Additionally, the simulation produces a range of costs with probability-of-outcome percentiles attached to each. Our new methodology adopts the practice of accruing to the dollar amount that corresponds to the 50th percentile, such that there is a 50% probability that costs will not exceed such amount based on the simulation exercise, as we believe this is the best available estimate. The Monte Carlo simulation model results indicated a range of potential losses of $276,000 to $6.3 million which represents the range of two standard deviations from the mean of the estimated liability as of December 31, 2007.

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

The environmental liability at March 31, 2008 includes $217,000 that the Partnership expects to expend in the next 12 months and $1.75 million thereafter. Current activities at the site include dismantling a sparge area of dredged materials on the millsite itself and costs for developing a clean up plan for the site as a whole. Activity in the environmental remediation liability is detailed as follows:

	Balances at the Beginning of the Period	Additions to Accrual	Expenditures for Monitoring and Remediation	Balances at the End of the Period
Year Ended December 31, 2007	$242,000	$1,878,000	$126,000	$1,994,000
Quarter ended March 31, 2008	1,994,000	-	$33,000	$1,961,000

General and Administrative (G&A)

General and administrative expenses for both quarters ended March 31, 2008 and 2007 were $878,000 and $1.0 million, respectively. We expect a decline in G&A expense in 2008 due to relatively higher professional costs in 2007.

Interest Income and Expense

Interest income for the quarter ended March 31, 2008 was $395,000 compared to $420,000 for the corresponding period of 2007. The decrease in interest income is due to lower cash and investment balances.

Interest expense, net of amounts capitalized, for the three-month periods ended March 31, 2008 and 2007 was $326,000 and $411,000, respectively. The Partnership’s debt consists primarily of mortgage debt with a fixed interest rate. The decrease in interest expense is due to an increase in interest capitalized to development projects and a decrease in long-term debt as a result of scheduled annual principal payments of $1,290,000 that occur on March 31. For the quarter ended March 31, 2008, $308,000 of interest expense was capitalized to the long-term development projects at Gig Harbor and Bremerton. In the first quarter of 2007, we capitalized $254,000 of interest expense to the Gig Harbor and Bremerton projects.

Income Tax

Pope Resources is a limited partnership and is, therefore, not subject to federal income tax. Taxable income/loss is instead reported to unitholders each year on a Form K-1 for inclusion in each unitholder’s tax return. Pope Resources does have corporate subsidiaries, however, that are subject to income tax.

For the quarter ended March 31, 2008 the Partnership recorded a tax provision of $57,000, as compared to a $7,000 tax provision for the corresponding period in 2007.

Minority Interest-IPMB

Minority Interest-IPMB represents that share of income earned from the Investor Portfolio Management Business (IPMB) allocated to Pope MGP, Inc., the Managing General Partner of the Partnership. The 1997 amendment to the Limited Partnership Agreement authorizing the Partnership to pursue the IPMB further specifies that income from the IPMB will be split using a sliding scale allocation method beginning at 80% to the Partnership’s wholly-owned subsidiary, ORM, Inc., and 20% to Pope MGP, Inc. The sliding scale allocation method evenly divides IPMB income between ORM, Inc. and Pope MGP, Inc. once such income reaches $7,000,000 in a given fiscal year. The share of IPMB allocated to Pope MGP is further split between Pope MGP and a management incentive plan. In both the first quarters of 2007 and 2008, Pope MGP’s share of IPMB was zero as the IPMB did not generate income in either of the quarters, respectively.

Current activities of the IPMB are contained in the Timberland Management & Consulting segment, which include timberland consulting, management, acquisition, and disposition services, and expenses associated with the launch of a second private equity timber fund.

Minority Interest-ORM Timber Fund I, LP

Minority Interest-ORM Timber Fund I, LP represents the portion of the Fund’s loss during the quarter ended March 31, 2008 attributed to the 80% of the Fund owned by third-party investors. The increase in this amount in the first quarter of 2008 from the comparable period in prior year is due to the increase in operating activities of the Fund.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Liquidity and Capital Resources

We ordinarily finance our business activities using funds from operations and, where appropriate in management’s assessment, bank lines of credit. Funds generated internally from operations and externally through financing are expected to provide the required resources for the Partnership's future capital expenditures. The Partnership’s debt-to-total-capitalization ratio as measured by the book value of equity was 24% as of both March 31, 2008 and December 31, 2007 and 26% as of March 31, 2007. The-debt-to-capitalization ratio at March 31, 2008 reflects offsetting events during the quarter.  The first was our annual timberland mortgage payment of $1.3 million which reduced long term debt outstanding, offset by the asset impairment recognized on our SLARS portfolio of $1.2 million as well as $3.6 million in units repurchased pursuant to our unit repurchase program that began in late 2007.

Current assets declined $22.2 million from December 31, 2007 to March 31, 2008.  This decline in current assets reflects the reclassification of $14.7 millions of SLARS from short term to long term investments as a result of the recent liquidity problems associated with these securities.  As of December 31, 2007 we held $30.8 million of SLARS of which $13.9 million were liquidated prior to the deterioration of the auction process for these securities.  We invested $5.0 million of the proceeds from the sale of SLARS in treasury bills with a maturity of less than 91 days that are reported as of March 31, 2008 under Cash and Cash Equivalents.  The decline in current assets has little impact on our debt covenants and has not materially impacted our ability to borrow.  Our balance sheet remains strong with borrowing capacity sufficient to fund operations and management’s plans for future timber fund co-investments and investments in development properties.

The Partnership’s debt consists primarily of a timberland mortgage with a fixed amortization schedule and loan term, which includes a prepayment penalty. We currently operate without an operating line of credit due to the cash we hold in excess of our current operating needs. We will continue to monitor and forecast our expected cash requirements with the added knowledge that we may not be able to liquidate our portfolio of SLARS in a timely manner and may re-establish a line of credit, if needed.

Over the remaining nine months of 2008, management plans to harvest approximately 27 MMBF of timber for a total fiscal 2008 harvest of 37 MMBF, 32 MMBF of which will come from the Hood Canal and Columbia tree farms and 5 MMBF from the Fund’s tree farms. Since harvest plans are based on demand and pricing, actual harvest levels may vary subject to management's ongoing review.

For the three months ended March 31, 2008, overall cash and cash equivalents increased $6.7 million versus a decrease of $4.2 million for the corresponding period in the prior year. Cash provided by operating activities was $497,000 for the three months ended March 31, 2008 versus $811,000 of cash used in operating activities for the corresponding period in 2007. The increase in cash generated by operating activities primarily results from a decrease in cash used for working capital.

Cash provided by investing activities was $12.6 million for the first quarter of 2008 versus cash used in investing activities of $1.3 million for the corresponding period in 2007. The increase in cash provided by investing activities results from the sale of $13.9 million of SLARS in the first quarter of 2008 prior to failure of auctions that provided liquidity for holders of these securities. We currently own SLARS with a fair market value of $15.7 million. While we are not sure when we will be able to liquidate the portfolio as a result of the breakdown of the auction process that was designed to provide liquidity for investors in these securities, we do expect $1.0 million of cash in the second quarter from the redemption of one of these securities.

Capital expenditures in 2008 consists of the following: $308,000 of capitalized interest at the Gig Harbor and Bremerton sites, $322,00 of capitalized development costs at the Gig Harbor and Bremerton sites, $199,000 of capitalized development costs at the Arborwood site, $68,000 of capitalized development costs on the Partnership’s other development properties; $201,000 of reforestation and road building costs on the owned timberlands; $98,000 of capital improvements at the Port Gamble townsite; $125,000 for forester trucks and $67,000 of other miscellaneous capital expenditures.

Investing activities in 2007 consist of reforestation and road expenditures of $323,000, interest capitalization of $254,000 related to the Gig Harbor and Bremerton projects, $347,000 of capital expenditures at the Gig Harbor and Bremerton projects, and $49,000 of capital expenditures on other development projects. Other 2007 capital expenditures consist of $125,000 of building improvements at the Port Gamble townsite, $92,000 of truck purchases, $65,000 of improvements to our corporate office and $54,000 of other miscellaneous capital improvements.

Cash used in financing activities increased to $6.3 million for the first quarter of 2008 from $2.1 million for the comparable period in prior year. This increase is due primarily to the repurchase of $3.5 million of partnership units and a $531,000 increase in unitholder cash distributions.

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

Capital Expenditures and Commitments

We are currently working on raising committed capital for ORM Timber Fund II, Inc. Our current plans for this second fund are to raise $100 million, with Pope Resources investing 20% of this amount, or $20 million. The capital will not be called until the Fund has located suitable timber properties to acquire. Projected capital expenditures in 2008 are $6.7 million, excluding any potential co-investment by the Partnership in ORM Timber Fund II, Inc. Projected capital expenditures are currently expected to include $2.2 million for the Gig Harbor site and $508,000 for the Bremerton site, with $1.1 million of these combined amounts in the form of capitalized interest. These expenditures could be increased or decreased as a consequence of future economic conditions. Projected capital expenditures are subject to permitting timetables and progress towards closing on specific land sale transactions.

ACCOUNTING MATTERS

Critical Accounting Policies and Estimates

Management believes its most critical accounting policies and estimates relate to management’s calculation of timber depletion and liabilities for matters such as environmental remediation, and potential asset impairments. In relation to liabilities, potential impairments and other estimated charges, it is management’s policy to conduct ongoing reviews of significant accounting policies and assumptions used in the preparation of the financial results of the Partnership. The assumptions used are tested against available and relevant information and reviewed with subject-matter experts for consistency and reliability. During the preparation of financial results, tests are conducted to ascertain that the net book carrying values of assets are not in excess of estimated future cash flows. These tests use current market information, if available, or other generally accepted valuation methods, such as expected future cash flows. When the use of estimates is necessary, an exact answer is unlikely, and therefore, the reporting within a range of likely outcomes is used in the preparation of the financial statements. Tests are also applied in order to be reasonably assured that liabilities are properly reflected on the records of the Partnership and that the notes to the financial statements are prepared in a fashion that informs readers of possible outcomes and risks associated with the conduct of business.

Fair Value Determination for Student Loan Auction Rate Securities (SLARS): At March 31, 2008, Pope Resources held AAA-rated Student Loan Auction Rate Securities (“SLARS”) with a par value of $16.9 million and an estimated fair value, based on the discussion below, of $15.7 million. SLARS are collateralized long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 35 days. Beginning in February 2008, auctions failed for approximately $16 million in par value of SLARS we held because sell orders exceeded buy orders. When these auctions failed to clear, higher interest rates for those securities went into effect. However, the funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. The underlying assets of the SLARS we hold, including the securities for which auctions have failed, are student loans which are guaranteed by the U.S. Department of Education for 97% of the loan and interest due. With the exception of a single $1 million instrument that is scheduled for refinancing in the next two months, we are reporting these investments as non-current assets and have recorded a $1.2 million asset impairment against this portfolio as a result of the liquidity issues in the market.

FASB Statement No. 157 Fair Value Measurement (SFAS No. 157) was followed to determine the fair value of our SLARS portfolio. SFAS No. 157 defines a hierarchy of three levels of evidence used to determine fair value:

•	Level 1 - quoted prices for identical assets/liabilities in active markets
•	Level 2 - quoted prices in a less active market, quoted prices for similar but not identical assets/liabilities, inputs other than quoted prices
•	Level 3 - significant unobservable inputs including the Partnership’s own assumptions in determining the fair value of investments

Under current credit market conditions there is no actively traded market for SLARS, thus eliminating any available Level 1 inputs for use in determining a market value. SLARS are unique and there are no other markets that one can observe to determine a value for the SLARS. We were able to identify market interest rates for similar securities and perform a discounted cash flow calculation using these alternative interest rates. This method of determining value represents a Level 3 input, which is the best evidence we have to indicate value under today’s market conditions. If the current market conditions deteriorate further or a recovery in market value does not occur, we may be required to record additional unrealized or realized losses in future quarters.

Management believes the impairment of the SLARS portfolio is temporary and plans to hold these securities until they can be sold or otherwise redeemed for their par value or materially close to par value. The Partnership has had portions of its SLARS portfolio redeemed at par since the auction failures began and is currently holding one security that has an announced redemption at par in late May 2008.

Consolidation of ORM Timber Fund I, LP (the Fund): The Fund is owned 19% by Pope Resources, A Delaware Limited Partnership, 1% by Olympic Resource Management LLC (a wholly owned subsidiary of the Partnership), and 80% by third-party investors. Olympic Resource Management LLC is the general partner of the Fund.  Limited partners do not have the right to dissolve the Fund or otherwise remove the general partner without cause nor do they have substantive participating rights in major decisions of the Fund.  Based on this governance structure, Olympic Resource Management LLC has presumptive control of the Fund and, as a result, under accounting rules the Fund must be consolidated into the Partnership’s financial statements.

Olympic Resource Management LLC earns management fees for managing the Fund and its properties. Transactions between the Fund and Pope Resources and its subsidiaries are eliminated in consolidation and include $209,000 of management fees earned in the first quarter of 2008. Revenue and expenses, net of fees paid to Pope Resources and its subsidiaries, are included in our financial statements which include $108,000 of revenue and $179,000 of expenses of the Fund. The portion of loss attributed to the 80% of the Fund not owned by us is reported as Minority Interest-ORM Timber Fund I, LP.

Purchased Timberlands Allocation: When the Partnership acquires timberlands, a purchase price allocation is performed that allocates cost between the categories of merchantable timber, pre-merchantable timber, and land based upon the relative fair values pertaining to each of the categories. When timberland is acquired the land is evaluated for current value. To the extent the land has value under current market conditions as something other than timberland, generally referred to as HBU, we assign a value greater than that typically associated with timberland.

Depletion-Cost Pools: Depletion represents the cost of timber harvested and is charged to operations by applying a depletion rate to volume harvested during the period. The depletion rate is calculated in January each year by dividing the Partnership’s cost of merchantable timber by the volume of merchantable timber. Merchantable timber is defined as timber that is equal to or greater than 35 years of age.

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
5.
Stocking-Are the acres in the acquisition of a similar age class distribution to the existing cost pool? (If the pre-merchantable timberland acres in the acquisition are less than 50% of total acres, stocking on the acquisition will be deemed sufficiently different and strongly indicate that a separate pool is appropriate.)

Timber owned by the Fund is accounted for in a separate depletion pool.  The Fund’s timberland does not meet the first criteria in the list of characteristics listed above as the timberland is bought by an entity with a limited life whereas timber owned directly by the Partnership are owned and managed as properties that will be owned indefinitely.  Therefore these properties are accounted for in separate depletion pools and generally carry a higher depletion rate due to the more recent acquisition which generally leads to a higher cost to deplete upon harvest.

Depletion-Estimated Volume: Depletion represents the cost of timber harvested and the cost of the permanent road system and is charged to operations by applying a depletion rate to volume harvested during the period. The depletion rate is calculated on January 1st of each year by dividing the Partnership’s cost of merchantable timber and the cost of the permanent road system by the volume of merchantable timber. For purposes of the depletion calculation we changed the definition of merchantable timber from 40 years of age to 35 years of age in 2008. We have made this change to reflect the decrease in harvest age of timber stands reflecting improvements in silviculture and seed stock. The impact of this change is expected to be de minimis.

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

Because of the joint and several liability that attends to the cleanup obligation, management has taken a number of steps to reassess our own exposure. First, as noted above, we increased our remediation estimate by $1.9 million in the fourth quarter of 2007 to reflect our revised estimate of the remediation costs. Second, because we have increased our estimate of the potential costs on several occasions in the past, we have revised our methodology for assessing this liability, shifting to a “Monte Carlo simulation” analysis which we hope will improve our ability to predict the actual liability for the remaining cleanup. Third, we are in active discussions with the Washington State Department of Ecology to promote protection of the environment, optimize and appropriately allocate the remaining cleanup liabilities, and maximize our control over the remediation process. Finally, we are monitoring the P&T bankruptcy action as an unsecured creditor in an effort to maximize any potential recovery from P&T's remaining assets, although we have substantial doubt as to whether we will recoup any material portion of those assets because substantially all of P&T’s assets are subject to the security interests of its lenders.

Management continues to monitor closely both the Port Gamble cleanup process and the P&T bankruptcy proceeding; however, in light of current circumstances our addition of $1.9 million in the fourth quarter of 2007 to the remediation liability reflects what management believes to be the best estimate of the remaining cleanup cost based upon an estimation method that represents the most likely outcome. The Monte-Carlo simulation model used to estimate this liability indicated a range of potential losses of $276,000 to $6.3 million which represents the range two standard deviations from the mean of the estimated liability as of December 31, 2007.

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

Impairment of Long Lived Assets:  The Partnership evaluates its long lived assets for impairment in accordance with Statement of Financial Accounting Standards No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144).  SFAS No. 144 requires recognition of an impairment loss in connection with long-lived assets used in a business when the carrying value exceeds the estimated future undiscounted cash flows attributable to those assets over the expected useful life.   The Partnership obtains annual appraisals of its timberlands and evaluates the appraised value of those properties to the carrying value to determine if an asset impairment is indicated.  The long term holding period of timberland properties make an asset impairment unlikely as the undiscounted expected cash flows from a timberland would need to decrease very significantly to not total in excess of the carrying value of a timber property.  The Partnership evaluates it development properties for impairment by comparing actual income generated by the project against expectations.  When actual results compare unfavorable to plan the property is evaluated to determine if the carrying value is less than the projected undiscounted cash flows attributable to the property.  The land basis associated with most of our development properties is well below current market value therefore an asset impairment charge on one of our development projects is not likely.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Interest Rate Risk

As of March 31, 2008, the Partnership had $29.4 million of fixed-rate debt outstanding with a fair value of approximately $32.3 million based on the current interest rates for similar financial instruments. A change in the interest rate on fixed-rate debt will affect the fair value of the debt, whereas a change in the interest rate on variable-rate debt will affect interest expense and cash flows. A hypothetical 1% change in prevailing interest rates would change the fair value of the Partnership's fixed-rate long-term debt obligations by $1.0 million.

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

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks and uncertainties, any one or more of which could impact our operating results and financial condition materially and adversely. Some of these risks are discussed in greater detail below, arranged according to business segment. In addition, we face a number of risks that affect our business generally. We compete against much larger companies in each of our business segments. These larger competitors may have access to larger amounts of capital and significantly greater economies of scale. Land ownership carries with it the risk of incurring liabilities due to accidents that take place on the land and previously undiscovered environmental contamination. The Partnership endeavors to maintain adequate accruals to reflect the cost of remediating known environmental contamination and other liabilities resulting from land ownership. However these estimates may prove to be inadequate as additional information is discovered. A more thorough discussion of the risks and uncertainties that may affect our business is contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2007, and in our various other filings with the Securities and Exchange Commission. Readers should review these risks in deciding whether to invest in Partnership units, and should recognize that those factors are not an exhaustive list of risks that could cause us to deviate from management’s expectations. Readers also are cautioned that, in reviewing these risk factors, the factors contained in this report and in our other SEC filings are effective as of the date the filing was made, and we cannot undertake to update those disclosures.

Valuation of Student Loan Auction Rate Securities

At March 31, 2008 Pope Resources held AAA-rated Student Loan Auction Rate Securities (“SLARS”) with a par value of $16.9 million but an estimated $15.7 million fair value. SLARS are collateralized long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 35 days. Beginning in February 2008, auctions failed for approximately $16 million in par value of SLARS we held because sell orders exceeded buy orders. When these auctions failed to clear, higher interest rates for those securities went into effect. However, the funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. The underlying assets of the SLARS we hold, including the securities for which auctions have failed, are student loans which are guaranteed by the U.S. Department of Education for 97% of the loan and interest due. With the exception of a single $1 million instrument that is scheduled for refinancing in the next two months, we are reporting these investments as non-current assets and have recorded a $1.2 million temporary asset impairment against this portfolio as a result of the liquidity issues in the market. We also have reclassified $14.7 million of the value of SLARS from current assets to non-current assets to reflect uncertainties about the liquidity of those assets. However, we cannot offer assurances that we ultimately will realize either the full recorded value or the par value of these SLARS, or that the timing of any such proceeds will be sufficient to meet our business needs. If the aforementioned $1.2 million impairment in value proves to be other than temporary, we will have to record such loss to net income. If credit markets deteriorate further, we may experience additional adverse impact on the amount and timing of the proceeds from the sale of these investments. Finally, if circumstances that influence the value of these securities do not improve as we expect or even worsen, we may be required to reduce further the carrying value of these securities, or change management’s assessment that the impairment is temporary, which may have an adverse impact on our cash flows or net income for the relevant period or periods.

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

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2008.

POPE RESOURCES,
A Delaware Limited Partnership

By:           POPE MGP, Inc.
Managing General Partner

By: /s/ David L. Nunes
David L. Nunes
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Thomas M. Ringo
Thomas M. Ringo
Vice President and CFO
(Principal Accounting and Financial Officer)