Form 10-K/A
period 2007-12-31
POPE RESOURCES LTD PARTNERSHIP
filed 2008-05-29
CIK 784011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Amendment No. 1)

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ____    No__X__

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.Yes ____    No__X__

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, and (2) has been subject to such filing requirements for the past 90 days. Yes__X__    No____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and larger accelerated filer” in Rule 12b-2 in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer____    Accelerated Filer__X__    Non-Accelerated Filer____

Indicate by check mark whether the registrant is a shell company (as defined by rule 12b-2 of the Act).
Yes____    No__X__

At June 30, 2007, the aggregate market value of the non-voting equity units of the registrant held by non-affiliates was approximately $ 184,815,000

The number of the registrant’s limited partnership units outstanding as of May 1, 2008 was 4,634,622.
Documents incorporated by reference: None

Note: This Amendment is filed solely to include an exhibit omitted from the registrant’s initial filing of this Report. There are no changes to the financial statements or any other item required to be filed in connection herewith.

Exhibits

No.	Document

3.1	Certificate of Limited Partnership. (1)

3.2	Limited Partnership Agreement, dated as of November 7, 1985. (1)

3.3	Amendment to Limited Partnership Agreement dated December 16, 1986. (2)

3.4	Amendment to Limited Partnership Agreement dated May 274, 1997. (4)

3.5	Certificate of Incorporation of Pope MGP, Inc. (1)

3.6	Amendment to Certificate of Incorporation of Pope MGP, Inc. (3)

3.7	Bylaws of Pope MGP, Inc. (1)

3.8	Certificate of Incorporation of Pope EGP, Inc. (1)

3.9	Amendment to Certificate of Incorporation of Pope EGP, Inc. (3)

3.10	Bylaws of Pope EGP, Inc. (1)

4.1	Specimen Depositary Receipt of Registrant. (1)

4.2	Limited Partnership Agreement dated as of November 7, 1985, as amended December 16, 1986 and May 274, 1997 (see Exhibits 3.2, 3.3 and 3.4).

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

10.21	Purchase and sale agreement with Costco Wholesale Corp dated December 22, 2003 (8)

10.23	Form of Change of control agreement (10)

10.24	Option agreement with Kitsap County dated August 14, 2003 (9)

10.25	Purchase and sales agreement for Quilcene Timberlands dated September 28, 2004 (9)

10.26	Long term management agreement with Cascade Timberlands LLC dated December 31, 2004 (9)

10.28	Amendment 1 to option agreement with Kitsap County dated May 24, 2004 (9)

10.29	First amendment to Note purchase agreement with John Hancock Life Insurance Company (10)

10.30	Second amendment to Note purchase agreement with John Hancock Life Insurance Company (10)

10.31	Third amendment to Note purchase agreement with John Hancock Life Insurance Company (10)

10.32	Fourth amendment to Note purchase agreement with John Hancock Life Insurance Company (10)

10.33	Pope Resources 2005 Unit Incentive Plan (11)

23.1	Consent of Registered Independent Public Accounting Firm+

31.1	Certificate of Chief Executive Officer (12)

31.2	Certificate of Chief Financial Officer (12)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (12)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (12)

99.1	Press Release of the Registrant dated February 6, 2008 (14)

(1)	Incorporated by reference from the Partnership’s registration on Form 10 filed under File No. 1-9035 and declared effective on December 5, 1985.

(2)	Incorporated by reference from the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 1987.

(3)	Incorporated by reference from the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 1988.

(4)	Incorporated by reference from the Partnership’s Proxy Statement filed on February 14, 1997.

(5)	Incorporated by reference to the Company’s Form S-8 Registration Statement (SEC file number 333-46091) filed with the Commission on February 11, 1998.

(6)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2001.

(7)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2002.

(8)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2003.

(9)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2004.

(10)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2005.

(11)	Filed with Form S-8 on September 9, 2005.

(12)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2006.

(13)	Filed with the annual report for the fiscal year ended December 31, 2007 as originally filed.

(14)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on February 6, 2008.

+	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POPE RESOURCES, A Delaware
Limited Partnership

By POPE MGP, INC.
Managing General Partner

Date: May 28, 2008	By	/s/ David L. Nunes
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the date indicated.

Date: May 28, 2008	By /s/ David L. Nunes
David L. Nunes,
President and Chief Executive Officer (principal
executive officer), Partnership and Pope MGP, Inc.;
Director, Pope MGP, Inc.

Date: May 28, 2008	By /s/ Thomas M. Ringo
Thomas M. Ringo
Vice President & CFO (principal financial and
accounting officer), Partnership and Pope MGP, Inc.

Date: May 28, 2008	By /s/ John E. Conlin
John E. Conlin
Director, Pope MGP, Inc.

Date: May 28, 2008	By /s/ Douglas E. Norberg
Douglas E. Norberg
Director, Pope MGP, Inc.

Date: May 28, 2008	By /s/ Peter T. Pope
Peter T. Pope
Director, Pope MGP, Inc.

Date: May 28, 2008	By /s/ J. Thurston Roach
J. Thurston Roach
Director, Pope MGP, Inc.