Form 10-Q
period 2008-06-30
POPE RESOURCES LTD PARTNERSHIP
filed 2008-08-06
CIK 784011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act. (check one)
Large Accelerated Filer  ____  Accelerated Filer  _X_    Non-accelerated Filer _____
Smaller Reporting Company _____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-2 of the Exchange Act) Yes ____No _X_

Partnership units outstanding at August 1, 2008: 4,633,122

Pope Resources
Index to Form 10-Q Filing
For the Quarter Ended June 30, 2008

P A R T  I – FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (Unaudited)

Pope Resources
June 30, 2008 and December 31, 2007

(Thousands)
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$11,553	$2,174
Auction rate securities, current	1,050	30,775
Accounts receivable	1,949	442
Land held for sale	800	780
Current portion of contracts receivable	565	622
Prepaid expenses and other	166	252
Total current assets	16,083	35,045

Properties and equipment at cost:
Land held for development	21,786	21,159
Land and land improvements	20,100	22,318
Roads and timber (net of accumulated
depletion of $50,390 and $48,418)	93,446	94,635
Buildings and equipment (net of accumulated
depreciation of $7,179 and $7,017)	3,640	3,577
	138,972	141,689

Other assets:
Contracts receivable, net of current portion	1,239	1,420
Auction rate securities, non-current	13,496	-
Other	158	1,171
	14,893	2,591

Total assets	$169,948	$179,325

Liabilities and Partners' Capital
Current liabilities:
Accounts payable	$1,200	$1,371
Accrued liabilities	738	2,112
Environmental remediation	90	250
Current portion of long-term debt	1,342	1,342
Deferred revenue	406	268
Deposits	146	108
Total current liabilities	3,922	5,451

Long-term debt, net of current portion	28,094	29,385
Environmental remediation, net of current portion	1,744	1,744
Other long term liabilities	236	298

Minority interest - ORM Timber Fund I, LP	44,634	45,803

Partners' capital (units outstanding 4,583 and 4,663)	92,472	96,644
Accumulated other comprehensive loss	(1,154)	-
Total partners' capital	91,318	96,644

Total liabilities and partners' capital	$169,948	$179,325

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (Unaudited)

For the Three Months and Six Months Ended June 30, 2008 and 2007

(Thousands, except per unit data)	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Revenues	$11,252	$15,326	$17,592	$22,113
Cost of timber and land sold	(6,289)	(6,294)	(8,968)	(9,131)
Operating expenses	(2,332)	(2,374)	(4,410)	(4,611)
General and administrative expenses	(1,016)	(1,706)	(1,894)	(2,731)
Income from operations	1,615	4,952	2,320	5,640

Other income (expense):
Interest expense	(606)	(637)	(1,240)	(1,302)
Capitalized interest	311	264	619	518
Interest income	218	391	613	811
Total other income (expense)	(77)	18	(8)	27

Income before income taxes and minority interest	1,538	4,970	2,312	5,667

Income tax expense	-	(10)	(57)	(17)
Income before minority interest	1,538	4,960	2,255	5,650

Minority interest-ORM Timber Fund I, LP	145	(145)	369	19

Net income	$1,683	$4,815	$2,624	$5,669

Allocable to general partners	$22	$62	$34	$74
Allocable to limited partners	1,661	4,753	2,590	5,595
	$1,683	$4,815	$2,624	$5,669

Earnings per unit:
Basic	$0.37	$1.03	$0.57	$1.21
Diluted	$0.36	$1.00	$0.55	$1.18

Weighted average units outstanding:
Basic	4,583	4,685	4,601	4,675
Diluted	4,707	4,829	4,728	4,817

Distributions per unit	$0.40	$0.28	$0.80	$0.56

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Pope Resources
Six Months Ended June 30, 2008 and 2007

(Thousands)	2008	2007
Net income	$2,624	$5,669
Add back non-cash charges (credits):
Deferred revenue	138	77
Depletion	1,864	2,749
Equity based compensation	206	361
Depreciation and amortization	385	399
Deferred taxes	-	(47)
Minority interest	(369)	(19)
Cost of land sold	2,517	46
Change in working capital accounts:
Accounts receivable	(1,065)	(1,808)
Contracts receivable	238	(63)
Prepaid expenses and other current assets	86	113
Accounts payable	(171)	381
Accrued liabilities	(1,014)	(1,477)
Deposits	38	13
Environmental remediation	(160)	(47)
Other long term liabilities	(72)	(70)
Other long term assets	400	633
Other	(6)	(5)
Net cash provided by operating activities	5,639	6,905

Cash provided by (used in) investing activities:
Redemption of short-term investments	15,075	-
Reforestation and roads	(382)	(539)
Proceeds from fixed asset sale	34	-
Capitalized development activities	(1,548)	(3,311)
Other capital expenditures	(356)	(602)
Net cash provided by (used in) investing activities	12,823	(4,452)

Cash used in financing activities:
Minority interest distribution	(800)	(155)
Unit repurchase	(3,643)	-
Repayment of long-term debt	(1,290)	(1,323)
Proceeds from option exercises	352	630
Other	10	-
Unitholder distributions	(3,712)	(2,654)
Net cash used in financing activities	(9,083)	(3,502)

Net increase (decrease) in cash and cash equivalents	9,379	(1,049)
Cash and cash equivalents at beginning of period	2,174	7,194

Cash and cash equivalents	$11,553	$6,145

See accompanying notes to condensed consolidated financial statements.

POPE RESOURCES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2008

1.
The condensed consolidated financial statements as of June 30, 2008 and December 31, 2007 and for the three-months (quarter) and six-month periods ended June 30, 2008 and June 30, 2007 have been prepared by Pope Resources, A Delaware Limited Partnership (the “Partnership”) pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The condensed consolidated financial statements are unaudited, but, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2007, is derived from the Partnership’s audited consolidated financial statements and notes thereto for the year ended December 31, 2007, and should be read in conjunction with such financial statements. The results of operations for the interim periods are not indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2008.

2.
The financial statements in the Partnership's 2007 annual report on Form 10-K include a summary of significant accounting policies of the Partnership and should be read in conjunction with this Quarterly Report on Form 10-Q.

3.
Basic net earnings per unit are based on the weighted average number of units outstanding during the period. Diluted net earnings per unit are based on the weighted average number of units and dilutive unit options outstanding during the period.

	Quarter Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Weighted average units outstanding (in thousands):
Basic	4,583	4,685	4,601	4,675
Dilutive effect of unit options	124	144	127	142
Diluted	4,707	4,829	4,728	4,817

Options to purchase 190,000 units at prices ranging from $9.30 to $37.73 per unit were outstanding as of June 30, 2008. For computing the dilutive effect of unit options for the quarter and six months ended June 30, 2008, options to purchase 927 and 602 units, respectively, at prices ranging from $35.00 to $37.73 were not included in the calculation as they were anti-dilutive.

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

Restricted Units
Units issued as a result of option exercises and restricted unit grants are funded through the issuance of new units. As of June 30, 2008, total compensation expense related to non-vested restricted unit awards not yet recognized was $737,000 with a weighted average 33 months remaining to vest.

Restricted units	Outstanding
Number outstanding	50,250
Aggregate intrinsic value	$1,625,588

Unit Options
Unit options have not been granted since December 2005. Units options granted prior to January 1, 2006 were non-qualified options granted at an exercise price not less than 100% of the fair value on the grant date. Unit options granted to employees vested over four or five years. Board members had the option of receiving their annual retainer in the form of unit options and those options vested immediately as they were granted monthly for services rendered during the month. Options granted have a life of ten years. As of June 30, 2008 all compensation cost related to unit options granted has been recognized as all options are fully vested.

Options Outstanding and Exercisable	Outstanding
Number outstanding and exercisable	189,973
Weighted average exercise price	$15.59
Aggregate intrinsic value	$3,187,714
Weighted average remaining contractual term	3.82

4.
Supplemental disclosure of cash flow information: interest paid, net of amounts capitalized, totaled $824,000 and $994,000 for the six months ended June 30, 2008 and 2007, respectively. No income tax was paid for the six months ended June 30, 2008 compared to $9,000 of income taxes paid for the six-month period ended June 30, 2007.

5.	The fair value of cash and cash equivalents and investments held at June 30, 2008 and December 31, 2007 are as follows:

	June 30, 2008
		Gross
	Amortized	Unrealized	Estimated
	Cost	Loss	Fair Value
Cash and cash equivalents	$11,553	$-	$11,553
Securities expected to be refinanced within one year:
Auction rate securities, current	1,050	-	1,050
Securities maturing after ten years:
Auction rate securities, non-current	14,650	(1,154)	13,496

There were no realized gains or losses for the quarters and six-month periods ended June 30, 2008.

At June 30, 2008, Pope Resources held AAA-rated Student Loan Auction Rate Securities (“SLARS”) with a par value of $15.7 million but an estimated fair value, based on the methodology described below, of $14.5 million. SLARS are collateralized long-term debt instruments that historically provided liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 35 days. Beginning in February 2008, auctions failed for approximately $17 million in par value of SLARS we held because sell orders exceeded buy orders. When these auctions failed to clear, higher interest rates for those securities went into effect. However, the principal amount of these securities associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures.

The underlying assets of the SLARS we hold, including the securities for which auctions have failed, are student loans which are guaranteed by the U.S. Department of Education for 97% of the loan and interest due. With the exception of $1,050,000 of SLARS that were redeemed at par in July 2008, we are reporting these investments as non-current assets. We have performed an estimate of fair value for these securities and determined that the estimated fair value is $1.2 million below par and as a result we have recorded an asset impairment. The asset impairment was estimated using a discounted cash flow model incorporating assumptions that management believes market participants would use in their estimates of fair value, including comparison of the yield on the SLARS we own to corporate instruments with similar maturities and variable interest rates. If the current market conditions deteriorate further or a recovery in market values does not occur, we may be required to record additional unrealized or realized losses in future quarters. Management believes that the working capital and borrowing capacity available to the Partnership excluding the funds invested in SLARS will be sufficient to meet cash requirements for at least the next 12 months.

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

Those SLARS where we have not received notice from the issuer of plans to refinance the security are accounted for as long term investments. Under current credit market conditions there is no active market for SLARS, thus eliminating any available Level 1 inputs for use in determining a market value. Additionally there are no markets for similar equity instruments, as such, Level 2 data is also unavailable.  SLARS are unique and there are no actively traded markets that one can observe to determine a value for the SLARS. Accordingly, the SLARS were changed from Level 1 to Level 3 within SFAS 157’s valuation levels since the Partnership’s adoption of SFAS No. 157 on January 1, 2008. The following table provides the fair value measurements of applicable Partnership financial assets according to the levels defined in SFAS No. 157 as of June 30, 2008 and December 31, 2007:

	June 30, 2008
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$11,553	$-	$-	$11,553
Auction rate securities, current	1,050	-	-	1,050
Auction rate securities, non-current	-	-	13,496	13,496
Total financial assets at fair value	$12,603	$-	$13,496	$26,099

	December 31, 2007
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2,174	$-	$-	$2,174
Auction rate securities, current	30,775	-	-	30,775
Total financial assets at fair value	$32,949	$-	$-	$32,949

We identified market interest rates for similar securities and performed a discounted cash flow calculation using these alternative interest rates. This method represents a Level 3 input, and represents the best evidence we have to indicate value under current market conditions. The table below summarizes the change in the consolidated balance sheet carrying value associated with Level 3 financial assets for the six months ended June 30, 2008:

Non-current Investments
Balance at December 31, 2007	$-
Net sales, settlements and transfers into Level 3	14,650
Total unrealized losses included in other comprehensive loss	(1,154)
Balance at June 30, 2008	$13,496

Management believes the impairment to the SLARS portfolio is temporary and plans to hold these securities until they can be sold or otherwise redeemed for their par value or materially close to par value. The Partnership has had $1.2 million of its SLARS portfolio redeemed at par since the auction failures began and as of June 30, 2008 reported $1,050,000 of these securities as current assets that were subsequently redeemed at par in July 2008. The impairment noted above has been recorded as other comprehensive loss. As a result, comprehensive income for the three month period ended June 30, 2008 is $1.7 million and comprehensive income for the six month period ended June 30, 2008 is $1.5 million and includes the unrealized loss of $1.2 million on SLARS.

7.	The Partnership’s general partners hold 60,000 units. The allocation of distributions and income between the general and limited partners is pro rata among all units outstanding.

8.	Non-cash investing activities include $596,000 held in trust by a IRC Section 1031 exchange facilitator as of December 31, 2007 used to acquire timberlands as of March 31, 2008.

9.
In the presentation of the Partnership’s revenue and operating income by segment all intersegment revenue and expense is eliminated to determine externally reported operating income by business segment.  The table that follows reconciles internally reported income from operations to externally reported income from operations by business segment, for the quarters and six-month periods ended June 30, 2008 and 2007:

	Fee Timber
				Timberland
	Pope			Management
Three Months Ended	Resources		Total	&	Real
June 30, (Thousands)	Timber	Timberfund	Fee Timber	Consulting	Estate	Other	Consolidated
2008
Revenue internal	$7,414	$2,747	$10,161	$468	$920	$-	$11,549
Eliminations	(73)	-	(73)	(214)	(10)	-	(297)
Revenue external	7,341	2,747	10,088	254	910	-	11,252

Cost of timber and land sold	(3,568)	(2,563)	(6,131)	-	(158)	-	(6,289)

Operating expenses internal	(853)	(369)	(1,222)	(454)	(953)	(1,016)	(3,645)
Eliminations	13	200	213	89	(5)	-	297
Operating expenses external	(840)	(169)	(1,009)	(365)	(958)	(1,016)	(3,348)

Income (loss) from operations internal	2,993	(185)	2,808	14	(191)	(1,016)	1,615
Eliminations	(60)	200	140	(125)	(15)	-	-
Income (loss) from operations external	$2,933	$15	$2,948	$(111)	$(206)	$(1,016)	$1,615

2007
Revenue internal	$13,123	$1,530	$14,653	$607	$366	$-	$15,626
Eliminations	(39)	-	(39)	(251)	(10)	-	(300)
Revenue external	13,084	1,530	14,614	356	356	-	15,326

Cost of timber and land sold	(5,246)	(1,028)	(6,274)	-	(20)	-	(6,294)

Operating expenses internal	(996)	(321)	(1,317)	(564)	(793)	(1,706)	(4,380)
Eliminations	12	254	266	39	(5)	-	300
Operating expenses external	(984)	(67)	(1,051)	(525)	(798)	(1,706)	(4,080)

Income (loss) from operations internal	6,881	181	7,062	43	(447)	(1,706)	4,952
Eliminations	(27)	254	227	(212)	(15)	-	-
Income (loss) from operations external	$6,854	$435	7,289	(169)	(462)	(1,706)	4,952

		Fee Timber
				Timberland
	Pope			Management
Six Months Ended	Resources		Total	&	Real
June 30, (Thousands)	Timber	Timberfund	Fee Timber	Consulting	Estate	Other	Consolidated
2008
Revenue internal	$12,902	$2,855	$15,757	$901	$1,486	$-	$18,144
Eliminations	(109)	-	(109)	(423)	(20)	-	(552)
Revenue external	12,793	2,855	15,648	478	1,466	-	17,592

Cost of timber and land sold	(5,836)	(2,659)	(8,495)	-	(473)	-	(8,968)

Operating expenses internal	(1,692)	(661)	(2,353)	(913)	(1,696)	(1,894)	(6,856)
Eliminations	20	409	429	126	(3)	-	552
Operating expenses external	(1,672)	(252)	(1,924)	(787)	(1,699)	(1,894)	(6,304)

Income (loss) from operations internal	5,374	(465)	4,909	(12)	(683)	(1,894)	2,320
Eliminations	(89)	409	320	(297)	(23)	-	-
Income (loss) from operations external	$5,285	$(56)	5,229	(309)	(706)	(1,894)	2,320

2007
Revenue internal	$19,341	$1,547	$20,888	$1,151	$619	$-	$22,658
Eliminations	(82)	-	(82)	(443)	(20)	-	(545)
Revenue external	19,259	1,547	20,806	708	599	-	22,113

Cost of timber and land sold	(8,036)	(1,042)	(9,078)	-	(53)	-	(9,131)

Operating expenses internal	(1,973)	(528)	(2,501)	(1,090)	(1,565)	(2,731)	(7,887)
Eliminations	22	445	467	82	(4)	-	545
Operating expenses external	(1,951)	(83)	(2,034)	(1,008)	(1,569)	(2,731)	(7,342)

Income (loss) from operations internal	9,332	(23)	9,309	61	(999)	(2,731)	5,640
Eliminations	(60)	445	385	(361)	(24)	-	-
Income (loss) from operations external	$9,272	$422	9,694	(300)	(1,023)	(2,731)	5,640

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains a number of projections and statements about our expected financial condition, operating results, and business plans and objectives. These statements reflect our management's estimates and present intentions based on our current goals, in light of currently known circumstances and management's expectations about future developments. Statements about expectations, plans and future performance are “forward looking statements” within the meaning of applicable securities laws. Because these statements describe our goals, objectives and anticipated performance, they are inherently uncertain, and some or all of these statements may not come to pass. Accordingly, you should not interpret these statements as promises that we will perform at a given level or that we will take any or all of the actions we currently expect to take. Our future actions, as well as our actual performance, will vary from our current expectations, and under various circumstances these variations may be material and adverse. Some of the factors that may cause our actual operating results and financial condition to fall short of our expectations are set forth in the part of this report entitled “Item 1A: Risk Factors ” below and other factors discussed elsewhere in this report or in our annual report on Form 10-K for the fiscal year ended December 31, 2007. Some of the issues that may have an adverse and material impact on our business, operating results and financial condition include economic conditions that affect consumer demand for our products and the prices we receive for them; the effect of financial market conditions on our investment portfolio and related liquidity; environmental and land use regulations that limit our ability to harvest timber and develop property; and other risks and uncertainties which are discussed in our other filings with the Securities and Exchange Commission. The forward-looking statements in this report reflect our estimates as of the date of the report, and we cannot undertake to update these statements as our business operations and environment change.

This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included with this report.

EXECUTIVE OVERVIEW

Pope Resources, A Delaware Limited Partnership (“we” or the "Partnership"), was organized in late 1985 as a result of a spin-off by Pope & Talbot, Inc. (“P&T”). We are engaged in three primary businesses. The first, and by far most significant segment in terms of owned assets, revenues, income and operations, is the Fee Timber segment. This segment includes timberlands owned directly by the Partnership and operations of ORM Timber Fund I, LP (“Fund I”) and ultimately ORM Timber Fund II, Inc. (“Fund II”) and collectively with Fund I, the (“Funds”). Operations in this segment consist of growing timber to be harvested as logs for sale to domestic manufacturers and to a lesser extent export brokers. The second most significant business in terms of total assets owned is the development and sale of real estate. Real Estate activities primarily take the form of securing permits, entitlements, and, in some cases, installing infrastructure for raw land development and then realizing that land’s value through the sale of larger parcels to buyers who will take the land further up the value chain, either to home buyers or to operators and lessors of commercial property. Since these land projects span multiple years, the Real Estate segment may incur losses for multiple years while a project is developed until that project is sold resulting in operating income. Our third business is providing timberland management and related services to third-party timberland owners and to the Funds, and raising investment capital from third parties for private equity timber funds like the Funds.

Management’s major opportunity and challenge is to grow our revenue base profitably. Our current strategy for adding timberland acreage is centered on our timber fund business model. For example, Fund I acquired 24,000 acres of timberland in late 2006, and our 20% investment in Fund I affords us a share of Fund I’s operations while allowing us to earn asset management and timberland management fees. Management also believes that this strategy allows us to maintain more sophisticated expertise in timberland acquisition, valuation, and management than could be cost effectively maintained for the Partnership’s timberlands alone. Our real estate challenges center around how and when to “harvest” a parcel of land and capture the optimum value increment by selling the property.

In the fourth quarter of 2007 we adopted a unit repurchase program in which we proposed to acquire outstanding units having an aggregate value of up to $5 million. In April 2008, we completed this program, repurchasing a total of 128,957 units at a weighted average purchase price of $38.90 per unit.

RESULTS OF OPERATIONS

The following table reconciles and compares key revenue and cost elements that impact our net income for each of the quarter and six-month periods ended June 30, 2008 to June 30, 2007. In addition to the table’s detailed numeric analysis, the explanatory text that follows the table describes many of these changes by business segment.

	Quarter ended	Six months ended
	June 30, 2008 and 2007	June 30, 2008 and 2007

	Total	Total

Net income:
2008 period	$1,683	$2,624
2007 period	4,815	5,669
Variance	$(3,132)	$(3,045)

Detail of earnings variance:
Fee Timber:
Log price realizations (A)	$(1,787)	$(2,264)
Log volumes (B)	(5,091)	(5,297)
Depletion	955	1,011
Production costs	1,392	1,777
Other Fee Timber	190	308
Timberland Management & Consulting (TM&C):
Management fee changes	(11)	(6)
Other TM&C	69	(3)
Real Estate:
Land sales	373	389
Depletion	-	(126)
Other	(117)	54
General & administrative costs	690	837
Interest expense	78	163
Other (taxes, minority int., interest inc.)	127	112
Total change in net income	$(3,132)	$(3,045)

(A) Price variance calculated by applying the change in price to current period volume.
(B) Volume variance calculated by applying the change in sales volume to the average log sales price for the prior period.

Fee Timber

Fee Timber revenue is earned primarily from the harvest and sale of logs from the Partnership’s 114,000 acres of fee timberland located in western Washington and, to a lesser extent, from leasing cellular communication towers and selling gravel and other resources from our timberlands. Revenue from the sale of timberland tracts will also appear periodically in results for this segment. Fee Timber revenue is driven primarily by the volume of timber harvested, which we ordinarily express in terms of millions of board feet, or “MMBF”, and by the average prices realized on log sales, which we express in dollars per thousand board feet, or “MBF”.

When discussing our Fee Timber operations, we compare current results to both the previous quarter and the corresponding quarter of the prior year. Both of these comparisons are made to help the reader gain an understanding of trends in market price and harvest volumes that affect Fee Timber results of operations. Revenue and operating income for the Fee Timber segment for the quarters ended June 30, 2008, March 31, 2008 and June 30, 2007 are as follows:

($ Million) Quarter ended	Log Sale Revenue	Mineral, Cell Tower & Other Revenue	Total Fee Timber Revenue	Operating Income/(loss)	Harvest Volume (MMBF)
Pope Resources Timber	$7.0	$0.4	$7.4	$2.9	13.8
Timber Fund	0.3	2.4	2.7	0.0	0.7
Total Fee Timber June 30, 2008	$7.3	$2.8	$10.1	$2.9	14.5

Pope Resources Timber	$5.0	$0.5	$5.5	$2.4	9.3
Timber Fund	0.1	-	0.1	(0.1)	0.2
Total Fee Timber March 31, 2008	$5.1	$0.5	$5.6	$2.3	9.5

Pope Resources Timber	$12.6	$0.5	$13.1	$6.9	20.1
Timber Fund	1.5	-	1.5	0.4	2.5
Total Fee Timber June 30, 2007	$14.1	$0.5	$14.6	$7.3	22.6

The $4.5 million increase in Fee Timber revenue for the current quarter relative to the first quarter of 2008 is due to increases in both log sale revenue and other revenue. The increase in log sale revenue of $2.1 million is attributable to a 5 MMBF increase in harvest volume netted against a $37/MBF, or 7%, decline in average log price realized. The $2.3 million increase in other revenue from second quarter 2007 to second quarter 2008 is entirely attributable to the sale of an 8,035-acre conservation easement by Fund I to the Cascade Land Conservancy. The conservation easement covers approximately half of the Green River tree farm, and precludes any building or further subdivision on that portion of the property. There are no restrictions on timberland management or timber harvesting.

Fee Timber operating income increased $667,000 in the second quarter over the first quarter of 2008 due to the revenue increases netted against basis and other costs of $2.3 million related to the conservation easement sale.

Fee Timber revenue and operating income for the current quarter are $4.5 million and $4.4 million, respectively, lower than the comparable period in the prior year. This decrease is due to both an 8 MMBF decline in harvest volume and a $125/MBF, or 20%, decline in average log price realized. The decline in log revenue from the same period in 2007 is offset in part by the aforementioned sale of the conservation easement in the second quarter of 2008. The conservation easement sale had a relatively small impact on the current quarter operating income.

Fund I’s operating income in the second quarter of 2008 was $27,000 compared to losses of $71,000 in the first quarter of 2008 and $434,000 in the second quarter of 2007. Fund I’s operating income in the current quarter includes $110,000 realized from the sale of the aforementioned conservation easement.

Revenue and operating income for the Fee Timber segment for the six-month periods ended June 30, 2008 and 2007 were as follows:

($ Million) Six Months ended	Log Sale Revenue	Mineral, Cell Tower & Other Revenue	Total Fee Timber Revenue	Operating Income/(loss)	Harvest Volume (MMBF)
Pope Resources Timber	$11.9	$0.9	$12.8	$5.3	23.1
Timber Fund	0.4	2.4	2.8	(0.1)	0.9
Total Fee Timber June 30, 2008	$12.3	$3.3	$15.6	$5.2	24.0

Pope Resources Timber	$18.4	$0.9	$19.3	$9.3	30.0
Timber Fund	1.5	-	1.5	0.4	2.6
Total Fee Timber June 30, 2007	$19.9	$0.9	$20.8	$9.7	32.6

The decrease in Fee Timber revenue and operating income for the current six-month period relative to the comparable period in 2007 is primarily attributable to an 9 MMBF decrease in harvest volume and a $95/MBF, or 16%, decline in average log price realized. The decrease in 2008 harvest volume over 2007 is driven by the planned 36%reduction in harvest volume from our sustainable harvest level of 57 MMBF in response to weak log market conditions. Revenue generated by Fund I for the six months ended June 30, 2008 was $2.8 million compared to $1.5 million for the comparable prior year due to revenue generated by the conservation easement sale partially offset by a decline in harvest volume. Operating income generated by Fund I declined in 2008 from 2007 as harvest volumes are down from the previous year and the conservation easement had a relatively small contribution to operating income.

Fund I is consolidated into our financial statements and, as a result, Fund I’s harvest and operating results are included in the Fee Timber discussion herein. The 80% of Fund I owned by third parties is reflected in our Statement of Earnings under the caption “Minority interest-ORM Timber Fund I, LP”.

Log Volume

The Partnership harvested the following log volumes by species from its timberlands, including Fund I, for the quarters ended June 30, 2008, March 31, 2008 and June 30, 2007 and the six-month periods ended June 30, 2008 and 2007:

Log sale volumes (MBF):		Quarter Ended
Sawlogs		June-08	% Total	March-08	% Total	June-07	% Total
	Douglas-fir	8,928	62%	7,202	76%	15,991	71%
	Whitewood	1,230	8%	512	5%	2,922	13%
	Cedar	392	3%	68	1%	575	2%
	Hardwood	451	3%	201	2%	878	4%
Pulp
	All Species	3,461	24%	1,526	16%	2,241	10%
Total		14,462	100%	9,509	100%	22,607	100%

Log volumes (MBF):		Six Months Ended
Sawlogs		June-08	% Total	June-07	% Total
	Douglas-fir	16,129	67%	23,106	71%
	Whitewood	1,742	7%	3,713	11%
	Cedar	460	2%	635	2%
	Hardwood	652	3%	1,007	3%
Pulp
	All Species	4,987	21%	4,185	13%
Total		23,970	100%	32,646	100%

For the quarter ended June 30, 2008 we harvested 39% of our planned annual harvest as compared to 26% for the quarter ended March 31, 2008 and 42% for comparable quarter in the prior year. For the six months ended June 30, 2008, we have harvested 65% of our planned annual harvest volume of 37 MMBF, compared to the first half of 2007, when we harvested 59% of the total harvest volume of 55 MMBF. Of this year-to-date total, 0.9 MMBF relates to Fund I. We expect that nearly all the remaining harvest planned for 2008 will take place in the third quarter of 2008. As previously reported, our 2008 timber harvest volume has been reduced from our long-term sustainable level of 55 MMBF. This is in response to previously anticipated soft prices for logs, as forecasted early in 2008, which have materialized largely as expected. Management has the discretion to modulate harvest between quarters and years in response to changes in the market.  The increase in harvest of stands with a higher mix of lower-valued pulpwood as part of an effort to allow the higher valued products to grow is an example of this.

Log Prices

While harvest volume is largely within management’s control, one additional factor that impacts our Fee Timber income is the price we realize upon selling our logs into the market. We maximize Fee Timber revenue by timing harvest volumes to mitigate market lows and we target particular species or sorts to take advantage of strong niche markets. It is common to change the timing of harvest within a year to take advantage of seasonal changes in supply and price that might result from fire danger shutdowns, inclement weather and road closures. Additionally, harvests are adjusted in response to extremely poor markets when deferred volume can be made up in the subsequent year, incrementally over a number of years, or left to grow and appreciate in value. In 2008, faced with the lowest log prices experienced in a number of years, management decided to reduce harvest by 36% from our current sustainable harvest level of 57 MMBF. Additionally, we targeted niche markets that would bring prices for an increment of the harvest that would meet or exceed prices normally paid in a good overall log market. These included Douglas fir poles, alder veneer logs, and hemlock logs exported to Korea.

We realized the following log prices from our fee timberlands for the quarters ended June 30, 2008, March 31, 2008 and June 30, 2007 and the six-month periods ended June 30, 2008 and 2007:

	Quarter Ended
	30-Jun-08	31-Mar-08	30-Jun-07
Average price realizations (per MBF):
Sawlogs
Douglas-fir	$525	$572	$638
Whitewood	416	471	477
Cedar	1,222	1,257	1,333
Hardwood	671	639	945
Pulp
All Species	366	357	398

Overall	501	538	626

	Six Months Ended
	30-Jun-08	30-Jun-07
Average price realizations (per MBF):
Sawlogs
Douglas-fir	$546	$630
Whitewood	432	480
Cedar	1,227	1,320
Hardwood	661	910
Pulp
All Species	363	430

Overall	516	611

Douglas-fir: Douglas-fir is noted for its structural characteristics that make it generally preferable to other softwoods and hardwoods for the production of construction grade lumber and plywood. Demand and price for Douglas-fir sawlogs is very dependent upon the level of new housing construction. The price realized on Douglas-fir sawlogs in the current quarter declined $113/MBF, or 18%, from the same period in 2007 and declined $47/MBF, or 8%, from the first quarter of 2008. The decrease in price realized from the first quarter of 2007 to the current quarter is attributable to the continuation of weak domestic housing starts and a weak repair and remodel market. For the six-month period ended June 30, 2008 the price realized is off $84/MBF, or 13%, from the same six-month period in 2007, also a result of the aforementioned weak domestic housing starts and weak repair and remodel market.

Whitewood: “Whitewood” is a term used to describe several softwood species, but for us primarily refers to western hemlock. Though generally considered to be of a lower quality than Douglas-fir, these logs are also used for manufacturing construction grade lumber and plywood. The average price realized on whitewood sawlogs in the current quarter decreased $55/MBF, or 12%, versus the first quarter of 2008 and declined $61/MBF, or 13%, versus the comparable period in 2007. The decline in whitewood pricing has not been quite as dramatic as Douglas-fir due to the development of an export market for whitewood that has emerged even as the U.S. housing market has declined. However, in the second quarter of 2008 large volumes of storm-damaged whitewood entered the market as operations got underway to salvage logs that were blown down in a major windstorm that hit coastal Washington in late 2007. This influx of salvage material depressed both the export and domestic markets for whitewood starting in the middle of the second quarter of 2008. These same factors served to bring down the average price realized for the year-to-date period ended June 30, 2008 by $48/MBF, or 10%, from the same year-to-date period in 2007.

Cedar: Cedar is generally used for outdoor applications such as fencing, siding, and decking. Demand for these products is not as tightly linked to housing starts as is the case for our other softwood sawlogs. Cedar is also a minor component in most upland timber stands, and is generally in short supply when poor markets result in a regional or industry-wide reduction in timber harvest volumes. Cedar prices have declined recently as the home repair and remodeling markets have declined in response to poor overall economic conditions and weak credit markets which impact homeowners’ access to capital for completion of home remodeling and repair projects. Cedar prices in the second quarter of 2008 declined $35/MBF, or 3%, from the first quarter of the year and declined $111/MBF, or 8%, from the same period in 2007. The weak economic conditions also drove down average year-to-date price realized on cedar through June 30, 2008 by $93/MBF, or 7%, from the same six month period ended June 30, 2007.

Hardwood: “Hardwood” can refer to many different species, but on our tree farms primarily consists of red alder. The local mills that process red alder sawlogs are using the resource to manufacture lumber for use in furniture and cabinet construction. Over the last few years, the price realized from the sale of red alder sawlogs has increased in connection with relatively limited supply, coupled with increased demand as a result of new mills focused on hardwood lumber production in the Pacific Northwest. However, the demand for alder lumber has been blunted as users have substituted other species in the face of high alder prices. Most of the effect from this substitution was realized in lower prices in the first quarter of 2008 and explains why the year-to-date average price realized for hardwood is off $249/MBF, or 27%, from the six-month period ended June 30, 2007. As such, the hardwood sawlog price for second quarter 2008 is off $274/MBF, or 29%, from the same period in 2007. While hardwood sawlog prices remained basically flat from the first quarter of 2008 to the second quarter of 2008, we realized a $32/MBF increase in the price realized for hardwood logs driven by a specialty market for peelable alder logs harvested during the current period.

Pulp: Pulp is a lower quality log of any species that is not suitable for lumber production and is thus manufactured into wood chips. These chips are used to make a full range of pulp and paper products from unbleached linerboard used in paper bags and cardboard boxes to fine paper and specialty products. Pulp prices have been elevated since the beginning of the downturn in the housing market, and the resultant reduction in operating rates of sawmills, the largest supplier of pulp wood chips. Pulp prices were steady from first quarter of 2008 to the current quarter, increasing a modest $9/MBF, or 2%. Pulp log prices were off 8% in the second quarter of 2008 from the price realized in the second quarter of 2007. This decrease is due to a shift by the pulp mills to more portable chipping operations to increase supply and broaden their reach geographically.

Customers

The table below categorizes timber sold by customer type for the quarters ended June 30, 2008, March 31, 2008 and June 30, 2007 and for the six-month periods ended June 30, 2008 and 2007:

	Q2 2008		Q1 2008		Q2 2007
Destination	Volume	Price	Volume	Price	Volume	Price
Domestic mills	8,869	$559	5,836	$554	18,230	$656
Export brokers	2,129	550	2,147	628	2,136	612
Pulp	3,464	366	1,526	357	2,241	398
Total	14,462	$501	9,509	$538	22,607	$626

	Six Months Ended
	30-Jun-08		30-Jun-07
Destination	Volume	Price	Volume	Price
Domestic mills	14,704	549	25,630	$640
Export brokers	4,276	581	2,831	626
Pulp	4,990	363	4,185	430
Total	23,970	$516	32,646	$611

Volume sold to domestic lumber mills represents 61% in the first and second quarters of 2008 versus 81% for the comparable quarter of 2007. Export brokers make up 15% of second quarter 2008 sales volume versus 23% of the first quarter volume and 9% of the sales volume for the same period in 2007. For the year-to-date period ended June 30, 2008, volumes sold to domestic mills declined to 61% from 79% for same period in 2007 while volumes sold to export brokers increased to 18% from 9%. The increased export volume in 2008 represents spot markets for hemlock and for higher grade domestic Douglas-fir sawlogs, both of which are not typically exported. Despite the decrease in average sales price from 2007 to 2008, the 2008 realizations nevertheless represent stronger pricing for those particular logs than would be realized in their typical domestic markets. Pulp markets represented 24% in the second quarter of 2008 sales versus 16% in the first quarter of 2008 and 10% for the same period in 2007. Pulp markets for the year-to-date period ended June 30, 2008 increased to 21% from 13% from the same period in 2007. Despite a drop in price from 2007 to 2008, the average price for pulp in 2008 still represents a significant improvement over long term pulp prices. This encouraged the harvest of stands high in pulp log content, and diversion of chip-and-saw logs into the pulp market as their prices were equalized. By focusing our current harvest on stands with a higher content of low quality pulp logs we will allow higher quality timber stands to continue to grow until an expected recovery in domestic log markets.

Cost of Sales

Cost of sales for the Fee Timber segment consists of harvest and haul costs and depletion expense. Harvest and haul costs represent the direct cost incurred to convert trees into logs and deliver those logs to their point of sale. Depletion expense represents the cost of acquiring or growing the harvested timber. The applicable depletion rate is derived by dividing the aggregate cost of timber and capitalized road expenditures by the estimated volume of merchantable timber available for harvest at the beginning of that year. The depletion rate is then applied to the volume harvested in a given period to calculate depletion expense for that period. We used two separate depletion rates in 2008 and 2007, with our primary pool used for volume harvested from the Hood Canal and Columbia tree farms and the second pool for volume harvested from tree farms owned by Fund I.

Fee Timber cost of sales for the quarters ended June 30, 2008, March 31, 2008 and June 30, 2007, and the six-month periods ended June 30, 2008 and 2007 respectively, are as follows, with the first table expressing these costs in total dollars and the second table expressing the costs on a per unit of production basis:

Quarter Ended:	Harvest, Haul and Other	Cost of Conservation Easement Sale	Depletion	Total Cost of Sales
June 30, 2008	$2.8 million	$2.2 million	$1.1 million	$6.1 million
March 31, 2008	1.6 million	-	0.7 million	2.3 million
June 30, 2007	4.3 million	-	2.0 million	6.3 million

Quarter Ended:	Harvest and Haul per MBF	Depletion per MBF	Total Cost of Sales per MBF (excluding Cost of Conservation Easement Sale)
June 30, 2008	$197	$75	$272
March 31, 2008	180	69	249
June 30, 2007	188	90	278

Six Months Ended:	Harvest, Haul and Other	Cost of Conservation Easement Sale	Depletion	Total Cost of Sales
June 30, 2008	$4.6 million	$2.2 million	$1.7 million	$8.5 million
June 30, 2007	6.4 million	-	2.7 million	9.1 million

Six Months Ended:	Harvest and Haul per MBF	Depletion per MBF	Total Cost of Sales per MBF (excluding Cost of Conservation Easement Sale)
June 30, 2008	$190	$73	$263
June 30, 2007	194	84	278

Cost of sales increased in the second quarter of 2008 relative to the first quarter of 2008 due to an increase in harvest volume and the cost of the conservation easement sale on Fund I’s timberland. Harvest volume increased to 14.5 MMBF in the second quarter of 2008 from 9.5 MMBF in the first quarter of 2008. The $143,000 decrease in cost of sales from the comparable quarter in the prior year is due to a decline in harvest volume of 8.1 MMBF from second quarter of 2007 that was offset by an increase in logging and hauling costs and the cost of the aforementioned conservation easement sale.

Harvest and haul costs per MBF increased in the second quarter of 2008 relative to the first quarter of 2008 and the second quarter of 2007. Harvest costs vary based upon the physical site characteristics of the specific acres harvested during the period. For example, difficult-to-access sites or those located on steep hillsides are more expensive to harvest. Furthermore, haul costs vary based upon the distance between the harvest area and the mill customer’s location. Average logging and hauling costs per MBF in the current quarter have increased $17 and $9 per MBF from the first quarter of 2008 and the second quarter of 2007, respectively. About half the increase in harvest and haul costs per MBF is attributable to increased diesel costs and approximately half the increase is due to harvest in units requiring higher cost logging methods.

Depletion expense for the quarters ended June 30, 2008, March 31, 2008 and June 30, 2007 and the six-month periods ended June 30, 2008 and 2007 was calculated as follows:

	Quarter Ended June 30, 2008
	Pooled	Timber Fund	Combined
Volume harvested (MBF)	13,753	709	14,462
Rate/MBF	$65	$274	$75
Depletion expense ($000's)	$889	$194	$1,083

	Quarter Ended March 31, 2008
	Pooled	Timber Fund	Combined
Volume harvested (MBF)	9,304	205	9,509
Rate/MBF	$64	$268	$69
Depletion expense ($000's)	$600	$55	$655

	Quarter Ended June 30, 2007
	Pooled	Timber Fund	Combined
Volume harvested (MBF)	20,072	2,535	22,607
Rate/MBF	$70	$247	$90
Depletion expense ($000's)	$1,411	$627	$2,038

	Six Months Ended June 30, 2008
	Pooled	Timber Fund	Combined
Volume harvested (MBF)	23,056	914	23,970
Rate/MBF	$65	$272	$73
Depletion expense ($000's)	$1,489	$249	$1,738

	Six Months Ended June 30, 2007
	Pooled	Timber Fund	Combined
Volume harvested (MBF)	30,081	2,565	32,646
Rate/MBF	$70	$247	$84
Depletion expense ($000's)	$2,115	$634	$2,749

The column labeled “Pooled” consists primarily of historical timber cost that has been owned by the Partnership for many decades together with the Columbia property that was acquired in 2001. The column labeled “Timber Fund” consists of timber acquired by Fund I in the fourth quarter of 2006, as such the book value is higher than properties acquired in past with lower book value relative to lands in the “Pooled” category and this therefore translates into a higher depletion rate.

Operating Expenses

Fee Timber operating expenses for the quarters ended June 30, 2008, March 31, 2008 and June 30, 2007 were $1.0 million, $915,000 and $1.1 million, respectively. Operating expenses for the six-month periods ended June 30, 2008 and June 30, 2007 were $1.9 and $2.0 million, respectively. Operating expenses include management, silviculture and the cost of both maintaining existing roads and building temporary roads required for harvest activities. The primary factor in the fluctuation of operating expenses is the timing of silviculture and road costs.

Timberland Management & Consulting

The Timberland Management & Consulting segment generates revenue by providing timberland management and forestry consulting services to timberland owners and managers. An additional aspect of that segment’s activities is the development of timberland property investment portfolios on behalf of third-party clients and Fund I.

The Timberland Management & Consulting segment is currently managing more than 267,000 acres of timberland for Cascade Timberlands LLC and an additional 24,000 acres for Fund I. The Cascade project includes management, consulting, and disposition services.

Revenue and operating loss for the Timberland Management & Consulting segment for the quarters ended June 30, 2008, March 31, 2008 and June 30, 2007 and the six-month periods ended June 30, 2008 and 2007 were as follows:

Quarter Ended:	Revenue	Operating Loss
June 30, 2008	$0.3 million	$0.1 million
March 31, 2008	0.2 million	0.2 million
June 30, 2007	0.4 million	0.2 million

Six Months Ended:	Revenue	Operating Loss
June 30, 2008	$0.5 million	$0.3 million
June 30, 2007	0.7 million	0.3 million

Revenue and operating loss for the second quarter of 2008 were $102,000 and $58,000 lower, respectively, than the comparable period in 2007. The decrease in revenue is due to the loss of consulting revenue from our McCloud office which was closed at the end of 2007 as well as the decreased management fees from Cascade Timberlands. The decrease in the operating loss is due to closure of the unprofitable McCloud operation offset by increased expenses related to the formation of Fund II.

Revenue and operating losses for the six-month period ending June 30, 2008 were $230,000 and $9,000 lower, respectively, than the same six-month period in 2007. This is also a result of the closure of McCloud resulting in decreased revenue and operating costs and a decrease in Cascade management fees resulting from the sale of acres by Cascade which decreases management fees. Decreased operating expenses related to the McCloud office were offset by increased costs associated with the formation of Fund II.

Fund I was formed by Olympic Resource Management LLC (ORMLLC) for the purpose of attracting investor capital to purchase timberlands. Fund I had a $61.8 million capital commitment and we placed $58.5 million of this commitment in late 2006. Pope Resources’ co-investment totaled $11.7 million, or 20% of Fund I. Because ORMLLC, a wholly owned subsidiary of the Partnership, is the general partner of Fund I, the Partnership indirectly controls Fund I and that entity Fund I is thus treated as a consolidated subsidiary whose results are reported under the Fee Timber segment. Operating results attributed to the 80% third-party interest in Fund I are reported under “Minority interest-ORM Timber Fund I, LP”, below operating income.

In July 2008, we completed the first of two expected closings for Fund II with total capital commitments of $46.3 million. Our co-investment in this first close is $9.3 million. The second and final close is expected to take place in the fourth quarter of 2008 to bring the total committed capital balance to between $100 million and $120 million, including our co-investment of 20% of the committed capital balance. We are not required to contribute our co-investment capital until suitable timber properties are identified and acquired. Fund II is a corporation organized as a domestically controlled timber real estate investment trust (“REIT”). When Fund II has acquired properties, we would expect the accounting treatment for its assets, liabilities, results of operations and cash flows to mirror that of Fund I.

Operating Expenses

Timberland Management & Consulting operating expenses for the quarters ended June 30, 2008 and 2007 were $365,000 and $525,000, respectively. The decrease in operating expense is attributable to the closure of the McCloud office with attendant reduction in operating costs offset in part by an increase in costs related to the formation of Fund II. Operating expenses for the six-month periods ended June 30, 2008 and June 30, 2007 were $787,000 and $1.0 million respectively, for the same aforementioned reasons.

Real Estate

The Partnership’s Real Estate segment consists primarily of revenue from the sale of land together with residential and commercial property rents. The Partnership’s real estate holdings are located primarily in Pierce, Kitsap, and Jefferson Counties in Washington State.

Revenue and operating loss for the Real Estate segment for the quarters and six-month periods ended June 30, 2008 and 2007 were as follows:

Quarter Ended:	Revenue	Operating Loss
June 30, 2008	$0.9 million	$0.2 million
June 30, 2007	0.4 million	0.5 million

Six Months Ended:	Revenue	Operating Loss
June 30, 2008	$1.5 million	$0.7 million
June 30, 2007	0.6 million	1.0 million

Real Estate revenue for the quarters and six-month periods ended June 30, 2008 and 2007 is comprised of the following:

For the three months ended:
Description	Revenue	Gross Margin	Acres Sold	Revenue/Acre	Gross Margin/ Acre
Rural Residential	$559,000	$403,000	75	$7,453	$5,373
Rentals	296,000	296,000	NA	NA	NA
Other	55,000	55,000	NA	NA	NA
June 30, 2008 Total	$910,000	$754,000	75	$7,453	$5,373

Rural Residential	$106,000	$86,000	12	$8,833	$7,167
Rentals	250,000	250,000	NA	NA	NA
June 30, 2007 Total	$356,000	$336,000	12	$8,833	$7,167

For the six months ended:
Description	Revenue	Gross Margin	Acres Sold	Revenue/Acre	Gross Margin/ Acre
Rural Residential	$886,000	$413,000	104	$8,519	$3,971
Rentals	521,000	521,000	NA	NA	NA
Other	59,000	59,000	NA	NA	NA
June 30, 2008 Total	$1,466,000	$993,000	104	$8,519	$3,971

Rural Residential	$106,000	$86,000	12	$8,833	$7,167
Rentals	461,000	461,000	NA	NA	NA
Other	32,000	(1,000)	NA	NA	NA
June 30, 2007 Total	$599,000	$546,000	12	$8,833	$7,167

Real Estate revenue is generated through the sale of land and rural residential lots, and to a lesser extent from real property rents, most of which are earned at the Port Gamble townsite. Rural residential lot sales are made to developers or individuals where the lot is expected to be used for a residential dwelling with a general requirement to undertake some capital improvements such as zoning, road building, or utility access improvements prior to completing the sale. Our rural residential lot program produces lots from 5 to 80 acres in size, based on underlying zoning densities. This type of program typically entails an entitlement effort more modest in scale, usually involving simple lot segregations and boundary line adjustments. Development activities include minor road building, surveying, and the extension of utilities. Demand for rural lots has dropped significantly with the decrease in demand for housing.

Revenue for the Real Estate segment was higher in the second quarter of 2008 compared to second quarter of 2007 due to increased rental income and two rural residential lot sales in the three month period ended June 30, 2008 versus one residential lot sale in same period for 2007. One of the properties sold in the second quarter of 2008 carried a relatively high basis as it was part of a fourth quarter 2004 timberland acquisition, resulting in a lower gross margin. The second of the two sales in the second quarter of 2008 was part of the Hood Canal Tree farm and carried a relatively low basis contributing to a higher gross margin. Revenue for the six-month period ended June 30, 2008 included the sale of a third residential lot for the period, resulting in revenue that was $867,000 higher than the same period in 2007.Other revenue in the quarter and six-month period ended June 30, 2008 is primarily a result of the recognition of deferred revenue on a 2005 real estate transaction.

Cost of Sales

Real Estate cost of sales for the quarters ended June 30, 2008 and 2007 were $158,000 and $20,000, respectively. On a year-to-date basis, cost of sales was $473,000 and $53,000 for the six-month periods ended June 30, 2008 and 2007, respectively. Cost of sales for the three and six-month periods ended June 30, 2008 represents costs incurred on sales of one and three rural residential lots, respectively, versus cost of sales in 2007 related to costs incurred on the sale of a single residential lot.

Operating Expenses

Real Estate operating expenses for the quarters ended June 30, 2008 and 2007 were $958,000 and $798,000, respectively. The increase in operating expenses in 2008 is due primarily to an increase in professional costs incurred in the pursuit of entitlements for real estate projects and an increase in routine maintenance costs at the Port Gamble townsite. For the six-month periods ended June 30, 2008 and 2007 operating expenses were $1.7 million and $1.6 million, respectively.

Environmental Remediation

The Partnership has accrued liabilities for environmental cleanup of $1.8 million and $2.0 million as of June 30, 2008 and December 31, 2007, respectively. This liability represents our share of the liability for environmental clean up activities in and around the Port Gamble townsite. Port Gamble is a historic town that was owned by P&T for decades until 1985 when the townsite and other assets were spun off to the Partnership. P&T continued to operate the townsite through 1995 and leased the millsite at Port Gamble until January 2002 when a settlement agreement was signed between the Partnership and P&T. This settlement agreement set forth how the two companies would apportion the costs and responsibility for environmental remediation in Port Gamble. The “millsite” is referred to as such because a lumber mill operated on that portion of the property for more than one hundred years until 1995, before it was dismantled by the end of 1996.

In the fourth quarter of 2007, the bankruptcy of P&T prompted us to record a $1.9 million charge to earnings to increase our environmental remediation liability for Port Gamble because of the bankruptcy of P&T. This increase, adjusted from time to time as described in this report, reflects our current estimate of potential liability associated with environmental contamination at Port Gamble, and represents the outcome of a simulation analysis discussed below in greater detail. This contamination is believed to have occurred during the years P&T operated a mill at Port Gamble, from 1853 to 1995. At the time Pope Resources was spun off from P&T, Port Gamble was included in our assets, and after contamination was discovered at the town site, mill site, and in the adjacent bay, we entered into a settlement and remediation agreement with P&T pursuant to which we and P&T allocated responsibility for cleanup costs. Under Washington law, both Pope Resources and P&T are “potentially liable persons” based on ownership and/or operation of the site. These laws provide for joint and several liability among parties owning or operating property on which contamination occurs, meaning that cleanup costs can be assessed against any or all such parties. Our agreement with P&T was intended to apportion responsibility based on this principle, with P&T bearing the larger share of responsibility based upon their role in operating the site and upon their relatively lengthy ownership.

However, P&T's financial condition declined markedly in recent years, having first disclosed questions about its ability to continue as a going concern in its Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Since that time we have closely monitored P&T's financial disclosures, including its repeated attempts to restructure its credit arrangements throughout the second and third quarters of 2007 and culminating in a late October 2007 bankruptcy filing in Canada, followed in November 2007 by a Chapter 11 (reorganization) bankruptcy filing in the United States. Since then, P&T has undertaken to sell substantially all of its assets and in May 2008 converted its case in the United States from Chapter 11 to Chapter 7 (liquidation). These cumulative events raise substantial doubt in management's views as to whether P&T can meet all or any portion of its obligations under our settlement and remediation agreement.

Because of the joint and several liability that attends to the cleanup obligation, management has taken a number of steps to address our own exposure as follows:

•	As noted above, as of December 31, 2007 we increased our remediation estimate by $1.9 million to reflect our current estimate of the remediation costs.

•
In the fourth quarter of 2006, we revised our methodology for assessing this liability, shifting to a “Monte Carlo simulation” analysis which we hope will improve our ability to predict the actual liability for the remaining cleanup. We believe that a Monte Carlo simulation model is a useful tool for estimating the costs of a complex project where many different activities may have a wide variety of possible outcomes. A Monte Carlo simulation model allows the user to establish high, medium, and low cost estimates for discrete tasks within the project, and then to assign probability estimates for specific outcomes. Using these inputs, the simulation ultimately generates a data set of 3,000 randomly generated outcomes with related costs and provides the capability to map these on a histogram with the axes defining “frequency” and “total cost”. Additionally, the simulation produces a range of costs with probability-of-outcome percentiles attached to each. Our new methodology adopts the practice of accruing to the dollar amount that corresponds to the 50th percentile, such that there is a 50% probability that costs will not exceed such amount based on the simulation exercise, as we believe this is the best available estimate. The Monte Carlo simulation model results indicated a range of potential losses of $276,000 to $6.3 million which represents the range of two standard deviations from the mean of the estimated liability as of December 31, 2007.

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

Although management continues to monitor closely both the Port Gamble cleanup process and the P&T bankruptcy proceeding, our $1.8 million estimate of the remediation liability reflects the amount management believes to be the best estimate of the remaining cleanup cost based upon an estimation method that represents the most likely outcome.

The environmental liability at June 30, 2008 includes $90,000 that the Partnership expects to expend in the next 12 months and $1.74 million thereafter. Current activities at the site include dismantling a sparge area of dredged materials on the millsite itself and costs for developing a clean up plan for the site as a whole. Activity in the environmental remediation liability is detailed as follows:

	Balances at the Beginning of the Period	Additions to Accrual	Expenditures for Monitoring and Remediation	Balances at the End of the Period
Year Ended December 31, 2007	$242,000	$1,878,000	$126,000	$1,994,000
Quarter ended March 31, 2008	1,994,000	-	$33,000	$1,961,000
Quarter ended June 30, 2008	$1,961,000	-	$127,000	$1,834,000

General and Administrative (G&A)

General and administrative expenses for the quarters ended June 30, 2008 and 2007 were $1.0 million and $1.7 million, respectively. For the six-months ended June 30, 2008 and 2007 G&A expenses were $1.9 million and $2.7 million, respectively. We expect a decline in G&A expense in 2008 due to non-recurring professional costs incurred in 2007 to evaluate capital structuring alternatives with management and the Board of Directors of the General Partner.

Interest Income and Expense

Interest income for the quarter ended June 30, 2008 was $218,000 compared to $391,000 for the corresponding period of 2007. The decrease in interest income is due to a 12% decrease in the average cash and investment balance and a decrease in average rates of return to 3.0% for the quarter ended June 30, 2008 from 5.3% in the same quarter in 2007. On a year-to-date basis, interest income decreased to $613,000 from $811,000 for the corresponding period in 2007 as result of a 5% decrease in the average cash and investment balance and a decrease to 4.1% from 5.6% in the average rates of return from the same six month period in 2007.

Interest expense for the three-month periods ended June 30, 2008 and 2007 was $606,000 and $637,000, respectively. The Partnership’s debt consists primarily of mortgage debt with a fixed interest rate. The decrease in interest expense is due to a decrease in long-term debt as a result of scheduled annual principal payments of $1,290,000 that occur on March 31st. For the quarter ended June 30, 2008, $311,000 of interest expense was capitalized to the long-term development projects at Gig Harbor and Bremerton. In the second quarter of 2007, we capitalized $264,000 of interest expense to the Gig Harbor and Bremerton projects. On a year-to-date basis, interest expense prior to the reduction for capitalized interest decreased to $1.2 million from $1.3 million for the corresponding period in 2007. Capitalized interest for the six months ended June 30 increased to $619,000 in 2008 from $518,000 in 2007.

Income Tax

Pope Resources is a limited partnership and is, therefore, not subject to federal income tax. Taxable income/loss is instead reported to unitholders each year on a Form K-1 for inclusion in each unitholder’s tax return. Pope Resources does have corporate subsidiaries, however, that are subject to income tax.

For the quarter ended June 30, 2008, the Partnership did not record a tax provision as compared to a $10,000 provision for income taxes for the corresponding period in 2007. On a year-to-date basis, the provision for income taxes was $57,000 and $17,000 for the periods ended June 30, 2008 and 2007, respectively.

Minority Interest-IPMB

Minority Interest-IPMB represents that share of income earned from the Investor Portfolio Management Business (IPMB) allocated to Pope MGP, Inc., the Managing General Partner of the Partnership. The 1997 amendment to the Limited Partnership Agreement authorizing the Partnership to pursue the IPMB further specifies that income from the IPMB will be split using a sliding scale allocation method beginning at 80% to the Partnership’s wholly-owned subsidiary, ORM, Inc., and 20% to Pope MGP, Inc. The sliding scale allocation method evenly divides IPMB income between ORM, Inc. and Pope MGP, Inc. once such income reaches $7,000,000 in a given fiscal year. The share of IPMB allocated to Pope MGP is further split between Pope MGP and a management incentive plan. In both the first quarters and year to date periods of 2007 and 2008, Pope MGP’s share of IPMB was zero as the IPMB did not generate income in either of the quarters, respectively.

Current activities of the IPMB are contained in the Timberland Management & Consulting segment, which include timberland consulting, management, acquisition, and disposition services, and expenses associated with the launch of a second private equity timber fund.

Minority Interest-ORM Timber Fund I, LP

Minority interest-ORM Timber Fund I, LP represents the portion of Fund I’s income and loss during the quarter and for the six-month periods ended June 30, 2008 attributed to the 80% of Fund I owned by third-party investors. The increase in this amount in the first quarter of 2008 from the comparable period in prior year is due to the increase in operating activities of Fund I.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Liquidity and Capital Resources

We ordinarily finance our business activities using funds from operations and, where appropriate in management’s assessment, a bank line of credit. Funds generated internally from operations and externally through financing are expected to provide the required resources for the Partnership's future capital expenditures. The Partnership’s debt-to-total-capitalization ratio as measured by the book value of equity was 24% at June 30, 2008 versus 25% as of June 30, 2007 and 24% as of December 31, 2007. The-debt-to-capitalization ratio at June 30, 2008 reflects offsetting events during the quarter and year-to-date period. The first was our annual timberland mortgage payment of $1.3 million which reduced long-term debt outstanding, offset by the asset impairment recognized on our SLARS portfolio of $1.2 million as well as $3.7 million in distributions to unit holders and $3.6 million in units repurchased pursuant to our unit repurchase program that began in late 2007.

At June 30, 2008, the Partnership held AAA-rated Student Loan Auction Rate Securities (“SLARS”) with a par value of $15.7 million but an estimated fair value, based on the methodology described in the notes to the unaudited financial statements included with this report, of $14.5 million. SLARS are collateralized long-term debt instruments that are intended to provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 35 days. Beginning in February 2008, auctions failed for approximately $17 million in par value of SLARS we held because sell orders exceeded buy orders. Although higher interest rates for those securities went into effect upon failure of the auctions, the principal amount of the securities associated with failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. We have thus included in current assets only that portion of the value of the SLARS that we believe can be realized in the current period, and we have characterized as non-current assets the estimated current fair value of all the remaining SLARS in our portfolio.

The Partnership’s debt consists primarily of a timberland mortgage with a fixed amortization schedule and loan term, which includes a prepayment penalty. On July 31, 2008, after the period covered by this report, the Partnership entered into a $40 million revolving line of credit with Northwest Farm Credit Services. This unsecured revolving loan agreement matures in August 2011 and imposes maintenance of a minimum debt-to-total capitalization ratio that the Partnership passes comfortably at present. The cash we hold in excess of our current operating needs together with this newly obtained line of credit provide the Partnership with ample liquidity for its near-term operating needs, even if we are not able to liquidate our portfolio of SLARS in a timely manner.

Over the remaining six months of 2008, management plans to harvest approximately 13 MMBF of timber for a total fiscal 2008 harvest of 37 MMBF, 9 MMBF of which will come from the Hood Canal and Columbia tree farms and 4 MMBF from Fund I’s tree farms. Since harvest plans are based on demand and pricing, actual harvest levels may vary, and revenues may vary substantially, subject to management's ongoing review of market conditions. Management believes that the working capital and borrowing capacity available to the Partnership will be sufficient to meet cash requirements.

Current assets declined $19 million from December 31, 2007 to June 30, 2008. This decline in current assets reflects the reclassification of $13.5 million of SLARS from current to non-current investments as a result of the recent failed auctions associated with these securities. As of December 31, 2007 we held $30.8 million of SLARS of which $13.9 million were liquidated prior to the deterioration of the auction process for these securities. The decline in current assets has had little impact on our debt covenants and in management’s opinion, has not materially impacted the Partnership’s borrowing capacity. Our balance sheet remains strong with borrowing capacity sufficient to fund operations and management’s plans for future timber fund co-investments and investments in development properties.

For the six months ended June 30, 2008, overall cash and cash equivalents increased $9.4 million versus a decrease of $1.0 million for the corresponding period in the prior year. Cash provided by operating activities was $5.6 million for the six months ended June 30, 2008 versus cash provided by operating activities of $6.9 million for the corresponding period in 2007. The decrease in cash generated by operating activities primarily results from a decline in net income offset by land and conservation easement sales and a decrease in cash used for working capital.

Cash provided by investing activities was $12.8 million for the first half of 2008 versus cash used in investing activities of $4.5 million for the corresponding period in 2007. The increase in cash provided by investing activities results from the sale of $15.1 million of SLARS in the first half of 2008. We currently own SLARS with a fair market value of $14.5 million. In July 2008, SLARS of $1.1 million were redeemed at par, however it is uncertain whether the remaining securities will be settled in cash within one year.

Capital expenditures for the year-to-date period ended June 30, 2008 totaled $2.3 million and consisted of the following: $539,000 and $80,000 of capitalized interest at the Gig Harbor and Bremerton sites, respectively, $60,000 and $427,00 of capitalized development costs at the Gig Harbor and Bremerton sites, respectively;$234,000 of capitalized development costs at the Arborwood site, $108,000 of capitalized development costs at the Tala Point site and $100,000 of capitalized development costs on the Partnership’s other development properties; $382,000 of reforestation and road building costs; $159,000 of capital improvements at the Port Gamble townsite; $125,000 for forester trucks and $72,000 of other miscellaneous capital expenditures.

Cash used in financing activities increased to $9.1 million for the first half of 2008 from $3.5 million for the comparable period in prior year. This increase is due primarily to the repurchase of $3.6 million of partnership units, a $1.1million increase in unitholder cash distributions, and a $645,000 increase in distributions to minority interest owners of Fund I. Cash provided by financing activities include a $10,000 subscription payment from a Fund II investor and $352,000 received in option exercises.

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

The Hood Canal tree farm is concentrated at low elevations, which permits us to harvest trees year-round. Generally, we concentrate our harvests from this tree farm in the winter and spring when supply, and thus competition, is typically lower and, accordingly, when we can expect to receive higher prices. With the acquisition of the Columbia tree farm in 2001, and the timberlands acquired by Fund I in 2006, management expected a decrease in the seasonality of Fee Timber operations as the Columbia tree farm and timberlands owned by Fund I are at higher elevations where harvest activities are not possible during the winter months when snow precludes access to the lands.

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

Capital Expenditures and Commitments

Projected capital expenditures for the second half of 2008 are $4.5 million, excluding any potential co-investment by the Partnership in ORM Timber Fund II, Inc. (“Fund II”). Projected capital expenditures are currently expected to include $1.2 million and $50,000 for the Gig Harbor and Bremerton sites, respectively, $413,000 and $59,000 of capitalized interest for the Gig Harbor and Bremerton sites, respectively, $493,000 for Arborwood, and $1.3 million for the Port Gamble townsite. These expenditures could be increased or decreased as a consequence of future economic conditions. Projected capital expenditures are subject to permitting timetables and progress towards closing on specific land sale transactions.

Fund II completed its first close in July 2008 with total committed equity of $46.3 million of which Pope Resources’ commitment is $9.3 million. We expect to complete the second and final close of Fund II by the end of 2008 with a total committed fund balance of between $100 million and $120 million, with Pope Resources investing 20% of this amount. The capital will not be called until Fund II has located and successfully acquired suitable timber properties.

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

Fair Value Determination for Student Loan Auction Rate Securities (SLARS): At June 30, 2008, Pope Resources held AAA-rated Student Loan Auction Rate Securities (“SLARS”) with a par value of $15.7 million and an estimated fair value, based on the discussion below, of $14.5 million. SLARS are collateralized long-term debt instruments that historically provided liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 28 days. Beginning in February 2008, auctions failed for approximately $17 million in par value of SLARS we held because sell orders exceeded buy orders. When these auctions failed to clear, higher interest rates for those securities went into effect. However, the funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. The underlying assets of the SLARS we hold, including the securities for which auctions have failed, are student loans which are guaranteed by the U.S. Department of Education for 97% of the loan and interest due. With the exception of $1,050,000 of SLARS that were redeemed in July 2008, we are reporting these investments as non-current assets on the June 30, 2008 balance sheet date and have recorded a $1.2 million asset impairment against this portfolio as a result of the liquidity issues in the market.

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

Management believes the impairment of the SLARS portfolio is temporary and plans to hold these securities until they can be sold or otherwise redeemed for their par value or materially close to par value. The Partnership has $1.2 million of its SLARS portfolio redeemed at par since the auction failures began and recorded $1,050,000 of these securities as a current asset on June 30, 2008 as they were redeemed in July 2008.

Consolidation of ORM Timber Fund I, LP (Fund I): Fund I is owned 19% by Pope Resources, A Delaware Limited Partnership, 1% by Olympic Resource Management LLC (a wholly owned subsidiary of the Partnership), and 80% by third-party investors. Olympic Resource Management LLC is the general partner of Fund I. Limited partners do not have the right to dissolve Fund I or otherwise remove the general partner without cause nor do they have substantive participating rights in major decisions of Fund I. Based on this governance structure, Olympic Resource Management LLC has presumptive control of Fund I and, as a result, under accounting rules Fund I must be consolidated into the Partnership’s financial statements.

Olympic Resource Management LLC earns management fees for managing Fund I and its properties. Transactions between Fund I and Pope Resources and its subsidiaries are eliminated in consolidation and include $209,000 of management fees earned in the second quarter of 2008. Revenue and expenses, net of fees paid to Pope Resources and its subsidiaries, are included in our financial statements which include $2.7 million of revenue and expenses of Fund I. The portion of loss attributed to the 80% of Fund I not owned by us is reported as Minority interest-ORM Timber Fund I, LP.

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

Timber owned by Fund I is accounted for in a separate depletion pool. Fund I’s timberland does not meet the first criteria in the list of characteristics listed above as the timberland is bought by an entity with a limited life whereas timberland owned directly by the Partnership is owned and managed as properties that will be owned indefinitely. Therefore these properties are accounted for in separate depletion pools and generally carry a higher depletion rate due to the more recent acquisition which generally leads to a higher cost to deplete upon harvest.

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

However, P&T's financial condition declined markedly in recent years, having first disclosed questions about its ability to continue as a going concern in its Annual Report on Form 10-K for the fiscal year ended December 31, 2006. Since that time we have closely monitored P&T's financial disclosures, including its repeated attempts to restructure its credit arrangements throughout the second and third quarters of 2007 and culminating in a late October 2007 bankruptcy filing in Canada, followed in November 2007 by a Chapter 11 bankruptcy filing in the United States. Since then, P&T has undertaken to sell substantially all of its assets, and in July 2008 P&T’s bankruptcy was converted to a plan of liquidation under Chapter 7. These actions raised substantial doubt in management's views as to whether P&T can meet all or any portion of its obligations under our settlement and remediation agreement.

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

Impairment of Long Lived Assets: The Partnership evaluates its long lived assets for impairment and recognizes an impairment loss in connection with long-lived assets used in a business when the carrying value exceeds the estimated future undiscounted cash flows attributable to those assets over the expected useful life. The Partnership obtains annual appraisals of its timberlands and evaluates the appraised value of those properties to the carrying value to determine if an asset impairment is indicated. The long term holding period of timberland properties make an asset impairment unlikely as the undiscounted expected cash flows from a timberland would need to decrease very significantly to not total in excess of the carrying value of a timber property. The Partnership evaluates its development properties for impairment by comparing actual income generated by the project against expectations. When actual results compare unfavorably to plan the property is evaluated to determine if the carrying value is less than the projected undiscounted cash flows attributable to the property. The land basis associated with most of our development properties is well below current market value therefore an asset impairment charge on one of our development projects is not likely.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of June 30, 2008, the Partnership had $29.4 million of fixed-rate debt outstanding with a fair value of approximately $31.9 million based on the current interest rates for similar financial instruments. A change in the interest rate on fixed-rate debt will affect the fair value of the debt, whereas a change in the interest rate on variable-rate debt will affect interest expense and cash flows. A hypothetical 1% change in prevailing interest rates would change the fair value of the Partnership's fixed-rate long-term debt obligations by $1.0 million. We are not subject to material foreign currency risk, derivative risk, or similar uncertainties,

ITEM 4.  CONTROLS AND PROCEDURES

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

Valuation of Student Loan Auction Rate Securities

At June 30, 2008 Pope Resources held AAA-rated Student Loan Auction Rate Securities (“SLARS”) with a par value of $15.7 million but an estimated $14.5 million fair value. SLARS are collateralized long-term debt instruments that historically provided liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 28 days. Beginning in February 2008, auctions failed for approximately $17 million in par value of SLARS we held because sell orders exceeded buy orders. When these auctions failed to clear, higher interest rates for those securities went into effect. However, the funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. The underlying assets of the SLARS we hold, including the securities for which auctions have failed, are student loans which are guaranteed by the U.S. Department of Education for 97% of the loan and interest due. The Partnership has $1.2 million of its SLARS portfolio redeemed at par in the second quarter of 2008. With the exception of a $1.1 million of these securities that were redeemed for par in July 2008, we are reporting these investments as non-current assets and have recorded a $1.2 million temporary asset impairment against this portfolio as a result of the liquidity issues in the market. We also have reclassified $13.5 million of the value of SLARS from current assets to non-current assets to reflect uncertainties about the liquidity of those assets. However, we cannot offer assurances that we ultimately will realize either the full recorded value or the par value of these SLARS, or that the timing of any such proceeds will be sufficient to meet our business needs. If the aforementioned $1.2 million impairment in value proves to be other than temporary, we will have to record such loss to net income. If credit markets deteriorate further, we may experience additional adverse impact on the amount and timing of the proceeds from the sale of these investments. Finally, if circumstances that influence the value of these securities do not improve as we expect or even worsen, we may be required to reduce further the carrying value of these securities, or change management’s assessment that the impairment is temporary, which may have an adverse impact on our cash flows or net income for the relevant period or periods.

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

Timberland Management & Consulting

The Timberland Management & Consulting segment is currently operating with one major timberland management client. Management is working to expand our fee-for-service business through the launch of the timber fund business, also a component of our Timberland Management & Consulting segment. To date we have launched ORM Timber Fund I, LP and in July 2008 we completed the first of two expected closes for Fund II with total capital commitments of $46.3 million. The second and final close is expected to take place in the fourth quarter of 2008 to bring the total committed capital balance to between $100 million and $120 million. Unlike other components of our business, which relate solely or primarily to real estate and timber operations, this line of business carries risks relating to the offer and sale of securities, and to the management of investment operations, including potential liability to investors if we are determined to have made material misstatements or omissions to those investors, potential accusations that we have breached fiduciary duties to other limited partners, and similar types of investor action. Moreover, litigation of shareholder-related matters can be expensive and time consuming, and if brought, would likely distract management from their focus on ordinary operating activities.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) – (e) None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

(a)	None

(b)	There have been no material changes in the procedures for shareholders of the Partnership’s general partner to nominate directors to the board.

ITEM 6.  EXHIBITS

Exhibits.

10.34	Master Loan Agreement between Pope Resources and Northwest Farm Credit Services, PCA dated July 31, 2008

10.35	Revolving Operating Note from Pope Resources to Northwest Farm Credit Services, PCA dated July 31, 2008

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished with this report in accordance with SEC Rel. No. 33-8238.

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished with this report in accordance with SEC Rel. No. 33-8238.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 6, 2008.

POPE RESOURCES,
A Delaware Limited Partnership

By:	POPE MGP, Inc.
Managing General Partner

	By:	/s/ David L. Nunes
David L. Nunes
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Thomas M. Ringo
Thomas M. Ringo
Vice President and CFO
(Principal Accounting and Financial Officer)