Form 10-Q
period 2008-09-30
POPE RESOURCES LTD PARTNERSHIP
filed 2008-11-07
CIK 784011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X__ No____

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act. (check one)

Large Accelerated Filer____ Accelerated Filer X__ Non-accelerated Filer ____Smaller Reporting Company____

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-2 of the Exchange Act) Yes ____No__X_

Partnership units outstanding at November 1, 2008: 4,652,622

Pope Resources
Index to Form 10-Q Filing
For the Quarter Ended September 30, 2008

P A R T I – FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

Pope Resources
September 30, 2008 and December 31, 2007

(Thousands)
	2008	2007

Assets
Current assets:
Cash and cash equivalents	$12,268	$2,174
Auction rate securities, current	9,298	30,775
Accounts receivable	990	442
Land held for sale	535	780
Current portion of contracts receivable	994	622
Prepaid expenses and other	208	252
Total current assets	24,293	35,045

Properties and equipment at cost:
Land held for development	22,710	21,159
Land and land improvements	20,097	22,318
Roads and timber (net of accumulated
depletion of $52,117, and $48,418)	92,040	94,635
Buildings and equipment (net of accumulated
depreciation of $7,253 and $7,017)	3,619	3,577
	138,466	141,689

Other assets:
Contracts receivable, net of current portion	1,000	1,420
Auction rate securities, non-current	3,707	-
Other	210	1,171
	4,917	2,591

Total assets	$167,676	$179,325

Liabilities and Partners' Capital
Current liabilities:
Accounts payable	$886	$1,371
Accrued liabilities	1,001	2,112
Environmental remediation	465	250
Current portion of long-term debt	1,342	1,342
Deferred revenue	298	268
Deposits	177	108
Total current liabilities	4,169	5,451

Long-term debt, net of current portion	28,042	29,385
Environmental remediation, net of current portion	1,295	1,744
Other long term liabilities	226	298

Minority interest	44,435	45,803

Partners' capital (units outstanding 4,591 and 4,663)	90,811	96,644
Accumulated other comprehensive loss	(1,302)	-
Total partners' capital	89,509	96,644

Total liabilities and partners' capital	$167,676	$179,325

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

For the Three Months and Nine Months Ended September 30, 2008 and 2007

(Thousands, except per unit data)	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007

Revenues	$7,436	$12,171	$25,028	$34,284
Cost of timber and land sold	(4,167)	(5,171)	(13,135)	(14,302)
Operating expenses	(2,536)	(2,815)	(6,946)	(7,426)
General and administrative expenses	(1,022)	(957)	(2,916)	(3,688)
Income (loss) from operations	(289)	3,228	2,031	8,868

Other income (expense):
Interest expense	(613)	(637)	(1,853)	(1,939)
Capitalized interest	321	294	940	812
Interest income	237	453	850	1,264
SLARS impairment	(293)	-	(293)	-
Total other income (expense)	(348)	110	(356)	137

Income (loss) before income taxes and minority interest	(637)	3,338	1,675	9,005

Income tax benefit (expense)	51	(5)	(6)	(22)
Income (loss) before minority interest	(586)	3,333	1,669	8,983

Minority interest-ORM Timber Funds	563	218	932	237

Net income (loss)	$(23)	$3,551	$2,601	$9,220

Allocable to general partners	$-	$45	$34	$118
Allocable to limited partners	(23)	3,506	2,567	9,102
	$(23)	$3,551	$2,601	$9,220

Earnings (loss) per unit:
Basic	$(0.01)	$0.76	$0.57	$1.97
Diluted	$(0.01)	$0.74	$0.55	$1.91

Weighted average units outstanding:
Basic	4,585	4,687	4,596	4,679
Diluted	4,585	4,831	4,720	4,823

Distributions per unit	$0.40	$0.40	$1.20	$0.96

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Pope Resources
Nine Months Ended September 30, 2008 and 2007

(Thousands)	2008	2007
Net income	$2,601	$9,220
Add back non-cash charges (credits):
Deferred revenue	30	(1,091)
Depletion	3,537	4,179
Equity based compensation	422	492
Depreciation and amortization	578	604
Deferred taxes	(17)	45
SLARS impairment	293	-
Minority interest	(932)	(237)
Cost of land sold	2,560	532
Change in working capital accounts:
Accounts receivable	(106)	(1,059)
Contracts receivable	48	(138)
Prepaid expenses and other current assets	18	13
Accounts payable	(485)	365
Accrued liabilities	(746)	(1,338)
Deposits	69	12
Environmental remediation	(234)	(78)
Other long term liabilities	(72)	(69)
Other long term assets	381	547
Other	(3)	(5)
Net cash provided by operating activities	7,942	11,994

Cash provided by (used in) investing activities:
Redemption (purchases) of investments	16,175	(2,000)
Reforestation and roads	(723)	(699)
Proceeds from fixed asset sale	42	8
Capitalized development activities	(2,225)	(6,071)
Other capital expenditures	(481)	(651)
Net cash provided by (used in) investing activities	12,788	(9,413)

Cash used in financing activities:
Minority interest distribution	-	(75)
Unit repurchase	(3,642)	-
Repayment of long-term debt	(1,343)	(1,377)
Proceeds from option exercises	352	649
Timber Fund II, capital call	370	-
Unitholder distributions	(6,373)	(5,032)
Net cash used in financing activities	(10,636)	(5,835)

Net increase (decrease) in cash and cash equivalents	10,094	(3,254)
Cash and cash equivalents at beginning of period	2,174	7,194

Cash and cash equivalents	$12,268	$3,940

See accompanying notes to condensed consolidated financial statements.

POPE RESOURCES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2008

1.
The condensed consolidated financial statements as of September 30, 2008 and December 31, 2007 and for the three-month (quarter) and nine-month periods ended September 30, 2008 and September 30, 2007 have been prepared by Pope Resources, A Delaware Limited Partnership (the “Partnership”) pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The condensed consolidated financial statements are unaudited, but, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2007, is derived from the Partnership’s audited consolidated financial statements and notes thereto for the year ended December 31, 2007, and should be read in conjunction with such financial statements. The results of operations for the interim periods are not indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2008.

2.
The financial statements in the Partnership's 2007 annual report on Form 10-K include a summary of significant accounting policies of the Partnership and should be read in conjunction with this Quarterly Report on Form 10-Q.

3.
Basic net earnings (loss) per unit are based on the weighted average number of units outstanding during the period. Diluted net earnings (loss) per unit are based on the weighted average number of units and dilutive unit equivalents outstanding during the period.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Weighted average units outstanding (in thousands):
Basic	4,585	4,687	4,596	4,679
Dilutive effect of unit plans	-	144	124	144
Diluted	4,585	4,831	4,720	4,823

Options to purchase 190,000 units at prices ranging from $9.30 to $37.73 per unit were outstanding as of September 30, 2008. For computing the dilutive effect of unit options for the nine month period ended September 30, 2008, options to purchase 927 units at prices ranging from $30.98 to $37.73 were not included in the calculation as they were anti-dilutive.  For the three month period ended September 30, 2008 all unit equivalents outstanding were excluded from the calculation of fully diluted units outstanding due to the net loss for the quarter which made those units anti-dilutive.

Options to purchase 214,000 units at prices ranging from $9.30 to $37.73 per unit were outstanding as of September 30, 2007. For computing the dilutive effect of unit options for the quarter and nine months ended September 30, 2007, no options were excluded from the calculation.

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

Restricted Units
Units issued as a result of option exercises and restricted unit grants are provided by the issuance of new units. As of September 30, 2008, total compensation expense related to non-vested restricted unit awards not yet recognized was $1,135,000 with a weighted average 39 months remaining to vest.

Restricted units	Outstanding
Number outstanding	61,875
Aggregate intrinsic value	$1,738,688

The Partnership issued 19,500 restricted units in August 2008 to employees and directors of the Partnership and its General Partner.  At the time of issuance the market value of the units issued was $32.99.  The restricted unit value on the date of grant is being amortized to expense over the shorter of the vesting period or the date when the employee or director becomes retirement eligible.

Unit Options
Unit options have not been granted since December 2005. Units options granted prior to January 1, 2006 were non-qualified options granted at an exercise price not less than 100% of the fair value on the grant date. Unit options granted to employees vested over four or five years. Board members had the option of receiving their annual retainer in the form of unit options and those options vested immediately as they were granted monthly for services rendered during the month. Options granted have a life of ten years. As of September 30, 2008 all compensation cost related to unit options granted has been recognized as all options are fully vested.

Options	Outstanding
Number outstanding and exercisable	189,973
Weighted average exercise price	$15.59
Aggregate intrinsic value	$2,386,557
Weighted average remaining contractual term	3.57

4.
Supplemental disclosure of cash flow information: interest paid, net of amounts capitalized, totaled $1.1 million for each of the nine month periods ended September 30, 2008 and 2007 Income taxes paid for the nine months ended September 30, 2008 was $12,000 compared to $353,000 of income taxes paid for the nine-month period ended September 30, 2007.

5.	The fair value of cash and cash equivalents and investments held at September 30, 2008 and December 31, 2007 are as follows:

	September 30, 2008
		Gross
	Amortized	Unrealized	Estimated
	Cost	Loss	Fair Value
Cash and cash equivalents	$12,268	$-	$12,268
Securities expected to be redeemed within one year:
Auction rate securities, current	$10,600	$(1,302)	$9,298
Securities maturing after ten years:
Auction rate securities, non-current	$4,000	$(293)	$3,707

	December 31, 2007
		Gross
	Amortized	Unrealized	Estimated
	Cost	Loss	Fair Value
Cash and cash equivalents	$2,174	$-	$2,174
Securities expected to be redeemed within one year:
Auction rate securities, current	$30,775	$-	$30,775

There were no realized gains or losses for the quarter and nine-month periods ended September 30, 2008.

At September 30, 2008, Pope Resources held AAA-rated Student Loan Auction Rate Securities (“SLARS”) with a par value of $14.6 million and an estimated fair value, based on the methodology described below, of $13.0 million. SLARS are collateralized long-term debt instruments that historically provided liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 28 days. Beginning in February 2008, auctions failed for approximately $17 million in par value of SLARS we held because sell orders exceeded buy orders. When these auctions failed to clear, higher interest rates for those securities went into effect. However, the principal amount of these securities associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures.

In October 2008, SLARS with a par value of $10.6 million were repurchased at par by the broker-dealer that sold us the securities.  As of September 30, 2008 the estimated fair value of these securities was $9.3 million therefore we recorded a temporary impairment of $1.3 million and reclassified the $9.3 million to a current asset.  We will reverse the impairment allowance, with no impact to net earnings or loss, in the fourth quarter of 2008.

Total comprehensive loss for the three month period ended September 30, 2008 is $171,000 and total comprehensive income for the nine month period ended September 30, 2008 is $1,299,000 which includes the unrealized loss of $1,302,000 on SLARS.

Of the remaining $4.0 million held through a different broker-dealer, $2.0 million are subject to a tender solicitation plan by the issuer at 94% of par.  This issuer has the option of redeeming these securities if 95% of the holders agree to tender their securities and the issuer is only obligated to redeem the securities if 95% or more of the holders agree to be redeemed and a subsequent refinancing can be arranged.  As such, the $2.0 million of SLARS subject to this redemption plan are currently classified as non-current assets since the issuer is not obligated to redeem these securities as of September 30, 2008.  We are reporting the remaining $2.0 million of SLARS investments not subject to repurchase or redemption as non-current assets. The underlying assets of the SLARS we hold, including the securities for which auctions have failed, are student loans which are guaranteed by the U.S. Department of Education for 97% of the loan and interest due. We have performed an estimate of fair value for these securities and determined that the estimated fair value is $293,000 below par and as a result we have recorded an asset impairment for this amount. Management believes this loss is other than temporary and as a result has recorded the asset impairment as a charge to earnings.  The asset impairment was estimated using the redemption offers by issuers where available, supplemented by a discounted cash flow model incorporating assumptions that management believes market participants would use in their estimates of fair value, including comparison of the yield on the SLARS we own to corporate instruments with similar credit quality, maturities and variable interest rates. If the current market conditions deteriorate further or a recovery in market values does not occur, we may be required to record additional unrealized or realized losses in future quarters.

6.
FASB Statement No. 157 Fair Value Measurement (SFAS No. 157) was followed to determine the fair value of the Partnership’s investments. SFAS No. 157 defines a hierarchy of three levels of evidence used to determine fair value:

·	Level 1 - quoted prices for identical assets/liabilities in active markets
·	Level 2 - quoted prices in a less active market, quoted prices for similar but not identical assets/liabilities, inputs other than quoted prices
·	Level 3 - significant unobservable inputs including the Partnership’s own assumptions in determining the fair value of investments

Those securities that have a current redemption offer from the issuer are valued based upon the redemption amount which is 93% to 94% of par.  The redemption offer represents a Level 2 input. Under current credit market conditions there is no active market for SLARS, thus eliminating any available Level 1 inputs to use in determining a market value for the securities. Additionally, there are no markets for similar instruments so that Level 2 data is also unavailable.  Currently, there are no actively traded markets that one can observe to determine a value for the SLARS. Accordingly, the SLARS were changed from Level 1 to Level 3 within SFAS 157’s valuation hierarchy since the Partnership’s adoption of SFAS No. 157 on January 1, 2008. The following table provides the fair value measurements of applicable Partnership financial assets according to the levels defined in SFAS No. 157 as of September 30, 2008 and December 31, 2007:

	September 30, 2008
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$12,268	-	$-	$12,268
Auction rate securities, current	-	1,870	7,428	9,298
Auction rate securities, non-current	-	1,880	1,827	3,707
Total financial assets at fair value	$12,268	$3,750	$9,255	$25,273

	December 31, 2007
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2,174	$-	$-	$2,174
Auction rate securities, current	30,775	-	-	30,775
Total financial assets at fair value	$32,949	$-	$-	$32,949

We identified market interest rates for similar securities and performed a discounted cash flow calculation using these alternative interest rates. This method represents a Level 3 input, and represents the best evidence we have to indicate value under current market conditions. The table below summarizes the change in the consolidated balance sheet carrying value associated with Level 3 financial assets for the nine months ended September 30, 2008:

Non-current Investments
Balance at December 31, 2007	$-
Net sales, settlements and transfers into Level 3	15,850
Issuer redemption offers	(3,750)
Sales and settlements during the quarter ended September 30, 2008	(1,250)
Total unrealized losses included in other comprehensive income	(1,302)
Total unrealized losses included in statement of earnings	(293)
Balance at September 30, 2008	$9,255

7.	The Partnership’s general partners hold 60,000 units. The allocation of distributions and income and losses between the general and limited partners is pro rata among all units outstanding.

8.	Non-cash investing activities include $596,000 held in trust by a IRC Section 1031 exchange facilitator as of December 31, 2007 used to acquire timberlands as of March 31, 2008.

9.
In the presentation of the Partnership’s revenue and operating income by segment all intersegment revenue and expense is eliminated to determine externally reported operating income by business segment.  The table that follows reconciles internally reported income from operations to externally reported income from operations by business segment, for the quarters and nine-month periods ended September 30, 2008 and 2007:

	Fee Timber			Timberland
	Pope			Management
Three Months Ended	Resources		Total	&	Real	Corporate &
September 30, (Thousands)	Timberland	Timberfunds	Fee Timber	Consulting	Estate	Other	Consolidated
2008
Revenue internal	$4,349	$1,944	$6,293	$575	$949	$-	$7,817
Eliminations	(52)	-	(52)	(320)	(9)	-	(381)
Revenue external	4,297	1,944	6,241	255	940	-	7,436

Cost of timber and land sold	(1,927)	(2,205)	(4,132)	-	(76)	-	(4,208)
Eliminations	-	41	41				41
Cost of timber and land sold	(1,927)	(2,164)	(4,091)	-	(76)	-	(4,167)

Operating expenses internal	(1,038)	(429)	(1,467)	(484)	(925)	(1,022)	(3,898)
Eliminations	10	236	246	94	-	-	340
Operating expenses external	(1,028)	(193)	(1,221)	(390)	(925)	(1,022)	(3,558)

Income (loss) from operations internal	1,384	(701)	683	102	(52)	(1,022)	(289)
Eliminations	(42)	288	246	(237)	(9)	-	-
Income (loss) from operations external	$1,342	$(413)	$929	$(135)	$(61)	$(1,022)	$(289)

2007
Revenue internal	$8,697	$1,180	$9,877	$612	$1,979	$-	$12,468
Eliminations	(41)	-	(41)	(246)	(10)	-	(297)
Revenue external	8,656	1,180	9,836	366	1,969	-	12,171

Cost of timber and land sold	(3,522)	(1,106)	(4,628)	-	(543)	-	(5,171)

Operating expenses internal	(1,231)	(347)	(1,578)	(667)	(867)	(957)	(4,069)
Eliminations	27	232	259	57	(19)	-	297
Operating expenses external	(1,204)	(115)	(1,319)	(610)	(886)	(957)	(3,772)

Income (loss) from operations internal	3,944	(273)	3,671	(55)	569	(957)	3,228
Eliminations	(14)	232	218	(189)	(29)	-	-
Income (loss) from operations external	$3,930	$(41)	3,889	(244)	540	(957)	3,228

	Fee Timber			Timberland
	Pope			Management
Nine Months Ended	Resources		Total	&	Real	Corporate &
September 30, (Thousands)	Timberland	Timberfunds	Fee Timber	Consulting	Estate	Other	Consolidated
2008
Revenue internal	$17,252	$4,799	$22,051	$1,477	$2,436	$-	$25,964
Eliminations	(162)	-	(162)	(744)	(30)	-	(936)
Revenue external	17,090	4,799	21,889	733	2,406	-	25,028

Cost of timber and land sold internal	(7,763)	(4,874)	(12,637)		(549)	-	(13,186)
Eliminations	-	51	51				51
Cost of timber and land sold external	(7,763)	(4,823)	(12,586)		(549)	-	(13,135)

Operating expenses internal	(2,730)	(1,090)	(3,820)	(1,387)	(2,624)	(2,916)	(10,747)
Eliminations	30	645	675	210	-	-	885
Operating expenses external	(2,700)	(445)	(3,145)	(1,177)	(2,624)	(2,916)	(9,862)

Income (loss) from operations internal	6,759	(1,165)	5,594	90	(737)	(2,916)	2,031
Eliminations	(132)	696	564	(534)	(30)	-	-
Income (loss) from operations external	$6,627	$(469)	6,158	$(444)	$(767)	$(2,916)	$2,031

2007
Revenue internal	$28,039	$2,726	$30,765	$1,763	$2,598	$-	$35,126
Eliminations	(123)	-	(123)	(689)	(30)	-	(842)
Revenue external	27,916	2,726	30,642	1,074	2,568	-	34,284

Cost of timber and land sold	(11,556)	(2,150)	(13,706)	-	(596)	-	(14,302)

Operating expenses internal	(3,206)	(872)	(4,078)	(1,757)	(2,433)	(2,731)	(10,999)
Eliminations	50	675	725	139	(22)	(957)	(115)
Operating expenses external	(3,156)	(197)	(3,353)	(1,618)	(2,455)	(3,688)	(11,114)

Income (loss) from operations internal	13,277	(296)	12,981	6	(431)	(3,688)	8,868
Eliminations	(73)	675	602	(550)	(52)	-	-
Income (loss) from operations external	$13,204	$379	13,583	(544)	(483)	(3,688)	8,868

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

EXECUTIVE OVERVIEW

Pope Resources, A Delaware Limited Partnership (“we” or the "Partnership"), was organized in late 1985 as a result of a spin-off by Pope & Talbot, Inc. (“P&T”). We are engaged in three primary businesses. The first, and by far most significant segment in terms of owned assets, revenue, income and operations, is the Fee Timber segment. This segment includes timberlands owned directly by the Partnership and operations of ORM Timber Fund I, LP (“Fund I”) and ultimately ORM Timber Fund II, Inc. (“Fund II”) and collectively with Fund I, the (“Funds”). Operations in this segment consist of growing timber to be harvested as logs for sale to domestic manufacturers and to a lesser extent export brokers. The second most significant business in terms of total assets owned is the development and sale of real estate. Real Estate activities primarily take the form of securing permits, entitlements, and, in some cases, installing infrastructure for raw land development and then realizing that land’s value through the sale of larger parcels to buyers who will take the land further up the value chain, either to home buyers or to operators and lessors of commercial property. Since these land projects span multiple years, the Real Estate segment may incur losses for multiple years while a project is developed until that project is sold resulting in operating income. Our third business is providing timberland management and related services to third-party timberland owners and to the Funds, and raising investment capital from third parties for private equity timber funds like the Funds.

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

RESULTS OF OPERATIONS

The following table reconciles and compares key revenue and cost elements that impact our net income for the quarter and nine-month periods ended September 30, 2008 and September 30, 2007. In addition to the table’s detailed numeric analysis, the explanatory text that follows the table describes many of these changes by business segment.

	Quarter ended	Nine months ended
	September 30, 2008 and 2007	September 30, 2008 and 2007
Net income (loss):
2008 period	$(23)	$2,601
2007 period	3,551	9,220
Variance	$(3,574)	$(6,619)

Detail of earnings variance:
Fee Timber:
Log price realizations (A)	$(1,427)	$(3,691)
Log volumes (B)	(2,152)	(7,450)
Depletion	(243)	769
Production costs	780	2,553
Other Fee Timber	50	394
Timberland Management & Consulting (TM&C):
Management fee changes	(159)	(165)
Other TM&C	300	265
Real Estate:
Land sales	(619)	(230)
Depletion	(20)	(157)
Other	38	103
General & administrative costs	(65)	772
Interest expense	51	214
Other (taxes, minority int., interest inc.)	(108)	4
Total change in net income	$(3,574)	$(6,619)

(A) Price variance calculated by applying the change in price to current period volume.
(B) Volume variance calculated by applying the change in sales volume to the average log sales price for the prior period.

Fee Timber

Fee Timber revenue is earned primarily from the harvest and sale of logs from the Partnership’s 114,000 acres of fee timberland located in western Washington and, to a lesser extent, from leasing cellular communication towers and selling gravel and other resources from our timberlands. Revenue from the sale of timberland tracts and conservation easements will also appear periodically in results for this segment. Fee Timber revenue is driven primarily by the volume of timber harvested, which we ordinarily express in terms of millions of board feet, or “MMBF”, and by the average prices realized on log sales, which we express in dollars per thousand board feet, or “MBF”.

When discussing our Fee Timber operations, we compare current results to both the previous quarter and the corresponding quarter of the prior year. Both of these comparisons are made to help the reader gain an understanding of trends in market price and harvest volumes that affect Fee Timber results of operations. Revenue and operating income for the Fee Timber segment for the quarters ended September 30, 2008, June 30, 2008 and September 30, 2007 are as follows:

($ Million) Quarter ended	Log Sale Revenue	Mineral, Cell Tower & Other Revenue		Total Fee Timber Revenue	Operating Income (loss)	Harvest Volume (MMBF)
Pope Resources Timber	$3.8	$0.5		$4.3	$1.3	7.4
Timber Fund	1.9	-		1.9	(0.4)	4.3
Total Fee Timber September 30, 2008	$5.7	$0.5		$6.2	$0.9	11.7

Pope Resources Timber	$7.0	$0.4		$7.4	$2.9	13.8
Timber Fund	0.3	2.4	*	2.7	-	0.7
Total Fee Timber June 30, 2008	$7.3	$2.8		$10.1	$2.9	14.5

Pope Resources Timber	$8.1	$0.5		$8.6	$3.9	12.9
Timber Fund	1.2	-		1.2	-	2.3
Total Fee Timber September 30, 2007	$9.3	$0.5		$9.8	$3.9	15.2
* Conservation easement revenue

The $3.9 million decrease in Fee Timber revenue in the current quarter relative to the second quarter of 2008 is due to decreases in both log sale revenue and other revenue. The decrease in log sale revenue of $1.6 million in the third quarter of 2008 as compared to the second quarter of 2008 is attributable to a 2.8 MMBF decrease in harvest volume combined with a $12/MBF, or 2%, decline in average log price realized. The $2.3 million decrease in other revenue from second quarter 2008 to third quarter 2008 is attributable to the sale of an 8,035-acre conservation easement by Fund I to a third-party land conservancy. While the conservation easement precludes any building or further subdivision on the encumbered acres, there are no restrictions on timberland management or harvesting activities. The $3.6 million decrease in log sale revenue in the current quarter from the comparable quarter in 2007 is due to both a 3.5 MMBF decline in harvest volume and a 20%, or $122/MBF, drop in average log prices.

Fee Timber operating income in the third quarter of 2008 decreased $2.0 million from the second quarter of 2008.  This is due to a third quarter decline of $1.6 million in log sale revenue and an increase in third quarter harvest and operating costs of $300,000 in addition to the absence of $110,000 of operating income present in the second quarter associated with Fund I’s conservation easement sale completed in the second quarter.

Fee Timber operating income for the current quarter is $3.0 million lower than the comparable period in the prior year. This decrease is due to the decline in revenue offset by a reduction in harvest and operating costs.

Fund I’s operating loss in the third quarter of 2008 was $413,000 compared to income of $27,000 in the second quarter of 2008 and a loss of $41,000 in the third quarter of 2007.  Results were lower based on increased harvest costs in the third quarter of 2008 compared to the second quarter of 2008 and the third quarter of 2007. Fund I’s operating income in the second quarter includes $110,000 realized from the sale of the aforementioned conservation easement.

Revenue and operating income for the Fee Timber segment for the nine-month periods ended September 30, 2008 and 2007 were as follows:

($ Million) Nine Months ended	Log Sale Revenue	Mineral, Cell Tower & Other Revenue		Total Fee Timber Revenue	Operating Income (loss)	Harvest Volume (MMBF)
Pope Resources Timber	$15.7	$1.4		$17.1	$6.6	30.4
Timber Fund	2.4	2.4	*	4.8	(0.5)	5.3
Total Fee Timber September 30, 2008	$18.1	$3.8		$21.9	$6.1	35.7

Pope Resources Timber	$26.5	$1.4		$27.9	$13.2	43.0
Timber Fund	2.7	-		2.7	0.4	4.9
Total Fee Timber September 30, 2007	$29.2	$1.4		$30.6	$13.6	47.9
* Conservation easement revenue

The decrease in Fee Timber revenue and operating income for the current nine-month period relative to the comparable period in 2007 is primarily attributable to a 12.2 MMBF decrease in harvest volume and a $104/MBF, or 17%, decline in average log price realized. The decrease in year-to-date 2008 harvest volume over 2007 is driven by the planned reduction in harvest volume from our estimated sustainable harvest level in response to weak log market conditions.

We perform an estimate of our sustainable harvest level bi-annually and we revise those estimates based on our assessment of timber growth rates and changes in the calculation of productive acres based on both land sales and regulatory requirements. Including timberland owned by Fund I, our current projection indicates a long-term sustainable harvest level of 53 MMBF, which represents a reduction of approximately 7% from our most recent previous estimates.  As previously described, management varies our actual harvest in any given year based upon changing market conditions.

 Revenue generated by Fund I for the nine months ended September 30, 2008 was $4.8 million compared to $2.7 million for the comparable prior year with this increase primarily due to revenue generated by the conservation easement sale. Fund I generated a $469,000 operating loss in 2008 compared to operating income of $379,000 in the same period of 2007 as harvest volumes and log prices are down from the previous year.  The conservation easement sale made a relatively small contribution to operating income for the nine months ended September 30, 2008 due to land basis that was expensed against the sale.

The Funds are consolidated into our financial statements and, as a result, Fund I’s harvest and operating results are included in the Fee Timber discussion herein. Fund II has not acquired any timberland but has completed an initial capital call for 1% of committed capital, or $458,000.  This capital call includes our co-investment of $88,000. The 80% of the Funds owned by third parties is reflected in our Statement of Operations under the caption “Minority interest-ORM Timber Funds”.

Log Volume

The Partnership harvested the following log volumes by species from its timberlands, including Fund I, for the quarters ended September 30, 2008, June 30, 2008 and September 30, 2007 and the nine-month periods ended September 30, 2008 and 2007:

Log sale volumes (MBF):	Quarter Ended:
Sawlogs	September-08	% Total	June-08	% Total	September-07	% Total
Douglas-fir	7,279	63%	8,925	62%	7,602	50%
Whitewood	1,293	11%	1,230	8%	2,272	15%
Cedar	281	2%	392	3%	931	6%
Hardwood	274	2%	451	3%	1,297	8%
Pulp
All Species	2,578	22%	3,464	24%	3,127	21%
Total	11,705	100%	14,462	100%	15,229	100%

Log sale volumes (MBF):	Nine Months Ended:
Sawlogs	September-08	% Total	September-07	% Total
Douglas-fir	23,405	66%	30,708	64%
Whitewood	3,035	8%	5,985	13%
Cedar	741	2%	1,566	3%
Hardwood	926	3%	2,304	5%
Pulp
All Species	7,568	21%	7,312	15%
Total	35,675	100%	47,875	100%

For the quarter ended September 30, 2008 we harvested 31% of our planned annual harvest as compared to 38% for the quarter ended June 30, 2008 and 28% for the comparable quarter in the prior year. For the nine months ended September 30, 2008, we have harvested 94% of our planned annual harvest volume of 38 MMBF, versus 87% of the total harvest volume of 55 MMBF for the comparable period in prior year. Of this year-to-date total, 5.3 MMBF relates to Fund I.  Our 2008 timber harvest volume has been reduced from our long-term sustainable level of 53 MMBF. This is in response to previously anticipated soft prices for logs, as forecasted in late 2007. Management has the discretion to modulate harvest between quarters and years in response to changes in the market.  For example, we increased harvest of stands with a higher mix of lower-valued pulpwood in 2008.  This was due to both a relatively strong market for pulp logs and an effort to allow the higher valued products to continue to grow during this period of soft prices.

Log Prices

While harvest volume is largely within management’s control, one additional factor that impacts our Fee Timber income is the price we realize upon selling our logs into the market. We work to maximize

Fee Timber revenue by timing harvest volumes within a year to capitalize on seasonal market conditions and we target particular species or sorts to take advantage of strong niche markets. For example, it is common to change the timing of harvest within a year to take advantage of seasonal changes in supply and price that might result from fire danger shutdowns, inclement weather and road closures. Additionally, harvests are adjusted in response to extremely poor markets when deferred volume can be made up in the subsequent year, or incrementally over a number of years. In 2008, we targeted niche markets for subsets of our total harvest that were experiencing lower relative price declines than the commodity log markets, such as Douglas-fir poles, alder veneer logs, pulp logs, and hemlock logs exported to Korea.

We realized the following log prices from our fee timberlands for the quarters ended September 30, 2008, June 30, 2008 and September 30, 2007 and the nine-month periods ended September 30, 2008 and 2007:

		Quarter Ended:
		September-08	June-08	September-07
Average price realizations (per MBF):
Sawlogs
	Douglas-fir	$520	$525	$622
	Whitewood	387	416	446
	Cedar	1,277	1,222	1,347
	Hardwood	593	671	960
Pulp
	All Species	357	366	353

Overall		489	501	611

		Nine Months Ended:
		September-08	September-07
Average price realizations (per MBF):
Sawlogs
	Douglas-fir	$538	$628
	Whitewood	413	467
	Cedar	1,246	1,335
	Hardwood	641	938
Pulp
	All Species	361	397

Overall		507	611

Douglas-fir: Douglas-fir is noted for its structural characteristics that make it generally preferable to other softwoods and hardwoods for the production of construction grade lumber and plywood. Demand and price for Douglas-fir sawlogs is very dependent upon the level of new housing construction. The price realized on Douglas-fir sawlogs in the current quarter declined $102/MBF, or 16%, from the same period in 2007 and declined $5/MBF, or 1%, from the second quarter of 2008. The decrease in price realized from the third quarter of 2007 to the current quarter is attributable to the continuation of weak domestic housing starts and a weak repair and remodel market. For the nine-month period ended September 30, 2008 the price realized is off $90/MBF, or 14%, from the same nine-month period in 2007, also a result of the aforementioned weak domestic housing and repair and remodel markets.

Whitewood: “Whitewood” is a term used to describe several softwood species, but for us primarily refers to western hemlock. Though generally considered to be of a lower quality than Douglas-fir, these logs are also used for manufacturing construction grade lumber and plywood. The average price realized on whitewood sawlogs in the current quarter decreased $29/MBF, or 7%, versus the second quarter of 2008 and declined $59/MBF, or 13%, versus the comparable period in 2007. Beginning midway through the second quarter of 2008 large volumes of storm-damaged whitewood entered the market as operations got underway to salvage logs that were blown down in a major windstorm that hit coastal Washington in late 2007. This influx of salvage material depressed both the export and domestic markets for whitewood during the second quarter of 2008. These same factors combined with the depressed housing markets served to bring down the average price realized for the year-to-date period ended September 30, 2008 by $54/MBF, or 12%, from the same year-to-date period in 2007.

Cedar: Cedar is a minor component in most upland timber stands and is generally used for outdoor applications such as fencing, siding, and decking. Although there is a link between demand for these products and housing starts, this link is not as strong as with most other softwood species.  Cedar prices have remained somewhat flat over the past few years with some seasonal fluctuation during the year. For the third quarter 2008, an improvement in the quality of logs harvested during the quarter, resulted in an increase in cedar log price realization of $55/MBF, or 5%, from the second quarter of the year. At the same time, these prices represented a decline of $70/MBF, or 5% from the comparable period in prior year.  Overall weak economic conditions have kept year-to-date prices for cedar down by $89/MBF, or 7%, from the same nine-month period in 2007.

Hardwood: “Hardwood” can refer to many different species, but on our tree farms primarily consists of red alder. The local mills that process red alder sawlogs are using the resource to manufacture lumber for use in furniture and cabinet construction. Over the last few years, the price realized from the sale of red alder sawlogs has increased in connection with relatively limited supply, coupled with increased demand as a result of new mills focused on hardwood lumber production in the Pacific Northwest. However, the demand for alder lumber has been blunted as users have substituted other species in the face of high alder prices. The effect from this substitution has translated to lower prices and explains why the year-to-date average price realized for hardwood is off $297/MBF, or 32%, from the nine-month period ended September 30, 2007. As such, the hardwood sawlog price for third quarter 2008 is off $367/MBF, or 38%, from the comparable period in 2007 and $78/MBF, or 12%, from the second quarter of 2008.

Pulp: Pulp is a lower quality log of all species that is not suitable for lumber production and is thus manufactured into wood chips. These chips are used to make a full range of pulp and paper products from unbleached linerboard used in paper bags and cardboard boxes to fine paper and specialty products. Pulp log prices declined $9/MBF, or 3%, from the second quarter of 2008 to the current quarter. Pulp log prices were relatively flat in the third quarter of 2008 from the same period 2007, increasing a modest $4/MBF, or 1%. For the nine months ending September 30, 2008, pulp log prices saw a decline of $36/MBF, or 9%, from the same period in 2007.  Softening of pulp log prices in 2008 is primarily due to increased supply coming from two sources.  First, a severe winter storm in December 2007 along the coast of Washington and Oregon resulted in a lot of blown-down trees.  Much of this timber volume was salvaged and sold into the pulp market.  In addition, pulp mills have shifted to more portable chipping operations as they adapt to lower residual volume supplied by local mills.

Customers
The table below categorizes timber sold by customer type for the quarters ended September 30, 2008, June 30, 2008 and September 30, 2007 and the nine-month periods ended September 30, 2008 and 2007 (all volume amounts represent MBF and all price information is presented on a $/MBF basis):

	Q3 2008		Q2 2008		Q3 2007
Destination	Volume	Price	Volume	Price	Volume	Price
Domestic mills	7,263	$507	8,869	$559	11,899	$678
Export brokers	1,864	600	2,129	550	203	523
Pulp	2,578	357	3,464	366	3,127	353
Total	11,705	$489	14,462	$501	15,229	$611

	Nine Months Ended:
	30-Sep-08		30-Sep-07
Destination	Volume	Price	Volume	Price
Domestic mills	21,988	$535	38,214	$652
Export brokers	6,119	586	2,349	616
Pulp	7,568	361	7,312	397
Total	35,675	$507	47,875	$611

Volume sold to domestic lumber mills represents 62% and 61%, respectively, in the third and second quarters of 2008 versus 78% for the third quarter of 2007. Export brokers make up 16% of third quarter 2008 sales volume versus 15% of the second quarter volume and 1% of volume for the comparable period in 2007. For the year-to-date period ended September 30, 2008, volumes sold to domestic mills declined to 62% from 80% for same period in 2007 while volumes sold to export brokers increased to 17% from 5%. The increased export volume in 2008 represents spot markets for hemlock and for higher grade Douglas-fir sawlogs that would normally go to domestic customers. Strengthening of these export markets for logs provides welcome market diversification while domestic log demand is weak.

Pulp log markets represented 22% in the third quarter of 2008 sales versus 24% in the second quarter of 2008 and 21% for the same period in 2007. Pulp markets for the year-to-date period ended September 30, 2008 increased to 21% from 15% from the same period in 2007. Despite a drop in price from 2007 to 2008, the average price for pulp logs in 2008 is still relatively high by historic standards. As a result, management shifted harvest activities to timber stands that were high in pulp log content. By focusing our current harvest on stands with a higher content of low-quality pulp logs we will allow higher quality timber stands to continue to grow while we wait for domestic log markets to improve.

Cost of Sales

Cost of sales for the Fee Timber segment consists of harvest and haul costs and depletion expense. Harvest and haul costs represent the direct cost incurred to convert trees into logs and deliver those logs to their point of sale. Depletion expense represents the cost of acquiring or growing the harvested timber. The applicable depletion rate is derived by dividing the aggregate cost of timber and capitalized road expenditures by the estimated volume of merchantable timber available for harvest at the beginning of that year. The depletion rate is then applied to the volume harvested in a given period to calculate depletion expense for that period. We used two separate depletion rates in both 2008 and 2007, with our primary pool used for volume harvested from the Hood Canal and Columbia tree farms and the second pool for volume harvested from tree farms owned by Fund I.

Fee Timber cost of sales for the quarters ended September 30, 2008, June 30, 2008 and September 30, 2007 and the nine-month periods ended September 30, 2008 and 2007, respectively, are summarized in two pairs of tables as follows, with the first table in each pair expressing these costs in total dollars and the second table in each pair expressing the costs on a per unit of production basis:

($ Million) Quarter ended	Harvest, Haul and Other	Cost of Conservation Easement Sale	Depletion	Total Cost of Sales
September 30, 2008	$2.4	$-	$1.7	$4.1
June 30, 2008	2.8	2.2	1.1	6.1
September 30, 2007	3.2	-	1.4	4.6

($ Million) Quarter ended	Harvest, Haul and Other per MBF	Depletion per MBF	Total Cost of Sales per MBF *
September 30, 2008	$206	$143	$349
June 30, 2008	197	75	272
September 30, 2007	210	94	304

($ Million) Nine months ended	Harvest, Haul and Other	Cost of Conservation Easement Sale	Depletion	Total Cost of Sales
September 30, 2008	$7.0	$2.2	$3.4	$12.6
September 30, 2007	9.5	-	4.2	13.7

($ Million) Nine months ended	Harvest, Haul and Other per MBF	Depletion per MBF	Total Cost of Sales per MBF *
September 30, 2008	$195	$96	$291
September 30, 2007	199	87	286

* Total excludes cost of conservation easement sale

Cost of sales for the third quarter of 2008 decreased $2.0 million from the second quarter of 2008 due to a decline in harvest volume and related costs in the third quarter and non-recurring costs from the second quarter conservation easement sale on Fund I’s timberland, offset by higher depletion costs in the third quarter of 2008. Harvest volume decreased to 11.7 MMBF in the third quarter of 2008 from 14.5 MMBF in the second quarter of 2008. The $537,000 decrease in cost of sales from the comparable quarter in the prior year is due to a decline in harvest volume of 3.5 MMBF from third quarter of 2007 that was offset by an increase in depletion costs.

Harvest and haul costs increased $9/MBF in the third quarter of 2008 relative to the second quarter of 2008 and decreased $4/MBF relative to the same quarter of 2007. Harvest costs vary based upon the physical site characteristics of the specific acres harvested during the period. For example, difficult-to-access sites or those located on steep hillsides are more expensive to harvest. Furthermore, haul costs vary based upon the distance between the harvest area and the mill customer’s location.  Approximately 37% of third quarter 2008 harvest came from Fund I settings which have higher average harvest and haul costs than the Hood Canal tree farm, which represented the bulk of remaining third quarter 2008 harvest volume.

In the tables below the column labeled “Pooled” consists primarily of historical cost of timber that has been owned by the Partnership for many decades together with the Columbia property that was acquired in 2001. The column labeled “Timber Fund” consists of timber acquired by Fund I in the fourth quarter of 2006 where the book value is higher than the pooled properties such that an elevated depletion rate results for the Fund properties.

Depletion expense for the quarters ended September 30, 2008, June 30, 2008 and September 30, 2007 and the nine-month periods ended September 30, 2008 and 2007 was calculated as follows:

	Quarter Ended September 30, 2008
	Pooled	Timber Fund	Combined
Volume harvested (MBF)	7,373	4,332	11,705
Rate/MBF	$64	$276	$143
Depletion expense ($000's)	$475	$1,197	$1,672

	Quarter Ended June 30, 2008
	Pooled	Timber Fund	Combined
Volume harvested (MBF)	13,753	709	14,462
Rate/MBF	$65	$274	$75
Depletion expense ($000's)	$889	$194	$1,083

	Quarter Ended September 30, 2007
	Pooled	Timber Fund	Combined
Volume harvested (MBF)	12,918	2,311	15,229
Rate/MBF	$70	$226	$94
Depletion expense ($000's)	$908	$522	$1,430

	Nine Months Ended September 30, 2008
	Pooled	Timber Fund	Combined
Volume harvested (MBF)	30,429	5,246	35,675
Rate/MBF	$65	$276	$96
Depletion expense ($000's)	$1,964	$1,446	$3,410

	Nine Months Ended September 30, 2007
	Pooled	Timber Fund	Combined
Volume harvested (MBF)	43,000	4,875	47,875
Rate/MBF	$70	$237	$87
Depletion expense ($000's)	$3,023	$1,156	$4,179

Operating Expenses

Fee Timber operating expenses for the quarters ended September 30, 2008, June 30, 2008 and September 30, 2007 were $1.2 million, $1.0 million and $1.3 million, respectively. Operating expenses for the nine-month periods ended September 30, 2008 and September 30, 2007 were $3.1 million and $3.4 million, respectively. Operating expenses include management, silviculture and the cost of both maintaining existing roads and building temporary roads required for harvest activities. The primary factor in the fluctuation of operating expenses is the timing of silviculture and road costs.

Timberland Management & Consulting

The Timberland Management & Consulting segment generates revenue by providing timberland management and forestry consulting services to third-party timberland owners and managers. An additional aspect of this segment’s activities is the development of timberland property investment portfolios on behalf of third-party clients such as Fund I.

The Timberland Management & Consulting segment is currently managing more than 267,000 acres of timberland for Cascade Timberlands LLC and an additional 24,000 acres for Fund I. The Cascade project includes management, consulting, and disposition services.

Revenue and operating loss for the Timberland Management & Consulting segment for the quarters ended September 30, 2008 and September 30, 2007 and the nine-month periods ended September 30, 2008 and 2007 were as follows:

($ Million) Quarter ended	Revenue	Operating loss
September 30, 2008	$0.3	$0.1
September 30, 2007	0.4	0.2

($ Million) Nine months ended	Revenue	Operating loss
September 30, 2008	$0.7	$0.4
September 30, 2007	1.1	0.5

Revenue and operating loss for the third quarter of 2008 was flat when compared to the second quarter of 2008 and declined slightly from the third quarter a year ago.  Revenue and operating losses for the nine-month periods ending September 30, 2008 were $341,000 and $100,000 lower, respectively, than the same nine-month period in 2007. This is a result of the December 31, 2007 closure of our McCloud, California office, which resulted in decreased revenue and operating costs, together with a decrease in Cascade management fees resulting from the sale of acres by Cascade. Decreased operating expenses related to the McCloud office were partially offset by increased costs associated with the formation of Fund II.

ORM Timber Fund I and II are consolidated into the Partnership's financial statements. When these Funds are consolidated the management fees paid by the Funds to Pope Resources are eliminated. The elimination of these fees reduces revenue in the Timberland Management & Consulting segment and operating expense in the Fee Timber Segment. For internal financial reporting purposes we present segment performance prior to the management fee elimination and this presentation is included as part of Footnote 9 to the financial statements above. For internal purposes the Timberland Management & Consulting segment reports $6,000 of operating income for the nine months ended September 30, 2008 while the Fee Timber segment reports operating income of $13.0 million.

Fund I was formed by Olympic Resource Management LLC (ORMLLC) for the purpose of attracting investor capital to purchase timberlands. Fund I had a $61.8 million capital commitment and we placed $58.5 million of this commitment in late 2006. Pope Resources’ co-investment totaled $11.7 million, or 20% of Fund I. Because ORMLLC, a wholly owned subsidiary of the Partnership, is the general partner of Fund I, the Partnership effectively controls Fund I and is thus treated as a consolidated subsidiary and reported under the Fee Timber segment. Operating results attributed to the 80% third-party interest in the Funds are reported under “Minority interest-ORM Timber Funds”, below operating income.

In July 2008, we completed the first of two expected closings for Fund II with total capital commitments of $46.3 million. Our co-investment in this first close is $9.3 million. The second and final close is expected to take place in the fourth quarter of 2008 to bring the total committed capital balance to between $100 million and $120 million, including our co-investment of 20% of the committed capital balance. Upon closing, Fund II organizing documents require that 1% of the committed capital balance is called but future capital calls are not made until suitable timber properties are identified and acquired. Fund II is a corporation organized as a domestically controlled timber real estate investment trust (“REIT”). When Fund II has acquired properties, we expect the accounting treatment for its assets, liabilities, results of operations and cash flows to mirror that of Fund I.

Operating Expenses

Timberland Management & Consulting operating expenses for the quarters ended September 30, 2008 and 2007 were $390,000 and $610,000, respectively. The decrease in operating expense is attributable to the closure of the McCloud office with attendant reduction in operating costs offset in part by an increase in costs related to the formation of Fund II. Operating expenses for the nine-month periods ended September 30, 2008 and September 30, 2007 were $1.2 million and $1.6 million respectively, with the difference between the two attributable to the same aforementioned reasons that explained quarter-to-quarter comparisons.

Real Estate

The Partnership’s Real Estate segment consists primarily of revenue from the sale of land together with residential and commercial property rents. The Partnership’s real estate holdings are located primarily in Pierce, Kitsap, and Jefferson Counties in Washington State.

Revenue and operating income and loss for the Real Estate segment for the quarters and nine-month periods ended September 30, 2008 and 2007 were as follows:

($ Million) Quarter ended	Revenue	Operating income (loss)
September 30, 2008	$0.9	$(0.1)
September 30, 2007	2.0	0.5

($ Million) Nine months ended	Revenue	Operating income (loss)
September 30, 2008	$2.4	$(0.8)
September 30, 2007	2.6	(0.5)

Real Estate revenue for the quarters and nine-month periods ended September 30, 2008 and 2007 is comprised of the following:

For the three months ended (in '000s):
Description	Revenue	Gross Margin	Acres Sold	Revenue/ Acre	Gross Margin/ Acre
Rural Residential	$570	$492	88	$6.48	$5.59
Rentals	$364	364	NA	NA	NA
Other	$6	8	NA	NA	NA
September 30, 2008 Total	$940	$864	88	$6.48	$5.59

Rural Residential	$350	$287	33	$10.61	$8.70
Commercial/business park	230	166	1	$230.00	$166.00
Rentals	293	293	NA	NA	NA
Other	12	12	NA	NA	NA
Revenue recognized on % complete for 2006 closings
complete for 2006 closings	1,084	668	NA	NA	NA
September 30, 2007 Total	$1,969	$1,426	34	$17.06	$13.32

For the nine months ended (in '000s):
Description	Revenue	Gross Margin	Acres Sold	Revenue/ Acre	Gross Margin/ Acre
Rural Residential	$1,456	$905	192	$7.58	$4.71
Rentals	885	884	NA	NA	NA
Other	65	68	NA	NA	NA
September 30, 2008 Total	$2,406	$1,857	192	$7.58	$4.71

Rural Residential	$473	$389	45	$10.51	$8.64
Commercial/business park	230	166	1	$230.00	$166.00
Rentals	754	754	NA	NA	NA
Other	14	14	NA	NA	NA
Revenue recognized on % complete for 2006 closings
complete for 2006 closings	1,097	649	NA	NA	NA
September 30, 2007 Total	$2,568	$1,972	46	$15.28	$12.07

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

Revenue for the Real Estate segment was $1.0 million lower in the third quarter of 2008 compared to third quarter of 2007 due to deferred revenue recognized on 2006 sales and commercial/business park sales not occurring in the current quarter, offset by increased revenue earned on rural residential sales and rental revenue. Revenue for the nine-month period ended September 30, 2008 included sales of six residential lots, resulting in revenue that was $162,000 lower than the same period in 2007 as a result of commercial/business park property sales in 2007 that did not recur in 2008.

Cost of Sales

Real Estate cost of sales for the quarters ended September 30, 2008 and 2007 was $76,000 and $543,000, respectively. On a year-to-date basis, cost of sales was $549,000 and $596,000 for the nine-month periods ended September 30, 2008 and 2007, respectively. Cost of sales for the three and nine-month periods ended September 30, 2008 represents costs incurred on sales of three and six rural residential lots, respectively, versus cost of sales in 2007 for the sales of residential lots, a commercial/business park lot and costs related to deferred revenue recognized.

Operating Expenses

Real Estate operating expenses for the quarters ended September 30, 2008 and 2007 were $925,000 and $886,000, respectively. The increase in operating expenses in 2008 is due primarily to an increase in professional costs incurred in the pursuit of entitlements for real estate projects and an increase in routine maintenance costs at the Port Gamble townsite. For the nine-month periods ended September 30, 2008 and 2007 operating expenses were $2.6 million and $2.5 million, respectively.

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

In October 2007 P&T filed for bankruptcy in Canada, followed in November 2007 by a Chapter 11 bankruptcy filing in the United States. Since then, P&T has undertaken to sell substantially all of its assets, and in July 2008 P&T’s bankruptcy was converted to a plan of liquidation under Chapter 7. These actions raised substantial doubt in management's views as to whether P&T can meet all or any portion of its obligations under our settlement and remediation agreement.

Because of the joint and several liability that attends to the cleanup obligation, management has taken a number of steps to reassess our own exposure. We increased our remediation estimate by $1.9 million in the fourth quarter of 2007 to reflect our revised estimate of the remediation costs. Management continues to monitor closely both the Port Gamble cleanup process and the P&T bankruptcy proceeding; however, in light of current circumstances our addition of $1.9 million in the fourth quarter of 2007 to the remediation liability reflects what management believes to be the best estimate of the remaining cleanup cost based upon an estimation method that represents the most likely outcome. The Monte-Carlo simulation model used to estimate this liability indicated a range of potential liability from $276,000 to $6.3 million which represents the range two standard deviations from the mean of the estimated liability as of December 31, 2007.  The balance of our remediation liability as of September 30, 2008 is $1.8 million

The environmental liability at September 30, 2008 includes $465,000 that the Partnership expects to expend in the next 12 months and $1.3 million thereafter. Current activities at the site include dismantling a sparge area of dredged materials on the millsite itself and costs for developing a clean up plan for the site as a whole. Activity in the environmental remediation liability is detailed as follows:

	Balances at the Beginning of the Period	Additions to Accrual	Expenditures for Monitoring and Remediation	Balances at the End of the Period
Year Ended December 31, 2007	$242,000	$1,878,000	$126,000	$1,994,000
Quarter ended March 31, 2008	$1,994,000	-	$33,000	$1,961,000
Quarter ended June 30, 2008	$1,961,000	-	$127,000	$1,834,000
Quarter ended September 30, 2008	$1,834,000		$74,000	$1,760,000

General and Administrative (G&A)

General and administrative expenses for the quarters ended September 30, 2008 and 2007 were $1.0 million and $957,000, respectively. For the nine months ended September 30, 2008 and 2007 G&A expenses were $2.9 million and $3.7 million, respectively. G&A expenses declined in 2008 due to non-recurring professional costs expensed in 2007 to evaluate capital structuring alternatives with management and the Board of Directors of the General Partner.

Interest Income and Expense

Interest income for the quarter ended September 30, 2008 was $237,000 compared to $453,000 for the corresponding period of 2007. The decrease in interest income is due to a decrease in the average cash and investment balance and a decrease in average rates of return for the quarter ended September 30, 2008 compared to the same quarter in 2007. On a year-to-date basis, interest income decreased to $850,000 from $1.3 million for the corresponding period in 2007 for the same aforementioned reasons.

Interest expense for the three-month periods ended September 30, 2008 and 2007 was $613,000 and $637,000, respectively. The Partnership’s debt consists primarily of mortgage debt with a fixed interest rate. The decrease in interest expense is due to a decrease in long-term debt as a result of our scheduled annual principal payments of $1,290,000 that occurred on March 31st. For the quarter ended September 30, 2008, $321,000 of interest expense was capitalized to the long-term development projects at Gig Harbor and Bremerton. In the third quarter of 2007, we capitalized $294,000 of interest expense to the Gig Harbor and Bremerton projects. On a year-to-date basis, interest expense prior to the reduction for capitalized interest remained flat at $1.9 million for both 2008 and the corresponding period in 2007. Capitalized interest for the nine months ended September 30 increased to $940,000 in 2008 from $812,000 in 2007 on increased basis amounts in 2008 over the same period in 2007.

Income Tax

Pope Resources is a limited partnership and is, therefore, not subject to federal income tax. Taxable income/loss is instead reported to unitholders each year on a Form K-1 for inclusion in each unitholder’s tax return. Pope Resources does have corporate subsidiaries, however, that are subject to income tax.

For the quarter ended September 30, 2008, the Partnership recorded a $51,000 tax benefit as compared to a $5,000 expense for income taxes for the corresponding period in 2007. On a year-to-date basis, the provision for income taxes was $6,000 in 2008 compared to a $22,000 tax expense for the period ended September 30, 2007.

Minority Interest-IPMB

Minority Interest-IPMB represents that share of income earned from the Investor Portfolio Management Business (IPMB) allocated to Pope MGP, Inc., the Managing General Partner of the Partnership. The 1997 amendment to the Limited Partnership Agreement authorizing the Partnership to pursue the IPMB further specifies that income from the IPMB will be split using a sliding scale allocation method beginning at 80% to the Partnership’s wholly-owned subsidiary, ORM, Inc., and 20% to Pope MGP, Inc. The sliding scale allocation method evenly divides IPMB income between ORM, Inc. and Pope MGP, Inc. once such income reaches $7,000,000 in a given fiscal year. The share of IPMB allocated to Pope MGP is further split between Pope MGP and a management incentive plan. In both the third quarters and year-to-date periods of 2007 and 2008, Pope MGP’s share of IPMB was zero as the IPMB did not generate income in either of the quarters, respectively.

Current activities of the IPMB are contained in the Timberland Management & Consulting segment, which include timberland consulting, management, acquisition, and disposition services, and expenses associated with the launch of a second private equity timber fund.

Minority Interest-ORM Timber Funds

Minority interest-ORM Timber Funds represent the portion of the Funds’ income and loss during the quarter and for the nine-month periods ended September 30, 2008 attributed to the 80% of Fund I and Fund II owned by third-party investors. The increase in this amount in the third quarter of 2008 from the comparable period in prior year is due to the increase in operating losses of Fund I due to the decline in volume harvested and log price realized.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Liquidity and Capital Resources

We ordinarily finance our business activities using funds from operations and, where appropriate in management’s assessment, a bank line of credit. Funds generated internally from operations and the repurchase of our SLARS portfolio and externally through financing are expected to provide the required resources for the Partnership's future capital expenditures. Cash and cash equivalents are invested directly in treasury bills and in money market funds that invest only in U.S. government-issued securities. The Partnership’s debt-to-total-capitalization ratio as measured by the book value of equity was 25% as of September 30, 2008 and 2007 and 24% as of December 31, 2007. The change in debt-to-total-capitalization ratio at September 30, 2008 reflects offsetting year-to-date events. The first was our annual timberland mortgage payment of $1.3 million which occurred on March 31 that reduced long-term debt outstanding, offset by $6.4 million in distributions to unit-holders and $3.6 million in units repurchased pursuant to our unit repurchase program that began in late 2007.

At September 30, 2008, the Partnership held AAA-rated Student Loan Auction Rate Securities (“SLARS”) with a par value of $14.6 million but an estimated fair value, based on the methodology described in the notes to the unaudited financial statements included with this report, of $13.0 million. SLARS are collateralized long-term debt instruments that are intended to provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 28 days. Beginning in February 2008, auctions failed for approximately $17 million in par value of SLARS we held because sell orders exceeded buy orders.

In October 2008, SLARS with a par value of $10.6 million were repurchased at par by the broker-dealer that sold us the securities.  As of September 30, 2008 the estimated fair value of these securities was $9.3 million and therefore we recorded a temporary impairment of $1.3 million in accumulated other comprehensive loss and reclassified the $9.3 million to a current asset.  We will reverse the impairment allowance, with no impact to earnings or loss, in the fourth quarter of 2008.

The remaining SLARS portfolio of $4.0 million of par value is held with a broker-dealer that has not agreed to repurchase the securities.  Although higher interest rates for SLARS went into effect upon failure of the auctions, the principal amount of the securities associated with failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. We have thus classified the remaining $4.0 million par value of SLARS - where we have received neither a repurchase agreement from the broker-dealer nor an agreement to redeem by the issuer - as a non-current asset at management’s estimate of fair value of $3.7 million.

The Partnership’s debt consists primarily of a timberland mortgage with a fixed amortization schedule and loan term, which includes a prepayment penalty. On July 31, 2008, the Partnership entered into a $40 million revolving line of credit with Northwest Farm Credit Services. Northwest Farm Credit Services provides financing and related services to timber producers, farmers, ranchers, commercial fishermen, and agribusinesses in the Pacific Northwest. It is part of the 90-year-old Farm Credit System, a nationwide network of customer-owned lending institutions and specialized service organizations that provide about one-third of the total credit used by America's farmers, ranchers and agricultural cooperatives. Our unsecured revolving loan agreement with Northwest Farm Credit Services matures in August 2011 and imposes maintenance of a minimum debt-to-total capitalization ratio that the Partnership passes comfortably at present. As of September 30, 2008, there were no amounts outstanding on the line of credit.  The cash we hold in excess of our current operating needs together with this newly obtained line of credit provides the Partnership with ample liquidity for its near-term operating needs, even if we are not able to liquidate, in a timely manner, the $4.0 million of SLARS not subject to a repurchase agreement.

Over the remaining three months of 2008, management plans to harvest approximately 2 MMBF of timber for a total fiscal 2008 harvest of 38 MMBF. Since harvest plans are based on demand and pricing, actual harvest levels may vary, and revenue may vary substantially, subject to management's ongoing review of market conditions. Management believes that the working capital and borrowing capacity available to the Partnership will be sufficient to meet cash requirements.

Current assets declined $10.8 million from December 31, 2007 to September 30, 2008. This decline in current assets includes the reclassification of $4.0 million of SLARS from current to non-current investments as well as a $1.3 million temporary impairment to the SLARS as a result of the failed auctions associated with these securities. As of December 31, 2007 we held $30.8 million of SLARS of which $13.9 million were liquidated prior to the deterioration of the auction process for these securities. The decline in current assets has had little impact on our debt covenants and in management’s opinion, has not materially impacted the Partnership’s borrowing capacity. Our balance sheet remains strong with borrowing capacity sufficient to fund operations and management’s plans for future timber fund co-investments and investments in development properties.

For the nine months ended September 30, 2008, overall cash and cash equivalents increased $10.1 million versus a decrease of $3.3 million for the corresponding period in the prior year. Cash provided by operating activities was $7.9 million for the nine months ended September 30, 2008 versus cash provided by operating activities of $12.0 million for the corresponding period in 2007. The decrease in cash generated by operating activities primarily results from a decline in log volume harvested and average log price realizations partially offset by land and conservation easement sales and a decrease in cash used for working capital.

Cash provided by investing activities was $12.8 million for the first nine months of 2008 versus cash used in investing activities of $9.4 million for the corresponding period in 2007. The increase in cash provided by investing activities resulted from the sale and redemption of $16.2 million of SLARS during the first nine months of 2008. In October 2008, one of the broker-dealers through whom we invested in these SLARS repurchased at par the $10.6 million of our SLARS portfolio that we held with this institution.  As of September 30, 2008 the estimated fair value of these securities was $9.3 million therefore we recorded a temporary impairment of $1.3 million in accumulated other comprehensive loss and reclassified the $9.3 million to a current asset.  We will reverse the impairment allowance, with no impact to net earnings or loss, in the fourth quarter of 2008.  As for the remaining $4.0 million of SLARS held through a different broker-dealer, management has recorded a $293,000 other-than-temporary impairment in value to our statement of operations for the quarter ended September 30, 2008 and we continue to classify these securities as non-current on our balance sheet.

Capital expenditures for the year-to-date period ended September 30, 2008 totaled $3.4 million and consisted of the following:

(Thousands)	Nine month period ended
For the nine months ended:	September 30, 2008
Capitalized interest:
Gig Harbor	$820
Bremerton	120
Subtotal		940
Capitalized development projects:
Bremerton	492
Arborwood	277
Gig Harbor	225
Other sites	291
Subtotal		1,285
Reforestation		723
Port Gamble capital improvements		259
Vehicles and miscellaneous		222
Total capital expenditures		$3,429

Cash used in financing activities increased to $10.6 million for the first nine months of 2008 from $5.8 million for the comparable period in prior year. This increase is due primarily to the repurchase of $3.6 million of partnership units in the first four months of 2008.  Cash provided by financing activities include $370,000 of subscription payments from Fund II investors and $352,000 received from employee option exercises.

On November 6, 2008, the Partnership announced a quarterly distribution of 40 cents per unit, effective for unitholders of record on November 26, 2008 and payable on December 10, 2008.

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

Timberland Management & Consulting. Currently Timberland Management & Consulting operations are not seasonal.

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

Capital Expenditures and Commitments

Projected capital expenditures for the last quarter of 2008 are $2.0 million, excluding any potential co-investment by the Partnership in ORM Timber Fund II, Inc. (“Fund II”). Projected capital expenditures are currently expected to include the following: $658,000 and $123,000 for the Gig Harbor and Bremerton sites, respectively; plus $297,000 and $44,000 of capitalized interest for the Gig Harbor and Bremerton sites, respectively; $252,000 for the Port Gamble townsite; and $328,000 for other development sites. Projected capital expenditures for Fee Timber are expected to approximate $415,000. These expenditures could be increased or decreased as a consequence of future economic conditions. Projected capital expenditures are subject to permitting timetables and progress towards closing on specific land sale transactions.

Fund II completed its first close in July 2008 with total committed equity of $46.3 million of which Pope Resources’ commitment is $9.3 million. We expect to complete the second and final close of Fund II by the end of 2008 with a total committed fund balance of between $100 million and $120 million, with Pope Resources investing 20% of this amount. With the exception of 1% of the committed capital called upon closing, the remaining capital commitment will not be called until Fund II has located and successfully acquired suitable timber properties.

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

Fair Value Determination for Student Loan Auction Rate Securities (SLARS): At September 30, 2008, Pope Resources held AAA-rated Student Loan Auction Rate Securities (“SLARS”) with a par value of $14.6 million and an estimated fair value, based on the discussion below, of $13.0 million. SLARS are collateralized long-term debt instruments that historically provided liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 28 days. Beginning in February 2008, auctions failed for approximately $17 million in par value of SLARS we held because sell orders exceeded buy orders. When these auctions failed to clear, higher interest rates for those securities went into effect. However, the funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. The underlying assets of the SLARS we hold, including the securities for which auctions have failed, are student loans which are guaranteed by the U.S. Department of Education for 97% of the loan and interest due.

In October 2008 $10.6 million in par value of SLARS were repurchased at par by the broker-dealer that sold us the securities.  As of September 30, 2008 the estimated fair value of these securities was $9.3 million therefore we recorded a temporary impairment of $1.3 million in accumulated other comprehensive loss and reclassified the $9.3 million to a current asset.  We will reverse this impairment allowance, with no impact to net earnings or loss, in the fourth quarter of 2008.

As for the remaining $4.0 million of SLARS held through a different broker-dealer, management has recorded a $293,000 other-than-temporary impairment in value to our statement of operations for the quarter ended September 30, 2008 and will continue to report this portion of the portfolio as a non-current asset.

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

In addition to the agreement to repurchase $10.6 million of our SLARS portfolio we also received an offer to redeem securities by one of the issuers which include $2 million of the SLARS subject to repurchase by the broker dealer and $2 million of the remaining $4.0 million of SLARS held at a different institution.  This offer to redeem is 93% to 94% of par but the issuer is not bound to redeem these securities unless 95% or more of the holders agree to tender their securities and a subsequent refinancing can be arranged.  We used this redemption offer as a Level 2 input to determine the value of these SLARS. We have used Level 3 inputs to estimate fair value for the remaining $10.6 million of our SLARS portfolio.

Under current credit market conditions there is no actively traded market for SLARS, thus eliminating any available Level 1 inputs for use in determining a market value of those securities not subject to a repurchase agreement or offer to redeem by the issuer. SLARS are unique and there are no other markets that one can observe to determine a value for the SLARS. We were able to identify market interest rates for similar securities and perform a discounted cash flow calculation using these alternative interest rates. This method of determining value represents a Level 3 input, which is the best evidence we have to indicate value under today’s market conditions. If the current market conditions deteriorate further or a recovery in market value does not occur, we may be required to record additional unrealized or realized losses in future quarters.

Consolidation of ORM Timber Fund I, LP (Fund I) and ORM Timber Fund II, Inc. (Fund II): The Funds are owned 19% by Pope Resources, A Delaware Limited Partnership, 1% by Olympic Resource Management LLC (a wholly owned subsidiary of the Partnership), and 80% by third-party investors. Olympic Resource Management LLC is the general partner of Fund I and manager of Fund II. Limited partners in Fund I and shareholders in Fund II do not have the right to dissolve the Funds or otherwise remove Olympic Resource Management LLC without cause nor do they have substantive participating rights in major decisions of the Funds. Based on this governance structure, Olympic Resource Management LLC has presumptive control of the Funds and, as a result, under accounting rules the Funds must be consolidated into the Partnership’s financial statements.

Olympic Resource Management LLC earns management fees for managing the Funds once a property is purchased. Transactions between the Funds and Pope Resources and its subsidiaries are eliminated in consolidation. The portion of loss attributed to the 80% of the Funds not owned by us is reported as Minority interest-ORM Timber Funds.

Purchased Timberlands Allocation: When the Partnership acquires timberlands, a purchase price allocation is performed that allocates cost between the categories of merchantable timber, pre-merchantable timber, and land based upon the relative fair values pertaining to each of the categories. When timberland is acquired the land is evaluated for current value. To the extent the land has value under current market conditions as something other than timberland, generally referred to as higher-and-better-use, or “HBU”, we assign a value greater than that typically associated with timberland.

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

In late October 2007 P&T filed for bankruptcy in Canada, followed in November 2007 by a Chapter 11 bankruptcy filing in the United States. Since then, P&T has undertaken to sell substantially all of its assets, and in July 2008 P&T’s bankruptcy was converted to a plan of liquidation under Chapter 7. These actions raised substantial doubt in management's views as to whether P&T can meet all or any portion of its obligations under our settlement and remediation agreement.

Because of the joint and several liability that attends to the cleanup obligation, management has taken a number of steps to reassess our own exposure. We increased our remediation estimate by $1.9 million in the fourth quarter of 2007 to reflect our revised estimate of the remediation costs. Management continues to monitor closely both the Port Gamble cleanup process and the P&T bankruptcy proceeding; however, in light of current circumstances our addition of $1.9 million in the fourth quarter of 2007 to the remediation liability reflects what management believes to be the best estimate of the remaining cleanup cost based upon an estimation method that represents the most likely outcome. The Monte-Carlo simulation model used to estimate this liability indicated a range of potential losses of $276,000 to $6.3 million which represents the range two standard deviations from the mean of the estimated liability as of December 31, 2007.  The balance of our remediation liability as of September 30, 2008 is $1.8 million

Property development costs: The Partnership is developing several master planned communities with the Gig Harbor and Bremerton projects being the most notable currently. Costs of development, including interest, are capitalized for these projects and allocated to individual lots based upon their relative preconstruction value. This allocation of basis supports, in turn, the computation of those amounts reported as a current vs. long-term asset (“Land Held for Sale” and “Land Held for Development”, respectively). As lot sales occur, the allocation of these costs becomes part of cost of sales attributed to individual lot sales. Costs associated with land including acquisition, project design, architectural costs, road construction, and utility installation are accounted for as investment activities (as opposed to an operating activity) on our statement of cash flows. These investments are often made for a number of years prior to the realization of revenue from the disposition of these properties. Cash generated from the sale of these properties is classified as an operating activity on our cash flow statement as the sale of these properties is the main operating activity of our Real Estate segment.

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

Impairment of Long Lived Assets: The Partnership evaluates its long lived assets for impairment and recognizes an impairment loss in connection with long-lived assets when the carrying value exceeds the estimated future undiscounted cash flows attributable to those assets over the expected useful life. The Partnership obtains annual appraisals of its timberlands and compares the expected future cash flows of those properties to the carrying value to determine if an asset impairment is indicated. The long term holding period of timberland properties make an asset impairment unlikely as the undiscounted expected cash flows from a timberland would need to decrease significantly to not total in excess of the carrying value of a timber property. The Partnership evaluates its development properties for impairment by comparing actual income generated by the project against expectations. When actual results compare unfavorably to plan the property is evaluated to determine if the carrying value is less than the projected undiscounted cash flows attributable to the property. The land basis associated with most of our development properties is well below current market value therefore an asset impairment charge on one of our development projects is not likely.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Interest Rate Risk

As of September 30, 2008, the Partnership had $29.4 million of fixed-rate debt outstanding with a fair value of approximately $30.9 million based on the current interest rates for similar financial instruments. A change in the interest rate on fixed-rate debt will affect the fair value of the debt, whereas a change in the interest rate on variable-rate debt will affect interest expense and cash flows. A hypothetical 1% change in prevailing interest rates would change the fair value of the Partnership's fixed-rate long-term debt obligations by $1.0 million. We are not subject to material foreign currency risk, derivative risk, or similar uncertainties,

ITEM 4. CONTROLS AND PROCEDURES

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

As of the end of the period covered by this quarterly report on Form 10-Q our Executive Officers completed an evaluation of the disclosure controls and procedures and have determined them to be effective. There have been no changes to internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

Liquidity and Valuation of Student Loan Auction Rate Securities

At September 30, 2008 Pope Resources held AAA-rated Student Loan Auction Rate Securities (“SLARS”) with a par value of $14.6 million but an estimated $13.0 million fair value. SLARS are collateralized long-term debt instruments that historically provided liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 28 days. Beginning in February 2008, auctions failed for approximately $17 million in par value of SLARS we held because sell orders exceeded buy orders. When these auctions failed to clear, higher interest rates for those securities went into effect. However, the funds associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. The underlying assets of the SLARS we hold, including the securities for which auctions have failed, are student loans which are guaranteed by the U.S. Department of Education for 97% of the loan and interest due.

In October 2008, SLARS with a par value of $10.6 million were repurchased at par by the broker-dealer that sold us the securities.  As of September 30, 2008 the estimated fair value of these securities was $9.3 million therefore we recorded a temporary impairment of $1.3 million in accumulated other comprehensive loss and reclassified the $9.3 million to a current asset.  We will reverse the impairment allowance, with no impact to earnings or loss, in the fourth quarter of 2008.

As for the remaining $4.0 million of SLARS held through a different broker-dealer, management has recorded a $293,000 other-than-temporary impairment in value to our statement of operations for the quarter ended September 30, 2008.  If credit markets deteriorate further, we may experience additional adverse impact on the amount and timing of the proceeds from the sale of these investments. Finally, if circumstances that influence the value of these securities do not improve as we expect or even worsen, we may be required to reduce further the carrying value of these securities, or change management’s assessment that the impairment is temporary, which may have an adverse impact on our cash flows or net income for the relevant period or periods.

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

Timberland Management & Consulting

The Timberland Management & Consulting segment is currently operating with one major timberland management client. Management is working to expand our fee-for-service business through the launch of the timber fund business, also a component of our Timberland Management & Consulting segment. To date we have launched ORM Timber Fund I, LP and in July 2008 we completed the first of two expected closes for Fund II with total capital commitments of $46.3 million. The second and final close is expected to take place at the end of the fourth quarter of 2008 to bring the total committed capital balance to between $100 million and $120 million. Unlike other components of our business, which relate solely or primarily to real estate and timber operations, this line of business carries risks relating to the offer and sale of securities, and to the management of investment operations, including potential liability to investors if we are determined to have made material misstatements or omissions to those investors, potential accusations that we have breached fiduciary duties to other limited partners, and similar types of investor action. Moreover, litigation of shareholder-related matters can be expensive and time consuming, and if brought, would likely distract management from their focus on ordinary operating activities.

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

(a) – (e) None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

(a)           None

(b)	There have been no material changes in the procedures for shareholders of the Partnership’s general partner to nominate directors to the board.

ITEM 6. Exhibits

Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished with this report in accordance with SEC Rel. No. 33-8238.

32.3	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished with this report in accordance with SEC Rel. No. 33-8238.

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 7, 2008.

POPE RESOURCES,
A Delaware Limited Partnership

By:	POPE MGP, Inc.
Managing General Partner

By: /s/ David L. Nunes
David L. Nunes
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Thomas M. Ringo
Thomas M. Ringo
Vice President and CFO
(Principal Accounting and Financial Officer)