Form 10-K
period 2008-12-31
POPE RESOURCES LTD PARTNERSHIP
filed 2009-03-06
CIK 784011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark one)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2008
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from ________ to________

Commission File No.  1-9035

Pope Resources, A Delaware Limited Partnership
(Exact name of registrant as specified in its charter)

Delaware	91-1313292
(State of Organization)	(IRS Employer I.D. No.)

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
                                                               Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.
                                                               Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period than the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                               Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 in Rule 12b-2 of the Exchange Act.
Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act).
                                                               Yes ☐ No ☒

At June 30, 2008, the aggregate market value of the non-voting equity units of the registrant held by non-affiliates was approximately $ 118,694,673

The number of the registrant’s limited partnership units outstanding as of February 19, 2008 was 4,658,016.

Documents incorporated by reference:  None

Pope Resources, A Delaware Limited Partnership
Form 10-K
For the Fiscal Year Ended December 31, 2008
Index

PART I

Item 1.	BUSINESS

OVERVIEW

Pope Resources, A Delaware Limited Partnership (the “Partnership”), was organized in 1985 as a result of a spin-off by Pope & Talbot, Inc.  (“P&T”), Pope & Talbot Development, Inc. and other P&T affiliates, of certain of P&T’s timberland and real estate development assets.

The Partnership currently operates in three primary business segments: (1) Fee Timber, (2) Timberland Management & Consulting and (3) Real Estate.  Fee Timber operations consist of growing and harvesting timber from our tree farms.  Timberland Management & Consulting, through our subsidiary, Olympic Resource Management LLC (“ORMLLC”), provides timberland management and forestry consulting services to owners of timberlands and serves as general partner of, and provides timberland management services to, ORM Timber Fund I, LP (Fund I), which owns 24,000 acres of timberlands in western Washington. ORMLLC is currently engaged in acquisition, identification and due diligence for a new timber investment fund, ORM Timber Fund II, Inc. (Fund II), which has not yet acquired any timberland.  Our total equity investment in Fund I is $11.7 million, which represents a 20% interest in Fund I’s total invested capital of $58.5 million.  Our total equity investment in Fund II is $92,500, which represents a 20% interest in Fund II’s total invested capital of $462,500, which in turn represents 1% of the $46.25 million of committed capital to date.  As additional capital commitments are secured for Fund II, we are obligated to contribute 1% of our co-investment that is based on 20% of Fund II’s total equity capital.  The remaining balance of our 20% co-investment in Fund II will be due upon the successful completion of acquisitions for the fund.  Real Estate operations consist of efforts to enhance the value of our land investments by obtaining the entitlements and, in some cases, building the infrastructure necessary to make further development possible.  Further segment financial information is presented in Note 12 to our consolidated financial statements included in this report.  Copies of the Partnership’s Securities Exchange Act reports and other information can also be found at www.orm.com.  The information contained in or connected to our web site is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report filed with or furnished to the SEC.

DESCRIPTION OF BUSINESS SEGMENTS

Fee Timber

Operations.  Our Fee Timber segment consists of operations surrounding management of the Partnership’s core assets: the Hood Canal tree farm, which consists of 70,000 acres located in the Hood Canal area of Washington, and the 44,000-acre Columbia tree farm located in southwestern Washington State.  The Partnership views its two tree farms as core holdings and manages them as a single operating unit.  We have owned the Hood Canal tree farm, substantially as currently comprised, since our formation, and we acquired the bulk of the Columbia tree farm in 2001.  Operations on the tree farms consist primarily of growing, harvesting, and marketing timber and timber products to both domestic and Pacific Rim markets but additionally include other revenue sources such as cell tower and mineral leases.  Our Fee Timber segment produced 84%, 68%, and 53% of our consolidated revenue in 2008, 2007, and 2006, respectively.

This segment also includes operations of Fund I and Fund II, which are consolidated into our financial statements.  Fund I acquired 24,000 acres of timberland in the fourth quarter of 2006.  We harvested 5 million board feet (MMBF) from these timberlands in 2008.   Harvest and other operations of Fund I are not expected to contribute significantly to income as a separate depletion pool with a higher depletion rate is applied to this harvest volume.  Under normal market conditions the depletion charge would be expected to approximate net stumpage realized (delivered log price less harvesting and transportation cost) from the harvest.  However, in the current weak market conditions the depletion charge exceeds net stumpage for Fund I.  ORMLLC is the general partner of Fund I and earns management fees and incurs expenses resulting from managing Fund I.  ORMLLC is the manager of Fund II and is expected to earn management fees predicated on this role once Fund II has acquired timberland. The fees generated from managing Fund I and Fund II are eliminated in consolidation of our financial results.

Inventory.   Inventory information presented below includes only the Hood Canal and Columbia tree farms.  Fund I tree farms are broken out and discussed separately.

We define “merchantable timber inventory” to mean timber inventory in productive timber stands that are 35 years of age and older, which represents management’s estimate of when merchantable value would be assigned to the timber in a timberland sale. As of December 31, 2008, the tree farms’ total merchantable inventory volume was estimated to be 338 MMBF, which compares to estimated merchantable timber inventory volume of 356 MMBF at December 31, 2007.  Merchantable inventory of Fund I as of December 31, 2008 and 2007 was 49 MMBF and 50 MMBF, respectively.

Our Hood Canal tree farm has an overabundance of older age stands which have higher-than-average per acre inventory volumes.  As we harvest these older stands, total inventory will drop until we have worked down the bimodal weighting of the age class distribution and there is a more even distribution of volume across age classes. You will note in the acreage table below that we have a significant number of acres in the 25 to 34 year-old age-class brackets that will be moving into the merchantable category over coming years.

While merchantable timber inventory has indeed decreased, it is important to note that we use a non-declining even flow harvest constraint when calculating our harvest rate.  As discussed in more detail below, we are currently harvesting less than our sustainable harvest due to weak log market conditions.

The Partnership’s merchantable inventory is spread among five-year age classes as follows:

	December 31,
Age Class	2008 Volume (in MMBF)	2007 Volume (in MMBF)
35 to 39	68	68
40 to 44	79	73
45 to 49	33	32
50 to 54	7	11
55 to 59	43	47
60 to 64	48	64
65+	60	61
	338	356

Fund I merchantable inventory is spread among age classes as follows:

	December 31,
Age Class	2008 Volume (in MMBF)	2007 Volume (in MMBF)
35 to 39	7	5
40 to 44	8	9
45 to 49	1	1
50 to 54	6	14
55 to 59	13	7
60 to 64	1	1
65+	13	13
	49	50

Timber inventory volume is estimated using an annual statistical sampling of the timber (a process called “cruising”), with adjustments made for estimated growth and depletion of areas harvested.  This process is monitored by comparing actual harvest volume to the corresponding estimates for those stands in the Partnership’s standing timber inventory system.  This analysis looks at each harvest unit and measures the variance between the actual cut and the projected inventory volume, with specific harvest unit variances typically offsetting one another to a small net aggregate variance.  The difference between the volume reflected in the inventory for a given year’s harvest units and the amount of harvest volume actually removed from those stands is usually within one to three percent of the volume harvested.  Inventory volumes take into account the applicable state and federal regulatory limits on timber harvests as applied to our properties, including Washington State’s forest practice regulations that provide for expanded riparian management zones, wildlife habitat, and other harvest restrictions.  The Partnership annually cruises 15% to 20% of its productive timberland acres with stand ages of at least 20 years.

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

The Partnership’s total merchantable timber inventory as of December 31, 2008 is distributed among species as follows:

Species	Volume (in MMBF)	Percent of total
Douglas-fir	249	74%
Western hemlock	42	12%
Western red cedar	11	3%
Other conifer	13	4%
Red alder	19	6%
Other hardwood	4	1%
Total	338	100%

Fund I total merchantable timber inventory as of December 31, 2008 is distributed among species as follows:

Species	Volume (in MMBF)	Percent of total
Douglas-fir	21	43%
Western hemlock	17	33%
Western red cedar	1	2%
Other conifer	9	18%
Red alder	1	3%
Other hardwood	-	1%
Total	49	100%

The Hood Canal tree farm has significant acreage with mature timber and even more acreage with relatively immature trees, which results in what we call a “bimodal” age class pattern that management believes is common among western U.S. timberland owners.  This bimodal pattern can be dealt with in three primary ways: (1) delay harvests of mature acres to backfill what would otherwise be smaller harvest years until the immature trees become merchantable; (2) harvest the mature acres at a rate that more closely approximates rotation age and allow later harvest cash flows to decline for some period while the younger stands mature; or (3) acquire timberland properties with age-class characteristics that fill in the trough in the bimodal pattern.  The acquisition of the Columbia tree farm in 2001 is an example of a strategic timberland acquisition where we acquired a tree farm with age-class characteristics that helped to fill in age classes where the Hood Canal tree farm was deficient.  Management believes it not only made a sound value investment on its own merits in acquiring the Columbia tree farm, but also made significant progress toward smoothing the age-class distribution of the Partnership’s timberland holdings.

The Partnership’s tree farms as of December 31, 2008 approximate 114,000 acres excluding Fund I’s tree farms.  Of this total, approximately 96,000 acres are designated productive acres.  Fund I’s tree farms as of December 31, 2008 totaled nearly 24,000 acres, of which approximately 20,000 of those acres were designated productive acres.  Productive acres represent land that is suitable for growing and harvesting timber and excludes acreage that is unavailable for harvest because it is in protected wetlands or riparian management zones (stream set-asides).  Productive acres also reflect deductions for roads and other land characteristics that inhibit suitability for growing or harvesting timber.  As of December 31, 2008, total productive acres are spread by timber age class as follows:

Age Class	12/31/2008 Partnership Acres	%	12/31/2008 Fund I Acres	%
Clear-cut	1,460	2%	201	1%
0 to 4	9,239	10%	165	1%
5 to 9	9,665	10%	1,733	9%
10 to 14	11,854	12%	1,751	9%
15 to 19	7,530	8%	2,729	14%
20 to 24	15,883	17%	4,647	23%
25 to 29	15,372	16%	2,795	14%
30 to 34	7,930	8%	3,430	17%
35 to 39	4,717	5%	503	3%
40 to 44	4,286	4%	453	2%
45 to 49	1,840	2%	93	0%
50 to 54	421	0%	373	3%
55 to 59	1,695	2%	512	2%
60 to 64	1,933	2%	54	0%
65+	2,385	2%	491	2%
	96,210	100%	19,930	100%

Timberland Acquisitions.  We made three timberland purchases in 2008 that added 1,180 acres to our tree farm inventory for a total purchase price of $1.5 million.

Long-term Harvest Plan.  The Partnership’s annual harvest level is derived from a long-term harvest planning model that factors in economic rotation ages of all stands, existing timber inventory levels, growth and yield assumptions, and regulatory constraints associated with the Washington State Forest Practices Act.  From this information, management develops annual and long-term harvest plans predicated on their assessment of existing and anticipated economic conditions with the objective of maximizing long-term values.  Management generally updates this plan every other year, or more frequently as economic conditions require, to take into account changes in timber inventory, including species mix, available acres, soil productivity classifications, volume, size, and age of the timber.  The long-term harvest plan is calculated using a non-declining even-flow harvest constraint, meaning that absent changes to available inventory or estimated growth rates, future harvest levels will be as high as or higher than current levels.

We updated our annual harvest plan in 2008, resulting in a decline in our estimated sustainable harvest levels from the Hood Canal and Columbia tree farms, from 49 MMBF to 44 MMBF.  Estimated sustainable harvest level for Fund I remained at 8 MMBF.  Our reduction in estimated sustainable harvest level for the Hood Canal and Columbia tree farms was based on several factors but most notably because of a shift of use classifications of certain parcels from forestry to development. We also made an adjustment to the yield tables we used to estimate the expected future harvest volumes.  The yield tables used for the Hood Canal tree farm were adjusted down due to the impact of a slightly higher proportion of hardwoods, which may impact the growth rates of Douglas-fir. The Columbia and Timber Fund I tree farms were determined to be relatively consistent with the yield tables used.  As discussed below in greater detail, given the relatively poor log markets experienced in late 2008 and expected to continue at least through 2009, we have decided to defer approximately 30% of our sustainable harvest.  As a result, our planned harvest for 2009 is 32 MMBF on Partnership lands and 5 MMBF on Fund I lands.  The deferred harvest will be harvested when log markets have recovered.

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

Weyerhaeuser, Cascade Land Conservancy, and Simpson Timber Company were major customers for our Fee Timber segment in 2008 representing 11%, 10% and 10%, respectively, of segment revenue.  The Cascade Land Conservancy purchased an 8,035-acre conservation easement from Fund I in the second quarter of 2008.  In 2007, we had two major customers in our Fee Timber segment: Simpson Timber Company and Interfor Pacific Inc., which represented 13% and 12%, respectively, of segment revenue.  The trend towards mill consolidation has returned as weak lumber markets led to the closure of less competitive mills in our operating area. This trend is of some concern as the reduction in the number of mills may reduce buyers’ competition for logs.  On the other hand, past experience tells us that as the lumber markets improve additional mill capacity should return, with a corresponding improvement in competition among log buyers. The Partnership delivered logs to over 40 separate customers during 2008.

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

Forestry and Stewardship Practices.  The Partnership’s timberland operations incorporate management activities that include reforestation, control of competing brush in young stands, thinning of the timber to achieve optimal spacing after stands are established, fertilization, and road maintenance.  During 2008, we planted 792,000 seedlings on 1,821 acres.  This compares to the years 2007 and 2006 in which the Partnership planted 1,197,000 and 1,119,000 seedlings on 2,751 and 2,649 acres, respectively.  Seedlings are generally planted from December to April depending on weather and soil conditions.  The number of acres and seedlings planted will vary from year to year based upon harvest level, the timing of harvest, and seedling mortality rates on stands planted in prior years.  Management’s policy is to stay current on its reforestation program, returning all timberlands to productive status as soon as economically feasible following harvest.

  All harvest and road construction activities are conducted under the Washington State Forest Practices Act, a comprehensive set of rules and regulations governing how a defined set of forest operations are allowed to go forward under State permit.   An application for harvest or road construction must address soil stability and potential impact to public resources; in many cases the consultation of scientifically based Watershed Analyses and third party, State qualified, geo-technical consultants are utilized to ensure safety of operations and compliance with regulations.

In addition to new road construction, the inventory of existing roads is maintained to the standards of the Forest Practices Act in order to minimize siltation and avoid slope failures.  Beginning in 2000, all roads are required to be evaluated for hazard and scheduled for upgrading or deconstruction (abandonment), if needed, by the end of 2015.  Our schedule was developed and accepted by the State, and efforts are on track to complete all maintenance activities by 2015.

Sustainable Forestry Initiative (SFI®).  Since 2001, we have been a member of the SFI forest certification program, an independent environmental review and certification program that promotes sustainable forest management, focusing on water quality, biodiversity, wildlife habitat and species protection, and forests that have exceptional conservation value.  Beginning in 2003, in conjunction with participation in the certification program, we have been subject to independent audits of the required standards for the program.  Management views this certification as an important indication of our commitment to manage our lands in a sustainable manner and to look for ways to continually improve our management practices.  We believe this commitment is an important business practice that contributes to our reputation and the long-term value of the Partnership’s assets.

In order to maintain this certification, management must document its timberland management policies against seven discrete SFI objectives: Land Management, Procurement; Forestry Research Science and Technology, Training and Education, Regulatory Compliance, Public and Landowner Involvement in the Practice of Sustainable Forestry, and, finally, Review and Continual Improvement.

Beginning in 2007, SFI third-party audits increased in frequency from every three years to annually.  We were re-certified in 2008, including the newly acquired Fund I lands.  Certification under SFI is currently a requirement for us to sell logs to a number of our customers in the Partnership’s geographic market.  We believe this certification allows us to obtain the best price for our logs while protecting the core timberland assets of the Partnership.

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

Operations.  The Timberland Management & Consulting segment’s key operation has been to provide various aspects of timberland management services to third-party timberland owners.  We anticipate growth in this segment as ORMLLC continues its management of Fund I and undertakes management of Fund II once Fund II acquires timberlands. The Partnership consolidates these timber funds into its financial statements and as a result $898,000 and $882,000 of fees generated through the management of these timber funds were eliminated from our statement of operations in 2008 and 2007, respectively.  The Timberland Management & Consulting segment represents 3%, 3%, and 5% of consolidated revenue for the years ended December 31, 2008, 2007, and 2006, respectively, after the elimination of the fees generated from management of Fund I.

Timberland Investment Management.  The goal of our timberland investment management program is to build and manage diversified timberland portfolios for third-party investors as well as the Partnership.  Management views this objective as a means of increasing the Partnership’s total timberland base, through our 20% co-investment, while at the same time improving overall management economies of scale, limiting acquisition costs, and generating fee income.  Progress toward this goal includes the 2005 closing of Fund I with equity capital commitments of $61.8 million.  The two-year drawdown period for Fund I ended on August 1, 2007, during which time Fund I had invested $58.5 million of its capital commitment and released investors from the remaining $3.2 million of equity capital commitment.  The $58.5 million of invested capital was used to acquire two separate tree farms in Washington State totaling approximately 24,000 acres.  These tree farms represent relatively young properties that are expected to result in a low cash-on-cash yield during the ten-year investment term.  Most of the anticipated investment return for Fund I will be generated upon disposition when a large portion of Fund I’s acreage, currently stocked with pre-merchantable timber, will grow into higher-value merchantable timber stands.  ORMLLC earns an asset management fee for serving as general partner of Fund I which is eliminated as a result of the consolidation of Fund I into the Partnership’s financial statements.  In addition to serving as general partner of Fund I, ORMLLC earns a management fee for providing timberland management services to Fund I which is also eliminated in consolidation.  The elimination of these fees results in a decrease in the reported cost of managing our tree farms under our Fee Timber segment as well as eliminating the revenue generated from managing the Fund I tree farms in the Timberland Management & Consulting segment.

In August 2008, we had our first of two expected closings for Fund II.  The first close was for $46.3 million of which the Partnership committed 20%.  The second and final close is anticipated during the first quarter of 2009 and is expected to bring the committed fund balance to $100 million, again including the Partnership’s 20% share.  At each closing, all investors are required to contribute 1% of their total capital commitment.  Once Fund II has completed its final close, the drawdown period begins, during which time we seek suitable properties to acquire on behalf of Fund II.  The drawdown period is typically two years, but can be extended an additional year by a vote of the investors in Fund II.  Investors fulfill the balance of their capital commitment as timberland properties are acquired.

Timberland Management.  Our timberland management activities provide forestland management, acquisition, and disposition services to timber property owners.  These services generally take the form of a long-term contract where ORMLLC personnel provide management expertise.  In December 2004, following an 18-month bankruptcy process, a court-approved liquidation plan transferred the ownership of 522,000 acres formerly owned by Crown Pacific LP to Cascade Timberlands LLC (“Cascade”).  On January 1, 2005 ORMLLC began managing those timberlands for Cascade.  Timberland sales by Cascade have reduced the current acres under management for Cascade to approximately 267,000 acres of Oregon timberland.  In 2008, Cascade was the Timberland Management & Consulting segment’s only client, accounting for 100% of segment revenue.  At the end of 2006, ORM and Cascade entered into a three-year management agreement for the Oregon timberlands that expires in December 2009 or upon the earlier sale of the managed property.  It is the goal of Cascade to ultimately dispose of these assets.

Marketing.  ORMLLC pursues third-party timberland management opportunities in the western U.S. through direct marketing to timberland owners.  Marketing and business development efforts include regular contact with forest products industry representatives, non-industry owners, and others who provide key financial services to the timberland sector.  ORMLLC’s acquisition and disposition activities keep management informed of changes in timberland ownership that can represent opportunities for us to market our management and consulting services.

Customers.  Timberland management revenue in 2008 includes one client that represented 100% of segment revenue.

Competition.  ORMLLC and its subsidiaries compete against both larger and smaller companies providing similar services.  There are approximately 20 established timberland investment management organizations competing against us in the timberland portfolio development business.  The companies in this group have access to established sources of capital and, in some cases, increased economies of scale that can put ORMLLC at a disadvantage.  Smaller regional companies compete effectively on price for limited scope consulting and land management projects.

Investor Portfolio Management Business (IPMB).  IPMB operations include timberland management and timberland investment management.  Our activities on behalf of the Funds are examples of timberland investment management activities.  Now that Fund I has acquired timberland properties, both timberland management and asset management fees are earned from administering Fund I.  These activities,  as well as the development and marketing costs associated with IPMB opportunities, are part of the IPMB.

Limitation on Expenditures:  The 1997 amendment to Pope Resources’ Limited Partnership Agreement authorizing launch of the IPMB limits our cumulative net expenditures incurred in connection with the IPMB to $5.0 million including debt guarantees.  As of December 31, 2008 cumulative expenditures incurred in pursuit of IPMB opportunities, including guarantees, were less than cumulative income generated.  Therefore, cumulative net expenditures as of December 31, 2008 against the $5.0 million limit are zero.

Allocation of Income:  The 1997 amendment to Pope Resources’ Limited Partnership Agreement further specifies that income from the IPMB will be split using a sliding scale allocation method beginning at 80% to the Partnership’s wholly-owned subsidiary, ORM, Inc., and 20% to Pope MGP, Inc., the managing general partner of the Partnership.  The sliding scale allocation method will evenly divide IPMB income between ORM, Inc. and Pope MGP, Inc. once such income reaches $7.0 million in any given fiscal year.

Real Estate

Background.  The Partnership’s real estate activities are closely associated with the management of its timberlands.  Management continually evaluates timberlands in terms of the best economic use, whether this means continuing to grow and harvest timber or seeking a rezone of the property for sale or development.  After logging timberlands, management has four primary options for what to do next with the land: reforest it, sell it as undeveloped property, improve it to various levels of development for sale as improved property, or hold it as property slated for later development or sale.  Generally speaking, our real estate segment consists of investing in and later reselling improved properties, and holding properties for later development and sale. As a result, revenues from this segment tend to fluctuate substantially, and are characterized by relatively long periods in which revenues from sales are relatively low, and expenses from developing properties may be higher.  When improved properties are sold, we recognize income in the form of sale prices net of acquisition and development costs.

Operations.   Real Estate operations include work considered by management necessary to maximize the value of the Partnership’s portfolio of property that management believes has a higher-and-better-use than timberland or leasing residential and commercial properties in the Port Gamble townsite. That portfolio currently consists of approximately 2,500 acres. For our Real Estate projects, we generally seek to secure the entitlements and/or physical improvements necessary to make development possible.  The Real Estate segment represents 13%, 29%, and 42% of consolidated revenue in 2008, 2007, and 2006, respectively.

Development Properties

Other Land Investments.  Management recognizes the significant value represented by the Partnership’s real estate holdings and is focused on adding to that value.  The means and methods of adding value to our real estate portfolio vary considerably depending on the specific location and current zoning of each parcel.  This range extends from land that has commercial activity zoning where unit values are measured by the square foot to large lots of recently cutover timberland where value is measured in per acre terms.  In general, value-adding activities that allow for the highest and best use of the properties include: working with communities and elected officials to develop grass roots support for entitlement efforts, securing favorable zoning, acquiring easements, and obtaining final plat approvals.

We are working on master planned communities in Gig Harbor, Bremerton, Kingston, Port Ludlow, and Hansville, Washington.  During 2008, we did not generate sales from any of these projects. Due to each respective property’s size, development complexity, and regulatory environment, the projects are long-term in nature and require extensive time and capital investments to maximize returns.  An important activity within the Real Estate segment is the development of the “Rural Lifestyles” program through which rural residential lots are marketed both to those individuals intent on owning rural residential lots and to builders interested in building homes in rural locations.

Gig Harbor.   Gig Harbor, a suburb of Tacoma, Washington, is the site of a mixed-use development that includes a 16-acre retail/commercial site, 32 acres of business park lots, and 203 acres of land with residential zoning.  In 2008, management completed a preliminary plat submission for the 203-acre residential portion of this project.  In 2007, Management fulfilled obligations relating to road and utility infrastructure improvements, allowing previously deferred revenue from the 2006 sale of 6 acres zoned for retail/commercial use to be recognized.  A 6-acre business park lot sale to a local church was also completed.  Planning work for the residential portion of the Gig Harbor property continues, as development of the residential property is subject to resolution of transportation and sewer treatment plant capacity issues with the City of Gig Harbor.  The retail/commercial and business park parcels have transportation and sewer capacities reserved and are not subject to resolution of either of these issues.

Bremerton.   In 1999, the City of Bremerton approved the Partnership’s request for a planned 264-acre mixed-use development on property located within the Bremerton city limits.  The development plan included 61 acres zoned for industrial use and 203 acres zoned for residential.  In 2006, the Partnership completed the sale of the 203-acre residential land.  As a condition of the sale, the Partnership constructed infrastructure in 2006 and 2007 to serve the property.  The remaining 61-acre industrial park is being developed in two phases that will result in a total of 24 lots, with 9 acres set aside for roads and other common area improvements.  The construction for the 9-lot Phase I was completed in 2007 and facilitated the sale of 2 lots at the end of 2007.  The timing for the construction of Phase II is dependent on the absorption rate for the seven remaining Phase I lots.

Kingston.  The Partnership prepared and submitted a formal master plan and subdivision application in 2007 for the Kingston property that calls for the development of 750 residential units.  In 2008, a revised submittal was made in response to the County’s comments and a public hearing is expected in early 2009.  The Partnership owns an additional 366 acres bordering this project, which has zoning for 5-acre lots.

Hansville.     The Partnership owns a 152-acre residential development project in Hansville called Chatham.  The development is the result of a plat from 1913 that originally consisted of 10-acre lots that management has reestablished into 19 distinct parcels ranging from 3-10 acres in size.  Construction of 2,300 feet of road, utilities, and a gated front entrance was completed in 2007 and marketing is underway to sell the lots.

Port Ludlow.  Port Ludlow represents a 268-acre property located just outside the Master Planned Resort boundary of Port Ludlow, Washington.  We are currently working on entitlements for this project that would allow for up to 54 lots ranging from 1 to 1.5 acres each, with the balance of the property designated as open space.  We are processing the application at this time and expect to have a final plat approved by 2010. Development beyond the point of plat approval will not commence until demand for rural residential lots improves.

Rural Residential.  Management launched the Rural Lifestyles program to sell rural residential lots to capitalize on higher-and-better-use real estate values.  These properties are typically non-contiguous smaller lots generally ranging in size between 5 and 40 acres with zoning ranging from one dwelling unit per 5 acres to one per 80 acres.  Development and disposition strategies vary depending on the property’s unique characteristics.  Development efforts and costs expended to ready these properties for sale include work to obtain development entitlements that will increase the property’s value as residential property as well as making improvements to existing logging roads, constructing new roads, extending dry utilities, and sometimes establishing gated entrances.

Commercial Properties

Port Gamble.  The Partnership currently owns and operates the town of Port Gamble, Washington, north of Kingston on the Olympic Peninsula.  Port Gamble was designated a “Rural Historic Town” under Washington State’s Growth Management Act (GMA) in 1999.  This designation allows for substantial new commercial, industrial, and residential development using historic land use patterns and densities while maintaining the town’s unique architectural character.  Operations at Port Gamble include commercial and residential lease activities and the wedding and events business.

P&T operated a sawmill at Port Gamble, from 1853 to 1995 and since 2000 management was been working with P&T to remedy environmental contamination at the townsite and millsite and to monitor results of the cleanup efforts.  After contamination was discovered at the townsite, millsite, and in the adjacent bay, the Partnership entered into a settlement and remediation agreement with P&T pursuant to which both parties allocated responsibility for cleanup costs.  Under Washington law, both Pope Resources and P&T are “potentially liable persons” based on historic ownership and/or operation of the site.  These laws provide for joint and several liability among parties owning or operating property on which contamination occurs, meaning that cleanup costs can be assessed against any or all such parties.

 Our agreement with P&T, negotiated in 2002, was intended to apportion responsibility based on this principle, with P&T bearing the larger share of responsibility due to their role in operating the site and upon their relatively lengthy ownership.  The P&T agreement resulted in the termination of a lease by P&T to operate the millsite as well as providing for the initiation of environmental cleanup activities, the responsibility for which has been shared by the Partnership and P&T.  Under that agreement P&T took responsibility for the landfills and cleanup of Port Gamble Bay and the Partnership took responsibility for the millsite and townsite.  At the end of 2006, cleanup of the landfills and townsite were completed as both received “No Further Action” letters from the Washington State Department of Ecology.  Efforts to cleanup the millsite and sediments in Port Gamble Bay continued in 2007.  However, P&T sought bankruptcy protection under Canadian law in October 2007 and filed a petition under Chapter 11 of the U.S.  Bankruptcy Code in Delaware in November 2007.  In May 2008, a bankruptcy judge approved a request from P&T to convert the Chapter 11 reorganization to a Chapter 7 liquidation plan.  The Chapter 7 was subsequently converted to Chapter 15 liquidation in August 2008.  Chapter 15 was added to the U.S. Bankruptcy code as a mechanism for effectively dealing with cross border insolvency cases.  This final conversion places the Canadian receiver, PricewaterhouseCoopers, in the role of managing the liquidation of the remaining P&T assets.  These events involving P&T led management to conclude that P&T will not satisfy its remaining obligations under our settlement and remediation agreement.  Accordingly, in 2007 we increased our remediation liability by $1.9 million to reflect our current estimate of the future remediation costs.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Real Estate – Environmental Remediation Costs.”

Marketing.  Marketing activities in the Real Estate segment during 2008 consisted of marketing residential and commercial real estate for sale and lease.

Customers.  Management typically markets its land for sale to private individuals, residential contractors, and developers of commercial property.  Customers for rental space in the Port Gamble townsite consist of both residential and commercial tenants.

Competition.  Real Estate activities consist primarily of adding value to current land holdings.  Once those properties are ready for development, management will in most instances seek to market the property for sale, but in some instances may consider a strategy that would involve another developer with building expertise as a joint venture partner.

Transportation.  Land values for the Real Estate portfolio are strongly influenced by transportation options between the Kitsap Peninsula and the Seattle-Tacoma corridor.  Transportation options between Seattle-Tacoma and Kitsap County include driving on the Tacoma Narrows Bridge or taking one of several car ferries.  In 2007, the Washington State Department of Transportation completed a multi-year construction project to add a second span to the Tacoma Narrows Bridge connecting Tacoma and Gig Harbor.  Ferry transportation in our market area currently utilizes vessels that carry both automobiles and passengers from each of the communities of Kingston, Bremerton, and Bainbridge Island, respectively, to and from Edmonds and Seattle.

Employees

As of December 31, 2008, the Partnership employed 57 full-time, year-round salaried employees and part-time and seasonal personnel, who are distributed among the segments as follows:

Segment	Full-Time	Part-Time/ Seasonal	Total
Fee Timber	15	3	18
Timberland Management & Consulting	7	1	8
Real Estate	17	3	20
General & Administrative	11	-	11
Totals	50	7	57

None of our employees are subject to a collective bargaining agreement and the Partnership has no knowledge that any steps toward unionization are in progress.  Management considers the Partnership’s relations with its employees to be good.

Government Regulation

In the operation and management of its tree farms, the Partnership is subject to Federal and State law, including the Washington State Forest Practices Act.  In effect since 1974, and augmented over time, including the 1999 passage of the Forest and Fish Law, Washington State’s forest practice regulations are among the most rigorous in the nation.  In 2006, and in concert with the Forest and Fish Law, Washington State received a Federal multi-species Habitat Conservation Plan designation covering its forest regulations, meant to give timberland owners 50 years of regulatory stability.  Management’s objective is to be in compliance with state and Federal laws and regulations at all times.  New information based on scientific findings may result in some new or modified regulations within the adaptive management features of the Forest Practices Act, which may result in additional restrictions to the timber operations of the Partnership.  This could in turn result in increased costs, additional capital expenditures, and reduced operating flexibility.  Management believes that the Partnership’s operating practices, assets and properties are in material compliance with all applicable Federal, state and local laws, regulations and ordinances applicable to its business.  However, there can be no assurance that future legislative, governmental, or judicial decisions will not adversely affect the Partnership’s operations.  In particular, recent and well-publicized flooding and environmental damage associated with existing forestry management practices may cause Federal or state officials to impose more stringent requirements and limitations on timberland management, which may have the effect of increasing our production costs, reducing our productive acres, or both.

Regulatory Structure.  The growing and harvesting of timber is subject to numerous laws and government policies to protect the environment, non-timber resources such as wildlife and water, and other social values.  Changes in those laws and policies can significantly affect local or regional timber harvest levels and market values of timber-based raw materials.  Real estate development activities are also subject to numerous state and local regulations such as the Washington State Growth Management Act.  In addition, the Partnership is subject to Federal, state, and local pollution controls (with regard to air, water and land), solid and hazardous waste management, disposal and remediation laws, and regulations in each segment and all geographic regions in which it has operations.

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

Forestry Management Practices.  Forest practice acts in some U.S. states increasingly affect present or future harvest and forest management activities.  For example, in some states, these rules have one or more of the following impacts: limiting the size of clear-cut harvest units, requiring some timber to be left unharvested to protect water quality and fish and wildlife habitat, regulating construction and maintenance of forest roads, requiring reforestation following timber harvest, and providing for procedures for state agencies to review and approve proposed forest practice activities.  Federal, state, and local regulations protecting wetlands could affect future harvest and forest management practices on some of the Partnership’s timberlands.

Each state in which the Partnership owns or manages timberlands has developed “best management practices” to reduce the effects of forest practices on water quality and aquatic habitats.  Additional, more stringent regulations may be adopted in order to achieve the following: enhance water quality standards under the Federal Clean Water Act, protect fish and wildlife habitat, or advance other public policy objectives.

In the State of Washington, the Forests & Fish Law became the basis for revised Forest Practices Rules and Regulations that were adopted in 1999 and finalized in 2001.  The Washington Forest Protection Association produced the Forest and Fish Report through the collaborative efforts of Washington State’s private landowners, Federal, state and county governments, and Native American tribes.  The goals of these revised rules are to:

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

Endangered Species and Habitats.  A number of fish and wildlife species that inhabit geographic areas near or within Partnership timberlands have been listed as threatened or endangered under the Federal Endangered Species Act (ESA) or similar state laws in the United States.  Federal ESA listings include the northern spotted owl, marbled murrelet, numerous salmon species, bull trout and steelhead trout in the Pacific Northwest.  Listings of additional species or populations may result from pending or future citizen petitions or be initiated by Federal or state agencies.  Federal and state requirements to protect habitat for threatened and endangered species have resulted in restrictions on timber harvest on some timberlands, including some timberlands of the Partnership.  Additional listings of fish and wildlife species as endangered, threatened, or sensitive under the ESA and similar state laws as well as regulatory actions taken by Federal or state agencies to protect habitat for these species may, in the future, result in the following: an increase in operating costs; additional restrictions on timber harvests; impacts to forest management practices or real estate development activities; and potential impact on timber supply and prices.

Item 1A.	RISK FACTORS

We have certain environmental remediation liabilities associated with our Port Gamble property, and those liabilities may increase.  We own certain real estate at Port Gamble on the Kitsap Peninsula in western Washington.  We are party to an agreement with P&T, pursuant to which we, along with P&T, allocated responsibility for cleanup costs.  Under Washington law, both Pope Resources and P&T are “potentially liable persons” based on ownership and/or operation of the site.  These laws provide for joint and several liability among parties owning or operating property on which contamination occurs, meaning that cleanup costs can be assessed against any or all such parties.  Our agreement with P&T was intended to apportion responsibility based on this principle, with P&T bearing the larger share of responsibility based upon their role in operating the site and upon their relatively lengthy ownership.

In response to an October 2007 bankruptcy filing by P&T in Canada and a November 2007 Chapter 11 bankruptcy filing by P&T in the United States we recorded a $1.9 million charge to earnings in the fourth quarter of 2007 to increase our environmental remediation liability for Port Gamble.   This charge reflects P&T’s inability to complete their portion of the remediation that had not been completed.  In May 2008, a bankruptcy judge approved a request from P&T to convert the Chapter 11 reorganization to a Chapter 7 liquidation plan. In August 2008, this was subsequently converted to Chapter 15 liquidation of the remaining P&T assets. We are in active discussions with the Washington State Department of Ecology to promote protection of the environment, optimize and appropriately allocate the remaining cleanup liabilities, and maximize our control over the remediation process.

Management continues to monitor the Port Gamble cleanup process closely.  The $1.6 million remediation liability balance as of December 31, 2008 represents our best current estimate of the remaining cleanup cost and most likely outcome to various contingencies within the overall project.  However the balance is based upon a number of estimates and judgments that may change as the project progresses.

We may incur liabilities as a result of natural disasters that may occur, or be alleged to have occurred, on properties adjacent to our timberland. During periods of unusually heavy rain and snowmelt, flooding and mudslides may damage homes and personal property. Some of these incidents may happen down slope from and/or adjacent to our tree farms. While management believes we follow sound management and risk mitigation procedures, and all forest operations meet or exceed the rules and regulations governing forest practices in the State of Washington, we cannot be certain that we will not be the subject of claims based on allegations that we acted improperly in managing our property. These claims may take the form of individual or class action litigation, regulatory or enforcement proceedings, or both. Any such claims could likely result in substantial defense costs and could divert management’s attention from the ongoing operation of our business, and if any such claims were successful, could result in substantial damages awards in favor of property owners, fines or civil money penalties imposed by forestry regulators, or both.

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

Consolidation of sawmills in our geographic operating area may reduce competition among our customers, which could adversely affect our log prices.  In the past we have experienced, and may continue to experience, consolidation of sawmills in the Pacific Northwest.  Because a portion of our cost of sales in our Fee Timber segment consists of transportation costs for delivery of logs to domestic sawmills, it becomes increasingly expensive to transport logs over longer distances for sales in domestic markets.  As a result, a reduction in the number of sawmills, or in the number of sawmill operators, may reduce competition for our logs, may increase our transportation costs, or both.  These consolidations thus may have a material adverse impact upon our Fee Timber revenue or income and, as that segment has traditionally represented our largest business unit, upon our results of operation and financial condition as a whole.

We are sensitive to demand and price issues relating to our sales of logs in both domestic and foreign markets.  We generate Fee Timber revenue primarily by selling softwood logs to domestic mills and to third-party intermediaries who resell them to the export market.  The domestic market for logs in the Puget Sound region of Washington State depends heavily on housing starts.  Recent economic events have dramatically slowed housing starts, which has reduced demand for lumber.  In addition, imported lumber from Canada and increasing market acceptance of engineered wood products have acted to hold down the price of lumber. These factors have had the effect of concentrating mill ownership in larger, more efficient, mill operators and decreasing the number of mills operating in the Puget Sound region.  These characteristics have resulted in a decrease in local demand for logs, which in turn has decreased our profitability.  To the extent the housing crisis continues or deepens the negative impacts on our operating results will continue.  In addition, the settlement of a dispute under the North American Free Trade Agreement, alleging unfair trade practices related to sales of Canadian softwoods into the United States, may result in an increase in the volume of timber available in domestic log markets, which could adversely impact log prices and, derivatively, our Fee Timber revenue.  Over the past decade, we have seen log prices erode in the Japanese market as competing logs and lumber from regions outside of the United States and engineered wood products have gradually gained market acceptance.  These export markets for Pacific Northwest logs are significantly affected by fluctuations in United States and Japanese economies, as well as by the foreign currency exchange rate between the Japanese yen and the U.S. dollar, and ocean transportation costs.

We are subject to statutory and regulatory risks that currently limit, and may increasingly limit, our ability to generate Fee Timber and Real Estate income.  Our ability to grow and harvest timber can be significantly impacted by legislation, regulations or court rulings that restrict or stop forest practices.  For example, recent storm events have brought increasing public attention to stability of slopes during extreme weather events.  Additional regulations surrounding operating activities conducted on and around slopes may make it more difficult for us to harvest timber and may reduce the amount of harvestable timber on our properties.  These and other restrictions on logging, planting, road building, fertilizing, managing competing vegetation and other activities can significantly increase the cost or reduce available inventory thereby reducing income.  These regulations are likely to have a similar effect on our Timberland Management & Consulting operations.  Moreover, the value of our real estate investments, and our income from Real Estate operations, are sensitive to changes in the economic and regulatory environment, as well as various land-use regulations and development risks, including the ability to obtain the necessary permits and zoning variances that would allow us to maximize the revenue from our real estate investments.  Our real estate investments are long-term in nature, which raises the risk that unforeseen changes in the economy or laws surrounding development activities may have an adverse affect on our investments.  Moreover, these investments often are highly illiquid and thus may not generate cash flow if and when needed to support our other operations.

We and our customers are dependent upon active credit markets to fund operations.  We sell logs from our Fee Timber segment to mills and log brokers that in most circumstances rely upon an active credit market to fund their operations.  Our Real Estate sales are also often dependent upon credit markets in order to fund acquisitions.  To the extent the ongoing economic crisis exacerbates existing borrowing restrictions that impact many of our customers, we expect those customers to respond by reducing their expenditures, and those reductions may have the effect of directly reducing our revenues and of indirectly reducing the demand for our products. Any such outcomes could materially and adversely impact our results of operations, cash flows, and financial condition.

We have two timberland mortgages with 2011 maturations that may be challenging to refinance. The Partnership has a low level of leverage relative to our asset base; however, we do have two timberland mortgages with a balance owed of $29.1 million at December 31, 2008.  These mortgages mature in 2011 with an expected amount due of $26.6 million.  During 2008 credit markets weakened considerably which has had both direct and indirect impacts on our operations and to the extent these circumstances continue our operating results will be adversely affected and our ability to refinance our timberland mortgages in 2011 could be impaired.

We are controlled by our managing general partner.  As a limited partnership, substantially all of our day-to-day affairs are controlled by our managing general partner, Pope MGP, Inc.  The board of directors of Pope MGP, Inc. serves as our board of directors, and by virtue of a stockholder agreement, the shareholders of Pope MGP, Inc., Emily T. Andrews and Peter T. Pope, each have the ability to designate one of our directors and to veto the selection of each of our other directors, other than our chief executive officer, who serves as a director by virtue of his executive position.  Unitholders may remove the managing general partner only in limited circumstances, including, among other things, a vote of the holders of a two-thirds majority of the “qualified units,” which means the units that have been owned by their respective holders for at least five years prior to such vote.  By virtue of the terms of our agreement of limited partnership, as amended, or “partnership agreement”, our managing general partner directly, and Mrs. Andrews and Mr. Pope indirectly, have the ability to prevent or impede transactions that would result in a change of control of the Partnership; to prevent or, upon the approval of limited partners holding a majority of the units, to cause, the sale of the assets of the Partnership; and to cause the Partnership to take or refrain from taking certain other actions that you might otherwise perceive to be in the Partnership’s best interest.  Under our partnership agreement, we are required to pay to Pope MGP, Inc., an annual management fee of $150,000, and to reimburse Pope MGP, Inc., for certain expenses incurred in managing our business.  The managing general partner also receives a special allocation of profits from our investor portfolio management business. No such allocations were earned in 2008 and 2007.  Reimbursements for expenses totaled $8,000 in 2008 and $21,000 in 2007.

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

The following table reconciles acreage owned as of December 31, 2008 to acreage owned as of December 31, 2007.  As noted previously we own 20% of the Funds, and this table excludes the 24,000 acres of timberland purchased by Fund I in the fourth quarter of 2006.  Properties are typically transferred from Fee Timber to the Real Estate segment at the point in time when the Real Estate segment takes over responsibility for managing the properties with the goal of maximizing the properties’ value upon disposition.

Description	2007	Transfers	Acquisitions	Sales	2008
Timberland:
Hood Canal tree farm (1)	70,284	(36)	444	(115)	70,577
Columbia tree farm (2)	42,981	-	736	-	43,717
Total Timberland	113,265	(36)	1,180	(115)	114,294
Land held for sale:
Bremerton - Wright Creek (3)	3	-	-	-	3
Hansville	15	(5)	-	-	10
Lost Highway Parcel 1	25	(1)	-	(24)	-
Oak Bay	-	40	-	-	40
Quilcene	29	-	-	(29)	-
Tarbo 24	-	24	-	(24)	-
Timberland Ridge	40	-	-	-	40
Subtotal land held for sale	112	58	-	(77)	93
Land held for development:
Bremerton - Wright Creek (3)	40	-	-	-	40
Gig Harbor - Harbor Hill (4)	251	-	-	-	251
Homestead	38	-	-	-	38
Jefferson County	84	-	-	-	84
Kingston - Arborwood	356	-	-	-	356
Kingston - 5-Acre zoning	366	-	-	-	366
Lost Highway Parcel 2	25	(1)	-	(24)	-
Nursery Hansville	53	-	-	-	53
Oak Bay	205	(40)	-	-	165
Hansville	137	5	-	-	142
Port Gamble townsite	170	-	-	-	170
Shine Canyon	69	-	-	-	69
Port Ludlow	258	10	-	-	268
Tarboo Easement	160	-	-	-	160
Timberland Ridge	96	2	-	-	98
Walden	120	-	-	-	120
Other	49	2	-	-	51
Subtotal land held for development	2,477	(22)	-	(24)	2,431
Total Real Estate Acres	2,589	36	-	(101)	2,524
Grand Total Acres	115,854	-	1,180	(216)	116,818

(1) This property is used as collateral for the Partnership's $29.1 million timberland mortgages.
(2) 2007 balance includes a four-acre adjustment related to a 2007 property sale.
(3) This property is used as collateral for the Partnership's $104,000 of Local Improvement District debt.
(4) This property is used as collateral for the Partnership's $208,000 of Local Improvement District debt.

The following table provides dwelling unit (DU) per acre zoning for the Partnership’s owned timberland and development properties as of December 31, 2008 and land sold during 2008:

	Current Land Inventory (acres)			2008 Land Sales
Zoning Designation	Real Estate	Fee Timber	Totals	Acres	$/Acre	Total Sales
Urban zoning	317	-	317	-	$-	$-
1 DU per 5 acres	420	848	1,268	80	7,950	636,000
1 DU per 10 acres	259	485	744	-	-	-
1 DU per 20 acres	1,149	16,193	17,342	136	7,279	990,000
1 DU per 40 acres	-	2,163	2,163	-	-	-
1 DU per 80 acres	186	40,149	40,335	-	-	-
Forest Resource Lands	-	54,203	54,203	-	-	-
Open Space	193	253	446	-	-	-
Total	2,524	114,294	116,818	216	$7,528	$1,626,000

Item 3.	LEGAL PROCEEDINGS

None.

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the Partnership’s limited partners during the fourth quarter of 2008.

PART II

Item 5.	MARKET FOR REGISTRANT’S UNITS, RELATED SECURITY HOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Certain information respecting trades in the Partnership’s equity securities is quoted on the NASDAQ.  In April 2008, our ticker symbol on the NASDAQ changed to “POPE”.  For many years, the Partnership’s units traded under the ticker symbol “POPEZ”.  The following table sets forth the 2006 to 2008 quarterly ranges of low and high prices, respectively, for the Partnership’s units together with per unit distribution amounts by the period in which they were paid:

	High	Low	Distributions
Year Ended December 31, 2006
First Quarter	36.00	30.00	0.25
Second Quarter	34.70	30.10	0.25
Third Quarter	33.10	30.04	0.28
Fourth Quarter	35.59	31.54	0.28
Year Ended December 31, 2007
First Quarter	50.01	34.25	0.28
Second Quarter	49.41	36.41	0.28
Third Quarter	50.00	37.60	0.40
Fourth Quarter	48.00	38.17	0.40
Year Ended December 31, 2008
First Quarter	38.50	34.01	0.40
Second Quarter	37.50	32.01	0.40
Third Quarter	34.00	28.06	0.40
Fourth Quarter	28.48	15.00	0.40

Unitholders

As of January 31, 2009, there were 309 holders of record for 4,596,141 outstanding units.  Units outstanding exclude 61,875 units granted to management and the board of directors that are currently restricted from trading.  The trading restriction for these units is lifted as the units vest.  Ordinarily these grants vest 50% on the third anniversary of the grant date and the remaining 50% on the fourth anniversary of the grant date.

Distributions

All cash distributions are at the discretion of the Partnership’s managing general partner, Pope MGP, Inc. (the “Managing General Partner”).  During 2008, the Partnership made four quarterly distributions of 40 cents per unit, totaling $7.4 million in the aggregate.  During 2007, the Partnership made two quarterly distributions of 28 cents per unit and two quarterly distributions with each at 40 cents per unit, reflecting aggregate distributions totaling $6.4 million.

In recognition of the current economic environment, including extremely challenging log markets and the absence of an active market for raw and developed land, the Partnership reduced its first quarterly distribution in 2009 to 20 cents per unit. The Managing General Partner, in its discretion, determines the amount of the quarterly distribution and plans to re-consider distribution levels quarterly during 2009. The Partnership recognizes that current economic conditions warrant a heightened sensitivity to the management of cash balances. As such, the quarterly determination of distribution amounts, if any, will reflect the expectations of management and the Managing General Partner for the Partnership’s liquidity needs given the reduction in anticipated harvest volume coupled with log prices at historic lows and a stagnant market for our real estate.

Equity Compensation Plan Information

The Partnership maintains the Pope Resources 2005 Unit Incentive Plan, which authorizes the granting of nonqualified equity compensation in order to provide incentives to align the interests of management and other employees with those of unitholders. Pursuant to the plan, the Partnership issues restricted unit grants with 50% vesting on the third anniversary of the grant date and 50% vesting on the fourth anniversary. As of December 31, 2008 there were outstanding restricted units totaling 61,875 units, of which none were vested and of which 16,375 units vest in 2009. Previously, the Partnership maintained the Pope Resources 1997 Unit Option Plan pursuant to which unit options were granted for purposes similar to the 2005 incentive plan. Upon the adoption of the 2005 Unit Incentive Plan, the Partnership ceased making further awards under the 1997 plan. As of December 31, 2008 there were options outstanding for the purchase of 166,053 units, all of which were vested.

Repurchase of Equity Securities

On October 31, 2007, the Partnership announced the adoption of a unit repurchase plan which commenced November 1, 2007.  Under the 2007 repurchase plan, the Partnership repurchased limited partner units having an aggregate value of $5 million.  Partnership unit repurchases under the 2007 plan were as follows:

2007 $5.0 million unit repurchase plan
	2007	2007	2008	2008	2008	2008
Month	November	December	January	February	March	April
Total number of units purchased	9,321	22,335	41,221	41,064	12,013	3,003
Average price paid per unit	$42.15	$43.94	$36.96	$38.21	$37.19	$34.53
Total number of units purchased as part of publicly announced plans or programs	9,321	31,656	72,877	113,941	125,954	128,957
Approximate dollar value remaning to purchase units under the announced plans or programs ($000's) *	$4,607	$3,626	$2,103	$534	$87	-
* Total amount of repurchase plan less cumulative repurchases

On December 10, 2008 we announced an additional unit repurchase plan under which the Partnership may repurchase limited partner units with an aggregate value of up to $2.5 million.  The unit repurchase period commenced on December 10, 2008 and is to continue for up to one year.  Partnership unit repurchases under the 2008 plan through the end of Fiscal 2008 were as follows:

2008 $2.5 million unit repurchase plan
2008
Month	December
Total number of units purchased	15,252
Average price paid per unit	$19.44
Total number of units purchased as part of publicly announced plans or programs	15,252
Approximate dollar value remaining to purchase units under the announced plans or programs ($000's) *	$2,203

* Total amount of repurchase plan less cumulative repurchases

As of February 16, 2009 we had repurchased 18,526 units under the $2.5 million unit repurchase plan for a total of approximately $363,000.

Performance Graph

The following graph shows a five-year comparison of cumulative total unitholder returns for the Partnership, the Standard and Poor’s Forest Products Index and the Wilshire 4500 for the five years ended December 31, 2008.  The total unitholder return assumes $100 invested at the beginning of the period in the Partnership’s units, the Standard and Poor’s Forest Products Index, and the Wilshire 4500.  The graph assumes distributions are reinvested.

	12/03	12/04	12/05	12/06	12/07	12/08

Pope Resources	100.00	165.28	210.03	239.91	308.76	152.80
S&P 500	100.00	110.88	116.33	134.70	142.10	89.53
S&P Smallcap 600	100.00	122.65	132.07	152.04	151.58	104.48
S&P Forest Products	100.00	112.98	115.30	121.56	131.07	57.09
Dow Jones Wilshire 5000	100.00	112.48	119.65	138.52	146.30	91.83
Dow Jones Wilshire 4500	100.00	118.10	129.94	149.80	157.88	96.26

Copyright © 2009 Standard & Poor's, a division of The McGraw-Hill Companies Inc. All rights reserved. Copyright © 2009 Dow Jones & Company. All rights reserved.

Issuance of Unregistered Securities

The Partnership did not conduct any unregistered offering of its securities in 2008.

Item 6.	SELECTED FINANCIAL DATA

Actual Results.  The financial information set forth below for each of the indicated years is derived from the Partnership’s audited consolidated financial statements.  This information should be read in conjunction with the consolidated financial statements and related notes included with this report.

The measure of free cash flow provides users of financial statements a benchmark for the amount of cash available for distributions and investments after making debt payments and recurring capital expenditures.  Since this measure starts with cash provided by operations, it does not include the increases or decreases resulting from changes in working capital that are included in operating cash flow presented on the Statement of Cash Flows.  The Partnership has used the method detailed below for calculating free cash flow.  Management recognizes that there are varying methods of calculating free cash flow and has provided the calculation below to aid investors that are attempting to reconcile between those different methods.

(Dollars in thousands, except per unit data)	Year Ended December 31,
	2008	2007	2006	2005	2004
Statement of operations data
Revenue:
Fee Timber	$23,551	$35,514	$35,260	$44,424	$33,571
Timberland Management & Consulting	944	1,344	3,670	7,764	1,601
Real Estate	3,683	15,037	27,320	4,818	4,476
Total revenue	28,178	51,895	66,250	57,006	39,648

Operating income/(loss):
Fee Timber	6,294	15,215	14,592	16,320	15,126
Timberland Management & Consulting	(543)	(883)	1,266	3,540	(598)
Real Estate (1)	(1,111)	5,163	13,864	1,270	1,586
General and Administrative	(3,951)	(4,782)	(3,817)	(3,651)	(2,986)
Total operating income	689	14,713	25,905	17,479	13,128

Net income	1,162	15,508	24,910	13,684	10,176

Earnings per unit – diluted	$0.25	$3.21	$5.23	$2.88	$2.22

Distributions per unit	$1.60	$1.36	$1.06	$0.80	$0.44

Balance sheet data
Total assets	165,411	179,325	180,282	106,358	94,868
Long-term debt	28,169	29,385	30,866	32,281	34,164
Partners’ capital	87,817	96,644	87,605	66,405	54,533
Debt to total capitalization	25%	24%	27%	34%	40%

Free cash flow (2):
Cash provided by operations	7,403	21,981	43,571	28,909	17,854
Plus:
Change in operating accounts and non-cash charges (3)	1,062	2,930	(3,935)	(3,539)	(1,717)
Less:
Principal payments	1,342	1,481	1,675	1,883	1,979
Capital expenditures, net of
timberland acquisitions (4)	5,166	12,162	12,177	6,756	3,260
Free cash flow	1,957	11,268	25,784	16,731	10,898

Other data
Acres owned/managed (thousands)	405	430	433	556	121
Fee timber harvested (MMBF)	38	55	55	74	60

(1)	Real Estate operating income in 2007, 2006, and 2005 includes $1,878,000, $260,000 and $198,000, respectively, of environmental remediation charges related to Port Gamble.
(2)
Management considers free cash flow to be a relevant and meaningful indicator of liquidity and earnings performance commonly used by investors, financial analysts and others in evaluating companies in its industry and, as such, has provided this information in addition to the generally accepted accounting principle-based presentation of cash provided by operating activities.

(3)	Non-cash charges exclude cost of land sold, depletion, depreciation and amortization because they are already factored into cash provided by operations.
(4)
The Partnership acquired 1,180 and 4,700 acres of timberland in 2008 and 2004, respectively, and Fund I acquired 24,000 acres of timberland in 2006.  The cost of these acquisitions was not included in the calculation of free cash flow.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains a number of projections and statements about our expected financial condition, operating results, and business plans and objectives.  These statements reflect management’s estimates based upon our current goals, in light of management’s knowledge of existing circumstances and expectations about future developments.  Statements about expectations and future performance are “forward looking statements” which describe our goals, objectives and anticipated performance.  These statements are inherently uncertain, and some or all of these statements may not come to pass.  Accordingly, you should not interpret these statements as promises that we will perform at a given level or that we will take any or all of the actions we currently expect to take.  Our future actions, as well as our actual performance, will vary from our current expectations, and under various circumstances these variations may be material and adverse.  Some of the factors that may cause our actual operating results and financial condition to fall short of our expectations are set forth in the part of this report entitled “Risk Factors” in Item 1A above.  Other issues that may have an adverse and material impact on our business, operating results and financial condition include our ability to accurately estimate the potential for environmental remediation costs at Port Gamble; the impacts of natural disasters on our timberlands and on surrounding areas; credit and economic conditions that affect demand for our products; and environmental and land use regulations that limit our ability to harvest timber and develop property. From time to time we identify other risks and uncertainties in our other filings with the Securities and Exchange Commission.  The forward-looking statements in this report reflect our estimates as of the date of the report, and we cannot undertake to update these statements as our business operations and environment change.

This discussion should be read in conjunction with the Partnership’s audited consolidated financial statements included with this report.

EXECUTIVE OVERVIEW

Pope Resources, A Delaware Limited Partnership (“we” or the “Partnership”), was organized in late 1985 as a result of a spin-off by Pope & Talbot, Inc. (“P&T”).  We are engaged in three primary businesses.  The first, and by far most significant segment in terms of owned assets and operations, is the Fee Timber segment.  This segment includes timberlands owned directly by the Partnership and operations of Fund I and to a lesser extent Fund II.  Operations in this segment consist of growing timber to be harvested as logs for sale to domestic manufacturers and to a lesser extent export brokers.  The second most significant business in terms of total assets owned is the development and sale of real estate.  Real Estate activities primarily take the form of securing permits, entitlements, and, in some cases, installing infrastructure for raw land development and then realizing that land’s value by the selling of larger parcels to buyers who will take the land further up the value chain, either to home buyers or to operators and lessors of commercial property.  Since these land projects span multiple years, the Real Estate segment may incur losses for multiple years while a project is developed until that project is sold resulting in operating income.  Our third business is raising and investing capital from third parties for private equity timber funds and managing the timberland owned by both these funds and unaffiliated owners.

As of December 31, 2008, we owned 114,000 acres of timberland in western Washington State plus 2,500 acres of real estate held for sale or development.  Our third-party Timberland Management & Consulting services have historically been conducted in Washington, Oregon, and California.

Net income for the year ended December 31, 2008 totaled $1.2 million, or $0.25 per diluted ownership unit, on revenues of $28.2 million.  For the corresponding period in 2007, net income totaled $15.5 million, or $3.21 per diluted ownership unit, on revenues of $51.9 million.  For the year ended December 31, 2008, cash flow from operations was $7.4 million, compared to $22.0 million in 2007.  Net loss for the quarter ended December 31, 2008 totaled $1.4 million, or $0.31 per ownership unit, on revenues of $3.2 million.  This compares to net income of $6.3 million, or $1.30 per diluted ownership unit, on revenues of $17.6 million for the quarter ended December 31, 2007.  Fourth quarter 2007 results include a $1.9 million charge for environmental remediation at Port Gamble.

Our revenues, net income and cash flows are lower than in recent years owing largely to the well-publicized macroeconomic factors that have resulted in a dramatic reduction in housing starts in the United States, and to a much lesser degree in Japan; interest rates; overseas shipping rates; and currency exchange rates, particularly those between the United States and Canada, Japan, and Europe.  Credit markets also have a significant impact on our business as our customers rely on those markets for liquidity.  Housing starts, interest rates, and credit markets reflect or influence the health of the U.S. housing market.  Currency exchange rates influence the competitiveness of our domestic sawmill customers as it relates to imported lumber from Canada, Europe, or the Southern Hemisphere as well as with the competitiveness of our logs in export markets in Asia.  Our export logs are sold to domestic intermediaries who then export the logs.  A favorable US$/yen exchange rate can help these intermediaries compete in the Japanese market with logs that originate from Canada, Russia, or the Southern Hemisphere, thus increasing the price that we are able to realize from the sale of this export-quality log volume.

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

Management’s major opportunity and challenge is to grow our revenue base profitably.  Our current strategy for adding timberland acreage is centered on our timber fund business model.  For example, Fund I acquired 24,000 acres of timberland in late 2006 and we are currently looking to acquire properties for Fund II.  Each of these funds is owned 20% by the Partnership and we earn both an asset management and on-the-ground timberland management fee from managing these timberlands.  Our real estate challenges center around how and when to “harvest” a parcel of land and capture the optimum value increment by selling the property.

Our consolidated revenue in 2008, 2007, and 2006, on a percentage basis by segment, is as follows:

Segment	2008	2007	2006
Fee Timber	84%	68%	53%
Timberland Management & Consulting	3%	3%	5%
Real Estate	13%	29%	42%

Further segment financial information is presented in Note 12 to the Partnership’s Consolidated Financial Statements included with this report.

Outlook

We expect 2009 revenue and income to decline from 2008 due to weakness in domestic housing starts and declines in the real estate and credit markets both of which impact the Fee Timber and Real Estate segments.  Our strong balance sheet provides us the opportunity to defer timber harvest and land sales until these markets improve, and management has announced an intention to take that action, reducing our forecasted timber harvest for 2009 by approximately 30% from what we consider to be our sustainable harvest level.  We also plan to look for opportunities to acquire timberland through Fund II at favorable prices during the current market weakness.

We plan to harvest 37 MMBF in 2009 which represents a 30% decline from our estimated sustainable harvest of 52 MMBF.  The decision to defer harvest was made in response to our expectation of continued weakness in log markets resulting from the slowdown in housing starts that is associated with widely publicized declines in the credit and housing markets.  In addition to the planned 32 MMBF harvest from our own lands, we plan to harvest 5 MMBF from Fund I tree farms in 2009.  This represents a 42% reduction from the Fund I sustainable harvest level of 8 MMBF.  Revenue generated by Fund I and II is consolidated into the Partnership’s financial statements.  The 80% interest in the Funds owned by third-party investors is reported beneath operating income and is labeled Minority Interest.  When speaking to inventory, volumes are expressed in millions of board feet, or “MMBF”, while elsewhere in the document, volumes harvested are expressed in thousands of board feet, or “MBF”.

We are also anticipating a decrease in Real Estate operating income, as the market for developable land is expected to remain extremely weak in the Pacific Northwest.  Until the market improves, we expect to concentrate our Real Estate activities primarily on preparing properties for sale through obtaining valuable entitlements and completing infrastructure improvements.

We are currently reviewing General & Administrative and other costs across our business units in an effort to reduce expenses in response to this historic recessionary period.  As a result of these cost reducing efforts, General & Administrative costs in 2009 are expected to decline relative to 2008.

RESULTS OF OPERATIONS

The following table reconciles net income for the years ended December 31, 2008 to 2007 and 2007 to 2006.  In addition to the table’s numeric analysis, the explanatory text that follows describes many of these changes by business segment.

YEAR TO YEAR COMPARISONS
(Amounts in $000's except per unit data)

	2008 vs. 2007	2007 vs. 2006
	Total	Total
Net income:
Year ended December 31, 2008	$1,162
Year ended December 31, 2007	15,508	$15,508
Year ended December 31, 2006		24,910
Variance	$(14,346)	$(9,402)

Detail of earnings variance:
Fee Timber
Log price realizations (A)	$(3,783)	$(219)
Log volumes (B)	(10,600)	440
Harvest & haul	3,600	(1,203)
Depletion	1,355	1,580
Other Fee Timber	474	19
Timberland Management & Consulting
Management fee changes	(176)	(433)
Disposition fees	-	(1,343)
Other Timberland Mgmnt & Consulting	548	(373)
Real Estate
Development property sales	(7,510)	(7,409)
Environmental remediation	1,878	(1,618)
Timber depletion on HBU sale	(478)	-
Other Real Estate	(164)	330
General & Administrative costs	831	(965)
Interest expense	239	470
Other (taxes, minority int., interest inc.)	(560)	1,322
Total change in earnings	$(14,346)	$(9,402)

(A) Price variance allocated based on changes in price using the current period volume.
(B) Volume variance allocated based on change in sales volume and the average log sales orice for the prior period less variance in log production costs.

Fee Timber

Revenue and Operating Income

Fee Timber revenue is earned primarily from the harvest and sale of logs from the Partnership’s 114,000 acres of fee timberland located in Western Washington and, to a lesser extent, from the lease of cellular communication towers together with the sale of gravel and other forest products that result from timberland operations.  Revenue from the sale of timberland tracts will also appear periodically in results for this segment.  Our Fee Timber revenue is driven primarily by the volume of timber harvested and by the average prices realized on log sales.  In late 2006, Fund I acquired 24,000 acres of timberland with operating activities from these properties beginning in 2007 and consolidated into this discussion of operations.

Revenue and operating income for the Fee Timber segment for each year in the three-year period ended December 31, 2008, are as follows (all dollar amounts in millions, harvest volume in thousand board feet).

($ Million) Year ended	Log Sale Revenue	Mineral, Cell Tower & Other Revenue		Total Fee Timber Revenue	Operating Income (loss)	Harvest Volume (MBF)
Pope Resources Timber	$16.7	$2.0		$18.7	$6.7	32,455
Fund I	2.4	2.4	*	4.8	(0.4)	5,293
2008	$19.1	$4.4		$23.5	$6.3	37,748

Pope Resources Timber	$30.5	$2.0		$32.5	$14.8	49,825
Fund I	3.0	-		3.0	0.4	5,336
2007	$33.5	$2.0		$35.5	$15.2	55,161

Pope Resources Timber	$33.3	$2.0		$35.3	$14.6	54,533
Fund I	-	-		-	-	-
2006	$33.3	$2.0		$35.3	$14.6	54,533

*Conservation easement sale revenue

Fiscal Year 2008 compared to 2007.  Revenue and operating income decreased in 2008 from 2007 due to a combination of less harvest volume and lower log prices partially offset by a $2.4 million conservation easement sale from Fund I.  We planned to decrease our harvest volume in 2008 from 2007 in response to weak log markets.  The decline in log prices is due to weak housing and credit markets experienced in 2008.  Harvest volume in 2008 decreased 32% from 2007.  Average log prices decreased $101 per MBF, or 17%, from log prices realized in 2007.  Operating income in 2008 attributed to the Fee Timber segment decreased $8.9 million, or 59% from 2007.

The conservation easement sale completed by Fund I is accounted for in the Fee Timber segment due to our policy of including all operations of Fund I and Fund II in the Fee Timber segment.  Conservation easement sales and land sales from the Hood Canal and Columbia tree farms made to buyers that plan to use the land for purposes other than timber production are accounted for in the Real Estate segment.

Fiscal Year 2007 compared to 2006.  Revenue and operating income increased modestly in 2007 from 2006.  The increase in revenue was due to an increase in harvest volume partially offset by a decline in average price realized.  Harvest volume in 2007 increased 1% from 2006 and includes 5,336 MBF harvested by Fund I.  The increase in harvest volume was offset in part by a decline in average log prices of $4 per MBF, or 1%, from log prices realized in 2006.  Operating income in 2007 attributed to the Fee Timber segment increased $623,000, or 4%, from 2006.  This increase was due primarily to a decline in depletion expense in 2007 from 2006.  Harvest volume in 2006 included 6,851 MBF from a separate depletion pool that carried a higher depletion rate than our other depletion pools.

Log Volume

Log volume sold for each year in the three-year period ended December 31, 2008 is as follows:

Volume (in MBF)	2008	% Total	2007	% Total	2006	% Total
Sawlogs
Douglas-fir	24,913	66%	35,114	64%	38,954	71%
Whitewood	3,121	8%	6,492	12%	3,800	7%
Cedar	795	2%	2,238	4%	1,075	2%
Hardwoods	977	3%	2,733	5%	3,591	7%
Pulp
All Species	7,942	21%	8,584	15%	7,113	13%

Total	37,748	100%	55,161	100%	54,533	100%

Log volume decreased 32% in 2008 from the 2007 harvest as management sought to reduce volume and preserve our asset value while log, lumber, and housing markets continued to decline throughout 2008.  Spot markets developed at times during the year for pulp and export quality Douglas-fir and white woods.  We took advantage of these spot markets when available but most log markets were extremely weak during the year.  Pulp prices also weakened as 2008 progressed due in part to a surge of available supply of whitewood pulp logs resulting from salvage logging of timber stands damaged in a December 2007 storm event.

Log volume increased 1% in 2007 from the 2006 harvest.  With the weakened market for Douglas-fir sawlogs, as a direct result of the soft housing market, we focused 2007 harvest on units with less Douglas-fir volume and more whitewood, cedar, and pulp.  This allowed us to take advantage of those selected log markets that remained relatively strong.  The export markets for high quality whitewood sawlogs strengthened in 2007 as log exporters were able to identify low cost opportunities to ship logs to Korea.  The market for pulp and cedar strengthened as supplies declined.  This is a common occurrence during weak log and lumber markets.  Wood chips used to manufacture pulp are a by-product of lumber manufacturing so when mills reduce production, fewer wood chips are created thus increasing demand for pulp logs.

Log Prices

We have categorized our sawlog volume by species, which is a significant driver of price realized as indicated by the table below.  The average log price realized by species for each year in the three-year period ended December 31, 2008, is as follows:

Price $/MBF	2008	% Change	2007	% Change	2006
Sawlogs
Douglas-fir	$537	-14%	$621	-7%	$669
Whitewood	412	-11%	462	4%	445
Cedar	1,245	-3%	1,280	17%	1,093
Hardwoods	638	-31%	931	37%	681
Pulp
All Species	359	-6%	381	42%	268
Overall
All Species	506	-17%	607	-1%	611

Douglas-fir: Douglas-fir is noted for its structural characteristics that make it generally preferable to other softwoods and hardwoods for the production of construction grade lumber and plywood.   Demand and price for Douglas-fir sawlogs is very dependent upon the level of new home construction.  As construction starts have declined significantly, we have experienced a 14% decline in Douglas-fir sawlog prices in 2008 from 2007 on top of a 7% decline in 2007 from 2006.

Whitewood: “Whitewood” is a term used to describe several softwood species, but for us primarily refers to western hemlock.  Though generally considered to be of a lower quality than Douglas-fir, these logs are also used for manufacturing construction grade lumber and plywood.  Beginning midway through the second quarter of 2008 large volumes of storm-damaged whitewood entered the market as operations got underway to salvage logs that were blown down in a major windstorm that hit coastal Washington in late 2007.  This influx of salvage material depressed both the export and domestic markets for whitewood.  These same factors combined with the depressed housing markets served to bring down the average price realized on whitewood 11% in 2008 from 2007 versus an increase of 4% in 2007 from 2006.

Cedar: Cedar is a minor component in most upland timber stands and is generally used for outdoor applications such as fencing, siding and decking.  Although there is a link between demand for these products and housing starts, this link is not as strong as with most other softwood species.  Cedar prices have decreased in 2008 versus 2007 by 3% versus a 17% increase in 2007 over 2006.  The strong price realized for 2007 and 2006 reflects a general decline in cedar volume available in the Puget Sound area with resultant upward pressure on price due to continuing demand for such logs.  The decline in 2008 reflects the decrease in home remodeling activity in concert with weakened credit and real estate markets.

Hardwood:  “Hardwood” can refer to many different species, but on our tree farms primarily consists of red alder.  The local mills that process alder sawlogs are using the resource to manufacture lumber for use in furniture and cabinet construction.  In past years, the price realized from the sale of red alder sawlogs increased in connection with relatively limited supply, coupled with increased demand as a result of new mills focused on hardwood lumber production in the Pacific Northwest.  However, the demand for alder lumber has been blunted as users have substituted other species in the face of higher alder prices.  The effect of this substitution, combined with weakness in demand for end-use products has translated to lower prices and explains why the year-over-year price realized for hardwood log prices decreased 31% from 2007 versus an increase of 37% in 2007 from 2006.  Hardwood represents a relatively minor species in our sales and timber inventory mix and only produces a small impact on overall revenue and earnings.

Pulp:  Pulp is a lower quality log of any species that is manufactured into wood chips.  These chips are used primarily to make a full range of pulp and paper products from unbleached linerboard used in paper bags and cardboard boxes to fine paper and specialty products.  The price realized from the sale of pulp logs is primarily driven by local pulp log inventories.  Pulp prices in 2008 were down 6% from 2007 versus a 42% increase in 2007 over 2006.  Pulp log prices were volatile during 2008 as pulp shortages caused by a decline in lumber mill activities resulted in an increase in demand for log prices in early 2008 followed by a dramatic increase in supply in the latter half of the year as salvage logging of coastal timber stands brought to market logs damaged in a significant wind storm in December 2007.

Customers

Annual harvest volume and average price paid as of December 31, is as follows:
	2008		2007		2006
Destination	Volume*	Price/MBF	Volume*	Price/MBF	Volume*	Price/MBF
Domestic mills	24,191	$531	43,258	$652	44,315	$659
Export brokers	5,615	610	3,319	612	3,105	700
Pulp	7,942	359	8,584	382	7,113	268
Total	37,748	$506	55,161	$607	54,533	$611
*Volume in MBF

Domestic mills purchased 64% of our harvest in 2008 versus 78% in 2007.  The decline in the proportion of log volume sold to domestic mills resulted from an increase in volume sold to export brokers and pulp mills.  Export brokers represent those log buyers that purchase our logs and then resell them primarily to the export market.  Export brokers purchased 15% of our 2008 harvest, versus 6% in 2007.  Pulp mills purchased 21% of our harvest volume in 2008 as compared to 16% of 2007.

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

Harvest Volumes and Seasonality

The Partnership’s 114,000 acres of timberland consist of both the 70,000-acre Hood Canal tree farm and the 44,000-acre Columbia tree farm.  The Hood Canal tree farm is located in the Hood Canal region of Washington State.  Most of this tree farm acreage is at a relatively low elevation where harvest activities are possible year-round.  As a result of this competitive advantage, we are often able to harvest and sell a greater portion of our annual harvest in the first half of the year when the log supply in the marketplace tends to be lower.  In 2008, our harvest was for the most part evenly spread between the first three quarters of the year due  in part to a lower planned harvest level from the Hood Canal tree farm and an uncertain market for logs that led us to a more even-flow harvest schedule in 2008 versus prior years.

The percentage of annual harvest volume by quarter for each year in the three-year period ended December 31, 2008 is as follows:

Year ended	Q1	Q2	Q3	Q4
2008	25%	38%	31%	6%
2007	18%	41%	28%	13%
2006	40%	31%	22%	7%

Cost of Sales

Cost of sales for the Fee Timber segment consists of harvest costs and depletion expense.  Harvest costs represent the direct cost incurred to convert trees into logs and deliver those logs to their point of sale and associated state excise taxes owed on the harvest of logs.  Depletion expense represents the cost of acquiring or growing the timber harvested.  We are using two separate depletion rates in 2008 and 2007, with our primary pool used for volume harvested from the Hood Canal and Columbia tree farms and the second pool for volume harvested from tree farms owned by Fund I.  In 2006, we also harvested from two separate depletion pools consisting of our primary pool and the pool used for timber harvested from the timberland acquired in the fourth quarter of 2004.  Depletion expense is calculated by first deriving a depletion rate as follows:

Depletion rate =    Accumulated cost of timber and capitalized road expenditures
   Estimated volume of 35-year-old merchantable timber

The depletion rate is then applied to volume harvested to calculate depletion expense.  In 2008, we changed our definition of “merchantable” to 35-year-and-older timber from 40-year-and older in previous years.

Fee Timber cost of sales, expressed on a per MBF basis for each year in the three-year period ended December 31, 2008, is as follows:

Year ended	Harvest, Haul and Other per MBF	Depletion per MBF	Total Cost of Sales per MBF *
2008	$198	$91	$289
2007	200	87	287
2006	187	110	297

* Total excludes cost of conservation easement sale

As described above, the depletion rate is calculated by dividing the historical cost of the timber and related capitalized road expenditures by merchantable timber volume.  That calculated rate is then applied to volume harvested.  We harvested a total of 37,748 MBF in 2008, with 5,293 MBF attributable to the separate depletion pool created for the Fund I Timberlands.  The separate depletion pool for Fund I harvest is higher than the pooled rate used for the Partnership’s harvest due to historical cost basis attributed to this timber.  The majority of the pooled lands have been owned for decades and carry relatively low historical cost in comparison to the Fund I properties we purchased in late 2006. The depletion rate used in the Fund I separate pool under normal market conditions would approximate the net stumpage value realized (delivered log price less harvesting and transportation cost) on the sale of this particular timber.  However in today’s weak market conditions the net stumpage realized is less than the depletion rate resulting in a loss on timber harvested from Fund I.

Depletion expense is generated from the harvest and sale of timber and periodically from Real Estate sales when land is sold with standing timber.  Depletion expense resulting from timber harvest for each year in the three-year period ended December 31, 2008 was made up of the following:

	Year ended December 31, 2008
	Pooled	Fund I	Total
Volume harvested (MBF)	32,455	5,293	37,748
Rate/MBF	$64.52	$253.73	$91.05
Depletion expense ($ 000's)	$2,094	$1,343	$3,437

	Year ended December 31, 2007
	Pooled	Fund I	Total
Volume harvested (MBF)	49,824	5,337	55,161
Rate/MBF	$70.31	$237.77	$86.51
Depletion expense ($ 000's)	$3,503	$1,269	$4,772

	Year ended December 31, 2006
	Pooled	Quilcene	Total
Volume harvested (MBF)	47,682	6,851	54,533
Rate/MBF	$68.97	$396.63	$110.13
Depletion expense ($ 000's)	$3,288	$2,717	$6,006

Harvest costs vary based upon the physical site characteristics of acreage harvested.  Harvest units that are difficult to access, or that are located on steep hillsides requiring cable harvest systems, are more expensive to harvest.  Haul costs vary based upon the distance between the harvest site and the customer’s location.  Per MBF harvest and haul costs were slightly lower in 2008 relative to 2007 due to the selection of less expensive harvest units in the face of weak log pricing.  The increase in harvest and haul costs in 2007 relative to 2006 is due to the location of the harvest units, where logs harvested in 2007 compared to 2006 were hauled a greater distance to customer locations.

Fee Timber cost of sales for each year in the three-year period ended December 31, 2008 is as follows (all dollar amounts in millions):

		Cost of
($ Million)	Harvest, Haul	Conservation		Total Cost
Year ended	and Other	Easement Sale	Depletion	of Sales
2008	$7.5	$2.2	$3.4	$13.1
2007	11.0	-	4.8	15.8
2006	10.2	-	6.0	16.2

Fee Timber cost of sales decreased $2.7 million in 2008 from 2007 and decreased $384,000 in 2007 from 2006.  The decrease in 2008 from 2007 is due to a decline in volume harvested partially offset by land basis expensed with the sale of a conservation easement by Fund I.  The decrease in 2007 versus 2006 is due to a decline in the average depletion rate used on timber harvested offset by increased harvest costs.

Operating Expenses

($ Million) Year ended	2008	2007	2006
Operating Expenses	$4.2	$4.5	$4.4
Average Acres	137,780	137,321	120,119
$/Acre	$30	$33	$37

Fee Timber operating expenses for each of the three years ended December 31, 2008, 2007, and 2006 were $4.2 million, $4.5 million, and $4.4 million, respectively.  Operating expenses include management, silviculture and the cost of both maintaining existing roads and building temporary roads required for harvest activities.  Operating costs remained relatively consistent in all three years despite the addition of 24,000 acres owned by Fund I.  This is due primarily to the benefits of scale we enjoy as a result of adding acreage to this segment.

Timberland Management & Consulting

Revenue and Operating Income

The Timberland Management & Consulting segment generates revenue by providing timberland management and forestry consulting services to timberland owners and managers.  An additional aspect of this segment’s activities is the development of timberland property investment portfolios on behalf of third-party clients and the Funds.

The Timberland Management & Consulting segment is currently managing approximately 267,000 acres of timberland for Cascade Timberlands LLC and an additional 24,000 acres for Fund I.  The Cascade project includes management, consulting, and disposition services.  Revenue and operating income for the Timberland Management & Consulting segment for each year in the three-year period ended December 31, 2008, are as follows (all dollar amounts in millions):

Year ended	Revenue	Operating income (loss)
2008	$0.9	$(0.5)
2007	1.3	(0.9)
2006	3.7	1.3

Fiscal Year 2008 compared to 2007.  Revenue and operating loss for 2008 were $400,000 and $340,000 lower, respectively, than in 2007.  The decrease in revenue and operating loss is due primarily to the closure of our timberland consulting office in McCloud, California in December 2007.  Revenue also declined due to a decline in acres under management for Cascade Timberlands.

We completed our first closing of Fund II in 2008 with $46.3 million of committed capital, including our 20% co-investment.  We expect to complete the second and final closing of Fund II at the end of first quarter of 2009 with $100 million of equity capital, including our 20% co-investment.  At each closing, all investors are required to contribute 1% of their equity capital commitment.  The remaining equity capital commitment will be contributed as suitable timber properties are identified and acquired.

Fiscal Year 2007 compared to 2006.  Revenue and operating income for 2007 were $2.4 million and $2.2 million lower, respectively, than in 2006.  The decrease in 2007 is due to a decline in acres under management due to additional sales of Cascade’s timberlands and $1.3 million in non-recurring timberland disposition fees earned in 2006.

Fund I and Fund II were formed by Olympic Resource Management LLC to attract investor capital to purchase timberlands.  Fund I had a $61.8 million capital commitment, of which $58.5 million was placed in late 2006.  Pope Resources’ co-investment totaled $11.7 million, or 20% of Fund I.  Fund II is planned as a $100 million fund, of which we have a 20% co-investment commitment. Both Funds are treated as consolidated subsidiaries whose results are reported under the Fee Timber segment.  Operating results attributed to the 80% third-party interest in the Funds are reported under Minority Interest below operating income.

Operating Expenses

Fiscal Year 2008 compared to 2007.  Timberland Management & Consulting operating expenses decreased $740,000 in 2008 from 2007.  This is attributed to a decrease in organization costs associated with Fund II as well as the closure of the McCloud, California office in December 2007.

Fiscal Year 2007 compared to 2006.  Timberland Management & Consulting operating expenses decreased $177,000 in 2007 from 2006.  This is attributable to decreased activities associated with Cascade timberlands netted against an increase in organization costs associated with Fund II.

Real Estate

Revenue and Operating Income

The Partnership’s Real Estate segment consists primarily of revenue from the sale of land together with residential and commercial property rents.  The Partnership’s real estate holdings are located primarily in Pierce, Kitsap, and Jefferson Counties in Washington State.

Results from Real Estate operations are expected to vary significantly from year to year as we make multi-year investments in entitlements and infrastructure prior to selling entitled or developed land.  Revenue and operating income for the Real Estate segment for each year in the three-year period ended December 31, 2008, are as follows (all dollar amounts in millions):

Year ended	Revenue	Environmental remediation expense	Operating income (loss)
2008	$3.7	$-	$(1.1)
2007	15.0	1.9	5.2
2006	27.3	0.3	13.9

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

Real Estate segment revenue for each year in the three year period ended December 31, 2008 consists of the following (all dollar amounts in thousands):

Description	Revenue	Gross Margin	Acres Sold	Revenue/ Acre	Gross Margin/ Acre
Rural Residential	$1,626	$1,058	216	$8	$4.9
Rentals	1,158	1,157	NA	NA	NA
Conservation Easement	830	418	NA	NA	NA
Other	69	71	NA	NA	NA
2008 Total	$3,683	$2,704	216	$8	$4.9

Commercial/Business Park	$11,124	$7,155	15	$719	$463
Revenue Recognized on % Complete for 2006	1,346	838	NA	NA	NA
Other Land Sale	1,018	964	91	$11	$11
Rural Residential	553	458	50	$11	$9
Rentals	982	982	NA	NA	NA
Other	14	15	NA	NA	NA
2007 Total	$15,037	$10,412	156	$81	$55

Commercial/Business Park	$11,637	$6,184	37	$315	$167
Residential Plat	10,673	7,715	200	$53	$39
Rural Residential	2,596	1,872	527	$5	$4
Other Land Sale	1,400	1,003	401	$3	$3
Rentals	1,002	1,002	NA	NA	NA
Other	12	12	NA	NA	NA
2006 Total	$27,320	$17,788	1,165	$23	$14

Fiscal Year 2008 compared to 2007.  In 2008, revenue for the Real Estate segment decreased by $11.3 million and operating income decreased $6.3 million from 2007 results. The large decrease in revenue and operating results is attributed to a decline in sales of land stemming both from the weak market for land experienced in 2008, the relatively large commercial sales experienced in 2007 which were the direct result of multi year investments made during and prior to 2007, and $1.3 million of non-recurring revenue recognized in 2007 related to sales closed in 2006.

Nearly all of the land transactions in 2008 were sold from the Rural Residential lot program. The Partnership’s Rural Residential lot program typically produces lots from 5 to 80 acres in size, based on underlying zoning densities.  This type of program entails an entitlement effort typically consisting of simple lot segregations and boundary line adjustments.  Development activities include minor road building, surveying, and the extension of utilities.  Rural Residential revenue in 2008 consisted of 7 separate transactions totaling 216 acres.  Demand for rural lots has dropped significantly in 2008 commensurate with decreased housing demand.  The $830,000 of conservation easement revenue is reported in the Real Estate segment as it was generated from the sale of a conservation easement on 126 acres of development property.  The conservation easement restricts us from harvesting 2,000 MBF of timber and does not allow building on the property but does create value on neighboring parcels of property that we own through the protected open space created by the conservation easement.

Management intends to offer a steady supply of rural residential lots to the market that will result in an ongoing revenue stream for the Real Estate segment.  We have a target of selling 150 to 300 acres annually.  We expect 2009 rural residential sales to end up at the low end of this targeted range due to softness in our local markets for rural residential land.

Fiscal Year 2007 compared to 2006.  In 2007, revenue and operating income for the Real Estate segment decreased by $12.3 million and $8.7 million, respectively, over 2006 amounts.  The large revenue decrease can be attributed primarily to the large transactions occurring in 2006 and to a lesser extent on softening real estate market conditions in 2007.

Commercial/business park transactions in 2007 included sales from our Gig Harbor and Bremerton projects and a single acre of property located in Poulsbo, Washington.  In Gig Harbor we sold a total of 12 acres resulting in $9.9 million of revenue and $6.6 million of gross margin.  These Gig Harbor transactions included a 6-acre sale for $7.2 million that was closed in 2006 but due to a right of rescission the revenue was not recognized until 2007 when this right of rescission terminated after we completed required infrastructure improvements.  At our Bremerton project we sold two industrial lots representing over two acres resulting in $1.0 million of revenue and $0.4 million of gross margin.  The remaining commercial/business park property sale was a 1-acre parcel near our headquarters in Poulsbo that was sold for $230,000 resulting in gross margin of $166,000.

Revenue recognized using the percentage completion method primarily related to the 2006 sale of a 200-acre, residential plat from our Bremerton project.  Certain obligations under the purchase and sale agreement were not completed as of December 31, 2006 and, as a result, 2007 results include $1.3 million in revenue and $838,000 of gross margin from this sale.

The 91-acre, $1.0 million “Other Land Sale” in the preceding table represents a sale to Kitsap County Parks.  This land will be used as part of a public trail system that we expect to add value to the community and our development properties in North Kitsap County.

 Rural Residential revenue in 2007 consisted of 3 separate transactions totaling 50 acres and represented a 91% decrease in acres sold compared to 2006.  Demand for rural lots dropped significantly in 2007 commensurate with decreased demand for housing.

Cost of Sales

Real Estate cost of sales for each of the three years ended December 31, 2008, 2007, and 2006 were $979,000, $4.6 million, and $9.5 million, respectively.  Cost of sales during the periods presented result from the aforementioned land sales.  The decreases in cost of sales in 2008 relative to 2007, and in 2007 compared to 2006, were due primarily to a decline in acres sold.

Operating Expenses

Real Estate operating expenses for each of the three years ended December 31, 2008, 2007, and 2006 were $3.8 million, $3.4 million, and $3.7 million, respectively.  Operating expenses increased $444,000 in 2008 compared to 2007 due primarily to an increase in professional costs incurred in the pursuit of entitlements for real estate projects. Operating expenses decreased $293,000 in 2007 compared to 2006 due to a reduction in project-related expenditures incurred in connection with a number of ongoing long-term projects, particularly at Gig Harbor, Bremerton, Kingston, and Port Gamble.

Environmental Remediation

The Partnership has accrued liabilities for environmental cleanup of $1.6 million and $2.0 million as of December 31, 2008 and 2007, respectively, for estimated environmental remediation charges in and around the townsite of Port Gamble.  Port Gamble is a historic town that was owned by P&T for decades until 1985 when the townsite and other assets were spun off to the Partnership.  P&T continued to operate the townsite through 1995 and leased the millsite at Port Gamble until January 2002 when a settlement agreement was signed between the Partnership and P&T.  This settlement agreement set forth how the two companies were to apportion the costs and responsibility for environmental remediation in Port Gamble.  The “millsite” is referred to as such because a lumber mill operated on that portion of the property for more than one hundred years until 1995, before it was dismantled by the end of 1996.

Our 2007 results reflect a $1.9 million charge to earnings to increase our environmental remediation liability.  This amount reflects our estimate of potential liability associated with environmental contamination at Port Gamble.  This contamination is believed to have occurred during the years P&T operated a mill at Port Gamble, from 1853 to 1995.  At the time Pope Resources was spun off from P&T, Port Gamble was included in our assets, and after contamination was discovered at the townsite, millsite, and in the adjacent bay, we entered into a settlement and remediation agreement with P&T pursuant to which we and P&T allocated responsibility for cleanup costs.  Under Washington law, both Pope Resources and P&T are “potentially liable persons” based on ownership and/or operation of the site.

P&T’s declining financial condition culminated in a late October 2007 bankruptcy filing in Canada, followed in November 2007 by a Chapter 11 bankruptcy filing in the United States.  Since the initial bankruptcy filing, P&T has undertaken to sell substantially all of its assets, converting its original petition to a Chapter 7 liquidation plan in May 2008 and as of August 2008, is in the final stages of Chapter 15 liquidation. These events cause us to believe that P&T will be unable to meet the remaining portion of its obligations under our settlement and remediation agreement.

Because of the joint and several liability that attends to the cleanup obligation, management has taken a number of steps to address our own exposure as follows:

•	We are working closely with environmental consultants to actively manage the process and status of the remediation efforts.

•	As noted above, our environmental remediation liability is estimated to be $1.6 million at the end of 2008 to reflect our current estimate of the remediation costs.

•
We are in active discussions with the Washington State Department of Ecology to promote protection of the environment, optimize and appropriately allocate the remaining cleanup liabilities, and maximize our control over the remediation process.

Management continues to monitor closely both the Port Gamble cleanup process and the P&T bankruptcy proceeding. The $1.6 million liability balance as of December 31, 2008 represents management’s best estimate of the liability for work remaining at the site based upon an estimation method that represents the most likely outcome.  The range of potential liabilities is $816,000 to $4.5 million which represents the range of two standard deviations from the mean of possible outcomes generated by the statistical modeling process used to estimate this liability as of December 31, 2008.

The environmental liability at December 31, 2008 includes $300,000 that the Partnership expects to expend in the next 12 months and $1.3 million thereafter.  Activities at the site during 2008 included dismantling a sparge area of dredged materials on the millsite itself and costs for developing a clean-up plan for the site as a whole.  Activity in the environmental remediation liability is detailed as follows:

($ Thousands) Year ended December 31,	Balances at the Beginning of the Year	Additions to Accrual	Expenditures for Remediation	Balances at the End of the Year
2006	158	260	176	242
2007	242	1,878	126	1,994
2008	1,994	-	440	1,554

General & Administrative (G&A)

Fiscal Year 2008 compared to 2007.  G&A costs decreased $831,000, or 17%, to $4.0 million from $4.8 million in 2007.  The decrease in G&A expense is due primarily to professional service fees incurred in 2007 to evaluate capital structuring alternatives with management and the Board of Directors of the General Partner that did not recur in 2008.  G&A costs represented 14% of revenue in 2008.

Fiscal Year 2007 compared to 2006.  G&A costs increased $965,000, or 25%, to $4.8 million from $3.8 million in 2006.  The increase in general and administrative expense is due primarily to aforementioned professional service fees incurred in 2007.  G&A costs represented 9% of revenue in 2007.

Interest Income and Expense

Interest income for 2008 decreased to $965,000 from $1.8 million in 2007 and $1.2 million in 2006.  The decrease in interest income in 2008 is due primarily to a decrease in cash investments combined with a decrease in average interest earned.  The increase in interest income in 2007 versus 2006 is due to higher average cash and short-term investment balances.  During 2008, we have invested cash in excess of immediate operating cash requirements in treasury securities and money market accounts.  We also have $4 million par value of student loan auction rate securities with the highest credit rating of Aaa/AAA.  The maturities on these securities are long-term while the interest rate resets every 28 days.  Further student loan auction rate securities information is presented in “Liquidity and Capital Resources” below and in Note 2 to our consolidated financial statements included in this report.

Interest expense, net of interest capitalized to development projects, was $1.2 million for 2008, $1.4 million for 2007, and $1.8 million for 2006.  The decrease in interest expense from 2006 to 2007 and 2007 to 2008 is attributable to regularly scheduled principal payments due on our timberland mortgage and an increase in capitalized interest related to increased basis on land projects under development.  The Partnership’s debt consists primarily of mortgage debt with a fixed interest rate and amortization schedule.  The outstanding debt has not been reduced with available cash and short-term investment balances because the terms of the timberland mortgages include a “make whole” premium payable to the lender for unscheduled principal payments.

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

Fiscal Year 2008 compared to 2007.  We have recorded an income tax benefit of $61,000 in 2008, whereas we had recorded a benefit of $69,000 in 2007.  The tax benefits recorded in 2008 and 2007 result from losses incurred in ORMLLC as we work on building the private equity timber fund business while management fees generated from the Cascade Timberlands management contract decline.

Fiscal Year 2007 compared to 2006.  We have recorded an income tax benefit of $69,000 in 2007, whereas we had recorded a provision for income taxes of $439,000 in 2006.  The tax benefit in 2007 results from the operating loss generated by our Timberland Management & Consulting segment. In 2007 the Timberland Management & Consulting segment generated income from management and disposition services provided to Cascade Timberlands that declined in subsequent years as properties were sold.

Minority Interest

Minority Interest represents the 80% portion of 2008 net loss of the Funds attributed to third-party owners of the Funds.  The increase in this amount from prior year is due to the increase in operating activities of Fund I given its acquisition of timberland in late 2006.

Minority Interest-IPMB

Minority Interest-IPMB represents that share of income earned from the Investor Portfolio Management Business (IPMB) allocated to Pope MGP, Inc., the Managing General Partner of the Partnership.  The 1997 amendment to the Limited Partnership Agreement authorizing the Partnership to pursue the IPMB further specifies that income from the IPMB will be split using a sliding scale allocation method beginning at 80% to the Partnership’s wholly-owned subsidiary, ORM, Inc., and 20% to Pope MGP, Inc.  The sliding scale allocation method evenly divides IPMB income between ORM, Inc. and Pope MGP, Inc. once such income reaches $7,000,000 in a given fiscal year.  The share of IPMB allocated to Pope MGP is further split between Pope MGP and a management incentive plan.  In 2008 and 2007, Pope MGP’s share of the IPMB was $0.

Current activities of the IPMB are contained in the Timberland Management & Consulting segment, which include timberland consulting, management and disposition services, and expenses associated with the launch of Fund II.

Fiscal Year 2008 compared to 2007.  The charge or expense that is the allocation of income to a minority interest is zero for both 2008 and 2007 due to current losses in the Timberland Management & Consulting segment as we work on growing our private equity timber fund business.

Fiscal Year 2007 compared to 2006.  The charge or expense that is the allocation of income to a minority interest decreased to zero in 2007 from $77,000 in 2006.  The decrease in minority interest allocation is due to the reduction in the per-acre management fee rate for our primary timberland management client and expenses associated with launching Fund II.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

We ordinarily finance our business activities using funds from operations and, where appropriate in management’s assessment, bank lines of credit.  We generate operating cash flow through the sale of timber products; by providing timberland management, disposition, and consulting services; by developing timberland investment portfolios for third-parties; and by selling land for development.  Significant recurring uses of cash include the following: replanting and fertilizing trees; maintaining an adequate road system on our tree farms; investing in our development properties; funding annual debt payments on timber mortgages and local improvement district debt; funding quarterly cash distributions and unit repurchase programs; and funding general and administrative expenses.

Funds generated internally from operations and externally through financing are expected to provide the required resources for the Partnership’s future capital expenditures.  Cash and cash equivalents are currently being invested directly in treasury bills and in money market funds that invest only in U.S. government-issued securities.  The Partnership’s debt-to-total-capitalization ratio as measured by the book value of equity was 25% at December 31, 2008 versus 24% at December 31, 2007.  The change in debt-to-total-capitalization ratio at December 31, 2008 reflects offsetting year-to-date events. The first was our annual timberland mortgage payment of $1.3 million which occurred on March 31 that reduced long-term debt outstanding, offset by $7.4 million in distributions to unit-holders and $3.9 million in units repurchased pursuant to our unit repurchase program that began in late 2007.

At December 31, 2008, the Partnership held AAA-rated Student Loan Auction Rate Securities (SLARS) with a par value of $4.0 million but an estimated fair value of $3.6 million. SLARS are collateralized long-term debt instruments that are intended to provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 28 days. Beginning in February 2008, auctions failed for approximately $17 million in par value of SLARS we held because sell orders exceeded buy orders. Although higher interest rates for SLARS went into effect upon failure of the auctions, the principal amount of the securities associated with failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. We have thus classified the remaining $4.0 million par value of SLARS - where we have received neither a repurchase agreement from the broker-dealer nor an agreement to redeem by the issuer - as a non-current asset at management’s estimate of fair value of $3.6 million.

Moody’s Investors Service downgraded two of the four securities in our SLARS portfolio from Aaa to A3 in February 2009.  Standard and Poor’s AAA rating was not changed.  These two securities represent half of the par value of our remaining SLARS portfolio.  The new lower rating, which occurred in February 2009, is expected to have a negative impact on the value of these securities in 2009.  We have filed a claim with the Financial Industry Regulatory Authority (FINRA) against the broker that sold us the $4.0 million par value of SLARS.  The FINRA claim is currently in arbitration with a hearing scheduled for June 2009 and the results will not be known until the arbitration process is complete.

The Partnership’s debt consists primarily of a timberland mortgage with a fixed amortization schedule and loan term, which includes a prepayment penalty. One of the consequences of our planned reduction in harvest is that we anticipated falling below the minimum threshold for our cash flow covenant.  We alerted our mortgage lender to this and in October 2008, we received from the mortgage lender a waiver of the cash flow coverage ratio’s applicability beginning with the fourth quarter of 2008, through and including the fourth quarter of 2010.  On July 31, 2008, the Partnership entered into a $40 million revolving line of credit with Northwest Farm Credit Services. Northwest Farm Credit Services provides financing and related services to timber producers, farmers, ranchers, commercial fishermen, and agribusinesses in the Pacific Northwest.  It is part of the 90-year-old Farm Credit System, a nationwide network of customer-owned lending institutions and specialized service organizations that provide about one-third of the total credit used by America's farmers, ranchers and agricultural cooperatives.  Our unsecured revolving loan agreement with Northwest Farm Credit Services matures in August 2011 and requires that we maintain a minimum debt-to-total capitalization ratio that the Partnership currently satisfies. As of December 31, 2008, there were no amounts outstanding on the line of credit.  Management believes that the cash we hold in excess of our current operating needs together with this newly obtained line of credit provides ample liquidity for our near-term operating needs.

We have completed our first closing of Fund II with a committed capital balance of $46.3 million. Management anticipates that following the final closing in the first quarter of 2009 Fund II will be sized at approximately $100 million and that we will co-invest at the same 20% level ($20 million in this case), as was done for Fund I.  At each closing 1% of the committed equity capital is collected from each investor.  The remaining capital calls will be made on this commitment as properties are acquired.

The annual harvest target for 2009 is expected to be approximately 37 MMBF which is consistent with 2008 harvest.  This represents a 30% reduction from our currently-estimated sustainable harvest volume of 52 MMBF.  The decision to defer harvest was made in response to our expectation of continued weakness in the market for sawlogs resulting from the slowdown in housing starts.   We plan to harvest 5 MMBF from the tree farms owned by Fund I in 2009.  This represents a 42% reduction from Fund I’s sustainable harvest level of 8 MMBF.

During the year ended December 31, 2008, overall cash and cash equivalents increased $15.8 million resulting from the sale of short term investments.  During the year ended December 31, 2007, overall cash and cash equivalents decreased by $5.0 million while we invested an additional $5.8 million in short-term investments.

Operating cash activities.  The table below provides the components of operating cash flows for each annual period ended December 31.  Cash received from customers and paid to suppliers and employees results from the harvest and sale of forest products from our tree farms; timberland management, disposition, and consulting services provided to timberland owners; and finally, the sale of development properties.

Operating cash activities (in thousands):	2008	2007	2006
Cash received from customers	$29,071	$47,667	$69,548
Cash paid to suppliers and employees	(21,281)	(24,473)	(25,030)
Interest received	1,025	1,712	1,095
Interest paid	(1,401)	(2,585)	(1,795)
Income taxes paid	(11)	(340)	(247)
Total	$7,403	$21,981	$43,571

Cash generated by operating activities decreased to $7.4 million in 2008 from $22.0 million in 2007.  The decrease in cash generated by operating activities resulted primarily from the decrease in timber harvest and reduced land sales in response to weak markets for logs and land.

Cash generated by operating activities decreased to $22.0 million in 2007 from $43.6 million in 2006.  The decrease in cash generated by operating activities resulted primarily from two major non-recurring land sales in 2006 that resulted in nearly $20.0 million of cash flow.

Investing cash activities.  The table below represents the annual components of cash used by year in investing activities for each annual period ended December 31.  Recurring investing activities consist primarily of tree planting, road building and investment in our development properties to build infrastructure and acquire the entitlements necessary to make further development of the properties possible.

Investing activities (in thousands):	2008	2007	2006
Buildings and equipment	$(555)	$(793)	$(622)
Development properties	(3,451)	(9,868)	(10,458)
Timber and roads	(1,160)	(1,501)	(1,098)
Timberland acquisitions	(904)	-	(57,805)
Redemption (purchase) of short-term investments	26,775	(5,775)	(10,000)
Proceeds from the sale of fixed assets	41	64	-
Cash provided by (used in) investing activities	$20,746	$(17,873)	$(79,983)

Cash provided by investing activities increased to $20.7 million in 2008 from cash used in investing activities of $17.9 million in 2007.  The increase in 2008 from 2007 is due primarily to the redemption of SLARS, coupled with a reduction in cash invested in development properties.  In 2008, we liquidated $26.8 million in SLARS versus 2007 when we purchased $5.8 million in SLARS.  During 2008, we invested $3.5 million in development properties, $1.2 million in timber and roads and approximately $555,000 in other capital expenditures.   In addition to $904,000 spent in a land acquisition, we incurred capital expenditures for development costs in 2008 for the following Real Estate properties: $777,000 at Gig Harbor, $521,000 at Bremerton, $1.3 million of capitalized interest related to the Gig Harbor and Bremerton projects, $300,000 at Port Ludlow, $312,000 at Kingston and $290,000 related to other miscellaneous projects.

Cash used in investing activities decreased to $17.9 million in 2007 from $80.0 million in 2006.  The decrease in 2007 from 2006 is due primarily to Fund I’s 2006 $57.8 million acquisition of two timber properties.  In 2007, we invested $5.8 million in short term investments and $793,000 of other capital expenditures.  Cash used to purchase short-term investments represents the acquisition of SLARS that were being used as a vehicle for investing cash balances in excess of cash required for immediate operating needs.  We incurred capital expenditures for development costs in 2007 for the following Real Estate properties: $2.9 million at Gig Harbor, $2.6 million at Bremerton, $1.6 million for a land acquisition that is contiguous to the Port Gamble townsite, $1.1 million of capitalized interest related to the Gig Harbor and Bremerton projects, $828,000 at Hansville, $610,000 at Kingston and $23,000 related to other miscellaneous projects.

Cash provided by (used in) financing activities.  The table below represents the components of cash used in financing activities for each year of the three-year period ended December 31, 2008.  Our financing activities primarily reflect payments made on timber mortgages and other debt, unitholder distributions, capital contributions by third-party investors in the Funds, and payments to the Managing General Partner, Pope MGP, for its minority interest allocation of IPMB income.  These payments and outflows are partially offset by cash received from the exercise of unit options issued to employees and directors.

Financing activities (in thousands):	2008	2007	2006
Mortgage/LID payments	$(1,342)	$(1,481)	$(1,675)
Cash distribution to unitholders	(8,244)	(6,929)	(4,961)
Unit repurchase	(3,940)	(1,374)	-
Cash received from unit option exercises	644	730	254
Excess tax benefit from equity-based compensation	167	-	-
ORM Timber Fund I, LP capital contributions	-	-	46,831
ORM Timber Fund II, Inc. capital call	370	-	-
Minority interest distribution	-	(74)	(204)
Cash provided (used) by financing activities	$(12,345)	$(9,128)	$40,245

Cash used by financing activities was $12.3 million in 2008 as compared to $9.1 million used by financing activities in 2007.  This change is due primarily to the use of $3.9 million to acquire Partnership units under two separate unit repurchase plans.  The first was announced in November 2007 and was completed in April 2008 with the purchase of $5.0 million in Partnership units.  The second plan was announced in December 2008 for the purchase of $2.5 million and was still active as of December 2008.  Cash distributions were $1.3 million higher in 2008 than 2007 due to the increase in distribution rate from $0.28 per unit for the first half of 2007 to $0.40 per unit for the remainder of 2007 and all of 2008.

Cash used by financing activities was $9.1 million in 2007 as compared to $40.2 million provided by financing activities in 2006.  This change is due primarily to $46.8 million of capital contributions received by third-party investors to the ORM Timber Fund I.  Cash of $1.4 million was used to acquire Partnership units pursuant to a unit repurchase plan authorizing the acquisition of up to $5.0 million of Partnership units commencing November 1, 2007 and completed in April 2008.  Cash distributions were $2.0 million higher in 2007 than 2006 due to an increase in our per unit quarterly distributions from $0.28 to $0.40 per unit in the third quarter of 2007.

Expected future changes to cash flows

Operating activities.  As discussed above, we plan to maintain our harvest level in 2009 at 37 MMBF in 2009 representing a 30% reduction from our estimated sustainable harvest.  This reduction is in response to expected soft prices for logs as the slowdown in housing starts has curtailed demand for solid wood products.  Cash generated by Real Estate transactions is expected to decline in 2009 from 2008 due to continued weakness in the market for land.

Investing activities.  Management is now working on completing the final close of Fund II.  The level of co-investment in Fund II is the same 20% as was the case in Fund I, but the size of Fund II is expected to approximate $100 million.  In addition to these co-investment obligations, capital infrastructure expenditures for our Gig Harbor and Port Ludlow projects are expected to total $1.7 million and $165,000, respectively, in 2009.   The majority of Gig Harbor capital expenditures in 2009 is expected to reflect work on the residential plat entitlement, utility connections, capitalized interest and infrastructure on the property.  Capital expenditures on the Port Ludlow property in 2009 will primarily relate to entitlement efforts and planning for future construction.

Financing activities.  Management is currently projecting that cash on hand, short-term investments, and cash generated from operating activities will be sufficient to bridge the front-loading of the capital needs for development properties and co-investments in future timber funds.  In July 2008, we secured a 3-year commitment for a $40 million line of credit from Northwest Farm Credit Services.

Our debt-to-total-capitalization ratio as of December 31, 2008, as measured by the book and market value of our equity, was 25% and 24%, respectively.  Should a financing need arise, management is comfortable that there is room to take on some debt with the ratios at these levels, since our loan covenant which limits debt-to-total-capitalization to 50% is measured against the higher of these two calculations.  The Hood Canal tree farm secures the Partnership’s current timberland mortgages while the Columbia tree farm is not currently used as collateral for any debt obligations.  To date, the Partnership’s strong financial position has enabled fairly easy access to credit at reasonable terms when needed.

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

The Hood Canal tree farm is concentrated at low elevations, which permits us to harvest trees year-round.  Generally, we concentrate our harvests from this tree farm in the winter and spring when supply, and thus competition, is typically lower and, accordingly, when we can expect to receive higher prices.  With the acquisition of the Columbia tree farm in 2001, and the timberlands acquired by Fund I in 2006, management expected a decrease in the seasonality of Fee Timber operations as the Columbia tree farm and timberlands owned by Fund I are at higher elevations where harvest activities are generally possible only in the late spring and summer months.  In practice, over the last two years our harvest has tended to be more front-loaded, as log prices have been relatively strong in the first half of the year and winter weather has been relatively benign, enabling management to front-load the harvest plan.  In future periods, management expects quarterly harvest volume to be affected by both local market conditions for logs and weather conditions.  The weak log markets we are currently experiencing will lead to a reduced harvest volume in the first quarter of 2009.

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

Contractual Obligations, Commercial Commitments and Contingencies

Our commitments at December 31, 2008 consist of operating leases, and purchase obligations entered into in the normal course of business.

	Payments Due By Period /Commitment Expiration Date
Obligation or Commitment (in 000's)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Total debt	$29,586	$1,417	$27,947	$219	$3
Operating leases	159	80	63	16	-
Interest on debt	5,312	2,341	2,965	6	-
Environmental remediation	1,554	300	1,254	-	-
Other long-term obligations	236	75	50	50	61
Total contractual obligations or commitments	$36,847	$4,213	$32,279	$291	$64

Environmental remediation represents our estimate of potential liability associated with environmental contamination at Port Gamble.  Other long-term obligations consist of a $186,000 liability for a supplemental employment retirement plan and a $50,000 contribution commitment to the YMCA of Pierce County’s fund for building a new facility at Gig Harbor.  This commitment was made as part of the sale of business park property at the Gig Harbor project to the YMCA.

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

Capital Expenditures and Commitments

Projected capital expenditures in 2009 are $4.1 million, excluding any potential co-investment by the Partnership in Fund II.  Projected capital expenditures are currently expected to include $ 1.7 million for the Gig Harbor site and $165,000 for the Port Ludlow site. These expenditures could be increased or decreased as a consequence of future economic conditions.  Projected capital expenditures are subject to permitting timetables and progress towards closing on specific land sale transactions.

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

Purchased timberland cost allocation.  When the Partnership acquires timberlands, a purchase price allocation is performed that allocates cost between the categories of merchantable timber, pre-merchantable timber, and land based upon the relative fair values pertaining to each of the categories.  When timberland is acquired the land is separately evaluated for current value.  Land value may include uses other than timberland including potential conservation easement sales and development opportunities.

Depletion.  Depletion represents the cost of timber harvested and the cost of the permanent road system and is charged to operations by applying a depletion rate to volume harvested during the period.  The depletion rate is calculated on January 1st of each year by dividing the Partnership’s cost of merchantable timber and the cost of the permanent road system by the volume of merchantable timber.  For purposes of the depletion calculation in 2008, merchantable timber is defined as timber that is equal to or greater than 35 years of age.  Prior to 2008, we defined merchantable timber in our depletion calculation as equal to or older than 40 years of age.

To calculate the depletion rate, the Partnership uses a combined pool when the characteristics of the acquired timber are not significantly different from the Partnership’s existing timberlands.  The depletion cost on recently acquired timber, such as timber harvested from Fund I timberland, under normal market conditions would approximate the net stumpage realized on the sale, however in current market conditions net stumpage realized is less than the depletion rate resulting in a loss from timber harvest.

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

A hypothetical 5% change in estimated timber inventory volume would have changed 2008 depletion expense by $110,000.

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

However, P&T’s financial condition has declined markedly in recent years, culminating in a late October 2007 bankruptcy filing in Canada, followed in November 2007 by a Chapter 11 bankruptcy filing in the United States.  In May 2008, a bankruptcy judge approved a request from P&T to convert the Chapter 11 reorganization to a Chapter 7 liquidation plan. In August 2008, the Chapter 7 was subsequently converted to Chapter 15 to complete the liquidation of the remaining P&T assets in Canada.  We are in active discussions with the Washington State Department of Ecology to promote protection of the environment, optimize and appropriately allocate the remaining cleanup liabilities, and maximize our control over the remediation process.  We continue to monitor the P&T bankruptcy action.

As of December 31, 2008 the balance in the liability account related to the Port Gamble remediation project is $1.6 million which represents our best estimate of the remaining cost to complete this project.  The range of potential liabilities is $816,000 to $4.5 million which represents the range of two standard deviations from the mean of possible outcomes generated by the statistical modeling process used to estimate this liability as of December 31, 2008.  These estimates are based upon a number of assumptions and contingencies that may or may not come to pass.  As a result the actual cost of this project may very materially from our current estimates.

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

Impairment of Long Lived Assets: The Partnership evaluates its long lived assets for impairment in accordance with Statement of Financial Accounting Standards No. 144 Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 requires recognition of an impairment loss in connection with long-lived assets used in a business when the carrying value exceeds the estimated future undiscounted cash flows attributable to those assets over the expected useful life. The Partnership obtains annual appraisals of its timberlands and compares the appraised value of those properties to the carrying value to determine if an asset impairment is indicated. The long-term holding period of timberland properties makes an asset impairment unlikely as the undiscounted expected cash flows from a timberland property would need to decrease very significantly to not total in excess of the carrying value of a timber property. When facts and circumstances indicate the carrying value of properties may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the property to the projected future undiscounted cash flows.  Upon indication that the carrying value of such assets may not be recoverable, the Partnership would recognize an impairment loss, determined on the basis of fair market value, and charge this amount against current operations. The land basis associated with most of our development properties is well below current market value; therefore, an asset impairment charge on one of our development projects is not likely.

Consolidation of ORM Timber Fund I, LP (Fund I) and ORM Timber Fund II, Inc. (Fund II): Fund I and Fund II are owned 19% by Pope Resources, A Delaware Limited Partnership, 1% by Olympic Resource Management LLC (a wholly owned subsidiary of the Partnership), and 80% by third-party investors. Olympic Resource Management LLC is the general partner of Fund I and the manager of Fund II. Third-party investors do not have the right to dissolve these Funds or otherwise remove the general partner/manager without cause nor do they have substantive participating rights in major decisions of Fund I or Fund II. Based upon this governance structure, Olympic Resource Management LLC has presumptive control of Fund I and Fund II and, as a result, under accounting rules Fund I and Fund II must be consolidated into the Partnership’s financial statements.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

At December 31, 2008, the Partnership had $29.6 million of fixed-rate debt outstanding with a fair value of approximately $31.4 million based on the current interest rates for similar financial instruments.  A change in the interest rate on fixed-rate debt will affect the fair value of the debt, whereas a change in the interest rate on variable-rate debt will affect interest expense and cash flows.  A hypothetical 1% change in prevailing interest rates would change the fair value of the Partnership’s fixed-rate long-term debt obligations by $1.5 million.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

POPE RESOURCES

A DELAWARE LIMITED PARTNERSHIP

YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

CONTENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Unitholders
Pope Resources, A Delaware Limited Partnership:

We have audited the accompanying consolidated balance sheets of Pope Resources, A Delaware Limited Partnership, and subsidiaries (collectively, the Partnership) as of December 31, 2008 and 2007, and the related consolidated statements of operations, partners’ capital and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we have also audited the financial statement schedule listed in the index at Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pope Resources, A Delaware Limited Partnership, and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Effective January 1, 2006, the Partnership adopted Securities and Exchange Commission Staff Accounting Bulletin No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control-Integrated Framework issued by the Committee for Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 5, 2009 expressed an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington
March 5, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Unitholders
Pope Resources, A Delaware Limited Partnership:

We have audited Pope Resources, A Delaware Limited Partnership, internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, Pope Resources, A Delaware Limited Partnership, maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pope Resources, A Delaware Limited Partnership, and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations, partners’ capital and comprehensive income, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 5, 2009, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington
March 5, 2009

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2008 AND 2007
(IN THOUSANDS)

	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$17,978	$2,174
Short-term investments	-	30,775
Accounts receivable, net	500	442
Land held for sale	596	780
Current portion of contracts receivable	477	622
Prepaid expenses and other	295	252
Total current assets	19,846	35,045
Properties and equipment, at cost:
Land held for development	23,931	21,159
Land	20,449	22,318
Roads and timber, net of accumulated depletion of $52,552 and $48,418	92,753	94,635
Buildings and equipment, net of accumulated depreciation of $7,360 and $7,017	3,565	3,577
Total properties and equipment, at cost	140,698	141,689
Other assets:
Contracts receivable, net of current portion	994	1,420
Student loan auction rate securities	3,619	-
Other	254	1,171
Total other assets	4,867	2,591

Total assets	$165,411	$179,325

LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities:
Accounts payable	$635	$1,371
Accrued liabilities	863	2,112
Current portion of environmental remediation	300	250
Current portion of long-term debt	1,417	1,342
Minority interest - IPMB	3	3
Deposits	158	105
Deferred revenue	205	268
Total current liabilities	3,581	5,451

Long-term debt	28,169	29,385
Minority interest	44,354	45,803
Environmental remediation	1,254	1,744
Other long-term liabilities	236	298

Commitments and contingencies

Partners' capital (units outstanding: 4,599 and 4,663)	87,817	96,644

Total liabilities and partners' capital	$165,411	$179,325

See accompanying notes to consolidated financial statements.

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
(IN THOUSANDS, EXCEPT PER UNIT INFORMATION)

	2008	2007	2006

Revenue:
Fee Timber	$23,551	$35,514	$35,260
Timberland Management & Consulting	944	1,344	3,670
Real Estate	3,683	15,037	27,320
Total revenues	28,178	51,895	66,250

Costs and expenses:
Cost of sales:
Fee Timber	(13,092)	(15,837)	(16,221)
Real Estate	(979)	(4,625)	(9,532)
Total cost of sales	(14,071)	(20,462)	(25,753)

Operating expenses:
Fee Timber	(4,165)	(4,462)	(4,447)
Timberland Management & Consulting	(1,487)	(2,227)	(2,404)
Real Estate	(3,815)	(3,371)	(3,664)
Real Estate environmental remediation	-	(1,878)	(260)
General & Administrative (G&A)	(3,951)	(4,782)	(3,817)
Total operating expenses	(13,418)	(16,720)	(14,592)

Operating income (loss):
Fee Timber	6,294	15,215	14,592
Timberland Management & Consulting	(543)	(883)	1,266
Real Estate	(1,111)	5,163	13,864
Unallocated G&A	(3,951)	(4,782)	(3,817)
Total operating income	689	14,713	25,905

Other income (expense):
Interest expense	(2,469)	(2,574)	(2,691)
Interest capitalized to development projects	1,279	1,145	912
Interest income	965	1,753	1,154
Impairment of student loan auction rate securities	(381)	-	-
Total other income (expense)	(606)	324	(625)
Income before income taxes and minority interest	83	15,037	25,280
Income tax benefit (expense)	61	69	(439)
Income before minority interest	144	15,106	24,841
Minority interest share of ORM Timber Fund I, LP loss	995	402	146
Minority interest share of ORM Timber Fund II, Inc loss	23	-	-
Minority interest - IPMB	-	-	(77)

Net income	$1,162	$15,508	$24,910

Income allocable to general partners	15	199	322
Income allocable to limited partners	1,147	15,309	24,588

Earnings per unit:
Basic	$0.25	$3.31	$5.37
Diluted	$0.25	$3.21	$5.23

Distributions per unit	$1.60	$1.36	$1.06

See accompanying notes to consolidated financial statements.

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
AND COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006

(IN THOUSANDS)

	General	Limited
	Partners	Partners	Total

December 31, 2005	$1,121	$65,284	$66,405

SAB 108 Adjustment	7	546	553

Adjusted January 1, 2006	$1,128	$65,830	$66,958

Net income and comprehensive income	322	24,588	24,910

Distributions	(64)	(4,897)	(4,961)

Equity based compensation	-	444	444

Proceeds from option exercises	-	254	254

December 31, 2006	$1,386	$86,219	$87,605

Net income and comprehensive income	199	15,309	15,508

Distributions	(83)	(6,366)	(6,449)

Equity based compensation	-	624	624

Unit repurchase	-	(1,374)	(1,374)

Proceeds from option exercises	-	730	730

December 31, 2007	$1,502	$95,142	$96,644

Net income and comprehensive income	15	1,147	1,162

Distributions	(97)	(7,347)	(7,444)

Excess tax benefit from equity-based compensation	-	167	167

Equity based compensation	-	584	584

Unit repurchase	-	(3,940)	(3,940)

Proceeds from option exercises	-	644	644

December 31, 2008	$1,420	$86,397	$87,817

Weighted average units outstanding :	12/31/2008	12/31/2007	12/31/2006
Basic	4,597	4,680	4,642
Diluted	4,690	4,825	4,762

See accompanying notes to consolidated financial statements.

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2008, 2007, AND 2006
(IN THOUSANDS)

	2008	2007	2006
Cash flows from operating activities:
Cash received from customers	$29,071	$47,667	$69,548
Cash paid to suppliers and employees	(21,281)	(24,473)	(25,030)
Interest received	1,025	1,712	1,095
Interest paid, net of amounts capitalized	(1,401)	(2,585)	(1,795)
Income taxes paid	(11)	(340)	(247)
Net cash provided by operating activities	7,403	21,981	43,571
Cash flows from investing activities:
Capital expenditures	(5,166)	(12,162)	(12,177)
Proceeds from sale of fixed assets	41	64	-
Redemption (purchase) of short-term investments	26,775	(5,775)	(10,000)
Timberland acquisition	(904)	-	(57,806)
Net cash provided by (used in) investing activities	20,746	(17,873)	(79,983)
Cash flows from financing activities:
Cash distributions to unitholders	(7,444)	(6,449)	(4,961)
ORM Timber Fund I, LP capital contributions	-	-	46,831
ORM Timber Fund II, Inc capital contributions	370	-	-
ORM Timber Fund I, LP distributions	(800)	(480)	-
Unit repurchase	(3,940)	(1,374)	-
Repayment of long-term debt	(1,342)	(1,481)	(1,675)
Proceeds from option exercises	644	730	254
Excess tax benefit from equity-based compensation	167	-	-
Minority interest distribution	-	(74)	(204)
Net cash provided by (used in) financing activities	(12,345)	(9,128)	40,245
Net increase (decrease) in cash and cash equivalents	15,804	(5,020)	3,833
Cash and cash equivalents:
Beginning of year	2,174	7,194	3,361
End of year	$17,978	$2,174	$7,194
Reconciliation of net income to net cash provided by operating activities:
Net income	$1,162	$15,508	$24,910
Cost of land sold	2,614	3,854	7,709
Minority interest-IPMB	-	-	77
Minority interest-ORM Timber Fund I, LP	(995)	(402)	(146)
Minority interest-ORM Timber Fund II, Inc	(23)	-	-
Depreciation and amortization	774	777	712
Depletion	3,915	4,772	6,305
Deferred tax expense (benefit)	(143)	13	(16)
Excess tax benefit from equity-based compensation	(167)	-	-
Equity-based compensation	584	624	444
SLARS impairment	381	-	-
Increase (decrease) in cash from changes in operating accounts:
Accounts receivable	385	676	(25)
Contracts receivable	571	3,666	(5,211)
Other current assets	5	247	(220)
Accounts payable and accrued liabilities	(1,526)	(551)	890
Environmental remediation	(440)	1,753	84
Deposits	53	20	27
Deferred revenue	(63)	(8,570)	8,534
Other long-term liabilities	(62)	(47)	133
Other long term assets	384	(360)	(636)
Other, net	(6)	1	-
Net cash provided by operating activities	$7,403	$21,981	$43,571

See accompanying notes to consolidated financial statements.

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations:
Pope Resources, A Delaware Limited Partnership (the “Partnership”) is a publicly traded limited partnership engaged primarily in managing timber resources on its own properties as well as those owned by others.  Pope Resources’ active subsidiaries include ORM, Inc., which is responsible for managing Pope Resources’ timber properties; Olympic Resource Management LLC, which provides timberland management and consulting activities and is responsible for developing the timber fund business; Olympic Property Group I, LLC, which manages the Port Gamble townsite and millsite and land that is held as development property; and OPG Properties LLC, which owns land that is held as development property.  These consolidated financial statements also include the Funds.  With respect to Fund I, Olympic Resource Management LLC is the general partner and owns 1% while Pope Resources owns 19%.  Olympic Resource Management LLC is the manager of Fund II and owns 1% while Pope Resources owns 19%.  The purpose of both Funds is to invest in timberlands.  See Note 3 for additional information.

The Partnership operates in three business segments: Fee Timber, Timberland Management & Consulting, and Real Estate.  Fee Timber represents the growing and harvesting of trees from owned properties.  Timberland Management & Consulting represents management, acquisition, disposition, and consulting services provided to third-party owners of timberlands and provides management services to Fund I and Fund II once timberland is acquired.  Real Estate consists of obtaining entitlements for properties that have been identified as having value as developed residential or commercial property and operating the Partnership’s existing commercial and residential properties in Kitsap and Pierce Counties, Washington.

Principles of consolidation:
The consolidated financial statements include the accounts of the Partnership, its subsidiaries, and the Funds.  Intercompany balances and transactions have been eliminated in consolidation.

General partner
The Partnership has two general partners: Pope MGP, Inc. and Pope EGP, Inc. In total, these two entities own 60,000 partnership units. The allocation of distributions and income between the general and limited partners is pro rata among all units outstanding.  The managing general partner of the Partnership is Pope MGP, Inc. and it receives an annual management fee of $150,000 as compensation for its duties as managing general partner.

Minority interests:
Minority Interest represents the 80% interest in Fund I and Fund II owned by third-party investors.  These Funds are consolidated into Pope Resources’ financial statements due to our control over these Funds (see Note 3). Minority interest-IPMB represents Pope MGP, Inc.’s interest in the Investor Portfolio Management Business (IPMB) (see Note 11) and has been classified as a current liability since the minority interest’s share of income is generally distributed on an annual basis.

Significant estimates and concentrations in financial statements:
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

Concentration of credit risk:
Financial instruments that potentially subject the Partnership to concentrations of credit risk consist principally of accounts and contracts receivable and student loan auction rate securities (SLARS).  The Partnership limits its credit exposure by considering the creditworthiness of potential customers.  The Partnership’s allowance for doubtful accounts is $257,094 and $31,501 at December 31, 2008 and 2007, respectively.

The Partnership owns $4.0 million par value of SLARS as of December 31, 2008 with a fair value of $3.6 million.  These securities were designed to provide liquidity through a monthly auction process.  The auction process stopped functioning in the first quarter of 2008 and as a result this portfolio now represents a non-current asset.  The Partnership is receiving monthly interest payments on these securities but there is very little market activity in the securities themselves.  See Note 2 for additional information.

Contracts receivable:
The Partnership sells land parcels under contracts requiring minimum cash down payments of 20% to 25% at interest rates between zero and 10% per annum.  While one contract has a repayment term of 15 years, loans are typically structured with repayments based on a 20 year amortization schedule culminating in a balloon payment within 5 to 7 years.  The Partnership reduces credit risk on contracts through down payment requirements and utilizing the underlying land as collateral.

At December 31, 2008, minimum principal payments on contracts receivable for the next five years and thereafter are due as follows (in thousands):

2009	$477
2010	$563
2011	$16
2012	$17
2013	$268
Thereafter	$130
Total	$1,471

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

Property, equipment, and roads:
Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from 3 to 39 years.  The Partnership capitalizes the cost of building permanent roads on the tree farms and expenses temporary roads and road maintenance.  Capitalized roads are depleted as timber is harvested.  The road depletion rate is calculated by dividing the cost of capitalized roads at the beginning of the year by merchantable timber inventory.  The resulting rate is applied to timber harvested during the year to determine road depletion expense.

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

Buildings and equipment consist of the following as of December 31, 2008 and 2007 (in thousands):

Description	12/31/2008	12/31/2007
Buildings	$7,444	$7,257
Equipment	2,880	2,763
Furniture and fixtures	601	574
Total	$10,925	10,594
Accumulated depreciation	(7,360)	(7,017)
Net buildings and equipment	$3,565	$3,577

Timber:
The depletion rate is calculated by dividing estimated merchantable timber inventory into the cost basis of merchantable inventory as of the beginning of the year.  To calculate the depletion rate the Partnership uses a combined pool when the characteristics of the acquired timber are not significantly different from the Partnership’s existing timberlands.  Timber harvested by Fund I is accounted for in a separate depletion pool due to the third-party owners in Fund I.  Fund II has not yet acquired any timber but when acquired this timber is also expected to be accounted for in a separate depletion pool.

Land held for development or sale:
Land held for development represents the Partnership’s cost basis in land that has been identified as having greater value as development than timber property.  Our Real Estate segment works with these properties to establish entitlements with city and county officials that allow for further development.  Project costs clearly associated with development or construction of these properties are capitalized.  Indirect costs that do not clearly relate to projects under development or construction are expensed as incurred.  Those properties that are either under contract or the Partnership has an expectation they will sell within the next 12 months are classified as a current asset under Land Held for Sale.

Deferred revenue:
Deferred revenue represents the unearned portion of revenue collected.  The balance at December 31, 2008 of $205,000 and December 31, 2007 of $268,000 primarily represents the unearned portion of the amounts received on cell tower leases and to a lesser extent unearned revenue on land sales.

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

Land sales:
The Partnership considers the sale of land and conservation easements to be part of its normal operations and therefore recognizes revenue from the sale and cost of sales for the Partnership’s basis in the property sold.  Cash generated from these sales are included in cash flow from operations on the Partnership’s statements of cash flows.  Investments to acquire timberlands, from which the sale of land with a higher or better use is made, and the costs incurred to develop those properties are reported in investing activities.  These cash outflows are often made years prior to realization through sale of the property and, in many cases, the acquisition of the timberlands occurred prior to the requirement to include cash flow statements.

Equity based compensation:
Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment (SFAS No. 123R) using the modified prospective approach and accordingly have not restated prior period results.  SFAS 123R established the accounting for equity instruments exchanged for employee services.  Under SFAS 123R, share-based compensation cost is measured at the grant date based on the calculated fair value of the award.  We account for equity-based compensation awarded to retirement eligible directors and employees to amortize the expense of the award on a straight line basis over the lesser of the vesting period or the period between the grant date and eligibility for retirement.

In 2005, we adopted the 2005 Unit Incentive Plan.  Following adoption of this new plan the Board of Directors began issuing restricted units instead of unit options as its primary method of granting equity based compensation.  Units issued as a result of option exercises and restricted unit grants are funded through the issuance of new units.  As of December 31, 2008, total compensation expense related to non-vested awards not yet recognized was $974,000 with a weighted average 19 months remaining to vest.

Comprehensive income:
Comprehensive income consists of net income.  The Consolidated Statements of Partners’ Capital and Comprehensive Income contains the disclosure of comprehensive income.

Income per partnership unit:
Basic income per partnership unit is computed using the weighted average number of units outstanding during each year.  Diluted income per unit is calculated by dividing net income by the weighted average units outstanding during the year plus additional units that would have been outstanding assuming the exercise of in-the-money unit equivalents using the treasury stock method.  Unit equivalents are excluded from the computation if their effect is anti-dilutive.  In 2008, 4,869 unit options outstanding were not included in the calculation of earnings per partnership units as they were anti-dilutive.  In 2007 there were no anti-dilutive unit options and in 2006 there were 1,100 anti-dilutive unit options outstanding.

	Year Ended December 31,
	2008	2007	2006
Weighted average units outstanding (in thousands):
Basic	4,597	4,680	4,642
Dilutive effect of unit equivalents	93	145	120
Diluted	4,690	4,825	4,762

Statements of cash flows:
The Partnership considers all highly liquid debt instruments with maturity of three months or less when purchased to be cash equivalents.  Non-cash investing activities include the following:

•	$596,000 held in trust by an IRC Section 1031 exchange facilitator as of December 31, 2007 used to acquire timberlands as of March 31, 2008.

•	$443,000 reclassified to accounts receivable for a cost reimbursement related to a 2007 pond construction at the Bremerton project.

•	$360,000 for capital improvements accrued in 2007 and paid in 2008. This amount is partially offset by $70,000 of accrued investing activity in 2008 to be paid in 2009.

•	$203,000 of long term debt incurred in 2008 relating to a cost share reimbursement to the City of Tacoma for bridge construction.

2.	CASH, CASH EQUIVALENTS, AND INVESTMENTS

Cash, cash equivalents, and investments held at December 31, 2008 and 2007 are as follows:

	December 31, 2008
		Gross
	Amortized	Unrealized	Estimated
	Cost	Loss	Fair Value
Cash and cash equivalents	$17,978	$-	$17,978
Securities maturing after ten years:
Auction rate securities, non-current	$4,000	$(381)	$3,619

	December 31, 2007
		Gross
	Amortized	Unrealized	Estimated
	Cost	Loss	Fair Value
Cash and cash equivalents	$2,174	$-	$2,174
Securities expected to be redeemed within one year:
Auction rate securities, current	$30,775	$-	$30,775

There were no realized gains or losses in the annual periods ended December 31, 2008 and 2007.

At December 31, 2008, Pope Resources held AAA-rated Student Loan Auction Rate Securities (SLARS) with a par value of $4.0 million and an estimated fair value, based on the methodology described below, of $3.6 million. SLARS are collateralized long-term debt instruments that historically provided liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 28 days. Beginning in February 2008, auctions failed for approximately $17 million in par value of SLARS we held because sell orders exceeded buy orders. When these auctions failed to clear, higher interest rates for those securities went into effect. However, the principal amount of these securities associated with these failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures.

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

Currently there is very little trading activity for SLARS and as a result we do not have market data available to reference for determining the fair value of our SLARS portfolio as of December 31, 2008.  Additionally, there are no markets for similar instruments so that Level 2 data is also unavailable.  Accordingly, the SLARS were changed from Level 1 to Level 3 within SFAS 157’s valuation hierarchy since the Partnership’s adoption of SFAS No. 157 on January 1, 2008. The following table provides the fair value measurements of applicable Partnership financial assets according to the levels defined in SFAS No. 157 as of December 31, 2008 and 2007:

	December 31, 2008
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$17,978	-	$-	$17,978
Auction rate securities, non-current	-	-	3,619	3,619
Total financial assets at fair value	$17,978	$-	$3,619	$21,597

	December 31, 2007
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2,174	$-	$-	$2,174
Auction rate securities, current	30,775	-	-	30,775
Total financial assets at fair value	$32,949	$-	$-	$32,949

We identified market interest rates for similar securities and performed a discounted cash flow calculation using these alternative interest rates and made adjustments for liquidity considered appropriate in the circumstances. This method represents a Level 3 input, and represents the best evidence we have to indicate value under current market conditions. The table below summarizes the change in the consolidated balance sheet carrying value associated with Level 3 financial assets for the annual period ended December 31, 2008:

Moody’s Investors Service downgraded two of the four securities in our SLARS portfolio from Aaa to A3 in February 2009.  Standard and Poor’s AAA rating was not changed.  These two securities represent half of the par value of our remaining SLARS portfolio.  The new lower rating, which occurred in February 2009, is expected to have a negative impact on the value of these securities in 2009.

Non-current
Investments
Balance at December 31, 2007	$-
Transfers into Level 3	15,850
Sales and settlements during year ended December 31, 2008	(11,850)
Total unrealized losses included in statement of earnings	(381)
Balance at December 31, 2008	$3,619

3.	ORM TIMBER FUND I, LP (FUND I) AND ORM TIMBER FUND II, INC. (FUND II)

The Funds were formed by Olympic Resource Management LLC (ORMLLC) for the purpose of attracting investor capital to purchase timberlands.  Fund I was organized as a limited partnership where the general partner is ORMLLC.  Fund II was organized as a corporation and is expected to qualify as a real estate investment trust (REIT) after it acquires timberland.  The objective of these Funds is to generate a return on investments through the acquisition, management, value enhancement and sale of timberland properties.  Both Funds will operate for a term of ten years from the end of the drawdown period.  The drawdown period for Fund I ended on August 1, 2008 and the draw down period for Fund II will end two years after the final closing of Fund II or after Fund II is fully invested, whichever occurs first.

Pope Resources and ORMLLC own 20% of each Fund and both are consolidated into the Partnership’s financial statements.  Fund I’s statements of operations for the years ended December 31, 2008, 2007, and 2006 reflect losses of $1.3 million, $516,000 and $169,000, respectively.  These losses include management fees paid to ORMLLC of $869,000, $896,000 and $117,000 for 2008, 2007, and 2006, respectively, which are eliminated in consolidation.  Fund I revenue is generated primarily through the sale of logs and other forest products.  Fund I commenced harvest activities in March 2007 and harvested 5,293 MBF and 5,336 MBF in 2008 and 2007, respectively.

Fund II currently has capital commitments of $46.3 million including Pope Resources’ 19% and ORMLLC’s 1% commitments.  Activities of Fund II currently consist of seeking timberland to acquire and performing valuations and due diligence on timberland acquisition targets.  Operating activities for Fund II commenced in August 2008 and the statement of operations for the period ending December 31, 2008 consists of a loss of $30,000.  This loss includes reimbursable acquisition due diligence costs of $23,000 due to ORMLLC that are eliminated in consolidation.

The Partnership’s consolidated financial statements include Fund I and Fund II assets and liabilities at December 31, 2008 and 2007 which are as follows:

	2008	2007
Current assets	2,047	550
Timber, land, and roads (net of $2,612 and $1,269 accumulated depletion)	53,789	56,863
Total assets	55,836	57,413

Current liabilities	191	159
Current portion of long-term debt	76	0
Total current liabilities	267	159
Long-term debt	127	0
Members' capital	55,442	57,254
Total liabilities and members' capital	55,836	57,413

4.	LONG-TERM DEBT

Long-term debt at December 31 consists of (in thousands):	2008	2007
Mortgage note payable to an insurance company, with interest at 9.65%, collateralized by timberlands, with monthly interest payments and annual principal payments maturing April 2011	$9,019	$9,559

Mortgage note payable to an insurance company, with interest at 7.63%, collateralized by timberlands, with monthly interest payments and annual principal payments maturing April 2011	20,053	20,804

Local improvement district assessments, with interest ranging from 5.03% to 6.5%, due through 2013	312	364

Note payable to the City of Tacoma, with interest at 4.5%, with monthly principal and interest payments maturing January 2014	202	-
	29,586	30,727

Less current portion:	(1,417)	(1,342)
	$28,169	$29,385

The Partnership’s debt agreements contain covenants which require the Partnership to maintain a required cash flow coverage ratio and not to exceed a maximum debt–to-market-capitalization ratio.  As of December 31, 2008, the Partnership was in compliance with its debt covenants.  One of the consequences of our planned reduction in harvest is that we anticipated falling below the minimum threshold for our cash flow covenant.  We alerted our mortgage lender to this and in October 2008 we received from the mortgage lender a waiver of the cash flow coverage ratio beginning with the fourth quarter of 2008, through and including the fourth quarter of 2010.

At December 31, 2008, principal payments on long-term debt for the next five years and thereafter are due as follows (in thousands):

2009	$1,417
2010	1,371
2011	26,576
2012	186
2013	33
Thereafter	3

The Partnership entered into a $40 million revolving line of credit with Northwest Farm Credit Services in July 2008. This unsecured revolving loan agreement matures in August 2011 and imposes maintenance of a minimum debt-to-total capitalization ratio that the Partnership passes comfortably at present.  At December 31, 2008 there were no amounts owed under this credit facility. The interest rate under this credit facility uses LIBOR as a benchmark.  The spread above the benchmark rate is variable depending on the interest coverage ratio but ranges from 125 to 165 basis points.

5.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Partnership’s financial instruments include cash and cash equivalents, short-term investments, accounts receivable, and contracts receivable, for which the carrying amount of each represents fair value based on current market interest rates or their short-term nature.  The fair value of fixed rate debt having a carrying value of $29.6 million and $30.7 million has been estimated based on current interest rates for similar financial instruments to be approximately $ 31.4 million and $32.5 million as of December 31, 2008 and 2007, respectively.

6.	INCOME TAXES

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

(000’s)	2008	2007	2006
Consolidated Partnership income before income taxes (less minority interest)	$1,101	$15,439	$25,349

Less: Income earned in entities that pass-through pre-tax earnings to the partners	1,162	15,867	24,134

Income (loss) subject to income taxes	$(61)	$(428)	$1,215

The provision for income taxes relating to taxable subsidiaries of the Partnership consist of the following income tax benefit (expense) for the years ended December 31:

(000’s)	2008	2007	2006
Current	$(249)	$82	$(455)
Deferred	143	(13)	16
Paid in capital	167	-	-
Total	$61	$69	$(439)

A reconciliation between the federal statutory tax rate and the Partnership’s effective tax rate is as follows for the years ended December 31:

	2008	2007	2006
Statutory tax on income	34%	34%	34%

Income earned in entities that pass-through pre-tax earnings to the partners	(40)%	(34)%	(32)%

Effective income tax rate	(6)%	-%	2%

The net deferred income tax assets include the following components as of December 31:

(000’s)	2008	2007
Current (included in prepaid expenses and other)	$100	$52

Non current (included in other assets)	162	67
Total	$262	$119

The deferred tax assets are comprised of the following:

(000’s)	2008	2007
Employee-related accruals	$205	$17
Depreciation	7	67
Other	50	35
	$262	$119

In 2008 and 2007, the Partnership’s taxable subsidiaries incurred operating losses that will generate a refund of $269,000 representing taxes paid in prior years.

7.	UNIT INCENTIVE PLAN

The Partnership’s 2005 Unit Incentive Plan (New Plan) authorized the granting of nonqualified equity compensation to employees, officers, and directors of the Partnership.  A total of 1,105,815 units have been reserved for issuance under the New Plan of which there are 1,038,646 units authorized but unissued as of December 31, 2008.  The Partnership issued 19,500 restricted units under the New Plan in both 2008 and 2007.   The units issued in 2008 and 2007 vest over four years with 50% vesting after three years and the remaining 50% vesting after the fourth year from date of grant provided the grantee is still an employee as of the vesting date.  The grantee may not transfer restricted units until the holder fulfills the vesting requirements, which last for four years.

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

Restricted unit activity for the three years ended December 31, 2008 was as follows:

		Weighted Avg
		Grant Date
	Units	Fair Value ($)
Outstanding December 31, 2005	20,000	33.44
Grants	19,000	34.75
Delivered	(750)	33.44
Forefeited	(1,500)	33.44
Outstanding December 31, 2006	36,750	34.10
Grants	19,500	43.20
Delivered	(448)	35.69
Surrendered for withholding taxes	(188)	35.69
Forefeited	(2,364)	37.54
Outstanding December 31, 2007	53,250	37.27
Grants	19,500	32.99
Delivered	(8,896)	33.87
Surrendered for withholding taxes	(479)	37.13
Forefeited	(1,500)	37.15
Outstanding December 31, 2008	61,875	36.42

Unit Options:
There were 1,038,646, 1,056,167, and 1,073,115 units available for issuance under the 2005 Unit Incentive Plan as of December 31, 2008, 2007, and 2006 respectively. Unit options have not been granted since December 2005.  Units options granted prior to January 1, 2005 were non-qualified options granted at an exercise price not less than 100% of the fair value on the grant date.  Unit options granted to employees vested over four or five years.  Board members had the option of receiving their annual retainer in the form of unit options and those options vested immediately as they were granted monthly for services rendered during the month.  Options granted have a life of ten years.

		Exercise
	Options	Price ($)
Vested December 31, 2005	200,482	16.57
Unvested December 31, 2005	77,530	13.02
Outstanding December 31, 2005	278,012	15.58
Forfeitures	(4,800)	12.00
Exercised	(19,250)	12.86
Vested	33,012	13.12
Vested December 31, 2006	213,744	16.38
Unvested December 31, 2006	39,718	13.06
Outstanding December 31, 2006	253,462	15.86
Exercised	(47,406)	15.40
Vested	33,518	12.52
Vested December 31, 2007	199,856	15.97
Unvested December 31, 2007	6,200	15.96
Outstanding December 31, 2007	206,056	15.97
Exercised	(40,003)	16.08
Vested	6,200	15.96
Outstanding and Vested December 31, 2008	166,053	16.08

There are no unvested unit options at December 31, 2008.

The aggregate spread between the option exercise price and unit market price (intrinsic value) of all options outstanding at December 31, 2008 was $1.9 million. The total intrinsic value of options exercised during 2008 was $388,000.  The weighted average remaining contractual term for all outstanding and exercisable options at December 31, 2008 was 3.3 years.

8.	PARTNERSHIP UNIT REPURCHASE PLANS

The Partnership adopted a unit repurchase plan in October 2007 under which the Partnership acquired units with an aggregate market value of $5.0 million. This plan was completed in April 2008 with the purchase of 128,957 units at a weighted average unit purchase price of $38.90.  The Partnership subsequently adopted a new unit repurchase plan in December 2008.  Under the new plan the Partnership may repurchase limited partner units having an aggregate value of not more than $2.5 million, subject to certain conditions and other contingencies established under the plan.

The unit repurchase period commenced on December 10, 2008 and may continue for up to one year.  In the fourth quarter of 2008, we purchased 15,252 units for an average cost per unit of $19.44.

9.	EMPLOYEE BENEFITS

As of December 31, 2008 all employees of the Partnership and its subsidiaries are eligible to receive benefits under a defined contribution plan.  During the years 2008 through 2006 the Partnership matched 50% of employees’ contributions up to 8% of an individual’s compensation.  The Partnership’s contributions to the plan amounted to $150,000, $151,000, $130,000, for the years ended December 31, 2008, 2007, and 2006 respectively.

10.	COMMITMENTS AND CONTINGENCIES

Environmental remediation:

The Partnership has an accrual for estimated environmental remediation costs of $1.6 million and $1.9 million as of December 31, 2008 and 2007, respectively.  This accrual represents estimated payments to be made to remedy environmental contamination at the historic Port Gamble, Washington, townsite and millsite and to monitor results of the cleanup efforts.  This contamination is believed to have occurred during the years P&T operated a mill at Port Gamble, from 1853 to 1995.  At the time Pope Resources was spun off from P&T, Port Gamble was included in our assets, and after contamination was discovered at the townsite, millsite, and in the adjacent bay, we entered into a settlement and remediation agreement with P&T pursuant to which we and P&T allocated responsibility for cleanup costs.  Under Washington law, both Pope Resources and P&T are “potentially liable persons” based on ownership and/or operation of the site.  These laws provide for joint and several liability among parties owning or operating property on which contamination occurs, meaning that cleanup costs can be assessed against any or all such parties.  Our agreement with P&T was intended to apportion responsibility based on this principle, with P&T bearing the larger share of responsibility based upon their role in operating the site and upon their relatively lengthy ownership.

Following P&T’s October 2007 bankruptcy filing in Canada and a November 2007 Chapter 11 bankruptcy filing in the United States we recorded a $1.9 million charge to earnings in the fourth quarter of 2007 to increase our environmental remediation liability for Port Gamble.  This charge reflects P&T’s inability to complete their portion of the remediation that had not been completed.  We are in active discussions with the Washington State Department of Ecology to promote protection of the environment, optimize and appropriately allocate the remaining cleanup liabilities, and maximize our control over the remediation process.

Management continues to closely monitor closely the Port Gamble cleanup process.  In May 2008, a bankruptcy judge approved a request from P&T to convert the Chapter 11 reorganization to a Chapter 7 liquidation plan. This was subsequently converted to Chapter 15 in August 2008 to liquidate the P&T’s remaining Canadian assets.  The $1.6 million remediation liability balance as of December 31, 2008 represents our best estimate of the remaining cleanup cost and most likely outcome to various contingencies within the overall project.  The range of potential liabilities is $816,000 to $4.5 million which represents the range of two standard deviations from the mean of possible outcomes generated by the statistical modeling process used to estimate this liability as of December 31, 2008.

However the balance is based upon a number of estimates and judgments that may change as the project progresses

Performance bonds:
In the ordinary course of business, and as part of the entitlement and development process, the Partnership is required to provide performance bonds to ensure completion of certain public facilities.  The Partnership had performance bonds of $1,067,000 and $4,995,000 outstanding at December 31, 2008 and 2007, respectively.

Operating leases:
The Partnership has non-cancelable operating leases for automobiles, office space, and computer equipment.  The lease terms are from 12 to 48 months.  Rent expense under the operating leases totaled $127,000, $124,000, and $115,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

At December 31, 2008 future annual minimum rental payments under non-cancelable operating leases are as follows:

Year	Amount
2009	$80,000
2010	33,000
2011	30,000
2012	16,000

Supplemental Employee Retirement Plan:
The Partnership has a supplemental employee retirement plan for a retired key employee.  The plan provides for a retirement income of 70% of his base salary at retirement after taking into account both 401(k) and Social Security benefits with a fixed payment set at $25,013 annually.  The Partnership accrued $7,000 and $19,000 in 2008 and 2007, respectively, for this benefit based on an approximation of the cost of purchasing a life annuity paying the aforementioned benefit amount.  The balance of the projected liability as of December 31, 2008 and 2007 was $186,000 and $204,000, respectively.

Contingencies:
The Partnership may from time to time be a defendant in various lawsuits arising in the ordinary course of business.  Management believes Partnership losses related to such lawsuits, if any, will not have a material adverse effect to the Partnership’s consolidated financial condition or results of operations or cash flows.

11.	RELATED PARTY TRANSACTIONS AND MINORITY INTEREST

Pope MGP, Inc. is the managing general partner of the Partnership and receives an annual management fee of $150,000.

The minority interest-IPMB represents Pope MGP, Inc.’s profit-sharing interest in the IPMB.  The 1997 amendment to the Limited Partnership Agreement authorizing management to pursue the IPMB specifies that annual net income from the IPMB will be split using a sliding scale allocation method, commencing with 80% to ORM, Inc., a subsidiary of Pope Resources, and 20% to Pope MGP, Inc.   The sliding scale allocation method will allocate income evenly between ORM, Inc. and Pope MGP, Inc. once net income from the IPMB reaches $7.0 million in a fiscal year.  The share of IPMB allocated to Pope MGP is further split between Pope MGP and a management incentive plan referred to as the Long-term Incentive Plan.  This portion of Pope MGP’s share of the IPMB is $0 in 2008 and $77,000 in 2007 and is included in Timberland Management & Consulting operating expenses.  The aforementioned amendment authorizing pursuit of the IPMB limits cumulative net expenditures to $5.0 million.  As of December 31, 2008, cumulative revenue from the IPMB exceeds cumulative IPMB expenditures.

12.	SEGMENT AND MAJOR CUSTOMER INFORMATION

The Partnership’s operations are classified into three segments: Fee Timber, Timberland Management & Consulting, and Real Estate.  The Fee Timber segment consists of the harvest and sale of timber from the Partnership’s 114,000 acres of fee timberland in Washington State.

The Timberland Management & Consulting segment began providing management, disposition, and technical forestry services to a client owning approximately 267,000 acres of timberland for this client and an additional 24,000 acres for Fund I.

The Real Estate segment’s operations consist of management of development properties and the rental of residential and commercial properties in Port Gamble and Kingston, Washington.  Real Estate is working with 2,500 acres of early stage development properties as of December 31, 2008.  All of the Partnership’s real estate activities are in Washington State.

For the year ended December 31, 2008, the Partnership did not have any customers that represented 10% or more of consolidated revenue.  For the year ended December 31, 2007, the Partnership had one major customer that represented 14% of consolidated revenue.

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

	2008	2007	2006
Revenue:
Pope Resources Fee Timber	19,282	32,678	35,905
Timber Fund	4,845	3,008	-
Total Fee Timber	24,127	35,686	35,905
Timberland Management & Consulting	1,890	2,260	3,860
Real Estate	3,723	15,076	27,356
Total Revenue (Internal)	29,740	53,022	67,121

Elimination of Intersegment Revenue	(1,562)	(1,127)	(871)

Total Revenue (External)	28,178	51,895	66,250

Intersegment Revenue or Transfers
Pope Resources Fee Timber	(577)	(172)	(645)
Timber Fund	-	-	-
Total Fee Timber	(577)	(172)	(645)
Timberland Management & Consulting	(946)	(916)	(190)
Real Estate	(39)	(39)	(36)
	(1,562)	(1,127)	(871)

Operating Income (Loss)
Pope Resources Fee Timber	7,217	14,957	15,230
Timber Fund	(1,278)	(490)	(183)
Total Fee Timber	5,939	14,467	15,047
Timberland Management & Consulting	138	(174)	1,419
Real Estate	(1,437)	5,202	13,255
G&A	(3,951)	(4,782)	(3,816)
Total Operating Income (Internal)	689	14,713	25,905

Total Operating Income (External)	689	14,713	25,905

Intersegment Charges or Transfers
Pope Resources Fee Timber	(538)	(133)	(585)
Timber Fund	893	882	130
Total Fee Timber	355	749	(455)
Timberland Management & Consulting	(681)	(787)	(153)
Real Estate	326	39	609
G&A	-	(1)	(1)
	-	-	-

	2008	2007	2006
Depreciation, Amortization and Depletion
Pope Resources Fee Timber	2,381	3,835	6,266
Timber Fund	1,341	1,269	-
Total Fee Timber	3,722	5,104	6,266
Timberland Management & Consulting	127	81	73
Real Estate	684	201	647
G&A	156	185	218
Total	4,689	5,571	7,204

Assets
Pope Resources Fee Timber	66,183	66,769	65,304
Timber Fund I LP	55,380	57,412	58,581
Timber Fund II Inc	456	-	-
Total Fee Timber	122,019	124,181	123,885
Timberland Management & Consulting	628	669	690
Real Estate	21,270	18,749	16,107
G&A	21,494	35,726	39,600
Total	165,411	179,325	180,282

Capital and Land Expenditures
Pope Resources Fee Timber	891	1,172	1,138
Timber Fund	269	329	57,806
Total Fee Timber	1,160	1,501	58,944
Timberland Management & Consulting	3	105	2
Real Estate	4,355	10,164	10,919
G&A	552	392	118
Total	6,070	12,162	69,983

Revenue by product/service
Domestic forest products	15,691	31,908	31,486
Export forest products, indirect	3,427	1,584	1,808
Conservation easements	3,257	-	-
Fees for service	4,108	4,348	6,638
Homes, lots, and undeveloped acreage	1,695	14,055	26,318
Total Revenue	28,178	51,895	66,250

13.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in thousands except per unit amounts)	Revenue	Income (Loss) From Operations	Net Income (Loss)	Earnings (Loss) Per Partnership Unit Basic	Earnings (Loss) Per Partnership Unit Diluted
2008
First quarter	$6,340	$705	$941	$0.20	$0.20
Second quarter	11,252	1,615	1,683	0.37	0.36
Third quarter	7,436	(289)	(23)	(.00)	(.00)
Fourth quarter	3,150	(1,342)	(1,439)	(0.31)	(0.31)
2007
First quarter	$6,787	$688	$854	$0.18	$0.18
Second quarter	15,326	4,952	4,815	1.03	1.00
Third quarter	12,171	3,228	3,551	0.76	0.74
Fourth quarter	17,611	5,845	6,288	1.34	1.30

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES.

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

Management has evaluated the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2008 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment and those criteria, the Partnership’s management has concluded that the Partnership’s internal control over financial reporting is effective as of December 31, 2008.

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

Changes in Internal Control over Financial Reporting

There were no changes in the Partnership’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The following table identifies the executive officers and directors of the General Partner as of February 19, 2009.  Officers of the Managing General Partner hold identical offices with the Partnership.

Name	Age	Position and Background

David L. Nunes (2)	47
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

Thomas M. Ringo	55
Vice President and CFO from December 2000 to present.  Senior Vice President Finance and Client Relations from June 1996 to December 2000.  Vice President Finance from November 1991 to June 1996.  Treasurer from March 1989 through October 1991 of Pope MGP, Inc. and the Partnership.  Tax Manager of Westin Hotel Company, 1985 to March 1989.  Tax Consultant for Price Waterhouse, 1981 to 1985.

John E. Conlin (2), (3), (4)	50
Director since 2005; President and COO, NWQ Investment Management, 2006 to present; Member, Corporate Advisory Board, University of Michigan, 2006 to present; Member, University of Rochester Endowment Committee, 2006 to present; Member, Advisory Board, Victory Park Capital, 2008 to present; Director, Cannell Capital Management 2002 to 2006; CEO, Robertson Stephens, Inc, from 2001 to 2003; COO, Robertson Stephens, Inc, from 1999 to 2000.  Held numerous positions with Credit Suisse from 1983 to 1999, the last of which was Managing Director.

Douglas E. Norberg (1), (3), (4), (5)	68
Director since 1996; Vice Chairman, Wright Runstad & Company, 2000 to 2007; President, Wright Runstad & Company, 1975 until 2000.  Wright Runstad & Company is in the business of real estate investing, development, and management.

Peter T. Pope (1), (4)	74
Director since 1985; Director, Pope & Talbot, Inc. 1971 to 2007; Chairman of the Board and CEO of Pope & Talbot, Inc., 1971 to 1999.  Mr. Pope retired as CEO of Pope & Talbot, Inc. in 1999.  Mr. Pope is also a director and President of Pope EGP, Inc.

J. Thurston Roach (1), (3), (4)	67
Director since 2003; private investor; Director, Deltic Timber Corporation, December 2000 to present; Director, CellFor Inc. from November 2002 to present; Director, NBBJ Design, LLP, from November 2007 to present; Director, The Liberty Corporation May 1994 to January 2006; President and CEO, HaloSource Corporation, October 2000 to November 2001; Director, HaloSource Corporation, October 2000 to February 2002; Senior Vice President and CFO, Owens Corning, January 1999 to April 2000; Senior Vice President and President of Owens Corning’s North American Building Materials Systems Business, February 1998 to December 1998; Vice Chairman, Simpson Investment Company, July 1997 to February 1998; President, Simpson Timber Company, January 1996 to June 1997; Senior Vice President and Chief Financial Officer and Secretary, Simpson Investment Company, August 1984 to December 1995.

1)	Class A Director
2)	Class B Director
3)	Member of the Audit Committee
4)	Member of the Human Resources Committee
5)	Designated financial expert for the Board of Directors Audit Committee

Board of Directors of the Managing General Partner

Board Composition and Independence.  The Managing General Partner’s Articles of Incorporation provide that directors are divided into two classes, each class serving a period of two years.  The Managing General Partner’s shareholders elect approximately one-half of the members of the Board of Directors annually.  The terms of the Class A directors expire on December 31, 2010, and the terms of the Class B directors expires on December 31, 2009.  The directors’ election to the Managing General Partner’s Board of Directors is subject to a voting agreement between the Managing General Partner’s two shareholders, Mr. Peter T. Pope and Mrs. Emily T. Andrews.  Mr. Pope serves as his own appointee, and J. Thurston Roach serves as Mrs. Andrews’ appointee to the Board of Directors.  The Managing General Partner’s Board of Directors met eight times in 2008 with four of the meetings in person to discuss Partnership matters.  The composition of our Board of Directors is established by the Limited Partnership Agreement and accordingly, as permitted by NASD Rules 4360(c) and 4350(c)(4), board nominations are not made or approved by a separate nominating committee or by a majority of the independent directors.  The Partnership has determined that each of Messrs. Conlin, Norberg, and Roach is independent under the Board’s and NASDAQ’s independence standards, notwithstanding that these directors are designated by the Managing General Partner.

Audit Committee.  The Audit Committee of the Managing General Partner’s Board of Directors is comprised of three outside directors who comply with the Securities Exchange Act and NASDAQ’s qualification requirements for Audit Committee members.  The Audit Committee met to discuss the Partnership eight times during 2008.  The Audit Committee’s Chairman is J. Thurston Roach and its designated financial expert is Douglas E. Norberg.  See report of the Audit Committee on financial statements below.

Human Resources Committee.  The Human Resources Committee is responsible for (1) establishing compensation programs for executive officers and senior management of the Partnership designed to attract, motivate, and retain key executives responsible for the success of the Partnership as a whole; (2) administering and maintaining such programs in a manner that will benefit the long-term interests of the Partnership and its unitholders; and (3) determining the salary, bonus, unit option and other compensation of the Partnership’s executive officers and senior management.  The Human Resources Committee met eight times during 2008.  Mr. Peter T. Pope served as Chairman of the Human Resources Committee in 2008 and Mr. John E. Conlin will assume that responsibility in 2009.  See report of the Human Resources Committee on executive compensation below.

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

Code of Ethics

The Partnership maintains a Code of Ethics that is applicable to all executive officers, directors, and certain other employees. A copy of the Code of Ethics is available on the Investor Relations section of the Partnership's website.

Item 11.	EXECUTIVE COMPENSATION; COMPENSATION DISCUSSION & ANALYSIS

Overview

Objectives of our Executive Compensation Program

The objective of our executive compensation program is to attract, motivate, and retain well-qualified employees charged with responsibility for the success of the Partnership as a whole in a manner that will benefit the long-term interests of the Partnership and its unit holders. The following principles support this objective and guide the specific design of our program such that executive compensation should:

-	Align executives’ financial interests with those of other unitholders;

-	Promote our strategic and financial objectives;

-	Tie executive compensation to the Partnership’s operating results;

-	Be competitive in the marketplace for executive talent; and

-	Treat our executives fairly and sustain their long-term allegiance to the Partnership.

The Role of the Human Resources Committee and Executive Officers in Compensation Decisions

The Human Resources Committee of the board of directors has responsibility for establishing our compensation objectives and approving all compensation for the CEO and his immediate subordinates.  Management works with the committee to determine our business and financial goals and, once developed, the committee establishes, monitors and revises compensation programs and individual targets that reward satisfaction of those goals. In the case of executives other than the CEO, the committee also seeks and considers the input of the CEO. The committee strives to distinguish and balance short-and-long-term performance goals and treats incentives accordingly, recognizing the executives’ relative levels of success both on an individualized and a company-wide basis.

The committee reviews annually (generally in February) each component of compensation paid to these individuals.  The method for determining compensation varies from case to case based on a discretionary and subjective determination of what is appropriate at the time.

When establishing salaries, bonus levels and restricted unit awards for executive officers, the committee considers:

o	the Partnership’s performance during the past year and recent quarters in meeting its financial and other performance goals;

o	existing and expected external factors that will, or are expected to, influence the Partnership’s financial condition, results of operations, cash flows, and qualitative business development;

o	the individual’s performance (including the Partnership’s performance as to aspects within the individual’s purview) during the past year and recent quarters; and

o	the salaries of executive officers in similar positions with companies of comparable size, maturity and pursuing similar objectives, and other companies within the timber industry.

o	with respect to senior managers other than the Chief Executive Officer, the committee also takes into consideration the recommendations of the Chief Executive Officer.

The committee consults annually with Towers Perrin to assist the committee in assessing the market for top executives.  Towers Perrin is engaged by the committee and performs no other services for the Partnership or its subsidiaries or management.  The firm performs an annual market analysis known as the Towers Perrin Executive Compensation Market Review, which looks to general industry organizations of similar size using published compensation survey sources and data from public company proxy statements, and based upon other published surveys including the Watson Wyatt, Milliman, and Towers Perrin proprietary studies.  The data includes more than 300 companies with annual revenues between $25 million and $500 million and focuses on companies with annual revenues between $25 million and $100 million.  In addition, for certain positions, this general data is supplemented by Towers Perrin proprietary survey data from the forest products and real estate industries.  The committee includes as a part of its deliberations both the substance of these data and the relative importance of comparative data in comparison to other qualitative and quantitative factors regarding appropriate levels of executive compensation.

We are the only public company that is a partnership focused on the timber industry and are much smaller than any other public companies in that industry. Accordingly,-the committee endeavors to implement and adapt compensation packages that approximate those provided to executives in companies of similar size, both inside and outside our industry, and public companies that conduct business activities similar to ours. We do not have a publicly traded peer group against whom we can easily benchmark our program.

We believe that a compensation system is, above all, a human resources tool, and like all employees, our executives perform best when they believe they are paid fairly.  The perception of fairness and equity should be recognized both internal to the organization and externally to unitholders and other stakeholders. By balancing base salary and benefits with bonus and equity-based compensation awards, our executives have a competitive, predictable cash compensation stream, coupled with a cash bonus program that rewards recent performance and an equity-based system of restricted unit grants that rewards prior performance while promoting tenure and future success.  In limited instances we also provide special incentives relating to specific aspects of our business, such as direct-participation awards based on the success of our investor portfolio management business, or IPMB.

Elements of Compensation

Our executive compensation program is designed to be consistent with the objectives and guidelines set forth above. A detailed discussion of each of the key elements of the program follows below.

Base Salary.  In establishing base salary levels for executives and other members of the management team, the committee targets market median pay levels among individuals in comparable positions for similar-in-size general industry organizations with appropriate reference to comparable positions in the forest products and real estate industries.  We do not necessarily treat the midpoint of this range as a benchmark or ideal goal, and as noted above, we do not have a publicly traded peer group.  However, we do consider median pay levels as a part of the balance between staying competitive so as to retain valuable talent, while recognizing that we are a small organization when compared to most publicly traded enterprises and particularly those in our geographic region and market sector.  Using Towers Perrin data, the committee takes into account such factors as competitive industry salaries, as well as general and regional economic conditions and the size and geographic differences of the identified companies.  Using that data, the committee attempts to harmonize our executives’ base compensation while considering our executives’ scope of responsibilities, individual performance, and contribution to our organization.  Adjustments in base salary are usually made effective March 1 of each year, unless circumstances (such as a promotion) warrant otherwise.  During 2008, the base salaries for the Partnership’s executives were increased by 3% to recognize the impact of annual cost-of-living increases.

Annual Bonus.  Executive officers have an annual incentive (bonus) opportunity with awards based on the overall performance of the Partnership and on specific individual performance targets.  The overall performance targets are primarily based (with a 70% weighting) upon an assessment of the Partnership’s performance as compared to budgeted fiscal year performance expressed in terms of net income and free cash flow.  Of this 70% component, 75% is weighted toward measurement against the budgeted net income target and 25% against the budgeted free cash flow target.  A 30% performance weighting is allocated to performance measured against goals aimed at one or more of the following criteria: successfully pursuing the Partnership’s growth strategies, securing key entitlements to create value-adding opportunities in our real estate portfolio, improving productivity, and increasing earnings and return on equity.

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

The table below shows the threshold, target and maximum bonus opportunities for the Partnership’s executives represented as a percentage of base salary effective as of the end of 2008 at corresponding levels of financial performance results versus plan.

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

As with other elements of our executive compensation program, long-term incentive award grant opportunities are adjusted such that long-term incentive grants result in total direct compensation levels at or near the median of market pay levels for businesses that are comparable in size and industry to the Partnership and taking into account the Partnership’s specific circumstances.  Again, aiming at the median is deemed to best balance the objective to retain valued executive talent with recognition that we are a relatively small business enterprise.  Once a year at a regularly scheduled first quarter meeting, the committee makes unit-based compensation grants to eligible employees that reflect prior year performance.  In 2008, grant awards were not made until August 2008. Exceptions to this once-a-year grant schedule, and to the terms of individual grants and awards, are made rarely and are usually confined to grants coincident with hiring of a new employee.

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

IPMB Award.  The IPMB awards are paid from Pope MGP’s share of earnings from the IPMB.  Awards are paid in a lump sum following the year in which the award was earned, and represent a pool of up to three-quarters of the managing general partner’s share of IPMB pre-tax profit, depending on overall performance.  No IPMB awards were paid in 2008 as the Partnership had no IPMB pre-tax profit.

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

Defined Contribution Retirement Savings Plan.  As of December 31, 2008 all our employees are eligible to receive benefits under a defined contribution plan.  During 2008 and 2007 the Partnership matched 50% of the employees’ contribution up to 8% of compensation.  Partnership contributions to the plan amounted to $150,000, $150,000 and, $130,000, for each of the years ended December 31, 2008, 2007 and 2006, respectively.  Employees become fully vested over a six-year period in the Partnership’s contribution.

Supplemental Retirement Plan.  We have a supplemental retirement plan for a retired executive.  The plan provides for a retirement income of 70% of his base salary at retirement after taking into account both 401(k) and Social Security benefits and makes an annual fixed-amount payment of $25,013.  The Partnership accrued $7,400 in 2008 for this benefit based on an approximation of the cost of purchasing a life annuity paying the aforementioned benefit amount.  The balance of the liability as of December 31, 2008 was $186,478.

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

Upon the involuntary termination of an executive’s employment (other than “for cause,” and including resignation for certain specified reasons) within eighteen months after a change in control event occurs, the following benefits would be provided:

-	cash payments equal to two times the executive’s base salary, plus the executive’s target bonus for the year in which the change in control occurred;

-	immediate vesting of all outstanding unit option awards consistent with the terms of the 2005 Plan; and

-	continued coverage for the executive and dependents under Pope Resources’ health and welfare plan for up to 18 months after termination.

The following table summarizes the cash payments that would have been due Pope Resources’ executive officers if a change in control event had occurred on December 31, 2008.

Name	Two times base salary	Target bonus	Total cash payments
David L. Nunes, President & CEO	$636,540	$159,135	$795,675
Thomas M. Ringo, Vice President & CFO	$413,752	$82,750	$496,502

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

Officer Unit Ownership Guidelines

We do not have a formal unit ownership guideline for executive officers, but note that Mr. Nunes owns units of Pope Resources that, as of year-end 2008, had a value of almost four times his 2008 base salary.  Similarly, Mr. Ringo owns units of Pope Resources that, as of year-end 2008, had a value of almost three times his 2008 base salary.  Of these owned unit positions, Mr. Nunes acquired 44% of his through open-market purchases, 26% through exercises of unit options, and another 4% through vesting of restricted units while Mr. Ringo acquired 13% of his through open-market purchases, 50% through exercises of unit options, and another 5% through vesting of restricted units.

Summary Compensation Table

The following table sets forth information regarding compensation earned by our named executive officers for the years 2006 through 2008:

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Unit Awards ($) (2)	Non-quity Incentive Plan Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)
David L. Nunes President and CEO	2008	316,725	-	148,455	-	34,750	499,930
	2007	307,500	260,487	194,625	-	26,091	788,703
	2006	297,500	250,800	156,375	18,695	17,040	740,410
Thomas M. Ringo V.P. and CFO	2008	205,872	-	82,475	-	24,200	312,547
	2007	199,875	135,453	108,125	-	19,200	462,653
	2006	193,333	134,816	86,875	11,217	14,100	440,341

(1)
Amounts represent bonuses earned in the year indicated but paid in the subsequent year. Bonuses for named executive officers related to 2008 performance have not yet been determined at the time of this filing.

(2)
Amounts represent the market value on the date of grant of restricted units received during the year.  These units are subject to a trading restriction until the units vest.  Units ordinarily vest over four years with 50% vesting after three years and the remaining 50% vesting on the fourth anniversary of the grant date.

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

 Grants of Plan Based Awards Table

The committee approved awards under the Partnership’s 2005 Unit Incentive Plan to our named executives in 2008.  Set forth below is information regarding awards of restricted units granted during 2008:

Name	Grant Date	All Other Unit Awards: Number of Shares of Unit or Units (#)	All Other Options Awards: Number of Securities Underlying Options (#)	Unit Awards	Option Awards	Closing Price on Grant Date ($/sh)
David L. Nunes President and CEO	August 27, 2008	4,500	-	-	-	32.99
Thomas M. Ringo V.P. and CFO	August 27, 2008	2,500	-	-	-	32.99

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

Units Available for Issuance

There are 1,105,815 units authorized under the New Plan.  As of December 31, 2008 there were 1,038,646 authorized but not issued units in the New Plan.  The units issued or issuable under the New Plan have been registered on a Form S-8 registration statement.

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

Outstanding Equity Awards At Fiscal Year-End; Option Exercise and Units Vested

The following table summarizes the outstanding equity award holdings held by our named executive officers:

	Option Awards					Unit Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Units That Have Not Vested (#)	Market Value of Units That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
David L. Nunes President and CEO	31,000 10,000	-	- -	12.51 22.00	3/20/12 2/14/11	15,750	315,000	-	-
Thomas M. Ringo V.P. and CFO	8,100	-	-	12.51	3/20/12	8,750	175,000	-	-

	Option Awards		Unit Awards
	Number of Units Acquired on Exercise	Value Realized on Exercise	Number of Units Acquired on Vesting	Value Realized on Vesting
Name	(#)	($)	(#)	($)
David L. Nunes President and CEO	2,000	46,230	2,250	73,125
Thomas M. Ringo V.P. and CFO		-	1,250	40,625

Director Compensation

The following table sets forth a summary of the compensation we paid to our non-employee directors in 2008:

Name	Year	Fees Earned or Paid in Cash ($)	Unit Awards ($) (1)	Option Awards ($) (2)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation ($) (3)	Total ($)
John E. Conlin	2008	30,500	24,743	-	-	-	3,600	58,843
Douglas E. Norberg	2008	28,000	24,743	-	-	-	4,500	57,243
Peter T. Pope	2008	33,000	24,743	-	-	-	4,500	62,243
J. Thurston Roach	2008	36,000	24,743	-	-	-	4,500	65,243

(1)
Amounts represent the market value on the date of grant of restricted units received during the year.  These units are subject to a trading restriction until the units vest.  Units ordinarily vest over four years with 50% vesting after three years and the remaining 50% vesting on the fourth anniversary of the grant date.  For each of Messrs. Norberg, Pope, and Roach a total of 375 restricted units granted during fiscal year 2005 vested and became eligible for trading on September 6, 2008.

(2)	No options were awarded in 2008.

(3)	Amounts represent distributions received on unvested restricted Partnership units and the value realized upon vesting of prior grants of restricted units.

Compensation of the outside directors of Pope MGP, Inc. consists of a monthly retainer of $1,500 plus a $1,000 per day fee for each board meeting attended and $500 for participation in a board meeting via telephone.  The Chairman of the Audit Committee receives an additional annual retainer amount of $3,000 that is paid in a monthly pro rata fashion.  Starting in 2009, the Chairman of the Human Resources Committee will receive an additional annual retainer of $1,500, also paid pro rata on a monthly basis. Both the Chairman of the Audit and Human Resources Committees receive an additional $500 fee per committee meeting.

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

The committee is currently comprised of Douglas E. Norberg, Peter T. Pope, J. Thurston Roach, and John Conlin.  Mr. Pope served as Committee Chair of during 2008 and Mr. Conlin will be assuming this responsibility beginning in 2009.  None of the members are officers or employees of the Partnership or the General Partner.

Conclusion

The HR Committee believes that for 2008 the compensation terms for Mr. Nunes, as well as for the other executive officers, were clearly related to the realization of the goals and strategies established by the Partnership.  Further, we will be evaluating bonuses based on 2008 performance for named executive officers in mid-March 2009.

Peter T. Pope, Chairman
John E. Conlin
Douglas E. Norberg
J. Thurston Roach

Audit Committee Report on Financial Statements

The Audit Committee of the General Partner’s Board of Directors has furnished the report set forth in the following section entitled “Responsibilities and Composition of the Audit Committee” on the Partnership’s year-end financial statements and audit for fiscal year 2008.  The Audit Committee’s report is intended to identify the members of the Audit Committee and describe in general terms the responsibilities the Audit Committee assumes, the process it undertakes, and the matters it considers in reviewing the Partnership’s financial statements and monitoring the work of the Partnership’s external auditors.

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

The Audit Committee is currently comprised of J. Thurston Roach, John E. Conlin, and Douglas E.  Norberg.  Mr. Roach serves as Audit Committee Chair.  All members of the Audit Committee are independent as defined under NASDAQ Rule 4200(a) (15), and all are financially literate.  Mr. Norberg is designated as a “financial expert” as defined under Section 10A (m) of the Securities Exchange Act of 1934 and NASDAQ Rule 4350(d).

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

Principal Unitholders

As of February 16, 2009, the following persons were known or believed by the Partnership to be the beneficial owners of more than 5% of the outstanding Partnership units:

Name and Address of Beneficial Owner	Number of Units(1)		Percent of Class
Private Capital Management, Inc. 8889 Pelican Bay Blvd Suite 500 Naples, FL 34108-7512	627,787	(2)	13.1

Emily T. Andrews 600 Montgomery Street 35th Floor San Francisco, CA 94111	557,100	(3)	11.7

Peter T. Pope 1500 S.W. 1st Avenue Portland, OR 97201	336,477	(4)	7.0

(1)
Each beneficial owner has sole voting and investment power unless otherwise indicated.  Includes unit options exercisable within 60 days but excludes those options where the exercise price renders them anti-dilutive. Also includes restricted units that are both vested and unvested since beneficial owner receives distributions on all such restricted units.

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

(4)
Includes (a) 200,925 units held by a limited liability company controlled by Mr. Pope; (b) 24,295 units owned by Mr. Pope; (c) 44,600 units held in trust for his children; (d) 60,000 units held by Pope MGP, Inc. and Pope EGP, Inc., as to which he shares investment and voting power; (e) currently exercisable options to purchase 4,032 units; and (f) 2,625 unvested restricted units.  Excludes a total of 7,815 options because their exercise price renders them anti-dilutive.

Management

As of February 19, 2009, the beneficial ownership of the Partnership units of (1) the named executives (2) the directors of the Partnership’s general partners, (3) the general partners of the Partnership, and (4) the Partnership’s officers, directors and general partners as a group, was as follows.  **

Name	Position and Offices	Number of Units(1)		Percent of Class
David L. Nunes	Chief Executive Officer and President, Pope MGP, Inc. and the Partnership; Director, Pope MGP, Inc.	90,250	(2)	1.9
Thomas M. Ringo	Vice President and CFO, Pope MGP, Inc. and the Partnership	34,980	(3)	*
John E. Conlin	Director, Pope MGP, Inc.	16,395	(4)	*
Douglas E. Norberg	Director, Pope MGP, Inc.	55,150	(5)	1.1
Peter T. Pope	Director, Pope MGP, Inc. and Pope EGP, Inc.; President, Pope EGP, Inc.	336,477	(6)	7.0
J. Thurston Roach	Director, Pope MGP, Inc.	9,000	(7)	*
Pope EGP, Inc.	Equity General Partner of the Partnership	54,000		1.1
Pope MGP, Inc.	Managing General Partner of the Partnership	6,000		*
All general partners, directors and officers of general partners, and officers of the Partnership as a group (6 individuals and 2 entities)		541,877	(8)	11.3

___________________________
* Less than 1%
** The address of each of these parties is c/o Pope Resources, 19245 Tenth Avenue NE, Poulsbo, WA 98370.

(1)
Each beneficial owner has sole voting and investment power unless otherwise indicated.  Includes unit options that are exercisable within 60 days but excludes those options where the exercise price renders them anti-dilutive. Also includes restricted units that are both vested and unvested since beneficial owner receives distributions on all such restricted units.

(2)
Units shown for Mr. Nunes include 43,500 owned units, 15,750 of unvested restricted units, and options to purchase 31,000 that are exercisable within 60 days. Excludes a total of 10,000 options because their exercise price renders them anti-dilutive.

(3)	Units shown for Mr. Ringo include 18,130 owned units, 8,750 unvested restricted units, and options to purchase 8,100 units that are exercisable within 60 days.

(4)	Includes 2,250 unvested restricted units issued to Mr. Conlin.

(5)
Includes currently exercisable options to purchase 30,925 units issued to Mr. Norberg and 2,625 unvested restricted units. Excludes a total of 19,681 options because their exercise price renders them anti-dilutive.

(6)
Includes (a) 200,925 units held by a limited liability company controlled by Mr. Pope; (b) 24,295 units owned by Mr. Pope; (c) 44,600 units held in trust for his children; (d) 60,000 units held by Pope MGP, Inc. and Pope EGP, Inc., as to which he shares investment and voting power; (e) currently exercisable options to purchase 4,032 units; and (f) 2,625 unvested restricted units.  Excludes a total of 7,815 options because their exercise price renders them anti-dilutive.

(7)	Includes currently exercisable options to purchase 6,000 units issued to Mr. Roach and 2,625 unvested restricted units.

(8)
For this computation, the 60,000 units held by Pope MGP, Inc. and Pope EGP, Inc. are excluded from units beneficially owned by Mr. Pope.  Mr. Pope and Emily T. Andrews, own all of the outstanding stock of Pope MGP, Inc. and Pope EGP, Inc.  Includes currently exercisable options to purchase 80,057 units and 34,625 unvested restricted units. Excludes a total of 337,496 options because their exercise price renders them anti-dilutive.

Equity Compensation Plan Information

The following table presents certain information with respect to the Partnership’s equity compensation plans and awards thereunder on December 31, 2008.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	166,053	$16.08	1,038,646

Equity compensation plans not approved by security holders	-	-	-
Total	166,053	$16.08	1,038,646

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

ORM Timber Fund I, LP (“Fund I”).  Pope Resources, A Delaware Limited Partnership owns 19% and Olympic Resource Management LLC owns 1% and is the general partner of Fund I.  David L. Nunes and Thomas M. Ringo have committed to invest less than 1% of the committed capital in Fund I.  The majority of this commitment was paid in the fourth quarter of 2006 when Fund I acquired timberland.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes fees related to the Partnership’s principal accountants, KPMG LLP, during 2008 and 2007.

Description of services	2008	%	2007	%
Audit (1)	$356,000	81%	$357,000	82%

Audit related (2)	39,000	9%	28,000	6%

Tax (3):

Tax return preparation	33,000	8%	26,000	6%

General tax consultation	8,000	2%	28,000	6%

Total	$436,000	100%	$439,000	100%

(1) Fees represent the arranged fees for the years presented, including the annual audit of internal controls as mandated under Sarbanes-Oxley section 404, and out-of-pocket expenses reimbursed during the years presented.
(2) Fees consist of fees paid in connection with the audits of Olympic Resource Management LLC and ORM Timber Fund I LP.
(3) Fees paid for professional services in connection with tax consulting and tax return preparation.

Prior to hiring KPMG LLP to provide services to the Partnership, anticipated fees and a description of the services are presented to the Audit Committee.  The Audit Committee then either agrees to hire KPMG LLP to provide the services or directs management to find a different service provider.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE

Financial Statement Schedule
Environmental Remediation Liability
	Balances at the Beginning of the Period	Additions to Accrual	Expenditures for Remediation	Balances at the End of the Period
Year Ended December 31, 2006	158,000	260,000	176,000	242,000
Year Ended December 31, 2007	242,000	1,878,000	126,000	1,994,000
Year Ended December 31, 2008	1,994,000	-	440,000	1,554,000

Exhibits.

No.	Document

3.1	Certificate of Limited Partnership. (1)

3.2	Limited Partnership Agreement, dated as of November 7, 1985. (1)

3.3	Amendment to Limited Partnership Agreement dated December 16, 1986. (2)

3.4	Amendment to Limited Partnership Agreement dated March 14, 1997. (4)

3.5	Certificate of Incorporation of Pope MGP, Inc. (1)

3.6	Amendment to Certificate of Incorporation of Pope MGP, Inc. (3)

3.7	Bylaws of Pope MGP, Inc. (1)

3.8	Certificate of Incorporation of Pope EGP, Inc. (1)

3.9	Amendment to Certificate of Incorporation of Pope EGP, Inc. (3)

3.10	Bylaws of Pope EGP, Inc. (1)

3.11	Amendment to Limited Partnership Agreement dated October 30, 2007 (13)

4.1	Specimen Depositary Receipt of Registrant. (1)

4.2	Limited Partnership Agreement dated as of November 7, 1985, as amended December 16, 1986 and March 14, 1997 (see Exhibits 3.2, 3.3 and 3.4).

9.1
Shareholders Agreement entered into by and among Pope MGP, Inc., Pope EGP, Inc., Peter T. Pope, Emily T. Andrews, P&T, present and future directors of Pope MGP, Inc. and the Partnership, dated as of November 7, 1985 included as Appendix C to the P&T Notice and Proxy Statement filed with the Securities and Exchange Commission on November 12, 1985, a copy of which was filed as Exhibit 28.1 to the Partnership’s registration on Form 10 identified in footnote (1) below.  (1)

10.1	Transfer and Indemnity Agreement between the Partnership and P&T dated as of December 5, 1985. (1)

10.2	Environmental Remediation Agreement (7)

10.3	1997 Unit Option Plan Summary. (5)

10.4	Audit Committee Charter. (10)

10.5	Timberland Deed of Trust and Security Agreement with Assignment of Rents between Pope Resources, Jefferson Title Company and John Hancock Mutual Life Insurance Company dated April 29, 1992. (6)

10.6
Amendment to Timberland Deed of Trust and Security Agreement with Assignment of Rents between Pope Resources, Jefferson Title Company and John Hancock Mutual Life Insurance Company dated May 13, 1992.  (6)

10.7
Second Amendment to Timberland Deed of Trust and Security Agreement with Assignment of Rents between Pope Resources, Jefferson Title Company and John Hancock Mutual Life Insurance Company, dated May 25 1993.  (6)

10.8
Third Amendment to Timberland Deed of Trust and Security Agreement with Assignment of Rents between Pope Resources, Jefferson Title Company and John Hancock Mutual Life Insurance Company dated December 19, 1995.  (6)

10.9
Fourth Amendment to Timberland Deed of Trust and Security Agreement with Assignment of Rents between Pope Resources, Jefferson Title Company and John Hancock Mutual Life Insurance Company dated December 20, 1999.  (6)

10.10
Amended and Restated Timberland Deed of Trust and Security Agreement with Assignment of Rents and Fixture Filing between Pope Resources and John Hancock Life Insurance Company dated March 29, 2001.  (6)

10.11	Promissory Note from Pope Resources to John Hancock Mutual Life Insurance Company dated April 29, 1992. (6)

10.12	Amendment to Promissory Note from Pope Resources to John Hancock Mutual Life Insurance Company dated May 25, 1993. (6)

10.13	Second Amendment to Promissory Note from Pope Resources to John Hancock Mutual Life Insurance Company, dated December 19, 1995. (6)

10.14	Third Amendment to Promissory Note from Pope Resources to John Hancock Mutual Life Insurance Company dated December 20, 1999. (6)

10.15	Fourth Amendment to Promissory Note from Pope Resources to John Hancock Mutual Life Insurance Company dated March 29, 2001. (6)

10.16	Note Purchase Agreement between Pope Resources, John Hancock Life Insurance Company and John Hancock Variable Life Insurance Company, dated March 29, 2001. (6)

10.17	Class A Fixed Rate Senior Secured Note from Pope Resources to John Hancock Life Insurance Company dated March 29, 2001, in the principal amount of $23,500,000. (6)

10.18	Class A Fixed Rate Senior Secured Note from Pope Resources to John Hancock Life Insurance Company dated March 29, 2001 in the principal amount of $4,500,000. (6)

10.19	Class A Fixed Rate Senior Secured Note from Pope Resources to John Hancock Variable Life Insurance Company dated March 29, 2001, in the principal amount of $2,000,000. (6)

10.20
Timberland Deed of Trust and Security Agreement With Assignment of Rents and Fixture Filing between Pope Resources, Jefferson Title Company and John Hancock Life Insurance Company, dated March 29, 2001.  (6)

10.21	Purchase and sale agreement with Costco Wholesale Corp dated December 22, 2003 (8)

10.23	Form of Change of control agreement (10)

10.25	Purchase and sales agreement for Quilcene Timberlands dated September 28, 2004 (9)

10.26	Long term management agreement with Cascade Timberlands LLC dated December 31, 2004 (9)

10.29	First amendment to Note purchase agreement with John Hancock Life Insurance Company (10)

10.30	Second amendment to Note purchase agreement with John Hancock Life Insurance Company (10)

10.31	Third amendment to Note purchase agreement with John Hancock Life Insurance Company (10)

10.32	Fourth amendment to Note purchase agreement with John Hancock Life Insurance Company (10)

10.33	Pope Resources 2005 Unit Incentive Plan (11)

10.34	Master Loan Agreement between Pope Resources and Northwest Farm Credit Services, PCA dated July 31, 2008

10.35	Revolving Operating Note from Pope Resources to Northwest Farm Credit Services, PCA dated July 31, 2008

23.1	Consent of Registered Independent Public Accounting Firm (13)

31.1	Certificate of Chief Executive Officer (13)

31.2	Certificate of Chief Financial Officer (13)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (13)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (13)

99.1	Press Release of the Registrant dated February 6, 2008 (14)

(1)	Incorporated by reference from the Partnership’s registration on Form 10 filed under File No. 1-9035 and declared effective on December 5, 1985.

(2)	Incorporated by reference from the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 1987.

(3)	Incorporated by reference from the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 1988.

(4)	Incorporated by reference from the Partnership’s Proxy Statement filed on February 14, 1997.

(5)	Incorporated by reference to the Company’s Form S-8 Registration Statement (SEC file number 333-46091) filed with the Commission on February 11, 1998.

(6)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2001.

(7)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2002.

(8)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2003.

(9)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2004.

(10)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2005.

(11)	Filed with Form S-8 on September 9, 2005.

(12)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2007.

(13)	Filed with this annual report for the fiscal year ended December 31, 2007.

(14)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on February 6, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POPE RESOURCES, A Delaware
Limited Partnership

By POPE MGP, INC.
Managing General Partner

Date: March 6, 2009	By /s/ David L. Nunes
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the date indicated.

Date: March 6, 2009	By /s/ David L. Nunes
David L. Nunes,
President and Chief Executive Officer (principal executive officer), Partnership and Pope MGP, Inc.; Director, Pope MGP, Inc.

Date: March 6, 2009	By /s/ Thomas M. Ringo
Thomas M. Ringo
Vice President & CFO (principal financial and accounting officer), Partnership and Pope MGP, Inc.

Date: March 6, 2009	By /s/ John E. Conlin
John E. Conlin
Director, Pope MGP, Inc.

Date: March 6, 2009	By /s/ Douglas E. Norberg
Douglas E. Norberg
Director, Pope MGP, Inc.

Date: March 6, 2009	By /s/ Peter T. Pope
Peter T. Pope
Director, Pope MGP, Inc.

Date: March 6, 2009	By /s/ J. Thurston Roach
J. Thurston Roach
Director, Pope MGP, Inc.