Form 10-Q
period 2009-03-31
POPE RESOURCES LTD PARTNERSHIP
filed 2009-05-07
CIK 784011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☒  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act. (check one)
Large Accelerated Filer ☐ Non-accelerated Filer ☐	Accelerated Filer ☒ Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-2 of the Exchange Act) Yes☐ No☒

Partnership units outstanding at May 1, 2009:  4,594,210

Pope Resources
Index to Form 10-Q Filing
For the Quarter Ended March 31, 2009

P A R T I – FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

Pope Resources, A Delaware Limited Partnership
March 31, 2009 and December 31, 2008
(Thousands)
	2009	2008
Assets
Current assets:
Cash and cash equivalents	$15,213	$17,978
Accounts receivable, net	761	500
Land held for sale	596	596
Current portion of contracts receivable	455	477
Prepaid expenses and other	237	295
Total current assets	17,262	19,846

Properties and equipment, at cost:
Land held for development	24,198	23,931
Land and land improvements	20,449	20,449
Roads and timber (net of accumulated
depletion of $53,184 and $52,552)	92,254	92,753
Buildings and equipment (net of accumulated
depreciation of $7,458 and $7,360)	3,745	3,565
Total properties and equipment, at cost	140,646	140,698

Other assets:
Contracts receivable, net of current portion	988	994
Student loan auction rate securities	3,578	3,619
Other	244	254
Total other assets	4,810	4,867

Total assets	$162,718	$165,411

Liabilities, Partners' Capital, and Noncontrolling Interests
Current liabilities:
Accounts payable	$539	$635
Accrued liabilities	969	863
Current portion of environmental remediation	240	300
Current portion of long-term debt	1,371	1,417
Deferred revenue	461	205
Other current liabilities	204	161
Total current liabilities	3,784	3,581

Long-term debt, net of current portion	26,872	28,169
Environmental remediation, net of current portion	1,254	1,254
Other long-term liabilities	211	236

Partners' capital (units outstanding 4,557 and 4,599)	86,140	87,817
Accumulated other comprehensive income	19	-
Noncontrolling interests	44,438	44,354
Total partners' capital and noncontrolling interests	130,597	132,171

Total liabilities, partners' capital, and noncontrolling interests	$162,718	$165,411

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Pope Resources, A Delaware Limited Partnership
Three Months Ended March 31, 2009 and 2008

(Thousands, except per unit data)
	2009	2008

Revenues	$4,979	$6,340
Cost of timber and land sold	(2,198)	(2,679)
Operating expenses	(1,978)	(2,078)
General and administrative expenses	(844)	(878)
Income (loss) from operations	(41)	705

Other income (expense):
Interest expense	(617)	(634)
Capitalized interest	305	308
Interest income	69	395
Impairment of student loan auction rate securities	(60)	-
Total other income (expense)	(303)	69

Income (loss) before income taxes	(344)	774
Income tax expense	-	(57)
Net income (loss)	(344)	717

Net loss attributable to noncontrolling interest: ORM Timber Fund I, LP	219	224
Net loss attributable to noncontrolling interest: ORM Timber Fund II, Inc.	2	-
Net income (loss) attributable to Pope Resources' unitholders	$(123)	$941

Allocable to general partners	$(2)	$12
Allocable to limited partners	(121)	929
	$(123)	$941
Earnings (loss) per unit:
Basic	$(0.03)	$0.20
Diluted	$(0.03)	$0.20

Weighted average units outstanding:
Basic	4,591	4,619
Diluted	4,591	4,720

Distributions per unit	$0.20	$0.40

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Pope Resources, A Delaware Limited Partnership
Three Months Ended March 31, 2009 and 2008

(Thousands)	2009	2008

Net income (loss)	$(344)	$717
Add back non-cash charges (credits):
Depletion	569	781
Depreciation and amortization	203	188
Impairment of student loan auction rate securities	60	-
Unit based compensation	159	113
Cost of land sold	-	173
Change in operating accounts:
Deferred revenue	256	264
Accounts receivable	(261)	(576)
Contracts receivable	28	69
Prepaid expenses and other	58	35
Accounts payable	(96)	(625)
Accrued liabilities	176	(999)
Environmental remediation	(60)	(33)
Other long-term assets	-	397
Other	16	(7)
Net cash provided by operating activities	764	497

Cash provided by (used in) investing activities:
Redemption of short-term investments	-	13,924
Reforestation and roads	(133)	(201)
Proceeds from fixed asset sale	4	34
Capitalized development activities	(329)	(897)
Other capital expenditures	(318)	(290)

Net cash provided by (used in) investing activities	(776)	12,570

Cash used in financing activities:
ORM Timber Fund II, Inc. capital call	305	-
Unit repurchase	(782)	(3,539)
Repayment of long-term debt	(1,343)	(1,290)
Option exercises	-	352
Unitholder distribution	(932)	(1,858)
Other	(1)	-

Net cash used in financing activities	(2,753)	(6,335)

Net increase (decrease) in cash and cash equivalents	(2,765)	6,732
Cash and cash equivalents at beginning of period	17,978	2,174

Cash and cash equivalents at end of the three-month period	$15,213	$8,906

See accompanying notes to condensed consolidated financial statements.

POPE RESOURCES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2009

1.
The condensed consolidated financial statements as of March 31, 2009 and December 31, 2008 and for the three month periods (quarters) ended March 31, 2009 and March 31, 2008 have been prepared by Pope Resources, A Delaware Limited Partnership (the “Partnership”) pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The financial information for the quarters ended March 31, 2009 and 2008 is unaudited, but, in the opinion of management, reflects all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2008, is derived from the Partnership’s audited consolidated financial statements and notes thereto for the year ended December 31, 2008, and should be read in conjunction with such financial statements. The results of operations for the quarter ended March 31, 2009 are not necessarily indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2009.

2.
The financial statements in the Partnership's 2008 annual report on Form 10-K include a summary of significant accounting policies of the Partnership and that summary of accounting policies should be read in conjunction with this Quarterly Report on Form 10-Q.

3.
Basic net earnings (loss) per unit are based on the weighted average number of units outstanding during the period. Diluted net earnings per unit is calculated by dividing net income by the weighted average units outstanding during the year plus additional units that would have been outstanding assuming the exercise of in-the-money unit equivalents using the treasury stock method.  Unit equivalents are excluded from the computation if their effect is anti-dilutive, as is the case when the company has net loss for the period.  In the quarter ended March 31, 2009, all unit equivalents outstanding were excluded from the calculation of fully diluted units outstanding due to the net loss for the quarter which made these options anti-dilutive.  In the quarter ended March 31, 2008, 298 unit options outstanding were anti-dilutive.

In the first quarter of 2009, the Partnership adopted FASB Staff Position (FSP) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.  The FSP requires unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents to be considered participating securities. The impact to the Partnership was not material for the quarters ended March 31, 2009 or 2008.

	Quarter Ended March 31,
	2009	2008
Net income (loss) attributable to Pope Resources’ unitholders	(123)	941
Nonforfeitable distributions paid to unvested restricted unitholders	(12)	(20)
Net income (loss) to outstanding unitholders	(135)	921
Weighted average units outstanding (in thousands):
Basic	4,591	4,619
Dilutive effect of unit equivalents	-	101
Diluted	4,591	4,720
Earnings (loss) per unit: Basic	(0.03)	0.20
Earnings (loss) per unit: Diluted	(0.03)	0.20

Options to purchase 163,000 and 190,000 units at prices ranging from $9.30 to $37.73 per unit were outstanding as of March 31, 2009 and 2008, respectively.

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

Restricted Units
As of March 31, 2009, total compensation expense not yet recognized related to non-vested restricted unit awards was $937,000 with a weighted average 21 months remaining to vest.  The partnership issued 7,250 restricted units in the first quarter of 2009 with 50% vesting in 3 years and the remaining 50% fully vested after 4 years.

Restricted units	March 31, 2009
Number outstanding	60,625
Aggregate intrinsic value	$1,228,000

Unit Options
Unit options have not been granted since December 2005. Units options granted prior to January 1, 2006 were non-qualified options granted at an exercise price not less than 100% of the fair value on the grant date. Unit options granted to employees vested over four or five years. Board members had the option of receiving their annual retainer in the form of unit options and those options vested immediately as they were granted monthly for services rendered during the month. Options granted have a life of ten years. During the first quarter of 2009, 3,000 options expired, reducing the number of options outstanding from 166,053 at December 31, 2008 to 163,053 at March 31, 2009.  As of March 31, 2009 all compensation cost related to unit options granted has been recognized as all options are fully vested.

Options Outstanding and Exercisable	March 31, 2009
Number outstanding	163,053
Weighted average exercise price	$15.86
Aggregate intrinsic value	$825,600
Weighted average remaining contractual term	3.07

4.
Supplemental disclosure of cash flow information: interest paid, net of amounts capitalized, totaled $309,000 and $532,000 for the quarters ended March 31, 2009 and 2008, respectively. Income tax refund received in the first quarter of 2009 was $61,000, net of income taxes paid of $1,000 compared to no income tax paid or received for the quarter ended March 31, 2008.

5.	The fair value of cash and cash equivalents and investments held at March 31, 2009 and December 31, 2008 are as follows (in thousands):

	March 31, 2009
	Gross
	Amortized	Unrealized	Estimated
	Cost	Loss	Fair Value
Cash and cash equivalents	$15,213	$-	$15,213
Securities maturing after ten years:
Auction rate securities, non-current	4,000	(422)	3,578

	December 31, 2008
	Gross
	Amortized	Unrealized	Estimated
	Cost	Loss	Fair Value
Cash and cash equivalents	$17,978	$-	$17,978
Auction rate securities, non-current	4,000	(381)	3,619

There were no realized gains or losses for the three months ended March 31, 2009 or 2008.

At March 31, 2009, Pope Resources held Student Loan Auction Rate Securities (“SLARS”) with a par value of $4.0 million but an estimated fair value of $3.6 million. SLARS are collateralized long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 35 days. Beginning in February 2008, auctions failed when sell orders exceeded buy orders. When these auctions failed to clear, higher default interest rates for those securities went into effect.  The underlying assets of the SLARS we hold, including the securities for which auctions have failed, are student loans which are guaranteed by the U.S. Department of Education for 97% of the loan and interest due.

Moody’s Investors Service downgraded two of the four securities in our SLARS portfolio from Aaa to A3 in February 2009.  Standard & Poor’s AAA rating was not changed.  The estimated fair value of these two securities decreased during the first quarter of 2009 and as such, an other-than-temporary impairment charge of $60,000 was recorded.  We have filed a claim with the Financial Industry Regulatory Authority (FINRA) against the broker that sold us the $4.0 million par value of SLARS. The FINRA claim is currently in arbitration with a hearing scheduled for June 2009 and the results of the binding arbitration will not be known until the process is complete. Short of pursuing the FINRA claim to its conclusion at the mid-year hearing, the principal amount of these securities will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures.

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

Under current credit market conditions there is no market for SLARS, thus eliminating any available Level 1 inputs for use in determining a market value. SLARS are unique and there are no actively traded markets that one can observe to determine a value for the SLARS. The following table provides the fair value measurements of applicable Partnership financial assets according to the levels defined in SFAS No. 157 as of March 31, 2009 and December 31, 2008:

	March 31, 2009
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$15,213	$-	$-	$15,213
Auction rate securities, non-current	-	-	3,578	3,578
Total financial assets at fair value	$15,213	$-	$3,578	$18,791

	December 31, 2008
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$17,978	$-	$-	$17,978
Auction rate securities, non-current	-	-	3,619	3,619
Total financial assets at fair value	$17,978	$-	$3,619	$21,597

We identified market interest rates for similar securities, performed a discounted cash flow calculation using these alternative interest rates and considered the impact of illiquidity on the value of the securities. This method represents a Level 3 input, and represents the best evidence we have to indicate value under current market conditions. The table below summarizes the change in the consolidated balance sheet carrying value associated with Level 3 financial assets for the three months ended March 31, 2009 and 2008:

Activity for Securities Valued Using Level 3 Inputs	2009	2008
Balance at December 31, 2008 and 2007	$3,619	$-
Transfers into Level 3	-	15,850
Total unrealized gain (loss) included in other comprehensive loss	19	(1,154)
Unrealized losses included in statement of operations	(60)	-
Balance at March 31	$3,578	$14,696

The change in fair value from December 31, 2008 to March 31, 2009 consists of an additional impairment of $60,000 on two securities that were downgraded during the first quarter 2009 by Moody’s Investors Service from AAA to A3 offset in part by a $19,000 recovery of prior year impairment charges on the remaining two securities.  This $19,000 recovery is recorded to equity under other comprehensive loss until actually realized through the sale or redemption of these securities.  Total comprehensive loss for the three month period ended March 31, 2009 is $325,000 which includes the unrealized gain of $19,000 on SLARS and total comprehensive income for the three month period ended March 31, 2008 is $717,000 which consists of net income.

7.
The Partnership adopted SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51, in the first quarter of 2009. The pronouncement requires noncontrolling interests (previously referred to as minority interests) in consolidated subsidiaries to be reported as a component of equity, which changes the accounting for transactions involving a noncontrolling interest. In the balance sheet, noncontrolling interests for all periods presented are now classified in the equity section, below Partners’ Capital. In the statement of operations, net income (loss) is presented excluding the impact of net loss attributable to noncontrolling interests to arrive at net income (loss) attributable to the Partnership’s unitholders.

8.
The Partnership has two general partners: Pope MGP, Inc. and Pope EGP, Inc. In total, these two entities own 60,000 partnership units. The allocation of distributions and income (loss) between the general and limited partners is pro rata among all units outstanding.

9.	The following accounting standards were issued in April 2009 and will be adopted by the Partnership in the second quarter 2009.

FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments is an amendment of SFAS No. 107, Disclosures about Fair Value of Financial Instruments and APB 28, Interim Financial Reporting. FSP No. 107-1/APB 28-1 expands the fair value disclosures for all financial instruments within the scope of SFAS No. 107 to interim reporting periods. The effective date of FSP No. 107-1/APB 28-1 is for interim reporting periods ending after June 15, 2009, with early adoption permitted. We did not adopt for the first quarter 2009 and do not anticipate this FSP having a material impact on our results of operations and financial position for the second quarter of 2009.

FSP No. 115-2, Recognition and Presentation of Other-Than-Temporary Impairments is an amendment of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. FSP No. 115-2 amends the other-than-temporary impairment guidance for debt securities and expands the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. The effective date of FSP No. 115-2 is for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted. We did not adopt for the first quarter 2009 and are currently evaluating the impact that FSP No. 115-2 may have on our results of operations and financial position for the second quarter of 2009.

FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly  is an amendment of SFAS No. 157, Fair Value Measurements. FSP No. 157-4 applies to all assets and liabilities and provides guidance on measuring fair value when the volume and level of activity has significantly decreased and guidance identifying transactions that are not orderly. FSP No. 157-4 requires interim and annual disclosures of the inputs and valuation techniques used to measure fair value and a discussion of changes in valuation techniques and related inputs, if any, which occurred during the period. The effective date of FSP No. 157-4 is for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted. We did not adopt for the first quarter 2009 and are currently evaluating the impact FSP No. 157-4 may have on our results of operations and financial position for the second quarter of 2009.

10.
In the presentation of the Partnership’s revenue and operating income (loss) by segment all intersegment revenue and expense is eliminated to determine externally reported operating income by business segment. The table that follows reconciles internally reported income (loss) from operations to externally reported income from operations by business segment, for the three-month periods ended March 31, 2009 and 2008:

	Fee Timber			Timberland
Three Months Ended	Pope Resources		Total	Management &	Real
March 31, (Thousands)	Timber	Timberfund	Fee Timber	Consulting	Estate	Other	Consolidated
2009
Revenue internal	$4,565	$1	$4,566	$412	$262	$-	$5,240
Eliminations	(45)	-	(45)	(204)	(12)	-	(261)
Revenue external	4,520	1	4,521	208	250	-	4,979

Cost of timber and land sold	(2,197)	-	(2,197)	-	(1)	-	(2,198)

Operating, general and administrative expenses internal	(898)	(276)	(1,174)	(357)	(708)	(844)	(3,083)
Eliminations	12	204	216	45	-	-	261

Operating, general and administrative expenses external	(886)	(72)	(958)	(312)	(708)	(844)	(2,822)

Income (loss) from operations internal	1,470	(275)	1,195	55	(447)	(844)	(41)
Eliminations	(33)	204	171	(159)	(12)	-	-
Income (loss) from operations external	$1,437	$(71)	1,366	$(104)	$(459)	$(844)	$(41)

2008
Revenue internal	$5,488	$108	$5,596	$433	$566	$-	$6,595
Eliminations	(36)	-	(36)	(209)	(10)	-	(255)
Revenue external	5,452	108	5,560	224	556	-	6,340

Cost of timber and land sold	(2,268)	(96)	(2,364)	-	(315)		(2,679)

Operating, general and administrative expenses internal	(839)	(292)	(1,131)	(459)	(743)	(878)	(3,211)
Eliminations	7	209	216	37	2	-	255
Operating, general and administrative expenses external	(832)	(83)	(915)	(422)	(741)	(878)	(2,956)

Income (loss) from operations internal	2,381	(280)	2,101	(26)	(492)	(878)	705
Eliminations	(29)	209	180	(172)	(8)	-	-

Income (loss) from operations external	$2,352	$(71)	2,281	(198)	(500)	(878)	705

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains a number of projections and statements about our expected financial condition, operating results, and business plans and objectives. These statements reflect our management's estimates and present intentions based on our current goals, in light of currently known circumstances and management's expectations about future developments. Statements about expectations, plans and future performance are “forward looking statements” within the meaning of applicable securities laws. Because these statements describe our goals, objectives and anticipated performance, they are inherently uncertain, and some or all of these statements may not come to pass. Accordingly, you should not interpret these statements as promises that we will perform at a given level or that we will take any or all of the actions we currently expect to take. Our future actions, as well as our actual performance, will vary from our current expectations, and under various circumstances these variations may be material and adverse. Some of the factors that may cause our actual operating results and financial condition to fall short of our expectations are set forth in Part II of this report entitled “Item 1A: Risk Factors” below and other factors discussed elsewhere in this report and in our annual report on Form 10-K for the fiscal year ended December 31, 2008. Some of the issues that may have an adverse and material impact on our business, operating results and financial condition include the effect of financial market conditions on our investment portfolio and related liquidity; environmental and land use regulations that limit our ability to harvest timber and develop property; economic conditions that affect consumer demand for our products and the prices we receive for them; our ability to estimate accurately our liability for certain environmental damages; and other risks and uncertainties which are discussed in our other filings with the Securities and Exchange Commission. The forward-looking statements in this report reflect our estimates as of the date of the report, and we cannot undertake to update these statements as our business operations and environment change.

This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included with this report.

EXECUTIVE OVERVIEW

Pope Resources, A Delaware Limited Partnership (“we” or the "Partnership"), was organized in late 1985 as a result of a spin-off by Pope & Talbot, Inc. (“P&T”). We are engaged in three primary businesses. The first, and by far most significant segment in terms of owned assets and operations, is the Fee Timber segment. This segment includes timberlands owned directly by the Partnership and operations of ORM Timber Fund I, LP (“Fund I”) and ORM Timber Fund II, Inc. (“Fund II” and collectively the “Funds”). Operations in this segment consist of growing timber to be harvested as logs for sale to domestic manufacturers and to a lesser extent export brokers. The second most significant business in terms of total assets owned is the development and sale of real estate. Real Estate activities primarily take the form of securing permits, entitlements, and, in some cases, installing infrastructure for raw land development and then realizing that land’s value by the selling of larger parcels to buyers who will take the land further up the value chain, either to home buyers or to operators and lessors of commercial property. Since these land projects span multiple years, the Real Estate segment may incur losses for multiple years while a project is developed until that project is sold resulting in operating income. Our third business is providing timberland management and related services to third-party timberland owners, including the Funds, and raising investment capital from third parties for private equity timber funds like the Funds.

Management’s major opportunity and challenge is to grow our revenue base profitably. Our current strategy for adding timberland acreage is centered on our timber fund business model. For example, in March 2009 we completed the final close for Fund II with $84 million of committed capital including Pope Resources’ 20% co-investment. We are now seeking timberland to acquire with this committed capital. Our 20% co-investment in the Funds affords us a share of these Funds’ operations while allowing us to earn asset management and timberland management fees. Management also believes that this strategy allows us to maintain more sophisticated expertise in timberland acquisition, valuation, and management than could be cost effectively maintained for the Partnership’s timberlands alone. Our real estate challenges center around how and when to “harvest” a parcel of land and capture the optimum value increment by selling the property.

Additionally, during the first quarter of 2009 we made significant progress toward completing our unit repurchase program that commenced in the fourth quarter of 2008. During the first quarter we purchased 42,910 units for an aggregate of $782,000 for a weighted average unit purchase price of $18.23, bringing the total repurchase program to 58,162 units for a total of $1.1 million, yielding a weighted average unit purchase price of $18.55.

RESULTS OF OPERATIONS

The following table reconciles and compares key revenue and cost elements that impact our net income (loss) for each of the three-month periods ended March 31, 2009, March 31, 2008 and December 31, 2008. In addition to the table’s detailed numeric analysis, the explanatory text following the table describes many of these changes by business segment.

	Q1 2009 vs. Q1 2008	Q1 2009 vs. Q4 2008
	Total	Total

Net income (loss) attributable to Pope Resources' unitholders:
1st Quarter 2009	$(123)	$(123)
4th Quarter 2008		(1,439)
1st Quarter 2008	941	-
Variance	$(1,064)	$1,316

Detail of earnings variance:
Fee Timber:
Log price realizations (A)	$(535)	$(144)
Log volumes (B)	(411)	3,292
Depletion	86	(541)
Production Costs	81	(1,150)
Other Fee Timber	(136)	(226)
Timberland Management & Consulting (TM&C):
Management fee changes	(17)	-
Other TM&C	111	(5)
Real Estate:
Land sales	(137)	(932)
Timber depletion on HBU sale	126	352
Other Real Estate	52	465
General & administrative costs	34	191
Net interest expense	(312)	(81)
Other (taxes, minority int., interest inc.)	(6)	95
Total change in net income (loss) attributable to Pope Resources' unitholders	$(1,064)	$1,316

(A) Price variance calculated by extending the change in average realized price by current period volume.
(B) Volume variance calculated by extending the change in sales volume by the average log sales price for the comparison period.

Fee Timber

Fee Timber revenue is earned primarily from the harvest and sale of logs from the Partnership’s 114,000 acres of fee timberland located in western Washington and, to a lesser extent, from leasing cellular communication towers and selling gravel and other resources from our timberlands. Revenue from the sale of timberland tracts will also appear periodically in results for this segment. Our Fee Timber revenue is driven primarily by the volume of timber harvested.  When speaking to inventory, volumes are expressed in millions of board feet, or “MMBF”, while elsewhere in the document, volumes harvested are expressed in thousands of board feet, or “MBF”. Harvest activities on the 24,000 acres of timberland owned by Fund I are consolidated into this discussion of operations and, once Fund II has acquired properties, results from those harvest operations will also be consolidated into the discussion.

When discussing our Fee Timber operations, we compare current results to both the previous quarter and the corresponding quarter of the prior year. Both of these comparisons are made to help the reader gain an understanding of the trends in market price and harvest volumes that affect Fee Timber results of operations. Revenue and operating income (loss) for the Fee Timber segment for the quarters ended March 31, 2009, December 31, 2008 and March 31, 2008 are as follows:

			Total Fee		Harvest
($ Million)	Log Sale	Mineral, Cell Tower &	Timber	Operating	Volume
Quarter ended	Revenue	Other Revenue	Revenue	Income/(loss)	(MBF)
Pope Resources Timber	$4.2	$0.3	$4.5	$1.4	8,745
Fund I	-	-	-	(0.1)	-
Total Fee Timber March 31, 2009	4.2	0.3	4.5	1.3	8,745
Pope Resources Timber	$1.0	$0.6	$1.6	$-	2,026
Fund I	-	-	-	0.1	47
Total Fee Timber December 31, 2008	$1.0	$0.6	$1.6	$0.1	2,073
Pope Resources Timber	$5.0	$0.5	$5.5	$2.4	9,303
Fund I	0.1	-	0.1	(0.1)	206
Total Fee Timber March 31, 2008	$5.1	$0.5	$5.6	$2.3	9,509

The increase in Fee Timber revenue and operating income for the current quarter relative to the fourth quarter of 2008 is primarily attributable to a 6,672 MBF increase in harvest volume offset by a $17/MBF, or 3%, decline in average log price realized. The increase in first quarter 2009 harvest volume over fourth quarter 2008 is due to low harvest activity in the fourth quarter of 2008. Fee Timber operating income increased $1.2 million from the fourth quarter of 2008 due to the increase in log volume harvested, partially offset by the decrease in average log price realized. Fee Timber revenue for the current quarter is $1.1 million lower than the comparable period in the prior year. This decrease is due to both a 764 MBF decline in harvest volume and an 11% decline in average log price realized. Fee Timber operating income for the current quarter decreased by $1.0 million from the first quarter of 2008 due to these same aforementioned declines.

The Funds are consolidated into our financial statements. Fund II has not yet acquired timberland and, as a result, only Fund I has harvest and operating results to include in the Fee Timber discussion herein. The 80% of these Funds owned by third parties is reflected in our Statement of Operations under the caption Noncontrolling interest-ORM Timber Fund I, LP and ORM Timber Fund II, Inc. Fund I generated revenue of $1,000, $46,000, and $108,000, respectively for the quarters ended March 31, 2009, December 31, 2008, and March 31, 2008. Fund I did not harvest any log volume during the quarter ended March 31, 2009 compared to a harvest of 206 MBF with average price realized of $523/MBF during the first quarter of 2008 and 47 MBF with average price realized of $468/MBF during the fourth quarter of 2008. We plan to harvest an additional 28 MMBF from the Partnership’s timberlands during the remainder of 2009, with 5 MMBF coming from Fund I timberlands. The Funds incurred operating losses of $275,000, $108,000, and $280,000 in the quarters ended March 31, 2009, December 31, 2008, and March 31, 2008, respectively.  Operating losses of the Funds are calculated before elimination of management fees paid to ORM LLC of $204,000, $193,000, $209,000 in the quarters ended March 31, 2009, December 31, 2008 and March 31, 2008, respectively.

Log Volume

The Partnership harvested the following log volumes by species from its timberlands, including Fund I, for the quarters ended March 31, 2009, December 31, 2008, and March 31, 2008:

Log sale volumes (MBF):			Quarter Ended
Sawlogs	March-09	% Total	December-08	% Total	March-08	% Total
Douglas-fir	7,530	86%	1,508	73%	7,202	76%
Whitewood	65	1%	86	4%	512	5%
Cedar	64	1%	54	3%	68	1%
Hardwood	119	1%	51	2%	201	2%
Pulp
All Species	967	11%	374	18%	1,526	16%
Total	8,745	100%	2,073	100%	9,509	100%

Through March 31, 2009, we have harvested 24% of our targeted annual harvest of 37 MMBF as compared to harvesting 26% of our 2008 harvest during last year’s first quarter. Our planned 2009 timber harvest volume is reduced from our long-term sustainable level of 52 MMBF as management acts to preserve the Partnership’s asset value through this period of declining log and lumber prices, which result primarily from the condition of domestic and overseas housing markets.

Log Prices

While harvest volume is largely within management’s control, one additional, significant factor that impacts our Fee Timber income is the price we realize upon selling our logs into the market. We attempt to maximize Fee Timber revenue by adjusting harvest to match log markets. The Douglas-fir export market started the quarter with relatively strong prices and demand, but by the end of the period, market demand had diminished significantly. The harvest for the quarter reflects management’s efforts to capitalize on the Douglas-fir export market while it was available. The remaining markets softened throughout the first quarter of 2009 owing to weakened demand and increasing inventories in local mills. As a result, log prices realized reflect these diminished market conditions.

We realized the following log prices from our fee timberlands for the quarters ended March 31, 2009, December 31, 2008 and March 31, 2008:

	Quarter Ended
	31-Mar-09	31-Dec-08	31-Mar-08
Average price realizations (per MBF):
Sawlogs
Douglas-fir	$508	$516	$572
Whitewood	306	384	471
Cedar	798	1,222	1,257
Hardwood	475	588	639
Pulp
All Species	227	307	357
Overall	477	494	538

Douglas-fir: Douglas-fir is noted for its structural characteristics that make it generally preferable to other softwoods and hardwoods for the production of construction grade lumber and plywood. Demand and price for Douglas-fir sawlogs is very dependent upon the level of new home construction. As construction starts and the export market continue to decline, we have experienced an 11% drop in Douglas-fir sawlog prices in the first quarter of 2009 from the same period in 2008 and a 2% decline from the fourth quarter of 2008.

Whitewood: “Whitewood” is a term used to describe several softwood species, but for us primarily refers to western hemlock. Though generally considered to be of a lower quality than Douglas-fir, these logs are also used for manufacturing construction grade lumber and plywood. The export market to Korea was our primary outlet for whitewood in early 2008 given the strength of pricing and demand. The Korean market softened beginning with the second quarter of 2008. As such, the whitewood sawlog market for the remainder of 2008 and into 2009 has primarily been domestic. Very weak domestic housing markets have driven down demand and prices for whitewood sawlogs. The average price realized on whitewood declined 35% in the first quarter of 2009 versus first quarter of 2008 and 20% off from the fourth quarter of 2008.

Cedar: Cedar is a minor component in most upland timber stands and is generally used for outdoor applications such as fencing, siding and decking. Although there is a link between demand for these products and housing starts, this link is not as strong as with most other softwood species. Cedar prices decreased by 37% in the period ended March 31, 2009 versus the comparable period in 2008 and when compared to the fourth quarter of 2008, cedar prices declined 35%. The decline in 2009 reflects the decrease in home remodeling activity.

Hardwood: “Hardwood” can refer to many different species, but on our tree farms primarily consists of red alder. The local mills that process alder sawlogs are using the resource to manufacture lumber for use in furniture and cabinet construction. In past years, the price realized from the sale of red alder sawlogs increased in connection with relatively limited supply, coupled with increased demand as a result of new mills focused on hardwood lumber production in the Pacific Northwest. However, demand for alder lumber has been blunted as users have substituted other species in the face of higher alder prices. The effect of this substitution, combined with weakness in demand for end-use products, has translated to lower prices and explains the decline in hardwood prices for the first quarter of 2009 of 26% versus the first quarter of 2008 and 19% when compared to the fourth quarter of 2008. Hardwood represents a relatively minor species in our sales and timber inventory mix and only produces a small impact on overall revenue and earnings.

Pulp: Pulp is a lower quality log of any species that is manufactured into wood chips. These chips are used primarily to make a full range of pulp and paper products from unbleached linerboard used in paper bags and cardboard boxes to fine paper and specialty products. The pulpwood market was extraordinarily strong in 2008 while sawmills were taking significant downtime to deal with the beginnings of the current housing slowdown.  This led to a higher percentage of our mix going into pulpwood in 2008 and driving up pulpwood prices.  This serves to explain why pulp prices for the period ended March 31, 2009 were down 36% from the same period in 2008 versus a decline of 26% compared to the fourth quarter of 2008. The decline in pulp prices results from a drop in demand for the end products that are manufactured from pulp in the face of overall economic weakness.

Customers

The table below categorizes timber sold by customer type for the quarters ended March 31, 2009, December 31, 2008 and March 31, 2008 (volume amounts are in terms of MBF and price information is presented on a $/MBF basis):

	Q1 2009		Q4 2008		Q1 2008
Destination	Volume	Price	Volume	Price	Volume	Price
Domestic mills	5,779	$446	1,317	$502	5,992	$554
Export brokers	1,999	688	382	644	1,991	628
Pulp	967	227	374	307	1,526	357
Total	8,745	$477	2,073	$494	9,509	$538

Volume sold to domestic lumber mills represents 66% of volume sold in the first quarter of 2009 versus 64% for the fourth quarter of 2008 and 63% for the comparable quarter in the prior year. The change in the proportion of harvest volume sold to the domestic market was nominal. However, the export market strengthened to 23% of the volume in the first quarter compared to 18% in the fourth quarter of 2008 and 21% for the same period in 2008. This increase in volume was due largely to a spot export market for Douglas-fir in Japan. The pulp market received 11% of our production volume in the first quarter of 2009 versus 16% for the same period in 2008 and 18% in the fourth quarter of 2008 as we sought to take advantage of higher pulp prices in early 2008. The decline in volume sold to pulp destinations is primarily due to an effort to concentrate harvest in 2008 on timber stands with a high proportion of low quality logs suitable for sale to the pulp market.

Cost of Sales

Cost of sales for the Fee Timber segment consists of harvest and haul costs and depletion expense. Harvest and haul costs represent the direct cost incurred to convert trees into logs and deliver those logs to their point of sale. Depletion expense represents the cost of acquiring or growing the harvested timber. The applicable depletion rate is derived by dividing the aggregate cost of timber and capitalized road expenditures by the estimated volume of merchantable timber available for harvest at the beginning of that year. The depletion rate is then applied to the volume harvested in a given period to calculate depletion expense for that period. We used two separate depletion rates in 2009 and 2008, with our primary pool used for volume harvested from the Hood Canal and Columbia tree farms and the second pool for volume harvested from tree farms owned by Fund I.

Fee Timber cost of sales for the quarters ended March 31, 2009, December 31, 2008, and March 31, 2008, respectively, are as follows, with the first table expressing these costs in total dollars and the second table expressing the costs on a per unit of production basis:

($ Million)	Harvest, Haul		Total Cost of
Quarter Ended:	and Other	Depletion	Sales
March 31, 2009	$1.6	$0.6	$2.2
December 31, 2008	0.5	-	0.5
March 31, 2008	1.6	0.7	2.3

	Harvest and Haul	Depletion per	Total Cost of
Quarter Ended:	per MBF	MBF	Sales per MBF
March 31, 2009	$186	$65	$251
December 31, 2008	232	13	245
March 31, 2008	180	69	249

Cost of sales were higher in the first quarter of 2009 relative to the fourth quarter of 2008 due to an increase in harvest volume and were slightly lower compared to the first quarter of 2008 as a result of a decrease in harvest volume. Harvest volume increased to 8,745 MBF in the first quarter of 2009 from 2,073 MBF in the fourth quarter of 2008 and decreased from 9,509 MBF in the first quarter of 2008. The decrease in cost of sales from $2.3 million in the first quarter of 2008 to $2.2 million in the current quarter is due to a decline in harvest volume of 764 MBF. The $1.7 million increase in cost of sales from the fourth quarter of 2008 results from the increase in volume harvested.

Harvest and haul costs per MBF remained relatively flat in the first quarter of 2009 relative to the first quarter of 2008. Harvest costs vary based upon the physical site characteristics of the specific acres harvested during the period. For example, difficult-to-access sites or those located on steep hillsides are more expensive to harvest. Furthermore, haul costs vary based upon the distance between the harvest area and the mill customer’s location. Average combined logging and hauling costs per MBF have decreased $46 per MBF from fourth quarter 2008 owing largely to a decline in fuel prices. Average combined logging and hauling costs per MBF increased $6 per MBF versus the first quarter of 2008 as result of a higher proportion of cable logging operations on the Hood Canal tree farm in the first quarter of 2009 when compared to the first quarter of 2008.

Depletion expense in the fourth quarter of 2008 contains an adjustment of $56 per MBF.  Depletion expense for the quarters ended March 31, 2009, December 31, 2008, and March 31, 2008, excluding the retroactive adjustment made in the fourth quarter of 2008 to Fund I, was calculated as follows:

	Quarter ended March 31, 2009
	Pooled	Timber Fund	Combined
Volume harvested (MBF)	8,745	-	8,745
Rate/MBF	$65	-	$65
Depletion expense ($000's)	$569	-	$569

	Quarter ended December 31, 2008
	Pooled	Timber Fund	Combined
Volume harvested (MBF)	2,026	47	2,073
Rate/MBF	$65	$277	$69
Depletion expense ($000's)	$131	$13	$144

	Quarter ended March 31, 2008
	Pooled	Timber Fund	Combined
Volume harvested (MBF)	9,304	205	9,509
Rate/MBF	$65	$268	$69
Depletion expense ($000's)	$605	$55	$660

The separate depletion pool for 2009 and 2008 harvest volume represents harvest from timberlands owned by the Fund I during those periods. These separate depletion pools carry a higher depletion rate than our combined pool. The combined depletion pool consists primarily of historical timber cost that has been owned by the Partnership or its predecessor, P&T, for many decades, as well as the Columbia property that was acquired in 2001. The separate depletion pool for the Fund I consists of timber acquired at a higher overall cost in the fourth quarter of 2006 and therefore carries a higher depletion rate.

Operating Expenses

Fee Timber operating expenses for the quarters ended March 31, 2009, December 31, 2008, and March 31, 2008 were $958,000, $1.0 million, $915,000, respectively. Operating expenses include management, silviculture and the cost of both maintaining existing roads and building temporary roads required for harvest activities. The primary factor in the fluctuation of operating expenses is the timing of silviculture and road costs.

Timberland Management & Consulting

The Timberland Management & Consulting segment develops timberland property investment portfolios on behalf of third-party clients and the Funds. In addition we provide our timberland management services to third party owners of timberland.  This segment currently provides services to the Funds and Cascade Timberlands LLC (Cascade).

The Timberland Management & Consulting segment is currently managing approximately 267,000 acres of timberland for Cascade and an additional 24,000 acres for Fund I. The Cascade project includes management, consulting, and disposition services.  We began providing services under this contract in January 2005 and those services have declined dramatically over the years as land has sold and operating activities have declined. Revenue and operating loss for the Timberland Management & Consulting segment for the quarters ended March 31, 2009 and 2008 were as follows:

($ Million)
Quarter ended	Revenue	Operating loss
March 31, 2009	$0.2	$0.1
March 31, 2008	0.2	0.2

Revenue for the quarter ended March 31, 2009 was essentially unchanged and the operating loss was $100,000 lower than the corresponding amount for the first quarter of 2008. The decrease in operating loss between first quarter 2009 and first quarter 2008 is due to a decrease in fundraising costs for Fund II and a decrease in management costs.

Revenue and expense incurred through the management of Fund I is accounted for within this segment but eliminated as a result of the consolidation of Fund I in our financial statements. We generated $204,000 of revenue from the management of Fund I that was eliminated with a corresponding decrease in operating expenses of the Fee Timber segment. We have completed the second close for Fund II, which now has $84 million of committed capital including the Partnership’s co-investment commitment of $17 million. We are actively searching for timber properties for Fund II to acquire.

Operating Expenses

Timberland Management & Consulting operating expenses for the quarters ended March 31, 2009 and 2008 were $312,000 and $422,000, respectively. The decrease in operating expense is attributable to the reduction in Fund II fund raising costs and management costs associated with our timberland management activities.

Real Estate

The Partnership’s Real Estate segment consists primarily of revenue from the sale of land together with residential and commercial property rents. The Partnership’s real estate holdings are located primarily in Pierce, Kitsap, and Jefferson Counties in Washington State.

Revenue and operating loss for the Real Estate segment for the quarters ended March 31, 2009 and 2008 were as follows:

($ Million)
Quarter ended	Revenue	Operating loss
March 31, 2009	$0.3	$0.5
March 31, 2008	0.6	0.5

Real Estate revenue for the quarters ended March 31, 2009 and 2008 is comprised of the following:

Description	Revenue	Gross Margin	Acres Sold	Revenue/Acre	Gross Margin/ Acre
Rentals	$246,000	$246,000	N/A	N/A	N/A
Other	4,000	3,000	N/A	N/A	N/A
March 31, 2009 Total	$250,000	$249,000	N/A	N/A	N/A

Rural Residential Land Sale	$327,000	$12,000	27	$12,111	$444
Rentals	225,000	225,000	N/A	N/A	N/A
Other	4,000	4,000	N/A	N/A	N/A
March 31, 2008 Total	$556,000	$241,000	27	$12,111	$444

Real Estate revenue is generated through the sale of land and rural residential lots, and to a lesser extent from real property rents, most of which are earned at the Port Gamble townsite. Rural residential lot sales are made to developers or individuals where the lot is expected to be used for a residential dwelling with a general requirement to undertake some capital improvements such as zoning, road building, or utility access improvements prior to completing the sale. Our rural residential lot program produces lots from 5 to 80 acres in size, based on underlying zoning densities. This type of program typically entails an entitlement effort more modest in scale, usually involving simple lot segregations and boundary line adjustments. Development activities include minor road building, surveying, and the extension of utilities. Demand for rural lots has dropped significantly over the last year in response to the broader economic contraction.

Revenue for the Real Estate segment was lower in the first quarter of 2009 versus the same period in 2008 due to the absence of land sales. We are projecting another year of tepid demand for development land which will likely result in weak results for the Real Estate segment in 2009.

Cost of Sales

Real Estate cost of sales for the quarters ended March 31, 2009 and 2008 were $1,000 and $315,000, respectively. Costs of sales in both periods represent costs from rural residential sales. The costs in the first quarter of 2009 represent legal costs incurred on a 2008 sale.

Operating Expenses

Real Estate operating expenses for the quarters ended March 31, 2009 and 2008 were $708,000 and $741,000, respectively. The decline in operating expenses in 2009 is due primarily to a decline in project costs offset by an increase in costs at the Port Gamble townsite.

Environmental Remediation

The environmental remediation liability represents estimated payments to be made to monitor (and remedy if necessary) certain areas in and around the townsite and millsite of Port Gamble, Washington. Port Gamble is a historic town that was owned and operated by P&T until 1985 when the townsite and other assets were spun off to the Partnership. P&T continued to operate the townsite until 1996 and leased the millsite at Port Gamble through January 2002, at which point P&T signed an agreement with the Partnership dividing the responsibility for environmental remediation of Port Gamble between the two parties. Under Washington law, both Pope Resources and P&T are “potentially liable persons” based on ownership and/or operation of the site. These laws provide for joint and several liability among parties owning or operating property on which contamination occurs, meaning that cleanup costs can be assessed against any or all such parties.

In October 2007 P&T filed for bankruptcy in Canada, followed in November 2007 by a Chapter 11 bankruptcy filing in the United States. Since then, P&T has undertaken to sell substantially all of its assets. In May 2008 P&T’s U.S. bankruptcy proceeding was converted to a plan of liquidation under Chapter 7 and that plan was in turn converted to a Chapter 15 liquidation in August 2008. As of March 31, 2009, the remaining assets of P&T were comprised of miscellaneous accounts receivables and such. The liquidation of P&T is the basis of management's view that P&T will no longer be able to meet any its obligations under our settlement and remediation agreement.

Management continues to monitor closely both the Port Gamble cleanup process and what remains of the P&T bankruptcy proceeding; however, in light of current circumstances our addition of $1.9 million in the fourth quarter of 2007 to the remediation liability reflects what management believes to be the best estimate of the remaining cleanup cost and most likely outcome to various contingencies within the overall project. The Monte-Carlo simulation model by which we estimate this liability indicated a range of potential liability from $816,000 to $4.5 million which represents the range two standard deviations from the mean of possible outcomes generated by the statistical modeling process used to estimate this liability as of December 31, 2008. The balance of our estimated remediation liability as of March 31, 2009 is $1.5 million.

The environmental liability at March 31, 2009 includes $240,000 that the Partnership expects to expend in the next 12 months and $1.3 million thereafter. Activities at the site during the first quarter of 2009 included the completion of upland soil and groundwater sampling and analysis, gaining county approval of the aforementioned test results, and the removal of all remaining sparged materials; and completion of testing of the bay area. Activity in the environmental remediation liability is detailed as follows:

	Balances at the Beginning of the Period	Additions to Accrual	Expenditures for Monitoring and Remediation	Balances at the End of the Period
Year Ended December 31, 2008	$1,994,000	-	$440,000	$1,554,000
Quarter ended March 31, 2008	1,554,000	-	60,000	1,494,000

General and Administrative (G&A)

General and administrative expenses for the quarters ended March 31, 2009 and 2008 were $844,000 and $878,000, respectively. We expect a decline in G&A expense in 2009 as we work to reduce costs in response to weak log and real estate markets.

Interest Income and Expense

Interest income for the quarter ended March 31, 2009 was $69,000 compared to $395,000 for the corresponding period of 2008. The decrease in interest income is due to lower cash and investment balances and a decrease in average rates of return.

Interest expense, net of amounts capitalized, for the three-month periods ended March 31, 2009 and 2008 was $312,000 and $326,000, respectively. The Partnership’s debt consists primarily of mortgage debt with a fixed interest rate. The decrease in interest expense is due to a decrease in long-term debt as a result of scheduled annual principal payments of $1,290,000 that occur on March 31. For the quarter ended March 31, 2009, $305,000 of interest expense was capitalized to the long-term development projects at Gig Harbor. In the first quarter of 2008, we capitalized $308,000 of interest expense to the Gig Harbor and Bremerton projects.

Income Tax

Pope Resources is a limited partnership and is, therefore, not subject to federal income tax. Taxable income/loss is instead reported to unitholders each year on a Form K-1 for inclusion in each unitholder’s tax return. Pope Resources does have corporate subsidiaries, however, that are subject to income tax.

For the quarter ended March 31, 2009 the Partnership’s provision for income taxes was zero as compared to a $57,000 tax provision for the corresponding period in 2008.

Noncontrolling Interest-IPMB

Pope MGP, Inc., the Managing General Partner of the Partnership is entitled to a share of income earned from the Investor Portfolio Management Business (IPMB). The 1997 amendment to the Limited Partnership Agreement authorizing the Partnership to pursue the IPMB specifies that income from the IPMB will be split using a sliding scale allocation method beginning at 80% to the Partnership’s wholly-owned subsidiary, ORM, Inc., and 20% to Pope MGP, Inc. The sliding scale allocation method evenly divides IPMB income between ORM, Inc. and Pope MGP, Inc. once such income reaches $7,000,000 in a given fiscal year.

Current activities of the IPMB are contained in the Timberland Management & Consulting segment, which include timberland consulting, management, acquisition, and disposition services. The IPMB did not generate a profit in 2008 and is not expected to generate a profit in 2009 as we work on building the private equity timber fund business which is part of the IPMB.

Noncontrolling interest-ORM Timber Fund I, LP and ORM Timber Fund II, Inc.

Noncontrolling interest represents the portion of each Fund’s loss during the quarter ended March 31, 2009 attributed to the 80% of the Funds owned by third-party investors.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Liquidity and Capital Resources

We ordinarily finance our business activities using funds from operations and, where appropriate in management’s assessment, bank lines of credit. Funds generated internally from operations and externally through financing are expected to provide the required resources for the Partnership's future capital expenditures. The Partnership’s debt-to-total-capitalization ratio as measured by the book value of equity was 25% as of both March 31, 2009 and December 31, 2008 and 24% as of March 31, 2008. The-debt-to-capitalization ratio at March 31, 2009 reflects offsetting inputs to its calculation during the quarter. On the one hand, we made our annual timberland mortgage payment of $1.3 million which reduced long-term debt outstanding and, all else being equal, would drive down the ratio. Offsetting this to a degree, we incurred costs of $782,000 to repurchase our units in the first quarter of 2009 and this factor in isolation would serve to make the ratio higher as it reduces partners’ capital and thus our total capitalization.

At March 31 2009, the Partnership held Student Loan Auction Rate Securities (“SLARS”) with a par value of $4.0 million but an estimated fair value, based on the methodology described in the notes to the unaudited financial statements included with this report, of $3.6 million. SLARS are collateralized long-term debt instruments that are intended to provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 28 days. Beginning in February 2008, auctions failed for approximately $17 million in par value of SLARS we held because sell orders exceeded buy orders.

Although default interest rates for SLARS went into effect upon failure of the auctions, the principal amount of the securities associated with failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. We successfully liquidated $11.9 million of our SLARS portfolio at par during 2008.  The remaining SLARS we hold represent $4.0 million of par value and are classified as a $3.6 million non-current asset, management’s estimate of fair value. We have filed a claim with the Financial Industry Regulatory Authority (FINRA) against the broker that sold us the $4.0 million par value of SLARS. The FINRA claim is currently in arbitration with a hearing scheduled for June 2009 and the results will not be known until the arbitration process is complete.

The Partnership’s debt consists primarily of a timberland mortgage with a fixed amortization schedule and loan term, which includes a prepayment penalty. On July 31, 2008, the Partnership entered into a $40 million revolving line of credit with Northwest Farm Credit Services. Our unsecured revolving loan agreement with Northwest Farm Credit Services matures in August 2011 and requires that we maintain a minimum debt-to-total capitalization ratio that the Partnership currently satisfies. As of March 31, 2009, there were no amounts outstanding on the line of credit. Management believes that the cash we hold in excess of our current operating needs together with this newly obtained line of credit provides ample liquidity for our near-term operating needs.

Over the remaining nine months of 2009, management plans to harvest approximately 28 MMBF of timber for a total fiscal 2009 harvest of 37 MMBF, of which 5 MMBF will come from Fund I’s tree farms. Since harvest plans are based on demand and pricing, actual harvest levels may vary subject to management's ongoing review.

For the three months ended March 31, 2009, overall cash and cash equivalents decreased $2.8 million versus an increase of $6.7 million for the corresponding period in the prior year. Cash provided by operating activities was $764,000 and $497,000 for the three months ended March 31, 2009 and 2008, respectively. The increase in cash generated by operating activities primarily results from a decrease in cash used for working capital.

Cash used in investing activities was $776,000 for the first quarter of 2009 versus cash provided by investing activities of $12.6 million for the corresponding period in 2008. The decrease in cash provided by investing activities results from the sale and redemption of $13.9 million of SLARS in the first quarter of 2008, offset by a decrease in cash used in capitalized development in the first quarter of 2009.

Capital expenditures in 2009 consisted of the following:

(Thousands)	Three month period ended
For the three months ended:	March 31, 2009
Capitalized interest:
Gig Harbor	$305
Bremerton	-
Subtotal		305
Capitalized development projects:
Kitsap County 20-acre segments	52
Port Ludlow	12
Bremerton	19
Kingston	12
Gig Harbor	177
Gig Harbor-reimbursement fee for use of water tower	(258)
Other sites	10
Subtotal		24
Reforestation and roads		133
Port Gamble capital improvements		258
Vehicles and miscellaneous		60
Total capital expenditures		$780

Cash used in financing activities decreased to $2.8 million for the first quarter of 2009 from $6.3 million for the comparable period in the prior year. This decrease is due primarily to $782,000 of partnership unit repurchases in the current quarter compared to $3.5 million in the first quarter of 2008 and a 50% reduction of unitholder cash distributions to $932,000 for the first quarter of 2009 from $1.9 million for the same period in 2008.

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

Capital Expenditures and Commitments

We have raised committed capital for Fund II of $84 million including the Pope Resources co-investment of 20%, or $17 million. All but 1% of the capital will not be called until Fund II has located suitable timber properties to acquire. Projected capital expenditures in 2009 are $3.35 million, excluding any potential co-investment by the Partnership in Fund II. Projected capital expenditures for the remainder of 2009 are currently expected to include $1.6 million for the Gig Harbor site with $1.3 million in the form of capitalized interest, $165,000 for the Port Ludlow project, and $105,000 for the Kingston project. These expenditures could be increased or decreased as a consequence of future economic conditions. Projected capital expenditures are subject to permitting timetables and progress towards closing on specific land sale transactions.

ACCOUNTING MATTERS

Critical Accounting Policies and Estimates

An accounting policy is deemed to be “critical” if it is important to a company’s results of operations and financial condition, and requires significant judgment and estimates on the part of management in its application. The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain amounts reported in the financial statements and related disclosures. Actual results could differ from these estimates and assumptions.  Management believes its most critical accounting policies and estimates relate to the calculation of timber depletion as well as modeling performed to determine liabilities for matters such as environmental remediation, and potential asset impairments.

For a further discussion of our critical accounting policies and estimates see Accounting Matters in the Management Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Interest Rate Risk

As of March 31, 2009, the Partnership had $28.2 million of fixed-rate debt outstanding with a fair value of approximately $30.2 million based on the current interest rates for similar financial instruments. A change in the interest rate on fixed-rate debt will affect the fair value of the debt, whereas a change in the interest rate on variable-rate debt will affect interest expense and cash flows. A hypothetical 1% change in prevailing interest rates would change the fair value of the Partnership's fixed-rate long-term debt obligations by $1.5 million.

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

As of the end of the period covered by this quarterly report on Form 10-Q our Executive Officers completed an evaluation of the disclosure control and procedures and have determined them to be effective. There have been no changes to internal controls over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks and uncertainties, any one or more of which could impact our operating results and financial condition materially and adversely. Some of these risks are discussed in greater detail below, arranged according to business segment. In addition, we face a number of risks that affect our business generally. We compete against much larger companies in each of our business segments. These larger competitors may have access to larger amounts of capital and significantly greater economies of scale. Land ownership carries with it the risk of incurring liabilities due to accidents that take place on the land and previously undiscovered environmental contamination. The Partnership endeavors to maintain adequate accruals to reflect the cost of remediating known environmental contamination and other liabilities resulting from land ownership. However, these estimates may prove to be inadequate as additional information is discovered. A more thorough discussion of the risks and uncertainties that may affect our business is contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and in our various other filings with the Securities and Exchange Commission. Readers should review these risks in deciding whether to invest in Partnership units, and should recognize that those factors are not an exhaustive list of risks that could cause us to deviate from management’s expectations. Readers also are cautioned that, in reviewing these risk factors, the factors contained in this report and in our other SEC filings are effective as of the date the filing was made, and we cannot undertake to update those disclosures.

Valuation of Student Loan Auction Rate Securities

At March 31, 2009, Pope Resources held Student Loan Auction Rate Securities (“SLARS”) with a par value of $4.0 million but an estimated fair value, of $3.6 million. SLARS are collateralized long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 35 days. Beginning in February 2008, auctions failed when sell orders exceeded buy orders. When these auctions failed to clear, higher default interest rates for those securities went into effect. We have filed a claim with the Financial Industry Regulatory Authority (FINRA) against the broker that sold us the $4.0 million par value of SLARS. The FINRA claim is currently in arbitration with a hearing scheduled for June 2009 and the results of the binding arbitration will not be known until the arbitration process is complete. Short of pursuing the FINRA claim to its conclusion at the mid-year hearing, the principal amount of these securities will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures.

If credit markets deteriorate further, we may experience additional adverse impact on the amount and timing of the proceeds from the sale of these investments. Finally, if circumstances that influence the value of these securities do not improve as we expect or even worsen, we may be required to reduce further the carrying value of these securities, which may have an adverse impact on our cash flows or net income for the relevant period or periods.

Fee Timber

Fee Timber revenue is generated primarily through the sale of softwood logs to both domestic mills and third-party intermediaries that resell to the export market. The strength of these markets is predicated primarily on the health of housing markets. In an environment where housing markets have eroded, demand for lumber is diminished, and this drives down log prices. These conditions have the potential to decrease revenue and profitability. The domestic market for logs in the Puget Sound region of Washington State has been impacted by imported lumber from Canada and decreased demand for lumber as engineered wood products have gained market acceptance in the U.S. These factors have had the effect of concentrating mill ownership with larger mill operators and decreasing the number of mills operating in the Puget Sound region. If this trend continues, decreases in local demand for logs may decrease our profitability. Over the last few years the Partnership has seen the price of logs erode in the Japanese market as competing logs and lumber from regions outside of the U.S. and engineered wood products have gradually gained market acceptance. These export markets for Pacific Northwest logs are significantly affected by fluctuations in U.S. and Japanese economies, ocean freight rates, and by the foreign currency exchange rate between the Japanese yen and the U.S. dollar.

Our ability to grow and harvest timber can be significantly impacted by legislation, regulations or court rulings that restrict or stop forest practices. Restrictions on logging, planting, road building, fertilizing, managing competing vegetation and other activities can significantly increase the cost or reduce available inventory thereby reducing income.

Timberland Management & Consulting

The Timberland Management & Consulting segment is currently operating with one major timberland management client, and under certain circumstances that client has rights to terminate, or not to renew, our management agreement.

Management is working to expand our fee-for-service business through the launch of the timber fund business, which includes a portion of its revenues within our Timberland Management & Consulting segment. To date we have acquired timberlands on behalf of Fund I and in March 2009 we completed fund raising for Fund II with total capital commitments of $84 million. Unlike other components of our business, which relate solely or primarily to real estate and timber operations, this line of business carries risks relating to the offer and sale of securities, and to the management of investment operations. Among other risks, this line of business includes potential liability to investors if we are determined to have made material misstatements or omissions to those investors, potential accusations that we have breached fiduciary duties to other limited partners, and similar types of investor action. Moreover, litigation of shareholder-related matters can be expensive and time consuming, and if brought, would likely distract management from their focus on ordinary operating activities.

Real Estate

Similar to our Fee Timber business, real estate markets are keenly sensitive to the diminished housing market and tightened credit markets. In a contracted housing and credit market, such as the one we are currently experiencing, the demand for real estate declines with a resultant drop in sales. The value of our real estate investments is subject to changes in the economic and regulatory environment, as well as various land use regulations and development risks, including the ability to obtain the necessary permits and zoning variances that would allow us to maximize our revenue from our real estate investments. Our real estate investments are long-term in nature, which raises the risk that unforeseen changes in the economy or laws surrounding development activities may have an adverse affect on our investments. Moreover, these investments often are highly illiquid and thus may not generate cash flow if and when needed to support our other operations.

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

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 6, 2009.

POPE RESOURCES,
A Delaware Limited Partnership

By:	POPE MGP, Inc.
Managing General Partner

	By:	/s/ David L. Nunes
David L. Nunes
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Thomas M. Ringo
Thomas M. Ringo
Vice President and CFO
(Principal Accounting and Financial Officer)