Form 10-Q
period 2009-06-30
POPE RESOURCES LTD PARTNERSHIP
filed 2009-08-05
CIK 784011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes☒   No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐   No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer” “accelerated filer” and “smaller reporting company” in rule 12b-2 of the Exchange Act. (check one)
Large Accelerated Filer☐	Accelerated Filer ☒
Non-accelerated Filer☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-2 of the Exchange Act)   Yes ☐   No☒

Partnership units outstanding at August 3, 2009:  4,572,679

Pope Resources
Index to Form 10-Q Filing
For the Quarter Ended June 30, 2009

PART I – FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

Pope Resources, a Delaware Limited Partnership
June 30, 2009 and December 31, 2008
(Thousands)

	2009	2008
Assets
Current assets:
Pope cash and cash equivalents	$9,444	$15,931
ORM Timber Funds cash and cash equivalents	1,939	2,047
Cash and cash equivalents	11,383	17,978
Accounts receivable, net	649	500
Land held for sale	552	596
Current portion of contracts receivable	39	477
Prepaid expenses and other	226	295
Total current assets	12,849	19,846

Properties and equipment, at cost:
Land held for development	24,769	23,931
Land	20,348	20,449
Roads and timber (net of accumulated
depletion of $53,710 and $52,552)	91,889	92,753
Buildings and equipment (net of accumulated
depreciation of $7,530 and $7,360)	3,832	3,565
	140,838	140,698

Other assets:
Contracts receivable, net of current portion	1,373	994
Student loan auction rate securities	3,678	3,619
Other	294	254
	5,345	4,867

Total assets	$159,032	$165,411

Liabilities, Partners' Capital, and Noncontrolling Interests
Current liabilities:
Accounts payable	$343	$635
Accrued liabilities	351	863
Current portion of environmental remediation	184	300
Current portion of long-term debt	1,371	1,417
Deferred revenue	413	205
Other current liabilities	215	161
Total current liabilities	2,877	3,581

Long-term debt, net of current portion	26,865	28,169
Environmental remediation, net of current portion	1,164	1,254
Other long term liabilities	162	236

Partners' capital (units outstanding 4,513 and 4,599)	83,635	87,817
Accumulated other comprehensive income	141	-
Noncontrolling interests	44,188	44,354
Total partners' capital and noncontrolling interests	127,964	132,171

Total liabilities, partners' capital, and noncontrolling interests	$159,032	$165,411

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Pope Resources, a Delaware Limited Partnership
For the Three Months and Six Months Ended June 30, 2009 and 2008
(Thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008

Revenues	$3,666	$11,252	$8,645	$17,592
Cost of timber and land sold	(1,882)	(6,289)	(4,080)	(8,968)
Operating expenses	(1,607)	(2,332)	(3,585)	(4,410)
General and administrative expenses	(901)	(1,016)	(1,745)	(1,894)
Income (loss) from operations	(724)	1,615	(765)	2,320

Other income (expense):
Interest expense	(593)	(606)	(1,210)	(1,240)
Capitalized interest	313	311	618	619
Interest income	63	218	132	613
Recovery (impairment) of investments	3	-	(57)	-
Total other expense	(214)	(77)	(517)	(8)

Income (loss) before income taxes	(938)	1,538	(1,282)	2,312
Income tax expense	(5)	-	(5)	(57)
Net income (loss)	(943)	1,538	(1,287)	2,255

Net loss attributable to noncontrolling interest:
ORM Timberfund I, LP	240	145	459	369
ORM Timberfund II, Inc.	10	-	12	-
Net income (loss) attributable to unitholders	$(693)	$1,683	$(816)	$2,624

Allocable to general partners	$(9)	$22	$(11)	$34
Allocable to limited partners	(684)	1,661	(805)	2,590
	$(693)	$1,683	$(816)	$2,624

Earnings (loss) per unit:
Basic	$(0.16)	$0.36	$(0.18)	$0.56
Diluted	$(0.16)	$0.36	$(0.18)	$0.55

Weighted average units outstanding:
Basic	4,529	4,583	4,561	4,601
Diluted	4,529	4,678	4,561	4,699

Distributions per unit	$0.20	$0.40	$0.40	$0.80

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Pope Resources, a Delaware Limited Partnership
Six Months Ended June 30, 2009 and 2008
(Thousands)

	2009	2008
Net income (loss)	$(1,287)	$2,255
Add back non-cash charges (credits):
Depletion	1,033	1,864
Unit based compensation	303	206
Depreciation and amortization	405	385
Impairment of student loan auction rate securities	57	-
Deferred taxes	(109)	-
Cost of land sold	116	2,517
Change in operating accounts:
Deferred revenue	208	138
Accounts receivable	(149)	(1,065)
Contracts receivable	59	238
Prepaid expenses and other current assets	118	86
Accounts payable	(292)	(171)
Accrued liabilities	(442)	(1,014)
Deposits	54	38
Environmental remediation	(206)	(160)
Other long-term liabilities	(74)	(72)
Other long-term assets	-	400
Other	(9)	(6)
Net cash provided by (used in) operating activities	(215)	5,639

Cash provided by (used in) investing activities:
Redemption of investments	25	15,075
Reforestation and roads	(306)	(382)
Proceeds from fixed asset sale	15	34
Capitalized development activities, net of reimbursements	(860)	(1,548)
Other capital expenditures	(539)	(356)
Net cash provided by (used in) investing activities	(1,665)	12,823

Cash used in financing activities:
Unit repurchase	(1,824)	(3,643)
Repayment of long-term debt	(1,350)	(1,290)
Proceeds from option exercises	-	352
Capital call-ORM Timber Fund II, Inc.	305	10
Noncontrolling interest distribution	-	(800)
Unitholder distributions	(1,846)	(3,712)
Net cash used in financing activities	(4,715)	(9,083)

Net increase (decrease) in cash and cash equivalents	(6,595)	9,379
Cash and cash equivalents at beginning of period	17,978	2,174

Cash and cash equivalents at the end of the six-month period	$11,383	$11,553

See accompanying notes to condensed consolidated financial statements.

POPE RESOURCES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2009

1.
The condensed consolidated financial statements as of June 30, 2009 and December 31, 2008 and for the three-month periods (quarters) and six-month periods ended June 30, 2009 and June 30, 2008 have been prepared by Pope Resources, A Delaware Limited Partnership (the “Partnership”) pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The condensed consolidated financial statements are unaudited, but, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2008, is derived from the Partnership’s audited consolidated financial statements and notes thereto for the year ended December 31, 2008, and should be read in conjunction with such financial statements. The results of operations for the interim periods are not indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2009.  We have evaluated subsequent events for recognition or disclosure through August 5, 2009, which was the date we filed this Form 10-Q with the SEC.

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

In the first quarter of 2009, the Partnership adopted FASB Staff Position (FSP) EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities.  The FSP requires unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents to be considered participating securities. The impact to the Partnership was not material for the quarters and six-month periods ended June 30, 2009 or 2008.

In April 2009, the Financial Accounting Standards Board (FASB) issued FASB Staff Positions (FSP) FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instrument. which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. FSP FAS 107-1 also amends APB Opinion No. 28, “Interim Financial Reporting,” to require those disclosures in summarized financial information at interim reporting periods. This standard is effective for interim reporting periods ending after June 15, 2009. The Partnership adopted this standard in the second quarter. The adoption of FSP FAS 107-1 did not have a material impact on the Partnership’s financial position or results of operations.

In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2 and FAS 124-2”), which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance is effective for interim reporting periods ending after June 15, 2009. The Partnership adopted this standard in the second quarter of 2009. The adoption of FSP FAS 115-2 and FAS 124-2 did not have a material impact on the Company’s financial position or results of operations.

Also in April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” (“FSP FAS 157-4”), which provides additional guidance for estimating fair value in accordance with SFAS 157, “Fair Value Measurements,” when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This FSP is effective for reporting periods ending after June 15, 2009. The Partnership adopted this standard in the second quarter of 2009. The adoption of FSP FAS 157-4 did not have a material impact on the Company’s financial position or results of operations.

In the second quarter of 2009, the Partnership adopted SFAS No. 165, Subsequent Events.  The pronouncement makes management directly responsible for subsequent-events accounting and disclosure.  The guidance requires management to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were widely distributed to unitholders, defined as issued, or the date the financial statements are in a complete form and format that complies with Generally Accepted Accounting Principles (GAAP) and all management and board approvals, defined as the date the financial statements are available to be issued.  The adoption of the pronouncement resulted in an additional footnote disclosure in Footnote 1.

4.
Basic net earnings (loss) per unit are based on the weighted average number of units outstanding during the period. Diluted net earnings per unit is calculated by dividing net income (loss) attributable to unitholders, adjusted for non-forfeitable distributions paid out to unvested restricted unitholders, by the weighted average units outstanding during the year plus additional units that would have been outstanding assuming the exercise of in-the-money unit equivalents using the treasury stock method.  Unit equivalents are excluded from the computation if their effect is anti-dilutive, as is the case when the company has net loss for the period.  For computing the dilutive effect of unit options for the quarter and six months ended June 30, 2009, all unit equivalents outstanding were excluded from the calculation of fully diluted units outstanding due to the net loss which made these options anti-dilutive.  For the quarter and six months ended June 30, 2008, options to purchase 927 and 602 units, respectively, at prices ranging from $35.00 to $37.73 were not included in the calculation as they were anti-dilutive.

	Quarter Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income (loss) attributable to Pope Resources’ unitholders	(693)	1,683	(816)	2,624
Nonforfeitable distributions paid to unvested restricted unitholders	(12)	(20)	(24)	(40)
Net income (loss) to outstanding unitholders	(705)	1,663	(840)	2,584
Weighted average units outstanding (in thousands):
Basic	4,529	4,583	4,561	4,601
Dilutive effect of unit equivalents	-	95	-	98
Diluted	4,529	4,678	4,561	4,699

Earnings (loss) per unit: Basic	$(0.16)	$0.36	$(0.18)	$0.56

Earnings (loss) per unit: Diluted	$(0.16)	$0.36	$(0.18)	$0.55

Options to purchase 163,000 and 190,000 units at prices ranging from $9.30 to $37.73 per unit were outstanding as of June 30, 2009 and 2008, respectively.

5.
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

Restricted Units
As of June 30, 2009, total compensation expense not yet recognized related to non-vested restricted unit awards was $777,000 with a weighted average 18 months remaining to vest.

Restricted units	June 30, 2009
Number outstanding	59,625
Aggregate intrinsic value	$1,348,000

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

Options Outstanding and Exercisable	June 30, 2009
Number outstanding	163,053
Weighted average exercise price	$15.86
Aggregate intrinsic value	$1,136,000
Weighted average remaining contractual term	2.82

6.
Supplemental disclosure of cash flow information: interest paid, net of amounts capitalized, totaled $587,000 and $824,000 for the six months ended June 30, 2009 and 2008, respectively. We received an income tax refund of $61,000, net of income taxes paid of $1,000, for the six months ended June 30, 2009 compared to no income tax paid or received in the six months ended June 30, 2008.

7.	The fair values of cash and cash equivalents and investments held at June 30, 2009 and December 31, 2008 are as follows (in thousands):

	June 30, 2009
		Gross
	Amortized	Unrealized	Realized	Estimated
	Cost	Loss	Gain	Fair Value
Cash and cash equivalents	$11,383	$-	$-	$11,383
Securities maturing after ten years:
Auction rate securities, non-current	3,975	(300)	3	3,678

	December 31, 2008
		Gross
	Amortized	Unrealized	Realized	Estimated
	Cost	Loss	Gain	Fair Value
Cash and cash equivalents	$17,978	$-	$-	$17,978
Auction rate securities, non-current	4,000	(381)	-	3,619

There was a realized gain of $3,000 in the three and six-month periods ended June 30, 2009 compared with no realized gains or loss for the comparable periods in 2008.  The realized gain resulted from a redemption at par for a $25,000 portion of one of the Student Loan Auction Rate Securities (“SLARS”).  The gain represents the amount by which the redemption proceeds exceeded the basis, as adjusted for previous impairments.

At June 30, 2009, Pope Resources held SLARS with a par value of nearly $4.0 million and an estimated fair value of $3.7 million. SLARS are collateralized long-term debt instruments that were designed to provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 28 days. Beginning in February 2008, auctions failed when sell orders exceeded buy orders. When these auctions failed to clear, higher default interest rates went into effect.  The underlying assets of the SLARS we hold, including the securities for which auctions have failed, are student loans which are guaranteed by the U.S. Department of Education for 97% of the loan and interest due.

Moody’s Investors Service downgraded two of the four securities in our SLARS portfolio from Aaa to A3 in February 2009.  Standard & Poor’s AAA rating was not changed.  The estimated fair value of these two securities decreased during the first quarter of 2009 resulting in an other-than-temporary impairment charge of $60,000 recorded in the first quarter of 2009.  In the second quarter of 2009, the valuation of the SLARS portfolio increased resulting in a $122,000 asset impairment recovery which has been recorded to accumulated other comprehensive income.

We have filed a claim with the Financial Industry Regulatory Authority (FINRA) against the broker that sold us the $4.0 million par value of SLARS. The FINRA claim is currently in arbitration with a previously scheduled June 2009 hearing that is now rescheduled for October 2009. The results of the binding arbitration will not be known until the process is complete. Short of pursuing the FINRA claim to its conclusion at the October hearing, the principal amount of these securities will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures.

Management believes that the working capital and borrowing capacity available to the Partnership excluding the funds invested in SLARS will be sufficient to meet cash requirements for at least the next 12 months.

8.
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

Under current credit market conditions there is no market for SLARS, thus eliminating any available Level 1 inputs for use in determining a market value. SLARS are unique and there are no actively traded markets that one can observe to determine a value for the SLARS. The following table provides the fair value measurements of applicable Partnership financial assets according to the levels defined in SFAS No. 157 as of June 30, 2009 and December 31, 2008:

	June 30, 2009
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$11,383	$-	$-	$11,383
Auction rate securities, non-current	-	-	3,678	3,678
Total financial assets at fair value	$11,383	$-	$3,678	$15,061

	December 31, 2008
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$17,978	$-	$-	$17,978
Auction rate securities, non-current	-	-	3,619	3,619
Total financial assets at fair value	$17,978	$-	$3,619	$21,597

We identified market interest rates for similar securities, performed a discounted cash flow calculation using these alternative interest rates and considered the impact of illiquidity on the value of the securities. This method represents a Level 3 input, and represents the best evidence we have to indicate value under current market conditions. The table below summarizes the change in the condensed consolidated balance sheet carrying value associated with Level 3 financial assets for the six months ended June 30, 2009 and 2008:

Activity for Securities Valued Using Level 3 Inputs	2009	2008
Balance at December 31, 2008 and 2007	$3,619	$-
Transfers into Level 3	-	14,650
Redemptions	(25)	-
Unrealized losses included in statement of operations	(60)	-
Total unrealized gain (loss) included in other comprehensive loss	141	(1,154)
Realized gain included in statement of operations	3	-
Balance at June 30,	$3,678	$13,496

Total comprehensive loss for the three-month period ended June 30, 2009 is $821,000 which includes net loss for the quarter offset by the unrealized gain of $122,000 on SLARS compared to total comprehensive income of $1.5 million for the same period in 2008 which consists of net income.  Total comprehensive loss for the six-month period ended June 30, 2009 is $1.1 million which consists of net loss offset by the unrealized gain of $141,000 on the SLARS portfolio versus total comprehensive income of $1.1 million for the six-month period in 2008 which consists of net income and a temporary asset impairment charge of $1.2 million on the SLARS portfolio.

9.
The Partnership has two general partners: Pope MGP, Inc. and Pope EGP, Inc. In total, these two entities own 60,000 partnership units. The allocation of distributions and income (loss) between the general and limited partners is pro rata among all units outstanding.

10.
In the presentation of the Partnership’s revenue and operating income by segment all intersegment revenue and expense is eliminated to determine externally reported operating income by business segment.  The table that follows reconciles internally reported income from operations to externally reported income from operations by business segment, for the quarters and six-month periods ended June 30, 2009 and 2008:

	Fee Timber			Timberland
Three Months Ended	Pope Resources	Timber	Total	Management &	Real
June 30, (Thousands)	Timber	Funds	Fee Timber	Consulting	Estate	Other	Consolidated
2009
Revenue internal	$2,784	$-	$2,784	$501	$621	$-	$3,906
Eliminations	(30)	-	(30)	(198)	(12)	-	(240)
Revenue external	2,754	-	2,754	303	609	-	3,666

Cost of timber and land sold	(1,723)	-	(1,723)	-	(159)	-	(1,882)

Operating, general and
administrative expenses internal	(616)	(313)	(929)	(274)	(644)	(901)	(2,748)
Eliminations	12	198	210	30	-	-	240
Operating, general and
administrative expenses external	(604)	(115)	(719)	(244)	(644)	(901)	(2,508)

Income (loss) from operations
internal	445	(313)	132	227	(182)	(901)	(724)
Eliminations	(18)	198	180	(168)	(12)	-	-
Income (loss) from operations
external	$427	$(115)	$312	$59	$(194)	$(901)	$(724)

2008
Revenue internal	$7,414	$2,747	$10,161	$468	$920	$-	$11,549
Eliminations	(73)	-	(73)	(214)	(10)	-	(297)
Revenue external	7,341	2,747	10,088	254	910	-	11,252

Cost of timber and land sold	(3,568)	(2,563)	(6,131)	-	(158)	-	(6,289)

Operating, general and
administrative expenses internal	(853)	(369)	(1,222)	(454)	(953)	(1,016)	(3,645)
Eliminations	13	212	225	77	(5)	-	297
Operating, general and
administrative expenses external	(840)	(157)	(997)	(377)	(958)	(1,016)	(3,348)

Income (loss) from operations
internal	2,993	(185)	2,808	14	(191)	(1,016)	1,615
Eliminations	(60)	212	152	(137)	(15)	-	-
Income (loss) from operations
external	$2,933	$27	$2,960	$(123)	$(206)	$(1,016)	$1,615

	Fee Timber			Timberland
Six Months Ended	Pope Resources	Timber	Total	Management &	Real
June 30, (Thousands)	Timber	Funds	Fee Timber	Consulting	Estate	Other	Consolidated
2009
Revenue internal	$7,349	$1	$7,350	$913	$883	$-	$9,146
Eliminations	(75)	-	(75)	(402)	(24)	-	(501)
Revenue external	7,274	1	7,275	511	859	-	8,645

Cost of timber and land sold	(3,920)	-	(3,920)	-	(160)	-	(4,080)

Operating, general and
administrative expenses internal	(1,514)	(589)	(2,103)	(631)	(1,352)	(1,745)	(5,831)
Eliminations	24	402	426	75	-	-	501
Operating, general and
administrative expenses external	(1,490)	(187)	(1,677)	(556)	(1,352)	(1,745)	(5,330)

Income (loss) from operations
internal	1,915	(588)	1,327	282	(629)	(1,745)	(765)
Eliminations	(51)	402	351	(327)	(24)	-	-
Income (loss) from operations
external	$1,864	$(186)	$1,678	$(45)	$(653)	$(1,745)	$(765)

2008
Revenue internal	$12,902	$2,855	$15,757	$901	$1,486	$-	$18,144
Eliminations	(109)	-	(109)	(423)	(20)	-	(552)
Revenue external	12,793	2,855	15,648	478	1,466	-	17,592

Cost of timber and land sold	(5,836)	(2,659)	(8,495)	-	(473)	-	(8,968)

Operating, general and
administrative expenses internal	(1,692)	(661)	(2,353)	(913)	(1,696)	(1,894)	(6,856)
Eliminations	20	421	441	114	(3)	-	552
Operating, general and
administrative expenses external	(1,672)	(240)	(1,912)	(799)	(1,699)	(1,894)	(6,304)

Income (loss) from operations
internal	5,374	(465)	4,909	(12)	(683)	(1,894)	2,320
Eliminations	(89)	421	332	(309)	(23)	-	-
Income (loss) from operations
external	$5,285	$(44)	$5,241	$(321)	$(706)	$(1,894)	$2,320

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains a number of projections and statements about our expected financial condition, operating results, and business plans and objectives. These statements reflect our management's estimates and present intentions based on our current goals, in light of currently known circumstances and management's expectations about future developments. Statements about expectations, plans and future performance are “forward looking statements” within the meaning of applicable securities laws. Because these statements describe our goals, objectives and anticipated performance, they are inherently uncertain, and some or all of these statements may not come to pass. Accordingly, you should not interpret these statements as promises that we will perform at a given level or that we will take any or all of the actions we currently expect to take. Our future actions, as well as our actual performance, will vary from our current expectations, and under various circumstances these variations may be material and adverse. Some of the factors that may cause our actual operating results and financial condition to fall short of our expectations are set forth in the part of this report entitled “Item 1A: Risk Factors ” below and other factors discussed elsewhere in this report or in our annual report on Form 10-K for the fiscal year ended December 31, 2008. Some of the issues that may have an adverse and material impact on our business, operating results and financial condition include economic conditions that affect consumer demand for our products and the prices we receive for them; the effect of financial market conditions on our investment portfolio and related liquidity; environmental and land use regulations that limit our ability to harvest timber and develop property; access to debt financing by our customers as well as ourselves; and other risks and uncertainties which are discussed in our other filings with the Securities and Exchange Commission. The forward-looking statements in this report reflect our estimates as of the date of the report, and we cannot undertake to update these statements as our business operations and environment change.

This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included with this report.

EXECUTIVE OVERVIEW

Pope Resources, A Delaware Limited Partnership (“we” or the "Partnership"), was organized in late 1985 as a result of a spin-off by Pope & Talbot, Inc. (“P&T”). We are engaged in three primary businesses. The first, and by far most significant segment in terms of owned assets, revenues, income and operations, is the Fee Timber segment. This segment includes timberlands owned directly by the Partnership and operations of ORM Timber Fund I, LP (“Fund I”) and ultimately ORM Timber Fund II, Inc. (“Fund II”), collectively the (“Funds”). Operations in this segment consist of growing timber to be harvested as logs for sale to domestic manufacturers and to a lesser extent export brokers. The second most significant business in terms of total assets owned is the development and sale of real estate. Real Estate activities primarily take the form of securing permits, entitlements, and, in some cases, installing infrastructure for raw land development and then realizing that land’s value through the sale of larger parcels to buyers who will take the land further up the value chain, either to home buyers or to operators and lessors of commercial property. Since these land projects span multiple years, the Real Estate segment may incur losses for multiple years while a project is developed until that project is sold resulting in operating income. Our third business is raising investment capital from third parties for investment in timberland through private equity timber funds like the Funds and providing timberland management and related services for a fee to the Funds, as well as other third party owners of timberland.

Management’s major opportunity and challenge is to grow our revenue base profitably. Our current strategy for adding timberland acreage is centered on our timber fund business model. For example, in March 2009 we completed the final close for Fund II with $84 million of committed capital including Pope Resources’ 20% co-investment. We are now seeking timberland to acquire with this committed capital. Our 20% co-investment in the Funds affords us a share of the Funds’ operations while allowing us to earn asset management and timberland management fees. Management also believes that this strategy allows us to maintain more sophisticated expertise in timberland acquisition, valuation, and management than could be cost effectively maintained for the Partnership’s timberlands alone. Our real estate challenges center around how and when to “harvest” a parcel of land and capture the optimum value increment by selling the property.

During periods in which the U.S. and, to a lesser extent, Asian residential real estate markets perform poorly, we tend to recognize diminishing financial performance in each of our market segments. In Fee Timber, declines in building construction affect log prices and volumes directly.  As discussed below in greater detail, we often further reduce our harvest during these periods so as to avoid liquidating our timber assets at low prices, a benefit afforded to us by our relatively low leverage and our relatively low-cost operating model. Land held for sale in Western Washington by our Real Estate segment is suitable primarily for residential and commercial building sites and the market for this product suffers along with regional and national markets, producing a decline in our sales. In our Timberland Management & Consulting segment, we continue to earn management fees on the Funds’ properties.

During the first six months of 2009 we made significant progress toward completing our unit repurchase program that commenced in the fourth quarter of 2008. We purchased  95,372 units for an aggregate purchase price of $1.8 million and a weighted average unit purchase price of $19.11, during the first half of 2009 bringing the total repurchase program to 110,624 units for a total of $2.1 million, yielding a weighted average unit purchase price of $19.16.

RESULTS OF OPERATIONS

The following table reconciles and compares key revenue and cost elements that impact our net income for each of the quarter and six month periods ended June 30, 2009 to June 30, 2008. In addition to the table’s detailed numeric analysis, the explanatory text that follows the table describes many of these changes by business segment.

	Quarter Ended	Six Months Ended
	June 30,	June 30,
	Total	Total

Net income (loss) attributable to unitholders:
2009 period	$(693)	$(816)
2008 period	1,683	2,624
Variance	$(2,376)	$(3,440)

Detail of earnings variance:
Fee Timber:
Log price realizations (A)	$(1,164)	$(1,699)
Log volumes (B)	(3,682)	(4,093)
Depletion	619	705
Production costs	1,585	1,666
Other Fee Timber	(6)	(142)
Timberland Management & Consulting (TM&C):
Management fee changes	95	78
Other TM&C	87	198
Real Estate:
Land sales	(316)	(453)
Timber depletion on HBU sale	-	126
Other Real Estate	328	380
General & administrative costs	115	149
Net interest expense	(140)	(452)
Other (taxes, noncontrolling int., impairment)	103	97
Total change in net income (loss) attributable to Pope Resources' Unitholders	$(2,376)	$(3,440)

(A) Price variance calculated by applying the change in price to current period volume.
(B) Volume variance calculated by applying the change in sales volume to the average log sales price for the prior period.

Fee Timber

Fee Timber revenue is earned primarily from the harvest and sale of logs from the Partnership’s 114,000 acres of fee timberland located in western Washington and, to a lesser extent, from leasing cellular communication towers and selling gravel and other resources from our timberlands. Revenue from the sale of timberland tracts will also appear in results for this segment on the relatively limited occasions when those transactions occur. Our Fee Timber revenue is driven primarily by the volume of timber harvested which is generally expressed in thousand board feet (MBF) or million board feet (MMBF), and Fee Timber expenses, which consist predominantly of depletion, harvest and transportation costs, vary directly and roughly proportionately with harvest volume and the resulting revenues.  Harvest activities on the 24,000 acres of timberland owned by Fund I are consolidated into this discussion of operations and, once Fund II has acquired properties, results from those harvest operations will also be consolidated into this discussion.

Planned Harvest for 2009.  We began 2009 with a plan to harvest 37 MMBF representing a nearly 30% harvest volume deferral from the estimate of our long-term sustainable harvest of 52 MMBF. As 2009 has progressed, we have deferred additional volume from our original plan and we are now estimating our annual harvest for 2009 will be closer to 32 MMBF.  We continue to monitor log markets closely and may adjust harvest volume from the current plan as log markets continue to change.

We consider a number of factors in evaluating our harvest plans, including current log market conditions, harvest costs, age of the timber, and expected growth rate for stands that are being considered for deferral.  As 2009 has progressed and log prices have declined from the already low levels that existed at the end of 2008, we reviewed our harvest plan and have made adjustments. These adjustments included an additional deferral of harvest volume that we had originally planned to harvest in 2009 from Fund I and a modification of harvest units to better match current log market conditions.

When discussing our Fee Timber operations, we compare current results to both the previous quarter and the corresponding quarter of the prior year. These comparisons offer an understanding of trends in market price and harvest volumes that affect Fee Timber results of operations. Revenue and operating income (loss) for the Fee Timber segment for the quarters ended June 30, 2009, March 31, 2009 and June 30, 2008 are as follows:

($ Million) Quarter Ended	Log Sale Revenue	Mineral, Cell Tower & Other Revenue	Total Fee Timber Revenue	Operating Income/(loss)	Harvest Volume (MBF)
Pope Resources Timber	$2.4	$0.4	$2.8	$0.4	7,120
Fund I	-	-	-	(0.1)	-
Total Fee Timber June 30, 2009	$2.4	$0.4	$2.8	$0.3	7,120

Pope Resources Timber	$4.2	$0.3	$4.5	$1.4	8,745
Fund I	-	-	-	(0.1)	-
Total Fee Timber March 31, 2009	$4.2	$0.3	$4.5	$1.3	8,745

Pope Resources Timber	$7.0	$0.4	$7.4	$2.9	13,753
Fund I	0.3	2.4	2.7	-	709
Total Fee Timber June 30, 2008	$7.3	$2.8	$10.1	$2.9	14,462

Comparing Q2 2009 to Q1 2009. Fee Timber revenue and operating income for the second quarter 2009 are $1.7 million and $1.0 million lower, respectively, than the first quarter of 2009.  The $1.7 million decrease in Fee Timber revenue is due to a decrease in log sale revenue offset by a small increase in other revenue. The $1.8 million decline in log sale revenue is attributable to a 1,625 MBF, or 19%, decrease in harvest volume and a $139/MBF, or 29%, decline in average log price realized. Fee Timber operating income decreased $1.0 million due to the aforementioned revenue decreases offset by reductions in cost of sales and operating expenses.

Comparing Q2 2009 to Q2 2008. Fee Timber revenue and operating income for the second quarter 2009 are $7.3 million and $2.6 million lower than the comparable period in the prior year.  The decline in revenue consists of a $4.9 million decrease in log revenue combined with a $2.3 million decline in other revenue resulting from a conservation easement from Fund I that was completed in Q2 2008 and did not recur in 2009.   The decline in log revenue is due to a 7,342 MBF, or 51%, decrease in harvest volume and a $163/MBF, or 33%, decline in average log price realized.  Operating income decreased due to the $4.9 million decline in log revenue, offset by a reduction in cost of sales and operating costs. The conservation easement sale completed by Fund I in Q2 2008 had a relatively small impact on operating income due to land basis that was expensed with the sale.

Revenue and operating income for the Fee Timber segment for the six-month periods ended June 30, 2009 and 2008 were as follows:

($ Million) Six Months Ended	Log Sale Revenue	Mineral, Cell Tower & Other Revenue	Total Fee Timber Revenue	Operating Income/(loss)	Harvest Volume (MBF)
Pope Resources Timber	$6.6	$0.7	$7.3	$1.9	15,865
Fund I	-	-	-	(0.2)	-
Total Fee Timber June 30, 2009	$6.6	$0.7	$7.3	$1.7	15,865

Pope Resources Timber	$11.9	$0.9	$12.8	$5.3	23,055
Fund I	0.4	2.4	2.8	(0.1)	914
Total Fee Timber June 30, 2008	$12.3	$3.3	$15.6	$5.2	23,969

Comparing YTD 2009 vs. YTD 2008. The decrease in Fee Timber revenue and operating income for the current six-month period relative to the comparable period in 2008 is primarily attributable to an 8,104 MBF, or 34%, decrease in harvest volume and a $101/MBF, or 20%, decline in average log price realized. The decrease in 2009 harvest volume over 2008 is due to weak log markets which have caused us to reduce harvest levels in 2009 below our estimated long-term sustainable harvest level of 52 MMBF.  We originally planned to harvest 37 MMBF in 2009 representing nearly a 30% volume deferral but as 2009 progressed and log markets weakened below the levels that we had forecasted we are currently planning to harvest 32 MMBF in 2009.

 ORM Timber Funds.  The Funds are consolidated into our financial statements. Fund II has not yet acquired timberland and, as a result, only Fund I has operating results to include in the Fee Timber discussion herein. The 80% of these Funds owned by third parties is reflected in our Statement of Operations under the caption “Noncontrolling interest-ORM Timber Fund I, LP and ORM Timber Fund II, Inc.” Fund I did not generate any revenue in the second quarter of 2009, compared with $1,000 of revenue generated in the first quarter of 2009 and $2.7 million in the second quarter of 2008. The Funds incurred operating losses of $313,000, $275,000, and $185,000 in the quarters ended June 30, 2009, March 31, 2009, and June 30, 2008, respectively.  Operating losses of the Funds are calculated before elimination of management fees paid to Olympic Resource Management LLC (ORM LLC) of $198,000, $204,000, $214,000 in the quarters ended June 30, 2009, March 31, 2009 and June 30, 2008, respectively.

Revenue generated by Fund I for the six months ended June 30, 2009 was $1,000 compared to $2.8 million for the comparable prior year due to revenue generated by the 2008 conservation easement sale and modest log sales that did not recur in 2009. The Funds incurred operating losses of $588,000 and $465,000 in the periods ended June 30, 2009 and 2008, respectively.  Operating losses of the Funds are calculated before elimination of management fees paid to ORM LLC of $402,000 and $421,000 in the six-month periods ended June 30, 2009 and 2008, respectively. The operating losses generated by the Funds increased in 2009 from 2008 as harvest volumes are down from the previous year and the conservation easement had a relatively small contribution to operating income.

Log Volume

The Partnership harvested the following log volumes by species from its timberlands, including Fund I, for the quarters ended June 30, 2009, March 31, 2009 and June 30, 2008 and the six-month periods ended June 30, 2009 and 2008:

Log sale volumes (MBF):		Quarter Ended
Sawlogs		June-09	% Total	March-09	% Total	June-08	% Total
	Douglas-fir	4,953	70%	7,530	86%	8,928	62%
	Whitewood	207	3%	65	1%	1,230	8%
	Cedar	180	2%	64	1%	392	3%
	Hardwood	271	4%	119	1%	451	3%
Pulp
	All Species	1,509	21%	967	11%	3,461	24%
Total		7,120	100%	8,745	100%	14,462	100%

Comparing Quarterly Harvest Levels. For the quarter ended June 30, 2009 we harvested 22% of our revised annual harvest plan for 2009 of 32 MMBF as compared to 27% for the quarter ended March 31, 2009 and 39% of our actual annual harvest for the comparable quarter in the prior year. As discussed in more detail below, in the second quarter of both 2008 and 2009, we harvested a relatively high proportion of volume from low quality timber stands to sell logs into the pulp market which has not weakened quite as dramatically as the domestic log market.

Log sale volumes (MBF):		Six Months Ended
Sawlogs		June-09	% Total	June-08	% Total
	Douglas-fir	12,483	79%	16,128	67%
	Whitewood	272	2%	1,742	7%
	Cedar	244	1%	460	2%
	Hardwood	390	2%	652	3%
Pulp
	All Species	2,476	16%	4,987	21%
Total		15,865	100%	23,969	100%

Comparing Year-To-Date Harvest Levels. For the six months ended June 30, 2009, we have harvested 50% of our revised annual harvest plan of 32 MMBF, compared to the first half of 2008, when we harvested 65% of the total actual annual harvest of 37 MMBF. As previously reported, our 2009 timber harvest volume has been reduced from our long-term sustainable level of 52 MMBF and our originally planned 2009 harvest of 37 MMBF as management acts to preserve the Partnership’s asset value during this period of declining log and lumber prices, which result primarily from the condition of domestic and overseas housing markets.  We plan to harvest this deferred volume when log markets improve.  We would generally expect the proportion of harvest going to pulp markets to average between 10% and 15%.  However, in 2008 and 2009 we have concentrated our harvest on lower quality timber stands to sell logs into pulp markets which have not been as dramatically impacted as other log markets by the downturn in housing. As such, pulp logs represent a relatively higher-than-normal proportion of harvest volume for both 2009 and 2008.

Log Prices

While harvest volume is largely within management’s control, one additional factor that impacts Fee Timber income is the price we realize upon selling our logs. Logs from the Partnership’s tree farms serve a number of different domestic and export markets but the core market through which most of the demand for our logs is generated is the domestic residential construction market.  During this recessionary period residential construction has been particularly hard hit and the prices we realized during 2009 reflect this dramatic decline in residential construction activity as well as overall economic activity.  We realized the following log prices from our fee timberlands for the quarters ended June 30, 2009, March 31, 2009 and June 30, 2008 and the six month periods ended June 30, 2009 and 2008:

		Quarter Ended
		30-Jun-09	31-Mar-09	30-Jun-08
Average price realizations (per MBF):
Sawlogs
	Douglas-fir	$343	$508	$525
	Whitewood	290	306	416
	Cedar	867	798	1,222
	Hardwood	430	475	671
Pulp
	All Species	247	227	366
Overall		338	477	501

		Six Months Ended
		30-Jun-09	30-Jun-08
Average price realizations (per MBF):
Sawlogs
	Douglas-fir	$443	$546
	Whitewood	294	432
	Cedar	850	1,227
	Hardwood	443	661
Pulp
	All Species	239	363
Overall		415	516

Douglas-fir: Douglas-fir is noted for its structural characteristics that make it generally preferable to other softwoods and hardwoods for the production of construction grade lumber and plywood. Demand and price for Douglas-fir sawlogs is very dependent upon the level of new home construction. Construction starts leveled off and began to show signs of improvement late in the second quarter; however the export market continued to fluctuate.  We have experienced a $182/MBF, or 35%, drop in Douglas-fir sawlog prices in the second quarter of 2009 from the same period in 2008 and a $165/MBF, or 32% decline from the first quarter of 2009.   For the six-month period ended June 30, 2009 the price realized is off $103/MBF, or 19%, from the same six month period in 2008, also a result of the aforementioned weak domestic housing starts and weak repair and remodel market.  This price decline reinforces management’s decision to move planned 2009 harvest into the second half of the year and defer more volume than originally planned.

Whitewood: “Whitewood” is a term used to describe several softwood species, but for us primarily refers to western hemlock. Though generally considered to be of a lower quality than Douglas-fir, these logs are also used for manufacturing construction grade lumber and plywood. The export market to Korea was our primary outlet for high quality whitewood in early 2008 which then softened beginning with the second quarter of 2008.  The market for whitewood sawlogs continued to be very weak for the remainder of 2008 and into the first half of 2009. The average price realized on whitewood declined $16/MBF, or 5%, in the second quarter of 2009 versus first quarter of 2009 and $126/MBF, or 30%, off from the comparable period in 2008. These same factors served to bring down the average price realized for the year-to-date period ended June 30, 2009 by $138/MBF, or 32%, from the same year-to-date period in 2008.

Cedar: Cedar is a minor component in most upland timber stands and is generally used for outdoor applications such as fencing, siding and decking. Although there is a link between demand for these products and housing starts, this link is not as strong as with most other softwood species. Cedar prices increased by $69/MBF, or 9%, in the three-month period ended June 30, 2009 versus the first quarter of 2009.  Cedar prices responded to reduced supply of cedar logs as harvest activities decline in the wake of historic low prices for Douglas-fir and whitewood sawlogs.  On a year-over-year basis cedar prices declined $355/MBF, or 29%, which reflects the decrease in home remodeling activity. The weak economic conditions also drove down our average year-to-date price realized on cedar through June 30, 2009 by $377/MBF, or 31%, from the comparable six-month period ended June 30, 2008.

Hardwood: “Hardwood” can refer to many different species, but on our tree farms primarily consists of red alder. The local mills that process red alder sawlogs are using the resource to manufacture lumber for use in furniture and cabinet construction. In past years, the price realized from the sale of red alder sawlogs increased in connection with relatively limited supply, coupled with increased demand as a result of new mills focused on hardwood lumber production in the Pacific Northwest. However, demand for alder lumber has been blunted as users have substituted other species in the face of higher alder prices. The effect of this substitution, combined with weakness in demand for end-use products, has translated to lower prices and explains the decline in hardwood prices for second quarter 2009 of $45/MBF, or 9%, versus the first quarter of 2009 and $241/MBF, or 36%, when compared to the same quarter of 2008. For the six months ended June 30, 2009, average price realized is off $218/MBF, or 33%, from the comparable period in 2008 for these same reasons. Hardwood represents a relatively minor species in our sales and timber inventory mix.

Pulp: Pulp is a lower quality log of any species that is manufactured into wood chips. These chips are used primarily to make a full range of pulp and paper products from unbleached linerboard used in paper bags and cardboard boxes to fine paper and specialty products. The pulpwood market was extraordinarily strong in 2008 while sawmills were taking significant downtime to deal with the beginnings of the current housing slowdown thus driving up pulpwood prices.  This serves to explain why year-to-date pulp prices for the period ended June 30, 2009 were down $124/MBF, or 34%, from the comparable period in 2008.  For the quarter ended June 30, 2009, pulp prices were up 9% over the first quarter of 2009 as pulp mills had a marginal uptick in demand in response to declining inventories as a result of decreased sawmill production . When compared to the same quarter in 2008, pulp prices were off $119/MBF, or 33%, for the period ended June 30, 2009.  The decline in pulp prices results from a drop in demand for the end products that are manufactured from pulp in the face of overall economic weakness.

Customers
The table below categorizes timber sold by customer type for the quarters ended June 30, 2009, March 31, 2009 and June 30, 2008 and for the six-month periods ended June 30, 2009 and 2008 (volumes in MBF):

	Q2 2009		Q1 2009		Q2 2008
Destination	Volume	Price	Volume	Price	Volume	Price
Domestic mills	5,430	$355	5,779	$446	8,869	$559
Export brokers	181	588	1,999	688	2,129	550
Pulp	1,509	247	967	227	3,464	366
Total	7,120	$338	8,745	$477	14,462	$501

Comparing Quarterly Performance. Volume sold to domestic lumber mills represents 76% of the production volume in the second quarter of 2009 versus 66% in the first quarter of 2009 and 61% in the comparable quarter of 2008.  The increase in volume sold to domestic lumber mills resulted from a weakening export market with export brokers making up 3% of second quarter 2009 sales volume versus 23% of the volume sold in the first quarter of 2009.  Export brokers received 15% of the sales volume for the comparable period in 2008. The pulp market received 21% of our production volume in the second quarter of 2009 versus 11% and 24% in the first quarter of 2009 and second quarter of 2008, respectively.

	Six Months Ended
	30-Jun-09		30-Jun-08
Destination	Volume	Price	Volume	Price
Domestic mills	11,209	$409	14,703	$549
Export brokers	2,180	641	4,276	581
Pulp	2,476	239	4,990	363
Total	15,865	$415	23,969	$516

Comparing Year-To-Date Performance. For the year-to-date period ended June 30, 2009, volumes sold to domestic mills increased to 71% from 61% for same period in 2008 while volumes sold to export brokers declined to 14% from 18%.  The increase in export pricing in 2009 is driven by a change in the mix of logs sold into this market.  Logs sold into the export market in 2009 were primarily high-quality Douglas-fir sawlogs destined for Japan.  In 2008 most of the logs sold to the export market were whitewood sawlogs bound for Korea. This switch in markets between years was driven in part by a relatively stronger Japanese Yen in early 2009 compared to 2008. .  Pulp volumes declined slightly in the six-month period ended June 30, 2009 to 16% from 21% in the comparable period of 2008.

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

Fee Timber cost of sales for the quarters ended June 30, 2009, March 31, 2009 and June 30, 2008, and the six-month periods ended June 30, 2009 and 2008, respectively, are as follows, with the first table expressing these costs in total dollars and the second table expressing the costs on a per unit of production basis:

($ Million) Quarter Ended:	Harvest, Haul and Other	Cost of Conservation Easement Sale	Depletion	Total Cost of Sales
June 30, 2009	$1.3	$-	$0.4	$1.7
March 31, 2009	1.6	-	0.6	2.2
June 30, 2008	2.8	2.2	1.1	6.1

Quarter Ended:	Harvest, Haul and Other per MBF	Depletion per MBF	Total Cost of Sales per MBF (excluding Cost of Conservation Easement Sale)
June 30, 2009	$177	$65	$242
March 31, 2009	186	65	251
June 30, 2008	197	75	272

Comparing Q2 2009 to Q1 2009. Cost of sales decreased $474,000 in the second quarter of 2009 relative to the first quarter of 2009 due to a 1.6 MMBF decrease in harvest volume from 8.7 MMBF in the first quarter of 2009 to 7.1 MMBF in the second quarter of 2009.  Harvest and haul costs per MBF decreased $9/ MBF in the second quarter of 2009 relative to the first quarter of 2009. Harvest costs vary based upon the physical site characteristics of the specific acres harvested during the period. For example, difficult-to-access sites or those located on steep hillsides are more expensive to harvest. Furthermore, haul costs vary based upon the distance between the harvest area and the mill customer’s location.

Comparing Q2 2009 to Q2 2008. Cost of sales declined $4.4 million in the second quarter of 2009 from the same period in 2008 as a result of a 51% decline in harvest from 14.5 MMBF in the second quarter of 2008 to 7.1 MMBF in the second quarter of 2009, in addition to costs of the conservation easement sale that did not recur in 2009.  Average logging and hauling costs per MBF in the current quarter have decreased $20 per MBF from the comparable period in 2008.  The reduction of harvest and haul costs per MBF is attributable to a bias towards lower cost harvest units in 2009 in response to weak sales prices for logs in addition to a substantial decline in fuel costs from the same period in 2008.

($ Million) Six Months Ended:	Harvest, Haul and Other	Cost of Conservation Easement Sale	Depletion	Total Cost of Sales
June 30, 2009	$2.9	$-	$1.0	$3.9
June 30, 2008	4.6	2.2	1.7	8.5

Six Months Ended:	Harvest, Haul and Other per MBF	Depletion per MBF	Total Cost of Sales per MBF (excluding Cost of Conservation Easement Sale)
June 30, 2009	$182	$65	$247
June 30, 2008	190	73	263

Comparing YTD 2009 vs. YTD 2008.  Cost of sales in the six-month period ended June 30, 2009 was $4.6 million less than the comparable six-month period in 2008 as a result of a decline in harvest volume of 8.1 MMBF and the costs related to the previously reported conservation easement sale in 2008.

Depletion expense for the quarters ended June 30, 2009, March 31, 2009 and June 30, 2008 and the six-month periods ended June 30, 2009 and 2008 was calculated as follows:

Quarter Ended June 30, 2009
Pooled
Volume harvested (MBF)	7,120
Rate/MBF	$65
Depletion expense ($000's)	$464

Quarter Ended March 31, 2009
Pooled
Volume harvested (MBF)	8,745
Rate/MBF	$65
Depletion expense ($000's)	$569

	Quarter Ended June 30, 2008
	Pooled	Timber Fund	Combined
Volume harvested (MBF)	13,753	709	14,462
Rate/MBF	$65	$274	$75
Depletion expense ($000's)	$889	$194	$1,083

Six Months Ended June 30, 2009
Pooled
Volume harvested (MBF)	15,865
Rate/MBF	$65
Depletion expense ($000's)	$1,033

	Six Months Ended June 30, 2008
	Pooled	Timber Fund	Combined
Volume harvested (MBF)	23,055	914	23,969
Rate/MBF	$65	$272	$73
Depletion expense ($000's)	$1,489	$249	$1,738

The separate depletion pool for 2008 represents harvest from timberlands owned by Fund I. The separate depletion pool carries a higher depletion rate than our combined pool. The combined depletion pool consists primarily of historical timber cost that has been owned by the Partnership for many decades, as well as the Columbia property that was acquired in 2001. The separate depletion pool for Fund I timber volume consists of timber acquired at a higher overall cost in the fourth quarter of 2006 and therefore carries a higher depletion rate.

Operating Expenses

Fee Timber operating expenses for the quarter ended June 30, 2009 were $719,000 compared to $1.0 million for the quarters ended March 31, 2009 and June 30, 2008, respectively. Operating expenses for the six-month periods ended June 30, 2009 and June 30, 2008 were $1.7 and $1.9 million, respectively. Operating expenses include management, silviculture and the cost of both maintaining existing roads and building temporary roads required for harvest activities. The decline in operating expenses in 2009 reflects management’s cost reduction efforts in response to weak log markets.

Timberland Management & Consulting

The Timberland Management & Consulting segment develops timberland property investment portfolios on behalf of the Funds. In addition we provide our timberland management services to third-party owners of timberland.  Through the end of the second quarter, the Timberland Management & Consulting segment managed approximately 267,000 acres of timberland for Cascade and an additional 24,000 acres for Fund I. We have been providing timberland management services to Cascade Timberlands LLC (Cascade) since January of 2005.  When we began providing services under this management contract Cascade owned 522,000 acres.  Acreage under management has declined over the years as the result of sales by Cascade to third parties such that 267,000 acres in eastern Oregon remain today.  Our management contract for Cascade was terminated in July 2009 as a result of the decline in acreage under management combined with a significant reduction in harvest activities related to weak log markets. Timberland Management & Consulting revenue for the first half of 2009 includes $0.4 million of revenue that will not recur in the second half of the year as a result of the termination of this contract.

Revenue and operating loss for the Timberland Management & Consulting segment for the quarters and six-month periods ended June 30, 2009 and 2008 were as follows:

($ Million) Quarter Ended	Revenue	Operating income (loss)
June 30, 2009	$0.3	$0.1
June 30, 2008	0.3	(0.1)

($ Million) Six Months Ended	Revenue	Operating income (loss)
June 30, 2009	$0.5	$(0.1)
June 30, 2008	0.5	(0.3)

Comparing Q2 2009 to Q2 2008. Revenue in the second quarter of 2009 was relatively flat when compared to the comparable period in 2008.  The increase in the operating income in the second quarter when compared to the second quarter of 2008 is due to the decline in activities related to the formation of Fund II in 2009.

Comparing YTD 2009 vs. YTD 2008. Revenue for the six-month period ending June 30, 2009 approximated revenue in the comparable six-month period in 2008. Decreased activities related to the formation of Fund II explain the decline in operating loss for the six-month period ending June 30, 2009 compared to the same period in 2008.

Revenue and expense incurred through the management of Fund I is accounted for within this segment but eliminated as a result of the consolidation of Fund I in our financial statements.  We generated $198,000 and $214,000 of revenue in the quarters ended June 30, 2009 and June 30, 2008, respectively, from the management of Fund I that was eliminated with a corresponding decrease in operating expenses of the Fee Timber segment. We have completed the final close for Fund II, which now has $84 million of committed capital including the Partnership’s co-investment commitment of $17 million. We are actively searching for timber properties for Fund II to acquire.

Operating Expenses

Timberland Management & Consulting operating expenses for the quarters ended June 30, 2009, March 31, 2009, and June 30, 2008 were $244,000, $312,000 and $377,000, respectively. The decrease in operating expense is attributable to the decline in activities related to the formation of Fund II. Operating expenses for the six-month periods ended June 30, 2009 and June 30, 2008 were $556,000 and $799,000, respectively, and declined year over year for the same aforementioned reasons.

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

Revenue and operating loss for the Real Estate segment for the quarters and six-month periods ended June 30, 2009 and 2008 were as follows:

($ Million) Quarter Ended	Revenue	Operating income (loss)
June 30, 2009	$0.6	$(0.2)
June 30, 2008	0.9	(0.2)

($ Million) Six months Ended	Revenue	Operating income (loss)
June 30, 2009	$0.9	$(0.7)
June 30, 2008	1.5	(0.7)

Real Estate revenue for the quarters and six-month periods ended June 30, 2009 and 2008 is displayed in the table below:

For the three months ended:

Description	Revenue	Gross Margin	Acres Sold	Revenue/Acre	Gross Margin/ Acre
Rural residential	$296,000	$138,000	29	$10,207	$4,759
Rentals	303,000	303,000	NA
Other	10,000	9,000	NA
June 30, 2009 Total	$609,000	$450,000	29

Rural residential	$559,000	$403,000	75	$7,453	$5,373
Rentals	296,000	296,000	NA
Other	55,000	55,000	NA
June 30, 2008 Total	$910,000	$754,000	75

Comparing Q2 2009 to Q2 2008. Revenue for the Real Estate segment was lower in the second quarter of 2009 versus the comparable period in 2008 due to a reduction in land sales to 29 acres in the second quarter of 2009 from 75 acres in the same quarter of 2008. We are projecting another year of tepid demand for rural residential land.

For the six months ended:

Description	Revenue	Gross Margin	Acres Sold	Revenue/Acre	Gross Margin/ Acre
Rural residential	$296,000	$138,000	29	$10,207	$4,759
Rentals	549,000	549,000	NA
Other	14,000	12,000	NA
June 30, 2009 Total	$859,000	$699,000	29

Rural residential	$886,000	$413,000	104	$8,519	$3,971
Rentals	521,000	521,000	NA
Other	59,000	59,000	NA
June 30, 2008 Total	$1,466,000	$993,000	104

Comparing YTD 2009 vs. YTD 2008. Revenue for the six-month period ended June 30, 2009 included two rural residential lot sales totaling 29 acres with an average revenue per acre of  $10,207 compared with three rural residential lot sales totaling 104 acres with an average revenue per acre of  $8,519 for the comparable period in 2008.  Other revenue in the quarter and six-month period ended June 30, 2008 is primarily a result of the recognition of deferred revenue on a 2005 real estate transaction.

Cost of Sales

Real Estate cost of sales for the quarters ended June 30, 2009 and 2008 was $159,000 and $158,000, respectively. On a year-to-date basis, cost of sales was $160,000 and $473,000 for the six-month periods ended June 30, 2009 and 2008, respectively. Cost of sales for the three and six-month periods ended June 30, 2009 and 2008 represent costs incurred on sales of rural residential lots. Cost of sales consists of the historical cost basis of the land sold, commissions, taxes, and title fees.  The cost basis of our land varies widely since most of our land has been continuously owned by us for decades while other portions of our land portfolio have been acquired within the last few years or have undergone some level of improvement prior to sale. As a result, gross margin generated from a land sale will often vary dramatically between different transactions.

Operating Expenses

Real Estate operating expenses for the quarters ended June 30, 2009 and 2008 were $644,000 and $958,000, respectively. For the six-month periods ended June 30, 2009 and 2008 operating expenses were $1.4 million and $1.7 million, respectively.   The decline in operating costs of the Real Estate segment represent cost cutting efforts that have been undertaken during this prolonged downturn in the market for raw and developed land.

Basis in Real Estate Projects

“Land Held for Development” on our Condensed Consolidated Balance Sheet represents the Partnership’s cost basis in land that has been identified as having greater value as development property as compared to timberland.  Our Real Estate segment personnel work with local officials to establish entitlements for further development of these parcels.  Project costs clearly associated with development or construction of these properties are capitalized.  Those properties that are either under contract or the Partnership has an expectation they will sell within the next 12 months are classified as a current asset under Land Held for Sale.

When facts and circumstances indicate the carrying value of properties may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the property to the projected future undiscounted cash flows.  Upon indication that the carrying value of such assets may not be recoverable, the Partnership would recognize an impairment loss, determined on the basis of fair market value, and charge this amount against current operations. The Partnership has continuously owned most of the Partnership’s land for decades.  As a result the land basis associated with most of our development properties is well below even the weakened current market values prevalent today. As such, an asset impairment charge on one of our development projects does not appear likely.

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

Following the bankruptcy of P&T in late 2007 and the pending liquidation of P&T’s assets, we have determined that P&T will no longer be able to meet any of its obligations under our settlement and remediation agreement. Accordingly, in the fourth quarter of 2007 we added $1.9 million to our remediation reserve, based on what management believed to be the best estimate of the remaining cleanup cost and most likely outcome to various contingencies within the overall project. The Monte-Carlo simulation model by which we estimate this liability indicated a range of potential liability from $816,000 to $4.5 million which represents a two standard deviation range from the mean of possible outcomes generated by the statistical modeling process used to estimate this liability as of December 31, 2008. The balance of our estimated remediation liability as of June 30, 2009 is $1.3 million.

The environmental liability at June 30, 2009 includes $184,000 that the Partnership expects to expend in the next 12 months and $1.2 million thereafter. Activities at the site during the first half of 2009 included the completion of upland soil and groundwater sampling and analysis, gaining county approval of the aforementioned test results, and the removal of all remaining sparged materials; and completion of testing of the bay area. Activity in the environmental remediation liability is detailed as follows:

	Balances at the Beginning of the Period	Additions to Accrual	Expenditures for Monitoring and Remediation	Balances at the End of the Period
Year Ended December 31, 2008	$1,994,000	-	$440,000	$1,554,000
Quarter ended March 31, 2009	1,554,000	-	60,000	1,494,000
Quarter ended June 30, 2009	1,494,000	-	146,000	1,348,000

General and Administrative (G&A)

General and administrative expenses for the quarters ended June 30, 2009 and 2008 were $901,000 and $1.0 million, respectively. For the six months ended June 30, 2009 and 2008 G&A expenses were $1.7 million and $1.9 million, respectively. This decline in G&A expense in 2009 is due to cost cutting measures implemented in response to weak log and real estate markets.

Interest Income and Expense

Interest income for the quarter ended June 30, 2009 was $63,000 compared to $218,000 for the corresponding period of 2008. The decrease in interest income is due to lower cash and investment balances and a decrease in average rates of return. On a year-to-date basis, interest income decreased to $132,000 from $613,000 for the corresponding period in 2008 for the same reasons cited to explain quarter-to-quarter variances.

Interest expense for the three-month periods ended June 30, 2009 and 2008 was $593,000 and $606,000, respectively. The Partnership’s debt consists primarily of mortgage debt with a fixed interest rate. The decrease in interest expense is due to a decrease in long-term debt as a result of scheduled annual principal payments of $1,290,000 that occur on March 31st. For the quarter ended June 30, 2009, $313,000 of interest expense was capitalized to the long-term development projects at Gig Harbor. In the second quarter of 2008, we capitalized $311,000 of interest expense to the Gig Harbor and Bremerton projects. On a year-to-date basis, interest expense prior to the reduction for capitalized interest was $1.2 million for each of 2009 and 2008. Capitalized interest for the six months ended June 30 remained flat at $618,000 in 2009 compared to $619,000 in 2008.

Income Tax

Pope Resources is a limited partnership and is, therefore, not subject to federal income tax. Taxable income/loss is instead reported to unitholders each year on a Form K-1 for inclusion in each unitholder’s tax return. Pope Resources does have corporate subsidiaries, however, that are subject to income tax.

For the quarter ended June 30, 2009, the Partnership recorded a tax provision of $5,000 as compared to no provision for income taxes for the corresponding period in 2008. On a year-to-date basis, the provision for income taxes was $5,000 and $57,000 for the periods ended June 30, 2009 and 2008, respectively.

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

Noncontrolling interest-ORM Timber Fund I, LP and ORM Timber Fund II, Inc.

Noncontrolling interest represents the portion of each Fund’s loss during the quarter ended June 30, 2009 attributed to the 80% of the Funds owned by third-party investors.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Liquidity and Capital Resources

We ordinarily finance our business activities using funds from operations and, where appropriate in management’s assessment, a bank line of credit. Funds generated internally from operations and externally through financing are expected to provide the required resources for the Partnership's future capital expenditures. The Partnership’s debt-to-total-capitalization ratio as measured by the book value of equity, excluding noncontrolling interests, was 25% at June 30, 2009 versus 24% as of June 30, 2008 and 25% as of December 31, 2008. The-debt-to-capitalization ratio at June 30, 2009 is impacted by costs incurred of $1.8 million to repurchase our units in the second quarter of 2009. The unit repurchase reduced partners’ capital and the ratio’s denominator, which serves to drive the ratio higher.

At June 30, 2009, the Partnership held Student Loan Auction Rate Securities (“SLARS”) with a par value of nearly $4.0 million but an estimated fair value, based on the methodology described in the notes to the unaudited financial statements included with this report, of $3.7 million. SLARS are collateralized long-term debt instruments that are intended to provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 28 days. Beginning in February 2008, auctions failed for approximately $17 million in par value of SLARS we held because sell orders exceeded buy orders.

Although default interest rates for SLARS went into effect upon failure of the auctions, the principal amount of the securities associated with failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. We successfully liquidated $26.8 million of our SLARS portfolio at par during 2008 and received a redemption at par of one of the SLARS during the second quarter of 2009.  The remaining SLARS we hold represent nearly $4.0 million of par value and are classified as a $3.7 million non-current asset, management’s estimate of fair value. We have filed a claim with the Financial Industry Regulatory Authority (FINRA) against the broker that sold us the $4.0 million par value of SLARS. The FINRA claim is currently in arbitration with a hearing scheduled for October 2009 and the results will not be known until the arbitration process is complete.

The Partnership’s debt consists primarily of a timberland mortgage with a fixed amortization schedule and loan term, which includes a prepayment penalty. On July 31, 2008, the Partnership entered into a $40 million revolving line of credit with Northwest Farm Credit Services. Our unsecured revolving loan agreement with Northwest Farm Credit Services matures in August 2011 and requires that we not exceed a maximum debt-to-total capitalization ratio that the Partnership currently satisfies. As of June 30, 2009, there were no amounts outstanding on the line of credit. The Partnership is utilizing its cash balance to avoid selling timber and land into current markets, which by historic comparison are extremely weak, while buying back Partnership units and looking for timber properties to acquire through Fund II. These actions are currently resulting in a draw-down of our cash balances.  We believe these actions will serve to increase the value of our Partnership units in the long term.  Management believes that the cash we hold in excess of our current operating needs together with the line of credit provides adequate liquidity for our near-term operating needs. Over the remaining six months of 2009, management plans to harvest approximately 16 MMBF of timber for a total fiscal 2009 harvest of 32 MMBF. We have reduced our 2009 harvest plan from the originally planned 37 MMBF due to log prices which have weakened from the already depressed levels in effect at the end of 2008.  Since harvest plans are based on demand and pricing, actual harvest levels may vary, and revenues may vary substantially, subject to management's ongoing review of market conditions. Management believes that the working capital and borrowing capacity available to the Partnership will be sufficient to meet cash requirements.

For the six months ended June 30, 2009, overall cash and cash equivalents decreased $6.6 million versus an increase of $9.4 million for the corresponding period in the prior year. Cash used by operating activities was $215,000 for the six months ended June 30, 2009 versus cash provided by operating activities of $5.6 million for the corresponding period in 2008. The decrease in cash generated by operating activities primarily results from a decline in net income combined with a reduction of land and conservation easement sales.

Cash used by investing activities was $1.7 million for the first half of 2009 versus cash provided by investing activities of $12.8 million for the corresponding period in 2008. The decrease in cash provided by investing activities results from the sale of $15.1 million of SLARS in the first half of 2008. We currently own SLARS with a fair market value of $3.7 million. In July 2009, SLARS with a fair value of $22,000 were redeemed at par value of $25,000; however it is uncertain whether the remaining securities will be settled in cash within one year, and as such they are classified as a long-term asset on the balance sheet.

Capital expenditures for the year-to-date period ended June 30, 2009 consisted of the following:

(Thousands)
For the six months ended:	June 30, 2009
Capitalized interest:
Gig Harbor	618
Subtotal		618
Capitalized development projects:
Kitsap County 20-acre segments	53
Port Ludlow	14
Bremerton	23
Kingston	53
Gig Harbor	333
Gig Harbor-water tower cost reimbursement	(258)
Other sites	24
Subtotal		242
Reforestation and roads		306
Port Gamble capital improvements		477
Vehicles and miscellaneous		62
Total capital expenditures		$1,705

Cash used in financing activities decreased to $4.7 million for the first half of 2009 from $9.1 million for the comparable period in prior year. This decrease is due primarily to reduction in the repurchase of partnership units of $1.8 million from $3.6 million repurchased in the comparable period in 2008 and a $1.8 million decrease in unitholder cash distributions.

Seasonality

Fee Timber. The Partnership owns 114,000 acres and Fund I owns 24,000 acres of timberland in Washington State. Partnership timber acreage is concentrated in two non-contiguous tree farms: the 70,000-acre Hood Canal tree farm located in Kitsap, Jefferson, and Mason Counties on the eastern side of Washington’s Olympic Peninsula, and the 44,000-acre Columbia tree farm located in Cowlitz, Clark, Lewis, and Skamania counties on the western side of Washington’s Cascade mountain range.  Fund I timber acreage also includes two tree farms: the 15,000-acre Green River tree farm located in eastern King County in the foothills of the Cascade mountain range and the 9,000-acre Mineral tree farm located in Lewis County.

The Hood Canal tree farm is concentrated at low elevations, which permits us to conduct year-round harvest activities. Generally, we concentrate our harvests from this tree farm in the winter and spring when supply, and thus competition, is typically lower and, accordingly, when we can expect to receive higher prices. With the acquisition of the Columbia tree farm in 2001, and the timberlands acquired by Fund I in 2006, management expected a decrease in the seasonality of Fee Timber operations as the Columbia tree farm and timberlands owned by Fund I are at higher elevations where harvest activities are not possible during the winter months when snow precludes access to the lands.

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

Capital Expenditures and Commitments

We have raised committed capital for Fund II of $84 million including the Pope Resources co-investment of 20%, or $17 million. All but 1% of the capital will not be called until Fund II has located suitable timber properties to acquire. Projected capital expenditures for the second half of 2009 are $1.8 million, excluding any potential co-investment by the Partnership in Fund II. Projected capital expenditures for the remainder of 2009 are currently expected to include $978,000 for the Gig Harbor site with $700,000 in the form of capitalized interest, $400,000 for capital roads and reforestation on the tree farms, $155,000 for the Port Ludlow project, and $85,000 for the Kingston project. These expenditures could be increased or decreased as a result of future economic conditions. Projected capital expenditures are subject to permitting timetables and progress towards closing on specific land sale transactions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

Interest Rate Risk

As of June 30, 2009, the Partnership had $28.2 million of fixed-rate debt outstanding with a fair value of approximately $30.3 million based on the current interest rates for similar financial instruments. A change in the interest rate on fixed-rate debt will affect the fair value of the debt, whereas a change in the interest rate on variable-rate debt will affect interest expense and cash flows. A hypothetical 1% change in prevailing interest rates would change the fair value of the Partnership's fixed-rate long-term debt obligations by $1.5 million. We are not subject to material foreign currency risk, derivative risk, or similar uncertainties.

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

Valuation of Student Loan Auction Rate Securities

At June 30, 2009, Pope Resources held Student Loan Auction Rate Securities (“SLARS”) with a par value of nearly $4.0 million but an estimated fair value of $3.7 million. SLARS are collateralized long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 28 days. Beginning in February 2008, auctions failed when sell orders exceeded buy orders. When these auctions failed to clear, higher default interest rates for those securities went into effect. We have filed a claim with the Financial Industry Regulatory Authority (FINRA) against the broker that sold us the $4.0 million par value of SLARS. The FINRA claim is currently in arbitration with a hearing scheduled for October 2009 and the results of the binding arbitration will not be known until the arbitration process is complete. Short of pursuing the FINRA claim to its conclusion at the October hearing, the principal amount of these securities will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures.

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

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 5, 2009.

POPE RESOURCES,
A Delaware Limited Partnership

By:	POPE MGP, Inc.
Managing General Partner

	By:	/s/ David L. Nunes
David L. Nunes
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Thomas M. Ringo
Thomas M. Ringo
Vice President and CFO
(Principal Accounting and Financial Officer)