Form 10-Q
period 2009-09-30
POPE RESOURCES LTD PARTNERSHIP
filed 2009-11-05
CIK 784011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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
Large Accelerated Filer☐	Accelerated Filer ☒
Non-accelerated Filer☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-2 of the Exchange Act) Yes ☐ No☒

Partnership units outstanding at October 30, 2009:  4,576,434

Pope Resources
Index to Form 10-Q Filing
For the Quarter Ended September 30, 2009

PART I – FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)

Pope Resources, a Delaware Limited Partnership
September 30, 2009 and December 31, 2008
(Thousands)

	2009	2008
Assets
Current assets:
Pope cash and cash equivalents	$3,879	$15,931
ORM Timber Funds cash and cash equivalents	33,813	2,047
Cash and cash equivalents	37,692	17,978

Student loan auction rate securities, current	890	-
Accounts receivable, net	812	500
Land held for sale	553	596
Current portion of contracts receivable	37	477
Prepaid expenses and other	417	295
Total current assets	40,401	19,846

Properties and equipment, at cost:
Land held for development	25,269	23,931
Land	20,346	20,449
Roads and timber (net of accumulated
depletion of $54,189 and $52,552)	91,500	92,753
Buildings and equipment (net of accumulated
depreciation of $7,534 and $7,360)	3,714	3,565
	140,829	140,698

Other assets:
Contracts receivable, net of current portion	1,373	994
Student loan auction rate securities, non-current	2,741	3,619
Other	2,292	254
	6,406	4,867

Total assets	$187,636	$165,411

Liabilities, partners' capital, and noncontrolling interests
Current liabilities:
Accounts payable	$431	$635
Accrued liabilities	608	863
Current portion of environmental remediation	150	300
Current portion of long-term debt	831	1,417
Deferred revenue	433	205
Other current liabilities	201	161
Total current liabilities	2,654	3,581

Long-term debt, net of current portion	28,666	28,169
Environmental remediation, net of current portion	1,153	1,254
Other long term liabilities	162	236

Partners' capital (units outstanding 4,520 and 4,599)	83,804	87,817
Accumulated other comprehensive income	109	-
Noncontrolling interests	71,088	44,354
Total partners' capital and noncontrolling interests	155,001	132,171

Total liabilities, partners' capital, and noncontrolling interests	$187,636	$165,411

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Pope Resources, a Delaware Limited Partnership
For the Three Months and Nine Months Ended September 30, 2009 and 2008
(Thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008

Revenues	$6,615	$7,436	$15,260	$25,028
Cost of timber and land sold	(1,946)	(4,167)	(6,026)	(13,135)
Operating expenses	(1,761)	(2,536)	(5,346)	(6,946)
General and administrative expenses	(790)	(1,022)	(2,535)	(2,916)
Income (loss) from operations	2,118	(289)	1,353	2,031

Other income (expense):
Interest expense	(555)	(613)	(1,765)	(1,853)
Debt extinguishment costs	(1,137)	-	(1,137)	-
Capitalized interest	235	321	853	940
Interest income	35	237	167	850
Impairment of investments	(15)	(293)	(72)	(293)
Total other expense	(1,437)	(348)	(1,954)	(356)

Income (loss) before income taxes	681	(637)	(601)	1,675
Income tax benefit (expense)	(1)	51	(6)	(6)
Net income (loss)	680	(586)	(607)	1,669

Net loss attributable to noncontrolling interests:
ORM Timber Funds	240	563	711	932
Net income (loss) attributable to unitholders	$920	$(23)	$104	$2,601

Allocable to general partners	$12	$-	$1	$34
Allocable to limited partners	908	(23)	103	2,567
	$920	$(23)	$104	$2,601

Earnings (loss) per unit attributable to unitholders:
Basic	$0.20	$(0.01)	$0.02	$0.55
Diluted	$0.20	$(0.01)	$0.02	$0.54

Weighted average units outstanding:
Basic	4,515	4,585	4,545	4,596
Diluted	4,566	4,585	4,585	4,691

Distributions per unit	$0.20	$0.40	$0.60	$1.20

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Pope Resources, a Delaware Limited Partnership
Nine Months Ended September 30, 2009 and 2008
(Thousands)

	2009	2008
Net income (loss)	$(607)	$1,669
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depletion	1,449	3,537
Unit based compensation	467	422
Depreciation and amortization	615	578
Impairment of student loan auction rate securities	72	293
Deferred taxes	(140)	(17)
Cost of land sold	119	2,560
Capitalized development activities, net of reimbursements	(1,225)	(2,225)
Gain on fixed asset sales	(19)	(3)
Change in operating accounts:
Deferred revenue	90	30
Accounts receivable	(312)	(106)
Contracts receivable	61	48
Prepaid expenses and other current assets	(87)	18
Accounts payable	(204)	(485)
Accrued liabilities	(185)	(746)
Other current liabilities	40	69
Environmental remediation	(251)	(234)
Other long-term liabilities	(74)	(72)
Other long-term assets	-	381
Net cash provided by (used in) operating activities	(191)	5,717

Cash provided by (used in) investing activities:
Redemption of investments	25	16,175
Reforestation and roads	(395)	(723)
Proceeds from fixed asset sale	50	42
Other capital expenditures	(571)	(481)
ORM Timber Fund II, Inc. acquisition advance	(1,927)	-
Net cash provided by (used in) investing activities	(2,818)	15,013

Cash provided by (used in) financing activities:
Unit repurchase	(1,824)	(3,642)
Repayment of long-term debt	(1,410)	(1,343)
Extinguishment of long-term debt	(8,479)	-
Proceeds from issuance of long-term debt	9,800	-
Debt issuance costs	(48)	-
Proceeds from option exercises	-	352
Capital call- ORM Timber Fund II, Inc.	27,445	370
Noncontrolling interests distribution	-	(800)
Unitholder distributions	(2,761)	(5,573)
Net cash provided by (used in) financing activities	22,723	(10,636)

Net increase in cash and cash equivalents	19,714	10,094
Cash and cash equivalents at beginning of period	17,978	2,174

Cash and cash equivalents at the end of the nine-month period	$37,692	$12,268

See accompanying notes to condensed consolidated financial statements.

POPE RESOURCES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2009

1.
The condensed consolidated financial statements as of September 30, 2009 and December 31, 2008 and for the three-month periods (quarters) and nine-month periods ended September 30, 2009 and September 30, 2008 have been prepared by Pope Resources, A Delaware Limited Partnership (the “Partnership”) pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The condensed consolidated financial statements are unaudited, but, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2008, is derived from the Partnership’s audited consolidated financial statements and notes thereto for the year ended December 31, 2008, and should be read in conjunction with such financial statements. The results of operations for the interim periods are not indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2009.  We have evaluated subsequent events for recognition or disclosure through November 5, 2009, which was the date we filed this Form 10-Q with the SEC.

2.
The financial statements in the Partnership's 2008 annual report on Form 10-K include a summary of significant accounting policies of the Partnership and should be read in conjunction with this Quarterly Report on Form 10-Q.

3.
In December 2007, the Financial Accounting Standards Board (FASB) issued new guidance on noncontrolling interests which requires noncontrolling interests (previously referred to as minority interests) in consolidated subsidiaries to be reported as a component of equity, which changes the accounting for transactions involving a noncontrolling interest. In the balance sheet, noncontrolling interests for all periods presented are now classified in the equity section, below Partners’ Capital. In the statement of operations, net income (loss) is presented excluding the impact of net loss attributable to noncontrolling interests to arrive at net income (loss) attributable to the Partnership’s unitholders.  The Partnership adopted the standard in the first quarter of 2009.

In June 2008, the FASB issued a staff position providing additional guidance in determining whether share-based payments are participating securities for earnings-per-share calculations.  The guidance, adopted by the Partnership in the first quarter of 2009, requires unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents to be considered participating securities. The impact to the Partnership was not material for the quarters and nine-month periods ended September 30, 2009 or 2008.

In April 2009, the FASB issued a staff position which requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This standard is effective for interim reporting periods ending after June 15, 2009. The Partnership adopted this standard in the second quarter of 2009. The implementation of the standard did not have a material impact on the Partnership’s financial position or results of operations.

In April 2009, the FASB issued a staff position which amends the other-than-temporary impairment guidance for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This guidance is effective for interim reporting periods ending after June 15, 2009. The Partnership adopted this standard in the second quarter of 2009. The adoption of the standard did not have a material impact on the Company’s financial position or results of operations.

Also in April 2009, the FASB issued a staff position providing additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This standard also includes guidance on identifying circumstances that indicate a transaction is not orderly. This standard is effective for reporting periods ending after June 15, 2009. The Partnership adopted this standard in the second quarter of 2009, which did not have a material impact on the Company’s financial position or results of operations.

In May 2009, the FASB issued new guidance on subsequent events. The pronouncement, adopted by the Partnership in the second quarter of 2009, makes management directly responsible for subsequent-events accounting and disclosure.  The guidance requires management to disclose the date through which subsequent events have been evaluated and whether that date is the date the financial statements were widely distributed to unitholders, defined as issued, or the date the financial statements are in a complete form and format that complies with Generally Accepted Accounting Principles (GAAP) and all management and board approvals, defined as the date the financial statements are available to be issued.  The adoption of the pronouncement resulted in additional disclosures in Notes 1 and 11.

In June 2009, the FASB Accounting Standards Codification (Codification) was issued. The pronouncement establishes the Codification as the source of authoritative guidance for non-governmental entities on U.S. generally accepted accounting principles.  The third quarter 2009 adoption of the pronouncement did not have a material impact on the Company’s financial position or results of operations.

4.
Basic net earnings (loss) per unit are based on the weighted average number of units outstanding during the period. Diluted net earnings per unit is calculated by dividing net income (loss) attributable to unitholders, adjusted for non-forfeitable distributions paid out to unvested restricted unitholders, by the weighted average units outstanding during the year plus additional units that would have been outstanding assuming the exercise of in-the-money unit equivalents using the treasury stock method.  Unit equivalents are excluded from the computation if their effect is anti-dilutive, as is the case when the company has net loss for the period.  For computing the dilutive effect of unit options for the quarter and nine months ended September 30, 2009, 51 and 40 unit equivalents outstanding were included in the calculation of fully diluted units outstanding, respectively.

For the quarter and nine months ended September 30, 2009, options to purchase 11,556 and 42,469 units, respectively, at prices ranging from $21.00 to $37.73 were not included in the calculation as they were anti-dilutive.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income (loss) attributable to Pope Resources’ unitholders	920	(23)	104	2,601
Nonforfeitable distributions paid to unvested restricted unitholders	(11)	(25)	(34)	(74)
Net income (loss) to outstanding unitholders	909	(48)	70	2,527
Weighted average units outstanding (in thousands):
Basic	4,515	4,585	4,545	4,596
Dilutive effect of unit equivalents	51	-	40	95
Diluted	4,566	4,585	4,585	4,691
Earnings (loss) per unit: Basic	$0.20	$(0.01)	$0.02	$0.55
Earnings (loss) per unit: Diluted	$0.20	$(0.01)	$0.02	$0.54

Options to purchase 163,000 and 190,000 units at prices ranging from $9.30 to $37.73 per unit were outstanding as of September 30, 2009 and 2008, respectively.

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

Restricted Units
As of September 30, 2009, total compensation expense not yet recognized related to non-vested restricted unit awards was $690,000 with a weighted average 19 months remaining to vest.

Restricted units	September 30, 2009
Number outstanding	56,195
Aggregate value	$1,349,000

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

Options Outstanding and Exercisable	September 30, 2009
Number outstanding	163,053
Weighted average exercise price	$15.86
Aggregate intrinsic value	$1,346,000
Weighted average remaining contractual term (yrs)	2.57

6.
Supplemental disclosure of cash flow information: interest paid, net of amounts capitalized, totaled $2.0 million and $1.1 million for the nine months ended September 30, 2009 and 2008, respectively. We received income tax refunds of $63,000, net of income taxes paid of $7,000, for the nine months ended September 30, 2009 compared to $12,000 income tax paid for the nine months ended September 30, 2008.

Non-cash investing activities includes $138,000 for land recovered in lieu of foreclosure in the third quarter of 2009.

During the quarter ended September 30, 2009, the Partnership changed its classification of cash flows to include real estate development capital expenditures within cash flows from operating activities.  Prior to the quarter ended September 30, 2009, these expenditures were reported within investing activities within the Partnership’s statement of cash flows.  We concluded that this change is preferable because the cash inflows and cash outflows associated with land held for sale and land held for development should be classified in a consistent manner and that classification within operating activities better reflects the fact that these cash outflows are directly related to the Partnership’s operations of developing and selling real estate.  Furthermore, this change makes our reporting consistent with that of other companies that similarly conduct both timberland and real estate development activities.  Certain accounts in the prior year statement of cash flows have been revised for comparative purposes to conform to the presentation in the current year financial statements.  The table below details the changes made to the 2008 statement of cash flows.

	As Originally
(Thousands)	Reported	Adjustments	As Revised
Cash flows from operating activities:
Capitalized development activities	-	(2,225)	(2,225)
Net cash provided by operating activities	7,942	(2,225)	5,717

Cash flows from investing activities:
Capitalized development activities	(2,225)	2,225	-
Net cash provided by investing activities	12,788	2,225	15,013

7.	The fair values of cash and cash equivalents and investments held at September 30, 2009 and December 31, 2008 are as follows (in thousands):

	September 30, 2009
		Gross
	Amortized	Unrealized	Realized	Estimated
	Cost	Loss	Gain	Fair Value
Cash and cash equivalents	$37,692	$-	$-	$37,692
Securities maturing after ten years:
Auction rate securities, current	1,000	(110)	-	890
Auction rate securities, non-current	2,975	(237)	3	2,741

	December 31, 2008
		Gross
	Amortized	Unrealized	Realized	Estimated
	Cost	Loss	Gain	Fair Value
Cash and cash equivalents	$17,978	$-	$-	$17,978
Auction rate securities, non-current	4,000	(381)	-	3,619

There was a realized gain of $3,000 in the nine-month period ended September 30, 2009 compared with no realized gain or loss for the comparable period in 2008.  The realized gain resulted from a redemption at par for a $25,000 portion of one of the four Student Loan Auction Rate Securities (“SLARS”) in our portfolio.  The $3,000 gain represents the amount by which the redemption proceeds exceeded the basis, as adjusted for previous impairments.

At September 30, 2009, Pope Resources held SLARS with a par value of nearly $4.0 million and an estimated fair value of $3.6 million. SLARS are collateralized long-term debt instruments that were designed to provide liquidity through a Dutch auction process that reset the applicable interest rate at pre-determined intervals, typically every 28 days. Beginning in February 2008, auctions failed when sell orders exceeded buy orders. When these auctions failed to clear, default interest rates went into effect.  The underlying assets of the SLARS we hold, including the securities for which auctions have failed, are student loans which are guaranteed by the U.S. Department of Education for 97% of the loan and interest due.

In early October 2009, we received and accepted an “invitation to offer” from one of the four SLARS issuers, the result of which was the redemption of a portion of our position at an 11% discount to the $1.0 million par value.  As a result of the tender offer and subsequent redemption of that SLARS position, we recorded $15,000 of impairment expense in the third quarter of 2009 related to this security.

We have filed a claim with the Financial Industry Regulatory Authority (FINRA) against the broker that sold us the $4.0 million par value of SLARS. The FINRA claim is currently in arbitration and the results of the binding arbitration will not be known until the arbitration panel issues its decision which is expected sometime in November 2009. Short of the panel’s decision providing a settlement in full for our outstanding position, the principal amount of these securities, other than the $890,000 redeemed in October 2009, will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures.

Management believes that the working capital and borrowing capacity available to the Partnership excluding the funds invested in SLARS will be sufficient to meet cash requirements for at least the next 12 months.

8.
ASC 820 Fair Value Measurements and Disclosures (FASB Statement No. 157 Fair Value Measurement (SFAS No. 157)) was followed to determine the fair value of the Partnership’s investments. ASC 820 (SFAS No. 157) defines a hierarchy of three levels of evidence used to determine fair value:

•	Level 1 - quoted prices for identical assets/liabilities in active markets
•	Level 2 - quoted prices in a less active market, quoted prices for similar but not identical assets/liabilities, inputs other than quoted prices
•	Level 3 - significant unobservable inputs including the Partnership’s own assumptions in determining the fair value of investments

Under current credit market conditions, there is no market for SLARS, thus limiting available Level 1 inputs for use in determining a market value to a recent tender offer. SLARS are unique and there are no actively traded markets that one can observe to determine a value for the SLARS unless a tender offer is received. The tender offer was evidence of a determinable price for one of four SLARS holdings, resulting in a transfer of that holding from Level 3 to Level 1.  The following table provides the fair value measurements of applicable Partnership financial assets according to the levels defined in ASC 820 (SFAS No. 157) as of September 30, 2009 and December 31, 2008:

	September 30, 2009
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$37,692	$-	$-	$37,692
Auction rate securities, current	890	-	-	890
Auction rate securities, non-current	-	-	2,741	2,741
Total financial assets at fair value	$38,582	$-	$2,741	$41,323

	December 31, 2008
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$17,978	$-	$-	$17,978
Auction rate securities, non-current	-	-	3,619	3,619
Total financial assets at fair value	$17,978	$-	$3,619	$21,597

For the remaining portfolio, we identified market interest rates for similar securities, performed a discounted cash flow calculation using these alternative interest rates and considered the impact of illiquidity as well as the “invitation to offer” on the value of the securities. This method represents a Level 3 input, and represents the best evidence we have to indicate value under current market conditions.  The table below summarizes the change in the condensed consolidated balance sheet carrying value associated with Level 3 financial assets for the nine months ended September 30, 2009 and 2008:

Activity for Securities Valued Using Level 3 Inputs	2009	2008
Balance at December 31, 2008 and 2007	$3,619	$-
Transfers into Level 3	-	15,850
Transfers out of Level 3	(890)	-
Redemptions	(25)	(5,000)
Unrealized losses included in statement of operations	(75)	(293)
Total unrealized gain (loss) included in other comprehensive loss	109	(1,302)
Realized gain included in statement of operations	3	-
Balance at September 30,	$2,741	$9,255

Total comprehensive income for the three-month period ended September 30, 2009 is $648,000 which includes net income for the quarter offset by the unrealized loss of $32,000 on SLARS compared to total comprehensive loss of $734,000 for the comparable period in 2008.  Total comprehensive loss for the nine-month period ended September 30, 2009 is $498,000 which consists of net loss of $607,000 offset by the unrealized gain of $109,000 on the SLARS portfolio versus total comprehensive income of $367,000 for the nine-month period in 2008 which consists of net income of $1.7 million and a temporary asset impairment charge of $1.3 million on the SLARS portfolio.

9.
The Partnership has two general partners: Pope MGP, Inc. and Pope EGP, Inc. In total, these two entities own 60,000 partnership units. The allocation of distributions and income (loss) between the general and limited partners is pro rata among all units outstanding.

10.
In the presentation of the Partnership’s revenue and operating income by segment all intersegment revenue and expense is eliminated to determine externally reported operating income by business segment.  The table that follows reconciles internally reported income from operations to externally reported income (loss) from operations by business segment, for the quarters and nine-month periods ended September 30, 2009 and 2008:

	Fee Timber			Timberland
Three Months Ended	Pope Resources	Timber	Total	Management &	Real
September 30, (Thousands)	Timber	Funds	Fee Timber	Consulting	Estate	Other	Consolidated
2009
Revenue internal	$2,905	$3	$2,908	$269	$3,726	$-	$6,903
Eliminations	(46)	-	(46)	(230)	(12)	-	(288)
Revenue external	2,859	3	2,862	39	3,714	-	6,615

Cost of timber and land sold	(1,752)	-	(1,752)	-	(194)	-	(1,946)

Operating, general and
administrative expenses internal	(689)	(302)	(991)	(252)	(806)	(790)	(2,839)
Eliminations	12	221	233	55	-	-	288
Operating, general and
administrative expenses external	(677)	(81)	(758)	(197)	(806)	(790)	(2,551)

Income (loss) from operations
internal	464	(299)	165	17	2,726	(790)	2,118
Eliminations	(34)	221	187	(175)	(12)	-	-
Income (loss) from operations
external	$430	$(78)	$352	$(158)	$2,714	$(790)	$2,118

2008
Revenue internal	$4,350	$1,944	$6,294	$576	$950	$-	$7,820
Eliminations	(53)	-	(53)	(321)	(10)	-	(384)
Revenue external	4,297	1,944	6,241	255	940	-	7,436

Cost of timber and land sold external	(1,927)	(2,164)	(4,091)	-	(76)	-	(4,167)

Operating, general and
administrative expenses internal	(1,038)	(480)	(1,518)	(474)	(928)	(1,022)	(3,942)
Eliminations	10	275	285	96	3	-	384
Operating, general and
administrative expenses external	(1,028)	(205)	(1,233)	(378)	(925)	(1,022)	(3,558)

Income (loss) from operations
internal	1,385	(700)	685	102	(54)	(1,022)	(289)
Eliminations	(43)	275	232	(225)	(7)	-	-
Income (loss) from operations
external	$1,342	$(425)	$917	$(123)	$(61)	$(1,022)	$(289)

	Fee Timber			Timberland
Nine Months Ended	Pope Resources	Timber	Total	Management &	Real
September 30, (Thousands)	Timber	Funds	Fee Timber	Consulting	Estate	Other	Consolidated
2009
Revenue internal	$10,254	$4	$10,258	$1,182	$4,609	$-	$16,049
Eliminations	(121)	-	(121)	(632)	(36)	-	(789)
Revenue external	10,133	4	10,137	550	4,573	-	15,260

Cost of timber and land sold	(5,672)	-	(5,672)	-	(354)	-	(6,026)

Operating, general and
administrative expenses internal	(2,203)	(891)	(3,094)	(883)	(2,158)	(2,535)	(8,670)
Eliminations	36	623	659	130	-	-	789
Operating, general and
administrative expenses external	(2,167)	(268)	(2,435)	(753)	(2,158)	(2,535)	(7,881)

Income (loss) from operations
internal	2,379	(887)	1,492	299	2,097	(2,535)	1,353
Eliminations	(85)	623	538	(502)	(36)	-	-
Income (loss) from operations
external	$2,294	$(264)	$2,030	$(203)	$2,061	$(2,535)	$1,353

2008
Revenue internal	$17,252	$4,799	$22,051	$1,477	$2,436	$-	$25,964
Eliminations	(162)	-	(162)	(744)	(30)	-	(936)
Revenue external	17,090	4,799	21,889	733	2,406	-	25,028

Cost of timber and land sold external	(7,763)	(4,823)	(12,586)	-	(549)	-	(13,135)

Operating, general and
administrative expenses internal	(2,730)	(1,141)	(3,871)	(1,387)	(2,624)	(2,916)	(10,798)
Eliminations	30	696	726	210	-	-	936
Operating, general and
administrative expenses external	(2,700)	(445)	(3,145)	(1,177)	(2,624)	(2,916)	(9,862)

Income (loss) from operations
internal	6,759	(1,165)	5,594	90	(737)	(2,916)	2,031
Eliminations	(132)	696	564	(534)	(30)	-	-
Income (loss) from operations
external	$6,627	$(469)	$6,158	$(444)	$(767)	$(2,916)	$2,031

11.
On September 25, 2009 the Partnership entered into a new $9.8 million term loan agreement with Northwest Farm Credit Services, PCA (NWFCS).  Proceeds from this new term loan were used both to retire a term loan from John Hancock Life Insurance Company (JHLIC) due in April 2011 and fund a prepayment premium due on retirement of that timberland mortgage.  Following funding of the new term loan and retirement of one of the Partnership’s two JHLIC term loans, the Partnership now has two term loans outstanding with staggered maturity dates as follows:

Long-term debt (in thousands):	Sep-09	Dec-08
Mortgage payable to JHLIC, interest at 9.65%, collateralized by timberlands with monthly interest payments and annual principal payments. Matures in April 2011.	$-	$9,019

Mortgage payable to JHLIC, interest at 7.63%, collateralized by timberlands with monthly interest payments and annual principal payments. Matures in April 2011.	19,303	20,053

Mortgage payable to NWFCS, interest at 6.4%, collateralized by timberlands with monthly interest-only payments. Matures in September 2019.	9,800	-

Other	394	514
	$29,497	$29,586

As of September 30, 2009 and December 31, 2008, the Partnership’s fixed-rate debt outstanding had a fair value of approximately $30.7 million and $31.4 million, respectively.

The Partnership’s debt agreements contain covenants with which the Partnership is in compliance as of September 30, 2009.

In connection with the new term loan, the limit on the Partnership’s revolving line of credit with Northwest Farm Credit Services was reduced from $40 million to $35 million.

12.
In early October 2009, ORM Timber Fund II, Inc. (Fund II) completed two timberland acquisitions totaling $34 million, of which Pope Resources’ co-investment was $6.8 million.  Financing activities in the Statements of Cash Flows includes $27.4 million received following a Fund II capital call for the acquisition of these properties in October.  Investing activities in the Statements of Cash Flows includes a $1.9 million deposit paid in the third quarter for these fourth quarter acquisitions.

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

EXECUTIVE OVERVIEW

Pope Resources, A Delaware Limited Partnership (“we” or the "Partnership"), was organized in late 1985 as a result of a spin-off by Pope & Talbot, Inc. (“P&T”). We are engaged in three primary businesses. The first, and by far most significant segment in terms of owned assets, revenues, income and operations, is the Fee Timber segment. This segment includes timberlands owned directly by the Partnership and operations of ORM Timber Fund I, LP (“Fund I”) and ultimately ORM Timber Fund II, Inc. (“Fund II”), collectively the (“Funds”). Operations in this segment consist of growing timber to be harvested as logs for sale to domestic manufacturers and to a lesser extent export brokers. The second most significant business in terms of total assets owned is the development and sale of real estate. Real Estate activities primarily take the form of securing permits, entitlements, and, in some cases, installing infrastructure for raw land development and then realizing that land’s value through the sale of larger parcels to buyers who will take the land further up the value chain, either to home buyers or to operators and lessors of commercial property. Since these land projects span multiple years, the Real Estate segment may incur losses for multiple years while a project is developed until that project is sold resulting in operating income. Our third business segment, Timberland Management & Consulting, consists of raising investment capital from third parties for investment in timberland through private equity timber funds like the Funds and providing timberland management and related services for a fee to the Funds, as well as for other third party owners of timberland.

Our current strategy for adding timberland acreage is centered on our private equity timber fund business model. For example, in March 2009 we completed the final close for Fund II with $84 million of committed capital including Pope Resources’ 20% co-investment. In early October 2009, Fund II closed on its first two timberland acquisitions representing 41% of its committed capital.  Our 20% co-investment in the Funds affords us a share of the Funds’ operations while allowing us to earn asset management and timberland management fees. Management also believes that this strategy allows us to maintain more sophisticated expertise in timberland acquisition, valuation, and management than could be cost-effectively maintained for the Partnership’s timberlands alone. Our Real Estate challenges center around how and when to “harvest” a parcel of land and capture the optimum value increment by selling the property.

During periods in which the U.S. and, to a much lesser extent, Asian residential real estate markets perform poorly, we tend to recognize diminishing financial performance in both our Fee Timber and Real Estate segments. In Fee Timber, declines in building construction affect log prices and volumes directly.  As discussed below in greater detail, we often further reduce our harvest during these periods so as to avoid liquidating our timber assets at low prices, an opportunity afforded to us by our relatively low leverage and our relatively low-cost operating model. Land held for sale in western Washington by our Real Estate segment is suitable primarily for residential and commercial building sites and the market for this product suffers along with regional and national markets, producing a decline in our sales.

During the first nine months of 2009, we purchased  95,372 units for an aggregate purchase price of $1.8 million and a weighted average unit purchase price of $19.11 bringing the total repurchase program to 110,624 units for a total of $2.1 million, yielding a weighted average unit purchase price of $19.16.

RESULTS OF OPERATIONS

The following table reconciles and compares key revenue and cost elements that impact our net income for each of the quarter and nine month periods ended September 30, 2009 to September 30, 2008. In addition to the table’s detailed numeric analysis, the explanatory text that follows the table describes many of these changes by business segment.

		Nine
	Quarter	Months
	Ended	Ended
	September 30,	September 30,
Net income (loss) attributable to unitholders:
2009 period	$920	$104
2008 period	(23)	2,601
Variance	$943	$(2,497)
Detail of earnings variance:
Fee Timber:
Log price realizations (A)	$(645)	$(2,344)
Log volumes (B)	(2,596)	(6,689)
Depletion	1,257	1,962
Production costs	1,081	2,747
Other Fee Timber	326	184
Total Fee Timber	(577)	(4,140)
Timberland Management & Consulting (TM&C):
Management fee changes	(187)	(109)
Other TM&C	164	362
Total Timberland Management & Consulting (TM&C)	(23)	253
Real Estate:
Land sales	2,605	2,152
Timber depletion on HBU sale	20	146
Other Real Estate	150	530
Total Real Estate	2,775	2,828
General & administrative costs	232	381
Net interest expense	(1,367)	(1,819)
Other (taxes, noncontrolling int., impairment)	(97)	-
Total change in net income (loss) attributable to Pope Resources' Unitholders	$943	$(2,497)

(A) Price variance calculated by applying the change in price to current period volume.
(B) Volume variance calculated by applying the change in sales volume to the average log sales price for the prior period.

Fee Timber

Fee Timber results include operations from 114,000 acres of fee timber owned by the Partnership and 24,000 acres of fee timber owned by the Funds.  Fee Timber revenue is earned primarily from the harvest and sale of logs from these timberlands all of which are located in western Washington and, to a lesser extent, from leasing cellular communication towers and selling gravel and other resources from our timberlands. Revenue from the sale of timberland tracts will also appear in results for this segment on the relatively infrequent occasions when those transactions occur. Our Fee Timber revenue is driven primarily by the volume of timber harvested which is generally expressed in thousand board feet (MBF) or million board feet (MMBF), and Fee Timber expenses, which consist predominantly of depletion, harvest and transportation costs, vary directly and roughly proportionately with harvest volume and the resulting revenues.  Harvest activities from the timberland owned by our timber funds are consolidated into this discussion of operations.

Planned Harvest for 2009.  We began 2009 with a plan to harvest 37 MMBF representing a nearly 30% harvest volume deferral from the estimate of our long-term sustainable harvest of 52 MMBF, which includes 8 MMBF of harvest from properties of the Funds. As 2009 has progressed, we have deferred additional volume from our original plan owing to protracted weakness in log markets, and we are now estimating our annual harvest for 2009 will be closer to 32 MMBF.  We continue to monitor log markets closely and may adjust harvest volume from the current plan as log markets continue to change.

We consider a number of factors in evaluating our harvest plans, including current log market conditions, harvest costs, age of the timber, expected growth rate for stands that are being considered for deferral, and future log price expectations.  As 2009 progressed and log prices declined from the already low levels that existed at the end of 2008, we reviewed our harvest plan and have made adjustments. These adjustments included an additional deferral of harvest volume that we had originally planned to harvest in 2009 from Fund I and substitution of harvest units that contained a higher mix of pulp logs to both better match current log market conditions and to preserve future values in stands with a heavier mix of higher valued sawlogs.  We anticipate the decision to defer harvest volume will produce an economic benefit due to both log price improvement and biologic growth of the timber left on the stump.

When discussing our Fee Timber operations, we compare current results to both the previous quarter and the corresponding quarter of the prior year. These comparisons offer an understanding of trends in market price and harvest volumes that affect Fee Timber results of operations. Revenue and operating income (loss) for the Fee Timber segment for the quarters ended September 30, 2009, June 30, 2009 and September 30, 2008 are as follows:

($ Million) Quarter Ended	Log Sale Revenue	Mineral, Cell Tower & Other Revenue	Total Fee Timber Revenue	Operating Income/(loss)	Harvest Volume (MBF)
Pope Resources Timber	$2.5	$0.4	$2.9	$0.4	6,396
Fund I	-	-	-	(0.1)	-
Total Fee Timber September 30, 2009	$2.5	$0.4	$2.9	$0.3	6,396

Pope Resources Timber	$2.4	$0.4	$2.8	$0.4	7,120
Fund I	-	-	-	(0.1)	-
Total Fee Timber June 30, 2009	$2.4	$0.4	$2.8	$0.3	7,120

Pope Resources Timber	$3.8	$0.5	$4.3	$1.3	7,373
Fund I	1.9	-	1.9	(0.4)	4,332
Total Fee Timber September 30, 2008	$5.7	$0.5	$6.2	$0.9	11,705

Comparing Q3 2009 to Q2 2009. Fee Timber revenue and operating income for the third quarter 2009 are flat compared to the second quarter of 2009, with a $50/MBF increase in average log price realized offset by a 724 MBF decline in harvest volume in the third quarter compared to the second quarter of 2009.

Comparing Q3 2009 to Q3 2008. Fee Timber revenue and operating income for the third quarter 2009 are $3.3 million and $565,000 lower, respectively, than the comparable period in the prior year.  The decline in revenue consists of a $3.2 million decrease in log revenue combined with a $134,000 decline in other revenue.   The decline in log revenue is due to a 5.3 MMBF, or 45%, decrease in harvest volume and a $101/MBF, or 21%, decline in average log price realized. A portion of this log price decline is due to our decision to harvest lower valued stands in the third quarter of 2009 compared to those we harvested a year earlier. As a result, our pulpwood percentage doubled from 22% of total harvest volume in 2008 to 44% in 2009.  Operating income decreased due to the $3.2 million decline in log revenue, offset by a reduction in cost of sales and operating costs.

Revenue and operating income for the Fee Timber segment for the nine-month periods ended September 30, 2009 and 2008 were as follows:

($ Million) Nine Months Ended	Log Sale Revenue	Mineral, Cell Tower & Other Revenue	Total Fee Timber Revenue	Operating Income/(loss)	Harvest Volume (MBF)
Pope Resources Timber	$9.1	$1.1	$10.1	$2.3	22,261
Fund I	-	-	-	(0.3)	-
Total Fee Timber September 30, 2009	$9.1	$1.1	$10.1	$2.0	22,261

Pope Resources Timber	$15.7	$1.4	$17.1	$6.6	30,429
Fund I	2.4	2.4	4.8	(0.5)	5,246
Total Fee Timber September 30, 2008	$18.1	$3.8	$21.9	$6.1	35,675

Comparing YTD 2009 vs. YTD 2008. The decline in Fee Timber revenue and operating income for the current nine-month period relative to the comparable period in 2008 is primarily attributable to a  13.4 MMBF, or 38%, decrease in harvest volume and a $100/MBF, or 20%, decline in average log price realized. The decrease in 2009 harvest volume over 2008 is due to weak log markets which have caused us to reduce harvest levels in 2009 below our estimated long-term sustainable harvest level of 52 MMBF.  We originally planned to harvest 37 MMBF in 2009 representing nearly a 30% volume deferral but as 2009 progressed and log markets weakened below the levels that we had forecasted we are currently planning to harvest 32 MMBF in 2009.

 ORM Timber Funds.  The Funds are consolidated into our financial statements. Fund II acquired its first properties in early October 2009 and, as a result, only Fund I has operating results to include in the Fee Timber discussion herein. The 80% of these Funds owned by third parties is reflected in our Statement of Operations under the caption “Noncontrolling interest-ORM Timber Funds.” Fund I generated $3,000 of revenue in the third quarter of 2009, compared with no revenue generated in the second quarter of 2009 and $1.9 million in the third quarter of 2008. The Funds incurred operating losses of $299,000, $313,000, and $700,000 in the quarters ended September 30, 2009, June 30, 2009, and September 30, 2008, respectively.  Operating losses of the Funds are calculated before elimination of management fees paid to Olympic Resource Management LLC (ORM LLC) of $221,000, $198,000, $275,000 in the quarters ended September 30, 2009, June 30, 2009 and September 30, 2008, respectively.

Revenue generated by Fund I for the nine months ended September 30, 2009 was $4,000 compared to $4.8 million for the comparable prior year due to revenue generated by the 2008 conservation easement sale and modest log sales that did not recur in 2009. The Funds incurred operating losses of $887,000 and $1.2 million in the periods ended September 30, 2009 and 2008, respectively.  Operating losses of the Funds are calculated before elimination of management fees paid to ORM LLC of $623,000 and $696,000 in the nine-month periods ended September 30, 2009 and 2008, respectively.

Log Volume

The Partnership harvested the following log volumes by species from its timberlands, including Fund I, for the quarters ended September 30, 2009, June 30, 2009 and September 30, 2008 and the nine-month periods ended September 30, 2009 and 2008:

Log sale volumes (MBF):	Quarter Ended
Sawlogs	Sep-09	% Total	June-09	% Total	Sep-08	% Total
Douglas-fir	2,527	40%	4,953	70%	7,279	62%
Whitewood	282	4%	207	3%	1,293	11%
Cedar	434	7%	180	2%	281	3%
Hardwood	310	5%	271	4%	274	2%
Pulp
All Species	2,843	44%	1,509	21%	2,578	22%
Total	6,396	100%	7,120	100%	11,705	100%

Comparing Quarterly Harvest Levels. For the quarter ended September 30, 2009 we harvested 20% of our revised annual harvest plan for 2009 of 32 MMBF as compared to 22% for the quarter ended June 30, 2009 and 31% of our actual annual harvest for the comparable quarter in the prior year. As discussed in more detail below, in the third quarter of both 2008 and 2009, we harvested a relatively high proportion of volume from low-quality timber stands to sell logs into the pulp market, which has not weakened quite as dramatically in relative terms as the domestic sawlog market and acts to preserve asset value in higher quality stands.  Logs sold as pulp are generally lower quality logs that are manufactured into wood chips by the buyer.  Sawlogs are of a higher quality and primarily used to manufacture lumber or plywood.

Log sale volumes (MBF):	Nine Months Ended
Sawlogs	Sep-09	% Total	Sep-08	% Total
Douglas-fir	15,010	67%	23,405	66%

Whitewood	554	3%	3,035	8%
Cedar	678	3%	741	2%
Hardwood	700	3%	926	3%
Pulp
All Species	5,319	24%	7,568	21%
Total	22,261	100%	35,675	100%

Comparing Year-To-Date Harvest Levels. For the nine months ended September 30, 2009, we have harvested 70% of our revised annual harvest plan of 32 MMBF, compared to the first nine months of 2008, when we harvested 94% of the total actual annual harvest of 38 MMBF. As previously reported, our 2009 timber harvest volume has been reduced from our long-term sustainable level of 52 MMBF. The original plan to harvest 37 MMBF in 2009 has been revised to 32 MMBF as management acts to preserve the Partnership’s asset value during this period of declining log and lumber prices, which result primarily from the condition of domestic and overseas housing markets.  We plan to harvest this deferred volume when log markets improve.  We would generally expect the proportion of harvest going to pulp markets to average between 10% and 15%.  However, in 2009 and 2008 we have concentrated our harvest on lower quality timber stands to sell logs into pulp markets which have not been as dramatically impacted as other log markets by the downturn in housing. As such, pulp logs represent a relatively higher-than-normal proportion of harvest volume for both 2009 and 2008. This shift in weighting of our sort mix does lower the average realized price per MBF below what it would otherwise be.

Log Prices

While harvest volume is largely within management’s control, one additional factor that impacts Fee Timber income is the price we realize upon selling our logs. Logs from the Partnership’s tree farms serve a number of different domestic and export markets but the core market through which most of the demand for our logs is generated is the domestic residential construction market.  During this recessionary period, residential construction has been particularly hard hit, as demonstrated by the dramatic decrease in sawlog prices in 2009 versus 2008.  In response to these market conditions we have directed harvest to lower value pulp stands to preserve stands with higher value sawlogs until the residential construction market returns. We realized the following log prices from our fee timberlands for the quarters ended September 30, 2009, June 30, 2009 and September 30, 2008 and the nine-month periods ended September 30, 2009 and 2008:

	Quarter Ended
	Sep-09	June-09	Sep-08
Average price realizations (per MBF):
Sawlogs
Douglas-fir	$393	$343	$520
Whitewood	279	290	387
Cedar	832	867	1,277
Hardwood	439	430	593
Pulp
All Species	321	247	357
Overall	388	338	489

	Nine Months Ended
	Sep-09	Sep-08
Average price realizations (per MBF):
Sawlogs
Douglas-fir	$434	$538
Whitewood	286	413
Cedar	839	1,246
Hardwood	442	641
Pulp
All Species	283	361
Overall	407	507

Douglas-fir: Douglas-fir is noted for its structural characteristics that make it generally preferable to other softwoods and hardwoods for the production of construction grade lumber and plywood. Demand and price for Douglas-fir sawlogs is very dependent upon the level of new home construction. Construction starts leveled off and began to show signs of improvement that carried through the third quarter; however, the export market continued to fluctuate.  We have experienced a $127/MBF, or 24%, drop in Douglas-fir sawlog prices in the third quarter of 2009 from the comparable period in 2008 and a $50/MBF, or 15%, increase from the second quarter of 2009.   For the nine-month period ended September 30, 2009 the price realized is off $104/MBF, or 19%, from the comparable nine-month period in 2008, also a result of the aforementioned weak domestic housing starts and weak repair and remodel market.

Whitewood: “Whitewood” is a term used to describe several softwood species, but for us primarily refers to western hemlock. Though generally considered to be of a lower quality than Douglas-fir, these logs are also used for manufacturing construction grade lumber and plywood. In the third quarter of 2008, export and domestic whitewood markets were depressed by an influx of storm-damaged whitewood that entered the market following salvage operations of logs from a coastal Washington storm late in 2007.  The market for whitewood sawlogs continued to be very weak for the remainder of 2008 and into 2009. The average price realized on whitewood declined $11/MBF, or 4%, in the third quarter of 2009 versus second quarter of 2009 and $108/MBF, or 28%, off from the comparable period in 2008. These same factors served to bring down the average price realized for the year-to-date period ended September 30, 2009 by $127/MBF, or 31%, from the same year-to-date period in 2008.

Cedar: Cedar is a minor component in most upland timber stands and is generally used for outdoor applications such as fencing, siding and decking. Although there is a link between demand for these products and housing starts, this link is not as strong as with most other softwood species. Cedar prices decreased by $35/MBF, or 4%, in the three-month period ended September 30, 2009 versus the second quarter of 2009.  The relatively modest decline reflects the seasonal nature of demand for cedar logs which is generally centered-around the summer months.  On a year-over-year basis cedar prices declined $445/MBF, or 35%, which reflects the decrease in home remodeling activity. The weak economic conditions also drove down our average year-to-date price realized on cedar through September 30, 2009 by $407/MBF, or 33%, from the comparable nine-month period ended September 30, 2008.

Hardwood: “Hardwood” can refer to many different species, but on our tree farms primarily consists of red alder. The local mills that process red alder sawlogs are using the resource to manufacture lumber for use in furniture and cabinet construction. In past years, the price realized from the sale of red alder sawlogs increased in connection with relatively limited supply, coupled with increased demand as a result of new mills focused on hardwood lumber production in the Pacific Northwest. However, demand for alder lumber has been blunted as users have substituted other species in the face of higher alder prices. The effect of this substitution, combined with weakness in demand for end-use products, has translated to lower prices.  In the third quarter 2009 hardwood log prices increased a modest $9/MBF, or 2%, versus the second quarter of 2009 and decreased $154/MBF, or 26%, versus the comparable quarter in 2008. For the nine months ended September 30, 2009, average price realized decreased $199/MBF, or 31%, from the comparable period in 2008 for these same reasons. Hardwood represents a relatively minor species in our sales and timber inventory mix.

Pulp: Pulp is a lower quality log of any species that is manufactured into wood chips. These chips are used primarily to make a full range of pulp and paper products from unbleached linerboard used in paper bags and cardboard boxes to fine paper and specialty products. The pulpwood market was strong in 2008 as a direct result of sawmills taking significant downtime to deal with the beginnings of the current housing slowdown.  Sawmills provide the bulk of the chips used by pulp manufacturers, so curtailed sawmill production helped to push up the price of pulp logs sold directly to pulp mills. This serves to explain why year-to-date pulp prices for the period ended September 30, 2009 were down $78/MBF, or 22%, from the comparable period in 2008.  For the quarter ended September 30, 2009, pulp prices were up 30% over the second quarter of 2009 as pulp mills had a marginal uptick in demand in response to declining inventories. When compared to the same quarter in 2008, pulp prices were off $36/MBF, or 10%, for the period ended September 30, 2009.  The decline in pulp prices results from a drop in demand for the end products that are manufactured from pulp in the face of overall economic weakness.

Customers
The table below categorizes timber sold by customer type for the quarters ended September 30, 2009, June 30, 2009 and September 30, 2008 and for the nine-month periods ended September 30, 2009 and 2008 (volumes in MBF):

	Q3 2009		Q2 2009		Q3 2008
Destination	Volume	Price	Volume	Price	Volume	Price
Domestic mills	3,387	$436	5,430	$355	7,263	$507
Export brokers	166	551	181	588	1,864	600
Pulp	2,843	321	1,509	247	2,578	357
Total	6,396	$388	7,120	$338	11,705	$489

Comparing Quarterly Performance. Volume sold to domestic lumber mills represented 53% of the production volume in the third quarter of 2009 versus 76% in the second quarter of 2009 and 62% in the comparable quarter of 2008.  The decrease in volume sold to domestic lumber mills resulted from an uptick in the pulp market in the third quarter of 2009 over the second quarter.  The pulp market received 44% of our production volume in the third quarter of 2009 versus 21% and 22% in the second quarter of 2009 and third quarter of 2008, respectively. The export market remained flat with export brokers making up 3% of third quarter 2009 sales volume as they did in the second quarter of 2009.  Export brokers received 16% of the sales volume for the comparable period in 2008.  Demand from the export market is relatively strong for high quality logs but the price offered is influenced by the domestic market which is extraordinarily weak.  As we have altered our harvest to lower quality stands we are harvesting fewer logs in 2009 that are suitable for the export market.

	Nine Months Ended
	30-Sep-09		30-Sep-08
Destination	Volume	Price	Volume	Price
Domestic mills	14,511	$412	21,988	$535
Export brokers	2,431	647	6,119	586
Pulp	5,319	283	7,568	361
Total	22,261	$407	35,675	$507

Comparing Year-To-Date Performance. For the year-to-date period ended September 30, 2009, volumes sold to domestic mills increased to 65% from 62% for same period in 2008 while volumes sold to export brokers declined to 11% from 17%.  The increase in export pricing in 2009 is driven by a change in the mix of logs sold into this market.  Logs sold into the export market in 2009 were primarily high-quality Douglas-fir sawlogs destined for Japan.  In 2008 most of the logs sold to the export market were lower valued whitewood sawlogs bound for Korea. This switch in markets between years was driven in part by a relatively stronger Japanese Yen in 2009 compared to 2008.  Pulp volumes as a proportion of total volume increased slightly in the nine-month period ended September 30, 2009 to 24% from 21% in the comparable period of 2008.  The increase in log volume sold to pulp mills is attributed to our efforts to conserve higher quality sawlogs during this period of price weakness.

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

Fee Timber cost of sales for the quarters ended September 30, 2009, June 30, 2009 and September 30, 2008, and the nine-month periods ended September 30, 2009 and 2008, respectively, are as follows, with the first table expressing these costs in total dollars and the second table expressing the costs on a per unit of production basis:

($ Million) Quarter Ended:	Harvest, Haul and Other	Depletion	Total Cost of Sales
September 30, 2009	$1.3	$0.4	$1.7
June 30, 2009	1.3	0.4	1.7
September 30, 2008	2.4	1.7	4.1

Quarter Ended:	Harvest, Haul and Other per MBF	Depletion per MBF	Total Cost of Sales per MBF
September 30, 2009	$209	$65	$274
June 30, 2009	177	65	242
September 30, 2008	206	143	349

Comparing Q3 2009 to Q2 2009. Cost of sales remained flat at $1.7 million in the third quarter of 2009 relative to the second quarter of 2009 even though harvest volume decreased from 7.1 MMBF in the second quarter of 2009 to 6.4 MMBF in the third quarter of 2009.  Harvest and haul costs per MBF increased $32/MBF in the third quarter of 2009 relative to the second quarter of 2009.  This was primarily due to harvest on lower quality pulp stands that contained less volume per acre, thus increasing harvest costs as well the relative distance to market. Harvest costs vary based upon the physical site characteristics of the specific acres harvested during the period. For example, difficult-to-access sites or those located on steep hillsides are more expensive to harvest. Furthermore, haul costs vary based upon the distance between the harvest area and the mill customer’s location.

Comparing Q3 2009 to Q3 2008. Cost of sales declined $2.4 million in the third quarter of 2009 from the same period in 2008 as a result of a 45% decline in harvest from 11.7 MMBF in the third quarter of 2008 to 6.4 MMBF in the third quarter of 2009.  Average harvest and haul costs per MBF in the current quarter remained flat when compared to the same period in 2008.  Depletion costs decreased $78/MBF in the first nine months of 2009 relative to the same period in 2008 in the absence of harvest from Fund I tree farms, which have a separate depletion pool that contains a higher cost per unit of merchantable volume.

($ Million) Nine Months Ended:	Harvest, Haul and Other	Cost of Conservation Easement Sale	Depletion	Total Cost of Sales
September 30, 2009	$4.2	$-	$1.5	$5.7
September 30, 2008	7.0	2.2	3.4	12.6

Nine Months Ended:	Harvest, Haul and Other per MBF	Depletion per MBF	Total Cost of Sales per MBF (excluding Cost of Conservation Easement Sale)
September 30, 2009	$190	$65	$255
September 30, 2008	195	96	291

Comparing YTD 2009 vs. YTD 2008.  Cost of sales in the nine-month period ended September 30, 2009 was $6.9 million less than the comparable nine-month period in 2008 as a result of a decline in harvest volume of 13 MMBF and $2.2 million of costs related to the Fund I conservation easement sale completed in the second quarter of 2008.

Depletion expense for the quarters ended September 30, 2009, June 30, 2009 and September 30, 2008 and the nine-month periods ended September 30, 2009 and 2008 was calculated as follows:

	Quarters Ended
	Sep-09	June-09
	Pooled	Pooled
Volume harvested (MBF)	6,396	7,120
Rate/MBF	$65	$65
Depletion expense ($000's)	$416	$464

	Quarter Ended September 30, 2008
	Pooled	Timber Fund	Combined
Volume harvested (MBF)	7,373	4,332	11,705
Rate/MBF	$64	$276	$143
Depletion expense ($000's)	$475	$1,197	$1,672

Nine Months Ended September 30, 2009
Pooled
Volume harvested (MBF)	22,261
Rate/MBF	$65
Depletion expense ($000's)	$1,449

	Nine Months Ended September 30, 2008
	Pooled	Timber Fund	Combined
Volume harvested (MBF)	30,429	5,246	35,675
Rate/MBF	$65	$276	$96
Depletion expense ($000's)	$1,964	$1,446	$3,410

The separate depletion pool for 2008 represents harvest from timberlands owned by Fund I. The separate depletion pool carries a higher depletion rate than our combined pool for the Hood Canal and Columbia tree farms. The combined depletion pool consists primarily of historical timber cost that has been owned by the Partnership for many decades, as well as the Columbia property that was acquired in 2001. The separate depletion pool for Fund I timber volume consists of timber acquired at a higher overall cost in the fourth quarter of 2006 and, therefore, carries a higher depletion rate.

Operating Expenses

Fee Timber operating expenses for the quarter ended September 30, 2009 were $758,000 compared to $719,000 and $1.2 million for the quarters ended June 30, 2009 and September 30, 2008, respectively. Operating expenses for the nine-month periods ended September 30, 2009 and September 30, 2008 were $2.4 and $3.1 million, respectively. Operating expenses include management, silviculture and the cost of both maintaining existing roads and building temporary roads required for harvest activities. The decline in operating expenses in 2009 reflects management’s cost reduction efforts in response to weak log markets.

Timberland Management & Consulting

The Timberland Management & Consulting segment develops timberland property investment portfolios on behalf of the Funds. In addition we provide our timberland management services to third-party owners of timberland.  As of September 30, 2009, the Timberland Management & Consulting segment managed approximately 24,000 acres for Fund I. Up until July 2009, we had been providing timberland management services to Cascade Timberlands LLC (Cascade) since January of 2005.  When we began providing services under this management contract Cascade owned 522,000 acres.  Acreage under management has declined over the years as the result of sales by Cascade to third parties such that as of the beginning of 2009 we were managing 267,000 acres in eastern Oregon.  Our management contract for Cascade was terminated in July 2009 as a result of the decline in acreage under management combined with a significant reduction in harvest activities related to weak log markets. Timberland Management & Consulting revenue includes $0.4 million of revenue generated during the first seven months of 2009 that will not recur as a result of the termination of this contract.

Revenue and operating loss for the Timberland Management & Consulting segment for the quarters and nine-month periods ended September 30, 2009 and 2008 were as follows:

($ Thousand) Quarter Ended	Revenue	Operating loss
September 30, 2009	$39	$(158)
September 30, 2008	$255	$(123)

($ Thousand) Nine Months Ended	Revenue	Operating loss
September 30, 2009	$550	$(203)
September 30, 2008	$733	$(444)

Comparing Q3 2009 to Q3 2008. Revenue in the third quarter of 2009 declined $216,000 versus the comparable period in 2008 as result of the termination of the Cascade contract in 2009.  Operating income remained flat in the third quarter when compared to the second quarter of 2008 due in large part to the reduction of expenses resulting from the formation of Fund II in 2008 and to a lesser extent a decline in expenses resulting from the cost-cutting effort that begin in the second quarter of 2009.

Comparing YTD 2009 vs. YTD 2008. Revenue for the nine-month period ending September 30, 2009 was $183,000 lower than revenue in the comparable nine-month period in 2008, however the operating loss declined $241,000 in the nine months ended September 30, 2009 compared to the same period in 2008. This pattern is also due to a reduction in expenses associated with formation of Fund II as well as cost-cutting efforts within the segment.

Revenue and expense incurred through the management of Fund I is accounted for within this segment but eliminated as a result of the consolidation of Fund I in our financial statements.  We generated $230,000 and $321,000 of revenue in the quarters ended September 30, 2009 and September 30, 2008, respectively, from the management of Fund I that was eliminated with a corresponding decrease in operating expenses of the Fee Timber segment. In March 2009, we completed the final close for Fund II, with $84 million of committed capital including the Partnership’s co-investment commitment of $17 million. In early October 2009 we acquired our first two properties with this committed capital totaling almost 12,000 acres of timberland and representing placement of 41% of this committed capital.

Operating Expenses

Timberland Management & Consulting operating expenses for the quarters ended September 30, 2009, and September 30, 2008 were $197,000, and $378,000, respectively. The decrease in operating expense results from a reduction of expenses following the termination of the Cascade contract in addition to a decline in activities related to the formation of Fund II. Operating expenses for the nine-month periods ended September 30, 2009 and September 30, 2008 were $753,000 and $1.2 million, respectively, and declined year over year for the same aforementioned reasons.

Real Estate

The Partnership’s Real Estate segment consists primarily of revenue from the sale of land together with residential and commercial property rents. The Partnership’s real estate holdings are located primarily in Pierce, Kitsap, and Jefferson Counties in Washington State. Real Estate revenue is generated through the sale of land and rural residential lots, and to a lesser extent from real property rents, most of which are earned at the Port Gamble townsite. Rural residential lot sales are made to developers or individuals where the lot is expected to be used for a residential dwelling with a general requirement to undertake some capital improvements such as zoning, road building, or utility access improvements prior to completing the sale. Our rural residential lot program produces lots from 5 to 80 acres in size, based on underlying zoning densities. This type of program typically entails modest entitlement efforts, usually involving simple lot segregations and boundary line adjustments. Development activities include minor road building, surveying, and the extension of utilities. Demand for rural lots has dropped significantly over the last year in response to the broader economic contraction.

Revenue and operating income (loss) for the Real Estate segment for the quarters and nine-month periods ended September 30, 2009 and 2008 were as follows:

($ Million) Quarter Ended	Revenue	Operating income (loss)
September 30, 2009	$3.7	$2.7
September 30, 2008	$0.9	$(0.1)

($ Million) Nine months Ended	Revenue	Operating income (loss)
September 30, 2009	$4.6	$2.1
September 30, 2008	$2.4	$(0.8)

Real Estate revenue and gross margin for the quarters and nine-month periods ended September 30, 2009 and 2008 are displayed in the table below:

For the three months ended:	Thousands			Revenue	Gross Margin
Description	Revenue	Gross margin	Acres Sold	per acre	per acre
Conservation easement	$3,298	$3,108	2,290	$1,440	$1,357
Rentals	400	400	NA
Other	16	12	NA
September 30, 2009 Total	$3,714	$3,520	2,290

Rural residential	$570	$492	88	$6,477	$5,591
Rentals	364	364	NA
Other	6	8	NA
September 30, 2008 Total	$940	$864	88

Comparing Q3 2009 to Q3 2008. Revenue for the Real Estate segment was higher in the third quarter of 2009 versus the comparable period in 2008 as a result of a 2,290-acre conservation easement (CE) sale on our Hood Canal tree farm.  The CE sale was funded by the federal Forest Legacy program and represents the culmination of five years of negotiation and discussions with Cascade Land Conservancy and the Washington State Department of Natural Resources.  This CE will protect the land from development while allowing for continued growing and harvesting of timber.

For the Nine months ended:	Thousands			Revenue	Gross Margin
Description	Revenue	Gross margin	Acres Sold	per acre	per acre
Rural residential	$296	$138	29	$10,207	$4,759
Conservation easement	3,298	3,108	2,290	1,440	1,357
Rentals	949	948	NA
Other	30	25	NA
September 30, 2009 Total	$4,573	$4,219	2,319

Rural residential	$1,456	$905	192	$7,583	$4,714
Rentals	885	884	NA
Other	65	68	NA
September 30, 2008 Total	$2,406	$1,857	192

Comparing YTD 2009 vs. YTD 2008. Revenue for the nine-month period ended September 30, 2009 was dominated by the CE sale on the Hood Canal tree farm in the third quarter, but included as well two rural residential lot sales totaling 29 acres with an average revenue per acre of $10,207 compared with three rural residential lot sales totaling 192 acres with an average revenue per acre of $7,580 for the comparable period in 2008.

Cost of Sales

Real Estate cost of sales for the quarters ended September 30, 2009 and 2008 was $194,000 and $76,000, respectively. On a year-to-date basis, cost of sales was $354,000 and $549,000 for the nine-month periods ended September 30, 2009 and 2008, respectively. Cost of sales for the three and nine-month periods ended September 30, 2009 and 2008 represent costs incurred on the CE sale and rural residential lots. Cost of sales consists of the historical cost basis of the land sold, commissions, taxes, title fees, and in the case of the CE sale, a fee paid to the grant writing agency.  The cost basis of our land varies widely since most of our land has been continuously owned by us for decades while other portions of our land portfolio have been acquired within the last few years or have undergone some level of improvement prior to sale. As a result, gross margin generated from a land sale will often vary dramatically between different transactions.

Operating Expenses

Real Estate operating expenses for the quarters ended September 30, 2009 and 2008 were $806,000 and $925,000, respectively. For the nine-month periods ended September 30, 2009 and 2008 operating expenses were $2.2 million and $2.6 million, respectively.   The decline in operating costs of the Real Estate segment represent cost-cutting efforts that have been undertaken during this prolonged downturn in the market for raw and developed land.

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

When facts and circumstances indicate that the carrying value of properties may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the property to the projected future undiscounted cash flows.  Upon indication that the carrying value of such assets may not be fully recoverable, the Partnership would recognize an impairment loss, adjusting for changes in estimated fair market value, and would charge this amount against current operations. The Partnership has continuously owned most of the Partnership’s land for decades.  As a result the land basis associated with most of our development properties is well below even the weakened current market values prevalent today. As such, we do not anticipate an asset impairment charge on our development projects.

Environmental Remediation

The environmental remediation liability represents estimated payments to be made to monitor (and remedy if necessary) certain areas in and around the townsite and millsite of Port Gamble, Washington. Port Gamble is a historic town that was owned and operated by P&T until 1985 when the townsite and other assets were spun off to form the Partnership. P&T continued to operate the townsite until 1996 and leased the millsite at Port Gamble through January 2002, at which point P&T signed an agreement with the Partnership dividing the responsibility for environmental remediation of Port Gamble between the two parties. Under applicable law, both Pope Resources and P&T are “potentially liable persons” based on ownership and/or operation of the site. These laws provide for joint and several liability among parties owning or operating property on which contamination occurs, meaning that cleanup costs can be assessed against any or all such parties.

Following the bankruptcy of P&T in late 2007 and the pending liquidation of P&T’s assets, we determined that P&T will no longer be able to meet any of its obligations under our settlement and remediation agreement. Accordingly, in the fourth quarter of 2007 we added $1.9 million to our remediation liability, based on what management believed to be the best estimate of the remaining cleanup cost and most likely outcome to various contingencies within the overall project. The Monte-Carlo simulation model by which we estimate this liability indicated a range of potential liability from $816,000 to $4.5 million which represents a two standard deviation range from the mean of possible outcomes generated by the statistical modeling process used to estimate this liability as of December 31, 2008. The balance of our estimated remediation liability as of September 30, 2009 is $1.3 million.

The environmental liability at September 30, 2009 includes $150,000 that the Partnership expects to expend in the next 12 months and $1.2 million thereafter. Activities at the site during the first nine months of 2009 included the completion of upland soil and groundwater sampling and analysis, gaining county approval of the aforementioned test results, the removal of all remaining sparged materials, and completion of testing of the bay area. Activity in the environmental remediation liability is detailed as follows:

	Balances at the Beginning of the Period	Additions to Accrual	Expenditures for Monitoring and Remediation	Balances at the End of the Period
Year Ended December 31, 2008	$1,994,000	-	$440,000	$1,554,000
Quarter ended March 31, 2009	1,554,000	-	60,000	1,494,000
Quarter ended June 30, 2009	1,494,000	-	146,000	1,348,000
Quarter ended September 30, 2009	1,348,000	-	45,000	1,303,000

General and Administrative (G&A)

General and administrative expenses for the quarters ended September 30, 2009 and 2008 were $790,000 and $1.0 million, respectively. For the nine months ended September 30, 2009 and 2008 G&A expenses were $2.5 million and $2.9 million, respectively. This decline in G&A expense in 2009 is due to cost-cutting measures implemented in response to weak log and real estate markets.

Interest Income and Expense

Interest income for the quarter ended September 30, 2009 was $35,000 compared to $237,000 for the corresponding period of 2008. The decrease in interest income is due to lower cash and investment balances and a decline in average interest rate earned on the portfolio. On a year-to-date basis, interest income decreased to $167,000 from $850,000 for the corresponding period in 2008 for the same reasons cited to explain the quarter-to-quarter variances.

Interest expense for the three-month periods ended September 30, 2009 and 2008 was $1.7 million and $613,000, respectively. The Partnership’s debt consists primarily of mortgage debt with a fixed interest rate. The increase in interest expense is due to a make-whole premium paid in connection with the refinancing of one of our existing mortgages. For the quarter ended September 30, 2009, $235,000 of interest expense was capitalized primarily to the long-term Gig Harbor development project and a small amount capitalized to two other long-term projects.  In the third quarter of 2008, we capitalized $321,000 of interest expense to the Gig Harbor and Bremerton projects. On a year-to-date basis, interest expense prior to the reduction for capitalized interest was $2.9 million, including debt extinguishment costs of $1.1 million, for 2009 and $1.9 million 2008. Capitalized interest for the nine months ended September 30 decreased to $853,000 in 2009 compared to $940,000 in 2008 due to certain projects no longer meeting interest capitalization requirements.

Income Tax

Pope Resources is a limited partnership and is, therefore, not subject to federal income tax. Taxable income/loss is instead reported to unitholders each year on a Form K-1 for inclusion in each unitholder’s tax return. Pope Resources does have corporate subsidiaries, however, that are subject to income tax.

For the quarter ended September 30, 2009, the Partnership recorded a tax provision of $1,000 as compared to a tax benefit of $51,000 for the corresponding period in 2008. On a year-to-date basis, the provision for income taxes was $6,000 for the periods ended September 30, 2009 and 2008, respectively.

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

Current activities of the IPMB are contained in the Timberland Management & Consulting segment, which include timberland consulting, management, acquisition, and disposition services. The IPMB did not generate a profit in 2008 and is not expected to generate a profit in 2009.  Beginning in the fourth quarter of 2009 the IPMB will begin earning fees from managing an additional 12,000 acres of timberland that was acquired in October 2009 with Fund II committed capital.

Noncontrolling interests-ORM Timber Fund I, LP and ORM Timber Fund II, Inc.

Noncontrolling interests represent that portion of each Fund’s loss attributed to the 80% of the Funds owned by third-party investors.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements.

Liquidity and Capital Resources

We ordinarily finance our business activities using funds from operations and, where appropriate in management’s assessment, commercial credit arrangements with banks or other financial institutions. Funds generated internally from operations and externally through financing are expected to provide the required resources for the Partnership's future capital expenditures. The Partnership’s debt-to-total-capitalization ratio as measured by the book value of equity, excluding noncontrolling interests, was 26% at September 30, 2009 versus 25% as of December 31, 2008. The-debt-to-capitalization ratio as of September 30, 2009 is impacted by expenditures of $1.8 million to repurchase our units in 2009 which reduce partners’ capital and the ratio’s denominator, which in turn serves to drive the ratio higher.

At September 30, 2009, the Partnership held Student Loan Auction Rate Securities (“SLARS”) with a par value of nearly $4.0 million and an estimated fair value, based on the methodology described in the notes to the unaudited financial statements included with this report, of $3.6 million. SLARS are collateralized long-term debt instruments that are intended to provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 28 days. Beginning in February 2008, auctions failed for approximately $17 million in par value of SLARS we held because sell orders exceeded buy orders.

Although default interest rates for SLARS went into effect upon failure of the auctions, the principal amount of the securities associated with failed auctions will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. We successfully liquidated $26.8 million of our SLARS portfolio at par during 2008 and received a redemption at par of a portion of one of the SLARS during the second quarter of 2009.  In early October, we received and accepted an “invitation to offer” from one of the four SLARS issuers, the result of which was the redemption of a portion of that particular security at an 11% discount to the $1.0 million par value. This security is now classified as a current asset at its redeemed value of $890,000.  Following this redemption, the remaining SLARS we hold, which are classified as a non-current asset on our balance sheet, represent nearly $3.0 million of par value with an estimated fair value of $2.7 million. We have filed a claim with the Financial Industry Regulatory Authority (FINRA) against the broker that sold us the $4.0 million par value of SLARS. The FINRA claim is currently in arbitration and the results will not be known until the arbitration panel renders its decision, which is expected sometime in November 2009.

On September 25, 2009 the Partnership entered into a new $9.8 million term loan agreement with Northwest Farm Credit Services, PCA (NWFCS).  Proceeds from this new term loan were used to retire a term loan from John Hancock Life Insurance Company (JHLIC) due in April 2011 and fund a prepayment premium due on retirement of that timberland mortgage.  Following funding of the new term loan and retirement of one of the Partnership’s two JHLIC term loans, the Partnership now has two term loans outstanding with staggered maturity dates as follows:

Long-term debt (in thousands):	Sep-09	Dec-08
Mortgage payable to JHLIC, interest at 9.65%, collateralized by timberlands with monthly interest payments and annual principal payments. Matures in April 2011.	$-	$9,019

Mortgage payable to JHLIC, interest at 7.63%, collateralized by timberlands with monthly interest payments and annual principal payments. Matures in April 2011.	19,303	20,053

Mortgage payable to NWFCS, interest at 6.4%, collateralized by timberlands with monthly interest-only payments. Matures in September 2019.	9,800	-

Other	394	514
	$29,497	$29,586

In connection with the new term loan, the limit on the Partnership’s revolving line of credit with Northwest Farm Credit Services was reduced from $40 million to $35 million. Our unsecured revolving loan agreement with Northwest Farm Credit Services matures in August 2011 and requires that we not exceed a maximum debt-to-total capitalization ratio that the Partnership currently satisfies. As of September 30, 2009, there were no amounts outstanding on the line of credit. The Partnership is utilizing its cash balance to support operations in order to avoid selling timber and land into current markets, which by historic comparison are extremely weak. These actions are currently resulting in a draw-down of our cash balances.  We believe these actions will serve to increase the value of our Partnership units in the long term.  Management believes that the cash we hold in excess of our current operating needs together with the line of credit provide adequate liquidity for our near-term operating needs. Over the remaining three months of 2009, management plans to harvest approximately 10 MMBF of timber for a total fiscal 2009 harvest of 32 MMBF. We have reduced our 2009 harvest plan from the originally planned 37 MMBF due to log prices which have weakened from the already-depressed levels in effect at the end of 2008.  Since harvest plans are based on demand and pricing, actual harvest levels may vary, and revenues may vary substantially, subject to management's ongoing review of market conditions. Management believes that the Partnership’s working capital and available borrowing capacity will be sufficient to meet cash requirements.

For the nine months ended September 30, 2009, overall cash and cash equivalents increased $19.7 million versus an increase of $10.1 million for the corresponding period in the prior year. This is primarily due to an increase of cash in connection with the Fund II capital call in 2009 offset by non-recurring SLARS redemptions in 2008.  Cash used in operating activities was $191,000 for the nine months ended September 30, 2009 versus cash provided by operating activities of $5.7 million for the corresponding period in 2008. The decrease in cash generated by operating activities primarily results from a decline in cash generated from the harvest and sale of logs partially offset by a decline in capitalized development activities.

Cash used by investing activities was $2.8 million for the first nine-months of 2009 versus cash provided by investing activities of $15.0 million for the corresponding period in 2008. The decrease in cash provided by investing activities results primarily from the redemption of $16.2 million of SLARS in the first nine months of 2008 and to a lesser extent, $1.9 million used as a deposit for Fund II acquisitions that were completed early in the fourth quarter of 2009. We currently own SLARS with an estimated fair value of $3.6 million. In October 2009, SLARS with a par value of $1,000,000 were redeemed at $890,000. It is uncertain whether the remaining securities will be settled in cash within one year, and as such they are classified as a long-term asset on the balance sheet.

Capital expenditures for the year-to-date period ended September 30, 2009 consisted of the following:

(Thousands)
For the nine months ended:	September 30, 2009
Capitalized interest:
Gig Harbor	817
Kingston	28
Port Ludlow	8
Subtotal		853
Capitalized development projects:
Kitsap County 20-acre segments	52
Port Ludlow	24
Bremerton	26
Kingston	76
Gig Harbor	433
Gig Harbor-water tower cost reimbursement	(280)
Other sites	40
Subtotal		371
Reforestation and roads		395
Port Gamble capital improvements		510
Vehicles and miscellaneous		62
Total capital expenditures		$2,191

Cash provided by financing activities increased to $22.7 million for the first nine months of 2009 from cash used of $10.6 million for the comparable period in prior year. This increase is due primarily to the receipt of $27.4 million of capital in response to the Fund II capital call late in the third quarter, in addition to the $1.8 million reduction in the repurchase of partnership units from the comparable period in 2008 and a $2.8 million decrease in unitholder cash distributions.

Seasonality

Fee Timber. The Partnership owns 114,000 acres and Fund I owns 24,000 acres of timberland in Washington State. Partnership timber acreage is concentrated in two non-contiguous tree farms: the 70,000-acre Hood Canal tree farm located on the eastern side of Washington’s Olympic Peninsula, and the 44,000-acre Columbia tree farm located on the western side of Washington’s Cascade mountain range between Seattle and Portland. Fund I’s 24,000 acres are similarly located on the western side of the Cascade mountain range.

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

Capital Expenditures and Commitments

We completed our first acquisition-related capital call for Fund II.  We had two closings within the first week of October, of which the Partnership’s co-investment was $6.8 million.  The total Fund II property acquisitions in the portion of the fourth quarter prior to the filing of this report were $34 million.  Projected capital expenditures for the fourth quarter of 2009, in addition to the amounts we invested in Fund II, are $868,000 and are currently expected to include $370,000 for the Gig Harbor site with $209,000 in the form of capitalized interest, $234,000 for capital roads and reforestation on the tree farms, $89,000 for the Kingston project with $29,000 in the form of capitalized interest, $63,000 for the Port Ludlow project with $8,000 in the form of capitalized interest, $74,000 on other real estate projects and $38,000 on G&A projects. These expenditures could be increased or decreased as a result of future economic conditions. Projected capital expenditures are subject to permitting timetables and progress towards closing on specific land sale transactions.

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

During the quarter ended September 30, 2009, the Partnership changed its classification of cash flows to include real estate development capital expenditures within cash flows from operating activities.  Prior to the quarter ended September 30, 2009, these expenditures were reported within investing activities within the Partnership’s statement of cash flows.  We concluded that this change is preferable because the cash inflows and cash outflows associated with land held for sale and land held for development should be classified in a consistent manner and that classification within operating activities better reflects the fact that these cash outflows are directly related to the Partnership’s operations of developing and selling real estate.  Furthermore, this change makes our reporting consistent with that of other companies that similarly conduct both timberland and real estate development activities.  Certain accounts in the prior year statement of cash flows have been revised for comparative purposes to conform to the presentation in the current year financial statements.  Additional information concerning the revised 2008 presentation can be found at Note 6.

For a further discussion of our critical accounting policies and estimates see Accounting Matters in the Management Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES
ABOUT MARKET RISK

Interest Rate Risk

As of September 30, 2009, the Partnership had $29.5 million of fixed-rate debt outstanding with a fair value of approximately $30.7 million based on the current interest rates for similar financial instruments. A change in the interest rate on fixed-rate debt will affect the fair value of the debt, whereas a change in the interest rate on variable-rate debt will affect interest expense and cash flows. A hypothetical 1% change in prevailing interest rates would change the fair value of the Partnership's fixed-rate long-term debt obligations by $1.0 million. We are not subject to material foreign currency risk, derivative risk, or similar uncertainties.

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

Valuation of Student Loan Auction Rate Securities

At September 30, 2009, Pope Resources held Student Loan Auction Rate Securities (“SLARS”) with a par value of nearly $4.0 million but an estimated fair value of $3.6 million. SLARS are collateralized long-term debt instruments that provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 28 days. Beginning in February 2008, auctions failed when sell orders exceeded buy orders. When these auctions failed to clear, higher default interest rates for those securities went into effect. We have filed a claim with the Financial Industry Regulatory Authority (FINRA) against the broker that sold us the $4.0 million par value of SLARS. The FINRA claim is currently in arbitration and the results of the binding arbitration will not be known until the arbitration panel has rendered its decision which is expected in November 2009. Unless the arbitration panel orders rescission of the original sale of these securities, the principal amount of these securities, other than the $890,000 redeemed in October, will not be accessible until the issuer calls the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures.

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

Timberland Management & Consulting

Management is working to expand our fee-for-service business through the launch of the timber fund business, which includes a portion of its revenues within our Timberland Management & Consulting segment. To date we have acquired timberlands on behalf of Fund I and in October 2009 Fund II. Unlike other components of our business, which relate solely or primarily to real estate and timber operations, this line of business carries risks relating to the offer and sale of securities, and to the management of investment operations. Among other risks, this line of business includes potential liability to investors if we are determined to have made material misstatements or omissions to those investors, potential accusations that we have breached fiduciary duties to other limited partners, and similar types of investor action. Moreover, litigation of shareholder-related matters can be expensive and time consuming, and if brought, would likely distract management from their focus on ordinary operating activities.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) – (e) None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

(a)	None

(b)	There have been no material changes in the procedures for shareholders of the Partnership’s general partner to nominate directors to the board.

ITEM 6. Exhibits

Exhibits.

10.36	Master Loan Agreement between Pope Resources and Northwest Farm Credit Services, PCA dated September 25, 2009.

10.37	Term Note from Pope Resources to Northwest Farm Credit Services, PCA dated September 25, 2009.

10.38	First amendment to revolving operating note with Northwest Farm Credit Services, PCA dated September 25, 2009.

10.39	Mortgage to Northwest Farm Credit Services, PCA, dated September 25, 2009.

18	Letter from Independent Registered Public Accounting Firm related to change in accounting principle.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished with this report in accordance with SEC Rel. No. 33-8238).

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished with this report in accordance with SEC Rel. No. 33-8238).

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 5, 2009.

POPE RESOURCES,
A Delaware Limited Partnership

By:	POPE MGP, Inc.
Managing General Partner

	By:	/s/ David L. Nunes
David L. Nunes
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Thomas M. Ringo
Thomas M. Ringo
Vice President and CFO
(Principal Accounting and Financial Officer)