Form 10-K
period 2009-12-31
POPE RESOURCES LTD PARTNERSHIP
filed 2010-03-10
CIK 784011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark one)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009
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
Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
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
Yes ☐ No ☒
At June 30, 2009, the aggregate market value of the non-voting equity units of the registrant held by non-affiliates was approximately $80,474,000

The number of the registrant’s limited partnership units outstanding as of February 19, 2010 was 4,598,903.

Documents incorporated by reference:  None

Pope Resources, A Delaware Limited Partnership
Form 10-K
For the Fiscal Year Ended December 31, 2009
Index

PART I

Item 1.	BUSINESS

OVERVIEW

Pope Resources, A Delaware Limited Partnership (the “Partnership”), was organized in 1985 as a result of a spin-off by Pope & Talbot, Inc.  (“P&T”), Pope & Talbot Development, Inc. and other P&T affiliates, of certain of P&T’s timberland and real estate development assets.

The Partnership currently operates in three primary business segments: (1) Fee Timber, (2) Timberland Management & Consulting and (3) Real Estate.  Fee Timber operations consist of growing and harvesting timber from our 114,000 acres of tree farms.  Timberland Management & Consulting, through our subsidiary, Olympic Resource Management LLC (“ORMLLC”), provides timberland management services to ORM Timber Fund I, LP (Fund I), which owns 24,000 acres of timberlands in western Washington, and ORM Timber Fund II, Inc. (Fund II), which owns 12,000 acres in western Oregon.  ORMLLC also provides timberland management and forestry consulting services to other third party owners of timberlands and is currently engaged in identification and due diligence for additional timberland investments by Fund II.  Our total equity investment in Fund I is $11.7 million, which represents a 20% interest in Fund I’s total invested capital of $58.5 million.  Our total equity investment in Fund II is $6.9 million, which represents a 20% interest in Fund II’s total invested capital of $34.9 million compared with total committed capital of $84.4 million.  The invested capital was used by Fund II to complete the acquisition of two tree farms totaling 12,000 acres for $34.4 million, along with an additional $500,000 of working capital. The remaining $9.9 million balance of our 20% co-investment in Fund II will be due upon the successful completion of acquisitions for the fund.  Real Estate operations on our approximately 2,500 acres consist of efforts to enhance the value of our land by obtaining the entitlements and, in some cases, building the infrastructure necessary to make further development possible.  Further segment financial information is presented in Note 12 to our consolidated financial statements included in this report.  Copies of the Partnership’s Securities Exchange Act reports and other information can also be found at www.poperesources.com.  The information contained in or connected to our web site is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report filed with or furnished to the SEC.

DESCRIPTION OF BUSINESS SEGMENTS

Fee Timber

Operations.  Our Fee Timber segment consists of operations surrounding management of the Partnership’s core assets: the Hood Canal tree farm, which consists of approximately 70,000 acres located in the Hood Canal area of Washington, and the 44,000 acre Columbia tree farm located in southwestern Washington State.  Management views these two tree farms as the Partnership’s core holdings and manages them as a single operating unit.  We have owned the Hood Canal tree farm, substantially as currently comprised, since our formation, and we acquired the bulk of the Columbia tree farm in 2001.  Operations on the tree farms consist primarily of growing, harvesting, and marketing timber and timber products to both domestic and Pacific Rim markets.  In addition, both tree farms generate other revenues from sources such as cell tower, brush, and mineral leases.  Our Fee Timber segment produced 72%, 84%, and 68% of our consolidated revenue in 2009, 2008, and 2007, respectively.

This segment also includes operations of Fund I and Fund II, which are consolidated into our financial statements.  Fund I acquired 24,000 acres of timberland in the fourth quarter of 2006.  We harvested 5 million board feet (MMBF) from these timberlands in 2008 but no volume in 2009.   Harvest and other operations of Fund I are not expected to contribute significantly to income as a separate depletion pool with a higher depletion rate is applied to this harvest volume.  Under normal market conditions the depletion charge would be expected to approximate net stumpage realized (delivered log price less harvesting and transportation cost) from the harvest.  ORMLLC is the general partner of Fund I and earns management fees and incurs expenses resulting from managing Fund I.  Fund II acquired 12,000 acres of timberland in the fourth quarter of 2009.  No harvest activity took place on Fund II land during 2009.  ORMLLC is the manager of Fund II and receives management fees from Fund II for providing these management services. The fees generated from managing the Funds are eliminated in consolidation of our financial results.

Inventory.   In the discussion below, inventory information for the Partnership’s Hood Canal and Columbia tree farms is presented separately from timber inventory for the Funds.

We define “merchantable timber inventory” to mean timber inventory in productive timber stands that are 35 years of age and older, which represents management’s estimate of when merchantable value would be assigned to the timber in a timberland sale. As of December 31, 2009, the tree farms’ total merchantable inventory volume was estimated to be 342 MMBF, which compares to estimated merchantable timber inventory volume of 338 MMBF at December 31, 2008.  Merchantable inventory of the Funds as of December 31, 2009 and 2008 was 155 MMBF and 49 MMBF, respectively.

Our Hood Canal tree farm, with nearly 21 MBF of merchantable timber inventory per productive acre, has a slightly higher stocking level than our Columbia tree farm, which contains nearly 19 MBF of merchantable timber inventory per productive acre.  In 2009, total inventory on our Hood Canal and Columbia tree farms increased 4 MMBF as a result of the deferral of 12 MMBF of harvest volume from our sustainable harvest.  Total inventory for the Funds increased by 106 MMBF based on the addition of the Fund II lands and harvest deferral of 8 MMBF from Fund I.

The Partnership’s merchantable inventory is spread among five-year age classes as follows (volumes in MMBF):

			December 31,
Age Class	2009 Pulpwood	2009 Sawtimber	2009 Total	2008 Total
35 to 39	11	50	61	68
40 to 44	15	84	99	79
45 to 49	5	26	31	33
50 to 54	2	10	12	7
55 to 59	2	14	16	43
60 to 64	5	42	47	48
65+	9	67	76	60
	49	293	342	338

The Funds’ merchantable inventory is spread among age classes as follows (volumes in MMBF):

			December 31,
Age Class	2009 Pulpwood	2009 Sawtimber	2009 Total	2008 Total (1)
35 to 39	4	38	42	7
40 to 44	5	44	49	8
45 to 49	-	12	12	1
50 to 54	2	14	16	6
55 to 59	2	13	15	13
60 to 64	1	4	5	1
65+	2	14	16	13
	16	139	155	49

(1) Inventory as of December 31, 2008 only includes the 24,000 acres of timberland owned by Fund I, whereas inventory as of December 31, 2009 also includes 12,000 acres acquired by Fund II in the fourth quarter of 2009.

Timber inventory volume is estimated using an annual statistical sampling of the timber (a process called “cruising”), with adjustments made for estimated growth and depletion of areas harvested.  This process is monitored by comparing actual harvest volume to the corresponding estimates for those stands in the Partnership’s standing timber inventory system.  This analysis looks at each harvest unit and measures the variance between the actual cut and the projected inventory volume, with specific harvest unit variances typically offsetting one another to a small net aggregate variance.  The difference between the volume reflected in the inventory for a given year’s harvest units and the amount of harvest volume actually removed from those stands is usually within one to three percent of the volume harvested.  Inventory volumes take into account the applicable state and federal regulatory limits on timber harvests as applied to our properties, including Washington State’s forest practice regulations that provide for expanded riparian management zones, wildlife habitat set-asides, and other harvest restrictions.  The Partnership annually cruises 15% to 20% of its productive timberland acres with stand ages of at least 20 years.

The dominant timber species on the Partnership’s tree farms is Douglas-fir.  Douglas-fir is noted for its structural characteristics that make it generally preferable to other softwoods and hardwoods for the production of construction grade lumber and plywood.  In addition to Douglas-fir, other species on the Partnership’s tree farms include western hemlock, western red cedar, and red alder.  The merchantable timber inventory from the Funds consists of a much heavier mix of whitewoods, including western hemlock and spruce (other conifer).

The Partnership’s total merchantable timber inventory as of December 31, 2009 is distributed among species as follows (volumes in MMBF):
Species	2009 Volume	Percent of total
Douglas-fir	250	73%
Western hemlock	43	13%
Western red cedar	14	4%
Other conifer	12	3%
Red alder	19	6%
Other hardwood	4	1%
Total	342	100%

The Funds’ total merchantable timber inventory as of December 31, 2009 is distributed among species as follows (volumes in MMBF):
Species	2009 Volume	Percent of total
Douglas-fir	62	40%
Western hemlock	57	36%
Western red cedar	2	1%
Other conifer	26	17%
Red alder	8	6%
Total	155	100%

The Partnership’s tree farms as of December 31, 2009 approximate 114,000 acres excluding the Funds’ tree farms.  Of this total, approximately 96,000 acres are designated productive acres.  Fund I and II’s tree farms as of December 31, 2009 totaled nearly 36,000 acres, of which approximately 30,000 of those acres were designated productive acres.  Productive acres represent land that is suitable for growing and harvesting timber and excludes acreage that is unavailable for harvest because it is in protected wetlands or riparian management zones (stream set-asides).  Productive acres also reflect deductions for roads and other land characteristics that inhibit suitability for growing or harvesting timber.  Readers will note in the acreage table below that 34% of the Partnership’s acreage is in the 20-24 and 25-29 year age classes, some of which will begin moving from premerchantable to merchantable timber inventory over the next five years.  As of December 31, 2009, total productive acres are spread by timber age-class as follows:

Age Class	12/31/2009 Partnership Acres	%	12/31/2009 Fund I & II Acres	%
Clear-cut	1,438	1%	-	0%
0 to 4	8,507	9%	974	3%
5 to 9	9,752	10%	1,625	5%
10 to 14	13,683	14%	1,903	6%
15 to 19	4,488	5%	3,169	10%
20 to 24	16,051	17%	4,438	15%
25 to 29	16,197	17%	4,538	15%
30 to 34	8,966	9%	6,228	21%
35 to 39	4,143	4%	2,528	8%
40 to 44	5,143	5%	2,394	8%
45 to 49	1,773	2%	570	2%
50 to 54	778	1%	611	2%
55 to 59	637	1%	519	2%
60 to 64	1,865	2%	176	1%
65+	2,785	3%	570	2%
	96,206		30,243

Timberland Acquisitions.  We made two timberland purchases in 2009 that added approximately 12,000 acres to the Fund II tree farm inventory for a total purchase price of $34.4 million.

Long-term Harvest Plan.  The Partnership’s estimates of sustainable annual harvest level is derived from a long-term harvest planning model that factors in economic rotation ages of all stands, existing timber inventory levels, growth and yield assumptions, and regulatory constraints associated with the Forest Practice Rules of both Washington and Oregon.  From this information, management develops annual and long-term harvest plans predicated on their assessment of existing and anticipated economic conditions with the objective of maximizing long-term values.  Management generally updates this plan every other year, or more frequently as economic conditions require, to take into account changes in timber inventory, including species mix, available acres, soil productivity classifications, volume, size, and age of the timber.  The long-term harvest plan is calculated using a non-declining even-flow harvest constraint, meaning that absent changes to available inventory or estimated growth rates, future harvest levels will be as high as, or higher than, current levels.

We last updated our long-term annual harvest plan in 2008, resulting in estimated sustainable harvest levels from the Hood Canal and Columbia tree farms at 44 MMBF.  The estimated sustainable harvest level for the Funds is 16 MMBF.  As discussed below in greater detail, given the relatively poor log markets experienced in 2009 that are also expected to continue through 2010, we have decided to defer approximately 47% of our 2010 sustainable harvest.  As a result, our planned harvest for 2010 is 32 MMBF, all on Partnership lands.  The deferred harvest will be recouped when log markets have recovered.

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

The export market for logs in the Pacific Northwest has been migrating over the last couple years from a market highly focused on Japan to a market that also includes Korea and China.  Sawlogs sold to Korea and China are not of the high quality demanded by the Japanese market and, as a result, do not command the premium pricing generally attributed to the Japanese market. However, this new source of demand for sawlogs in the Pacific Northwest should support increased pricing to some degree as domestic mills must now compete with this new and growing source of demand for Pacific Northwest sawlogs.  These new outlets for lower quality logs will also help to diversify our customer mix away from domestic mills that are more heavily dependent on the U.S. housing market.

Logs sold to Japan, Korea, and China are generally sold to U.S.-based brokers who in turn sell direct to offshore customers.  Over the last several years, the percentage of our annual production sold into export markets has ranged from 6% to 16%.  Factors that affect the proportion of our sales to export markets include the relative strength of U.S. and foreign building markets, currency exchange rates, and ocean transportation costs.

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

Weyerhaeuser Company and Simpson Timber Company were major customers for our Fee Timber segment in 2009 representing 22%, and 14%, respectively, of segment revenue.  Sawmills have lowered operating hours and eliminated shifts in response to weak lumber markets, resulting in lower utilization and reduced demand for logs.    However, as the lumber markets improve we expect mills to increase operating hours and add back shifts, thus increasing utilization rates and demand for logs. The Partnership delivered logs to over 38 separate customers during 2009 compared to 40 during 2008.

Competition.  Most of our competitors are comparable in size or larger.  Log sellers compete on the basis of quality, pricing, and the ability to satisfy volume demands for various types and grades of logs to particular markets.  Management believes that the location, type, and grade of the Partnership’s timber will enable it to compete effectively in these markets.  However, our products are subject to increasing competition from a variety of non-wood and engineered wood products as well as competition from foreign-produced logs.

Forestry and Stewardship Practices.  The Partnership’s timberland operations incorporate management activities that include reforestation, control of competing brush in young stands, thinning of the timber to achieve optimal spacing after stands are established, fertilization, and road maintenance.  During 2009, we planted 815,000 seedlings on 1,874 acres.  This compares to the years 2008 and 2007 in which the Partnership planted 792,000 and 1,197,000 seedlings on 1,821 and 2,751 acres, respectively.  Seedlings are generally planted from December to April depending on weather and soil conditions.  Planting will vary from year to year based upon harvest level, the timing of harvest, and seedling mortality rates on stands planted in prior years.  Management’s policy is to stay current on its reforestation program, returning all timberlands to productive status as soon as economically feasible following harvest.

  All harvest and road construction activities are conducted under the Washington State Forest Practices Act, a comprehensive set of rules and regulations governing how a defined set of forest operations are allowed to go forward under State permit.   An application for harvest or road construction must address soil stability and potential impact to public resources; in many cases the consultation of scientifically based Watershed Analyses and third-party, State-qualified, geo-technical consultants are utilized to ensure safety of operations and compliance with regulations.  Once harvest activities commence on the newly acquired Oregon properties, the Partnership will also be subject to the related rules and regulations within that state.

In addition to new road construction, the inventory of existing roads is maintained to the standards of the Forest Practices Act in order to minimize siltation of nearby streams and avoid slope failures.  Beginning in 2000, all roads are required to be evaluated for hazard and scheduled for upgrading or deconstruction (abandonment), if needed, by the end of 2015.  Our schedule was developed and accepted by the State, and efforts are on track to complete all maintenance activities by 2015.

Sustainable Forestry Initiative (SFI®).  Since 2001, we have been a member of the SFI forest certification program, an independent environmental review and certification program that promotes sustainable forest management, focusing on water quality, biodiversity, wildlife habitat and species protection, and forests that have exceptional conservation value.  Beginning in 2003, in conjunction with participation in this certification program, we have been subject to independent audits of the required standards for the program.  Management views this certification as an important indication of our commitment to manage our lands in a sustainable manner and to look for ways to continually improve our management practices.  We believe this commitment is an important business practice that contributes positively to our reputation and the long-term value of the Partnership’s assets.

In order to maintain this certification, management must document its timberland management policies against seven discrete SFI objectives: Land Management, Procurement, Forestry Research Science and Technology, Training and Education, Regulatory Compliance, Public and Landowner Involvement in the Practice of Sustainable Forestry, and, finally, Review and Continual Improvement.

Beginning in 2007, SFI third-party audits increased in frequency from every three years to annually.  We were re-certified in 2009 which includes both the Partnership and the Funds properties.  Certification under SFI is currently a requirement for us to sell logs to a number of our customers in the Partnership’s geographic market.  We believe this certification allows us to obtain the broadest market penetration for our logs while protecting the core timberland assets of the Partnership.

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

Operations.  The Timberland Management & Consulting segment’s key operation has been to provide various aspects of timberland management services to third-party timberland owners as well as timberland management services of the Funds.  We anticipate growth in this segment as ORMLLC continues its management of the Funds, and any future funds successfully established by the Partnership. The Timberland Management & Consulting segment represents 3% of consolidated revenue for each of the years ended December 31, 2009, 2008, and 2007 after the elimination of the fees generated from portfolio management of the Funds.

Timberland Investment Management.  The goal of our timberland investment management program is to build and manage diversified timberland portfolios for third-party investors and the Partnership.  Management views this objective as a means of increasing the Partnership’s total timberland base, through our co-investment, while at the same time improving overall management economies of scale, limiting acquisition costs, and generating fee income.  ORMLLC earns an asset management fee for managing this capital once timber properties are acquired.  The management fees generated from managing the Funds is eliminated as a result of consolidation of the Funds into the Partnership’s financial statements.  The elimination of these fees results in a decrease in the reported cost per acre of managing the Funds’ tree farms under our Fee Timber segment as well as eliminating the revenue generated from managing the Funds in the Timberland Management & Consulting segment.

Fund I closed with $62 million of committed capital in August 2005.  Of this total, $58 million was invested in two tree farms totaling 36,000 acres.  Fund II closed with $84.4 million of committed capital in March 2009.  During the fourth quarter, $34.4 million, or 41% of Fund II’s capital, was invested in two acquisitions totaling 12,000 acres.  Fund II’s two-year drawdown period ends in March 2011, but can be extended an additional year by a vote of the investors in Fund II.  We continue to evaluate and pursue suitable timberland for acquisition with the remaining $49.5 million of committed capital. Fund II may also assume debt of up to 30% of the portfolio value, increasing the total acquisition capacity to $120 million.

Timberland Management.  Our timberland management activities provide forestland management, acquisition, and disposition services to timber property owners.  These services generally take the form of a long-term contract where ORMLLC personnel provide management expertise. Specialized consulting assignments are performed on an ad-hoc basis. In July 2009, the timberland management assignment for Cascade Timberlands LLC (“Cascade”) was terminated after over four years.  The Cascade contract began in January 2005 following an 18-month bankruptcy process which culminated with the transfer of 522,000 acres formerly owned by Crown Pacific LP to Cascade.  On January 1, 2005 ORMLLC began managing those timberlands for Cascade.  Timberland sales by Cascade reduced acres under management for Cascade to approximately 267,000 acres of Oregon timberland when our contract was terminated.

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

Customers.  Timberland management revenue in 2009 includes one client, Cascade, that represented nearly 88% of segment revenue.

Competition.  ORMLLC and its subsidiaries compete against both larger and comparably sized companies providing similar services.  There are approximately 20 established timberland investment management organizations competing against us in the timberland portfolio development business.  However, our 20% co-investment is considered unique among the competition. The companies in this group have access to established sources of capital and, in some cases, increased economies of scale that can put ORMLLC at a disadvantage.  Smaller regional companies compete effectively on price for limited scope consulting and land management projects.

Investor Portfolio Management Business (IPMB).  IPMB operations include timberland management and timberland investment management.  Our activities on behalf of the Funds include on-the-ground timberland management of the Funds’ tree farms and timberland investment management activities for the Funds’ portfolios.

Limitation on Expenditures:  The 1997 amendment to Pope Resources’ Limited Partnership Agreement authorizing launch of the IPMB limits our cumulative net expenditures incurred in connection with the IPMB to $5.0 million including debt guarantees.  As of December 31, 2009 cumulative expenditures incurred in pursuit of IPMB opportunities, including guarantees, were less than cumulative income generated.  Therefore, cumulative net expenditures as of December 31, 2009 against the $5.0 million limit are zero.

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

Real Estate

Background.  The Partnership’s real estate activities are closely associated with the management of its timberlands.  Management continually evaluates timberlands in terms of the best economic use, whether this means continuing to grow and harvest timber or seeking a rezone of the property for sale or development.  After timberland has been logged, management has a choice between four primary alternatives for the underlying land: reforest and continue to use as timberland, sell as undeveloped property, improve to various levels of development for sale as improved property, or hold as property slated for later development or sale.  Generally speaking, our Real Estate segment’s activities consists of investing in and later reselling improved properties, and holding properties for later development and sale. As a result, revenue from this segment tends to fluctuate substantially, and is characterized by relatively long periods in which revenue is relatively low, while expenses incurred to increase the value of the Partnership’s development properties may be higher.  When improved properties are sold, we recognize income in the form of sale price net of acquisition and development costs.

Operations.   Real Estate operations include work considered by management necessary to maximize the value of the Partnership’s portfolio of property that management believes has a higher-and-better-use than timberland or leasing residential and commercial properties in the Port Gamble townsite. That portfolio currently consists of approximately 2,500 acres. For our Real Estate projects, we generally seek to secure the entitlements and/or infrastructure necessary to make development possible and then sell the entitled property to a party who will construct improvements.  The Real Estate segment represents 25%, 13%, and 29% of consolidated revenue in 2009, 2008, and 2007, respectively.

Development Properties

Other Land Investments.  Management recognizes the significant value represented by the Partnership’s real estate holdings and is focused on adding to that value.  The means and methods of adding value to our real estate portfolio vary considerably depending on the specific location and current zoning of each parcel.  This range extends from land that has commercial activity zoning where unit values are valued on a square foot basis to large lots of recently cutover timberland where value is measured in per-acre terms.  In general, value-adding activities that allow for the highest and best use of the properties include: working with communities and elected officials to develop grass roots support for entitlement efforts, securing favorable comprehensive plan designation and zoning, acquiring easements, and obtaining final plat approvals.

Master planned communities in Gig Harbor, Bremerton, Kingston, Port Ludlow, and Hansville, Washington make up approximately 43% of the acres in our development property portfolio.  During 2009, no sales were generated from any of these projects. Due to each property’s size, development complexity, and regulatory environment, the projects are long-term in nature and require extensive time and capital investments to maximize returns.  An important activity within the Real Estate segment is the development of the “Rural Lifestyles” program through which rural residential lots are marketed both to those individuals intent on owning rural residential lots and to builders interested in building homes in rural locations.

Gig Harbor.   Gig Harbor, a suburb of Tacoma, Washington, is the site of a mixed-use development that includes a 16-acre retail/commercial site, 35 acres of business park lots, and 200 acres of land with residential zoning.  In December 2008, management completed a preliminary plat submission for the 200-acre residential portion of this project that called for 558 single-family and 265 multi-family lots.  We expect to have a final plat approved in 2010.  In addition, an application was submitted for entitlement of business park lots.  Entitlement efforts for the residential portion of the Gig Harbor property continues, as development of the residential property is subject to resolution of transportation and sewer treatment plant capacity issues with the City of Gig Harbor.  The retail/commercial and business park parcels have transportation and sewer capacities reserved and are not subject to resolution of either of these issues.

Bremerton.   In 1999, the City of Bremerton approved the Partnership’s request for a planned 264-acre mixed-use development on property located within the Bremerton city limits.  The development plan included 61 acres zoned for industrial use and 203 acres zoned for residential.  In 2006, the Partnership completed the sale of the 203-acre residential land.  As a condition of the sale, the Partnership constructed infrastructure in 2006 and 2007 to serve the property.  The industrial park is being developed in two phases that will result in a total of 24 lots, with 9 acres set aside for roads and other common area improvements.  Construction on the 9-lots that make up phase I was completed in 2007 and resulted in the sale of 2 lots at the end of 2007.  The timing for the construction of Phase II is dependent on the absorption rate for the seven remaining Phase I lots.

Kingston.  The Partnership prepared and submitted a formal master plan and subdivision application in 2007 for the 356-acre Kingston property named “Arborwood” that calls for the development of 663 single-family and 88 multi-family lots.  In 2008, a revised submittal was made in response to the County’s comments and public hearings were held and the preliminary plat was approved in 2009.   Final approval of a 15-year Development Agreement was completed in February 2010.  Further development will not proceed until the market for residential lots improves.  The Partnership owns an additional 366 acres bordering this project, which has zoning for 5-acre lots.

Hansville.    The Partnership owns a 152-acre residential development project in Hansville called Chatham.  The development is the result of a plat from 1913 that originally consisted of 10-acre lots that management has reestablished into 19 distinct parcels ranging from 3-10 acres in size.  Construction was completed in late 2007 and the lots are currently being marketed for sale.

Port Ludlow.  Port Ludlow represents a 268-acre property located just outside the Master Planned Resort boundary of Port Ludlow, Washington.  In December 2008, a submission for plat approval was made to Jefferson County.  The entitlement will allow for up to 54 lots ranging from 1 to 1.5 acres each, with the balance of the property designated as open space.  We expect to have a final plat approved in 2010. Development beyond the point of plat approval will not commence until demand for rural residential lots improves.

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

Consulting.  In 2009 Management began leveraging its knowledge in real estate by providing advice to banks on their troubled real estate assets, primarily large plats in various stages of entitlement and construction.  While this consulting activity contributed only a small amount to Real Estate revenue, it was very valuable in providing knowledge of lot inventories and prices, and the health of homebuilders in the local market.

Commercial Properties

Port Gamble.  The Partnership currently owns and operates the town of Port Gamble, Washington, north of Kingston on the Olympic Peninsula.  Port Gamble was designated a “Rural Historic Town” under Washington State’s Growth Management Act in 1999.  This designation allows for substantial new commercial, industrial, and residential development using historic land use patterns and densities while maintaining the town’s unique architectural character.  Operations at Port Gamble include commercial and residential lease activities and the wedding and events business.

P&T operated a sawmill at Port Gamble, from 1853 to 1995 and since 2000 management has worked both directly and indirectly through P&T to remedy environmental contamination at the townsite and millsite and to monitor results of the cleanup efforts.  After contamination was discovered at the townsite, millsite, and in the adjacent bay, the Partnership entered into a settlement and remediation agreement with P&T pursuant to which both parties allocated responsibility for cleanup costs.  Under Washington State law, both Pope Resources and P&T were “potentially liable persons” based on historic ownership and/or operation of the site.  These laws provide for joint and several liability among parties owning or operating property on which contamination occurs, meaning that cleanup costs can be assessed against any or all such parties.

 Our agreement with P&T, negotiated in 2002, was intended to apportion responsibility based on this principle, with P&T bearing the larger share of responsibility due to their role in operating the site and their relatively lengthy ownership.  This agreement resulted in the termination of a lease by P&T to operate the millsite as well as the initiation of environmental cleanup activities, the responsibility for which has been shared by the Partnership and P&T.  Under that agreement P&T took responsibility for the landfills and cleanup of Port Gamble Bay while the Partnership took responsibility for the millsite and townsite.  At the end of 2006, cleanup of the landfills and townsite were completed as both received “No Further Action” letters from the Washington State Department of Ecology.  Efforts to cleanup the millsite and sediments in Port Gamble Bay continued in 2007.  However, following a series of actions under the U.S. Bankruptcy Code that began in 2007, P&T has been liquidated, leaving the Partnership as one of few potentially liable persons.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Real Estate – Environmental Remediation Costs.”

Port Ludlow Resort Community. In 2001, the Partnership sold a resort community and its water and sewer utilities in the community of Port Ludlow.  The buyer of the project believes some remediation is required for contamination discovered on the site, and we have agreed to participate in an investigation in 2010 regarding any liability the Partnership may have or may be alleged to have.  While we have not concluded that we have an obligation to remediate, we recognized a $30,000 accrual as of December 31, 2009 which represents the maximum of the Partnership’s agreed-upon investigative costs.

Marketing.  Marketing activities in the Real Estate segment during 2009 consisted of marketing residential and commercial real estate for sale and lease.

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

Transportation.  Land values for the Real Estate portfolio are strongly influenced by transportation options between the Kitsap Peninsula and the Seattle-Tacoma corridor.  Transportation options between Seattle-Tacoma and Kitsap County include driving on the Tacoma Narrows Bridge or taking one of several car/passenger ferries.  In 2007, the Washington State Department of Transportation completed a multi-year construction project to add a second span to the Tacoma Narrows Bridge connecting Tacoma and Gig Harbor.  Ferry transportation in our market area currently utilizes vessels that carry both automobiles and passengers from each of the communities of Kingston, Bremerton, and Bainbridge Island, respectively, to and from Edmonds and Seattle.

Employees

As of December 31, 2009, the Partnership employed 41 full-time, year-round salaried employees and 4 part-time and seasonal personnel, who are distributed among the segments as follows:

Segment	Full-Time	Part-Time/ Seasonal	Total
Fee Timber	12	-	12
Timberland Management & Consulting	4	-	4
Real Estate	14	4	18
General & Administrative	11	-	11
Totals	41	4	45

None of our employees are subject to a collective bargaining agreement and the Partnership has no knowledge that any steps toward unionization are in progress.  Management considers the Partnership’s relations with its employees to be good.

Government Regulation

In the operation and management of its tree farms, the Partnership is subject to Federal and State law, including the Washington State Forest Practices Act.  In effect since 1974, and augmented over time, including the 1999 passage of the Forest and Fish Law, Washington State’s forest practice regulations are among the most rigorous in the nation.  In 2006, and in concert with the Forest and Fish Law, Washington State received a Federal multi-species Habitat Conservation Plan designation covering its forest regulations, meant to give timberland owners 50 years of regulatory stability.  Management’s objective is to be in compliance with state and Federal laws and regulations at all times.  New information based on scientific findings may result in some new or modified regulations within the adaptive management features of the Forest Practices Act, which may result in additional restrictions on timber operations of the Partnership.  This could in turn result in increased costs, additional capital expenditures, and reduced operating flexibility.  Management believes that the Partnership’s operating practices, assets and properties are in material compliance with all Federal, state and local laws, regulations and ordinances applicable to its business.  However, there can be no assurance that future legislative, governmental, or judicial decisions will not adversely affect the Partnership’s operations.  In particular, recent and well-publicized landslides and resulting property damage is being studied to determine if it may be associated with existing forest management practices.  The results of these scientific studies may cause Federal or state officials to impose more stringent requirements and limitations on timberland management, which may have the effect of increasing costs, reducing productive acres, or both.

Regulatory Structure. Growing and harvesting of timber is subject to numerous laws and government policies to protect public resources such as wildlife, water quality, and other social values.  Changes in those laws and policies can significantly affect local or regional timber harvest levels and market values of timber-based raw materials.  Real estate development activities are also subject to numerous state and local regulations such as the Washington State Growth Management Act.  In addition, the Partnership is subject to Federal, state, and local pollution controls (with regard to air, water and land), solid and hazardous waste management, disposal and remediation laws, and regulations in each segment and all geographic regions in which it has operations.

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

Forest Management Practices.  Forest practice regulations in some U.S. states increasingly affect present or future harvest and forest management activities.  For example, in some states, these rules have one or more of the following impacts: limiting the size of clear-cut harvest units; requiring some timber to be left unharvested to protect water quality and fish and wildlife habitat; regulating construction and maintenance of forest roads, requiring reforestation following timber harvest; and providing for procedures for state agencies to review and approve proposed forest practice activities.

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

In the State of Washington, the Forests and Fish Law became the basis for revised Forest Practices Rules and Regulations.  The Washington Forest Protection Association produced the Forest and Fish Report through the collaborative efforts of Washington State’s private landowners, Federal, state and county governments, and Native American tribes.  The goals of these revised rules are to:

•	Provide compliance with the Endangered Species Act (ESA) for aquatic and riparian dependent species on private forest lands;
•	Restore and maintain riparian habitat on private land to support a harvestable supply of fish;
•	Meet the requirements of the Clean Water Act for water quality on private forest lands; and
•	Keep the timber industry economically viable in the State of Washington.

The proposed Water Quality Standards that the Washington State Department of Ecology adopted in 2003 have undergone Department of Ecology and public scrutiny.  As such, these rules should be sufficient to comply with the Anti-Degradation Implementation Plan as described in the Clean Water Act.  In June 2006, the U.S. Fish & Wildlife Service and NOAA Fisheries signed a Forest Practices Habitat Conservation Plan (HCP).  This HCP is a statewide program protecting 60,000 miles of streams on 9.3 million acres of forestland, set in motion by the Forests & Fish Law.  It ensures landowners that practicing forestry in Washington State meets the requirements for aquatic species designated by the Federal Endangered Species Act.

The regulatory and non-regulatory forest management programs described above have increased operating costs and resulted in changes in the value of the Partnership’s timberlands.  Management does not expect the Partnership to be disproportionately affected by these programs as compared with typical timberland owners.  Likewise, management does not expect that these programs will significantly disrupt its planned operations over large areas or for extended periods.

Water Quality.  The U.S. Environmental Protection Agency also promulgated regulations in 2000 requiring states to develop total maximum daily load (“TMDL”) allocations for pollutants in water bodies that have been determined to be “water quality impaired”.  The TMDL requirements set limits on pollutants that may be discharged to a body of water or set additional requirements, such as best management practices for nonpoint sources, including timberland operations, to reduce the amounts of pollutants in water quality impaired bodies of water.  These requirements have impacted tree farming principally through rules requiring tree farms to better minimize siltation caused by roads, harvest operations and other management activities from coming in contact with water quality impaired bodies of water.  TMDL targets will be established for specific water bodies in the states where the Partnership operates and these targets will be set so as to achieve water quality standards within 10 years, when practicable.  In Washington, the Road Maintenance and Abandonment Planning section of the Forest Practices Rules and Regulations has been in place since 2001, under which all sedimentation problems associated with forest roads must be mitigated by 2015.  The Partnership is on schedule to complete the necessary work to meet the 2015 deadline, which will largely address the issue of non-point pollution consisting of sedimentation originating from the Partnership’s forest operations.  It is not possible at this time to either estimate the capital expenditures that may be required for the Partnership to stay below the targets until a specific TMDL is promulgated or to determine whether these expenditures will have a material impact on the Partnership’s financial condition or results of operations.

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

Management continues to monitor the Port Gamble cleanup process closely.  The $1.3 million remediation liability balance as of December 31, 2009 represents our best current estimate of the remaining cleanup cost and most likely outcome to various contingencies within the overall project.  However this estimate balance is itself based upon a number of estimates and judgments that are subject to change as the project progresses.

We may incur losses as a result of natural disasters that may occur, or that may be alleged to have occurred, on our properties. Forests are subject to a number of natural hazards, including damage by fire, hurricanes, insects and disease, and during periods of unusually heavy rain and snowmelt, flooding and landslides may damage homes and personal property. Changes in global climate conditions may intensify these natural hazards. Severe weather conditions and other natural disasters can also reduce the productivity of timberlands and disrupt the harvesting and delivery of forest products. While damage from natural causes is typically localized and would normally affect only a small portion of our timberlands at any one time, these hazards are unpredictable and losses might not be so limited. While management believes we follow sound forest management and risk mitigation procedures, and all forest operations meet or exceed the rules and regulations governing forest practices in the State of Washington, we cannot be certain that we will not be the subject of claims based on allegations that we acted improperly in managing our property. These claims may take the form of individual or class action litigation, regulatory or enforcement proceedings, or both. Any such claims could result in substantial defense costs and divert management’s attention from the ongoing operation of our business, and if any such claims were successful, may result in substantial damage awards, fines or civil penalties.  Consistent with the practices of other large timber companies, we do not maintain insurance against loss of standing timber on our timberlands due to natural disasters.

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

Our business may be affected by climate change initiatives.  In recent months environmental activists, global treaty organizations, the U.S. Congress, and numerous state legislatures have intensified their scrutiny of environmentally significant industries in response to well-publicized reports of the adverse impacts of global greenhouse gas emissions, deforestation, and similar environmental impacts upon the earth's climate. A broad range of proposals have been considered by state and federal regulatory authorities, whose stated objectives would be to mitigate potential climate change by reducing or eliminating activities and business practices that are allegedly tied to global climate change. A number of these proposals remain under active consideration. These proposals include a number of restrictions and requirements which, if adopted, would adversely affect the U.S. domestic timber industry generally, and our business in particular. These include initiatives to reduce timber harvests (to promote the natural recycling of carbon dioxide into oxygen and other byproducts), which, if adopted and applied to our timberlands, would adversely impact our fee timber income; initiatives to curb heavy equipment usage, which, if adopted, would tend to increase transportation and harvest costs; substantial increases in reporting and compliance, which, if adopted, would likely increase our general and administrative expense and, potentially, our costs of sales; and a variety of other components which may reduce our revenues or increase our expenses, particularly as relates to our Fee Timber and our Timberland Management & Consulting segments.

Consolidation of sawmills in our geographic operating area may reduce competition among our customers, which could adversely affect our log prices.  In the past we have experienced, and may continue to experience, consolidation of sawmills in the Pacific Northwest.  Because a portion of our cost of sales in our Fee Timber segment consists of transportation costs for delivery of logs to domestic sawmills, it becomes increasingly expensive to transport logs over longer distances for sales in domestic markets.  As a result, a reduction in the number of sawmills, or in the number of sawmill operators, may reduce competition for our logs, increase transportation costs, or both.  These consolidations thus may have a material adverse impact upon our Fee Timber revenue or income and, as that segment has traditionally represented our largest business unit, upon our results of operation and financial condition as a whole.

We are sensitive to demand and price issues relating to our sales of logs in both domestic and foreign markets.  We generate Fee Timber revenue primarily by selling softwood logs to domestic mills and to third-party intermediaries who resell them to the export market.  The domestic market for logs in the Puget Sound region of Washington State depends heavily on housing starts.  Recent economic events have dramatically slowed housing starts, which has reduced demand for lumber.  In addition, imported lumber from Canada and increasing market acceptance of engineered wood products have acted to hold down the price of lumber. These factors have had the effect of concentrating mill ownership in larger, more efficient, mill operators and decreasing the number of mills operating in the Puget Sound region.  These characteristics have resulted in a decrease in local demand for logs, which in turn has decreased our profitability.  To the extent the housing crisis continues or deepens the negative impacts on our operating results will continue.  Over the past decade, we have seen log prices erode in the Japanese market as competing logs and lumber from regions outside of the United States and engineered wood products have gradually gained market acceptance.  These export markets for Pacific Northwest logs are significantly affected by fluctuations in United States, Japanese and, increasingly, Chinese and Korean economies, as well as by the foreign currency exchange rate between these Asian currencies and the U.S. dollar, as well as ocean transportation costs.

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

One of our two timberland mortgages matures in 2011 and may be challenging to refinance. The Partnership has a low level of leverage relative to our asset base.  We do, however, have a timberland mortgage with a balance owed of $19.3 million at December 31, 2009.  This mortgage matures in March 2011 with an expected amount due of $18.6 million.  During 2009 credit markets weakened considerably which has had both direct and indirect impacts on our operations and to the extent these circumstances continue our operating results will be adversely affected and our ability to refinance our timberland mortgage in 2011 could be impaired.

We are controlled by our managing general partner.  As a limited partnership, substantially all of our day-to-day affairs are controlled by our managing general partner, Pope MGP, Inc.  The board of directors of Pope MGP, Inc. serves as our board of directors, and by virtue of a stockholder agreement, the shareholders of Pope MGP, Inc., Emily T. Andrews and Peter T. Pope, each have the ability to designate one of our directors and to veto the selection of each of our other directors, other than our chief executive officer, who serves as a director by virtue of his executive position.  Unitholders may remove the managing general partner only in limited circumstances, including, among other things, a vote of the holders of a two-thirds majority of the “qualified units,” which means the units that have been owned by their respective holders for at least five years prior to such vote.  By virtue of the terms of our agreement of limited partnership, as amended, or “partnership agreement”, our managing general partner directly, and Mrs. Andrews and Mr. Pope indirectly, have the ability to prevent or impede transactions that would result in a change of control of the Partnership; to prevent or, upon the approval of limited partners holding a majority of the units, to cause, the sale of the assets of the Partnership; and to cause the Partnership to take or refrain from taking certain other actions that you might otherwise perceive to be in the Partnership’s best interest.  Under our partnership agreement, we are required to pay to Pope MGP, Inc. an annual management fee of $150,000, and to reimburse Pope MGP, Inc. for certain expenses incurred in managing our business.  The managing general partner also receives a special allocation of profits from our investor portfolio management business. No such allocations were earned in 2009 and 2008.  Reimbursements for expenses totaled $2,000 in 2009 and $8,000 in 2008.

We benefit from certain tax treatment accorded to master limited partnerships, and if that status changes the holders of our units may realize less advantageous tax consequences.  The Partnership is a Master Limited Partnership (MLP) and is therefore not generally subject to U.S. Federal income taxes.  If a change in tax law (or interpretation of current tax law) caused the Partnership to become subject to income taxes, operating results would be adversely affected.  We also have two taxable subsidiaries.  The estimation of income tax expense and preparation of income tax returns requires complex calculations and judgments.  We believe the estimates and calculations used in this process are proper and reasonable but if a Federal or state taxing authority disagreed with the positions we have taken, a material change in provision for income taxes, net income, or cash flows could result.

Item 1B.  UNRESOLVED SECURITIES AND EXCHANGE COMMISSION COMMENTS

   None

Item 2.	PROPERTIES

The following table reconciles acreage owned as of December 31, 2009 to acreage owned as of December 31, 2008.  As noted previously we own 20% of the Funds, and this table excludes the 36,000 acres of timberland owned by Fund I and II.  Properties are typically transferred from Fee Timber to the Real Estate segment at the point in time when the Real Estate segment takes over responsibility for managing the properties with the goal of maximizing the properties’ value upon disposition.

Description	2008 (1)	Transfers	Acquisitions	Sales	2009
Timberland:
Hood Canal tree farm (2)	70,844	(22)	-	(34)	70,788
Columbia tree farm (3)	43,625	-	-	-	43,625
Total Timberland	114,469	(22)	-	(34)	114,413
Land held for sale:
Bremerton - Wright Creek (4)	3	(2)	-	-	1
Hansville - Chatham	10	-	-	-	10
Oak Bay	40	(40)	-	-	-
Jefferson County	-	14	-	-	14
Everett - East Crest Hills	-	2			2
Timberland Ridge	40	-	-	-	40
Subtotal land held for sale	93	(26)	-	-	67
Land held for development:
Bremerton - Wright Creek (4)	42	2	-	-	44
Gig Harbor - Harbor Hill (5)	251	-	-	-	251
Homestead	39	-	-	-	39
Jefferson County	84	(14)	-	-	70
Kingston - Arborwood	356	-	-	-	356
Kingston - 5-Acre zoning	366	-	-	-	366
Nursery Hansville	53	53	-	-	106
Oak Bay	165	40	-	-	205
Hansville - Chatham	142	-	-	-	142
Port Gamble townsite	167	-	-	-	167
Shine Canyon	69	-	-	-	69
Port Ludlow - Tala Point	256	-	-	-	256
Tarboo Easement	160	(31)	-	-	129
Timberland Ridge	95	-	-	-	95
Walden	120	-	-	-	120
Other	51	(2)	8	(16)	41
Subtotal land held for development	2,416	48	8	(16)	2,456
Total Real Estate Acres	2,509	22	8	(16)	2,523
Grand Total Acres	116,978	-	8	(50)	116,936

(1) Certain parcels in the prior year have been adjusted due to a GIS reconciliation for Timberland ownership and legal acres for Development properties.
(2) This property is used as collateral for the Partnership's $19.3 million timberland mortgage.
(3) A subset of this property is used as collateral for the Partnership's $9.8 million timberland mortgage.
(4) This property is used as collateral for $155,000 of Local Improvement District debt.
(5) This property is used as collateral for $104,000 of Local Improvement District debt.

The following table provides dwelling unit (DU) per acre zoning for the Partnership’s owned timberland and development properties as of December 31, 2009 and land sold during 2009:

Current Land Inventory (acres)				2009 Land Sales
Zoning Designation	Real Estate	Fee Timber	Totals	Acres	$/Acre	Total Sales
Urban zoning	773	-	773	-	$-	$-
1 DU per 5 acres	708	1,632	2,340	-	-	-
1 DU per 10 acres	131	713	844	16	12,500	200,000
1 DU per 20 acres	699	34,976	35,675	34	9,441	321,000
1 DU per 40 acres	45	2,219	2,264	-	-	-
1 DU per 80 acres	147	50,754	50,901	-	-	-
Forest Resource Lands	-	24,038	24,038	-	-	-
Open Space	20	81	101	-	-	-
Total	2,523	114,413	116,936	50	$10,420	$521,000

Item 3.	LEGAL PROCEEDINGS

None.

Item 4.	(RESERVED)

PART II

Item 5.	MARKET FOR REGISTRANT’S UNITS, RELATED SECURITY HOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Certain information respecting trades in the Partnership’s equity securities is quoted on the NASDAQ.  In April 2008, our ticker symbol on the NASDAQ changed to “POPE”.  For many years, the Partnership’s units traded under the ticker symbol “POPEZ”.  The following table sets forth the 2007 to 2009 quarterly ranges of low and high prices, respectively, for the Partnership’s units together with per unit distribution amounts by the period in which they were paid:
	High	Low	Distributions
Year Ended December 31, 2007
First Quarter	$50.01	$34.25	$0.28
Second Quarter	49.41	36.41	0.28
Third Quarter	50.00	37.60	0.40
Fourth Quarter	48.00	38.17	0.40
Year Ended December 31, 2008
First Quarter	$38.50	$34.01	$0.40
Second Quarter	37.50	32.01	0.40
Third Quarter	34.00	28.06	0.40
Fourth Quarter	28.48	15.00	0.40
Year Ended December 31, 2009
First Quarter	$22.89	$15.61	$0.20
Second Quarter	28.98	18.52	0.20
Third Quarter	25.28	21.56	0.20
Fourth Quarter	25.25	22.32	0.10

Unitholders

As of January 31, 2010, there were 4,531,008 outstanding units and this represented 275 holders of record.  Units outstanding exclude 67,895 units granted to management and the board of directors that are currently restricted from trading.  The trading restriction for these units is lifted as the units vest.  The vesting schedule is determined at the time of grant.  Restricted units granted to date are on either a four- or two-year vesting schedule.  Those grants that have a four-year vesting schedule vest 50% on the third anniversary of the grant date and the remaining 50% upon reaching the fourth anniversary.  Two-year grants vest 50% upon reaching the first anniversary of the grant date and the remainder on the second anniversary.

Distributions

All cash distributions are at the discretion of the Partnership’s managing general partner, Pope MGP, Inc. (the “Managing General Partner”).  During 2009, the Partnership made three quarterly distributions of 20 cents per unit and one of 10 cents per unit, totaling $3.2 million in the aggregate.  During 2008, the Partnership made four quarterly distributions of 40 cents per unit each, totaling $7.4 million in the aggregate.

In recognition of the current economic environment, including extremely challenging log markets and the absence of an active market for raw and developed land, the Partnership reduced its distribution in the fourth quarter of 2009 to 10 cents per unit. The Managing General Partner, in its discretion, determines the amount of the quarterly distribution and plans to re-consider distribution levels quarterly during 2010. The Partnership recognizes that current economic conditions warrant a heightened sensitivity to the stewardship of cash balances. As such, the quarterly determination of distribution amounts, if any, will reflect the expectations of management and the Managing General Partner for the Partnership’s liquidity needs given the reduction in anticipated harvest volume coupled with log prices at historic lows and a stagnant market for our real estate.

Equity Compensation Plan Information

The Partnership maintains the Pope Resources 2005 Unit Incentive Plan, which authorizes the granting of nonqualified equity compensation in order to provide incentives to align the interests of management with those of unitholders. Pursuant to the plan, the Partnership issues restricted unit grants with vesting ranges between two and four years on the anniversary of the grant.  The terms of these grants require that the grantee remain an employee as of the vesting date.  As of December 31, 2009 there were 56,195 unvested and outstanding restricted units of which 17,722 units vest in 2010. Previously, the Partnership maintained the Pope Resources 1997 Unit Option Plan pursuant to which unit options were granted for purposes similar to the 2005 incentive plan. Upon the adoption of the 2005 Unit Incentive Plan, the Partnership ceased making further awards under the 1997 plan. As of December 31, 2009 there were fully vested options outstanding for the purchase of 163,053 units with a weighted average exercise price of $15.86.

Repurchase of Equity Securities

In December 2008 we announced a unit repurchase plan pursuant to which the Partnership was authorized to repurchase limited partner units with an aggregate value of up to $2.5 million.  Since that time, we have increased the aggregate value of units authorized for repurchase to $5 million and extended the repurchase plan to allow for repurchases through December 2010.  As of December 31, 2009, there remained an unutilized authorization for unit repurchases of $2.9 million. Partnership unit repurchases under this 2008 plan through the end of 2009 are in the following tables:

2008 $2.5 million unit repurchase plan
	2008	2009	2009	2009	2009	2009
Month	December	January	February	March	April	May
Total number of units purchased	15,252	3,274	1,971	37,176	29,416	23,535
Average price paid per unit	$19.44	$20.20	$19.38	$18.23	$19.52	$19.80
Total number of units purchased as part of publicly announced plans or programs	15,252	18,526	20,497	57,673	87,089	110,624
$2.5 million unit repurchase extension	-	-	-	-	-	2,500
Approximate dollar value remaining to purchase units under the announced plans or programs ($000's) *	$2,203	$2,137	$2,099	$1,421	$846	$2,880
* Total amount of repurchase plan less cumulative repurchases

2008 $2.5 million unit repurchase plan, following May 2009 extension
	2009	2009	2009	2009	2009	2009	2009
Month	June	July	August	September	October	November	December
Total number of units purchased	-	-	-	-	-	671	-
Average price paid per unit	$0.00	$0.00	$0.00	$0.00	$0.00	$22.50	$0.00
Total number of units purchased as part of publicly announced plans or programs	110,624	110,624	110,624	110,624	110,624	111,295	111,295
$2.5 million unit repurchase extension	-	-	-	-	-	-	-
Approximate dollar value remaining to purchase units under the announced plans or programs ($000's) *	$2,880	$2,880	$2,880	$2,880	$2,880	$2,865	$2,865
* Total amount of repurchase plan less cumulative repurchases

As of February 16, 2010 we had not made any repurchases of units since year-end.

Performance Graph

The following graph shows a five-year comparison of cumulative total unitholder returns for the Partnership, the Standard and Poor’s Forest Products Index and the Wilshire 4500 for the five years ended December 31, 2009.  The total unitholder return assumes $100 invested at the beginning of the period in the Partnership’s units, the Standard and Poor’s Forest Products Index, and the Wilshire 4500.  The graph assumes distributions are reinvested.

	12/04	12/05	12/06	12/07	12/08	12/09

Pope Resources	100.00	127.07	145.15	186.81	92.45	117.39
S&P 500	100.00	104.91	121.48	128.16	80.74	102.11
S&P Smallcap 600	100.00	107.68	123.96	123.59	85.19	106.97
S&P Forest Products	100.00	102.05	107.60	116.02	50.53	72.51
Wilshire 5000	100.00	106.38	123.16	130.07	81.64	102.00
Wilshire 4500	100.00	110.03	126.84	133.69	81.51	104.60

Copyright© 2010 Standard & Poor's, a division of The McGraw-Hill Companies Inc.
All rights reserved. (www.researchdatagroup.com/S&P.htm)

Issuance of Unregistered Securities

The Partnership did not conduct any unregistered offering of its securities in 2007, 2008, or 2009.

Item 6.	SELECTED FINANCIAL DATA

Actual Results.  The financial information set forth below for each of the indicated years is derived from the Partnership’s audited consolidated financial statements.  This information should be read in conjunction with the consolidated financial statements and related notes included with this report.

Free cash flow, a non-GAAP measure, provides users of financial statements a benchmark for the amount of cash available for distributions and investments after making debt payments and recurring capital expenditures.  Since this measure starts with cash provided by operations, it does not include the increases or decreases resulting from changes in working capital that are included in operating cash flow presented on the Statement of Cash Flows.  The Partnership has used the method detailed below for calculating free cash flow.  Management recognizes that there are varying methods of calculating free cash flow and has provided the calculation below to aid investors that are attempting to reconcile between those different methods.

(Dollars in thousands, except per unit data)		Year Ended December 31,
Statement of operations data	2009	2008	2007	2006	2005
Revenue:
Fee Timber	$14,847	$23,551	$35,514	$35,260	$44,424
Timberland Management & Consulting	601	944	1,344	3,670	7,764
Real Estate	5,030	3,683	15,037	27,320	4,818
Total revenue	20,478	28,178	51,895	66,250	57,006

Operating income/(loss):
Fee Timber	3,724	6,294	15,215	14,592	16,320
Timberland Management & Consulting	(375)	(543)	(883)	1,266	3,540
Real Estate (1)	1,663	(1,111)	5,163	13,864	1,270
General and Administrative	(3,733)	(3,951)	(4,782)	(3,817)	(3,651)
Total operating income	1,279	689	14,713	25,905	17,479

Net income (loss) attributable to unitholders	(272)	1,162	15,508	24,910	13,684
Earnings (loss) per unit – diluted	$(0.07)	$0.23	$3.22	$5.22	$2.88
Distributions per unit	$0.70	$1.60	$1.36	$1.06	$0.80

Balance sheet data
Total assets	187,056	165,411	148,550	180,282	106,358
Long-term debt, net of current portion	28,659	28,169	29,385	30,866	32,281
Partners’ capital	83,126	87,817	96,644	87,605	66,405
Debt to total capitalization	26%	25%	24%	27%	34%

Free cash flow (2):
Cash provided by operations (3)	$662	$3,952	$12,113	$33,114	$23,950
Plus:
Net income (loss) attributable to noncontrolling interests (4)	950	1,018	402	69	(321)
Less:
Principal payments	(1,418)	(1,342)	(1,481)	(1,675)	(1,883)
Change in operating accounts and non-cash charges (5)	(585)	44	2,528	(4,004)	(3,219)
Capital expenditures, excluding
timberland acquisitions (6)	(1,224)	(1,715)	(2,294)	(1,720)	(1,796)
Free cash flow	(1,615)	1,957	11,268	25,784	16,731

Other data
Acres owned/managed (thousands)	150	405	430	433	556
Fee timber harvested (MMBF)	32	38	55	55	74
(1)
Real Estate operating income in 2007, 2006, and 2005 includes $1,878,000, $260,000 and $198,000, respectively, of environmental remediation charges related to Port Gamble and $30,000 in 2009 related to Port Ludlow.

(2)
Management considers free cash flow, a non-GAAP measure, to be a relevant and meaningful indicator of liquidity and earnings performance commonly used by investors, financial analysts and others in evaluating companies in its industry and, as such, has provided this information in addition to the generally accepted accounting principle-based presentation of cash provided by operating activities.

(3)
In the third quarter of 2009, the Partnership changed its classification of cash flows to include real estate development capital expenditures within cash flows from operating activities.  Prior to the end of the third quarter, these expenditures were reported within investing activities within the Partnership’s statement of cash flows.  Presentation of prior periods has been revised for consistent treatment of these expenditures for all periods presented.

(4)	Backs out the impact of the Funds and IPMB on Pope Resources’ free cash flow.
(5)	Non-cash charges exclude cost of land sold, depletion, depreciation and amortization, and capitalized development activities.
(6)
Fund II acquired 12,000 acres of timberland in 2009, the Partnership acquired 1,180 acres of timberland in 2008, and Fund I acquired 24,000 acres of timberland in 2006.  The cost of these acquisitions was not included in the calculation of free cash flow.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains a number of projections and statements about our expected financial condition, operating results, and business plans and objectives.  These statements reflect management’s estimates based upon our current goals, in light of management’s knowledge of existing circumstances and expectations about future developments.  Statements about expectations and future performance are “forward looking statements” which describe our goals, objectives and anticipated performance.  These statements are inherently uncertain, and some or all of these statements may not come to pass.  Accordingly, you should not interpret these statements as promises that we will perform at a given level or that we will take any or all of the actions we currently expect to take.  Our future actions, as well as our actual performance, will vary from our current expectations, and under various circumstances these variations may be material and adverse.  Some of the factors that may cause our actual operating results and financial condition to fall short of our expectations are set forth in the part of this report entitled “Risk Factors” in Item 1A above.  Other issues that may have an adverse and material impact on our business, operating results and financial condition include our ability to accurately estimate the potential for environmental remediation costs at Port Gamble; the impacts of climate change and natural disasters on our timberlands and on surrounding areas; credit and economic conditions that affect demand for our products; and environmental and land use regulations that limit our ability to harvest timber and develop property. From time to time we identify other risks and uncertainties in our other filings with the Securities and Exchange Commission.  The forward-looking statements in this report reflect our estimates as of the date of the report, and we cannot undertake to update these statements as our business operations and environment change.

This discussion should be read in conjunction with the Partnership’s audited consolidated financial statements included with this report.

EXECUTIVE OVERVIEW

Pope Resources, A Delaware Limited Partnership (“we” or the “Partnership”), was organized in late 1985 as a result of a spin-off by Pope & Talbot, Inc. (“P&T”).  We are engaged in three primary businesses.  The first, and by far most significant segment in terms of owned assets and operations, is the Fee Timber segment.  This segment includes timberlands owned directly by the Partnership and operations of Fund I and Fund II, (the “Funds”).   Operations in this segment consist of growing timber to be harvested as logs for sale to domestic manufacturers and to a lesser extent export brokers.  The second most significant business in terms of total assets owned is the development and sale of real estate.  Real Estate activities primarily take the form of securing permits, entitlements, and, in some cases, installing infrastructure for raw land development and then realizing that land’s value by the selling of larger parcels to buyers who will take the land further up the value chain, either to home buyers or to operators and lessors of commercial property.  Since these land projects span multiple years, the Real Estate segment may incur losses for multiple years while a project is developed until that project is sold resulting in operating income.  Our third business is raising and investing capital from third parties for private equity timber funds and managing the timberland owned by both these funds and unaffiliated owners.

As of December 31, 2009, we owned 114,000 acres of timberland in western Washington State, 36,000 acres of timberland for the Funds in Washington and Oregon, plus 2,500 acres of real estate held for sale or development.  Our third-party Timberland Management & Consulting services have historically been conducted in Washington, Oregon, and California.

Net loss attributable to unitholders for the year ended December 31, 2009 totaled $272,000, or $0.07 per diluted ownership unit, on revenues of $20.5 million.  For the corresponding period in 2008, net income attributable to unitholders totaled $1.2 million, or $0.23 per diluted ownership unit, on revenues of $28.2 million.  For the year ended December 31, 2009, cash flow from operations was $662,000, compared to $4.0 million in 2008.  Net loss attributable to unitholders for the quarter ended December 31, 2009 totaled $376,000, or $0.08 per diluted ownership unit, on revenues of $5.2 million.  This compares to net loss attributable to unitholders of $1.4 million, or $0.32 per diluted ownership unit, on revenues of $3.2 million for the quarter ended December 31, 2008.

Our revenues, net income and cash flows are lower than in recent years owing largely to the well-publicized macroeconomic factors that have resulted in a dramatic reduction in housing starts in the United States.  Credit markets also have a significant impact on our business as our customers rely on those markets for liquidity.  Housing starts, interest rates, and credit markets reflect or influence the health of the U.S. housing market.  Currency exchange rates influence the competitiveness of our domestic sawmill customers in relation to imported lumber from Canada, Europe, or the Southern Hemisphere and also the competitiveness of our logs in export markets in Asia.  Our export logs are sold to domestic intermediaries who then export the logs.  A favorable exchange rate can help these intermediaries compete in Asian markets with logs that originate from Canada, Russia, or the Southern Hemisphere, thus increasing the price that we are able to realize from these export log sales.

As an owner and manager of timberland, we focus keenly on three “product” markets: lumber, logs, and timberland.  Each of these markets has unique and distinct attributes such that the respective product prices do not move up or down in lockstep with each other.  Generally, the lumber market is the most volatile as it responds quickly (even daily) to changes in housing-driven demand and to changes in lumber inventories.  Log markets will in turn be affected by what is happening in the spot lumber markets, but pricing shifts typically adjust monthly rather than daily.  Log price volatility is also moderated because logs are used to produce products besides just lumber (especially pulp).  The market for timberland tends to be less volatile with pricing that lags both lumber and log markets.  This is a function of the longer time horizons utilized by timberland investors where the short-swing fluctuations of log or lumber prices are moderated in acquisition modeling.  We watch the lumber market because activity there can presage log price changes.  We are in the log market constantly as we negotiate delivery prices to our customers.  The timberland market is important as we are constantly evaluating our own portfolio and its underlying value as well as the opportunities to adjust that portfolio through either the acquisition or disposition of such land.

Our current strategy for adding timberland acreage is centered on our timber fund business model.  In March 2009, we completed the final closing for Fund II with $84 million of committed capital including Pope Resources’ 20% co-investment. In early October 2009, Fund II closed on its first two timberland acquisitions representing 41% of its committed capital.  Our 20% co-investment in the Funds affords us a share of the Funds’ operations while allowing us to earn asset management and timberland management fees. Management also believes that this strategy allows us to maintain more sophisticated expertise in timberland acquisition, valuation, and management than could be cost-effectively maintained for the Partnership’s timberlands alone. Our Real Estate challenges center around how and when to “harvest” a parcel of land and capture the optimum value increment by selling the property.

Our consolidated revenue in 2009, 2008, and 2007, on a percentage basis by segment, was as follows:

Segment	2009	2008	2007
Fee Timber	72%	84%	68%
Timberland Management & Consulting	3%	3%	3%
Real Estate	25%	13%	29%

Further segment financial information is presented in Note 12 to the Partnership’s Consolidated Financial Statements included with this report.

Outlook

We expect 2010 performance to approximate 2009 due to an expected slow recovery of the new home construction sector, given the well-publicized challenges of high unemployment, growing inventory of foreclosed properties, and tight credit.  All of these economic factors impact the Fee Timber and Real Estate segments.  We believe that our strong balance sheet allows us to defer timber harvest and land sales until these markets improve, and management has announced an intention to take these actions again in 2010.  We also plan to continue our search for additional opportunities to acquire timberland through Fund II at favorable prices during the current market weakness.

We plan to harvest 32 MMBF in 2010 which represents a 47% decline from our estimated sustainable harvest of 60 MMBF, which includes sustainable harvest of 16 MMBF related to the Funds.  The decision to defer harvest was made in response to our expectation of continued weakness in log markets resulting from the slowdown in housing starts that is associated with widely publicized declines in the credit and housing markets.  We plan to defer all harvest from tree farms owned by the Funds in 2010 and, as such, the planned 32 MMBF harvest will come from the Hood Canal and Columbia tree farms owned directly by the Partnership.  Revenue generated by the Funds is consolidated into the Partnership’s financial statements.  On the Statement of Operations, the 80% interest in the Funds owned by third-party investors is reported beneath operating income and is labeled “Net loss attributable to non controlling interests”.  When speaking to inventory, volumes are expressed in millions of board feet, or “MMBF”, while elsewhere in the document, volumes harvested are expressed in thousands of board feet, or “MBF”.

We are also anticipating operating income results for our Real Estate segment will remain weak in 2010, as the market for developable land is expected to remain at extremely low levels in 2010.  Until the market improves, we expect to concentrate our Real Estate activities primarily on securing entitlements to our properties while deferring spending on infrastructure improvements wherever possible.

General & Administrative costs in 2010 are expected to approximate 2009 as we continue to exercise restraint in discretionary spending across our lines of business in response to recessionary pressures.

RESULTS OF OPERATIONS

The following table reconciles net income (loss) attributable to unitholders for the years ended December 31, 2009 to 2008 and 2008 to 2007.  In addition to the table’s numeric analysis, the explanatory text that follows describes many of these changes by business segment.

YEAR TO YEAR COMPARISONS
(Amounts in $000's)

	2009 vs. 2008	2008 vs. 2007

	Total	Total
Net income (loss) attributable to unitholders:
Year ended December 31, 2009	$(272)
Year ended December 31, 2008	1,162	$1,162
Year ended December 31, 2007		15,508
Variance	$(1,434)	$(14,346)

Detail of earnings variance:
Fee Timber
Log price realizations (A)	$(3,116)	$(3,783)
Log volumes (B)	(2,673)	(10,600)
Harvest & haul	1,469	3,600
Depletion	1,439	1,355
Other Fee Timber	311	474
Timberland Management & Consulting
Management fee changes	(317)	(176)
Other Timberland Management & Consulting	485	548
Real Estate
Development property sales	1,433	(7,510)
Environmental remediation	(30)	1,878
Timber depletion on HBU sale	478	(478)
Other Real Estate	893	(164)
General & Administrative costs	218	831
Net interest expense	(782)	239
Debt extinguishment costs	(1,137)	-
Other (taxes, noncontrolling interests, impairment)	(105)	(560)
Total variance	$(1,434)	$(14,346)

(A) Price variance allocated based on changes in price using the current period volume.
(B) Volume variance allocated based on change in sales volume and the average log sales price for the prior period less variance in log production costs.

Fee Timber

Revenue and Operating Income

Fee Timber revenue is earned primarily from the harvest and sale of logs from the Partnership’s 114,000 acres of fee timberland located in western Washington and, to a lesser extent, from the lease of cellular communication towers together with the sale of gravel and other forest products that result from timberland operations.  Revenue from the sale of timberland tracts will also appear periodically in results for this segment.  Our Fee Timber revenue is driven primarily by the volume of timber harvested and by the average prices realized on log sales.  In late 2006, Fund I acquired 24,000 acres of timberland with operating activities from these properties beginning in 2007 and results from those operations consolidated into this discussion of operations.  In the fourth quarter of 2009, Fund II acquired 12,000 acres in northwestern Oregon and its operating activities are also consolidated into this discussion of operations.

Revenue and operating income for the Fee Timber segment for each year in the three-year period ended December 31, 2009, are as follows:

($ Million) Year ended	Log Sale Revenue	Mineral, Cell Tower & Other Revenue		Total Fee Timber Revenue	Operating Income (Loss)	Harvest Volume (MBF)
Pope Resources Timber	$13.3	$1.5		$14.8	$4.0	32,461
Fund I	-	-		-	(0.3)	-
Total Fee Timber 2009	$13.3	$1.5		$14.8	$3.7	32,461

Pope Resources Timber	$16.7	$2.0		$18.7	$6.7	32,455
Fund I	2.4	2.4	*	4.8	(0.4)	5,293
Total Fee Timber 2008	$19.1	$4.4		$23.5	$6.3	37,748

Pope Resources Timber	$30.5	$2.0		$32.5	$14.8	49,825
Fund I	3.0	-		3.0	0.4	5,336
Total Fee Timber 2007	$33.5	$2.0		$35.5	$15.2	55,161
*Conservation easement sale revenue

Fiscal Year 2009 compared to 2008.  Revenue and operating income decreased in 2009 from 2008 due to a 14% lower harvest volume and a $96 per MBF, or 19%, decline in log prices.  The decrease in 2009 harvest volume from 2008 is due to continuing weak log markets which have caused us to reduce harvest levels in 2009 below our estimated long-term sustainable harvest level.  We originally planned to harvest 37 MMBF in 2009 representing nearly a 30% volume deferral from our pre-Fund II long-term sustainable harvest level.  But as 2009 progressed and log markets weakened below the levels that we had forecasted, we decided to defer additional harvested volume resulting in the 38% harvest deferral in 2009.

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

The conservation easement sale completed by Fund I in 2008 is accounted for in the Fee Timber segment due to our policy of including all operations of the Funds in the Fee Timber segment.  Conservation easement sales and land sales from the Hood Canal and Columbia tree farms made to buyers that plan to use the land for purposes other than timber production are accounted for in the Real Estate segment.

ORM Timber Funds.  Fund II acquired its first properties in October 2009 and, as a result, had minimal impact on the consolidated segment performance.  The Funds are consolidated into our financial statements and the 80% of these Funds owned by third parties is reflected in our Statement of Operations under the caption “Noncontrolling interest-ORM Timber Funds.” Fund I generated $28,000 of revenue in 2009, compared with $4.8 million of revenue generated in 2008 and $3.0 million of revenue in 2007. Fund II generated $3,000 of revenue in the fourth quarter of 2009.

Log Volume

Log volume sold for each year in the three-year period ended December 31, 2009 was as follows:

Volume (in MBF)	2009	% Total	2008	% Total	2007	% Total
Sawlogs
Douglas-fir	22,383	69%	24,913	66%	35,114	64%
Whitewood	1,080	3%	3,121	8%	6,492	12%
Cedar	827	2%	795	2%	2,238	4%
Hardwoods	835	3%	977	3%	2,733	5%
Pulp
All Species	7,336	23%	7,942	21%	8,584	15%

Total	32,461	100%	37,748	100%	55,161	100%

            Log volume decreased 14% in 2009 from the 2008 harvest as management sought to further reduce volume and preserve our asset value while log, lumber, and housing markets continued to decline throughout 2009.  We would generally expect the proportion of harvest going to pulp markets to average between 10% and 15%.  However, in 2009 and 2008 we concentrated our harvest on lower quality timber stands to sell logs into pulp markets which have not been as dramatically impacted as other log markets by the downturn in housing. As such, pulp logs represented a relatively higher-than-normal proportion of harvest volume for both 2009 and 2008. This shift in weighting of our sort mix lowered the average realized price per MBF below what it might otherwise have been, but we believe helps enhance asset value by allowing more valuable stands to continue to grow.

Log volume decreased 32% in 2008 from the 2007 harvest as management sought to reduce volume and preserve our asset value while log, lumber, and housing markets declined in 2008.  Spot markets developed at times during the year for pulp and export quality Douglas-fir and white woods.  We took advantage of these spot markets when available but most log markets were extremely weak during the year.  Pulp prices also weakened as 2008 progressed due in part to a surge of available supply of whitewood pulp logs resulting from salvage logging of timber stands damaged in a December 2007 storm event.

Log Prices

We have categorized our sawlog volume by species, which is a significant driver of price realized as indicated by the table below.  The average log price realized by species for each year in the three-year period ended December 31, 2009 was as follows:

Price $/MBF	2009	% Change	2008	% Change	2007
Sawlogs
Douglas-fir	$435	-19%	$537	-14%	$621
Whitewood	309	-25%	412	-11%	462
Cedar	817	-34%	1,245	-3%	1,280
Hardwoods	446	-30%	638	-31%	931
Pulp
All Species	296	-18%	359	-6%	381
Overall
All Species	$410	-19%	$506	-17%	$607

Douglas-fir: Douglas-fir is noted for its structural characteristics that make it preferable to other softwoods and hardwoods for the production of construction grade lumber and plywood. Demand and price for Douglas-fir sawlogs is very dependent upon the level of new home construction. Housing starts appear to have bottomed and have begun to show some signs of improvement as we ended the year.  The export market was only slightly stronger than the domestic market as the 2009 recession has resulted in a global economic slow-down which has impacted demand for sawlogs in Asia as well as the U.S.  We have experienced a $102/MBF, or 19%, drop in Douglas-fir sawlog prices in 2009 from 2008 on top of a 14% decline in 2008 from 2007.

Whitewood: “Whitewood” is a term used to describe several softwood species, but for us primarily refers to western hemlock.  Whitewood is generally considered to have less strength and thus a lower quality than Douglas-fir.  Nonetheless, these logs are also used for manufacturing construction grade lumber and plywood.  The going price for whitewood sawlogs was so low in 2009 that we actively avoided harvest units with a large component of this product.  As a result, the 25% drop in average price realized in 2009 versus 2008 is partially a mix statement as those whitewood sawlogs that were harvested were generally of lower quality.

Cedar: Cedar is a minor component in most upland timber stands and is generally used for outdoor applications such as fencing, siding and decking.  Although there is a link between demand for these products and housing starts, this link is not as strong as with most other softwood species.  Cedar prices have decreased in 2009 versus 2008 by 34% compared to a modest 3% decrease in 2008 over 2007.  The decline in 2009 reflects the decrease in home remodeling activity in concert with weakened credit and real estate markets.

Hardwood:  “Hardwood” can refer to many different species, but on our tree farms primarily consists of red alder.  The local mills that process alder sawlogs are using the resource to manufacture lumber for use in furniture and cabinet construction.  In past years, the price realized from the sale of red alder sawlogs increased in connection with relatively limited supply, coupled with increased demand as a result of new mills focused on hardwood lumber production in the Pacific Northwest.  However, the demand for alder lumber has been blunted as users have substituted other species in the face of higher alder prices.  The effect of this substitution, combined with weakness in demand for end-use products has translated to lower prices and explains why the year-over-year price realized for hardwood log prices decreased 30% from 2008 on top of a 31% decrease in 2008 from 2007.  Hardwood represents a relatively minor species in our sales and timber inventory mix and produces a small impact on overall revenue and earnings.

Pulp:  Pulp logs of any species represent logs that are not suitable for lumber production due to a defect that renders the log only fit for manufacture into wood chips.  These chips are used primarily to make a full range of pulp and paper products from unbleached linerboard used in paper bags and cardboard boxes to fine paper and specialty products.  The price realized from the sale of pulp logs is primarily driven by the supply of wood chips produced as a by-product from lumber mills and the demand for wood chips from manufacturers of market pulp, linerboard, and paper.  Pulp log prices in 2009 were down 18% from 2008 resulting from a drop in demand for the end products in the face of overall economic weakness.  Pulp log prices decreased 6% in 2008 from 2007.  Pulp log prices were volatile during 2008 as chip shortages caused by a decline in lumber mill activities resulted in an increase in demand for pulp logs in early 2008 followed by a dramatic increase in supply in the latter half of the year as salvage logging of coastal timber stands brought to market logs damaged in a significant wind storm in December 2007.

Customers

Annual harvest volume and average price paid as of December 31 was as follows:

	2009		2008		2007
Destination	Volume	Price/MBF	Volume	Price/MBF	Volume	Price/MBF
Domestic mills	20,249	$410	24,191	$531	43,258	$652
Export brokers	4,876	581	5,615	610	3,319	612
Pulp	7,336	296	7,942	359	8,584	382
Total	32,461	$410	37,748	$506	55,161	$607

Volumes by destination showed little relative change in 2009 compared with 2008.  Domestic mills purchased 62% of harvest volumes in 2009 versus 64% in 2008.  Export brokers represent those log buyers that purchase our logs and then resell them to customers in Japan, China, and Korea.  Export brokers purchased 15% of both our 2009 and 2008 harvest.  Pulp mills purchased 23% of our harvest volume in 2009 as compared to 21% of 2008.

The export market for logs in the Pacific Northwest has been migrating over the last couple years from a market highly focused on Japan to a market that includes China and Korea, as well as Japan.  This change in the export market is expected to result in a decline in the premium earned from the sale of logs to the export market while at the same time increasing export market demand for logs sourced in the Pacific Northwest.  Sawlogs sold to Korea and China are not of the high quality demanded by the Japanese market and, as a result, do not command the premium pricing generally attributed to the Japanese market. However, this new source of demand for sawlogs in the Pacific Northwest will impact pricing as domestic mills will now need to compete with this new and growing offshore source of demand for Pacific Northwest sawlogs.  These new outlets for lower quality logs will also help to diversify our customer mix away from domestic mills that are more heavily dependent on the U.S. housing market.

Domestic mills purchased 64% of our harvest in 2008 versus 78% in 2007.  The decline in the proportion of log volume sold to domestic mills resulted from an increase in volume sold to export brokers and pulp mills.  Export brokers purchased 15% of our 2008 harvest, versus 6% in 2007.  Pulp mills purchased 21% of our harvest volume in 2008 as compared to 16% of 2007.

Harvest Volumes and Seasonality

           The Partnership’s 114,000 acres of timberland consist of both the 70,000-acre Hood Canal tree farm and the 44,000-acre Columbia tree farm.  The Hood Canal tree farm is located in the Hood Canal region of Washington State.  Most of this tree farm acreage is at a relatively low elevation where harvest activities are possible year-round.  As a result of this competitive advantage, we are often able to harvest and sell a greater portion of our annual harvest in the first and fourth quarters when the log supply in the marketplace tends to be lower due to seasonal shutdowns of higher elevation tree farms such as Columbia.  Fund I owns 24,000 acres of timberland located at higher elevations in Washington State, similar to those of Columbia.  Fund II’s 12,000 acres of timberland in Northwest Oregon, is at low elevations much like those seen on the Hood Canal tree farm.

           The percentage of annual harvest volume by quarter for each year in the three-year period ended December 31, 2009 was as follows:

Year ended	Q1	Q2	Q3	Q4
2009	27%	22%	20%	31%
2008	25%	38%	31%	6%
2007	18%	41%	28%	13%

In 2009, our harvest was weighted to the first and fourth quarters to take advantage of higher seasonal prices.  For 2009, we pushed more than the usual amount of our harvest into the fourth quarter to take advantage of an uptick in market demand and increased prices driven by depleted inventories throughout the supply chain.  The absence of internal mills requiring volume and less concern with quarterly earnings fluctuations allows us to maximize value by making market timing adjustments.  Furthermore, our practice of permitting excess harvest units provides maximum flexibility to make changes to harvest volumes.

Cost of Sales

Cost of sales for the Fee Timber segment consists of harvest costs and depletion expense.  Harvest costs represent the direct cost incurred to convert trees into logs and deliver those logs to their point of sale and associated state excise taxes owed on the harvest of logs.  Depletion expense represents the cost of acquiring or growing the timber harvested.  Fee Timber cost of sales for each year in the three-year period ended December 31, 2009 was as follows:

		Cost of
($ Million)	Harvest, Haul	Conservation		Total Cost
Year ended	and Other	Easement Sale	Depletion	of Sales
2009	$6.0	-	$2.0	$8.0
2008	7.5	2.2	3.4	13.1
2007	11.0	-	4.8	15.8

Fee Timber cost of sales decreased $5.1 million in 2009 from 2008 and decreased $2.7 million in 2008 from 2007.  The 5.3 MMBF decline in harvest volume in 2009 from 2008 and the non-recurring costs incurred in connection with the conservation easement sale in 2008 were the primary reasons for the year-over-year decline in Fee Timber cost of sales.  The decrease in 2008 from 2007 is due to a decline in volume harvested partially offset by land basis expensed with the sale of a conservation easement by Fund I.

           Fee Timber cost of sales, expressed on a per MBF basis for each year in the three-year period ended December 31, 2009, was as follows:

Year ended	Harvest, Haul and Other	Depletion	Total Cost of Sales *
2009	$184	$62	$246
2008	198	91	289
2007	200	87	287
* Total excludes cost of conservation easement sale

Harvest costs vary based upon the physical site characteristics of acreage harvested.  Harvest units that are difficult to access, or that are located on steep hillsides requiring cable harvest systems, are more expensive to harvest.  Haul costs vary based upon the distance between the harvest site and the customer’s location.  Per MBF harvest and haul costs were lower in 2009 relative to 2008 due to the selection of less expensive harvest units in the face of weak log pricing.  Harvest and haul costs per MBF remained flat between 2008 relative to 2007.

           The depletion rate is calculated by dividing the historical cost of the timber and related capitalized road expenditures by merchantable timber volume.  That calculated rate is then applied to volume harvested.  We used one depletion rate in 2009 for volume harvested from the Hood Canal and Columbia tree farms as we had no timber harvest from the Fund I or II tree farms.  In 2008 and 2007, we used two separate depletion rates, with our primary pool used for volume harvested from the Hood Canal and Columbia tree farms and the second pool for volume harvested from tree farms owned by Fund I.  Depletion expense is calculated by first deriving a depletion rate as follows:

Depletion rate =	Accumulated cost of timber and capitalized road expenditures
Estimated volume of 35-year-and-older merchantable timber

Each year, the depletion rate is adjusted to account for “layers” of harvest volume exiting the pool and new “layers” of 35-year old timber volume and cost entering the pool.  The depletion rate is then applied to future volume harvested to calculate depletion expense.  In 2008, we changed our definition of “merchantable” to 35-year-and-older timber from 40-year-and-older in previous years.

We harvested a total of 32,461 MBF from our pooled timberlands in 2009 compared with harvest of 37,748 MBF in 2008, with 5,293 MBF of the 2008 total attributable to the separate depletion pool created for the Fund I timberlands.  The separate depletion pool for Fund I harvest is higher than the pooled rate used for the Partnership’s harvest due to historical cost basis attributed to the respective timberlands.  The majority of the pooled lands have been owned for decades and carry relatively low historical cost in comparison to the Fund I properties we purchased in late 2006. The depletion rate used in the Fund I separate pool under normal market conditions would approximate the net stumpage value realized (delivered log price less harvesting and transportation cost) on the sale of this particular timber.  When Fund II begins harvesting, we will use a separate pool to calculate depletion expense.

Depletion expense is generated from the harvest and sale of timber and periodically from Real Estate sales when land is sold with standing timber.  Depletion expense generated from Real Estate sales, as was the case in 2008, is excluded from the Fee Timber depletion analysis.  Depletion expense resulting from timber harvest for each year in the three-year period ended December 31, 2009 was made up of the following:

	Year ended December 31, 2009
	Pooled	Total
Volume harvested (MBF)	32,461	32,461
Rate/MBF	$62	$62
Depletion expense (000's)	$2,001	$2,001

	Year ended December 31, 2008
	Pooled	Fund I	Total
Volume harvested (MBF)	32,455	5,293	37,748
Rate/MBF	$65	$254	$91
Depletion expense (000's)	$2,094	$1,343	$3,437

	Year ended December 31, 2007
	Pooled	Fund I	Total
Volume harvested (MBF)	49,824	5,337	55,161
Rate/MBF	$70	$238	$87
Depletion expense (000's)	$3,503	$1,269	$4,772

Operating Expenses

Fee Timber operating expenses for each of the three years ended December 31, 2009, 2008, and 2007 were $3.1 million, $4.2 million, and $4.5 million, respectively.

($ Million) Year ended	2009	2008	2007
Operating Expenses	$3.1	$4.2	$4.5
Average Acres	144,277	137,780	137,321
$/Acre	$22	$30	$33

Operating expenses for Fee Timber include management, silviculture and the cost of both maintaining existing roads and building temporary roads required for harvest activities. Due to consolidation of the Funds into the Partnership’s financial statements the fees generated from the management of these funds are eliminated from the Fee Timber operating expenses.  The portion of these fees paid by noncontrolling interests was $699,000, $696,000, and $717,000 in 2009, 2008, and 2007, respectively.   Operating costs declined in 2009 as a result of cost-cutting measures implemented in the first quarter of the year.  Operating expenses on a per-acre basis declined by a slightly greater amount relative to the actual expenses due to the additional acres acquired by Fund II.  Operating costs remained relatively consistent in 2007 and 2008 despite the addition of 24,000 acres owned by Fund I.  This is due primarily to the benefits of scale we enjoy as a result of adding acreage to this segment.

Timberland Management & Consulting

Revenue and Operating Income

The Timberland Management & Consulting segment generates revenue by providing timberland management and forestry consulting services to timberland owners and managers.  An additional aspect of this segment’s activities is the development of timberland property investment portfolios on behalf of third-party clients and the Funds.

At the close of 2009, the Timberland Management & Consulting segment was managing 36,000 acres for the Funds.  For the years 2008 and 2007, we managed approximately 267,000 and 292,000 acres, respectively, of timberland for Cascade Timberlands LLC (Cascade) and an additional 24,000 acres for Fund I in each of those years.  Revenue and operating income for the Timberland Management & Consulting segment for each year in the three-year period ended December 31, 2009, were as follows (all dollar amounts in millions):

Year ended	Revenue	Operating loss
2009	$0.6	$(0.4)
2008	0.9	(0.5)
2007	1.3	(0.9)

Fiscal Year 2009 compared to 2008.  Revenue and operating loss for 2009 were $343,000 and $168,000 lower, respectively, than in 2008.  The decrease in revenue is due to the elimination of the Cascade contract in mid-2009.  The reduction in operating loss is due primarily to a reduction in expenses associated with formation of Fund II as well as cost-cutting efforts within the segment.

           Fiscal Year 2008 compared to 2007.  Revenue and operating loss for 2008 were $400,000 and $340,000 lower, respectively, than in 2007.  The decrease in revenue and operating loss is due primarily to the closure of our timberland consulting office in McCloud, California in December 2007.  Revenue also declined due to a decline in acres under management for Cascade.

Operating Expenses

           Fiscal Year 2009 compared to 2008.  Timberland Management & Consulting operating expenses decreased $511,000 in 2009 from 2008.  This is attributed to elimination of costs following the mid-2009 termination of our Cascade management contract and the aforementioned reduction of expense associated with the formation of Fund II and cost-cutting efforts within the segment.

           Fiscal Year 2008 compared to 2007.  Timberland Management & Consulting operating expenses decreased $740,000 in 2008 from 2007.  This is attributed to a decrease in organization costs associated with Fund II as well as the closure of the McCloud, California office in December 2007.

Real Estate

Revenue and Operating Income

The Partnership’s Real Estate segment consists primarily of revenue from the sale of land and sales of conservation easements (“CE”) from the Partnership’s tree farms together with residential and commercial property rents.  The Partnership’s real estate holdings are located primarily in Pierce, Kitsap, and Jefferson Counties in Washington State.

Results from Real Estate operations are expected to vary significantly from year to year as we make multi-year investments in entitlements and infrastructure prior to selling entitled or developed land.  Revenue and operating income for the Real Estate segment for each year in the three-year period ended December 31, 2009 were as follows (all dollar amounts in millions):

Year ended	Revenue	Environmental remediation expense	Operating income (loss)
2009	$5.0	$-	$1.7
2008	3.7	-	(1.1)
2007	15.0	1.9	5.2

Revenue in the Real Estate segment is generated through the sale of land, the rental of homes and commercial properties at the Port Gamble townsite, and the sale of land development rights.  Land sales include the sale of unimproved land which generally consists of larger acreage sales rather than single lot sales and are normally completed with very little capital investment prior to sale.  Rural Lifestyles lot sales generally require some capital improvements such as zoning, road building, or utility access improvements prior to completing the sale.  Commercial and residential plat land sales represent land sold after development rights have been obtained and are generally sold with certain infrastructure improvements.  Sales of development rights can take different forms, but in 2009 reflected the sale of a CE on 2,290 acres of the Hood Canal tree farm that precludes future real estate development.

Real Estate segment revenue for each year in the three-year period ended December 31, 2009 consisted of the following (all dollar amounts in thousands):

	Thousands			Per Acre Amounts
Description	Revenue	Gross Margin	Acres Sold	Revenue	Gross Margin
Conservation Easement	$3,298	$3,108	2,290	$1,440	$1,357
Rural Residential	521	328	50	10,420	6,566
Rentals	1,154	1,153	NA
Other	57	49	NA
2009 Total	$5,030	$4,638	2,340

Conservation Easement	$830	$418	126	$6,587	$3,318
Rural Residential	1,626	1,058	216	7,545	4,910
Rentals	1,158	1,157	NA
Other	69	71	NA
2008 Total	$3,683	$2,704	342

Commercial/Business Park	$11,124	$7,155	15	$742,000	$477,000
Revenue Recognized on %
Complete for 2006 Closings	1,346	838	NA
Unimproved Land	1,018	964	91	11,188	10,598
Rural Residential	553	458	50	11,060	9,161
Rentals	982	982	NA
Other	14	15	NA
2007 Total	$15,037	$10,412	156

Fiscal Year 2009 compared to 2008.  In 2009, revenue for the Real Estate segment increased by $1.3 million and operating income increased $2.8 million from 2008 results. The large increase in revenue and operating results is attributed to a 2,290-acre CE sale on our Hood Canal tree farm in the third quarter of 2009.  The $3.3 million of conservation easement revenue is reported in the Real Estate segment as it was generated through the efforts of our Real Estate development segment. The CE sale was funded by the Federal Forest Legacy program and represents the culmination of five years of negotiation and discussions with Cascade Land Conservancy and the Washington State Department of Natural Resources.  This CE will protect the land from development while allowing for continued growing and harvesting of timber.  Cost-cutting measures in the Real Estate segment served to further increase operating income in 2009 over 2008.

In addition to the CE sale, there were 3 separate land transactions totaling 50 acres sold from the Rural Residential lot program. The Partnership’s Rural Residential lot program typically produces lots from 5 to 80 acres in size, based on underlying zoning densities.  This type of program entails an entitlement effort typically consisting of simple lot segregations and boundary line adjustments.  Development activities include minor road building, surveying, and the extension of utilities.  Demand for rural lots has dropped significantly since 2007 commensurate with decreased housing demand.

Management intends to offer a steady supply of rural residential lots to the market that will result in an ongoing revenue stream for the Real Estate segment.  In normal markets we target 150 to 300 acres of rural residential lot sales annually.  The market for these types of land sales is expected to remain extremely weak in 2010 and, as a result, we will likely not meet this target in 2010.

Fiscal Year 2008 compared to 2007.  In 2008, revenue for the Real Estate segment decreased by $11.3 million and operating income decreased $6.3 million from 2007 results. The large decrease in revenue and operating results is attributed to a decline in relatively large commercial sales experienced in 2007 which were the direct result of multi-year investments made during and prior to 2007, and $1.3 million of non-recurring revenue recognized in 2007 related to sales closed in 2006.

Rural Residential revenue in 2008 consisted of seven separate transactions totaling 216 acres.  The $830,000 of conservation easement revenue is reported in the Real Estate segment as it was generated from the sale of a conservation easement on 126 acres of development property.  The conservation easement restricts us from harvesting 2,000 MBF of timber and does not allow building on the property but does create value on neighboring parcels of property that we own through the protected open space created by the conservation easement.

Cost of Sales

Real Estate cost of sales for each of the three years ended December 31, 2009, 2008, and 2007 was $392,000, $979,000, and $4.6 million, respectively.  Cost of sales during the periods presented result from the aforementioned land sales.  The decreases in cost of sale in 2009 relative to 2008, and in 2008 compared to 2007, were due primarily to a decline in acres sold.

Operating Expenses

Real Estate operating expenses for each of the three years ended December 31, 2009, 2008, and 2007 were $2.9 million, $3.8 million, and $3.4 million, respectively.  Operating expenses decreased $870,000 in 2009 compared to 2008 due primarily to cost-cutting efforts that have been undertaken during this prolonged downturn in the market for raw and developed land. Operating expenses increased $444,000 in 2008 compared to 2007 due primarily to an increase in professional costs incurred in the pursuit of entitlements for the Port Gamble townsite.

Basis in Real Estate Projects

“Land Held for Development” on our Condensed Consolidated Balance Sheet represents the Partnership’s cost basis in land that has been identified as having greater value as development property rather than as timberland.  Our Real Estate segment personnel work with local officials to establish entitlements for further development of these parcels.  Costs clearly associated with development or the construction of fully entitled projects are generally capitalized, whereas costs associated with projects that are in the entitlement phase are generally expensed.  Those properties that are either for sale, under contract or the Partnership has an expectation they will sell within the next 12 months, are classified as a current asset under Land Held for Sale.

When facts and circumstances indicate that the carrying value of properties may be impaired, an evaluation of recoverability is performed by comparing the carrying value to the projected future undiscounted cash flows.  If the carrying value of such assets may not be fully recoverable, we would recognize an impairment loss, adjusting for changes in estimated fair market value, and would charge this amount against current operations. We have continuously owned most of our land for decades.  As a result, the land basis associated with most of our development properties is well below even the weakened current market values prevalent today. As such, we do not anticipate an asset impairment charge on our development projects.

Environmental Remediation

The environmental remediation liability represents estimated payments to be made to monitor (and remedy if necessary) certain areas in and around the townsite and millsite of Port Gamble, Washington. Port Gamble is a historic milltown that was owned and operated by P&T until 1985 when the townsite and other assets were spun off to form the Partnership. P&T continued to operate the townsite until 1996 and leased the millsite at Port Gamble through January 2002, at which point P&T signed an agreement with the Partnership dividing the responsibility for environmental remediation of Port Gamble between the two parties. Under applicable law, both Pope Resources and P&T are “potentially liable persons” based on ownership and/or operation of the site. These laws provide for joint and several liability among parties owning or operating property on which contamination occurs, meaning that cleanup costs can be assessed against any or all such parties.

Following the bankruptcy of P&T in late 2007 and the pending liquidation of P&T’s assets, we determined that P&T would no longer be able to meet any of its obligations under our settlement and remediation agreement. Accordingly, in the fourth quarter of 2007 we added $1.9 million to our remediation liability, based on what management believed to be the best estimate of the remaining cleanup cost and most likely outcome to various contingencies within the overall project. The Monte-Carlo simulation model by which we estimate this liability was updated at December 31, 2009 and indicated a range of potential liability from $145,000 to $2.9 million which represents a two standard deviation range from the mean of possible outcomes generated by the statistical modeling process used to estimate this liability. The balance of our estimated remediation liability as of December 31, 2009 is $1.3 million.

The environmental liability at December 31, 2009 includes $200,000 that the Partnership expects to expend in the next 12 months and $1.1 million thereafter. Activities at the site during 2009 included the completion of upland soil and groundwater sampling and analysis, gaining county approval of the aforementioned test results, the removal of all remaining sparged materials, completion of testing of the bay area, preparation of the final millsite remedial investigation report, and progress toward draft millsite and bay-wide feasibility study reports.

In 2001, the Partnership sold a resort community and its water and sewer utilities in the community of Port Ludlow.  The buyer of the project believes some remediation is required for contamination discovered on the site, and we have agreed to participate in an investigation in 2010 regarding any liability the Partnership may have or may be alleged to have.  While we have not concluded that we have an obligation to remediate, we recognized a $30,000 accrual as of December 31, 2009 which represents the maximum of the Partnership’s agreed-upon investigative costs.  Activity in the environmental remediation liability is detailed as follows:

($ Thousands)	Balances at	Additions	Expenditures
Year ended	the Beginning	to	for	Balance at
December 31,	of the Year	Accrual	Remediation	Year-end
2007	$242	$1,878	$126	$1,994
2008	1,994	-	440	1,554
2009	1,554	30	315	1,269

General & Administrative (G&A)

Fiscal Year 2009 compared to 2008.  G&A costs decreased $218,000, or 6%, to $3.7 million from $4.0 million in 2008.  The decrease in G&A expense is due to cost-cutting measures implemented in response to weak log and real estate markets.  This decrease was offset by $248,000 of legal expenses incurred in connection with our October 2009 FINRA arbitration described further in Note 2 of our consolidated financial statements. G&A costs represented 18% of revenue in 2009.

Fiscal Year 2008 compared to 2007.  G&A costs decreased $831,000, or 17%, to $4.0 million from $4.8 million in 2007.  The decrease in G&A expense is due primarily to professional service fees incurred in 2007 to evaluate capital structuring alternatives with management and the Board of Directors of the General Partner that did not recur in 2008.  G&A costs represented 14% of revenue in 2008.

Interest Income and Expense

Interest income for 2009 decreased to $219,000 from $965,000 in 2008 and $1.8 million in 2007.  The decrease in interest income in 2009 is due primarily to a decrease in cash investments coupled with a decrease in average interest earned.  During 2009, we have retained cash in excess of immediate operating cash requirements in our demand deposit accounts.  At year end, we also had $1.9 million par value of student loan auction rate securities (“SLARS”) with an estimated fair value of $1.5 million. SLARS are collateralized long-term debt instruments that were designed to provide liquidity through a Dutch auction process that reset the applicable interest rate at pre-determined intervals, typically every 28 days. Beginning in February 2008, auctions failed when sell orders exceeded buy orders. When these auctions failed to clear, default interest rates went into effect.  The underlying assets of the SLARS we hold, including the securities for which auctions have failed, are student loans which are guaranteed by the U.S. Department of Education for 97% of the loan and interest due.  Further student loan auction rate securities information is presented in “Liquidity and Capital Resources” below and in Note 2 to our consolidated financial statements included in this report.

Interest expense, net of interest capitalized to development projects, was $1.2 million for 2009 and 2008, and $1.4 million for 2007.  The decrease in interest expense from 2007 to 2008 is attributable to regularly scheduled principal payments due on our timberland mortgage.  The static expense from 2008 to 2009 was due to a decline in interest expense attributable to a decrease in borrowing rates offset by a decline in interest capitalized as a result of certain Real Estate projects no longer meeting interest capitalization requirements, whereas in 2008, we experienced an increase in capitalized interest related to increased basis on land projects under development.  The Partnership’s debt consists primarily of mortgage debt with fixed interest rates.

Debt Extinguishment Costs

In September 2009, the Partnership incurred $1.1 million of costs in connection with the early retirement of a timberland mortgage held with John Hancock Life Insurance Company (JHLIC), which was scheduled to mature in April 2011.  The decision to refinance was motivated by the opportunity to reduce cash used for both principal and interest payments, lower borrowing costs and mitigate future refinance risk. The early debt extinguishment costs were funded using a new term loan from Northwest Farm Credit Services, PCA (NWFCS).

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

Fiscal Year 2009 compared to 2008.  We have recorded an income tax provision of $39,000 in 2009, whereas we recorded a $61,000 tax benefit in 2008.  The tax provision recorded in 2009 resulted from the decline in loss from ORMLLC.

Fiscal Year 2008 compared to 2007.  We recorded an income tax benefit of $61,000 in 2008 and a tax benefit of $69,000 in 2007.  The tax benefits recorded in 2008 and 2007 resulted from losses incurred in ORMLLC as we worked on building the private equity timber fund business while management fees generated from the Cascade Timberlands management contract declined.

Noncontrolling interests-ORM Timber Funds

Noncontrolling interests-ORM Timber Funds represented the 80% portion of 2009 net loss of the Funds attributable to third-party owners of the Funds.  The decrease in this amount from 2008 is due to the decrease in operating loss of the Funds in 2009 as cost-saving measures were implemented in response to weak log markets and the decision to defer all harvest.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

We ordinarily finance our business activities using funds from operations and, where appropriate in management’s assessment, commercial credit arrangements with banks or other financial institutions. Funds generated internally from operations and externally through financing are expected to provide the required resources for the Partnership's future capital expenditures. The Partnership’s debt-to-total-capitalization ratio, as measured by the book value of equity, excluding noncontrolling interests, was 26% at December 31, 2009 versus 25% as of December 31, 2008. The debt-to-total-capitalization ratio as of December 31, 2009 was impacted by an early extinguishment of debt cost of $1.1 million, which was rolled into a new lower cost mortgage and increased the size of the numerator, and expenditures of $1.8 million to repurchase our units in 2009 which reduced partners’ capital and the ratio’s denominator both of which serve to drive the ratio marginally higher.

At December 31, 2009, the Partnership held two Student Loan Auction Rate Securities (“SLARS”) with a par value of $1.9 million and an estimated fair value, based on the methodology described in the notes to the audited financial statements included with this report, of $1.5 million. SLARS are collateralized long-term debt instruments that are intended to provide liquidity through a Dutch auction process that resets the applicable interest rate at pre-determined intervals, typically every 28 days. Beginning in February 2008, auctions failed for approximately $17 million in par value of SLARS we held because sell orders exceeded buy orders.

Although default interest rates for SLARS went into effect upon failure of the auctions, the principal amount of the securities associated with failed auctions will not be accessible until the issuer calls all or portions of the security, a successful auction occurs, a buyer is found outside of the auction process, or the security matures. During 2008, we successfully liquidated $26.8 million of our SLARS portfolio at par.  In 2009, we liquidated $1.8 million of our SLARS portfolio at prices ranging from 85% to 100% of par.  We filed a claim with the Financial Industry Regulatory Authority (FINRA) in an attempt to recover lost value with respect to these SLARS, but the hearing panel rendered a decision in November 2009 that was unfavorable to us in that it offered no settlement for our outstanding position.  In January 2010, we redeemed at par a small portion of one of the two remaining SLARS and within a week sold the remainder of this security at 78% of par. We have classified this particular SLARS as current on our balance sheet while the other SLARS we hold is classified as a non-current asset.

On September 25, 2009 the Partnership entered into a new $9.8 million term loan agreement with NWFCS reducing the interest rate to 6.4% for a ten-year term.  This new term loan replaced a term loan from JHLIC with a higher interest rate of 9.65% due in April 2011 and funded an early extinguishment of debt charge of $1.1 million on retirement of that JHLIC timberland mortgage.  The decision to retire the JHLIC term loan was made to reduce future refinancing risk and reduce our weighted average interest expense.

In connection with the new term loan, the limit on the Partnership’s revolving line of credit with NFCS was reduced from $40 million to $35 million. Our unsecured revolving loan agreement with NFCS matures in August 2011 and requires that we not exceed a maximum debt-to-total capitalization ratio that the Partnership currently satisfies. As of December 31, 2009, there were no amounts outstanding on the line of credit. The Partnership is utilizing its cash balance to support operations in order to avoid selling timber and land into extremely weak markets. These actions are currently resulting in a draw-down of our cash balances.    Management believes that the cash we hold in excess of our current operating needs together with the line of credit provide adequate liquidity for our near-term operating needs.

We reduced our 2009 harvest plan from the originally planned 37 MMBF due to log prices which weakened from the already-depressed levels in effect at the end of 2008.

The annual harvest target for 2010 is 32 MMBF which is consistent with our 2009 harvest.  This represents a 47% reduction from our currently-estimated sustainable harvest volume of 60 MMBF.  The decision to defer harvest was made in response to our expectation of continued weakness in the market for sawlogs resulting from the slowdown in housing starts.   Consistent with 2009, we plan to defer all harvest from the tree farms owned by both Funds in 2010.  We believe these actions will serve to increase the value of our Partnership units in the long-term.  Management believes that the Partnership’s working capital and available borrowing capacity will be sufficient to meet cash requirements.

During the year ended December 31, 2009, overall cash and cash equivalents decreased $10.8 million resulting primarily from the Fund II co-investment of $6.9 million and unit repurchases of $1.8 million.  During the year ended December 31, 2008, overall cash and cash equivalents increased by $15.8 million primarily from the sale of short term investments.

Operating cash activities.  The table below provides the components of operating cash flows for each annual period ended December 31.  Cash received from customers and paid to suppliers and employees results from the harvest and sale of forest products from our tree farms; timberland management, disposition, and consulting services provided to timberland owners; and sales of development properties.  Capitalized development activities include investment in our Real Estate properties to build infrastructure and acquire the entitlements necessary to make further development of the properties possible.

Operating cash activities (in thousands):	2009	2008	2007
Cash received from customers	$20,854	$29,071	$47,667
Cash paid to suppliers and employees	(16,533)	(21,281)	(24,473)
Interest received	280	1,025	1,712
Interest paid	(1,226)	(1,401)	(2,585)
Debt extinguishment costs	(1,137)	-	-
Capitalized development activities, net of reimbursements	(1,639)	(3,451)	(9,868)
Income taxes refunded (paid)	63	(11)	(340)
Cash provided by operating activities	$662	$3,952	$12,113

Cash provided by operating activities decreased to $662,000 in 2009 from $4.0 million in 2008.  The decrease in cash provided by operating activities resulted primarily from the decrease in timber harvest combined with a $745,000 reduction in interest received as a result of a decline in invested balances and $1.1 million of non-recurring extinguishment of debt costs from the early retirement of a timberland mortgage.  These reductions to cash were offset by a $1.8 million decline in capitalized development activities.  We incurred capital expenditures for development costs in 2009 for the following Real Estate properties: $238,000 at Gig Harbor, $122,000 at Kingston, $36,000 at Bremerton, $48,000 at Port Ludlow, $1.1 million of capitalized interest related to the Gig Harbor, Kingston and Port Ludlow projects, and $104,000 related to other miscellaneous projects.

Cash provided by operating activities decreased to $4.0 million in 2008 from $12.1 million in 2007.  The decrease in cash provided by operating activities resulted primarily from the decrease in timber harvest and reduced land sales in response to weak markets for logs and land. These reductions are offset by a decline in interest paid and a decline in capitalized development activities.  In 2008, we invested $3.5 million in development costs for the following Real Estate properties: $777,000 at Gig Harbor, $521,000 at Bremerton, $1.3 million of capitalized interest related to the Gig Harbor and Bremerton projects, $300,000 at Port Ludlow, $312,000 at Kingston and $290,000 related to other miscellaneous projects.

Investing cash activities.  The table below reflects the annual components of cash used by year in investing activities for each annual period ended December 31.  Recurring investing activities consist primarily of tree planting, road building, and activity within our SLARS portfolio.

Investing activities (in thousands):	2009	2008	2007
Buildings and equipment	$(617)	$(555)	$(793)
Timber and roads	(607)	(1,160)	(1,501)
Timberland acquisitions	(34,421)	(904)	-
Redemption (purchase) of short-term investments	1,815	26,775	(5,775)
Proceeds from the sale of fixed assets	50	41	64
Cash provided by (used in) investing activities	$(33,780)	$24,197	$(8,005)

Cash used in investing activities was $33.8 million in 2009 compared with cash provided by investing activities of $24.2 million in 2008.  The decrease in 2009 from 2008 is due primarily to the acquisition of Fund II properties and a decline in redemption of SLARS.  In 2009, we liquidated $1.8 million in SLARS versus 2008 when we liquidated $26.8 million in SLARS.  During 2009, we invested $607,000 in timber and roads and approximately $617,000 in other capital expenditures.

Cash provided by investing activities increased to $24.2 million in 2008 from cash used in investing activities of $8.0 million in 2007.  The increase in 2008 from 2007 is due primarily to the redemption of SLARS.  In 2008, we liquidated $26.8 million in SLARS versus 2007 when we purchased $5.8 million in SLARS.  During 2008, we invested $1.2 million in timber and roads and approximately $555,000 in other capital expenditures compared with $1.5 million invested in timber and roads and $793,000 in other capital expenditures in 2007.

Financing activities.  The table below summarizes the components of cash used in financing activities for each year of the three-year period ended December 31, 2009.  Our financing activities primarily reflect payments made on timber mortgages and other debt plus unitholder distributions.  These payments and outflows are partially offset by cash received from the exercise of unit options issued to employees and directors, and capital contributions by third-party investors in the Funds.

Financing activities (in thousands):	2009	2008	2007
Cash distribution to unitholders	$(3,219)	$(7,444)	$(6,449)
ORM Timber Fund II, Inc. capital call	27,527	370	-
ORM Timber Fund I, LP distributions	-	(800)	(480)
Unit repurchase	(1,838)	(3,940)	(1,374)
Mortgage/LID payments	(1,418)	(1,342)	(1,481)
Extinguishment of long-term debt	(8,478)	-	-
Proceeds from issuance of long-term debt	9,800	-	-
Debt issuance costs	(71)
Cash received from unit option exercises	-	644	730
Excess tax benefit from equity-based compensation	17	167	-
Noncontrolling interest distribution	-	-	(74)
Cash provided by (used in) financing activities	$22,320	$(12,345)	$(9,128)

Cash provided by financing activities was $22.3 million in 2009 as compared to cash used in financing activities of $12.3 million in 2008.  This change is due primarily to the capital call of $27.5 million by Fund II investors for the acquisition of timberland properties.  This was in addition to the $4.2 million reduction in cash distribution to unitholders and the $2.1 million reduction in unit repurchases from 2008.  Cash distributions went from $1.60 per unit in 2008 to $0.70 per unit in 2009.  The unit repurchases made in 2009 were part of a program which was extended in May 2009 and concludes in December 2010.

Cash used by financing activities was $12.3 million in 2008 as compared to $9.1 million used by financing activities in 2007.  This change is due primarily to the use of $3.9 million to acquire Partnership units under two separate unit repurchase plans.  The first was announced in November 2007 and was completed in April 2008 with purchases totaling $5.0 million in Partnership units.  The second plan was announced in December 2008 for the purchase of $2.5 million and was still active as of December 2008.  Cash distributions were $1.0 million higher in 2008 than 2007 due to the increase in the quarterly distribution rate from $0.28 per unit for the first half of 2007 to $0.40 per unit for the remainder of 2007 and all of 2008.

Expected future changes to cash flows

Operating activities.  As discussed above, we plan to maintain our harvest level in 2010 at 32 MMBF in 2010 representing a 47% reduction from our estimated sustainable harvest.  This reduction is in response to expected flat log prices at historically depressed levels as the decline in housing starts has curtailed demand for solid wood products. Capital infrastructure expenditures for our Gig Harbor, Kingston and Port Ludlow projects are expected to total $951,000, $163,000, and $92,000, respectively, in 2010.   The majority of Gig Harbor capital expenditures in 2010 are expected to reflect work pursuant to the development agreement, capitalized interest and infrastructure on the property.  Capital expenditures on the Kingston project are expected to be dominated by capitalized interest.  Activities include collaborating with the county in procuring a grant and some infrastructure work. Capitalized interest will make up more than half the expenditures on the Port Ludlow property in 2010 where activities will primarily relate to continuation of entitlement efforts and planning for future construction.

Investing activities.  Management is working on identifying additional properties for acquisition by Fund II in 2010.  We will have a 20% co-investment obligation in connection with these transactions if successful.

Financing activities.  Management is currently projecting that cash on hand, availability of drawing on the operating line of credit, and cash generated from operating activities will be sufficient to bridge the front-loading of the capital needs for development properties and co-investments in future timber funds.  In July 2008, we secured a 3-year commitment for a $40 million line of credit from Northwest Farm Credit Services, which was reduced to $35 million following the closing of a term loan with Northwest Farm Credit Services.

Our debt-to-total-capitalization ratio as of December 31, 2009, as measured by the book and market value of our equity, was 26% and 21%, respectively.  Should a financing need arise, management is comfortable that there is room to take on additional debt with the ratios at these levels, since our most restrictive loan covenant which limits debt-to-total-capitalization to 50% is measured against the lower of these two calculations.  Our new timberland mortgage uses a different set of computations to limit debt-to-total-capitalization ratios that is more generous than the foregoing.  The Hood Canal and Columbia tree farms secure the Partnership’s current timberland mortgages.  To date, the Partnership’s strong financial position has enabled fairly easy access to credit at reasonable terms when needed.

Seasonality

Fee Timber.  The Partnership owns 114,000 acres and Fund I owns 24,000 acres of timberland in Washington State. Fund II owns 12,000 acres of timberland in northwestern Oregon.  Partnership timber acreage is concentrated in two non-contiguous tree farms: the 70,000-acre Hood Canal tree farm located on the eastern side of Washington’s Olympic Peninsula, and the 44,000-acre Columbia tree farm located on the western side of Washington’s Cascade mountain range between Seattle and Portland. Fund I’s 24,000 acres are similarly located on the western side of the Cascade mountain range.

The Hood Canal tree farm and the properties acquired by Fund II are concentrated at low elevations, which permits us to conduct year-round harvest activities. Generally, we concentrate our harvests from the Hood Canal tree farm in the winter and spring when supply, and thus competition, is typically lower and, accordingly, when we can expect to receive higher prices. With the acquisition of the Columbia tree farm in 2001, and the timberlands acquired by Fund I in 2006, management expected a decrease in the seasonality of Fee Timber operations as the Columbia tree farm and timberlands owned by Fund I are at higher elevations where harvest activities are not possible during the winter months when snow precludes access to the lands.

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

Contractual Obligations, Commercial Commitments and Contingencies

Our commitments at December 31, 2009 consist of operating leases, and purchase obligations entered into in the normal course of business.

	Payments Due By Period /Commitment Expiration Date
Obligation or Commitment (in 000's)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Total debt	$29,490	$831	$18,856	$3	$9,800
Operating leases	119	59	60	-	-
Interest on debt	9,052	2,179	2,483	1,254	3,136
Environmental remediation	1,269	200	1,069	-	-
Other long-term obligations	205	25	50	50	80
Total contractual obligations or commitments	$40,135	$3,294	$22,518	$1,307	$13,016

Environmental remediation represents our estimate of potential liability associated with environmental contamination at Port Gamble.  Other long-term obligations consist of a $205,000 liability for a supplemental employment retirement plan.

The Partnership may from time to time be a defendant in lawsuits arising in the ordinary course of business.  Management believes that loss to the Partnership, if any, will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Off-Balance Sheet Arrangements

The Partnership is not a party to off-balance sheet arrangements and does not hold any variable interests in unconsolidated entities.

Capital Expenditures and Commitments

Projected capital expenditures in 2010 are $2.4 million, of which $870,000 is capitalized interest costs. Projected capital expenditures are currently expected to include $951,000 for the Gig Harbor site and $163,000 for the Kingston site. These expenditures could be increased or decreased as a consequence of future economic conditions. Projected capital expenditures are subject to permitting timetables and progress towards closing on specific land sale transactions. In addition, we have $9.9 million of remaining co-investment capital commitment by the Partnership in Fund II.

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

ACCOUNTING MATTERS

Accounting Standards Not Yet Implemented

There are no accounting standards not yet implemented that are expected to materially impact the Partnership.

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

Depletion.  Depletion represents the cost of timber harvested and the cost of the permanent road system and is charged to operations by applying a depletion rate to volume harvested during the period.  The depletion rate is calculated on January 1st of each year by dividing the Partnership’s cost of merchantable timber and the cost of the permanent road system by the volume of merchantable timber.  For purposes of the depletion calculation in 2009, merchantable timber is defined as timber that is equal to or greater than 35 years of age.  Prior to 2008, we defined merchantable timber in our depletion calculation as equal to, or older than 40 years of age.

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

A hypothetical 5% change in estimated timber inventory volume would have changed 2009 depletion expense by $101,000.

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

Following the bankruptcy of P&T in late 2007 and the pending liquidation of P&T’s assets, we determined that P&T would no longer be able to meet any of its obligations under our settlement and remediation agreement. Accordingly, in the fourth quarter of 2007 we added $1.9 million to our remediation liability, based on what management believed to be the best estimate of the remaining cleanup cost and most likely outcome to various contingencies within the overall project. The Monte-Carlo simulation model by which we estimate this liability was updated at December 31, 2009 and indicated a range of potential liability from $145,000 to $2.9 million which represents a two standard deviation range from the mean of possible outcomes generated by the statistical modeling process used to estimate this liability.  These estimates are based upon a number of assumptions and contingencies that may or may not come to pass.  As a result, the actual cost of this project may very materially from our current estimates.  As of December 31, 2009 the balance in the liability account related to the Port Gamble remediation project is $1.3 million which represents our best estimate of the remaining cost to complete this project.

In 2001, the Partnership sold a resort community and its water and sewer utilities in the community of Port Ludlow.  The buyer of the project believes some remediation is required for contamination discovered on the site, and we have agreed to participate in an investigation in 2010 regarding any liability the Partnership may have or may be alleged to have.  While we have not concluded that we have an obligation to remediate, we recognized a $30,000 accrual as of December 31, 2009 which represents the maximum of the Partnership’s agreed-upon investigative costs.

 Property development costs:  The Partnership is developing several master planned communities with the Gig Harbor, Kingston, and Port Ludlow projects being the most notable currently.  Costs of development, including interest, are capitalized for these projects and allocated to individual lots based upon their relative preconstruction value.  This allocation of basis supports, in turn, the computation of those amounts reported as a current vs. long-term asset (“Land Held for Sale” and “Land Held for Development”, respectively).  As lot sales occur, the allocation of these costs becomes part of cost of sales attributed to individual lot sales.

Costs associated with land including acquisition, project design, architectural costs, road construction, capitalized interest and utility installation are accounted for as operating activities on our statement of cash flows.  During the third quarter of 2009, the Partnership changed its classification of cash flows to include real estate development capital expenditures within cash flows from operating activities.  Prior to the quarter ended September 30, 2009, these expenditures were reported within investing activities within the Partnership’s statement of cash flows.  We concluded that this change is preferable because the cash inflows and cash outflows associated with land held for sale and land held for development should be classified in a consistent manner and that classification within operating activities better reflects the fact that these cash outflows are directly related to the Partnership’s operations of developing and selling real estate.  Furthermore, this change makes our reporting consistent with that of other companies that similarly conduct both timberland and real estate development activities.  Certain accounts in the prior year statement of cash flows have been revised for comparative purposes to conform to the presentation in the current year financial statements.  Cash generated from the sale of these properties is classified as an operating activity on our cash flow statement as the sale of these properties is the main operating activity of our Real Estate segment.

Percentage of Completion Revenue Recognition:  The partnership accounts for revenue recognized from development sales consistent with the accounting standards relating to the sales of real estate.  When a real estate transaction is closed with significant outstanding obligations to complete infrastructure or other construction, revenue is recognized on a percentage of completion method by calculating a ratio of costs incurred to total costs expected.  Revenue is deferred proportionately based on the remaining costs to complete the project.

Impairment of Long Lived Assets: The Partnership evaluates its long lived assets for impairment in accordance with accounting standards. The standards require recognition of an impairment loss in connection with long-lived assets used in a business when the carrying value exceeds the estimated future undiscounted cash flows attributable to those assets over the expected useful life. The Partnership obtains annual appraisals of its timberlands and compares the appraised value of those properties to the carrying value to determine if an asset impairment is necessary. The long-term holding period of timberland properties makes an asset impairment unlikely as the undiscounted expected cash flows from a timberland property would need to decrease very significantly to not total in excess of the carrying value of a timber property. When facts and circumstances indicate the carrying value of properties may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the property to the projected future undiscounted cash flows.  Upon indication that the carrying value of such assets may not be recoverable, the Partnership would recognize an impairment loss, determined on the basis of fair market value, and charge this amount against current operations. The land basis associated with most of our development properties is well below current market value; therefore, an asset impairment charge on one of our development projects is not likely.

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

Interest Rate Risk

At December 31, 2009, the Partnership had $29.5 million of fixed-rate debt outstanding with a fair value of approximately $30.5 million based on the current interest rates for similar financial instruments.  A change in the interest rate on fixed-rate debt will affect the fair value of the debt, whereas a change in the interest rate on variable-rate debt will affect interest expense and cash flows.  A hypothetical 1% change in prevailing interest rates would change the fair value of the Partnership’s fixed-rate long-term debt obligations by $933,000.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

POPE RESOURCES

 A DELAWARE LIMITED PARTNERSHIP

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

CONTENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Unitholders
Pope Resources, A Delaware Limited Partnership:

We have audited the accompanying consolidated balance sheets of Pope Resources, A Delaware Limited Partnership, and subsidiaries (collectively, the Partnership) as of December 31, 2009 and 2008, and the related consolidated statements of operations, partners’ capital and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule included in Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pope Resources, A Delaware Limited Partnership, and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, the Partnership adopted Financial Accounting Standards Board (FASB) Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (codified in ASC 810, Consolidation), and FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities” (codified in ASC 260, Earnings Per Share), effective January 1, 2009, and revised prior years to conform to the new pronouncements.

As discussed in Note 1 to the consolidated financial statements, during 2009, the Partnership elected to change, on a retroactive basis, its method of classifying cash outflows associated with real estate development activities consistent with cash inflows from sales of real estate within cash flows from operating activities.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee for Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2010 expressed an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington
March 9, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Unitholders
Pope Resources, A Delaware Limited Partnership:

We have audited Pope Resources, A Delaware Limited Partnership, internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Pope Resources, A Delaware Limited Partnership, maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pope Resources, A Delaware Limited Partnership, and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations, partners’ capital and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated March 9, 2010, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington
March 9, 2010

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2009 AND 2008
(IN THOUSANDS)

	2009	2008
ASSETS
Current assets:
Pope cash and cash equivalents	$6,035	$15,931
ORM Timber Funds cash and cash equivalents	1,145	2,047
Cash and cash equivalents	7,180	17,978
Student loan auction rate securities, current	690	-
Accounts receivable, net	261	500
Land held for sale	367	596
Current portion of contracts receivable	320	477
Prepaid expenses and other	444	295
Total current assets	9,262	19,846
Properties and equipment, at cost:
Land held for development	25,872	23,931
Land	25,072	20,449
Roads and timber, net of accumulated depletion of $54,743, and $52,552	120,787	92,753
Buildings and equipment, net of accumulated depreciation of $7,652, and $7,360	3,637	3,565
Total properties and equipment, at cost	175,368	140,698
Other assets:
Contracts receivable, net of current portion	1,140	994
Student loan auction rate securities, non-current	796	3,619
Other	490	254
Total other assets	2,426	4,867
Total assets	$187,056	$165,411
LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities:
Accounts payable	$586	$635
Accrued liabilities	784	863
Current portion of environmental remediation	200	300
Current portion of long-term debt	831	1,417
Deferred revenue	469	205
Other current liabilities	196	161
Total current liabilities	3,066	3,581

Long-term debt, net of current portion	28,659	28,169
Environmental remediation, net of current portion	1,069	1,254
Other long-term liabilities	205	236

Commitments and contingencies

Partners' capital (units outstanding: 4,520 and 4,599)	83,126	87,817
Noncontrolling interests	70,931	44,354
Total partners' capital and noncontrolling interests	154,057	132,171
Total liabilities, partners' capital, and noncontrolling interests	$187,056	$165,411

See accompanying notes to consolidated financial statements.

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007
(IN THOUSANDS, EXCEPT PER UNIT INFORMATION)

	2009	2008	2007
Revenue
Fee Timber	$14,847	$23,551	$35,514
Timberland Management & Consulting	601	944	1,344
Real Estate	5,030	3,683	15,037
Total revenue	20,478	28,178	51,895
Costs and expenses
Cost of sales:
Fee Timber	(7,980)	(13,092)	(15,837)
Real Estate	(392)	(979)	(4,625)
Total cost of sales	(8,372)	(14,071)	(20,462)
Operating expenses:
Fee Timber	(3,143)	(4,165)	(4,462)
Timberland Management & Consulting	(976)	(1,487)	(2,227)
Real Estate	(2,945)	(3,815)	(3,371)
Real Estate environmental remediation	(30)	-	(1,878)
General & Administrative (G&A)	(3,733)	(3,951)	(4,782)
Total operating expenses	(10,827)	(13,418)	(16,720)
Operating income (loss)
Fee Timber	3,724	6,294	15,215
Timberland Management & Consulting	(375)	(543)	(883)
Real Estate	1,663	(1,111)	5,163
General & Administrative (G&A)	(3,733)	(3,951)	(4,782)
Total operating income	1,279	689	14,713
Other income (expense):
Interest expense	(2,317)	(2,469)	(2,574)
Interest capitalized to development projects	1,091	1,279	1,145
Interest income	219	965	1,753
Net loss on student loan auction rate securities dispositions	(66)	-	-
Impairment of student loan auction rate securities	(252)	(381)	-
Total other income (expense)	(1,325)	(606)	324
Debt extinguishment costs	(1,137)	-	-
Income (loss) before income taxes	(1,183)	83	15,037
Income tax benefit (expense)	(39)	61	69
Net income (loss)	(1,222)	144	15,106
Net loss attributable to noncontrolling interests:
ORM Timber Funds	950	1,018	402
Net income (loss) attributable to unitholders	$(272)	$1,162	$15,508
Allocable to general partners	(4)	15	199
Allocable to limited partners	(268)	1,147	15,309
Earnings (loss) per unit attributable to unitholders:
Basic	$(0.07)	$0.23	$3.28
Diluted	$(0.07)	$0.23	$3.22
Distributions per unit	$0.70	$1.60	$1.36

See accompanying notes to consolidated financial statements.

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007

(IN THOUSANDS)

	Attributable to Pope Resources
	General	Limited	Noncontrolling
	Partners	Partners	Interests	Total
December 31, 2006	$1,386	$86,219	$46,685	$134,290

Net income and comprehensive income	199	15,309	(402)	15,106

Distributions	(83)	(6,366)	(480)	(6,929)

Equity based compensation	-	624	-	624

Unit repurchases	-	(1,374)	-	(1,374)

Proceeds from option exercises	-	730	-	730

December 31, 2007	$1,502	$95,142	$45,803	$142,447

Net income and comprehensive income	15	1,147	(1,018)	144

Distributions	(97)	(7,347)	(800)	(8,244)

Capital contributions	-	-	369	369

Excess tax benefit from equity-based compensation	-	167	-	167

Equity based compensation	-	584	-	584

Unit repurchases	-	(3,940)	-	(3,940)

Proceeds from option exercises	-	644	-	644

December 31, 2008	$1,420	$86,397	$44,354	$132,171

Net loss and comprehensive loss	(4)	(268)	(950)	(1,222)

Distributions	(43)	(3,176)	-	(3,219)

Capital contributions	-	-	27,527	27,527

Excess tax benefit from equity-based compensation	-	17	-	17

Equity based compensation	-	621	-	621

Unit repurchases	-	(1,838)	-	(1,838)

December 31, 2009	$1,373	$81,753	$70,931	$154,057

Weighted average units outstanding :		12/31/2009	12/31/2008	12/31/2007
Basic		4,539	4,597	4,680
Diluted		4,539	4,660	4,769

See accompanying notes to consolidated financial statements.

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007
(IN THOUSANDS)

	2009	2008	2007
		(Revised)	(Revised)
Cash flows from operating activities:
Cash received from customers	$20,854	$29,071	$47,667
Cash paid to suppliers and employees	(16,533)	(21,281)	(24,473)
Interest received	280	1,025	1,712
Interest paid, net of amounts capitalized	(1,226)	(1,401)	(2,585)
Debt extinguishment costs	(1,137)	-	-
Capitalized development activities	(1,639)	(3,451)	(9,868)
Income taxes received (paid)	63	(11)	(340)
Net cash provided by operating activities	662	3,952	12,113
Cash flows from investing activities:
Capital expenditures	(1,224)	(1,715)	(2,294)
Proceeds from sale of fixed assets	50	41	64
Redemption (purchase) of short-term investments	1,815	26,775	(5,775)
Timberland acquisition	(34,421)	(904)	-
Net cash provided by (used in) investing activities	(33,780)	24,197	(8,005)
Cash flows from financing activities:
Cash distributions to unitholders	(3,219)	(7,444)	(6,449)
ORM Timber Fund II, Inc capital contributions	27,527	370	-
ORM Timber Fund I, LP distributions	-	(800)	(480)
Unit repurchases	(1,838)	(3,940)	(1,374)
Repayment of long-term debt	(1,418)	(1,342)	(1,481)
Extinguishment of long-term debt	(8,478)	-	-
Proceeds from issuance of long-term debt	9,800	-	-
Debt issuance costs	(71)	-	-
Proceeds from option exercises	-	644	730
Excess tax benefit from equity-based compensation	17	167	-
Noncontrolling interests distribution	-	-	(74)
Net cash provided by (used in) financing activities	22,320	(12,345)	(9,128)
Net increase (decrease) in cash and cash equivalents	(10,798)	15,804	(5,020)
Cash and cash equivalents:
Beginning of year	17,978	2,174	7,194
End of year	$7,180	$17,978	$2,174

See accompanying notes to consolidated financial statements.

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP
SCHEDULE TO CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2009, 2008, AND 2007
(IN THOUSANDS)

	2009	2008	2007
		(Revised)	(Revised)
Reconciliation of net income (loss) to net cash provided by operating activities:
Net income (loss)	$(1,222)	$144	$15,106
Depletion	2,001	3,915	4,772
Equity based compensation	621	584	624
Excess tax benefit from equity-based compensation	(17)	(167)	-
Depreciation and amortization	810	774	777
Impairment of student loan auction rate securities	252	381	-
Net loss on student loan auction rate securities dispositions	66	-	-
Deferred tax expense (benefit)	(222)	(143)	13
Cost of land sold	127	2,614	3,854
Capitalized development activities	(1,639)	(3,451)	(9,868)
Increase (decrease) in cash from changes in operating accounts:
Deferred revenue	126	(63)	(8,570)
Accounts receivable	239	385	676
Contracts receivable	11	571	3,666
Prepaid expenses and other current assets	(138)	5	247
Accounts payable and accrued liabilities	(45)	(1,526)	(551)
Other current liabilities	35	53	20
Environmental remediation	(285)	(440)	1,753
Other long-term liabilities	(31)	(62)	(47)
Other long-term assets	(6)	384	(360)
Other, net	(21)	(6)	1
Net cash provided by operating activities	$662	$3,952	$12,113

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations
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

The Partnership operates in three business segments: Fee Timber, Timberland Management & Consulting, and Real Estate.  Fee Timber represents the growing and harvesting of trees from owned properties.  Timberland Management & Consulting represents management, acquisition, disposition, and consulting services provided to third-party owners of timberland and provides management services to Fund I and Fund II once timberland is acquired.  Real Estate consists of obtaining entitlements for properties that have been identified as having value as developed residential or commercial property and operating the Partnership’s existing commercial property in Kitsap County, Washington.

Principles of consolidation
The consolidated financial statements include the accounts of the Partnership, its subsidiaries, and the Funds.  Intercompany balances and transactions have been eliminated in consolidation.

General partner
The Partnership has two general partners: Pope MGP, Inc. and Pope EGP, Inc. In total, these two entities own 60,000 partnership units. The allocation of distributions and income between the general and limited partners is pro rata among all units outstanding.  The managing general partner of the Partnership is Pope MGP, Inc. and it receives an annual management fee of $150,000 as compensation for performing its duties as managing general partner.

Noncontrolling interests:
Noncontrolling interests represents the 80% interest in Fund I and Fund II owned by third-party investors.  These Funds are consolidated into Pope Resources’ financial statements due to our control over these Funds (see Note 3).

Significant estimates and concentrations in financial statements
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period.  Actual results could differ from those estimates.

Cost of sales
For statement of operations presentation, cost of sales consists of the Partnership’s cost basis in timber, real estate, and other inventory sold, and direct costs incurred to make those assets saleable.  Those direct costs include the expenditures associated with the harvesting and transporting of timber and closing costs incurred in land and lot sale transactions.

Concentration of credit risk
Financial instruments that potentially subject the Partnership to concentrations of credit risk consist principally of accounts and contracts receivable and student loan auction rate securities (SLARS).  The Partnership limits its credit exposure by considering the creditworthiness of potential customers.  The Partnership’s allowance for doubtful accounts is $8,779 and $257,094 at December 31, 2009 and 2008, respectively.

The Partnership owned $1.9 million par value of SLARS as of December 31, 2009 with a fair value of $1.5 million.  These securities were designed to provide liquidity through a monthly auction process.  The auction process stopped functioning in the first quarter of 2008 and as a result $690,000 of this portfolio represents a current asset due to the redemption of this security in January of 2010 for an amount that approximated the fair value as recorded at December 31, 2009, while the remaining $796,000 is a non-current asset.  The Partnership is receiving monthly interest payments on these securities but there is little market activity in the securities themselves.  See Note 2 for additional information.

Contracts receivable
The Partnership sells land parcels under contracts requiring minimum cash down payments of 20% to 25% at interest rates between 7% and 8.75% per annum.  While one contract has a repayment term of 15 years, loans are typically structured with repayments based on a 20-year amortization schedule culminating in a balloon payment within 5 to 7 years.  The Partnership reduces credit risk on contracts through down payment requirements and utilizing the underlying land as collateral.

At December 31, 2009, minimum principal payments on contracts receivable for the next five years and thereafter are due as follows (in thousands):

2010	$320
2011	33
2012	423
2013	196
2014	311
Thereafter	177
Total	$1,460

Income taxes
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

Property, equipment, and roads

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

Buildings and equipment consisted of the following as of December 31, 2009 and 2008 (in thousands):

Description	12/31/2009	12/31/2008
Buildings	$7,996	$7,444
Equipment	2,676	2,880
Furniture and fixtures	617	601
Total	$11,289	$10,925
Accumulated depreciation	(7,652)	(7,360)
Net buildings and equipment	$3,637	$3,565

Timber
The depletion rate is calculated by dividing estimated merchantable timber inventory into the cost basis of merchantable inventory as of the beginning of the year.  To calculate the depletion rate the Partnership uses a combined pool when the characteristics of the acquired timber are not significantly different from the Partnership’s existing timberlands.  Timber harvested by the Funds is accounted for in separate depletion pools due to the third-party owners in the Funds.

Land held for development or sale
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

Deferred revenue
Deferred revenue represents the unearned portion of revenue collected.  The balance at December 31, 2009 of $469,000 and December 31, 2008 of $205,000 primarily represents the unearned portion of the amounts received on cell tower leases and to a lesser extent deferred revenue on land sales.

Revenue recognition
Revenue on timber sales is recorded when title and risk of loss passes to the buyer.  Revenue on real estate sales is recorded on the date the sale closes, upon receipt of adequate down payment, and receipt of the buyer’s obligation to make sufficient continuing payments towards the purchase of the property.  The Partnership normally does not sell real estate with less than a 20% down payment.  Management fees and consulting service revenues are recognized as the related services are provided.

Land and conservation easement sales
The Partnership considers the sale of land and conservation easements to be part of its normal operations and therefore recognizes revenue from such sales and cost of sales for the Partnership’s basis in the property sold.  Cash generated from these sales is included in cash flow from operations on the Partnership’s statements of cash flows.  Similarly, investments to acquire land to be held for sale or development, as well as costs incurred to develop those properties, are also included in the cash flow from operations within the statements of cash flows.  Additional information concerning the revised prior year presentation can be found at Note 1 under Statements of cash flows.

Equity based compensation
The Partnership issues restricted units to certain employees as part of their annual compensation.  Restricted units are valued on the grant date at the market closing price of the partnership units on that date.  The value of the restricted units is amortized to compensation expense during the vesting period which can range from two to four years.

On the date of grant, these restricted units are owned by the employee subject to a trading restriction that is in effect during the vesting period. As of December 31, 2009, total compensation expense related to non-vested awards not yet recognized was $608,000 with a weighted average 16 months remaining to vest.

Comprehensive income (loss)
Comprehensive income (loss) consists solely of net income (loss).

Income per partnership unit
Basic net earnings (loss) per unit is based on the weighted average number of units outstanding during the period. Diluted net earnings per unit is calculated by dividing net income (loss) attributable to unitholders, adjusted for non-forfeitable distributions paid out to unvested restricted unitholders, by the weighted average units outstanding during the year plus additional units that would have been outstanding assuming the exercise of in-the-money unit equivalents using the treasury stock method.  Unit equivalents are excluded from the computation if their effect is anti-dilutive, as is the case when the company has a net loss for the period.  When computing the dilutive effect of unit options for the year ended December 31, 2009 there were no unit equivalents included in the calculation of fully diluted units outstanding compared with 64 and 89 unit equivalents included in the calculation of fully diluted units outstanding for the years ended December 31, 2008, and 2007, respectively.

For 2009, options to purchase 41,323 units at prices ranging from $21.35 to $37.73 were not included in the calculation of earnings per partnership units as they were anti-dilutive.  This is compared with 2008, when options to purchase 4,869 units at prices ranging from $27.88 to $37.73 were not included in the calculation of earnings per partnership units as they were anti-dilutive. In 2007 there were no anti-dilutive unit options outstanding.

	Year Ended December 31,
	2009	2008	2007
Net income (loss) attributable to Pope Resources' unitholders	$(272)	$1,162	$15,508
Nonforfeitable distributions paid to unvested restricted unitholders	(39)	(99)	(175)
Net income (loss) attributable to outstanding unitholders	$(311)	$1,063	$15,333

Weighted average units outstanding (in thousands):
Basic	4,539	4,597	4,680
Dilutive effect of unit equivalents	-	64	89
Diluted	4,539	4,661	4,769

Earnings (loss) per unit: Basic	$(0.07)	$0.23	$3.28
Earnings (loss) per unit: Diluted	$(0.07)	$0.23	$3.22

Statements of cash flows
The Partnership considers all highly liquid debt instruments with maturity of three months or less when purchased to be cash equivalents.  Non-cash investing and financing activities included the following:

•	$596,000 held in trust by an IRC Section 1031 exchange facilitator as of December 31, 2007 used to acquire timberlands as of March 31, 2008.

•	$443,000 reclassified to accounts receivable for a cost reimbursement related to a 2007 pond construction at the Bremerton project.

•	$360,000 for capital improvements accrued in 2007 and paid in 2008. This amount is partially offset by $70,000 of accrued investing activity in 2008 to be paid in 2009.

•	$203,000 of long-term debt incurred in 2008 relating to a cost-share reimbursement to the City of Tacoma for bridge construction ensuring continued access to Fund I property.

During the quarter ended September 30, 2009, the Partnership changed its classification of cash flows to include real estate development capital expenditures within cash flows from operating activities. Prior to the quarter ended September 30, 2009, these expenditures were reported as investing activities within the Partnership’s statement of cash flows. We concluded that this change is preferable because the cash inflows and cash outflows associated with land held for sale and land held for development should be classified in a consistent manner and that classification within operating activities better reflects the fact that these cash outflows are directly related to the Partnership’s operations of developing and selling real estate. Furthermore, this change makes our reporting consistent with that of other companies that similarly conduct both timberland and real estate development activities. Certain accounts in the prior year statement of cash flows have been revised for comparative purposes to conform to the presentation in the current year financial statements. The table below details the changes made to the 2007 and 2008 statements of cash flows.

	2008
	As Originally
(Thousands)	Reported	Adjustments	As Revised
Cash flows from operating activities:
Capitalized development activities	-	(3,451)	(3,451)
Net cash provided by operating activities	7,403	(3,451)	3,952

Cash flows from investing activities:
Capitalized development activities	(3,451)	3,451	-
Net cash provided by investing activities	20,746	3,451	24,197

	2007
	As Originally
(Thousands)	Reported	Adjustments	As Revised
Cash flows from operating activities:
Capitalized development activities	-	(9,868)	(9,868)
Net cash provided by operating activities	21,981	(9,868)	12,113

Cash flows from investing activities:
Capitalized development activities	(9,868)	9,868	-
Net cash provided by investing activities	(17,873)	9,868	(8,005)

Accounting pronouncements adopted in 2009

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

In June 2008, the FASB issued a staff position providing additional guidance in determining whether share-based payments are participating securities for earnings-per-share calculations.  The guidance, adopted by the Partnership in the first quarter of 2009, requires unvested share-based payment awards that contain nonforfeitable rights to dividends or dividend equivalents to be considered participating securities. Earnings (loss) per unit for all prior periods presented have been revised to the extent necessary based on this new guidance.

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

Reclassifications

Certain prior year amounts have been reclassified to conform to the 2009 presentation.

2.	CASH, CASH EQUIVALENTS, AND INVESTMENTS

Cash, cash equivalents, and investments held at December 31, 2009 and 2008 were as follows:

	December 31, 2009
		Gross
	Amortized	Unrealized	Estimated
	Cost	Loss	Fair Value
Cash and cash equivalents	$7,180	$-	$7,180
Securities maturing after ten years:
Auction rate securities, current	925	(235)	690
Auction rate securities, non-current	1,000	(204)	796

	December 31, 2008
		Gross
	Amortized	Unrealized	Estimated
	Cost	Loss	Fair Value
Cash and cash equivalents	$17,978	$-	$17,978
Securities maturing after ten years:
Auction rate securities, non-current	4,000	(381)	3,619

There was a realized net loss of $66,000 in 2009 compared with no realized gain or loss for the comparable period in 2008.

At December 31, 2009, Pope Resources held SLARS with a par value of $1.9 million and an estimated fair value of $1.5 million. SLARS are collateralized long-term debt instruments that were designed to provide liquidity through a Dutch auction process that reset the applicable interest rate at pre-determined intervals, typically every 28 days. Beginning in February 2008, auctions failed when sell orders exceeded buy orders. When these auctions failed to clear, default interest rates went into effect.  The underlying assets of the SLARS we hold, including the securities for which auctions have failed, are student loans which are guaranteed by the U.S. Department of Education for 97% of the loan and interest due. We filed a claim with the Financial Industry Regulatory Authority (FINRA) in an attempt to recover lost value with respect to these SLARS, but the hearing panel rendered a decision in November 2009 that was unfavorable to us in that it offered no settlement for our outstanding position.

ASC 820 Fair Value Measurements and Disclosures was followed to determine the fair value of the Partnership’s investments. ASC 820 defines a hierarchy of three levels of evidence used to determine fair value:

•	Level 1 - quoted prices for identical assets/liabilities in active markets
•	Level 2 - quoted prices in a less active market, quoted prices for similar but not identical assets/liabilities, observable inputs other than quoted prices
•	Level 3 - significant unobservable inputs including the Partnership’s own assumptions in determining the fair value of investments

Under current credit market conditions, there is limited market data for SLARS, thus available Level 1 inputs for use in determining a market value are not available. Specific securities under the general description of SLARS are unique and there are no actively traded markets that one can observe to determine a value for a specific security unless a transaction is identified for the security held within our portfolio.  We sold one security during the fourth quarter of 2009 and used that transaction as a Level 2 indicator of value for the rest of the portfolio. The following table provides the fair value measurements of applicable Partnership financial assets according to the levels defined in ASC 820  as of December 31, 2009 and 2008:

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$7,180	$-	$-	$7,180
Auction rate securities, current	-	690	-	690
Auction rate securities, non-current	-	796	-	796
Total financial assets at fair value	$7,180	$1,486	$-	$8,666

	December 31, 2008
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$17,978	$-	$-	$17,978
Auction rate securities, non-current	-	-	3,619	3,619
Total financial assets at fair value	$17,978	$-	$3,619	$21,597

In 2008, we identified market interest rates for similar securities, performed a discounted cash flow calculation using these alternative interest rates and considered the impact of illiquidity as well as the “invitation to offer” on the value of the securities. This method represented a Level 3 input, and was the best evidence we had to indicate value under market conditions as of December 31, 2008.  The table below summarizes the change in the consolidated balance sheet carrying value associated with Level 3 financial assets for the annual period ended December 31, 2009:

Activity for Securities Valued Using Level 3 Inputs	2009	2008
Balance at beginning of period	$3,619	$-
Transfers into Level 3	-	15,850
Transfers out of Level 3	(1,486)	-
Dispositions	(1,815)	(11,850)
Unrealized losses	(252)	(381)
Realized losses on dispositions	(66)	-
Balance at end of period	$-	$3,619

3.	ORM TIMBER FUND I, LP (FUND I) AND ORM TIMBER FUND II, INC. (FUND II)

The Funds were formed by Olympic Resource Management LLC (ORMLLC) for the purpose of attracting investor capital to purchase timberlands.  The objective of these Funds is to generate a return on investments through the acquisition, management, value enhancement and sale of timberland properties.  Both Funds will operate for a term of ten years from the end of the drawdown period.  The drawdown period for Fund I ended on August 1, 2007 and the drawdown period for Fund II will end in March 2011 or after Fund II is fully invested, whichever occurs sooner.

Pope Resources and ORMLLC together own 20% of each Fund and both are consolidated into the Partnership’s financial statements.  The Funds’ statements of operations for the years ended December 31, 2009, 2008, and 2007 reflect losses of $1.2 million, $1.3 million, and $516,000, respectively.  These losses include management fees paid to ORMLLC of $891,000, $869,000, and $896,000 for 2009, 2008, and 2007, respectively, which are eliminated in consolidation.

As of December 31, 2009 Fund II has $49.5 million of capital commitments remaining, including Pope Resources’ 19% and ORMLLC’s 1% commitments.

The Partnership’s consolidated financial statements included Fund I and Fund II assets and liabilities at December 31, 2009 and 2008 which were as follows:

	2009	2008
Cash	$1,145	$2,047
Current assets	38	-
Timber, land, and roads (net of $2,612 accumulated depletion in 2008 and 2009)	88,342	53,789
Other long term assets	6	-
Total assets	$89,531	$55,836

Current liabilities	$741	$191
Current portion of long-term debt	29	76
Total current liabilities	770	267
Long-term debt	98	127
Funds' equity	88,663	55,442
Total liabilities and equity	$89,531	$55,836

4.	LONG-TERM DEBT

Long-term debt at December 31 consisted of (in thousands):	2009	2008
Mortgage payable to Northwest Farm Credit Services (NWFCS), interest at 6.4%, collateralized by timberlands with monthly interest-only payments. Matures in September 2019.	$9,800	$-

Mortgage payable to John Hancock Life Insurance Company (JHLIC), interest at 9.65%, collateralized by timberlands with monthly interest payments and annual principal payments. Repaid in 2009.	-	9,019

Mortgage payable to JHLIC, interest at 7.63%, collateralized by timberlands with monthly interest payments and annual principal payments. Matures in April 2011.	19,303	20,053

Local improvement district assessments, with interest ranging from 5.03% to 6.5%, due through 2013	260	312

Fund I note payable to the City of Tacoma, with interest at 4.5%, with monthly principal and interest payments maturing January 2014.	127	202
	29,490	29,586

Less current portion	(831)	(1,417)
	$28,659	$28,169

The Partnership’s debt agreements contain a covenant which requires the Partnership not to exceed a maximum debt–to-market-capitalization ratio.  The Partnership is in compliance with this covenant as of December 31, 2009.  One of the consequences of our planned reduction in harvest is that we have fallen below the minimum threshold for our cash flow covenant.  We alerted our mortgage lender to this and in October 2008 we received a waiver of the cash flow coverage ratio beginning with the fourth quarter of 2008, through and including the fourth quarter of 2010.

At December 31, 2009, principal payments on long-term debt for the next five years and thereafter are due as follows (in thousands):

2010	$831
2011	18,635
2012	188
2013	33
2014	3
Thereafter	9,800

The Partnership entered into a $40 million revolving line of credit with NWFCS in July 2008. On September 25, 2009 the Partnership entered into a new $9.8 million term loan agreement with NWFCS. This new term loan was used to retire a term loan from JHLIC due in April 2011 and fund an early extinguishment of debt charge of $1.1 million on retirement of that timberland mortgage. In connection with the new term loan, the limit on the Partnership’s revolving line of credit with Northwest Farm Credit Services was reduced from $40 million to $35 million. This unsecured revolving loan agreement matures in August 2011 and imposes maintenance of a maximum debt-to-total capitalization ratio that the Partnership passes at December 31, 2009. At December 31, 2009 there were no amounts owed under this credit facility. The interest rate under this credit facility uses LIBOR as a benchmark. The spread above the benchmark rate is variable depending on the interest coverage ratio but ranges from 125 to 165 basis points.

5.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Partnership’s financial instruments include cash and cash equivalents, short-term investments, accounts receivable, and contracts receivable, for which the carrying amount of each represents fair value based on current market interest rates or their short-term nature.  The fair value of fixed rate debt having a carrying value of $29.1 million and $29.6 million has been estimated based on current interest rates for similar financial instruments to be approximately $30.5 million and $31.4 million as of December 31, 2009 and 2008, respectively.

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

	2009	2008	2007

Income (loss) before income taxes	$(1,183)	$83	$15,037
Less: Income/(loss) earned in entities that pass-through pre-tax earnings to the partners	(1,263)	144	15,465
Income (loss) subject to income taxes	$80	$(61)	$(428)

The provision for income taxes relating to taxable subsidiaries of the Partnership consist of the following income tax benefit (expense) for the years ended December 31:

	2009	2008	2007
Current	$(200)	$(249)	$82
Deferred	222	143	(13)
Paid in capital	17	167	0
Total	$(39)	$61	$69

A reconciliation between the federal statutory tax rate and the Partnership’s effective tax rate is as follows for the years ended December 31:

	2009	2008	2007
Statutory tax on income	34%	34%	34%
Income earned in entities that pass-through pre-tax earnings to the partners	(37)%	(107)%	(34)%
Effective income tax rate	(3)%	(73)%	-%

The net deferred income tax assets include the following components as of December 31:

	2009	2008
Current (included in prepaid expenses and other)	$111	$100
Non current (included in other assets)	373	162
Total	$484	$262

The deferred tax assets are comprised of the following:
	2009	2008
Employee-related accruals	$403	$205
Depreciation	25	7
Other	56	50
Total	$484	$262

The Partnership has concluded that it is more likely than not that its deferred tax assets will be realizable and thus no valuation allowance has been recorded as of December 31, 2009. This conclusion is based on  anticipated future taxable income and tax planning strategies to generate taxable income, if needed. The partnership will continue to reassess the need for a valuation allowance during each future reporting period.

7.	UNIT INCENTIVE PLAN

The Partnership’s 2005 Unit Incentive Plan (the Plan) authorized the granting of nonqualified equity compensation to employees, officers, and directors of the Partnership.  A total of 1,105,815 units have been reserved for issuance under the the Plan of which there are 1,028,744 units authorized but unissued as of December 31, 2009.  The Partnership issued 11,695 restricted units in three grants under the Plan in 2009.   Two of the 2009 unit grants vest over four years with 50% vesting on the third anniversary and the remaining 50% vesting on the fourth, provided the grantee remains an employee as of the vesting date.  One of the 2009 unit grants vests over two years with 50% vesting after one year and the remaining 50% vesting after the second year from the grant date provided the grantee is still an employee as of the vesting date.  The 2008 unit grants vest over four years with 50% vesting on the third anniversary and the remaining 50% vesting on the fourth, again provided the grantee remains an employee as of the vesting date.  The grantee may not transfer restricted units until the holder fulfills the vesting requirements.

Restricted Units
The Human Resources Committee makes awards of restricted units to directors and senior managers of the Partnership and its subsidiaries.  The restricted unit grants vest over two to four years and are compensatory in nature.  Restricted unit awards entitle the recipient to full distribution rights during the vesting period but are restricted from disposition and may be forfeited until the units vest.  The fair value, which equals the market price at date of grant, is charged to income on a straight line basis over the vesting period.

Restricted unit activity for the three years ended December 31, 2009 was as follows:

		Weighted Avg
		Grant Date
	Units	Fair Value ($)
Outstanding December 31, 2007	53,250	37.27
Grants	19,500	32.99
Delivered	(8,896)	33.87
Surrendered for withholding taxes	(479)	37.13
Forefeited	(1,500)	37.15
Outstanding December 31, 2008	61,875	36.42
Grants	11,695	20.52
Delivered	(16,196)	34.32
Surrendered for withholding taxes	(1,179)	33.98
Outstanding December 31, 2009	56,195	33.76

Unit Options
There were 1,028,744, 1,037,918, and 1,055,439 units available for issuance under the 2005 Unit Incentive Plan as of December 31, 2009, 2008, and 2007 respectively. Unit options have not been granted since December 2005.  Units options granted prior to January 1, 2005 were non-qualified options granted at an exercise price not less than 100% of the fair value on the grant date.  Unit options granted to employees vested over four or five years.  Board members had the option of receiving their annual retainer in the form of unit options and those options vested immediately as they were granted monthly for services rendered during the month.  Options granted have a life of ten years.

		Exercise
	Options	Price ($)
Vested December 31, 2007	199,856	15.97
Unvested December 31, 2007	6,200	15.96
Outstanding December 31, 2007	206,056	15.97
Exercised	(40,003)	16.08
Vested	6,200	15.96
Outstanding and Vested December 31, 2008	166,053	16.08
Expired	(3,000)	27.88
Outstanding and Vested December 31, 2009	163,053	15.86

There are no unvested unit options at December 31, 2009.

The aggregate spread between the option exercise price and unit market price (intrinsic value) of all options outstanding with a positive intrinsic value at December 31, 2009 was $925,000. There were no options exercised during 2009.  The weighted average remaining contractual term for all outstanding and exercisable options at December 31, 2009 was 2.3 years.

8.	PARTNERSHIP UNIT REPURCHASE PLANS

The Partnership adopted a unit repurchase plan in December 2008 pursuant to which was authorized to repurchase limited partner units with an aggregate value of up to $2.5 million.  Since that time, we have increased the aggregate value of units authorized for repurchase to $5 million and extended the repurchase plan to allow for repurchases through December 2010.  As of December 31, 2009, there remained an unutilized authorization for unit repurchases of $2.9 million.

9.	EMPLOYEE BENEFITS

As of December 31, 2009 all employees of the Partnership and its subsidiaries are eligible to receive benefits under a defined contribution plan.  During the years 2007 through 2009 the Partnership matched 50% of employees’ contributions up to 8% of an individual’s compensation.  The Partnership’s contributions to the plan amounted to $131,000, $150,000, $151,000, for the years ended December 31, 2009, 2008, and 2007 respectively.

10.	COMMITMENTS AND CONTINGENCIES

Environmental remediation

The Partnership has an accrual for estimated environmental remediation costs of $1.3 million and $1.6 million as of December 31, 2009 and 2008, respectively.  The environmental remediation liability represents estimated payments to be made to monitor (and remedy if necessary) certain areas in and around the townsite and millsite of Port Gamble, Washington. Port Gamble is a historic town that was owned and operated by P&T until 1985 when the townsite and other assets were spun off to form the Partnership. P&T continued to operate the townsite until 1996 and leased the millsite at Port Gamble through January 2002, at which point P&T signed an agreement with the Partnership dividing the responsibility for environmental remediation of Port Gamble between the two parties. Under applicable law, both Pope Resources and P&T are “potentially liable persons” based on ownership and/or operation of the site. These laws provide for joint and several liability among parties owning or operating property on which contamination occurs, meaning that cleanup costs can be assessed against any or all such parties.

Following the bankruptcy of P&T in late 2007 and the pending liquidation of P&T’s assets, we determined that P&T would no longer be able to meet any of its obligations under our settlement and remediation agreement. Accordingly, in the fourth quarter of 2007 we added $1.9 million to our remediation liability, based on what management believed to be the best estimate of the remaining cleanup cost and most likely outcome to various contingencies within the overall project. It is the Partnership’s policy to include legal costs in the estimate of the environmental liability.  The Monte-Carlo simulation model by which we estimate this liability indicated a range of potential liability from $816,000 to $4.5 million which represents a two standard deviation range from the mean of possible outcomes generated by the statistical modeling process used to estimate this liability as of December 31, 2009.  The balance is based upon a number of estimates and judgments that may change as the project progresses.

In 2001, the Partnership sold a resort community and its water and sewer utilities in the community of Port Ludlow.  The buyer of the project believes some remediation is required for contamination discovered on the site, and we have agreed to participate in an investigation in 2010 regarding any liability the Partnership may have or may be alleged to have.  While we have not concluded that we have an obligation to remediate, we recognized a $30,000 accrual as of December 31, 2009 which represents the maximum of the Partnership’s agreed-upon investigative costs.

Performance bonds
In the ordinary course of business, and as part of the entitlement and development process, the Partnership is required to provide performance bonds to ensure completion of certain public facilities.  The Partnership had performance bonds of $428,000 and $1,067,000 outstanding at December 31, 2009 and 2008, respectively.

Operating leases
The Partnership has non-cancelable operating leases for automobiles, office space, and computer equipment.  The lease terms are from 12 to 48 months.  Rent expense under the operating leases totaled $105,000, $127,000, and $124,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

At December 31, 2009 future annual minimum rental payments under non-cancelable operating leases were as follows:
Year	Amount
2010	59,000
2011	45,000
2012	15,000
2013	-

Supplemental Employee Retirement Plan
The Partnership has a supplemental employee retirement plan for a retired key employee.  The plan provides for a retirement income of 70% of his base salary at retirement after taking into account both 401(k) and Social Security benefits with a fixed payment set at $25,013 annually.  The Partnership accrued $43,000 and $7,000 in 2009 and 2008, respectively, for this benefit based on an approximation of the cost of purchasing a life annuity paying the aforementioned benefit amount.  The balance of the projected liability as of December 31, 2009 and 2008 was $205,000 and $186,000, respectively.

Contingencies
The Partnership may from time to time be a defendant in various lawsuits arising in the ordinary course of business.  Management believes Partnership losses related to such lawsuits, if any, will not have a material adverse effect to the Partnership’s consolidated financial condition or results of operations or cash flows.

11.	RELATED PARTY TRANSACTIONS AND NONCONTROLLING INTEREST

Pope MGP, Inc. is the managing general partner of the Partnership and receives an annual management fee of $150,000.

12.	SEGMENT AND MAJOR CUSTOMER INFORMATION

The Partnership’s operations are classified into three segments: Fee Timber, Timberland Management & Consulting, and Real Estate.  The Fee Timber segment consists of the harvest and sale of timber from the Partnership’s 114,000 acres of fee timberland in Washington State.

The Timberland Management & Consulting segment provides management, disposition, and technical forestry services in connection with 24,000 acres for Fund I and 12,000 acres for Fund II.

The Real Estate segment’s operations consist of management of development properties and the rental of residential and commercial properties in Port Gamble and Kingston, Washington.  Real Estate is working with approximately 2,500 acres of early stage development properties as of December 31, 2009.  All of the Partnership’s real estate activities are in Washington State.

For the year ended December 31, 2009, the Partnership had two customers that represented 22% and 14% of consolidated revenue, or $3.3 million and $2.1 million, respectively.  The revenues from both customers were generated by the Fee Timber Segment.    For the year ended December 31, 2008, the Partnership had no major customers that represented 10% or more of consolidated revenue.

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

	2009	2008	2007
Revenue
Pope Resources Fee Timber	14,977	19,282	32,678
Timber Fund	31	4,845	3,008
Total Fee Timber	15,008	24,127	35,686
Timberland Management & Consulting	1,509	1,890	2,260
Real Estate	5,078	3,723	15,076
Total Revenue (Internal)	21,595	29,740	53,022

Elimination of Intersegment Revenue	(1,117)	(1,562)	(1,127)

Total Revenue (External)	20,478	28,178	51,895

Intersegment Revenue or Transfers
Pope Resources Fee Timber	(161)	(577)	(172)
Timber Fund	-	-	-
Total Fee Timber	(161)	(577)	(172)
Timberland Management & Consulting	(908)	(946)	(916)
Real Estate	(48)	(39)	(39)
	(1,117)	(1,562)	(1,127)

Operating Income (Loss)
Pope Resources Fee Timber	4,131	7,217	14,957
Timber Fund	(1,185)	(1,278)	(490)
Total Fee Timber	2,946	5,939	14,467
Timberland Management & Consulting	355	138	(174)
Real Estate	1,711	(1,437)	5,202
G&A	(3,733)	(3,951)	(4,782)
Total Operating Income (Internal)	1,279	689	14,713

Intersegment Charges or Transfers
Pope Resources Fee Timber	(113)	(538)	(133)
Timber Fund	891	893	882
Total Fee Timber	778	355	749
Timberland Management & Consulting	(730)	(681)	(787)
Real Estate	(48)	326	39
G&A	-	-	(1)
	-	-	-
Total Operating Income (External)	1,279	689	14,713

	2009	2008	2007
Depreciation, Amortization and Depletion
Pope Resources Fee Timber	2,413	2,381	3,835
Timber Fund	-	1,341	1,269
Total Fee Timber	2,413	3,722	5,104
Timberland Management & Consulting	17	127	81
Real Estate	190	684	201
G&A	191	156	185
Total	2,811	4,689	5,571
Assets
Pope Resources Fee Timber	57,982	59,911	60,597
Timber Fund I LP	54,716	55,380	57,412
Timber Fund II Inc	34,791	456	-
Total Fee Timber	147,489	115,747	118,009
Timberland Management & Consulting	38	54	189
Real Estate	30,604	28,752	26,375
G&A	8,925	20,858	34,752
Total	187,056	165,411	179,325
Capital and Land Expenditures
Pope Resources Fee Timber	532	1,795	1,172
Timber Fund	34,553	269	329
Total Fee Timber	35,085	2,064	1,501
Timberland Management & Consulting	-	3	105
Real Estate-development activities	1,639	3,451	9,868
Real Estate-other	537	-	296
G&A	23	552	392
Total	37,284	6,070	12,162
Revenue by product/service
Domestic forest products	12,016	15,691	31,908
Export forest products, indirect	2,831	3,427	1,584
Conservation easements	3,298	3,257	-
Fees for service	632	4,108	4,348
Homes, lots, and undeveloped acreage	1,701	1,695	14,055
Total	20,478	28,178	51,895

13.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(in thousands except per unit amounts)	Revenue	Income (loss) from operations	Net income (loss) attributable to unitholders	Earnings (loss) per partnership unit: Basic	Earnings (loss) per partnership unit: Diluted
2009
First quarter	$4,979	$(41)	$(123)	$(0.03)	$(0.03)
Second quarter	3,666	(724)	(693)	(0.16)	(0.16)
Third quarter	6,615	2,118	920	0.20	0.20
Fourth quarter	5,218	(74)	(376)	(0.08)	(0.08)

2008
First quarter	$6,340	$705	$941	$0.20	$0.19
Second quarter	11,252	1,615	1,683	0.36	0.36
Third quarter	7,436	(289)	(23)	(0.01)	(0.01)
Fourth quarter	3,150	(1,342)	(1,439)	(0.32)	(0.32)

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES.

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

Management has evaluated the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2009 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment and those criteria, the Partnership’s management has concluded that the Partnership’s internal control over financial reporting is effective as of December 31, 2009.

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

The registered independent public accounting firm of KPMG LLP, auditors of the Partnership’s consolidated financial statements, has issued an attestation report on the Partnership’s internal control over financial reporting.  This report appears on page 54 of this annual report on Form 10-K.

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

The following table identifies the executive officers and directors of the Managing General Partner as of February 16, 2010.  Officers of the Managing General Partner hold identical offices with the Partnership.

Name	Age	Position, Background, and Qualifications to Serve

David L. Nunes (2)	48
President and Chief Executive Officer, and Director, from January 2002 to present.  President and Chief Operating Officer from September 2000 to January 2002.  Senior Vice President Acquisitions & Portfolio Development from November 1998 to August 2000.  Vice President Portfolio Development from December 1997 to October 1998.  Director of Portfolio Development from April 1997 to December 1997 of Pope MGP, Inc. and the Partnership.  Held numerous positions with the Weyerhaeuser Company from 1988 to 1997, the last of which was Strategic Planning Director.  Mr. Nunes, as the Partnership's CEO, serves as the only management representative on the board of directors, and is an ex officio member in that regard. Additionally, Mr. Nunes' operational experience and his hands-on knowledge of the Partnership's business and executive team allows him to provide a perspective on the execution of the Partnership's business plans and strategies not available to the non-management directors.

Thomas M. Ringo	56
Vice President and CFO from December 2000 to present.  Senior Vice President Finance and Client Relations from June 1996 to December 2000.  Vice President Finance from November 1991 to June 1996.  Treasurer from March 1989 through October 1991 of Pope MGP, Inc. and the Partnership.  Tax Manager of Westin Hotel Company, 1985 to March 1989.  Tax Consultant for Price Waterhouse, 1981 to 1985.

John E. Conlin (2), (3), (4)	51
Director; Co-President and COO, NWQ Investment Management, 2006 to present; Member, Corporate Advisory Board,  University of Michigan, Ross School of Business, 2006 to present; Member, University of Rochester Endowment Committee, 2006 to present; Director, Cannell Capital Management 2002 to 2006; CEO, Robertson Stephens, Inc, from 2001 to 2003; COO, Robertson Stephens, Inc, from 1999 to 2000.  Held numerous positions with Credit Suisse from 1983 to 1999, the last of which was Managing Director.  Mr. Conlin's background in corporate finance, capital-raising and financial analysis bring the Partnership a perspective that is unique among our directors. Moreover, Mr. Conlin offers an ability to assess capital needs, structures and returns relating to the performance and operation of the Partnership, the Funds, and our strategic goals and objectives.

Douglas E. Norberg (1), (3),(4) , (5)	69
Director; Vice Chairman, Wright Runstad & Company, 2000 to 2007; President, Wright Runstad & Company, 1975 until 2000.  Wright Runstad & Company is in the business of real estate investing, development, and management.  Mr. Norberg has extensive knowledge of real estate development, marketing and management, and consults regularly with management regarding the Partnership's real property portfolio. Mr. Norberg also brings years of experience evaluating strategic alternatives for various real property opportunities.

Peter T. Pope (1), (4)	75
Director; Director, Pope & Talbot, Inc. 1971 to 2007; Chairman of the Board and CEO of Pope & Talbot, Inc., 1971 to 1999.  Mr. Pope retired as CEO of Pope & Talbot, Inc. in 1999.  Mr. Pope is also a director and President of Pope EGP, Inc.  Mr. Pope has been a director since the formation of the Partnership and brings an historical perspective on the Partnership's assets and business that we believe is critical to the Partnership's recent successes. Moreover, Mr. Pope has more than 50 years' experience in the operation and management of all aspects of the timber industry, which affords him the ability, not only to assess and advise regarding the Partnership's own lines of business, but also on those of the companies with which the Partnership serves as a supplier, advisor, manager, customer and client. Finally, Mr. Pope's experience offers a perspective which spans multiple business cycles that we believe is critical as management faces the current economic downturn, affording us an improved ability to tailor the Partnership's strategic and tactical responses to changing market conditions.

J. Thurston Roach (1), (3), (4)	68
Director; private investor; Director, Deltic Timber Corporation, December 2000 to present; Director, CellFor Inc. from November 2002 to May 2009; Director, NBBJ Design, LLP, from November 2007 to present; Director, The Liberty Corporation May 1994 to January 2006; President and CEO, HaloSource Corporation, October 2000 to November 2001; Director, HaloSource Corporation, October 2000 to February 2002; Senior Vice President and CFO, Owens Corning, January 1999 to April 2000; Senior Vice President and President of Owens Corning’s North American Building Materials Systems Business, February 1998 to December 1998; Vice Chairman, Simpson Investment Company, July 1997 to February 1998; President, Simpson Timber Company, January 1996 to June 1997; Senior Vice President and Chief Financial Officer and Secretary, Simpson Investment Company, August 1984 to December 1995.  Mr. Roach's experience as a senior executive and director at other timber and resource companies offer the Partnership insight into the practical issues facing public companies, and his specific knowledge of the timber and timberland markets, both in the Pacific Northwest and elsewhere, allow him to provide extensive input on both strategic and tactical business decisions confronting the board.  His specific experience as Audit Committee chair for another public company has been leveraged effectively into a similar role at the Partnership.

___________________________
1)	Class A Director
2)	Class B Director
3)	Member of the Audit Committee
4)	Member of the Human Resources Committee
5)    Designated financial expert for the Board of Directors Audit Committee

Board of Directors of the Managing General Partner

Board Composition.  The Managing General Partner’s Articles of Incorporation provide that directors are divided into two classes, each class serving a period of two years.  The Managing General Partner’s shareholders elect approximately one-half of the members of the Board of Directors annually.  The terms of the Class A directors expire on December 31, 2010, and the terms of the Class B directors expires on December 31, 2011.  The directors’ election to the Managing General Partner’s Board of Directors is subject to a voting agreement between the Managing General Partner’s two shareholders, Mr. Peter T. Pope and Mrs. Emily T. Andrews.  Mr. Pope serves as his own appointee, and J. Thurston Roach serves as Mrs. Andrews’ appointee to the Board of Directors.  The Managing General Partner’s Board of Directors met six times in 2009 with five of the meetings in person to discuss Partnership matters.  The composition of our Board of Directors is established by the Limited Partnership Agreement and accordingly, as permitted by NASDAQ Rules IM-5065-7  and 5615(a)(4), board nominations are not made or approved by a separate nominating committee or by a majority of the independent directors.

Past Directorships.  During the period 2005 through 2009, none of the members of the managing general partner’s Board of Directors served on the Board of another public company, other than Messrs. Pope and Roach, as outlined in the following table.

Individual’s Name	Name of Public Company	Term of Directorship
Peter T. Pope	Pope & Talbot, Inc. (NYSE:POP)	1971 - 2007
Peter T. Pope	Newhall Land and Farming (NYSE:NHL)	1992 - 2005
J. Thurston Roach	The Liberty Corporation (NYSE:LC)	1994 - 2006
J. Thurston Roach	Deltic Timber Company (NYSE:DEL)	2000 - present
John E. Conlin	ACME Communications (NASDAQ:ACME)	2005 - 2008

Board Leadership Structure.  The Board of the Managing General Partner does not utilize a Chairman. The CEO generally calls meetings of the Board and sets schedules and agendas for such meetings. The CEO regularly communicates with all directors on key issues and concerns outside of Board meetings and endeavors to ensure that information provided to the Board is sufficiently timely and complete to facilitate Board member fulfillment of responsibilities. As the individual with primary responsibility for managing the Partnership’s day-to-day operations, the CEO is best positioned to chair regular Board meetings where key business and strategic issues are discussed. The Board utilizes Mr. Norberg as a “lead director” and Mr. Norberg’s chief responsibility in this regard is to chair executive sessions of the independent directors which are conducted as a part of nearly every Board meeting.

Board’s Role in the Risk Oversight Process.  Given the size of the managing general partner’s Board, management of the Partnership’s material risks is administered through the whole Board in concert with executive and senior operating personnel. Risk is an integral part of Board and committee deliberations throughout the year with regular discussion of risks related to the company’s business strategies at each meeting. Periodically, the Audit Committee and Board review Management’s assessment of the primary operational and regulatory risks facing the Partnership, their relative magnitude and management’s plan for mitigating these risks. The Audit Committee considers risk issues associated with the Partnership’s overall financial reporting and disclosure process and legal compliance. At each of its regularly scheduled meetings, the Audit Committee meets in executive session and meets with the independent auditor outside the presence of management.

Diversity Policy.   As noted above, the Partnership's board is established pursuant to the Partnership Agreement and a stockholders' agreement among the shareholders of Pope MGP, Inc., the Partnership's managing general partner. The stockholders' agreement, in particular, establishes the rights of the managing general partner's stockholders to designate the Partnership's directors. Neither the Partnership Agreement nor the managing general partner's stockholders' agreement establishes a diversity party, nor does any such policy otherwise exist.

Audit Committee.  The Audit Committee of the Managing General Partner’s Board of Directors is comprised of three outside directors who comply with the Securities Exchange Act and NASDAQ’s qualification requirements for Audit Committee members.  The Audit Committee met to discuss the Partnership eight times during 2009.  The Audit Committee’s Chairman is J. Thurston Roach and its designated financial expert is Douglas E. Norberg.  See report of the Audit Committee on financial statements below.

Human Resources Committee.  The Human Resources Committee is responsible for (1) establishing compensation programs for executive officers and senior management of the Partnership designed to attract, motivate, and retain key executives responsible for the success of the Partnership as a whole; (2) administering and maintaining such programs in a manner that will benefit the long-term interests of the Partnership and its unitholders; and (3) determining the salary, bonus, unit option and other compensation of the Partnership's executive officers and senior management.  The Human Resources Committee met five times during 2009.  Mr. John E. Conlin served as Chairman of the Human Resources Committee in 2009.  See report of the Human Resources Committee on executive compensation below.

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

Overview

Objectives of our Executive Compensation Program

The objective of our executive compensation program is to pay for performance and to attract, motivate, and retain those employees who embrace a culture of achievement with a long-term perspective.

The Role of the Human Resources Committee and Executive Officers in Compensation Decisions

The Board’s Human Resources Committee has responsibility for establishing our compensation objectives and approving all compensation for the CEO and his immediate subordinates.  The committee’s primary role is to build a fair compensation culture, and monitor that it is executed properly.

The components of total compensation paid to executive management are reviewed annually by the committee, with the method for determining compensation varying from case to case based on a discretionary and subjective determination of what is appropriate at the time.

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

The committee has in the past engaged compensation consultants to assist the committee in assessing the market for top executives.  Historically, these consultants have provided a limited scope of services on behalf of the committee and perform no other services for the Partnership or its subsidiaries or management.  Amounts paid to such consultants on an annual basis have ranged between $10,000 and $20,000. We did not engage such a consultant in 2009.

We are committed to compensating our executives fairly.  The perception of fairness should be recognized both internally to the organization and externally to unitholders and other stakeholders. We are searching for the right balance of base salary and benefits with bonus and equity-based compensation awards that will provide our executives with a competitive, predictable cash compensation stream, coupled with short and long-term incentive programs that utilize both cash and equity grants to reward prior performance while promoting future success.

Elements of Compensation

Our executive compensation program is designed to be consistent with the objectives and guidelines set forth above. A discussion of each of the key elements of the program follows below.

Base Salary. In establishing base salary levels for executives and other members of the management team, the committee has used compensation consultant data, taking into account such factors as competitive industry salaries, general and regional economic conditions, and the size and geographic differences of “peer” companies against which the Partnership is compared. Using that data, the committee attempts to harmonize our executives’ base compensation while considering our executives’ scope of responsibilities, individual performance, and contribution to our organization. Adjustments in base salary are usually made effective March 1 of each year, unless circumstances (such as a promotion) warrant otherwise. During 2009, the base salaries for the Partnership’s executives were not increased in recognition of the market stresses impacting our businesses. Executive salaries for 2010 are also expected to be held flat at 2008 levels.

Annual Bonus.  The committee established an aggregate cash bonus pool of $350,000 to reward management accomplishments during the unusually tough 2009. The committee’s judgment was that even though bottom line results for 2009 were poor, management accomplished meaningful successes pursuing the Partnership’s strategies, including the closing of ORM Timber Fund II, Inc., securing key entitlements to create value-adding opportunities in our real estate portfolio, improving productivity and cost-effective management following a major cost-cutting initiative, and minimizing self-inflicted losses that flowed from the decision to significantly defer harvests, and securing the sale of a significant conservation easement. Accordingly, the committee considered, in addition to the Partnership's overall economic performance in 2009, both the short- and long-term impacts expected to result from our decisions to defer harvest volume; leadership and morale issues that affect the Partnership's employees; management's relationships with investors, both in the Partnership directly and in the Funds; the success and the known risks associated with raising and managing the Funds; and management's ability to anticipate and contain costs in order to mitigate the adverse impacts of declining revenues.

Once the overall bonus pool size was determined, the Chief Executive Officer made individual bonus recommendations to the committee, within the limits of the pool, for eligible employees (other than himself) based upon an evaluation of their individual performance and contribution to the Partnership's overall performance.  Based on those factors, the committee made the final determination of the bonus pool split and the bonus award to be paid to the executive officers.

Equity Based Compensation.   During 2005, the committee adopted the Pope Resources 2005 Unit Incentive Plan in order to include restricted unit grants as the primary element of unit-based compensation, substituting for options that had previously served that role.  The committee believes that equity-based compensation promotes the alignment of management employees’ objectives with those of our other unitholders by conveying an incentive that will grow over time based on the long-term success of the Partnership.

Past practice has been to integrate long-term incentive award grant opportunities in the form of equity with other elements of our executive compensation program such that total direct compensation levels are at or near the median of market pay levels for businesses that are comparable in size and industry to the Partnership and taking into account the Partnership’s specific circumstances.  Again, aiming at the median is deemed to best balance the objective to retain valued executive talent with recognition that we are a relatively small business enterprise.  From 2005 to 2009, the committee made unit-based compensation grants to eligible employees once a year at a regularly scheduled first quarter meeting.  Exceptions to this once-a-year grant are made rarely and are usually confined to grants coincident with hiring of a new employee.

Restricted unit awards provide recipients with ownership units in the Partnership upon lapse of award restrictions.  In the past, these restricted unit awards were structured to vest on the basis of continued service to the Partnership, with 50% vesting upon completion of three years of service after grant and the other 50% vesting upon completion of four years of post-grant service, in each case conditioned upon continuation of employment as of that date.  Grantees of restricted units are entitled to receive cash distributions declared and paid by the Partnership during the vesting period.  Such distributions are taxable income to recipients during the vesting period, although the taxing event for the grant itself coincides with the lapse of the restrictions.

In March 2009, the committee opted to grant 7,250 restricted units valued at $136,000 in lieu of paying additional cash bonus for 2008 performance.  In January 2010, the committee granted 20,200 restricted units valued at $499,000 based on its assessment of management’s performance in 2009 with respect to forwarding the Partnership’s strategic objectives.

This 2010 restricted unit grant was spread across the participant pool in rough proportion to past awards of restricted units.  In this instance, because the unit awards were based more on an assessment of prior year performance, the vesting period was set at two years with 50% vesting at the one-year anniversary of grant and the balance at the second annual anniversary.

IPMB Award.  The IPMB awards are paid from Pope MGP’s share of earnings from the IPMB.  Awards are paid in a lump sum following the year in which the award was earned, and represent a pool of up to three-quarters of the managing general partner’s share of IPMB pre-tax profit, depending on overall performance.  No IPMB awards were paid in 2009 as the Partnership had no IPMB pre-tax profit.

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

Defined Contribution Retirement Savings Plan.  As of December 31, 2009 all our employees are eligible to receive benefits under a defined contribution plan.  During 2009 and 2008 the Partnership matched 50% of the employees’ contribution up to 8% of compensation.  Partnership contributions to the plan amounted to $131,000, $150,000 and, $150,000, for each of the years ended December 31, 2009, 2008 and 2007, respectively.  Employees become fully vested over a six-year period in the Partnership's contribution.

Supplemental Retirement Plan.  We have a supplemental retirement plan for George H. Folquet, a retired executive.  The plan provides for a retirement income of 70% of his base salary at retirement after taking into account both 401(k) and Social Security benefits and makes an annual fixed-amount payment of $25,013.  The Partnership accrued an additional $43,355 in 2009 for this benefit based on an updated approximation of the cost of purchasing a life annuity paying the aforementioned benefit amount.  The balance of the liability as of December 31, 2009 was $204,820.

Agreements Between the Partnership and Executive Officers

Each employee is employed at the will of the Partnership and does not have a term of guaranteed employment.  We do not have any employment agreements with executive officers.  We do have in place, however, change in control agreements with the executive officers (see discussion below).

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

The following table summarizes the cash payments that would have been due Pope Resources’ executive officers if a change in control event had occurred on December 31, 2009.

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

Officer Unit Ownership Guidelines

We do not have a formal unit ownership guideline for executive officers, but note that as of February 15, 2010 Mr. Nunes owns units of Pope Resources that had a value of 4.0 times his 2009 base salary.  Similarly, Mr. Ringo owns Pope Resources units as of February 15, 2010 that had a value of 2.8 times his 2009 base salary.  Of these owned unit positions, Mr. Nunes acquired 53% of his through open-market purchases, 30% through exercises of unit options, and another 17% through vesting of restricted units while Mr. Ringo acquired 15% of his through open-market purchases, 57% through exercises of unit options, and another 28% through vesting of restricted units. Messrs. Nunes and Ringo have an additional 19,150 and 5,900 unvested restricted units, respectively, that are not included in the ownership totals above. Mr. Nunes’ unvested restricted units had a value on February 15, 2010 of $471,000, or 1.5 times 2009 base salary. On February 15, 2010 Mr. Ringo’s unvested restricted units had a value of $145,000, or 0.7 times 2009 base salary. Combining both the fully owned and the unvested positions, the value of the year-end positions in POPE for Messrs. Nunes and Ringo were 5.5 and 3.5 times their respective 2009 base salaries.

Summary Compensation Table

The following table sets forth information regarding compensation earned by our named executive officers for the years 2007 through 2009:

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Unit Awards ($) (2)	Non-equity Incentive Plan Compensation ($)	All Other Compensation ($) (3)	Total ($)
David L. Nunes President and CEO	2009	318,270	87,500	197,600	-	18,550	621,920
	2008	316,725	113,758	188,811	-	34,750	654,044
	2007	307,500	260,487	194,625	-	26,091	788,703
Thomas M Ringo V.P.and CFO	2009	206,876	45,188	65,455	-	15,375	332,894
	2008	205,872	47,250	99,368	-	24,200	376,690
	2007	199,875	135,453	108,125	-	19,200	462,653

(1)	Amounts represent bonuses earned in the year indicated but paid in the subsequent year.

(2)
The amount for 2009 represents the market value on the date of grant of restricted units received in January 2010. The January 2010 grant represents compensation for 2009 performance, however, expense will be recognized over the two-year vesting period with 50% vesting after one year and the balance upon the second anniversary of the grant. The amount for 2008 represents two grants – one in March 2009 and one in August 2008. The March 2009 grant represents compensation for 2008 performance. On the other hand, the August 2008 grant was based on the historical practice of awarding a set number of units per year with the number of units granted based on the executive’s management position. Units granted under these two awards are subject to a trading restriction until the units vest over four years with 50% vesting after three years and the remaining 50% vesting on the fourth anniversary of the grant date. The 2007 amounts represent the market value on the data of grant for restricted units received in each that calendar year with four-year vesting of those units.

(3)
Amounts represent matching contributions to the Partnership’s 401(k) plan made by the Partnership on behalf of the executive, and distributions received by the executive on restricted Partnership units (the value of the restricted units is described under footnote (2) above and not repeated here.)

 Grants of Plan Based Awards Table

The committee approved awards under the Partnership’s 2005 Unit Incentive Plan to our named executives in 2009 and in January 2010 with respect to 2009 performance.  Set forth below is information regarding these two awards of restricted units.   The March 2009 grant was primarily awarded with reference to 2008 performance and similarly, the January 2010 grant was primarily awarded with reference to 2009 performance.

Name	Grant Date	All Other Unit Awards: Number of Shares of Unit or Units (#)	All Other Options Awards: Number of Securities Underlying Options (#)	Unit Awards	Option Awards	Closing Price on Grant Date ($/sh)
David L. Nunes President and CEO	March 17, 2009	2,150	-	-	-	18.77
David L. Nunes President and CEO	January 12, 2010	8,000	-	-	-	24.70
Thomas M Ringo V.P. and CFO	March 17, 2009	900	-	-	-	18.77
Thomas M Ringo V.P. and CFO	January 12, 2010	2,650	-	-	-	24.70

Unit Incentive Plan

 In 2005 the Board of Directors of Pope MGP, Inc. adopted the Pope Resources 2005 Unit Incentive Plan (the Plan) and terminated future awards under the Partnership’s 1997 Unit Option Plan.  The Plan is administered by the Human Resources Committee.  The purpose of the change to the Plan was to allow the committee to award restricted units to employees and directors which the committee believes provides a better alignment of interest with current unitholders than the unit option grants under the 1997 plan.

Units Available for Issuance

There are 1,105,815 units authorized under the Plan.  As of December 31, 2009 there were 1,028,744 authorized but not issued units in the Plan.  The units issued or issuable under the Plan have been registered on a Form S-8 registration statement.

Term of Unit Options

The term of each option is ten years from the date of grant, unless the plan administrator establishes a shorter or longer period of time as evidence in the award agreement.

Vesting Schedule

The restricted units granted under the Plan have historically had a four-year vesting period with 50% vesting after three years and the remaining 50% vesting after the fourth year. The most recent January 2010 grant, however, had a two-year vesting period with 50% vesting after one year and the remaining 50% vesting after the second year. The shortening of the vesting period in the most recent grant reflected the fact that this incentive compensation element was viewed by the committee as part of the bonus award for 2009 performance.  Expense will be recognized over the two-year vesting period. Given its association with the past, a foreshortened vesting period was deemed appropriate. The March 2009 grant was also explicitly awarded for past (2008) performance but the notion of shortening the vesting period had not yet evolved. Prior grants of restricted units were awarded primarily with a view toward future performance and retention of the executive’s services.

Unit Appreciation Rights

In addition to Unit grants, the administrator of the Plan may grant unit appreciation rights.  Unit appreciation rights represent a right to receive the appreciation in value, if any, of the Partnership’s units over the base value of the unit appreciation right.  As of the date of this report no unit appreciation rights have been granted under the plan.

Adjustments, Changes in Our Capital Structure

The number and kind of units available for grant under the Plan and any outstanding options under the 1997 plan, as well as the exercise price of outstanding options, will be subject to adjustment by the committee in the event of any merger or consolidation.

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

Amendment and Termination

The board of directors has the exclusive authority to amend or terminate the Plan, except as would adversely affect participants’ rights to outstanding awards without their consent.  As the plan administrator, the committee has the authority to interpret the plan and options granted under the Plan and to make all other determination necessary or advisable for plan administration.  In addition, as administrator of the Plan the committee may modify or amend outstanding awards, except as would adversely affect participants’ rights to outstanding awards without their consent.

Outstanding Equity Awards At Fiscal Year-End; Option Exercise and Units Vested

The following table summarizes the outstanding equity award holdings held by our named executive officers:

	Option Awards					Unit Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Units That Have Not Vested (#)	Market Value of Units That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
David L. Nunes	31,000	-	-	12.51	3/20/12	13,400	329,640	-	10,300
President and CEO	10,000		-	22.00	2/14/11
Thomas M Ringo V.P. and CFO	8,100	-	-	12.51	3/20/12	7,150	175,890	-	5,575

	OPTION EXERCISES AND UNITS VESTED
	Option Awards		Unit Awards
Name	Number of Units Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Units Acquired on Vesting (#) (1)	Value Realized on Vesting ($)
David L. Nunes President and CEO	-	-	4,500	88,740

Thomas M Ringo V.P. and CFO	-	-	2,500	49,300

    (1)  Of the 2,500 units acquired upon vesting in 2009 by Mr. Ringo, he tendered back 738 of those units with a value of $14,315 to the Partnership in lieu of paying cash for payroll taxes due on the vesting.  As such, Mr. Ringo retained a net position of 1,762 of these units.  Mr. Nunes did not tender back any units in connection with his vesting and satisfied his payroll tax obligations with a cash payment to the Partnership.

Director Compensation

The following table sets forth a summary of the compensation we paid to our non-employee directors in 2009:

Name	Year	Fees Earned or Paid in Cash ($)	Unit Awards ($) (1)	Option Awards ($) (2)	Non- Equity Incentive Plan Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation ($) (3)	Total ($)
John E. Conlin	2009	32,125	17,520	-	-	-	1,613	51,258
Douglas E. Norberg	2009	28,000	17,520	-	-	-	1,763	47,283
Peter T. Pope	2009	25,000	17,520	-	-	-	1.763	44,283
J. Thurston Roach	2009	35,000	17,520	-	-	-	1,763	54,283

(1)
Amounts represent the market value on the date of grant of restricted units received during the year.  These units are subject to a trading restriction until the units vest.  Units ordinarily vest over four years with 50% vesting after three years and the remaining 50% vesting on the fourth anniversary of the grant date.  For each of Messrs. Norberg, Pope, and Roach a total of 375 restricted units granted during fiscal year 2005 vested and became eligible for trading on September 6, 2009 and an additional 375 restricted units granted during fiscal year 2006 vested and became eligible for trading on March 8, 2009.

(2)	No options were awarded in 2009.

(3)	Amounts represent distributions received on unvested restricted Partnership units and the value realized upon vesting of prior grants of restricted units.

Compensation of the outside directors of Pope MGP, Inc. consists of a monthly retainer of $1,500 plus a $1,000 per day fee for each board meeting attended and $500 for participation in a board meeting via telephone.  The Chairman of the Audit Committee receives an additional annual retainer amount of $3,000 that is paid in a monthly pro rata fashion.  The Chairman of the Human Resources Committee receives an additional annual retainer of $1,500, also paid pro rata on a monthly basis. Both the Chairman of the Audit and Human Resources Committees receive an additional $500 fee per committee meeting.

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

The committee is currently comprised of Douglas E. Norberg, Peter T. Pope, J. Thurston Roach, and John Conlin.  Mr. Conlin served as Committee Chair during 2009.  None of the members are officers or employees of the Partnership or the General Partner.

Conclusion

The HR Committee believes that for 2009 the compensation terms for Mr. Nunes, as well as for the other executive officers, were clearly related to the realization of the goals and strategies established by the Partnership.

John E. Conlin, Chairman
Douglas E. Norberg
Peter T. Pope
J. Thurston Roach

Audit Committee Report on Financial Statements

The Audit Committee of the General Partner’s Board of Directors has furnished the report set forth in the following section entitled “Responsibilities and Composition of the Audit Committee” on the Partnership’s year-end financial statements and audit for fiscal year 2009.  The Audit Committee’s report is intended to identify the members of the Audit Committee and describe in general terms the responsibilities the Audit Committee assumes, the process it undertakes, and the matters it considers in reviewing the Partnership’s financial statements and monitoring the work of the Partnership’s external auditors.

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

Principal Unitholders

As of February 16, 2010, the following persons were known or believed by the Partnership to be the beneficial owners of more than 5% of the outstanding Partnership units:

Name and Address of Beneficial Owner	Number of Units(1)		Percent of Class
Emily T. Andrews	557,100	(2)	11.7
600 Montgomery Street
35th Floor
San Francisco, CA 94111

Peter T. Pope	342,042	(3)	7.2
1500 S.W. 1st Avenue
Portland, OR 97201

Stafford Timberland V Investment Nominee Ltd	335,940	(4)	7.1
49/50 Eagle Wharf Road
London N17ED
United Kingdom

Private Capital Management, Inc.	292,758	(5)	6.2
8889 Pelican Bay Blvd
Suite 500
Naples, FL 34108-7512

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

(3)
Includes (a) 200,925 units held by a limited liability company controlled by Mr. Pope; (b) 25,420 units owned by Mr. Pope; (c) 44,600 units held in trust for his children; (d) 60,000 units held by Pope MGP, Inc. and Pope EGP, Inc., as to which he shares investment and voting power; (e) currently exercisable options to purchase 8,847 units; and (f) 2,250 unvested restricted units.

(4)
Stafford Timberland V Investment Nominee Ltd is the nominee of Stafford International Timberland V Fund Limited Partnership and Stafford International Timberland V Trust, investment vehicles that collectively comprise the Stafford International Timberland V Fund. The nominee has sole power to vote or direct the vote of units held or dispose or direct the disposition of said units.

(5)
Private Capital Management, Inc. is an investment adviser shown registered under the Investment Advisers Act of 1940.  Units are held in various accounts managed by Private Capital Management, Inc. which shares dispositive powers as to those units.

Management

As of February 16, 2010, the beneficial ownership of the Partnership units of (1) the named executives (2) the directors of the Partnership's general partners, (3) the general partners of the Partnership, and (4) the Partnership's officers, directors and general partners as a group, was as follows. **

Name	Position and Offices	Number of Units(1)		Percent of Class

David L. Nunes	Chief Executive Officer and President,	110,900	(2)	2.3
	Pope MGP, Inc. and the Partnership;
	Director, Pope MGP, Inc.

Thomas M. Ringo	Vice President and CFO, Pope MGP,	37,384	(3)	*
	Inc. and the Partnership

John E. Conlin	Director, Pope MGP, Inc.	17,145	(4)	*

Douglas E. Norberg	Director, Pope MGP, Inc.	67,563	(5)	1.4

Peter T. Pope	Director, Pope MGP, Inc. and Pope	342,042	(6)	7.2
	EGP, Inc.; President, Pope EGP, Inc.

J. Thurston Roach	Director, Pope MGP, Inc.	9,750	(7)	*

Pope EGP, Inc.	Equity General Partner of the	54,000		1.1
	Partnership

Pope MGP, Inc.	Managing General Partner of the	6,000		*
	Partnership

All general partners, directors and officers of general partners, and officers of the		584,784	(8)	12.3
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

(2)	Units shown for Mr. Nunes include 50,750 owned units, 19,150 of unvested restricted units, and options to purchase 41,000 units that are exercisable within 60 days.

(3)	Units shown for Mr. Ringo include 20,734 owned units, 8,550 unvested restricted units, and options to purchase 8,100 units that are exercisable within 60 days.

(4)	Includes 2,250 unvested restricted units issued to Mr. Conlin.

(5)
Units shown for Mr. Norberg include 22,803 owned units, currently exercisable options to purchase 42,510 units, and 2,250 unvested restricted units. Excludes a total of 2,096 options because their exercise price renders them anti-dilutive.

(6)
Includes (a) 200,925 units held by a limited liability company controlled by Mr. Pope; (b) 25,420 units owned by Mr. Pope; (c) 44,600 units held in trust for his children; (d) 60,000 units held by Pope MGP, Inc. and Pope EGP, Inc., as to which he shares investment and voting power; (e) currently exercisable options to purchase 8,847 units; and (f) 2,250 unvested restricted units.

(7)	Includes 1,500 owned units, currently exercisable options to purchase 6,000 units issued to Mr. Roach, and 2,250 unvested restricted units.

(8)
For this computation, the 60,000 units held by Pope MGP, Inc. and Pope EGP, Inc. are excluded from units beneficially owned by Mr. Pope.  Mr. Pope and Emily T. Andrews, own all of the outstanding stock of Pope MGP, Inc. and Pope EGP, Inc.  Includes currently exercisable options to purchase 106,457 units and 36,700 unvested restricted units. Excludes a total of 2,096 options because their exercise price renders them anti-dilutive.

Equity Compensation Plan Information

The following table presents certain information with respect to the Partnership’s equity compensation plans and awards thereunder on December 31, 2009.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	163,053	$15.86	1,028,744

Equity compensation plans not approved by security holders	-	-	-
Total	163,053	$15.86	1,028,744

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

           Noncontrolling Interest Payments.  The noncontrolling interest represents Pope MGP, Inc.’s profit-sharing interest in the IPMB.  Net income from the IPMB is paid 80% to ORM, Inc. and 20% to Pope MGP, Inc. until net income from the IPMB reaches $7.0 million in a fiscal year, at which time income will be allocated evenly between ORM, Inc. and Pope MGP, Inc.

ORM Timber Fund I, LP (“Fund I”).  Pope Resources, A Delaware Limited Partnership owns 19% and Olympic Resource Management LLC owns 1% and is the general partner of Fund I.  David L. Nunes and Thomas M. Ringo have committed to invest less than 1% of the committed capital in Fund I.  The majority of this commitment was paid in the fourth quarter of 2006 when Fund I acquired timberland.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes fees related to the Partnership’s principal accountants, KPMG LLP, during 2009 and 2008.

Description of services	2009	%	2008	%
Audit (1)	$325,000	79%	$356,000	81%

Audit related (2)	40,000	10%	39,000	9%

Tax (3):

Tax return preparation	9,200	2%	33,000	8%

General tax consultation	35,000	9%	8,000	2%

Total	$409,200	100%	$436,000	100%

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

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE

Financial Statement Schedule
	Environmental Remediation Liability
	Balances at the Beginning of the Period	Additions to Accrual	Expenditures for Remediation	Balances at the End of the Period
Year Ended December 31, 2007	$242,000	$1,878,000	$126,000	$1,994,000
Year Ended December 31, 2008	1,994,000	-	440,000	1,554,000
Year Ended December 31, 2009	1,554,000	30,000	315,000	1,269,000

Exhibits.

No.	Document

3.1	Certificate of Limited Partnership. (1)

3.2	Limited Partnership Agreement, dated as of November 7, 1985. (1)

3.3	Amendment to Limited Partnership Agreement dated December 16, 1986. (2)

3.4	Amendment to Limited Partnership Agreement dated March 14, 1997. (4)

3.5	Certificate of Incorporation of Pope MGP, Inc. (1)

3.6	Amendment to Certificate of Incorporation of Pope MGP, Inc. (3)

3.7	Bylaws of Pope MGP, Inc. (1)

3.8	Certificate of Incorporation of Pope EGP, Inc. (1)

3.9	Amendment to Certificate of Incorporation of Pope EGP, Inc. (3)

3.10	Bylaws of Pope EGP, Inc. (1)

3.11	Amendment to Limited Partnership Agreement dated October 30, 2007. (12)

4.1	Specimen Depositary Receipt of Registrant. (1)

4.2	Limited Partnership Agreement dated as of November 7, 1985, as amended December 16, 1986 and March 14, 1997 (see Exhibits 3.2, 3.3 and 3.4).

9.1
Shareholders Agreement entered into by and among Pope MGP, Inc., Pope EGP, Inc., Peter T. Pope, Emily T. Andrews, P&T, present and future directors of Pope MGP, Inc. and the Partnership, dated as of November 7, 1985 included as Appendix C to the P&T Notice and Proxy Statement filed with the Securities and Exchange Commission on November 12, 1985, a copy of which was filed as Exhibit 28.1 to the Partnership’s registration on Form 10 identified in footnote (1) below.  (1)

10.1	Transfer and Indemnity Agreement between the Partnership and P&T dated as of December 5, 1985. (1)

10.2	Environmental Remediation Agreement. (7)

10.3	1997 Unit Option Plan Summary. (5)

10.4	Audit Committee Charter. (10)

10.5	Timberland Deed of Trust and Security Agreement with Assignment of Rents between Pope Resources, Jefferson Title Company and John Hancock Mutual Life Insurance Company dated April 29, 1992. (6)

10.6
Amendment to Timberland Deed of Trust and Security Agreement with Assignment of Rents between Pope Resources, Jefferson Title Company and John Hancock Mutual Life Insurance Company dated May 13, 1992.  (6)

10.7
Second Amendment to Timberland Deed of Trust and Security Agreement with Assignment of Rents between Pope Resources, Jefferson Title Company and John Hancock Mutual Life Insurance Company, dated May 25 1993.  (6)

10.8
Third Amendment to Timberland Deed of Trust and Security Agreement with Assignment of Rents between Pope Resources, Jefferson Title Company and John Hancock Mutual Life Insurance Company dated December 19, 1995.  (6)

10.9
Fourth Amendment to Timberland Deed of Trust and Security Agreement with Assignment of Rents between Pope Resources, Jefferson Title Company and John Hancock Mutual Life Insurance Company dated December 20, 1999.  (6)

10.10
Amended and Restated Timberland Deed of Trust and Security Agreement with Assignment of Rents and Fixture Filing between Pope Resources and John Hancock Life Insurance Company dated March 29, 2001.  (6)

10.11	Promissory Note from Pope Resources to John Hancock Mutual Life Insurance Company dated April 29, 1992. (6)

10.12	Amendment to Promissory Note from Pope Resources to John Hancock Mutual Life Insurance Company dated May 25, 1993. (6)

10.13	Second Amendment to Promissory Note from Pope Resources to John Hancock Mutual Life Insurance Company, dated December 19, 1995. (6)

10.14	Third Amendment to Promissory Note from Pope Resources to John Hancock Mutual Life Insurance Company dated December 20, 1999. (6)

10.15	Fourth Amendment to Promissory Note from Pope Resources to John Hancock Mutual Life Insurance Company dated March 29, 2001. (6)

10.16	Note Purchase Agreement between Pope Resources, John Hancock Life Insurance Company and John Hancock Variable Life Insurance Company, dated March 29, 2001. (6)

10.17	Class A Fixed Rate Senior Secured Note from Pope Resources to John Hancock Life Insurance Company dated March 29, 2001, in the principal amount of $23,500,000. (6)

10.18	Class A Fixed Rate Senior Secured Note from Pope Resources to John Hancock Life Insurance Company dated March 29, 2001 in the principal amount of $4,500,000. (6)

10.19	Class A Fixed Rate Senior Secured Note from Pope Resources to John Hancock Variable Life Insurance Company dated March 29, 2001, in the principal amount of $2,000,000. (6)

10.20
Timberland Deed of Trust and Security Agreement With Assignment of Rents and Fixture Filing between Pope Resources, Jefferson Title Company and John Hancock Life Insurance Company, dated March 29, 2001.  (6)

10.21	Purchase and sale agreement with Costco Wholesale Corp dated December 22, 2003. (8)

10.23	Form of Change of control agreement. (10)

10.25	Purchase and sales agreement for Quilcene Timberlands dated September 28, 2004. (9)

10.26	Long term management agreement with Cascade Timberlands LLC dated December 31, 2004. (9)

10.29	First amendment to Note purchase agreement with John Hancock Life Insurance Company. (10)

10.30	Second amendment to Note purchase agreement with John Hancock Life Insurance Company. (10)

10.31	Third amendment to Note purchase agreement with John Hancock Life Insurance Company. (10)

10.32	Fourth amendment to Note purchase agreement with John Hancock Life Insurance Company. (10)

10.33	Pope Resources 2005 Unit Incentive Plan. (11)

10.34	Master Loan Agreement between Pope Resources and Northwest Farm Credit Services, PCA dated July 31, 2008. (15)

10.35	Revolving Operating Note from Pope Resources to Northwest Farm Credit Services, PCA dated July 31, 2008. (15)

10.36	Master Loan Agreement between Pope Resources and Northwest Farm Credit Services, PCA dated September 25, 2009. (16)

10.37	Term Note from Pope Resources to Northwest Farm Credit Services, PCA dated September 25, 2009. (16)

10.38	First amendment to revolving operating note with Northwest Farm Credit Services, PCA dated September 25, 2009. (16)

10.39	Mortgage to Northwest Farm Credit Services, PCA, dated September 25, 2009. (16)

18.1	Letter from Independent Registered Public Accounting Firm related to change in accounting principle. (16)

23.1	Consent of Registered Independent Public Accounting Firm. (13)

31.1	Certificate of Chief Executive Officer. (13)

31.2	Certificate of Chief Financial Officer. (13)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (13)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (13)

99.1	Press Release of the Registrant dated February 12, 2010 (14)

(1)	Incorporated by reference from the Partnership’s registration on Form 10 filed under File No. 1-9035 and declared effective on December 5, 1985.

(2)	Incorporated by reference from the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 1987.

(3)	Incorporated by reference from the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 1988.

(4)	Incorporated by reference from the Partnership’s Proxy Statement filed on February 14, 1997.

(5)	Incorporated by reference to the Company’s Form S-8 Registration Statement (SEC file number 333-46091) filed with the Commission on February 11, 1998.

(6)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2001.

(7)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2002.

(8)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2003.

(9)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2004.

(10)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2005.

(11)	Filed with Form S-8 on September 9, 2005.

(12)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2007.

(13)	Filed with this annual report for the fiscal year ended December 31, 2009.

(14)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on February 12, 2010.

(15)	Incorporated by reference to the Current Report on Form 10-Q filed by the Registrant on August 6, 2008.

(16)	Incorporated by reference to the Current Report on Form 10-Q filed by the Registrant November 5, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POPE RESOURCES, A Delaware
Limited Partnership

By POPE MGP, INC.
Managing General Partner

Date: March 10, 2010	By /s/ David L. Nunes
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the date indicated.

Date: March 10, 2010	By /s/ David L. Nunes
David L. Nunes,
President and Chief Executive Officer (principal executive officer), Partnership and Pope MGP, Inc.; Director, Pope MGP, Inc.

Date: March 10, 2010	By /s/ Thomas M. Ringo
Thomas M. Ringo
Vice President & CFO (principal financial and accounting officer), Partnership and Pope MGP, Inc.

Date: March 10, 2010	By /s/ John E. Conlin
John E. Conlin
Director, Pope MGP, Inc.

Date: March 10, 2010	By /s/ Douglas E. Norberg
Douglas E. Norberg
Director, Pope MGP, Inc.

Date: March 10, 2010	By /s/ Peter T. Pope
Peter T. Pope
Director, Pope MGP, Inc.

Date: March 10, 2010	By /s/ J. Thurston Roach
J. Thurston Roach
Director, Pope MGP, Inc.