Form 10-Q
period 2010-03-31
POPE RESOURCES LTD PARTNERSHIP
filed 2010-05-07
CIK 784011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-2 of the Exchange Act)Yes ☐No☒

Partnership units outstanding at May 3, 2010: 4,598,248

Pope Resources
Index to Form 10-Q Filing
For the Quarter Ended March 31, 2010

PART I – FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
Pope Resources, a Delaware Limited Partnership
March 31, 2010 and December 31, 2009
(Thousands)

	2010	2009
ASSETS
Current assets:
Pope cash and cash equivalents	$6,917	$6,035
ORM Timber Funds cash and cash equivalents	1,317	1,145
Cash and cash equivalents	8,234	7,180
Student loan auction rate securities, current	-	690
Accounts receivable, net	647	261
Land held for sale	367	367
Current portion of contracts receivable	316	320
Prepaid expenses and other	291	444
Total current assets	9,855	9,262
Properties and equipment, at cost:
Land held for development	26,183	25,872
Land	25,068	25,072
Roads and timber, net of accumulated depletion
of $55,500, and $54,743	119,778	120,457
Buildings and equipment, net of accumulated
depreciation of $7,408, and $7,321	3,995	3,967
Total properties and equipment, at cost	175,024	175,368
Other assets:
Contracts receivable, net of current portion	1,131	1,140
Student loan auction rate securities, non-current	-	796
Other	474	490
Total other assets	1,605	2,426
Total assets	$186,484	$187,056
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$545	$586
Accrued liabilities	730	784
Current portion of environmental remediation	116	200
Current portion of long-term debt	18,636	831
Deferred revenue	637	469
Other current liabilities	214	196
Total current liabilities	20,878	3,066
Long-term liabilities:
Long-term debt, net of current portion	10,098	28,659
Environmental remediation, net of current portion	1,069	1,069
Other long-term liabilities	180	205
Partners' capital and non controlling interests:
Partners' capital (units outstanding: 4,539 and 4,520)	83,350	83,126
Noncontrolling interests	70,909	70,931
Total partners' capital and noncontrolling interests	154,259	154,057
Total liabilities, partners' capital, and noncontrolling interests	$186,484	$187,056

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Pope Resources, a Delaware Limited Partnership
For the Three Months Ended March 31, 2010 and 2009
(Thousands, except per unit data)

	2010	2009

Revenue	$5,966	$4,979
Cost of timber and land sold	(2,606)	(2,198)
Operating expenses	(1,847)	(1,978)
General and administrative expenses	(941)	(844)
Income (loss) from operations	572	(41)

Other income (expense):
Interest expense	(541)	(617)
Capitalized interest	240	305
Interest income	34	69
Realized gain on student loan auction rate securities	11	-
Unrealized loss on student loan auction rate securities	-	(60)
Total other expense	(256)	(303)

Income (loss) before income taxes	316	(344)
Income tax expense	(12)	-
Net income (loss)	304	(344)

Net loss attributable to noncontrolling interests:
ORM Timber Funds	147	221
Net income (loss) attributable to unitholders	$451	$(123)

Allocable to general partners	$6	$(2)
Allocable to limited partners	445	(121)
	$451	$(123)

Earnings (loss) per unit attributable to unitholders:
Basic	$0.10	$(0.03)
Diluted	$0.10	$(0.03)

Weighted average units outstanding:
Basic	4,530	4,591
Diluted	4,586	4,591

Distributions per unit	$0.10	$0.20

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Pope Resources, a Delaware Limited Partnership
Three Months Ended March 31, 2010 and 2009
(Thousands)

	2010	2009
Net income (loss)	$304	$(344)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion	724	569
Equity based compensation	161	159
Depreciation and amortization	154	203
Realized gain on student loan auction rate securities	(11)	-
Unrealized loss on student loan auction rate securities	-	60
Cost of land sold	67	-
Capitalized development activities, net of reimbursements	(320)	(329)
Increase in cash from changes in operating accounts:
Deferred revenue	168	256
Accounts receivable	(386)	(261)
Contracts receivable	13	28
Prepaid expenses and other current assets	153	58
Accounts payable and accrued liabilities	(91)	80
Other current liabilities	18	44
Environmental remediation	(84)	(60)
Other long-term liabilities	(25)	(24)
Other, net	1	(4)
Net cash provided by operating activities	846	435
Cash flows from investing activities:
Redemption of investments	1,497	-
Reforestation and roads	(132)	(133)
Other capital expenditures	(137)	(318)
Proceeds from fixed asset sale	-	4
Net cash provided by (used in) investing activities	1,228	(447)

Cash flows from financing activities:
Repayment of long-term debt	(757)	(1,343)
Unit repurchases	-	(782)
Proceeds from option exercises	72	-
Cash distributions to unitholders	(460)	(932)
Capital call- ORM Timber Fund II, Inc.	-	305
Preferred stock issuance- ORM Timber Fund II, Inc.	125	-
Other	-	(1)
Net cash used in financing activities	(1,020)	(2,753)
Net increase (decrease) in cash and cash equivalents	1,054	(2,765)
Cash and cash equivalents at beginning of period	7,180	17,978
Cash and cash equivalents at the end of the three-month period	$8,234	$15,213

See accompanying notes to condensed consolidated financial statements.

POPE RESOURCES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2010

1.
The condensed consolidated financial statements as of March 31, 2010 and December 31, 2009 and for the three-month periods (quarters) ended March 31, 2010 and 2009 have been prepared by Pope Resources, A Delaware Limited Partnership (the “Partnership”) pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The condensed consolidated financial statements are unaudited, but, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2009, is derived from the Partnership’s audited consolidated financial statements and notes thereto for the year ended December 31, 2009, and should be read in conjunction with such financial statements. The results of operations for the interim periods are not indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2010.

Certain amounts have been reclassified in the December 31, 2009 financial statements to conform to the March 31, 2010 presentation.  See note 5.

2.
The financial statements in the Partnership's 2009 annual report on Form 10-K include a summary of significant accounting policies of the Partnership and should be read in conjunction with this Quarterly Report on Form 10-Q.

3.
Basic net earnings (loss) per unit are based on the weighted average number of units outstanding during the period. Diluted net earnings per unit is calculated by dividing net income (loss) attributable to unitholders, adjusted for non-forfeitable distributions paid out to unvested restricted unitholders, by the weighted average units outstanding during the year plus additional units that would have been outstanding assuming the exercise of in-the-money unit equivalents using the treasury stock method.  Unit equivalents are excluded from the computation if their effect is anti-dilutive, as is the case when the company has a net loss for the period.  For computing the dilutive effect of unit options for the quarter ended March 31, 2010, 55,807 unit equivalents outstanding were included in the calculation of fully diluted units outstanding, and the remainder was excluded as anti-dilutive.  For the quarter ended March 31, 2009, all unit equivalents outstanding were excluded from the calculation of fully diluted units outstanding due to the net loss for the quarter which made these options anti-dilutive.

For the quarter ended March 31, 2010, options to purchase 2,096 units at prices ranging from $25.50 to $37.73 were not included in the calculation as they were anti-dilutive. For the same period in 2009, options to purchase 47,369 units at prices ranging from $18.99 to $37.73 were not included in the calculation as they were anti-dilutive.

(Thousands)	Quarter Ended March 31,
	2010	2009
Net income (loss) attributable to Pope Resources’ unitholders	$451	$(123)
Nonforfeitable distributions paid to unvested restricted unitholders	(6)	(12)
Cumulative preferred dividends payable to Fund II preferred shareholders	(4)	-
Net income (loss) to unitholders	$441	$(135)
Weighted average units outstanding (in thousands):
Basic	4,530	4,591
Dilutive effect of unit equivalents	56	-
Diluted	4,586	4,591

Earnings (loss) per unit: Basic	$0.10	$(0.03)

Earnings (loss) per unit: Diluted	$0.10	$(0.03)

Options to purchase 152,553 and 163,053 units at prices ranging from $9.30 to $37.73 per unit were outstanding as of March 31, 2010 and 2009, respectively.

4.
In 2005, we adopted the 2005 Unit Incentive Plan. Following adoption of this plan the Human Resources Committee of the Board of Directors began issuing restricted units instead of unit options as its primary method of granting equity based compensation. However, the plan also does permit the issuance of unit options, unit appreciation rights and other equity compensation at the discretion of the Human Resources Committee.

Restricted Units
As of March 31, 2010, total compensation expense not yet recognized related to non-vested restricted unit awards was $908,000 with a weighted average 18 months remaining to vest.

Restricted units	March 31, 2010
Number outstanding	59,395
Aggregate intrinsic value	$1,539,000

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

Options Outstanding and Exercisable	March 31, 2010
Number outstanding	152,553
Weighted average exercise price	$15.38
Aggregate intrinsic value	$1,620,000
Weighted average remaining contractual term (yrs)	2.17

5.
Supplemental disclosure of cash flow information: interest paid, net of amounts capitalized, totaled $299,000 and $309,000 for the three months ended March 31, 2010 and 2009, respectively.   Income taxes paid in the first quarter of 2010 was $5,000 compared to an income tax refund received of $1,000 in the first quarter of 2009.

During the quarter ended September 30, 2009, the Partnership changed its classification of cash flows to include real estate development capital expenditures within cash flows from operating activities.  Prior to the quarter ended September 30, 2009, these expenditures were reported within investing activities within the Partnership’s statement of cash flows.  Certain accounts in the prior year statement of cash flows have been revised for comparative purposes to conform to the presentation in the current year financial statements.  The table below details the changes made to the statement of cash flows for the three-month period ended March 31, 2009.

	As Originally
(Thousands)	Reported	Adjustments	As Revised
Cash flows from operating activities:
Capitalized development activities	-	(329)	(329)
Net cash provided by operating activities	764	(329)	435

Cash flows from investing activities:
Capitalized development activities	(329)	329	-
Net cash used in investing activities	(776)	329	(447)

6.	The fair values of cash and cash equivalents and investments held at March 31, 2010 and December 31, 2009 were as follows (in thousands):

	March 31, 2010
		Gross
	Amortized	Unrealized	Estimated
	Cost	Loss	Fair Value
Cash and cash equivalents	$8,234	$-	$8,234

	December 31, 2009
		Gross
	Amortized	Unrealized	Estimated
	Cost	Loss	Fair Value
Cash and cash equivalents	$7,180	$-	$7,180
Securities maturing after ten years:
Auction rate securities, current	925	(235)	690
Auction rate securities, non-current	1,000	(204)	796

During the three-month period ended March 31, 2010, we liquidated the remaining $1.5 million of auction rate securities held as of December 31, 2009 resulting in a realized gain of $11,000 compared with no realized gain or loss for the comparable period in 2009.  The realized gain for the first quarter of 2010 resulted from the following three transactions:

Date	Description	Proceeds	Basis	Gain/(Loss)
Jan 21st	Pennsylvania Higher Education	$25,000	$18,653	$6,347
Jan 28th	Pennsylvania Higher Education	702,000	671,490	30,510
Mar 5th	Brazos	770,000	796,100	(26,100)
	Total	$1,497,000	$1,486,243	$10,757

7.
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

The following table provides the fair value measurements of applicable Partnership financial assets according to the levels defined in ASC 820 as of March 31, 2010 and December 31, 2009:

	March 31, 2010
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$8,234	$-	$-	$8,234

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$7,180	$-	$-	$7,180
Auction rate securities, current	-	690	-	690
Auction rate securities, non-current	-	796	-	796
Total financial assets at fair value	$7,180	$1,486	$-	$8,666

8.
Total comprehensive income for the three-month period ended March 31, 2010 is $304,000 which is solely net income for the quarter compared to total comprehensive loss of $325,000 for the comparable period in 2009 which includes unrealized gain of $19,000 on auction rate securities.

9.
The Partnership has two general partners: Pope MGP, Inc. and Pope EGP, Inc. In total, these two entities own 60,000 partnership units. The allocation of distributions and income (loss) between the general and limited partners is pro rata among all units outstanding.

10.
In the presentation of the Partnership’s revenue and operating income by segment all intersegment revenue and expense is eliminated to determine externally reported operating income by business segment.  The table that follows reconciles internally reported income (loss) from operations to externally reported income (loss) from operations by business segment, for the quarters ended March 31, 2010 and 2009:

	Fee
	Timber			Timberland
	Pope			Management
Three Months Ended	Resources	Timber	Total	&	Real
March 31, (Thousands)	Timber	Funds	Fee Timber	Consulting	Estate	Other	Consolidated
2010
Revenue internal	$5,503	$278	$5,781	$253	$216	$-	$6,250
Eliminations	(19)	-	(19)	(253)	(12)	-	(284)
Revenue external	5,484	278	5,762	-	204	-	5,966

Cost of timber and land sold	(2,529)	(76)	(2,605)	-	(1)	-	(2,606)

Operating, general and
administrative expenses internal	(761)	(384)	(1,145)	(257)	(729)	(941)	(3,072)
Eliminations	15	253	268	16	-	-	284
Operating, general and
administrative expenses external	(746)	(131)	(877)	(241)	(729)	(941)	(2,788)

Income (loss) from operations
internal	2,213	(182)	2,031	(4)	(514)	(941)	572
Eliminations	(4)	253	249	(237)	(12)	-	-
Income (loss) from operations
external	$2,209	$71	$2,280	$(241)	$(526)	$(941)	$572

2009
Revenue internal	$4,565	$1	$4,566	$412	$262	$-	$5,240
Eliminations	(45)	-	(45)	(204)	(12)	-	(261)
Revenue external	4,520	1	4,521	208	250	-	4,979

Cost of timber and land sold external	(2,197)	-	(2,197)	-	(1)	-	(2,198)

Operating, general and
administrative expenses internal	(898)	(276)	(1,174)	(357)	(708)	(844)	(3,083)
Eliminations	12	204	216	45	-	-	261
Operating, general and
administrative expenses external	(886)	(72)	(958)	(312)	(708)	(844)	(2,822)

Income (loss) from operations
internal	1,470	(275)	1,195	55	(447)	(844)	(41)
Eliminations	(33)	204	171	(159)	(12)	-	-
Income (loss) from operations
external	$1,437	$(71)	$1,366	$(104)	$(459)	$(844)	$(41)

11.	As of March 31, 2010 and December 31, 2009, the Partnership had the following long-term debt outstanding:

(Amounts in thousands:)	Mar-10	Dec-09
Mortgage payable to Northwest Farm Credit Services (NWFCS),
interest at 6.4%, collateralized by timberlands with monthly interest-
only payments. Matures in September 2019.	$9,800	$9,800

Mortgage payable to John Hancock Life Insurance Company
(JHLIC), interest at 7.63%, collateralized by timberlands with monthly interest payments and annual principal payments. Matures
in April 2011.	18,554	19,303

Local improvement district assessments, with interest ranging from
5.03% to 6.5%, due through 2013.	260	260

Fund I note payable to the City of Tacoma, with interest at 4.5%, with monthly principal and interest payments maturing January
2014.	120	127
	$28,734	$29,490

The Company's long-term debt is not actively traded and, as such, fair values were estimated using discounted cash flow analyses, based on the Company's current estimated incremental borrowing rates for similar types of borrowing arrangements.  As of March 31, 2010 and December 31, 2009, the Partnership’s fixed-rate debt outstanding had a fair value of approximately $29.7 million and $30.5 million, respectively.

On April 16, 2010, we used existing cash balances of $6.2 along with proceeds of $13.7 million from our operating line of credit to retire the $18.6 million timberland mortgage held by JHLIC, an amount that is included in current liabilities as of March 31, 2010.  The early retirement of this mortgage triggered $1.3 million of debt extinguishment costs which will be recorded in the second quarter of 2010 in addition to approximately $25,000 of unamortized loan fees relating to the extinguished debt.  We are currently in the process of negotiating a new long-term mortgage.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains a number of projections and statements about our expected financial condition, operating results, and business plans and objectives. These statements reflect our management's estimates and present intentions based on our current goals, in light of currently known circumstances and management's expectations about future developments. Statements about expectations, plans and future performance are “forward looking statements” within the meaning of applicable securities laws. Because these statements describe our goals, objectives and anticipated performance, they are inherently uncertain, and some or all of these statements may not come to pass. Accordingly, you should not interpret these statements as promises that we will perform at a given level or that we will take any or all of the actions we currently expect to take. Our future actions, as well as our actual performance, will vary from our current expectations, and under various circumstances these variations may be material and adverse. Some of the factors that may cause our actual operating results and financial condition to fall short of our expectations are set forth in the part of this report entitled “Item 1A: Risk Factors” below and other factors discussed elsewhere in this report or in our annual report on Form 10-K for the fiscal year ended December 31, 2009. Some of the issues that may have an adverse and material impact on our business, operating results and financial condition include economic conditions that affect consumer demand for our products and the prices we receive for them; the effect of financial market conditions on our investment portfolio and related liquidity; environmental and land use regulations that limit our ability to harvest timber and develop property; access to debt financing by our customers as well as ourselves; risks associated with our credit refinancing plans and objectives and the attendant potential for impacts on our liquidity; and other risks and uncertainties which are discussed in our other filings with the Securities and Exchange Commission. The forward-looking statements in this report reflect our estimates as of the date of the report, and we cannot undertake to update these statements as our business operations and environment change.

This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included with this report.

EXECUTIVE OVERVIEW

Pope Resources, A Delaware Limited Partnership (“we” or the "Partnership"), was organized in late 1985 as a result of a spin-off by Pope & Talbot, Inc. (“P&T”). We are engaged in three primary businesses. The first, and by far most significant segment in terms of owned assets, revenues, income and operations, is the Fee Timber segment. This segment includes timberlands owned directly by the Partnership and operations of both ORM Timber Fund I, LP (“Fund I”) and ORM Timber Fund II, Inc. (“Fund II” and collectively the “Funds”). Operations in this segment consist of growing timber to be harvested as logs for sale to domestic manufacturers and to a lesser extent export brokers. The second most significant business in terms of total assets owned is the development and sale of real estate. Real Estate activities primarily take the form of securing permits, entitlements, and, in some cases, installing infrastructure for raw land development and then realizing that land’s value through the sale of larger parcels to buyers who will take the land further up the value chain, either to home buyers or to operators and lessors of commercial property. Since these land projects span multiple years, the Real Estate segment may incur losses for multiple years while a project is developed until that project is sold resulting in operating income. Our third business segment, Timberland Management & Consulting, consists of raising investment capital from third parties for investment in timberland through private equity timber funds like the Funds and providing timberland management and related services for a fee to the Funds, as well as for other third party owners of timberland.

Our current strategy for adding timberland acreage is centered on our private equity timber fund business model. For example, in March 2009 we completed the final close for Fund II with $84 million of committed capital including Pope Resources’ 20% co-investment. In October 2009, Fund II closed on its first two timberland acquisitions representing 41% of its committed capital.  Our 20% co-investment in the Funds affords us a share of the Funds’ operating cash flows while allowing us to earn annual asset management and timberland management fees as well as incentive fees based upon the overall success of each fund. Management also believes that this strategy allows us to maintain more sophisticated expertise in timberland acquisition, valuation, and management than could be cost-effectively maintained for the Partnership’s timberlands alone. Our Real Estate challenges center around how and when to “harvest” a parcel of land and capture the optimum value increment by selling the property, balancing the long-term risks of carrying and developing a property against the potential for income and positive cash flows upon sale.

During periods in which the U.S. and, to a much lesser extent, Asian residential real estate markets perform poorly, we tend to experience diminishing financial performance in both our Fee Timber and Real Estate segments. In Fee Timber, declines in building construction affect log prices and volumes directly.  As discussed below in greater detail, we often further reduce our harvest during these periods so as to avoid liquidating our timber assets at low prices, an opportunity afforded to us by our relatively low leverage and our relatively low-cost operating model. Land held for sale in western Washington by our Real Estate segment is suitable primarily for residential and commercial building sites and the market for this product has recently suffered along with regional and national markets, producing a decline in our sales.

We have a board approved unit repurchase program which permits repurchases through December 2010.  As of March 31, 2010, we have repurchased 111,295 units with a weighted average unit purchase price of $19.18 and we have an unutilized authorization for unit repurchases of $2.9 million.

RESULTS OF OPERATIONS

The following table reconciles and compares key revenue and cost elements that impacted our net income for the quarter ended March 31, 2010 versus the first and fourth quarters of 2009. In addition to the table’s detailed numerical analysis, the explanatory text that follows the table describes many of these changes by business segment.

	Q1 2010 vs. Q1 2009	Q1 2010 vs. Q4 2009
	Total	Total

Net income (loss) attributable to unitholders:
1st Quarter 2010	$451	$451
4th Quarter 2009		(376)
1st Quarter 2009	(123)
Variance	$574	$827

Detail of earnings variance:
Fee Timber
Log price realizations (A)	$(417)	$301
Log volumes (B)	1,358	578
Depletion	(155)	(172)
Production costs	(254)	(126)
Other Fee Timber	382	5
Timberland Management & Consulting
Management fee changes	(208)	-
Other Timberland Mgmnt & Consulting	71	(69)
Real Estate
Environmental remediation liability	-	30
Land and conservation easement sales	(1)	(214)
Timber depletion on HBU sale	-	6
Other Real Estate	(66)	50
General & administrative costs	(97)	257
Net interest expense	(24)	(5)
Other (taxes, noncontrolling int., unrealized loss)	(15)	186
Total variance	$574	$827

(A)	Price variance calculated by extending the change in average realized price by current period volume.
(B)	Volume variance calculated by extending change in sales volume by the average log sales price for the comparison period.

Fee Timber

Fee Timber results include operations from 114,000 acres of fee timber owned by the Partnership and 36,000 acres of fee timber owned by the Funds.  Fee Timber revenue is earned primarily from the harvest and sale of logs from these timberlands which are located in western Washington and northwestern Oregon and, to a lesser extent, from leasing cellular communication towers and selling gravel and other resources from our timberlands. Revenue from the sale of timberland tracts will also appear in results for this segment on the relatively infrequent occasions when those transactions occur. Our Fee Timber revenue is driven primarily by the volume of timber harvested which is generally expressed in thousand board feet (MBF) or million board feet (MMBF). Fee Timber expenses, which consist predominantly of depletion, harvest and transportation costs, vary directly and roughly proportionately with harvest volume and the resulting revenues.  Revenue and costs related to harvest activities on timberland owned by the Funds are consolidated into this discussion of operations.

Planned Harvest for 2010.  We began 2010 with a plan to harvest 32 MMBF representing a 47% harvest volume deferral from the estimate of our long-term sustainable harvest of 60 MMBF, which includes 16 MMBF of harvest from properties of the Funds. As first quarter progressed, we responded to improved domestic and export market conditions by moving more of our planned harvest volume into the first quarter.  Given the improvement in log markets, we intend to continue harvesting more than planned, as we did in the first quarter to take advantage of higher prices, and will do so the rest of the year if market conditions stay constant or improve.

When discussing our Fee Timber operations, we compare current results to both the previous quarter and the corresponding quarter of the prior year. These comparisons offer an understanding of trends in market price and patterns of harvest volumes that affect Fee Timber operating results. Revenue and operating income for the Fee Timber segment for the quarters ended March 31, 2010, December 31, 2009 and March 31, 2009 were as follows:

		Mineral, Cell
		Tower &	Total Fee		Harvest
($ Million)	Log Sale	Other	Timber	Operating	Volume
Quarter Ended	Revenue	Revenue	Revenue	Income/(loss)	(MBF)
Pope Resources Timber	$5.1	$0.4	$5.5	$2.2	11,592
Timber Funds	-	0.3	0.3	0.1	-
Total Fee Timber March 31, 2010	$5.1	$0.7	$5.8	$2.3	11,592

Pope Resources Timber	$4.2	$0.4	$4.6	$1.7	10,200
Timber Funds	-	-	-	-	-
Total Fee Timber December 31, 2009	$4.2	$0.4	$4.6	$1.7	10,200

Pope Resources Timber	$4.2	$0.3	$4.5	$1.4	8,745
Timber Funds	-	-	-	(0.1)	-
Total Fee Timber March 31, 2009	$4.2	$0.3	$4.5	$1.3	8,745

Comparing Q1 2010 to Q4 2009. Fee Timber revenue and operating income for the first quarter 2010 were $1.2 million and $586,000 higher, respectively, than the fourth quarter of 2009.  This is a result of a $26/MBF, or 6%, increase in average log price realized combined with a 1.4 MMBF, or 14%, increase in harvest volume, and to a lesser extent, $275,000 of revenue from the sale of 60 acres from Fund I.

Comparing Q1 2010 to Q1 2009. Fee Timber revenue and operating income for the first quarter of 2010 are $1.3 million and $1.1 million higher, respectively, than the comparable period in the prior year.  The increase in revenue and operating income is due to a 2.8 MMBF, or 33%, increase in harvest volume offset in part by a $36/MBF, or 8%, decrease in average log price realized. This log price decline reflects a shift in the mix of our export log volume away from the higher valued Japanese market to the lower valued Chinese market and, to a lesser extent, a shift in the mix of logs harvested from Douglas-fir to whitewood.   Douglas-fir generally produces a more valuable sawlog with the highest quality sawlogs often sold to log brokers exporting to Japan.  The market for log exports has shifted for the time being from Japan to China and Korea where the preferred log is of lower quality, and thus lower value, than Japan.  As a result of more mild winter weather on our Columbia tree farm, which contains a higher proportion of whitewood volume, we were able to commence logging on this tree farm earlier than anticipated.  This resulted in a higher mix of whitewood in 2010 compared to 2009.  As a result of these mix changes, our average log price realized has declined to $441 per MBF from $477 per MBF.

ORM Timber Funds.  The Funds are consolidated into our financial statements. The 80% of these Funds owned by third parties is reflected in our Statement of Operations under the caption “Net loss attributable to noncontrolling interest-ORM Timber Funds.” We deferred harvesting from each of the Funds’ tree farms in anticipation of weak log markets in 2010.  However, given improvements in domestic and export log markets in the first quarter, we intend to begin harvesting from the Funds’ tree farms to take advantage of higher prices, and will continue to do so the rest of the year if market conditions stay constant or improve.  The Funds generated $278,000 of revenue in the first quarter of 2010, primarily from a small Fund I land sale, compared with $27,000 generated in the fourth quarter of 2009 and $1,000 first quarter of 2009. On the strength of the Fund I land sale, the Funds generated operating income of $71,000 for the quarter ended March 31, 2010, compared to incurring operating losses of $33,000, and $71,000 in the quarters ended December 31, 2009 and March 31, 2009, respectively.

Log Volume

The Partnership harvested the following log volumes by species from its timberlands for the quarters ended March 31, 2010, December 31, 2009 and March 31, 2009:

Log sale volumes (MBF):	Quarter Ended

	Mar-10	% Total	Dec-09	% Total	Mar-09	% Total
Sawlogs
Douglas-fir	9,023	78%	7,373	72%	7,530	86%
Whitewood	487	4%	526	5%	65	1%
Cedar	146	1%	149	2%	64	1%
Hardwood	89	1%	135	1%	119	1%
Pulp
All Species	1,847	16%	2,017	20%	967	11%
Total	11,592	100%	10,200	100%	8,745	100%

Comparing Q1 2010 to Q4 2009. For the quarter ended March 31, 2010, we harvested 36% of our planned annual harvest plan for 2010 of 32 MMBF as compared to 32% of actual annual harvest volume of 32 MMBF for the quarter ended December 31, 2009.  Strengthening log markets and mild winter weather on our Columbia tree farm led to the decision to accelerate harvest and capture log prices available in the first quarter of 2010.

Comparing Q1 2010 to Q1 2009. In comparing the first quarter 2010 harvest volumes against the same period in 2009, we harvested 36% of our planned harvest compared to 27% of our actual annual harvest volume for 2009.  This was due to our decision to accelerate harvest in 2010 while log prices were strengthening.

Log Prices

While harvest volume is largely within management’s control, one additional factor that impacts Fee Timber income is the price we realize upon selling our logs. Logs from the Partnership’s tree farms serve a number of different domestic and export markets, with domestic mills representing the largest market segment. We have experienced general strengthening of log prices in the first quarter of 2010 due to two factors: first, mill inventories of logs had been drawn down such that even a modest increase in demand produced a meaningful pricing improvement.  Second, the re-emergent Chinese and Korean log export markets put additional pressure on sawlog supplies that was not forecasted.  Notably absent as a factor contributing to this demand dynamic is a significant increase in housing starts. It is this absence that gives us pause as to the sustainability of this nascent log price recovery.

We realized the following log prices from our fee timberlands for the quarters ended March 31, 2010, December 31, 2009 and March 31, 2009:

	Quarter Ended
	Mar-10	Dec-09	Mar-09
Average price realizations
(per MBF):
Sawlogs
Douglas-fir	$467	$438	$508
Whitewood	371	332	306
Cedar	794	718	798
Hardwood	499	466	475
Pulp
All Species	300	329	227
Overall	441	415	477

Douglas-fir: Douglas-fir is noted for its structural characteristics that make it generally preferable to other softwoods and hardwoods for the production of construction grade lumber and plywood. Demand and price for Douglas-fir sawlogs is very dependent upon the level of new home construction. Single-family home starts leveled off and have remained below 550,000 units throughout the first quarter of 2010.  The absence of home construction was made up for at least in part by a burgeoning export market to China and Korea which created competition for Douglas-fir sawlogs with prices driven up $29/MBF, or 7%, from the fourth quarter of 2009.

Whitewood: “Whitewood” is a term used to describe several softwood species, but for us primarily refers to western hemlock. Though generally considered to be of a lower quality than Douglas-fir, these logs are also used for manufacturing construction grade lumber and plywood. The increased competition in the first quarter of 2010 for Douglas-fir put pressure on the whitewood markets.  In the first quarter of 2010, 86% of the whitewood we sold was harvested from our Columbia tree farm compared to the Hood Canal tree farm sourcing 100% of the first quarter 2009 whitewood harvest.  Whitewood harvested from the Columbia tree farm is generally of higher quality than that grown on the Hood Canal tree farm and, in the face of increased demand from export markets, this high quality whitewood yielded a weighted average price $65/MBF more than the volumes harvested from the Hood Canal tree farm for the comparable period in the prior year.  When comparing first quarter 2010 to fourth quarter 2009, we experienced a price lift of $39/MBF, or 12%, as a result of increased competition from the export market for logs that would otherwise be sold to domestic mills.

Cedar: Cedar is a minor component in most upland timber stands and is generally used for outdoor applications such as fencing, siding and decking. Although there is a link between demand for these products and housing starts, this link is not as strong as with most other softwood species. Cedar prices were flat in the first quarter of 2010 compared to the same period in 2009.  However, cedar prices increased by $76/MBF, or 11%, in the three-month period ended March 31, 2010 versus the fourth quarter of 2009.

Hardwood: “Hardwood” can refer to many different species, but on our tree farms primarily consists of red alder. The local mills that process red alder sawlogs are using the resource to manufacture lumber for use in furniture and cabinet construction. In the first quarter of 2010 hardwood sawlog prices increased $24/MBF, or 5%, versus the comparable quarter in 2009 and increased $33/MBF, or 7%, versus the fourth quarter of 2009. We believe this increase resulted primarily from a small increase in demand for lumber, which came at a time when some mills had relatively low inventories.

Pulp: Pulp is a lower quality log of any species that is manufactured into wood chips. These chips are used primarily to make a full range of pulp and paper products from unbleached linerboard used in paper bags and cardboard boxes to fine paper and specialty products. The pulpwood market has enjoyed relative strength over the last couple of years as a direct result of sawmills taking significant downtime in response to the slowdown in housing starts.  Sawmills typically provide the bulk of the chips used by pulp manufacturers, so curtailed sawmill production helped to push up the price of pulp logs sold directly to pulp mills. For the quarter ended March 31, 2010, pulp prices were up $73/MBF, or 32% over the same period in 2009.  When compared to the fourth quarter of 2009, pulp prices were off $29/MBF, or 9%, for the period ended March 31, 2010.  This price decline from the fourth quarter of 2009 resulted primarily from an increase in production at lumber mills during the first quarter, which we believe was attributable to strengthening lumber prices.  The increase in sawmill operating rates has in-turn generated an increase in wood chips as a byproduct of lumber manufacturing.

Customers
The table below categorizes timber sold by customer type for the quarters ended March 31, 2010, December 31, 2009 and March 31, 2009 (volumes in MBF):

	Q1 2010		Q4 2009		Q1 2009
Destination	Volume	Price	Volume	Price	Volume	Price
Domestic mills	6,176	$459	5,738	$403	5,779	$446
Export brokers	3,569	481	2,443	515	1,999	688
Pulp	1,847	300	2,019	329	967	227
Total	11,592	$441	10,200	$415	8,745	$477

Comparing Q1 2010 to Q4 2009. We experienced increased export market demand in the first quarter of 2010 resulting in an increase in volume sold to the export market representing 31% of the first quarter 2010 sales volume compared to 24% in the fourth quarter of 2009.  Most of this export log volume increase was destined for the Chinese and Korean markets, which explains the $34/MBF decline in the price of logs destined for export markets when compared to the fourth quarter of 2009.  The increased competition from export markets impacted domestic mills where volume sold in the first quarter of 2010 declined to 53% of the production volume in the first quarter of 2010 versus 56% in the fourth quarter of 2009.  The pulp market received 16% of our production volume in the first quarter of 2010 versus 20% in the fourth quarter of 2009.

Comparing Q1 2010 to Q1 2009. The robust export market in the first quarter of 2010 also explains notable shifts in sales volumes, primarily between export brokers and domestic mills, when comparing the first quarter of 2010 to the same period in 2009.  Volumes sold to export brokers increased to 31% of total sales volume in the first quarter of 2010, up from 23% in the comparable period in 2009. Similar to the comparison noted for the fourth quarter of 2009, the higher mix of export log volume flowing to the Chinese and Korean markets resulted in a $207/MBF decline in the price of logs destined for export markets when compared to the first quarter of 2009.  As mentioned above, volume sold to domestic lumber mills represented 53% of the production volume in the first quarter of 2010 versus 66% in the comparable quarter of 2009.  Pulp volumes were 16% in the first quarter of 2010 compared with 11% in the first quarter of 2009.

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

Fee Timber cost of sales for the quarters ended March 31, 2010, December 31, 2009 and March 31, 2009,  respectively, are as follows, with the first table expressing these costs in total dollars and the second table expressing the costs on a per unit of production basis:

($ Million) Quarter Ended:	Harvest, Haul and Other	Depletion	Total Cost of Sales
March 31, 2010	$1.9	$0.7	$2.6
December 31, 2009	1.8	0.5	2.3
March 31, 2009	1.6	0.6	2.2

Quarter Ended:	Harvest, Haul and Other per MBF	Depletion per MBF	Total Cost of Sales per MBF
March 31, 2010	$163	$62	$225
December 31, 2009	172	54	226
March 31, 2009	186	65	251

Comparing Q1 2010 to Q4 2009. Cost of sales increased to $2.6 million, or 13%, in the first quarter of 2010 relative to the fourth quarter of 2009 as a result of a 14% harvest volume increase from 10.2 MMBF in the fourth quarter of 2009 to 11.6 MMBF in the first quarter of 2010.  Harvest and haul costs per MBF decreased $9/MBF in the first quarter of 2010 relative to the fourth quarter of 2009.  This was primarily due to reductions in harvest costs. Harvest costs vary based upon the physical site characteristics of the specific acres harvested during the period. For example, difficult-to-access sites or those located on steep hillsides are more expensive to harvest. Furthermore, haul costs vary based upon the distance between the harvest area and the mill customer’s location.  The fourth quarter 2009 harvest included low-quality stands which were depleted at a rate that was lower than the rate used for the balance of our tree farms.  First quarter 2010 harvests did not include any of these low-quality stands. As a result, depletion was $8/MBF higher in the first quarter of 2010 compared to the fourth quarter of 2009.

Comparing Q1 2010 to Q1 2009. Cost of sales increased $409,000 in the first quarter of 2010 from the comparable period in 2009 as a result of a 33% increase in harvest from 8.7 MMBF in the first quarter of 2009.  Average harvest and haul costs declined $23/MBF in the current quarter when compared to the same period in 2009.

Operating Expenses

Fee Timber operating expenses for the quarter ended March 31, 2010 were $877,000 compared to $708,000 and $958,000 for the quarters ended December 31, 2009 and March 31, 2009, respectively.  Operating expenses include management, silviculture and the cost of both maintaining existing roads and building temporary roads required for harvest activities. The increase in operating expense in the first quarter of 2010 over the fourth quarter of 2009 is due primarily to the timing of operating activities on the tree farms which tend to be more active during the first quarter of the year.  The decline in operating expenses from the same period in 2009 reflects management’s cost reduction efforts implemented at the end of the first quarter of 2009 in response to weak log markets.

Timberland Management & Consulting

The Timberland Management & Consulting segment develops timberland property investment portfolios on behalf of the Funds. In addition, we provide our timberland management services to third-party owners of timberland.  As of March 31, 2010, the Timberland Management & Consulting segment managed approximately 36,000 acres on behalf of the Funds.

The revenue earned from managing the Funds is eliminated as a result of consolidating the Funds into the Partnership’s financial statements.  For the quarter ended March 31, 2009, we managed approximately 267,000 of timberland for Cascade Timberlands LLC (Cascade) and 24,000 acres for Fund I.  Revenue and operating income for the Timberland Management & Consulting segment for the quarters ended March 31, 2010 and 2009 were as follows:

($ Thousand)
Quarter Ended	Revenue	Operating loss
March 31, 2010	$-	$241
March 31, 2009	208	104

Comparing Q1 2010 to Q1 2009. Revenue in first quarter of 2010 declined $208,000 versus the comparable period in 2009 as result of the termination of the Cascade Timberlands management contract in mid-2009.  Operating loss increased in the first quarter when compared to the first quarter of 2009 due in large part to the loss of revenue associated with termination of the Cascade contract.

Revenue and expense incurred through the management of the Funds is accounted for within this segment but eliminated as a result of the consolidation of the Funds in our financial statements.  We generated $253,000 and $204,000 of revenue in the quarters ended March 31, 2010 and 2009, respectively, from the management of the Funds that was eliminated with a corresponding decrease in operating expenses of the Fee Timber segment.

Fund II closed with $84.4 million of committed capital which includes our co-investment of $16.9 million in March 2009.  During the fourth quarter of 2009, $34.4 million, or 41% of Fund II’s capital, was invested in two acquisitions totaling 12,000 acres.  Fund II’s two-year drawdown period ends in March 2011, but can be extended an additional year by a vote of the investors in Fund II.  We continue to evaluate and pursue suitable timberland for acquisition with the remaining $49.5 million of committed capital.

Operating Expenses

Timberland Management & Consulting operating expenses for the quarters ended March 31, 2010, and March 31, 2009 were $241,000, and $312,000, respectively. The decrease in operating expense results from a reduction of expenses following the termination of the Cascade contract.

Real Estate

The Partnership’s Real Estate segment consists primarily of revenue from the sale of land and sales of conservation easements (“CE”) from the Partnership’s tree farms together with residential and commercial property rents.  The Partnership’s real estate holdings are located primarily in Pierce, Kitsap, and Jefferson Counties in Washington State.  Revenue in the Real Estate segment is generated through the sale of land, the rental of homes and commercial properties at the Port Gamble townsite, and the sale of land development rights.  Land sales include the sale of unimproved land which generally consists of larger acreage sales rather than single lot sales and are normally completed with very little capital investment prior to sale.  Rural Lifestyles lot sales generally require some capital improvements such as zoning, road building, or utility access improvements prior to completing the sale.  Commercial and residential plat land sales represent land sold after development rights have been obtained and are generally sold with certain infrastructure improvements.  Sales of development rights can take different forms, including but not limited to the preclusion of future real estate development.

Revenue and operating loss for the Real Estate segment for the quarters ended March 31, 2010 and 2009 were as follows:

($ Thousand)
Quarter Ended	Revenue	Operating loss
March 31, 2010	$204	$526
March 31, 2009	250	459

Comparing Q1 2010 to Q1 2009. In the absence of land sales, revenue for the Real Estate segment consisted primarily of residential and commercial property rents in the first quarter of both 2010 and 2009. Revenue was lower in the first quarter of 2010 versus the comparable period in 2009 as a result of a reduction in commercial rental revenue.  The millsite at the townsite of Port Gamble had been leased to the Washington State Department of Transportation in support of a long-term project to replace a portion of the Hood Canal Bridge.  This lease ended late in 2009 resulting in a decline in commercial lease revenue.

Operating Expenses

Real Estate operating expenses for the quarter ended March 31, 2010 totaled $729,000, a 3% increase over this segment’s operating expenses for the first quarter of 2009. The primary factor in this modest increase to operating expense is a decline in property taxes capitalized to long-term projects.  These projects have been deferred in response to weak markets for developed land and as a result the property taxes incurred on these projects are now being expensed.

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

The environmental liability at March 31, 2010 includes $116,000 that the Partnership expects to expend in the next 12 months and $1.1 million thereafter. Activities at the site during the first three months of 2010 included the submittal of an internal draft of the millsite feasibility study report to Washington State’s Department of Ecology, meeting with stakeholder groups, and identification of revisions to millsite and baywide feasibility study reports as well as issues requiring additional review and resolution by a technical work group. Upon approval of the feasibility study and subsequent clean-up action plan, we will have a clearer sense of how and when the environmental remediation will be resolved.

In 2001, the Partnership sold a resort community and its water and sewer utilities in the community of Port Ludlow.  The buyer of the project believes some remediation is required for contamination discovered on the site, and we have agreed to participate in an investigation in 2010 regarding any liability the Partnership may have or may be alleged to have.  While we have not concluded that we have an obligation to remediate, our March 31, 2010 environmental remediation accrual contains $30,000 which represents the maximum portion of the agreed-upon investigative costs to be paid by the Partnership.

Activity in the environmental remediation liability is detailed as follows:

	Balances at	Additions	Expenditures
	the Beginning	to	for	Balance at
($ Thousands)	of the Year	Accrual	Remediation	Year-end
Year ended December 31, 2009	$1,554	$30	$315	$1,269
Quarter ended March 31, 2010	1,269	-	84	1,185

General and Administrative (G&A)

G&A expenses for the quarters ended March 31, 2010 and 2009 were $941,000 and $844,000, respectively.  This increase in G&A expense in 2010 is due to professional fees incurred in 2010 in excess of prior year amounts.

Interest Income and Expense

Interest income for the quarter ended March 31, 2010 was $34,000 compared to $69,000 for the corresponding period of 2009. The decrease in interest income is due to lower cash and investment balances and a decline in average interest rate earned on the portfolio

Interest expense for the three-month periods ended March 31, 2010 and 2009 was $301,000 and $312,000, respectively. The Partnership’s debt consists primarily of mortgage debt with a fixed interest rate. The decline in interest expense is due to the refinancing of one of our existing mortgages from a stated rate of 9.65% to 6.4% in the third quarter of 2009. For the quarter ended March 31, 2010, $240,000 of interest expense was capitalized, primarily to the long-term Gig Harbor development project.  A small amount was also capitalized to two other long-term projects.  In the first quarter of 2009, we capitalized $305,000 of interest expense to the Gig Harbor project.

Income Tax

Pope Resources is a limited partnership and is, therefore, not subject to federal income tax. Taxable income/loss is instead reported to unitholders each year on a Form K-1 for inclusion in each unitholder’s tax return. Pope Resources does have corporate subsidiaries, however, that are subject to income tax.

For the quarter ended March 31, 2010, the Partnership recorded a tax provision of $12,000 as compared to no tax expense for the corresponding period in 2009.

Noncontrolling interests-ORM Timber Funds.

Noncontrolling interests-ORM Timber Funds represented the 80% portion of 2010 net loss of the Funds attributable to third-party owners of the Funds.  The decrease in this amount from first quarter of 2009 is due to the decrease in operating loss of the Funds in 2010 as cost-saving measures were implemented in response to weak log markets and the decision to defer all harvest.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Liquidity and Capital Resources

We ordinarily finance our business activities using funds from operations and, where appropriate in management’s assessment, commercial credit arrangements with banks or other financial institutions. Funds generated internally from operations and externally through financing are expected to provide the required resources for the Partnership's future capital expenditures. The Partnership’s debt-to-total-capitalization ratio as measured by the book value of equity, excluding noncontrolling interests, was 26% as of March 31, 2010 and December 31, 2009.

As of March 31, 2010 and December 31, 2009, the Partnership’s fixed-rate debt outstanding had a fair value of approximately $29.7 million and $30.5 million, respectively.

The Partnership’s debt agreements contain a covenant which requires the Partnership not to exceed a maximum debt-to-market-capitalization ratio.  The Partnership is in compliance with this covenant as of March 31, 2010 and expects to remain in compliance for at least the next twelve months.  One of the consequences of our planned reduction in harvest is that we have fallen below the minimum threshold for our cash flow covenant.  We alerted our mortgage lender to this and in October 2008 we received a waiver of the cash flow coverage ratio beginning with the fourth quarter of 2008, through and including the fourth quarter of 2010.

On April 16, 2010 we used existing cash balances along with proceeds from our operating line of credit to retire the $18.6 million, 7.63% timberland mortgage due in April 2011 held by JHLIC.  The early retirement of this mortgage triggered $1.3 million of debt extinguishment costs.  We are currently in the process of negotiating a new long-term mortgage facility and we expect the interest rate on this new mortgage to be significantly lower than the mortgage that is being replaced.

The Partnership’s $35 million revolving line of credit with NWFCS had no amounts owing until the aforementioned draw in April. Proceeds of this draw were used to pay off the JHLIC mortgage. This unsecured revolving loan agreement matures in August 2011 and also has a debt covenant that requires maintenance of a maximum debt-to-capitalization ratio that the Partnership passes at March 31, 2010.  The interest rate under this credit facility uses LIBOR as a benchmark.  The spread above the benchmark rate is variable depending on the interest coverage ratio but ranges from 125 to 165 basis points.

For the three months ended March 31, 2010, overall cash and cash equivalents increased $1.1 million versus a decrease of $2.8 million for the corresponding period in the prior year. The $3.8 million variance in first quarter cash flow is due primarily to the following:

Description	Amount
Liquidation of ARS portfolio in 2010	$1,497,000
Partnership units repurchased in 2009 (none in 2010)	782,000
Decrease in principal payments due on long-term debt	586,000
Decrease in unitholder distributions ($0.10/unit in 2010 from $0.20/unit in 2009)	472,000
Increase in cash provided by operations	411,000
Other	71,000
Total	$3,819,000

Cash provided by operating activities was $846,000 for the three months ended March 31, 2010 versus $435,000 for the corresponding period in 2009. The increase in cash provided by operating activities primarily results from an increase of 1.4 MMBF in timber volume harvested in the first quarter of 2010 versus 2009.

Cash provided by investing activities was $1.2 million for the first three months of 2010 versus cash used in investing activities of $447,000 for the corresponding period in 2009. The increase in cash provided by investing activities results primarily from proceeds of $1.5 million from the disposition of the SLARS portfolio in the first three months of 2010 and to a lesser extent, a $181,000 reduction in cash used for capital expenditures.

Capital expenditures for the first three months of 2010 consisted of the following:

(Thousands)
For the three months ended:	March 31, 2010
Capitalized interest:
Gig Harbor	$202
Kingston	30
Port Ludlow	8
Total capitalized interest		240
Capitalized development projects:
Gig Harbor	62
Kingston	16
Port Ludlow	8
Bremerton-reimbursement	(21)
Other sites	15
Capitalized development projects before capitalized interest		80
Total capitalized development costs		320
Reforestation and roads		132
Port Gamble capital improvements		82
Vehicles and miscellaneous		55
Total capital expenditures		$589

Cash used in financing activities decreased to $1.0 million for the first three months of 2010 from cash used of $2.8 million for the comparable period in prior year. This decrease is due primarily to the following: a $586,000 reduction in principal payments due under our timberland mortgages, absence of unit repurchases in 2010 resulted in $782,000 retained, and a $472,000 decrease in unitholder cash distributions.

Seasonality

Fee Timber. The Partnership owns 114,000 acres and the Funds own collectively 36,000 acres of timberland in western Washington and Oregon. Partnership timber acreage is concentrated in two non-contiguous tree farms: the 70,000-acre Hood Canal tree farm located on the eastern side of Washington’s Olympic Peninsula, and the 44,000-acre Columbia tree farm located on the western side of Washington’s Cascade mountain range between Seattle and Portland.

We are able to conduct year-round harvest activities on the Hood Canal tree farm and 12,000 acres owned by the Funds because these properties are concentrated at low elevations. Generally, we concentrate our harvests from the Hood Canal tree farm in the winter and spring when supply, and thus competition, is typically lower and, accordingly, when we can expect to receive higher prices. With the acquisition of the Columbia tree farm in 2001, management expected a decrease in the seasonality of Fee Timber operations as the Columbia tree farm and a portion of the timberlands owned by the Funds are at higher elevations where harvest activities are generally not possible during the winter months when snow precludes access to the lands. This year’s mild winter in western Washington enabled a level of first quarter operating activity on Columbia that we do not typically enjoy.

Timberland Management & Consulting. In broad terms, Timberland Management & Consulting operations are not seasonal.

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

Capital Expenditures and Commitments

Projected capital expenditures in 2010 are $2.4 million, excluding any potential co-investment by the Partnership in Fund II.  Projected capital expenditures for the remainder of 2010, are $1.8 million and are currently expected to include $688,000 for the Gig Harbor site with $537,000 in the form of capitalized interest, $534,000 for capital roads and reforestation on the tree farms, $118,000 for the Kingston project with $98,000 in the form of capitalized interest, $78,000 for the Port Ludlow project with $31,000 in the form of capitalized interest, $58,000 for the Hanvsille Nursery project, $200,000 on other real estate projects and $124,000 on G&A projects. These expenditures could be increased or decreased as a result of future economic conditions. Projected capital expenditures are subject to permitting timetables and progress towards closing on specific land sale transactions.

ACCOUNTING MATTERS

Fund II Issuance of Preferred Stock

During the quarter ended March 31, 2010, Fund II, a consolidated subsidiary of the Partnership issued 125 par $0.01 shares of its 12.5% Series A Cumulative Non-Voting Preferred Stock (Series A Preferred Stock) at $1,000 per share for total proceeds of $125,000.   Each holder of the Series A Preferred Stock is entitled to a liquidation preference of $1,000 per share.  Dividends on each share of Series A Preferred Stock will accrue on a daily basis at the rate of 12.5% per annum. Upon redemption, the Series A Preferred Shares will be settled in cash and are not convertible into any other class or series of shares or Partnership units.  Redemption timing is controlled by Fund II.  The maximum amount that the consolidated subsidiary could be required to pay to redeem the instruments upon settlement is $125,000 plus accrued but unpaid dividends.  The Series A Preferred Stock is recorded within noncontrolling interests on the consolidated balance sheet and are considered participating securities for purposes of calculating earnings (loss) per share.

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

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Act of 2010 (the Acts) became law.  Based on our preliminary review, the Acts do not appear to create any substantial, immediate costs.  Because we do not subsidize our retiree medical plans and do not provide retirees with post-65 medical coverage, the elimination of the tax deduction related to the Medicare Part D subsidy in the Patient Protection and Affordable Care Act will not impact our financial statements.  We are continuing to evaluate the impact, if any, of the Acts on our financial position and results of operations. Given the scope and complexity of the legislation and the fact that extensive implementing regulations remain to be promulgated, it is difficult to predict future impacts of the passage of this legislation.

For a further discussion of our critical accounting policies and estimates see Accounting Matters in the Management Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Interest Rate Risk

As of March 31, 2010, the Partnership had $28.7 million of fixed-rate debt outstanding with a fair value of approximately $29.7 million based on the current interest rates for similar financial instruments. A change in the interest rate on fixed-rate debt will affect the fair value of the debt, whereas a change in the interest rate on variable-rate debt will affect interest expense and cash flows. A hypothetical 1% change in prevailing interest rates would change the fair value of the Partnership's fixed-rate long-term debt obligations by $858,000. We are not subject to material foreign currency risk, derivative risk, or similar uncertainties.

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

PART II- OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Partnership may be subject to legal proceedings and claims that may have a material adverse impact on its business. Management is not aware of any current legal proceedings or claims that are expected to have, individually or in the aggregate, a material adverse impact on its business, prospects, financial condition or results of operations.

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks and uncertainties, any one or more of which could impact our operating results and financial condition materially and adversely. Some of these risks are discussed in greater detail below, arranged according to business segment. In addition, we face a number of risks that affect our business generally. We compete against much larger companies in each of our business segments. These larger competitors may have access to larger amounts of capital and significantly greater economies of scale. Land ownership carries with it the risk of incurring liabilities due to accidents that take place on the land and previously undiscovered environmental contamination. The Partnership endeavors to maintain adequate accruals to reflect the cost of remediating known environmental contamination and other liabilities resulting from land ownership. However these estimates may prove to be inadequate as additional information is discovered. A more thorough discussion of these and other risks and uncertainties that may affect our business is contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2009, and from time to time in our various other filings with the Securities and Exchange Commission. Readers should review these risks in deciding whether to invest in Partnership units, and should recognize that those factors are not an exhaustive list of risks that could cause us to deviate from management’s plans or expectations. Readers also are cautioned that, in reviewing these risk factors, the factors contained in this report and in our other SEC filings are effective as of the date the filing was made, and we cannot undertake to update those disclosures.

Fee Timber

Fee Timber revenue is generated primarily through the sale of softwood logs to both domestic mills and third-party intermediaries that resell to the export market. The domestic market for logs in the Puget Sound region of Washington State has been impacted by imported lumber from Canada and decreased demand for lumber as engineered wood products have gained market acceptance in the U.S. These factors have had the effect of concentrating mill ownership with larger mill operators and decreasing the number of mills operating in the Puget Sound region. If this trend continues, decreases in local demand for logs may decrease our profitability. Over the last few years the Partnership has seen the price of logs erode in the Japanese market as competing logs and lumber from regions outside of the U.S. and engineered wood products have gradually gained market acceptance. These export markets for Pacific Northwest logs are significantly affected by fluctuations in U.S. and other Pacific Rim economies, as well as by the relative strength of the U.S. dollar.

Our ability to grow and harvest timber can be significantly impacted by legislation, regulations or court rulings that restrict or stop forest practices. Restrictions on logging, planting, road building, fertilizing, managing competing vegetation and other activities can significantly increase the cost or reduce available inventory thereby reducing income.

Timberland Management & Consulting

Management is working to expand our fee-for-service business through the launch of the timber fund business, which includes a portion of its revenues within our Timberland Management & Consulting segment. To date we have acquired timberlands on behalf of the Funds, including full deployment of Fund I and, beginning in October 2009, initial deployment of Fund II. Unlike other components of our business, which relate solely or primarily to real estate and timber operations, this line of business carries risks relating to the offer and sale of securities, and to the management of investment operations. Among other risks, this line of business includes potential liability to investors if we are determined to have made material misstatements or omissions to those investors, potential accusations that we have breached fiduciary duties to other limited partners, and similar types of investor action. Moreover, litigation of shareholder-related matters can be expensive and time consuming, and if brought, would likely distract management from their focus on ordinary operating activities.

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

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 7, 2010.

POPE RESOURCES,
A Delaware Limited Partnership

By:	POPE MGP, Inc.
Managing General Partner

	By:	/s/ David L. Nunes
David L. Nunes
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Thomas M. Ringo
Thomas M. Ringo
Vice President and CFO
(Principal Accounting and Financial Officer)