Form 10-Q
period 2010-06-30
POPE RESOURCES LTD PARTNERSHIP
filed 2010-08-06
CIK 784011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-2 of the Exchange Act)Yes ☐ No ☒

Partnership units outstanding at August 3, 2010: 4,643,340

Pope Resources
Index to Form 10-Q Filing
For the Quarter Ended June 30, 2010

P A R T  I – FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
Pope Resources, a Delaware Limited Partnership
June 30, 2010 and December 31, 2009
(Thousands)
	2010	2009
ASSETS
Current assets:
Pope cash and cash equivalents	$7,631	$6,035
ORM Timber Funds cash and cash equivalents	1,568	1,145
Cash and cash equivalents	9,199	7,180
Student loan auction rate securities, current	-	690
Accounts receivable, net	2,334	261
Land held for sale	401	367
Current portion of contracts receivable	45	320
Prepaid expenses and other	225	444
Total current assets	12,204	9,262
Properties and equipment, at cost:
Land held for development	26,320	25,872
Land	25,048	25,072
Roads and timber, net of accumulated depletion
of $56,997, and $54,743	118,380	120,457
Buildings and equipment, net of accumulated
depreciation of $7,521, and $7,321	3,956	3,967
Total properties and equipment, at cost	173,704	175,368
Other assets:
Contracts receivable, net of current portion	1,334	1,140
Student loan auction rate securities, non-current	-	796
Other	566	490
Total other assets	1,900	2,426
Total assets	$187,808	$187,056
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$925	$586
Accrued liabilities	1,280	784
Current portion of environmental remediation	170	200
Current portion of long-term debt	82	831
Deferred revenue	619	469
Other current liabilities	243	196
Total current liabilities	3,319	3,066
Long-term liabilities:
Long-term debt, net of current portion	29,986	28,659
Environmental remediation, net of current portion	1,528	1,069
Other long-term liabilities	180	205
Partners' capital and noncontrolling interests:
Partners' capital:
General partners' capital (units outstanding 60 and 60)	1,083	1,103
Limited partners' capital (units outstanding 4,487 and 4,460)	81,019	82,023
Noncontrolling interests	70,693	70,931
Total partners' capital and noncontrolling interests	152,795	154,057
Total liabilities, partners' capital, and noncontrolling interests	$187,808	$187,056

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Pope Resources, a Delaware Limited Partnership
For the Three Months and Six Months Ended June 30, 2010 and 2009
(Thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009

Revenue	$8,089	$3,666	$14,055	$8,645
Cost of timber and land sold	(3,825)	(1,882)	(6,431)	(4,080)
Operating expenses	(2,681)	(1,607)	(4,528)	(3,585)
General and administrative expenses	(1,452)	(901)	(2,393)	(1,745)
Income (loss) from operations	131	(724)	703	(765)

Other income (expense):
Interest expense	(321)	(593)	(862)	(1,210)
Debt extinguishment costs	(1,250)	-	(1,250)	-
Capitalized interest	78	313	318	618
Interest income	27	63	61	132
Realized gain on investments	-	3	11	3
Unrealized loss on investments	-	-	-	(60)
Total other expense	(1,466)	(214)	(1,722)	(517)

Loss before income taxes	(1,335)	(938)	(1,019)	(1,282)
Income tax expense	-	(5)	(12)	(5)
Net loss	(1,335)	(943)	(1,031)	(1,287)

Net loss attributable to noncontrolling interests:
ORM Timber Funds	209	250	356	471
Net loss attributable to unitholders	$(1,126)	$(693)	$(675)	$(816)

Allocable to general partners	$(15)	$(9)	$(9)	$(11)
Allocable to limited partners	(1,111)	(684)	(666)	(805)
Net loss attributable to unitholders	$(1,126)	$(693)	$(675)	$(816)

Loss per unit attributable to unitholders:
Basic	$(0.25)	$(0.16)	$(0.15)	$(0.18)
Diluted	$(0.25)	$(0.16)	$(0.15)	$(0.18)

Weighted average units outstanding:
Basic	4,541	4,529	4,536	4,561
Diluted	4,541	4,529	4,536	4,561

Distributions per unit	$0.10	$0.20	$0.20	$0.40

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Pope Resources, a Delaware Limited Partnership
Six Months Ended June 30, 2010 and 2009
(Thousands)
	2010	2009
Net loss	$(1,031)	$(1,287)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depletion	2,189	1,033
Capitalized development activities, net of reimbursements	(472)	(860)
Equity based compensation	424	303
Depreciation and amortization	305	405
(Gain) loss on investments	(11)	57
Deferred taxes	-	(109)
Cost of land sold	67	116
Write-off of debt issuance costs	32	-
Increase (decrease) in cash from changes in operating accounts:
Deferred revenue	150	208
Accounts receivable, net	(2,073)	(149)
Contracts receivable	81	59
Prepaid expenses and other current assets	219	118
Accounts payable and accrued liabilities	798	(734)
Other current liabilities	47	54
Environmental remediation	429	(206)
Other long-term liabilities	(25)	(74)
Other, net	(6)	(9)
Net cash provided by (used in) operating activities	1,123	(1,075)

Cash flows from investing activities:
Redemption of investments	1,497	25
Reforestation and roads	(230)	(306)
Other capital expenditures	(213)	(539)
Proceeds from fixed asset sale	-	15
Net cash provided by (used in) investing activities	1,054	(805)

Cash flows from financing activities:
Repayment of long-term debt	(868)	(1,350)
Extinguishment of long-term debt	(18,554)	-
Proceeds from issuance of long-term debt	20,000	-
Debt issuance costs	(81)
Unit repurchases	-	(1,824)
Proceeds from option exercises	148	-
Cash distributions to unitholders	(920)	(1,846)
Capital call- ORM Timber Fund II, Inc.	-	305
Preferred stock issuance- ORM Timber Fund II, Inc.	125	-
Preferred stock distribution- ORM Timber Fund II, Inc.	(8)	-
Net cash used in financing activities	(158)	(4,715)

Net increase (decrease) in cash and cash equivalents	2,019	(6,595)
Cash and cash equivalents at beginning of period	7,180	17,978

Cash and cash equivalents at the end of the six-month period	$9,199	$11,383

See accompanying notes to condensed consolidated financial statements.

POPE RESOURCES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2010

1.
The condensed consolidated financial statements as of June 30, 2010 and December 31, 2009 and for the three-month periods (quarters) and six-month periods ended June 30, 2010 and 2009 have been prepared by Pope Resources, A Delaware Limited Partnership (the “Partnership”) pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The condensed consolidated financial statements are unaudited, but, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2009, is derived from the Partnership’s audited consolidated financial statements and notes thereto for the year ended December 31, 2009, and should be read in conjunction with such financial statements. The results of operations for the interim periods are not indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2010.

Certain amounts have been reclassified in the December 31, 2009 financial statements to conform to the June 30, 2010 presentation.  See note 5.

2.
The financial statements in the Partnership's 2009 annual report on Form 10-K include a summary of significant accounting policies of the Partnership and should be read in conjunction with this Quarterly Report on Form 10-Q.

3.
Basic net earnings (loss) per unit are based on the weighted average number of units outstanding during the period. Diluted net earnings per unit are calculated by dividing net income (loss) attributable to unitholders, adjusted for non-forfeitable distributions paid out to unvested restricted unitholders, by the weighted average units outstanding during the year plus additional units that would have been outstanding assuming the exercise of in-the-money unit equivalents using the treasury stock method.

The table below displays how we arrived at options used to calculate dilutive unit equivalents and subsequent treatment of dilutive unit equivalents based on net loss for the period:

	Quarter Ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Average trading price	$27.50	$21.29	$26.32	$19.99
Total options outstanding	136,810	163,000	136,810	163,000
Less: options with strike price above average trading price (not in-the-money)	(1,869)	(41,323)	(1,869)	(43,525)
Options used in calculation of dilutive unit equivalents	134,941	121,677	134,941	119,475
Net loss attributable to Pope Resources’ unitholders	$(1,126)	$(693)	$(675)	$(816)
Dilutive unit equivalents	57,883	42,222	55,028	38,097
Less: unit equivalents considered anti-dilutive due to net loss in period	(57,883)	(42,222)	(55,028)	(38,097)
Dilutive unit equivalents used to calculate dilutive EPS	-	-	-	-

The following table shows how we arrived at basic and diluted loss:

(Thousands)	Quarter Ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
Net loss attributable to Pope Resources’ unitholders	$(1,126)	$(693)	$(675)	$(816)
Nonforfeitable distributions paid to unvested restricted unitholders	(7)	(12)	(13)	(24)
Preferred dividends paid to Fund II preferred shareholders	(4)	-	(8)	-
Adjusted net loss attributable to unitholders	$(1,137)	$(705)	$(696)	$(840)
Weighted average units outstanding (in thousands):
Basic	4,541	4,529	4,536	4,561
Dilutive effect of unit equivalents	-	-	-	-
Diluted	4,541	4,529	4,536	4,561

Loss per unit: Basic	$(0.25)	$(0.16)	$(0.15)	$(0.18)

Loss per unit: Diluted	$(0.25)	$(0.16)	$(0.15)	$(0.18)

Options to purchase 136,810 and 163,000 units at prices ranging from $9.30 to $37.73 per unit were outstanding as of June 30, 2010 and 2009, respectively.

4.
In 2005, we adopted the 2005 Unit Incentive Plan. Following adoption of this plan the Human Resources Committee of the Board of Directors began issuing restricted units instead of unit options as its primary method of granting equity based compensation. However, the plan also permits the issuance of unit options, unit appreciation rights and other equity compensation at the discretion of the Human Resources Committee.

Restricted Units
As of June 30, 2010, total compensation expense not yet recognized related to non-vested restricted unit awards was $804,000 with a weighted average 17 months remaining to vest.

Restricted units	June 30, 2010
Number outstanding	65,395
Aggregate value	$1,683,000

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

Options Outstanding and Exercisable	June 30, 2010
Number outstanding	136,810
Weighted average exercise price	$15.08
Aggregate intrinsic value	$1,471,000
Weighted average remaining contractual term (yrs)	2.05

5.
Supplemental disclosure of cash flow information: interest paid, net of amounts capitalized, totaled $540,000 and $587,000 for the six months ended June 30, 2010 and 2009, respectively.   Income taxes paid in the first half of 2010 was $5,000 compared to an income tax refund received of $61,000, net of income taxes paid of $1,000 in the first half of 2009.

During the quarter ended September 30, 2009, the Partnership changed its classification of cash flows to include real estate development capital expenditures within cash flows from operating activities.  Prior to the quarter ended September 30, 2009, these expenditures were reported as part of investing activities within the Partnership’s statement of cash flows.  Certain accounts in the prior year statement of cash flows have been revised for comparative purposes to conform to the presentation in the current year financial statements.  The table below details the changes made to the statement of cash flows for the six-month period ended June 30, 2009.

	As Originally
(Thousands)	Reported	Adjustments	As Revised
Cash flows from operating activities:
Capitalized development activities	-	(860)	(860)
Net cash used in operating activities	(215)	(860)	(1,075)

Cash flows from investing activities:
Capitalized development activities	(860)	860	-
Net cash used in investing activities	(1,665)	860	(805)

6.	The fair values of cash and cash equivalents and investments held at June 30, 2010 and December 31, 2009 were as follows (in thousands):

	June 30, 2010
		Gross
	Amortized	Unrealized	Estimated
	Cost	Loss	Fair Value
Cash and cash equivalents	$9,199	$-	$9,199

	December 31, 2009
		Gross
	Amortized	Unrealized	Estimated
	Cost	Loss	Fair Value
Cash and cash equivalents	$7,180	$-	$7,180
Securities maturing after ten years:
Auction rate securities, current	925	(235)	690
Auction rate securities, non-current	1,000	(204)	796

During the six-month period ended June 30, 2010, we liquidated the remaining $1.5 million of auction rate securities held as of December 31, 2009 resulting in a realized gain of $11,000.  This realized gain resulted from the following three transactions:

Date	Description	Proceeds	Basis	Gain/(Loss)
Jan 21st	Pennsylvania Higher Education	$25,000	$18,653	$6,347
Jan 28th	Pennsylvania Higher Education	702,000	671,490	30,510
Mar 5th	Brazos	770,000	796,100	(26,100)
	Total	$1,497,000	$1,486,243	$10,757

For the same period in 2009, we reported a $60,000 other-than-temporary impairment, offset by a realized gain of $3,000.  The realized gain for the six-month period ended June 30, 2009 resulted from a redemption at par for a $25,000 portion of one of the auction rate securities during the second quarter of 2009.  The gain represents the amount by which the redemption proceeds exceeded the basis, as adjusted for previous impairments.

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

The following table provides the fair value measurements of applicable Partnership financial assets according to the levels defined in ASC 820 as of June 30, 2010 and December 31, 2009:

	June 30, 2010
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$9,199	$-	$-	$9,199

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$7,180	$-	$-	$7,180
Auction rate securities, current	-	690	-	690
Auction rate securities, non-current	-	796	-	796
Total financial assets at fair value	$7,180	$1,486	$-	$8,666

8.
Total comprehensive loss for the three- and six-month periods ended June 30, 2010 is $1.3 million and $1.0 million, respectively, which is solely net loss for the periods presented.  Total comprehensive loss for the three-month period ended June 30, 2009 was $821,000 which includes net loss for the quarter offset by an unrealized gain of $122,000 on redemption of auction rate securities.  Total comprehensive loss for the six-month period ended June 30, 2009 was $1.1 million which consists of net loss offset by an unrealized gain of $141,000 on redemption of the auction rate securities.

9.
The Partnership has two general partners: Pope MGP, Inc. and Pope EGP, Inc. In total, these two entities own 60,000 partnership units. The allocation of distributions and loss between the general and limited partners is pro rata among all units outstanding.

10.
In the presentation of the Partnership’s revenue and operating income (loss) by segment all intersegment revenue and expense is eliminated to determine externally reported operating income by business segment.  The tables that follow reconcile internally reported income (loss) from operations to externally reported income (loss) from operations by business segment, for the quarters and six-month periods ended June 30, 2010 and 2009:

	Fee Timber			Timberland
Three Months Ended	Pope Resources	Timber	Total	Management &	Real	General &
June 30, (Thousands)	Timber	Funds	Fee Timber	Consulting	Estate	Adminstrative	Consolidated
2010
Revenue internal	$6,420	$1,428	$7,848	$337	$288	$-	$8,473
Eliminations	(35)	-	(35)	(337)	(12)	-	(384)
Revenue external	6,385	1,428	7,813	-	276	-	8,089

Cost of timber and land sold	(2,570)	(1,253)	(3,823)	-	(2)	-	(3,825)

Operating, general and administrative expenses internal	(837)	(435)	(1,272)	(423)	(1,370)	(1,452)	(4,517)
Eliminations	12	324	336	48	-	-	384
Operating, general and administrative expenses external	(825)	(111)	(936)	(375)	(1,370)	(1,452)	(4,133)

Income (loss) from operations internal	3,013	(260)	2,753	(86)	(1,084)	(1,452)	131
Eliminations	(23)	324	301	(289)	(12)	-	-
Income (loss) from operations external	$2,990	$64	$3,054	$(375)	$(1,096)	$(1,452)	$131

2009
Revenue internal	$2,784	-	$2,784	$501	$621	-	$3,906
Eliminations	(30)	-	(30)	(198)	(12)	-	(240)
Revenue external	2,754	-	2,754	303	609	-	3,666

Cost of timber and land sold external	(1,723)	-	(1,723)	-	(159)	-	(1,882)

Operating, general and administrative expenses internal	(616)	(313)	(929)	(274)	(644)	(901)	(2,748)
Eliminations	12	198	210	30	-	-	240
Operating, general and administrative expenses external	(604)	(115)	(719)	(244)	(644)	(901)	(2,508)

Income (loss) from operations internal	445	(313)	132	227	(182)	(901)	(724)
Eliminations	(18)	198	180	(168)	(12)	-	-
Income (loss) from operations external	$427	$(115)	$312	$59	$(194)	$(901)	$(724)

	Fee Timber			Timberland
Six Months Ended	Pope Resources	Timber	Total	Management &	Real	General &
June 30, (Thousands)	Timber	Funds	Fee Timber	Consulting	Estate	Adminstrative	Consolidated
2010
Revenue internal	$11,923	$1,706	$13,629	$590	$504	$-	$14,723
Eliminations	(54)	-	(54)	(590)	(24)	-	(668)
Revenue external	11,869	1,706	13,575	-	480	-	14,055

Cost of timber and land sold	(5,099)	(1,329)	(6,428)	-	(3)	-	(6,431)

Operating, general and administrative expenses internal	(1,598)	(819)	(2,417)	(680)	(2,099)	(2,393)	(7,589)
Eliminations	27	577	604	64	-	-	668

Operating, general and administrative expenses external	(1,571)	(242)	(1,813)	(616)	(2,099)	(2,393)	(6,921)

Income (loss) from operations internal	5,226	(442)	4,784	(90)	(1,598)	(2,393)	703
Eliminations	(27)	577	550	(526)	(24)	-	-
Income (loss) from operations external	$5,199	$135	$5,334	$(616)	$(1,622)	$(2,393)	$703

2009
Revenue internal	$7,349	$1	$7,350	$913	$883	$-	$9,146
Eliminations	(75)	-	(75)	(402)	(24)	-	(501)
Revenue external	7,274	1	7,275	511	859	-	8,645

Cost of timber and land sold external	(3,920)	-	(3,920)	-	(160)	-	(4,080)

Operating, general and administrative expenses internal	(1,514)	(589)	(2,103)	(631)	(1,352)	(1,745)	(5,831)
Eliminations	24	402	426	75	-	-	501
Operating, general andadministrative expenses external	(1,490)	(187)	(1,677)	(556)	(1,352)	(1,745)	(5,330)

Income (loss) from operations internal	1,915	(588)	1,327	282	(629)	(1,745)	(765)
Eliminations	(51)	402	351	(327)	(24)	-	-

Income (loss) from operations external	$1,864	$(186)	$1,678	$(45)	$(653)	$(1,745)	$(765)

11.
On June 10, 2010, the Partnership entered into a new $20.0 million term loan agreement with Northwest Farm Credit Services (NWFCS). Proceeds from this new term loan were used to retire a term loan from John Hancock Life Insurance Company (JHLIC) due in April 2011 and fund a make-whole premium of $1.2 million due on retirement of that timberland mortgage. Following funding of the new term loan and retirement of the final JHLIC term loan, the Partnership had the following long-term debt outstanding as of June 30, 2010 with staggered maturity dates as follows:

(Amounts in thousands:)	Jun-10	Dec-09
Mortgage payable to NWFCS, collateralized by timberlands, comprised of three tranches as follows:
Five-year tranche, interest at 4.10% with monthly interest-only
payments. Matures in July 2015.	$5,000	$-

Seven-year tranche, interest at 4.85% with monthly interest-
only payments. Matures in July 2017.	5,000	-

Fifteen-year tranche, interest at 6.05% with monthly interest-
only payments. Matures in July 2025.	10,000	-
	20,000	-

Mortgage payable to NWFCS, interest at 6.4%, collateralized by timberlands with monthly interest-only payments. Matures in September 2019.	9,800	9,800

Mortgage payable to JHLIC, interest at 7.63%, collateralized by timberlands with monthly interest payments and annual principal payments. Matures in April 2011.	-	19,303

Local improvement district assessments, with interest ranging from 5.03% to 6.5%, due through 2013.	155	260

Fund I note payable to the City of Tacoma, with interest at 4.5%, with monthly principal and interest payments maturing January 2014.	113	127
	$30,068	$29,490

The Company's long-term debt is not actively traded and, as such, fair values were estimated using discounted cash flow analyses, based on the Company's current estimated incremental borrowing rates for similar types of borrowing arrangements, which are considered level 3 inputs.  As of June 30, 2010 and December 31, 2009, the Partnership’s fixed-rate debt outstanding had a fair value of approximately $30.9 million and $30.5 million, respectively.

In connection with the new term loan, the Partnership’s revolving line of credit with NWFCS was extended from August 2011 to August 2013 and reduced from $35 million to $20 million.  Unamortized loan fees of approximately $32,000 were written off in connection with the second quarter mortgage refinancing.

12.
The Partnership has an accrual for estimated environmental remediation costs of $1.7 million and $1.3 million as of June 30, 2010 and December 31, 2009, respectively.  The environmental remediation liability represents estimated payments to be made to monitor and remedy certain areas in and around the townsite and millsite of Port Gamble, Washington.  During the three months ended June 30, 2010, a draft Sawmill Site Feasibility Study Report was completed that suggested changes in remediation alternatives such that we considered an increase in our accrual for estimated remediation costs necessary.  As such, we modified the cost assumptions used in the statistical modeling process which suggested an increase in the reserve for environmental remediation of $563,000.  The Monte-Carlo simulation model by which we estimate this liability indicated a range of potential liability from $463,000 to $3.3 million compared to a range of $145,000 to $2.9 million the last time we ran this model at December 31, 2009.  This represents a two-standard-deviation range from the mean of possible outcomes generated by the modeling process used to estimate this liability.

Approximately $25,000 of the accrual represents the maximum portion of the agreed-upon investigative costs yet to be paid by the Partnership in connection with the Port Ludlow Resort Community. While we have not concluded that we have an obligation to remediate, the investigation is intended to inform our evaluation of the buyer’s belief that remediation is necessary for contamination found on the site and whether or not the Partnership has liability.

13.
We have entered into two purchase and sale agreements for Fund II to purchase timberlands with a combined value of approximately $58 million.  It is anticipated these transactions will close in the third quarter, utilizing $11 million of debt and $47 million of equity, of which the Partnership’s co-investment will be approximately $9.4 million.

14.
On January 4, 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements (ASU 2010-06). ASU 2010-06 requires additional disclosure within the roll forward activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, ASU 2010-06 requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Level 2 and Level 3. ASU 2010-06 was adopted for the Partnership’s first quarter ending March 31, 2010, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements, for which disclosures are not required until the Partnership’s first quarter of fiscal 2011. During the second quarter of fiscal 2010, the Partnership did not have any transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy. The adoption of the additional disclosures for Level 1 and Level 2 fair value measurements did not have an impact on the Partnership’s financial position, results of operations or cash flows. The Partnership is currently evaluating the potential impact of the disclosures regarding Level 3 fair value measurements.

Recently, the Financial Accounting Standards Board (FASB) has issued a number of proposed Accounting Standards Updates (ASUs). Those proposed ASUs are as follows:

 Proposed ASU – Comprehensive Income – was issued in May 2010 and will change the way comprehensive income is reported in the financial statements. The new standard will require a continuous statement of comprehensive income be reported combining the Company’s current statement of operations with comprehensive income. Comprehensive income or loss will be removed from the statement of shareholder’s equity.

• Proposed ASU – Revenue Recognition – was issued in June 2010. This proposed standard will completely replace all existing revenue recognition accounting literature. Generally, the proposed standard would require an entity to identify separate performance obligations under a contract, determine the transaction price, allocate that price to the separate components based on relative fair value, and recognize revenue when each performance obligation is satisfied. Management believes this standard may have an impact on the Company’s results of operations and disclosures, although the significance of that impact cannot be estimated at this time.

• Proposed ASU – Fair Value Measurements and Disclosures – was issued in June 2010. This proposed standard changes how fair value is determined for certain assets and liabilities and requires additional disclosures about fair value instruments. Management is currently evaluating the impact of this new standard on the Company’s financial position, results of operations, cash flows, and disclosures.

• Proposed ASU – Disclosure of Certain Loss Contingencies – was issued in July 2010. This proposed standard enhances financial statement disclosure surrounding certain loss contingencies such as legal disputes, environmental remediation liabilities, self-insurance liabilities, among others. The proposed standard primarily focuses on asserted claims and assessments and will require more robust disclosure of amounts, court or agency where legal proceedings are pending, principal parties, and other details not historically required. As the proposed standard impacts disclosure only, management does not expect this proposed standard to impact the Company’s financial position or results of operations.

These proposed ASUs are currently in comment period and are subject to change. There are no effective dates assigned to these proposals.

In July 2010, the FASB also issued an initial draft of new financial statement presentation requirements. These new requirements, as currently drafted, would substantially change the way financial statements are presented by disaggregating information in financial statements to explain the components of its financial position and financial performance. These changes will impact the presentation of the financial statements only and are not expected to impact the Company’s overall financial position, results of operations, or cash flows.

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

EXECUTIVE OVERVIEW

Pope Resources, A Delaware Limited Partnership (“we” or the "Partnership"), was organized in late 1985 as a result of a spin-off by Pope & Talbot, Inc. (“P&T”). We are engaged in three primary businesses. The first, and by far most significant segment in terms of owned assets, revenues, income and operations, is the Fee Timber segment. This segment includes timberlands owned directly by the Partnership and operations of both ORM Timber Fund I, LP (“Fund I”) and ORM Timber Fund II, Inc. (“Fund II” and collectively the “Funds”). Operations in this segment consist of growing timber to be harvested as logs for sale to domestic manufacturers and export brokers. The second most significant business in terms of total assets owned is the development and sale of real estate. Real Estate activities primarily take the form of securing permits, entitlements, and, in some cases, installing infrastructure for raw land development and then realizing that land’s value through the sale of larger parcels to buyers who will take the land further up the value chain, either to home buyers or to operators and lessors of commercial property. Since these land projects span multiple years, the Real Estate segment may incur losses for multiple years while a project is developed until that project is sold resulting in operating income. Our third business segment, Timberland Management & Consulting, consists of raising investment capital from third parties for investment in timberland through private equity timber funds like the Funds and providing timberland management and related services for a fee to the Funds, as well as for other third party owners of timberland.

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

We have a unit repurchase program which permits repurchases through December 2010.  As of June 30, 2010, we have repurchased 111,295 units with a weighted average unit purchase price of $19.18 and we have an unutilized authorization for unit repurchases of $2.9 million.

RESULTS OF OPERATIONS

The following table reconciles and compares key revenue and cost elements that impacted our net loss for the respective quarter and year-to-date periods ended June 30, 2010 and June 30, 2009. In addition to the table’s numerical analysis, the explanatory text that follows the table describes certain of these changes by business segment.

	Quarter Ended	Six Months Ended
	June 30,	June 30,
	Total	Total

Net loss attributable to unitholders:
2010 period	($1,126)	($675)
2009 period	(693)	(816)
Variance	($433)	$141

Detail of earnings variance:
Fee Timber
Log price realizations (A)	$2,587	$1,771
Log volumes (B)	2,480	4,226
Depletion	(1,001)	(1,156)
Production costs	(1,099)	(1,353)
Other Fee Timber	(225)	168
Timberland Management & Consulting
Management fee changes	(303)	(511)
Other Timberland Management & Consulting	(131)	(60)
Real Estate
Environmental remediation liability	(563)	(563)
Land sales	(141)	(142)
Other Real Estate	(198)	(264)
General & administrative costs	(551)	(648)
Net interest expense	1	(23)
Debt extinguishment costs	(1,250)	(1,250)
Other (taxes, noncontrolling interest, unrealized loss)	(39)	(54)
Total variance	($433)	$141

(A) Price variance calculated by extending the change in average realized price by current period volume.
(B) Volume variance calculated by extending change in sales volume by the average log sales price for the comparison period.

Fee Timber

Fee Timber results include operations from 114,000 acres of timberland owned by the Partnership and 36,000 acres of timberland owned by the Funds.  Fee Timber revenue is earned primarily from the harvest and sale of logs from these timberlands which are located in western Washington and northwestern Oregon and, to a lesser extent, from leasing cellular communication towers and selling gravel and other resources from our timberlands. Revenue from the sale of timberland tracts will also appear in this segment’s results on the relatively infrequent occasions when those transactions occur. Our Fee Timber revenue is driven primarily by the volume of timber harvested which is generally expressed in thousand board feet (MBF) or million board feet (MMBF). Fee Timber expenses, which consist predominantly of depletion, harvest and transportation costs, vary directly and roughly proportionately with harvest volume and the resulting revenues.  Revenue and costs related to harvest activities on timberland owned by the Funds are consolidated into this discussion of operations.

Planned Harvest for 2010.  We began 2010 with a plan to harvest 32 MMBF, representing a 47% harvest volume deferral from our estimate of the long-term sustainable harvest of 60 MMBF, which includes 16 MMBF of harvest from properties of the Funds. As first quarter progressed, we responded to improved domestic and export market conditions by moving more of our planned harvest volume forward and, given the improvement in log markets, we have harvested more volume in the first half of 2010 than we had originally planned.  Our harvest volume for the year is expected to be between 46 and 50 MMBF, depending on the strength or weakness of log markets for the balance of the year.  While this will constitute a significant increase over the harvest volume for 2009, it will still represent between 17 and 23% less than our sustainable harvest level of 60 MMBF, including the timber funds.

When discussing our Fee Timber operations, we compare current results to both the previous quarter and the corresponding quarter of the prior year. These comparisons offer an understanding of trends in market price and patterns of harvest volumes that affect Fee Timber operating results. Revenue and operating income for the Fee Timber segment for the quarters ended June 30, 2010, March 31, 2010 and June 30, 2009 were as follows:

($ Million) Quarter Ended	Log Sale Revenue	Mineral, Cell Tower & Other Revenue	Total Fee Timber Revenue	Operating Income/(loss)	Harvest Volume (MBF)
Pope Resources Timber	$6.1	$0.3	$6.4	$3.0	11,654
Timber Funds	1.4	-	1.4	0.1	2,803
Total Fee Timber June 30, 2010	$7.5	$0.3	$7.8	$3.1	14,457

Pope Resources Timber	$5.1	$0.4	$5.5	$2.2	11,592
Timber Funds	-	0.3	0.3	0.1	-
Total Fee Timber March 31, 2010	$5.1	$0.7	$5.8	$2.3	11,592

Pope Resources Timber	$2.4	$0.4	$2.8	$0.4	7,120
Timber Funds	-	-	-	(0.1)	-
Total Fee Timber June 30, 2009	$2.4	$0.4	$2.8	$0.3	7,120

Comparing Q2 2010 to Q1 2010. Fee Timber revenue and operating income for the second quarter 2010 were $2.0 million and $774,000 higher, respectively, than the first quarter of 2010.  This is a result of a 2.9 MMBF, or 25%, increase in harvest volume combined with a $76/MBF, or 17%, increase in average log price realized.  In the case of operating income, these increases are partially offset by a corresponding increase of $1.2 million, or 46%, in costs of sales, which primarily include depletion expense and harvest and haul costs.  The increase in price results from increased competition for logs generated by demand from China and Korea.  We accelerated harvest into the second quarter to take advantage of the price improvement from the first quarter of 2010.

Comparing Q2 2010 to Q2 2009. Fee Timber revenue and operating income for the first quarter of 2010 were $5.0 million and $2.8 million higher, respectively, than the comparable period in the prior year.  The increase in revenue and operating income is due to a 7.3 MMBF, or 103%, increase in harvest volume coupled with a $179/MBF, or 53%, increase in average log price realized. These increases, in the case of operating income, are partially offset by a $2.1 million, or 124%, increase in costs of sales.  Harvest volume increased in the second quarter of 2010 over 2009 to take advantage of strengthening log markets experienced in 2010.  This log price increase reflects continued strength in log markets that began in the first quarter of 2010.

($ Million) Six Months Ended	Log Sale Revenue	Mineral, Cell Tower & Other Revenue	Total Fee Timber Revenue	Operating Income/(loss)	Harvest Volume (MBF)
Pope Resources Timber	$11.2	$0.7	$11.9	$5.2	23,246
Timber Funds	1.4	0.3	1.7	0.1	2,803
Total Fee Timber June 30, 2010	$12.6	$1.0	$13.6	$5.3	26,049

Pope Resources Timber	$6.6	$0.7	$7.3	$1.9	15,865
Timber Funds	-	-	-	(0.2)	-
Total Fee Timber June 30, 2009	$6.6	$0.7	$7.3	$1.7	15,865

Comparing YTD 2010 to YTD 2009. Fee Timber revenue and operating income for the first six months of 2010 were $6.3 million and $3.6 million higher, respectively, than the first half of 2009.  This is a result of a 10.2 MMBF, or 64%, increase in harvest volume combined with a $68/MBF, or 16%, increase in average log price realized, and, in the case of operating income, an increase of $2.5 million, or 64%, increase in costs of sales. The increase in harvest volume is in response to stronger than expected log markets during 2010.

ORM Timber Funds.  The Funds are consolidated into our financial statements, with the 80% of these Funds owned by third parties reflected in our Statement of Operations under the caption “Net loss attributable to noncontrolling interest-ORM Timber Funds.” We deferred harvesting from each of the Funds’ tree farms in the first quarter of 2010 in anticipation of weak log markets.  However, given improvements in domestic and export log markets in the first quarter, we began harvesting from the Funds’ tree farms during the second quarter to take advantage of higher prices, and will continue to do so the rest of the year if market conditions stay constant or improve.  The Funds generated $1.4 million of revenue in the second quarter of 2010 as a result of harvest activities commenced in the quarter, compared with revenue of $278,000 in the first quarter of 2010, primarily generated from a small Fund I land sale. The Funds generated no revenue in the second quarter of 2009. The Funds produced operating income of $64,000 for the quarter ended June 30, 2010, compared to $71,000 in the first quarter of 2010 and an operating loss of $115,000 in the second quarter of 2009.

Revenue generated by the Funds for the six months ended June 30, 2010 was $1.7 million compared to $1,000 for the prior year’s first two quarters. The Funds had operating income of $135,000 in the period ended June 30, 2010 compared to an operating loss of $186,000 for the first half of 2009.  The increase in year-to-date 2010 operating income is a result of the small Fund I land sale in the first quarter of 2010.

Log Volume

The Partnership harvested the following log volumes by species from its timberlands for the quarters ended June 30, 2010, March 31, 2010 and June 30, 2009:

Log sale volumes (MBF):	Quarter Ended

Sawlogs	Jun-10	% Total	Mar-10	% Total	Jun-09	% Total
Douglas-fir	10,734	74%	9,023	78%	4,953	70%
Whitewood	1,323	9%	487	4%	207	3%
Cedar	130	1%	146	1%	180	2%
Hardwood	218	2%	89	1%	271	4%
Pulp
All Species	2,052	14%	1,847	16%	1,509	21%
Total	14,457	100%	11,592	100%	7,120	100%

Comparing Q2 2010 to Q1 2010. Harvest volume for the quarter ended June 30, 2010 represents approximately 30% of our revised harvest expectation for 2010 of 46 to 50 MMBF, as compared to approximately 24% for the quarter ended March 31, 2010.  As log markets continued to demonstrate strength during the first half of the year, we added incremental harvest units in order to secure favorable log prices into the second quarter of 2010.

Comparing Q2 2010 to Q2 2009. In comparing the second quarter 2010 harvest volumes against the same period in 2009, we harvested approximately 30% of our revised harvest expectation for 2010 of 46 to 50 MMBF, as compared to 22% of our actual annual harvest volume for 2009.  This was due to our decision to accelerate harvest in 2010.

The Partnership harvested the following log volumes by species from its timberlands for the six months ended June 30, 2010 and June 30, 2009:

Log sale volumes (MBF):	Six Months Ended
Sawlogs	Jun-10	% Total	Jun-09	% Total
Douglas-fir	19,757	76%	12,483	79%
Whitewood	1,810	7%	272	2%
Cedar	276	1%	244	1%
Hardwood	307	1%	390	2%
Pulp
All Species	3,899	15%	2,476	16%
Total	26,049	100%	15,865	100%

Comparing YTD 2010 to YTD 2009. The 26 MMBF harvested during the six months ended June 30, 2010 is over 50% of our revised harvest expectation for 2010 of 46 to 50 MMBF, compared to the first half of 2009, when we harvested 50% of the total actual annual harvest of 32 MMBF.  The year-to-date increase reflects our decision to increase harvest volumes in response to stronger than expected log markets.

Log Prices

Logs from the Partnership’s tree farms serve a number of different domestic and export markets, with domestic mills representing the largest market segment. We have experienced general strengthening of log prices in the first half of 2010 due to two factors: first, the re-emergent Chinese and Korean log export markets put additional pressure on sawlog supplies that was not anticipated.  Second, mill inventories of logs had been drawn down such that even a modest increase in demand produced a meaningful pricing improvement.  Notably absent as a factor contributing to an increase in log demand during the first half of 2010 was a significant increase in housing starts. With the domestic supply chain restocked, we may have experienced the peak of the 2010 log market in the second quarter and now look for downward trending log prices through the third quarter.

We realized the following log prices for the quarters ended June 30, 2010, March 31, 2010, and June 30, 2009 and the six-month periods ended June 30, 2010 and 2009:

		Quarter Ended
		Jun-10	Mar-10	Jun-09
Average price realizations (per MBF):
Sawlogs
	Douglas-fir	$556	$467	$343
	Whitewood	483	371	290
	Cedar	950	794	867
	Hardwood	503	499	430
Pulp
	All Species	311	300	247
Overall		517	441	338

		Six Months Ended
		Jun-10	Jun-09
Average price realizations (per MBF):
Sawlogs
	Douglas-fir	$515	$443
	Whitewood	453	294
	Cedar	867	850
	Hardwood	502	443
Pulp
	All Species	306	239
Overall		483	415

Douglas-fir: Douglas-fir is noted for its structural characteristics that make it generally preferable to other softwoods and hardwoods for the production of construction grade lumber and plywood. Demand and price for Douglas-fir sawlogs is very dependent upon the level of new home construction. Single-family home starts have dropped below 460,000 units during the second quarter of 2010, compared to approximately 1.7 million at its peak in 2005, however demand for lumber experienced a small uptick as buyers attempted to replenish reduced inventory levels.  Additionally, there was continued strength in the export markets to China and Korea which created competition for Douglas-fir sawlogs with prices driven up by $89/MBF, or 19%, from the first quarter of 2010, and $213/MBF, or 62%, from the second quarter of 2009.  For the six-month period ended June 30, 2010 the price realized on Douglas-fir sawlogs was up $72/MBF, or 16%, from the comparable period in 2009, also a result of the aforementioned competition between domestic mills and export markets.

Whitewood: “Whitewood” is a term used to describe several softwood species, but for us primarily refers to western hemlock. Though generally considered to be of a lower quality than Douglas-fir, these logs are also used for manufacturing construction grade lumber and plywood. In the second quarter of 2010, continued competition from the export market for logs that would otherwise be sold to domestic mills put pressure on the whitewood markets.  In the face of increased demand from export markets, whitewood experienced a price lift of $112/MBF, or 30%, over the first quarter of 2010 and $193/MBF, or 67%, over the comparable period in 2009.  For the six months ended June 30, 2010 the price realized on whitewood sawlogs was up $159/MBF, or 54%, versus the six months ended June 30, 2009 for the same reasons.

Cedar: Cedar is a minor component in most upland timber stands and is generally used for outdoor applications such as fencing, siding and decking. Although there is a link between demand for these products and housing starts, this link is not as strong as with most other softwood species. A small spike in demand from buyers helped drive a $156/MBF, or 20%, increase in cedar prices in the second quarter of 2010 when compared to the first quarter of 2010, and an $83/MBF, or 10%, increase when compared to the second quarter of 2009.  This same spike in demand caused cedar prices to increase by $17/MBF, or 2%, in the six-month period ended June 30, 2010 versus the comparable period in 2009.

Hardwood: “Hardwood” can refer to many different species, but on our tree farms primarily consists of red alder. The local mills that process red alder sawlogs are using the resource to manufacture lumber for use in furniture and cabinet construction. Hardwood prices remained flat from the first to the second quarter of 2010, increasing 1%, or $4/MBF, but increased by $73/MBF, or 17%, when compared to the second quarter of 2009.  This increase resulted primarily from continued modest demand for lumber, which came at a time when some mills had relatively low inventories.  For the six months ended June 30, 2010, hardwood sawlog prices increased $59/MBF, or 13%, when compared with the same period in 2009 in response to the aforementioned lumber demand in 2010.

Pulp: Pulp is a lower quality log of any species that is manufactured into wood chips. These chips are used primarily to make a full range of pulp and paper products from unbleached linerboard, used in paper bags and cardboard boxes, to fine paper and specialty products. The pulpwood market has enjoyed relative strength over the last couple of years as a direct result of sawmills taking significant downtime in response to the slowdown in housing starts.  Sawmills typically provide the bulk of the chips used by pulp manufacturers, so curtailed sawmill production helped to push up the price of pulp logs sold directly to pulp mills. For the quarter ended June 30, 2010, pulp prices were up $11/MBF, or 4%, from the first quarter of 2010 and $64/MBF, or 26%, over the same period in 2009.  For the six months ended June 30, 2010, pulp prices were up $67/MBF, or 28%, when compared to the comparable period in 2009.

Customers
The table below categorizes timber sold by customer type for the quarters ended June 30, 2010, March 31, 2010 and June 30, 2009 (volumes in MBF):

	Q2 2010			Q1 2010			Q2 2009
	Volume			Volume			Volume
Destination	MBF	%	Price	MBF	%	Price	MBF	%	Price
Domestic mills	8,279	57%	$553	6,176	53%	$459	5,430	76%	$355
Export brokers	4,126	29%	549	3,569	31%	481	181	3%	588
Pulp	2,052	14%	311	1,847	16%	300	1,509	21%	247
Total	14,457	100%	$517	11,592	100%	$441	7,120	100%	$338

Comparing Q2 2010 to Q1 2010. Domestic customers diverted some volumes away from the export market in the second quarter of 2010 by increasing prices paid by $94/MBF, or 21%, in the second quarter over the first quarter on increased demand for lumber.  Export log volume in the second quarter was destined for markets in China and Korea, as was the case in the first quarter.  The increased competition with domestic mills, however, helped yield a $68/MBF, or 14%, increase in the price of logs destined for export markets when compared to the first quarter of 2010.  Although pulp customers paid an additional $11/MBF, or 4%, more in the second quarter over the first quarter, volumes sold into this market remained flat.

Comparing Q2 2010 to Q2 2009. When comparing the second quarter of 2010 to the same period in 2009, increased log sales to the China and Korea export markets in 2010 accounts for notable shifts in volumes away from domestic mills to export brokers.  Low volumes sold to the export market in 2009 were destined for Japan where we were realizing higher prices for higher quality wood. Logs sold to the China and Korea markets in 2010 were of a lower quality and, accordingly, represented a lower-priced export product.  This resulted in a price decrease for the export broker sort of $39/MBF, or 7%, from second quarter 2009 to second quarter 2010.  In 2009, we focused harvest on lower quality timber with a higher proportion of pulpwood to preserve higher quality sawlogs for a time when markets improved.  This served to inflate the percentage of our overall volume sold into the pulp market to 21% in the second quarter of 2009.  As the domestic markets have strengthened, volumes sold to pulp customers have normalized to 14% in the second quarter of 2010, with pulp prices up $64/MBF, or 26%.

	Six Months Ended
	30-Jun-10			30-Jun-09
	Volume			Volume
Destination	MBF	%	Price	MBF	%	Price
Domestic mills	14,455	55%	$513	11,209	71%	$409
Export brokers	7,695	30%	517	2,180	14%	641
Pulp	3,899	15%	306	2,476	15%	239
Total	26,049	100%	$483	15,865	100%	$415

Comparing YTD 2010 to YTD 2009. For the six months ended June 30, 2010, volumes sold to domestic mills was down to 55% of production compared to 71% of production in the comparable period of 2009.  This is a direct result of volumes diverted to the Chinese and Korean export markets.  The domestic volume decrease is offset by a $104/MBF, or 25%, price increase as domestic mills are paying more to compete for logs that would otherwise be sold to the export market.  Export brokers received 30% of our production in the first half of 2010, compared with 14% in the first half of 2009. Export volumes generated a $124/MBF, or 19%, price decrease as a result of the shift from high-quality and high-priced logs sold to Japan in 2009 versus lower quality logs sold into the Chinese and Korean markets in 2010.  From a volume perspective, the pulp market in 2010 remained flat when compared with the same period in 2009, although prices increased $67/MBF, or 28%.

Cost of Sales

Cost of sales for the Fee Timber segment consists of harvest and haul costs and depletion expense. Harvest and haul costs represent the direct cost incurred to convert trees into logs and deliver those logs to their point of sale. Depletion expense represents the cost of acquiring or growing the harvested timber, and accordingly varies directly with actual harvest volume. The applicable depletion rate is derived by dividing the aggregate cost of timber and capitalized road expenditures by the estimated volume of merchantable timber available for harvest at the beginning of that year. The depletion rate is then applied to the volume harvested in a given period to calculate depletion expense for that period.

Fee Timber cost of sales for the quarters ended June 30, 2010, March 31, 2010 and June 30, 2009,  respectively, are as follows, with the first table expressing these costs in total dollars and the second table expressing the costs on a per unit of production basis:

($ Million) Quarter Ended:	Harvest, Haul and Other	Depletion	Total Cost of Sales	Harvest Volume (MBF)
June 30, 2010	$2.3	$1.5	$3.8	14,457
March 31, 2010	1.9	0.7	2.6	11,592
June 30, 2009	1.3	0.4	1.7	7,120

(amounts per MBF) Quarter Ended:	Harvest, Haul and Other	Depletion	Total Cost of Sales
June 30, 2010	$163	$101	$264
March 31, 2010	163	62	225
June 30, 2009	177	65	242

Comparing Q2 2010 to Q1 2010. Cost of sales increased by $1.2 million, or 46%, in the second quarter of 2010 relative to the first quarter of 2010.  Roughly half this increase is due to a $39/MBF increase in depletion as a result of harvest from the Funds’ tree farms, which have a combined depletion rate of $263/MBF, compared to the depletion rate on Pope’s directly owned tree farms of $62/MBF.  The depletion rates are discussed in further detail below.  The balance of the increase in cost of sales is from higher harvest, haul and other costs associated with a 25% harvest volume increase, which grew from 11.6 MMBF in the first quarter of 2010 to 14.5 MMBF in the second quarter of 2010.

Comparing Q2 2010 to Q2 2009. Cost of sales increased $2.1 million, or 124%, in the second quarter of 2010 from the comparable period in 2009 as a result of a doubling in harvest volume from 7.1 MMBF in the second quarter of 2009 to 14.5 MMBF in the second quarter of 2010.  Depletion increased $36/MBF in the second quarter of 2010 relative to the second quarter of 2009 due to harvesting in the Funds that was deferred in 2009.  Average harvest, haul and other costs declined $14/MBF in the current quarter when compared to the same period in 2009. This savings results from both increased competition among loggers and truckers during 2010, and a lower proportion of pulp harvest, which caries a higher harvesting cost.

Fee Timber cost of sales for the six months ended June 30, 2010 and June 30, 2009,  respectively, are as follows, with the first table expressing these costs in total dollars and the second table expressing the costs on a per unit of production basis:

($ Million) Six Months Ended:	Harvest, Haul and Other	Depletion	Total Cost of Sales	Harvest Volume (MBF)
June 30, 2010	$4.2	$2.2	$6.4	26,049
June 30, 2009	2.9	1.0	3.9	15,865

(amounts per MBF) Six Months Ended:	Harvest, Haul and Other	Depletion	Total Cost of Sales
June 30, 2010	$163	$84	$247
June 30, 2009	182	65	247

Comparing YTD 2010 to YTD 2009. Cost of sales increased $2.5 million, or 64%, in the first half of 2010 relative to the first half of 2009 primarily as a result of a 64% harvest volume increase from 15.9 MMBF in the first half of 2009 to 26.0 MMBF in the first quarter of 2010.  Depletion expense increased $19/MBF in the first half of 2010 relative to the first half of 2009 due to harvesting in the Funds that was deferred in 2009.  Harvest, haul, and other costs per MBF decreased $19/MBF in the first half of 2010 relative to the first half of 2009.  This reduction is attributable to competition among loggers and truckers that is driving down costs cited in the comparison of second quarter 2010 to second quarter of 2009.

Depletion expense for the quarters ended June 30, 2010, March 31, 2010, and June 30, 2009 and the six months ended June 30, 2010 and June 30, 2009 was calculated as follows:

	Quarter Ended June 30, 2010
	Pooled	Timber Funds	Combined
Volume harvested (MBF)	11,654	2,803	14,457
Rate/MBF	$62	$263	$101
Depletion expense ($000's)	$728	$737	$1,465

Quarter Ended March 31, 2010
	Pooled
Volume harvested (MBF)	11,592
Rate/MBF	$62
Depletion expense ($000's)	$724

Quarter Ended June 30, 2009
	Pooled
Volume harvested (MBF)	7,120
Rate/MBF	$65
Depletion expense ($000's)	$464

	Six Months Ended June 30, 2010
	Pooled	Timber Funds	Combined
Volume harvested (MBF)	23,246	2,803	26,049
Rate/MBF	$62	$263	$84
Depletion expense ($000's)	$1,452	$737	$2,189

Six Months Ended June 30, 2009
	Pooled
Volume harvested (MBF)	15,865
Rate/MBF	$65
Depletion expense ($000's)	$1,033

The Funds’ depletion expense in 2010 represents harvest from timberlands owned by the Funds and reflects a higher depletion rate than our combined pool of depletion costs for the Hood Canal and Columbia tree farms.  The “Pooled” depletion consists primarily of historical timber cost that has been owned by the Partnership for many decades, as well as the Columbia tree farm property that was acquired in 2001.  Depletion for the Funds’ timber volume is derived from the cost of timber acquired more recently at a higher overall cost and, therefore, carries a higher depletion rate.

Operating Expenses

Fee Timber operating expenses for the quarter ended June 30, 2010 were $936,000 compared to $877,000 and $719,000 for the quarters ended March 31, 2010, and June 30, 2009, respectively.  Operating expenses for the six months ended June 30, 2010 and 2009 were $1.8 million and $1.7 million, respectively. Operating expenses include management, silviculture and the cost of both maintaining existing roads and building temporary roads required for harvest activities. The increase in operating expense in the second quarter of 2010 over the second quarter of 2009 is due primarily to the increase in activities to prepare tree farms for the acceleration of harvest in 2010 over 2009.  Notwithstanding the 64% increase in harvest activity in the first half of 2010 versus the comparable period in 2009, operating expenses increased only slightly as a result of continuing cost containment efforts.

Timberland Management & Consulting

The Timberland Management & Consulting segment develops timberland property investment portfolios on behalf of the Funds. In addition, we provide our timberland management services to third-party owners of timberland. As of June 30, 2010, the Timberland Management & Consulting segment managed approximately 36,000 acres on behalf of the Funds.

For the quarter ended June 30, 2009, we managed approximately 267,000 acres of timberland for Cascade Timberlands LLC (Cascade) and 24,000 acres for Fund I.  Revenue and operating income (loss) for the Timberland Management & Consulting segment for the quarters ended June 30, 2010 and 2009 were as follows:

($ Thousands) Quarter Ended	Revenue	Operating income (loss)
June 30, 2010	$-	($375)
June 30, 2009	303	59

Comparing Q2 2010 to Q2 2009. Revenue in the second quarter of 2010 declined $303,000 versus the comparable period in 2009 as a result of the termination of the Cascade management contract in mid-2009.  Operating loss increased in the second quarter of 2010 when compared to the second quarter of 2009 due in large part to the loss of revenue associated with termination of the Cascade contract.  Revenue and operating loss for the Timberland Management & Consulting segment for the year-to-date periods ended June 30, 2010 and 2009 were as follows:

($ Thousands) Six Months Ended	Revenue	Operating loss
June 30, 2010	$-	($616)
June 30, 2009	511	(45)

Comparing YTD 2010 to YTD 2009. Revenue declined $511,000 and operating loss increased $571,000 for the six-month period ending June 30, 2010 from the comparable period in 2009 as a result of the termination of the Cascade contract.

Revenue and expense incurred through the management of the Funds is accounted for within this segment but eliminated as a result of the consolidation of the Funds in our financial statements.  We generated $337,000 and $198,000 of revenue in the quarters ended June 30, 2010 and 2009, respectively, from the management of the Funds that was eliminated in our financial statements.  This consolidation, however, also had a corresponding decrease in operating expenses of the Fee Timber segment.  For the six-month periods ended June 30, 2010 and 2009, revenue of $590,000 and $402,000, respectively, were eliminated as a result of consolidation.

Fund II closed in March 2009 with $84 million of committed capital, which includes our co-investment of $16.9 million.  During the fourth quarter of 2009, $34.4 million, or 41% of Fund II’s capital, was invested in two acquisitions totaling 12,000 acres.  Fund II’s two-year drawdown period ends in March 2011, but can be extended an additional year by a vote of the investors in Fund II.  In July, we entered into two purchase and sale agreements for Fund II to purchase timberlands with a combined value of approximately $58 million.  It is anticipated these transactions will close in the third quarter, utilizing $11 million of debt and $47 million of equity, of which the Partnership’s co-investment will be approximately $9.4 million.

Operating Expenses

Timberland Management & Consulting operating expenses for the quarters ended June 30, 2010, and June 30, 2009 were $375,000, and $244,000, respectively. The increase in operating expense results from a reduction of expenses following the termination of the Cascade contract offset by an increase in acquisition activities in Fund II. Operating expenses for the six-month periods ended June 30, 2010 and 2009 were $616,000 and $556,000, respectively, and increased year over year for the same aforementioned reasons.

Real Estate

The Partnership’s Real Estate segment consists primarily of revenue from the sale of land and sales of conservation easements (“CE”) from the Partnership’s tree farms, together with residential and commercial property rents.  The Partnership’s Real Estate holdings are located primarily in Pierce, Kitsap, and Jefferson Counties in Washington State.  Revenue in the Real Estate segment is generated through the sale of land, the rental of homes and commercial properties at the Port Gamble townsite, and the sale of land development rights.  Land sales include the sale of unimproved land which generally consists of larger acreage sales rather than single lot sales and are normally completed with very little capital investment prior to sale.  Rural Lifestyles lot sales generally require some capital improvements such as zoning, road building, or utility access improvements prior to completing the sale.  Commercial and residential plat land sales represent land sold after development rights have been obtained and are generally sold with certain infrastructure improvements.  Sales of development rights can take different forms, including but not limited to the preclusion of future real estate development.

Revenue and operating loss for the Real Estate segment for the quarters ended June 30, 2010 and 2009 were as follows:

($ Thousands) Quarter Ended	Revenue	Operating loss
June 30, 2010	$276	($1,096)
June 30, 2009	609	(194)

Real estate revenue for the quarters ended June 30, 2010 and 2009 is displayed in the table below:

For the three months ended:	Thousands			Revenue	Gross Margin
Description	Revenue	Gross margin	Acres sold	per acre	per acre
Rentals	$250	$250	NA
Other	26	26	NA
June 30, 2010 Total	$276	$276	NA

Rural Residential	$296	$138	29	$10,207	$4,759
Rentals	303	303	NA
Other	10	9	NA
June 30, 2009 Total	$609	$450	29

Comparing Q2 2010 to Q2 2009. In the absence of land sales, revenue in the second quarter of 2010 for the Real Estate segment consisted primarily of residential and commercial property rents compared to 2 higher-and-better-use (“HBU”) land sales in addition to residential and commercial property rents during the second quarter of 2009. Revenue was further lowered in the second quarter of 2010 versus the comparable period in 2009 as a result of a reduction in commercial rental revenue.  The millsite at Port Gamble had been leased to the Washington State Department of Transportation (WSDOT) in support of a long-term project to replace a portion of the Hood Canal Bridge.  This lease ended late in 2009 resulting in a decline in commercial lease revenue. The largest component of the operating loss in the second quarter of 2010 is due to a $563,000 addition to the accrual for environmental remediation costs at Port Gamble.

Revenue and operating loss for the Real Estate segment for the six-month periods ended June 30, 2010 and 2009 were as follows:

($ Thousands) Six Months Ended	Revenue	Operating loss
June 30, 2010	$480	($1,622)
June 30, 2009	859	(653)

Real estate revenue for the six-month periods ended June 30, 2010 and 2009 is displayed in the table below:

For the six months ended:	Thousands			Revenue	Gross Margin
Description	Revenue	Gross margin	Acres sold	per acre	per acre
Rentals	$448	$448	NA
Other	32	32	NA
June 30, 2010 Total	$480	$480	NA

Rural residential	$296	$138	29	$10,207	$4,759
Rentals	549	549	NA
Other	14	12	NA
June 30, 2009 Total	$859	$699	29

Comparing YTD 2010 to YTD 2009. Revenue for the Real Estate segment declined 44% from the first half of 2009 to the first half of 2010.  This decline results from the absence of land sales and the end of the WSDOT commercial lease.  Operating loss in the first half of 2010 increased $969,000 over the operating loss for the six months ended June 30, 2009.  This is due in large part to the increase to the environmental remediation accrual mentioned earlier and the absence of land sales in 2010.

Cost of Sales

Real Estate cost of sales for the quarter and six months ended June 30, 2009 was $159,000 and $160,000, respectively. Cost of sales for these periods represent costs incurred on sales of rural residential lots.  Cost of sales consists of historical cost basis of the land sold, commissions, taxes, and title fees.  The cost basis of our land varies widely since most of our land has been continuously owned by us for decades while other portions of our land portfolio have been acquired within the last few years or have undergone some level of improvement prior to sale.  As a result, gross margin generated from a land sale will often vary dramatically between different transactions.

Operating Expenses

Real Estate operating expenses for the quarter ended June 30, 2010 totaled $1.4 million, more than double the segment’s operating expenses for the second quarter of 2009. The primary factor in this increase to operating expense is the $563,000 addition to the accrual for environmental remediation costs at Port Gamble.  Operating expenses for the first half of 2010 were $2.1 million versus $1.4 million in the first half of 2009, an increase also primarily attributable to the change in the environmental remediation reserve.

Basis in Real Estate Projects

“Land Held for Development” on our Condensed Consolidated Balance Sheet represents the Partnership’s cost basis in land that has been identified as having greater value as development property rather than as timberland.  Our Real Estate segment personnel work with local officials to establish entitlements for further development of these parcels.  Costs clearly associated with development or the construction of fully entitled projects are generally capitalized, whereas costs associated with projects that are in the entitlement phase are generally expensed.  Those properties that are either for sale, under contract, or the Partnership has an expectation they will sell within the next 12 months, are classified as a current asset under Land Held for Sale.

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

Environmental Remediation

The environmental remediation liability represents estimated payments to be made to monitor and remedy certain areas in and around the townsite and millsite of Port Gamble, Washington.  P&T operated a sawmill at Port Gamble from 1853 to 1995.  Starting in 2002, management worked both directly and indirectly through P&T to remedy environmental contamination at the townsite and millsite and to monitor results of the cleanup efforts.  After contamination was discovered at the townsite, millsite, and in the adjacent bay, the Partnership entered into a settlement and remediation agreement with P&T pursuant to which both parties allocated responsibility for cleanup costs.  Under Washington State law, both Pope Resources and P&T were “potentially liable persons” based on historic ownership and/or operation of the site.  These laws provide for joint and several liability among parties owning or operating property on which contamination occurs, meaning that cleanup costs can be assessed against any or all such parties.  Following a series of actions under the U.S. Bankruptcy Code that began in 2007, P&T has been liquidated, leaving the Partnership as one of few potentially liable persons.

During the three months ended June 30, 2010, a draft Sawmill Site Feasibility Study Report was completed that is currently under review by the Washington State Department of Ecology (Ecology) and certain other stakeholders. The work performed in connection with the draft Feasibility Study Report suggested changes in remediation alternatives such that we considered an increase in our accrual for estimated remediation costs necessary.  As such, we modified the cost assumptions used in the statistical modeling process which suggested an increase in the reserve for environmental remediation of $563,000.  The Monte-Carlo simulation model by which we estimate this liability indicated a range of potential liability from $463,000 to $3.3 million compared to a range of $145,000 to $2.9 million the last time we ran this model at December 31, 2009.  This represents a two-standard-deviation range from the mean of possible outcomes generated by the modeling process used to estimate this liability.  The environmental liability at June 30, 2010 is comprised of $170,000 that the Partnership expects to expend in the next 12 months and $1.5 million thereafter.

In 2001, the Partnership sold a resort community and its water and sewer utilities in the community of Port Ludlow.  The buyer of the project believes some remediation is required for contamination discovered on the site, and we have agreed to participate in, and to bear a portion of the cost of, an investigation in 2010 regarding any liability the Partnership may have or may be alleged to have.  While we have not concluded that we have an obligation to remediate, our June 30, 2010 environmental remediation accrual contains $25,000 which represents the maximum portion of the agreed-upon investigative costs yet to be paid by the Partnership.

Activity in the environmental remediation liability is detailed as follows:

	Balances at	Additions	Expenditures
	the Beginning	to	for	Balance at
($ Thousands)	of the Year	Accrual	Remediation	Year-end
Year ended December 31, 2009	$1,554	$30	$315	$1,269
Quarter ended March 31, 2010	1,269	-	84	1,185
Quarter ended June 30, 2010	1,185	563	50	1,698

General and Administrative (G&A)

G&A expenses for the quarters ended June 30, 2010 and 2009 were $1.5 million and $901,000, respectively. This increase in G&A expense in 2010 is due to an increase in professional fees and incentive compensation in excess of prior year amounts. The additional incentive compensation costs of $713,000, 57% of which pertain to G&A, resulted from the development of a new long-term compensation plan that required a catch-up accrual for multi-year performance cycles.  The plan becomes effective this year, but because it is a three-year plan, the accrual includes projected payouts for portions of three different three-year performance cycles.  G&A expenses for the first six months of 2010 were $2.4 million compared to $1.7 million for the first half of 2009.  This increase in overhead costs was driven primarily by higher professional service fees and incentive compensation accruals.

Interest Income and Expense

Interest income for the quarter ended June 30, 2010 was $27,000 compared to $63,000 for the corresponding period of 2009. For the six months ended June 30, 2010 interest income decreased to $61,000 from $132,000 in the prior year.  The decrease in interest income is due to lower cash and investment balances and a decline in average interest rates earned on the portfolio

Interest expense for the three-month periods ended June 30, 2010 and 2009 was $321,000 and $593,000, respectively. These declines result from a drop in our weighted average cost of debt to under 3% for the second quarter of 2010 compared to approximately 8% for the same period in 2009. Interest expense decreased to $862,000 for the six months ended June 30, 2010 from $1.2 million from the comparable period in 2009. This reflects a drop in six-month weighted average cost of debt to approximately 4% in the first half of June 2010 from approximately 8% in the comparable period in 2009. The Partnership’s debt consists primarily of mortgage debt with fixed interest rates. In April 2010, we paid off an $18.6 million mortgage, with a 7.63% fixed interest rate, one year ahead of its scheduled maturity. This was funded with an advance on our line of credit at rates between 1.91% and 2.75%. The early retirement of this debt resulted in a $1.2 million debt extinguishment charge.  In June 2010, we entered into a new $20.0 million term loan agreement with three tranches of varying maturities and weighted average interest rate of 5.26%.  We financed the aforementioned debt extinguishment charge in this new term loan agreement and paid our line of credit down to zero.  For the quarter ended June 30, 2010, $78,000 of interest expense was capitalized, primarily to the long-term Gig Harbor development project.  A small amount was also capitalized to two other long-term projects.  In the second quarter of 2009, we capitalized $313,000 of interest expense to the Gig Harbor project.  For the six months ended June 30, 2010, capitalized interest declined to $318,000 compared to $618,000 for the comparable period in 2009 primarily due to the aforementioned decline in weighted average cost of debt and to a lesser extent, the cessation of interest capitalization on projects considered substantially complete.

Income Tax

Pope Resources is a limited partnership and is, therefore, not subject to federal income tax. Taxable income/loss is instead reported to unitholders each year on a Form K-1 for inclusion in each unitholder’s tax return. Pope Resources does have corporate subsidiaries, however, that are subject to income tax.

The Partnership did not record any tax provisions for the quarter ended June 30, 2010, as the provision recorded in the first quarter of 2010 reflected year-to-date results.  For the second quarter of 2009, the Partnership recorded $5,000 of tax expense. On a year-to-date basis, the provision for income taxes was $12,000 and $5,000 for the periods ended June 30, 2010 and 2009, respectively.

Noncontrolling interests-ORM Timber Funds.

Noncontrolling interests-ORM Timber Funds represented the 80% portion of the Funds’ 2010 net loss attributable to third-party owners of the Funds.  The decrease in this amount from second quarter of 2009 is due to the decrease in operating loss of the Funds in 2010 as cost-saving measures were implemented in response to weak log markets.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Liquidity and Capital Resources

We ordinarily finance our business activities using funds from operations and, where appropriate in management’s assessment, commercial credit arrangements with banks or other financial institutions. Funds generated internally from operations and externally through financing are expected to provide the required resources for the Partnership's future capital expenditures. The Partnership’s debt-to-total-capitalization ratio as of June 30, 2010 and December 31, 2009 were 27% and 26%, respectively, calculated as follows:

	6/30/2010		12/31/2009
Total long-term debt on balance sheet, including current portion	30,068	(a)	29,490

Divided by the sum of:
Partners' capital on balance sheet	82,102		83,126
Total long-term debt on balance sheet, including current portion	30,068		29,490
	112,170	(b)	112,616

Debt-to-total-capitalization ratio	27%	(a)/(b)	26%

As of June 30, 2010 and December 31, 2009, the Partnership’s fixed-rate debt outstanding had a fair value of approximately $30.9 million and $30.5 million, respectively.

The Partnership’s debt agreements have covenants which are measured quarterly.  Among the covenants measured, is a requirement that the Partnership not exceed a maximum debt-to-total-capitalization ratio of 30%, with total capitalization calculated using fair market value of timberland.  The Partnership is in compliance with this covenant as of June 30, 2010 and expects to remain in compliance for at least the next twelve months.  As such, all long-term debt agreements are appropriately classified on the balance sheet.

On April 16, 2010 we used existing cash balances along with proceeds from our operating line of credit to retire the $18.6 million, 7.63% timberland mortgage due in April 2011 held by JHLIC.  The early retirement of this mortgage triggered $1.2 million of debt extinguishment costs.  In June 2010, we entered into a new $20.0 million term loan agreement with the NWFCS.  The new term loan is comprised of three tranches of varying maturities and weighted average interest rate of 5.26%.  In addition to paying off the old loan held by JHLIC, proceeds from the new loan were used to finance the aforementioned debt extinguishment charge and add approximately $200,000 to working capital.

In connection with the new term loan, the Partnership’s revolving line of credit with NWFCS was extended from August 2011 to August 2013 and reduced from $35 million to $20 million.  The line of credit had no amounts owing until the aforementioned draw in April and was returned to a zero balance prior to June 30, 2010. This unsecured revolving loan agreement has a debt covenant that requires maintenance of a maximum debt-to-total-capitalization ratio of 30% that the Partnership passed at June 30, 2010.  The interest rate under this credit facility uses LIBOR as a benchmark.  The spread above the benchmark rate is variable depending on the interest coverage ratio but ranges from 225 to 325 basis points.

For the six months ended June 30, 2010, overall cash and cash equivalents increased $2.0 million versus a decrease of $6.6 million for the corresponding period in the prior year. The $8.6 million variance in first quarter cash flow is due primarily to the following:

Description	Amount
Increase in cash provided by operations	$2,198,000
Issuance of long-term debt, net of principal payments	1,846,000
Partnership units repurchased in 2009 (none in 2010)	1,824,000
Liquidation of auction rate securities portfolio in 2010	1,472,000
Decrease in unitholder distributions ($0.20/unit in 2010 from $0.40/unit in 2009)	926,000
Other	348,000
Total	$8,614,000

Cash provided by operating activities was $1.1 million for the six months ended June 30, 2010 versus cash used in operations of $1.1 million for the corresponding period in 2009. The increase in cash provided by operating activities primarily results from a 10 MMBF increase in timber volume harvested in the first half of 2010 versus 2009.

Cash provided by investing activities was $1.1 million for the first half of 2010 versus cash used in investing activities of $805,000 for the corresponding period in 2009. The increase in cash provided by investing activities results primarily from proceeds of $1.5 million from the disposition of the SLARS portfolio in the first three months of 2010 and to a lesser extent, a $402,000 reduction in cash used for capital expenditures.

Capital expenditures for the first six months of 2010 consisted of the following:

(Thousands)
For the six months ended:	June 30, 2010
Capitalized interest:
Gig Harbor	$278
Kingston	29
Port Ludlow	11
Total capitalized interest		318
Capitalized development projects:
Gig Harbor	99
Kingston	30
Port Ludlow	26
Bremerton-reimbursement	(21)
Other sites	20
Capitalized development projects before capitalized interest		154
Total capitalized development costs		472
Port Gamble capital improvements		138
Reforestation and roads		230
Vehicles and miscellaneous		75
Total capital expenditures		$915

Cash used in financing activities decreased to $158,000 for the first six months of 2010 from cash used of $4.7 million for the comparable period in prior year. This decrease is due primarily to the issuance of long-term debt providing $1.8 million, the retention of $1.8 million in the absence of unit repurchases in 2010, and retention of $926,000 as a result of a decrease in unitholder cash distributions.

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

Capital Expenditures and Commitments

Projected capital expenditures in 2010 are $2.0 million, excluding the $9.4 million co-investment by the Partnership in Fund II which is planned for the third quarter.  Projected capital expenditures for the remainder of 2010, are $1.1 million and are currently expected to include $464,000 for the Gig Harbor site with $272,000 in the form of capitalized interest, $376,000 for capital roads and reforestation on the tree farms, $83,000 for the Kingston project, $35,000 for the Port Ludlow project with $16,000 in the form of capitalized interest, $86,000 on other real estate projects and $78,000 on G&A projects. These expenditures could be increased or decreased as a result of future economic conditions. Projected capital expenditures are subject to permitting timetables and progress towards closing on specific land sale transactions.

ACCOUNTING MATTERS

Fund II Issuance of Preferred Stock

During the six months ended June 30, 2010, Fund II, a consolidated subsidiary of the Partnership, issued 125 par $0.01 shares of its 12.5% Series A Cumulative Non-Voting Preferred Stock (Series A Preferred Stock) at $1,000 per share for total proceeds of $125,000.   Each holder of the Series A Preferred Stock is entitled to a liquidation preference of $1,000 per share.  Dividends on each share of Series A Preferred Stock will accrue on a daily basis at the rate of 12.5% per annum. Upon redemption, the Series A Preferred Shares will be settled in cash and are not convertible into any other class or series of shares or Partnership units.  Redemption timing is controlled by Fund II.  The maximum amount that the consolidated subsidiary could be required to pay to redeem the instruments upon settlement is $125,000 plus accrued but unpaid dividends.  The Series A Preferred Stock is recorded within noncontrolling interests on the consolidated balance sheet and are considered participating securities for purposes of calculating earnings (loss) per share.

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

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Act of 2010 (the “Acts”) became law.  Based on our preliminary review, the Acts do not appear to create any substantial, immediate costs.  Because we do not subsidize our retiree medical plans and do not provide retirees with post-65 medical coverage, the elimination of the tax deduction related to the Medicare Part D subsidy in the Patient Protection and Affordable Care Act will not impact our financial statements.  We are continuing to evaluate the impact, if any, of the Acts on our financial position and results of operations. Given the scope and complexity of the legislation and the fact that extensive implementing regulations remain to be promulgated, it is difficult to predict future impacts of the passage of this legislation.

For a further discussion of our critical accounting policies and estimates see Accounting Matters in the Management Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Interest Rate Risk

As of June 30, 2010, the Partnership had $30.1 million of fixed-rate debt outstanding with a fair value of approximately $30.9 million based on the current interest rates for similar financial instruments. A change in the interest rate on fixed-rate debt will affect the fair value of the debt, whereas a change in the interest rate on variable-rate debt will affect interest expense and cash flows. A hypothetical 1% change in prevailing interest rates would change the fair value of the Partnership's fixed-rate long-term debt obligations by $2.1 million. We are not subject to material foreign currency risk, derivative risk, or similar uncertainties.

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

Timberland Management & Consulting

Management is working to expand our fee-for-service business through the expansion of the timber fund business, which includes a portion of its revenues within our Timberland Management & Consulting segment. To date we have acquired timberlands on behalf of the Funds, including full deployment of Fund I and, beginning in October 2009, initial deployment of Fund II. Unlike other components of our business, which relate solely or primarily to real estate and timber operations, this line of business carries risks relating to the offer and sale of securities, and to the management of investment operations. Among other risks, this line of business includes potential liability to investors if we are determined to have made material misstatements or omissions to those investors, potential accusations that we have breached fiduciary duties to other limited partners, and similar types of investor action. Moreover, litigation of shareholder-related matters can be expensive and time consuming, and if brought, would likely distract management from their focus on ordinary operating activities.

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

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 6, 2010.

POPE RESOURCES,
A Delaware Limited Partnership

By:	POPE MGP, Inc.
Managing General Partner

By: /s/ David L. Nunes
David L. Nunes
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Thomas M. Ringo
Thomas M. Ringo
Vice President and CFO
(Principal Accounting and Financial Officer)