Form 10-Q
period 2010-09-30
POPE RESOURCES LTD PARTNERSHIP
filed 2010-11-05
CIK 784011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-2 of the Exchange Act)Yes ☐No ☒

Partnership units outstanding at November 3, 2010: 4,635,076

Pope Resources
Index to Form 10-Q Filing
For the Quarter Ended September 30, 2010

P A R T I – FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
Pope Resources, a Delaware Limited Partnership
September 30, 2010 and December 31, 2009
(Thousands)
	2010	2009
ASSETS
Current assets:
Pope cash and cash equivalents	$412	$6,035
ORM Timber Funds cash and cash equivalents	3,082	1,145
Cash and cash equivalents	3,494	7,180
Student loan auction rate securities, current	-	690
Accounts receivable, net	969	261
Land held for sale	3	367
Current portion of contracts receivable	31	320
Prepaid expenses and other	603	444
Total current assets	5,100	9,262
Properties and equipment, at cost:
Land held for development	26,990	25,872
Land	33,979	25,072
Roads and timber, net of accumulated depletion
of $58,751, and $54,743	166,011	120,457
Buildings and equipment, net of accumulated
depreciation of $7,649, and $7,321	3,842	3,967
Total properties and equipment, at cost	230,822	175,368
Other assets:
Contracts receivable, net of current portion	1,272	1,140
Student loan auction rate securities, non-current	-	796
Other	645	490
Total other assets	1,917	2,426
Total assets	$237,839	$187,056
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities:
Accounts payable	$1,024	$586
Accrued liabilities	1,980	784
Current portion of environmental remediation	119	200
Current portion of long-term debt	30	831
Deferred revenue	529	469
Other current liabilities	216	196
Total current liabilities	3,898	3,066
Long-term liabilities:
Long-term debt, net of current portion	40,875	28,659
Environmental remediation, net of current portion	1,528	1,069
Other long-term liabilities	180	205
Partners' capital and noncontrolling interests:
Partners' capital:
General partners' capital (units outstanding 60 and 60)	1,081	1,103
Limited partners' capital (units outstanding 4,508 and 4,460)	81,229	82,023
Noncontrolling interests	109,048	70,931
Total partners' capital and noncontrolling interests	191,358	154,057
Total liabilities, partners' capital, and noncontrolling interests	$237,839	$187,056

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Pope Resources, a Delaware Limited Partnership
For the Three Months and Nine Months Ended September 30, 2010 and 2009
(Thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Revenue	$8,591	$6,615	$22,646	$15,260
Cost of timber and land sold	(4,566)	(1,946)	(10,997)	(6,026)
Operating expenses	(2,127)	(1,761)	(6,092)	(5,346)
Real estate environmental remediation	(5)	-	(568)	-
General and administrative expenses	(1,004)	(790)	(3,397)	(2,535)
Income from operations	889	2,118	1,592	1,353

Other income (expense):
Interest expense	(493)	(555)	(1,355)	(1,765)
Capitalized interest	142	235	460	853
Debt extinguishment costs	-	(1,137)	(1,250)	(1,137)
Interest income	30	35	91	167
Realized gain on investments	-	-	11	3
Unrealized loss on investments	-	(15)	-	(75)
Total other expense	(321)	(1,437)	(2,043)	(1,954)

Income (loss) before income taxes	568	681	(451)	(601)
Income tax benefit (expense)	37	(1)	25	(6)
Net income (loss)	605	680	(426)	(607)

Net loss attributable to noncontrolling interests:
ORM Timber Funds	445	240	801	711
Net income attributable to unitholders	$1,050	$920	$375	$104

Allocable to general partners	$14	$12	$5	$1
Allocable to limited partners	1,036	908	370	103
Net income attributable to unitholders	$1,050	$920	$375	$104

Income per unit attributable to unitholders:
Basic	$0.23	$0.20	$0.07	$0.02
Diluted	$0.22	$0.20	$0.07	$0.02

Weighted average units outstanding:
Basic	4,567	4,515	4,546	4,545
Diluted	4,603	4,566	4,583	4,585

Distributions per unit	$0.25	$0.20	$0.45	$0.60

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Pope Resources, a Delaware Limited Partnership
Nine Months Ended September 30, 2010 and 2009
(Thousands)
	2010	2009
Net loss	$(426)	$(607)
Adjustments to reconcile net loss to net cash provided by (used in)
operating activities:
Depletion	3,909	1,449
Capitalized development activities, net of reimbursements	(743)	(1,225)
Equity-based compensation	568	467
Excess tax benefit from equity-based compensation	(104)	-
Depreciation and amortization	485	615
(Gain) loss on investments	(11)	72
Deferred taxes	(183)	(140)
Cost of land sold	67	119
Write-off of debt issuance costs	32	-
Gain on fixed asset sales	-	(19)
Increase (decrease) in cash from changes in operating accounts:
Deferred revenue	60	90
Accounts receivable, net	(708)	(312)
Contracts receivable	157	61
Prepaid expenses and other current assets	89	(87)
Accounts payable and accrued liabilities	1,742	(204)
Other current liabilities	20	(145)
Environmental remediation	378	(251)
Other long-term liabilities	(25)	(74)
Other, net	(1)	-
Net cash provided by (used in) operating activities	5,306	(191)

Cash flows from investing activities:
Redemption of investments	1,497	25
Reforestation and roads	(339)	(395)
Other capital expenditures	(235)	(571)
Proceeds from fixed asset sale	-	50
Timberland acquisitions	(58,206)	-
Acquisition deposit	-	(1,927)
Net cash used in investing activities	(57,283)	(2,818)

Cash flows from financing activities:
Repayment of long-term debt	(1,031)	(1,410)
Extinguishment of long-term debt	(18,554)	(8,479)
Proceeds from issuance of long-term debt	31,000	9,800
Debt issuance costs	(283)	(48)
Unit repurchases	(355)	(1,824)
Proceeds from option exercises	573	-
Cash distributions to unitholders	(2,080)	(2,761)
Excess tax benefit from equity-based compensation	104	-
Capital call- ORM Timber Fund II, Inc.	38,800	27,445
Preferred stock issuance- ORM Timber Fund II, Inc.	125	-
Preferred stock distribution- ORM Timber Fund II, Inc.	(8)	-
Net cash provided by financing activities	48,291	22,723

Net increase (decrease) in cash and cash equivalents	(3,686)	19,714
Cash and cash equivalents at beginning of period	7,180	17,978

Cash and cash equivalents at the end of the nine-month period	$3,494	$37,692

See accompanying notes to condensed consolidated financial statements.

 POPE RESOURCES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2010

1.
The condensed consolidated financial statements as of September 30, 2010 and December 31, 2009 and for the three-month periods (quarters) and nine-month periods ended September 30, 2010 and 2009 have been prepared by Pope Resources, A Delaware Limited Partnership (the “Partnership”) pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The condensed consolidated financial statements are unaudited, but, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2009, is derived from the Partnership’s audited consolidated financial statements and notes thereto for the year ended December 31, 2009, and should be read in conjunction with such financial statements. The results of operations for the interim periods are not indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2010.

2.
The financial statements in the Partnership's 2009 annual report on Form 10-K include a summary of significant accounting policies of the Partnership and should be read in conjunction with this Quarterly Report on Form 10-Q.

3.
Basic net earnings per unit are based on the weighted average number of units outstanding during the period. Diluted net earnings per unit are calculated by dividing net income attributable to unitholders, adjusted for non-forfeitable distributions paid out to unvested restricted unitholders, by the weighted average units outstanding during the year plus additional units that would have been outstanding assuming the exercise of in-the-money unit equivalents using the treasury stock method.

The table below displays how we arrived at options used to calculate dilutive unit equivalents and subsequent treatment of dilutive unit equivalents based on net income for the period:

	Quarter Ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Average trading price	$25.75	$23.58	$26.13	$20.54
Total options outstanding	102,810	163,053	102,810	163,053
Less: options with strike price above average trading price (not in-the-money)	(1,869)	(11,056)	(1,869)	(42,469)
Options used in calculation of dilutive unit equivalents	100,941	151,997	100,941	120,584
Net income attributable to Pope Resources’ unitholders	$1,050	$920	$375	$104
Dilutive unit equivalents	36,487	50,835	37,250	39,896
Less: unit equivalents considered anti-dilutive due to net loss in period	-	-	-	-
Dilutive unit equivalents used to calculate dilutive EPS	36,487	50,835	37,250	39,896

The following table shows how we arrived at basic and diluted income per unit:

	Quarter Ended September 30,		Nine months ended September 30,
	2010	2009	2010	2009
Net income attributable to Pope Resources’ unitholders	$1,050	$920	$375	$104
Nonforfeitable distributions paid to unvested restricted unitholders	(16)	(11)	(29)	(34)
Preferred dividends paid to Fund II preferred shareholders	(4)	-	(8)	-
Adjusted net income attributable to unitholders	$1,030	$909	$338	$70
Weighted average units outstanding (in thousands):
Basic	4,567	4,515	4,546	4,545
Dilutive effect of unit equivalents	36	51	37	40
Diluted	4,603	4,566	4,583	4,585

Income per unit: Basic	$0.23	$0.20	$0.07	$0.02

Income per unit: Diluted	$0.22	$0.20	$0.07	$0.02

Options to purchase 102,810 and 163,053 units at prices ranging from $9.30 to $37.73 per unit were outstanding as of September 30, 2010 and 2009, respectively.

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

Restricted Units
As of September 30, 2010, total compensation expense not yet recognized related to non-vested restricted unit awards was $660,000 with a weighted average 14 months remaining to vest.

Restricted units	September 30, 2010
Number outstanding	64,673
Aggregate value	$1,753,000

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

Options Outstanding and Exercisable	September 30, 2010
Number outstanding	102,810
Weighted average exercise price	$15.93
Aggregate intrinsic value	$1,160,000
Weighted average remaining contractual term (yrs)	1.90

5.
Supplemental disclosure of cash flow information: interest paid, net of amounts capitalized, totaled $898,000 and $912,000 for the nine months ended September 30, 2010 and 2009, respectively.   Neither of these interest paid amounts include debt extinguishment costs.  Income taxes paid in the first nine months of 2010 was $5,000 compared to an income tax refund received of $63,000, net of income taxes paid of $7,000 in the first nine months of 2009.

6.	The fair values of cash and cash equivalents and investments held at September 30, 2010 and December 31, 2009 were as follows (in thousands):

	September 30, 2010
		Gross
	Amortized	Unrealized	Estimated
	Cost	Loss	Fair Value
Cash and cash equivalents	$3,494	$-	$3,494

	December 31, 2009
		Gross
	Amortized	Unrealized	Estimated
	Cost	Loss	Fair Value
Cash and cash equivalents	$7,180	$-	$7,180
Securities maturing after ten years:
Auction rate securities, current	925	(235)	690
Auction rate securities, non-current	1,000	(204)	796

During the nine-month period ended September 30, 2010, we liquidated the remaining $1.5 million of auction rate securities held as of December 31, 2009 resulting in a realized gain of $11,000.  This realized gain resulted from the following three transactions:

Date	Description	Proceeds	Basis	Gain/(Loss)
Jan 21st	Pennsylvania Higher Education	$25,000	$18,653	$6,347
Jan 28th	Pennsylvania Higher Education	702,000	671,490	30,510
Mar 5th	Brazos	770,000	796,100	(26,100)
	Total	$1,497,000	$1,486,243	$10,757

For the same period in 2009, we reported an unrealized loss of $75,000 offset by a $3,000 realized gain.  The realized gain for the nine-month period ended September 30, 2009 resulted from a redemption at par for a $25,000 portion of one of the auction rate securities during the second quarter of 2009.  The gain represents the amount by which the redemption proceeds exceeded the basis, as adjusted for previous impairments.

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

The following table provides the fair value measurements of applicable Partnership financial assets according to the levels defined in ASC 820 as of September 30, 2010 and December 31, 2009:

	September 30, 2010
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$3,494	$-	$-	$3,494

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$7,180	$-	$-	$7,180
Auction rate securities, current	-	690	-	690
Auction rate securities, non-current	-	796	-	796
Total financial assets at fair value	$7,180	$1,486	$-	$8,666

8.
Total comprehensive income for the three- and nine-month periods ended September 30, 2010 is $1.1 million and $375,000, respectively, which is solely net income for the periods presented.  Total comprehensive income for the three-month period ended September 30, 2009 was $648,000 which includes net income for the quarter offset by an unrealized loss of $32,000 on auction rate securities.  Total comprehensive loss for the nine-month period ended September 30, 2009 was $498,000 which consists of net loss of $607,000 offset by an unrealized gain of $109,000 on auction rate securities.

9.
The Partnership has two general partners: Pope MGP, Inc. and Pope EGP, Inc. In total, these two entities own 60,000 partnership units. The allocation of distributions and loss between the general and limited partners is pro rata among all units outstanding.

10.
In the presentation of the Partnership’s revenue and operating income (loss) by segment all intersegment revenue and expense is eliminated to determine externally reported operating income (loss) by business segment. The tables that follow reconcile internally reported income (loss) from operations to externally reported income (loss) from operations by business segment, for the quarters and nine-month periods ended September 30, 2010 and 2009:

	Fee Timber			Timberland
	Pope			Management
Three Months Ended	Resources	Timber	Total	&	Real	General &
September 30, (Thousands)	Timber	Funds	Fee Timber	Consulting	Estate	Adminstrative	Consolidated
2010
Revenue internal	$6,581	$1,721	$8,302	$412	$340	$-	$9,054
Eliminations	(54)	-	(54)	(397)	(12)	-	(463)
Revenue external	6,527	1,721	8,248	15	328	-	8,591

Cost of timber and land sold	(2,915)	(1,648)	(4,563)	-	(3)	-	(4,566)

Operating, general and
administrative expenses internal	(845)	(566)	(1,411)	(361)	(823)	(1,004)	(3,599)
Eliminations	12	394	406	57	-	-	463
Operating, general and
administrative expenses external	(833)	(172)	(1,005)	(304)	(823)	(1,004)	(3,136)

Income (loss) from operations
internal	2,821	(493)	2,328	51	(486)	(1,004)	889
Eliminations	(42)	394	352	(340)	(12)	-	-
Income (loss) from operations
external	$2,779	$(99)	$2,680	$(289)	$(498)	$(1,004)	$889

2009
Revenue internal	$2,905	$3	$2,908	$269	$3,726	$-	$6,903
Eliminations	(46)	-	(46)	(230)	(12)	-	(288)
Revenue external	2,859	3	2,862	39	3,714	-	6,615

Cost of timber and land sold external	(1,752)	-	(1,752)	-	(194)	-	(1,946)

Operating, general and
administrative expenses internal	(689)	(302)	(991)	(252)	(806)	(790)	(2,839)
Eliminations	12	221	233	55	-	-	288
Operating, general and
administrative expenses external	(677)	(81)	(758)	(197)	(806)	(790)	(2,551)

Income (loss) from operations
internal	464	(299)	165	17	2,726	(790)	2,118
Eliminations	(34)	221	187	(175)	(12)	-	-
Income (loss) from operations
external	$430	$(78)	$352	$(158)	$2,714	$(790)	$2,118

	Fee Timber			Timberland
	Pope			Management
Nine Months Ended	Resources	Timber	Total	&	Real		General &
September 30, (Thousands)	Timber	Funds	Fee Timber	Consulting	Estate		Adminstrative	Consolidated
2010
Revenue internal	$18,504	$3,427	$21,931	$1,002	$844		$-	$23,777
Eliminations	(108)	-	(108)	(987)	(36)		-	(1,131)
Revenue external	18,396	3,427	21,823	15	808		-	22,646

Cost of timber and land sold	(8,014)	(2,977)	(10,991)	-	(6)		-	(10,997)

Operating, general and
administrative expenses internal	(2,443)	(1,385)	(3,828)	(1,041)	(2,922)		(3,397)	(11,188)
Eliminations	39	971	1,010	121	-		-	1,131
Operating, general and
administrative expenses external	(2,404)	(414)	(2,818)	(920)	(2,922	) *	(3,397)	(10,057)

Income (loss) from operations
internal	8,047	(935)	7,112	(39)	(2,084)		(3,397)	1,592
Eliminations	(69)	971	902	(866)	(36)		-	-
Income (loss) from operations
external	$7,978	$36	$8,014	$(905)	$(2,120)		$(3,397)	$1,592
*Includes $563,000 of non-recurring environmental remediation expense

2009
Revenue internal	$10,254	$4	$10,258	$1,182	$4,609		$-	$16,049
Eliminations	(121)	-	(121)	(632)	(36)		-	(789)
Revenue external	10,133	4	10,137	550	4,573		-	15,260

Cost of timber and land sold external	(5,672)	-	(5,672)	-	(354)		-	(6,026)

Operating, general and
administrative expenses internal	(2,203)	(891)	(3,094)	(883)	(2,158)		(2,535)	(8,670)
Eliminations	36	623	659	130	-		-	789
Operating, general and
administrative expenses external	(2,167)	(268)	(2,435)	(753)	(2,158)		(2,535)	(7,881)

Income (loss) from operations
internal	2,379	(887)	1,492	299	2,097		(2,535)	1,353
Eliminations	(85)	623	538	(502)	(36)		-	-
Income (loss) from operations
external	$2,294	$(264)	$2,030	$(203)	$2,061		$(2,535)	$1,353

11.
On June 10, 2010, the Partnership entered into a new $20.0 million term loan agreement with Northwest Farm Credit Services (NWFCS). Proceeds from this new term loan were used to retire a term loan from John Hancock Life Insurance Company (JHLIC) due in April 2011 and fund a make-whole premium of $1.2 million due on retirement of that timberland mortgage. On September 1, 2010, ORM Timber Fund II (Fund II) entered into an $11.0 million term loan agreement with Metropolitan Life Insurance Company (MetLife) due in August 2020.  Proceeds from this loan were used to acquire 25,000 acres of timberlands on behalf of Fund II during the third quarter of 2010.  The MetLife loan has a maximum loan to value ratio of 40%, measured as of December 31st of each year.  Following funding of the new term loans and retirement of the final JHLIC term loan, the Partnership had the following long-term debt outstanding as of September 30, 2010 with staggered maturity dates as follows:

(Amounts in thousands:)	Sep-10	Dec-09
Pope Resources debt:
Mortgage payable to NWFCS, collateralized by timberlands, comprised of three tranches as follows:
Five-year tranche, interest at 4.10% with monthly interest-only
payments. Matures in July 2015.	$5,000	$-

Seven-year tranche, interest at 4.85% with monthly interest-
only payments. Matures in July 2017.	5,000	-

Fifteen-year tranche, interest at 6.05% with monthly interest-
only payments. Matures in July 2025.	10,000	-
	20,000	-

Mortgage payable to NWFCS, interest at 6.4%, collateralized by timberlands with monthly interest-only payments. Matures in September 2019.	9,800	9,800

Mortgage payable to JHLIC, interest at 7.63%, collateralized by timberlands with monthly interest payments and annual principal payments. Matures in April 2011.	-	19,303

Local improvement district assessments, with interest ranging from 5.03% to 6.5%.	-	260
Total Partnership debt	29,800	29,363

ORM Timber Funds debt:
Fund I note payable to the City of Tacoma, with interest at 4.5%, with monthly principal and interest payments maturing January 2014.	105	127

Fund II mortgage payable to MetLife, interest at 4.85%, collateralized by Fund II timberlands with quarterly interest payments maturing August 2020.	11,000	-
Total ORM Timber Funds debt	11,105	127
Consolidated debt	$40,905	$29,490

The Partnership's long-term debt is not actively traded and, as such, fair values were estimated using discounted cash flow analyses, based on the Partnership’s current estimated incremental borrowing rates for similar types of borrowing arrangements, which are considered level 3 inputs.  As of September 30, 2010 and December 31, 2009, consolidated fixed-rate debt outstanding had a fair value of approximately $44.3 million and $30.5 million, respectively.

In connection with the new term loan, the Partnership’s revolving line of credit with NWFCS was extended from August 2011 to August 2013 and reduced from $35 million to $20 million.  Unamortized loan fees of approximately $32,000 were written off in connection with the second quarter mortgage refinancing.

12.
The Partnership has an accrual for estimated environmental remediation costs of $1.6 million and $1.3 million as of September 30, 2010 and December 31, 2009, respectively.  The environmental remediation liability represents estimated payments to be made to monitor and remedy certain areas in and around the townsite and millsite of Port Gamble, Washington.  A draft Sawmill Site Feasibility Study Report was completed during the quarter ended June 30, 2010 that suggested changes in remediation alternatives such that we considered an increase in our accrual for estimated remediation costs necessary.  As such, during the quarter ended June 30, 2010 we modified the cost assumptions used in the statistical modeling process resulting in an increase in the reserve for environmental remediation of $563,000.  The Monte-Carlo simulation model by which we estimate this liability indicated a range of potential liability from $463,000 to $3.3 million compared to a range of $145,000 to $2.9 million the last time we ran this model at December 31, 2009.  This represents a two-standard-deviation range from the mean of possible outcomes generated by the modeling process used to estimate this liability.  Review of the draft Sawmill Site Feasibility Study Report by the Washington State Department of Ecology (Ecology) and certain other stakeholders was delayed during the third quarter of 2010. We estimate this delay will further defer the Cleanup Action Process by at least a quarter.

In addition, approximately $6,000 of the environmental remediation accrual represents the maximum portion of the agreed-upon investigative costs yet to be paid by the Partnership in connection with the Port Ludlow Resort Community. While we have not concluded that we have an obligation to remediate, the investigation is intended to inform our evaluation of the buyer’s belief that remediation is necessary for contamination found on the site and whether or not the Partnership has liability.

13.
ORM Timber Fund II, Inc. (Fund II), acquired 25,000 acres of timberland in two separate transactions during the third quarter of 2010 for $58.2 million.  These acquisitions were funded with $47.2 million of equity capital and an $11 million timberland mortgage from MetLife.  The Partnership’s co-investment in these acquisitions was approximately $9.7 million which includes 20% of the equity capital called to fund the acquisitions plus working capital.

14.
On January 4, 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements (ASU 2010-06). ASU 2010-06 requires additional disclosure within the roll forward activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, ASU 2010-06 requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Level 2 and Level 3. ASU 2010-06 was adopted for the Partnership’s first quarter ending June 30, 2010, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements, for which disclosures are not required until the Partnership’s first quarter of fiscal 2011. During the third quarter of fiscal 2010, the Partnership did not have any transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy. The adoption of the additional disclosures for Level 1 and Level 2 fair value measurements did not have an impact on the Partnership’s financial position, results of operations or cash flows. The Partnership is currently evaluating the potential impact of the disclosures regarding Level 3 fair value measurements.

Recently, the FASB has issued a number of proposed Accounting Standards Updates (ASUs). Those proposed ASUs are as follows:

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

15.
In 2010, the Human Resources Committee adopted a new incentive compensation program to reward selected management employees who provide services to the Partnership that builds long-term unitholder value. The Committee believes this new program offers enhanced transparency, simplified administration, and improved alignment with unitholders compared to the program it replaced.  The program has two components – the Performance Restricted Unit (“PRU”) plan and the Long-Term Incentive Plan (“LTIP”). Both components have a long-term emphasis, with the PRU plan focused on annual decision making and performance, and the LTIP focused on 3-year performance of the Partnership’s publicly traded units relative to a group of peer companies. For the three- and nine-month periods ended September 30, 2010, we accrued $234,000 and $948,000, respectively, which represent estimates of the cash payout component of the program as of the end of 2010’s third quarter.  Compensation expense relating to the performance restricted units will be recognized over the four year future service period.  No equity grants pursuant to this new program have yet been made and, as such, no equity compensation expense related to this program has been recognized in 2010.  A program summary has been filed as part of this Form 10-Q (Exhibit 32.3).

The new incentive compensation program does not affect the existence or availability of the 2005 Unit Incentive Plan (See Note 4) or change its terms.  The 2005 Unit Incentive Plan provides a one-way linkage to the new program because it (2005 Plan) has already established the formal framework by which unit grants, options, etc., can be issued.  More specifically, the 2005 Plan has an impact on the mechanics of how that portion of the new program that awards equity is implemented.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains a number of projections and statements about our expected financial condition, operating results, and business plans and objectives. These statements reflect our management's estimates and present intentions based on our current goals, in light of currently known circumstances and management's expectations about future developments. Statements about expectations, plans and future performance are “forward looking statements” within the meaning of applicable securities laws. Because these statements describe our goals, objectives and anticipated performance, they are inherently uncertain, and some or all of these statements may not come to pass. Accordingly, you should not interpret these statements as promises that we will perform at a given level or that we will take any or all of the actions we currently expect to take. Our future actions, as well as our actual performance, will vary from our current expectations, and under various circumstances these variations may be material and adverse. Some of the factors that may cause our actual operating results and financial condition to fall short of our expectations are set forth in the part of this report entitled “Item 1A: Risk Factors” below and other factors discussed elsewhere in this report or in our annual report on Form 10-K for the fiscal year ended December 31, 2009. Some of the issues that may have an adverse and material impact on our business, operating results and financial condition include economic conditions that affect consumer demand for our products and the prices we receive for them; the implications of significant indirect sales to overseas customers, including currency translation, regulatory and tax matters; the effect of financial market conditions on our investment portfolio and related liquidity; environmental and land use regulations that limit our ability to harvest timber and develop property; access to debt financing by our customers as well as ourselves; risks associated with our credit refinancing plans and objectives and the attendant potential for impacts on our liquidity; and other risks and uncertainties which are discussed in our other filings with the Securities and Exchange Commission. The forward-looking statements in this report reflect our estimates as of the date of the report, and we cannot undertake to update these statements as our business operations and environment change.

This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included with this report.

EXECUTIVE OVERVIEW

Pope Resources, A Delaware Limited Partnership (“we” or the "Partnership"), was organized in late 1985 as a result of a spin-off by Pope & Talbot, Inc. (“P&T”). We are engaged in three primary businesses. The first, and by far most significant segment in terms of owned assets, revenues, income and operations, is the Fee Timber segment. This segment includes timberlands owned directly by the Partnership and operations of both ORM Timber Fund I, LP (“Fund I”) and ORM Timber Fund II, Inc. (“Fund II” and collectively the “Funds”). Operations in this segment consist of growing timber to be harvested as logs for sale to domestic manufacturers and export brokers. The second most significant business in terms of total assets owned is the development and sale of real estate. Real Estate activities primarily take the form of securing permits, entitlements, and, in some cases, installing infrastructure for raw land development and then realizing that land’s value through the sale of larger parcels to buyers who will take the land further up the value chain, either to home buyers or to operators and lessors of commercial property. Since these land projects span multiple years, the Real Estate segment may incur losses for multiple years while a project is developed until that project is sold resulting in operating income. Our third business segment, Timberland Management & Consulting, consists of raising investment capital from third parties for investment in timberland through private equity investment vehicles like the Funds. An additional aspect of this segment’s activities is the provision of timberland management and related services for a fee to both the Funds and other third-party owners of timberland.

Our current strategy for adding timberland acreage is centered on our private equity timber fund business model, which consists of raising investment capital from third-party investors and investing that capital in timberland for a fee. We have raised two timber funds and have $150 million in assets under management.  Our 20% co-investment in the Funds, which totals $28 million, affords us a share of the Funds’ operating cash flows while allowing us to earn annual asset management and timberland management fees as well as incentive fees based upon the overall success of each fund. Management also believes that this strategy allows us to maintain more sophisticated expertise in timberland acquisition, valuation, and management than could be cost-effectively maintained for the Partnership’s timberlands alone.

During periods in which the U.S. and, to a much lesser extent, Asian residential real estate markets perform poorly, we tend to experience diminishing financial performance in both our Fee Timber and Real Estate segments. In Fee Timber, declines in building construction affect log prices and volumes directly.  As discussed below in greater detail, we may choose to reduce our harvest during these periods so as to avoid liquidating our timber assets at low prices, an opportunity afforded to us by our relatively low leverage and our relatively low-cost operating model.

Land held for sale in western Washington by our Real Estate segment is suitable primarily for residential and commercial building sites. The markets for these products have recently suffered along with regional and national markets, producing a decline in our sales. Our Real Estate challenges center around how and when to “harvest” a parcel of land and capture the optimum value increment by selling the property, balancing the long-term risks of carrying and developing a property against the potential for income and positive cash flows upon sale.

We have a unit repurchase program which permits repurchases through December 2010.  As of September 30, 2010, we have repurchased approximately 125,000 units with a weighted average unit purchase price of $19.98 and we have an unutilized authorization for unit repurchases of $2.5 million.

RESULTS OF OPERATIONS

The following table reconciles and compares key revenue and cost elements that impacted our net income for the respective quarter and year-to-date periods ended September 30, 2010 and September 30, 2009. In addition to the table’s numerical analysis, the explanatory text that follows the table describes certain of these changes by business segment.

	Quarter Ended	Nine Months Ended
	September 30,	September 30,
	Total	Total

Net income attributable to unitholders:
2010 period	$1,050	$375
2009 period	920	104
Variance	$130	$271

Detail of earnings variance:
Fee Timber
Log price realizations (A)	$1,666	$3,354
Log volumes (B)	3,676	8,001
Depletion	(1,304)	(2,460)
Production costs	(1,507)	(2,860)
Other Fee Timber	(203)	(51)
Timberland Management & Consulting
Management fee changes	(20)	(531)
Other Timberland Management & Consulting	(111)	(171)
Real Estate
Environmental remediation liability	(5)	(568)
Land sales	(3,120)	(3,262)
Other Real Estate	(87)	(351)
General & administrative costs	(214)	(862)
Net interest expense	1,101	1,078
Debt extinguishment costs	-	(1,250)
Other (taxes, noncontrolling interest, unrealized loss)	258	204
Total variance	$130	$271

(A)	Price variance calculated by extending the change in average realized price by current period volume.
(B)	Volume variance calculated by extending change in sales volume by the average log sales price for the comparison period.

Fee Timber

Fee Timber results include operations from 114,000 acres of timberland owned by the Partnership and 61,000 acres of timberland owned by the Funds.  Fee Timber revenue is earned primarily from the harvest and sale of logs from these timberlands which are located in western Washington and northwestern Oregon and, to a lesser extent, from leasing cellular communication towers and selling gravel and other resources from our timberlands. Revenue from the sale of timberland tracts will also appear in this segment’s results on the relatively infrequent occasions when those transactions occur. Our Fee Timber revenue is driven primarily by the volume of timber harvested which is generally expressed in thousand board feet (MBF) or million board feet (MMBF). Fee Timber expenses, which consist predominantly of depletion, harvest and transportation costs, vary directly and roughly proportionately with harvest volume and the resulting revenues.  Revenue and costs related to harvest activities on timberland owned by the Funds are consolidated into this discussion of operations.

Planned Harvest for 2010.  We began 2010 with a plan to harvest 32 MMBF, representing a 47% harvest volume deferral from our estimate of long-term sustainable harvest of 60 MMBF, as calculated prior to the recent Fund II acquisitions. As the first quarter progressed, we responded to improved domestic and export market conditions by moving more of our planned harvest volume forward and, given the improvement in log markets, we have harvested more volume in the first nine months of 2010 than originally planned for the entire year.  Our harvest volume for the year is now expected to total approximately 53 MMBF.  While this constitutes a significant increase over the harvest volume for 2009, it will still be considerably less than our sustainable harvest level following the recent additions to the Fund II portfolio.

When discussing our Fee Timber operations, we compare current results to both the previous quarter and the corresponding quarter of the prior year. These comparisons offer an understanding of trends in market price and patterns of harvest volumes that affect Fee Timber operating results. Revenue and operating income for the Fee Timber segment for the quarters ended September 30, 2010, June 30, 2010 and September 30, 2009 were as follows:

($ Million) Quarter Ended	Log Sale Revenue	Mineral, Cell Tower & Other Revenue	Total Fee Timber Revenue	Operating Income/(loss)	Harvest Volume (MBF)
Pope Resources Timber	$6.1	$0.4	$6.5	$2.8	12,226
Timber Funds	1.7	0.0	1.7	(0.1)	3,645
Total Fee Timber September 30, 2010	$7.8	$0.4	$8.2	$2.7	15,871

Pope Resources Timber	$6.1	$0.3	$6.4	$3.0	11,654
Timber Funds	1.4	-	1.4	0.1	2,803
Total Fee Timber June 30, 2010	$7.5	$0.3	$7.8	$3.1	14,457

Pope Resources Timber	$2.5	$0.4	$2.9	$0.4	6,396
Timber Funds	-	-	-	(0.1)	-
Total Fee Timber September 30, 2009	$2.5	$0.4	$2.9	$0.3	6,396

Comparing Q3 2010 to Q2 2010. Fee Timber revenue for the third quarter of 2010 increased $435,000, or 6%, from the second quarter of 2010.  Revenue increased due to a 1.4 MMBF, or 10%, increase in volume harvested partially offset by a $24/MBF, or 5%, decrease in average log price realized. In spite of higher revenue, operating income for the third quarter 2010 was $374,000 lower than the period ended June 30, 2010.  This is a result of third quarter’s harvest units carrying higher logging and haul costs as well as a higher proportion of volume from the Funds, which carry a higher depletion rate.

Comparing Q3 2010 to Q3 2009. Fee Timber revenue and operating income for the third quarter of 2010 were $5.3 million and $2.4 million higher, respectively, than the comparable period in the prior year.  The increase in revenue and operating income is due to a 9.5 MMBF, or 148%, increase in harvest volume coupled with a $105/MBF, or 27%, increase in average log price realized. Harvest volume increased in the third quarter of 2010 over 2009 to take advantage of strengthening log markets experienced in 2010.  This log price increase, while slightly off from the second quarter of 2010, reflects continued strength in log markets that began in the first quarter of 2010 over 2009.  Another factor that contributed to improved quarterly log price comparisons was the lower quality pulpwood stands harvested in 2009 which acted to pull down the 2009 average log price compared when compared to third quarter 2010.

Revenue and operating income for the Fee Timber segment for the year-to-date periods ended September 30, 2010, June 30, 2010 and September 30, 2009 were as follows:

($ Million) Nine Months Ended	Log Sale Revenue	Mineral, Cell Tower & Other Revenue	Total Fee Timber Revenue	Operating Income/(loss)	Harvest Volume (MBF)
Pope Resources Timber	$17.3	$1.1	$18.4	$8.0	35,472
Timber Funds	3.1	0.3	3.4	-	6,448
Total Fee Timber September 30, 2010	$20.4	$1.4	$21.8	$8.0	41,920

Pope Resources Timber	$9.1	$1.0	$10.1	$2.3	22,261
Timber Funds	-	-	-	(0.3)	-
Total Fee Timber September 30, 2009	$9.1	$1.0	$10.1	$2.0	22,261

Comparing YTD 2010 to YTD 2009. Fee Timber revenue and operating income for the first nine months of 2010 were $11.7 million and $6.0 million higher, respectively, than the same period in 2009.  This is a result of a 19.7 MMBF, or 88%, increase in harvest volume combined with a $80/MBF, or 20%, increase in average log price realized. Harvest volume was increased as log markets strengthened relative to 2009.

ORM Timber Funds.  The Funds are consolidated into our financial statements, with the 80% of these Funds owned by third parties reflected in our Statement of Operations under the caption “Net loss attributable to noncontrolling interest-ORM Timber Funds.” We deferred harvesting from each of the Funds’ tree farms in the first quarter of 2010 in anticipation of weak log markets.  However, given improvements in domestic and export log markets in the first quarter, we began harvesting from the Funds’ tree farms during the second quarter to take advantage of higher prices.  The Funds generated $1.7 million of revenue in the third quarter of 2010 compared with revenue of $1.4 million in the second quarter of 2010. The Funds generated no revenue in the third quarter of 2009. The Funds generated an operating loss of $99,000 for the quarter ended September 30, 2010, compared to operating income of $64,000 in the second quarter of 2010 and an operating loss of $78,000 in the third quarter of 2009. The increase in the third quarter operating loss is a result of an increase in depletion expense in the Funds in connection with increased harvest levels.  The Funds have a higher basis and, as a result, higher depletion expense than the Partnership’s timberlands.

Revenue generated by the Funds for the nine months ended September 30, 2010 was $3.4 million compared to $4,000 for the prior year’s first three quarters. The Funds had operating income of $36,000 in the period ended September 30, 2010 compared to an operating loss of $264,000 for the three quarters of 2009.  The increase in year-to-date 2010 operating income is primarily a result of the small Fund I land sale in the first quarter of 2010.

Log Volume

The Partnership harvested the following log volumes by species from its timberlands for the quarters ended September 30, 2010, June 30, 2010 and September 30, 2009:

Log sale volumes (MBF):		Quarter Ended
		Sep-10	% Total	Jun-10	% Total	Sep-09	% Total
Sawlogs	Douglas-fir	10,804	68%	10,734	74%	2,527	40%
	Whitewood	1,527	9%	1,323	9%	282	4%
	Cedar	175	1%	130	1%	434	7%
	Hardwood	275	2%	218	2%	310	5%
Pulpwood	All Species	3,090	20%	2,052	14%	2,843	44%
Total		15,871	100%	14,457	100%	6,396	100%

Comparing Q3 2010 to Q2 2010. Harvest volume for the quarter ended September 30, 2010 represents approximately 30% of our revised harvest expectation for 2010 of 53 MMBF, and is roughly 10% higher than the harvest volume in the quarter ended June 30, 2010.  Demand for logs from China throughout 2010 has helped to support overall log prices despite a weakening domestic market.  This market strength versus 2009 led us to add incremental harvest units in order to secure favorable log prices into the third quarter of 2010.

Comparing Q3 2010 to Q3 2009. In comparing the third quarter 2010 harvest volumes against the comparable period in 2009, we harvested approximately 30% of our revised harvest expectation for 2010 of 53 MMBF, as compared to third quarter 2009 when we harvested 20% of a lower actual annual volume of 32 MMBF for that year.  The increase in harvest activity between quarters was due to our decision to accelerate harvest in 2010 in response to unexpected market strength due to active export buying.  Pulpwood volume represented 44% of total volume in the third quarter of 2009 versus 20% for the current quarter. This mix variance reflected the historic low prices for sawlogs we saw in 2009 and our decision in response to conserve higher value sawlogs for later harvest and emphasize instead the harvest in 2009 of units with a high proportion of low- quality pulpwood.

The Partnership harvested the following log volumes by species from its timberlands for the nine months ended September 30, 2010 and September 30, 2009:

Log sale volumes (MBF):		Nine Months Ended
		Sep-10	% Total	Sep-09	% Total
Sawlogs	Douglas-fir	30,561	73%	15,010	67%
	Whitewood	3,337	8%	554	3%
	Cedar	451	1%	678	3%
	Hardwood	582	1%	700	3%
Pulpwood	All Species	6,989	17%	5,319	24%
Total		41,920	100%	22,261	100%

Comparing YTD 2010 to YTD 2009. The 42 MMBF harvested during the nine months ended September 30, 2010 is nearly 80% of our revised full-year harvest expectation for 2010 of 53 MMBF, compared to the first nine months of 2009, when we harvested 70% of the total actual annual harvest of 32 MMBF.  Strong Chinese export markets, and to a lesser extent Korean markets, prompted our decision to increase harvest volume above 2009’s level.  This strong export market has helped support sawlog prices despite a weakening domestic market as domestic sawmills have had to increase log prices to compete for volume diverted to export markets.  Log volumes harvested in 2009 included a higher proportion of pulpwood due to our decision to focus harvest on lower quality timber stands to conserve higher value sawlog volume for better market conditions.

Log Prices

Logs from the Partnership’s tree farms serve a number of different domestic and export markets, with domestic mills historically representing our largest market segment. Throughout 2010, the relative strength of the Chinese export market has been a driving force for much of our log pricing.  In contrast to the Japanese export market that has historically only diverted logs to Asia at the top end of the quality spectrum, the Chinese market accepts a log quality that is comparable to that which typically goes to the domestic market.  Logs flowing from the Pacific Northwest to China through the first nine months of 2010 increased almost ten-fold from volumes shipped in the comparable period in 2009.  Notwithstanding the low level of domestic housing starts, this increased export demand helped to keep upward pressure on domestic log prices throughout 2010.

While we experienced significant strengthening of log prices in the first half of 2010 relative to 2009, we saw a slight drop in log prices in the third quarter. Notwithstanding this price dip, prices remain substantially higher than 2009. We realized the following log prices for the quarters ended September 30, 2010, June 30, 2010, and September 30, 2009 and the nine-month periods ended September 30, 2010 and 2009:

		Quarter Ended
		Sep-10	Jun-10	Sep-09
Sawlogs	Douglas-fir	$549	$556	$393
	Whitewood	439	483	279
	Cedar	1,045	950	832
	Hardwood	487	503	439
Pulpwood	All Species	296	311	321
Overall		493	517	388

		Change to September 2010
		Jun-10		Sep-09
		$/MBF	%	$/MBF	%
Sawlogs	Douglas-fir	$(7)	-1%	$156	40%
	Whitewood	(44)	-9%	160	57%
	Cedar	95	10%	213	26%
	Hardwood	(16)	-3%	48	11%
Pulpwood	All Species	(15)	-5%	(25)	-8%
Overall		(24)	-5%	105	27%

The overall log price realized in the third quarter of 2010 dropped $24/MBF, or 5%, from the second quarter of 2010, as supply caught up to demand and some customers put suppliers on quotas to control inventory.  In addition, our slightly higher pulpwood weighting, which increased from 14% in the second quarter to 20% in the third quarter, helped to pull down the overall log price realization.  The $105/MBF, or 27% increase  in overall log price from the third quarter of 2009 to the third quarter of 2010 is attributable to strong Chinese export markets competing with a domestic market that had come off cyclical lows in 2009. In addition, the third quarter 2009 log price average reflected a high percentage of low value pulpwood compared to that seen in the third quarter of 2010, 44% vs. 20%, respectively.

		Nine Months Ended
		Sep-10			Sep-09
			∆ from Sep-10 to Sep-09
			$/MBF	%
Sawlogs	Douglas-fir	$527	$93	21%	$434
	Whitewood	446	160	56%	286
	Cedar	936	97	12%	839
	Hardwood	495	53	12%	442
Pulpwood	All Species	302	19	7%	283
Overall		487	80	20%	407

The overall log price realized year-to-date in 2010 increase $80/MBF, or 20%, from the comparable period in 2009, primarily due to the same export/domestic market dynamics mentioned above. In addition, the 2009 year-to-date log price average reflected a high percentage of low value pulpwood compared to that seen in the 2010’s year-to-date totals, 24% vs. 17%, respectively.

Douglas-fir: Douglas-fir is noted for its structural characteristics that make it generally preferable to other softwoods and hardwoods for the production of construction grade lumber and plywood. Demand and price for Douglas-fir sawlogs has historically been very dependent upon the level of new home construction in the U.S.  Douglas-fir log prices realized in 2010 reflect some softening of this direct link between Douglas-fir sawlog prices and domestic housing starts with a dramatic increase in demand from China for Douglas-fir sawlogs sourced from the Pacific Northwest.

The rally in Douglas-fir sawlogs began in early 2010 with participants in the domestic supply chain for lumber increasing demand for logs in response to declining inventories.  This increase in domestic demand coincided with an increase in export market demand from China, and to a lesser extent Korea.  Single-family home starts remained at approximately 500,000 units during 2010, compared to approximately 1.7 million at its peak in 2005.  The aforementioned inventory issue was largely addressed by domestic producers in the first quarter of 2010 and with continued paucity of housing starts, we saw sawmills quickly return in the second quarter to production levels sufficient to meet anemic domestic demand.  In the absence of strong export market demand this would have caused a decline in log prices; however, there was continued strength in the export market to China which created competition for Douglas-fir sawlogs.  This competition resulted in a $156/MBF, or 40%, increase in Douglas-fir log prices for the current quarter compared to the comparable period in 2009. Although Douglas-fir log prices retreated $7/MBF, or 1%, from the second quarter of 2010 as a result of softening domestic sawlog markets, prices are still considerably stronger than 2009. For the nine-month period ended September 30, 2010 the price realized on Douglas-fir sawlogs was up $93/MBF, or 21%, from the comparable period in 2009 as a result of the aforementioned competition between domestic mills and export markets.

Whitewood: “Whitewood” is a term used to describe several softwood species, but for us primarily refers to western hemlock.  Though generally considered to be of a lower quality than Douglas-fir, these logs are also used for manufacturing lumber and plywood.  In addition, there is a modest export market for whitewood logs, with most of this volume going to Korea.  Similar to Douglas-Fir, whitewood prices declined in the third quarter of 2010 by $44/MBF, or 9%, over the second quarter of 2010 as a result of a softening in the domestic and export markets.  Whitewood prices increased $160/MBF, or 57%, in the third quarter of 2010 compared to the third quarter of 2009 primarily as a result of stronger export log markets in 2010.  For the nine months ended September 30, 2010 the price realized on whitewood sawlogs was up $160/MBF, or 56%, versus the nine months ended September 30, 2009, driven by the relative strength in the export log markets in 2010 from 2009.

Cedar: Cedar is a minor component in most upland timber stands and is generally used for outdoor applications such as fencing, siding and decking. Although there is a link between demand for these products and housing starts, this link is not as strong as with most other softwood species. A small spike in demand from buyers helped drive a 10% increase in cedar prices in the third quarter of 2010 when compared to the second quarter of 2010 and a 26% increase from the third quarter of 2009.  This same spike in demand caused cedar prices to increase $97/MBF, or 12%, in the nine-month period ended September 30, 2010 versus the comparable period in 2009.

Hardwood: “Hardwood” can refer to many different species, but on our tree farms primarily consists of red alder. The local mills that process red alder sawlogs are using the resource to manufacture lumber for use in furniture and cabinet construction. Hardwood prices dropped 3% from the second to the third quarter of 2010, but increased 11% when compared to the third quarter of 2009.  This reflects continued modest demand for lumber, which came at a time when some mills had relatively low inventories.  For the nine months ended September 30, 2010, hardwood sawlog prices increased $53/MBF, or 12%, when compared with the same period in 2009 in response to the aforementioned lumber demand in 2010.

Pulpwood: Pulpwood is a lower quality log of any species that is manufactured into wood chips. These chips are used primarily to make a full range of pulp and paper products from unbleached linerboard, used in paper bags and cardboard boxes, to fine paper and specialty products. The pulpwood market has enjoyed relative strength over the last couple of years as a direct result of sawmills taking significant downtime in response to the slowdown in housing starts.  Sawmills typically provide the bulk of the chips used by pulp manufacturers, so curtailed sawmill production helped to push up the price of pulpwood sold directly to pulp mills. For the quarter ended September 30, 2010, pulpwood prices were down 5% from the second quarter of 2010 and 8% from the same period in 2009.  For the nine months ended September 30, 2010, pulpwood prices were up $19/MBF, or 7%, when compared to the comparable period in 2009.

Customers

The table below categorizes timber sold by customer type for the quarters ended September 30, 2010, June 30, 2010 and September 30, 2009:

	Q3 2010			Q2 2010			Q3 2009
	Volume			Volume			Volume
Destination	MBF	%	Price	MBF	%	Price	MBF	%	Price
Domestic mills	8,135	51%	$536	8,279	57%	$553	3,387	53%	$436
Export brokers	4,646	29%	549	4,126	29%	549	166	3%	551
Pulpwood	3,090	20%	296	2,052	14%	311	2,843	44%	321
Total	15,871	100%	$493	14,457	100%	$517	6,396	100%	$388

Comparing Q3 2010 to Q2 2010. Volume sold to domestic mills declined to 51% of total volume for Q3 2010 from 57% in Q2 2010.  This shift in volume, due to the variability of the timber stands being harvested, went instead to the pulpwood market which increased from 14% of volume in Q2 to 20% of volume in Q3. Volume sold to the export market represented 29% of total volume in both Q2 and Q3 indicating the relative strength of the export market to China in the face of weak domestic demand.  Log prices declined in Q3 relative to Q2 by 3% for volume sold to domestic mills and remained flat to export brokers.  The largest decline in price came from pulp mills where log prices dropped nearly 5% in concert with higher pulpwood inventories as harvest volumes in the Pacific Northwest broadly increased over the summer months in response to strengthening log prices.

Overall average log price declined 5% in the third quarter of 2010 from the second quarter of 2010 due to the impact of slack domestic demand for logs.  Log exporters bid for log volume to divert those logs from the domestic market, but weaker domestic market demand reduced the price pressure needed for export brokers to secure log volume.  As such, export demand helped to maintain log prices when domestic markets softened in response to weak demand for lumber.

Comparing Q3 2010 to Q3 2009. Volume sold to export brokers as a percentage of total harvest increased to 29% in Q3 2010 from 3% for the comparable period in the prior year.  When comparing the third quarter of 2010 to the same period in 2009, increased log sales to the Chinese and Korean export markets in 2010 account for a notable shift in volume away from domestic mills to export brokers.  Our relatively low volume percentage sold to the export market in 2009 reflects logs destined for Japan where we were realizing higher prices for higher quality wood. By contrast, logs sold to the Chinese and Korean markets in 2010 were of a lower quality and, accordingly, represented a lower-priced export product.  Notwithstanding the drop in log quality, our realized export prices remained flat, decreasing only $2/MBF from third quarter 2009 to third quarter 2010, but the reader should not draw too many conclusions from the very low volume produced for the export market in 2009’s third quarter.  In 2009, we focused harvest generally on lower quality timber with a higher proportion of pulpwood to preserve higher quality sawlogs for a later time when markets improved.  This tactic served to inflate the percentage of our overall volume sold into the pulpwood market to 44% in the third quarter of 2009.  As the domestic markets have strengthened in 2010, volumes sold to pulpwood customers have declined to 20% in the third quarter of 2010, with pulpwood prices down $25/MBF, or 8%.

Overall average log price increased 27% in the third quarter of 2010 from the third quarter of 2009 in response to a dramatic increase in demand from China.  Logs exported from the Pacific Northwest have generally represented the highest quality sawlogs exported to Japan.  This situation changed dramatically in 2010 when China began importing average quality sawlogs from the Pacific Northwest that would otherwise be sold to the domestic market.  This source of additional demand has had a significant impact on log prices at a time when domestic log markets are weak as a result of historically low domestic housing starts.

The table below categorizes timber sold by customer type for the year-to-date periods ended September 30, 2010 and September 30, 2009:

	Nine Months Ended
	30-Sep-10			30-Sep-09
	Volume			Volume
Destination	MBF	%	Price	MBF	%	Price
Domestic mills	22,590	54%	$521	14,511	65%	$412
Export brokers	12,341	29%	529	2,431	11%	647
Pulpwood	6,989	17%	302	5,319	24%	283
Total	41,920	100%	$487	22,261	100%	$407

Comparing YTD 2010 to YTD 2009. For the nine months ended September 30, 2010, volume sold to domestic mills was down to 54% of production compared to 65% of production in the comparable period of 2009.  This is a direct result of volume diverted to the Chinese and Korean export markets.  Logs sold to domestic mills increased in price by $109/MBF, or 27%, as domestic mills competed for log volume with the Chinese and Korean export markets.  Export brokers received 29% of our production in the first nine months of 2010, compared with 11% in the first three quarters of 2009. Export volumes generated a $118/MBF, or 18%, price decrease as a result of the shift from high-quality and high-priced logs sold to Japan in the first nine months of 2009 versus lower quality logs sold into the Chinese and Korean markets in 2010’s comparable period.  As a percentage of overall volume, we directed fewer logs to the pulpwood market in the first nine months of 2010 compared to the same period in 2009, although prices increased $19/MBF, or 7%.  As discussed earlier, this was a result of harvesting lower quality timber in 2009 with a higher proportion of pulpwood to preserve higher quality sawlogs for a later time when markets improved.

Cost of Sales

Cost of sales for the Fee Timber segment consists of harvest and haul costs and depletion expense. Harvest and haul costs represent the direct cost incurred to convert trees into logs and deliver those logs to their point of sale. Depletion expense represents the cost of acquiring or growing the harvested timber. Harvest, haul, and depletion all vary directly with actual harvest volume. The applicable depletion rate is derived by dividing the aggregate cost of timber, together with capitalized road expenditures, by the estimated volume of merchantable timber available for harvest at the beginning of that year. The depletion rate is then applied to the volume harvested in a given period to calculate depletion expense for that period.

Fee Timber cost of sales for the quarters ended September 30, 2010, June 30, 2010 and September 30, 2009,  respectively, are as follows, with the first table expressing these costs in total dollars and the second table expressing the costs on a per unit of production basis:

($ Million) Quarter Ended:	Harvest, Haul and Other	Depletion	Total Cost of Sales	Harvest Volume (MBF)
September 30, 2010	$2.9	$1.7	$4.6	15,871
June 30, 2010	2.3	1.5	3.8	14,457
September 30, 2009	1.3	0.4	1.7	6,396

(amounts per MBF) Quarter Ended:	Harvest, Haul and Other	Depletion	Total Cost of Sales
September 30, 2010	$180	$108	$288
June 30, 2010	163	101	264
September 30, 2009	209	65	274

Comparing Q3 2010 to Q2 2010. Cost of sales increased by $740,000, or 19%, in the third quarter of 2010 relative to the second quarter of 2010.  Roughly one-third of this increase is due to a $7/MBF increase in depletion as a result of harvest from the Funds’ tree farms, which have a combined depletion rate of $263/MBF, compared to the depletion rate on Pope’s directly owned tree farms of $62/MBF.  The depletion rates are discussed in further detail below.  The balance of the increase in cost of sales results from the harvest of units requiring higher-cost logging methods and increased haul and other costs associated with a 10% harvest volume increase.

Comparing Q3 2010 to Q3 2009. Cost of sales increased $2.9 million, or 171%, in the third quarter of 2010 from the comparable period in 2009 as a result of a 148% increase in harvest volume from 6.4 MMBF in the third quarter of 2009 to 15.9 MMBF in the third quarter of 2010.  Depletion increased $43/MBF in the third quarter of 2010 relative to the third quarter of 2009 due to Fund harvests that did not occur in 2009.  Average harvest, haul and other costs declined $29/MBF in the current quarter when compared to the same period in 2009. This savings results from a lower proportion of pulpwood harvest, which carries a higher harvesting cost per MBF.

Fee Timber cost of sales for the nine months ended September 30, 2010 and September 30, 2009,  respectively, are as follows, with the first table expressing these costs in total dollars and the second table expressing the costs on a per unit of production basis:

($ Million) Nine Months Ended:	Harvest, Haul and Other	Depletion	Total Cost of Sales	Harvest Volume (MBF)
September 30, 2010	$7.1	$3.9	$11.0	41,920
September 30, 2009	4.2	1.5	5.7	22,261

(amounts per MBF) Nine Months Ended:	Harvest, Haul and Other	Depletion	Total Cost of Sales
September 30, 2010	$169	$93	$262
September 30, 2009	190	65	255

Comparing YTD 2010 to YTD 2009. Cost of sales increased $5.3 million, or 93%, in the first nine months of 2010 relative to the same period in 2009 primarily as a result of an 88% harvest volume increase from 22.3 MMBF in the first nine months of 2009 to 41.9 MMBF in the first nine months of 2010.  Depletion expense increased $28/MBF in the first nine months of 2010 relative to the same period in 2009 due to Fund harvests that did not occur in 2009.  Harvest, haul, and other costs per MBF decreased $21/MBF in the nine months ended September 30, 2010 relative to the same period in 2009.  This reduction is attributable to a decrease in pulpwood volume harvested which carries a higher harvest cost per MBF than sawlogs.

Depletion expense for the quarters ended September 30, 2010, June 30, 2010, and September 30, 2009 and the nine months ended September 30, 2010 and September 30, 2009 was calculated as follows:

	Quarter Ended September 30, 2010
	Pooled	Timber Funds	Combined
Volume harvested (MBF)	12,226	3,645	15,871
Rate/MBF	$62	$263	$108
Depletion expense ($000's)	$763	$957	$1,720

	Quarter Ended June 30, 2010
	Pooled	Timber Funds	Combined
Volume harvested (MBF)	11,654	2,803	14,457
Rate/MBF	$62	$263	$101
Depletion expense ($000's)	$728	$737	$1,465

Quarter Ended September 30, 2009
	Pooled
Volume harvested (MBF)	6,396
Rate/MBF	$65
Depletion expense ($000's)	$416

	Nine Months Ended September 30, 2010
	Pooled	Timber Funds	Combined
Volume harvested (MBF)	35,472	6,448	41,920
Rate/MBF	$62	$263	$93
Depletion expense ($000's)	$2,215	$1,694	$3,909

Nine Months Ended September 30, 2009
	Pooled
Volume harvested (MBF)	22,261
Rate/MBF	$65
Depletion expense ($000's)	$1,449

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

Operating Expenses

Fee Timber operating expenses for the quarter ended September 30, 2010 were $1.0 million compared to $936,000 and $758,000 for the quarters ended June 30, 2010, and September 30, 2009, respectively.  Operating expenses for the nine months ended September 30, 2010 and 2009 were $2.8 million and $2.4 million, respectively. Operating expenses include management, silviculture and the cost of both maintaining existing roads and building temporary roads required for harvest activities for the 114,000 acres owned by the Partnership and the 61,000 acres owned by the Funds. The increase in operating expense in the third quarter of 2010 over the third quarter of 2009 is due to the increase in activities to prepare tree farms for the increase of harvest volume in 2010 over 2009.  Operating expenses for the first three quarters of 2010 reflect costs associated with the 88% increase in harvest volume, start-up costs associated with an increase in timberland acres under management following timberland acquisitions by Fund II totaling 37,000 acres in the 4th quarter of 2009 and the third quarter of 2010, less the elimination of Fund management fees of $987,000 for the nine months ended September 30, 2010 versus $632,000 for the comparable period in 2009.

Timberland Management & Consulting

The Timberland Management & Consulting (TM&C) segment develops timberland property investment portfolios on behalf of the Funds. In addition, we provide our timberland management services to third-party owners of timberland. As of September 30, 2010, the TM&C segment managed two private equity timber funds representing $150 million of assets under management.

Revenue and expense generated through the management of the Funds is accounted for within the TM&C segment but eliminated as a result of consolidation of the Funds into the Partnership’s financial statements.  The revenue generated from management of these Funds represents an expense to the Fee Timber segment which is eliminated when the Funds are consolidated into the Partnership’s financial statements.  Each fund is owned 20% by the Partnership and, as a result, 80% of these management fees are paid by third-party investors.  We generated $397,000 and $230,000 of such management fee revenue in the quarters ended September 30, 2010 and 2009, respectively, that was eliminated in consolidation along with a corresponding decrease in operating expenses for the Fee Timber segment.  For the nine-month periods ended September 30, 2010 and 2009, revenue of $987,000 and $632,000, respectively, were also eliminated along with a corresponding reduction in operating expense for the Fee Timber segment.

Revenue and operating loss for the TM&C segment for the quarters ended September 30, 2010 and 2009 were as follows:

($ Thousands) Quarter Ended	Revenue	Operating loss
September 30, 2010	$15	$(289)
September 30, 2009	39	(158)

Comparing Q3 2010 to Q3 2009. Following elimination of fees generated from managing the Funds, TM&C revenue totaled only $15,000 and $39,000 of miscellaneous consulting revenue for the quarters ended September 30, 2010 and 2009, respectively.  Operating loss increased in the third quarter of 2010 when compared to the third quarter of 2009 due in large part to an increase in operating expense following the placement of $58 million of capital with the acquisition of 25,000 acres of timberland by Fund II during the current quarter.

Revenue and operating loss for the TM&C segment for the year-to-date periods ended September 30, 2010 and 2009 were as follows:

($ Thousands) Nine Months Ended	Revenue	Operating loss
September 30, 2010	$15	$(905)
September 30, 2009	550	(203)

Comparing YTD 2010 to YTD 2009. After elimination of revenue generated from managing the Funds, revenue declined $535,000 and operating loss increased $702,000 for the nine-month period ending September 30, 2010 from the comparable period in 2009.  This decline in revenue and increase in operating loss resulted primarily from the termination of our management contract with Cascade Timberlands LLC in July of 2009 and secondarily from an increase in segment operating expenses following the acquisition by Fund II of nearly 37,000 acres of timberland since September 2009.

Fund II closed in March 2009 with $84 million of committed capital, which includes our co-investment commitment of $16.9 million.  During the fourth quarter of 2009, $34.4 million, or 41% of Fund II’s capital, was invested in two acquisitions totaling 12,000 acres.  During the third quarter of 2010, $47.2 million, or 56% of Fund II’s remaining capital, was invested in two acquisitions totaling $58.2 million for 25,000 acres.  The balance of the purchase price for third quarter 2010 acquisitions was funded with a $11 million timber mortgage.  Fund II’s two-year drawdown period ends in March 2011.

Operating Expenses

TM&C operating expenses for the quarters ended September 30, 2010, and September 30, 2009 were $304,000, and $197,000, respectively. The increase in operating expense results from a $92.5 million increase in assets under management following the acquisition of four tree farms representing 37,000 acres by Fund II.  Operating expenses for the nine-month periods ended September 30, 2010 and 2009 were $920,000 and $753,000, respectively, and increased year over year for the same aforementioned reasons.

Real Estate

The Partnership’s Real Estate segment consists primarily of revenue from the sale of land and sales of conservation easements from the Partnership’s timberland portfolio, together with residential and commercial property rents.  The Partnership’s Real Estate holdings are located primarily in Pierce, Kitsap, and Jefferson Counties in Washington State.  Revenue in the Real Estate segment is generated through the sale of land, the rental of homes and commercial properties at the Port Gamble townsite, and the sale of land development rights.  Land sales include the sale of unimproved land which generally consists of larger acreage sales rather than single lot sales and are normally completed with very little capital investment prior to sale.  Rural residential lot sales generally require some capital improvements such as zoning, road building, or utility access improvements prior to completing the sale.  Commercial and residential plat land sales represent land sold after development rights have been obtained and are generally sold with certain infrastructure improvements.

Revenue and operating income (loss) for the Real Estate segment for the quarters ended September 30, 2010 and 2009 were as follows:

($ Thousands) Quarter Ended	Revenue	Operating income (loss)
September 30, 2010	$328	$(498)
September 30, 2009	3,714	2,714

Real estate revenue and gross margin detail for the quarters ended September 30, 2010 and 2009 is displayed in the table below:

For the three months ended:	Thousands			Revenue	Gross margin
Description	Revenue	Gross margin	Acres sold	per acre	per acre
Rentals	$319	$319	NA
Other	9	6	NA
September 30, 2010 Total	$328	$325	NA

Conservation easement	$3,298	$3,108	2,290	$1,440	$1,357
Rentals	400	400	NA
Other	16	12	NA
September 30, 2009 Total	$3,714	$3,520	2,290

Comparing Q3 2010 to Q3 2009. In the absence of land sales, revenue in the third quarter of 2010 for the Real Estate segment consisted primarily of residential and commercial property rents compared to a 2,290-acre conservation easement sale on our Hood Canal tree farm during the same period in 2009. Revenue was further lowered in the third quarter of 2010 versus the comparable period in 2009 as a result of a reduction in commercial rental revenue.  The millsite at Port Gamble had been leased in 2009 to the Washington State Department of Transportation (WSDOT) in support of a long-term project to replace a portion of the Hood Canal Bridge.  This lease ended late in 2009 resulting in a decline in commercial lease revenue.

Revenue and operating income (loss) for the Real Estate segment for the nine-month periods ended September 30, 2010 and 2009 were as follows:

($ Thousands) Nine Months Ended	Revenue	Operating income (loss)
September 30, 2010	$808	$(2,120)
September 30, 2009	4,573	2,061

Real estate revenue and gross margin detail for the nine-month periods ended September 30, 2010 and 2009 is displayed in the table below:

For the nine months ended:	Thousands			Revenue	Gross margin
Description	Revenue	Gross margin	Acres sold	per acre	per acre
Rentals	$767	$767	NA
Other	41	35	NA
September 30, 2010 Total	$808	$802	NA

Conservation easement	$3,298	$3,108	2,290	$1,440	$1,357
Rural residential	296	138	29	10,207	4,759
Rentals	949	948	NA
Other	30	25	NA
September 30, 2009 Total	$4,573	$4,219	2,319

Comparing YTD 2010 to YTD 2009. Revenue for the Real Estate segment declined in the first nine months of 2010 compared to the same period in 2009 due to the absence of a 2010 counterpart to the 2009 conservation easement and rural residential land sales, and the termination in 2009 of the WSDOT commercial lease.  Operating loss in the first nine months of 2010 increased $4.2 million over the operating income for the nine months ended September 30, 2009.  This is due in large part to the $563,000 increase to the environmental remediation accrual mentioned in Note 12 to the financial statements and the absence of 2010 counterparts to 2009’s conservation easement and other land sales.

Cost of Sales

Real Estate cost of sales for the quarter and nine months ended September 30, 2010 was $3,000 and $6,000, respectively. Real Estate cost of sales for the quarter and nine months ended September 30, 2009 was $194,000 and $354,000, respectively. Cost of sales for these periods represents costs incurred on sales of rural residential lots and consists of the historical cost basis of the land sold, commissions, taxes, and title fees.  The cost basis of our land varies widely since most of our land has been continuously owned by us for decades while other portions of our land portfolio have been acquired within the last few years or have undergone some level of improvement prior to sale.  As a result, gross margin generated from a land sale will often vary dramatically between different transactions.

Operating Expenses

At $823,000, Real Estate operating expenses for the quarter ended September 30, 2010 increased $17,000, or 2%, over the segment’s operating expenses for the same period in 2009.  Operating expenses for the first nine months of 2010 were $2.4 million, excluding environmental remediation expense, versus $2.2 million for comparable period of 2009 due to an increase in property taxes following the cessation of capitalizing interest, property taxes and insurance to several long-term development projects.

Environmental Remediation

In response to suggested changes in remediation alternatives outlined in a draft Sawmill Site Feasibility Study Report for Port Gamble, we added $563,000 to the environmental remediation liability during the second quarter of 2010.  This resulted in an increase in operating loss in the real estate segment for the nine months ended September 30, 2010.  During the third quarter of 2010, we added $5,000 to the environmental remediation liability in connection with the Port Ludlow Resort Community for agreed-upon investigative costs to be paid by the Partnership.

Basis in Real Estate Projects

“Land Held for Development” on our Condensed Consolidated Balance Sheet represents the Partnership’s cost basis in land that has been identified as having greater value as development property rather than as timberland.  Our Real Estate segment personnel work with local officials to establish entitlements for further development of these parcels.  Costs clearly associated with development or the construction of fully entitled projects are generally capitalized, whereas costs associated with projects that are in the entitlement phase are generally expensed.  Those properties that are either for sale, under contract, or the Partnership has an expectation they will sell within the next 12 months, are classified on our balance sheet as a current asset under “Land Held for Sale”.  During the third quarter, we moved $364,000 from Land Held for Sale under Current Assets into Land Held for Development, which reflects our expectation of continued weakness in the real estate market in 2011.

When facts and circumstances indicate that the carrying value of properties may be impaired, an evaluation of recoverability is performed by comparing the currently recorded carrying value of such property or properties to the projected future undiscounted cash flows of the same property or properties.  If it is determined that the carrying value of such assets may not be fully recoverable, we would recognize an impairment loss, adjusting for changes in estimated fair market value, and would charge this amount against current operations. We have continuously owned most of our land for decades.  As a result, the land basis associated with most of our development properties is well below even the weakened current market values prevalent today. As such, we do not anticipate an asset impairment charge on our development projects.

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

Review of the draft Sawmill Site Feasibility Study Report by the Washington State Department of Ecology (Ecology) and certain other stakeholders was delayed during the third quarter of 2010. We estimate this delay will further defer the Cleanup Action Process by at least a quarter.  The Monte-Carlo simulation model by which we estimate this liability indicated a range of potential liability from $463,000 to $3.3 million compared to a range of $145,000 to $2.9 million the last time we ran this model at December 31, 2009.  This represents a two-standard-deviation range from the mean of possible outcomes generated by the modeling process used to estimate this liability.  The environmental liability at September 30, 2010 is comprised of $119,000 that the Partnership expects to expend in the next 12 months and $1.5 million thereafter.

In 2001, the Partnership sold a resort community and its water and sewer utilities in the community of Port Ludlow.  The buyer of the project believes some remediation is required for contamination discovered on a portion of the site and we have agreed to participate in, and to bear a portion of the cost of, an investigation in 2010 regarding any liability the Partnership may have or may be alleged to have.  During the quarter, we added $5,000 to the environmental remediation accrual to cover our portion of increased investigative costs.  While we have not concluded that we have an obligation to remediate, our September 30, 2010 environmental remediation accrual contains $6,000 which represents the maximum portion of the agreed-upon investigative costs yet to be paid by the Partnership.

Activity in the environmental remediation liability is detailed as follows:

	Balance at	Additions	Expenditures	Balance at
	the beginning	to	for	the end of
($ Thousands)	of the period	accrual	remediation	the period
Year ended December 31, 2009	$1,554	$30	$315	$1,269
Quarter ended March 31, 2010	1,269	-	84	1,185
Quarter ended June 30, 2010	1,185	563	50	1,698
Quarter ended September 30, 2010	1,698	5	56	1,647

General and Administrative (G&A)

G&A expenses for the quarters ended September 30, 2010 and 2009 were $1.0 million and $790,000, respectively. This increase in G&A expense in 2010 is due to development and adoption of a new incentive compensation plan.  The accrual for incentive compensation was zero in Q3 2009 versus $121,000 in Q3 2010.  In addition, professional fees associated with developing this plan totaled $128,000 during the current quarter.  G&A expenses for the first nine months of 2010 were $3.4 million compared to $2.5 million for the first nine months of 2009.  This increase includes a “catch-up” accrual of $527,000 relating to the implementation of this same incentive compensation plan and $220,000 of professional service costs related to the development of this plan.  These professional service costs are not expected to recur in future years.  The plan is expected to reflect performance beginning in 2010 but, because it includes a three-year performance period, the accrual includes projected payouts for portions of three different three-year performance cycles beginning in 2008.  Payments under this plan are expected to be made in the first quarter of 2011 based upon the Partnership’s relative total shareholder return compared to a group of peer companies over the previous three-year period.

Interest Income and Expense

Interest income for the quarter ended September 30, 2010 was $30,000 compared to $35,000 for the corresponding period of 2009. For the nine months ended September 30, 2010 interest income decreased to $91,000 from $167,000 in the prior year.  The decrease in interest income is due to lower cash and investment balances and a decline in average interest rates earned on the portfolio.

Interest expense for the three-month periods ended September 30, 2010 and 2009 was $493,000 and $555,000, respectively. This decline results from a drop in the Partnership’s weighted average cost of debt to 5.7% for the third quarter of 2010 compared to approximately 6.1% for the same period in 2009 offset by the additional interest expense of approximately $45,000 from the Fund II timberland mortgage. Interest expense decreased to $1.4 million for the nine months ended September 30, 2010 from $1.8 million from the comparable period in 2009 for the same reasons. The Partnership’s debt consists primarily of mortgage debt with fixed interest rates. In April 2010, we paid off an $18.6 million mortgage, with a 7.63% fixed interest rate, one year ahead of its scheduled maturity. This was funded with an advance on our line of credit at rates between 1.91% and 2.75%. The early retirement of this debt resulted in a $1.2 million debt extinguishment charge.  In June 2010, we entered into a new $20.0 million term loan agreement with three tranches of varying maturities and weighted average interest rate of 5.26%.  We financed the aforementioned debt extinguishment charge as part of this new term loan and paid our line of credit down to zero.

For the quarter ended September 30, 2010, $142,000 of interest expense was capitalized, primarily to the long-term Gig Harbor development project.  A small amount was also capitalized to one other long-term project.  In the third quarter of 2009, we capitalized $235,000 of interest expense to the Gig Harbor project and small amounts capitalized to two other long-term projects.  For the nine months ended September 30, 2010, capitalized interest declined to $460,000 compared to $853,000 for the comparable period in 2009 primarily due to the aforementioned decline in weighted average cost of debt and to a lesser extent, the cessation of interest capitalization on projects considered substantially complete.

Income Tax

Pope Resources is a limited partnership and is, therefore, not subject to federal income tax. Taxable income/loss is instead reported to unitholders each year on a Form K-1 for inclusion in each unitholder’s tax return. Pope Resources does have corporate subsidiaries, however, that are subject to income tax liability.

The Partnership recorded a tax benefit of $37,000 for the quarter ended September 30, 2010.  For the third quarter of 2009, the Partnership recorded a $1,000 tax provision. On a year-to-date basis, the benefit from income taxes was $25,000 compared to a tax provision of $6,000 for the periods ended September 30, 2010 and 2009, respectively.   The tax benefit results from an expected loss in the corporate subsidiaries in 2010.

Noncontrolling interests-ORM Timber Funds

Noncontrolling interests-ORM Timber Funds represented the 80% portion of the Funds’ 2010 net loss attributable to third-party owners of the Funds.  The decrease in this amount from second quarter of 2009 is due to the decrease in operating loss of the Funds in 2010 due to commencing harvest on Fund properties in 2010.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements other than immaterial operating leases.

Liquidity and Capital Resources

We ordinarily finance our business activities using funds from operations and, where appropriate in management’s assessment, commercial credit arrangements with banks or other financial institutions. Funds generated internally from operations and externally through financing are expected to provide the required resources for the Partnership's future capital expenditures. The Partnership’s debt-to-total-capitalization ratio (excluding debt of the Funds) as of September 30, 2010 and December 31, 2009 was 27% and 26%, respectively, calculated as follows:

	9/30/2010		12/31/2009
Total long-term debt on balance sheet, excluding debt of the Funds	29,800	(a)	29,363

Divided by the sum of:
Partners' capital on balance sheet	82,310		83,126
Total long-term debt on balance sheet, including current portion	29,800		29,363
	112,110	(b)	112,489

Debt-to-total-capitalization ratio	27%	(a)/(b)	26%

As of September 30, 2010 and December 31, 2009, the Partnership fixed-rate debt outstanding, excluding debt of the Funds, had a fair value of approximately $33.1 million and $30.4 million, respectively.

The Partnership’s debt agreements have covenants which are measured quarterly.  Among the covenants measured, is a requirement that the Partnership not exceed a maximum debt-to-total-capitalization ratio of 30%, with total capitalization calculated using fair market value of timberland.  The Partnership is in compliance with this covenant as of September 30, 2010 and expects to remain in compliance for at least the next twelve months.  As such, all long-term debt agreements are appropriately classified on the balance sheet.

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

In connection with the new term loan, we elected to extend the Partnership’s revolving line of credit with NWFCS from August 2011 to August 2013 and to reduce the maximum borrowing limit from $35 million to $20 million.  The line of credit had no amounts owing until the aforementioned draw in April and was returned to a zero balance prior to September 30, 2010. This unsecured revolving loan agreement has a debt covenant that requires maintenance of a maximum debt-to-total-capitalization ratio of 30% that the Partnership passed at September 30, 2010.  The interest rate under this credit facility uses LIBOR as a benchmark.  The spread above the benchmark rate is variable depending on the interest coverage ratio but ranges from 225 to 325 basis points.

Simultaneous with a timberland acquisition during the third quarter of 2010, Fund II closed on an $11 million timberland mortgage with MetLife.  The mortgage is a non-amortizing 10-year loan with an interest rate of 4.85%.  The agreement allows for, but does not require, annual principal payments of up to 10% without incurring a make-whole premium.

For the nine months ended September 30, 2010, overall cash and cash equivalents decreased $3.7 million versus an increase of $19.7 million for the corresponding period in the prior year. Late in the third quarter of 2009, Fund II called $27 million of capital in advance of an October acquisition, driving up the September 30, 2009 ending cash balance. The $23.4 million variance in cash flow for the nine-month periods ended September 30, 2010 to September 30, 2009 is due primarily to the following:

Change from September 30, 2010 to September 30, 2009 ($ thousands)	Amount
Increase in cash provided by operations	$5,497
Timberland acquisitions	(56,279)
Proceeds from Fund II capital call	11,355
Issuance of long-term debt, net of principal payments	11,269
Partnership units repurchased	1,469
Liquidation of auction rate securities portfolio in 2010	1,472
Cash from option exercises	573
Decrease in unitholder distributions ($0.45/unit in 2010 from $0.60/unit in 2009)	681
Other	563
Total	$(23,400)

Cash provided by operating activities was $5.3 million for the nine months ended September 30, 2010 versus cash used in operations of $191,000 for the corresponding period in 2009. The increase in cash provided by operating activities primarily results from a 19.7 MMBF increase in timber volume harvested in the first nine months of 2010 versus 2009.

Cash used in investing activities was $57.3 million for the first nine months of 2010 versus cash used in investing activities of $2.8 million for the corresponding period in 2009. The increase in cash used in financing activities is due primarily to the Fund II timberland acquisitions in the third quarter of 2010.

Capital expenditures for the first nine months of 2010 consisted of the following:

(Thousands)
For the nine months ended:	September 30, 2010
Capitalized interest:
Gig Harbor	$411
Kingston	30
Port Ludlow	19
Total capitalized interest		460
Capitalized development projects:
Gig Harbor	223
Kingston	30
Port Ludlow	30
Bremerton-reimbursement	(21)
Other sites	21
Capitalized development projects before capitalized interest		283
Total capitalized development costs		743
Port Gamble capital improvements		138
Reforestation and roads		339
Miscellaneous		97
Total capital expenditures		$1,317

Cash provided by financing activities increased to $48.3 million for the first nine months of 2010 from $22.7 million for the comparable period in prior year. This increase is due primarily to the issuance of long-term debt and an increase in Fund II capital calls.

Seasonality

Fee Timber. The Partnership owns 114,000 acres of timberland in western Washington and the Funds own collectively 61,000 acres of timberland in western Washington and western Oregon.  We are able to conduct year-round harvest activities on the Hood Canal tree farm and 12,000 acres of the Funds’ properties because these properties are concentrated at low elevations. Generally, we concentrate our harvests from the Hood Canal tree farm in the winter and spring when supply, and thus competition, is typically lower and, accordingly, when we can expect to receive higher prices. With the acquisition of the Columbia tree farm in 2001, management expected a decrease in the seasonality of Fee Timber operations as the Columbia tree farm and a portion of the timberlands owned by the Funds are at higher elevations where harvest activities are generally not possible during the winter months when snow precludes access to the lands. This year’s mild winter in western Washington enabled a level of first quarter operating activity on the Columbia tree farm that we do not typically enjoy.

Timberland Management & Consulting. Management revenue generated by this segment is made up of asset management and timberland management fees.  These fees, which primarily relate to management of the Funds, and are eliminated in consolidation, vary based upon the amount of capital managed, the number of acres managed, and the volume of timber harvested from properties owned by the Funds and are not expected to be significantly seasonal.

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

Capital Expenditures and Commitments

Projected capital expenditures for the full year 2010 will approximate $2.3 million.  Projected capital expenditures for the remainder of 2010 are $972,000 and are currently expected to include the following:

(Thousands)
Projected capital expenditures	Q4 2010
Capitalized interest:
Gig Harbor	$107
Port Ludlow	8
Total capitalized interest		115
Capitalized development projects:
Gig Harbor	353
Port Ludlow	11
Other sites	84
Capitalized development projects before capitalized interest		448
Total capitalized development costs		563
Port Gamble capital improvements		33
Reforestation and roads		306
General and Adminstrative projects		70
Total capital expenditures		$972

These expenditures could be increased or decreased as a result of future economic conditions. Projected capital expenditures are subject to permitting timetables and progress towards closing on specific land sale transactions.

ACCOUNTING MATTERS

Fund II Issuance of Preferred Stock

During the nine months ended September 30, 2010, Fund II, a consolidated subsidiary of the Partnership, issued 125 par $0.01 shares of its 12.5% Series A Cumulative Non-Voting Preferred Stock (Series A Preferred Stock) at $1,000 per share for total proceeds of $125,000.   Each holder of the Series A Preferred Stock is entitled to a liquidation preference of $1,000 per share.  Dividends on each share of Series A Preferred Stock will accrue on a daily basis at the rate of 12.5% per annum. Upon redemption, the Series A Preferred Shares will be settled in cash and are not convertible into any other class or series of shares or Partnership units.  Redemption timing is controlled by Fund II.  The maximum amount that the consolidated subsidiary could be required to pay to redeem the instruments upon settlement is $125,000 plus accrued but unpaid dividends.  The Series A Preferred Stock is recorded within noncontrolling interests on the consolidated balance sheet and are considered participating securities for purposes of calculating earnings per share.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of September 30, 2010, the consolidated fixed-rate debt outstanding had a fair value of approximately $44.3 million based on the current interest rates for similar financial instruments. A change in the interest rate on fixed-rate debt will affect the fair value of the debt, whereas a change in the interest rate on variable-rate debt will affect interest expense and cash flows. A hypothetical 1% change in prevailing interest rates would change the fair value of the Partnership's fixed-rate long-term debt obligations by $2.1 million. We are not subject to material foreign currency risk, derivative risk, or similar uncertainties.

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

Fee Timber

Fee Timber revenue is generated primarily through the sale of softwood logs to both domestic mills and third-party intermediaries that resell to the export market. The domestic market for logs in the Puget Sound region of Washington State has been impacted by imported lumber from Canada and decreased demand for lumber as engineered wood products have gained market acceptance in the U.S. These factors have had the effect of concentrating mill ownership with larger mill operators and decreasing the number of mills operating in the Puget Sound region. If this trend continues, decreases in local demand for logs may decrease our profitability. Over the last few years the Partnership has seen the price of logs erode in the Japanese market as competing logs and lumber from regions outside of the U.S. and engineered wood products have gradually gained market acceptance. These export markets for Pacific Northwest logs are significantly affected by fluctuations in U.S. and other Pacific Rim economies, as well as by the relative strength of the U.S. dollar.  Moreover, during periods in which we sell a greater volume of logs into foreign markets, such as China, Korea and Japan, we may face greater exposure to risks associated with foreign governmental laws and regulations, a reduction in volumes of higher-value logs, and other risks associated with significant offshore operations.

Our ability to grow and harvest timber can be significantly impacted by legislation, regulations or court rulings that restrict or stop forest practices. Restrictions on logging, planting, road building, fertilizing, managing competing vegetation and other activities can significantly increase the cost or reduce available inventory thereby reducing income.

Timberland Management & Consulting

Management is working to expand our fee-for-service business through the expansion of the timber fund business, which includes the primary source of revenue within our Timberland Management & Consulting segment. To date we have acquired timberlands on behalf of the Funds, including full deployment of Fund I and, beginning in October 2009, nearly full deployment of Fund II. Unlike other components of our business, which relate solely or primarily to real estate and timber operations, this line of business carries risks relating to the offer and sale of securities, and to the management of investment operations. Among other risks, this line of business includes potential liability to investors if we are determined to have made material misstatements or omissions to those investors, potential accusations that we have breached fiduciary duties to other limited partners, and similar types of investor action. Moreover, litigation of shareholder-related matters can be expensive and time consuming, and if brought, would likely distract management from their focus on ordinary operating activities.

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

(a) – (e) None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

(a)           None

(b)           There have been no material changes in the procedures for shareholders of the Partnership’s general partner to nominate directors to the board.

ITEM 6. EXHIBITS

Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished with this report in accordance with SEC Rel. No. 33-8238).

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished with this report in accordance with SEC Rel. No. 33-8238).

32.3	Incentive Compensation Program Summary

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 5, 2010.

POPE RESOURCES,
A Delaware Limited Partnership

By:	POPE MGP, Inc.
Managing General Partner

	By:	/s/ David L. Nunes
David L. Nunes
President and Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Thomas M. Ringo
Thomas M. Ringo
Vice President and CFO
(Principal Accounting and Financial Officer)