Form 10-K
period 2010-12-31
POPE RESOURCES LTD PARTNERSHIP
filed 2011-03-09
CIK 784011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark one)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934.
For the transition period from ________ to ________

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
Yes ☐ No ☒
At June 30, 2010, the aggregate market value of the non-voting equity units of the registrant held by non-affiliates was approximately $88,128,000

The number of the registrant’s limited partnership units outstanding as of February 18, 2011 was 4,376,912.

Documents incorporated by reference:  None

Pope Resources, A Delaware Limited Partnership
Form 10-K
For the Fiscal Year Ended December 31, 2010

PART I

Item 1.   BUSINESS

OVERVIEW

When we refer to “the Partnership,” “the Company,” “we,” “us,” or “our,” we mean Pope Resources, A Delaware Limited Partnership and its consolidated subsidiaries. References to notes to the financial statements refer to the Notes to the Consolidated Financial Statements of Pope Resources, A Delaware Limited Partnership included in Item 8 of this form.

The Partnership currently operates in three primary business segments: (1) Fee Timber, (2) Timberland Management & Consulting, and (3) Real Estate.  Fee Timber operations consist of growing and harvesting timber from our 175,000 acres of tree farms.  The Timberland Management & Consulting segment represents business activity conducted to obtain timberland investments on behalf of our private equity funds as well as timberland and asset management services provided to third parties.  Our Real Estate segment’s operations are focused on a portfolio of approximately 2,800 acres in the Puget Sound basin of Washington. This segment’s activities consist of efforts to enhance the value of our land by obtaining the entitlements and, in some cases, building the infrastructure necessary to enable further development.  Further segment financial information is presented in Note 12 to our consolidated financial statements included in this report.  Copies of the Partnership’s Securities Exchange Act reports and other information can also be found at www.poperesources.com.  The information contained in or connected to our web site is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report filed with or furnished to the SEC.

DESCRIPTION OF BUSINESS SEGMENTS

Fee Timber

Operations.  Our Fee Timber segment consists of the approximately 70,000-acre Hood Canal tree farm, located in the Hood Canal area of Washington, and the 44,000-acre Columbia tree farm located in southwest Washington, along with 61,000 acres of timberlands located in western Washington and western Oregon owned by the Funds. Management views the Hood Canal and Columbia tree farms as the Partnership’s core holdings, and manages them as a single operating unit.  When we refer to these two tree farms we will describe them as the Partnership’s tree farms.  We have owned the Hood Canal tree farm, substantially as currently comprised, since our formation in 1985, and we acquired the bulk of the Columbia tree farm in 2001. We will refer to tree farms owned by the Funds as the Funds’ tree farms.  When referring to the Partnership’s and Funds’ tree farms together we will refer to them as the “Combined” tree farms.  Our Fee Timber operations consist primarily of growing, harvesting, and marketing timber to both domestic and Pacific Rim markets.  In addition, our tree farms generate other revenues from sources such as cell tower, brush, and mineral leases.  Our Fee Timber segment produced 89%, 72%, and 84% of our consolidated revenue in 2010, 2009, and 2008, respectively.

This segment also includes operations of ORM Timber Fund I, LP (Fund I) and ORM Timber Fund II, Inc. (Fund II, and collectively, the Funds), which are consolidated into our financial statements.    Fund I acquired 24,000 acres of timberland in the fourth quarter of 2006, Fund II acquired 12,000 acres of timberland in the fourth quarter of 2009, and 25,000 acres in the last half of 2010.   Our Timberland Management & Consulting segment earns management fees and incurs expenses resulting from managing property on behalf of third-party owners and investors.  Since the launch of our timberland private equity fund strategy in 2003, the activities in this segment have consisted primarily of attracting third-party investment capital for the Funds and then acquiring and managing properties on the Funds’ behalf.

Inventory.   In the discussion below, inventory and projected harvest levels for the Partnership’s Hood Canal and Columbia tree farms is presented separately from timber inventory and harvest levels for the Funds.  Timber volume is generally expressed in thousand board feet (MBF) or million board feet (MMBF).

We define “merchantable timber inventory” to mean timber inventory in productive timber stands that are 35 years of age and older. As of December 31, 2010, the tree farms’ (including the Funds) total merchantable inventory volume was estimated to be 649 MMBF, which compares to estimated merchantable timber inventory volume of 497 MMBF at December 31, 2009. Merchantable inventory of the Funds as of December 31, 2010 and 2009 was 335 MMBF and 155 MMBF, respectively.

In 2010, total inventory on the Partnership’s tree farms decreased 28 MMBF as a result of the 2010 harvest of 42 MMBF partially offset by inventory growth and the shift of new age-class layers that have reached 35 years of age and, as such, are included in merchantable timber inventory.  Total inventory for the Funds increased by 180 MMBF based primarily on the addition of 25,000 acres of Fund II lands, but also from inventory growth offset by the 2010 harvest of nearly 11 MMBF from the Funds.

The Partnership’s merchantable inventory is spread among five-year age classes as follows (volumes in MMBF):

			December 31,
	2010	2010	2010	2009
Age Class	Pulpwood	Sawtimber	Total	Total
35 to 39	13	56	69	61
40 to 44	13	67	80	99
45 to 49	5	28	33	31
50 to 54	3	10	13	12
55 to 59	2	10	12	16
60 to 64	4	35	39	47
65+	9	59	68	76
	49	265	314	342

The Funds’ merchantable inventory is spread among age classes as follows (volumes in MMBF):

			December 31,
	2010	2010	2010	2009
Age Class	Pulpwood	Sawtimber	Total	Total
35 to 39	10	77	87	42
40 to 44	10	94	104	49
45 to 49	4	45	49	12
50 to 54	5	45	50	16
55 to 59	3	19	22	15
60 to 64	1	5	6	5
65+	2	15	17	16
	35	300	335	155

Timber inventory volume is updated annually.  Of the timber stands older than 24 years, 10% to 20% are physically re-measured each year using a statistical sampling process called “cruising”.  Adjustments are made for depletion of areas harvested, growth (using suitable growth and yield calculations), changes in acres and associated timber volume resulting from acquisitions, dispositions, and reclassification of acres as available or unavailable for harvest.

The dominant timber species on the Partnership’s tree farms is Douglas-fir.  Douglas-fir is noted for its structural characteristics that make it generally preferable to other softwoods and hardwoods for the production of construction grade lumber and plywood.  In addition to Douglas-fir, other species on the Partnership’s tree farms include western hemlock, red alder, and western red cedar.  The merchantable timber inventory from the Funds consists of a heavier mix of whitewoods, including western hemlock and spruce (other conifer).

The Partnership’s total merchantable timber inventory as of December 31, 2010 is distributed among species as follows (volumes in MMBF):

Species	2010 Volume	Percent of total
Douglas-fir	227	72%
Western hemlock	38	12%
Western red cedar	15	5%
Other conifer	12	4%
Red alder	19	6%
Other hardwood	3	1%
Total	314	100%

The Funds’ total merchantable timber inventory as of December 31, 2010 is distributed among species as follows (volumes in MMBF):

Species	2010 Volume	Percent of total
Douglas-fir	195	58%
Western hemlock	90	27%
Western red cedar	3	1%
Other conifer	33	10%
Red alder	13	4%
Other hardwood	1	-%
Total	335	100%

The Partnership’s tree farms as of December 31, 2010 include approximately 114,000 acres.  Of this total, approximately 95,000 acres are designated productive acres, meaning land that is capable of growing merchantable timber and where the harvesting of that timber is not constrained by physical, environmental or regulatory restrictions.  The Funds’ tree farms as of December 31, 2010 totaled 61,000 acres, of which approximately 52,000 were designated productive acres.  Readers will note in the acreage table below that 28% of the Partnership’s acreage and 25% of the Funds’ acreage is in the 25-34 year age classes, much of which will begin moving from premerchantable to merchantable timber inventory over the next five years.  As of December 31, 2010, total productive acres are spread by timber age-class as follows:

Age	12/31/2010		12/31/2010
Class	Partnership Acres	%	Fund I & II Acres	%
Clear-cut	1,667	2%	233	–%
0 to 4	7,504	8%	2,522	5%
5 to 9	10,358	11%	2,843	6%
10 to 14	13,731	14%	3,005	6%
15 to 19	4,282	4%	4,514	9%
20 to 24	14,688	15%	7,526	14%
25 to 29	16,775	18%	5,513	11%
30 to 34	9,854	10%	7,470	14%
35 to 39	4,749	5%	6,401	12%
40 to 44	4,580	5%	6,101	12%
45 to 49	1,594	2%	2,368	5%
50 to 54	742	1%	1,896	4%
55 to 59	665	1%	736	1%
60 to 64	1,538	1%	274	–%
65+	2,569	3%	608	1%
	95,296		52,010

Timberland Acquisitions.  We made two timberland purchases in 2010 that added approximately 25,000 acres to the Fund II tree farm inventory for a total purchase price of $58.1 million.

Long-term Harvest Plan.  We generally discuss long-term harvest plans in terms of a sustainable annual harvest level that is based on the use of a non-declining even-flow (NDEF) harvest modeling constraint. When modeling future harvests, this NDEF constraint means that, absent changes to available inventory or estimated growth rates, future harvest levels will be as high as, or higher than, current levels.  While we will continue to reference estimated non-declining even flow harvest levels , we believe this concept has lost some of its relevance in our current operating environment of extremely volatile log prices combined with a large accumulation of deferred harvest volume.

In response to a dramatic downturn in log prices in 2008 we began deferring harvest volume from both the Partnership’s and Funds’ properties. During 2010, log prices were extremely volatile and are expected to remain so over the near-term while timberland owners take advantage of opportunities to harvest deferred volume into strengthening log markets. This additional “shadow” log supply, when overlaid with weak domestic log demand but strong export markets, has exacerbated the usual difficult challenge of forecasting log prices more than three months into the future. Anticipated price volatility will impact harvest volumes with the result that our log production will vary up and down from adherence to a strict NDEF target. Over time, however, we still expect our harvest activity to average something approximating an NDEF level.

Over the next three to five years, assuming a continuation in log market price recovery, we expect to meter in previously deferred harvest volumes of 27 MMBF (see table below) on top of the Partnership’s NDEF level.  Properties owned by the Funds will be treated somewhat differently inasmuch as some of these acquired tree farms contain a disproportionately large number of acres stocked with currently merchantable timber. As a result, harvest levels on these Fund properties are expected to be greater than what would be an NDEF level.

(amounts in MMBF)		Accumulated
	Annual NDEF	Volume Deferral
	Harvest Volume	2008-10
Partnership Properties	43	27
Fund Properties*	27	23
Total	70	50

*	The Partnership owns 20% of the Funds. On a look-through basis the Partnership's portion of the Funds' NDEF is 5 MMBF and its share of the Funds' accumulated deferral is also 5 MMBF.

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

The export market for logs in the Pacific Northwest has been migrating over the last couple years from a market highly focused on Japan to a market that now includes more volume to Korea and China.  Sawlogs sold to Korea and China are not of the high quality demanded by the Japanese market and, as a result, have not commanded the premium pricing generally attributed to the Japanese market. Logs flowing to markets in Korea and China have traditionally gone to domestic customers.  We expect that these new outlets for logs will help to diversify our customer mix away from domestic mills that are more heavily dependent on the U.S. housing market.  This new source of demand for domestic quality sawlogs should support increased pricing for all markets as domestic mills must now compete with this new and growing source of demand for Pacific Northwest sawlogs.  Furthermore, many of our domestic sawmill customers are shipping significant volumes of finished lumber to China, which is allowing them to compete with the export market during a time when U.S. housing starts do not independently support higher log prices.

Logs sold to Japan, Korea, and China are sold to U.S.-based brokers who in turn sell directly to offshore customers.  Over the last several years, the percentage of our annual production sold into export markets has ranged from 6% to 16%.  However, in 2010, our export mix surged to 33% with the increased demand from Korea and China.  Factors that affect the proportion of our sales to export markets include the relative strength of U.S. and foreign building markets, currency exchange rates, and ocean transportation costs.

In response to weak lumber markets over the past few years, domestic sawmills have lowered operating hours and eliminated shifts, resulting in lower capacity utilization and reduced demand for logs.  However, as housing starts have stabilized and the Chinese export lumber market has emerged as a new source of demand, domestic mills have increased operating hours and added back shifts, thus increasing capacity utilization rates and demand for logs.

Customers.   The Partnership sells its logs domestically to lumber mills and other wood fiber processors located throughout western Washington and northwest Oregon.  The Partnership’s logs are also sold to export intermediaries located at the ports of Tacoma, Olympia, Port Angeles, and Longview, Washington and Astoria, Oregon.  Whether destined for domestic or export markets, the cost of transporting logs limits the destinations to which the Partnership can profitably deliver and sell its logs.

Weyerhaeuser Company, with logs flowing to both domestic and export markets, was the largest customer for our Fee Timber segment in 2010, representing 28% of segment revenue.  The Partnership delivered logs to 43 separate customers during 2010 compared to 38 during 2009.

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

Forestry and Stewardship Practices.  The Partnership’s timberland operations incorporate management activities that include reforestation, control of competing brush in young stands, thinning of the timber to achieve optimal spacing after stands are established, fertilization, and road maintenance.  During 2010, we planted 657,000 seedlings on 1,765 acres.  This compares to the years 2009 and 2008 in which the Partnership planted 815,000 and 792,000 seedlings on 1,874 and 1,821 acres, respectively.  Seedlings are generally planted from December to April depending on weather and soil conditions.  Planting will vary from year to year based upon harvest level, the timing of harvest, and seedling mortality rates on stands planted in prior years.  Management’s policy is to stay current on its reforestation program, returning all timberlands to productive status in the first planting season.

  All harvest and road construction activities are conducted under the forest practice rules and regulations of the applicable state.  These regulations are comprehensive sets of rules that require project-specific permits that govern a defined set of forest operations   For example, an application for harvest or road construction must address soil stability and potential impact to public resources.  In many cases we use scientifically based watershed analyses and we consult third-party, state-qualified, geo-technical consultants to promote safety and regulatory compliance.  In addition to new road construction, existing roads are maintained to the standards of the applicable state forest practices act in order to minimize siltation of nearby streams and avoid slope failures.

In Washington, beginning in 2000, all roads must be evaluated for hazard and scheduled for upgrading or deconstruction (abandonment), if needed, by the end of 2015.  We developed a compliance schedule for our roads in Washington and it was accepted by the state with efforts on track to complete all maintenance activities by 2015.  Oregon does not have a similar road maintenance and abandonment plan requirement at present.

Sustainable Forestry Initiative (SFI®).  Since 2001, we have been a member of the SFI forest certification program, an independent environmental review and certification program that promotes sustainable forest management, focusing on water quality, biodiversity, wildlife habitat, and species protection.  With our voluntary entry into this certification program, we have been subject to independent audits of the required standards for the program.  Management views this certification as an important indication of our commitment to manage our lands sustainably while continually seeking ways to improve our management practices.  We believe this commitment is an important business practice that contributes positively to our reputation and to the long-term value of our assets.

Beginning in 2007, SFI third-party audits increased in frequency from every three years to annually.  We were re-certified in 2010, which includes both the Partnership and the Funds properties.  We believe this certification allows us to obtain the broadest market penetration for our logs while protecting the core timberland assets of the Partnership.

Fire Management.  Management has taken a number of steps to mitigate risk of loss from fire, which is nonetheless possible on any timberland property.  First, management maintains a well-developed road system that allows access and quick response to fires that may occur.  Second, management maintains a fire plan and program that provides for increased monitoring activities and requires all operators to maintain adequate fire suppression equipment during the summer fire season.  The disbursement of the major ownership blocks over a broad geographic range precludes the possibility of catastrophic loss should a major fire occur in any single area.  It is industry practice to forgo the purchase of fire insurance as it is cost prohibitive in light of the historic infrequency and relatively low risk of fire.

Timberland Management & Consulting

Background.  In March 1997, our unitholders authorized management to expand our timberland business into the Investor Portfolio Management Business (IPMB).  The IPMB has two complementary business strategies: timberland investment management and timberland management.  In 1997, the Partnership formed two wholly owned subsidiaries, ORM, Inc. and Olympic Resource Management LLC (“ORMLLC”), to facilitate the IPMB activities.

ORMLLC has raised two timber funds with assets under management totaling $150 million which includes our co-investment of $28 million.  These Funds allow us greater economies of scale in the management, acquisition, and disposition of timberland than would be possible with the Partnership’s investment capital alone.  In addition, we generate asset management fees that are paid by the Funds for our management of the Funds’ portfolios.  These Funds are consolidated into our financial statements, resulting in the elimination of $1.5 million, $908,000, and $946,000 of management fee revenue in 2010, 2009, and 2008, respectively.  These fees are eliminated through a corresponding decrease in operating expenses for the Fee Timber segment.

Operations.  The Timberland Management & Consulting segment’s key operation has been to provide investment and timberland management services to the Funds and to other third-party timberland owners.  We anticipate growth in this segment as we continue to manage the Funds, and any future funds successfully established by the Partnership. The Timberland Management & Consulting segment represents less than 1% of consolidated revenue in 2010 and 3% of consolidated revenue for each of the years ended December 31, 2009 and 2008, after the elimination of the fees generated from asset and timberland management of the Funds.

Timberland Investment Management.  The goal of our timberland investment management program is to build and manage diversified timberland portfolios for third-party investors and the Partnership.  Management views this objective as a means of increasing the Partnership’s total timberland base, through our co-investment, while at the same time improving overall management economies of scale, limiting acquisition costs, and generating fee income.  We earn an asset management fee for managing this capital once timber properties are acquired.  The asset and timberland management fees generated from managing the Funds are eliminated as a result of consolidation of the Funds into the Partnership’s financial statements.  The elimination of these fees results in a decrease in the otherwise reported cost per acre of managing the Funds’ tree farms under our Fee Timber segment as well as eliminating the revenue generated from managing the Funds in the Timberland Management & Consulting segment.  An effect of these eliminations is to make the Fee Timber results look better and the Timberland Management & Consulting results look correspondingly worse.

Fund I closed in August 2005 and has $58 million invested in two tree farms totaling 24,000 acres.  Fund II closed in March 2009 and has $92 million invested in four tree farms for a combined total of 37,000 acres.  With $150 million of assets under management in the Funds, we are currently pursuing capital-raising and evaluating suitable timberland acquisitions for a new Fund III.

Timberland Management.  Our timberland management activities provide forestland management, acquisition, and disposition services to timber property owners.  These services generally take the form of a long-term contract where we provide management expertise. Specialized consulting assignments are performed on an ad-hoc basis. In July 2009, the timberland management assignment for Cascade Timberlands LLC (“Cascade”) was terminated after a four-and-a-half year tenure.  We have acted as manager on over 1.5 million acres of timberland starting in the late 1990’s through the termination of the Cascade contract, but management considers such opportunities to be sporadic and difficult to predict.

Marketing.  In addition to managing the Fund’s timberlands, we regularly pursue third-party timberland management opportunities in the western U.S. through direct marketing to timberland owners.  Marketing and business development efforts include regular contact with forest products industry representatives, non-industry owners, and others who provide key financial services to the timberland sector.  Our acquisition and disposition activities keep management informed of changes in timberland ownership that can represent opportunities for us to market our management and consulting services.

Customers.  Timberland management revenue in 2010 was de minimis and in 2009 only included one client.

Competition.  We compete against both larger and comparably sized companies providing similar timberland management services.  There are approximately 22 established timberland investment management organizations competing against us in this business.  The companies in this group have access to established sources of capital and, in some cases, increased economies of scale that can put us at a disadvantage.  Our value proposition to investors is our long track record of success in the Pacific Northwest and our co-investment in each of the funds.  Regional companies that are even smaller than we are compete effectively on price for limited scope consulting and land management projects.

Limitation on Expenditures.  The 1997 amendment to Pope Resources’ Limited Partnership Agreement authorizing launch of the IPMB limits our cumulative net expenditures incurred in connection with the IPMB to $5.0 million including debt guarantees.  As of December 31, 2010 cumulative expenditures incurred in pursuit of IPMB opportunities, including guarantees, were less than cumulative income generated.  Therefore, cumulative net expenditures as of December 31, 2010 against the $5.0 million limit are zero.

Real Estate

Background.  The Partnership’s real estate activities are closely associated with the management of its timberlands.  Management continually evaluates timberlands in terms of the best economic use, whether this means continuing to grow and harvest timber or seeking a rezone of the property for sale or development.  After timberland has been logged, management has a choice between four primary alternatives for the underlying land: reforest and continue to use as timberland, sell as undeveloped property, improve to various levels of development for sale as improved property, or hold as property slated for later development or sale.  Generally speaking, the Real Estate segment’s activities consists of investing in and later reselling improved properties, and holding properties for later development and sale. As a result, revenue from this segment tends to fluctuate substantially, and is characterized by relatively long periods in which revenue is relatively low, while expenses incurred to increase the value of the Partnership’s development properties may be higher.  However, during periods of decreased demand, we keep soft cost and infrastructure investment to a minimum to mitigate outpacing the rate of lot or acreage absorption by the market. When improved properties are sold, income is recognized in the form of sale price net of acquisition and development costs.

Operations.   Real Estate operations include leasing residential and commercial properties in the Port Gamble townsite and work considered by management necessary to maximize the value of the Partnership’s portfolio of property that management believes has a higher-and-better-use than timberland. That portfolio currently consists of approximately 2,800 acres. In addition this segment works to negotiate conservation easements (CE) that typically encumber Fee Timber properties to preclude land from future development.  For Real Estate projects, management secures entitlements and/or infrastructure necessary to make development possible and then sells the entitled property to a party who will construct improvements.  The Real Estate segment represents 11%, 25%, and 13% of consolidated revenue in 2010, 2009, and 2008, respectively.

Development Properties

Other Land Investments.  Management recognizes the significant value represented by the Partnership’s real estate holdings and is focused on adding to that value.  The means and methods of adding value to our real estate portfolio vary considerably depending on the specific location and zoning of each parcel.  This range extends from land that has commercial activity zoning where unit values are valued on a square foot basis to large lots of recently cutover timberland where value is measured in per-acre terms.  In general, value-adding activities that allow for the highest and best use of the properties include: working with communities and elected officials to develop grass roots support for entitlement efforts, securing favorable comprehensive plan designation and zoning, acquiring easements, and obtaining preliminary plat approvals.

Master planned communities in Gig Harbor, Kingston, and Port Gamble, Washington make up approximately 26% of the acres in our development property portfolio.  During 2010, no sales were generated from any of these projects. While many properties were being actively marketed during the past year, management elected to hold firm on its pricing rather than deeply discount offering prices in order to generate sales.  Notwithstanding market inactivity, management believes the carrying values of the development properties do not require adjustment.  Due to each property’s size, development complexity, and regulatory environment, the projects are long-term in nature and require extensive time and capital investments to maximize returns.

Gig Harbor.   Gig Harbor, a suburb of Tacoma, Washington, is the site of a mixed-use development project that includes a 16-acre retail/commercial site, 35 acres of business park lots, and 200 acres of land with residential zoning.  In December 2008, management completed a preliminary plat submission for the 200-acre residential portion of this project that called for 558 single-family and 265 multi-family lots.  A 20-year development agreement was approved in late 2010, followed by the preliminary plat approval in early 2011.  These approvals allow for a residential development of 554 single family and 270 multi-family units.  Key provisions of the development agreement and plat approval include: (a) extending the project approval from 7 to 20 years; (b) reserving sufficient domestic water supply, sanitary sewer, and traffic trip capacity on behalf of the project’s 824 residential units; and (c) waiver of park impact fees in exchange for a 7-acre parcel of land for City park purposes.  Site-plan specific entitlement for 11.5 acres of land zoned for use as a business park was also received in 2010.  All components of this project have transportation, water and sewer capacities reserved for full build-out.  Management has been in discussions with a number of different interested parties for sale of subsets of both the single- and multi-family portions of this project.

Bremerton.   In 1999, the City of Bremerton approved the Partnership’s request for a planned 264-acre mixed-use development on property located within the Bremerton city limits.  In 2006, the Partnership completed the sale of the 203-acre residential component of this project.  As a condition of the sale, the Partnership constructed infrastructure in 2006 and 2007 to serve the property.  Of the remaining 61 acres, 15 acres were deeded to the Wright Creek Owners’ Association and the City of Bremerton for roads and other common area improvements leaving a 46-acre industrial park which is being developed in two phases that will result in a total of 24 lots.  Construction on the 9 lots that make up phase I was completed in 2007.  A total of one lot has been sold from Phase I.  At the completion of the sale of Phase I lots, infrastructure spending and marketing will commence for Phase II.

Kingston.  The Partnership prepared and submitted a formal master plan and subdivision application in 2007 for the 356-acre Kingston property named “Arborwood” that calls for the development of 663 single-family and 88 multi-family lots.  Final approval of a preliminary plat and a 15-year development agreement was completed in February 2010.  Further development will not proceed until the market demonstrates an increased appetite for residential lots.  The Partnership owns an additional 366 acres bordering this project, which has zoning for 5-acre lots.

Hansville.     The Partnership owns a 152-acre residential development project in Hansville called “Chatham.”  The development is the result of a plat from 1913 that originally consisted of 10-acre lots that management has reestablished into 19 distinct parcels ranging from three to 10 acres in size.  Construction was completed in late 2007 and the lots are currently being marketed for sale.

Port Ludlow.  Port Ludlow represents a 256-acre property located just outside the Master Planned Resort boundary of Port Ludlow, Washington.  In December 2008, a submission for plat approval was made to Jefferson County.  Preliminary Plat approval is expected in late 2011 and, if obtained, will allow for up to 54 lots ranging from 1 to 1.5 acres each, with the balance of the property designated as open space.  Development beyond the point of plat approval will not commence until demand for rural residential lots improves.

Rural Residential.  Management launched the Rural Lifestyles program to capitalize on higher-and-better-use real estate values.  These properties are typically non-contiguous smaller lots ranging in size between 5 and 40 acres with zoning ranging from one dwelling unit per 5 acres to one per 80 acres.  Development and disposition strategies vary depending on the property’s unique characteristics.  Development efforts and costs expended to ready these properties for sale include work to obtain development entitlements that will increase the property’s value as residential property as well as making improvements to existing logging roads, constructing new roads, extending dry utilities, and sometimes establishing gated entrances.  As mentioned in the Real Estate background, investments in the Rural Lifestyles program have been restricted to costs necessary to achieve entitlements, while deferring construction costs until such point in time when market conditions improve.

Consulting.  Management leveraged its knowledge in real estate by providing advice to banks and other land owners on their troubled real estate assets in 2009 and 2010.  While this consulting activity contributed only a small amount to Real Estate revenue, it was very valuable in providing knowledge of lot inventories and prices, and the health of homebuilders in the local market.

Commercial Properties

Port Gamble.  The Partnership currently owns and operates the town of Port Gamble, Washington, northwest of Kingston on the Kitsap Peninsula.  Port Gamble was designated a “Rural Historic Town” under Washington’s Growth Management Act in 1999.  This designation allows for substantial new commercial, industrial, and residential development using historic land use patterns and densities while maintaining the town’s unique architectural character.  Operations at Port Gamble include commercial and residential lease activities, as well as the wedding and events business.

The Partnership’s antecedent, Pope & Talbot, Inc. (P&T), operated a sawmill at Port Gamble from 1853 to 1995.  Starting in 2002, management worked both directly and indirectly through P&T to remedy environmental contamination at the townsite and millsite and to monitor results of the cleanup efforts.  After contamination was discovered at the townsite, millsite, and in the adjacent bay, the Partnership entered into a settlement and remediation agreement with P&T pursuant to which both parties allocated responsibility for cleanup costs.  Under Washington law, both Pope Resources and P&T were “potentially liable persons” based on historic ownership and/or operation of the site.  These laws provide for joint and several liability among parties owning or operating property on which contamination occurs, meaning that cleanup costs can be assessed against any or all such parties.  Following a series of actions under the U.S. Bankruptcy Code that began in 2007, P&T has been liquidated, leaving the Partnership as one of few potentially liable persons.

During the fourth quarter of 2010, review continued on the draft Baywide and Millsite Remedial Investigation (RI) and Feasibility Study (FS) reports related to Port Gamble.  The reports have an estimated submission for a 30-day public comment period beginning in early March 2011.  The public comments will be part of the data that informs a cleanup action plan anticipated to be filed with a consent decree in late 2011. The development of a cleanup action plan includes formalizing cost estimates and how costs will be shared between responsible parties, which will be reflected in the Partnership’s environmental remediation accrual liability where and when appropriate.

Following a period of heavy rain in mid-December, oil from some long-buried tanks surfaced on the millsite and, as such, the environmental remediation accrual at December 31, 2010 contains costs estimated in connection with this second and separate remediation effort at Port Gamble.  We will be completing site investigations and remediating contaminated sites as necessary.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Real Estate – Environmental Remediation Costs.”

Port Ludlow Resort Community. In 2001, the Partnership sold a resort community and its water and sewer utilities in the community of Port Ludlow.  The buyer of the project believes some remediation is required for contamination discovered on the site, and we have agreed to participate in an investigation in 2010 regarding any liability the Partnership may have or may be alleged to have.  While we have not concluded that we have an obligation to remediate, we recognized an accrual as of December 31, 2010 for the Partnership’s best estimate of its potential share of any remediation costs.

Marketing.  Marketing activities in the Real Estate segment during 2010 consisted of marketing residential and commercial real estate for sale and lease.

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

Transportation.  Land values for the Real Estate portfolio are strongly influenced by transportation options between the western side of Puget Sound where our properties are located and the Seattle-Tacoma metropolitan corridor.  Transportation options between these areas separated by bodies of water include driving on the Tacoma Narrows Bridge or taking one of several car/passenger ferries.  Ferry transportation within the market area currently utilizes vessels that carry both automobiles and passengers from each of the communities of Kingston, Bremerton, and Bainbridge Island, respectively, to and from Edmonds and Seattle.

Employees

As of December 31, 2010, the Partnership employed 42 full-time, year-round salaried employees and 3 part-time and seasonal personnel, who are distributed among the segments as follows:

Segment	Full-Time	Part-Time/ Seasonal	Total
Fee Timber	14	-	14
Timberland Management & Consulting	5	-	5
Real Estate	13	3	16
General & Administrative	10	-	10
Totals	42	3	45

None of our employees are subject to a collective bargaining agreement and the Partnership has no knowledge that any steps toward unionization are in progress.  Management considers the Partnership’s relations with its employees to be good.

Government Regulation

In the operation and management of its tree farms, the Partnership is subject to federal and state law.  Washington’s Forest Practices Act, in effect since 1974, is among the most rigorous in the nation.  In 2006, in concert with its Forest and Fish Law, Washington received a federal multi-species Habitat Conservation Plan (HCP) designation covering its forest regulations, meant to give timberland owners 50 years of regulatory stability.  There is an adaptive management element to the HCP, where new scientific findings may result in some new or modified regulations which could result in increased costs, additional capital expenditures, and reduced operating flexibility.

In Oregon, the laws governing forest practices have the same objectives as in Washington, but lack both some of the rigor of Washington’s regulatory overlay and a counterpart to Washington’s HCP.  Whereas in Washington there is a complex application process for forest practices that may take in excess of 30 days, in Oregon the landowner notifies the state of the landowner’s operational intentions, and the regulations are enforced as part of compliance oversight of ongoing operations rather than as part of the notification phase.

There are potential changes to the regulatory climate that could affect forest practices in both states:

•
A revised Northern Spotted Owl Recovery Plan is being worked on at the federal level that stipulates that, unlike prior versions, all forest lands should contribute to the recovery effort.  Whereas past recovery plans relied on federal and state lands for habitat set-asides, the new plan may affect or preclude operations on private land deemed to be essential habitat.  The 2010 Draft Recovery Plan is now in the peer review and public comment stage, with efforts being made to demonstrate the already large contribution being made to the recovery effort through Washington’s HCP as well as significant habitat contributions on private land in both states.

•
A lawsuit in Oregon resulted in a ruling that water channeling structures such as culverts on logging roads are, in fact, point sources of pollution.  If this ruling is upheld on appeal, it could require an EPA discharge permit for each such structure, numbering millions of such permits across the nation.

•	State budget shortfalls are affecting state regulatory agencies such that the states are expected to impose new, or increase existing, fees for the conduct of forest practices.

Regulatory Structure.  Growing and harvesting of timber is subject to numerous laws and government policies to protect public resources such as wildlife, water quality, and other social values.  Changes in those laws and policies can significantly affect local or regional timber harvest levels and market values of timber-based raw materials.  Real estate development activities are also subject to numerous state and local regulations such as the Washington State Growth Management Act (GMA).  In addition, the Partnership is subject to federal, state, and local pollution controls (with regard to air, water and land), solid and hazardous waste management, disposal and remediation laws, and regulations in each segment and all geographic regions in which it has operations.

Growth Management.  Land holdings throughout Washington are affected by the GMA, which requires counties to submit comprehensive plans that identify the future direction of growth and stipulate where population densities are to be concentrated.  The purposes of the GMA include: (1) direction of population growth to population centers (Urban Growth Areas), (2) reduction of “suburban sprawl”, and (3) protection of historical sites.  The Partnership works with local governments within the framework of the GMA to develop its real estate holdings to their highest and best use.  Oregon also has growth management provisions in its land use laws which served as a model for Washington’s growth management provisions.   Oregon's land use laws are generally more stringent outside of urban areas, especially in commercial forest lands where residential conversions are often outright disallowed.  An exception is a coastal property owned by Fund II.  This property is unique for its Destination Resort zoning overlay which allows for comprehensive and integrated resort development.  We will be examining this opportunity over the course of the Fund II's 10-year term

Forest Management Practices.  Forest practice regulations in some U.S. states increasingly affect present or future harvest and forest management activities.  For example, in some states, these rules have one or more of the following impacts: limiting the size of clear-cut harvest units; requiring some timber to be left unharvested to protect water quality and fish and wildlife habitat; regulating construction and maintenance of forest roads; requiring reforestation following timber harvest; and providing for procedures for state agencies to review and approve proposed forest practice activities.

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

In the State of Washington, the Forests and Fish Law became the basis for revised Forest Practices Rules and Regulations.  The Washington Forest Protection Association produced the Forest and Fish Report through the collaborative efforts of Washington’s private landowners, federal, state and county governments, and Native American tribes.  The goals of these revised rules are to:

•	Provide compliance with the Endangered Species Act (ESA) for aquatic and riparian dependent species on private forest lands;
•	Restore and maintain riparian habitat on private land to support a harvestable supply of fish;
•	Meet the requirements of the Clean Water Act for water quality on private forest lands; and
•	Keep the timber industry economically viable in the State of Washington.

The proposed Water Quality Standards that the Washington State Department of Ecology adopted in 2003 have undergone Department of Ecology and public scrutiny.  As such, these rules should be sufficient to comply with the Anti-Degradation Implementation Plan as described in the Clean Water Act.  In June 2006, the U.S. Fish & Wildlife Service and NOAA Fisheries signed a Forest Practices Habitat Conservation Plan (HCP).  This HCP is a statewide program protecting 60,000 miles of streams on 9.3 million acres of forestland, set in motion by the Forests & Fish Law.  It ensures landowners that practicing forestry in Washington meets the requirements for aquatic species designated by the federal Endangered Species Act.

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

Endangered Species and Habitats.  A number of fish and wildlife species that inhabit geographic areas near or within Partnership timberlands have been listed as threatened or endangered under the federal Endangered Species Act (ESA) or similar state laws in the United States.  Federal ESA listings include the Northern Spotted Owl, marbled murrelet, numerous salmon species, bull trout, and steelhead trout in the Pacific Northwest.  Listings of additional species or populations may result from pending or future citizen petitions or be initiated by federal or state agencies.  Federal and state requirements to protect habitat for threatened and endangered species have resulted in restrictions on timber harvest on some timberlands, including some timberlands of the Partnership.  Additional listings of fish and wildlife species as endangered, threatened, or sensitive under the ESA and similar state laws as well as regulatory actions taken by federal or state agencies to protect habitat for these species may, in the future, result in the following: an increase in operating costs; additional restrictions on timber harvests; impacts to forest management practices or real estate development activities; and potential impact on timber supply and prices.

Item 1A.                RISK FACTORS

We are subject to statutory and regulatory risks that currently limit, and may increasingly limit, our ability to generate income. Our ability to grow and harvest timber can be significantly impacted by legislation, regulations or court rulings that restrict or stop forest practices. For example, events that focus media attention upon natural disasters and damage to timberlands have at various times brought increasing public attention to forestry practices.  Additional regulations, whether or not adopted in response to such events, may make it more difficult for us to harvest timber and may reduce the amount of harvestable timber on our properties. These and other restrictions on logging, planting, road building, fertilizing, managing competing vegetation, and other activities can significantly increase the cost or reduce available inventory thereby reducing income. These regulations are likely to have a similar effect on our Timberland Management & Consulting operations, particularly in the case of the Funds.  Specific examples of such regulations are cited above on page 13 in our discussion of government regulation.

Moreover, the value of our real estate investments, and our income from Real Estate operations, is sensitive to changes in the economic and regulatory environment, as well as various land-use regulations and development risks, including the ability to obtain the necessary permits and land entitlements that would allow us to maximize the revenue from our real estate investments. Our real estate investments are long-term in nature, which raises the risk that unforeseen changes in the economy or laws surrounding development activities may have an adverse effect on our investments. These investments often are highly illiquid and thus may not generate cash flow if and when needed to support our other operations.

Our business may be affected by climate change initiatives. Environmental activists, global treaty organizations, the federal government, and numerous state legislatures have intensified their scrutiny of environmentally significant industries in response to well-publicized reports of the adverse impacts of global greenhouse gas emissions, deforestation, and similar environmental impacts upon the earth's climate. A broad range of proposals have been considered by state and federal regulatory authorities, whose stated objectives would be to mitigate potential climate change by reducing or eliminating activities and business practices that are allegedly tied to global climate change. A number of these proposals remain under active consideration. These proposals include a number of restrictions and requirements which, if adopted, would adversely affect the U.S. domestic timber industry generally, and our business in particular. These include initiatives to reduce timber harvests (to promote the natural recycling of carbon dioxide into oxygen and other byproducts), which, if adopted and applied to our timberlands, would adversely impact our fee timber income; initiatives to curb heavy equipment usage, which, if adopted, would tend to increase transportation and harvest costs; substantial increases in reporting and compliance, which, if adopted, would likely increase our general and administrative expense and, potentially, our costs of sales; and a variety of other components which may reduce our revenues or increase our expenses, particularly as it relates to our Fee Timber and our Timberland Management & Consulting segments.

We have certain environmental remediation liabilities associated with our Port Gamble and former Port Ludlow resort properties, and those liabilities may increase.  We currently own certain real estate at Port Gamble on the Kitsap Peninsula and, up until mid-2001, owned real estate property within the resort community of Port Ludlow in Jefferson County in western Washington.  We are in active discussions with the Washington State Department of Ecology to promote protection of the environment, optimize and appropriately allocate the remaining cleanup liabilities, and maximize our control over the remediation process.

      Management continues to monitor the Port Gamble and Port Ludlow cleanup processes closely.  The $1.9 million remediation liability balance as of December 31, 2010 represents our best current estimate of the remaining cleanup cost and most likely outcome to various contingencies within both locations.  Where possible, the Company records to the most likely point estimate within the range and when no point estimate within the range is better than another, the Company records to the low end of the range of possible outcomes.  These liabilities are based upon a number of estimates and judgments that are subject to change as the project progresses.  Statistical models have been used to estimate the liability for the aforementioned matters and suggest a potential aggregate range of loss of $744,000 to $3.8 million.

We benefit from certain tax treatment accorded to master limited partnerships, and if that status changes the holders of our units may realize less advantageous tax consequences.  The Partnership is a Master Limited Partnership (MLP) and is therefore not generally subject to U.S. federal income taxes.  If a change in tax law (or interpretation of current tax law) caused the Partnership to become subject to income taxes, operating results would be adversely affected.  We also have three taxable subsidiaries.  The estimation of income tax expense and preparation of income tax returns requires complex calculations and judgments.  We believe the estimates and calculations used in this process are proper and reasonable but if a federal or state taxing authority disagreed with the positions we have taken, a material change in provision for income taxes, net income, or cash flows could result.

We are sensitive to demand and price issues relating to our sales of logs in both domestic and foreign markets.  We generate Fee Timber revenue primarily by selling softwood logs to domestic mills and to third-party intermediaries who resell them to the export market.  The domestic market for logs in our operating area depends heavily on U.S. housing starts. Recent economic events have dramatically slowed U.S. housing starts, which has reduced demand for lumber.  In addition, imported lumber from Canada and increasing market acceptance of engineered wood products have acted to hold down the price of lumber. To the extent the housing crisis continues or deepens the negative impacts on our operating results could continue.  Over the past decade, we have seen log prices erode in the Japanese market as competing logs and lumber from regions outside of the United States and engineered wood products have gradually gained market acceptance.  These export markets for Pacific Northwest logs are significantly affected by fluctuations in United States, Japanese and, increasingly, Chinese and Korean economies, as well as by the foreign currency exchange rate between these Asian currencies and the U.S. dollar, as well as ocean transportation costs.

We and our customers are dependent upon active credit markets to fund operations.  We sell logs from our Fee Timber segment to mills and log brokers that in most circumstances rely upon an active credit market to fund their operations.  Our Real Estate sales are also often dependent upon credit markets in order to fund acquisitions. To the extent the ongoing economic crisis exacerbates existing borrowing restrictions that impact many of our customers, we expect those customers to respond by reducing their expenditures, and those reductions may have the effect of directly reducing our revenues and of indirectly reducing the demand for our products. Any such outcomes could materially and adversely impact our results of operations, cash flows, and financial condition. Laws in the state of Washington limit our ability to offer seller-financing to non-business entities without appropriate certification from the Director of Financial Institutions. We are investigating our alternatives for complying with these new rules and until such time as we are compliant with these new systems, our ability to market raw land to certain individuals will be limited.

We are controlled by our managing general partner.  As a limited partnership, substantially all of our day-to-day affairs are controlled by our managing general partner, Pope MGP, Inc.  The board of directors of Pope MGP, Inc. serves as our board of directors, and by virtue of a stockholder agreement, the shareholders of Pope MGP, Inc., Emily T. Andrews and Peter T. Pope, each have the ability to designate one of our directors and to veto the selection of each of our other directors, other than our chief executive officer, who serves as a director by virtue of his executive position.  Unitholders may remove the managing general partner only in limited circumstances, including, among other things, a vote of the holders of a two-thirds majority of the “qualified units,” which means the units that have been owned by their respective holders for at least five years prior to such vote.  By virtue of the terms of our agreement of limited partnership, as amended, or “partnership agreement”, our managing general partner directly, and Mrs. Andrews and Mr. Pope indirectly, have the ability to prevent or impede transactions that would result in a change of control of the Partnership; to prevent or, upon the approval of limited partners holding a majority of the units, to cause, the sale of the assets of the Partnership; and to cause the Partnership to take or refrain from taking certain other actions that you might otherwise perceive to be in the Partnership’s best interest.  Under our partnership agreement, we are required to pay to Pope MGP, Inc. an annual management fee of $150,000, and to reimburse Pope MGP, Inc. for certain expenses incurred in managing our business.  Reimbursements for expenses totaled $800 in 2010 and $2,000 in 2009.

We may incur losses as a result of natural disasters that may occur, or that may be alleged to have occurred, on our properties.  Forests are subject to a number of natural hazards, including damage by fire, hurricanes, insects and disease, and during periods of unusually heavy rain and snowmelt, flooding and landslides may damage homes and personal property. Changes in global climate conditions may intensify these natural hazards. Severe weather conditions and other natural disasters can also reduce the productivity of timberlands and disrupt the harvesting and delivery of forest products. While damage from natural causes is typically localized and would normally affect only a small portion of our timberlands at any one time, these hazards are unpredictable and losses might not be so limited. While management believes we follow sound forest management and risk mitigation procedures, and all forest operations meet or exceed the rules and regulations governing forest practices in Washington and Oregon, we cannot be certain that we will not be the subject of claims based on allegations that we acted improperly in managing our property. These claims may take the form of individual or class action litigation, regulatory or enforcement proceedings, or both. Any such claims could result in substantial defense costs and divert management’s attention from the ongoing operation of our business, and if any such claims were successful, may result in substantial damage awards, fines or civil penalties. Consistent with the practices of other large timber companies, we do not maintain insurance against loss of standing timber on our timberlands due to natural disasters.

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

Consolidation of sawmills in our geographic operating area may reduce competition among our customers, which could adversely affect our log prices.  In the past we have experienced, and may continue to experience, consolidation of sawmills in the Pacific Northwest.  Because a portion of our cost of sales in our Fee Timber segment, which considers the Combined tree farms, consists of transportation costs for delivery of logs to domestic sawmills, it becomes increasingly expensive to transport logs over longer distances for sales in domestic markets.  As a result, a reduction in the number of sawmills, or in the number of sawmill operators, may reduce competition for our logs, increase transportation costs, or both.  These consolidations thus may have a material adverse impact upon our Fee Timber revenue or income and, as that segment has traditionally represented our largest business unit, upon our results of operation and financial condition as a whole.  Any such material adverse impact on timber revenue and income as a result of regional mill consolidations will also indirectly affect our Timberland Management & Consulting segment in the context of raising capital for investment in Pacific Northwest-based timber funds.

Item 1B.               UNRESOLVED SECURITIES AND EXCHANGE COMMISSION COMMENTS

None

Item 2.                  PROPERTIES

           The following table reconciles acreage owned as of December 31, 2010 to acreage owned as of December 31, 2009.  As noted previously, we own 20% of the Funds, and this table excludes the 61,000 acres of timberland owned by the Funds.  Properties are typically transferred from Fee Timber to the Real Estate segment at the point in time when the Real Estate segment takes over responsibility for managing the properties with the goal of maximizing the properties’ value upon disposition.

Description	2009	Transfers	Acquisitions	Other (1)	2010
Timberland:
Hood Canal tree farm (2)	70,788	(312)	-	(10)	70,466
Columbia tree farm (2)	43,625	-	2	-	43,627
Total Timberland	114,413	(312)	2	(10)	114,093
Land held for sale:
Bremerton - Wright Creek	1	(1)	-	-	-
Hansville - Chatham	10	(10)	-	-	-
Jefferson County	14	(14)	-	-	-
Everett - East Crest Hills	2	-			2
Timberland Ridge	40	(40)	-	-	-
Subtotal land held for sale	67	(65)	-	-	2
Land held for development:
Bremerton - Wright Creek	44	1	1	-	46
Gig Harbor - Harbor Hill	251	-	-	-	251
Homestead	39	-	-	-	39
Jefferson County	70	143	-	-	213
Mason County	-	183	-	-	183
Kingston - Arborwood	356	-	-	-	356
Kingston - 5-Acre zoning	366	-	-	-	366
Nursery Hansville	106	-	-	-	106
Oak Bay	205	-	-	-	205
Hansville - Chatham	142	10	-	-	152
Port Gamble townsite	167	-	-	-	167
Shine Canyon	69	-	-	-	69
Port Ludlow - Tala Point	256	-	-	-	256
Tarboo Easement	129	-	-	-	129
Timberland Ridge	95	40	-	-	135
Walden	120	-	-	-	120
Other	41	-	-	-	41
Subtotal land held for development	2,456	377	1	-	2,834
Total Real Estate Acres	2,523	312	1	-	2,836
Grand Total Acres	116,936	-	3	(10)	116,929

(1)	Certain parcels adjusted due to a Geographic Information Systems (GIS) reconciliation for Timberland ownership.
(2)	A subset of this property is used as collateral for the Partnership's long-term debt, excluding debt of the Funds.

The following table provides dwelling unit (DU) per acre zoning for the Partnership’s owned timberland and development properties as of December 31, 2010 and land sold during 2010:

Current Land Inventory (acres)				2010 Land Sales
Zoning Designation	Real Estate	Fee Timber	Totals	Acres	$/Acre	Total Sales
Urban zoning	687	-	687	-	$-	$-
1 DU per 5 acres	708	1,632	2,340	-	-	-
1 DU per 10 acres	131	713	844	-	-	-
1 DU per 20 acres	882	34,976	35,858	-	-	-
1 DU per 40 acres	45	2,219	2,264	-	-	-
1 DU per 80 acres	251	50,640	50,891	-	-	-
Forest Resource Lands	26	23,832	23,858	-	-	-
Open Space	20	81	101	-	-	-
Historic Rural Town	86	-	86
Total	2,836	114,093	116,929	-	$-	$-

Item 3.                   LEGAL PROCEEDINGS

None.

Item 4.                   (RESERVED)

PART II

Item 5.                   MARKET FOR REGISTRANT’S UNITS, RELATED SECURITY HOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

           Certain information respecting trades in the Partnership’s equity securities is quoted on NASDAQ and traded under the ticker symbol “POPE”.  The following table sets forth the 2008 to 2010 quarterly ranges of low and high prices, respectively, for the Partnership’s units together with per unit distribution amounts by the period in which they were paid:

	High	Low	Distributions

Year Ended December 31, 2008
First Quarter	$38.50	$34.01	$0.40
Second Quarter	37.50	32.01	0.40
Third Quarter	34.00	28.06	0.40
Fourth Quarter	28.48	15.00	0.40
Year Ended December 31, 2009
First Quarter	$22.89	$15.61	$0.20
Second Quarter	28.98	18.52	0.20
Third Quarter	25.28	21.56	0.20
Fourth Quarter	25.25	22.32	0.10
Year Ended December 31, 2010
First Quarter	$28.89	$23.32	$0.10
Second Quarter	28.90	25.02	0.10
Third Quarter	28.00	24.00	0.25
Fourth Quarter	38.61	26.62	0.25

Unitholders

As of February 3, 2011, there were 4,323,263 outstanding units and this represented 262 holders of record.  Units outstanding exclude 53,223 units granted to management and members of the managing general partner’s board of directors that are currently restricted from trading.  The trading restriction for these units is lifted as the units vest.  Restricted units granted to date vest over either a four- or two-year vesting schedule.  Those grants that have a four-year vesting schedule vest either ratably over four years or 50% on the third anniversary of the grant date and the remaining 50% upon reaching the fourth anniversary.  Two-year grants vest 50% upon reaching the first anniversary of the grant date and the remainder on the second anniversary.

Distributions

All cash distributions are at the discretion of the Partnership’s managing general partner, Pope MGP, Inc. (the “Managing General Partner”).  During 2010, the Partnership made two quarterly distributions of 10 cents per unit and two of 25 cents per unit that totaled $3.2 million in the aggregate.  The Partnership also distributed $3.2 million in 2009; those amounts were paid at 20 cents per unit for the first three quarters and 10 cents per unit in the fourth quarter.

In recognition of the improvement in log prices and the resumption of higher harvest levels relative to 2009, the Partnership increased its distribution in the third quarter of 2010 to 25 cents per unit. The Managing General Partner, in its discretion, determines the amount of the quarterly distribution and regularly evaluates distribution levels. The Partnership recognizes that current economic conditions warrant continued sensitivity to the stewardship of cash balances. As such, the quarterly determination of distribution amounts, if any, will reflect the expectations of management and the Managing General Partner for the Partnership’s liquidity needs.

Equity Compensation Plan Information

The Partnership maintains the Pope Resources 2005 Unit Incentive Plan, which authorizes the granting of nonqualified equity compensation in order to provide incentives to align the interests of management with those of unitholders. Pursuant to the plan, the Partnership issues restricted unit grants with vesting ranges between two and four years on the anniversary of the grant.  The terms of these grants require that the grantee remain an employee as of the vesting date.  As of December 31, 2010 there were 64,673 unvested and outstanding restricted units of which 28,823 units are scheduled to vest in 2011. Previously, the Partnership maintained the Pope Resources 1997 Unit Option Plan pursuant to which unit options were granted for purposes similar to the 2005 incentive plan. Upon the adoption of the 2005 Unit Incentive Plan, the Partnership ceased making further awards under the 1997 plan. As of December 31, 2010 there were fully vested options outstanding for the purchase of 47,874 units with a weighted average exercise price of $14.85.  Additional information regarding equity compensation arrangements, including the new 2010 incentive compensation program, is set forth in Note 7 and Item 11 Executive Compensation.

Repurchase of Equity Securities

In December 2008 we announced a unit repurchase plan pursuant to which the Partnership was authorized to repurchase limited partner units with an aggregate value of up to $2.5 million.  Since that time, we have increased the aggregate value of units authorized for repurchase to $5 million and extended the repurchase plan to allow for repurchases through December 2011.  As of December 31, 2010, there remained an unutilized authorization for unit repurchases of $2.5 million. Partnership unit repurchases under this 2008 plan during 2010 were as follows:

2008 $2.5 million unit repurchase plan, following December 2010 extension

Quarter ended:	31-Mar	30-Jun	30-Sep	31-Dec
Total number of units purchased	-	-	13,316	948
Average price paid per unit	$0.00	$0.00	$26.70	$27.62
Total number of units purchased as part of publicly announced plans or programs	111,295	111,295	124,611	125,559
$2.5 million unit repurchase extension	-	-	-	-
Approximate dollar value remaining to purchase units under the announced plans or programs ($000's) *	$2,865	$2,865	$2,510	$2,484
* Total amount of repurchase plan less cumulative repurchases

On December 31, 2010, the Partnership repurchased 334,340 units from a single shareholder, outside the scope of the formal repurchase program, for $35.50 per unit (which excludes a $0.05 per unit commission paid on settlement).  The units represent 7.2% of the total units outstanding at that time and were retired.  As of February 18, 2011 we had not made any repurchases of units since year-end.

Performance Graph

The following graph shows a five-year comparison of cumulative total unitholder returns for the Partnership, the Standard and Poor’s Forest Products Index and the Wilshire 4500 for the five years ended December 31, 2010.  The total unitholder return assumes $100 invested at the beginning of the period in the Partnership’s units, the Standard and Poor’s Forest Products Index, and the Wilshire 4500.  The graph assumes distributions are reinvested.

Issuance of Unregistered Securities

The Partnership did not conduct any unregistered offering of its securities in 2008, 2009, or 2010.

Item 6.                   SELECTED FINANCIAL DATA

Actual Results.  The financial information set forth below for each of the indicated years is derived from the Partnership’s audited consolidated financial statements.  This information should be read in conjunction with the audited consolidated financial statements and related notes included with this report.

(Dollars in thousands, except per unit data)	Year Ended December 31,
Statement of operations data	2010	2009	2008	2007	2006
Revenue:
Fee Timber	$27,674	$14,847	$23,551	$35,514	$35,260
Timberland Management & Consulting	31	601	944	1,344	3,670
Real Estate	3,487	5,030	3,683	15,037	27,320
Total revenue	31,192	20,478	28,178	51,895	66,250

Operating income/(loss):
Fee Timber	9,703	3,724	6,294	15,215	14,592
Timberland Management & Consulting	(1,250)	(375)	(543)	(883)	1,266
Real Estate (1)	(809)	1,663	(1,111)	5,163	13,864
General and Administrative	(4,731)	(3,733)	(3,951)	(4,782)	(3,817)
Total operating income	2,913	1,279	689	14,713	25,905

Net income (loss) attributable to unitholders	$2,038	$(272)	$1,162	$15,508	24,910

Earnings (loss) per unit – diluted	$0.43	$(0.07)	$0.23	$3.22	$5.22

Distributions per unit	$0.70	$0.70	$1.60	$1.36	$1.06

Balance sheet data
Total assets	235,837	187,080	165,411	148,550	180,282
Long-term debt, net of current portion	50,468	28,659	28,169	29,385	30,866
Partners’ capital	70,990	83,126	87,817	96,644	87,605
Debt to total capitalization (2)	36%	26%	25%	24%	27%

(1)	Real Estate operating loss in 2010, 2009, 2007, and 2006 includes $875,000, $30,000, $1,878,000, and $260,000, respectively, of environmental remediation charges.
(2)	Debt-to-total-capitalization ratio is calculated as the long-term debt of the partnership, excluding debt of the Funds, divided by Partner’s capital

Free cash flow, a non-GAAP measure, provides users of financial statements an indication of liquidity and earnings performance. Since this measure starts with cash provided by operations, it does not include the increases or decreases resulting from changes in working capital that are included in operating cash flow presented on the Statement of Cash Flows. The Partnership has used the method detailed below for calculating free cash flow. Management recognizes that there are varying methods of calculating free cash flow and has provided the calculation below to aid investors that are attempting to reconcile between those different methods.

(Dollars in thousands, except per unit data)	Year Ended December 31,
Free cash flow (3):	2010	2009	2008	2007	2006
Cash provided by operations (4)	$8,950	$662	$3,952	$12,113	$33,114
Plus:
Net loss attributable to noncontrolling interests (5)	1,218	950	1,018	402	69
Less:
Principal payments	(1,038)	(1,418)	(1,342)	(1,481)	(1,675)
Change in operating accounts and non-cash charges (6)	(3,295)	(585)	44	2,528	(4,004)
Capital expenditures, excluding
timberland acquisitions (7)	(941)	(1,224)	(1,715)	(2,294)	(1,720)
Free cash flow	4,894	(1,615)	1,957	11,268	25,784

Other data
Acres owned/managed (thousands)	175	150	405	430	433
Fee timber harvested (MMBF)	53	32	38	55	55

(3)
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

(4)
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

(5)	Backs out the impact of the Funds and IPMB on Pope Resources’ free cash flow.
(6)	Non-cash charges exclude cost of land sold, depletion, depreciation and amortization, and capitalized development activities.
(7)
Fund II acquired 25,000 and 12,000 acres of timberland in 2010 and 2009, respectively, and the Partnership acquired 1,180 acres of timberland in 2008.  Fund I acquired 24,000 acres of timberland in 2006.  The cost of these acquisitions was not included in the calculation of free cash flow.

Item 7.                   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains a number of projections and statements about our expected financial condition, operating results, and business plans and objectives.  These statements reflect management’s estimates based upon our current goals, in light of management’s knowledge of existing circumstances and expectations about future developments.  Statements about expectations and future performance are “forward looking statements” which describe our goals, objectives and anticipated performance.  These statements are inherently uncertain, and some or all of these statements may not come to pass.  Accordingly, you should not interpret these statements as promises that we will perform at a given level or that we will take any or all of the actions we currently expect to take.  Our future actions, as well as our actual performance, will vary from our current expectations, and under various circumstances these variations may be material and adverse.  Some of the factors that may cause our actual operating results and financial condition to fall short of our expectations are set forth in the part of this report entitled “Risk Factors” in Item 1A above.  Some of the issues that may have an adverse and material impact on our business, operating results and financial condition include economic conditions that affect consumer demand for our products and the prices we receive for them; government regulation that affects our ability to access our timberlands and harvest logs from those lands; the implications of significant indirect sales to overseas customers, including currency translation, regulatory and tax matters; the effect of financial market conditions on our investment portfolio and related liquidity; environmental and land use regulations that limit our ability to harvest timber and develop property; access to debt financing by our customers as well as ourselves; and the impacts of climate change and natural disasters on our timberlands and on surrounding areas. From time to time we identify other risks and uncertainties in our other filings with the Securities and Exchange Commission.  The forward-looking statements in this report reflect our estimates as of the date of the report, and we cannot undertake to update these statements as our business operations and environment change.

This discussion should be read in conjunction with the Partnership’s audited consolidated financial statements included with this report.

EXECUTIVE OVERVIEW

Pope Resources, A Delaware Limited Partnership (“we” or the “Partnership”), is engaged in three primary businesses.  The first, and by far most significant segment in terms of owned assets and operations, is the Fee Timber segment.  This segment includes timberlands owned directly by the Partnership and operations of the Funds.   Operations in this segment consist of growing timber to be harvested as logs for sale to export brokers and domestic manufacturers.  The second most significant business in terms of total assets owned is the development and sale of real estate.  Real Estate activities primarily take the form of securing permits, entitlements, and, in some cases, installing infrastructure for raw land development and then realizing that land’s value by the selling of larger parcels to buyers who will take the land further up the value chain, either to home buyers or to operators and lessors of commercial property.  Since these land projects span multiple years, the Real Estate segment may incur losses for multiple years while a project is developed until that project is sold resulting in operating income.  Our third business is raising and investing capital from third parties for private equity timber funds and managing the timberland owned by both these funds and unaffiliated owners.

As of December 31, 2010, we owned 114,000 acres of timberland in western Washington, 61,000 acres of timberland for the Funds in Washington and Oregon, plus 2,800 acres of real estate held for sale or development.  Our third-party services have historically been conducted in Washington, Oregon, and California.

Net income attributable to unitholders for the year ended December 31, 2010 totaled $2.0 million, or $0.43 per diluted ownership unit, on revenues of $31.2 million.  For the corresponding period in 2009, net loss attributable to unitholders totaled $272,000, or $0.07 per diluted ownership unit, on revenues of $20.5 million.  For the year ended December 31, 2010, cash flow from operations was $9.0 million, compared to $662,000 in 2009.  Net income attributable to unitholders for the quarter ended December 31, 2010 totaled $1.7 million, or $0.35 per diluted ownership unit, on revenues of $8.5 million.  This compares to net loss attributable to unitholders for the quarter ended December 31, 2009 that totaled $376,000, or $0.08 per diluted ownership unit, on revenues of $5.2 million.

Our revenues, net income and cash flows increased in 2010 from 2009 and 2008 primarily as a result of an increase in demand for logs in Asian markets, specifically China and Korea.  Increased export lumber demand from China also contributed indirectly by helping our sawmill customers increase lumber exports at a time when domestic lumber demand is still soft due to depressed housing markets.  Macroeconomic factors that reflect or influence the health of the U.S. housing market and have a bearing on our business revolve around employment growth, tight credits markets, and the supply of foreclosed homes.  These factors resulted in record low housing starts in 2009, which negatively impacted our revenues, net income and cash flow.  While these macroeconomic factors did not materially improve in 2010, their impact in 2010 on our business was overshadowed by the strength of log export markets and the performance of the U.S. Dollar against currencies of our competitors and customers.

Currency exchange rates influence the competitiveness of our logs in Asian export markets as well as the competitiveness of our domestic sawmill customers in the context of their Asian lumber exports relative to imported lumber from Canada, Europe, or the Southern Hemisphere.  Our export logs are sold to domestic intermediaries who then export the logs.  Exchange rates impact the ability of these intermediaries to compete in Asian markets with logs that originate from Canada, Russia, or the Southern Hemisphere.  In 2010, the U.S. Dollar weakened against the Canadian, Australian and New Zealand Dollars, the Japanese Yen and Korean Won, while strengthening against the Russian Ruble.  This relative currency weakness increased the attractiveness of our logs to Asian markets, particularly in China, whose Yuan is indexed to the U.S. Dollar.

As an owner and manager of timberland, we focus keenly on three “product” markets: lumber, logs, and timberland.  Each of these markets has unique and distinct attributes such that the respective product prices do not move up or down in lockstep with each other.  Generally, the lumber market is the most volatile as it responds quickly (even daily) to changes in housing-driven demand and to changes in lumber inventories.  We do not manufacture lumber, but the price of finished lumber affects the demand and pricing for logs.  Although the lumber market is volatile, it can provide considerable information about trends that will affect our harvest decisions.  Log markets are affected by what is happening in the spot lumber markets, but pricing shifts typically adjust monthly rather than daily.  Log price volatility is also moderated because logs are used to produce products besides lumber (especially pulp).  The market for timberland tends to be less volatile, with pricing that lags behind both lumber and log markets.  This is a function of the longer time horizons utilized by timberland investors, where the short-swing fluctuations of log or lumber prices are moderated in acquisition modeling.  We closely monitor the lumber market because activity there can presage log price changes.  We are constant participants in the log market as we negotiate delivery prices to our customers.  The timberland market is important as we are constantly evaluating our own portfolio and its underlying value, as well as the opportunities to adjust that portfolio through either the acquisition or disposition of such land.

Our current strategy for adding timberland acreage is centered on our private equity timber fund business model, which consists of raising investment capital from third-party investors and investing that capital, along with our own capital co-investment, into new timberland properties.  We have raised two timber funds that have a combined $150 million in assets under management.  Our 20% co-investment in the Funds, which totals $28 million, affords us a share of the Funds’ operating cash flows while allowing us to earn asset management and timberland management fees as well as incentive fees based upon the overall success of each fund.  Management also believes that this strategy allows us to maintain more sophisticated expertise in timberland acquisition, valuation, and management than could be cost-effectively maintained for the Partnership’s timberlands alone. Our Real Estate challenges center around how and when to “harvest” a parcel of land and capture the optimum value increment by selling the property, balancing the long-term risks of carrying and developing a property against the potential for income and positive cash flows upon sale.

Our consolidated revenue in 2010, 2009, and 2008, on a percentage basis by segment, was as follows:

Segment	2010	2009	2008
Fee Timber	89%	72%	84%
Timberland Management & Consulting	-%	3%	3%
Real Estate	11%	25%	13%

Additional segment financial information is presented in Note 12 to the Partnership’s Consolidated Financial Statements included with this report.

Outlook

We plan to increase harvest volumes in 2011 above the 53 MMBF harvested in 2010.  Harvest volume deferred from 2008 to 2010, which totals 50 MMBF, provides us the flexibility to respond to strength in log markets by increasing our harvest level above our current sustainable harvest level of 70 MMBF, which includes 27 MMBF from the Funds.  Export log markets are anticipated to offset continued weakness in domestic demand for logs, lumber, and land in 2011.  Log markets in early 2011 have risen significantly from the end of 2010.   To the extent this strength continues we may choose to increase harvest levels on both the Partnership and Fund properties above our current plan.

We are also anticipating operating results for our Real Estate segment will approximate 2010, as the market for developable land is expected to remain extremely weak in 2011.  Until the market improves, we expect to concentrate our Real Estate activities primarily on conservation sales, the sale of CE’s, and securing entitlements to our properties while deferring spending on infrastructure improvements wherever possible.

General & Administrative costs in 2011 are expected to decline from 2010, reflecting non-recurring consultant costs to establish a new incentive compensation program and greater initial accrual costs for the multi-year performance cycles.

RESULTS OF OPERATIONS

The following table reconciles net income (loss) attributable to unitholders for the years ended December 31, 2010 to 2009 and 2009 to 2008.  In addition to the table’s numeric analysis, the explanatory text that follows describes many of these changes by business segment.

YEAR TO YEAR COMPARISONS
(Amounts in $000's)

	2010 vs. 2009	2009 vs. 2008

	Total	Total
Net income (loss) attributable to unitholders:
2010 period	$2,038
2009 period	$(272)	$(272)
2008 period		$1,162
Variance	$2,310	$(1,434)

Detail of earnings variance:
Fee Timber
Log price realizations (A)	4,028	$(3,116)
Log volumes (B)	8,421	(2,673)
Depletion	(3,168)	1,469
Production costs	(2,905)	1,439
Other Fee Timber	(397)	311
Timberland Management & Consulting
Management fee changes	(531)	(317)
Other Timberland Management & Consulting	(344)	485
Real Estate
Land and conservation easement sales	(1,199)	1,433
Environmental remediation liability	(845)	(30)
Timber depletion on HBU sale	6	478
Other Real Estate	(434)	893
General & administrative costs	(998)	218
Net interest expense	(137)	(782)
Debt extinguishment costs	(113)	(1,137)
Other (taxes, noncontrolling interests, impairment)	926	(105)
Total change in earnings	$2,310	$(1,434)

(A)	Price variance calculated by extending the change in average price realized by current period volume.
(B)	Volume variance calculated by extending change in sales volume by the average log sales price for the the comparison period.

Fee Timber

Revenue and Operating Income

Fee Timber results include operations from 114,000 acres of timberland owned by the Partnership and 61,000 acres of timberland owned by the Funds.  Fee Timber revenue is earned primarily from the harvest and sale of logs from these timberlands which are located in western Washington and northwestern Oregon and, to a lesser extent, from the lease of cellular communication towers together with the sale of gravel and other resources from our timberlands.  Revenue from sales of timberland tracts will also appear periodically in results for this segment on the relatively infrequent occasions when those transactions occur.  Our Fee Timber revenue is driven primarily by the volume of timber harvested.  Fee timber expenses, which consist predominantly of depletion, harvest and transportation costs, vary directly and roughly proportionately with harvest volume and the resulting revenues.  Revenue and costs related to harvest activities on timberland owned by the Funds are consolidated into this discussion of operations.

Revenue and operating income for the Fee Timber segment for each year in the three-year period ended December 31, 2010, are as follows:

($ Million) Year ended	Log Sale Revenue	Mineral, Cell Tower & Other Revenue		Total Fee Timber Revenue	Operating Income (Loss)	Harvest Volume (MBF)
Pope Resources Timber	$20.7	$1.6		$22.3	$9.5	42,277
Timber Funds	5.1	0.3		5.4	0.2	10,722
Total Fee Timber 2010	$25.8	$1.9		$27.7	$9.7	52,999

Pope Resources Timber	$13.3	$1.5		$14.8	$4.0	32,461
Timber Funds	-	-		-	(0.3)	-
Total Fee Timber 2009	$13.3	$1.5		$14.8	$3.7	32,461

Pope Resources Timber	$16.7	$2.0		$18.7	$6.7	32,455
Timber Funds	2.4	2.4	*	4.8	(0.4)	5,293
Total Fee Timber 2008	$19.1	$4.4		$23.5	$6.3	37,748

*Conservation easement sale revenue

Fiscal Year 2010 compared to 2009.  Revenue and operating income increased in 2010 from 2009 due to a 63% increase in harvest volume and a $76 per MBF, or 19%, increase in log prices.  Harvest volume increased as both export log markets strengthened relative to 2009 and new export lumber markets to China emerged. The planned harvest for 2010 was 32 MMBF from the Partnership timberlands and no harvest from the Funds, however we responded to improved export and domestic market conditions by harvesting more volume.

Our harvest in 2010 consisted of a relatively high 19.8% of the log volume from the Funds’ tree farms, which were purchased much later than the Partnership’s properties.  The Funds’ tree farms have a much higher cost basis and, as such, higher per-unit depletion charge. This resulted in only 2.1% of our Fee Timber operating income coming from the operations of the Funds’ timberlands.

Fiscal Year 2009 compared to 2008.  Revenue and operating income decreased in 2009 from 2008 due to a 14% lower harvest volume and a $96 per MBF, or 19%, decline in log prices.  The decrease in 2009 harvest volume from 2008 was due to continuing weak log markets which caused us to reduce harvest levels in 2009 below our planned harvest level.  We originally planned to harvest 37 MMBF in 2009, but as 2009 progressed and log markets weakened below the levels that we had forecasted, we decided to defer additional harvested volume resulting in a 38% harvest deferral in 2009.  Log prices declined in 2009 due in part to a decision to harvest a higher proportion of low quality stands that had a higher proportion of lower valued pulpwood.  This decision was made in order to preserve more of our higher valued stands that contained more sawlog volume for a point in the future where sawlog prices are higher.

The CE sale completed by Fund I in 2008 is accounted for in the Fee Timber segment due to our policy of including all operations of the Funds in the Fee Timber segment.  CE sales and land sales from the Hood Canal and Columbia tree farms made to buyers that plan to preserve the land from future development are accounted for in the Real Estate segment.

ORM Timber Funds.  Due to the Partnership’s management and control of the Funds, they are consolidated into our financial statements, with the 80% of these Funds owned by third parties reflected in our Statement of Operations under the caption “Net loss attributable to noncontrolling interest-ORM Timber Funds.” Fund II acquired its first properties in October 2009 and, as result, had minimal impact on the consolidated segment performance in 2009 and 2008.  We deferred harvesting from each of the Funds’ tree farms in 2009 and the first quarter of 2010 in anticipation of weak log markets.  However, we began harvesting from the Funds’ tree farms during the second quarter of 2010 in response to improvements to domestic and export log markets and continued harvesting through the end of year to take advantage of higher prices.  We harvested 11 MMBF from the Funds’ tree farms in 2010, no volume in 2009, and 5 MMBF in 2008.  The Funds collectively generated revenue of $5.4 million in 2010 compared with $28,000 of revenue in 2009 and $4.8 million of revenue generated in 2008.  The 2010 operating income of $166,000 for the Funds is a $460,000 improvement over 2009’s operating loss of $294,000 as a result of a 10.7 MMBF increase in harvest volume and a small Fund I land sale in 2010. Fund operating income as a percentage of revenue reflects the high basis relative to the historic Partnership timberlands and, as a result, higher depletion expense than the Partnership timberlands.

Log Volume

Log volume sold for each year in the three-year period ended December 31, 2010 was as follows:

Volume (in MBF)	2010	% Total	2009	% Total	2008	% Total
Sawlogs
Douglas-fir	34,978	66%	22,383	69%	24,913	66%
Whitewood	7,096	13%	1,080	3%	3,121	8%
Cedar	865	2%	827	2%	795	2%
Hardwoods	941	2%	835	3%	977	3%
Pulpwood
All Species	9,119	17%	7,336	23%	7,942	21%

Total	52,999	100%	32,461	100%	37,748	100%

Fiscal Year 2010 compared to 2009.  Harvest volume increased 63% from 2009 to 2010.  Strong Chinese export markets, and to a lesser extent Korean markets, prompted our decision to increase harvest volume above 2009’s level.  This strong export market has helped support domestic sawlog prices despite a soft domestic lumber market as domestic sawmills have had to increase log prices to compete for volume diverted to export markets.  Many of our sawmill customers are able to afford higher log prices due to the emergence of a new export lumber market in China, for which many of these customers are producing a significant proportion of their overall lumber volume.  Log volumes harvested in 2009 included a higher proportion of pulpwood due to our decision to focus harvest on lower quality timber stands to conserve higher value sawlog volume for better market conditions.

Fiscal Year 2009 compared to 2008.  Log volume decreased 14% in 2009 from the 2008 harvest as management sought to preserve our asset value while log, lumber, and housing markets continued to decline throughout 2009.  We would generally expect the proportion of harvest going to pulpwood markets to average between 10% and 15%.  However, in 2009 and 2008 we concentrated our harvest on lower quality timber stands to sell logs into pulpwood markets which were not as dramatically impacted as other log markets by the downturn in housing. As such, pulpwood represented a relatively higher-than-normal proportion of harvest volume for both 2009 and 2008. This shift in weighting of our sort mix lowered the average realized price per MBF below what it might otherwise have been, but allowed more valuable stands to continue to grow in both volume and value.

Log Prices

Logs from the Partnership’s tree farms serve a number of different domestic and export markets, with domestic mills historically representing our largest market segment. Throughout 2010, the relative strength of the Chinese export market has been a driving force for much of our log pricing. In contrast to the Japanese export market that has historically only diverted logs to Asia at the top end of the quality spectrum, the Chinese market accepts a log quality that is comparable to that which typically goes to the domestic market. Logs flowing from the Pacific Northwest to China in 2010 increased almost nine-fold from volumes shipped in the comparable period in 2009. Notwithstanding the low level of domestic housing starts, this increased export demand helped to keep upward pressure on domestic log prices throughout 2010.

We have categorized our sawlog volume by species, which is a significant driver of price realized as indicated by the table below.  The average log price realized by species for each year in the three-year period ended December 31, 2010 was as follows:

		Fiscal Year
			∆ from 2009 to 2010
		2010	$/MBF	%	2009
Sawlogs	Douglas-fir	$528	$93	21%	$435
	Whitewood	446	137	44%	309
	Cedar	917	100	12%	817
	Hardwood	502	56	13%	446
Pulpwood	All Species	311	15	5%	296
Overall		486	76	19%	410

		Fiscal Year
			∆ from 2008 to 2009
		2009	$/MBF	%	2008
Sawlogs	Douglas-fir	$435	$(102)	-19%	$537
	Whitewood	309	(103)	-25%	412
	Cedar	817	(428)	-34%	1,245
	Hardwood	446	(192)	-30%	638
Pulpwood	All Species	296	(63)	-18%	359
Overall		410	(96)	-19%	506

The overall log price realized in 2010 increased $76/MBF, or 19%, compared to 2009, primarily due to the same export/domestic market dynamics mentioned above. In addition, the 2009 average log price reflected a high percentage of low value pulpwood compared to that seen in 2010’s totals, 23% vs. 17%, respectively.  Notwithstanding the overall improvements in year-over-year average log prices from 2009 to 2010, the increase was not sufficient to recover the $96/MBF decline in the average price between 2008 and 2009.

Douglas-fir: Douglas-fir is noted for its structural characteristics that make it generally preferable to other softwoods and hardwoods for the production of construction grade lumber and plywood. Demand and price for Douglas-fir sawlogs has historically been very dependent upon the level of new home construction in the U.S.  Douglas-fir log prices realized in 2010 reflect some softening of this direct link between Douglas-fir sawlog prices and domestic housing starts with the dramatic increase in demand for all log species from China.

The rally in Douglas-fir sawlogs began in early 2010 with participants in the domestic supply chain for lumber increasing demand for logs in response to declining inventories.  This increase in domestic demand coincided with an increase in export market demand from China, and to a lesser extent Korea.  Single-family home starts remained at approximately 500,000 units during 2010, compared to approximately 1.7 million at its peak in 2005.  The aforementioned inventory issue was largely addressed by domestic producers in the first quarter of 2010 and with the continued softness in housing starts, we saw sawmills quickly return in the second quarter to lower production levels.  In the absence of strong export market demand this would have caused a deeper decline in log prices. There was, however, continued strength in the export market to China which created competition for Douglas-fir sawlogs.  The 2010 price realized on Douglas-fir sawlogs was up $93/MBF, or 21%, from 2009 as a result of the aforementioned competition between domestic mills and export markets.  This increase nearly reversed the $102/MBF, or 19%, decline in price from 2008 to 2009.

Whitewood: “Whitewood” is a term used to describe several softwood species, but for us primarily refers to western hemlock and spruce.  Though generally considered to be of a lower quality than Douglas-fir, these logs are also used for manufacturing lumber and plywood.  In addition, the same export market conditions described above have provided for strong whitewood export log demand in China as well as the traditional, but more modest export market for whitewood logs to Korea.  The price realized on whitewood sawlogs in 2010 was up $137/MBF, or 44%, versus 2009, also driven by the relative strength in the export log markets in 2010 compared to 2009.  The 2010 increase was a large improvement over the $103/MBF, or 25%, decline in price from 2008 to 2009.

Cedar: Cedar is a minor component in most upland timber stands and is generally used for outdoor applications such as fencing, siding and decking. Although there is a link between demand for these products and housing starts, this link is not as strong as with most other softwood species. A small spike in demand from buyers in 2010 helped drive a $100/MBF, or 12%, increase in cedar prices over 2009.  While the 2010 increase was welcome, it did not come close to clawing back the $428/MBF, or 34%, decline we saw in cedar prices from 2008 to 2009.

Hardwood:  “Hardwood” can refer to many different species, but on our tree farms primarily consists of red alder. The local mills that process red alder sawlogs are using the resource to manufacture lumber for use in furniture and cabinet construction as well as hardwood chips for the pulp and paper industry.  In 2010, hardwood sawlog prices increased $56/MBF, or 13%, when compared to 2009 in response to the continued modest demand for lumber, which came at a time when some mills had relatively low inventories 2010.  This was a modest improvement over the $192/MBF, or 30%, decline in price from 2008 to 2009.

Pulpwood:  Pulpwood is a lower quality log of any species that is manufactured into wood chips. These chips are used primarily to make a full range of pulp and paper products from unbleached linerboard, used in paper bags and cardboard boxes, to fine paper and specialty products. The pulpwood market has enjoyed relative strength over the last couple of years as a direct result of sawmills taking significant downtime in response to the slowdown in housing starts.  Sawmills typically provide the bulk of the chips used by pulp manufacturers, so curtailed sawmill production helped to push up the price of pulpwood sold directly to pulp mills. Pulpwood prices were up $15/MBF, or 5%, when compared to the comparable period in 2009.  The 2010 increase did not quite return pulpwood prices to those realized in 2008 of $359/MBF but it was a meaningful directional improvement over the $63/MBF, or 18%, decline in pulpwood price from 2008 to 2009.

Customers

Annual harvest volume and average price paid each year in the three-year period ended December 31, 2010 was as follows:

	2010			2009			2008
Destination	Volume	%	Price	Volume	%	Price	Volume	%	Price
Export brokers	17,673	33%	$526	4,876	15%	$581	5,615	15%	$610
Domestic mills	26,207	50%	520	20,249	62%	410	24,191	64%	531
Pulpwood	9,119	17%	311	7,336	23%	296	7,942	21%	359
Total	52,999	100%	$486	32,461	100%	$410	37,748	100%	$506

Fiscal Year 2010 compared to 2009. Logs sold to export brokers increased to 33% from 15% of volume in 2010 and 2009, respectively, while volume sold to domestic mills declined to 50% from 62% in 2010 and 2009, respectively.  This is a direct result of volume diverted to the Chinese and Korean export markets.  Export volumes generated a $61/MBF, or 10%, price decrease as a result of the shift from high-quality and high-priced logs sold to Japan in 2009 versus lower quality logs sold into Chinese and Korean markets in 2010.  Logs sold to domestic mills increased in price by $116/MBF, or 28%, as domestic mills competed for log volume with the Chinese and Korean export markets.  As a percentage of overall volume, we directed fewer logs to the pulpwood market in 2010 compared to 2009, although prices increased $15/MBF, or 5%.  As discussed earlier, this was a result of harvesting lower quality timber in 2009 with a higher proportion of pulpwood to preserve higher quality sawlogs for a later time when markets improved.

Fiscal Year 2009 compared to 2008. Volumes by destination showed little relative change in 2009 compared with 2008.  Export brokers represent those log buyers that purchase our logs and then resell them to customers in Japan, China, and Korea.  This market channel accounted for 15% of both our 2009 and 2008 harvest.  Domestic mills purchased 62% of harvest volumes in 2009 versus 64% in 2008.  Pulp mills purchased 23% of our harvest volume in 2009 as compared to 21% of 2008.

Log prices realized from export broker sales declined $29/MBF, or 5%, from 2008 to 2009 as the export market shifted from higher priced logs sent to Japan in 2008 to lower priced logs sent to China and Korea in 2009.  Log prices realized from domestic mills dropped $121/MBF, or 23%, during that same period as result of the contraction in the housing market which rippled through to domestic sawmills and other wood product manufacturers.  Pulpwood prices decreased $63/MBF, or 18%, between 2008 and 2009.   Pulpwood prices were artificially high in 2008 as a result of chip shortages early in that year from sawmill downtime.

The export market for logs in the Pacific Northwest has been migrating over the last couple years from a market highly focused on Japan to a market that includes more volume to China and Korea.  This change in the export market has resulted in a decline in the premium earned from the sale of logs to the export market while at the same time increasing export market demand for logs sourced in the Pacific Northwest.  Sawlogs sold to Korea and China are not of the high quality demanded by the Japanese market and, as a result, do not command the premium pricing generally attributed to the Japanese market. However, this new source of demand for sawlogs in the Pacific Northwest will continue to exert pricing pressure on domestic mills that have been competing with this new and growing offshore source of demand for Pacific Northwest sawlogs.  These new outlets for lower quality logs have helped to diversify our customer mix away from domestic mills that are more heavily dependent on the U.S. housing market.

Another way to look at the impact of these growing export markets is to combine the domestic and export log volumes, which increased $79/MBF, or 18%, in value between 2009 and 2010, from $443/MBF in 2009 to $522/MBF in 2010.  This nearly approaches the 19% decline in value between 2008 and 2009 of these combined export and domestic log volumes, which declined from $545/MBF in 2008 to $522/MBF in 2009.  Over the two-year period from 2008 to 2010, the combined value of export and domestic logs declined by 4%.  This decline would have been much steeper had we not had access to these higher levels of export log demand in China and Korea.

Harvest Volumes and Seasonality

The Partnership owns 114,000 acres of timberland in western Washington and the Funds own collectively 61,000 acres of timberland in western Washington and western Oregon.  We are able to conduct year-round harvest activities on the Hood Canal tree farm and 12,000 acres of the Funds’ properties because these properties are concentrated at low elevations.  In contrast, the Columbia tree farm and the balance of the Funds’ acres are at a higher elevation where harvest activities are generally not possible during the winter months when snow precludes access to the lands.  Generally, we concentrate our harvests from the Hood Canal tree farm in those months when weather limits operations on other properties, thus taking advantage of reduced competition for log supply to our customers and improving prices realized.  As such, when these various tree farms are combined, we can operate so that the pattern of quarterly volumes harvested is flatter than would be the case if looking at one tree farm in isolation.

The percentage of annual harvest volume by quarter for each year in the three-year period ended December 31, 2010 was as follows:

Year ended	Q1	Q2	Q3	Q4
2010	22%	27%	30%	21%
2009	27%	22%	20%	31%
2008	25%	38%	31%	6%

We entered 2010 with a plan to defer harvest volume in response to our expectation of continued weakness in log markets resulting from a slowdown in housing.  That plan called for no harvest from the Funds.  However, as the year progressed and export and domestic markets showed improvement, we gradually increased harvest volume commensurate with the increase in demand, which hit its peak in the third quarter.  By the third quarter of 2010, we had gained confidence in the impact of the China log market and added volume to meet the surges in export and domestic demand.

In 2009, our harvest was weighted to the first and fourth quarters to take advantage of higher seasonal prices.  For 2009, we pushed more than the usual amount of our harvest into the fourth quarter to take advantage of an uptick in market demand and increased prices driven by depleted inventories throughout the supply chain.  The absence of company owned mills requiring volume and less concern with quarterly earnings fluctuations allows us to maximize value by making market timing adjustments.  Furthermore, our practice of permitting excess harvest units provides maximum flexibility to make changes to harvest volumes.

Harvest volumes in 2008 were weighted to the first three quarters of the year.  The precipitous fall-off in the fourth quarter of that year reflects the impact associated with the financial meltdown of 2008.

Cost of Sales

    Cost of sales for the Fee Timber segment consists of harvest and haul costs and depletion expense.  Harvest, haul, and depletion all vary directly with actual harvest volume.  Harvest and haul costs represent the direct cost incurred to convert trees into logs and deliver those logs to their point of sale.  Depletion expense represents the cost of acquiring or growing the harvested timber.  The applicable depletion rate is derived by dividing the aggregate cost of timber, together with capitalized road expenditures, by the estimated volume of merchantable timber available for harvest at the beginning of that year.  The depletion rate is applied to the volume harvested in a given period to calculate depletion expense for that period.  Depletion expense is calculated by first deriving a depletion rate as follows:

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

Fee Timber cost of sales for each year in the three-year period ended December 31, 2010 was as follows:

		Cost of
($ Million)	Harvest, Haul	Conservation		Total Cost
Year ended	and Other	Easement Sale	Depletion	of Sales
2010	$8.9	-	$5.2	$14.1
2009	6.0	-	2.0	8.0
2008	7.5	2.2	3.4	13.1

Cost of sales increased $6.1 million in 2010 from 2009 primarily as a result of a 63% harvest volume increase from 32 MMBF in 2009 to 53 MMBF in 2010, and because we harvested a significant portion of our 2010 harvest from the Funds’ timberlands, which have a much higher depletion rate than the Partnership’s legacy properties.  Depletion expense increased $3.2 million in 2010 relative to 2009.  Of this increase, $2.5 million is due to harvest of 11 MMBF from the Funds’ tree farms that did not occur in 2009 and $639,000 is due to the harvest volume increase from the Hood Canal and Columbia tree farms. Fee Timber cost of sales decreased $5.1 million in 2009 from 2008 as a result of a 5 MMBF decline in harvest volume in 2009 from 2008 and the non-recurring costs incurred in connection with the CE sale in 2008.

Fee Timber cost of sales, expressed on a per MBF basis for each year in the three-year period ended December 31, 2010, was as follows:

Year ended	Harvest, Haul and Other	Depletion	Total Cost of Sales *
2010	$167	$98	$265
2009	184	62	246
2008	198	91	289

* Total excludes cost of conservation easement sale in 2008

Harvest costs vary based upon the physical site characteristics of acreage harvested.  Harvest units that are difficult to access, or that are located on steep hillsides requiring cable harvest systems, are more expensive to harvest.  Haul costs vary based upon the distance between the harvest site and the customer’s location.  Harvest, haul and other costs per MBF decreased $17/MBF in 2010 relative to 2009.  This reduction is attributable to a decrease in pulpwood volume harvested which carries a higher harvest cost per MBF than sawlogs.  Per MBF harvest and haul costs were lower in 2009 relative to 2008 due to the selection of less expensive harvest units in the face of weak log pricing.

We use a pooled depletion rate for volume harvested from the Hood Canal and Columbia tree farms that divides the combined book basis of the merchantable timber for both tree farms by the combined merchantable volume for both tree farms.  On the other hand, for the Funds we calculate separate depletion rates for each of the six Fund tree farms and then present them for this report in terms of a blended aggregate rate.  In 2009, we use and report the pooled depletion rate for volume harvested from the Hood Canal and Columbia tree farms as we had no timber harvest from the Funds’ tree farms.  In 2008, we report two separate depletion rates, the pooled rate for the Hood Canal and Columbia tree farms and a separate blended rate for volume harvested from tree farms owned by Fund I.

Depletion expense resulting from timber harvest for each year in the three-year period ended December 31, 2010 was made up of the following:

	Year ended December 31, 2010
	Pooled	Funds	Total
Volume harvested (MBF)	42,277	10,722	52,999
Rate/MBF	$62	$236	$98
Depletion expense (000's)	$2,640	$2,529	$5,169

	Year ended December 31, 2009
	Pooled	Total
Volume harvested (MBF)	32,461	32,461
Rate/MBF	$62	$62
Depletion expense (000's)	$2,001	$2,001

	Year ended December 31, 2008
	Pooled	Fund I	Total
Volume harvested (MBF)	32,455	5,293	37,748
Rate/MBF	$65	$254	$91
Depletion expense (000's)	$2,094	$1,343	$3,437

We harvested 53 MMBF of timber in 2010, with 11 MMBF of the total attributable to the Funds’ timberlands.  This compares to harvest of 32 MMBF in 2009, solely from the Partnership’s timberlands, and harvest of 38 MMBF in 2008, with 5 MMBF of the 2008 total attributable to the Fund I timberlands.  The Funds’ depletion expense in 2010 and Fund I depletion expense in 2008 represent harvest from timberlands owned by the Funds that reflects a higher depletion rate than our combined pool of depletion costs for the Hood Canal and Columbia tree farms.  The “Pooled” depletion consists primarily of historical timber cost that has been owned by the Partnership for many decades, as well as the Columbia tree farm property that was acquired in 2001. Depletion for the Funds’ timber volume is derived from the cost of timber acquired more recently at a higher overall cost and, therefore, carries a higher depletion rate.

Depletion expense is generated from the harvest and sale of timber and periodically from Real Estate sales when land is sold with standing timber.  Depletion expense generated from Real Estate sales, as was the case in 2008, is excluded from the Fee Timber depletion analysis.

Operating Expenses

Fee Timber operating expenses for each of the three years ended December 31, 2010, 2009, and 2008 were $3.8 million, $3.1 million, and $4.2 million, respectively.

($ Million) Year ended	2010	2009	2008
Operating Expenses	$3.8	$3.1	$4.2
Average Acres	162,484	144,277	137,780
$/Acre	$23	$22	$30

Operating expenses for Fee Timber include management, silviculture and the cost of both maintaining existing roads and building temporary roads required for harvest activities for the 114,000 acres owned by the Partnership and the 61,000 acres owned by the Funds.  Due to consolidation of the Funds into the Partnership’s financial statements the fees generated from the management of the Funds are eliminated from the Fee Timber operating expenses.  These management fees were $1.5 million, $908,000, and $946,000 in 2010, 2009, and 2008, respectively.  The increase in operating expense in 2010 over 2009 is due to the increase in activities to prepare tree farms for the 63% increase in harvest volume in 2010 relative to 2009.  Operating expenses on a per-acre basis remained essentially flat due to the addition of 25,000 acres acquired by Fund II in the third quarter of 2010.  Operating costs declined in 2009 from 2008 as a result of cost-cutting measures implemented in the first quarter of 2009.  Operating expenses, on a per-acre basis, declined by a slightly greater amount relative to the actual expenses due to the additional acres acquired by Fund II in the fourth quarter of 2009.

Timberland Management & Consulting

Revenue and Operating Income

The Timberland Management & Consulting (TM&C) segment develops timberland property investment portfolios on behalf of the Funds.  In addition, we provide our timberland management services to third-party owners of timberland. As of December 31, 2010, the TM&C segment managed two private equity timber funds representing a combined $150 million of assets under management.

Revenue and expense generated through the management of the Funds is accounted for within the TM&C segment, but eliminated as a result of consolidation of the Funds into the Partnership’s financial statements.  The revenue generated from management of these Funds represents an expense to the Fee Timber segment which is eliminated when the Funds are consolidated into the Partnership’s financial statements.  Each fund is owned 20% by the Partnership and, as a result, 80% of these management fees are paid by third-party investors.  We generated a total of $1.5 million, $908,000, and $946,000 of management fee revenue in 2010, 2009, and 2008, respectively, each of which was eliminated in consolidation along with a corresponding decrease in operating expenses for the Fee Timber segment.  At the close of 2010, the TM&C segment was managing 61,000 acres for the Funds compared with 36,000 acres at the end of 2009.  We managed approximately 267,000 acres of timberland for Cascade Timberlands LLC (Cascade) and an additional 24,000 acres for Fund I at the end of 2008. Revenue and operating income for the TM&C segment for each year in the three-year period ended December 31, 2010, were as follows:

Year Ended December 31, (Millions)	2010	2009	2008
Revenue internal	$1.5	$1.5	$1.9
Intersegment eliminations	(1.5)	(0.9)	(1.0)
Revenue external	$0.0	$0.6	$0.9

Operating income-internal	$0.0	$0.4	$0.1
Intersegment eliminations	(1.3)	(0.8)	(0.6)
Operating loss-external	$(1.3)	$(0.4)	$(0.5)

Fiscal Year 2010 compared to 2009.  After elimination of revenue generated from managing the Funds, revenue for 2010 was $570,000 lower than in 2009 and operating loss was $875,000 higher than in 2009.  The decrease in revenue and increase in operating loss resulted primarily from the termination of our management contract with Cascade Timberlands LLC in July of 2009 and secondarily from an increase in segment operating expenses following acquisition by Fund II of 37,000 acres from the fourth quarter of 2009 through to the third quarter of 2010.

Fiscal Year 2009 compared to 2008.  Revenue and operating loss for 2009 were $343,000 and $168,000 lower, respectively, than in 2008.  The decrease in revenue is due to the elimination of the Cascade contract in mid-2009.  The reduction in operating loss is due primarily to a reduction in expenses associated with formation of Fund II as well as cost-cutting efforts within the segment.

Operating Expenses

Fiscal Year 2010 compared to 2009. TM&C operating expenses increased $305,000 in 2010 from 2009.  The increase in operating expense results from a $92 million increase in assets under management following acquisition of four tree farms representing 37,000 acres by Fund II.

Fiscal Year 2009 compared to 2008.  TM&C operating expenses decreased $511,000 in 2009 from 2008.  This is attributable to elimination of costs following the mid-2009 termination of our Cascade management contract and the aforementioned reduction of expense associated with the formation of Fund II and cost-cutting efforts within the segment.

Real Estate

Revenue and Operating Income

The Partnership’s Real Estate segment consists primarily of revenue from the sale of land and sales of CE’s from the Partnership’s timberland portfolio, together with residential and commercial property rents.  Land sales can be for residential purposes or for conservation purposes; in the case of conservation land sales, these are categorized as conservation sales.  The Partnership’s Real Estate holdings are located primarily in the western Washington counties of Pierce, Kitsap, and Jefferson.  Revenue in the Real Estate segment is generated through the sale of land, the rental of homes and commercial properties at the Port Gamble townsite, and the sale of land development rights.  Land sales include the sale of unimproved land which generally consists of larger acreage sales rather than single lot sales and are normally completed with very little capital investment prior to sale.  Rural residential lot sales generally require some capital improvements such as zoning, road building, or utility access improvements prior to completing the sale.  Commercial and residential plat land sales represent land sold after development rights have been obtained and are generally sold with certain infrastructure improvements in place.  Sales of development rights can take different forms, but in 2010 reflected the sale of a CE on 6,886 acres of the Columbia tree farm and in 2009 reflected the sale of a CE on 2,290 acres of the Hood Canal tree farm, both of which preclude future real estate development.

Results from Real Estate operations are expected to vary significantly from year to year as we make multi-year investments in entitlements and infrastructure prior to selling entitled or developed land.  Revenue and operating income for the Real Estate segment for each year in the three-year period ended December 31, 2010 were as follows (all dollar amounts in millions):

Year ended	Revenue	Environmental remediation expense	Operating income (loss)
2010	$3.5	$0.9	$(0.8)
2009	5.0	-	1.7
2008	3.7	-	(1.1)

Real Estate segment revenue for each year in the three-year period ended December 31, 2010 consisted of the following (all dollar amounts in thousands):

	Thousands			Per Acre Amounts
Description	Revenue	Gross Margin	Acres Sold	Revenue	Gross Margin
Conservation Easement	$2,400	$2,244	6,886	$349	$326
Rentals	1,013	1,011	NA
Other	74	70	NA
2010 Total	$3,487	$3,325	6,886

Conservation Easement	$3,298	$3,108	2,290	$1,440	$1,357
Rural Residential	521	328	50	10,420	6,566
Rentals	1,154	1,153	NA
Other	57	49	NA
2009 Total	$5,030	$4,638	2,340

Conservation Easement	$830	$418	118	$7,034	$3,543
Conservation Sale	479	324	75	6,387	4,322
Rural Residential	1,147	734	141	8,135	5,206
Rentals	1,158	1,157	NA
Other	69	71	NA
2008 Total	$3,683	$2,704	334

Fiscal Year 2010 compared to 2009. Revenue for the Real Estate segment declined by $1.5 million in 2010 compared to 2009 due to a decline of $898,000 in CE revenue and the absence of 2010 counterparts to 2009’s rural residential land transactions.  In 2010, we closed a $2.4 million CE on nearly 6,900 acres in Skamania County.  Similar to the 2009 CE sale, the 2010 sale was funded by the federal Forest Legacy program and restricts future development on the property while allowing continued management and harvest of timber.  The sale provided a gross margin of $2.2 million.  The revenue is reported in the Real Estate segment as it was generated through the efforts of our Real Estate development segment and relates to Partnership timberlands.  Operating loss increased $2.5 million in 2010 over operating income in 2009.  This is due primarily to the $845,000 increase to the environmental remediation accrual, lower revenue realized on CE revenue in 2010 and the absence of 2010 counterparts to 2009 land sales.

Fiscal Year 2009 compared to 2008.  In 2009, revenue for the Real Estate segment increased by $1.3 million and operating income increased $2.8 million from 2008 results. The large increase in revenue and operating results is attributed to a 2,290-acre CE sale on our Hood Canal tree farm in the third quarter of 2009 compared to an 118-acre CE sale for $830,000 and two conservation sales totaling $479,000 in 2008.  The $3.3 million of CE revenue in 2009 was funded by the federal Forest Legacy program and represents the culmination of five years of negotiation and discussions with Cascade Land Conservancy and the Washington State Department of Natural Resources.  Similar to the 2010 CE sale, this CE will protect the land from development while allowing for continued growing and harvesting of timber.  Cost-cutting measures in the Real Estate segment served to further increase operating income in 2009 over 2008.

In addition to the CE sale in 2009, there were 3 separate land transactions totaling 50 acres sold from the Rural Residential lot program. This compares to 5 separate land transactions totaling 141 acres sold in 2008.  The Partnership’s Rural Residential lot program typically produces lots from 5 to 80 acres in size, based on underlying zoning densities.  This type of program entails an entitlement effort typically consisting of simple lot segregations and boundary line adjustments.  Development activities include minor road building, surveying, and the extension of utilities.  Demand for rural lots has dropped significantly since 2007 commensurate with decreased housing demand.

Management intends to offer rural residential lots to the market as appetite for raw land increases.  In normal markets we target 150 to 300 acres of rural residential lot sales annually.  The market for these types of land sales is expected to remain extremely weak in 2011 and, as a result, we will likely not meet this target in 2011.

Cost of Sales

Real Estate cost of sales for each of the three years ended December 31, 2010, 2009, and 2008 was $162,000, $392,000, and $979,000, respectively, with these amounts comprised of land basis and closing costs.  CE sales, unlike land sales which include land basis in costs of sales, typically have little to no cost basis written off as part of the transaction.  The step-wise decline in cost of sales from 2008 to 2009 to 2010 is due primarily to a progressive drop over this period in rural residential sales.

Operating Expenses

Real Estate operating expenses for each of the three years ended December 31, 2010, 2009, and 2008, were $3.3 million, $2.9 million, and $3.8 million, respectively.  Operating expenses increased $314,000 in 2010 compared to 2009 due to an increase in property taxes following cessation of capitalizing interest, property taxes and insurance to several long-term development projects.  Capitalization of interest, property taxes and insurance to long-term development projects stops once the respective projects reach the point of substantial completion or construction activity has been intentionally delayed.  Operating expenses decreased $870,000 in 2009 compared to 2008 due primarily to cost-cutting efforts that have been undertaken during this prolonged downturn in the market for raw and developed land.

Basis in Real Estate Projects

“Land Held for Development” on our Consolidated Balance Sheet represents the Partnership’s cost basis in land that has been identified as having greater value as development property rather than as timberland.  Our Real Estate segment personnel work with local officials to establish entitlements for further development of these parcels.  Costs clearly associated with either development or with the construction of fully entitled projects are generally capitalized, whereas costs associated with projects that are in the entitlement phase are generally expensed.  Those properties that are either for sale, under contract or the Partnership has an expectation they will sell within the next 12 months, are classified as a current asset under Land Held for Sale.

When facts and circumstances indicate that the carrying value of properties may be impaired, an evaluation of recoverability is performed by comparing the carrying value of such property or properties to the projected future undiscounted cash flows of the same property or properties.  If it is determined that the carrying value of such assets may not be fully recoverable, we would recognize an impairment loss, adjusting for changes in estimated fair market value, and would charge this amount against current operations. We have continuously owned most of our land for decades.  As a result, the land basis associated with most of our development properties is well below even the weakened current market values prevalent today.  As such, we do not anticipate an asset impairment charge on our development projects.

Environmental Remediation

The Partnership has an accrual for estimated environmental remediation costs of $1.9 million and $1.3 million as of December 31, 2010 and 2009, respectively.  The environmental remediation liability represents estimated payments to be made to monitor and remedy certain areas in and around the townsite/millsite of Port Gamble, and at Port Ludlow, Washington.

During the fourth quarter of 2010, review continued on the draft Baywide and Millsite Remedial Investigation (RI) and Feasibility Study (FS) reports related to Port Gamble.  The reports have an estimated submission for a 30-day public comment period beginning in March 2011.  The public comments will be part of the data that informs a cleanup action plan anticipated to be filed with a consent decree in late 2011. The development of a cleanup action plan includes formalizing cost estimates and how costs will be shared between responsible parties, which will be reflected in the Partnership’s environmental remediation accrual liability where and when appropriate.

The environmental remediation accrual contains costs estimated in connection with a second and separate remediation effort at Port Gamble as well as a third site within the resort community of Port Ludlow.  We will be completing site investigations and remediating contaminated sites if and where required.

The environmental liability at December 31, 2010 is comprised of $397,000 that the Partnership expects to expend in the next 12 months and $1.5 million thereafter.  Statistical models have been used to estimate the liability for the aforementioned matters and suggest a potential aggregate range of loss of $744,000 to $3.8 million.  Activity in the environmental remediation liability is detailed as follows:

($ Thousands)	Balances at	Additions	Expenditures
Year ended	the Beginning	to	for	Balance at
December 31,	of the Year	Accrual	Remediation	Year-end
2010	1,269	875	211	1,933
2009	1,554	30	315	1,269
2008	1,994	-	440	1,554

General & Administrative (G&A)

Fiscal Year 2010 compared to 2009.  G&A costs were $4.7 million in 2010 compared to $3.7 million in 2009.  This increase includes both the initial accrual for a new long-term incentive compensation plan’s multi-year performance cycles and professional service fees associated with development of the new plan.  G&A costs represented 15% of revenue in 2010.

Fiscal Year 2009 compared to 2008.  G&A costs decreased $218,000, or 6%, to $3.7 million from $4.0 million in 2008.  The decrease in G&A expense is due to cost-cutting measures implemented in response to weak log and real estate markets. This decrease was offset by $248,000 of legal expenses incurred in connection with an October 2009 arbitration hearing to resolve a dispute regarding our SLARS investment.  G&A costs represented 18% of revenue in 2009.

Interest Income and Expense

Interest income for 2010 decreased to $102,000 from $219,000 in 2009 and $965,000 in 2008.  The progressively lower amounts of interest income from 2008 to 2009 to 2010 are due primarily to lower cash and investment balances coupled with a decrease in average interest earned on the portfolio.

Interest expense, net of interest capitalized to development projects, was $1.2 million for 2010, 2009 and 2008.  Interest expense, net of interest capitalized, was static from 2008 to 2010 in spite of the addition of an $11 million mortgage by Fund II as a result of a decline in interest expense attributable to a decrease in borrowing rates offset by a decline in interest capitalized as a result of certain Real Estate projects no longer meeting interest capitalization requirements.  With the exception of the operating line of credit, the Partnership’s debt consists primarily of mortgage debt with fixed interest rates.

Debt Extinguishment Costs

In April 2010, we paid off an $18.6 million mortgage with a 7.63% fixed interest rate, one year ahead of its scheduled maturity.  The early retirement of this debt resulted in a $1.2 million debt extinguishment charge.  In September 2009, the Partnership incurred $1.1 million of costs in connection with the early retirement of another timberland mortgage, which was also scheduled to mature in April 2011.  These separate decisions to refinance were motivated by the opportunity to reduce cash used for both principal and interest payments, lower borrowing costs, and spread out future refinance risk across a number of years.  The early debt extinguishment costs were funded in both cases by using new term loans from Northwest Farm Credit Services (NWFCS).

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

Fiscal Year 2010 compared to 2009.  We recorded a tax benefit of $290,000 in 2010 compared to a tax provision of $39,000 in 2009.  The tax benefit results from losses in the taxable corporate subsidiaries in 2010.

Fiscal Year 2009 compared to 2008.  We recorded an income tax provision of $39,000 in 2009, whereas we recorded a $61,000 tax benefit in 2008.  The tax provision recorded in 2009 reflects improved operating results in the subsidiary corporations that manage timberlands owned by the Partnership and Funds.

Noncontrolling interests-ORM Timber Funds

Noncontrolling interests-ORM Timber Funds represented the 80% portion of 2010 and 2009 net losses of the Funds, each of which is attributable to third-party owners of the Funds.  The increase in net loss in 2010 is due to an increase in interest expense in Fund II related to a new term loan funded in September 2010 as well as costs incurred to prepare the Funds’ tree farms for harvest in 2010.  The decrease in this amount from 2008 is due to the decrease in operating loss of the Funds in 2009 as cost-saving measures were implemented in response to weak log markets and the decision to defer all harvest from the Funds’ properties.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

We ordinarily finance our business activities using funds from operations and, where appropriate in management’s assessment, commercial credit arrangements with banks or other financial institutions. Funds generated internally from operations and externally through financing are expected to provide the required resources for the Partnership's future capital expenditures.  The Partnership’s debt-to-total-capitalization ratio, as measured by the carrying value of timberland, roads and timber, excluding noncontrolling interests and debt of the funds, was 36% at December 31, 2010 versus 26% as of December 31, 2009.  The debt-to-total-capitalization ratio as of December 31, 2010 was primarily impacted by the $9.6 million draw on the operating line of credit in late December to fund a $11.9 million block unit repurchase; the expenditure of $11.9 million to repurchase our units in 2010 also served to reduce partners’ capital and the ratio’s denominator, both of which serve to drive the ratio higher.  The Partnership’s debt agreements have covenants which are measured quarterly.  Among the covenants measured is a requirement that the Partnership not exceed the maximum debt-to-total- capitalization ratio of 30%, with total capitalization defined and calculated as the fair market (vs. carrying) value of timberland, roads and timber.  The Partnership is in compliance with this covenant as of December 31, 2010 and expects to remain in compliance for at least the next twelve months.  As such, all long-term debt agreements are appropriately classified on the balance sheet.

On April 16, 2010 we used existing cash balances along with proceeds from our operating line of credit to retire the $18.6 million, 7.63% timberland mortgage due in April 2011 held by John Hancock Life Insurance Company (JHLIC).  The early retirement of this mortgage triggered $1.2 million of debt extinguishment costs.  In June 2010, we entered into a new $20.0 million term loan agreement with NWFCS.  The new term loan is comprised of three tranches of varying maturities and weighted average interest rate of 5.26%.  In addition to paying off the old loan held by JHLIC, proceeds from the new loan were used to finance the aforementioned debt extinguishment charge and add approximately $200,000 to working capital.

In connection with the new term loan, we elected to extend the Partnership’s revolving line of credit with NWFCS from August 2011 to August 2013 and to reduce the maximum borrowing limit from $35 million to $20 million.  The line of credit had $9.6 million drawn as of December 31, 2010.  The interest rate under this credit facility is variable depending on the interest coverage ratio and uses LIBOR as a benchmark.  The spread above the benchmark rate ranges from 225 to 325 basis points.  On December 31, 2010, the interest rate applicable to outstanding balances was 2.55%.  Management believes that the cash we hold in excess of our current operating needs together with the line of credit provide adequate liquidity for our near-term operating needs.

Simultaneous with a timberland acquisition during the third quarter of 2010, Fund II closed on an $11 million timberland mortgage with MetLife.  This mortgage is a non-amortizing, 10-year loan with a fixed interest rate of 4.85%.  The agreement allows for, but does not require, annual principal payments of up to 10% without incurring a make-whole premium.

We plan to increase the 2011 harvest above the 53 MMBF harvested in 2010.  The decision to increase harvest was made in response to the sawlog market improving due to the recovery of the economy and increased demand from foreign customers.  Harvest deferrals from 2008 and 2009 provide us additional volume to comfortably and responsibly increase harvest to respond to market demands.

During the year ended December 31, 2010, overall cash and cash equivalents decreased $4.8 million resulting primarily from the acquisition of timberlands for Fund II.  In addition, at the end of 2010 we repurchased a large block of units at a total cost of $11.9 million but financed $9.6 million of this total by drawing on our line of credit, resulting in a net $2.3 million drain on 2010 cash balances.  During the year ended December 31, 2009, overall cash and cash equivalents decreased by $10.8 million primarily due to the Fund II co-investment and the repurchase of units.  The $6.0 million variance in cash flow from 2010 to 2009 is due primarily to the following:

Change from 2009 to 2010 ($ thousands)	Amount
Increase in cash provided by operations	$8,288
Timberland acquisitions	(23,785)
Partnership units repurchased	(10,429)
Issuance of long-term debt, net of principal payments	20,892
Proceeds from Fund II capital call	11,273
Cash from option exercises	622
Cash distributions	(828)
Other	8
Total	$6,041

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

Operating cash activities (in thousands):	2010	2009	2008
Cash received from customers	$31,289	$20,854	$29,071
Cash paid to suppliers and employees	(19,210)	(16,533)	(21,281)
Interest received	103	280	1,025
Interest paid, net of amounts capitalized	(903)	(1,226)	(1,401)
Debt extinguishment costs	(1,250)	(1,137)	-
Capitalized development activities	(1,075)	(1,639)	(3,451)
Income taxes refunded (paid)	(4)	63	(11)
Cash provided by operating activities	$8,950	$662	$3,952

Cash provided by operating activities increased to $9.0 million in 2010 from $662,000 in 2009.  The increase in cash provided by operating activities resulted primarily from the 63% increase in timber harvest combined with a $564,000 reduction in capitalized development activity and $323,000 reduction in interest paid.  The reduction in development activity reflects management strategy to invest at a rate that does not outpace the real estate market.  The reduction in interest paid reflects the decline in borrowing rates.  We incurred capital expenditures for development costs in 2010 for the following Real Estate properties:  $406,000 at Gig Harbor, $29,000 at Kingston, $38,000 at Port Ludlow, $570,000 of capitalized interest related to the Gig Harbor, Kingston, and Port Ludlow projects, and $32,000 related to other miscellaneous projects.

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

Investing cash activities.  The table below reflects the annual components of cash used by year in investing activities for each annual period ended December 31.  Recurring investing activities consist primarily of timberland acquisitions, investment portfolio liquidations, tree planting, road building, and asset acquisitions.

Investing activities (in thousands):	2010	2009	2008
Timber and roads	$(582)	$(617)	$(555)
Buildings and equipment	(359)	(607)	(1,160)
Timberland acquisitions	(58,206)	(34,421)	(904)
Redemption of short-term investments	1,497	1,815	26,775
Proceeds from the sale of fixed assets	-	50	41
Cash provided by (used in) investing activities	$(57,650)	$(33,780)	$24,197

Cash used in investing activities was $57.7 million in 2010 compared with cash used in investing activities of $33.8 million in 2009.  The increase in 2010 from 2009 is due primarily to the acquisition of Fund II properties.  This increase was offset by a $283,000 reduction in spending for buildings and equipment and timber and roads as a result of cost management efforts.

Cash used by investing activities decreased to $33.8 million in 2009 from cash provided by investing activities of $24.2 million in 2008.  The decrease in 2009 from 2008 is due primarily to the acquisition of Fund II properties and a decline in redemption of SLARS.  In 2009, we liquidated $1.8 million in SLARS versus 2008 when we liquidated $26.8 million in SLARS.  During 2009, we invested $607,000 in timber and roads and approximately $617,000 in other capital expenditures.

Financing activities.  The table below summarizes the components of cash used in financing activities for each year of the three-year period ended December 31, 2010.  Our financing activities primarily reflect cash received in connection with long-term debt and Partners’ capital.

Financing activities (in thousands):	2010	2009	2008
Cash distribution to unitholders	$(3,241)	$(3,219)	$(7,444)
ORM Timber Fund II, Inc. capital call	38,800	27,527	370
ORM Timber Funds distributions	(806)	-	(800)
Proceeds from line of credit	9,600	-	-
Unit repurchases	(12,267)	(1,838)	(3,940)
Repayment of long-term debt	(1,038)	(1,418)	(1,342)
Extinguishment of long-term debt	(18,554)	(8,478)	-
Proceeds from issuance of long-term debt	31,000	9,800	-
Debt issuance costs	(283)	(71)	-
Cash received from unit option exercises	622	-	644
Excess tax benefit from equity-based compensation	-	17	167
Preferred stock issuance - ORM Timber Fund II, Inc.	125	-	-
Preferred stock distribution - ORM Timber Fund II, Inc.	(15)	-	-
Cash provided by (used in) financing activities	$43,943	$22,320	$(12,345)

Cash provided by financing activities was $43.9 million in 2010 as compared to cash provided by financing activities of $22.3 million in 2009.  This change is due primarily to the issuance of long-term debt, net of principal payments and the Fund II capital call.  The increase is offset by an increase in unit repurchases in 2010 from 2009.

Cash provided by financing activities was $22.3 million in 2009 as compared to cash used in financing activities of $12.3 million in 2008.  This change is due primarily to the capital call of $27.5 million by Fund II investors for the acquisition of timberland properties.  This was in addition to the $4.2 million reduction in cash distribution to unitholders and the $2.1 million reduction in unit repurchases from 2008.  Cash distributions went from $1.60 per unit in 2008 to $0.70 per unit in 2009.  The unit repurchases made in 2009 were part of a program which was extended in May 2009 and concludes in December 2011.

Expected future changes to cash flows

Operating activities.  As discussed above, we plan to increase our harvest level in 2011.  This increase is in response to the improving log market, especially driven by increased demand from foreign customers. Our budgeted capital expenditures for our Gig Harbor and Port Ludlow projects are expected to total $586,000 and $108,000, respectively, in 2011.  The majority of Gig Harbor capital expenditure in 2011 is projected to be capitalized interest on the property.  Capitalized interest will make up more than half the expenditures on the Port Ludlow property in 2011 where activities will primarily relate to continuation of entitlement efforts and planning for future construction.

Investing activities.  Management has budgeted $1.3 million of capital expenditures for 2011.  These investments are primarily comprised of long-term investments supporting our fee timber operations; there are no planned property acquisitions for 2011.

Financing activities.  Management is currently projecting that cash on hand, availability of drawing on the operating line of credit, and cash generated from operating activities will be sufficient to bridge the front-loading of the capital needs for development properties and co-investments in future timber funds.

Excluding noncontrolling interests and debt of the Funds, our debt-to-total-capitalization ratio as of December 31, 2010 was 36% and 12% as measured, respectively, by book value and market value of assets.  Should a financing need arise, management is comfortable that there is room to take on additional debt with the ratios at these levels.  Portions of the Hood Canal and Columbia tree farms secure the Partnership’s current timberland mortgages and, in the case of Fund II, portions of Fund II’s tree farms secure the MetLife timberland mortgage.  To date, the Partnership’s strong financial position has enabled fairly easy access to credit at reasonable terms when needed.

Seasonality

Fee Timber.  The Partnership owns 114,000 acres of timberland in western Washington and the Funds own collectively 61,000 acres of timberland in western Washington and western Oregon.  We are able to conduct year-round harvest activities on the Hood Canal tree farm and 12,000 acres of the Funds’ properties because these properties are concentrated at low elevations. In contrast, the Columbia tree farm and the balance of the Funds’ acres are at a higher elevation where harvest activities are generally not possible during the winter months when snow precludes access to the lands.  Generally, we concentrate our harvests from the Hood Canal tree farm in those months when weather limits operations on other properties, thus taking advantage of reduced competition for log supply to our customers and improving prices realized.  As such, when these various tree farms are combined, we can operate so that the pattern of quarterly volumes harvested is flatter than would be the case if looking at one tree farm in isolation.

Timberland Management & Consulting.  Management revenue generated by this segment is made up of asset and timberland management fees.  These fees, which primarily relate to our activities on behalf of the Funds and are eliminated in consolidation, vary based upon the amount of capital managed, the number of acres managed, and the volume of timber harvested from properties owned by the Funds and are not expected to be significantly seasonal.

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

Contractual Obligations, Commercial Commitments and Contingencies

Our commitments at December 31, 2010 consist of operating leases, and purchase obligations entered into in the normal course of business.

	Payments Due By Period /Commitment Expiration Date
Obligation or Commitment (in 000's)	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Total debt	$50,498	$30	$9,668	$5,000	$35,800
Operating leases	66	51	15	-	-
Interest on debt	21,518	2,462	4,344	3,915	10,796
Environmental remediation	1,933	397	1,536	-	-
Other long-term obligations	210	25	50	50	86
Total contractual obligations or commitments	$74,225	$2,965	$15,613	$8,965	$46,682

Environmental remediation represents our estimate of potential liability associated with environmental contamination at Port Gamble and Port Ludlow.  There may be certain monitoring activity beyond three years, but we are unable to estimate the timing and amounts at this time.  Other long-term obligations consist of a $210,000 liability for a supplemental employment retirement plan.

The Partnership may from time to time be a defendant in lawsuits arising in the ordinary course of business.  Management believes that loss to the Partnership, if any, will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

Off-Balance Sheet Arrangements

The Partnership is not a party to off-balance sheet arrangements other than the operating leases disclosed above and does not hold any variable interests in unconsolidated entities.

Capital Expenditures and Commitments

Projected capital expenditures in 2011 are $2.2 million, of which $476,000 is capitalized interest costs.  Projected capital expenditures are currently expected to include $586,000 for the Gig Harbor site and $108,000 for Port Ludlow developments, of which $460,000 and $16,000 are capitalized interest, respectively. Interest capitalization ceases once projects reach the point of substantial completion or construction activity has been intentionally delayed.  These expenditures could be increased or decreased as a consequence of future economic conditions.  Projected capital expenditures are subject to permitting timetables and progress towards closing on specific land sale transactions.

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

Critical Accounting Policies and Estimates

Management believes its most critical accounting policies and estimates are as follows:

Purchased timberland cost allocation.  When the Partnership acquires timberlands, a purchase price allocation is performed that allocates cost between the categories of merchantable timber, pre-merchantable timber, and land based upon the relative fair values pertaining to each of the categories.  When timberland is acquired the land is separately evaluated for current value.  Land value may include uses other than timberland including potential CE sales and development opportunities.

Depletion.  Depletion represents the cost of timber harvested and the cost of the permanent road system that is charged to operations by applying a depletion rate to volume harvested during the period.  The depletion rate is calculated on January 1st of each year by dividing the Partnership’s cost of merchantable timber and the cost of the permanent road system by the volume of merchantable timber.  For purposes of the depletion calculation in 2010, merchantable timber is defined as timber that is equal to or greater than 35 years of age.

To calculate the depletion rate, the Partnership uses a combined pool when the characteristics of the acquired timber are not significantly different from the Partnership’s existing timberlands.  The depletion cost on recently acquired timber, such as timber harvested from the Funds is higher than the Partnership’s timberlands and may at times approximate the net stumpage realized on the sale.

Timber inventory volumes take into account the applicable state and federal regulatory limits on timber harvests as applied to the Partnership’s properties.  Washington’s forest practice regulations provide for expanded riparian management zones, wildlife leave trees, and other harvest restrictions to protect various fish and other wildlife species.  Timber inventory volume is accounted for by the Partnership’s standing timber inventory system, which utilizes annual statistical sampling of the timber (cruising) together with adjustments made for estimated annual growth and the depletion of areas harvested.

The standing inventory system is subject to two processes each year to monitor accuracy.  The first is the annual cruise process and the second is a comparison of (a) volume actually extracted by harvest to (b) inventory in the standing inventory system at the time of the harvest.  A “cruise”, which utilizes statistical sampling techniques, represents a physical measurement of timber on a specific set of acres.  The cruise process is completed when the physical measurement totals are compared to the volume captured in the standing inventory system.  Only productive acres with timber that is at least 20 years old are selected as subject to a cruise.  The Partnership cruises 10-20% of its productive acres with 25-year-old or greater timber annually.  Specific acres are first selected for cruising with a bias towards those acres that have gone the longest without a cruise and, second, with a bias towards those acres that have been growing the longest.  As the cruise is being performed, only those trees with a breast height diameter (approximately 4.5 feet from the ground) of at least 6 inches are measured for inclusion in the inventory.

A hypothetical 5% change in estimated timber inventory volume would have changed 2010 depletion expense by $146,000.

Environmental remediation.  The Partnership has an accrual for estimated environmental remediation costs of $1.9 million and $1.3 million as of December 31, 2010 and 2009, respectively.  The environmental remediation liability represents estimated payments to be made to monitor and remedy certain areas in and around the townsite/millsite of Port Gamble, and at Port Ludlow, Washington.

During the fourth quarter of 2010, review continued on the draft Baywide and Millsite Remedial Investigation (RI) and Feasibility Study (FS) reports related to Port Gamble.  The reports have an estimated submission for a 30-day public comment period beginning in early March 2011.  The public comments will be part of the data that informs a cleanup action plan anticipated to be filed with a consent decree in late 2011.  The development of a cleanup action plan includes formalizing cost estimates and how costs will be shared between responsible parties, which will be reflected in the Partnership’s environmental remediation accrual liability where and when appropriate.

The environmental remediation accrual contains costs estimated in connection with a second and separate remediation effort at Port Gamble as well as a third site within the resort community of Port Ludlow.  We will be completing site investigations and remediating contaminated sites if and where required.

The environmental liability at December 31, 2010 is comprised of $397,000 that the Partnership expects to expend in the next 12 months and $1.5 million thereafter.  Statistical models have been used to estimate the liability and suggest a potential aggregate range of loss of $744,000 to $3.8 million.

Property development costs:  The Partnership is developing several master planned communities with the Gig Harbor, Kingston, and Port Gamble projects being the most notable currently.  Costs of development, including interest, are capitalized for these projects and allocated to individual lots based upon their relative preconstruction value.  This allocation of basis supports, in turn, the computation of those amounts reported as a current vs. long-term asset (“Land Held for Sale” and “Land Held for Development”, respectively).  As lot sales occur, the allocation of these costs becomes part of cost of sales attributed to individual lot sales.

Costs associated with land including acquisition, project design, architectural costs, road construction, capitalized interest and utility installation are accounted for as operating activities on our statement of cash flows.

Percentage of Completion Revenue Recognition: The partnership accounts for revenue recognized from development sales consistent with the accounting standards relating to the sales of real estate.  When a real estate transaction is closed with significant outstanding obligations to complete infrastructure or other construction, revenue is recognized on a percentage of completion method by calculating a ratio of costs incurred to total costs expected.  Revenue is deferred proportionately based on the remaining costs to complete the project.  During 2010, there was no revenue recognized using the percentage of completion method, nor were there any sales where revenue will be subsequently recognized using the percentage of completion method.

Impairment of Long Lived Assets: The Partnership evaluates its long lived assets for impairment in accordance with accounting standards. The standards require recognition of an impairment loss in connection with long-lived assets used in a business when the carrying value exceeds the estimated future undiscounted cash flows attributable to those assets over the expected useful life.  The Partnership obtains annual appraisals of its timberlands and compares the appraised value of those properties to the carrying value to determine if an asset impairment charge is necessary.  The long-term holding period of timberland properties makes an asset impairment unlikely as the undiscounted expected cash flows from a timberland property would need to decrease very significantly to not total in excess of the carrying value of a timber property.  When facts and circumstances indicate the carrying value of properties may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the property to the projected future undiscounted cash flows.  Upon indication that the carrying value of such assets may not be recoverable, the Partnership would recognize an impairment loss, determined on the basis of fair market value, and charge this amount against current operations.  The land basis associated with most of our development properties is well below current market value; therefore, an asset impairment charge on one of our development projects is not likely.

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

Incentive Compensation.  The Human Resources Committee adopted a new incentive compensation program in 2010.  The program has two components – the Performance Restricted Unit (“PRU”) plan and the Long-Term Incentive Plan (“LTIP”).  Both components have a long-term emphasis, with the PRU plan focused on annual decision making and performance, and the LTIP focused on 3-year performance of the Partnership’s publicly traded units relative to a group of peer companies.  Compensation expense relating to the performance restricted units will be recognized over the four-year future service period.  The first equity grants pursuant to this new program were not made until January 2011 and, as such, no equity compensation expense related to this program was recognized in 2010.  As of December 31, 2010, we had accrued $1.5 million, with $200,000 of that total attributable to the cash component of the PRU element and the balance of $1.3 million attributable to the LTIP portion.

Item 7A.                   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

At December 31, 2010, the Partnership had $40.9 million of fixed-rate debt outstanding with a fair value of approximately $41.9 million based on the current interest rates for similar financial instruments.  A change in the interest rate on fixed-rate debt will affect the fair value of the debt, whereas a change in the interest rate on variable-rate debt will affect interest expense and cash flows.  A hypothetical 1% change in prevailing interest rates would change the fair value of the Partnership’s fixed-rate long-term debt obligations by $2.9 million.

Item 8.                   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

POPE RESOURCES

 A DELAWARE LIMITED PARTNERSHIP

YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Unitholders
Pope Resources, A Delaware Limited Partnership:

We have audited the accompanying consolidated balance sheets of Pope Resources, A Delaware Limited Partnership, and subsidiaries (collectively, the Partnership) as of December 31, 2010 and 2009, and the related consolidated statements of operations, partners’ capital and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule included in Item 15. These consolidated financial statements and consolidated financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pope Resources, A Delaware Limited Partnership, and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee for Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2011 expressed an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington
March 9, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Unitholders
Pope Resources, A Delaware Limited Partnership:

We have audited Pope Resources’, A Delaware Limited Partnership (the Partnership), internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, Pope Resources, A Delaware Limited Partnership, maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pope Resources, A Delaware Limited Partnership, and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations, partners’ capital and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated March 9, 2011, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington
March 9, 2011

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2010 AND 2009
(IN THOUSANDS)

ASSETS	2010	2009
Current assets:
Pope cash and cash equivalents	$237	$6,035
ORM Timber Funds cash and cash equivalents	2,186	1,145
Cash and cash equivalents	2,423	7,180
Student loan auction rate securities, current	-	690
Accounts receivable, net	543	261
Land held for sale	3	367
Current portion of contracts receivable	219	320
Prepaid expenses and other	805	468
Total current assets	3,993	9,286
Properties and equipment, at cost:
Land held for development	27,737	25,872
Land	33,980	25,072
Roads and timber, net of accumulated depletion of $60,044 and $54,743	164,961	120,457
Buildings and equipment, net of accumulated depreciation of $7,739 and $7,321	3,854	3,967
Total properties and equipment, at cost	230,532	175,368
Other assets:
Contracts receivable, net of current portion	652	1,140
Student loan auction rate securities, non-current	-	796
Other	660	490
Total other assets	1,312	2,426
Total assets	$235,837	$187,080
LIABILITIES AND PARTNERS' CAPITAL
Current Liabilities:
Accounts payable	$868	$586
Accrued liabilities	2,656	808
Current portion of environmental remediation liabilities	397	200
Current portion of long-term debt	30	831
Deferred revenue	674	469
Other current liabilities	191	196
Total current liabilities	4,816	3,090
Long-term debt, net of current portion	50,468	28,659
Environmental remediation liabilities, net of current portion	1,536	1,069
Other long-term liabilities	210	205
Commitments and contingencies
Partners' capital:
General partners' capital (units issued and outstanding 60 and 60)	992	1,089
Limited partners' capital (units issued and outstanding 4,203 and 4,520)	69,998	82,037
Noncontrolling interests	107,817	70,931
Total partners' capital and noncontrolling interests	178,807	154,057
Total liabilities, partners' capital, and noncontrolling interests	$235,837	$187,080

See accompanying notes to consolidated financial statements.

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008
(IN THOUSANDS, EXCEPT PER UNIT INFORMATION)

	2010	2009	2008
Revenue
Fee Timber	$27,674	$14,847	$23,551
Timberland Management & Consulting	31	601	944
Real Estate	3,487	5,030	3,683
Total revenue	31,192	20,478	28,178
Costs and expenses
Cost of sales:
Fee Timber	(14,184)	(7,980)	(13,092)
Real Estate	(162)	(392)	(979)
Total cost of sales	(14,346)	(8,372)	(14,071)
Operating expenses:
Fee Timber	(3,787)	(3,143)	(4,165)
Timberland Management & Consulting	(1,281)	(976)	(1,487)
Real Estate	(3,259)	(2,945)	(3,815)
Environmental remediation	(875)	(30)	-
General & Administrative (G&A)	(4,731)	(3,733)	(3,951)
Total operating expenses	(13,933)	(10,827)	(13,418)
Operating income (loss)
Fee Timber	9,703	3,724	6,294
Timberland Management & Consulting	(1,250)	(375)	(543)
Real Estate	(809)	1,663	(1,111)
General & Administrative (G&A)	(4,731)	(3,733)	(3,951)
Total operating income	2,913	1,279	689
Other income (expense)
Interest expense	(1,815)	(2,317)	(2,469)
Interest capitalized to development projects	569	1,091	1,279
Interest income	102	219	965
Net gain (loss) on student loan auction rate securities dispositions	11	(66)	-
Impairment of student loan auction rate securities	-	(252)	(381)
Total other expense	(1,133)	(1,325)	(606)
Debt extinguishment costs	(1,250)	(1,137)	-
Income (loss) before income taxes	530	(1,183)	83
Income tax benefit (expense)	290	(39)	61
Net income (loss)	820	(1,222)	144
Net loss attributable to noncontrolling interests-ORM Timber Funds	1,218	950	1,018
Net income (loss) attributable to unitholders	$2,038	$(272)	$1,162
Allocable to general partners	27	(4)	15
Allocable to limited partners	2,011	(268)	1,147
Earnings (loss) per unit attributable to unitholders:
Basic	$0.43	$(0.07)	$0.23
Diluted	$0.43	$(0.07)	$0.23
Distributions per unit	$0.70	$0.70	$1.60

See accompanying notes to consolidated financial statements.

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
AND COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008
(IN THOUSANDS)

	Attributable to Pope Resources
	General	Limited	Noncontrolling
	Partners	Partners	Interests	Total
December 31, 2007	$1,244	$95,400	$45,802	$142,446

Net income and comprehensive income	30	1,132	(1,018)	144

Cash distributions	(96)	(7,348)	(800)	(8,244)

Capital call	-	-	370	370

Excess tax benefit from equity-based compensation	2	165	-	167

Equity-based compensation	8	576	-	584

Unit repurchases	(51)	(3,889)	-	(3,940)

Proceeds from option exercises	9	635	-	644

December 31, 2008	$1,146	$86,671	$44,354	$132,171

Net loss and comprehensive loss	(4)	(268)	(950)	(1,222)

Cash distributions	(42)	(3,177)	-	(3,219)

Capital call	-	-	27,527	27,527

Excess tax benefit from equity-based compensation	1	16	-	17

Equity based compensation	12	609	-	621

Unit repurchases	(24)	(1,814)	-	(1,838)

December 31, 2009	$1,089	$82,037	$70,931	$154,057

Net income and comprehensive income	64	1,974	(1,218)	820

Cash distributions	(42)	(3,199)	(821)	(4,062)

Proceeds from option exercises	19	603	-	622

Preferred stock issuance	-	-	125	125

Capital call	-	-	38,800	38,800

Equity-based compensation	22	690	-	712

Unit repurchases	(160)	(12,107)	-	(12,267)

December 31, 2010	$992	$69,998	$107,817	$178,807

Weighted average units outstanding		12/31/2010	12/31/2009	12/31/2008
Basic		4,554	4,539	4,597
Diluted		4,578	4,539	4,661

See accompanying notes to consolidated financial statements.

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008
(IN THOUSANDS)

	2010	2009	2008
Cash flows from operating activities:
Cash received from customers	$31,289	$20,854	$29,071
Cash paid to suppliers and employees	(19,210)	(16,533)	(21,281)
Interest received	103	280	1,025
Interest paid, net of amounts capitalized	(903)	(1,226)	(1,401)
Debt extinguishment costs	(1,250)	(1,137)	-
Capitalized development activities	(1,075)	(1,639)	(3,451)
Income taxes received (paid)	(4)	63	(11)
Net cash provided by operating activities	8,950	662	3,952
Cash flows from investing activities:
Capital expenditures	(941)	(1,224)	(1,715)
Proceeds from sale of fixed assets	-	50	41
Redemption of short-term investments	1,497	1,815	26,775
Timberland acquisitions by ORM Timber Funds	(58,206)	(34,421)	(904)
Net cash provided by (used in) investing activities	(57,650)	(33,780)	24,197
Cash flows from financing activities:
Cash distributions to unitholders	(3,241)	(3,219)	(7,444)
Capital call- ORM Timber Fund II, Inc.	38,800	27,527	370
Cash distributions- ORM Timber Funds	(806)	-	(800)
Borrowings on line of credit	9,600	-	-
Unit repurchases	(12,267)	(1,838)	(3,940)
Repayment of long-term debt	(1,038)	(1,418)	(1,342)
Extinguishment of long-term debt	(18,554)	(8,478)	-
Proceeds from issuance of long-term debt	31,000	9,800	-
Debt issuance costs	(283)	(71)	-
Proceeds from option exercises	622	-	644
Excess tax benefit from equity-based compensation	-	17	167
Preferred stock issuance- ORM Timber Fund II, Inc.	125	-	-
Preferred stock distribution- ORM Timber Fund II, Inc.	(15)	-	-
Net cash provided by (used in) financing activities	43,943	22,320	(12,345)
Net increase (decrease) in cash and cash equivalents	(4,757)	(10,798)	15,804
Cash and cash equivalents:
Beginning of year	7,180	17,978	2,174
End of year	$2,423	$7,180	$17,978

See accompanying notes to consolidated financial statements.

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP
SCHEDULE TO CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2010, 2009, AND 2008
(IN THOUSANDS)

Reconciliation of net income (loss) to net cash	2010	2009	2008
provided by operating activities:
Net income (loss)	$820	$(1,222)	$144
Depletion	5,169	2,001	3,915
Equity-based compensation	712	621	584
Excess tax benefit from equity-based compensation	-	(17)	(167)
Depreciation and amortization	642	810	774
Write-off of debt issuance costs	32	-	-
(Gain) loss on student loan auction rate securities	(11)	318	381
Deferred taxes, net	(252)	(222)	(143)
Cost of land sold	67	127	2,614
Capitalized development activities	(1,075)	(1,639)	(3,451)
Increase (decrease) in cash from changes in
operating accounts:
Deferred revenue	205	126	(63)
Accounts receivable	(282)	239	385
Contracts receivable	174	11	571
Prepaid expenses and other current assets	(71)	(138)	5
Accounts payable and accrued liabilities	2,157	(45)	(1,526)
Other current liabilities	(6)	35	53
Environmental remediation	664	(285)	(440)
Other long-term liabilities	5	(31)	(62)
Other long-term assets	-	(6)	384
Other, net	-	(21)	(6)
Net cash provided by operating activities	$8,950	$662	$3,952

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

       General partner
The Partnership has two general partners: Pope MGP, Inc. and Pope EGP, Inc. In total, these two entities own 60,000 partnership units. The allocation of distributions, income and other capital related items between the general and limited partners is pro rata among all units outstanding.  The managing general partner of the Partnership is Pope MGP, Inc. and it receives an annual management fee of $150,000 as compensation for performing its duties as managing general partner.

       Noncontrolling interests:
Noncontrolling interests represents the 80% interest in Fund I and Fund II owned by third-party investors.  These entities are consolidated into Pope Resources’ financial statements due to our control over the entities (see Note 3).

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

Concentration of credit risk
Financial instruments that potentially subject the Partnership to concentrations of credit risk consist principally of accounts and contracts receivable.  The Partnership limits its credit exposure by considering the creditworthiness of potential customers.  The Partnership’s allowance for doubtful accounts is $10,423 and $8,779 at December 31, 2010 and 2009, respectively.

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

At December 31, 2010, minimum principal payments on contracts receivable for the next five years and thereafter are due as follows (in thousands):

2011	$219
2012	23
2013	194
2014	307
2015	9
Thereafter	119
Total	$871

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

       Property and equipment
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

Buildings and equipment consisted of the following as of December 31, 2010 and 2009 (in thousands):

Description	12/31/2010	12/31/2009
Buildings	$8,177	$7,996
Equipment	2,795	2,676
Furniture and fixtures	621	617
Total	$11,593	$11,289
Accumulated depreciation	(7,739)	(7,321)
Net buildings and equipment	$3,854	$3,967

       Timber and roads
The depletion rate is calculated by dividing estimated merchantable timber inventory into the cost basis of merchantable inventory as of the beginning of the year.  The Partnership capitalizes the cost of building permanent roads on the tree farms and expenses temporary roads and road maintenance.  Capitalized roads are depleted as timber is harvested.  The road depletion rate is calculated by dividing the cost of capitalized roads at the beginning of the year by merchantable timber inventory.  The resulting rate is applied to timber harvested during the year to determine road depletion expense.  To calculate the depletion rate the Partnership uses a combined pool when the characteristics of the acquired timber are not significantly different from the Partnership’s existing timberlands.  Timber harvested by the Funds is accounted for and depleted separate from the Partnership’s timberlands due to the third-party owners in the Funds.

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

       Deferred revenue
Deferred revenue represents the unearned portion of revenue collected.  The balance at December 31, 2010 of $674,000 and December 31, 2009 of $469,000 primarily represents the unearned portion of the amounts received on cell tower leases and to a lesser extent deferred revenue on land sales.

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

       Land and CE sales
The Partnership considers the sale of land and CE’s to be part of its normal operations and therefore recognizes revenue from such sales and cost of sales for the Partnership’s basis in the property sold.  Cash generated from these sales is included in cash flows from operations on the Partnership’s statements of cash flows.  Similarly, investments to acquire land to be held for sale or development, as well as costs incurred to develop those properties, are also included in cash flows from operations within the statements of cash flows.

In December 2010, the Partnership sold a $2.4 million CE on nearly 6,900 acres in Skamania County.  The sale was funded by the federal Forest Legacy program and restricts future development on the property while allowing continued management and harvest of timber.  The sale provided a gross margin of $2.2 million.  The revenue is reported in the Real Estate segment.

       Equity-based compensation
The Partnership issues restricted units to certain employees, officers, and directors of the Partnership as part of their annual compensation.  Restricted units are valued on the grant date at the market closing price of the partnership units on that date.  The value of the restricted units is amortized to compensation expense during the vesting period which can range from two to four years.  Grants to retirement-eligible individuals are expensed immediately.

On the date of grant, these restricted units are owned by the employee, officer, or director of the Partnership, subject to a trading restriction that is in effect during the vesting period. As of December 31, 2010, total compensation expense related to non-vested awards not yet recognized was $516,000 with a weighted average 11 months remaining to vest.

Comprehensive income (loss)
Comprehensive income (loss) consists solely of net income (loss).

       Income per partnership unit
Basic net earnings (loss) per unit are based on the weighted average number of units outstanding during the period. Diluted net earnings (loss) per unit is calculated by dividing net income (loss) attributable to unitholders, adjusted for non-forfeitable distributions paid out to unvested restricted unitholders and dividends paid to Fund II preferred shareholders, by the weighted average units outstanding during the year plus additional units that would have been outstanding assuming the exercise of in-the-money unit equivalents using the treasury stock method.

The table below displays how we arrived at options used to calculate dilutive unit equivalents and subsequent treatment of dilutive unit equivalents based on net income (loss) for the period:

	Year Ended December 31,
(Thousands)	2010	2009	2008
Average per unit trading price	$30.80	$21.07	$27.29
Total options outstanding	47,874	163,053	166,053
Less: options with strike price above average trading price (out-of-the-money)	(1,464)	(41,323)	(1,869)
Options used in calculation of dilutive unit equivalents	46,410	121,730	164,184
Net income (loss) attributable to Pope Resources’ unitholders	$2,038	$(272)	$1,162
Dilutive unit equivalents	24	42	64
Less: unit equivalents considered anti-dilutive due to net loss in period	-	(42)	-
Dilutive unit equivalents used to calculate dilutive EPS	24	-	64

The following table shows how we arrived at basic and diluted income per unit:

	Year Ended December 31,
(Thousands)	2010	2009	2008
Net income (loss) attributable to Pope Resources' unitholders	$2,038	$(272)	$1,162
Nonforfeitable distributions paid to unvested restricted unitholders	(45)	(39)	(99)
Dividends paid to Fund II preferred shareholders	(15)	-	-

Net income (loss) attributable to outstanding unitholders	$1,978	$(311)	$1,063

Weighted average units outstanding (in thousands):
Basic	4,554	4,539	4,597
Dilutive effect of unit equivalents	24	-	64
Diluted	4,578	4,539	4,661
Earnings (loss) per unit: Basic	$0.43	$(0.07)	$0.23
Earnings (loss) per unit: Diluted	$0.43	$(0.07)	$0.23

For 2010, options to purchase 1,464 units at prices ranging from $30.98 to $37.73 were not included in the calculation of dilutive unit equivalents as they were anti-dilutive.  This is compared with 2009, when options to purchase 41,323 units at prices ranging from $21.35 to $37.73 were not included and 2008, when options to purchase 4,869 units at prices ranging from $27.88 to $37.73 were not included in the calculation of dilutive unit equivalents as they were anti-dilutive.

       Statements of cash flows
The Partnership considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents.  Non-cash investing activities for the year ended December 31, 2008 included the following:

•	$596,000 held in trust by an IRC Section 1031 exchange facilitator as of December 31, 2007 used to acquire timberlands as of March 31, 2008.

•	$360,000 for capital improvements accrued in 2007 and paid 2008. This amount is partially offset by $70,000 of accrued investing activity in 2008 and paid in 2009.

•	$203,000 of long-term debt incurred in 2008 relating to a cost-share reimbursement to the City of Tacoma for bridge construction ensuring continued access to Fund I property.

Fund II Preferred Shares
Fund II issued 125 par $0.01 shares of its 12.5% Series A Cumulative Non-Voting Preferred Stock (Series A Preferred Stock) at $1,000 per share for total proceeds of $125,000 in March 2010.  Each holder of the Series A Preferred Stock is entitled to a liquidation preference of $1,000 per share.  Dividends on each share of Series A Preferred Stock will accrue on a daily basis at the rate of 12.5% per annum. Upon redemption, the Series A Preferred Shares will be settled in cash and are not convertible into any other class or series of shares or Partnership units.  Redemption timing is controlled by Fund II.  The maximum amount that the consolidated subsidiary could be required to pay to redeem the instruments upon settlement is $125,000 plus accrued but unpaid dividends.  The Series A Preferred Stock is recorded within noncontrolling interests on the consolidated balance sheet and are considered participating securities for purposes of calculating earnings (loss) per share.

Accounting pronouncements adopted in 2010
On January 4, 2010, the FASB issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) – Improving Disclosures about Fair Value Measurements (ASU 2010-06). ASU 2010-06 requires additional disclosure within the roll forward activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, ASU 2010-06 requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Level 2 and Level 3. ASU 2010-06 was adopted for the Partnership’s first quarter ending March 31, 2010, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements, for which disclosures are not required until the Partnership’s first quarter of fiscal 2011. During 2010, the Partnership did not have any transfers of assets or liabilities between Level 1 and Level 2 of the fair value hierarchy. The adoption of the additional disclosures for Level 1 and Level 2 fair value measurements did not have an impact on the Partnership’s financial position, results of operations or cash flows. The Partnership is currently evaluating the potential impact of the disclosures regarding Level 3 fair value measurements.

Multiple Deliverables Arrangements (Topic 605 of ASU 2009-13) – was issued in September 2009.  This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This guidance also eliminates the residual method of allocation and requires that arrangement consideration be allocated at the inception of the arrangement to all deliverables using the relative selling price method. This accounting standard is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. This guidance is effective for us on January 1, 2011, however management does not believe that there will be a significant impact of this new standard on the Partnership's financial position, results of operations, cash flows, or disclosures.

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

Reclassifications
Certain prior year amounts have been reclassified to conform to the 2010 presentation including allocations between GP and LP in the Statement of Partners’ Capital and Comprehensive Income (loss).

2.  CASH, CASH EQUIVALENTS, AND INVESTMENTS

Cash, cash equivalents, and investments held at December 31, 2010 and 2009 were as follows:

	December 31, 2010
		Gross
	Amortized	Unrealized	Estimated
	Cost	Loss	Fair Value
Cash and cash equivalents	$2,423	$-	$2,423

	December 31, 2009
		Gross
	Amortized	Unrealized	Estimated
	Cost	Loss	Fair Value
Cash and cash equivalents	$7,180	$-	$7,180
Securities maturing after ten years:
Auction rate securities, current	925	(235)	690
Auction rate securities, non-current	1,000	(204)	796

During 2010, we liquidated the remaining $1.5 million of auction rate securities held as of December 31, 2009 resulting in a realized gain of nearly $11,000.  This realized gain resulted from the following three transactions:

Date	Description	Proceeds	Basis	Gain/(Loss)
Jan 21st	Pennsylvania Higher Education	$25,000	$18,653	$6,347
Jan 28th	Pennsylvania Higher Education	702,000	671,490	30,510
Mar 5th	Brazos	770,000	796,100	(26,100)
	Total	$1,497,000	$1,486,243	$10,757

For the same period in 2009, we reported an unrealized loss of $252,000 in addition to a $66,000 realized loss.

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

Under current credit market conditions, there is limited market data for SLARS, thus available Level 1 inputs for use in determining a market value were not available historically. Specific securities under the general description of SLARS are unique and there are no actively traded markets that one can observe to determine a value for a specific security unless a transaction is identified for the security held within our portfolio.  We sold one security during the fourth quarter of 2009 and used that transaction as a Level 2 indicator of value for the rest of the portfolio. The following table provides the fair value measurements of applicable Partnership financial assets according to the levels defined in ASC 820 as of December 31, 2010 and 2009:

	December 31, 2010
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$2,423	$-	$-	$2,423
Total financial assets at fair value	$2,423	$-	$-	$2,423

	December 31, 2009
	Level 1	Level 2	Level 3	Total
Cash and cash equivalents	$7,180	$-	$-	$7,180
Auction rate securities, current	-	690	-	690
Auction rate securities, non-current	-	796	-	796
Total financial assets at fair value	$7,180	$1,486	$-	$8,666

The table below summarizes the change in the consolidated balance sheet carrying value associated with Level 3 financial assets for the annual periods ended December 31, 2010 and 2009:

Activity for Securities Valued Using Level 3 Inputs	2010	2009
Balance at beginning of period	$-	$3,619
Transfers into Level 3	-	-
Transfers out of Level 3	-	(1,486)
Dispositions	-	(1,815)
Unrealized losses	-	(252)
Realized losses on dispositions	-	(66)
Balance at end of period	$-	$-

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

Pope Resources and ORMLLC together own 20% of each Fund and both are consolidated into the Partnership’s financial statements.  The Funds’ statements of operations for the years ended December 31, 2010, 2009, and 2008 reflect losses of $1.3 million, $1.2 million, and $1.3 million, respectively.  These losses include management fees paid to ORMLLC of $1.5 million, $908,000, and $946,000 for 2010, 2009, and 2008, respectively, which are eliminated in consolidation.

The Partnership’s consolidated financial statements included Fund I and Fund II assets and liabilities at December 31, 2010 and 2009, which were as follows:

	2010	2009
Cash	$2,186	$1,145
Other current assets	413	38
Timber, land, and roads (net of $5,141 and $2,612
of accumulated depletion in 2010 and 2009)	144,063	88,342
Other long-term assets	141	6
Total assets	$146,803	$89,531

Current liabilities excluding long-term debt	$954	$741
Current portion of long-term debt	30	29
Total current liabilities	984	770
Long-term debt	11,068	98
Funds' equity	134,751	88,663
Total liabilities and equity	$146,803	$89,531

4.   LONG-TERM DEBT

	At December 31,
(Amounts in thousands:)	2010	2009
Pope Resources debt:
Mortgages payable to NWFCS, collateralized by timberlands, as follows:
Five-year tranche, interest at 4.10% with monthly interest-only payments.
Matures in July 2015.	$5,000	$-

Seven-year tranche, interest at 4.85% with monthly interest-only payments.
Matures in July 2017.	5,000	-

Ten-year tranche, interest at 6.40%, collateralized by timberlands
with monthly interest-only payments. Matures September 2019.	9,800	9,800

Fifteen-year tranche, interest at 6.05% with monthly interest-only payments.
Matures in July 2025.	10,000	-
	29,800	9,800
Mortgage payable to JHLIC, interest at 7.63%, collateralized by timberlands with monthly interest payments and annual principal payments. Repaid in April 2010.	-	19,303

Local improvement district assessments, with interest ranging from 5.03% to 6.5%.	-	260
Operating line of credit, variable interest rate based on LIBOR variable plus 2.25%, with monthly interest-only payments. Matures August 2013.	9,600
Total Partnership debt	39,400	29,363

ORM Timber Funds debt:
Fund I note payable to the City of Tacoma, with interest at 4.5%, with monthly principal and interest payments maturing January 2014.	98	127

Fund II mortgage payable to MetLife, interest at 4.85%, collateralized by Fund II timberlands with quarterly interest payments maturing September 2020.	11,000	-
Total ORM Timber Funds debt	11,098	127
Consolidated subtotal	50,498	29,490
Less current portion	(30)	(831)
Consolidated long-term debt	$50,468	$28,659

The Partnership’s debt agreements contain a covenant which requires the Partnership not to exceed a maximum debt-to-total- capitalization ratio of 30%, with total capitalization defined and calculated as the fair market (vs. carrying) value of timberland, roads and timber .  The Partnership is in compliance with this covenant as of December 31, 2010 and expects to remain in compliance for at least the next 12 months.

Fund II’s debt agreements contain a requirement to maintain a loan-to-value ratio of less than 40%.  Fund II is in compliance with this covenant as of December 31, 2010 and expects to remain in compliance for at least the next 12 months.

At December 31, 2010, principal payments on long-term debt for the next five years and thereafter are due as follows (in thousands):

2011	$30
2012	32
2013	9,633
2014	3
2015	5,000
Thereafter	35,800

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

In connection with the new term loan, we elected to extend the Partnership’s revolving line of credit with NWFCS from August 2011 to August 2013 and to reduce the maximum borrowing limit from $35 million to $20 million.  The line of credit had $9.6 million drawn as of December 31, 2010. This unsecured revolving loan agreement has a debt covenant that requires maintenance of a maximum debt-to-total-capitalization ratio of 30%, with total capitalization calculated using fair market value of timberland, which the Partnership passed at December 31, 2010.  The interest rate under this credit facility uses LIBOR as a benchmark.  The spread above the benchmark rate is variable depending on the interest coverage ratio but ranges from 225 to 325 basis points.  As of December 31, 2010 the rate (benchmark plus the spread) was 255 basis points.

As part of the debt refinancing and the reduction in borrowing capacity, the Partnership wrote off unamortized loan fees of $32,000.

Simultaneous with a timberland acquisition during the third quarter of 2010, Fund II closed on an $11 million timberland mortgage with MetLife.  The mortgage is a non-amortizing 10-year loan with an interest rate of 4.85%.  The agreement allows for, but does not require, annual principal payments of up to 10% without incurring a make-whole premium.

Accrued interest relating to all debt instruments was $453,000 at December 31, 2010, and is included in accrued liabilities.

5.   FAIR VALUE OF FINANCIAL INSTRUMENTS

The Partnership’s financial instruments include cash and cash equivalents, short-term investments, and accounts receivable, for which the carrying amount of each represents fair value based on current market interest rates or their short-term nature.  Carrying amounts of contracts receivable, although long-term, also approximate fair value.  The fair value of the Partnership’s and Funds’ fixed-rate debt having a carrying value of $40.9 million and $29.5 million has been estimated based on current interest rates for similar financial instruments to be approximately $41.9 million and $30.5 million as of December 31, 2010 and 2009, respectively.

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

	2010	2009	2008
Income (loss) before income taxes	$530	$(1,183)	$83
Less: Income/(loss) earned in entities that pass-through pre-tax earnings to the partners	1,408	(1,263)	144
Income (loss) subject to income taxes	$(878)	$80	$(61)

The provision for income taxes relating to taxable subsidiaries of the Partnership consist of the following income tax benefit (expense) for the years ended December 31:

	2010	2009	2008
Current	$38	$(278)	$(249)
Deferred	252	222	143
Paid in capital	-	17	167
Total	$290	$(39)	$61

A reconciliation between the federal statutory tax rate and the Partnership’s effective tax rate is as follows for the years ended December 31:

	2010	2009	2008
Statutory tax on income	34%	34%	34%
Income earned in entities that pass-through pre-tax earnings to the partners	(67%)	(37%)	(107%)
Effective income tax rate	(33%)	(3%)	(73%)

The net deferred income tax assets include the following components as of December 31:

	2010	2009	2008
Current (included in prepaid expenses and other)	$401	$111	$100
Non current (included in other assets)	335	373	162
Total	$736	$484	$262

The deferred tax assets are comprised of the following:

	2010	2009	2008
Employee-related accruals	$647	$403	$205
Depreciation	38	25	7
Other	51	56	50
Total	$736	$484	$262

The Partnership has concluded that it is more likely than not that its deferred tax assets will be realizable and thus no valuation allowance has been recorded as of December 31, 2010. This conclusion is based on anticipated future taxable income and tax planning strategies to generate taxable income, if needed. The partnership will continue to reassess the need for a valuation allowance during each future reporting period.

7.   UNIT INCENTIVE PLAN

The Partnership’s 2005 Unit Incentive Plan (the Plan) authorized the granting of nonqualified equity compensation to employees, officers, and directors of the Partnership.  A total of 1,105,815 units have been reserved for issuance under the Plan of which there are 1,005,044 units authorized but unissued as of December 31, 2010.  The Partnership issued 26,200 restricted units in two grants under the Plan in 2010.   One of the 2010 grants vests over two years with 50% vesting after one year and the remaining 50% vesting after the second year from the grant date provided the grantee is still an employee as of the vesting date.  The other grant vests over four years with 50% vesting on the third anniversary and the remaining 50% vesting on the fourth, provided the grantee remains an employee, officer, or director as of the vesting date.  Two of the 2009 unit grants vest over four years with 50% vesting on the third anniversary and the remaining 50% vesting on the fourth, provided the grantee remains an employee, officer, or director as of the vesting date.  One of the 2009 unit grants vests over two years with 50% vesting after one year and the remaining 50% vesting after the second year from the grant date provided the grantee is still an employee, officer, or director as of the vesting date.  The grantee may not transfer restricted units until the holder fulfills the vesting requirements.

One of the two components of the new incentive compensation program adopted in 2010 is the PRU plan. Compensation expense relating to the performance restricted units will vest 25% per year over a 4 year future service period.  The first equity grants pursuant to this new program were not made until January 2011 and, as such, no equity compensation expense related to this program was recognized in 2010.  As of December 31, 2010, we had accrued $1.5 million in accrued liabilities relating to the 2010 incentive compensation program, with $200,000 of that total attributable to that portion of the PRU that is paid out in cash.  See discussion in Item 11.

The new incentive compensation program does not affect the existence or availability of the 2005 Unit Incentive Plan or change its terms.  The 2005 Unit Incentive Plan provides a one-way linkage to the new program because it (2005 Plan) has already established the formal framework by which unit grants, options, etc., can be issued.  More specifically, the 2005 Plan has an impact on the mechanics of how that portion of the new program that awards equity is implemented.

Restricted Units
The Human Resources Committee makes awards of restricted units to certain employees, plus the officers and directors of the Partnership and its subsidiaries.  The restricted unit grants vest over two to four years and are compensatory in nature.  Restricted unit awards entitle the recipient to full distribution rights during the vesting period but are restricted from disposition and may be forfeited until the units vest.  The fair value, which equals the market price at date of grant, is charged to income on a straight line basis over the vesting period.  Grants to retirement-eligible individuals are expensed immediately.

Restricted unit activity for the three years ended December 31, 2010 was as follows:

		Weighted Avg
		Grant Date
	Units	Fair Value ($)
Outstanding December 31, 2007	53,250	37.27
Grants	19,500	32.99
Vested, net of units tendered back	(8,896)	33.87
Tendered back to pay tax withholding	(479)	37.13
Forefeited	(1,500)	37.15
Outstanding December 31, 2008	61,875	36.42
Grants	11,695	20.52
Vested, net of units tendered back	(16,196)	34.32
Tendered back to pay tax withholding	(1,179)	33.98
Outstanding December 31, 2009	56,195	33.76
Grants	26,200	25.15
Vested, net of units tendered back	(16,334)	38.29
Tendered back to pay tax withholding	(1,388)	39.24
Outstanding December 31, 2010	64,673	29.01

Unit Options
There were 1,005,044, 1,028,744, and 1,037,918 units available for issuance under the 2005 Unit Incentive Plan as of December 31, 2010, 2009, and 2008 respectively. Unit options have not been granted since December 2005.  Unit options granted prior to January 1, 2006 were non-qualified options granted at an exercise price not less than 100% of the fair value on the grant date.  Unit options granted to employees vested over four or five years.  Directors had the option of receiving their annual retainer in the form of unit options and those options vested immediately as they were granted monthly for services rendered during the month.  Options granted have a life of ten years.

		Exercise
	Options	Price ($)
Vested December 31, 2007	199,856	15.97
Unvested December 31, 2007	6,200	15.96
Outstanding December 31, 2007	206,056	15.97
Exercised	(40,003)	16.08
Vested	6,200	15.96
Outstanding and Vested December 31, 2008	166,053	16.08
Expired	(3,000)	27.88
Outstanding and Vested December 31, 2009	163,053	15.86
Exercised	(75,692)	14.96
Expired	(2,500)	24.13
Tendered back to pay exercise price and tax withholding*	(36,987)	18.46
Outstanding and Vested December 31, 2010	47,874	14.85

*Upon exercise of options, grantees have the choice of tendering back units to pay for their option exercise price and tax on gain.  Tax withholding is calculated at the minimum statutory rate.

There are no unvested unit options at December 31, 2010.

The aggregate spread between the option exercise price and unit market price (intrinsic value) of all options outstanding with a positive intrinsic value at December 31, 2010 was $1.0 million. There were 75,692 options exercised during 2010.  The weighted average remaining contractual term for all outstanding and exercisable options at December 31, 2010 was 2.0 years.

8.   PARTNERSHIP UNIT REPURCHASE PLANS

The Partnership adopted a unit repurchase plan in December 2008 pursuant to which was authorized to repurchase limited partner units with an aggregate value of up to $2.5 million.  Since that time, we have increased the aggregate value of units authorized for repurchase to $5 million and extended the repurchase plan to allow for repurchases through December 2011.  As of December 31, 2010, there remained an unutilized authorization for unit repurchases of $2.5 million.

In addition to the December 2008 unit repurchase plan, the Partnership repurchased 334,340 units from a single shareholder on December 31, 2010 for $35.50 per unit which excludes a $0.05 per unit commission paid on settlement.  The units represent 7.2% of the total units outstanding at that time and were retired.

9.   EMPLOYEE BENEFITS

As of December 31, 2010 all employees of the Partnership and its subsidiaries are eligible to receive benefits under a defined contribution plan.  During the years 2008 through 2010 the Partnership matched 50% of employees’ contributions up to 8% of an individual’s compensation.  The Partnership’s contributions to the plan amounted to $123,000, $131,000, and $150,000 for the years ended December 31, 2010, 2009, and 2008 respectively.

10. COMMITMENTS AND CONTINGENCIES

Environmental remediation
The Partnership has an accrual for estimated environmental remediation costs of $1.9 million and $1.3 million as of December 31, 2010 and 2009, respectively.  The environmental remediation liability represents estimated payments to be made to monitor and remedy certain areas in and around the townsite/millsite of Port Gamble, and at Port Ludlow, Washington.

During the fourth quarter of 2010, review continued on the draft Baywide and Millsite Remedial Investigation (RI) and Feasibility Study (FS) reports related to Port Gamble.  The reports have an estimated submission for a 30-day public comment period beginning in early March 2011.  The public comments will be part of the data that informs a cleanup action plan anticipated to be filed with a consent decree in late 2011. The development of a cleanup action plan includes formalizing cost estimates and how costs will be shared between responsible parties, which will be reflected in the Partnership’s environmental remediation accrual liability where and when appropriate.

The environmental remediation accrual contains costs estimated in connection with a second and separate remediation effort at Port Gamble as well as a third site within the resort community of Port Ludlow. We will be completing site investigations and remediating contaminated sites if and where required.

The environmental liability at December 31, 2010 is comprised of $397,000 that the Partnership expects to expend in the next 12 months and $1.5 million thereafter.  Statistical models have been used to estimate the liability and suggest a potential aggregate range of loss of $744,000 to $3.8 million.

Performance bonds
In the ordinary course of business, and as part of the entitlement and development process, the Partnership is required to provide performance bonds to ensure completion of certain public facilities.  The Partnership had performance bonds of $340,000 and $428,000 outstanding at December 31, 2010 and 2009 respectively.

Operating leases
The Partnership has non-cancelable operating leases for automobiles, office space, and computer equipment.  The lease terms are from 12 to 48 months.  Rent expense under the operating leases totaled $79,000, $105,000, and $127,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

At December 31, 2010 future annual minimum rental payments under non-cancelable operating leases were as follows:

Year	Amount
2011	51,000
2012	15,000
2013	-
2014	-

Supplemental Employee Retirement Plan
The Partnership has a supplemental employee retirement plan for a retired key employee.  The plan provides for a retirement income of 70% of his base salary at retirement after taking into account both 401(k) and Social Security benefits with a fixed payment set at $25,013 annually.  The Partnership accrued $31,000 and $43,000 in 2010 and 2009, respectively, for this benefit based on an approximation of the cost of purchasing a life annuity paying the aforementioned benefit amount.  The balance of the projected liability as of December 31, 2010 and 2009 was $211,000 and $205,000, respectively.

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

12. SEGMENT AND MAJOR CUSTOMER INFORMATION

The Partnership’s operations are classified into three segments: Fee Timber, Timberland Management & Consulting, and Real Estate.  The Fee Timber segment consists of the harvest and sale of timber from both the Partnership’s 114,000 acres of fee timberland in Washington and the Funds’ 61,000 acres in Washington and Oregon.

The Timberland Management & Consulting segment provides investment management, disposition, and technical forestry services in connection with 24,000 acres for Fund I and 37,000 acres for Fund II.

The Real Estate segment’s operations consist of management of development properties and the rental of residential and commercial properties in Port Gamble and Kingston, Washington.  Real Estate manages a portfolio of 2,800 acres of higher-and-better-use properties as of December 31, 2010.  All of the Partnership’s real estate activities are in the State of Washington.

For the year ended December 31, 2010, the Partnership had one customer that represented 24% of consolidated revenue, or $7.6 million.  The revenue was generated by the Fee Timber segment.    For the year ended December 31, 2009, the Partnership had two customers that represented 16% and 10% of consolidated revenue, or $3.3 million and $2.1 million, respectively.  The revenues from both customers were generated by the Fee Timber segment.

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

	2010	2009	2008
Revenue
Partnership Fee Timber	22,474	14,977	19,282
Funds Fee Timber	5,370	31	4,845
Total Combined Fee Timber	27,844	15,008	24,127
Timberland Management & Consulting	1,519	1,509	1,890
Real Estate	3,535	5,078	3,723
Total Revenue (Internal)	32,898	21,595	29,740

Elimination of Intersegment Revenue	(1,706)	(1,117)	(1,562)

Total Revenue (External)	31,192	20,478	28,178

Intersegment Revenue or Transfers
Partnership Fee Timber	(170)	(161)	(577)
Funds Fee Timber	-	-	-
Total Combined Fee Timber	(170)	(161)	(577)
Timberland Management & Consulting	(1,488)	(908)	(946)
Real Estate	(48)	(48)	(39)
Total Intersegment Revenue or Transfers	(1,706)	(1,117)	(1,562)

Operating Income (Loss)
Partnership Fee Timber	9,657	4,131	7,217
Funds Fee Timber	(1,307)	(1,185)	(1,278)
Total Combined Fee Timber	8,350	2,946	5,939
Timberland Management & Consulting	55	355	138
Real Estate	(761)	1,711	(1,437)
G&A	(4,731)	(3,733)	(3,951)
Total Operating Income (Internal)	2,913	1,279	689

Intersegment Charges or Transfers
Partnership Fee Timber	(119)	(113)	(538)
Funds Fee Timber	1,472	891	893
Total Combined Fee Timber	1,353	778	355
Timberland Management & Consulting	(1,305)	(730)	(681)
Real Estate	(48)	(48)	326
G&A	-	-	-
Total Intersegment Charges or Transfers	-	-	-
Total Operating Income (External)	2,913	1,279	689

	2010	2009	2008
Depreciation, Amortization and Depletion
Partnership Fee Timber	2,883	2,413	2,381
Funds Fee Timber	2,534	-	1,341
Total Combined Fee Timber	5,417	2,413	3,722
Timberland Management & Consulting	3	17	127
Real Estate	240	190	684
G&A	151	191	156
Total	5,811	2,811	4,689
Assets
Partnership Fee Timber	54,990	57,982	59,911
Funds Fee Timber	146,803	89,531	55,836
Total Combined Fee Timber	201,793	147,513	115,747
Timberland Management & Consulting	10	38	54
Real Estate	31,757	30,604	28,752
G&A	2,277	8,925	20,858
Total	235,837	187,080	165,411
Capital and Land Expenditures
Partnership Fee Timber	524	532	1,795
Funds Fee Timber	58,311	34,553	269
Total Combined Fee Timber	58,835	35,085	2,064
Timberland Management & Consulting	2	-	3
Real Estate-development activities	1,075	1,639	3,451
Real Estate-other	185	537	-
G&A	125	23	552
Total	60,222	37,284	6,070
Revenue by product/service
Domestic forest products	18,384	12,016	17,698
Export forest products, indirect	9,290	2,831	3,426
Conservation easements and sales	2,400	3,298	3,736
Fees for service	31	632	944
Homes, lots, and undeveloped acreage	1,087	1,701	2,374
Total	31,192	20,478	28,178

13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in thousands except per unit amounts)	Revenue	Income (loss) from operations	Net income (loss) attributable to unitholders	Earnings (loss) per partnership unit: Basic	Earnings (loss) per partnership unit: Diluted
2010
First quarter	$5,966	$572	$451	$0.10	$0.10
Second quarter	8,089	131	(1,126)	(0.25)	(0.25)
Third quarter	8,591	889	1,050	0.23	0.22
Fourth quarter	8,546	1,321	1,663	0.35	0.35

2009
First quarter	$4,979	$(41)	$(123)	$(0.03)	$(0.03)
Second quarter	3,666	(724)	(693)	(0.16)	(0.16)
Third quarter	6,615	2,118	920	0.20	0.20
Fourth quarter	5,218	(74)	(376)	(0.08)	(0.08)

Quarterly fluctuations in data result from the addition and/or deferral of harvest volumes as well as the timing of real estate and CE sales, as disclosed in our quarterly filings.  Management considered the disclosure requirements of Item 302(a)(3) and does not note any extraordinary, unusual, or infrequently occurring items except as disclosed.

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

    Management has evaluated the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2010 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our assessment and those criteria, the Partnership’s management has concluded that the Partnership’s internal control over financial reporting is effective as of December 31, 2010.

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

           The registered independent public accounting firm of KPMG LLP, auditors of the Partnership’s consolidated financial statements, has issued an attestation report on the Partnership’s internal control over financial reporting.  This report appears on page 55 of this annual report on Form 10-K.

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

9B.     OTHER INFORMATION.

    None

PART III

Item 10.            DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

General Partner

The Partnership has no directors.  Instead, the Board of Directors of its managing general partner, Pope MGP, Inc. (the “Managing General Partner”), serves in that capacity.   The Managing General Partner’s address is the same as the address of the principal offices of the Partnership.  Pope MGP, Inc. receives $150,000 per year for serving as Managing General Partner of the Partnership.  Until 2010, the Managing General Partner also was entitled to a disproportionate share of the Partnership’s income derived from its investor portfolio management business; however, this special allocation was eliminated in 2010.

The following table identifies the executive officers and directors of the Managing General Partner as of February 15, 2011.  Officers of the Managing General Partner hold identical offices with the Partnership.

Name	Age	Position, Background, and Qualifications to Serve

David L. Nunes (2)	49
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

Thomas M. Ringo	57
Vice President and CFO from December 2000 to present.  Senior Vice President Finance and Client Relations from June 1996 to December 2000.  Vice President Finance from November 1991 to June 1996.  Treasurer from March 1989 through October 1991 of Pope MGP, Inc. and the Partnership.  Tax Manager of Westin Hotel Company, 1985 to March 1989.  Tax Consultant for Price Waterhouse, 1981 to 1985.

John E. Conlin (2), (3), (4)	52
Director; Co-President and COO, NWQ Investment Management, 2006 to present; Member, Board of Advisors, Victory Park Capital, 2009 to present; Member, Corporate Advisory Board,  University of Michigan, Ross School of Business, 2006 to present; Member, University of Rochester Endowment Committee, 2006 to present; Director, ACME Communications, 2005 to 2008; Director, Cannell Capital Management 2002 to 2006; CEO, Robertson Stephens, Inc, from 2001 to 2003; COO, Robertson Stephens, Inc, from 1999 to 2000.  Held numerous positions with Credit Suisse from 1983 to 1999, the last of which was Managing Director.  Mr. Conlin's background in corporate finance, capital-raising and financial analysis bring the Partnership a perspective that is unique among our directors. Moreover, Mr. Conlin offers an ability to assess capital needs, structures and returns relating to the performance and operation of the Partnership, the Funds, and our strategic goals and objectives.

Douglas E. Norberg (1), (3), (4), (5)	70
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

Peter T. Pope (1), (4)	76
Director; Director, Pope & Talbot, Inc. 1971 to 2007; Chairman of the Board and CEO of Pope & Talbot, Inc., 1971 to 1999.  Mr. Pope retired as CEO of Pope & Talbot, Inc. in 1999.  Mr. Pope is also a director and President of Pope EGP, Inc.  Mr. Pope has been a director since the formation of the Partnership and brings an historical perspective on the Partnership's assets and business that we believe is critical to the Partnership's recent successes. Moreover, Mr. Pope has more than 50 years' experience in the operation and management of all aspects of the forest products industry, which affords him the ability, not only to assess and advise regarding the Partnership's own lines of business, but also on those of the companies with which the Partnership serves as a supplier, advisor, manager, customer and client. Finally, Mr. Pope's experience offers a perspective which spans multiple business cycles that we believe is critical as management faces the current economic downturn, affording us an improved ability to tailor the Partnership's strategic and tactical responses to changing market conditions.

J. Thurston Roach (1), (3), (4)	69
Director; private investor; Director, Deltic Timber Corporation, December 2000 to present; Director, CellFor Inc. from November 2002 to May 2009; Outside Director, NBBJ Design, LLP, from November 2007 to present; Director, The Liberty Corporation May 1994 to January 2006; President and CEO, HaloSource Corporation, October 2000 to November 2001; Director, HaloSource Corporation, October 2000 to February 2002; Senior Vice President and CFO, Owens Corning, January 1999 to April 2000; Senior Vice President and President of Owens Corning’s North American Building Materials Systems Business, February 1998 to December 1998; Vice Chairman, Simpson Investment Company, July 1997 to February 1998; President, Simpson Timber Company, January 1996 to June 1997; Senior Vice President and Chief Financial Officer and Secretary, Simpson Investment Company, August 1984 to December 1995.  Mr. Roach's experience as a senior executive and director at other timber and resource companies offer the Partnership insight into the practical issues facing public companies, and his specific knowledge of the timber and timberland markets, both in the Pacific Northwest and elsewhere, allow him to provide extensive input on both strategic and tactical business decisions confronting the board.  His specific experience as Audit Committee chair for another public company has been leveraged effectively into a similar role at the Partnership.

______________________
1)	Class A Director
2)	Class B Director
3)	Member of the Audit Committee
4)	Member of the Human Resources Committee
5)	Designated financial expert for the Board of Directors Audit Committee

Board of Directors of the Managing General Partner

Board Composition.  The Managing General Partner’s Articles of Incorporation provide that directors are divided into two classes, each class serving a period of two years.  The Managing General Partner’s shareholders elect approximately one-half of the members of the Board of Directors annually.  The terms of the Class A directors expire on December 31, 2012, and the terms of the Class B directors expire on December 31, 2011.  The directors’ election to the Managing General Partner’s Board of Directors is subject to a voting agreement between the Managing General Partner’s two shareholders, Mr. Peter T. Pope and Mrs. Emily T. Andrews.  Mr. Pope serves as his own appointee, and J. Thurston Roach serves as Mrs. Andrews’ appointee to the Board of Directors.  The Managing General Partner’s Board of Directors met seven times in 2010 with five of the meetings in person to discuss Partnership matters.  The composition of our Board of Directors is established by the Limited Partnership Agreement and accordingly, as permitted by NASDAQ Rules IM-5065-7  and 5615(a)(4), board nominations are not made or approved by a separate nominating committee or by a majority of the independent directors.

Past Directorships.  During the period 2006 through 2010, Messrs. Pope, Roach, and Conlin served on boards of other public companies as outlined in the following table.

Individual’s Name	Name of Public Company	Term of Directorship
Peter T. Pope	Pope & Talbot, Inc. (NYSE:POP)	1971 - 2007
J. Thurston Roach	The Liberty Corporation (NYSE:LC)	1994 - 2006
J. Thurston Roach	Deltic Timber Company (NYSE:DEL)	2000 - present
John E. Conlin	ACME Communications (NASDQ:ACME)	2005 - 2008

Board Leadership Structure.  The Board of the Managing General Partner does not utilize a Chairman. The CEO generally calls meetings of the Board and sets schedules and agendas for such meetings. The CEO regularly communicates with all directors on key issues and concerns outside of Board meetings and endeavors to ensure that information provided to the Board is sufficiently timely and complete to facilitate Board member fulfillment of responsibilities. As the individual with primary responsibility for managing the Partnership’s day-to-day operations, the CEO is best positioned to chair regular Board meetings where key business and strategic issues are discussed. The Board utilizes Mr. Norberg as a “lead director” and Mr. Norberg’s chief responsibility in this regard is to chair executive sessions of the non-management directors which are conducted as a part of nearly every Board meeting.

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

Diversity Policy.   As noted above, the Partnership's board is established pursuant to the Partnership Agreement and a stockholders' agreement among the shareholders of Pope MGP, Inc., the Partnership's managing general partner. The stockholders' agreement, in particular, establishes the rights of the managing general partner's stockholders to designate the Partnership's directors. Neither the Partnership Agreement nor the managing general partner's stockholders' agreement establishes a diversity policy, nor does any such policy otherwise exist.  Accordingly, our ability to consider diversity as a criterion for inclusion in the Board of Directors is limited to the diversity of the directors’ business and financial experience.

Audit Committee.  The Audit Committee of the Managing General Partner’s Board of Directors is comprised of three outside directors who comply with the Securities Exchange Act and NASDAQ’s qualification requirements for Audit Committee members.  The Audit Committee met to discuss the Partnership eight times during 2010.  The Audit Committee’s Chairman is J. Thurston Roach and its designated financial expert is Douglas E. Norberg.  See report of the Audit Committee on financial statements below.

Human Resources Committee.  The Human Resources Committee is responsible for (1) establishing compensation programs for executive officers and senior management of the Partnership designed to attract, motivate, and retain key executives responsible for the success of the Partnership as a whole; (2) administering and maintaining such programs in a manner that will benefit the long-term interests of the Partnership and its unitholders; and (3) determining the salary, bonus, unit option and other compensation of the Partnership's executive officers and senior management.  The Human Resources Committee met five times during 2010.  Mr. John E. Conlin served as Chairman of the Human Resources Committee in 2010.  See report of the Human Resources Committee on executive compensation below.

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

Item 11.            EXECUTIVE COMPENSATION; COMPENSATION DISCUSSION & ANALYSIS

Overview

Objectives of our Executive Compensation Program

The objective of our executive compensation program is to reward performance and to attract, motivate, and retain those employees who embrace a culture of achievement with a long-term perspective. Our executive compensation plans consist of two general components: salary and our new long-term incentive program (the “Incentive Program”), which is intended to reward selected management employees who provide services to the Partnership for performance that builds long-term unitholder value. The Incentive Program examines participants’ performance and decision making each year, with an eye towards rewarding behavior that is linked to adding long-term value to unitholders.  In addition, the Incentive Program addresses the Partnership’s performance over a trailing three year period so as to promote a long-term focus and to reward performance fairly over time. While the Partnership had a previous incentive compensation program that was also focused on building long-term unitholder value, the Incentive Program improves both transparency for and alignment with the Partnership’s unitholders, while providing for administrative simplicity. Payments are made under the Incentive Program during the first quarter of each year beginning in 2011, respecting the three-year period ending on December 31 of the prior year, and as a result, information depicted in this report include amounts paid in 2011 with respect to performance in 2010, 2009 and 2008.

The Role of the Human Resources Committee and Executive Officers in Compensation Decisions

The Board’s Human Resources Committee has responsibility for establishing our compensation objectives and approving all compensation for the CEO, his immediate subordinates, and the broader management team that participates in the Incentive Program. The committee’s primary focus is in designing a compensation system that adequately rewards and motivates employees, and then to monitor the execution of this system. In designing the Partnership’s compensation system, the committee focuses on maintaining fairness and balance between the interests of our employees and those of our unitholders. With that in mind, the committee intends that the Incentive Program be continuing and permanent for participants but can suspend and or terminate the Incentive Program at any time, as long as previously earned awards are not forfeited. In its role as manager of the Incentive Program, the committee has the authority to determine all matters relating to awards to be granted thereunder, and has sole authority to interpret its provisions and any applicable rule or regulation.

The Incentive Program has two components – the Performance Restricted Unit (“PRU”) plan and the Long-Term Incentive Plan (“LTIP”). Both components have a long-term emphasis, with the PRU plan focused on annual decision making, and the LTIP focused on 3-year performance of the Partnership’s publicly traded units relative to a group of peer companies to be determined at the beginning of each plan cycle. The Incentive Program was developed after considerable deliberation by the committee and its compensation consultant. The Incentive Program is unusual in its exclusive emphasis on long-term decision making and performance. The committee believes this focus is appropriate for the nature of the Partnership’s assets and for strengthening the alignment with unitholders, particularly when the Partnership’s capital structure is of a nature that does not require substantial focus on short-term performance (other than, of course, as it impacts longer-term outcomes). Each of these two Program components is described in more detail below.

The committee has from time-to-time engaged compensation consultants to assist the committee in assessing the market for top executives. Historically, these consultants have provided a limited scope of services on behalf of the committee and their roles generally have been confined to specific peer analyses or assessments of specific compensation components within the Partnership’s then-existing compensation structures. These consultants generally have performed no other services for the Partnership or its subsidiaries or management. Amounts paid to such consultants on an annual basis have ranged between $10,000 and $20,000.

In 2010, however, the committee engaged Farient Advisors, a compensation consulting advisory firm, to assist in the development of the Incentive Program. Farient was paid $193,000 during 2010 for its efforts in this regard and worked directly with the Human Resources (HR) Committee and was responsible to the committee for its deliverables. In addition, Farient was also paid $109,000 in 2010 to advise the Board on other compensation related matters. The Partnership has not paid Farient for services other than those described above.

Elements of Compensation

Our executive compensation program is designed to be consistent with the objectives and guidelines set forth above. A discussion of each of the key elements of the program follows below.

Base Salary. Base salary represents that portion of compensation that is designed to provide the executive with a stable and predictable cash payment at a level that is competitive with other similarly situated companies. In establishing base salary levels for executives and other members of the management team, the committee has used compensation consultant data, taking into account such factors as competitive industry salaries, general and regional economic conditions, and the size and geographic differences of “peer” companies against which the Partnership is compared. Using that data, the committee attempts to tailor our executives’ base compensation to our executives’ scope of responsibilities, individual performance, and contribution to our organization. Adjustments in base salary are usually made effective March 1 of each year, unless circumstances (such as a promotion) warrant otherwise. Base salaries for the Partnership’s executives have been held flat since 2008, in large part because of the financial climate affecting the Partnership’s business, the Partnership’s economic performance, and the limited need to increase compensation to meet competitive pressures.

Incentive Program. Our Incentive Program has been designed using a combination of the LTIP, which awards cash incentives based on total return to unitholders, together with the PRU plan, which uses a blend of cash and restricted limited partner units to reward annual decision making that is aligned with the Partnership’s strategies. By designing the Incentive Program to align with both long-term decision making and performance, the committee believes it has mitigated the risk to the Partnership that could be driven by excessive focus on short-term goals.

Long-Term Incentive Program (LTIP). The LTIP replaces the Partnership’s prior cash bonus plan for the CEO and his direct management reports, and focuses on total shareholder return measured over a rolling three-year period ending on the last day of the fiscal year for which the award is to be computed. Specifically, at the beginning and end of each period, the Partnership measures the arithmetic average trading price of the Partnership’s limited partner units over the sixty trading day period preceding the first day and the last day of the three-year measurement period. The Partnership also takes into account all distributions to unitholders during that period, and compares the resulting total returns to those provided to security holders within a group of the Partnership’s peers as measured using the same methodology. Those peers, which for 2010 are as depicted in the following table, are established based upon the recommendation of the Partnership’s compensation consultant and include companies within the forest products industry, as well as those in real estate and those having a strong focus on land or natural resources.

Forest Products	Real Estate	Agriculture	Metals & Mining
Deltic (DEL)	Amer. Realty Inv. (ARL)	Alico (ALCO)	China Direct (CDII)
Plum Creek (PCL)	Amer. Spectrum (AQQ)	Griffin Land (GRIF)	Jaguar Mining (JAG)
Potlatch (PCH)	Avatar Holdings (AVTR)	Limoneira (LMNR)	Royal Gold (RGLD)
Rayonier (RYN)	EastGroup Properties (EGP)
St. Joe (JOE)	First Potomac (FPO)
Weyerhaeuser (WY)	InterGroup Corp. (INTG)
Maui Land & Pineapple (MLP)
Monmouth RE Investment (MNR)
NTS Realty (NLP)
Tejon Ranch (TRC)
Thomas Properties Group (TPGI)

Following this comparison, the committee ranks the Partnership’s total unitholder return against those of the selected peer companies, and makes awards if the Partnership’s total return is equal to or greater than the twentieth (20th) percentile. The fiftieth (50th) percentile within that ranking represents the Partnership’s “target performance level,” which results in a payout of 100% of the target LTIP bonus. The maximum award, which results in awards of 200% of the target LTIP amount, occurs when the Partnership is at or above the eightieth (80th) percentile. Actual payouts are determined in proportionate fashion when the total returns fall between the 20th (zero bonus) and 80th percentile (200% of target bonus). The committee has the discretion to alter award levels upward or downward by 20% of the actual formula bonus.

Participants in the LTIP. Participation in the LTIP is comprised of the CEO and the five key managers who report directly to the CEO.

Performance Restricted Unit Plan (“PRU”). The PRU is the equity-based element of the Incentive Program, although awards can be made in cash, restricted units, or a combination of each. Awards from this component of the Incentive Program are based upon a pool established at the beginning of each fiscal year and adjusted upward or downward as participants are added to or deleted from the Incentive Program.  For 2010 the total award pool consisted of up to 6,000 units for the CEO and 21,200 units for all other participants as a group.

Determination of Performance Targets. PRU targets are determined for the various participants on the basis of the participant’s role in the Partnership’s management, and are measured on the basis of unit-specific performance, as follows:

Fee Timber. Fee Timber PRU levels are determined on the basis of revenue enhancements and cost controls affecting Fee Timber operating income. These criteria include management of harvest volume, maximization of log sale prices, management of selling costs such as harvest and haul costs, results of Sustainable Forestry Initiatives audits, and segment free cash flow.

Timberland Management & Consulting. TM&C participants are evaluated on the basis of investor capital commitments, placement of timber fund investments, cumulative assets under management, internal rates of return for the Funds, and segment operating income.

Real Estate. Because our real estate revenues vary tremendously with market conditions, and sale transactions are relatively infrequent, real estate participants are evaluated heavily on the basis of goals that do not tie fully to completed sales, including the estimated impact of entitlements and land improvements on the market value of our portfolio properties. To a lesser degree these personnel are also evaluated on the basis of sale prices as a percentage (or multiple) of book value and on segment free cash flow.

Corporate. Our corporate personnel have PRU targets measured on a broad variety of factors, including increases in net asset value, optimization of debt-to-capitalization ratios and working capital, and growth in distributable income, profit, and free cash flow.

Performance targets are communicated to Incentive Program participants at the beginning of each fiscal year and generally will be held constant throughout that year and recalibrated only based upon significant capital needs or changes in the competitive environment. Most participants can expect to earn 100% of their targeted payout award for each year; however, the committee has the discretion to reduce the award levels in the event of poor performance or decision-making that exposes the Partnership to significant risk or loss, or to increase those awards up to an additional 100% of the targeted award levels for generating or implementing decisions, plans or programs that are of major positive influence on the Partnership.

Mechanics of the PRU. Immediately following the end of each fiscal year, the committee determines the size of the PRU pool based on their assessment of the quality of decision-making and management’s performance during the year. The committee also identifies any events or decisions that merit special recognition for particular individuals or groups and, if so, determines the amount of any special PRU awards that are to be allocated to those participants. The PRU pool is established on the basis of these determinations, and each participant is allocated a specified performance value, which is then converted (in the case of restricted unit awards) to a number of restricted units based on the arithmetic average of the closing prices of the Partnership’s limited partner units on the Nasdaq Capital Market on each of the sixty consecutive trading days ending on and including the last day of the relevant fiscal year. The committee also determines the appropriate allocations between restricted units and cash awards based upon Farient's market study with some influence from our past practices of granting restricted units and cash bonuses.  In general, the higher up in the management group, the greater the percentage of that individual’s PRU award is received in the form of equity.  The percentage of each participant’s PRU award paid in the form of equity was kept to simple options of 100%, 50%, or 0%.  Restricted unit grants vest ratably, with 25% vesting on each of the first four anniversaries of the grant date, although the committee has the discretion to vary such awards.

Participants in the PRU. In addition to the named executive officers, participants in the PRU include approximately 16 additional management personnel either one or two levels organizationally below the Partnership’s CEO. As job duties change, the participants may be modified by the committee.

Clawbacks. The HR Committee acknowledges that the Partnership’s incentive compensation program will be subject to the clawback provisions of the recently passed Dodd-Frank Act. In the meantime, the HR Committee reserves the right and option to require the return of incentive compensation paid pursuant to the Incentive Program in any instances of fraudulent employee misconduct or a restatement of the Partnership’s financial reports affecting the calculation of the payout amounts. The Partnership will adhere to all applicable regulations of the SEC, the Nasdaq, and other governmental authorities regarding obligations to require disgorgement of erroneous or excessive compensation.

Perquisites and Other Personal Benefits. We do not provide perquisites or other personal benefits to our executive officers or senior managers, such as company cars, country club or social club memberships, reserved parking spaces, separate dining facilities, or company-funded use of personal financial/tax consultants. An exception to the foregoing is that the senior manager who oversees our timberland operations is provided a company vehicle.  We do not own or lease aircraft for our executives’ personal use. Our health care and medical insurance programs, as well as our defined contribution retirement plan (401(k)) are the same for all salaried employees, including officers. Further information regarding our defined contribution plan is set forth below in the paragraph entitled “Defined Contribution Retirement Savings Plan.”

Defined Benefit Pension Plans. Other than the supplemental retirement plan discussed below with respect to one former executive, none of our named executive officers participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us.

Defined Contribution Retirement Savings Plan. As of December 31, 2010 all our employees are eligible to participate in our defined contribution plan, which is a tax qualified plan pursuant to Section 401(k) of the Code. During 2010 and 2009 the Partnership matched 50% of the employees’ contributions up to 8% of compensation. Partnership contributions to the plan amounted to $123,000, $131,000 and, $150,000, for each of the years ended December 31, 2010, 2009 and 2008, respectively. Employees become fully vested in the Partnership's contribution over a six-year period. The Partnership does not discriminate between executive and non-executive employees with respect to any aspect of this plan.

Supplemental Retirement Plan. We have a supplemental retirement plan for George H. Folquet, a retired executive. The plan provides for a retirement income of 70% of his base salary at retirement after taking into account both 401(k) and Social Security benefits and makes an annual fixed-amount payment of $25,013. The Partnership accrued an additional $30,881 in 2010 for this benefit based on an updated approximation of the cost of purchasing a life annuity paying the aforementioned benefit amount. The balance of the liability as of December 31, 2010 was $210,688.

Agreements Between the Partnership and Executive Officers. Each employee is employed at the will of the Partnership and does not have a term of guaranteed employment. We do not have any employment agreements with any of our named executive officers. We do have in place, however, change in control agreements with each of our named executive officers (see discussion below).

Severance and Other Termination Benefits

The committee recognizes the possibility that, as with all publicly traded entities, a change in control of Pope Resources or its Managing General Partner may occur and that the uncertainty created by this potential event could result in the loss or distraction of executives, with a resulting detriment to unitholders. To that end, Pope Resources has entered into change in control agreements with Messrs. Nunes and Ringo that are intended to align executive and unitholder interests by enabling these executives to promote the Partnership’s interests in connection with strategic transactions that may be in the best interests of unitholders without undue concern for personal circumstances.

The Partnership’s severance programs are based on a “double trigger” mechanism, which means that upon the involuntary termination of either executive’s employment (other than “for cause,” and including resignation for certain specified reasons) within eighteen months after a change in control event occurs, the following benefits would be provided:

●	cash payments equal to two times the executive’s base salary, plus the executive’s target bonus for the year in which the change in control occurred;

●
immediate vesting of all outstanding unit option awards consistent with the terms of the Pope Resources 2005 Equity Incentive Plan (and, to the extent applicable, all remaining unvested awards under the Partnership’s 1997 Unit Option Plan); and

●	continued coverage for the executive and dependents under Pope Resources’ health and welfare plan for up to 18 months after termination.

The following table summarizes the cash payments that would have been due Pope Resources’ executive officers if a change in control event had occurred on December 31, 2010.

Name	Two times base salary	Target bonus	Total cash payments
David L. Nunes, President & CEO	$636,540	$180,000	$816,540

Thomas M. Ringo, Vice President & CFO	$413,752	$80,000	$493,752

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

Officer Unit Ownership Guidelines

We do not have a formal unit ownership guideline for executive officers, but note that as of February 18, 2011 Mr. Nunes owns units of Pope Resources that had a value of 13.1 times his 2010 base salary. Similarly, Mr. Ringo owns Pope Resources units as of February 18, 2011 that had a value of 6.1 times his 2010 base salary. Of these owned unit positions, Mr. Nunes acquired 28% of his through open-market purchases, 53% through exercises of unit options, and another 19% through vesting of restricted units while Mr. Ringo acquired 12% of his through open-market purchases, 61% through exercises of unit options, and another 27% through vesting of restricted units. Messrs. Nunes and Ringo have an additional 14,400 and 6,175 unvested restricted units, respectively, that are not included in the ownership totals above. Mr. Nunes’ unvested restricted units had a value on February 18, 2011 of $648,000, or 2.0 times 2010 base salary. On February 18, 2011 Mr. Ringo’s unvested restricted units had a value of $278,000, or 1.3 times 2010 base salary. Combining both the fully owned and the unvested positions, the value of the year-end positions in our limited partner units for Messrs. Nunes and Ringo were 15.2 and 7.5 times their respective 2010 base salaries.

Summary Compensation Table

The following table sets forth information regarding compensation earned by our named executive officers for the years 2008 through 2010:

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Unit Awards ($) (2)	Non-equity Incentive Program Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)
David L. Nunes President and CEO	2010	318,270	-	219,120	166,800	20,080	724,270
	2009	318,270	87,500	197,600	-	18,550	621,920
	2008	316,725	113,758	188,811	-	34,750	654,044
Thomas M Ringo V.P.and CFO	2010	206,876	-	98,604	74,133	14,910	394,523
	2009	206,876	45,188	65,455	-	15,375	332,894
	2008	205,872	47,250	99,368	-	24,200	376,690

(1)	For 2008 and 2009, the amounts shown represent cash bonus payouts earned in the year indicated but paid in the subsequent year.

(2)
The amount for 2010 represents the market value on the date of grant of restricted units received in January 2011 as compensation under the PRU plan for 2010 performance. Expense will be recognized, however, over the four-year vesting period of this grant with 25% vesting each year. The amount for 2009 represents the market value on the date of grant of restricted units received in January 2010 as compensation for 2009 performance. Expense for the January 2010 grant will be recognized over the two-year vesting period with 50% vesting after one year and the balance upon the second anniversary of the grant. The amount for 2008 represents two grants – one in March 2009 and one in August 2008. The March 2009 grant represents compensation for 2008 performance. On the other hand, the August 2008 grant was based on the historical practice of awarding a set number of units per year with the number of units granted based on the executive’s management position. Units granted under these two awards are subject to a trading restriction until the units vest over four years with 50% vesting after three years and the remaining 50% vesting on the fourth anniversary of the grant date.

(3)	Represents awards earned in 2010 under the LTIP but paid out in January 2011 discussed in the Compensation Discussion and Analysis beginning on page 85.

(4)
Amounts represent matching contributions to the Partnership’s 401(k) plan made by the Partnership on behalf of the executive, and distributions received by the executive on unvested restricted Partnership units (the value of the restricted units is described under footnote (2) above and not repeated here.)

Grants of Plan Based Awards Table

The following table supplements the Summary Compensation Table and lists both annual and long-term incentive awards made during 2010 to each named executive officer.

			Estimated Future Payouts Under Non-Equity Incentive Program Awards (1)			Estimated Future Payouts Under Equity Incentive Program Awards
Name	Type of Award	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	All Other Unit Awards: Number of Shares of Unit or Units (#) (2)	All Other Options Awards: Number of Securities Underlying Options (#)	Closing Price on Grant Date ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
David L. Nunes President and CEO	LTIP Cycle 1	No grant date	-	180,000	360,000
	LTIP Cycle 2	No grant date	-	180,000	360,000
	LTIP Cycle 3	No grant date	-	180,000	360,000
	RU	January 12, 2010							8,000		24.70	197,600
Thomas M. Ringo V.P. and CFO	LTIP Cycle 1	No grant date	-	80,000	160,000
	LTIP Cycle 2	No grant date	-	80,000	160,000
	LTIP Cycle 3	No grant date	-	80,000	160,000
	RU	January 12, 2010							2,650		24.70	65,455

(1)
Reflects potential awards under the LTIP. The LTIP was implemented in 2010 with Cycle 1 corresponding to the performance period 2008 – 10, Cycle 2 to performance period 2009 – 11, and Cycle 3 to performance period 2010 – 12. Payouts for Cycle 1 are reflected in the Summary Compensation Table. If there are payouts for Cycles 2 and 3 they will occur in January 2012 and January 2013, respectively. A description of how the LTIP works is described above beginning on page 86.

(2)	Reflects the grant of time-based restricted units that will vest over a two-year period.

Unit Incentive Program

In 2005 the Board of Directors of Pope MGP, Inc. adopted the Pope Resources 2005 Unit Incentive Program (the Plan) and terminated future awards under the Partnership’s 1997 Unit Option Plan. The Plan is administered by the Human Resources Committee. The purpose of the change to the Plan was to allow the committee to award restricted units to employees and directors which the committee believes provides a better alignment of interest with current unitholders than the unit option grants under the 1997 plan.

Units Available for Issuance

There are 1,105,815 units authorized under the Plan. As of December 31, 2010 there were 1,005,044 authorized but not issued units in the Plan. The units issued or issuable under the Plan have been registered on a Form S-8 registration statement.

Term of Unit Options

The term of each option is ten years from the date of grant, unless the plan administrator establishes a shorter or longer period of time as evidence in the award agreement.

Vesting Schedule

Under the PRU plan, restricted units granted will vest ratably over four years, with 25% vested on the first anniversary of grant, the next 25% on the second anniversary of grant, and so on. Previous to implementation of the PRU plan, restricted unit grants historically had a four-year vesting period with 50% vesting after three years and the remaining 50% vesting after the fourth year. An exception to this was the January 2010 grant that had a two-year vesting period with 50% vesting after one year and the remaining 50% vesting after the second year. The shortening of the vesting period in the most recent grant reflected the fact that this incentive compensation element was viewed by the committee as part of the bonus award for 2009 performance, but paid in restricted units rather than cash. Given its association with the past, a foreshortened vesting period was deemed appropriate. Prior grants of restricted units were awarded primarily with a view toward future performance and retention of the executive’s services.

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

Outstanding Equity Awards At Fiscal Year-End; Option Exercise and Units Vested

The following table summarizes the outstanding equity award holdings held by our named executive officers as of December 31, 2010:

	Option Awards					Unit Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Units That Have Not Vested (#)	Market Value of Units That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
David L. Nunes President and CEO	-	-	- -			16,900	621,920	-	11,830
Thomas M. Ringo V.P. and CFO	-	-	-			7,300	268,640	-	5,110

The following table summarizes the number of units acquired and amounts realized by our named executive officers during the year ended December 31, 2010 on the exercise of unit options and vesting of restricted units.

	Option Awards		Unit Awards
Name	Number of Units Acquired on Exercise	Value Realized on Exercise	Number of Units Acquired on Vesting	Value Realized on Vesting
	(#)	($)	(#) (1)	($)
David L. Nunes President and CEO	41,000	$516,265	4,500	$111,870
Thomas M. Ringo V.P. and CFO	8,100	$172,652	2,500	$62,150

(1) Of the 2,500 units acquired upon vesting in 2010 by Mr. Ringo, he tendered back 738 of those units with a value of $18,311 to the Partnership in lieu of paying cash for payroll taxes due on the vesting. As such, Mr. Ringo retained a net position of 1,762 of these units. Mr. Nunes did not tender back any units in connection with his vesting and satisfied his payroll tax obligations with a cash payment to the Partnership.

Director Compensation

The following table sets forth a summary of the compensation we paid to our non-employee directors in 2010:

Name	Fees Earned or Paid in Cash ($)	Unit Awards ($) (1)	Option Awards ($) (2)	Non Equity Incentive Program Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation ($) (3)	Total ($)
John E. Conlin	36,250	39,990	-	-	-	2,063	51,258
Douglas E. Norberg	29,500	39,990	-	-	-	2,063	47,283
Peter T. Pope	26,500	39,990	-	-	-	2,063	44,283
J. Thurston Roach	39,500	39,990	-	-	-	2,063	54,283

(1)
Amounts represent the market value on the date of grant (May 25, 2010) of restricted units received during the year. These units are subject to a trading restriction until the units vest. These unit grants vest 50% on the third anniversary of the grant in May 2013 and the remaining 50% on the fourth anniversary of the grant date in May 2014. For each of Messrs. Norberg, Pope, and Roach a total of 375 restricted units granted during fiscal year 2006 vested and became eligible for trading on March 8, 2010 and an additional 375 restricted units granted during fiscal year 2007 vested and became eligible for trading on January 31, 2010.

(2)	No options were awarded in 2010.

(3)	Amounts represent distributions received on unvested restricted Partnership units and the value realized upon vesting of prior grants of restricted units.

Compensation of the outside directors of Pope MGP, Inc. consists of a monthly retainer of $1,500 plus a $1,000 per day fee for each board meeting attended and $500 for participation in a board meeting via telephone. The Chairman of the Audit Committee receives an additional annual retainer amount of $7,000 that is paid in a monthly pro rata fashion. The Chairman of the Human Resources Committee receives an additional annual retainer of $5,000, also paid pro rata on a monthly basis. Both the Chairman of the Audit and Human Resources Committees receive an additional $500 fee per committee meeting.

Report of the Human Resources Committee on Executive Compensation

The Human Resources Committee of the General Partner’s Board of Directors (the “Committee”) has reviewed and discussed the contents of this Compensation Discussion and Analysis, required by Item 402(b) of SEC Regulation S-K, with the Partnership’s management and, based on such review and discussions, recommended to the General Partner’s Board of Directors that it be included in this Form 10-K.

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

The committee is currently comprised of Douglas E. Norberg, Peter T. Pope, J. Thurston Roach, and John Conlin. Mr. Conlin served as Committee Chair during 2010. None of the members are officers or employees of the Partnership or the General Partner.

Conclusion

The HR Committee believes that for 2010 the compensation terms for Mr. Nunes and Mr. Ringo, as well as for our other management personnel, were clearly related to the realization of the goals and strategies established by the Partnership.

John E. Conlin, Chairman

Douglas E. Norberg

Peter T. Pope

J. Thurston Roach

Audit Committee Report on Financial Statements

The Audit Committee of the General Partner’s Board of Directors has furnished the report set forth in the following section entitled “Responsibilities and Composition of the Audit Committee” on the Partnership’s year-end financial statements and audit for fiscal year 2010.  The Audit Committee’s report is intended to identify the members of the Audit Committee and describe in general terms the responsibilities the Audit Committee assumes, the process it undertakes, and the matters it considers in reviewing the Partnership’s financial statements and monitoring the work of the Partnership’s external auditors.

Responsibilities and Composition of the Audit Committee

The Audit Committee is responsible for (1) hiring the Partnership’s independent registered public accounting firm and overseeing their performance of the audit functions assigned to them, (2) approving any non-audit services to be provided by the external auditors, and (3) approving all fees paid to the independent registered public accounting firm.  Additionally, the Audit Committee reviews the Partnership’s quarterly and year-end financial statements with management and the independent registered public accounting firm.  The Board of Directors has adopted an Audit Committee Charter included in Exhibit 3.12 to this Annual Report on form 10-K.

The Audit Committee is comprised of J. Thurston Roach, John E. Conlin, and Douglas E.  Norberg.  Mr. Roach serves as Audit Committee Chair.  All members of the Audit Committee are independent as defined under NASDAQ Rule 4200(a) (15), and all are financially literate.  Mr. Norberg is designated as a “financial expert” as defined under Section 10A (m) of the Securities Exchange Act of 1934 and NASDAQ Rule 4350(d).

During the year, the Audit Committee reviewed with the Partnership’s management and with its independent registered public accounting firm the scope and results of the Partnership’s internal and external audit activities and the effectiveness of the Partnership’s internal control over financial reporting.  The Audit Committee also reviewed current and emerging accounting and reporting requirements and practices affecting the Partnership.  The Audit Committee discussed certain matters with the Partnership’s independent registered public accounting firm and received certain disclosures from the independent registered public accounting firm regarding their independence.  All fees paid during the year to the Partnership’s external auditor were reviewed and pre-approved by the Audit Committee.  The Audit Committee has also made available to employees of the Partnership and its subsidiaries a confidential method of communicating financial or accounting concerns to the Audit Committee and periodically reminds the employees of the availability of this communication system to report those concerns.

Conclusion

Based on this review, the Audit Committee recommends to the Partnership’s Board of Directors that the Partnership’s audited financial statements be included in the Partnership’s report on Form 10-K.

J. Thurston Roach, Chairman
John E. Conlin
Douglas E. Norberg

Item 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITY HOLDER MATTERS

Principal Unitholders

As of February 18, 2011, the following persons were known or believed by the Partnership to be the beneficial owners of more than 5% of the outstanding Partnership units:

Name and Address of Beneficial Owner	Number of Units(1)		Percent of Class
Emily T. Andrews 600 Montgomery Street 35th Floor San Francisco, CA 94111	557,100	(2)	12.7

Peter T. Pope 1500 S.W. 1st Avenue Portland, OR 97201	310,762	(3)	7.1

James H. Dahl 501 Riverside Avenue, Suite 902 Jacksonville, FL 32202	232,291	(4)	5.3

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

(3)
Includes (a) 200,925 units held by a limited liability company controlled by Mr. Pope; (b) 38,392 units owned by Mr. Pope; (c) 8,820 units held in trust for one of his children; (d) 60,000 units held by Pope MGP, Inc. and Pope EGP, Inc., as to which he shares investment and voting power; and (f) 2,625 unvested restricted units.

(4)
Mr. Dahl filed a Schedule 13G on February 4, 2011 that declared he is the direct beneficial owner of 40,945 Partnership units and that he owns another 191,346 units through various trusts over which he retains sole voting and investment power.

Management

As of February 18, 2010, the beneficial ownership of the Partnership units of (1) the named executives (2) the directors of the Partnership's general partners, (3) the general partners of the Partnership, and (4) the Partnership's officers, directors and general partners as a group, was as follows.  **

Name	Position and Offices	Number of Units(1)		Percent of Class
David L. Nunes	Chief Executive Officer and President, Pope MGP, Inc. and the Partnership; Director, Pope MGP, Inc.	107,400	(2)	2.4

Thomas M. Ringo	Vice President and CFO, Pope MGP, Inc. and the Partnership	34,424	(3)	*

John E. Conlin	Director, Pope MGP, Inc.	18,645	(4)	*

Douglas E. Norberg	Director, Pope MGP, Inc.	63,508	(5)	1.4

Peter T. Pope	Director, Pope MGP, Inc. and Pope EGP, Inc.; President, Pope EGP, Inc.	310,762	(6)	7.1

J. Thurston Roach	Director, Pope MGP, Inc.	11,250	(7)	*

Pope EGP, Inc.	Equity General Partner of the Partnership	54,000		1.2

Pope MGP, Inc.	Managing General Partner of the Partnership	6,000		*

All general partners, directors and officers of general partners, and officers of the Partnership as a group (6 individuals and 2 entities)		545,989	(8)	12.4

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

(2)	Units shown for Mr. Nunes include 93,000 owned units and 14,400 of unvested restricted units.

(3)	Units shown for Mr. Ringo include 28,249 owned units and 6,175 unvested restricted units.

(4)	Includes 2,625 unvested restricted units issued to Mr. Conlin.

(5)	Includes 2,625 unvested restricted units issued to Mr. Norberg.

(6)
Includes (a) 200,925 units held by a limited liability company controlled by Mr. Pope; (b) 38,392 units owned by Mr. Pope; (c) 8,820 units held in trust for one of his children; (d) 60,000 units held by Pope MGP, Inc. and Pope EGP, Inc., as to which he shares investment and voting power; and (f) 2,625 unvested restricted units.

(7)	Includes 2,625 owned units, currently exercisable options to purchase 6,000 units issued to Mr. Roach, and 2,625 unvested restricted units.

(8)
For this computation, the 60,000 units held by Pope MGP, Inc. and Pope EGP, Inc. are excluded from units beneficially owned by Mr. Pope.  Mr. Pope and Emily T. Andrews, own all of the outstanding stock of Pope MGP, Inc. and Pope EGP, Inc.  Includes currently exercisable options to purchase 6,000 units and 31,075 unvested restricted units.

Equity Compensation Plan Information

The following table presents certain information with respect to the Partnership’s equity compensation plans and awards thereunder on December 31, 2010.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	47,874	$14.85	1,005,044

Equity compensation plans not approved by security holders	-	-	-
Total	47,874	$14.85	1,005,044

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

Allocation of Income.  The 1997 amendment to Pope Resources’ Limited Partnership Agreement contained a provision that allowed for profit sharing of the IPMB income between the Partnership’s wholly-owned subsidiary, ORM, Inc. and Pope MGP, Inc., the managing general partner of the Partnership.  No payments have been made pursuant to this agreement since 2007.  In 2010, the managing general partner terminated its profit sharing opportunity under this program.

General Partner Fee.  Pope MGP, Inc. receives an annual fee of $150,000, and reimbursement of administrative costs for its services as managing general partner of the Partnership, as stipulated in the Partnership Agreement.

ORM Timber Fund I, LP (“Fund I”).  Pope Resources, A Delaware Limited Partnership owns 19% and Olympic Resource Management LLC owns 1% and is the general partner of Fund I.  David L. Nunes and Thomas M. Ringo invested less than 1% of the capital in Fund I.  The majority of this commitment was paid in the fourth quarter of 2006 when Fund I acquired timberland.

Item 14.            PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes fees related to the Partnership’s principal accountants, KPMG LLP, during 2010 and 2009.

Description of services	2010	%	2009	%
Audit (1)	$319,500	80%	$325,000	79%

Audit related (2)	40,500	10%	40,000	10%

Tax (3):

Tax return preparation	9,200	3%	9,200	2%

General tax consultation	29,225	7%	35,000	9%

Total	$398,425	100%	$409,200	100%

(1) Fees represent the arranged fees for the years presented, including the annual audit of internal controls as mandated under Sarbanes-Oxley section 404, and out-of-pocket expenses reimbursed during the years presented.

(2) Fees represent the arranged fees for the years presented in connection with the audits of Olympic Resource Management LLC, ORM Timber Fund I LP, and ORM Timber Operating Company II, LLC.
(3) Fees paid for professional services in connection with tax consulting and tax return preparation.

Prior to hiring KPMG LLP to provide services to the Partnership, anticipated fees and a description of the services are presented to the Audit Committee.  The Audit Committee then either agrees to hire KPMG LLP to provide the services or directs management to find a different service provider.

PART IV

Item 15.            EXHIBITS, FINANCIAL STATEMENT SCHEDULE

Financial Statement Schedule

Environmental Remediation Liability
	Balances at the Beginning of the Period	Additions to Accrual	Expenditures for Remediation	Balances at the End of the Period
Year Ended December 31, 2008	1,994,000	-	440,000	1,554,000
Year Ended December 31, 2009	1,554,000	30,000	315,000	1,269,000
Year Ended December 31, 2010	1,269,000	875,000	211,000	1,933,000

Exhibits.

No.	Document

3.1	Certificate of Limited Partnership. (1)

3.2	Limited Partnership Agreement, dated as of November 7, 1985. (1)

3.3	Amendment to Limited Partnership Agreement dated December 16, 1986. (2)

3.4	Amendment to Limited Partnership Agreement dated March 14, 1997. (4)

3.5	Certificate of Incorporation of Pope MGP, Inc. (1)

3.6	Amendment to Certificate of Incorporation of Pope MGP, Inc. (3)

3.7	Bylaws of Pope MGP, Inc. (1)

3.8	Certificate of Incorporation of Pope EGP, Inc. (1)

3.9	Amendment to Certificate of Incorporation of Pope EGP, Inc. (3)

3.10	Bylaws of Pope EGP, Inc. (1)

3.11	Amendment to Limited Partnership Agreement dated October 30, 2007. (12)

3.12	Audit Committee Charter. (10)

4.1	Specimen Depositary Receipt of Registrant. (1)

4.2	Limited Partnership Agreement dated as of November 7, 1985, as amended December 16, 1986 and March 14, 1997 (see Exhibits 3.2, 3.3 and 3.4).
4.3	1997 Unit Option Plan Summary (5) and Pope Resources 2005 Unit Incentive Plan. (11)

9.1
Shareholders Agreement entered into by and among Pope MGP, Inc., Pope EGP, Inc., Peter T. Pope, Emily T. Andrews, P&T, present and future directors of Pope MGP, Inc. and the Partnership, dated as of November 7, 1985 included as Appendix C to the P&T Notice and Proxy Statement filed with the Securities and Exchange Commission on November 12, 1985, a copy of which was filed as Exhibit 28.1 to the Partnership’s registration on Form 10 identified in footnote (1) below.  (1)

10.1	Transfer and Indemnity Agreement between the Partnership and P&T dated as of December 5, 1985. (1)

10.2	Environmental Remediation Agreement. (7)

10.3	Timberland Deed of Trust and Security Agreement with Assignment of Rents between Pope Resources, Jefferson Title Company and John Hancock Mutual Life Insurance Company dated April 29, 1992. (6)

10.4
Amendment to Timberland Deed of Trust and Security Agreement with Assignment of Rents between Pope Resources, Jefferson Title Company and John Hancock Mutual Life Insurance Company dated May 13, 1992.  (6)

10.5
Second Amendment to Timberland Deed of Trust and Security Agreement with Assignment of Rents between Pope Resources, Jefferson Title Company and John Hancock Mutual Life Insurance Company, dated May 25 1993.  (6)

10.6
Third Amendment to Timberland Deed of Trust and Security Agreement with Assignment of Rents between Pope Resources, Jefferson Title Company and John Hancock Mutual Life Insurance Company dated December 19, 1995.  (6)

10.7
Fourth Amendment to Timberland Deed of Trust and Security Agreement with Assignment of Rents between Pope Resources, Jefferson Title Company and John Hancock Mutual Life Insurance Company dated December 20, 1999.  (6)

10.8
Amended and Restated Timberland Deed of Trust and Security Agreement with Assignment of Rents and Fixture Filing between Pope Resources and John Hancock Life Insurance Company dated March 29, 2001.  (6)

10.9	Promissory Note from Pope Resources to John Hancock Mutual Life Insurance Company dated April 29, 1992. (6)

10.10	Amendment to Promissory Note from Pope Resources to John Hancock Mutual Life Insurance Company dated May 25, 1993. (6)

10.11	Second Amendment to Promissory Note from Pope Resources to John Hancock Mutual Life Insurance Company, dated December 19, 1995. (6)

10.12	Third Amendment to Promissory Note from Pope Resources to John Hancock Mutual Life Insurance Company dated December 20, 1999. (6)

10.13	Fourth Amendment to Promissory Note from Pope Resources to John Hancock Mutual Life Insurance Company dated March 29, 2001. (6)

10.14	Note Purchase Agreement between Pope Resources, John Hancock Life Insurance Company and John Hancock Variable Life Insurance Company, dated March 29, 2001. (6)

10.15	Class A Fixed Rate Senior Secured Note from Pope Resources to John Hancock Life Insurance Company dated March 29, 2001, in the principal amount of $23,500,000. (6)

10.16	Class A Fixed Rate Senior Secured Note from Pope Resources to John Hancock Life Insurance Company dated March 29, 2001 in the principal amount of $4,500,000. (6)

10.17	Class A Fixed Rate Senior Secured Note from Pope Resources to John Hancock Variable Life Insurance Company dated March 29, 2001, in the principal amount of $2,000,000. (6)

10.18
Timberland Deed of Trust and Security Agreement With Assignment of Rents and Fixture Filing between Pope Resources, Jefferson Title Company and John Hancock Life Insurance Company, dated March 29, 2001.  (6)

10.19	Purchase and sale agreement with Costco Wholesale Corp dated December 22, 2003. (8)

10.20	Form of Change of control agreement. (10)

10.21	Purchase and sales agreement for Quilcene Timberlands dated September 28, 2004. (9)

10.22	Long term management agreement with Cascade Timberlands LLC dated December 31, 2004. (9)

10.23	First amendment to Note purchase agreement with John Hancock Life Insurance Company. (10)

10.24	Second amendment to Note purchase agreement with John Hancock Life Insurance Company. (10)

10.25	Third amendment to Note purchase agreement with John Hancock Life Insurance Company. (10)

10.26	Fourth amendment to Note purchase agreement with John Hancock Life Insurance Company. (10)

10.27	Master Loan Agreement between Pope Resources and Northwest Farm Credit Services, PCA dated July 31, 2008. (15)

10.28	Revolving Operating Note from Pope Resources to Northwest Farm Credit Services, PCA dated July 31, 2008. (15)

10.29	Master Loan Agreement between Pope Resources and Northwest Farm Credit Services, PCA dated September 25, 2009. (16)

10.30	Term Note from Pope Resources to Northwest Farm Credit Services, PCA dated September 25, 2009. (16)

10.31	First amendment to revolving operating note with Northwest Farm Credit Services, PCA dated September 25, 2009. (16)

10.32	Mortgage to Northwest Farm Credit Services, PCA, dated September 25, 2009. (16)

10.33	First Amended and Restated Master Loan Agreement between Pope Resources and Northwest Farm Credit Services, FLCA dated June 10, 2010.

10.34	Amendment No. 1 to First Amended and Restated Master Loan Agreement between Pope Resources and Northwest Farm Credit Services, FLCA dated August 6, 2010.

10.35	First Amended and Restated Term Note from Pope Resources to Northwest Farm Credit Services, FLCA dated June 10, 2010

10.36	Term Note from Pope Resources to Northwest Farm Credit Services, FLCA dated June 10, 2010.

10.37	First Amended and Restated Master Loan Agreement between Pope Resources and Northwest Farm Credit Services, PCA dated June 10, 2010.

10.38	Amendment No. 1 to First Amended and Restated Master Loan Agreement between Pope Resources and Northwest Farm Credit Services, PCA dated August 6, 2010.

10.39	Revolving Operating Note from Pope Resources to Northwest Farm Credit Services, PCA dated June 10, 2010.

10.40	Amendment No. 1 to Revolving Operating Note from Pope Resources to Northwest Farm Credit Services, PCA dated June 15, 2010.

10.41	Mortgage, Financing statement and Fixture Filing executed by Pope Resources in favor of Northwest Farm Credit Services, FLCA dated June 10, 2010.

10.42	Mortgage, Financing statement and Fixture Filing executed by Pope Resources in favor of Northwest Farm Credit Services, PCA dated June 10, 2010.

10.43	Loan Agreement between ORM Timber Operating Company II, LLC and Metropolitan Life Insurance Company dated September 1, 2010.

10.44	First Amendment to Loan Agreement between ORM Timber Operating Company II, LLC and Metropolitan Life Insurance Company dated February 7, 2011.

10.45	Promissory Note from ORM Timber Operating Company II, LLC to Metropolitan Life Insurance Company dated September 1, 2010.

10.46	Guaranty by ORM Timber Fund II, Inc. in favor of Metropolitan Life Insurance Company dated September 1, 2010.

10.47	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing between ORM Timber Operating Company II, LLC and Metropolitan Life Insurance Company dated September 1, 2010.

10.48	Trust Deed, Security Agreement, Assignment of Leases and Rents and Fixture Filing between ORM Timber Operating Company II, LLC and Metropolitan Life Insurance Company dated September 1, 2010.

10.49	Incentive Compensation Program Summary – revised February 2011.

18.1	Letter from Independent Registered Public Accounting Firm related to change in accounting principle. (16)

21.1	Significant Subsidiaries.

23.1	Consent of Registered Independent Public Accounting Firm. (13)

31.1	Certificate of Chief Executive Officer. (13)

31.2	Certificate of Chief Financial Officer. (13)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (13)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (13)

99.1	Press Release of the Registrant dated February 14, 2010 (14)

(1)	Incorporated by reference from the Partnership’s registration on Form 10 filed under File No. 1-9035 and declared effective on December 5, 1985.

(2)	Incorporated by reference from the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 1987.

(3)	Incorporated by reference from the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 1988.

(4)	Incorporated by reference from the Partnership’s Proxy Statement filed on February 14, 1997.

(5)	Incorporated by reference to the Company’s Form S-8 Registration Statement (SEC file number 333-46091) filed with the Commission on February 11, 1998.

(6)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2001.

(7)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2002.

(8)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2003.

(9)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2004.

(10)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2005.

(11)	Filed with Form S-8 on September 9, 2005.

(12)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2007.

(13)	Filed with this annual report for the fiscal year ended December 31, 2009.

(14)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on February 12, 2010.

(15)	Incorporated by reference to the Current Report on Form 10-Q filed by the Registrant on August 6, 2008.

(16)	Incorporated by reference to the Current Report on Form 10-Q filed by the Registrant November 5, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POPE RESOURCES, A Delaware
Limited Partnership

By POPE MGP, INC.
Managing General Partner

Date: March 9, 2011	By /s/ David L. Nunes
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the date indicated.

Date: March 9, 2011	By /s/ David L. Nunes
David L. Nunes,
President and Chief Executive Officer (principal executive officer), Partnership and Pope MGP, Inc.; Director, Pope MGP, Inc.

Date: March 9, 2011	By /s/ Thomas M. Ringo
Thomas M. Ringo
Vice President & CFO (principal financial and accounting officer), Partnership and Pope MGP, Inc.

Date: March 9, 2011	By /s/ John E. Conlin
John E. Conlin
Director, Pope MGP, Inc.

Date: March 9, 2011	By /s/ Douglas E. Norberg
Douglas E. Norberg
Director, Pope MGP, Inc.

Date: March 9, 2011	By /s/ Peter T. Pope
Peter T. Pope
Director, Pope MGP, Inc.

Date: March 9, 2011	By /s/ J. Thurston Roach
J. Thurston Roach
Director, Pope MGP, Inc.