Form 10-Q
period 2011-03-31
POPE RESOURCES LTD PARTNERSHIP
filed 2011-05-09
CIK 784011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)
Large Accelerated Filer ☐	Accelerated Filer ☒	Non-accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)Yes ☐No ☒

Partnership units outstanding at May 6, 2011: 4,388,094

Pope Resources
Index to Form 10-Q Filing
For the Quarter Ended March 31, 2011

P A R T I – FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
Pope Resources, a Delaware Limited Partnership
March 31, 2011 and December 31, 2010
(Thousands)
	2011	2010
ASSETS
Current assets
Pope cash and cash equivalents	$114	$237
ORM Timber Funds cash and cash equivalents	1,753	2,186
Cash and cash equivalents	1,867	2,423
Accounts receivable, net	1,684	543
Land held for sale	3	3
Current portion of contracts receivable	18	219
Prepaid expenses and other	770	805
Total current assets	4,342	3,993
Properties and equipment, at cost
Timber and roads, net of accumulated depletion
of $63,374 and $60,044	161,873	164,961
Timberland	34,140	33,980
Land held for development	27,988	27,737
Buildings and equipment, net of accumulated
depreciation of $7,835 and $7,739	3,889	3,854
Total properties and equipment, at cost	227,890	230,532
Other assets
Contracts receivable, net of current portion	555	652
Other	648	660
Total other assets	1,203	1,312
Total assets	$233,435	$235,837
LIABILITIES AND PARTNERS' CAPITAL
Current liabilities
Accounts payable	$1,951	$868
Accrued liabilities	2,318	2,656
Current portion of environmental remediation	382	397
Current portion of long-term debt	31	30
Deferred revenue	685	674
Other current liabilities	227	191
Total current liabilities	5,594	4,816
Long-term liabilities
Long-term debt, net of current portion	46,140	50,468
Environmental remediation, net of current portion	1,536	1,536
Other long-term liabilities	185	210
Partners' capital and noncontrolling interests
General partners' capital (units issued and outstanding 60 and 60)	1,027	992
Limited partners' capital (units issued and outstanding 4,268 and 4,203)	73,074	69,998
Noncontrolling interests	105,879	107,817
Total partners' capital and noncontrolling interests	179,980	178,807
Total liabilities, partners' capital, and noncontrolling interests	$233,435	$235,837

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Pope Resources, a Delaware Limited Partnership
For the Three Months Ended March 31, 2011 and 2010
(Thousands, except per unit data)

	2011	2010

Revenue	$17,674	$5,966
Cost of timber and land sold	(8,856)	(2,606)
Operating expenses	(2,978)	(1,847)
General and administrative expenses	(1,078)	(941)
Income from operations	4,762	572

Other income (expense)
Interest expense	(574)	(541)
Capitalized interest	98	240
Interest income	12	34
Realized gain on student loan auction rate securities	-	11
Total other expense	(464)	(256)

Income before income taxes	4,298	316
Income tax expense	(56)	(12)
Net income	4,242	304

Net (income) loss attributable to noncontrolling interests
ORM Timber Funds	(562)	147
Net income attributable to unitholders	$3,680	$451

Allocable to general partners	$51	$6
Allocable to limited partners	3,629	445
	$3,680	$451

Earnings per unit attributable to unitholders
Basic	$0.82	$0.10
Diluted	$0.82	$0.10

Weighted average units outstanding
Basic	4,306	4,530
Diluted	4,309	4,586

Distributions per unit	$0.25	$0.10

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)

Pope Resources, a Delaware Limited Partnership
Three Months Ended March 31, 2011 and 2010
(Thousands)
	2011	2010
Net income	$4,242	$304
Adjustments to reconcile net income to net cash provided by operating activities
Depletion	3,292	724
Equity-based compensation	227	161
Depreciation and amortization	173	154
Realized gain on student loan auction rate securities	-	(11)
Cost of land sold	-	67
Capitalized development activities	(252)	(320)
Increase in cash from changes in operating accounts
Deferred revenue	11	168
Accounts receivable	(1,161)	(386)
Contracts receivable	298	13
Prepaid expenses and other current assets	35	153
Accounts payable and accrued liabilities	745	(91)
Other current liabilities	36	18
Environmental remediation	(15)	(84)
Other long-term liabilities	(25)	(25)
Other, net	1	1
Net cash provided by operating activities	7,607	846

Cash flows from investing activities
Redemption of investments	-	1,497
Reforestation and roads	(243)	(132)
Other capital expenditures	(158)	(137)
ORM Timber Fund II, Inc. land acquisition	(140)	-
Net cash provided by (used in) investing activities	(541)	1,228

Cash flows from financing activities
Repayment of line of credit, net	(4,320)	-
Repayment of long-term debt	(7)	(757)
Proceeds from option exercises, net	525	72
Payroll taxes paid upon restricted unit vesting	(226)	-
Cash distributions to unitholders	(1,094)	(460)
Cash distributions - ORM Timber Funds	(2,500)	-
Preferred stock issuance- ORM Timber Fund II, Inc.	-	125
Net cash used in financing activities	(7,622)	(1,020)

Net increase (decrease) in cash and cash equivalents	(556)	1,054
Cash and cash equivalents at beginning of period	2,423	7,180
Cash and cash equivalents at the end of the three-month period	$1,867	$8,234

See accompanying notes to condensed consolidated financial statements.

POPE RESOURCES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2011

1.
The condensed consolidated financial statements as of March 31, 2011 and December 31, 2010 and for the three-month periods (quarters) ended March 31, 2011 and 2010 have been prepared by Pope Resources, A Delaware Limited Partnership (the “Partnership”) pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The condensed consolidated financial statements are unaudited, but, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2010, is derived from the Partnership’s audited consolidated financial statements and notes thereto for the year ended December 31, 2010, and should be read in conjunction with such financial statements and notes. The results of operations for the interim periods are not indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2011.

2.
The financial statements in the Partnership's 2010 annual report on Form 10-K include a summary of significant accounting policies of the Partnership and should be read in conjunction with this Quarterly Report on Form 10-Q.

3.
Basic net earnings per unit are based on the weighted average number of units outstanding during the period. Diluted net earnings per unit are calculated by dividing net income attributable to unitholders, adjusted for non-forfeitable distributions paid out to unvested restricted unitholders and Fund II preferred shareholders, by the weighted average units outstanding during the year plus additional units that would have been outstanding assuming the exercise of in-the-money unit equivalents using the treasury stock method.

The table below displays how we arrived at options used to calculate dilutive unit equivalents and subsequent treatment of dilutive unit equivalents based on net income for the period:

	Quarter Ended
	March 31,
(Thousands)	2011	2010
Average per unit trading price	$41.70	$25.91
Total options outstanding at end of period	7	153
Less: options with strike price above average trading price (out-of-the-money)	-	(2)
Options used in calculation of dilutive unit equivalents	7	151

Net income attributable to Pope Resources’ unitholders	$3,680	$451

Dilutive unit equivalents used to calculate dilutive EPS	3	56

The following table shows how we arrived at basic and diluted income per unit:

	Quarter Ended
	March 31,
(Thousands)	2011	2010
Net income attributable to Pope Resources' unitholders	$3,680	$451
Less:
Net income attributable to unvested restricted unitholders	(142)	(6)
Dividends paid to Fund II preferred shareholders	(4)	(4)
Net income for calculation of EPS	$3,534	$441

Weighted average units outstanding (in thousands):
Basic	4,306	4,530
Dilutive effect of unit equivalents	3	56
Diluted	4,309	4,586

Earnings per unit: Basic	$0.82	$0.10
Earnings per unit: Diluted	$0.82	$0.10

Options to purchase 6,500 units at prices ranging from $10.75 to $17.40 were outstanding at March 31, 2011. There were no out-of-the money options to exclude from the calculation of dilutive unit equivalents for the quarter ended March 31, 2011.  Options to purchase 152,553 units at prices ranging from $9.30 to $37.73 per unit were outstanding as of March 31, 2010.  As of March 31, 2010, 2,096 options at prices ranging from $25.50 to $37.73 were excluded from the calculation of dilutive unit equivalents as they were out-of-the-money and, as such, anti-dilutive.

4.
In 2005, we adopted the 2005 Unit Incentive Plan. Following adoption of this plan the Human Resources Committee of the Board of Directors began issuing restricted units instead of unit options as its primary method of granting equity-based compensation. However, the plan also permits the issuance of unit options, unit appreciation rights and other equity compensation at the discretion of the Human Resources Committee.  We adopted a new incentive compensation program in 2010 with two components – the Performance Restricted Unit (“PRU”) plan and the Long-Term Incentive Plan (“LTIP”).  Compensation expense relating to the PRU will be recognized over the four-year future service period.  The Partnership granted 20,500 restricted units pursuant to this new program in January 2011.  These restricted units vest over four years with the grant date fair value equal to the market price on the date of grant. We recognized $107,000 of equity compensation expense related to this program in the first quarter of 2011 which includes accelerated expense related to retirement-eligible employees.  Total equity-based compensation recognized in the first quarter of 2011 and 2010 was $227,000 and $161,000, respectively.

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

Restricted Units As of March 31, 2011, total compensation expense not yet recognized related to non-vested restricted unit awards was $1.0 million with a weighted average 30 months remaining to vest.

Restricted units	March 31, 2011
Number outstanding	53,223
Aggregate value	$2,488,000

Unit Options
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

Options Outstanding and Exercisable	March 31, 2011
Number outstanding	6,500
Weighted average exercise price	$15.76
Aggregate intrinsic value	$201,000
Weighted average remaining contractual term (yrs)	2.37

5.
Supplemental disclosure of cash flow information: interest paid, net of amounts capitalized, totaled $430,000 and $299,000 for the three months ended March 31, 2011 and 2010, respectively.   Income taxes paid in the first three months of 2011 was $29,000 compared to $5,000 of income taxes paid in the first three months of 2010.

6.	The fair values of cash and cash equivalents held at March 31, 2011 and December 31, 2010 were as follows (in thousands):

	March 31, 2011
		Gross
	Amortized	Unrealized	Estimated
	Cost	Loss	Fair Value
Cash and cash equivalents	$1,867	$-	$1,867

	December 31, 2010
		Gross
	Amortized	Unrealized	Estimated
	Cost	Loss	Fair Value
Cash and cash equivalents	$2,423	$-	$2,423

Pursuant to accounting guidance, cash and cash equivalents for the period presented are considered a Level 1 fair value measurement.

7.	Total comprehensive income for the three-month periods ended March 31, 2011 and 2010 is $4.2 million and $304,000, respectively, which is solely net income for the periods presented.

8.
The Partnership has two general partners: Pope MGP, Inc. and Pope EGP, Inc. In total, these two entities own 60,000 partnership units. The allocation of distributions and loss between the general and limited partners is pro rata across all units outstanding.

9.
In the presentation of the Partnership’s revenue and operating income (loss) by segment all intersegment revenue and expense is eliminated to determine externally reported operating income (loss) by business segment. The tables that follow reconcile internally reported income (loss) from operations to externally reported income (loss) from operations by business segment, for the quarters ended March 31, 2011 and 2010:

	Fee Timber			Timberland
Three Months Ended	Pope Resources	Timber	Total	Management &	Real
March 31, (Thousands)	Timber	Funds	Fee Timber	Consulting	Estate	Other	Consolidated
2011
Revenue internal	$11,440	$6,136	$17,576	$567	$227	$-	$18,370
Eliminations	(117)	-	(117)	(567)	(12)	-	(696)
Revenue external	11,323	6,136	17,459	-	215	-	17,674

Cost of timber and land sold	(4,508)	(4,348)	(8,856)	-	-	-	(8,856)

Operating, general and
administrative expenses internal	(1,168)	(890)	(2,058)	(544)	(1,072)	(1,078)	(4,752)
Eliminations	15	567	582	114	-	-	696
Operating, general and
administrative expenses external	(1,153)	(323)	(1,476)	(430)	(1,072)	(1,078)	(4,056)

Income (loss) from operations
internal	5,764	898	6,662	23	(845)	(1,078)	4,762
Eliminations	(102)	567	465	(453)	(12)	-	-
Income (loss) from operations
external	$5,662	$1,465	$7,127	$(430)	$(857)	$(1,078)	$4,762

2010
Revenue internal	$5,503	$278	$5,781	$253	$216	$-	$6,250
Eliminations	(19)	-	(19)	(253)	(12)	-	(284)
Revenue external	5,484	278	5,762	-	204	-	5,966

Cost of timber and land sold	(2,529)	(76)	(2,605)	-	(1)	-	(2,606)

Operating, general and
administrative expenses internal	(761)	(384)	(1,145)	(257)	(729)	(941)	(3,072)
Eliminations	15	253	268	16	-	-	284
Operating, general and
administrative expenses external	(746)	(131)	(877)	(241)	(729)	(941)	(2,788)

Income (loss) from operations
internal	2,213	(182)	2,031	(4)	(514)	(941)	572
Eliminations	(4)	253	249	(237)	(12)	-	-
Income (loss) from operations
external	$2,209	$71	$2,280	$(241)	$(526)	$(941)	$572

10.
The Partnership's long-term debt is not actively traded and, as such, fair values were estimated using discounted cash flow analyses, based on the Partnership’s current estimated incremental borrowing rates for similar types of borrowing arrangements, which are considered level 3 inputs.  As of March 31, 2011 and December 31, 2010, consolidated fixed-rate debt outstanding had a fair value of approximately $42.5 million and $41.9 million, respectively:

During the first quarter of 2011, the Partnership repaid $4.3 million on the operating line of credit, reducing the outstanding borrowings from $9.6 million at December 31, 2010 to $5.3 million at March 31, 2011.  The outstanding borrowings are recorded within long-term debt because the line of credit does not mature until 2013 and predictability of cash flows in light of operating needs is not reliable enough to suggest a meaningful and accurate bifurcation of what portion of the line of credit can be paid down in the near term.

Accrued interest relating to all debt instruments was $498,000 at March 31, 2011, and is included in accrued liabilities.

11.
The Partnership has an accrual for estimated environmental remediation costs of $1.9 million as of March 31, 2011 and December 31, 2010.  The environmental remediation liability represents estimated payments to be made to monitor and remedy certain areas in and around the townsite and millsite at Port Gamble, Washington, and at Port Ludlow, Washington.

During the first quarter of 2011, the Baywide and Millsite Remedial Investigation (RI) and Feasibility Study (FS) reports related to Port Gamble were submitted for public comment.  Late in the current quarter, the tribal stakeholders were granted a 30-day extension to the comment period originally scheduled to be completed on March 30, 2011.  Extensions are a natural and anticipated part of the original process and timeline disclosure.  Following closure of the comment period, the Department of Ecology will respond to all public comments, including those presented by the tribal stakeholders.

The environmental remediation accrual contains costs estimated in connection with a second and separate remediation effort at Port Gamble as well as a third site within the resort community of Port Ludlow. We performed site investigations and partial remediation of those sites during the first quarter of 2011.  Additionally, during the first quarter of 2011 the Partnership recorded a charge of $267,000 relating to additional expenses incurred associated with the second and separate remediation effort at Port Gamble.

The environmental liability at March 31, 2011 is comprised of $382,000 that the Partnership expects to expend in the next 12 months and $1.5 million thereafter.  Statistical models have been used to estimate the liability and suggest a potential aggregate range of loss of $744,000 to $3.8 million.

12.
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

13.
In 2010, the Human Resources Committee adopted a new incentive compensation program to reward selected management employees who provide services to the Partnership that builds long-term unitholder value. The Committee believes this new program offers enhanced transparency, simplified administration, and improved alignment with unitholders compared to the program it replaced.  The program has two components – the PRU plan and the LTIP. Both components have a long-term emphasis, with the PRU plan focused on annual decision making and performance, and the LTIP focused on 3-year performance of the Partnership’s publicly traded units relative to a group of peer companies. Compensation expense relating to the performance restricted units will be recognized over the four year future service period.  As of March 31, 2011, we had accrued $1.0 million, with $60,000 of that total attributable to the cash component of the PRU element and the balance of $976,000 attributable to the LTIP portion.  The incentive compensation amounts accrued as of March 31, 2011 include a charge of $221,000 recorded during the first quarter of 2011.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains a number of projections and statements about our expected financial condition, operating results, and business plans and objectives.  These statements reflect management’s estimates based upon our current goals, in light of management’s knowledge of existing circumstances and expectations about future developments.  Statements about expectations and future performance are “forward looking statements” which describe our goals, objectives and anticipated performance.  These statements are inherently uncertain, and some or all of these statements may not come to pass.  Accordingly, you should not interpret these statements as promises that we will perform at a given level or that we will take any or all of the actions we currently expect to take.  Our future actions, as well as our actual performance, will vary from our current expectations, and under various circumstances these variations may be material and adverse.  Some of the factors that may cause our actual operating results and financial condition to fall short of our expectations are set forth in the part of this report entitled “Risk Factors” in PART II, ITEM 1A below.  Some of the issues that may have an adverse and material impact on our business, operating results and financial condition include economic conditions that affect consumer demand for our products and the prices we receive for them; government regulation that affects our ability to access our timberlands and harvest logs from those lands; the implications of significant indirect sales to overseas customers, including currency translation, regulatory and tax matters; the effect of financial market conditions on our investment portfolio and related liquidity; environmental and land use regulations that limit our ability to harvest timber and develop property; access to debt financing by our customers as well as ourselves; and the impacts of climate change and natural disasters on our timberlands and on surrounding areas. From time to time we identify other risks and uncertainties in our other filings with the Securities and Exchange Commission.  The forward-looking statements in this report reflect our estimates as of the date of the report, and we cannot undertake to update these statements as our business operations and environment change.

This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included with this report.

EXECUTIVE OVERVIEW

Pope Resources, A Delaware Limited Partnership (“we” or the “Partnership”), is engaged in three primary businesses.  The first, and by far most significant segment in terms of owned assets and operations, is the Fee Timber segment.  This segment includes timberlands owned directly by the Partnership and operations of the Funds.   Operations in this segment consist of growing timber to be harvested as logs for sale to export brokers and domestic manufacturers.  The second most significant business in terms of total assets owned is the development and sale of real estate.  Real Estate activities primarily take the form of securing permits, entitlements, and, in some cases, installing infrastructure for raw land development and then realizing that land’s value by selling larger parcels to buyers who will take the land further up the value chain, either to home buyers or to operators and lessors of commercial property.  Since these land projects span multiple years, the Real Estate segment may incur losses for multiple years while a project is developed, and will not recognize operating income until that project is sold.  In addition, within this segment we sometimes negotiate and sell conservation easements (CE’s) on Fee Timber properties to preclude future development.  Our third business, which we refer to as Timberland Management & Consulting, or “TM&C,” is raising and investing capital from third parties for private equity timber funds, and thereafter managing the timberland owned by these funds.

Our current strategy for adding timberland acreage is centered on our private equity timber fund business model, which consists of raising investment capital from third-party investors and investing that capital, along with our own co-investment, into new timberland properties.  We have raised two timber funds that have a combined $150 million in assets under management.  Our 20% co-investment in the Funds, which totals $28 million, affords us a share of the Funds’ operating cash flows while allowing us to earn asset management and timberland management fees as well as incentive fees based upon the overall success of each fund.  Management also believes that this strategy allows us to maintain more sophisticated expertise in timberland acquisition, valuation, and management than could be cost-effectively maintained for the Partnership’s timberlands alone.  We believe our co-investment strategy also boosts our credibility with existing and prospective investors by demonstrating that we have both an operational, as well as, a financial commitment to the Funds’ successes.

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

Our revenues, net income and cash flows increased in the first quarter of 2011 over 2010 as demand for logs and lumber in China and Korea continued to surge in the first quarter of 2011, further driving up prices $123 per thousand board feet (MBF), or 28%, and $83/MBF, or 17%, from the first and fourth quarters of 2010, respectively.  We responded to the price increase by front-loading our 2011 harvest into the first quarter of the year to take advantage of favorable pricing.  This resulted in harvest of 30 million board feet (MMBF) in the first quarter of 2011 compared to 12 MMBF harvested in the same period in 2010 and 11 MMBF harvested in the fourth quarter of 2010.  Our operating posture for the remainder of 2011 will reflect the need to balance flexible harvest plans that are responsive to dynamic log markets with a projected tight supply of qualified logging contractors following three years of reduced harvest levels in the U.S. Pacific Northwest.  In addition, we are mindful of accumulated harvest deferrals across the region that have the potential to trigger a log price decline if metered into the market too abruptly, even if one assumes continuing strong demand from China.

We have a unit repurchase program which permits repurchases through December 2011.  Between December 2008 and December 2010, we repurchased roughly 125,000 units with a weighted average unit purchase price of $20.04 and we have an unutilized authorization for unit repurchases of $2.5 million.  On December 31, 2010, we repurchased 334,340 units from a single shareholder, outside the scope of the formal repurchase program, for $35.50 per unit (which excludes a $0.05 per unit commission paid on settlement).  The units represented 7.2% of the total units outstanding at that time and were retired.  We did not make any unit repurchases during the first quarter of 2011.

RESULTS OF OPERATIONS

The following table reconciles and compares key revenue and cost elements that impacted our net income for the quarter ended March 31, 2011 versus the first and fourth quarter of 2010. In addition to the table’s numerical analysis, the explanatory text that follows the table describes certain of these changes by business segment.

	Q1 2011 vs. Q1 2010	Q1 2011 vs. Q4 2010
	Total	Total

Net income attributable to Pope Resources' unitholders:
1st Quarter 2011	$3,680	$3,680
4th Quarter 2010		1,663
1st Quarter 2010	451
Variance	$3,229	$2,017

Detail of earnings variance:
Fee Timber
Log volumes (A)	8,256	9,252
Log price realizations (B)	$3,729	$2,516
Production costs	(3,668)	(3,620)
Depletion	(2,568)	(2,032)
Other Fee Timber	(902)	(678)
Timberland Management & Consulting
Other Timberland Mgmnt & Consulting	(189)	(85)
Real Estate
Land and conservation easement sales	-	(2,277)
Other Real Estate	(64)	69
Environmental remediation costs	(267)	40
General & administrative costs	(137)	256
Net interest expense	(197)	(124)
Other (taxes, noncontrolling int., investment gain)	(764)	(1,300)
Total variance	$3,229	$2,017

(A) Volume variance calculated by extending change in sales volume by the average log sales price for the comparison period.
(B) Price variance calculated by extending the change in average realized price by current period volume.

Fee Timber

Fee Timber results include operations from 114,000 acres of timberland owned by the Partnership and 61,000 acres of timberland owned by the Funds.  When we refer to the timberland owned by the Partnership, we describe them as the Partnership’s tree farms.  We refer to tree farms owned by the Funds as the Funds’ tree farms.  When referring to the Partnership’s and Funds’ tree farms together we will refer to them as the Combined tree farms.  Fee Timber revenue is earned primarily from the harvest and sale of logs from these timberlands which are located in western Washington and northwestern Oregon.  To a lesser extent, Fee Timber revenue also includes amounts realized from leasing cellular communication towers and selling gravel and other mineral resources from our timberlands. Revenue from the sale of timberland tracts will also appear occasionally in this segment’s results when such transactions occur. Our Fee Timber revenue is driven primarily by the volume of timber harvested which is generally expressed in thousand board feet (MBF) or million board feet (MMBF). Fee Timber expenses, which consist predominantly of harvest, hauling, and depletion costs, vary directly and roughly proportionately with harvest volume and the resulting revenues.  Revenue and costs related to harvest activities on timberland owned by the Funds are consolidated into this discussion of operations.

Planned Harvest for 2011.  We began 2011 with a plan to harvest incrementally more than the 53 MMBF we harvested in 2010.  As the first quarter progressed, we responded to an increase in demand and prices, primarily from export markets and secondarily from domestic markets, by accelerating planned harvests into the first quarter.  We expect 2011 harvest levels to be in the range of 70 to 80 MMBF, preserving our flexibility to respond appropriately depending on how log markets behave over the balance of the year.

When discussing our Fee Timber operations, we compare current results to both the previous quarter and the corresponding quarter of the prior year. These comparisons offer an understanding of trends in market price and patterns of harvest volumes that affect Fee Timber operating results. Revenue and operating income for the Fee Timber segment for the quarters ended March 31, 2011, March 31, 2010 and December 31, 2010 were as follows:

($ Million) Quarter Ended	Log Sale Revenue	Mineral, Cell Tower & Other Revenue	Total Fee Timber Revenue	Operating Income	Harvest Volume (MMBF)

Pope Resources Timber	$11.0	$0.3	$11.3	$5.7	19
Timber Funds	6.1	-	6.1	1.4	11
Total Fee Timber March 31, 2011	$17.1	$0.3	$17.4	$7.1	30

Pope Resources Timber	$3.4	$0.5	$3.9	$1.5	7
Timber Funds	2.0	-	2.0	0.2	4
Total Fee Timber December 31, 2010	$5.4	$0.5	$5.9	$1.7	11

Pope Resources Timber	$5.1	$0.4	$5.5	$2.2	12
Timber Funds	-	0.3	0.3	0.1	-
Total Fee Timber March 31, 2010	$5.1	$0.7	$5.8	$2.3	12

Comparing Q1 2011 to Q4 2010. Fee Timber revenue for the first quarter of 2011 increased threefold to $17.4 million from the fourth quarter of 2010 as a result of a 19 MMBF, or 174%, increase in volume harvested together with an $83/MBF, or 17%, increase in average log price realized. Demand for logs and lumber from the export markets that began in 2010 continued to surge into the first quarter of 2011, driving up both log and lumber prices.  We responded to this increased demand by front-loading much of our 2011 planned harvest to take advantage of these strong market conditions.  Operating income for the first quarter 2011 increased over fourfold to $7.1 million from the period ended December 31, 2010 in direct response to the significant increase in harvest, favorable log prices during the quarter, and stronger performance from the Funds’ timberlands.

Comparing Q1 2011 to Q1 2010. Fee Timber revenue and operating income for the first quarter of 2011 both increased by threefold over the comparable period in the prior year.  The increase in revenue and operating income is due to a 19 MMBF, or 162%, increase in harvest volume coupled with a $123/MBF, or 28%, increase in average log price realized.  Stronger log pricing in the first quarter of 2011 relative the comparable period in 2010 was driven by both strong export log markets and the indirect impact of strong export lumber demand by China, which kept pressure on domestic log prices.

ORM Timber Funds.  The Funds are consolidated into our financial statements, with 80% of the Funds owned by third parties reflected in our Statement of Operations under the caption “Net (income) loss attributable to noncontrolling interest-ORM Timber Funds.” The Funds generated $6.1 million of revenue in the first quarter of 2011 compared with revenue of $2.0 million in the fourth quarter of 2010 and $278,000 in the first quarter of 2010. Operating income for the Funds in the first quarter of 2011 was $1.4 million, an increase of $1.2 million and $1.3 million from the fourth and first quarters of 2010, respectively. First quarter 2011 revenue and operating income improvements are a result of an increase in harvest for the Funds to 12 MMBF from 4 MMBF in the fourth quarter of 2010 and no harvest in the first quarter of 2010. Similar to harvest from the Partnership’s tree farms, harvest from the Funds was accelerated to take advantage of favorable pricing from strong export and domestic log markets.

Log Volume

The Partnership harvested the following log volumes by species from its timberlands for the quarters ended March 31, 2011, December 31, 2010 and March 31, 2011:

Volume (in MBF)	Quarter Ended
Sawlogs	Mar-11	% Total	Dec-10	% Total	Mar-10	% Total
Douglas-fir	19,090	63%	4,417	40%	9,023	78%
Whitewood	6,476	21%	3,759	34%	487	4%
Cedar	519	2%	414	4%	146	1%
Hardwood	678	2%	359	3%	89	1%
Pulpwood
All Species	3,551	12%	2,130	19%	1,847	16%
Total	30,314	100%	11,079	100%	11,592	100%

Comparing Q1 2011 to Q4 2010. We increased harvest in the first quarter of 2011 by 174% over the fourth quarter of 2010 primarily to take advantage of first quarter 2011 price increases in the export log markets.  In concert with strong export log markets, export lumber volumes to China have increased significantly.  This allowed domestic sawmills, which were competing for the same logs as export customers, to increase log prices in order to compete for logs.  We opportunistically sold into both the export and domestic markets to achieve the highest net return on sawlogs by factoring in the proximity of harvest units to domestic mills and log export ports.  This market strength led us to front-load 2011 harvest in order to secure favorable log prices during the first quarter of 2011.

During the fourth quarter of 2010, Douglas-fir comprised 65% of the total harvest from the Partnership’s tree farms.  However, fourth quarter 2010 harvest of 4.2 MMBF from the Funds was in stand locations heavy to whitewood (71% of total Fund II harvest versus 2% Douglas-fir), bringing down the Douglas-fir component for Combined tree farms to 40% of the total harvest.  Similarly, in the first quarter of 2011, Douglas-fir harvest made up approximately 75% of the total volume harvested from the Partnership’s tree farms.  This compares to first quarter 2011 harvest from the Funds where Douglas-fir harvest was 28% of the total Fund volume harvested.  Blending these divergent species mixes served to bring down the total Douglas-fir harvest to 63% of the total Q1 2011 volume.   Conversely, whitewood harvest volumes declined to 21% of the total first quarter harvest volume from 34% of fourth quarter harvest volume. In the first quarter of 2011, 80% of whitewood harvested was sold to export markets, a 10% increase over whitewood exports of 70% in the fourth quarter of 2010. With log deliveries to sawmills curtailed due to continuing soft domestic lumber demand, the resulting shortage of sawmill residual chips produced greater demand for chips from whole logs, thus driving up pulpwood prices.  Notwithstanding this, pulpwood volumes declined to 12% of total first quarter 2011 harvest from 19% of total fourth quarter 2010 harvest because we shifted more of our harvest mix to stands with a heavier mix of sawlogs.

Comparing Q1 2011 to Q1 2010. Harvest volumes increased 162% in the first quarter of 2011 over the first quarter of 2010 to take advantage of price surges in the export log market. However, the shift in mix to include higher proportions of whitewood reflects the start-up of harvest in the Funds.  In the first quarter of 2010, we had no harvest from the Funds’ tree farms compared to 12 MMBF harvested in the first quarter of 2011.  In the first quarter of 2011, approximately 83% of the whitewood harvest came from the Funds’ tree farms, which served to increase the whitewood mix from 4% in 2010 to 21% in 2011.

Log Prices

Logs from the Combined tree farms serve a number of different domestic and export markets, with domestic mills historically representing our largest market segment. Throughout 2010 and the first quarter of 2011, the relative strength of the China export market has been a driving force for much of our log pricing.  In contrast to the Japan export market that has historically only diverted logs to Asia at the top end of the quality spectrum with a particular preference for Douglas-fir, the China market accepts a log quality that is comparable to that which typically goes to the domestic market as well as being more indifferent as to softwood species.    We realized the following log prices for the quarters ended March 31, 2011, December 31, 2010, and March 31, 2010:

			Quarter Ended
			Mar-11	Dec-10	Mar-10
Average price realizations (per MBF):
Sawlogs
	Douglas-fir		$602	$537	$467
	Whitewood		537	446	371
	Cedar		1,007	895	794
	Hardwood		499	513	499
Pulpwood
	All Species		361	340	300
Overall			564	481	441

		Change to March 2011
		Dec-10		Mar-10
		$/MBF	%	$/MBF	%
Sawlogs	Douglas-fir	$65	12%	$135	29%
	Whitewood	91	20%	166	45%
	Cedar	112	13%	213	27%
	Hardwood	(14)	-3%	-	-
Pulpwood	All Species	21	6%	61	20%
Overall		83	17%	123	28%

The overall log price realized in the first quarter of 2011 increased $83/MBF, or 17%, from the fourth quarter of 2010 on the strength of the export markets which also served to drive up prices paid in the domestic markets by increasing competition for logs and lumber intended for the same export markets.  Overall log prices increased $123/MBF, or 28%, from the first quarter of 2010 to the first quarter of 2011 for the same reasons.

 Douglas-fir: Douglas-fir is noted for its structural characteristics that make it generally preferable to other softwoods and hardwoods for the production of construction grade lumber and plywood. Demand and price for Douglas-fir sawlogs has historically been very dependent upon the level of new home construction in the U.S.  Douglas-fir log prices realized in 2011 reflect some softening of this direct link between Douglas-fir sawlog prices and domestic housing starts with a dramatic increase in demand from China for various species of sawlogs sourced from the Pacific Northwest.

The rally in pricing for Douglas-fir sawlogs began in early 2010 with a tightening of the domestic lumber supply chain, thus increasing demand for logs in response to declining inventories.  This increase in domestic demand coincided with an increase in export market demand from China, and to a lesser extent Korea.  Single-family home starts remained depressed during 2010 at levels below 500,000 starts, compared to approximately 1.7 million at its peak in 2005.  In the absence of strong export market demand, this collapse in U.S. housing starts would have resulted in a significant decline in log prices; however, there was continued strength in the export market to China which created competition for Douglas-fir sawlogs.  This competition resulted in a $65/MBF, or 12%, increase in Douglas-fir log prices for the current quarter compared to the fourth quarter of 2010. The realized price increase of $135/MBF, or 29%, was even more dramatic from the first quarter of 2010 to the first quarter of 2011 as the first quarter of 2010 was only the start of this surge in demand.

Whitewood: “Whitewood” is a term used to describe several softwood species, but for us primarily refers to western hemlock.  Though generally considered to be of a lower quality than Douglas-fir, these logs are also used for manufacturing lumber.  Historically, there has been a modest export market for whitewood logs, with most of this volume going to Korea.  This changed during 2010 and continued through the first quarter of 2011 as the China market stepped up its appetite for softwood logs.  To the extent we were able to access whitewood stands, we harvested this species preferentially to take advantage of its higher lift in price, relative to Douglas-fir, due to the export market.  This strategy benefitted the Funds’ tree farms more than the Partnership tree farms because they contain a higher proportion of whitewoods and the Partnership’s whitewood stands tend to be at higher elevations and not easily accessible during winter.  Whitewood prices increased in the first quarter of 2011 by $91/MBF, or 20%, over the fourth quarter of 2010 as a result of continued demand for whitewood in the export markets.  Whitewood prices increased $166/MBF, or 45%, in the first quarter of 2011 compared to the first quarter of 2010, primarily as a result of harvest from the Funds’ tree farms which had no harvest in the first quarter of 2010 and contained a heavier mix of higher valued export volume.

Cedar: Cedar is a minor component in most upland timber stands and is generally used for outdoor applications such as fencing, siding and decking. Although there is a link between demand for these products and housing starts, this link is not as strong as with most other softwood species. Cedar prices increased $112/MBF, or 13%, from Q4 2010 to Q1 2011, and increased $213/MBF, or 27% from Q1 2010 to Q1 2011 as a result of limited cedar supplies due to lower log production in the winter months.

Hardwood: “Hardwood” can refer to many different species, but on our tree farms primarily consists of red alder. The local mills that process red alder sawlogs are using the resource to manufacture lumber for use in furniture and cabinet construction. Hardwood prices dipped slightly by $14/MBF, or 3%, from the fourth quarter of 2010 to the first quarter of 2011, but remained flat compared with the first quarter of 2010.

Pulpwood: Pulpwood is a lower quality log of any species that is manufactured into wood chips. These chips are used primarily to make a full range of pulp and paper products from unbleached linerboard (used in paper bags and cardboard boxes) to fine paper and specialty products. The pulpwood market has enjoyed relative strength over the last couple of years as a direct result of sawmills taking significant downtime in response to the slowdown in housing starts.  Sawmills typically provide the bulk of the chips used by pulp manufacturers, so curtailed sawmill production helped to push up the price of pulpwood sold directly to pulp mills. For the quarter ended March 31, 2011, pulpwood prices were up $21/MBF, or 6%, over the fourth quarter of 2010 and $61/MBF, or 20%, over the same period in 2010.

Customers
The export market for logs in the Pacific Northwest has been migrating over the last couple of years from a market highly focused on Japan to a market that includes more volume to China and Korea.  During the first quarter of 2011, China eclipsed Japan as the largest export log destination from the Pacific Northwest.  The Japan market historically required a higher quality log relative to domestic U.S. market, and was willing to a pay a premium for such logs.  At that time, domestic U.S. sawmills and export customers in Japan had complementary segments of the market.  Due to the lower valued end-uses of products manufactured in China and Korea, including concrete forms and pallets, these markets tend to seek the full complement of domestic and export sorts, as well as a broader range of species such as whitewoods, from the Pacific Northwest.  The resultant lower average sawlog quality and more diverse species mix flowing to China and Korea has resulted in a narrowing of the export premium into these markets relative to the Japanese market, when compared to domestically processed logs.  Combined with a higher absolute demand for export logs, this new and broadened source of demand for sawlogs in the Pacific Northwest will continue to exert pricing pressure on domestic mills that have been competing with these offshore sources of demand for Pacific Northwest sawlogs.  These new outlets for lower quality logs have helped to diversify our customer mix away from domestic mills that are more heavily dependent on the U.S. housing market.  An outgrowth of growing export demand for logs is also increased competition for port “shelf-space” by export log brokers.  Obtaining and holding on to square footage on the dock and at the port has been a keen focus of these log brokers.  This dynamic played a meaningful role in lifting log prices paid by export brokers to bring product to the ports, and thereby maintaining currently leased dockside storage space.

The table below categorizes timber sold by customer type for the quarters ended March 31, 2011, December 31, 2010 and March 31, 2010:

Volume (in MBF)	Q1 2011			Q4 2010			Q1 2010
Destination	Volume	%	Price	Volume	%	Price	Volume	%	Price
Export brokers	16,404	54%	$615	5,332	48%	$517	3,569	31%	$481
Domestic mills	10,359	34%	558	3,617	33%	511	6,176	53%	459
Pulpwood	3,551	12%	361	2,130	19%	340	1,847	16%	300
Total	30,314	100%	$564	11,079	100%	$481	11,592	100%	$441

Comparing Q1 2011 to Q4 2010. Volume sold to the export market increased to 54% of total volume in Q1 2011 compared to 48% of total volume in Q4 2010, reflective of the demand for logs and lumber from the export market.  Prices paid by export brokers increased $98/MBF, or 19%, on increased demand from these export markets.  Volume sold to domestic mills remained consistent at 34% of total volume for Q1 2011 and 33% in Q4 2010; however prices paid by domestic mills increased $47/MBF, or 9%, to compete for logs that would otherwise be shipped in breakbulk form to markets in Asia. Pulpwood volumes declined to 12% of the total first quarter volume compared to 19% of the fourth quarter volume. However, pulpwood prices experienced a $21/MBF, or 6% lift, benefitting from the increase in pulp mill demand for whole log chips resulting from sawmill production curtailments.  The overall average realized log price increased $83/MBF, or 17%, in the first quarter of 2011 from the fourth quarter of 2010.

Comparing Q1 2011 to Q1 2010. Volume sold to export brokers as a percentage of total harvest increased to 54% in Q1 2011 from 31% for the comparable period in the prior year.  Volumes sold to domestic mills declined to 34% of total sales in the first quarter of 2011 compared to 53% of first quarter 2010’s total.  When comparing the first quarter of 2011 to the same period in 2010, increased log sales to the China and Korea export markets account for a notable shift in volume away from domestic mills to export brokers.  Prices paid by export brokers increased $134/MBF, or 28%, in the first quarter of 2011 versus the same period in 2010.  Prices paid by domestic mills rose $99/MBF, or 22%, during the same periods.  Notwithstanding the shift away from volumes sold to domestic mills, the mills increased prices paid to compete for logs with the Asia log markets.  Higher domestic log prices are also indicative of higher volumes of export lumber flowing to China.  Overall average log price increased $123/MBF, or 28%, in the first quarter of 2011 from the first quarter of 2010 in response to the surge in demand from the China and Korea export markets.

Cost of Sales

Cost of sales for the Fee Timber segment consists of harvest and haul costs and depletion expense. Harvest, haul, and depletion all vary directly with actual harvest volume.  Harvest costs will vary by terrain, with steeper slopes requiring more expensive cable systems with a high labor component, while more moderate slopes can be harvested with mechanized equipment and low labor costs.  Harvest and haul costs represent the direct cost incurred to convert trees into logs and deliver those logs to their point of sale.  Depletion expense represents the cost of acquiring or growing the harvested timber.  The applicable depletion rate is derived by dividing the aggregate cost of timber, together with capitalized road expenditures, by the estimated volume of merchantable timber available for harvest at the beginning of that year.  The depletion rate is applied to the volume harvested in a given period to calculate depletion expense for that period.  Readers should note that, because of the relatively recent acquisition dates, and thus relatively higher acquisition costs, of the Funds’ tree farms, the depletion rates associated with harvests from those assets is considerably higher than for harvests from the Partnership’s tree farms.

Fee Timber cost of sales for the quarters ended  March 31, 2011, December 31, 2010 and March 31, 2010,  respectively, is as follows, with the first table expressing these costs in total dollars and the second table expressing the costs on a per unit of production basis:

($ Million) Quarter Ended	Harvest, Haul and Other	Depletion	Total Cost of Sales	Harvest Volume (MMBF)
March 31, 2011	$5.6	$3.3	$8.9	30
December 31,2011	1.9	1.3	3.2	11
March 31, 2010	1.9	0.7	2.6	12

(amounts per MBF) Quarter Ended	Harvest, Haul and Other	Depletion	Total Cost of Sales
March 31, 2011	$185	$109	$294
December 31,2011	174	114	288
March 31, 2010	163	62	225

Comparing Q1 2011 to Q4 2010. Cost of sales increased by $5.7 million, or 178%, in the first quarter of 2011 relative to the fourth quarter of 2010.  The increase is due to an increase in harvest volume of 19 MMBF, or 174%, in response to favorable export markets, as discussed above.  Harvest, haul, and other costs increased $9/MBF during the first quarter of 2011 from the fourth quarter of 2010 as a result of an increase in harvest from units requiring more expensive cable logging methods, as well as a slight increase in timber taxes and fuel costs.  Depletion costs declined $5/MBF in the first quarter which reflects harvest from stands within the Funds’ tree farms with lower depletion rates than those stands harvested in the fourth quarter of 2010.

Comparing Q1 2011 to Q1 2010. Cost of sales increased $6.3 million, or 242%, in the first quarter of 2011 versus the comparable period in 2010 as a result of a 19 MMBF, or 162%, increase in harvest volume.  In addition, average harvest, haul, and other costs increased $22/MBF in the current quarter when compared to the same period in 2010 as a result of harvest from stands requiring more costly logging methods and longer haul distances.  Depletion increased $47/MBF in the first quarter of 2011 relative to the first quarter of 2010 due to harvest from the Funds’ tree farms that did not occur in 2010.

Depletion expense for the quarters ended March 31, 2011, December 31, 2010, and March 31, 2010 was calculated as follows:

	Quarter Ended March 31, 2011
	Partnership	Funds	Combined
Volume harvested (MBF)	18,796	11,518	30,314
Rate/MBF	$63	$184	$109
Depletion expense ($000's)	$1,175	$2,117	$3,292

	Quarter Ended December 31, 2010
	Partnership	Funds	Combined
Volume harvested (MBF)	6,805	4,274	11,079
Rate/MBF	$62	$195	$114
Depletion expense ($000's)	$425	$835	$1,260

Quarter Ended March 31, 2010
	Partnership
Volume harvested (MBF)	11,592
Rate/MBF	$62
Depletion expense ($000's)	$724

The Funds’ depletion expense in 2011 represents harvest from timberlands owned by the Funds and reflects a higher depletion rate than our combined pool of depletion costs for the Partnership tree farms.  The “Partnership” depletion consists primarily of historical timber cost that has been owned by the Partnership for many decades, as well as the Columbia tree farm property that was acquired in 2001.  As mentioned above, depletion for the Funds’ timber volume is derived from timber acquired more recently at a higher overall cost that carries, as such, a higher depletion rate.

Operating Expenses

Fee Timber operating expenses for the quarter ended March 31, 2011 were $1.5 million compared to $969,000 and $877,000 for the quarters ended December 31, 2010, and March 31, 2010, respectively.  Operating expenses include management, silviculture and the cost of both maintaining existing roads and building temporary roads required for harvest activities for the 114,000 acres owned by the Partnership and the 61,000 acres owned by the Funds. The increase in operating expense in the first quarter of 2011 over the first quarter of 2010 is due to an increase in road building and maintenance as a result of severe winter weather with particular emphasis on the prevention of siltation to nearby streams.  Roads are typically built one year in advance of harvest. However, it was necessary to build some roads concurrently with first quarter harvesting on a portion of the newly acquired Funds’ tree farms.

Timberland Management & Consulting

The Timberland Management & Consulting (TM&C) segment primarily develops timberland investment portfolios on behalf of the Funds.  As of March 31, 2011, the TM&C segment managed two private equity timber funds representing $150 million of assets under management.

Revenue and expense generated through the management of the Funds is accounted for within the TM&C segment but eliminated as a result of consolidation of the Funds into the Partnership’s financial statements.  The revenue generated from management of these Funds represents an expense to the Fee Timber segment which is also eliminated when the Funds are consolidated into the Partnership’s financial statements.  Each fund is owned 20% by the Partnership and, as a result, 80% of these management fees are paid by third-party investors.  We generated $567,000 and $253,000 of such management fee revenue in the quarters ended March 31, 2011 and 2010, respectively.  As part of the aforementioned consolidation, these fees were eliminated from revenue in TM&C and from operating expenses in Fee Timber.

Revenue and operating loss for the TM&C segment for the quarters ended March 31, 2011 and 2010 were as follows:

($ Thousand) Quarter Ended	Revenue	Operating loss
March 31, 2011	$-	$430
March 31, 2010	-	241

Comparing Q1 2011 to Q1 2010. TM&C had no revenue for the quarter ended March 31, 2011 after eliminating $567,000 of revenue earned from managing the funds.  This compares to no revenue for the same period in 2010 after eliminating $253,000 of fund management revenue.  The increase in revenue eliminated resulted from additional fees earned on the management of $58 million of timberland acquired by ORM Timber Fund II, Inc. at the end of the third quarter of 2010.  We managed 61,000 acres in two timber funds in the current quarter versus 36,000 acres in the prior year.

Operating losses generated by the TM&C segment for the quarters ended March 31, 2011 and 2010 totaled $430,000 and $241,000, respectively, after eliminating revenue earned from managing the funds.  The increase in operating losses is attributable to added costs related to higher harvest levels from the two funds, higher personnel related expenses from fund oversight, and organizational costs associated with the formation of a third timber fund.

Real Estate

The Partnership’s Real Estate segment consists primarily of revenue from the sale of land within its 2,800-acre portfolio, sales of conservation easements from the Partnership’s timberland portfolio, and residential and commercial property rents at the Port Gamble townsite.  The Partnership’s Real Estate holdings are located primarily in the Washington counties of Pierce, Kitsap, and Jefferson Counties.  Land sales include the sale of unimproved land which generally consists of larger acreage sales rather than single lot sales and are normally completed with very little capital investment prior to sale.  Rural residential lot sales generally require some capital improvements such as zoning, road building, or utility access improvements prior to completing the sale.  Commercial and residential plat land sales represent land sold after development rights have been obtained and are generally sold with certain infrastructure improvements.

Results from Real Estate operations are expected to vary significantly from year to year as we make multi-year investments in entitlements and infrastructure prior to selling entitled or developed land.  Revenue and operating loss for the Real Estate segment for each of the first quarter 2011 and first quarter of 2010 are as follows:

($ Thousand) Quarter Ended	Revenue	Operating loss
March 31, 2011	$215	$857
March 31, 2010	204	526

Real Estate revenue and gross margin detail for the quarters ended March 31, 2011 and 2010 is displayed in the table below:

($ Thousands)
For the three months ended:
Description	Revenue	Gross margin	Acres Sold
Rentals	$212	$212	NA
Other	3	3	NA
March 31, 2011 Total	$215	$215	NA

Rentals	$198	$198	NA
Other	6	5	NA
March 31, 2010 Total	$204	$203	NA

Comparing Q1 2011 to Q1 2010. In the absence of land sales, revenue in the first quarter of 2011 for the Real Estate segment consisted almost entirely of residential and commercial property rent which is consistent with the character of revenue generated during the first quarter of 2010.

Management intends to offer rural residential lots to the market as demand for raw land increases.  In normal markets we target 150 to 300 acres of rural residential lot sales annually.  The market for these types of land sales is expected to remain extremely weak in 2011 and, as a result, we will likely not meet this target in 2011.

Cost of Sales

Real Estate cost of sales for the quarters ended March 31, 2011 and 2010 were de minimis.

Operating Expenses

At $1.1 million, Real Estate operating expenses for the quarter ended March 31, 2011 increased 47% over the segment’s operating expenses for the same period in 2010 due to an increase in property taxes following the cessation of capitalizing interest, property taxes and insurance to several long-term development projects.  Capitalization of interest, property taxes and insurance to long-term development projects stops once the respective projects reach the point of substantial completion, which was the case for one commercial and two business park lots in Gig Harbor, or construction activity has been intentionally delayed, as was the case for a master planned community in Kingston.

Basis in Real Estate Projects

“Land Held for Development” on our Condensed Consolidated Balance Sheet represents the Partnership’s cost basis in land that has been identified as having greater value as development property rather than as timberland.  Our Real Estate segment personnel work with local officials to establish entitlements for further development of these parcels.  Costs clearly associated with development or construction of fully entitled projects are generally capitalized, whereas costs associated with projects that are in the entitlement phase are generally expensed.  Those properties that are either for sale, under contract, or the Partnership has an expectation they will sell within the next 12 months, are classified on our balance sheet as a current asset under “Land Held for Sale”.  The modest amount currently in Land Held for Sale was carried forward from the fourth quarter of 2010 and reflects our expectation of continued weakness in the real estate market over the next twelve months.

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

Environmental Remediation

The Partnership has an accrual for estimated environmental remediation costs of $1.9 million as of March 31, 2011 and December 31, 2010.  The environmental remediation liability represents estimated payments to be made to monitor and remedy certain areas in and around the townsite/millsite of Port Gamble, and at Port Ludlow, Washington.  The smaller of the two remediation projects in Port Gamble was completed in April of 2011 and required a first quarter charge of $267,000 above the estimate made at December 31, 2010 to clean up a recently discovered leaking underground storage tank site.

During the quarter, the Baywide and Millsite Remedial Investigation (RI) and Feasibility Study (FS) reports related to Port Gamble were submitted for public comment.  Late in the quarter, the tribal stakeholders were granted a 30-day extension to the comment period originally scheduled to be completed on March 30, 2011.  Extensions are a natural and anticipated part of the original process and timeline disclosure.  Following closure of the comment period, the Department of Ecology will respond to all public comments, including those presented by the tribal stakeholders.

The environmental remediation accrual contains costs estimated in connection with a second and separate remediation effort at Port Gamble as well as a third site within the resort community of Port Ludlow. We performed site investigations and remediation of those sites during the first quarter of 2011.

The environmental liability at March 31, 2011 is comprised of $382,000 that the Partnership expects to expend in the next 12 months and $1.5 million thereafter.  Statistical models have been used to estimate the liability and suggest a potential aggregate range of loss of $744,000 to $3.8 million.

Activity in the environmental remediation liability is detailed as follows:

	Balances at	Additions	Expenditures
	the Beginning	to	for	Balance at
($ Thousands)	of the Period	Accrual	Remediation	Period-end
Year ended December 31, 2010	$1,269	$875	$211	$1,933
Quarter ended March 31, 2011	1,933	267	282	1,918

General and Administrative (G&A)

G&A expenses for the quarters ended March 31, 2011 and 2010 were $1.1 million and $941,000, respectively. This increase in G&A expense in 2011 is due to development and adoption of a new incentive compensation plan.  We had no expenses recorded for incentive compensation and related payroll taxes in Q1 2010 versus $127,000 in Q1 2011.

Interest Income and Expense

Interest income for the quarter ended March 31, 2011 declined to $12,000 compared to $34,000 for the corresponding period of 2010. The decrease in interest income is due to lower cash balances and a decline in average interest rates earned on the portfolio.

Interest expense for the three-month periods ended March 31, 2011 and 2010 was $574,000 and $541,000, respectively. This increase results from additional interest expense of approximately $133,000 from the Fund II timberland mortgage and $47,000 from amounts borrowed on the operating line of credit offset in part by a lower cost of debt following the refinance of a nearly $20 million timberland mortgage in June of 2010. The Partnership’s debt consists primarily of mortgage debt with fixed interest rates. In April 2010, we paid off an $18.6 million mortgage, with a 7.63% fixed interest rate, one year ahead of its scheduled maturity. In June 2010, we entered into a new $20.0 million term loan agreement with three tranches of varying maturities and a weighted average interest rate of 5.26%.  At the end of the first quarter of 2011, we had reduced the amount borrowed on our operating line of credit to $5.3 million from $9.6 million at December 31, 2010.

For the quarter ended March 31, 2011, $98,000 of interest expense was capitalized, $92,000 of which was added to the long-term Gig Harbor residential development project.  A small amount was also capitalized to one other long-term project.  In the first quarter of 2010, we capitalized a combined $240,000 of interest expense to the Gig Harbor project and small amounts were also capitalized to two other long-term projects.

Income Tax

Pope Resources is a limited partnership and is therefore not subject to federal income tax. Taxable income/loss is instead reported to unitholders each year on a Form K-1 for inclusion in each unitholder’s tax return. Pope Resources does have corporate subsidiaries, however, that are subject to income tax liability.

The Partnership recorded tax expense of $56,000 for the quarter ended March 31, 2011.  For the first quarter of 2010, the Partnership recorded $12,000 of tax expense with both amounts attributable to earnings in the aforementioned corporate subsidiaries.

Noncontrolling interests-ORM Timber Funds

Noncontrolling interests-ORM Timber Funds represent that 80% portion of the Funds’ 2011 net income or loss which is attributable to third-party owners of the Funds.  Whereas in 2010 we added back 80% of the Funds’ loss for the period, in 2011 we deducted 80% of the Funds’ income. This shift reflects commencement of harvest activities and favorable log market dynamics in 2011 compared to no harvest from the Funds in the first quarter of 2010.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements other than immaterial operating leases.

Liquidity and Capital Resources

We ordinarily finance our business activities using funds from operations and, where appropriate in management’s assessment, commercial credit arrangements with banks or other financial institutions. Funds generated internally from operations and externally through financing are expected to provide the required resources for the Partnership's future capital expenditures for at least the next twelve months.

As of March 31, 2011 and December 31, 2010, the Partnership fixed-rate debt outstanding, excluding debt of the Funds, had a fair value of approximately $31.7 million and $30.8 million, respectively.

The Partnership’s debt agreements have covenants which are measured quarterly.  Among the covenants measured, is a requirement that the Partnership not exceed a maximum debt-to-total-capitalization ratio of 30%, with total capitalization calculated using fair market (vs. carrying) value of timberland, roads and timber.  The Partnership is comfortably in compliance with this covenant as of March 31, 2011 and expects to remain in compliance for at least the next twelve months.  As such, all long-term debt agreements are appropriately classified on the balance sheet.

On April 16, 2010 we used existing cash balances along with proceeds from our operating line of credit to retire an $18.6 million, 7.63% timberland mortgage due in April 2011 held by John Hancock Life Insurance Company.  In June 2010, we entered into a new $20.0 million term loan agreement with Northwest Farm Credit Services (NWFCS).  The new term loan is comprised of three tranches of varying maturities and weighted average interest rate of 5.26%.

In connection with the new term loan, we elected to extend the Partnership’s revolving line of credit with NWFCS from August 2011 to August 2013 and to reduce the maximum borrowing limit from $35 million to $20 million.  The line of credit had $5.3 million drawn as of March 31, 2011, down from $9.6 million at December 31, 2011. The interest rate under this credit facility uses LIBOR as a benchmark.  The spread above the benchmark rate is variable depending on the interest coverage ratio but ranges from 225 to 325 basis points.

Simultaneous with a timberland acquisition during the third quarter of 2010, Fund II closed on an $11 million timberland mortgage with MetLife Insurance Company.  The mortgage is a non-amortizing 10-year loan with an interest rate of 4.85%.  The agreement allows for, but does not require, annual principal payments of up to 10% without incurring a make-whole premium.

The $1.6 million variance in cash flow for the three-month periods ended March 31, 2011 versus March 31, 2010 is due primarily to the following:

	Q1 2011 vs Q1 2010 cash flow changes
	Quarter ending	Quarter ending
($ thousands)	March 31, 2011	March 31, 2010	Change
Cash provided by operations	$7,607	$846	$6,761
Investing activities			-
Redemption of investments	-	1,497	(1,497)
Capital expenditures and timberland acquisition	(541)	(269)	(272)
Cash provided by (used in) investing activities	(541)	1,228	(1,769)
Financing activities
Repayment of line of credit and long-term debt	(4,327)	(757)	(3,570)
Cash distributions to unitholders and fund investors	(3,594)	(460)	(3,134)
Cash from option exercises, net	525	72	453
Payroll taxes paid upon restricted unit vesting	(226)	-	(226)
Proceeds from Fund II preferred share issuance	-	125	(125)
Cash used in financing activities	(7,622)	(1,020)	(6,602)

Net increase (decrease) in cash and cash equivalents	$(556)	$1,054	$(1,610)

Cash provided by operating activities was $7.6 million for the three months ended March 31, 2011 versus $846,000 for the corresponding period in 2010. The increase in cash provided by operating activities primarily results from a 18.7 MMBF increase in timber volume harvested in the first three months of 2011 versus 2010.

Cash used in investing activities was $541,000 for the first three months of 2011 versus cash provided by investing activities of $1.2 million for the corresponding period in 2010. The increase in cash used in investing activities is primarily due to first quarter 2010 investment redemptions that did not have a counterpart in 2011.  The other primary category of cash used in investing activities is capital expenditures and these are detailed in the following table:

($ Thousands)
For the three months ended:
Capitalized interest:
Gig Harbor	$92
Tala Point	6
Total capitalized interest		98
Capitalized development expenditures:
Gig Harbor	98
Tala Point	5
Kitsap	38
Other sites	13
Capitalized development expenditures before capitalized interest		154
Total capitalized development expenditures		252
Reforestation and roads		243
Port Gamble capital improvements		28
Vehicles and miscellaneous		130
Total capital expenditures		$653

Cash used in financing activities increased to $7.6 million for the first three months of 2011 from $1.0 million for the comparable period in prior year. This increase is due primarily to the partial paydown of the operating line of credit and an increase in cash distributions to Partnership unitholders and Funds investors.

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

Real Estate. While Real Estate results are not expected to be seasonal, the nature of the activities in this segment will likely result in periodic large transactions that will have significant positive impacts on both revenue and operating income of the Partnership in periods in which these transactions close, and relatively limited revenue and income in other periods.  While the variability of these results is not primarily a function of seasonal weather patterns, we do expect to see some seasonal fluctuations in this segment because of the general effects of weather on Pacific Northwest development activities.

Capital Expenditures and Commitments

Projected capital expenditures for the full year 2011 will approximate $2.9 million, including capitalized interest.  Projected capital expenditures for the remainder of 2011 are $2.3 million, including capitalized interest, and are currently expected to include the following:

($ Thousands)
For the period beginning April 1, 2011 and ending December 31, 2011:
Capitalized interest:
Gig Harbor	$364
Tala Point	7
Total capitalized interest		371
Capitalized development expenditures:
Gig Harbor	501
Tala Point	53
Kitsap	35
Other sites	52
Capitalized development expenditures before capitalized interest		641
Total capitalized development expenditures		1,012
Reforestation and roads		978
Port Gamble capital improvements		133
Vehicles and miscellaneous		147
Total capital expenditures		$2,270

These expenditures could be higher or lower as a result of future economic conditions. Projected capital expenditures are subject to permitting timetables and progress toward closing on specific land sale transactions.

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

For a further discussion of our critical accounting policies and estimates see Accounting Matters in the Management Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Interest Rate Risk

As of March 31, 2011, the consolidated fixed-rate debt outstanding had a fair value of approximately $42.5 million based on the current interest rates for similar financial instruments. A change in the interest rate on fixed-rate debt will affect the fair value of the debt, whereas a change in the interest rate on variable-rate debt will affect interest expense and cash flows. A hypothetical 1% change in prevailing interest rates would change the fair value of the Partnership's fixed-rate long-term debt obligations by $2.8 million. We are not subject to material foreign currency risk, derivative risk, or similar uncertainties.

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

ITEM 1A. RISK FACTORS

Our business is subject to a number of risks and uncertainties, any one or more of which could impact our operating results and financial condition materially and adversely. Some of these risks are discussed in greater detail below, arranged according to business segment. In addition, we face a number of risks that affect our business generally. We compete against much larger companies in each of our business segments. These larger competitors may have access to larger amounts of capital and significantly greater economies of scale. Land ownership carries with it the risk of incurring liabilities due to accidents that take place on the land and previously undiscovered environmental contamination. The Partnership endeavors to maintain adequate accruals to reflect the cost of remediating known environmental contamination and other liabilities resulting from land ownership. However these estimates may prove to be inadequate as additional information is discovered. A more thorough discussion of these and other risks and uncertainties that may affect our business is contained in the Annual Report on Form 10-K for the fiscal year ended December 31, 2010, and from time to time in our various other filings with the Securities and Exchange Commission. Readers should review these risks in deciding whether to invest in Partnership units, and should recognize that those factors are not an exhaustive list of risks that could cause us to deviate from management’s plans or expectations. Readers also are cautioned that, in reviewing these risk factors, the factors contained in this report and in our other SEC filings are effective as of the date the filing was made, and we cannot undertake to update those disclosures.

Fee Timber

Fee Timber revenue is generated primarily through the sale of softwood logs to domestic mills and third-party intermediaries who resell them to the export market. The domestic market for logs in our operating area depends heavily on U.S. housing starts.  Recent economic events have dramatically slowed U.S. housing starts, which has reduced demand for lumber.  In addition, imported lumber from Canada and increasing market acceptance of engineered wood products have acted to hold down the price of lumber. To the extent the housing crisis continues or deepens the negative impacts on our operating results could continue.  Over the past decade, we have seen log prices erode in the Japanese market as competing logs and lumber from regions outside of the United States and engineered wood products have gradually gained market acceptance.  These export markets for Pacific Northwest logs are significantly affected by fluctuations in United States, Japanese and, increasingly, Chinese and Korean economies, as well as by the foreign currency exchange rate between these Asian currencies and the U.S. dollar, as well as ocean transportation costs.

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

Timberland Management & Consulting

Management is working to expand our fee-for-service business through the expansion of the timber fund business, which includes the primary source of revenue within our Timberland Management & Consulting segment. To date we have acquired timberlands on behalf of the Funds, including full deployment of Fund I and Fund II. Unlike other components of our business, which relate solely or primarily to real estate and timber operations, this line of business carries risks relating to the offer and sale of securities, and to the management of investment operations. Among other risks, this line of business includes potential liability to investors if we are determined to have made material misstatements or omissions to those investors, potential accusations that we have breached fiduciary duties to other limited partners, and similar types of investor action. Moreover, litigation of shareholder-related matters can be expensive and time consuming, and if brought, would likely distract management from their focus on ordinary operating activities.

Real Estate

Similar to our Fee Timber business, real estate markets are keenly sensitive to the diminished housing market and regulatory risks. In a contracted housing market, such as the one we are currently experiencing, the demand for real estate declines with a resultant drop in sales. The value of our real estate investments is subject to changes in the economic and regulatory environment, as well as various land-use regulations and development risks, including the ability to obtain the necessary permits and zoning variances that would allow us to maximize our revenue from our real estate investments. Our real estate investments are long-term in nature, which raises the risk that unforeseen changes in the economy or laws surrounding development activities may have an adverse affect on our investments. Moreover, these investments often are highly illiquid and thus may not generate cash flow if and when needed to support our other operations.

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

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2011.

POPE RESOURCES,
A Delaware Limited Partnership

By:	POPE MGP, Inc.
Managing General Partner

By: /s/ David L. Nunes
David L. Nunes
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Thomas M. Ringo
Thomas M. Ringo
Vice President and CFO
(Principal Accounting and Financial Officer)