Form 10-Q
period 2011-06-30
POPE RESOURCES LTD PARTNERSHIP
filed 2011-08-05
CIK 784011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

(X)	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐   No ☒

Partnership units outstanding at August 5, 2011: 4,388,094

Pope Resources
Index to Form 10-Q Filing
For the Quarter Ended June 30, 2011

PART I – FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
Pope Resources, a Delaware Limited Partnership
June 30, 2011 and December 31, 2010
(Thousands)
	2011	2010
ASSETS
Current assets
Partnership cash and cash equivalents	$193	$237
ORM Timber Funds cash and cash equivalents	2,291	2,186
Cash and cash equivalents	2,484	2,423
Accounts receivable, net	796	543
Building and land held for sale	672	3
Current portion of contracts receivable	19	219
Prepaid expenses and other	605	805
Total current assets	4,576	3,993
Properties and equipment, at cost
Timber and roads, net of accumulated depletion
of $66,017 and $60,044	159,267	164,961
Timberland	34,111	33,980
Land held for development	28,617	27,737
Buildings and equipment, net of accumulated
depreciation of $5,997 and $7,739	6,008	3,854
Total properties and equipment, at cost	228,003	230,532
Other assets
Contracts receivable, net of current portion	724	652
Other	604	660
Total other assets	1,328	1,312
Total assets	$233,907	$235,837

LIABILITIES, PARTNERS' CAPITAL AND NONCONTROLLING INTEREST
Current liabilities
Accounts payable	$1,068	$868
Accrued liabilities	2,461	2,656
Current portion of environmental remediation	224	397
Current portion of long-term debt	31	30
Deferred revenue	613	674
Other current liabilities	242	191
Total current liabilities	4,639	4,816
Long-term liabilities
Long-term debt, net of current portion	46,165	50,468
Environmental remediation, net of current portion	1,536	1,536
Other long-term liabilities	186	210
Partners' capital and noncontrolling interests
General partners' capital (units issued and outstanding 60 and 60)	1,063	992
Limited partners' capital (units issued and outstanding 4,268 and 4,203)	75,584	69,998
Noncontrolling interests	104,734	107,817
Total partners' capital and noncontrolling interests	181,381	178,807
Total liabilities, partners' capital, and noncontrolling interests	$233,907	$235,837

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Pope Resources, a Delaware Limited Partnership
For the Three Months and Six Months Ended June 30, 2011 and 2010
(Thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

Revenue	$14,269	$8,089	$31,943	$14,055
Cost of timber and land sold	(7,061)	(3,825)	(15,917)	(6,431)
Operating expenses	(2,584)	(2,681)	(5,562)	(4,528)
General and administrative expenses	(1,164)	(1,452)	(2,242)	(2,393)
Income from operations	3,460	131	8,222	703

Other income (expense)
Interest expense	(541)	(321)	(1,115)	(862)
Debt extinguishment costs	-	(1,250)	-	(1,250)
Capitalized interest	108	78	206	318
Interest income	10	27	22	61
Realized gain on investments	-	-	-	11
Total other expense	(423)	(1,466)	(887)	(1,722)

Income (loss) before income taxes	3,037	(1,335)	7,335	(1,019)
Income tax expense	(83)	-	(139)	(12)
Net income (loss)	2,954	(1,335)	7,196	(1,031)

Net (income) loss attributable to noncontrolling interests
ORM Timber Funds	333	209	(229)	356
Net income (loss) attributable to unitholders	$3,287	($1,126)	$6,967	($675)

Allocable to general partners	$46	($15)	$97	($9)
Allocable to limited partners	3,241	(1,111)	6,870	(666)
	$3,287	($1,126)	$6,967	($675)

Earnings per unit attributable to unitholders
Basic	$0.73	($0.25)	$1.55	($0.15)
Diluted	$0.73	($0.25)	$1.55	($0.15)

Weighted average units outstanding
Basic	4,329	4,541	4,318	4,536
Diluted	4,331	4,541	4,320	4,536

Distributions per unit	$0.25	$0.10	$0.50	$0.20

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Pope Resources, a Delaware Limited Partnership
Six Months Ended June 30, 2011 and 2010
(Thousands)
	2011	2010
Net income (loss)	$7,196	$(1,031)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depletion	5,897	2,189
Timber depletion on land sale	150	-
Capitalized development activities, net of reimbursements	(493)	(472)
Equity-based compensation	592	424
Depreciation and amortization	351	305
Gain on investments	-	(11)
Deferred taxes	43	-
Cost of land sold	89	67
Write-off of debt issuance costs	-	32
Cash flows from changes in operating accounts
Deferred revenue	(61)	150
Accounts receivable, net	(273)	(2,073)
Contracts receivable	128	81
Prepaid expenses and other current assets	189	219
Accounts payable and accrued liabilities	6	798
Other current liabilities	51	47
Environmental remediation	(173)	429
Other long-term liabilities	(24)	(25)
Other, net	(1)	(6)
Net cash provided by operating activities	13,667	1,123

Cash flows from investing activities
Redemption of investments	-	1,497
Reforestation and roads	(488)	(230)
Buildings and equipment	(3,463)	(213)
ORM Timber Fund II, Inc. land acquisition	(140)	-
Net cash provided by (used in) investing activities	(4,091)	1,054

Cash flows from financing activities
Repayment of line of credit, net	(4,287)	-
Repayment of long-term debt	(15)	(868)
Extinguishment of long-term debt	-	(18,554)
Proceeds from issuance of long-term debt		20,000
Debt issuance costs		(81)
Proceeds from option exercises, net	516	148
Payroll taxes paid upon restricted unit vesting	(226)	-
Cash distributions to unitholders	(2,191)	(920)
Cash distributions - ORM Timber Funds, net of distributions to Partnership	(3,304)	-
Preferred stock issuance- ORM Timber Fund II, Inc.	-	125
Preferred stock distribution- ORM Timber Fund II, Inc.	(8)	(8)
Net cash used in financing activities	(9,515)	(158)

Net increase in cash and cash equivalents	61	2,019
Cash and cash equivalents at beginning of period	2,423	7,180
Cash and cash equivalents at the end of the six-month period	$2,484	$9,199

See accompanying notes to condensed consolidated financial statements.

POPE RESOURCES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2011

1.
The condensed consolidated financial statements as of June 30, 2011 and December 31, 2010 and for the three-month periods (quarters) and six-month periods ended June 30, 2011 and 2010 have been prepared by Pope Resources, A Delaware Limited Partnership (the “Partnership”) pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The condensed consolidated financial statements are unaudited, but, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2010, is derived from the Partnership’s audited consolidated financial statements and notes thereto for the year ended December 31, 2010, and should be read in conjunction with such financial statements and notes. The results of operations for the interim periods are not indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2011.

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

The table below displays how we arrived at options used to calculate dilutive unit equivalents and subsequent treatment of dilutive unit equivalents based on net income (loss) for the period:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Thousands)	2011	2010	2011	2010
Average per unit trading price	$43.84	$27.50	$42.47	$26.32
Total options outstanding at end of period	6	137	6	137
Less: options with strike price above average trading price (out-of-the-money)	-	(2)	-	(2)
Options used in calculation of dilutive unit equivalents	6	135	6	135

Net income (loss) attributable to Pope Resources’ unitholders	$3,287	($1,126)	$6,967	($675)

Dilutive unit equivalents used to calculate dilutive EPS	2	58	2	55
Less: unit equivalents considered anti-dilutive due to net loss in period	-	(58)	-	(55)
Dilutive unit equivalents used to calculate dilutive EPS	2	-	2	-

The following table shows how we arrived at basic and diluted income per unit:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(Thousands)	2011	2010	2011	2010
Net income (loss) attributable to Pope Resources' unitholders	$3,287	($1,126)	$6,967	($675)
Less:
Net income attributable to unvested restricted unitholders	(131)	(7)	(277)	(13)
Dividends paid to Fund II preferred shareholders	(4)	(4)	(8)	(8)
Net income (loss) for calculation of EPS	$3,152	($1,137)	$6,682	($696)

Weighted average units outstanding (in thousands):
Basic	4,329	4,541	4,318	4,536
Dilutive effect of unit equivalents	2	-	2	-
Diluted	4,331	4,541	4,320	4,536

Earnings (loss) per unit: Basic	$0.73	($0.25)	$1.55	($0.15)
Earnings (loss) per unit: Diluted	$0.73	($0.25)	$1.55	($0.15)

Options to purchase 5,500 units at prices ranging from $10.75 to $17.40 were outstanding at June 30, 2011. There were no out-of-the money options to exclude from the calculation of dilutive unit equivalents for the quarter or six months ended June 30, 2011.  Options to purchase 136,810 units at prices ranging from $9.30 to $37.73 per unit were outstanding as of June 30, 2010.  As of June 30, 2010, 1,869 options at prices ranging from $28.50 to $37.73 were excluded from the calculation of dilutive unit equivalents as they were out-of-the-money and, as such, anti-dilutive.

4.
The Partnership granted 20,500 restricted units pursuant to a new management incentive compensation program in January 2011.  These restricted units vest ratably over four years with the grant date fair value equal to the market price on the date of grant. We recognized $152,000 of equity compensation expense related to the PRU in the first half of 2011 which includes accelerated expense related to retirement-eligible employees.

5.
Supplemental disclosure of cash flow information:  interest paid, net of amounts capitalized, totaled $873,000 and $540,000 for the six months ended June 30, 2011 and 2010, respectively.  Income taxes paid in the first six months of 2011 was $33,000 compared to $5,000 of income taxes paid in the first six months of 2010.

6.
The fair values of cash and cash equivalents held at June 30, 2011 and December 31, 2010 were $2.5 million and $2.4 million, respectively.  Pursuant to accounting guidance, cash and cash equivalents for the period presented are considered a Level 1 fair value measurement.

7.
The Partnership has two general partners: Pope MGP, Inc. and Pope EGP, Inc. In total, these two entities own 60,000 partnership units. The allocation of distributions and loss between the general and limited partners is pro rata across all units outstanding.

8.
In the presentation of the Partnership’s revenue and operating income (loss) by segment all intersegment revenue and expense is eliminated to determine externally reported operating income (loss) by business segment. The tables that follow reconcile internally reported income (loss) from operations to externally reported income (loss) from operations by business segment, for the quarters and six months ended June 30, 2011 and 2010:

	Fee Timber			Timberland
Three Months Ended	Pope Resources	ORM Timber	Total Fee	Management &	Real
June 30, (Thousands)	Timber	Funds	Timber	Consulting	Estate	Other	Consolidated
2011
Revenue internal	$7,144	$4,300	$11,444	$522	$2,942	$-	$14,908
Eliminations	(105)	-	(105)	(522)	(12)	-	(639)
Revenue external	7,039	4,300	11,339	-	2,930	-	14,269

Cost of timber and land sold	(3,030)	(3,687)	(6,717)	-	(344)	-	(7,061)

Operating, general and
administrative expenses internal	(942)	(900)	(1,842)	(459)	(922)	(1,164)	(4,387)
Eliminations	12	522	534	105	-	-	639
Operating, general and
administrative expenses external	(930)	(378)	(1,308)	(354)	(922)	(1,164)	(3,748)

Income (loss) from operations
internal	3,172	(287)	2,885	63	1,676	(1,164)	3,460
Eliminations	(93)	522	429	(417)	(12)	-	-
Income (loss) from operations
external	$3,079	$235	$3,314	($354)	$1,664	($1,164)	$3,460

2010
Revenue internal	$6,420	$1,428	$7,848	$337	$288	$-	$8,473
Eliminations	(35)	-	(35)	(337)	(12)	-	(384)
Revenue external	6,385	1,428	7,813	-	276	-	8,089

Cost of timber and land sold	(2,570)	(1,253)	(3,823)	-	(2)	-	(3,825)

Operating, general and
administrative expenses internal	(837)	(435)	(1,272)	(423)	(1,370)	(1,452)	(4,517)
Eliminations	12	324	336	48	-	-	384
Operating, general and
administrative expenses external	(825)	(111)	(936)	(375)	(1,370)	(1,452)	(4,133)

Income (loss) from operations
internal	3,013	(260)	2,753	(86)	(1,084)	(1,452)	131
Eliminations	(23)	324	301	(289)	(12)	-	-
Income (loss) from operations
external	$2,990	$64	$3,054	($375)	($1,096)	($1,452)	$131

	Fee Timber			Timberland
Six Months Ended	Pope Resources	ORM Timber	Total	Management &	Real
June 30, (Thousands)	Timber	Funds	Fee Timber	Consulting	Estate	Other	Consolidated
2011
Revenue internal	$18,584	$10,436	$29,020	$1,089	$3,169	$-	$33,278
Eliminations	(222)	-	(222)	(1,089)	(24)	-	(1,335)
Revenue external	18,362	10,436	28,798	-	3,145	-	31,943

Cost of timber and land sold	(7,538)	(8,035)	(15,573)	-	(344)	-	(15,917)

Operating, general and
administrative expenses internal	(2,110)	(1,790)	(3,900)	(1,003)	(1,994)	(2,242)	(9,139)
Eliminations	27	1,089	1,116	219	-	-	1,335
Operating, general and
administrative expenses external	(2,083)	(701)	(2,784)	(784)	(1,994)	(2,242)	(7,804)

Income (loss) from operations
internal	8,936	611	9,547	86	831	(2,242)	8,222
Eliminations	(195)	1,089	894	(870)	(24)	-	-
Income (loss) from operations
external	$8,741	$1,700	$10,441	($784)	$807	($2,242)	$8,222

2010
Revenue internal	$11,923	$1,706	$13,629	$590	$504	$-	$14,723
Eliminations	(54)	-	(54)	(590)	(24)	-	(668)
Revenue external	11,869	1,706	13,575	-	480	-	14,055

Cost of timber and land sold external	(5,099)	(1,329)	(6,428)	-	(3)	-	(6,431)

Operating, general and
administrative expenses internal	(1,598)	(819)	(2,417)	(680)	(2,099)	(2,393)	(7,589)
Eliminations	27	577	604	64	-	-	668
Operating, general and
administrative expenses external	(1,571)	(242)	(1,813)	(616)	(2,099)	(2,393)	(6,921)

Income (loss) from operations
internal	5,226	(442)	4,784	(90)	(1,598)	(2,393)	703
Eliminations	(27)	577	550	(526)	(24)	-	-
Income (loss) from operations
external	$5,199	$135	$5,334	($616)	($1,622)	($2,393)	$703

9.
The Funds were formed by Olympic Resource Management LLC (ORMLLC) for the purpose of attracting capital to purchase timberlands.  The objective of these Funds is to generate a return on investments through the acquisition, management, value enhancement and sale of timberland properties.  Both Funds will operate for a term of ten years from the end of the drawdown period, with Fund I terminating August 2017 and Fund II terminating March 2021.  Pope Resources and ORMLLC together own 20% of each Fund and both are consolidated into the Partnership’s financial statements.  The Funds’ statements of operations included management fees paid to ORMLLC which are eliminated in consolidation.  The Partnership’s consolidated balance sheet included assets and liabilities of the Funds as of June 30, 2011 and December 31, 2010, which were as follows:

ORM Timber Funds

(Thousands)	June 30, 2011	December 31, 2010
Assets:
Cash and cash equivalents	$2,291	$2,186
Other current assets	391	413
Total current assets	2,682	2,599
Timber and roads, net	121,601	125,456
Timberlands	18,747	18,607
Other assets	133	141
Total assets	$143,163	146,803
Liabilities and equity:
Current liabilities	$1,151	$954
Current portion of long-term debt	31	30
Long-term debt	11,052	11,068
Total liabilities	12,234	12,052
Funds' Equity	130,929	134,751
Total liabilities and equity	$143,163	$146,803

10.
The Partnership's long-term debt is not actively traded and, as such, fair values were estimated using discounted cash flow analyses, based on the Partnership’s current estimated incremental borrowing rates for similar types of borrowing arrangements, which are considered level 3 inputs.  As of June 30, 2011 and December 31, 2010, consolidated fixed-rate debt outstanding had a fair value of approximately $43.5 million and $41.9 million, respectively:

During the second quarter of 2011, the Partnership had net incremental borrowings of $33,000 on its operating line of credit, keeping the outstanding borrowings flat at $5.3 million for both March 31, 2011 and June 30, 2011.  For the six months ended June 30, 2011, we repaid $4.3 million on the operating line of credit, reducing outstanding borrowings from $9.6 million at December 31, 2010.  The outstanding borrowings are recorded within long-term debt because the line of credit does not mature until 2013 and predictability of cash flows in light of operating needs is not reliable enough to suggest a meaningful and accurate bifurcation of what portion of the line of credit can or will be paid down in the near term.

Accrued interest relating to all debt instruments was $489,000 at June 30, 2011, and is included in accrued liabilities.

11.
The Partnership has an accrual for estimated environmental remediation costs of $1.8 million as of June 30, 2011 and $1.9 million as of December 31, 2010.  The environmental remediation liability represents estimated payments to be made to monitor and remedy certain areas in and around the townsite and millsite at Port Gamble, Washington, and at Port Ludlow, Washington.

During the second quarter, the Washington State Department of Ecology (DOE) received comments on its Baywide and Millsite Remedial Investigation and Feasibility Study (RI/FS) reports from tribal stakeholders following an extended public comment period.  DOE has agreed to modify the RI/FS by the end of 2011, contemporaneously with development of a clean-up action plan and consent decree.

Additionally, during the second quarter of 2011 the Partnership recorded a charge of $77,000 relating to final expenses incurred associated with a second and separate remediation effort completed during the quarter at Port Gamble.  This brings the six-month charge for this project to $344,000.

The environmental remediation accrual also contains costs estimated in connection with a site located within the resort community of Port Ludlow. During the second quarter of 2011, additional investigative work was performed to further refine the characterization and extent of the contamination.  During the second half of 2011, we expect to continue monitoring the site with the intent to point toward feasibility of remedies if and when appropriate.

The environmental liability at June 30, 2011 is comprised of $224,000 that the Partnership expects to expend in the next 12 months and $1.5 million thereafter.  Statistical models have been used to estimate the liability and suggest a potential aggregate range of loss of $744,000 to $3.8 million.

12.	There were no new accounting pronouncements issued or that became effective during the first half of 2011 that impact the Partnership’s financial statements.

ITEM 2

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains a number of projections and statements about our expected financial condition, operating results, and business plans and objectives.  These statements reflect management’s estimates based upon our current goals, in light of management’s knowledge of existing circumstances and expectations about future developments.  Statements about expectations and future performance are “forward looking statements” which describe our goals, objectives and anticipated performance.  These statements are inherently uncertain, and some or all of these statements may not come to pass.  Accordingly, you should not interpret these statements as promises that we will perform at a given level or that we will take any or all of the actions we currently expect to take.  Our future actions, as well as our actual performance, will vary from our current expectations, and under various circumstances these variations may be material and adverse.  Some of the factors that may cause our actual operating results and financial condition to fall short of our expectations are set forth in the part of this report entitled “Risk Factors” in PART II, ITEM 1A below.  Some of the issues that may have an adverse and material impact on our business, operating results and financial condition include economic conditions that affect consumer demand for our products and the prices we receive for them both domestically and overseas, particularly in certain parts of Asia; government regulation that affects our ability to access our timberlands and harvest logs from those lands; the implications of significant indirect sales to overseas customers, including currency translation, regulatory and tax matters; the effect of financial market conditions on our investment portfolio and related liquidity; environmental and land use regulations that limit our ability to harvest timber and develop property; access to debt financing by our customers as well as ourselves; the impacts of climate change and natural disasters on our timberlands and on surrounding areas; and the potential impacts of fluctuations in foreign currency exchange rates as they affect demand for our products and customers’ ability to pay. From time to time we identify other risks and uncertainties in our other filings with the Securities and Exchange Commission.  The forward-looking statements in this report reflect our estimates as of the date of the report, and we cannot undertake to update these statements as our business operations and environment change.

This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included with this report.

EXECUTIVE OVERVIEW

Pope Resources, A Delaware Limited Partnership (“we” or the “Partnership”), is engaged in three primary businesses.  The first, and by far most significant segment in terms of owned assets and operations, is the Fee Timber segment.  This segment includes timberlands owned directly by the Partnership and operations of the Funds.   When we refer to the timberland owned by the Partnership, we describe it as the Partnership’s tree farms.  We refer to timberland owned by the Funds as the Funds’ tree farms.  When referring collectively to the Partnership’s and Funds’ timberland we will refer to them as the Combined tree farms.  Operations in this segment consist of growing timber to be harvested as logs for sale to export brokers and domestic manufacturers.  The second most significant business in terms of total assets owned is the development and sale of real estate.  Real Estate activities primarily take the form of securing permits, entitlements, and, in some cases, installing infrastructure for raw land development and then realizing that land’s value by selling larger parcels to buyers who will take the land further up the value chain, either to home buyers or to operators and lessors of commercial property.  Since these land projects span multiple years, the Real Estate segment may incur losses for multiple years while a project is developed, and will not recognize operating income until that project is sold.  In addition, within this segment we sometimes negotiate and sell conservation easements (CE’s) on Fee Timber properties to preclude future development.  Our third business, which we refer to as Timberland Management & Consulting, or “TM&C,” is raising and investing capital from third parties for private equity timber funds, and thereafter managing those funds for the benefit of all investors.

Our current strategy for adding timberland acreage is centered on our private equity timber fund business model, which consists of raising investment capital from third-party investors and investing that capital, along with our own co-investment, into new timberland properties.  We have raised two timber funds that have placed a combined $150 million in capital under management.  Our 20% co-investment in the Funds, which totals $28 million, affords us a share of the Funds’ operating cash flows while allowing us to earn asset management and timberland management fees as well as incentive fees based upon the overall success of each fund.  Management also believes that this strategy allows us to maintain more sophisticated expertise in timberland acquisition, valuation, and management than could be cost-effectively maintained for the Partnership’s timberlands alone.  We believe our co-investment strategy also boosts our credibility with existing and prospective investors by demonstrating that we have both an operational as well as a financial commitment to the Funds’ successes.  The Funds are consolidated into our financial statements, with 80% of the Funds owned by third parties reflected in our Statement of Operations under the caption “Net (income) loss attributable to noncontrolling interest-ORM Timber Funds.”

Land held for sale in western Washington by our Real Estate segment is suitable primarily for residential and commercial building sites. The markets for these products have recently suffered along with regional and national markets, producing a decline in our sales. The challenges of our Real Estate segment center around how and when to “harvest” a parcel of land and capture the optimum value increment by selling the property, balancing the long-term risks of carrying and developing a property against the potential for income and positive cash flows upon sale.

Revenue and net income declined from the first to the second quarter in spite of continued demand for logs and lumber by China and Korea.  The decline in harvest volume from the Combined tree farms from the first quarter to the second quarter of 2011 was partially due to late winter conditions delaying the start of some scheduled harvest units.  These factors resulted in the harvest of 19 million board feet (MMBF) in the second quarter of 2011 compared to 30 MMBF in the first quarter of 2011 and 14 MMBF harvested in the second quarter of 2010.  For the six months ended June 30, 2011 we harvested 49 MMBF compared to 26 MMBF for the first half of 2010.  We expect the delayed industry-wide second quarter harvest volume and related softening of prices to occur in the third quarter of 2011.  As such, we anticipate weighting more of our planned harvest for the balance of the year to the fourth quarter when prices are expected to recover somewhat from the expected third quarter softening.  We expect our harvest volume for the full year 2011 to be between 78 and 84 MMBF, with the final total depending on the strength or weakness of log markets as well as weather patterns as the year plays itself out.

We have a unit repurchase program which permits repurchases through December 2011.  Between December 2008 and December 2010, we repurchased roughly 125,000 units with a weighted average unit purchase price of $20.04 and we have an unutilized authorization for unit repurchases of $2.5 million.  On December 31, 2010, we repurchased 334,340 units from a single unitholder, outside the scope of the formal repurchase program, for $35.50 per unit (which excludes a $0.05 per unit commission paid on settlement).  The units represented 7.2% of the total units outstanding at that time and were retired.  We did not make any unit repurchases during the first half of 2011 or 2010.

RESULTS OF OPERATIONS

The following table reconciles and compares key revenue and cost elements that impacted our net income (loss) for the respective quarter and year-to-date periods ended June 30, 2011 and June 30, 2010. In addition to the table’s numerical analysis, the explanatory text that follows the table describes certain of these changes by business segment.

	Quarter Ended	Six Months Ended
	June 30,	June 30,
(Thousands)	Total	Total

Net income (loss) attributable to Pope Resources' unitholders:
2011 period	$3,287	$6,967
2010 period	(1,126)	(675)
Variance	$4,413	$7,642

Detail of earnings variance:
Fee Timber
Log volumes (A)	$2,256	$10,512
Log price realizations (B)	1,223	4,952
Production costs	(1,754)	(5,422)
Depletion	(1,140)	(3,708)
Other Fee Timber	(325)	(1,227)
Timberland Management & Consulting
Operating results	21	(168)
Real Estate
Land and conservation easement sales	2,320	2,320
Timber depletion on HBU sale	(150)	(150)
Other Real Estate	104	40
Environmental remediation costs	486	219
General & administrative costs	288	151
Net interest expense	(207)	(404)
Debt extinguishment costs	1,250	1,250
Other (taxes, noncontrolling int., investment gain)	41	(723)
Total variance	$4,413	$7,642

(A)	Volume variance calculated by extending change in sales volume by the average log sales price for the comparison period.
(B)	Price variance calculated by extending the change in average realized price by current period volume.

Fee Timber

Fee Timber results include operations from 114,000 acres of timberland owned by the Partnership and 61,000 acres of timberland owned by the Funds.  Fee Timber revenue is earned primarily from the harvest and sale of logs from these timberlands which are located in western Washington and northwestern Oregon.  To a lesser extent, Fee Timber revenue also includes amounts realized from leasing cellular communication towers and selling gravel and other mineral resources from our timberlands. Our Fee Timber revenue is driven primarily by the volume of timber harvested which is generally expressed in terms of MBF or MMBF. Fee Timber expenses, which consist predominantly of harvest, hauling, and depletion costs, vary directly and roughly proportionately with harvest volume and the resulting revenues.  Revenue and costs related to harvest activities on timberland owned by the Funds are consolidated into this discussion of operations.

When discussing our Fee Timber operations, we compare current results to both the previous quarter and the corresponding quarter of the prior year. These comparisons offer an understanding of trends in market price and patterns of harvest volumes that affect Fee Timber operating results. Revenue and operating income for the Fee Timber segment for the quarters ended June 30, 2011, March 31, 2011, and June 30, 2010 were as follows:

(Millions) Quarter Ended	Log Sale Revenue	Mineral, Cell Tower & Other Revenue	Total Fee Timber Revenue	Operating Income	Harvest Volume (MMBF)
Partnership tree farms	$6.6	$0.4	$7.0	$3.1	11
Funds' tree farms	4.3	-	4.3	0.2	8
Total Fee Timber June 30, 2011	$10.9	$0.4	$11.3	$3.3	19

Partnership tree farms	$11.0	$0.3	$11.3	$5.7	19
Funds' tree farms	6.1	-	6.1	1.4	11
Total Fee Timber March 31, 2011	$17.1	$0.3	$17.4	$7.1	30

Partnership tree farms	$6.1	$0.3	$6.4	$3.0	11
Funds' tree farms	1.4	-	1.4	0.1	3
Total Fee Timber June 30, 2010	$7.5	$0.3	$7.8	$3.1	14

Comparing Q2 2011 to Q1 2011. Fee Timber revenue declined $6.1 million, or 35%, from first quarter as a result of an 11 MMBF, or 37%, decrease in volume harvested offset by a modest $18/MBF, or 3%, increase in average log price realized. Second quarter typically marks the beginning of the industry’s peak harvest operations in the Pacific Northwest, when harvest units are most accessible. This pattern typically results in a large volume flow of logs to markets and, subsequently, some softening in log prices as customers have more alternatives for log purchases.  This expected industry-wide expansion of harvest in the second quarter did not fully materialize in 2011 due to unusually late winter conditions that substantially delayed harvest.  The decline in harvest volume from the Combined tree farms from the first quarter to the second quarter of 2011 was a function of both front-end loading of harvest volume into the first quarter and these later winter conditions delaying the start of some scheduled harvest units in the second quarter.  Operating income for the second quarter 2011 decreased by $3.8 million, or 54%, from first quarter primarily as a result of lower harvest volumes.  In addition, the increased costs to harvest units with steep terrain helped to erode stumpage values realized.  The wet spring had the effect of increasing road maintenance costs to mitigate siltation in streams and keep roads passable for harvest operations.  The Funds generated $4.3 million of revenue in the second quarter of 2011 compared with revenue of $6.1 million in the first quarter of 2011.  Fund operating income during the second quarter declined to $235,000 from $1.4 million during the first quarter on a 3 MMBF reduction in harvest.  The decline in operating income was driven by a shift in harvest to units requiring higher cost cable logging in addition to increased road maintenance costs, as was experienced on the Partnership tree farms.

Comparing Q2 2011 to Q2 2010. Fee Timber revenue for the second quarter of 2011 increased by $3.5 million, or 45%, over the comparable period in the prior year.  The increase in revenue is due to a 5 MMBF, or 36%, increase in harvest volume coupled with a $65/MBF, or 13%, increase in average log price realized.  Stronger log pricing in the second quarter of 2011 relative to the comparable period in 2010 was driven by both strong export log markets and the indirect impact of heightened export lumber demand by China, which kept pressure on domestic log prices.  Operating income for the second quarter of 2011 increased $260,000, or 9%, over the second quarter of 2010 on the increased revenue offset by higher road maintenance costs in 2011.  The increase in operating income was muted because second quarter harvest off Fund properties increased from 19% in 2010 to 41% in 2011 and Fund properties have a much higher depletion rate than Partnership properties.  During the second quarter of 2011 Fund revenue more than tripled to $4.3 million from $1.4 million during the same quarter in 2010 on a 5 MMBF, or 167%, increase in harvest volume.  Operating income, however, for the period only increased from $64,000 in 2010 to $235,000 in 2011 because higher harvest and road maintenance costs offset the effects of higher revenue between the two periods.

(Millions) Six Months Ended	Log Sale Revenue	Mineral, Cell Tower & Other Revenue	Total Fee Timber Revenue	Operating Income	Harvest Volume (MMBF)
Partnership tree farms	$17.7	$0.7	$18.4	$8.7	30
Funds' tree farms	10.4	-	10.4	1.7	19
Total Fee Timber June 30, 2011	$28.1	$0.7	$28.8	$10.4	49

Partnership tree farms	$11.2	$0.7	$11.9	$5.2	23
Funds' tree farms	1.4	0.3	1.7	0.1	3
Total Fee Timber June 30, 2010	$12.6	$1.0	$13.6	$5.3	26

Comparing YTD 2011 to YTD 2010. For the six months ended June 30, 2011, Fee Timber revenue, operating income, and harvest volume increased $15.2 million, $5.1 million, and 23 MMBF, respectively, over the comparable period in the prior year.  Log prices for the first half of 2011 were $88/MBF, or 18%, higher than the first half of 2010.  This is primarily attributable to the rise of the export market that began in the fourth quarter of 2010 and has continued, albeit with some softening later in the second quarter, through the first six months of 2011.  The surge of the export market motivated us to harvest our planned annual volume as well as begin harvesting deferred volumes that began accumulating in 2008 from both Partnership and Fund tree farms.  Fund revenue and harvest volume increased six-fold during the first half of 2011 compared to the same period in 2010.  Year-to-date operating income for the Funds increased from $135,000 in 2010 to $1.6 million in 2011 on increased harvest volume from the Funds.  The increase in Fund operating income was less dramatic than the increase in revenue would suggest because of the high depletion rates on Fund properties.

Log Volume

We harvested the following log volumes by species from the Combined timberlands for the quarters ended June 30, 2011, March 31, 2011, and June 30, 2010:

Volume (in MBF)	Quarter Ended
Sawlogs	Jun-11	% Total	Mar-11	% Total	Jun-10	% Total
Douglas-fir	10,165	54%	19,090	63%	10,734	74%
Whitewood	5,092	27%	6,476	21%	1,323	9%
Cedar	280	1%	519	2%	130	1%
Hardwood	512	3%	678	2%	218	2%
Pulpwood
All Species	2,772	15%	3,551	12%	2,052	14%
Total	18,821	100%	30,314	100%	14,457	100%

Comparing Q2 2011 to Q1 2011. Harvest volumes declined 11 MMBF, or 38%, from the first to the second quarter of 2011 as a result of both front-end loading of harvest volume into the first quarter and unusually late winter conditions preventing access to planned harvest units in the second quarter.

With the surge in export demand from China, which is largely species indifferent, the share of whitewoods sold to the export markets has been steadily increasing since the fourth quarter of 2010, prompting us to shift to harvest units with a greater proportion of whitewoods volume.  During the second quarter of 2011, Douglas-fir comprised 70% of the 11 MMBF harvested from the Partnership’s tree farms.  On the other hand, the Funds’ tree farm second quarter 2011 harvest of 8 MMBF consisted of 50% whitewood and just 31% Douglas-fir, bringing the Douglas-fir component for Combined tree farms in at 54% of the total harvest and whitewoods at 27%.  Similarly, in the first quarter of 2011, Douglas-fir harvest made up approximately 75% of the total volume harvested from the Partnership’s tree farms while the Funds Douglas-fir harvest component was only 28% of total Fund volume harvested.  Blending these divergent species patterns yielded a Combined Q1 2011 harvest mix of 63% Douglas-fir and 21% whitewood.   While emphasizing whitewood harvests would normally result in lower average log realizations, the strong demand from China and Korea that was largely indifferent as to species tempered this expected price-dampening effect.  With log deliveries to sawmills curtailed due to continuing soft domestic lumber demand, the resulting shortage of sawmill residual chips produced greater demand for chips from whole logs, thus driving up pulpwood prices.  As a result, pulpwood volumes increased to 15% of total second quarter 2011 harvest from 12% of total first quarter 2011 harvest, notwithstanding our shift in harvest mix to stands with a heavier mix of sawlogs.

Comparing Q2 2011 to Q2 2010. We increased harvest volumes by 30% in the second quarter of 2011 over the second quarter of 2010 to take advantage of price surges in the export log market, which was much stronger than during the early part of 2010.  However, the shift in mix to include higher proportions of whitewood reflects the 2011 start-up of harvest in the Funds.  In the second quarter of 2010, we harvested 3 MMBF from the Funds’ tree farms compared to 8 MMBF harvested in the second quarter of 2011.  In the second quarter of 2011, approximately 76% of the whitewood harvest came from the Funds’ tree farms, which served to increase the whitewood mix from 9% in 2010 to 27% in 2011 and reduce the Douglas-fir mix from 74% in 2010 to 54% in 2011. Cedar volumes stayed constant from 2010 to 2011, while hardwood and pulpwood increased modestly by 1% to 3% and 15%, respectively.

Comparing YTD 2011 to YTD 2010. We harvested the following log volumes by species from the Combined timberlands for the six months ended June 30, 2011 and June 30, 2010:

Volume (in MBF):	Six Months Ended
Sawlogs	Jun-11	% Total	Jun-10	% Total
Douglas-fir	29,255	60%	19,757	76%
Whitewood	11,568	23%	1,810	7%
Cedar	799	2%	276	1%
Hardwood	1,190	2%	307	1%
Pulpwood
All Species	6,323	13%	3,899	15%
Total	49,135	100%	26,049	100%

Harvest volumes increased 89% in the first six months of 2011 over the same period in 2010, with most of this increase attributable to harvest from the Funds.  Harvest volume from the Funds increased from 3 MMBF in 2010 to 19 MMBF in 2011, with a corresponding increase in the mix coming from the Funds of 11% in 2010 to 39% in 2011.  As described above, the twin decisions to accelerate harvest from both the Partnership’s and Funds’ tree farms came in response to demand from China that took hold during 2010 and has continued through the first half of 2011.  The changes in year-to-date Combined species mix that saw whitewood volume increase from 7% in 2010 to 23% in 2011 was taken at the expense of Douglas-fir volumes which declined to 60% in 2011 from 76% in 2010 as the incremental China export demand was indifferent to species mix..  Our cedar and hardwood volumes are minor components of our overall mix and they stayed relatively consistent year over year, while pulpwood saw a slight decline of 2% from 2010 to 2011, even as pulpwood prices rose 22% from 2010 to 2011.

Log Prices

Logs from the Combined tree farms serve a number of different domestic and export markets, with domestic mills historically representing our largest market segment until the fourth quarter of 2010.  During the fourth quarter of 2010 and through the first half of 2011, logs destined for export markets represent the largest share of our total log sales.  As a result, beginning in the middle of 2010 and through the second quarter of 2011, the relative strength of the China export market has been a driving force for much of our log pricing.  In contrast to the Japan export market that has historically only diverted logs to Asia at the top end of the quality spectrum with a particular preference for Douglas-fir, the China market not only accepts a log quality that is comparable to that which typically goes to the domestic market but is also relatively indifferent as to softwood species.    We realized the following log prices for the quarters ended June 30, 2011, March 31, 2011, and June 30, 2010:

		Quarter Ended
		Jun-11	Mar-11	Jun-10
Average price realizations (per MBF):
Sawlogs
	Douglas-fir	$640	$602	$556
	Whitewood	557	537	483
	Cedar	921	1,007	950
	Hardwood	556	499	503
Pulpwood
	All Species	387	361	311
Overall		582	564	517

The following table compares the dollar and percentage change in log prices from each of the first quarter of 2011 and second quarter 2010 to the second quarter of 2011:

		Change to June 2011
		Mar-11		Jun-10
		$/MBF	%	$/MBF	%
Sawlogs	Douglas-fir	$38	6%	$84	15%
	Whitewood	20	4%	74	15%
	Cedar	(86)	(9%)	(29)	(3%)
	Hardwood	57	11%	53	11%
Pulpwood	All Species	26	7%	76	24%
Overall		18	3%	65	13%

The following table compares the dollar and percentage change in log prices between the first half of 2011 and the first half of 2010:

		Six Months Ended
		Jun-11			Jun-10
			∆ from Jun-11 to Jun-10
			$/MBF	%
Sawlogs	Douglas-fir	$615	$100	19%	$515
	Whitewood	546	93	21%	453
	Cedar	977	110	13%	867
	Hardwood	524	22	4%	502
Pulpwood	All Species	372	66	22%	306
Overall		571	88	18%	483

The overall log price realized in the second quarter of 2011 had a modest lift of $18/MBF, or 3%, from the first quarter of 2011 in spite of a lower mix of Douglas-fir, which fell from 63% of the total harvest volume in the first quarter to 54% in the second quarter.  Prices increased on continued strength of the export markets, which increased $30/MBF, or 5%, while prices to the domestic market remained flat, declining $2/MBF.

Overall log prices increased $65/MBF, or 13%, from the second quarter of 2010 to the second quarter of 2011 in the face of an even more dramatic change in the species mix, which saw Douglas-fir fall from 74% of the total harvest volume in 2010 to 54% in 2011.  The main driver behind the overall price increase was the performance of the export market, in which log prices increased $96/MBF, or 18%, between the second quarter of 2010 and 2011.  Again, domestic log prices were flat, with prices increasing a modest $3/MBF.

 Douglas-fir: Douglas-fir is noted for its structural characteristics that make it generally preferable to other softwoods and hardwoods for the production of construction grade lumber and plywood. Demand and price for Douglas-fir sawlogs has historically been very dependent upon the level of new home construction in the U.S.  Douglas-fir log prices realized in 2011 reflect some softening of this direct link between Douglas-fir sawlog prices and domestic housing starts with a dramatic increase in demand from China for various species of softwood sawlogs sourced from the Pacific Northwest.

The rally in pricing for Douglas-fir sawlogs began in early 2010 with a tightening of the domestic lumber supply chain, thus increasing demand for logs in response to declining inventories.  This increase in domestic demand coincided with an increase in export market demand from China, and to a lesser extent Korea.  The export demand influence really started to come to the forefront in mid-2010 when, in addition to increasing log exports to China, domestic mills began shipping lumber to China as well.  This increased competition for domestic quality logs between the China export market and domestic mills even though housing starts remained depressed.  Single-family home starts continue to languish today at levels below 500,000 starts, compared to approximately 1.7 million at its peak in 2005.  In the absence of strong export market demand, this collapse in U.S. housing starts would have resulted in a significant decline in log prices. There has been, however, continued strength in the export market to China which created competition for Douglas-fir sawlogs.  This competition resulted in a $38/MBF, or 6%, increase in Douglas-fir log prices for the current quarter compared to the first quarter of 2011. The realized price increase of $84/MBF, or 15%, was slightly more pronounced from the second quarter of 2010 to the second quarter of 2011 as the second quarter of 2010 was still at the front-end of this surge in demand.  Douglas-fir prices increased $100/MBF, or 19%, for the first half of 2011 when compared to the first half of 2010.

Whitewood: “Whitewood” is a term used to describe several softwood species, but for us primarily refers to western hemlock.  Though generally considered to be of a lower quality than Douglas-fir, these logs are also used for manufacturing lumber.  Historically, there has been a modest export market for whitewood logs, with most of this volume going to Korea.  This changed during 2010 and continued through the second quarter of 2011 as the China market sustained its appetite for softwood logs, with little apparent regard or discrimination as to species.  To the extent we were able to access whitewood stands, we harvested this species preferentially to take advantage of its higher lift in price, relative to Douglas-fir, due to the export market’s buying interest.  This strategy benefitted the Funds’ tree farms more than the Partnership tree farms because the former contain a higher proportion of whitewoods and the Partnership’s whitewood stands tend to be at higher elevations and not easily accessible during winter.  Whitewood prices increased in the second quarter of 2011 by $20/MBF, or 4%, over the first quarter of 2011 as a result of continued demand for whitewood in the export markets.  Whitewood prices were $74/MBF, or 15%, higher in the second quarter of 2011 compared to the second quarter of 2010, primarily as a result of harvest from the Funds’ tree farms which had very little harvest in the second quarter of 2010 and contained a heavier mix of higher valued export volume.  For the six months ended June 30, 2011, whitewood prices increased $93/MBF, or 21%, from the same period in 2010.

Cedar: Cedar is a minor component in most upland timber stands and is generally used for outdoor applications such as fencing, siding and decking. Although there is a link between demand for these products and housing starts, this link is not as strong as with most other softwood species. Cedar prices decreased $86/MBF, or 9%, from Q1 2011 to Q2 2011, and decreased $29/MBF, or 3% from Q2 2010 to Q2 2011 as a result of lower seasonal demand.  However, on a year-to-date basis, cedar prices increased $110/MBF, or 13%, from 2010 to 2011.

Hardwood: “Hardwood” can refer to many different species, but on our tree farms primarily consists of red alder. The local mills that process red alder sawlogs are using the resource to manufacture lumber for use in furniture and cabinet construction. Hardwood prices increased $57/MBF, or 11%, from the first quarter of 2011 to the second quarter of 2011, and increased $53/MBF, also 11%, from the second quarter of 2010.  Hardwood prices increased $22/MBF, or 4%, from the six months ended June 30, 2010 to the same period in 2011, due chiefly to supply shortages created by winter weather harvest curtailments.

Pulpwood: Pulpwood is a lower quality log of any species that is manufactured into wood chips. These chips are used primarily to make a full range of pulp and paper products from unbleached linerboard (used in paper bags and cardboard boxes) to fine paper and specialty products. The pulpwood market has enjoyed relative strength over recent years as a direct result of sawmills taking significant downtime in response to the slowdown in housing starts.  Sawmills typically provide the bulk of the chips used by pulp manufacturers, so curtailed sawmill production helped to push up the price of pulpwood logs sold directly to pulp mills as a primary alternative raw material source. For the quarter ended June 30, 2011, pulpwood prices were up $26/MBF, or 7%, over the first quarter of 2011 and $76/MBF, or 24%, over the same period in 2010.  During the first half of 2011, pulpwood prices increased $66/MBF, or 22%, when compared to the first half of 2010.

Customers
The export market for logs in the Pacific Northwest has been migrating over the last couple of years from a market highly focused on Japan to a market that includes more volume to China and Korea.  During the third quarter of 2010, China eclipsed Japan as the largest export log destination from the Pacific Northwest.  The Japan market historically required a higher quality log relative to the domestic U.S. market, and was willing to pay a premium for such logs.  Under this historical pattern, domestic U.S. sawmills and export customers in Japan had complementary segments of the market.  Due to the lower valued end-uses of products manufactured in China and Korea, including concrete forms and pallets, these log markets tend to seek the full complement of domestic and export sorts, as well as a broader range of species such as whitewoods, from the Pacific Northwest.  The resultant lower average sawlog quality and more diverse species mix flowing to China and Korea has resulted in a narrowing of the export premium received for sales of logs into these markets relative to the domestic market.  Combined with a higher absolute demand for export logs, this new and broadened source of demand for sawlogs in the Pacific Northwest is expected to continue to exert pricing pressure on domestic mills that have been competing with these offshore sources of demand for Pacific Northwest sawlogs.  These new outlets for lower quality logs have helped to diversify our customer mix away from domestic mills that are more heavily dependent on the U.S. housing market.

The table below categorizes timber sold by customer type for the quarters ended June 30, 2011, March 31, 2011, and June 30, 2010:

	Q2 2011			Q1 2011			Q2 2010
	Volume			Volume			Volume
Destination	MBF	%	Price	MBF	%	Price	MBF	%	Price
Export brokers	10,834	58%	$645	16,404	54%	$615	4,126	29%	$549
Domestic mills	5,215	28%	556	10,359	34%	558	8,279	57%	553
Pulpwood	2,772	15%	387	3,551	12%	361	2,052	14%	311
Total	18,821	100%	$582	30,314	100%	$564	14,457	100%	$517

Comparing Q2 2011 to Q1 2011. Volume sold to the export market increased to 58% of total volume in Q2 2011 compared to 54% of total volume in Q1 2011, reflective of the demand for logs from China.  Prices paid by export brokers increased $30/MBF, or 5%, on increased demand from these export markets.  Volume sold to domestic mills declined to 28% of total volume for Q2 2011 from 34% in Q1 2011; prices paid by domestic mills also declined slightly by $2/MBF due to the fact that the logs delivered to these destinations were less desirable. Pulpwood volumes increased to 15% of the total second quarter volume compared to 12% of the first quarter volume. Pulpwood prices experienced a $26/MBF, or 7%, increase during the quarter.  This was a benefit of the increase in pulp mill demand for whole log chips resulting from sawmill production curtailments.

Comparing Q2 2011 to Q2 2010. This quarter-to-quarter comparison shows a more dramatic shift in customer mix than the foregoing quarter-to-quarter comparison. Volume sold to export brokers as a percentage of total harvest doubled to 58% in Q2 2011 from 29% for the comparable period in the prior year.  In contrast, volumes sold to domestic mills declined by nearly half to 28% of total sales in the second quarter of 2011 compared to 57% of first quarter 2010’s total.  When comparing the second quarter of 2011 to the same period in 2010, increased log sales to the China and Korea export markets account for a notable shift in volume away from domestic mills to export brokers.  Prices paid by export brokers increased $96/MBF, or 17%, in the second quarter of 2011 versus the same period in 2010.  Meanwhile, prices paid by domestic mills increased a modest $3/MBF during the same periods.  These price differentials had a lot to do with swinging volume away from domestic customers to export destinations. Overall average log price increased $65/MBF, or 13%, in the second quarter of 2011 from the second quarter of 2010 as a result of responding to the surge in demand from the China and Korea export markets.

The table below categorizes timber sold by customer type for the year-to-date periods ended June 30, 2011 and June 30, 2010:
	Six Months Ended
	30-Jun-11			30-Jun-10
	Volume			Volume
Destination	MBF	%	Price	MBF	%	Price
Export brokers	27,238	55%	$627	7,695	30%	$517
Domestic mills	15,574	32%	555	14,455	55%	513
Pulpwood	6,323	13%	372	3,899	15%	306
Total	49,135	100%	$571	26,049	100%	$483

Comparing YTD 2011 to YTD 2010. Export brokers purchased 55% of total year-to-date volume compared with 30% during the same period in 2010.  Export brokers increased the price they paid by $110/MBF, or 21%, on a year-over-year basis.  Nearly all of this increase in volume came at the expense of the domestic mills, which purchased 32% in 2011 compared to 55% in 2010.  Notwithstanding the loss in total volume purchased, domestic mills increased prices paid by $42/MBF, or 8%, in an effort to compete with export brokers for logs being sold to the export market.  Pulpwood buyers saw a slight decline in logs sold of 2% for the six months ended June 30, 2011 compared to the same period in 2010, notwithstanding a $66/MBF, or 22% price increase during the same period.  This increase reflects the increase in pulp mill demand for whole log chips resulting from sawmill production curtailments.

Cost of Sales

Cost of sales for the Fee Timber segment consists of harvest and haul costs and depletion expense. Harvest, haul, and depletion all vary directly with actual harvest volume.  Harvest costs will vary by terrain, with steeper slopes requiring more expensive cable systems and a high labor component, while more moderate slopes can be harvested with mechanized equipment and lower relative labor costs.  Harvest and haul costs represent the direct cost incurred to convert trees into logs and deliver those logs to the point of sale.  Depletion expense represents the cost of acquiring or growing the harvested timber.  The applicable depletion rate is derived by dividing the aggregate cost of timber, together with capitalized road expenditures, by the estimated volume of merchantable timber available for harvest at the beginning of that year.  The depletion rate is applied to the volume harvested in a given period to calculate depletion expense for that period.  Readers should note that, because of the relatively recent acquisition dates, and thus relatively higher acquisition costs, of the Funds’ tree farms, the depletion rates associated with harvests from those properties is considerably higher than for harvests from the Partnership’s tree farms.

Fee Timber cost of sales for the quarters ended  June 30, 2011, March 31, 2011, and June 30, 2010,  respectively, is as follows, with the first table expressing these costs in total dollars and the second table expressing the costs on a per unit of production basis:

(Millions) Quarter Ended	Harvest, Haul and Other	Depletion	Total Cost of Sales	Harvest Volume (MMBF)
June 30, 2011	$4.1	$2.6	$6.7	19
March 31, 2011	5.6	3.3	8.9	30
June 30, 2010	2.3	1.5	3.8	14

(amounts per MBF) Quarter Ended	Harvest, Haul and Other	Depletion	Total Cost of Sales
June 30, 2011	$218	$138	$356
March 31, 2011	185	109	294
June 30, 2010	163	101	264

Comparing Q2 2011 to Q1 2011. Cost of sales declined by $2.2 million, or 25%, in the second quarter of 2011 relative to the first quarter of 2011.  The decline is due to a decrease in harvest volume of 11 MMBF, or 37%, in response to unusually late winter conditions that substantially delayed harvest, offset by increased harvest costs for units requiring cable logging.  Harvest, haul, and other costs increased $33/MBF during the second quarter of 2011 from the first quarter of 2010 as a result of an increase in harvest from units requiring more expensive cable logging methods, as well as a slight increase in timber excise taxes.  Depletion costs increased $29/MBF in the second quarter which reflects increased harvest from stands within the Funds’ tree farms during Q2 compared to Q1, which carry a higher depletion rate than the Partnership’s tree farms because the former were purchased more recently and thus at a higher acquisition cost than the latter.

Comparing Q2 2011 to Q2 2010. Cost of sales increased $2.9 million, or 76%, in the second quarter of 2011 versus the comparable period in 2010 as a result of a 5 MMBF, or 36%, increase in harvest volume and average harvest, haul, and other costs increased $55/MBF in the current quarter when compared to the same period in 2010 as a result of harvest from stands requiring more costly logging methods and longer haul distances.  In addition, depletion costs increased $37/MBF in the second quarter of 2011 relative to the second quarter of 2010 due to harvest from the Funds’ tree farms increasing from 3 MMBF in 2010 to 8 MMBF  in 2011, which represented 41% of second quarter 2011 harvest compared with 19% of second quarter 2010 harvest volume.

Fee Timber cost of sales for the six months ended  June 30, 2011 and June 30, 2010,  respectively, is as follows, with the first table expressing these costs in total dollars and the second table expressing the costs on a per unit of production basis:
(Millions) Six Months Ended	Harvest, Haul and Other	Depletion	Total Cost of Sales	Harvest Volume (MMBF)
June 30, 2011	$9.7	$5.9	$15.6	49
June 30, 2010	4.2	2.2	6.4	26

(amounts per MBF) Six Months Ended	Harvest, Haul and Other	Depletion	Total Cost of Sales
June 30, 2011	$197	$120	$317
June 30, 2010	163	84	247

Comparing YTD 2011 to YTD 2010. For the six months ended June 30, 2011, cost of sales increased $9.2 million, or 144%, versus the comparable period in 2010 as a result of a 23 MMBF, or 88%, increase in harvest volume as well as higher harvest, haul, and depletion costs.  Harvest, haul and other costs increased $34/MBF, or 21%, during the same period which reflects costs incurred to harvest units requiring cable logging and longer distances to customers.  Depletion saw a $36/MBF, or 43%, increase during the first half of 2011 compared to the first half of 2010.  This is attributable to a significant increase in harvest from the Funds’ tree farms from 2010 to 2011 such that the Funds’ share of the Combined harvest total was 39% in 2011 compared to 11% in 2010.

Depletion expense for the quarters ended June 30, 2011, March 31, 2011, and June 30, 2010 was calculated as follows:

	Quarter Ended June 30, 2011
	Partnership		Funds		Combined
Volume harvested (MBF)	11,065	59%	7,756	41%	18,821
Rate/MBF	$63		$247		$138
Depletion expense (Thousands)	$692		$1,913		$2,605

	Quarter Ended March 31, 2011
	Partnership		Funds		Combined
Volume harvested (MBF)	18,796	62%	11,518	38%	30,314
Rate/MBF	$63		$184		$109
Depletion expense (Thousands)	$1,175		$2,117		$3,292

	Quarter Ended June 30, 2010
	Partnership		Funds		Combined
Volume harvested (MBF)	11,654	81%	2,803	19%	14,457
Rate/MBF	$62		$263		$101
Depletion expense (Thousands)	$728		$737		$1,465

When the percentage of harvest from the Funds’ tree farms increases, as it did from the second quarter of 2010 and the first quarter of 2011 compared to the second quarter of 2011, the Combined depletion rate rises also to reflect the Funds’ more pronounced harvest weighting.

Depletion expense for the six months ended June 30, 2011 and June 30, 2010 was calculated as follows:

	Six Months Ended June 30, 2011
	Partnership		Funds		Combined
Volume harvested (MBF)	29,861	61%	19,274	39%	49,135
Rate/MBF	$63		$209		$120
Depletion expense (Thousands)	$1,867		$4,030		$5,897

	Six Months Ended June 30, 2010
	Partnership		Funds		Combined
Volume harvested (MBF)	23,246	89%	2,803	11%	26,049
Rate/MBF	$62		$263		$84
Depletion expense (Thousands)	$1,452		$737		$2,189

Partnership depletion consists primarily of historical timber cost that has been owned by the Partnership for many decades, as well as the Columbia tree farm property that was acquired in 2001.  As relatively newer acquisitions when compared to the Partnership tree farms, the Funds’ tree farms carry a higher depletion rate than our pool of depletion costs for the Partnership tree farms.  The increase in first half 2011 Combined depletion rate over the same period in 2010, reflects the increase in harvest from the Funds to 39% in 2011 compared to 11% in 2010.

Operating Expenses

Fee Timber operating expenses for the quarter ended June 30, 2011 were $1.3 million compared to $1.5 million and $936,000 for the quarters ended March 31, 2011, and June 30, 2010, respectively.  Operating expenses include management, silviculture and the cost of both maintaining existing roads and building temporary roads required for harvest activities for the 114,000 acres owned by the Partnership and the 61,000 acres owned by the Funds. The decrease in operating expense in the second quarter of 2011 over the first quarter of 2011 and the second quarter of 2010 is due to a decrease in road building and maintenance during the second quarter as a result of severe winter weather in the first quarter of 2011, and increased harvest in the second quarter when compared to the second quarter of 2010, with particular emphasis on the prevention of siltation to nearby streams.  Roads are typically built one year in advance of harvest. However, it was necessary to build some roads concurrently with first quarter harvesting on a portion of the newly acquired Funds’ tree farms.  Operating expenses for the Fee Timber segment for the first half of 2011 and 2010 were $2.8 million and $1.8 million, respectively.  The increase in year-to-date expenses over the prior year is attributable to increased road building and maintenance costs to facilitate an increase in harvest levels.

Timberland Management & Consulting

The Timberland Management & Consulting (TM&C) segment primarily develops timberland investment portfolios on behalf of the Funds.  As of June 30, 2011, the TM&C segment managed two private equity timber funds representing $150 million of invested capital under management.  Equity capital in these funds includes a co-investment by the Partnership of 20% of total fund equity capital with the remaining 80% coming from third-party investors.

Accounting guidance requires us to consolidate the Funds into our financial statements.  This creates challenges in how we demonstrate the benefit we receive from the management fees generated in the TM&C segment.  See Accounting Matters ~ Critical Accounting Policies and Estimates ~ Timber Fund Management Fees for more information on accounting for management fees paid by third-party investors.

Revenue and operating loss for the TM&C segment for the quarters ended June 30, 2011 and 2010 were as follows:
(Thousands) Quarter Ended	Revenue	Operating loss
June 30, 2011	$-	$354
June 30, 2010	-	375

Comparing Q2 2011 to Q1 2011. TM&C had no revenue for the quarter ended June 30, 2011 after eliminating $522,000 of revenue earned from managing the funds.  This compares to no revenue for the same period in 2010 after eliminating $337,000 of fund management revenue.  The increase in revenue eliminated resulted from additional fees earned on the management of $58 million of timberland acquired by ORM Timber Fund II, Inc. at the end of the third quarter of 2010.  We managed 61,000 acres in two timber funds in the current quarter versus 36,000 acres in the prior year.

Operating losses generated by the TM&C segment for the quarters ended June 30, 2011 and 2010 totaled $354,000 and $375,000, respectively, after eliminating revenue earned from managing the funds.  The decrease in operating losses is attributable to a small decline in organizational costs associated with the formation of a third timber fund.

Revenue and operating loss for the TM&C segment for the year-to-date periods ended June 30, 2011 and 2010 were as follows:

(Thousands) Six Months Ended	Revenue	Operating loss
June 30, 2011	$-	$784
June 30, 2010	-	616

Comparing  YTD 2011 to YTD 2010. For the six months ended June 30, 2011 and 2010, TM&C had no revenue after eliminating Fund management fee revenue of $1.1 million and $590,000, respectively.  The addition of property under management for Fund II in the fall of 2010 drove the increase in revenue eliminated for the six-month period in 2011 over 2010.  Operating losses for the first half of 2011 increased by $168,000 from $616,000 for the first half of 2010 to $784,000 for the first half of 2011 as a result of costs incurred in connection with boosting Fund harvest levels, legal costs related to formation of a third timber fund, and higher personnel related expenses associated with Fund oversight.

Real Estate

The Partnership’s Real Estate segment consists primarily of revenue from the sale of land within its 2,800-acre portfolio, sales of conservation easements and timberland tracts from the Partnership’s timberland portfolio, and residential and commercial property rents at the Port Gamble townsite.  The Partnership’s Real Estate holdings are located primarily in the Washington counties of Pierce, Kitsap, and Jefferson Counties.  Land sales include the sale of unimproved land which generally consists of larger acreage sales rather than single lot sales and are normally completed with very little capital investment prior to sale.  Rural residential lot sales generally require some capital improvements such as zoning, road building, or utility access improvements prior to completing the sale.  Commercial and residential plat land sales represent land sold after development rights have been obtained and are generally sold with certain infrastructure improvements.

Results from Real Estate operations are expected to vary significantly from year to year as we make multi-year investments in entitlements and infrastructure prior to selling entitled or developed land.  Revenue and operating loss for the Real Estate segment for each of the second quarter 2011 and second quarter of 2010 are as follows:

(Thousands) Quarter Ended	Revenue	Operating income (loss)
June 30, 2011	$2,930	$1,664
June 30, 2010	276	(1,096)

Real Estate revenue and gross margin detail for the quarters ended June 30, 2011 and 2010 is displayed in the table below:
(Thousands)
For the three months ended:				Revenue	Gross Margin
Description	Revenue	Gross margin	Acres Sold	per acre	per acre
Conservation sale	$1,955	$1,715	386	$5,065	$4,443
Unimproved land	375	314	91	4,121	3,451
Residential	324	282	2	162,000	141,000
Total Land	$2,654	$2,311	479	5,541	4,825
Rentals	269	268
Other	7	7
June 30, 2011 Total	$2,930	$2,586

Rentals	$250	$250
Other	26	26
June 30, 2010 Total	$276	$276

Comparing Q2 2011 to Q1 2011. The Real Estate segment experienced a marked increase in activity during the second quarter of 2011, with five closings during the quarter.  The largest of those sales was a 386-acre conservation sale to The Nature Conservancy for almost $2.0 million.  Three additional smaller sales of unimproved land from our Hood Canal tree farm totaling 91 acres were sold in the second quarter together with the sale of a building on 2 acres we owned north of Seattle.  There were no land sales during the second quarter of 2010.  Additional revenue earned by our real estate segment during the quarter of 2011 included commercial and residential rent, the primary revenue earned in the second quarter of 2010.

In May 2011, we purchased a 30,000-square-foot commercial office building in Poulsbo, Washington for $3.2 million, or $108 per square foot.  That acquisition marked the initial transaction of a reverse-1031 exchange, utilized to defer tax gain on three subsequent land sales that closed in June 2011.  Together, the reverse-1031 exchange deferred taxable gain of $2.1 million on the three land sales.  Rental revenue in the second quarter of 2011 increased over the comparable period in 2010 as a result of this acquisition, which included the transfer of a long-term lease with payments of approximately $23,000 per month.  We are in the process of negotiating a sale of our current headquarters building in Poulsbo which, if consummated as anticipated in early 2012, will result in the transfer of our headquarters location into the newly acquired Poulsbo building.  This newly acquired building also contains additional square footage available for expansion as well as rental to third parties.

Management intends to offer rural residential lots to the market as demand for raw land increases.  In normal markets we target 150 to 300 acres of rural residential lot sales annually.  The market for these types of land sales has been extremely weak thus far in 2011 and is not expected to improve over the balance of the year. As a result, we will likely not meet this target in 2011.

Revenue and operating loss for the Real Estate segment for each of the six-month periods ended June 30, 2011 and 2010 are as follows:

(Thousands) Six Months Ended	Revenue	Operating income (loss)
June 30, 2011	$3,145	$807
June 30, 2010	$480	($1,622)

Real Estate revenue and gross margin detail for the six-month periods ended June 30, 2011 and 2010 is displayed in the table below:

(Thousands)
For the six months ended:	Thousands			Revenue	Gross Margin
Description	Revenue	Gross margin	Acres sold	per acre	per acre
Conservation sale	$1,955	$1,715	386	$5,065	$4,443
Unimproved land	375	314	91	4,121	3,451
Residential	324	282	2	162,000	141,000
Total Land	$2,654	$2,311	479	5,541	4,825
Rentals	481	480
Other	10	10
June 30, 2011 Total	$3,145	$2,801

Rentals	$448	$448
Other	32	32
June 30, 2010 Total	$480	$480

Comparing YTD 2011 to YTD 2011. First half of 2011 Real Estate activity included a conservation sale to The Nature Conservancy, three unimproved land sales, and sale of a building on 2 acres north of Seattle.  Rental revenue included commercial and residential rents that were augmented by the addition of a commercial tenant in the new Poulsbo building we purchased in May 2011.  The foregoing activity compared favorably to the first half of 2010 where we did not have any land sales.

Cost of Sales

Real Estate cost of sales for the quarter and six months ended June 30, 2011 included costs incurred in connection with the conservation sale and other land sales during the quarter.  Cost of sales for the quarter and six months ended June 30, 2010 were de minimis.

Operating Expenses

Real Estate operating expenses, excluding $77,000 in environmental remediation charges, were $845,000 for the second quarter of 2011.  Real Estate operating expenses during the same period in 2010, net of $563,000 in environmental remediation charges, were $807,000.  The slight increase in operating expenses from 2010 to 2011 is primarily attributable to an increase in property taxes following the cessation of capitalizing interest, property taxes and insurance to several long-term development projects.  Capitalization of interest, property taxes and insurance to long-term development projects stops once the respective projects reach the point of substantial completion, which was the case for one commercial and two business park lots in Gig Harbor, or construction activity has been intentionally delayed, as was the case for a master planned community in Kingston.  For the six months ended June 30, 2011, Real Estate operating expenses, excluding $344,000 in environmental remediation charges, were $1.7 million. For the first half of 2010, Real Estate operating expenses, excluding $563,000 in environmental remediation charges, were $1.5 million.  This increase is also primarily attributable to the increase in property taxes following cessation of capitalizing interest, property taxes and insurance to development projects.

Basis in Real Estate Projects

“Land Held for Development” on our Condensed Consolidated Balance Sheet represents the Partnership’s cost basis in land that has been identified as having greater value as development property rather than as timberland.  Our Real Estate segment personnel work with local officials to establish entitlements for further development of these parcels.  Costs clearly associated with development or construction of fully entitled projects are generally capitalized, whereas costs associated with projects that are in the entitlement phase are generally expensed.  Those properties that are either for sale, under contract, or the Partnership has an expectation they will sell within the next 12 months, are classified on our balance sheet as a current asset under “Building and Land Held for Sale”.  The $672,000 amount currently in Building and Land Held for Sale reflects our expectation of a sale of the Partnership’s current headquarters building in early 2012.

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

Environmental Remediation

The Partnership has an accrual for estimated environmental remediation costs of $1.8 million as of June 30, 2011 and $1.9 million as of December 31, 2010.  The environmental remediation liability represents estimated payments to be made to monitor and remedy certain areas in and around the townsite/millsite of Port Gamble, and at Port Ludlow, Washington.  The smaller of the two remediation projects in Port Gamble was completed in April of 2011 and required an additional $347,000 above the estimate made at December 31, 2010 to clean up a recently discovered leaking underground storage tank site.

During the second quarter, the Washington State Department of Ecology (DOE) received comments on the RI/FS reports from tribal stakeholders following the extended public comment period.  DOE has agreed to modify the RI/FS by the end of 2011, contemporaneously with development of a clean-up action plan and consent decree.  The Company will assess the modified RI/FS and subsequent consent decree, when they become available, for material changes to the inputs that are already built into the current draft RI/FS.

Additionally, during the second quarter of 2011 the Partnership recorded a charge of $77,000 relating to final expenses incurred associated with a second and separate remediation effort completed during the quarter at Port Gamble.

The environmental remediation accrual contains costs estimated in connection with a site within the resort community of Port Ludlow. During the second quarter, additional investigative work was performed to refine the characterization of the extent of the contamination.  During the second half of the year, we expect to continue monitoring the site with the intent to point toward feasibility of remedies if and when appropriate.  As such, we have no changes to the accrual for this project.

The environmental liability at June 30, 2011 is comprised of $224,000 that the Partnership expects to expend in the next 12 months and $1.5 million thereafter.  Statistical models have been used to estimate the liability and suggest a potential aggregate range of loss of $744,000 to $3.8 million.

Activity in the environmental remediation liability is detailed as follows:

	Balances at	Additions	Expenditures
	the Beginning	to	for	Balance at
(Thousands)	of the Period	Accrual	Remediation	Period-end
Year ended December 31, 2010	$1,269	$875	$211	$1,933
Quarter ended March 31, 2011	1,933	267	282	1,918
Quarter ended June 30, 2011	1,918	77	235	1,760

General and Administrative (G&A)

G&A expenses for the quarters ended June 30, 2011 and 2010 were $1.2 million and $1.5 million, respectively. This decrease in G&A expense in 2011 is due to development and adoption of a new incentive compensation plan first recorded in 2010 that required a catch-up accrual for multi-year performance cycles.  G&A expenses for the first six months of 2011 were $2.2 million compared to $2.4 for the first six months of 2010; the decrease from the first half of 2010 is attributable to the catch-up accrual for the incentive compensation plan recorded in 2010.

Interest Income and Expense

Interest income for the quarter ended June 30, 2011 declined to $10,000 compared to $27,000 for the corresponding period of 2010. The decrease in interest income is due to lower cash balances and a decline in average interest rates earned on the portfolio.  Interest income for the six-month periods ended June 30, 2011 and 2010 was $22,000 and $61,000, respectively.  The decline in interest expense is due primarily to the low cash balances we have been carrying in 2011 since taking a draw on the operating line of credit in December of 2010 to repurchase units.

Interest expense for the three-month periods ended June 30, 2011 and 2010 was $541,000 and $321,000, respectively. This increase results from additional interest expense due to an increase in borrowings on the operating line of credit in 2011 over 2010 and interest expense from the Fund II timberland mortgage that closed in the fall of 2010. The Partnership’s debt consists primarily of mortgage debt with fixed interest rates and an operating line of credit that uses LIBOR with a spread that ranges from 225 to 325 basis points.  Interest expense increased to $1.1 million for the six months ended June 30, 2011 from $862,000 from the comparable period in 2010.  This is attributable to an increase in borrowings on the line of credit in 2011 and additional interest expense associated with the Fund II timberland mortgage.

For the quarter ended June 30, 2011, $108,000 of interest expense was capitalized, $101,000 of which was added to the long-term Gig Harbor residential development project.  A small amount was also capitalized to one other long-term project.  In the second quarter of 2010, we capitalized a combined $78,000 of interest expense to the Gig Harbor project and small amounts were also capitalized to two other long-term projects.  Notwithstanding the decrease in projects being allocated capitalized interest, we experienced a modest increase in capitalized interest during the second quarter of 2011 relative to 2010 because the early extinguishment of the John Hancock mortgage in 2010 was temporarily refinanced with our operating line of credit which carries a low interest rate.  This low interest rate in 2010 served to lower the weighted average cost of debt relative to 2011 in spite of the new mortgages which carry a lower weighted average interest rate.   For the six months ended June 30, 2011, capitalized interest declined to $206,000 compared to $318,000 for the comparable period in 2010 due to the cessation of capitalized interest on projects considered substantially complete.

Income Tax

Pope Resources is a limited partnership and is therefore not subject to federal income tax. Taxable income/loss is instead reported to unitholders each year on a Form K-1 for inclusion in each unitholder’s tax return. Pope Resources does have corporate subsidiaries, however, that are subject to income tax liability.

The Partnership recorded tax expense of $83,000 for the quarter ended June 30, 2011.  For the second quarter of 2010, the Partnership recorded no tax.   For the six months ended June 30, 2011 and 2010, we recorded tax expense of $139,000 and $12,000, respectively.

Noncontrolling interests-ORM Timber Funds

Noncontrolling interests-ORM Timber Funds represent that 80% portion of the Funds’ 2011 net income or loss which is attributable to third-party owners of the Funds.  Whereas in 2010 we added back 80% of the Funds’ loss for the period, in 2011 we deducted 80% of the Funds’ income. This shift reflects commencement of harvest activities and favorable log market dynamics in 2011 compared to harvest of 3 MMBF from the Funds in the first half of 2010.

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

The Partnership’s debt agreements have covenants which are measured quarterly.  Among the covenants measured, is a requirement that the Partnership not exceed a maximum debt-to-total-capitalization ratio of 30%, with total capitalization calculated using fair market (vs. carrying) value of timberland, roads and timber.  The Partnership is comfortably in compliance with this covenant as of June 30, 2011 and expects to remain in compliance for at least the next twelve months.  As such, all long-term debt agreements are appropriately classified on the balance sheet.

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

In connection with the new term loan, we elected to extend the Partnership’s revolving line of credit with NWFCS from August 2011 to August 2013 and to reduce the maximum borrowing limit from $35 million to $20 million.  The line of credit had $5.3 million drawn as of June 30, 2011, down from $9.6 million at December 31, 2010. The line of credit balance remained unchanged from March 31, 2011 to June 30, 2011 notwithstanding considerable paydown and draw activity during the quarter and the commercial building in Poulsbo that we acquired for $3.2 million in May 2011 that was financed by drawing on our line of credit.

Simultaneous with a timberland acquisition during the third quarter of 2010, Fund II closed on an $11 million timberland mortgage with MetLife Insurance Company.  The mortgage is a non-amortizing 10-year loan with an interest rate of 4.85%.  The agreement allows for, but does not require, annual principal payments of up to 10% without incurring a make-whole premium.

The $61,000 variance in cash balance for the six-month periods ended June 30, 2011 to June 30, 2010 is due primarily to the following:

	Q2 2011 vs. Q2 2010 cash flow changes
	Six months ending	Six months ending
(Thousands)	June 30, 2011	June 30, 2010	Change
Cash provided by operations	$13,667	$1,123	$12,544
Investing activities
Redemption of investments	-	1,497	(1,497)
Capital expenditures and timberland acquisition	(4,091)	(443)	(3,648)
Cash provided by (used in) investing activities	(4,091)	1,054	(5,145)
Financing activities
Repayment of line of credit and long-term debt	(4,302)	(868)	(3,434)
Extinguishment of long-term debt	-	(18,554)	18,554
Proceeds from issuance of long-term debt	-	20,000	(20,000)
Debt issuance costs	-	(81)	81
Cash distributions to unitholders	(2,191)	(920)	(1,271)
Cash distributions to fund investors, net of distributions to Partnership	(3,312)	(8)	(3,304)
Cash from option exercises, net	516	148	368
Payroll taxes paid upon restricted unit vesting	(226)	-	(226)
Proceeds from Fund II preferred share issuance	-	125	(125)
Cash used in financing activities	(9,515)	(158)	(9,357)

Net increase (decrease) in cash and cash equivalents	$61	$2,019	($1,958)

Cash provided by operating activities was $13.7 million for the six months ended June 30, 2011 versus $1.1 million for the corresponding period in 2010. The increase in cash provided by operating activities primarily results from a 23 MMBF increase in timber volume harvested in the first six months of 2011 versus 2010, higher log prices in 2011, and $3.1 million in real estate sales that did not have a counterpart in 2010.

Cash used in investing activities was $4.1 million for the first six months of 2011 versus cash provided by investing activities of $1.1 million for the corresponding period in 2010. The increase in cash used in investing activities is primarily due to the acquisition of a commercial office building in Poulsbo for $3.2 million in May 2011.  Also contributing to the increase, in the first half of 2010 we received $1.5 million in connection with the redemption of investments that did not recur in 2011.  Other capital expenditures (including the aforementioned Poulsbo building) are detailed in the following table:

(Thousands)
For the six months ended:	June 30, 2011
Capitalized interest:
Gig Harbor	$193
Tala Point	13
Total capitalized interest		206
Capitalized development expenditures:
Gig Harbor	209
Tala Point	13
Kitsap	42
Other sites	23
Capitalized development expenditures before capitalized interest		287
Total capitalized development expenditures		493
Reforestation and roads		488
Poulsbo commercial office building		3,210
Port Gamble capital improvements		104
Vehicles and miscellaneous		149
Total capital expenditures		$4,444

Cash used in financing activities increased to $9.5 million for the first six months of 2011 from $158,000 for the comparable period in prior year. This increase is due to an increase in distributions to Pope unitholders and distributions by the Funds to their investors in 2011 over 2010.   Also contributing to the year-over-year increase is the partial pay down of the operating line of credit.

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

Capital Expenditures and Commitments

Projected capital expenditures for the full year 2011 will approximate $5.8 million, including capitalized interest.  Projected capital expenditures for the remainder of 2011 are $1.4 million, including capitalized interest, and are currently expected to include the following:

(Thousands)
For the period beginning July 1, 2011 and ending December 31, 2011:
Capitalized interest:
Gig Harbor	$203
Tala Point	15
Total capitalized interest		218
Capitalized development expenditures:
Gig Harbor	42
Tala Point	32
Other sites	67
Capitalized development expenditures before capitalized interest		141
Total capitalized development expenditures		359
Reforestation and roads		854
Port Gamble capital improvements		34
Vehicles and miscellaneous		103
Total capital expenditures		$1,350

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

Timber Fund Management Fees

Stand-alone financial statements for Pope Resources include 100% of the revenue from managing the private equity timber funds and the stand-alone statements for the Funds include 100% of the management fee expense.  The dollar amounts are the same, allowing for elimination of these two amounts in consolidation with no income impact to the consolidated entity.  Each fund is owned 20% by the Partnership and, as a result, 80% of these management fees are paid by third-party investors.  The 80% of management fees paid by third-party investors flows to Pope Resources’ earnings through the add back of Noncontrolling interests ORM Timber Funds, effectively bringing the management fee back into consolidated income, thus allowing the result to flow through the to the earnings of Pope Resources income statement.  We generated $522,000 and $337,000 of such management fee revenue in the quarters ended June 30, 2011 and 2010, respectively.  We generated $1.1 million and $590,000 of management fee revenue for the six months ended June 30, 2011 and 2010, respectively.  As part of the aforementioned consolidation, these fees were eliminated from revenue in TM&C and from operating expenses in Fee Timber.

For a further discussion of our critical accounting policies and estimates see Accounting Matters in the Management Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of June 30, 2011, the consolidated fixed-rate debt outstanding had a fair value of approximately $43.5 million based on the current interest rates for similar financial instruments. A change in the interest rate on fixed-rate debt will affect the fair value of the debt, whereas a change in the interest rate on variable-rate debt will affect interest expense and cash flows. A hypothetical 1% change in prevailing interest rates would change the fair value of the Partnership's fixed-rate long-term debt obligations by $2.7 million. We are not subject to material foreign currency risk, derivative risk, or similar uncertainties.

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

PART II - OTHER INFORMATION

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

Fee Timber

Fee Timber revenue is generated primarily through the sale of softwood logs both to third-party intermediaries who resell them to the export market and to domestic mills. Over the past year, the export market has come to the fore as the primary outlet for our log sale program with the emergence of China, particularly, as an active acquirer of Pacific Northwest sawlogs. Until this past year, Japan had been the primary destination for sawlogs shipped from our region to Asia, even as we have seen log prices erode in the Japanese market in the face of competition from regions outside of the United States and emergent market acceptance in Japan for engineered wood products.  These export markets for Pacific Northwest logs are significantly affected by fluctuations in United States, Japanese and, increasingly, Chinese and Korean economies, as well as by the foreign currency exchange rate between these Asian currencies and the U.S. dollar and ocean transportation costs.  Log flows to China could stall or reverse and this would have a negative impact on our operating results. On the other hand, the domestic market for logs in our operating area depends heavily on U.S. housing starts that are at depressed levels and this has reduced demand for lumber which in turn reduces demand for our sawlogs.  To the extent the housing crisis continues or deepens the negative impacts on our operating results could continue.

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

Timberland Management & Consulting

Management is working to expand our fee-for-service business through the expansion of the timber fund business, which represents the primary source of revenue within our Timberland Management & Consulting segment. To date we have acquired timberlands on behalf of the Funds, including full deployment of Fund I and Fund II. Unlike other components of our business, which relate solely or primarily to real estate and timber operations, this line of business carries risks relating to the offer and sale of securities, and to the management of investment operations. Among other risks, this line of business includes potential liability to investors if we are determined to have made material misstatements or omissions to those investors, potential accusations that we have breached fiduciary duties to other limited partners, and similar types of investor action. Moreover, litigation of shareholder-related matters can be expensive and time consuming, and if brought, would likely distract management from their focus on ordinary operating activities.  Management plans to continue to create new funds in the future but success in this venture depends first on raising investment capital from third parties and then putting that committed capital to work by acquiring timberland properties at attractive prices that enable earnings satisfactory future returns on that deployed capital. Failing to execute on either of these two fronts (capital raising or capital placement) will limit our ability to grow this segment’s business.

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

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 5, 2011.

POPE RESOURCES,
A Delaware Limited Partnership

By:	POPE MGP, Inc.
Managing General Partner

By: /s/ David L. Nunes
David L. Nunes
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Thomas M. Ringo
Thomas M. Ringo
Vice President and CFO
(Principal Accounting and Financial Officer)