Form 10-Q
period 2011-09-30
POPE RESOURCES LTD PARTNERSHIP
filed 2011-11-04
CIK 784011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Partnership units outstanding at November 4, 2011: 4,387,903

Pope Resources
Index to Form 10-Q Filing
For the Quarter Ended September 30, 2011

P A R T I – FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
Pope Resources, a Delaware Limited Partnership
September 30, 2011 and December 31, 2010
(Thousands)
	2011	2010
ASSETS
Current assets
Partnership cash and cash equivalents	$166	$237
ORM Timber Funds cash and cash equivalents	1,073	2,186
Cash and cash equivalents	1,239	2,423
Accounts receivable, net	1,160	543
Building and land held for sale	1,148	3
Current portion of contracts receivable	18	219
Prepaid expenses and other	708	805
Total current assets	4,273	3,993
Properties and equipment, at cost
Timber and roads, net of accumulated depletion
of $67,626 and $60,044	158,055	164,961
Timberland	34,111	33,980
Land held for development	28,370	27,737
Buildings and equipment, net of accumulated
depreciation of $6,090 and $7,739	5,968	3,854
Total properties and equipment, at cost	226,504	230,532
Other assets
Contracts receivable, net of current portion	569	652
Other	685	660
Total other assets	1,254	1,312
Total assets	$232,031	$235,837

LIABILITIES, PARTNERS' CAPITAL AND NONCONTROLLING INTERESTS
Current liabilities
Accounts payable	$1,499	$868
Accrued liabilities	2,849	2,656
Current portion of long-term debt	31	30
Deferred revenue	467	674
Other current liabilities	361	588
Total current liabilities	5,207	4,816
Long-term liabilities
Long-term debt, net of current portion	47,380	50,468
Other long-term liabilities	1,722	1,746
Partners' capital and noncontrolling interests
General partners' capital (units issued and outstanding 60 and 60)	1,036	992
Limited partners' capital (units issued and outstanding 4,269 and 4,203)	73,660	69,998
Noncontrolling interests	103,026	107,817
Total partners' capital and noncontrolling interests	177,722	178,807
Total liabilities, partners' capital, and noncontrolling interests	$232,031	$235,837

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (Unaudited)

Pope Resources, a Delaware Limited Partnership
For the Three Months and Nine Months Ended September 30, 2011 and 2010
(Thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010

Revenue	$7,522	$8,591	$39,465	$22,646
Cost of timber and land sold	(4,449)	(4,566)	(20,366)	(10,997)
Operating expenses	(2,887)	(2,127)	(8,105)	(6,092)
Real estate environmental remediation	(2)	(5)	(346)	(568)
General and administrative expenses	(950)	(1,004)	(3,192)	(3,397)
Income (loss) from operations	(766)	889	7,456	1,592

Other income (expense)
Interest expense	(559)	(493)	(1,674)	(1,355)
Debt extinguishment costs	-	-	-	(1,250)
Capitalized interest	108	142	314	460
Interest income	10	30	32	91
Realized gain on investments	-	-	-	11
Total other expense	(441)	(321)	(1,328)	(2,043)

Income (loss) before income taxes	(1,207)	568	6,128	(451)
Income tax benefit (expense)	(19)	37	(158)	25
Net income (loss)	(1,226)	605	5,970	(426)

Net loss attributable to noncontrolling interests
ORM Timber Funds	664	445	435	801
Net income (loss) attributable to unitholders	$(562)	$1,050	$6,405	$375

Allocable to general partners	$(8)	$14	$89	$5
Allocable to limited partners	(554)	1,036	6,316	370
	$(562)	$1,050	$6,405	$375

Earnings (loss) per unit attributable to unitholders
Basic	$(0.14)	$0.23	$1.42	$0.07
Diluted	$(0.14)	$0.22	$1.42	$0.07

Weighted average units outstanding
Basic	4,329	4,567	4,321	4,546
Diluted	4,329	4,603	4,323	4,583

Distributions per unit	$0.35	$0.25	$0.85	$0.45

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Pope Resources, a Delaware Limited Partnership
Nine Months Ended September 30, 2011 and 2010
(Thousands)
	2011	2010
Net income (loss)	$5,970	$(426)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depletion	7,618	3,909
Capitalized development activities, net of reimbursements	(743)	(743)
Equity-based compensation	738	568
Excess tax benefit from equity-based compensation	-	(104)
Depreciation and amortization	526	485
Gain on investments	-	(11)
Deferred taxes	(43)	(183)
Cost of land sold	110	67
Write-off of debt issuance costs	-	32
Cash flows from changes in operating accounts
Accounts receivable, net	(637)	(708)
Contracts receivable	284	157
Prepaid expenses and other current assets	79	89
Accounts payable and accrued liabilities	825	1,742
Deferred revenue	(207)	60
Other current liabilities	38	20
Environmental remediation	(264)	378
Other long-term liabilities	(24)	(26)
Net cash provided by operating activities	14,270	5,306

Cash flows from investing activities
Redemption of investments	-	1,497
Reforestation and roads	(886)	(339)
Buildings and equipment	(3,548)	(235)
ORM Timber Fund II, Inc. land acquisition	(140)	(58,206)
Net cash used in investing activities	(4,574)	(57,283)

Cash flows from financing activities
Repayment of line of credit, net	(3,064)	-
Repayment of long-term debt	(23)	(1,031)
Extinguishment of long-term debt	-	(18,554)
Proceeds from issuance of long-term debt	-	31,000
Debt issuance costs	-	(283)
Unit repurchases	-	(355)
Proceeds from option exercises, net	516	573
Payroll taxes paid upon restricted unit vesting	(226)	-
Excess tax benefit from equity-based compensation	-	104
Cash distributions to unitholders	(3,727)	(2,080)
Cash distributions - ORM Timber Funds, net of distributions to Partnership	(4,348)	-
Capital call - ORM Timber Fund II, Inc.	-	38,800
Preferred stock issuance - ORM Timber Fund II, Inc.	-	125
Preferred stock distribution - ORM Timber Fund II, Inc.	(8)	(8)
Net cash provided by (used in) financing activities	(10,880)	48,291

Net decrease in cash and cash equivalents	(1,184)	(3,686)
Cash and cash equivalents at beginning of period	2,423	7,180
Cash and cash equivalents at the end of the nine-month period	$1,239	$3,494

See accompanying notes to condensed consolidated financial statements.

POPE RESOURCES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2011

1.
The condensed consolidated financial statements as of September 30, 2011 and December 31, 2010 and for the three- and nine-month periods then ended have been prepared by Pope Resources, A Delaware Limited Partnership (the “Partnership”) pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The condensed consolidated financial statements are unaudited, but, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2010, is derived from the Partnership’s audited consolidated financial statements and notes thereto for the year ended December 31, 2010, and should be read in conjunction with such financial statements and notes. The results of operations for the interim periods are not indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2011.

2.
The financial statements in the Partnership's 2010 annual report on Form 10-K include a summary of significant accounting policies of the Partnership and should be read in conjunction with this Quarterly Report on Form 10-Q.

3.
Basic net earnings (loss) per unit are calculated by dividing net income (loss) attributable to unitholders, adjusted for non-forfeitable distributions paid out to unvested restricted unitholders and Fund II preferred shareholders, by the weighted average units outstanding during the period. Diluted net earnings (loss) per unit are calculated by dividing net income (loss) attributable to unitholders, adjusted for non-forfeitable distributions paid out to unvested restricted unitholders and Fund II preferred shareholders, by the weighted average units outstanding during the year plus additional units that would have been outstanding assuming the exercise of in-the-money unit equivalents using the treasury stock method, unless the assumed exercise is antidilutive.

The table below displays how we arrived at options used to calculate dilutive unit equivalents and subsequent treatment of dilutive unit equivalents based on net income (loss) for the period:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Thousands)	2011	2010	2011	2010
Average per unit trading price	$45.17	$25.75	$43.34	$26.13
Total options outstanding at end of period	6	103	6	103
Less: options with strike price above average trading price (out-of-the-money)	-	(2)	-	(2)
Options used in calculation of dilutive unit equivalents	6	101	6	101

Net income (loss) attributable to Pope Resources’ unitholders	$(562)	$1,050	$6,405	$375

Dilutive unit equivalents used to calculate dilutive EPS	2	36	2	37
Less: unit equivalents considered anti-dilutive due to net loss in period	(2)	-	-	-
Dilutive unit equivalents used to calculate dilutive EPS	-	36	2	37

The following table shows how we arrived at basic and diluted income (loss) per unit:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(Thousands)	2011	2010	2011	2010
Net income (loss) attributable to Pope Resources' unitholders	$(562)	$1,050	$6,405	$375
Less:
Net income attributable to unvested restricted unitholders	(20)	(16)	(250)	(29)
Dividends paid to Fund II preferred shareholders	(4)	(4)	(12)	(8)
Net income (loss) for calculation of EPS	$(586)	$1,030	$6,143	$338

Weighted average units outstanding (in thousands):
Basic	4,329	4,567	4,321	4,546
Dilutive effect of unit equivalents	-	36	2	37
Diluted	4,329	4,603	4,323	4,583

Earnings (loss) per unit: Basic	$(0.14)	$0.23	$1.42	$0.07
Earnings (loss) per unit: Diluted	$(0.14)	$0.22	$1.42	$0.07

Options to purchase 5,500 units at prices ranging from $10.75 to $17.40 were outstanding at September 30, 2011. There were no out-of-the money options to exclude from the calculation of dilutive unit equivalents for the quarter or nine months ended September 30, 2011.  Options to purchase 102,810 units at prices ranging from $9.30 to $37.73 per unit were outstanding as of September 30, 2010.  As of September 30, 2010, 1,869 options at prices ranging from $28.50 to $37.73 were excluded from the calculation of dilutive unit equivalents as they were out-of-the-money and, as such, anti-dilutive.

4.
The Partnership granted 20,500 restricted units pursuant to a new management incentive compensation program in January 2011.  These restricted units vest ratably over four years with the grant date fair value equal to the market price on the date of grant. We recognized $197,000 of equity compensation expense related to these restricted units in the first nine months of 2011 which includes accelerated expense related to retirement-eligible employees.

5.
Supplemental disclosure of cash flow information:  interest paid, net of amounts capitalized, totaled $1.3 million and $898,000 for the nine months ended September 30, 2011 and 2010, respectively.  Income taxes paid in the first nine months of 2011 was $46,000 compared to $5,000 of income taxes paid in the first nine months of 2010.

6.
The majority of the Company’s financial instruments are carried at fair value.  Those include cash, cash equivalents, accounts receivable, and contracts receivable.  Pursuant to accounting guidance, these instruments for the period presented are considered a Level 1 fair value measurement.

The Partnership's long-term debt is not actively traded and, as such, fair values were estimated using discounted cash flow analyses, based on the Partnership’s current estimated incremental borrowing rates for similar types of borrowing arrangements, which are considered level 3 inputs.  As of September 30, 2011 and December 31, 2010, consolidated fixed-rate debt outstanding had a fair value of approximately $46.6 million and $41.9 million, respectively.

7.
The Partnership has two general partners: Pope MGP, Inc. and Pope EGP, Inc. In total, these two entities own 60,000 partnership units. The allocation of distributions and loss between the general and limited partners is pro rata across all units outstanding.

8.
In the presentation of the Partnership’s revenue and operating income (loss) by segment all intersegment revenue and expense is eliminated to determine externally reported operating income (loss) by business segment. The tables that follow reconcile internally reported income (loss) from operations to externally reported income (loss) from operations by business segment, for the three and nine months ended September 30, 2011 and 2010:

	Fee Timber
Three Months Ended	Pope Resources	ORM Timber	Total	Timberland Management &	Real
September 30, (Thousands)	Timber	Funds	Fee Timber	Consulting	Estate	Other	Consolidated
2011
Revenue internal	$4,334	$2,737	$7,071	$488	$575	$-	$8,134
Eliminations	(112)	-	(112)	(488)	(12)	-	(612)
Revenue external	4,222	2,737	6,959	-	563	-	7,522

Cost of timber and land sold	(1,896)	(2,472)	(4,368)	-	(81)	-	(4,449)

Operating, general and
administrative expenses internal	(1,272)	(909)	(2,181)	(445)	(875)	(950)	(4,451)
Eliminations	12	488	500	112	-	-	612
Operating, general and
administrative expenses external	(1,260)	(421)	(1,681)	(333)	(875)	(950)	(3,839)

Income (loss) from operations
internal	1,166	(644)	522	43	(381)	(950)	(766)
Eliminations	(100)	488	388	(376)	(12)	-	-
Income (loss) from operations
external	$1,066	$(156)	$910	$(333)	$(393)	$(950)	$(766)

2010
Revenue internal	$6,581	$1,721	$8,302	$412	$340	$-	$9,054
Eliminations	(54)	-	(54)	(397)	(12)	-	(463)
Revenue external	6,527	1,721	8,248	15	328	-	8,591

Cost of timber and land sold	(2,915)	(1,648)	(4,563)	-	(3)	-	(4,566)

Operating, general and
administrative expenses internal	(845)	(566)	(1,411)	(361)	(823)	(1,004)	(3,599)
Eliminations	12	394	406	57	-	-	463
Operating, general and
administrative expenses external	(833)	(172)	(1,005)	(304)	(823)	(1,004)	(3,136)

Income (loss) from operations
internal	2,821	(493)	2,328	51	(486)	(1,004)	889
Eliminations	(42)	394	352	(340)	(12)	-	-
Income (loss) from operations
external	$2,779	$(99)	$2,680	$(289)	$(498)	$(1,004)	$889

	Fee Timber
Nine Months Ended	Pope Resources	ORM Timber	Total	Timberland Management &	Real
September 30, (Thousands)	Timber	Funds	Fee Timber	Consulting	Estate	Other	Consolidated
2011
Revenue internal	$$22,918	$13,173	$36,091	$1,577	$3,744	$-	$41,412
Eliminations	(334)	-	(334)	(1,577)	(36)	-	(1,947)
Revenue external	22,584	13,173	35,757	-	3,708	-	39,465

Cost of timber and land sold	(9,434)	(10,507)	(19,941)	-	(425)	-	(20,366)

Operating, general and
administrative expenses internal	(3,382)	(2,699)	(6,081)	(1,448)	(2,869)	(3,192)	(13,590)
Eliminations	39	1,577	1,616	331	-	-	1,947
Operating, general and
administrative expenses external	(3,343)	(1,122)	(4,465)	(1,117)	(2,869)	(3,192)	(11,643)

Income (loss) from operations
internal	10,102	(33)	10,069	129	450	(3,192)	7,456
Eliminations	(295)	1,577	1,282	(1,246)	(36)	-	-
Income (loss) from operations
external	$$9,807	$1,544	$11,351	$(1,117)	$414	$(3,192)	$7,456

*Includes $346,000 of environmental remediation expense

2010
Revenue internal	$18,504	$3,427	$21,931	$1,002	$844		$-	$23,777
Eliminations	(108)	-	(108)	(987)	(36)		-	(1,131)
Revenue external	18,396	3,427	21,823	15	808		-	22,646

Cost of timber and land sold external	(8,014)	(2,977)	(10,991)	-	(6)		-	(10,997)

Operating, general and
administrative expenses internal	(2,443)	(1,385)	(3,828)	(1,041)	(2,922)		(3,397)	(11,188)
Eliminations	39	971	1,010	121	-		-	1,131
Operating, general and
administrative expenses external	(2,404)	(414)	(2,818)	(920)	(2,922	) *	(3,397)	(10,057)

Income (loss) from operations
internal	8,047	(935)	7,112	(39)	(2,084)		(3,397)	1,592
Eliminations	(69)	971	902	(866)	(36)		-	-
Income (loss) from operations
external	$7,978	$36	$8,014	$(905)	$(2,120)		$(3,397)	$1,592

*Includes $568,000 of environmental remediation expense

9.
The Funds were formed by Olympic Resource Management LLC (ORMLLC), a wholly owned subsidiary of Pope Resources, for the purpose of attracting capital to purchase timberlands.  The objective of these Funds is to generate a return on investments through the acquisition, management, value enhancement and sale of timberland properties.  Both Funds will operate for a term of ten years from the end of the drawdown period, with Fund I terminating August 2017 and Fund II terminating March 2021.  Pope Resources and ORMLLC together own 20% of each Fund and both Funds are consolidated into the Partnership’s financial statements.  The Funds’ statements of operations included management fees paid to ORMLLC which are eliminated in consolidation.  The Partnership’s consolidated balance sheet included assets and liabilities of the Funds as of September 30, 2011 and December 31, 2010, which were as follows:

ORM Timber Funds

(Thousands)	September 30, 2011	December 31, 2010
Assets:
Cash and cash equivalents	$1,073	$2,186
Other current assets	447	413
Total current assets	1,520	2,599
Timber and roads, net	120,731	125,456
Timberlands	18,747	18,607
Other assets	130	141
Total assets	$141,128	$146,803
Liabilities and equity:
Current liabilities	$1,253	$954
Current portion of long-term debt	31	30
Long-term debt	11,044	11,068
Total liabilities	12,328	12,052
Funds' equity	128,800	134,751
Total liabilities and equity	$141,128	$146,803

10.
During the third quarter of 2011, the Partnership had net incremental borrowings of $1.2 million on its operating line of credit, increasing the outstanding borrowings from $5.3 million at June 30, 2011 to $6.5 million at September 30, 2011.  For the nine months ended September 30, 2011, the Partnership repaid $3.1 million on the operating line of credit, reducing outstanding borrowings from $9.6 million at December 31, 2010.  The outstanding borrowings are recorded within long-term debt because the line of credit does not mature until 2013 and predictability of cash flows in light of operating needs is not reliable enough to suggest a meaningful and accurate bifurcation of what portion of the line of credit can or will be paid down in the near term

Accrued interest relating to all debt instruments was $492,000 and $453,000 at September 30, 2011 and December 31, 2010, respectively, and is included in accrued liabilities.

11.
The Partnership has an accrual for estimated environmental remediation costs of $1.7 million as of September 30, 2011 and $1.9 million as of December 31, 2010.  The environmental remediation liability represents estimated payments to be made to monitor and remedy certain areas in and around the townsite and millsite at Port Gamble, Washington, and at Port Ludlow, Washington.

During the third quarter of 2011, the Washington State Department of Ecology (DOE) performed some additional sampling during the quarter that will inform modification of the Remedial Investigation and Feasibility Study (RI/FS).  The updated RI/FS is scheduled to be issued by the end of 2011, followed by the development of a clean-up action plan and consent decree.

Additionally, during the third quarter of 2011 the DOE issued a “No Further Action” letter related to a separate remediation effort completed during the third quarter at Port Gamble confirming we have no further remediation obligations for the project.  Total charges for this project were approximately $478,000.

The environmental remediation accrual also contains costs estimated in connection with a site located within the resort community of Port Ludlow. During the third quarter of 2011, additional investigative work was performed to further refine the characterization and extent of the contamination.  During the fourth quarter of 2011, we will continue monitoring the site with the intent to obtain data which point toward feasibility of remedies if and when appropriate.

The environmental liability at September 30, 2011 is $1.7 million.  Statistical models have been used to estimate the liability and suggest a potential aggregate range of loss of $744,000 to $3.8 million.

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

EXECUTIVE OVERVIEW

Pope Resources, A Delaware Limited Partnership (“we” or the “Partnership”), is engaged in three primary businesses.  The first, and by far most significant segment in terms of owned assets and operations, is the Fee Timber segment.  This segment includes timberlands owned directly by the Partnership and operations of the two private equity funds ("Funds").   When we refer to the timberland owned by the Partnership, we describe it as the Partnership’s tree farms.  We refer to timberland owned by the Funds as the Funds’ tree farms.  When referring collectively to the Partnership’s and Funds’ timberland we will refer to them as the Combined tree farms.  Operations in this segment consist of growing timber to be harvested as logs for sale to export brokers and domestic manufacturers.  The second most significant business in terms of total assets owned is the development and sale of real estate.  Real Estate activities primarily take the form of securing permits, entitlements, and, in some cases, installing infrastructure for raw land development and then realizing that land’s value by selling larger parcels to buyers who will take the land further up the value chain, either to home buyers or to operators and lessors of commercial property.  Since these land projects span multiple years, the Real Estate segment may incur losses for multiple years while a project is developed, and will not recognize operating income until that project is sold.  In addition, within this segment we sometimes negotiate and sell conservation easements (CE’s) on Fee Timber properties to preclude future development.  Our third business, which we refer to as Timberland Management & Consulting, or “TM&C,” is raising and investing capital from third parties for private equity timber funds, and thereafter managing those funds for the benefit of all investors.

Our current strategy for adding timberland acreage is centered on our private equity timber fund business model, which consists of raising investment capital from third-party investors and investing that capital, along with our own co-investment, into new timberland properties.  We have raised two timber funds that have acquired a total of $150 million in commercial timberland properties.  Our 20% co-investment in the Funds, which totals $28 million, affords us a share of the Funds’ operating cash flows while allowing us to earn asset management and timberland management fees as well as incentive fees based upon the overall success of each fund.  Management also believes that this strategy allows us to maintain more sophisticated expertise in timberland acquisition, valuation, and management than could be cost-effectively maintained for the Partnership’s timberlands alone.  We believe our co-investment strategy also boosts our credibility with existing and prospective investors by demonstrating that we have both an operational as well as a financial commitment to the Funds’ successes.

Land held for sale in western Washington by our Real Estate segment is suitable primarily for residential and commercial building sites. The markets for these resources have recently suffered along with regional and national markets, producing a decline in our sales. The primary challenges of our Real Estate segment center around how and when to “harvest” a parcel of land and capture the optimum value increment by selling the property, balancing the long-term risks of carrying and developing a property against the potential for income and positive cash flows upon sale.

Revenue and net income declined from the second to the third quarter in response to an expected increase in regional supply of logs and lumber as the arrival of summer marks the peak of logging operations in high elevation areas.  This decline in harvest volume from the Combined tree farms results primarily from management’s strategy for timing our harvest volume to coincide with what we believe will be relatively higher log pricing. For example, we shifted what might otherwise have been third-quarter harvest volume into the second quarter of 2011 to avoid competing with a seasonal influx of wood into the market and softening of log prices.  As a result we harvested 12 million board feet (MMBF) in the third quarter of 2011 compared to 19 MMBF in the second quarter of 2011 and 16 MMBF harvested in the third quarter of 2010.  Realized log prices declined 5%, or $27 per thousand board feet (MBF), from $582/MBF to $555/MBF, between the second and third quarters of 2011.  For the nine months ended September 30, 2011 we harvested 61 MMBF compared to 42 MMBF for the first nine months of 2010.  We expect our harvest volume for the full year 2011 to be between 86 and 89 MMBF, with the final total depending on the strength or weakness of log markets as well as weather patterns in the final quarter of the year.

We have a unit repurchase program which permits repurchases through December 2011.  Between December 2008 and December 2010, we repurchased roughly 125,000 units with a weighted average unit purchase price of $20.04 and we have an unutilized authorization for unit repurchases of $2.5 million.  On December 31, 2010, we repurchased 334,340 units from a single unitholder, outside the scope of the formal repurchase program, for $35.50 per unit (which excludes a $0.05 per unit commission paid on settlement).  The units represented 7.2% of the total units outstanding at that time and were retired.  We did not make any unit repurchases during the first nine months of either 2011 or 2010.

RESULTS OF OPERATIONS

The following table reconciles and compares key revenue and cost elements that impacted our net income (loss) for the respective quarter and year-to-date periods ended September 30, 2011 and September 30, 2010. In addition to the table’s numerical analysis, the explanatory text that follows the table describes certain of these changes by business segment.

	Quarter Ended	Nine Months Ended
	September 30,	September 30,
(Thousands)	Total	Total
Net income (loss) attributable to Pope Resources' unitholders:
2011 period	$(562)	$6,405
2010 period	1,050	375
Variance	$(1,612)	$6,030
Detail of variance:
Fee Timber
Log volumes (A)	$(2,001)	$8,511
Log price realizations (B)	732	5,684
Production costs	46	(5,376)
Depletion	149	(3,559)
Other Fee Timber	(696)	(1,923)
Timberland Management & Consulting
Operating results	(44)	(212)
Real Estate
Land and conservation easement sales	83	2,403
Timber depletion on HBU sale	-	(150)
Other Real Estate	19	59
Environmental remediation costs	3	222
General & administrative costs	54	205
Net interest expense	(120)	(524)
Debt extinguishment costs	-	1,250
Other	163	(560)
Total variances	$(1,612)	$6,030

(A) Volume variance calculated by extending change in sales volume by the average log sales price for the comparison period.
(B) Price variance calculated by extending the change in average realized price by current period sales volume.

Fee Timber

Fee Timber results include operations from 114,000 acres of timberland owned by the Partnership and 61,000 acres of timberland owned by the Funds.  Fee Timber revenue is earned primarily from the harvest and sale of logs from these timberlands which are located in western Washington and northwestern Oregon.  To a lesser extent, Fee Timber revenue also includes amounts realized from leasing cellular communication towers, gravel pits and other mineral resources from our timberlands. Our Fee Timber revenue is driven primarily by the volume of timber harvested, which is generally expressed in thousand board feet (MBF) or million board feet (MMBF). Fee Timber expenses, which consist predominantly of harvest, hauling, and depletion costs, vary directly and roughly proportionately with harvest volume and the resulting revenues.  Revenue and costs related to harvest activities on timberland owned by the Funds are consolidated into this discussion of operations.

When discussing our Fee Timber operations, we compare current results to both the previous quarter and the corresponding quarter of the prior year. These comparisons offer an understanding of trends in log prices and patterns of harvest volumes that affect Fee Timber operating results. Revenue and operating income for the Fee Timber segment for the quarters ended September 30, 2011, June 30, 2011, and September 30, 2010 were as follows:

(Millions) Quarter Ended	Log Sale Revenue	Mineral, Cell Tower & Other Revenue	Total Fee Timber Revenue	Operating Income (Loss)	Harvest Volume (MMBF)
Partnership tree farms	$3.8	$0.4	$4.2	$1.1	7
Funds' tree farms	2.7	-	2.7	(0.2)	5
Total Fee Timber September 30, 2011	$6.5	$0.4	$6.9	$0.9	12

Partnership tree farms	$6.6	$0.4	$7.0	$3.1	11
Funds' tree farms	4.3	-	4.3	0.2	8
Total Fee Timber June 30, 2011	$10.9	$0.4	$11.3	$3.3	19

Partnership tree farms	$6.1	$0.4	$6.5	$2.8	12
Funds' tree farms	1.7	-	1.7	(0.1)	4
Total Fee Timber September 30, 2010	$7.8	$0.4	$8.2	$2.7	16

Comparing Q3 2011 to Q2 2011. Fee Timber revenue declined $4.4 million, or 39%, from second quarter as a result of a 7 MMBF, or 37%, decrease in volume harvested combined with a $27/MBF, or 5%, decrease in average log price realized.  Harvest operations ordinarily are at their peak during the third quarter a time when harvest units are most accessible in the Pacific Northwest. This seasonal pattern typically results in a large volume flow of logs to markets and, subsequently, some softening in log prices as customers have more alternatives for log purchases.  Operating income for the third quarter 2011 decreased by $2.4 million, or 73%, from second quarter results primarily as a result of lower harvest volumes, but also reflects increased harvest and road maintenance costs.  The increased costs to harvest units with steep terrain helped to erode stumpage values realized.  Road maintenance costs comprised $743,000, or 44%, of Combined operating expenses in the third quarter compared with $517,000, or 40%, of Combined operating expenses in the second quarter of 2011.  Road maintenance costs increased as we worked to prepare roads for current and future harvest operations.  The Funds generated $2.7 million of revenue in the third quarter of 2011 compared with revenue of $4.3 million in the second quarter of 2011.  The Funds generated an operating loss of $156,000 during the third quarter compared to operating income of $235,000 during the second quarter on a 3 MMBF reduction in harvest volume.  The decline in operating income was driven by a decrease in harvest volume and harvesting from units requiring higher cost cable logging.

Comparing Q3 2011 to Q3 2010. Fee Timber revenue for the third quarter of 2011 declined by $1.3 million, or 16%, over the comparable period in the prior year.  The decrease in revenue is due to a 4 MMBF, or 26%, decrease in harvest volume offset partially by a $62/MBF, or 13%, increase in average log price realized.  Stronger log pricing in the third quarter of 2011 relative to the comparable period in 2010 was driven by both strong export log markets and the indirect impact of heightened export lumber demand by China, which put upward pressure on domestic log prices.  Operating income for the third quarter of 2011 decreased $1.8 million, or 66%, over the third quarter of 2010 due primarily to the reduced harvest volume.  In addition, road maintenance costs increased from $330,000, or 33%, of Combined tree farm operating expenses in 2010 to $743,000, or 44%, of Combined tree farm operating expenses in 2011 as roads were being prepared for higher levels of future harvest operations.  Third quarter 2011 Fund revenue increased 59% to $2.7 million from $1.7 million for the same quarter in 2010 on a 1 MMBF, or 34%, increase in harvest volume.  Operating loss, however, for the period increased from $99,000 in 2010 to $156,000 in 2011 because higher harvest costs offset the effects of higher revenue between the two periods.

(Millions) Nine Months Ended	Log Sale Revenue	Mineral, Cell Tower & Other Revenue	Total Fee Timber Revenue	Operating Income	Harvest Volume (MMBF)
Partnership tree farms	$21.4	$1.1	$22.5	$9.8	37
Funds' tree farms	13.2	-	13.2	1.5	24
Total Fee Timber September 30, 2011	$34.6	$1.1	$35.7	$11.3	61

Partnership tree farms	$17.3	$1.1	$18.4	$8.0	36
Funds' tree farms	3.1	0.3	3.4	-	6
Total Fee Timber September 30, 2010	$20.4	$1.4	$21.8	$8.0	42

Comparing YTD 2011 to YTD 2010. For the nine months ended September 30, 2011, Fee Timber revenue, operating income, and harvest volume increased $13.9 million, $3.3 million, and 19 MMBF, respectively, over the comparable period in 2010.  Log prices for the first nine months of 2011 were $81/MBF, or 17%, higher than the first nine months of 2010.  This is primarily attributable to the rise of the export market that began in the fourth quarter of 2010 and continued through the first nine months of 2011, albeit with some softening later in the third quarter.  The surge of the export market motivated us to harvest not only our planned annual volume but also a portion of deferred volumes that accumulated between 2008 and 2010 on both Partnership and Fund tree farms.  Fund revenue and harvest volume increased four-fold during the first nine months of 2011 compared to the same period in 2010.  Year-to-date operating income for the Funds increased from $36,000 in 2010 to $1.5 million in 2011 on increased harvest volume from the Funds.  The increase in Fund operating income was less dramatic than the increase in revenue would suggest because of the high depletion rates on Fund properties.

Log Volume

We harvested the following log volumes by species from the Combined tree farms for the quarters ended September 30, 2011, June 30, 2011, and September 30, 2010:

Volume (in MBF)		Quarter Ended
Sawlogs		Sep-11	% Total	Jun-11	% Total	Sep-10	% Total
	Douglas-fir	5,900	50%	10,165	54%	10,804	68%
	Whitewood	2,644	22%	5,092	27%	1,527	9%
	Cedar	236	2%	280	1%	175	1%
	Hardwood	654	6%	512	3%	275	2%
Pulpwood
	All Species	2,378	20%	2,772	15%	3,090	20%
Total		11,812	100%	18,821	100%	15,871	100%

Comparing Q3 2011 to Q2 2011. Harvest volumes declined 7 MMBF, or 37%, from the second to the third quarter of 2011 based on the decision to avoid competing with large seasonal volumes of wood entering the market.  In concert with this seasonal supply surge, average log prices softened $27/MBF, or 5%, from the second to the third quarter.

Since the fourth quarter of 2010, export demand from China, which has remained largely indifferent to species, prompted us to shift to harvest units with a greater proportion of whitewood volume.  However, a backlog of inventory in the China market led to some slack in export pricing during the third quarter.   We responded by lowering harvest levels and diverting volume into domestic and pulpwood markets.  This served to lower the percentage of Douglas-fir and whitewood sawlog harvest, while increasing pulpwood harvest during the quarter.  During the third quarter of 2011, Douglas-fir comprised 64% of the 7 MMBF harvested from the Partnership’s tree farms, while whitewood comprised 8% of that total.  On the other hand, the Funds’ third quarter 2011 harvest of 5 MMBF consisted of 30% Douglas-fir and 42% whitewood.  The Douglas-fir component for Combined tree farms was 50% of the total harvest and whitewood 22% after blending the two disparate species mixes.  Similarly, in the second quarter of 2011, Douglas-fir and whitewood harvest made up approximately 70% and 11%, respectively, of the 11 MMBF harvested from the Partnership’s tree farms while the Funds’ Douglas-fir and whitewood harvest components were 31% and 50%, respectively, of the 8 MMBF of Fund volume harvested.  Blending these divergent species patterns yielded a Combined Q2 2011 harvest mix of 54% Douglas-fir and 27% whitewood.   While emphasizing whitewood harvests would normally result in lower average log realizations, the strong demand from China and Korea that was largely indifferent as to species tempered this expected price-dampening effect.  With log deliveries to sawmills curtailed due to continuing soft domestic lumber demand, the resulting shortage of sawmill residual chips continued to produce demand for chips from whole logs, thus driving up pulpwood prices.  As a result, some harvest units heavy to pulpwood were targeted for third quarter harvest, thereby increasing pulpwood volumes to 20% of total third quarter 2011 harvest from 15% of total second quarter 2011 harvest.

Comparing Q3 2011 to Q3 2010. We deliberately decreased harvest volumes by 26% in the third quarter of 2011 from the third quarter of 2010, as noted above, due to an anticipated seasonal influx of log volume and softening export prices.  By contrast, during the same period in 2010, we had increased harvest volumes to take advantage of nascent price surges in the export log market.  In the third quarter of 2010, we harvested 4 MMBF from the Funds’ tree farms compared to 5 MMBF of Fund harvest in the third quarter of 2011.  In the third quarter of 2011, 78% of the Combined whitewood harvest came from the Funds’ tree farms, which served to increase the whitewood mix from 9% in 2010 to 22% in 2011 and reduce the Douglas-fir mix from 68% in 2010 to 50% in 2011. Cedar and pulpwood volumes stayed constant from 2010 to 2011, while hardwood increased modestly by 2% to 6% of the log mix.

Comparing YTD 2011 to YTD 2010. We harvested the following log volumes by species from the Combined tree farms for the nine months ended September 30, 2011 and September 30, 2010:

Volume (in MBF):		Nine Months Ended
Sawlogs		Sep-11	% Total	Sep-10	% Total
	Douglas-fir	35,155	58%	30,561	73%
	Whitewood	14,212	23%	3,337	8%
	Cedar	1,035	2%	451	1%
	Hardwood	1,844	3%	582	1%
Pulpwood
	All Species	8,701	14%	6,989	17%
Total		60,947	100%	41,920	100%

Harvest volumes increased 45% in the first nine months of 2011 over the same period in 2010, with nearly all of this increase attributable to a boost in Fund harvest.  To take advantage of the very favorable pricing in 2011, large amounts of deferred volume were taken from the Funds’ tree farms in the third quarter, resulting in harvest volume increasing from 6 MMBF in 2010 to 24 MMBF in 2011.  This served to increase the mix of timber coming from the Funds’ tree farms to 40% in 2011 from 15% in 2010.  As described above, the twin decisions to accelerate harvest from both the Partnership’s and Funds’ tree farms came in response to demand from China that took hold during late 2010 and continued through the first nine months of 2011.  The shift in year-to-date Combined species mix that saw whitewood volume increase from 8% in 2010 to 23% in 2011, at the expense of Douglas-fir volumes which declined to 58% in 2011 from 73% in 2010, can be attributed to the incremental China export demand, which is largely indifferent to species mix.  This species indifference played well into boosting Fund harvest volumes, of which the inventory has a heavier whitewood component.  Our cedar and hardwood volumes are minor components of the overall mix and they stayed relatively consistent year over year, while pulpwood saw a slight decline from 2010 to 2011, even as pulpwood prices rose 25% from 2010 to 2011.

Log Prices

Logs from the Combined tree farms serve a number of different domestic and export markets, with domestic mills having historically represented our largest market segment.  During the fourth quarter of 2010 and through the first nine months of 2011, however logs destined for export markets represented the largest share of our total log sales, as the China market accepted lower quality than what has traditionally defined an export log.  As a result, virtually all of what used to be sold to domestic mills instead flowed to the China market during this period.  Beginning in the middle of 2010 and through the middle of the third quarter of 2011, the relative strength of the China export market has been a driving force for much of our log pricing.  In contrast to the Japan export market that has historically consisted of the top end of the quality spectrum with a particular preference for Douglas-fir, the China market not only accepts a log quality that is comparable to that which typically goes to the domestic market but is also relatively indifferent as to softwood species.    We realized the following log prices by species for the quarters ended September 30, 2011, June 30, 2011, and September 30, 2010:

		Quarter Ended
		Sep-11	Jun-11	Sep-10
Average price
Sawlogs
	Douglas-fir	$597	$640	$549
	Whitewood	562	557	439
	Cedar	924	921	1,045
	Hardwood	622	556	487
Pulpwood
	All Species	385	387	296
Overall		555	582	493

The following table compares the dollar and percentage change in log prices from each of the second quarter of 2011 and third quarter 2010 to the third quarter of 2011:

		Change to September 2011
		Jun-11		Sep-10
		$/MBF	%	$/MBF	%
Sawlogs	Douglas-fir	$(43)	-7%	$48	9%
	Whitewood	5	1%	123	28%
	Cedar	3	0%	(121)	-12%
	Hardwood	66	12%	135	28%
Pulpwood	All Species	(2)	-1%	89	30%
Overall		(27)	-5%	62	13%

The overall log price realized in the third quarter of 2011 declined by $27/MBF, or 5%, from the second quarter of 2011 due to a slightly lower mix of Douglas-fir, which fell from 54% of the total harvest volume in the second quarter to 50% in the third quarter and an increase in pulpwood from 15% of total second quarter harvest volume to 20% of third quarter harvest volume.  Notwithstanding a slight decrease in pulpwood price from the second to the third quarter of 2011, pulpwood markets maintained their demand in concert with a shortage of residual chips available from domestic sawmills.  Overall log prices increased $62/MBF, or 13%, from the third quarter of 2010 to the third quarter of 2011 in the face of an even more dramatic change in the species mix, which saw Douglas-fir fall from 68% of the total harvest volume in the third quarter of 2010 to 50% in 2011.  The main driver behind this overall price increase was the performance of the export market and whitewoods, where log prices increased $65/MBF and $123/MBF, respectively, between the third quarter of 2010 and 2011.

The following table compares the dollar and percentage change in log prices between the first nine months of 2011 and the first nine months of 2010:

		Nine Months Ended
		Sep-11			Sep-10
			∆ from Sep-11 to Sep-10
			$/MBF	%
Sawlogs	Douglas-fir	$612	$85	16%	$527
	Whitewood	549	103	23%	446
	Cedar	965	29	3%	936
	Hardwood	558	63	13%	495
Pulpwood	All Species	376	74	25%	302
Overall		568	81	17%	487

The 2011 nine-month average log price increased $81/MBF, or 17%, over the 2010 nine-month average log price.  This was based on $96/MBF, or 18%, year-over-year increase in export price in addition to a $103/MBF, or 23%, increase in whitewood prices, and a $74/MBF, or 25%, increase in pulpwood prices.  We targeted some pulpwood stands during the quarter to take advantage of this slight uptick in price which was driven by short supplies of residual chips due to a decline in lumber produced from domestic sawmills.

 Douglas-fir: Douglas-fir is noted for its structural characteristics that make it generally preferable to other softwoods and hardwoods for the production of construction grade lumber and plywood. Demand and price for Douglas-fir sawlogs has historically been very dependent upon the level of new home construction in the U.S.  Douglas-fir log prices realized in 2011 reflect some softening of this direct link between Douglas-fir sawlog prices and domestic housing starts with a dramatic increase in demand from China for various species of softwood sawlogs sourced from the Pacific Northwest.  As a result, we believe Douglas-fir log demand will vary much more directly with U.S. and Canadian housing construction than might our other species.

Single-family home starts continue to languish today at levels below 500,000 starts annually, compared to approximately 1.7 million at its peak in 2005.  In the absence of strong export market demand, this collapse in U.S. housing starts would have resulted in a significantly larger decline in log prices. There has been some softening in the export market to China which served to reduce the average price realized on Douglas-fir logs by $43/MBF, or 7%, in the current quarter compared to the second quarter of 2011. However, the realized price increased $48/MBF, or 9%, from the third quarter of 2010 to the third quarter of 2011 with the surge in 2011’s export market.  Douglas-fir prices increased $85/MBF, or 16%, for the first nine months of 2011 when compared to the first nine months of 2010, again due primarily to strong export markets.

Whitewood: “Whitewood” is a term used to describe several softwood species, but for us primarily refers to western hemlock.  Though generally considered to be of a lower quality than Douglas-fir, these logs are also used for manufacturing construction grade lumber.  Historically, there has been a modest export market for whitewood logs, with most of this volume going to Korea.  This changed during 2010 and continued through 2011, as the China market sustained its appetite for softwood logs, with little apparent regard or discrimination as to species.  To the extent we were able to access whitewood stands, we harvested this species preferentially to take advantage of its higher relative price lift resulting from surging export demand.  This strategy benefitted the Funds’ tree farms more than the Partnership tree farms because the former contain a higher proportion of whitewood and the Partnership’s whitewood stands tend to be at higher elevations and not easily accessible during winter.  Whitewood prices remained flat in the third quarter of 2011, increasing $5/MBF, or 1%, over the second quarter of 2011 as a result of continued demand in the export markets.  Whitewood prices were $123/MBF, or 28%, higher in the third quarter of 2011 compared to the third quarter of 2010 for these same reasons.  For the nine months ended September 30, 2011, whitewood prices increased $103/MBF, or 23%, from the same period in 2010 due to the export demand for this species.

Cedar: Cedar is a minor component in most upland timber stands and is generally used for outdoor applications such as fencing, siding and decking. Although there is a link between demand for these products and housing starts, this link is not as strong as with most other softwood species. Cedar prices remained flat, increasing $3/MBF from Q2 2011 to Q3 2011, and decreased $121/MBF, or 12% from Q3 2010 to Q3 2011 as a result of lower seasonal demand.  However, on a year-to-date basis, cedar prices increased $29/MBF, or 3%, from 2010 to 2011.

Hardwood: “Hardwood” can refer to many different species, but on our tree farms primarily consists of red alder. The local mills that process red alder sawlogs are using the resource to manufacture lumber for use in furniture and cabinet construction. Hardwood prices increased $66/MBF, or 12%, from the second quarter of 2011 to the third quarter of 2011, and increased $135/MBF, or 28%, from the third quarter of 2010.  Hardwood prices increased $63/MBF, or 13%, from the nine months ended September 30, 2010 to the same period in 2011, due chiefly to supply shortages that began earlier in 2011 and continued through the third quarter of 2011.

Pulpwood: Pulpwood is a lower quality log of any species that is manufactured into wood chips. These chips are used primarily to make a full range of pulp and paper products from unbleached linerboard (used in paper bags and cardboard boxes) to fine paper and specialty products. The pulpwood market has enjoyed relative strength in recent years as a direct result of sawmills taking significant downtime in response to the slowdown in housing starts.  Sawmills typically provide the bulk of the chips used by pulp manufacturers, so curtailed sawmill production helped to push up the price of pulpwood logs sold directly to pulp mills as a primary alternative raw material source. For the quarter ended September 30, 2011, pulpwood prices were off $2/MBF, or 1%, over the second quarter of 2011 and up $89/MBF, or 30%, over the same period in 2010.  During the first nine months of 2011, pulpwood prices increased $74/MBF, or 25%, when compared to the first nine months of 2010.

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

The ultimate decision on where to sell logs is based on the net proceeds we receive after considering the quoted delivered log prices from a prospective customer and the hauling cost needed to get logs to that customer.  In instances where harvest operations are in close proximity to a mill relative to the export yard of a broker, we will take advantage of favorable haul costs over selling to an export customer whose yard may be a greater distance from a harvest unit.  The higher net delivered log value earned by selling to the domestic mill will, in such instances, result in sales of logs originally intended for Asia being diverted to domestic markets.  As such, delivered log price movements can be influenced by marketing decisions predicated on a net return rather than merely focusing on the quoted per MBF log price.

The table below categorizes timber sold by customer type for the quarters ended September 30, 2011, June 30, 2011, and September 30, 2010:

	Q3 2011			Q2 2011			Q3 2010
	Volume			Volume			Volume
Destination	MBF	%	Price	MBF	%	Price	MBF	%	Price
Export brokers	4,897	42%	$614	10,834	58%	$645	4,646	29%	$549
Domestic mills	4,537	38%	579	5,215	28%	556	8,135	51%	536
Pulpwood	2,378	20%	385	2,772	14%	387	3,090	20%	296
Total	11,812	100%	$555	18,821	100%	$582	15,871	100%	$493

Comparing Q3 2011 to Q2 2011. Volume sold to the export market declined to 42% of total volume in Q3 2011 compared to 58% of total volume in Q2 2011 with an attendant drop in prices paid by export brokers of $31/MBF, or 5%.  This reflects a backlog of log inventory in China and, as such, a decline in fervor for wood on the part of export brokers.  Volume sold to domestic mills increased to 38% of total volume for Q3 2011 from 28% in Q2 2011 and prices paid by domestic mills rose by $23/MBF, or 4%, as mills attempted to capture log inventory to meet domestic and overseas lumber demand. The narrowing of the gap between export and domestic prices also led to some logs being sold to domestic mills when the difference in haul cost resulted in higher net return from the domestic mill despite having a lower sales price.  Pulpwood volumes increased to 20% of the total third quarter volume compared to 14% of the second quarter volume due to increased demand for pulpwood logs in lieu of residual sawmill chips that have been in short supply.  Pulpwood prices remained flat, dropping slightly by $2/MBF from the second to the third quarter, reflecting pulpwood with a higher mix of whitewood during the third quarter, which translates to a lower price.

Comparing Q3 2011 to Q3 2010. Volume sold to export brokers as a percentage of total harvest increased to 42% in Q3 2011 from 29% for the comparable period in the prior year, along with a $65/MBF, or 12%, increase in prices paid by export brokers.  In contrast, volumes sold to domestic mills declined to 38% of total sales in the third quarter of 2011 compared to 51% of third quarter 2010’s total, although prices paid by domestic mills increased by $43/MBF, or 8%.  These price increases and volume swings reflect continued demand from the export markets which served to put pressure on domestic mills fighting for the same quality log sought by the export markets.  Overall average log price increased $62/MBF, or 13%, in the third quarter of 2011 from the third quarter of 2010 as a result of responding to the 2011 surge in demand from the China export market.

The table below categorizes timber sold by customer type for the year-to-date periods ended September 30, 2011 and September 30, 2010:

	Nine Months Ended
	30-Sep-11			30-Sep-10
	Volume			Volume
Destination	MBF	%	Price	MBF	%	Price
Export brokers	32,135	53%	$625	12,341	29%	$529
Domestic mills	20,111	33%	560	22,590	54%	521
Pulpwood	8,701	14%	376	6,989	17%	302
Total	60,947	100%	$568	41,920	100%	$487

Comparing YTD 2011 to YTD 2010. Export brokers purchased 53% of total year-to-date volume compared with 29% during the same period in 2010.  In addition, export brokers increased the price they paid by $96/MBF, or 18%, on a year-over-year basis.  Nearly all of this increase in volume came at the expense of the domestic mills, which purchased 33% in 2011 compared to 54% in 2010.  Notwithstanding the loss in total volume purchased, domestic mills increased prices paid by $39/MBF, or 7%, in an effort to compete with export brokers for logs being sold to the export market.  Pulpwood buyers saw a slight decline in logs sold for the nine months ended September 30, 2011 compared to the same period in 2010, notwithstanding a $74/MBF, or 25% price increase during the same period.  This price increase reflects higher pulp mill demand for whole log chips resulting from sawmill production curtailments.

Cost of Sales

Cost of sales for the Fee Timber segment consists of harvest and haul costs and depletion expense. Harvest, haul, and depletion expenses all vary directly with actual harvest volume.  Harvest costs will vary by terrain, with steeper slopes requiring more expensive cable systems with a high labor component, while more moderate slopes can be harvested with mechanized equipment and lower relative labor costs.  Harvest and haul costs represent the direct cost incurred to convert trees into logs and deliver those logs to the point of sale.  Depletion expense represents the cost of acquiring or growing the harvested timber.  The applicable depletion rate is derived by dividing the aggregate cost of timber, together with capitalized road expenditures, by the estimated volume of merchantable timber available for harvest at the beginning of that year.  The depletion rate is applied to the volume harvested in a given period to calculate depletion expense for that period.  Readers should note that, because of the relatively recent acquisition dates, and thus relatively higher acquisition costs, of the Funds’ tree farms, the depletion rates associated with harvests from those properties is considerably higher than for harvests from the Partnership’s tree farms.

Fee Timber cost of sales for the quarters ended September 30, 2011, June 30, 2011, and September 30, 2010,  respectively, is as follows, with the first table expressing these costs in total dollars and the second table expressing the costs on a per unit of production basis:

(Millions) Quarter Ended	Harvest, Haul and Other	Depletion	Total Cost of Sales	Harvest Volume (MMBF)
September 30, 2011	$2.8	$1.6	$4.4	12
June 30, 2011	4.1	2.6	6.7	19
September 30, 2010	2.9	1.7	4.6	16

(amounts per MBF) Quarter Ended	Harvest, Haul and Other	Depletion	Total Cost of Sales
September 30, 2011	$236	$133	$369
June 30, 2011	218	138	356
September 30, 2010	180	108	288

Comparing Q3 2011 to Q2 2011. Cost of sales declined by $2.3 million, or 35%, in the third quarter of 2011 relative to the second quarter of 2011.  The decline is due to a decrease in harvest volume of 7 MMBF, or 37%, in response to a seasonal influx of logs into the market, although harvest costs increased as we had a higher proportion of harvest units requiring cable logging.  Harvest, haul, and other costs increased $18/MBF during the third quarter of 2011 from the second quarter of 2011 as a result of an increase in harvest from units requiring more expensive cable logging methods, as well as a slight increase in timber excise taxes.  Depletion costs decreased slightly by $5/MBF in the third quarter which reflects a shift in harvest between tree farms within the Funds’ tree farms during Q3 compared to Q2.

Comparing Q3 2011 to Q3 2010. Cost of sales decreased $195,000, or 4%, in the third quarter of 2011 versus the comparable period in 2010 as a result of a 4 MMBF, or 25%, decrease in harvest volume more than offset by a $56/MBF increase in harvest, haul, and other costs in the current quarter when compared to the same period in 2010.  The higher per unit cost results from the harvest of stands requiring more costly logging methods and longer haul distances.  In addition, depletion costs increased $25/MBF in the third quarter of 2011 relative to the third quarter of 2010 due to harvest from the Funds’ tree farms increasing from 4 MMBF in 2010 to 5 MMBF  in 2011, which represented 41% of third quarter 2011 harvest compared with 23% of third quarter 2010 harvest volume.  Depletion rates for the Funds’ tree farms are higher than depletion rates for the Partnership’s tree farms because the former were purchased more recently and thus at a higher acquisition cost than the latter.

Fee Timber cost of sales for the nine months ended  September 30, 2011 and September 30, 2010,  respectively, is as follows, with the first table expressing these costs in total dollars and the second table expressing the costs on a per unit of production basis:

(Millions) Nine Months Ended	Harvest, Haul and Other	Depletion	Total Cost of Sales	Harvest Volume (MMBF)
September 30, 2011	$12.5	$7.5	$20.0	61
September 30, 2010	7.1	3.9	11.0	42

(amounts per MBF) Nine Months Ended	Harvest, Haul and Other	Depletion	Total Cost of Sales
September 30, 2011	$204	$123	$327
September 30, 2010	169	93	262

Comparing YTD 2011 to YTD 2010. For the nine months ended September 30, 2011, cost of sales increased $9.0 million, or 81%, versus the comparable period in 2010 as a result of a 19 MMBF, or 45%, increase in harvest volume as well as higher harvest, haul, and depletion costs.  Harvest, haul and other costs increased $35/MBF, or 21%, in 2011 compared to 2010 which reflects costs incurred to harvest more units requiring cable logging and longer distances to customers.  Cable logging  generally occurs predominantly on higher-elevation timberlands and therefore more frequently in summer months.  Cable logging costs were affected by a shortage of contractors in the wake of the industry-wide slowdown of 2008-2010 in which many contractors went out of business.  In 2011 the high export log prices saw an increase in harvest in the industry that exceeded the contractor capacity, allowing contractors to demand relatively higher prices for their services.  During the same period many log trucks were converted by their owners to highway freight hauling configuration, creating a shortage of log trucks and thus slightly higher haul costs.  Depletion saw a $30/MBF, or 32%, increase during the first nine months of 2011 compared to the first nine months of 2010.  This is attributable to a significant increase in the relative harvest from the Funds’ tree farms from 2010 to 2011 such that the Funds’ share of the Combined harvest total was 40% in 2011 compared to 15% in 2010.

Depletion expense for the quarters ended September 30, 2011, June 30, 2011, and September 30, 2010 was calculated as follows:

	Quarter Ended September 30, 2011
	Partnership		Funds		Combined
Volume harvested (MBF)	6,928	59%	4,884	41%	11,812
Rate/MBF	$63		$233		$133
Depletion expense (Thousands)	$434		$1,137		$1,571

	Quarter Ended June 30, 2011
	Partnership		Funds		Combined
Volume harvested (MBF)	11,065	59%	7,756	41%	18,821
Rate/MBF	$63		$247		$138
Depletion expense (Thousands)	$692		$1,913		$2,605

	Quarter Ended September 30, 2010
	Partnership		Funds		Combined
Volume harvested (MBF)	12,226	77%	3,645	23%	15,871
Rate/MBF	$62		$263		$108
Depletion expense (Thousands)	$763		$957		$1,720

When the percentage of harvest from the Funds’ tree farms increases, as it did from the third quarter of 2010 compared to the third quarter of 2011, the Combined depletion rate rises also to reflect the Funds’ more pronounced harvest weighting.  Variable depletion expenses for the Funds reflect shifts in harvest between tree farms within the Funds’ tree farms between the different quarters.

Depletion expense for the nine months ended September 30, 2011 and September 30, 2010 was calculated as follows:

	Nine Months Ended September 30, 2011
	Partnership		Funds		Combined
Volume harvested (MBF)	36,789	60%	24,158	40%	60,947
Rate/MBF	$63		$214		$123
Depletion expense (Thousands)	$2,301		$5,167		$7,468

	Nine Months Ended September 30, 2010
	Partnership		Funds		Combined
Volume harvested (MBF)	35,472	85%	6,448	15%	41,920
Rate/MBF	$62		$263		$93
Depletion expense (Thousands)	$2,215		$1,694		$3,909

Partnership depletion consists primarily of historical timber cost that has been owned by the Partnership for many decades, as well as the Columbia tree farm property that was acquired in 2001.  As relatively newer acquisitions when compared to the Partnership tree farms, the Funds’ tree farms carry a higher depletion rate than our depletion pool for the Partnership tree farms.  The increase in first nine months of 2011 Combined depletion rate over the same period in 2010 reflects the increase in harvest from the Funds to 40% in 2011 compared to 15% in 2010.

Operating Expenses

Fee Timber operating expenses for the quarter ended September 30, 2011 were $1.7 million compared to $1.3 million and $1.0 million for the quarters ended June 30, 2011, and September 30, 2010, respectively.  Operating expenses include management, silviculture and the cost of both maintaining existing roads and building temporary roads required for harvest activities for the 114,000 acres owned by the Partnership and the 61,000 acres owned by the Funds. The increase in operating expense in the third quarter of 2011 over the second quarter of 2011 and the third quarter of 2010 is due to an increase in road building and maintenance during the third quarter to support both current and future harvest operations.  Roads are typically built one year in advance of harvest. However, it was necessary to build some roads concurrently with third quarter harvesting on a portion of the newly acquired Funds’ tree farms.  Combined road maintenance costs for the quarter ended September 30, 2011 were $743,000, or 44%, of Combined operating expenses compared to $517,000, or 40%, and $330,000, or 33%, of Combined operating expenses for the quarters ended June 30, 2011, and September 30, 2010, respectively.  Operating expenses for the Fee Timber segment for the first nine months of 2011 and 2010 were $4.5 million and $2.8 million, respectively.  The increase in year-to-date expenses over the prior year is attributable to increased road building and maintenance costs to facilitate an increase in harvest levels and to prepare roads for future harvest on newly acquired Timber Fund lands.  Combined road maintenance costs for 2011 were $1.8 million, or 40%, compared to 592,000, or 21%, of Combined operating expenses in 2010.

Timberland Management & Consulting

The Timberland Management & Consulting (TM&C) segment primarily develops timberland investment portfolios on behalf of the Funds.  As of September 30, 2011, the TM&C segment managed two private equity timber funds representing $150 million of acquired commercial timberlands.  Equity capital in these funds includes a co-investment by the Partnership of 20% of total fund equity capital with the remaining 80% coming from third-party investors.

Accounting guidance requires us to consolidate the Funds’ financial performance into our financial statements.  As such, all fees associated with managing the Funds are eliminated in our consolidated financial statements.  This creates challenges in how we illustrate the benefit we receive from the management fees generated in the TM&C segment.  See Accounting Matters ~ Critical Accounting Policies and Estimates ~ Timber Fund Management Fees for more information on accounting for management fees paid by third-party investors.

Revenue and operating loss for the TM&C segment for the quarters ended September 30, 2011 and 2010 were as follows:

(Thousands) Quarter Ended	Revenue	Operating loss
September 30, 2011	$-	$333
September 30, 2010	15	289

Comparing Q3 2011 to Q2 2011. TM&C had no revenue for the quarter ended September 30, 2011 after eliminating $488,000 of revenue earned from managing the funds.  This compares to consulting revenue of $15,000 for the same period in 2010 after eliminating $397,000 of fund management revenue.  The increase in revenue eliminated resulted from additional fees earned on the management of $58 million of timberland acquired by ORM Timber Fund II, Inc. at the end of the third quarter of 2010.  Late in the third quarter of 2010, we acquired 25,000 acres of timberland on behalf of Fund II, which brought us to the current total of 61,000 acres we manage in two timber separate funds.

Operating losses generated by the TM&C segment for the quarters ended September 30, 2011 and 2010 totaled $333,000 and $289,000, respectively, after eliminating revenue earned from managing the funds as discussed above.  The increase in operating losses is attributable to an increase in the cost of managing the Funds’ tree farms as a result of a 1 MMBF increase in harvest volume in the third quarter of 2011 over the prior period in 2010. In addition, higher personnel-related expenses were incurred in the third quarter of 2011 in connection with Fund oversight.

Revenue and operating loss for the TM&C segment for the year-to-date periods ended September 30, 2011 and 2010 were as follows:

(Thousands) Nine Months Ended	Revenue	Operating loss
September 30, 2011	$-	$1,117
September 30, 2010	15	905

Comparing  YTD 2011 to YTD 2010. For the nine months ended September 30, 2011 and 2010, TM&C had no revenue after eliminating Fund management fee revenue of $1.6 million and $987,000, respectively.  The addition of property under management for Fund II in the fall of 2010 drove the increase in revenue eliminated for the nine-month period in 2011 over 2010.  Operating losses for the first nine months of 2011 increased by $212,000 from $905,000 for the first nine months of 2010 to $1.1 million for the first nine months of 2011 as a result of costs incurred in connection with boosting Fund harvest levels, legal costs related to formation of a third timber fund, and higher personnel-related expenses associated with Fund oversight.

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

Results from Real Estate operations are expected to vary significantly from year to year as we make multi-year investments in entitlements and infrastructure prior to selling entitled or developed land.  Revenue and operating loss for the Real Estate segment for each of the third quarter 2011 and third quarter of 2010 are as follows:

(Thousands) Quarter Ended	Revenue	Operating loss
September 30, 2011	$563	$393
September 30, 2010	328	498

Real Estate revenue and gross margin detail for the quarters ended September 30, 2011 and 2010 is displayed in the table below:

(Thousands)
For the three months ended:				Revenue	Gross Margin
Description	Revenue	Gross margin	Acres Sold	per acre	per acre
Residential	$110	$78	3	$36,667	$26,000
Deferred revenue recognized
on Q2 residential land sale	50	1
Total land	$160	$79	3
Rentals	401	401
Other	2	2
September 30, 2011 Total	$563	$482

Rentals	$319	$319
Other	9	6
September 30, 2010 Total	$328	$325

Comparing Q3 2011 to Q3 2010. The Real Estate segment experienced a slight increase in activity during the third quarter of 2011, with one residential land closing and revenue recognition of $50,000 from a second quarter sale of a building in north Seattle.  There were no land sales during the third quarter of 2010.  Additional revenue earned by our real estate segment during the quarter of 2011 included commercial and residential rent, the primary revenue earned in the third quarter of 2010.  The increase in rental revenue during the quarter is primarily attributable to revenue earned on a commercial office building acquired in May 2011.

Management intends to offer rural residential lots to the market as demand for raw land increases.  In normal markets we target 150 to 300 acres of rural residential lot sales annually.  The market for these types of land sales has been extremely weak thus far in 2011 and is not expected to improve over the balance of the year. As a result, we will not meet this target in 2011.

Revenue and operating loss for the Real Estate segment for each of the nine-month periods ended September 30, 2011 and 2010 are as follows:

(Thousands) Nine Months Ended	Revenue	Operating income (loss)
September 30, 2011	$3,708	$414
September 30, 2010	$808	$(2,120)

Real Estate revenue and gross margin detail for the nine-month periods ended September 30, 2011 and 2010 is displayed in the table below:

(Thousands)
For the nine months ended:	Thousands			Revenue	Gross Margin
Description	Revenue	Gross margin	Acres sold	per acre	per acre
Conservation sale	$1,955	$1,715	386	$5,065	$4,443
Unimproved land	375	314	91	4,121	3,451
Residential	484	361	5	96,800	72,200
Total land	$2,814	$2,390	482	5,838	4,959
Rentals	882	881
Other	12	12
September 30, 2011 Total	$3,708	$3,283

Rentals	$767	$767
Other	41	35
September 30, 2010 Total	$808	$802

Comparing YTD 2011 to YTD 2010. Real Estate activity for the first nine months of 2011 included a conservation sale to The Nature Conservancy, three unimproved land sales, the sale of a building on two acres we owned in north Seattle, and one residential lot in Kitsap County.  Rental revenue included commercial and residential rents that were augmented by the addition of a commercial tenant in the new Poulsbo building we purchased in May 2011.  The foregoing activity compared favorably to the first nine months of 2010 where we did not have any land sales.

Cost of Sales

Real Estate cost of sales for the quarter and nine months ended September 30, 2011 included costs incurred in connection with the conservation sale and other land sales during the quarter.  Cost of sales for the quarter and nine months ended September 30, 2010 were de minimis.

Operating Expenses

Real Estate operating expenses, excluding $2,000 in environmental remediation charges, were $873,000 for the third quarter of 2011.  Real Estate operating expenses during the same period in 2010, excluding $5,000 in environmental remediation charges, were $818,000.  The slight increase in operating expenses from 2010 to 2011 is primarily attributable to an increase in maintenance expenses related to our residential and commercial properties which had been deferred in prior years.  For the nine months ended September 30, 2011, Real Estate operating expenses, excluding $346,000 in environmental remediation charges, were $2.5 million. For the first nine months of 2010, Real Estate operating expenses, excluding $568,000 in environmental remediation charges, were $2.4 million.  This increase is primarily attributable to the residential and commercial property maintenance described above.

Basis in Real Estate Projects

“Land Held for Development” on our Condensed Consolidated Balance Sheet represents the Partnership’s cost basis in land that has been identified as having greater value as development property rather than as timberland.  Our Real Estate segment personnel work with local officials to establish entitlements for further development of these parcels.  We capitalize costs that are clearly associated with development or construction of fully entitled projects, whereas costs associated with projects that are in the entitlement phase are expensed.  Those properties that are for sale, under contract, and the Partnership has an expectation they will sell within the next 12 months, are classified on our balance sheet as a current asset under “Building and Land Held for Sale”.  The $1.1 million amount currently in Building and Land Held for Sale reflects our expectation of sales in early 2012 of the Partnership’s current headquarters building and a 10-acre multi-family parcel from the Harbor Hill project in Gig Harbor, Washington.

When facts and circumstances indicate that the carrying value of properties may be impaired, an evaluation of recoverability is performed by comparing the currently recorded carrying value of such property or properties to the projected future undiscounted cash flows of the same property or properties.  If it is determined that the carrying value of such assets may not be fully recoverable, we would recognize an impairment loss, adjusting for changes in estimated fair market value, and would recognize an expense in this amount against current operations. We have continuously owned most of our land for decades.  As a result, the land basis associated with most of our development properties is well below even the weakened current market values prevalent today. As such, we do not anticipate an asset impairment charge on our development projects.

Environmental Remediation

The Partnership has an accrual for estimated environmental remediation costs of $1.7 million as of September 30, 2011 and $1.9 million as of December 31, 2010.  The environmental remediation liability represents estimated payments to be made to monitor and remedy certain areas in and around the millsite of Port Gamble, and at Port Ludlow, Washington.

The environmental liability at September 30, 2011 is comprised of $133,000 that the Partnership expects to expend in the next 12 months and $1.5 million thereafter.  Statistical models have been used to estimate the liability and suggest a potential aggregate range of loss of $744,000 to $3.8 million.

During the third quarter, the DOE performed some additional sampling during the quarter that will inform modification of the RI/FS.  The updated RI/FS is scheduled to be issued by the end of 2011, followed by the development of a clean-up action plan and consent decree.

Additionally, during the third quarter of 2011 the DOE issued a “No Further Action” letter related to a separate remediation effort completed during the third quarter at Port Gamble confirming we have no further remediation obligations for the project.  Total charges to for this project were approximately $478,000.

During the third quarter of 2011, additional investigative work was performed to further refine the characterization and extent of the contamination in connection with a site located within the resort community of Port Ludlow.  During the fourth quarter of 2011, we will continue monitoring the site with the intent to obtain data that point toward feasibility of remedies if and when appropriate.

Activity in the environmental remediation liability is detailed as follows:

	Balances at	Additions	Expenditures
	the Beginning	to	for	Balance at
(Thousands)	of the Period	Accrual	Remediation	Period-end
Year ended December 31, 2010	$1,269	$875	$211	$1,933
Quarter ended March 31, 2011	1,933	267	282	1,918
Quarter ended June 30, 2011	1,918	77	235	1,760
Quarter ended September 30, 2011	1,760	2	94	1,668

General and Administrative (G&A)

G&A expenses for the quarters ended September 30, 2011 and 2010 were $950,000 and $1.0 million, respectively. This decrease in G&A expense in 2011 is due to development and adoption of a new incentive compensation plan first recorded in 2010 that required a catch-up accrual for multi-year performance cycles.  G&A expenses for the first nine months of 2011 were $3.2 million compared to $3.4 for the first nine months of 2010; the decrease from the first nine months of 2010 is attributable to the catch-up accrual for the incentive compensation plan recorded in 2010.

Interest Income and Expense

Interest income for the quarter ended September 30, 2011 declined to $10,000 compared to $30,000 for the corresponding period of 2010. The decrease in interest income is due to lower cash balances and a decline in average interest rates earned on the portfolio.  Interest income for the nine-month periods ended September 30, 2011 and 2010 was $32,000 and $91,000, respectively.  The decline in interest expense is due primarily to the low cash balances we have been carrying in 2011 since taking a draw on the operating line of credit in December of 2010 to repurchase units.

Interest expense for the three-month periods ended September 30, 2011 and 2010 was $559,000 and $493,000, respectively. This increase results from additional interest expense due to an increase in borrowings on the operating line of credit in 2011 over 2010 and interest expense from the Fund II timberland mortgage that closed in the fall of 2010. The Partnership’s debt consists primarily of mortgage debt with fixed interest rates and an operating line of credit that uses LIBOR with a spread that ranges from 225 to 325 basis points.  Interest expense increased to $1.7 million for the nine months ended September 30, 2011 from $1.4 million from the comparable period in 2010.  This is attributable to an increase in borrowings on the line of credit in 2011 and additional interest expense associated with the Fund II timberland mortgage.

For the quarter ended September 30, 2011, $108,000 of interest expense was capitalized.  In the third quarter of 2010, we capitalized a combined $142,000 of interest expense.  For the nine months ended September 30, 2011, capitalized interest declined to $314,000 compared to $460,000 for the comparable period in 2010 due to the cessation of capitalized interest on projects considered substantially complete.

Income Tax

Pope Resources is a limited partnership and is therefore not subject to federal income tax. Taxable income/loss is instead reported to unitholders each year on a Form K-1 for inclusion in each unitholder’s tax return. Pope Resources does have corporate subsidiaries, however, that are subject to income tax liability.

The Partnership recorded tax expense of $19,000 for the quarter ended September 30, 2011.  For the third quarter of 2010, the Partnership recorded a $37,000 tax benefit.   For the nine months ended September 30, 2011, we recorded tax expense of $158,000 compared with a tax benefit of $25,000 for the same period in 2010.

Noncontrolling interests-ORM Timber Funds

Noncontrolling interests-ORM Timber Funds represent that 80% portion of the Funds’ 2011 net income or loss which is attributable to third-party owners of the Funds.  As such, in both 2010 and 2011, we added back 80% of the Funds’ losses.

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

The Partnership’s debt agreements have covenants which are measured quarterly.  Among the covenants measured, is a requirement that the Partnership not exceed a maximum debt-to-total-capitalization ratio of 30%, with total capitalization calculated using fair market (vs. carrying) value of timberland, roads and timber.  The Partnership is in compliance with this covenant as of September 30, 2011 and expects to remain in compliance for at least the next twelve months.  As such, all long-term debt agreements are appropriately classified on the balance sheet.  The Partnership has a $20.0 million operating line of credit which had $6.5 million drawn as of September 30, 2011, down from $9.6 million at December 31, 2010.

Simultaneous with a timberland acquisition during the third quarter of 2010, Fund II closed on an $11 million timberland mortgage with MetLife Insurance Company.  The mortgage is a non-amortizing 10-year loan with an interest rate of 4.85%.  The agreement allows for, but does not require, annual principal payments of up to 10% without incurring a make-whole premium.

The $2.5 million decrease in cash used for the nine-month periods ended September 30, 2011 to September 30, 2010 is due primarily to the following:

	Nine months ending	Nine months ending
(Thousands)	Sep-11	Sep-10	Change
Cash provided by operations	$14,270	$5,306	$8,964
Investing activities
Redemption of investments	-	1,497	(1,497)
Reforestation and roads	(886)	(339)	(547)
Buildings and equipment	(3,548)	(235)	(3,313)
Timberland acquisition	(140)	(58,206)	58,066
Cash used in investing activities	(4,574)	(57,283)	52,709
Financing activities
Repayment of line of credit and long-term debt	(3,087)	(1,031)	(2,056)
Extinguishment of long-term debt	-	(18,554)	18,554
Proceeds from issuance of long-term debt	-	31,000	(31,000)
Debt issuance costs	-	(283)	283
Cash distributions to unitholders	(3,727)	(2,080)	(1,647)
Unit repurchases	-	(355)	355
Cash from option exercises, net	516	573	(57)
Excess tax benefit from equity-based compensation	-	104	(104)
Payroll taxes paid upon restricted unit vesting	(226)	-	(226)
Cash distributions to fund investors, net of distributions to Partnership	(4,356)	(8)	(4,348)
Capital call- ORM Timber Fund II, Inc.	-	38,800	(38,800)
Proceeds from Fund II preferred share issuance	-	125	(125)
Cash used in financing activities	(10,880)	48,291	(59,171)
Net increase (decrease) in cash and cash equivalents	$(1,184)	$(3,686)	$2,502

Cash provided by operating activities was $14.3 million for the nine months ended September 30, 2011 versus $5.3 million for the corresponding period in 2010. The increase in cash provided by operating activities primarily results from a 19 MMBF increase in timber volume harvested in the first nine months of 2011 versus 2010’s comparable period, higher log prices in 2011, and $2.8 million in real estate sales that did not have a counterpart in 2010.

Cash used in investing activities was $4.6 million for the first nine months of 2011 versus $57.3 million for the corresponding period in 2010. The decrease in cash used in investing activities is primarily due to the acquisition of 25,000 acres of timber land for Fund II in the third quarter of 2010 that did not have a counterpart in 2011.  ”Buildings and equipment” (including the aforementioned Poulsbo building) are detailed in the following table:

(Thousands)
For the nine months ended:	September 30, 2011
Poulsbo commercial office building	3,210
Port Gamble capital improvements	160
Vehicles and miscellaneous	178
Total capital expenditures	$3,548

Cash used in financing activities was $10.9 million for the first nine months of 2011 compared to cash provided by financing activities of $48.3 million for the comparable period in prior year. This change is primarily attributable to the refinancing of one of the Partnership’s timber mortgages as well as the Fund II capital call and issuance of new mortgage debt for the $58 million acquisition by Fund II in 2010.  In addition, we had an increase in distributions to Pope unitholders and distributions by the Funds to their investors in 2011 over 2010.   Also contributing to the year-over-year increase is the partial pay down of the operating line of credit.

Seasonality

Fee Timber. The Partnership owns 114,000 acres of timberland in western Washington and the Funds own collectively 61,000 acres of timberland in western Washington and western Oregon.  We are able to conduct year-round harvest activities on the 70,000-acre Hood Canal tree farm and 12,000 acres of the Funds’ properties because these properties are concentrated at low elevations. In contrast, the 44,000-acre Columbia tree farm and the remaining 49,000 acres of the Funds’ ownership are at a higher elevation where harvest activities are generally not possible during the winter months when snow precludes access to the lands.  Generally, we concentrate our harvests from the Hood Canal tree farm in those months when weather limits operations on other properties, thus taking advantage of reduced competition for log supply to our customers and improving prices realized.  As such, when these various tree farms are combined, we can operate so that the pattern of quarterly volumes harvested is flatter than would be the case if looking at one tree farm in isolation.

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

Capital Expenditures and Commitments

Projected capital expenditures, including capitalized development expenditures, for the full year 2011 will approximate $5.8 million, including capitalized interest.  Projected capital expenditures for the remainder of 2011 are $674,000, including capitalized interest, and are currently expected to include the following:

(Thousands)
For the period beginning October 1, 2011 and ending December 31, 2011:
Capitalized interest	$119
Capitalized development expenditures	59
Total capitalized development expenditures	178
Reforestation and roads	484
12
Total capital expenditures	$674

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

Timber Fund Management Fees

The Partnership’s wholly owned subsidiary, ORMLLC, earns management fees related to managing the funds.  As a result, the Partnership’s consolidated financial statements, excluding the Funds, include 100% of these management fees as revenue.  The stand-alone financial statements for the Funds include 100% of these management fees as expenses.  The dollar amounts are the same, allowing for elimination of these two amounts in consolidation, and initially, no income impact in consolidation.  However, each fund is 80% owned by third-party investors, and, as a result, 80% of these management fees are paid by these third-party investors.  The 80% of management fees paid by third-party investors flows to the Partnership’s Statement of Operations under the caption “Net loss attributable to noncontrolling interest-ORM Timber Funds,” effectively bringing the 80% of management fees back into consolidated income of the Partnership.

Total management fees of $488,000 and $397,000 were generated in the quarters ended September 30, 2011 and 2010, respectively.  Total management fees of $1.6 million and $987,000 were generated in the nine months ended September 30, 2011 and 2010, respectively.  To summarize the aforementioned consolidation process, these management fees were eliminated from revenue in the Partnership’s TM&C segment and from operating expenses in the Partnership’s Fee Timber segment.  The 80% of management fees paid by third-party investors in the funds were added back to consolidated income in the Statement of Operations under the caption “Net loss attributable to noncontrolling interests: ORM Timber Funds.”

For a further discussion of our critical accounting policies and estimates see Accounting Matters in the Management Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2010.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The consolidated fixed-rate debt outstanding had a fair value of approximately $46.6 million and $41.9 million as of September 30, 2011 and December 31, 2010, respectively, based on the current interest rates for similar financial instruments. A change in the interest rate on fixed-rate debt will affect the fair value of the debt, whereas a change in the interest rate on variable-rate debt will affect interest expense and cash flows. A hypothetical 1% change in prevailing interest rates would change the fair value of the Partnership's fixed-rate long-term debt obligations by $2.7 million. We are not subject to material foreign currency risk, derivative risk, or similar uncertainties.

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

Fee Timber

Fee Timber revenue is generated primarily through the sale of softwood logs directly to domestic sawmills and to third-party intermediaries who resell them to the export market. Over the past year, the export market has come to the fore as the primary outlet for our log sale program with the emergence of China, particularly, as an active acquirer of Pacific Northwest sawlogs. Until this past year, Japan had been the primary destination for sawlogs shipped from our region to Asia, even as we have seen log prices erode in the Japanese market in the face of competition from regions outside of the United States and emergent market acceptance in Japan for engineered wood products.  These export markets for Pacific Northwest logs are significantly affected by fluctuations in United States, Japanese and, increasingly, Chinese and Korean economies, as well as by the foreign currency exchange rate between these Asian currencies and the U.S. dollar and ocean transportation costs, an issue that is particularly important in light of recent downgrades of the credit ratings for U.S. debt securities and increasing volatility in worldwide currency markets.  On the other hand, the domestic market for logs in our operating area depends heavily on U.S. housing starts that are at depressed levels and this has reduced demand for lumber which in turn reduces demand for our sawlogs.  To the extent the housing crisis continues or deepens the negative impacts on our operating results could continue.

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

Timberland Management & Consulting

Management is working to expand our fee-for-service business through the expansion of the timber fund business, which represents the primary source of revenue within our Timberland Management & Consulting segment. To date we have acquired timberlands on behalf of the Funds, including full deployment of Fund I and Fund II. Unlike other components of our business, which relate solely or primarily to real estate and timber operations, this line of business carries risks relating to the offer and sale of securities, and to the management of investment operations. Among other risks, this line of business includes potential liability to investors if we are determined to have made material misstatements or omissions to those investors, potential accusations that we have breached fiduciary duties to other limited partners, and similar types of investor action. Moreover, litigation of shareholder-related matters can be expensive and time consuming, and if brought, would likely distract management from their focus on ordinary operating activities.  Management plans to sponsor new funds in the future but success in this venture depends first on raising investment capital from third parties and then putting that committed capital to work by acquiring timberland properties at attractive prices that generate satisfactory future returns on that deployed capital. Failing to execute on either of these two fronts (capital raising or capital placement) will limit our ability to grow this segment’s business.

Real Estate

Similar to our Fee Timber business, real estate markets are keenly sensitive to the diminished housing market and regulatory risks. In a contracted housing market, such as the one we are currently experiencing, the demand for real estate declines with a resultant drop in sales. The value of our real estate investments is subject to changes in the economic and regulatory environment, as well as various land-use regulations and development risks, including the ability to obtain the necessary permits and zoning variances that would allow us to maximize our revenue from our real estate investments. Our real estate investments are long-term in nature, which raises the risk that unforeseen changes in the economy or laws surrounding development activities may have an adverse impact on our investments. Moreover, these investments often are highly illiquid and thus may not generate cash flow if and when needed to support our other operations.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) – (e) None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.  OTHER INFORMATION

(a)	None

(b)	There have been no material changes in the procedures for shareholders of the Partnership’s general partner to nominate directors to the board.

ITEM 6.  EXHIBITS

Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished with this report in accordance with SEC Rel. No. 33-8238).

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished with this report in accordance with SEC Rel. No. 33-8238).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 4, 2011.

POPE RESOURCES,
A Delaware Limited Partnership

By:	POPE MGP, Inc.
Managing General Partner

By: /s/ David L. Nunes
David L. Nunes
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Thomas M. Ringo
Thomas M. Ringo
Vice President and CFO
(Principal Accounting and Financial Officer)