Form 10-K
period 2011-12-31
POPE RESOURCES LTD PARTNERSHIP
filed 2012-03-09
CIK 784011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)
☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2011
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to________

Commission File No. 1-9035

Pope Resources, A Delaware Limited Partnership
(Exact name of registrant as specified in its charter)

Delaware	91-1313292
(State of Organization)	(IRS Employer I.D. No.)

19245 Tenth Avenue NE, Poulsbo, WA 98370
(Address of principal executive offices, Zip Code)

Registrant's telephone number, including area code: (360) 697-6626

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Depositary Receipts (Units)	NASDAQ

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act
Yes ☐No ☒
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
Yes ☐ No ☒
At June 30, 2011, the aggregate market value of the non-voting equity units of the registrant held by non-affiliates was approximately $141,717,000.

The number of the registrant’s limited partnership units outstanding as of February 17, 2012 was 4,410,226.

Documents incorporated by reference: None

Pope Resources, A Delaware Limited Partnership
Form 10-K
For the Fiscal Year Ended December 31, 2011
Index

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

           The Partnership currently operates in three primary business segments: (1) Fee Timber, (2) Timberland Management & Consulting (TM&C), and (3) Real Estate. Fee Timber operations consist of growing and harvesting timber from the 175,000 acres that we own or manage as tree farms. Activities in the Timberland Management & Consulting segment are centered on raising and investing capital from third parties for private equity timber funds, and thereafter managing those funds for the benefit of all investors. Our Real Estate segment’s operations are focused on a portfolio of approximately 2,800 acres in the Puget Sound basin of Washington. This segment’s activities consist of efforts to enhance the value of our land by obtaining the entitlements and, in some cases, building the infrastructure necessary to enable further development. Further segment financial information is presented in Note 11 to our consolidated financial statements included in this report. Copies of the Partnership’s Securities Exchange Act reports and other information can also be found at www.poperesources.com. The information contained in or connected to our web site is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report filed with or furnished to the SEC.

DESCRIPTION OF BUSINESS SEGMENTS

Fee Timber

Operations. As indicated above, our Fee Timber operations consist primarily of growing, harvesting, and marketing timber to export brokers and domestic manufacturers. In addition, our tree farms generate other revenues from sources such as cell tower, brush, and mineral leases. The 175,000 timberland acres that we own or manage under the banner of this segment break down into two categories. The first of these categories consists of the approximately 70,000-acre Hood Canal tree farm, located in the Hood Canal area of Washington, and the 44,000-acre Columbia tree farm located in southwest Washington. Management views the Hood Canal and Columbia tree farms as the Partnership’s core holdings, and manages them as a single operating unit. When we refer to these two tree farms we will describe them as the Partnership’s tree farms. We have owned the Hood Canal tree farm, substantially as currently comprised, since our formation in 1985, and we acquired the bulk of the Columbia tree farm in 2001.

This segment also includes as a second category the operations of ORM Timber Fund I, LP (Fund I), ORM Timber Fund II, Inc. (Fund II), and ORM Timber Fund III (REIT) Inc., (Fund III, and collectively with Fund I and Fund II, the Funds), which are consolidated into our financial statements. The Funds’ operations are based on 61,000 acres of timberland located on the west side of the Cascade Mountain range in Washington and Oregon. Fund I acquired 24,000 acres of timberland in the fourth quarter of 2006, Fund II acquired 12,000 acres of timberland in the fourth quarter of 2009, and 25,000 acres in the third quarter of 2010. Fund III has not yet acquired property. We will refer to tree farms owned by the Funds as the Funds’ tree farms. When referring to the Partnership’s and Funds’ tree farms together we will refer to them as the Combined tree farms. Our Fee Timber segment produced 92%, 89%, and 72% of our consolidated revenue in 2011, 2010, and 2009, respectively.

Inventory. Timber volume is generally expressed in thousand board feet (MBF) or million board feet (MMBF). In the discussion below, inventory and projected harvest level data for the Partnership’s tree farms is presented separately from that of the Funds’ tree farms. In addition, we define “merchantable timber inventory” to mean timber inventory in productive timber stands that are 35 years of age and older.

In 2011, total inventory on the Partnership’s tree farms decreased 15 MMBF. This decrease resulted from the harvest of 51 MMBF, from which 2 MMBF was previously deferred, and was partially offset by inventory growth, as well as shifts in age-class layers as standing timber reached 35 years of age and began to be included in merchantable timber inventory.

The Partnership’s merchantable inventory is spread among five-year age classes as follows (volumes in MMBF):

			December 31,
	2011	2011	2011	2010
Age Class	Pulpwood	Sawtimber	Total	Total
35 to 39	15	67	82	69
40 to 44	13	65	78	80
45 to 49	5	26	31	33
50 to 54	2	8	10	13
55 to 59	2	10	12	12
60 to 64	2	18	20	39
65+	9	57	66	68
	48	251	299	314

Merchantable inventory for the Funds decreased by 11 MMBF as a result of 39 MMBF of timber harvested in 2011, offset by inventory growth, the shift in new age-class layers as standing timber reached 35 years of age, and adjustments as a result of ongoing cruises. The Funds’ merchantable inventory is spread among age classes as follows (volumes in MMBF):

			December 31,
	2011	2011	2011	2010
Age Class	Pulpwood	Sawtimber	Total	Total
35 to 39	17	76	93	87
40 to 44	14	87	101	104
45 to 49	9	40	49	49
50 to 54	6	42	48	50
55 to 59	4	16	20	22
60 to 64	0	3	3	6
65+	2	8	10	17
	52	272	324	335

As of December 31, 2011, total merchantable inventory volume from the Combined tree farms was estimated to be 623 MMBF, which compares to estimated merchantable timber inventory volume of 649 MMBF at December 31, 2010.

Timber inventory volume estimates are updated annually. Of the timber stands older than 24 years, 10% to 20% are physically re-measured each year using a statistical sampling process called “cruising”. Adjustments are made for depletion of areas harvested, growth (using suitable growth and yield calculations), changes in acres and associated timber volume resulting from acquisitions, dispositions, and reclassification of acres as available or unavailable for harvest.

The dominant timber species on the Partnership’s tree farms is Douglas-fir, which has unique structural characteristics that make it generally preferable to other softwoods and hardwoods for the production of construction grade lumber and plywood. A second dominant species on the Partnership’s tree farms is western hemlock, which is similar in color and structural characteristics to a number of minor timber species, including Sitka spruce and the true firs. These species are thus purchased and manufactured into lumber generically, and referred to as “whitewoods”. In addition to Douglas-fir and the whitewoods, other species on the Partnership’s tree farms include red alder, other minor hardwoods, and western red cedar. The merchantable timber inventory on the Funds’ properties contains a greater proportion of whitewoods than do the Partnership’s timberlands.

The Partnership’s total merchantable timber inventory as of December 31 for both 2011 and 2010 is distributed among species as follows (volumes in MMBF):

Species	2011 Volume	Percent of total	2010 Volume	Percent of total
Douglas-fir	214	72%	227	72%
Western hemlock	37	12%	38	12%
Western red cedar	15	5%	15	5%
Other conifer	12	4%	12	4%
Red alder	18	6%	19	6%
Other hardwood	3	1%	3	1%
Total	299	100%	314	100%

The Funds’ total merchantable timber inventory as of December 31 for both 2010 and 2011 is distributed among species as follows (volumes in MMBF):

	2011 Volume	Percent of total	2010 Volume	Percent of total
Douglas-fir	185	57%	195	58%
Western hemlock	90	28%	90	27%
Western red cedar	2	1%	3	1%
Other conifer	33	10%	33	10%
Red alder	12	3%	13	4%
Other hardwood	2	1%	1	-%
Total	324	100%	335	100%

The Partnership’s tree farms as of December 31, 2011 include approximately 114,000 acres. Of this total, approximately 96,000 acres are designated productive acres, meaning land that is capable of growing merchantable timber and where the harvesting of that timber is not constrained by physical, environmental or regulatory restrictions. The Funds’ tree farms as of December 31, 2011 totaled approximately 61,000 acres, of which more than 52,000 were designated productive acres. Readers will note in the acreage table below that 30% of the Partnership’s acreage and 25% of the Funds’ acreage is in the 25-34 year age classes, much of which will begin moving from pre-merchantable to merchantable timber inventory over the next five years. As of December 31, 2011, total productive acres are spread by timber age-class as follows:

(in thousands)
Age	12/31/2011		12/31/2011		12/31/2011
Class	Partnership Acres	%	Funds Acres	%	Combined Acres	%
Clear-cut	3.4	3%	1.7	3%	5.1	3%
0 to 4	5.2	5%	2.2	4%	7.4	5%
5 to 9	11.2	12%	2.7	5%	13.9	9%
10 to 14	12.3	13%	3.0	6%	15.3	10%
15 to 19	6.7	7%	3.4	7%	10.1	7%
20 to 24	12.4	13%	7.2	14%	19.6	13%
25 to 29	17.2	18%	6.9	13%	24.1	16%
30 to 34	11.5	12%	6.1	12%	17.6	12%
35 to 39	5.5	6%	7.2	14%	12.7	9%
40 to 44	4.3	4%	5.7	11%	10.0	7%
45 to 49	1.5	2%	2.7	5%	4.2	3%
50 to 54	0.6	1%	1.9	4%	2.5	2%
55 to 59	0.7	1%	0.7	1%	1.4	1%
60 to 64	0.8	1%	0.2	-%	1.0	1%
65+	2.5	2%	0.4	1%	2.9	2%
	95.8		52.0		147.8

Long-term Harvest Planning. Long-term harvest plans for the Partnership tree farms and the Funds’ tree farms reflect the different time horizons associated with the two groups of timberlands. Plans for the Partnership timberlands are designed to maintain sustainable harvest levels over the long term, assuming indefinite ownership. Plans for the Funds’ tree farms, on the other hand, reflect the different mix of age classes and the fact that the Funds’ tree farms have over two times the percentage of merchantable acres (36% for the Funds’ productive acres are over 35 years versus 17% for the Partnership tree farms).  In addition, the harvest level for the Funds’ tree farms is developed to maximize total return during the investment period which will result in additional harvest variability between years (and may vary from 15 MMBF to 45 MMBF in a given year).

In response to a dramatic downturn in log prices in 2008, we began deferring harvest volume from the Combined tree farms and continued doing so through 2010. Beginning in 2010, the reduction in Russian log imports to China led to an opportunity for North American log producers to supply a larger portion of the growing Chinese market. Over the course of 2010 and into 2011, log export volumes to China continued to surge, resulting in log prices that were unexpectedly high during the first half of 2011. In turn, timberland owners took advantage of opportunities to harvest deferred volume into a strengthening log market. By the second half of 2011, however, the Chinese government restricted credit to try to curb inflation and slow down the pace of building. This resulted in the buildup of inventory and, in turn, a weakening of fourth quarter demand and pricing. The continued weakness in domestic log demand associated with a slow recovery in U.S. home building combined with stronger but more volatile export markets is expected to result in log production that will modulate over and under our long-term planning targets.

Over the next three to five years, assuming a continuation in log market price recovery, we expect to take advantage of spikes in demand and corresponding pricing opportunities to increase the harvest volume from the Partnership’s tree farms to include an additional 25 MMBF (see table below) deferred during the recent economic downturn. Similarly, harvest from the Funds’ tree farms will incorporate 9 MMBF of deferred harvest volume. As described above, the base level of harvest from the Funds’ tree farms will be relatively high to account for the disproportionately large number of acres stocked with older merchantable timber. The planned annual harvest level for each ownership, along with cumulative deferred volumes, can be found in the table below:

(amounts in MMBF)		Accumulated
	Planned Annual	Volume Deferral
	Harvest Volume	2008-11
Partnership Properties	44	25
Fund Properties	36	9
Total	80	34

Marketing and Markets. We market timber using the manufactured log method, where we engage independent logging contractors to harvest the standing timber and manufacture it into logs that we then sell on the open market. We retain title to the logs until delivery takes place, which normally occurs at a customer log yard. We sell our logs to international customers and to domestic manufacturers, the former through log exporting intermediaries. While domestic manufacturers historically represent the largest consumer of our sawlogs, 2011 marked the first time that they slipped behind export markets as a percent of total sawlog production.

Historically, Japanese customers have paid a premium for the highest quality logs from which visually appealing beams for residential construction are produced. U.S. mills, on the other hand, manufacture mostly framing lumber requiring structural integrity for wall systems that are concealed by drywall. The logs required by U.S. sawmills do not have to be of as high a quality and are more of a commodity relative to the Japanese market, and thus command a lower price. In recent years the export market for logs in the Pacific Northwest has been migrating from a market highly focused on Japan to a market that now includes more volume to China. In late 2010, China overtook Japan as the largest importer of Pacific Northwest logs. Sawlogs sold to China are used chiefly for cement forming, pallets, and other low-end uses that can be satisfied with the commoditized logs traditionally purchased by domestic sawmills. The lower average sawlog quality and more diverse species mix flowing to China, combined with  the limited volume of high quality Douglas-fir flowing to Japan, has resulted in a narrowing of the export premium received for sales of logs into these export markets relative to the domestic market. In 2011, the U.S. home building industry was still in a slump, with low lumber demand and pricing making it hard for U.S. mills to compete for logs. However, domestic mills were able to sell significant volumes of lumber into the Chinese market, allowing them to better compete for log supply.

The logs that we sell to China, Japan, and Korea are actually sold to U.S.-based brokers who in turn sell directly to offshore customers. The decision to sell through intermediaries is predicated on risk management. Mitigation of foreign exchange risk, loss prevention, and minimizing cash collection risks inform our decision to sell through brokers. For the years 2005 through 2009, the percentage of our annual production sold into export markets ranged from 6% to 15%. However in 2010, our export mix surged to 33% and peaked again at 45% in 2011 as demand from China continued to climb. Factors that affect the proportion of our sales to export markets include the relative strength of U.S. and foreign building markets, currency exchange rates, hauling costs to export ports, and ocean transportation costs.

Customers. Logs from the Combined tree farms are sold to export intermediaries located at the ports of Longview, Tacoma, Port Angeles, and Olympia, Washington and Astoria, Oregon. The Partnership sells its logs from its own tree farms and from the Funds’ properties domestically to lumber mills and other wood fiber processors located throughout western Washington and northwest Oregon. Whether destined for export or domestic markets, the cost of transporting logs limits the destinations to which the Partnership can profitably deliver and sell its logs.

The ultimate decision on where to sell logs is based on the net proceeds we receive after considering the delivered log prices from a prospective customer and the hauling cost needed to get logs to that customer. In instances where harvest operations are in close proximity to a mill relative to the export yard of a broker, we will take advantage of favorable haul costs over selling to an export customer whose yard may be a greater distance from a harvest unit. The higher net delivered log value earned by selling to the domestic mill will, in such instances, result in sales of logs originally intended for Asia being diverted to domestic markets. As such, delivered log prices that we realize are influenced by marketing decisions predicated on a net return rather than merely focusing on the delivered per MBF log price.

Pacific Lumber & Shipping, with logs flowing to export markets, was the largest customer for our Fee Timber segment in 2011, representing 28% of segment revenue. The Combined tree farms delivered logs to 50 separate customers during 2011, compared to 43 during 2010.

Competition. Most of our competitors are comparable to our size or larger. Log sellers compete on the basis of quality, pricing, and the ability to satisfy volume demands for various types and grades of logs to particular markets. Management believes that the location, type, and grade of timber from the Combined tree farms will enable it to compete effectively in these markets. However, our products are subject to some competition from a variety of non-wood and engineered wood products as well as competition from foreign-produced logs and lumber.

Forestry and Stewardship Practices. Timberland management activities on the Combined tree farms include reforestation, control of competing brush in young stands, thinning of the timber to achieve optimal spacing after stands are established, fertilization, and road maintenance. During 2011, we planted 803,000 seedlings on 2,000 acres. This compares to the years 2010 and 2009 in which the Partnership planted 657,000 and 815,000 seedlings on 1,800 and 1,900 acres, respectively. Seedlings are generally planted from December to April, depending on weather and soil conditions, to restock plantations that were harvested during the preceding twelve months. Planting will vary from year to year based upon harvest level, the timing of harvest, and seedling availability. Management’s policy is to return all timberlands to productive status in the first planting season after harvest.

 All harvest and road construction activities are conducted under the forest practice rules and regulations of the applicable state. These regulations are comprehensive sets of rules that require project-specific permits that govern a defined set of forest operations.  For example, an application for harvest or road construction must address soil stability and potential impact to public resources. In many cases we consult third-party, state-qualified, geo-technical consultants to promote safety and regulatory compliance. In addition to new road construction, existing roads are maintained to the standards of the applicable state forest practices act in order to minimize siltation of nearby streams and avoid slope failures.

In Washington, beginning in 2000, all roads were required to be evaluated for hazards and scheduled for upgrading or deconstruction (abandonment), if needed, by the end of 2015. We developed a compliance schedule for our roads in Washington and it was accepted by the state. At the beginning of 2011, our efforts were on track to complete all maintenance activities by 2015. Due to the economic downturn, the state established a process in 2011 to extend the timeframe for these requirements, allowing an additional five years to complete the necessary work. The Partnership will exercise this option for some of the Fund properties. Oregon does not presently have a similar road maintenance and abandonment plan requirement.

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

Beginning in 2007, SFI third-party audits increased in frequency from every three years to annually. We were re-certified in 2011, which includes both the Partnership and the Funds properties. We believe this certification allows us to obtain the broadest market penetration for our logs while protecting the core timberland assets of the Partnership and the Funds.

Timberland Management & Consulting

Background. In 1997, the Partnership formed two wholly owned subsidiaries, ORM, Inc. and Olympic Resource Management LLC (“ORMLLC”), to facilitate the Timberland Management & Consulting activities. Our TM&C segment earns management fees and incurs expenses resulting from managing property on behalf of third-party owners and investors. Since the launch of our timberland private equity fund strategy in 2003, the activities in this segment have consisted primarily of attracting third-party investment capital for the Funds and then acquiring and managing properties on behalf of the Funds.

ORMLLC has placed capital for Fund I and Fund II with a total acquisition value of $150 million, which includes our co-investment of $28 million. In November 2011 we had our initial close of Fund III with commitments totaling $51 million, including our co-investment of $7 million. The final close for Fund III is planned for June 2012 with a targeted total fund size of $100 million. At that level, no additional co-investment will be required from the Partnership. However, if Fund III reaches its maximum size of $150 million in capital commitments, the Partnership will be required to make an additional $500,000 co-investment. These Funds afford us greater economies of scale in the management, acquisition, and disposition of timberland than would be possible with the Partnership’s investment capital alone. In addition, we earn management fees that are paid by the Funds for managing the Funds and the Fund’s timberland portfolios. Due to control features, as defined in accounting guidance, that result from our management of the Funds, the Funds are consolidated into our financial statements, resulting in the elimination of $2.4 million, $1.5 million, and $908,000 of management fee revenue in 2011, 2010, and 2009, respectively. These fees are eliminated through a corresponding decrease in operating expenses for the Fee Timber segment.

Operations. The TM&C segment’s key activity is to provide investment and timberland management services to the Funds and to other third-party timberland owners. We anticipate growth in this segment as we continue to manage the Funds, and any future funds successfully established by the Partnership. The TM&C segment represents 0%, 1% and 3% consolidated revenue for each of the years ended December 31, 2011, 2010 and 2009, respectively, after the elimination of the fees generated from asset and timberland management of the Funds.

The primary activity of this segment is the building and managing of diversified timberland portfolios for third-party investors and the Partnership. Management views this objective as the primary means of increasing the Partnership’s total timberland base, through our co-investment, while at the same time improving overall management economies of scale, limiting acquisition costs, and generating fee income. We earn annual asset management fees for managing this capital once timberland properties are acquired, annual timberland management fees, and log marketing fees based on harvest activity from the Funds’ tree farms. At the end of the fund term, if a fund achieves threshold return levels, we earn a carried interest incentive fee. As mentioned earlier, accounting guidance requires that all fees generated from managing the Funds are eliminated as a result of consolidation of the Funds into the Partnership’s financial statements. The elimination of these fees results in a decrease in the otherwise reported cost per acre of managing the Funds’ tree farms under our Fee Timber segment as well as eliminating the revenue generated from managing the Funds in the TM&C segment. An effect of these eliminations is to make the Fee Timber results look better and the TM&C results look correspondingly worse.

Fund I closed in August 2005 and has $58 million invested in two tree farms totaling 24,000 acres. Fund II closed in March 2009 and has $92 million invested in four tree farms for a combined total of 37,000 acres. In addition to the acquisition value of $150 million from the first two funds, we have capital commitments of $51 million for Fund III. We are currently raising capital for the final close of Fund III, as well as evaluating suitable timberland acquisitions for that fund.

In the past, this segment’s activities included the provision of forest management, acquisition, and disposition services to third-party timberland owners for a fee. These services generally have taken the form of a long-term management services contract, as well as specialized consulting assignments. The last of these agreements was terminated in July 2009 after a four-and-a-half year tenure. From the late 1990s through the termination of this agreement, the Partnership acted as manager on over 1.5 million acres of timberland in Washington, Oregon, California, and British Columbia. However, management considers such opportunities to be sporadic and difficult to predict, and does not include them in long-term planning for this segment.

Marketing. We market our private equity timber funds to accredited investors with an interest in investing alongside a manager with a specific regional specialization and expertise. Our Funds fill a unique niche among timberland investment management organizations due to our degree of co-investment, relatively small size, and regional specialization. Additional marketing and business development efforts include regular contact with forest products industry representatives, non-industry owners, and others who provide key financial services to the timberland sector. Our acquisition and disposition activities keep management informed of changes in timberland ownership that can represent opportunities for us to market our management and consulting services.

Customers. The Funds are the primary customers and users of TM&C services.

Competition. We compete against both larger and comparably sized companies providing similar timberland investment management services. There are approximately 22 established timberland investment management organizations competing against us in this business. The companies in this group have access to established sources of capital and, in some cases, increased economies of scale that can put us at a disadvantage. Our value proposition to investors is our long track record of success in the Pacific Northwest and our co-investment in each of the Funds.

Limitation on Expenditures. The 1997 amendment to Pope Resources’ Limited Partnership Agreement authorizing launch of the Investor Portfolio Management Business (“IPMB”) limits our cumulative net expenditures incurred in connection with the IPMB to $5.0 million including debt guarantees. As of December 31, 2011, cumulative expenditures incurred in pursuit of IPMB opportunities, including guarantees, were less than cumulative income generated. Therefore, cumulative net expenditures as of December 31, 2011 against the $5.0 million limit are zero.

Real Estate

Background. The Partnership’s real estate activities are closely associated with the management of its timberlands. Management continually evaluates timberlands in terms of the best economic use, whether this means continuing to grow and harvest timber, seeking a rezone of the property for sale or development, or working with conservation organizations and the public on a sale. After timberland has been logged, management has a choice between four primary alternatives for the underlying land: reforest and continue to use as timberland, sell as undeveloped property, undertake some level of development to prepare the land for sale as improved property, or hold as property slated for later development or sale. Generally speaking, the Real Estate segment’s activities consist of investing in and later reselling improved properties, and holding properties for later development and sale. As a result, revenue from this segment tends to fluctuate substantially, and is characterized by relatively long periods in which revenue is relatively low, while expenses incurred to increase the value of the Partnership’s development properties may be higher. However, during periods of decreased demand, soft costs and infrastructure investment are minimized so as to minimize negative cash flows. When improved properties are sold, income is recognized in the form of sale price net of acquisition and development costs. The Partnership has a 2,800-acre portfolio of property for which management believes there to be a higher and better use than timberland.

Operations. Real Estate operations focus on maximizing the value of the Partnership’s real estate portfolio. For Real Estate projects, management secures entitlements and/or infrastructure necessary to make development possible and then sells the entitled property to a party who will construct improvements. In addition, this segment works to negotiate conservation easements (CE) that typically encumber Fee Timber properties to preclude land from future development. The third and final area of operations in this segment includes leasing residential and commercial properties in the Port Gamble townsite, and leasing of a commercial office building in Poulsbo. The Real Estate segment represents 8%, 11%, and 25% of consolidated revenue in 2011, 2010, and 2009, respectively.

Development Properties
Other Land Investments. Management recognizes the significant value represented by the Partnership’s Real Estate holdings and is focused on adding to that value. The means and methods of adding value to this portfolio vary considerably depending on the specific location and zoning of each parcel. This range extends from land that has commercial activity zoning where unit values are valued on a per-square-foot basis to large lots of recently cutover timberland where value is measured in per-acre terms. In general, value-adding activities that allow for the highest and best use of the properties include: working with communities and elected officials to develop grass roots support for entitlement efforts, securing favorable comprehensive plan designation and zoning, acquiring easements, and obtaining preliminary plat approvals.

Master planned communities in Gig Harbor, Kingston, and Port Gamble, Washington make up approximately 26% of the acres in our development property portfolio. During 2011, there were no sales generated from these projects although we did transfer 7-acres out of our Gig Harbor project to the City in exchange for waiving park impact fees on the residential portion of the project. Notwithstanding market inactivity, management believes the carrying values of the development properties do not require adjustment as the basis in each of these projects incorporates very low historic costs set at the time of the Company’s formation. Due to each property’s size, development complexity, and regulatory environment, the projects are long-term in nature and require extensive time and capital investments to maximize returns.

Gig Harbor. Gig Harbor, a suburb of Tacoma, Washington, is the site of a mixed-use development project that includes a 16-acre retail/commercial site, 28 acres of business park lots, and 200 acres of land with residential zoning. In December 2008, management completed a preliminary plat submission for the 200-acre residential portion of this project that called for 554 single-family and 270 multi-family lots. A 20-year development agreement was approved in late 2010, followed by preliminary plat approval received in early 2011. Key provisions of the development agreement and plat approval include: (a) extending the project approval from 7 to 20 years; (b) reserving sufficient domestic water supply, sanitary sewer, and traffic trip capacity on behalf of the project’s 824 residential units; and (c) waiver of park impact fees in exchange for a 7-acre parcel of land for City park purposes. All components of this project have transportation, water and sewer capacities reserved for full build-out. Management has been in discussions with a number of different interested parties for sale of subsets of both the single- and multi-family portions of this project.

Bremerton. The West Hills area of Bremerton, Washington is the site of a 46-acre industrial park which is being developed in two phases that will result in a total of 24 lots. Construction on the 9 lots that make up phase I was completed in 2007. One lot has been sold from Phase I. At the completion of the sale of Phase I lots, infrastructure spending and marketing will commence for Phase II.

Kingston. The Partnership owns a 356-acre property in Kingston that is named “Arborwood” with plans for the development of 663 single-family and 88 multi-family lots. Final approval of a preliminary plat and a 15-year development agreement was completed in February 2010. Further development will not proceed until the market demonstrates an increased appetite for residential lots. The Partnership owns an additional 366 acres bordering this project, which has zoning for 5-acre lots.

Hansville. The Partnership owns a 149-acre residential development project in Hansville called “Chatham”, with 19 parcels ranging from 3 to 10 acres in size. Construction was completed in late 2007 and the lots are currently being marketed for sale. One lot was sold from this project in 2011.

Port Ludlow. Port Ludlow represents a 256-acre property located just outside the Master Planned Resort boundary of Port Ludlow, Washington. In December 2008, a submission for plat approval was made to Jefferson County. Preliminary plat approval is expected in early 2012 and, if obtained, will allow for up to 54 lots ranging from 1 to 1.5 acres each, with the balance of the property designated as open space. Development beyond the point of plat approval will not commence until demand for rural residential lots improves.

Rural Residential. Management launched the Rural Lifestyles program to capitalize on higher-and-better-use real estate values. These properties are typically non-contiguous smaller lots ranging in size between 5 and 40 acres with zoning ranging from one dwelling unit per 5 acres to one per 80 acres. Development and disposition strategies vary depending on the property’s unique characteristics. Development efforts and costs expended to ready these properties for sale include work to obtain development entitlements that will increase the property’s value as residential property as well as making improvements to existing logging roads, constructing new roads, extending dry utilities, and sometimes establishing gated entrances. As is the case with much of the Real Estate portfolio, investments in the Rural Lifestyles program have been restricted to costs necessary to achieve entitlements, while deferring construction costs until such point in time when market conditions improve.

Commercial Properties
Poulsbo. In May 2011, the Partnership purchased a 30,000-square foot commercial office building in Poulsbo, Washington. The building has a long-term tenant with a five-year, triple net lease that began in late 2010. We are in the process of finalizing a sale of our current headquarters building in Poulsbo which, if consummated as anticipated in 2012, will result in the transfer of our headquarters location into a portion of the newly acquired Poulsbo building. This newly acquired building also contains additional square footage available for expansion as well as rental to third parties.

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

The Partnership’s antecedent, Pope & Talbot, Inc. (P&T), operated a sawmill at Port Gamble from 1853 to 1995. Starting in 2002, management worked both directly and indirectly through P&T to remedy environmental contamination at the townsite and millsite and to monitor results of the cleanup efforts. After contamination was discovered at the townsite, millsite, and in the adjacent bay, the Partnership entered into a settlement and remediation agreement with P&T pursuant to which both parties were allocated responsibility for cleanup costs. Under Washington law, both Pope Resources and P&T were “potentially liable persons” based on historic ownership and/or operation of the site. These laws provide for joint and several liability among parties owning or operating property on which contamination occurs, meaning that cleanup costs can be assessed against any or all such parties. Following a series of actions under the U.S. Bankruptcy Code that began in 2007, P&T has been liquidated, leaving the Partnership as one of few potentially liable persons.

During 2011, the Department of Ecology (DOE) submitted the draft Baywide and Millsite Remedial Investigation (RI) and Feasibility Study (FS) reports for public comment. In response to feedback received during the public comment period, the DOE decided to perform additional testing and revise the RI/FS reports. The revised RI/FS reports are expected to be issued in the first half of 2012 and will be among the data that will inform a cleanup action plan anticipated to be filed with a consent decree later in 2012. The development of a cleanup action plan includes formalizing cost estimates and how costs will be shared between responsible parties, which will be reflected in the Partnership’s environmental remediation accrual liability where and when appropriate.

Following a period of heavy rain in mid-December 2010, oil from some long-buried tanks surfaced on the millsite leading to a separate remediation effort at Port Gamble. The site was remediated and we received a “No Further Action” letter from the DOE during the third quarter of 2011 confirming we have no further obligations for the project.

           See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Real Estate – Environmental Remediation Costs.”

Marketing. Marketing efforts were limited given the soft markets for land and real estate.  Marketing related to Development Properties in 2011 was centered on residential, commercial, and industrial lands for sale through traditional brokerage and real estate listing services.  Commercial Properties marketing was designed to increase visitation to and exposure of Port Gamble, thereby boosting retail sales, which led to improved lease-up of the townsite’s commercial, industrial, and residential spaces.

Customers. Management typically markets properties from the Real Estate portfolio to private individuals, residential contractors, and developers of commercial property. Customers for rental space in the Port Gamble townsite consist of both residential and commercial tenants.

Competition. Development and Commercial Properties compete with local and regional peers that offer land for sale or property for lease.

Transportation. Land values for the Real Estate portfolio are strongly influenced by transportation options between the western side of Puget Sound where properties are located and the Seattle-Tacoma metropolitan corridor. Transportation options between these areas separated by bodies of water include the Tacoma Narrows Bridge or one of several car/passenger ferries. Ferry transportation within the market area currently utilizes vessels that carry both automobiles and passengers from each of the communities of Kingston, Bremerton, and Bainbridge Island, respectively, to and from Edmonds and Seattle.

Employees

           As of December 31, 2011, the Partnership employed 45 full-time, salaried employees and 3 part-time and seasonal personnel, who are distributed among the segments as follows:

Segment	Full-Time	Part-Time/ Seasonal	Total
Fee Timber	15	-	15
Timberland Management & Consulting	5	-	5
Real Estate	14	3	17
General & Administrative	11	-	11
Totals	45	3	48

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

The following are indicative of potential changes to the regulatory climate that could affect forest practices in both states:

●
A revised Northern Spotted Owl Recovery Plan was made available to the public on June 30, 2011. According to the U.S. Fish and Wildlife Service (USFWS), “Recovery plans are guidance, not regulatory, documents and should be adaptable so that they can incorporate the best available information as new science emerges. In an effort to best incorporate new data and to most effectively implement the varied recovery actions, the USFWS developed multiple, collaborative implementation teams, management teams, and a scientific review panel. Team and work group members represent Federal agencies, the states, tribes, private industry, environmental organizations and academic institutions, and facilitate Recovery Plan implementation and recovery of the threatened spotted owl.” Regarding the role of private forests in the Plan, the USFWS states that “The revised plan does not lay out specific details on a role for non-federal lands in recovery. Rather, the USFWS recommends ongoing dialogue and collaborative decision-making with state agency partners and citizens as the best way forward.”  On February 29, 2012 the USFWS released its proposed critical habitat designation for the Northern Spotted Owl, doubling the amount of land across three states (Oregon, Washington, and California) so designated as critical habitat and for the first time including private forests.  Upon preliminary review of the proposal it appears that small portions of our Columbia and Fund I tree farms are included in the expanded habitat and we are undertaking to assess any impact on operations.  In the past, when this process was used for other species’ recovery plans, much of the initially included private land was later deleted as a result of public comment submitted during the 90-day review period that follows publication of the map.  In the instance of the bull trout, private land in Washington State was withdrawn from the recovery plan on the merits of the State’s HCP that adequately addressed protection of fish bearing streams in forest operations.  A similar outcome for spotted owl habitat on private lands is not certain, but possible.

●
A lawsuit in Oregon resulted in a ruling by the 9th Circuit Court of Appeals that water channeling structures such as culverts on logging roads are, in fact, point sources of pollution, with the potential impact of requiring an EPA discharge permit for each such structure, numbering millions of such permits across the nation. On December 12, 2011 the U.S. Supreme Court issued an order calling for the views of the U.S. Solicitor General on certiorari petitions filed by the state of Oregon and by the Oregon Forest Industry Council. The petitions asked the Supreme Court to review and reverse the 9th Circuit’s decision that storm water runoff from forest roads is a “point source” pollutant requiring a federal pollution discharge permit. This action is no guarantee that the Supreme Court will take the case, but indicates that the Court appreciates the significance of this case. The Solicitor General is expected to file his brief by mid-year 2012. Legislatively, several members of Congress are sponsoring a bill that may codify the “silvicultural exemption” to the Clean Water Act, which was effectively overturned by the 9th Circuit’s ruling. Although the initial attempt to push this bill through Congress failed, the same language was included in the Appropriations Bill that recently passed Congress and will stay the implementation of the 9th Circuit Court ruling until October, 2012, providing time to see if the Supreme Court will decide to hear the case.

●	State budget shortfalls are affecting state regulatory agencies. We expect that states will impose new, or increase existing, fees for the conduct of forest practices.

Regulatory Structure. Growing and harvesting of timber is subject to numerous laws and government policies intended to protect public resources such as wildlife, water quality, and other social values. Changes in those laws and policies can significantly affect local or regional timber harvest levels and market values of timber-based raw materials. Real estate development activities are also subject to numerous state and local regulations such as the Washington State Growth Management Act (GMA). In addition, the Partnership is subject to federal, state, and local pollution controls (with regard to air, water and land), solid and hazardous waste management, disposal and remediation laws, and regulations in each segment and all geographic regions in which it has operations.

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

      In the State of Washington, the Forests and Fish Law became the basis for revised forest practices rules and regulations. The Washington Forest Protection Association produced the Forest and Fish Report, which provided the basis for the Forests and Fish Law, through the collaborative efforts of Washington’s private landowners, federal, state and county governments, and Native American tribes. The goals of these revised rules are to:

●	Provide compliance with the Endangered Species Act (ESA) for aquatic and riparian dependent species on private forest lands;
●	Restore and maintain riparian habitat on private land to support a harvestable supply of fish;
●	Meet the requirements of the Clean Water Act for water quality on private forest lands; and
●	Keep the timber industry economically viable in the State of Washington.

The proposed Water Quality Standards that the Washington State Department of Ecology adopted in 2003 have undergone Department of Ecology and public scrutiny. As such, these rules should be sufficient to comply with the Anti-Degradation Implementation Plan as described in the Clean Water Act.

In June 2006, the U.S. Fish & Wildlife Service and NOAA Fisheries signed a Forest Practices Habitat Conservation Plan (HCP) for Washington. This HCP is a statewide program protecting 60,000 miles of streams on 9.3 million acres of forestland, set in motion by the Forests & Fish Law. It ensures landowners that practicing forestry in Washington meets the requirements for aquatic species designated by the federal Endangered Species Act.

The U.S. Environmental Protection Agency also promulgated regulations in 2000 requiring states to develop total maximum daily load (“TMDL”) allocations for pollutants in water bodies that have been determined to be “water quality impaired”.  The TMDL requirements set limits on pollutants that may be discharged to a body of water or set additional requirements, such as best management practices for nonpoint sources, including timberland operations, to reduce the amounts of pollutants in water quality impaired bodies of water.  These requirements have impacted tree farming principally through rules requiring tree farms to better minimize siltation of streams caused by roads, harvest operations and other management activities.  TMDL targets will be established for specific water bodies in the states where the Partnership operates and these targets will be set so as to achieve water quality standards within 10 years, when practicable.  In Washington, the Road Maintenance and Abandonment Planning (“RMAP”) section of the Forest Practices Rules and Regulations has been in place since 2001, under which all sedimentation problems associated with forest roads must be mitigated by 2015.  The Partnership is on schedule to complete the necessary work to meet the 2015 deadline, which will largely address the issue of non-point pollution consisting of sedimentation originating from the Partnership’s forest operations.  The mitigation process has been complicated by the 9th Circuit Court ruling that forest roads are point sources of pollution and will thus require discharge permits as discussed earlier.

The regulatory and non-regulatory forest management programs described above have increased operating costs and resulted in changes in the value of the Combined timberlands. Management does not expect to be disproportionately affected by these programs in comparison with typical timberland owners. Likewise, management does not expect that these programs will significantly disrupt its planned operations over large areas or for extended periods.

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

We are subject to statutory and regulatory risks that currently limit, and may increasingly limit, our ability to generate income. Our ability to grow and harvest timber can be significantly impacted by legislation, regulations or court rulings that restrict or stop forest practices. For example, events that focus media attention upon natural disasters and damage to timberlands have at various times brought increasing public attention to forestry practices. Additional regulations, whether or not adopted in response to such events, may make it more difficult for us to harvest timber and may reduce the amount of harvestable timber on our properties. These and other restrictions on logging, planting, road building, fertilizing, managing competing vegetation, and other activities can significantly increase the cost or reduce available inventory thereby reducing income. These regulations are likely to have a similar effect on our Timberland Management & Consulting operations, particularly in the case of the Funds. Specific examples of such regulations are cited above on page 14 in our discussion of government regulation.

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

We are sensitive to demand and price issues relating to our sales of logs in both domestic and foreign markets. We generate Fee Timber revenue primarily by selling softwood logs to domestic mills and to third-party intermediaries who resell them to the export market. The domestic market for logs in our operating area depends heavily on U.S. housing starts. Recent economic events have dramatically slowed U.S. housing starts, which has reduced demand for lumber. In addition, imported lumber from Canada and increasing market acceptance of engineered wood products have acted to hold down the price of lumber. To the extent the housing crisis continues the negative impacts on our operating results could continue. The export markets for Pacific Northwest logs are significantly affected by fluctuations in United States, Japanese and, increasingly, Chinese and Korean economies, as well as by the foreign currency exchange rate between these Asian currencies and the U.S. dollar, as well as ocean transportation costs.

We and our customers are dependent upon active credit markets to fund operations. We sell logs from our Fee Timber segment to mills and log brokers that in most circumstances rely upon an active credit market to fund their operations. Our Real Estate sales are also often dependent upon credit markets in order to fund acquisitions. To the extent the ongoing economic crisis exacerbates existing borrowing restrictions that impact consumer credit generally, we expect consumers to respond by reducing their expenditures, and those reductions may have the effect of directly reducing our revenues and of indirectly reducing the demand for our products. Any such outcomes could materially and adversely impact our results of operations, cash flows, and financial condition.

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

Management continues to monitor the Port Gamble and Port Ludlow cleanup processes closely. The $2.2 million remediation liability balance as of December 31, 2011 represents our best current estimate of the remaining cleanup cost and most likely outcome to various contingencies within both locations. Where possible, the Company records to the most likely point estimate within the range and when no point estimate within the range is better than another, the Company records to the low end of the range of possible outcomes. These liabilities are based upon a number of estimates and judgments that are subject to change as the project progresses. Statistical models have been used to estimate the liability for the aforementioned matters and suggest a potential aggregate range of loss of zero to $4.8 million which represents a two-standard-deviation range from the mean of possible outcomes generated by the modeling process used to estimate the liability.

We compete with a number of larger competitors that may be better able than we to absorb price fluctuations, may be able to expend greater resources on production, may have greater access to capital, and may operate more efficiently than we can. We compete against much larger companies in each of our business segments. We compete with these companies for management and line personnel, as well as for purchases of relatively scarce capital assets such as land and standing timber and for sales of our products. These larger competitors may have access to larger amounts of capital and significantly greater economies of scale, and they may be better able to absorb the risks of our line of business. Moreover, the timber industry has experienced significant consolidation in recent years and, as that consolidation occurs, our relative market share decreases and the relative financial capacity of our competitors’ increases. While management believes the Partnership is at a competitive advantage over some of these companies because of our lack of vertical integration into forest products manufacturing, our advantageous tax structure, and management’s attempts to diversify our asset base, we cannot assure readers that competition will not have a material and adverse effect on our results of operations or our financial condition.

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

We are controlled by our managing general partner. As a limited partnership, substantially all of our day-to-day affairs are controlled by our managing general partner, Pope MGP, Inc. The board of directors of Pope MGP, Inc. serves as our board of directors, and by virtue of a stockholder agreement, the shareholders of Pope MGP, Inc., Emily T. Andrews and Peter T. Pope, each have the ability to designate one of our directors and to veto the selection of each of our other directors, other than our chief executive officer, who serves as a director by virtue of his executive position. Unitholders may remove the managing general partner only in limited circumstances, including, among other things, a vote of the holders of a two-thirds majority of the “qualified units,” which means the units that have been owned by their respective holders for at least five years prior to such vote. By virtue of the terms of our agreement of limited partnership, as amended, or “partnership agreement”, our managing general partner directly, and Mrs. Andrews and Mr. Pope indirectly, have the ability to prevent or impede transactions that would result in a change of control of the Partnership; to prevent or, upon the approval of limited partners holding a majority of the units, to cause, the sale of the assets of the Partnership; and to cause the Partnership to take or refrain from taking certain other actions that you might otherwise perceive to be in the Partnership’s best interest. Under our partnership agreement, we are required to pay to Pope MGP, Inc. an annual management fee of $150,000, and to reimburse Pope MGP, Inc. for certain expenses incurred in managing our business. There were no expense reimbursements in 2011 while reimbursements for expenses in 2010 were less than $1,000.

Item 1B.	UNRESOLVED SECURITIES AND EXCHANGE COMMISSION COMMENTS

None

Item 2.	PROPERTIES

           The following table reconciles acreage owned as of December 31, 2011 to acreage owned as of December 31, 2010. As noted previously, we own 20% of the Funds, and this table includes the entire 61,000 acres of timberland owned by the Funds. Properties are typically transferred from Fee Timber to the Real Estate segment at the point in time when the Real Estate segment takes over responsibility for managing the properties with the goal of maximizing the properties’ value upon disposition.

(acres in thousands)	Timberland Acres by Tree Farm
Description	2010	Acquisitions	Sales	2011

Hood Canal tree farm (1)	70.5		(0.5)	70.0
Columbia tree farm (1)	43.6			43.6
Subtotal Partnership Timberland	114.1	-	(0.5)	113.6

Fund I tree farms	23.9			23.9
Fund II tree farms (2)	37.2			37.2
Subtotal Funds' Timberland	61.1	-	-	61.1

Total Fee Timber acres	175.2	-	(0.5)	174.7
Total Real Estate acres (see detail below)	2.8			2.8
Grand total acres	178.0	-	(0.5)	177.5

(1) A subset of this property is used as collateral for the Partnership's long-term debt, excluding debt of the Funds.
(2) A subset of this property is used as collateral for Fund II's long-term debt.

	Real Estate Acres Detail
Project Location	2010	Acquisitions	Sales	2011

Gig Harbor	251			251
Bremerton	46			46
Kingston - Arborwood	356			356
Kingston - 5-acre zoning	366			366
Hansville	152		(3)	149
Port Ludlow	256			256
Port Gamble townsite	167			167
Other Rural Residential	1,242		(13)	1,229
Total	2,836	-	(16)	2,820

The following table provides dwelling unit (DU) per acre zoning for the Partnership’s owned timberland and development properties as of December 31, 2011 and land sold during 2011:

Current Real Estate Land Inventory by Zoning Category		2011 Sales from RE Portfolio
Zoning Designation	Acres	Acres	$/Acre	Total Sales
Urban zoning - residential	587	2	$187,000	$374,000
Urban zoning - commercial	98
Historic Rural Town	86
1 DU per 5 acres	708
1 DU per 10 acres	131
1 DU per 20 acres	868	14	10,857	152,000
1 DU per 40 acres	45
1 DU per 80 acres	251
Forest Resource Lands	26
Open Space	20
Total	2,820	16	$32,875	$526,000

Item 3.	LEGAL PROCEEDINGS

None.

Item 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S UNITS, RELATED SECURITY HOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

           The Partnership’s equity securities are listed on NASDAQ and traded under the ticker symbol “POPE”. The following table sets forth the 2009 to 2011 quarterly ranges of low and high prices, respectively, for the Partnership’s units together with per unit distribution amounts by the period in which they were paid:

Year Ended December 31, 2009	High	Low	Distributions
First Quarter	$22.89	$15.61	$0.20
Second Quarter	28.98	18.52	0.20
Third Quarter	25.28	21.56	0.20
Fourth Quarter	25.25	22.32	0.10
Year Ended December 31, 2010
First Quarter	$28.89	$23.32	$0.10
Second Quarter	28.90	25.02	0.10
Third Quarter	28.00	24.00	0.25
Fourth Quarter	38.61	26.62	0.25
Year Ended December 31, 2011
First Quarter	$48.00	$35.02	$0.25
Second Quarter	49.00	40.81	0.25
Third Quarter	50.29	39.02	0.35
Fourth Quarter	47.50	38.00	0.35

Unitholders

As of February 3, 2012, there were 4,410,226 outstanding units, representing 263 holders of record. Units outstanding include 61,998 that are currently restricted from trading and that were granted to 16 holders of record who are either management employees or members of the managing general partner’s board of directors. The trading restriction for these units is lifted as the units vest. These restricted units vest over a four-year vesting schedule, either ratably over four years or 50% on the third anniversary of the grant date and the remaining 50% upon reaching the fourth anniversary.

Distributions

All cash distributions are at the discretion of the Partnership’s managing general partner, Pope MGP, Inc. (the “Managing General Partner”). During 2011, the Partnership made two quarterly distributions of 25 cents per unit and two of 35 cents per unit that totaled $5.3 million in the aggregate. In 2010, we made two distributions of 10 cents per unit and two of 25 cents per unit, totaling $3.2 million in the aggregate.

The improvement in log prices and return to more normal harvest levels after deferring considerable volume from 2008 to 2010 served to inform a $0.10, or 40% increase in quarterly distribution in the third quarter of 2011. This increase was on top of a $0.15, or 150%, increase in quarterly distribution in the third quarter of 2010 to 25 cents per unit. The Managing General Partner, in its discretion, determines the amount of the quarterly distribution and regularly evaluates distribution levels. The Partnership recognizes that current economic conditions warrant continued sensitivity to the stewardship of cash balances. As such, the quarterly determination of distribution amounts, if any, will reflect the expectations of management and the Managing General Partner for the Partnership’s liquidity needs.

Equity Compensation Plan Information

The Partnership maintains the Pope Resources 2005 Unit Incentive Plan, which authorizes the granting of nonqualified equity compensation in order to provide incentives to align the interests of management with those of unitholders. Pursuant to the plan, the Partnership issues restricted unit grants with vesting ranges between two and four years on the anniversary of the grant. The terms of these grants require that the grantee remain an employee as of the vesting date. As of December 31, 2011 there were 58,500 unvested and outstanding restricted units of which 29,750 units are scheduled to vest in 2012. Previously, the Partnership maintained the Pope Resources 1997 Unit Option Plan pursuant to which unit options were granted for purposes similar to the 2005 incentive plan. Upon the adoption of the 2005 Unit Incentive Plan, the Partnership ceased making further awards under the 1997 plan. As of December 31, 2011 there were fully vested options outstanding for the purchase of 5,500 units with a weighted average exercise price of $16.35. Additional information regarding equity compensation arrangements, including the new 2010 incentive compensation program, is set forth in Note 6 to Consolidated Financial Statements and Item 11 - Executive Compensation. Such information is incorporated herein by reference.

Repurchase of Equity Securities

In December 2008 we announced a unit repurchase plan pursuant to which the Partnership was authorized to repurchase limited partner units with an aggregate value of up to $2.5 million. Since that time, we have increased the aggregate value of units authorized for repurchase to $5 million and extended the repurchase plan to allow for repurchases through December 2012. As of December 31, 2011, there remained an unutilized authorization for unit repurchases of $2.5 million. There were no Partnership unit repurchases under this 2008 plan during 2011. On December 31, 2010, the Partnership repurchased 334,340 units from a single shareholder, outside the scope of the formal repurchase program, for $35.50 per unit (which excludes a $0.05 per unit commission paid on settlement).  The units represented 7.2% of the total units outstanding at that time and were retired.

Performance Graph

The following graph shows a five-year comparison of cumulative total unitholder returns for the Partnership, the Standard & Poor’s Forest Products Index and the Wilshire 4500 for the five years ended December 31, 2011. The total unitholder return assumes $100 invested at the beginning of the period in the Partnership’s units, the Standard and Poor’s Forest Products Index, and the Wilshire 4500. The graph assumes distributions are reinvested.

Issuance of Unregistered Securities

           The Partnership did not conduct any unregistered offering of its securities in 2009, 2010, or 2011.

Item 6.	SELECTED FINANCIAL DATA

           Actual Results. The financial information set forth below for each of the indicated years is derived from the Partnership’s audited consolidated financial statements. This information should be read in conjunction with the audited consolidated financial statements and related notes included with this report.

(Dollars in thousands, except per unit data)	Year Ended December 31,
Statement of operations data	2011	2010	2009	2008	2007
Revenue:
Fee Timber	$52,729	$27,674	$14,847	$23,551	$35,514
Timberland Management & Consulting	-	31	601	944	1,344
Real Estate	4,545	3,487	5,030	3,683	15,037
Total revenue	57,274	31,192	20,478	28,178	51,895

Operating income/(loss):
Fee Timber	16,899	9,703	3,724	6,294	15,215
Timberland Management & Consulting	(1,515)	(1,250)	(375)	(543)	(883)
Real Estate (1)	(349)	(809)	1,663	(1,111)	5,163
General and Administrative	(4,188)	(4,731)	(3,733)	(3,951)	(4,782)
Total operating income	10,847	2,913	1,279	689	14,713

Net income (loss) attributable to unitholders	$8,754	$2,038	$(272)	$1,162	$15,508

Earnings (loss) per unit – diluted	$1.94	$0.43	$(0.07)	$0.23	$3.22

Distributions per unit	$1.20	$0.70	$0.70	$1.60	$1.36

Balance sheet data
Total assets	$230,408	$235,837	$187,080	$165,411	$148,550
Long-term debt, net of current portion	45,793	50,468	28,659	28,169	29,385
Partners’ capital	75,759	70,990	83,126	87,817	96,644
Debt to total capitalization (2)	33%	37%	26%	25%	24%

(1)	Real Estate operating results in 2011, 2010, 2009, and 2007 included $977,000, $875,000, $30,000, and $1,878,000, respectively, of environmental remediation charges.
(2)
Debt-to-total-capitalization ratio is calculated with the numerator equal to long-term debt of the partnership plus 20% of the Funds’ debt, divided by the sum of the aforementioned numerator and Partner’s capital.

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

(Dollars in thousands)	Year Ended December 31,
Free cash flow (3):	2011	2010	2009	2008	2007
Cash provided by operations (4)	$21,660	$8,950	$662	$3,952	$12,113
Plus:
Net (income) loss attributable to noncontrolling interests (5)	(173)	1,218	950	1,018	402
Less:
Principal payments	(30)	(1,038)	(1,418)	(1,342)	(1,481)
Change in operating accounts and non-cash charges (6)	(905)	(3,295)	(585)	44	2,528
Capital expenditures, excluding
timberland acquisitions (7)	(1,911)	(941)	(1,224)	(1,715)	(2,294)
Free cash flow	$18,641	$4,894	$(1,615)	$1,957	$11,268

Other data
Acres owned/managed (thousands)	178	175	150	405	430
Fee timber harvested (MMBF)	90	53	32	38	55

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
(7)
Fund II acquired 25,000 and 12,000 acres of timberland in 2010 and 2009, respectively, and the Partnership acquired 1,180 acres of timberland in 2008. Fund I acquired 24,000 acres of timberland in 2006. The cost of these acquisitions was not included in the calculation of free cash flow.  In addition, $3.2 million to acquire a Poulsbo, WA commercial office building in 2011 is also excluded.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains a number of projections and statements about our expected financial condition, operating results, and business plans and objectives. These statements reflect management’s estimates based upon our current goals, in light of management’s knowledge of existing circumstances and expectations about future developments. Statements about expectations and future performance are “forward looking statements” which describe our goals, objectives and anticipated performance. These statements are inherently uncertain, and some or all of these statements may not come to pass. Accordingly, you should not interpret these statements as promises that we will perform at a given level or that we will take any or all of the actions we currently expect to take. Our future actions, as well as our actual performance, will vary from our current expectations, and under various circumstances these variations may be material and adverse. Some of the factors that may cause our actual operating results and financial condition to fall short of our expectations are set forth in the part of this report entitled “Risk Factors” in Item 1A above. Some of the issues that may have an adverse and material impact on our business, operating results and financial condition include economic conditions that affect consumer demand for our products and the prices we receive for them both domestically and overseas, particularly in certain parts of Asia; government regulation that affects our ability to access our timberlands and harvest logs from those lands; the implications of significant indirect sales to overseas customers, including currency translation, regulatory and tax matters; the effect of financial market conditions on our investment portfolio and related liquidity; environmental and land use regulations that limit our ability to harvest timber and develop property; access to debt financing by our customers as well as ourselves; the impacts of climate change and natural disasters on our timberlands and on surrounding areas; and the potential impacts of fluctuations in foreign currency rates as they affect demand for our products and customers’ ability to pay. From time to time we identify other risks and uncertainties in our other filings with the Securities and Exchange Commission. The forward-looking statements in this report reflect our estimates as of the date of the report, and we cannot undertake to update these statements as our business operations and environment change.

This discussion should be read in conjunction with the Partnership’s audited consolidated financial statements included with this report.

EXECUTIVE OVERVIEW

Pope Resources, A Delaware Limited Partnership (“we” or the “Partnership”), is engaged in three primary businesses. The first, and by far most significant segment in terms of owned assets and operations, is the Fee Timber segment. This segment includes timberlands owned directly by the Partnership and operations of the Funds. Operations in this segment consist of growing timber to be harvested as logs for sale to export brokers and domestic manufacturers. The second most significant business segment in terms of total assets owned is the development and sale of real estate. Real Estate activities primarily take the form of securing permits, entitlements, and, in some cases, installing infrastructure for raw land development and then realizing that land’s value by selling larger parcels to buyers who will take the land further up the value chain, either to home buyers or to operators and lessors of commercial property. Since these land projects span multiple years, the Real Estate segment may incur losses for multiple years while a project is developed, and will not recognize operating income until that project is sold. In addition, within this segment we sometimes negotiate and sell conservation easements (CE’s) on Fee Timber properties to preclude future development. Our third business segment, which we refer to as Timberland Management & Consulting (“TM&C”), is raising and investing capital from third parties for private equity timber funds, and thereafter managing those funds for the benefit of all investors.

Our current strategy for adding timberland acreage is centered on our private equity timber fund business model, which consists of raising investment capital from third-party investors and investing that capital, along with our own co-investment, into new timberland properties. We have raised two timber funds that have acquired a combined $150 million of timberland properties. Our 20% co-investment in the first two Funds, which totals $28 million, affords us a share of the Funds’ distributed operating cash flows while allowing us to earn asset management and timberland management fees as well as incentive fees based upon the overall success of each fund. Management also believes that this strategy allows us to maintain more sophisticated expertise in timberland acquisition, valuation, and management than could be cost-effectively maintained for the Partnership’s timberlands alone. We believe our co-investment strategy also boosts our credibility with existing and prospective investors by demonstrating that we have both an operational as well as a financial commitment to the Funds’ successes. We are in the process of raising a third fund with a target total Fund III size of $100 million. To date, we have closed on $51 million of committed capital for Fund III, $7 million of which represents our co-investment. The Funds are consolidated into our financial statements, with the income attributable to equity owned by third parties reflected in our Consolidated Statement of Operations under the caption “Net (income) loss attributable to noncontrolling interest-ORM Timber Funds.”

As an owner and manager of timberland, we focus keenly on three “product” markets: lumber, logs, and timberland. Each of these markets has unique and distinct attributes such that the respective product prices in each market do not move up or down in lockstep with each other. Generally, the lumber market is the most volatile as it responds quickly (even daily) to changes in housing-driven demand and to changes in lumber inventories. We do not manufacture lumber, but the price of finished lumber affects the demand and pricing for logs. Although the lumber market is volatile, it can provide considerable information about trends that will affect our harvest decisions. Log markets are affected by what is happening in the spot lumber markets, but pricing shifts typically adjust monthly or quarterly rather than daily. Log price volatility is also moderated because logs are used to produce products besides lumber (especially pulp). The market for timberland tends to be even less volatile, with pricing changes that lag behind both lumber and log markets. This is largely a function of the longer time horizons utilized by timberland investors, where the short-swing fluctuations of log or lumber prices are moderated in acquisition modeling. We monitor the lumber market because activity there can presage log price changes. We are constant participants in the log market as we negotiate delivery prices with our customers. The timberland market is important as we are constantly evaluating our own portfolio and its underlying value, as well as the opportunities to adjust that portfolio through either the acquisition or disposition of such land.

Land held for sale in western Washington by our Real Estate segment is suitable primarily for residential and commercial building sites. The markets for these products have recently suffered along with regional and national markets, producing a decline in our sales. The challenges of our Real Estate segment center around how and when to “harvest” a parcel of land and capture the optimum value increment by selling the property, balancing the long-term risks of carrying and developing a property against the potential for income and positive cash flows upon sale

Our revenue, net income and cash flows increased in 2011 from 2010 and 2009 primarily as a result of increased demand for logs in China. Markets for logs in Japan and Korea were stable for most of this period, with renewed strength in late 2011 from Japan. Increased export lumber demand from China also contributed indirectly by helping our sawmill customers increase lumber exports at a time when domestic lumber demand is still soft due to depressed housing markets. Macroeconomic factors that reflect or influence the health of the U.S. housing market and have a bearing on our business revolve around employment growth, tight credits markets, and the supply of foreclosed homes. These factors resulted in exceedingly low housing starts in 2009, 2010 and 2011, which negatively impacted our revenues, net income and cash flow. While these macroeconomic factors did not materially improve in 2011, their impact in 2011 on our business was overshadowed by the strength of log export markets.

Currency exchange rates and ocean freight rates influence the competitiveness of our logs in Asian export markets as well as the competitiveness of our domestic sawmill customers in the context of their Asian lumber exports relative to imported lumber from Canada, Europe, or the Southern Hemisphere. We sell our export logs to domestic intermediaries who then export the logs. Exchange rates impact the ability of these intermediaries to compete in Asian markets with logs that originate from Canada, Russia, or the Southern Hemisphere. In 2011, the U.S. dollar weakened against the Canadian, Australian and New Zealand dollars, the Japanese yen and Korean won, and Russian ruble. This relative currency weakness increased the attractiveness of our logs to Asian markets.

Our consolidated revenue in 2011, 2010, and 2009, on a percentage basis by segment, was as follows:

Segment	2011	2010	2009
Fee Timber	92%	89%	72%
Timberland Management & Consulting	-%	-%	3%
Real Estate	8%	11%	25%

Additional segment financial information is presented in Note 11 to the Partnership’s Consolidated Financial Statements included with this report.

Outlook

Remaining harvest volume deferred from prior years totaled 34 MMBF as of December 31, 2011 and provides us the flexibility to respond to strength in log markets by increasing our harvest level above our current planned harvest level for 2012 of 75-85 MMBF, which includes 28 MMBF from the Funds. Export log markets are expected to provide continued price support until the domestic market recovers. Log markets in early 2012 have slowed compared to the demand seen in the fourth quarter of 2011, but are showing signs of improvement.

We expect some improvement in operating results for our Real Estate segment with anticipated closings of properties in 2012.

General & Administrative costs in 2012 are expected to be comparable to 2011.

RESULTS OF OPERATIONS

The following table reconciles net income (loss) attributable to unitholders for the years ended December 31, 2011 to 2010 and 2010 to 2009. In addition to the table’s numeric analysis, the explanatory text that follows describes many of these changes by business segment.

YEAR TO YEAR COMPARISONS
(in thousands)

	2011 vs. 2010	2010 vs. 2009

	Total	Total
Net income (loss) attributable to unitholders:
2011 period	$8,754
2010 period	2,038	$2,038
2009 period		(272)
Variance	$6,716	$2,310

Detail of earnings variance:
Fee Timber
Log price realizations (A)	$7,306	$4,028
Log volumes (B)	18,076	8,421
Depletion	(6,589)	(3,168)
Production costs	(9,254)	(2,905)
Other Fee Timber	(2,343)	(397)
Timberland Management & Consulting
Third-party management fees	-	(531)
Other Timberland Management & Consulting	(265)	(344)
Real Estate
Land and conservation easement sales	554	(1,199)
Environmental remediation liability	(102)	(845)
Timber depletion on HBU sale	(150)	6
Other Real Estate	158	(434)
General & administrative costs	543	(998)
Net interest expense	(540)	(137)
Debt extinguishment costs	1,250	(113)
Noncontrolling interest	(1,391)	268
Other (taxes, investment related)	(537)	658
Total change in earnings	$6,716	$2,310

(A) Price variance calculated by extending the change in average price realized by current period volume.
(B) Volume variance calculated by extending change in sales volume by the average log sales price for the the comparison period.

Fee Timber

Revenue and Operating Income

Fee Timber results include operations from 114,000 acres of timberland owned by the Partnership and 61,000 acres of timberland owned by the Funds. Fee Timber revenue is earned primarily from the harvest and sale of logs from these timberlands which are located in western Washington and northwestern Oregon and, to a lesser extent, from the ground leases for cellular communication towers, gravel mines and quarries, together with the sale of other resources from our timberlands. Our Fee Timber revenue is driven primarily by the volume of timber harvested and the average log price realized on the sale of that harvested timber. Fee Timber expenses, which consist predominantly of depletion, harvest and transportation costs, vary directly and roughly proportionately with harvest volume and the resulting revenues. Revenue and costs related to harvest activities on timberland owned by the Funds are consolidated into this discussion of operations.

Revenue and operating income for the Fee Timber segment for each year in the three-year period ended December 31, 2011, are as follows:

(in millions) Year ended	Log Sale Revenue	Mineral, Cell Tower & Other Revenue	Total Fee Timber Revenue	Operating Income (Loss)	Harvest Volume (MMBF)
Pope Resources Timber	$29.5	$1.5	$31.0	$13.6	50.7
Timber Funds	21.6	0.1	21.7	3.3	39.5
Total Fee Timber 2011	$51.1	$1.6	$52.7	$16.9	90.2

Pope Resources Timber	$20.7	$1.6	$22.3	$9.5	42.3
Timber Funds	5.1	0.3	5.4	0.2	10.7
Total Fee Timber 2010	$25.8	$1.9	$27.7	$9.7	53.0

Pope Resources Timber	$13.3	$1.5	$14.8	$4.0	32.5
Timber Funds	-	-	-	(0.3)	-
Total Fee Timber 2009	$13.3	$1.5	$14.8	$3.7	32.5

Fiscal Year 2011 compared to 2010. Fee Timber revenue and operating income increased $25.0 million and $7.2 million, respectively, in 2011 from 2010. The increases were the result of a 70% increase in harvest volume from 2010 to 2011 in addition to an $81/MBF, or 17%, increase in average realized log price. The harvest volume increase reflects our response to the improvement in the export market that began in 2010 and continued through 2011. We harvested 27 MMBF more than the 2011 planned harvest of 63 MMBF in response to stronger export markets. This additional volume was only a portion of the deferred volumes that accumulated during the years 2008-2010 on the Combined tree farms when we held back on harvesting due to very weak markets. The export market to China was the driving force for increases in log prices as the China market purchased logs typically directed to domestic sawmills. The operating income increase was relatively smaller than the revenue increase as a result of a higher proportion of harvest from the Funds and the corresponding higher depletion expenses that come with newly acquired properties.  In addition, we experienced increased road maintenance costs, which grew from $812,000, or 21%, of Combined tree farm operating expenses in 2010 to $2.4 million, or 41%, of Combined tree farm operating expenses in 2011 as roads were being prepared for higher levels of future harvest operations.

Revenue and operating income for the Funds increased $16.5 million and $3.1 million, respectively, from 2010 to 2011. A nearly fourfold increase in harvest volume coupled with a $78/MBF, or 16%, increase in log price were the factors responsible for the increases. The increase in income for the Funds was less dramatic than the increase in revenue would suggest because of the high depletion rates on Fund properties in addition to a $1.1 million increase in road maintenance costs from 2010 to 2011.

Fiscal Year 2010 compared to 2009. Revenue and operating income increased in 2010 from 2009 due to a 63% increase in harvest volume and a $76/MBF, or 19%, increase in log prices. Harvest volume increased as both export log markets strengthened relative to 2009 and new export lumber markets to China emerged. The planned harvest for 2010 was 32 MMBF from the Partnership timberlands and no harvest from the Funds, however we responded to improved export and domestic market conditions by harvesting more volume from both ownerships.

We deferred harvesting from each of the Funds’ tree farms in 2009 and the first quarter of 2010 in anticipation of weak log markets. However, we began harvesting from the Funds’ tree farms during the second quarter of 2010 in response to improvements to domestic and export log markets and continued harvesting through the end of year to take advantage of higher prices. We harvested 11 MMBF from the Funds’ tree farms in 2010 compared to no harvest in 2009. The Funds collectively generated revenue of $5.4 million in 2010 compared with $28,000 of revenue in 2009. The 2010 operating income of $166,000 for the Funds is a $460,000 improvement over 2009’s operating loss of $294,000 as a result of a 10.7 MMBF increase in harvest volume and a small Fund I land sale in 2010. Fund operating income as a percentage of revenue reflects the high basis relative to the historic Partnership timberlands and, as a result, higher depletion expense than the Partnership timberlands.

Log Volume

Log volume sold for each year in the three-year period ended December 31, 2011 was as follows:

Volume (in MMBF)	2011	% Total	2010	% Total	2009	% Total
Sawlogs
Douglas-fir	55.2	61%	35.0	66%	22.4	69%
Whitewood	18.0	20%	7.1	13%	1.1	3%
Cedar	1.4	1%	0.9	2%	0.8	2%
Hardwoods	2.4	3%	0.9	2%	0.8	3%
Pulpwood
All Species	13.2	15%	9.1	17%	7.3	23%
Total	90.2	100%	53.0	100%	32.5	100%

Fiscal Year 2011 compared to 2010. Harvest volume increased by 37 MMBF, or 70%, from 2010 to 2011 with 29 MMBF, or 77%, of that increase attributable to a boost in Fund harvest. A large percentage of the Funds’ previously deferred volume was harvested in 2011 to take advantage of favorable pricing. This elevated the Funds’ share of Combined volume mix from 20% in 2010 to 44% in 2011. As described above, the twin decisions to accelerate harvest from both the Partnership’s and Funds’ tree farms came in response to demand from China that took hold during 2010 and continued through 2011. The shift in year-to-date Combined species mix that saw whitewood volume increase from 13% in 2010 to 20% in 2011, primarily at the expense of Douglas-fir volumes which declined to 61% in 2011 from 66% in 2010, can be attributed to the incremental China export demand, which is largely indifferent to species mix. Since the incremental increase in whitewood log prices greatly exceeded the lift in Douglas-fir prices, and we expected that this surge in whitewood prices would be short-lived, we emphasized the harvesting of timber stands with whitewood as the predominant species. This emphasis played well into boosting harvest volumes from the Funds’ tree farms where the inventory has a heavier whitewood component. Our cedar and hardwood volumes are minor components of the overall mix and they stayed relatively consistent year over year, while pulpwood saw a slight decline from 2010 to 2011, even as pulpwood prices rose 23% from 2010 to 2011.

Fiscal Year 2010 compared to 2009. Harvest volume increased by 21 MMBF, or 63%, from 2009 to 2010. Strong Chinese export markets, and to a lesser extent Korean markets, prompted our decision to increase harvest volume above 2009’s level. This strong export market has helped support domestic sawlog prices despite a soft domestic lumber market as domestic sawmills have had to increase log prices to compete for volume diverted to export markets. Many of our sawmill customers are able to afford higher log prices due to the emergence of a new export lumber market in China, for which many of these customers are producing a significant proportion of their overall lumber volume. Log volumes harvested in 2009 included a higher proportion of pulpwood due to our decision to focus harvest on lower quality timber stands to conserve higher value sawlog volume for better future market conditions.

Log Prices

Logs from the Combined tree farms serve a number of different domestic and export markets, with domestic mills historically representing our largest market segment. During the fourth quarter of 2010 and through 2011, however, logs destined for export markets represented the largest share of our total log sales, as the China market accepted lower quality than what has traditionally defined an export log. As a result, virtually all of what used to be sold to domestic mills instead flowed to the China market during this period. Beginning in the middle of 2010 and through most of 2011, the relative strength of the China export market has been a driving force for much of our log pricing. In contrast to the Japan export market that has historically consisted of the top end of the quality spectrum with a particular preference for Douglas-fir, the China market not only accepts a log quality that is comparable to that which typically goes to the domestic market but is also relatively indifferent as to softwood species.

We have categorized our sawlog volume by species, which is a significant driver of price realized as indicated by the table below. The average log price realized by species for each year in the two-year period ended December 31, 2011 was as follows:

		Fiscal Year
			∆ from 2010 to 2011
		2011	$/MBF	%	2010
Sawlogs	Douglas-fir	$609	$81	15%	$528
	Whitewood	546	100	22%	446
	Cedar	923	6	1%	917
	Hardwood	573	71	14%	502
Pulpwood	All Species	383	72	23%	311
Overall		567	81	17%	486

The 2011 average log price increased $81/MBF, or 17%, over the 2010 average log price. This was principally due to a $102/MBF, or 19%, year-over-year increase in export price in addition to a $100/MBF, or 22%, increase in whitewood prices, and a $72/MBF, or 23%, increase in pulpwood prices. We targeted some stands with a heavier mix of pulpwood during 2011 to take advantage of this uptick in price which was driven by short supplies of residual chips due to a decline in lumber produced from domestic sawmills.

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

Douglas-fir: Douglas-fir is noted for structural characteristics that make it generally preferable to other softwoods and hardwoods for the production of construction grade lumber and plywood. Demand and price for Douglas-fir sawlogs have historically been very dependent upon the level of new home construction in the U.S. Douglas-fir log prices realized in 2011 reflect some softening of this direct link between Douglas-fir sawlog prices and domestic housing starts offset by a dramatic increase in demand from China for various species of softwood sawlogs and a continuing demand from Japan for the highest grades of Douglas-fir logs. Douglas-fir prices increased $81/MBF, or 15%, when comparing 2011 to 2010, due primarily to strong export markets.

The rally in Douglas-fir sawlogs prices from the lows of 2008 and 2009 began in early 2010 with participants in the domestic supply chain for lumber increasing demand for logs in response to declining inventories. This increase in domestic demand coincided with an increase in export market demand from China, and to a lesser extent Korea. The aforementioned lumber inventory issue was largely addressed by domestic producers in the first quarter of 2010 and with the continued softness in housing starts, we saw sawmills quickly return in the second quarter to lower production levels. There was, however, continued strength in the export market to China which created competition for Douglas-fir sawlogs and other softwood species. The 2010 price realized on Douglas-fir sawlogs was up $93/MBF, or 21%, from 2009 as a result of the aforementioned competition between domestic mills and export markets. The two-year $174/MBF, or 40%, increase in Douglas-fir log price more than reversed the $102/MBF, or 19%, decline in price from 2008 to 2009.

Whitewood: “Whitewood” is a term used to describe several softwood species, but for us primarily refers to western hemlock. Though generally considered to be of a lower quality than Douglas-fir, these logs are also used for manufacturing construction grade lumber. Historically, there has been a modest export market for whitewood logs, with most of this volume going to Korea. This changed during 2010 and continued through 2011, as the China market sustained its appetite for softwood logs, with little apparent regard or discrimination as to species. To the extent we were able to access whitewood stands, we harvested this species preferentially to take advantage of its higher relative price lift resulting from surging export demand. This strategy benefitted the Funds’ tree farms more than the Partnership tree farms because the former contain a higher proportion of whitewood and the Partnership’s whitewood stands tend to be at higher elevations and not easily accessible during winter. In 2011, whitewood prices increased $100/MBF, or 22%, from 2010 due to the export demand for this species. The price realized on whitewood sawlogs in 2010 was up $137/MBF, or 44%, versus 2009, also driven by the relative strength in the export log markets in 2010 compared to 2009. Even more pronounced than the two-year improvement noted above for Douglas-fir, the realized price for whitewoods in 2011 was $237 per MBF, or 77% higher than 2009’s average realization of $309 per MBF.

Cedar: Cedar is a minor component in most upland timber stands and is generally used for outdoor applications such as fencing, siding and decking. Although there is a link between demand for these products and housing starts, this link is not as strong as with most other softwood species. Cedar prices remained flat, increasing $6/MBF, or 1%, from 2010 to 2011. A small spike in demand from buyers in 2010 helped drive a $100/MBF, or 12%, increase in cedar prices over 2009.

Hardwood: “Hardwood” can refer to many different species, but on our tree farms, hardwood stands primarily consist of red alder. The local mills that process red alder sawlogs are using the resource to manufacture lumber for use in furniture and cabinet construction. Hardwood prices increased $71/MBF, or 14%, in 2011 over the prior year. This was on top of a $56/MBF, or 13%, year-over-year increase from 2009 to 2010 in response to the continued demand for lumber, which came at a time when some mills had relatively low inventories in 2010.

Pulpwood: Pulpwood is a lower quality log of any species that is manufactured into wood chips. These chips are used primarily to make a full range of pulp and paper products from unbleached linerboard (used in paper bags and cardboard boxes) to fine paper and specialty products. The pulpwood market has enjoyed relative strength in recent years as a direct result of sawmills taking significant downtime in response to the slowdown in housing starts. Sawmills typically provide the bulk of the chips used by pulp manufacturers, so curtailed sawmill production helped to push up the price of pulpwood logs sold directly to pulp mills as a primary alternative raw material source. During 2011, pulpwood prices increased $72/MBF, or 23%, when compared to 2010. This compares to 2010, when pulpwood prices were up $15/MBF, or 5%, compared to 2009.

Customers

The export market for logs in the Pacific Northwest has been migrating over the last couple of years from a market highly focused on Japan to a market that includes more volume to China and Korea. During the third quarter of 2010, China eclipsed Japan as the largest export log destination from the Pacific Northwest. The Japan market historically required a higher quality log relative to the domestic U.S. market, and is willing to pay a premium for such logs. Under this historical pattern, domestic U.S. sawmills and export customers in Japan had complementary segments of the market. Due to the lower valued end-uses of products manufactured in China and Korea, including concrete forms and pallets, these log markets tend to seek the full complement of domestic and export sorts, as well as a broader range of species such as whitewoods, from the Pacific Northwest. The resultant lower average sawlog quality and more diverse species mix flowing to China and Korea has resulted in a narrowing of the export premium received for sales of logs into these markets. Combined with a higher absolute demand for export logs, this new and broadened source of demand for sawlogs in the Pacific Northwest is expected to continue to exert pricing pressure on domestic mills that have been competing with these offshore sources of demand for Pacific Northwest sawlogs. These new outlets for lower quality logs have helped to diversify our customer mix away from domestic mills that are more heavily dependent on the U.S. home building market.

The ultimate decision on where to sell logs is based on the net proceeds we receive after considering the delivered log prices from a prospective customer offset by the hauling cost needed to get logs to that customer. In instances where harvest operations are in close proximity to a mill relative to the export yard of a broker, we will take advantage of favorable haul costs over selling to an export customer whose yard may be a greater distance from a harvest unit. The higher net delivered log value earned by selling to the domestic mill will, in such instances, result in sales of logs originally intended for Asia being diverted to domestic markets. As such, delivered log price movements are influenced by marketing decisions predicated on a net return rather than merely focusing on the delivered log price.

Annual harvest volume and average price paid each year in the three-year period ended December 31, 2011 was as follows:

	2011			2010			2009
Destination	Volume	%	Price	Volume	%	Price	Volume	%	Price
Export brokers	40.6	45%	$628	17.7	33%	$526	4.9	15%	$581
Domestic mills	36.4	40%	565	26.2	50%	520	20.2	62%	410
Pulpwood	13.2	15%	383	9.1	17%	311	7.3	23%	296
Total	90.2	100%	$567	53.0	100%	$486	32.5	100%	$410

Fiscal Year 2011 compared to 2010. Export brokers purchased 45% of total year-to-date volume compared to 33% during the same period in 2010. In addition, export brokers increased the price they paid by $102/MBF, or 19%, on a year-over-year basis. Nearly all of this increase in volume came at the expense of domestic mills, which purchased 40% of our mix in 2011 compared to 50% in 2010. Notwithstanding the loss in total volume purchased, domestic mills increased prices paid by $45/MBF, or 9%, in an effort to compete with export brokers for logs being sold to the export market. Pulpwood buyers saw a slight decline in logs sold in 2011 compared to the same period in 2010, notwithstanding a $72/MBF, or 23% price increase during the same period. This price increase reflects higher pulp mill demand for whole log chips resulting from sawmill production curtailments

Fiscal Year 2010 compared to 2009. Logs sold to export brokers increased to 33% from 15% of volume in 2010 and 2009, respectively, while volume sold to domestic mills declined to 50% from 62% in 2010 and 2009, respectively. This is a direct result of volume diverted to the Chinese and Korean export markets. Export volumes generated a $61/MBF, or 10%, price decrease as a result of the shift from high-quality and high-priced logs sold to Japan in 2009 versus lower quality logs sold into Chinese and Korean markets in 2010. Logs sold to domestic mills increased in price by $116/MBF, or 28%, as domestic mills competed for log volume with the Chinese and Korean export markets. As a percentage of overall volume, we delivered fewer logs to the pulpwood market in 2010 compared to 2009, although prices increased $15/MBF, or 5%. As discussed earlier, this was a result of harvesting lower quality timber in 2009 with a higher proportion of pulpwood to preserve higher quality sawlogs for a later time when markets improved.

Another way to look at the impact of these growing export markets is to combine the domestic and export log volumes, which increased $155/MBF, or 35%, in value between 2009 and 2011, from $443/MBF in 2009 to $598/MBF in 2011. This more than offset the 19% decline in value between 2008 and 2009 of these combined export and domestic log volumes, which declined from $545/MBF in 2008 to $443/MBF in 2009.  This decline between 2008 and 2009 would have been much steeper had we not had access to these higher levels of export log demand in China and Korea. The combined export and domestic log volumes increased $53/MBF, or 10%, over the four-year period from 2008-2011 from $545/MBF to $598/MBF in 2011.

Harvest Volumes and Seasonality

The Partnership owns 114,000 acres of timberland in western Washington and the Funds own collectively 61,000 acres of timberland in western Washington and western Oregon. We are able to conduct year-round harvest activities on the Hood Canal tree farm and on 12,000 acres of the Funds’ properties because these properties are concentrated at low elevations. In contrast, the Columbia tree farm and the 49,000-acre balance of the Funds’ properties are at a higher elevation where harvest activities are generally not possible during the winter months when snow precludes access to the lands. Generally, we concentrate our harvests from the Hood Canal tree farm in those months when weather limits operations on other properties, thus taking advantage of reduced competition for log supply to our customers and improving prices realized. As such, when these various tree farms are combined, we can operate so that the pattern of quarterly volumes harvested is flatter than would be the case if looking at one tree farm in isolation.

The percentage of annual harvest volume by quarter for each year in the three-year period ended December 31, 2011 was as follows:

Year ended	Q1	Q2	Q3	Q4
2011	34%	21%	13%	32%
2010	22%	27%	30%	21%
2009	27%	22%	20%	31%

We entered 2011 with momentum from the burgeoning Chinese export market that began in earnest in the second half of 2010. As the first quarter progressed, we moved quickly to further ramp up harvest activity to meet the demand from our export customers. We were poised for a seasonal second quarter slow-down that did not come to fruition until the third quarter. We experienced another spike in demand during the final quarter of the year, wherein we cut nearly a third of the annual volume in response to that demand.

We entered 2010 with a plan to defer harvest volume in response to our expectation of continued weakness in log markets resulting from a slowdown in housing. That plan called for no harvest from the Funds. However, as the year progressed and export and domestic markets showed improvement, we gradually increased harvest volume commensurate with the increase in demand, which for us hit its peak in the third quarter. By the third quarter of 2010, we had gained confidence in the impact of the China log market and added volume to meet the surges in export and domestic demand.

In 2009, our harvest was weighted to the first and fourth quarters to take advantage of higher seasonal prices. For 2009, we pushed more than the usual amount of our harvest into the fourth quarter to take advantage of an uptick in market demand and increased prices driven by depleted inventories throughout the supply chain.

The following factors enhance our flexibility in responding to fluctuating markets, whether these fluctuations are seasonally driven or not: we do not own any mills or processing facilities that require a minimum volume furnish; low focus on quarterly earnings fluctuations as a result of our thinly traded and followed security; and our practice of permitting excess harvest units so that we have a ready pool of potential harvest units to draw on for expanded market demand.

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

Depletion rate = Accumulated cost of timber and capitalized road expenditures
Estimated volume of 35-years-and-older merchantable timber

Each year, the depletion rate is adjusted to account for “layers” of harvest volume exiting the pool and new “layers” of 35-year old timber volume and cost entering the pool. The depletion rate is then applied to future volume harvested to calculate depletion expense.

Fee Timber cost of sales for each year in the three-year period ended December 31, 2011 was as follows:

($ in millions)	Harvest, Haul		Total Cost	Harvest Volume
Year ended	and Other	Depletion	of Sales	(MMBF)
2011	$18.2	$11.8	$30.0	90.2
2010	8.9	5.2	14.1	53.0
2009	6.0	2.0	8.0	32.5

Cost of sales more than doubled from 2010 to 2011 primarily as a result of a 70% increase in Combined harvest volume. The increase in costs was compounded by a shift in harvest volume away from the Partnership tree farms, with a lower historic cost and attendant depletion rate, to include more volume from the Funds’ tree farms, with a higher depletion rate reflective of a more recent and higher cost basis. In 2011, volumes were weighted 56% and 44% from Partnership and Funds, respectively. In 2010, harvest volumes were weighted 80% and 20% from the Partnership and Funds tree farms, respectively. Harvest, haul, and other costs were also higher in 2011 over 2010 as we harvested from several units requiring higher cost cable logging and contractors were successful in negotiating higher prices for their services.

Cost of sales increased $6.1 million in 2010 from 2009 primarily as a result of a 63% harvest volume increase from 32 MMBF in 2009 to 53 MMBF in 2010, and because we harvested a significant portion of our 2010 harvest from the Funds’ timberlands, which have a much higher depletion rate than the Partnership’s legacy properties. Depletion expense increased $3.2 million in 2010 relative to 2009. Of this increase, $2.5 million is due to harvest of 11 MMBF from the Funds’ tree farms that did not occur in 2009 and $639,000 is due to the harvest volume increase from the Partnership’s tree farms.

Fee Timber cost of sales, expressed on a per MBF basis for each year in the three-year period ended December 31, 2011, was as follows:

Year ended	Harvest, Haul and Other	Depletion	Total Cost of Sales
2011	$203	$130	$333
2010	167	98	265
2009	184	62	246

Costs of sales increased $68/MBF in 2011 over 2010 with the increase split about evenly between harvest-and-haul costs and depletion expense. The per MBF increase in harvest, haul and other reflects increases in both logging costs due to the addition of units requiring higher cost cable logging as well as in increase in haul costs as a result of longer distances to customers. Cable logging costs were affected by a shortage of contractors in the wake of the industry-wide slowdown of 2008-2010 in which numerous contractors went out of business. In 2011, high export log prices stimulated an industry-wide increase in harvest that exceeded contractor capacity, allowing contractors to demand higher prices for their services. During the same 2008-2010 period many log trucks were converted by their owners to highway freight hauling configuration, creating a shortage of log trucks and thus resulting in slightly higher haul costs when harvest activity rebounded in 2011.

Depletion expense increased $32/MBF, or 33%, in 2011 compared to 2010. This is attributable to a significant increase in the relative harvest from the Funds’ tree farms from 2010 to 2011. The Funds’ share of the Combined harvest total was 44% in 2011 compared to 20% in 2010.

Harvest, haul and other costs per MBF decreased $17/MBF in 2010 relative to 2009. This reduction is attributable to a decrease in pulpwood volume harvested which carries a higher harvest cost per MBF than sawlogs.

We use a pooled depletion rate for volume harvested from the Partnership’s tree farms that divides the combined book basis of the merchantable timber for both tree farms by the combined merchantable volume for both tree farms. On the other hand, for the Funds we calculate separate depletion rates for each of the six Fund tree farms and then present them for this report in terms of a blended aggregate rate. In 2009, we used and reported only the pooled depletion rate for volume harvested from the Hood Canal and Columbia tree farms as we had no timber harvest from the Funds’ tree farms.

Depletion expense resulting from timber harvest for each year in the three-year period ended December 31, 2011 was made up of the following:

	Year ended December 31, 2011
	Partnership		Funds		Combined
Volume harvested (MMBF)	50.7	56%	39.5	44%	90.2
Rate/MBF	$63		$217		$130
Depletion expense (in thousands)	$3,171		$8,587		$11,758

	Year ended December 31, 2010
	Partnership		Funds		Combined
Volume harvested (MMBF)	42.3	80%	10.7	20%	53.0
Rate/MBF	$62		$236		$98
Depletion expense (in thousands)	$2,640		$2,529		$5,169

	Year ended December 31, 2009
	Partnership		Combined
Volume harvested (MMBF)	32.5	100%	32.5
Rate/MBF	$62		$62
Depletion expense (in thousands)	$2,001		$2,001

Partnership depletion consists primarily of historical timber cost that has been owned by the Partnership for many decades, as well as the Columbia tree farm property, most of which was acquired in 2001. As relatively newer acquisitions when compared to the Partnership tree farms, the Funds’ tree farms carry a higher depletion rate than our depletion pool for the Partnership tree farms. The increase in 2011 Combined depletion rate over the same period in 2010 reflects the increase of the Funds’ share of harvest from 20% in 2010 to 44% in 2011. In 2009, none of the harvest was sourced off of the Funds’ properties.  The decrease in the Funds’ depletion rate is attributable to the shift of merchantable timber into volumes available for harvest from non-merchantable inventory from 2010 to 2011.

Depletion expense is generated from the harvest and sale of timber and periodically from Real Estate sales when land is sold with standing timber. Depletion expense generated from Real Estate sales is typically de minimis and, as was the case in 2011, is excluded from the Fee Timber depletion analysis.

Operating Expenses

Operating expenses for Fee Timber include management, silviculture and the cost of both maintaining existing roads and building temporary roads required for harvest activities for the 114,000 acres owned by the Partnership and the 61,000 acres owned by the Funds. Operating expenses for the Fee Timber segment increased 53% in 2011 to $5.8 million from $3.8 million in 2010. The increase in year-to-date expenses over the prior year is attributable to increased road building and maintenance costs to facilitate an increase in harvest levels and to prepare roads for future harvest on newly acquired Timber Fund lands. Combined road maintenance costs for 2011 were $2.4 million, compared to $812,000 in 2010, or 41% and 21%, respectively, of Combined operating expenses for the two years. Operating expenses increased $644,000, or 21%, from 2009 to 2010. The increase in operating expense in 2010 over 2009 is due to the increase in activities to prepare tree farms for the 63% increase in harvest volume in 2010 relative to 2009. Operating expenses on a per-acre basis remained essentially flat from 2009 to 2010 due to the addition of 25,000 acres acquired by Fund II in the third quarter of 2010.

Timberland Management & Consulting

Revenue and Operating Income

The Timberland Management & Consulting (TM&C) segment primarily develops timberland investment portfolios on behalf of the Funds. As of December 31, 2011, the TM&C segment managed two private equity timber funds representing $150 million of acquired commercial timberlands. Equity capital in these funds includes a co-investment by the Partnership of 20% of total fund equity capital with the remaining 80% coming from third-party investors. As of December 31, 2011, we have committed capital of $51 million for our third private equity timber fund, ORM Timber Fund III, which included our co-investment of $7 million. We are planning on completing fund raising for this fund by June 2012 with targeted total capital commitments of $100 million. The Partnership will provide a co-investment of between 5% and 10% of total committed capital in the third fund with the balance coming from third-party investors.

See Accounting Matters ~ Critical Accounting Policies and Estimates ~ Timber Fund Management Fees for more information on accounting for management fees paid by third-party investors.

Revenue and expense generated through the management of the Funds is accounted for within the TM&C segment, accounting guidance requires us to consolidate the Funds’ financial performance into our financial statements because of the governance control the Partnership is deemed to have over the Funds. As such, all fees associated with managing the Funds are eliminated in our consolidated financial statements. The revenue generated from management of these Funds represents an expense to the Fee Timber segment which is also eliminated when the Funds are consolidated into the Partnership’s financial statements with the portion of those fees paid by third-party investors reflected as income (loss) in the Partnership’s consolidated income statement under the caption “Net (income) loss attributable to noncontrolling interests-ORM Timber Funds”. Funds I and II are owned 20% by the Partnership and, as a result, 80% of these management fees are paid by third-party investors. Fees will only be earned for management of Fund III after capital has been placed in timberland investments. We generated a total of $2.4 million, $1.5 million, and $908,000 of management fee revenue in 2011, 2010, and 2009, respectively, each of which was eliminated in consolidation along with a corresponding decrease in operating expenses for the Fee Timber segment. At the close of 2011 and 2010, the TM&C segment was managing 61,000 acres for the Funds compared with 36,000 acres at the end of 2009. Revenue and operating income for the TM&C segment for each year in the three-year period ended December 31, 2011, were as follows:

Year Ended December 31, (in millions)	2011	2010	2009
Revenue internal	$2.4	$1.5	$1.5
Intersegment eliminations	(2.4)	(1.5)	(0.9)
Revenue external	$0.0	$0.0	$0.6

Operating income-internal	$0.4	$0.0	$0.4
Intersegment eliminations	(1.9)	(1.3)	(0.8)
Operating loss-external	$(1.5)	$(1.3)	$(0.4)

Fiscal Year 2011 compared to 2010. TM&C had no revenue to report in either 2011 or 2010 after elimination of $2.4 million and $1.5 million, respectively. The addition of approximately 25,000 acres under management for Fund II in the fall of 2010 drove the increase in revenue eliminated in 2011 over 2010.

Fiscal Year 2010 compared to 2009. After elimination of revenue generated from managing the Funds, revenue for 2010 was $570,000 lower than in 2009 and operating loss was $875,000 higher than in 2009. In 2009, we had revenue from a third-party management contract and, as such, resulted in externally reported revenue. The termination of this management contract in July 2009 was the primary reason for the decrease in revenue and increase in operating loss. Further contributing to the increase in operating loss in this segment was an increase in segment operating expenses following acquisition by Fund II of 37,000 acres from the fourth quarter of 2009 through to the third quarter of 2010.

Operating Expenses

Fiscal Year 2011 compared to 2010. TM&C operating expenses increased $234,000 in 2011 over the same period in 2010. The increase in operating expense results from increased costs in connection with higher harvest levels in the Funds, higher personnel related expenses with fund oversight, and administrative costs incurred prior to raising capital for the third fund.

Fiscal Year 2010 compared to 2009. TM&C operating expenses increased $305,000 in 2010 from 2009. The increase in operating expense results from a the acquisition of two tree farms representing 25,000 acres by Fund II in 2010 compared with the addition of two tree farms totaling 12,000 acres in 2009.

Real Estate

Revenue and Operating Income

The Partnership’s Real Estate segment consists primarily of revenue from the sale of land within its 2,800-acre portfolio, sales of conservation easements and timberland tracts from the Partnership’s timberland portfolio, and residential and commercial rents from our Port Gamble and Poulsbo properties. The Partnership’s Real Estate holdings are located primarily in the Washington counties of Pierce, Kitsap, and Jefferson. Land sales include the sale of unimproved land which generally consists of larger acreage sales rather than single lot sales and are normally completed with very little capital investment prior to sale. Rural residential lot sales generally require some capital improvements such as zoning, road building, or utility access improvements prior to completing the sale. Commercial and residential plat land sales represent land sold after development rights have been obtained and are generally sold with certain infrastructure improvements. Sales of development rights can take different forms, but in 2011 reflected an outright sale of fee simple interest in a 386-acre conservation tract to The Nature Conservancy as well as a CE sale on 255 acres to the State of Washington, with assistance from Forterra. In the case of the 386-acre sale to The Nature Conservancy, the Partnership retained no interest in or harvesting rights to the property post-sale. On the other hand, the 255-acre CE sale allows us to retain harvesting rights and other timberland management rights, but bars any future subdivision of or real estate development on the property. In both 2010 and 2009, we closed on CE sales that similarly prohibit future development or subdivision activities but permit continuing management of the tracts as timberland, including harvesting of timber. The 2010 CE sale encumbered 6,886 acres of the Columbia tree farm and the 2009 CE sale encumbered 2,290 acres of the Hood Canal tree farm.

Results from Real Estate operations are expected to vary significantly from year to year as we make multi-year investments in entitlements and infrastructure prior to selling entitled or developed land. Revenue and operating income for the Real Estate segment for each year in the three-year period ended December 31, 2011 were as follows:

Year ended	Revenue	Environmental remediation expense	Operating income (loss)
2011	$4.5	$1.0	$(0.3)
2010	3.5	0.9	(0.8)
2009	5.0	-	1.7

Real Estate segment revenue for each year in the three-year period ended December 31, 2011 consisted of the following components:

(in thousands except acres)				Per Acre Amounts
Description	Revenue	Gross Margin	Acres	Revenue	Gross Margin
Conservation easement	$480	$414	255	$1,882	$1,624
Conservation sale	1,955	1,713	386	5,065	4,438
Unimproved land	417	347	102	4,088	3,402
Residential	484	342	5	96,800	68,400
Total land	$3,336	$2,816	748	4,460	3,765
Rentals	1,195	1,193
Other	14	14
2011 Total	$4,545	$4,023

Conservation easement	$2,400	$2,244	6,886	$349	$326
Total land	$2,400	$2,244	6,886	349	326
Rentals	1,013	1,011
Other	74	70
2010 Total	$3,487	$3,325

Conservation easement	$3,298	$3,108	2,290	$1,440	$1,357
Residential	521	328	50	10,420	6,566
Total land	$3,819	$3,436	2,340	555	499
Rentals	1,154	1,153
Other	57	49
2009 Total	$5,030	$4,638

Fiscal Year 2011 compared to 2010. Real estate transactions in 2011 included a CE sale to the State of Washington funded by Forterra, a fee simple sale of conservation land to The Nature Conservancy, four unimproved land sales, the sale of a building on two acres we owned in north Seattle, and one residential lot in Kitsap County. We benefitted from an increase in real estate activity in 2011 over 2010, when we only closed a single land transaction - a CE sale. Even though we saw an increase in the number of transactions and total revenue from 2010 to 2011, we experienced a slight decline in gross margin as a percent of sales revenue on land sales from 95% in 2010 to 84% in 2011. This gross margin as a percent of sales erosion is primarily attributable to increased professional costs incurred in connection with some of the 2011 transactions. Operating loss declined $460,000 from $809,000 in 2010 to $349,000 in 2011 due to a $1.1 million increase in revenue offset by $360,000 increase in costs of sales, a $136,000 increase in operating expenses due to an increase in maintenance expenses related to our residential and commercial properties which had been deferred in prior years, and a $102,000 increase in environmental remediation charge over the same period in 2010.

Fiscal Year 2010 compared to 2009. Revenue for the Real Estate segment declined by $1.5 million in 2010 compared to 2009 due to a decline of $898,000 in CE revenue and the absence of 2010 counterparts to 2009’s rural residential land transactions. In 2010, we closed a $2.4 million CE on nearly 6,900 acres in Skamania County. In 2009, we closed a $3.3 million CE sale on nearly 2,300 acres. Both of the 2009 and 2010 CE sales were funded by the federal Forest Legacy program and in both cases future development on the property is restricted while continued timberland management and harvest of timber is allowed. The 2010 and 2009 CE sales generated a gross margin of $2.2 and $3.1 million, respectively.

The Real Estate segment generated an operating loss of $809,000 in 2010 compared to operating income of $1.7 million in 2009. This decline in income is due primarily to the $845,000 increase to the environmental remediation accrual, lower revenue realized on CE revenue in 2010 and the absence of 2010 counterparts to 2009 land sales.

Cost of Sales

Real Estate cost of sales for each of the three years ended December 31, 2011, 2010, and 2009 was $522,000, $162,000, and $392,000, respectively, with these amounts comprised of land basis, legal, and other closing costs. CE sales, unlike fee simple sales which include land basis in costs of sales, typically have little or no cost basis written off as part of the transaction.

Operating Expenses

Real Estate operating expenses for each of the three years ended December 31, 2011, 2010, and 2009, were $3.4 million, $3.3 million, and $2.9 million, respectively. Operating expenses in 2011, excluding $977,000 in environmental remediation charges, increased $136,000 over 2010 due to an increase in maintenance related costs on our commercial and residential properties that had been deferred in prior years. Operating expenses, excluding $875,000 in environmental remediation charges, increased $314,000 in 2010 compared to 2009 due to an increase in property taxes following cessation of capitalizing interest, property taxes and insurance to several long-term development projects. Capitalization of interest, property taxes and insurance to long-term development projects stops once the respective projects reach the point of substantial completion or construction activity has been intentionally delayed.

Basis in Real Estate Projects

“Land Held for Development” on our Balance Sheet represents the Partnership’s cost basis in land that has been identified as having greater value as development property rather than as timberland. Our Real Estate segment personnel work with local officials to establish entitlements for further development of these parcels. We capitalize costs that are clearly associated with development or construction of fully entitled projects, whereas costs associated with projects that are in the entitlement phase are expensed. Those properties that are for sale, under contract, and those for which the Partnership has an expectation they will sell within the next 12 months, are classified on our balance sheet as a current asset under “Building and Land Held for Sale”. The $1.3 million amount currently in Building and Land Held for Sale reflects our expectation of sales in 2012 of the Partnership’s headquarters building in Poulsbo and a 10-acre multi-family parcel from the Harbor Hill project in Gig Harbor.

When facts and circumstances indicate that the carrying value of properties may be impaired, an evaluation of recoverability is performed by comparing the currently recorded carrying value of such property or properties to the projected future undiscounted cash flows of the same property or properties. If it is determined that the carrying value of such assets may not be fully recoverable, we would recognize an impairment loss, adjusting for the difference between the carrying value and fair market value, and would recognize an expense in this amount against current operations. We have continuously owned most of our land for decades. As a result, the land basis associated with most of our development properties is well below even the weakened current market values prevalent today. As such, we do not anticipate an asset impairment charge on any of our development projects.

Environmental Remediation

The Partnership has an accrual for estimated environmental remediation costs of $2.2 million and $1.9 million as of December 31, 2011 and 2010, respectively. The environmental remediation liability represents estimated payments to be made to monitor and remedy certain areas in and around the townsite/millsite of Port Gamble, and at Port Ludlow, Washington.

During the fourth quarter of 2011, Department of Ecology (DOE) completed additional sampling requested by a group of stakeholders earlier in the year. The sampling introduced a significant delay in the process toward the goal of modifying the Remedial Investigation (RI) and Feasibility Study (FS) for the townsite/millsite of Port Gamble and issuing a Clean-Up Action Plan (CAP) coincident with a consent decree by the end of 2011. Two factors took on more significance during the fourth quarter clean-up approach and, as such, at December 31, 2011, were incorporated into a Monte Carlo simulation model that we use to estimate such liabilities. These updates to the Monte Carlo simulation model resulted in a $631,000 charge for contingent environmental remediation costs during the fourth quarter. Looking forward into 2012, DOE has suggested that the RI/FS may be finalized in the first half of 2012. This would be followed by a CAP and consent decree and include timetables and financial arrangements for completing the remediation.

The environmental remediation accrual contains costs estimated in connection with a separate remediation effort within the resort community of Port Ludlow. We continue to monitor the site and will remediate contaminated sites if and where required.

The environmental liability at December 31, 2011 is comprised of $240,000 that the Partnership expects to expend in the next 12 months and $2.0 million thereafter. Statistical models have been used to estimate the liability and suggest a potential aggregate range of loss of zero to $4.8 million which represents a two-standard-deviation range from the mean of possible outcomes generated by the modeling process used to estimate the liability. Activity in the environmental remediation liability is detailed as follows:

(in thousands)	Balances at	Additions	Expenditures
Year ended	the Beginning	to	for	Balance at
December 31,	of the Year	Accrual	Remediation	Year-end
2011	$1,933	$977	$707	$2,203
2010	1,269	875	211	1,933
2009	1,554	30	315	1,269

General & Administrative (G&A)

Fiscal Year 2011 compared to 2010. G&A costs were $4.1 million in 2011 compared to $4.7 million in 2010. The decline is primarily attributable to development and adoption of a new incentive compensation plan first recorded in 2010 that required a catch-up accrual for multi-year performance cycles and the professional fees incurred in connection with the new plan. Professional and legal service fees were also down between 2010 and 2011 by $450,000. Partially offsetting these cost declines, we experienced a slight increase in taxes on management fees and in necessary repairs made to the corporate building in early 2011.

Fiscal Year 2010 compared to 2009. G&A costs were $4.7 million in 2010 compared to $3.7 million in 2009. This increase includes both the initial accrual for a new long-term incentive compensation plan’s multi-year performance cycles and professional service fees associated with development of the new plan.

Interest Income and Expense

Interest income for 2011 decreased to $42,000 from $102,000 in 2010 and $219,000 in 2009. The progressively lower amounts of interest income from 2008 to 2009 to 2010 are due primarily to lower cash and investment balances coupled with a decrease in average interest earned on the portfolio. The decline in interest income is due primarily to the low cash balances we have been carrying in 2011 since taking a draw on the operating line of credit in December of 2010 to repurchase units

Interest expense, net of interest capitalized to development projects, was $1.7 million in 2011 and $1.2 million for each of 2010 and 2009. Interest expense increased in 2011 over 2010 due to a full year of interest on the Fund II mortgage coupled with an increase in interest expense related to higher amounts borrowed on the operating line of credit in 2011 over 2010. Interest expense, net of interest capitalized, was static in 2009 and 2010 in spite of the addition of an $11 million mortgage by Fund II. This is due primarily to a decline in borrowing rates. With the exception of the operating line of credit, the Partnership’s debt consists primarily of mortgage debt with fixed interest rates.

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

Fiscal Year 2011 compared to 2010. We recorded tax expense of $236,000 in 2011 compared to a tax benefit of $290,000 in 2010. The tax expense results from income in the taxable corporate subsidiaries in 2011 as a result of an increase in income from harvest volumes and management fees earned.

Fiscal Year 2010 compared to 2009. We recorded a tax benefit of $290,000 in 2010 compared to a tax provision of $39,000 in 2009. The tax benefit results from losses in the taxable corporate subsidiaries in 2010.

Noncontrolling interests-ORM Timber Funds

Noncontrolling interests-ORM Timber Funds represented the 80% portion of 2011 and 2010 net income and losses, respectively, of Funds I and II (and 90%, at a minimum for Fund III), each of which is attributable to third-party owners of the Funds. The increase in income in 2011 compared to 2010 is due to income generated from significantly higher harvests in the Funds. The increase in net loss in 2010 compared to 2009 is due to an increase in interest expense in Fund II related to a new term loan funded in September 2010 as well as costs incurred to prepare the Funds’ tree farms for harvest in 2010.

LIQUIDITY AND CAPITAL RESOURCES

Cash Flows

We ordinarily finance our business activities using funds from operations and, where appropriate in management’s assessment, commercial credit arrangements with banks or other financial institutions. Funds generated internally from operations and externally through financing are expected to provide the required resources for the Partnership's future capital expenditures for at least the next twelve months. The Partnership’s debt agreements have covenants which are measured quarterly. Among the covenants measured, is a requirement that the Partnership not exceed a maximum debt-to-total-capitalization ratio of 30%, with total capitalization calculated using fair market (vs. carrying) value of timberland, roads and timber. The Partnership is in compliance with this covenant as of December 31, 2011 and expects to remain in compliance for at least the next twelve months. As such, all long-term debt agreements are appropriately classified on the balance sheet.

On April 16, 2010 we used existing cash balances along with proceeds from our operating line of credit to retire an $18.6 million timberland mortgage held by John Hancock Life Insurance Company (JHLIC) with a stated interest rate of 7.63% due in April 2011. The early retirement of this mortgage triggered $1.2 million of debt extinguishment costs. In June 2010, we entered into a new $20.0 million term loan agreement with Northwest Farm Credit Services (NWFCS). This new term loan agreement was structured with three tranches with terms of 5, 7, and 15 years that collectively have a weighted average interest rate of 5.3%. A fourth tranche of debt with NWFCS had been taken out previously in 2009 in the amount of $9.8 million with an interest rate of 6.4%. The weighted average interest rate for these four tranches of term debt is 5.6%.

In connection with the 2010 refinancing of term debt, we elected to extend the Partnership’s revolving line of credit with NWFCS from August 2011 to August 2013 and to reduce the maximum borrowing limit from $35 million to $20 million. This line of credit had $9.6 million drawn as of December 31, 2010. The interest rate under this credit facility is variable depending on the interest coverage ratio and uses LIBOR as a benchmark. The spread above the benchmark rate ranges from 225 to 325 basis points. On December 31, 2010, the interest rate applicable to outstanding balances was 2.55%. Management believes that the cash we hold in excess of our current operating needs together with the line of credit provide adequate liquidity for our near-term operating needs. The debt arrangement between the Partnership and NWFCS includes an annual reimbursement of interest expense (patronage) that has ranged from 35 to 100 basis points between 2000 and 2011. The Partnership’s 2011 interest expense was reduced by $239,000, which reflects estimated patronage to be refunded in 2012.

Simultaneous with a timberland acquisition during the third quarter of 2010, Fund II closed on an $11 million timberland mortgage with MetLife. This mortgage is a non-amortizing, 10-year loan with a fixed interest rate of 4.85%. The loan agreement allows for, but does not require, annual principal payments of up to 10% without incurring a make-whole premium.

Cash and cash equivalents increased $230,000 from 2010 to 2011 due to the increase in cash provided by increased harvest volume and real estate sales, coupled with the absence of a large Fund timberland acquisition that occurred in 2010. During the year ended December 31, 2010, overall cash and cash equivalents decreased $4.8 million resulting primarily from the acquisition of timberlands for Fund II. In addition, at the end of 2010 we repurchased a large block of units at a total cost of $11.9 million but financed $9.6 million of this total by drawing on our line of credit, resulting in a net $2.3 million drain on 2010 cash balances. During the year ended December 31, 2009, overall cash and cash equivalents decreased by $10.8 million primarily due to the Fund II co-investment and repurchase of units. The $5.0 million and $6.0 million variance in cash flow from 2011 to 2010 and 2010 to 2009, respectively, is broken down in the following table:

(in thousands)	2011	Change	2010	Change	2009
Cash provided by operations	$21,660	$12,710	$8,950	$8,288	$662
Investing activities
Redemption of investments	-	(1,497)	1,497	(318)	1,815
Proceeds from sale of fixed assets	-	-	-	(50)	50
Capital expenditures	(1,911)	(970)	(941)	283	(1,224)
Acquisition of commercial office building in Poulsbo	(3,210)	(3,210)	-	-	-
Timberland acquisition	(159)	58,047	(58,206)	(23,785)	(34,421)
Cash provided by (used in) investing activities	(5,280)	52,370	(57,650)	(23,870)	(33,780)
Financing activities
Borrowing on (repayment of) line of credit	(4,643)	(14,243)	9,600	9,600	-
Borrowing on (repayment of) long term debt	(30)	1,008	(1,038)	380	(1,418)
Extinguishment of long-term debt	-	18,554	(18,554)	(10,076)	(8,478)
Proceeds from issuance of long-term debt	-	(31,000)	31,000	21,200	9,800
Debt issuance costs	-	283	(283)	(212)	(71)
Cash distributions to unitholders	(5,263)	(2,022)	(3,241)	(22)	(3,219)
Unit repurchases	-	12,267	(12,267)	(10,429)	(1,838)
Cash from option exercises, net	516	(106)	622	622	-
Excess tax benefit from equity-based compensation	96	96	-	(17)	17
Payroll taxes paid upon restricted unit vesting	(234)	(234)	-	0	-
Distributions to fund investors, net of cash to Partnership	(7,012)	(6,206)	(806)	(806)	-
Capital call- ORM Timber Fund II, Inc.	-	(38,800)	38,800	11,273	27,527
Capital call- ORM Timber Fund III, Inc.	437	437	-	0	-
Preferred stock issuance (distribution), net - ORM Timber Fund II, Inc.	(16)	(126)	110	110	-
Other	(1)	(1)	-	0	-
Cash provided by (used in) financing activities	(16,150)	(60,093)	43,943	21,623	22,320
Net increase (decrease) in cash and cash equivalents	$230	$4,987	$(4,757)	$6,041	$(10,798)

Operating cash activities. Cash provided by operating activities increased to $21.7 million in 2011 from $9.0 million in 2010 due primarily to a 70% increase in harvest volumes and a 17% log price increase from the Combined tree farms in addition to a small uptick in real estate activity. Capitalized development costs declined slightly to $893,000 in 2011 compared with $1.1 million in 2010.

Cash provided by operating activities increased to $9.0 million in 2010 from $662,000 in 2009. The increase in cash provided by operating activities resulted primarily from a 63% increase in timber harvest combined with a $564,000 reduction in capitalized development activity and $323,000 reduction in interest paid. The reduction in development activity reflects management strategy to invest at a rate that does not outpace the real estate market. The reduction in interest paid reflects a decline in the Partnership’s effective borrowing rates.

Investing cash activities. Cash used in investing activities declined by $52.4 million from 2010 to 2011 primarily due to the absence in 2011 of a counterpart to the $58 million timberland acquisition that was made in 2010. This was partially offset by a $4.2 million increase in capital expenditures which reflects the $3.2 million acquisition of a commercial office building in Poulsbo in 2011 in addition to an increase in road, timber, and reforestation expenditures in anticipation of planned harvest activity.

Cash used in investing activities was $57.7 million in 2010 compared with cash used in investing activities of $33.8 million in 2009. The increase in 2010 from 2009 is due primarily to the increase in acquisition costs related to Fund II properties. In 2009, Fund II acquisitions were approximately $34 million compared to $58 million in 2010. This increase was offset by a $283,000 reduction in spending for buildings and equipment and timber and roads as a result of cost management efforts.

Financing activities. Cash used in financing activities increased $60.1 million in 2011 from 2010 due to primarily to the non-recurrence of a Fund capital call and net proceeds from the refinance of a mortgage that occurred in 2010. This was offset by an increase in payments on long-term debt in 2011 to pay down the operating line of credit in an effort to keep interest costs low as well as an increase in Fund distributions and Partnership distribution costs reflecting a $0.10 per unit increase in the quarterly distribution beginning the third quarter of 2011.

Cash provided by financing activities was $43.9 million in 2010 as compared to cash provided by financing activities of $22.3 million in 2009. This change is due primarily to the issuance of long-term debt, net of principal payments and the Fund II capital calls in each year. The increase is offset by an increase in unit repurchases in 2010 from 2009.

Expected future changes to cash flows

Operating activities. As discussed above, we plan to harvest approximately 75 MMBF to 85 MMBF in 2012. This plan reflects an expectation that the markets in Asia, primarily China and to a lesser extent Japan and Korea, will continue to have an appetite for our products until the domestic market improves. Our budgeted capital expenditures for our Gig Harbor project is expected to total $2.7 million in 2012.  The majority of Gig Harbor capital expenditure in 2012 is projected to be for site work, engineering, surveying and overall project management costs following the closing of a multi-family residential parcel.

Investing activities. Management has budgeted $2.0 million of capital expenditures for 2012, excluding any potential timberland acquisitions. These investments are primarily comprised of long-term investments supporting our Fee Timber operations.

Financing activities. Management is currently projecting that cash on hand, availability of drawing on the operating line of credit, and cash generated from operating activities will be sufficient to bridge the front-loading of the capital needs for development properties and co-investments in future timber funds.

Excluding noncontrolling interests and debt of the Funds, our debt-to-total-capitalization ratio as of December 31, 2011 was 33% and 16% as measured, respectively, by book value and market value of assets. Should a financing need arise, management is comfortable that there is room to take on additional debt with the ratios at these levels. Portions of the Hood Canal and Columbia tree farms secure the Partnership’s current timberland mortgages and, in the case of Fund II, portions of Fund II’s tree farms secure the MetLife timberland mortgage. To date, the Partnership’s strong financial position has enabled fairly easy access to credit at reasonable terms when needed.

Seasonality

Fee Timber. The Partnership owns 114,000 acres of timberland in western Washington and the Funds own collectively 61,000 acres of timberland in western Washington and western Oregon. We are able to conduct year-round harvest activities on the Hood Canal tree farm and on 12,000 acres of the Funds’ properties because these properties are concentrated at low elevations. In contrast, the Columbia tree farm and the 49,000-acre balance of the Funds’ properties are at a higher elevation where harvest activities are generally not possible during the winter months when snow precludes access to the lands. Generally, we concentrate our harvests from the Hood Canal tree farm in those months when weather limits operations on other properties, thus taking advantage of reduced competition for log supply to our customers and improving prices realized. As such, when these various tree farms are combined, we can operate so that the pattern of quarterly volumes harvested is flatter than would be the case if looking at one tree farm in isolation.

Timberland Management & Consulting. Management revenue generated by this segment is made up of annual asset management and timberland management fees as well as log marketing fees during periods of active harvesting from the Funds’ tree farms. These fees, which primarily relate to our activities on behalf of the Funds and are eliminated in consolidation, vary based upon the amount of capital managed, the number of acres managed, and the volume of timber harvested from properties owned by the Funds and are not expected to be significantly seasonal.

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

Contractual Obligations, Commercial Commitments and Contingencies

Our commitments at December 31, 2011 consist of operating leases, and purchase obligations entered into in the normal course of business.

Environmental remediation represents our estimate of potential liability associated with environmental contamination at Port Gamble and Port Ludlow. There may be certain monitoring activity beyond three years, but we are unable to estimate the timing and amounts at this time. Other long-term obligations consist of a $197,000 liability for a supplemental employment retirement plan.

The Partnership may from time to time be a defendant in lawsuits arising in the ordinary course of business. Management believes that loss to the Partnership, if any, will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

(in thousands)	Payments Due By Period /Commitment Expiration Date
Obligation or Commitment	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Total debt	$45,825	$32	$4,993	$5,000	$35,800
Operating leases	141	69	69	3	-
Interest on debt	19,434	2,431	4,299	3,673	9,031
Environmental remediation	2,203	240	1,963	-	-
Other long-term obligations	197	25	50	50	72
Total contractual obligations or commitments	$67,800	$2,797	$11,374	$8,726	$44,903

Off-Balance Sheet Arrangements

           The Partnership is not a party to off-balance sheet arrangements other than the operating leases disclosed above and does not hold any variable interests in unconsolidated entities.

Capital Expenditures and Commitments

Projected capital expenditures in 2012 are $4.9 million, of which $2.7 million relates to the Gig Harbor site.  These expenditures could be increased or decreased as a consequence of future economic conditions.  Projected capital expenditures are subject to permitting timetables and progress towards closing on specific land sale transactions.

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

Additionally, many federal and state environmental regulations, as well as local zoning and land use ordinances, place limits upon various aspects of our operations. These limits include restrictions on our harvest methods and volumes, remediation requirements that may increase our post-harvest reforestation costs, Endangered Species Act limitations on our ability to harvest in certain areas, zoning and development restrictions that impact our Real Estate segment, and a wide range of other existing and pending statutes and regulations. Various initiatives are presented from time to time that seek further restrictions on timber and real estate development businesses, and although management currently is not aware of any material noncompliance with applicable law, we cannot assure readers that we ultimately will be successful in complying with all such regulations or that additional regulations will not ultimately have a material adverse impact upon our business.

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

Depletion. Depletion represents the cost of timber harvested and the cost of the permanent road system that is charged to operations by applying a depletion rate to volume harvested during the period. The depletion rate is calculated on January 1st of each year by dividing the Partnership’s cost of merchantable timber and the cost of the permanent road system by the volume of merchantable timber. For purposes of the depletion calculation in 2011, merchantable timber is defined as timber that is equal to or greater than 35 years of age.

To calculate the depletion rate, the Partnership uses a combined pool when the characteristics of the acquired timber are not significantly different from the Partnership’s existing timberlands. Depletion rate calculations on Funds timberlands, which are recently acquired, are made on a tree farm specific basis. The depletion cost on timber harvested from the Funds is higher than the Partnership’s timberlands and may at times approximate the net stumpage realized on the sale.

Timber inventory volumes include only timber whose eventual harvest is not constrained by the applicable state and federal regulatory limits on timber harvests as applied to the Partnership’s properties. Washington’s forest practice regulations provide for expanded riparian management zones, wildlife leave trees, and other harvest restrictions to protect public resources including clean water and various fish and other wildlife species. Timber inventory volume is accounted for by periodic statistical sampling of the harvestable timbered acres. Since timber stands can be very heterogeneous, the accuracy of the statistical sampling, known as a “timber cruise”, of a timber stand can vary. The inventory system is designed in such a way that the accuracy of the whole is very reliable while any subset, or individual timber stand, will have a wider range of accuracy. The Partnership’s standing timber inventory system utilizes annual statistical sampling of the timber (cruising) together with adjustments made for estimated annual growth and the depletion of areas harvested.

The standing inventory system is subject to two processes each year to monitor accuracy. The first is the annual cruise update process and the second is a comparison of the volume actually extracted by harvest to the inventory in the standing inventory system at the time of the harvest. Only productive acres with timber that is at least 20 years old are selected as subject to a cruise. The Partnership cruises 10-20% of its productive acres with 25-year-old or greater timber annually. Specific acres are first selected for cruising with a bias towards those acres that have gone the longest without a cruise and, second, with a bias towards those acres that have been growing the longest. As the cruise is being performed, only those trees with a breast height diameter (approximately 4.5 feet from the ground) of at least 6 inches are measured for inclusion in the inventory. The inventory to harvested volume comparison utilizes subsets of the total inventory which have been sampled sometime in the last ten years and grown annually using yield tables built on more statistical data; due to the nature of statistical sampling the results of the annual timber inventory to harvested volume comparison is meaningful only in the context of accumulated results over several years, and not in the context of a single harvest unit.

A hypothetical 5% change in estimated timber inventory volume would have changed 2011 depletion expense by $244,000.

Environmental remediation. The Partnership has an accrual for estimated environmental remediation costs of $2.2 million and $1.9 million as of December 31, 2011 and 2010, respectively. The environmental remediation liability represents estimated payments to be made to monitor and remedy certain areas in and around the townsite/millsite of Port Gamble, and at Port Ludlow, Washington.

During the fourth quarter of 2011, Department of Ecology (DOE) completed additional sampling requested by a group of stakeholders earlier in the year. The sampling introduced a significant delay in the process toward the goal of modifying the Baywide and Millsite Remedial Investigation (RI) and Feasibility Study (FS) and issuing a Clean-Up Action Plan (CAP) coincident with a consent decree by the end of 2011. Two factors took on more significance during the fourth quarter clean-up approach and, as such, at December 31, 2011 were incorporated into a Monte Carlo simulation model that we use to estimate such liabilities. These updates to the Monte Carlo simulation model resulted in a $631,000 charge for contingent environmental remediation costs during the fourth quarter. Looking forward into 2012, DOE has suggested that the RI/FS may be finalized in the first half of 2012. This would be followed by a CAP and consent decree and include timetables and financial arrangements for completing the remediation.

The environmental remediation accrual contains costs estimated in connection with a separate remediation effort within the resort community of Port Ludlow. We continue to monitor this site and will remediate contaminated sites if and where required.

The environmental liability at December 31, 2011 is comprised of $240,000 that the Partnership expects to expend in the next 12 months and $2.0 million thereafter. Statistical models have been used to estimate the liability and suggest a potential aggregate range of loss of zero to $4.8 million which represents a two-standard-deviation range from the mean of possible outcomes generated by the modeling process used to estimate the liability.

Property development costs. The Partnership is developing three master planned communities in Gig Harbor, Kingston, and Port Gamble. Costs of development, including interest, are capitalized for these projects and allocated to individual lots based upon their relative preconstruction value. This allocation of basis supports, in turn, the computation of those amounts reported as a current vs. long-term asset based on management’s expectation of when the sales will occur (“Land Held for Sale” and “Land Held for Development”, respectively). As lot sales occur, the allocation of these costs becomes part of cost of sales attributed to individual lot sales.

Costs associated with land including acquisition, project design, architectural costs, road construction, capitalized interest and utility installation are accounted for as operating activities on our statement of cash flows.

Percentage of Completion Revenue Recognition. The partnership accounts for revenue recognized from development sales consistent with the accounting standards relating to the sales of real estate. When a real estate transaction is closed with significant outstanding obligations to complete infrastructure or other construction, revenue is recognized on a percentage of completion method by calculating a ratio of costs incurred to total costs expected. Revenue is deferred proportionately based on the remaining costs to complete the project.

Impairment of Long Lived Assets. The Partnership evaluates its long lived assets for impairment in accordance with accounting standards. The standards require recognition of an impairment loss in connection with long-lived assets used in a business when the carrying value exceeds the estimated future undiscounted cash flows attributable to those assets over the expected useful life. The long-term holding period of timberland properties makes an asset impairment unlikely as the undiscounted expected cash flows from a timberland property would need to decrease very significantly to not total in excess of the carrying value of a timber property. When facts and circumstances indicate the carrying value of properties may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the property to the projected future undiscounted cash flows. Upon indication that the carrying value of such assets may not be recoverable, the Partnership would recognize an impairment loss, for the difference between the carrying value and the market value, and charge this amount against current operations. The land basis associated with most of our development properties is well below current market value; therefore, an asset impairment charge on one of our development projects is not likely.

Consolidation of ORM Timber Fund I, LP (Fund I), ORM Timber Fund II, Inc. (Fund II), and ORM Timber Fund III (REIT) Inc. (Fund III). Fund I and Fund II are owned 19% by Pope Resources, A Delaware Limited Partnership, 1% by Olympic Resource Management LLC (“ORMLLC”) (a wholly owned subsidiary of the Partnership), and the Partnership will own between 5% and 10% of Fund III with the remaining owned by third-party investors. ORMLLC is the general partner of Fund I and the manager of Funds II and III. Third-party investors do not have the right to dissolve these Funds or otherwise remove the general partner/manager without cause nor do they have substantive participating rights in major decisions of the Funds. Based upon this governance structure, ORMLLC has presumptive control of the Funds and, as a result, under accounting rules the Funds must be consolidated into the Partnership’s financial statements.

Timber Fund Management Fees.  The Partnership’s wholly owned subsidiary, ORMLLC, earns management fees related to managing the funds.  As a result, the Partnership’s consolidated financial statements, excluding the Funds, include 100% of these management fees as revenue.  The stand-alone financial statements for the Funds include 100% of these management fees as expenses.  The dollar amounts are the same, allowing for elimination of these two amounts in consolidation, and initially, no income impact in consolidation.  However, each fund is 80% owned by third-party investors, and, as a result, 80% of these management fees are paid by these third-party investors.  The 80% of management fees paid by third-party investors flows to the Partnership’s Statement of Operations under the caption “Net (income) loss attributable to noncontrolling interest-ORM Timber Funds,” effectively bringing the 80% of management fees back into consolidated income of the Partnership.

Total management fees of $2.4 million and $1.5 million were generated in 2011 and 2010, respectively.  To summarize the aforementioned consolidation process, these management fees were eliminated from revenue in the Partnership’s TM&C segment and from operating expenses in the Partnership’s Fee Timber segment.  The 80% of management fees paid by third-party investors in the funds were added back to consolidated income in the Statement of Operations under the caption “Net loss attributable to noncontrolling interests: ORM Timber Funds.”

Incentive Compensation. The Human Resources Committee adopted a new incentive compensation program in 2010. The program has two components – the Performance Restricted Unit (“PRU”) plan and the Long-Term Incentive Plan (“LTIP”). Both components have a long-term emphasis, with the PRU plan focused on annual decision making, and the LTIP focused on 3-year performance of the Partnership’s publicly traded units relative to a group of peer companies. Compensation expense relating to the performance restricted units will be recognized over the four-year future service period. Approximately $473,000 of equity compensation expense related to this program was recognized in 2011. As of December 31, 2011, we had accrued $1.9 million, with $220,000 of that total attributable to the cash component of the PRU element and the balance of $1.7 million attributable to the LTIP portion.

Item 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

At December 31, 2011, the Partnership had $40.9 million of fixed-rate debt outstanding with a fair value of approximately $46.6 million based on the current interest rates for similar financial instruments. A change in the interest rate on fixed-rate debt will affect the fair value of the debt, whereas a change in the interest rate on variable-rate debt will affect interest expense and cash flows. A hypothetical 1% change in prevailing interest rates would change the fair value of the Partnership’s fixed-rate long-term debt obligations by $2.6 million.

Item 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

POPE RESOURCES

 A DELAWARE LIMITED PARTNERSHIP

YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Unitholders
Pope Resources, A Delaware Limited Partnership:

We have audited the accompanying consolidated balance sheets of Pope Resources, A Delaware Limited Partnership, and subsidiaries (collectively, the Partnership) as of December 31, 2011 and 2010, and the related consolidated statements of operations, partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the consolidated financial statement schedule included in Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pope Resources, A Delaware Limited Partnership, and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 9, 2012 expressed an unqualified opinion on the effectiveness of the Partnership's internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington
March 9, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Unitholders
Pope Resources, A Delaware Limited Partnership:

We have audited Pope Resources, A Delaware Limited Partnership (the Partnership), internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, Pope Resources, A Delaware Limited Partnership, maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pope Resources, A Delaware Limited Partnership, and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations, partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated March 9, 2012, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington
March 9, 2012

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2011 AND 2010
(IN THOUSANDS)

ASSETS	2011	2010
Current assets
Partnership cash and cash equivalents	$249	$237
ORM Timber Funds cash and cash equivalents	2,404	2,186
Cash and cash equivalents	2,653	2,423
Accounts receivable, net	1,876	543
Building and land held for sale	1,255	3
Current portion of contracts receivable	80	219
Prepaid expenses and other	853	805
Total current assets	6,717	3,993
Properties and equipment, at cost
Timber and roads, net of accumulated depletion of $71,955 and $60,044	154,236	164,961
Timberland	34,130	33,980
Land held for development	28,413	27,737
Buildings and equipment, net of accumulated depreciation of $6,203 and $7,739	6,019	3,854
Total properties and equipment, at cost	222,798	230,532
Other assets
Contracts receivable, net of current portion	409	652
Other	484	660
Total other assets	893	1,312
Total assets	$230,408	$235,837
LIABILITIES, PARTNERS' CAPITAL AND NONCONTROLLING INTERESTS
Current liabilities
Accounts payable	$1,328	$868
Accrued liabilities	3,021	2,656
Current portion of long-term debt	32	30
Deferred revenue	447	674
Other current liabilities	468	588
Total current liabilities	5,296	4,816

Long-term debt, net of current portion	45,793	50,468
Other long-term liabilities	2,161	1,746

Commitments and contingencies

Partners' capital
General partners' capital (units issued and outstanding 60 and 60)	1,063	992
Limited partners' capital (units issued and outstanding 4,269 and 4,203)	74,696	69,998
Noncontrolling interests	101,399	107,817
Total partners' capital and noncontrolling interests	177,158	178,807

Total liabilities, partners' capital, and noncontrolling interests	$230,408	$235,837

See accompanying notes to consolidated financial statements.

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(IN THOUSANDS, EXCEPT PER UNIT INFORMATION)

	2011	2010	2009
Revenue
Fee Timber	$52,729	$27,674	$14,847
Timberland Management & Consulting	-	31	601
Real Estate	4,545	3,487	5,030
Total revenue	57,274	31,192	20,478
Costs and expenses
Cost of sales
Fee Timber	(30,042)	(14,184)	(7,980)
Real Estate	(522)	(162)	(392)
Total cost of sales	(30,564)	(14,346)	(8,372)
Operating expenses
Fee Timber	(5,788)	(3,787)	(3,143)
Timberland Management & Consulting	(1,515)	(1,281)	(976)
Real Estate	(3,395)	(3,259)	(2,945)
Environmental remediation	(977)	(875)	(30)
General & Administrative	(4,188)	(4,731)	(3,733)
Total operating expenses	(15,863)	(13,933)	(10,827)
Operating income (loss)
Fee Timber	16,899	9,703	3,724
Timberland Management & Consulting	(1,515)	(1,250)	(375)
Real Estate	(349)	(809)	1,663
General & Administrative	(4,188)	(4,731)	(3,733)
Total operating income	10,847	2,913	1,279
Other income (expense)
Interest expense	(2,158)	(1,815)	(2,317)
Interest capitalized to development projects	432	569	1,091
Interest income	42	102	219
Net gain (loss) on student loan auction rate securities dispositions	-	11	(66)
Impairment of student loan auction rate securities	-	-	(252)
Total other expense	(1,684)	(1,133)	(1,325)
Debt extinguishment costs	-	(1,250)	(1,137)
Income (loss) before income taxes	9,163	530	(1,183)
Income tax benefit (expense)	(236)	290	(39)
Net income (loss)	8,927	820	(1,222)
Net (income) loss attributable to noncontrolling interests-ORM Timber Funds	(173)	1,218	950
Net income (loss) attributable to unitholders	$8,754	$2,038	$(272)
Allocable to general partners	$121	$27	$(4)
Allocable to limited partners	$8,633	$2,011	$(268)
Earnings (loss) per unit attributable to unitholders:
Basic	$1.94	$0.43	$(0.07)
Diluted	$1.94	$0.43	$(0.07)
Distributions per unit	$1.20	$0.70	$0.70

See accompanying notes to consolidated financial statements.

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(IN THOUSANDS)

	Attributable to Pope Resources
	General	Limited	Noncontrolling
	Partners	Partners	Interests	Total
December 31, 2008	$1,146	$86,671	$44,354	$132,171

Net loss	(4)	(268)	(950)	(1,222)

Cash distributions	(42)	(3,177)	-	(3,219)

Capital call	-	-	27,527	27,527

Excess tax benefit from equity-based compensation	1	16	-	17

Equity based compensation	12	609	-	621

Unit repurchases	(24)	(1,814)	-	(1,838)

December 31, 2009	$1,089	$82,037	$70,931	$154,057

Net income (loss)	64	1,974	(1,218)	820

Cash distributions	(42)	(3,199)	(821)	(4,062)

Proceeds from option exercises	19	603	-	622

Preferred stock issuance	-	-	125	125

Capital call	-	-	38,800	38,800

Equity-based compensation	22	690	-	712

Unit repurchases	(160)	(12,107)	-	(12,267)

December 31, 2010	$992	$69,998	$107,817	$178,807

Net income	121	8,633	173	8,927

Cash distributions	(72)	(5,191)	(7,028)	(12,291)

Proceeds from option exercises	7	509	-	516

Capital call	-	-	437	437

Excess tax benefit from equity-based compensation	6	90	-	96

Equity-based compensation	12	888	-	900

Indirect repurchase of units for minimum tax withholding	(3)	(231)	-	(234)

December 31, 2011	$1,063	$74,696	$101,399	$177,158

See accompanying notes to consolidated financial statements.

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(IN THOUSANDS)

	2011	2010	2009
Cash flows from operating activities:
Cash received from customers	$56,076	$31,289	$20,854
Cash paid to suppliers and employees	(31,609)	(19,210)	(16,533)
Interest received	47	103	280
Interest paid, net of amounts capitalized	(1,924)	(903)	(1,226)
Debt extinguishment costs	-	(1,250)	(1,137)
Capitalized development activities	(893)	(1,075)	(1,639)
Income taxes received (paid)	(37)	(4)	63
Net cash provided by operating activities	21,660	8,950	662
Cash flows from investing activities:
Capital expenditures	(5,121)	(941)	(1,224)
Proceeds from sale of fixed assets	-	-	50
Redemption of investments	-	1,497	1,815
Timberland acquisitions	(159)	(58,206)	(34,421)
Net cash used in investing activities	(5,280)	(57,650)	(33,780)
Cash flows from financing activities:
Repayment of (draw on) line of credit, net	(4,643)	9,600	-
Repayment of long-term debt	(30)	(1,038)	(1,418)
Extinguishment of long-term debt	-	(18,554)	(8,478)
Proceeds from issuance of long-term debt	-	31,000	9,800
Debt issuance costs	-	(283)	(71)
Unit repurchases	-	(12,267)	(1,838)
Proceeds from option exercises	516	622	-
Payroll taxes paid upon restricted unit vesting	(235)	-	-
Excess tax benefit from equity-based compensation	96	-	17
Cash distributions to unitholders	(5,263)	(3,241)	(3,219)
Cash distributions- ORM Timber Funds, net of distributions to Partnership	(7,012)	(806)	-
Capital call- ORM Timber Fund II, Inc.	-	38,800	27,527
Capital call- ORM Timber Fund III, Inc.	437	-	-
Preferred stock issuance (distribution), net - ORM Timber Fund II, Inc.	(16)	110	-
Net cash provided by (used in) financing activities	(16,150)	43,943	22,320
Net increase (decrease) in cash and cash equivalents	230	(4,757)	(10,798)
Cash and cash equivalents:
Beginning of year	2,423	7,180	17,978
End of year	$2,653	$2,423	$7,180

See accompanying notes to consolidated financial statements.

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP
SCHEDULE TO CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2011, 2010, AND 2009
(IN THOUSANDS)

Reconciliation of net income (loss) to net cash	2011	2010	2009
provided by operating activities:
Net income (loss)	$8,927	$820	$(1,222)
Depletion	11,908	5,169	2,001
Capitalized development activities, net of reimbursements	(893)	(1,075)	(1,639)
Equity-based compensation	900	712	621
Excess tax benefit from equity-based compensation	(96)	-	(17)
Depreciation and amortization	701	642	810
(Gain) loss on investments	-	(11)	318
Deferred taxes, net	90	(252)	(222)
Cost of land sold	112	67	127
Write-off of debt issuance costs	-	32	-
Increase (decrease) in cash from changes in
operating accounts:
Accounts receivable	(1,353)	(282)	239
Contracts receivable	382	174	11
Prepaid expenses and other current assets	(10)	(71)	(138)
Accounts payable and accrued liabilities	921	2,157	(45)
Deferred revenue	(227)	205	126
Other current liabilities	37	(6)	35
Environmental remediation	271	664	(285)
Other long-term liabilities	(13)	5	(31)
Other long-term assets	(1)	-	(6)
Other, net	4	-	(21)
Net cash provided by operating activities	$21,660	$8,950	$662

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations

Pope Resources, A Delaware Limited Partnership (the “Partnership”) is a publicly traded limited partnership engaged primarily in managing timber resources on its own properties as well as those owned by others. Pope Resources’ active subsidiaries include the following: ORM, Inc., which is responsible for managing Pope Resources’ timber properties; Olympic Resource Management LLC (ORMLLC), which provides timberland management and consulting activities and is responsible for developing the timber fund business; Olympic Property Group I, LLC, which manages the Port Gamble townsite and millsite together with land that is held as development property; and OPG Properties LLC, which owns land that is held as development property. These consolidated financial statements also include the ORM Timber Fund I, LP (Fund I), ORM Timber Fund II, Inc. (Fund II), and ORM Timber Fund III, Inc. (Fund III, and collectively with Fund I and Fund II, the Funds).  With respect to Funds I and II, ORMLLC is the general partner and owns 1% while Pope Resources owns 19%. ORMLLC is the general partner of Fund III and the Partnership will provide a co-investment of between 5 and 10% of total committed capital in the third Fund. The purpose of all three Funds is to invest in timberlands. See Note 2 for additional information.

The Partnership operates in three business segments: Fee Timber, Timberland Management & Consulting, and Real Estate. Fee Timber represents the growing and harvesting of trees from owned properties. Timberland Management & Consulting represents management, acquisition, disposition, and consulting services provided to third-party owners of timberland and provides management services to the Funds. Real Estate consists of obtaining and entitling properties that have been identified as having value as developed residential or commercial property and operating the Partnership’s existing commercial property in Kitsap County, Washington.

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

Noncontrolling interests

Noncontrolling interests represents the 80%-95% interest in the Funds owned by third-party investors. These entities are consolidated into Pope Resources’ financial statements due to our control over the entities (see Note 2).

Noncontrolling interests-ORM Timber Funds represented the portion of 2011 and 2010 net income and losses, respectively, of the Funds, each of which is attributable to third-party owners of the Funds.

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

Concentration of credit risk

Financial instruments that potentially subject the Partnership to concentrations of credit risk consist principally of accounts and contracts receivable. The Partnership limits its credit exposure by considering the creditworthiness of potential customers and collateral on contracts. The Partnership’s allowance for doubtful accounts on accounts receivable is $14,670 and $10,423 at December 31, 2011 and 2010, respectively.

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

At December 31, 2011, minimum principal payments on contracts receivable for the next five years and thereafter are due as follows (in thousands):

2012	$80
2013	16
2014	167
2015	13
2016	103
Thereafter	110
Total	$489

Income taxes

Income taxes are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Operating loss and tax credit carryforwards, if any, are also factored into the calculation of deferred tax assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Partnership is not aware of any tax exposure items as of December 31, 2011 and 2010.  The Partnership has concluded that it is more likely than not that it’s deferred tax assets will be realizable and thus no valuation allowance has been recorded as of December 31, 2011. This conclusion is based on anticipated future taxable income and tax planning strategies to generate taxable income, if needed. The partnership will continue to reassess the need for a valuation allowance during each future reporting period.

Building and land held for sale and Land held for development

Building and land held for sale and Land held for development are recorded at either cost or the lower of cost or fair value less the cost to sell.  Those properties that are for sale, under contract, or the Partnership has an expectation they will sell within 12 months are classified on our balance sheet as a current asset under “Building and Land Held for Sale”. The $1.3 million currently in Building and Land Held for Sale reflects our expectation of sales in 2012 of the Partnership’s headquarters building in Poulsbo and a 10-acre multi-family parcel from the Harbor Hill project in Gig Harbor.

Land held for development represents the Partnership’s cost basis in land that has been identified as having greater value as development property rather than as timberland. Project costs, including interest, clearly associated with development or construction of fully entitled projects are capitalized, whereas costs associated with projects that are in the entitlement phase are expensed.  Interest capitalization ceases once projects reach the point of substantial completion or construction activity has been intentionally delayed.

Timberland, timber and roads

Timberland, timber and roads are recorded at cost.  To calculate the depletion rate the Partnership uses a combined pool when the characteristics of the acquired timber are not significantly different from the Partnership’s existing timberlands. The depletion rate is calculated by dividing estimated merchantable timber inventory of the pools into the cost basis of merchantable inventory of the pools as of the beginning of the year. The resulting rate is applied to timber harvested during the year to determine timber depletion expense.  The Partnership capitalizes the cost of building permanent roads on the tree farms and expenses temporary roads and road maintenance. Capitalized roads are depleted as timber is harvested. The road depletion rate is calculated by dividing the cost of capitalized roads at the beginning of the year by merchantable timber inventory. The resulting rate is applied to timber harvested during the year to determine road depletion expense. Each tree farm within the Funds is considered a separate pool and timber harvested by the Funds is accounted for and depleted separate from the Partnership’s timberlands due to the third-party owners in the Funds.  Timberland is not subject to depletion.

Properties and equipment
Depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from 3 to 39 years.

When facts and circumstances indicate the carrying value of properties may be impaired, an evaluation of recoverability is performed by comparing the currently recorded carrying value of the property to the projected future undiscounted cash flows of the same property. If it is determined that the carrying value of such assets may not be fully recoverable, we would recognize an impairment loss, adjusting for the difference between the carrying value and the estimated fair market value, and would recognize an expense in this amount against current operations.

Buildings and equipment are recorded at cost and consisted of the following as of December 31, 2011 and 2010 (in thousands):

Description	12/31/2011	12/31/2010
Buildings	$8,507	$8,177
Equipment	3,083	2,795
Furniture and fixtures	632	621
Total	$12,222	$11,593
Accumulated depreciation	(6,203)	(7,739)
Net buildings and equipment	$6,019	$3,854

Deferred revenue

Deferred revenue represents the unearned portion of cash collected. The respective balances of $447,000 and $674,000 at December 31, 2011 and 2010, respectively, primarily represent the unearned portion of rental payments received on cell tower leases.

Revenue recognition

Revenue on timber sales is recorded when title and risk of loss passes to the buyer. Revenue on real estate sales is recorded on the date the sale closes, upon receipt of adequate down payment, and receipt of the buyer’s obligation to make sufficient continuing payments towards the purchase of the property and the Partnership has no continuing involvement with the real estate sold. The Partnership does not sell real estate with less than a 20% down payment. Management fees and consulting service revenues are recognized as the related services are provided.

Land and conservation easement (CE) sales

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

The Partnership had two conservation related sales in 2011. The first was a 386-acre fee interest sale to The Nature Conservancy for approximately $2.0 million.

The second was the sale of a 255-acre CE to the state of Washington with assistance from Forterra in December 2011. This CE imposes restrictions on the development of the property encumbered by the CE but allows for continued management of the property as industrial timberlands, including harvest of timber. The CE sale provided revenue of $480,000.

In December 2010, the Partnership sold a $2.4 million CE on nearly 6,900 acres in Skamania County, Washington. The sale was funded by the federal Forest Legacy program and, similar to the 2011 CE, restricts future development on the property while allowing continued management and harvest of timber. The revenue for these 2010 and 2011 conservation sales is reported in the Real Estate segment.

Equity-based compensation

The Partnership issues restricted units to certain employees, officers, and directors of the Partnership as part of their annual compensation. Restricted units are valued on the grant date at the market closing price of the partnership units on that date. The value of the restricted units is amortized to compensation expense during the vesting period which can range from two to four years. Grants to retirement-eligible individuals on the date of grant are expensed immediately.

On the date of grant, these restricted units are owned by the employee, officer, or director of the Partnership, subject to a trading restriction that is in effect during the vesting period. As of December 31, 2011, total compensation expense related to non-vested awards not yet recognized was $633,000 with a weighted average 17 months remaining to vest.

Income (loss) per partnership unit

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

The table below displays how we arrived at options used to calculate dilutive unit equivalents and subsequent treatment of dilutive unit equivalents based on net income (loss) for the period:

	Year Ended December 31,
(in thousands)	2011	2010	2009
Average per unit trading price	$43.15	$30.80	$21.07
Total options outstanding	5,500	47,874	163,053
Less: options with strike price above average trading price (out-of-the-money)	-	(1,464)	(41,323)
Options used in calculation of dilutive unit equivalents	5,500	46,410	121,730
Net income (loss) attributable to Pope Resources’ unitholders	$8,754	$2,038	$(272)
Dilutive unit equivalents	2	24	42
Less: unit equivalents considered anti-dilutive due to net loss in period	-	-	(42)
Dilutive unit equivalents used to calculate dilutive EPS	2	24	-

The following table shows how we arrived at basic and diluted income (loss) per unit:

	Year Ended December 31,
(in thousands)	2011	2010	2009
Net income (loss) attributable to Pope Resources’ unitholders	$8,754	$2,038	$(272)
Net income attributable to unvested restricted unitholders	(341)	(45)	(39)
Dividends paid to Fund II preferred shareholders	(16)	(15)	-
Net income (loss) attributable to outstanding unitholders	$8,397	$1,978	$(311)

Weighted average units outstanding:
Basic	4,323	4,554	4,539
Dilutive effect of unit equivalents	2	24	-
Diluted	4,325	4,578	4,539

Earnings (loss) per unit: Basic	$1.94	$0.43	$(0.07)
Earnings (loss) per unit: Diluted	$1.94	$0.43	$(0.07)

For 2011, there were no options excluded from the calculation of dilutive unit equivalents. This compares to 2010 when options to purchase 1,464 units at prices ranging from $30.98 to $37.73 were not included in the calculation of dilutive unit equivalents as they were anti-dilutive and 2009, when options to purchase 41,323 units at prices ranging from $21.35 to $37.73 were anti-dilutive and, as such, excluded from the dilutive unit equivalent calculation.

Statements of cash flows
The Partnership considers all highly liquid debt instruments with a maturity of three months or less when purchased to be cash equivalents.

Fund II Preferred Shares

Fund II issued 125 par $0.01 shares of its 12.5% Series A Cumulative Non-Voting Preferred Stock (Series A Preferred Stock) at $1,000 per share for total proceeds of $125,000 in March 2010. Each holder of the Series A Preferred Stock is entitled to a liquidation preference of $1,000 per share. Dividends on each share of Series A Preferred Stock will accrue on a daily basis at the rate of 12.5% per annum. Upon redemption, the Series A Preferred Shares will be settled in cash and are not convertible into any other class or series of shares or Partnership units. Redemption timing is controlled by Fund II. The maximum amount that the consolidated subsidiary could be required to pay to redeem the instruments upon settlement is $125,000 plus accrued but unpaid dividends. The Series A Preferred Stock is recorded within noncontrolling interests on the consolidated balance sheet and are considered participating securities for purposes of calculating earnings (loss) per unit.

Fair Value Hierarchy
Fair Value Measurements

We use a fair value hierarchy in accounting for certain nonfinancial assets and liabilities including long-lived assets (asset groups) measured at fair value for an impairment assessment. The fair value hierarchy is based on inputs to valuation techniques that are used to measure fair value that are either observable or unobservable. Observable inputs reflect assumptions market participants would use in pricing an asset or liability based on market data obtained from independent sources while unobservable inputs reflect a reporting entity’s pricing based upon its own market assumptions.

The fair value hierarchy consists of the following three levels:
-Level 1-Inputs are quoted prices in active markets for identical assets or liabilities.

-Level 2-Inputs are: (a) quoted prices for similar assets or liabilities in an active market, (b) quoted prices for identical or similar assets or liabilities in markets that are not active, or (c) inputs other than quoted prices that are observable and market-corroborated inputs, which are derived principally from or corroborated by observable market data.

-Level 3-Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

2.	ORM TIMBER FUND I, LP (FUND I), ORM TIMBER FUND II, INC. (FUND II), AND ORM TIMBER FUND III (REIT) INC. (FUND III)

The Funds were formed by Olympic Resource Management LLC (ORMLLC), a wholly owned subsidiary of Pope Resources, for the purpose of attracting capital to purchase timberlands. The objective of these Funds is to generate a return on investments through the acquisition, management, value enhancement and sale of timberland properties. Each Fund will operate for a term of ten years from the end of the drawdown period, with Fund I terminating in August 2017, Fund II terminating in March 2021, and Fund III with an as-yet-undefined term because its drawdown period is still open. Fund III has a final close expected in June 2012 to be followed by investment of the capital. Fund III’s term of ten years will begin after the capital is fully invested.

Pope Resources and ORMLLC together own 20% of Fund I and Fund II and will own between 5% and 10% of Fund III. All Funds are consolidated into the Partnership’s financial statements. The Funds’ statements of operations for the year ended December 31, 2011 reflects income of $942,000 and losses of $1.3 million and $1.2 million for the years ended December 31, 2010 and 2009, respectively. These operations include management fees paid to ORMLLC of $2.4 million, $1.5 million, and $908,000 for 2011, 2010, and 2009, respectively, which are eliminated in consolidation.

The Partnership’s consolidated financial statements include Fund I, Fund II, and Fund III assets and liabilities at December 31, 2011 and 2010, which were as follows:

(in thousands)	2011	2010
Cash	$2,404	$2,186
Other current assets	546	413
Timber, Timberland and roads (net of $13,729 and $5,141
of accumulated depletion in 2011 and 2010)	136,313	144,063
Other long-term assets	126	141
Total assets	$139,389	$146,803

Current liabilities excluding long-term debt	$1,525	$954
Current portion of long-term debt	32	30
Total current liabilities	1,557	984
Long-term debt	11,036	11,068
Funds' equity	126,796	134,751
Total liabilities and equity	$139,389	$146,803

The table above includes management fees payable to the Partnership of $444,000 and $416,000 as of December 31, 2011 and 2010, respectively.  These amounts are eliminated in the Partnership’s Consolidated Balance Sheets.

3.	LONG-TERM DEBT

	At December 31,
(in thousands)	2011	2010
Pope Resources debt:
Mortgages payable to NWFCS, collateralized by timberlands, as follows:
Five-year tranche, interest at 4.10% with monthly interest-only payments.
Matures in July 2015.	$5,000	$5,000

Seven-year tranche, interest at 4.85% with monthly interest-only payments.
Matures in July 2017.	5,000	5,000

Ten-year tranche, interest at 6.40%, collateralized by timberlands
with monthly interest-only payments. Matures September 2019.	9,800	9,800

Fifteen-year tranche, interest at 6.05% with monthly interest-only payments.
Matures in July 2025.	10,000	10,000
	29,800	29,800
Operating line of credit, variable interest rate based on LIBOR plus 2.25%, with monthly interest-only payments. Matures August 2013.	4,957	9,600
Total Partnership debt	34,757	39,400

ORM Timber Funds debt:
Fund I note payable to the City of Tacoma, with interest at 4.5%, with monthly principal and interest payments maturing January 2014.	68	98

Fund II mortgage payable to MetLife, interest at 4.85%, collateralized by Fund II timberlands with quarterly interest payments maturing September 2020.	11,000	11,000
Total ORM Timber Funds debt	11,068	11,098
Consolidated subtotal	45,825	50,498
Less current portion	(32)	(30)
Consolidated long-term debt, less current portion	$45,793	$50,468

The Partnership’s debt agreements have covenants which are measured quarterly. Among the covenants measured, is a requirement that the Partnership not exceed a maximum debt-to-total-capitalization ratio of 30%, with total capitalization calculated using fair market (vs. carrying) value of timberland, roads and timber. The Partnership is in compliance with this covenant as of December 31, 2011 and expects to remain in compliance for at least the next twelve months. As such, all long-term debt agreements are appropriately classified on the balance sheet.

Fund II’s debt agreement contains a requirement to maintain a loan-to-value ratio of less than 40%, with the denominator defined as appraised value. Fund II is in compliance with this covenant as of December 31, 2011 and expects to remain in compliance for at least the next 12 months.

At December 31, 2011, principal payments on long-term debt for the next five years and thereafter are due as follows (in thousands):

2012	$32
2013	4,993
2014	-
2015	5,000
2016	-
Thereafter	35,800
Total	$45,825

On April 16, 2010 we used existing cash balances along with proceeds from our operating line of credit to retire an $18.6 million timberland mortgage held by John Hancock Life Insurance Company (JHLIC) with a stated interest rate of 7.63% due in April 2011. The early retirement of this mortgage triggered $1.2 million of debt extinguishment costs. In June 2010, we entered into a new $20.0 million term loan agreement with Northwest Farm Credit Services (NWFCS). This new term loan agreement was structured with three tranches with terms of 5, 7, and 15 years that collectively have a weighted average interest rate of 5.3%. A fourth tranche of debt with NWFCS had been take out previously in 2009 in the amount of $9.8 million with an interest rate of 6.4% The weighted average interest rate for these four tranches of term debt is 5.6%.

In connection with the 2010 refinancing of term debt, we elected to extend the Partnership’s revolving line of credit with NWFCS from August 2011 to August 2013 and to reduce the maximum borrowing limit from $35 million to $20 million. This line of credit had $5.0 million drawn as of December 31, 2011, down from $9.6 million as of December 31, 2010. This unsecured revolving loan agreement has a debt covenant that requires maintenance of a maximum debt-to-total-capitalization ratio of 30%, with total capitalization calculated using fair market value of timberland, which the Partnership passed at December 31, 2011. The interest rate under this credit facility uses LIBOR as a benchmark. The spread above the benchmark rate is variable depending on the Partnership’s trailing twelve-month interest coverage ratio but ranges from 225 to 325 basis points. As of December 31, 2011 the rate (benchmark plus the spread) was 255 basis points. The debt arrangement between the Partnership and NWFCS includes an annual reimbursement of interest expense (patronage). The Partnership’s 2011 interest expense was reduced by $239,000, which reflects estimated patronage to be refunded in 2012 with the related receivable recorded within Accounts Receivable as of December 31, 2011.

Simultaneous with a timberland acquisition during the third quarter of 2010, Fund II closed on an $11 million timberland mortgage with MetLife. This mortgage is a non-amortizing 10-year loan with an interest rate of 4.85%. The loan agreement allows for, but does not require, annual principal payments of up to 10% without incurring a make-whole premium.

Accrued interest relating to all debt instruments was $494,000 and $453,000 at December 31, 2011 and 2010, respectively, and is included in accrued liabilities.

4.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The Partnership’s financial instruments include cash and cash equivalents and accounts receivable, for which the carrying amount of each represents fair value based on current market interest rates or their short-term nature. Carrying amounts of contracts receivable, although long-term, also approximate fair value. The fair value of the Partnership’s and Funds’ fixed-rate debt having a carrying value of $40.9 million and $40.9 million as of December 31, 2011 and 2010, respectively, has been estimated based on current interest rates for similar financial instruments, Level 2 inputs in the fair value hierarchy, to be approximately $46.6 million and $41.9 million, respectively.

5.	INCOME TAXES

The Partnership is not subject to income taxes. Instead, partners are taxed on their share of the Partnership’s taxable income, whether or not cash distributions are paid. However, the Partnership’s corporate subsidiaries are subject to income taxes. The following tables provide information on the impact of income taxes in taxable subsidiaries. Consolidated Partnership income (loss) is reconciled to income (loss) before income taxes in corporate subsidiaries for the years ended December 31 as follows:

(in thousands)	2011	2010	2009
Income (loss) before income taxes	$9,163	$530	$(1,183)
Less: Income/(loss) earned in entities that pass-through pre-tax earnings to the partners	8,427	1,408	(1,263)
Income (loss) subject to income taxes	$736	$(878)	$80

The provision for income taxes relating to corporate subsidiaries of the Partnership consist of the following income tax benefit (expense) for each of the years ended December 31:

(in thousands)	2011	2010	2009
Current	(242)	$38	$(278)
Deferred	(90)	252	222
Paid in capital	96	-	17
Total	$(236)	$290	$(39)

A reconciliation between the federal statutory tax rate and the Partnership’s effective tax rate is as follows for each of the years ended December 31:

	2011	2010	2009
Statutory tax on income	34%	34%	34%
Income earned in entities that pass-through pre-tax earnings to the partners	(31%)	(67%)	(37%)
Effective income tax rate	3%	(33%)	(3%)

The net deferred income tax assets include the following components as of December 31:
(in thousands)	2011	2010	2009
Current (included in prepaid expenses and other)	$439	$401	$111
Non-current (included in other assets)	207	335	373
Total	$646	$736	$484

The deferred tax assets are comprised of the following:
(in thousands)	2011	2010	2009
Compensation-related accruals	$628	$647	$403
Depreciation	54	38	25
Other	(36)	51	56
Total	$646	$736	$484

6.	UNIT INCENTIVE PLAN

The Partnership’s 2005 Unit Incentive Plan (the Plan) authorized the granting of nonqualified equity compensation to employees, officers, and directors of the Partnership. A total of 1,105,815 units have been reserved for issuance under the Plan of which there are 978,544 units authorized but unissued as of December 31, 2011.

One of the two components of the new incentive compensation program adopted in 2010 is the Performance Restricted Unit (PRU) plan which includes both a cash and equity component. Compensation expense relating to the PRUs will vest 25% per year over a 4 year future service period. The first equity grants pursuant to this new program were made in January 2011.  The second component of the new incentive compensation program is the Long-Term Incentive Plan (LTIP) which is paid in cash.  The LTIP awards contain a market condition whereby the award amount is based upon the Partnership’s total shareholder return (TSR) as compared to the TSR of a peer group of 23 companies, measured over a rolling three-year performance period.  The market condition component requires the company’s projected cash payout to be remeasured quarterly based upon the Partnership’s relative TSR ranking, using a Monte Carlo simulation model.

Total equity compensation expense for 2011 was $900,000, of which $473,000 of equity compensation expense was related to the PRU plan. The remaining expense was related to amortization of restricted units issued under the 2005 Plan, but not part of the new incentive compensation program. As of December 31, 2011, we accrued $2.0 million relating to the incentive compensation program, with $220,000 of that total attributable to that portion of the PRU that is to be paid out in cash. This compares with December 31, 2010 when we had accrued $1.5 million for such liabilities, with $200,000 related to the cash-payout component of the PRU.

The new incentive compensation program does not affect the existence or availability of the 2005 Unit Incentive Plan or change its terms. The 2005 Unit Incentive Plan provides a one-way linkage to the new program because it (2005 Plan) has already established the formal framework by which unit grants, options, etc., can be issued.  Upon either the exercise of options or vesting of restricted units, grantees have the choice of tendering back units to pay for their option exercise price and minimum tax withholdings.

Restricted Units

The Human Resources Committee makes awards of restricted units to certain employees, plus the officers and directors of the Partnership and its subsidiaries. The restricted unit grants vest over two to four years and are compensatory in nature. Restricted unit awards entitle the recipient to full distribution rights during the vesting period, and thus are considered participating securities, but are restricted from disposition and may be forfeited until the units vest. The fair value, which equals the market price at date of grant, is charged to income on a straight-line basis over the vesting period. Grants to retirement-eligible individuals on the date of grant are expensed immediately.

Restricted unit activity for the three years ended December 31, 2011 was as follows:

		Weighted Avg
		Grant Date
	Units	Fair Value ($)
Outstanding December 31, 2008	61,875	36.42
Grants	11,695	20.52
Vested, net of units tendered back	(16,196)	34.32
Tendered back to pay tax withholding	(1,179)	33.98
Outstanding December 31, 2009	56,195	33.76
Grants	26,200	25.15
Vested, net of units tendered back	(16,334)	38.29
Tendered back to pay tax withholding	(1,388)	39.24
Outstanding December 31, 2010	64,673	29.01
Grants	26,500	38.64
Vested, net of units tendered back	(26,431)	32.38
Tendered back to pay tax withholding	(6,242)	31.91
Outstanding December 31, 2011	58,500	31.54

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

		Weighted Avg
	Options	Exercise Price ($)
Outstanding and Vested December 31, 2008	166,053	16.08
Expired	(3,000)	27.88
Outstanding and Vested December 31, 2009	163,053	15.86
Exercised	(75,692)	14.96
Expired	(2,500)	24.13
Tendered back to pay exercise price and tax withholding	(36,987)	18.46
Outstanding and Vested December 31, 2010	47,874	14.85
Exercised	(39,982)	13.81
Tendered back to pay exercise price and tax withholding	(2,392)	12.26
Outstanding and Vested December 31, 2011	5,500	16.35

There are no unvested unit options at December 31, 2011.

The aggregate spread between the option exercise price and unit market price (intrinsic value) of all options outstanding with a positive intrinsic value at December 31, 2011 was $147,000. The weighted average remaining contractual term for all outstanding and exercisable options at December 31, 2010 was 1.9 years.

7.	PARTNERSHIP UNIT REPURCHASE PLANS

The Partnership adopted a unit repurchase plan in December 2008 pursuant to which authorization was granted to repurchase limited partner units with an aggregate value of up to $2.5 million. Since that time, we have increased the aggregate value of units authorized for repurchase to $5 million and extended the repurchase plan to allow for repurchases through December 2012. As of December 31, 2011, there remained an unutilized authorization for unit repurchases of $2.5 million.

8.	EMPLOYEE BENEFITS

As of December 31, 2011 all employees of the Partnership and its subsidiaries are eligible to receive benefits under a defined contribution plan. During the years 2009 through 2011 the Partnership matched 50% of employees’ contributions up to 8% of an individual’s compensation. The Partnership’s contributions to the plan amounted to $128,000, $123,000, and $131,000 for the years ended December 31, 2011, 2010, and 2009 respectively.

9.	COMMITMENTS AND CONTINGENCIES

Environmental remediation

The Partnership has an accrual for estimated environmental remediation costs of $2.2 million and $1.9 million as of December 31, 2011 and 2010, respectively. The environmental remediation liability represents estimated payments to be made to monitor and remedy certain areas in and around the townsite/millsite of Port Gamble, and at Port Ludlow, Washington.

During the fourth quarter of 2011, Department of Ecology (DOE) completed additional sampling requested by a group of stakeholders earlier in the year. The sampling introduced a significant delay in the process toward the goal of modifying the Port Gamble Baywide and Millsite Remedial Investigation (RI) and Feasibility Study (FS) and issuing a Clean-Up Action Plan (CAP) coincident with a consent decree by the end of 2011. Two factors took on more significance during the fourth quarter clean-up approach and, as such, at December 31, 2011 were incorporated into a Monte Carlo simulation model that we use to estimate such liabilities. These updates to the Monte Carlo simulation model resulted in a $631,000 fourth quarter of 2011 charge for environmental remediation costs. Looking into 2012, DOE has suggested that the RI/FS may be finalized in the first half of 2012. This would be followed by a CAP and consent decree and include timetables and financial arrangements for completing the remediation.

The environmental remediation accrual contains costs estimated in connection with a separate remediation effort within the resort community of Port Ludlow. We continue to monitor this site and will remediate contaminated sites if and where required.  Additionally, the Partnership recorded a $346,000 charge during the year related to a second and separate remediation effort at Port Gamble.  A No-Further-Action letter was received in the third quarter of 2011 and, as such, the remediation effort is considered complete and closed.

The environmental liability at December 31, 2011 is comprised of $240,000 that the Partnership expects to expend in the next 12 months and $2.0 million thereafter. Statistical models have been used to estimate the liability and suggest a potential aggregate range of loss of zero to $4.8 million which represents a two-standard-deviation range from the mean of possible outcomes generated by the modeling process used to estimate the liability.

Performance bonds

In the ordinary course of business, and as part of the entitlement and development process, the Partnership is required to provide performance bonds to ensure completion of certain public facilities. The Partnership had performance bonds of $291,000 and $340,000 outstanding at December 31, 2011 and 2010, respectively.

Operating leases

The Partnership has non-cancelable operating leases for automobiles, office space, and computer equipment. The lease terms are from 12 to 60 months. Rent expense under the operating leases totaled $52,000, $79,000, and $105,000 for the years ended December 31, 2011, 2010, and 2009, respectively.

At December 31, 2011 future annual minimum rental payments under non-cancelable operating leases were as follows:

Year	Amount
2012	$69,000
2013	50,000
2014	15,000
2015	4,000
2016	3,000

Supplemental Employee Retirement Plan

The Partnership has a supplemental employee retirement plan for a retired key employee. The plan provides for a retirement income of 70% of his base salary at retirement after taking into account both 401(k) and Social Security benefits with a fixed payment set at $25,013 annually. The Partnership accrued $11,000 and $31,000 in 2011 and 2010, respectively, for this benefit based on an approximation of the cost of purchasing a life annuity paying the aforementioned benefit amount. The balance of the projected liability as of December 31, 2011 and 2010 was $197,000 and $211,000, respectively.

Contingencies

The Partnership may from time to time be a defendant in various lawsuits arising in the ordinary course of business. Management believes Partnership losses related to such lawsuits, if any, will not have a material adverse effect to the Partnership’s consolidated financial condition or results of operations or cash flows.

10.	RELATED PARTY TRANSACTIONS

Pope MGP, Inc. is the managing general partner of the Partnership and receives an annual management fee of $150,000.

11.	SEGMENT AND MAJOR CUSTOMER INFORMATION

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

The Real Estate segment’s operations consist of management of development properties and the rental of residential and commercial properties in Port Gamble and Kingston, Washington. Real Estate manages a portfolio of 2,800 acres of higher-and-better-use properties as of December 31, 2011. All of the Partnership’s real estate activities are in the State of Washington.

For the year ended December 31, 2011, the Partnership had one customer that represented 28% of consolidated revenue, or $16.2 million. For the year ended December 31, 2010, the Partnership had one customer that represented 24% of consolidated revenue, or $7.6 million.  For the year ended December 31, 2009, the Partnership had two customers that represented 16% and 10% of consolidated revenue, or $3.3 million and $2.1 million, respectively.

Identifiable assets are those used exclusively in the operations of each reportable segment or those allocated when used jointly. The Partnership does not allocate cash, accounts receivable, certain prepaid expenses, or the cost basis of the Partnership’s administrative office for purposes of evaluating segment performance by the chief operating decision maker. Intersegment transactions are valued at prices that approximate the price that would be charged to a major third-party customer. Details of the Partnership’s operations by business segment for the years ended December 31 were as follows:

(in thousands)	2011	2010	2009
Revenue
Partnership Fee Timber	$31,429	$22,474	$14,977
Funds Fee Timber	21,749	5,370	31
Total Combined Fee Timber	53,178	27,844	15,008
Timberland Management & Consulting	2,390	1,519	1,509
Real Estate	4,593	3,535	5,078
Total Revenue (Internal)	60,161	32,898	21,595

Elimination of Intersegment Revenue	(2,887)	(1,706)	(1,117)
Total Revenue (External)	$57,274	$31,192	$20,478

Intersegment Revenue or Transfers
Partnership Fee Timber	$(449)	$(170)	$(161)
Funds Fee Timber	-	-	-
Total Combined Fee Timber	(449)	(170)	(161)
Timberland Management & Consulting	(2,390)	(1,488)	(908)
Real Estate	(48)	(48)	(48)
Total Intersegment Revenue or Transfers	$(2,887)	$(1,706)	$(1,117)

Operating Income (Loss)
Partnership Fee Timber	$13,965	$9,657	$4,131
Funds Fee Timber	942	(1,307)	(1,185)
Total Combined Fee Timber	14,907	8,350	2,946
Timberland Management & Consulting	429	55	355
Real Estate	(301)	(761)	1,711
G&A	(4,188)	(4,731)	(3,733)
Total Operating Income (Internal)	$10,847	$2,913	$1,279

Intersegment Charges or Transfers
Partnership Fee Timber	$(398)	$(119)	$(113)
Funds Fee Timber	2,390	1,472	891
Total Combined Fee Timber	1,992	1,353	778
Timberland Management & Consulting	(1,944)	(1,305)	(730)
Real Estate	(48)	(48)	(48)
G&A	-	-	-
Total Intersegment Charges or Transfers	-	-	-
Total Operating Income (External)	$10,847	$2,913	$1,279

(in thousands)	2011	2010	2009
Depreciation, Amortization and Depletion
Partnership Fee Timber	$3,460	$2,883	$2,413
Funds Fee Timber	8,602	2,534	-
Total Combined Fee Timber	12,062	5,417	2,413
Timberland Management & Consulting	8	3	17
Real Estate	405	240	190
G&A	134	151	191
Total	$12,609	$5,811	$2,811
Assets
Partnership Fee Timber	$52,886	$54,990	$57,982
Funds Fee Timber	139,389	146,803	89,531
Total Combined Fee Timber	192,275	201,793	147,513
Timberland Management & Consulting	3	10	38
Real Estate	35,913	31,757	30,604
G&A	2,217	2,277	8,925
Total	$230,408	$235,837	$187,080
Capital and Land Expenditures
Partnership Fee Timber	$998	$524	$532
Funds Fee Timber	837	58,311	34,553
Total Combined Fee Timber	1,835	58,835	35,085
Timberland Management & Consulting	3	2	-
Real Estate-development activities	4,104	1,075	1,639
Real Estate-other	168	185	537
G&A	63	125	23
Total	$6,173	$60,222	$37,284
Revenue by product/service
Domestic forest products	$27,227	$18,384	$12,016
Export forest products, indirect	25,502	9,290	2,831
Conservation easements and sales	2,435	2,400	3,298
Fees for service	-	31	632
Homes, lots, and undeveloped acreage	2,110	1,087	1,701
Total	$57,274	$31,192	$20,478

12.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in thousands except per unit amounts)	Revenue	Income (loss) from operations	Net income (loss) attributable to unitholders	Earnings (loss) per partnership unit: Basic	Earnings (loss) per partnership unit: Diluted
2011
First quarter	$17,674	$4,762	$3,680	$0.82	$0.82
Second quarter	14,269	3,460	3,287	0.73	0.73
Third quarter	7,522	(766)	(562)	(0.14)	(0.14)
Fourth quarter	17,809	3,391	2,349	0.52	0.52

2010
First quarter	$5,966	$572	$451	$0.10	$0.10
Second quarter	8,089	131	(1,126)	(0.25)	(0.25)
Third quarter	8,591	889	1,050	0.23	0.22
Fourth quarter	8,546	1,321	1,663	0.35	0.35

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

    Management has evaluated the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2011 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, the Partnership’s management has concluded that the Partnership’s internal control over financial reporting is effective as of December 31, 2011.

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

The following table identifies the executive officers and directors of the Managing General Partner as of February 17, 2012. Officers of the Managing General Partner hold identical offices with the Partnership.

Name	Age	Position, Background, and Qualifications to Serve

David L. Nunes (2)	50	President and Chief Executive Officer, and Director, from January 2002 to present. President and Chief Operating Officer from September 2000 to January 2002. Senior Vice President Acquisitions & Portfolio Development from November 1998 to August 2000. Vice President Portfolio Development from December 1997 to October 1998. Director of Portfolio Development from April 1997 to December 1997 of Pope MGP, Inc. and the Partnership. Held numerous positions with the Weyerhaeuser Company from 1988 to 1997, the last of which was Strategic Planning Director. Mr. Nunes, as the Partnership's CEO, serves as the only management representative on the board of directors, and is an ex officio member in that regard. Additionally, Mr. Nunes' operational experience and his hands-on knowledge of the Partnership's business and executive team allows him to provide a perspective on the execution of the Partnership's business plans and strategies not available to the non-management directors.

Thomas M. Ringo	58
Vice President and CFO from December 2000 to present. Senior Vice President Finance and Client Relations from June 1996 to December 2000. Vice President Finance from November 1991 to June 1996. Treasurer from March 1989 through October 1991 of Pope MGP, Inc. and the Partnership. Tax Manager of Westin Hotel Company, 1985 to March 1989. Tax Consultant for Price Waterhouse, 1981 to 1985.

John E. Conlin (2), (3), (4)	53	Director; Co-President and COO, NWQ Investment Management, 2006 to present; Member, Board of Advisors, Victory Park Capital, 2009 to present; Member, Corporate Advisory Board, University of Michigan, Ross School of Business, 2006 to present; Member, University of Rochester Endowment Committee, 2006 to present; Director, ACME Communications, 2005 to 2008; Director, Cannell Capital Management 2002 to 2006; CEO, Robertson Stephens, Inc, from 2001 to 2003; COO, Robertson Stephens, Inc, from 1999 to 2000. Held numerous positions with Credit Suisse from 1983 to 1999, the last of which was Managing Director. Mr. Conlin's background in corporate finance, capital-raising and financial analysis bring the Partnership a perspective that is unique among our directors. Moreover, Mr. Conlin offers an ability to assess capital needs, structures and returns relating to the performance and operation of the Partnership, the Funds, and our strategic goals and objectives.

Douglas E. Norberg (1), (3), (4), (5)	71	Director; Vice Chairman, Wright Runstad & Company, 2000 to 2007; President, Wright Runstad & Company, 1975 until 2000. Wright Runstad & Company is in the business of real estate investing, development, and management. Mr. Norberg has extensive knowledge of real estate development, marketing and management, and consults regularly with management regarding the Partnership's real property portfolio. Mr. Norberg also brings years of experience evaluating strategic alternatives for various real property opportunities.

Peter T. Pope (1), (4)	77	Director; Director, Pope & Talbot, Inc. 1971 to 2007; Chairman of the Board and CEO of Pope & Talbot, Inc., 1971 to 1999. Mr. Pope retired as CEO of Pope & Talbot, Inc. in 1999. Mr. Pope is also a director and President of Pope EGP, Inc. Mr. Pope has been a director since the formation of the Partnership and brings an historical perspective on the Partnership's assets and business that we believe is critical to the Partnership's recent successes. Moreover, Mr. Pope has more than 50 years' experience in the operation and management of all aspects of the forest products industry, which affords him the ability, not only to assess and advise regarding the Partnership's own lines of business, but also on those of the companies with which the Partnership serves as a supplier, advisor, manager, customer and client. Finally, Mr. Pope's experience offers a perspective which spans multiple business cycles, which we believe is critical as management faces the current economic downturn, affording us an improved ability to tailor the Partnership's strategic and tactical responses to changing market conditions.

J. Thurston Roach (1), (3),(4)	70	Director; private investor; Director, Deltic Timber Corporation, December 2000 to present; Director, CellFor Inc. from November 2002 to May 2009; Outside Director, NBBJ Design, LLP, from November 2007 to present; Director, The Liberty Corporation May 1994 to January 2006; President and CEO, HaloSource Corporation, October 2000 to November 2001; Director, HaloSource Corporation, October 2000 to February 2002; Senior Vice President and CFO, Owens Corning, January 1999 to April 2000; Senior Vice President and President of Owens Corning’s North American Building Materials Systems Business, February 1998 to December 1998; Vice Chairman, Simpson Investment Company, July 1997 to February 1998; President, Simpson Timber Company, January 1996 to June 1997; Senior Vice President and Chief Financial Officer and Secretary, Simpson Investment Company, August 1984 to December 1995. Mr. Roach's experience as a senior executive and director at other timber and resource companies offer the Partnership insight into the practical issues facing public companies, and his specific knowledge of the timber and timberland markets, both in the Pacific Northwest and elsewhere, allow him to provide extensive input on both strategic and tactical business decisions confronting the board. His specific experience as Audit Committee chair for another public company has been leveraged effectively into a similar role at the Partnership.
______________________
1)	Class A Director
2)	Class B Director
3)	Member of the Audit Committee
4)	Member of the Human Resources Committee
5)	Designated financial expert for the Board of Directors Audit Committee

Board of Directors of the Managing General Partner

Board Composition. The Managing General Partner’s Articles of Incorporation provide that directors are divided into two classes, each class serving a period of two years. The Managing General Partner’s shareholders elect approximately one-half of the members of the Board of Directors annually. The terms of the Class A directors expire on December 31, 2012, and the terms of the Class B directors expire on December 31, 2013. The directors’ election to the Managing General Partner’s Board of Directors is subject to a voting agreement between the Managing General Partner’s two shareholders, Mr. Peter T. Pope and Mrs. Emily T. Andrews. Mr. Pope serves as his own appointee, and J. Thurston Roach serves as Mrs. Andrews’ appointee to the Board of Directors. The Managing General Partner’s Board of Directors met six times in 2011 with five of the meetings in person to discuss Partnership matters. The composition of our Board of Directors is established by the Limited Partnership Agreement and accordingly, as permitted by NASDAQ Rules IM-5065-7 and 5615(a)(4), board nominations are not made or approved by a separate nominating committee or by a majority of the independent directors.

Past Directorships. During the period 2006 through 2011, Messrs. Pope, Roach, and Conlin served on boards of other public companies as outlined in the following table.

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

Audit Committee. The Audit Committee of the Managing General Partner’s Board of Directors is comprised of three outside directors who comply with the Securities Exchange Act and NASDAQ’s qualification requirements for Audit Committee members. The Audit Committee met to discuss the Partnership eight times during 2011. The Audit Committee’s Chairman is J. Thurston Roach and its designated financial expert is Douglas E. Norberg. See report of the Audit Committee on financial statements below.

Human Resources Committee. The Human Resources Committee is responsible for (1) establishing compensation programs for executive officers and senior management of the Partnership designed to attract, motivate, and retain key executives responsible for the success of the Partnership as a whole; (2) administering and maintaining such programs in a manner that will benefit the long-term interests of the Partnership and its unitholders; and (3) determining the salary, bonus, unit option and other compensation of the Partnership's executive officers and senior management. The Human Resources Committee met three times during 2011. Mr. John E. Conlin served as Chairman of the Human Resources Committee in 2011. See report of the Human Resources Committee on executive compensation below.

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

Item 11.                   EXECUTIVE COMPENSATION; COMPENSATION DISCUSSION & ANALYSIS

Overview

Objectives of our Executive Compensation Program

The objective of our executive compensation program is to reward performance and to attract, motivate, and retain those employees who embrace a culture of achievement with a long-term perspective. Our executive compensation plans consist of two general components: salary and our new long-term incentive program initiated in 2010 (the “Incentive Program”), which is intended to reward selected management employees who provide services to the Partnership for performance that builds long-term unitholder value. The Incentive Program examines participants’ decision making each year, with an eye towards rewarding behavior that is linked to adding long-term value to unitholders. In addition, the Incentive Program addresses the Partnership’s performance over a trailing three-year period so as to promote a long-term focus and to reward performance over time. While the Partnership had a previous incentive compensation program that was also focused on building long-term unitholder value, the Incentive Program improves both transparency for and alignment with the Partnership’s unitholders, while providing for greater administrative simplicity. Payments are made under the Incentive Program during the first quarter of each year with respect to decision-making in the prior year and relative performance of our publicly traded units over the three-year period ending on December 31 of the prior year. As a result, information depicted in this report includes amounts paid in 2011 with respect to performance from 2008 to 2010, and amounts paid in 2012 with respect to performance from 2009 to 2011.

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

The Incentive Program has two components – the Performance Restricted Unit (“PRU”) plan and the Long-Term Incentive Plan (“LTIP”). Both components have a long-term emphasis, with the PRU plan focused on annual decision making, and the LTIP focused on 3-year performance of the Partnership’s publicly traded units relative to a group of peer companies to be determined at the beginning of each plan cycle. The Incentive Program was developed after considerable deliberation by the committee and its compensation consultant. The Incentive Program is unusual in its exclusive emphasis on long-term decision making and performance. The committee believes this focus is appropriate for the nature of the Partnership’s assets and for strengthening alignment with unitholders. Each of these two Incentive Program components is described in more detail below.

The committee has from time-to-time engaged compensation consultants to assist the committee in assessing the market for top executives. Historically, these consultants have provided a limited scope of services on behalf of the committee and their roles generally have been confined to specific peer analyses or assessments of specific compensation components within the Partnership’s then-existing compensation structures. These consultants generally have performed no other services for the Partnership or its subsidiaries or management. Amounts paid to such consultants on an annual basis have ranged between $10,000 and $20,000. In 2010, the committee engaged Farient Advisors, a compensation consulting advisory firm, to assist in developing what became the 2010 Incentive Compensation Program. Farient was directly responsible to the HR Committee and was paid $193,000 for its services in this regard. In 2011, the Partnership’s board of directors engaged Farient to advise the board on director compensation, general partner compensation, and related issues, for which the Partnership paid Farient $109,000. Farient also served as an advisor to the HR Committee for executive compensation matters in 2011, for which Farient was paid a total of $21,000.

Elements of Compensation

Our executive compensation program is designed to be consistent with the objectives and guidelines set forth above. A discussion of each of the key elements of the program follows below.

Base Salary. Base salary represents that portion of compensation that is designed to provide the executive with a stable and predictable cash payment at a level that is competitive with other similarly situated companies. In establishing base salary levels for executives and other members of the management team, the committee has used compensation consultant data, taking into account such factors as competitive industry salaries, general and regional economic conditions, and the size and geographic differences of “peer” companies against which the Partnership is compared. Using that data, the committee attempts to tailor our executives’ base compensation to our executives’ scope of responsibilities, individual performance, and contribution to our organization. If adjustments in base salary are made, they are usually effective March 1 of each year, unless circumstances warrant otherwise. Base salaries for the Partnership’s executives were held flat from 2008 through 2010, in large part because of the financial climate affecting the Partnership’s business, the Partnership’s economic performance, and the limited need to increase compensation to meet competitive pressures. In March 2011 the Partnership’s executives received a 3% increase in base salary but no additional increase in base salary was made effective for 2012.

Incentive Program. Our Incentive Program has been designed using a combination of the LTIP, which awards cash incentive payments based on relative total return to unitholders, together with the PRU plan, which uses a blend of cash and restricted limited partner units to reward annual decision making that is aligned with the Partnership’s strategies. By designing the Incentive Program to align with both long-term decision making and performance, the committee believes it has mitigated the risk to the Partnership that could be driven by excessive focus on short-term goals.

Long-Term Incentive Program (LTIP). The LTIP replaces the Partnership’s prior cash bonus plan for the CEO and his direct management reports, and focuses on relative total shareholder return measured over a rolling three-year period ending on the last day of the fiscal year for which the award is to be computed. Specifically, at the beginning and end of each period, the Partnership measures the arithmetic average trading price of the Partnership’s limited partner units over the sixty trading day period preceding the first day and the last day of the three-year measurement period. The Partnership also takes into account all distributions to unitholders during that period, and compares the resulting total returns to those provided to security holders within a group of 23 of the Partnership’s peers as measured using the same methodology. Those peers, which for 2011 are as outlined in the following table, are unchanged from the prior year and were established based upon the recommendation of the Partnership’s compensation consultant and include companies within the forest products industry, as well as those in real estate and those having a strong focus on land or natural resources.

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

Performance Restricted Unit Plan (“PRU”). The PRU is the equity-based element of the Incentive Program, although awards can be made in cash, restricted units, or a combination of each. The PRU replaces prior awards of restricted units granted to a number of key management personnel. Awards from this component of the Incentive Program are based upon a pool established at the beginning of each fiscal year and adjusted upward or downward as participants are added to or deleted from the Incentive Program. For 2011 the total award pool consisted of up to 6,000 units for the CEO and 19,500 units for all other participants as a group.

Determination of Performance Awards. PRU awards are determined for the various participants on the basis of the participant’s role in the Partnership’s management, and are measured on the basis of the quality of decision making against a broad spectrum of criteria, organized by business segment as follows:

Fee Timber. Fee Timber participants in the PRU are evaluated on the basis of revenue enhancements and cost controls affecting Fee Timber operating income. These criteria include management of harvest volume, maximization of log sale prices, management of selling costs such as harvest and haul costs, results of Sustainable Forestry Initiative audits, and segment free cash flow.

Timberland Management & Consulting. TM&C participants are evaluated on the basis of investor capital commitments, placement of timber fund capital, cumulative assets under management, internal rates of return for the Funds, and segment operating income.

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

Corporate. Our corporate personnel are evaluated across a broad variety of factors, including increases in net asset value, optimization of debt-to-capitalization ratios and working capital, and growth in distributable income, profit, and free cash flow.

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

Mechanics of the PRU. Immediately following the end of each fiscal year, the committee determines the size of the PRU pool based on their assessment of the quality of decision-making during the year. The committee also identifies any events or decisions that merit special recognition for particular individuals or groups and, if so, determines the amount of any special PRU awards that are to be allocated to those participants. The PRU pool is established on the basis of these determinations, and each participant is allocated a specified performance value, which is then converted (in the case of restricted unit awards) to a number of restricted units based on the arithmetic average of the closing prices of the Partnership’s limited partner units on Nasdaq on each of the sixty consecutive trading days ending on and including the last day of the relevant fiscal year. The committee also determines the appropriate allocations between restricted units and cash awards based upon a compensation consultant’s market study with some influence from our past practices of granting restricted units and cash bonuses. In general, the higher up in the management group, the greater the percentage of that individual’s PRU award is received in the form of equity. The percentage of each participant’s PRU award paid in the form of equity was kept to simple options of 100%, 50%, or 0%. Restricted unit grants vest ratably, with 25% vesting on each of the first four anniversaries of the grant date, although the committee has the discretion to vary such awards.

Participants in the PRU. In addition to the named executive officers, current participants in the PRU include 14 additional management personnel either one or two levels organizationally below the Partnership’s CEO. As job duties change, the participants may be modified by the committee.

Clawbacks. The HR Committee acknowledges that the Partnership’s incentive compensation program will be subject to the clawback provisions of the recently passed Dodd-Frank Act. In the meantime, the HR Committee reserves the right and option to require the return of incentive compensation paid pursuant to the Incentive Program in any instances of fraudulent employee misconduct or a restatement of the Partnership’s financial reports affecting the calculation of the payout amounts. The Partnership will adhere to all applicable regulations of the SEC, NASDAQ, and other governmental authorities regarding obligations to require disgorgement of erroneous or excessive compensation.

Perquisites and Other Personal Benefits. We do not provide perquisites or other personal benefits to our executive officers or senior managers, such as company cars, country club or social club memberships, or company-funded use of personal financial/tax consultants. An exception to the foregoing is that the senior manager who oversees our timberland operations is provided a company vehicle. We do not own or lease aircraft for our executives’ personal use. Our health care and medical insurance programs, as well as our defined contribution retirement plan (401(k)) are the same for all salaried employees, including officers. Further information regarding our defined contribution plan is set forth below in the paragraph entitled “Defined Contribution Retirement Savings Plan.”

Defined Benefit Pension Plans. Other than the supplemental retirement plan discussed below with respect to one former executive, none of our named executive officers participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us.

Defined Contribution Retirement Savings Plan. As of December 31, 2011 all our employees are eligible to participate in our defined contribution plan, which is a tax qualified plan pursuant to Section 401(k) of the Code. During each of the years 2009 through 2011 the Partnership matched 50% of the employees’ contributions up to 8% of compensation. Partnership contributions to the plan amounted to $128,000, $123,000, and $131,000 for each of the years ended December 31, 2011, 2010, and 2009, respectively. Employees become fully vested in the Partnership's contribution over a six-year period. The Partnership does not discriminate between executive and non-executive employees with respect to any aspect of this plan.

Supplemental Retirement Plan. We have a supplemental retirement plan for George H. Folquet, a retired executive. The plan provides for a retirement income of 70% of his base salary at retirement after taking into account both 401(k) and Social Security benefits and makes an annual fixed-amount payment of $25,013. The Partnership accrued an additional $11,408 in 2011 for this benefit based on an updated approximation of the cost of purchasing a life annuity paying the aforementioned benefit amount. The balance of the liability as of December 31, 2011 was $197,083.

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

The Partnership’s severance programs are based on a “double trigger” mechanism, which means that upon the involuntary termination of either executive’s employment (other than “for cause,” and including resignation for certain specified reasons) within eighteen months after a change in control event occurs, the following benefits would be provided:

●	cash payments equal to two times the executive’s base salary, plus the executive’s target bonus for the year in which the change in control occurred;

●	immediate vesting of all outstanding unit option awards consistent with the terms of the Pope Resources 2005 Equity Incentive Plan; and

●	continued coverage for the executive and dependents under Pope Resources’ health and welfare plan for up to 18 months after termination.

The following table summarizes the cash payments that would have been due Pope Resources’ executive officers if a change in control event had occurred on December 31, 2011.

Name	Two times base salary	Target bonus	Total cash payments
David L. Nunes, President & CEO	$655,636	$180,000	$835,636

Thomas M. Ringo, Vice President & CFO	$426,164	$80,000	$506,164

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

Officer Unit Ownership Guidelines

We do not have a formal unit ownership guideline for executive officers, but note that as of February 17, 2012 Mr. Nunes owns units of Pope Resources that had a value of 11.0 times his 2011 base salary. Similarly, Mr. Ringo owns Pope Resources units as of February 17, 2012 that had a value of 6.2 times his 2011 base salary. Of these owned unit positions, Mr. Nunes acquired 27% of his through open-market purchases, 49% through exercises of unit options, and another 24% through vesting of restricted units, while Mr. Ringo acquired 11% of his through open-market purchases, 56% through exercises of unit options, and another 33% through vesting of restricted units. Messrs. Nunes and Ringo own an additional 12,650 and 5,625 unvested restricted units, respectively, that are not included in the ownership totals above. Mr. Nunes’ unvested restricted units had a value on February 17, 2012 of $545,000, or 1.7 times 2011 base salary. On February 17, 2012 Mr. Ringo’s unvested restricted units had a value of $242,000, or 1.1 times 2011 base salary. Combining the owned and unvested positions, the value of the February 17, 2012 positions in our limited partner units for Messrs. Nunes and Ringo were 12.6 and 7.3 times their combined 2011 base salaries, respectively.

Summary Compensation Table

The following table sets forth information regarding compensation earned by our named executive officers for the years 2009 through 2011:

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Unit Awards ($) (2)	Non-equity Incentive Program Compensation ($) (3)	All Other Compensation ($) (4)	Total ($)
David L. Nunes President and CEO	2011	327,818	-	257,700	360,000	25,530	971,048
	2010	318,270	-	219,120	166,800	20,080	724,270
	2009	318,270	87,500	197,600	-	18,550	621,920
Thomas M. Ringo V.P.and CFO	2011	213,082	-	115,965	160,000	17,210	506,257
	2010	206,876	-	98,604	74,133	14,910	394,523
	2009	206,876	45,188	65,455	-	15,375	332,894

(1)	For 2009, the amount shown represents a cash bonus payout earned in 2009 but paid in 2010.

(2)
The amounts for 2010 and 2011 represent the market value on the date of grant of restricted units received in January 2011 and January 2012, respectively, as compensation under the PRU plan for 2010 and 2011 performance. Expense will be recognized, however, over the four-year vesting period of these two grants with 25% vesting each year. The amount for 2009 represents the market value on the date of grant of restricted units received in January 2010 as compensation for 2009 performance. Expense for the January 2010 grant will be recognized over the two-year vesting period with 50% vesting after one year and the balance upon the second anniversary of the grant.

(3)	Represents awards earned in 2010 and 2011 under the LTIP but paid out in January 2011 and January 2012, respectively, discussed in the Compensation Discussion and Analysis beginning on page 84.

(4)
Amounts represent matching contributions to the Partnership’s 401(k) plan made by the Partnership on behalf of the executive, and distributions received by the executive on unvested restricted Partnership units (the value of the restricted units is described under footnote (2) above and not repeated here.)

 Grants of Plan Based Awards Table

The following table supplements the Summary Compensation Table and lists both annual and long-term incentive awards made during 2011 to each named executive officer.

			Estimated Future Payouts Under Non-Equity Incentive Program Awards (1)			Estimated Future Payouts Under Equity Incentive Program Awards
Name	Type of Award	Grant Date (2)	Thresh-old ($)	Target ($)	Maximum ($)	Thresh-old ($)	Target ($)	Maximum ($)	All Other Unit Awards: Number of Shares of Unit or Units (#) (3)	All Other Options Awards: Number of Securities Underlying Options (#)	Closing Price on Grant Date ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
David L. Nunes President and CEO	LTIP 2011-13	None	-	180,000	360,000
	RU	1/10/11							6,000		36.52	219,120
Thomas M Ringo V.P. and CFO	LTIP 2011-13	None	-	80,000	160,000
	RU	1/10/11							2,700		36.52	98,604

(1)
Reflects potential awards under the LTIP. The LTIP was implemented in 2010 with an initial “cycle” corresponding to the performance period 2008 – 10, a second cycle for the performance period 2009 – 11, a third cycle for the performance period 2010 – 12, and a fourth cycle for the performance period 2011 - 13. Only this cycle for the performance period 2011-13 is shown in the table above since its performance period initiated in calendar year 2011. Payouts for the 2008-10 and 2009-11 cycles are reflected in the Summary Compensation Table (see footnote (3) from that table.) A description of how the LTIP works is described above beginning on page 85.

(2)	No grant date attaches to LTIP cycles.
(3)	Reflects the grant of time-based restricted units that will vest ratably over a four-year period on each of four anniversary-of-grant dates.

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

Units Available for Issuance

There are 1,105,815 units authorized under the Plan. As of December 31, 2011 there were 978,544 authorized but not issued units in the Plan. The units issued or issuable under the Plan have been registered on a Form S-8 registration statement.

Term of Unit Options

The term of each option is ten years from the date of grant, unless the plan administrator establishes a shorter or longer period of time as evidence in the award agreement.

Vesting Schedule

Under the PRU plan, restricted units granted will vest ratably over four years, with 25% vested on the each anniversary of the grant. Prior to implementation of the PRU plan, restricted unit grants historically had a four-year vesting period with 50% vesting after three years and the remaining 50% vesting after the fourth year. An exception to this was the January 2010 grant that had a two-year vesting period with 50% vesting after one year and the remaining 50% vesting after the second year. The shortening of the vesting period in the most recent grant reflected the fact that this incentive compensation element was viewed by the committee as part of the bonus award for 2009 performance, but paid in restricted units rather than cash. Given its association with past performance, a foreshortened vesting period was deemed appropriate. Prior grants of restricted units were awarded primarily with a view toward future performance and retention of the executive’s services.

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

Outstanding Equity Awards At Fiscal Year-End; Option Exercise and Units Vested

The following table summarizes the outstanding equity award holdings held by our named executive officers as of December 31, 2011:

	Option Awards					Unit Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Units That Have Not Vested (#)	Market Value of Units That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
David L. Nunes President and CEO	-	-	- -			14,400	619,056	-	17,280
Thomas M. Ringo V.P. and CFO	-	-	-			6,175	265,463	-	7,410

The following table summarizes the number of units acquired and amounts realized by our named executive officers during the year ended December 31, 2011 on the exercise of unit options and vesting of restricted units.

	Option Awards		Unit Awards
Name	Number of Units Acquired on Exercise	Value Realized on Exercise	Number of Units Acquired on Vesting	Value Realized on Vesting
	(#)	($)	(#)(1)	($)
David L. Nunes President and CEO	-	-	8,500	318,554
Thomas M. Ringo V.P. and CFO	-	-	3,825	144,208

(1) Of the 8,500 units acquired upon vesting in 2011 by Mr. Nunes, he tendered back 2,000 of those units with an aggregate value of $74,848 to the Partnership in lieu of paying cash for payroll taxes due on the vesting. As such, Mr. Nunes retained a net position of 6,500 of these units. Of the 3,825 units acquired upon vesting in 2011 by Mr. Ringo, he tendered back 985 of those units with an aggregate value of $37,165 to the Partnership in lieu of paying cash for payroll taxes due on the vesting. As such, Mr. Ringo retained a net position of 2,840 of these units.

Director Compensation

The following table sets forth a summary of the compensation we paid to our non-employee directors in 2011:

Name	Fees Earned or Paid in Cash ($)	Unit Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Program Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation ($) (3)	Total ($)
John E. Conlin	34,500	68,835	-	-	-	4,575	107,910
Douglas E. Norberg	28,500	68,835	-	-	-	4,575	101,910
Peter T. Pope	25,000	68,835	-	-	-	4,575	98,410
J. Thurston Roach	40,000	68,835	-	-	-	4,575	113,410

(1)
Amounts represent the market value on the date of grant (April 12, 2011) of restricted units received during the year. These units are subject to a trading restriction until the units vest. These unit grants vest 50% on the third anniversary of the grant in April 2014 and the remaining 50% on the fourth anniversary of the grant date in April 2015. For each of Messrs. Conlin, Norberg, Pope, and Roach a total of 375 restricted units granted during fiscal year 2007 vested and became eligible for trading on January 31, 2011 and an additional 375 restricted units granted during fiscal year 2008 vested and became eligible for trading on February 1, 2011

(2)	No options were awarded in 2011.

(3)	Amounts represent distributions received on unvested restricted Partnership units.

Compensation of the outside directors of Pope MGP, Inc. consists of a monthly retainer of $1,500 plus a $1,000 per day fee for each board or committee meeting attended and $500 for participation in a board or committee meeting via telephone. The Chairman of the Audit Committee receives an additional annual retainer amount of $7,000 that is paid in a monthly pro rata fashion. The Chairman of the Human Resources Committee receives an additional annual retainer of $5,000, also paid pro rata on a monthly basis. Both the Chairman of the Audit and Human Resources Committees receive an additional $500 fee per committee meeting.

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

Responsibilities and Composition of the Committee

The committee is responsible for (1) establishing compensation programs for executive officers of the Partnership designed to attract, motivate, and retain key executives responsible for the success of the Partnership as a whole; (2) administering and maintaining such programs in a manner that will benefit the long-term interests of the Partnership and its unitholders; and (3) determining the salary and incentive compensation elements of the Partnership's executive officers’ remuneration.

The committee is currently comprised of Douglas E. Norberg, Peter T. Pope, J. Thurston Roach, and John Conlin. Mr. Conlin served as Committee Chair during 2011. None of the members are officers or employees of the Partnership or the General Partner.

Conclusion

The HR Committee believes that for 2011 the compensation terms for Mr. Nunes and Mr. Ringo, as well as for our other management personnel, were clearly related to the realization of the goals and strategies established by the Partnership.

John E. Conlin, Chairman

Douglas E. Norberg

Peter T. Pope

J. Thurston Roach

Audit Committee Report on Financial Statements

The Audit Committee of the General Partner’s Board of Directors has furnished the report set forth in the following section entitled “Responsibilities and Composition of the Audit Committee” on the Partnership’s year-end financial statements and audit for fiscal year 2011. The Audit Committee’s report is intended to identify the members of the Audit Committee and describe in general terms the responsibilities the Audit Committee assumes, the process it undertakes, and the matters it considers in reviewing the Partnership’s financial statements and monitoring the work of the Partnership’s external auditors.

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

Principal Unitholders

As of February 17, 2012, the following persons were known or believed by the Partnership to be the beneficial owners of more than 5% of the outstanding Partnership units:

Name and Address of Beneficial Owner	Number Of Units (1)		Percent of Class
Emily T. Andrews 600 Montgomery Street 35th Floor San Francisco, CA 94111	550,930	(2)	12.5
James H. Dahl 501 Riverside, Suite 902 Jacksonville, FL 32202	440,555	(3)	10.0
Peter T. Pope 1500 S.W. 1st Avenue Portland, OR 97201	313,762	(4)	7.1

(1)
Each beneficial owner has sole voting and investment power unless otherwise indicated. Includes restricted units that are unvested since beneficial owner receives distributions on all such restricted units.

(2)
Includes 1,090 units owned by her husband, Adolphus Andrews, Jr. as to which she disclaims beneficial ownership. Also includes a total of 60,000 units held by Pope MGP, Inc. and Pope EGP, Inc., as to which she shares voting and investment power.

(3)
Mr. Dahl filed a Schedule 13G on February 10, 2012 that declared he is the direct beneficial owner of 145,952 Partnership units, that he owns another 140,632 units through various trusts over which he retains sole voting and investment power, and that he owns another 153,971 units for which he shares voting and dispositive power.

(4)
Includes (a) 200,925 units held by a limited liability company controlled by Mr. Pope; (b) 38,767 units owned by Mr. Pope; (c) 8,820 units held in trust for one of his children; (d) 60,000 units held by Pope MGP, Inc. and Pope EGP, Inc., as to which he shares investment and voting power; and (f) 5,250 unvested restricted units.

Management

As of February 17, 2012, the beneficial ownership of the Partnership units of (1) the named executives (2) the directors of the Partnership's general partners, (3) the general partners of the Partnership, and (4) the Partnership's officers, directors and general partners as a group, was as follows. **

Name	Position and Offices	Number of Units (1)		Percent of Class

David L. Nunes	Chief Executive Officer and President, Pope MGP, Inc. and the Partnership; Director, Pope MGP, Inc.	95,988	(2)	2.2
Thomas M. Ringo	Vice President and CFO, Pope MGP, Inc. and the Partnership	36,238	(3)	*
John E. Conlin	Director, Pope MGP, Inc.	21,645	(4)	*
Douglas E. Norberg	Director, Pope MGP, Inc.	66,508	(4)	1.5
Peter T. Pope	Director, Pope MGP, Inc. and Pope EGP, Inc.; President, Pope EGP, Inc.	313,762	(5)	7.1
J. Thurston Roach	Director, Pope MGP, Inc.	7,219	(4)	*
Pope EGP, Inc.	Equity General Partner of the Partnership	54,000		1.2
Pope MGP, Inc.	Managing General Partner of the Partnership	6,000		*
All General partners, directors and officers of general partners, and officers of the Partnership as a group (6 individuals and 2 entities)		541,360	(6)	12.3

* Less than 1%
** The address of each of these parties is c/o Pope Resources, 19245 Tenth Avenue NE, Poulsbo, WA 98370.

(1)
Each beneficial owner has sole voting and investment power unless otherwise indicated. Includes restricted units that are unvested since beneficial owner receives distributions on all such restricted units.

(2)	Includes 12,650 unvested restricted units issued to Mr. Nunes.

(3)	Includes 5,625 unvested restricted units issued to Mr. Ringo.

(4)	Includes 5,250 unvested restricted units.

(5)
Includes (a) 200,925 units held by a limited liability company controlled by Mr. Pope; (b) 38,767 units owned by Mr. Pope; (c) 8,820 units held in trust for one of his children; (d) 60,000 units held by Pope MGP, Inc. and Pope EGP, Inc., as to which he shares investment and voting power; and (f) 5,250 unvested restricted units.

(6)
For this computation, the 60,000 units held by Pope MGP, Inc. and Pope EGP, Inc. are excluded from units beneficially owned by Mr. Pope. Mr. Pope and Emily T. Andrews, own all of the outstanding stock of Pope MGP, Inc. and Pope EGP, Inc. Includes 39,275 unvested restricted units.

Equity Compensation Plan Information

The following table presents certain information with respect to the Partnership’s equity compensation plans and awards thereunder on December 31, 2011.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	5,500	$16.35	978,544

Equity compensation plans not approved by security holders	-	-	-
Total	5,500	$16.35	978,544

Item 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           The Partnership Agreement provides that it is a complete defense to any challenge to an agreement or transaction between the Partnership and a general partner, or related person, due to a conflict of interest if, after full disclosure of the material facts as to the agreement or transaction and the interest of the general partner or related person, (1) the transaction is authorized, approved or ratified by a majority of the disinterested directors of the General Partner, or (2) the transaction is authorized by partners of record holding more than 50% of the units held by all partners. All of the transactions below were approved, authorized, or ratified by one of these two means.

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

ORM Timber Fund I, LP (“Fund I”). Pope Resources, A Delaware Limited Partnership owns 19% and Olympic Resource Management LLC owns 1% and is the general partner of Fund I. David L. Nunes and Thomas M. Ringo invested less than 1% of the capital in Fund I. The majority of this commitment was paid in the fourth quarter of 2006 when Fund I acquired timberland.  Messrs. Nunes and Ringo are not direct investors in either Fund II or Fund III.

Item 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes fees related to the Partnership’s principal accountants, KPMG LLP, during 2011 and 2010.

Description of services	2011	%	2010	%
Audit (1)	$324,000	85%	$319,500	80%

Audit related (2)	40,500	11%	40,500	10%

Tax (3):

Tax return preparation	-	-%	9,200	3%

General tax consultation	15,000	4%	29,225	7%

Total	$379,500	100%	$398,425	100%
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

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE

Financial Statements Page

Financial Statement Schedule

	Environmental Remediation
	Balances at the			Balances at the
	Beginning of the	Additions to	Expenditures	End of the
(in thousands)	Period	Accrual	for Remediation	Period
Year ended December 31, 2009	$1,554	$30	$315	$1,269
Year Ended December 31, 2010	1,269	875	211	1,933
Year Ended December 31, 2011	1,933	977	707	2,203

Exhibits.

No.	Document

3.1	Certificate of Limited Partnership. (1)

3.2	Limited Partnership Agreement, dated as of November 7, 1985. (1)

3.3	Amendment to Limited Partnership Agreement dated December 16, 1986. (2)

3.4	Amendment to Limited Partnership Agreement dated March 14, 1997. (4)

3.5	Certificate of Incorporation of Pope MGP, Inc. (1)

3.6	Amendment to Certificate of Incorporation of Pope MGP, Inc. (3)

3.7	Bylaws of Pope MGP, Inc. (1)

3.8	Certificate of Incorporation of Pope EGP, Inc. (1)

3.9	Amendment to Certificate of Incorporation of Pope EGP, Inc. (3)

3.10	Bylaws of Pope EGP, Inc. (1)

3.11	Amendment to Limited Partnership Agreement dated October 30, 2007. (12)

3.12	Audit Committee Charter. (10)

4.1	Specimen Depositary Receipt of Registrant. (1)

4.2	Limited Partnership Agreement dated as of November 7, 1985, as amended December 16, 1986 and March 14, 1997 (see Exhibits 3.2, 3.3 and 3.4).
4.3	1997 Unit Option Plan Summary (5) and Pope Resources 2005 Unit Incentive Plan. (11)

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

10.19	Purchase and sale agreement with Costco Wholesale Corp dated December 22, 2003. (8)

10.20	Form of Change of control agreement. (10)

10.21	Purchase and sales agreement for Quilcene Timberlands dated September 28, 2004. (9)

10.22	Long term management agreement with Cascade Timberlands LLC dated December 31, 2004. (9)

10.23	First amendment to Note purchase agreement with John Hancock Life Insurance Company. (10)

10.24	Second amendment to Note purchase agreement with John Hancock Life Insurance Company. (10)

10.25	Third amendment to Note purchase agreement with John Hancock Life Insurance Company. (10)

10.26	Fourth amendment to Note purchase agreement with John Hancock Life Insurance Company. (10)

10.27	Master Loan Agreement between Pope Resources and Northwest Farm Credit Services, PCA dated July 31, 2008. (15)

10.28	Revolving Operating Note from Pope Resources to Northwest Farm Credit Services, PCA dated July 31, 2008. (15)

10.29	Master Loan Agreement between Pope Resources and Northwest Farm Credit Services, PCA dated September 25, 2009. (16)

10.30	Term Note from Pope Resources to Northwest Farm Credit Services, PCA dated September 25, 2009. (16)

10.31	First amendment to revolving operating note with Northwest Farm Credit Services, PCA dated September 25, 2009. (16)

10.32	Mortgage to Northwest Farm Credit Services, PCA, dated September 25, 2009. (16)

10.33	First Amended and Restated Master Loan Agreement between Pope Resources and Northwest Farm Credit Services, FLCA dated June 10, 2010.

10.34	Amendment No. 1 to First Amended and Restated Master Loan Agreement between Pope Resources and Northwest Farm Credit Services, FLCA dated August 6, 2010.

10.35	First Amended and Restated Term Note from Pope Resources to Northwest Farm Credit Services, FLCA dated June 10, 2010

10.36	Term Note from Pope Resources to Northwest Farm Credit Services, FLCA dated June 10, 2010.

10.37	First Amended and Restated Master Loan Agreement between Pope Resources and Northwest Farm Credit Services, PCA dated June 10, 2010.

10.38	Amendment No. 1 to First Amended and Restated Master Loan Agreement between Pope Resources and Northwest Farm Credit Services, PCA dated August 6, 2010.

10.39	Revolving Operating Note from Pope Resources to Northwest Farm Credit Services, PCA dated June 10, 2010.

10.40	Amendment No. 1 to Revolving Operating Note from Pope Resources to Northwest Farm Credit Services, PCA dated June 15, 2010.

10.41	Mortgage, Financing statement and Fixture Filing executed by Pope Resources in favor of Northwest Farm Credit Services, FLCA dated June 10, 2010.

10.42	Mortgage, Financing statement and Fixture Filing executed by Pope Resources in favor of Northwest Farm Credit Services, PCA dated June 10, 2010.

10.43	Loan Agreement between ORM Timber Operating Company II, LLC and Metropolitan Life Insurance Company dated September 1, 2010.

10.44	First Amendment to Loan Agreement between ORM Timber Operating Company II, LLC and Metropolitan Life Insurance Company dated February 7, 2011.

10.45	Promissory Note from ORM Timber Operating Company II, LLC to Metropolitan Life Insurance Company dated September 1, 2010.

10.46	Guaranty by ORM Timber Fund II, Inc. in favor of Metropolitan Life Insurance Company dated September 1, 2010.

10.47	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing between ORM Timber Operating Company II, LLC and Metropolitan Life Insurance Company dated September 1, 2010.

10.48	Trust Deed, Security Agreement, Assignment of Leases and Rents and Fixture Filing between ORM Timber Operating Company II, LLC and Metropolitan Life Insurance Company dated September 1, 2010.

10.49	Incentive Compensation Program Summary – revised February 2011.

18.1	Letter from Independent Registered Public Accounting Firm related to change in accounting principle. (16)

21.1	Significant Subsidiaries.

23.1	Consent of Registered Independent Public Accounting Firm. (13)

31.1	Certificate of Chief Executive Officer. (13)

31.2	Certificate of Chief Financial Officer. (13)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (13)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (13)

99.1	Press Release of the Registrant dated February 14, 2011 (14)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Partnership’s registration on Form 10 filed under File No. 1-9035 and declared effective on December 5, 1985.

(2)	Incorporated by reference from the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 1987.

(3)	Incorporated by reference from the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 1988.

(4)	Incorporated by reference from the Partnership’s Proxy Statement filed on February 14, 1997.

(5)	Incorporated by reference to the Company’s Form S-8 Registration Statement (SEC file number 333-46091) filed with the Commission on February 11, 1998.

(6)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2001.

(7)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2002.

(8)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2003.

(9)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2004.

(10)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2005.

(11)	Filed with Form S-8 on September 9, 2005.

(12)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2007.

(13)	Filed with this annual report for the fiscal year ended December 31, 2009.

(14)	Incorporated by reference to the Current Report on Form 8-K filed by the Registrant on February 14, 2011.

(15)	Incorporated by reference to the Current Report on Form 10-Q filed by the Registrant on August 6, 2008.

(16)	Incorporated by reference to the Current Report on Form 10-Q filed by the Registrant November 5, 2009.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POPE RESOURCES, A Delaware
Limited Partnership

By POPE MGP, INC.
Managing General Partner

Date: March 9, 2012	By /s/ David L. Nunes
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the date indicated.

Date: March 9, 2012	By /s/ David L. Nunes
David L. Nunes,
President and Chief Executive Officer (principal
executive officer), Partnership and Pope MGP,
Inc.; Director, Pope MGP, Inc.

Date: March 9, 2012	By /s/ Thomas M. Ringo
Thomas M. Ringo
Vice President & CFO (principal financial and
accounting officer), Partnership and Pope MGP,
Inc.

Date: March 9, 2012	By /s/ John E. Conlin
John E. Conlin
Director, Pope MGP, Inc.

Date: March 9, 2012	By /s/ Douglas E. Norberg
Douglas E. Norberg
Director, Pope MGP, Inc.

Date: March 9, 2012	By /s/ Peter T. Pope
Peter T. Pope
Director, Pope MGP, Inc.

Date: March 9, 2012	By /s/ J. Thurston Roach
J. Thurston Roach
Director, Pope MGP, Inc.