Form 10-Q
period 2012-03-31
POPE RESOURCES LTD PARTNERSHIP
filed 2012-05-04
CIK 784011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)Yes☐No ☒

Partnership units outstanding at April 30, 2012: 4,409,427

Pope Resources
Index to Form 10-Q Filing
For the Quarter Ended March 31, 2012

P A R T I – FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
Pope Resources, a Delaware Limited Partnership
March 31, 2012 and December 31, 2011
(in thousands)

	2012	2011
ASSETS
Current assets
Partnership cash and cash equivalents	$209	$249
ORM Timber Funds cash and cash equivalents	934	2,404
Cash and cash equivalents	1,143	2,653
Accounts receivable, net	1,532	1,876
Building and land held for sale	1,258	1,255
Current portion of contracts receivable	13	80
Prepaid expenses and other	795	853
Total current assets	4,741	6,717
Properties and equipment, at cost
Timber and roads, net of accumulated depletion
of $73,371 and $71,955	153,149	154,236
Timberland	34,130	34,130
Land held for development	28,615	28,413
Buildings and equipment, net of accumulated
depreciation of $6,221 and $6,203	5,924	6,019
Total properties and equipment, at cost	221,818	222,798
Other assets
Contracts receivable, net of current portion	300	409
Other	480	484
Total other assets	780	893
Total assets	$227,339	$230,408

LIABILITIES, PARTNERS' CAPITAL AND NONCONTROLLING INTERESTS
Current liabilities
Accounts payable	$1,380	$1,328
Accrued liabilities	1,886	3,021
Current portion of long-term debt	32	32
Deferred revenue	661	447
Other current liabilities	388	468
Total current liabilities	4,347	5,296
Long-term liabilities
Long-term debt, net of current portion	45,689	45,793
Other long-term liabilities	2,136	2,161
Partners' capital and noncontrolling interests
General partners' capital (units issued and outstanding 60 and 60)	1,064	1,063
Limited partners' capital (units issued and outstanding 4,291 and 4,269)	74,484	74,696
Noncontrolling interests	99,619	101,399
Total partners' capital and noncontrolling interests	175,167	177,158
Total liabilities, partners' capital, and noncontrolling interests	$227,339	$230,408

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (Unaudited)
Pope Resources, a Delaware Limited Partnership
For the Three Months Ended March 31, 2012 and 2011
(in thousands, except per unit data)

	Three Months Ended March 31,
	2012	2011

Revenue	$8,804	$17,674
Cost of timber and land sold	(4,141)	(8,856)
Operating expenses	(2,429)	(2,978)
General and administrative expenses	(1,164)	(1,078)
Income from operations	1,070	4,762

Other income (expense)
Interest expense	(530)	(574)
Capitalized interest	130	98
Interest income	7	12
Total other expense	(393)	(464)

Income before income taxes	677	4,298
Income tax benefit (expense)	36	(56)
Net income	713	4,242

Other comprehensive income adjustments	-	-
Other comprehensive income	713	4,242
Plus: Comprehensive (income) loss attributable to noncontrolling
interests ORM Timber Funds	493	(562)
Comprehensive income attributable to unitholders	$1,206	$3,680

Allocable to general partners	$17	$51
Allocable to limited partners	1,189	3,629
	$1,206	$3,680

Earnings per unit attributable to unitholders
Basic	$0.27	$0.82
Diluted	$0.27	$0.82

Weighted average units outstanding
Basic	4,345	4,306
Diluted	4,347	4,309

Distributions per unit	$0.35	$0.25

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Pope Resources, a Delaware Limited Partnership
Three Months Ended March 31, 2012 and 2011
(in thousands)

	2012	2011
Net income	$713	$4,242
Adjustments to reconcile net income to net cash provided by operating activities
Depletion	1,386	3,292
Capitalized development activities, net of reimbursements	(205)	(252)
Equity-based compensation	371	227
Depreciation and amortization	170	173
Deferred taxes	(23)	-
Cash flows from changes in operating accounts
Accounts receivable, net	344	(1,161)
Contracts receivable	176	298
Prepaid expenses and other current assets	73	35
Accounts payable and accrued liabilities	(1,083)	745
Deferred revenue	214	11
Other current liabilities	(80)	21
Other long-term liabilities	(25)	(25)
Other, net	(7)	1
Net cash provided by operating activities	2,024	7,607

Cash flows from investing activities
Reforestation and roads	(329)	(243)
Buildings and equipment	(43)	(158)
Proceeds from fixed asset sale	18	-
ORM Timber Fund II, Inc. land acquisition	-	(140)
Net cash used in investing activities	(354)	(541)

Cash flows from financing activities
Repayment of line of credit, net	(96)	(4,320)
Repayment of long-term debt	(8)	(7)
Proceeds from option exercises	12	525
Payroll taxes paid upon restricted unit vesting	(257)	(226)
Cash distributions to unitholders	(1,544)	(1,094)
Cash distributions - ORM Timber Funds, net of distributions to Partnership	(1,287)	(2,500)
Net cash used in financing activities	(3,180)	(7,622)

Net decrease in cash and cash equivalents	(1,510)	(556)
Cash and cash equivalents at beginning of period	2,653	2,423
Cash and cash equivalents at the end of the three-month period	$1,143	$1,867

See accompanying notes to condensed consolidated financial statements.

POPE RESOURCES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2012

1.
The condensed consolidated financial statements as of March 31, 2012 and December 31, 2011 and for the three-month periods then ended have been prepared by Pope Resources, A Delaware Limited Partnership (the “Partnership”) pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The condensed consolidated financial statements are unaudited, but, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2011, is derived from the Partnership’s audited consolidated financial statements and notes thereto for the year ended December 31, 2011, and should be read in conjunction with such financial statements and notes. The results of operations for the interim periods are not indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2012.

2.
The financial statements in the Partnership's 2011 annual report on Form 10-K include a summary of significant accounting policies of the Partnership and should be read in conjunction with this Quarterly Report on Form 10-Q.

3.
Basic net earnings per unit are calculated by dividing net income attributable to unitholders, adjusted for non-forfeitable distributions paid out to unvested restricted unitholders and Fund II preferred shareholders, by the weighted average units outstanding during the period. Diluted net earnings per unit are calculated by dividing net income attributable to unitholders, adjusted for non-forfeitable distributions paid out to unvested restricted unitholders and Fund II preferred shareholders, by the weighted average units outstanding during the year plus additional units that would have been outstanding assuming the exercise of in-the-money unit equivalents using the treasury stock method, unless the assumed exercise is antidilutive.

The table below displays how we arrived at options used to calculate dilutive unit equivalents and subsequent treatment of dilutive unit equivalents based on net income for the period:

	Quarter Ended
	March 31,
(in thousands)	2012	2011
Average per unit trading price	$43.64	$41.70
Options used in calculation of dilutive unit equivalents	5	7

Net income attributable to Pope Resources’ unitholders	$1,206	$3,680
Dilutive unit equivalents used to calculate dilutive EPS	2	3

The following table shows how we arrived at basic and diluted income per unit:

	Quarter Ended
	March 31,
(in thousands)	2012	2011
Net income attributable to Pope Resources' unitholders	$1,206	$3,680
Less:
Net income attributable to unvested restricted unitholders	(21)	(142)
Dividends paid to Fund II preferred shareholders	(4)	(4)
Net income for calculation of EPS	$1,181	$3,534

Weighted average units outstanding (in thousands):
Basic	4,345	4,306
Dilutive effect of unit equivalents	2	3
Diluted	4,347	4,309

Earnings per unit: Basic	$0.27	$0.82
Earnings per unit: Diluted	$0.27	$0.82

Options to purchase 4,500 units for a weighted exercise price of $17.40 were outstanding at March 31, 2012. Options to purchase 6,500 units at prices ranging from $10.75 to $17.40 per unit were outstanding as of March 31, 2011. There were no out-of-the money options to exclude from the calculation of dilutive unit equivalents for the quarters ended March 31, 2012 and 2011.

4.
In January 2012, the Partnership granted 20,350 restricted units pursuant to the management incentive compensation program. These restricted units vest ratably over four years with the grant date fair value equal to the market place on the date of grant. We recognized $147,000 and $107,000 of equity compensation expense in the first quarters of 2012 and 2011, respectively, related to restricted units granted pursuant to the management incentive compensation program. Simultaneous with the restricted unit grant to management, members of our Board of Directors received 6,000 restricted units in January 2012. Restricted units granted to directors are not part of the management incentive compensation program, but are included in the calculation of total equity compensation expense. These awards to directors vest 50% on the third anniversary and 50% on the fourth anniversary of the date of grant. Total equity compensation expense is recognized over the shorter of the vesting period or the period from date of grant to the point of retirement eligibility. For the first quarters of 2012 and 2011, equity compensation expense was $371,000 and $227,000 respectively.

5.
Supplemental disclosure of cash flow information: interest paid, net of amounts capitalized, totaled $274,000 and $430,000 for the quarter ended March 31, 2012 and 2011, respectively. Income taxes paid in the first three months of 2012 was $209,000 compared to $29,000 of income taxes paid in the first three months of 2011.

6.
The Partnership’s financial instruments included cash and cash equivalents and accounts receivable, for which the carrying amount of each represents fair value based on current market interest rates or their short-term nature.  Carrying amounts of contracts receivable, although long-term, also approximate fair value.  Pursuant to accounting guidance, these instruments for the period presented are considered a Level 1 fair value measurement.

The Partnership's long-term debt is not actively traded and, as such, fair values were estimated using discounted cash flow analyses, based on the Partnership’s current estimated incremental borrowing rates for similar types of borrowing arrangements, which are considered Level 3 inputs. As of March 31, 2012 and December 31, 2011, consolidated fixed-rate debt outstanding had a fair value of approximately $45.6 million and $46.6 million, respectively.

7.
The Partnership has two general partners: Pope MGP, Inc. and Pope EGP, Inc. In total, these two entities own 60,000 partnership units. The allocation of distributions and loss between the general and limited partners is pro rata across all units outstanding.

8.
In the presentation of the Partnership’s revenue and operating income (loss) by segment all intersegment revenue and expense is eliminated to determine externally reported operating income (loss) by business segment. The tables that follow reconcile internally reported income (loss) from operations to externally reported income (loss) from operations by business segment, for the three months ended March 31, 2012 and 2011:

	Fee Timber			Timberland
Three Months Ended	Pope Resources	ORM Timber	Total Fee	Management &	Real
March 31, (in thousands)	Timber	Funds	Timber	Consulting	Estate		Other	Consolidated
2012
Revenue internal	$7,108	$1,536	$8,644	$476	$311		$-	$9,431
Eliminations	(139)	-	(139)	(476)	(12)		-	(627)
Revenue external	6,969	1,536	8,505	-	299		-	8,804

Cost of timber and land sold	(2,945)	(1,196)	(4,141)	-	-		-	(4,141)

Operating, general and
administrative expenses internal	(873)	(804)	(1,677)	(523)	(856)		(1,164)	(4,220)
Eliminations	12	476	488	139	-		-	627
Operating, general and
administrative expenses external	(861)	(328)	(1,189)	(384)	(856)		(1,164)	(3,593)

Income (loss) from operations
internal	3,290	(464)	2,826	(47)	(545)		(1,164)	1,070
Eliminations	(127)	476	349	(337)	(12)		-	-
Income (loss) from operations
external	$3,163	$12	$3,175	$(384)	$(557)		$(1,164)	$1,070

2011
Revenue internal	$11,440	$6,136	$17,576	$567	$227		$-	$18,370
Eliminations	(117)	-	(117)	(567)	(12)		-	(696)
Revenue external	11,323	6,136	17,459	-	215		-	17,674

Cost of timber and land sold	(4,508)	(4,348)	(8,856)	-	-		-	(8,856)

Operating, general and
administrative expenses internal	(1,168)	(890)	(2,058)	(544)	(1,072	) *	(1,078)	(4,752)
Eliminations	15	567	582	114	-		-	696
Operating, general and
administrative expenses external	(1,153)	(323)	(1,476)	(430)	(1,072)		(1,078)	(4,056)

Income (loss) from operations
internal	5,764	898	6,662	23	(845)		(1,078)	4,762
Eliminations	(102)	567	465	(453)	(12)		-	-
Income (loss) from operations
external	$5,662	$1,465	$7,127	$(430)	$(857)		$(1,078)	$4,762

*Includes $267,000 of environmental remediation expense

9.
ORM Timber Fund I, LP (Fund I), ORM Timber Fund II, Inc. (Fund II), and ORM Timber Fund III (REIT) Inc., (Fund III, and collectively with Fund I and Fund II, the Funds) were formed by Olympic Resource Management LLC (ORMLLC), a wholly owned subsidiary of Pope Resources, for the purpose of attracting capital to purchase timberlands. The objective of these Funds is to generate a return on investments through the acquisition, management, value enhancement and sale of timberland properties. Each Fund will operate for a term of ten years from the end of the drawdown period, with Fund I terminating in August 2017, Fund II terminating in March 2021, and Fund III with an as-yet-undefined term because its drawdown period is still open. Fund III will also have a term of 10 years following the end of the drawdown period.  The drawdown period will end at the earlier of placement of all committed capital or 3 years from the date of the final close which is expected by June 30, 2012.

Pope Resources and ORMLLC together own 20% of Fund I and Fund II and will own between 5% and 10% of Fund III. The Funds are consolidated into the Partnership’s financial statements. The Funds’ statements of operations for the quarters ended March 31, 2012 and March 31, 2011 reflect income of $12,000 and $1.5 million, respectively. These operating results exclude management fees paid to ORMLLC of $476,000 and $567,000 for the first quarters of 2012 and 2011, respectively, which are eliminated in consolidation.

The Partnership’s consolidated balance sheet included assets and liabilities of the Funds as of March 31, 2012 and December 31, 2011, which were as follows:

(in thousands)	March 31, 2012	December 31, 2011
Assets:
Cash	$934	$2,404
Other current assets	156	546
Total current assets	1,090	2,950
Timber, timberland and roads (net of $14,415 and $13,729 of accumulated depletion in 2012 and 2011)	135,750	136,313
Other long-term assets	122	126
Total assets	$136,962	$139,389
Liabilities and equity:
Current liabilities excluding long-term debt	$1,317	$1,525
Current portion of long-term debt	32	32
Long-term debt	11,028	11,036
Total liabilities	12,377	12,593
Funds' equity	124,585	126,796
Total liabilities and equity	$136,962	$139,389

10.
The Partnership has an accrual for estimated environmental remediation costs of $2.1 million as of March 31, 2012 and $2.2 million as of December 31, 2011. The environmental remediation liability represents estimated payments to be made to monitor and remedy certain areas in and around the townsite and millsite at Port Gamble, Washington, and at Port Ludlow, Washington.

The environmental liability at March 31, 2012 includes an estimate of $175,000 that management expects to expend in the next 12 months and $2.0 million thereafter. Statistical models have been used to estimate the liability and suggest a potential aggregate range of loss from zero to $4.8 million which represents a two-standard-deviation range from the mean of possible outcomes generated by the Monte Carlo simulation model.

The Washington State Department of Ecology (DOE) is continuing to make progress toward the completion of an updated Remedial Investigation and Feasibility Study (RI/FS) related to the Port Gamble remediation site. DOE now expects issuance of a final RI/FS in the second or third quarter of 2012. Development of a clean-up action plan and consent decree, with timetables and financial arrangements for completing the remediation, would follow on the heels of achieving that milestone.

During the first quarter of 2012, tests were performed to evaluate suitability and effectiveness of a remediation method within the resort community of Port Ludlow. A draft report has been issued and circulated for comments by environmental remediation consultants and legal counsel. We will continue monitoring the site with the intent to obtain data that point toward feasibility of remedies if and when appropriate.

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

EXECUTIVE OVERVIEW

Pope Resources, A Delaware Limited Partnership (“we” or the “Partnership”), is engaged in three primary businesses. The first, and by far most significant segment in terms of owned assets and operations, is the Fee Timber segment. This segment includes timberlands owned directly by the Partnership and operations of the three private equity funds (“Funds”). When we refer to the timberland owned by the Partnership, we describe it as the Partnership’s tree farms. We refer to timberland owned by the Funds as the Funds’ tree farms. When referring collectively to the Partnership’s and Funds’ timberland we will refer to them as the Combined tree farms. Operations in this segment consist of growing timber to be harvested as logs for sale to export brokers and domestic manufacturers. The second most significant business in terms of total assets owned is the development and sale of real estate. Real Estate activities primarily take the form of securing permits, entitlements, and, in some cases, installing infrastructure for raw land development and then realizing that land’s value by selling larger parcels to buyers who will take the land further up the value chain, either to home buyers or to operators and lessors of commercial property. Since these land projects span multiple years, the Real Estate segment may incur losses for multiple years while a project is developed, and will not recognize operating income until that project is sold. In addition, within this segment we sometimes negotiate and sell conservation easements (CE’s) on Fee Timber properties to preclude future development. Our third business, which we refer to as Timberland Management & Consulting, or “TM&C,” is raising and investing capital from third parties for private equity timber funds, and thereafter managing those funds for the benefit of all investors.

Our current strategy for adding timberland acreage is centered on our private equity timber fund business model, which consists of raising investment capital from third-party investors and investing that capital, along with our own co-investment, into new timberland properties. We have closed and invested capital from two timber funds, having acquired a total of $150 million in commercial timberland properties. Our 20% co-investment in the Funds, which totals $28 million, affords us a share of the Funds’ operating cash flows while allowing us to earn asset management and timberland management fees as well as incentive fees based upon the overall success of each fund. Management also believes that this strategy allows us to maintain more sophisticated expertise in timberland acquisition, valuation, and management than could be cost-effectively maintained for the Partnership’s timberlands alone. We believe our co-investment strategy also boosts our credibility with existing and prospective investors by demonstrating that we have both an operational as well as a financial commitment to the Funds’ successes. We are in the process of raising a third fund with a target total Fund III size of $100 million. To date, we have closed on $51 million of committed capital for Fund III, $7 million of which represents our co-investment. The Funds are consolidated into our financial statements with the income attributable to equity owned by third parties reflected in our Condensed Consolidated Statements of Comprehensive Income under the caption “Net (income) loss attributable to noncontrolling interests-ORM Timber Funds.”

Land held for sale in western Washington by our Real Estate segment is suitable primarily for residential and commercial building sites. The markets for these resources have recently suffered along with regional and national markets, producing a decline in our sales. The challenge for our Real Estate segment center around how and when to “harvest” a parcel of land and capture the optimum value increment by selling the property, balancing the long-term risks and costs of carrying and developing a property against the potential for income and positive cash flows upon sale.

Revenue and net income declined in the first quarter of 2012 versus the same period in 2011 primarily due to limiting our harvest volume in response to an expected softening of demand from the China log export market. Log inventories have accumulated to very high levels in China, prompting log buyers there to decrease both shipments and prices. Log buyers in Korea lowered their price offers for logs as well, attempting to follow the price downward. These actions by two of our principal Asian log buying markets, combined with an increase in trans-ocean fuel and freight rates, have served to slow the flow of logs to China and Korea. Late in 2011 and early in 2012, we took advantage of a robust spot market for Japan peeler logs and some encouraging interest from the domestic mills to offset the dip in China export market by harvesting 15 million board feet (MMBF) in the first quarter of 2012 compared to 29 MMBF in the fourth quarter of 2011 and 30 MMBF harvested in the first quarter of 2011. Realized log prices were flat, losing 1%, or $5 per thousand board feet (MBF), from $564/MBF to $559/MBF, between first quarter 2011 and first quarter 2012, but there are nuances to this in the species mix that are discussed in more detail below. We expect our harvest volume for the full year 2012 to be between 75 and 85 MMBF, with the final total depending on the strength or weakness of log markets as well as weather patterns in the final quarter of the year.

We have a unit repurchase program which permits repurchases through December 2012. Between December 2008 and March 31, 2012, we repurchased roughly 125,000 units with a weighted average unit purchase price of $20.04 and we have an unutilized authorization for unit repurchases of $2.5 million. On December 31, 2010, we repurchased 334,340 units from a single unitholder, outside the scope of the formal repurchase program, for $35.55 per unit. The units represented 7.2% of the total units outstanding at that time and were retired. We did not make any unit repurchases during the first quarter of either 2012 or 2011.

RESULTS OF OPERATIONS

The following table reconciles and compares key revenue and cost elements that impacted our net income for the quarter ended March 31, 2012 versus the first and fourth quarters of 2011. In addition to the table’s numerical analysis, the explanatory text that follows the table describes certain of these changes by business segment.

	Q1 2012 vs. Q1	Q1 2012 vs. Q4
	2011	2011
(in thousands)	Total	Total
Net income attributable to Pope Resources' unitholders:
1st Quarter 2012	$1,206	$1,206
4th Quarter 2011		2,349
1st Quarter 2011	3,680
Variance	$(2,474)	$(1,143)
Detail of variance:
Fee Timber
Log volumes (A)	$(8,918)	$(8,330)
Log price realizations (B)	(73)	(87)
Production costs	2,776	3,023
Depletion	1,906	2,904
Other Fee Timber	357	117
Timberland Management & Consulting
Other Timberland Management & Consulting	46	14
Real Estate
Land and conservation easement sales	-	(428)
Other Real Estate	33	3
Environmental remediation costs	267	631
General & administrative costs	(86)	(168)
Net interest expense	71	(37)
Other (taxes and noncontrolling interest)	1,147	1,215
Total variances	$(2,474)	$(1,143)

(A)	Volume variance calculated by extending change in sales volume by the average log sales price for the comparison period.
(B)	Price variance calculated by extending the change in average realized price by current period sales volume.

Fee Timber

Fee Timber results include operations from 114,000 acres of timberland owned by the Partnership and 61,000 acres of timberland owned by the Funds. Fee Timber revenue is earned primarily from the harvest and sale of logs from these timberlands which are located in western Washington and northwestern Oregon and, to a lesser extent, from the ground leases for cellular communication towers, gravel mines and quarries, together with the sale of other resources from our timberlands. Our Fee Timber revenue is driven primarily by the volume of timber harvested and the average log price realized on the sale of that harvested timber. Harvest volumes are generally expressed in million board feet (MMBF) increments and harvest revenue and related costs are generally expressed in terms of revenue or cost per thousand board feet (MBF). Fee Timber expenses, which consist predominantly of harvest, hauling, and depletion costs, vary directly and roughly proportionately with harvest volume and the resulting revenues. Revenue and costs related to harvest activities on timberland owned by the Funds are consolidated into this discussion of operations.

When discussing our Fee Timber operations, we compare current results to both the previous quarter and the corresponding quarter of the prior year. These comparisons offer an understanding of trends in log prices and patterns of harvest volumes that affect Fee Timber operating results. Revenue and operating income for the Fee Timber segment for the quarters ended March 31, 2012, December 31, 2011, and March 31, 2011 were as follows:

(in millions) Quarter ended	Log Sale Revenue	Mineral, Cell Tower & Other Revenue	Total Fee Timber Revenue	Operating Income	Harvest Volume (MMBF)
Partnership tree farms	$6.6	$0.4	$7.0	$3.2	11.7
Funds' tree farms	1.5	-	1.5	-	2.8
Total Fee Timber March 31, 2012	$8.1	$0.4	$8.5	$3.2	14.5

Partnership tree farms	$8.1	$0.4	$8.5	$3.8	13.9
Funds' tree farms	8.4	0.1	8.5	1.8	15.3
Total Fee Timber December 31, 2011	$16.5	$0.5	$17.0	$5.6	29.2

Partnership tree farms	$11.0	$0.3	$11.3	$5.7	18.8
Funds' tree farms	6.1	-	6.1	1.4	11.5
Total Fee Timber March 31, 2011	$17.1	$0.3	$17.4	$7.1	30.3

Comparing Q1 2012 to Q4 2011. Fee Timber revenue declined $8.5 million, or 50%, from fourth quarter, primarily as a result of a 15 MMBF, or 50%, decrease in volume harvested, as well as a slight decline of $6/MBF, or 1%, in realized log prices. We regularly front-load annual harvest volumes within the year to take advantage of our high proportion of low elevation timberlands that allow for winter logging. However, we departed significantly from this pattern in the fourth quarter of 2011 as a result of incorporating harvest volume from Funds’ tree farms, mild weather, and a decision to dip into deferred harvest volumes from 2008-2010. Over 52% of the Q4 2011 harvest, compared to 19% during Q1 2012, came from the Funds’ tree farms, which carry a higher proportion of inventory in whitewood species than the Partnership’s tree farms. The weighting of first quarter 2012 harvest volume to the Partnership’s tree farms, which have a higher mix of Douglas-fir than the Funds’ tree farms, was in response to the pricing environment of whitewood and Douglas-fir sawlogs. First, soft log export demand from China resulted in a $48/MBF, or 9%, decline in whitewood sawlog prices from $534/MBF in Q4 2011 to $486/MBF in Q1 2012. Conversely, Douglas-fir sawlog prices, which are influenced more by the domestic market and log export demand from Japan, experienced a $16/MBF, or 3%, decline from $603/MBF in the fourth quarter of 2011 to $587/MBF in the first quarter of 2012. The impact of lower whitewood sawlog prices and a heavier Douglas-fir log mix were essentially offsetting, as our average realized log price gave up $6/MBF, or 1%, from the fourth quarter of 2011 to the first quarter of 2012.

Operating income for the first quarter 2012 decreased by $2.4 million, or 43%, from fourth quarter 2011 results as a result of the decline in harvest volume, offset in part by a reduction in road expenses from 46% of fourth quarter 2011 operating expenses to 18% of total first quarter 2012 operating expenses. Road expenses were elevated during 2011 to prepare and maintain tree farms for harvesting.

The Funds generated $1.5 million of revenue in the first quarter of 2012 compared with revenue of $8.5 million in the fourth quarter of 2011, driven by an 82% drop in harvest from 15 MMBF in the fourth quarter of 2011 to 3 MMBF in the first quarter of 2012. Our shift away from whitewood sawlogs had a disproportionate impact on the Funds’ tree farms where whitewood inventory is much higher than on Partnership tree farms as mentioned earlier. This significant drop in harvest volume also explained the reduction in Fund operating income from $1.8 million during the fourth quarter of 2011 to $12,000 during the first quarter of 2012.

Comparing Q1 2012 to Q1 2011. Fee Timber revenue for the first quarter of 2012 declined by $8.9 million, or 51%, over the comparable period in the prior year. The decrease in revenue is due to a 16 MMBF, or 52%, decrease in harvest volume. As mentioned earlier, it is common for us to front-load log production into the early part of the year. We capitalized on this capability in the first quarter of 2011, which allowed us to respond to log buyers for the export markets who were emboldened by demand from China. In the first quarter of 2012, the China market was plagued with high inventory levels, so we chose not to start the year on an accelerated basis. Whitewood prices declined $51/MBF, or 9%, from the first quarter of 2011 to the first quarter of 2012 while Douglas-fir gave up only $15/MBF, or 2%, during the same time period. In response to this pricing environment and the heavier mix of Douglas-fir on Partnership tree farms, we weighted our harvest activity in the first quarter of 2012 to the Partnership’s tree farms, which comprised 81% of first quarter 2012 volume compared with 62% of first quarter 2011 volume. This allowed us to capture more of the Douglas-fir sawlog market and mitigate further price erosion due to the soft whitewood market. Operating income for the first quarter of 2012 decreased $3.9 million, or 55%, over first quarter 2011 due to the reduction in harvest volume.

First quarter 2012 Fund revenue dropped 75% to $1.5 million from $6.1 million for the same quarter in 2011 on a 9 MMBF, or 76%, reduction in harvest volume. Operating income for the period decreased from $1.4 million in 2011 to $12,000 in 2012 for the same reasons.

Log Volume

We harvested the following log volumes by species from the Combined tree farms for the quarters ended March 31, 2012, December 31, 2011, and March 31, 2011:

Volume (in MMBF)		Quarter Ended
Sawlogs		Mar-12	% Total	Dec-11	% Total	Mar-11	% Total
	Douglas-fir	11.1	77%	20.0	68%	19.1	63%
	Whitewood	0.9	6%	3.8	13%	6.5	21%
	Cedar	0.1	1%	0.4	1%	0.5	2%
	Hardwood	0.4	2%	0.5	3%	0.7	2%
Pulpwood
	All Species	2.0	14%	4.5	15%	3.5	12%
Total		14.5	100%	29.2	100%	30.3	100%

Comparing Q1 2012 to Q4 2011. Harvest volumes declined 15 MMBF, or 50%, from the fourth quarter of 2011 to the first quarter of 2012 in reaction to relatively lower demand from the China market. Notwithstanding the lukewarm demand from China, the export market was aided by a small uptick in demand from the Japan peeler market and, to a lesser extent, by improvements in domestic markets. The decline in sawlog consumption on the part of the China market prompted us to reduce our whitewood harvest volumes from 13% during the fourth quarter of 2011 to 6% during the first quarter of 2012. By comparison, Douglas-fir demand from Japan and some domestic markets led us to increase harvest of Douglas-fir from 68% during the fourth quarter of 2011 to 77% of total harvest volume in the first quarter of 2012. As a result of these offsetting factors, average log prices remained flat, softening by $6/MBF, or 1%, from the fourth quarter of 2011 to the first quarter of 2012.

Unlike the Japan log export market, which prefers higher quality Douglas-fir, China has demonstrated an indifference to species and more of a focus on cost. This market dynamic has prompted us to harvest and sell predominantly lower valued whitewood to them. However, a backlog of log inventory in the China market led to a steep, albeit anticipated, decline in demand in the first quarter of 2012. We responded by lowering harvest levels and diverting volume into the Japan log export market. During the first quarter of 2012, this harvest volume was weighted from units comprised primarily of Douglas-fir to satisfy the demand of Japan export customers and, to a lesser extent, domestic customers seeking Douglas-fir sawlogs. This shift away from whitewoods had a disproportionate impact on harvest from the Funds’ tree farms, where inventories are heavier to whitewood species. During the first quarter of 2012, Douglas-fir comprised 78% of the 12 MMBF harvested from the Partnership’s tree farms, while whitewood comprised 4% of that total. Similarly, the Funds’ first quarter 2012 harvest of 3 MMBF consisted of 71% Douglas-fir and 16% whitewood. The Douglas-fir component for Combined tree farms was 77% of the total harvest and whitewood 6% after blending the two ownerships. This compares to the fourth quarter of 2011 when Douglas-fir comprised 76% of the 14 MMBF harvested from the Partnership’s tree farms, while whitewood comprised 5% of that total. The Funds’ fourth quarter 2011 harvest of 15 MMBF consisted of 61% Douglas-fir and 21% whitewood. The Douglas-fir component for the Combined tree farms was 68% of total harvest and whitewood 13% after blending the two ownerships. With log deliveries to sawmills curtailed due to continuing soft domestic lumber demand, the resulting shortage of sawmill residual chips continued to impact demand for chips from whole logs, thus driving up pulpwood prices. As such, we continued to sell into pulpwood markets with the best pricing.

Comparing Q1 2012 to Q1 2011. The comparison between the first quarters of 2012 and 2011 was very similar to the description above between the fourth quarter of 2011 and the first quarter of 2012. We deliberately decreased harvest volumes by 52% in the first quarter of 2012 from the first quarter of 2011 due to tepid first quarter 2012 demand from the China log export market that was, conversely, seemingly insatiable during the first quarter of 2011. The high proportion of whitewood during the first quarter of 2011 reflects 38% of harvest volume from the Funds compared to only 19% during the first quarter of 2012.  The higher proportion of whitewoods in the timber inventory of the Funds’ tree farms was well suited in 2011 to the surging demand from China.

Log Prices

Logs from the Combined tree farms serve a number of different domestic and export markets, with domestic mills having historically represented our largest market segment. This customer mix shifted in the fourth quarter of 2010 when logs destined for export markets represented the largest share of our total log sales, as the China market accepted lower quality than what has traditionally defined an export log. As a result, significant volumes that used to be sold to domestic mills instead flowed to the China market beginning with 2010 when the export mix surged to 33% and peaked at 45% in 2011. From 2010 through the fourth quarter of 2011, the relative strength of the China export market was a driving force for much of our log pricing. This shifted during the first quarter of 2012 when a greater portion of export volume was comprised of higher-value Douglas-fir logs going to Japan. This resulted in an increase in spread between realized export and domestic log prices from $57/MBF, or 10%, during the first quarter of 2011 to $64/MBF, or 12%, in the first quarter of 2012. We realized the following log prices by species for the quarters ended March 31, 2012, December 31, 2011, and March 31, 2011:

		Quarter Ended
		Mar-12	Dec-11	Mar-11
Average price realizations (per MBF):
Sawlogs
	Douglas-fir	$587	$603	$602
	Whitewood	486	534	537
	Cedar	953	799	1,007
	Hardwood	585	623	499
Pulpwood
	All Species	418	398	361
Overall		559	565	564

The following table compares the dollar and percentage change in log prices from each of the first and fourth quarters of 2011 to the first quarter of 2012:

		Change to March 2012
		Dec-11		Mar-11
		$/MBF	%	$/MBF	%
Sawlogs	Douglas-fir	$(16)	-3%	$(15)	-2%
	Whitewood	(48)	-9%	(51)	-9%
	Cedar	154	19%	(54)	-5%
	Hardwood	(38)	-6%	86	17%
Pulpwood	All Species	20	5%	57	16%
Overall		(6)	-1%	(5)	-1%

Whitewood sawlog prices declined 9% from each of the fourth and first quarters of 2011 compared to the first quarter of 2012. This was the result of softer log export demand from China in 2012. By comparison, Douglas-fir sawlog prices, influenced more by the Japan log export market and domestic markets, gave up 3% and 2% in the first quarter of 2012 from the fourth quarter of 2011 and the first quarter of 2011, respectively. The reduction in whitewood sawlog prices and heavier Douglas-fir log mix were essentially offsetting, resulting in a $6/MBF, or 1%, and $5/MBF, or 1%, reduction in realized first quarter 2012 log prices from the fourth and first quarters of 2011, respectively.

Douglas-fir: Douglas-fir is noted for its structural characteristics that make it generally preferable to other softwoods for the production of construction grade lumber and plywood. Demand and price for Douglas-fir sawlogs has historically been very dependent upon the level of new home construction in the U.S. The direct link between Douglas-fir sawlog prices and domestic housing starts was less pronounced with the housing crash in 2008, but the effect was offset in 2011 by demand from the export market in China.  There has been some softening in this export market to China during the first quarter of 2012, offset by an increase in prices paid by the Japan peeler market and some domestic mills, which served to reduce the average price realized on Douglas-fir logs by $16/MBF, or 3%, in the current quarter compared to the fourth quarter of 2011. Similarly, the realized price decreased $15/MBF, or 2%, from the first quarter of 2011 to the first quarter of 2012.

Whitewood: “Whitewood” is a term used to describe several softwood species, but for us primarily refers to western hemlock. Though generally considered to be of a lower quality than Douglas-fir, these logs are also used for manufacturing construction grade lumber. Historically, there has been a modest export market for whitewood logs, with most of this volume going to Korea. This changed beginning in 2010 as the China log export market demonstrated an appetite for softwood logs with little apparent regard or discrimination as to species. During 2010 and 2011, to the extent we were able to access whitewood stands, we harvested this species preferentially to take advantage of its higher relative price lift resulting from surging export demand. This strategy benefitted the Funds’ tree farms more than the Partnership tree farms because the former contain a higher proportion of whitewood and the Partnership’s whitewood stands tend to be at higher elevations and not easily accessible during winter. The substantial reduction in the China market in 2012 served to bring whitewood prices down during the first quarter by $48/MBF, or 9%, and $51/MBF, or 9%, over the fourth and first quarters of 2011, respectively.

Cedar: Cedar is a minor component in most upland timber stands and is generally used for outdoor applications such as fencing, siding and decking. Although there is a link between demand for these products and housing starts, this link is not as strong as with most other softwood species. Cedar prices experienced a seasonal uptick of $154/MBF, or 19%, from Q4 2011 to Q1 2012, as decreased Q1 logging levels led to shortages of minor species. Cedar prices decreased by $54/MBF, or 5%, from Q1 2011 to Q1 2012.

Hardwood: “Hardwood” can refer to many different species, but on our tree farms primarily consists of red alder and in this paragraph we are referring to the sawlog market for this species. The local mills that process red alder sawlogs are using the resource to manufacture lumber for use in furniture and cabinet construction. Hardwood prices have experienced a gradual increase over the past several years, from $446 in 2009 up to $585 in the first quarter of 2012, with peaks and dips in between. This is due to mill consolidations and shutdowns, leaving the most efficient mills in operation. Notwithstanding this upward movement, hardwood prices are off $38/MBF, or 6%, from the fourth quarter of 2011 to the first quarter of 2012 as many alder mills are maintaining low inventories in the early part of 2012. Hardwood prices increased $86/MBF, or 17%, from the same period in 2011, when many mills struggled to operate at a profit and were unwilling to pay much for alder, bringing hardwood prices down.

Pulpwood: Pulpwood is a lower quality conifer or hardwood log unsuitable for the manufacture of lumber and is thus manufactured into wood chips. These chips are used primarily to make a full range of pulp and paper products from unbleached linerboard (used in paper bags and cardboard boxes) to fine paper and specialty products. The pulpwood market has enjoyed relative strength in recent years as a direct result of sawmills taking significant downtime in response to the slowdown in housing starts. Sawmills typically provide the bulk of the chips used by pulp manufacturers, so curtailed sawmill production helped to push up the price of pulpwood logs sold directly to pulp mills as a primary alternative raw material source. For the quarter ended March 31, 2012, pulpwood prices were up $20/MBF, or 5%, over the fourth quarter of 2011 and up $57/MBF, or 16%, over the same period in 2011.

Customers

We have explained the shift in the export market for our logs from Japan to China and Korea and how this has created pricing pressure on our domestic customers. The recent oversupply of Pacific Northwest logs in China led coupled with an increase in freight costs has slowed demand and decreased pricing to the export markets in China and Korea. As a result, we chose to divert logs to domestic mills and take advantage of a continuing strong market in Japan for peelers, both of which were markets that showed increased appetite for our logs and were willing to pay higher prices than China and Korea.

The ultimate decision on where to sell logs is based on the net proceeds we receive after considering the delivered log prices from a prospective customer and the hauling cost needed to get logs to that customer. In instances where harvest operations are in close proximity to a mill relative to the export yard of a broker, we may take advantage of favorable haul costs over selling to an export customer at a higher delivered price but whose yard may be a greater distance from a harvest unit. The higher net delivered log value earned by selling to the domestic mill will, in such instances, result in sales of logs otherwise intended for Asia being diverted to domestic markets. As such, realized log price movements can be influenced by marketing decisions predicated on a net return rather than merely focusing on the delivered log price.

The table below categorizes timber sold by customer type for the quarters ended March 31, 2012, December 31, 2011, and March 31, 2011:

	Q1 2012			Q4 2011			Q1 2011
	Volume			Volume			Volume
Destination	MMBF	%	Price	MMBF	%	Price	MMBF	%	Price
Export brokers	7.3	50%	$609	8.4	29%	$642	16.4	54%	$615
Domestic mills	5.2	36%	545	16.3	56%	572	10.3	34%	558
Pulpwood	2.0	14%	418	4.5	15%	398	3.6	12%	361
Total	14.5	100%	$559	29.2	100%	$565	30.3	100%	$564

Comparing Q1 2012 to Q4 2011. Volume sold to the export market rose to 50% of total volume in Q1 2012 compared to 29% of total fourth quarter 2011 volume, but this came with a $33/MBF, or 5%, realized price decline. Volume sold to domestic mills declined to 36% of total volume for Q1 2012 from 56% in Q4 2011 with an attendant decline in prices paid by domestic mills of $27/MBF, or 5%. The spread between export and domestic prices was flat at 12% from the fourth quarter 2011 to the first quarter of 2012, which led to some logs being sold to domestic mills in the fourth quarter when the difference in haul cost resulted in higher net return from domestic customers despite having a lower sales price. Pulpwood volumes remained flat at 14% of the total first quarter volume compared to 15% of the fourth quarter 2011 volume. Pulpwood prices increased by $20/MBF, or 5%, from the fourth quarter of 2011 to the first quarter of 2012 which reflects higher pulp mill demand for logs resulting from a general, seasonal drop in log harvest levels during the winter months. Overall average log price remained flat, losing $6/MBF, or 1%, from the fourth quarter of 2011 to the first quarter of 2012.

Comparing Q1 2012 to Q1 2011. Volume sold to export brokers as a percentage of total harvest dipped slightly to 50% in Q1 2012 from 54% for the comparable period in the prior year. In contrast, volumes sold to domestic mills increased marginally to 36% of total sales in the first quarter of 2012 compared to 34% of first quarter 2011’s total, with a slight decrease in prices paid by domestic mills of $13/MBF, or 2%. Overall export prices declined $6/MBF, or 1%, even as the spread between realized export and domestic log prices increased slightly in the first quarter of 2012 to a 12% lift of $64/MBF from the first quarter of 2011 spread of 10%, or $57/MBF. Pulpwood volumes increased from 12% of first quarter 2011 volume to 14% of first quarter 2012 volume with a $57/MBF, or 16%, increase in price. Overall average log price was flat, giving up $5/MBF, or 1%, in the first quarter of 2012 from the same period in 2011.

Cost of Sales

Cost of sales for the Fee Timber segment consists of harvest and haul costs and depletion expense. Harvest, haul, and depletion expenses all vary directly with actual harvest volume. Harvest costs will vary by terrain, with steeper slopes requiring more expensive cable systems with a high labor component, while more moderate slopes can be harvested with mechanized equipment and lower relative labor costs. Harvest and haul costs represent the direct cost incurred to convert trees into logs and deliver those logs to the point of sale. Depletion expense represents the cost of acquiring or growing the harvested timber. The applicable depletion rate is derived by dividing the aggregate cost of merchantable stands of timber (age 35 and older), together with capitalized road expenditures, by the estimated volume of merchantable timber available for harvest at the beginning of that year. The depletion rate is applied to the volume harvested in a given period to calculate depletion expense for that period. Because of the relatively recent acquisition dates, and thus relatively higher acquisition costs, of the Funds’ tree farms, the depletion rates associated with harvests from those properties is considerably higher than for harvests from the Partnership’s tree farms.  Partnership depletion consists primarily of historical timber cost that has been owned by the Partnership for many decades, as well as the Columbia tree farm property that was acquired in 2001.

Fee Timber cost of sales for the quarters ended March 31, 2012, December 31, 2011, and March 31, 2011, respectively, is as follows, with the first table expressing these costs in total dollars and the second table expressing the costs on a per unit of production basis:

($ in millions) Quarter Ended	Harvest, Haul and Other	Depletion	Total Cost of Sales	Harvest Volume (MMBF)
March 31, 2012	$2.7	$1.4	$4.1	14.5
December 31, 2011	5.7	4.3	10.0	29.2
March 31, 2011	5.6	3.3	8.9	30.3

(amounts per MBF) Quarter Ended	Harvest, Haul and Other	Depletion	Total Cost of Sales
March 31, 2012	$190	$96	$286
December 31, 2011	195	147	342
March 31, 2011	185	109	294

Comparing Q1 2012 to Q4 2011. Cost of sales declined by $5.9 million, or 59%, in the first quarter of 2012 relative to the fourth quarter of 2011. The decline is due to a decrease in harvest volume of 15 MMBF, or 50%, in response to the lack of demand and attendant decline in prices in the China export market. Harvest, haul, and other costs decreased $5/MBF during the first quarter of 2012 from the fourth quarter of 2011 as a result of a decrease in harvest from units requiring more expensive cable logging methods. Depletion costs decreased by $51/MBF in the first quarter which reflects a shift in harvest from the Funds’ tree farms, which had 52% of fourth quarter 2011 volume versus 19% of first quarter 2012 volume, to the Partnership’s tree farms, which had 48% of fourth quarter 2011 volume versus 81% of first quarter 2012 volume.

Comparing Q1 2012 to Q1 2011. Cost of sales decreased $4.8 million, or 54%, in the first quarter of 2012 versus the comparable period in 2011 as a result of a 16 MMBF, or 52%, decrease in harvest volume more than offset by a $5/MBF increase in harvest, haul, and other costs in the current quarter when compared to the same period in 2011. The higher per unit cost results from an increase in the harvest of stands requiring more costly logging methods and longer haul distances. Conversely, depletion costs decreased $13/MBF in the first quarter of 2012 relative to the first quarter of 2011 due to a shift in harvest from the Funds’ tree farms where the harvest declined from 12 MMBF in 2011 to 3 MMBF in 2012. Fund volume represented 38% of first quarter 2011 harvest compared with 19% of first quarter 2012. Depletion rates for the Funds’ tree farms are higher than depletion rates for the Partnership’s tree farms because the former were purchased more recently and thus at a higher relative acquisition cost.

Depletion expense for the quarters ended March 31, 2012, December 31, 2011, and March 31, 2011 was calculated as follows:

	Quarter Ended March 31, 2012
	Partnership		Funds		Combined
Volume harvested (MMBF)	11.7	81%	2.8	19%	14.5
Rate/MBF	$60		$245		$96
Depletion expense (in thousands)	$699		$687		$1,386

	Quarter Ended December 31, 2011
	Partnership		Funds		Combined
Volume harvested (MMBF)	13.9	48%	15.3	52%	29.2
Rate/MBF	$63		$224		$147
Depletion expense (in thousands)	$870		$3,420		$4,290

	Quarter Ended March 31, 2011
	Partnership		Funds		Combined
Volume harvested (MMBF)	18.8	62%	11.5	38%	30.3
Rate/MBF	$63		$184		$109
Depletion expense (in thousands)	$1,175		$2,117		$3,292

When the percentage of harvest from the Funds’ tree farms declines, as it did from the fourth and first quarters of 2011 compared to the first quarter of 2012, the Combined depletion rate drops also to reflect the Partnership’s more pronounced harvest weighting. Variability of Fund depletion expense on a $/MBF basis between the quarters reflects weighting of harvest volume to different tree farms within the Funds, each of which has their own depletion rate.

Operating Expenses

Fee Timber operating expenses for the quarter ended March 31, 2012 were $1.2 million compared to $1.3 million and $1.5 million for the quarters ended December 31, 2011, and March 31, 2011, respectively. Operating expenses include management, silviculture and the cost of both maintaining existing roads and building temporary roads required for harvest activities for the 114,000 acres owned by the Partnership and the 61,000 acres owned by the Funds. The decrease in operating expense in the first quarter of 2012 over the fourth and first quarters of 2011 is due to a decrease in road building and maintenance which were increased during 2011 to support both current and future harvest operations. Roads are typically built one year in advance of harvest. However, it was necessary to build some roads concurrently with 2011 harvesting on portions of the newly acquired Funds’ tree farms. Combined road maintenance costs for the quarter ended March 31, 2012 were $216,000, or 18%, of Combined operating expenses compared to $604,000, or 46%, and $520,000, or 35%, of Combined operating expenses for the quarters ended December 31, 2011, and March 31, 2011, respectively.

Timberland Management & Consulting

The Timberland Management & Consulting (TM&C) segment primarily develops timberland investment portfolios on behalf of the Funds. As of March 31, 2012, the TM&C segment managed two private equity timber funds that own a total of 61,000 acres of commercial timberland in western Washington and western Oregon that were originally purchased for $150 million. Equity capital in these funds includes a $28 million co-investment by the Partnership of 20% of total fund equity capital with the remaining 80% coming from third-party investors. In addition, as of March 31, 2012 we have committed capital of $51 million for our third private equity timber fund, ORM Timber Fund III, which includes our co-investment of $7 million. We are planning on completing fund raising for this fund by June 2012 with targeted total capital commitments of $100 million. The Partnership will provide a co-investment of between 5%-10% of total committed capital in the third fund with the balance coming from third-party investors.

See Accounting Matters ~ Critical Accounting Policies and Estimates ~ Timber Fund Management Fees for more information on accounting for management fees paid by third-party investors and consolidation considerations.

Revenue and expense generated through the management of the Funds is accounted for within the TM&C segment, but accounting guidance requires us to consolidate the Funds’ financial performance into our financial statements because of the governance control the Partnership is deemed to have over the Funds. As such, all fees earned by the TM&C segment associated with managing the Funds are eliminated in our consolidated financial statements. The revenue earned from management of these Funds represents an expense to the Fee Timber segment which is also eliminated when the Funds are consolidated into the Partnership’s financial statements with the portion of those fees paid by third-party investors reflected as income in the Partnership’s Condensed Consolidated Statement of Comprehensive Income under the caption “Plus:  Comprehensive (income) loss attributable to noncontrolling interests ORM Timber Funds”. Funds I and II are owned 20% by the Partnership and, as a result, 80% of these management fees are paid by third-party investors. Fees will only be earned for management of Fund III after capital has been placed in timberland investments.

Revenue and operating loss for the TM&C segment for the quarters ended March 31, 2012 and 2011 were as follows:

(in thousands) Quarter Ended	March 31, 2012	March 31, 2011
Revenue internal	$476	$567
Intersegment eliminations	(476)	$(567)
Revenue external	$-	$-

Operating income (loss) internal	$(47)	$23
Intersegment eliminations	(337)	(453)
Operating loss external	$(384)	$(430)

Comparing Q1 2012 to Q1 2011. TM&C had no revenue for either of the first quarters in 2012 or 2011 after eliminating $476,000 and $567,000, respectively, of revenue earned from managing the Funds. The decrease in revenue eliminated resulted from a decline in management fees earned. The fees earned from managing the Funds include a variable component related to harvest volume from the Funds’ tree farms. As such, the reduction in first quarter 2012 harvest volume compared to first quarter 2011 results in a decline in management fees generated from the Funds.

Operating losses generated by the TM&C segment for the quarters ended March 31, 2012 and 2011 totaled $384,000 and $430,000, respectively, after eliminating revenue earned from managing the Funds as discussed above. The decrease in operating loss is attributable to a decrease in legal costs resulting from the creation of Fund III during 2011.

Real Estate

The Partnership’s Real Estate segment consists primarily of revenue from the sale of land within its 2,800-acre portfolio, sales of conservation easements and timberland tracts from the Partnership’s timberland portfolio, and residential and commercial property rents from our Port Gamble and Poulsbo properties. The Partnership’s Real Estate holdings are located primarily in the Washington counties of Pierce, Kitsap, and Jefferson. Land sales include the sale of unimproved land which generally consists of larger acreage sales rather than single lot sales and are normally completed with very little capital investment prior to sale. Rural residential lot sales generally require some capital improvements such as zoning, road building, or utility access improvements prior to completing the sale. Commercial and residential plat land sales represent land sold after development rights have been obtained and are generally sold with certain infrastructure improvements.

Sales of development rights can take different forms, but can reflect an outright sale of fee simple interest in conservation tracts where the Partnership retains no interest in or harvesting rights on the property post-sale as well as conservation easement sales that allow us to retain harvesting rights and other timberland management rights, but bars any future subdivision of or real estate development on the property.

Results from Real Estate operations are expected to vary significantly from year to year as we make multi-year investments in entitlements and infrastructure prior to selling entitled or developed land. Revenue and operating loss for the Real Estate segment for each of the first quarter 2012 and first quarter of 2011 are as follows:

(in thousands) Quarter Ended	Revenue	Operating loss
March 31, 2012	$299	$557
March 31, 2011	215	857

Real Estate revenue and gross margin detail for the quarters ended March 31, 2012 and 2011 is displayed in the table below:

(in thousands)
For the three months ended:
Description	Revenue	Gross margin
Rentals	297	297
Other	2	2
March 31, 2012 Total	$299	$299

Rentals	$212	$212
Other	3	3
March 31, 2011 Total	$215	$215

Comparing Q1 2012 to Q1 2011. The Real Estate segment was without land sales in the first quarters of 2011 and 2012. Notwithstanding the absence of land sales, rental activity in 2012 was boosted primarily by additional revenue from the May 2011 acquisition of a commercial office building in Poulsbo.

Cost of Sales

Cost of sales includes costs incurred in connection with land sales. In the absence of land transactions in both the first quarters of 2011 and 2012, there are no costs of sales.

Operating Expenses

Real Estate operating expenses were $856,000 for the first quarter of 2012. Real Estate operating expenses during the same period in 2011, excluding $267,000 in environmental remediation charges associated with a second and separate remediation effort completed during the third quarter of 2011 at Port Gamble, were $805,000. This 6% increase in operating expenses from 2011 to 2012, excluding the 2011 environmental remediation charges, is primarily attributable to depreciation and insurance costs related to the acquisition of the commercial building in Poulsbo and an increase in maintenance expenses related to our residential and commercial properties.

Basis in Real Estate Projects

“Land Held for Development” on our Condensed Consolidated Balance Sheets represents the Partnership’s cost basis in land that has been identified as having greater value as development property rather than as timberland. Our Real Estate segment personnel work with local officials to establish entitlements for further development of these parcels. Project costs that are clearly associated with development and construction of a real estate project are capitalized.

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

Those properties that are for sale, under contract, and for which the Partnership has an expectation they will sell within the next 12 months, are classified on our balance sheet as a current asset under “Building and Land Held for Sale”. The $1.3 million amount currently in Building and Land Held for Sale reflects our expectation of sales in 2012 of the Partnership’s current headquarters building and a 10-acre multi-family parcel from the Harbor Hill project in Gig Harbor, Washington.

Environmental Remediation

The Partnership has an accrual for estimated environmental remediation costs of $2.1 million as of March 31, 2012 and $2.2 million as of December 31, 2011. The environmental remediation liability represents estimated payments to be made to monitor and remedy certain areas in and around the millsite of Port Gamble, and at Port Ludlow, Washington.

The environmental liability at March 31, 2012 is comprised of $175,000 that the Partnership expects to expend in the next 12 months and $2.0 million thereafter. Statistical models have been used to estimate the liability and suggest a potential aggregate range of loss from zero to $4.8 million.

The Washington State Department of Ecology (DOE) is continuing to make progress toward the completion of an updated Remedial Investigation and Feasibility Study (RI/FS) related to the Port Gamble remediation site. DOE now expects issuance of a final RI/FS in the second or third quarter of 2012. Development of a clean-up action plan and consent decree, with timetables and financial arrangements for completing the remediation, would follow on the heels of achieving that milestone.

During the first quarter of 2012, tests were performed to evaluate suitability and effectiveness of a remediation method within the resort community of Port Ludlow. A draft report has been issued and circulated for comments by environmental remediation consultants and legal counsel. We will continue monitoring the site with the intent to obtain data that point toward feasibility of remedies if and when appropriate.

Activity in the environmental remediation liability is detailed as follows:

	Balances at	Additions	Expenditures
	the Beginning	to	for	Balance at
(in thousands)	of the Period	Accrual	Remediation	Period-end
Year ended December 31, 2011	$1,933	$977	$707	$2,203
Quarter ended March 31, 2012	2,203	-	65	2,138

General and Administrative (G&A)

G&A expenses for the quarters ended March 31, 2012 and 2011 were $1.2 million and $1.1 million, respectively. This increase in G&A expense in 2012 is due primarily to the intra-year timing of restricted unit grants to members of Pope MGP, Inc.’s Board of Directors. In 2012 these annual grants occurred in the first quarter, while in 2011 they occurred in the second quarter. Excluding the effect of this particular equity compensation expense, total G&A expenses declined from the first quarter of 2011 to the first quarter of 2012. This decline results from a combination of factors, including: lower incentive compensation accruals and the reduction of state and local use taxes.

Interest Income and Expense

Interest income for the quarter ended March 31, 2012 declined to $7,000 compared to $12,000 for the corresponding period of 2011. The decrease in interest income is due to significant paydowns since the first quarter of 2011 on contracts receivable related to land transactions.

Interest expense for the three-month periods ended March 31, 2012 and 2011 was $530,000 and $574,000, respectively. This decrease results from a $2.2 million reduction in weighted average quarterly borrowings on the operating line of credit in the first quarter of 2012 compared to the first quarter of 2011 coupled with an increase in patronage accrued during the first quarter of 2012 over 2011. The debt arrangement between the Partnership and Northwest Farm Credit Services (NWFCS) includes an annual rebate of a portion of interest expense paid in the prior year (patronage). This patronage program of NWFCS is a feature common to all customer loan agreements of this lender. The patronage rebate received by the Partnership for 2011 was 66 basis points. As of March 31, 2011 and 2012, quarterly interest expense was reduced by $27,000 and $54,000 due to the patronage accrual, respectively. The Partnership’s debt consists primarily of mortgage debt with fixed interest rates and an operating line of credit that uses LIBOR with a spread that ranges from 225 to 325 basis points, depending on financial covenant tests.

For the quarter ended March 31, 2012, $130,000 of interest expense was capitalized compared with $98,000 during the first quarter of 2011. The increase is due to an increase in the basis of projects where development activities are ongoing.

Income Tax

Pope Resources is a limited partnership and is therefore not subject to federal income tax. Taxable income/loss is instead reported to unitholders each year on a Form K-1 for inclusion in each unitholder’s tax return. Pope Resources does have corporate subsidiaries, however, that are subject to income tax liability and that is why a line item for such tax appears in the Condensed Consolidated Statement of Comprehensive Income.  The corporate tax-paying entities are utilized for our third-party service fee business.

The Partnership recorded a tax benefit of $36,000 for the quarter ended March 31, 2012. For the first quarter of 2011, the Partnership recorded $56,000 in tax expense.

Noncontrolling interests-ORM Timber Funds

Noncontrolling interests-ORM Timber Funds represent that 80% portion of the Funds’ net income or loss which is attributable to third-party owners of the Funds. As such, in 2011 we deducted 80% of the Funds’ income and in 2012 we added back 80% of the Funds’ losses.

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

The Partnership’s debt agreements have covenants which are measured quarterly. Among the covenants measured, is a requirement that the Partnership not exceed a maximum debt-to-total-capitalization ratio of 30%, with total capitalization calculated using fair market (vs. carrying) value of timberland, roads and timber. The Partnership is in compliance with this covenant as of March 31, 2012 and expects to remain in compliance for at least the next twelve months. As such, all long-term debt agreements are appropriately classified on the balance sheet. The Partnership has a $20.0 million operating line of credit which had $4.9 million drawn as of March 31, 2012, down slightly from $5.0 million at December 31, 2011, which reflects a $96,000 paydown during the first quarter.

Fund II has an $11 million timberland mortgage with MetLife Insurance Company. The mortgage is a non-amortizing 10-year loan with an interest rate of 4.85%. The agreement allows for, but does not require, annual principal payments of up to 10% without incurring a make-whole premium.

The $954,000 increase in cash used for the three-month periods ended March 31, 2012 to March 31, 2011 is due primarily to the following:

	Three months	Three months
	ended	ended
(in thousands)	March 31, 2012	March 31, 2011	Change
Cash provided by operations	$2,024	$7,607	$(5,583)
Investing activities
Reforestation and roads	(329)	(243)	(86)
Buildings and equipment	(43)	(158)	115
Proceeds from fixed asset sale	18	-	18
Timberland acquisition	-	(140)	140
Cash used in investing activities	(354)	(541)	187
Financing activities
Repayment of line of credit and long-term debt	(104)	(4,327)	4,223
Cash distributions to unitholders	(1,544)	(1,094)	(450)
Cash from option exercises, net	12	525	(513)
Payroll taxes paid upon restricted unit vesting	(257)	(226)	(31)
Cash distributions to fund investors, net of distributions to Partnership	(1,287)	(2,500)	1,213
Cash used in financing activities	(3,180)	(7,622)	4,442
Net decrease in cash and cash equivalents	$(1,510)	$(556)	$(954)

Cash provided by operating activities was $2.0 million for the three months ended March 31, 2012 versus $7.6 million for the corresponding period in 2011. The decrease in cash provided by operating activities primarily results from a 16 MMBF decrease in timber volume harvested in the first quarter of 2012 versus 2011’s comparable period.

Cash used in investing activities was $354,000 for the first three months of 2012 versus $541,000 for the corresponding period in 2011. The decrease in cash used in investing activities is primarily due to a small timberland acquisition for Fund II that occurred in the first quarter of 2011 that did not have a counterpart in 2012.

Cash used in financing activities was $3.2 million and $7.6 million for the first quarters of 2012 and 2011, respectively. The reduction in cash used in financing activities is attributable to a reduction in cash used to paydown the operating line of credit and a reduction in distributions from the Funds in 2012 from 2011 offset in part by higher cash distributions to unitholders and the absence in the current quarter of cash from option exercises.

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

Capital Expenditures and Commitments

Projected capital expenditures in 2012 are $3.4 million, of which $1.1 million relates to the Gig Harbor site. These expenditures could be increased or decreased as a consequence of future economic conditions. Projected capital expenditures are subject to permitting timetables and progress towards closing on specific land transactions.

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

Timber Fund Management Fees. The Partnership’s wholly owned subsidiary, ORMLLC, earns management fees related to managing the Funds. As a result, the Partnership’s consolidated financial statements, excluding the Funds, include 100% of these management fees as revenue. The stand-alone financial statements for the Funds include 100% of these management fees as expenses. The dollar amounts are the same, allowing for elimination of these two amounts in consolidation, and initially, no income impact in consolidation. However, each Fund is 80% owned by third-party investors, and, as a result, 80% of these management fees are paid by these third-party investors. The 80% of management fees paid by third-party investors flows to the Partnership’s Condensed Consolidated Statement of Comprehensive Income under the caption “Plus:  Comprehensive (income) loss attributable to noncontrolling interests ORM Timber Funds,” effectively bringing the 80% of management fees back into consolidated income of the Partnership.

Total management fees of $476,000 and $567,000 were generated in the quarters ended March 31, 2012 and 2011, respectively. To summarize the aforementioned consolidation process, these management fees were eliminated from revenue in the Partnership’s TM&C segment and from operating expenses in the Partnership’s Fee Timber segment. The 80% of management fees paid by third-party investors in the Funds were added back to consolidated income in the Condensed Consolidated Statement of Comprehensive Income under the caption “Plus:  Comprehensive (income) loss attributable to noncontrolling interests ORM Timber Funds.”

For a further discussion of our critical accounting policies and estimates see Accounting Matters in the Management Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The consolidated fixed-rate debt outstanding had a fair value of approximately $45.6 million and $46.6 million as of March 31, 2012 and December 31, 2011, respectively, based on the current interest rates for similar financial instruments. A change in the interest rate on fixed-rate debt will affect the fair value of the debt, whereas a change in the interest rate on variable-rate debt will affect interest expense and cash flows. A hypothetical 1% change in prevailing interest rates would change the fair value of the Partnership's fixed-rate long-term debt obligations by $2.6 million. We are not subject to material foreign currency risk, derivative risk, or similar uncertainties.

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

ITEM 1A. RISK FACTORS

There have been no material changes to the risk factors affecting our business, financial condition or future results from those set forth in Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2011.  However, you should carefully consider the factors discussed in such section of our Annual Report on Form 10-K, which could materially affect our business, financial condition or future results.  Additional risks and uncertainties no currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

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

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 4, 2012.

POPE RESOURCES,
A Delaware Limited Partnership

By:	POPE MGP, Inc.
Managing General Partner

By: /s/ David L. Nunes
David L. Nunes
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Thomas M. Ringo
Thomas M. Ringo
Vice President and CFO
(Principal Accounting and Financial Officer)