Form 10-Q
period 2012-06-30
POPE RESOURCES LTD PARTNERSHIP
filed 2012-08-09
CIK 784011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Partnership units outstanding at July 30, 2012: 4,411,692

Pope Resources
Index to Form 10-Q Filing
For the Quarter Ended June 30, 2012

P A R T  I – FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
Pope Resources, a Delaware Limited Partnership
June 30, 2012 and December 31, 2011
(in thousands)
	2012	2011
ASSETS
Current assets
Partnership cash and cash equivalents	$231	$249
ORM Timber Funds cash and cash equivalents	1,647	2,404
Cash and cash equivalents	1,878	2,653
Accounts receivable, net	2,443	1,876
Building and land held for sale	1,279	1,255
Current portion of contracts receivable	13	80
Prepaid expenses and other	864	853
Total current assets	6,477	6,717
Properties and equipment, at cost
Timber and roads, net of accumulated depletion
of $77,149 and $71,955	149,754	154,236
Timberland	34,130	34,130
Land held for development	28,871	28,413
Buildings and equipment, net of accumulated
depreciation of $5,892 and $6,203	5,812	6,019
Total properties and equipment, at cost	218,567	222,798
Other assets
Contracts receivable, net of current portion	297	409
Other	342	484
Total other assets	639	893
Total assets	$225,683	$230,408

LIABILITIES, PARTNERS' CAPITAL AND NONCONTROLLING INTERESTS
Current liabilities
Accounts payable	$2,150	$1,328
Accrued liabilities	2,269	3,021
Current portion of environmental remediation	833	240
Current portion of long-term debt	32	32
Deferred revenue	562	447
Other current liabilities	234	228
Total current liabilities	6,080	5,296
Long-term liabilities
Long-term debt, net of current portion	42,952	45,793
Environmental remediation	13,624	1,964
Other long-term liabilities	172	197
Partners' capital and noncontrolling interests
General partners' capital (units issued and outstanding 60 and 60)	911	1,063
Limited partners' capital (units issued and outstanding 4,293 and 4,269)	63,461	74,696
Noncontrolling interests	98,483	101,399
Total partners' capital and noncontrolling interests	162,855	177,158
Total liabilities, partners' capital, and noncontrolling interests	$225,683	$230,408

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
Pope Resources, a Delaware Limited Partnership
For the Three Months and Six Months Ended June 30, 2012 and 2011
(in thousands, except per unit data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Revenue	$17,790	$14,269	$26,594	$31,943
Cost of timber and land sold	(10,355)	(7,061)	(14,496)	(15,917)
Operating expenses	(3,081)	(2,507)	(5,510)	(5,218)
Real estate environmental remediation	(12,500)	(77)	(12,500)	(344)
General and administrative expenses	(1,004)	(1,164)	(2,168)	(2,242)
Income (loss) from operations	(9,150)	3,460	(8,080)	8,222

Other income (expense)
Interest expense	(520)	(541)	(1,050)	(1,115)
Capitalized interest	139	108	269	206
Interest income	6	10	13	22
Total other expense	(375)	(423)	(768)	(887)

Income (loss) before income taxes	(9,525)	3,037	(8,848)	7,335
Income tax expense	(170)	(83)	(134)	(139)
Net income (loss)	(9,695)	2,954	(8,982)	7,196

Plus: (Income) loss attributable to noncontrolling
interests ORM Timber Funds	400	333	893	(229)
Net income (loss) attributable to unitholders	(9,295)	3,287	(8,089)	6,967
Other comprehensive income adjustments	-	-	-	-
Comprehensive income (loss) attributable to unitholders	(9,295)	3,287	(8,089)	6,967

Allocable to general partners	$(128)	$46	$(112)	$97
Allocable to limited partners	(9,167)	3,241	(7,977)	6,870
Comprehensive income (loss) attributable to unitholders	$(9,295)	$3,287	$(8,089)	$6,967

Earnings (loss) per unit attributable to unitholders
Basic	$(2.14)	$0.73	$(1.87)	$1.55
Diluted	$(2.14)	$0.73	$(1.87)	$1.55

Weighted average units outstanding
Basic	4,351	4,329	4,348	4,318
Diluted	4,351	4,331	4,348	4,320

Distributions per unit	$0.45	$0.25	$0.80	$0.50

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Pope Resources, a Delaware Limited Partnership
Six Months Ended June 30, 2012 and 2011
(in thousands)
	2012	2011
Net income (loss)	$(8,982)	$7,196
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depletion	5,133	5,897
Timber depletion on land sale	-	150
Capitalized development activities, net of reimbursements	(482)	(493)
Equity-based compensation	519	592
Depreciation and amortization	337	351
Deferred taxes	17	43
Cost of land sold	-	89
Cash flows from changes in operating accounts
Accounts receivable, net	(567)	(273)
Contracts receivable	179	128
Prepaid expenses and other current assets	118	189
Accounts payable and accrued liabilities	70	6
Deferred revenue	115	(61)
Other current liabilities	6	51
Environmental remediation	12,253	(173)
Other long-term liabilities	(25)	(24)
Other, net	(15)	(1)
Net cash provided by operating activities	8,676	13,667

Cash flows from investing activities
Reforestation and roads	(712)	(488)
Buildings and equipment	(64)	(3,463)
Proceeds from fixed asset sale	33	-
ORM Timber Fund II, Inc. land acquisition	-	(140)
Net cash used in investing activities	(743)	(4,091)

Cash flows from financing activities
Repayment of line of credit, net	(2,824)	(4,287)
Repayment of long-term debt	(17)	(15)
Debt issuance costs	(28)	-
Proceeds from option exercises	12	516
Payroll taxes paid upon restricted unit vesting/option exercises	(300)	(226)
Cash distributions to unitholders	(3,528)	(2,191)
Cash distributions - ORM Timber Funds, net of distributions to Partnership	(2,141)	(3,312)
Capital call - ORM Timber Fund II, Inc.	118	-
Net cash used in financing activities	(8,708)	(9,515)

Net decrease in cash and cash equivalents	(775)	61
Cash and cash equivalents at beginning of period	2,653	2,423
Cash and cash equivalents at the end of the six-month period	$1,878	$2,484

See accompanying notes to condensed consolidated financial statements.

POPE RESOURCES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2012

1.
The condensed consolidated statements of position as of June 30, 2012 and December 31, 2011 and the results of operations for the three- and six-month periods ending June 30, 2012 and 2011 have been prepared by Pope Resources, A Delaware Limited Partnership (the “Partnership”), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The condensed consolidated financial statements are unaudited, but, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2011, is derived from the Partnership’s audited consolidated financial statements and notes thereto for the year ended December 31, 2011, and should be read in conjunction with such financial statements and notes. The results of operations for the interim periods are not indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2012.

2.
The financial statements in the Partnership's 2011 annual report on Form 10-K include a summary of significant accounting policies of the Partnership and should be read in conjunction with this Quarterly Report on Form 10-Q.

3.
Basic net earnings (loss) per unit are calculated by dividing net income (loss) attributable to unitholders, adjusted for non-forfeitable distributions paid out to unvested restricted unitholders and Fund II preferred shareholders, by the weighted average units outstanding during the period. Diluted net earnings (loss) per unit are calculated by dividing net income attributable to unitholders, adjusted for non-forfeitable distributions paid out to unvested restricted unitholders and Fund II preferred shareholders, by the weighted average units outstanding during the year plus additional units that would have been outstanding assuming the exercise of in-the-money unit equivalents using the treasury stock method, unless the assumed exercise is antidilutive.

The following table shows how we arrived at basic and diluted income (loss) per unit:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2012	2011	2012	2011
Net income (loss) attributable to Pope Resources' unitholders	$(9,295)	$3,287	$(8,089)	$6,967
Less:
Net income attributable to unvested restricted unitholders	(27)	(131)	(47)	(277)
Dividends paid to Fund II preferred shareholders	(4)	(4)	(8)	(8)
Net income (loss) for calculation of EPS	$(9,326)	$3,152	$(8,144)	$6,682

Weighted average units outstanding (in thousands):
Basic	4,351	4,329	4,348	4,318
Dilutive effect of unit equivalents	-	2	-	2
Diluted	4,351	4,331	4,348	4,320

Earnings (loss) per unit: Basic	$(2.14)	$0.73	$(1.87)	$1.55
Earnings (loss) per unit: Diluted	$(2.14)	$0.73	$(1.87)	$1.55

As of June 30, 2012 there were no outstanding unexercised options. Options to purchase 5,500 units at prices ranging from $10.75 to $17.40 per unit were outstanding as of June 30, 2011. There were no out-of-the money options to exclude from the calculation of dilutive unit equivalents for the quarter or six months ended June 30, 2011.

4.
In January 2012, the Partnership granted 20,350 restricted units pursuant to the management incentive compensation program. These restricted units vest ratably over four years with the grant date fair value equal to the market price on the date of grant. We recognized $275,000 and $152,000 of equity compensation expense in the first half of 2012 and 2011, respectively, related to restricted units granted pursuant to the management incentive compensation program. Simultaneous with the restricted unit grant to management, members of our Board of Directors received 6,000 restricted units in January 2012. Restricted units granted to directors are not part of the management incentive compensation program, but are included in the calculation of total equity compensation expense. These awards to directors vest 50% on the third anniversary and 50% on the fourth anniversary of the date of grant. Total equity compensation expense is recognized over the shorter of the vesting period or the period from the date of grant to the point of retirement eligibility. For the first half of 2012 and 2011, equity compensation expense was $519,000 and $592,000, respectively.

5.
Supplemental disclosure of cash flow information: interest paid, net of amounts capitalized, totaled $718,000 and $873,000 for the first six months ended June 30, 2012 and 2011, respectively. Income taxes paid were $247,000 and $33,000 for the six months ended June 30, 2012 and 2011, respectively, due to increased taxable income from the preceding year in corporate subsidiaries.

6.
The Partnership’s financial instruments include cash and cash equivalents and accounts receivable, for which the carrying amount of each represents fair value based on current market interest rates or their short-term nature. Carrying amounts of contracts receivable, although long-term, also approximate fair value.

The carrying value of the Partnership’s and Funds’ fixed-rate debt having a carrying value of $40.9 million as of June 30, 2012 and December 31, 2011 has been estimated based on current interest rates for similar instruments, Level 2 inputs in the Fair Value Hierarchy, to be approximately $46.3 million and $46.6 million, respectively.

7.
The Partnership has two general partners: Pope MGP, Inc. and Pope EGP, Inc. In total, these two entities own 60,000 partnership units. The allocation of distributions and loss between the general and limited partners is pro rata across all units outstanding.

8.
In the presentation of the Partnership’s revenue and operating income (loss) by segment all intersegment revenue and expense is eliminated to determine externally reported operating income (loss) by business segment. The tables that follow reconcile internally reported income (loss) from operations to externally reported income (loss) from operations by business segment, for the quarters and six months ended June 30, 2012 and 2011:

	Fee Timber			Timberland
Three Months Ended	Pope Resources	ORM Timber	Total Fee	Management &	Real
June 30, (in thousands)	Timber	Funds	Timber	Consulting	Estate		Other	Consolidated
2012
Revenue internal	$11,767	$5,819	$17,586	$612	$352		$-	$18,550
Eliminations	(136)	-	(136)	(612)	(12)		-	(760)
Revenue external	11,631	5,819	17,450	-	340		-	17,790

Cost of timber and land sold	(5,407)	(4,947)	(10,354)	-	(1)		-	(10,355)

Operating, general and
administrative expenses internal	(1,113)	(1,198)	(2,311)	(559)	(13,471)	*	(1,004)	(17,345)
Eliminations	12	612	624	136	-		-	760
Operating, general and
administrative expenses external	(1,101)	(586)	(1,687)	(423)	(13,471)	*	(1,004)	(16,585)

Income (loss) from operations
internal	5,247	(326)	4,921	53	(13,120)		(1,004)	(9,150)
Eliminations	(124)	612	488	(476)	(12)		-	-
Income (loss) from operations
external	$5,123	$286	$5,409	$(423)	$(13,132)		$(1,004)	$(9,150)

2011
Revenue internal	$7,144	$4,300	$11,444	$522	$2,942		$-	$14,908
Eliminations	(105)	-	(105)	(522)	(12)		-	(639)
Revenue external	7,039	4,300	11,339	-	2,930		-	14,269

Cost of timber and land sold	(3,030)	(3,687)	(6,717)	-	(344)		-	(7,061)

Operating, general and
administrative expenses internal	(942)	(900)	(1,842)	(459)	(922)	**	(1,164)	(4,387)
Eliminations	12	522	534	105	-		-	639
Operating, general and
administrative expenses external	(930)	(378)	(1,308)	(354)	(922)	**	(1,164)	(3,748)

Income (loss) from operations
internal	3,172	(287)	2,885	63	1,676		(1,164)	3,460
Eliminations	(93)	522	429	(417)	(12)		-	-
Income (loss) from operations
external	$3,079	$235	$3,314	$(354)	$1,664		$(1,164)	$3,460

*Includes $12.5 MM of environmental remediation expense
**Includes $77,000 of environmental remediation expense

	Fee Timber			Timberland
Six Months Ended	Pope Resources	ORM Timber	Total Fee	Management &	Real
June 30, (in thousands)	Timber	Funds	Timber	Consulting	Estate		Other	Consolidated
2012
Revenue internal	$18,875	$7,355	$26,230	$1,088	$663		$-	$27,981
Eliminations	(275)	-	(275)	(1,088)	(24)		-	(1,387)
Revenue external	18,600	7,355	25,955	-	639		-	26,594

Cost of timber and land sold	(8,352)	(6,143)	(14,495)	-	(1)		-	(14,496)

Operating, general and
administrative expenses internal	(1,986)	(2,002)	(3,988)	(1,082)	(14,327)	*	(2,168)	(21,565)
Eliminations	24	1,088	1,112	275	-		-	1,387
Operating, general and
administrative expenses external	(1,962)	(914)	(2,876)	(807)	(14,327)	*	(2,168)	(20,178)

Income (loss) from operations
internal	8,537	(790)	7,747	6	(13,665)		(2,168)	(8,080)
Eliminations	(251)	1,088	837	(813)	(24)		-	-
Income (loss) from operations
external	$8,286	$298	$8,584	$(807)	$(13,689)		$(2,168)	$(8,080)

2011
Revenue internal	$18,584	$10,436	$29,020	$1,089	$3,169		$-	$33,278
Eliminations	(222)	-	(222)	(1,089)	(24)		-	(1,335)
Revenue external	18,362	10,436	28,798	-	3,145		-	31,943

Cost of timber and land sold external	(7,538)	(8,035)	(15,573)	-	(344)		-	(15,917)

Operating, general and
administrative expenses internal	(2,110)	(1,790)	(3,900)	(1,003)	(1,994)	**	(2,242)	(9,139)
Eliminations	27	1,089	1,116	219	-		-	1,335
Operating, general and
administrative expenses external	(2,083)	(701)	(2,784)	(784)	(1,994)	**	(2,242)	(7,804)

Income (loss) from operations
internal	8,936	611	9,547	86	831		(2,242)	8,222
Eliminations	(195)	1,089	894	(870)	(24)		-	-
Income (loss) from operations
external	$8,741	$1,700	$10,441	$(784)	$807		$(2,242)	$8,222

*Includes $12.5 MM of environmental remediation expense
**Includes $344,000 of environmental remediation expense

9.
ORM Timber Fund I, LP (Fund I), ORM Timber Fund II, Inc. (Fund II), and ORM Timber Fund III (REIT) Inc., (Fund III, and collectively with Fund I and Fund II, the Funds) were formed by Olympic Resource Management LLC (ORMLLC), a wholly owned subsidiary of Pope Resources, for the purpose of attracting capital to purchase timberlands. The objective of these Funds is to generate a return on investments through the acquisition, management, value enhancement and sale of timberland properties. Each Fund will operate for a term of ten years from the end of the respective drawdown period, with Fund I terminating in August 2017, Fund II terminating in March 2021, and Fund III with an as-yet-undefined term because its drawdown period remains open. Fund III’s drawdown period will end at the earlier of placement of all committed capital or 3 years from the date of the final close, which was on July 31, 2012.

Pope Resources and ORMLLC together own 20% of Fund I and Fund II and will own 5% of Fund III. The Funds are consolidated into the Partnership’s financial statements based in part on ORMLLC’s controlling role as the general partner or managing member of the Funds. The Funds’ statements of operations for the quarters ended June 30, 2012 and June 30, 2011 reflect income of $286,000 and $235,000, respectively. These operating results exclude management fees paid by the Funds to ORMLLC of $612,000 and $522,000 for second quarters of 2012 and 2011, respectively, which are eliminated in consolidation. The Funds’ statements of operation for the six months ended June 30, 2012 and 2011 reflect income of $298,000 and $1.7 million, respectively. These operating results exclude management fees paid by the Funds to ORMLLC of $1.1 million in each of the six-month periods ended June 30, 2012 and 2011, respectively, which are eliminated in consolidation.

The Partnership’s consolidated balance sheet included assets and liabilities of the Funds as of June 30, 2012 and December 31, 2011, which were as follows:

(in thousands)	June 30, 2012	December 31, 2011
Assets:
Cash	$1,647	$2,404
Other current assets	1,106	546
Total current assets	2,753	2,950
Timber, timberland and roads (net of $16,794 and $13,729 of accumulated depletion in 2012 and 2011)	133,581	136,313
Other long-term assets	119	126
Total assets	$136,453	$139,389
Liabilities and equity:
Current liabilities excluding long-term debt	$1,796	$1,525
Current portion of long-term debt	32	32
Long-term debt	11,020	11,036
Total liabilities	12,848	12,593
Funds' equity	123,605	126,796
Total liabilities and equity	$136,453	$139,389

10.
The Partnership has an accrual for estimated environmental remediation costs of $14.5 million as of June 30, 2012 and $2.2 million as of December 31, 2011. The environmental remediation liability represents primarily estimated payments to be made to monitor and remedy certain areas in and around the townsite and millsite at Port Gamble, Washington, and secondarily at Port Ludlow, Washington.

The environmental liability at June 30, 2012 includes an estimate of $833,000 that management expects to expend in the next 12 months and $13.6 million thereafter. In developing its estimate of the Port Gamble environmental liability, management has employed a Monte Carlo statistical simulation model that suggests a potential aggregate range of clean-up cost from $11.9 million to $16.5 million, which corresponds to a two-standard-deviation range from the mean of possible outcomes generated by the simulation model.

In February 2011 a draft Remediation Investigation/Feasibility Study (RI/FS) was developed for Port Gamble that projected a total clean-up cost of $4.5 million. Our estimate of the Partnership’s share of this liability was slightly less than $2.0 million with the balance contributed by the other “potential liable person” (PLP) the State of Washington’s Department of Natural Resources (DNR). When the State’s environmental regulatory agency, Department of Ecology (Ecology), took this draft RI/FS out for public comment in 2011, most of the comments came from local tribes.

In June 2012, Ecology communicated to the Partnership specific components of a revised RI/FS that were beginning to crystallize and were responsive to these comments. This translated to a significantly expanded scope of the project, including larger dredge areas, more capping of underwater sediment areas, and demolition of both pilings and an old millsite wharf.  In addition, Ecology pressed the PLP’s to commit to addressing “natural resource damages” (NRD), an element of environmental law that provides for compensation to be paid as mitigation for injuries to the environment that are analogous to pain-and-suffering payments in a civil law context.

The projected cost of this significant scope expansion in the clean-up together with the layering on of NRD mitigation translates to a sizable multiple of the prior estimate for clean-up costs. As a result of this change in the scope of the clean-up and the prospect of NRD mitigation, the Partnership’s potential share of remediation costs has increased commensurately and, although the revised remediation plan has not been finalized, discussions with Ecology are far enough along that management can reasonably estimate an increase in the remediation reserve to reflect these projected costs.  The cash outflows by the Partnership to fund its share of the Port Gamble clean-up and potential related NRD mitigation will occur over a multi-year timeframe.

In conjunction with their re-examination of clean-up alternatives, Ecology successfully obtained $9 million of State funding targeted at Port Gamble, with the monies slated for acquisition of environmentally sensitive properties, rehabilitation of geoduck beds, pollution source control, habitat preservation, and clean-up sustainability. The specific apportionment of these monies between the aforementioned uses is uncertain, however, and it remains to be seen how much, if any, of these authorized funds ends up being utilized in Port Gamble. To the extent the $9 million ends up as proceeds paid to the Partnership for property acquisition, these funds will provide a meaningful liquidity source for addressing our clean-up and NRD mitigation responsibilities. Potential receipt of these funds, however, is not reflected as an offset in the $12.5 million accrual adjustment nor is it recorded as an asset.

There are also significant demolition elements of the clean-up plan such as the removal of pilings, an old wharf, and other over-water structures that represent actions we would eventually take as part of the redevelopment plan for the site. As such, the upshot of the plan with respect to these actions is primarily the acceleration of incurring costs that were eventually going to be absorbed when undertaking redevelopment and ultimate sale of the site.

Our current estimate of the Partnership’s share of Port Gamble clean-up and NRD mitigation, if any, is $14.3 million which necessitates an additional accrual at the end of Q2 2012 of $12.5 million. Consistent with the methodology we have used in the past to estimate this liability, we used a Monte Carlo simulation model to arrive at a mean value for a multi-variable set of clean-up scenarios.

In addition to the Port Gamble site, during the second quarter of 2012, management met with representatives from the Port Ludlow resort community to discuss reactions to somewhat inconclusive first quarter test results. Following that meeting, we proposed a course of action with a cost effective profile that meets the objective of cleaning up the site.  Although we are still in the midst of those discussions, we continue to closely monitor the project.  As of June 30, 2012, we have $110,000 reserved in environmental remediation for the Port Ludlow site.

11.
In July 2012, the Partnership completed the sale of its headquarters building in Poulsbo for $2.9 million.  The headquarters building and land have a cost basis of $672,000 and are reported in Building and land held for sale as of June 30, 2012.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains a number of projections and statements about our expected financial condition, operating results, and business plans and objectives. These statements reflect management’s estimates based upon our current goals, in light of management’s knowledge of existing circumstances and expectations about future developments. Statements about expectations and future performance are “forward looking statements” which describe our goals, objectives and anticipated performance. These statements are inherently uncertain, and some or all of these statements may not come to pass. Accordingly, you should not interpret these statements as promises that we will perform at a given level or that we will take any or all of the actions we currently expect to take. Our future actions, as well as our actual performance, will vary from our current expectations, and under various circumstances these variations may be material and adverse. Some of the factors that may cause our actual operating results and financial condition to fall short of our expectations are set forth in the part of this report entitled “Risk Factors” in PART II, ITEM 1A below. Some of the issues that may have an adverse and material impact on our business, operating results and financial condition include economic conditions that affect consumer demand for our products and the prices we receive for them both domestically and overseas, particularly in certain parts of Asia; our ability to estimate accurately the environmental and other liabilities associated with our assets and operations; government regulation that affects our ability to access our timberlands and harvest logs from those lands; the implications of significant indirect sales to overseas customers, including currency translation, regulatory and tax matters; the effect of financial market conditions on our investment portfolio and related liquidity; environmental and land use regulations that limit our ability to harvest timber and develop property; access to debt financing by our customers as well as ourselves; our ability to consummate proposed or contracted transactions in a manner that will yield revenues; the impacts of climate change and natural disasters on our timberlands and on surrounding areas; and the potential impacts of fluctuations in foreign currency exchange rates as they affect demand for our products and customers’ ability to pay. From time to time we identify other risks and uncertainties in our other filings with the Securities and Exchange Commission. The forward-looking statements in this report reflect our estimates as of the date of the report, and we cannot undertake to update these statements as our business operations and environment change.

This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included with this report.

EXECUTIVE OVERVIEW

Pope Resources, A Delaware Limited Partnership (“we” or the “Partnership”), is engaged in three primary businesses. The first, and by far most significant segment in terms of owned assets and operations, is the Fee Timber segment. This segment includes timberlands owned directly by the Partnership and operations of the three private equity funds (“Funds”). When we refer to the timberland owned by the Partnership, we describe it as the Partnership’s tree farms. We refer to timberland owned by the Funds as the Funds’ tree farms. When referring collectively to the Partnership’s and Funds’ timberland we will refer to them as the Combined tree farms. Operations in this segment consist of growing timber to be harvested as logs for sale to export brokers and domestic manufacturers. The second most significant business in terms of total assets owned is the development and sale of real estate. Real Estate activities primarily take the form of securing permits, entitlements, and, in some cases, installing infrastructure for raw land development and then realizing that land’s value by selling larger parcels to buyers who will take the land further up the value chain, either to home buyers or to operators and lessors of commercial property. Since these land projects span multiple years, the Real Estate segment may incur losses for multiple years while a project is developed, and will not recognize operating income until that project is sold. In addition, within this segment we sometimes negotiate and sell conservation easements (CE’s) on Fee Timber properties to preclude future development. Our third business, which we refer to as Timberland Management & Consulting, or “TM&C,” is raising and investing capital from third parties and the Partnership for private equity timber funds, and thereafter managing those funds for the benefit of all investors.

Our current strategy for adding timberland acreage is centered on our private equity timber fund business model, which consists of raising investment capital from third-party investors and investing that capital, along with our own co-investment, into new timberland properties. We have closed and invested capital from two timber funds, with assets under management now totaling $171 million. Our 20% co-investments in Funds I and II, and our 5% co-investment in Fund III, which collectively totaled $28 million as of June 30, 2012, afford us a share of the Funds’ operating cash flows while also allowing us to earn asset management and timberland management fees as well as incentive fees based upon the overall success of each fund. Management also believes that this strategy allows us to maintain more sophisticated expertise in timberland acquisition, valuation, and management than could be cost-effectively maintained for the Partnership’s timberlands alone. We believe our co-investment strategy also boosts our credibility with existing and prospective investors by demonstrating that we have both an operational as well as a financial commitment to the Funds’ successes.

We have closed on $180 million of committed capital for Fund III, $9 million of which represents our co-investment. The Funds are consolidated into our financial statements with the income attributable to equity owned by third parties reflected in our Condensed Consolidated Statements of Comprehensive Income under the caption “Net (income) loss attributable to noncontrolling interests-ORM Timber Funds.”

Land held for sale in western Washington by our Real Estate segment represents property that has been deemed suitable for residential and commercial building sites. The markets for these resources have recently suffered along with regional and national markets, producing a decline in our sales. The challenge for our Real Estate segment centers around how and when to “harvest” a parcel of land and capture the optimum value increment by selling the property, balancing the long-term risks and costs of carrying and developing a property against the potential for income and positive cash flows upon sale.

We have entered into a purchase and sale agreement with two large merchant builders to acquire a combined 79 lots within our Harbor Hill project in Gig Harbor, Washington.  We expect the first lot takedown to occur in either fourth quarter of 2012 or first quarter of 2013.  Consistent with accounting guidelines, revenue will be recognized on this transaction once it is earned and we concluded we have no material continuing involvement or obligation to the purchaser.

Revenue increased from the second quarter of 2011 to the second quarter of 2012 on a 61% increase in log sale volume, offset by a 9% decline in average log price. Revenue was also aided by a 4.4 million board feet (MMBF) timber deed sale, a transaction in which we sell rights to harvest timber on our timberlands rather than harvesting and selling logs directly. The timber deed sale closed in the second quarter and yielded revenues of $1.0 million from the Partnership’s Hood Canal tree farm. Income is down due to a charge to the environmental remediation accrual, which occurs because of a change in scope and extent of the required cleanup at Port Gamble. This accrual and the related Clean-up Action Plan and Consent Decree are discussed later in this report. High log inventories in China have shown signs of decline, however demand is still lukewarm and prices have remained low. High inventories in China, low log prices, and elevated trans-ocean fuel and freight rates continue to dampen the log flow to China. We harvested 35 MMBF in the second quarter of 2012, which included the 4.4 MMBF timber deed sale, compared to 14 MMBF in the first quarter of 2012 and 19 MMBF in the second quarter of 2011. Realized log prices declined $27/MBF, or 5%, from the first to the second quarter of 2012 and $50/MBF, or 9%, from the second quarter of 2011 to the second quarter of 2012. For the six months ended June 30, 2012 and 2011, we harvested 49 MMBF. The 2012 year-to-date volume includes the 4.4 MMBF timber deed sale. Realized log prices during the six months ended June 30, 2012 declined $30/MBF, or 5%, from the same six-month period in 2011. We expect our harvest volume for the full year 2012 to be between 78 and 82 MMBF, with the final total depending on the strength or weakness of log markets. This harvest volume total includes the aforementioned 4.4 MMBF timber deed sale.

RESULTS OF OPERATIONS

The following table reconciles and compares key revenue and cost elements that impacted our net income for the respective quarter and year-to-date periods ended June 30, 2012 and June 30, 2011. In addition to the table’s numerical analysis, the explanatory text that follows the table describes certain of these changes by business segment.

		Six Months
	Quarter Ended	Ended
	June 30,	June 30,
(in thousands)	Total	Total
Net income (loss) attributable to Pope Resources' unitholders:
2012 period	$(9,295)	$(8,089)
2011 period	3,287	6,967
Variance	$(12,582)	$(15,056)
Detail of variance:
Fee Timber
Log volumes (A)	$6,623	$(2,295)
Log price realizations (B)	(1,510)	(1,583)
Stumpage sales	1,026	1,026
Production costs	(2,495)	281
Depletion	(1,142)	764
Other Fee Timber	(407)	(50)
Timberland Management & Consulting
Other Timberland Management & Consulting	(69)	(23)
Real Estate
Land and conservation easement sales	(2,308)	(2,308)
Timber depletion on land sale	150	150
Other Real Estate	(215)	(182)
Environmental remediation costs	(12,423)	(12,156)
General & administrative costs	160	74
Net interest expense	48	119
Other (taxes and noncontrolling interest)	(20)	1,127
Total variances	$(12,582)	$(15,056)

(A) Volume variance calculated by extending change in sales volume by the average log sales price for the comparison period.
(B) Price variance calculated by extending the change in average realized price by current period sales volume.

Fee Timber

Fee Timber results include operations from 114,000 acres of timberland owned by the Partnership and 61,000 acres of timberland owned by the Funds. Fee Timber revenue is earned primarily from the harvest and sale of logs from these timberlands which are located in western Washington and northwestern Oregon and, to a lesser extent, from the ground leases for cellular communication towers, gravel mines and quarries, together with the sale of other resources from our timberlands. Our Fee Timber revenue is driven primarily by the volume of timber harvested and the average log price realized on the sale of that harvested timber. Our volume harvested is typically based on manufactured log sales to customers or exporters. However, during the second quarter of 2012, we sold rights to harvest timber (timber deed sale) from the Hood Canal Tree Farm. The metrics used to calculate volumes sold and average price realized during the reporting period exclude the timber deed sale, except where called out as including it. Harvest volumes are generally expressed in million board feet (MMBF) increments and harvest revenue and related costs are generally expressed in terms of revenue or cost per thousand board feet (MBF). Fee Timber expenses, which consist predominantly of harvest, hauling, and depletion costs, vary directly and roughly proportionately with harvest volume and the resulting revenues. Revenue and costs related to harvest activities on timberland owned by the Funds are consolidated into this discussion of operations.

When discussing our Fee Timber operations, we compare current results to both the previous quarter and the corresponding quarter of the prior year, as well as current year-to-date results to the prior year-to-date results. These comparisons provide an opportunity to note trends in log prices and patterns of harvest volumes that affect Fee Timber operating results. Revenue and operating income for the Fee Timber segment for the quarters ended June 30, 2012, March 31, 2012, and June 30, 2011 were as follows:

(in millions) Quarter ended	Log Sale Revenue	Mineral, Cell Tower & Other Revenue	Total Fee Timber Revenue	Operating Income	Harvest Volume (MMBF)
Partnership tree farms	$10.3	$1.3	$11.6	$5.1	18.8
Funds' tree farms	5.8	-	5.8	0.3	11.4
Total Fee Timber June 30, 2012	$16.1	$1.3	$17.4	$5.4	30.2

Partnership tree farms	$6.6	$0.4	$7.0	$3.2	11.7
Funds' tree farms	1.5	-	1.5	-	2.8
Total Fee Timber March 31, 2012	$8.1	$0.4	$8.5	$3.2	14.5

Partnership tree farms	$6.6	$0.4	$7.0	$3.1	11.0
Funds' tree farms	4.3	-	4.3	0.2	7.8
Total Fee Timber June 30, 2011	$10.9	$0.4	$11.3	$3.3	18.8

Comparing Q2 2012 to Q1 2012. Fee Timber revenue doubled from $8.5 million in the first quarter of 2012 to $17.4 million in the second quarter of 2012 primarily as a result of doubling harvest volume in the second quarter, only slightly offset by a decline of $27/MBF, or 5%, in realized log prices. The revenue increase was also aided by a 4.4 MMBF timber deed sale during the second quarter of 2012, which appears in the table above in the Mineral, Cell Tower, & Other Revenue column. The harvest volume increase reflects a focus on maximizing net stumpage values by selling to specific domestic sawmills rather than to a lackluster export market. The selected domestic customers were geographically situated in a way that allowed a reduction of haul costs and, in some cases, had specialty markets for Japanese lumber that allowed a higher delivered log price.

Operating income for the second quarter of 2012 increased by $2.2 million, or 69%, from first quarter 2012 results. Income increased as a result of the lift in harvest volume and profit of $765,000 from the timber deed sale, offset by a heavier mix of total harvest from the Timber Funds, which carry a higher depletion expense per MBF. Income was also offset by a 42% increase in operating expenses from the first quarter, a result of road expenses which were elevated from the first quarter of 2012 to prepare and maintain tree farms for harvesting.

The Funds nearly tripled revenue during the second quarter of 2012, generating $5.8 million during the second quarter compared with revenue of $1.5 million in the first quarter of 2012. The increase was driven by a fourfold harvest volume lift from nearly 3 MMBF in the first quarter of 2012 to over 11 MMBF in the second quarter of 2012. This increase in harvest volume also explained the rise in Fund operating income from $12,000 during the first quarter of 2012 to $286,000 during the second quarter of 2012. However, with higher depletion expense per MBF, the added harvest from the Timber Funds did not translate into significantly higher operating income.

Comparing Q2 2012 to Q2 2011. A 60% increase in harvest volume from the second quarter of 2011 to the second quarter of 2012 served to lift Fee Timber revenue by $6.1 million, or 54%, over the comparable period in the prior year, partially offset by a $50/MBF, or 9%, reduction in average realized log price during 2012. Operating income for the second quarter of 2012 rose $2.1 million, or 63%, over same period in 2011 due to the rise in harvest volume, the second quarter 2012 timber deed sale, and a slightly lower mix of harvest from the Timber Funds, which carry higher depletion expense per MBF.

Second quarter 2012 Fund revenue rose 35% to $5.8 million from $4.3 million for the same quarter in 2011 on a nearly 4 MMBF, or 46%, jump in harvest volume. Operating income for the period rose more modestly from $235,000 in 2011 to $286,000 in 2012 as a result of higher operating costs to prepare roads for harvesting.

Revenue and operating income for the Fee Timber segment for year-to-date periods ended June 30, 2012 and June 30, 2011 were as follows:

(in millions) Six Months Ended	Log Sale Revenue	Mineral, Cell Tower & Other Revenue	Total Fee Timber Revenue	Operating Income	Harvest Volume (MMBF)
Pope Resources Timber	$16.9	$1.7	$18.6	$8.3	30.5
Timber Funds	7.3	-	7.3	0.3	14.2
Total Fee Timber June 30, 2012	$24.2	$1.7	$25.9	$8.6	44.7

Pope Resources Timber	$17.7	$0.7	$18.4	$8.7	29.9
Timber Funds	10.4	-	10.4	1.7	19.2
Total Fee Timber June 30, 2011	$28.1	$0.7	$28.8	$10.4	49.1

Comparing YTD 2012 to YTD 2011. Fee Timber revenue for the first half of 2012 declined by $2.9 million, or 10%, over the comparable period in 2011. Absence of a strong Chinese log export market and weakening in prices in 2012 are primarily responsible for the decline in log prices and also served to pull down operating income $1.8 million, or 18%, from 2011 to 2012.  Operating income would have been further reduced without the lower mix of harvest from the Timber Funds, which carry a higher depletion expense and therefore lower operating income margin.

Log Volume

We harvested the following log volumes by species from the Combined tree farms, exclusive of the aforementioned 4.4 MMBF timber deed sale, for the quarters ended June 30, 2012, March 31, 2012, and June 30, 2011:

Volume (in MMBF)		Quarter Ended
Sawlogs		Jun-12	% Total	Mar-12	% Total	Jun-11	% Total
	Douglas-fir	19.3	64%	11.1	77%	10.1	54%
	Whitewood	5.8	19%	0.9	6%	5.1	27%
	Cedar	0.3	1%	0.1	1%	0.3	1%
	Hardwood	1.1	4%	0.4	2%	0.5	3%
Pulpwood
	All Species	3.7	12%	2.0	14%	2.8	15%
Total		30.2	100%	14.5	100%	18.8	100%

Comparing Q2 2012 to Q1 2012. Harvest volume more than doubled from the first to the second quarter of 2012. The increase reflects a seasonal bump in harvest volume as wood in higher elevations is more readily accessible in the spring and early summer. This increase was more pronounced for us than usual due to withholding even low-elevation harvest in response to lukewarm early-2012 demand from the China export log market. Douglas-fir harvest volume, as a percent of overall harvest, declined from the first to the second quarter of 2012 due to bringing the Funds’ tree farms online and this contributed to a $16/MBF, or 3%, drop in average realized log price. Harvest from the Funds’ tree farms increased from 19% of first quarter volume to 33% of second quarter volume. The Funds’ tree farms are heavier to whitewood than the Partnership tree farms and, as such, whitewood volume increased from 6% to 19% of the total second quarter harvest mix with a $14/MBF, or 3%, increase in average log price.

Comparing Q2 2012 to Q2 2011. Harvest volumes were up more than 11 MMBF, or 60%, from the second quarter of 2011 to the same period in 2012. The increase reflects decisions in 2011 to heavily front-load 2011 harvest to take advantage of a then-burgeoning China export log market coupled with unusually late winter conditions which prevented access to planned harvest units in the second quarter. These first quarter 2011 influences led to decreased second quarter 2011 harvest activities relative to the second quarter of 2012. The mix of volume coming from the Partnership’s and Funds’ tree farms was 59% and 41% in 2011, respectively, compared with 67% and 33% in 2012. This small shift in tree farm mix contributed to an overall decline in the relative percentage of whitewood harvest volume from 27% in 2011 to 19% in 2012. The shift is also responsible for increasing Douglas-fir harvest volumes from 54% of second quarter 2011 harvest volume to 64% of second quarter 2012 harvest volume. There was a slight decline in Pulpwood volumes from 15% of second quarter 2011 harvest to 12% of second quarter 2012 harvest due primarily to the mix of the stands harvested in the second quarter of 2012. Pulpwood prices declined 17% quarter-over-quarter as result of the closure of a major regional pulp mill, which served to increase pulpwood inventories and drive down prices. Additionally, sawmills, the low cost supplier preference of pulp mills, continue to gradually increase production, thus further suppressing the demand for, and weakening prices of, chips from whole logs.

Comparing YTD 2012 to YTD 2011. We harvested the following log volumes by species from the Combined tree farms, exclusive of the aforementioned 4.4 MMBF timber deed sale, for the six months ended June 30, 2012 and June 30, 2011:

Volume (in MMBF)		Six Months Ended
Sawlogs		Jun-12	% Total	Jun-11	% Total
	Douglas-fir	30.4	68%	29.3	60%
	Whitewood	6.7	15%	11.6	23%
	Cedar	0.4	1%	0.8	2%
	Hardwood	1.5	3%	1.1	2%
Pulpwood
	All Species	5.7	13%	6.3	13%
Total		44.7	100%	49.1	100%

Harvest volumes declined 4 MMBF, or 9%, in the first six months of 2012 over the same period in 2011, with substantially all of this decrease attributable to a decline in 2012 harvest from the Funds. Harvest from the Funds dropped 5 MMBF, or 26%, from 19 MMBF to 14 MMBF in 2011 and 2012, respectively. Harvest from the Partnership tree farms increased 1 MMBF, or 2%, from 30 MMBF to 31 MMBF in 2011 and 2012, respectively. This shift in harvest volume mix from 2011 to 2012 reflects particularly a change in the whitewood export log market at Astoria, Oregon where, in its incipient stage in 2011, the China market paid a very large premium for otherwise lower-valued domestic and even pulpwood whitewood logs. This situation did not re-develop in 2012, and whitewood prices in the geographies of our Funds reflected low export demand and relatively weak local domestic prices as well. This is reflected in the decline of whitewood harvest volumes from 23% of the 2011 mix to 15% of the 2012 mix and a corresponding increase in Douglas-fir volumes from 60% in 2011 to 68% in 2012. Pulpwood volumes remained static, as a relative portion of 2011 and 2012 harvest volume.

Log Prices

Logs from the Combined tree farms serve a number of different domestic and export markets, with domestic mills historically representing our largest market destination. This customer mix shifted, however, in the fourth quarter of 2010 when logs destined for export markets represented the largest share of our total log sales, driven by the China export log market accepting a lower quality product than what has traditionally defined an export log. As a result, significant volumes that theretofore would have been sold to domestic mills instead flowed to the China market beginning with 2010 when our export mix surged to 33% and peaked at 45% in 2011. From 2010 through the third quarter of 2011, the relative strength of the China export market was a driving force for much of our log pricing. This shifted during the fourth quarter of 2011 when oversupply abruptly reduced demand from China and we reacted by tying up contracts with domestic mills that extended into the first quarter of 2012. In the first quarter of 2012 most of our export volume was comprised of higher-value Douglas-fir logs going to Japan. This mix, however, shifted once again during the second quarter of 2012 with improved lumber demand from higher housing starts and a situation where we responded with sales to a limited number of domestic mills for high-grade Douglas-fir logs suitable for milling high-value Japanese lumber grades. This shift allowed us to realize equivalent delivered log prices while generating shorter hauls and thus a higher net log realization. This resulted in a compression of spreads between realized export and domestic log prices (hardwood data is excluded from domestic data when calculating export to domestic spreads), which decreased from $67/MBF, or 12%, during the first quarter of 2012 and $89/MBF, or 16%, during the second quarter of 2011, to $6/MBF, or 1%, in the second quarter of 2012. The spread between the export and domestic log prices of $69/MBF, or 12%, in the first half of 2011 dropped to $36/MBF, or 6%, in the first six months of 2012.

We realized the following log prices by species for the quarters ended June 30, 2012, March 31, 2012, and June 30, 2011:

		Quarter Ended
		Jun-12	Mar-12	Jun-11
Average price realizations (per MBF):
Sawlogs
	Douglas-fir	$571	$587	$640
	Whitewood	500	486	557
	Cedar	1,037	953	921
	Hardwood	598	585	556
Pulpwood	All Species	323	418	387
Overall		532	559	582

The following table compares the dollar and percentage change in log prices from the first quarter of 2012 and the second quarter of 2011 to the second quarter of 2012:

		Change to June 2012
		Mar-12		Jun-11
		$/MBF	%	$/MBF	%
Sawlogs	Douglas-fir	$(16)	-3%	$(69)	-11%
	Whitewood	14	3%	(57)	-10%
	Cedar	84	9%	116	13%
	Hardwood	13	2%	42	8%
Pulpwood	All Species	(95)	-23%	(64)	-17%
Overall		(27)	-5%	(50)	-9%

Overall log prices in the second quarter of 2012 are off from both the first quarter of 2012 and the second quarter of 2011. The decline from the first quarter of 2012 to the second quarter 2012 is driven primarily by the drop in Douglas-fir and pulpwood prices during the second quarter. The decline from the second quarter of 2011 to the second quarter of 2012 is attributable, in part, to the declines in Douglas-fir and whitewood, which were exacerbated by the pulpwood price decline during 2012.

The following table compares the dollar and percentage change in log prices between the first six months of 2012 and the first six months of 2011:

		Six Months Ended
		Jun-12			Jun-11
			∆ from Jun-12 to Jun-11
			$/MBF	%
Sawlogs	Douglas-fir	$577	$(38)	-6%	$615
	Whitewood	498	(48)	-9%	546
	Cedar	1,014	37	4%	977
	Hardwood	595	71	14%	524
Pulpwood	All Species	356	(16)	-4%	372
Overall		541	(30)	-5%	571

Overall log prices are down $30/MBF, or 5%, in 2012 from 2011. The decline is attributable to declines in Douglas-fir, whitewood, and pulpwood and offset slightly by a $71/MBF, or 14%, increase in hardwood as discussed below.

Douglas-fir: Douglas-fir is noted for its structural characteristics that make it generally preferable to other softwoods for the production of construction grade lumber and plywood. Demand and price for Douglas-fir sawlogs have historically been very dependent upon the level of new home construction in the U.S. The direct link between Douglas-fir sawlog prices and domestic housing starts was less pronounced with the housing crash in 2008, but the effect was offset in 2011 by demand from the export market in China. There has been continued softness in this export market to China during the second quarter of 2012, offset by an increase in demand associated with a gradual improvement in housing starts as well by some domestic mills which were milling logs into lumber for the Japan market. These factors served to reduce the average price realized on Douglas-fir logs by $16/MBF, or 3%, in the current quarter compared to the first quarter of 2012 and $69/MBF, or 11%, when comparing the second quarter of 2012 to the same period in 2011. Similarly, the realized price decreased $38/MBF, or 6%, from the first half of 2011 to the first half of 2012.

Whitewood: “Whitewood” is a term used to describe several softwood species, but for us primarily refers to western hemlock. Though generally considered to be of a lower quality than Douglas-fir, these logs are also used for manufacturing construction grade lumber. Historically, there has been a modest export market for whitewood logs, with most of this volume going to Korea. This changed beginning in 2010 as the China log export market demonstrated an appetite for softwood logs with little apparent regard or discrimination as to species. During 2010 and 2011, to the extent we were able to access whitewood stands, we harvested this species preferentially to take advantage of its higher relative price lift resulting from surging export demand. This strategy benefitted the Funds’ tree farms more than the Partnership tree farms because the former contain a higher proportion of whitewood, while the Partnership’s whitewood stands tend to be at higher elevations and not easily accessible during winter. The substantial pullback in the China market in 2012 served to bring whitewood prices down during the second quarter of 2012 by $57/MBF, or 10%, compared to the same period in 2011 and $48/MBF, or 9%, when comparing the first half of 2012 to the first half of 2011. Some spot export markets for whitewood during the second quarter of 2012 helped lift prices modestly by $14/MBF, or 3%, compared to the first quarter of 2012.

Cedar: Cedar is a minor component in most upland timber stands and is generally used for outdoor applications such as fencing, siding and decking. Although there is a link between demand for these products and housing starts, this link is not as strong as with most other softwood species. Cedar prices experienced a seasonal uptick of $84/MBF, or 9%, from the first quarter of 2012 to second quarter of 2012 and $116/MBF, or 13%, from the second quarter of 2011 to the second quarter of 2012. Cedar prices increased by $37/MBF, or 4%, from the first half of 2011 to the first half of 2012.

Hardwood: “Hardwood” can refer to many different species, but on our tree farms primarily consists of red alder. The local mills that process red alder sawlogs are using the resource to manufacture lumber for use in furniture and cabinet construction. Hardwood prices have experienced a gradual increase over the past several years, from $446 in 2009 up to $598 in the second quarter of 2012, with peaks and dips in between. This increasing price trend is due to mill consolidations and shutdowns, leaving the most efficient mills in operation. As such, hardwood prices are up $13/MBF, or 2%, and $42/MBF, or 8%, from the first quarter of 2012 and the second quarter of 2011, respectively. Hardwood prices increased $71/MBF, or 14%, from the same period in 2011, when many mills struggled to operate at a profit and were unwilling to pay much for alder, bringing hardwood prices down.

Pulpwood: Pulpwood is a lower quality conifer or hardwood log unsuitable for the manufacture of lumber but having value when manufactured into wood chips that are sold to the pulp and paper industry. Sawmills typically provide the bulk of the chips used by pulp mills, as they are a low cost product from the waste stream of the sawmill requiring minimal manufacturing cost and handling. The pulpwood log market has enjoyed relative strength in recent years as a direct result of sawmills taking significant downtime in response to the slowdown in housing starts, thus depriving pulp mills of their traditionally preferred, lowest cost source of raw material. However, the closure of a major regional pulp mill served to create excess pulpwood inventory and weaken demand. Additionally, sawmills gradually increasing production helped to push down the demand for and, thus the price, of pulpwood logs sold directly to pulp mills as a primary alternative raw material source. For the quarter ended June 30, 2012, pulpwood prices were down $95/MBF, or 23%, and $64/MBF, or 17%, over the first quarter of 2012 and the second quarter of 2011, respectively. For the six months ended June 30, 2012, pulpwood prices were down $16/MBF, or 4%, over the same period in 2011.

Customers

We have explained the shift in the export market for our logs from Japan to China and Korea and how this has created pricing pressure on our domestic customers. The recent oversupply of Pacific Northwest logs in China coupled with an increase in freight costs has slowed demand and decreased pricing to the export markets in China and Korea. As a result, we chose to divert logs to domestic mills and take advantage of spot export markets, both of which were markets that showed increased appetite for our logs and were willing to pay higher prices than China and Korea.

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

The table below categorizes timber and, in the case of timber deed sales, logs sold by customer type for the quarters ended June 30, 2012, March 31, 2012, and June 30, 2011:

	Q2 2012			Q1 2012			Q2 2011
	Volume			Volume			Volume
Desintation	MMBF	%	Price	MMBF	%	Price	MMBF	%	Price
Export brokers	4.7	16%	$565	7.3	50%	$609	10.8	57%	$645
Domestic mills	21.8	72%	561	5.2	36%	545	5.2	28%	556
Pulpwood	3.7	12%	323	2.0	14%	418	2.8	15%	387
Subtotal	30.2	100%	532	14.5	100%	559	18.8	100%	582
Timber deed sale	4.4		$231	-		$-	-		$-
Total	34.6			14.5			18.8

Comparing Q2 2012 to Q1 2012. Volume sold to the export market declined to 16% of the second quarter volume compared to 50% of the first quarter volume. The loss in volume was picked up by the domestic market which increased from 36% of the first quarter volume to 72% of the second quarter volume. The export brokers gave up $44/MBF, or 7%, in price while prices paid by domestic markets increased $16/MBF, or 3%. Weak export markets were offset by strength in a local domestic market, driven by modest improvements in housing starts and mills manufacturing wood for the Japanese lumber market. This domestic niche market sought high-grade tight-grained Douglas-fir that is available on our Partnership tree farms. As such, our lower-grade export log volume was sold to the export market whereas our high-grade export product was sold to the domestic market, ultimately bound for Japan as lumber. Our sales to the pulpwood market declined from 14% of first quarter 2012 volume to 12% of second quarter 2012 volume which was beneficial given the drop in price of $95/MBF, or 23%. Overall realized log prices declined $27/MBF, or 5%, from the first to the second quarter of 2012.

During the second quarter of 2012, we also closed on the sale of a timber deed for 4.4 MMBF of stumpage, yielding $231/MBF, to a third-party buyer through a bid process. The sale allows the purchaser to harvest from a discrete area on one of the Partnership’s tree farms until September 2013. In order to make a meaningful comparison of the stumpage price realized from the timber deed sale to prices realized from other destinations in the above table, estimated costs must be added back to the timber deed sale. We estimate costs to harvest the 4.4 MMBF to be approximately $320/MBF thereby equating to an estimated delivered log price of $551/MBF. The timber deed sale had no counterpart in the first quarter of 2012.

Comparing Q2 2012 to Q2 2011. Volume sold to export brokers as a percentage of total harvest declined to 16% in Q2 2012 from 57% for the comparable period in the prior year with an $80/MBF, or 12%, decline in prices paid. In contrast, volumes sold to domestic mills increased to 72% of total sales in the second quarter of 2012 compared to 28% of second quarter 2011’s total, with a slight increase in prices paid by domestic mills of $5/MBF, or less than 1%. As mentioned above, weak export markets in 2012 were offset by gradual improvement in domestic lumber markets as a result of improved housing starts and strength in a local domestic market that was milling wood for the Japanese lumber market. Pulpwood volumes decreased from 15% of second quarter 2011 volume to 12% of second quarter 2012 volume with a $64/MBF, or 17%, decrease in price. Overall average log prices declined $50/MBF, or 9%, in the second quarter of 2012 from the same period in 2011. Local pulpwood markets were negatively impacted in 2012 by the closure of a regional pulp mill, thereby creating excess pulpwood inventories and driving down prices. The pulpwood market has also softened as sawmills have gradually increased production and thus provided pulp mills a low cost alternative to pulpwood.

During the second quarter of 2012, the 4.4 MMBF timber deed sale to a third-party purchaser had no counterpart in the second quarter of 2011. The stumpage sale yielded $231/MBF. In order to make a meaningful comparison of the stumpage price realized from the timber deed sale to delivered log prices realized from other destinations in the above table, estimated logging, hauling, and harvest excise tax costs must be added back to the timber deed sale. We estimate costs to harvest the 4.4 MMBF to be approximately $320/MBF thereby equating to an estimated delivered log price of $551/MBF. The timber deed sale had no counterpart in the second quarter of 2011.

The table below categorizes timber and, in the case of timber deed sales, logs sold by customer type for the year-to-date periods ended June 30, 2012 and June 30, 2011:

	Six Months Ended
	30-Jun-12			30-Jun-11
	Volume			Volume
Destination	MBF	%	Price	MBF	%	Price
Export brokers	12.0	27%	$592	27.2	55%	$627
Domestic mills	27.0	60%	558	15.6	32%	555
Pulpwood	5.7	13%	356	6.3	13%	372
Subtotal	44.7	100%	541	49.1	100%	571

Timber deed sale	4.4		$231	-		$-
Total	49.1			49.1

Comparing YTD 2012 to YTD 2011. Export brokers purchased 27% of total year-to-date volume compared with 55% during the same period in 2011. The loss of volume was made up entirely by the domestic mills that purchased 60% of the 2012 volume versus 32% of the 2011 volume. This was due to a weaker Chinese export log market with far less demand in 2012 than the same period in 2011 and a $35/MBF, or 6%, decline in prices paid. The domestic market consumed more logs as a result of gradually improving housing starts as well as much of the wood typically bound for export markets, resulting in a slight $3/MBF log price increase from 2011 to 2012. These market dynamics led to a $30/MBF, or 5%, decline in prices paid from 2011 to 2012.

Cost of Sales

Cost of sales for the Fee Timber segment consists of harvest, haul, and harvest excise tax costs along with depletion expense. Harvest excise costs in Washington state are based on a 5% tax on net stumpage value, as determined by the State using an estimation of historical stumpage values.  Oregon currently charges a harvest excise tax based on harvest volume; the rate is approximately $4/MBF.  These costs all vary directly with actual harvest volume. Harvest costs will vary by terrain, with steeper slopes requiring more expensive cable systems with a high labor component, while more moderate slopes can be harvested with mechanized equipment and lower relative costs. Harvest and haul costs represent the direct cost incurred to convert trees into logs and deliver those logs to the point of sale. Depletion expense represents the cost of acquiring or growing the harvested timber. The applicable depletion rate is derived by dividing the aggregate cost of merchantable stands of timber (age 35 and older), together with capitalized road expenditures, by the estimated volume of merchantable timber available for harvest at the beginning of that year. The depletion rate is applied to the volume harvested in a given period to calculate depletion expense for that period. Because of the relatively recent acquisition dates, and thus relatively higher acquisition costs, of the Funds’ tree farms, the depletion rates associated with harvests from those properties are considerably higher than for harvests from the Partnership’s tree farms. Partnership depletion consists primarily of historical timber cost that has been owned by the Partnership for many decades, as well as the Columbia tree farm property that was acquired in 2001.

Fee Timber cost of sales for the quarters ended June 30, 2012, March 31, 2012, and June 30, 2011, respectively, was as follows, with the first table expressing these costs in total dollars and the second table expressing the costs on a per unit of production basis:

(in millions) Quarter Ended	Harvest, Haul and Other	Depletion	Total Cost of Sales	Harvest Volume (MMBF) *
Jun-12	$6.7	$3.7	$10.4	34.6
Mar-12	2.7	1.4	4.1	14.5
Jun-11	4.1	2.6	6.7	18.8

(amounts per MBF) Quarter Ended	Harvest, Haul and Other	Depletion	Total Cost of Sales
Jun-12	$191	$108	$300
Mar-12	190	96	286
Jun-11	218	138	356

*Volume includes 4.4 MMBF from timber deed sale

Comparing Q2 2012 to Q1 2012. Cost of sales increased $6.3 million, or 154%, from the first to the second quarter of 2012. The increase was due primarily to a doubling of harvest volume from 15 MMBF to 35 MMBF, including 4.4 MMBF sold through a timber deed, and a shift in weighting of harvest to the Funds’ tree farms from 19% in the first quarter to 33% during the second quarter. Depletion rates for the Funds’ tree farms are higher than depletion rates for the Partnership’s tree farms because the former were purchased more recently and thus at a higher relative acquisition cost.

Comparing Q2 2012 to Q2 2011. Cost of sales increased $3.7 million, or 55%, in the second quarter of 2012 versus the comparable period in 2011 as a result of an 11 MMBF, or 61%, increase in harvest volume. However, cost of sales dipped $56/MBF, or 16%, due to a decline in depletion costs associated with a shift in harvest mix from the Funds’ tree farms to 33% in 2012 versus 41% in the same period of 2011. Harvest, haul, and other costs, as measured on a $/MBF basis, declined in the quarter-over-quarter comparison due to a decline in harvest from units requiring more expensive cable logging methods.

Fee Timber cost of sales for year-to-date periods ended June 30, 2012 and June 30, 2011, respectively, was as follows, with the first table expressing these costs in total dollars and the second table expressing the costs on a per unit of production basis:

(in millions) Six Months Ended	Harvest, Haul and Other	Depletion	Total Cost of Sales	Harvest Volume (MMBF) *
Jun-12	$9.4	$5.1	$14.5	49.1
Jun-11	9.7	5.9	15.6	49.1

(amounts per MBF) Six Months Ended	Harvest, Haul and Other	Depletion	Total Cost of Sales
Jun-12	$190	$105	$295
Jun-11	197	120	317

*Volume includes 4.4 MMBF from timber deed sale

Comparing YTD 2012 to YTD 2011. Cost of sales decreased $1.1 million, or 7%, in the first half of 2012 versus the comparable period in 2011. This is due to a $15/MBF, or 13%, decline in depletion costs which is attributable to a shift away from harvest mix from the Funds’ tree farms of 39% in 2011 to 29% during 2012. Harvest, haul, and other costs decreased $7/MBF, or 4%, during 2012 due to a shift away from harvesting units with longer haul distances and requiring more costly cable logging methods.

Depletion expense for the quarters ended June 30, 2012, March 31, 2012, and June 30, 2011 was calculated as follows:

	Quarter Ended June 30, 2012
	Partnership*		Funds		Combined*
Volume harvested (MMBF)	23.2	67%	11.4	33%	34.6
Rate/MBF	$59		$209		$108
Depletion expense (in thousands)	$1,369		$2,379		$3,748

	Quarter Ended March 31, 2012
	Partnership		Funds		Combined
Volume harvested (MMBF)	11.7	81%	2.8	19%	14.5
Rate/MBF	$60		$245		$96
Depletion expense (in thousands)	$699		$687		$1,386

	Quarter Ended June 30, 2011
	Partnership		Funds		Combined
Volume harvested (MMBF)	11.0	59%	7.8	41%	18.8
Rate/MBF	$63		$247		$138
Depletion expense (in thousands)	$692		$1,913		$2,605

*Volume includes 4.4 MMBF from timber deed sale

Harvest from the Funds’ tree farms increased during the second quarter of 2012, bringing up the Combined depletion rate compared to the first quarter of 2012. In addition to a higher mix of harvest from Partnership tree farms, Partnership depletion expense dropped slightly from the second quarter of 2011 to the same period in 2012. Coupled with a decline in depletion expense from the Funds’ tree farms, Combined depletion expense, on a $/MBF basis, dropped from 2011 to 2012. Variability of Fund depletion expense on a $/MBF basis between the quarters reflects weighting of harvest volume to different tree farms within the Funds, each of which has its own depletion rate.

Depletion expense for the six months ended June 30, 2012 and June 30, 2011 was calculated as follows:

	Six Months Ended June 30, 2012
	Partnership*		Funds		Combined*
Volume harvested (MBF)	34.9	71%	14.2	29%	49.1
Rate/MBF	$59		$216		$105
Depletion expense (in thousands)	$2,068		$3,065		$5,133

	Six Months Ended June 30, 2011
	Partnership		Funds		Combined
Volume harvested (MBF)	29.9	61%	19.2	39%	49.1
Rate/MBF	$63		$209		$120
Depletion expense (in thousands)	$1,867		$4,030		$5,897

*Volume includes 4.4 MMBF from timber deed sale

As mentioned in the quarter-to-quarter analysis, the decline in harvest mix from the Funds’ tree farms in 2012 relative to 2011 served to bring down the Combined depletion rate. Variability of Fund depletion expense on a $/MBF basis between the quarters reflects weighting of harvest volume to different tree farms within the Funds, each of which has their own depletion rate.

Operating Expenses

Fee Timber operating expenses for the quarter ended June 30, 2012 were $1.7 million compared to $1.2 million and $1.3 million for the quarters ended March 31, 2012, and June 30, 2011, respectively. Operating expenses include management, silviculture and the cost of both maintaining existing roads and building temporary roads required for harvest activities for the 114,000 acres owned by the Partnership and the 61,000 acres owned by the Funds. The rise in operating expense in the second quarter of 2012 over the first quarter of 2012 is due primarily to increased road building and maintenance activities to support both current and future harvest operations. Combined road maintenance costs for the quarter ended June 30, 2012 were $617,000, or 37% of combined operating expenses, compared to $216,000, or 18% of combined operating expenses, for the quarter ended March 31, 2012 and $517,000, or 40% of combined operating expenses, for the second quarter of 2011. On the Funds’ tree farms additional operating expense was attributable to harvest permitting survey fees incurred in connection with increased harvest volumes as well as increased silviculture related activities. Fee Timber operating expenses for the six months ended June 30, 2012 and 2011 were $2.9 million and $2.8 million, respectively. Road expenses for the six-month period in 2012 declined from $1.0 million, or 37% of first half 2011 operating expenses, to $833,000, or 29% of first half 2012 expenses. The decline was more than offset by the increase in property tax on the Hood Canal tree farm together with higher harvest permitting and silviculture costs on the Funds’ tree farms.

Timberland Management & Consulting

The Timberland Management & Consulting (TM&C) segment primarily develops timberland investment portfolios on behalf of the Funds. As of June 30, 2012, the TM&C segment managed two private equity timber funds that own a total of 61,000 acres of commercial timberland in western Washington and western Oregon with total assets under management of $171 million.  During the third quarter of 2012, we completed the final close for Fund III, bringing total committed capital to $180 million, $9 million of which represents our co-investment. The drawdown period for this Fund commenced upon the final close and will last for three years or until all of the committed capital is invested, whichever occurs first. The following table provides detail behind committed and called capital by Funds as of July 31, 2012.

	Total Fund		Co-investment
(in millions)	Commitment	Called Capital	Commitment	Called Capital
Fund I	$61.8	$58.5	$12.4	$11.7

Fund II	84.4	83.4	$16.9	16.7

Fund III	180.0	0.5	$9.0	0.1
Total	$326.2	$142.4	$38.3	$28.5

The Partnership received distributions from Fund I and II of $516,000 and $796,000 for the six months ended June 30, 2012 and 2011, respectively. Fund distributions are paid from available Fund cash, generated primarily from the harvest and sale of timber after paying all Fund expenses and management fees. In addition to distributions, the Partnership also received investment and timberland management fees from the Funds which totaled $1.1 million for both the six months ended June 30, 2012 and 2011, although these fees are eliminated in consolidation because the Funds’ financial statements are consolidated with the Partnership’s.

See Accounting Matters ~ Critical Accounting Policies and Estimates ~ Timber Fund Management Fees for more information on accounting for management fees paid by third-party investors and consolidation considerations.

Revenue and expense generated through the management of the Funds is accounted for within the TM&C segment, but accounting guidance requires us to consolidate the Funds’ financial performance into our financial statements because of the governance control the Partnership is deemed to have over the Funds. As such, all fees earned by the TM&C segment associated with managing the Funds are eliminated in our consolidated financial statements. The revenue earned from management of these Funds represents an expense to the Fee Timber segment which is also eliminated when the Funds are consolidated into the Partnership’s financial statements with the portion of those fees paid by third-party investors reflected as income in the Partnership’s Condensed Consolidated Statement of Comprehensive Income under the caption “Plus: Comprehensive (income) loss attributable to noncontrolling interests ORM Timber Funds”. Funds I and II are owned 20% by the Partnership and, as a result, 80% of these management fees are paid by third-party investors. Fund III will be 5% owned by the Partnership and, as a result, 95% of these management fees will be paid by third-party investors. Fees will only be earned for management of Fund III after capital has been placed in timberland investments.

Revenue and operating loss for the TM&C segment for the quarters ended June 30, 2012 and 2011 were as follows:

	Quarter Ended
(in thousands)	Jun-12	Jun-11
Revenue internal	$612	$522
Intersegment eliminations	(612)	(522)
Revenue external	$-	$-

Operating income internal	$53	$63
Intersegment eliminations	(476)	(417)
Operating loss external	$(423)	$(354)

Comparing Q2 2012 to Q2 2011. TM&C had no revenue for either of the second quarters in 2012 or 2011 after eliminating $612,000 and $522,000, respectively, of revenue earned by the Partnership from managing the Funds. The increase in revenue eliminated resulted from additional management fees earned in the second quarter of 2012. The fees earned from managing the Funds include a variable component related to harvest volume from the Funds’ tree farms. As such, the lift in second quarter 2012 harvest volume compared to second quarter 2011 resulted in an increase in management fees generated from the Funds.

Operating losses generated by the TM&C segment for the quarters ended June 30, 2012 and 2011 totaled $423,000 and $354,000, respectively, after eliminating revenue earned from managing the Funds as discussed above. The increase in operating loss is due to an increase in costs related to raising capital for Fund III.

Revenue and operating loss for the TM&C segment for the year-to-date periods ended June 30, 2012 and 2011 were as follows:

	Six Months Ended
(in thousands)	Jun-12	Jun-11
Revenue internal	$1,088	$1,089
Intersegment eliminations	(1,088)	(1,089)
Revenue external	$-	$-

Operating income internal	$6	$86
Intersegment eliminations	(813)	(870)
Operating loss external	$(807)	$(784)

Comparing YTD 2012 to YTD 2011. TM&C had no revenue for either of the six months ended June 30, 2012 or 2011 after eliminating $1.1 million of revenue earned from managing the Funds. The variable component of the management fees related to harvest volume from the Funds’ tree farms was slightly lower in 2012 compared to 2011.

Operating losses generated by the TM&C segment for the six months ended June 30, 2012 and 2011 totaled $807,000 and $784,000, respectively, after eliminating revenue earned from managing the Funds as discussed above. The increase in operating loss is attributable to expenses related to raising capital for Fund III.

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

Results from Real Estate operations are expected to vary significantly from year to year as we make multi-year investments in entitlements and infrastructure prior to selling entitled or developed land. Revenue and operating loss for the Real Estate segment for the second quarters of 2012 and 2011 are as follows:

Real Estate revenue, gross margin, and operating income (loss) detail for the quarters ended June 30, 2012 and 2011 is displayed in the table below:

(in thousands)
For the three months ended:			Operating			Revenue	Gross Margin
Description	Revenue	Gross margin	income (loss)		Acres Sold	per acre	per acre
Unimproved land	$12	$12			1	$12,000	$12,000
Rentals	326	325
Other	2	2
June 30, 2012 Total	$340	$339	$(13,132	) *

Conservation sale	$1,955	$1,715			386	$5,065	$4,443
Unimproved land	375	314			91	4,121	3,451
Residential	324	282			2	162,000	141,000
Total land	$2,654	$2,311			479	5,541	4,825
Rentals	269	268
Other	7	7
June 30, 2011 Total	$2,930	$2,586	$1,664	**

* Includes $12.5 million environmental remediation charge
** Includes $77,000 environmental remediation charge

Comparing Q2 2012 to Q2 2011. The Real Estate segment was without land sales in the second quarter of 2012 compared with five closings during the second quarter of 2011. The unimproved land sale during the second quarter of 2012 was an ingress/egress and utility easement for neighboring properties. The 2011 sales included a 386-acre conservation sale to the Nature Conservancy for nearly $2.0 million; three small unimproved land sales from our Hood Canal tree farm totaling 91 acres; and the sale of a building on 2 acres we owned north of Seattle. Additional revenue in both the second quarters of 2011 and 2012 included commercial and residential rent.

Real Estate segment performance for the second quarter and first six months of 2012 was dominated by a $12.5 million expense reflecting an increase in the Partnership’s reserve for environmental liabilities associated with the Port Gamble town and mill sites.  In February 2011 a draft Remediation Investigation/Feasibility Study (RI/FS) was developed for Port Gamble that projected a total clean-up cost of $4.5 million. Our estimate of the Partnership’s share of this liability was slightly less than $2.0 million with the balance contributed by the other “potential liable person” (PLP) the State of Washington’s Department of Natural Resources (DNR). When the State’s environmental regulatory agency, Department of Ecology (Ecology), took this draft RI/FS out for public comment in 2011, most of the comments came from local tribes.

In June 2012, Ecology communicated to the Partnership specific components of a revised RI/FS that were beginning to crystallize and were responsive to these comments. This translated to a significantly expanded scope of the project, including larger dredge areas, more capping of underwater sediment areas, and demolition of both pilings and an old millsite wharf.  In addition, Ecology pressed the PLP’s to commit to addressing “natural resource damages” (NRD), an element of environmental law that provides for compensation to be paid as mitigation for injuries to the environment that are analogous to pain-and-suffering payments in a civil law context.

The projected cost of this significant scope expansion in the clean-up together with the layering on of NRD mitigation translates to a sizable multiple of the prior estimate for clean-up costs. As a result of this change in the scope of the clean-up and the prospect of NRD mitigation, the Partnership’s potential share of remediation costs has increased commensurately and, although the revised remediation plan has not been finalized, discussions with Ecology are far enough along that management can reasonably estimate an increase in the remediation reserve to reflect these projected costs.  The cash outflows by the Partnership to fund its share of the Port Gamble clean-up and potential related NRD mitigation will occur over a multi-year timeframe.

In conjunction with their re-examination of clean-up alternatives, Ecology successfully obtained $9 million of State funding targeted at Port Gamble, with the monies slated for acquisition of environmentally sensitive properties, rehabilitation of geoduck beds, pollution source control, habitat preservation, and clean-up sustainability. The specific apportionment of these monies between the aforementioned uses is uncertain, however, and it remains to be seen how much, if any, of these authorized funds ends up being utilized in Port Gamble. To the extent the $9 million ends up as proceeds paid to the Partnership for property acquisition, these funds will provide a meaningful liquidity source for addressing our clean-up and NRD mitigation responsibilities. Potential receipt of these funds, however, is not reflected as an offset in the $12.5 million accrual adjustment nor is it recorded as an asset.

There are also significant demolition elements of the clean-up plan such as the removal of pilings, an old wharf, and other over-water structures that represent actions we would eventually take as part of the redevelopment plan for the site. As such, the upshot of the plan with respect to these actions is primarily the acceleration of incurring costs that were eventually going to be absorbed when undertaking redevelopment and ultimate sale of the site.

Our current estimate of the Partnership’s share of Port Gamble clean-up and NRD mitigation, if any, is $14.3 million which necessitates an additional accrual at the end of Q2 2012 of $12.5 million. Consistent with the methodology we have used in the past to estimate this liability, we used a Monte Carlo simulation model to arrive at a mean value for a multi-variable set of clean-up scenarios. Statistical models used to estimate the liability suggest a potential aggregate range of loss from $11.9 million to $16.5 million which represents a two-standard-deviation range from the mean of possible outcomes generated by the Monte Carlo simulation model.

In addition to the Port Gamble site, during the second quarter of 2012, management met with representatives from the Port Ludlow resort community to discuss reactions to somewhat inconclusive first quarter test results. Following that meeting, we proposed a course of action with a cost effective profile that meets the objective of cleaning up the site. Although we are still in the midst of those discussions, we continue to closely monitor the project. As of June 30, 2012, we have $110,000 reserved in environmental remediation for the Port Ludlow site.

In addition, in May 2011, we acquired a 30,000-square-foot commercial office building in Poulsbo, Washington for $3.2 million, or $108 per square foot. The purchase marked the initial transaction of a reverse-1031 exchange, which we utilized to defer tax gain on three subsequent land sales that closed the following month. Together, the reverse-1031 exchange deferred taxable gain of $2.1 million on the three land sales. Rental revenue increased in the second quarter of 2011 as a result of this acquisition, which included the transfer of a long-term lease with payments of approximately $23,000 per month. In the third quarter, we closed on the sale of our current headquarters building in Poulsbo which will result in the transfer of our headquarters location into a portion of the newly acquired Poulsbo building. The newly acquired building also contains additional square footage available for expansion as well as rental to third parties.

Real Estate revenue, gross margin, and operating income (loss) detail for each of the year-to-date periods ended June 30, 2012 and 2011 are as follows:

(in thousands)
For the six months ended:			Operating			Revenue	Gross Margin
Description	Revenue	Gross margin	income (loss)		Acres Sold	per acre	per acre
Unimproved land	$12	$12			1	$12,000	$12,000
Rentals	623	622
Other	4	4
June 30, 2012 Total	$639	$638	$(13,689	) *

Conservation sale	$1,955	$1,715			386	$5,065	$4,443
Unimproved land	375	314			91	4,121	3,451
Residential	324	282			2	162,000	141,000
Total land	$2,654	$2,311			479	5,541	4,825
Rentals	481	480
Other	10	10
June 30, 2011 Total	$3,145	$2,801	$807	**

* Includes $12.5 million environmental remediation charge
** Includes $344,000 environmental remediation charge

Comparing YTD 2012 to YTD 2011. During the first six months of 2012, the Real Estate segment did not close any land sales, although this period also includes the $12.5 million expense accrual relating to the Port Gamble cleanup as discussed below.  The unimproved land sale during the second quarter of 2012 was an ingress/egress and utility easement for neighboring properties. Real Estate activity during the first half of 2011 included a conservation sale; three unimproved land sales; and sale of a building on 2 acres north of Seattle. Rental revenue included commercial and residential rents that were augmented by the addition of a commercial tenant in the new Poulsbo building we purchased in May 2011.

Cost of Sales

Cost of sales includes costs incurred in connection with land sales. Real Estate cost of sales for the quarter and six months ended June 30, 2012 were de minimis in the absence of land transactions. Cost of sales for the quarter and six months ended June 30, 2011 included costs incurred in connection with the conservation sale and other land sales during the quarter.

Operating Expenses

Real Estate operating expenses for the second quarter of 2012 were $971,000, excluding a $12.5 million environmental remediation charge associated with a clean-up effort in Port Gamble. Real Estate operating expenses during the same period in 2011 were $845,000, excluding a $77,000 charge for environmental remediation. This 15% increase in operating expenses from 2011 to 2012, excluding the environmental remediation charges, is primarily attributable to increases in depreciation, insurance, and property taxes related to the acquisition of the commercial office building in Poulsbo and maintenance expenses related to our residential and commercial properties. Real Estate operating expenses for the six months ended 2012 were $1.8 million, excluding a $12.5 million environmental remediation charge. Operating expenses during the same period in 2011 were $1.7 million, excluding a $344,000 environmental remediation charge. The 11% increase in operating expenses from 2011 to 2012, excluding the environmental remediation charges, is also attributable to depreciation, insurance, and property taxes related to the newly acquired Poulsbo building as well as maintenance expenses related to our residential and commercial properties.

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

Those properties that are for sale, under contract, and for which the Partnership has an expectation they will sell within the next 12 months, are classified on our balance sheet as a current asset under “Building and Land Held for Sale”. The $1.3 million amount currently in Building and Land Held for Sale reflects our expectation of sales in 2012 of the Partnership’s current headquarters building and a 10-acre multi-family parcel from the Harbor Hill project in Gig Harbor, Washington.  The $2.9 million sale of the Partnership’s current headquarters building was completed in July 2012.

Environmental Remediation

As noted above, the Partnership had an accrual for estimated environmental remediation costs of $14.5 million as of June 30, 2012 and $2.2 million as of December 31, 2011. The environmental remediation liability represents primarily estimated payments to be made to monitor and remedy certain areas in and around the townsite and millsite at Port Gamble, Washington, and secondarily at Port Ludlow, Washington.

Activity in the environmental remediation liability is detailed as follows:
	Balances at	Additions	Expenditures
	the Beginning	to	for	Balance at
(in thousands)	of the Period	Accrual	Remediation	Period-end
Year ended December 31, 2011	$1,933	$977	$707	$2,203
Quarter ended March 31, 2012	2,203	-	65	2,138
Quarter ended June 30, 2012	2,138	12,500	181	14,457	*

*14.3 million is related to the Port Gamble remediation

General and Administrative (G&A)

G&A expenses for the quarters ended June 30, 2012 and 2011 were $1.0 million and $1.2 million, respectively. The decrease in G&A expense in 2012 is due primarily to the intra-year timing of restricted unit grants to members of Pope MGP, Inc.’s Board of Directors. In 2012 these annual grants occurred in the first quarter, while in 2011 they occurred in the second quarter. G&A expense for the six month periods ended June 30, 2012 and 2011 were $2.2 million.

Interest Income and Expense

Interest income for the quarter ended June 30, 2012 declined to $6,000 compared to $10,000 for the corresponding period of 2011. The decrease in interest income is due to significant reductions in contracts receivable balances since the second quarter of 2011.

Interest expense for the three-month periods ended June 30, 2012 and 2011 was $520,000 and $541,000, respectively. This decrease results from a $2.7 million reduction in weighted average quarterly borrowings on the operating line of credit in the second quarter of 2012 compared to the second quarter of 2011. Interest expense for the six months ended June 30, 2012 and 2011 was $1.0 million and $1.1 million, respectively. The decrease results from a $2.5 million reduction in the weighted average quarterly borrowings on the operating line of credit in the first six months of 2012 compared to the same period in 2011 coupled with an increase in patronage accrued during the first half of 2012 over 2011. The debt arrangement between the Partnership and Northwest Farm Credit Services (NWFCS) includes an annual rebate of a portion of interest expense paid in the prior year (patronage). This NWFCS patronage program is a feature common to all of this lender’s customer loan agreements. The patronage rebate received by the Partnership for 2011 was 66 basis points times qualifying weighted actual outstanding borrowings. As of June 30, 2011 and 2012, quarterly interest expense was reduced by $55,000 and $54,000 due to the patronage accrual, respectively. The patronage accrual reduced interest expense for the six-month periods ended June 30, 2011 and 2012 by $82,000 and $107,000, respectively.

The Partnership’s debt consists primarily of mortgage debt with fixed interest rates and an operating line of credit.  In May 2012, we extended our $20.0 million operating line of credit held with NWFCS. Before the extension, the line of credit had a variable interest rate based on the one-month LIBOR rate plus margins ranging from 2.25% to 3.25% (depending on covenant tests), unused commitment fees ranging from 0.15% to 0.35%, and had a maturity date of August 2013. In addition, we were required to make quarterly interest payments in arrears. The extension pushed the maturity date out to August 1, 2015 and increased the frequency of interest payments to monthly in arrears. The extended line of credit now carries a variable interest rate that is still based on the one-month LIBOR rate, however the applicable margins were reduced and range between 1.75% and 2.75% while unused commitment fees remain unchanged from 0.15% to 0.35%.

For the quarter ended June 30, 2012, $139,000 of interest expense was capitalized compared with $108,000 during the second quarter of 2011. Capitalized interest was $269,000 and $206,000 for the six months ended June 30, 2012 and 2011, respectively. These interperiod increases are attributable to increases in project basis from 2011 to 2012.

Income Tax

Pope Resources is a limited partnership and is therefore not subject to federal income tax. Taxable income/loss is instead reported to unitholders each year on a Form K-1 for inclusion in each unitholder’s tax return. However, Pope Resources does have corporate subsidiaries that are subject to income tax liability; that is why a line item for such tax appears in the Condensed Consolidated Statement of Comprehensive Income. The corporate tax-paying entities are utilized for our third-party service fee business.

The Partnership recorded tax expense of $170,000 and $83,000 for the quarters ended June 30, 2012 and 2011, respectively.  For the six months ended June 30, 2012 and 2011, we recorded tax expense of $134,000 and $139,000, respectively.

Noncontrolling interests-ORM Timber Funds

Noncontrolling interests-ORM Timber Funds represent the combination of 80% portion of the net income or loss for Funds I and II which is attributable to third-party owners of the Funds plus 95% of the net income or loss of Fund III that is similarly attributable to third-party owners of that Fund. As such, in 2011 we deducted 80% of the Funds’ income and in 2012 we added back either 80% or 95% of each Fund’s loss, as appropriate.

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

The Partnership’s debt agreements have covenants which are measured quarterly. Among the covenants measured, is a requirement that the Partnership not exceed a maximum debt-to-total-capitalization ratio of 30%, with total capitalization calculated using fair market (vs. carrying) value of timberland, roads and timber. The Partnership is in compliance with this covenant as of June 30, 2012 and expects to remain in compliance for at least the next twelve months. As such, all long-term debt agreements are appropriately classified on the balance sheet. The Partnership has a $20.0 million operating line of credit which had over $2.1 million drawn as of June 30, 2012, down from almost $5.0 million at December 31, 2011.  The line of credit balance was paid off completely by the early part of the third quarter of 2012.

Fund II has an $11.0 million timberland mortgage with MetLife Insurance Company. The mortgage is a non-amortizing 10-year loan with an interest rate of 4.85%. The agreement allows for, but does not require, annual principal payments of up to 10% without incurring a make-whole premium.

The $836,000 increase in cash used for the six-month periods ended June 30, 2012 to June 30, 2011 is due primarily to the following:

	Six months	Six months
	ended	ended
(in thousands)	Jun-12	Jun-11	Change
Cash provided by operations	$8,676	$13,667	$(4,991)
Investing activities
Reforestation and roads	(712)	(488)	(224)
Buildings and equipment	(64)	(3,463)	3,399
Proceeds from fixed asset sale	33	-	33
Timberland acquisition	-	(140)	140
Cash used in investing activities	(743)	(4,091)	3,348
Financing activities
Repayment of line of credit and long-term debt	(2,841)	(4,302)	1,461
Debt issuance costs	(28)	-	(28)
Cash distributions to unitholders	(3,528)	(2,191)	(1,337)
Cash from option exercises, net	12	516	(504)
Payroll taxes paid upon restricted unit vesting	(300)	(226)	(74)
Cash distributions to fund investors, net of distributions to Partnership	(2,141)	(3,312)	1,171
Capital call - ORM Timber Fund II, Inc.	118	-	118
Cash used in financing activities	(8,708)	(9,515)	807
Net increase (decrease) in cash and cash equivalents	$(775)	$61	$(836)

Cash provided by operating activities was $8.7 million for the six months ended June 30, 2012 versus $13.7 million for the corresponding period in 2011. The decrease in cash provided by operating activities primarily results from a $5.3 million decline in revenue in the first half of 2012 versus 2011’s comparable period due in part to the absence of land and conservation easement sales in 2012 and a $30/MBF, or 5%, decline in average realized log price in 2012.

Cash used in investing activities was $743,000 for the first six months of 2012 versus $4.1 million for the corresponding period in 2011. The decrease in cash used in investing activities is primarily due to the acquisition of a commercial building in Poulsbo that occurred in the second quarter of 2011 that did not have a counterpart in 2012.

Cash used in financing activities was $8.7 million and $9.5 million for the first half of 2012 and 2011, respectively. The reduction in cash used in financing activities is attributable to a reduction in cash used to paydown the operating line of credit and a reduction in distributions from the Funds in 2012 from 2011 offset in part by higher cash distributions to unitholders and less cash from option exercises.

We have a unit repurchase program which permits repurchases through December 2012. Between December 2008 and June 30, 2012, we repurchased roughly 125,000 units with a weighted average unit purchase price of $20.04 and we have an unutilized authorization for unit repurchases of $2.5 million. On December 31, 2010, we repurchased 334,340 units from a single unitholder, outside the scope of the formal repurchase program, for $35.55 per unit. The units represented 7.2% of the total units outstanding at that time and were retired. We did not make any unit repurchases during the first quarter of either 2012 or 2011.

We are currently managing three private equity timber funds, two of which are fully invested. The final close for Fund III occurred on July 31, 2012, with a total of $180 million of committed capital that we are working on placing over the next three years. Our co-investment obligation to Fund III is $9.0 million which represents 5% of the equity capital raised. At the time of the fund closing 1% of the capital is called, while the remaining capital commitment is paid over the course of the Fund’s drawdown period as timberland is acquired. The drawdown period for Fund III is the shorter of three years or when all of the committed capital is placed.

We receive distributions associated with each of our Fund co-investments which have totaled $2.7 million since we began receiving distributions from Fund I in 2007.  Fund II issued 48 shares during the 2nd quarter of 2012 of which Pope Resources acquired 38 shares at a cost of $448,000. Proceeds from the share issuance were distributed back to investors of which the Partnership received $109,000. In addition to these distributions; the Partnership receives management fees as outlined above in Item 2, Results of Operations, Timberland Management & Consulting.

		Co-Investment Life-to-Date
(in millions)	1st Acquisition	Commitment	Called Capital	Distributions Received
Fund I	Q4 2006	$12.4	$11.7	$1.0

Fund II	Q4 2009	16.9	16.7	1.6
Q2 2012 share issuance		N/A	0.4	0.1

Fund III	N/A	9.0	0.1	N/A
Total		$38.3	$28.9	$2.7

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

Capital Expenditures and Commitments

Projected capital expenditures in 2012 are $3.5 million, of which $1.3 million relates to the Gig Harbor site. These expenditures could be increased or decreased as a consequence of future economic conditions. Projected capital expenditures are subject to permitting timetables and progress towards closing on specific land transactions.

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

Timber Fund Management Fees. The Partnership’s wholly owned subsidiary, ORMLLC, earns management fees related to managing the Funds. As a result, the Partnership’s consolidated financial statements, excluding the Funds, include 100% of these management fees as revenue. The stand-alone financial statements for the Funds include 100% of these management fees as expenses. The dollar amounts are the same, allowing for elimination of these two amounts in consolidation, and initially, no income impact in consolidation. However, Funds I and II are 80%-owned by third-party investors, and, as a result, 80% of these management fees are paid by these third-party investors. Fund III will be 95%-owned by third-party investors, with 95% of management fees paid by third-party investors. The 80% or 95% of management fees paid by third-party investors flows to the Partnership’s Condensed Consolidated Statement of Comprehensive Income under the caption “Plus: Comprehensive (income) loss attributable to noncontrolling interests ORM Timber Funds,” effectively bringing the 80% or 95% of management fees back into consolidated income of the Partnership.

Total management fees of $612,000 and $522,000 were generated in the quarters ended June 30, 2012 and 2011, respectively. Management fees of $1.1 were generated in the six month periods ended June 30, 2012 and 2011. To summarize the aforementioned consolidation process, these management fees were eliminated from revenue in the Partnership’s TM&C segment and from operating expenses in the Partnership’s Fee Timber segment. The 80% or 95% of management fees paid by third-party investors in the Funds were added back to consolidated income in the Condensed Consolidated Statement of Comprehensive Income under the caption “Plus: Comprehensive (income) loss attributable to noncontrolling interests ORM Timber Funds.”

For a further discussion of our critical accounting policies and estimates see Accounting Matters in the Management Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The consolidated fixed-rate debt outstanding had a fair value of approximately $46.3 million and $46.6 million as of June 30, 2012 and December 31, 2011, respectively, based on the current interest rates for similar financial instruments. A change in the interest rate on fixed-rate debt will affect the fair value of the debt, whereas a change in the interest rate on variable-rate debt will affect interest expense and cash flows. A hypothetical 1% change in prevailing interest rates would change the fair value of the Partnership's fixed-rate long-term debt obligations by $2.5 million. We are not subject to material foreign currency risk, derivative risk, or similar uncertainties.

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

ITEM 1A. RISK FACTORS

We are subject to statutory and regulatory risks that currently limit, and may increasingly limit, our ability to generate income. Our ability to grow and harvest timber can be significantly impacted by legislation, regulations or court rulings that restrict or stop forest practices. For example, events that focus media attention upon natural disasters and damage to timberlands have at various times brought increasing public attention to forestry practices. Additional regulations, whether or not adopted in response to such events, may make it more difficult for us to harvest timber and may reduce the amount of harvestable timber on our properties. These and other restrictions on logging, planting, road building, fertilizing, managing competing vegetation, and other activities can significantly increase the cost or reduce available inventory thereby reducing income. These regulations are likely to have a similar effect on our Timberland Management & Consulting operations, particularly in the case of the Funds. Specific examples of such regulations are cited in our discussion of government regulation as contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2011.

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

We have certain environmental remediation liabilities associated with our Port Gamble and former Port Ludlow resort properties, and those liabilities may increase. We currently own certain real estate at Port Gamble on the Kitsap Peninsula and, up until mid-2001, owned real estate property within the resort community of Port Ludlow in Jefferson County in western Washington. We are actively negotiating regarding a proposed revision to the remediation plan at the Port Gamble town and mill sites. These discussions are focused on promoting the protection of the environment, optimizing and appropriately allocating the remaining cleanup liabilities, and maximizing our control over the remediation process. However, during the second quarter of 2012, and based on a change in the level and scope of remediation that we believe state environmental authorities will require at these sites, we determined that it was appropriate to increase our environmental remediation reserve by a total of $12.5 million, which when adjusted for remediation costs expended during that period, leaves a balance of $14.5 million at June 30, 2012. The current balance reflects management’s current estimate based upon available information, and management continues to monitor the Port Gamble and Port Ludlow cleanup processes closely.

Management may adjust this liability in the future to reflect additional information, with a goal of maintaining a reserve that reflects current expectations as to the remaining cleanup cost and the most likely outcome to various contingencies within both locations. Where possible, the Partnership records to the most likely point estimate within the range and when no point estimate within the range is better than another, the Company records to the low end of the range of possible outcomes. These liabilities are based upon a number of estimates and judgments that are subject to change as the project progresses. Statistical models have been used to estimate the liability for the aforementioned matters and suggest a potential aggregate range of loss of $11.9 million to $16.5 million, which represents a two-standard-deviation range from the mean of possible outcomes generated by the modeling process used to estimate the liability.

We have entered into real estate purchase and sale agreements that may not close on the projected timeline or at all.  The Partnership has certain real estate purchase and sale arrangements that are subject to risk of delayed closing or expiration before closing.  While we expect the agreements to come to fruition as agreed, delays in the entitlement process; change in buyer strategy; buyer access to funding; failure to reach consensus on deal points; or any number of risks could either preclude or delay closing.

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

We are controlled by our managing general partner. As a limited partnership, substantially all of our day-to-day affairs are controlled by our managing general partner, Pope MGP, Inc. The board of directors of Pope MGP, Inc. serves as our board of directors, and by virtue of a stockholder agreement, the shareholders of Pope MGP, Inc., Emily T. Andrews and Peter T. Pope, each have the ability to designate one of our directors and to veto the selection of each of our other directors, other than our chief executive officer, who serves as a director by virtue of his executive position. Unitholders may remove the managing general partner only in limited circumstances, including, among other things, a vote of the holders of a two-thirds majority of the “qualified units,” which means the units that have been owned by their respective holders for at least five years prior to such vote. By virtue of the terms of our agreement of limited partnership, as amended, or “partnership agreement”, our managing general partner directly, and Mrs. Andrews and Mr. Pope indirectly, have the ability to prevent or impede transactions that would result in a change of control of the Partnership; to prevent or, upon the approval of limited partners holding a majority of the units, to cause, the sale of the assets of the Partnership; and to cause the Partnership to take or refrain from taking certain other actions that you might otherwise perceive to be in the Partnership’s best interest. Under our partnership agreement, we are required to pay to Pope MGP, Inc. an annual management fee of $150,000, and to reimburse Pope MGP, Inc. for certain expenses incurred in managing our business. There were no expense reimbursements in 2012 and 2011.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) – (e) None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

(a)	None

(b)	There have been no material changes in the procedures for shareholders of the Partnership’s general partner to nominate directors to the board.

ITEM 6. Exhibits

Exhibits.

10.50	Revolving Operating Note from Pope Resources to Northwest Farm Credit Services, PCA dated May 30, 2012.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished with this report in accordance with SEC Rel. No. 33-8238).

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished with this report in accordance with SEC Rel. No. 33-8238).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2012.

POPE RESOURCES,
A Delaware Limited Partnership

By:	POPE MGP, Inc.
Managing General Partner

By: /s/ David L. Nunes
David L. Nunes
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Thomas M. Ringo
Thomas M. Ringo
Vice President and CFO
(Principal Accounting and Financial Officer)