Form 10-Q
period 2012-09-30
POPE RESOURCES LTD PARTNERSHIP
filed 2012-11-07
CIK 784011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Partnership units outstanding at November 4, 2012: 4,411,692

Pope Resources
Index to Form 10-Q Filing
For the Quarter Ended September 30, 2012

P A R T I – FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
Pope Resources, a Delaware Limited Partnership
September 30, 2012 and December 31, 2011
(in thousands)

	2012	2011
ASSETS
Current assets
Partnership cash and cash equivalents	$1,363	$249
ORM Timber Funds cash and cash equivalents	2,565	2,404
Cash and cash equivalents	3,928	2,653
Accounts receivable, net	1,230	1,876
Land held for sale	1,583	1,255
Current portion of contracts receivable	13	80
Prepaid expenses and other	1,106	853
Total current assets	7,860	6,717
Properties and equipment, at cost
Timber and roads, net of accumulated depletion
of $79,259 and $71,955	147,913	154,236
Timberland	33,848	34,130
Land held for development	28,685	28,413
Buildings and equipment, net of accumulated
depreciation of $8,183 and $6,203	6,123	6,019
Total properties and equipment, at cost	216,569	222,798
Other assets
Contracts receivable, net of current portion	292	409
Other	317	484
Total other assets	609	893
Total assets	$225,038	$230,408

LIABILITIES, PARTNERS' CAPITAL AND NONCONTROLLING INTERESTS
Current liabilities
Accounts payable	$1,867	$1,328
Accrued liabilities	2,898	3,021
Current portion of environmental remediation	578	240
Current portion of long-term debt	33	32
Deferred revenue	453	447
Other current liabilities	215	228
Total current liabilities	6,044	5,296
Long-term liabilities
Long-term debt, net of current portion	40,811	45,793
Environmental remediation	13,624	1,964
Other long-term liabilities	172	197
Partners' capital and noncontrolling interests
General partners' capital (units issued and outstanding 60 and 60)	934	1,063
Limited partners' capital (units issued and outstanding 4,294 and 4,269)	65,237	74,696
Noncontrolling interests	98,216	101,399
Total partners' capital and noncontrolling interests	164,387	177,158
Total liabilities, partners' capital, and noncontrolling interests	$225,038	$230,408

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
Pope Resources, a Delaware Limited Partnership
For the Three Months and Nine Months Ended September 30, 2012 and 2011
(in thousands, except per unit data)
	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Revenue	$14,595	$7,522	$41,189	$39,465
Cost of timber and land sold	(6,725)	(4,449)	(21,221)	(20,366)
Operating expenses	(3,626)	(2,887)	(9,136)	(8,105)
Real estate environmental remediation	-	(2)	(12,500)	(346)
General and administrative expenses	(832)	(950)	(3,000)	(3,192)
Income (loss) from operations	3,412	(766)	(4,668)	7,456

Other income (expense)
Interest expense	(513)	(559)	(1,563)	(1,674)
Capitalized interest	155	108	424	314
Interest income	6	10	19	32
Total other expense	(352)	(441)	(1,120)	(1,328)

Income (loss) before income taxes	3,060	(1,207)	(5,788)	6,128
Income tax expense	(201)	(19)	(335)	(158)
Net income (loss)	2,859	(1,226)	(6,123)	5,970

Plus: Loss attributable to noncontrolling
interests ORM Timber Funds	816	664	1,709	435
Net income (loss) attributable to unitholders	3,675	(562)	(4,414)	6,405
Other comprehensive income adjustments	-	-	-	-
Comprehensive income (loss) attributable to unitholders	3,675	(562)	(4,414)	6,405

Allocable to general partners	$51	$(8)	$(61)	$89
Allocable to limited partners	3,624	(554)	(4,353)	6,316
Comprehensive income (loss) attributable to unitholders	$3,675	$(562)	$(4,414)	$6,405

Earnings (loss) per unit attributable to unitholders
Basic	$0.81	$(0.14)	$(1.03)	$1.42
Diluted	$0.81	$(0.14)	$(1.03)	$1.42

Weighted average units outstanding
Basic	4,354	4,329	4,350	4,321
Diluted	4,354	4,329	4,350	4,323

Distributions per unit	$0.45	$0.35	$1.25	$0.85

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Pope Resources, a Delaware Limited Partnership
Nine Months Ended September 30, 2012 and 2011
(in thousands)
	2012	2011
Net income (loss)	$(6,123)	$5,970
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depletion	7,214	7,618
Capitalized development activities, net of reimbursements	(1,316)	(743)
Equity-based compensation	629	738
Depreciation and amortization	825	526
Deferred taxes	(124)	(43)
Cost of land sold	348	110
Gain on sale of land underlying corporate headquarters and fixed assets	(2,752)	-
Cash flows from changes in operating accounts
Accounts receivable, net	646	(637)
Contracts receivable	184	284
Prepaid expenses and other current assets	17	79
Accounts payable and accrued liabilities	416	825
Deferred revenue	6	(207)
Other current liabilities	(13)	38
Environmental remediation	11,998	(264)
Other long-term liabilities	(25)	(24)
Net cash provided by operating activities	11,930	14,270

Cash flows from investing activities
Reforestation and roads	(1,003)	(886)
Buildings and equipment	(240)	(3,548)
Proceeds from sale of land underlying corporate headquarters	2,873	-
ORM Timber Fund II, Inc. land acquisition	-	(140)
Net cash provided by (used in) investing activities	1,630	(4,574)

Cash flows from financing activities
Repayment of line of credit, net	(4,956)	(3,064)
Repayment of long-term debt	(25)	(23)
Debt issuance costs	(28)	-
Proceeds from option exercises	12	516
Payroll taxes paid upon restricted unit vesting/option exercises	(300)	(226)
Cash distributions to unitholders	(5,514)	(3,727)
Cash distributions - ORM Timber Funds, net of distributions to Partnership	(2,865)	(4,356)
Capital call - ORM Timber Funds	1,391	-
Net cash used in financing activities	(12,285)	(10,880)

Net increase (decrease) in cash and cash equivalents	1,275	(1,184)
Cash and cash equivalents at beginning of period	2,653	2,423
Cash and cash equivalents at the end of the nine-month period	$3,928	$1,239

See accompanying notes to condensed consolidated financial statements.

POPE RESOURCES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2012

1.
The condensed consolidated statements of position as of September 30, 2012 and December 31, 2011 and the results of operations for the three- and nine-month periods ended September 30, 2012 and 2011 have been prepared by Pope Resources, A Delaware Limited Partnership (the “Partnership”), pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). The condensed consolidated financial statements are unaudited, but, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2011, is derived from the Partnership’s audited consolidated financial statements and notes thereto for the year ended December 31, 2011, and should be read in conjunction with such financial statements and notes. The results of operations for the interim periods are not indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2012.

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

The following table shows how we arrived at basic and diluted income (loss) per unit:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(in thousands)	2012	2011	2012	2011
Net income (loss) attributable to Pope Resources' unitholders	$3,675	$(562)	$(4,414)	$6,405
Less:
Net income attributable to unvested restricted unitholders	(144)	(20)	(71)	(250)
Dividends paid to Fund II preferred shareholders	(4)	(4)	(12)	(12)
Net income (loss) for calculation of EPS	$3,527	$(586)	$(4,497)	$6,143

Weighted average units outstanding (in thousands):
Basic	4,354	4,329	4,350	4,321
Dilutive effect of unit equivalents	-	-	-	2
Diluted	4,354	4,329	4,350	4,323

Earnings (loss) per unit: Basic	$0.81	$(0.14)	$(1.03)	$1.42
Earnings (loss) per unit: Diluted	$0.81	$(0.14)	$(1.03)	$1.42

As of September 30, 2012 there were no outstanding unexercised options and, as such, the Company does not expect there to be a dilutive impact on earnings (loss) per unit on a go forward basis. Options to purchase 5,500 units at prices ranging from $10.75 to $17.40 per unit were outstanding as of September 30, 2011. There were no out-of-the money options to exclude from the calculation of dilutive unit equivalents for the quarter or nine months ended September 30, 2011.

4.
In January 2012, the Partnership granted 20,350 restricted units pursuant to the management incentive compensation program. These restricted units vest ratably over four years with the grant date fair value equal to the market price on the date of grant. We recognized $366,000 and $197,000 of equity compensation expense in the first nine months of 2012 and 2011, respectively, related to restricted units granted to management pursuant to this program in 2012 and 2011. Simultaneous with the restricted unit grant to management, members of our Board of Directors received 6,000 restricted units in January 2012. Restricted units granted to directors are not part of the management incentive compensation program, but are included in the calculation of total equity compensation expense. These awards to directors vest 50% on the third anniversary and 50% on the fourth anniversary of the date of grant. Total equity compensation expense is recognized over the shorter of the vesting period or the period from the date of grant to the point of retirement eligibility. For the first nine months of 2012 and 2011, total equity compensation expense related to grants to both management and the Board of Directors was $629,000 and $738,000, respectively.

5.
Supplemental disclosure of cash flow information: interest paid, net of amounts capitalized, totaled $1.1 million and $1.3 million for the first nine months ended September 30, 2012 and 2011, respectively. Income taxes paid were $261,000 and $46,000 for the nine months ended September 30, 2012 and 2011, respectively, due to increased taxable income from the preceding year in taxable subsidiaries.

6.
The Partnership’s financial instruments include cash and cash equivalents and accounts receivable, for which the carrying amount of each represents fair value based on current market interest rates or their short-term nature. Carrying amounts of contracts receivable, although long-term, also approximate fair value based on current market rates.

The carrying value of the Partnership’s and Funds’ fixed-rate debt having a carrying value of $40.8 million and $40.9 million as of September 30, 2012 and December 31, 2011, respectively, has been estimated based on current interest rates for similar instruments, Level 2 inputs in the Fair Value Hierarchy, to be approximately $46.6 million.

7.
The Partnership has two general partners: Pope MGP, Inc. and Pope EGP, Inc. In total, these two entities own 60,000 partnership units. The allocation of distributions and loss between the general and limited partners is pro rata across all units outstanding.

8.
In the presentation of the Partnership’s revenue and operating income (loss) by segment all intersegment revenue and expense is eliminated to determine externally reported operating income (loss) by business segment. The tables that follow reconcile internally reported income (loss) from operations to externally reported income (loss) from operations by business segment, for the quarter and nine months ended September 30, 2012 and 2011:

	Fee Timber
Three Months Ended	Pope Resources	ORM Timber	Total Fee	Timberland Management &	Real
September 30, (in thousands)	Timber	Funds	Timber	Consulting	Estate	Other	Consolidated
2012
Revenue internal	$6,006	$3,499	$9,505	$515	$5,242	$-	$15,262
Eliminations	(140)	-	(140)	(515)	(12)	-	(667)
Revenue external	5,866	3,499	9,365	-	5,230	-	14,595

Cost of timber and land sold	(2,797)	(3,259)	(6,056)	-	(669)	-	(6,725)

Operating, general and
administrative expenses internal	(1,120)	(1,061)	(2,181)	(512)	(1,600)	(832)	(5,125)
Eliminations	12	515	527	140	-	-	667
Operating, general and
administrative expenses external	(1,108)	(546)	(1,654)	(372)	(1,600)	(832)	(4,458)

Income (loss) from operations
internal	2,089	(821)	1,268	3	2,973	(832)	3,412
Eliminations	(128)	515	387	(375)	(12)	-	-
Income (loss) from operations
external	$1,961	$(306)	$1,655	$(372)	$2,961	$(832)	$3,412

2011
Revenue internal	$4,334	$2,737	$7,071	$488	$575	$-	$8,134
Eliminations	(112)	-	(112)	(488)	(12)	-	(612)
Revenue external	4,222	2,737	6,959	-	563	-	7,522

Cost of timber and land sold	(1,896)	(2,472)	(4,368)	-	(81)	-	(4,449)

Operating, general and
administrative expenses internal	(1,272)	(909)	(2,181)	(445)	(875)	(950)	(4,451)
Eliminations	12	488	500	112	-	-	612
Operating, general and
administrative expenses external	(1,260)	(421)	(1,681)	(333)	(875)	(950)	(3,839)

Income (loss) from operations
internal	1,166	(644)	522	43	(381)	(950)	(766)
Eliminations	(100)	488	388	(376)	(12)	-	-
Income (loss) from operations
external	$1,066	$(156)	$910	$(333)	$(393)	$(950)	$(766)

	Fee Timber
Nine Months Ended	Pope Resources	ORM Timber	Total	Timberland Management &	Real
September 30, (in thousands)	Timber	Funds	Fee Timber	Consulting	Estate		Other	Consolidated
2012
Revenue internal	$24,881	$10,854	$35,735	$1,603	$5,905		$-	$43,243
Eliminations	(415)	-	(415)	(1,603)	(36)		-	(2,054)
Revenue external	24,466	10,854	35,320	-	5,869		-	41,189

Cost of timber and land sold	(11,149)	(9,402)	(20,551)	-	(670)		-	(21,221)

Operating, general and
administrative expenses internal	(3,106)	(3,063)	(6,169)	(1,594)	(15,927	) *	(3,000)	(26,690)
Eliminations	36	1,603	1,639	415	-		-	2,054
Operating, general and
administrative expenses external	(3,070)	(1,460)	(4,530)	(1,179)	(15,927	) *	(3,000)	(24,636)

Income (loss) from operations
internal	10,626	(1,611)	9,015	9	(10,692)		(3,000)	(4,668)
Eliminations	(379)	1,603	1,224	(1,188)	(36)		-	-
Income (loss) from operations
external	$10,247	$(8)	$10,239	$(1,179)	$(10,728)		$(3,000)	$(4,668)

2011
Revenue internal	$22,918	$13,173	$36,091	$1,577	$3,744		$-	$41,412
Eliminations	(334)	-	(334)	(1,577)	(36)		-	(1,947)
Revenue external	22,584	13,173	35,757	-	3,708		-	39,465

Cost of timber and land sold external	(9,434)	(10,507)	(19,941)	-	(425)		-	(20,366)

Operating, general and
administrative expenses internal	(3,382)	(2,699)	(6,081)	(1,448)	(2,869	) **	(3,192)	(13,590)
Eliminations	39	1,577	1,616	331	-		-	1,947
Operating, general and
administrative expenses external	(3,343)	(1,122)	(4,465)	(1,117)	(2,869	) **	(3,192)	(11,643)

Income (loss) from operations
internal	10,102	(33)	10,069	129	450		(3,192)	7,456
Eliminations	(295)	1,577	1,282	(1,246)	(36)		-	-
Income (loss) from operations
external	$9,807	$1,544	$11,351	$(1,117)	$414		$(3,192)	$7,456

*Includes $12.5 MM of environmental remediation expense
**Includes $346,000 of environmental remediation expense

9.
ORM Timber Fund I, LP (Fund I), ORM Timber Fund II, Inc. (Fund II), and ORM Timber Fund III (REIT) Inc., (Fund III), and collectively (the Funds) were formed by Olympic Resource Management LLC (ORMLLC), a wholly owned subsidiary of Pope Resources, for the purpose of attracting capital to purchase timberlands. The objective of these Funds is to generate a return on investments through the acquisition, management, value enhancement and sale of timberland properties. Each Fund will operate for a term of ten years from the end of the respective drawdown period, with Fund I terminating in August 2017, Fund II terminating in March 2021, and Fund III terminating on the tenth anniversary of the completion of its drawdown period. Fund III’s drawdown period will end at the earlier of placement of all committed capital or 3 years from the date of the final close, which was on July 31, 2012.

Pope Resources and ORMLLC together own 20% of Fund I and Fund II and 5% of Fund III. The Funds are consolidated into the Partnership’s financial statements based in part on ORMLLC’s controlling role as the general partner or managing member of the Funds. The Funds’ statements of operations for the quarters ended September 30, 2012 and September 30, 2011 reflect operating losses of $306,000 and $156,000, respectively. These operating results exclude management fees paid by the Funds to ORMLLC of $515,000 and $488,000 for third quarters of 2012 and 2011, respectively, which are eliminated in consolidation. The Funds’ statements of operation for the nine months ended September 30, 2012 and 2011 reflect an operating loss of $8,000 and operating income of $1.5 million, respectively. These operating results exclude management fees paid by the Funds to ORMLLC of $1.6 million in each of the nine-month periods ended September 30, 2012 and 2011, respectively, which are eliminated in consolidation.

The Partnership’s consolidated balance sheet included assets and liabilities of the Funds as of September 30, 2012 and December 31, 2011, which were as follows:

(in thousands)	September 30, 2012	December 31, 2011
Assets:
Cash	$2,565	$2,404
Other current assets	649	546
Total current assets	3,214	2,950
Timber, timberland and roads (net of $18,275 and $13,729 of accumulated depletion in 2012 and 2011)	132,299	136,313
Other long-term assets	115	126
Total assets	$135,628	$139,389
Liabilities and equity:
Current liabilities excluding long-term debt	$1,602	$1,525
Current portion of long-term debt	33	32
Total current liabilities	1,635	1,557
Long-term debt	11,011	11,036
Total liabilities	12,646	12,593
Funds' equity	122,982	126,796
Total liabilities and equity	$135,628	$139,389

10.
The Partnership has an accrual for estimated environmental remediation costs of $14.2 million as of September 30, 2012 and $2.2 million as of December 31, 2011. The environmental remediation liability represents primarily estimated payments to be made to monitor and remedy certain areas in and around the townsite and millsite at Port Gamble, Washington, and secondarily at Port Ludlow, Washington.

The environmental liability at September 30, 2012 includes an estimate of $578,000 that management expects to expend in the next 12 months and $13.6 million thereafter. In developing its estimate of the Port Gamble environmental liability, management has employed a Monte Carlo statistical simulation model that suggests a potential aggregate range of clean-up cost from $11.9 million to $16.5 million, which corresponds to a two-standard-deviation range from the mean of possible outcomes generated by the simulation model.

Our current estimate of the Partnership’s share of Port Gamble clean-up and NRD mitigation is $14.1 million. Consistent with the methodology we have used in the past to estimate this liability, we used a Monte Carlo simulation model to arrive at a mean value for a multi-variable set of clean-up scenarios.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains a number of projections and statements about our expected financial condition, operating results, and business plans and objectives. These statements reflect management’s estimates based upon our current goals, in light of management’s knowledge of existing circumstances and expectations about future developments. Statements about expectations and future performance are “forward looking statements” which describe our goals, objectives and anticipated performance. These statements are inherently uncertain, and some or all of these statements may not come to pass. Accordingly, you should not interpret these statements as promises that we will perform at a given level or that we will take any or all of the actions we currently expect to take. Our future actions, as well as our actual performance, will vary from our current expectations, and under various circumstances these variations may be material and adverse. Some of the factors that may cause our actual operating results and financial condition to fall short of our expectations are set forth in the part of this report entitled “Risk Factors” in PART II, ITEM 1A below. Some of the issues that may have an adverse and material impact on our business, operating results and financial condition include economic conditions that affect consumer demand for our products and the prices we receive for them both domestically and overseas, particularly in certain parts of Asia; our ability to identify, and to estimate accurately the economic effects of, environmental and other liabilities associated with our assets and operations; government regulation that affects our ability to access our timberlands and harvest logs from those lands; the implications of significant indirect sales to overseas customers, including currency translation, regulatory and tax matters; the effect of financial market conditions on our investment portfolio and related liquidity; environmental and land use regulations that limit our ability to harvest timber and develop property; access to debt financing by our customers as well as ourselves; our ability to consummate proposed or contracted transactions in a manner that will yield revenues; the impacts of climate change and natural disasters on our timberlands and on surrounding areas; and the potential impacts of fluctuations in foreign currency exchange rates as they affect demand for our products and customers’ ability to pay. From time to time we identify other risks and uncertainties in our other filings with the Securities and Exchange Commission. The forward-looking statements in this report reflect our estimates as of the date of the report, and we cannot undertake to update these statements as our business operations and environment change.

This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included with this report.

EXECUTIVE OVERVIEW

Pope Resources, A Delaware Limited Partnership (“we” or the “Partnership”), is engaged in three primary businesses. The first, and by far most significant segment in terms of owned assets and operations, is the Fee Timber segment. This segment includes timberlands owned directly by the Partnership and operations of the three private equity funds (“Funds”). When we refer to the timberland owned by the Partnership, we describe it as the Partnership’s tree farms. We refer to timberland owned by the Funds as the Funds’ tree farms. When referring collectively to the Partnership’s and Funds’ timberland we will refer to them as the Combined tree farms. Operations in this segment consist of growing timber to be harvested as logs for sale to export brokers and domestic manufacturers. The second most significant business in terms of total assets owned is the development and sale of real estate. Real Estate activities primarily take the form of securing permits, entitlements, and, in some cases, installing infrastructure for raw land development and then realizing that land’s value by selling larger parcels to buyers who will take the land further up the value chain, either to home buyers or to operators and lessors of commercial property. Since these land projects span multiple years, the Real Estate segment may incur losses for multiple years while a project is developed, and will not recognize operating income until that project is sold. In addition, within this segment we sometimes negotiate and sell development rights in the form of conservation easements (CE’s) on Fee Timber properties to preclude future development. Our third business, which we refer to as Timberland Management & Consulting, or “TM&C,” is raising and investing capital from third parties and the Partnership for private equity timber funds, and thereafter managing those funds for the benefit of all investors.

Our current strategy for adding timberland acreage is centered on our private equity timber fund business model, which consists of raising investment capital from third-party investors and investing that capital, along with our own co-investment, into new timberland properties. We have closed and invested capital from two timber funds, with assets under management now totaling $171 million. Our 20% co-investments in Funds I and II, and our 5% co-investment in Fund III, which collectively totaled $28 million as of September 30, 2012, afford us a share of the Funds’ operating cash flows while also allowing us to earn asset management and timberland management fees as well as incentive fees based upon the overall success of each fund. Management also believes that this strategy allows us to maintain more sophisticated expertise in timberland acquisition, valuation, and management than could be cost-effectively maintained for the Partnership’s timberlands alone. We believe our co-investment strategy also boosts our credibility with existing and prospective investors by demonstrating that we have both an operational as well as a financial commitment to the Funds’ successes.

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

Land held for sale in western Washington by our Real Estate segment represents property that has been deemed suitable for residential and commercial building sites. The markets for these resources have suffered recently along with regional and national markets, producing a decline in our sales. The challenge for our Real Estate segment centers around how and when to “harvest” a parcel of land and capture the optimum value increment by selling the property, balancing the long-term risks and costs of carrying and developing a property against the potential for income and positive cash flows upon sale.

We have entered into a purchase and sale agreement with a buyer that will acquire approximately 17 acres within our Harbor Hill project in Gig Harbor, Washington, in order to develop a continuing care retirement community.  The agreement gives the buyer up to 45 months to close and, as such, consistent with accounting guidelines, revenue will be recognized on this transaction once it is earned and we concluded we have no material continuing involvement or obligation to the purchaser.  With this signed agreement, all our multi-family parcels in the Harbor Hill project are under contract.

Revenue nearly doubled from the third quarter of 2011 to the third quarter of 2012 primarily due to the $2.9 million sale of the 2-acres of land underlying our corporate office building in Poulsbo and a nearly 1,900-acre conservation easement sale on our Columbia tree farm, which yielded proceeds of $1.2 million. These were third quarter 2012 transactions in our Real Estate segment that did not have a counterpart in the third quarter of 2011. The increased real estate sales activity coupled with a 45% increase in log sale volume, partially offset by a 5% decline in average log price, served to significantly increase revenue when comparing third quarter of 2011 to third quarter of 2012.

Weakness in third quarter 2012 log prices, compared to the same period in 2011, was offset by increased demand from domestic sawmills and some export markets. In spite of a gradual U.S. housing market recovery and some domestic demand for wood to be milled for the Japan market, the absence of a current year equivalent to the 2011 surge in China log markets translated into overall log price weakness during the third quarter of 2012. We harvested 17 MMBF in the third quarter of 2012 compared to 35 MMBF in the second quarter of 2012, which included 4.4 MMBF from a timber deed sale, and 12 MMBF in the third quarter of 2011. The decline in harvest volume from the second to the third quarter of 2012 reflects our response to stronger pricing in the first half of 2012 that led us to move third quarter volume up into the first half as well as our expectation of an increase in regional supply of logs and lumber that typically occurs in the summer when logging operations in high elevation areas hit their peak.

Realized log prices declined $7/MBF, or 1%, from the second to the third quarter of 2012 and $30/MBF, or 5%, from the third quarter of 2011 to the third quarter of 2012. For the nine months ended September 30, 2012 and 2011, we harvested 66 MMBF and 61 MMBF, respectively. The 2012 year-to-date volume total of 66 MMBF includes a 4.4 MMBF timber deed sale, a second quarter transaction in which we sold rights to harvest timber on our timberlands rather than harvesting and selling logs directly. Realized log prices during the nine months ended September 30, 2012 declined $31/MBF, or 5%, from the same nine-month period in 2011.

We expect our harvest volume for the full year 2012 to be between 80 and 82 MMBF, with the final total depending on weather conditions and the strength or weakness of log markets as we transition to winter. This harvest volume total includes the aforementioned 4.4 MMBF timber deed sale.  This projected total represents approximately 50 MMBF from Partnership tree farms and 30 MMBF from Fund tree farms.  Generally speaking, we aim to set our annual Partnership tree farm harvest level at a long-term sustainable level, which approximates 44 MMBF.  During the depths of the housing downturn in 2008 through 2010, however, we deferred considerable harvest and now that markets are recovering, we are metering in a portion of that deferral.  With respect to Fund tree farms, our harvest targets are less guided by long-term sustainability models and more by ten-year harvest plans developed during property acquisition modeling. These ten-year harvest plans are designed at a fund portfolio level to balance cash flows during the holding period with a view to also optimizing the property values at the windup of each Fund’s ten-year life.  Relative to the planned harvest level from the Fund tree farms, harvest volume was also deferred during the housing downturn, which will be similarly metered in during the market recovery.

RESULTS OF OPERATIONS

The following table reconciles and compares key revenue and cost elements that impacted our net income (loss) for the respective quarter and year-to-date periods ended September 30, 2012 and September 30, 2011. In addition to the table’s numerical analysis, the explanatory text that follows the table describes certain of these changes by business segment.

		Nine Months
	Quarter Ended	Ended
(in thousands)	September 30,	September 30,
Net income (loss) attributable to Pope Resources' unitholders:
2012 period	$3,675	$(4,414)
2011 period	(562)	6,405
Variance	$4,237	$(10,819)
Detail of variance:
Fee Timber
Log volumes (A)	$2,949	$654
Log price realizations (B)	(514)	(2,097)
Stumpage sales	-	1,026
Production costs	(1,178)	(897)
Depletion	(510)	254
Other Fee Timber	(2)	(52)
Timberland Management & Consulting
Other Timberland Management & Consulting	(39)	(62)
Real Estate
Land and conservation easement sales	1,377	(931)
Sale of land underlying corporate office	2,726	2,726
Timber depletion on land sale	-	150
Other Real Estate	(751)	(933)
Environmental remediation costs	2	(12,154)
General & administrative costs	118	192
Net interest expense	89	208
Taxes	(182)	(23)
Noncontrolling interest	152	1,120
Total variances	$4,237	$(10,819)

(A) Volume variance calculated by extending change in sales volume by the average log sales price for the comparison period.
(B) Price variance calculated by extending the change in average realized price by current period sales volume.

Fee Timber

Fee Timber results include operations from 114,000 acres of timberland owned by the Partnership and 61,000 acres of timberland owned by the Funds. Fee Timber revenue is earned primarily from the harvest and sale of logs from these timberlands which are located in western Washington and northwestern Oregon and, to a lesser extent, from the ground leases for cellular communication towers, gravel mines and quarries, together with the sale of other resources from our timberlands. Our Fee Timber revenue is driven primarily by the volume of timber harvested and the average log price realized on the sale of that harvested timber. Our volume harvested is typically based on manufactured log sales to customers or exporters. However, during the second quarter of 2012, we sold rights to harvest timber (timber deed sale) from the Hood Canal Tree Farm. In this section of this document, volumes sold and calculations of average price realized during the reporting period exclude the timber deed sale, except where it is called out as included. Harvest volumes are generally expressed in million board feet (MMBF) increments and harvest revenue and related costs are generally expressed in terms of revenue or cost per thousand board feet (MBF). Fee Timber expenses, which consist predominantly of harvest, hauling, and depletion costs, vary directly and roughly proportionately with harvest volume and the resulting revenues. Revenue and costs related to harvest activities on timberland owned by the Funds are consolidated into this discussion of operations.

When discussing our Fee Timber operations, we compare current results to both the previous quarter and the corresponding quarter of the prior year, as well as current year-to-date results to the prior year-to-date results. These comparisons provide an opportunity to note trends in log prices and patterns of harvest volumes that affect Fee Timber operating results. Revenue and operating income for the Fee Timber segment for the quarters ended September 30, 2012, June 30, 2012, and September 30, 2011 were as follows:

(in millions) Quarter ended	Log Sale Revenue	Mineral, Cell Tower & Other Revenue	Total Fee Timber Revenue	Operating Income	Harvest Volume (MMBF)
Partnership tree farms	$5.5	$0.4	$5.9	$1.9	10.1
Funds' tree farms	3.5	-	3.5	(0.3)	7.0
Total Fee Timber September 30, 2012	$9.0	$0.4	$9.4	$1.6	17.1

Partnership tree farms	$10.3	$1.3	$11.6	$5.1	18.8
Funds' tree farms	5.8	-	5.8	0.3	11.4
Total Fee Timber June 30, 2012	$16.1	$1.3	$17.4	$5.4	30.2

Partnership tree farms	$3.8	$0.4	$4.2	$1.1	6.9
Funds' tree farms	2.7	-	2.7	(0.2)	4.9
Total Fee Timber September 30, 2011	$6.5	$0.4	$6.9	$0.9	11.8

Comparing Q3 2012 to Q2 2012. Fee Timber revenue declined $8.0 million, or 46%, from $17.4 million in the second quarter of 2012 to $9.4 million in the third quarter of 2012 primarily as a result of 13 MMBF, or 43%, reduction in harvest volume in the third quarter. This volume variance does not include a 4.4 MMBF timber deed sale that occurred the second quarter of 2012, which appears in the table above in the Mineral, Cell Tower, & Other Revenue column, and which had no counterpart in the third quarter of 2012, magnifying the disparity in revenue between the two periods. The harvest volume decrease from second to third quarter reflects a plan to move volume forward into the second quarter to both take advantage of favorable pricing during the first half of the year and limit third quarter harvest during a time when harvest operations are typically at their peak due to favorable weather in the Pacific Northwest that enables access to higher elevation harvest units. Some softening in log prices is common in the third quarter of each year as customers have more alternatives for log purchases.

Operating income for the third quarter of 2012 decreased by $3.8 million, or 70%, from second quarter 2012 results. Income decreased as a result of the decline in harvest volume and the third quarter absence of an equivalent to the second quarter timber deed sale which provided $765,000 of operating income during the second quarter. The operating income decline was also made more pronounced by a slightly heavier mix of total harvest from the Timber Funds, which carry a higher depletion expense per MBF.

Revenue in the Funds declined $2.3 million, or 40%, during the third quarter of 2012, with $3.5 million generated during the third quarter compared with revenue of $5.8 million in the second quarter of 2012. The drop in revenue was driven by a 4 MMBF, or 39%, decrease in harvest volume from 11 MMBF in the second quarter of 2012 to 7 MMBF in the third quarter of 2012. This harvest volume reduction is the primary contributory factor to a shift of Fund operating results from income of $286,000 during the second quarter of 2012 to a loss of $306,000 during the third quarter of 2012.

Comparing Q3 2012 to Q3 2011. Notwithstanding the advance of some of third quarter 2012 volume into the first half of this year, harvests were still 45% higher in the third quarter of 2012 compared to the third quarter of 2011. This harvest volume differential served to lift third quarter 2012 Fee Timber revenue by $2.5 million, or 36%, over the comparable period in the prior year, with the effect of higher volume partially offset by a $30/MBF, or 5%, reduction in average realized log price during 2012. Operating income for the third quarter of 2012 was $745,000, or 82%, higher than it was for the same period in 2011, again primarily due to the increased harvest volume. In the third quarter of 2012, our focus was on maximizing net stumpage values by selling to specific domestic sawmills rather than to the export market, which had softer demand in 2012 relative to 2011. Sawmill destinations were based on proximity to our tree farms to minimize haul costs and thereby enable higher net realized log returns than we otherwise would have recognized.

Third quarter 2012 Fund revenue rose 28% to $3.5 million from $2.7 million for the same quarter in 2011 on a 2 MMBF, or 43%, jump in harvest volume. Operating loss for the period increased from $156,000 in 2011 to $306,000 in 2012 as a result of higher harvest and haul costs.

Revenue and operating income for the Fee Timber segment for year-to-date periods ended September 30, 2012 and September 30, 2011 were as follows:

(in millions) Nine Months Ended	Log Sale Revenue	Mineral, Cell Tower & Other Revenue	Total Fee Timber Revenue	Operating Income	Harvest Volume (MMBF)
Pope Resources Timber	$22.4	$2.1	$24.5	$10.2	40.6
Timber Funds	10.8	-	10.8	-	21.2
Total Fee Timber September 30, 2012	$33.2	$2.1	$35.3	$10.2	61.8

Pope Resources Timber	$21.4	$1.1	$22.5	$9.8	36.8
Timber Funds	13.2	-	13.2	1.5	24.1
Total Fee Timber September 30, 2011	$34.6	$1.1	$35.7	$11.3	60.9

Comparing YTD 2012 to YTD 2011. Fee Timber revenue for the first nine months of 2012 declined slightly by $437,000, or 1%, over the comparable period in 2011. A relatively weaker Chinese log export market in 2012 as compared to 2011 is primarily responsible for the decline in log prices, which was the primary contributor to a $1.1 million, or 10%, decline in operating income from 2011 to 2012. Fee timber operating income in 2012 was bolstered by the second quarter timber deed sale which provided $765,000 of operating income and, to some extent, by a relatively lower harvest from Fund timberlands in 2012 compared to 2011, because harvesting from the Partnership’s lands provides for a lower depletion expense and a correspondingly higher operating margin.

Log Volume

We harvested the following log volumes by species from the Combined tree farms, exclusive of the aforementioned 4.4 MMBF timber deed sale, for the quarters ended September 30, 2012, June 30, 2012, and September 30, 2011:

Volume (in MMBF)	Quarter Ended
Sawlogs	Sep-12	% Total	Jun-12	% Total	Sep-11	% Total
Douglas-fir	10.1	59%	19.3	64%	5.9	50%
Whitewood	4.2	25%	5.8	19%	2.6	22%
Cedar	0.2	1%	0.3	1%	0.2	2%
Hardwood	0.4	2%	1.1	4%	0.7	6%
Pulpwood
All Species	2.2	13%	3.7	12%	2.4	20%
Total	17.1	100%	30.2	100%	11.8	100%

Comparing Q3 2012 to Q2 2012. Harvest volume declined 13 MMBF, or 43%, from the second to the third quarter of 2012. The decrease reflects a decision to advance some of the third quarter 2012 volume into the first half of 2012 and capture stronger pricing and to avoid competing with large seasonal volumes of wood entering the market. Douglas-fir harvest volume, as a percent of overall harvest, declined from the second to the third quarter of 2012 due to an increase in harvest from the Funds, which increased from 33% of the second quarter volume to 41% of the third quarter volume. The Funds’ tree farms have a higher mix of whitewood species relative to the Partnership tree farms, which are heavier to Douglas-fir. As such, the whitewood volume increased from 19% of the second quarter harvest mix to 25% of the total third quarter harvest mix.

Comparing Q3 2012 to Q3 2011. Harvest volumes were up by 5 MMBF, or 45%, from the third quarter of 2011 to the same period in 2012. The difference in volume results mainly from the 2011 reduction in harvest in the third quarter due to heavy weighting of the 2011 harvest activities to the first half of 2011. We have noted declines in local pulpwood prices as result of the closure of a major regional pulp mill, which served to increase pulpwood inventories generally and drive down prices. Additionally, sawmills, the low cost supplier preference of pulp mills, continue to gradually increase production, thus further suppressing the demand for, and weakening prices of, woodchips from whole logs. As a result of these market dynamics, we shifted to a heavier mix of sawlog stands, which resulted in both an increased proportion of Douglas-fir sawlogs and a lower proportion of pulpwood.  Douglas-fir volume increased 71% between 2011 and 2012, while its proportion of our total harvest mix increased from 50% in 2011 to 59% in 2012. There was a 9% decline in pulpwood volumes that dropped this mix component’s share of the overall sort mix from 20% of third quarter 2011 harvest to 13% of third quarter 2012 harvest as we de-emphasized units heavy to pulpwood.

Comparing YTD 2012 to YTD 2011. We harvested the following log volumes by species from the Combined tree farms, exclusive of the aforementioned 4.4 MMBF timber deed sale, for the nine months ended September 30, 2012 and September 30, 2011:

Volume (in MMBF)	Nine Months Ended
Sawlogs	Sep-12	% Total	Sep-11	% Total
Douglas-fir	40.5	65%	35.2	58%
Whitewood	10.9	18%	14.2	23%
Cedar	0.6	1%	1.0	2%
Hardwood	1.9	3%	1.8	3%
Pulpwood
All Species	7.9	13%	8.7	14%
Total	61.8	100%	60.9	100%

Harvest volumes were mostly flat, increasing 1 MMBF, or 1%, in the first nine months of 2012 over the same period in 2011. Harvest from the Partnership tree farms increased 4 MMBF, or 10%, from 37 MMBF to 41 MMBF in 2011 and 2012, respectively. Harvest from the Funds dropped 3 MMBF, or 12%, from 24 MMBF to 21 MMBF in 2011 and 2012, respectively. This shift in harvest volume mix from 2011 to 2012 reflects particularly a change in the whitewood export log market where, in its incipient stage in 2011, the China market paid a very large premium for otherwise lower-valued domestic whitewood logs. This situation did not occur in 2012, thus whitewood prices in the geographies of our Funds reflected low export demand and relatively weak local domestic prices as well. This is reflected in the decline of whitewood harvest volumes from 23% of the 2011 mix to 18% of the 2012 mix and a corresponding increase in Douglas-fir volumes from 58% in 2011 to 65% in 2012.

Log Prices

Logs from the Combined tree farms serve a number of different domestic and export markets, with domestic mills historically representing our largest market destination. This customer mix shifted, however, in the fourth quarter of 2010 when logs destined for export markets represented the largest share of our total log sales, driven by the China export log market accepting a lower quality product than what has traditionally defined an export log. As a result, significant volumes that theretofore would have been sold to domestic mills instead flowed to the China market beginning with 2010 when our export mix surged to 33% and peaked at 45% in 2011. From 2010 through the third quarter of 2011, the relative strength of the China export market was a driving force for much of our log pricing. This shifted during the fourth quarter of 2011 when oversupply abruptly reduced demand from China. We reacted by shifting a greater proportion of our log supply to domestic mills. In the first quarter of 2012 most of our export volume was comprised of higher-value Douglas-fir logs going to Japan. This mix, however, shifted once again during the second quarter of 2012 with improved lumber demand from higher housing starts and a situation where we responded with increased sales of high-grade Douglas-fir logs to a limited number of domestic mills suitable for milling high-value Japanese lumber grades. This shift has continued into the third quarter of 2012 and allowed us to realize equivalent delivered log prices while generating shorter hauls and thus a higher net log realization. Improvement in demand from the domestic market has historically resulted in a compression of spreads between realized export and domestic log prices (hardwood data is excluded from domestic data when calculating export-to-domestic spreads), which decreased from $43/MBF, or 8%, from the third quarter of 2011, to $11/MBF, or 2%, in the third quarter of 2012. The spread increased slightly from the second to the third quarter of 2012 from $6/MBF, or 1%, to $11/MBF, or 2%. The fluctuation in the export and domestic log price spread in 2012 is a reflection of a spot export market for our Columbia tree farm during the third quarter of 2012, rather than a broader economic signal. The spread between the export and domestic log prices of $64/MBF, or 11%, in the first nine months of 2011 dropped to $31/MBF, or 6%, in the first nine months of 2012.

We realized the following log prices by species for the quarters ended September 30, 2012, June 30, 2012, and September 30, 2011:

		Quarter Ended
		Sep-12	Jun-12	Sep-11
Average price realizations (per MBF):
Sawlogs
	Douglas-fir	$577	$571	$597
	Whitewood	486	500	562
	Cedar	1,087	1,037	924
	Hardwood	592	598	622
Pulpwood	All Species	273	323	385
Overall		525	532	555

The following table compares the dollar and percentage change in log prices from the second quarter of 2012 and the third quarter of 2011 to the third quarter of 2012:

		Change to September 2012
		Jun-12		Sep-11
		$/MBF	%	$/MBF	%
Sawlogs	Douglas-fir	$6	1%	$(20)	-3%
	Whitewood	(14)	-3%	(76)	-14%
	Cedar	50	5%	163	18%
	Hardwood	(6)	-1%	(30)	-5%
Pulpwood	All Species	(50)	-15%	(112)	-29%
Overall		(7)	-1%	(30)	-5%

Overall log prices in the third quarter of 2012 are off from both the second quarter of 2012 and the third quarter of 2011 due to both softer whitewood pricing brought about directly and indirectly by weaker export log demand from China and by weak pulpwood markets. With the closure of a major regional pulp mill coupled with increased lumber production, we have experienced a significant decline in pulpwood prices relative to both the second quarter of 2012 and the third quarter of 2011. During the third quarter of 2012, the mix of harvest volume from the Funds, which contain a high proportion of whitewood, increased from 33% of second quarter harvest volume to 41% of third quarter harvest volume. The second to third quarter price decline was worsened by lack of demand and increased supply in the pulpwood market, further detailed in the species discussion that follows. However, a spot export market from our Columbia tree farm and a spot domestic market seeking high value Douglas-fir to be milled for the Japan market, rather than broad economic improvements, helped to soften the declines from the second to the third quarter of 2012.

The following table compares the dollar and percentage change in log prices between the first nine months of 2012 and the first nine months of 2011:

		Nine Months Ended
		Sep-12			Sep-11
			∆ from Sep-12 to Sep-11
			$/MBF	%
Sawlogs	Douglas-fir	$577	$(35)	-6%	$612
	Whitewood	494	(55)	-10%	549
	Cedar	1,044	79	8%	965
	Hardwood	594	36	6%	558
Pulpwood	All Species	334	(42)	-11%	376
Overall		537	(31)	-5%	568

Overall log prices are down $31/MBF, or 5%, in 2012 from 2011 due to weakness in the export market and factors discussed below under each of the major species sorts.

Douglas-fir: Douglas-fir is noted for its structural characteristics that make it generally preferable to other softwoods for the production of construction grade lumber and plywood. Demand and price for Douglas-fir sawlogs have historically been very dependent upon the level of new home construction in the U.S. The direct link between Douglas-fir sawlog prices and domestic housing starts was less pronounced with the housing crash in 2008, but the effect was offset in 2011 by demand from the export market in China. There has been continued softness in this export market to China during the third quarter of 2012, offset by a spot export market from the Columbia tree farm and an increase in demand from domestic sawmills and modest improvement in housing starts. These factors served to lift the average price realized on Douglas-fir logs by $6/MBF, or 1%, in the current quarter compared to the second quarter of 2012. The disparity between third quarter 2011 and third quarter 2012 export prices is more exaggerated than the second-to-third-quarter 2012 shift and served to reduce average price realized $20/MBF, or 3%, when comparing the third quarter of 2012 to the same period in 2011. The absence of a strong China market in 2012 versus 2011 caused the realized price to decrease $35/MBF, or 6%, from the first nine months of 2011 to the same period in 2012.

Whitewood: “Whitewood” is a term used to describe several softwood species, but for us primarily refers to western hemlock. Though generally considered to be of a lower quality than Douglas-fir, these logs are also used for manufacturing construction grade lumber. Historically, there has been a modest export market for whitewood logs, with most of this volume going to Korea. This changed beginning in 2010 as the China log export market demonstrated an appetite for softwood logs with little apparent regard or discrimination as to species. During 2010 and 2011, to the extent we were able to access whitewood stands, we harvested this species preferentially to take advantage of its higher relative price lift resulting from surging export demand. This strategy benefitted the Funds’ tree farms more than the Partnership tree farms because the former contain a higher proportion of whitewood, while the Partnership’s whitewood stands tend to be at higher elevations and not easily accessible during winter. The substantial pullback in the China market in 2012 served to bring whitewood prices down during the third quarter of 2012 by $76/MBF, or 14%, compared to the third quarter of 2011, and by $55/MBF, or 10%, when comparing the first nine months of 2012 to the first nine months of 2011. The modest log price decline between the second and third quarters of 2012 of $14/MBF, or 3%, was driven more by a shift in harvest mix between Partnership and Fund lands than a decline in the log markets.

Cedar: Cedar is a minor component in most upland timber stands and is generally used for outdoor applications such as fencing, siding and decking. Although there is a link between demand for these products and housing starts, this link is not as strong as with most other softwood species. Cedar prices experienced a seasonal uptick of $50/MBF, or 5%, from the second quarter of 2012 to third quarter of 2012 and $163/MBF, or 18%, from the third quarter of 2011 to the third quarter of 2012. Cedar prices increased by $79/MBF, or 8%, from the first nine months of 2011 to the first nine months of 2012.

Hardwood: “Hardwood” can refer to many different species, but on our tree farms primarily consists of red alder. The local mills that process red alder sawlogs are using the resource to manufacture lumber for use in furniture and cabinet construction. Hardwood prices have experienced a gradual increase over the past several years, from $446 in 2009 up to $592 in the third quarter of 2012, with peaks and dips in between. This increasing price trend is due to mill consolidations and shutdowns, leaving the most efficient mills in operation. As such, hardwood prices for the nine-month period in 2012 are up $36/MBF, or 6%, compared to the nine-month period in 2011. Hardwood prices dipped slightly $6/MBF, or 1%, and $30/MBF, or 5%, when compared to the second quarter of 2012 and the third quarter of 2011.

Pulpwood: Pulpwood is a lower quality conifer or hardwood log unsuitable for the manufacture of lumber but having value when manufactured into wood chips that are sold to the pulp and paper industry. Sawmills typically provide the bulk of the chips used by pulp mills, as they are a low cost residual by-product requiring minimal manufacturing cost and handling. The pulpwood log market has enjoyed relative strength in recent years as a direct result of sawmills taking significant downtime in response to the slowdown in housing starts, thus depriving pulp mills of their traditionally preferred, lowest cost source of raw material. However, the closure of a major regional pulp mill served to create excess pulpwood inventory and weaker demand. In addition, a gradual increase in sawmill production helped to push down the demand for and, thus the price, of pulpwood logs sold directly to pulp mills as a primary alternative raw material source. For the quarter ended September 30, 2012, pulpwood prices were down $50/MBF, or 15%, and $112/MBF, or 29%, over the second quarter of 2012 and the third quarter of 2011, respectively. For the nine months ended September 30, 2012, pulpwood prices were down $42/MBF, or 11%, over the same period in 2011.

Customers

We have explained the shift in the export market for our logs destined for Japan, which continues to be a consistent but less concentrated export customer, to China and Korea, and how this has created pricing pressure on our domestic customers. The recent oversupply of Pacific Northwest logs in China coupled with an increase in freight costs has slowed demand and decreased pricing to the export markets in China and Korea. As a result, we shifted a greater proportion of our production to domestic mills, which have enjoyed stronger lumber markets as housing starts have improved and, to a lesser extent, found spot markets in Japan for milled lumber.

The ultimate decision on where to sell logs is based on the net proceeds we receive after considering both the delivered log prices from a prospective customer and the hauling cost needed to get logs to that customer. In instances where harvest operations are in close proximity to a mill relative to the export yard of a broker, we may take advantage of favorable haul costs over selling to an export customer at a higher delivered price but whose yard may be a greater distance from a harvest unit resulting in higher haul costs. The higher net delivered log value earned by selling to the domestic mill will, in such instances, result in sales of logs otherwise intended for Asia being diverted to domestic markets. As such, realized log price movements are influenced by marketing decisions predicated on a net return mentality rather than exclusively focusing on the delivered log price.

The table below categorizes logs sold by customer type as well as timber deed sales for the quarters ended September 30, 2012, June 30, 2012, and September 30, 2011:

	Q3 2012			Q2 2012			Q3 2011
	Volume			Volume			Volume
Destination	MMBF	%	Price	MMBF	%	Price	MMBF	%	Price
Export brokers	2.3	13%	$570	4.7	16%	$565	4.9	42%	$614
Domestic mills	12.6	74%	560	21.8	72%	561	4.5	38%	579
Pulpwood	2.2	13%	273	3.7	12%	323	2.4	20%	385
Subtotal	17.1	100%	525	30.2	100%	532	11.8	100%	555

Timber deed sale	-		$-	4.4		$231	-		$-
Total	17.1			34.6			11.8

Comparing Q3 2012 to Q2 2012. Volume sold to the export market declined to 13% of the third quarter volume compared to 16% of the second quarter volume. The loss in volume was picked up by the domestic market which increased from 72% of the second quarter volume to 74% of the third quarter volume. Notwithstanding overall weakness in export demand during the third quarter relative to the second quarter, prices paid by export brokers increased $5/MBF, or 1%, which reflects some spot regional markets, rather than broad economic strength of export markets. Prices paid by domestic markets saw a marginal decline of $1/MBF, or less than 1%. This decline would have been greater had it not been helped by modest improvements in housing starts and, in some instances, higher value Japanese export lumber grades produced by domestic mills. Our sales to the pulpwood market were flat from the second quarter 2012 to the third quarter 2012. However, steep declines in pulpwood prices from $323/MBF during the second quarter of 2012 to $273/MBF during the third quarter of 2012 contributed to the decrease in our average price realized given the drop in price of $50/MBF, or 15%. Overall realized log prices declined $7/MBF, or 1%, from the second to the third quarter of 2012.

During the second quarter of 2012, we also closed on the sale of a timber deed for 4.4 MMBF of stumpage, yielding $231/MBF stumpage value, to a third-party buyer through a competitive bid process. The sale allows the purchaser to harvest from a discrete area on one of the Partnership’s tree farms until September 2013. In order to make a meaningful comparison of the stumpage price realized from the timber deed sale to prices realized from other destinations in the above table, estimated costs must be added back to the timber deed sale. We estimate costs to harvest the 4.4 MMBF and to deliver it to downstream customers to be approximately $320/MBF thereby equating to an estimated delivered log price of $551/MBF. The timber deed sale had no counterpart in the third quarter of 2012.

Comparing Q3 2012 to Q3 2011. Volume sold to export brokers as a percentage of total harvest declined to 13% in the third quarter of 2012 from 42% for the comparable period in the prior year, with a $44/MBF, or 7%, decline in prices paid. In contrast, volumes sold to domestic mills increased to 74% of total sales in the third quarter of 2012 compared to 38% of prior year’s, with a decrease in prices paid by domestic mills of $19/MBF, or 3%. Notwithstanding this price decline, prices paid in the domestic market in 2012 were somewhat buoyed by modest improvements in housing starts and, in some instances, higher value Japanese export lumber grades produced by domestic mills. Pulpwood volumes decreased from 20% of third quarter 2011 volume to 13% of third quarter 2012 volume with a $112/MBF, or 29%, decrease in price. Overall average log prices declined $30/MBF, or 5%, in the third quarter of 2012 from the same period in 2011. Local pulpwood markets were negatively impacted in 2012 by the closure of a regional pulp mill, thereby creating excess pulpwood inventories and driving down prices. The pulpwood market has also softened as sawmills have gradually increased production and thus provided pulp mills a low cost alternative to pulpwood.

The table below categorizes logs sold by customer type as well as timber deed sales for the year-to-date periods ended September 30, 2012 and September 30, 2011:

	Nine Months Ended
	30-Sep-12			30-Sep-11
	Volume			Volume
Destination	MBF	%	Price	MBF	%	Price
Export brokers	14.3	23%	$588	32.1	53%	$625
Domestic mills	39.6	64%	559	20.1	33%	560
Pulpwood	7.9	13%	334	8.7	14%	376
Subtotal	61.8	100%	537	60.9	100%	568

Timber deed sale	4.4		$231	-		$-
Total	66.2			60.9

Comparing YTD 2012 to YTD 2011. Export brokers purchased 23% of total year-to-date volume compared with 53% during the same period in 2011. The loss of volume was made up entirely by the domestic mills that purchased 64% of the 2012 volume versus 33% of the 2011 volume. This was due to a weaker Chinese export log market with far less demand in 2012 than the same period in 2011 and a $37/MBF, or 6%, decline in prices paid. Although the domestic market consumed more logs as a result of gradually improving housing starts and some spot markets for lumber bound for export markets, domestic log prices declined $1/MBF from 2011 to 2012. With added lumber production and the closure of a regional pulp mill, pulpwood volume decreased by a modest 1% of the product mix, but prices declined by $42/MBF, or 11%, from 2011 to 2012. Overall, these market dynamics led to a $31/MBF, or 5%, decline in prices paid from 2011 to 2012.

Cost of Sales

Cost of sales for the Fee Timber segment consists of harvest, haul, and harvest excise tax costs along with depletion expense. Harvest excise tax costs in Washington State are based on a 5% tax on net stumpage value, as determined by the State using an estimation of historical stumpage values. Oregon currently charges a harvest excise tax based on harvest volume; the rate is approximately $4/MBF. These costs all vary directly with actual harvest volume. Harvest costs will vary by terrain, with steeper slopes requiring more expensive cable systems with a high labor component, while more moderate slopes can be harvested with mechanized equipment and lower relative costs. Harvest and haul costs represent the direct cost incurred to convert trees into logs and deliver those logs to the point of sale. Depletion expense represents the cost of acquiring or growing the harvested timber. The applicable depletion rate is derived by dividing the aggregate cost of merchantable stands of timber (age 35 and older), together with capitalized road expenditures, by the estimated volume of merchantable timber available for harvest at the beginning of that year. The depletion rate is applied to the volume harvested in a given period to calculate depletion expense for that period. Because of the relatively recent acquisition dates, and thus relatively higher acquisition costs, of the Funds’ tree farms, the depletion rates associated with harvests from those properties are considerably higher than for harvests from the Partnership’s tree farms. Partnership depletion consists primarily of historical timber cost that has been owned by the Partnership for many decades, as well as the Columbia tree farm property that was acquired in 2001.

Fee Timber cost of sales for the quarters ended September 30, 2012, June 30, 2012, and September 30, 2011, respectively, was as follows, with the first table expressing these costs in total dollars and the second table expressing the costs on a per unit of production basis:

(in millions) Quarter Ended	Harvest, Haul and Other	Depletion*	Total Cost of Sales	Harvest Volume (MMBF)
Sep-12	$4.0	$2.1	$6.1	17.1
Jun-12	6.7	3.7	10.4	30.2
Sep-11	2.8	1.6	4.4	11.8

(amounts per MBF) Quarter Ended	Harvest, Haul and Other	Depletion*	Total Cost of Sales
Sep-12	$234	$122	$356
Jun-12	219	108	327
Sep-11	236	133	369
*Q2 2012 Calculation includes 4.4 MMBF from timber deed sale; 34.6 MMBF

Comparing Q3 2012 to Q2 2012. Cost of sales decreased $4.3 million, or 41%, from the second to the third quarter of 2012. The decrease was due primarily to a 51% reduction in harvest volume from 35 MMBF, including 4.4 MMBF sold through a timber deed, to 17 MMBF offset in part by a third quarter increase in harvest and haul costs and a shift in weighting of harvest to the Funds’ tree farms from 33% in the second quarter to 41% during the third quarter. Depletion rates for the Funds’ tree farms are higher than depletion rates for the Partnership’s tree farms because the former were purchased more recently and thus at a higher relative acquisition cost.

Comparing Q3 2012 to Q3 2011. Cost of sales increased $1.7 million, or 39%, in the third quarter of 2012 versus the comparable period in 2011 as a result of a 5 MMBF, or 45%, increase in harvest volume. However, cost of sales dipped $13/MBF, or 4%, due to a decline in depletion costs associated with a shift in harvest mix within the Funds’ tree farms. Harvest, haul, and other costs, as measured on a $/MBF basis, were essentially flat, decreasing $2/MBF, or 1%.

Fee Timber cost of sales for the year-to-date periods ended September 30, 2012 and September 30, 2011, respectively, was as follows, with the first table expressing these costs in total dollars and the second table expressing the costs on a per unit of production basis:

(in millions) Nine Months Ended	Harvest, Haul and Other	Depletion*	Total Cost of Sales	Harvest Volume (MMBF)
Sep-12	$13.4	$7.2	$20.6	61.8
Sep-11	12.5	7.5	$20.0	60.9

(amounts per MBF) Nine Months Ended	Harvest, Haul and Other	Depletion*	Total Cost of Sales
Sep-12	$216	$109	$325
Sep-11	204	123	327
*2012 Calculation includes 4.4 MMBF from timber deed sale; 66.2 MMBF

Comparing YTD 2012 to YTD 2011. Cost of sales increased $610,000, or 3%, in the first nine months of 2012 versus the comparable period in 2011 due primarily to higher per unit harvest and haul costs. A lower depletion rate, however, in 2012 served to partially offset this expense category that was generally higher due to harvest and haul costs.  The depletion rate in 2012 was lower because we shifted the harvest mix away from the Funds’ tree farms which typically have a higher per unit depletion rate.

Depletion expense for the quarters ended September 30, 2012, June 30, 2012, and September 30, 2011 was calculated as follows:

	Quarter Ended September 30, 2012
	Partnership		Funds		Combined
Volume harvested (MMBF)	10.1	59%	7.0	41%	17.1
Rate/MBF	$59		$211		$122
Depletion expense (in thousands)	$600		$1,480		$2,080

	Quarter Ended June 30, 2012
	Partnership*		Funds		Combined*
Volume harvested (MMBF)	23.2	67%	11.4	33%	34.6
Rate/MBF	$59		$209		$108
Depletion expense (in thousands)	$1,369		$2,379		$3,748

	Quarter Ended September 30, 2011
	Partnership		Funds		Combined
Volume harvested (MMBF)	6.9	59%	4.9	41%	11.8
Rate/MBF	$63		$233		$133
Depletion expense (in thousands)	$434		$1,137		$1,571

*Volume includes 4.4 MMBF from timber deed sale

The mix of harvest volume taken from the Funds’ tree farms increased from 33% of second quarter harvest to 41% of third quarter harvest, bringing up the Combined depletion rate compared to the second quarter of 2012. While this mix of harvest was essentially identical between the third quarter of 2011 and the third quarter of 2012, Combined depletion expense, on a $/MBF basis, decreased $11/MBF, or 8%, from 2011 to 2012 due to a reduction in the depletion rate used by the Funds. Depletion rates are re-calculated annually using estimates of volumes available for harvest at the beginning of the year.  As such, there is fluctuation in depletion rates between periods, years and tree farms.  Variability of Fund depletion expense on a $/MBF basis between periods reflects weighting of harvest volume to different tree farms within the Funds, each of which has its own depletion rate.

Depletion expense for the nine months ended September 30, 2012 and September 30, 2011 was calculated as follows:

	Nine Months Ended September 30, 2012
	Partnership*		Funds		Combined*
Volume harvested (MBF)	45.0	68%	21.2	32%	66.2
Rate/MBF	$59		$214		$109
Depletion expense (in thousands)	$2,668		$4,546		$7,214

	Nine Months Ended September 30, 2011
	Partnership		Funds		Combined
Volume harvested (MBF)	36.8	60%	24.1	40%	60.9
Rate/MBF	$63		$214		$123
Depletion expense (in thousands)	$2,301		$5,167		$7,468

*Volume includes 4.4 MMBF from timber deed sale

Similar to what was described in the quarter-to-quarter analysis above, the decline in harvest mix from the Funds’ tree farms, from 40% in 2011 to 32% in 2012, served to bring down the Combined depletion rate. Variability of Fund depletion expense on a $/MBF basis between periods reflects weighting of harvest volume to different tree farms within the Funds, each of which has their own depletion rate.

Operating Expenses

Fee Timber operating expenses were $1.7 million for each of the quarters ended September 30, 2012, June 30, 2012, and September 30, 2011. While there is some variability in the relative mix of both components of operating expense between tree farms and the amount of expense from the Partnership’s timberland vis-à-vis Funds’ timberland, combined operating expenses for the periods presented remained static.  Operating expenses include management, silviculture and the cost of both maintaining existing roads and building temporary roads required for harvest activities for the 114,000 acres owned by the Partnership and the 61,000 acres owned by the Funds. Fee Timber operating expenses for both of the nine-month periods ended September 30, 2012 and 2011 were $4.5 million.

Timberland Management & Consulting

The Timberland Management & Consulting (TM&C) segment primarily develops timberland investment portfolios on behalf of the Funds. As of September 30, 2012, the TM&C segment managed three private equity timber funds, two of which own a combined 61,000 acres of commercial timberland in western Washington and western Oregon with total assets under management of $171 million. During the third quarter of 2012, we completed the final close for Fund III, bringing total committed capital for that fund to $180 million, $9 million of which represents our co-investment. The drawdown period for this Fund commenced upon the final close and will last for three years or until all of the committed capital is invested, whichever occurs first. The following table provides detail behind committed and called capital by Funds as of September 30, 2012.

	Total Fund		Co-investment
(in millions)	Commitment	Called Capital	Commitment	Called Capital
Fund I	$61.8	$58.5	$12.4	$11.7

Fund II	84.4	83.4	16.9	16.7
Q2 2012 share issuance			N/A	0.4

Fund III	180.0	1.8	9.0	0.1
Total	$326.2	$143.7	$38.3	$28.9

The Partnership received distributions from Fund I and II of $692,000 and $1.1 million for the nine months ended September 30, 2012 and 2011, respectively. Fund distributions are paid from available Fund cash, generated primarily from the harvest and sale of timber after paying all Fund expenses and management fees. In addition to distributions, the Partnership also earned investment and timberland management fees from the Funds which totaled $1.6 million for both the nine months ended September 30, 2012 and 2011, although these fees are eliminated in consolidation because the Funds’ financial statements are consolidated with the Partnership’s.

See “Accounting Matters ~ Critical Accounting Policies and Estimates ~ Timber Fund Management Fees” for more information on accounting for management fees paid by third-party investors and consolidation considerations.

Revenue and expense generated through the management of the Funds is accounted for within the TM&C segment, but accounting guidance requires us to consolidate the Funds’ financial performance into our financial statements because the Partnership controls the Funds. As such, all fees earned by the TM&C segment associated with managing the Funds are eliminated in our consolidated financial statements. The flip-side of the fee revenue earned from management of these Funds is an expense to the Fee Timber segment which is also eliminated when the Funds are consolidated into the Partnership’s financial statements. Funds I and II are owned 20% by the Partnership such that, in a look-through sense, 80% of these management fees are paid by third-party investors. Fund III will be 5%-owned by the Partnership such that, again, in a look-through sense, 95% of these management fees will be paid by third-party investors. Fees will only be earned for management of Fund III after capital has been placed in timberland investments. The portion of fees owed by third-party investors are reflected as income in the Partnership’s Condensed Consolidated Statement of Comprehensive Income under the caption “Plus: Comprehensive (income) loss attributable to noncontrolling interests ORM Timber Funds.”

Revenue and operating loss for the TM&C segment for the quarters ended September 30, 2012 and 2011 were as follows:

	Quarter Ended
(in thousands)	Sep-12	Sep-11
Revenue internal	$515	$488
Intersegment eliminations	(515)	(488)
Revenue external	$-	$-

Operating income internal	$3	$43
Intersegment eliminations	(375)	(376)
Operating loss external	$(372)	$(333)

Comparing Q3 2012 to Q3 2011. TM&C had no revenue for either of the third quarters in 2012 or 2011 after eliminating $515,000 and $488,000, respectively, of revenue earned by the Partnership from managing the Funds. The fees earned from managing the Funds include a variable component related to harvest volume from the Funds’ tree farms. As such, the lift in the Funds’ third quarter 2012 harvest volume compared to third quarter 2011 resulted in an increase in management fees generated from the Funds, all of which is eliminated in consolidation as described above.

Operating losses generated by the TM&C segment for the quarters ended September 30, 2012 and 2011 totaled $372,000 and $333,000, respectively, after eliminating revenue earned from managing the Funds as discussed above. The increase in operating loss is attributable to expenses related to raising capital and evaluating potential acquisition targets for Fund III.

Revenue and operating loss for the TM&C segment for the year-to-date periods ended September 30, 2012 and 2011 were as follows:

	Nine Months Ended
(in thousands)	Sep-12	Sep-11
Revenue internal	$1,603	$1,577
Intersegment eliminations	(1,603)	(1,577)
Revenue external	$-	$-

Operating income internal	$9	$129
Intersegment eliminations	(1,188)	(1,246)
Operating loss external	$(1,179)	$(1,117)

Comparing YTD 2012 to YTD 2011. TM&C had no revenue for either of the nine months ended September 30, 2012 or 2011 after eliminating $1.6 million of revenue earned from managing the Funds during both nine-month periods. Reimbursements for professional fees incurred in raising capital for Fund III during 2012 made up for a reduction in management fees related to harvest volume from the Funds’ tree farms.

Operating losses generated by the TM&C segment for the nine months ended September 30, 2012 and 2011 totaled $1.2 million and $1.1 million, respectively, after eliminating revenue earned from managing the Funds as discussed above. The increase in operating loss is attributable to expenses related to raising capital and evaluating potential acquisition targets for Fund III.

Real Estate

Financial results for the Partnership’s Real Estate segment consists primarily of revenue from the sale of land within its 2,800-acre portfolio, sales of development rights (CE’s) and tracts from the Partnership’s timberland portfolio, together with residential and commercial property rents from our Port Gamble and Poulsbo properties. The Partnership’s Real Estate holdings are located in the Washington counties of Pierce, Kitsap, and Jefferson with sales of land for this segment typically falling into one of three general types:

●	Commercial, business park, and residential plat land sales represent land sold after development rights have been obtained and are generally sold with prescribed infrastructure improvements.

●	Rural residential lot sales that generally require some capital improvements such as zoning, road building, or utility access improvements prior to completing the sale.

●
The sale of unimproved land, which generally consists of larger acreage sales rather than single lot sales, and is normally completed with very little capital investment prior to sale and may or may not have a conservation flavor.

In addition to outright sales of fee simple interests in land, we also enter into conservation easement sales that allow us to retain harvesting rights and other timberland management rights, but bar any future subdivision of or real estate development on the property.

Results from Real Estate operations are expected to vary significantly from year-to-year as we make multi-year investments in entitlements and infrastructure prior to selling entitled or developed land.

Real Estate revenue, gross margin, and operating income (loss) detail for the quarters ended September 30, 2012 and 2011 are displayed in the table below:

(in thousands, except per acre amounts)
For the three months ended:		Gross	Operating	Acres	Revenue	Gross margin
Description	Revenue	margin	income (loss)	sold	per acre	per acre
Land underlying corporate office	$2,900	$2,726		2	$1,450,000	$1,363,000
Development rights (CE)	$1,235	$985		1,852	667	532
Unimproved land	$719	$474		204	3,525	2,324
Total land	$4,854	$4,185		2,058	2,359	2,034
Rentals	373	373
Other	3	3
September 30, 2012 Total	$5,230	$4,561	$2,961

Residential	110	78		3	$36,667	$26,000
Deferred revenue recognized on
Q2 land sale	50	1
Total land	$160	$79		3	36,667	26,000
Rentals	401	401
Other	2	2
September 30, 2011 Total	$563	$482	$(393)

Comparing Q3 2012 to Q3 2011. The Real Estate segment closed four land sales during the third quarter of 2012. These transactions included a sale of development rights, the sale of the 2-acres of land underlying our headquarters building in Poulsbo, and two unimproved land sales. The 2011 third quarter sales included one residential land closing and recognition of $50,000 in previously deferred revenue from a Q2 2011 sale. Additional third quarter revenue in both 2011 and 2012 included commercial and residential rent.

 In May 2011, we acquired a 30,000-square-foot commercial office building in Poulsbo, Washington which included the assignment of a long-term lease with payments of approximately $23,000 per month. In the third quarter of 2012, we closed on the sale of the land underlying our current headquarters building in Poulsbo which will result in the relocation of our headquarters into a portion of the newly acquired Poulsbo building, thereby reducing some of the rental revenue from the new commercial office building starting in the fourth quarter of 2012. The small reduction in rental revenue from the third quarter of 2011 to the third quarter of 2012 reflects a dip in wedding rental revenue due to increased competition between wedding venues in our area. In addition, there was a slight increase in Port Gamble townsite commercial and residential vacancies from 2011 to 2012, which brought down rental revenue from the third quarter of 2011 to the third quarter of 2012.

Real Estate revenue, gross margin, and operating income (loss) detail for each of the year-to-date periods ended September 30, 2012 and 2011 are as follows:

(in thousands, except per acre amounts)
For the nine months ended:		Gross	Operating		Acres	Revenue	Gross margin
Description	Revenue	margin	income (loss)		sold	per acre	per acre
Land underlying corporate office	$2,900	$2,726			2	$1,450,000	$1,363,000
Development rights (CE)	$1,235	$985			1,852	667	532
Unimproved land	$731	$486			205	3,566	2,371
Total land	$4,866	$4,197			2,059	2,363	2,038
Rentals	996	995
Other	7	7
September 30, 2012 Total	$5,869	$5,199	$(10,728	)*

Conservation sale	$1,955	$1,715			386	$5,065	$4,443
Unimproved land	375	314			91	4,121	3,451
Residential	484	361			5	96,800	72,200
Total land	$2,814	$2,390			482	5,838	4,959
Rentals	882	881
Other	12	12
September 30, 2011 Total	$3,708	$3,283	$414	**

* Includes $12.5 million environmental remediation charge
** Includes $346,000 environmental remediation charge

Comparing YTD 2012 to YTD 2011. Real Estate segment performance for the first nine months of 2012 was dominated by a $12.5 million expense reflecting an increase in the Partnership’s accrual for environmental liabilities associated with the Port Gamble town and mill sites. During the first nine months of 2012, the Real Estate segment closed on the sale of development rights, the sale of the land underlying our headquarters building on 2 acres in Poulsbo, two land sales, and an ingress/egress and utility easement. Real Estate activity during the first nine months of 2011 included a conservation sale; three unimproved land sales; the sale of a building on 2 acres north of Seattle, and one residential lot in Kitsap County. Rental revenue included commercial and residential rents that were augmented by the addition of a commercial tenant in the new Poulsbo building we purchased in May 2011.

Cost of Sales

Cost of sales includes costs incurred in connection with building and land sales. Real Estate cost of sales was $669,000 for the quarter ended September 30, 2012 and included costs incurred in connection with sales during the period. Cost of sales was de minimis for the quarter ended September 30, 2011 in the absence of land transactions. For the nine months ended September 30, 2012, real estate cost of sales was $670,000 compared with $425,000 for the nine months ended September 30, 2011. The costs in the 2012 year-to-date period include costs incurred in connection with the sale of land underlying the headquarters building and other land sales.

Operating Expenses

Real Estate operating expenses for the third quarter of 2012 were $1.6 million. Real Estate operating expenses during the same period in 2011 were $873,000. This increase in operating expenses from 2011 to 2012 is primarily attributable to increases in soft costs related to long-term development of Port Gamble and maintenance expenses related to our residential and commercial properties. Real Estate operating expenses for the nine months ended 2012 were $3.4 million, excluding a $12.5 million environmental remediation charge. Operating expenses during the same period in 2011 were $2.5 million, excluding a $346,000 environmental remediation charge. The 26% increase in operating expenses from 2011 to 2012, excluding the environmental remediation charges, is also attributable to increases in activities related to preparing long-term development scenarios for Port Gamble and maintenance expenses related to our residential and commercial properties.

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

Those properties that are for sale, under contract, and for which the Partnership has an expectation they will sell within the next 12 months, are classified on our balance sheet as a current asset under “Building and Land Held for Sale”. The $1.6 million amount currently in Building and Land Held for Sale reflects our expectation of sales between now and September 2013, primarily a 10-acre multi-family parcel plus 12 acres of residential lots from the Harbor Hill project in Gig Harbor, Washington.

Environmental Remediation

The Partnership has an accrual for estimated environmental remediation costs of $14.2 million as of September 30, 2012 and $2.2 million as of December 31, 2011. The environmental remediation liability represents primarily estimated payments to be made to monitor and remedy certain areas in and around the townsite and millsite at Port Gamble, Washington, and secondarily at Port Ludlow, Washington.

Our current estimate of the Partnership’s share of Port Gamble clean-up and natural resource damages mitigation, if any, is $14.1 million. Consistent with the methodology we have used in the past to estimate this liability, we used a Monte Carlo statistical simulation model to arrive at a mean value for a multi-variable set of clean-up scenarios.  The Monte Carlo model suggests a potential aggregate range of clean-up cost from $11.9 million to $16.5 million, which corresponds to a two-standard-deviation range from the mean of possible outcomes generated by the simulation model.  The environmental liability at September 30, 2012 includes an estimate of $578,000 that management expects to expend in the next 12 months and $13.6 million thereafter.

In addition to the Port Gamble site, the Partnership has accrued an estimate of costs to remediate the site of a leaking underground storage tank in the resort community of Port Ludlow, Washington Management is in the midst of discussions regarding plans for remediating the site, and we continue to closely monitor the project. As of September 30, 2012, we have accrued $103,000 in environmental remediation for the Port Ludlow site.

Activity in the environmental remediation liability accrual is detailed as follows:

	Balances at	Additions	Expenditures
	the Beginning	to	for	Balance at
(in thousands)	of the Period	Accrual	Remediation	Period-end
Year ended December 31, 2011	$1,933	$977	$707	$2,203
Quarter ended March 31, 2012	2,203	-	65	2,138
Quarter ended June 30, 2012	2,138	12,500	181	14,457
Quarter ended September 30, 2012	14,457	-	255	14,202	*
*14.1 million is related to the Port Gamble remediation

General and Administrative (G&A)

G&A expenses for the quarters ended September 30, 2012 and 2011 were $832,000 and $950,000, respectively. The decrease in G&A expenses in 2012 is due primarily to the intra-year timing of restricted unit grants to members of Pope MGP, Inc.’s Board of Directors. In 2012 these annual grants occurred in the second quarter, while in 2011 they occurred in the third quarter. G&A expenses for the nine-month periods ended September 30, 2012 and 2011 were $3.0 million and $3.2 million, respectively. The decrease in G&A expenses from 2011 to 2012 is due to no single factor, but rather fluctuations in a number of expense categories that result in slightly lower expenses in 2012.

Interest Income and Expense

Interest income for the quarter ended September 30, 2012 declined to $6,000 compared to $10,000 for the corresponding period of 2011. The decrease in interest income is due to significant reductions in contracts receivable balances since the third quarter of 2011.

For much of third quarter 2012, we had zero drawn on our line of credit. In contrast, we had $6.0 million drawn on the line of credit for much of the third quarter of 2011. This was the primary cause for the reduction in interest expense from $559,000 during the third quarter of 2011 to $513,000 during the third quarter of 2012. The average balance on the line of credit for the first nine months of 2012 was $2.5 million, down from $6.1 million for the first nine months of 2011. The reduction in line of credit balance from 2011 to 2012 resulted in a decrease of interest expense to $1.6 million for the nine months ended September 30, 2012 from $1.7 million for the same period in 2011 coupled with an increase in patronage accrued during the first nine months of 2012 over the first nine months of 2011. The debt arrangement between the Partnership and Northwest Farm Credit Services (NWFCS) includes an annual rebate of a portion of interest expense paid in the prior year (patronage). This NWFCS patronage program is a feature common to all of this lender’s customer loan agreements. The patronage rebate received by the Partnership for 2011 was 66 basis points times qualifying weighted actual outstanding borrowings. As of September 30, 2011 and 2012, quarterly interest expense was reduced by $41,000 and $54,000 due to the patronage accrual, respectively. The patronage accrual reduced interest expense for the nine-month periods ended September 30, 2011 and 2012 by $123,000 and $161,000, respectively.

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

For the quarter ended September 30, 2012, $155,000 of interest expense was capitalized compared with $108,000 during the third quarter of 2011. Capitalized interest was $424,000 and $314,000 for the nine months ended September 30, 2012 and 2011, respectively. These inter-period increases in capitalized interest are attributable to higher cumulative amounts of basis for those projects under active development when comparing 2011 to 2012.

Income Tax

Pope Resources is a limited partnership and is therefore not subject to federal income tax. Taxable income/loss is instead reported to unitholders each year on a Form K-1 for inclusion in each unitholder’s tax return. However, Pope Resources does have corporate subsidiaries that are subject to income tax liability, giving rise to the line item for such tax in the Condensed Consolidated Statement of Comprehensive Income. The corporate tax-paying entities are utilized for our third-party service fee business.

The Partnership recorded tax expense of $201,000 and $19,000 for the quarters ended September 30, 2012 and 2011, respectively. For the nine months ended September 30, 2012 and 2011, we recorded tax expense of $335,000 and $158,000, respectively.

Noncontrolling interests-ORM Timber Funds

The line item “Noncontrolling interests-ORM Timber Funds” represents the combination of the 80% portion of the net income or loss for Funds I and II which is attributable to third-party owners plus 95% of the net income or loss of Fund III that is similarly attributable to third-party owners of that Fund.

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

The Partnership’s debt agreements have covenants which are measured quarterly. Among the covenants measured, is a requirement that the Partnership not exceed a maximum debt-to-total-capitalization ratio of 30%, with total capitalization calculated using fair market (vs. carrying) value of timberland, roads and timber. The Partnership is in compliance with this covenant as of September 30, 2012 and expects to remain in compliance for at least the next twelve months. As such, all long-term debt agreements are appropriately classified on the balance sheet. The Partnership has a $20.0 million operating line of credit which had no balance drawn as of September 30, 2012, down from almost $5.0 million at December 31, 2011.

Fund II has an $11.0 million timberland mortgage with MetLife Insurance Company. The mortgage is a non-amortizing 10-year loan with an interest rate of 4.85%. The agreement allows for, but does not require, annual principal payments of up to 10% without incurring a make-whole premium.

The $2.5 million increase in cash generated for the nine-month periods ended September 30, 2012 to September 30, 2011 is due primarily to the following:

	Nine months	Nine months
	ended	ended
(in thousands)	Sep-12	Sep-11	Change
Cash provided by operations	$11,930	$14,270	$(2,340)
Investing activities
Reforestation and roads	(1,003)	(886)	(117)
Buildings and equipment	(240)	(3,548)	3,308
Proceeds from sale of land underlying corporate headquarters	2,873	-	2,873
Timberland acquisition	-	(140)	140
Cash provided by (used in) investing activities	1,630	(4,574)	6,204
Financing activities
Repayment of line of credit and long-term debt	(4,981)	(3,087)	(1,894)
Debt issuance costs	(28)	-	(28)
Cash distributions to unitholders	(5,514)	(3,727)	(1,787)
Cash from option exercises, net	12	516	(504)
Payroll taxes paid upon restricted unit vesting	(300)	(226)	(74)
Cash distributions to fund investors, net of distributions to Partnership	(2,865)	(4,356)	1,491
Capital call - ORM Timber Funds	1,391	-	1,391
Cash used in financing activities	(12,285)	(10,880)	(1,405)
Net increase (decrease) in cash and cash equivalents	$1,275	$(1,184)	$2,459

Cash provided by operating activities was $11.9 million for the nine months ended September 30, 2012 versus $14.3 million for the corresponding period in 2011. The decrease in cash provided by operating activities primarily results from a 43% reduction in harvest volume.

Cash provided by investing activities was $1.6 million for the first nine months of 2012 versus cash used of $4.6 million for the corresponding period in 2011. The increase in cash provided by investing activities is primarily due to the acquisition of a commercial building in Poulsbo that occurred in the second quarter of 2011 that did not have a counterpart in 2012 and the sale of two acres underlying the corporate headquarters building in Poulsbo in the third quarter of 2012 with no equivalent in 2011.

Cash used in financing activities was $12.3 million and $10.9 million for the first nine months of 2012 and 2011, respectively. The increase in cash used in financing activities was attributable to larger paydowns of the operating line of credit and higher distributions to Pope unitholders. These factors were partially offset by lower Fund distributions in 2012 together with capital calls by the Funds that had no equivalent in 2011.

We have a unit repurchase program which permits repurchases through December 2012. Between December 2008 and September 30, 2012, we repurchased roughly 125,000 units with a weighted average unit purchase price of $20.04 and we have an unutilized authorization for unit repurchases of $2.5 million. On December 31, 2010, we repurchased 334,340 units from a single unitholder, outside the scope of the formal repurchase program, for $35.55 per unit. The units represented 7.2% of the total units outstanding at that time and were retired. We did not make any unit repurchases during the third quarter of either 2012 or 2011.

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

We receive distributions associated with each of our Fund co-investments which have totaled $2.9 million since we began receiving distributions from Fund I in 2007. Fund II issued 48 shares during the second quarter of 2012 of which Pope Resources acquired 38 shares at a cost of $448,000. Proceeds from the share issuance were distributed back to investors of which the Partnership received $109,000. In addition to these distributions; the Partnership receives management fees as outlined above in Item 2, Results of Operations, Timberland Management & Consulting.

		Co-Investment Life-to-Date
(in millions)	1st Acquisition	Commitment	Called Capital	Distributions Received
Fund I	Q4 2006	$12.4	$11.7	$1.0

Fund II	Q4 2009	16.9	16.7	1.8
Q2 2012 share issuance		N/A	0.4	0.1

Fund III	N/A	9.0	0.1	N/A
Total		$38.3	$28.9	$2.9

Seasonality

Fee Timber. The Partnership owns 114,000 acres of timberland in western Washington and the Funds own collectively 61,000 acres of timberland in western Washington and western Oregon. We are able to conduct year-round harvest activities on the nearly 70,000-acre Hood Canal tree farm and 12,000 acres of the Funds’ properties because these properties are concentrated at low elevations. In contrast, Columbia tree farm’s nearly 44,000 acres and the remaining 49,000 acres of the Funds’ ownership are at a higher elevation where harvest activities are generally not possible during the winter months when snow precludes access to the lands. Generally, we concentrate our harvests from the Hood Canal tree farm in those months when weather limits operations on other properties, thus taking advantage of reduced competition for log supply to our customers and improving prices realized. As such, when these various tree farms are combined, we can operate so that the pattern of quarterly volumes harvested is flatter than would be the case if looking at one tree farm in isolation.

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

Capital Expenditures and Commitments

Projected capital expenditures in 2012 are $4.6 million, of which $2.3 million relates to the Gig Harbor project. Projected capital expenditures are subject to permitting timetables, suitable weather for construction of such improvements, and progress towards closing on specific land transactions.

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

Timber Fund Management Fees. The Partnership’s wholly owned subsidiary, ORMLLC, earns management fees related to managing the Funds. As a result, the Partnership’s consolidated financial statements, excluding the Funds, include 100% of these management fees as revenue. The stand-alone financial statements for the Funds include 100% of these management fees as expenses. The dollar amounts are the same, allowing for elimination of these two amounts in consolidation, and initially, no income impact in consolidation. However, Funds I and II are 80%-owned by third-party investors, and, as a result, 80% of these management fees are paid by these third-party investors. Fund III will be 95% owned by third-party investors, with 95% of management fees paid by third-party investors. The 80% or 95% of management fees paid by third-party investors flows to the Partnership’s Condensed Consolidated Statement of Comprehensive Income under the caption “Plus: Comprehensive (income) loss attributable to noncontrolling interests ORM Timber Funds,” effectively bringing the 80% or 95% of management fees back into consolidated income of the Partnership.

Total management fees of $515,000 and $488,000 were generated in the quarters ended September 30, 2012 and 2011, respectively. Management fees of $1.6 million were generated in the nine month periods ended September 30, 2012 and 2011. To summarize the aforementioned consolidation process, these management fees were eliminated from revenue in the Partnership’s TM&C segment and from operating expenses in the Partnership’s Fee Timber segment. The 80% or 95% of management fees paid by third-party investors in the Funds were added back to consolidated income in the Condensed Consolidated Statement of Comprehensive Income under the caption “Plus: Comprehensive (income) loss attributable to noncontrolling interests ORM Timber Funds.”

For a further discussion of our critical accounting policies and estimates see Accounting Matters in the Management Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

Interest Rate Risk

The consolidated fixed-rate debt outstanding had a fair value of approximately $46.6 million at September 30, 2012 and December 31, 2011, based on the current interest rates for similar financial instruments. A change in the interest rate on fixed-rate debt will affect the fair value of the debt, whereas a change in the interest rate on variable-rate debt will affect interest expense and cash flows. A hypothetical 1% change in prevailing interest rates would change the fair value of the Partnership's fixed-rate long-term debt obligations by $2.4 million. We are not subject to material foreign currency risk, derivative risk, or similar uncertainties.

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

We have certain environmental remediation liabilities associated with our Port Gamble and former Port Ludlow resort properties, and those liabilities may increase. We currently own certain real estate at Port Gamble on the Kitsap Peninsula and, up until mid-2001, owned real estate property within the resort community of Port Ludlow in Jefferson County in western Washington. We are actively negotiating regarding a proposed revision to the remediation plan at the Port Gamble town and mill sites. These discussions are focused on promoting the protection of the environment, optimizing and appropriately allocating the remaining cleanup liabilities, and maximizing our control over the remediation process. However, during the second quarter of 2012, and based on a change in the level and scope of remediation that state environmental authorities had proposed to require at these sites, we determined that it was appropriate to increase our environmental remediation reserve by a total of $12.5 million, which when adjusted for remediation costs expended during that period, leaves a balance of $14.2 million at September 30, 2012. The current balance reflects management’s current estimate based upon available information, and management continues to monitor the Port Gamble and Port Ludlow cleanup processes closely.

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

We benefit from certain tax treatment accorded to master limited partnerships, and if that status changes the holders of our units may realize less advantageous tax consequences. The Partnership is a Master Limited Partnership (MLP) and is therefore not generally subject to U.S. federal income taxes. If a change in tax law (or interpretation of current tax law) caused the Partnership to become subject to income taxes, operating results would be adversely affected. We also have three taxable subsidiaries. The estimation of income tax expense and preparation of income tax returns requires complex calculations and judgments. We believe the estimates and calculations used in this process are proper and reasonable and more likely than not would be sustained under examination by federal or state tax authorities, however if a federal or state taxing authority disagreed with the positions we have taken, a material change in provision for income taxes, net income, or cash flows could result.

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

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 7, 2012.

POPE RESOURCES, A Delaware Limited Partnership

By:	POPE MGP, Inc. Managing General Partner

By: /s/ David L. Nunes David L. Nunes President and Chief Executive Officer (Principal Executive Officer)

By: /s/ Thomas M. Ringo Thomas M. Ringo Vice President and CFO (Principal Accounting and Financial Officer)