Form 10-K
period 2012-12-31
POPE RESOURCES LTD PARTNERSHIP
filed 2013-02-28
CIK 784011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)
X	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012
or
___	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to________

Commission File No. 1-9035

Pope Resources, A Delaware Limited Partnership
(Exact name of registrant as specified in its charter)

Delaware	91-1313292
(State of Organization)	(IRS Employer I.D. No.)

19950 Seventh Avenue NE, Suite 200, Poulsbo, WA 98370
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
Yes	☐	No	☒

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

At June 30, 2012, the aggregate market value of the non-voting equity units of the registrant held by non-affiliates was approximately $175,916,049.

The number of the registrant’s limited partnership units outstanding as of February 18, 2013 was 4,444,777.

Documents incorporated by reference: None

Pope Resources, A Delaware Limited Partnership
Form 10-K
For the Fiscal Year Ended December 31, 2012

PART I

Item 1.   BUSINESS
OVERVIEW

When we refer to the “Partnership,” the “Company,” “we,” “us,” or “our,” we mean Pope Resources, A Delaware Limited Partnership and its consolidated subsidiaries. References to notes to the financial statements refer to the Notes to the Consolidated Financial Statements of Pope Resources, A Delaware Limited Partnership included in Item 8 of this form. The Partnership was formed in 1986 as a result of the spinoff of certain timberlands from Pope & Talbot Inc.

The Partnership currently operates in three primary business segments: (1) Fee Timber, (2) Timberland Management & Consulting (TM&C), and (3) Real Estate. Fee Timber operations consist of growing and harvesting timber from the 193,000 acres that we own or manage as tree farms. Activities in the Timberland Management & Consulting segment are centered on raising and investing capital from third parties for private equity timber funds, and thereafter managing those funds for the benefit of all investors. Our Real Estate segment’s operations are focused on a portfolio of approximately 2,900 acres in the Puget Sound basin of Washington. This segment’s activities consist of efforts to enhance the value of our land by obtaining the entitlements and, in some cases, building the infrastructure necessary to enable further development. Further segment financial information is presented in Note 11 to our consolidated financial statements included in this report. Copies of the Partnership’s reports filed or furnished under the Securities Exchange Act, including our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, and all amendments to these reports, are available free of charge at www.poperesources.com. The information contained in or connected to our web site is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report filed with or furnished to the Securities and Exchange Commission. The public may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site at www.sec.gov that also contains our current and periodic reports.

DESCRIPTION OF BUSINESS SEGMENTS
Fee Timber

Operations. As indicated above, our Fee Timber operations consist primarily of growing, harvesting, and marketing timber to export brokers and domestic manufacturers. In addition, our tree farms generate lease revenues from other sources such as minerals, cell towers, and brush. The 193,000 timberland acres that we own or manage under the banner of this segment break down into two categories. The first of these categories consists of the approximately 69,500-acre Hood Canal tree farm, located in the Hood Canal area of Washington, and the 43,600-acre Columbia tree farm located in southwest Washington. Management views the Hood Canal and Columbia tree farms as the Partnership’s core holdings, and manages them as a single operating unit. When we refer to these two tree farms we will describe them as the “Partnership’s tree farms”. We have owned the Hood Canal tree farm, substantially as currently comprised, since our formation in 1985, while we acquired the bulk of the Columbia tree farm in 2001.

This segment also includes as a second category the operations of ORM Timber Fund I, LP (Fund I), ORM Timber Fund II, Inc. (Fund II), and ORM Timber Fund III (REIT), Inc. (Fund III), which are consolidated into our financial statements.  When referring to all the Funds collectively, depending on context, we will use the designations “Fund” or “the Funds” interchangeably.  The Funds’ assets consist of 80,000 acres of timberland located in western Washington, western Oregon and northern California. Fund I acquired 24,000 acres of timberland in 2006, Fund II acquired its 37,000 acres of timberland in 2009 and 2010. Fund III acquired 19,000 acres of northern California timberland in the fourth quarter of 2012, a deployment of approximately 25% of its committed capital. We will refer to tree farms owned by the Funds as “Fund tree farms”. The Partnership’s ownership interest in both Funds I and II is 20% and is 5% with respect to Fund III.

When referring to the Partnership and Fund tree farms together we will refer to them as the “Combined tree farms”. When referring to the combination of the Partnership’s tree farms and the aggregate proportion of each of the Funds owned by the Partnership, we will refer to the sums as “Look-through totals”.  Our Fee Timber segment produced 84%, 92%, and 89% of our consolidated revenue in 2012, 2011, and 2010, respectively.

Inventory. Timber volume is generally expressed in thousand board feet (MBF) or million board feet (MMBF). In the discussion below, inventory and projected harvest level data for the Partnership’s tree farms is presented separately from that of the Funds’ tree farms, in addition to presentation of inventory and harvest level data on a Look-through basis. We define “merchantable timber inventory” to mean timber inventory in productive timber stands that are 35 years of age and older.

Partnership merchantable inventory (volumes in MMBF) as of December 31:
	2012
Age Class	Sawtimber	Pulpwood	Total	2011 Total
35 to 39	81	20	101	82
40 to 44	56	12	68	78
45 to 49	30	5	35	31
50 to 54	4	1	5	10
55 to 59	10	2	12	12
60 to 64	14	2	16	20
65+	45	7	52	66
	240	49	289	299

Total merchantable inventory on the Partnership’s tree farms decreased 3%, or 10 MMBF, from 299 MMBF in 2011 to 289 MMBF in 2012. This decrease resulted from the harvest of 52 MMBF, which included a 4.4 MMBF timber deed sale and 8 MMBF of previously deferred harvest volume. The 3% decline in merchantable inventory includes growth and shifts in age-class layers as standing timber reached 35 years of age and began to be included in merchantable timber inventory.

Fund merchantable inventory (volumes in MMBF) as of December 31:
	2012
Age Class	Sawtimber	Pulpwood	Total	2011 Total
35 to 39	80	17	97	93
40 to 44	103	37	140	101
45 to 49	47	11	58	49
50 to 54	29	8	37	48
55 to 59	27	6	33	20
60 to 64	6	3	9	3
65+	9	2	11	10
	301	84	385	324

In 2012, the Funds’ tree farms experienced a 19% increase in merchantable inventory, or 61 MMBF, primarily as a result of the Fund III acquisition which added 59 MMBF of merchantable timber. These additions were partially offset by 32 MMBF of timber harvested in 2012. The Funds’ merchantable volume also increased due to growth and the shift in new age-class layers as standing timber reached 35 years of age, and adjustments as a result of ongoing cruises.

Look-through merchantable inventory (volumes in MMBF) as of December 31:
	2012 Volume			2011 Volume
	Partnership			Partnership
	100%	Share of	Look-	100%	Share of	Look-
Age Class	Owned	Funds	through	Owned	Funds	through
35 to 39	101	19	120	82	19	101
40 to 44	68	21	89	78	20	98
45 to 49	35	11	46	31	10	41
50 to 54	5	7	12	10	9	19
55 to 59	12	7	19	12	4	16
60 to 64	16	1	17	20	1	21
65+	52	2	54	66	2	68
	289	68	357	299	65	364

Merchantable inventory volume on a Look-through basis was 357 MMBF as of December 31, 2012, which is 2%, or 7 MMBF, lower than the 364 MMBF as of December 31, 2011.  From a Look-through standpoint, the impact of the Fund III inventory increase is heavily muted because the Partnership’s share of that Fund is only 5%.

As of December 31, 2012, total merchantable inventory volume from the Combined tree farms was estimated to be 674 MMBF, which is 8%, or 51 MMBF, greater than the estimated merchantable timber inventory volume of 623 MMBF at December 31, 2011.  Most of this increase is attributable to the aforementioned Fund III acquisition that added 59 MMBF during 2012.

Timber inventory volume estimates are updated annually. Of the timber stands older than 24 years, 10% to 20% are physically re-measured each year using a statistical sampling process called “cruising”. Adjustments are made for depletion of areas harvested, growth, changes in acres and associated timber volume resulting from acquisitions, dispositions, and reclassification of acres as available or unavailable for harvest.

The dominant timber species on the Partnership’s tree farms is Douglas-fir, which has unique structural characteristics that make it generally preferable to other softwoods and hardwoods for the production of construction grade lumber and plywood. A secondary conifer, or softwood, species on the Partnership’s tree farms is western hemlock, which is similar in color and structural characteristics to a number of other minor conifer timber species, including Sitka spruce and the true firs. These species are thus purchased and manufactured into lumber generically, and referred to as “whitewoods”. There is also a minor amount of another conifer species, western red cedar, which is used in siding and fencing. Hardwood species on the Partnership’s tree farms include red alder and other minor hardwoods. The merchantable timber inventory on Fund properties contains a greater proportion of whitewoods than do the Partnership’s timberlands.  With the acquisition of Fund III in northern California, we added ponderosa pine and white fir to the Combined species inventory.  Ponderosa pine is used for shelving, lumber, and parts for windows, doors, and furniture.  White fir is a member of the whitewood species group and is used primarily for lumber production and the core layers in plywood.

Partnership merchantable inventory (volumes in MMBF) as of December 31:
Species	2012 Volume	Percent of total	2011 Volume	Percent of total
Douglas-fir	206	71%	214	72%
Western hemlock	35	12%	37	12%
Western red cedar	15	5%	15	5%
Other conifer	11	4%	12	4%
Red alder	19	7%	18	6%
Other hardwood	3	1%	3	1%
Total	289	100%	299	100%

Fund merchantable inventory (volumes in MMBF) as of December 31:
Species	2012 Volume	Percent of total	2011 Volume	Percent of total
Douglas-fir	191	50%	185	57%
Western hemlock	91	23%	90	28%
Western red cedar	2	1%	2	1%
Ponderosa pine	17	4%	-	-%
White fir	32	8%	-	-%
Other conifer	38	10%	33	10%
Red alder	12	3%	12	3%
Other hardwood	2	1%	2	1%
Total	385	100%	324	100%

Look-through merchantable inventory (volumes in MMBF) as of December 31:
	2012 Volume
	Partnership
	100%	Share of	Look-	Percent
Species	Owned	Funds	through	of total
Douglas-fir	206	37	243	68%
Western hemlock	35	18	53	15%
Western red cedar	15	-	15	4%
Ponderosa pine	-	1	1	-%
White fir	-	2	2	1%
Other conifer	11	7	18	5%
Red alder	19	3	22	6%
Other hardwood	3	-	3	1%
Total	289	68	357	100%

Look-through merchantable inventory (volumes in MMBF) as of December 31:
	2011 Volume
	Partnership
	100%	Share of	Look-	Percent
Species	Owned	Funds	through	of total
Douglas-fir	214	37	251	69%
Western hemlock	37	18	55	15%
Western red cedar	15	-	15	4%
Ponderosa pine	-	-	-	-%
White fir	-	-	-	-%
Other conifer	12	7	19	5%
Red alder	18	3	21	6%
Other hardwood	3	-	3	1%
Total	299	65	364	100%

The Partnership’s tree farms as of December 31, 2012 include approximately 113,000 acres. Of this total, approximately 96,000 acres are designated as productive acres, meaning land that is capable of growing merchantable timber and where the harvesting of that timber is not constrained by physical, environmental or regulatory restrictions. The Funds’ tree farms as of December 31, 2012 totaled approximately 80,000 acres, of which almost 71,000 were designated as productive acres.  Productive acres on a Look-through basis, as of December 31, 2012, were 107,000 acres.  Approximately 32% of the Partnership’s acreage and 29% of Fund acreage is in the 25-34 year age classes, much of which will begin moving from pre-merchantable to merchantable timber inventory over the next five years. As of December 31, 2012, Combined productive acres are spread by timber age-class as follows:

Age	12/31/2012 Acres (in thousands)
Class	Partnership	%	Funds	%	Combined	%
Clear-cut	2.5	2%	1.5	2%	4.0	2%
0 to 4	6.6	7%	3.5	5%	10.1	6%
5 to 9	10.8	11%	4.1	6%	14.9	9%
10 to 14	10.2	11%	4.5	6%	14.7	9%
15 to 19	9.7	10%	2.5	3%	12.2	7%
20 to 24	9.4	10%	11.7	17%	21.1	13%
25 to 29	17.0	18%	7.3	10%	24.3	15%
30 to 34	14.0	14%	13.2	19%	27.2	17%
35 to 39	6.6	7%	7.4	10%	14.0	8%
40 to 44	3.7	4%	7.9	11%	11.6	7%
45 to 49	1.6	2%	3.5	5%	5.1	3%
50 to 54	0.3	-%	1.7	2%	2.0	1%
55 to 59	0.7	1%	1.2	2%	1.9	1%
60 to 64	0.6	1%	0.4	1%	1.0	1%
65+	1.9	2%	0.4	1%	2.3	1%
	95.6		70.8		166.4

Look-through productive acres are spread by timber age-class as follows as of December 31, 2012:

	12/31/2012 Acres (in thousands)
Age	100%		Share of		Look-
Class	Owned	%	Funds	%	through	%
Clear-cut	2.5	2%	0.3	3%	2.8	2%
0 to 4	6.6	7%	0.6	5%	7.2	7%
5 to 9	10.8	11%	0.6	5%	11.4	11%
10 to 14	10.2	11%	0.8	7%	11.0	10%
15 to 19	9.7	10%	0.5	4%	10.2	9%
20 to 24	9.4	10%	1.7	15%	11.1	10%
25 to 29	17.0	18%	1.4	12%	18.4	17%
30 to 34	14.0	14%	1.6	14%	15.6	15%
35 to 39	6.6	7%	1.4	12%	8.0	7%
40 to 44	3.7	4%	1.2	11%	4.9	5%
45 to 49	1.6	2%	0.6	5%	2.2	2%
50 to 54	0.3	-%	0.3	3%	0.6	1%
55 to 59	0.7	1%	0.2	2%	0.9	1%
60 to 64	0.6	1%	0.1	1%	0.7	1%
65+	1.9	2%	0.1	1%	2.0	2%
	95.6		11.4		107.0

Look-through productive acres are spread by timber age-class as follows as of December 31, 2011:

	12/31/2011 Acres (in thousands)
Age	100%		Share of		Look-
Class	Owned	%	Funds	%	through	%
Clear-cut	3.4	4%	0.3	3%	3.7	3%
0 to 4	5.2	5%	0.4	4%	5.6	5%
5 to 9	11.2	12%	0.5	5%	11.7	11%
10 to 14	12.3	13%	0.6	6%	12.9	12%
15 to 19	6.7	7%	0.7	7%	7.4	7%
20 to 24	12.4	13%	1.4	14%	13.8	13%
25 to 29	17.2	18%	1.4	14%	18.6	18%
30 to 34	11.5	12%	1.2	12%	12.7	12%
35 to 39	5.5	6%	1.4	14%	6.9	7%
40 to 44	4.3	4%	1.1	11%	5.4	5%
45 to 49	1.5	2%	0.5	5%	2.0	2%
50 to 54	0.6	1%	0.4	4%	1.0	1%
55 to 59	0.7	1%	0.1	1%	0.8	1%
60 to 64	0.8	1%	-	-%	0.8	1%
65+	2.5	2%	-	-%	2.5	2%
	95.8		10.0		105.8

Long-term Harvest Planning. Long-term harvest plans for the Partnership’s tree farms and the Funds’ tree farms reflect the different ownership time horizons associated with each group.  Plans for the Partnership timberlands are designed to maintain sustainable harvest levels, assuming indefinite ownership.  Plans for the Funds’ tree farms, on the other hand, reflect the 10-13 year combined investment and drawdown term of each fund and take into account the different mix of age classes in each fund. The harvest level for the Funds’ tree farms is developed to maximize the total return during each of the Funds’ investment periods by blending harvest income with the value of the portfolio upon disposition. This will result in more harvest variability between years than is the case with the Partnership’s tree farms. The Funds’ tree farms also enjoy greater harvest flexibility relative to the Partnership’s tree farms due to the fact that they have nearly two times the percentage of merchantable acres (32% of Fund productive acres are 35 years of age and older versus 17% for Partnership tree farms), resulting in a harvest range of 15 - 50 MMBF in a given year.

In response to a dramatic downturn in log prices in 2008, we began deferring harvest volume from the Combined tree farms and continued doing so into 2010. Beginning in 2010, the reduction in China’s log imports from Russia opened up an opportunity for North American log producers to supply a larger portion of the growing Chinese market. Over the course of 2010 and into 2011, log export volumes from the Pacific Northwest to China surged, resulting in log prices that were unexpectedly high during the first half of 2011.  Timberland owners took advantage of opportunities to harvest deferred volume into a strengthening log market. By the second half of 2011, however, the Chinese government restricted credit to try to curb inflation and slow down the pace of building. This resulted in the buildup of inventory and, in turn, a weakening of demand and pricing in 2011’s fourth quarter.  During 2012, export log prices for both the China and Japan segments of the export market remained at a diminished premium over the pricing of U.S. domestic sawmills.  This narrowed spread was primarily an outgrowth of strengthening prices for lumber in the United States as the U.S. domestic housing market slowly improved, combined with a decline in the price of export logs.  The premium offered for export logs was thin enough to encourage delivery of our logs to domestic customers closer in distance from the point of production.  The resulting savings in haul costs allowed for higher realized net stumpage.  Some specialty mills that produce high-grade lumber for export to Japan were able to offer prices for export quality logs that were equivalent to those paid by exporters, which had the added result of haul savings over the export option.  In general, net stumpage realizations were attractive enough in 2012 to continue the harvest of some deferred volume from 2008 through 2010 that had begun in 2011.

Over the next three to five years, assuming a continuation in log market price recovery, we expect to take advantage of spikes in demand and corresponding pricing opportunities to increase the harvest volume from the Partnership’s tree farms to meter in an additional 17 MMBF (see table below) deferred during the recent economic downturn on top of the sustainable harvest level of 44 MMBF per year. Similarly, harvest from Fund tree farms will incorporate 15 MMBF of deferred harvest volume. As described above, the base level of harvest from the Funds’ tree farms will fluctuate more widely relative to the planned harvest level of 47 MMBF. Assuming full operations on the Funds’ existing tree farms, the long-term planned annual harvest level for each ownership and on a Look-through basis, along with cumulative deferred volumes, can be found in the table below:

				Accumulated
(amounts in MMBF)		Look-through	Accumulated	Look-through
	Planned annual	planned annual	volume deferral	volume deferral
	harvest volume	harvest volume	2009-12	2009-12
Partnership Properties	44	44	17	17
Fund Properties	47	9	15	3
Total	91	53	32	20

Marketing and Markets. The following marketing and markets discussion applies to the Combined tree farms.  We market timber by selling finished logs to wood manufacturers or to export brokers.  To do so, we engage independent logging contractors to harvest the standing timber and manufacture it into logs that we then sell on the open market. We retain title to the logs until delivery takes place, which normally occurs at a customer log yard. We sell our logs to international customers and to domestic manufacturers, the former through log exporting intermediaries. While domestic manufacturers historically represent the largest consumer of our sawlogs, they slid behind export markets as a percent of total sawlog production in the fourth quarter of 2010 and have bounced between the primary and secondary market for us since that time.

Historically, Japanese customers have paid a premium for the highest quality logs from which visually appealing beams for residential construction are produced. U.S. mills, on the other hand, manufacture mostly framing lumber requiring structural integrity for wall systems that are concealed by drywall. The logs required by U.S. sawmills for domestic lumber consumption do not have to be of as high a quality and are more of a commodity relative to logs headed for the Japanese market, and thus command a lower price. In recent years the export market for logs in the Pacific Northwest has been migrating from a market highly focused on Japan to a market that now includes more volume to China. In late 2010, China overtook Japan as the largest importer of Pacific Northwest logs. Sawlogs sold to China are used chiefly for cement forms, pallets, and other low-end uses that can be satisfied with the commoditized logs traditionally purchased by domestic sawmills. The lower average sawlog quality and more diverse species mix flowing to China, combined with the limited volume of high-quality Douglas-fir flowing to Japan, has resulted in a narrowing of the overall export premium received for sales of logs into these export markets relative to the domestic market. In 2011, the U.S. home building industry was still in a slump, with low lumber demand and pricing making it hard for U.S. mills to compete for logs. Domestic mills, however, were able to sell significant volumes of lumber into the Chinese market, allowing them to better compete for log supply.   Domestic lumber markets improved in 2012 in response to declines in domestic home inventories and increases in home values that have spurred a sharp increase in housing starts.  These modest economic improvements, coupled with spot export markets, helped to form a consistent, yet diverse, sales base in 2012.

The logs that we sell to China, Japan, and Korea are actually sold to U.S.-based brokers who in turn sell directly to offshore customers. Our decision to sell through intermediaries is predicated on risk management. Mitigation of foreign exchange risk, loss prevention, and minimizing cash collection risks inform our decision to sell through brokers. For the years 2005 through 2009, the percentage of our annual production sold into export markets ranged from 6% to 15%. For the years 2010 and 2011, however, our export mix surged to 33% to 45%, respectively, as demand from China continued to climb. With the narrowing of the export premium, the percent of logs sold to export customers diminished to 25% in 2012.  Factors that affect the proportion of our sales to export markets include the relative strength of U.S. and foreign building markets, currency exchange rates, hauling costs to export ports, and ocean transportation costs.

Customers. Logs from the Combined tree farms are sold to export intermediaries located at the ports of Longview, Tacoma, Port Angeles, and Olympia, Washington and Astoria, Oregon. The Partnership sells logs from its own tree farms and from Fund properties domestically to lumber mills and other wood fiber processors located throughout western Washington, northwest Oregon, and northern California. Whether destined for export or domestic markets, the cost of transporting logs limits the destinations to which the Partnership can profitably deliver and sell its logs.

The ultimate decision on where to sell logs is based on the net proceeds we receive after considering the delivered log prices from a prospective customer and the hauling cost needed to get logs to that customer. In some instances where harvest operations are in close proximity to a mill relative to the export yard of a broker, we will take advantage of favorable haul costs over selling to an export customer whose nominal log price may be higher but whose yard may be a greater distance from a harvest unit. The higher net stumpage earned by selling to the domestic mill will, in such instances, result in sales of logs originally intended for Asia being diverted to domestic markets. As such, delivered log prices that we realize are influenced by marketing decisions informed by net stumpage rather than merely focusing on the delivered per MBF log price.

Weyerhaeuser was the largest customer for our Fee Timber segment in 2012, representing 23% of segment revenue. The Combined tree farms delivered logs to 45 separate customers during 2012, compared to 50 during 2011.

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

Forestry and Stewardship Practices. Timberland management activities on the Combined tree farms include reforestation, control of competing brush in young stands, thinning of the timber to achieve optimal spacing after stands are established, fertilization, and road maintenance. During 2012, we planted 1.2 million seedlings on 3,300 acres of the Combined tree farms. This compares to the years 2011 and 2010 in which the Partnership planted 803,000 and 657,000 seedlings on 2,000 and 1,800 acres, respectively, of the Combined tree farms. Seedlings are generally planted from December to April, depending on weather and soil conditions, to restock plantations that were harvested during the preceding twelve months. Planting will vary from year to year based upon harvest level, the timing of harvest, and seedling availability. Management’s policy is to return all timberlands to productive status in the first planting season after harvest.

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

In Washington, beginning in 2000, all roads were required to be evaluated for hazards and scheduled for upgrading or deconstruction (abandonment), if needed, by the end of 2015. We developed a compliance schedule for our roads in Washington and it was accepted by the state. At the beginning of 2011, our efforts were on track to complete all maintenance activities by 2015. Due to the economic downturn, the state established a process in 2011 to extend the timeframe for these requirements, allowing an additional five years to complete the necessary work. The Partnership will exercise this option for some Fund properties. Oregon does not presently have a similar road maintenance and abandonment plan requirement.

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

Beginning in 2007, SFI third-party audits increased in frequency from every three years to annually. We were re-certified in 2012, which includes both the Partnership and Fund properties. We believe this certification allows us to obtain the broadest market penetration for our logs while protecting the core timberland assets of the Partnership and the Funds.

Timberland Management & Consulting

Background. In 1997, the Partnership formed two wholly owned subsidiaries, ORM, Inc. and Olympic Resource Management LLC (“ORMLLC”), to facilitate the Timberland Management & Consulting activities. Our TM&C segment earns management fees and incurs expenses resulting from managing property on behalf of third-party owners and investors. Since the launch of our timberland private equity fund strategy in 2003, the activities in this segment have consisted primarily of attracting third-party investment capital for the Funds and then acquiring and managing properties on behalf of the Funds.  When we discuss the TM&C properties we will refer to either the acquisition values, defined as contractually agreed-upon prices paid for the properties, or the value of assets under management, defined as the current appraised value of the properties.  As of December 31, 2012, we manage 80,000 acres of timberland properties in Washington, Oregon, and California  in this business segment with combined appraised values of $231 million.

ORMLLC has deployed capital for the Funds with a total acquisition value of $195 million, which includes our co-investment of approximately $31 million. In July 2012 we completed our final close of Fund III with commitments totaling $180 million, including our co-investment commitment of $9 million. The Funds afford us greater economies of scale in the management, acquisition, and disposition of timberland than would be possible with the Partnership’s investment capital alone. In addition, we earn management fees that are paid by the Funds for managing the Funds and their respective timberland portfolios. Accounting rules require us to consolidate the Funds into our financial statements, based in part on ORMLLC’s controlling role as the general partner or managing member of the Funds, resulting in the elimination of $2.2 million, $2.4 million, and $1.5 million of management fee revenue in 2012, 2011, and 2010, respectively. These fees are eliminated in concert with a corresponding elimination of operating expenses for the Fee Timber segment.

Operations. The TM&C segment’s key activity is to provide investment and timberland management services to the Funds and to other third-party timberland owners. We anticipate growth in this segment as we continue to manage the Funds, together with any future funds successfully established by the Partnership. The TM&C segment represents less than 1% of consolidated revenue for each of the three years ended December 31, 2010 through 2012, due to the elimination of the fees generated from asset and timberland management of the Funds.  This may leave the reader to wonder why even bother with the TM&C business.  The Partnership’s bottom line does benefit, however, in at least three distinct ways.  First, we benefit through the opportunity to co-invest in each of these funds.  By partnering with other investors we are able to diversify our capital across more tree farms than we could by investing for ourselves.  Second, third party investors are paying the majority of the fees associated with managing these Funds.  Third, we benefit from the economies of scale generated through managing these additional acres of timberland.

As stated above, the primary activity of this segment is the building and managing of diversified timberland portfolios for investors that include third parties and the Partnership. Management views this objective as the primary means of increasing the Partnership’s total timberland base, through our co-investment, while at the same time improving overall management economies of scale, spreading acquisition costs over additional capital, and generating fee income. We earn annual asset and investment management fees for managing this capital once timberland properties are acquired.  We also earn annual timberland management fees on acres owned by the Funds and log marketing fees based on harvest activity from Fund tree farms. At the end of a Fund term, if a Fund achieves threshold return levels, we earn a carried interest incentive fee.

As mentioned earlier, accounting guidance requires that all fees generated from managing the Funds and corresponding operating expenses for the Fee Timber segment are eliminated as a result of consolidation of the Funds into the Partnership’s financial statements. The elimination of these fees and corresponding operating expenses results in a decrease in the otherwise reported cost per acre of managing Fund tree farms under our Fee Timber segment as well as eliminating the revenue generated from managing the Funds in the TM&C segment. An effect of these eliminations is to make the Fee Timber results look stronger and the TM&C results look correspondingly weaker.

The follow table provides fund-specific statistics as of December 31, 2012:

	Date	Number of	Total	Values (in millions)
	closed	tree farms	acres	at acquistion
Fund I	Aug-05	2	24,000	$57.8
Fund II	Mar-09	4	37,000	92.6
Fund III*	Jul-12	1	19,000	45.1
		7	80,000	$195.5

*Fund III has $134 million of committed capital remaining to be invested as of December 31, 2012.

Marketing. When raising capital for a new Fund, we market these opportunities to accredited investors with an interest in investing alongside a manager with a specific regional specialization and expertise in the timberland asset class. Our Funds fill a unique niche among timberland investment management organizations due to our degree of co-investment, relatively small size, and regional specialization. Additional marketing and business development efforts include regular contact with forest products industry representatives, non-industry owners, and others who provide key financial services to the timberland sector. Our acquisition and disposition activities keep management informed of changes in timberland ownership that can represent opportunities for us to market our management and consulting services.

Customers. The Funds are the primary customers and users of TM&C services.

Competition. We compete against both larger and comparably sized companies providing similar timberland investment management services. There are over 20 established timberland investment management organizations competing against us in this business. The companies in this group have access to established sources of capital and, in some cases, increased economies of scale that can put us at a disadvantage. Our value proposition to investors is our long track record of success in the Pacific Northwest and our co-investment in each of the Funds.

Limitation on Expenditures. The 1997 amendment to Pope Resources’ Limited Partnership Agreement authorizing launch of the Investor Portfolio Management Business (“IPMB”) limits our cumulative net expenditures incurred in connection with the IPMB to $5.0 million including debt guarantees. As of December 31, 2012, cumulative expenditures incurred in pursuit of IPMB opportunities, including guarantees, were less than cumulative income generated. Therefore, cumulative net expenditures as of December 31, 2012 against the $5.0 million limit are zero.

Real Estate

Background. The Partnership’s real estate activities are closely associated with the management of its timberlands. Management continually evaluates timberlands in terms of the best economic use, whether this means continuing to grow and harvest timber, seeking a rezone of the property for sale or development, or working with conservation organizations and the public on a sale. After timberland has been logged, management has a choice between four primary alternatives for the underlying land: reforest and continue to use as timberland, sell as undeveloped property, undertake some level of development to prepare the land for sale as improved property, or hold as property slated for later development or sale. Generally speaking, the Real Estate segment’s activities consist of investing in and later reselling improved properties, and holding properties for later development and sale. As a result, revenue from this segment tends to fluctuate substantially, and is characterized by relatively long periods in which revenue is relatively low, while expenses incurred to increase the value of the Partnership’s development properties may be higher. During periods of diminished demand, however, soft costs and infrastructure investment are managed so as to minimize negative cash flows. When improved properties are sold, income is recognized in the form of sale price net of acquisition and development costs. The Partnership has a 2,900-acre portfolio of property for which management believes there to be a higher and better use than timberland.

Operations. Real Estate operations focus on maximizing the value of the Partnership’s real estate portfolio. For Real Estate projects, management secures entitlements and/or infrastructure necessary to make development possible and then sells the entitled property to a party who will construct improvements. In addition, this segment works to negotiate conservation easements (CE) that typically encumber Fee Timber properties to preclude land from future development. The third and final area of operations in this segment includes leasing residential and commercial properties in Port Gamble, Washington, and leasing out a portion of a commercial office building in Poulsbo, Washington. The Real Estate segment represents 16%, 8%, and 11% of consolidated revenue in 2012, 2011, and 2010, respectively.

Development Properties
Other Land Investments. Management recognizes the significant value represented by the Partnership’s Real Estate holdings and is focused on adding to that value. The means and methods of adding value to this portfolio vary considerably depending on the specific location and zoning of each parcel. The variety of our holdings extends from land that has commercial activity zoning where unit values are valued on a per-square-foot basis to large lots of recently cutover timberland where value is measured in per-acre terms. In general, value-adding activities that allow for the highest-and-best-use of the properties include: working with communities and elected officials to develop grass roots support for entitlement efforts, securing favorable comprehensive plan designation and zoning, acquiring easements, and obtaining preliminary plat approvals.

Master planned communities in Gig Harbor, Kingston, Port Gamble, Bremerton, Hansville, and Port Ludlow, Washington make up approximately 47% of the acres in our development property portfolio. Due to each property’s size, development complexity, and regulatory environment, the projects are long-term in nature and require extensive time and capital investments to maximize returns.

Gig Harbor. Gig Harbor, a suburb of Tacoma, Washington, is the site of Harbor Hill, a mixed-use development project that includes a 16-acre retail/commercial site, 28 acres of business park lots, and 188 acres of land with residential zoning. A 20-year development agreement was approved in late 2010.  We received preliminary plat approval in early 2011 for the then 200-acre residential portion of this project that at that time included 554 single-family and 270 multi-family units. Key provisions of the development agreement and plat approval include: (a) extending the project approval from 7 to 20 years; (b) reserving sufficient domestic water supply, sanitary sewer, and traffic trip capacity on behalf of the project’s 824 residential units; and (c) waiver of park impact fees in exchange for a 7-acre parcel of land for City park purposes. All components of this project have transportation, water and sewer capacities reserved for full build-out. Management has been in discussions with a number of different interested parties for sale of subsets of both the single- and multi-family portions of this project.  In December 2012, we sold an 11.5-acre residential land parcel containing 172 multi-family units from our Gig Harbor development.

Kingston. The Partnership owns a 360-acre property in Kingston that is named “Arborwood” with plans for the development of 663 single-family and 88 multi-family lots. Final approval of a preliminary plat and a 15-year development agreement was completed in February 2010. Further development will not proceed until the local market demonstrates an increased appetite for residential lots. The Partnership owns an additional 366 acres bordering this project, which has zoning for 5-acre lots.  This property is currently under option for conservation as open space to be added to the North Kitsap Heritage Park, the neighboring park owned by Kitsap County, if funding for acquisition is secured.

Port Gamble. The Partnership currently owns and operates the town of Port Gamble, Washington, northwest of Kingston on the Kitsap Peninsula. Port Gamble was designated a “Rural Historic Town” under Washington’s Growth Management Act in 1999. This designation allows for substantial new commercial, industrial, and residential development using historic land use patterns and densities while maintaining the town’s unique architectural character. In 2012 substantial work was completed toward making a plat application to Kitsap County that, if approved, will allow for between 200 and 240 additional residential units and 200,000 to 260,000 square feet of additional commercial building space. Submission of this master plan for the 114-acre townsite and adjoining 205-acre agrarian district was submitted in January 2013, kicking off what is expected to be a multi-year period of environmental impact review and public comment before any construction can take place. The plan currently calls for development of homes, an inn, a dock, waterfront trails, and an agricultural area with a creamery, garden plots, greenhouses, orchard and winery. The vision is also to bring back the New England-style homes that have slowly disappeared since Port Gamble’s heyday in the 1920’s. Walking trails along the shoreline, through the adjoining forestlands and along pastoral farmland would contribute to the lifestyle of residents and enhance Port Gamble as a unique tourist attraction.

Bremerton. The West Hills area of Bremerton, Washington is the site of a 46-acre industrial park which is being developed in two phases that will result in a total of 24 lots. Construction on the 9 lots that make up Phase I was completed in 2007. One lot has been sold from Phase I. We currently anticipate that, at the completion of the sale of Phase I lots, infrastructure spending and marketing will commence for Phase II.

Hansville. The Partnership owns a 149-acre residential development project in Hansville called “Chatham”, with 19 parcels ranging from 3 to 10 acres in size. Construction was completed in late 2007 and the lots are currently being marketed for sale. To date, only one lot has sold from this project.

Port Ludlow. Port Ludlow represents a 256-acre property located just outside the Master Planned Resort boundary of Port Ludlow, Washington. We currently expect preliminary plat approval in late 2013 that, if obtained, will allow for up to 54 lots ranging from 1 to 1.5 acres each, with the balance of the property designated as open space. Development beyond the point of plat approval will not commence until demand for rural residential lots improves.

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

Commercial Properties
Poulsbo. In 2010 the Partnership was approached about selling its 10,000-square-foot headquarters building and underlying 2-acre parcel located in Poulsbo, Washington for an attractive price. This induced us in May 2011, before the sale closed on this building, to purchase a nearby 30,000-square-foot commercial office building in Poulsbo, also on a 2-acre parcel of land.  The larger building has a long-term tenant with a five-year, triple-net lease with a term that began in late 2010.  The sale of the 10,000-square-foot building and land was consummated in July 2012.  In November 2012 we moved our headquarters location into the new building, sharing the space with the aforementioned tenant.  This new building currently contains square footage that is under lease but not presently occupied, thus providing potential availability for our expansion or alternative rental to other third parties.

Port Gamble. As described above under “Development Properties”, the Partnership currently owns and operates the town of Port Gamble where 25 residential buildings and approximately 46,000 square feet of commercial building space are currently rented to third-parties.  In addition, the Partnership operates a wedding and events business, with another 8,000 square feet in its venues, that leverages the charm of the townsite to attract clientele.  These commercial activities serve as placeholders to help offset the costs of maintaining the town until the master plan process (also described above) culminates.

The Partnership’s antecedent, Pope & Talbot, Inc. (P&T), operated a sawmill at Port Gamble from 1853 to 1995. Starting in 2002, management worked both directly and indirectly through P&T to remedy environmental contamination at the townsite and millsite and to monitor results of the cleanup efforts. After contamination was discovered at the townsite, millsite, and in the adjacent bay, the Partnership entered into a settlement and remediation agreement with P&T pursuant to which both parties were allocated responsibility for cleanup costs. Under Washington law, both Pope Resources and P&T were “potentially liable persons” (PLP) based on historic ownership and/or operation of the site. These laws provide for joint and several liability among parties owning or operating property on which contamination occurs, meaning that cleanup costs can be assessed against any or all such parties. Following a series of actions under the U.S. Bankruptcy Code that began in 2007, P&T has been liquidated, leaving the Partnership as one of few potentially liable persons.

Negotiations with the Department of Ecology (DOE) during 2012 centered on clean-up action priorities.  Notwithstanding the absence of an agreement or conclusion to the negotiations, we accrued an additional $12.5 million for Port Gamble environmental liabilities during the second quarter of 2012. The accrual was heavily informed by elements of an expanded scope of clean-up actions envisioned by DOE. Consensus, however, has not yet been reached regarding treatment of some overwater structures and degree of cost participation by all the PLPs.  We hope to finalize a clean-up action plan and consent decree in the coming year.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Real Estate – Environmental Remediation Costs.”

Marketing. Marketing efforts were limited given the soft markets for land and real estate.  Marketing related to Development Properties in 2012 was centered on residential, commercial, and industrial lands for sale through traditional brokerage and real estate listing services.  Efforts were also expended to sell North Kitsap lands for conservation.  Commercial Properties marketing was designed to increase visitation to and exposure of Port Gamble, thereby boosting retail sales, which led to improved lease-up of the townsite’s commercial, industrial, and residential spaces.

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

Employees

As of December 31, 2012, the Partnership employed 49 full-time, salaried employees and 6 part-time and seasonal personnel, who are distributed among the segments as follows:

Segment	Full-Time	Part-Time/ Seasonal	Total
Fee Timber	17	-	17
Timberland Management & Consulting	5	-	5
Real Estate	15	6	21
General & Administrative	12	-	12
Totals	49	6	55

None of our employees are subject to a collective bargaining agreement and the Partnership has no knowledge that any steps toward unionization are in progress. Management considers the Partnership’s relations with its employees to be good.

Government Regulation

In the operation and management of its tree farms, the Partnership is subject to federal and state law. Washington’s Forest Practices Act, in effect since 1974, is among the most rigorous in the nation. In 2006, in concert with its Forest and Fish Law, Washington received a federal multi-species Habitat Conservation Plan (HCP) designation covering its forest regulations. The HCP was intended to give timberland owners 50 years of regulatory stability. There is an adaptive management element to the HCP, where new scientific findings may result in some new or modified regulations which could result in increased costs, additional capital expenditures, and reduced operating flexibility.

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

In California, the application process for a forest practices permit is similar to that in Washington where documentation must be provided in advance of approval and it must demonstrate the operational protection of public resources.  The California approval process, however, considers multiple forest practices.  For instance, harvest approvals are encompassed in Timber Harvest Plans that may have multiple operations spanning several years.  Review of such plans is more comprehensive, with archaeological, botanical, biological and other disciplines involved.  The public is allowed to review the plans and make comment.  Only a Registered Professional Forester can sign a Timber Harvest Plan, a status that requires multidisciplinary training and testing.  Once approved, a Timber Harvest Plan has a seven-year life.

 The following are examples of potential changes to the regulatory climate that could affect forest practices in Washington and Oregon:
•
A revised Northern Spotted Owl Recovery Plan was made available to the public on June 30, 2011.  On February 29, 2012 the USFWS released its proposed critical habitat designation for the Northern Spotted Owl, doubling the amount of land across three states (Oregon, Washington, and California) so designated as critical habitat and for the first time including private forests.  Small portions of our Columbia and Fund I tree farms were included in the expanded habitat designation, as were thousands of acres of both industrial timberland and small timbered parcels owned by individuals.  Following publication of the new Critical Habitat designation, we and other private landowners submitted public comment to the USFWS questioning the benefits of the biological attributes of each landowner’s particular property and the appropriateness of inclusion of private lands at all in light of habitat contributions from the private sector already in place.  Following the public comment period, in late 2012 the USFWS dropped all state and private lands from the critical habitat designation, leaving 9.5 million acres of federal land for support of the Northern Spotted Owl Recovery Plan.

•
A 2011 lawsuit in Oregon resulted in a ruling by the 9th Circuit Court of Appeals that water channeling structures such as culverts on logging roads are, in fact, point sources of pollution, with the potential impact of requiring an Environmental Protection Agency (EPA) discharge permit for each such structure, numbering millions of such permits across the nation. On December 12, 2011 the U.S. Supreme Court issued an order calling for the views of the U.S. Solicitor General on certiorari petitions filed by the state of Oregon and by the Oregon Forest Industry Council. The petitions asked the Supreme Court to review and reverse the 9th Circuit’s decision that storm water runoff from forest roads is a “point source” pollutant requiring a federal pollution discharge permit. In late 2012, just as the Supreme Court was to begin deliberations on whether to hear the appeal, EPA issued new rules that defined logging road drainage structures as non-point pollution sources.  Although this may be seen as a positive action, it does not have the same impact as a Supreme Court reversal of the 9th Circuit decision, in that the EPA decision could lead to further litigation and does not end the issue as would a decision by the Supreme Court.  In fact, a lawsuit was filed in January 2013 by the plaintiff in the original lawsuit, the Northwest Environmental Defense Center (NEDC), challenging the new EPA rule.  Legislatively, several members of Congress are sponsoring a bill that may codify the “silvicultural exemption” to the Clean Water Act, which was effectively overturned by the 9th Circuit’s ruling.  The Supreme Court is expected to make its ruling on the case by the middle of this coming year.

•	State budget shortfalls are affecting state regulatory agencies. We expect that states will impose new, or increase existing, fees for the conduct of forest practices.

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

In June 2006, the U.S. Fish & Wildlife Service and NOAA Fisheries signed a Forest Practices Habitat Conservation Plan (HCP) for Washington. This HCP is a statewide program protecting 60,000 miles of streams on 9.3 million acres of forestland. It ensures landowners that practicing forestry in Washington meets the requirements for aquatic species designated by the federal Endangered Species Act.

The U.S. Environmental Protection Agency also promulgated regulations in 2000 requiring states to develop total maximum daily load (“TMDL”) allocations for pollutants in water bodies that have been determined to be “water quality impaired”.  The TMDL requirements set limits on pollutants that may be discharged to a body of water or set additional requirements, such as best management practices for nonpoint sources, including timberland operations, to reduce the amounts of pollutants in water quality impaired bodies of water.  These requirements have impacted tree farming principally through rules requiring tree farms to better minimize siltation of streams caused by roads, harvest operations and other management activities.  TMDL targets will be established for specific water bodies in the states where the Partnership operates and these targets will be set so as to achieve water quality standards within 10 years, when practicable.  In Washington, the Road Maintenance and Abandonment Planning (RMAP) section of the Forest Practices Rules and Regulations has been in place since 2001, under which all sedimentation problems associated with forest roads must be mitigated by 2015.  The Partnership is on schedule to complete the necessary work to meet the 2015 deadline, which will largely address the issue of non-point pollution consisting of sedimentation originating from the Partnership’s forest operations.  The mitigation process has been complicated by the 9th Circuit Court ruling that forest roads are point sources of pollution and will thus require discharge permits as discussed earlier.

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

Item 1A.    RISK FACTORS

We are subject to statutory and regulatory risks that currently limit, and may increasingly limit, our ability to generate income. Our ability to grow and harvest timber can be significantly impacted by legislation, regulations or court rulings that restrict or stop forest practices. For example, events that focus media attention upon natural disasters and damage to timberlands have at various times brought increasing public attention to forestry practices. Additional regulations, whether or not adopted in response to such events, may make it more difficult for us to harvest timber and may reduce the amount of harvestable timber on our properties. These and other restrictions on logging, planting, road building, fertilizing, managing competing vegetation, and other activities can significantly increase the cost or reduce available inventory thereby reducing income. These regulations are likely to have a similar effect on our Timberland Management & Consulting operations, particularly in the case of the Funds. Specific examples of such regulations are cited above on page 17 in our discussion of government regulation.

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

We are sensitive to cyclicality of demand and price issues relating to our sales of logs in both domestic and foreign markets. We generate Fee Timber revenue primarily by selling softwood logs to domestic mills and to third-party intermediaries who resell them to the export market. The domestic market for logs in our operating area depends heavily on U.S. housing starts, which are subject to cyclical fluctuations.  In connection with the global financial crisis that occurred in the second half of 2008, housing starts declined dramatically and have remained relatively flat since, which has negatively impacted the demand for lumber. In addition, imported lumber from Canada and increasing market acceptance of engineered wood products have acted to hold down the price of lumber. Although housing starts have recently experienced modest growth, the overall market remains relatively weak and we remain subject to a number of risks, including negative impacts on our operating results, associated with these weak market conditions. The export markets for Pacific Northwest logs are significantly affected by fluctuations in United States, Japanese and, increasingly, Chinese and Korean economies, as well as by the foreign currency exchange rate between these Asian currencies and the U.S. dollar, as well as ocean transportation costs.

We and our customers are dependent upon active credit markets to fund operations. We sell logs from our Fee Timber segment to mills and log brokers that in most circumstances rely upon an active credit market to fund their operations. Our Real Estate sales are also often dependent upon credit markets in order to fund acquisitions. To the extent the currently weak economic conditions exacerbates existing borrowing restrictions that impact consumer credit generally, we expect consumers to respond by reducing their expenditures, and those reductions may have the effect of directly reducing our revenues and of indirectly reducing the demand for our products. Any such outcomes could materially and adversely impact our results of operations, cash flows, and financial condition.

We may incur losses as a result of natural disasters that may occur, or that may be alleged to have occurred, on our properties. Forests are subject to a number of natural hazards, including damage by fire, hurricanes, insects and disease, and during periods of unusually heavy rain and snowmelt, flooding and landslides may damage homes and personal property. Changes in global climate conditions may intensify these natural hazards. Severe weather conditions and other natural disasters can also reduce the productivity of timberlands and disrupt the harvesting and delivery of forest products. While damage from natural causes is typically localized and would normally affect only a small portion of our timberlands at any one time, these hazards are unpredictable and losses might not be so limited. While management believes we follow sound forest management and risk mitigation procedures, and all forest operations meet or exceed the rules and regulations governing forest practices in Washington, Oregon, and California, we cannot be certain that we will not be the subject of claims based on allegations that we acted improperly in managing our property. These claims may take the form of individual or class action litigation, regulatory or enforcement proceedings, or both. Any such claims could result in substantial defense costs and divert management’s attention from the ongoing operation of our business, and if any such claims were successful, may result in substantial damage awards, fines or civil penalties. Consistent with the practices of other large timber companies, we do not maintain insurance against loss of standing timber on our timberlands due to natural disasters.

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

Management continues to monitor the Port Gamble and Port Ludlow cleanup processes closely. The $13.9 million remediation liability balance as of December 31, 2012 represents our best current estimate of the remaining cleanup cost and most likely outcome to various contingencies within both locations. Where possible, the Company records to the most likely point estimate within the range and when no point estimate within the range is better than another, the Company records to the low end of the range of possible outcomes. These liabilities are based upon a number of estimates and judgments that are subject to change as the project progresses. Statistical models have been used to estimate the liability for the aforementioned matters and suggest a potential aggregate range of $11.5 million to $16.1 million which represents a two-standard-deviation range from the mean of possible outcomes generated by the modeling process used to estimate the liability.

We rely on contract loggers and truckers who are in short supply and seeking consistent work at increasing rates.  We rely on contract loggers and truckers for the production and transportation, respectively, of our products to customers. During the economic downturn of 2008 and 2009 most industrial forestry firms deferred harvest, which resulted in a shortfall in demand for the contract logging and trucking work force.  Many private logging and trucking companies did not survive the protracted economic downturn.  As the economy has improved and companies return to harvesting, a shortage of logging contractors and truckers has developed.  The remaining contractors who survived did so by reducing their workforce or, in the case of log truckers, converting their trucks to configurations suitable for highway freight hauling.  This decline in the pool of available contractors has resulted in a steady increase in harvest and haul costs and a new requirement to provide continuity of work when soliciting contractor bids for a job.  The commitment to more continuous work could preclude our ability to time markets, affecting total returns.

We compete with a number of larger competitors that may be better able than we are to absorb price fluctuations, may be able to expend greater resources on production, may have greater access to capital, and may operate more efficiently than we can. We compete against much larger companies in each of our business segments. We compete with these companies for management and line personnel, as well as for purchases of relatively scarce capital assets such as land and standing timber and for sales of our products. These larger competitors may have access to larger amounts of capital and significantly greater economies of scale, and they may be better able to absorb the risks of our line of business. Moreover, the timber industry has experienced significant consolidation in recent years and, as that consolidation occurs, our relative market share decreases and the relative financial capacity of our competitors’ increases. While management believes the Partnership is at a competitive advantage over some of these companies because of our lack of vertical integration into forest products manufacturing, our advantageous tax structure, and management’s attempts to diversify our asset base, we cannot assure readers that competition will not have a material and adverse effect on our results of operations or our financial condition.

The demand for our products is exposed to foreign currency exchange rate fluctuations. A large portion of our logs are exported to Asian markets, in particular, China, Japan and South Korea. Although we sell our export logs to domestic intermediaries, which has the effect of mitigating our foreign exchange risks, the demand for our products in these markets is affected by the strength of the U.S. dollar relative to the Chinese yuan, the Japanese yen and the Korean won. Exchange rates also impact the ability of our domestic intermediaries to compete in Asian markets with logs that originate from Canada, Russia or the Southern Hemisphere. As a result, a stronger U.S. dollar relative to the home currencies of our foreign customers and competitors could have a material adverse effect on the demand for our logs in our largest export markets.

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

We are controlled by our managing general partner. As a limited partnership, substantially all of our day-to-day affairs are controlled by our managing general partner, Pope MGP, Inc. The board of directors of Pope MGP, Inc. serves as our board of directors, and by virtue of a stockholder agreement, the shareholders of Pope MGP, Inc., Emily T. Andrews and Peter T. Pope, each have the ability to designate one of our directors and to veto the selection of each of our other directors, other than our chief executive officer, who serves as a director by virtue of his executive position. Unitholders may remove the managing general partner only in limited circumstances, including, among other things, a vote of the holders of a two-thirds majority of the “qualified units,” which means the units that have been owned by their respective holders for at least five years prior to such vote. By virtue of the terms of our agreement of limited partnership, as amended, or “partnership agreement”, our managing general partner directly, and Mrs. Andrews and Mr. Pope indirectly, have the ability to prevent or impede transactions that would result in a change of control of the Partnership; to prevent or, upon the approval of limited partners holding a majority of the units, to cause, the sale of the assets of the Partnership; and to cause the Partnership to take or refrain from taking certain other actions that you might otherwise perceive to be in the Partnership’s best interest. Under our partnership agreement, we are required to pay to Pope MGP, Inc. an annual management fee of $150,000, and to reimburse Pope MGP, Inc. for certain expenses incurred in managing our business. There were no expense reimbursements in 2012 or 2011.

Item 1B.   UNRESOLVED SECURITIES AND EXCHANGE COMMISSION COMMENTS

None

Item 2.    PROPERTIES

The following table reconciles acreage owned as of December 31, 2012 to acreage owned as of December 31, 2011. As noted previously, we own 20% of Funds I and II and 5% of Fund III, and this table includes the entire 80,000 acres of timberland owned by the Funds. Properties are typically transferred from Fee Timber to the Real Estate segment at the point in time when the Real Estate segment takes over responsibility for managing the properties with the goal of maximizing the properties’ value upon disposition.

	Timberland Acres (in thousands) by Tree Farm
Description	2011	Acquisitions	Sales	Transfer	2012
Hood Canal tree farm (1)	70.0	-	(0.4)	(0.1)	69.5
Columbia tree farm (1)	43.6	-	-	-	43.6
Subtotal Partnership Timberland	113.6	-	(0.4)	(0.1)	113.1

Fund I tree farms	23.9	-	-	-	23.9
Fund II tree farms (2)	37.2	-	-	-	37.2
Fund III tree farms	-	18.9	-	-	18.9
Subtotal Funds' Timberland	61.1	18.9	-	-	80.0

Total Fee Timber acres	174.7	18.9	(0.4)	(0.1)	193.1

Partnership share of Funds	12.2	0.9	-	-	13.2
Total Real Estate acres (see detail below)	2.8	-	-	0.1	2.9
Combined Look-through total acres	128.6	0.9	(0.4)	-	129.2

(1) A subset of this property is used as collateral for the Partnership's long-term debt, excluding debt of the Funds.
(2) A subset of these properties is used as collateral for Fund II's long-term debt.

	Real Estate Acres Detail
Project Location	2011	Acquisitions	Sales	Transfer	2012

Bremerton	46				46
Gig Harbor	244		(12)		232
Hansville	149				149
Kingston - Arborwood	360				360
Kingston - 5-acre zoning	366				366
Port Gamble LAMIRD townsite (a)	114				114
Port Gamble Agrarian District (b )	53			152	205
Port Ludlow	256				256
Poulsbo	4		(2)		2
Other Rural Residential	1,228		(40)		1,188
Total	2,820	-	(54)	152	2,918

a) adjustment for preliminary plat acres (LAMIRD means "Limited Area of More Intense Rural Development")
b) adjustment for master plan filing that transfers 152 acres from Fee Timber to Real Estate

The following table provides dwelling unit (DU) per acre zoning for the Partnership’s owned timberland and development properties as of December 31, 2012 and land sold during 2012. The table does not include sales of development rights or small timberland sales from tree farms properties:

Current Real Estate Land Inventory by Zoning Category		2012 Sales from RE Portfolio
Zoning Designation	Acres	Acres	$/Acre	Total Sales
Urban zoning - residential	488	12	$272,333	$3,268,000
Historic Rural Town	114
Urban zoning - commercial	91	2	1,450,000	2,900,000
1 DU per 5 acres	726
1 DU per 10 acres	131
1 DU per 20 acres	861
1 DU per 40 acres	5	40	5,225	209,000
1 DU per 80 acres	251
Agrarian District	205
Forest Resource Lands	26
Open Space	20
Total	2,918	54	$118,093	$6,377,000
*Accounting rules require deferral of 48%, or $1.7 million, of revenue from this sale due to construction-related post-closing obligations.

Item 3.              LEGAL PROCEEDINGS

None.

Item 4.             MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S UNITS, RELATED SECURITY HOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Partnership’s equity securities are listed on NASDAQ and traded under the ticker symbol “POPE”. The following table sets forth the 2010 to 2012 quarterly ranges of low and high prices, respectively, for the Partnership’s units together with per unit distribution amounts by the period in which they were paid:

Year Ended December 31, 2010	High	Low	Closing	Distributions
First Quarter	$28.89	$23.32	$25.91	$0.10
Second Quarter	28.90	25.02	25.73	0.10
Third Quarter	28.00	24.00	27.10	0.25
Fourth Quarter	38.61	26.62	36.80	0.25
Year Ended December 31, 2011
First Quarter	$48.00	$35.02	$46.75	$0.25
Second Quarter	49.00	40.81	45.51	0.25
Third Quarter	50.29	39.02	41.00	0.35
Fourth Quarter	47.50	38.00	42.99	0.35
Year Ended December 31, 2012
First Quarter	$45.78	$41.19	$43.70	$0.35
Second Quarter	60.39	42.50	55.07	0.45
Third Quarter	57.13	50.71	52.15	0.45
Fourth Quarter	56.49	51.25	55.68	0.45

Unitholders

As of January 31, 2013, there were 4,444,777 outstanding units, representing 251 holders of record. Units outstanding include 78,758 that are currently restricted from trading and that were granted to 16 holders of record who are either management employees or members of the managing general partner’s board of directors. The trading restriction for these units is lifted as the units vest. These restricted units vest over a four-year vesting schedule, either ratably over four years for management or 50% on the third anniversary of the grant date and the remaining 50% upon reaching the fourth anniversary for non-management Board members.

Distributions

All cash distributions are at the discretion of the Partnership’s managing general partner, Pope MGP, Inc. (the “Managing General Partner”). During 2012, the Partnership made one quarterly distribution of 35 cents per unit and three of 45 cents per unit that totaled $7.5 million in the aggregate. In 2011, we made two distributions of 25 cents per unit and two of 35 cents per unit, totaling $5.3 million in the aggregate.

Confidence in our ability to generate cash flow in 2012 and continued improvement in all of our markets served to inform a $0.10, or 29% increase in quarterly distribution in the second quarter of 2012. This increase was on top of a $0.10, or 40%, increase in quarterly distribution in the third quarter of 2011. The Managing General Partner, in its discretion, determines the amount of the quarterly distribution and regularly evaluates distribution levels. The Partnership recognizes that current economic conditions warrant continued sensitivity to the stewardship of cash balances. As such, the quarterly determination of distribution amounts, if any, will reflect the expectations of management and the Managing General Partner for the Partnership’s liquidity needs.

Equity Compensation Plan Information

The Partnership maintains the Pope Resources 2005 Unit Incentive Plan, which authorizes the granting of nonqualified equity compensation in order to provide incentives to align the interests of management with those of unitholders. Pursuant to the plan, the Partnership issues restricted unit grants with vesting ranges between two and four years on the anniversary of the grant. The terms of these grants require that the grantee remain an employee as of the vesting date. As of December 31, 2012 there were 52,348 unvested and outstanding restricted units of which 16,440 units are scheduled to vest in 2013, and 952,194 limited partnership units remained issuable under the plan. Previously, the Partnership maintained the Pope Resources 1997 Unit Option Plan pursuant to which unit options were granted for purposes similar to the 2005 incentive plan. Upon the adoption of the 2005 Unit Incentive Plan, the Partnership ceased making further awards under the 1997 plan. As of December 31, 2012 there were no outstanding options. Additional information regarding equity compensation arrangements is set forth in Note 6 to Consolidated Financial Statements and Item 11 - Executive Compensation. Such information is incorporated herein by reference.

Repurchase of Equity Securities

In December 2008 we announced a unit repurchase plan pursuant to which the Partnership was authorized to repurchase limited partner units with an aggregate value of up to $2.5 million. Since that time, we have increased the aggregate value of units authorized for repurchase to $5 million and extended the repurchase plan to allow for repurchases through December 2013. As of December 31, 2012, there remained an unutilized authorization for unit repurchases of $2.5 million. There were no Partnership unit repurchases under this 2008 plan during 2012. On December 31, 2010, the Partnership repurchased 334,340 units from a single shareholder, outside the scope of the formal repurchase program, for $35.50 per unit (which excludes a $0.05 per unit commission paid on settlement).  The units represented 7.2% of the total units outstanding at that time and were retired.

Performance Graph

The following graph shows a five-year comparison of cumulative total unitholder returns for the Partnership, the Standard & Poor’s Forest Products Index and the Wilshire 4500 for the five years ended December 31, 2012. The total unitholder return assumes $100 invested at the beginning of the period in the Partnership’s units, the Standard and Poor’s Forest Products Index, and the Wilshire 4500. The graph assumes distributions are reinvested.

Issuance of Unregistered Securities

The Partnership did not conduct any unregistered offering of its securities in 2010, 2011, or 2012.

Item 6.    SELECTED FINANCIAL DATA

Actual Results. The financial information set forth below for each of the indicated years is derived from the Partnership’s audited consolidated financial statements. This information should be read in conjunction with the audited consolidated financial statements and related notes included with this report.

(In thousands, except per unit data)	Year Ended December 31,
Statement of operations data	2012	2011	2010	2009	2008
Revenue:
Fee Timber	$45,539	$52,729	$27,674	$14,847	$23,551
Timberland Management & Consulting	7	-	31	601	944
Real Estate	8,497	4,545	3,487	5,030	3,683
Total revenue	54,043	57,274	31,192	20,478	28,178

Operating income/(loss):
Fee Timber	11,853	16,899	9,703	3,724	6,294
Timberland Management & Consulting	(1,568)	(1,515)	(1,250)	(375)	(543)
Real Estate (1)	(11,099)	(349)	(829)	1,616	(1,200)
General and Administrative	(4,170)	(4,188)	(4,711)	(3,686)	(3,862)
Total operating income	(4,984)	10,847	2,913	1,279	689

Net income (loss) attributable to unitholders	$(4,709)	$8,754	$2,038	$(272)	$1,162

Earnings (loss) per unit – diluted	$(1.11)	$1.94	$0.43	$(0.07)	$0.23

Distributions per unit	$1.70	$1.20	$0.70	$0.70	$1.60

Balance sheet data
Total assets	$267,499	$230,408	$235,837	$187,080	$165,411
Long-term debt, net of current portion	43,710	45,793	50,468	28,659	28,169
Partners’ capital	64,223	75,759	70,990	83,126	87,817
Debt-to-total capitalization (2)	35%	33%	37%	26%	25%

(1)	Real Estate operating results in 2012, 2011, 2010, and 2009 included $12.5 million, $977,000, $875,000, and $30,000, respectively, of environmental remediation charges.
(2)
Debt-to-total-capitalization ratio is calculated with the numerator equal to long-term debt of the Partnership plus 20% of Fund I and II debt, divided by the sum of the aforementioned numerator and Partner’s capital.  Fund III, owned 5% by the Partnership, has no debt.

Management uses adjusted cash available for distributions, a non-GAAP measure, as a meaningful indicator of liquidity for purposes of calibrating our distribution payout rate to unitholders and, as such, has provided this information in addition to the generally accepted accounting principle-based presentation of cash provided by operating activities.  Management recognizes that there are varying methods of calculating cash flow and has provided the information below to give transparency to this particular metric’s calculation.

(In thousands)	Year Ended December 31,
Adjusted cash available for distribution:	2012	2011	2010	2009	2008
Cash provided by operations	$16,209	$21,660	$8,950	$662	$3,952
Less: Maintenance capital expenditures (1)	(1,284)	(1,353)	(858)	(1,118)	(1,500)
Less: Required debt service	(3)	(6)	(1,015)	(1,357)	(1,342)

Less: Noncontrolling portion of Funds cash from operations (2)	(3,270)	(7,405)	(733)	543	(1,877)
Plus: Financed debt extinguishment costs (3)	-	-	1,250	1,137	-
Adjusted cash available for distribution (ACAD)	$11,652	$12,896	$7,594	$(133)	$(767)

Other data
Acres owned/managed (thousands)	196	178	175	150	405
Fee timber harvested (MMBF) (4)	84	90	53	32	38

(1)
Capital expenditures from the cash flow statement less costs incurred to purchase and make leasehold improvements to the new corporate building less non-controlling interest share of Fund capital expenditures.

(2)
Share of Funds’ operating income (loss), interest, tax, amortization, depreciation, and depletion expense, cost of land sold, change in working capital accounts, and cash from operations that are attributable to noncontrolling interests.  That share is 80% in the case of Funds I and II and 95% in the case of Fund III.

(3)	Make-whole payments owed to prior lender that were added to total amount borrowed from new lender.
(4)	Includes 4.4 MMBF sold as a timber deed sale in 2012.

The following table presents revenue, operating income, and harvest volume on a look-through basis for each year in the three-year period ended December 31, 2012 as follows:

	Revenue				Harvest
(in millions)		Mineral, Cell	Total Fee	Operating	Volume
Year ended	Log Sale	Tower & Other	Timber	Income	(MMBF)
Partnership-100% owned	$26.3	$2.5	$28.8	$11.6	47.6
Share of Funds	3.3	-	3.3	0.1	6.4
Look-through 2012	$29.6	$2.5	$32.1	$11.7	54.0

Partnership-100% owned	$29.5	$1.5	$31.0	$13.6	50.7
Share of Funds	4.3	-	4.3	0.7	7.9
Look-through 2011	$33.8	$1.5	$35.3	$14.3	58.6

Partnership-100% owned	$20.7	$1.6	$22.3	$9.5	42.3
Share of Funds	1.0	0.1	1.1	-	2.1
Look-through 2010	$21.7	$1.7	$23.4	$9.5	44.4

The following table presents log volume sold by species on a look-through basis for each year in the three-year period ended December 31, 2012 as follows:

Volume (in MMBF)
Sawlogs	2012	% Total	2011	% Total	2010	% Total
Douglas-fir	38.8	72%	40.9	70%	31.8	72%
Whitewood	6.2	11%	6.4	11%	3.8	9%
Cedar	0.6	1%	0.9	1%	0.6	1%
Hardwoods	1.4	3%	1.6	3%	0.7	1%
Pulpwood
All Species	7.0	13%	8.8	15%	7.5	17%
Total	54.0	100%	58.6	100%	44.4	100%

The following table presents log price realized by species on a look-through basis for each year in the two-year periods ended December 31, 2012 as follows:

		Fiscal Year
			∆ from 2011 to 2012			∆ from 2010 to 2011
		2012	$/MBF	%	2011	$/MBF	%	2010
Sawlogs	Douglas-fir	$587	$(27)	-4%	$614	$86	16%	$527
	Whitewood	498	(49)	-9%	547	115	27%	432
	Cedar	1,017	86	9%	930	13	1%	918
	Hardwood	588	16	3%	572	58	11%	514
Pulpwood	All Species	330	(63)	-16%	393	78	25%	314
Overall		548	(29)	-5%	577	88	18%	489

Annual harvest volume and average price paid on a look-through basis for each year in the three-year period ended December 31, 2012 was as follows:

	2012			2011			2010
Destination	Volume	%	Price	Volume	%	Price	Volume	%	Price
Export brokers	13.0	24%	$596	26.9	46%	$636	14.6	33%	$530
Domestic mills	34.0	63%	574	22.9	39%	578	22.3	50%	520
Pulpwood	7.0	13%	330	8.8	15%	393	7.5	17%	314
Total	54.0	100%	$548	58.6	100%	$577	44.4	100%	$489

The percentage of annual harvest volume on a look-through basis by quarter for each year in the three-year period ended December 31, 2012 was as follows:

Year ended	Q1	Q2	Q3	Q4
2012	23%	39%	21%	17%
2011	36%	22%	13%	29%
2010	26%	28%	29%	17%

Fee Timber cost of sales on a look-through basis for each year in the three-year period ended December 31, 2012 was as follows:

($ in millions)	Harvest, Haul		Total Cost	Harvest Volume
Year ended	and Other	Depletion*	of Sales	(MMBF)
2012	$11.5	$4.5	$16.0	58.4
2011	11.4	4.9	16.3	58.6
2010	7.3	3.2	10.5	44.4
*2012 calculation includes 4.4 MMBF from timber deed sale

Fee Timber cost of sales, expressed on a per MBF and look-through basis for each year in the three-year period ended December 31, 2012 was as follows:

Year Ended	Harvest, Haul and Other	Depletion*	Total Cost of Sales
2012	213	76	296
2011	195	83	278
2010	165	71	236
*2012 calculation includes 4.4 MMBF from timber deed sale

Depletion expense resulting from timber harvest on a look-through basis for each year in the three-year period ended December 31, 2012 was made up of the following:

	Year ended December 31, 2012
		Partnership share	Look-
	Partnership*	of Funds	through*
Volume harvested (MMBF)	52.0	6.4	58.4
Rate/MBF	$59	$218	$77
Depletion expense (in thousands)	$3,083	$1,387	$4,470

	Year ended December 31, 2011
		Partnership share	Look-
	Partnership	of Funds	through
Volume harvested (MMBF)	50.7	7.9	58.6
Rate/MBF	$63	$217	$83
Depletion expense (in thousands)	$3,171	$1,717	$4,888

	Year ended December 31, 2010
		Partnership share	Look-
	Partnership	of Funds	through
Volume harvested (MMBF)	42.3	2.1	44.4
Rate/MBF	$62	$236	$71
Depletion expense (in thousands)	$2,640	$506	$3,146
*Volume includes 4.4 MMBF from timber deed sale

Item 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains a number of projections and statements about our expected financial condition, operating results, and business plans and objectives. These statements reflect management’s estimates based upon our current goals, in light of management’s knowledge of existing circumstances and expectations about future developments. Statements about expectations and future performance are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, as amended, which describe our goals, objectives and anticipated performance. These statements can be identified by words such as words such as “anticipate,” “believe,” “expect,” “intend” and similar expressions. These statements are inherently uncertain, and some or all of these statements may not come to pass. Accordingly, you should not interpret these statements as promises that we will perform at a given level or that we will take any or all of the actions we currently expect to take. Our future actions, as well as our actual performance, will vary from our current expectations, and under various circumstances these variations may be material and adverse. Some of the factors that may cause our actual operating results and financial condition to fall short of our expectations are set forth in the part of this report entitled “Risk Factors” in Item 1A above. Some of the issues that may have an adverse and material impact on our business, operating results and financial condition include economic conditions that affect consumer demand for our products and the prices we receive for them both domestically and overseas, particularly in certain parts of Asia; government regulation that affects our ability to access our timberlands and harvest logs from those lands; the implications of significant indirect sales to overseas customers, including currency translation, regulatory and tax matters; the effect of financial market conditions on our investment portfolio and related liquidity; environmental and land use regulations that limit our ability to harvest timber and develop property; access to debt financing by our customers as well as ourselves; the impacts of climate change and natural disasters on our timberlands and on surrounding areas; and the potential impacts of fluctuations in foreign currency rates as they affect demand for our products and customers’ ability to pay. From time to time we identifyother risks and uncertainties in our other filings with the Securities and Exchange Commission. The forward-looking statements in this report reflect our estimates as of the date of the report, and unless required by law, we do not undertake to update these statements as our business operations and environment change.

This discussion should be read in conjunction with the Partnership’s audited consolidated financial statements included with this report.

EXECUTIVE OVERVIEW

Pope Resources, A Delaware Limited Partnership (“we” or the “Partnership”), is engaged in three primary businesses. The first, and by far most significant segment in terms of owned assets and operations, is the Fee Timber segment. This segment includes timberlands owned directly by the Partnership and Funds. Operations in this segment consist of growing timber to be harvested as logs for sale to export brokers and domestic manufacturers. Real Estate is our second most significant business segment in terms of total assets owned. Real Estate activities primarily take the form of securing permits, entitlements, and, in some cases, installing infrastructure for raw land development and then realizing that land’s value by selling larger parcels to buyers who will take the land further up the value chain, either to home buyers or to operators and lessors of commercial property. Since these land projects span multiple years, the Real Estate segment may incur losses for multiple years while a project is developed, and will not recognize operating income until that project is sold. In addition, within the results for this segment we will occasionally reflect income realized from the negotiation and sale of conservation easements (CE’s) placed on Fee Timber properties to preclude future development. Operations in this segment also include leasing residential and commercial properties in Port Gamble, Washington, and leasing out a portion of a commercial office building in Poulsbo, Washington.  The objective of our third business segment, which we refer to as Timberland Management & Consulting (“TM&C”), is raising and investing capital from third parties for private equity timber funds, and thereafter managing the acquired assets for the benefit of all investors.

Our current strategy for adding timberland acreage is centered on our private equity timber fund business model, which consists of raising investment capital from third-party investors and placing that capital, along with our own co-investment, in the form of timberland acquisitions. To date, we have raised three timber funds that represent $231 million of assets under management. Our $31 million co-investment, with 20% of Funds I and II, and 5% of Fund III, affords us a share of distributed operating cash flows from the Funds while allowing us to earn asset and timberland management fees.  Depending on the overall success of each Fund, we also may be entitled to earn incentive fees. Management believes that this strategy allows us to maintain more sophisticated expertise in timberland acquisition, valuation, and management than would be cost-effective for our timberlands alone. We believe our co-investment commitments boost our credibility with existing and prospective Fund investors by demonstrating that we have a financial as well as an operational commitment to each Fund’s success. During 2012, we had the final close of Fund III with $180 million of committed capital, $9 million of which represents our co-investment. The Funds are consolidated into our financial statements, with the income attributable to equity owned by third parties reflected in our Consolidated Statement of Operations under the caption “Net (income) loss attributable to noncontrolling interest-ORM Timber Funds.”

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

Land held for sale in western Washington by our Real Estate segment is suitable primarily for residential and commercial building sites. The markets for these products suffered along with regional and national markets, producing sales declines from their peak in the middle of the last decade.  This revenue pattern started to reverse in 2012, with sales nearly doubling from 2011, as a result of selling the land underlying our corporate headquarters and partial recognition of revenue in connection with the sale of a multi-family parcel from our Harbor Hill project in Gig Harbor. The challenges of our Real Estate segment center around how and when to “harvest” a parcel of land and capture the optimum value increment by selling the property, balancing the long-term risks of carrying and developing a property against the potential for income and positive cash flows upon sale.

In July 2012, we entered into a sales agreement with a buyer for approximately 79 units on 22 acres of the single family residential phase of the Harbor Hill project in Gig Harbor, Washington.  The sales agreement provides for four closes between 2013 and 2014.  In October 2012, we entered into a purchase and sale agreement to sell 17 acres, also within the Harbor Hill project, where the buyer plans to develop a continuing care retirement community.  The agreement gives the buyer up to 45 months to close.  With these signed agreements, all our multi-family parcels in the Harbor Hill project are either sold or under contract.  Upon closing, and we conclude we have no material continuing involvement or obligations to the purchasers, revenue will be recognized on both transactions.

Our revenue declined in 2012 from 2011 primarily as a result of lower harvest levels and log pricing.  Compared to net income in 2011, we recorded a loss in 2012, which reflects an accrual for environmental remediation of $12.5 million.  Notwithstanding the environmental accrual, these year-over-year declines are primarily a result of decreased demand for logs in China, partially offset by increased spot domestic markets and increased real estate revenue. In spite of some domestic demand for wood to be milled for the  Japanese market and a gradual U.S. housing market recovery, the 2011 surge in  Chinese log markets did not have a corollary in 2012, which translated into overall log price weakness in 2012 relative to 2011.  Macroeconomic factors that reflect or influence the health of the U.S. housing market and have a bearing on our business revolve around employment growth, tight credit markets, and the inventory of unsold homes, whether new, existing, or foreclosures. These factors resulted in exceedingly low housing starts in 2009 through 2011, but began to show signs of improvement in 2012.  Increases in our Real Estate revenue and healthier domestic log markets testify to this macroeconomic improvement.

Currency exchange rates and ocean freight rates influence the competitiveness of our logs in Asian export markets as well as the competitiveness of our domestic sawmill customers with lumber exports to Asia relative to lumber exported from Canada or Australasia.. We sell our export logs to domestic intermediaries who then export the logs. Exchange rates impact the ability of these intermediaries to compete in Asian markets with logs that originate from Canada, Russia, or the Southern Hemisphere. In 2012, the U.S. dollar strengthened against most major currencies. The U.S. dollar strengthening against the Japanese yen and Korean won was not significant enough to affect demand for our logs, owing both to the relatively small fluctuations and to our sales volume into those countries.

Our consolidated revenue in 2012, 2011, and 2010, on a percentage basis by segment, was as follows:

Segment	2012	2011	2010
Fee Timber	84%	92%	89%
Timberland Management & Consulting	-%	-%	-%
Real Estate	16%	8%	11%

Additional segment financial information is presented in Note 11 to the Partnership’s Consolidated Financial Statements included with this report.

Outlook

Remaining harvest volume deferred from prior years totaled 32 MMBF as of December 31, 2012 and provides us the flexibility to respond to strength in log markets.  In 2013, we expect our harvest level to be between 84-86 MMBF, which includes 35 MMBF from Fund tree farms.  Log markets in early 2013 have picked up compared to the demand seen in the fourth quarter of 2012.  Trans-Pacific log ship departure levels from the Pacific Northwest, particularly to China, have increased to levels above those of a year ago.

We currently expect improvement in operating results for our Real Estate segment with anticipated closings of properties in 2013, particularly in Gig Harbor.

General & Administrative costs in 2013 are currently expected to be slightly higher than 2012 primarily due to equity compensation costs that are higher due to rising unit prices, and expansion of our insurance programs.

RESULTS OF OPERATIONS

The following table reconciles net income (loss) attributable to unitholders for the years ended December 31, 2012 to 2011 and 2011 to 2010. In addition to the table’s numeric analysis, the explanatory text that follows describes many of these changes by business segment.

YEAR TO YEAR COMPARISONS
(in thousands)
	2012 vs. 2011	2011 vs. 2010
	Total	Total
Net income (loss) attributable to Pope Resources' unitholders:
2012 period	$(4,709)
2011 period	8,754	$8,754
2010 period		2,038
Variance	$(13,463)	$6,716

Detail of earnings variance:
Fee Timber
Log volumes (A)	$(5,815)	$7,306
Log price realizations (B)	(2,401)	18,076
Stumpage sales	1,026	-
Production costs	674	(9,254)
Depletion	1,739	(6,589)
Other Fee Timber	(269)	(2,343)
Timberland Management & Consulting
Other Timberland Management & Consulting	(53)	(265)
Real Estate
Land and conservation easement sales	(351)	554
Sale of land underlying corporate office	2,726	-
Timber depletion on HBU sale	150	(150)
Other Real Estate	(1,752)	158
Environmental remediation accrual	(11,523)	(102)
General & administrative costs	18	543
Debt extinguishment costs	-	1,250
Net interest expense	224	(551)
Taxes	(116)	(526)
Noncontrolling interest	2,260	(1,391)
Total variances	$(13,463)	$6,716

(A) Volume variance calculated by extending change in sales volume by the average log sales price for the comparison period.
(B) Price variance calculated by extending the change in average price realized by current period volume.

Fee Timber

Revenue and Operating Income

Fee Timber results include operations from 113,000 acres of timberland owned by the Partnership and 80,000 acres of timberland owned by the Funds. Fee Timber revenue is earned primarily from the harvest and sale of logs from these timberlands which are located in western Washington, western Oregon, and, when we begin harvesting on the recent Fund III acquisition, northern California.  Fee Timber revenue, to a lesser extent, is also derived from the ground leases for cellular communication towers, royalties from gravel mines and quarries, together with the sale of other resources from our timberlands. Our Fee Timber revenue is driven primarily by the volume of timber harvested and the average log price realized on the sale of that harvested timber. Our volume harvested is typically based on manufactured log sales to customers or exporters.  However, during the second quarter of 2012, we sold rights to harvest a defined area of timber (timber deed sale) from the Hood Canal tree farm.  In this section of the document, volumes sold and calculations of average price realized during the reporting period exclude the timber deed sale, except where it is called out as included.  Harvest volumes are generally expressed in million board feet (MMBF) increments while harvest revenue and related costs are generally expressed in terms of revenue or cost per thousand board feet (MBF).  Fee Timber cost of sales, which consist predominantly of harvest, hauling and depletion costs, vary directly and roughly proportionately with harvest volume and the resulting revenues. Revenue and costs related to harvest activities on timberland owned by Funds are consolidated into this discussion of operations.

Revenue and operating income for the Fee Timber segment for each year in the three-year period ended December 31, 2012, are as follows:
	Revenue				Harvest
(in millions)		Mineral, Cell	Total Fee	Operating	Volume
Year ended	Log Sale	Tower & Other	Timber	Income	(MMBF)
Partnership	$26.3	$2.5	$28.8	$11.6	47.6
Funds	16.6	0.1	16.7	0.2	32.3
Total Fee Timber 2012	$42.9	$2.6	$45.5	$11.8	79.9

Partnership	$29.5	$1.5	$31.0	$13.6	50.7
Funds	21.6	0.1	21.7	3.3	39.5
Total Fee Timber 2011	$51.1	$1.6	$52.7	$16.9	90.2

Partnership	$20.7	$1.6	$22.3	$9.5	42.3
Funds	5.1	0.3	5.4	0.2	10.7
Total Fee Timber 2010	$25.8	$1.9	$27.7	$9.7	53.0

Fiscal Year 2012 compared to 2011. Fee Timber revenue and operating income decreased $7.2 million and $5.1 million, respectively, in 2012 from 2011. The decreases were driven by the combined effect of a 10 MMBF, or 11%, drop in harvest volume from 2011 to 2012 coupled with a $30/MBF, or 5%, decrease in average realized log price. The harvest volume decrease reflects our response to a drop in 2012 log prices from 2011 levels when surging exports to China resulted in price spikes across numerous log sorts.  The operating income decrease was accentuated by higher harvest and haul costs across the Combined tree farms, offset in part by a 4.4 MMBF timber deed sale in 2012 which provided $765,000 of operating income.  We saw harvest and haul costs rise in 2011 primarily due to high demand for qualified loggers and truckers, many of whom went out of business or converted trucks to haul general freight during the depths of the recent economic downturn.  These log and haul cost increases continued in 2012, eroding operating income of both the Partnership and the Funds.

Revenue and operating income for the Funds decreased $5.0 million and $3.1 million, respectively, from 2011 to 2012.  A 7 MMBF, or 18%, decline in Fund harvest volume coupled with a $34/MBF, or 6%, decrease in log price were the factors responsible for the decreases. The percentage of Combined harvest coming from Fund properties dropped from 44% in 2011 to 40% in 2012, with the decline resulting from a response to softer export demand and lower prices generally.

Fiscal Year 2011 compared to 2010. Fee Timber revenue and operating income increased $25.0 million and $7.2 million, respectively, in 2011 from 2010. The increases were the result of a 37 MMBF, or 70%, increase in harvest volume from 2010 to 2011 in addition to an $81/MBF, or 17%, increase in average realized log price. The harvest volume increase reflects our response to the improvement in the export market that began in 2010 and continued through 2011. We harvested 27 MMBF more than the 2011 planned harvest of 63 MMBF in response to stronger export markets, particularly in China. This additional volume was only a portion of the deferred volumes that accumulated during the years 2008-2010 on the Combined tree farms when we held back on harvesting due to very weak markets. The export market to China was the driving force for increases in log prices as the China market purchased logs typically directed to domestic sawmills. The operating income increase was relatively smaller than the revenue increase as a result of a higher proportion of harvest from the Funds and the corresponding higher depletion expenses that come with newly acquired properties.  In addition, we experienced increased road maintenance costs, which grew from $812,000, or 21%, of Combined tree farm operating expenses in 2010 to $2.4 million, or 41%, of Combined tree farm operating expenses in 2011 as roads were being prepared for higher levels of future harvest operations.

Revenue and operating income for the Funds increased $16.3 million and $3.1 million, respectively, from 2010 to 2011. A 29 MMBF, or nearly fourfold, increase in harvest volume coupled with a $78/MBF, or 16%, increase in log price were the factors responsible for the increases. The increase in income for the Funds was less dramatic than the increase in revenue would suggest because of the high depletion rates on Fund properties in addition to a $1.1 million increase in road maintenance costs from 2010 to 2011.  The percentage of Combined harvest coming from Fund properties more than doubled from 20% in 2010 to 44% in 2011, in response to strong export demand from China and higher log prices generally.

Log Volume

Log volume sold for each year in the three-year period ended December 31, 2012 were as follows:

Volume (in MMBF)
Sawlogs	2012 % Total		2011 % Total		2010 % Total
Douglas-fir	51.1	64%	55.2	61%	35.0	66%
Whitewood	15.4	19%	18.0	20%	7.1	13%
Cedar	0.8	1%	1.4	1%	0.9	2%
Hardwoods	2.3	3%	2.4	3%	0.9	2%
Pulpwood
All Species	10.2	13%	13.2	15%	9.1	17%
Total	79.9	100%	90.2	100%	53.0	100%

Fiscal Year 2012 compared to 2011. Harvest volume decreased by 10 MMBF, or 11%, from 2011 to 2012, with 7 MMBF, or 70%, of that decrease attributable to a reduction in Fund harvest. We experienced weaker demand from the China log export market in 2012 relative to 2011.  This market softening prompted us to slow the pace of harvest, particularly in the Fund’s coastal Oregon hemlock region, which was heavily dependent on the China log export market in 2011. There was very little shift in year-to-date Combined species mix from 2011 to 2012.  The most notable shift saw Douglas-fir sawlog volumes increase from 61% in 2011 to 64% in 2012, primarily at the expense of pulpwood volumes, which declined to 13% in 2012 from 15% in 2011.

Fiscal Year 2011 compared to 2010. Harvest volume increased by 37 MMBF, or 70%, from 2010 to 2011 with 29 MMBF, or 77%, of that increase attributable to a boost in Fund harvest. A large percentage of the Funds’ previously deferred volume was harvested in 2011 to take advantage of favorable pricing. This elevated the Funds’ share of Combined volume mix from 20% in 2010 to 44% in 2011. As described above, the twin decisions to accelerate harvest from both the Partnership’s and Funds’ tree farms came in response to strong demand from China that took hold during 2010 and continued through 2011. The shift in year-to-date Combined species mix saw whitewood volume increase from 13% in 2010 to 20% in 2011, primarily at the expense of Douglas-fir volumes, which declined to 61% in 2011 from 66% in 2010.  The shift from Doulgas-fir to whitewood can be attributed to the incremental China export demand, which is largely indifferent to species mix. Since the incremental increase in whitewood log prices greatly exceeded the lift in Douglas-fir prices, and we expected that this surge in whitewood prices would be short-lived, we emphasized the harvesting of timber stands with whitewood as the predominant species. This emphasis played well into boosting harvest volumes from the Funds’ tree farms where the inventory has a heavier whitewood component. Of particular note, one of the Funds’ tree farms is tributary to the new export facility in Astoria, Oregon, which has catered heavily to the China log market.  Our cedar and hardwood volumes are minor components of the overall mix and they stayed relatively consistent year over year, while pulpwood saw a slight decline from 2010 to 2011, even as pulpwood prices rose 23% from 2010 to 2011.

Log Prices

Logs from the Combined tree farms serve a number of different domestic and export markets, with domestic mills historically representing our largest market destination. However, this customer mix shifted, in the fourth quarter of 2010 when logs destined for export markets represented the largest share of our total log sales, driven by the China export log market accepting a lower quality product than what has traditionally defined an export log. As a result, significant volumes that theretofore would have been sold to domestic mills instead flowed to the China market beginning with 2010 when our export mix surged to 33% and peaked at 45% in 2011. From 2010 through the third quarter of 2011, the relative strength of the China export market was the driving force for much of our realized log pricing. This dynamic shifted during the fourth quarter of 2011 when oversupply abruptly reduced demand from China. We reacted by shifting a greater proportion of our log supply to domestic mills. In the first quarter of 2012 most of our export volume was comprised of higher-value Douglas-fir logs going to Japan. This mix, however, shifted once again during the second quarter of 2012 with improved domestic lumber demand as a result of higher U.S. housing starts. Additionally, we responded to a new market development with increased sales of high-grade Douglas-fir logs to a limited number of domestic mills capable of cutting high-value Japanese lumber grades. This shift toward domestic customers has continued through the end of 2012 and allowed us to realize equivalent delivered log prices while generating shorter hauls and thus a higher net log realization. Improvement in demand from the domestic market has historically resulted in a compression of spreads between realized export and domestic log prices (hardwood data is excluded from domestic data when calculating export-to-domestic spreads).  This pattern held true as we saw the export log premium narrow from $63/MBF, or 11%, in 2011, to $32/MBF, or 6%, in 2012.

We categorize our sawlog volume by species, which is a significant driver of price realized as indicated by the table below. The average log price realized by species for each year in the two-year period ended December 31, 2012 was as follows:
		Fiscal Year
			∆ from 2011 to 2012			∆ from 2010 to 2011
		2012	$/MBF	%	2011	$/MBF	%	2010
Sawlogs	Douglas-fir	$582	$(27)	-4%	$609	$81	15%	$528
	Whitewood	500	(46)	-8%	546	100	22%	446
	Cedar	1,020	97	11%	923	6	1%	917
	Hardwood	581	8	1%	573	71	14%	502
Pulpwood	All Species	318	(65)	-17%	383	72	23%	311
Overall		537	(30)	-5%	567	81	17%	486

The 2012 average log price decreased $30/MBF, or 5%, from the 2011 average log price. This was due primarily to a $37/MBF, or 6%, year-over-year decrease in export price (blended for Douglas-fir and whitewood) in addition to a $65/MBF, or 17%, decrease in pulpwood prices.

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

Douglas-fir: Douglas-fir is noted for structural characteristics that make it generally preferable to other softwoods and hardwoods for the production of construction grade lumber and plywood. Demand and price for Douglas-fir sawlogs have historically been very dependent upon the level of new home construction in the U.S. The direct link between Douglas-fir sawlog prices and domestic housing starts was pronounced with the housing crash in 2008. The effect of the continued weak domestic housing market was offset in 2011 by strong demand from the export market in China. There was softening in the export market to China during 2012, which along with a moderately stronger domestic housing market, narrowed the differential between export prices and rising domestic Douglas-fir prices.  In reaction to this, much of the Douglas-fir volume was re-directed to the domestic market at lower prices but reduced haul costs, resulting in a higher net realization.  This shift in end-market destination resulted in a $27, or 4%, decline in Douglas-fir log prices realized from 2011 to 2012.

This decline in Douglas-fir log pricing in 2012 relative to 2011 is not that dramatic a price swing when compared to the $81/MBF, or 15%, increase in Douglas-fir prices from 2010 to 2011 due to strong export markets to China. Douglas-fir sawlogs prices rallied in early 2010 from the lows of 2008 and 2009 with participants in the domestic lumber supply chain increasing demand for logs in response to declining finished product inventories. This increase in domestic demand coincided with an increase in export market demand from China, and to a lesser extent Japan.

Whitewood: “Whitewood” is a term used to describe several softwood species, but for us primarily refers to western hemlock. Though generally considered to be of a lower quality than Douglas-fir, these logs are also used for manufacturing construction grade lumber. Historically, there has been a modest export market for whitewood logs, with most of this volume going to Korea. This changed beginning in 2010 as the China log export market demonstrated an appetite for softwood logs with little apparent regard or discrimination as to species. Beginning in late 2010 through early 2011, weather conditions permitting, we harvested a heavier mix of predominantly whitewood stands to take advantage of the higher relative price lift resulting from surging species-indiscriminant export demand. This strategy benefitted the Funds’ tree farms more than the Partnership tree farms because the former contain a higher proportion of whitewood, while the Partnership’s whitewood stands tend to be at higher elevations and not easily accessible during winter.  In 2011, whitewood prices increased $100/MBF, or 22%, from 2010 due to the export demand for this species.  However, substantial pullback in the China market in 2012 served to bring whitewood prices down $46/MBF, or 8%, between 2011 and 2012

Cedar: Cedar is a minor component in most upland timber stands and is generally used for outdoor applications such as fencing, siding and decking. Although there is a link between demand for these products and housing starts, this link is not as strong as with most other softwood species. Cedar prices increased $97/MBF, or 11%, from 2011 to 2012 in response to a small spike in demand from buyers.  Cedar prices remained flat from 2010 to 2011, increasing $6/MBF, or 1%.

Hardwood: “Hardwood” can refer to many different species, but on our tree farms, hardwood stands primarily consist of red alder and to a lesser degree bigleaf maple. The local mills that process red alder sawlogs are using the resource to manufacture lumber for use in furniture and cabinet construction. In the industrial forest sector, little red alder is grown intentionally as a crop tree.  Instead, most red alder, and cedar as well, is invasive in otherwise managed conifer stands and is a small incidental component of the commercial species mix.  In down-market cycles users of these secondary species may have relatively better markets for their product than the conifer users, but very short log supply due to the curtailment of conifer log production generally.  The result of this dynamic can be countercyclical price spikes for these minor species. Hardwood prices have experienced a gradual increase over the past several years, from $502 in 2010 up to $581 in 2012, with peaks and dips in between. This increasing price trend is due to gradually tightening supply as naturally occurring stands are converted to conifer and better silvicultural practices reduce the invasion of minor species in managed stands. Hardwood prices rose slightly from 2011 to 2012, increasing $8/MBF, or 1%. This modest increase was on top of a $71/MBF, or 14%, year-over-year increase from 2010 to 2011.

Pulpwood: Pulpwood is a lower quality conifer or hardwood log, unsuitable for the manufacture of lumber, which has value when manufactured into wood chips that are sold to the pulp and paper industry. Sawmills typically provide the bulk of the wood chips used by pulp mills, as they are a low cost residual by-product from the manufacture of lumber, requiring minimal incremental manufacturing cost and handling. The pulpwood log market has enjoyed relative strength in recent years as a direct result of sawmills taking significant downtime in response to the slowdown in housing starts, thus depriving pulp mills of their traditionally preferred, lowest cost source of raw material. This resulted in a $72/MBF, or 23%, increase in pulpwood prices from 2010 to 2011.  However, the closure of a major regional pulp mill in 2012 served to weaken demand and create excess pulpwood inventory. In addition, a gradual increase in sawmill production has helped to push down the demand for, and thus the price of, pulpwood logs sold directly to pulp mills as a primary alternative raw material source.  Pulpwood prices were down $65/MBF, or 17%, from 2011 to 2012.

Customers

The oversupply of Pacific Northwest logs in China in late 2011 and early 2012 coupled with an increase in freight costs has slowed demand and decreased pricing to the export markets in China and Korea. As a result, we shifted a greater proportion of our production to domestic mills, which have enjoyed stronger lumber markets as housing starts have improved and, to a lesser extent, found spot markets in Japan for finished lumber.

The ultimate decision on where to sell logs is based on the net proceeds we receive after considering both the delivered log prices from a prospective customer and the hauling cost needed to get logs to that customer. In instances where harvest operations are in close proximity to a mill relative to the export yard of a broker, we may take advantage of a favorable haul cost differential over selling to an export customer at a higher delivered price. The higher net delivered log value earned by selling to the domestic mill will, in such instances, result in sales of logs otherwise intended for Asia being diverted to domestic markets. As such, realized log price movements are influenced by marketing decisions predicated on a net return mentality rather than exclusively focusing on the delivered log price.

Annual harvest volume and average price paid each year in the three-year period ended December 31, 2012 was as follows:

	2012			2011			2010
Destination	Volume	%	Price	Volume	%	Price	Volume	%	Price
Export brokers	20.2	25%	$591	40.6	45%	$628	17.7	33%	$526
Domestic mills	49.5	62%	560	36.4	40%	565	26.2	50%	520
Pulpwood	10.2	13%	318	13.2	15%	383	9.1	17%	311
Total	79.9	100%	$537	90.2	100%	$567	53.0	100%	$486

Fiscal Year 2012 compared to 2011. Export brokers purchased 25% of total year-to-date volume compared to 45% during the same period in 2011. The loss of volume was made up entirely by the domestic mills that purchased 62% of the 2012 volume versus 40% of the 2011 volume.  This swing in product destination was due principally to a weaker China export log market with far less demand in 2012 compared to 2011, which in turn resulted in a $30/MBF, or 5%, decline in prices paid.  Notwithstanding gradually improving housing starts and some spot markets for lumber bound for export markets that provided much needed life support to domestic mills, domestic log prices remained flat, losing $5/MBF, or 1%, from 2011 to 2012.  Closure of a regional pulp mill and added lumber production served to bring down pulpwood volume 2% from 15% of the product mix in 2011 to 13% of the product mix in 2012.  Pulpwood prices also lost $65/MBF, or 17%, between 2011 and 2012.

Fiscal Year 2011 compared to 2010. Export brokers purchased 45% of total 2011 volume compared to 33% during the same period in 2010. In addition, export brokers increased the price they paid by $102/MBF, or 19%, on a year-over-year basis. Nearly all of this increase in volume came at the expense of domestic mills, which purchased 40% of our mix in 2011 compared to 50% in 2010. Notwithstanding the loss in total volume purchased, domestic mills increased prices paid by $45/MBF, or 9%, in an effort to compete with export brokers for logs being sold to the export market. Pulpwood buyers saw a slight decline in logs sold in 2011 compared to the same period in 2010, notwithstanding a $72/MBF, or 23% price increase during the same period. This price increase reflects higher pulp mill demand for whole log chips resulting from sawmill production curtailments.

Harvest Volumes and Seasonality

The Partnership owns 113,000 acres of timberland in western Washington and the Funds own 80,000 acres of timberland in western Washington, western Oregon, and northern California. We are able to conduct year-round harvest activities on the Partnership’s Hood Canal tree farm and on 12,000 acres of the Funds’ properties because these properties are concentrated at low elevations. In contrast, the Partnership’s Columbia tree farm and the 68,000-acre balance of Fund properties are at a higher elevation where harvest activities are generally not possible during the winter months when snow precludes access to the lands. Generally, we concentrate our harvests from the Hood Canal tree farm in those months when weather limits operations on other properties, thus taking advantage of reduced competition for log supply to our customers and improving prices realized. As such, when these various tree farms are combined, we can operate so that the pattern of quarterly volumes harvested is flatter than would be the case if looking at one tree farm in isolation.

The percentage of annual harvest volume by quarter for each year in the three-year period ended December 31, 2012 was as follows:

Year ended	Q1	Q2	Q3	Q4
2012	18%	38%	21%	23%
2011	34%	21%	13%	32%
2010	22%	27%	30%	21%

Harvest activities in early 2012 were approached with caution due to lukewarm demand from the China market during the first quarter of the year and relatively high inventories at domestic customers’ log yards resulting from the heavy Q4 2011 production.  The second quarter harvest reflects a seasonal bump in spring harvest that was more pronounced this year due to withholding volume during the first quarter and a decision to advance some of the third quarter volume to take advantage of favorable pricing. This resulted in slightly lower third quarter harvest volume, a level we maintained during fourth quarter due to favorable log prices.

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

The following factors enhance our flexibility in responding to fluctuating markets, whether these fluctuations are seasonally driven or not: we do not own any mills or processing facilities that require a minimum volume; low focus on quarterly earnings fluctuations and our practice of permitting excess harvest units across various species so that we have a ready pool of potential harvest units to draw on for expanded market demand.

Cost of Sales

Cost of sales for the Fee Timber segment consists of harvest, haul, and harvest excise tax costs along with depletion expense. These costs all vary directly with harvest volume. Harvest costs will vary by terrain, with steeper slopes requiring more expensive cable systems with a high labor component, while more moderate slopes can be harvested with mechanized equipment and lower relative costs. Harvest and haul costs represent the direct cost incurred to convert trees into logs and deliver those logs to the point of sale.  Harvest excise tax costs in Washington State consist of a 5% tax on the net stumpage value, as determined by the State using an estimation of historical stumpage values. Oregon currently charges a harvest excise tax based on harvest volume with a rate of approximately $4/MBF.

Depletion expense represents the cost of acquiring and growing the harvested timber. Depletion expense is generated from the harvest and sale of timber and periodically from Real Estate sales when land is sold with standing timber. Depletion expense generated from Real Estate sales is typically de minimis and is excluded from the Fee Timber depletion analysis.

The applicable depletion rate is derived by dividing the aggregate cost of merchantable stands of timber (age 35 and older), together with capitalized road expenditures, by the estimated volume of merchantable timber available for harvest at the beginning of that year. The depletion rate, so derived and expressed in per MBF terms, is then multiplied by the volume harvested in a given period to calculate depletion expense for that period as follows:

Depletion rate = Accumulated cost of timber and capitalized road expenditures
                                             Estimated volume of 35-years-and-older merchantable timber

Because of the relatively recent acquisition dates of the Fund tree farms, and thus relatively higher acquisition costs, the depletion rates associated with harvests from those properties are considerably higher than for harvests from the Partnership’s tree farms. Partnership depletion consists primarily of historical timber cost that has been owned by the Partnership for many decades, as well as the Columbia tree farm property that was acquired in 2001.

Each year, the depletion rate is adjusted to account for “layers” of harvest volume exiting the pool and new “layers” of 35-year old timber volume and cost entering the pool. The depletion rate is then applied to future volume harvested for the coming year to calculate depletion expense for that period.

Fee Timber cost of sales for each year in the three-year period ended December 31, 2012 was as follows:
($ in millions)	Harvest, Haul		Total Cost	Harvest Volume
Year ended	and Other	Depletion*	of Sales	(MMBF)
2012	$17.6	$10.0	$27.6	84.3
2011	17.8	11.8	29.6	90.2
2010	8.9	5.2	14.1	53.0
*2012 calculation includes 4.4 MMBF from timber deed sale

Cost of sales declined $2.0 million, or 6.7% from 2011 to 2012 principally as a result of a $1.8 million decline in depletion expense.  The decline in depletion expense is a result of an 11% reduction in Combined harvest volume coupled with a shift away from harvest from Funds tree farms, which carry a higher per unit depletion rate, offset by the depletion expense from the 4.4 MMBF timber deed sale. The Partnership tree farms have a lower historic cost and attendant depletion rate, while the Funds’ tree farms have a higher depletion rate reflective of a more recent and higher cost basis.  In 2012, harvest volumes, including the 4.4 MMBF timber deed sale, were weighted 62% and 38% from Partnership and Fund tree farms, respectively.  In 2011, volumes were weighted 56% and 44% from Partnership and Funds, respectively.

Cost of sales more than doubled from 2010 to 2011 primarily as a result of a 70% increase in Combined harvest volume. The increase in costs was compounded by a shift in harvest volume away from the Partnership tree farms that carry a lower historic cost and attendant depletion rate, to include more volume from Fund tree farms that carry a higher depletion rate reflective of more recent acquisition and higher cost basis. In 2011, volumes were weighted 56% and 44% from Partnership and Fund tree farms, respectively. In 2010, harvest volumes were weighted 80% and 20% from Partnership and Fund tree farms, respectively. Harvest, haul, and other costs were also higher in 2011 over 2010 as we included several units in operations that required higher cost cable logging and contractors were successful in negotiating higher prices for their services.

Fee Timber cost of sales, expressed on a per MBF basis for each year in the three-year period ended December 31, 2012, was as follows:

Year ended	Harvest, Haul and Other	Depletion*	Total Cost of Sales
2012	$226	$119	$345
2011	203	130	333
2010	167	98	265
*2012 calculation includes 4.4 MMBF from timber deed sale

Costs of sales per MBF increased $12/MBF in 2012 over 2011 with the increase due entirely to increased harvest-and-haul costs offset by a decline in depletion expense. The per MBF increase in harvest, haul and other reflects increases in harvest from units requiring higher cost cable logging accentuated by competition to hire and retain scarce logging contractors.  Cable logging costs in particular experienced a sharp increase in 2011when demand for experienced contractors exceeded contractor capacity, allowing contractors to demand higher prices for their services that carried over into 2012. Haul costs were also up slightly due to a shrinking contract trucking pool and longer haul distances.

Depletion expense decreased $11/MBF, or 8%, in 2012 compared to 2011. This is attributable to a significant shift in the relative harvest away from Fund tree farms between 2011 and 2012. The Funds’ share of the Combined harvest total was 38% in 2012 compared to 44% in 2011.

Costs of sales per MBF increased $68/MBF in 2011 over 2010 with the increase split about evenly between harvest-and-haul costs and depletion expense. As described earlier, cable logging costs were negatively affected by a shortage of contractors in the wake of the industry-wide slowdown of 2008-2010 in which numerous contractors went out of business. During the same 2008-2010 period many log trucks were converted by their owners to highway freight hauling configuration, creating a shortage of log trucks and thus resulting in slightly higher haul costs when harvest activity rebounded in 2011.

Depletion expense increased $32/MBF, or 33%, in 2011 compared to 2010. This is attributable to a significant increase in the relative harvest from the Funds’ tree farms from 2010 to 2011. The Funds’ share of the Combined harvest total was 44% in 2011 compared to 20% in 2010.

We use a pooled depletion rate for volume harvested from the Partnership’s tree farms that divides the combined book basis of the merchantable timber for both tree farms by the combined merchantable volume for both tree farms. On the other hand, for the Funds we calculate separate depletion rates for each of the six Fund tree farms and then present them for this report in terms of a blended aggregate rate.  Depletion expense resulting from timber harvest for each year in the three-year period ended December 31, 2012 was made up of the following:

	Year ended December 31, 2012
	Partnership*		Funds		Combined*
Volume harvested (MMBF)	52.0	62%	32.3	38%	84.3
Rate/MBF	$59		$215		$119
Depletion expense (in thousands)	$3,083		$6,936		$10,019

	Year ended December 31, 2011
	Partnership		Funds		Combined
Volume harvested (MMBF)	50.7	56%	39.5	44%	90.2
Rate/MBF	$63		$217		$130
Depletion expense (in thousands)	$3,171		$8,587		$11,758

	Year ended December 31, 2010
	Partnership		Funds		Combined
Volume harvested (MMBF)	42.3	80%	10.7	20%	53.0
Rate/MBF	$62		$236		$98
Depletion expense (in thousands)	$2,640		$2,529		$5,169
*Volume includes 4.4 MMBF from timber deed sale

Operating Expenses

Operating expenses for Fee Timber include management, silviculture and the cost of both maintaining existing roads and building temporary roads required for harvest activities for the 113,000 acres owned by the Partnership and the 80,000 acres owned by the Funds. Operating expenses for the Fee Timber segment declined 3% in 2012 to $6.1 million from $6.3 million in 2011 primarily due to the reduction in road building and maintenance costs which spiked during 2011 to support higher harvest activity.  Operating expenses for the Fee Timber segment increased 60% in 2011 to $6.3 million from $3.9 million in 2010. The increase in 2011 expenses over the prior year is attributable to increased road building and maintenance costs to facilitate an increase in harvest levels and to prepare roads for future harvest on newly acquired Timber Fund lands. Combined road maintenance costs for 2011 were $2.4 million, compared to $812,000 in 2010, or 38% and 21%, respectively, of Combined operating expenses for the two years.

Timberland Management & Consulting

Revenue and Operating Income

The Timberland Management & Consulting (TM&C) segment primarily develops timberland investment portfolios on behalf of the Funds. As of December 31, 2012, the TM&C segment managed three private equity timber funds representing $195 million of acquired commercial timberlands with an appraised value of $231 million. Equity capital in the Funds includes a co-investment by the Partnership in addition to third-party capital. As of December 31, 2012, we have remaining committed capital of $134 million for Fund III, which includes $7 million of remaining commitment on our $9 million co-investment.

See Accounting Matters ~ Critical Accounting Policies and Estimates ~ Timber Fund Management Fees for more information on accounting for management fees paid by third-party investors.

Revenue and expense generated through the management of the Funds is accounted for within the TM&C segment.  Accounting guidance requires us to consolidate the Funds’ into our financial statements because of the governance control the Partnership is deemed to have over the Funds. As such, all fees associated with managing the Funds are eliminated in our consolidated financial statements. The revenue generated from management of these Funds represents an expense to the Fee Timber segment which is also eliminated when the Funds are consolidated into the Partnership’s financial statements.  The portion of those fees paid by third-party investors is added back to income in the Partnership’s consolidated statements of comprehensive income (loss) as a component of the caption “Net (income) loss attributable to noncontrolling interests-ORM Timber Funds”.

The Partnership owns 20% of Funds I and II and 5% of Fund III.  As a result, in a look-through sense 80% of Funds I and II and 95% of Fund III management fees are paid by third parties. We generated a total of $2.2 million, $2.4 million, and $1.5 million of management fee revenue in 2012, 2011, and 2010, respectively.  At the close of 2012, the TM&C segment was managing 80,000 acres for the Funds compared with 61,000 acres at the end of both 2011 and 2010. Revenue and operating income for the TM&C segment for each year in the three-year period ended December 31, 2012, were as follows:

Year Ended December 31, (in millions)	2012	2011	2010
Revenue internal	$2.2	$2.4	$1.5
Intersegment eliminations	(2.2)	(2.4)	(1.5)
Revenue external	$0.0	$0.0	$0.0

Operating income-internal	$0.1	$0.4	$0.0
Intersegment eliminations	(1.7)	(1.9)	(1.3)
Operating loss-external	$(1.6)	$(1.5)	$(1.3)

Fund harvest voume (in MMBF)	32.3	39.5	10.7

Fiscal Year 2012 compared to 2011. TM&C had $7,500 in consulting fee revenue in 2012 compared with no revenue in 2011 after elimination of $2.2 million and $2.4 million of fees in 2012 and 2011, respectively. The reduction in harvest volume resulted in a decline in management fees earned in 2012 from 2011.

Fiscal Year 2011 compared to 2010. TM&C had no revenue to report in either 2011 or 2010 after elimination of $2.4 million and $1.5 million of fees, respectively. The addition of approximately 25,000 acres under management for Fund II in the fall of 2010 is the primary reason for the increase in revenue eliminated in 2011 over 2010.

Operating Expenses

Fiscal Year 2012 compared to 2011. TM&C operating expenses increased $60,000 in 2012 over the same period in 2011. The increase in operating expense is due primarily to expenses incurred in connection with raising capital and evaluating potential acquisition targets.

Fiscal Year 2011 compared to 2010. TM&C operating expenses increased $234,000 in 2011 over the same period in 2010. The increase in operating expense results from increased costs in connection with higher harvest levels in the Funds, higher personnel related expenses with fund oversight, and administrative costs incurred prior to raising capital for Fund III.

Real Estate

Revenue and Operating Income

The Partnership’s Real Estate segment consists primarily of revenue from the sale of land within its 2,900-acre portfolio, sales of development rights, known as conservation easements (CE’s), tracts from the Partnership’s timberland portfolio, and residential and commercial rents from our Port Gamble and Poulsbo properties. The Partnership’s Real Estate holdings are located primarily in the Washington counties of Pierce, Kitsap, and Jefferson with sales of land for this segment typically falling into one of the three general types:

•	Commercial, business park, and residential plat land sales represent land sold after development rights have been obtained and generally are sold with prescribed infrastructure improvements.

•	Rural residential lot sales that generally require some capital improvements such as zoning, road building, or utility access improvements prior to completing the sale.

•
The sale of unimproved land, which generally consists of larger acreage sales rather than single lot sales, and is normally completed with very little capital investment prior to sale and may or may not have a conservation flavor.

In addition to outright sales of fee simple interests in land, such as those three categories enumerated above, we also enter into conservation easement sales that allow us to retain harvesting rights and other timberland management rights, but bar any future subdivision of or real estate development on the property.

As indicated above, conservation sales take two primary forms for us, either a conservation easement sale that extinguishes future development rights on a parcel of timberland but retains the ability to conduct forestry operations or an outright fee simple sale to a conservation entity. In 2012, we sold development rights on nearly 1,900-acres of our Columbia tree farm.  In 2011, conservation sales reflected an outright sale of fee simple interest in a 386-acre conservation tract to The Nature Conservancy as well as a sale of development rights on 255 acres to the state of Washington, with assistance from Forterra, previously called Cascade Land Conservancy. In the case of the 386-acre sale to The Nature Conservancy, the Partnership retained no interest in or harvesting rights to the property post-sale. On the other hand, the 255-acre sale of development rights allows us to retain harvesting rights and other timberland management rights, but bars any future subdivision of or real estate development on the property. In 2010, we closed on a sale of development rights that similarly prohibits future development or subdivision activities but permits continuing management of the tracts as timberland, including harvesting of timber. The 2010 development rights sale encumbered 6,886 acres of the Columbia tree farm.

Results from Real Estate operations are expected to vary significantly from year to year as we make multi-year investments in entitlements and infrastructure prior to selling entitled or developed land.   In 2012, we reclassified certain costs related to rental revenue.  As such, prior period amounts were also reclassified from operating expense to cost of sales to maintain consistency in reporting.  Real Estate segment revenue for each year in the three-year period ended December 31, 2012 consisted of the following components:

							Per Acre Amounts
(in thousands except acres)		Gross	Gross	Operating				Gross
Description	Revenue	margin	margin %	loss		Acres	Revenue	Margin
Land underlying corporate office	$2,900	$2,726				2	$1,450,000	$1,363,000
Development rights (CE)	1,235	985				1,852	667	532
Gig Harbor Residential^	1,553	524				12	129,380	43,667
Unimproved land	1,511	966				444	3,403	2,175
Total land	$7,199	$5,201	72%			2,310	3,116	2,251
Rentals	1,287	50
Other	11	11
2012 Total	$8,497	$5,262	62%	$(11,099)	*

Description	Revenue	Gross Margin				Acres	Revenue	Gross Margin
Development rights (CE)	$480	$414				255	$1,882	$1,624
Conservation sale	1,955	1,713				386	5,065	4,438
Unimproved land	417	347				102	4,088	3,402
Residential	484	342				5	96,800	68,400
Total land	$3,336	$2,816	84%			748	4,460	3,765
Rentals	1,195	134
Other	14	14
2011 Total	$4,545	$2,964	65%	$(349)	**

Conservation easement	$2,400	$2,244				6,886	$349	$326
Total land	$2,400	$2,244	94%			6,886	349	326
Rentals	1,013	73
Other	74	70
2010 Total	$3,487	$2,387	68%	$(829)	***
^Revenue recognized on % complete basis
*Includes $12.5 MM of environmental remediation expense
**Includes $977,000 of environmental remediation expense
***Includes $875,000 of environmental remediation expense

Fiscal Year 2012 compared to 2011. Sales for the Real estate segment in 2012 include the sale of two acres underlying our Poulsbo headquarters building, a sale of development rights on 1,852-acres of our Columbia tree farm for $1.2 million, partial recognition of revenue in connection with a $3.3 million sale of an 11.5-acre multi-family residential land parcel from our Harbor Hill project in Gig Harbor, and four rural land sales totaling $1.5 million for 444 acres.  This compares to 2011 when we had one sale of development rights, a fee simple sale to The Nature Conservancy, four unimproved lands sales, the sale of a building on two acres we owned in north Seattle, and one residential lot in Kitsap County.

Operating loss increased $10.8 million from $349,000 in 2011 to $11.1 million in 2012 due to an $11.5 million increase in environmental remediation accruals over the same period in 2011.  Notwithstanding the increase in environmental remediation accruals, operating results improved from 2011 to 2012 due to increased revenue and margin as described earlier.

Fiscal Year 2011 compared to 2010. Real estate transactions in 2011 included a CE sale to the state of Washington funded by Forterra, a fee simple sale of conservation land to The Nature Conservancy, four unimproved land sales, the sale of a building on two acres we owned in north Seattle, and one residential lot in Kitsap County. We benefitted from an increase in real estate activity in 2011 over 2010, when we only closed a single land transaction - a CE sale. Even though we saw an increase in the number of transactions and total revenue from 2010 to 2011, we experienced a slight decline in gross margin as a percent of sales revenue on land sales from 94% in 2010 to 84% in 2011. This gross margin as a percent of sales erosion is primarily attributable to increased professional costs incurred in connection with some of the 2011 transactions.

Operating loss declined $480,000 from $829,000 in 2010 to $349,000 in 2011 due to a $1.1 million increase in revenue offset by $360,000 increase in costs of sales, a $136,000 increase in operating expenses due to an increase in maintenance expenses related to our residential and commercial properties which had been deferred in prior years, and a $102,000 increase in environmental remediation charge over the same period in 2010.

Cost of Sales

Real Estate cost of sales for each of the three years ended December 31, 2012, 2011, and 2010 was $3.2 million, $1.6 million, and $1.1 million, respectively, with these amounts comprised of land basis, legal, other closing costs, and costs incurred in the generation of rental revenue. CE sales, unlike fee simple sales which include land basis in cost of sales, typically have little or no cost basis written off as part of the transaction. Cost of sales doubled from 2011 to 2012 due primarily to 87% increase in sales revenue.  Cost of sales increased 44% from 2010 to 2011due to a 30% increase in revenue.

Operating Expenses

Real Estate operating expenses for each of the three years ended December 31, 2012, 2011, and 2010 were $16.4 million, $3.3 million, and $3.2 million, respectively. Operating expenses significantly increased in 2012, primarily as a result of $12.5 million in environmental remediation charges in addition to expenses incurred in connection with the submission of the Port Gamble master plan and depreciation expense related to the retirement of our previous corporate headquarters. Operating expenses in 2012, excluding $12.5 million in environmental remediation charges, increased $1.5 million over 2011, excluding $977,000 in environmental remediation charges in that year. Operating expenses, excluding environmental remediation charges of $875,000 in 2010 and $977,000 in 2011, were mostly flat, decreasing $5,000.

Basis in Real Estate Projects

“Land Held for Development” on our Balance Sheet represents the Partnership’s cost basis in land that has been identified as having greater value as development property rather than as timberland. Our Real Estate segment personnel work with local officials to establish entitlements for further development of these parcels. Project costs that are clearly associated with development or construction of a real estate project are capitalized once entitlement has been obtained.

When facts and circumstances indicate that the carrying value of properties may be impaired, an evaluation of recoverability is performed by comparing the currently recorded carrying value of such property or properties to the projected future undiscounted cash flows of the same property or properties. If it is determined that the carrying value of such assets may not be fully recoverable, we would recognize an impairment loss, adjusting for the difference between the carrying value and fair market value, and would recognize an expense in this amount against current operations. We have continuously owned most of our land for decades. As a result, the land basis associated with most of our development properties is well below even the off-cycle-peak market values prevalent today. As such, we do not anticipate an asset impairment charge on any of our development projects.

Those properties that are for sale, under contract, and those for which the Partnership has an expectation they will sell within the next 12 months, are classified on our balance sheet as a current asset under “Building and Land Held for Sale”. The $1.2 million amount currently in Land Held for Sale reflects our expectation that we will have completed our post-closing obligations related to the December 2012 sale of the multi-family parcel from our Harbor Hill project and this will trigger recognition of revenue currently recorded under “Deferred revenue” in the liability section of our balance sheet.

Environmental Remediation

The Partnership has an accrual for estimated environmental remediation costs of $13.9 million and $2.2 million as of December 31, 2012 and 2011, respectively. The environmental remediation liability represents estimated payments to be made to monitor and remedy certain areas in and around the townsite/millsite of Port Gamble, and at Port Ludlow, Washington.

In the second quarter of 2012 we accrued an additional $12.5 million for Port Gamble environmental liabilities to have an estimated accrual of $14.3 million as of June 30, 2012.  This additional accrual is derived prior to the conclusion of negotiations with the Department of Ecology (DOE), but was the result of significant modifications to the draft Port Gamble Baywide and Millsite Remedial Investigation (RI) and Feasibility Study (FS) issued by the DOE in May 2012.  From mid-August through the end of December and into 2013, we have been in regular dialogue with DOE Clean-up Action Plan (CAP), coincident with a consent decree that outlines clean-up actions, natural resource damage (NRD) remediation, and potential property sales of land around Gamble Bay by Pope Resources. A short list of unresolved issues remain, principally related to the treatment of existing docks in the southern embayment around the millsite and the degree to which the DNR, the other potentially liable party (PLP) in Port Gamble, is going to participate in funding the costs of clean-up and NRD remediation.

In developing its estimate of the Port Gamble environmental liability Management has employed a Monte Carlo statistical simulation model that suggests a potential aggregate range of clean up costs from $11.5 million to $16.1 million which corresponds to a two standard deviation ranges from the mean of possible outcomes.

The environmental remediation accrual also includes estimated costs related to a separate remediation effort within the resort community of Port Ludlow. Early in 2012, soil vapor extraction (SVE) pilot tests were conducted in Port Ludlow with this round of testing producing somewhat inconclusive results regarding the efficacy of SVE as a remediation technique. Over the balance of 2012, representatives of Port Ludlow Associates (PLA) and the Partnership have been in dialogue, along with our respective consultants, to discuss these results and next steps.

The environmental liability at December 31, 2012 is comprised of $750,000 that the Partnership expects to expend in the next 12 months and $13.2 million thereafter. The liability recorded by the Company as of December 31, 2012 is based on the 50th percentile within the range, which management considers to be their best estimate of the most likely outcome. Activity in the environmental remediation liability is detailed as follows:

(in thousands)	Balances at	Additions	Expenditures
Year ended	the Beginning	to	for	Balance at
December 31,	of the Year	Accrual	Remediation	Year-end
2012	$2,203	$12,500	$761	$13,942
2011	1,933	977	707	2,203
2010	1,269	875	211	1,933

General & Administrative (G&A)

Fiscal Year 2012 compared to 2011. G&A costs were $4.2 million in both 2012 and 2011, with some cost categories up between periods but other offsetting categories down.

Fiscal Year 2011 compared to 2010. G&A costs were $4.2 million in 2011 compared to $4.7 million in 2010. The decline is primarily attributable to development and adoption of a new incentive compensation plan first recorded in 2010 that required a catch-up accrual for multi-year performance cycles and the professional fees incurred in connection with the new plan. Professional and legal service fees were also down between 2010 and 2011 by $450,000. Partially offsetting these cost declines, we experienced a slight increase in taxes on management fees and in necessary repairs made to the corporate building in early 2011.

Interest Income and Expense

Interest income declined from $42,000 in 2011 to $26,000 in 2012 on top of a decrease from $102,000 in 2010. The progressively lower amounts of interest income from 2010 through 2012 are due primarily to lower cash and investment balances coupled with a decrease in average interest earned on the portfolio.

Interest expense, net of interest capitalized to development projects, was $1.5 million in 2012 compared with $1.7 million in 2011 and $1.2 million in 2010. The decline from 2011 to 2012 was due to a decline in weighted average borrowings on the operating line of credit coupled with an increase in interest capitalized to the Harbor Hill project. The increase in interest expense, net of interest capitalized, from 2010 to 2011 was due to a full year of interest on the Fund II mortgage coupled with an increase in interest expense related to higher amounts borrowed on the operating line of credit in 2011 over 2010.

The debt arrangement between the Partnership and Northwest Farm Credit Services (NWFCS) includes an annual rebate of a portion of interest expense paid in the prior year (patronage). This NWFCS patronage program is a feature common to most of this lender’s customer loan agreements. The patronage receivable reduced interest expense by $214,000 and $239,000 in 2012 and 2011, respectively.

Debt Extinguishment Costs

In April 2010, we paid off an $18.6 million mortgage with a 7.63% fixed interest rate, one year ahead of its scheduled maturity. The early retirement of this debt resulted in a $1.2 million debt extinguishment charge.  The decision to refinance was motivated by the opportunity to reduce cash used for both principal and interest payments, lower borrowing costs, and spread out future refinance risk across a number of years. The early debt extinguishment costs were funded by using new term loans from Northwest Farm Credit Services (NWFCS).

Income Taxes

Pope Resources is a limited partnership and is, therefore, not subject to income tax. Instead, taxable income/loss flows through and is reported to unitholders each year on a Form K-1 for inclusion in each unitholder’s tax return. Pope Resources does, however, have corporate subsidiaries that are subject to income tax. The corporate tax-paying entities are utilized for our third-party service fee businesses.

Fiscal Year 2012 compared to 2011. We recorded tax expense of $352,000 and $236,000 in 2012 and 2011, respectively, based on taxable income in corporate subsidiaries and certain discrete items.  The increase in 2012 is due primarily to less tax depreciation available for deductions than in the prior year.

Fiscal Year 2011 compared to 2010. We recorded tax expense of $236,000 in 2011 compared to a tax benefit of $290,000 in 2010. The tax expense results from income in the taxable corporate subsidiaries in 2011 as a result of an increase in income from management fees earned.

Noncontrolling interests-ORM Timber Funds

Noncontrolling interests-ORM Timber Funds represented the portion of 2012, 2011, and 2010 net (income) losses of the Funds attributable to third-party owners of the Funds.  The Funds carry a higher depletion cost than the Partnership’s timberland and as a result often generate losses during the early years of the Fund life.  Included in these results are the management fees charged by ORM LLC to the Funds.  The portion of the loss or (income) attributable to these third-party investors is added back to determine “Net income (loss) attributable to Partnership unitholders” as follows:

(in thousands)
Noncontrolling interest-2012	Fund I	Fund II	Fund III		Total
Management fees paid to ORM LLC	$(804)	$(1,321)	$(86	) *	$(2,211)
Forest operations	(149)	454	(60)		245
Fund operating loss-Internal	(953)	(867)	(146)		(1,966)
Interest expense	(3)	(535)	-		(538)
Income tax expense	(23)	(55)	-		(78)
Fund net loss-Internal	(979)	(1,457)	(146)		(2,582)
Loss attributed to noncontrolling interest	$783	$1,165	$139		$2,087

Noncontrolling interest-2011	Fund I	Fund II	Fund III		Total
Management fees paid to ORM LLC	$(847)	$(1,343)	$(200	) *	$(2,390)
Forest operations	(143)	3,474	-		3,331
Fund operating income (loss)-Internal	(990)	2,131	(200)		941
Interest expense	(4)	(534)	-		(538)
Income tax expense	(46)	(105)	-		(151)
Fund net income (loss)-Internal	(1,040)	1,492	(200)		252
Loss (income) attributed to noncontrolling interest	$832	$(1,195)	$190		$(173)

Noncontrolling interest-2010	Fund I	Fund II	Fund III		Total
Management fees paid to ORM LLC	$(827)	$(645)	$-		$(1,472)
Forest operations	22	144	-		166
Fund operating loss-Internal	(805)	(501)	-		(1,306)
Interest expense	(5)	(189)	-		(194)
Income tax expense	(4)	(18)	-		(22)
Fund net loss-Internal	(814)	(708)	-		(1,522)
Loss (income) attributed to noncontrolling interest	$651	$566	$-		$1,218

* Includes $66 and $200 of costs reimbursed to ORM by Fund III in 2012 and 2011, respectively.

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

The Partnership’s debt consists primarily of mortgage debt with fixed interest rates and an operating line of credit. In May 2012, we extended our $20.0 million operating line of credit held with NWFCS. Before the extension, the line of credit had a variable interest rate based on the one-month LIBOR rate plus margins ranging from 2.25% to 3.25%, unused commitment fees ranging from 0.15% to 0.35%, and had a maturity date of August 2013. The ranges for margins over LIBOR and unused commitment are a function of how we measure against covenant tests.  Interest payments were required quarterly in arrears. The extension pushed the maturity date out to August 1, 2015 and increased the frequency of interest payments to monthly in arrears. The extended line of credit now carries a variable interest rate that is still based on the one-month LIBOR rate, however the applicable margins were reduced and range between 1.75% and 2.75% while unused commitment fees remain unchanged at a range between 0.15% and 0.35%.  The Partnership had no balance drawn under the line of credit as of December 31, 2012, down from the balance of $5.0 million at December 31, 2011.

In December 2012, we mortgaged the commercial office building on Seventh Avenue in Poulsbo, Washington with a 10-year term loan with a 3.8% interest rate and a 20-year principal amortization.  The $3.0 million loan amount was set using a 75% loan-to-value ratio and requires monthly interest and principal payments until January 2023.  Loan origination costs of $18,000 will be amortized over the life of the loan.

The Partnership’s debt agreements have financial covenants which are measured quarterly. Among the covenants measured, is a requirement that the Partnership not exceed a maximum debt-to-total-capitalization ratio of 30%, with total capitalization calculated using fair market (vs. carrying) value of timberland, roads and timber. The Partnership is in compliance with this covenant as of December 31, 2012 and expects to remain in compliance for at least the next twelve months.

In June 2010, we entered into a $20.0 million term loan agreement with Northwest Farm Credit Services (NWFCS). This agreement was structured with three tranches with terms of 5, 7, and 15 years that collectively have a weighted average interest rate of 5.3%. A fourth tranche of debt with NWFCS had been taken out previously in 2009 in the amount of $9.8 million with an interest rate of 6.4%. The weighted average interest rate for these four tranches of term debt is 5.6%.

Simultaneous with a timberland acquisition during the third quarter of 2010, Fund II closed on an $11 million timberland mortgage with MetLife. This mortgage is a non-amortizing, 10-year loan with a fixed interest rate of 4.85%. The loan agreement allows for, but does not require, annual principal payments of up to 10% without incurring a make-whole premium.

Cash and cash equivalents increased $1.1 million from 2011 to 2012 due primarily to cash provided by proceeds from the mortgage on our new corporate headquarters.  Cash and cash equivalents increased $230,000 from 2010 to 2011 due to the increase in cash provided by increased harvest volume and real estate sales, coupled with the absence of a large Fund timberland acquisition that occurred in 2010. During the year ended December 31, 2010, overall cash and cash equivalents decreased $4.8 million resulting primarily from the repayment of long term debt and the repurchase of a large block of units at a total cost of $11.9 million but $9.6 million of this total was financed by drawing on our line of credit, resulting in a net $2.3 million drain on 2010 cash balances. The $896,000 and $5.0 million variance in cash flow from 2012 to 2011 and 2011 to 2010, respectively, is broken down in the following table:

(in thousands)	2012	Change	2011	Change	2010
Cash provided by operations	$16,209	$(5,451)	$21,660	$12,710	$8,950
Investing activities
Redemption of investments	-	-	-	(1,497)	1,497
Proceeds from sale of fixed assets	2,873	2,873	-	-	-
Capital expenditures	(2,305)	(394)	(1,911)	(970)	(941)
Acquisition of commercial office building in Poulsbo	-	3,210	(3,210)	(3,210)	-
Timberland acquisition	(45,155)	(44,996)	(159)	58,047	(58,206)
Cash provided by (used in) investing activities	(44,587)	(39,307)	(5,280)	52,370	(57,650)
Financing activities
Borrowing on (repayment of) line of credit	(4,957)	(314)	(4,643)	(14,243)	9,600
Borrowing on (repayment of) long term debt	(32)	(2)	(30)	1,008	(1,038)
Extinguishment of long-term debt	-	-	-	18,554	(18,554)
Proceeds from issuance of long-term debt	3,000	3,000	-	(31,000)	31,000
Debt issuance costs	(46)	(46)	-	283	(283)
Cash distributions to unitholders	(7,499)	(2,236)	(5,263)	(2,022)	(3,241)
Unit repurchases	-	-	-	12,267	(12,267)
Cash from option exercises, net	12	(504)	516	(106)	622
Excess tax benefit from equity-based compensation	220	124	96	96	-
Payroll taxes paid upon restricted unit vesting	(300)	(66)	(234)	(234)	-
Distributions to fund investors, net of cash to Partnership	(3,942)	3,070	(7,012)	(6,206)	(806)
Capital call- ORM Timber Fund II, Inc.	-	-	-	(38,800)	38,800
Stock sale - ORM Timber Fund II, Inc.	118	118	-	-	-
Capital call- ORM Timber Fund III, Inc.	42,946	42,509	437	437	-
Preferred stock issuance (distribution), net - ORM Timber Fund II, Inc.	(16)	0	(16)	(126)	110
Other	-	1	(1)	(1)	-
Cash provided by (used in) financing activities	29,504	45,654	(16,150)	(60,093)	43,943
Net increase (decrease) in cash and cash equivalents	$1,126	$896	$230	$4,987	$(4,757)

Operating cash activities. Cash provided by operating activities decreased $5.5 million from 2011 to 2012 due principally to an 11% decline in harvest volume coupled with a 5% reduction in realized average log price.  This was partially offset by increased sales from the Real Estate segment but capitalized development activities increased $1.3 million during 2012 in connection with projected sales from the Harbor Hill development.

Cash provided by operating activities increased to $21.7 million in 2011 from $9.0 million in 2010 due primarily to a 70% increase in harvest volumes and a 17% log price increase from the Combined tree farms in addition to a small uptick in Real Estate activity. Capitalized development costs declined slightly to $893,000 in 2011 compared with $1.1 million in 2010.

Investing cash activities. Cash used in investing activities increased $39.3 million from 2011 to 2012 due to the Fund III timberland acquisition in December 2012.  This was partially offset by the sale of land underlying our corporate headquarters in the third quarter of 2012 that had no counterpart in 2011 and the acquisition of a commercial building in the second quarter of 2011 that had no corollary in 2012.

 Cash used in investing activities declined by $52.4 million from 2010 to 2011 primarily due to the absence in 2011 of a counterpart to the $58 million of timberland acquisitions that were made in 2010. This was partially offset by a $4.2 million increase in capital expenditures which reflects the $3.2 million acquisition of a commercial office building in Poulsbo in 2011 in addition to an increase in road, timber, and reforestation expenditures in anticipation of planned harvest activity.

Financing activities. Cash provided by financing activities increased $45.7 million in 2012 from 2011 due primarily to the Fund III capital call and proceeds provided by a mortgage on the new corporate headquarters.  The $0.10 per unit increase in the quarterly distribution beginning the second quarter of 2012 was offset by a decrease in distributions to fund investors.

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

Expected future changes to cash flows

Operating activities. As discussed above, we currently plan to harvest between 84 MMBF to 86 MMBF in 2013. This plan reflects our expectation that domestic sawmills will gradually increase operating rates and demand for logs in response to improved housing starts.

Based on budget plans, we currently expect our Gig Harbor project’s 2013 capital expenditures to total $9.4 million in 2013.  The majority of Gig Harbor capital expenditures in 2013 are projected to be for site work, engineering, surveying and overall project management costs following the closing of a multi-family residential parcel and in connection with additional closings in Gig Harbor that are referred to on page 34 and for which we have entered into purchase and sale agreements.  In 2010 we reached an agreement with the City of Gig Harbor to allow us to defer construction of certain community-based infrastructure items (e.g, stormwater-retention ponds) until we attained defined sales targets of lots/parcels within the project.  In addition, our purchase agreement with the aforementioned multi-family parcel buyer allowed us to delay construction of road improvements until after closing.  The closing of this transaction, together with a couple of sales in the pipeline slated to close over the next 24 months, has triggered the need to construct these various infrastructure items.  In addition, to bring these future sales to closing, there are required land improvement costs that must be incurred that are also a part of the $9.4 million budget.

Investing activities. Management has budgeted $2.0 million of capital expenditures for 2013, excluding any potential timberland acquisitions. These investments are primarily comprised of long-term investments supporting our Fee Timber operations.

Financing activities. Management is currently projecting that cash on hand, availability of drawing on the operating line of credit, and cash generated from operating activities will be sufficient to bridge the front-loading of the capital needs for development properties and co-investments in future timber funds.

Excluding noncontrolling interests and debt of the Funds, our debt-to-total-capitalization ratio as of December 31, 2012 was 35% and 9% as measured, respectively, by book value and market value of assets. Should a financing need arise, management is comfortable that there is room to take on additional debt with the ratios at these levels. Portions of the Hood Canal and Columbia tree farms secure the Partnership’s current timberland mortgages and, in the case of Fund II, portions of Fund II’s tree farms secure the MetLife timberland mortgage. To date, the Partnership’s strong financial position has enabled fairly easy access to credit at reasonable terms when needed.

Seasonality

Fee Timber. The Partnership owns 113,000 acres of timberland in western Washington and the Funds own collectively 80,000 acres of timberland in western Washington, western Oregon, and northern California. We are able to conduct year-round harvest activities on the Partnership’s Hood Canal tree farm and on 12,000 acres of the Funds’ properties because these properties are concentrated at low elevations. In contrast, the Partnership’s Columbia tree farm and the 68,000-acre balance of the Funds’ properties are at a higher elevation where harvest activities are generally not possible during the winter months when snow precludes access to the lands. Generally, we concentrate our harvests from the Hood Canal tree farm in those months when weather limits operations on other properties, thus taking advantage of reduced competition for log supply to our customers and improving prices realized. As such, when these various tree farms are combined, we can operate so that the pattern of quarterly volumes harvested is flatter than would be the case if looking at one tree farm in isolation.

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

Contractual Obligations, Commercial Commitments and Contingencies

Our commitments at December 31, 2012 consist of operating leases, and other obligations entered into in the normal course of business.

(in thousands)	Payments Due By Period /Commitment Expiration Date
Obligation or Commitment	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Total debt	$43,835	$125	$5,218	$5,233	$33,259
Operating leases	139	85	52	2	-
Interest on debt	18,506	2,319	4,554	4,112	7,521
Environmental remediation	13,942	750	11,518	1,674	-
Other long-term obligations	191	25	50	50	66
Total contractual obligations or commitments	$76,613	$3,304	$21,392	$11,071	$40,846

Environmental remediation represents our estimate of potential liability associated with environmental contamination at Port Gamble and Port Ludlow. Other long-term obligations consist of a $191,000 liability for a supplemental employment retirement plan.

The Partnership may from time to time be a defendant in lawsuits arising in the ordinary course of business. Management believes that loss to the Partnership, if any, will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

The impact of inflation on our consolidated financial condition and consolidated results of operations for each of the periods presented was not material.

Off-Balance Sheet Arrangements

The Partnership is not a party to off-balance sheet arrangements other than the operating leases disclosed above and does not hold any variable interests in unconsolidated entities.

Capital Expenditures and Commitments

Projected capital expenditures in 2013 are $11.4 million, of which $9.4 million relates to the Gig Harbor site.  These expenditures could be increased or decreased as a consequence of future economic conditions.  Projected capital expenditures are subject to permitting timetables and progress towards closing on specific land sale transactions.

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

A hypothetical 5% change in estimated timber inventory volume would have changed 2012 depletion expense by $224,000.

Environmental remediation. The Partnership has an accrual for estimated environmental remediation costs of $13.9 million and $2.2 million as of December 31, 2012 and 2011, respectively. The environmental remediation liability represents estimated payments to be made to monitor and remedy certain areas in and around the townsite/millsite of Port Gamble, and at Port Ludlow, Washington.

In the second quarter of 2012 we accrued an additional $12.5 million for Port Gamble environmental liabilities to have an estimated accrual of $14.3 million as of June 30, 2012.  This additional accrual is derived prior to the conclusion of negotiations with the Department of Ecology (DOE), but was the result of significant modifications to the draft Port Gamble Baywide and Millsite Remedial Investigation (RI) and Feasibility Study (FS) issued by the DOE in May 2012.  From mid-August through the end of December and into 2013, we have been in regular dialogue with DOE Clean-up Action Plan (CAP), coincident with a consent decree that outlines clean-up actions, natural resource damage (NRD) remediation, and potential property sales of land around Gamble Bay by Pope Resources. A short list of unresolved issues remain, principally related to the treatment of existing docks in the southern embayment around the millsite and the degree to which the DNR, the other potentially liable party (PLP) in Port Gamble, is going to participate in funding the costs of clean-up and NRD remediation.

In developing its estimate of the Port Gamble environmental liability Management has employed a Monte Carlo statistical simulation model that suggests a potential aggregate range of clean up costs from $11.5 million to $16.1 million which corresponds to a two standard deviation ranges from the mean of possible outcomes.

The environmental remediation accrual also includes estimated costs related to a separate remediation effort within the resort community of Port Ludlow. Early in 2012, soil vapor extraction (SVE) pilot tests were conducted in Port Ludlow with this round of testing producing somewhat inconclusive results regarding the efficacy of SVE as a remediation technique. Over the balance of 2012, representatives of Port Ludlow Associates (PLA) and the Partnership have been in dialogue, along with our respective consultants, to discuss these results and next steps.

The environmental liability at December 31, 2012 is comprised of $750,000 that the Partnership expects to expend in the next 12 months and $13.2 million thereafter. The liability recorded by the Company as of December 31, 2012 is based on the 50th percentile within the range, which management considers to be their best estimate of the most likely outcome.

Property development costs. The Partnership is developing six master planned communities in Gig Harbor, Kingston, and Port Gamble. Costs of development, including interest, are capitalized for these projects and allocated to individual lots based upon their relative preconstruction value. This allocation of basis supports, in turn, the computation of those amounts reported as a current vs. long-term asset based on management’s expectation of when the sales will occur (“Land Held for Sale” and “Land Held for Development”, respectively). As lot sales occur, the allocation of these costs becomes part of cost of sales attributed to individual lot sales.

Costs associated with land including acquisition, project design, architectural costs, road construction, capitalized interest and utility installation are accounted for as operating activities on our statement of cash flows.

Percentage of Completion Revenue Recognition. The partnership accounts for revenue recognized from development sales consistent with the accounting standards relating to the sales of real estate. When a real estate transaction is closed with obligations to complete infrastructure or other construction, revenue is recognized on a percentage of completion method by calculating a ratio of costs incurred to total costs expected. Revenue is deferred proportionately based on the remaining costs to complete the project.

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

Consolidation of ORM Timber Fund I, LP (Fund I), ORM Timber Fund II, Inc. (Fund II), and ORM Timber Fund III (REIT) Inc. (Fund III). Fund I and Fund II are owned 19% by Pope Resources, A Delaware Limited Partnership, 1% by Olympic Resource Management LLC (“ORMLLC”) (a wholly owned subsidiary of the Partnership), and the Partnership owns 5% of Fund III with the remaining owned by third-party investors. ORMLLC is the general partner of Fund I and the manager of Funds II and III. Third-party investors do not have the right to dissolve these Funds or otherwise remove the general partner/manager without cause nor do they have substantive participating rights in major decisions of the Funds. Based upon this governance structure, ORMLLC has presumptive control of the Funds and, as a result, under accounting rules the Funds must be consolidated into the Partnership’s financial statements.

Timber Fund Management Fees.  The Partnership’s wholly owned subsidiary, ORMLLC, earns management fees related to managing the Funds.  As a result, the Partnership’s consolidated financial statements, excluding the Funds, include 100% of these management fees as revenue.  The stand-alone financial statements for the Funds include 100% of these management fees as expenses.  The dollar amounts are the same, allowing for elimination of these two amounts in consolidation, and initially, no income impact in consolidation.  However, Funds I and II are owned 80% third-party investors, while Fund III is owned 95% by third-party investors, and, as a result, 80% and 95% of these management fees are paid by these third-party investors, respectively.  The management fees paid by third-party investors flows to the Partnership’s Statement of Operations as a component of the caption” “Net (income) loss attributable to noncontrolling interest-ORM Timber Funds,” effectively bringing management fees paid by third-party investors back into consolidated income of the Partnership as detailed on page 52.

Total management fees of $2.2 million and $2.4 million were generated in 2012 and 2011, respectively.  To summarize the aforementioned consolidation process, these management fees were eliminated from revenue in the Partnership’s TM&C segment and from operating expenses in the Partnership’s Fee Timber segment.  The management fees paid by third-party investors in the funds were added back to consolidated income in the Statement of Operations as a component of the caption “Net loss attributable to noncontrolling interests-ORM Timber Funds.”

Incentive Compensation. The Human Resources Committee adopted a new incentive compensation program in 2010. The program has two components – the Performance Restricted Unit (“PRU”) plan and the Long-Term Incentive Plan (“LTIP”). Both components have a long-term emphasis, with the PRU plan focused on annual decision making, and the LTIP focused on 3-year performance of the Partnership’s publicly traded units relative to a group of peer companies. Compensation expense relating to the PRU will be recognized over the four-year future service period beginning with the date of grant. Approximately $458,000 of equity compensation expense related to the PRU component of this program was recognized in 2012. As of December 31, 2012, we had accrued $2.0 million, with $275,000 of that total attributable to the cash component of the PRU element and the balance of $1.7 million attributable to the LTIP that is paid in cash.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

At December 31, 2012, the Partnership had $43.8 million of fixed-rate debt outstanding with a fair value of approximately $50.1 million based on the current interest rates for similar financial instruments. A change in the interest rate on fixed-rate debt will affect the fair value of the debt, whereas a change in the interest rate on variable-rate debt will affect interest expense and cash flows. A hypothetical 1% change in prevailing interest rates would change the fair value of the Partnership’s fixed-rate long-term debt obligations by $2.6 million.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

POPE RESOURCES

 A DELAWARE LIMITED PARTNERSHIP

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Unitholders
Pope Resources, A Delaware Limited Partnership:

We have audited the accompanying consolidated balance sheets of Pope Resources, A Delaware Limited Partnership, and subsidiaries (collectively, the Partnership) as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income (loss), partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited the financial statement schedule included in Item 15. These consolidated financial statements and financial statement schedule are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pope Resources, A Delaware Limited Partnership, and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee for Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 28, 2013 expressed an unqualified opinion on the effectiveness of internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington
February 28, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Unitholders
Pope Resources, A Delaware Limited Partnership:

We have audited Pope Resources, A Delaware Limited Partnership (the Partnership), internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, Pope Resources, A Delaware Limited Partnership, maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pope Resources, A Delaware Limited Partnership, and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income (loss), partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 28, 2013, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington
February 28, 2013

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2012 AND 2011
(IN THOUSANDS)

ASSETS	2012	2011
Current assets
Partnership cash and cash equivalents	$2,517	$249
ORM Timber Funds cash and cash equivalents	1,262	2,404
Cash and cash equivalents	3,779	2,653
Accounts receivable, net	1,208	1,876
Land held for sale	1,179	1,255
Current portion of contracts receivable	13	80
Prepaid expenses and other	1,075	853
Total current assets	7,254	6,717
Properties and equipment, at cost
Timber and roads, net of accumulated depletion of $82,094 and $71,955	183,287	154,236
Timberland	41,201	34,130
Land held for development	29,039	28,413
Buildings and equipment, net of accumulated depreciation of $6,012 and $6,203	6,154	6,019
Total properties and equipment, at cost	259,681	222,798
Other assets
Contracts receivable, net of current portion	288	409
Other	276	484
Total other assets	564	893
Total assets	$267,499	$230,408
LIABILITIES, PARTNERS' CAPITAL AND NONCONTROLLING INTERESTS
Current liabilities
Accounts payable	$1,673	$1,328
Accrued liabilities	2,866	3,021
Current portion of long-term debt	125	32
Deferred revenue	2,065	447
Other current liabilities	993	468
Total current liabilities	7,722	5,296

Long-term debt, net of current portion	43,710	45,793
Other long-term liabilities	13,426	2,161

Commitments and contingencies

Partners' capital
General partners' capital (units issued and outstanding 60 and 60)	902	1,063
Limited partners' capital (units issued and outstanding 4,299 and 4,269)	63,321	74,696
Noncontrolling interests	138,418	101,399
Total partners' capital and noncontrolling interests	202,641	177,158
Total liabilities, partners' capital, and noncontrolling interests	$267,499	$230,408

See accompanying notes to consolidated financial statements.

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010
(IN THOUSANDS, EXCEPT PER UNIT INFORMATION)

	2012	2011	2010
Revenue
Fee Timber	$45,539	$52,729	$27,674
Timberland Management & Consulting	7	-	31
Real Estate	8,497	4,545	3,487
Total revenue	54,043	57,274	31,192
Costs and expenses
Cost of sales
Fee Timber	(27,596)	(29,568)	(14,052)
Real Estate	(3,235)	(1,581)	(1,100)
Total cost of sales	(30,831)	(31,149)	(15,152)
Operating expenses
Fee Timber	(6,090)	(6,262)	(3,919)
Timberland Management & Consulting	(1,575)	(1,515)	(1,281)
Real Estate	(3,861)	(2,336)	(2,341)
Environmental remediation	(12,500)	(977)	(875)
General & Administrative	(4,170)	(4,188)	(4,711)
Total operating expenses	(28,196)	(15,278)	(13,127)
Operating income (loss)
Fee Timber	11,853	16,899	9,703
Timberland Management & Consulting	(1,568)	(1,515)	(1,250)
Real Estate	(11,099)	(349)	(829)
General & Administrative	(4,170)	(4,188)	(4,711)
Total operating income	(4,984)	10,847	2,913
Other income (expense)
Interest expense	(2,077)	(2,158)	(1,815)
Interest capitalized to development projects	591	432	569
Interest income	26	42	102
Net gain on student loan auction rate securities dispositions	-	-	11
Total other expense	(1,460)	(1,684)	(1,133)
Debt extinguishment costs	-	-	(1,250)
Income (loss) before income taxes	(6,444)	9,163	530
Income tax benefit (expense)	(352)	(236)	290
Net income (loss)	(6,796)	8,927	820
Net (income) loss attributable to noncontrolling interests-ORM Timber Funds	2,087	(173)	1,218
Net income (loss) attributable to unitholders	(4,709)	8,754	2,038
Other comprehensive income adjustments	-	-	-
Comprehensive income (loss) attributable to unitholders	$(4,709)	$8,754	$2,038

Allocable to general partners	$(65)	$121	$64
Allocable to limited partners	(4,644)	8,633	1,974
Comprehensive income (loss) attributable to unitholders	$(4,709)	$8,754	$2,038
Earnings (loss) per unit attributable to unitholders:
Basic	$(1.11)	$1.94	$0.43
Diluted	$(1.11)	$1.94	$0.43
Distributions per unit	$1.70	$1.20	$0.70

See accompanying notes to consolidated financial statements.

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010
(IN THOUSANDS)

	Attributable to Pope Resources
	General	Limited	Noncontrolling
	Partners	Partners	Interests	Total
December 31, 2009	$1,089	$82,037	$70,931	$154,057

Net income (loss)	64	1,974	(1,218)	820

Cash distributions	(42)	(3,199)	(821)	(4,062)

Proceeds from option exercises	19	603	-	622

Preferred stock issuance	-	-	125	125

Capital call	-	-	38,800	38,800

Equity-based compensation	22	690	-	712

Unit repurchases	(160)	(12,107)	-	(12,267)

December 31, 2010	$992	$69,998	$107,817	$178,807

Net income	121	8,633	173	8,927

Cash distributions	(72)	(5,191)	(7,028)	(12,291)

Proceeds from option exercises	7	509	-	516

Capital call	-	-	437	437

Excess tax benefit from equity-based compensation	6	90	-	96

Equity-based compensation	12	888	-	900

Indirect repurchase of units for minimum tax withholding	(3)	(231)	-	(234)

December 31, 2011	$1,063	$74,696	$101,399	$177,158

Net loss	(65)	(4,644)	(2,087)	(6,796)

Cash distributions	(105)	(7,394)	(3,958)	(11,457)

Proceeds from option exercises	-	12	-	12

Stock sale	-	-	118	118

Capital call	-	-	42,946	42,946

Excess tax benefit from equity-based compensation	3	217	-	220

Equity-based compensation	10	730	-	740

Indirect repurchase of units for minimum tax withholding	(4)	(296)	-	(300)

December 31, 2012	$902	$63,321	$138,418	$202,641

See accompanying notes to consolidated financial statements.

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010
(IN THOUSANDS)

	2012	2011	2010
Cash flows from operating activities:
Cash received from customers	$56,517	$56,076	$31,289
Cash paid to suppliers and employees	(36,364)	(31,609)	(19,210)
Interest received	26	47	103
Interest paid, net of amounts capitalized	(1,490)	(1,924)	(903)
Debt extinguishment costs	-	-	(1,250)
Capitalized development activities	(2,152)	(893)	(1,075)
Income taxes received (paid)	(328)	(37)	(4)
Net cash provided by operating activities	16,209	21,660	8,950
Cash flows from investing activities:
Capital expenditures	(2,305)	(5,121)	(941)
Proceeds from sale of fixed assets	2,873	-	-
Redemption of investments	-	-	1,497
Timberland acquisitions	(45,155)	(159)	(58,206)
Net cash used in investing activities	(44,587)	(5,280)	(57,650)
Cash flows from financing activities:
(Repayment of) draw on line of credit, net	(4,957)	(4,643)	9,600
Repayment of long-term debt	(32)	(30)	(1,038)
Extinguishment of long-term debt	-	-	(18,554)
Proceeds from issuance of long-term debt	3,000	-	31,000
Debt issuance costs	(46)	-	(283)
Unit repurchases	-	-	(12,267)
Proceeds from option exercises	12	516	622
Payroll taxes paid upon restricted unit vesting	(300)	(235)	-
Excess tax benefit from equity-based compensation	220	96	-
Cash distributions to unitholders	(7,499)	(5,263)	(3,241)
Cash distributions- ORM Timber Funds, net of distributions to Partnership	(3,942)	(7,012)	(806)
Capital call- ORM Timber Fund II, Inc.	-	-	38,800
Stock sale - ORM Timber Fund II, Inc.	118	-	-
Preferred stock issuance (distribution), net - ORM Timber Fund II, Inc.	(16)	(16)	110
Capital call- ORM Timber Fund III, Inc.	42,946	437	-
Net cash provided by (used in) financing activities	29,504	(16,150)	43,943
Net increase (decrease) in cash and cash equivalents	1,126	230	(4,757)
Cash and cash equivalents:
Beginning of year	2,653	2,423	7,180
End of year	$3,779	$2,653	$2,423

See accompanying notes to consolidated financial statements.

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP
SCHEDULE TO CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2012, 2011, AND 2010
(IN THOUSANDS)

Reconciliation of net income (loss) to net cash	2012	2011	2010
provided by operating activities:
Net income (loss)	$(6,796)	$8,927	$820
Depletion	10,019	11,908	5,169
Capitalized development activities	(2,152)	(893)	(1,075)
Equity-based compensation	740	900	712
Excess tax benefit from equity-based compensation	(220)	(96)	-
Depreciation and amortization	1,232	701	642
Gain on sale of property and equipment	(2,753)	-	(11)
Deferred taxes, net	97	90	(252)
Cost of land sold	1,492	112	67
Write-off of debt issuance costs	-	-	32
Increase (decrease) in cash from changes in
operating accounts:
Accounts receivable	668	(1,353)	(282)
Contracts receivable	188	382	174
Prepaid expenses and other current assets	(84)	(10)	(71)
Accounts payable and accrued liabilities	410	921	2,157
Deferred revenue	1,618	(227)	205
Other current liabilities	15	37	(6)
Environmental remediation	11,739	271	664
Other, net	(4)	(10)	5
Net cash provided by operating activities	$16,209	$21,660	$8,950

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of operations
Pope Resources, A Delaware Limited Partnership (the “Partnership”) is a publicly traded limited partnership engaged primarily in managing timber resources on its own properties as well as those owned by others. Pope Resources’ active subsidiaries include the following: ORM, Inc., which is responsible for managing Pope Resources’ timber properties; Olympic Resource Management LLC (ORMLLC), which provides timberland management and consulting activities and is responsible for developing the timber fund business; Olympic Property Group I, LLC, which manages the Port Gamble townsite and millsite together with land that is held as development property; and OPG Properties LLC, which owns land that is held as development property. These consolidated financial statements also include ORM Timber Fund I, LP (Fund I), ORM Timber Fund II, Inc. (Fund II), and ORM Timber Fund III, Inc. (Fund III, and collectively with Fund I and Fund II, the Funds).  With respect to Funds I and II, ORMLLC is the general partner and owns 1% while Pope Resources owns 19%. ORMLLC is the general partner and owns 1% of Fund III and the Partnership separately has a 4% co-investment in Fund III. The purpose of all three Funds is to invest in timberlands. See Note 2 for additional information.

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

Principles of consolidation
The consolidated financial statements include the accounts of the Partnership, its subsidiaries, and the Funds. Intercompany balances and transactions, including operations related to the Funds, have been eliminated in consolidation.

General partner
The Partnership has two general partners: Pope MGP, Inc. and Pope EGP, Inc. In total, these two entities own 60,000 partnership units. The allocation of distributions, income and other capital related items between the general and limited partners is pro rata among all units outstanding. The managing general partner of the Partnership is Pope MGP, Inc.

Noncontrolling interests
Noncontrolling interests represents the portion of 2012, 2011, and 2010 net income and losses of the Funds attributable to third-party owners of the Funds.  In the case of Funds I and II, noncontrolling interests represent 80%, while noncontrolling interests represent 95% of Fund III ownership.  To arrive at net income (loss) attributable to Partnership unitholders, the portion of the income attributable to these third-party investors is subtracted from Partnership income (loss) or, in the case of a loss attributable to third-party investors, added back to Partnership income (loss).  The Funds are consolidated into Pope Resources’ financial statements due to our control over the Funds (see Note 2).

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

Depletion
Timber costs are combined into depletion pools based on the common characteristics of the timber such as location and species mix.  Each tree farm within the Funds is considered a separate pool and timber harvested by the Funds is accounted for and depleted separate from the Partnership's timberlands due to third-party owners in the Funds. The applicable depletion rate is derived by dividing the aggregate cost of merchantable stands of timber (age 35 and older), together with capitalized road expenditures, by the estimated volume of merchantable timber available for harvest at the beginning of that year. The depletion rate, so derived and expressed in per MBF terms, is then multiplied by the volume harvested in a given period to calculate depletion expense for that period as follows:

Depletion rate = Accumulated cost of timber and capitalized road expenditures
         Estimated volume of 35-years-and-older merchantable timber

Timberland is not subject to depletion.

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

Cost of sales
Cost of sales consists of the Partnership’s cost basis in timber, real estate, and other inventory sold, and direct costs incurred to make those assets saleable. Those direct costs include the expenditures associated with the harvesting and transporting of timber and closing costs incurred in land and lot sale transactions.  Cost of sales also consists of those costs directly attributable to the Partnership’s rental activities.

        Cash and cash equivalents
Cash and cash equivalents include highly liquid investments with original maturities of three months or less at date of purchase.

Concentration of credit risk
Financial instruments that potentially subject the Partnership to concentrations of credit risk consist principally of accounts and contracts receivable. The Partnership limits its credit exposure by considering the creditworthiness of potential customers and utilizing underlying land sold as collateral on contracts. The Partnership’s allowance for doubtful accounts on accounts receivable is $58,509 and $14,670 at December 31, 2012 and 2011, respectively.

Contracts receivable
In the past, the Partnership has occasionally sold small land parcels under contracts that require minimum cash down payments of 20% to 25% at interest rates between 7% and 8.75% per annum. As of December 31, 2012 we held 4 such contracts.  While one contract has a repayment term of 15 years, loans are typically structured with repayments based on a 20-year amortization schedule culminating in a balloon payment within 5 to 7 years.

At December 31, 2012, minimum principal payments on contracts receivable for the next five years and thereafter are due as follows (in thousands):

2013	$13
2014	160
2015	9
2016	10
2017	10
Thereafter	99
Total	$301

Income taxes
The Partnership is not subject to income taxes, but its corporate subsidiaries are subject to income taxes which are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Operating loss and tax credit carryforwards, if any, are also factored into the calculation of deferred tax assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Partnership has concluded that it is more likely than not that its deferred tax assets will be realizable and thus no valuation allowance has been recorded as of December 31, 2012. This conclusion is based on anticipated future taxable income and tax planning strategies to generate taxable income, if needed.  The Partnership is not aware of any tax exposure items as of December 31, 2012 and 2011.

Land held for sale and Land held for development
Land held for sale and land held for development are recorded at the lower of cost or fair value less the cost to sell.  Costs of development, including interest, are capitalized for these projects and allocated to individual lots based upon their relative preconstruction value. This allocation of basis supports, in turn, the computation of those amounts reported as a current vs. long-term asset based on management’s expectation of when the sales will occur (Land Held for Sale and Land Held for Development, respectively). As lot sales occur, the allocation of these costs becomes part of cost of sales attributed to individual lot sales.  Costs associated with land including acquisition, project design, architectural costs, road construction, capitalized interest and utility installation are accounted for as operating activities on our statement of cash flows.

Those properties that are for sale, under contract, and for which the Partnership has an expectation they will be sold within 12 months are classified on our balance sheet as a current asset under “Land Held for Sale”. The $1.2 million currently in Land Held for Sale reflects our expectation of a sale in 2013 of an 11-acre single-family parcel from the Harbor Hill project in Gig Harbor.  Land Held for Sale as of December 31, 2011 represented 2012 sales of land underlying our corporate headquarters building in Poulsbo and a 12-acre multi-family parcel from the Harbor Hill project in Gig Harbor.

Land held for development on our balance sheet represents the Partnership’s cost basis in land that has been identified as having greater value as development property rather than as timberland. Land development costs, including interest, clearly associated with development or construction of fully entitled projects are capitalized, whereas costs associated with projects that are in the entitlement phase are expensed.  Interest capitalization ceases once projects reach the point of substantial completion or construction activity has been intentionally delayed.

Timberland, timber and roads
Timberland, timber and roads are recorded at cost. The Partnership capitalizes the cost of building permanent roads on the tree farms and expenses temporary roads and road maintenance. Timberland is not subject to depletion.

Properties and equipment
Buildings and equipment depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from 3 to 39 years.

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

Buildings and equipment are recorded at cost and consisted of the following as of December 31, 2012 and 2011 (in thousands):

Description	12/31/2012	12/31/2011
Buildings	$8,512	$8,507
Equipment	3,029	3,083
Furniture and fixtures	625	632
Total	$12,166	$12,222
Accumulated depreciation	(6,012)	(6,203)
Net buildings and equipment	$6,154	$6,019

Deferred revenue
Deferred revenue represents the unearned portion of cash collected. The deferred revenue balance of $2.1 million at December 31, 2012 primarily represents revenue that will recognized after we complete post-closing obligations related to the 12-acre sale of a multi-family parcel in our Gig Harbor project.  Deferred revenue of $447,000 at December 31, 2011 mostly reflects the unearned portion of rental payments received on cell tower leases.

Revenue recognition
Revenue on timber sales is recorded when title and risk of loss passes to the buyer. Revenue on real estate sales is recorded on the date the sale closes, upon receipt of adequate down payment, and receipt of the buyer’s obligation to make sufficient continuing payments towards the purchase of the property and the Partnership has no continuing involvement with the real estate sold. When a real estate transaction is closed with obligations to complete infrastructure or other construction, revenue is recognized on a percentage of completion method by calculating a ratio of costs incurred to total costs expected. Revenue is deferred proportionately based on the remaining costs to satisfy the obligation. Management fees and consulting service revenues are recognized as the related services are provided.

Land and development rights or conservation easement (CE) sales
The Partnership considers the sale of land and development rights, or conservation easements (CE’s), to be part of its normal operations and therefore recognizes revenue from such sales and cost of sales for the Partnership’s basis in the property sold. Cash generated from these sales is included in cash flows from operations on the Partnership’s statements of cash flows.

In 2012, 2011, and 2010 the Partnership generated $1.2 million, $2.0 million, and $2.4 million, respectively, from conservation easement sales.

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

On the date of grant, these restricted units are owned by the employee, officer, or director of the Partnership, subject to a trading restriction that is in effect during the vesting period. As of December 31, 2012, total compensation expense not yet recognized related to non-vested awards was $1.0 million with a weighted average 22 months remaining to vest.

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

The table below displays how we arrived at basic and diluted income (loss) per unit:

	Year Ended December 31,
(in thousands)	2012	2011	2010
Net income (loss) attributable to Pope Resources’ unitholders	$(4,709)	$8,754	$2,038
Net income attributable to unvested restricted unitholders	(88)	(341)	(45)
Dividends paid to Fund II preferred shareholders	(16)	(16)	(15)
Net income (loss) attributable to outstanding unitholders	$(4,813)	$8,397	$1,978

Weighted average units outstanding:
Basic	4,351	4,323	4,554
Dilutive effect of unit equivalents	-	2	24
Diluted	4,351	4,325	4,578

Earnings (loss) per unit: Basic	$(1.11)	$1.94	$0.43
Earnings (loss) per unit: Diluted	$(1.11)	$1.94	$0.43

As of December 31, 2012 there were no outstanding unexercised options.  At December 31, 2011, there were 5,500 options to purchase units at prices ranging from $10.75 to $17.40, none of which were excluded from the calculation of dilutive unit equivalents.  This compares to December 31, 2010 when options to purchase 47,874 units at prices ranging from $9.30 to $37.73 were outstanding.  Of those outstanding options in 2010, 1,464 units at prices ranging from $30.98 to $37.73 were not included in the calculation of dilutive unit equivalents as these were anti-dilutive.

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

        Reclassifications
Management has reclassified certain prior year operating expenses in the Real Estate segment to conform to the current year presentation.  In 2012, we changed the classification of certain Real Estate operating costs related to rental revenue to real estate cost of sales.  As such, we have reclassified certain Real Estate operating expenses to cost of sales in the current and all prior periods, with the reclassification having no impact on total expenses for any of the respective periods.  Other reclassifications related to intercompany activity were also made that did not change total expenses in any of the reported periods.  The table that follows shows cost of sales and operating expenses originally reported in the Form 10-K for the years ended December 31, 2011 and 2010 and the effect of the reclassification on the consolidated statements of comprehensive income (loss):

(in thousands)	2011		2010
	Reclassified	Reported	Reclassified	Reported
Cost of sales
Fee Timber	$(29,568)	$(30,042)	$(14,052)	$(14,184)
Real Estate	(1,581)	(522)	(1,100)	(162)
Total cost of sales	(31,149)	(30,564)	(15,152)	(14,346)
Operating expenses
Fee Timber	(6,262)	(5,788)	(3,919)	(3,787)
Timberland Management & Consulting	(1,515)	(1,515)	(1,281)	(1,281)
Real Estate	(2,336)	(3,395)	(2,341)	(3,259)
Environmental remediation	(977)	(977)	(875)	(875)
General & Administrative	(4,188)	(4,188)	(4,711)	(4,731)
Total operating expenses	(15,278)	(15,863)	(13,127)	(13,933)
Total expenses	$(46,427)	$(46,427)	$(28,279)	$(28,279)

2.	ORM TIMBER FUND I, LP (FUND I), ORM TIMBER FUND II, INC. (FUND II), AND ORM TIMBER FUND III (REIT) INC. (FUND III) (COLLECTIVELY, “THE FUNDS”)

The Funds were formed by Olympic Resource Management LLC (ORMLLC), a wholly owned subsidiary of Pope Resources, for the purpose of attracting capital to purchase timberlands. The objective of these Funds is to generate a return on investments through the acquisition, management, value enhancement and sale of timberland properties. Each Fund is organized to operate for a term of ten years from the end of the drawdown period, with Fund I terminating in August 2017, Fund II terminating in March 2021, and Fund III with an as-yet-undefined term because its drawdown period is still open. Fund III’s term of ten years will begin after the capital is fully invested.  In July 2012 we completed our final close of Fund III with commitments totaling $180 million, including our co-investment commitment of $9 million.  During the fourth quarter of 2012, Fund III acquired 19,000 acres of northern California timberland for a purchase price of $45.1 million which represented a deployment of 25% of the Fund III committed capital. The purchase price was allocated $7.5 million to land and $37.6 million to roads and timber.

Pope Resources and ORMLLC together own 20% of Fund I and Fund II and own 5% of Fund III. All Funds are consolidated into the Partnership’s financial statements. The Funds’ statements of operations for the year ended December 31, 2012 reflects an operating loss of $2.0 million, operating income of $942,000 for the year ended December 31, 2011 and an operating loss of $1.3 million for the year ended December 31, 2010. These operations include management fees paid to ORMLLC of $2.2 million, $2.4 million, and $1.5 million for 2012, 2011, and 2010, respectively, which are eliminated in consolidation.

The Partnership’s consolidated financial statements include Fund I, Fund II, and Fund III assets and liabilities at December 31, 2012 and 2011, which were as follows:

(in thousands)	2012	2011
Cash	$1,262	$2,404
Other current assets	691	546
Total current assets	1,953	2,950
Timber, timberland and roads (net of $20,664 and $13,729
of accumulated depletion in 2012 and 2011)	175,410	136,313
Other long-term assets	111	126
Total assets	$177,474	$139,389

Current liabilities excluding long-term debt	$1,413	$1,525
Current portion of long-term debt	34	32
Total current liabilities	1,447	1,557
Long-term debt	11,002	11,036
Funds' equity	165,025	126,796
Total liabilities and equity	$177,474	$139,389

The table above includes management fees payable to the Partnership of $490,000 and $444,000 as of December 31, 2012 and 2011, respectively.  These amounts are eliminated in the Partnership’s Consolidated Balance Sheets.

3.  LONG-TERM DEBT

	At December 31,
(in thousands)	2012	2011
Pope Resources debt:
Mortgage payable to NWFCS, collateralized by Poulsbo headquarters:
Ten-year tranche, interest at 3.80% with monthly principal and interest
payments. Matures in January 2023.	$3,000	$-

Mortgages payable to NWFCS, collateralized by timberlands, as follows:
Five-year tranche, interest at 4.10% with monthly interest-only payments.
Matures in July 2015.	4,999	5,000

Seven-year tranche, interest at 4.85% with monthly interest-only payments.
Matures in July 2017.	5,000	5,000

Ten-year tranche, interest at 6.40%, collateralized by timberlands
with monthly interest-only payments. Matures September 2019.	9,800	9,800

Fifteen-year tranche, interest at 6.05% with monthly interest-only payments.
Matures in July 2025.	10,000	10,000
	32,799	29,800
Operating line of credit, variable interest rate based on LIBOR plus margin, with monthly interest-only payments. Matures August 2015.	-	4,957
Total Partnership debt	32,799	34,757

ORM Timber Funds debt:
Fund I note payable to the City of Tacoma, with interest at 4.5%, with monthly principal and interest payments maturing January 2014.	36	68

Fund II mortgage payable to MetLife, interest at 4.85%, collateralized by Fund II timberlands with quarterly interest payments maturing September 2020.	11,000	11,000
Total ORM Timber Funds debt	11,036	11,068
Consolidated subtotal	43,835	45,825
Less current portion	(125)	(32)
Consolidated long-term debt, less current portion	$43,710	$45,793

The Partnership’s debt agreements have covenants which are measured quarterly. Among the covenants measured, is a requirement that the Partnership not exceed a maximum debt-to-total-capitalization ratio of 30%, with total capitalization calculated using fair market (vs. carrying) value of timberland, roads and timber. The Partnership is in compliance with this covenant as of December 31, 2012 and expects to remain in compliance for at least the next twelve months.

Fund II’s debt agreement contains a requirement to maintain a loan-to-value ratio of less than 40%, with the denominator defined as appraised value. Fund II is in compliance with this covenant as of December 31, 2012 and expects to remain in compliance for at least the next 12 months.

At December 31, 2012, principal payments on long-term debt for the next five years and thereafter are due as follows (in thousands):

2013	$125
2014	109
2015	5,109
2016	114
2017	5,118
Thereafter	33,260
Total	$43,835

The Partnership’s revolving line of credit with NWFCS matures August 2015 and has a maximum borrowing limit of $20 million. This line of credit had nothing drawn as of December 31, 2012, down from $5.0 million as of December 31, 2011. The interest rate under this credit facility uses LIBOR as a benchmark. The spread above the benchmark rate is variable depending on the Partnership’s trailing twelve-month interest coverage ratio but ranges from 175 to 275 basis points. As of December 31, 2012 the rate (benchmark plus the spread) was 200 basis points. The debt arrangement between the Partnership and NWFCS includes an annual reimbursement of interest expense (patronage). The Partnership’s 2012 interest expense was reduced by $214,000, which reflects estimated patronage to be refunded in 2013 with the related receivable recorded within Accounts Receivable as of December 31, 2012.

Accrued interest relating to all debt instruments was $463,000 and $494,000 at December 31, 2012 and 2011, respectively, and is included in accrued liabilities.

4.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The Partnership’s consolidated financial instruments include cash and cash equivalents and accounts receivable, for which the carrying amount of each represents fair value based on current market interest rates or their short-term nature. Carrying amounts of contracts receivable, although long-term, also approximate fair value given the current market interest rates. The fair value of the Partnership’s and Funds’ fixed-rate debt having a carrying value of $43.8 million and $45.8 million as of December 31, 2012 and 2011, respectively, has been estimated based on current interest rates for similar financial instruments, Level 2 inputs in the Fair Value Hierarchy, to be approximately $50.1 million and $40.9 million, respectively.

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

(in thousands)	2012	2011	2010
Income (loss) before income taxes	$(6,444)	$9,163	$530
Income (loss) in entities that pass-through pre-tax earnings to the partners	(6,578)	8,427	1,408
Income (loss) subject to income taxes	$134	$736	$(878)

The provision for income taxes relating to corporate subsidiaries of the Partnership consists of the following income tax benefit (expense) for each of the years ended December 31:

(in thousands)	2012	2011	2010
Current	$(255)	$(146)	$38
Deferred	(97)	(90)	252
Total	$(352)	$(236)	$290

For the years ended December 31, 2012 and 2011, the Company also recorded excess tax benefits of $220,000 and $96,000, respectively.

A reconciliation between the federal statutory tax rate and the Partnership’s effective tax rate is as follows for each of the years ended December 31:

	2012	2011	2010
Statutory tax on income	34%	34%	34%
Income (loss) in entities that pass-through pre-tax earnings to the partners	(39%)	(31%)	(89%)
Effective income tax rate	(5%)	3%	(55%)

The net deferred income tax assets include the following components as of December 31:

(in thousands)	2012	2011	2010
Current (included in prepaid expenses and other)	$590	$439	$401
Non-current (included in other assets (other long-term liabilities))	(41)	207	335
Total	$549	$646	$736

The deferred tax assets are comprised of the following:

(in thousands)	2012	2011	2010
Compensation-related accruals	$353	$628	$647
Net operating loss carryforward	167	-	-
Depreciation	4	54	38
Other	25	(36)	51
Total	$549	$646	$736

6.  UNIT INCENTIVE PLAN

The Partnership’s 2005 Unit Incentive Plan (the Plan) authorized the granting of nonqualified equity compensation to employees, officers, and directors of the Partnership. A total of 1,105,815 units have been reserved for issuance under the Plan of which there are 952,194 units authorized but unissued as of December 31, 2012.

One of the two components of a management incentive compensation program adopted in 2010 (2010 Incentive Compensation Program) is the Performance Restricted Unit (PRU) plan which includes both an equity and cash component. Compensation expense relating to the PRUs will vest 25% per year over a 4-year future service period. The first equity grants pursuant to this program were made in January 2011.  The second component of the incentive compensation program is the Long-Term Incentive Plan (LTIP) which is paid in cash.  The LTIP awards contain a feature whereby the award amount is based upon the Partnership’s total shareholder return (TSR) as compared to TSR’s of a benchmark peer group of companies, measured over a rolling three-year performance period.  The component based on relative TSR requires the company’s projected cash payout for yet-to-be-completed performance cycles to be re-measured quarterly based upon the Partnership’s relative TSR ranking, using a Monte Carlo simulation model.

Total equity compensation expense for 2012 was $740,000, of which $458,000 of equity compensation expense was related to the PRU plan. The remaining expense was related to amortization of restricted units issued under the 2005 Plan, but not part of the 2010 Incentive Compensation Program. As of December 31, 2012, we accrued $2.0 million relating to the 2010 Incentive Compensation Program, with $275,000 of that total attributable to the cash component of the PRU and the balance of $1.7 million attributable to the LTIP that is paid in cash. This compares with December 31, 2011 when we had accrued $2.0 million for such liabilities, with $220,000 related to the cash component of the PRU and the balance of $1.8 million attributable to the LTIP that is paid in cash.

The 2010 Incentive Compensation Program does not affect the existence or availability of the 2005 Unit Incentive Plan or change its terms. The 2005 Unit Incentive Plan provides a one-way linkage to the 2010 Incentive Compensation Program because it (2005 Plan) has already established the formal framework by which unit grants, options, etc., can be issued.  Upon either the exercise of options or vesting of restricted units, grantees have the choice of tendering back units to pay for their option exercise price and minimum tax withholdings.

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

Restricted unit activity for the three years ended December 31, 2012 was as follows:

		Weighted Avg
		Grant Date
	Units	Fair Value ($)
Outstanding December 31, 2009	56,195	33.76
Grants	26,200	25.15
Vested, net of units tendered back	(16,334)	38.29
Tendered back to pay tax withholding	(1,388)	39.24
Outstanding December 31, 2010	64,673	29.01
Grants	26,500	38.64
Vested, net of units tendered back	(26,431)	32.38
Tendered back to pay tax withholding	(6,242)	31.91
Outstanding December 31, 2011	58,500	31.54
Grants	26,350	42.85
Vested, net of units tendered back	(26,676)	30.15
Tendered back to pay tax withholding	(5,826)	28.60
Outstanding December 31, 2012	52,348	38.09

Unit Options
Unit options have not been granted since December 2005. Unit options granted prior to January 1, 2006 were non-qualified options granted at an exercise price not less than 100% of the fair value on the grant date. Unit options granted to employees vested over four or five years. Directors had the option of receiving their annual retainer in the form of unit options and those options vested immediately as they were granted monthly for services rendered during the month. Options granted had a life of ten years.  As shown below, there are no outstanding options, vested or unvested, at December 31, 2012.

		Weighted Avg
	Options	Exercise Price ($)
Outstanding and Vested December 31, 2009	163,053	15.86
Exercised	(75,692)	14.96
Expired	(2,500)	24.13
Tendered back to pay exercise price and tax withholding	(36,987)	18.46
Outstanding and Vested December 31, 2010	47,874	14.85
Exercised	(39,982)	13.81
Expired	-	-
Tendered back to pay exercise price and tax withholding	(2,392)	12.26
Outstanding and Vested December 31, 2011	5,500	16.35
Exercised	(3,265)	15.63
Tendered back to pay exercise price and tax withholding	(2,235)	17.40
Outstanding and Vested December 31, 2012	-	-

At December 31, 2011, the aggregate spread between the option exercise price and unit market price (intrinsic value) of all options outstanding was $147,000.  The weighted average remaining contractual term for all outstanding and exercisable options at December 31, 2011 was 1.9 years.

7.   PARTNERSHIP UNIT REPURCHASE PLANS

The Partnership adopted a unit repurchase plan in December 2008 pursuant to which authorization was granted to repurchase limited partner units with an aggregate value of up to $2.5 million. Since that time, we have increased the aggregate value of units authorized for repurchase to $5 million and extended the repurchase plan to allow for repurchases through December 2013. As of December 31, 2012, there remained an unutilized authorization for unit repurchases of $2.5 million.

8.  EMPLOYEE BENEFITS

As of December 31, 2012 all employees of the Partnership and its subsidiaries are eligible to receive benefits under a defined contribution plan. During the years 2010 through 2012 the Partnership matched 50% of employees’ contributions up to 8% of an individual’s compensation. The Partnership’s contributions to the plan amounted to $141,000, $128,000, and $123,000 for the years ended December 31, 2012, 2011, and 2010 respectively.

9.  COMMITMENTS AND CONTINGENCIES

Environmental remediation
The Partnership has an accrual for estimated environmental remediation costs of $13.9 million and $2.2 million as of December 31, 2012 and 2011, respectively. The environmental remediation liability represents estimated payments to be made to monitor and remedy certain areas in and around the townsite/millsite of Port Gamble, and at Port Ludlow, Washington.

In 2012 we accrued an additional $12.5 million for Port Gamble environmental liabilities to have an estimated accrual of $13.9 million as of December 31, 2012.  This additional accrual is derived prior to the conclusion of negotiations with the Department of Ecology (DOE), but was the result of significant modifications to the draft Port Gamble Baywide and Millsite Remedial Investigation (RI) and Feasibility Study (FS) issued by the DOE in May 2012.  From mid-August through the end of December and into 2013, we have been in regular dialogue with DOE on a Clean-up Action Plan (CAP), coincident with a consent decree that outlines clean-up actions, natural resource damage (NRD) remediation, and potential property sales of land around Gamble Bay by Pope Resources. A short list of unresolved issues remain, principally related to the treatment of existing docks in the southern embayment around the millsite and the degree to which the DNR, the other potentially liable party (PLP) in Port Gamble, is going to participate in funding the costs of clean-up and NRD remediation.

In developing its estimate of the Port Gamble environmental liability Management has employed a Monte Carlo statistical simulation model that suggests a potential aggregate range of clean up costs from $11.5 million to $16.1 million which corresponds to a two standard deviation ranges from the mean of possible outcomes. The liability recorded by the Company as of December 31, 2012 is based on the 50th percentile within the range, which management considers to be their best estimate of the most likely outcome.

The environmental remediation accrual also includes estimated costs related to a separate remediation effort within the resort community of Port Ludlow. Early in 2012, soil vapor extraction (SVE) pilot tests were conducted in Port Ludlow with this round of testing producing somewhat inconclusive results regarding the efficacy of SVE as a remediation technique. Over the balance of 2012, representatives of Port Ludlow Associates (PLA) and the Partnership have been in dialogue, along with our respective consultants, to discuss these results and next steps.

The environmental liability at December 31, 2012 is comprised of $750,000 that the Partnership expects to expend in the next 12 months and $13.2 million thereafter.

Performance bonds
In the ordinary course of business, and as part of the entitlement and development process, the Partnership is required to provide performance bonds to ensure completion of certain public facilities. The Partnership had performance bonds of $6.1 million and $291,000 outstanding at December 31, 2012 and 2011, respectively.  The increase reflects a rise in development activity in 2012 in connection with pending and completed sales from our Harbor Hill project in Gig Harbor.

Supplemental Employee Retirement Plan
The Partnership has a supplemental employee retirement plan for a retired key employee. The plan provides for a retirement income of 70% of his base salary at retirement after taking into account both 401(k) and Social Security benefits with a fixed payment set at $25,013 annually. The Partnership accrued $19,000 and $11,000 in 2012 and 2011, respectively, for this benefit based on an approximation of the cost of purchasing a life annuity paying the aforementioned benefit amount. The recorded balance of the projected liability as of December 31, 2012 and 2011 was $191,000 and $197,000, respectively.

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

11.  SEGMENT AND MAJOR CUSTOMER INFORMATION

The Partnership’s operations are classified into three segments: Fee Timber, Timberland Management & Consulting, and Real Estate. The Fee Timber segment consists of the harvest and sale of timber from both the Partnership’s 113,000 acres of fee timberland in Washington and the Funds’ 80,000 acres in Washington, Oregon, and California.

The Timberland Management & Consulting segment provides investment management, disposition, and technical forestry services in connection with 24,000 acres for Fund I, 37,000 acres for Fund II, and 19,000 acres for Fund III.

The Real Estate segment’s operations consist of management of development properties and the rental of residential and commercial properties in Port Gamble and Poulsbo, Washington. Real Estate manages a portfolio of 2,900 acres of higher-and-better-use properties as of December 31, 2012. All of the Partnership’s real estate activities are in the state of Washington.

For the year ended December 31, 2012, the Partnership had one customer that represented 20% of consolidated revenue, or $10.6 million. For the year ended December 31, 2011, the Partnership had one customer that represented 28% of consolidated revenue, or $16.2 million.  For the year ended December 31, 2010, the Partnership had one customer that represented 24% of consolidated revenue, or $7.6 million.

Identifiable assets are those used exclusively in the operations of each reportable segment or those allocated when used jointly. The Partnership does not allocate cash, accounts receivable, certain prepaid expenses, or the cost basis of the Partnership’s administrative office for purposes of evaluating segment performance by the chief operating decision maker. Intersegment transactions are valued at prices that approximate the price that would be charged to a third-party customer.

                        Details of the Partnership’s operations by business segment for the years ended December 31 were as follows:

				Timberland
(in thousands)	Fee Timber			Management &	Real
2012	Partnership	Funds	Combined	Consulting	Estate		Other	Consolidated
Revenue internal	$29,353	$16,681	$46,034	$2,218	$8,574		$-	$56,826
Eliminations	(495)	-	(495)	(2,211)	(77)		-	(2,783)
Revenue external	28,858	$16,681	45,539	7	8,497		-	54,043

Cost of timber and land sold	(13,115)	(14,481)	(27,596)	-	(3,235)		-	(30,831)
Operating, general and
administrative expenses internal	(4,183)	(4,166)	(8,349)	(2,070)	(16,361)	*	(4,199)	(30,979)
Eliminations	48	2,211	2,259	495	-		29	2,783
Operating, general and
administrative expenses external	(4,135)	(1,955)	(6,090)	(1,575)	(16,361)	*	(4,170)	(28,196)
Income (loss) from operations
internal	12,055	(1,966)	10,089	148	(11,022)		(4,199)	(4,984)
Eliminations	(447)	2,211	1,764	(1,716)	(77)		29	-
Income (loss) from operations
external	$11,608	$245	$11,853	$(1,568)	$(11,099)		$(4,170)	$(4,984)

2011
Revenue internal	$31,429	$21,749	$53,178	$2,390	$4,593		$-	$60,161
Eliminations	(449)	-	(449)	(2,390)	(48)		-	(2,887)
Revenue external	30,980	21,749	52,729	-	4,545		-	57,274
Cost of timber and land sold external	(13,042)	(16,526)	(29,568)	-	(1,581)		-	(31,149)
Operating, general and
administrative expenses internal	(4,421)	(4,282)	(8,703)	(1,961)	(3,313)	**	(4,188)	(18,165)
Eliminations	51	2,390	2,441	446	-		-	2,887
Operating, general and
administrative expenses external	(4,370)	(1,892)	(6,262)	(1,515)	(3,313)	**	(4,188)	(15,278)
Income (loss) from operations
internal	13,966	941	14,907	429	(301)		(4,188)	10,847
Eliminations	(398)	2,390	1,992	(1,944)	(48)		-	-
Income (loss) from operations
external	$13,568	$3,331	$16,899	$(1,515)	$(349)		$(4,188)	$10,847

2010
Revenue internal	$22,474	$5,370	$27,844	$1,519	$3,535		$-	$32,898
Eliminations	(170)	-	(170)	(1,488)	(48)		-	(1,706)
Revenue external	22,304	5,370	27,674	31	3,487		-	31,192
Cost of timber and land sold external	(9,553)	(4,499)	(14,052)	-	(1,100)		-	(15,152)
Operating, general and
administrative expenses internal	(3,265)	(2,177)	(5,442)	(1,464)	(3,216)	***	(4,711)	(14,833)
Eliminations	51	1,472	1,523	183	-		-	1,706
Operating, general and
administrative expenses external	(3,214)	(705)	(3,919)	(1,281)	(3,216)	***	(4,711)	(13,127)
Income (loss) from operations
internal	9,656	(1,306)	8,350	55	(781)		(4,711)	2,913
Eliminations	(119)	1,472	1,353	(1,305)	(48)		-	-
Income (loss) from operations
external	$9,537	$166	$9,703	$(1,250)	$(829)		$(4,711)	$2,913

*Includes $12.5 MM of environmental remediation expense
**Includes $977,000 of environmental remediation expense
***Includes $875,000 of environmental remediation expense

(in thousands)	2012	2011	2010
Depreciation, Amortization and Depletion
Fee Timber-Partnership	$3,348	$3,460	$2,883
Fee Timber-Funds	6,950	8,602	2,534
Fee Timber-Combined	10,298	12,062	5,417
Timberland Management & Consulting	4	8	3
Real Estate	854	405	240
G&A	95	134	151
Total	$11,251	$12,609	$5,811
Assets
Fee Timber-Partnership	$53,090	$52,886	$54,990
Fee Timber-Funds	177,474	139,389	146,803
Fee Timber-Combined	230,564	192,275	201,793
Timberland Management & Consulting	29	3	10
Real Estate	32,909	35,913	31,757
G&A	3,997	2,217	2,277
Total	$267,499	$230,408	$235,837
Capital and Land Expenditures
Fee Timber-Partnership	$927	$998	$524
Fee Timber-Funds	46,033	837	58,311
Fee Timber-Combined	46,960	1,835	58,835
Timberland Management & Consulting	3	3	2
Real Estate-development activities	2,478	4,104	1,075
Real Estate-other	35	168	185
G&A	136	63	125
Total	$49,612	$6,173	$60,222
Revenue by product/service
Domestic forest products	$33,577	$27,227	$18,384
Export forest products, indirect	11,962	25,502	9,290
Conservation easements and sales	1,235	2,435	2,400
Fees for service	7	-	31
Homes, lots, and undeveloped acreage	7,262	2,110	1,087
Total	$54,043	$57,274	$31,192

12.   QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in thousands except per unit amounts)	Revenue	Income (loss) from operations	Net income (loss) attributable to unitholders	Earnings (loss) per partnership unit: Basic	Earnings (loss) per partnership unit: Diluted
2012
First quarter	$8,804	$1,070	$1,206	$0.27	$0.27
Second quarter	17,790	(9,150)	(9,295)	(2.14)	(2.14)
Third quarter	14,595	3,412	3,675	0.81	0.81
Fourth quarter	12,854	(316)	(295)	(0.07)	(0.07)

2011
First quarter	$17,674	$4,762	$3,680	$0.82	$0.82
Second quarter	14,269	3,460	3,287	0.73	0.73
Third quarter	7,522	(766)	(562)	(0.14)	(0.14)
Fourth quarter	17,809	3,391	2,349	0.52	0.52

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

Management has evaluated the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2012 based on the control criteria established in a report entitled Internal Control—Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, the Partnership’s management has concluded that the Partnership’s internal control over financial reporting is effective as of December 31, 2012.

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

The registered independent public accounting firm of KPMG LLP, auditors of the Partnership’s consolidated financial statements, has issued an attestation report on the Partnership’s internal control over financial reporting. This report appears on page 64 of this annual report on Form 10-K.

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

Item 9B.           OTHER INFORMATION.

None

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

General Partner

The Partnership has no directors. Instead, the Board of Directors of its managing general partner, Pope MGP, Inc. (the “Managing General Partner”), serves in that capacity. The Managing General Partner’s address is the same as the address of the principal offices of the Partnership. Pope MGP, Inc. receives $150,000 per year for serving as Managing General Partner of the Partnership. There are no family relationships among any of the executive officers and directors of the Managing General Partner.

The following table identifies the executive officers and directors of the Managing General Partner as of February 18, 2013. Officers of the Managing General Partner hold identical offices with the Partnership.

Name	Age	Position, Background, and Qualifications to Serve

David L. Nunes (2)	51
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

Thomas M. Ringo	59
Vice President and CFO from December 2000 to present. Senior Vice President Finance and Client Relations from June 1996 to December 2000.  Vice President Finance from November 1991 to June 1996.  Treasurer from March 1989 through October 1991 of Pope MGP, Inc. and the Partnership.  Tax Manager of Westin Hotel Company, 1985 to March 1989.  Tax Consultant for Price Waterhouse, 1981 to 1985.

John E. Conlin (2), (3), (4)	54
Director since December 2005.  Co-President and COO, NWQ Investment Management Company LLC, 2006 to present.  Member, Board of Advisors, Victory Park Capital, 2009 to present.  Member, Corporate Advisory Board, University of Michigan, Ross School of Business, 2006 to present.  Member, University of Rochester Endowment Committee, 2006 to present.  Director, ACME Communications, 2005 to 2008.  Director, Cannell Capital Management 2002 to 2006.  CEO, Robertson Stephens, Inc, from 2001 to 2003; COO, Robertson Stephens, Inc, from 1999 to 2000.  Held numerous positions with Credit Suisse from 1983 to 1999, the last of which was Managing Director.  Mr. Conlin's background in corporate finance, capital-raising and financial analysis bring the Partnership a perspective that is unique among our directors.  Moreover, Mr. Conlin offers an ability to assess capital needs, structures and returns relating to the performance and operation of the Partnership, the Funds, and our strategic goals and objectives.

Douglas E. Norberg (1), (3), (4), (5)	72
Director since August 1996.  Vice Chairman, Wright Runstad & Company, 2000 to 2007; President, Wright Runstad & Company, 1975 until 2000.  Wright Runstad & Company is in the business of real estate investing, development, and management. Mr. Norberg has extensive knowledge of real estate development, marketing and management, and consults regularly with management regarding the Partnership's real property portfolio.  Mr. Norberg also brings years of experience evaluating strategic alternatives for various real property opportunities.

Maria M. Pope (1), (4)	48
Director (appointed on December 10, 2012).  Senior Vice President, Chief Financial Officer and Treasurer of Portland General Electric Company, an electric utility, since 2009; Director, Portland General Electric from 2006 through 2008.  Vice President and Chief Financial Officer, Mentor Graphics Corporation, a software company, from July 2007 to December 2008.  Vice President and General Manager, Wood Products Division of Pope & Talbot, Inc., a pulp and wood products company, from December 2003 to April 2007;  Vice President, Chief Financial Officer and Secretary of Pope & Talbot, Inc. from 1999 to 2003.  Pope & Talbot, Inc. filed a voluntary petition under Chapter 11 of the federal bankruptcy laws on November 19, 2007.  Ms. Pope previously worked for Levi Strauss & Co. and Morgan Stanley & Co., Inc.  Ms. Pope has extensive board experience having served on several U.S. and Canadian corporate boards across a number of industries, including forest products.  She chairs the compensation committee and was the lead director and prior chair of the governance and audit committees of Premera BlueCross, an insurance company, from 2001 to 2013.  She served on the board of TimberWest Forest Corp., the largest private land owner in British Columbia, Canada, from 2006 to 2012, where she chaired the audit committee.  In 2010, Oregon’s Governor appointed Ms. Pope to the Governing Board of Oregon Health Sciences University.

J. Thurston Roach (1), (3), (4)	71
Director since May 2003.   Director, Deltic Timber Corporation, December 2000 to present.  Director, CellFor Inc. from November 2002 to May 2009.  Outside Director, NBBJ Design, LLP, from November 2007 to present.  Director, The Liberty Corporation May 1994 to January 2006.  President and CEO, HaloSource Corporation, October 2000 to November 2001; Director, HaloSource Corporation, October 2000 to February 2002.  Senior Vice President and CFO, Owens Corning, January 1999 to April 2000; Senior Vice President and President of Owens Corning’s North American Building Materials Systems Business, February 1998 to December 1998.  Vice Chairman, Simpson Investment Company, July 1997 to February 1998; President, Simpson Timber Company, January 1996 to June 1997; Senior Vice President and Chief Financial Officer and Secretary, Simpson Investment Company, August 1984 to December 1995.  Mr. Roach's experience as a senior executive and director at other timber and resource companies offer the Partnership insight into the practical issues facing public companies, and his specific knowledge of the timber and timberland markets, both in the Pacific Northwest and elsewhere, allow him to provide extensive input on both strategic and tactical business decisions confronting the board.  His specific experience as Audit Committee chair for another public company has been leveraged effectively into a similar role at the Partnership.

__________________________
1)	Class A Director
2)	Class B Director
3)	Member of the Audit Committee
4)	Member of the Human Resources Committee
5)	Designated financial expert for the Board of Directors Audit Committee

Board of Directors of the Managing General Partner

Board Composition. The Managing General Partner’s Articles of Incorporation provide that directors are divided into two classes, each class serving a period of two years. The Managing General Partner’s shareholders elect approximately one-half of the members of the Board of Directors annually. The terms of the Class A directors expire on December 31, 2014, and the terms of the Class B directors expire on December 31, 2013. The directors’ election to the Managing General Partner’s Board of Directors is subject to a voting agreement between the Managing General Partner’s two shareholders, Mr. Peter T. Pope and Mrs. Emily T. Andrews. Maria M. Pope serves as Mr. Pope’s appointee, and J. Thurston Roach serves as Mrs. Andrews’ appointee to the Board of Directors. The Managing General Partner’s Board of Directors met ten times in 2012 with five of the meetings in person to discuss Partnership matters. The composition of our Board of Directors is established by the Limited Partnership Agreement and accordingly, as permitted by NASDAQ Rules IM-5065-7 and 5615(a)(4), board nominations are not made or approved by a separate nominating committee or by a majority of the independent directors.

Past Directorships. During the period 2007 through 2012, Ms. Pope, and Messrs. Roach, and Conlin served on boards of other public companies as outlined in the following table.

Individual’s Name	Name of Public Company	Term of Directorship
Maria M. Pope	Portland General Electric, Inc. (NYSE:POR)	2006 - 2008
J. Thurston Roach	Deltic Timber Company (NYSE:DEL)	2000 - present
John E. Conlin	ACME Communications (NASDQ:ACME)	2005 - 2008

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

Audit Committee. The Audit Committee of the Managing General Partner’s Board of Directors is comprised of three outside directors who comply with the Exchange Act and NASDAQ’s qualification requirements for Audit Committee members. The Audit Committee met to discuss the Partnership eight times during 2012. The Audit Committee’s Chairman is J. Thurston Roach and its designated financial expert is Douglas E. Norberg. See report of the Audit Committee on financial statements below.

Human Resources Committee. The Human Resources Committee is responsible for (1) establishing compensation programs for executive officers and senior management of the Partnership designed to attract, motivate, and retain key executives responsible for the success of the Partnership as a whole; (2) administering and maintaining such programs in a manner that will benefit the long-term interests of the Partnership and its unitholders; and (3) determining the salary, bonus, unit option and other compensation of the Partnership's executive officers and senior management. The Human Resources Committee met three times during 2012. Mr. John E. Conlin served as Chairman of the Human Resources Committee in 2012. See report of the Human Resources Committee on executive compensation below.

Beneficial Ownership and Section 16(a) Reporting Compliance

The Partnership is a reporting company pursuant to Section 12 of the Exchange Act. Under Section 16(a) of the Exchange Act, and the rules promulgated hereunder, directors, officers, greater than 10% shareholders, and certain other key personnel (the “Reporting Persons”) are required to report their ownership and any change in ownership of Partnership units to the Securities and Exchange Commission. The Partnership believes that the Reporting Persons have complied with all Section 16(a) filing requirements applicable to them. In making the foregoing statement, the Partnership has relied solely upon oral or written representations of the Reporting Persons, and copies of the reports that the Reporting Persons have filed with the SEC.

Code of Ethics

The Partnership maintains a Code of Ethics that is applicable to all executive officers, directors, and certain other employees. A copy of the Code of Ethics is available on the Investor Relations section of the Partnership's website.

Item 11.          EXECUTIVE COMPENSATION; COMPENSATION DISCUSSION & ANALYSIS

Overview

Objectives of our Executive Compensation Program

The objective of our executive compensation program is to reward performance and to attract, motivate, and retain those employees who embrace a culture of achievement with a long-term perspective. Our executive compensation plans consist of two general components: salary and a long-term incentive program initiated in 2010 (the “Incentive Program”), which is intended to reward selected management employees who provide services to the Partnership for performance that builds long-term unitholder value. The Incentive Program examines participants’ decision making each year, with an eye towards rewarding behavior that is linked to adding long-term value to unitholders. In addition, the Incentive Program addresses the Partnership’s relative total unitholder performance over a trailing three-year period so as to promote both a long-term focus and align management with unitholder returns over time. Payments are made under the Incentive Program during the first quarter of each year with respect to decision-making in the prior year and relative performance of our publicly traded units over the three-year period ending on December 31 of the prior year. As a result, information depicted in this report includes amounts paid in 2011, 2012, and 2013 with respect to performance from each of the following three-year periods, respectively: 2008-2010, 2009-2011, and 2010-2012.

The Role of the Human Resources Committee and Executive Officers in Compensation Decisions

The Board’s Human Resources Committee has responsibility for establishing our compensation objectives and approving all compensation for the CEO, his immediate subordinates, and the broader management team that participates in the Incentive Program. The committee’s primary focus is in designing a compensation system that adequately rewards and motivates employees, and then to monitor the execution of this system. In designing the Partnership’s compensation system, the committee focuses on maintaining fairness and balance between the interests of our employees and those of our unitholders. With that in mind, the committee intends that the Incentive Program be continuing and permanent for participants, but reserves the right to suspend and or terminate the Incentive Program at any time, as long as previously earned awards are not forfeited. In its role as manager of the Incentive Program, the committee has the authority to determine all matters relating to awards to be granted thereunder, and has sole authority to interpret its provisions and any applicable rule or regulation.

The Incentive Program has two components – the Performance Restricted Unit (“PRU”) plan and the Long-Term Incentive Plan (“LTIP”). Both components have a long-term emphasis, with the PRU plan focused on annual decision making, and the LTIP focused on three-year performance of the Partnership’s publicly traded units relative to a group of peer companies to be determined at the beginning of each plan cycle. The Incentive Program was developed after considerable deliberation by the committee and its compensation consultant. The Incentive Program is unusual in its exclusive emphasis on long-term decision making and performance. The committee believes this focus is appropriate for the nature of the Partnership’s assets and for strengthening alignment with unitholders. Each of these two Incentive Program components is described in more detail below.

The committee has from time-to-time engaged compensation consultants to assist the committee in assessing the market for top executives. Historically, these consultants have provided a limited scope of services on behalf of the committee and their roles generally have been confined to specific peer analyses or assessments of specific compensation components within the Partnership’s then-existing compensation structures. These consultants generally have performed no other services for the Partnership or its subsidiaries or management. In 2010, the committee engaged Farient Advisors, an independent compensation consulting advisory firm, to assist in developing what became the 2010 Incentive Program. Farient was directly responsible to the HR Committee and was paid $193,000 for its services in this regard. In 2011, the Partnership’s board of directors engaged Farient to advise the board on director compensation, general partner compensation, and related issues, for which the Partnership paid Farient $109,000. Farient also served as an advisor to the HR Committee for executive compensation matters in 2011 and 2012, for which Farient was paid a total of $21,000 and $83,000, respectively.

Elements of Compensation

Our executive compensation program is designed to be consistent with the objectives and guidelines set forth above. A discussion of each of the key elements of the program follows below.

Base Salary. Base salary represents that portion of compensation that is designed to provide the executive with a stable and predictable cash payment at a level that is competitive with other similarly situated companies. In establishing base salary levels for executives and other members of the management team, the committee has used compensation consultant data, taking into account such factors as competitive industry salaries, general and regional economic conditions, and the size and geographic differences of “peer” companies against which the Partnership is compared. Using that data, the committee attempts to tailor our executives’ base compensation to each executive’s scope of responsibilities, individual performance, and contribution to our organization. If adjustments in base salary are made, they are usually effective March 1 of each year, unless circumstances warrant otherwise. Base salaries for the Partnership’s executives were held flat from 2008 through 2010, in large part because of the financial climate affecting the Partnership’s business, the Partnership’s economic performance, and the limited need to increase compensation to meet competitive pressures. In March 2011 the Partnership’s named executive officers received a 3% increase in base salary but no additional increase in base salary was made effective for 2012 or 2013.

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

Long-Term Incentive Program (LTIP). The LTIP replaces the Partnership’s prior cash bonus plan for the CEO and his direct management reports, and focuses on relative total unitholder return measured over a rolling three-year period ending on the last day of the fiscal year for which the award is to be computed. Specifically, at the beginning and end of each period, the Partnership measures the arithmetic average trading price of the Partnership’s limited partner units over the sixty trading day period preceding the first day and the last day of the three-year measurement period. The Partnership also takes into account all distributions to unitholders during that period, and compares the resulting total returns to those provided to security holders within a group of the Partnership’s peers as measured using the same methodology. The peer group, as outlined in the following table, was used for benchmarking the following three-year performance cycles: 2008-10, 2009-11, and 2010-12 and was established based upon the recommendation of the Partnership’s compensation consultant to include companies within the forest products industry, as well as those in real estate and those having a strong focus on land or natural resources.

Forest Products	Real Estate	Agriculture	Metals & Mining
Deltic (DEL)	Amer. Realty Inv. (ARL)	Alico (ALCO)	China Direct (CDII)
Plum Creek (PCL)	Amer. Spectrum (AQQ)	Griffin Land (GRIF)	Jaguar Mining (JAG)
Potlatch (PCH)	AV Homes (AVHI)	Limoneira (LMNR)	Royal Gold (RGLD)
Rayonier (RYN)	EastGroup Properties (EGP)
St. Joe (JOE)	First Potomac (FPO)
Weyerhaeuser (WY)	InterGroup Corp. (INTG)
Maui Land & Pineapple (MLP)
Monmouth RE Investment (MNR)
NTS Realty (NLP)
Tejon Ranch (TRC)
Thomas Properties Group (TPGI)

The HR Committee has determined that a revised benchmark peer list (see below) should be used for the 2011-13 and 2012-14 cycles.

The comparison, the committee ranks the Partnership’s total unitholder return against those of the selected peer companies, and makes awards if the Partnership’s total return is equal to or greater than the twentieth (20th) percentile. The fiftieth (50th) percentile within that ranking represents the Partnership’s “target performance level,” which results in a payout of 100% of the target LTIP bonus. The maximum award, which results in awards of 200% of the target LTIP amount, occurs when the Partnership is at or above the eightieth (80th) percentile. Actual payouts are determined in proportionate fashion when the total returns fall between the 20th (zero bonus) and 80th percentile (200% of target bonus). The committee has the discretion to alter award levels upward or downward by 20% of the actual formula bonus.

Participants in the LTIP. Participation in the LTIP is comprised of the CEO and the five managers who report directly to the CEO.

Change in benchmark peer group. As mentioned above, starting the three-year LTIP cycle 2011-13, and for the other LTIP cycles both underway and in the future, the group of benchmark peer companies has been reduced from 23 companies to 15. The rationale for the change in peer companies was to de-emphasize real estate or land companies in relation to timber and to eliminate mining companies.  As mentioned above, the HR Committee is considering utilizing this revised group of peer companies for the remainder of the three-year LTIP cycles already underway as of YE2012, namely, the 2011-13 and 2012-14 cycles.  The composition of the new peer list is as follows:

Forest Products	Real Estate	Agriculture
Deltic (DEL)	EastGroup Properties (EGP)	Alico (ALCO)
Plum Creek (PCL)	First Potomac (FPO)	Griffin Land (GRIF)
Potlatch (PCH)	Forestar Group Inc. (FOR)	Limoneira (LMNR)
Rayonier (RYN)	Monmouth RE Investment (MNR)
St. Joe (JOE)	Tejon Ranch (TRC)
Weyerhaeuser (WY)	Thomas Properties Group (TPGI)

Performance Restricted Unit Plan (“PRU”). The PRU is the equity-based element of the Incentive Program, although awards can be made in cash, restricted units, or a combination of each.  Awards from this component of the Incentive Program are based upon a target pool established at the beginning of each fiscal year and adjusted upward or downward as participants are added to or deleted from the Incentive Program. For 2012 the target award pool consisted of up to 6,000 units for the CEO and 19,500 units for all other participants as a group..

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

Most participants can expect to earn 100% of their target payout award for each year; however, the committee has the discretion to reduce the award levels in the event of poor performance or decision-making that exposes the Partnership to significant risk or loss, or to increase those awards up to an additional 100% of the targeted award levels for generating or implementing decisions, plans or programs that are of major positive influence on the Partnership.

Mechanics of the PRU. Immediately following the end of each fiscal year, the committee determines the size of the PRU pool based on their assessment of the quality of decision-making during the year. The committee also identifies any events or decisions that merit special recognition for particular individuals or groups and, if so, determines the amount of any special PRU awards that are to be allocated to those participants. The PRU pool is established on the basis of these determinations, and each participant is allocated a specified performance value, which is then converted to a number of restricted units or, in the case of PRU awards paid in cash, based on the arithmetic average of the closing prices of the Partnership’s limited partner units on NASDAQ on each of the sixty consecutive trading days ending on and including the last day of the relevant fiscal year. The committee also determines the appropriate allocations between restricted units and cash awards based upon a compensation consultant’s market study with some influence from our past practices of granting restricted units and cash bonuses. In general, the higher up in the management group, the greater the percentage of that individual’s PRU award is received in the form of restricted units. The percentage of each participant’s PRU award paid in the form of restricted units was kept to simple options of 100%, 50%, or 0%. Restricted unit grants vest ratably, with 25% vesting on each of the first four anniversaries of the grant date, although the committee has the discretion to vary such awards.

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

Defined Contribution Retirement Savings Plan. As of December 31, 2012 all our employees are eligible to participate in our defined contribution plan, which is a tax qualified plan pursuant to Section 401(k) of the Internal Revenue Code. During each of the years 2010 through 2012 the Partnership matched 50% of the employees’ contributions up to 8% of compensation. Partnership contributions to the plan amounted to $141,000, $128,000, and $123,000 for each of the years ended December 31, 2012, 2011, and 2010, respectively. Employees become fully vested in the Partnership's contribution over a six-year period. The Partnership does not discriminate between executive and non-executive employees with respect to any aspect of this plan.

Supplemental Retirement Plan. We have a supplemental retirement plan for George H. Folquet, a retired executive. The plan provides for a retirement income of 70% of his base salary at retirement after taking into account both 401(k) and Social Security benefits and makes an annual fixed-amount payment of $25,013. The Partnership accrued an additional $19,000 in 2012 for this benefit based on an updated approximation of the cost of purchasing a life annuity paying the aforementioned benefit amount. The balance of the liability as of December 31, 2012 was $191,144.

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

The Partnership’s severance programs are based on a “double trigger” mechanism, which means that upon the involuntary termination of either executive’s employment (other than “for cause,” and including resignation for certain specified reasons) within eighteen months after a change in control event occurs, the following benefits would be provided:

•	cash payments equal to two times the executive’s base salary, plus the executive’s target bonus for the year in which the change in control occurred;

•	immediate vesting of all outstanding unit option awards consistent with the terms of the Pope Resources 2005 Equity Incentive Plan; and

•	continued coverage for the executive and dependents under Pope Resources’ health and welfare plan for up to 18 months after termination.

The following table summarizes the cash payments that would have been due Pope Resources’ executive officers if a change in control event had occurred on December 31, 2012.

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

Summary Compensation Table

The following table sets forth information regarding compensation earned by our named executive officers for the years 2010 through 2012:

Name and Principal Position	Year	Salary ($)	Unit Awards ($) (1)	Non-equity Incentive Program Compensation ($) (2)	All Other Compensation ($) (3)	Total ($)
David L. Nunes President and CEO	2012	327,818	720,001	360,000	30,054	1,437,873
	2011	327,818	257,100	360,000	25,530	970,448
	2010	318,270	219,120	166,800	20,080	724,270
Thomas M. Ringo V.P.and CFO	2012	213,082	162,000	160,000	18,955	554,037
	2011	213,082	115,695	160,000	17,210	505,987
	2010	206,876	98,604	74,133	14,910	394,523

(1)
Amounts represent the market value on the date of grant of restricted units received in January 2013, 2012 and 2011, respectively (calculated in accordance with FASB ASC 718), as compensation under the PRU plan for 2012, 2011 and 2010 performance. Expense will be recognized, however, over the four-year vesting period for each of these grants with 25% vesting each year.

(2)
Represents awards earned for each of the years 2010 through 2012 under the LTIP but paid out in January 2011, 2012, and 2013, respectively, as discussed in the Compensation Discussion and Analysis beginning on page 93.

(3)
Amounts represent matching contributions to the Partnership’s 401(k) plan made by the Partnership on behalf of the executive, and distributions received by the executive on unvested restricted Partnership units (the value of the restricted units is described under footnote (1) above and not repeated here.)

Grants of Plan Based Awards Table

The following table supplements the Summary Compensation Table and lists both annual and long-term incentive awards made during 2012 to each named executive officer.

			Estimated Future Payouts Under Non-Equity Incentive Program Awards (1)			Estimated Future Payouts Under Equity Incentive Program Awards
Name	Type of Award	Grant Date (2)	Thresh-old ($)	Target ($)	Maximum ($)	Thresh-old ($)	Target ($)	Maximum ($)	All Other Unit Awards: Number of Shares of Unit or Units (#) (3)	All Other Options Awards: Number of Securities Underlying Options (#)	Closing Price on Grant Date ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
David L. Nunes President and CEO	LTIP 2012-14	None	-	180,000	360,000
	RU	1/10/12							6,000		42.85	257,100
Thomas M Ringo V.P. and CFO	LTIP 2012-14	None	-	80,000	160,000
	RU	1/10/12							2,700		42.85	115,695

(1)
Reflects potential awards under the LTIP. The LTIP was implemented in 2010 with an initial “cycle” corresponding to the performance period 2008 – 10, a second cycle for the performance period 2009 – 11, a third cycle for the performance period 2010 – 12, a fourth cycle for the performance period 2011 – 13, and a fifth cycle for the performance period 2012 - 14. Only this cycle for the performance period 2012-14 is shown in the table above since its performance period initiated in calendar year 2012. Payouts for the 2008-10, 2009-11, and 2010-12 cycles are reflected in the Summary Compensation Table (see footnote (2) from that table.) A description of how the LTIP works is described above beginning on page 94.

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

Units Available for Issuance

There are 1,105,815 units authorized under the Plan. As of December 31, 2012 there were 952,194 authorized but not issued units in the Plan. The units issued or issuable under the Plan have been registered on a Form S-8 registration statement.

Unit Options

There are currently no unexpired and unexercised options.

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

Outstanding Equity Awards At Fiscal Year-End; Option Exercise and Units Vested

The following table summarizes the outstanding equity award holdings held by our named executive officers as of December 31, 2012:

	Option Awards					Unit Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Units That Have Not Vested (#)	Market Value of Units That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
David L. Nunes President and CEO	-	-	- -			11,575	644,496	-	20,054
Thomas M. Ringo V.P. and CFO	-	-	-			5,175	288,144	-	8,955

The following table summarizes the number of units acquired and amounts realized by our named executive officers during the year ended December 31, 2012 on the exercise of unit options and vesting of restricted units.

	Option Awards		Unit Awards
Name	Number of Units Acquired on Exercise	Value Realized on Exercise	Number of Units Acquired on Vesting	Value Realized on Vesting
	(#)	($)	(#) (1)	($)
David L. Nunes President and CEO	-	-	8,825	381,226
Thomas M. Ringo V.P. and CFO	-	-	3,700	160,685

(1) Of the 8,825 units acquired upon vesting in 2012 by Mr. Nunes, he tendered back 2,396 of those units with an aggregate value of $103,481 to the Partnership in lieu of paying cash for payroll taxes due on the vesting. As such, Mr. Nunes retained a net position of 6,429 of these units. Of the 3,700 units acquired upon vesting in 2012 by Mr. Ringo, he tendered back 1,005 of those units with an aggregate value of $43,629 to the Partnership in lieu of paying cash for payroll taxes due on the vesting. As such, Mr. Ringo retained a net position of 2,695 of these units.

Officer Unit Ownership Guidelines

We do not have a formal unit ownership guideline for named executive officers, but note that as of February 18, 2013 Mr. Nunes owned 102,844 units of Pope Resources that had a value of 19.8 times his 2012 base salary. Similarly, Mr. Ringo owned 38,379 Pope Resources units as of February 18, 2013 that had a value of 11.4 times his 2012 base salary.  The table below further delineates the inputs to this calculation and breaks the respective totals into units that are owned outright and the subset of unvested restricted units.

		David L. Nunes	Thomas M. Ringo
A	Total # of units owned - excluding unvested restricted	82,269	31,854
B	Value of units owned - excluding unvested restricted units	$5,200,223	$2,013,491
C	2012 base salary	$327,818	$213,082
	Value divided by salary - B/C	15.9	9.4
% of A acquired via:
	Open market purchase	25%	11%
	Exercise of options	48%	54%
	Vesting of restricted units	27%	35%
D	Total # of unvested restricted units	20,575	6,525
E	Value of unvested restricted units	$1,300,546	$412,445
	Value divided by salary - E/C	4.0	1.9
F	Combined value of all owned units - B plus E	$6,500,769	$2,425,937
	Value divided by salary - F/C	19.8	11.4

Director Compensation

The following table sets forth a summary of the compensation we paid to our non-employee directors in 2012:

Name	Fees Earned or Paid in Cash ($)	Unit Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Program Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation ($) (3)	Total ($)
John E. Conlin	36,500	64,275	-	-	-	8,588	109,363
Douglas E. Norberg	30,000	64,275	-	-	-	8,588	102,863
Maria M. Pope	1,500	-	-	-	-	-	1,500
Peter T. Pope	24,500	64,275	-	-	-	8,588	97,363
J. Thurston Roach	40,500	64,275	-	-	-	8,588	113,362

(1)
Amounts represent the market value on the date of grant (January 10, 2012) of restricted units received during the year as calculated in accordance with FASB ASC 718. These units are subject to a trading restriction until the units vest. These unit grants vest 50% on the third anniversary of the grant in January 2015 and the remaining 50% on the fourth anniversary of the grant date in January 2016. For each of Messrs. Conlin, Norberg, Pope, and Roach a total of 375 restricted units granted during fiscal year 2008 vested and became eligible for trading on February 1, 2012 and an additional 375 restricted units granted during fiscal year 2009 vested and became eligible for trading on August 26, 2012.  In connection with Mr. Pope's retirement from the Board, vesting was accelerated into December 2012 for him with respect to 4,875 restricted units.

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

The committee is currently comprised of Douglas E. Norberg, Maria M. Pope, J. Thurston Roach, and John Conlin. Peter T. Pope served on the Committee for most of the year until his retirement from the Board in December 2012.  Mr. Conlin served as Committee Chair during 2012. None of the members are officers or employees of the Partnership or the General Partner.

Conclusion

The HR Committee believes that for 2012 the compensation terms for Mr. Nunes and Mr. Ringo, as well as for our other management personnel, were clearly related to the realization of the goals and strategies established by the Partnership.

John E. Conlin, Chairman

Douglas E. Norberg

Maria M. Pope

J. Thurston Roach

Audit Committee Report on Financial Statements

The Audit Committee of the General Partner’s Board of Directors has furnished the report set forth in the following section entitled “Responsibilities and Composition of the Audit Committee” on the Partnership’s year-end financial statements and audit for fiscal year 2012. The Audit Committee’s report is intended to identify the members of the Audit Committee and describe in general terms the responsibilities the Audit Committee assumes, the process it undertakes, and the matters it considers in reviewing the Partnership’s financial statements and monitoring the work of the Partnership’s external auditors.

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

The Audit Committee is comprised of J. Thurston Roach, John E. Conlin, and Douglas E. Norberg. Mr. Roach serves as Audit Committee Chair. All members of the Audit Committee are independent as defined under applicable NASDAQ rules, and all are financially literate. Mr. Norberg is designated as a “financial expert” as defined under Section 10A (m) of the Exchange Act and applicable NASDAQ rules.

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

Principal Unitholders

As of February 18, 2013, the following persons were known or believed by the Partnership (based solely on statements made in filings with the SEC or other information we believe to be reliable) to be the beneficial owners of more than 5% of the outstanding Partnership units:

Name and Address of Beneficial Owner	Number Of Units (1)	Percent of Class

Emily T. Andrews 601 Montgomery Street Suite 2000 San Francisco, CA 94111	498,203 (2)	11.2

James H. Dahl 501 Riverside, Suite 902 Jacksonville, FL 32202	494,972 (3)	11.1

Peter T. Pope 133 SW 2nd Ave., Ste. 301 Portland, OR 97204	313,762 (4)	7.1

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

(3)
Mr. Dahl filed a Form 4 on February 19, 2013 that indicates he is the direct beneficial owner of 147,652 Partnership units, that he owns another 193,349 units through various trusts over which he retains sole voting and investment power, and that he owns another 153,971 units for which he shares voting and dispositive power.

(4)
Includes (a) 244,942 units held by a limited liability company controlled by Mr. Pope; (b) 8,820 units held in trust for one of his children; and (c) 60,000 units held by Pope MGP, Inc. and Pope EGP, Inc., as to which he shares investment and voting power.

Management

As of February 18, 2013, the beneficial ownership of the Partnership units of (1) the named executives (2) the directors of the Partnership's general partners, (3) the general partners of the Partnership, and (4) the Partnership's officers, directors and general partners as a group, was as follows. **

Name	Position and Offices	Number of Units (1)		Percent of Class
David L. Nunes	Chief Executive Officer and President, Pope MGP, Inc. and the Partnership; Director, Pope MGP, Inc.	102,844	(2)	2.3
Thomas M. Ringo	Vice President and CFO, Pope MGP, Inc. and the Partnership	38,379	(3)	*
John E. Conlin	Director, Pope MGP, Inc.	23,145		*
Douglas E. Norberg	Director, Pope MGP, Inc.	68,008	(5)	1.5
Maria M. Pope	Director, Pope MGP, Inc.	18,225	(6)	*
Peter T. Pope	Director, Pope MGP, Inc. and Pope EGP, Inc.; President, Pope EGP, Inc.	313,762	(7)	7.1
J. Thurston Roach	Director, Pope MGP, Inc.	6,750	(4)	*
Pope EGP, Inc.	Equity General Partner of the Partnership	54,000		1.2
Pope MGP, Inc.	Managing General Partner of the Partnership	6,000		*
All General partners, directors and officers of general partners, and officers of the Partnership as a group (7 individuals and 2 entities)		571,113	(8)	12.8

* Less than 1%
** The address of each of these parties is c/o Pope Resources, 19950 Seventh Avenue NE, Suite 200, Poulsbo, WA 98370.

(1)
Each beneficial owner has sole voting and investment power unless otherwise indicated. Includes restricted units that are unvested since beneficial owner receives distributions on all such restricted units.

(2)	Includes 20,575 unvested restricted units issued to Mr. Nunes. Also includes 4,550 units held in trust for Mr. Nunes’ children for which he disclaims beneficial ownership.

(3)	Includes 6,525 unvested restricted units issued to Mr. Ringo.

(4)	Includes 6,375 unvested restricted units.

(5)
Includes 6,375 unvested restricted units.  Also includes 25,759 units held in trust for the benefit of certain of Mr. Norberg’s immediate family members.  Mr. Norberg disclaims beneficial ownership of such units except to the extent of his pecuniary interest therein.

(6)
Includes 1,500 unvested restricted units and 1,125 units held jointly with Ms. Pope’s spouse for which she disclaims beneficial ownership.  Also includes 40 units held in trust for Ms. Pope’s children for which she disclaims beneficial ownership.

(7)
Includes (a) 244,942 units held by a limited liability company controlled by Mr. Pope; (b) 8,820 units held in trust for one of his children; and (c) 60,000 units held by Pope MGP, Inc. and Pope EGP, Inc., as to which he shares investment and voting power.

(8)
For this computation, the 60,000 units held by Pope MGP, Inc. and Pope EGP, Inc. are excluded from units beneficially owned by Mr. Pope. Mr. Pope and Emily T. Andrews own all of the outstanding stock of Pope MGP, Inc. and Pope EGP, Inc. Includes 47,725 unvested restricted units.

Equity Compensation Plan Information

The following table presents certain information with respect to the Partnership’s equity compensation plans and awards thereunder on December 31, 2012.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	N/A	952,194

Equity compensation plans not approved by security holders	-	-	-
Total	-	N/A	952,194

Item 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

Director Independence

With the exception of David L. Nunes our Chief Executive Officer all of directors of the Managing General Partner are independent under applicable laws and regulations and the listing standards of NASDAQ.

Item 14.       PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes fees related to the Partnership’s principal accountants, KPMG LLP, during 2012 and 2011.

Description of services	2012	%	2011	%
Audit (1)	$340,000	86%	$324,000	85%

Audit related (2)	53,750	14%	40,500	11%

Tax (3):

General tax consultation	-	-%	15,000	4%

Total	$393,750	100%	$379,500	100%

(1) Fees represent the arranged fees for the years presented, including the annual audit of internal controls as mandated under Sarbanes-Oxley section 404, and out-of-pocket expenses reimbursed during the years presented.
(2) Fees represent the arranged fees for the years presented in connection with the audits of Olympic
Resource Management LLC, ORM Timber Fund I LP, ORM Timber Operating Company II, LLC,
and ORM Timber Fund III Inc.
(3) Fees paid for professional services in connection with tax consulting.

Prior to hiring KPMG LLP to provide services to the Partnership, anticipated fees and a description of the services are presented to the Audit Committee. The Audit Committee then either agrees to hire KPMG LLP to provide the services or directs management to find a different service provider.

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE

Financial Statement Schedule

	Environmental Remediation
	Balances at the			Balances at the
	Beginning of the	Additions to	Expenditures	End of the
(in thousands)	Period	Accrual	for Remediation	Period
Year Ended December 31, 2010	1,269	875	211	1,933
Year Ended December 31, 2011	1,933	977	707	2,203
Year Ended December 31, 2012	2,203	12,500	761	13,942

Exhibits.

No.	Document

3.1	Certificate of Limited Partnership. (1)

3.2	Limited Partnership Agreement, dated as of November 7, 1985. (1)

3.3	Amendment to Limited Partnership Agreement dated December 16, 1986. (2)

3.4	Amendment to Limited Partnership Agreement dated March 14, 1997. (4)

3.5	Certificate of Incorporation of Pope MGP, Inc. (1)

3.6	Amendment to Certificate of Incorporation of Pope MGP, Inc. (3)

3.7	Bylaws of Pope MGP, Inc. (1)

3.8	Certificate of Incorporation of Pope EGP, Inc. (1)

3.9	Amendment to Certificate of Incorporation of Pope EGP, Inc. (3)

3.10	Bylaws of Pope EGP, Inc. (1)

3.11	Amendment to Limited Partnership Agreement dated October 30, 2007. (12)

3.12	Audit Committee Charter. (10)

4.1	Specimen Depositary Receipt of Registrant. (1)

4.2	Limited Partnership Agreement dated as of November 7, 1985, as amended December 16, 1986 and March 14, 1997 (see Exhibits 3.2, 3.3 and 3.4).
4.3	1997 Unit Option Plan Summary (5) and Pope Resources 2005 Unit Incentive Plan. (11)

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

10.19	Purchase and sale agreement with Costco Wholesale Corp dated December 22, 2003. (8)

10.20	Form of Change of control agreement. (10)

10.21	Purchase and sales agreement for Quilcene Timberlands dated September 28, 2004. (9)

10.22	Long term management agreement with Cascade Timberlands LLC dated December 31, 2004. (9)

10.23	First amendment to Note purchase agreement with John Hancock Life Insurance Company. (10)

10.24	Second amendment to Note purchase agreement with John Hancock Life Insurance Company. (10)

10.25	Third amendment to Note purchase agreement with John Hancock Life Insurance Company. (10)

10.26	Fourth amendment to Note purchase agreement with John Hancock Life Insurance Company. (10)

10.27	Master Loan Agreement between Pope Resources and Northwest Farm Credit Services, PCA dated July 31, 2008. (14)

10.28	Revolving Operating Note from Pope Resources to Northwest Farm Credit Services, PCA dated July 31, 2008. (14)

10.29	Master Loan Agreement between Pope Resources and Northwest Farm Credit Services, PCA dated September 25, 2009. (15)

10.30	Term Note from Pope Resources to Northwest Farm Credit Services, PCA dated September 25, 2009. (15)

10.31	First amendment to revolving operating note with Northwest Farm Credit Services, PCA dated September 25, 2009. (15)

10.32	Mortgage to Northwest Farm Credit Services, PCA, dated September 25, 2009. (15)

10.33	First Amended and Restated Master Loan Agreement between Pope Resources and Northwest Farm Credit Services, FLCA dated June 10, 2010.

10.34	Amendment No. 1 to First Amended and Restated Master Loan Agreement between Pope Resources and Northwest Farm Credit Services, FLCA dated August 6, 2010.

10.35	First Amended and Restated Term Note from Pope Resources to Northwest Farm Credit Services, FLCA dated June 10, 2010

10.36	Term Note from Pope Resources to Northwest Farm Credit Services, FLCA dated June 10, 2010.

10.37	First Amended and Restated Master Loan Agreement between Pope Resources and Northwest Farm Credit Services, PCA dated June 10, 2010.

10.38	Amendment No. 1 to First Amended and Restated Master Loan Agreement between Pope Resources and Northwest Farm Credit Services, PCA dated August 6, 2010.

10.39	Revolving Operating Note from Pope Resources to Northwest Farm Credit Services, PCA dated June 10, 2010.

10.40	Amendment No. 1 to Revolving Operating Note from Pope Resources to Northwest Farm Credit Services, PCA dated June 15, 2010.

10.41	Mortgage, Financing statement and Fixture Filing executed by Pope Resources in favor of Northwest Farm Credit Services, FLCA dated June 10, 2010.

10.42	Mortgage, Financing statement and Fixture Filing executed by Pope Resources in favor of Northwest Farm Credit Services, PCA dated June 10, 2010.

10.43	Loan Agreement between ORM Timber Operating Company II, LLC and Metropolitan Life Insurance Company dated September 1, 2010.

10.44	First Amendment to Loan Agreement between ORM Timber Operating Company II, LLC and Metropolitan Life Insurance Company dated February 7, 2011.

10.45	Promissory Note from ORM Timber Operating Company II, LLC to Metropolitan Life Insurance Company dated September 1, 2010.

10.46	Guaranty by ORM Timber Fund II, Inc. in favor of Metropolitan Life Insurance Company dated September 1, 2010.

10.47	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing between ORM Timber Operating Company II, LLC and Metropolitan Life Insurance Company dated September 1, 2010.

10.48	Trust Deed, Security Agreement, Assignment of Leases and Rents and Fixture Filing between ORM Timber Operating Company II, LLC and Metropolitan Life Insurance Company dated September 1, 2010.

10.49	Incentive Compensation Program Summary – revised February 2011.

10.50	Revolving Operating Note from Pope Resources to Northwest Farm Credit Services, PCA dated May 30, 2012. (17)

10.51	Amendment No. 1 to Revolving Operating Note from Pope Resources to Northwest Farm Credit Services, PCA dated June 30, 2012.

10.52	Amendment No. 2 to First Amended and Restated Master Loan Agreement between Pope Resources and Northwest Farm Credit Services, FLCA dated June 30, 2012.

10.53	Amendment No. 2 to First Amended and Restated Master Loan Agreement between Pope Resources and Northwest Farm Credit Services, PCA dated November 10, 2012.

10.54	Note and Loan Agreement between Pope Resources and Northwest Farm Credit Services, FLCA dated December 20, 2012.

18.1	Letter from Independent Registered Public Accounting Firm related to change in accounting principle. (15)

21.1	Significant Subsidiaries.

23.1	Consent of Registered Independent Public Accounting Firm. (13)

31.1	Certificate of Chief Executive Officer. (13)

31.2	Certificate of Chief Financial Officer. (13)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (13)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (13)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Partnership’s registration on Form 10 filed under File No. 1-9035 and declared effective on December 5, 1985.

(2)	Incorporated by reference from the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 1987.

(3)	Incorporated by reference from the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 1988.

(4)	Incorporated by reference from the Partnership’s Proxy Statement filed on February 14, 1997.

(5)	Incorporated by reference to the Company’s Form S-8 Registration Statement (SEC file number 333-46091) filed with the Commission on February 11, 1998.

(6)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2001.

(7)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2002.

(8)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2003.

(9)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2004.

(10)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2005.

(11)	Filed with Form S-8 on September 9, 2005.

(12)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2007.

(13)	Filed with this annual report for the fiscal year ended December 31, 2012.

(14)	Incorporated by reference to the Current Report on Form 10-Q filed by the Registrant on August 6, 2008.

(16)	Incorporated by reference to the Current Report on Form 10-Q filed by the Registrant November 5, 2009.

(17)	Incorporated by reference to the Current Report on Form 10-Q filed by the Registrant August 9, 2012.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POPE RESOURCES, A Delaware
Limited Partnership

By POPE MGP, INC.
Managing General Partner

Date: February 28, 2013	By /s/ David L. Nunes
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the date indicated.

Date: February 28, 2013	By /s/ David L. Nunes
David L. Nunes,
President and Chief Executive Officer (principal
executive officer), Partnership and Pope MGP, Inc.;
Director, Pope MGP, Inc.

Date: February 28, 2013	By /s/ Thomas M. Ringo
Thomas M. Ringo
Vice President & CFO (principal financial and
accounting officer), Partnership and Pope MGP,
Inc.

Date: February 28, 2013	By /s/ John E. Conlin
John E. Conlin
Director, Pope MGP, Inc.

Date: February 28, 2013	By /s/ Douglas E. Norberg
Douglas E. Norberg
Director, Pope MGP, Inc.

Date: February 28, 2013	By /s/ Maria M. Pope
Maria M. Pope
Director, Pope MGP, Inc.

Date: February 28, 2013	By /s/ J. Thurston Roach
J. Thurston Roach
Director, Pope MGP, Inc.