Form 10-Q
period 2013-03-31
POPE RESOURCES LTD PARTNERSHIP
filed 2013-05-03
CIK 784011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 1-9035

POPE RESOURCES, A DELAWARE
LIMITED PARTNERSHIP
(Exact name of registrant as specified in its charter)

Delaware	91-1313292
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

19950 7th Avenue NE, Suite 200, Poulsbo, WA 98370
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

Partnership units outstanding at April 30, 2013: 4,442,511

Pope Resources
Index to Form 10-Q Filing
For the Quarter Ended March 31, 2013

PART I – FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
Pope Resources, a Delaware Limited Partnership
March 31, 2013 and December 31, 2012
(in thousands)
	2013	2012
ASSETS
Current assets
Partnership cash and cash equivalents	$3,454	$2,517
ORM Timber Funds cash and cash equivalents	449	1,262
Cash and cash equivalents	3,903	3,779
Accounts receivable, net	2,326	1,208
Land held for sale	2,208	1,179
Current portion of contracts receivable	14	13
Prepaid expenses and other	1,114	1,075
Total current assets	9,565	7,254
Properties and equipment, at cost
Timber and roads, net of accumulated depletion
of $84,809 and $82,094	180,763	183,287
Timberland	41,201	41,201
Land held for development	28,328	29,039
Buildings and equipment, net of accumulated
depreciation of $6,139 and $6,012	6,013	6,154
Total properties and equipment, at cost	256,305	259,681
Other assets
Contracts receivable, net of current portion	284	288
Other	263	276
Total other assets	547	564
Total assets	$266,417	$267,499

LIABILITIES, PARTNERS' CAPITAL AND NONCONTROLLING INTERESTS
Current liabilities
Accounts payable	$1,385	$1,673
Accrued liabilities	2,061	2,866
Current portion of long-term debt	131	125
Deferred revenue	2,425	2,065
Other current liabilities	928	993
Total current liabilities	6,930	7,722
Long-term debt, net of current portion	43,681	43,710
Other long-term liabilities	13,381	13,426
Partners' capital
General partners' capital (units issued and outstanding 60 and 60)	926	902
Limited partners' capital (units issued and outstanding 4,308 and 4,299)	65,076	63,321
Noncontrolling interests	136,423	138,418
Total partners' capital and noncontrolling interests	202,425	202,641
Total liabilities, partners' capital, and noncontrolling interests	$266,417	$267,499

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
Pope Resources, a Delaware Limited Partnership
For the Three Months Ended March 31, 2013 and 2012
(in thousands, except per unit data)
	Three Months Ended
	March 31,
	2013	2012

Revenue	$16,718	$8,804
Cost of sales	(8,864)	(4,418)
Operating expenses	(2,903)	(2,152)
General and administrative expenses	(1,193)	(1,164)
Income from operations	3,758	1,070

Other income (expense)
Interest expense, net	(522)	(523)
Capitalized interest	167	130
Total other expense	(355)	(393)

Income before income taxes	3,403	677
Income tax benefit	14	36
Net income	3,417	713

Plus: Loss attributable to noncontrolling
interests ORM Timber Funds	67	493
Net income attributable to unitholders	3,484	1,206
Other comprehensive income adjustments	-	-
Comprehensive income attributable to unitholders	3,484	1,206

Allocable to general partners	$48	$17
Allocable to limited partners	3,436	1,189
Comprehensive income attributable to unitholders	$3,484	$1,206

Earnings per unit attributable to unitholders
Basic	$0.76	$0.27
Diluted	$0.76	$0.27

Weighted average units outstanding
Basic	4,366	4,345
Diluted	4,366	4,347

Distributions per unit	$0.45	$0.35

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Pope Resources, a Delaware Limited Partnership
Three Months Ended March 31, 2013 and 2012
(in thousands)
	2013	2012
Net income	$3,417	$713
Adjustments to reconcile net income to net cash provided by operating activities
Depletion	2,684	1,386
Capitalized development activities	(325)	(205)
Equity-based compensation	536	371
Depreciation and amortization	170	170
Deferred taxes	(32)	(23)
Cost of land sold	6	-
Loss on disposal of property and equipment	57	-
Cash flows from changes in operating accounts
Accounts receivable, net	(1,119)	344
Contracts receivable	3	176
Prepaid expenses and other current assets	(26)	73
Accounts payable and accrued liabilities	(1,094)	(1,083)
Deferred revenue	360	214
Other current liabilities	(63)	(80)
Other long-term liabilities	(25)	(25)
Other, net	-	(7)
Net cash provided by operating activities	4,549	2,024

Cash flows from investing activities
Reforestation and roads	(190)	(329)
Buildings and equipment	(43)	(43)
Proceeds from fixed asset sale	-	18
Net cash used in investing activities	(233)	(354)

Cash flows from financing activities
Repayment of line of credit, net	-	(96)
Repayment of long-term debt	(24)	(8)
Proceeds from option exercises	-	12
Payroll taxes paid upon restricted unit vesting/option exercises	(241)	(257)
Cash distributions to unitholders	(2,000)	(1,544)
Cash distributions - ORM Timber Funds, net of distributions to Partnership	(1,928)	(1,287)
Other	1	-
Net cash used in financing activities	(4,192)	(3,180)

Net increase (decrease) in cash and cash equivalents	124	(1,510)
Cash and cash equivalents at beginning of period	3,779	2,653
Cash and cash equivalents at the end of the three-month period	$3,903	$1,143

See accompanying notes to condensed consolidated financial statements.

POPE RESOURCES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2013

1.
The condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012 and the related condensed consolidated statements of comprehensive income and cash flows for the three-month periods ended March 31, 2013 and 2012 have been prepared by Pope Resources, A Delaware Limited Partnership (the “Partnership”), pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements are unaudited, but, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2012, is derived from the Partnership’s audited consolidated financial statements and notes thereto for the year ended December 31, 2012, and should be read in conjunction with such financial statements and notes. The results of operations for the interim period are not indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2013.

Management has reclassified certain operating expenses for the quarter ended March 31, 2012 to costs of sales related to our Real Estate segment to conform to the current quarter presentation.  In December 2012, we changed the classification of certain Real Estate operating costs related to rental revenue to Real Estate cost of sales.  As such, we have reclassified $277,000 from operating expenses to cost of sales in the quarter ended March 31, 2012 to conform to the current quarter, with the reclassification having no impact on total expenses or income from operations.

2.
The financial statements in the Partnership's 2012 annual report on Form 10-K include a summary of significant accounting policies of the Partnership and should be read in conjunction with this Quarterly Report on Form 10-Q.

3.
The Partnership has two general partners: Pope MGP, Inc. and Pope EGP, Inc. In total, these two entities own 60,000 partnership units. The allocation of distributions, profits and losses between the general and limited partners is pro rata across all units outstanding.

4.
ORM Timber Fund I, LP (Fund I), ORM Timber Fund II, Inc. (Fund II), and ORM Timber Fund III (REIT) Inc., (Fund III), and collectively (the Funds) were formed by Olympic Resource Management LLC (ORMLLC), a wholly owned subsidiary of Pope Resources, for the purpose of attracting capital to purchase timberlands. The objective of these Funds is to generate a return on investments through the acquisition, management, value enhancement and sale of timberland properties. Each Fund will operate for a term of ten years from the end of the respective drawdown period, with Fund I terminating in August 2017, Fund II terminating in March 2021, and Fund III terminating on the tenth anniversary of the completion of its drawdown period.  Fund III’s drawdown period will end at the earlier of placement of all committed capital or 3 years from the date of its final close, which was on July 31, 2012. During the fourth quarter of 2012, Fund III acquired 19,000 acres of northern California timberland for a purchase price of $45.1 million with represented a deployment of 25% of the Fund III committed capital.

Pope Resources and ORMLLC together own 20% of Fund I and Fund II and 5% of Fund III. The Funds are consolidated into the Partnership’s financial statements based in part on ORMLLC’s controlling role as the general partner or managing member of the Funds. The Funds’ statements of operations for the quarters ended March 31, 2013 and 2012 reflect operating income of $791,000 and $12,000, respectively. These operating results exclude management fees paid by the Funds to ORMLLC of $673,000 and $476,000 for first quarters of 2013 and 2012, respectively, which are eliminated in consolidation. The portion of these fees, among others items of income and expense, attributed to third-party investors is reflected as income in the Partnership’s Condensed Consolidated Statement of Comprehensive Income under the caption “Plus:  loss attributable to noncontrolling interests ORM Timber Funds.”

The Partnership’s consolidated balance sheet included assets and liabilities of the Funds as of March 31, 2013 and December 31, 2012, which were as follows:

(in thousands)	March 31, 2013	December 31, 2012
Assets:
Cash	$449	$1,262
Other current assets	770	691
Total current assets	1,219	1,953
Timber, timberland and roads (net of $22,409 and $20,664 of accumulated depletion in 2013 and 2012)	173,735	175,410
Other long-term assets	107	111
Total assets	$175,061	$177,474
Liabilities and equity:
Current liabilities excluding long-term debt	1,462	$1,413
Current portion of long-term debt	28	34
Total current liabilities	1,490	1,447
Long-term debt	11,000	11,002
Funds' equity	162,571	165,025
Total liabilities and equity	$175,061	$177,474

5.
In the presentation of the Partnership’s revenue and operating income (loss) by segment all intersegment revenue and expense is eliminated to determine externally reported operating income (loss) by business segment. The tables that follow reconcile internally reported income (loss) from operations to externally reported income (loss) from operations by business segment, for the quarters ended March 31, 2013 and 2012:

				Timberland
Three Months Ended	Fee Timber			Management &	Real
March 31, (in thousands)	Partnership	Funds	Combined	Consulting	Estate	Other	Consolidated
2013
Revenue internal	$11,205	$5,378	$16,583	$673	$317	$-	$17,573
Eliminations	(141)	-	(141)	(673)	(41)	-	(855)
Revenue external	11,064	5,378	16,442	-	276	-	16,718

Cost of sales	(4,521)	(4,055)	(8,576)	-	(288)	-	(8,864)

Operating, general and
administrative expenses internal	(1,032)	(1,205)	(2,237)	(653)	(839)	(1,222)	(4,951)
Eliminations	12	673	685	141	-	29	855
Operating, general and
administrative expenses external	(1,020)	(532)	(1,552)	(512)	(839)	(1,193)	(4,096)

Income (loss) from operations
internal	5,652	118	5,770	20	(810)	(1,222)	3,758
Eliminations	(129)	673	544	(532)	(41)	29	-
Income (loss) from operations
external	$5,523	$791	$6,314	$(512)	$(851)	$(1,193)	$3,758

2012
Revenue internal	$7,108	$1,536	$8,644	$476	$311	$-	$9,431
Eliminations	(139)	-	(139)	(476)	(12)	-	(627)
Revenue external	6,969	1,536	8,505	-	299	-	8,804

Cost of sales	(2,945)	(1,196)	(4,141)		(277)	-	(4,418)

Operating, general and
administrative expenses internal	(873)	(804)	(1,677)	(523)	(579)	(1,164)	(3,943)
Eliminations	12	476	488	139	-	-	627
Operating, general and
administrative expenses external	(861)	(328)	(1,189)	(384)	(579)	(1,164)	(3,316)

Income (loss) from operations
internal	3,290	(464)	2,826	(47)	(545)	(1,164)	1,070
Eliminations	(127)	476	349	(337)	(12)	-	-
Income (loss) from operations
external	$3,163	$12	$3,175	$(384)	$(557)	$(1,164)	$1,070

6.
Basic earnings per unit are calculated by dividing net income attributable to unitholders, adjusted for non-forfeitable distributions paid out to unvested restricted unitholders and Fund II preferred shareholders, by the weighted average units outstanding during the period. Diluted earnings per unit are calculated by dividing net income attributable to unitholders, adjusted for non-forfeitable distributions paid out to unvested restricted unitholders and Fund II preferred shareholders, by the weighted average units outstanding during the period plus additional units that would have been outstanding assuming the exercise of in-the-money unit equivalents using the treasury stock method, unless the assumed exercise is antidilutive.

The following table shows how we arrived at basic and diluted income per unit:

	Quarters Ended
	March 31,
(in thousands)	2013	2012
Net income attributable to Pope Resources' unitholders	$3,484	$1,206
Less:
Net income attributable to unvested restricted unitholders	(150)	(21)
Dividends paid to Fund II preferred shareholders	(4)	(4)
Net income for calculation of EPS	$3,330	$1,181

Weighted average units outstanding (in thousands):
Basic	4,366	4,345
Dilutive effect of unit equivalents	-	2
Diluted	4,366	4,347

Earnings per unit: Basic	$0.76	$0.27
Earnings per unit: Diluted	$0.76	$0.27

As of March 31, 2013 there were no outstanding unexercised options and, as such, the Partnership does not expect there to be a dilutive impact on earnings per unit on a go-forward basis. Options to purchase 4,500 units at a weighted price $17.40 per unit were outstanding as of March 31, 2012. There were no out-of-the money options to exclude from the calculation of dilutive unit equivalents for the quarter ended March 31, 2012.

7.
In January 2013, the Partnership granted 30,200 restricted units pursuant to the management incentive compensation program. These restricted units vest ratably over four years with the grant date fair value equal to the market price on the date of grant. We recognized $333,000 and $147,000 of equity compensation expense in the first three months of 2013 and 2012, respectively, related to restricted units granted to management pursuant to this program. Simultaneous with the restricted unit grant to management, members of our Board of Directors received 6,000 restricted units in January 2013. Restricted units granted to directors are not part of the management incentive compensation program, but are included in the calculation of total equity compensation expense. These awards to directors vest 50% on the third anniversary and 50% on the fourth anniversary of the date of grant. Total equity compensation expense is recognized over the shorter of the vesting period or the period from the date of grant to the point of retirement eligibility. For the first three months of 2013 and 2012, total equity compensation expense related to grants to both management and the Board of Directors was $536,000 and $371,000, respectively.

8.
Supplemental disclosure of cash flow information: interest paid, net of amounts capitalized, totaled $233,000 and $274,000 for the three months ended March 31, 2013 and 2012, respectively. During the three months ended March 31, 2013 the Company received an income tax refund of $260,000 compared to $209,000 paid during the three months ended March 31, 2012.

9.
The Partnership’s financial instruments include cash and cash equivalents and accounts receivable, for which the carrying amount of each represents fair value based on current market interest rates or their short-term nature. Carrying amounts of contracts receivable, although long-term, also approximate fair value based on current market rates.

The Partnership’s and Funds’ fixed-rate debt collectively have a carrying value of $43.8 million as of both March 31, 2013 and December 31, 2012.   The estimated fair value of this debt, based on current interest rates for similar instruments (Level 2 inputs in the Fair Value Hierarchy), is approximately $49.7 million and $50.1 million, respectively.

10.
The Partnership, together with the State of Washington’s Department of Ecology (DOE), announced in March 2013 that the two parties have agreed in principle on the scope for the remaining environmental clean-up effort in and around Port Gamble Bay, a process that began in 2002.

Pope Resources and DOE are working toward a mutually acceptable consent decree, a legally binding agreement that will lay out how the remaining cleanup of allegedly impacted in-water sediments will be carried out.

The agreement, which is outlined below in principle after lengthy negotiations, includes:

•	Removal of about 2,000 creosote pilings;
•	Excavation of intertidal areas and dredging of wood waste from the bottom of Port Gamble Bay;
•	Installation of a sand-cap of up to four feet in specific locations in Port Gamble Bay;
•	Removal of all existing docks and overwater structures on and around the former Pope & Talbot Port Gamble mill site by the fall of 2015.

The clean-up effort, which will likely take a few years to complete, is estimated to cost $17 million.  We expect this cost will be shared by Pope Resources and the Washington State Department of Natural Resources (DNR), the other Potentially Liable Party as determined by DOE.  The Partnership and DNR are engaged in preliminary discussions regarding how costs for the clean-up effort will be shared.

The Partnership had an accrual for estimated environmental remediation costs of $13.9 million as of March 31, 2013 and December 31, 2012. The environmental remediation liability primarily represents estimated payments to be made by the Partnership to monitor and remedy certain areas in and around the townsite and millsite at Port Gamble, Washington, and secondarily at Port Ludlow, Washington.

The environmental liability at March 31, 2013 includes an estimate of $671,000 that management expects to expend in the next 12 months and $13.2 million thereafter. In developing its estimate of the Port Gamble environmental liability, management has employed a Monte Carlo statistical simulation model that suggests a potential aggregate range of clean-up cost from $11.5 million to $16.1 million, which corresponds to a two-standard-deviation range from the mean of possible outcomes generated by the simulation model.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains a number of projections and statements about our expected financial condition, operating results, and business plans and objectives. These statements reflect management’s estimates based upon our current goals, in light of management’s knowledge of existing circumstances and expectations about future developments. Statements about expectations and future performance are “forward looking statements” which describe our goals, objectives and anticipated performance. These statements are inherently uncertain, and some or all of these statements may not come to pass. Accordingly, you should not interpret these statements as promises that we will perform at a given level or that we will take any or all of the actions we currently expect to take. Our future actions, as well as our actual performance, will vary from our current expectations, and under various circumstances these variations may be material and adverse. Some of the factors that may cause our actual operating results and financial condition to fall short of our expectations are set forth in the part of this report entitled “Risk Factors” in PART II, ITEM 1A below. Some of the issues that may have an adverse and material impact on our business, operating results and financial condition include economic conditions that affect consumer demand for our products and the prices we receive for them both domestically and overseas, particularly in certain parts of Asia; our ability to identify, and to estimate accurately the economic effects of, environmental and other liabilities associated with our assets and operations; government regulation that affects our ability to access our timberlands and harvest logs from those lands; the implications of significant indirect sales to overseas customers, including currency translation, regulatory and tax matters; the effect of financial market conditions on our investment portfolio and related liquidity; environmental and land use regulations that limit our ability to harvest timber and develop property; our ability to consummate proposed or contracted transactions in a manner that will yield revenue; the impacts of climate change and natural disasters on our timberlands and on surrounding areas; and the potential impacts of fluctuations in foreign currency exchange rates as they affect demand for our products and customers’ ability to pay. From time to time we identify other risks and uncertainties in our other filings with the Securities and Exchange Commission. The forward-looking statements in this report reflect our estimates and expectations as of the date of the report, and we cannot undertake to update these statements as our business operations and environment change.

This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included with this report.

EXECUTIVE OVERVIEW

Pope Resources, A Delaware Limited Partnership (“we” or the “Partnership”), is engaged in three primary businesses. The first, and by far most significant segment in terms of owned assets and operations, is the Fee Timber segment. This segment includes timberlands owned directly by the Partnership and operations of the three private equity funds (“Funds”). When we refer to the timberland owned by the Partnership, we describe it as the Partnership’s tree farms. We refer to timberland owned by the Funds as the Funds’ tree farms. When referring collectively to the Partnership’s and Funds’ timberland we will refer to them as the Combined tree farms. Operations in this segment consist of growing timber to be harvested as logs for sale to export brokers and domestic manufacturers. The second most significant business in terms of total assets owned is the development and sale of real estate. Real Estate activities primarily take the form of securing permits, entitlements, and, in some cases, installing infrastructure for raw land development and then realizing that land’s value by selling larger parcels to buyers who will take the land further up the value chain, either to home buyers or to developers and lessors of commercial property. Since these land projects span multiple years, the Real Estate segment may incur losses for multiple years while a project is developed, and will not recognize operating income until that project is sold. In addition, within this segment we sometimes negotiate and sell development rights in the form of conservation easements (CE’s) on Fee Timber properties to preclude future development. Our third business, which we refer to as Timberland Management & Consulting, or “TM&C,” is engaged in organizing and managing private equity timber funds using capital invested by third parties and the Partnership.

Our current strategy for adding timberland acreage is centered on our private equity timber fund business model. We have closed and invested capital from three timber funds, with assets under management totaling $231 million in appraised value as of December 31, 2012. Our original 20% co-investments in Funds I and II, and our 5% co-investment in Fund III, which collectively totaled $31 million as of March 31, 2013, afford us a share of the Funds’ operating cash flows while also allowing us to earn asset management and timberland management fees as well as incentive fees based upon the overall success of each fund. Management also believes that this strategy allows us to maintain more sophisticated expertise in timberland acquisition, valuation, and management than could be cost-effectively maintained for the Partnership’s timberlands alone. We believe our co-investment strategy also boosts our credibility with existing and prospective investors by demonstrating that we have both an operational and a financial commitment to the Funds’ success.

We have closed on $180 million of committed capital for Fund III, $9 million of which represents our co-investment commitment.  In the fourth quarter of 2012 we acquired a property in northern California which represented our first acquisition with this committed capital.  As of March 31, 2013 $134 million of undrawn capital commitment remains which includes a commitment to Fund III by the Partnership of nearly $7 million.

The Funds are consolidated into our financial statements with the loss attributable to equity owned by third parties added back to consolidated income in our Condensed Consolidated Statements of Comprehensive Income under the caption “Loss attributable to non-controlling interests-ORM Timber Funds” to arrive at comprehensive income attributable to unitholders of the partnership.

Land held for sale in western Washington by our Real Estate segment represents property that has been deemed suitable for residential and commercial building sites. The markets for these resources have suffered recently along with regional and national markets, producing a decline in segment sales. The challenge for our Real Estate segment centers around how and when to “harvest” a parcel of land and optimize value realization by selling the property, balancing the long-term risks and costs of carrying and developing a property against the potential for income and positive cash flows upon sale.

In February 2013, we entered into a purchase and sale agreement with a buyer who will acquire approximately 9 acres which may be divided into 63 single family residential lots within our Harbor Hill project in Gig Harbor, Washington. The transaction contemplated by the agreement is targeted to close in mid-2013 and consistent with accounting guidelines, revenue will be recognized on this transaction once it is earned and we conclude we have no material continuing involvement or obligation to the purchaser.

First quarter highlights

•	Harvest volume was 26.5 million board feet (MMBF) in Q1 2013 compared to 18.1 MMBF in the fourth quarter of 2012 and 14.5 MMBF in Q1 2012, an 83% increase.

•	Average realized log price per thousand board feet (MBF) was $610 in Q1 2013 compared to $538 per MBF in Q4 2012, a 13% increase and also compared to $559 per MBF in Q1 2012, a 9% increase.

•	Fund properties contributed 35% of Q1 2013 harvest volume, compared to 19% in Q1 2012.

•
Mix of harvest volume sold to export markets in Q1 2013 declined to 26% from 50% in Q1 2012, while mix of harvest volume sold to domestic markets increased to 60% in Q1 2013 from 36% in Q1 2012. Pulpwood volume remained stable at 14% of the total harvest for the comparative periods.

•
The percentage of total harvest comprised of Douglas-fir logs dropped to 69% in Q1 2013 from 77% in Q1 2012, with a corresponding increase in the whitewood component to 13% in Q1 2013 from 6% in Q1 2012. This shift in species mix is consistent with the higher weighting of total harvest toward Fund properties in Q1 2013.

•	No acquisitions of timberland by Fund III during Q1 2013.

•	No Real Estate land sales occurred during Q1 2013 or in Q1 2012.

We expect our harvest volume for the full year 2013 to be between 84 and 88 MMBF, with the final total depending on log market conditions for the balance of the year. The projected split of this total harvest is approximately 55% from Partnership tree farms and 45% from Fund tree farms.  Generally speaking, we aim to set our annual Partnership tree farm harvest level at a long-term sustainable level, which approximates 44 MMBF.  During the depths of the housing downturn in 2008 through 2010, however, we deferred considerable harvest and now that markets are recovering, we are metering in a portion of that deferred volume.  With respect to Fund tree farms, our harvest targets are less guided by long-term sustainability models and more by ten-year harvest plans developed during property acquisition due diligence. These ten-year harvest plans are designed at a fund portfolio level to generate cash flows during the holding period with a view to optimizing total return over each Fund’s ten-year life.  Relative to the planned harvest level for the Fund tree farms, harvest volume was also deferred during the housing downturn, which will be similarly metered in during the market recovery.

We anticipate that a number of land sales currently in the pipeline to close in 2013 will boost net income for 2013 significantly above 2012 levels.

RESULTS OF OPERATIONS

The following table reconciles and compares key revenue and cost elements that impacted our net income for the quarter ended March 31, 2013 with that of the first and fourth quarters of 2012.  In addition to the table’s numerical analysis, the explanatory text that follows the table describes in detail certain of these changes by business segment.

	Q1 2013 vs.	Q1 2013 vs.
(in thousands)	Q1 2012	Q4 2012
Net income (loss) attributable to Pope Resources' unitholders:
1st Quarter 2013	$3,484	$3,484
1st Quarter 2012	1,206
4th Quarter 2012		(295)
Variance	$2,278	$3,779
Detail of variance:
Fee Timber
Log volumes (A)	$6,683	$4,488
Log price realizations (B)	1,349	1,905
Production costs	(3,138)	(1,653)
Depletion	(1,298)	121
Other Fee Timber	(457)	(164)
Timberland Management & Consulting
Other Timberland Management & Consulting	(128)	(122)
Real Estate
Other Real Estate	(294)	(479)
General & administrative costs	(29)	(23)
Net interest expense	38	(14)
Taxes	(22)	31
Noncontrolling interest	(426)	(311)
Total variances	$2,278	$3,779

(A)	Volume variance calculated by extending change in sales volume by the average log sales price for the comparison period.

(B)	Price variance calculated by extending the change in average realized price by current period sales volume.

Fee Timber

Fee Timber results include operations from 113,000 acres of timberland owned by the Partnership and 80,000 acres of timberland owned by the Funds. Fee Timber revenue is earned primarily from the harvest and sale of logs from these timberlands which are located in western Washington, northwestern Oregon and northern California, and to a lesser extent, from the ground leases for cellular communication towers, gravel mines and quarries, together with the sale of other resources from our timberlands. Our Fee Timber revenue is driven primarily by the volume of timber harvested and the average log price realized on the sale of that harvested timber. Our volume harvested is typically based on manufactured log sales to customers or exporters. Harvest volumes are generally expressed in million board feet (MMBF) increments and harvest revenue and related costs are generally expressed in terms of revenue or cost per thousand board feet (MBF). Fee Timber expenses, which consist predominantly of harvest, haul, and depletion costs, vary directly and roughly proportionately with harvest volume and the resulting revenues. Revenue and costs related to harvest activities on timberland owned by the Funds are consolidated into this discussion of operations.

When discussing our Fee Timber operations, we compare current results to both the previous quarter and the corresponding quarter of the prior year. These comparisons provide an opportunity to note trends in log prices and patterns of harvest volumes that affect Fee Timber operating results. Revenue and operating income for the Fee Timber segment for the quarters ended March 31, 2013, December 31, 2012, and March 31, 2012 were as follows:

(in millions) Quarter ended	Log Sale Revenue	Mineral, Cell Tower & Other Revenue	Total Fee Timber Revenue	Operating Income	Harvest Volume (MMBF)
Partnership tree farms	$10.8	$0.3	$11.1	$5.5	17.1
Funds' tree farms	5.3	-	5.3	0.8	9.4
Total Fee Timber March 31, 2013	$16.1	$0.3	$16.4	$6.3	26.5

Partnership tree farms	$3.9	$0.4	$4.3	$1.4	7.0
Funds' tree farms	5.8	0.1	5.9	0.2	11.1
Total Fee Timber December 31, 2012	$9.7	$0.5	$10.2	$1.6	18.1

Partnership tree farms	$6.6	$0.4	$7.0	$3.2	11.7
Funds' tree farms	1.5	-	1.5	-	2.8
Total Fee Timber March 31, 2012	$8.1	$0.4	$8.5	$3.2	14.5

Comparing Q1 2013 to Q4 2012. With new property acquisitions from the Funds, our commercial timberlands are increasingly limited to uplands that have higher winter snow accumulation and thus a more limited operating season.  Our high proportion of low elevation timberlands that allows for winter logging gives us the flexibility to front-load annual harvest volumes within the year to take advantage of the constrained winter log production and resultant higher log prices. In addition to our frequent practice of front-loading harvest volumes, we recognized in December of 2012 that our three primary markets in the U.S., Japan, and China were all improving at the same time.  We therefore decided to increase harvest volumes aggressively in the first quarter to take advantage of these simultaneously improving markets. The upshot of these actions was that Fee Timber’s revenue increased $6.2 million, or 61%, from $10.2 million in the fourth quarter of 2012 to $16.4 million in the first quarter of 2013 as a result of an 8.4 MMBF, or 46%, increase in harvest volume coupled with an increase in average price of $72MBF, or 13%. These price and volume shifts will be discussed in detail below.

Operating income of $6.3 million for the first quarter of 2013 was nearly four times that of the fourth quarter of 2012 as a result of higher harvest volumes and log prices. The operating income increase includes the effects of a lower depletion rate due to a lighter mix of total harvest from the Funds’ tree farms in the first quarter.  Since the Fund tree farms have been acquired much more recently than the Partnership tree farms, the former have a significantly higher acquisition cost and, accordingly the resulting depletion expense from those properties is substantially higher.

We moved much of the January 2013 scheduled harvest plan for the Funds forward to December 2012 for two reasons:  a) to match rising log prices that moved up significantly compared to October and November of 2012, and b) to maintain continuity with contracted harvest operators at a time when they were in short supply.  This drove the drop in harvest volume of 1.7 MMBF, or 15%, from 11.1 MMBF in the fourth quarter of 2012 to 9.4 MMBF in the first quarter of 2013. Revenue in the Funds declined $583,000, or 8%, during the first quarter of 2013, with $5.3 million generated during the first quarter compared with revenue of $5.9 million in the fourth quarter of 2012.

Comparing Q1 2013 to Q1 2012. First quarter 2013 harvest volumes were 83% higher compared to the first quarter of 2012. This increase in volume is attributable to soft export log demand in the first quarter of 2012 as the China market was plagued by high inventories. In addition to the robust export market, the domestic housing market has improved and thus provided additional log demand in the first quarter of 2013. The increase in harvest volume coupled with a $51/MBF, or 9%, increase in average realized log price from the comparable period in 2012, served to lift first quarter 2013 Fee Timber revenue by $7.9 million, or 93%, over the comparable period in the prior year. Operating income for the first quarter of 2013 was $3.1 million, or 97%, higher than it was for the comparable period in 2012, again primarily due to the increased harvest volume and higher prices.

First quarter 2013 Fund revenue rose to $5.3 million from $1.5 million for the comparable quarter in 2012, a 250% increase on a 6.5 MMBF, or 231% jump in harvest volume. Operating income for the period increased to $791,000 from nil in 2012. The increase in operating income is not as pronounced in the Fund tree farms due to the aforementioned higher depletion rates.

Log Volume

We harvested the following log volumes by species from the Combined tree farms for the quarters ended March 31, 2013, December 31, 2012, and March 31, 2012:

Volume (in MMBF)	Quarter Ended
Sawlogs	Mar-13	% Total	Dec-12	% Total	Mar-12	% Total
Douglas-fir	18.3	69%	10.6	59%	11.1	77%
Whitewood	3.6	13%	4.5	25%	0.9	6%
Cedar	0.4	2%	0.2	1%	0.1	1%
Hardwood	0.6	2%	0.5	2%	0.4	2%
Pulpwood
All Species	3.6	14%	2.3	13%	2.0	14%
Total	26.5	100%	18.1	100%	14.5	100%

Comparing Q1 2013 to Q4 2012. Harvest volume increased 8.4 MMBF, or 46%, from the fourth quarter of 2012 to the first quarter of 2013. The increase reflects a decision to accelerate our planned harvest for the year to capture stronger pricing as well as to take advantage of deferred volume accumulated during prior years. In addition, we wanted to avoid competing with large seasonal volumes of wood entering the market in the late spring and summer months.  Douglas-fir harvest volume, as a percent of overall harvest, increased from the fourth quarter of 2012 to the first quarter of 2013 due to an increase in harvest from the Partnership’s tree farms, which have a higher proportion of low elevation lands and a higher proportion of Douglas-fir inventory.  We increased harvest volume on all low elevation lands to meet stronger domestic lumber demand and  corresponding demand from the domestic sawmills that produce high-value products such as lumber for the Japanese market, poles, and plywood.

 Comparing Q1 2013 to Q1 2012. Harvest volumes were up by 12 MMBF, or 83%, from the first quarter of 2012 to the comparable period in 2013. The difference in volume is attributable to soft demand from the export market and tepid demand in the U.S. housing market during the first quarter of 2012.  Douglas-fir volume increased by 7.2 MMBF, or 65%, between the first quarter of 2012 and the comparable period in 2013, while its proportion of our total harvest mix decreased from 77% in 2012 to 69% in 2013 with a higher percentage of total harvest coming from Fund tree farms in 2013 where the stocking is heavier to whitewoods. There was an 80% increase in pulpwood volumes between periods that was essentially proportionate with higher total log volume production.

Log Prices

Logs from the Combined tree farms serve a number of different domestic and export markets, with domestic mills historically representing our largest market destination. This customer mix shifted in late 2010, when log exporters in the Pacific Northwest began shipping more volume to China, which accepts lower quality logs than had traditionally been exported to other markets. As a result, significant volumes that theretofore had been sold to domestic mills instead flowed to the China market.  As a result, our export mix surged in 2010 to 33% of total volume and peaked at 45% in 2011. From 2010 through the first quarter of 2011, the relative strength of the China export market was a driving force for much of our log pricing. This shifted during the fourth quarter of 2011 when oversupply in China abruptly reduced demand from that now important market. As a result, a greater proportion of our log supply was sold to domestic mills beginning in 2011’s fourth quarter.  In the first quarter of 2012 most of our export volume was comprised of higher-value Douglas-fir logs going to Japan. This mix, however, shifted once again during the second quarter of 2012 with improved lumber demand from higher housing starts, and increased demand from a limited portion of the domestic market that manufactured high-grade Douglas-fir logs for high-value Japanese lumber grades. As log inventories in China were worked down during the first half of 2012, we experienced greater demand from China during the second half of 2012.This shift continued to the end of 2012 and into the first quarter of 2013.

 Improvement in demand from the domestic market has historically resulted in a compression of spreads between realized export and domestic log prices (hardwood data is excluded from domestic data when calculating export-to-domestic spreads).  The narrowing spread was partially caused by the quality of logs harvested in the first quarter of 2013 which fit several domestic niche markets that in turn drove up our domestic log prices. This spread narrowed from $67/MBF, or 12% of the lower domestic price, from the first quarter of 2012 to $10/MBF, or 2%, in the first quarter of 2013. Similarly, the spread narrowed from the fourth quarter of 2012 to the first quarter of 2013 from $30/MBF, or 5%, to $10/MBF, or 2%.  This degree of price compression  drives us to focus even more acutely on net realized equivalent delivered log prices after taking into account log hauling costs and not merely focusing on gross sales price to either the export or domestic customer.

We realized the following log prices by species for the quarters ended March 31, 2013, December 31, 2012, and March 31, 2012:

		Quarter Ended
		Mar-13	Dec-12	Mar-12
Average price realizations (per MBF):
Sawlogs
	Douglas-fir	$670	$601	$587
	Whitewood	587	517	486
	Cedar	1,125	925	953
	Hardwood	519	528	585
Pulpwood	All Species	286	266	418
Overall		610	538	559

The following table compares the dollar and percentage change in log prices from the fourth quarter of 2012 and the first quarter of 2012 to the first quarter of 2013:

		Change to Q1 2013
		Q4 2012		Q1 2012
		$/MBF	%	$/MBF	%
Sawlogs	Douglas-fir	$69	11%	$83	14%
	Whitewood	70	14%	101	21%
	Cedar	200	22%	172	18%
	Hardwood	(9)	-2%	(66)	-11%
Pulpwood	All Species	20	8%	(132)	-32%
Overall		72	13%	51	9%

Overall log prices in the first quarter of 2013 were higher than both the fourth quarter of 2012 and the first quarter of 2012 due to stronger Douglas-fir and whitewood pricing brought about by increased log demand from both China and the domestic market.

Pulpwood prices declined by $132 per MBF, or 32%, from $418/MBF in the first quarter of 2012 to $286/MBF in the first quarter of 2013.  This decline was the result of a structural shift in that particular segment of the log market described below under “Pulpwood”.

Hardwood is an ancillary product of our log harvest volume and the price at times will vary inversely to harvest volume as the demand for it has been stable. Therefore, in the first quarter of 2012, when log volumes were low the price of hardwood was high and as log volumes in the first quarter of 2013 were higher, the price declined as the available hardwood supply increased in the market.

Factors affecting the prices each of the major species sorts are discussed below.

Douglas-fir: Douglas-fir is noted for its structural characteristics that make it generally preferable to other softwoods for construction grade lumber and plywood. Demand and price for Douglas-fir sawlogs historically have  depended upon the level of new home construction in the United States. The direct link between Douglas-fir sawlog prices and domestic housing starts was less pronounced with the housing crash in 2008, but the effect was offset in 2011 by demand from the export market in China. The China export market softened late in 2011, a trend that continued through the first half of 2012 until  log inventories were drawn down in China and higher export flows resumed later in the year. By the fourth quarter of 2012 the domestic housing market also had strengthened, causing the export and domestic markets to compete for the same logs. These factors served to lift the average price realized on Douglas-fir logs by $69/MBF, or 11%, in the first quarter of 2013 compared to the fourth quarter of 2012. The increase of $83/MBF or 14% from the first quarter of 2012 to the first quarter of 2013 is due to the weak China market during the first quarter of 2012.

Whitewood: “Whitewood” is a term used to describe several softwood species, but for us primarily refers to western hemlock. Though generally considered to be of a lower quality than Douglas-fir, these logs are also used for manufacturing construction grade lumber. Historically, there has been a modest export market for whitewood logs, with most of this volume going to Korea. Beginning in 2010 this changed as the China log export market demonstrated an appetite for softwood logs with little apparent regard or discrimination as to species. During 2010 and 2011, to the extent we were able to access whitewood stands, we harvested this species preferentially to take advantage of its higher relative price lift resulting from surging export demand. This strategy benefitted the Funds’ tree farms more than the Partnership tree farms because the former contain a higher proportion of whitewood, while the Partnership’s whitewood stands tend to be at higher elevations and not easily accessible during winter. The resurgence of the China market beginning in late 2012 served to bring whitewood prices up during the first quarter of 2013 by $70/MBF, or 14%, compared to the fourth quarter of 2012, and by $101/MBF, or 21%, when compared to the first quarter of 2012.

Cedar: Cedar is a minor component in most upland timber stands and is generally used for outdoor applications such as fencing, siding and decking. Although there is a link between demand for these products and housing starts, this link is not as strong as with most other softwood species. Cedar prices experienced a seasonal uptick of $200/MBF, or 22%, from the fourth quarter of 2012 to first quarter of 2013 and an increase of $172/MBF, or 18%, from the first quarter of 2012 to the first quarter of 2013 associated with improved domestic housing starts.

Hardwood: “Hardwood” can refer to many different species, but on our tree farms primarily consists of red alder. The local mills that process red alder sawlogs are using the resource to manufacture lumber for use in furniture and cabinet construction. Hardwood prices have experienced a gradual increase over the past several years, from $446 in 2009 up to $519 in the first quarter of 2013, with occasional peaks and dips. This increasing price trend is due to mill consolidations and shutdowns, leaving the most efficient mills in operation.  Hardwood prices dipped by $9/MBF, or 2%, and $66/MBF, or 11%, when comparing the first quarter of 2013 to each of 2012’s fourth and first quarters, respectively.

Pulpwood: Pulpwood is a lower quality conifer or hardwood log unsuitable for the manufacture of lumber but useful as wood chips for the pulp and paper industry. During the recession, many timberland owners deferred harvest for several years as export market demand was at very low levels and domestic mills had severely curtailed operations.  Since pulp mills rely on sawmill residuals and logs not suitable for lumber for their raw material supply, both of which were in short supply during the recession, they were forced to raise pulpwood prices to levels not seen since the 1990’s.  As a result, timber owners targeted stands for harvest with higher pulpwood content to take advantage of the temporary relative pricing strength of pulpwood, thus saving higher valued logs for later harvest.  With the recent closure of a major pulp mill in our operating area, and the increased production at local sawmills, the purchasers of pulpwood have become less dependent on raw material from whole logs. Pricing for pulpwood has accordingly been reduced as less expensive woodchips from sawmill residuals were substituted for woodchips from logs. With the return of more traditional pricing for pulpwood, our harvest planning reverted to the more customary log sort mix of the tree farm rather than emphasizing timber stands with higher pulpwood content. For the quarter ended March 31, 2013, pulpwood prices were up $20/MBF, or 8%, and down $132/MBF, or 32%, over the fourth quarter and the first quarters of 2012 respectively.

Customers

We have discussed above the shift in the export mix away from Japan, which remains a consistent but less concentrated export customer, to China, and how this has created greater pricing pressure on our domestic customers. The oversupply of Pacific Northwest logs in China that existed during the first half of 2012 was absorbed by the end of the year and China is again a strong export market. In addition, domestic mills have enjoyed stronger lumber markets as housing starts have improved.

The ultimate decision on where to sell logs is based on the net proceeds we receive after taking into account both the delivered log prices quoted by a prospective customer and the hauling cost needed to get logs to that customer. In instances where harvest operations are closer to a mill than the export yard of a broker, we may take advantage of favorable haul costs versus selling to an export customer at a higher delivered log price but whose yard may be a greater distance from a harvest unit, resulting in a lower net realized price. The higher net delivered log value earned by selling to the domestic mill will, in such instances, result in sales of logs otherwise destined for Asia being diverted to domestic markets. As such, realized log price movements are influenced by marketing decisions predicated on net return rather than exclusively focusing on the delivered log price. In such instances our reported log realizations may reflect our own business rather than the broader log market.

The table below categorizes logs sold by customer type for the quarters ended March 31, 2013, December 31, 2012, and March 31, 2012:

	Q1 2013			Q4 2012			Q1 2012
	Volume			Volume			Volume
Destination	MMBF	%	Price	MMBF	%	Price	MMBF	%	Price
Export brokers	6.9	26%	$672	5.9	33%	$598	7.3	50%	$609
Domestic mills	16.0	60%	657	9.9	54%	566	5.2	36%	545
Pulpwood	3.6	14%	286	2.3	13%	266	2.0	14%	418
Total	26.5	100%	610	18.1	100%	538	14.5	100%	559

Comparing Q1 2013 to Q4 2012. Volume sold to the export market declined to 26% of the first quarter 2013 volume compared to 33% of the fourth quarter 2012 volume. This decline in volume was partially offset by domestic sales, which increased from 54% of the fourth quarter volume to 60% of the first quarter volume. Export prices increased by $74/MBF, or 12%, while domestic prices increased $91/MBF, or 16%, from the fourth quarter of 2012. We increased sales to domestic mills in the current quarter in spite of instances of higher prices in the export market because we were able to realize a higher net price due to lower haul costs to domestic customers. As a percentage of total volume harvested, our sales to the pulpwood market were basically static during the first quarter compared to the fourth quarter 2012. Overall realized log prices increased $72/MBF, or 13%, from $538/MBF in the fourth quarter of 2012 to $610/MBF in the first quarter of 2013.

Comparing Q1 2013 to Q1 2012. Volume sold to export brokers as a percentage of total harvest declined to 26% in the first quarter of 2013 from 50% for the comparable period in the prior year, with a $63/MBF, or 10%, increase in realized price. In contrast, volumes sold to domestic mills increased to 60% of total sales in the first quarter of 2013 compared to 36% in the first quarter of 2012, with a $112/MBF, or 21% increase in realized price. The price increases are the result of the robust log export and U.S. housing markets compared to the prior year period. The pulpwood share of volume remained the same in the comparable periods with a $132/MBF, or 32%, decrease in price. Overall average log prices increased $51/MBF, or 9%, in the first quarter of 2013 from the comparable period in 2012. Local pulpwood markets were negatively impacted in 2012 by the closure of a regional pulp mill, thereby creating excess pulpwood inventories and driving down prices. The pulpwood market has also softened as sawmills have gradually increased production, thus increasing sawmill residuals, a lower cost source of supply for pulp mills.

Cost of Sales

Cost of sales for the Fee Timber segment consists of harvest, haul, and harvest excise tax costs, along with depletion expense. These costs all vary directly with actual harvest volume. Harvest costs will vary by terrain, with steeper slopes requiring more expensive cable systems with a high labor component, while more moderate slopes can be harvested with mechanized equipment and lower relative costs. Harvest and haul costs represent the direct cost incurred to convert trees into logs and deliver those logs to the point of sale. Harvest excise tax costs in Washington state are based on a 5% tax on net stumpage value, as determined by the State using an estimate based on historical stumpage values. Oregon currently charges a harvest excise tax based on harvest volume; the rate is approximately $4/MBF. Depletion expense represents the estimated cost of acquiring or growing the harvested timber. The applicable depletion rate is derived by dividing the aggregate cost of merchantable stands of timber (age 35 and older), together with capitalized road expenditures, by the estimated volume of merchantable timber available for harvest at the beginning of that year. The depletion rate is applied to the volume harvested in a given period to calculate depletion expense for that period. Because of the relatively recent acquisition dates, and thus relatively higher acquisition costs, of the Funds’ tree farms, the depletion rates associated with harvests from those properties are considerably higher than for harvests from the Partnership’s tree farms. Partnership depletion consists primarily of historical timber cost that has been owned by the Partnership, often for many decades, as well as the Columbia tree farm property that was acquired in 2001.

Fee Timber cost of sales for the quarters ended March 31, 2013, December 31, 2012, and March 31, 2012, respectively, was as follows, with the first table expressing these costs in total dollars and the second table expressing the costs on a per unit of production basis:

(in millions) Quarter Ended	Harvest, Haul and Other	Depletion	Total Cost of Sales	Harvest Volume (MMBF)
Mar-13	$5.9	$2.7	$8.6	26.5
Dec-12	4.2	2.8	7.0	18.1
Mar-12	2.7	1.4	4.1	14.5

(amounts per MBF) Quarter Ended	Harvest, Haul and Other	Depletion	Total Cost of Sales
Mar-13	$223	$101	$324
Dec-12	234	155	389
Mar-12	190	96	286

Comparing Q1 2013 to Q4 2012. Cost of sales increased $1.6 million, or 22%, from the fourth quarter of 2012 due to higher volumes harvested in the current quarter. This increase was mitigated somewhat by a shift in weighting of harvest from the Funds’ tree farms from 61% in the fourth quarter to 35% during the current quarter. Depletion rates for the Funds’ tree farms are higher than depletion rates for the Partnership’s tree farms because the former were purchased more recently and thus at a higher relative acquisition cost.

Comparing Q1 2013 to Q1 2012. Cost of sales increased $4.5 million, or 110%, in the first quarter of 2013 versus the comparable period in 2012 as a result of a 12 MMBF, or 83%, increase in harvest volume and a heavier mix of volume from the Funds’ tree farms, which increased from 19% in the first quarter of 2012 to 35% in the first quarter of 2013. Harvest, haul and other costs increased by $33/MBF, or 17% due to higher prices charged by contractors in a competitive market for such services.

Depletion expense for the quarters ended March 31, 2013, December 31, 2012, and March 31, 2012 was calculated as follows:

	Quarter Ended March 31, 2013
	Partnership		Funds		Combined
Volume harvested (MMBF)	17.1	65%	9.4	35%	26.5
Rate/MBF	$55		$187		$101
Depletion expense (in thousands)	$939		$1,745		$2,684

	Quarter Ended December 31, 2012
	Partnership		Funds		Combined
Volume harvested (MMBF)	7.0	39%	11.1	61%	18.1
Rate/MBF	$59		$215		$155
Depletion expense (in thousands)	$416		$2,389		$2,805

	Quarter Ended March 31, 2012
	Partnership		Funds		Combined
Volume harvested (MMBF)	11.7	81%	2.8	19%	14.5
Rate/MBF	$60		$243		$96
Depletion expense (in thousands)	$699		$687		$1,386

The mix of harvest volume from the Funds’ tree farms decreased from 61% of fourth quarter 2012 harvest to 35% of first quarter 2013 harvest, taking down the Combined depletion rate compared to the fourth quarter of 2012. Combined depletion expense, on a $/MBF basis, decreased $54/MBF, or 35%, from the fourth quarter of 2012 to the first quarter 2013 due to a higher volume from Partnership tree farms and a reduction in the annual depletion rate used by the Funds. Depletion rates are re-calculated annually using estimates of volumes available for harvest at the beginning of the year.  As such, there is fluctuation in depletion rates between periods, years and tree farms.  Variability of Fund depletion expense on a $/MBF basis between periods reflects weighting harvest volume among different tree farms, each of which has its own depletion rate.

The Combined depletion expense on a $/MBF basis increased by $5/MBF or 5% from the first quarter of 2012 to the current quarter. The increase is attributable to the higher volume from the Fund’s tree farm and partially offset by the aforementioned annual recalculation.

Operating Expenses

Fee Timber operating expenses were $1.6 million, $1.6 million and $1.2 million for each of the quarters ended March 31, 2013, December 31, 2012, and March 31, 2012 respectively. The increase of $363,000 in operating expenses from the first quarter of 2012 to 2013 is attributable to higher road maintenance costs. While there is some variability in the relative mix of both components of operating expense between tree farms and the amount of expense from the Partnership’s timberland as compared to the Funds’ timberlands, combined operating expenses for the periods presented remained stable.  Operating expenses include management, silviculture and the cost of both maintaining existing roads and building temporary roads for harvesting.

Timberland Management & Consulting

The TM&C segment primarily develops timberland investment portfolios on behalf of the Funds. As of March 31, 2013, the TM&C segment managed our three private equity timber funds, the first two of which own a combined 80,000 acres of commercial timberland in western Washington, northwestern Oregon and northern California with total assets under management of $231 million. During the third quarter of 2012, we completed the final close for Fund III, bringing total committed capital for that fund to $180 million, $9 million of which represents our co-investment. Fund III acquired 19,000 acres of northern California timberland, during the fourth quarter of 2012, for a purchase price of $45.1 million which represented a deployment of 25% of the Fund III committed capital.  The drawdown period for this Fund commenced upon the final close and will last for three years or until all of the committed capital is invested, whichever occurs first. The following table provides detail behind committed and called capital by the Funds as of March 31, 2013.

Invested Capital

	Total Fund		Co-investment
(in millions)	Commitment	Called Capital	Commitment	Called Capital
Fund I	$61.8	$58.5	$12.4	$11.7

Fund II	84.4	83.4	16.9	16.7
Q2 2012 share issuance			N/A	0.4

Fund III	180.0	45.7	9.0	2.3
Total	$326.2	$187.6	$38.3	$31.1

The Partnership received distributions from Funds I and II of $472,000 and $313,000 for the three months ended March 31, 2013 and 2012, respectively. Fund distributions are paid from available Fund cash, generated primarily from the harvest and sale of timber after paying all Fund expenses and management fees. In addition to distributions, the Partnership also earned investment and timberland management fees from the Funds which totaled $673,000, and $476,000 for three months ended March 31, 2013 and March 31, 2012 respectively. These fees are eliminated in consolidation because the Funds’ financial statements are consolidated with the Partnership’s.

 Revenue and expense generated through the management of the Funds is accounted for within the TM&C segment, but accounting guidance requires us to consolidate the Funds’ financial performance into our financial statements because the Partnership controls the Funds. As such, all fees earned by the TM&C segment associated with managing the Funds are eliminated in our consolidated financial statements. However, fee revenue earned from management of these Funds is an expense to the Fee Timber segment which is also eliminated when the Funds are consolidated into the Partnership’s financial statements. Funds I and II are owned 20% by the Partnership such that, in a look-through sense, 80% of these management fees are paid by third-party investors. Fund III is 5%-owned by the Partnership such that, again, in a look-through sense, 95% of these management fees will be paid by third-party investors. The portion of fees attributed to third-party investors are reflected as income in the Partnership’s Condensed Consolidated Statement of Comprehensive Income under the caption “Plus: loss attributable to noncontrolling interests ORM Timber Funds.”

Revenue and operating loss for the TM&C segment for the quarters ended March 31, 2013 and 2012 were as follows:

	Quarter Ended
(in thousands)	Mar-13	Mar-12
Revenue internal	$673	$476
Intersegment eliminations	(673)	(476)
Revenue external	$-	$-

Operating income internal	$20	$(47)
Intersegment eliminations	(532)	(337)
Operating loss external	$(512)	$(384)

Comparing Q1 2013 to Q1 2012. TM&C had no revenue for either of the first quarters in 2013 or 2012 after eliminating $673,000 and $476,000, respectively, of revenue earned by the Partnership from managing the Funds. The fees earned from managing the Funds include a variable component related to harvest volume from the Funds’ tree farms. As such, the lift in the Funds’ first quarter 2013 harvest volume compared to first quarter 2012 resulted in an increase in management fees generated from the Funds, all of which is eliminated in consolidation as described above.

Operating losses generated by the TM&C segment for the quarters ended March 31, 2013 and 2012 totaled $512,000 and $384,000, respectively, after eliminating revenue earned from managing the Funds as discussed above and eliminating some intersegment expense related to management of Fund properties. The increase in operating loss is attributable to expenses related to placing capital for Fund III.

Real Estate

The Real Estate segment primarily produces its revenue from the sale of land within its 2,900-acre portfolio, sales of development rights (CE’s) and tracts from the Partnership’s timberland portfolio, together with residential and commercial property rents from our Port Gamble and Poulsbo properties. The Partnership’s Real Estate holdings are located in the Washington counties of Pierce, Kitsap, and Jefferson with sales of land for this segment typically falling into one of three general types:

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

In addition to sales of fee simple interests in land, we also enter into conservation easement sales that allow us to retain harvesting rights and other timberland management rights, but bar any future subdivision of or real estate development on the property.

Results from Real Estate operations vary significantly from period-to-period as we make multi-year investments in entitlements and infrastructure prior to selling entitled or developed land. Real Estate revenue and operating loss for the first quarters of 2013 and 2012 are as follows:

(in thousands) Quarter Ended	Revenue	Operating loss
March 31, 2013	$276	$851
March 31, 2012	299	557

Real Estate revenue and gross margin detail for the quarters ended March 31, 2013 and 2012 are displayed in the table below:

(in thousands)
For the three months ended:
Description	Revenue	Gross margin
Rentals	261	(20)
Other	15	8
March 31, 2013 Total	$276	$(12)

Rentals	$297	$17
Other	2	5
March 31, 2012 Total	$299	$22

Rentals

During the first quarter of 2012, the Poulsbo, Washington office building that we acquired in mid-2011 was fully leased by a third party. However, upon the sale of our former headquarters building in Poulsbo in the fourth quarter of 2012, we moved into the recently acquired and nearby building and currently occupy approximately 40% of the net rentable area, thereby reducing the third-party rental revenue generated by this property. This reduction in third-party rental revenue is the primary cause of the decline in rental revenue of $36,000 from the first quarter of 2012 to the first quarter of 2013. Gross margin declined by $37,000 as expenses remained stable over the two periods.

Operating Expenses

Real Estate operating expenses for the first quarter of 2013 were $839,000 million compared to $579,000 for the comparable period in 2012. This increase in operating expenses from 2012 to 2013 is primarily attributable to costs associated with the master plan submission for Port Gamble’s town and millsite, as well as increases in costs related to long-term planning and development for other properties under development where entitlements have not yet been obtained.

Basis in Real Estate Projects

“Land Held for Development” on our Condensed Consolidated Balance Sheets represents the Partnership’s cost basis in land that has been identified as having greater value as development property rather than as timberland. Our Real Estate segment personnel work with local officials to acquire entitlements for further development of these parcels. Project costs that are clearly associated with development and construction of a real estate project are capitalized.

Those properties that are for sale, under contract, and for which the Partnership has an expectation they will sell within the next 12 months, are classified on our balance sheet as a current asset under “Land Held for Sale”. The $2.2 million amount currently in Land Held for Sale reflects our expectation of sales between now and the end of the first quarter of 2014, primarily an 11-acre multi-family parcel plus 18 acres of residential lots from the Harbor Hill project in Gig Harbor, Washington.

Environmental Remediation

The Partnership had an accrual for estimated environmental remediation costs of $13.9 million as of March 31, 2013 and $2.1 million as of March 31, 2012. The environmental remediation liability primarily represents estimated payments to be made by the Partnership to monitor and remedy certain areas in and around the townsite and millsite at Port Gamble, Washington, and secondarily at Port Ludlow, Washington.

The Partnership, together with the State of Washington’s Department of Ecology (DOE), announced in March 2013 that the two parties have agreed in principle on the scope for the final portion of the environmental clean-up effort in and around Port Gamble Bay, a process that began in 2002.

Pope Resources and DOE are working toward the signing of a consent decree, a legally binding agreement that will lay out how the remaining clean-up of allegedly impacted in-water sediments will be designed and carried out. The agreement, which was reached after lengthy negotiations, includes:

•	Removal of about 2,000 creosote pilings;
•	Excavation of intertidal areas and dredging of wood waste from the bottom of Port Gamble Bay;
•	Installation of a sand-cap of up to four feet in specific locations in Port Gamble Bay; and
•	Removal of all existing docks and overwater structures on and around the former Pope & Talbot Port Gamble mill site by the fall of 2015.

The clean-up effort, which will likely take a few years to complete, is estimated to cost $17 million. We expect this cost will be shared by Pope Resources and the Washington State Department of Natural Resources (DNR), the other Potentially Liable Party as determined by DOE. The Partnership and DNR are engaged in preliminary discussions regarding how costs for the clean-up effort will be shared.

As part of the clean-up agreement, DOE will allocate $2.0 million for the removal of the Partnership’s sewer outfall that drains into Hood Canal and will also contribute about $7.0 million to assist in the acquisition of the Partnership’s nearly 500-acre shoreline block, which contains nearly two miles of shoreline on Port Gamble Bay, as well as other properties owned by the Partnership in and around Port Gamble. The Kitsap Forest & Bay Coalition has been working to obtain grants to acquire five separate parcels around Port Gamble for conservation.

The negotiations between the Partnership and DOE also included extensive discussions on a voluntary Natural Resource Damages (“NRD”) assessment entailing restoration projects on and around the former Pope & Talbot millsite.  These discussions were not conclusive and the parties agreed to end negotiations.  A separate process to determine any potential NRD liability will be forthcoming.

Our current estimate of the Partnership’s share of Port Gamble cleanup is $13.8 million. Consistent with the methodology we have used in the past to estimate this liability, we used a Monte Carlo statistical simulation model to arrive at a mean value for a multi-variable set of clean-up scenarios. The Monte Carlo model suggests a potential aggregate range of clean-up cost from $11.5 million to $16.1 million, which corresponds to a two-standard-deviation range from the mean of possible outcomes generated by the simulation model. The environmental liability at March 31, 2013 includes an estimate of $671,000 that management expects to expend in the next 12 months, and $13.1 million thereafter.

In addition to the Port Gamble site, the Partnership has accrued an estimate of costs to remediate the site of a former leaking underground storage tank in the resort community of Port Ludlow, Washington.  Management is in the midst of discussions regarding plans for remediating the site, and we continue to closely monitor the project. As of March 31, 2013, we have accrued $93,000 in environmental remediation for the Port Ludlow site.

Activity in the environmental remediation liability accrual is detailed as follows:

	Balances at	Additions	Expenditures
	the Beginning	to	for	Balance at
(in thousands)	of the Period	Accrual	Remediation	Period-end
Year ended December 31, 2011	$1,933	$977	$707	$2,203
Year ended December 31, 2012	2,203	12,500	761	13,942
Quarter ended March 31, 2013	13,942	-	78	13,864	*
*$13.8 million is related to the Port Gamble remediation

General and Administrative (G&A)

G&A expenses have remained stable at $1.2 million during both the quarters ended March 31, 2013 and 2012.

Interest Income and Expense

Interest expense, net includes an interest income and an interest expense component. Interest income for the quarter ended March 31, 2013 remained the same at $7,000 as the corresponding period of 2012. Interest expense for the first quarter 2013 was $529,000 compared to $530,000 for the same period in 2012. Our debt structure has remained stable between the first quarter 2012 and the first quarter 2013 except for the addition of a new mortgage payable to Northwest Farm Credit Services (NWFCS) which is collateralized by the Poulsbo headquarters building we acquired in 2011. The debt arrangement between the Partnership and NWFCS includes an annual rebate of a portion of interest expense paid in the prior year (patronage). This NWFCS patronage program is a feature common to all of this lender’s customer loan agreements. The patronage rebate received by the Partnership for 2012 was 75 basis points times qualifying weighted actual outstanding borrowings. As of March 31, 2013 and 2012, quarterly interest expense for each period was reduced by $54,000 due to the patronage accrual.

The Partnership’s debt consists primarily of mortgage debt with fixed interest rates and an operating line of credit. In May 2012, we extended our $20.0 million operating line of credit held with NWFCS to August 1, 2015. The extended line of credit carries a variable interest rate that is based on the one-month LIBOR rate plus applicable margins that range between 1.75% and 2.75%. Unused commitment fees remain unchanged and range from 0.15% to 0.35%. Where we fall within these respective ranges depend on our covenant compliance reporting.

 For the quarter ended March 31, 2013, $167,000 of interest expense was capitalized compared with $130,000 during the first quarter of 2012. These inter-period increases in capitalized interest are attributable to higher cumulative amounts of basis for those projects under active development when comparing 2013 to 2012.

Income Tax

Pope Resources is a limited partnership and is therefore not subject to federal income tax. Taxable income/loss is instead reported to unitholders each year on a Form K-1 for inclusion in each unitholder’s tax return. However, Pope Resources does have corporate subsidiaries that are subject to income tax liability, giving rise to the line item for such tax in the Condensed Consolidated Statement of Comprehensive Income. Corporate tax-paying entities are utilized in our third-party service fee business.

The Partnership recorded tax benefit of $14,000 and $36,000 for the quarters ended March 31, 2013 and 2012, respectively, resulting from losses in the Partnership’s taxable subsidiaries.

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

Liquidity and Capital Resources

We ordinarily finance our business activities using operating cash flows and, where appropriate in management’s assessment, commercial credit arrangements with banks or other financial institutions. Funds generated internally from operations and externally through financing are expected to provide the required resources for the Partnership's future capital expenditures for at least the next twelve months.

The Partnership’s debt agreements have covenants which are measured quarterly. Among the covenants measured, is a requirement that the Partnership not exceed a maximum debt-to-total-capitalization ratio of 30%, with total capitalization calculated using fair market (vs. carrying) value of timberland, roads and timber. The Partnership is in compliance with this covenant as of March 31, 2013 and expects to remain in compliance for at least the next twelve months. The Partnership has a $20.0 million operating line of credit which had no balance drawn as of March 31, 2013.

Fund II has an $11.0 million timberland mortgage with MetLife Insurance Company. The mortgage is a non-amortizing 10-year loan with an interest rate of 4.85%. The agreement allows for, but does not require, annual principal payments of up to 10% of outstanding principal without incurring a make-whole premium.

The $1.6 million increase in cash generated for the quarter ended March 31, 2013 compared to March 31, 2012 is explained in the following table:

	Three months	Three months
	ended	ended
(in thousands)	Mar-13	Mar-12	Change
Cash provided by operations	$4,549	$2,024	$2,525
Investing activities
Reforestation and roads	(190)	(329)	139
Buildings and equipment	(43)	(43)	-
Proceeds from sale of fixed assets	-	18	(18)
Cash used in investing activities	(233)	(354)	121
Financing activities
Repayment of line of credit and long-term debt	(24)	(104)	80
Cash distributions to unitholders	(2,000)	(1,544)	(456)
Cash from option exercises, net	-	12	(12)
Payroll taxes paid upon restricted unit vesting/option exercises	(241)	(257)	16
Cash distributions to fund investors, net of distributions to Partnership	(1,928)	(1,287)	(641)
Other	1	-	1
Cash used in financing activities	(4,192)	(3,180)	(1,012)
Net increase (decrease) in cash and cash equivalents	$124	$(1,510)	$1,634

The increase in cash provided by operating activities of $2.5 million primarily resulted from an 83% increase in harvest volume.

Cash used in investing activities decreased by $121,000 compared to the prior year quarter primarily due to higher investments in reforestation and roads in the prior year period.

Cash used in financing activities increased in the current quarter by $1.0 million primarily due to higher distributions to unitholders and the Funds’ investors.

We are currently managing three private equity timber funds, two of which are fully invested. The final close for Fund III occurred on July 31, 2012, with a total of $180 million of committed capital that we are working on placing over the next three years. Our co-investment obligation to Fund III is $9.0 million, which represents 5% of the equity capital raised. During the fourth quarter of 2012, Fund III acquired 19,000 acres of northern California timberland for a purchase price of $45.1 million with represented a deployment of 25% of the Fund III committed capital. As of March 31, 2013 $134.3 million of capital commitment remains which includes a remaining commitment to Fund III by the Partnership of nearly $6.7 million. The drawdown period for Fund III is the shorter of three years or when all of the committed capital is placed.

We receive distributions associated with each of our Fund co-investments which have totaled $3.6 million since we began receiving distributions from Fund I in 2007. In addition to these distributions, the Partnership receives management fees as outlined above. The following table summarizes co-investments made by the Partnership to date in the Funds as well as distributions received to date from each Fund.

		Co-Investment Life-to-Date
(in millions)	1st Acquisition	Commitment	Called Capital	Distributions Received
Fund I	Q4 2006	$12.4	$11.7	$1.2

Fund II	Q4 2009	16.9	16.7	2.3
Q2 2012 share issuance		-	0.4	0.1

Fund III	N/A	9.0	2.3	-
Total		$38.3	$31.1	$3.6

Seasonality

Fee Timber. The Partnership owns 113,000 acres of timberland in western Washington and the Funds own collectively 80,000 acres of timberland in western Washington, northwestern Oregon and northern California. We are able to conduct year-round harvest activities on the nearly 69,500-acre Hood Canal tree farm and 12,000 acres of the Funds’ properties because these properties are concentrated at low elevations. In contrast, Columbia tree farm’s nearly 43,600 acres and the remaining 68,000 acres of the Funds’ ownership are at a higher elevation where harvest activities are generally not possible during the winter months when snow precludes access to the lands. Generally, we concentrate our harvests from the Hood Canal tree farm in those months when weather limits operations on other properties, thus taking advantage of reduced competition for log supply to our customers and improving prices realized. As such, when these various tree farms are combined, we can operate so that the pattern of quarterly volumes harvested is flatter than would be the case if looking at one tree farm in isolation.

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

Capital Expenditures and Commitments

Projected capital expenditures in 2013 are $11.6 million, of which $9.7 million relates to land development projects primarily in Gig Harbor. Projected capital expenditures are subject to permitting timetables, suitable weather for construction of such improvements, and progress towards closing on specific land transactions.

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

For a further discussion of our critical accounting policies and estimates see Accounting Matters in the Management Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2012. We have not adopted any new accounting policies or principles during the quarter ended March 31, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The consolidated fixed-rate debt outstanding had a fair value of approximately $49.7 million and $50.1 million at March 31, 2013 and December 31, 2012, respectively based on the prevailing interest rates for similar financial instruments. A change in interest rate on fixed-rate debt will affect the fair value of the Partnership’s debt, whereas a change in the interest rate on variable-rate debt will affect interest expense and cash flows payable by the Partnership. A hypothetical 1% change in prevailing interest rates would change the fair value of the Partnership's fixed-rate long-term debt obligations by $2.5 million. We are not subject to material foreign currency risk, derivative risk, or similar uncertainties.

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

We have certain environmental remediation liabilities associated with our Port Gamble and former Port Ludlow resort properties, and those liabilities may increase We currently own certain real estate at Port Gamble on the Kitsap Peninsula and, up until mid-2001, owned real estate property within the resort community of Port Ludlow in Jefferson County in western Washington. These properties were alleged to have impacted in-water sediments, likely prior to our acquisition of the properties at the time of our spinoff from Pope & Talbot Company in 1986, but we may have liability for the remediation of these conditions under federal and state “Superfund” laws. We recently reached agreement in principle with the Washington State Department of Ecology (“DOE”) on the scope of work for the final portion of the environmental cleanup effort in and around Port Gamble Bay.  We also are negotiating with the other alleged “potentially responsible party”, the Washington State Department of Natural Resources (“DNR”), regarding allocation of the cleanup liabilities and costs.

While these negotiations are ongoing, management continues to monitor the Port Gamble and Port Ludlow cleanup processes closely. The $13.9 million remediation reserve as of December 31, 2012 represents our current estimate of the remaining cleanup cost and most likely outcome to various contingencies within both locations. These estimates are predicated upon a variety of factors, including the proportion of costs that would be allocated to us in comparison to those allocable to DNR or other parties, the actual amount of the ultimate cleanup costs, the cost of any litigation if we cannot reach a settlement with DNR, and the outcome of any such litigation. Where possible, the Partnership records to the most likely point estimate within the range and when no point estimate within the range is better than another, the Partnership records to the low end of the range of possible outcomes. These liabilities are based upon a number of estimates and judgments that are subject to change as the project progresses. Statistical models have been used to estimate the liability for the aforementioned matters and suggest a potential aggregate range of $11.5 million to $16.1 million which represents a two-standard-deviation range from the mean of possible outcomes generated by the modeling process used to estimate the liability. However, changes in any one or more of the factors upon which our estimates are based may have the effect of increasing the amount of our actual financial exposure or may require us to increase the amount of our remediation reserves, either of which would adversely affect our net income in the period in which the adjustment is made. Further, any litigation ensuing from this matter may have the effect of distracting management and other key personnel from the day to day operation of our business. These factors, alone or in combination with other challenges, may have a material adverse effect upon our assets, income and operations.

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

We are sensitive to demand and price issues relating to our sales of logs in both domestic and foreign markets. We generate Fee Timber revenue primarily by selling softwood logs to domestic mills and to third-party intermediaries who resell them to the export market. The domestic market for logs in our operating area depends heavily on U.S. housing starts. The recession of 2008 dramatically slowed U.S. housing starts, which reduced demand for lumber. In addition, imported lumber from Canada and increasing market acceptance of engineered wood products have acted to hold down the price of lumber. Recently, the U.S. housing market has started to improve but, to the extent the recovery in the housing market should stall, such a turn of events could have a negative impact on our operating results. The export markets for Pacific Northwest logs are significantly affected by fluctuations in United States, Japanese and, increasingly, Chinese and Korean economies, as well as by the foreign currency exchange rate between these Asian currencies and the U.S. dollar, as well as ocean transportation costs.

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

We are controlled by our managing general partner. As a limited partnership, substantially all of our day-to-day affairs are controlled by our managing general partner, Pope MGP, Inc. The board of directors of Pope MGP, Inc. serves as our board of directors, and by virtue of a stockholder agreement, each of the individual shareholders of Pope MGP, Inc. have the ability to designate one of our directors and to veto the selection of each of our other directors, other than our chief executive officer, who serves as a director by virtue of his executive position. Unitholders may remove the managing general partner only in limited circumstances, including, among other things, a vote of the holders of a two-thirds majority of the “qualified units,” which means the units that have been owned by their respective holders for at least five years prior to such vote. By virtue of the terms of our agreement of limited partnership, as amended, or “partnership agreement”, our managing general partner directly, and the general partner shareholders indirectly, have the ability to prevent or impede transactions that would result in a change of control of the Partnership; to prevent or, upon the approval of limited partners holding a majority of the units, to cause, the sale of the assets of the Partnership; and to cause the Partnership to take or refrain from taking certain other actions that you might otherwise perceive to be in the Partnership’s best interest. Under our partnership agreement, we are required to pay to Pope MGP, Inc. an annual management fee of $150,000, and to reimburse Pope MGP, Inc. for certain expenses incurred in managing our business.

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

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 3, 2013.

POPE RESOURCES,
A Delaware Limited Partnership

By:	POPE MGP, Inc.
Managing General Partner

By: /s/ David L. Nunes
David L. Nunes
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Thomas M. Ringo
Thomas M. Ringo
Vice President and CFO
(Principal Accounting and Financial Officer)