Form 10-Q
period 2013-06-30
POPE RESOURCES LTD PARTNERSHIP
filed 2013-08-06
CIK 784011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Partnership units outstanding at June 30, 2013: 4,442,511

Pope Resources
Index to Form 10-Q Filing
For the Quarter Ended June 30, 2013

P A R T I – FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
Pope Resources, a Delaware Limited Partnership
June 30, 2013 and December 31, 2012
(in thousands)
	2013	2012
ASSETS
Current assets
Partnership cash and cash equivalents	$10,581	$2,517
ORM Timber Funds cash and cash equivalents	745	1,262
Cash and cash equivalents	11,326	3,779
Accounts receivable, net	1,718	1,208
Land held for sale	2,433	1,179
Current portion of contracts receivable	12	13
Prepaid expenses and other	1,098	1,075
Total current assets	16,587	7,254
Properties and equipment, at cost
Timber and roads, net of accumulated depletion
of $88,602 and $82,094	176,961	183,287
Timberland	40,726	41,201
Land held for development	29,187	29,039
Buildings and equipment, net of accumulated
depreciation of $6,215 and $6,012	6,021	6,154
Total properties and equipment, at cost	252,895	259,681
Other assets
Contracts receivable, net of current portion	221	288
Other	255	276
Total other assets	476	564
Total assets	$269,958	$267,499

LIABILITIES, PARTNERS' CAPITAL AND NONCONTROLLING INTERESTS
Current liabilities
Accounts payable	$2,311	$1,673
Accrued liabilities	2,519	2,866
Current portion of long-term debt	123	125
Deferred revenue	2,241	2,065
Other current liabilities	781	993
Total current liabilities	7,975	7,722
Long-term debt, net of current portion	43,655	43,710
Other long-term liabilities	13,359	13,426
Partners' capital and noncontrolling interests
General partners' capital (units issued and outstanding 60 and 60)	986	902
Limited partners' capital (units issued and outstanding 4,311 and 4,299)	69,372	63,321
Noncontrolling interests	134,611	138,418
Total partners' capital and noncontrolling interests	204,969	202,641
Total liabilities, partners' capital, and noncontrolling interests	$269,958	$267,499

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
Pope Resources, a Delaware Limited Partnership
For the Three Months and Six Months Ended June 30, 2013 and 2012
(in thousands, except per unit data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012

Revenue	$23,197	$17,790	$39,915	$26,594
Cost of sales	(12,085)	(10,701)	(20,949)	(15,120)
Operating expenses	(3,015)	(2,735)	(5,918)	(4,886)
Real estate environmental remediation	-	(12,500)	-	(12,500)
General and administrative expenses	(1,238)	(1,004)	(2,431)	(2,168)
Income (loss) from operations	6,859	(9,150)	10,617	(8,080)

Other income (expense)
Interest expense, net	(343)	(375)	(698)	(768)

Income (loss) before income taxes	6,516	(9,525)	9,919	(8,848)
Income tax benefit (expense)	2	(170)	16	(134)
Net income (loss)	6,518	(9,695)	9,935	(8,982)

Net (income) loss attributable to noncontrolling
interests - ORM Timber Funds	(390)	400	(323)	893
Net income (loss) attributable to unitholders	6,128	(9,295)	9,612	(8,089)
Other comprehensive income adjustments	-	-	-	-
Comprehensive income (loss) attributable to unitholders	$6,128	$(9,295)	$9,612	$(8,089)

Allocable to general partners	$84	$(128)	$132	$(112)
Allocable to limited partners	6,044	(9,167)	9,480	(7,977)
Comprehensive income (loss) attributable to unitholders	$6,128	$(9,295)	$9,612	$(8,089)

Basic and diluted earnings (loss) per unit attributable
to unitholders	$1.34	$(2.14)	$2.11	$(1.87)

Basic and diluted weighted average units outstanding	4,369	4,351	4,367	4,348

Distributions per unit	$0.45	$0.45	$0.90	$0.80

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Pope Resources, a Delaware Limited Partnership
Six Months Ended June 30, 2013 and 2012
(in thousands)
	2013	2012
Net income (loss)	$9,935	$(8,982)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depletion	6,446	5,133
Timber depletion on land sale	296	-
Capitalized development activities	(1,491)	(482)
Equity-based compensation	763	519
Depreciation and amortization	345	337
Deferred taxes	(97)	17
Cost of land sold	940	-
(Gain) loss on disposal of property and equipment	57	(15)
Cash flows from changes in operating accounts
Accounts receivable, net	(510)	(567)
Contracts receivable	68	179
Prepaid expenses and other current assets	30	118
Accounts payable and accrued liabilities	291	70
Deferred revenue	176	115
Other current liabilities	39	6
Environmental remediation	(253)	12,253
Other long-term liabilities	(25)	(25)
Net cash provided by operating activities	17,010	8,676

Cash flows from investing activities
Reforestation and roads	(853)	(712)
Buildings and equipment	(183)	(64)
Proceeds from sale of fixed assets	-	33
Net cash used in investing activities	(1,036)	(743)

Cash flows from financing activities
Repayment of line of credit, net	-	(2,824)
Repayment of long-term debt	(57)	(17)
Payroll taxes paid upon restricted unit vesting/option exercises	(241)	(300)
Cash distributions to unitholders	(3,999)	(3,528)
Cash distributions - ORM Timber Funds, net of distributions to Partnership	(4,267)	(2,141)
Capital call - ORM Timber Funds, net of Partnership contribution	137	118
Other	-	(16)
Net cash used in financing activities	(8,427)	(8,708)
Net increase (decrease) in cash and cash equivalents	7,547	(775)
Cash and cash equivalents at beginning of period	3,779	2,653
Cash and cash equivalents at end of period	$11,326	$1,878

See accompanying notes to condensed consolidated financial statements.

POPE RESOURCES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2013

1.
The condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012 and the related condensed consolidated statements of comprehensive income (loss) for the three- and six-month periods and cash flows for the six-month periods ended June 30, 2013 and 2012 have been prepared by Pope Resources, A Delaware Limited Partnership (the “Partnership”), pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements are unaudited, but, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2012, is derived from the Partnership’s audited consolidated financial statements and notes thereto for the year ended December 31, 2012, and should be read in conjunction with such financial statements and notes. The results of operations for the interim periods are not indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2013.

In December 2012, we changed the classification of certain Real Estate operating costs related to rental revenue to Real Estate cost of sales.  As such, we have reclassified $346,000 and $624,000 from operating expenses to cost of sales for the quarter and six months ended June 30, 2012, respectively, to conform to the current year periods.  The reclassifications had no impact on total expenses or income from operations.

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

4.
ORM Timber Fund I, LP (Fund I), ORM Timber Fund II, Inc. (Fund II), and ORM Timber Fund III (REIT) Inc. (Fund III), collectively “the Funds”, were formed by Olympic Resource Management LLC (ORMLLC), a wholly owned subsidiary of Pope Resources, for the purpose of attracting capital to purchase timberlands. The objective of these Funds is to generate a return on investments through the acquisition, management, value enhancement and sale of timberland properties. Each Fund will operate for a term of ten years from the end of the respective drawdown period, with Fund I terminating in August 2017, Fund II terminating in March 2021, and Fund III terminating on the tenth anniversary of the completion of its drawdown period.  Fund III’s drawdown period will end at the earlier of placement of all committed capital or July 31, 2015. During the fourth quarter of 2012, Fund III acquired 19,000 acres of northern California timberland for a purchase price of $45.1 million which represented a deployment of 25% of the Fund III committed capital.

Pope Resources and ORMLLC together own 20% of Fund I and Fund II and 5% of Fund III. The Funds are consolidated into the Partnership’s financial statements based in part on ORMLLC’s controlling role as the general partner or managing member of the Funds. The Funds’ statements of operations for the quarters ended June 30, 2013 and 2012 reflect operating income of $1.4 million and $286,000, respectively. These operating results exclude management fees paid by the Funds to ORMLLC of $740,000 and $612,000 for the second quarters of 2013 and 2012, respectively, which are eliminated in consolidation. The Funds’ statements of operations for the six months ended June 30, 2013 and 2012 reflect operating income of $2.2 million and $298,000, respectively. These operating results exclude management fees paid by the Funds to ORMLLC of $1.4 million and $1.1 million for the six months ended June 30, 2013 and 2012, respectively, which are eliminated in consolidation. The portion of these fees, among other items of income and expense, attributed to third-party investors is reflected as an adjustment to income in the Partnership’s Condensed Consolidated Statement of Comprehensive Income under the caption “(Income) loss attributable to noncontrolling interests-ORM Timber Funds.”

The Partnership’s consolidated balance sheet included assets and liabilities of the Funds as of June 30, 2013 and December 31, 2012, which were as follows:

(in thousands)	June 30, 2013	December 31, 2012
Assets:
Cash	$745	$1,262
Other current assets	982	691
Total current assets	1,727	1,953
Timber, timberland and roads (net of $25,446 and $20,664 of accumulated depletion in 2013 and 2012)	171,120	175,410
Other long-term assets	104	111
Total assets	$172,951	$177,474
Liabilities and equity:
Current liabilities excluding long-term debt	$1,602	$1,413
Current portion of long-term debt	19	34
Total current liabilities	1,621	1,447
Long-term debt	11,000	11,002
Total liabilities	12,621	12,449
Funds' equity	160,330	165,025
Total liabilities and equity	$172,951	$177,474

5.
In the presentation of the Partnership’s revenue and operating income (loss) by segment, all intersegment revenue and expense is eliminated to determine operating income (loss) reported externally. The following tables reconcile internally reported income (loss) from operations to externally reported income (loss) from operations by business segment, for the three and six months ended June 30, 2013 and 2012:

	Fee Timber			Timberland
Three Months Ended	Pope Resources	ORM Timber	Total Fee	Management &	Real
June 30, (in thousands)	Timber	Funds	Timber	Consulting	Estate	Other	Consolidated
2013
Revenue internal	$8,552	$8,700	$17,252	$740	$6,127	$-	$24,119
Eliminations	(140)	-	(140)	(740)	(42)	-	(922)
Revenue external	8,412	8,700	17,112	-	6,085	-	23,197

Cost of sales	(3,499)	(6,705)	(10,204)	-	(1,881)	-	(12,085)

Operating, general and
administrative expenses internal	(1,115)	(1,297)	(2,412)	(637)	(858)	(1,268)	(5,175)
Eliminations	12	740	752	140	-	30	922
Operating, general and
administrative expenses external	(1,103)	(557)	(1,660)	(497)	(858)	(1,238)	(4,253)

Income (loss) from operations
internal	3,938	698	4,636	103	3,388	(1,268)	6,859
Eliminations	(128)	740	612	(600)	(42)	30	-
Income (loss) from operations
external	$3,810	$1,438	$5,248	$(497)	$3,346	$(1,238)	$6,859

2012
Revenue internal	$11,767	$5,819	$17,586	$612	$352	$-	$18,550
Eliminations	(136)	-	(136)	(612)	(12)	-	(760)
Revenue external	11,631	5,819	17,450	-	340	-	17,790

Cost of sales	(5,407)	(4,947)	(10,354)	-	(347)	-	(10,701)

Operating, general and
administrative expenses internal	(1,113)	(1,198)	(2,311)	(559)	(13,125)*	(1,004)	(16,999)
Eliminations	12	612	624	136	-	-	760
Operating, general and
administrative expenses external	(1,101)	(586)	(1,687)	(423)	(13,125)*	(1,004)	(16,239)

Income (loss) from operations
internal	5,247	(326)	4,921	53	(13,120)	(1,004)	(9,150)
Eliminations	(124)	612	488	(476)	(12)	-	-
Income (loss) from operations
external	$5,123	$286	$5,409	$(423)	$(13,132)	$(1,004)	$(9,150)

*Includes $12.5 MM of environmental remediation expense

	Fee Timber			Timberland
Six Months Ended	Pope Resources	ORM Timber	Total	Management &	Real
June 30, (in thousands)	Timber	Funds	Fee Timber	Consulting	Estate	Other	Consolidated
2013
Revenue internal	$19,757	$14,078	$33,835	$1,413	$6,444	$-	$41,692
Eliminations	(281)	-	(281)	(1,413)	(83)	-	(1,777)
Revenue external	19,476	14,078	33,554	-	6,361	-	39,915

Cost of sales	(8,020)	(10,760)	(18,780)	-	(2,169)	-	(20,949)

Operating, general and
administrative expenses internal	(2,147)	(2,502)	(4,649)	(1,290)	(1,697)	(2,490)	(10,126)
Eliminations	24	1,413	1,437	281	-	59	1,777
Operating, general and
administrative expenses external	(2,123)	(1,089)	(3,212)	(1,009)	(1,697)	(2,431)	(8,349)

Income (loss) from operations
internal	9,590	816	10,406	123	2,578	(2,490)	10,617
Eliminations	(257)	1,413	1,156	(1,132)	(83)	59	-
Income (loss) from operations
external	$9,333	$2,229	$11,562	$(1,009)	$2,495	$(2,431)	$10,617

2012
Revenue internal	$18,875	$7,355	$26,230	$1,088	$663	$-	$27,981
Eliminations	(275)	-	(275)	(1,088)	(24)	-	(1,387)
Revenue external	18,600	7,355	25,955	-	639	-	26,594

Cost of sales	(8,352)	(6,143)	(14,495)	-	(625)	-	(15,120)

Operating, general and
administrative expenses internal	(1,986)	(2,002)	(3,988)	(1,082)	(13,703)*	(2,168)	(20,941)
Eliminations	24	1,088	1,112	275	-	-	1,387
Operating, general and
administrative expenses external	(1,962)	(914)	(2,876)	(807)	(13,703)*	(2,168)	(19,554)

Income (loss) from operations
internal	8,537	(790)	7,747	6	(13,665)	(2,168)	(8,080)
Eliminations	(251)	1,088	837	(813)	(24)	-	-
Income (loss) from operations
external	$8,286	$298	$8,584	$(807)	$(13,689)	$(2,168)	$(8,080)

*Includes $12.5 MM of environmental remediation expense

6.
Basic and diluted earnings per unit are calculated by dividing net income attributable to unitholders, adjusted for non-forfeitable distributions paid out to unvested restricted unitholders and Fund II preferred shareholders, by the weighted average units outstanding during the period.

The following table shows how we arrived at basic and diluted income per unit:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
(in thousands)	2013	2012	2013	2012
Net income (loss) attributable to Pope Resources' unitholders	$6,128	$(9,295)	$9,612	$(8,089)
Less:
Net income attributable to unvested restricted unitholders	(263)	(27)	(410)	(47)
Dividends paid to Fund II preferred shareholders	(4)	(4)	(8)	(8)
Net income (loss) for calculation of EPS	$5,861	$(9,326)	$9,194	$(8,144)

Weighted average units outstanding (in thousands):
Basic	4,369	4,351	4,367	4,348
Dilutive effect of unit equivalents	-	-	-	-
Diluted	4,369	4,351	4,367	4,348
Earnings (loss) per unit: Basic	$1.34	$(2.14)	$2.11	$(1.87)
Earnings (loss) per unit: Diluted	$1.34	$(2.14)	$2.11	$(1.87)

As of June 30, 2013 and 2012 there were no unexercised options.

7.
In January 2013, the Partnership granted 30,200 restricted units pursuant to the management incentive compensation program. These restricted units vest ratably over four years with the grant date fair value equal to the market price on the date of grant. Simultaneous with the restricted unit grant to management, members of our Board of Directors received 6,000 restricted units. Restricted units granted to directors are not part of the management incentive compensation program, but are included in the calculation of total equity compensation expense. These awards to directors vest 50% on the third anniversary and 50% on the fourth anniversary of the date of grant. Total equity compensation expense is recognized over the shorter of the vesting period or the period from the date of grant to the point of retirement eligibility. We recognized $227,000 and $148,000 of equity compensation expense in the second quarter of 2013 and 2012, respectively, related to these incentive compensation programs. For the first half of 2013 and 2012, we recognized equity compensation expense of $763,000 and $519,000, respectively.

8.
Supplemental disclosure of cash flow information: interest paid, net of amounts capitalized, totaled $614,000 and $718,000 for the first six months ended June 30, 2013 and 2012, respectively. During the six months ended June 30, 2013 the Company received an income tax refund of $240,000 compared to $247,000 paid during the six months ended June 30, 2012.

9.
The Partnership’s financial instruments include cash and cash equivalents and accounts receivable, for which the carrying amount of each represents fair value based on current market interest rates or their short-term nature. Carrying amounts of contracts receivable, although long-term, also approximate fair value based on current market rates.

The Partnership’s and the Funds’ fixed-rate debt collectively have a carrying value of $43.8 million as of June 30, 2013 and December 31, 2012, respectively.   The estimated fair value of this debt, based on current interest rates for similar instruments (Level 2 inputs in the Fair Value Hierarchy), is approximately $48.1 million and $50.1 million, as of June 30, 2013 and December 31, 2012, respectively.

10.
The Partnership, together with the State of Washington’s Department of Ecology (DOE), announced in March 2013 that the two parties have agreed in principle on the scope for the remaining environmental clean-up effort in and around Port Gamble Bay, a process that began in 2002.

Pope Resources and DOE continue to work toward a mutually acceptable consent decree, a legally binding agreement that will lay out how the remaining cleanup of allegedly impacted in-water sediments will be carried out.

The preliminary agreement, which is outlined below, includes:

•	Removal of about 2,000 creosote pilings;
•	Excavation of intertidal areas and dredging of wood waste from the bottom of Port Gamble Bay;
•	Installation of a sand-cap of up to four feet in specific locations in Port Gamble Bay;
•	Removal of all existing docks and overwater structures on and around the former Pope & Talbot Port Gamble mill site.

The clean-up effort, which will likely take a few years to complete, is estimated to cost $17 million.  We expect this cost will be shared by Pope Resources and the Washington State Department of Natural Resources (DNR), the other Potentially Liable Party as determined by DOE.  The Partnership and DNR have had preliminary discussions regarding how costs for the clean-up effort will be shared.

The Partnership had an accrual for estimated environmental remediation costs of $13.7 million as of June 30, 2013 and $13.9 million as of December 31, 2012. The environmental remediation liability primarily represents an estimate of the Partnership’s share of payments necessary to monitor and remedy certain areas in and around the town site and mill site at Port Gamble, Washington, and secondarily at Port Ludlow, Washington.

The environmental liability at June 30, 2013 includes an estimate of $497,000 that management expects to expend in the next 12 months and $13.2 million thereafter. In developing its estimate of the Port Gamble environmental liability, management has employed a Monte Carlo statistical simulation model that suggests a potential aggregate range of clean-up cost from $11.5 million to $16.1 million, which corresponds to a two-standard-deviation range from the mean of possible outcomes generated by the simulation model. This range could change as new information becomes available.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains a number of projections and statements about our expected financial condition, operating results, and business plans and objectives. These statements reflect management’s estimates based upon our current goals, in light of management’s knowledge of existing circumstances and expectations about future developments. Statements about expectations and future performance are “forward looking statements” which describe our goals, objectives and anticipated performance. These statements are inherently uncertain, and some or all of these statements may not come to pass. Accordingly, you should not interpret these statements as promises that we will perform at a given level or that we will take any or all of the actions we currently expect to take. Our future actions, as well as our actual performance, will differ from our current expectations, and under various circumstances these deviations may be material and adverse. Some of the factors that may cause our actual operating results and financial condition to fall short of our expectations are set forth in the part of this report entitled “Risk Factors” in PART II, ITEM 1A below. Some of the issues that may have an adverse and material impact on our business, operating results and financial condition include economic conditions that affect consumer demand for our products and the prices we receive for them both domestically and overseas, particularly in certain parts of Asia; our ability to identify, and to estimate accurately the economic effects of, environmental and other liabilities associated with our assets and operations; government regulation that affects our ability to access our timberlands and harvest logs from those lands; the implications of indirect sales to overseas customers, including currency translation, regulatory and tax matters; the effect of financial market conditions on our investment portfolio and related liquidity; environmental and land use regulations that limit our ability to harvest timber and develop property; our ability to consummate proposed or contracted transactions, particularly in our Real Estate segment, in a manner that will yield revenue; the impacts of climate change and natural disasters on our timberlands and on surrounding areas; and the potential impacts of fluctuations in foreign currency exchange rates as they affect demand for our products and customers’ ability to pay. From time to time we identify other risks and uncertainties in our other filings with the Securities and Exchange Commission. The forward-looking statements in this report reflect our estimates and expectations as of the date of the report, and we cannot undertake to update these statements as our business operations and environment change.

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

Our current strategy for adding timberland acreage is centered on our private equity timber fund business model. We have closed and invested capital from three timber funds, with assets under management totaling $233 million in value based on appraisals for Funds I and II as of December 31, 2012 and an appraisal for Fund III as of June 30, 2013. Our original 20% co-investments in Funds I and II, and our 5% co-investment in Fund III, which collectively totaled $31 million as of June 30, 2013, afford us a share of the Funds’ operating cash flows while also allowing us to earn asset management and timberland management fees, as well as incentive fees, based upon the overall success of each fund. Management also believes that this strategy allows us to maintain more sophisticated expertise in timberland acquisition, valuation, and management than could be cost-effectively maintained for the Partnership’s timberlands alone. We believe our co-investment strategy also boosts our credibility with existing and prospective investors by demonstrating that we have both an operational and a financial commitment to the Funds’ success.

We have closed on $180 million of committed capital for Fund III, $9 million of which represents our co-investment commitment.  In the fourth quarter of 2012 we acquired a property in northern California which represented our first acquisition with this committed capital.  As of June 30, 2013, $134 million of undrawn capital commitment remains which includes a commitment to Fund III by the Partnership of nearly $7 million.

The Funds are consolidated into our financial statements but then income or loss attributable to equity owned by third parties is removed from consolidated results in our Condensed Consolidated Statements of Comprehensive Income (Loss) under the caption “(Income) loss attributable to noncontrolling interests-ORM Timber Funds” to arrive at comprehensive income (loss) attributable to unitholders of the Partnership.

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

In May 2013, we entered into a purchase and sale agreement with a buyer who will acquire, for conservation purposes, approximately 535 acres of our property in Port Gamble, Washington, for $4.6 million.  We expect this transaction to close in the fourth quarter of 2013.

Second quarter highlights

•
Harvest volume was 26.9 million board feet (MMBF) in Q2 2013 compared to 30.2 MMBF in Q2 2012, an 11% decrease.  Harvest volume for the first six months of 2013 was 53.3 MMBF compared to 44.7 MMBF for the first half of 2012, a 19% increase.   The harvest volume figures do not include two timber deed sales, one sold by one of our timber funds in Q2 2013 for 0.6 MMBF and the other from one of the Partnership’s tree farms in Q2 2012 for 4.4 MMBF.  Unless stated otherwise, all harvest volume and log price realization metrics cited below exclude these timber deed sales.

•
Average realized log price per thousand board feet (MBF) was $620 in Q2 2013 compared to $532 per MBF in Q2 2012, a 17% increase.  For the first six months of 2013, the average realized log price per MBF was $615 compared to $541 per MBF for the first half of 2012, a 14% increase.

•
Fund properties contributed 53% of Q2 2013 harvest volume, compared to 38% in Q2 2012.  For the first half of the 2013, Fund properties contributed 44% of harvest volume, compared to 32% for the first half of 2012.

•
Mix of harvest volume sold to export markets in Q2 2013 increased to 33% from 15% in Q2 2012, while mix of harvest volume sold to domestic markets decreased to 49% in Q2 2013 from 69% in Q2 2012.  For the first half of the year, the relative percentages of harvest volume sold to export and domestic markets in 2013 were 30% and 54%, respectively, compared to 27% and 57% in 2012.

•
The percentage of total harvest comprised of Douglas-fir logs dropped to 58% in Q2 2013 from 64% in Q2 2012, with a corresponding increase in the whitewood component to 23% in Q2 2013 from 19% in Q2 2012. Similarly, for the first half of 2013, the relative mix of Douglas-fir and whitewood was 64% and 18%, respectively, compared to 68% and 15% for the first half of 2012. This shift in species mix is consistent with the higher weighting of total harvest from Fund properties in both 2013’s second quarter and year-to-date periods compared to the prior year.

•	Real Estate closed on a 2,330-acre conservation land sale for $5.7 million during Q2 2013 while last year’s second quarter for this segment had no real estate sales.

We expect our harvest volume for the full year 2013 to be between 88 and 91 MMBF, with the final total depending on log market conditions for the balance of the year. The projected split of this total harvest is approximately 55% from Partnership tree farms and 45% from Fund tree farms.  Generally speaking, we aim to set our annual Partnership tree farm harvest level at a long-term sustainable level, which approximates 44 MMBF based on our current timberland holdings.  During the depths of the housing downturn in 2008 through 2010, however, we deferred considerable harvest volume and now that markets appear to be recovering, we have been metering in that deferred volume.  With respect to Fund tree farms, our harvest targets are less guided by long-term sustainability models and more by ten-year harvest plans developed during property acquisition due diligence. These ten-year harvest plans are designed at a fund portfolio level to generate cash flows during the holding period with a view to optimizing total return over each Fund’s ten-year life.  Relative to the planned harvest level for the Fund tree farms, harvest volume was also deferred during the housing downturn, which we are also metering in as markets allow.

We anticipate that a number of land sales currently in the pipeline to close in 2013 will further boost net income for 2013 significantly above 2012 levels.

RESULTS OF OPERATIONS

The following table reconciles and compares key revenue and cost elements that impacted our net income (loss) for the respective quarter and year-to-date periods ended June 30, 2013 and June 30, 2012.  In addition to the table’s numerical analysis, the explanatory text that follows the table describes in detail certain of these changes by business segment.

		Six Months
	Quarter Ended	Ended
	June 30,	June 30,
(in thousands)	Total	Total
Net income (loss) attributable to Pope Resources' unitholders:
2013 period	$6,128	$9,612
2012 period	(9,295)	(8,089)
Variance	$15,423	$17,701
Detail of variance:
Fee Timber
Log volumes (A)	$(1,764)	$4,919
Log price realizations (B)	2,344	3,693
Timber deed sales	(908)	(908)
Production costs	166	(2,972)
Depletion	(16)	(1,314)
Other Fee Timber	17	(440)
Timberland Management & Consulting
Other Timberland Management & Consulting	(74)	(202)
Real Estate
Land sales	4,253	4,253
Timber depletion on land sale	(295)	(295)
Other Real Estate	20	(274)
Environmental remediation costs	12,500	12,500
General & administrative costs	(234)	(263)
Net interest expense	32	70
Other (taxes and noncontrolling interest)	(618)	(1,066)
Total variances	$15,423	$17,701

(A) Volume variance calculated by extending change in sales volume by the average log sales price for the comparison period.
(B) Price variance calculated by extending the change in average realized price by current period sales volume.

Fee Timber

Fee Timber results include operations from 111,000 acres of timberland owned by the Partnership and 80,000 acres of timberland owned by the Funds. Fee Timber revenue is earned primarily from the harvest and sale of logs from these timberlands which are located in western Washington, northwestern Oregon, and northern California, and to a lesser extent, from the ground leases for cellular communication towers, gravel mines, and quarries, together with the sale of other resources from our timberlands. Our Fee Timber revenue is driven primarily by the volume of timber harvested and the average log price realized on the sale of that harvested timber. Our volume harvested is typically based on manufactured log sales to mills or log export brokers. We also occasionally sell rights to harvest timber (timber deed sale) from the Combined tree farms. During the second quarter of 2012, we executed a timber deed sale from the Partnership’s timberland, and in the second quarter of 2013, we executed a much smaller timber deed sale from the Funds’ timberland. The metrics used to calculate volumes sold and average price realized during the reporting periods exclude the timber deed sales, except where called out as including it. Harvest volumes are generally expressed in million board feet (MMBF) increments and harvest revenue and related costs are generally expressed in terms of revenue or cost per thousand board feet (MBF). Fee Timber expenses, which consist predominantly of harvest, haul, and depletion costs, vary directly and roughly proportionately with harvest volume and the resulting revenues. Revenue and costs related to harvest activities on timberland owned by the Funds are consolidated into this discussion of operations.

When discussing our Fee Timber operations, we compare the current quarter results to both the previous quarter and the corresponding quarter of the prior year, as well as the current year-to-date results to the prior year-to-date. These comparisons provide an opportunity to note trends in patterns of harvest volumes and log prices that affect Fee Timber operating results. Revenue and operating income for the Fee Timber segment for the quarters ended June 30, 2013, March 31, 2013, and June 30, 2012, were as follows:

(in millions) Quarter ended	Log Sale Revenue	Mineral, Cell Tower & Other Revenue	Total Fee Timber Revenue	Operating Income	Harvest Volume (MMBF)
Partnership tree farms	$8.1	$0.3	$8.4	$3.8	12.9
Funds' tree farms	8.6	0.1	8.7	1.4	14.0
Total Fee Timber June 30, 2013	$16.7	$0.4	$17.1	$5.2	26.9

Partnership tree farms	$10.8	$0.3	$11.1	$5.5	17.1
Funds' tree farms	5.3	-	5.3	0.8	9.4
Total Fee Timber March 31, 2013	$16.1	$0.3	$16.4	$6.3	26.5

Partnership tree farms	$10.3	$1.3	$11.6	$5.1	18.8
Funds' tree farms	5.8	-	5.8	0.3	11.4
Total Fee Timber June 30, 2012	$16.1	$1.3	$17.4	$5.4	30.2

Comparing Q2 2013 to Q1 2013. Both export and domestic sawlog markets continued the strength exhibited in Q1 2013 with incremental improvement in Q2 2013. As such, Fee Timber revenue in Q2 2013 increased $670,000, or 4%, from $16.4 million in Q1 2013 to $17.1 million in Q2 2013. This increase was attributable to a 2% increase in harvest volume and a 2% increase in realized log prices from Q1 2013 to Q2 2013. The revenue increase was also aided by a $118,000 timber deed sale comprising 0.6 MMBF of volume from one of the Funds’ tree farms during Q2 2013, which appears in the table above in the “Mineral, Cell Tower & Other Revenue” column.

Operating income of $5.2 million for Q2 2013 was $1.1 million, or 17%, lower than Q1 2013 primarily as a result of a 35% increase in depletion expense on a per MBF basis due to the increase in the proportion of harvest volume coming from the Funds, which was 53% in Q2 2013 versus 35% in Q1 2013. Since the Funds’ tree farms were acquired much more recently than the Partnership’s tree farms, the former have a significantly higher acquisition cost, and accordingly the resulting depletion rate for those properties is substantially higher.

Fee Timber revenue from the Funds increased $3.3 million, or 62%, from Q1 2013 to Q2 2013 on a 4.6 MMBF increase in harvest volume, stronger log pricing, and to a lesser degree, the aforementioned 0.6 MMBF timber deed sale. The increase in harvest volume is the result of decisions made during Q4 2012, when we accelerated planned Fund harvest volume from Q1 2013 to take advantage of rising log prices, thus reducing Q1 2013 volume. Operating income for the Funds increased $647,000, or 82%, from $791,000 in Q1 2013 to $1.4 million in Q2 2013.

Comparing Q2 2013 to Q2 2012. Fee Timber revenue declined $338,000, or 2%, from $17.4 million in Q2 2012 to $17.1 million Q2 2013. The decrease was driven primarily by a decline in timber deed sale revenue from $1.0 million on 4.4 MMBF from one of the Partnership’s tree farms in Q2 2012 to $118,000 on 0.6 MMBF from one of the Funds’ tree farms in Q2 2013. Revenue from timber deed sales appears in the table above in the “Mineral, Cell Tower & Other Revenue” column. The revenue decline was also impacted by an 11% reduction in harvest volume, partially offset by a 17% increase in realized log prices from Q2 2012 to Q2 2013. Operating income declined $161,000, or 3%, from Q2 2012 to Q2 2013 due to the decrease in revenue and a heavier mix of harvest from the Fund properties, which carry a higher depletion expense rate per MBF.

Fee Timber revenue from the Funds increased $2.9 million, or 50%, from Q2 2012 to Q2 2013 on a 2.6 MMBF increase in harvest volume, stronger log pricing, and to a lesser degree, the aforementioned 0.6 MMBF timber deed sale. Operating income increased from $286,000 in Q2 2012 to $1.4 million in Q2 2013 due to the increase in revenue.

Revenue and operating income for the Fee Timber segment for year-to-date periods ended June 30, 2013, and June 30, 2012, were as follows:

(in millions) Six Months Ended	Log Sale Revenue	Mineral, Cell Tower & Other Revenue	Total Fee Timber Revenue	Operating Income	Harvest Volume (MMBF)
Partnership tree farms	$18.9	$0.6	$19.5	$9.4	29.9
Funds' tree farms	14.0	0.1	14.1	2.2	23.4
Total Fee Timber June 30, 2013	$32.9	$0.7	$33.6	$11.6	53.3

Partnership tree farms	$16.9	$1.7	$18.6	$8.3	30.5
Funds' tree farms	7.3	-	7.3	0.3	14.2
Total Fee Timber June 30, 2012	$24.2	$1.7	$25.9	$8.6	44.7

Comparing YTD 2013 to YTD 2012. Fee Timber revenue for the first half of 2013 increased by $7.6 million, or 29%, over the comparable period in 2012. The increase is attributable to strengthening log markets in 2013 relative to 2012 leading to an 8.6 MMBF, or 19%, increase in harvest volume, combined with a $74/MBF, or 14%, increase in realized log price. Partially offsetting the increased log sale revenue was a $908,000 decrease in revenue from timber deed sales from the first half of 2012 to the first half of 2013, which is included in the “Mineral, Cell Tower & Other Revenue” column in the above table. These factors combined to lead to a $3.0 million, or 35%, increase in operating income in the first half of 2013 versus the comparable period in 2012. The improved operating income would have been more pronounced if not for the Funds’ share of harvest volume increasing from 32% in the first half of 2012 to 44% in the first half of 2013, which led to an increase in depletion expense.

Log Volume

We harvested the following log volumes by species from the Combined tree farms, exclusive of the aforementioned timber deed sales, for the quarters ended June 30, 2013, March 31, 2013, and June 30, 2012:

Volume (in MMBF)		Quarter Ended
Sawlogs		Jun-13	% Total	Mar-13	% Total	Jun-12	% Total
	Douglas-fir	15.7	58%	18.3	69%	19.3	64%
	Whitewood	6.1	23%	3.6	13%	5.8	19%
	Cedar	0.4	1%	0.4	2%	0.3	1%
	Hardwood	0.8	3%	0.6	2%	1.1	4%
Pulpwood
	All Species	3.9	15%	3.6	14%	3.7	12%
Total		26.9	100%	26.5	100%	30.2	100%

Comparing Q2 2013 to Q1 2013. Harvest volume increased a modest 0.4 MMBF, or 2%, from Q1 2013 to Q2 2013 which reflects the prior quarter’s decision to pull volume forward into Q1 2013 to take advantage of strong pricing, thus moderating the more typical seasonal pattern of increased harvest volume in the second quarter when weather improves. Douglas-fir harvest volume, as a percent of overall harvest, decreased from 69% in Q1 2013 to 58% in Q2 2013, while whitewood harvest volume increased from 13% in Q1 2013 to 23% in Q2 2013. This shift in mix from Douglas-fir to whitewood is due to strong demand from the China export market for whitewood, seasonally better access to high elevation stands where whitewood is more prevalent, and an increase in the Funds’ portion of the Combined harvest volume from 35% in Q1 2013 to 53% in Q2 2013. The Funds’ tree farms have a heavier mix of whitewood relative to the Partnership’s tree farms.

 Comparing Q2 2013 to Q2 2012. Harvest volume decreased by 3.3 MMBF, or 11%, from Q2 2012 to the comparable period in 2013. The decrease reflects decisions in 2012 to delay harvest activity from the first quarter to the second quarter due to lukewarm early-2012 demand from the China export log market.  These Q1 2012 influences led to increased Q2 2012 harvest activities relative to Q2 2013.  By contrast, in 2013 we pulled volume forward into the first quarter to take advantage of strong pricing. The mix of volume coming from the Partnership’s and Funds’ tree farms was 62% and 38%, respectively, in Q2 2012, compared with 47% and 53%, respectively, in Q2 2013. This shift in tree farm mix contributed to an overall decline in the relative percentage of Douglas-fir harvest volume from 64% in Q2 2012 to 58% in Q2 2013, and a commensurate increase in whitewood harvest volume from 19% in Q2 2012 to 23% in Q2 2013. There was a slight increase in the percentage of pulpwood volumes from 12% in Q2 2012 to 15% in Q2 2013 due primarily to the mix of the stands harvested in Q2 2013.

We harvested the following log volumes by species from the Combined tree farms, exclusive of the aforementioned timber deed sales, for the six months ended June 30, 2013, and June 30, 2012:

Volume (in MMBF)		Six Months Ended
Sawlogs		Jun-13	% Total	Jun-12	% Total
	Douglas-fir	34.0	64%	30.4	68%
	Whitewood	9.6	19%	6.7	15%
	Cedar	0.8	1%	0.4	1%
	Hardwood	1.4	4%	1.5	3%
Pulpwood
	All Species	7.5	12%	5.7	13%
Total		53.3	100%	44.7	100%

Comparing YTD 2013 to YTD 2012. Harvest volume increased 8.6 MMBF, or 19%, in the first six months of 2013 versus the corresponding period in 2012. The increase in volume is in response to a stronger domestic market that was cutting lumber for the improving U.S. housing market, as well as improved demand and pricing for logs from Asian export markets.  The slight shift in mix from Douglas-fir in 2012 to whitewood in 2013 is attributable to the decline in relative harvest volume off the Partnership’s timberland from 68% in 2012 to 56% in 2013 and commensurate increase in relative harvest volume off the Funds’ timberland from 32% in 2012 to 44% in 2013.

Log Prices

Logs from the Combined tree farms serve a number of different domestic and export markets, with domestic mills historically representing our largest market destination. This customer mix shifted in 2010, when log exporters in the Pacific Northwest began shipping more volume to China, which accepts lower quality logs, than had traditionally been exported to other markets such as Japan. As a result, significant volumes that theretofore had been sold to domestic mills instead flowed to the China market.  As a result, our export mix surged in 2010 to 33% of total volume and peaked at 45% in 2011 before falling back to 25% in 2012. From 2010 through the third quarter of 2011, the relative strength of the China export market was a driving force for much of our log pricing. This shifted during the fourth quarter of 2011 when oversupply in China abruptly reduced demand from that now important market. As a result, a greater proportion of our log supply was sold to domestic mills beginning in 2011’s fourth quarter.  In the first quarter of 2012 most of our export volume was comprised of higher-value Douglas-fir logs going to Japan. This mix, however, shifted once again during the second quarter of 2012 with improved lumber demand from higher housing starts, and increased demand from a limited portion of the domestic market that manufactured high-grade Douglas-fir logs for high-value Japanese lumber grades. As log inventories in China were worked down during the first half of 2012, we experienced greater demand from China during the second half of 2012. This shift continued to the end of 2012 and into the first half of 2013.

We realized the following log prices by species for the quarters ended June 30, 2013, March 31, 2013, and June 30, 2012:

		Quarter Ended
		Jun-13	Mar-13	Jun-12
Average price
Sawlogs
	Douglas-fir	$697	$670	$571
	Whitewood	620	587	500
	Cedar	1,253	1,125	1,037
	Hardwood	521	519	598
Pulpwood	All Species	265	286	323
Overall		620	610	532

The following table compares the dollar and percentage change in log prices from Q1 2013 and Q2 2012 to Q2 2013:

		Change to June 2013 from Quarter Ended
		Mar-13		Jun-12
		$/MBF	%	$/MBF	%
Sawlogs	Douglas-fir	$27	4%	$126	22%
	Whitewood	33	6%	120	24%
	Cedar	128	11%	216	21%
	Hardwood	2	0%	(77)	-13%
Pulpwood	All Species	(21)	-7%	(58)	-18%
Overall		10	2%	88	17%

Overall log prices in Q2 2013 were higher than both Q1 2013 and Q2 2012. The increase from Q1 2013 to Q2 2013 is due to stronger Douglas-fir and whitewood pricing brought on by increased demand from the log export market, marginally offset by slightly lower prices in the domestic market.  The increase from Q2 2012 to Q2 2013 is due to much stronger pricing for both Douglas-fir and whitewood brought on by improved demand from both the export and domestic markets.

Cedar prices in Q2 2013 increased 11% from Q1 2013 and 21% from Q2 2012.  The quarter-over-quarter increase is attributable to seasonal demand for cedar products related to decking and fencing projects, while the year-over-year increase is due to stronger demand from the repair and remodeling market related to the generally improved housing market compared to a year ago.

Hardwood is an ancillary product of our log harvest volume, and the price at times will vary inversely to harvest volume as the demand for it has been stable. Hardwood prices in the first and second quarters of 2013 were similar, in line with roughly equivalent total harvest volumes in those two quarters. Due to increased supply of hardwood throughout the Pacific Northwest associated with higher harvest volumes, prices for hardwood declined $77/MBF, or 13%.

Pulpwood prices in Q2 2013 declined by $21/MBF, or 7%, from Q1 2013, and declined by $58/MBF, or 18%, from Q2 2012. This decline was the result of a structural shift in that particular segment of the log market discussed below under “Pulpwood”.

The following table compares realized log prices by species for the first six months of 2012 and 2013, as well as the dollar and percentage change in log prices between the two periods:

		Six Months Ended
		Jun-13			Jun-12
			∆ from Jun-13 to Jun-12
			$/MBF	%
Sawlogs	Douglas-fir	$682	$105	18%	$577
	Whitewood	608	110	22%	498
	Cedar	1,189	175	17%	1,014
	Hardwood	520	(75)	-13%	595
Pulpwood	All Species	275	(81)	-23%	356
Overall		615	74	14%	541

In the first six months of 2013, the average delivered log price increased $74/MBF, or 14%, from the first six months of 2012.  This is due to significant increases in prices for Douglas-fir, whitewood, and cedar, partially offset by decreases in the prices for hardwood and pulpwood logs. The increases in the Douglas-fir and whitewood prices are due to stronger markets in 2013 for export and domestic logs compared to 2012.

Douglas-fir: Douglas-fir is noted for its structural characteristics that make it generally preferable to other softwoods for construction grade lumber and plywood. Demand and price for Douglas-fir sawlogs have historically depended upon the level of new home construction in the United States. This correlation between Douglas-fir sawlog prices and domestic housing starts weakened some beginning in mid-2009 when prices began to recover from historical lows brought on by the deteriorating U.S. housing market.  These price increases were further supported in early 2010 when lumber mills rebuilt low inventories, and later in 2010 when China began dramatically increasing its purchase of logs from the Pacific Northwest. The China export market softened late in 2011, a trend that continued through the first half of 2012 until log inventories were drawn down in China and higher export flows resumed later in the year. By the fourth quarter of 2012 the domestic housing market also had strengthened, causing the export and domestic markets to compete for the same logs. This trend has continued into 2013. These factors served to lift the average price realized on Douglas-fir logs by $27/MBF, or 4%, in Q2 2013 compared to Q1 2013, and $126/MBF, or 22%, when comparing Q2 2013 to Q2 2012. Similarly, the realized price increased $105/MBF, or 18%, from the first six months of 2012 to the first six months of 2013.

Whitewood: “Whitewood” is a term used to describe several softwood species, but for us primarily refers to western hemlock. Though generally considered to be of a lower quality than Douglas-fir, these logs are also used for manufacturing construction grade lumber. Historically, there has been a modest export market for whitewood logs, with most of this volume going to Korea. Beginning in 2010 this changed as the China log export market demonstrated an appetite for softwood logs with little apparent regard or discrimination as to species. During 2010 and 2011, to the extent we were able to access whitewood stands, we harvested this species preferentially to take advantage of its higher relative price lift resulting from surging export demand. This strategy particularly benefitted the Funds’ tree farms as compared to the Partnership’s tree farms because the former contain a higher proportion of whitewood, while the Partnership’s whitewood stands tend to be at higher elevations and not easily accessible during winter. The continued strength of the China market that surged beginning in late 2012 served to bring whitewood prices up during Q2 2013 by $33/MBF, or 6%, compared to Q1 2013, and by $120/MBF, or 24%, when compared to Q2 2012.  Similarly, the realized price increased $110/MBF, or 22%, from the first six months of 2012 to the first six months of 2013.

Cedar: Cedar is a minor component in most upland timber stands and is generally used for outdoor applications such as fencing, siding, and decking. Although there is a link between demand for these products and housing starts, this link is not as strong as with most other softwood species. Cedar prices experienced a seasonal uptick of $128/MBF, or 11%, from Q1 2013 to Q2 2013. An increase of $216/MBF, or 21%, from Q2 2012 to Q2 2013 was associated with improved domestic housing starts.  Improved domestic housing starts were also the driver behind cedar prices increasing by $175/MBF, or 17%, from the first half of 2012 to the first half of 2013.

Hardwood: “Hardwood” can refer to many different species, but on our tree farms primarily consists of red alder. The local mills that process red alder sawlogs are using the resource to manufacture lumber for use in furniture and cabinet construction. Hardwood prices have experienced a gradual increase over the past several years, from $446 in 2009 up to $521 in Q2 2013, with occasional peaks and dips in between. This increasing price trend is due to the improvement in domestic housing starts. Hardwood prices increased only nominally, by $2/MBF, from Q1 2013 to Q2 2013, and decreased by $77/MBF, or 13%, from 2Q 2012 to 2Q 2013.  In the first half of 2013, hardwood prices decreased $75/MBF, or 13%, from the first half of 2012. The decline in price from Q2 2012 to Q2 2013, as well as from the first six months of 2012 to the first six months of 2013, is attributable to the increased supply of hardwood resulting from higher harvest volumes in the Pacific Northwest.

Pulpwood: Pulpwood is a lower quality conifer or hardwood log unsuitable for the manufacture of lumber, but useful to produce wood chips for the pulp and paper industry. During the recession, many timberland owners deferred harvest for several years as export market demand was at very low levels and domestic mills had severely curtailed operations. Since pulp mills rely on sawmill residuals and logs not suitable for lumber for their raw material, both of which were in short supply during the recession, they were forced to raise pulpwood prices to levels not seen since the 1990’s. As a result, timber owners targeted stands for harvest with a higher pulpwood mix to take advantage of the temporary relative pricing strength of pulpwood, thus saving higher valued sawlogs for later harvest. With the recent closure of a major pulp mill in our operating area, and the increased production at local sawmills, the purchasers of pulpwood have become less dependent on raw material from whole logs. Pricing for pulpwood has softened accordingly as less expensive woodchips from sawmill residuals were substituted for woodchips from logs. With the return in 2012 of more traditional pricing for pulpwood, our harvest planning reverted to a more customary log sort mix rather than emphasizing timber stands with a higher pulpwood mix. For Q2 2013, pulpwood prices were down $21/MBF, or 7%, and down $58/MBF, or 18%, from Q1 2013 and Q2 2012, respectively.  For the first half of 2013, pulpwood prices declined $81/MBF, or 23%, from the corresponding period in the prior year.

Customers

We have discussed above the general shift in the relative export mix away from Japan, which remains a consistent but less concentrated export customer, to China, and how this has created greater pricing pressure on our domestic customers. The oversupply of Pacific Northwest logs in China that existed during the first half of 2012 was absorbed by the end of the year and China is again a strong export market. In addition, notwithstanding sharp declines in lumber prices during the second quarter of 2013, domestic mills increased demand and pricing for sawlogs in conjunction with the strengthening in the U.S. housing market.

The ultimate decision on where to sell logs is based on the net proceeds we receive after taking into account both the delivered log prices paid by a prospective customer and the hauling cost needed to deliver logs to that customer. In instances where harvest operations are closer to a domestic mill than the log yard of an export broker, we may take advantage of a favorable haul cost differential that exceeds the difference in delivered log price that an export broker is willing to pay. The higher net stumpage values earned by selling to the domestic mill will, in such instances, result in lower reported delivered log prices. As such, realized log price movements are influenced by marketing decisions predicated on net stumpage values rather than exclusively focusing on the delivered log price. In such instances our reported log realizations may reflect more of our own proximity to customers rather than the broader log market.

The table below categorizes logs sold by customer type and timber deed sales for the quarters ended June 30, 2013, March 31, 2013, and June 30, 2012:

	Q2 2013			Q1 2013			Q2 2012
	Volume			Volume			Volume
Destination	MMBF	%	Price	MMBF	%	Price	MMBF	%	Price
Export brokers	9.0	33%	$724	6.9	26%	$672	4.7	16%	$565
Domestic mills	14.0	52%	652	16.0	60%	657	21.8	72%	561
Pulpwood	3.9	14%	265	3.6	14%	286	3.7	12%	323
Subtotal	26.9	100%	620	26.5	100%	610	30.2	100%	532

Timber deed sale	0.6		$211	-		$-	4.4		$231
Total	27.5			26.5			34.6

Comparing Q2 2013 to Q1 2013. Volume sold to the export market increased to 33% of Q2 2013 volume compared to 26% of Q1 2013 volume. This increase in export market share corresponds to a mirror-image decline in domestic market share, the latter decreasing from 60% of Q1 2013 volume to 52% in Q2 2013. This shift from the domestic market to the export market was in response to strengthening export log market prices, as charterers had a large number of breakbulk log ships scheduled during the second quarter. Export prices increased by $52/MBF, or 8%, while domestic prices were essentially the same, down $5/MBF, or 1%, from 1Q 2013. Through the use of contracted selling, our domestic delivered log prices held firm even in the face of a sharp drop in lumber prices during the quarter. As a percentage of total volume harvested, our sales to the pulpwood market were basically static during the first and second quarters. Overall realized log prices increased $10/MBF, or 2%, from $610/MBF in 1Q 2013 to $620/MBF in Q2 2013.

During Q2 2013, we sold a timber deed on 0.6 MMBF of volume from the Funds’ tree farm in northern California. The timber deed sale had no counterpart in Q1 2013. Under a timber deed sale, the customer is responsible for harvest and hauling costs which makes comparisons to delivered log prices difficult. We estimate those costs to be approximately $150/MBF, thereby equating to an estimated delivered log price of $361/MBF. The $361/MBF represents a large negative variance to the realized delivered log price during Q2 2013 of $620/MBF which is attributable to the difference between western Washington and Oregon log markets compared to northern California. Log markets in northern California are much less influenced by the export market and carry a lower-valued species mix. These two factors combined to account for the price variance.

Comparing Q2 2013 to Q2 2012. Volume sold to export brokers as a percentage of total harvest increased to 33% in Q2 2013 from 16% for the corresponding period in the prior year, with a $159/MBF, or 28%, increase in realized price. In contrast, volumes sold to domestic mills decreased to 52% of total volume in Q2 2013 compared to 72% in Q2 2012, notwithstanding a $91/MBF, or 16%, increase in realized price. The relative shift in volume from 2012 to 2013 is due to a niche opportunity in 2012 wherein we were able to sell high-grade, tight-grained Douglas-fir sawlogs to a domestic mill cutting lumber for Japan and the concurrent presence of soft log export markets. In 2013, the log export market has improved, and the niche opportunity in the domestic market no longer exists, resulting in the change in customer mix. The price increases are the result of the robust log export and U.S. housing markets compared to the prior year period. The pulpwood share of volume increased to 14% in the current year from 12% in the prior year, with a $58/MBF, or 18%, decrease in price. Local pulpwood markets were negatively impacted in 2012 by the closure of a regional pulp mill, thereby creating excess pulpwood inventories and driving down prices. The pulpwood market has also softened as sawmills have gradually increased production, thus increasing sawmill residuals, a lower cost source of supply for pulp mills. Overall average log prices increased $88/MBF, or 17%, in Q2 2013 from the corresponding period in 2012.

During Q2 2013, we sold a timber deed on 0.6 MMBF of volume from the Funds’ tree farm in northern California. In Q2 2012, we sold a timber deed on 4.4 MMBF of volume on one of the Partnership’s tree farms to a third-party buyer through a bid process. In order to make a meaningful comparison of the stumpage prices realized from the timber deed sales to prices realized from delivered log sales, estimated costs must be added back to the timber deed sales. We estimate those costs to be approximately $150/MBF for the Q2 2013 sale and $320/MBF for the Q2 2012 sale, with the difference attributable to less expensive ground-based logging and shorter hauling distance on the Q2 2013 sale versus more expensive cable logging and longer hauling distance on the Q2 2012 sale. This equates to an estimated delivered log price of $361/MBF in Q2 2013 and $551/MBF in Q2 2012. The difference in estimated delivered log prices is attributable to the aforementioned differences in log markets and species mix in northern California as compared to western Washington and Oregon.

The table below categorizes logs sold by customer type and timber deed sales for the year-to-date periods ended June 30, 2013, and June 30, 2012:

	Six Months Ended
	30-Jun-13			30-Jun-12
	Volume			Volume
Destination	MBF	%	Price	MBF	%	Price
Export brokers	15.8	30%	$702	12.0	27%	$592
Domestic mills	30.0	56%	654	27.0	60%	558
Pulpwood	7.5	14%	275	5.7	13%	356
Subtotal	53.3	100%	615	44.7	100%	541

Timber deed sale	0.6		$211	4.4		$231
Total	53.9			49.1

Comparing YTD 2013 to YTD 2012. Volume sold to export brokers as a percentage of total harvest in the first six months of 2013 increased to 30% compared with 27% during the corresponding period in 2012. Conversely, volume sold to domestic mills declined to 56% in the first six months of 2013 compared to 60% during the corresponding period in 2012. This slight shift in mix is attributable to a niche opportunity in the domestic market in whose impact was reduced in 2013, combined with a stronger export market in 2013 versus 2012. Prices in the export market increased $110/MBF, or 19%, from the first six months of 2012 compared to the first six months of 2013. Similarly, domestic prices increased $96/MBF, or 17%, from 2012 to 2013. In both cases, prices are higher due to improved demand in those markets versus a year ago. The market share of pulpwood logs was relatively static, notwithstanding an $81/MBF, or 23%, decrease in price from 2012 to 2013. These market dynamics combined to produce a $74/MBF, or 14%, increase in average realized log prices from 2012 to 2013.

Cost of Sales

Cost of sales for the Fee Timber segment consists of harvest, haul, and harvest excise tax costs, along with depletion expense. These costs all vary directly with actual harvest volume. Harvest costs will also vary by terrain, with steeper slopes requiring more expensive cable logging systems with a high labor component, while more moderate slopes can be harvested with mechanized equipment and lower relative costs. Haul costs will also vary directly with the distance traveled from the logging site to the customer, as well as fuel costs. Harvest and haul costs represent the direct cost incurred to convert standing timber into logs and deliver those logs to the point of sale. Harvest excise tax costs in Washington are charged at a rate of 4-5% of stumpage value, where stumpage value is determined by the state based on geographic region, species, and logging method used. The resultant per MBF rate ranges from $12-14. Harvest excise tax costs in Oregon are charged at a flat rate of approximately $4/MBF. Depletion expense represents the estimated cost of acquiring and growing the harvested timber. The applicable depletion rate is derived by dividing the sum of the aggregate cost of merchantable stands of timber (age 35 and older) and capitalized road expenditures by the estimated volume of merchantable timber available for harvest at the beginning of that year. The depletion rate is applied to the volume harvested in a given period to calculate depletion expense for that period. Because of the relatively recent acquisition dates, and thus relatively higher acquisition costs, of the Funds’ tree farms, the depletion rates associated with harvests from those properties are considerably higher than for harvests from the Partnership’s tree farms. Partnership depletion consists primarily of historical timber cost that has been owned by the Partnership, often for many decades, as well as the Columbia tree farm property that was acquired in 2001.

Fee Timber cost of sales for the quarters ended June 30, 2013, March 31, 2012, and June 30, 2012 was as follows, with the first table expressing these costs in total dollars and the second table expressing the costs on a per MBF basis:

(in millions) Quarter Ended	Harvest, Haul and Other	Depletion	Total Cost of Sales	Harvest Volume (MMBF) *
Jun-13	$6.5	$3.7	$10.2	27.5
Mar-13	5.9	2.7	8.6	26.5
Jun-12	6.7	3.7	10.4	34.6

(amounts per MBF) Quarter Ended	Harvest, Haul and Other **	Depletion**	Total Cost of Sales **
Jun-13	$240	$137	$372
Mar-13	223	101	324
Jun-12	222	108	300

*	Volume includes 0.6 MMBF and 4.4 MMBF from timber deed sale in the second quarters of 2013 and 2012, respectively.
**	Timber deed sale volumes are excluded in the per MBF computation for harvest, haul and other costs but included in the per MBF computation for depletion and total cost of sales.

Comparing Q2 2013 to Q1 2013. Cost of sales increased $1.6 million, or 19%, from Q1 2013 to Q2 2013. The increase was due to a shift during 2013 in weighting of harvest to the Funds from 35% in the first quarter to 53% in the second quarter, resulting in higher depletion expense on a per MBF basis. Depletion rates for the Funds’ tree farms are higher than depletion rates for the Partnership’s tree farms because the former were purchased more recently and thus at a higher relative acquisition cost. The increase in cost of sales is also partly attributable to the 1.0 MMBF increase in harvest volume from the first to the second quarter, which includes the timber deed volume of 0.6 MMBF. The increase in per MBF “Harvest, Haul and Other” cost from $223/MBF to $240/MBF is due to harvesting from units requiring more expensive logging methods on the Partnership’s tree farms and higher haul costs for the Funds, partially offset by lower haul costs for the Partnership.

Comparing Q2 2013 to Q2 2012. Cost of sales decreased $150,000, or 1%, in Q2 2013 versus the comparable period in 2012 as a result of a 7.1 MMBF, or 21%, decrease in harvest volume (timber deed volumes included) partially offset by a heavier mix of volume from the Funds’ tree farms, which increased from 33% in Q2 2012 to 53% in Q2 2013. On a per MBF basis, cost of sales increased from $300/MBF in Q2 2012 to $372/MBF in Q2 2013, due to higher harvest, haul, and other costs ($18/MBF) and higher depletion costs ($29/MBF). The increase in harvest, haul, and other costs is due to harvesting from units requiring more expensive logging methods on the Funds’ tree farms and higher haul costs on a Combined basis.

Fee Timber cost of sales for year-to-date periods ended June 30, 2013, and June 30, 2012, respectively, was as follows, with the first table expressing these costs in total dollars and the second table expressing the costs on a per MBF basis:

(in millions) Six Months Ended	Harvest, Haul and Other	Depletion	Total Cost of Sales	Harvest Volume (MMBF) *
Jun-13	$12.4	$6.4	$18.8	53.9
Jun-12	9.4	5.1	14.5	49.1

(amounts per MBF) Six Months Ended	Harvest, Haul and Other **	Depletion**	Total Cost of Sales **
Jun-13	$231	$120	$348
Jun-12	210	105	295

*	Volume includes 0.6 MMBF and 4.4 MMBF from timber deed sale in the second quarters of 2013 and 2012, respectively.
**	Timber deed sale volumes are excluded in the per MBF computation for harvest, haul and other costs but included in the per MBF computation for depletion and total cost of sales.

Comparing YTD 2013 to YTD 2012. Cost of sales increased $4.3 million, or 30%, in the first half of 2013 versus the comparable period in 2012 on a 4.8 MMBF, or 10%, increase in harvest volume, including the timber deed volumes. Also contributing to the increase was a $21/MBF, or 10%, increase in harvest, haul, and other costs due to harvesting from units requiring more expensive logging methods on the Funds’ tree farms and higher haul costs on a Combined basis, as well as a $15/MBF, or 14%, increase in depletion costs which is attributable to a shift in weighting of harvest to the Funds from 29% in the first half of 2012 to 44% during the first half of 2013.

Depletion expense for the quarters ended June 30, 2013, March 31, 2013, and June 30, 2012, was calculated as follows:

	Quarter Ended June 30, 2013
	Partnership		Funds*		Combined*
Volume harvested (MMBF)	12.9	47%	14.6	53%	27.5
Rate/MBF	$57		$209		$137
Depletion expense (in thousands)	$725		$3,037		$3,762

	Quarter Ended March 31, 2013
	Partnership		Funds		Combined
Volume harvested (MMBF)	17.1	65%	9.4	35%	26.5
Rate/MBF	$55		$187		$101
Depletion expense (in thousands)	$939		$1,745		$2,684

	Quarter Ended June 30, 2012
	Partnership**		Funds		Combined **
Volume harvested (MMBF)	23.2	67%	11.4	33%	34.6
Rate/MBF	$59		$209		$108
Depletion expense (in thousands)	$1,369		$2,379		$3,748

* Volume includes 0.6 MMBF from timber deed sale
** Volume includes 4.4 MMBF from timber deed sale

The mix of harvest volume from the Funds’ tree farms increased from 35% of Q1 2013 harvest to 53% of Q2 2013 harvest, resulting in an increase in the Combined depletion rate of $36/MBF, or 36%, from Q1 2013 to Q2 2013. Variability of Fund depletion expense on a $/MBF basis between periods reflects the varying weights of harvest volume to different tree farms within the Funds, each of which has its own depletion rate.

The Combined depletion expense on a $/MBF basis increased by $29/MBF, or 27%, from Q2 2012 to Q2 2013. The increase is again attributable to an increase in volume from the Fund’s tree farms to 53% in Q2 2013 from 33% in Q2 2012.

Depletion expense for the six months ended June 30, 2013, and June 30, 2012, was calculated as follows:

	Six Months Ended June 30, 2013
	Partnership		Funds*		Combined*
Volume harvested (MBF)	29.9	55%	24.0	45%	53.9
Rate/MBF	$56		$199		$120
Depletion expense (in thousands)	$1,664		$4,782		$6,446

	Six Months Ended June 30, 2012
	Partnership**		Funds		Combined **
Volume harvested (MBF)	34.9	71%	14.2	29%	49.1
Rate/MBF	$59		$216		$105
Depletion expense (in thousands)	$2,068		$3,065		$5,133

* Volume includes 0.6 MMBF from timber deed sale
** Volume includes 4.4 MMBF from timber deed sale

The increase in harvest mix from the Funds’ tree farms from 29% in the first half of 2012 to 45% in the first half of 2013 served to raise the Combined depletion rate $15/MBF. Variability of Fund depletion expense on a $/MBF basis between time periods reflects the varying weights of harvest volume to different tree farms within the Funds, each of which has their own depletion rate.

Operating Expenses

Fee Timber operating expenses include the cost of both maintaining existing roads and building temporary roads for harvesting, management expenses, and silviculture. For the quarters ended June 30, 2013, March 31, 2013, and June 30, 2012, operating expenses were $1.7 million, $1.6 million, and $1.7 million, respectively. The percentage of operating expenses attributable to roads held fairly steady, at 35%, 35%, and 37%, respectively.

Fee Timber operating expenses for the six months ended June 30, 2013 and 2012 were $3.2 million and $2.9 million, respectively.  The increase is attributable to increased road costs in 2013 versus 2012 due to higher harvest volume. Road costs represented 35% of operating expenses in 2013 and 29% in 2012.

Timberland Management & Consulting

The TM&C segment primarily develops timberland investment portfolios on behalf of the Funds. As of June 30, 2013, the TM&C segment managed our three private equity timber funds, which own a combined 80,000 acres of commercial timberland in western Washington, northwestern Oregon, and northern California with total assets under management of $233 million. During the third quarter of 2012, we completed the final close for Fund III, bringing total committed capital for that fund to $180 million, $9 million of which represents our co-investment. During the fourth quarter of 2012, Fund III acquired 19,000 acres of northern California timberland for a purchase price of $45.1 million which represented a deployment of 25% of the Fund III committed capital.  The drawdown period for this Fund commenced upon the final close and will last for three years or until all of the committed capital is invested, whichever occurs first. The following table provides detail behind committed and called capital by the Funds as of June 30, 2013.

Invested Capital

	Total Fund		Co-investment
(in millions)	Commitment	Called Capital	Commitment	Called Capital
Fund I	$61.8	$58.5	$12.4	$11.7

Fund II	84.4	83.4	16.9	16.7
Q2 2012 share issuance		0.6		0.4

Fund III	180.0	45.8	9.0	2.3
Total	$326.2	$188.3	$38.3	$31.1

The Partnership received combined distributions from Funds I and II of $1.0 million and $516,000 for the six months ended June 30, 2013 and 2012, respectively. Fund distributions are paid from available Fund cash, generated primarily from the harvest and sale of timber after paying all Fund expenses and management fees. In addition to distributions, the Partnership also earned investment and timberland management fees from the Funds which totaled $1.4 million and $1.1 million for the six months ended June 30, 2013 and June 30, 2012 respectively. These fees are eliminated in consolidation because the Funds’ financial statements are consolidated with the Partnership’s.

 Revenue and expense generated through the management of the Funds is accounted for within the TM&C segment, but accounting guidance requires us to consolidate the Funds’ financial performance into our financial statements because the Partnership controls the Funds. As such, all fees earned by the TM&C segment associated with managing the Funds are eliminated in our consolidated financial statements. However, fee revenue earned from management of these Funds is an expense to the Fee Timber segment which is also eliminated when the Funds are consolidated into the Partnership’s financial statements. Funds I and II are owned 20% by the Partnership such that, in a look-through sense, 80% of these management fees are paid by third-party investors. Fund III is 5%-owned by the Partnership such that, again, in a look-through sense, 95% of these management fees are paid by third-party investors. The portion of fees attributed to third-party investors are reflected as income in the Partnership’s Condensed Consolidated Statement of Comprehensive Income (Loss) under the caption “(Income) loss attributable to noncontrolling interests - ORM Timber Funds.”

Revenue and operating loss for the TM&C segment for the quarters ended June 30, 2013 and 2012 were as follows:

	Quarter Ended
(in thousands)	Jun-13	Jun-12
Revenue internal	$740	$612
Intersegment eliminations	(740)	(612)
Revenue external	$-	$-

Operating income internal	$103	$53
Intersegment eliminations	(600)	(476)
Operating loss external	$(497)	$(423)

Comparing Q2 2013 to Q2 2012. TM&C had no revenue for either of the second quarters in 2013 or 2012 after eliminating $740,000 and $612,000, respectively, of revenue earned by the Partnership from managing the Funds. The fees earned from managing the Funds include a variable component related to harvest volume from the Funds’ tree farms. The increase in revenue is due to a combination of the aforementioned acquisition in northern California by Fund III in Q4 2012, along with the lift in the Funds’ Q2 2013 harvest volume compared to Q2 2012, resulting in an increase in management fees generated from the Funds, all of which is eliminated in consolidation as described above.

Operating losses generated by the TM&C segment for the quarters ended June 30, 2013 and 2012 totaled $497,000 and $423,000, respectively, after eliminating revenue earned from managing the Funds as discussed above and eliminating some intersegment expense related to management of Fund properties. The increase in operating loss is attributable to growth in the scale of timber fund acres under management.

Revenue and operating loss for the TM&C segment for the year-to-date periods ended June 30, 2013 and 2012 were as follows:

	Six Months Ended
(in thousands)	Jun-13	Jun-12
Revenue internal	$1,413	$1,088
Intersegment eliminations	(1,413)	(1,088)
Revenue external	$-	$-

Operating income internal	$123	$6
Intersegment eliminations	(1,132)	(813)
Operating loss external	$(1,009)	$(807)

Comparing YTD 2013 to YTD 2012. TM&C had no revenue for either of the YTD periods ended June 30,  2013 or 2012 after eliminating $1.4 million and $1.1 million, respectively, of revenue earned by the Partnership from managing the Funds. The fees earned from managing the Funds include a variable component related to harvest volume from the Funds’ tree farms. The increase in revenue is due to a combination of fees generated from the placement of capital for Fund III at the end of 2012, combined with the increase in the Funds’ 2013 harvest volume compared to 2012, which resulted in an increase in management fees generated from the Funds, all of which is eliminated in consolidation as described above.

Operating losses generated by the TM&C segment for the six months ended June 30, 2013 and 2012 totaled $1.0 million and $807,000, respectively, after eliminating revenue earned from managing the Funds as discussed above and eliminating some intersegment expense related to management of Fund properties. The increase in operating loss is attributable to higher expenses due to an increase in timber fund acres under management, although on a per acre basis expenses have declined as we benefit from scaling our business.

Real Estate

The Partnership’s Real Estate segment primarily produces its revenue from the sale of land within its 2,900-acre portfolio, sales of development rights and tracts from the Partnership’s timberland portfolio, together with residential and commercial property rents from our Port Gamble and Poulsbo properties. Real Estate holdings are located in the Washington counties of Pierce, Kitsap, and Jefferson with sales of land for this segment typically falling into one of three general types:

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

In addition to sales of fee simple interests in land, we also enter into conservation easement (CE) sales that allow us to retain harvesting rights and other timberland management rights, but bar any future subdivision of or real estate development on the property.

Results from Real Estate operations vary significantly from period-to-period as we make multi-year investments in entitlements and infrastructure prior to selling entitled or developed land.

Real Estate revenue, gross margin and operating income (loss) details for the quarters ended June 30, 2013 and 2012 are displayed in the table below:

(in thousands, except acre and per acre amounts)
For the three months ended:			Operating			Revenue	Gross Margin
Description	Revenue	Gross margin	income (loss)		Acres Sold	per acre	per acre
Unimproved land	$5,659	$4,196			2,330	$2,429	$1,801
Residential	146	63	**
Total land	$5,805	$4,259
Rentals	277	(58)
Other	3	3
June 30, 2013 Total	$6,085	$4,204	$3,346

Unimproved land	$12	$12			1	$12,000	$12,000
Rentals	326	(21)
Other	2	2
June 30, 2012 Total	$340	$(7)	$(13,132	) *

* Includes $12.5 million environmental remediation charge
** Percentage-of-completion income recognized on Q4 2012 multi-family sale

Comparing Q2 2013 to Q2 2012. Real Estate closed on a 2,330-acre conservation land sale for $5.7 million during Q2 2013 while last year’s second quarter for this segment had no such sales.  In December 2012, we closed on a $3.3 million sale of an 11.5-acre multi-family parcel from our 244-acre Harbor Hill project in Gig Harbor, Washington.  We have post-closing obligations in the form of road and infrastructure construction that precluded us from recognizing the entire sales price in 2012.  As such, we account for the sale on a percentage-of-completion basis as we satisfy the post-closing obligations. We recognized $146,000 of revenue and $63,000 of gross margin on this transaction in the second quarter of 2013.  We anticipate completing all remaining post-closing obligations by the end of 2013 which will result in the recognition of additional revenue of $1.6 million and gross margin of $674,000 in the second half of the year.

Real Estate operating expenses for the second quarter of 2013 were $858,000 compared to $13.1 million for the comparable period in 2012. The 2012 results included an increase to the accrual for environmental remediation of $12.5 million for our property in Port Gamble, Washington. Excluding this item, operating expenses increased by $233,000 from Q2 2012 to Q2 2013.  This increase resulted primarily from costs associated with the master plan submission for Port Gamble’s town and mill site, as well as increases in costs related to long-term planning and development for other properties where entitlements have not yet been obtained.

Real Estate revenue, gross margin and operating income (loss) details for the six months ended June 30, 2013 and 2012 are detailed in the table below:

(in thousands, except acre and per acre amounts)
For the six months ended:			Operating			Revenue	Gross Margin
Description	Revenue	Gross margin	income (loss)		Acres Sold	per acre	per acre
Unimproved land	$5,659	$4,196			2330	2,429	1,801
Residential	157	68	**
Total land	$5,816	$4,264
Rentals	538	(79)
Other	7	7
June 30, 2013 Total	$6,361	$4,192	$2,495

Unimproved land	$12	$12			1	$12,000	$12,000
Rentals	623	(2)
Other	4	4
June 30, 2012 Total	$639	$14	$(13,689	) *

* Includes $12.5 million environmental remediation charge
** Percentage-of-completion income recognized on Q4 2012 multi-family sale

Comparing YTD 2013 to YTD 2012. As described above, 2013 results include the conservation sale whereas there were no sales of any size in the first six months of 2012.  Similarly, 2013 results include $157,000 of revenue and $68,000 of gross margin recognized on a percentage of completion basis for the 11.5 acre multi-family parcel sale mentioned above whereas there was no such revenue recognized in the corresponding period in 2012.  The decrease in rental income was due to a reduction in square footage under lease to third parties.  This is the result of the purchase of our new corporate office building in the second quarter of 2011 that was fully leased to third parties in 2012, whereas only 60% of the building is currently leased to third parties following the sale of our former corporate office building in the fourth quarter of 2012.

 Real Estate operating expenses for the first half of 2013 were $1.7 million compared to $13.7 million for the comparable period in 2012, where the 2012 total included an increase to the reserve for environmental remediation of $12.5 million for our property in Port Gamble, Washington. Excluding this item, operating expenses increased by $494,000 from $1.2 million to $1.7 million.  This increase resulted primarily from costs associated with the master plan submission for Port Gamble’s town and mill site, as well as increases in costs related to long-term planning and development for other properties where entitlements have not yet been obtained.

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

Those properties that are for sale, under contract, and for which the Partnership has an expectation they will sell within the next 12 months, are classified on our balance sheet as a current asset under “Land Held for Sale”. The $2.4 million amount currently in Land Held for Sale reflects our expectation of two sales between now and the end of the second quarter of 2014, comprising 29 acres of residential lots from the Harbor Hill project in Gig Harbor, Washington.

Environmental Remediation

The Partnership had an accrual for estimated environmental remediation costs of $13.7 million as of June 30, 2013 and $13.9 million as of December 31, 2012. The environmental remediation liability primarily represents an estimate of the Partnership’s share of payments necessary to monitor and remedy certain areas in and around the town site and mill site at Port Gamble, Washington, and secondarily at Port Ludlow, Washington.

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

Pope Resources and DOE are working toward the signing of a consent decree, a legally binding agreement that will lay out how the remaining clean-up of allegedly impacted in-water sediments will be designed and carried out. The agreement, which was reached after lengthy negotiations, includes:

•	Removal of about 2,000 creosote pilings;
•	Excavation of intertidal areas and dredging of wood waste from the bottom of Port Gamble Bay;
•	Installation of a sand-cap of up to four feet in specific locations in Port Gamble Bay; and
•	Removal of all existing docks and overwater structures on and around the former Pope & Talbot Port Gamble mill site.

The clean-up effort, which will likely take a few years to complete, is estimated to cost $17 million. We expect this cost will be shared by Pope Resources and the Washington State Department of Natural Resources (DNR), the other Potentially Liable Party as determined by DOE. The Partnership and DNR have had preliminary discussions regarding how costs for the clean-up effort will be shared.

As part of the clean-up agreement, DOE will allocate $2.0 million for the removal of the Partnership’s sewer outfall that drains into Hood Canal and will also contribute about $2.0 million to assist in the acquisition of the Partnership’s nearly 500-acre shoreline block, which contains nearly two miles of shoreline on Port Gamble Bay. The DOE has an additional $5.0 million of legislatively approved funding with which it may purchase additional properties owned by the Partnership in and around Port Gamble. The Kitsap Forest & Bay Coalition has been working to obtain grants to acquire five separate parcels around Port Gamble for conservation.  To the extent any or all of these amounts result in payments to the Partnership, they will provide a meaningful source of liquidity for our environmental remediation activity. The potential receipt of these funds, however, is not reflected as an offset in our environmental remediation accrual, nor is it recorded as an asset.

The negotiations between the Partnership and DOE also included extensive discussions on a voluntary Natural Resource Damages (“NRD”) assessment entailing restoration projects on and around the former Pope & Talbot mill site.  These discussions were not conclusive and the parties agreed to end negotiations indefinitely.

Our current estimate of the Partnership’s share of Port Gamble cleanup is $13.6 million. Consistent with the methodology we have used in the past to estimate this liability, we used a Monte Carlo statistical simulation model to arrive at a mean value for a multi-variable set of clean-up scenarios. The Monte Carlo model suggests a potential aggregate range of clean-up cost from $11.5 million to $16.1 million, which corresponds to a two-standard-deviation range from the mean of possible outcomes generated by the simulation model. The environmental liability at June 30, 2013 includes an estimate of $464,000 that management expects to expend in the next 12 months, and $13.1 million thereafter.

In addition to the Port Gamble site, the Partnership has accrued an estimate of costs to remediate the site of a former leaking underground storage tank in the resort community of Port Ludlow, Washington.  Management is in the midst of discussions regarding plans for remediating the site, and we continue to closely monitor the project. As of June 30, 2013, we have accrued $89,000 in environmental remediation for the Port Ludlow site.

Activity in the environmental remediation liability accrual is detailed as follows:

	Balances at	Additions	Expenditures
	the Beginning	to	for	Balance at
(in thousands)	of the Period	Accrual	Remediation	Period-end
Year ended December 31, 2011	$1,933	$977	$707	$2,203
Year ended December 31, 2012	2,203	12,500	761	13,942
Quarter ended March 31, 2013	13,942		78	13,864
Quarter ended June 30, 2013	13,864		175	13,689	*
*$13.6 million is related to the Port Gamble remediation

General and Administrative (G&A)

G&A expenses increased to $1.2 million in the second quarter of 2013 from $1.0 million in the second quarter of 2012.  For the first half of the year, G&A expenses increased to $2.4 million in 2013 from $2.2 million in 2012. The increase from 2012 to 2013 for both the quarter and year-to-date periods was due to the combination of higher equity compensation expense driven by a strong unit price in 2013 relative to 2012 and professional fees incurred for non-recurring projects.

Interest Expense, Net

Interest expense, net includes an interest income and an interest expense component.  Interest income for the quarter ended June 30, 2013 was $5,000 compared to $6,000 in the corresponding period of 2012. Similarly, interest income for the first half of 2013 was $12,000 compared to $13,000 for the first half of 2012. Interest expense for the second quarter of 2013 of $520,000 remained the same as the second quarter of 2012. Similarly, for the first half of 2013 interest expense of $1.0 million remained the same as the first half of 2012.  Our debt structure has remained stable for the quarter and six months ended June 30, 2013 compared to the prior year periods, contributing to the stability of our interest expense.

The Partnership’s debt consists primarily of mortgage debt with fixed interest rates and an operating line of credit. In May 2012, we extended our $20.0 million operating line of credit held with Northwest Farm Credit Services (NWFCS) to August 1, 2015. The extended line of credit carries a variable interest rate that is based on the one-month LIBOR rate plus applicable margins that range between 1.75% and 2.75%. Unused commitment fees remain unchanged and range from 0.15% to 0.35%. Where we fall within these ranges depend on our covenant compliance reporting. The debt arrangement between the Partnership and NWFCS includes an annual rebate of a portion of interest expense paid in the prior year (patronage). This NWFCS patronage program is a feature common to all of this lender’s customer loan agreements. The patronage rebate received by the Partnership for 2012 was 75 basis points times qualifying weighted actual outstanding borrowings. As of June 30, 2013 and 2012, quarterly interest expense for each period was reduced by $68,000 and $54,000, respectively, due to the patronage accrual. For the six months ended June 30, 2013 and 2012, interest expense was reduced by $122,000 and $107,000, respectively, due to the patronage accrual.

 For the quarter ended June 30, 2013, $172,000 of interest expense was capitalized compared with $139,000 during the first quarter of 2012. Capitalized interest was $339,000 and $269,000 for the first six months of 2013 and 2012, respectively. These inter-period increases in capitalized interest when comparing 2013 to 2012 are attributable to a higher cumulative basis for those projects under active development as a result of increased capital expenditures associated with preparing parcels for sale in our Gig Harbor project.

Income Tax

The Partnership recorded a tax benefit of $2,000 and tax expense of $170,000 for the quarters ended June 30, 2013 and 2012, respectively. For the six months ended June 30, 2013, we recorded a tax benefit of $16,000 compared to tax expense of $134,000 for the first six months of 2012.

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

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

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

The Partnership’s debt agreements have covenants which are measured quarterly. Among the covenants measured is a requirement that the Partnership not exceed a maximum debt-to-total-capitalization ratio of 30%, with total capitalization calculated using fair market (vs. carrying) value of timberland, roads and timber. The Partnership is in compliance with this covenant as of June 30, 2013 and expects to remain in compliance for at least the next twelve months. The Partnership has a $20.0 million operating line of credit which had no balance drawn as of June 30, 2013.

Fund II has an $11.0 million timberland mortgage with MetLife Insurance Company. The mortgage is a non-amortizing 10-year loan with an interest rate of 4.85%. The agreement allows for, but does not require, annual principal payments of up to 10% of outstanding principal without incurring a make-whole premium.

The $8.3 million increase in cash generated for the six months ended June 30, 2013 compared to June 30, 2012 is explained in the following table:

	Six months	Six months
	ended	ended
(in thousands)	Jun-13	Jun-12	Change
Cash provided by operations	$17,010	$8,676	$8,334

Reforestation and roads	(853)	(712)	(141)
Buildings and equipment	(183)	(64)	(119)
Proceeds from fixed asset sale	-	33	(33)
Cash used in investing activities	(1,036)	(743)	(293)
Financing activities
Repayment of line of credit and long-term debt	(57)	(2,841)	2,784
Debt issuance costs	-	(28)	28
Cash distributions to unitholders	(3,999)	(3,528)	(471)
Cash from option exercises, net	-	12	(12)
Payroll taxes paid upon restricted unit vesting	(241)	(300)	59
Cash distributions to fund investors, net of
distributions to Partnership	(4,267)	(2,141)	(2,126)
Capital call - ORM Timber Funds, net of Partnership
contribution	137	118	19
Cash used in financing activities	(8,427)	(8,708)	281
Net increase (decrease) in cash and cash equivalents	$7,547	$(775)	$8,322

The increase in cash provided by operating activities of $8.3 million resulted primarily from an 19% increase in harvest volume and a $5.7 million conservation land sale in the second quarter of 2013.

Cash used in investing activities increased by $293,000 compared to the prior year due primarily to higher investments in reforestation and roads.

Cash used in financing activities decreased in the current year by $281,000 due primarily to greater repayments on debt in 2012, particularly the line of credit which was fully repaid in 2012.  This was, for the most part, offset by higher distributions to unitholders and the Fund’s investors in 2013.

We are currently managing three private equity timber funds, two of which are fully invested. The final close for Fund III occurred on July 31, 2012, with a total of $180 million of committed capital that we are working on placing over the next three years. Our co-investment obligation to Fund III is $9.0 million, which represents 5% of the equity capital raised. During the fourth quarter of 2012, Fund III acquired 19,000 acres of northern California timberland for a purchase price of $45.1 million with represented a deployment of 25% of the Fund III committed capital. As of June 30, 2013 $134 million of capital commitment remains which includes a remaining commitment to Fund III by the Partnership of nearly $7 million. The drawdown period for Fund III is the earlier of July 31, 2015 or when all of the committed capital is placed.

We receive distributions associated with each of our Fund co-investments which have totaled $4.2 million since we began receiving distributions from Fund I in 2007. In addition to these distributions, the Partnership receives management fees as outlined above. The following table summarizes co-investments made by the Partnership to date in the Funds as well as distributions received to date from each Fund.

		Co-Investment Life-to-Date
(in millions)	1st Acquisition	Commitment	Called Capital	Distributions Received
Fund I	Q4 2006	$12.4	$11.7	$1.3

Fund II	Q4 2009	16.9	16.7	2.8
Q2 2012 share issuance			0.4	0.1

Fund III	Q4 2012	9.0	2.3	-
Total		$38.3	$31.1	$4.2

Seasonality

Fee Timber. The Partnership owns 111,000 acres of timberland in western Washington and the Funds own collectively 80,000 acres of timberland in western Washington, northwestern Oregon and northern California. We are able to conduct year-round harvest activities on the 69,500-acre Hood Canal tree farm and 12,000 acres of the Funds’ properties because these properties are concentrated at low elevations. In contrast, Columbia tree farm’s 41,300 acres and the remaining 68,000 acres of the Funds’ ownership are at a higher elevation where harvest activities are generally not possible during the winter months because snow precludes access to the lands. Generally, we concentrate our harvests from the Hood Canal tree farm in those months when weather limits operations on other properties, thus taking advantage of reduced competition for log supply to our customers and improving prices realized. As such, when these various tree farms are combined, we can operate so that the pattern of quarterly volumes harvested is flatter than would be the case if looking at one tree farm in isolation.

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

Capital Expenditures and Commitments

Projected capital expenditures in 2013 are $15.0 million, of which $12.9 million relates to land development projects primarily in Gig Harbor. Projected capital expenditures are subject to permitting timetables, suitable weather for construction of such improvements, and progress towards closing on specific land transactions.

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

For a further discussion of our critical accounting policies and estimates see Accounting Matters in the Management Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2012. We have not adopted any new accounting policies or principles during the quarter or six months ended June 30, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The consolidated fixed-rate debt outstanding had a fair value of approximately $48.1 million and $50.1 million at June 30, 2013 and December 31, 2012, respectively, based on the prevailing interest rates for similar financial instruments. A change in interest rate on fixed-rate debt will affect the fair value of the Partnership’s debt, whereas a change in the interest rate on variable-rate debt will affect interest expense and cash flows payable by the Partnership. A hypothetical 1% change in prevailing interest rates would change the fair value of the Partnership's fixed-rate long-term debt obligations by $2.5 million. We are not subject to material foreign currency risk, derivative risk, or similar uncertainties.

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

We have certain environmental remediation liabilities associated with our Port Gamble and former Port Ludlow resort properties, and those liabilities may increase. We currently own certain real estate at Port Gamble on the Kitsap Peninsula and, up until mid-2001, owned real estate property within the resort community of Port Ludlow in Jefferson County in western Washington. In-water sediments on these properties were alleged to have been impacted by operations occurring prior to our acquisition of the properties at the time of our spinoff from Pope & Talbot, Inc. in 1985. However, as current owner of these properties, we have liability for the remediation of the conditions under Washington State’s Model Toxics Control Act (MTCA). We recently reached agreement in principle with the Washington State Department of Ecology (“DOE”) on the scope of work for the final portion of the environmental cleanup effort in Port Gamble Bay.  We also are negotiating with the other “potentially liable person”, the Washington State Department of Natural Resources (“DNR”), regarding allocation of the cleanup liabilities and costs.

While these negotiations are ongoing, management continues to monitor the Port Gamble and Port Ludlow cleanup processes closely. The $13.7 million remediation reserve as of June 30, 2013 represents our current estimate of the remaining cleanup cost and most likely outcome to various contingencies within both locations. These estimates are predicated upon a variety of factors, including the proportion of costs that would be allocated to us in comparison to those allocable to DNR or other parties, the actual amount of the ultimate cleanup costs, the cost of any litigation if we cannot reach a settlement with DNR, and the outcome of any such litigation. These liabilities are based upon a number of estimates and judgments that are subject to change as the project progresses. Mathematical simulations have been used to estimate the liability for the aforementioned matters and suggest a potential aggregate range of $11.5 million to $16.1 million which represents a two-standard-deviation range from the mean of possible outcomes generated by the modeling process used to estimate the liability. However, changes in any one or more of the factors upon which our estimates are based may have the effect of increasing the amount of our actual financial exposure or may require us to increase the amount of our remediation reserves, either of which would adversely affect our net income in the period in which the adjustment is made. Further, any litigation ensuing from this matter may have the effect of distracting management and other key personnel from the day to day operation of our business. These factors, alone or in combination with other challenges, may have a material adverse effect upon our assets, income and operations.

We have entered into real estate purchase and sale agreements that may not close on the projected timeline or at all. The Partnership has certain real estate purchase and sale arrangements that are subject to risk of delayed closing or expiration before closing. While we expect the agreements to come to fruition as agreed, delays in the entitlement process; change in buyer strategy; buyer access to funding; failure to reach consensus on deal points; or any number of risks could either preclude or delay closing. The sale of finished lots in our Gig Harbor project to homebuilders carries some incremental risk to closing based on either our ability to produce finished lots due to entitlement process or construction delays or the buyer’s ability to sell homes.

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

We benefit from certain tax treatment accorded to master limited partnerships, and if that status changes the holders of our units may realize less advantageous tax consequences. The Partnership is a Master Limited Partnership and is therefore not generally subject to U.S. federal income taxes. If a change in tax law (or interpretation of current tax law) caused the Partnership to become subject to income taxes, operating results would be adversely affected. We also have three taxable subsidiaries. The estimation of income tax expense and preparation of income tax returns requires complex calculations and judgments. We believe the estimates and calculations used in this process are proper and reasonable and more likely than not would be sustained under examination by federal or state tax authorities, however if a federal or state taxing authority disagreed with the positions we have taken, a material change in provision for income taxes, net income, or cash flows could result.

We and our customers are dependent upon active credit markets to fund operations. We sell logs from our Fee Timber segment to mills and log brokers that in most circumstances rely upon an active credit market to fund their operations. Our Real Estate sales are also often dependent upon credit markets in order to fund acquisitions. To the extent borrowing restrictions impinge on customers’ access to debt capital, we expect those customers to respond by reducing their expenditures, and those reductions may have the effect of directly reducing our revenues and of indirectly reducing the demand for our products. Any such outcomes could materially and adversely impact our results of operations, cash flows, and financial condition.

We are controlled by our managing general partner. As a limited partnership, substantially all of our day-to-day affairs are controlled by our managing general partner, Pope MGP, Inc. The board of directors of Pope MGP, Inc. serves as our board of directors, and by virtue of a stockholder agreement, each of the two individual shareholders of Pope MGP, Inc. have the ability to designate one of our directors and jointly appoint two others, with the fifth board position taken by our chief executive officer, who serves as a director by virtue of his executive position. Unitholders may remove the managing general partner only in limited circumstances, including, among other things, a vote by the holders of a two-thirds majority of the “qualified units,” which means the units that have been owned by their respective holders for at least five years prior to such vote. By virtue of the terms of our agreement of limited partnership, as amended, or “partnership agreement”, our managing general partner directly, and the general partner shareholders indirectly, have the ability to do the following: prevent or impede transactions that would result in a change of control of the Partnership; to prevent or, upon the approval of limited partners holding a majority of the units, to cause, the sale of the assets of the Partnership; and to cause the Partnership to take or refrain from taking certain other actions that one might otherwise perceive to be in the Partnership’s best interest. Under our partnership agreement, we are required to pay to Pope MGP, Inc. an annual management fee of $150,000, and to reimburse Pope MGP, Inc. for certain expenses incurred in managing our business.

We may incur losses as a result of natural disasters that may occur, or that may be alleged to have occurred, on our properties. Forests are subject to a number of natural hazards, including damage by fire, severe windstorms, insects and disease, flooding and landslides. Changes in global climate conditions may intensify these natural hazards. Severe weather conditions and other natural disasters can also reduce the productivity of timberlands and disrupt the harvesting and delivery of forest products. While damage from natural causes is typically localized and would normally affect only a small portion of our timberlands at any one time, these hazards are unpredictable and losses might not be so limited. While our timberlands are managed under the auspices of the Sustainable Forestry Initiative and management believes we follow sound forest management and risk mitigation procedures, and all forest operations meet or exceed the rules and regulations governing forest practices in Washington, Oregon and California, we cannot be certain that we will not be the subject of claims based on allegations that we acted improperly in managing our property. These claims may take the form of individual or class action litigation, regulatory or enforcement proceedings, or both. Any such claims could result in substantial defense costs and divert management’s attention from the ongoing operation of our business, and if any such claims were successful, may result in substantial damage awards, fines or civil penalties. Consistent with the practices of other large timber companies, we do not maintain insurance against loss of standing timber on our timberlands due to natural disasters.

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

Consolidation of sawmills in our geographic operating area may reduce competition among our customers, which could adversely affect our log prices. In the past we have experienced, and may continue to experience, consolidation of sawmills and other wood products manufacturing facilities in the Pacific Northwest. Because a portion of our cost of sales in our Fee Timber segment, which encompasses the Combined tree farms, consists of transportation costs for delivery of logs to domestic sawmills, it becomes increasingly expensive to transport logs over longer distances for sales in domestic markets. As a result, a reduction in the number of sawmills, or in the number of sawmill operators, may reduce competition for our logs, increase transportation costs, or both. These consolidations thus may have a material adverse impact upon our Fee Timber revenue or income and, as that segment has traditionally represented our largest business unit, upon our results of operation and financial condition as a whole. Any such material adverse impact on timber revenue and income as a result of regional mill consolidations will also indirectly affect our Timberland Management & Consulting segment in the context of raising capital for investment in Pacific Northwest-based timber funds.

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

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 6, 2013.

POPE RESOURCES,
A Delaware Limited Partnership

By:	POPE MGP, Inc.
Managing General Partner

By: /s/ David L. Nunes
David L. Nunes
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Thomas M. Ringo
Thomas M. Ringo
Vice President and CFO
(Principal Accounting and Financial Officer)