Form 10-Q
period 2013-09-30
POPE RESOURCES LTD PARTNERSHIP
filed 2013-11-06
CIK 784011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)Yes☐    No   ☒

Partnership units outstanding at September 30, 2013: 4,442,511

Pope Resources
Index to Form 10-Q Filing
For the Nine Months Ended September 30, 2013

P A R T I – FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
Pope Resources, a Delaware Limited Partnership
September 30, 2013 and December 31, 2012
(in thousands)

	2013	2012
ASSETS
Current assets
Partnership cash and cash equivalents	$5,932	$2,517
ORM Timber Funds cash and cash equivalents	1,128	1,262
Cash and cash equivalents	7,060	3,779
Accounts receivable, net	2,421	1,208
Land held for sale	9,078	1,179
Prepaid expenses and other	1,362	1,088
Total current assets	19,921	7,254
Properties and equipment, at cost
Timber and roads, net of accumulated depletion
of $90,887 and $82,094	175,221	183,287
Timberland	40,726	41,201
Land held for development	27,321	29,039
Buildings and equipment, net of accumulated
depreciation of $6,351 and $6,012	5,907	6,154
Total properties and equipment, at cost	249,175	259,681

Other assets	456	564
Total assets	$269,552	$267,499

LIABILITIES, PARTNERS' CAPITAL AND NONCONTROLLING INTERESTS
Current liabilities
Accounts payable	$1,905	$1,673
Accrued liabilities	4,285	2,866
Current portion of long-term debt	116	125
Deferred revenue	1,105	2,065
Other current liabilities	712	993
Total current liabilities	8,123	7,722
Long-term debt, net of current portion	57,628	43,710
Other long-term liabilities	13,249	13,426
Partners' capital and noncontrolling interests
General partners' capital (units issued and outstanding 60 and 60)	956	902
Limited partners' capital (units issued and outstanding 4,312 and 4,299)	67,108	63,321
Noncontrolling interests	122,488	138,418
Total partners' capital and noncontrolling interests	190,552	202,641
Total liabilities, partners' capital, and noncontrolling interests	$269,552	$267,499

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)  (Unaudited)
Pope Resources, a Delaware Limited Partnership
For the Three Months and Nine Months Ended September 30, 2013 and 2012
(in thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012

Revenue	$11,724	$14,595	$51,639	$41,189
Cost of sales	(7,769)	(7,037)	(28,718)	(22,157)
Operating expenses	(3,483)	(3,314)	(9,401)	(8,200)
Real estate environmental remediation	-	-	-	(12,500)
General and administrative expenses	(1,002)	(832)	(3,433)	(3,000)
Income (loss) from operations	(530)	3,412	10,087	(4,668)

Other expense
Interest expense, net	(385)	(352)	(1,083)	(1,120)

Income (loss) before income taxes	(915)	3,060	9,004	(5,788)
Income tax benefit (expense)	202	(201)	218	(335)
Net income (loss)	(713)	2,859	9,222	(6,123)

Net loss attributable to noncontrolling
interests - ORM Timber Funds	638	816	315	1,709
Net income (loss) attributable to unitholders	(75)	3,675	9,537	(4,414)
Other comprehensive income	-	-	-	-
Comprehensive income (loss) attributable to unitholders	$(75)	$3,675	$9,537	$(4,414)

Allocable to general partners	$(1)	$51	$131	$(61)
Allocable to limited partners	(74)	3,624	9,406	(4,353)
Comprehensive income (loss) attributable to unitholders	$(75)	$3,675	$9,537	$(4,414)

Basic and diluted earnings (loss) per unit attributable
to unitholders	$(0.03)	$0.81	$2.09	$(1.03)

Basic and diluted weighted average units outstanding	4,371	4,354	4,369	4,350

Distributions per unit	$0.55	$0.45	$1.45	$1.25

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Pope Resources, a Delaware Limited Partnership
Nine Months Ended September 30, 2013 and 2012
(in thousands)

	2013	2012
Net income (loss)	$9,222	$(6,123)
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depletion	8,700	7,214
Timber depletion on land sale	296	-
Real Estate project expenditures	(6,859)	(1,316)
Equity-based compensation	988	629
Depreciation and amortization	525	825
Deferred taxes	(262)	(124)
Cost of land sold	1,529	348
(Gain) loss on disposal of property and equipment	57	(2,752)
Cash flows from changes in operating accounts
Accounts receivable, net	(1,213)	646
Contracts receivable	72	184
Prepaid expenses and other current assets	(19)	17
Accounts payable and accrued liabilities	1,652	416
Deferred revenue	(960)	6
Environmental remediation	(441)	11,998
Other current and long-term liabilities	(12)	(38)
Net cash provided by operating activities	13,275	11,930

Cash flows from investing activities
Reforestation and roads	(1,399)	(1,003)
Buildings and equipment	(205)	(240)
Proceeds from sale of property and equipment	-	2,873
Net cash provided by (used in) investing activities	(1,604)	1,630

Cash flows from financing activities
Repayment of line of credit, net	-	(4,956)
Proceeds from issuance of long-term debt	14,000	-
Repayment of long-term debt	(91)	(25)
Payroll taxes paid on unit net settlements	(241)	(300)
Cash distributions to unitholders	(6,443)	(5,514)
Cash distributions - ORM Timber Funds, net of distributions to Partnership	(15,752)	(2,865)
Capital call - ORM Timber Funds, net of Partnership contribution	137	1,391
Other	-	(16)
Net cash used in financing activities	(8,390)	(12,285)

Net increase in cash and cash equivalents	3,281	1,275
Cash and cash equivalents at beginning of period	3,779	2,653
Cash and cash equivalents at end of period	$7,060	$3,928

See accompanying notes to condensed consolidated financial statements.

POPE RESOURCES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2013

1.
The condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012 and the related condensed consolidated statements of comprehensive income (loss) for the three- and nine-month periods and cash flows for the nine-month periods ended September 30, 2013 and 2012 have been prepared by Pope Resources, A Delaware Limited Partnership (the “Partnership”), pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements are unaudited, but, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2012, is derived from the Partnership’s audited consolidated financial statements and notes thereto for the year ended December 31, 2012, and should be read in conjunction with such financial statements and notes. The results of operations for the interim periods are not indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2013.

In December 2012, we changed the classification of certain Real Estate operating costs related to rental revenue to Real Estate cost of sales.  As such, we have reclassified $312,000 and $936,000 from operating expenses to cost of sales for the quarter and nine months ended September 30, 2012, respectively, to conform to the current year periods.  The reclassifications had no impact on total expenses or income from operations.

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

Pope Resources and ORMLLC together own 20% of Fund I and Fund II and 5% of Fund III. The Funds are consolidated into the Partnership’s financial statements based in part on ORMLLC’s controlling role as the general partner or managing member of the Funds. The Funds’ statements of operations for the quarters ended September 30, 2013 and 2012 reflect operating income of $134,000 and loss of $306,000, respectively. These operating results exclude management fees paid by the Funds to ORMLLC of $701,000 and $515,000 for the third quarters of 2013 and 2012, respectively, which are eliminated in consolidation. The Funds’ statements of operations for the nine months ended September 30, 2013 and 2012 reflect operating income of $2.4 million and loss of $8,000, respectively. These operating results exclude management fees paid by the Funds to ORMLLC of $2.1 million and $1.6 million for the nine months ended September 30, 2013 and 2012, respectively, which are eliminated in consolidation. The portion of these fees, among other items of income and expense, attributed to third-party investors is reflected as an adjustment to income in the Partnership’s Condensed Consolidated Statement of Comprehensive Income under the caption “Net loss attributable to noncontrolling interests - ORM Timber Funds.”

The Partnership’s condensed consolidated balance sheet included assets and liabilities of the Funds as of September 30, 2013 and December 31, 2012, which were as follows:

(in thousands)	September 30, 2013	December 31, 2012
Assets:
Cash	$1,128	$1,262
Other current assets	1,061	691
Total current assets	2,189	1,953
Timber, timberland and roads (net of $27,279 and $20,664 of accumulated depletion)	169,714	175,410
Other long-term assets	100	111
Total assets	$172,003	$177,474
Liabilities and equity:
Current liabilities excluding long-term debt	$1,697	$1,413
Current portion of long-term debt	11	34
Total current liabilities	1,708	1,447
Long-term debt	25,000	11,002
Total liabilities	26,708	12,449
Funds' equity	145,295	165,025
Total liabilities and equity	$172,003	$177,474

5.
In the presentation of the Partnership’s revenue and operating income (loss) by segment, all intersegment revenue and expense is eliminated to determine operating income (loss) reported externally. The following tables reconcile internally reported income (loss) from operations to externally reported income (loss) from operations by business segment, for the three and nine months ended September 30, 2013 and 2012:

	Fee Timber			Timberland
Three Months Ended	Pope Resources	ORM Timber	Total Fee	Management &	Real
September 30, (in thousands)	Timber	Funds	Timber	Consulting	Estate	Other	Consolidated
2013
Revenue internal	$5,167	$5,300	$10,467	$701	$1,454	$-	$12,622
Eliminations	(168)	-	(168)	(701)	(29)	-	(898)
Revenue external	4,999	5,300	10,299	-	1,425	-	11,724

Cost of sales	(2,374)	(4,475)	(6,849)	-	(920)	-	(7,769)

Operating, general and
administrative expenses internal	(1,231)	(1,386)	(2,617)	(649)	(1,087)	(1,030)	(5,383)
Eliminations	1	695	696	174	-	28	898
Operating, general and
administrative expenses external	(1,230)	(691)	(1,921)	(475)	(1,087)	(1,002)	(4,485)

Income (loss) from operations
internal	1,562	(561)	1,001	52	(553)	(1,030)	(530)
Eliminations	(167)	695	528	(527)	(29)	28	-
Income (loss) from operations
external	$1,395	$134	$1,529	$(475)	$(582)	$(1,002)	$(530)

2012
Revenue internal	$6,006	$3,499	$9,505	$515	$5,242	$-	$15,262
Eliminations	(140)	-	(140)	(515)	(12)	-	(667)
Revenue external	5,866	3,499	9,365	-	5,230	-	14,595

Cost of sales	(2,797)	(3,259)	(6,056)	-	(981)	-	(7,037)

Operating, general and
administrative expenses internal	(1,120)	(1,061)	(2,181)	(512)	(1,288)	(832)	(4,813)
Eliminations	12	515	527	140	-	-	667
Operating, general and
administrative expenses external	(1,108)	(546)	(1,654)	(372)	(1,288)	(832)	(4,146)

Income (loss) from operations
internal	2,089	(821)	1,268	3	2,973	(832)	3,412
Eliminations	(128)	515	387	(375)	(12)	-	-
Income (loss) from operations
external	$1,961	$(306)	$1,655	$(372)	$2,961	$(832)	$3,412

	Fee Timber			Timberland
Nine Months Ended	Pope Resources	ORM Timber	Total Fee	Management &	Real
September 30, (in thousands)	Timber	Funds	Timber	Consulting	Estate		Other	Consolidated
2013
Revenue internal	$24,924	$19,378	$44,302	$2,114	$7,898		$-	$54,314
Eliminations	(449)		(449)	(2,114)	(112)		-	(2,675)
Revenue external	24,475	19,378	43,853	-	7,786		-	51,639

Cost of sales	(10,394)	(15,235)	(25,629)	-	(3,089)		-	(28,718)

Operating, general and
administrative expenses internal	(3,378)	(3,888)	(7,266)	(1,939)	(2,784)		(3,520)	(15,509)
Eliminations	25	2,108	2,133	455	-		87	2,675
Operating, general and
administrative expenses external	(3,353)	(1,780)	(5,133)	(1,484)	(2,784)		(3,433)	(12,834)

Income (loss) from operations
internal	11,152	255	11,407	175	2,025		(3,520)	10,087
Eliminations	(424)	2,108	1,684	(1,659)	(112)		87	-
Income (loss) from operations
external	$10,728	$2,363	$13,091	$(1,484)	$1,913		$(3,433)	$10,087

2012
Revenue internal	$24,881	$10,854	$35,735	$1,603	$5,905		$-	$43,243
Eliminations	(415)	-	(415)	(1,603)	(36)		-	(2,054)
Revenue external	24,466	10,854	35,320	-	5,869		-	41,189

Cost of sales	(11,149)	(9,402)	(20,551)	-	(1,606)		-	(22,157)

Operating, general and
administrative expenses internal	(3,106)	(3,063)	(6,169)	(1,594)	(14,991	) *	(3,000)	(25,754)
Eliminations	36	1,603	1,639	415	-		-	2,054
Operating, general and
administrative expenses external	(3,070)	(1,460)	(4,530)	(1,179)	(14,991)		(3,000)	(23,700)

Income (loss) from operations
internal	10,626	(1,611)	9,015	9	(10,692)		(3,000)	(4,668)
Eliminations	(379)	1,603	1,224	(1,188)	(36)		-	-
Income (loss) from operations
external	$10,247	$(8)	$10,239	$(1,179)	$(10,728)		$(3,000)	$(4,668)

*Includes $12.5 MM of environmental remediation expense

6.
Basic and diluted earnings per unit are calculated by dividing net income attributable to unitholders, adjusted for non-forfeitable distributions paid out to unvested restricted unitholders and Fund II preferred shareholders, by the weighted average units outstanding during the period.

The following table shows how we arrived at basic and diluted income per unit:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
(in thousands, except per unit amounts)	2013	2012	2013	2012
Net income (loss) attributable to Pope Resources' unitholders	$(75)	$3,675	$9,537	$(4,414)
Less:
Net income attributable to unvested restricted unitholders	(39)	(144)	(402)	(71)
Fund II preferred share dividends	(4)	(4)	(12)	(12)
Net income (loss) for calculation of EPS	$(118)	$3,527	$9,123	$(4,497)

Weighted average units outstanding:
Basic	4,371	4,354	4,369	4,350
Dilutive effect of unit equivalents	-	-	-	-
Diluted	4,371	4,354	4,369	4,350

Earnings (loss) per unit: Basic	$(0.03)	$0.81	$2.09	$(1.03)
Earnings (loss) per unit: Diluted	$(0.03)	$0.81	$2.09	$(1.03)

As of September 30, 2013 and 2012 there were no options outstanding.

7.
In January 2013, the Partnership granted 30,200 restricted units pursuant to the management incentive compensation program. These restricted units vest ratably over four years with the grant date fair value equal to the market price on the date of grant. Simultaneous with the restricted unit grant to management, members of our Board of Directors received 6,000 restricted units. Restricted units granted to directors are not part of the management incentive compensation program, but are included in the calculation of total equity compensation expense. These awards to directors vest 50% on the third anniversary and 50% on the fourth anniversary of the date of grant. Total equity compensation expense is recognized over the shorter of the vesting period or the period from the date of grant to the point of retirement eligibility. We recognized $225,000 and $110,000 of equity compensation expense in the third quarter of 2013 and 2012, respectively, related to these incentive compensation programs. For the first nine months of 2013 and 2012, we recognized equity compensation expense of $988,000 and $629,000, respectively.

8.
Supplemental disclosure of cash flow information: interest paid, net of amounts capitalized, totaled $973,000 and $1.1 million for the nine months ended September 30, 2013 and 2012, respectively. During the nine months ended September 30, 2013 the Partnership received a net income tax refund of $172,000 compared to $261,000 paid during the nine months ended September 30, 2012.

9.
The Partnership’s financial instruments include cash and cash equivalents and accounts receivable, for which the carrying amount of each represents fair value based on current market interest rates or their short-term nature. Carrying amounts of contracts receivable, although long-term, also approximate fair value based on current market rates.

Fund II has a timberland mortgage with two tranches totaling $25 million with MetLife Insurance Company. The tranches are non-amortizing loans that both mature in September, 2020.  The original $11 million tranche bears interest at 4.85% and the additional tranche of $14 million that we added in August 2013 bears interest at 3.84%. The loan agreement allows for, but does not require, annual principal payments of up to 10% of outstanding principal without incurring a make-whole premium.

The Partnership’s and the Funds’ fixed-rate debt collectively have a carrying value of $57.7 million and $43.8 million as of September 30, 2013 and December 31, 2012, respectively.   The estimated fair value of this debt, based on current interest rates for similar instruments (Level 2 inputs in the Fair Value Hierarchy), is approximately $60.9 million and $50.1 million, as of September 30, 2013 and December 31, 2012, respectively.

10.
The Partnership, together with the State of Washington’s Department of Ecology (DOE), announced in March 2013 that the two parties had agreed in principle on the scope for the remaining environmental clean-up effort in and around Port Gamble Bay, a process that began in 2002.  In September 2013, the Partnership and DOE reached a tentative agreement on a draft consent decree and clean-up action plan.  The consent decree outlines the terms under which the Partnership will perform the environmental remediation.  It also details the protections that will be afforded the Partnership and any subsequent buyers of the Partnership-owned property from new actions brought by DOE for the same areas and chemical constituents, which include wood waste, carcinogenic polycyclic aromatic hydrocarbons (CPAH) (believed to be sourced from the bay’s creosote pilings) and dioxins.  Included in the consent decree are all Partnership-owned tidelands and state-owned tidelands, as well as submerged lands in the bay.  Additional testing for dioxins will be performed on the former mill site, town, and adjoining upland forests.  As these areas are analyzed further, they will be added to the consent decree.

The clean-up action plan outlines the actions necessary to perform the remediation.  These actions include dredging of the intertidal and sub-tidal sediments, removal of creosote pilings, and the placement of a layer of clean sand in certain locations.

The draft consent decree and clean-up action plan documents were released for a 30 day comment period starting on October 11, 2013.  Assuming there are no significant comments, the documents could be executed in December 2013 and become effective in February 2014.

Clean-up construction activities are expected to begin in the summer of 2015 following the issuance of the necessary permits from local, state, and federal agencies and could take several years to complete.  The total clean-up effort is estimated to cost $17 million.  We expect this cost will be shared by Pope Resources and the Washington State Department of Natural Resources (DNR), the other Potentially Liable Party as determined by DOE.  The Partnership and DNR have had preliminary discussions regarding how costs for the clean-up effort will be shared.

The Partnership had an accrual for estimated environmental remediation costs of $13.5 million as of September 30, 2013 and $13.9 million as of December 31, 2012. The environmental remediation liability represents primarily an estimate of the Partnership’s share of payments necessary to monitor and remedy certain areas in and around the town site and mill site at Port Gamble, Washington, and secondarily at Port Ludlow, Washington.

The environmental liability at September 30, 2013 includes an estimate of $455,000 that management expects to expend in the next 12 months and $13.0 million thereafter. In developing its estimate of the Port Gamble environmental liability, management has employed a Monte Carlo statistical simulation model that suggests a potential aggregate range of clean-up cost from $11.5 million to $16.1 million, which corresponds to a two-standard-deviation range from the mean of possible outcomes generated by the simulation model. This range may change as new information becomes available.

ITEM 2.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains a number of projections and statements about our expected financial condition, operating results, and business plans and objectives. These statements reflect management’s estimates based upon our current goals, in light of management’s knowledge of existing circumstances and expectations about future developments. Statements about expectations and future performance are “forward looking statements” which describe our goals, objectives and anticipated performance. These statements are inherently uncertain, and some or all of these statements may not come to pass. Accordingly, you should not interpret these statements as promises that we will perform at a given level or that we will take any or all of the actions we currently expect to take. Our future actions, as well as our actual performance, will differ from our current expectations, and under various circumstances these deviations may be material and adverse. Some of the factors that may cause our actual operating results and financial condition to fall short of our expectations are set forth in the part of this report entitled “Risk Factors” in PART II, ITEM 1A below. Some of the issues that may have an adverse and material impact on our business, operating results and financial condition include economic conditions that affect consumer demand for our products and the prices we receive for them both domestically and overseas, particularly in certain parts of Asia; our ability to consummate previously announced transactions, particularly within our Real Estate segment, and the net proceeds received upon the closing of those transactions; our ability to identify, and to estimate accurately the economic effects of, environmental and other liabilities associated with our assets and operations; government regulation that affects our ability to access our timberlands and harvest logs from those lands; the implications of indirect sales to overseas customers, including currency translation, regulatory and tax matters; the effect of financial market conditions on our investment portfolio and related liquidity; environmental and land use regulations that limit our ability to harvest timber and develop property; the impacts of climate change and natural disasters on our timberlands and on surrounding areas; and the potential impacts of fluctuations in foreign currency exchange rates as they affect demand for our products and customers’ ability to pay. From time to time we identify other risks and uncertainties in our other filings with the Securities and Exchange Commission. The forward-looking statements in this report reflect our estimates and expectations as of the date of the report, and we cannot undertake to update these statements as our business operations and environment change.

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

Our current strategy for adding timberland acreage is centered on our private equity timber fund business model. We have closed and invested capital from three timber funds, with assets under management totaling $233 million in value based on appraisals for Funds I and II as of December 31, 2012 and an appraisal for Fund III as of June 30, 2013. Our original 20% co-investments in Funds I and II, and our 5% co-investment in Fund III, which collectively totaled $31 million as of September 30, 2013, afford us a share of the Funds’ operating cash flows while also allowing us to earn asset management and timberland management fees, as well as potential future incentive fees, based upon the overall success of each fund. Management also believes that this strategy allows us to maintain more sophisticated expertise in timberland acquisition, valuation, and management more cost-effectively than could be maintained for the Partnership’s timberlands alone. We believe our co-investment strategy also enhances our credibility with existing and prospective investors by demonstrating that we have both an operational and a financial commitment to the Funds’ success.

We have closed on $180 million of committed capital for Fund III, $9 million of which represents our co-investment commitment.  In the fourth quarter of 2012 we acquired a property in northern California which represented our first acquisition with this committed capital.  As of September 30, 2013, $134 million of undrawn capital commitment remains which includes a commitment to Fund III by the Partnership of nearly $7 million.

The Funds are consolidated into our financial statements, but then income or loss attributable to equity owned by third parties is removed from consolidated results in our Condensed Consolidated Statements of Comprehensive Income (Loss) under the caption “Net loss attributable to non-controlling interests-ORM Timber Funds” to arrive at comprehensive income (loss) attributable to unitholders of the Partnership.

Land held for sale in western Washington by our Real Estate segment represents property that has been deemed suitable for residential and commercial building sites. The markets for these resources suffered during the global financial crisis along with regional and national markets, producing a decline in segment sales, and although we have announced a number of pending transactions that we expect to complete during the fourth quarter of 2013, the timing and success of those transactions cannot be assured. The challenge for our Real Estate segment centers around how and when to “harvest” a parcel of land and optimize value realization by selling the property, balancing the long-term risks and costs of carrying and developing a property against the potential for income and positive cash flows upon sale.

In September 2013, we entered into a purchase and sale agreement with a buyer who will acquire 36 finished lots from our Harbor Hill development in Gig Harbor, Washington for $4 million.  The agreement also contains an option for the buyer to acquire up to an additional 128 finished lots broken down in three phases of at least 36 lots each at amounts ranging from $115,000 to $127,000 per lot.

Third quarter highlights

•
Harvest volume was 16.1 million board feet (MMBF) in Q3 2013 compared to 17.1 MMBF in Q3 2012, a 6% decrease.  Harvest volume for the first nine months of 2013 was 69.4 MMBF compared to 61.8 MMBF for the first nine months of 2012, a 12% increase.   These harvest volume figures do not include two timber deed sales, one for 1.8 MMBF sold by one of our timber funds in 2013 and the other from a Partnership tree farm in Q2 2012 for 4.4 MMBF.  The harvest volume and log price realization metrics cited below also exclude these timber deed sales.

•
Fund properties contributed 53% of Q3 2013 harvest volume, compared to 41% in Q3 2012.  For the first nine months of 2013, Fund properties contributed 46% of harvest volume, compared to 34% for the first nine months of 2012.

•
Mix of harvest volume sold to export markets in Q3 2013 increased to 45% from 14% in Q3 2012, while the mix of harvest volume sold to domestic markets decreased to 36% in Q3 2013 from 71% in Q3 2012.  For the first nine months of 2013, the relative percentages of harvest volume sold to export and domestic markets were 33% and 49%, respectively, compared to 23% and 61% in 2012.

•
The percentage of total harvest comprised of Douglas-fir sawlogs dropped to 50% in Q3 2013 from 59% in Q3 2012, with a corresponding increase in the whitewood component to 28% in Q3 2013 from 25% in Q3 2012. Similarly, for the first nine months of 2013, the relative mix of Douglas-fir and whitewood was 61% and 20%, respectively, compared to 66% and 18% for the first nine months of 2012. This shift in species mix is consistent with the higher weighting of total harvest toward Fund properties in both 2013’s third quarter and year-to-date periods compared to the prior year.

•
Average realized log price per thousand board feet (MBF) was $591 in Q3 2013 compared to $525 per MBF in Q3 2012, a 13% increase.  For the first nine months of 2013, the average realized log price per MBF was $609 compared to $537 per MBF for the first nine months of 2012, also a 13% increase.

•
The $5.4 million of Real Estate development expenditures incurred at our Gig Harbor project enabled recognition of $448,000 of deferred profit on a Q4 2012 sale that is accounted for on a percentage-of-completion basis and sets the stage for expected further sales from this project later this year.

We expect our harvest volume for the full year 2013 to be between 88 and 90 MMBF, with the final total depending on log market conditions for the balance of the year. The projected split of this total annual harvest is approximately 54% from Partnership tree farms and 46% from Fund tree farms.  Generally speaking, we aim to set our annual Partnership tree farm harvest level at a long-term sustainable level, which approximates 44 MMBF based on our current timberland holdings.  During the depths of the housing downturn in 2008 through 2010, however, we deferred considerable harvest volume.  Now that markets appear to be recovering, we have been metering in that deferred volume.  With respect to Fund tree farms, our harvest targets are less guided by long-term sustainability models and more by ten-year harvest plans developed during property acquisition due diligence. These ten-year harvest plans are designed at a fund portfolio level to generate cash flows during the holding period with a view to optimizing total return over each Fund’s ten-year life.  Relative to the planned harvest level for the Fund tree farms, harvest volume was also deferred during the housing downturn, which we are also metering in as markets allow.

We anticipate that a number of land sales currently in the pipeline to close in the fourth quarter of 2013 will increase net income for 2013 significantly above 2012 levels.

RESULTS OF OPERATIONS

The following table reconciles and compares key revenue and cost elements that impacted our net income (loss) for the respective quarter and year-to-date periods ended September 30, 2013 and 2012.  In addition to the table’s numerical analysis, the explanatory text that follows the table describes in detail certain of these changes by business segment.

		Nine Months
	Quarter Ended	Ended
(in thousands)	September 30,	September 30,
Net income (loss) attributable to Pope Resources' unitholders:
2013 period	$(75)	$9,537
2012 period	3,675	(4,414)
Variance	$(3,750)	$13,951
Detail of variance:
Fee Timber
Log volumes (A)	$(552)	$4,075
Log price realizations (B)	1,061	4,998
Timber deed sales	253	(655)
Production costs	(619)	(3,592)
Depletion	(174)	(1,486)
Other Fee Timber	(95)	(488)
Timberland Management & Consulting	(103)	(305)
Real Estate
Land sales	(2,795)	1,835
Conservation easement sales	(985)	(985)
Timber depletion on land sale	22	(354)
Other Real Estate	215	(355)
Environmental remediation costs	-	12,500
General & administrative costs	(170)	(433)
Net interest expense	(33)	37
Other (taxes and noncontrolling interest)	225	(841)
Total variances	$(3,750)	$13,951

(A) Volume variance calculated by extending change in sales volume by the average log sales price for the comparison period.
(B) Price variance calculated by extending the change in average realized price by current period sales volume.

Fee Timber

Fee Timber results include operations from 111,000 acres of timberland owned by the Partnership and 80,000 acres of timberland owned by the Funds. Fee Timber revenue is earned primarily from the harvest and sale of logs from these timberlands which are located in western Washington, northwestern Oregon, and northern California, and to a lesser extent, from the ground leases for cellular communication towers, gravel mines and quarries, together with the sale of other resources from our timberlands. Our Fee Timber revenue is driven primarily by the volume of timber harvested and the average log price realized on the sale of that harvested timber. Our volume harvested is typically based on manufactured log sales to mills or log export brokers. We also occasionally sell rights to harvest timber (timber deed sale) from the Combined tree farms. During the second quarter of 2012, we executed a timber deed sale from the Partnership’s timberland, and in the second and third quarters of 2013, we sold volume under the terms of a much smaller timber deed sale from the Funds’ timberland. The metrics used to calculate volumes sold and average price realized during the reporting periods exclude the timber deed sales, except where called out as including it. Harvest volumes are generally expressed in million board feet (MMBF) increments and harvest revenue and related costs are generally expressed in terms of revenue or cost per thousand board feet (MBF). Fee Timber cost of sales, which consist predominantly of harvest, haul, and depletion costs, vary with harvest volume and the resulting revenue. Revenue and cost data related to harvest activities on timberland owned by the Funds are included in this discussion of operations.

When discussing our Fee Timber operations, we compare the current quarter results to both the previous quarter and the corresponding quarter of the prior year, as well as the current year-to-date results to the prior year-to-date. These comparisons provide an opportunity to note harvest and log price trends that affect Fee Timber operating results. Revenue and operating income for the Fee Timber segment for the quarters ended September 30, 2013, June 30, 2013, and September 30, 2012, were as follows:

(in millions) Quarter ended	Log Sale Revenue	Mineral, Cell Tower & Other Revenue	Total Fee Timber Revenue	Operating Income	Harvest Volume (MMBF)
Partnership tree farms	$4.6	$0.4	$5.0	$1.4	7.6
Funds' tree farms	4.8	0.5	5.3	0.1	8.5
Total Fee Timber September 30, 2013	$9.4	$0.9	$10.3	$1.5	16.1

Partnership tree farms	$8.1	$0.3	$8.4	$3.8	12.9
Funds' tree farms	8.6	0.1	8.7	1.4	14.0
Total Fee Timber June 30, 2013	$16.7	$0.4	$17.1	$5.2	26.9

Partnership tree farms	$5.5	$0.4	$5.9	$1.9	10.1
Funds' tree farms	3.5	-	3.5	(0.3)	7.0
Total Fee TimberSeptember 30, 2012	$9.0	$0.4	$9.4	$1.6	17.1

Comparing Q3 2013 to Q2 2013. Fee Timber revenue in Q3 2013 decreased $6.8 million, or 40%, from $17.1 million in Q2 2013 to $10.3 million in Q3 2013. This decrease was primarily attributable to a 40% decrease in harvest volume as well as a 5% decrease in realized log prices, which combined for a 44% decrease in the log sale component of revenue from Q2 2013 to Q3 2013. The decline in harvest volume is attributable to front-loading volume into the first half of 2013 due to strong markets. The market price for logs typically declines during the summer months when favorable weather conditions bring increased supply to the market, resulting in weaker prices. We will often throttle back our harvest operations during the third quarter, saving the volume for seasonally stronger markets during other times of the year.  This capability to vary our harvest plan seasonally is made possible because a high proportion of our Combined acres are at lower elevations. Partially offsetting the decrease in log sale revenue was a $135,000 increase in timber deed sale revenue from $118,000 in Q2 2013 to $253,000 in Q3 2013, all of which came from one of the Funds’ tree farms. Note that revenue from this timber deed sale is recognized as the timber is harvested and appears in the table above in the “Mineral, Cell Tower & Other Revenue” column.

Operating income of $1.5 million for Q3 2013 was $3.7 million, or 71%, lower than Q2 2013 primarily as a result of the aforementioned 40% decrease in harvest volume.  Cost of sales declined only 33%, or $3.4 million, from $10.2 million in Q2 2013 to $6.8 million in Q3 2013 due to a 19% increase in harvest, haul, and other costs on a per MBF basis due to more expensive logging systems employed during Q3 2013 versus Q2 2013.

Fee Timber revenue from the Funds decreased $3.4 million, or 39%, from $8.7 million in Q2 2013 to $5.3 million in Q3 2013 due to a 5.5 MMBF decrease in harvest volume and seasonally weaker log pricing, partially offset by the aforementioned $135,000 increase in revenue from a timber deed sale. These same factors caused operating income for the Funds to drop $1.3 million, or 91%, from $1.4 million in Q2 2013 to $134,000 in Q3 2013.

Comparing Q3 2013 to Q3 2012. Fee Timber revenue increased $934,000, or 10%, from $9.4 million in Q3 2012 to $10.3 million Q3 2013. The increase was the result of several offsetting factors; a decrease in volume of 1.0 MMBF from 17.1 MMBF in Q3 2012 to 16.1 MMBF in Q3 2013, an increase in realized log prices of $66/MBF, or 13%, from $525/MBF in Q3 2012 to $591/MBF in Q3 2013, and $253,000 of revenue generated from a timber deed sale which had no counterpart in Q3 2012. Revenue from timber deed sales appears in the table above in the “Mineral, Cell Tower & Other Revenue” column. The increase in realized log prices is attributable to stronger demand in both the export and domestic log markets compared to a year ago. Operating income declined $126,000, or 8%, from Q3 2012 to Q3 2013, in line with the 6% decrease in harvest volume.

Fee Timber revenue from the Funds increased $1.8  million, or 51%, from Q3 2012 to Q3 2013 on a 1.5 MMBF increase in harvest volume and the aforementioned $253,000 timber deed sale in Q3 2013, partially offset by weaker log prices. Operating income increased $440,000 from negative $306,000 in Q3 2012 to positive $134,000 in Q3 2013 due to the increase in revenue.

Revenue and operating income for the Fee Timber segment for the nine months ended September 30, 2013, and September 30, 2012, were as follows:

(in millions) Nine Months Ended	Log Sale Revenue	Mineral, Cell Tower & Other Revenue	Total Fee Timber Revenue	Operating Income	Harvest Volume (MMBF)
Partnership tree farms	$23.5	$1.0	$24.5	$10.7	37.4
Funds' tree farms	18.8	0.6	19.4	2.4	32.0
Total Fee Timber September 30, 2013	$42.3	$1.6	$43.9	$13.1	69.4

Partnership tree farms	$22.4	$2.1	$24.5	$10.2	40.6
Funds' tree farms	10.8	-	10.8	-	21.2
Total Fee Timber September 30, 2012	$33.2	$2.1	$35.3	$10.2	61.8

Comparing YTD 2013 to YTD 2012. Fee Timber revenue for the first nine months of 2013 increased by $8.5 million, or 24%, to $43.9 million from $35.3 million during the comparable period in 2012. The increase is attributable to increased log sale revenue due to stronger export and domestic log markets in 2013 relative to 2012 leading to a 7.6 MMBF, or 12%, increase in harvest volume, combined with a $72/MBF, or 13%, increase in realized log price. Partially offsetting the increased log sale revenue was a $637,000 decrease in revenue from timber deed sales from $1.0 million in the first nine months of 2012 to $371,000 in the first nine months of 2013, which is included in the “Mineral, Cell Tower & Other Revenue” column in the above table. These factors combined to lead to a $2.9 million, or 28%, increase in operating income in the first nine months of 2013 compared to the comparable period in 2012. The improved operating income would have been more pronounced if not for the Funds’ share of harvest volume increasing from 34% in the first nine months of 2012 to 46% in the first nine months of 2013, which led to an increase in depletion expense on a per MBF basis. The Funds’ tree farms have a higher basis and higher depletion rate as they were acquired more recently than the Partnership’s tree farms.

Log Volume

We harvested the following log volumes by species from the Combined tree farms, exclusive of the aforementioned timber deed sales, for the quarters ended September 30, 2013, June 30, 2013, and September 30, 2012:

Volume (in MMBF)		Quarter Ended
Sawlogs		Sep-13	% Total	Jun-13	% Total	Sep-12	% Total
	Douglas-fir	8.1	50%	15.7	58%	10.1	59%
	Whitewood	4.4	27%	6.1	23%	4.2	25%
	Cedar	0.5	3%	0.4	1%	0.2	1%
	Hardwood	0.6	4%	0.8	3%	0.4	2%
Pulpwood
	All Species	2.5	16%	3.9	15%	2.2	13%
Total		16.1	100%	26.9	100%	17.1	100%

Comparing Q3 2013 to Q2 2013. Harvest volume decreased 10.8 MMBF, or 40%, from 26.9 MMBF in Q2 2013 to 16.1 MMBF in Q3 2013. This is reflective of the third quarter typically being our lowest-volume quarter as generally favorable weather conditions allow for access to all elevations of timberland throughout the Pacific Northwest. This increase in log supply often leads to a decrease in log prices. Accordingly, we concentrate our harvest in periods when prices tend to be stronger.  Douglas-fir harvest volume, as a percent of overall harvest, decreased from 58% in Q2 2013 to 50% in Q3 2013, while whitewood harvest volume increased from 23% in Q2 2013 to 27% in Q3 2013. This shift in mix from Douglas-fir to whitewood is due to continued stable demand for whitewood from the China export market, which resulted in whitewood sawlog prices declining less than Douglas-fir sawlog prices during Q3 2013.

 Comparing Q3 2013 to Q3 2012. Harvest volume decreased by 1.0 MMBF, or 6%, from 17.1 MMBF in Q3 2012 to 16.1 MMBF in Q3 2013. This slight decrease is due to more pronounced front loading of harvest volume in the first half of 2013 when markets were generally stronger, compared to the first half of 2012. The share of Douglas-fir harvest volume decreased from 59% in Q3 2012 to 50% in Q3 2013. Correspondingly, all other species of sawlogs, as well as pulpwood, experienced small increases in their shares of harvest volume from Q3 2012 to Q3 2013. These changes in species mix are largely attributable to the mix of volume coming from Fund properties increasing from 41% in Q3 2012 to 53% in Q3 2013 and the mix of stands harvested in Q3 2013. The Funds’ tree farms have a heavier mix of whitewood relative to the Partnership’s tree farms.

We harvested the following log volumes by species from the Combined tree farms, exclusive of the aforementioned timber deed sales, for the nine months ended September 30, 2013, and September 30, 2012:

Volume (in MMBF)		Nine Months Ended
Sawlogs		Sep-13	% Total	Sep-12	% Total
	Douglas-fir	42.0	61%	40.5	65%
	Whitewood	14.1	20%	10.9	18%
	Cedar	1.3	2%	0.6	1%
	Hardwood	2.0	3%	1.9	3%
Pulpwood
	All Species	10.0	14%	7.9	13%
Total		69.4	100%	61.8	100%

Comparing YTD 2013 to YTD 2012. Harvest volume increased 7.6 MMBF, or 12%, in the first nine months of 2013 versus the corresponding period in 2012. The increase in volume is in response to a stronger domestic market that was cutting lumber for the improving U.S. housing market, as well as improved demand and pricing for logs from Asian export markets.  The slight shift in mix from Douglas-fir in 2012 to whitewood in 2013 is attributable to the decline in relative harvest volume off the Partnership’s timberland from 66% in 2012 to 54% in 2013 and commensurate increase in relative harvest volume off the Funds’ timberland from 34% in 2012 to 46% in 2013.

Log Prices

Logs from the Combined tree farms serve a number of different domestic and export markets, with domestic mills historically representing our largest market destination. This customer mix shifted in 2010, when log exporters in the Pacific Northwest began shipping more volume to China, which accepts lower quality logs, than had traditionally been exported to other markets such as Japan. As a result, significant volumes that theretofore had been sold to domestic mills instead flowed to the China market.  Following a surge in shipments to China in 2011, log inventories built up to a point where shipment volumes declined significantly during the first half of 2012.  With normalized inventory levels in China by the middle of 2012, demand from China has remained strong from mid-2012 through 2013, albeit at reduced levels from the peaks achieved in 2011, while demand from Japan has increased ahead of a boost  in that country’s consumption tax scheduled for April 2014.

We realized the following log prices by species for the quarters ended September 30, 2013, June 30, 2013, and September 30, 2012:

		Quarter Ended
		Sep-13	Jun-13	Sep-12
Average price realizations (per MBF):
Sawlogs
	Douglas-fir	$657	$697	$577
	Whitewood	615	620	486
	Cedar	1,087	1,253	1,087
	Hardwood	555	521	592
Pulpwood	All Species	252	265	273
Overall		591	620	525

The following table compares the dollar and percentage change in log prices from Q2 2013 and Q3 2012 to Q3 2013:

		Change to September 2013 from Quarter Ended
		Jun-13		Sep-12
		$/MBF	%	$/MBF	%
Sawlogs	Douglas-fir	$(40)	-6%	$80	14%
	Whitewood	(5)	-1%	129	27%
	Cedar	(166)	-13%	-	0%
	Hardwood	34	7%	(37)	-6%
Pulpwood	All Species	(13)	-5%	(21)	-8%
Overall		(29)	-5%	66	13%

Overall realized log prices in Q3 2013 were 5% lower than Q2 2013 and 13% higher than Q3 2012. The quarter-over-quarter decrease is attributable to typical seasonal patterns wherein higher log supply during the summer months leads to reduced prices, as evidenced by the decline in our realizations on the high-volume species of Douglas-fir and whitewood. The year-over-year increase in our overall realized log price is due to improved demand from both the export and domestic markets that has pushed up pricing for both Douglas-fir and whitewood sawlogs..

The following table compares realized log prices by species for the first nine months of 2013 and 2012, as well as the dollar and percentage change in log prices between the two periods:

		Nine Months Ended
		Sep-13			Sep-12
			∆ from Sep-13 to Sep-12
			$/MBF	%
Sawlogs	Douglas-fir	$678	$101	18%	$577
	Whitewood	610	116	23%	494
	Cedar	1,152	108	10%	1,044
	Hardwood	531	(63)	-11%	594
Pulpwood	All Species	269	(65)	-19%	334
Overall		609	72	13%	537

In the first nine months of 2013, our average overall delivered log price increased $72/MBF, or 13%, from the first nine months of 2012.  The overall average is heavily influenced by price movements for Douglas-fir and whitewood, where we saw significant increases due to stronger export and domestic markets in 2013 compared to 2012.  The significant changes in the prices for cedar and hardwood had only a small impact on the overall price because of their small share of our production mix, while a decrease in the price for pulpwood logs served to offset a portion of the increases realized on the Douglas-fir and whitewood sawlogs.

Douglas-fir: Douglas-fir is noted for its structural characteristics that make it generally preferable to other softwoods for construction grade lumber and plywood. Demand and price for Douglas-fir sawlogs have historically been driven largely by the level of new home construction in the United States. Since late 2010 the correlation between Douglas-fir sawlog prices and domestic housing starts has weakened with surging demand from China. The China export market softened late in 2011, a trend that continued through the first half of 2012 until log inventories were drawn down in China and higher export flows resumed later in the year. By the fourth quarter of 2012 the domestic housing market also had strengthened, causing the export and domestic markets to compete for the same logs. This trend has continued into 2013, albeit with typical seasonal effects. These factors served, on the one hand, to reduce the average price realized on Douglas-fir logs by $40/MBF, or 6%, in Q3 2013 compared to Q2 2013 and, on the other hand, increase the average price by $80/MBF, or 14%, when comparing Q3 2013 to Q3 2012. The same set of factors combined to cause the realized price to increase $101/MBF, or 18%, from the first nine months of 2012 to the first nine months of 2013.

Whitewood: Whitewood is a term used to describe several softwood species, but for us primarily refers to western hemlock. Though generally considered to be of a lower quality than Douglas-fir, these logs are also used for manufacturing construction grade lumber. Historically, there has been a modest export market for whitewood logs, with most of this volume going to Korea. Beginning in 2010 this changed as the China log export market demonstrated an appetite for softwood logs with little apparent express preference as to species. Seasonal factors resulted in whitewood prices decreasing during Q3 2013 by $5/MBF, or 1%, compared to Q2 2013, but stronger export and domestic markets led to an increase of $129/MBF, or 27%, when compared to Q3 2012.Stronger markets also increased the realized price by $116/MBF, or 23%, from the first nine months of 2012 to the first nine months of 2013.

Cedar: Cedar is a minor component in most timber stands in our region and is used generally to produce products for outdoor applications such as fencing, siding, and decking. Although there is a link between demand for these products and housing starts, this link is not as strong as with most other softwood species. Cedar prices declined $166/MBF, or 13%, from Q2 2013 to Q3 2013, as manufacturers were in more of an inventory building mode in Q2 2013 than they were in Q3 2013. Cedar prices were unchanged from Q3 2012 to Q3 2013, despite improved domestic housing starts. On a year-to-date basis, however, improved domestic housing starts drove a cedar price increase of $108/MBF, or 10%, from the first nine months of 2012 to the first nine months of 2013.

Hardwood: Hardwood is an ancillary product of Pacific Northwest conifer log harvest volume, and at times this product’s pricing will vary inversely to harvest volume in the region as market demand has been stable over time. Hardwood can refer to many different species, but on our tree farms primarily consists of red alder. The local mills that process red alder sawlogs are using the resource to manufacture lumber for use in furniture and cabinet construction, with a fairly significant proportion ending up as residual hardwood chips for pulp production. Given the relatively small volume of hardwood logs that we produce, quality variations can have a large impact on our price realizations as lower quality sawlogs generate a greater proportion of residual hardwood chips. As a result of stand attributes, hardwood prices increased by 7%, or $34/MBF, from Q2 2013 to Q3 2013. From Q3 2012 to Q3 2013, hardwood prices decreased by $37/MBF, or 6% due to increased harvest levels throughout the region in Q3 2013 compared to Q3 2012. In the first nine months of 2013, hardwood prices decreased $63/MBF, or 11%, from the first nine months of 2012 due to the increased supply of hardwood resulting from higher harvest volumes in the Pacific Northwest.

Pulpwood: Pulpwood is a lower quality conifer or hardwood log unsuitable for the manufacture of lumber, but useful to produce wood chips for the pulp and paper industry. During the recession, many timberland owners deferred harvest for several years as export market demand was at very low levels and domestic mills had severely curtailed operations. Since pulp mills rely on sawmill residuals and logs not suitable for lumber for their raw material, both of which were in short supply during the recession, they were forced to raise pulpwood prices to levels not seen since the 1990’s. With the closure of a major pulp mill in our operating area in the second quarter of 2012 and the increased production at local sawmills reflective of the rising domestic housing market, the purchasers of pulpwood have become less dependent on raw material from whole logs. Pricing for pulpwood has softened accordingly as less expensive woodchips from sawmill residuals were substituted for woodchips from logs. With the return in 2012 of more traditional pricing for pulpwood, our harvest planning reverted to a more customary log sort mix rather than emphasizing timber stands with a higher pulpwood mix. For Q3 2013, pulpwood prices were down $13/MBF, or 5%, and down $21/MBF, or 8%, from Q2 2013 and Q3 2012, respectively.  For the first nine months of 2013, pulpwood prices declined $65/MBF, or 19%, from the corresponding period in 2012.

Customers

The ultimate decision of whether to sell our logs into the export or domestic market is based on the net proceeds we receive after taking into account both the delivered log prices paid by a prospective customer and the cost to deliver logs to that customer. As such, realized log prices are influenced by marketing decisions predicated on net stumpage values rather than focusing exclusively on the delivered log price. Our reported log price realizations may reflect more our own proximity to customers rather than the broader log market.

The table below categorizes logs sold by customer type for the quarters ended September 30, 2013, June 30, 2013, and September 30, 2012:

	Q3 2013			Q2 2013			Q3 2012
	Volume			Volume			Volume
Destination	MMBF	%	Price	MMBF	%	Price	MMBF	%	Price
Export brokers	7.2	45%	$684	9.0	33%	$724	2.3	13%	$570
Domestic mills	6.4	40%	617	14.0	52%	652	12.6	74%	560
Pulpwood	2.5	15%	252	3.9	14%	265	2.2	13%	273
Subtotal	16.1	100%	591	26.9	100%	620	17.1	100%	525

Comparing Q3 2013 to Q2 2013. Volume sold to the export market increased to 45% of Q3 2013 volume compared to 33% of Q2 2013 volume. This increase in export market share corresponds to a mirror-image decline in domestic market share, the latter decreasing from 52% of Q2 2013 volume to 40% in Q3 2013. This shift from the domestic market to the export market was in response to continued strong, albeit seasonally weaker, export log market prices as charterers continued to fill a large number of breakbulk log ships during the third quarter. Export prices decreased by $40/MBF, or 6%, while domestic prices decreased by $35/MBF, or 5%, from Q2 2013. As a percentage of total volume harvested, our sales to the pulpwood market were nearly the same during the second and third quarters.

Comparing Q3 2013 to Q3 2012. Volume sold to export brokers as a percentage of total harvest increased to 45% in Q3 2013 from 13% for the corresponding period in the prior year, with a $114/MBF, or 20%, increase in realized price from this customer base. In contrast, volumes sold to domestic mills decreased to 40% of total volume in Q3 2013 compared to 74% in Q3 2012, notwithstanding a $57/MBF, or 10%, increase in realized price. The relative shift in volume from 2012 to 2013 is due to a niche opportunity in 2012 wherein we were able to sell high-grade, tight-grained Douglas-fir sawlogs to a domestic mill cutting lumber for Japan and the concurrent presence of soft log export markets. In 2013, the log export market has improved, and the niche opportunity in the domestic market did not exist, resulting in the change in customer mix. The price increases are the result of both the robust log export market and improving outlook for the U.S. housing market compared to the prior year period. Due to the mix of stands selected for harvest, the pulpwood share of volume increased slightly to 15% in Q3 2013 from 13% in the prior year, with a $21/MBF, or 8%, decrease in price. Local pulpwood markets were negatively impacted in 2012 by the closure of a regional pulp mill, thereby creating excess pulpwood inventories and driving down prices. The pulpwood market has also softened as sawmills have gradually increased production, thus increasing sawmill residuals, a lower cost source of supply for pulp mills compared to the purchase of whole logs.

The table below categorizes logs sold by customer type for the nine month periods ended September 30, 2013, and September 30, 2012:

	Nine Months Ended
	30-Sep-13			30-Sep-12
	Volume			Volume
Destination	MMBF	%	Price	MMBF	%	Price
Export brokers	23.1	33%	$696	14.3	23%	$588
Domestic mills	36.3	52%	648	39.6	64%	559
Pulpwood	10.0	15%	269	7.9	13%	334
Subtotal	69.4	100%	609	61.8	100%	537

Comparing YTD 2013 to YTD 2012. Volume sold to export brokers as a percentage of total harvest in the first nine months of 2013 increased to 33% compared to 23% during the corresponding period in 2012. Conversely, volume sold to domestic mills declined to 52% in the first nine months of 2013 compared to 64% during the corresponding period in 2012. This shift in mix is attributable to a stronger export market in 2013 versus 2012 and reduced impact in the domestic market from the niche opportunity that existed in 2012. Prices in the export market increased $108/MBF, or 18%, from the first nine months of 2012 to the first nine months of 2013. Domestic prices were also up $89/MBF, or 16%, from 2012 to 2013. In both cases, prices are higher due to improved demand in each of those markets versus a year ago. The market share of pulpwood logs increased nominally from 2012 to 2013 due to the mix of stands selected for harvest, despite a $65/MBF, or 19%, decrease in price from 2012 to 2013. The pulpwood price decline is attributable to the increased supply of wood chips available from sawmill residuals.

Cost of Sales

Cost of sales for the Fee Timber segment consists of harvest, haul, and harvest excise tax costs, along with depletion expense. These costs all vary directly with harvest volume. Harvest costs will also vary depending on terrain, with steeper slopes requiring more expensive cable logging systems and a high labor component, while more moderate slopes can be harvested utilizing mechanized equipment resulting in lower relative costs. Haul costs will also vary directly in proportion to the distance traveled from the logging site to the log-buying customer, and will reflect the impact of fuel cost variability. Taken together, harvest and haul costs represent by far the most significant direct costs incurred to convert standing timber into logs and deliver those logs to the point of sale. Harvest excise tax costs vary by state, with our typical volume-weighted average ranging from $10/MBF to $14/MBF.

Depletion expense represents the estimated cost of acquiring and growing the harvested timber. The applicable depletion rate is derived by dividing the sum of the aggregate cost of merchantable stands of timber (age 35 and older) and capitalized road expenditures by the estimated volume of merchantable timber available for harvest at the beginning of that year. The depletion rate is applied to the volume harvested in a given period to calculate depletion expense for that period. Because of the relatively recent acquisition dates of the Funds’ tree farms, the depletion rates associated with harvests from those properties are considerably higher than for harvests from the Partnership’s tree farms. Partnership depletion consists primarily of historical timber cost that has been owned by the Partnership, often for many decades, as well as the Columbia tree farm property that was acquired in 2001.

Fee Timber cost of sales for the quarters ended September 30, 2013, June 30, 2013, and September 30, 2012, was as follows, with the first table expressing these costs in total dollars and the second table on a per MBF basis:

(in thousands) Quarter ended	Harvest, Haul and Other	Depletion	Total Fee Timber Cost of Sales	Harvest Volume (MMBF)
Partnership tree farms	$1,952	$422	$2,374	7.6
Funds' tree farms	2,643	1,832	4,475	9.7	*
Total Fee Timber September 30, 2013	$4,595	$2,254	$6,849	17.3	*

Partnership tree farms	$2,774	$725	$3,499	12.8
Funds' tree farms	3,668	3,037	6,705	14.7	**
Total Fee Timber June 30, 2013	$6,442	$3,762	$10,204	27.5	**

Partnership tree farms	$2,197	$600	$2,797	10.1
Funds' tree farms	1,779	1,481	3,260	7.0
Total Fee Timber September 30, 2012	$3,976	$2,081	$6,057	17.1

* Volume includes 1.2 MMBF from timber deed sale.
** Volume includes 0.6 MMBF from timber deed sale

(Amounts per MBF) Quarter ended	Harvest, Haul and Other *	Depletion *	Total Fee Timber Cost of Sales *
Partnership tree farms	$258	$56	$313
Funds' tree farms	311	189	461
Total Fee Timber September 30, 2013	$286	$131	$398

Partnership tree farms	$217	$58	$274
Funds' tree farms	260	208	457
Total Fee Timber June 30, 2013	$240	$137	$372

Partnership tree farms	$217	$59	$276
Funds' tree farms	254	212	466
Total Fee Timber September 30, 2012	$234	$122	$356

* Timber deed sale volumes are excluded in the per MBF computation for harvest, haul and other costs but included in the per MBF computation for depletion and total cost of sales.

Comparing Q3 2013 to Q2 2013. Cost of sales decreased $3.4 million, or 33%, from Q2 2013 to Q3 2013. The decrease was primarily due to a 37% decrease in harvest volume – including the timber deed sales – from Q2 2013 to Q3 2013, partially offset by a 19% increase in per MBF harvest, haul, and other costs due to more expensive logging systems employed during the quarter. Depletion costs on a per MBF basis declined $6/MBF despite an increase in harvest mix from Fund properties from 53% in Q2 2013 to 56% in Q3 2013.  Depletion rates for the Funds’ tree farms are higher than depletion rates for the Partnership’s tree farms because the former were purchased more recently. However, the depletion rate for Fund properties declined from Q2 2013 to Q3 2013 due to the mix of volume from the Funds’ various tree farms.

Comparing Q3 2013 to Q3 2012. Cost of sales increased $793,000, or 13%, in Q3 2013 compared to the comparable period in 2012 due to a 23% increase in per MBF harvest, haul, and other costs resulting from more expensive logging systems employed in Q3 2013 versus Q3 2012. In addition, the mix of harvest volume from the Funds’ tree farms increased from 41% in Q3 2012 to 56% in Q3 2013, resulting in a 7% increase in the depletion rate as the Funds’ tree farms were acquired more recently relative to the Partnership’s tree farms. Finally, we experienced a 0.2 MMBF, or 1%, increase in harvest volume, inclusive of timber deed sale volumes, from Q3 2012 to Q3 2013.

Fee Timber cost of sales for the nine months ended September 30, 2013, and September 30, 2012, respectively, was as follows, with the first table expressing these costs in total dollars and the second table on a per MBF basis:

(in thousands) Nine Months Ended	Harvest, Haul and Other	Depletion	Total Fee Timber Cost of Sales	Harvest Volume (MMBF)
Partnership tree farms	$8,308	$2,086	$10,394	37.4
Funds' tree farms	8,621	6,614	15,235	33.8	*
Total Fee Timber September 30, 2013	$16,929	$8,700	$25,629	71.2	*

Partnership tree farms	$8,481	$2,668	$11,149	45.0	**
Funds' tree farms	4,856	4,546	9,402	21.2
Total Fee Timber September 30, 2012	$13,337	$7,214	$20,551	66.2	**

* Volume includes 1.8 MMBF from timber deed sale.
** Volume includes 4.4 MMBF from timber deed sale.

(Amounts per MBF) Nine Months Ended	Harvest, Haul and Other *	Depletion *	Total Fee Timber Cost of Sales *
Partnership tree farms	$222	$56	$278
Funds' tree farms	269	196	451
Total Fee Timber September 30, 2013	$244	$122	$360

Partnership tree farms	$209	$59	$248
Funds' tree farms	229	214	443
Total Fee Timber September 30, 2012	$216	$109	$310

* Timber deed sale volumes are excluded in the per MBF computation for harvest, haul and other costs but included in the per MBF computation for depletion and total cost of sales.

Comparing YTD 2013 to YTD 2012. Cost of sales increased $5.1 million, or 25%, in the first nine months of 2013 versus the comparable period in 2012 partly due to a $50/MBF, or 16%, increase in per MBF cost of sales due to several factors including a higher mix of Fund harvest volume in 2013 (47%) versus 2012 (32%) magnified by the Funds’ higher depletion rate; and higher per MBF harvest, haul, and other costs due to more expensive logging systems and hauling costs. Also contributing to the increase was a 5.0 MMBF, or 8%, increase in harvest volume, including timber deed sale volumes.

Operating Expenses

Fee Timber operating expenses include the cost of both maintaining existing roads and building temporary roads for harvesting, management expenses, and silviculture. For the quarters ended September 30, 2013, June 30, 2013, and September 30, 2012, operating expenses were $1.9 million, $1.7 million, and $1.7 million, respectively.  The percentage of operating expenses attributable to roads held fairly steady, at 33%, 35%, and 33%, respectively.

Fee Timber operating expenses for the nine months ended September 30, 2013 and 2012 were $5.1 million and $4.5 million, respectively.  The increase is attributable to increased road costs in 2013 versus 2012 due to higher harvest volume.  Road costs represented 34% of operating expenses in 2013 and 31% in 2012.

Timberland Management & Consulting

The TM&C segment primarily develops timberland investment portfolios on behalf of the Funds. As of September 30, 2013, the TM&C segment managed our three private equity timber funds, which own a combined 80,000 acres of commercial timberland in western Washington, northwestern Oregon and northern California with total assets under management of $233 million. During the third quarter of 2012, we completed the final close for Fund III, bringing total committed capital for that fund to $180 million, $9 million of which represents the Partnership’s co-investment. During the fourth quarter of 2012, Fund III acquired 19,000 acres of northern California timberland for a purchase price of $45.1 million, which represented a deployment of 25% of the Fund III committed capital.  The drawdown period for this Fund commenced on July 31, 2012 and will last for three years or until all of the committed capital is invested, whichever occurs first. The following table provides detail behind committed and called capital by the Funds as of September 30, 2013.

Invested Capital

	Total Fund		Co-investment
(in millions)	Commitment	Called Capital	Commitment	Called Capital
Fund I	$61.8	$58.5	$12.4	$11.7

Fund II	84.4	83.4	16.9	17.0

Fund III	180.0	45.8	9.0	2.3
Total	$326.2	$187.7	$38.3	$31.0

The Partnership received combined distributions from Funds I and II of $3.8 million and $692,000 for the nine months ended September 30, 2013 and 2012, respectively. Fund distributions are paid from available Fund cash, generated primarily from the harvest and sale of timber after paying all Fund expenses and management fees. During Q3 2013, Fund II made a special distribution of $14.1 million to its investors, financed by the closing of a $14 million timberland mortgage. The Partnership’s portion of this special distribution was $2.7 million, and is included in the $3.8 million of combined distributions received by the Partnership in the first nine months of 2013. In addition to distributions, the Partnership also earned investment and timberland management fees from the Funds which totaled $2.1 million and $1.6 million for the nine months ended September 30, 2013 and 2012 respectively. These fees are eliminated in consolidation because the Funds’ financial statements are consolidated with the Partnership’s.

 Revenue and expense generated through the management of the Funds is accounted for within the TM&C segment, but accounting guidance requires us to consolidate the Funds’ financial performance into our financial statements because the Partnership controls the Funds. As such, all fees earned by the TM&C segment associated with managing the Funds are eliminated in our consolidated financial statements. This fee revenue is an expense to the Fee Timber segment which is also eliminated when the Funds are consolidated into the Partnership’s financial statements. Funds I and II are owned 20% by the Partnership such that, in a look-through sense, 80% of these management fees are paid by third-party investors. Fund III is 5%-owned by the Partnership such that, again, in a look-through sense, 95% of these management fees are paid by third-party investors. That portion of fees attributable to third-party investors is reflected as a component of income in the Partnership’s Condensed Consolidated Statement of Comprehensive Income (Loss) under the caption “Net loss attributable to noncontrolling interests - ORM Timber Funds.”

Revenue and operating loss for the TM&C segment for the quarters ended September 30, 2013 and 2012 were as follows:

	Quarter Ended
(in thousands, except volume data)	Sep-13		Sep-12
Revenue internal	$701		$515
Intersegment eliminations	(701)		(515)
Revenue external	$-		$-

Operating income internal	$52		$3
Intersegment eliminations	(527)		(375)
Operating loss external	$(475)		$(372)

Harvest volume for Funds (MMBF)	9.7	*	7.0
Acres under management	80		61

* Volume includes 1.2 MMBF from timber deed sale.

Comparing Q3 2013 to Q3 2012. TM&C had no revenue for either of the third quarters in 2013 or 2012 after eliminating $701,000 and $515,000, respectively, of revenue earned by the Partnership from managing the Funds. The fees earned from managing the Funds include a variable component related to harvest volume from the Funds’ tree farms. The increase in revenue is due to a combination of the aforementioned acquisition in northern California by Fund III in Q4 2012, along with the lift in the Funds’ Q3 2013 harvest volume compared to Q3 2012, resulting in an increase in management fees generated from the Funds, all of which is eliminated in consolidation as described above.

Operating losses generated by the TM&C segment for the quarters ended September 30, 2013 and 2012 totaled $475,000 and $372,000, respectively, after eliminating revenue earned from managing the Funds as discussed above and eliminating some intersegment expense related to management of Fund properties. The increase in operating loss is attributable to growth in the scale of timber fund acres under management.

Revenue and operating loss for the TM&C segment for the year-to-date periods ended September 30, 2013 and 2012 were as follows:

	Nine Months Ended
(in thousands, except volume data)	Sep-13		Sep-12
Revenue internal	$2,114		$1,603
Intersegment eliminations	(2,114)		(1,603)
Revenue external	$-		$-

Operating income internal	$175		$9
Intersegment eliminations	(1,659)		(1,188)
Operating loss external	$(1,484)		$(1,179)

Harvest volume for Funds (MMBF)	33.8	*	21.2
Acres under management	80		61

* Volume includes 1.8 MMBF from timber deed sale.

Comparing YTD 2013 to YTD 2012. TM&C had no revenue for either of the YTD periods ended September 30, 2013 or 2012 after eliminating $2.1 million and $1.6 million, respectively, of revenue earned by the Partnership from managing the Funds. The fees earned from managing the Funds include a variable component related to harvest volume from the Funds’ tree farms. The increase in revenue is due to a combination of fees generated from the placement of capital for Fund III at the end of 2012, combined with the increase in the Funds’ 2013 harvest volume compared to 2012, which resulted in an increase in management fees generated from the Funds, all of which is eliminated in consolidation as described above.

Operating losses generated by the TM&C segment for the nine months ended September 30, 2013 and 2012 totaled $1.5 million and $1.2 million, respectively, after eliminating revenue earned from managing the Funds as discussed above and eliminating some intersegment expense related to management of Fund properties. The increase in operating loss is attributable to higher expenses due to an increase in timber fund acres under management, although on a per acre basis expenses have declined as we benefit from additional economies of scale in this business.

Real Estate

The Partnership’s Real Estate segment produces its revenue primarily from the sale of land within its 2,900-acre portfolio and sales of development rights and tracts from the Partnership’s timberland portfolio, together with residential and commercial property rents from our Port Gamble and Poulsbo properties. Real Estate holdings are located in the Washington counties of Pierce, Kitsap, and Jefferson with sales of land for this segment typically falling into one of three general types:

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

Real Estate revenue, gross margin and operating income (loss) details for the quarters ended September 30, 2013 and 2012 are displayed in the table below:

(in thousands, except acre and per acre amounts)
For the three months ended:			Operating		Revenue	Gross Margin
Description	Revenue	Gross margin	income (loss)	Acres Sold	per acre	per acre
Residential	$1,035	$448	*
Total land	1,035	448
Rentals	386	74
Other	4	(17)
September 30, 2013 Total	$1,425	$505	$(582)

Land underlying corporate office	$2,900	$2,726		2	$1,450,000	$1,363,000
Development rights (CE)	1,235	985		1,852	667	532
Unimproved land	719	474		204	3,525	2,324
Total land	$4,854	$4,185		2,058	$2,359	$2,034
Rentals	373	61
Other	3	3
September 30, 2012 Total	$5,230	$4,249	$2,961

* Percentage-of-completion income recognized on Q4 2012 multi-family sale

Comparing Q3 2013 to Q3 2012.  In December 2012, we closed on a $3.3 million sale of an 11.5-acre multi-family parcel from our 244-acre Harbor Hill project in Gig Harbor, Washington.  We had post-closing obligations in the form of road and infrastructure construction that precluded us from recognizing as revenue the entire sales price in 2012.  As such, we account for the sale on a percentage-of-completion basis as we satisfy the post-closing obligations in 2013. We recognized $1.0 million of revenue and $448,000 of gross margin on this transaction in the third quarter of 2013.  We anticipate completing all remaining post-closing obligations by the end of 2013 which we expect will result in the recognition of additional revenue of $524,000 and gross margin of $226,000 in the fourth quarter.  The Real Estate segment closed four land sales during the third quarter of 2012. These transactions included a sale of development rights, the sale of the 2-acres of land underlying our headquarters building in Poulsbo, and two unimproved land sales.

Real Estate operating expenses for the third quarter of 2013 were $1.1 million compared to $1.3 million for the comparable period in 2012.  This decrease resulted primarily from higher depreciation in the third quarter of 2012 associated with our former corporate office building.  Upon selling the underlying property in the third quarter of 2012, we decreased the remaining useful life of the building to represent the time remaining until we moved to our new facility in December 2012.  As a result, depreciation expense was $329,000 higher for the third quarter of 2012 compared to 2013.  This was offset partially by increases in costs associated with the master plan submission for Port Gamble’s town and mill site and costs related to long-term planning and development for other properties where entitlements have not yet been obtained.

Real Estate revenue, gross margin and operating income (loss) details for the nine months ended September 30, 2013 and 2012 are detailed in the table below:

(in thousands, except acre and per acre amounts)
For the nine months ended:			Operating			Revenue	Gross Margin
Description	Revenue	Gross margin	income (loss)		Acres Sold	per acre	per acre
Conservation land sale	$5,659	$4,196			2,330	$2,429	$1,801
Residential	1,192	516	*
Total land	6,851	4,712
Rentals	924	(5)
Other	11	(10)
September 30, 2013 Total	$7,786	$4,697	$1,913

Land underlying corporate office	$2,900	$2,726			2	$1,450,000	$1,363,000
Development rights (CE)	1,235	985			1,852	667	532
Unimproved land	731	486			205	3,566	2,371
Total land	$4,866	$4,197			2,059	$2,363	$2,038
Rentals	996	59
Other	7	7
September 30, 2012 Total	$5,869	$4,263	$(10,728)	**

* Percentage-of-completion income recognized on Q4 2012 multi-family sale
** Includes $12.5 million environmental remediation charge

Comparing YTD 2013 to YTD 2012. Real Estate closed on a 2,330-acre conservation land sale for $5.7 million during Q2 2013.  Results for 2013 also include $1.2 million of revenue and $516,000 of gross margin recognized on a percentage-of-completion basis for the 11.5 acre multi-family parcel sale mentioned above.  During the first nine months of 2012, the Real Estate segment closed on the sale of development rights, the sale of the land underlying our headquarters building on 2 acres in Poulsbo, two land sales, and an ingress/egress and utility easement.

The decrease in rental income was due to a reduction in square footage under lease to third parties.  This resulted from the purchase of our new corporate office building in the second quarter of 2011, which was fully leased to third parties in 2012, whereas only 60% of the building is currently leased to third parties following our move to our new corporate office building in the fourth quarter of 2012.

 Real Estate operating expenses for the first nine months of 2013 were $2.8 million compared to $15.0 million for the comparable period in 2012, where the 2012 total included an increase to the liability for environmental remediation of $12.5 million for our property in Port Gamble, Washington. Excluding this item, operating expenses increased by $293,000 from $2.5 million to $2.8 million.  This increase resulted primarily from costs associated with the master plan submission for Port Gamble’s town and mill site, as well as increases in costs related to long-term planning and development for other properties where entitlements have not yet been obtained, offset partially by lower depreciation expense following our move to our  new corporate headquarters building as described above.

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

Those properties that are for sale, under contract, and for which the Partnership has an expectation they will sell within the next 12 months, are classified on our balance sheet as a current asset under “Land Held for Sale”. The $9.1 million amount currently in Land Held for Sale reflects our expectation of three sales between now and the end of the third quarter of 2014, comprising 40 acres of residential lots and 14 acres of commercial lots from the Harbor Hill project in Gig Harbor, Washington.

Environmental Remediation

The Partnership had an accrual for estimated environmental remediation costs of $13.5 million as of September 30, 2013 and $13.9 million as of December 31, 2012. The environmental remediation liability primarily represents an estimate of the Partnership’s share of payments necessary to monitor and remedy certain areas in and around the town site and mill site at Port Gamble, Washington.  Secondarily, a small portion of the accrual represents an estimate of the Partnership’s costs to monitor and remedy a contaminated site at Port Ludlow, Washington.

The Partnership, together with the State of Washington’s Department of Ecology (DOE), announced in March 2013 that the two parties had agreed in principle on the scope for the remaining environmental clean-up effort in and around Port Gamble Bay, a process that began in 2002.  In September 2013, the Partnership and DOE reached a tentative agreement on a draft consent decree and clean-up action plan.  The consent decree outlines the terms under which the Partnership will perform environmental remediation in and around Port Gamble Bay.  It also details the protections that will be afforded the Partnership and any subsequent buyers of Partnership-owned property from new actions brought by DOE for the same areas and chemical constituents of concern.  The more important constituents include wood waste, carcinogenic polycyclic aromatic hydrocarbons (CPAH) (believed to be sourced from the bay's creosote pilings) and dioxins.  Included in the consent decree are all Partnership-owned tidelands and state-owned tidelands, as well as submerged lands in the bay.  Additional testing for dioxins will be performed on the former mill site, town, and adjoining upland forests.  As these areas are analyzed further, they will be added to the consent decree.

The clean-up action plan outlines the actions necessary to perform the remediation.  These actions include dredging of intertidal and sub-tidal sediments, removal of creosote pilings, and the placement of a layer of clean sand in certain areas.

The draft consent decree and clean-up action plan documents were released for a 30-day comment period starting on October 11, 2013.  Assuming there are no significant comments, the documents could be executed in December, 2013 and become effective in February 2014.

Clean-up construction is scheduled to begin in the summer of 2015 following issuance of the necessary permits from local, state, and federal agencies and could take several years to complete.  The clean-up effort is estimated to cost $17 million in total.  We expect this cost will be shared by Pope Resources and the Washington State Department of Natural Resources (DNR), the other Potentially Liabile Party as determined by DOE.  The Partnership and DNR have had preliminary discussions regarding how costs for the clean-up effort will be shared.

As part of the clean-up agreement, DOE will allocate $2.0 million for the removal of the Partnership’s sewer outfall that drains into Hood Canal and will also contribute about $2.0 million to assist in the acquisition of the Partnership’s nearly 500-acre shoreline block, which contains nearly two miles of shoreline on Port Gamble Bay. The DOE has an additional $5.0 million of legislatively approved funding with which it may purchase additional properties owned by the Partnership in and around Port Gamble. The Kitsap Forest & Bay Coalition has been working to obtain grants to acquire five separate parcels around Port Gamble Bay for conservation.  To the extent any or all of these amounts result in payments to the Partnership, they will provide a meaningful source of liquidity for our environmental remediation activity. The potential receipt of these funds, however, is not reflected as an offset in our environmental remediation accrual, nor is it recorded as an asset.

Our current estimate of the Partnership’s share of Port Gamble cleanup is $13.4 million. Consistent with the methodology we have used in the past to estimate this liability, we used a Monte Carlo statistical simulation model to arrive at a mean value for a multi-variable set of clean-up scenarios. The Monte Carlo model suggests a potential aggregate range of clean-up cost from $11.5 million to $16.1 million, which corresponds to a two-standard-deviation range from the mean of possible outcomes generated by the simulation model. The environmental liability at September 30, 2013 includes an estimate of $455,000 that management expects to expend in the next 12 months, and $13.0 million thereafter.

In addition to the Port Gamble site, the Partnership has accrued an estimate of costs to remediate the site of a former leaking underground storage tank in the resort community of Port Ludlow, Washington.  We continue to closely monitor the project and as of September 30, 2013, we have accrued $77,000 in environmental remediation for the Port Ludlow site.

Activity in the environmental remediation liability accrual is detailed as follows:

	Balances at	Additions	Expenditures
	the Beginning	to	for	Balance at
(in thousands)	of the Period	Accrual	Remediation	Period-end
Year ended December 31, 2011	$1,933	$977	$707	$2,203
Year ended December 31, 2012	2,203	12,500	761	13,942
Quarter ended March 31, 2013	13,942	-	78	13,864
Quarter ended June 30, 2013	13,864	-	175	13,689
Quarter ended September 30, 2013	13,689	-	188	13,501 *
*$13.4 million is related to the Port Gamble remediation

General and Administrative (G&A)

G&A expenses increased to $1.0 million in the third quarter of 2013 from $832,000 in the third quarter of 2012.  For the first nine months of the year, G&A expenses increased to $3.4 million in 2013 from $3.0 million in 2012. The increase from 2012 to 2013 for both the quarter and year-to-date periods was due to the combination of higher equity compensation expense driven by a strong unit price in 2013 relative to 2012 and professional fees incurred for non-recurring projects.

Interest Expense, Net

Interest expense, net includes interest income, interest expense and capitalized interest components.  Interest income for the quarter ended September 30, 2013 was $4,000 compared to $6,000 in the corresponding period of 2012. Similarly, interest income for the first nine months of 2013 was $16,000 compared to $19,000 for the first nine months of 2012. Interest expense for the third quarter of 2013 was $608,000 compared to $513,000 for the third quarter of 2012.  For the first nine months of 2013 interest expense was $1.7 million compared to1.6 million for the first nine months of 2012.  The slight increases for the quarter and year to date periods are due primarily to the new $14.0 million borrowing by Timber Fund II in August 2013.  Otherwise, our debt structure has remained stable for the quarter and nine months ended September 30, 2013 compared to the prior year periods, contributing to the stability of our interest expense.

For the quarter ended September 30, 2013, $219,000 of interest expense was capitalized compared to $155,000 for the third quarter of 2012.  Capitalized interest was $558,000 and $424,000 for the first nine months of 2013 and 2012, respectively.  These increases in capitalized interest are attributable to a higher cumulative basis for those projects under active development in our Gig Harbor project.

The Partnership’s debt consists primarily of mortgage debt with fixed interest rates and an operating line of credit. In May 2012, we extended our $20.0 million operating line of credit held with Northwest Farm Credit Services (NWFCS) to August 1, 2015. The extended line of credit carries a variable interest rate that is based on the one-month LIBOR rate plus applicable margins that range between 1.75% and 2.75%. Unused commitment fees remain unchanged and range from 0.15% to 0.35%. Where we fall within these ranges depend on our covenant compliance reporting. The debt arrangement between the Partnership and NWFCS includes an annual rebate of a portion of interest expense paid in the prior year (patronage). This NWFCS patronage program is a feature common to all of this lender’s customer loan agreements. The patronage rebate received by the Partnership in 2013 for 2012 borrowings was 75 basis points times qualifying weighted actual outstanding borrowings. Throughout the year, we accrue an estimate of the patronage rebate that we expect to receive early in the following year. Interest expense was reduced by $54,000 in the third quarter of both 2013 and 2012 for the patronage accrual. For the nine months ended September 30, 2013 and 2012, interest expense was reduced by $176,000 and $161,000, respectively, due to the patronage accrual.

Income Tax

The Partnership recorded a tax benefit of $202,000 and tax expense of $201,000 for the quarters ended September 30, 2013 and 2012, respectively. For the nine months ended September 30, 2013, we recorded a tax benefit of $218,000 compared to tax expense of $335,000 for the first nine months of 2012.

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

Noncontrolling interests-ORM Timber Funds

The line item “Net loss attributable to noncontrolling interests-ORM Timber Funds” represents the combination of the 80% portion of the net loss for Funds I and II which is attributable to third-party owners plus 95% of the net loss of Fund III that is similarly attributable to third-party owners of that Fund.

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

The Partnership’s debt agreements have covenants which are measured quarterly. Among the covenants measured is a requirement that the Partnership not exceed a maximum debt-to-total-capitalization ratio of 30%, with total capitalization calculated using fair market (vs. carrying) value of timberland, roads and timber. The Partnership is in compliance with this covenant as of September 30, 2013 and expects to remain in compliance for at least the next twelve months. The Partnership has a $20.0 million operating line of credit which had no balance drawn as of September 30, 2013.

Fund II has a timberland mortgage comprised of two tranches totaling $25 million with MetLife Insurance Company. The tranches are non-amortizing and mature in September 30, 2020.  The original $11 million tranche bears interest at 4.85% per year and the additional $14 million tranche that we added in August 2013 bears interest at 3.84% per year. The loans allow for, but do not require, annual principal payments of up to 10% of outstanding principal without incurring a make-whole premium.

The $2.0 million increase in cash generated for the nine months ended September 30, 2013 compared to September 30, 2012 is explained in the following table:

	Nine months	Nine months
	ended	ended
(in thousands)	Sep-13	Sep-12	Change
Cash provided by operations	$13,275	$11,930	$1,345

Reforestation and roads	(1,399)	(1,003)	(396)
Buildings and equipment	(205)	(240)	35
Proceeds from sale of property and equipment	-	2,873	(2,873)
Cash provided by (used in) investing activities	(1,604)	1,630	(3,234)
Financing activities
Repayment of line of credit and long-term debt	(91)	(4,981)	4,890
Proceeds from issuance of long-term debt	14,000	-	14,000
Debt issuance costs	-	(28)	28
Cash distributions to unitholders	(6,443)	(5,514)	(929)
Cash from option exercises, net	-	12	(12)
Payroll taxes paid upon restricted unit vesting	(241)	(300)	59
Cash distributions to fund investors, net of
distributions to Partnership	(15,752)	(2,865)	(12,887)
Capital call - ORM Timber Funds, net of Partnership
contribution	137	1,391	(1,254)
Cash used in financing activities	(8,390)	(12,285)	3,895
Net increase (decrease) in cash and cash equivalents	$3,281	$1,275	$2,006

The increase in cash provided by operating activities of $1.3 million resulted primarily from a 12% increase in harvest volume and an increase in real estate sales in 2013 compared to 2012.

Cash provided by investing activities in 2012 included $2.9 million in proceeds from the sale of the land underlying our former corporate headquarters building.  Excluding this, cash used in investing activities during 2013 increased by $361,000 compared to 2012 due primarily to greater investments in reforestation and roads.

Cash used in financing activities decreased in the current year by $3.9 million due primarily to greater repayments on debt in 2012, particularly the line of credit which was fully repaid in 2012.  This decrease in debt repayment was, for the most part, offset by higher distributions to unitholders and the Fund’s investors in 2013.  The proceeds of the new $14.0 million tranche of Fund II’s timberland mortgage loan were used to fund a distribution to investors in Fund II, of which the Partnership’s pro-rata share was $2.7 million.

We are currently managing three private equity timber funds, two of which are fully invested. The final close for Fund III occurred on July 31, 2012, with a total of $180 million of committed capital that we are working on placing over the next three years. Our co-investment obligation to Fund III is $9.0 million, which represents 5% of the equity capital raised. During the fourth quarter of 2012, Fund III acquired 19,000 acres of northern California timberland for a purchase price of $45.1 million with represented a deployment of 25% of the Fund III committed capital. As of September 30, 2013 $134 million of capital commitment remains which includes a remaining commitment to Fund III by the Partnership of nearly $7 million. The drawdown period for Fund III is the earlier of July 31, 2015 or when all of the committed capital is placed.

We receive distributions associated with each of our Fund co-investments which have totaled $6.9 million since we began receiving distributions from Fund I in 2007. In addition to these distributions, the Partnership receives management fees as outlined above. The following table summarizes co-investments made by the Partnership to date in the Funds as well as distributions received to date from each Fund.

		Co-Investment Life-to-Date
(in millions)	1st Acquisition	Commitment	Called Capital	Distributions Received
Fund I	Q4 2006	$12.4	$11.7	$1.3

Fund II	Q4 2009	16.9	17.0	5.6

Fund III	Q4 2012	9.0	2.3	-
Total		$38.3	$31.0	$6.9

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

Capital Expenditures and Commitments

Projected capital expenditures in 2013 are $14.4 million, of which $12.1 million relates to land development projects primarily in Gig Harbor. Projected capital expenditures are subject to permitting timetables, suitable weather for construction of such improvements, and progress towards closing on specific land transactions.

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

For a further discussion of our critical accounting policies and estimates see Accounting Matters in the Management Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2012. We have not adopted any new accounting policies or principles during the quarter or nine months ended September 30, 2013.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The consolidated fixed-rate debt outstanding had a fair value of approximately $60.9 million and $50.1 million at September 30, 2013 and December 31, 2012, respectively, based on the prevailing interest rates for similar financial instruments. A change in interest rate on fixed-rate debt will affect the fair value of the Partnership’s debt, whereas a change in the interest rate on variable-rate debt will affect interest expense and cash flows payable by the Partnership. A hypothetical 1% change in prevailing interest rates would change the fair value of the Partnership's fixed-rate long-term debt obligations by $3.4 million. We are not subject to material foreign currency risk, derivative risk, or similar uncertainties.

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

We have certain environmental remediation liabilities associated with our Port Gamble and former Port Ludlow resort properties, and those liabilities may increase. We currently own certain real estate at Port Gamble on the Kitsap Peninsula and, up until mid-2001, owned real estate property within the resort community of Port Ludlow in Jefferson County in western Washington. In-water sediments on these properties were alleged to have been impacted by operations occurring prior to our acquisition of the properties at the time of our spinoff from Pope & Talbot, Inc. in 1985. However, as current owner of these properties, we have liability for the remediation of the conditions under Washington State’s Model Toxics Control Act (MTCA). We recently reached an agreement with the Washington State Department of Ecology (“DOE”) on a draft consent decree and clean-up action plan for the environmental remediation effort in Port Gamble Bay.  Together, these documents outline the terms under which the Partnership will conduct environmental remediation as well as the specific clean-up activities to be performed. We are also negotiating with the other “potentially liable person”, the Washington State Department of Natural Resources (“DNR”), regarding allocation of the cleanup liabilities and costs.

While these negotiations are ongoing, management continues to monitor the Port Gamble and Port Ludlow cleanup processes closely. The $13.5 million remediation reserve as of September 30, 2013 represents our current estimate of the remaining cleanup cost and most likely outcome to various contingencies within both locations. These estimates are predicated upon a variety of factors, including the proportion of costs that would be allocated to us in comparison to those allocable to DNR or other parties, the actual amount of the ultimate cleanup costs, the cost of any litigation if we cannot reach a settlement with DNR, and the outcome of any such litigation. These liabilities are based upon a number of estimates and judgments that are subject to change as the project progresses. Mathematical simulations have been used to estimate the liability for the aforementioned matters and suggest a potential aggregate range of $11.5 million to $16.1 million which represents a two-standard-deviation range from the mean of possible outcomes generated by the modeling process used to estimate the liability. However, changes in any one or more of the factors upon which our estimates are based may have the effect of increasing the amount of our actual financial exposure or may require us to increase the amount of our remediation reserves, either of which would adversely affect our net income in the period in which the adjustment is made. Further, any litigation ensuing from this matter may have the effect of distracting management and other key personnel from the day to day operation of our business. These factors, alone or in combination with other challenges, may have a material adverse effect upon our assets, income and operations.

We have entered into real estate purchase and sale agreements that may not close on the projected timeline or at all. The Partnership has certain real estate purchase and sale arrangements that are subject to risk of delayed closing or expiration before closing. While we expect the agreements to come to fruition as agreed, including a number of transactions that are slated to conclude in the fourth quarter of 2013, a variety of factors may cause us to experience delays in closing, a change in sale proceeds, or a failure to close.  These factors include delays in the entitlement process; change in buyer strategy; buyer access to funding; failure to reach consensus on deal points; or any number of risks could either preclude or delay closing. The sale of finished lots in our Gig Harbor project to homebuilders carries some incremental risk to closing based on either our ability to produce finished lots due to entitlement process or construction delays or the buyer’s ability to sell homes.

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

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 6, 2013.

POPE RESOURCES,
A Delaware Limited Partnership

By:	POPE MGP, Inc.
Managing General Partner

By: /s/ David L. Nunes
David L. Nunes
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Thomas M. Ringo
Thomas M. Ringo
Vice President and CFO
(Principal Accounting and Financial Officer)