Form 10-K
period 2013-12-31
POPE RESOURCES LTD PARTNERSHIP
filed 2014-03-06
CIK 784011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K
(Mark one)
X	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the fiscal year ended December 31, 2013
or
__	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to________

Commission File No. 1-9035

Pope Resources, A Delaware Limited Partnership
(Exact name of registrant as specified in its charter)

Delaware	91-1313292
(State of Organization)	(IRS Employer I.D. No.)

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

Large Accelerated Filer ☐	Accelerated Filer ☒
Non-Accelerated Filer ☐(Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act). Yes ☐ No ☒

At June 30, 2013, the aggregate market value of the non-voting equity units of the registrant held by non-affiliates was approximately $223,501,000.

The number of the registrant’s limited partnership units outstanding as of February 17, 2014 was 4,452,511.

Documents incorporated by reference: None

PART I

Item 1.             BUSINESS

OVERVIEW

When we refer to the “Partnership,” the “Company,” “we,” “us,” or “our,” we mean Pope Resources, A Delaware Limited Partnership and its consolidated subsidiaries. References to notes to the financial statements refer to the Notes to the Consolidated Financial Statements of Pope Resources, A Delaware Limited Partnership included in Item 8 of this form. The Partnership was formed in 1985 as a result of the spinoff of certain timberlands and development properties from Pope & Talbot, Inc.

The Partnership currently operates in three primary business segments: (1) Fee Timber, (2) Timberland Management & Consulting (TM&C), and (3) Real Estate. Fee Timber operations consist of growing and harvesting timber from the 201,000 acres that we own or co-own with our timber fund investors as tree farms. Activities in the Timberland Management & Consulting segment are centered on raising and investing capital from third parties for private equity timber funds, and thereafter managing those funds. Our Real Estate segment’s operations are focused on a portfolio of approximately 2,900 acres in the west Puget Sound region of Washington. This segment’s activities consist of efforts to enhance the value of our land by obtaining the entitlements and, in some cases, building the infrastructure necessary to enable further development. Further segment financial information is presented in Note 10 to our consolidated financial statements included in this report. Copies of the Partnership’s reports filed or furnished under the Securities Exchange Act, including our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, and all amendments to these reports, are available free of charge at www.poperesources.com. The information contained in or connected to our web site is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report filed with or furnished to the Securities and Exchange Commission. The public may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site at www.sec.gov that also contains our current and periodic reports and all of our other securities filings.

DESCRIPTION OF BUSINESS SEGMENTS

Fee Timber

Operations. As indicated above, our Fee Timber operations consist primarily of growing, harvesting, and marketing timber. Delivered log sales to domestic manufacturers and export brokers represent the overwhelming majority of Fee Timber revenue, but we also occasionally sell rights to harvest timber (timber deed sale) from the Combined tree farms.  In addition, our tree farms generate revenue from ground leases for cellular communication towers, gravel mines and quarries. The 201,000 timberland acres that we own or manage under the banner of this segment break down into two categories. The first of these categories consists of the approximately 69,200-acre Hood Canal tree farm, located in the Hood Canal area of Washington, and the 41,300-acre Columbia tree farm located in southwest Washington. Management views the Hood Canal and Columbia tree farms as the Partnership’s core holdings, and manages them as a single operating unit. When we refer to these two tree farms we will describe them as the “Partnership’s tree farms”. We have owned the Hood Canal tree farm, substantially as currently comprised, since our formation in 1985, while we acquired the bulk of the Columbia tree farm in 2001.

This segment also includes as a second category the operations of ORM Timber Fund I, LP (Fund I), ORM Timber Fund II, Inc. (Fund II), and ORM Timber Fund III (REIT), Inc. (Fund III), which are consolidated into our financial statements.  When referring to all the Funds collectively, depending on context, we will use the designations “Fund” or “the Funds” interchangeably.  The Funds’ assets consist of 91,000 acres of timberland located in western Washington, northwestern Oregon and northern California. Fund I acquired 24,000 acres of timberland in 2006, Fund II acquired its 37,000 acres of timberland in 2009 and 2010. Fund III acquired 19,000 acres of northern California timberland in the fourth quarter of 2012 and 11,000 acres in southwest Washington in December 2013. We will refer to tree farms owned by the Funds as “Fund tree farms”. The Partnership’s ownership interest in both Funds I and II is 20% and is 5% with respect to Fund III.

When referring to the Partnership and Fund tree farms together we will refer to them as the “Combined tree farms”. When referring to the combination of the Partnership’s tree farms and the aggregate proportion of each of the Funds owned by the Partnership, we will refer to the sums as “Look-through totals”.  Our Fee Timber segment produced 79%, 84%, and 92% of our consolidated revenue in 2013, 2012, and 2011, respectively.

Inventory. Timber volume is generally expressed in thousand board feet (MBF) or million board feet (MMBF). In the discussion below, merchantable volume, productive acres and projected harvest level data for the Partnership’s tree farms is presented separately from that of the Funds’ tree farms, in addition to presentation of merchantable volume, productive acres and harvest level data on a Look-through basis. On our Washington and Oregon tree farms, we define “merchantable volume” to mean timber inventory in productive stands that are 35 years of age and older.  On our California tree farm, which has historically utilized uneven age management wherein stands consist of trees of a variety of age classes, we classify merchantable volume based on the tree’s diameter at breast height (DBH).  Trees with a DBH greater than or equal to 16 inches are considered merchantable and less than 16 inches are considered pre-merchantable.  Accordingly, merchantable volume from our California tree farm is reflected in the tables below as “16+”.

In addition, volume on the California tree farm is measured using “short-log” scale, as opposed to the “long-log” scale that is used on our Washington and Oregon tree farms. To make aggregate volume data more meaningful and relevant on the following tables, we have converted the California tree farm’s volume from short-log scale to long-log scale by multiplying the short-log volume by 0.87.

Partnership merchantable volume (in MMBF) as of December 31:
	2013
Merch Class	Sawtimber	Pulpwood	Total	2012 Total
35 to 39 yrs.	93	24	117	101
40 to 44 yrs.	60	11	71	68
45 to 49 yrs.	32	6	38	35
50 to 54 yrs.	4	2	6	5
55 to 59 yrs.	6	2	8	12
60 to 64 yrs.	13	1	14	16
65+ yrs.	30	5	35	52
	238	51	289	289

Total merchantable inventory on the Partnership’s tree farms was unchanged at 289 MMBF for both 2012 and 2013. Decreases related to 2013 harvest volume of 49 MMBF and 9 MMBF of volume from land sold during the year were offset by growth on the merchantable inventory, shifts in age-class layers, and net changes resulting from ongoing cruising.

Fund merchantable volume (in MMBF) as of December 31:
	2013
Merch Class	Sawtimber	Pulpwood	Total	2012 Total
35 to 39 yrs.	114	9	123	95
40 to 44 yrs.	105	7	112	97
45 to 49 yrs.	64	3	67	53
50 to 54 yrs.	44	1	45	33
55 to 59 yrs.	26	0	26	33
60 to 64 yrs.	5	1	6	5
65+ yrs.	17	1	18	11
16+ inches	174	0	174	149
	549	22	571	476

Merchantable volume on the Funds’ tree farms increased 95 MMBF, or 20%, from 476 MMBF in 2012 to 571 MMBF in 2013. The increase is primarily attributable to an increase of 76 MMBF related to growth on merchantable inventory, age class shifts, and net volume adjustments related to ongoing cruises. In addition, the Fund III acquisition in December 2013 added 60 MMBF of merchantable volume. These additions were partially offset by 41 MMBF of timber harvested in 2013, including timber deed sales.

Look-through merchantable volume (in MMBF) as of December 31:
	2013 Volume			2012 Volume
	Partnership			Partnership
	100%	Share of	Look-	100%	Share of	Look-
Merch Class	Owned	Funds	through	Owned	Funds	through
35 to 39 yrs.	117	23	140	101	19	120
40 to 44 yrs.	71	18	89	68	19	87
45 to 49 yrs.	38	12	50	35	11	46
50 to 54 yrs.	6	8	14	5	7	12
55 to 59 yrs.	8	5	13	12	7	19
60 to 64 yrs.	14	1	15	16	1	17
65+ yrs.	35	3	38	52	2	54
16+ inches	0	9	9	0	7	7
	289	79	368	289	73	362

Merchantable volume on a Look-through basis increased 6 MMBF, or 2%, from 362 MMBF as of December 31, 2012, to 368 MMBF as of December 31, 2013. Given that the majority of the Funds’ inventory increase is attributable to Fund III and that the Partnership only owns 5% of Fund III, on a Look-through basis, the impact of the Funds’ inventory increase is heavily muted.

Merchantable volume from the Combined tree farms increased 95 MMBF, or 12%, from 765 MMBF at December 31, 2012, to 860 MMBF at December 31, 2013.  The entire increase is attributable to the aforementioned increase in Fund volume during 2013.

Merchantable volume estimates are updated annually. Of the timber stands older than 24 years, 10% to 20% are physically re-measured each year using a statistical sampling process called “cruising”. Adjustments are made for depletion of areas harvested, growth, changes in acres, and associated timber volume resulting from acquisitions, dispositions, and reclassification of acres as available or unavailable for harvest.

The dominant timber species on the Partnership’s tree farms is Douglas-fir, which has unique structural characteristics that make it generally preferable to other softwoods and hardwoods for the production of construction grade lumber and plywood. A secondary conifer, or softwood, species on the Partnership’s tree farms is western hemlock, which is similar in color and structural characteristics to a number of other minor conifer timber species, including Sitka spruce and the true firs. These secondary species are thus purchased and manufactured into lumber generically, and referred to as “whitewoods”. There is also a minor amount of another conifer species, western red cedar, which is used in siding and fencing. Hardwood species on the Partnership’s tree farms include red alder and minor volumes of other hardwood species.

The merchantable timber inventory on Fund properties contains a greater proportion of whitewoods than do the Partnership’s timberlands.  With the acquisition of timberland by Fund III in northern California, we added ponderosa pine and white fir to the Combined species inventory mix.  Ponderosa pine is used for shelving, lumber, and parts for windows, doors, and furniture.  White fir is a member of the whitewood species group and is used primarily for lumber production and for core layers in plywood.

Partnership merchantable volume (in MMBF) as of December 31:
Species	2013 Volume	Percent of total	2012 Volume	Percent of total
Douglas-fir	207	72%	206	71%
Western hemlock	34	12%	35	12%
Western red cedar	14	5%	15	5%
Other conifer	12	4%	11	4%
Red alder	19	7%	19	7%
Other hardwood	3	1%	3	1%
Total	289	100%	289	100%

Fund merchantable volume (in MMBF) as of December 31:
Species	2013 Volume	Percent of total	2012 Volume	Percent of total
Douglas-fir	204	36%	193	41%
Western hemlock	137	24%	91	19%
Western red cedar	2	0%	2	0%
Pine	51	9%	41	9%
Other conifer	160	28%	135	28%
Red alder	15	3%	12	3%
Other hardwood	2	0%	2	0%
Total	571	100%	476	100%

Look-through merchantable volume (in MMBF) as of December 31:
	2013 Volume
	Partnership
	100%	Share of	Look-	Percent
Species	Owned	Funds	through	of total
Douglas-fir	207	36	243	66%
Western hemlock	34	22	56	15%
Western red cedar	14	0	14	4%
Pine	0	3	3	1%
Other conifer	12	15	27	7%
Red alder	19	3	22	6%
Other hardwood	3	0	3	1%
Total	289	79	368	100%

Look-through merchantable volume (in MMBF) as of December 31:
	2012 Volume
	Partnership
	100%	Share of	Look-	Percent
Species	Owned	Funds	through	of total
Douglas-fir	206	38	244	67%
Western hemlock	35	18	53	15%
Western red cedar	15	0	15	4%
Pine	0	2	2	1%
Other conifer	11	12	23	6%
Red alder	19	3	22	6%
Other hardwood	3	0	3	1%
Total	289	73	362	100%

The Partnership’s tree farms as of December 31, 2013 consist of approximately 110,000 acres. Of this total, approximately 93,000 acres are designated as productive acres, meaning land that is capable of growing merchantable timber and where the harvesting of that timber is not constrained by physical, environmental or regulatory restrictions. The Funds’ tree farms as of December 31, 2013 totaled approximately 91,000 acres, of which almost 79,000 were designated as productive acres.  Productive acres on a Look-through basis, as of December 31, 2013, were 105,000 acres.  Approximately 32% of the Partnership’s acreage and 23% of the Funds’ Washington and Oregon acreage is in the 25-34 year age classes, much of which will begin moving from pre-merchantable to merchantable timber volume over the next five years. There is no age-class associated with the California tree farm and its productive acres are shown in the following tables under the heading “California.”  As of December 31, 2013, Combined productive acres are spread by timber age-class as follows:

Age	12/31/2013 Productive Acres (in thousands)
Class	Partnership	%	Funds	%	Combined	%
Clear-cut	1.8	2%	2.1	3%	3.9	2%
0 to 4	7.0	8%	4.1	5%	11.1	6%
5 to 9	9.9	11%	4.5	6%	14.4	8%
10 to 14	9.3	10%	4.6	6%	13.9	8%
15 to 19	11.8	13%	3.2	4%	15.0	9%
20 to 24	7.7	8%	6.8	9%	14.5	8%
25 to 29	15.3	16%	7.3	9%	22.6	13%
30 to 34	14.7	16%	6.3	8%	21.0	12%
35 to 39	7.6	8%	8.0	10%	15.6	9%
40 to 44	3.7	4%	6.0	8%	9.7	6%
45 to 49	1.8	2%	3.4	4%	5.2	3%
50 to 54	0.4	0%	1.8	2%	2.2	1%
55 to 59	0.5	1%	0.9	1%	1.4	1%
60 to 64	0.5	1%	0.2	0%	0.7	0%
65+	1.3	1%	0.7	1%	2.0	1%
California	-	0%	18.8	24%	18.8	11%
	93.3		78.7		172.0

Look-through productive acres are spread by timber age-class as follows as of December 31, 2013:

	12/31/2013 Productive Acres (in thousands)
Age	100%		Share of		Look-
Class	Owned	%	Funds	%	through	%
Clear-cut	1.8	2%	0.4	3%	2.2	2%
0 to 4	7.0	8%	0.7	6%	7.7	7%
5 to 9	9.9	11%	0.7	6%	10.6	10%
10 to 14	9.3	10%	0.8	7%	10.1	10%
15 to 19	11.8	13%	0.5	4%	12.3	12%
20 to 24	7.7	8%	1.3	11%	9.0	9%
25 to 29	15.3	16%	1.4	12%	16.7	16%
30 to 34	14.7	16%	1.2	10%	15.9	15%
35 to 39	7.6	8%	1.5	13%	9.1	9%
40 to 44	3.7	4%	1.1	9%	4.8	5%
45 to 49	1.8	2%	0.6	5%	2.4	2%
50 to 54	0.4	0%	0.3	3%	0.7	1%
55 to 59	0.5	1%	0.2	2%	0.7	1%
60 to 64	0.5	1%	-	0%	0.5	0%
65+	1.3	1%	0.1	1%	1.4	1%
California	-	0%	0.9	8%	0.9	1%
	93.3		11.7		105.0

Look-through productive acres are spread by timber age-class as follows as of December 31, 2012:

	12/31/2012 Productive Acres (in thousands)
Age	100%		Share of		Look-
Class	Owned	%	Funds	%	through	%
Clear-cut	2.5	3%	0.3	3%	2.8	3%
0 to 4	6.6	7%	0.6	5%	7.2	7%
5 to 9	10.8	11%	0.5	5%	11.3	11%
10 to 14	10.2	11%	0.6	5%	10.8	10%
15 to 19	9.7	10%	0.5	5%	10.2	10%
20 to 24	9.4	10%	1.4	13%	10.8	10%
25 to 29	17.0	18%	1.4	13%	18.4	17%
30 to 34	14.0	15%	1.2	11%	15.2	14%
35 to 39	6.6	7%	1.4	13%	8.0	7%
40 to 44	3.7	4%	1.1	10%	4.8	4%
45 to 49	1.6	2%	0.6	5%	2.2	2%
50 to 54	0.3	0%	0.3	3%	0.6	1%
55 to 59	0.7	1%	0.2	2%	0.9	1%
60 to 64	0.6	1%	-	0%	0.6	1%
65+	1.9	2%	0.1	1%	2.0	2%
California	-	0%	0.9	8%	0.9	1%
	95.6		11.1		106.7

Long-term Harvest Planning. Long-term harvest plans for the Partnership’s tree farms and the Funds’ tree farms reflect the different ownership time horizons associated with each group.  Plans for the Partnership timberlands are designed to maintain sustainable harvest levels, assuming perpetual ownership. Plans for the Funds’ tree farms, on the other hand, reflect the 10-13 year combined investment and drawdown term of each fund, and take into account further the different mix of age classes in each fund. The harvest level for the Funds’ tree farms is developed to maximize the total return during each of the Fund’s respective investment periods by blending harvest income with the value of the portfolio upon disposition. This will result in more harvest variability between years than is the case with the Partnership’s tree farms. The Funds’ tree farms also enjoy greater harvest flexibility relative to the Partnership’s tree farms due to the fact that they have nearly two times the percentage of merchantable acres (35% of Fund productive acres in Washington and Oregon are 35 years of age and older versus 17% for Partnership tree farms).

As a result of the Global Financial Crisis and commensurate reduction in demand for housing, log prices began to decline in 2008, bottoming out in 2010. During the period of declining log prices, we chose to defer volume from the Combined tree farms, storing the timber on the stump and waiting for stronger prices to emerge at a later date. Since 2010, log prices have recovered due to improved fundamentals in both the domestic housing market as well as the log export market to Asia, particularly China. Beginning in 2011 and continuing through 2013, we have been harvesting portions of the previously deferred volume.  Over the next one to two years, assuming a continuation in log market price recovery, we expect to take advantage of spikes in demand and corresponding pricing opportunities to increase the harvest volume from the Partnership’s tree farms to meter in the remaining 10 MMBF (see table below) of deferred volume on top of the sustainable harvest level of 44 MMBF per year. Similarly, over the next one to two years, harvest from Fund tree farms will incorporate the remaining 13 MMBF of deferred harvest volume, which will be reduced further to the extent we sell any of the Funds’ tree farms during that period. As described above, the base level of harvest from the Funds’ tree farms will fluctuate more widely relative to the planned harvest level of 55 MMBF. Assuming full operations on the Funds’ existing tree farms, at December 31, 2013 the long-term planned annual harvest level for each ownership and on a Look-through basis, along with cumulative deferred volumes, can be found in the table below:

(amounts in MMBF)		Look-through		Accumulated
	Planned annual	planned annual	Accumulated	Look-through
	harvest volume	harvest volume	volume deferral	volume deferral
Partnership Properties	44	44	10	10
Fund Properties	55	8	13	3
Total	99	52	23	13

Marketing and Markets. The following marketing and markets discussion applies to the Combined tree farms.  We market timber by selling finished logs to wood manufacturers or to export brokers.  To do so, we engage independent logging and trucking contractors to harvest the standing timber, manufacture it into logs, and deliver it to our customers on the open market. We retain title to the logs until delivery takes place, which normally occurs at a customer log yard. We sell our logs to international customers and to domestic manufacturers, the former through log exporting intermediaries. While domestic manufacturers historically represent the largest consumer of our sawlogs, they slid behind export markets as a percent of total sawlog production in the fourth quarter of 2010 and have bounced between the primary and secondary market for us since that time.

Historically, Japanese customers have paid a premium for the highest quality logs from which visually appealing beams for residential construction are produced. U.S. mills, on the other hand, manufacture mostly framing lumber requiring structural integrity for wall systems that are concealed by drywall. The logs required by U.S. sawmills for domestic lumber consumption do not have to be of as high a quality and are more of a commodity relative to logs headed for the Japanese market, and thus command a lower price. Beginning in 2010, the reduction in China’s log imports from Russia opened up an opportunity for North American log producers to supply a larger portion of the growing Chinese market. Over the course of 2010 and into 2011, log export volumes from the Pacific Northwest to China surged, resulting in the migration of the export market from one focused on Japan to a market that now includes more volume to China.

This evolving export market provided support to log prices during the first half of 2011, despite a weak domestic housing market. Sawlogs sold to China are used chiefly for concrete forms, pallets, and other low-end uses that can be satisfied with the commoditized logs traditionally purchased by domestic sawmills. The lower average sawlog quality and more diverse species mix flowing to China, combined with the limited volume of high-quality Douglas-fir flowing to Japan, resulted in a narrowing of the overall export premium received for sales of logs into these export markets relative to the domestic market. By the second half of 2011, the Chinese government restricted credit in an effort to curb inflation and slow down the pace of building. This resulted in a buildup of inventory and, in turn, a weakening of demand and pricing in 2011’s fourth quarter. Subsequently in 2011, the U.S. home building industry was still in a slump, with low lumber demand and pricing making it hard for U.S. mills to compete for logs. Domestic mills, however, were able to sell significant volumes of lumber into the Chinese market, allowing them to better compete for log supply.

During 2012, export log prices for both the China and Japan segments of the export market remained at a diminished premium over the pricing of U.S. domestic sawmills, as domestic lumber markets improved in 2012 in response to improved fundamentals in the housing market. The premium offered for export logs was thin enough to encourage delivery of our logs to domestic customers closer to the point of production, including some specialty mills that produced high-grade lumber for export to Japan and paid prices for export quality logs that were equivalent to those paid by exporters. These modest economic improvements, coupled with spot export markets, helped to form a consistent, yet diverse, sales base in 2012.

During 2013, fundamentals in both the domestic and export market continued to improve, affording the Partnership two viable markets in which to sell manufactured logs. Improving lumber prices allowed mills to compete for logs in the first half of the year, before stronger prices during the second half of the year in the export market once again caused us to deliver more volume into that market.

The logs that we sell to China, Japan, and Korea are actually sold to U.S.-based brokers who in turn sell directly to offshore customers. Our decision to sell through intermediaries is predicated on risk management. Mitigation of foreign exchange risk, loss prevention, and minimizing cash collection risks inform our decision to sell through brokers. For the years 2005 through 2009, the percentage of our annual production sold into export markets ranged from 6% to 15%. For the years 2010 and 2011, however, our export mix surged to 33% and 45%, respectively, as demand from China continued to climb. With the narrowing of the export premium, the percent of logs sold to export customers diminished to 25% in 2012, before climbing again to 36% in 2013. Factors that affect the proportion of our sales to export markets include the net stumpage realization of delivering into that market, maintaining a diverse customer base, and currency exchange rates to the extent they may impact pricing to export markets.

Customers. Logs from the Combined tree farms are sold to a number of customers in both the domestic and export markets. Domestic customers include lumber mills and other wood fiber processors located throughout western Washington, northwestern Oregon, and northern California. Export customers consist of intermediaries located at the ports of Longview, Tacoma, Port Angeles, and Olympia, Washington and Astoria, Oregon. Whether destined for export or domestic markets, the cost of transporting logs limits the destinations to which the Partnership can profitably deliver and sell its logs.

The ultimate decision on where to sell logs is based on the net proceeds we receive after taking into account both the delivered log prices paid by a prospective customer and the hauling cost needed to deliver logs to that customer. In instances where harvest operations are closer to a domestic mill than the log  yard of an export broker, we may take advantage of a favorable haul cost differential that exceeds the difference in delivered log price that an export broker is willing to pay. The higher net stumpage values earned by selling to the domestic mill will, in such instances, result in lower reported delivered log prices. As such, realized log price movements are influenced by marketing decisions predicated on net stumpage values rather than exclusively focusing on the delivered log price. In such instances our reported log realizations may reflect more of our own proximity to customers rather than the broader market trend.

Weyerhaeuser was the largest customer for our Fee Timber segment in 2013, representing 18% of segment revenue, followed by Formark which represented 15% of segment revenue. The Combined tree farms delivered logs to 41 separate customers during 2013, compared to 45 during 2012.

Competition. Most of our competitors are comparable in size or larger. Log sellers like the Partnership compete on the basis of quality, pricing, and the ability to satisfy volume demands for various types and grades of logs to particular markets. Management believes that the location, type, and grade of timber from the Combined tree farms will enable it to compete effectively in these markets. However, our products are subject to some competition from a variety of non-wood and engineered wood products as well as competition from foreign-produced logs and lumber.

Forestry and Stewardship Practices. Timberland management activities on the Combined tree farms include reforestation, control of competing brush in young stands, thinning of the timber to achieve optimal spacing after stands are established, fertilization, and road maintenance. During 2013, we planted 1.2 million seedlings on 3,300 acres of the Combined tree farms. This compares to the years 2012 and 2011 in which the Partnership planted 1.2 million and 803,000 seedlings on 3,300 and 2,000 acres, respectively, of the Combined tree farms. Seedlings are generally planted from December to April, depending on weather and soil conditions, to restock plantations that were harvested during the preceding twelve months. Planting will vary from year to year based upon harvest level, the timing of harvest, and seedling availability. Management’s policy is to return all timberlands to productive status in the first planting season after harvest.

 All harvest and road construction activities are conducted in compliance with federal environmental laws and state forest practice laws and regulations. Many of these regulations are programmatic and include, for example; limitations on the size of clearcuts, reforestation following harvest, retention of trees for wildlife and water quality, and sediment management on forest roads.  The regulations also require project-specific permits or notifications that govern a defined set of forest operations. An application for harvest or road construction may require more specific guidance to avoid potential impact to public resources.  For example, we consult third-party, state-qualified geo-technical consultants for operations that have the potential to impact unstable slopes in order avoid, minimize, or mitigate risks to safety and public resources.

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

Beginning in 2007, SFI third-party audits increased in frequency from every three years to annually. Our certifications are current for all of the Partnership’s and Funds’ properties. We believe this certification allows us to obtain the broadest market penetration for our logs while protecting the core timberland assets of the Partnership and the Funds.

Timberland Management & Consulting

Background. In 1997, the Partnership formed two wholly owned subsidiaries, ORM, Inc. and Olympic Resource Management LLC (“ORMLLC”), to facilitate the Timberland Management & Consulting activities. Our TM&C segment earns management fees and incurs expenses resulting from managing property on behalf of third-party owners and investors. Since the launch of our timberland private equity fund strategy in 2003, the activities in this segment have consisted primarily of attracting third-party investment capital for the Funds and then acquiring and managing properties on behalf of the Funds.  When we discuss the TM&C properties we will refer to either the acquisition values, defined as contractually agreed-upon prices paid for the properties, or the value of assets under management, defined as the current appraised value of the properties.  As of December 31, 2013, we manage 91,000 acres of timberland properties in Washington, Oregon, and California in this business segment with combined appraised values of approximately $302 million.

ORMLLC has deployed $213 million of equity capital and $43 million of debt capital for the Funds.  Our co-investment in the Funds totals $32 million. In July 2012 we completed our final close of Fund III with commitments totaling $180 million, including our co-investment commitment of $9 million. The following table provides detail behind committed and called capital by the Funds as of December 31, 2013.

	Total Fund		Co-investment
(in millions)	Commitment	Called Capital	Commitment	Called Capital	Distributions Received
Fund I	$62	$59	$12	$12	$1

Fund II	$84	$83	$17	$17	$6

Fund III	$180	$72	$9	$4	$0
Total	$326	$213	$38	$32	$7

The Funds afford us greater economies of scale in the management, acquisition, and disposition of timberland than would be possible with the Partnership’s investment capital alone. In addition, we earn management fees that are paid by the Funds for managing the Funds and their respective timberland portfolios. Accounting rules require us to consolidate the Funds into our financial statements, based in part on ORMLLC’s controlling role as the general partner or managing member of the Funds, resulting in the elimination of $2.8 million, $2.2 million, and $2.4 million of management fee revenue in 2013, 2012, and 2011, respectively. These fees are eliminated in concert with a corresponding elimination of operating expenses for the Fee Timber segment.

Operations. The TM&C segment’s key activity is to provide investment and timberland management services to the Funds and to other third-party timberland owners. We anticipate growth in this segment as we continue to manage the Funds, together with any future funds successfully established by the Partnership. The TM&C segment represents less than 1% of consolidated revenue for each of the three years ended December 31, 2011 through 2013, due to the elimination of the fees generated from asset and timberland management of the Funds.  Notwithstanding the elimination of fee revenue, the Partnership’s bottom line does benefit, however, in a number of ways.  First, we benefit through the opportunity to co-invest in each of these funds.  In addition to the benefits of deploying additional capital, we are also able to diversify our market exposure across more tree farms than we could by investing only for the Partnership.  We benefit from the economies of scale generated through managing these additional acres of timberland, which accrue to both the Partnership and Fund timberlands.  The contribution margin from the fees charged to the funds acts to further lower the management costs on the Partnership’s timberlands.  Lastly, we are able to hire additional expertise that neither the Partnership nor the Funds’ timberlands could justify on a stand-alone basis.

We earn annual asset management fees for managing this capital once timberland properties are acquired.  We also earn annual timberland management fees on acres owned by the Funds and log marketing fees based on harvest activity from Fund tree farms. At the end of a Fund term, if a Fund achieves threshold return levels, we earn a carried interest incentive fee.

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

Marketing. When raising capital for a new Fund, we market these opportunities to accredited investors with an interest in investing alongside a manager with a specific regional specialization and expertise in the timberland asset class. Our Funds fill a unique niche among timberland investment management organizations due to our regional specialization, degree of co-investment, smaller fund sizes, and the targeting of relatively small transactions. Additional marketing and business development efforts include regular contact with forest products industry representatives, non-industry owners, and others who provide key financial services to the timberland sector. Our acquisition and disposition activities keep management informed of changes in timberland ownership that can represent opportunities for us to market our management and consulting services.

Customers. The Funds are the primary customers and users of TM&C services.

Competition. We compete against both larger and comparably sized companies providing similar timberland investment management services. There are over 20 established timberland investment management organizations competing against us in this business. The companies in this group have access to established sources of capital and, in some cases, increased economies of scale that can put us at a disadvantage. Our value proposition to investors is centered on the differentiation we provide relative to other managers, as described above, as well as our long track record of success in the Pacific Northwest.

Real Estate

Background. The Partnership’s real estate activities are closely associated with the management of its timberlands. Management continually evaluates timberlands in terms of the best economic use, whether this means continuing to grow and harvest timber, seeking a rezone of the property for sale or development, or working with conservation organizations and the public on a sale. After timberland has been logged, management has a choice between four primary alternatives for the underlying land: reforest and continue to use as timberland, sell as undeveloped property, undertake some level of development to prepare the land for sale as improved property, or hold as property slated for later development or sale. Generally speaking, the Real Estate segment’s activities consist of investing in and later reselling improved properties, and holding properties for later development and sale. As a result, revenue from this segment tends to fluctuate substantially, and is characterized by relatively long periods in which revenue is relatively low, while expenses incurred to increase the value of the Partnership’s development properties may be higher. During periods of diminished demand, entitlement related costs and infrastructure investment are managed so as to minimize negative cash flows, but segment expenses do not trend directly with segment revenues. When improved properties are sold, income is recognized in the form of sale price net of acquisition and development costs. The Partnership has a 2,900-acre portfolio of property for which management believes there to be a higher and better use than timberland.

Operations. Real Estate operations focus on maximizing the value of the Partnership’s real estate portfolio. For Real Estate projects, management secures entitlements and/or infrastructure necessary to make development possible and then sells the entitled property to a party who will construct improvements. In addition, this segment works to negotiate conservation easements (CE) that typically encumber Fee Timber properties to preclude land from future development. The third and final area of operations in this segment includes leasing residential and commercial properties in Port Gamble, Washington, and leasing out a portion of a commercial office building in Poulsbo, Washington. The Real Estate segment represents 21%, 16%, and 8% of consolidated revenue in 2013, 2012, and 2011, respectively.

Development Properties
Other Land Investments. Management recognizes the significant value represented by the Partnership’s Real Estate holdings and is focused on adding to that value. The means and methods of adding value to this portfolio vary considerably depending on the specific location and zoning of each parcel. The variety of our holdings extends from land that has commercial activity zoning where unit values are valued on a per-square-foot basis to large lots of recently cutover timberland where value is measured in per-acre terms. In general, value-adding activities that allow for the highest-and-best-use of the properties include: working with communities and elected officials to develop grass roots support for entitlement efforts, securing favorable comprehensive plan designation and zoning, acquiring easements, and obtaining plat approvals.

Master planned communities in Gig Harbor, Port Gamble, Kingston, Bremerton, Hansville, and Port Ludlow, Washington make up approximately half of the acres in our development property portfolio. Due to each property’s size, development complexity, and regulatory environment, the projects are long-term in nature and require extensive time and capital investments to maximize returns.

Gig Harbor. Gig Harbor, a suburb of Tacoma, Washington, is the site of Harbor Hill, a mixed-use development project that includes a 13-acre commercial/retail site, 18 acres of business park lots, and 187 acres of land with residential zoning. A 20-year development agreement was approved in late 2010. We received preliminary plat approval in early 2011 for the then 200-acre residential portion of this project that included 554 single-family and 270 multi-family units. Key provisions of the development agreement and plat approval include: (a) extending the project approval from 7 to 20 years; (b) reserving sufficient domestic water supply, sanitary sewer, and traffic trip capacity on behalf of the project’s 824 residential units; and (c) waiver of park impact fees in exchange for a 7-acre parcel of land for City park purposes. All components of this project have transportation, water and sewer capacities reserved for full build-out. In December 2012, we sold an 11.5-acre residential land parcel containing 172 multi-family units from our Gig Harbor development and in 2013 sold 14 acres of business park land for a school. Management has entered into agreements for sale of 105 acres of the residential property, consisting of 234 lots, to single-family developers and 17.5 acres of the remaining multi-family units to an extended care facility developer.  In January 2014, we sold 40 of the single-family lots and we expect to close on the remaining sales over the next two to three years.

Port Gamble. The Partnership owns and operates the town of Port Gamble, Washington, northwest of Kingston on the Kitsap Peninsula. Port Gamble was designated a “Rural Historic Town” under Washington’s Growth Management Act in 1999. This designation allows for substantial new commercial, industrial, and residential development using historic land use patterns and densities while maintaining the town’s unique architectural character. In 2012, substantial work was completed toward making a plat application to Kitsap County that, if approved, will allow for between 200 and 240 additional residential units and 200,000 to 260,000 square feet of additional commercial building space. Submission of this master plan for the 114-acre townsite and adjoining 205-acre agrarian district was submitted in January 2013, kicking off what is expected to be a multi-year period of environmental impact review and public comment before any approval is granted and construction can take place. The plan currently calls for development of homes, an inn, a dock, waterfront trails, and an agricultural area with a creamery, garden plots, greenhouses, orchard and winery. The vision is also to bring back the New England-style homes that have slowly disappeared since Port Gamble’s heyday in the 1920’s. Walking trails along the shoreline, through the adjoining forestlands and along pastoral farmland would contribute to the lifestyle of residents and enhance Port Gamble as a unique tourist attraction.

Kingston. The Partnership owns a 360-acre property in Kingston that is named “Arborwood” with plans for the development of 663 single-family lots and 88 multi-family units. Final approval of a preliminary plat and a 15-year development agreement was completed in February 2010. Further development will not proceed until the local market demonstrates an increased appetite for residential lots. The Partnership owns an additional 366 acres bordering this project, which has zoning for 5-acre lots.  This property is currently under contract for sale as conservation open space to be added to the neighboring park owned by Kitsap County.

Bremerton. The West Hills area of Bremerton, Washington is the site of a 46-acre industrial park which is being developed in two phases that will result in a total of 24 lots. Construction on the 9 lots that make up Phase I was completed in 2007. One lot has been sold from Phase I. In 2013, management obtained a comprehensive plan designation change from industrial to residential for the 36-acre Phase II portion of this property.  In 2014, it is expected a zoning change will be obtained and marketing of the property for residential use can commence.

Hansville. The Partnership owns a 149-acre residential development project in Hansville called “Chatham”, with 19 parcels ranging from 3 to 10 acres in size. Construction was completed in late 2007 and the lots are currently being marketed for sale. To date, only one lot has sold from this project.

Port Ludlow. Port Ludlow represents a 256-acre property located just outside the Master Planned Resort boundary of Port Ludlow, Washington. We currently expect preliminary plat approval in 2014 that, if obtained, will allow for up to 54 lots ranging from 1 to 1.5 acres each, with the balance of the property designated as open space. Development beyond the point of plat approval will not commence until demand for rural residential lots improves.

Rural Residential. Management launched the Rural Lifestyles program to capitalize on higher-and-better-use real estate values. These properties are typically non-contiguous smaller lots ranging in size between 5 and 40 acres with zoning ranging from one dwelling unit per 5 acres to one per 80 acres. Development and disposition strategies vary depending on the property’s unique characteristics. Development efforts and costs expended to ready these properties for sale include work to obtain development entitlements that will increase the property’s value as residential property as well as making improvements to existing logging roads, constructing new roads, extending dry utilities, and sometimes establishing gated entrances. As is the case with much of the Real Estate portfolio, investments in the Rural Lifestyles program have been restricted to costs necessary to achieve entitlements, while deferring construction costs until such point in time when market conditions for the sale of rural land improve.

Commercial Properties
Poulsbo. In May 2011, we purchased a 30,000-square-foot commercial office building in Poulsbo, on a 2-acre parcel of land.  The building has a long-term tenant with a five-year, triple-net lease with a term that began in late 2010.    In November 2012 we moved our headquarters location into the new building, sharing the space with the aforementioned tenant.  This new building currently contains square footage that is under lease but not presently occupied, thus providing potential availability for our expansion or alternative rental to other third parties.

Port Gamble. As described above under “Development Properties”, the Partnership owns and operates the town of Port Gamble where 25 residential buildings and approximately 46,000 square feet of commercial building space are currently rented to third parties.  In addition, the Partnership operates a wedding and events business, with another 8,000 square feet in its venues, that leverages the charm of the townsite to attract clientele.  These commercial activities serve as placeholders to help offset the costs of maintaining the town until the master plan process (also described above) progresses.

Pope & Talbot, Inc. (P&T), operated a sawmill at Port Gamble from 1853 to 1995. Following the mill shutdown, the Department of Ecology (DOE) expressed interest in the environmental conditions at Port Gamble.  In 2002, P&T and Pope Resources entered into a settlement agreement dividing up responsibility for environmental contamination at the townsite and millsite. Under Washington law, both Pope Resources and P&T were considered by DOE to be “potentially liable persons” (PLP) based on their historic ownership and/or operation of the site, which includes the uplands and Port Gamble Bay.  The State of Washington’s Department of Natural Resources (DNR) is also considered a PLP because of its ownership and operation of the submerged beds in Port Gamble Bay. Washington’s environmental laws allow DOE to impose joint and several liability on PLPs at sites where contamination has come to be located, meaning that the agency can assert liability for cleanup costs against any or all such PLPs. Following a series of actions under the U.S. Bankruptcy Code that began in 2007, P&T has been liquidated, leaving the Partnership as one of few remaining potentially liable persons.

Negotiations with DOE during 2012 centered on clean-up action priorities.  Notwithstanding the absence of an agreement or conclusion to the negotiations, we accrued an additional $12.5 million for Port Gamble environmental liabilities during the second quarter of 2012. The accrual was heavily informed by elements of an expanded scope of clean-up actions envisioned by DOE. The clean-up action plan was finalized over the course of 2013 after public and regulatory review periods with no material changes from the scope of work contemplated in the second quarter of 2012.  In December 2013, a consent decree and the clean-up action plan were filed with Kitsap County Superior Court.  The degree of cost participation by each of the PLPs has yet to be determined.

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Results of Operations – Real Estate – Environmental Remediation Costs.”

Marketing. Marketing efforts for Development Properties in 2013 were focused primarily on our Harbor Hill development and conservation land sales.  Marketing efforts for Development Properties in 2012 were centered on residential, commercial, and industrial lands for sale through traditional brokerage and real estate listing services.  Efforts were also expended to sell North Kitsap lands for conservation.  Commercial Properties marketing in 2012 and 2013 was designed to increase visitation to and exposure of Port Gamble, thereby boosting retail sales, which led to improved lease-up of the townsite’s commercial, industrial, and residential spaces.

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

Transportation. Land values for the Real Estate portfolio are strongly influenced by transportation options between the west side of Puget Sound where our properties are located and the Seattle-Tacoma metropolitan corridor. Transportation options between these areas separated by bodies of water include the Tacoma Narrows Bridge or one of several car/passenger ferries. Ferry transportation within the market area currently utilizes vessels that carry both automobiles and passengers from each of the communities of Kingston, Bremerton, and Bainbridge Island, respectively, to and from Edmonds and Seattle.

Employees

As of December 31, 2013, the Partnership employed 53 full-time, salaried employees and 5 part-time and seasonal personnel, who are distributed among the segments as follows:

Segment	Full-Time	Part-Time/ Seasonal	Total
Fee Timber	20	1	21
Timberland Management & Consulting	4	-	4
Real Estate	17	4	21
General & Administrative	12	-	12
Totals	53	5	58

None of our employees are subject to a collective bargaining agreement and the Partnership has no knowledge that any steps toward unionization are in progress. Management considers the Partnership’s relations with its employees to be good.

Government Regulation

The timberland and real estate assets owned and managed by the Partnership are subject to federal, state, and local environmental laws and regulations, including extensive permitting or notification processes.  Changes in these laws and regulations can significantly affect regional or local harvest levels and market values of timber-based raw materials, and the ability to develop real estate.  These include federal, state, and local pollution controls, solid and hazardous waste management, disposal and remediation laws, and regulations in each segment and all geographic regions in which it has operations.

Forest Management Practices. Federal laws and regulations that have the potential to impact forest practices include, for example, the Endangered Species Act (ESA) and the Clean Water Act (CWA).   State laws and regulations such as the Washington, Oregon, and California Forest Practice Acts also directly regulate forest management operations.  Collectively, these laws and regulations increasingly affect present or future harvest and forest management activities.

Each state in which the Partnership owns or manages timberlands has developed “best management practices” to reduce the effects of forest practices on water quality and plant and animal habitats. Additional, more stringent regulations may be adopted in order to achieve the following: enhance water quality standards under the federal Clean Water Act, protect fish and wildlife habitat, or advance other public policy objectives.

The following are examples of potential changes to the regulatory climate that could affect forest practices in Washington, Oregon, and California:

Listing of plants and animals under state and federal Endangered Species Acts.

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

Compliance for state and federal endangered species is achieved through a combination of adherence to state regulations and the Partnership’s best management practices to preserve endangered species and their habitat.

In June 2006, the U.S. Fish & Wildlife Service and NOAA Fisheries signed a 50 year Forest Practices Habitat Conservation Plan (HCP) covering forestry activities in Washington State.  The HCP is supported by the State’s forest practice regulatory structure established by the Forests and Fish Law.  Together, they provide landowners assurance that forestry activities comply with both the federal Endangered Species Act (ESA) and the Clean Water Act (CWA) to protect Washington's native fish and aquatic species and assure clean water compliance.

Washington State’s forest practice rules are monitored for their effectiveness at meeting resource objectives and are designed to change, if needed, based on research.  If there is scientific evidence that the rules need to be adjusted, new or modified regulations could result in increased costs, additional capital expenditures, and reduced operating flexibility.

In 2009, the California Board of Forestry adopted the Anadromous Salmonid Protection Rules that were intended to protect, maintain, and improve riparian habitats for state and federally listed anadromous salmonid species. These rules are permanent regulations and replace the interim Threatened or Impaired Watershed Rules which were originally adopted in July 2000 and readopted six times.

Changes in state water quality regulations such as water quality standards, total maximum daily loads, new permitting requirements, and herbicide use.

A 2011 lawsuit in Oregon resulted in a ruling by the 9th Circuit Court of Appeals that water channeling structures such as culverts on logging roads are, in fact, point sources of pollution, with the potential impact of requiring the Environmental Protection Agency (EPA) to issue discharge permits under the National Pollutant Discharge Elimination System (NPDES), numbering millions of such permits across the nation. On December 12, 2011 the U.S. Supreme Court issued an order calling for the views of the U.S. Solicitor General on certiorari petitions filed by the state of Oregon and by the Oregon Forest Industry Council. The petitions asked the Supreme Court to review and reverse the 9th Circuit’s decision that storm water runoff from forest roads is a “point source” pollutant requiring a federal pollution discharge permit.  On March 20, 2013, the U.S. Supreme Court ruled that an EPA rule exempts stormwater discharges on logging roads from requiring NPDES permits. In late 2012, just as the U.S. Supreme Court was to begin deliberations on whether to hear the appeal, EPA issued new stormwater rules that excluded logging road discharges from discharges associated with industrial activity, thus those activities would not require a NPDES permit.  A lawsuit was filed in January 2013 by the plaintiff in the original lawsuit, the Northwest Environmental Defense Center (NEDC), challenging the new EPA rule.  In light of the favorable ruling in Decker v. NEDC, the likelihood that NEDC’s new challenge to EPA’s 2012 amendment to the stormwater rules would result in additional permitting requirements is unlikely. In 2013, the U.S. House of Representatives passed a law that would place EPA’s rule upheld by the U.S. Supreme Court into statute, but was not acted on in the Senate.  In February 2014, Congress included language in the Farm Bill which will prevent NPDES permitting of forest roads and silvicultural activities, prevent citizen enforcement suits for other regulatory measures related to forest roads, and remove additional legal ambiguity regarding runoff on forest roads.

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

The Forest Practices HCP in Washington State also contains federal assurances with respect to the Clean Water Act.  Changes to water quality regulations on forestland must be promulgated through the adaptive management program, and as such must be based on scientific information.  Additionally, TMDLs for forested watersheds are given a low priority for development based on the existing regulatory structure.  TMDL implementation plans in mixed use watersheds reference the existing regulatory structure for implementation plan recommendations on forestlands.

In December 2013, the Environmental Protection Agency and the National Oceanic and Atmospheric Administration disapproved Oregon’s coastal non- point source pollution control program, in part to specific forestry issues including; temperature impacts on medium and small fish bearing streams, high-risk landslide areas, current and legacy road operation and maintenance.  The Oregon Board of Forestry is currently contemplating a range of regulatory actions in response to a study that indicated in that the buffer strategy applied on certain types of watercourses did not meet state anti-degradation standards for water temperature.  Oregon will also be providing additional information to the federal agencies to document the effectiveness of Oregon’s overall regulatory structure and specific information related to measures addressing landslide risk and forest roads.

The California Board of Forestry in 2013 adopted a substantial revision to their rules governing the construction and maintenance of forest roads.  Additionally, Regional Water Boards condition forest practice permits in order for them to be eligible for a waiver of a Report of Waste Discharge.

Changes in state permitting processes for timber harvest.

Washington, Oregon, and California all have a permitting or notification system as part of their forest practice rules.  Changes in the permitting or notification processes can cause additional administrative expenses and/or delay project implementation.

 California has as many as three separate permits that are required for conducting timber harvests including the Timber Harvest Plan (THP) administered by Cal Fire, Lake and Streambed Alteration Permit administered by the California Department of Fish and Wildlife for crossing watercourses, and various waivers of Reports of Waste Discharge administered by Regional Water Quality Control Boards. Timber Harvest Plans may have multiple operations spanning several years.  Review of such plans is more comprehensive, with archaeological, botanical, biological and other disciplines involved.  The public is allowed to review the plans and make comment.  Only a Registered Professional Forester can sign a THP, a status that requires multidisciplinary training and testing.  Once approved, a THP has a seven-year life.

Washington has a Forest Practice Application, a permit administered by the Department of Natural Resources.   Forest practices that cross watercourses are also subject to regulations administered by the Department of Fish and Wildlife and until the end of 2013, subject to a permit called a Hydraulic Project Approval (HPA).  As a result of legislation in 2012, these regulations have been integrated into the Forest Practice Rules, negating the need for a HPA.

Oregon does not have a permit system, but does require landowners to provide a Forest Practice Notification to the Department of Forestry.  For certain activities, the Department does require a written plan describing specifically how certain elements of the regulations are to be met.

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

Real Estate Development.  Many of the federal laws (ESA and CWA) that impact forest management can in a more limited circumstance also apply to real estate development.  Additionally, there are also state and local land use regulations that have additional permitting requirements and that limit development opportunities. For example, in Washington development rights are affected by the Growth Management Act, which requires counties to submit comprehensive plans that identify the future direction of growth and stipulate where population densities are to be concentrated. The purposes of the GMA include: (1) direction of population growth to population centers (Urban Growth Areas), (2) reduction of “suburban sprawl”, and (3) protection of historical sites. The Partnership works with local governments within the framework of the GMA to develop its real estate holdings to their highest and best use. Oregon also has growth management provisions in its land use laws which served as a model for Washington’s growth management provisions. Oregon's land use laws are generally more stringent outside of urban areas, especially in commercial forest lands where residential conversions are often outright disallowed without statutory action by the State legislature.

Item 1A.               RISK FACTORS

We are subject to statutory and regulatory risks that currently limit, and may increasingly limit, our ability to generate income. Our ability to grow and harvest timber can be significantly impacted by legislation, regulations or court rulings that restrict or stop forest practices. For example, events that focus media attention upon natural disasters and damage to timberlands have at various times brought increasing public attention to forestry practices. Additional regulations, whether or not adopted in response to such events, may make it more difficult or expensive for us to harvest timber and may reduce the amount of harvestable timber on our properties. These and other restrictions on logging, planting, road building, fertilizing, managing competing vegetation, and other activities can significantly increase the cost or reduce available inventory thereby reducing income. Any such additional restrictions likely would have a similar effect on our Timberland Management & Consulting operations, particularly in the case of the Funds.

Our real estate holdings are highly illiquid, and changes in economic and regulatory factors may affect the value of our properties or the timing of the proceeds, if any, that we expect to receive on the sale of such properties. The value of our real estate investments, and our income from Real Estate operations, is sensitive to changes in the economic and regulatory environment, as well as various land-use regulations and development risks, including the ability to obtain the necessary permits and land entitlements that would allow us to maximize the revenue from our real estate investments. Our real estate investments are long-term in nature, which raises the risk that unforeseen changes in the economy or laws surrounding development activities may have an adverse effect on our investments. These investments often are highly illiquid and thus may not generate cash flow if and when needed to support our other operations.

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

We have certain environmental remediation liabilities associated with our Port Gamble and former Port Ludlow resort properties, and those liabilities may increase. We currently own certain real estate at Port Gamble on the Kitsap Peninsula and, up until mid-2001, owned real estate property within the resort community of Port Ludlow in Jefferson County in western Washington. Sediments adjacent to these properties were alleged to have been impacted by operations occurring prior to our acquisition of the properties, which occurred at the time of our spinoff from Pope & Talbot, Inc. in 1985. However, as current owner of Port Gamble and based on conditions of our sale of the Port Ludlow assets, we have environmental liability for these properties under Washington State’s Model Toxics Control Act (MTCA). We recently reached an agreement with the Washington State Department of Ecology (“DOE”) on a consent decree (“CD”) and clean-up action plan (“CAP”) for the cleanup environmental remediation effort in Port Gamble Bay.  Together, these documents outline the terms under which the Partnership will conduct environmental remediation as well as the specific clean-up activities to be performed. The CD and CAP were filed with the Kitsap County Superior Court in December 2013.  We are also negotiating with the other “potentially liable person”, the Washington State Department of Natural Resources (“DNR”), regarding its allocation of liability and its contribution towards cleanup costs.

While these negotiations are ongoing, management continues to monitor the Port Gamble and Port Ludlow cleanup processes closely. The $13.2 million remediation accrual as of December 31, 2013 represents our current estimate of the remaining cleanup cost and most likely outcome to various contingencies within both locations. These estimates are predicated upon a variety of factors, including the proportion of costs that would be allocated to us in comparison to those allocable to DNR or other parties, the actual amount of the ultimate cleanup costs, the cost of any litigation if we cannot reach a settlement with DNR, and the outcome of any such litigation. These liabilities are based upon a number of estimates and judgments that are subject to change as the project progresses. We have used mathematical simulations to estimate the liability for the aforementioned matters and suggest a potential aggregate range of $11.4 million to $15.3 million, which represents a two-standard-deviation range from the mean of possible outcomes generated by the modeling process used to estimate the liability. However, changes in any one or more of the factors upon which our estimates are based may have the effect of increasing the amount of our actual financial exposure or may require us to increase the amount of our remediation accrual, either of which would adversely affect our net income in the period in which the adjustment is made. The filing of the CD limits our legal exposure substantially, but does not eliminate it entirely.  Any litigation ensuing from this matter may have the effect of distracting management and other key personnel from the day to day operation of our business. These factors, alone or in combination with other challenges, may have a material adverse effect upon our assets, income and operations.

We have entered into real estate purchase and sale agreements that may not close on the projected timeline or at all. The Partnership has certain real estate purchase and sale arrangements that are subject to risk of delayed closing, cancellation, or expiration before closing. While we expect the agreements to come to fruition as agreed, including a number of transactions that are slated to conclude in 2014, a variety of factors may cause us to experience delays in closing, a change in sale proceeds, or a failure to close.  These factors include delays in the entitlement process, change in buyer strategy, buyer access to funding, failure to reach consensus on deal points, or any number of risks could either preclude or delay closing. The sale of finished lots in our Gig Harbor project to homebuilders carries some incremental risk to closing based on either our ability to produce finished lots due to final permitting process, construction delays, or the buyer’s ability to sell homes.

We rely on contract loggers and truckers who are in short supply and seeking consistent work at increasing rates.  We rely on contract loggers and truckers for the production and transportation, respectively, of our products to customers.  During the economic downturn of 2008 and 2009 most industrial forestry firms deferred harvest, which resulted in a shortfall in demand for the contract logging and trucking work force.  Many private logging and trucking companies did not survive the protracted economic downturn.  As the economy has improved and companies return to harvesting, a shortage of logging contractors and truckers has developed.  The remaining contractors who survived did so by reducing their workforce or, in the case of log truckers, converting their trucks to configurations suitable for highway freight hauling.  This decline in the pool of available contractors has resulted in a steady increase in harvest and haul costs and market forces that are stressing continuity of work when soliciting contractor bids for a job.  The commitment to more continuous work could preclude our ability to time markets, affecting total returns.

We benefit from certain tax treatment accorded to master limited partnerships, and if that status changes the holders of our units may realize less advantageous tax consequences. The Partnership is a Master Limited Partnership and is therefore not generally subject to U.S. federal income taxes. If a change in tax law (or interpretation of current tax law) caused the Partnership to become subject to income taxes, operating results would be adversely affected. We also have a handful of taxable subsidiaries. The estimation of income tax expense and preparation of income tax returns requires complex calculations and judgments. We believe the estimates and calculations used in this process are proper and reasonable and more likely than not would be sustained under examination by federal or state tax authorities, however if a federal or state taxing authority disagreed with the positions we have taken, a material change in provision for income taxes, net income, or cash flows could result.

We and our customers are dependent upon active credit markets to fund operations. We sell logs from our Fee Timber segment to mills and log brokers that in most circumstances rely upon an active credit market to fund their operations. Our Real Estate sales are also often dependent upon credit markets in order to fund acquisitions. To the extent borrowing restrictions impinge on customers’ access to debt, we expect those customers to respond by reducing their expenditures, and those reductions may have the effect of directly reducing our revenues and of indirectly reducing the demand for our products. Any such outcomes could materially and adversely impact our results of operations, cash flows, and financial condition.

We are controlled by our managing general partner. As a master limited partnership, substantially all of our day-to-day affairs are controlled by our managing general partner, Pope MGP, Inc. The board of directors of Pope MGP, Inc. serves as our board of directors, and by virtue of a stockholder agreement, each of the two individual shareholders of Pope MGP, Inc. have the ability to designate one of our directors and jointly appoint two others, with the fifth board position taken by our chief executive officer, who serves as a director by virtue of his executive position. Unitholders may remove the managing general partner only in limited circumstances, including, among other things, a vote by the holders of a two-thirds majority of the “qualified units,” which means the units that have been owned by their respective holders for at least five years prior to such vote. By virtue of the terms of our agreement of limited partnership, as amended, or “partnership agreement”, our managing general partner directly, and the general partner shareholders indirectly, have the ability to do the following: prevent or impede transactions that would result in a change of control of the Partnership; to prevent or, upon the approval of limited partners holding a majority of the units, to cause, the sale of the assets of the Partnership; and to cause the Partnership to take or refrain from taking certain other actions that one might otherwise perceive to be in the Partnership’s best interest. Under our partnership agreement, we are required to pay to Pope MGP, Inc. an annual management fee of $150,000, and to reimburse Pope MGP, Inc. for certain expenses incurred in managing our business.

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

Item 1B.              UNRESOLVED SECURITIES AND EXCHANGE COMMISSION COMMENTS

None

Item 2.                 PROPERTIES

The following table reconciles acreage owned as of December 31, 2013 to acreage owned as of December 31, 2012. As noted previously, we own 20% of Funds I and II and 5% of Fund III.  This table includes the entire 91,000 acres of timberland owned by the Funds and also presents the acreage on a look-through basis. Properties are typically transferred from Fee Timber to the Real Estate segment at the point in time when the Real Estate segment takes over responsibility for managing the properties with the goal of maximizing the properties’ value upon disposition.

	Timberland Acres (in thousands) by Tree Farm
Description	2012	Acquisitions	Sales	Transfer	2013
Hood Canal tree farm (1)	69.5	-	(0.3)	-	69.2
Columbia tree farm (1)	43.6	-	(2.3)	-	41.3
Subtotal Partnership Timberland	113.1	-	(2.6)	-	110.5

Fund I tree farms	23.9	-	-	-	23.9
Fund II tree farms (2)	37.2	-	-	-	37.2
Fund III tree farms (2)	18.9	10.7	-	-	29.6
Subtotal Funds' Timberland	80.0	10.7	-	-	90.7

Total Fee Timber acres	193.1	10.7	(2.6)	-	201.2

Partnership share of Funds	13.2	0.5	-	-	13.7
Total Real Estate acres (see detail below)	2.9	-	-	-	2.9
Combined Look-through total acres	129.2	0.5	(2.6)	-	127.1

(1) A subset of this property is used as collateral for the Partnership's long-term debt, excluding debt of the Funds.
(2) A subset of these properties is used as collateral for the Funds' long-term debt.

	Real Estate Acres Detail
Project Location	2012	Acquisitions	Sales	Transfer	2013

Bremerton	46				46
Gig Harbor	232		(14)		218
Hansville	149				149
Kingston - Arborwood	360				360
Kingston - 5-acre zoning	366				366
Port Gamble LAMIRD townsite (a)	114				114
Port Gamble Agrarian District (b )	205				205
Port Ludlow	256				256
Poulsbo	2				2
Other Rural Residential	1,188				1,188
Total	2,918	-	(14)	-	2,904

The following table provides dwelling unit (DU) per acre zoning for the Partnership’s owned timberland and development properties as of December 31, 2013 and land sold during 2013. The table does not include sales of development rights or small timberland sales from tree farms properties:

Current Real Estate Land Inventory by Zoning Category		2013 Sales from RE Portfolio
Zoning Designation	Acres	Acres	$/Acre	Total Sales
Urban zoning - residential	488			$1,628	*
Historic Rural Town	114
Commercial/retail	13
Business park/industrial	64	14	314,286	4,400
1 DU per 5 acres	726
1 DU per 10 acres	131
1 DU per 20 acres	861
1 DU per 40 acres	5
1 DU per 80 acres	251
Agrarian District	205
Forest Resource Lands	26
Open Space	20
Total	2,904			$6,028
*Property was sold in 2012, but accounting rules require us to recognize revenue on a percentage of completion basis as we satisfy construction-related post-closing obligations. This property was 11.5 acres with total revenue per acre of $135,004.

Item 3.                                LEGAL PROCEEDINGS

None.

Item 4.                                MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.	MARKET FOR REGISTRANT’S UNITS, RELATED SECURITY HOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Partnership’s equity securities are listed on NASDAQ and traded under the ticker symbol “POPE”. The following table sets forth the 2011 to 2013 quarterly ranges of low and high prices, respectively, for the Partnership’s units together with per unit distribution amounts by the period in which they were paid:

	High	Low	Closing	Distributions
Year Ended December 31, 2011
First Quarter	$48.00	$35.02	$46.75	$0.25
Second Quarter	49.00	40.81	45.51	0.25
Third Quarter	50.29	39.02	41.00	0.35
Fourth Quarter	47.50	38.00	42.99	0.35
Year Ended December 31, 2012
First Quarter	$45.78	$41.19	$43.70	$0.35
Second Quarter	60.39	42.50	55.07	0.45
Third Quarter	57.13	50.71	52.15	0.45
Fourth Quarter	56.49	51.25	55.68	0.45
Year Ended December 31, 2013
First Quarter	$66.49	$56.15	$61.50	$0.45
Second Quarter	74.99	59.97	70.00	0.45
Third Quarter	73.07	60.07	67.69	0.55
Fourth Quarter	69.65	63.01	67.00	0.55

Unitholders

As of January 31, 2014, there were 4,452,511 outstanding units, representing 243 holders of record. Units outstanding include 64,188 that are currently restricted from trading and that were granted to 17 holders of record who are either management employees or members of the managing general partner’s board of directors. The trading restriction for these units is lifted as the units vest. These restricted units vest over a four-year vesting schedule, either ratably over four years for management or 50% on the third anniversary of the grant date and the remaining 50% upon reaching the fourth anniversary for non-management Board members.

Distributions

All cash distributions are at the discretion of the Partnership’s managing general partner, Pope MGP, Inc. (the “Managing General Partner”). During 2013, the Partnership made two quarterly distributions of 45 cents per unit and two of 55 cents per unit that totaled $8.9 million in the aggregate. In 2012, we made one distribution of 35 cents per unit and three of 45 cents per unit, totaling $7.5 million in the aggregate.

Confidence in our ability to generate cash flow in 2013 and continued improvement in all of our markets served to inform a $0.10, or 22% increase in quarterly distribution in the third quarter of 2013. This increase was in addition to a $0.10, or 29%, increase in quarterly distribution in the second quarter of 2012. The Managing General Partner, in its discretion, determines the amount of the quarterly distribution and regularly evaluates distribution levels. The Partnership recognizes that current economic conditions warrant continued sensitivity to the stewardship of cash balances. As such, the quarterly determination of distribution amounts, if any, will reflect the expectations of management and the Managing General Partner for the Partnership’s liquidity needs.

Equity Compensation Plan Information

The Partnership maintains the Pope Resources 2005 Unit Incentive Plan, which authorizes the granting of nonqualified equity compensation in order to provide incentives to align the interests of management with those of unitholders. Pursuant to the plan, the Partnership issues restricted unit grants that vest over four years. As of December 31, 2013 there were 70,758 unvested and outstanding restricted units of which 24,036 units are scheduled to vest during 2014, and 915,994 limited partnership units remained issuable under the plan. Additional information regarding equity compensation arrangements is set forth in Note 6 to Consolidated Financial Statements and Item 11 - Executive Compensation. Such information is incorporated herein by reference.

Repurchase of Equity Securities

In December 2008 we announced a unit repurchase plan pursuant to which the Partnership was authorized to repurchase limited partner units with an aggregate value of up to $2.5 million. We subsequently increased the aggregate value of units authorized for repurchase to $5 million and extended the repurchase plan to allow for repurchases through December 2013. There were no Partnership unit repurchases under this 2008 plan during 2011, 2012 or 2013.  The unit repurchase plan has been terminated as of December 31, 2013.

Performance Graph

The following graph shows a five-year comparison of cumulative total unitholder returns for the Partnership, the Standard and Poor's 500 Index, the Standard and Poor's Smallcap 600 Index, the Standard and Poor’s Forest Products Index, the Wilshire 4500, and the Wilshire 5000 for the five years ended December 31, 2013. The total unitholder return assumes $100 invested at the beginning of the period in the Partnership’s units, the Standard and Poor's 500 Index, the Standard and Poor's Smallcap 600 Index, the Standard and Poor’s Forest Products Index, the Wilshire 4500, the Wilshire 5000, Former Long-Term Incentive Plan Peer Group and Current Long-Term Incentive Plan Peer Group. The graph assumes distributions are reinvested.

	12/31/08	12/31/09	12/31/10	12/31/11	12/31/12	12/31/13

Pope Resources	100.00	126.98	194.64	233.62	312.77	387.76
S & P 500	100.00	126.46	145.51	148.59	172.37	228.19
S & P Smallcap 600	100.00	125.57	158.60	160.22	186.37	263.37
Wilshire 4500	100.00	136.99	175.94	168.73	199.08	275.50
S & P Forest Products	100.00	143.51	143.01	143.01	143.01	143.01
Wilshire 5000	100.00	128.30	150.33	151.79	176.17	234.42
Former Long-Term Incentive Plan Peer Group	100.00	125.39	138.76	143.60	189.56	190.42
Current Long-Term Incentive Plan Peer Group	100.00	129.09	143.72	146.93	198.74	211.87

Copyright© 2014 Standard & Poor's, a division of The McGraw-Hill Companies Inc.
All rights reserved. (www.researchdatagroup.com/S&P.htm)

Issuance of Unregistered Securities

The Partnership did not conduct any unregistered offering of its securities in 2011, 2012, or 2013.

Item 6.                                SELECTED FINANCIAL DATA

Actual Results. The financial information set forth below for each of the indicated years is derived from the Partnership’s audited consolidated financial statements. This information should be read in conjunction with the audited consolidated financial statements and related notes included with this report.

(In thousands, except per unit data)	Year Ended December 31,
Statement of operations data	2013	2012	2011	2010	2009
Revenue:
Fee Timber	$56,035	$45,539	$52,729	$27,674	$14,847
Timberland Management & Consulting	-	7	-	31	601
Real Estate	14,657	8,497	4,545	3,487	5,030
Total revenue	70,692	54,043	57,274	31,192	20,478

Operating income/(loss):
Fee Timber	16,168	11,853	16,899	9,703	3,724
Timberland Management & Consulting	(1,950)	(1,568)	(1,515)	(1,250)	(375)
Real Estate (1)	3,276	(11,099)	(349)	(829)	1,616
General and Administrative	(4,562)	(4,170)	(4,188)	(4,711)	(3,686)
Total operating income (loss)	12,932	(4,984)	10,847	2,913	1,279
Net income (loss) attributable to unitholders	$13,135	$(4,709)	$8,754	$2,038	$(272)
Earnings (loss) per unit – diluted	$2.96	$(1.11)	$1.94	$0.43	$(0.07)
Distributions per unit	$2.00	$1.70	$1.20	$0.70	$0.70

Balance sheet data
Total assets	$310,908	$267,499	$230,408	$235,837	$187,080
Long-term debt, net of current portion	75,581	43,710	45,793	50,468	28,659
Partners’ capital	69,445	64,223	75,759	70,990	83,126

(1)	Real Estate operating results in 2013, 2012, 2011, 2010, and 2009 included $0, $12.5 million, $977,000, $875,000, and $30,000, respectively, of environmental remediation charges.

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

(In thousands)	Year Ended December 31,
Adjusted cash available for distribution:	2013	2012	2011	2010	2009
Cash provided by operations	$17,949	$16,209	$21,660	$8,950	$662
Less: Maintenance capital expenditures (1)	(1,352)	(1,284)	(1,353)	(858)	(1,118)
Less: Required debt service	(98)	(3)	(6)	(1,015)	(1,357)

Less: Noncontrolling portion of Funds cash from operations (2)	(5,656)	(3,270)	(7,405)	(733)	543
Plus: Financed debt extinguishment costs (3)	-	-	-	1,250	1,137
Adjusted cash available for distribution (ACAD)	$10,843	$11,652	$12,896	$7,594	$(133)

Other data
Acres owned/managed (thousands)	204	196	178	175	150
Fee timber harvested (MMBF) (4)	90	84	90	53	32

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

(3)	Make-whole payments owed to prior lender that were added to total amount borrowed from new lender.
(4)	Includes 2.3 MMBF sold as a timber sale in 2013 and 4.4 MMBF in 2012.

The following table presents Fee Timber revenue, operating income, and harvest volume on a look-through basis for each year in the three-year period ended December 31, 2013. This depiction reflects an adjustment to these GAAP financial items to reflect our proportionate ownership of each of the Funds, which for GAAP purposes are consolidated into our financial statements.

	Revenue				Harvest
(in millions)		Mineral, Cell	Total Fee	Operating	Volume
Year ended	Log Sale	Tower & Other	Timber	Income	(MMBF)
Partnership	$30.7	$1.5	$32.2	$14.1	48.5
Share of Funds	4.6	0.1	4.7	0.5	7.8
Look-through 2013	$35.3	$1.6	$36.9	$14.6	56.3

Partnership	$26.3	$2.5	$28.8	$11.6	47.6
Share of Funds	3.3	-	3.3	0.0	6.4
Look-through 2012	$29.6	$2.5	$32.1	$11.6	54.0

Partnership	$29.5	$1.5	$31.0	$13.6	50.7
Share of Funds	4.3	0.0	4.3	-	7.9
Look-through 2011	$33.8	$1.5	$35.3	$13.6	58.6

The following table presents log volume sold by species on a Look-through basis for each year in the three-year period ended December 31, 2013 as follows:

Volume (in MMBF)
Sawlogs	2013	% Total	2012	% Total	2011	% Total
Douglas-fir	36.6	65%	38.8	72%	40.9	70%
Whitewood	8.0	14%	6.2	11%	6.4	11%
Cedar	1.4	2%	0.6	1%	0.9	2%
Hardwoods	1.7	3%	1.4	3%	1.6	1%
Pulpwood
All Species	8.6	15%	7.0	13%	8.8	15%
Total	56.3	100%	54.0	100%	58.6	100%

The following table presents log price realized by species on a Look-through basis for each year in the two-year periods ended December 31, 2013 as follows:

		Fiscal Year
			∆ from 2012 to 2013			∆ from 2011 to 2012
		2013	$/MBF	%	2012	$/MBF	%	2011
Sawlogs	Douglas-fir	$695	$108	18%	$587	$(27)	-4%	$614
	Whitewood	$616	118	24%	498	(49)	-9%	547
	Cedar	$1,162	145	14%	1,017	86	9%	930
	Hardwood	$553	(35)	-6%	588	16	3%	572
Pulpwood	All Species	$272	(58)	-18%	330	(63)	-16%	393
Overall		$627	79	14%	548	(29)	-5%	577

Annual harvest volume and average price paid on a Look-through basis for each year in the three-year period ended December 31, 2013 was as follows:

	2013			2012			2011
Destination	Volume	%	Price	Volume	%	Price	Volume	%	Price
Export brokers	31.2	36%	$707	20.2	25%	$591	40.6	45%	$628
Domestic mills	43.5	50%	$650	49.5	62%	560	36.4	40%	565
Pulpwood	12.6	14%	$265	10.2	13%	318	13.2	15%	383
Total	87.3	100%	$614	79.9	100%	$537	90.2	100%	$567

The percentage of annual harvest volume on a Look-through basis by quarter for each year in the three-year period ended December 31, 2013 was as follows:

Year ended	Q1	Q2	Q3	Q4
2013	34%	28%	16%	22%
2012	23%	39%	21%	17%
2011	36%	22%	13%	29%

Fee Timber cost of sales on a Look-through basis for each year in the three-year period ended December 31, 2013 was as follows:

(in thousands)	Harvest, Haul and Other	Depletion	Total Fee Timber Cost of Sales	Harvest Volume (MMBF)
Partnership tree farms	$10,850	$2,704	$13,554	48.5
Share of Funds' tree farms	2,143	1,542	3,685	7.8	*
Look-through Fee Timber 2013	$12,993	$4,246	$17,239	56.3	*

Partnership tree farms	$10,032	$3,083	$13,115	52.0	**
Share of Funds' tree farms	1,509	1,387	2,896	6.4
Look-through Fee Timber 2012	$11,541	$4,470	$16,011	58.4	**

Partnership tree farms	$9,871	$3,171	$13,042	50.7
Share of Funds' tree farms	1,588	1,717	3,305	7.9
Look-through Fee Timber 2011	$11,459	$4,888	$16,347	58.6

* Volume includes 0.1 MMBF from timber deed sale on a look-through basis.
** Volume includes 4.4 MMBF from timber deed sale.

Fee Timber cost of sales, expressed on a per MBF and Look-through basis for each year in the three-year period ended December 31, 2013 was as follows:

(Amounts per MBF)	Harvest, Haul and Other *	Depletion *	Total Fee Timber Cost of Sales *
Partnership tree farms	$224	$56	$279
Share of Funds' tree farms	388	198	472
Look-through Fee Timber 2013	$238	$75	$306

Partnership tree farms	$211	$59	$252
Share of Funds' tree farms	236	217	453
Look-through Fee Timber 2012	$214	$77	$274

Partnership tree farms	$195	$63	$257
Share of Funds' tree farms	201	217	418
Look-through Fee Timber 2011	$196	$83	$279

* Timber deed sale volumes are excluded in the per MBF computation for harvest, haul and other costs but included in the per MBF computation for depletion and total cost of sales.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains a number of projections and statements about our expected financial condition, operating results, and business plans and objectives. These statements reflect management’s estimates based upon our current goals, in light of management’s knowledge of existing circumstances and expectations about future developments. Statements about expectations and future performance are “forward looking statements” within the meaning of applicable securities laws, which describe our goals, objectives and anticipated performance. These statements can be identified by words such as “anticipate,” “believe,” “expect,” “intend” and similar expressions. These statements are inherently uncertain, and some or all of these statements may not come to pass. Accordingly, you should not interpret these statements as promises that we will perform at a given level or that we will take any or all of the actions we currently expect to take. Our future actions, as well as our actual performance, will vary from our current expectations, and under various circumstances these variations may be material and adverse. Some of the factors that may cause our actual operating results and financial condition to fall short of our expectations are set forth in the part of this report entitled “Risk Factors” in Item 1A above. Some of the issues that may have an adverse and material impact on our business, operating results and financial condition include economic conditions that affect consumer demand for our products and the prices we receive for them both domestically and overseas, particularly in certain parts of Asia; government regulation that affects our ability to access our timberlands and harvest logs from those lands; factors that affect the timing and amounts realized from the sales, if any, of our real estate holdings; the implications of significant indirect sales to overseas customers, including regulatory and tax matters; the effect of financial market conditions on our investment portfolio and related liquidity; environmental and land use regulations that limit our ability to harvest timber and develop property; access to debt financing by our customers as well as ourselves; the impacts of climate change and natural disasters on our timberlands and on surrounding areas; and the potential impacts of fluctuations in foreign currency rates as they affect demand for our products. From time to time we identify other risks and uncertainties in our other filings with the Securities and Exchange Commission. The forward-looking statements in this report reflect our estimates and expectations as of the date of the report, and unless required by law, we do not undertake to update these statements as our business operations and environment change.

This discussion should be read in conjunction with the Partnership’s audited consolidated financial statements included with this report.

EXECUTIVE OVERVIEW

Pope Resources, A Delaware Limited Partnership (“we” or the “Partnership”), is engaged in three primary businesses. The first, and by far most significant segment in terms of owned assets and operations, is the Fee Timber segment. This segment includes timberlands owned directly by the Partnership and operations of the three private equity funds (“Funds”). When we refer to the timberland owned by the Partnership, we describe it as the Partnership’s tree farms. We refer to timberland owned by the Funds as the Funds’ tree farms. When referring collectively to the Partnership’s and Funds’ timberland we will refer to them as the Combined tree farms. Operations in this segment consist of growing timber to be harvested as logs for sale to export brokers and domestic manufacturers. The second most significant business in terms of total assets owned is the development and sale of real estate. Real Estate activities primarily take the form of securing permits, entitlements, and, in some cases, installing infrastructure for raw land development and then realizing that land’s value by selling larger parcels to buyers who will take the land further up the value chain, either to home buyers or to developers and lessors of commercial property. Since these land projects span multiple years, the Real Estate segment may incur losses for multiple years while a project is developed, and will not recognize operating income until that project is sold. In addition, within this segment we sometimes negotiate and sell development rights in the form of conservation easements (CE’s) on Fee Timber properties which preclude future development. Our third business, which we refer to as Timberland Management & Consulting, or “TM&C,” is engaged in organizing and managing private equity timber funds using capital invested by third parties and the Partnership.

Our current strategy for adding timberland acreage is centered on our private equity timber fund business model. We have closed and invested capital from three timber funds, with assets under management totaling approximately $302 million in value based on appraisals as of December 31, 2013. Our 20% co-investments in Funds I and II, and our 5% co-investment in Fund III, which collectively totaled $32 million as of December 31, 2013, afford us a share of the Funds’ operating cash flows while also allowing us to earn asset management and timberland management fees, as well as potential future incentive fees, based upon the overall success of each fund. Management also believes that this strategy allows us to maintain more sophisticated expertise in timberland acquisition, valuation, and management more cost-effectively than could be maintained for the Partnership’s timberlands alone. We believe our co-investment strategy also enhances our credibility with existing and prospective investors by demonstrating that we have both an operational and a financial commitment to the Funds’ success.

We have closed on $180 million of committed capital for Fund III, $9 million of which represents our co-investment commitment.  In the fourth quarter of 2012 we acquired a property in northern California which represented our first acquisition with this committed capital.  In the fourth quarter of 2013, we acquired property in southwest Washington.  As of December 31, 2013, $108 million of undrawn capital commitment remains including a commitment to Fund III by the Partnership of over $5 million.

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

Land held for development in western Washington by our Real Estate segment represents property that has been deemed suitable for residential and commercial building sites. The markets for these resources suffered during the global financial crisis along with regional and national markets, producing a decline in real estate segment sales.  Land held for sale represents those properties in the development portfolio that we expect to sell in the next year.  In the fourth quarter of 2013 and thus far in the first quarter of 2014, we have closed on the sale of a number of properties and although we expect to close on several more during 2014, the timing and success of those transactions cannot be assured. The challenge for our Real Estate segment centers around how and when to “harvest” a parcel of land and optimize value realization by selling the property, balancing the long-term risks and costs of carrying and developing a property against the potential for income and positive cash flows upon sale.

Currency exchange rates and ocean freight rates influence the competitiveness of our logs in Asian export markets as well as the competitiveness of our domestic sawmill customers with lumber exports to Asia relative to lumber exported from Canada or Australia. We sell our export logs to domestic intermediaries who then export the logs. Exchange rates impact the ability of these intermediaries to compete in Asian markets with logs that originate from Canada, Russia, or the Southern Hemisphere. In 2013, the U.S. dollar strengthened against most major currencies. The U.S. dollar strengthening against the Japanese yen and Korean won was not significant enough to affect demand for our logs, owing both to the relatively small fluctuations and to our sales volume into those countries.

Our consolidated revenue in 2013, 2012, and 2011, on a percentage basis by segment, was as follows:

Segment	2013	2012	2011
Fee Timber	79%	84%	92%
Timberland Management & Consulting	-%	-%	-%
Real Estate	21%	16%	8%

Additional segment financial information is presented in Note 11 to the Partnership’s Consolidated Financial Statements included with this report.

Highlights for the year ended December 31, 2013

●
Harvest volume for the year 2013 was 87 MMBF compared to 80 MMBF for 2012, a 9% increase.  These harvest volume figures do not include timber deed sales, 2 MMBF sold by one of our timber funds in 2013 and 4 MMBF from a Partnership tree farm in 2012.

●	Average realized log price per MBF was $614 for 2013 compared to $537 per MBF for 2012, a 14% increase.

●
As a percentage of total harvest, volume sold to export markets in 2013 increased to 36% from 25% in 2012, while the mix of volume sold to domestic markets decreased to 46% in 2013 from 59% in 2012.  Hardwood and pulp log sales make up the balance of total harvest volume.

●
The percentage of total harvest comprised of Douglas-fir sawlogs decreased to 60% in 2013 from 64% in 2012, while the whitewood component increased slightly to 20% in 2013 from 19% in 2012. This shift in species mix is consistent with the higher weighting of total harvest volume coming from Fund properties, which increased to 44% in 2013 from 40% in 2012.

●
In December 2013 our third private equity timber fund closed on a purchase of nearly 10,700 acres of timberland in southwest Washington for $43 million. The property was purchased with a combination of $18 million of debt and the balance with the fund’s equity. The Partnership contributed $1.3 million, or 5%, of the equity as part of its co-investment in this fund.

●
In Q4 2013, we closed on a 14-acre sale for $4.4 million for a school site in our Gig Harbor project and a 348-acre sale for $1.6 million for a conservation land sale in Jefferson County, Washington.   In Q2 2013, we closed on a 2,330-acre conservation land sale for $5.7 million.

●
We invested $10.8 million in our Gig Harbor project over the course of 2013 to both complete infrastructure obligations stemming from a Q4 2012 multi-family parcel sale and to prepare for a series of single-family lot sales expected to close in 2014 and beyond.

Outlook

In 2014, we expect our harvest level to be between 95-103 MMBF.  Log prices early in 2014 are comparing positively to those realized in Q4 2013, but it is early in the year and we are cognizant that macroeconomic headwinds have the potential to dampen global trade and the domestic housing recovery, either of which could weaken results for the coming year.

In the first two months of 2014, we closed on the sale of 40 single-family lots from our Gig Harbor project and on 535 acres of timberland in Port Gamble, Washington. Furthermore, two sales totaling 67 single-family lots from our Gig Harbor project are expected to close by the end of the first quarter of 2014 and several other land sales are expected to close this year, all of which will bolster Real Estate results for 2014.

General & Administrative costs in 2014 are currently expected to remain relatively flat compared to 2013.

RESULTS OF OPERATIONS

The following table reconciles net income (loss) attributable to unitholders for the years ended December 31, 2013 to 2012 and 2012 to 2011. In addition to the table’s numeric analysis, the explanatory text that follows describes many of these changes by business segment.

YEAR TO YEAR COMPARISONS
(in thousands)

	2013 vs. 2012	2012 vs. 2011
	Total	Total
Net income (loss) attributable to Pope Resources' unitholders:
2013 period	$13,135
2012 period	(4,709)	$(4,709)
2011 period		8,754
Variance	$17,844	$(13,463)

Detail of earnings variance:
Fee Timber
Log volumes (A)	$3,957	$(5,815)
Log price realizations (B)	6,723	(2,401)
Timber deed sales	(538)	1,026
Production costs	(3,996)	674
Depletion	(734)	1,739
Other Fee Timber	(1,096)	(269)
Timberland Management & Consulting	(382)	(53)
Real Estate
Land sales	3,690	2,375
Conservation easesement sales	(985)	-
Timber depletion on HBU sale	(529)	150
Other Real Estate	(300)	(1,752)
Environmental remediation costs	12,500	(11,523)
General & administrative costs	(394)	18
Net interest expense	(68)	224
Taxes	659	(116)
Noncontrolling interest	(663)	2,260
Total variances	$17,844	$(13,463)

(A) Volume variance calculated by extending change in sales volume by the average log sales price for the the comparison period.
(B) Price variance calculated by extending the change in average price realized by current period volume.

Fee Timber

Revenue and Operating Income

Fee Timber results include operations from 110,000 acres of timberland owned by the Partnership and 91,000 acres of timberland owned by the Funds. Fee Timber revenue is earned primarily from the harvest and sale of logs from these timberlands which are located in western Washington, western Oregon, and northern California.  Fee Timber revenue, to a lesser extent, is also derived from ground leases for cellular communication towers and royalties from gravel mines and quarries.  Our Fee Timber revenue is driven primarily by the volume of timber harvested and the average log price realized on the sale of that harvested timber. Our volume harvested is typically based on manufactured log sales to domestic mills or export brokers.  We also occasionally sell rights to harvest timber (timber deed sale) from the Combined tree farms. During the second quarter of 2012, we executed a timber deed sale from the Partnership’s timberland, and in the second, third and fourth quarters of 2013, we sold volume under the terms of a much smaller timber deed sale from the Funds’ timberland. The metrics used to calculate volumes sold and average price realized during the reporting periods exclude the timber deed sales, except where stated otherwise.  Harvest volumes are generally expressed in million board feet (MMBF) increments while harvest revenue and related costs are generally expressed in terms of revenue or cost per thousand board feet (MBF).  Fee Timber cost of sales, which consist predominantly of harvest, haul and depletion costs, vary directly and roughly proportionately with harvest volume and the resulting revenues. Revenue and cost data related to harvest activities on timberland owned by Funds are consolidated into this discussion of operations.

Revenue and operating income for the Fee Timber segment for each year in the three-year period ended December 31, 2013, are as follows:

	Revenue				Harvest
(in millions)		Mineral, Cell	Total Fee	Operating	Volume
Year ended	Log Sale	Tower & Other	Timber	Income	(MMBF)
Partnership	$30.7	$1.5	$32.2	$14.1	48.5
Funds	22.9	0.9	23.8	2.1	38.8
Total Fee Timber 2013	$53.6	$2.4	$56.0	$16.2	87.3

Partnership	$26.3	$2.5	$28.8	$11.6	47.6
Funds	16.6	0.1	16.7	0.2	32.3
Total Fee Timber 2012	$42.9	$2.6	$45.5	$11.8	79.9

Partnership	$29.5	$1.5	$31.0	$13.6	50.7
Funds	21.6	0.1	21.7	3.3	39.5
Total Fee Timber 2011	$51.1	$1.6	$52.7	$16.9	90.2

Fiscal Year 2013 compared to 2012. Fee Timber revenue for 2013 increased by $10.5 million, or 23%, to $56.0 million from $45.5 million during 2012. The increase is attributable to increased log sale revenue due to stronger export and domestic log markets in 2013 relative to 2012 leading to a 7.4 MMBF, or 9%, increase in harvest volume, combined with a $77/MBF, or 14%, increase in realized log price. Partially offsetting the increased log sale revenue was a $538,000 decrease in revenue from timber deed sales from $1.0 million on 4.4 MMBF from a Partnership tree farm in 2012 to $488,000 on 2.3 MMBF from a Fund tree farm in 2013. Timber deed sale revenue is included in the “Mineral, Cell Tower & Other Revenue” column in the above table.

Operating income increased $4.4 million, or 36%, from $11.8 million in 2012 to $16.2 million in 2013 due to the aforementioned 9% increase in harvest volume and 14% increase in realized log price.  Cost of sales increased by 17% due not only to increased volume, but also due to a 12% increase in harvest, haul, and other costs on a per MBF basis due primarily to more expensive logging systems.  Further lifting cost of sales was the increase in the Funds’ share of harvest volume from 40% in 2012 to 44% in 2013, which led to an increase in depletion expense on a per MBF basis. The Funds’ tree farms have a higher basis and higher depletion rate as they were acquired more recently than the Partnership’s tree farms.

Fee timber revenue from the Funds increased $7.1 million, or 43%, from $16.7 million in 2012 to $23.8 million in 2013 due to a 6.5 MMBF, or 20%, increase harvest volume and a $77/MBF, or 15%, increase in realized log price.  Also adding to the increase in revenue was $488,000 from a timber deed sale in 2013 of 2.3 MMBF, which had no counterpart in 2012.  These same factors caused operating income for the Funds to increase $1.9 million, or nine-fold, from $245,000 in 2012 to $2.1 million in 2013.

Fiscal Year 2012 compared to 2011. Fee Timber revenue and operating income decreased by $7.2 million and $5.1 million, respectively, from 2011 to 2012. The decreases were driven by the combined effect of a 10.3 MMBF, or 11%, drop in harvest volume from 2011 to 2012 coupled with a $30/MBF, or 5%, decrease in average realized log price. The harvest volume decrease reflects our response to a drop in 2012 log prices from 2011 levels when surging exports to China resulted in price spikes across numerous log sorts.  The operating income decrease was accentuated by higher harvest and haul costs across the Combined tree farms, offset in part by a 4.4 MMBF timber deed sale in 2012 which provided $765,000 of operating income.  We saw harvest and haul costs rise in 2011 primarily due to high demand for qualified loggers and truckers, many of whom went out of business or converted trucks to haul general freight during the depths of the recent economic downturn.  These log and haul cost increases continued in 2012, eroding operating income of both the Partnership and the Funds.

Revenue and operating income for the Funds decreased $5.0 million and $3.1 million, respectively, from 2011 to 2012.  A 7.2 MMBF, or 18%, decline in Fund harvest volume coupled with a $34/MBF, or 6%, decrease in log price were the factors responsible for the decreases. The percentage of Combined harvest coming from Fund properties dropped from 44% in 2011 to 40% in 2012.

Log Volume

Log volume sold for each year in the three-year period ended December 31, 2013 were as follows, exclusive of the aforementioned timber deed sales:

Volume (in MMBF)
Sawlogs	2013	% Total	2012	% Total	2011	% Total
Douglas-fir	52.5	60%	51.1	64%	55.2	61%
Whitewood	17.4	20%	15.4	19%	18.0	20%
Cedar	1.7	2%	0.8	1%	1.4	2%
Hardwoods	3.1	4%	2.3	3%	2.4	3%
Pulpwood
All Species	12.6	14%	10.2	13%	13.2	15%
Total	87.3	100%	79.9	100%	90.2	100%

Fiscal Year 2013 compared to 2012. Harvest volume increased 7.4 MMBF, or 9%, to 87.3 MMBF in 2013 versus 79.9 MMBF in 2012. The increase in volume is in response to a stronger domestic market that was manufacturing lumber for the improving U.S. housing market, as well as improved demand and pricing for logs from Asian export markets. We took advantage of these stronger markets by recapturing volume that was deferred in the 2008-2010 period when log markets were significantly weaker. The shift in mix from Douglas-fir in 2012 to whitewood and other species in 2013 is attributable to the decline in relative harvest volume off the Partnership’s timberland from 60% in 2012 to 56% in 2013 and commensurate increase in relative harvest volume off the Funds’ timberland from 40% in 2012 to 44% in 2013.

Fiscal Year 2012 compared to 2011. Harvest volume decreased by 10.3 MMBF, or 11%, from 2011 to 2012, with 7.2 MMBF, or 70%, of that decrease attributable to a reduction in Fund harvest. We experienced weaker demand from the China log export market in 2012 relative to 2011.  This market softening prompted us to slow the pace of harvest, particularly in the Fund’s coastal Oregon hemlock region, which was heavily dependent on the China log export market in 2011. There was very little shift in year-to-date Combined species mix from 2011 to 2012.  The most notable shift saw Douglas-fir sawlog volumes increase from 61% in 2011 to 64% in 2012, primarily at the expense of pulpwood volumes, which declined to 13% in 2012 from 15% in 2011.

Log Prices

For each year in the three-year period ended December 31, 2013, the table below shows the average realized log price by species, as well as the dollar and percentage change in price from 2012 to 2013 and 2011 to 2012.

		Fiscal Year
			∆ from 2012 to 2013			∆ from 2011 to 2012
		2013	$/MBF	%	2012	$/MBF	%	2011
Sawlogs	Douglas-fir	$684	$102	18%	$582	$(27)	-4%	$609
	Whitewood	$618	118	24%	500	(46)	-8%	546
	Cedar	$1,165	145	14%	1,020	97	11%	923
	Hardwood	$541	(40)	-7%	581	8	1%	573
Pulpwood	All Species	$265	(53)	-17%	318	(65)	-17%	383
Overall		$614	77	14%	537	(30)	-5%	567

Our average overall delivered log price increased $77/MBF, or 14%, from 2012 to 2013.  The overall average is heavily influenced by price movements for Douglas-fir and whitewood where we saw significant increases due to stronger markets in 2013 for export and domestic logs compared to 2012. The significant changes in the prices for cedar and hardwood had only a small impact on the overall price because of their low share of our production mix, while a decrease in the price for pulpwood logs served to offset a portion of the increases realized on Douglas-fir and whitewood sawlogs.

Our average overall delivered log price decreased $30/MBF, or 5%, from 2011 to 2012. This was due primarily to a $37/MBF, or 6%, year-over-year decrease in export price (blend of Douglas-fir and whitewood) in addition to a $65/MBF, or 17%, decrease in pulpwood prices. The significant change in the price for cedar had only a small impact on the overall price because of its low share of our production mix.

Douglas-fir: Douglas-fir is noted for its structural characteristics that make it generally preferable to other softwoods for manufacturing construction grade lumber and plywood. Demand and price for Douglas-fir sawlogs have historically been driven largely by the level of new home construction in the United States. Since late 2010 the correlation between Douglas-fir sawlog prices and domestic housing starts has weakened with surging demand from China. This increased export demand served to offset the weak domestic housing market in 2011, elevating log prices. In late 2011, however, the export market softened, a trend that continued through the first half of 2012, while at the same time the domestic housing market began to pick up. These two factors served to close the differential between export prices and rising domestic prices during 2012. The end result was that realized log prices decreased $27/MBF, or 4%, from $609/MBF in 2011 to $582/MBF in 2012.  Late in 2012, log inventories were drawn down in China as demand increased, causing the export and domestic markets to compete for the same logs.  The trends of increased demand from both the domestic and export markets continued into 2013, combining to cause the realized price to increase $102/MBF, or 18%, from $582/MBF in 2012 to $684/MBF in 2013.

Whitewood: “Whitewood” is a term used to describe several softwood species, but for us primarily refers to western hemlock. Though generally considered to be of a lower quality than Douglas-fir, these logs are also used for manufacturing construction grade lumber. Historically, there has been a modest export market for whitewood logs, with most of this volume going to Korea. Beginning in 2010 this changed as the China log export market demonstrated an appetite for softwood logs with little apparent express preference as to species. As with the discussion of Douglas-fir markets above, whitewood markets experienced similar characteristics from 2011 to 2013, though with an increased emphasis on changes in export demand. As a result, whitewood prices decreased $46/MBF, or 8%, from $546/MBF in 2011 to $500/MBF in 2012. Whitewood prices increased $118/MBF, or 24%, form $500/MBF in 2012 to $618/MBF in 2013.

Cedar: Cedar is a minor component in most upland timber stands and is generally used for outdoor applications such as fencing, siding and decking. Although there is a link between demand for these products and housing starts, this link is not as strong as with most other softwood species. Cedar prices increased $97/MBF, or 11%, from $923/MBF in 2011 to $1,020/MBF in 2012 in response to a small spike in demand from buyers.  Cedar prices increased $145/MBF, or 14%, from $1,020/MBF in 2012 to $1,165/MBF in 2013 due to improved domestic housing starts.

Hardwood: Hardwood is an ancillary product of Pacific Northwest log harvest volume, and at times this product’s pricing will vary inversely to harvest volume in the region as the market demand for it has been stable over time. Hardwood can refer to many different species, but on our tree farms primarily consists of red alder. The local mills that process red alder sawlogs are using the resource to manufacture lumber for use in furniture and cabinet construction. Given the relatively small volume of hardwood logs that we produce, the quality and species attributes of the volume can have a large impact on our price realizations. Hardwood prices increased $8/MBF, or 1%, from $573/MBF in 2011 to $581/MBF in 2012.  Hardwood prices decreased $40/MBF, or 7%, from $581/MBF in 2012 to $541/MBF in 2013.

Pulpwood: Pulpwood is a lower quality conifer or hardwood log unsuitable for the manufacture of lumber, but useful to produce wood chips for the pulp and paper industry. During the recession, many timberland owners deferred harvest for several years as domestic mills had severely curtailed operations and export market demand was at very low levels. Since pulp mills rely on sawmill residuals and pulpwood logs for their raw material, and both were in short supply during the recession, they were forced to raise pulpwood prices to levels not seen since the 1990’s. With the 2012 closure of a major pulp mill in our operating area, and the increased production at local sawmills reflective of the rising domestic housing market, the purchasers of pulpwood have become less dependent on raw material from whole logs. Pricing for pulpwood has softened accordingly as less expensive woodchips from sawmill residuals were substituted for woodchips from logs. As a result, pulpwood prices decreased $65/MBF, or 17%, from $383/MBF in 2011 to $318/MBF in 2012. Pulpwood prices decreased $53/MBF, or 17%, from $318/MBF in 2012 to $265/MBF in 2013. With the return in 2012 of more traditional pricing for pulpwood, our harvest planning reverted to a more customary log sort mix rather than emphasizing timber stands with a higher pulpwood mix.

Customers

Annual harvest volume and average price paid for each year in the three-year period ended December 31, 2013 was as follows:

	2013			2012			2011
Destination	Volume	%	Price	Volume	%	Price	Volume	%	Price
Export brokers	31.2	36%	$707	20.2	25%	$591	40.6	45%	$628
Domestic mills	43.5	50%	$650	49.5	62%	560	36.4	40%	565
Pulpwood	12.6	14%	$265	10.2	13%	318	13.2	15%	383
Total	87.3	100%	$614	79.9	100%	$537	90.2	100%	$567

Fiscal Year 2013 compared to 2012. Volume sold to export brokers as a percentage of total harvest in 2013 increased to 36% compared to 25% during 2012. Conversely, volume sold to domestic mills declined to 50% in 2013 compared to 62% during 2012. This shift in mix is attributable to a stronger export market in 2013 versus 2012, and reduced impact in the domestic market from a niche opportunity that existed in 2012 wherein we sold high quality logs to a domestic customer cutting lumber for Japan. Prices in the export market increased $116/MBF, or 20%, from 2012 to 2013. Domestic prices were also up, increasing by $90/MBF, or 16%, from 2012 to 2013. In both cases, prices are higher due to improved demand in each of those markets. The market share of pulpwood logs increased nominally from 2012 to 2013 due to the mix of stands selected for harvest, despite a $53/MBF, or 17%, decrease in price from 2012 to 2013. The pulpwood price decline is attributable to the increased supply of wood chips available from sawmill residuals.

Fiscal Year 2012 compared to 2011. Export brokers purchased 25% of 2012 volume compared to 45% during 2011. The loss of volume was made up entirely by the domestic mills that purchased 62% of the 2012 volume versus 40% of the 2011 volume.  This swing in product destination was due principally to a weaker China export log market with far less demand in 2012 compared to 2011, which in turn resulted in a $37/MBF, or 6%, decline in export log prices. Notwithstanding gradually improving housing starts and some spot markets for lumber bound for export markets that provided much needed life support to domestic mills, domestic log prices declined slightly, losing $5/MBF, or 1%, from 2011 to 2012. Closure of a regional pulp mill and added lumber production served to bring down pulpwood mix from 15% in 2011 to 13% in 2012. Pulpwood prices also decreased $65/MBF, or 17%, between 2011 and 2012.

Harvest Volumes and Seasonality

The Partnership owns 110,000 acres of timberland in western Washington and the Funds own 91,000 acres of timberland in western Washington, northwestern Oregon, and northern California. We are able to conduct year-round harvest activities on the Partnership’s Hood Canal tree farm and on 23,000 acres of the Funds’ properties because these tree farms are concentrated at low elevations. In contrast, the Partnership’s Columbia tree farm and the 68,000-acre balance of Fund properties are at a higher elevation where harvest activities are generally not possible during the winter months when snow precludes access to the lands. Generally, we concentrate our harvests from lower-elevation tree farms in those months when weather limits operations on other properties, thus taking advantage of reduced competition for log supply to our customers and improved realized prices. As such, when these various tree farms are combined, we can operate so that the pattern of quarterly volumes harvested is flatter than would be the case if looking at one tree farm in isolation.

The percentage of annual harvest volume by quarter for each year in the three-year period ended December 31, 2013 was as follows:

Year ended	Q1	Q2	Q3	Q4
2013	34%	28%	16%	22%
2012	23%	39%	21%	17%
2011	36%	22%	13%	29%

Entering 2013, we recognized that both the domestic and export markets were simultaneously improving causing us to pull forward volume into Q1 2013 that was planned for later in the year. These strong markets and prices continued into Q2 2013, combined with typical seasonal patterns associated with better access to higher elevation timberlands. Taking advantage of strong markets in the first half of 2013 allowed us to throttle back operations in Q3 2013 when log supply is generally at its highest of the year due to favorable weather, and log prices are commensurately lower. Prices improved to their highest levels of the year in Q4 2013, causing a slight increase in volume.

Harvest activities in early 2012 were approached with caution due to lukewarm demand from the China market during the first quarter of the year and relatively high inventories at domestic customers’ log yards resulting from the heavy Q4 2011 production.  Q2 2012 harvest reflects a seasonal bump in spring harvest that was more pronounced than usual due to withholding volume during Q1 2012 and a decision to advance some of the Q3 2012 volume to take advantage of favorable pricing. This resulted in slightly lower Q3 2012 harvest volume, a level we maintained during Q4 2012 due to favorable log prices.

We entered 2011 with momentum from the burgeoning Chinese export market that began in earnest in the second half of 2010. As Q1 2011 progressed, we moved quickly to further ramp up harvest activity to meet the demand from our export customers. We were poised for a seasonal Q2 2011 slow-down that did not come to fruition until Q3 2011. We experienced another spike in demand during Q4 2011, wherein we cut nearly a third of the annual volume in response to that demand.

Cost of Sales

Cost of sales for the Fee Timber segment consists of harvest, haul, and harvest excise tax costs along with depletion expense. These costs all vary directly with harvest volume. Harvest costs will vary by terrain, with steeper slopes requiring more expensive cable systems and a high labor component, while more moderate slopes can be harvested utilizing mechanized equipment resulting in lower relative costs. Haul costs will also vary directly in proportion to the distance traveled from the logging site to the log-buying customer, and will reflect the impact of fuel cost variability. Taken together, harvest and haul costs represent by far the most significant direct costs incurred to convert standing timber into manufactured logs and deliver those logs to the point of sale. Harvest excise tax costs vary by state, and our typical volume weighted average ranges from $10-14/MBF.

Depletion expense represents the cost of acquiring and growing the harvested timber. The applicable depletion rate is derived each year by dividing the sum of a) the aggregate cost of merchantable (age 35 and older) stands of timber and b) capitalized road expenditures by c) the estimated volume of merchantable timber available for harvest at the beginning of that year. The depletion rate, so derived and expressed in $/MBF terms, is then multiplied by the volume harvested in a given period to calculate depletion expense for that period. Because of the relatively recent acquisition dates of the Funds’ tree farms, the depletion rates associated with harvests from those properties are considerably higher than for harvests from the Partnership’s tree farms. Partnership depletion consists primarily of historical timber cost that has been owned by the Partnership for many decades, as well as the Columbia tree farm property that was acquired in 2001.

We use a pooled depletion rate for volume harvested from the Partnership’s tree farms that divides the combined book basis of the merchantable timber for both tree farms by the combined merchantable volume for both tree farms. On the other hand, for the Funds we calculate separate depletion rates for each of the Fund tree farms and then present them as a blended aggregate rate based on actual harvest volume from each of the tree farms.

Fee Timber cost of sales for each year in the three-year period ended December 31, 2013 is as follows:

(in thousands)	Harvest, Haul and Other	Depletion	Total Fee Timber Cost of Sales	Harvest Volume (MMBF)
Partnership tree farms	$10,850	$2,704	$13,554	48.5
Funds' tree farms	10,723	8,049	18,772	41.0	*
Total Fee Timber 2013	$21,573	$10,753	$32,326	89.5

Partnership tree farms	$10,032	$3,083	$13,115	52.0	**
Funds' tree farms	7,546	6,935	14,481	32.3
Total Fee Timber 2012	$17,578	$10,018	$27,596	84.3	**

Partnership tree farms	$9,871	$3,171	$13,042	50.7
Funds' tree farms	7,939	8,587	16,526	39.5
Total Fee Timber 2011	$17,810	$11,758	$29,568	90.2

* Volume includes 2.3 MMBF from timber deed sale.
** Volume includes 4.4 MMBF from timber deed sale.

Fiscal Year 2013 compared to 2012. Cost of sales increased $4.7 million, or 25%, from $27.6 million in 2012 to $32.3 million in 2013 partly due to a $34/MBF, or 10%, increase in per MBF cost of sales due to several factors including higher per MBF harvest, haul, and other costs due to more expensive logging systems and hauling costs; and a higher mix of Fund harvest volume in 2013 (46%) versus 2012 (38%) magnifying the Funds’ higher depletion rate. Also contributing to the increase was a 5.2 MMBF, or 6%, increase in harvest volume, including the timber deed sale volumes.

Fiscal Year 2012 compared to 2011. Cost of sales declined $2.0 million, or 6.7%, from $29.6 million in 2011 to $27.6 million in 2012 principally as a result of a $1.8 million decline in depletion expense.  The decline in depletion expense is a result of an 11% reduction in Combined harvest volume coupled with a shift away from harvest from the Funds’ tree farms, which carry a higher per unit depletion rate, partially offset by the depletion expense from the 4.4 MMBF timber deed sale. The Partnership tree farms have a lower historic cost and attendant depletion rate, while the Funds’ tree farms have a higher depletion rate reflective of their more recent acquisition dates.  In 2012, harvest volumes, including the 4.4 MMBF timber deed sale, were weighted 62% and 38% from Partnership and Fund tree farms, respectively.  In 2011, volumes were weighted 56% and 44% from Partnership and Fund tree farms, respectively.

Fee Timber cost of sales for each year in the three-year period ended December 31, 2013 on a per MBF basis is as follows:

(Amounts per MBF)	Harvest, Haul and Other *	Depletion *	Total Fee Timber Cost of Sales *
Partnership tree farms	$224	$56	$279
Funds' tree farms	277	196	458
Total Fee Timber 2013	$247	$120	$361

Partnership tree farms	$211	$59	$252
Funds' tree farms	234	215	448
Total Fee Timber 2012	$220	$119	$327

Partnership tree farms	$195	$63	$257
Funds' tree farms	201	217	418
Total Fee Timber 2011	$197	$130	$328

* Timber deed sale volumes are excluded in the per MBF computation for harvest, haul and other costs but included in the per MBF computation for depletion and total cost of sales.

Fiscal Year 2013 compared to 2012. Cost of sales per MBF increased $34/MBF, or 10%, from $327/MBF in 2012 to $361/MBF in 2013.  The increase is due to increases in the per MBF costs of both depletion and harvest, haul, and other.  Depletion costs per MBF increased $1/MBF, or 1%, from $119/MBF in 2012 to $120/MBF in 2013 due to an increase in the Funds’ share of harvest volume from 38% in 2012 to 46% in 2013, offset partially by a decrease of $19/MBF in the Funds’ blended depletion rate.  Harvest, haul, and other costs increased $27/MBF, or 12%, from $220/MBF in 2012 to $247/MBF in 2013, due to more expensive logging systems resulting from an increase in the percentage of cable acres from 31% in 2012 to 37% in 2013, increased per MBF haul costs, and increases in prices for both harvest and hauling services due to continued low supply of contractors.

Fiscal Year 2012 compared to 2011. Costs of sales per MBF decreased $1/MBF, or nil %, from $328/MBF in 2011 to $327/MBF in 2012.  The slight decrease is due to an $11/MBF, or 9%, decline in per MBF depletion costs from $130/MBF in 2011 to $119/MBF in 2012 which was almost entirely offset by a $23/MBF, or 11%, increase in per MBF harvest, haul, and other costs from $197/MBF in 2011 to $220/MBF in 2012.  The decline in per MBF depletion costs was due to a decrease in the Fund’s share of harvest volume from 44% in 2011 to 38% in 2012.  The increase in per MBF harvest, haul, and other costs was reflective of increases in harvest from units requiring higher cost cable logging accentuated by competition to hire and retain scarce logging contractors.  Cable logging costs in particular experienced a sharp increase in 2011 when demand for experienced contractors exceeded contractor capacity, allowing contractors to demand higher prices for their services that carried over into 2012. Haul costs were also up slightly due to a shrinking contract trucking pool and longer haul distances.

 Operating Expenses

Fee Timber operating expenses include the cost of both maintaining existing roads and building temporary roads for harvesting, management expenses, and silviculture expenditures.

Fiscal Year 2013 compared to 2012. Operating expenses for the Fee Timber segment increased 24% in 2013 to $7.5 million from $6.1 million in 2012 primarily due to a 52% increase in road building and maintenance costs to prepare for future harvest activity, particularly on recently acquired Fund tree farms. As a result, road building and maintenance costs increased from 31% of total operating expenses in 2012 to 38% in 2013.

Fiscal Year 2012 compared to 2011. Operating expenses for the Fee Timber segment declined 3% in 2012 to $6.1 million from $6.3 million in 2011 primarily due to a 21% reduction in road building and maintenance costs which spiked during 2011 to support higher harvest activity. This resulted in road building and maintenance costs decreasing from 33% of total operating expenses in 2011 to 31% in 2012.

Timberland Management & Consulting

The Timberland Management & Consulting (TM&C) segment develops timberland investment portfolios on behalf of the Funds. As of December 31, 2013, the TM&C segment managed our three private equity timber funds, which own a combined 91,000 acres of commercial timberland in western Washington, northwestern Oregon, and northern California with total assets under management of $302 million. Fund III is currently in the drawdown period to invest its $180 million of committed capital, which includes $9 million from the Partnership for its co-investment. As of December 31, 2013, Fund III had $108 million of committed capital remaining to invest, which includes over $5 million from the Partnership. The drawdown period for Fund III commenced on July 31, 2012, and will last for three years or until all of the committed capital is invested, whichever occurs first.

Invested Capital

The following table provides detail behind committed and called capital by the Funds as of December 31, 2013.

	Total Fund		Co-investment
(in millions)	Commitment	Called Capital	Commitment	Called Capital	Distributions Received
Fund I	$62	$59	$12	$12	$1

Fund II	$84	$83	$17	$17	$6

Fund III	$180	$72	$9	$4	$0
Total	$326	$213	$38	$32	$7

The Partnership received combined distributions from Funds I and II of $4.0 million, $958,000, and $1.7 million in 2013, 2012, and 2011, respectively. Fund distributions are paid from available Fund cash, generated primarily from the harvest and sale of timber after paying all Fund expenses and management fees. During Q3 2013, Fund II made a special distribution of $14.1 million to its investors, financed by the closing of a $14 million timberland mortgage. The Partnership’s portion of this special distribution was $2.7 million, and is included in the $4.0 million of combined distributions received by the Partnership in 2013. In addition to distributions, the Partnership also earned investment and timberland management fees from the Funds which totaled $2.8 million, $2.2 million, and $2.4 million in 2013, 2012, and 2011, respectively. These fees are eliminated in consolidation because the Funds’ financial statements are consolidated with the Partnership’s.

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

Revenue and operating loss for the TM&C segment for each year in the three-year period ended December 31, 2013, were as follows:

Year Ended December 31, (in millions)	2013	2012	2011
Revenue internal	$2.8	$2.2	$2.4
Intersegment eliminations	(2.8)	(2.2)	(2.4)
Revenue external	$0.0	$0.0	$0.0

Operating income-internal	$0.3	$0.1	$0.4
Intersegment eliminations	(2.3)	(1.7)	(1.9)
Operating loss-external	$(2.0)	$(1.6)	$(1.5)

Fund harvest voume (in MMBF) *	41.0	32.3	39.5
Acres under management	91,000	80,000	61,000

* Volume includes 2.3 MMBF from timber deed sale in 2013.

Fiscal Year 2013 compared to 2012. TM&C had no revenue to report in 2013 after elimination of $2.8 million of fees and minimal consulting fee revenue in 2012 after elimination of $2.2 million of fees. The increase in invested capital and acres managed associated with the acquisition by Fund III in December 2012, as well as the increase in harvest volume, resulted in the increase in management fees earned in 2013 versus 2012.

Fiscal Year 2012 compared to 2011. TM&C had minimal consulting fee revenue in 2012 compared with no revenue in 2011 after elimination of $2.2 million and $2.4 million of fees in 2012 and 2011, respectively. The reduction in harvest volume resulted in a decline in management fees earned in 2012 from 2011.

Operating Expenses

Fiscal Year 2013 compared to 2012. TM&C operating expenses increased $375,000 from $1.6 million in 2012 to $2.0 million in 2013. The increase in operating expense is due primarily to increased expenses incurred in connection with evaluating potential acquisition targets offset partially by reduced travel and other expenses associated with raising capital for Fund III, which was completed in July 2012.

Fiscal Year 2012 compared to 2011. TM&C operating expenses increased $60,000 from $1.5 million in 2011 to $1.6 million in 2012. The increase in operating expense is due primarily to expenses incurred in connection with raising capital and evaluating potential acquisition targets.

Real Estate

Revenue and Operating Income

The Real Estate segment's activities consist of investing in and later reselling improved properties, holding properties for later development and sale, and managing commercial properties.  Revenue is generated primarily from the sale of land within its 2,900-acre portfolio, sales of development rights, known as conservation easements (CE’s), sales of tracts from the Partnership’s timberland portfolio, and residential and commercial rents from our Port Gamble and Poulsbo properties. The Partnership’s Real Estate holdings are located primarily in the Washington counties of Pierce, Kitsap, and Jefferson with sales of land for this segment typically falling into one of the three general types:

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

As indicated above, conservation sales take two primary forms for us, either a conservation easement sale that extinguishes future development rights on a parcel of timberland but retains the ability to conduct forestry operations or an outright fee simple sale to a conservation entity. In 2013, conservation sales reflected outright sales of fee simple interests in 2,330 acres from our Columbia tree farm and 348 acres from our Hood Canal tree farm.  In 2012, we sold development rights on nearly 1,900-acres of our Columbia tree farm.  In 2011, conservation sales reflected an outright sale of fee simple interest in a 386-acre conservation tract as well as a sale of development rights on 255 acres. In the case of the 386-acre fee simple sale, the Partnership retained no interest in or harvesting rights to the property post-sale. On the other hand, the 255-acre sale of development rights allows us to retain harvesting rights and other timberland management rights, but bars any future subdivision of or real estate development on the property.

Results from Real Estate operations are expected to vary significantly from year to year as we make multi-year investments in entitlements and infrastructure prior to selling entitled or developed land.  Real Estate segment revenue for each year in the three-year period ended December 31, 2013 consisted of the following components:

						Per Acre Amounts
(in thousands except acres)		Gross	Gross	Operating Income				Gross
Description	Revenue	margin	margin %	(loss)		Acres	Revenue	Margin
Conservation land sales	$7,259	$5,426				2,678	$2,711	$2,026
Gig Harbor Residential	1,628	702	^			12	135,667	58,500
Gig Harbor Business Park	4,400	1,132				14	314,286	80,857
Unimproved land	126	102				21	6,000	4,857
Total land	13,413	7,362	55%			2,725	5,806	3,187
Rentals	1,229	(19)
Other	15	14
2013 Total	$14,657	$7,357	50%	$3,276

Land underlying corporate office	$2,900	$2,726				2	$1,450,000	$1,363,000
Development rights (CE)	1,235	985				1,852	667	532
Gig Harbor Residential	1,553	524	^			12	129,380	43,667
Unimproved land	1,511	966				444	3,403	2,175
Total land	7,199	5,201	72%			2,310	3,116	2,251
Rentals	1,287	50
Other	11	11
2012 Total	$8,497	$5,262	62%	$(11,099)	*

Description	Revenue	Gross Margin				Acres	Revenue	Gross Margin
Development rights (CE)	$480	$414				255	$1,882	$1,624
Conservation sale	1,955	1,713				386	5,065	4,438
Unimproved land	417	347				102	4,088	3,402
Residential	484	342				5	96,800	68,400
Total land	3,336	2,816	84%			748	4,460	3,765
Rentals	1,195	134
Other	14	14
2011 Total	$4,545	$2,964	65%	$(349)	**
^Revenue recognized on percentage of completion basis
*Includes $12.5 MM of environmental remediation expense
**Includes $977,000 of environmental remediation expense

Fiscal Year 2013 compared to 2012. Real Estate closed on a 2,330-acre conservation land sale for $5.7 million during Q2 2013 and, in December 2013, closed on a 348-acre conservation land sale for $1.6 million and a 14-acre sale from the Harbor Hill development in Gig Harbor for $4.4 million.  Results for 2013 also include $1.6 million of revenue recognized on a percentage-of-completion basis for the 11.5 acre multi-family parcel sale in December 2012 from the Harbor Hill development.  We had post-closing obligations in the form of road and infrastructure construction that precluded us from recognizing as revenue the entire sales price in 2012.  As such, we account for the sale on a percentage-of-completion basis as we satisfy the post-closing obligations.  As of December 31, 2013, we have completed nearly all of the post-closing obligation, leaving less than $100,000 of revenue to be recognized in 2014.  During 2012, the Real Estate segment closed on the sale of development rights, the sale of the land underlying our headquarters building on 2 acres in Poulsbo, two land sales, and an ingress/egress and utility easement.

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

Cost of Sales

Real Estate cost of sales for each of the three years ended December 31, 2013, 2012, and 2011 was $7.3 million, $3.2 million, and $1.6 million, respectively, with these amounts comprised of land basis, legal, other closing costs, and costs incurred in the generation of rental revenue. CE sales, unlike fee simple sales which include land basis in cost of sales, typically have little or no cost basis as part of the transaction. The increases in cost of sales from 2011 to 2012 and from 2012 to 2013 are due primarily to the increase in sales revenue.

Operating Expenses

Real Estate operating expenses for each of the three years ended December 31, 2013, 2012, and 2011 were $4.1 million, $16.4 million, and $3.3 million, respectively. Operating expenses significantly increased in 2012, primarily as a result of $12.5 million in environmental remediation charges in addition to expenses incurred in connection with the submission of the Port Gamble master plan and depreciation expense related to the retirement of our previous corporate headquarters. Excluding the 2012 environmental remediation charge, operating expenses increased by $220,000 from 2012 to 2013 due primarily to continuing costs associated with the master plan submission for Port Gamble’s town and mill site, as well as increases in costs related to long-term planning and development for other properties where entitlements have not yet been obtained, offset partially by lower depreciation expense following our move to our new corporate headquarters which prompted the acceleration of depreciation in 2012 to reflect the reduction in depreciable life.  Operating expenses in 2012, excluding $12.5 million in environmental remediation charges, increased $1.5 million over 2011, excluding $977,000 in environmental remediation charges in that year. This increase was due primarily to costs associated with the master plan submission for Port Gamble’s town and mill site.

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

Those properties that are for sale, under contract, and those for which the Partnership has an expectation they will sell within the next 12 months, are classified on our balance sheet as a current asset under “Land Held for Sale.” The $10.3 million amount currently in Land Held for Sale reflects our expectation of sales in 2014 of parcels comprising 61 acres from the Harbor Hill project in Gig Harbor as well as 535 acres of timberland near Port Gamble for conservation purposes.  Land Held for Sale as of December 31, 2012 represented an expected 2013 sales of an 11-acre, single-family parcel from the Harbor Hill project.

Environmental Remediation

The environmental remediation liability represents management’s best estimate of payments to be made to remediate and monitor and remedy certain areas in and around the townsite/millsite of Port Gamble, and at Port Ludlow, Washington.

In the second quarter of 2012 we accrued an additional $12.5 million for Port Gamble environmental liabilities to have an estimated accrual of $14.3 million as of June 30, 2012.  This additional accrual was derived prior to the conclusion of negotiations with the Department of Ecology (DOE), but was the result of significant modifications to the draft Port Gamble Baywide and Millsite Remedial Investigation (RI) and Feasibility Study (FS) issued by the DOE in May 2012.  From mid-August 2012 through the balance of 2013, management was in regular dialogue with DOE on the development of a Clean-Up Action Plan (CAP), the negotiation of a consent decree (CD), and the potential sale of property around Gamble Bay by Pope Resources. In December of 2013, the CD and CAP were finalized and filed with Kitsap County Superior Court.  The scope of the clean-up outlined in the final CAP is substantially the same as was contemplated in the second quarter of 2012 when the additional accrual was recorded. A short list of unresolved issues remain, principally related to the degree to which the Department of Natural Resources (DNR), the other potentially liable party (PLP) in Port Gamble, is going to participate in funding the costs of clean-up.

In developing its estimate of the Port Gamble environmental liability management has employed a Monte Carlo statistical simulation model that suggests a potential aggregate range of clean-up costs from $11.4 million to $15.3 million which corresponds to a two standard deviation ranges from the mean of possible outcomes.  The $13.1 million liability recorded by the Partnership as of December 31, 2013 is based on the 50th percentile within the range, which management considers their best estimate of the most likely outcome.

The environmental liability also includes a separate remediation effort within the resort community of Port Ludlow. Early in 2012, soil vapor extraction (SVE) pilot tests were conducted in Port Ludlow with this round of testing producing somewhat inconclusive results regarding the efficacy of SVE as a remediation technique. In September 2013, the Partnership completed and submitted to the DOE a focused feasibility study of clean-up action alternatives.  The Partnership has recorded a liability of $100,000 which corresponds to the estimated cost of the clean-up alternative recommended in the study.  In February 2014, DOE issued an opinion letter in which it concurred with the clean-up alternative recommended in the study.

The environmental liability at December 31, 2013 is comprised of $700,000 that the Partnership expects to expend in the next 12 months and $12.5 million thereafter. Activity in the environmental remediation liability is detailed as follows:

(in thousands)	Balances at	Additions	Expenditures
Year ended	the Beginning	to	for	Balance at
December 31,	of the Year	Accrual	Remediation	Year-end
2013	$13,942	-	701	$13,241
2012	2,203	12,500	761	13,942
2011	1,933	977	707	2,203

General & Administrative (G&A)

Fiscal Year 2013 compared to 2012.  G&A expenses increased to $4.6 million in 2013 from $4.2 million in 2012. The increase from 2012 to 2013 was due to the combination of higher equity compensation expense driven by a strong unit price in 2013 relative to 2012 and professional fees incurred for non-recurring projects.

Fiscal Year 2012 compared to 2011. G&A costs were $4.2 million in both 2012 and 2011, with some cost categories up between periods but other offsetting categories down.

Interest Income and Expense

Interest income declined from $26,000 in 2012 to $21,000 in 2013 on top of a decrease from $42,000 in 2011. The progressively lower amounts of interest income from 2011 through 2013 are due primarily to lower cash and investment balances coupled with a decrease in average interest earned on the portfolio.

Interest expense, net of interest capitalized to development projects, was $1.5 million in 2013 and 2012 and $1.7 million in 2011. Although interest expense was flat on a net basis from 2012 to 2013, it increased by $287,000 on a gross basis.  However, this was offset by a $224,000 increase in interest capitalized to the Harbor Hill project. The decline from 2011 to 2012 was due to a decline in weighted average borrowings on the operating line of credit coupled with an increase in interest capitalized to the Harbor Hill project.

The debt arrangement between the Partnership and Northwest Farm Credit Services (NWFCS) includes an annual rebate of a portion of interest expense paid in the prior year (patronage). This NWFCS patronage program is a feature common to most of this lender’s customer loan agreements. The patronage receivable reduced interest expense by $264,000 and $214,000 in 2013 and 2012, respectively.

Income Taxes

We recorded a tax benefit of $307,000 in 2013 compared to tax expense of $352,000 in 2012 and $236,000 in 2011, based on taxable income in corporate subsidiaries and certain discrete items.

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

Noncontrolling interests-ORM Timber Funds

Noncontrolling interests-ORM Timber Funds represented the portion of 2013, 2012, and 2011 net (income) losses of the Funds attributable to third-party owners of the Funds.  The Funds carry a higher depletion cost than the Partnership’s timberland and as a result often generate losses during the early years of the Fund life.  Included in these results are the management fees charged by ORM LLC to the Funds.  The portion of the loss or (income) attributable to these third-party investors is added back to determine “Net income (loss) attributable to Partnership unitholders” as follows:

(in thousands)
Noncontrolling interest-2013	Fund I	Fund II	Fund III		Total
Management fees paid to ORM LLC	$(801)	$(1,427)	$(572	) *	$(2,800)
Forest operations	181	2,238	(283)		2,136
Fund operating income (loss)-Internal	(620)	811	(855)		(664)
Interest expense	(1)	(737)	(62)		(800)
Income tax expense	(47)	(97)	-		(144)
Fund net loss-Internal	(668)	(23)	(917)		(1,608)
Add back of loss attributed to noncontrolling interest	$534	$18	$871		$1,424

Noncontrolling interest-2012	Fund I	Fund II	Fund III		Total
Management fees paid to ORM LLC	$(804)	$(1,321)	$(86	) *	$(2,211)
Forest operations	(149)	454	(60)		245
Fund operating income (loss)-Internal	(953)	(867)	(146)		(1,966)
Interest expense	(3)	(535)	-		(538)
Income tax expense	(23)	(55)	-		(78)
Fund net income (loss)-Internal	(979)	(1,457)	(146)		(2,582)
Add back of loss attributed to noncontrolling interest	$783	$1,165	$139		$2,087

Noncontrolling interest-2011	Fund I	Fund II	Fund III		Total
Management fees paid to ORM LLC	$(847)	$(1,343)	$(200	) *	$(2,390)
Forest operations	(143)	3,474	-		3,331
Fund operating income (loss)-Internal	(990)	2,131	(200)		941
Interest expense	(4)	(534)	-		(538)
Income tax expense	(46)	(105)	-		(151)
Fund net income (loss)-Internal	(1,040)	1,492	(200)		252
Add back of loss attributed to noncontrolling interest	$832	$(1,195)	$190		$(173)

* Includes $21, $66 and $200 of costs reimbursed to ORM by Fund III in 2013, 2012 and 2011, respectively.

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

The Partnership’s debt consists primarily of an operating line of credit and fixed-rate mortgage debt. The line of credit has a maximum borrowing limit of $20 million and matures August 1, 2015 and carries a variable interest rate based on the one-month LIBOR rate with margins ranging between 1.75% and 2.75% and unused commitment fees ranging from 0.15% to 0.35%.  The Partnership had no balance drawn under the line of credit as of December 31, 2013 or 2012.

In December 2012, we mortgaged the commercial office building on Seventh Avenue in Poulsbo, Washington using a 10-year term loan from Northwest Farm Credit Services (NWFCS) with a 3.8% interest rate and a 20-year principal amortization.  The $3.0 million loan amount was set using a 75% loan-to-value ratio and requires monthly interest and principal payments until January 2023.  Loan origination costs of $18,000 will be amortized over the life of the loan.

The Partnership’s debt agreements have financial covenants which are measured quarterly. Among the covenants measured is a requirement that the Partnership not exceed a maximum debt-to-total-capitalization ratio of 30% with total capitalization calculated using fair market (vs. carrying) value of timberland, roads and timber. The Partnership is in compliance with this covenant as of December 31, 2013 and expects to remain in compliance for at least the next twelve months.

In June 2010, we entered into a $20.0 million term loan agreement with NWFCS. This agreement was structured with three tranches with terms of 5, 7, and 15 years that collectively have a weighted average interest rate of 5.3%. A fourth tranche of debt with NWFCS had been taken out previously in 2009 in the amount of $9.8 million with an interest rate of 6.4%. The weighted average interest rate for these four tranches of term debt is 5.6%.

Fund II has a timberland mortgage comprised of two tranches totaling $25 million with MetLife Insurance Company. The tranches are non-amortizing and mature in September 2020.  The original $11 million tranche bears interest at 4.85% per year and the additional $14 million tranche that we added in August 2013 bears interest at 3.84% per year. The loans allow for, but do not require, annual principal payments of up to 10% of outstanding principal without incurring a make-whole premium.

In December 2013, Fund III entered into an $18.0 million timberland mortgage payable to NWFCS to fund a portion of the purchase of approximately 11,000 acres of timberland in southwest Washington.  The mortgage is collateralized by all of Fund III’s timberland, is non-amortizing and matures in December 2023.  Interest is payable quarterly at an annual interest rate of 5.1%.

Cash and cash equivalents increased by $3.2 million from 2012 to 2013 due primarily to cash from operations resulting from strong log prices and volume in the Fee Timber segment.  Cash and cash equivalents increased $1.1 million from 2011 to 2012 due primarily to cash provided by proceeds from the mortgage on our new corporate headquarters.  During the year ended December 31, 2011, overall cash and cash equivalents remained relatively stable, increasing by $230,000.  The $2.0 million and $896,000 variance in cash flow from 2013 to 2012 and 2012 to 2011, respectively, is broken down in the following table:

(in thousands)	2013	Change	2012	Change	2011
Cash provided by operations	$17,949	$1,740	$16,209	$(5,451)	$21,660
Investing activities
Proceeds from sale of fixed assets	-	(2,873)	2,873	2,873	-
Capital expenditures	(2,230)	75	(2,305)	(394)	(1,911)
Acquisition of commercial office building in Poulsbo	-	-	-	3,210	(3,210)
Timberland acquisition	(43,413)	1,742	(45,155)	(44,996)	(159)
Cash used in investing activities	(45,643)	(1,056)	(44,587)	(39,307)	(5,280)
Financing activities
Repayment of line of credit, net	-	4,957	(4,957)	(314)	(4,643)
Repayment of long term debt	(125)	(93)	(32)	(2)	(30)
Proceeds from issuance of long-term debt	31,980	28,980	3,000	3,000	-
Debt issuance costs	(28)	18	(46)	(46)	-
Proceeds from option exercises, net	-	(12)	12	(504)	516
Payroll taxes paid on unit net settlements	(241)	59	(300)	(66)	(234)
Excess tax benefit from equity-based compensation	-	(220)	220	124	96
Cash distributions to unitholders	(8,886)	(1,387)	(7,499)	(2,236)	(5,263)
Cash distributions - ORM Timber Funds, net of distributions to Partnership	(16,483)	(12,541)	(3,942)	3,070	(7,012)
Capital call - ORM Timber Funds, net of Partnership contribution	24,658	(18,288)	42,946	42,509	437
Stock sale - ORM Timber Fund II, Inc.	-	(118)	118	118	-
Preferred stock issuance (distribution), net - ORM Timber Fund II, Inc.	-	16	(16)	0	(16)
Other	-	-	-	1	(1)
Cash provided by (used in) financing activities	30,875	1,371	29,504	45,654	(16,150)
Net increase in cash and cash equivalents	$3,181	$2,055	$1,126	$896	$230

Operating cash activities. Cash provided by operating activities increased $1.7 million from 2012 to 2013 due principally to an 9% increase in harvest volume coupled with a 14% increase in realized average log price.  This was offset partially by an $8.6 million increase in capitalized development activities during 2013 in connection with the Harbor Hill development to prepare for sales projected to close in 2014 and beyond.

Cash provided by operating activities decreased $5.5 million from 2011 to 2012 due principally to an 11% decline in harvest volume coupled with a 5% reduction in realized average log price.  This was offset partially by increased sales from the Real Estate segment, but capitalized development activities increased $1.3 million during 2012 in connection with construction activity for the Harbor Hill development.

Investing cash activities. Cash used in investing activities increased $1.1 million from 2012 to 2013 as the 2012 use of cash was reduced by proceeds from the sale of land underlying our corporate headquarters.  This was offset partially by the Fund III timberland acquisition in December 2013 that was $1.7 million less than Fund III’s timberland acquisition in December 2012.

Cash used in investing activities increased $39.3 million from 2011 to 2012 due to Fund III’s timberland acquisition in December 2012.  This was partially offset by the sale of land underlying our corporate headquarters in the third quarter of 2012 that had no counterpart in 2011 and the acquisition of a commercial building in the second quarter of 2011 that had no corollary in 2012.

Financing activities. Cash provided by financing activities increased $1.4 million in 2013 from 2012 due primarily to the repayment of the $4.9 million balance outstanding on the line of credit in 2012 offset  partially by the $3.0 million proceeds from the mortgage for our corporate headquarters.  The $0.10 per unit increase in the quarterly distribution beginning the third quarter of 2013 from $0.45 to $0.55 per unit was offset by a decrease in distributions to Fund investors, net of amounts financed from long-term debt.

Cash provided by financing activities increased $45.7 million in 2012 from 2011 due primarily to the Fund III capital call and proceeds provided by a mortgage on the new corporate headquarters.  The $0.10 per unit increase in the quarterly distribution beginning the second quarter of 2012 from $0.35 per unit to $0.45 per unit was offset by a decrease in distributions to Fund investors.

Expected Future Changes to Cash Flows

Operating activities. We currently plan to harvest between 95 MMBF to 103 MMBF in 2014. This plan reflects our expectation that domestic sawmills will gradually increase operating rates and demand for logs in response to improved housing starts.

Based on budget plans, we currently expect our Gig Harbor project’s 2014 capital expenditures to total $7.0 million in 2014.  The majority of Gig Harbor capital expenditures in 2014 are projected to be for site work, engineering, surveying and overall project management costs in connection with additional closings in Gig Harbor that are referred to on page 35 and for which we have entered into purchase and sale agreements.

Investing activities. In addition to the expenditures for Gig Harbor described above, management has budgeted $2.4 million of capital expenditures for 2014, excluding any potential timberland acquisitions. These investments are primarily comprised of long-term investments supporting our Fee Timber operations.

Financing activities. Management is currently projecting that cash on hand, availability of drawing on the operating line of credit, and cash generated from operating activities will be sufficient to bridge the front-loading of the capital needs for development properties and co-investments in future timber funds.

Should a financing need arise, management is comfortable that there is room to take on additional debt with the ratios at these levels. Portions of the Hood Canal and Columbia tree farms secure the Partnership’s current timberland mortgages, Fund II’s tree farms secure the MetLife timberland mortgage and Fund III’s tree farms secure Fund III’s NWFCS mortgage. To date, the Partnership’s strong financial position has enabled fairly easy access to credit at reasonable terms when needed.

Seasonality

Fee Timber. The Partnership owns 110,000 acres of timberland in western Washington and the Funds own collectively 91,000 acres of timberland in western Washington, northwestern Oregon and northern California. We are able to conduct year-round harvest activities on the 69,200-acre Hood Canal tree farm and 23,000 acres of the Funds’ properties because these properties are concentrated at low elevations. In contrast, Columbia tree farm’s 41,300 acres and the remaining 68,000 acres of the Funds’ ownership are at a higher elevation where harvest activities are generally not possible during the winter months because snow precludes access to the lands. Generally, we concentrate our harvests from the lower-elevation tree farms in those months when weather limits operations on other properties, thus taking advantage of reduced competition for log supply to our customers and improving prices realized. As such, when these various tree farms are combined, we can operate so that the pattern of quarterly volumes harvested is flatter than would be the case if looking at one tree farm in isolation.

Timberland Management & Consulting. Management revenue generated by this segment consists of asset and timberland management fees. These fees, which primarily relate to our activities on behalf of the Funds and are eliminated in consolidation, vary based upon the amount of capital managed, the number of acres managed, and the volume of timber harvested from properties owned by the Funds and are not expected to be significantly seasonal.

Real Estate. While Real Estate results are not expected to be seasonal, the nature of the activities in this segment will likely result in periodic large transactions that will have significant positive impacts on both revenue and operating income of the Partnership in periods in which these transactions close, and relatively limited revenue and income in other periods. While variability of these results is not primarily a function of seasonal weather patterns, we do expect to see some seasonal fluctuations in this segment because of the general effects of weather on Pacific Northwest development activities.

Contractual Obligations, Commercial Commitments and Contingencies

Our commitments at December 31, 2013 consist of operating leases, and other obligations entered into in the normal course of business.

(in thousands)	Payments Due By Period /Commitment Expiration Date
Obligation or Commitment	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Total debt	$75,690	$109	$5,223	$5,242	$65,116
Operating leases	210	76	90	44	-
Interest on debt	28,941	3,776	7,455	7,012	10,698
Environmental remediation	13,241	700	9,140	3,401	-
Other long-term obligations	191	25	50	50	66
Total contractual obligations or commitments	$118,273	$4,686	$21,958	$15,749	$75,880

Environmental remediation represents our estimate of potential liability associated with environmental contamination at Port Gamble and Port Ludlow. Other long-term obligations consist of a $192,000 liability for a supplemental employment retirement plan.

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

Capital Expenditures and Commitments

Projected capital expenditures in 2014 are $9.4 million, of which $7.0 million relates to the Gig Harbor site.  These expenditures could be increased or decreased as a consequence of future economic conditions.  Projected capital expenditures are subject to permitting timetables and progress towards closing on specific land sale transactions.

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

Additionally, many federal and state environmental regulations, as well as local zoning and land use ordinances, place limits upon various aspects of our operations. These limits include restrictions on our harvest methods and volumes, remediation requirements that may increase our post-harvest reforestation costs, Endangered Species Act limitations on our ability to harvest in certain areas, zoning and development restrictions that impact our Real Estate segment, and a wide range of other existing and pending statutes and regulations. Various initiatives are presented from time to time that seek further restrictions on timber and real estate development businesses, and although management currently is not aware of any material noncompliance with applicable law, we cannot assure readers that we will ultimately be successful in complying with all such regulations or that additional regulations will not ultimately have a material adverse impact upon our business.

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

Depletion. Depletion represents the cost of timber harvested and the cost of the permanent road system that is charged to operations by applying a depletion rate to volume harvested during the period. The depletion rate is calculated on January 1st of each year by dividing the Partnership’s cost of merchantable timber and the cost of the permanent road system by the volume of merchantable timber. For purposes of the depletion calculation, merchantable timber is defined as timber that is equal to or greater than 35 years of age for all of our tree farms except California, for which merchantable timber is defined as timber with a diameter at breast height (DBH) of 16 inches or greater.

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

A hypothetical 5% change in estimated timber inventory volume would have changed 2013 depletion expense by $513,000.

Environmental remediation. The Partnership has an accrual for estimated environmental remediation costs of $13.2 million and $13.9 million as of December 31, 2013 and 2012, respectively. The environmental remediation liability represents estimated payments to be made to monitor and remedy certain areas in and around the townsite/millsite of Port Gamble, and at Port Ludlow, Washington.

In the second quarter of 2012 we accrued an additional $12.5 million for Port Gamble environmental liabilities to have an estimated accrual of $14.3 million as of June 30, 2012.  This additional accrual was derived prior to the conclusion of negotiations with the Department of Ecology (DOE), but was the result of significant modifications to the draft Port Gamble Baywide and Millsite Remedial Investigation (RI) and Feasibility Study (FS) issued by the DOE in May 2012.  From mid-August 2012 through the balance of 2013, management was in regular dialogue with DOE on a Clean-up Action Plan (CAP), coincident with a consent decree that outlines clean-up actions and potential property sales of land around Gamble Bay by Pope Resources. In December of 2013, the consent decree and CAP were finalized and filed with Kitsap County Superior Court.  The scope of the clean-up in the final CAP is substantially the same as was contemplated in the second quarter of 2012 when the additional accrual was recorded. A short list of unresolved issues remain, principally related to the degree to which the DNR, the other potentially liable party (PLP) in Port Gamble, is going to participate in funding the costs of clean-up.

In developing its estimate of the Port Gamble environmental liability, management has employed a Monte Carlo statistical simulation model that suggests a potential aggregate range of clean-up costs from $11.4 million to $15.3 million which corresponds to a two standard deviation ranges from the mean of possible outcomes.  The $13.1 million liability recorded by the Partnership as of December 31, 2013 is based on the 50th percentile within the range, which management considers their best estimate of the most likely outcome.

The environmental remediation liability also includes estimated costs related to a separate remediation effort within the resort community of Port Ludlow. Early in 2012, soil vapor extraction (SVE) pilot tests were conducted in Port Ludlow with this round of testing producing somewhat inconclusive results regarding the efficacy of SVE as a remediation technique. In September 2013, the Partnership completed and submitted to the DOE a focused feasibility study of clean-up action alternatives.  The Partnership has recorded a liability of $100,000 which corresponds to the estimated cost of the clean-up alternative recommended in the study.  In February 2014, DOE issued an opinion letter in which it concurred with the clean-up alternative recommended in the study.

Property development costs. The Partnership is developing six master planned communities in Gig Harbor, Kingston, Port Gamble, Bremerton, Hansville and Port Ludlow. Costs of development, including interest, are capitalized for these projects and allocated to individual lots based upon their relative preconstruction fair value. This allocation of basis supports, in turn, the computation of those amounts reported as a current vs. long-term asset based on management’s expectation of when the sales will occur (“Land Held for Sale” and “Land Held for Development”, respectively). As lot sales occur, the allocation of these costs becomes part of cost of sales attributed to individual lot sales.

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

Impairment of Long-Lived Assets. When facts and circumstances indicate the carrying value of properties may be impaired, an evaluation of recoverability is performed by comparing the carrying value of the property to the projected future undiscounted cash flows. Upon indication that the carrying value of such assets may not be recoverable, the Partnership would recognize an impairment loss, for the difference between the carrying value and the fair value, and charge this amount against current operations. The land basis associated with most of our development properties is well below current market value; therefore, an asset impairment charge on one of our development projects is not likely.  The long-term holding period of timberland properties, particularly those that have been transferred to our real estate development portfolio, makes an asset impairment unlikely as the expected undiscounted cash flows from a timberland property would need to decrease very significantly to not exceed its carrying value.

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

Timber Fund Management Fees.  The Partnership’s wholly owned subsidiary, ORMLLC, earns management fees related to managing the Funds.  As a result, the Partnership’s consolidated financial statements, excluding the Funds, include 100% of these management fees as revenue.  The stand-alone financial statements for the Funds include 100% of these management fees as expenses.  The dollar amounts are the same, allowing for elimination of these two amounts in consolidation, and initially, no income impact in consolidation.  However, Funds I and II are owned 80% third-party investors, while Fund III is owned 95% by third-party investors, and, as a result, 80% and 95% of these management fees are paid by these third-party investors, respectively.  The management fees paid by third-party investors flows to the Partnership’s Statement of Operations as a component of the caption” “Net (income) loss attributable to noncontrolling interest-ORM Timber Funds,” effectively bringing management fees paid by third-party investors back into consolidated income of the Partnership as detailed on page 51.

Total management fees of $2.8 million and $2.2 million were generated in 2013 and 2012, respectively.  To summarize the aforementioned consolidation process, these management fees were eliminated from revenue in the Partnership’s TM&C segment and from operating expenses in the Partnership’s Fee Timber segment.  The management fees paid by third-party investors in the funds were added back to consolidated income in the Statement of Operations as a component of the caption “Net loss attributable to noncontrolling interests-ORM Timber Funds.”

Incentive Compensation. The Human Resources Committee adopted a new incentive compensation program in 2010. The program has two components – the Performance Restricted Unit (“PRU”) plan and the Long-Term Incentive Plan (“LTIP”). Both components have a long-term emphasis, with the PRU plan focused on annual decision making, and the LTIP focused on 3-year performance of the Partnership’s publicly traded units relative to a group of peer companies. Compensation expense relating to the PRU will be recognized over the four-year future service period beginning with the date of grant. Approximately $1.2 million of equity compensation expense related to the PRU component of this program was recognized in 2013. As of December 31, 2013, we had accrued $2.0 million, with $197,000 of that total attributable to the cash component of the PRU element and the balance of $1.8 million attributable to the LTIP that is paid in cash.

Item 7A.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

At December 31, 2013, the Partnership had $75.7 million of fixed-rate debt outstanding with a fair value of approximately $77.5 million based on the current interest rates for similar financial instruments. A change in the interest rate on fixed-rate debt will affect the fair value of the debt, whereas a change in the interest rate on variable-rate debt will affect interest expense and cash flows. A hypothetical 1% change in prevailing interest rates would change the fair value of the Partnership’s fixed-rate long-term debt obligations by $3.4 million.

Item 8.                      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

POPE RESOURCES

 A DELAWARE LIMITED PARTNERSHIP

YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Unitholders
Pope Resources, A Delaware Limited Partnership:

We have audited the accompanying consolidated balance sheets of Pope Resources, A Delaware Limited Partnership, and subsidiaries (collectively, the Partnership) as of December 31, 2013 and 2012, and the related statements of comprehensive income (loss), partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2013. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pope Resources, A Delaware Limited Partnership, and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 5, 2014 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington
March 5, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Unitholders
Pope Resources, A Delaware Limited Partnership:

We have audited Pope Resources, A Delaware Limited Partnership (the Partnership), internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, Pope Resources, A Delaware Limited Partnership, maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pope Resources, A Delaware Limited Partnership, and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income (loss), partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2013, and our report dated March 5, 2014, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington
March 5, 2014

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2013 AND 2012
(IN THOUSANDS)

ASSETS	2013	2012
Current assets
Partnership cash and cash equivalents	$5,704	$2,517
ORM Timber Funds cash and cash equivalents	1,256	1,262
Cash and cash equivalents	6,960	3,779
Accounts receivable, net	1,501	1,208
Land held for sale	10,258	1,179
Current portion of contracts receivable	98	13
Prepaid expenses and other	1,562	1,075
Total current assets	20,379	7,254
Properties and equipment, at cost
Timber and roads, net of accumulated depletion of $92,971 and $82,094	211,946	183,287
Timberland	44,946	41,201
Land held for development	27,040	29,039
Buildings and equipment, net of accumulated depreciation of $6,437 and $6,012	6,205	6,154
Total properties and equipment, at cost	290,137	259,681
Other assets
Contracts receivable, net of current portion	128	288
Other	264	276
Total other assets	392	564
Total assets	$310,908	$267,499

LIABILITIES, PARTNERS' CAPITAL AND NONCONTROLLING INTERESTS
Current liabilities
Accounts payable	$2,196	$1,673
Accrued liabilities	4,109	2,866
Current portion of long-term debt	109	125
Deferred revenue	599	2,065
Other current liabilities	966	993
Total current liabilities	7,979	7,722
Long-term debt, net of current portion	75,581	43,710
Other long-term liabilities	12,734	13,426
Commitments and contingencies
Partners' capital
General partners' capital (units issued and outstanding 60 and 60)	974	902
Limited partners' capital (units issued and outstanding 4,312 and 4,269)	68,471	63,321
Noncontrolling interests	145,169	138,418
Total partners' capital and noncontrolling interests	214,614	202,641
Total liabilities, partners' capital, and noncontrolling interests	$310,908	$267,499

See accompanying notes to consolidated financial statements.

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011
(IN THOUSANDS, EXCEPT PER UNIT INFORMATION)

	2013	2012	2011
Revenue
Fee Timber	$56,035	$45,539	$52,729
Timberland Management & Consulting	-	7	-
Real Estate	14,657	8,497	4,545
Total revenue	70,692	54,043	57,274
Costs and expenses
Cost of sales
Fee Timber	(32,326)	(27,596)	(29,568)
Real Estate	(7,300)	(3,235)	(1,581)
Total cost of sales	(39,626)	(30,831)	(31,149)
Operating expenses
Fee Timber	(7,541)	(6,090)	(6,262)
Timberland Management & Consulting	(1,950)	(1,575)	(1,515)
Real Estate	(4,081)	(3,861)	(2,336)
Environmental remediation	-	(12,500)	(977)
General & Administrative	(4,562)	(4,170)	(4,188)
Total operating expenses	(18,134)	(28,196)	(15,278)
Operating income (loss)
Fee Timber	16,168	11,853	16,899
Timberland Management & Consulting	(1,950)	(1,568)	(1,515)
Real Estate	3,276	(11,099)	(349)
General & Administrative	(4,562)	(4,170)	(4,188)
Total operating income (loss)	12,932	(4,984)	10,847
Other income (expense)
Interest expense	(2,364)	(2,077)	(2,158)
Interest capitalized to development projects	815	591	432
Interest income	21	26	42
Total other expense	(1,528)	(1,460)	(1,684)
Income (loss) before income taxes	11,404	(6,444)	9,163
Income tax benefit (expense)	307	(352)	(236)
Net income (loss)	11,711	(6,796)	8,927
Net (income) loss attributable to noncontrolling interests-ORM Timber Funds	1,424	2,087	(173)
Net and comprehensive income (loss) attributable to unitholders	13,135	(4,709)	8,754

Allocable to general partners	$180	$(65)	$121
Allocable to limited partners	12,955	(4,644)	8,633
Net and comprehensive income (loss) attributable to unitholders	$13,135	$(4,709)	$8,754

Basic and diluted earnings (loss) per unit attributable to unitholders	$2.96	$(1.11)	$1.94

Distributions per unit	$2.00	$1.70	$1.20

See accompanying notes to consolidated financial statements.

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011
(IN THOUSANDS)

	Attributable to Pope Resources		Noncontrolling
	General	Limited	Interests	Total
December 31, 2010	$992	$69,998	$107,817	$178,807

Net income	121	8,633	173	8,927

Cash distributions	(72)	(5,191)	(7,028)	(12,291)

Proceeds from option exercises	7	509	-	516

Capital call	-	-	437	437

Excess tax benefit from equity-based compensation	6	90	-	96

Equity-based compensation	12	888	-	900

Indirect repurchase of units for minimum tax withholding	(3)	(231)	-	(234)

December 31, 2011	$1,063	$74,696	$101,399	$177,158

Net loss	(65)	(4,644)	(2,087)	(6,796)

Cash distributions	(105)	(7,394)	(3,958)	(11,457)

Proceeds from option exercises	-	12	-	12

Stock sale	-	-	118	118

Capital call	-	-	42,946	42,946

Excess tax benefit from equity-based compensation	3	217	-	220

Equity-based compensation	10	730	-	740

Indirect repurchase of units for minimum tax withholding	(4)	(296)	-	(300)

December 31, 2012	$902	$63,321	$138,418	$202,641

Net income (loss)	180	12,955	(1,424)	11,711

Cash distributions	(122)	(8,764)	(16,483)	(25,369)

Capital call	-	-	24,658	24,658

Equity-based compensation	17	1,197	-	1,214

Indirect repurchase of units for minimum tax withholding	(3)	(238)	-	(241)

December 31, 2013	$974	$68,471	$145,169	$214,614

See accompanying notes to consolidated financial statements.

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011
(IN THOUSANDS)

	2013	2012	2011
Cash flows from operating activities:
Cash received from customers	$69,009	$56,517	$56,076
Cash paid to suppliers and employees	(39,062)	(36,364)	(31,609)
Interest received	22	26	47
Interest paid, net of amounts capitalized	(1,376)	(1,490)	(1,924)
Capitalized development activities	(10,801)	(2,152)	(893)
Income taxes received (paid)	157	(328)	(37)
Net cash provided by operating activities	17,949	16,209	21,660
Cash flows from investing activities:
Capital expenditures	(2,230)	(2,305)	(5,121)
Proceeds from sale of fixed assets	-	2,873	-
Timberland acquisitions	(43,413)	(45,155)	(159)
Net cash used in investing activities	(45,643)	(44,587)	(5,280)
Cash flows from financing activities:
Repayment of line of credit, net	-	(4,957)	(4,643)
Repayment of long-term debt	(125)	(32)	(30)
Proceeds from issuance of long-term debt	31,980	3,000	-
Debt issuance costs	(28)	(46)	-
Proceeds from option exercises	-	12	516
Payroll taxes paid on unit net settlements	(241)	(300)	(235)
Excess tax benefit from equity-based compensation	-	220	96
Cash distributions to unitholders	(8,886)	(7,499)	(5,263)
Cash distributions- ORM Timber Funds, net of distributions to Partnership	(16,483)	(3,942)	(7,012)
Capital call - ORM Timber Funds, net of Partnership contribution	24,658	42,946	437
Stock sale - ORM Timber Fund II, Inc.	-	118	-
Preferred stock issuance (distribution), net - ORM Timber Fund II, Inc.	-	(16)	(16)
Net cash provided by (used in) financing activities	30,875	29,504	(16,150)
Net increase in cash and cash equivalents	3,181	1,126	230
Cash and cash equivalents:
Beginning of year	3,779	2,653	2,423
End of year	$6,960	$3,779	$2,653

See accompanying notes to consolidated financial statements.

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP
SCHEDULE TO CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2013, 2012, AND 2011
(IN THOUSANDS)

Reconciliation of net income (loss) to net cash	2013	2012	2011
provided by operating activities:
Net income (loss)	$11,711	$(6,796)	$8,927
Depletion	11,204	10,019	11,908
Capitalized development activities	(10,801)	(2,152)	(893)
Equity-based compensation	1,214	740	900
Excess tax benefit from equity-based compensation	-	(220)	(96)
Depreciation and amortization	704	1,232	701
Gain (loss) on sale of property and equipment	47	(2,753)	-
Deferred taxes, net	(260)	97	90
Cost of land sold	5,004	1,492	112
Increase (decrease) in cash from changes in
operating accounts:
Accounts receivable	(293)	668	(1,353)
Contracts receivable	76	188	382
Prepaid expenses and other current assets	(276)	(84)	(10)
Accounts payable and accrued liabilities	1,763	410	921
Deferred revenue	(1,466)	1,618	(227)
Other current liabilities	23	15	37
Environmental remediation	(701)	11,739	271
Other, net	-	(4)	(10)
Net cash provided by operating activities	$17,949	$16,209	$21,660

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Nature of operations
Pope Resources, A Delaware Limited Partnership (the “Partnership”) is a publicly traded limited partnership engaged primarily in managing timber resources on its own properties as well as those owned by others. Pope Resources’ active subsidiaries include the following: ORM, Inc., which is responsible for managing Pope Resources’ timber properties; Olympic Resource Management LLC (ORMLLC), which provides timberland management and consulting activities and is responsible for developing the timber fund business; Olympic Property Group I LLC, which manages the Port Gamble townsite and millsite together with land that is held as development property; and OPG Properties LLC, which owns land that is held as development property. These consolidated financial statements also include ORM Timber Fund I, LP (Fund I), ORM Timber Fund II, Inc. (Fund II), and ORM Timber Fund III, Inc. (Fund III, and collectively with Fund I and Fund II, the Funds).  With respect to Funds I and II, ORMLLC is the general partner and manager, respectively, and owns 1% while Pope Resources owns 19%. ORMLLC is the manager and owns 1% of Fund III and the Partnership separately has a 4% co-investment in Fund III. The purpose of all three Funds is to invest in timberlands. See Note 2 for additional information.

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

Noncontrolling interests
Noncontrolling interests represents the portion of 2013, 2012, and 2011 net income and losses of the Funds attributable to third-party owners of the Funds.  In the case of Funds I and II, noncontrolling interests represent 80%, while noncontrolling interests represent 95% of Fund III ownership.  To arrive at net income (loss) attributable to Partnership unitholders, the portion of the income attributable to these third-party investors is subtracted from Partnership income (loss) or, in the case of a loss attributable to third-party investors, added back to Partnership income (loss).

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

Depletion
Timber costs are combined into depletion pools based on the common characteristics of the timber such as location and species mix.  Each tree farm within the Funds is considered a separate depletion pool and timber harvested by the Funds is accounted for and depleted separate from the Partnership’s timberlands due to third-party owners in the Funds.  The applicable depletion rate is derived by dividing the aggregate cost of merchantable stands of timber, together with capitalized road expenditures, by the estimated volume of merchantable timber available for harvest at the beginning of that year. The depletion rate, so derived and expressed in per MBF terms, is then multiplied by the volume harvested in a given period to calculate depletion expense for that period as follows:

Depletion rate = Accumulated cost of timber and capitalized road expenditures
         Estimated volume of merchantable timber

Purchased timberland cost allocation.
When the Partnership or Funds acquire timberlands, a purchase price allocation is performed that allocates cost between the categories of merchantable timber, pre-merchantable timber, and land based upon the relative fair values pertaining to each of the categories.  Land value may include uses other than timberland including potential conservation easement (CE) sales and development opportunities.

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

Concentration of credit risk
Financial instruments that potentially subject the Partnership to concentrations of credit risk consist principally of accounts and contracts receivable. The Partnership limits its credit exposure by considering the creditworthiness of potential customers and utilizing the underlying land sold as collateral on contracts. The Partnership’s allowance for doubtful accounts on accounts receivable is $19,492 and $58,509 at December 31, 2013 and 2012, respectively.

Contracts receivable
In the past, the Partnership has occasionally sold small land parcels under contracts that require minimum cash down payments of 20% to 25% at interest rates between 7% and 8.75% per annum. As of December 31, 2013 and 2012, we held 3 such contracts.  While one contract has a repayment term of 15 years, loans are typically structured with repayments based on a 20-year amortization schedule culminating in a balloon payment within 5 to 7 years.

At December 31, 2013, minimum principal payments on contracts receivable for the next five years and thereafter are due as follows (in thousands):

2014	98
2015	9
2016	10
2017	10
2018	11
Thereafter	88
Total	$226

Income taxes
The Partnership itself is not subject to income taxes, but its corporate subsidiaries are subject to income taxes which are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Operating loss and tax credit carryforwards, if any, are also factored into the calculation of deferred tax assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Partnership has concluded that it is more likely than not that its deferred tax assets will be realizable and thus no valuation allowance has been recorded as of December 31, 2013. This conclusion is based on anticipated future taxable income, the expected future reversals of existing taxable temporary differences, and tax planning strategies to generate taxable income, if needed.  The Partnership will continue to reassess the need for a valuation allowance during each future reporting period. The Partnership is not aware of any tax exposure items as of December 31, 2013 and 2012 where the Partnership’s tax position is not more likely than not to be sustained if challenged by the taxing authorities.

Land held for sale and Land held for development
Land held for sale and land held for development are recorded at the lower of cost or net realizable value.  Costs of development, including interest, are capitalized for these projects and allocated to individual lots based upon their relative preconstruction fair value. This allocation of basis supports, in turn, the computation of those amounts reported as a current vs. long-term asset based on management’s expectation of when the sales will occur (Land Held for Sale and Land Held for Development, respectively). As lot sales occur, the allocation of these costs becomes part of cost of sales attributed to individual lot sales.  Costs associated with land including acquisition, project design, architectural costs, road construction, capitalized interest and utility installation are accounted for as operating activities on our statement of cash flows.

Those properties that are for sale, under contract, and for which the Partnership has an expectation they will be sold within 12 months are classified on our balance sheet as a current asset under “Land Held for Sale”. The $10.3 million currently in Land Held for Sale reflects our expectation of sales in 2014 of parcels comprising 61acres from the Harbor Hill project in Gig Harbor as well as 535 acres of timberland near Port Gamble for conservation purposes.  Land Held for Sale as of December 31, 2012 represented an expected 2013 sales of a 11-acre single-family parcel from the Harbor Hill project.

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

Buildings and equipment
Buildings and equipment depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from 3 to 39 years.

Buildings and equipment are recorded at cost and consisted of the following as of December 31, 2013 and 2012 (in thousands):

Description	12/31/2013	12/31/2012
Buildings	$8,890	$8,512
Equipment	3,118	3,029
Furniture and fixtures	634	625
Total	$12,642	$12,166
Accumulated depreciation	(6,437)	(6,012)
Net buildings and equipment	$6,205	$6,154

Impairment of long-lived assets
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

Deferred revenue
Deferred revenue represents the unearned portion of cash collected. Deferred revenue of $599,000 at December 31, 2013 reflects mostly the unearned portion of rental payments received on cell tower leases. The deferred revenue balance of $2.1 million at December 31, 2012 represents primarily revenue that was recognized in 2013 as we completed post-closing obligations related to the 12-acre sale of a multi-family parcel in our Gig Harbor project.

Revenue recognition
Revenue on fee timber sales is recorded when title and risk of loss passes to the buyer, which typically occurs when delivered to the customer. Revenue on real estate sales is recorded on the date the sale closes, upon receipt of adequate down payment, and receipt of the buyer’s obligation to make sufficient continuing payments towards the purchase of the property and the Partnership has no continuing involvement with the real estate sold. When a real estate transaction is closed with obligations to complete infrastructure or other construction, revenue is recognized on a percentage of completion method by calculating a ratio of costs incurred to total costs expected. Revenue is deferred proportionately based on the remaining costs to satisfy the obligation. Timberland management fees and consulting service revenues are recognized as the related services are provided.

Land and development rights or conservation easement (CE) sales
The Partnership considers the sale of land and development rights, or conservation easements (CE’s), to be part of its normal operations and therefore recognizes revenue from such sales and cost of sales for the Partnership’s basis in the property sold. CE sales allow us to retain harvesting and other timberland management rights, but bar any future subdivision of or real estate development on the property. Cash generated from these sales is included in cash flows from operations on the Partnership’s statements of cash flows.

In 2012, and 2011 the Partnership generated $1.2 million, and $2.0 million, respectively, from conservation easement sales. There were no such sales in 2013.

Equity-based compensation
The Partnership issues restricted units to certain employees, officers, and directors of the Partnership as part of their annual compensation. Restricted units are valued on the grant date at the market closing price of the partnership units on that date. The value of the restricted units is amortized to compensation expense on a straight-line basis during the vesting period which is generally four years. Grants to retirement-eligible individuals on the date of grant are expensed immediately.

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

The table below displays how we arrived at basic and diluted earnings (loss) per unit:

	Year Ended December 31,
(in thousands)	2013	2012	2011
Net income (loss) attributable to Pope Resources’ unitholders	$13,135	$(4,709)	$8,754
Net income attributable to unvested restricted unitholders	(195)	(88)	(341)
Dividends paid to Fund II preferred shareholders	(16)	(16)	(16)
Net income (loss) attributable to outstanding unitholders	$12,924	$(4,813)	$8,397

Weighted average units outstanding:
Basic	4,369	4,351	4,323
Dilutive effect of unit equivalents	-	-	2
Diluted	4,369	4,351	4,325
Net earnings (loss) per unit: Basic	$2.96	$(1.11)	$1.94
Net earnings (loss) per unit: Diluted	$2.96	$(1.11)	$1.94

As of December 31, 2013 and 2012 there were no outstanding options.  At December 31, 2011, there were 5,500 options to purchase units at prices ranging from $10.75 to $17.40, none of which were excluded from the calculation of dilutive unit equivalents.

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

The fair value hierarchy consists of the following three levels:
•	Level 1-Inputs are quoted prices in active markets for identical assets or liabilities.
•
Level 2-Inputs are: (a) quoted prices for similar assets or liabilities in an active market, (b) quoted prices for identical or similar assets or liabilities in markets that are not active, or (c) inputs other than quoted prices that are observable and market-corroborated inputs, which are derived principally from or corroborated by observable market data.

•	Level 3-Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

2.  ORM TIMBER FUND I, LP (FUND I), ORM TIMBER FUND II, INC. (FUND II), AND ORM TIMBER FUND III (REIT) INC. (FUND III) (COLLECTIVELY, “THE FUNDS”)

The Funds were formed by ORMLLC for the purpose of attracting capital to purchase timberlands. The objective of these Funds is to generate a return on investments through the acquisition, management, value enhancement and sale of timberland properties. Each Fund is organized to operate for a term of ten years from the end of the drawdown period, with Fund I terminating in August 2017, Fund II terminating in March 2021, and Fund III terminating on the tenth anniversary of the completion of its drawdown period.  Fund III’s drawdown period will end at the earlier of placement of all committed capital or July 31, 2015.  During the fourth quarter of 2012, Fund III acquired 19,000 acres of northern California timberland for a purchase price of $45.1 million which represented a deployment of 25% of the Fund III committed capital.  The purchase price was allocated $7.5 million to land and $37.6 million to roads and timber.  During the fourth quarter of 2013, Fund III acquired 11,000 acres of timberland in southwest Washington for $43.4 million.  $18.0 million of the purchase price was financed by a loan from Northwest Farm Credit Services (NWFCS) with the remainder coming from contributed capital.  The purchase price was allocated $4.3 million to land and $39.1 million to roads and timber.

Pope Resources and ORMLLC together own 20% of Fund I and Fund II and own 5% of Fund III. All Funds are consolidated into the Partnership’s financial statements. The Funds’ statements of operations for the year ended December 31, 2013 reflects an operating loss of $664,000, operating loss of $2.0 for the year ended December 31, 2012 and operating income of $941,000 for the year ended December 31, 2011. These operations include management fees paid to ORMLLC of $2.8 million, $2.2 million, and $2.4 million for 2013, 2012, and 2011, respectively, which are eliminated in consolidation.

The Partnership’s consolidated financial statements include Fund I, Fund II, and Fund III assets and liabilities at December 31, 2013 and 2012, which were as follows:

(in thousands)	2013	2012
Cash	$1,256	$1,262
Other current assets	362	691
Total current assets	1,618	1,953
Properties and equipment (net of accumulated depletion
and depreciation in 2013 and 2012 of $28,713 and 20,664)	211,871	175,410
Other long-term assets	125	111
Total assets	$213,614	$177,474

Current liabilities	$1,747	$1,413
Current portion of long-term debt	3	34
Total current liabilities	1,750	1,447
Long-term debt	42,980	11,002
Funds' equity	168,884	165,025
Total liabilities and equity	$213,614	$177,474

The table above includes management fees payable to the Partnership of $557,000 and $490,000 as of December 31, 2013 and 2012, respectively.  These amounts are eliminated in the Partnership’s Consolidated Balance Sheets.

3.  LONG-TERM DEBT

	At December 31,
(in thousands)	2013	2012
Pope Resources debt:
Mortgage payable to NWFCS, collateralized by Poulsbo headquarters:
Ten-year tranche, interest at 3.80% with monthly principal and interest
payments (matures in January 2023)	$2,908	$3,000

Mortgages payable to NWFCS, collateralized by timberlands, as follows:
Five-year tranche, interest at 4.10% with monthly interest-only payments
(matures in July 2015)	4,999	4,999

Seven-year tranche, interest at 4.85% with monthly interest-only payments.
(matures in July 2017)	5,000	5,000

Ten-year tranche, interest at 6.40%, collateralized by timberlands
with monthly interest-only payments (matures September 2019)	9,800	9,800

Fifteen-year tranche, interest at 6.05% with monthly interest-only payments.
(matures in July 2025)	10,000	10,000
Total Partnership debt	32,707	32,799

ORM Timber Funds debt:
Fund I note payable to the City of Tacoma, interest at 4.5%, with monthly principal and interest payments (matures January 2014)	3	36

Mortgages payable to MetLife, collateralized by Fund II timberlands with quarterly interest payments (matures September 2020), as follows:
4.85% interest rate tranche	11,000	11,000
3.84% interest rate tranche	14,000	-
Fund III mortgage payable to NWFCS, interest at 5.1%, collateralized by Fund III timberlands with quarterly interest payments (matures December 2023)	17,980	-
Total ORM Timber Funds debt	42,983	11,036
Consolidated subtotal	75,690	43,835
Less current portion	(109)	(125)
Consolidated long-term debt, less current portion	$75,581	$43,710

The Partnership’s debt agreements have covenants which are measured quarterly. Among the covenants measured is a requirement that the Partnership not exceed a maximum debt-to-total-capitalization ratio of 30%, with total capitalization calculated using fair market (vs. carrying) value of timberland, roads and timber. The Partnership is in compliance with this covenant as of December 31, 2013.

Fund II’s debt agreement contains a requirement to maintain a loan-to-value ratio of less than 40%, with the denominator defined as fair market value. Fund II is in compliance with this covenant as of December 31, 2013.

At December 31, 2013, principal payments on long-term debt for the next five years and thereafter are due as follows (in thousands):

2014	$109
2015	5,109
2016	114
2017	5,119
2018	123
Thereafter	65,116
Total	$75,690

The Partnership’s revolving line of credit with NWFCS matures August 2015 and has a maximum borrowing limit of $20 million. This line of credit had nothing drawn as of December 31, 2013 or 2012. The interest rate under this credit facility uses LIBOR as a benchmark. The spread above the benchmark rate is variable depending on the Partnership’s trailing twelve-month interest coverage ratio but ranges from 175 to 275 basis points. As of December 31, 2013 the rate (benchmark plus the spread) was 195 basis points. The debt arrangement between the Partnership and NWFCS includes an annual reimbursement of interest expense (patronage). The Partnership’s 2013 interest expense was reduced by $249,000 which reflects estimated patronage to be refunded in 2014 with the related receivable recorded within Accounts Receivable as of December 31, 2013.

Accrued interest relating to all debt instruments was $671,000 and $463,000 at December 31, 2013 and 2012, respectively, and is included in accrued liabilities.

4.  FAIR VALUE OF FINANCIAL INSTRUMENTS

The Partnership’s consolidated financial instruments include cash and cash equivalents and accounts receivable, for which the carrying amount of each represents fair value based on current market interest rates or their short-term nature. Carrying amounts of contracts receivable, although long-term, also approximate fair value given the current market interest rates. The fair value of the Partnership’s and Funds’ fixed-rate debt having a carrying value of $75.7 million and $43.8 million as of December 31, 2013 and 2012, respectively, has been estimated based on current interest rates for similar financial instruments, Level 2 inputs in the Fair Value Hierarchy, to be approximately $77.5 million and $50.1 million, respectively.

5.  INCOME TAXES

The Partnership itself is not subject to income taxes. Instead, partners are taxed on their share of the Partnership’s taxable income, whether or not cash distributions are paid. The Partnership’s corporate subsidiaries, however, are subject to income taxes. The following tables provide information on the impact of income taxes in taxable subsidiaries. Consolidated Partnership income (loss) is reconciled to income (loss) before income taxes in corporate subsidiaries for the years ended December 31 as follows:

(in thousands)	2013	2012	2011
Income (loss) before income taxes	$11,404	$(6,444)	$9,163
Income (loss) in entities that pass-through pre-tax earnings to the partners	11,632	(6,578)	8,427
Income (loss) subject to income taxes	$(228)	$134	$736

The provision for income taxes relating to corporate subsidiaries of the Partnership consists of the following income tax benefit (expense) for each of the years ended December 31:

(in thousands)	2013	2012	2011
Current	$47	$(255)	$(146)
Deferred	260	(97)	(90)
Total	$307	$(352)	$(236)

For the years ended December 31, 2012 and 2011, the Company also recorded excess tax benefits from equity-based compensation of $220,000 and $96,000, respectively.  There were no such excess tax benefits for 2013.

A reconciliation between the federal statutory tax rate and the Partnership’s effective tax rate is as follows for each of the years ended December 31:

	2013	2012	2011
Statutory tax on income	34%	34%	34%
Income (loss) in entities that pass-through pre-tax earnings to the partners	(37%)	(39%)	(31%)
Effective income tax rate	(3%)	(5%)	3%

The net deferred income tax assets include the following components as of December 31:

(in thousands)	2013	2012	2011
Current (included in prepaid expenses and other)	$992	$590	$439
Non-current (included in other assets (other long-term liabilities))	9	(41)	207
Total	$1,001	$549	$646

The deferred tax assets are comprised of the following:

(in thousands)	2013	2012	2011
Compensation-related accruals	$370	$353	$628
Net operating loss carryforward	611	167	-
Depreciation	(8)	4	54
Other	28	25	(36)
Total	$1,001	$549	$646

The net operating loss carryforwards generated in 2012 and 2013 in the table above expire in 2032 and 2033, respectively.

6.  UNIT INCENTIVE PLAN

One of the two components of a management incentive compensation program adopted in 2010 (2010 Incentive Compensation Program) is the Performance Restricted Unit (PRU) plan which includes both an equity and cash component. Compensation expense relating to the PRUs will vest 25% per year over a 4-year future service period. The first equity grants pursuant to this program were made in January 2011.  On the date of grant, these restricted units are owned by the employee, officer, or director of the Partnership, subject to a trading restriction that is in effect during the vesting period. As of December 31, 2013, total compensation expense not yet recognized related to non-vested awards was $1.9 million with a weighted average 22 months remaining to vest.

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

Total equity compensation expense was $1.2 million, $740,000 and $900,000 for 2013, 2012 and 2011, respectively.  As of December 31, 2013, we accrued $2.0 million relating to the 2010 Incentive Compensation Program, with $197,000 of that total attributable to the cash component of the PRU and the balance of $1.8 million attributable to the LTIP that is paid in cash. This compares with December 31, 2012 when we had accrued $2.0 million for such liabilities, with $275,000 related to the cash-payout component of the PRU and the balance of the $1.7 million attributable to the LTIP that is paid in cash.

The Partnership’s 2005 Unit Incentive Plan (the 2005 Plan) authorized the granting of nonqualified equity compensation to employees, officers, and directors of the Partnership and provides a one-way linkage to the 2010 Incentive Compensation Program because it (2005 Plan) established the formal framework by which unit grants, options, etc., can be issued.  The 2010 Incentive Compensation Program does not affect the existence or availability of the 2005 Unit Incentive Plan or change its terms.  Upon either the exercise of options or vesting of restricted units, grantees have the choice of tendering back units to pay for their option exercise price and minimum tax withholdings.  A total of 1,105,815 units have been reserved for issuance under the 2005 Plan of which there are 915,994 units authorized but unissued as of December 31, 2013.

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

Restricted unit activity for the three years ended December 31, 2013 was as follows:

		Weighted Avg
		Grant Date
	Units	Fair Value ($)
Outstanding December 31, 2010	64,673	29.01
Grants	26,500	38.64
Vested, net of units tendered back	(26,431)	32.38
Tendered back to pay tax withholding	(6,242)	31.91
Outstanding December 31, 2011	58,500	31.54
Grants	26,350	42.85
Vested, net of units tendered back	(26,676)	30.15
Tendered back to pay tax withholding	(5,826)	28.60
Outstanding December 31, 2012	52,348	38.09
Grants	36,200	60.00
Vested, net of units tendered back	(12,409)	31.95
Forfeited	(1,350)	49.07
Tendered back to pay tax withholding	(4,031)	34.98
Outstanding December 31, 2013	70,758	50.34

Unit Options
Unit options have not been granted since December 2005. Unit options granted prior to January 1, 2006 were non-qualified options granted at an exercise price not less than 100% of the fair value on the grant date. Unit options granted to employees generally vested over four years. Options granted had a life of ten years.  There are no outstanding options, vested or unvested, at December 31, 2012 or thereafter.  The table below shows the option activity and balances through December 31, 2013.

		Weighted Avg
	Options	Exercise Price ($)
Outstanding and Vested December 31, 2010	47,874	14.85
Exercised	(39,982)	13.81
Expired	-	-
Tendered back to pay exercise price and tax withholding	(2,392)	12.26
Outstanding and Vested December 31, 2011	5,500	16.35
Exercised	(3,265)	15.63
Tendered back to pay exercise price and tax withholding	(2,235)	17.40
Outstanding and Vested December 31, 2012 and 2013	-	-

7.  EMPLOYEE BENEFITS

As of December 31, 2013 all employees of the Partnership and its subsidiaries are eligible to receive benefits under a defined contribution plan. During the years 2011 through 2013 the Partnership matched 50% of employees’ contributions up to 8% of an individual’s compensation. The Partnership’s contributions to the plan amounted to $147,000, $141,000, and $128,000 for the years ended December 31, 2013, 2012, and 2011 respectively.

8.  COMMITMENTS AND CONTINGENCIES

Environmental remediation
The Partnership has an accrual for estimated environmental remediation costs of $13.2 million and $13.9 million as of December 31, 2013 and 2012, respectively. The environmental remediation liability represents management’s best estimate of payments to be made to monitor and remedy certain areas in and around the townsite/millsite of Port Gamble ($13.1 million), and at Port Ludlow, Washington ($100,000).

In 2012 we accrued an additional $12.5 million for the Port Gamble environmental liability.  This additional accrual was derived prior to the conclusion of negotiations with the Department of Ecology (DOE), but was the result of significant modifications to the draft Port Gamble Baywide and Millsite Remedial Investigation (RI) and Feasibility Study (FS) issued by the DOE in May 2012.  From mid-August 2012 through the balance of 2013, management was in regular dialogue with DOE on a Clean-up Action Plan (CAP), coincident with a consent decree that outlines clean-up actions and potential property sales of land around Gamble Bay by Pope Resources. In December of 2013, the consent decree and CAP were finalized and filed with Kitsap County Superior Court.  The scope of the clean-up in the final CAP is substantially the same as was contemplated in the second quarter of 2012 when the additional accrual was recorded. A short list of unresolved issues remain, principally related to the degree to which the Department of Natural Resources (DNR), the other potentially liable party (PLP) in Port Gamble, is going to participate in funding the costs of clean-up.

In developing its estimate of the Port Gamble environmental liability, management has employed a Monte Carlo statistical simulation model that suggests a potential aggregate range of clean-up costs from $11.4 million to $15.3 million which corresponds to a two standard deviation range from the mean of possible outcomes.  The $13.1 million liability recorded by the Company as of December 31, 2013 is based on the 50th percentile within the range, which management considers the best estimate of the most likely outcome.

The environmental remediation accrual also includes estimated costs related to a separate remediation effort within the resort community of Port Ludlow. Early in 2012, soil vapor extraction (SVE) pilot tests were conducted in Port Ludlow with this round of testing producing somewhat inconclusive results regarding the efficacy of SVE as a remediation technique. In September 2013, the Company completed and submitted to the DOE a focused feasibility study of clean-up action alternatives.  The Company has recorded a liability of $100,000 which corresponds to the estimated cost of the clean-up alternative recommended in the study.  In February 2014, DOE issued an opinion letter in which it concurred with the clean-up alternative recommended in the study.

The environmental liability at December 31, 2013 is comprised of $700,000 that the Partnership expects to expend in the next 12 months and $12.5 million thereafter and are included in other current liabilities and other long-term liabilities, respectively.

Changes in the environmental liability for the last three years are as follows:

in thousands
Balance, December 31, 2010	$1,933
Additions to accrual	977
Expenditures for remediation	(707)
Balance, December 31, 2011	2,203
Additions to accrual	12,500
Expenditures for remediation	(761)
Balance, December 31, 2012	13,942
Additions to accrual	-
Expenditures for remediation	(701)
Balance, December 31, 2013	$13,241

Performance bonds
In the ordinary course of business, and as part of the entitlement and development process, the Partnership is required to provide performance bonds to ensure completion of certain public facilities. The Partnership had performance bonds of $15.5 million and $6.1 million outstanding at December 31, 2013 and 2012, respectively.  The bonds relate primarily to development activity in connection with pending and completed sales from our Harbor Hill project in Gig Harbor.

Supplemental Employee Retirement Plan
The Partnership has a supplemental employee retirement plan for a retired key employee. The plan provides for a retirement income of 70% of his base salary at retirement after taking into account both 401(k) and Social Security benefits with a fixed payment set at $25,013 annually. The Partnership accrued $25,000 and $19,000 in 2013 and 2012, respectively, for this benefit based on an approximation of the cost of purchasing a life annuity paying the aforementioned benefit amount. The recorded balance of the projected liability as of December 31, 2013 and 2012 was $192,000 and $191,000, respectively.

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

10.  SEGMENT AND MAJOR CUSTOMER INFORMATION

The Partnership’s operations are classified into three segments: Fee Timber, Timberland Management & Consulting, and Real Estate. The Fee Timber segment consists of the harvest and sale of timber from both the Partnership’s 110,000 acres of fee timberland in Washington and the Funds’ 91,000 acres in Washington, Oregon, and California.

The Timberland Management & Consulting segment provides investment management, disposition, and technical forestry services in connection with 24,000 acres for Fund I, 37,000 acres for Fund II, and 30,000 acres for Fund III.

The Real Estate segment’s operations consist of management of development properties and the rental of residential and commercial properties in Port Gamble and Poulsbo, Washington. Real Estate manages a portfolio of 2,900 acres of higher-and-better-use properties as of December 31, 2013. All of the Partnership’s real estate activities are presently in the state of Washington.

For the year ended December 31, 2013, the Partnership had one customer that represented 14% of consolidated revenue, or $9.9 million and another that represented 12% of consolidated revenue, or $8.6 million. For the year ended December 31, 2012, the Partnership had one customer that represented 20% of consolidated revenue, or $10.6 million.  For the year ended December 31, 2011, the Partnership had one customer that represented 28% of consolidated revenue, or $16.2 million.

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

				Timberland
(in thousands)	Fee Timber			Management &	Real
2013	Partnership	Funds	Combined	Consulting	Estate		Other	Consolidated
Revenue internal	$32,781	$23,854	$56,635	$2,807	$14,798		$-	$74,240
Eliminations	(600)	-	(600)	(2,807)	(141)		-	(3,548)
Revenue external	32,181	$23,854	56,035	-	14,657		-	70,692

Cost of sales	(13,554)	(18,772)	(32,326)	-	(7,300)		-	(39,626)
Operating, general and
administrative expenses internal	(4,620)	(5,746)	(10,366)	(2,557)	(4,081)		(4,678)	(21,682)
Eliminations	25	2,800	2,825	607			116	3,548
Operating, general and
administrative expenses external	(4,595)	(2,946)	(7,541)	(1,950)	(4,081)		(4,562)	(18,134)
Income (loss) from operations
internal	14,607	(664)	13,943	250	3,417		(4,678)	12,932
Eliminations	(575)	2,800	2,225	(2,200)	(141)		116	-
Income (loss) from operations
external	$14,032	$2,136	$16,168	$(1,950)	$3,276		$(4,562)	$12,932

2012
Revenue internal	$29,353	$16,681	$46,034	$2,218	$8,574		$-	$56,826
Eliminations	(495)	-	(495)	(2,211)	(77)		-	(2,783)
Revenue external	28,858	$16,681	45,539	7	8,497		-	54,043

Cost of sales	(13,115)	(14,481)	(27,596)	-	(3,235)		-	(30,831)
Operating, general and
administrative expenses internal	(4,183)	(4,166)	(8,349)	(2,070)	(16,361	) *	(4,199)	(30,979)
Eliminations	48	2,211	2,259	495	-		29	2,783
Operating, general and
administrative expenses external	(4,135)	(1,955)	(6,090)	(1,575)	(16,361	) *	(4,170)	(28,196)
Income (loss) from operations
internal	12,055	(1,966)	10,089	148	(11,022)		(4,199)	(4,984)
Eliminations	(447)	2,211	1,764	(1,716)	(77)		29	-
Income (loss) from operations
external	$11,608	$245	$11,853	$(1,568)	$(11,099)		$(4,170)	$(4,984)
2011
Revenue internal	$31,429	$21,749	$53,178	$2,390	$4,593		$-	$60,161
Eliminations	(449)	-	(449)	(2,390)	(48)		-	(2,887)
Revenue external	30,980	21,749	52,729	-	4,545		-	57,274
Cost of sales	(13,042)	(16,526)	(29,568)	-	(1,581)		-	(31,149)
Operating, general and
administrative expenses internal	(4,421)	(4,282)	(8,703)	(1,961)	(3,313	) **	(4,188)	(18,165)
Eliminations	51	2,390	2,441	446	-		-	2,887
Operating, general and
administrative expenses external	(4,370)	(1,892)	(6,262)	(1,515)	(3,313	) **	(4,188)	(15,278)
Income (loss) from operations
internal	13,966	941	14,907	429	(301)		(4,188)	10,847
Eliminations	(398)	2,390	1,992	(1,944)	(48)		-	-
Income (loss) from operations
external	$13,568	$3,331	$16,899	$(1,515)	$(349)		$(4,188)	$10,847

*Includes $12.5 MM of environmental remediation expense
**Includes $977,000 of environmental remediation expense

(in thousands)	2013	2012	2011
Depreciation, Amortization and Depletion
Fee Timber-Partnership	$2,999	$3,348	$3,460
Fee Timber-Funds	8,066	6,950	8,602
Fee Timber-Combined	11,065	10,298	12,062
Timberland Management & Consulting	2	4	8
Real Estate	733	854	405
G&A	108	95	134
Total	$11,908	$11,251	$12,609
Assets
Fee Timber-Partnership	$46,856	$53,090	$52,886
Fee Timber-Funds	213,614	177,474	139,389
Fee Timber-Combined	260,470	230,564	192,275
Timberland Management & Consulting	3	29	3
Real Estate	37,712	32,909	35,913
G&A	12,723	3,997	2,217
Total	$310,908	$267,499	$230,408
Capital and Land Expenditures
Fee Timber-Partnership	$985	$927	$998
Fee Timber-Funds	44,510	46,033	837
Fee Timber-Combined	45,495	46,960	1,835
Timberland Management & Consulting	4	3	3
Real Estate-development activities	10,801	2,478	4,104
Real Estate-other	101	35	168
G&A	43	136	63
Total	$56,444	$49,612	$6,173
Revenue by product/service
Domestic forest products	$34,001	$33,577	$27,227
Export forest products, indirect	22,034	11,962	25,502
Conservation easements and sales	7,259	1,235	2,435
Fees for service	-	7	-
Homes, lots, and undeveloped acreage	7,398	7,262	2,110
Total	$70,692	$54,043	$57,274

11.  SUBSEQUENT EVENTS

In January 2014, the Partnership closed on a sale of 40 single-family lots from its Harbor Hill project in Gig Harbor, Washington for $3.6 million.  At December 31, 2013, the Partnership’s basis in this project was $2.5 million and is reflected in the balance sheet in Land held for sale.

In February 2014, the Partnership closed on the sale of 535 acres of timberland in Port Gamble, Washington for $4.6 million.  At December 31, 2013, the Partnership’s basis for this property was $391,000 and is reflected in the balance sheet in Land held for sale.

12.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in thousands except per unit amounts)	Revenue	Income (loss) from operations	Net income (loss) attributable to unitholders	Basic and Diluted Earnings (loss) per partnership unit
2013
First quarter	$16,718	$3,758	$3,484	$0.76
Second quarter	23,197	6,859	6,128	1.34
Third quarter	11,724	(530)	(75)	(0.03)
Fourth quarter	19,053	2,845	3,598	0.81

2012
First quarter	$8,804	$1,070	$1,206	$0.27
Second quarter	17,790	(9,150)	(9,295)	(2.14)
Third quarter	14,595	3,412	3,675	0.81
Fourth quarter	12,854	(316)	(295)	(0.07)

Quarterly fluctuations in data result from the addition and/or deferral of harvest volumes as well as the timing of real estate sales and any environmental remediation charges, as disclosed in our quarterly filings. Management considered the disclosure requirements of Item 302(a)(3) and does not note any extraordinary, unusual, or infrequently occurring items except as disclosed.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Partnership. Internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is a process designed by, or under the supervision of, the Partnership’s chief executive officer and chief financial officer and effected by the Partnership’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Partnership’s management, with the participation of the Partnership’s chief executive officer and chief financial officer, has established and maintained policies and procedures designed to maintain the adequacy of the Partnership’s internal control over financial reporting, and includes those policies and procedures that:

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

Management has evaluated the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2013 based on the control criteria established in a report entitled Internal Control—Integrated Framework (1992), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, the Partnership’s management has concluded that the Partnership’s internal control over financial reporting is effective as of December 31, 2013.

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

The registered independent public accounting firm of KPMG LLP, auditors of the Partnership’s consolidated financial statements, has issued an attestation report on the Partnership’s internal control over financial reporting. This report appears on page 63 of this annual report on Form 10-K.

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

The following table identifies the executive officers and directors of the Managing General Partner as of February 28, 2014. Officers of the Managing General Partner hold identical offices with the Partnership.

Name	Age	Position, Background, and Qualifications to Serve

David L. Nunes (2)	52
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

Thomas M. Ringo	60
Vice President and CFO from December 2000 to present. Senior Vice President Finance and Client Relations from June 1996 to December 2000. Vice President Finance from November 1991 to June 1996. Treasurer from March 1989 through October 1991 of Pope MGP, Inc. and the Partnership. Tax Manager of Westin Hotel Company, 1985 to March 1989. Tax Consultant for Price Waterhouse, 1981 to 1985.

John E. Conlin (2), (3), (4)	55
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

Douglas E. Norberg (1), (3), (4), (5)	73
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

Maria M. Pope (1), (4)	49
Director since December 2012. Senior Vice President of Power Supply and Operations and Resource Strategy since March 2013 of Portland General Electric, an electric utility. Senior Vice President, Chief Financial Officer and Treasurer of Portland General Electric from 2009 through February 2013; Director, Portland General Electric from 2006 through 2008. Vice President and Chief Financial Officer, Mentor Graphics Corporation, a software company, from July 2007 to December 2008. Vice President and General Manager, Wood Products Division of Pope & Talbot, Inc., a pulp and wood products company, from December 2003 to April 2007; Vice President, Chief Financial Officer and Secretary of Pope & Talbot, Inc. from 1999 to 2003. Pope & Talbot, Inc. filed a voluntary petition under Chapter 11 of the federal bankruptcy laws on November 19, 2007. Ms. Pope previously worked for Levi Strauss & Co. and Morgan Stanley & Co., Inc. Ms. Pope has extensive board experience having served on several U.S. and Canadian corporate boards across a number of industries, including forest products. Ms. Pope is also a director of Sterling Financial Corp. (NASDAQ: STSA). She chairs the compensation committee and was the lead director and prior chair of the governance and audit committees of Premera BlueCross, an insurance company, from 2001 to 2013. She served on the board of TimberWest Forest Corp., the largest private land owner in British Columbia, Canada, from 2006 to 2012, where she chaired the audit committee. In 2010, Oregon's Governor appointed Ms. Pope to the Governing Board of Oregon Health Sciences University.

J. Thurston Roach (1), (3), (4)	72
Director since May 2003. Director, Deltic Timber Corporation, December 2000 to present. Director, CellFor Inc. from November 2002 to May 2009. Outside Director, NBBJ Design, LLP, from November 2007 to present. Director, The Liberty Corporation May 1994 to January 2006. President and CEO, HaloSource Corporation, October 2000 to November 2001; Director, HaloSource Corporation, October 2000 to February 2002. Senior Vice President and CFO, Owens Corning, January 1999 to April 2000; Senior Vice President and President of Owens Corning's North American Building Materials Systems Business, February 1998 to December 1998. Vice Chairman, Simpson Investment Company, July 1997 to February 1998; President, Simpson Timber Company, January 1996 to June 1997; Senior Vice President and Chief Financial Officer and Secretary, Simpson Investment Company, August 1984 to December 1995. Mr. Roach's experience as a senior executive and director at other timber and resource companies offer the Partnership insight into the practical issues facing public companies, and his specific knowledge of the timber and timberland markets, both in the Pacific Northwest and elsewhere, allow him to provide extensive input on both strategic and tactical business decisions confronting the board. His specific experience as Audit Committee chair for another public company has been leveraged effectively into a similar role at the Partnership.

___________________________
1)	Class A Director
2)	Class B Director
3)	Member of the Audit Committee
4)	Member of the Human Resources Committee
5)	Designated financial expert for the Board of Directors Audit Committee

Board of Directors of the Managing General Partner

Board Composition. The Managing General Partner’s Articles of Incorporation provide that directors are divided into two classes, each class serving a period of two years. The Managing General Partner’s shareholders elect approximately one-half of the members of the Board of Directors annually. The terms of the Class A directors expire on December 31, 2014, and the terms of the Class B directors expire on December 31, 2015. The directors’ election to the Managing General Partner’s Board of Directors is subject to a voting agreement between the Managing General Partner’s two shareholders, Ms. Maria M. Pope and Mrs. Emily T. Andrews.  J. Thurston Roach serves as Mrs. Andrews’ appointee to the Board of Directors. The Managing General Partner’s Board of Directors met eight times in 2013 with four of the meetings in person to discuss Partnership matters. The composition of our Board of Directors is established by the Limited Partnership Agreement and accordingly, as permitted by NASDAQ Rules IM-5065-7 and 5615(a)(4), board nominations are not made or approved by a separate nominating committee or by a majority of the independent directors.

Past Directorships. During the period 2009 through 2013, Ms. Pope and Mr. Roach served on boards of other public companies as outlined in the following table.

Individual’s Name	Name of Public Company	Term of Directorship
Maria M. Pope	Sterling Financial Corporation (NASDAQ:STSA) TimberWest Forest Corp. (TSX:TWF.UN)	2013 – present 2006 - 2012
J. Thurston Roach	Deltic Timber Company (NYSE:DEL)	2000 - present

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

Audit Committee. The Audit Committee of the Managing General Partner’s Board of Directors is comprised of three outside directors who comply with the Exchange Act and NASDAQ’s qualification requirements for Audit Committee members. The Audit Committee met to discuss the Partnership eight times during 2013. The Audit Committee’s Chairman is J. Thurston Roach and its designated financial expert is Douglas E. Norberg. See report of the Audit Committee on financial statements below.

Human Resources Committee. The Human Resources Committee is responsible for (1) establishing compensation programs for executive officers and senior management of the Partnership designed to attract, motivate, and retain key executives responsible for the success of the Partnership as a whole; (2) administering and maintaining such programs in a manner that will benefit the long-term interests of the Partnership and its unitholders; and (3) determining the salary, bonus, unit option and other compensation of the Partnership's executive officers and senior management. The Human Resources Committee met three times during 2013. Mr. John E. Conlin served as Chairman of the Human Resources Committee in 2013. See report of the Human Resources Committee on executive compensation below.

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

Overview

Objectives of our Executive Compensation Program

The objective of our executive compensation program is to reward performance and to attract, motivate, and retain those employees who embrace a culture of achievement with a long-term perspective. Our executive compensation plans consist of two general components: salary and a long-term incentive program (the “Incentive Program”), which is intended to reward selected management employees who provide services to the Partnership for performance that builds long-term unitholder value. The Incentive Program examines participants’ decision making each year, with an eye towards rewarding behavior that is linked to adding long-term value to unitholders. In addition, the Incentive Program addresses the Partnership’s relative total unitholder performance over a trailing three-year period so as to promote both a long-term focus and align management with unitholder returns over time. Payments are made under the Incentive Program during the first quarter of each year with respect to results of decision-making in the prior year and relative performance of our publicly traded units over the three-year period ending on December 31 of the prior year. As a result, information depicted in this report includes amounts paid in 2012, 2013, and 2014 with respect to performance from each of the following three-year periods, respectively: 2009-2011, 2010-2012, and 2011-2013.

The Role of the Human Resources Committee and Executive Officers in Compensation Decisions

The Board’s Human Resources Committee has responsibility for establishing our compensation objectives and approving all compensation for the CEO, his immediate subordinates, and the broader management team that participates in the Incentive Program. The committee’s primary focus is on designing a compensation system that adequately rewards and motivates employees, and then monitoring the execution of this system. In designing the Partnership’s compensation system, the committee focuses on maintaining fairness and balance between the interests of our employees and our unitholders. With that in mind, the committee intends that the Incentive Program be continuing and permanent for participants, but reserves the right to suspend and or terminate the Incentive Program at any time, as long as previously earned awards are not forfeited. In its role as administrator of the Incentive Program, the committee has the authority to determine all matters relating to awards to be granted thereunder, and has sole authority to interpret its provisions and any applicable rule or regulation. In making its decisions and administering the Incentive Program and our other compensation programs, the committee also monitors and evaluates periodically the impact of our compensation policies and objectives in light of the potential for such arrangements to promote excessive risk-taking by individual participants.

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

The committee has from time-to-time engaged compensation consultants to assist the committee in assessing the market for top executives. Historically, these consultants have provided a limited scope of services on behalf of the committee and their roles generally have been confined to specific peer analyses or assessments of specific compensation components within the Partnership’s then-existing compensation structures. These consultants generally have performed no other services for the Partnership or its subsidiaries or management, and in each case the committee has evaluated matters that the comittee determined to be relevant to the consultant’s independence. In 2011, the Partnership’s board of directors engaged Farient Advisors, a compensation consulting advisory firm, to advise the board on director compensation, general partner compensation, and related issues, for which the Partnership paid Farient $109,000. Farient also served as an advisor to the HR Committee for executive compensation matters in 2011, 2012, and 2013, for which Farient was paid a total of $21,000, $83,000, and $33,000, respectively.

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

Long-Term Incentive Program (LTIP). The LTIP represents the Partnership’s cash bonus plan for the CEO and his direct management reports, and focuses on relative total unitholder return measured over a rolling three-year period ending on the last day of the fiscal year for which the award is to be computed. Specifically, at the beginning and end of each period, the Partnership measures the arithmetic average trading price of the Partnership’s limited partner units over the sixty trading day period preceding the first day and the last day of the three-year measurement period. The Partnership also takes into account all distributions to unitholders during that period, and compares the resulting total returns to those provided to security holders within a group of the Partnership’s peers as measured using the same methodology. The peer group definition has evolved over time and has been based upon the recommendation of the Partnership’s compensation consultant to include companies within the forest products industry, as well as those in real estate and those having a strong focus on land or natural resources.  The following group of 23 companies was used to serve as peer benchmark for the 2009-11 and 2010-12 performance cycles.

Forest Products	Real Estate	Agriculture	Metals & Mining
Deltic (DEL)	Amer. Realty Inv. (ARL)	Alico (ALCO)	China Direct (CDII)
Plum Creek (PCL)	Amer. Spectrum (AQQ)	Griffin Land (GRIF)	Jaguar Mining (JAG)
Potlatch (PCH)	AV Homes (AVHI)	Limoneira (LMNR)	Royal Gold (RGLD)
Rayonier (RYN)	EastGroup Properties (EGP)
St. Joe (JOE)	First Potomac (FPO)
Weyerhaeuser (WY)	InterGroup Corp. (INTG)
Maui Land & Pineapple (MLP)
Monmouth RE Investment (MNR)
NTS Realty (NLP)
Tejon Ranch (TRC)
Thomas Properties Group (TPGI)

Starting with the three-year LTIP cycle 2011-13, the group of benchmark peer companies has been reduced from 23 companies to 15. The rationale for the change in peer companies was to de-emphasize real estate or land companies in relation to timber and to eliminate mining companies.  The composition of the new peer list is as follows:

Forest Products	Real Estate	Agriculture
Deltic (DEL)	EastGroup Properties (EGP)	Alico (ALCO)
Plum Creek (PCL)	First Potomac (FPO)	Griffin Land (GRIF)
Potlatch (PCH)	Forestar Group Inc. (FOR)	Limoneira (LMNR)
Rayonier (RYN)	Monmouth RE Investment (MNR)
St. Joe (JOE)	Tejon Ranch (TRC)
Weyerhaeuser (WY)	Thomas Properties Group (TPGI)

For the LTIP cycle 2012-14 and subsequent ones, TPGI has been dropped from the list of 15 peers and replaced by CatchMark Timber Trust (CTT). TPGI is no longer a separately traded public company after December 2013 and CTT is a newly minted IPO and a pure-play timber REIT.

Following the close of each rolling three-year LTIP performance period, the committee ranks the Partnership’s total unitholder return against those of the selected peer companies, and makes awards if the Partnership’s total return is equal to or greater than the twentieth (20th) percentile. The fiftieth (50th) percentile within that ranking represents the Partnership’s “target performance level,” which results in a payout of 100% of the target LTIP bonus. The maximum award, which results in awards of 200% of the target LTIP amount, occurs when the Partnership is at or above the eightieth (80th) percentile. Actual payouts are determined in proportionate fashion when the total returns fall between the 20th (zero bonus) and 80th percentile (200% of target bonus). The committee has the discretion to alter award levels upward or downward by 20% of the actual formula bonus.

Participants in the LTIP. Participation in the LTIP is comprised of the CEO and the five managers who report directly to the CEO.

Performance Restricted Unit Plan (“PRU”). The PRU is the equity-based element of the Incentive Program, although awards can be made in cash, restricted units, or a combination of each.  Awards from this component of the Incentive Program are based upon a target pool established at the beginning of each fiscal year and adjusted upward or downward as participants are added to or deleted from the Incentive Program. For 2013 the payout award pool consisted of 3,000 units for the CEO and 6,966 units for all other management participants collectively.  This represents a halving of the target award pool amounts from when the PRU was initially established in 2010 to recalibrate for the increase since then in the Partnership’s trading price.

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

Participants in the PRU. In addition to the named executive officers, current participants in the PRU include 16 additional management personnel either one or two levels organizationally below the Partnership’s CEO. As job duties change, the participants may be modified by the committee.

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

Perquisites and Other Personal Benefits. We do not provide perquisites or other personal benefits to our executive officers or senior managers. We do not own or lease aircraft for our executives’ personal use. Our health care and medical insurance programs, as well as our defined contribution retirement plan (401(k)), are the same for all salaried employees, including officers. Further information regarding our defined contribution plan is set forth below in the paragraph entitled “Defined Contribution Retirement Savings Plan.”

Defined Benefit Pension Plans. None of our named executive officers participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us.

Defined Contribution Retirement Savings Plan. As of December 31, 2013 all our employees are eligible to participate in our defined contribution plan, which is a tax qualified plan pursuant to Section 401(k) of the Code. During each of the years 2011 through 2013 the Partnership matched 50% of the employees’ contributions up to 8% of compensation. Partnership contributions to the plan amounted to $147,000, $141,000, and $128,000 for each of the years ended December 31, 2013, 2012, and 2011, respectively. Employees become fully vested in the Partnership's contribution over a six-year period. The Partnership does not discriminate between executive and non-executive employees with respect to any aspect of this plan.

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

The following table summarizes the cash payments that would have been due Pope Resources’ executive officers if a change in control event had occurred on December 31, 2013.

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

Summary Compensation Table

The following table sets forth information regarding compensation earned by our named executive officers for the years 2011 through 2013:

Name and Principal Position	Year	Salary ($)	Unit Awards ($) (1)	Non-equity Incentive Program Compensation ($) (2)	All Other Compensation ($) (3)	Total ($)
David L. Nunes President and CEO	2013	327,818	196,500	360,000	49,684	934,002
	2012	327,818	720,001	360,000	30,054	1,437,873
	2011	327,818	257,100	360,000	25,530	970,448
Thomas M. Ringo V.P.and CFO	2013	213,082	88,425	160,000	22,553	484,060
	2012	213,082	162,000	160,000	18,955	554,037
	2011	213,082	115,695	160,000	17,210	505,987

(1)
Amounts represent the market value on the date of grant of restricted units received in January 2014, 2013 and 2012, respectively, as compensation under the PRU plan for 2013, 2012 and 2011 performance. Expense will be recognized, however, over the four-year vesting period for each of these grants with 25% vesting each year.

(2)
Represents awards earned for each of the years 2011 through 2013 under the LTIP but paid out in January 2012, 2013, and 2014, respectively, as discussed in the Compensation Discussion and Analysis beginning on page 93.

(3)
Amounts represent matching contributions to the Partnership’s 401(k) plan made by the Partnership on behalf of the executive, and distributions received by the executive on unvested restricted Partnership units (the value of the restricted units is described under footnote (1) above and not repeated here.)

Grants of Plan Based Awards Table

The following table supplements the Summary Compensation Table and lists both annual and long-term incentive awards made during 2013 to each named executive officer.

			Estimated Future Payouts Under Non-Equity Incentive Program Awards (1)			Estimated Future Payouts Under Equity Incentive Program Awards
Name	Type of Award	Grant Date (2)	Thresh -old ($)	Target ($)	Maximum ($)	Thresh -old ($)	Target ($)	Maximum ($)	All Other Unit Awards: Number of Shares of Unit or Units (#) (3)	All Other Options Awards: Number of Securities Underlying Options (#)	Closing Price on Grant Date ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
David L. Nunes	LTIP 2013-15	None	-	180,000	360,000
President and CEO	RU	1/11/13							12,000		60.00	720,001
Thomas M Ringo	LTIP 2013-15	None	-	80,000	160,000
V.P. and CFO	RU	1/11/13							2,700		60.00	162,000

(1)
Reflects potential awards under the LTIP. The LTIP was implemented in 2010 with an initial “cycle” corresponding to the performance period 2008 – 10, a second cycle for the performance period 2009 – 11, a third cycle for the performance period 2010 – 12, and so on up through the sixth cycle for the performance period 2013 – 15 which is the only cycle shown in the table above since its performance period initiated in calendar year 2013. Payouts for the 2009-11, 2010-12, and 2011-13 cycles are reflected in the Summary Compensation Table (see footnote (2) from that table.) A description of how the LTIP works is described above beginning on page 94.

(2)	No grant date attaches to LTIP cycles.

(3)	Reflects the grant of time-based restricted units that will vest ratably over a four-year period on each of four anniversary-of-grant dates.

Unit Incentive Program

In 2005 the Board of Directors of Pope MGP, Inc. adopted the Pope Resources 2005 Unit Incentive Program (the “Plan”) and terminated future awards under the Partnership’s 1997 Unit Option Plan. The Plan is administered by the Human Resources Committee. The purpose of the change to the Plan was to allow the committee to award restricted units to employees and directors which the committee believes provides a better alignment of interest with current unitholders than the unit option grants under the 1997 plan.

Units Available for Issuance

There are 1,105,815 units authorized under the Plan. As of December 31, 2013 there were 915,994 authorized but not issued units in the Plan. Securities issued or issuable under the Plan have been registered on a Form S-8 registration statement.

Unit Options

There are currently no unexpired and unexercised options.

Vesting Schedule

Under the PRU plan, restricted units granted ordinarily vest ratably over four years, with 25% vested on each anniversary of the grant.  The administrator may vary this schedule in its discretion.

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

Adjustments, Changes in Our Capital Structure

The number and kind of units available for grant under the, as well as the exercise price of outstanding options, will be subject to adjustment by the committee in the event of any merger or consolidation.

Administration

The committee has full discretionary authority to determine all matters relating to securities granted under the Plan.

Amendment and Termination

The board of directors has the exclusive authority to amend or terminate the Plan, except as would adversely affect participants’ rights to outstanding awards. As the plan administrator, the committee has the authority to interpret the plan and options granted under the Plan and to make all other determination necessary or advisable for plan administration. In addition, as administrator of the Plan the committee may modify or amend outstanding awards, except as would adversely affect participants’ rights to outstanding awards without their consent.

Outstanding Equity Awards At Fiscal Year-End; Option Exercise and Units Vested

The following table summarizes the outstanding equity award holdings held by our named executive officers as of December 31, 2013:

	Option Awards					Unit Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Units That Have Not Vested (#)	Market Value of Units That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
David L. Nunes President and CEO	-	-	- -			19,500	1,306,500	-	39,484
Thomas M. Ringo V.P. and CFO	-	-	-			6,075	407,025	-	12,353

The following table summarizes the number of units acquired and amounts realized by our named executive officers during the year ended December 31, 2013 on the exercise of unit options and vesting of restricted units.

	Option Awards		Unit Awards
Name	Number of Units Acquired on Exercise	Value Realized on Exercise	Number of Units Acquired on Vesting	Value Realized on Vesting
	(#)	($)	(#) (1)	($)
David L. Nunes President and CEO	-	-	4,075	244,401
Thomas M. Ringo V.P. and CFO	-	-	1,800	107,885

(1)
Of the 4,075 units acquired upon vesting in 2013 by Mr. Nunes, he tendered back 1,204 of those units with an aggregate value of $72,143 to the Partnership in lieu of paying cash for payroll taxes due upon the vesting. As such, Mr. Nunes retained a net position of 2,871 of these units. Of the 1,800 units acquired upon vesting in 2013 by Mr. Ringo, he tendered back 563 of those units with an aggregate value of $33,693 to the Partnership in lieu of paying cash for payroll taxes due on the vesting. As such, Mr. Ringo retained a net position of 1,237 of these units.

Officer Unit Ownership Guidelines

We do not have a formal unit ownership guideline for named executive officers, but note that as of February 17, 2014 Messrs. Nunes and Ringo owned units of Pope Resources that had the following values expressed as multiples of 2013 base salary.  In addition, the table below outlines in a relative sense how the respective ownership positions of each named executive officer was obtained.

		David L.	Thomas M.
		Nunes	Ringo

A	Total # of units owned - excluding unvested restricted units	87,550	17,665
B	Value of units owned - excluding unvested restricted units	$5,778,300	$1,165,890
C	2013 base salary	$327,818	$213,082
	Value divided by salary - B/C	17.6	5.5

% of A acquired via:
	Open market purchase	22%	8%
	Exercise of options	45%	50%
	Vesting of restricted units	33%	42%

D	Total # of unvested restricted units	16,500	5,400
E	Value of unvested restricted units	$1,089,000	$356,400
	Value divided by salary - E/C	3.3	1.7

F	Combined value of all owned units - B plus E	$6,867,300	$1,522,290
	Value divided by salary - F/C	20.9	7.1

Director Compensation

The following table sets forth a summary of the compensation we paid to our non-employee directors in 2013:

Name	Fees Earned or Paid in Cash ($)	Unit Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Program Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation ($) (3)	Total ($)
John E. Conlin	35,000	90,000	-	-	-	11,381	136,381
Douglas E. Norberg	29,000	90,000	-	-	-	11,381	130,381
Maria M. Pope	25,000	90,000	-	-	-	3,000	118,000
J. Thurston Roach	40,000	90,000	-	-	-	11,381	141,381

(1)
Amounts represent the market value on the date of grant (January 11, 2013) of restricted units received during the year.  These units are subject to a trading restriction until the units vest. These unit grants vest 50% on the third anniversary of the grant in January 2016 and the remaining 50% on the fourth anniversary of the grant date in January 2017. For each of Messrs. Conlin, Norberg, and Roach a total of 375 restricted units granted during fiscal year 2009 vested and became eligible for trading on August 26, 2013 and an additional 750 restricted units granted during fiscal year 2010 vested and became eligible for trading on May 25, 2013.

(2)	No options were awarded in 2013.

(3)	Amounts represent distributions received on unvested restricted Partnership units.

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

The Committee is currently comprised of Douglas E. Norberg, Maria M. Pope, J. Thurston Roach, and John Conlin. Mr. Conlin served as Committee Chair during 2013. None of the members are officers or employees of the Partnership or the General Partner.

Conclusion

The Human Resources Committee believes that for 2013 the compensation terms for Mr. Nunes and Mr. Ringo, as well as for our other management personnel, were clearly related to the realization of the goals and strategies established by the Partnership.  The discussion set forth in this section entitled “Compensation Discussion and Analysis” is hereby adopted as the Report of the Human Resources Committee for the year ended December 31, 2013.

John E. Conlin, Chairman

Douglas E. Norberg

Maria M. Pope

J. Thurston Roach

Audit Committee Report on Financial Statements

The Audit Committee of the General Partner’s Board of Directors has furnished the report set forth in the following section entitled “Responsibilities and Composition of the Audit Committee” on the Partnership’s year-end financial statements and audit for fiscal year 2013. The Audit Committee’s report is intended to identify the members of the Audit Committee and describe in general terms the responsibilities the Audit Committee assumes, the process it undertakes, and the matters it considers in reviewing the Partnership’s financial statements and monitoring the work of the Partnership’s external auditors.

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

The Audit Committee is comprised of J. Thurston Roach, John E. Conlin, and Douglas E. Norberg. Mr. Roach serves as Audit Committee Chair. All members of the Audit Committee are independent as defined under NASDAQ Rule 5605(a)(2) and Exchange Act Section 10A(m)(3), and all are financially literate. Mr. Norberg is designated as a “financial expert” for purposes of NASDAQ Rule 5605(c)(2)(A).

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

Principal Unitholders

As of February 17, 2014, the following persons were known or believed by the Partnership (based solely on statements made in filings with the SEC or other information we believe to be reliable) to be the beneficial owners of more than 5% of the outstanding Partnership units :

Name and Address of Beneficial Owner	Number Of Units (1)	Percent of Class
James H. Dahl 501 Riverside, Suite 902 Jacksonville, FL 32202	520,157 (2)	11.7

Emily T. Andrews 601 Montgomery Street Suite 2000 San Francisco, CA 94111	498,203 (3)	11.2

Peter T. Pope 133 SW 2nd Ave., Ste. 301 Portland, OR 97204	252,762 (4)	5.7

(1)
Each beneficial owner has sole voting and investment power unless otherwise indicated. Includes restricted units that are unvested since beneficial owner receives distributions on all such restricted units.

(2)
Mr. Dahl filed a Schedule 13G on February 3, 2014 that indicates he is the direct beneficial owner of 144,827 Partnership units, that he owns another 221,359 units through various trusts over which he retains sole voting and investment power, and that he owns another 153,971 units for which he shares voting and dispositive power.

(3)
Includes 1,090 units owned by her husband, Adolphus Andrews, Jr. as to which she disclaims beneficial ownership. Also includes a total of 60,000 units held by Pope MGP, Inc. and Pope EGP, Inc., as to which she shares voting and investment power.

(4)	Includes (a) 239,317 units held by a limited liability company controlled by Mr. Pope; (b) 4,625 units held directly; and (c) 8,820 units held in trust for one of his children.

Management

As of February 17, 2014, the beneficial ownership of the Partnership units of (1) the named executives (2) the directors of the Partnership's general partners, (3) the general partners of the Partnership, and (4) the Partnership's officers, directors and general partners as a group, was as follows. **

Name	Position and Offices	Number of Units (1)	Percent of Class
David L. Nunes	Chief Executive Officer and President, Pope MGP, Inc. and the Partnership; Director, Pope MGP, Inc.	104,050 (2)	2.3
Thomas M. Ringo	Vice President and CFO, Pope MGP, Inc. and the Partnership	23,065 (3)	*
John E. Conlin	Director, Pope MGP, Inc.	23,895 (4)	*
Douglas E. Norberg	Director, Pope MGP, Inc.	58,970 (4)	1.3

Maria M. Pope	Director, Pope MGP, Inc.	79,575 (5)	1.8

Peter T. Pope	Director, Pope MGP, Inc. and Pope EGP, Inc.; President, Pope EGP, Inc.	252,762 (6)	7.1

J. Thurston Roach	Director, Pope MGP, Inc.	7,500 (4)	*
Pope EGP, Inc.	Equity General Partner of the Partnership	54,000	1.2
Pope MGP, Inc.	Managing General Partner of the Partnership	6,000	*
All General partners, directors and officers of general partners, and officers of the Partnership as a group (7 individuals and 2 entities)		549,817 (7)	12.3

*	Less than 1%
**	The address of each of these parties is c/o Pope Resources, 19950 Seventh Avenue NE, Suite 200, Poulsbo, WA 98370.

(1)
Each beneficial owner has sole voting and investment power unless otherwise indicated. Includes restricted units that are unvested since beneficial owner receives distributions on all such restricted units.

(2)	Includes 16,500 unvested restricted units issued to Mr. Nunes. Also includes 3,050 units held in trust for Mr. Nunes’ children for which he disclaims beneficial ownership.

(3)	Includes 5,400 unvested restricted units issued to Mr. Ringo.

(4)	Includes 6,000 unvested restricted units.

(5)
Includes 2,250 unvested restricted units and 1,125 units held jointly with Ms. Pope’s spouse for which she disclaims beneficial ownership.  Also includes 640 units held in trust for Ms. Pope’s children for which she disclaims beneficial ownership and 60,000 units held by Pope MGP, Inc. and Pope EGP, Inc., as to which she shares investment and voting power.

(6)	Includes (a) 239,317 units held by a limited liability company controlled by Mr. Pope; (b) 8,820 units held in trust for one of his children.

(7)
For this computation, the 60,000 units held by Pope MGP, Inc. and Pope EGP, Inc. are excluded from units beneficially owned by Mr. Pope. Mr. Pope and Emily T. Andrews own all of the outstanding stock of Pope MGP, Inc. and Pope EGP, Inc. Includes 42,150 unvested restricted units.

Equity Compensation Plan Information

The following table presents certain information with respect to the Partnership’s equity compensation plans and awards thereunder on December 31, 2013.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	N/A	915,994

Equity compensation plans not approved by security holders	-	-	-
Total	-	N/A	915,994

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

Director Independence

With the exception of David L. Nunes, our Chief Executive Officer, all of the directors of the Managing General Partner are independent under applicable laws and regulations and the listing standards of NASDAQ.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes fees related to the Partnership’s principal accountants, KPMG LLP, during 2013 and 2012.

Description of services	2013	%	2012	%
Audit (1)	$358,750	86%	$355,000	86%

Audit related (2)	60,000	14%	53,750	14%

Tax (3):

General tax consultation	-	-	-	-

Total	$418,750	100%	$408,750	100%

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

PART IV

Item 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULE

Exhibits.

No.	Document

3.1	Certificate of Limited Partnership. (1)

3.2	Limited Partnership Agreement, dated as of November 7, 1985. (1)

3.3	Amendment to Limited Partnership Agreement dated December 16, 1986. (2)

3.4	Amendment to Limited Partnership Agreement dated March 14, 1997. (4)

3.5	Certificate of Incorporation of Pope MGP, Inc. (1)

3.6	Amendment to Certificate of Incorporation of Pope MGP, Inc. (3)

3.7	Bylaws of Pope MGP, Inc. (1)

3.8	Certificate of Incorporation of Pope EGP, Inc. (1)

3.9	Amendment to Certificate of Incorporation of Pope EGP, Inc. (3)

3.10	Bylaws of Pope EGP, Inc. (1)

3.11	Amendment to Limited Partnership Agreement dated October 30, 2007. (9)

3.12	Audit Committee Charter. (7)

4.1	Specimen Depositary Receipt of Registrant. (1)

4.2	Limited Partnership Agreement dated as of November 7, 1985, as amended December 16, 1986 and March 14, 1997 (see Exhibits 3.2, 3.3 and 3.4).
4.3	1997 Unit Option Plan Summary (5) and Pope Resources 2005 Unit Incentive Plan. (8)

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

10.1	Transfer and Indemnity Agreement between the Partnership and P&T dated as of December 5, 1985. (1)

10.2	Environmental Remediation Agreement. (6)

10.3	Form of Change of control agreement. (7)

10.4	First Amended and Restated Master Loan Agreement between Pope Resources and Northwest Farm Credit Services, FLCA dated June 10, 2010. (10)

10.5	Amendment No. 1 to First Amended and Restated Master Loan Agreement between Pope Resources and Northwest Farm Credit Services, FLCA dated August 6, 2010. (10)

10.6	First Amended and Restated Term Note from Pope Resources to Northwest Farm Credit Services, FLCA dated June 10, 2010. (10)

10.7	Term Note from Pope Resources to Northwest Farm Credit Services, FLCA dated June 10, 2010. (10)

10.8	First Amended and Restated Master Loan Agreement between Pope Resources and Northwest Farm Credit Services, PCA dated June 10, 2010. (10)

10.9	Amendment No. 1 to First Amended and Restated Master Loan Agreement between Pope Resources and Northwest Farm Credit Services, PCA dated August 6, 2010. (10)

10.10	Revolving Operating Note from Pope Resources to Northwest Farm Credit Services, PCA dated June 10, 2010. (10)

10.11	Amendment No. 1 to Revolving Operating Note from Pope Resources to Northwest Farm Credit Services, PCA dated June 15, 2010. (10)

10.12	Mortgage, Financing statement and Fixture Filing executed by Pope Resources in favor of Northwest Farm Credit Services, FLCA dated June 10, 2010. (10)

10.13	Mortgage, Financing statement and Fixture Filing executed by Pope Resources in favor of Northwest Farm Credit Services, PCA dated June 10, 2010. (10)

10.14	Loan Agreement between ORM Timber Operating Company II, LLC and Metropolitan Life Insurance Company dated September 1, 2010. (10)

10.15	First Amendment to Loan Agreement between ORM Timber Operating Company II, LLC and Metropolitan Life Insurance Company dated February 7, 2011. (10)

10.16	Promissory Note from ORM Timber Operating Company II, LLC to Metropolitan Life Insurance Company dated September 1, 2010. (10)

10.17	Guaranty by ORM Timber Fund II, Inc. in favor of Metropolitan Life Insurance Company dated September 1, 2010. (10)

10.18	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing between ORM Timber Operating Company II, LLC and Metropolitan Life Insurance Company dated September 1, 2010. (10)

10.19	Trust Deed, Security Agreement, Assignment of Leases and Rents and Fixture Filing between ORM Timber Operating Company II, LLC and Metropolitan Life Insurance Company dated September 1, 2010. (10)

10.20	Incentive Compensation Program Summary – revised February 2011. (10)

10.21	Revolving Operating Note from Pope Resources to Northwest Farm Credit Services, PCA dated May 30, 2012. (11)

10.22	Amendment No. 1 to Revolving Operating Note from Pope Resources to Northwest Farm Credit Services, PCA dated June 30, 2012. (12)

10.23	Amendment No. 2 to First Amended and Restated Master Loan Agreement between Pope Resources and Northwest Farm Credit Services, FLCA dated June 30, 2012. (12)

10.24	Amendment No. 2 to First Amended and Restated Master Loan Agreement between Pope Resources and Northwest Farm Credit Services, PCA dated November 10, 2012. (12)

10.25	Note and Loan Agreement between Pope Resources and Northwest Farm Credit Services, FLCA dated December 20, 2012. (12)

10.26	Second Amendment to Loan Agreement between ORM Timber Operating Company II, LLC and Metropolitan Life Insurance Company dated August 15, 2013. (13)

10.27	Promissory Note from ORM Timber Operating Company II, LLC to Metropolitan Life Insurance Company dated August 15, 2013. (13)

10.28	Amendment and Reaffirmation of Guaranty by ORM Timber Fund II, Inc. in favor of Metropolitan Life Insurance Company dated August 15, 2013. (13)

10.29
First Amendment to Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing between ORM Timber Operating Company II, LLC and Metropolitan Life Insurance Company dated August 15, 2013. (13)

10.30
First Amendment to Trust Deed, Security Agreement, Assignment of Leases and Rents and Fixture Filing between ORM Timber Operating Company II, LLC and Metropolitan Life Insurance Company dated August 15, 2013. (13)

10.31	Master Loan Agreement among ORM Timber Fund III (REIT) Inc. and Northwest Farm Credit Services, FLCA and Northwest Farm Credit Services, PCA dated December 2, 2013. (13)

10.32	Promissory Note from ORM Timber Fund III (REIT) Inc. to Northwest Farm Credit Services, FLCA dated December 2, 2013. (13)

10.33
Mortgage, Assignment of Rents, Security Agreement, Financing Statement and Fixture Filing between ORM Timber Fund III (REIT) Inc. and Northwest Farm Credit Services, FLCA dated December 2, 2013 (Grays Harbor County). (13)

10.34
Mortgage, Assignment of Rents, Security Agreement, Financing Statement and Fixture Filing between ORM Timber Fund III (REIT) Inc. and Northwest Farm Credit Services, FLCA dated December 2, 2013 (Pacific County). (13)

10.35
Mortgage, Assignment of Rents, Security Agreement, Financing Statement and Fixture Filing between ORM Timber Fund III (REIT) Inc. and Northwest Farm Credit Services, FLCA dated December 2, 2013 (Siskiyou County). (13)

10.36	Guaranty Agreement by ORM Timber Fund III LLC and ORM Timber Fund III (Foreign) LLC in favor of Northwest Farm Credit Services, FLCA dated December 2, 2013. (13)

21.1	Significant Subsidiaries. (13)

23.1	Consent of Registered Independent Public Accounting Firm. (13)

31.1	Certificate of Chief Executive Officer. (13)

31.2	Certificate of Chief Financial Officer. (13)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (13)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (13)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Partnership’s registration on Form 10 filed under File No. 1-9035 and declared effective on December 5, 1985.

(2)	Incorporated by reference from the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 1987.

(3)	Incorporated by reference from the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 1988.

(4)	Incorporated by reference from the Partnership’s Proxy Statement filed on February 14, 1997.

(5)	Incorporated by reference to the Company’s Form S-8 Registration Statement (SEC file number 333-46091) filed with the Commission on February 11, 1998.

(6)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2002.

(7)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2005.

(8)	Filed with Form S-8 on September 9, 2005.

(9)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2007.

(10)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2010.

(11)	Incorporated by reference to the quarterly Report on Form 10-Q filed by the Registrant August 9, 2012.

(12)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2012.

(13)	Filed with this annual report for the fiscal year ended December 31, 2013.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POPE RESOURCES, A Delaware
Limited Partnership

By POPE MGP, INC.
Managing General Partner

Date: March 5, 2014	By /s/ David L. Nunes
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the date indicated.

Date: March 5, 2014	By /s/ David L. Nunes
David L. Nunes,
President and Chief Executive Officer (principal executive officer), Partnership and Pope MGP, Inc.; Director, Pope MGP, Inc.

Date: March 5, 2014	By /s/ Thomas M. Ringo
Thomas M. Ringo
Vice President & CFO (principal financial and accounting officer), Partnership and Pope MGP, Inc.

Date: March 5, 2014	By /s/ John E. Conlin
John E. Conlin
Director, Pope MGP, Inc.

Date: March 5, 2014	By /s/ Douglas E. Norberg
Douglas E. Norberg
Director, Pope MGP, Inc.

Date: March 5, 2014	By /s/ Maria M. Pope
Maria M. Pope
Director, Pope MGP, Inc.

Date: March 5, 2014	By /s/ J. Thurston Roach
J. Thurston Roach
Director, Pope MGP, Inc.