Form 10-Q
period 2014-03-31
POPE RESOURCES LTD PARTNERSHIP
filed 2014-05-06
CIK 784011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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
Large Accelerated Filer ☐	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes ☐  No ☒

Partnership units outstanding at March 31, 2014: 4,452,511

Pope Resources
Index to Form 10-Q Filing
For the three Months Ended March 31, 2014

P A R T I – FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
Pope Resources, a Delaware Limited Partnership
March 31, 2014 and December 31, 2013
(in thousands)
	2014	2013
ASSETS
Current assets
Partnership cash and cash equivalents	$20,022	$5,704
ORM Timber Funds cash and cash equivalents	1,005	1,256
Cash and cash equivalents	21,027	6,960
Accounts receivable, net	3,233	1,501
Land held for sale	4,432	10,258
Prepaid expenses and other	1,597	1,660
Total current assets	30,289	20,379
Properties and equipment, at cost
Timber and roads, net of accumulated depletion
(2014 - 96,439; 2013 - $92,971)	208,716	211,946
Timberland	44,920	44,946
Land held for development	27,565	27,040
Buildings and equipment, net of accumulated
depreciation (2014 - $6,539; 2013 - $6,437)	6,149	6,205
Total properties and equipment, at cost	287,350	290,137

Other assets	455	392
Total assets	$318,094	$310,908

LIABILITIES, PARTNERS' CAPITAL AND NONCONTROLLING INTERESTS
Current liabilities
Accounts payable	$2,187	$2,196
Accrued liabilities	3,054	4,109
Current portion of long-term debt	107	109
Deferred revenue	675	599
Other current liabilities	977	966
Total current liabilities	7,000	7,979
Long-term debt, net of current portion	75,554	75,581
Environmental remediation and other long-term liabilities	12,698	12,734
Partners' capital and noncontrolling interests
General partners' capital (units issued and outstanding 2014 - 60; 2013 - 60)	1,111	974
Limited partners' capital (units issued and outstanding 2014 - 4,328; 2013 - 4,312)	78,380	68,471
Noncontrolling interests	143,351	145,169
Total partners' capital and noncontrolling interests	222,842	214,614
Total liabilities, partners' capital, and noncontrolling interests	$318,094	$310,908

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
Pope Resources, a Delaware Limited Partnership
For the Three Months Ended March 31, 2014 and 2013
(in thousands, except per unit data)
	2014	2013

Revenue	$37,779	$16,718
Cost of sales	(18,924)	(8,864)
Operating expenses	(3,285)	(2,903)
General and administrative expenses	(1,322)	(1,193)
Income from operations	14,248	3,758

Other expense
Interest expense, net	(574)	(355)

Income before income taxes	13,674	3,403
Income tax benefit (expense)	(157)	14
Net income	13,517	3,417

Net (income) loss attributable to noncontrolling
interests - ORM Timber Funds	(1,276)	67
Net income attributable to unitholders	12,241	3,484
Other comprehensive income	-	-
Comprehensive income attributable to unitholders	$12,241	$3,484

Allocable to general partners	$167	$48
Allocable to limited partners	12,074	3,436
Comprehensive income attributable to unitholders	$12,241	$3,484

Basic and diluted earnings per unit attributable
to unitholders	$2.75	$0.76

Basic and diluted weighted average units outstanding	4,386	4,366

Distributions per unit	$0.55	$0.45

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Pope Resources, a Delaware Limited Partnership
Three Months Ended March 31, 2014 and 2013
(in thousands)
	2014	2013
Net income	$13,517	$3,417
Adjustments to reconcile net income to net cash provided by operating activities
Depletion	3,437	2,684
Equity-based compensation	450	536
Depreciation and amortization	178	170
Deferred taxes	-	(32)
Cost of land sold	6,921	6
Loss on disposal of property and equipment	-	57
Cash flows from changes in operating accounts
Accounts receivable, net	(1,732)	(1,119)
Prepaid expenses and other assets	(20)	(23)
Real Estate project expenditures	(1,530)	(325)
Accounts payable and accrued liabilities	(1,056)	(1,094)
Deferred revenue	76	360
Environmental remediation	(11)	(78)
Other current and long-term liabilities	(14)	(10)
Net cash provided by operating activities	20,216	$4,549

Cash flows from investing activities
Reforestation and roads	(302)	(190)
Buildings and equipment	(79)	(43)
Net cash used in investing activities	(381)	(233)

Cash flows from financing activities
Repayment of long-term debt	(29)	(24)
Proceeds from preferred stock issuance - ORM Timber Funds	125	-
Payroll taxes paid on unit net settlements	(196)	(241)
Cash distributions to unitholders	(2,449)	(2,000)
Cash distributions - ORM Timber Funds, net of distributions to Partnership	(3,219)	(1,928)
Other	-	1
Net cash used in financing activities	(5,768)	(4,192)

Net increase in cash and cash equivalents	14,067	124
Cash and cash equivalents at beginning of period	6,960	3,779
Cash and cash equivalents at end of period	$21,027	$3,903

See accompanying notes to condensed consolidated financial statements.

POPE RESOURCES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2014

1.
The condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013 and the related condensed consolidated statements of comprehensive income and cash flows for the three-month periods ended March 31, 2014 and 2013 have been prepared by Pope Resources, A Delaware Limited Partnership (the “Partnership”), pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements are unaudited, but, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2013, is derived from the Partnership’s audited consolidated financial statements and notes thereto for the year ended December 31, 2013, and should be read in conjunction with such financial statements and notes. The results of operations for the interim periods are not indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2014.

2.
The financial statements in the Partnership's 2013 annual report on Form 10-K include a summary of significant accounting policies of the Partnership and should be read in conjunction with this Quarterly Report on Form 10-Q.

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

Pope Resources and ORMLLC together own 20% of Fund I and Fund II and 5% of Fund III. The Funds are consolidated into the Partnership’s financial statements based in part on ORMLLC’s controlling role as the general partner or managing member of the Funds. The Funds’ statements of operations for the quarters ended March 31, 2014 and 2013 reflect operating income of $3.1 million and loss of $791,000, respectively. These operating results exclude management fees paid by the Funds to ORMLLC of $875,000 and $673,000 for the first quarters of 2014 and 2013, respectively, which are eliminated in consolidation. The portion of these fees, among other items of income and expense, attributed to third-party investors is reflected as an adjustment to income in the Partnership’s Condensed Consolidated Statement of Comprehensive Income under the caption “Net (income) loss attributable to noncontrolling interests - ORM Timber Funds.”

The Partnership’s condensed consolidated balance sheet included assets and liabilities of the Funds as of March 31, 2014 and December 31, 2013, which were as follows:

(in thousands)	March 31, 2014	December 31, 2013
Assets:
Cash	$1,005	$1,256
Other current assets	1,879	362
Total current assets	2,884	1,618
Timber, timberland and roads, net of accumulated depletion (2014 - $31,486; 2013 - $28,713)	209,236	211,871
Other long-term assets	140	125
Total assets	$212,260	$213,614
Liabilities and equity:
Current liabilities excluding long-term debt	$2,569	$1,747
Current portion of long-term debt	-	3
Total current liabilities	2,569	1,750
Long-term debt, net of current portion	42,980	42,980
Total liabilities	45,549	44,730
Funds' equity	166,711	168,884
Total liabilities and equity	$212,260	$213,614

5.
In the presentation of the Partnership’s revenue and operating income (loss) by segment, all intersegment revenue and expense is eliminated to determine operating income (loss) reported externally. The following table reconciles internally reported income (loss) from operations to externally reported income (loss) from operations by business segment, for the three months ended March 31, 2014 and 2013:

	Fee Timber			Timberland
Three Months Ended	Pope Resources	ORM Timber	Total Fee	Management &	Real
March 31, (in thousands)	Timber	Funds	Timber	Consulting	Estate	Other	Consolidated
2014
Revenue internal	$11,298	$10,965	$22,263	$875	$15,699	$-	$38,837
Eliminations	(154)	-	(154)	(875)	(29)	-	(1,058)
Revenue external	11,144	10,965	22,109	-	15,670	-	37,779

Cost of sales	(3,910)	(7,194)	(11,104)	-	(7,820)	-	(18,924)

Operating, general and
administrative expenses internal	(1,100)	(1,559)	(2,659)	(764)	(891)	(1,351)	(5,665)
Eliminations	-	875	875	154	-	29	1,058
Operating, general and
administrative expenses external	(1,100)	(684)	(1,784)	(610)	(891)	(1,322)	(4,607)

Income (loss) from operations
internal	6,288	2,212	8,500	111	6,988	(1,351)	14,248
Eliminations	(154)	875	721	(721)	(29)	29	-
Income (loss) from operations
external	$6,134	$3,087	$9,221	$(610)	$6,959	$(1,322)	$14,248

2013
Revenue internal	$11,205	$5,378	$16,583	$673	$317	$-	$17,573
Eliminations	(141)	-	(141)	(673)	(41)	-	(855)
Revenue external	11,064	5,378	16,442	-	276	-	16,718

Cost of sales	(4,521)	(4,055)	(8,576)	-	(288)	-	(8,864)

Operating, general and
administrative expenses internal	(1,032)	(1,205)	(2,237)	(653)	(839)	(1,222)	(4,951)
Eliminations	12	673	685	141	-	29	855
Operating, general and
administrative expenses external	(1,020)	(532)	(1,552)	(512)	(839)	(1,193)	(4,096)

Income (loss) from operations
internal	5,652	118	5,770	20	(810)	(1,222)	3,758
Eliminations	(129)	673	544	(532)	(41)	29	-
Income (loss) from operations
external	$5,523	$791	$6,314	$(512)	$(851)	$(1,193)	$3,758

6.
Basic and diluted earnings per unit are calculated by dividing net income attributable to unitholders, adjusted for non-forfeitable distributions paid out to unvested restricted unitholders and preferred shareholders of Fund II and Fund III, by the weighted average units outstanding during the period.  There were no dilutive securities outstanding during the periods presented. The following table shows how we arrived at basic and diluted income per unit:

	Quarter Ended
	March 31
(in thousands, except per unit amounts)	2014	2013
Net income attributable to Pope Resources' unitholders	$12,241	$3,484
Less:
Net income attributable to unvested restricted unitholders	(172)	(150)
Preferred share dividends - ORM Timber Funds	(8)	(4)
Net income for calculation of EPS	$12,061	$3,330

Basic and diluted weighted average units outstanding	4,386	4,366

Basic and diluted earnings per unit	$2.75	$0.76

7.
In January 2014, the Partnership granted 9,966 restricted units pursuant to the management incentive compensation program. These restricted units vest ratably over four years with the grant date fair value equal to the market price on the date of grant. Simultaneous with the restricted unit grant to management, members of our Board of Directors received 3,000 restricted units. Restricted units granted to directors are not part of the management incentive compensation program, but are included in the calculation of total equity compensation expense. These awards to directors vest 50% on the third anniversary and 50% on the fourth anniversary of the date of grant. Total equity compensation expense is recognized over the vesting period. We recognized $450,000 and $536,000 of equity compensation expense in the first quarter of 2014 and 2013, respectively, related to these incentive compensation programs.

8.
Supplemental disclosure of cash flow information: interest paid, net of amounts capitalized, totaled $311,000 and $233,000 for the three months ended March 31, 2014 and 2013, respectively. During the three months ended March 31, 2014, the Partnership paid income taxes of $13,000 and received a net income tax refund of $260,000 in the first three months of 2013.

9.
The Partnership’s financial instruments include cash and cash equivalents and accounts receivable, for which the carrying amount of each represents fair value based on current market interest rates or their short-term nature. Carrying amounts of contracts receivable, although long-term, also approximate fair value based on current market rates.

The Partnership’s and the Funds’ fixed-rate debt collectively have a carrying value of $75.7 million as of March 31, 2014 and December 31, 2013.   The estimated fair value of this debt, based on current interest rates for similar instruments (Level 2 inputs in the Fair Value Hierarchy), is approximately $80.1 million and $77.5 million, as of March 31, 2014 and December 31, 2013, respectively.

10.
The Partnership has an accrual for estimated environmental remediation costs of $13.2 million as of March 31, 2014 and December 31, 2013. The environmental remediation liability represents management’s estimate of payments to be made to monitor and remedy certain areas in and around the townsite/millsite of Port Gamble ($13.1 million), and at Port Ludlow, Washington ($100,000).

In December of 2013, a consent decree and Clean-up Action Plan (CAP) related to Port Gamble were finalized with the Department of Ecology (DOE) and filed with Kitsap County Superior Court.  The scope of the clean-up in the final CAP is substantially the same as was contemplated in the second quarter of 2012 when an additional accrual of $12.5 million was recorded. Certain unresolved issues remain; principally related to the degree to which the Department of Natural Resources (DNR), the other potentially liable party (PLP) in Port Gamble, is going to participate in funding the costs of clean-up.

In developing its estimate of the Port Gamble environmental liability, management has employed a Monte Carlo statistical simulation model that suggests a potential aggregate range of clean-up costs from $11.4 million to $15.3 million.  The $13.1 million liability recorded by the Company as of March 31, 2014 is based on the 50th percentile within the range, which management considers the best estimate of the most likely outcome.

The environmental remediation accrual also includes estimated costs related to a separate remediation effort within the resort community of Port Ludlow. In September 2013, the Company completed and submitted to DOE a focused feasibility study of clean-up action alternatives and, in February 2014, DOE issued an opinion letter in which it concurred with the clean-up alternative recommended in the study. The Company has recorded a liability of $100,000 which corresponds to the estimated cost of the clean-up alternative recommended in the study.

The environmental liability at March 31, 2014 is comprised of $700,000 that management expects to expend in the next 12 months and $12.5 million thereafter and these amounts are included in other current liabilities and other long-term liabilities, respectively.

Activity in the environmental liability is as follows:

	Balances at	Additions	Expenditures
	the Beginning	to	for	Balance at
(in thousands)	of the Period	Accrual	Remediation	Period-end
Year ended December 31, 2012	$2,203	$12,500	$761	$13,942
Year ended December 31, 2013	13,942	-	701	13,241
Quarter ended March 31, 2014	13,241	-	11	13,230

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

Our current strategy for adding timberland acreage is centered on our private equity timber fund business model. We have closed and invested capital from three timber funds, with assets under management totaling approximately $302 million based on appraisals as of December 31, 2013. Our 20% co-investments in Funds I and II, and our 5% co-investment in Fund III, which collectively totaled $32 million at time of acquisition, afford us a share of the Funds’ operating cash flows while also allowing us to earn asset management and timberland management fees, as well as potential future incentive fees, based upon the overall success of each fund. Management also believes that this strategy allows us to maintain more sophisticated expertise in timberland acquisition, valuation, and management more cost-effectively than could be maintained for the Partnership’s timberlands alone. We believe our co-investment strategy also enhances our credibility with existing and prospective investors by demonstrating that we have both an operational and a financial commitment to the Funds’ success.

We have closed on $180 million of committed capital for Fund III, $9 million of which represents our co-investment commitment.  With this capital, we have acquired timberland in northern California and southwest Washington.  As of March 31, 2014, $108 million of undrawn capital commitment remains, including a commitment to Fund III by the Partnership of $5 million.

The Funds are consolidated into our financial statements, but then income or loss attributable to equity owned by third parties is removed from consolidated results in our Condensed Consolidated Statements of Comprehensive Income under the caption “Net (income) loss attributable to non-controlling interests-ORM Timber Funds” to arrive at comprehensive income attributable to unitholders of the Partnership.

The challenge for our Real Estate segment centers around how and when to “harvest” parcels of our 2,900-acre portfolio in western Washington to optimize value realization by selling the property, balancing the long-term risks and costs of carrying and developing a property against the potential for income and positive cash flows upon sale.

First quarter highlights

•	Harvest volume was 30 million board feet (MMBF) in Q1 2014 compared to 26 MMBF in Q1 2013, a 13% increase.

•	Average realized log price per thousand board feet (MBF) was $701 in Q1 2014 compared to $610 per MBF in Q1 2013, a 15% increase.

•
As a percentage of total harvest, volume sold to export markets in Q1 2014 increased to 42% from 26% in Q1 2013, while the mix of volume sold to domestic markets decreased to 43% in Q1 2014 from 58% in Q1 2013.

•
The percentage of total harvest comprised of higher-value Douglas-fir sawlogs dropped to 61% in Q1 2014 from 69% in Q1 2013, with a corresponding increase in the whitewood component to 22% in Q1 2014 from 13% in Q1 2013.   This shift in species mix is consistent with the higher weighting of total harvest volume coming from Fund properties in the first quarter, which increased to 53% in 2014 from 35% in 2013.

•	The following significant Real Estate land sales occurred during Q1 2014, while there were no such sales in Q1 2013:

o	107 single-family residential lots to three separate builders in our Gig Harbor project representing total revenue of $10.7 million, and
o	535-acre conservation land sale for $4.6 million.

Outlook

We expect our harvest volume for the full year 2014 to be between 95 and 100 MMBF, with the final total depending on log market conditions for the balance of the year. The projected split of this total annual harvest is approximately 47% from Partnership tree farms and 53% from Fund tree farms. Log prices thus far in 2014 compare quite favorably to those realized in recent years, but we expect the log price environment to be softer in the second quarter based on export market conditions observed in April. If export log market conditions soften or the domestic housing recovery slows down, this could translate to weaker results over the balance of the year.

In the first quarter of 2014, we closed on the sale of a number of Real Estate properties and although we expect to close on several more during 2014, the timing and success of those transactions remains uncertain.

RESULTS OF OPERATIONS

The following table reconciles and compares key revenue and cost elements that impacted our net income for the respective quarters ended March 31, 2014 and 2013.  The explanatory text that follows the table describes in detail certain of these changes by business segment.

Quarter Ended
(in thousands)	March 31,
Net income (loss) attributable to Pope Resources' unitholders:
2014 period	$12,241
2013 period	3,484
Variance	$8,757
Detail of variance:
Fee Timber
Log volumes (A)	$2,077
Log price realizations (B)	2,718
Production costs	(1,775)
Depletion	(753)
Other Fee Timber	640
Timberland Management & Consulting	(98)
Real Estate
Land sales	7,879
Other Real Estate	(69)
General & administrative costs	(129)
Net interest expense	(219)
Other (taxes and noncontrolling interest)	(1,514)
Total variances	$8,757

(A) Volume variance calculated by extending change in sales volume by the average log sales price for the comparison period.
(B) Price variance calculated by extending the change in average realized price by current period sales volume.

Fee Timber

Fee Timber results include operations from 110,000 acres of timberland owned by the Partnership and 91,000 acres of timberland owned by the Funds. Fee Timber revenue is earned primarily from the harvest and sale of logs from these timberlands which are located in western Washington, northwestern Oregon, and northern California. Fee Timber revenue, to a lesser extent, is also derived from the ground leases for cellular communication towers and royalties from gravel mines and quarries. Our Fee Timber revenue is driven primarily by the volume of timber harvested and the average log price realized on the sale of that harvested timber. Our volume harvested is typically based on manufactured log sales to domestic mills or log export brokers. We also occasionally sell rights to harvest timber (timber deed sale) from the Combined tree farms. During the second, third and fourth quarters of 2013, we sold volume under the terms of a small timber deed sale from the Funds’ timberland. The metrics used to calculate volumes sold and average price realized during the reporting periods exclude the timber deed sales, except where stated otherwise. Harvest volumes are generally expressed in million board feet (MMBF) increments while harvest revenue and related costs are generally expressed in terms of revenue or cost per thousand board feet (MBF). Fee Timber cost of sales, which consist predominantly of harvest, haul, and depletion costs, vary with harvest volume and the resulting revenue. Revenue and cost data related to harvest activities on timberland owned by the Funds are included in this discussion of operations.

When discussing our Fee Timber operations, we compare the current quarter results to both the previous quarter and the corresponding quarter of the prior year. These comparisons provide an opportunity to note harvest and log price trends that affect Fee Timber operating results. Revenue and operating income for the Fee Timber segment for the quarters ended March 31, 2014, December 31, 2013, and March 31, 2013, were as follows:

(in millions) Quarter ended	Log Sale Revenue	Mineral, Cell Tower & Other Revenue	Total Fee Timber Revenue	Operating Income	Harvest Volume (MMBF)
Partnership tree farms	$10.2	$0.9	$11.1	$6.1	13.9
Funds' tree farms	10.7	0.3	11.0	3.1	15.9
Total Fee Timber March 31, 2014	$20.9	$1.2	$22.1	$9.2	29.9

Partnership tree farms	$7.2	$0.5	$7.7	$3.3	11.1
Funds' tree farms	4.1	0.3	4.5	(0.2)	6.8
Total Fee Timber December 31, 2013	$11.3	$0.8	$12.2	$3.1	17.9

Partnership tree farms	$10.8	$0.3	$11.1	$5.5	17.1
Funds' tree farms	5.3	-	5.3	0.8	9.4
Total Fee Timber March 31, 2013	$16.1	$0.3	$16.4	$6.3	26.5

Comparing Q1 2014 to Q4 2013. Fee Timber revenue in Q1 2014 increased $9.9 million, or 81%, from $12.2 million in Q4 2013 to $22.1 million in Q1 2014. This increase was primarily attributable to a 12.0 MMBF, or 67%, increase in harvest volume combined with a $67/MBF, or 11%, increase in average realized log price. The increase in harvest volume is attributable to strong demand in both the domestic and export log markets, combined with our typical front-loading of planned annual harvest volume into the first quarter of the year to take advantage of our abundance of low-elevation timberlands that allow for winter logging. The increase in mineral, cell tower and other revenue is due primarily to revenue from commercial thinning which had no counterpart in Q1 2013.  Commercial thinning consists of the selective thinning of pre-merchantable timber stands for which we can sell the timber while at the same time improve the growth characteristics of the stand.

Operating income increased $6.1 million, or nearly tripled, from $3.1 million in Q4 2013 to $9.2 million in Q1 2014 primarily as a result of the aforementioned 67% increase in harvest volume and 11% increase in average realized log prices. Cost of sales increased 66% due to the increase in harvest volume. Further lifting cost of sales was the increase in the Funds’ share of harvest volume, which grew from 38% in Q4 2013 to 53% in Q1 2014, leading to an increase in depletion expense on a per MBF basis. The Funds’ tree farms have a higher basis and correspondingly higher depletion rate as they were acquired more recently than the Partnership’s tree farms.

Fee Timber revenue from the Funds increased $6.5 million, or 144%, from $4.5 million in Q4 2013 to $11.0 million in Q1 2014 due to a 9.1 MMBF, or 134%, increase in harvest volume and a $70/MBF, or 12%, increase in realized log prices. These same factors combined to convert an operating loss of $227,000 in Q4 2013 to operating income of $3.1 million in Q1 2014.

Comparing Q1 2014 to Q1 2013. Fee Timber revenue increased $5.7 million, or 35%, from $16.4 million in Q1 2013 to $22.1 million in Q1 2014. The increase was the result of a 3.4 MMBF, or 13%, increase in harvest volume, combined with a $91/MBF, or 15%, increase in realized average log price. The increases in both harvest volume and realized log price are attributable to stronger demand in both the export and domestic log markets compared to a year ago. Operating income increased $2.9 million, or 46%, from $6.3 million in Q1 2013 to $9.2 million in Q1 2014.

Fee Timber revenue from the Funds increased $5.7 million, or 107%, from $5.3 million in Q1 2013 to $11.0 million in Q1 2014 on a 6.5 MMBF, or 69%, increase in harvest volume and a $148/MBF, or 28%, increase in average realized log price. Operating income increased $2.3 million, from $791,000 in Q1 2013 to $3.1 million in Q1 2014.

Log Volume

We harvested the following log volumes by species from the Combined tree farms, exclusive of the aforementioned timber deed sales, for the quarters ended March 31, 2014, December 31, 2013, and March 31, 2013:

Volume (in MMBF)		Quarter Ended
Sawlogs		Mar-14	% Total	Dec-13	% Total	Mar-13	% Total
	Douglas-fir	18.0	61%	10.5	59%	18.3	69%
	Whitewood	6.7	22%	3.3	18%	3.6	13%
	Cedar	0.7	2%	0.4	2%	0.4	2%
	Hardwood	1.0	3%	1.1	6%	0.6	2%
Pulpwood
	All Species	3.5	12%	2.6	15%	3.6	14%
Total		29.9	100%	17.9	100%	26.5	100%

Comparing Q1 2014 to Q4 2013. Harvest volume increased 12.0 MMBF, or 67%, from 17.9 MMBF in Q4 2013 to 29.9 MMBF in Q1 2014. The increase reflects seasonal factors that typically lead us to front-load volume into the first quarter of the year and to take advantage of very attractive log pricing in both the domestic and export markets. This was made possible by our abundance of low-elevation timberlands that allow for winter logging. Whitewood harvest volume, as a percent of overall harvest, increased from 18% in Q4 2013 to 22% in Q1 2014 due to the higher mix of Fund harvest in Q1 2014 (53%) versus Q4 2013 (38%). The Funds’ tree farms have a heavier mix of whitewood relative to the Partnership’s tree farms.

 Comparing Q1 2014 to Q1 2013. Harvest volume increased 3.4 MMBF, or 13%, from 26.5 MMBF in Q4 2013 to 29.9 MMBF in Q1 2014. The increase is attributable to a slightly more aggressive front-loading of harvest volume in 2014 versus 2013, brought on by log prices that were on average 15% higher in Q1 2014 versus Q1 2013. Douglas-fir harvest volume, as a percent of overall harvest, decreased from 69% in Q1 2013 to 61% in Q1 2014, while conversely, the component of whitewood harvest volume increased from 13% in Q1 2013 to 22% in Q1 2014.  This shift in mix was due to a higher proportion of harvest volume coming from the Funds in Q1 2014 (53%) versus Q1 2013 (35%).

Log Prices

Logs from the Combined tree farms serve a number of different domestic and export markets, with domestic mills historically representing our largest market destination. Export customers consist of log brokers who historically have sold the logs primarily to Japan, and to a lesser degree, Korea.  Beginning in late 2009 these log brokers began acquiring logs for export to China which has resulted in an increase in the proportion of our logs being sold into the export market and enhanced the diversification of our log markets.

We realized the following log prices by species for the quarters ended March 31, 2014, December 31, 2013, and March 31, 2013:

		Quarter Ended
		Mar-14	Dec-13	Mar-13
Average price realizations (per MBF):
Sawlogs
	Douglas-fir	$765	$711	$670
	Whitewood	695	648	587
	Cedar	1,406	1,203	1,125
	Hardwood	599	563	519
Pulpwood	All Species	269	247	286
Overall		701	634	610

The following table compares the dollar and percentage change in log prices from Q4 2013 and Q1 2013 to Q1 2014:

		Change to March 2014 from Quarter Ended
		Dec-13		Mar-13
		$/MBF	%	$/MBF	%
Sawlogs	Douglas-fir	$54	8%	$95	14%
	Whitewood	47	7%	108	18%
	Cedar	203	17%	281	25%
	Hardwood	36	6%	80	15%
Pulpwood	All Species	22	9%	(17)	-6%
Overall		67	11%	91	15%

Overall realized log prices in Q1 2014 were $67/MBF, or 11%, higher than Q4 2013 and $91/MBF, or 15%, higher than Q1 2013. The overall average is heavily influenced by price movements for Douglas-fir and whitewood where we saw significant increases in Q1 2014 due to greater demand by both domestic and export markets compared to prior quarters.

Douglas-fir: Douglas-fir is noted for its structural characteristics that make it generally preferable to other softwoods for construction grade lumber and plywood. Demand and price for Douglas-fir sawlogs have historically been driven largely by the level of new home construction in the United States. Since late 2009, however, increased demand from China has also been a driver of demand and price for Douglas-fir sawlogs. Increased demand in both the domestic and export markets during Q1 2014 served to lift realized Douglas-fir log prices $54/MBF, or 8%, versus Q4 2013, and $95/MBF, or 14%, versus Q1 2013.

Whitewood: Whitewood is a term used to describe several softwood species, but for us primarily refers to western hemlock. Though generally considered to be of a lower quality than Douglas-fir, these logs are also used for manufacturing construction grade lumber. Historically, there has been a modest export market for whitewood logs, with most of this volume going to Korea. Beginning in late 2009 this changed as the China log export market demonstrated an appetite for softwood logs with little apparent express preference as to species. Increased demand for softwood in both the domestic and export markets during Q1 2014 served to lift realized whitewood log prices $47/MBF, or 7%, versus Q4 2013, and $108/MBF, or 18%, versus Q1 2013.

Cedar: Cedar is a minor component in most timber stands in our region and is used generally to produce products for outdoor applications such as fencing, siding, and decking. Although there is a link between demand for these products and housing starts, this link is not as strong as with most other softwood species. Cedar prices tend to be seasonal, with manufacturers generally buying volume early in the year to prepare for spring sales associated with repair and remodel projects. As such, average realized log prices for cedar increased $203/MBF, or 17%, from Q4 2013 to Q1 2014.  Compared to Q1 2013, average realized cedar prices were $281/MBF, or 25%, higher in Q1 2014 due to reduced supply of cedar logs in the market.

Hardwood: Hardwood is an ancillary product of Pacific Northwest log harvest volume, and at times this product’s pricing will vary inversely to harvest volume. Hardwood can refer to many different species, but on our tree farms primarily consists of red alder. The local mills that process red alder sawlogs are using the resource to manufacture lumber for use in furniture and cabinet construction. Given the relatively small volume of hardwood logs that we produce, the quality and species attributes of the volume can have an outsized impact on our price realizations, although of course that same factor means that these variations have relatively little impact on our Fee Timber revenues. Hardwood prices increased $36/MBF, or 6%, from Q4 2013 to Q1 2014, and increased $80/MBF, or 15%, from Q1 2013 to Q1 2014.

Pulpwood: Pulpwood is a lower quality conifer or hardwood log unsuitable for the manufacture of lumber, but useful to produce wood chips for the pulp and paper industry. During the recession, many timberland owners deferred harvest for several years and domestic mills severely curtailed operations. Pulp mills rely on woodchips either from sawmill residuals or chipped from whole logs (pulpwood). Both of these sources were in short supply during the recession. With recent increased production at local sawmills, and commensurate increase in residual woodchips, pulp mills have become less dependent on whole logs which has led to generally declining prices for pulpwood. Notwithstanding this general trend, pulpwood prices increased $22/MBF, or 9%, from Q4 2013 to Q1 2014.  Pulpwood prices decreased $17/MBF, or 6%, from Q1 2013 to Q1 2014.

Customers

The ultimate decision of whether to sell our logs into the export or domestic market is based on the net proceeds we receive after taking into account both the delivered log prices paid by a prospective customer and the cost to deliver logs to that customer. As such, realized log prices are influenced by marketing decisions predicated on net stumpage values rather than focusing exclusively on the delivered log price. Our reported log price realizations will reflect our properties’ proximity to customers as well as the broader log market.

The table below categorizes logs sold by customer type for the quarters ended March 31, 2014, December 31, 2013, and March 31, 2013:

	Q1 2014			Q4 2013			Q1 2013
	Volume			Volume			Volume
Destination	MMBF	%	Price	MMBF	%	Price	MMBF	%	Price
Export brokers	12.5	42%	$793	8.1	33%	$737	6.9	26%	$672
Domestic mills	13.9	46%	728	7.2	52%	659	16.0	60%	657
Pulpwood	3.5	12%	269	2.6	14%	247	3.6	14%	286
Subtotal	29.9	100%	701	17.9	100%	634	26.5	100%	610

Timber deed sale	-			0.4		211	-		-
Total	29.9			18.3			26.5

Comparing Q1 2014 to Q4 2013. Volume sold to the export market increased to 42% of Q1 2014 harvest volume compared to 33% of Q4 2013 volume. Conversely, volume sold to the domestic market decreased to 46% of Q1 2014 harvest volume compared to 52% of Q4 2013 harvest volume. Prices in both markets increased significantly due to strong demand, with export prices increasing $56/MBF, or 8%, and domestic prices increasing $69/MBF, or 10%. As a percentage of total volume harvested, our sales to the pulpwood market declined from 14% in Q4 2013 to 12% in Q1 2014 notwithstanding a $22/MBF, or 9%, increase in pulpwood prices.

Comparing Q1 2014 to Q1 2013. Volume sold to export brokers as a percentage of total harvest increased to 42% in Q1 2014 from 26% for the corresponding period in the prior year, with a $121/MBF, or 18%, increase in realized price from this customer base. In contrast, volumes sold to domestic mills decreased to 46% of total volume in Q1 2014 compared to 60% in Q1 2013, notwithstanding a $71/MBF, or 11%, increase in realized price. The relative shift in volume from the domestic market in 2013 to the export market in 2014 is due primarily to stronger demand in the export market in 2014, particularly from China. In addition, the Q1 2013 customer mix was influenced by lower hauling costs to domestic mills than to export brokers that resulted in higher net realizations from the domestic market relative to the export market. The price increases are the result of both the robust log export market and recovering U.S. housing market. The pulpwood mix decreased from 14% of harvest in Q1 2013 to 12% of harvest in Q1 2014, while prices decreased $17/MBF, or 6%.

Cost of Sales

Cost of sales for the Fee Timber segment consists of harvest, haul, and harvest excise tax costs, along with depletion expense. Harvest costs will vary by terrain, with steeper slopes requiring more expensive cable logging systems and a high labor component, while more moderate slopes can be harvested utilizing mechanized equipment resulting in lower relative costs. Haul costs will vary directly in proportion to the distance traveled from the logging site to the customer, and will also reflect the impact of fuel cost variability. Taken together, harvest and haul costs represent by far the most significant direct costs incurred to convert standing timber into manufactured logs and deliver those logs to the point of sale. Harvest excise tax costs vary by state, with our typical volume-weighted average ranging from $10/MBF to $14/MBF.

Depletion expense represents the cost of acquiring and growing the harvested timber. The applicable depletion rate is derived each year by dividing the sum of the cost of merchantable stands of timber and capitalized road expenditures by the estimated volume of merchantable timber available for harvest at the beginning of that year. Merchantable timber in Washington and Oregon consists of age 35 and older stands and, in California, trees with a diameter at breast height (DBH) of 16 inches or greater. The depletion rate, so derived and expressed in $/MBF terms, is then multiplied by the volume harvested in a given period to calculate depletion expense for that period. Because of the relatively recent acquisition dates of the Funds’ tree farms, the depletion rates associated with harvests from those properties are considerably higher than for harvests from the Partnership’s tree farms. Partnership depletion consists primarily of historical timber cost that has been owned by the Partnership for many decades, as well as the Columbia tree farm property that was acquired in 2001.

We calculate a pooled depletion rate for volume harvested from the Partnership’s tree farms. On the other hand, for the Funds we calculate separate depletion rates for each of the Fund tree farms and then present them as a blended aggregate rate weighted by the actual harvest volume from each of the tree farms.

Fee Timber cost of sales for the quarters ended March 31, 2014, December 31, 2013, and March 31, 2013, was as follows, with the first table expressing these costs in total dollars and the second table on a per MBF basis:

(in thousands) Quarter ended	Harvest, Haul and Other	Depletion	Total Fee Timber Cost of Sales	Harvest Volume (MMBF)
Partnership tree farms	$3,246	$664	$3,910	13.9
Funds' tree farms	4,421	2,773	7,194	15.9
Total Fee Timber March 31, 2014	$7,667	$3,437	$11,104	29.9

Partnership tree farms	$2,542	$618	$3,160	11.1
Funds' tree farms	2,102	1,435	3,537	7.2
Total Fee Timber December 31, 2013	$4,644	$2,053	$6,697	18.3

Partnership tree farms	$3,582	$939	$4,521	17.1
Funds' tree farms	2,310	1,745	4,055	9.4
Total Fee Timber March 31, 2013	$5,892	$2,684	$8,576	26.5

* Volume includes 0.4 MMBF from timber deed sale.

(Amounts per MBF) Quarter ended	Harvest, Haul and Other *	Depletion *	Total Fee Timber Cost of Sales *
Partnership tree farms	$233	$48	$280
Funds' tree farms	278	174	452
Total Fee Timber March 31, 2014	$257	$115	$372

Partnership tree farms	$229	$56	$285
Funds' tree farms	309	199	491
Total Fee Timber December 31, 2013	259	112	366

Partnership tree farms	$209	$55	$264
Funds' tree farms	246	186	431
Total Fee Timber March 31, 2013	223	101	324

* Timber deed sale volumes are excluded in the per MBF computation for harvest, haul and other costs but included in the per MBF computation for depletion and total cost of sales.

Comparing Q1 2014 to Q4 2013. Cost of sales increased $4.4 million, or 66%, from Q4 2013 to Q1 2014. The increase was primarily attributable to a 63% increase in harvest volume – including the timber deed sales – from Q4 2013 to Q1 2014.  Also adding to the increase in cost of sales was a $3/MBF, or 3%, increase in the depletion rate for the Combined tree farms that was a result of the Funds’ share of harvest volume, including timber deed sales, increasing from 39% of Combined harvest in Q4 2013 to 53% of Combined harvest in Q1 2014, as well as a $257,000 increase in commercial thinning cost of sales, which is included in the “Harvest, Haul and Other” column in the table above. Depletion rates for the Funds’ tree farms are higher than depletion rates for the Partnership’s tree farms because the former were purchased more recently.

Comparing Q1 2014 to Q1 2013. Cost of sales increased $2.5 million, or 29%, in Q1 2014 compared to the corresponding period in 2013 due to a 13% increase in harvest volume.  Also adding to the increase in cost of sales was a $14/MBF, or 14%, increase in the depletion rate for the Combined tree farms that was a result of the Funds’ share of harvest volume increasing from 35% of Combined harvest in Q1 2013 to 53% in Q1 2014; a $34/MBF, or 15%, increase in per MBF harvest, haul, and other costs resulting from more expensive cable logging systems and hauling costs in Q1 2014 versus Q1 2013; and a $460,000 increase in commercial thinning cost of sales, which is included in the “Harvest, Haul and Other” column in the table above. Depletion rates for the Funds’ tree farms are higher than depletion rates for the Partnership’s tree farms because the former were purchased more recently.

Operating Expenses

Fee Timber operating expenses include the cost of both maintaining existing roads and building temporary roads for harvesting, silviculture costs, and management overhead expenses. For the quarters ended March 31, 2014, December 31, 2013, and March 31, 2013, operating expenses were $1.8 million, $2.4 million, and $1.6 million, respectively. The $623,000 decline in operating expenses from Q4 2013 to Q1 2014 was attributable to a $693,000 decrease in road related expenses from $1.1 million in Q4 2013 to $439,000 in Q1 2014 as these costs came down to more typical levels following heavy spending during Q4 2013 to prepare for harvest activity in 2014. The $231,000 increase in operating expenses from Q1 2013 to Q1 2014 was attributable to increased management overhead expenses associated with managing the Funds.

Timberland Management & Consulting

The TM&C segment primarily develops timberland investment portfolios on behalf of the Funds. As of March 31, 2014, the TM&C segment managed our three private equity timber funds, which own a combined 91,000 acres of commercial timberland in western Washington, northwestern Oregon and northern California with total assets under management of $302 million. Fund III is currently in the drawdown period to invest its $180 million of committed capital, 5% of which represents $9 million as the Partnership’s co-investment share. As of March 31, 2014, Fund III had $108 million of committed capital remaining to invest, which includes over $5 million from the Partnership. The drawdown period for Fund III commenced on July 31, 2012, and will last for three years or until all of the committed capital is invested, whichever occurs first.

Fund Capital

The following table provides detail behind committed and called capital by the Funds as of March 31, 2014.

	Total Fund		Partnership Co-investment		Distributions
(in millions)	Commitment	Called Capital	Commitment	Called Capital	Received
Fund I	$62	$59	$12	$12	$1
Fund II	84	83	17	17	7
Fund III	180	72	9	3	0
Total	$326	$214	$38	$32	$8

The Partnership received combined distributions from Funds I and II of $781,000 and $472,000 for the three months ended March 31, 2014 and 2013, respectively. Fund distributions are paid from available Fund cash, generated primarily from the harvest and sale of timber after paying all Fund expenses and management fees. During Q3 2013, Fund II made a special distribution of $14.1 million to its investors, financed by the closing of a $14 million timberland mortgage. The Partnership’s portion of this special distribution was $2.7 million, and is included in the “Distributions Received” column in the above table. In addition to receiving its co-investment-based share of fund distributions, the Partnership also earned investment and timberland management fees from the Funds which totaled $875,000 and $673,000 for the three months ended March 31, 2014 and 2013, respectively. These fees and distributions are eliminated in consolidation because the Funds’ financial statements are consolidated with the Partnership’s.

Revenue and Operating Loss

 Revenue and expense generated through the management of the Funds is accounted for within the TM&C segment. Accounting guidance requires us to consolidate the Funds’ financial performance into the Partnership’s financial statements because the Partnership controls the Funds. As such, all fees earned by the TM&C segment associated with managing the Funds are eliminated from revenue in the Partnership’s consolidated financial statements. This fee revenue is an expense to the Fee Timber segment which is also eliminated when the Funds are consolidated into the Partnership’s financial statements. The Partnership owns 20% of Funds I and II and 5% of Fund III. Accordingly, the Partnership’s income attributable to its unitholders reflects 80% of the fees paid by Funds I and II to the Partnership and 95% of such fees paid by Fund III.

Revenue and operating loss for the TM&C segment for the quarters ended March 31, 2014 and 2013 were as follows:

(in thousands, except invested	Quarter Ended
capital, volume and acre data)	Mar-14	Mar-13
Revenue internal	$875	$673
Intersegment eliminations	(875)	(673)
Revenue external	$-	$-

Operating income internal	$111	$20
Intersegment eliminations	(721)	(532)
Operating loss external	$(610)	$(512)

Invested capital (in millions)	$239	$195
Harvest volume for Funds (MMBF)	15.9	9.4
Acres under management	91,000	80,000

TM&C reported no revenue for the first quarters in 2014 or 2013 after eliminating $875,000 and $673,000, respectively, of revenue earned by the Partnership from managing the Funds. The fees earned from managing the Funds include a variable component related to harvest volume from the Funds’ tree farms, and a fixed component related to invested capital and acres under management. The increase in fees is due to a combination of the Q4 2013 acquisition by Fund III of 11,000 acres in southwest Washington, along with the increase in the Funds’ Q1 2014 harvest volume compared to Q1 2013, resulting in an increase in management fees generated from the Funds, all of which are eliminated in consolidation as described above.

Operating losses generated by the TM&C segment for the quarters ended March 31, 2014 and 2013 totaled $610,000 and $512,000, respectively, after eliminating revenue earned from managing the Funds as discussed above and eliminating some intersegment expense related to management of Fund properties. The increase in operating loss is attributable to growth in the Funds’ acres under management and increased costs associated with placing Fund III’s remaining capital.

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

•
The sale of unimproved land, which generally consists of larger acreage sales rather than single lot sales, is normally completed with very little capital investment prior to sale and may or may not have a conservation flavor.

In addition to outright sales of fee simple interests in land, such as those in the three categories outlined above, we also enter into conservation easement (CE) sales that allow us to retain harvesting rights and other timberland management rights, but bar any future subdivision of or real estate development on the property.

“Land Held for Development” on our Condensed Consolidated Balance Sheets represents the Partnership’s cost basis in land that has been identified as having greater value as development property rather than as timberland. Our Real Estate segment personnel work with local officials to acquire entitlements for further development of these parcels.

Those properties that are for sale, under contract, and for which the Partnership has an expectation they will sell within the next 12 months, are classified on our balance sheet as a current asset under “Land Held for Sale”. The $4.4 million amount currently in Land Held for Sale reflects our expectation of sales between now and the end of the first quarter of 2015, comprising 101 residential lots from the Harbor Hill project and a 366-acre conservation land sale.

Project costs that are associated directly with the development and construction of a real estate project are capitalized and then included in cost of sales when the property is sold, along with our original basis in the underlying land and the closing costs associated with the sale transaction.

Results from Real Estate operations vary significantly from period-to-period as we make multi-year investments in entitlements and infrastructure prior to selling entitled or developed land.

Real Estate revenue, gross margin (revenue less cost of land sold and closing costs) and operating income (loss) details for the quarters ended March 31, 2014 and 2013 are displayed in the table below:

(in thousands, except acre, lot and per acre/lot amounts)
For the three months ended:			Operating			Revenue	Gross margin
Description	Revenue	Gross margin	income (loss)	Sold		per acre/lot	per acre/lot
Unimproved land	$4,600	$3,838		Acres:	535	$8,598	$7,174
Residential	10,797	4,045		Lots:	107	100,907	37,804
Total land	15,397	7,883
Rentals and other	273	(33)
March 31, 2014 Total	$15,670	$7,850	$6,959

Rentals and other	276	(12)
March 31, 2013 Total	$276	$(12)	$(851)

In the first quarter of 2014, we closed on a conservation land sale for $4.6 million as well as the sale of 107 residential lots from our Harbor Hill development in Gig Harbor, Washington for $10.7 million.  Also included in the first quarter of 2014 was the final $87,000 of revenue recognized on a percentage-of-completion basis from a sale in December 2012 of multi-family residential units. There were no such sales in the first quarter of 2013.  Otherwise, rental and other activities in our real estate segment were consistent from 2013 to 2014.

Real Estate operating expenses were $891,000 for the first quarter of 2014 compared to $839,000 for the first quarter of 2013.  The increase is attributable to higher personnel costs resulting from the increased activity in the Real Estate segment.

Environmental Remediation

The environmental remediation liability represents management’s best estimate of payments to be made to remediate and monitor certain areas in and around the townsite/millsite of Port Gamble, and at Port Ludlow, Washington.

In the second quarter of 2012 we accrued an additional $12.5 million for Port Gamble environmental liabilities.  This additional accrual was derived prior to the conclusion of negotiations with the Department of Ecology (DOE), but was the result of significant modifications to the draft Port Gamble Baywide and Millsite Remedial Investigation (RI) and Feasibility Study (FS) issued by the DOE in May 2012.  From mid-August 2012 through the balance of 2013, we were in regular dialogue with DOE on the development of a Clean-Up Action Plan (CAP), the negotiation of a consent decree (CD), and the potential sale of property around Gamble Bay by Pope Resources. In December of 2013, the CD and CAP were finalized and filed with Kitsap County Superior Court.  The scope of the clean-up outlined in the final CAP is substantially the same as was contemplated in the second quarter of 2012 when the additional accrual was recorded. Certain unresolved issues remain; principally related to the degree to which the Department of Natural Resources (DNR), the other potentially liable party (PLP) in Port Gamble, will participate in funding the costs of clean-up.

In developing its estimate of the Port Gamble environmental liability, management has employed a Monte Carlo statistical simulation model that suggests a potential aggregate range of clean-up costs from $11.4 million to $15.3 million.  The $13.1 million liability recorded by the Partnership as of March 31, 2014 is based on the 50th percentile within the range, which management considers its best estimate of the most likely outcome.

The environmental liability also includes a separate remediation effort within the resort community of Port Ludlow. Early in 2012, soil vapor extraction (SVE) pilot tests were conducted in Port Ludlow with this round of testing producing somewhat inconclusive results regarding the efficacy of SVE as a remediation technique. In September 2013, the Partnership completed and submitted to the DOE a focused feasibility study of clean-up action alternatives and, in February 2014, DOE issued an opinion letter in which it concurred with the clean-up alternative recommended in the study.  The Partnership has recorded a liability of $100,000 which corresponds to the estimated cost of the clean-up alternative recommended in the study.

The environmental liability at March 31, 2014 is comprised of $700,000 that the Partnership expects to expend in the next 12 months and $12.5 million thereafter. Activity in the environmental remediation liability is detailed as follows:

	Balances at	Additions	Expenditures
	the Beginning	to	for	Balance at
(in thousands)	of the Period	Accrual	Remediation	Period-end
Year ended December 31, 2012	$2,203	$12,500	$761	$13,942
Year ended December 31, 2013	13,942	-	701	13,241
Quarter ended March 31, 2014	13,241	-	11	13,230

General and Administrative (G&A)

G&A expenses increased to $1.3 million in the first quarter of 2014 from $1.2 million in the first quarter of 2013. The increase from 2013 to 2014 is due primarily to higher incentive compensation expense that is tied to a strong relative unit price performance.

Interest Expense, Net

Interest expense, net includes interest income, interest expense and capitalized interest components. Excluding capitalized interest, net interest expense for the first quarter of 2014 was $843,000 compared to $522,000 for the first quarter of 2013.  The increase is due primarily to an incremental $14.0 million borrowing by Timber Fund II in August 2013 and the $18.0 million borrowing by Fund III in December 2013.

For the quarter ended March 31, 2014, $269,000 of interest expense was capitalized compared to $167,000 for the first quarter of 2013. The increase is attributable to a higher cumulative basis for those projects under active development in our Harbor Hill project in Gig Harbor.

Our debt arrangements with Northwest Farm Credit Services (NWFCS) include an annual rebate of a portion of interest expense paid in the prior year (patronage). This NWFCS patronage program is a feature common to all of this lender’s customer loan agreements. Throughout the year, we accrue an estimate of the patronage rebate that we expect to receive early in the following year. Interest expense was reduced for the patronage accrual by $95,000 and $54,000 in the first quarter of 2014 and 2013, respectively. The increase in the patronage accrual resulted from the additional borrowings by Fund III described above.

Income Tax

The Partnership recorded tax expense of $157,000 and a tax benefit of $14,000 for the quarters ended March 31, 2014 and 2013, respectively.

Pope Resources is a limited partnership and is therefore not subject to federal income tax. Taxable income/loss is instead reported to unitholders each year on a Form K-1 for inclusion in each unitholder’s income tax return. However, Pope Resources does have corporate subsidiaries that are subject to income tax, giving rise to the line item for such tax in the Condensed Consolidated Statement of Comprehensive Income.

Noncontrolling interests-ORM Timber Funds

The line item “Net (income) loss attributable to noncontrolling interests-ORM Timber Funds” represents the combination of the 80% portion of the net income or loss for Funds I and II which is attributable to third-party owners plus 95% of the net income or loss of Fund III that is similarly attributable to third-party owners of that Fund.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Liquidity and Capital Resources

We ordinarily finance our business activities using operating cash flows and, where appropriate in management’s assessment, commercial credit arrangements with banks or other financial institutions. Funds generated internally from operations and externally through financing are expected to provide the required resources for the Partnership's future operations and capital expenditures for at least the next twelve months.

The Partnership’s debt consists of mortgage debt with fixed interest rates and an operating line of credit with Northwest Farm Credit Services (NWFCS). The mortgage debt includes $29.8 million in term loans with NWFCS structured in four tranches maturing from 2015 through 2025. In addition, we have mortgaged the commercial office building on Seventh Avenue in Poulsbo, Washington using a $3 million loan from NWFCS maturing in 2023. Our $20.0 million operating line of credit matures August 1, 2015 and we had no balance drawn as of March 31, 2014. The line of credit carries a variable interest rate that is based on the one-month LIBOR rate plus applicable margins determined by certain financial covenants.

These debt agreements contain covenants that are measured quarterly. Among the covenants measured is a requirement that the Partnership not exceed a maximum debt-to-total-capitalization ratio of 30%, with total capitalization calculated using fair market (vs. carrying) value of timberland, roads and timber. The Partnership is in compliance with these covenants as of March 31, 2014 and expects to remain in compliance for at least the next twelve months.

Fund II has a timberland mortgage comprised of two tranches with fixed interest rates totaling $25 million with MetLife Insurance Company. The tranches are non-amortizing and mature in September 30, 2020.  The loans allow for, but do not require, annual principal payments of up to 10% of outstanding principal without incurring a make-whole premium.

In December 2013, Fund III entered into a fixed-rate, $18.0 million timberland mortgage payable to NWFCS to fund a portion of the purchase of approximately 11,000 acres of timberland in southwest Washington. The mortgage is collateralized by all of Fund III’s timberland, is non-amortizing and matures in December 2023.

The $13.9 million increase in cash generated for the three months ended March 31 2014 compared to March 31, 2013 is explained in the following table:

	Three months		Three months
	ended		ended
(in thousands)	Mar-14	Change	Mar-13
Cash provided by operations	$20,216	$15,667	$4,549

Reforestation and roads	(302)	(112)	(190)
Buildings and equipment	(79)	(36)	(43)
Cash used in investing activities	(381)	(148)	(233)
Financing activities
Repayment of line of credit and long-term debt	(29)	(5)	(24)
Cash distributions to unitholders	(2,449)	(449)	(2,000)
Proceeds from preferred stock issuance - ORM Timber Funds	125	125	-
Payroll taxes paid upon unit net settlements	(196)	45	(241)
Cash distributions to fund investors, net of
distributions to Partnership	(3,219)	(1,291)	(1,928)
Other	-	(1)	1
Cash used in financing activities	(5,768)	(1,575)	(4,192)
Net increase in cash and cash equivalents	$14,067	$13,943	$124

The increase in cash provided by operating activities of $15.7 million resulted primarily from the real estate sales described earlier, as well as a 13% increase in harvest volume and 15% increase in log prices.

Cash used in investing activities during 2014 increased by $148,000 compared to 2013 due primarily to greater investments in reforestation and roads.

Cash used in financing activities increased in the current year by $1.6 million due primarily to higher distributions to unitholders and to the Funds’ investors in 2014 driven by stronger financial performance by both the Partnership and the Funds.

As of March 31, 2014, $113 million of capital commitment remains for Fund III, which includes a remaining commitment by the Partnership of $5 million. The drawdown period for Fund III ends on the earlier of July 31, 2015 or when all of the committed capital is placed.

We receive distributions associated with each of our Fund co-investments which have totaled $8 million since we began receiving distributions from Fund I in 2007. Of this amount, $5.3 million have been sourced by Fund operations and $2.7 million by Fund debt financing. In addition to these distributions, the Partnership receives management fees as outlined above.

Seasonality

Fee Timber. We are able to conduct year-round harvest activities on the 69,200-acre Hood Canal tree farm and 23,000 acres of the Funds’ properties because these properties are concentrated at low elevations. In contrast, Columbia tree farm’s 41,300 acres and the remaining 68,000 acres of the Funds’ timberlands are at a higher elevation where harvest activities are generally not possible during the winter months because snow precludes access to the lands. Generally, we concentrate our harvests from our lower elevation tree farms in those months when weather limits operations on other properties, thus taking advantage of reduced competition for log supply to our customers and improving prices realized. As such, when these various tree farms are combined, we can operate so that the pattern of quarterly volumes harvested is flatter than would be the case if looking at one tree farm in isolation.

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

Capital Expenditures and Commitments

Capital expenditures for the full year 2014 are projected to be approximately $10.8 million, of which approximately $8.2 million relates to land development projects primarily in Gig Harbor. Projected capital expenditures are subject to permitting timetables, suitable weather for construction of such improvements, and progress towards closing on specific land transactions.

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

For a further discussion of our critical accounting policies and estimates see Accounting Matters in the Management Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2013. We have not adopted any new accounting policies or principles during the quarter ended March 31, 2014.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The consolidated fixed-rate debt outstanding had a fair value of approximately $80.1 and $77.5 million at March 31, 2014 and December 31, 2013, respectively, based on the prevailing interest rates for similar financial instruments. A change in interest rate on fixed-rate debt will affect the fair value of debt, whereas a change in the interest rate on variable-rate debt will affect interest expense and cash flows payable by the Partnership. A hypothetical 1% change in prevailing interest rates would change the fair value of fixed-rate long-term debt obligations by $3.4 million. We are not subject to material foreign currency risk, derivative risk, or similar uncertainties.

ITEM 4. CONTROLS AND PROCEDURES

The Partnership’s management maintains a system of internal controls, which management views as adequate to promote the timely identification and reporting of material, relevant information. Those controls include (1) requiring executive management and all managers in accounting roles to sign and adhere to a Code of Conduct and (2) implementation of a confidential hotline for employees to contact the Audit Committee directly with financial reporting concerns. Additionally, the Partnership’s senior management team meets regularly to discuss significant transactions and events affecting the Partnership’s operations. The Partnership’s President & Chief Executive Officer and Vice President & Chief Financial Officer (“Executive Officers”) lead these meetings and consider whether topics discussed represent information that should be disclosed under generally accepted accounting principles and the rules of the SEC. The Board of Directors of the Partnership’s general partner includes an Audit Committee. The Audit Committee reviews the earnings release and all reports on Form 10-Q and 10-K prior to their filing. The Audit Committee is responsible for hiring the Partnership’s external auditors and meets with those auditors at least eight times each year, including regularly scheduled executive sessions outside the presence of management.

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

Our real estate holdings are highly illiquid, and changes in economic and regulatory factors may affect the value of our properties or the timing of the proceeds, if any, that we expect to receive on the sale of such properties. The value of our real estate investments, and our income from Real Estate operations, is sensitive to changes in the economic and regulatory environment, as well as various land-use regulations and development risks, including the ability to obtain the necessary permits and land entitlements that would allow us to maximize the revenue from our real estate investments. Our real estate investments are long-term in nature, which raises the risk that unforeseen changes in the economy or laws surrounding development activities may have an adverse effect on our investments. These investments often are highly illiquid and thus may not generate cash flow if and when needed to support our other operations. Further, we occasionally announce contracts relating to the sale of our real estate holdings, but those agreements may contain contingencies and conditions that may delay or prevent the consummation of transactions even after we have agreed to sale terms.

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

While these negotiations are ongoing, management continues to monitor the Port Gamble and Port Ludlow cleanup processes closely. The $13.2 million remediation accrual as of March 31, 2014 represents our current estimate of the remaining cleanup cost and most likely outcome to various contingencies within both locations. These estimates are predicated upon a variety of factors, including the proportion of costs that would be allocated to us in comparison to those allocable to DNR or other parties, the actual amount of the ultimate cleanup costs, the cost of any litigation if we cannot reach a settlement with DNR, and the outcome of any such litigation. These liabilities are based upon a number of estimates and judgments that are subject to change as the project progresses. The filing of the CD limits our legal exposure substantially, but does not eliminate it entirely. Any litigation ensuing from this matter may have the effect of distracting management and other key personnel from the day to day operation of our business. These factors, alone or in combination with other challenges, may have a material adverse effect upon our assets, income and operations.

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

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 6, 2014.

POPE RESOURCES,
A Delaware Limited Partnership

By:	POPE MGP, Inc.
Managing General Partner

By: /s/ David L. Nunes
David L. Nunes
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Thomas M. Ringo
Thomas M. Ringo
Vice President and CFO
(Principal Accounting and Financial Officer)