Form 10-Q
period 2014-06-30
POPE RESOURCES LTD PARTNERSHIP
filed 2014-08-05
CIK 784011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Partnership units outstanding at June 30, 2014: 4,434,250

Pope Resources
Index to Form 10-Q Filing
For the six Months Ended June 30, 2014

P A R T  I – FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
Pope Resources, a Delaware Limited Partnership
June 30, 2014 and December 31, 2013
(in thousands)
	2014	2013
ASSETS
Current assets
Partnership cash and cash equivalents	$16,351	$5,704
ORM Timber Funds cash	1,293	1,256
Cash and cash equivalents	17,644	6,960
Short-term investments	3,000	-
Accounts receivable, net	2,822	1,501
Land held for sale	4,083	10,258
Prepaid expenses and other	1,569	1,660
Total current assets	29,118	20,379
Properties and equipment, at cost
Timber and roads, net of accumulated depletion
(2014 - $99,484; 2013 - $92,971)	206,452	211,946
Timberland	44,946	44,946
Land held for development	27,790	27,040
Buildings and equipment, net of accumulated
depreciation (2014 - $6,647; 2013 - $6,437)	6,076	6,205
Total properties and equipment, at cost	285,264	290,137

Other assets	452	392
Total assets	$314,834	$310,908

LIABILITIES, PARTNERS' CAPITAL AND NONCONTROLLING INTERESTS
Current liabilities
Accounts payable	$1,959	$2,196
Accrued liabilities	2,306	4,109
Current portion of long-term debt	108	109
Deferred revenue	1,342	599
Other current liabilities	986	966
Total current liabilities	6,701	7,979
Long-term debt, net of current portion	75,527	75,581
Environmental remediation and other long-term liabilities	12,542	12,734
Partners' capital and noncontrolling interests
General partners' capital (units issued and outstanding 2014 - 60; 2013 - 60)	1,098	974
Limited partners' capital (units issued and outstanding 2014 - 4,333; 2013 - 4,312)	77,416	68,471
Noncontrolling interests	141,550	145,169
Total partners' capital and noncontrolling interests	220,064	214,614
Total liabilities, partners' capital and noncontrolling interests	$314,834	$310,908

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
Pope Resources, a Delaware Limited Partnership
For the Three and Six Months Ended June 30, 2014 and 2013
(in thousands, except per unit data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Revenue	$18,583	$23,197	$56,362	$39,915
Cost of sales	(11,377)	(12,085)	(30,301)	(20,949)
Operating expenses	(3,619)	(3,015)	(6,904)	(5,918)
General and administrative expenses	(450)	(1,238)	(1,772)	(2,431)
Income from operations	3,137	6,859	17,385	10,617

Other expense
Interest expense, net	(629)	(343)	(1,203)	(698)

Income before income taxes	2,508	6,516	16,182	9,919
Income tax benefit (expense)	(69)	2	(226)	16
Net income	2,439	6,518	15,956	9,935

Net income attributable to noncontrolling
interests - ORM Timber Funds	(593)	(390)	(1,869)	(323)
Net and comprehensive income attributable to unitholders	1,846	6,128	14,087	9,612

Allocable to general partners	$25	$84	$193	$132
Allocable to limited partners	1,821	6,044	13,894	9,480
Net and comprehensive income attributable to unitholders	$1,846	$6,128	$14,087	$9,612

Basic and diluted earnings per unit attributable
to unitholders	$0.41	$1.34	$3.17	$2.11

Basic and diluted weighted average units outstanding	4,391	4,369	4,389	4,367

Distributions per unit	$0.65	$0.45	$1.20	$0.90

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Pope Resources, a Delaware Limited Partnership
Six Months Ended June 30, 2014 and 2013
(in thousands)
	2014	2013
Net income	$15,956	$9,935
Adjustments to reconcile net income to net cash provided by operating activities
Depletion	6,451	6,446
Timber depletion on land sale	-	296
Equity-based compensation	521	763
Depreciation and amortization	359	345
Deferred taxes	94	(97)
Cost of land sold	7,618	940
Loss (gain) on disposal of property and equipment	(1)	57
Cash flows from changes in operating accounts
Accounts receivable, net	(1,321)	(510)
Prepaid expenses and other assets	(43)	98
Real estate project expenditures	(2,128)	(1,491)
Accounts payable and accrued liabilities	(2,040)	291
Deferred revenue	743	176
Environmental remediation	(214)	(253)
Other current and long-term liabilities	(4)	14
Net cash provided by operating activities	25,991	$17,010

Cash flows from investing activities
Purchase of short-term investments	(3,000)	-
Reforestation and roads	(1,083)	(853)
Buildings and equipment	(143)	(183)
Proceeds from sale of property and equipment	1	-
Net cash used in investing activities	(4,225)	(1,036)

Cash flows from financing activities
Repayment of long-term debt	(55)	(57)
Proceeds from preferred stock issuance - ORM Timber Funds	125	-
Payroll taxes paid on unit net settlements	(196)	(241)
Cash distributions to unitholders	(5,343)	(3,999)
Cash distributions - ORM Timber Funds, net of distributions to Partnership	(5,613)	(4,267)
Capital call - ORM Timber Funds, net of Partnership contribution	-	137
Net cash used in financing activities	(11,082)	(8,427)

Net increase in cash and cash equivalents	10,684	7,547
Cash and cash equivalents at beginning of period	6,960	3,779
Cash and cash equivalents at end of period	$17,644	$11,326

See accompanying notes to condensed consolidated financial statements.

POPE RESOURCES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2014

1.
The condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013 and the related condensed consolidated statements of comprehensive income for the three- and six-month periods and cash flows for the six-month periods ended June 30, 2014 and 2013 have been prepared by Pope Resources, A Delaware Limited Partnership (the “Partnership”), pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements are unaudited, but, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2013, is derived from the Partnership’s audited consolidated financial statements and notes thereto for the year ended December 31, 2013, and should be read in conjunction with such financial statements and notes. The results of operations for the interim periods are not indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2014.

2.
The financial statements in the Partnership’s 2013 annual report on Form 10-K include a summary of significant accounting policies of the Partnership and should be read in conjunction with this Quarterly Report on Form 10-Q.  On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective on January 1, 2017.   Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Partnership is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Partnership has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

3.	Short-term investments consist of certificates of deposit maturing 180 days from the date of purchase.

4.
The Partnership has two general partners: Pope MGP, Inc. and Pope EGP, Inc. In total, these two entities own 60,000 partnership units. The allocation of distributions, profits and losses between the general and limited partners is pro rata across all units outstanding.

5.
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

Pope Resources and ORMLLC together own 20% of Fund I and Fund II and 5% of Fund III. The Funds are consolidated into the Partnership’s financial statements based in part on ORMLLC’s controlling role as the general partner or managing member of the Funds. The consolidated financial statements exclude management fees paid by the Funds to ORMLLC as they are eliminated in consolidation. See note 6 for a breakdown of operating results before and after such eliminations. The portion of these fees, among other items of income and expense, attributed to third-party investors is reflected as an adjustment to income in the Partnership’s Condensed Consolidated Statement of Comprehensive Income under the caption “Net income attributable to noncontrolling interests - ORM Timber Funds.”

The Partnership’s condensed consolidated balance sheet included assets and liabilities of the Funds as of June 30, 2014 and December 31, 2013, which were as follows:

(in thousands)	June 30, 2014	December 31, 2013
Assets:
Cash	$1,293	$1,256
Other current assets	1,232	362
Total current assets	2,525	1,618
Timber, timberland and roads, net of accumulated depletion (2014 - $33,896; 2013 - $28,713)	207,403	211,871
Other long-term assets	117	125
Total assets	$210,045	$213,614
Liabilities and equity:
Current liabilities excluding long-term debt	$2,470	$1,747
Current portion of long-term debt	-	3
Total current liabilities	2,470	1,750
Long-term debt, net of current portion	42,980	42,980
Total liabilities	45,450	44,730
Funds' equity	164,595	168,884
Total liabilities and equity	$210,045	$213,614

6.
In the presentation of the Partnership’s revenue and operating income (loss) by segment, all intersegment revenue and expense is eliminated to determine operating income (loss) reported externally. The following tables reconcile internally reported income (loss) from operations to externally reported income (loss) from operations by business segment, for the three and six months ended June 30, 2014 and 2013:

	Fee Timber
Three Months Ended	Pope Resources	ORM Timber	Total Fee	Timberland	Real
June 30, (in thousands)	Timber	Funds	Timber	Management	Estate	Other	Consolidated
2014
Revenue internal	$8,884	$8,772	$17,656	$840	$1,118	$-	$19,614
Eliminations	(161)	-	(161)	(840)	(30)	-	(1,031)
Revenue external	8,723	8,772	17,495	-	1,088	-	18,583

Cost of sales	(4,244)	(6,091)	(10,335)	-	(1,042)	-	(11,377)

Operating, general and
administrative expenses internal	(1,430)	(1,521)	(2,951)	(671)	(998)	(480)	(5,100)
Eliminations	-	840	840	161	-	30	1,031
Operating, general and
administrative expenses external	(1,430)	(681)	(2,111)	(510)	(998)	(450)	(4,069)

Income (loss) from operations
internal	3,210	1,160	4,370	169	(922)	(480)	3,137
Eliminations	(161)	840	679	(679)	(30)	30	-
Income (loss) from operations
external	$3,049	$2,000	$5,049	$(510)	$(952)	$(450)	$3,137

2013
Revenue internal	$8,552	$8,700	$17,252	$740	$6,127	$-	$24,119
Eliminations	(140)	-	(140)	(740)	(42)	-	(922)
Revenue external	8,412	8,700	17,112	-	6,085	-	23,197

Cost of sales	(3,499)	(6,705)	(10,204)	-	(1,881)	-	(12,085)

Operating, general and
administrative expenses internal	(1,115)	(1,297)	(2,412)	(637)	(858)	(1,268)	(5,175)
Eliminations	12	740	752	140	-	30	922
Operating, general and
administrative expenses external	(1,103)	(557)	(1,660)	(497)	(858)	(1,238)	(4,253)

Income (loss) from operations
internal	3,938	698	4,636	103	3,388	(1,268)	6,859
Eliminations	(128)	740	612	(600)	(42)	30	-
Income (loss) from operations
external	$3,810	$1,438	$5,248	$(497)	$3,346	$(1,238)	$6,859

	Fee Timber
Six Months Ended	Pope Resources	ORM Timber	Total	Timberland	Real
June 30, (in thousands)	Timber	Funds	Fee Timber	Management	Estate	Other	Consolidated
2014
Revenue internal	$20,182	$19,737	$39,919	$1,715	$16,817	$-	$58,451
Eliminations	(315)		(315)	(1,715)	(59)	-	(2,089)
Revenue external	19,867	19,737	39,604	-	16,758	-	56,362

Cost of sales	(8,154)	(13,285)	(21,439)	-	(8,862)	-	(30,301)

Operating, general and
administrative expenses internal	(2,530)	(3,080)	(5,610)	(1,435)	(1,889)	(1,831)	(10,765)
Eliminations		1,715	1,715	315	-	59	2,089
Operating, general and
administrative expenses external	(2,530)	(1,365)	(3,895)	(1,120)	(1,889)	(1,772)	(8,676)

Income (loss) from operations
internal	9,498	3,372	12,870	280	6,066	(1,831)	17,385
Eliminations	(315)	1,715	1,400	(1,400)	(59)	59	-
Income (loss) from operations
external	$9,183	$5,087	$14,270	$(1,120)	$6,007	$(1,772)	$17,385

2013
Revenue internal	$19,757	$14,078	$33,835	$1,413	$6,444	$-	$41,692
Eliminations	(281)	-	(281)	(1,413)	(83)	-	(1,777)
Revenue external	19,476	14,078	33,554	-	6,361	-	39,915

Cost of sales	(8,020)	(10,760)	(18,780)	-	(2,169)	-	(20,949)

Operating, general and
administrative expenses internal	(2,147)	(2,502)	(4,649)	(1,290)	(1,697)	(2,490)	(10,126)
Eliminations	24	1,413	1,437	281	-	59	1,777
Operating, general and
administrative expenses external	(2,123)	(1,089)	(3,212)	(1,009)	(1,697)	(2,431)	(8,349)

Income (loss) from operations
internal	9,590	816	10,406	123	2,578	(2,490)	10,617
Eliminations	(257)	1,413	1,156	(1,132)	(83)	59	-
Income (loss) from operations
external	$9,333	$2,229	$11,562	$(1,009)	$2,495	$(2,431)	$10,617

7.
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

	Quarter Ended		Six Months Ended
	June 30		June 30
(in thousands, except per unit amounts)	2014	2013	2014	2013
Net income attributable to Pope Resources' unitholders	$1,846	$6,128	$14,087	$9,612
Less:
Net income attributable to unvested restricted unitholders	(30)	(263)	(175)	(410)
Preferred share dividends - ORM Timber Funds	(8)	(4)	(16)	(8)
Net income for calculation of EPS	$1,808	$5,861	$13,896	$9,194

Basic and diluted weighted average units outstanding	4,391	4,369	4,389	4,367

Basic and diluted earnings per unit	$0.41	$1.34	$3.17	$2.11

8.
In January 2014, the Partnership granted 9,966 restricted units pursuant to the management incentive compensation program. These restricted units vest ratably over four years with the grant date fair value equal to the market price on the date of grant. Simultaneous with the restricted unit grant to management, members of our Board of Directors received 3,000 restricted units. Restricted units granted to directors are not part of the management incentive compensation program, but are included in the calculation of total equity compensation expense. These awards to directors vest 50% on the third anniversary and 50% on the fourth anniversary of the date of grant. Total equity compensation expense is recognized over the vesting period. We recognized $72,000 and $227,000 of equity compensation expense in the second quarter of 2014 and 2013, respectively, and $521,000 and $763,000 for the first half of 2014 and 2013, respectively, related to these incentive compensation programs.

9.
Supplemental disclosure of cash flow information: interest paid, net of amounts capitalized, totaled $1.0 million and $614,000 for the first half of 2014 and 2013, respectively. During the six months ended June 30, 2014, the Partnership paid income taxes of $33,000 and received a net income tax refund of $240,000 in the first six months of 2013.

10.
The Partnership’s financial instruments include cash and cash equivalents, short-term investments and accounts receivable, for which the carrying amount of each represents fair value based on current market interest rates or their short-term nature. Carrying amounts of contracts receivable, although long-term, also approximate fair value based on current market rates.

The Partnership’s and the Funds’ fixed-rate debt collectively have a carrying value of $75.6 million and $75.7 million as of June 30, 2014 and December 31, 2013, respectively.   The estimated fair value of this debt, based on current interest rates for similar instruments (Level 2 inputs in the Fair Value Hierarchy), is approximately $80.8 million and $77.5 million, as of June 30, 2014 and December 31, 2013, respectively.

11.
The Partnership had an accrual for estimated environmental remediation costs of $13.0 million and $13.2 million as of June 30, 2014 and December 31, 2013, respectively. The environmental remediation liability represents management’s estimate of payments to be made to monitor and remediate certain areas in and around the townsite/millsite of Port Gamble, and at Port Ludlow, Washington.

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

In developing its estimate of the Port Gamble environmental liability, management has employed a Monte Carlo statistical simulation model that suggests a potential aggregate range of clean-up costs from $11.4 million to $15.3 million.  The $12.9 million liability recorded by the Company as of June 30, 2014 is based on the 50th percentile within the range, which management considers the best estimate of the most likely outcome.

The environmental liability at June 30, 2014 is comprised of $700,000 that management expects to expend in the next 12 months and $12.3 million thereafter and these amounts are included in other current liabilities and other long-term liabilities, respectively.

Activity in the environmental liability is as follows:

	Balances at	Additions	Expenditures
	the Beginning	to	for	Balance at
(in thousands)	of the Period	Accrual	Remediation	Period-end
Year ended December 31, 2012	$2,203	$12,500	$761	$13,942
Year ended December 31, 2013	13,942	-	701	13,241
Quarter ended March 31, 2014	13,241	-	11	13,230
Quarter ended June 30, 2014	13,230	-	203	13,027

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains a number of projections and statements about our expected financial condition, operating results, and business plans and objectives. These statements reflect management’s estimates based upon our current goals, in light of management’s knowledge of existing circumstances and expectations about future developments. Statements about expectations and future performance are “forward looking statements” within the meaning of applicable securities laws, which describe our goals, objectives and anticipated performance. These statements can be identified by words such as “anticipate,” “believe,” “expect,” “intend” and similar expressions. These statements are inherently uncertain, and some or all of these statements may not come to pass. Accordingly, you should not interpret these statements as promises that we will perform at a given level or that we will take any or all of the actions we currently expect to take. Our future actions, as well as our actual performance, will vary from our current expectations, and under various circumstances these variations may be material and adverse. Some of the factors that may cause our actual operating results and financial condition to fall short of our expectations are set forth in the part of this report entitled “Risk Factors” in Part II, Item 1A below. Some of the issues that may have an adverse and material impact on our business, operating results and financial condition include economic conditions that affect consumer demand for our products and the prices we receive for them both domestically and overseas, particularly in certain parts of Asia; government regulation that affects our ability to access our timberlands and harvest logs from those lands; factors that affect the timing and amounts realized from the sales, if any, of our real estate holdings; the implications of significant indirect sales to overseas customers, including regulatory and tax matters; the effect of financial market conditions on our investment portfolio and related liquidity; the effects of competition, especially from larger, better-financed competitors; environmental and land use regulations that limit our ability to harvest timber and develop property; access to debt financing by our customers as well as ourselves; the impacts of climate change and natural disasters on our timberlands and on surrounding areas; and the potential impacts of fluctuations in foreign currency rates as they affect demand for our products. From time to time we identify other risks and uncertainties in our other filings with the Securities and Exchange Commission. The forward-looking statements in this report reflect our estimates and expectations as of the date of the report, and unless required by law, we do not undertake to update these statements as our business operations and environment change.

This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included with this report.

EXECUTIVE OVERVIEW

Pope Resources, A Delaware Limited Partnership (“we” or the “Partnership”), is engaged in three primary businesses. The first, and by far most significant segment in terms of owned assets and operations, is the Fee Timber segment. This segment includes timberlands owned directly by the Partnership and operations of the three private equity funds (“Funds”). When we refer to the timberland owned by the Partnership, we describe it as the Partnership’s tree farms. We refer to timberland owned by the Funds as the Funds’ tree farms. When referring collectively to the Partnership’s and Funds’ timberland we will refer to them as the Combined tree farms. Operations in this segment consist of growing timber to be harvested as logs for sale to export brokers and domestic manufacturers. The second most significant business in terms of total assets owned is the development and sale of real estate. Real Estate activities primarily take the form of securing permits, entitlements, and, in some cases, installing infrastructure for raw land development and then realizing that land’s value by selling larger parcels to buyers who will take the land further up the value chain, either to home buyers or to developers and lessors of commercial property. Since these land projects span multiple years, the Real Estate segment may incur losses for multiple years while a project is developed, and will not recognize operating income until that project is sold. In addition, within this segment we sometimes negotiate and sell development rights in the form of conservation easements (CE’s) on Fee Timber properties to preclude future development. Our third business, which we refer to as Timberland Management, is engaged in organizing and managing private equity timber funds using capital invested by third parties and the Partnership.

Our current strategy for adding timberland acreage is centered on our private equity timber fund business model. We have closed and invested capital from three timber funds, with assets under management totaling approximately $302 million based on appraisals as of December 31, 2013. Our 20% co-investments in Funds I and II, and our 5% co-investment in Fund III, which collectively totaled $32 million at time of acquisition, afford us a share of the Funds’ operating cash flows while also allowing us to earn asset management and timberland management fees, as well as potential future incentive fees, based upon the overall success of each fund. We also believe that this strategy allows us to maintain more sophisticated expertise in timberland acquisition, valuation, and management more cost-effectively than could be maintained for the Partnership’s timberlands alone. We believe our co-investment strategy also enhances our credibility with existing and prospective investors by demonstrating that we have both an operational and a financial commitment to the Funds’ success.

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

Second quarter highlights

•
Harvest volume was 26 million board feet (MMBF) in Q2 2014 compared to 27 MMBF in Q2 2013, a 3% decrease.  Harvest volume for the first six months of 2014 was 56 MMBF compared to 53 MMBF for the first half of 2013, a 5% increase.

•
Average realized log price per thousand board feet (MBF) was $630 in Q2 2014 compared to $620 per MBF in Q2 2013, a 2% increase.  For the first six months of 2014, the average realized log price per MBF was $668 compared to $615 per MBF for the first half of 2013, a 9% increase.

•
Fund properties contributed 51% of Q2 2014 harvest volume, compared to 53% in Q2 2013.  For the first half of 2014, Fund properties contributed 52% of harvest volume, compared to 44% for the first half of 2013.

•
As a percentage of total harvest, volume sold to export markets in Q2 2014 was 33%, unchanged from Q2 2013, while harvest volume sold to domestic markets increased slightly to 53% in Q2 2014 from 52% in Q2 2013.  For the first half of the year, the relative percentages of harvest volume sold to export and domestic markets in 2014 were 38% and 49%, respectively, compared to 30% and 56% in 2013.

•
The percentage of total harvest comprised of Douglas-fir sawlogs dropped to 42% in Q2 2014 from 58% in Q2 2013, with a corresponding increase in the whitewood component to 37% in Q2 2014 from 23% in Q2 2013.  Similarly, for the first half of 2014, the relative mix of Douglas-fir and whitewood was 51% and 29%, respectively, compared to 64% and 18% for the first half of 2013.

•
We closed on 8 single-family residential lots in Gig Harbor for a total sales price of $720,000 during Q2 2014, while in 2013’s Q2 we closed on a 2,330-acre conservation land sale for a sales price of $5.7 million.

Outlook

We expect our harvest volume for the full year 2014 to be between 90 and 94 MMBF, with the final total depending on log market conditions for the balance of the year. The projected split of this total annual harvest is approximately 52% from Partnership tree farms and 48% from Fund tree farms.  Log prices thus far in 2014 compare favorably to those realized in recent years.  However, prices softened in the second quarter, primarily resulting from declining demand from export markets.  If export log market conditions remain at current levels, soften further, or the domestic housing recovery slows down, this will translate to weaker results for the second half of the year.

In the first half of 2014, we closed on the sale of a number of Real Estate properties and although we expect to close on several more during 2014, some may slide into early 2015 due to permitting delays.

RESULTS OF OPERATIONS

The following table reconciles and compares key revenue and cost elements that impacted our net income for the respective quarters and six months ended June 30, 2014 and 2013.  The explanatory text that follows the table describes in detail certain of these changes by business segment.

Fee Timber

Fee Timber results include operations from 110,000 acres of timberland owned by the Partnership and 91,000 acres of timberland owned by the Funds. Fee Timber revenue is earned primarily from the harvest and sale of logs from these timberlands which are located in western Washington, northwestern Oregon, and northern California. This revenue source is driven primarily by the volume of timber harvested and the average log price realized on the sale of that harvested timber. Our volume harvested is typically based on manufactured log sales to domestic mills or log export brokers. We also occasionally sell rights to harvest timber (timber deed sale) from the Combined tree farms, the revenue from which is included in the Other Revenue column on the below tables. The metrics used to calculate volumes sold and average price realized during the reporting periods exclude the timber deed sales, except where stated otherwise. Harvest volumes are generally expressed in million board feet (MMBF) increments while harvest revenue and related costs are generally expressed in terms of revenue or cost per thousand board feet (MBF). Fee Timber cost of sales, which consist predominantly of harvest, haul, and depletion costs, vary with harvest volume and the resulting revenue. Revenue and cost data related to harvest activities on timberland owned by the Funds are included in this discussion of operations. Fee Timber revenue,  is also derived from commercial thinning operations, ground leases for cellular communication towers, and royalties from gravel mines and quarries, all of which are included in Other Revenue below.

When discussing our Fee Timber operations, we compare the current quarter results to both the previous quarter and the corresponding quarter of the prior year, as well as the current year-to-date results to the prior year-to-date. These comparisons provide an opportunity to depict harvest volume and log price trends that affect Fee Timber operating results. Revenue and operating income for the Fee Timber segment for the quarters ended June 30, 2014, March 31, 2014, and June 30, 2013 were as follows:

(in millions) Quarter ended	Log Sale Revenue	Other Revenue	Total Fee Timber Revenue	Operating Income	Harvest Volume (MMBF)
Partnership tree farms	$7.9	$0.8	$8.7	$3.0	12.7
Funds' tree farms	8.5	0.3	8.8	2.0	13.4
Total Fee Timber June 30, 2014	$16.4	$1.1	$17.5	$5.0	26.1

Partnership tree farms	$10.2	$0.9	$11.1	$6.1	13.9
Funds' tree farms	10.7	0.3	11.0	3.1	15.9
Total Fee Timber March 31, 2014	$20.9	$1.2	$22.1	$9.2	29.8

Partnership tree farms	$8.1	$0.3	$8.4	$3.8	12.9
Funds' tree farms	8.6	0.1	8.7	1.4	14.0
Total Fee Timber June 30, 2013	$16.7	$0.4	$17.1	$5.2	26.9

Comparing Q2 2014 to Q1 2014. Fee Timber revenue in Q2 2014 decreased $4.6 million, or 21%, from $22.1 million in Q1 2014 to $17.5 million in Q2 2014. Weaker log prices in both the domestic and export log markets and a second quarter slowdown from our first quarter front-loading of planned annual harvest volume combined to result in a 13% reduction in harvest volume along with a 10% decrease in average realized log prices. Log inventories expanded at Asian ports earlier in the year as demand for logs failed to keep pace with log imports, which in turn pulled down domestic log prices as demand from the U.S. housing market was insufficient to offset the decline in demand from export markets. The largest component of Other Revenue in both quarters is from commercial thinning operations. Commercial thinning consists of the selective cutting of timber stands not yet of optimal harvest age.  However, they do have some commercial value, thus allowing us to earn revenue while at the same time improving the growth characteristics of the stand.

Comparing Q2 2014 to Q2 2013. Fee Timber revenue was up by $383,000, or 3%, from $17.1 million in Q2 2013 to $17.5 million in Q2 2014. The increase resulted from 2% higher average realized log prices, offset partially by a 3% reduction in harvest volume. Stronger overall demand pushed log prices up in the domestic market, while the decline in harvest volume is attributable to a more concentrated front-loading effort in Q1 2014 versus Q1 2013 to take advantage of strong log prices in the first quarter of 2014.

Revenue and operating income for the Fee Timber segment for the six months ended June 30, 2014 and 2013 were as follows:

(in millions) Six Months Ended	Log Sale Revenue	Other Revenue	Total Fee Timber Revenue	Operating Income	Harvest Volume (MMBF)
Partnership tree farms	$18.1	$1.7	$19.9	$9.2	26.7
Funds' tree farms	19.3	0.5	19.7	5.1	29.3
Total Fee Timber March 31, 2014	$37.4	$2.2	$39.6	$14.3	56.0

Partnership tree farms	$18.9	$0.6	$19.5	$9.4	29.9
Funds' tree farms	14.0	0.1	14.1	2.2	23.4
Total Fee Timber June 30, 2013	$32.9	$0.7	$33.6	$11.6	53.3

Comparing YTD 2014 to YTD 2013. Fee Timber revenue for the first half of 2014 exceeded the first six months of 2013 by $6.0 million, or 18%, moving from $33.6 million in 2013 to $39.6 million in 2014.  The improvement was due to a 5% higher harvest volume and 9% higher average realized log prices.  Both the increase in harvest volume and in average log prices resulted from stronger demand from both domestic and export markets compared to a year ago.  The increase in Other Revenue is almost entirely attributable to $1.3 million of revenue from commercial thinning operations in the first half of 2014 which had no counterpart in the first half of 2013.

Log Volume

We harvested the following log volumes by species from the Combined tree farms, exclusive of deed sales, for the quarters ended June 30, 2014, March 31, 2014, and June 30, 2013:

Volume (in MMBF)		Quarter Ended
Sawlogs		Jun-14	% Total	Mar-14	% Total	Jun-13	% Total
	Douglas-fir	10.9	42%	18.0	61%	15.7	58%
	Whitewood	9.6	37%	6.7	22%	6.1	23%
	Pine	0.5	2%	-	0%	-	0%
	Cedar	0.8	3%	0.7	2%	0.4	1%
	Hardwood	0.5	2%	1.0	3%	0.8	3%
Pulpwood
	All Species	3.8	14%	3.5	12%	3.9	15%
Total		26.1	100%	29.9	100%	26.9	100%

Comparing Q2 2014 to Q1 2014. Harvest volume decreased 3.8 MMBF, or 13%, from 29.9 MMBF in Q1 2014 to 26.1 MMBF in Q2 2014. The decrease in the second quarter reflects the very attractive log pricing early in the year which led us to front-load harvest volume in the first quarter. Whitewood harvest volume, as a percent of overall harvest, increased from 22% in Q1 2014 to 37% in Q1 2014, while Douglas-fir harvest volume registered a corresponding decrease from 61% in Q1 2014 to 42% in Q2 2014. This shift in mix from Douglas-fir to whitewood is largely attributable to an increase in whitewood harvest volume coming from the Partnership’s Columbia tree farm during Q2 2014. The small amount of Pine produced during Q2 2014 was harvested from the Funds’ northern California tree farm.

 Comparing Q2 2014 to Q2 2013. Harvest volume decreased 0.8 MMBF, or 3%, from 26.9 MMBF in Q2 2013 to 26.1 MMBF in Q2 2014. The decrease is attributable to the harvest front-loading effort in Q1 2014 to take advantage of strong pricing.  Douglas-fir harvest volume, as a percent of overall harvest, decreased from 58% in Q2 2013 to 42% in Q2 2014. Conversely, the component of whitewood harvest volume increased from 23% in Q2 2013 to 37% in Q2 2014.  This shift in mix from Douglas-fir to whitewood is attributable to stronger whitewood prices in Q2 2014 versus Q2 2013 than for Douglas-fir prices in Q2 2014 versus Q2 2013.

We harvested the following log volumes by species from the Combined tree farms, exclusive of the aforementioned timber deed sales, for the six months ended June 30, 2014 and 2013:

Volume (in MMBF)		Six Months Ended
Sawlogs		Jun-14	% Total	Jun-13	% Total
	Douglas-fir	28.9	51%	34.0	64%
	Whitewood	16.3	29%	9.6	19%
	Pine	0.5	1%	-	0%
	Cedar	1.5	3%	0.8	1%
	Hardwood	1.5	3%	1.4	4%
Pulpwood					0%
	All Species	7.3	13%	7.5	12%
Total		56.0	100%	53.3	100%

Comparing YTD 2014 to YTD 2013. Harvest volume increased 2.7 MMBF, or 5%, from 53.3 MMBF in the first six months of 2013 to 56.0 MMBF in the corresponding period of 2014.   The increase in harvest volume is attributable to stronger demand in both the domestic and export markets compared to a year ago. Douglas-fir harvest volume, as a percentage of overall harvest, decreased from 64% in the 2013 to 51% in 2014.  Conversely, the component of whitewood harvest volume increased from 18% in 2013 to 29% in 2014.  This shift in mix from Douglas-fir to whitewood is attributable to the increase in share of harvest volume coming from Fund properties from 44% in 2013 to 52% in 2014.  The Fund’s properties have a heavier component of whitewood than the Partnership properties.

Log Prices

Logs from the Combined tree farms serve a number of different domestic and export markets, with domestic mills historically representing our largest market destination. Export customers consist of log brokers who sell the logs primarily to Japan, China and, to a lesser degree, Korea.

We realized the following log prices by species for the quarters ended June 30, 2014, March 31, 2014, and June 30, 2013:

		Quarter Ended
		Jun-14	Mar-14	Jun-13
Average price
Sawlogs
	Douglas-fir	$694	$765	$697
	Whitewood	653	695	620
	Pine	525	-	-
	Cedar	1,270	1,406	1,253
	Hardwood	597	599	521
Pulpwood	All Species	281	269	265
Overall		630	701	620

The following table compares the dollar and percentage change in log prices from Q1 2014 and Q2 2013 to Q2 2014:

		Change to Q2 2014 from Quarter Ended
		Mar-14		Jun-13
		$/MBF	%	$/MBF	%
Sawlogs	Douglas-fir	$(71)	-9%	$(3)	0%
	Whitewood	(42)	-6%	33	5%
	Pine	n/a	n/a	n/a	n/a
	Cedar	(136)	-10%	17	1%
	Hardwood	(2)	0%	76	15%
Pulpwood	All Species	12	4%	16	6%
Overall		(71)	-10%	10	2%

Overall realized log prices in Q2 2014 were 10% lower than Q1 2014 and 2% higher than Q2 2013. Our overall average is influenced heavily by price movements for Douglas-fir and whitewood.  From Q1 2014 to Q2 2014, export log prices for these two species declined following a buildup of log inventories at Asian ports earlier in the year, which in turn also pulled down domestic log prices as demand from the U.S. housing market was not strong enough to compensate from the decline in demand from the export market. While log prices weakened from Q1 2014 to Q2 2014, log prices have generally improved in 2014 over 2013.  From Q2 2013 to Q2 2014, the slight decline in Douglas-fir prices was due to a lower quality mix of saw logs sold relative to other less valuable products from this species in the current year and whitewood log prices were up due to stronger overall demand in both the domestic and export markets.

The following table compares realized log prices by species for the first six months of 2014 and 2013, as well as the dollar and percentage change in log prices between the two periods:

		Six Months Ended
		Jun-14			Jun-13
			∆ from Jun-14 to Jun-13
			$/MBF	%
Sawlogs	Douglas-fir	$738	$56	8%	$682
	Whitewood	670	62	10%	608
	Pine	526	526	n/a	-
	Cedar	1,337	148	12%	1,189
	Hardwood	598	78	15%	520
Pulpwood	All Species	275	0	0%	275
Overall		668	53	9%	615

Overall realized log prices increased 9%, from $615/MBF in the first six months of 2013 to $668/MBF in the corresponding period of 2014. Again, the overall average is heavily influenced by price movements for Douglas-fir and whitewood, both of which improved in the current year due to stronger demand in the domestic and export markets.

Douglas-fir: Douglas-fir is noted for its structural characteristics that make it generally preferable to other softwoods for construction grade lumber and plywood. Demand and price for Douglas-fir sawlogs have historically been driven largely by the level of new home construction in the United States. Since late 2009, however, increased demand from China has also been a driver of demand and price for Douglas-fir sawlogs. Log supply at Asian ports expanded earlier in the year when demand for logs failed to keep pace with the log volume received into Asian ports which served to lower realized Douglas-fir prices $71/MBF, or 9%, in Q2 2014 versus Q1 2014.  When comparing the current quarter to the comparable period in the prior year,  notwithstanding increased demand in both the domestic and export markets in 2014, a less valuable mix of saw logs relative to other less valuable products in this species served to slightly lower realized Douglas-fir log prices $3/MBF versus Q2 2013. The realized price increased $56/MBF, or 8%, from the first six months of 2013 as compared to the first six months of 2014 due to increased demand from both the export and domestic markets in 2014 over 2013.

Whitewood: Whitewood is a term used to describe several softwood species, but for us primarily refers to western hemlock. Though generally considered to be of a lower quality than Douglas-fir, these logs are also used for manufacturing construction grade lumber.  Increased supply at Asian ports due to heavy volumes exported earlier in the year served to lower realized whitewood prices $42/MBF, or 6%, in Q2 2014 versus Q1 2014.  Meanwhile, an overall increase in demand in 2014 compared to 2013 served to lift realized whitewood log prices $33/MBF, or 5%, in Q2 2014 versus Q2 2013. Similarly, the realized price increased $62/MBF, or 10%, from the first six months of 2013 to the first six months of 2014.

Pine: We have added Pine to our species mix with the acquisition of the northern California tree farm by one of our funds. Pine is a species produced primarily on the Funds’ northern California tree farm.  It is used primarily by plywood manufacturers, as well as for the production of construction grade lumber and wood chips. During Q2 2014, pine prices averaged $526/MBF. We had no pine harvest volume in the comparable periods.

Cedar: Cedar is a minor component in most timber stands in our region and is used generally to produce products for outdoor applications such as fencing, siding, and decking. Although there is a link between demand for these products and housing starts, this link is not as strong as with most other softwood species. Cedar prices tend to be seasonal, with manufacturers generally buying volume early in the year to prepare for spring sales associated with repair and remodel projects. As such, average realized log prices for cedar decreased $136/MBF, or 10%, from Q1 2014 to Q2 2014. Compared to Q2 2013, average realized cedar prices were $17/MBF, or 1%, higher in Q2 2014. Increased demand from manufacturers caused cedar prices to increase $148/MBF, or 12%, from the first six months of 2013 to the first six months of 2014.

Hardwood: Hardwood is an ancillary product of our Pacific Northwest log harvest volume, and at times this product’s pricing will vary inversely to harvest volume. Hardwood can refer to many different species, but on our tree farms primarily consists of red alder. The local mills that process red alder sawlogs manufacture lumber for use in furniture and cabinet construction. Given the relatively small volume of hardwood logs that we produce, the quality and species attributes of the volume can have an outsized impact on our price realizations, although of course that same factor means that these variations have relatively little impact on our total Fee Timber revenues. Hardwood prices decreased $2/MBF from Q1 2014 to Q2 2014, and increased $76/MBF, or 15%, from Q2 2013 to Q2 2014.  For the first six months of 2014, hardwood prices were $78/MBF, or 15%, higher than the corresponding period in 2013.

Pulpwood: Pulpwood is a lower quality conifer or hardwood log unsuitable for the manufacture of lumber, but useful to produce wood chips for the pulp and paper industry. During the recession, many timberland owners deferred harvest for several years and domestic mills severely curtailed operations. Pulp mills rely on woodchips either from sawmill residuals or chipped from whole logs (pulpwood). Both of these sources were in short supply during the recession. With recent increased production at local sawmills, and commensurate increase in residual woodchips, pulp mills have become less dependent on whole logs which has led to generally declining prices for pulpwood. Notwithstanding this general trend, pulpwood prices increased $12/MBF, or 4%, from Q1 2014 to Q2 2014 and increased $16/MBF, or 6%, from Q2 2013 to Q2 2014. For the first half of 2014, pulpwood prices were unchanged from the first half of 2013.

Customers

The ultimate decision of whether to sell our logs into the export or domestic market is based on the net proceeds we receive after taking into account both the delivered log prices and the cost to deliver logs to the customer. As such, our reported log price realizations will reflect our properties’ proximity to customers as well as the broader log market.

The table below categorizes logs sold by customer type for the quarters ended June 30, 2014, March 31, 2014, and June 30, 2013:

	Q2 2014			Q1 2014			Q2 2013
	Volume			Volume			Volume
Destination	MMBF	%	Price	MMBF	%	Price	MMBF	%	Price
Export brokers	8.5	33%	$722	12.5	42%	$793	9.0	33%	$724
Domestic mills	13.8	53%	669	13.9	46%	728	14.0	52%	652
Pulpwood	3.8	14%	281	3.5	12%	269	3.9	15%	265
Subtotal	26.1	100%	630	29.9	100%	701	26.9	100%	620

Timber deed sale	-			-			0.5		243
Total	26.1			29.9			27.4

Comparing Q2 2014 to Q1 2014. Volume sold to the export market decreased to 33% of Q2 2014 harvest volume compared to 42% of Q1 2014 volume. Conversely, volume sold to the domestic market increased to 53% of Q2 2014 harvest volume compared to 46% of Q1 2014 harvest volume. Prices in both markets decreased significantly following a buildup of log inventories at Asian ports earlier in the year that pulled down export prices. The reduction in demand from the export market led to an increase in supply which reduced prices for both the export and domestic markets. Export prices decreased 9% and domestic prices decreased  8%. As a percentage of total volume harvested, our sales to the pulpwood market increased from 12% in Q1 2014 to 14% in Q2 2014 as prices increased 4%.

Comparing Q2 2014 to Q2 2013. Volume sold to export brokers as a percentage of total harvest was unchanged at 33%, while average realized prices decreased slightly by $2/MBF from this customer base. Similarly, volumes sold to domestic mills increased to 53% of total volume in Q2 2014 compared to 52% in Q2 2013, while average realized prices increased 3%. The pulpwood mix decreased from 15% of harvest in Q2 2013 to 14% of harvest in Q2 2014, while prices increased 6%.

During Q2 2013, we sold a timber deed on 0.5 MMBF of volume from the Funds’ tree farm in northern California. Under a timber deed sale, the customer is responsible for harvest and hauling costs which makes comparison to delivered log prices difficult. We estimate those costs to be approximately $150/MBF, thereby equating to an estimated delivered log price of $393/MBF. The $393/MBF represents a large negative variance to the realized delivered log price during Q2 2013 of $620/MBF which is attributable to the difference between western Washington and Oregon log markets compared to northern California. Log markets in northern California are much less influenced by the export market and carry a lower-valued species mix. These two factors combined to account for the price variance.

The table below categorizes logs sold by customer type for the six month periods ended June 30, 2014 and 2013:

	Six Months Ended
	30-Jun-14			30-Jun-13
	Volume			Volume
Destination	MMBF	%	Price	MMBF	%	Price
Export brokers	21.0	38%	$765	15.8	30%	$702
Domestic mills	27.7	49%	698	30.0	56%	654
Pulpwood	7.3	13%	275	7.5	14%	275
Subtotal	56.0	100%	668	53.3	100%	615

Timber deed sale	-			0.5		$243
Total	56.0			53.8

Comparing YTD 2014 to YTD 2013. Volume sold to export brokers as a percentage of total harvest in the first six months of 2014 increased to 38% compared with 30% during the corresponding period in 2013. Conversely, volume sold to domestic mills decreased to 49% in the first six months of 2014 compared to 56% during the corresponding period of 2013. The shift in customer mix is in response to better demand and hence prices in the export market versus the domestic market. Prices in the export market increased 9% from 2013 to 2014, while prices in the domestic market increased  7%. The pulpwood mix decreased from 14% of harvest in 2013 to 13% of harvest in 2014, while prices remained unchanged.

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

Fee Timber cost of sales for the quarters ended June 30, 2014, March 31, 2013, and June 30, 2013, was as follows, with the first table expressing these costs in total dollars and the second table on a per MBF basis:

(in thousands) Quarter ended	Harvest, Haul and Other	Depletion	Total Fee Timber Cost of Sales	Harvest Volume (MMBF)
Partnership tree farms	$3,639	$605	$4,244	12.7
Funds' tree farms	3,682	2,409	6,091	13.4
Total Fee Timber June 30, 2014	$7,321	$3,014	$10,335	26.1

Partnership tree farms	$3,246	$664	$3,910	13.9
Funds' tree farms	4,421	2,773	7,194	15.9
Total Fee Timber March 31, 2014	$7,667	$3,437	$11,104	29.8

Partnership tree farms	$2,774	$725	$3,499	12.9
Funds' tree farms	3,668	3,037	6,705	14.5	*
Total Fee Timber June 30, 2013	$6,442	$3,762	$10,204	27.4	*

* Volume includes 0.5 MMBF from timber deed sale.

(Amounts per MBF) Quarter ended	Harvest, Haul and Other *	Depletion *	Total Fee Timber Cost of Sales *
Partnership tree farms	$287	$48	$334
Funds' tree farms	275	180	455
Total Fee Timber June 30, 2014	$280	$115	$396

Partnership tree farms	$233	$48	$280
Funds' tree farms	278	174	452
Total Fee Timber March 31, 2014	257	115	372

Partnership tree farms	$215	$56	$271
Funds' tree farms	262	210	463
Total Fee Timber June 30, 2013	239	137	373

*	Timber deed sale volumes are excluded in the per MBF computation for harvest, haul and other costs but included in the per MBF computation for depletion and total cost of sales.

Comparing Q2 2014 to Q1 2014. Cost of sales decreased $769,000, or 7%, from Q1 2014 to Q2 2014. The decrease was primarily attributable to a 13% decrease in harvest volume from Q1 2014 to Q2 2014.  Cost of sales would have been down more in line with the volume decrease if not for a 9% increase in the “Harvest, Haul and Other” rate resulting from higher per MBF harvest costs on the Partnership’s tree farms, as well as a $73,000 increase in commercial thinning cost of sales, which is included in the “Harvest, Haul and Other” columns in the tables above.

Comparing Q2 2014 to Q2 2013. Cost of sales increased $131,000, or 1%, in Q2 2014 compared to the corresponding period in 2013, notwithstanding a 5% decrease in harvest volume – including the timber deed sale – from Q2 2013 to Q2 2014. The “Harvest, Haul and Other” rate increased 17% due to higher per MBF haul costs as well as $534,000 of commercial thinning cost of sales in Q2 2014 which had no counterpart in Q2 2013. The depletion rate decreased $22/MBF, or 16%, from Q2 2013 to Q2 2014, partly attributable to a decrease in the Funds’ share of harvest volume from 53% in Q2 2013 to 51% in Q2 2014. Depletion rates for the Funds’ tree farms are higher than depletion rates for the Partnership’s tree farms because the former were purchased more recently.

Fee Timber cost of sales for the six months ended June 30, 2014 and 2013, respectively, was as follows, with the first table expressing these costs in total dollars and the second table on a per MBF basis:

(in thousands) Six Months Ended	Harvest, Haul and Other	Depletion	Total Fee Timber Cost of Sales	Harvest Volume (MMBF)
Partnership tree farms	$6,885	$1,269	$8,154	26.7
Funds' tree farms	8,103	5,182	13,285	29.3
Total Fee Timber June 30, 2014	$14,988	$6,451	$21,439	56.0

Partnership tree farms	$6,356	$1,664	$8,020	29.9
Funds' tree farms	5,978	4,782	10,760	23.9	*
Total Fee Timber June 30, 2013	$12,334	$6,446	$18,780	53.8	*

* Volume includes 0.5 MMBF from timber deed sale.

(Amounts per MBF) Six Months Ended	Harvest, Haul and Other *	Depletion *	Total Fee Timber Cost of Sales *
Partnership tree farms	$258	$48	$305
Funds' tree farms	277	177	453
Total Fee Timber June 30, 2014	$268	$115	$383

Partnership tree farms	$213	$56	$268
Funds' tree farms	255	200	450
Total Fee Timber June 30, 2013	$231	$120	$349

*	Timber deed sale volumes are excluded in the per MBF computation for harvest, haul and other costs but included in the per MBF computation for depletion and total cost of sales.

Comparing YTD 2014 to YTD 2013. Cost of sales increased $2.7 million, or 14%, in the first six months of 2014 compared to the corresponding period in 2013, partly attributable to a 4% increase in harvest volume – including the timber deed sale – from 2013 to 2014. The “Harvest, Haul and Other” rate increased $37/MBF, or 16%, due to higher per MBF haul costs as well as $994,000 of commercial thinning cost of sales in 2014 which had no counterpart in 2013. Commercial thinning cost of sales is included in the “Harvest, Haul and Other” columns in the tables above. The depletion rate decreased 4% from 2013 to 2014, notwithstanding an increase in the Funds’ share of harvest volume from 44% in 2013 to 52% in 2014. Depletion rates for the Funds’ tree farms are higher than depletion rates for the Partnership’s tree farms because the former were purchased more recently.

Operating Expenses

Fee Timber operating expenses include the cost of maintaining existing roads and building temporary roads for harvesting, as well as silviculture costs, and other management expenses. For the quarters ended June 30, 2014, March 31, 2014, and June 30, 2013, operating expenses were $2.1 million, $1.8 million, and $1.7 million, respectively. The $327,000 increase in operating expenses from Q1 2014 to Q2 2014 was attributable to higher road and silviculture expenses. The $451,000 increase in operating expenses from Q2 2013 to Q2 2014 was attributable primarily to higher road related expenses on the Partnership’s tree farms and other management expenses associated with managing the Fund properties.

Fee Timber operating expenses for the six months ended June 30, 2014 and 2013 were $3.9 million and $3.2 million, respectively.  The $683,000 increase is primarily attributable to increased management expenses associated with managing the Fund properties.

Operating Income

Comparing Q2 2014 to Q1 2014.  Operating income was down $4.2 million, or 45%, from $9.2 million in Q1 2014 to $5.0 million in Q2 2014 primarily as a result of the 13% decrease in harvest volume and 10% decrease in average realized log prices described earlier. Also contributing to the decline were higher expenditures for temporary roads and silviculture.

Comparing Q2 2014 to Q2 2013. Operating income went down by $199,000 or 3%, from $5.2 million in Q2 2013 to $5.0 million in Q2 2014.  The $400,000 increase in revenue, driven by stronger prices, was more than offset by increases in cost of sales and higher expenditures for temporary roads.

Comparing YTD 2014 to YTD 2013.  Operating income increased by $2.7 million, or 23%, from $11.6 million in the first half of 2013 to $14.3 million in the first half of 2014.  On a year-to-date basis, the increases in cost of sales and operating expenses were more than offset by 9% higher log prices and 5% greater harvest volume, as well as revenue from commercial thinning.

Timberland Management

The Timberland Management segment primarily develops timberland investment portfolios on behalf of the Funds. As of June 30, 2014, we managed three private equity timber funds, which own a combined 91,000 acres of commercial timberland in western Washington, northwestern Oregon and northern California with total assets under management of $304 million. Fund III is currently in the drawdown period to invest its $180 million of committed capital, of which 5%, or $9 million, represents the Partnership’s co-investment share. As of June 30, 2014, Fund III had $108 million of committed capital remaining to invest, which includes over $5 million from the Partnership. The drawdown period for Fund III commenced on July 31, 2012, and will last for three years or until all of the committed capital is invested, whichever occurs first.

Fund Capital

The following table provides detail behind committed and called capital by fund on a life-to-date basis as of June 30, 2014.

					Distributions
	Total Fund		Partnership Co-investment		Received by
(in millions)	Commitment	Called Capital	Commitment	Called Capital	Partnership
Fund I	$62	$59	$12	$12	$1
Fund II	84	83	17	17	7
Fund III	180	72	9	3	0
Total	$326	$214	$38	$32	$8

The Partnership received combined distributions from the Funds of $1.2 and $1.0 million for the six months ended June 30, 2014 and 2013, respectively. Fund distributions are paid from available Fund cash, generated primarily from the harvest and sale of timber after paying all Fund expenses and management fees. During Q3 2013, Fund II made a special distribution of $14.1 million to its investors, financed by the closing of a $14 million timberland mortgage. The Partnership’s portion of this special distribution was $2.7 million, and is included in the “Distributions Received” column in the above table. In addition to receiving its co-investment-based share of fund distributions, the Partnership also earned investment and timberland management fees from the Funds which totaled $1.7 and $1.4 million for the six months ended June 30, 2014 and 2013, respectively. These fees and distributions are eliminated in our consolidated financial statements because the Funds’ financial statements are consolidated with the Partnership’s.

Revenue and Operating Loss

 Revenue and expense generated through the management of the Funds is accounted for within the Timberland Management segment. Accounting guidance requires us to consolidate the Funds’ financial statements into the Partnership’s financial statements because the Partnership controls the Funds. As such, all fees earned by the Timberland Management segment associated with managing the Funds are eliminated from revenue in the Partnership’s consolidated financial statements. Accordingly, operating loss consists entirely of operating expenses for this segment.  This fee revenue is an expense to the Fee Timber segment which is also eliminated when the Funds are consolidated into the Partnership’s financial statements. The Partnership owns 20% of Funds I and II and 5% of Fund III. Accordingly, the Partnership’s income attributable to its unitholders reflects 80% of the fees paid by Funds I and II to the Partnership and 95% of such fees paid by Fund III.

Revenue and operating loss for the Timberland Management segment for the quarters ended June 30, 2014 and 2013 were as follows:

(in thousands, except invested	Quarter Ended
capital, volume and acre data)	Jun-14	Jun-13
Revenue internal	$840	$740
Intersegment eliminations	(840)	(740)
Revenue external	$-	$-

Operating income internal	$169	$103
Intersegment eliminations	(679)	(600)
Operating loss external	$(510)	$(497)

Invested capital (in millions)	$239	$188
Harvest volume - Funds (MMBF)	13.4	14.5
Acres under management	91,000	80,000

Comparing Q2 2013 to Q2 2013. Timberland Management eliminated the $840,000 and $740,000 of revenue earned by the Partnership from managing the Funds for the second quarters of 2014 and 2013, respectively. The fees earned from managing the Funds include a variable component related to harvest volume from the Funds’ tree farms, and a fixed component related to invested capital and acres under management. The increase in fees is due to the Q4 2013 acquisition by Fund III of 11,000 acres in southwest Washington, partially offset by the decrease in the Funds’ Q2 2014 harvest volume compared to Q2 2013, resulting in an increase in management fees generated from the Funds, all of which are eliminated in consolidation as described above.

As all revenue is eliminated in consolidation, operating losses consist of operating expenses incurred by the Timberland Management segment.  Operating expenses incurred for the quarters ended June 30, 2014 and 2013 totaled $510,000 and $497,000, respectively. The increase in operating expenses is attributable to growth in the Funds’ acres under management and increased costs associated with placing Fund III’s remaining capital.

Revenue and operating loss for the Timberland Management segment for the year-to-date periods ended June 30, 2014 and 2013 were as follows:

(in thousands, except invested	Six Months Ended
capital, volume and acre data)	Jun-14	Jun-13
Revenue internal	$1,715	$1,413
Intersegment eliminations	(1,715)	(1,413)
Revenue external	$-	$-

Operating income internal	$280	$123
Intersegment eliminations	(1,400)	(1,132)
Operating loss external	$(1,120)	$(1,009)

Invested capital (in millions)	$239	$188
Harvest volume - Funds (MMBF)	29.3	23.9
Acres under management	91,000	80,000

Comparing YTD 2014 to YTD 2013. Timberland Management eliminated the $1.7 million and $1.4 million of revenue earned by the Partnership from managing the Funds for the six months ended June 30, 2014 and 2013, respectively. The fees earned from managing the Funds include a variable component related to harvest volume from the Funds’ tree farms, and a fixed component related to invested capital and acres under management. The increase in fees is due to a combination of the Q4 2013 acquisition by Fund III of 11,000 acres in southwest Washington, as well as the increase in the Funds’ 2014 harvest volume compared to 2013, resulting in an increase in management fees generated from the Funds, all of which are eliminated in consolidation as described above.

Operating expenses incurred by the Timberland Management segment for the six months ended June 30, 2014 and 2013 totaled $1.1 million and $1.0 million, respectively. The increase in operating expenses is attributable to growth in the Funds’ acres under management and increased costs associated with placing Fund III’s remaining capital.

Real Estate

The Partnership’s Real Estate segment produces its revenue primarily from the sale of land within its 2,900-acre portfolio and sales of development rights and tracts from the Partnership’s timberland portfolio, together with residential and commercial property rents from our Port Gamble and Poulsbo properties. Real Estate holdings are located in the Washington counties of Pierce, Kitsap, and Jefferson with sales of land for this segment typically falling into one of three general types:

•	Commercial, business park, and residential plat land sales represent land sold after development rights have been obtained and are generally sold with prescribed infrastructure improvements.

•	Rural residential lot sales that generally require some capital improvements such as zoning, road building, or utility access improvements prior to completing the sale.

•	The sale of unimproved land, which generally consists of larger acreage sales rather than single lot sales, is normally completed with very little capital investment prior to sale.

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

Those properties that are for sale, under contract, and for which the Partnership has an expectation they will sell within the next 12 months, are classified on our balance sheet as a current asset under “Land Held for Sale”. The $4.1 million amount currently in Land Held for Sale reflects our expectation of sales between now and the end of the second quarter of 2015, comprising 93 residential lots from the Harbor Hill project and a 366-acre conservation land sale.

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

In the second quarter of 2014, we closed on the sale of 8 lots from our Harbor Hill development in Gig Harbor, Washington for $754,000, whereas in the second quarter of 2013 we closed on the sale of a 2,330-acre conservation land sale for $5.7 million.  Real Estate operating expenses were $998,000 for the second quarter of 2014 compared to $858,000 for the second quarter of 2013.  The increase is attributable to higher personnel and other costs resulting from the increased activity in the Real Estate segment.  These factors resulted in an operating loss of $952,000 for the second quarter of 2014 compared to operating income of $3.3 million in the second quarter of 2013.

In the first half of 2014, we closed on a conservation land sale for $4.6 million as well as the sale of 115 residential lots from our Harbor Hill development for $11.6 million.  In the first half of 2013, we closed on the sale of a 2,330 acre conservation land sale for $5.7 million.  Otherwise, rental and other activities in our Real Estate segment were largely consistent from 2013 to 2014.

Real Estate operating expenses were $1.9 million for the first half of 2014 compared to $1.7 million for the first half of 2013.  The increase is attributable to higher personnel and other costs resulting from the increased activity in the Real Estate segment.

Real Estate revenue, gross margin and operating income are summarized in the table below for the six months ended June 30, 2014 and 2013:

(in thousands, except acre, lot and per acre/lot amounts)
For the six months ended:			Operating			Revenue	Gross Margin
Description	Revenue	Gross margin	income (loss)	Sold		per acre/lot	per acre/lot
Conservation land sale	$4,600	$3,838		Acres:	535	$8,598	$7,174
Residential	11,551	4,083		Lots:	115	100,443	35,504
Total land	16,151	7,921
Rentals and other	607	(25)
June, 2014 Total	$16,758	$7,896	$6,007

Unimproved land	5,659	4,196		Acres:	2,330	2,429	1,801
Residential	157	68 *
Total land	$5,816	$4,264
Rentals and other	545	(72)
June, 2013 Total	$6,361	$4,192	$2,495

* Percentage-of-completion income recognized on Q4 2012 multi-family sale

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

In developing its estimate of the Port Gamble environmental liability, management has employed a Monte Carlo statistical simulation model that suggests a potential aggregate range of clean-up costs from $11.4 million to $15.3 million.  The $12.9 million liability recorded by the Partnership as of June 31, 2014 is based on the 50th percentile within the range, which management considers its best estimate of the most likely outcome.

The environmental liability at March 31, 2014 is comprised of $700,000 that the Partnership expects to expend in the next 12 months and $12.5 million thereafter. Activity in the environmental remediation liability is detailed in note 10 to the condensed consolidated financial statements.

General and Administrative (G&A)

G&A expenses decreased to $450,000 in the second quarter of 2014 from $1.2 million in the second quarter of 2013. This decrease from 2013 to 2014 is due primarily to the reversal of previously accrued incentive and unit compensation expense resulting from the departure of our former chief executive officer.  Similarly, G&A expenses decreased to $1.8 million for the first half of 2014 from $2.4 million for the first half of 2013.

Interest Expense, Net

Interest expense, net includes interest income, interest expense and capitalized interest components. Excluding capitalized interest, net interest expense for the second quarter of 2014 was $851,000 compared to $515,000 for the second quarter of 2013.  The increase is due primarily to an incremental $14.0 million borrowing by Timber Fund II in August 2013 and the $18.0 million borrowing by Fund III in December 2013.  As a result, interest expense (excluding capitalized interest) increased from $1.5 million for the first half of 2013 to $2.2 million for the first half of 2014.

For the second quarter of 2014, $222,000 of interest expense was capitalized compared to $172,000 for the second quarter of 2013. Capitalized interest was $491,000 for the first half of 2014 compared to 339,000 for the first half of 2013.  The increase is attributable to a higher cumulative basis for those projects under active development in our Harbor Hill project in Gig Harbor.

Our debt arrangements with Northwest Farm Credit Services (NWFCS) include an annual rebate of a portion of interest expense paid in the prior year (patronage). This NWFCS patronage program is a feature common to all of this lender’s customer loan agreements. Throughout the year, we accrue an estimate of the patronage rebate that we expect to receive early in the following year. Interest expense was reduced for the patronage accrual by $91,000 and $68,000 in the second quarters of 2014 and 2013, respectively, and by $186,000 and $122,000 for the first six months of 2014 and 2013, respectively. The increase in the patronage accrual resulted from the additional borrowings by Fund III described above.

Income Tax

The Partnership recorded tax expense of $69,000 and a tax benefit of $2,000 for the quarters ended June 30, 2014 and 2013, respectively.  The Partnership recorded income tax expense of $226,000 and an income tax benefit of $16,000 for the first six months of 2014 and 2013, respectively.

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

Noncontrolling interests-ORM Timber Funds

The line item “Net income attributable to noncontrolling interests-ORM Timber Funds” represents the combination of the 80% portion of the net income or loss for Funds I and II which is attributable to third-party owners plus 95% of the net income or loss of Fund III that is similarly attributable to third-party owners of that Fund.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Liquidity and Capital Resources

We ordinarily finance our business activities using operating cash flows and, where appropriate in management’s assessment, commercial credit arrangements with banks or other financial institutions. Funds generated internally from operations and externally through financing are expected to provide the required resources for the Partnership’s future operations and capital expenditures for at least the next twelve months.

The Partnership’s debt consists of mortgage debt with fixed interest rates and an operating line of credit with Northwest Farm Credit Services (NWFCS). The mortgage debt includes $29.8 million in term loans with NWFCS structured in four tranches maturing from 2015 through 2025. In addition, our commercial office building in Poulsbo, Washington is collateral for a $3 million loan from NWFCS that matures in 2023. Our $20.0 million operating line of credit matures August 1, 2015 and we had no balance drawn as of June 30, 2014. The line of credit carries a variable interest rate that is based on the one-month LIBOR rate plus applicable margins determined by certain financial covenants.

These debt agreements contain covenants that are measured quarterly. Among the covenants measured is a requirement that the Partnership not exceed a maximum debt-to-total-capitalization ratio of 30%, with total capitalization calculated using fair market (vs. carrying) value of timberland, roads and timber. The Partnership is in compliance with these covenants as of June 30, 2014 and expects to remain in compliance for at least the next twelve months.

Mortgage debt within our proviate equity funds are collateralized by Fund properties only.  Fund II has a timberland mortgage comprised of two fixed rate tranches totaling $25 million with MetLife Insurance Company. The tranches are non-amortizing and both mature in September 2020.  The loans allow for, but do not require, annual principal payments of up to 10% of outstanding principal without incurring a make-whole premium. This mortgage is collateralized by a portion of Fund II’s timberland portfolio.

In December 2013, Fund III entered into a fixed-rate, $18.0 million timberland mortgage payable to NWFCS to fund a portion of the purchase of approximately 11,000 acres of timberland in southwest Washington. The mortgage is collateralized by all of Fund III’s timberland, is non-amortizing and matures in December 2023.

The $13.9 million increase in cash generated for the six months ended June 30, 2014 compared to June 30, 2013 is explained in the following table:

	Six months		Six months
	ended		ended
(in thousands)	Jun-14	Change	Jun-13
Cash provided by operations	$25,991	$8,981	$17,010

Purchase of short-term investments	(3,000)	(3,000)	-
Reforestation and roads	(1,083)	(230)	(853)
Buildings and equipment	(143)	40	(183)
Proceeds from sale of property and equipment	1	1	-
Cash used in investing activities	(4,225)	(3,189)	(1,036)
Financing activities
Repayment of long-term debt	(55)	2	(57)
Cash distributions to unitholders	(5,343)	(1,344)	(3,999)
Proceeds from preferred stock issuance - ORM Timber Funds	125	125	-
Payroll taxes paid upon unit net settlements	(196)	45	(241)
Cash distributions to fund investors, net of
distributions to Partnership	(5,613)	(1,346)	(4,267)
Capital call - ORM Timber Funds, net of Partnership		0
contribution	0	(137)	137
Other	-	0	-
Cash used in financing activities	(11,082)	(2,655)	(8,427)
Net increase in cash and cash equivalents	$10,684	$3,137	$7,547

The increase in cash provided by operating activities of $9.0 million resulted primarily from the real estate sales described earlier, as well as a 9% increase in log prices which more than offset a 3% decline in volume.

Cash used in investing activities during 2014 increased by $3.2 million compared to 2013 due primarily to the purchase of $3.0 million of certificates of deposit with 180-day maturities as well as greater investments in reforestation and roads.

Cash used in financing activities increased in the current year by $2.7 million due primarily to higher distributions to both unitholders and to the Funds’ investors in 2014 driven by stronger financial performance.

As of June 30, 2014, $113 million of capital commitment remains for Fund III, which includes a remaining commitment by the Partnership of $5 million. The drawdown period for Fund III ends on the earlier of July 31, 2015 or when all of the committed capital is placed.

We receive distributions associated with each of our Fund co-investments which have totaled $8 million since we began receiving distributions from Fund I in 2007. Of this amount, $5.3 million have been sourced by Fund operations and $2.7 million by Fund debt financing. In addition to these distributions, the Partnership receives management fees as outlined above.

Seasonality

Fee Timber.  The elevation and terrain characteristics of our timberlands are such that we can conduct harvest operations virtually year-round on a significant portion of our tree farms.  Generally, we concentrate our harvests from these areas in those months when weather limits operations on other properties, thus taking advantage of reduced competition for log supply to our customers and improving prices realized. As such, on a combined basis the pattern of quarterly volumes harvested is flatter than would be the case if looking at one tree farm in isolation.

Timberland Management. Management revenue generated by this segment consists of asset and timberland management fees. These fees, which relate primarily to our activities on behalf of the Funds and are eliminated in consolidation, vary based upon the amount of capital managed, the number of acres managed, and the volume of timber harvested from properties owned by the Funds and are not expected to be significantly seasonal.

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

Capital Expenditures and Commitments

Capital expenditures for the full year 2014 are projected to be approximately $11.1 million, of which approximately $8.5 million relates to land development projects in Gig Harbor. Projected capital expenditures are subject to permitting timetables, suitable weather for construction of such improvements, and progress towards closing on specific land transactions.

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

For a further discussion of our critical accounting policies and estimates see Accounting Matters in the Management Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2013. We have not adopted any new accounting policies or principles during the quarter or six months ended June 30, 2014.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective on January 1, 2017.   Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. We are evaluating the effect that ASU 2014-09 will have on our consolidated financial statements and related disclosures. We have not yet selected a transition method nor have we determined the effect of the standard on our ongoing financial reporting.  See also note 2 to the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The consolidated fixed-rate debt outstanding had a fair value of approximately $80.8 and $77.5 million at June 30, 2014 and December 31, 2013, respectively, based on the prevailing interest rates for similar financial instruments. A change in interest rate on fixed-rate debt will affect the fair value of debt, whereas a change in the interest rate on variable-rate debt will affect interest expense and cash flows payable by the Partnership. A hypothetical 1% change in prevailing interest rates would change the fair value of fixed-rate long-term debt obligations by $3.0 million. We are not subject to material foreign currency risk, derivative risk, or similar uncertainties.

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

ITEM 1A. RISK FACTORS

We are subject to statutory and regulatory risks that currently limit, and may increasingly limit, our ability to generate income. Our ability to grow and harvest timber can be significantly impacted by legislation, regulations or court rulings that restrict or stop forest practices. For example, events that focus media attention upon natural disasters and damage to timberlands have at various times brought increasing public attention to forestry practices. Additional regulations, whether or not adopted in response to such events, may make it more difficult or expensive for us to harvest timber and may reduce the amount of harvestable timber on our properties. These and other restrictions on logging, planting, road building, fertilizing, managing competing vegetation, and other activities can significantly increase the cost or reduce available inventory thereby reducing income. Any such additional restrictions likely would have a similar effect on our Timberland Management operations, particularly in the case of the Funds.

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

While these negotiations are ongoing, management continues to monitor the Port Gamble and Port Ludlow cleanup processes closely. The $13.0 million remediation accrual as of June 30, 2014 represents our current estimate of the remaining cleanup cost and most likely outcome to various contingencies within both locations. These estimates are predicated upon a variety of factors, including the proportion of costs that would be allocated to us in comparison to those allocable to DNR or other parties, the actual amount of the ultimate cleanup costs, the cost of any litigation if we cannot reach a settlement with DNR, and the outcome of any such litigation. These liabilities are based upon a number of estimates and judgments that are subject to change as the project progresses. The filing of the CD limits our legal exposure substantially, but does not eliminate it entirely. Any litigation ensuing from this matter may have the effect of distracting management and other key personnel from the day to day operation of our business. These factors, alone or in combination with other challenges, may have a material adverse effect upon our assets, income and operations.

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

Consolidation of sawmills in our geographic operating area may reduce competition among our customers, which could adversely affect our log prices. In the past we have experienced, and may continue to experience, consolidation of sawmills and other wood products manufacturing facilities in the Pacific Northwest. Because a portion of our cost of sales in our Fee Timber segment, which encompasses the Combined tree farms, consists of transportation costs for delivery of logs to domestic sawmills, it becomes increasingly expensive to transport logs over longer distances for sales in domestic markets. As a result, a reduction in the number of sawmills, or in the number of sawmill operators, may reduce competition for our logs, increase transportation costs, or both. These consolidations thus may have a material adverse impact upon our Fee Timber revenue or income and, as that segment has traditionally represented our largest business unit, upon our results of operation and financial condition as a whole. Any such material adverse impact on timber revenue and income as a result of regional mill consolidations will also indirectly affect our Timberland Management segment in the context of raising capital for investment in Pacific Northwest-based timber funds.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) – (e) None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

(a)
Effective May 31, 2014, the Partnership’s former President and Chief Executive Officer resigned to accept a CEO position with Rayonier Inc. (NYSE: RYN), an international forest products company headquartered in Jacksonville, Florida.  The board of directors of Pope MGP, Inc. designated Thomas M. Ringo, the Partnership’s Chief Financial Officer, as the interim President and Chief Executive Officer effective June 1, 2014.   No timetable has been established by Pope MGP, Inc.’s board of directors for naming a permanent successor.

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

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 5, 2014.

POPE RESOURCES,
A Delaware Limited Partnership

By:	POPE MGP, Inc.
Managing General Partner

By: /s/ Thomas M. Ringo
Thomas M. Ringo
President, Chief Executive Officer and CFO
(Principal Executive and Financial Officer)

By: /s/ Sean M. Tallarico
Sean M. Tallarico
Controller
(Principal Accounting Officer)