Form 10-Q
period 2014-09-30
POPE RESOURCES LTD PARTNERSHIP
filed 2014-11-04
CIK 784011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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
Large Accelerated Filer☐	Accelerated Filer☒
Non-accelerated Filer☐	Smaller Reporting Company☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)     Yes☐          No☒

Partnership units outstanding at October 31, 2014: 4,325,974

Pope Resources
Index to Form 10-Q Filing
For the nine Months Ended September 30, 2014

P A R T  I – FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
Pope Resources, a Delaware Limited Partnership
September 30, 2014 and December 31, 2013
(in thousands)
	2014	2013
ASSETS
Current assets
Partnership cash and cash equivalents	$3,658	$5,704
ORM Timber Funds cash	38,528	1,256
Cash and cash equivalents	42,186	6,960
Short-term investments	4,000	-
Accounts receivable, net	1,845	1,501
Land and timber held for sale	20,554	10,258
Prepaid expenses and other	5,248	1,660
Total current assets	73,833	20,379
Properties and equipment, at cost
Timber and roads, net of accumulated depletion (2014 - $90,518; 2013 - $92,971)	163,753	211,946
Timberland	40,318	44,946
Land held for development	28,017	27,040
Buildings and equipment, net of accumulated depreciation (2014 - $6,752; 2013 - $6,437)	6,041	6,205
Total property and equipment, at cost	238,129	290,137

Other assets	280	392
Total assets	$312,242	$310,908

LIABILITIES, PARTNERS' CAPITAL AND NONCONTROLLING INTERESTS
Current liabilities
Accounts payable	$1,439	$2,196
Accrued liabilities	3,337	4,109
Current portion of long-term debt	5,108	109
Deferred revenue	845	599
Current portion of environmental remediation liability	2,060	700
Other current liabilities	269	266
Total current liabilities	13,058	7,979
Long-term debt, net of current portion	70,500	75,581
Environmental remediation and other long-term liabilities	10,656	12,734
Partners' capital and noncontrolling interests
General partners' capital (units issued and outstanding 2014 - 60; 2013 - 60)	1,082	974
Limited partners' capital (units issued and outstanding 2014 - 4,225; 2013 - 4,312)	68,864	68,471
Noncontrolling interests	148,082	145,169
Total partners' capital and noncontrolling interests	218,028	214,614
Total liabilities, partners' capital and noncontrolling interests	$312,242	$310,908

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
Pope Resources, a Delaware Limited Partnership
For the Three and Nine Months Ended September 30, 2014 and 2013
(in thousands, except per unit data)
	Three Months Ended September 30		Nine Months Ended September 30,
	2014	2013	2014	2013

Revenue	$13,755	$11,724	$70,117	$51,639
Cost of sales	(9,125)	(7,769)	(39,426)	(28,718)
Operating expenses	(3,686)	(3,483)	(10,590)	(9,401)
Gain on sale of timberland	9,188	-	9,188	-
General and administrative expenses	(941)	(1,002)	(2,713)	(3,433)
Income (loss) from operations	9,191	(530)	26,576	10,087

Other expense
Interest expense, net	(659)	(385)	(1,862)	(1,083)

Income (loss) before income taxes	8,532	(915)	24,714	9,004
Income tax benefit (expense)	(259)	202	(485)	218
Net income (loss)	8,273	(713)	24,229	9,222

Net (income) loss attributable to noncontrolling interests - ORM Timber Funds	(6,773)	638	(8,642)	315
Net and comprehensive income (loss) attributable to unitholders	1,500	(75)	15,587	9,537

Allocable to general partners	$21	$(1)	$214	$131
Allocable to limited partners	1,479	(74)	15,373	9,406
Net and comprehensive income (loss) attributable to unitholders	$1,500	$(75)	$15,587	$9,537

Basic and diluted earnings (loss) per unit attributable to unitholders	$0.34	$(0.03)	$3.52	$2.09

Basic and diluted weighted average units outstanding	4,350	4,371	4,376	4,369

Distributions per unit	$0.65	$0.55	$1.85	$1.45

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Pope Resources, a Delaware Limited Partnership
Nine Months Ended September 30, 2014 and 2013
(in thousands)
	2014	2013
Net income	$24,229	$9,222
Adjustments to reconcile net income to net cash provided by operating activities
Depletion	9,382	8,700
Timber depletion on land sale	-	296
Equity-based compensation	698	988
Depreciation and amortization	542	525
Deferred taxes	207	(262)
Cost of land sold	8,378	1,529
Gain on sale of timberland	(9,188)	-
(Gain) loss on disposal of property and equipment	(1)	57
Cash flows from changes in operating accounts
Accounts receivable, net	(345)	(1,213)
Prepaid expenses and other assets	13	53
Real estate project expenditures	(3,438)	(6,859)
Accounts payable and accrued liabilities	(1,527)	1,652
Deferred revenue	294	(960)
Environmental remediation	(694)	(441)
Other current and long-term liabilities	(159)	(12)
Net cash provided by operating activities	28,391	$13,275

Cash flows from investing activities
Purchase of short-term investments	(4,000)	-
Reforestation and roads	(1,543)	(1,399)
Buildings and equipment	(253)	(205)
Deposit for acquisition of timberland	(3,600)	-
Acquisition of timberland	(321)	-
Proceeds from sale of timberland	38,147	-
Net cash provided by (used in) investing activities	28,430	(1,604)

Cash flows from financing activities
Proceeds from issuance of long-term debt	-	14,000
Repayment of long-term debt	(82)	(91)
Unit repurchase	(7,363)	-
Proceeds from preferred stock issuance - ORM Timber Funds	125	-
Payroll taxes paid on unit net settlements	(196)	(241)
Cash distributions to unitholders	(8,225)	(6,443)
Cash distributions - ORM Timber Funds, net of distributions to Partnership	(5,854)	(15,752)
Capital call - ORM Timber Funds, net of Partnership contribution	-	137
Net cash used in financing activities	(21,595)	(8,390)

Net increase in cash and cash equivalents	35,226	3,281
Cash and cash equivalents at beginning of period	6,960	3,779
Cash and cash equivalents at end of period	$42,186	$7,060

See accompanying notes to condensed consolidated financial statements.

POPE RESOURCES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2014

1.
The condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013 and the related condensed consolidated statements of comprehensive income for the three- and nine-month periods and cash flows for the nine-month periods ended September 30, 2014 and 2013 have been prepared by Pope Resources, A Delaware Limited Partnership (the “Partnership”), pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements are unaudited, but, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2013, is derived from the Partnership’s audited consolidated financial statements and notes thereto for the year ended December 31, 2013, and should be read in conjunction with such financial statements and notes. The results of operations for the interim periods are not indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2014.

2.
The financial statements in the Partnership’s 2013 annual report on Form 10-K include a summary of significant accounting policies of the Partnership and should be read in conjunction with this Quarterly Report on Form 10-Q.

In April 2014, the FASB issued ASU 2014-08 Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.  The ASU is effective for annual and interim periods beginning in 2015, though early adoption is permitted.  The Partnership adopted this standard in the second quarter of 2014.  Under this new standard, Fund I’s sales of its tree farms, described in note 5, are not considered discontinued operations because the acquisition and sale of tree farms by the timber funds does not constitute a change in strategy.  The Partnership continues to invest in and manage private equity timber funds.

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

5.
ORM Timber Fund I, LP (Fund I), ORM Timber Fund II, Inc. (Fund II), and ORM Timber Fund III (REIT) Inc. (Fund III), collectively “the Funds”, were formed by Olympic Resource Management LLC (ORMLLC), a wholly owned subsidiary of Pope Resources, for the purpose of attracting capital to purchase timberlands. The objective of these Funds is to generate a return on investments through the acquisition, management, value enhancement and sale of timberland properties. Each Fund will operate for a term of ten years from the end of the respective investment period, with Fund I terminating in August 2017, Fund II terminating in March 2021, and Fund III terminating on the tenth anniversary of the completion of its investment period.  Fund III’s investment period will end at the earlier of placement of all committed capital or July 31, 2015.

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

The Partnership’s condensed consolidated balance sheet included assets and liabilities of the Funds as of September 30, 2014 and December 31, 2013, which were as follows:

(in thousands)	September 30, 2014	December 31, 2013
Assets:
Cash	$38,528	$1,256
Land and timber held for sale	$16,196	-
Other current assets	4,520	362
Total current assets	59,244	1,618
Timber, timberland and roads, net of accumulated depletion (2014 - $24,445; 2013 - $28,713)	160,115	211,871
Other long-term assets	130	125
Total assets	$219,489	$213,614
Liabilities and equity:
Current liabilities excluding long-term debt	$3,770	$1,747
Current portion of long-term debt	-	3
Total current liabilities	3,770	1,750
Long-term debt, net of current portion	42,980	42,980
Total liabilities	46,750	44,730
Funds' equity	172,739	168,884
Total liabilities and equity	$219,489	$213,614

In September 2014, Fund I sold one of its two tree farms located in western Washington for $39.0 million and recognized a gain on the sale of $9.2 million. This tree farm’s carrying value consisted of $26.6 million for timber and roads plus $2.4 million for the land itself.

In October 2014, Fund I entered into an agreement and sold its remaining tree farm, located in western Washington, for $31.5 million.  The carrying value of this tree farm has been reclassified to land and timber held for sale on the balance sheet as of September 30, 2014.

The Partnership’s share of the pretax profit or loss generated by these two Fund I tree farms was a profit of $1.8 million and a loss of $41,000 for the third quarter of 2014 and 2013, respectively.  For the first nine months of 2014 and 2013, the Partnership’s share of the pretax profit or loss generated by these two Fund I tree farms was a profit of $1.7 million and a loss of $61,000, respectively.  The aforementioned 2014 pretax profit amounts include the Partnership’s share of the gain on sale of timberland.

In August 2014, Fund III entered into an agreement to acquire a 13,000-acre tree farm in northwestern Oregon for $72.0 million.  In connection with the agreement, Fund III has paid deposits totaling $3.6 million that are reflected in the condensed consolidated balance sheet in prepaid expenses and other current assets.  The transaction closed in October 2014.  The purchase price was financed in part by a $14.4 million loan from Northwest Farm Credit Services (NWFCS) with the remainder coming from capital contributed by Fund III’s investors.

6.
In the presentation of the Partnership’s revenue and operating income (loss) by segment, all intersegment revenue and expense is eliminated to determine operating income (loss) reported externally. The following tables reconcile internally reported income (loss) from operations to externally reported income (loss) from operations by business segment, for the three and nine months ended September 30, 2014 and 2013:

	Fee Timber
Three Months Ended	Pope Resources	ORM Timber	Total Fee	Timberland	Real
September 30, (in thousands)	Timber	Funds	Timber	Management	Estate	Other	Consolidated
2014
Revenue internal	$6,216	$6,321	$12,537	$814	$1,402	$-	$14,753
Eliminations	(154)	-	(154)	(814)	(30)	-	(998)
Revenue external	6,062	6,321	12,383	-	1,372	-	13,755

Cost of sales	(3,112)	(4,932)	(8,044)	-	(1,081)	-	(9,125)

Operating, general and administrative expenses internal	(1,400)	(1,671)	(3,071)	(695)	(888)	(971)	(5,625)
Eliminations	-	814	814	154	-	30	998
Operating, general and administrative expenses external	(1,400)	(857)	(2,257)	(541)	(888)	(941)	(4,627)
Gain on sale of timberlands	-	9,188	9,188	-	-	-	9,188

Income (loss) from operations internal	1,704	8,906	10,610	119	(567)	(971)	9,191
Eliminations	(154)	814	660	(660)	(30)	30	-

Income (loss) from operations external	$1,550	$9,720	$11,270	$(541)	$(597)	$(941)	$9,191

2013
Revenue internal	$5,167	$5,300	$10,467	$701	$1,454	$-	$12,622
Eliminations	(168)	-	(168)	(701)	(29)	-	(898)
Revenue external	4,999	5,300	10,299	-	1,425	-	11,724

Cost of sales	(2,374)	(4,475)	(6,849)	-	(920)	-	(7,769)

Operating, general and administrative expenses internal	(1,231)	(1,386)	(2,617)	(649)	(1,087)	(1,030)	(5,383)
Eliminations	1	695	696	174	-	28	898

Operating, general and administrative expenses external	(1,230)	(691)	(1,921)	(475)	(1,087)	(1,002)	(4,485)

Income (loss) from operations internal	1,562	(561)	1,001	52	(553)	(1,030)	(530)
Eliminations	(167)	695	528	(527)	(29)	28	-

Income (loss) from operations external	$1,395	$134	$1,529	$(475)	$(582)	$(1,002)	$(530)

	Fee Timber
Nine Months Ended	Pope Resources	ORM Timber	Total	Timberland	Real
September 30, (in thousands)	Timber	Funds	Fee Timber	Management	Estate	Other	Consolidated
2014
Revenue internal	$26,398	$26,058	$52,456	$2,529	$18,219	$-	$73,204
Eliminations	(469)		(469)	(2,529)	(89)	-	(3,087)
Revenue external	25,929	26,058	51,987	-	18,130	-	70,117

Cost of sales	(11,266)	(18,217)	(29,483)	-	(9,943)	-	(39,426)

Operating, general and administrative expenses internal	(3,930)	(4,751)	(8,681)	(2,130)	(2,777)	(2,802)	(16,390)
Eliminations		2,529	2,529	469	-	89	3,087

Operating, general and administrative expenses external	(3,930)	(2,222)	(6,152)	(1,661)	(2,777)	(2,713)	(13,303)
Gain on sale of timberlands	-	9,188	9,188	-	-	-	9,188

Income (loss) from operations internal	11,202	12,278	23,480	399	5,499	(2,802)	26,576
Eliminations	(469)	2,529	2,060	(2,060)	(89)	89	-

Income (loss) from operations external	$10,733	$14,807	$25,540	$(1,661)	$5,410	$(2,713)	$26,576

2013
Revenue internal	$24,924	$19,378	$44,302	$2,114	$7,898	$-	$54,314
Eliminations	(449)	-	(449)	(2,114)	(112)	-	(2,675)
Revenue external	24,475	19,378	43,853	-	7,786	-	51,639

Cost of sales	(10,394)	(15,235)	(25,629)	-	(3,089)	-	(28,718)

Operating, general and administrative expenses internal	(3,378)	(3,888)	(7,266)	(1,939)	(2,784)	(3,520)	(15,509)
Eliminations	25	2,108	2,133	455	-	87	2,675

Operating, general and administrative expenses external	(3,353)	(1,780)	(5,133)	(1,484)	(2,784)	(3,433)	(12,834)

Income (loss) from operations internal	11,152	255	11,407	175	2,025	(3,520)	10,087
Eliminations	(424)	2,108	1,684	(1,659)	(112)	87	-

Income (loss) from operations external	$10,728	$2,363	$13,091	$(1,484)	$1,913	$(3,433)	$10,087

7.
Basic and diluted earnings per unit are calculated by dividing net income (loss) attributable to unitholders, adjusted for non-forfeitable distributions paid out to unvested restricted unitholders and preferred shareholders of Fund II and Fund III, by the weighted average units outstanding during the period.  There were no dilutive securities outstanding during the periods presented. The following table shows the calculation of basic and diluted income (loss) per unit:

	Quarter Ended		Nine Months Ended
	September 30		September 30
(in thousands, except per unit amounts)	2014	2013	2014	2013
Net income (loss) attributable to Pope Resources' unitholders	$1,500	$(75)	$15,587	$9,537
Less:
Net income attributable to unvested restricted unitholders	(23)	(39)	(168)	(402)
Preferred share dividends - ORM Timber Funds	(8)	(4)	(23)	(12)
Net income (loss) for calculation of EPS	$1,469	$(118)	$15,396	$9,123

Basic and diluted weighted average units outstanding	4,350	4,371	4,376	4,369

Basic and diluted earnings (loss) per unit	$0.34	$(0.03)	$3.52	$2.09

8.
In January 2014, the Partnership granted 9,966 restricted units pursuant to the management incentive compensation program. These restricted units vest ratably over four years with the grant date fair value equal to the market price on the date of grant. Simultaneous with the restricted unit grant to management, members of our Board of Directors received 3,000 restricted units. Restricted units granted to directors are not part of the management incentive compensation program, but are included in the calculation of total equity compensation expense. These awards to directors vest 50% on the third anniversary and 50% on the fourth anniversary of the date of grant. Total equity compensation expense is recognized over the vesting period. We recognized $177,000 and $225,000 of equity compensation expense in the third quarter of 2014 and 2013, respectively, and $698,000 and $988,000 for the nine months ended September 30, 2014 and 2013, respectively, related to these incentive compensation programs.

9.
Supplemental disclosure of cash flow information: interest paid, net of amounts capitalized, totaled $1.8 million and $973,000 for the first nine months of 2014 and 2013, respectively. During the nine months ended September 30, 2014, the Partnership paid income taxes of $71,000 and received a net income tax refund of $172,000 during the first nine months of 2013.

10.
The Partnership’s financial instruments include cash and cash equivalents, short-term investments and accounts receivable, for which the carrying amount of each represents fair value based on current market interest rates or their short-term nature. Carrying amounts of contracts receivable, although long-term, also approximate fair value based on current market rates.

The Partnership’s and the Funds’ fixed-rate debt collectively have a carrying value of $75.6 million and $75.7 million as of September 30, 2014 and December 31, 2013, respectively.   The estimated fair value of this debt, based on current interest rates for similar instruments (Level 2 inputs in the Fair Value Hierarchy), is approximately $81.5 million and $77.5 million, as of September 30, 2014 and December 31, 2013, respectively.

11.
The Partnership had an accrual for estimated environmental remediation costs of $12.5 million and $13.2 million as of September 30, 2014 and December 31, 2013, respectively. The environmental remediation liability represents management’s estimate of payments to be made to monitor and remediate certain areas in and around the townsite/millsite of Port Gamble, and at Port Ludlow, Washington.

In December of 2013, a consent decree and Clean-up Action Plan (CAP) related to Port Gamble were finalized with the Department of Ecology (DOE) and filed with Kitsap County Superior Court.  The scope of the clean-up in the final CAP is similar to that contemplated in the second quarter of 2012 when an additional accrual of $12.5 million was recorded. Certain unresolved issues remain; principally related to the degree to which the Department of Natural Resources (DNR), the other potentially liable party (PLP) in Port Gamble, is going to participate in funding the costs of clean-up, as well as finalizing the detailed design of certain elements of the remediation activity.

In developing its estimate of the Port Gamble environmental liability, management has employed a Monte Carlo statistical simulation model that, as of December 31, 2013, suggested a potential aggregate range of clean-up costs from $11.4 million to $15.3 million.  The $12.5 million liability recorded by the Company as of September 30, 2014 is based on the 50th percentile within the range, after payments made to date, which management considers the best estimate of the most likely outcome at this time.

The environmental liability at September 30, 2014 is comprised of $2.1 million that management expects to expend in the next 12 months and $10.4 million thereafter.

Activity in the environmental liability is as follows:

	Balances at	Additions	Expenditures
	the Beginning	to	for	Balance at
(in thousands)	of the Period	Accrual	Remediation	Period-end
Year ended December 31, 2012	$2,203	$12,500	$761	$13,942
Year ended December 31, 2013	13,942	-	701	13,241
Quarter ended March 31, 2014	13,241	-	11	13,230
Quarter ended June 30, 2014	13,230	-	203	13,027
Quarter ended September 30, 2014	13,027	-	480	12,547

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

EXECUTIVE OVERVIEW

Pope Resources, A Delaware Limited Partnership (“we” or the “Partnership”), is engaged in three primary businesses. The first, and by far most significant segment in terms of owned assets and operations, is the Fee Timber segment. This segment includes timberlands owned directly by the Partnership and operations of the three private equity funds (“Fund I”, “Fund II”, and “Fund III”, collectively, the “Funds”). When we refer to the timberland owned by the Partnership, we describe it as the Partnership’s tree farms. We refer to timberland owned by the Funds as the Funds’ tree farms. When referring collectively to the Partnership’s and Funds’ timberlands we will refer to them as the Combined tree farms. Operations in this segment consist of growing timber to be harvested as logs for sale to export brokers and domestic manufacturers. The second most significant business in terms of total assets owned is the development and sale of real estate. Real Estate activities primarily take the form of securing permits, entitlements, and, in some cases, installing infrastructure for raw land development and then realizing that land’s value by selling larger parcels to buyers who will take the land further up the value chain, either to home buyers or to developers and lessors of commercial property. Since these projects span multiple years, the Real Estate segment may incur losses for multiple years while a project is developed, and will not recognize operating income until that project is sold. In addition, within this segment we sometimes negotiate and sell development rights in the form of conservation easements (CE’s) on Fee Timber properties to preclude future development. Our third business, which we refer to as Timberland Management, is engaged in organizing and managing private equity timber funds using capital invested by third parties and the Partnership.

Our current strategy for adding timberland acreage is centered on our private equity timber fund business model. We have closed and invested capital from three timber funds, with assets under management totaling approximately $262 million as of September 30, 2014 based on the most recent appraisals. Our 20% co-investments in Funds I and II, and our 5% co-investment in Fund III, which collectively totaled $32 million at time of acquisition, afford us a share of the Funds’ operating cash flows while also allowing us to earn asset management and timberland management fees, as well as potential future incentive fees, based upon the overall success of each fund. We also believe that this strategy allows us to maintain sophisticated expertise in timberland acquisition, valuation, and management more cost-effectively than we could maintain for the Partnership’s timberlands alone. We believe our co-investment strategy also enhances our credibility with existing and prospective investors by demonstrating that we have both an operational and a financial commitment to the Funds’ success.

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

Third quarter highlights

●
Harvest volume was 19 million board feet (MMBF) in Q3 2014 compared to 16 MMBF in Q3 2013, an 18% increase.  Harvest volume for the first nine months of 2014 was 75 MMBF compared to 69 MMBF for the first nine months of 2013, an 8% increase.

●
Average realized log price per thousand board feet (MBF) was $568 in Q3 2014 compared to $591 per MBF in Q3 2013, a 4% decrease.  For the first nine months of 2014, the average realized log price per MBF was $643 compared to $609 per MBF for the first nine months of 2013, a 6% increase.

●
Fund properties contributed 50% of Q3 2014 harvest volume, compared to 53% in Q3 2013.  For the first nine months of 2014, Fund properties contributed 52% of harvest volume, compared to 46% for the first nine months of 2013.

●
As a percentage of total harvest, softwood sawlog volume sold to export markets in Q3 2014 was 28%, down from 45% in Q3 2013, while the mix of softwood sawlog volume sold to domestic markets increased correspondingly to 56% in Q3 2014 from 36% in Q3 2013.  For the first nine months of the year, the relative percentages of softwood sawlog volume sold to export and domestic markets were 35% and 49%, respectively, compared to 33% and 49% in 2013.

●
The percentage of total harvest comprised of Douglas-fir sawlogs dropped to 37% in Q3 2014 from 50% in Q3 2013, with a corresponding increase in the whitewood component to 39% in Q3 2014 from 27% in Q3 2013.  Paralleling this species pattern shift, for the first nine months of 2014, the relative mix of Douglas-fir and whitewood was 48% and 32%, respectively, compared to 61% and 20% for the first nine months of 2013.

●	Our Fund I sold its Green River tree farm for $39.0 million, recognizing a gain on the sale of $9.2 million, with $1.8 million attributable to Pope Resources’ unitholders.

●
We closed on 10 single-family residential lots in Gig Harbor for a total sales price of $900,000 during Q3 2014, while in Q3 2013 we had no closings but did recognize $1.0 million of previously deferred land sale revenue.

Outlook

We expect our harvest volume for the full year 2014 to be between 95 and 98 MMBF, including timber deed sales, with the final total depending on log market conditions for the balance of the year

In the first nine months of 2014, we closed on the sale of a number of Real Estate properties and although we expect to close on several more during the fourth quarter, some of these transactions may not occur until early 2015 due to permitting or other delays.

In October 2014, Fund I sold its remaining tree farm for $31.5 million and Fund III acquired a 13,000-acre tree farm in northwestern Oregon for $72.0 million.

RESULTS OF OPERATIONS

The following table reconciles and compares key revenue and cost elements that impacted our net income for the respective quarters and nine months ended September 30, 2014 and 2013.  The explanatory text that follows the table describes in detail certain of these changes by business segment.

		Nine Months
	Quarter Ended	Ended
(in thousands)	September 30,	September 30,
Net income (loss) attributable to Pope Resources' unitholders:
2014 period	$1,500	$15,587
2013 period	(75)	9,537
Variance	$1,575	$6,050
Detail of variance:
Fee Timber
Log volumes (A)	$1,719	$3,372
Log price realizations (B)	(437)	2,548
Gain on sale of timberland	9,188	9,188
Timber deed sales	522	404
Production costs	(518)	(3,172)
Depletion	(677)	(682)
Other Fee Timber	(56)	791
Timberland Management	(66)	(177)
Real Estate
Land sales	584	3,894
Timber depletion on land sale	-	376
Other Real Estate	(599)	(773)
General & administrative costs	61	720
Net interest expense	(274)	(779)
Income taxes	(461)	(703)
Noncontrolling interests	(7,411)	(8,957)
Total variances	$1,575	$6,050

(A) Volume variance calculated by extending change in sales volume by the average log sales price for the comparison period.
(B) Price variance calculated by extending the change in average realized price by current period sales volume.

Fee Timber

Fee Timber results include operations from 110,000 acres of timberland owned by the Partnership and 75,000 acres of timberland owned by the Funds. Fee Timber revenue is earned primarily from the harvest and sale of logs from these timberlands which are located in western Washington, northwestern Oregon, and northern California. This revenue source is driven primarily by the volume of timber harvested and the average log price realized on the sale of that timber. Our volume harvested is typically based on manufactured log sales to domestic mills or log export brokers. We also occasionally sell rights to harvest timber (timber deed sale) from the Combined tree farms. During Q2 2013, Q3 2013, and Q3 2014, we sold volume under timber deed sales from Fund III’s timberland. The metrics used to calculate volumes sold and average price realized during the reporting periods exclude the timber deed sales, except where stated otherwise. Harvest volumes are generally expressed in million board feet (MMBF) increments while harvest revenue and related costs are generally expressed in terms of revenue or cost per thousand board feet (MBF). Fee Timber revenue is also derived from commercial thinning operations, ground leases for cellular communication towers, and royalties from gravel mines and quarries, all of which, along with timber deed sales, are included in Other Revenue below.

On September 30, 2014, Fund I sold the 16,000-acre Green River tree farm in western Washington for $39.0 million and recorded a gain of $9.2 million.

Revenue and operating income for the Fee Timber segment for the quarters ended September 30, 2014, June 30, 2014, and September 30, 2013 were as follows:

(in millions) Quarter ended	Log Sale Revenue	Other Revenue	Total Fee Timber Revenue	Gain on Sale of Timberland	Operating Income	Harvest Volume (MMBF)
Partnership tree farms	$5.4	$0.7	$6.1	$-	$1.6	9.5
Funds' tree farms	5.3	1.0	6.3	9.2	9.7	9.5
Total Fee Timber September 30, 2014	$10.7	$1.7	$12.4	$9.2	$11.3	19.0

Partnership tree farms	$7.9	$0.8	$8.7	$-	$3.0	12.7
Funds' tree farms	8.5	0.3	8.8	-	2.0	13.4
Total Fee Timber June 30, 2014	$16.4	$1.1	$17.5	$-	$5.0	26.1

Partnership tree farms	$4.6	$0.4	$5.0	$-	$1.4	7.6
Funds' tree farms	4.8	0.5	5.3	-	0.1	8.5
Total Fee Timber September 30, 2013	$9.4	$0.9	$10.3	$-	$1.5	16.1

Operating Income

Comparing Q3 2014 to Q2 2014.  Operating income increased $6.3 million, or 126%, from $5.0 million in Q2 2014 to $11.3 million in Q3 2014 primarily as a result of a $9.2 million gain on the sale of our Funds’ Green River tree farm. This was offset partially by a 20% decrease in harvest volume, including timber deed sales, 10% decrease in average realized log prices, and a $144,000 increase in operating expenses.

Comparing Q3 2014 to Q3 2013.  Operating income increased $9.8 million, from $1.5 million in Q3 2013 to $11.3 million in Q3 2014 primarily as a result of a $9.2 million gain on the sale of our Funds’ Green River tree farm, and the 22% increase in harvest volume, including timber deed sales. This was offset partially by a 4% decrease in average realized log prices and a $334,000 increase in operating expenses.

Revenue

Comparing Q3 2014 to Q2 2014.  Log sale revenue in Q3 2014 decreased $5.7 million, or 35%, from $16.4 million in Q2 2014 to $10.7 million in Q3 2014. Weaker log prices in both the domestic and export log markets caused a 10% decrease in average realized price while a seasonal slowdown in our harvest volume resulted in a 27% reduction in harvest volume during the current quarter. The market price for logs typically declines during the summer months when favorable weather conditions bring increased supply to the market, resulting in weaker prices. We often plan our annual harvest with the expectation that we will throttle back our harvest levels during the third quarter, saving the volume for seasonally stronger markets during other times of the year. In addition, log inventories continued to expand at Asian ports as end-user demand for logs failed to keep pace with log imports. Without the price support in the export market, prices in the domestic market fell as well, with only minimal support from the very slow housing market recovery.

The increase in Other Revenue generated in Q3 2014 compared to Q2 2014 consisted primarily of a timber deed sale by Fund III of $775,000 representing 1.9 MMBF of timber, offset partially by less commercial thinning revenue on the Combined tree farms. Commercial thinning consists of the selective cutting of timber stands not yet of optimal harvest age.  However, they do have some commercial value, thus allowing us to earn revenue while at the same time improving the growth characteristics of the remaining stand.

Comparing Q3 2014 to Q3 2013.  Log sale revenue in Q3 2014 increased $1.3 million, or 14%, from $9.4 million in Q3 2013 to $10.7 million in Q3 2014. The improved log revenue was attributable to an 18% increase in harvest volume, partially offset by a 4% decrease in average realized log prices. The increase in volume is attributable to harvest operations on Fund III’s northern California tree farm whereas during Q3 2013 this tree farm’s only revenue came from a timber deed sale that is included in Other Revenue.

The increase in Other Revenue from Q3 2013 to Q3 2014 consisted primarily of increases in Fund III’s timber deed sale revenue and commercial thinning revenue from the Combined tree farms.

Revenue and operating income for the Fee Timber segment for the nine months ended September 30, 2014 and 2013 were as follows:

(in millions) Nine Months Ended	Log Sale Revenue	Other Revenue	Total Fee Timber Revenue	Gain on Sale of Timberland	Operating Income	Harvest Volume (MMBF)
Partnership tree farms	$23.5	$2.4	$25.9	$-	$10.7	36.2
Funds' tree farms	$24.6	$1.5	$26.1	9.2	$14.8	38.8
Total Fee Timber September 30, 2014	$48.1	$3.9	$52.0	$9.2	$25.5	75.0

Partnership tree farms	$23.5	$1.0	$24.5	$-	$10.7	37.4
Funds' tree farms	18.8	0.6	19.4	-	2.4	32.0
Total Fee Timber September 30, 2013	$42.3	$1.6	$43.9	$-	$13.1	69.4

Operating Income

Comparing YTD 2014 to YTD 2013.  Operating income increased by $12.4 million, or 95%, from $13.1 million in the first nine months of 2013 to $25.5 million in the first nine months of 2014 primarily as a result of: the $9.2 million gain on the sale of our Funds’ Green River tree farm; an 8% increase in harvest volume, including timber deed sales; and a 6% increase in average realized log prices. This was offset partially by a $1.1 million increase in operating expenses.

Revenue

Comparing YTD 2014 to YTD 2013.  Log sale revenue increased $5.8 million, or 14%, from $42.3 million in 2013 to $48.1 million in 2014. The improvement was due to an 8% increase in harvest volume and 6% higher average realized log prices. The increases in both harvest volume and average log prices resulted from stronger demand from both domestic and export markets compared to a year ago. The increase in Other Revenue in 2014 compared to 2013 was due primarily to an increase in commercial thinning activity.

Log Volume

We harvested the following log volumes by species from the Combined tree farms, exclusive of timber deed sales, for the quarters ended September 30, 2014, June 30, 2014, and September 30, 2013:

Volume (in MMBF)		Quarter Ended
Sawlogs		Sep-14 % Total		Jun-14 % Total		Sep-13 % Total
	Douglas-fir	7.0	37%	10.9	42%	8.1	50%
	Whitewood	7.5	39%	9.6	37%	4.4	27%
	Pine	1.3	7%	0.5	2%	-	0%
	Cedar	0.2	1%	0.8	3%	0.5	3%
	Hardwood	0.4	2%	0.5	2%	0.6	4%
Pulpwood
	All Species	2.6	14%	3.8	14%	2.5	16%
Total		19.0	100%	26.1	100%	16.1	100%

Comparing Q3 2014 to Q2 2014. Harvest volume decreased 7.1 MMBF, or 27%, from 26.1 MMBF in Q2 2014 to 19.0 MMBF in Q3 2014. The third quarter is typically our lowest-volume quarter as log prices generally weaken when favorable weather conditions allow timberland owners access to all elevations throughout the Pacific Northwest. Accordingly, we take advantage of our timberlands with favorable terrain characteristics by concentrating our harvest in periods when prices tend to be stronger. Douglas-fir harvest volume, as a percent of overall harvest, decreased from 42% in Q2 2014 to 37% in Q3 2014. Conversely, the component of whitewood harvest volume increased from 37% in Q2 2014 to 39% in Q3 2014. Pine harvest volume, as a percent of overall harvest, increased from 2% in Q2 2014 to 7% in Q3 2014. This shift in species mix is the result of the seasonal slowdown of harvest operations on the Combined tree farms in Washington and Oregon, coupled with the increase in harvest volume from the Fund III’s northern California tree farm which is located at a higher elevation making winter logging impractical.

 Comparing Q3 2014 to Q3 2013. Harvest volume increased 2.9 MMBF, or 18%, from 16.1 MMBF in Q3 2013 to 19.0 MMBF in Q3 2014. The increase is attributable to harvest activity in Q3 2014 on Fund III’s northern California tree farm whose only volume during Q3 2013 consisted of a timber deed sale. Douglas-fir harvest volume, as a percent of overall harvest, decreased from 50% in Q3 2013 to 37% in Q3 2014. Conversely, the component of whitewood harvest volume increased from 27% in Q3 2013 to 39% in Q3 2014.  Pine harvest volume increased from 0% in Q3 2013 to 7% in Q3 2014, while the minor species of cedar and hardwood experienced a corresponding decline. These shifts in species mix are attributable to the harvest operations on Fund III’s northern California tree farm in Q3 2014 and the mix of stands harvested this year versus last year.

We harvested the following log volumes by species from the Combined tree farms, exclusive of the aforementioned timber deed sales, for the nine months ended September 30, 2014 and 2013:

Volume (in MMBF)		Nine Months Ended
Sawlogs		Sep-14	% Total	Sep-13	% Total
	Douglas-fir	35.9	48%	42.0	61%
	Whitewood	23.8	32%	14.1	20%
	Pine	1.8	2%	-	0%
	Cedar	1.7	2%	1.3	2%
	Hardwood	1.9	3%	2.0	3%
Pulpwood
	All Species	9.9	13%	10.0	14%
Total		75.0	100%	69.4	100%

Comparing YTD 2014 to YTD 2013. Harvest volume increased 5.6 MMBF, or 8%, from 69.4 MMBF in the first nine months of 2013 to 75.0 MMBF in the corresponding period of 2014. The increase in harvest volume is attributable to stronger demand in both the domestic and export markets compared to a year ago, as well as the commencement in Q1 2014 of our first harvest operations on the northern California tree farm owned by Fund III. Douglas-fir harvest volume, as a percentage of overall harvest, decreased from 61% in 2013 to 48% in 2014.  Conversely, the component of whitewood and pine harvest volume increased from 20% in 2013 to 34% in 2014.  This shift in mix from Douglas-fir to whitewood and pine is attributable to the increase in share of harvest volume coming from Fund properties, 46% in 2013 compared to 52% in 2014. The Funds’ properties have a heavier component of whitewood than the Partnership properties.

Log Prices

Logs from the Combined tree farms serve a number of different domestic and export markets, with domestic mills historically representing our largest market destination. Export customers consist of log brokers who sell the logs primarily to Japan, China and, to a lesser degree, Korea.

We realized the following log prices by species for the quarters ended September 30, 2014, June 30, 2014, and September 30, 2013:

		Quarter Ended
		Sep-14	Jun-14	Sep-13
Average price realizations (per MBF):
Sawlogs
	Douglas-fir	$637	$694	$657
	Whitewood	590	653	615
	Pine	514	525	-
	Cedar	1,004	1,270	1,087
	Hardwood	613	597	555
Pulpwood	All Species	302	281	252
Overall		568	630	591

The following table compares the dollar and percentage change in log prices from each of Q2 2014 and Q3 2013 to Q3 2014:

		Change to Q3 2014 from Quarter Ended
		Jun-14		Sep-13
		$/MBF	%	$/MBF	%
Sawlogs	Douglas-fir	$(57)	-8%	$(20)	-3%
	Whitewood	(63)	-10%	(25)	-4%
	Pine	(11)	-2%	n/a	n/a
	Cedar	(266)	-21%	(83)	-8%
	Hardwood	16	3%	58	10%
Pulpwood	All Species	21	7%	50	20%
Overall		(62)	-10%	(23)	-4%

Overall realized log prices in Q3 2014 were 10% lower than Q2 2014 and 4% lower than Q3 2013. Our overall average is heavily influenced by price movements for our two most prevalent species on the Combined tree farms, Douglas-fir and whitewood, and the relative mix of harvest volume between those two species.

From Q2 2014 to Q3 2014, export log prices for these two species continued to decline as log inventories built up steadily at Chinese ports and demand from Japan softened in response to its consumption tax increase earlier in the year. This in turn contributed to a decline in domestic log prices as demand from the U.S. housing market was not strong enough to compensate for the decline in demand from the export market. In addition, as mentioned above, the shifts in species mix from Douglas-fir in Q2 2014 to whitewood and pine in Q3 2014 also contributed to the log price decline.

From Q3 2013 to Q3 2014, the decline in average realized log prices was attributable to both the shifts in species mix from Douglas-fir in Q3 2013 to whitewood and pine in Q3 2014 and a generally weaker log market due to decreased demand from our export and domestic customers.

The following table compares realized log prices by species for the first nine months of 2014 and 2013, as well as the dollar and percentage change in log prices between the two periods:

		Nine Months Ended
		Sep-14			Sep-13
			∆ from Sep-14 to Sep-13
			$/MBF	%
Sawlogs	Douglas-fir	$719	$41	6%	$678
	Whitewood	645	35	6%	610
	Pine	508	508	n/a	-
	Cedar	1,295	143	12%	1,152
	Hardwood	602	71	13%	531
Pulpwood	All Species	282	13	5%	269
Overall		643	34	6%	609

Overall realized log prices increased 6%, from $609/MBF in the first nine months of 2013 to $643/MBF in the corresponding period of 2014. The overall average is heavily influenced by strong log prices early in the year when we conducted a larger portion of our year-to-date harvest operations due to stronger demand in both the export and domestic markets.

Douglas-fir: Douglas-fir is noted for its structural characteristics that make it generally preferable to other softwoods for construction grade lumber and plywood. Demand and price for Douglas-fir sawlogs have historically been driven largely by the level of new home construction in the United States. Since late 2009, however, increased demand from China has also been a driver of demand and price for Douglas-fir sawlogs. During 2014, log supply at Chinese ports has expanded as demand by end users in China for logs failed to keep pace with the log volume received into those ports. In addition, demand from Japan has been quelled due to the increase in the consumption tax earlier in the year. These lower export prices served to drag down prices in the domestic market as well. As such, realized Douglas-fir prices decreased 8% in Q3 2014 versus Q2 2014. When comparing the current quarter to the comparable period in the prior year, generally weaker demand from our export and domestic customers combined with a less valuable mix of sawlogs served to lower realized Douglas-fir log prices 3% versus Q3 2013. However, on a year-to-date basis, demand has been stronger in 2014 compared to 2013, resulting in a 6% increase in realized price.

Whitewood: Whitewood is a term used to describe several softwood species, but for us refers primarily to western hemlock. Though generally considered to be of a lower quality than Douglas-fir, these logs are also used for manufacturing construction grade lumber.  Increased supply at Chinese ports due to heavy volumes exported throughout the year served to lower realized whitewood prices 10% in Q3 2014 versus Q2 2014. Generally weaker demand from our export and domestic customers combined with a less valuable mix of sawlogs served to decrease realized whitewood log prices 4% in Q3 2014 versus Q3 2013. However, on a year-to-date basis, demand has been stronger in 2014 compared to 2013, resulting in a 6% increase in realized price.

Pine: We have added Pine to our species mix with Fund III’s acquisition of the northern California tree farm where a large majority of our pine production originates. Pine is used primarily by plywood manufacturers, as well as for construction grade lumber and wood chips. During Q3 2014, pine prices declined 2% versus Q2 2014. We had no pine harvest volume in Q3 2013.

Cedar: Cedar is a minor component in most timber stands in our region and is used generally to manufacture products for outdoor applications such as fencing, siding, and decking. Although there is a link between demand for these products and housing starts, this link is not as strong as with most other softwood species. Cedar prices tend to be seasonal, with manufacturers generally buying volume early in the year to prepare for spring sales associated with repair and remodel projects. As such, average realized log prices for cedar decreased 21% from Q2 2014 to Q3 2014. Compared to Q3 2013, average realized cedar prices were  8% lower in Q3 2014 due to an increase in supply of cedar available to local mills. For the first nine months of the year, demand from manufacturers has been stronger than in 2013, causing cedar prices to increase 12%.

Hardwood: Hardwood is an ancillary product of our Pacific Northwest log harvest volume, and at times this product’s pricing will vary inversely to harvest volume. Hardwood can refer to many different species, but on our tree farms consists primarily of red alder. The local mills that process red alder sawlogs manufacture lumber for use in furniture and cabinet construction. Given the relatively small volume of hardwood logs that we produce, the quality and species attributes of the volume can have an outsized impact on our price realizations, although of course that same factor means that these variations have relatively little impact on our total Fee Timber revenues. Hardwood prices increased 3% from Q2 2014 to Q3 2014, and increased 10% from Q3 2013 to Q3 2014.  For the first nine months of 2014, hardwood prices were 13% higher than the corresponding period in 2013.

Pulpwood: Pulpwood is a lower quality conifer or hardwood log unsuitable for the manufacture of lumber, but useful to produce wood chips for the pulp and paper industry. During the recession, many timberland owners deferred harvest for several years and domestic mills severely curtailed operations. Pulp mills rely on woodchips either from sawmill residuals or chipped from whole logs (pulpwood). Both of these sources were in short supply during the recession. With recent increased production at local sawmills, and commensurate increase in residual woodchips, pulp mills have become less dependent on whole logs which has led to generally declining prices for pulpwood. Notwithstanding this general trend, pulpwood prices increased 7% from Q2 2014 to Q3 2014 and increased 20% from Q3 2013 to Q3 2014 due to increased demand for raw material by pulp producers. For the first nine months of 2014, pulpwood prices increased 5% from the first nine months of 2013.

Customers

The ultimate decision of whether to sell our logs into the export or domestic market is based on the net proceeds we receive after taking into account both the delivered log prices and the cost to deliver logs to the customer. As such, our reported log price realizations will reflect our properties’ proximity to customers as well as the broader log market.

The table below categorizes logs sold by customer type for the quarters ended September 30, 2014, June 30, 2014, and September 30, 2013:

	Q3 2014			Q2 2014			Q3 2013
	Volume			Volume			Volume
Destination	MMBF	%	Price	MMBF	%	Price	MMBF	%	Price
Export brokers	5.3	28%	$654	8.5	33%	$722	7.2	45%	$684
Domestic mills	11.1	58%	589	13.8	53%	669	6.4	40%	617
Pulpwood	2.6	14%	302	3.8	14%	281	2.5	17%	252
Subtotal	19.0	100%	568	26.1	100%	630	16.1	100%	591

Timber deed sale	1.9		415	-			1.0		243
Total	20.9			26.1			17.1

Comparing Q3 2014 to Q2 2014. Volume sold to the export market decreased to 28% of Q3 2014 harvest volume compared to 33% of Q2 2014 volume as demand from Asian markets declined in Q3 2014. Conversely, volume sold to the domestic market increased to 58% of Q3 2014 harvest volume compared to 53% of Q2 2014 harvest volume. As a percentage of total volume harvested, our sales to the pulpwood market remained at 14% in each of the two comparable quarters.

Comparing Q3 2014 to Q3 2013. Volume sold to export brokers as a percentage of total harvest decreased from 45% in Q3 2013 to 28% in Q3 2014. Conversely, volume sold to the domestic market increased from 40% in Q3 2013 to 58% in Q3 2014. This large shift in customer mix is attributable to 4.7 MMBF of harvest on Fund III’s northern California tree farm, all of which is delivered into the domestic market. The pulpwood mix decreased from 17% of harvest in Q3 2013 to 14% of harvest in Q3 2014.

During Q3 2013, we sold a timber deed on 1.0 MMBF of volume from Fund III’s tree farm in northern California, and in Q3 2014 we sold a timber deed on 1.9 MMBF from Fund III’s tree farm in southwest Washington. Timber deed sale prices are net of harvest, haul and tax costs and are thus lower than delivered log prices. The Q3 2013 timber deed sale price in California of $243/MBF is lower than the Q3 2014 timber deed sale price of $415/MBF in western Washington because log markets in northern California are much less influenced by the export market and carry a lower-valued species mix.

The table below categorizes logs sold by customer type for the nine month periods ended September 30, 2014 and 2013:

	Nine Months Ended
	30-Sep-14			30-Sep-13
	Volume			Volume
Destination	MMBF	%	Price	MMBF	%	Price
Export brokers	26.3	35%	$742	23.1	33%	$696
Domestic mills	38.8	52%	667	36.3	52%	648
Pulpwood	9.9	13%	282	10.0	15%	269
Subtotal	75.0	100%	643	69.4	100%	609

Timber deed sale	1.9		415	2.0		243
Total	76.9			71.4

Comparing YTD 2014 to YTD 2013. Volume sold to export brokers as a percentage of total harvest in the first nine months of the year remained fairly stable from the prior year, increasing only 2% to 35% in 2014 compared with 33% in 2013.  Volume sold as pulpwood decreased from 15% in the first nine months of 2013 to 13% in the first nine months of 2014. Volume sold to domestic mills remained static at 52% during each of the two comparable periods.

Cost of Sales

Fee Timber cost of sales, which consist predominantly of harvest, haul and depletion costs, vary with harvest volume.  Commercial thinning costs are the primary component of Other cost of sales in the tables below.

Harvest costs will vary by terrain, with steeper slopes requiring more expensive cable logging systems and a high labor component, while more moderate slopes can be harvested utilizing mechanized equipment that is less expensive. Haul costs will vary directly in proportion to the distance traveled from the logging site to the customer, and will also reflect the impact of fuel cost variability. Taken together, harvest and haul costs represent by far the most significant direct costs incurred to convert standing timber into manufactured logs and deliver those logs to the point of sale. Harvest excise tax costs vary by state, with our typical volume-weighted average ranging from $10/MBF to $14/MBF.

Depletion expense represents the cost of acquiring and growing the harvested timber. The applicable depletion rate is derived each year by dividing the sum of the cost of merchantable stands of timber and capitalized road expenditures by the estimated volume of merchantable timber available for harvest at the beginning of that year. Merchantable timber in Washington and Oregon consists of age 35 and older stands and, in California, trees with a diameter at breast height (DBH) of 16 inches or greater. The depletion rate, derived and expressed in $/MBF terms, is then multiplied by the volume harvested in a given period to calculate depletion expense for that period. Because of the relatively recent acquisition dates of the Funds’ tree farms, the depletion rates associated with harvests from those properties are considerably higher than for harvests from the Partnership’s tree farms. Partnership depletion consists primarily of historical timber cost that has been owned by the Partnership for multiple decades, with the exception of the Columbia tree farm that was acquired in 2001.

We calculate a pooled depletion rate for volume harvested from the Partnership’s tree farms. On the other hand, for the Funds we calculate separate depletion rates for each of the Fund tree farms and then present them as a blended aggregate rate weighted by the actual harvest volume from each of the tree farms.

Fee Timber cost of sales for the quarters ended September 30, 2014, June 30, 2014, and September 30, 2013, was as follows, with the first table expressing these costs in total dollars and the second table expressing those costs that are driven by volume on a per MBF basis:

(in thousands) Quarter ended	Harvest, Haul and Tax	Depletion	Other	Total Fee Timber Cost of Sales	Harvest Volume (MMBF)
Partnership tree farms	$2,377	$454	$281	$3,112	9.5
Funds' tree farms	2,326	2,477	129	4,932	11.4	*
Total Fee Timber September 30, 2014	$4,703	$2,931	$410	$8,044	20.9	*

Partnership tree farms	$3,249	$605	$390	$4,244	12.7
Funds' tree farms	3,506	2,409	176	6,091	13.4
Total Fee Timber June 30, 2014	$6,755	$3,014	$566	$10,335	26.1

Partnership tree farms	$1,921	$422	$31	$2,374	7.6
Funds' tree farms	2,545	1,832	98	4,475	9.5	*
Total Fee Timber September 30, 2013	$4,466	$2,254	$129	$6,849	17.1	*

* Volume includes 1.9 MMBF and 1.0 MMBF from timber deed sales in 2014 and 2013, respectively.

(Amounts per MBF) Quarter ended	Harvest, Haul and Tax *	Depletion *
Partnership tree farms	$250	$48
Funds' tree farms	245	217
Total Fee Timber September 30, 2014	$248	$140

Partnership tree farms	$256	$48
Funds' tree farms	262	180
Total Fee Timber June 30, 2014	$259	$115

Partnership tree farms	$253	$56
Funds' tree farms	298	192
Total Fee Timber September 30, 2013	$277	$131

* Timber deed sale volumes are excluded in the per MBF computation for harvest, haul and tax  costs but included in the per MBF computation for depletion.

Comparing Q3 2014 to Q2 2014. Cost of sales decreased $2.3 million, or 22%, from Q2 2014 to Q3 2014. The decrease was primarily attributable to a 20% decline in harvest volume – including the timber deed sales – and a 4% decline in the Harvest, Haul and Tax rate from Q2 2014 to Q3 2014. Partially offsetting these declines was a $25/MBF, or 21%, increase in the depletion rate from Q2 2014 to Q3 2014 which was the result of the Funds’ share of harvest volume – including timber deed sales – increasing from 51% in Q2 2014 to 55% in Q3 2014. Depletion rates for the Funds’ tree farms are higher than depletion rates for the Partnership’s tree farms because the former were purchased more recently.  The decrease in Other cost of sales resulted from less commercial thinning activity in Q3 2014.

Comparing Q3 2014 to Q3 2013. Cost of sales increased $1.2 million, or 17%, in Q3 2014 compared to the corresponding period in 2013. The increase was primarily attributable to a 22% rise in harvest volume – including the timber deed sales – and a 7% rise in the depletion rate from Q3 2013 to Q3 2014. Increased Fund depletion rates due to the mix of volume from the Funds’ various tree farms were only partially offset by a decrease in the Partnership’s depletion rate. The “Harvest, Haul, and Tax” rate declined 11% from Q3 2013 to Q3 2014. An increase in commercial thinning activity drove the increase in Other cost of sales.

Fee Timber cost of sales for the nine months ended September 30, 2014 and 2013, respectively, was as follows, with the first table expressing these costs in total dollars and the second table expressing those costs that are driven by volume on a per MBF basis:

(in thousands) Nine Months Ended	Harvest, Haul and Tax	Depletion	Other	Total Fee Timber Cost of Sales	Harvest Volume (MMBF)
Partnership tree farms	$8,536	$1,723	$1,007	$11,266	36.2
Funds' tree farms	10,098	7,659	460	18,217	40.7	*
Total Fee Timber September 30, 2014	$18,634	$9,382	$1,467	$29,483	76.9	*

Partnership tree farms	$8,215	$2,086	$93	$10,394	37.4
Funds' tree farms	8,523	6,614	98	15,235	33.5	*
Total Fee Timber September 30, 2013	$16,738	$8,700	$191	$25,629	70.9	*

* Volume includes 1.9 MMBF and 1.5 MMBF from timber deed sales in 2014 and 2013, respectively.

(Amounts per MBF) Nine Months Ended	Harvest, Haul and Tax *	Depletion *
Partnership tree farms	$236	$48
Funds' tree farms	260	188
Total Fee Timber September 30, 2014	$248	$122

Partnership tree farms	$220	$56
Funds' tree farms	266	197
Total Fee Timber September 30, 2013	$241	$123

* Timber deed sale volumes are excluded in the per MBF computation for harvest, haul and tax costs but included in the per MBF computation for depletion.

Comparing YTD 2014 to YTD 2013. Cost of sales increased $3.9 million, or 15%, in the first nine months of 2014 compared to the corresponding period in 2013, primarily due to an 8% increase in harvest volume – including timber deed sales – from 2013 to 2014. In addition, the Harvest, Haul and Tax rate increased $7/MBF, or 3%, while the depletion rate decreased 1%.  An increase in commercial thinning activity in 2014 drove the increase in the Other cost of sales.

Operating Expenses

Fee Timber operating expenses include the cost of maintaining existing roads and building temporary roads for harvesting, silviculture costs, and other management expenses. For the quarters ended September 30, 2014, June 30, 2014, and September 30, 2013, operating expenses were $2.3 million, $2.1 million, and $1.9 million, respectively. The $144,000 increase in operating expenses from Q2 2014 to Q3 2014 was attributable to higher silviculture expenses associated with the Funds. The $334,000 increase in operating expenses from Q3 2013 to Q3 2014 was attributable to increased acres under management following Fund III’s acquisition of 11,000 acres during Q4 2013.

Fee Timber operating expenses for the nine months ended September 30, 2014 and 2013 were $6.2 million and $5.1 million, respectively.  The $1.1 million increase is attributable to increased acres under management following Fund III’s acquisition of 11,000 acres during Q4 2013.

Timberland Management

The Timberland Management segment develops timberland investment portfolios on behalf of the Funds. On September 30, 2014, Fund I sold one of its tree farms, consisting of approximately 15,000 acres, for $39.0 million.  After this sale and as of the end of Q3 2014, our three private equity timber funds own a combined 75,000 acres of commercial timberland in western Washington, northwestern Oregon and northern California with total assets under management of $262 million based on the most recent appraisals.

Fund III is currently in the investment period for its $180 million of committed capital, of which 5%, or $9 million, represents the Partnership’s co-investment share. As of September 30, 2014, Fund III has $108.4 million of committed capital remaining to invest, which includes $5.4 million from the Partnership. The investment period for Fund III commenced on July 31, 2012, and will last for three years or until all of the committed capital is invested, whichever occurs first.

In October 2014, Fund III acquired an approximately 13,000-acre tree farm in northwestern Oregon for $72.0 million. To finance the acquisition, Fund III called $57.6 million of committed capital and borrowed $14.4 million. Following this transaction, Fund III had $50.8 million of committed capital remaining to invest, which included a remaining $2.5 million commitment from the Partnership.

In October 2014, Fund I sold its remaining tree farm, consisting of approximately 9,000 acres, for $31.5 million.

Fund Capital

The following table provides detail behind committed and called capital by fund on a life-to-date basis as of September 30, 2014.

					Distributions
	Total Fund		Partnership Co-investment		Received by
(in millions)	Commitment	Called Capital	Commitment	Called Capital	Partnership
Fund I	$62	$59	$12	$12	$1
Fund II	84	83	17	17	7
Fund III	180	72	9	4	1
Total	$326	$214	$38	$33	$9

The Partnership received combined distributions from the Funds of $1.3 million and $3.8 million for the nine months ended September 30, 2014 and 2013, respectively. Fund distributions are paid from available Fund cash, generated primarily from the harvest and sale of timber after paying all Fund expenses and management fees. In addition, during Q3 2013, Fund II made a special distribution of $14.1 million to its investors, financed by the closing of a $14 million timberland mortgage. The Partnership’s portion of this special distribution was $2.7 million, and this amount is included in the “Distributions Received” column in the above table. In addition to receiving its co-investment-based share of Fund distributions, the Partnership also earned investment and timberland management fees from the Funds which totaled $2.5 and $2.1 million for the nine months ended September 30, 2014 and 2013, respectively. These fees and distributions are eliminated in our consolidated financial statements because the Funds’ financial statements are consolidated with the Partnership’s.

Revenue and Operating Loss

 Revenue and expense generated through the management of the Funds is accounted for within the Timberland Management segment. Accounting guidance requires us to consolidate the Funds’ financial statements into the Partnership’s financial statements because the Partnership controls the Funds. As such, all fees earned by the Timberland Management segment associated with managing the Funds are eliminated from revenue in the Partnership’s consolidated financial statements. Accordingly, operating loss consists entirely of operating expenses for this segment.  This fee revenue is an expense to the Fee Timber segment which is also eliminated in consolidation. The Partnership owns 20% of Funds I and II and 5% of Fund III. Accordingly, the Partnership’s income attributable to its unitholders reflects 80% of the fees paid by Funds I and II to the Partnership and 95% of such fees paid by Fund III.

Revenue and operating loss for the Timberland Management segment for the quarters ended September 30, 2014 and 2013 were as follows:

(in thousands, except invested	Quarter Ended
capital, volume and acre data)	Sep-14	Sep-13
Revenue internal	$814	$701
Intersegment eliminations	(814)	(701)
Revenue external	$-	$-

Operating income internal	$119	$52
Intersegment eliminations	(660)	(527)
Operating loss external	$(541)	$(475)

Invested capital (in millions)	$203	$195
Acres under management	75,000	80,000
Harvest volume - Funds (MMBF)	11.4	9.5

Comparing Q3 2014 to Q3 2013. Timberland Management generated management fee revenue of $814,000 and $701,000 from managing the Funds for the third quarters of 2014 and 2013, respectively. The fees earned from managing the Funds include a fixed component related to invested capital and acres under management, and a variable component related to harvest volume from the Funds’ tree farms. The increase in fees is due to the Q4 2013 acquisition by Fund III of 11,000 acres in southwest Washington, which increased our invested capital and acres under management (prior to the Green River tree farm sale). In addition, harvest volume increased as we are now selling delivered logs from a property acquired by Fund III at the end of 2012.

As all revenue is eliminated in consolidation, operating losses consist of operating expenses incurred by the Timberland Management segment.  Operating expenses incurred for the quarters ended September 30, 2014 and 2013 totaled $541,000 and $475,000, respectively. The increase in operating expenses is attributable to growth in the Funds’ acres under management (prior to the Green River sale) and increased costs associated with placing Fund III’s remaining capital.

Revenue and operating loss for the Timberland Management segment for the year-to-date periods ended September 30, 2014 and 2013 were as follows:

(in thousands, except invested	Nine Months Ended
capital, volume and acre data)	Sep-14	Sep-13
Revenue internal	$2,529	$2,114
Intersegment eliminations	(2,529)	(2,114)
Revenue external	$-	$-

Operating income internal	$399	$175
Intersegment eliminations	(2,060)	(1,659)
Operating loss external	$(1,661)	$(1,484)

Invested capital (in millions)	$203	$195
Acres under management	75,000	80,000
Harvest volume - Funds (MMBF)	40.7	33.5

Comparing YTD 2014 to YTD 2013. Timberland Management generated management fee revenue of $2.5 million and $2.1 million from managing the Funds for the nine months ended September 30, 2014 and 2013, respectively. The fees earned from managing the Funds include a fixed component related to invested capital and acres under management, and a variable component related to harvest volume from the Funds’ tree farms. The increase in fees is due to the Q4 2013 acquisition by Fund III of 11,000 acres in southwest Washington, which increased our invested capital and acres under management (prior to the Green River tree farm sale), and the increase in harvest volume.

As all revenue is eliminated in consolidation, operating losses consist of operating expenses incurred by the Timberland Management segment.  Operating expenses incurred by the Timberland Management segment for the nine months ended September 30, 2014 and 2013 totaled $1.7 million and $1.5 million, respectively. The increase in operating expenses is attributable to growth in the Funds’ acres under management (prior to the Green River sale) and increased costs associated with placing Fund III’s remaining capital.

Real Estate

The Partnership’s Real Estate segment produces its revenue primarily from the sale of land within its 2,900-acre portfolio.  Additional sources of revenue include sales of development rights and tracts of land from the Partnership’s timberland portfolio, together with residential and commercial property rents earned from our Port Gamble and Poulsbo properties. Real Estate holdings are located in the Washington counties of Pierce, Kitsap, and Jefferson with sales of land for this segment typically falling into one of three general types:

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

“Land Held for Development” on our Condensed Consolidated Balance Sheets represents the Partnership’s cost basis in land that has been identified as having greater value as development property than timberland. Our Real Estate segment personnel work with local officials to acquire entitlements for further development of these parcels.

Those properties that are for sale, under contract, and for which the Partnership has an expectation they will sell within the next 12 months, are classified on our balance sheet as a current asset under “Land Held for Sale”. Of the $20.6 million amount currently in Land Held for Sale, $4.4 million relates to the Real Estate segment and reflects our expectation of sales between now and the end of the third quarter of 2015, comprising 71 residential lots from the Harbor Hill project’ a 366-acre conservation land sale.

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

In the third quarter of 2014, we closed on the sale of 10 lots from our Harbor Hill development in Gig Harbor, Washington and on the sale of four acres of undeveloped land for a total of $953,000, whereas in the third quarter of 2013 we recognized $1.0 million in revenue on a percentage-of-completion basis from the sale in 2012 of a multi-family parcel in the Harbor Hill development.  Real Estate operating expenses were $888,000 for the third quarter of 2014 compared to $1.1 million for the third quarter of 2013.  The decrease is attributable primarily to costs in Q3 2013 associated with the master plan submission for Port Gamble’s town and mill site.  These factors resulted in an operating loss of $597,000 for the third quarter of 2014 compared to $582,000 in the third quarter of 2013.

In the first nine months of 2014, we closed on a conservation land sale for $4.6 million as well as the sale of 125 residential lots from our Harbor Hill development for $17.1 million.  In the first nine months of 2013, we closed on the sale of a 2,330 acre conservation land sale for $5.7 million and recognized $1.2 million of revenue on a percentage-of-completion basis from the 2012 sale of a multi-family parcel described above.  Rental and other activities in our Real Estate segment were largely consistent from 2013 to 2014.

Real Estate operating expenses were flat at $2.8 million for the first nine months of 2014 and 2013.  Increases in personnel and other costs resulting from increased activity in the Real Estate segment have been offset largely by the decreased costs associated with the Port Gamble master plan described above.

Real Estate revenue, gross margin and operating income are summarized in the table below for the nine months ended September 30, 2014 and 2013:

(in thousands, except acre, lot and per acre/lot amounts)
For the nine months ended:			Operating			Revenue	Gross Margin
Description	Revenue	Gross margin	income (loss)	Sold		per acre/lot	per acre/lot
Conservation land sale	$4,600	$3,838		Acres:	535	$8,598	$7,174
Residential	12,451	4,205		Lots:	125	99,608	33,640
Unimproved land	52	50		Acres:	4	416	400
Total land	17,103	8,093
Rentals and other	1,027	94
September 30, 2014 Total	$18,130	$8,187	$5,410

Conservation land sale	5,659	4,196		Acres:	2,330	2,429	1,801
Residential	1,192	516	*
Total land	$6,851	$4,712
Rentals and other	935	(15)
September 30, 2013 Total	$7,786	$4,697	$1,913

* Percentage-of-completion income recognized on Q4 2012 multi-family sale

Environmental Remediation

The environmental remediation liability represents management’s best estimate of payments to be made to remediate and monitor certain areas in and around the townsite/millsite of Port Gamble, and at Port Ludlow, Washington.

In the second quarter of 2012 we accrued an additional $12.5 million for Port Gamble environmental liabilities.  This additional accrual was derived prior to the conclusion of negotiations with the Department of Ecology (DOE), but was the result of significant modifications to the draft Port Gamble Baywide and Millsite Remedial Investigation (RI) and Feasibility Study (FS) issued by the DOE in May 2012.  From mid-August 2012 through the balance of 2013, we were in regular dialogue with DOE on the development of a Clean-Up Action Plan (CAP), the negotiation of a consent decree (CD), and the potential sale of property around Gamble Bay by Pope Resources. In December of 2013, the CD and CAP were finalized and filed with Kitsap County Superior Court.  The scope of the clean-up outlined in the final CAP is similar to that contemplated in the second quarter of 2012 when the additional accrual was recorded. Certain unresolved issues remain; principally related to the degree to which the Department of Natural Resources (DNR), the other potentially liable party (PLP) in Port Gamble, will participate in funding the costs of clean-up, as well as finalizing the detailed design of certain elements of the remediation activity.

In developing our estimate of the Port Gamble environmental liability, we employed a Monte Carlo statistical simulation model that suggested a potential aggregate range of clean-up costs from $11.4 million to $15.3 million as of December 31, 2013.  The $12.5 million liability recorded by the Partnership as of September 30, 2014 is based on the 50th percentile within that range, after payments made to date, which we consider our best estimate of the most likely outcome at this time.  Completing the detailed design of the remediation activity and determining the feasibility of using certain cost-effective construction materials, however, could result in a change to our cost estimates for the project and, in turn, an adjustment to the recorded liability.  We expect the design will be substantially complete by early 2015.

The environmental liability at September 30, 2014 is comprised of $2.1 million that the Partnership expects to expend in the next 12 months and $10.4 million thereafter. Activity in the environmental remediation liability is detailed in note 11 to the condensed consolidated financial statements.

General and Administrative (G&A)

G&A expenses decreased to $941,000 in the third quarter of 2014 from $1.0 million in the third quarter of 2013. Similarly, G&A expenses decreased to $2.7 million for the first nine months of 2014 from $3.4 million for the first nine months of 2013. The decrease from 2013 to 2014 is due primarily to the reversal of previously accrued incentive and unit compensation expense resulting from the departure of our former chief executive officer.

Interest Expense, Net

Interest expense, net includes interest income, interest expense and capitalized interest components. Excluding capitalized interest, net interest expense for the third quarter of 2014 was $865,000 compared to $608,000 for the Third quarter of 2013.  The increase is due primarily to an incremental $14.0 million borrowing by Timber Fund II in August 2013 and the $18.0 million borrowing by Fund III in December 2013.  As a result, interest expense (excluding capitalized interest) increased from $1.7 million for the first nine months of 2013 to $2.6 million for the first nine months of 2014.

For the third quarter of 2014, $200,000 of interest expense was capitalized compared to $219,000 for the third quarter of 2013. Capitalized interest was $691,000 for the first nine months of 2014 compared to 558,000 for the first nine months of 2013.  The increase on a year-to-date basis is attributable to a higher cumulative basis for those projects under active development in our Harbor Hill project in Gig Harbor.  The slight decrease for the quarter reflects a reduction in our basis due to the sales of lots from the Harbor Hill project during 2014.

Our debt arrangements with Northwest Farm Credit Services (NWFCS) include an annual rebate of a portion of interest expense paid in the prior year (patronage). This NWFCS patronage program is a feature common to all of this lender’s customer loan agreements. Throughout the year, we accrue an estimate of the patronage rebate that we expect to receive early in the following year. Interest expense was reduced for the patronage accrual by $93,000 and $54,000 in the third quarters of 2014 and 2013, respectively, and by $279,000 and $176,000 for the first nine months of 2014 and 2013, respectively. The increase in the patronage accrual resulted from the additional borrowings by Fund II and Fund III described above.

Income Tax

The Partnership recorded tax expense of $259,000 and a tax benefit of $202,000 for the quarters ended September 30, 2014 and 2013, respectively.  The Partnership recorded income tax expense of $485,000 and an income tax benefit of $218,000 for the first nine months of 2014 and 2013, respectively.

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

The Partnership’s debt consists of mortgage debt with fixed interest rates and an operating line of credit with Northwest Farm Credit Services (NWFCS). The mortgage debt includes $29.8 million in term loans with NWFCS structured in four tranches maturing from 2015 through 2025. In addition, our commercial office building in Poulsbo, Washington is collateral for a $2.8 million loan from NWFCS that matures in 2023. Our $20.0 million operating line of credit matures August 1, 2015 and we had no balance drawn as of September 30, 2014. The line of credit carries a variable interest rate that is based on the one-month LIBOR rate plus applicable margins determined by certain financial covenants.

These debt agreements contain covenants that are measured quarterly. Among the covenants measured is a requirement that the Partnership not exceed a maximum debt-to-total-capitalization ratio of 30%, with total capitalization calculated using fair market (vs. carrying) value of timberland, roads and timber. The Partnership is in compliance with these covenants as of September 30, 2014 and expects to remain in compliance for at least the next twelve months.

Mortgage debt within our private equity funds are collateralized by Fund properties only.  Fund II has a timberland mortgage comprised of two fixed rate tranches totaling $25 million with MetLife Insurance Company. The tranches are non-amortizing and both mature in September 2020.  The loans allow for, but do not require, annual principal payments of up to 10% of outstanding principal without incurring a make-whole premium. This mortgage is collateralized by a portion of Fund II’s timberland portfolio.

In December 2013, Fund III entered into a fixed-rate, $18.0 million timberland mortgage payable to NWFCS to fund a portion of the purchase of approximately 11,000 acres of timberland in southwest Washington. The mortgage is collateralized by all of Fund III’s timberland, is non-amortizing and matures in December 2023.  In October 2014, Fund III borrowed an additional $14.4 million under this credit facility to fund a portion of the purchase of approximately 13,000 acres of timberland in northwestern Oregon.

The $35.2 million increase in cash generated for the nine months ended September 30, 2014 compared to September 30, 2013 is explained in the following table:

	Nine months		Nine months
	ended		ended
(in thousands)	Sep-14	Change	Sep-13
Cash provided by operations	$28,391	$15,116	$13,275

Purchase of short-term investments	(4,000)	(4,000)	-
Reforestation and roads	(1,543)	(144)	(1,399)
Buildings and equipment	(253)	(48)	(205)
Deposit for acquisition of timberland	(3,600)	(3,600)	-
Proceeds from sale of timberland	38,147	38,147	-
Timberland acquisition	(321)	(321)	-
Cash provided by (used in) investing activities	28,430	30,034	(1,604)
Financing activities
Repayment of long-term debt	(82)	9	(91)
Proceeds from issuance of long-term debt	-	(14,000)	14,000
Unit repurchase	(7,363)	(7,363)	-
Cash distributions to unitholders	(8,225)	(1,782)	(6,443)
Proceeds from preferred stock issuance - ORM Timber Funds	125	125	-
Payroll taxes paid upon unit net settlements	(196)	45	(241)
Cash distributions to fund investors, net of distributions to Partnership	(5,854)	9,898	(15,752)
Capital call - ORM Timber Funds, net of Partnership contribution	-	(137)	137
Cash used in financing activities	(21,595)	(13,205)	(8,390)
Net increase in cash and cash equivalents	$35,226	$31,945	$3,281

The increase in cash provided by operating activities of $15.1 million resulted primarily from the real estate sales described earlier, a 6% increase in log prices and an 8% increase in timber harvest volume.

Cash flows from investing activities during 2014 increased by $30.0 million compared to 2013 due primarily to the sale of one of Fund I’s tree farms for $38.1 million, offset partially by the purchase of $4.0 million of certificates of deposit with 180-day maturities and a $3.6 million deposit by Fund III for the acquisition of timberland that closed in October 2014.

Cash used in financing activities increased in the current year by $13.2 million due primarily to a $7.4 million repurchase of units in the third quarter of 2014 and higher distributions, funded by operations, to both unitholders and to the Funds’ investors in 2014 driven by stronger financial performance.

Following its October 2014 acquisition of timberland, Fund III has a remaining capital commitment of $50.8 million, which includes a remaining commitment by the Partnership of $2.5 million. The drawdown period for Fund III ends on the earlier of July 31, 2015 or when all of the committed capital is placed.

We receive distributions associated with each of our Fund co-investments which have totaled $9 million since we began receiving distributions from Fund I in 2007. Of this amount, $6.3 million have been sourced by Fund operations and $2.7 million by Fund debt financing. In addition to these distributions, the Partnership receives management fees as outlined above.

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

Capital Expenditures and Commitments

Capital expenditures for the full year 2014 are projected to be approximately $8.8 million.  Land development projects in Gig Harbor account for $7.6 million of this total, including capitalized interest of $900,000. Projected capital expenditures are subject to permitting timetables, suitable weather for construction of such improvements, and progress towards closing on specific land transactions.

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

For a further discussion of our critical accounting policies and estimates see Accounting Matters in the Management Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2013. See also note 2 to the condensed consolidated financial statements.

In the second quarter of 2014, we adopted ASU 2014-08 Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity which was issued in April 2014.  Under this new standard, Fund I’s sale of it tree farms, described in note 5, are not considered discontinued operations because the acquisition and sale of tree farms by our timber funds does not constitute a strategic shift for the Partnership.  Rather, the acquisition and sale of tree farms is a core business activity and part of the natural life cycle of a timber fund.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The consolidated fixed-rate debt outstanding had a fair value of approximately $81.5 and $77.5 million at September 30, 2014 and December 31, 2013, respectively, based on the prevailing interest rates for similar financial instruments. A change in interest rate on fixed-rate debt will affect the fair value of debt, whereas a change in the interest rate on variable-rate debt will affect interest expense and cash flows payable by the Partnership. A hypothetical 1% change in prevailing interest rates would change the fair value of fixed-rate long-term debt obligations by $2.8 million. We are not subject to material foreign currency risk, derivative risk, or similar uncertainties.

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

ITEM 1A. RISK FACTORS

We are subject to statutory and regulatory restrictions that currently limit, and may increasingly limit, our ability to generate income. Our ability to grow and harvest timber can be significantly impacted by legislation, regulations or court rulings that restrict or stop forest practices. For example, events that focus media attention upon natural disasters and damage to timberlands have at various times brought increasing public attention to forestry practices. Additional regulations, whether or not adopted in response to such events, may make it more difficult or expensive for us to harvest timber and may reduce the amount of harvestable timber on our properties. These and other restrictions on logging, planting, road building, fertilizing, managing competing vegetation, and other activities can significantly increase the cost or reduce available inventory thereby reducing income. Any such additional restrictions likely would have a similar effect on our Timberland Management operations, particularly in the case of the Funds.

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

We have certain environmental remediation liabilities associated with our Port Gamble and former Port Ludlow resort properties, and those liabilities may increase. We currently own certain real estate at Port Gamble on the Kitsap Peninsula and, until mid-2001, owned real estate within the resort community of Port Ludlow in Jefferson County in western Washington. Sediments adjacent to these properties were alleged to have been impacted by operations occurring prior to our acquisition of the properties, which occurred at the time of our spinoff from Pope & Talbot, Inc. in 1985. However, as current owner of Port Gamble and based on conditions of our sale of the Port Ludlow assets, we have environmental liability for these properties under Washington State’s Model Toxics Control Act (MTCA). We recently reached an agreement with the Washington State Department of Ecology (“DOE”) on a consent decree (“CD”) and clean-up action plan (“CAP”) for the cleanup environmental remediation effort in Port Gamble Bay. Together, these documents outline the terms under which the Partnership will conduct environmental remediation as well as the specific clean-up activities to be performed. The CD and CAP were filed with the Kitsap County Superior Court in December 2013.  We are also negotiating with the other “potentially liable person”, the Washington State Department of Natural Resources (“DNR”), regarding its allocation of liability and its contribution towards cleanup costs.

While these negotiations are ongoing, management continues to monitor the Port Gamble and Port Ludlow cleanup processes closely. The $12.5 million remediation accrual as of September 30, 2014 represents our current estimate of the remaining cleanup cost and most likely outcome to various contingencies within both locations. These estimates are predicated upon a variety of factors, including the proportion of costs that would be allocated to us in comparison to those allocable to DNR or other parties, the actual amount of the ultimate cleanup costs, the cost of any litigation if we cannot reach a settlement with DNR, and the outcome of any such litigation. These liabilities are based upon a number of estimates and judgments that are subject to change as the project progresses. The filing of the CD limits our legal exposure, but does not eliminate it entirely. Any litigation ensuing from this matter may result in adverse financial impacts and may have the effect of distracting management and other key personnel from the day to day operation of our business. These factors, alone or in combination with other challenges, may have a material adverse effect upon our assets, income and operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) – (e) None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On August 25, 2014 the Partnership repurchased 108,276 units at $68.00 per unit from a single third-party unitholder.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

(a)
Effective May 31, 2014, the Partnership’s former President and Chief Executive Officer resigned to become CEO of an international forest products company headquartered in Florida.  The board of directors of Pope MGP, Inc. (“Board”) designated Thomas M. Ringo, the Partnership’s Chief Financial Officer, as the interim President and Chief Executive Officer effective June 1, 2014.   The Board is continuing its deliberative process to select a permanent successor.

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

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 4, 2014.

POPE RESOURCES,
A Delaware Limited Partnership

By:	POPE MGP, Inc.
Managing General Partner

By: /s/ Thomas M. Ringo
Thomas M. Ringo
President, Chief Executive Officer and CFO
(Principal Executive and Financial Officer)

By: /s/ Sean M. Tallarico
Sean M. Tallarico
Controller
(Principal Accounting Officer)