Form 10-Q
period 2015-03-31
POPE RESOURCES LTD PARTNERSHIP
filed 2015-05-08
CIK 784011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Partnership units outstanding at April 30, 2015: 4,336,323

Pope Resources
Index to Form 10-Q Filing
For the three Months Ended March 31, 2015

P A R T  I – FINANCIAL INFORMATION

ITEM 1

FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
Pope Resources, a Delaware Limited Partnership
March 31, 2015 and December 31, 2014
(in thousands)
	2015	2014
ASSETS
Current assets
Partnership cash and cash equivalents	$16,476	$14,505
ORM Timber Funds cash	9,629	9,523
Cash and cash equivalents	26,105	24,028
Short-term investments	-	1,000
Accounts receivable, net	1,996	2,419
Land held for sale	4,493	7,160
Prepaid expenses and other	5,578	2,873
Total current assets	38,172	37,480
Properties and equipment, at cost
Timber and roads, net of accumulated depletion
(2015 - 96,570; 2014 - $93,359)	226,721	227,144
Timberland	48,272	47,933
Land held for development	27,389	26,040
Buildings and equipment, net of accumulated
depreciation (2015 - $6,990; 2014 - $6,849)	6,034	6,039
Total property and equipment, at cost	308,416	307,156

Other assets	526	441
Total assets	$347,114	$345,077

LIABILITIES, PARTNERS' CAPITAL AND NONCONTROLLING INTERESTS
Current liabilities
Accounts payable	$1,005	$1,293
Accrued liabilities	2,798	3,196
Current portion of long-term debt	5,110	5,109
Deferred revenue	867	668
Current portion of environmental remediation liability	4,600	3,700
Other current liabilities	280	248
Total current liabilities	14,660	14,214
Long-term debt, net of current portion	84,844	84,872
Environmental remediation and other long-term liabilities	16,907	18,362
Partners' capital and noncontrolling interests
General partners' capital (units issued and outstanding 2015 - 60; 2014 - 60)	1,081	1,003
Limited partners' capital (units issued and outstanding 2015 - 4,236; 2014 - 4,224)	68,690	63,213
Noncontrolling interests	160,932	163,413
Total partners' capital and noncontrolling interests	230,703	227,629
Total liabilities, partners' capital and noncontrolling interests	$347,114	$345,077

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
Pope Resources, a Delaware Limited Partnership
For the Three Months Ended March 31, 2015 and 2014
(in thousands, except per unit data)

	2015	2014

Revenue	$26,908	$37,779
Cost of sales	(14,497)	(18,924)
Operating expenses	(3,148)	(3,285)
General and administrative expenses	(1,190)	(1,322)
Income from operations	8,073	14,248

Other expense
Interest expense, net	(745)	(574)

Income before income taxes	7,328	13,674
Income tax expense	(340)	(157)
Net income	6,988	13,517

Net (income) loss attributable to noncontrolling
interests - ORM Timber Funds	821	(1,276)
Net and comprehensive income attributable
to unitholders	$7,809	$12,241

Allocable to general partners	$109	$167
Allocable to limited partners	7,700	12,074
Net and comprehensive income attributable
to unitholders	$7,809	$12,241

Basic and diluted earnings per unit attributable
to unitholders	$1.80	$2.75

Basic and diluted weighted average units outstanding	4,295	4,386

Distributions per unit	$0.65	$0.55

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Pope Resources, a Delaware Limited Partnership
Three Months Ended March 31, 2015 and 2014
(in thousands)
	2015	2014
Net income	$6,988	$13,517
Adjustments to reconcile net income to net cash provided by operating activities
Depletion	3,211	3,437
Equity-based compensation	338	450
Excess tax benefit of equity-based compensation	(5)	-
Depreciation and amortization	155	178
Deferred taxes	179	-
Cost of land and timber sold	4,078	6,921
Cash flows from changes in operating accounts
Accounts receivable, net	423	(1,732)
Prepaid expenses and other assets	(2,894)	(20)
Real estate project expenditures	(2,586)	(1,530)
Accounts payable and accrued liabilities	(686)	(1,056)
Deferred revenue	199	76
Environmental remediation	(286)	(11)
Other current and long-term liabilities	8	(14)
Net cash provided by operating activities	9,122	20,216

Cash flows from investing activities
Maturity of short-term investments	1,000	-
Reforestation and roads	(426)	(302)
Buildings and equipment	(136)	(79)
Acquisition of timberland - Partnership	(2,876)	-
Net cash used in investing activities	(2,438)	(381)

Cash flows from financing activities
Repayment of long-term debt	(27)	(29)
Proceeds from preferred stock issuance - ORM Timber Funds	-	125
Payroll taxes paid on unit net settlements	(107)	(196)
Excess tax benefit of equity-based compensation	5	-
Cash distributions to unitholders	(2,818)	(2,449)
Cash distributions - ORM Timber Funds, net of distributions to Partnership	(1,660)	(3,219)
Net cash used in financing activities	(4,607)	(5,768)

Net increase in cash and cash equivalents	2,077	14,067
Cash and cash equivalents at beginning of period	24,028	6,960
Cash and cash equivalents at end of period	$26,105	$21,027

See accompanying notes to condensed consolidated financial statements.

POPE RESOURCES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2015

1.
The condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014 and the related condensed consolidated statements of comprehensive income and cash flows for the three-month periods ended March 31, 2015 and 2014 have been prepared by Pope Resources, A Delaware Limited Partnership (the “Partnership”), pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements are unaudited, but, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2014, is derived from the Partnership’s audited consolidated financial statements and notes thereto for the year ended December 31, 2014, and should be read in conjunction with such financial statements and notes. The results of operations for the interim periods are not indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2015.

2.
The financial statements in the Partnership’s 2014 annual report on Form 10-K include a summary of significant accounting policies of the Partnership and should be read in conjunction with this Quarterly Report on Form 10-Q.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective on January 1, 2017.   Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Partnership is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. In April 2015, the FASB proposed to delay the effective date for public companies to January 1, 2018. The Partnership has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

On April 7, 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated liability. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, though early adoption is permitted, and the new guidance is to be applied on a retrospective basis. As of March 31, 2015, the Partnership has $238,000 in debt issuance costs that will be reclassified from other assets to long-term debt, net of current portion on the balance sheet when it adopts this standard.

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

Each Fund has a stated term of ten years from the end of the respective investment period. If the Fund is liquidated and all assets distributed to investors before the Fund’s planned termination date, however, the fund will end earlier than planned, as is expected for Fund I. The Funds’ stated termination dates are August 2017 for Fund I, March 2021 for Fund II and the tenth anniversary of the completion of its investment period for Fund III.  Fund I’s assets were sold in 2014 and the Fund is expected to terminate in 2015. Fund III’s investment period will end at the earlier of the investment of all committed capital or July 31, 2015, unless extended by a vote of the Fund investors.

Pope Resources and ORMLLC together own 20% of Fund I and Fund II and 5% of Fund III. The Funds are consolidated into the Partnership’s financial statements based in part on ORMLLC’s controlling role as the general partner or managing member of the Funds. The consolidated financial statements exclude management fees paid by the Funds to ORMLLC as they are eliminated in consolidation. See note 5 for a breakdown of operating results before and after such eliminations. The portion of these fees, among other items of income and expense, attributed to third-party investors is reflected as an adjustment to income in the Partnership’s Condensed Consolidated Statement of Comprehensive Income under the caption “Net (income) loss attributable to noncontrolling interests - ORM Timber Funds.”

The Partnership’s condensed consolidated balance sheet included assets and liabilities of the Funds as of March 31, 2015 and December 31, 2014, which were as follows:

(in thousands)	March 31, 2015	December 31, 2014
Assets:
Cash	$9,629	$9,523
Other current assets	953	1,108
Total current assets	10,582	10,631
Timber, timberland and roads, net of accumulated depletion (2015 - $29,363; 2014 - $26,738)	227,778	230,123
Other long-term assets	168	156
Total assets	$238,528	$240,910
Liabilities and equity:
Current liabilities excluding long-term debt	$2,225	$1,891
Long-term debt	57,380	57,380
Total liabilities	59,605	59,271
Funds' equity	178,923	181,639
Total liabilities and equity	$238,528	$240,910

5.
In the presentation of the Partnership’s revenue and operating income (loss) by segment, all intersegment revenue and expense is eliminated to determine operating income (loss) reported externally. The following table reconciles internally reported income (loss) from operations to externally reported income (loss) from operations by business segment for the three months ended March 31, 2015 and 2014:

	Fee Timber
Three Months Ended	Pope Resources	ORM Timber	Total Fee	Timberland	Real
March 31, (in thousands)	Timber	Funds	Timber	Management	Estate	Other	Consolidated
2015
Revenue internal	$8,872	$7,156	$16,028	$834	$10,996	$-	$27,858
Eliminations	(82)	-	(82)	(834)	(34)	-	(950)
Revenue external	8,790	7,156	15,946	-	10,962	-	26,908

Cost of sales	(3,607)	(5,995)	(9,602)	-	(4,895)	-	(14,497)

Operating, general and
administrative expenses internal	(1,095)	(1,223)	(2,318)	(811)	(940)	(1,219)	(5,288)
Eliminations	-	834	834	82	5	29	950
Operating, general and
administrative expenses external	(1,095)	(389)	(1,484)	(729)	(935)	(1,190)	(4,338)

Income (loss) from operations
internal	4,170	(62)	4,108	23	5,161	(1,219)	8,073
Eliminations	(82)	834	752	(752)	(29)	29	-
Income (loss) from operations
external	$4,088	$772	$4,860	$(729)	$5,132	$(1,190)	$8,073

2014
Revenue internal	$11,298	$10,965	$22,263	$875	$15,699	$-	$38,837
Eliminations	(154)	-	(154)	(875)	(29)	-	(1,058)
Revenue external	11,144	10,965	22,109	-	15,670	-	37,779

Cost of sales	(3,910)	(7,194)	(11,104)	-	(7,820)	-	(18,924)

Operating, general and
administrative expenses internal	(1,100)	(1,559)	(2,659)	(764)	(891)	(1,351)	(5,665)
Eliminations	-	875	875	154	-	29	1,058
Operating, general and
administrative expenses external	(1,100)	(684)	(1,784)	(610)	(891)	(1,322)	(4,607)

Income (loss) from operations
internal	6,288	2,212	8,500	111	6,988	(1,351)	14,248
Eliminations	(154)	875	721	(721)	(29)	29	-
Income (loss) from operations
external	$6,134	$3,087	$9,221	$(610)	$6,959	$(1,322)	$14,248

6.
Basic and diluted earnings per unit are calculated by dividing net income attributable to unitholders, adjusted for non-forfeitable distributions paid out to unvested restricted unitholders and preferred shareholders of Fund II and Fund III, by the weighted average units outstanding during the period.  There were no dilutive securities outstanding during the periods presented. The following table shows the calculation of basic and diluted income per unit:

	Quarter Ended March 31
(in thousands, except per unit amounts)	2015	2014
Net income attributable to Pope Resources' unitholders	$7,809	$12,241
Less:
Net income attributable to unvested restricted unitholders	(66)	(172)
Preferred share dividends - ORM Timber Funds	(8)	(8)
Net income for calculation of EPS	$7,735	$12,061

Basic and diluted weighted average units outstanding	4,295	4,386

Basic and diluted earnings per unit	$1.80	$2.75

7.
In the first quarter of 2015, the Partnership granted 7,550 restricted units pursuant to the management incentive compensation program. These restricted units vest ratably over four years with the grant date fair value equal to the market price on the date of grant. In addition to the restricted unit grant to management, members of our Board of Directors received 4,500 restricted units. Restricted units granted to directors are not part of the management incentive compensation program, but are included in the calculation of total equity compensation expense. These awards to directors vest 50% on the third anniversary and 50% on the fourth anniversary of the date of grant. Total equity compensation expense is recognized over the vesting period. We recognized $338,000 and $450,000 of equity compensation expense in the first quarters of 2015 and 2014, respectively, related to these incentive compensation programs.

8.	Supplemental disclosure of cash flow information: interest paid, net of amounts capitalized, totaled $457,000 and $311,000 for the first quarter of 2015 and 2014, respectively.

9.
The Partnership’s financial instruments include cash and cash equivalents, short-term investments and accounts receivable, as well as $4.4 million of funds held in escrow included in prepaid expenses and other current assets, for which the carrying amount of each represents fair value based on current market interest rates or their short-term nature. Carrying amounts of contracts receivable, although long-term, also approximate fair value based on current market rates.

The Partnership’s and the Funds’ fixed-rate debt collectively have a carrying value of $90.0 million as of March 31, 2015 and December 31, 2014.   The estimated fair value of this debt, based on current interest rates for similar instruments (Level 2 inputs in the Fair Value Hierarchy), is approximately $97.6 million and $96.0 million, as of March 31, 2015 and December 31, 2014, respectively.

10.
The Partnership had an accrual for estimated environmental remediation costs of $21.4 million and $21.7 million as of March 31, 2015 and December 31, 2014, respectively. The environmental remediation liability represents management’s estimate of payments to be made to monitor and remediate certain areas in and around the townsite/millsite of Port Gamble ($21.3 million), and at Port Ludlow ($81,000), Washington.

The recorded liability of $21.3 million for the Port Gamble project, which consists entirely of third-party costs, represents management’s current estimate of the most likely outcome based on a combination of two estimation methodologies. For a number of years, management has employed a “Monte Carlo” statistical simulation model to determine the liability. This model takes into account the estimated likelihood of a range of potential outcomes, coupled with the estimated cost associated with those outcomes.  The model then produces a range of possible outcomes corresponding to a two standard deviation range from the mean. In the case of Port Gamble, the simulation model suggests a potential range of $19.0 to $24.9 million. To validate the results of the Monte Carlo model, management has also assessed the costs based on its estimate of the likely design scenarios for the various elements of the project.

The liability recorded is based on results of the Monte Carlo model, as corroborated by this separate estimate.  As the project design becomes more defined, management’s evaluation of the liability will be informed increasingly by its best estimate of costs and less by the Monte Carlo model.  Once the design is finalized, management anticipates that the Monte Carlo model will no longer be necessary.  The recorded liability is an estimate of the Partnership’s share of the total liability.  As such, it is net of the amount management estimates that the Washington State Department of Natural Resources (DNR), as the other potentially liable party, will contribute as its share of the project cost.  The specific allocation of costs between the Partnership and DNR has not yet been finalized.

The environmental remediation accrual also includes estimated costs related to a separate remediation effort within the resort community of Port Ludlow.  The liability for this project consists primarily of ongoing monitoring activity.

The environmental liability at March 31, 2015 is comprised of $4.6 million that the Partnership expects to expend in the next 12 months and $16.8 million thereafter.

Activity in the environmental liability is as follows:

	Balance,	Additions	Expenditures
	beginning	to	for	Balance, end
(in thousands)	of Period	Accrual	Remediation	of Period
Year ended December 31, 2013	$13,942	$-	$701	$13,241
Year ended December 31, 2014	13,241	10,000	1,590	21,651
Quarter ended March 31, 2015	21,651	-	286	21,365

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains a number of projections and statements about our expected financial condition, operating results, and business plans and objectives. These statements reflect management’s estimates based upon our current goals, in light of management’s knowledge of existing circumstances and expectations about future developments. Statements about expectations and future performance are “forward looking statements” within the meaning of applicable securities laws, which describe our goals, objectives and anticipated performance. These statements can be identified by words such as “anticipate,” “believe,” “expect,” “intend” and similar expressions. These statements are inherently uncertain, and some or all of these statements may not come to pass. Accordingly, you should not interpret these statements as promises that we will perform at a given level or that we will take any or all of the actions we currently expect to take. Our future actions, as well as our actual performance, will vary from our current expectations, and under various circumstances these variations may be material and adverse. Some of the factors that may cause our actual operating results and financial condition to fall short of our expectations are set forth in the part of this report entitled “Risk Factors” in Part II, Item 1A below. Some of the issues that may have an adverse and material impact on our business, operating results and financial condition include economic conditions that affect consumer demand for our products and the prices we receive for them both domestically and overseas, particularly in certain parts of Asia; government regulation that affects our ability to access our timberlands and harvest logs from those lands; our ability to estimate accurately the cost of our environmental remediation obligations;factors that affect the timing and amounts realized from the sales, if any, of our real estate holdings; the implications of significant indirect sales to overseas customers, including regulatory and tax matters; the effect of financial market conditions on our investment portfolio and related liquidity; environmental and land use regulations that limit our ability to harvest timber and develop property; access to debt financing by our customers as well as ourselves; the impacts of climate change and natural disasters on our timberlands and on surrounding areas; and the potential impacts of fluctuations in foreign currency rates as they affect both the competition for sales of our products and our customers’ demand for them. From time to time we identify other risks and uncertainties in our other filings with the Securities and Exchange Commission. The forward-looking statements in this report reflect our estimates and expectations as of the date of the report, and unless required by law, we do not undertake to update these statements as our business operations and environment change.

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

Our current strategy for adding timberland acreage is centered on our private equity timber fund business model. We have closed and invested capital from three timber funds, with assets under management totaling approximately $312 million as of March 31, 2015 based on the most recent appraisals. Our 20% co-investments in Funds I and II, and our 5% co-investment in Fund III, which collectively totaled $35 million at time of acquisition, afford us a share of the Funds’ operating cash flows while also allowing us to earn asset management and timberland management fees, as well as potential future incentive fees, based upon the overall success of each fund. We also believe that this strategy allows us to maintain sophisticated expertise in timberland acquisition, valuation, and management more cost-effectively than we could maintain for the Partnership’s timberlands alone. We believe our co-investment strategy also enhances our credibility with existing and prospective investors by demonstrating that we have both an operational and a financial commitment to the Funds’ success.

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

The challenge for our Real Estate segment centers around how and when to “harvest” parcels of our 2,600-acre portfolio in western Washington to optimize value realization by selling the property, balancing the long-term risks and costs of carrying and developing a property against the potential for income and positive cash flows upon sale.

 First quarter highlights

●
Harvest volume was 25 million board feet (MMBF) in Q1 2015 compared to 30 MMBF in Q1 2014, a 17% decrease. These harvest volume figures do not include timber deed sales of 0.6 MMBF sold by ORM Timber Fund III in Q1 2015.  The harvest volume and log price realization metrics cited below also exclude these timber deed sales.

●	Average realized log price per thousand board feet (MBF) was $609 in Q1 2015 compared to $701 per MBF in Q1 2014, a 13% decrease.

●	Fund properties contributed 49% of Q1 2015 harvest volume, compared to 53% in Q1 2014.

●
As a percentage of total harvest, volume sold to export markets in Q1 2015 decreased to 19% from 42% in Q1 2014, with a correspondingly larger increase in the mix of volume sold to domestic markets to 56% in Q1 2015 from 43% in Q1 2014. Pulpwood comprised 18% of the Q1 2015 harvest compared to 12% in Q1 2014.

●
The percentage of total harvest comprised of Douglas-fir sawlogs dropped to 46% in Q1 2015 from 60% in Q1 2014, with an increase in the whitewood sawlog component to 24% in Q1 2015 from 22% in Q1 2014. Cedar and hardwood comprised 11% of the Q1 2015 harvest compared to 6% in Q1 2014.

●	Timberland acquisitions during Q1 2015: the Partnership closed on a timberland purchase of $2.9 million, adding 578 acres to the Hood Canal tree farm portion of its timberland portfolio.

●	Real estate sales closed during Q1, 2015:

●	42 lots from our Harbor Hill project in Gig Harbor, Washington for $5.6 million.

●
$4.9 million conservation easement and land sale covering 3,607 acres in Jefferson County, Washington, of which 215 acres were sold outright and the balance subject to the easement that precludes development but allows continued timberland operations.

Outlook

We expect log prices to reach their lowest point for 2015 in the second quarter and then begin to recover late in the third quarter or early in the fourth quarter. Due to this weaker pricing environment, we now expect total annual log harvest and stumpage sale volume of between 83 and 88 MMBF for 2015 compared to our previous estimate of approximately 100 MMBF. The majority of this reduction is attributable to tree farms owned by the Funds that are located in areas more strongly influenced by the export market. Good access to logging contractors in these areas provides us confidence that we will be able to increase our harvest when markets improve. We expect that  log markets will continue to be volatile over the next several quarters and this will influence our harvest decisions as the year unfolds.

Sierra Pacific Industries (SPI) and Simpson Lumber Company (Simpson) announced recently that SPI will acquire the assets of Simpson’s three remaining mills in the Shelton, Washington area. In connection with this transaction, SPI will be closing the Shelton facilities in the next two months. SPI has stated that it plans to construct at least one new sawmill in the Shelton area which it expects to be operational in 2017. This follows on the heels of Swanson Group Manufacturing’s acquisition of Olympic Panel Products’ facility in Shelton and the purchaser’s stated intention to relocate production to Oregon in the coming year. Our sales to these facilities have averaged approximately 6% of our total volume over the last three years. While we will work to redirect substantially all of this volume to other customers, the transition will take some time and introduce additional near-term market volatility, as well as reduce supply and demand tension in local log markets. These changes also will influence our harvest and haul costs to some degree as we may be required to transport logs to more distant production facilities.

In the first quarter of 2015, we closed on the sale of a number of Real Estate properties and although we expect to close on several more during the remainder of the year, the timing of these transactions could be impacted by permitting or other delays.

RESULTS OF OPERATIONS

The following table reconciles and compares key revenue and cost elements that impacted our net income for the respective quarters ended March 31, 2015 and 2014.  The explanatory text that follows the table describes in detail certain of these changes by business segment.

Quarter Ended
(in thousands)	March 31,
Net income attributable to Pope Resources' unitholders:
2015 period	$7,809
2014 period	12,241
Variance	$(4,432)
Detail of variance:
Fee Timber
Log volumes (A)	(3,730)
Log price realizations (B)	(2,258)
Timber deed sales	211
Production costs	1,245
Depletion	257
Other Fee Timber	(86)
Timberland Management	(119)
Real Estate
Land sales	(6,021)
Conservation easement sales	4,311
Timber depletion on land sale	(39)
Other Real Estate	(78)
General & administrative costs	132
Net interest expense	(171)
Income taxes	(183)
Noncontrolling interests	2,097
Total variances	$(4,432)

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

Revenue and operating income for the Fee Timber segment for the quarters ended March 31, 2015, December 31, 2014, and March 31, 2014 were as follows:

(in millions) Quarter ended	Log Sale Revenue	Other Revenue	Total Fee Timber Revenue	Gain on Sale of Timberland	Operating Income	Harvest Volume (MMBF)	Timber Deed Sale Volume (MMBF)
Partnership	$8.3	$0.5	$8.8	$-	$4.1	12.5	-
Funds	6.7	0.4	7.1	-	0.8	12.0	0.6
Total March 2015	$15.0	$0.9	$15.9	$-	$4.9	24.5	0.6

Partnership	$7.4	$0.5	$7.9	$-	$3.7	11.0	-
Funds	4.3	1.0	5.3	14.6	15.1	7.4	2.1
Total December 2014	$11.7	$1.5	$13.2	$14.6	$18.8	18.4	2.1

Partnership	$10.2	$0.9	$11.1	$-	$6.1	14.0	-
Funds	10.7	0.3	11.0	-	3.1	15.9	-
Total March 2014	$20.9	$1.2	$22.1	$-	$9.2	29.9	-

Operating Income

Comparing Q1 2015 to Q4 2014.  Operating income decreased $13.9 million, or 74%, from $18.8 million in Q4 2014 to $4.9 million in Q1 2015 primarily as a result of a $14.6 million gain on the sale of Fund I’s Mineral tree farm in Q4 2014 that had no counterpart in Q1 2015. In addition, average realized log prices decreased 4%, and cost of sales increased 32%, from $7.3 million in Q4 2014 to $9.6 million in Q1 2015. These factors that drove reductions in operating income were offset partially by a 22% increase in harvest volume, including timber deed sales, and a $238,000 decrease in operating expenses.

Comparing Q1 2015 to Q1 2014.  Operating income decreased $4.3 million, or 47%, from $9.2 million in Q1 2014 to $4.9 million in Q1 2015 primarily as a result of a 16% decrease in harvest volume, including timber deed sales, and a 13% decline in average realized log price. These factors were offset partially by a 7% decline in cost of sales and a $299,000 decrease in operating expenses.

Revenue

Comparing Q1 2015 to Q4 2014.  Log sale revenue in Q1 2015 increased $3.3 million, or 28%, from $11.7 million in Q 2014 to $15.0 million in Q1 2015. The increase is attributable to a 33% increase in harvest volume, offset partially by a 4% decrease in average realized log price. We typically front load our annual harvest volume into the first quarter of the year to take advantage of log markets that benefit from winter weather that make the region’s higher-elevation timberlands inaccessible. However, during Q1 2015, the Pacific Northwest experienced unusually warm weather which resulted in reduced snowfall and increased accessibility broadly to timberland throughout the region. This led to an increase in supply which kept prices in check.

The decrease in Other Revenue generated in Q1 2015 compared to Q4 2014 is attributable to a decrease in timber deed sales by Fund III from $783,000 representing 2.1 MMBF in Q4 2014 to $211,000 representing 0.6 MMBF in Q1 2015.

Comparing Q1 2015 to Q1 2014.  Log sale revenue in Q1 2015 decreased $5.9 million, or 28%, from $20.9 million in Q1 2014 to $15.0 million in Q1 2015. This change is attributable to an 18% decrease in harvest volume and a 13% decline in average realized log prices. Tightening credit conditions in China have resulted in a reduction in purchases of logs delivered to Chinese ports, causing a build-up of inventory. In addition, a strengthening US dollar and weakening Russian ruble have made Russian logs more attractive to Chinese importers. Supply in the domestic market has increased as relatively mild weather has allowed operations to continue on timberlands that normally are not accessible this time of year. These supply and demand factors have combined to account for the softer log prices.

The reduction in Other Revenue generated in Q1 2015 compared to Q1 2014 is attributable to a decrease in commercial thinning activity, as well as cell tower and mineral lease revenue.

Log Volume

We harvested the following log volumes by species from the Combined tree farms, exclusive of timber deed sales, for the quarters ended March 31, 2015, December 31, 2014, and March 31, 2014:

Volume (in MMBF)		Quarter Ended
Sawlogs		Mar-15	% Total	Dec-14	% Total	Mar-14	% Total
	Douglas-fir	11.3	46%	9.1	48%	18.0	61%
	Whitewood	6.0	25%	4.9	27%	6.7	22%
	Pine	-	0%	1.4	8%	-	0%
	Cedar	1.3	5%	0.5	3%	0.7	2%
	Hardwood	1.5	6%	0.5	3%	1.0	3%
Pulpwood
	All Species	4.4	18%	2.0	11%	3.5	12%
Total		24.5	100%	18.4	100%	29.9	100%

Comparing Q1 2015 to Q4 2014. Harvest volume increased 33%, from 18.4 MMBF in Q4 2014 to 24.5 MMBF in Q1 2015. As discussed above, we typically front load our annual harvest volume into the first quarter of the year, and this comparison reflects that. Douglas-fir and whitewood sawlog harvest volume, as a percentage of overall harvest, declined from 75% in Q4 2014 to 71% in Q1 2015 due to a greater portion of volume sold as pulpwood (18%) in Q1 2015 versus Q4 2014 (11%). The greater proportion of pulpwood resulted from harvesting younger stands in Q1 2015 that contain a higher degree of pulpwood. Pine harvest volume, as a percent of overall harvest, decreased from 8% in Q4 2014 to 0% in Q1 2015, which is entirely attributable to conducting no harvest activity during Q1 2015 on Fund III’s northern California tree farm that contains nearly all of our Combined tree farms’ pine inventory.

 Comparing Q1 2015 to Q1 2014. Harvest volume decreased 18%, from 29.9 MMBF in Q1 2014 to 24.5 MMBF in Q1 2015. As discussed above, supply and demand dynamics in both the export and domestic log markets served to lower prices in Q1 2015 versus Q1 2014, and our response was to delay some harvest volume. Douglas-fir volume, as a percent of overall harvest, decreased from 61% in Q1 2014 to 46% in Q1 2015 due to a greater portion of volume sold as pulpwood (18%) in Q1 2015 versus Q1 2014 (12%). The greater proportion of pulpwood resulted from harvesting younger stands in Q1 2015 that contain a higher degree of pulpwood. In addition, whitewood, cedar, and hardwood each experienced a 3% increase in relative share of overall harvest volume from Q1 2014 to Q1 2015.

Log Prices

Logs from the Combined tree farms serve a number of different domestic and export markets, with domestic mills representing historically our largest market destination. Export customers consist of log brokers who sell the logs primarily to Japan, China and, to a lesser degree, Korea.

We realized the following log prices by species for the quarters ended March 31, 2015, December 31, 2014, and March 31, 2014:

		Quarter Ended
		Mar-15	Dec-14	Mar-14
Average price realizations (per MBF):
Sawlogs
	Douglas-fir	$644	$712	$765
	Whitewood	555	599	695
	Pine	n/a	526	n/a
	Cedar	1,509	1,133	1,406
	Hardwood	646	642	599
Pulpwood	All Species	328	338	269
Overall		609	636	701

The following table compares the dollar and percentage change in log prices from each of Q4 2014 and Q1 2014 to Q1 2015:

		Change to Q1 2015 from Quarter Ended
		Dec-14		Mar-14
		$/MBF	%	$/MBF	%
Sawlogs	Douglas-fir	$(68)	-10%	$(121)	-16%
	Whitewood	(44)	-7%	(140)	-20%
	Pine	n/a	n/a	n/a	n/a
	Cedar	376	33%	103	7%
	Hardwood	4	1%	47	8%
Pulpwood	All Species	(10)	-3%	59	22%
Overall		(27)	-4%	(92)	-13%

Overall realized log prices in Q1 2015 were 4% lower than Q4 2014 and 13% lower than Q1 2014. Our overall average is influenced heavily by price movements for our two most prevalent species, Douglas-fir and whitewood, and the relative mix of harvest volume between those two species.

From Q4 2014 to Q1 2015, log prices for Douglas-fir and whitewood declined 10% and 7%, respectively, due to lower prices in the export market driven by the swollen port inventories in China and lower prices in the domestic market related to the increase in log supply associated with warmer winter weather in the Pacific Northwest. While these two species generally drive our overall log price trends, the 33% increase in the price of cedar had a higher than usual impact on our average realized log price. Cedar prices increased due to manufacturers building up fencing supply ahead of an expected strong spring sales market.

From Q1 2014 to Q1 2015, the decline in average realized log prices was attributable to significantly lower prices in both the export and domestic markets for Douglas-fir and whitewood as well as a shift in harvest mix away from Douglas-fir sawlogs in Q1 2015 towards pulpwood logs and whitewood. Partially offsetting these price decreases were increases in the minor species of pulpwood, cedar, and hardwood. In particular, pulpwood prices increased in Q1 2015 on the heels of lower lumber production towards the end of 2014. This created a shortage of residual chips, thus increasing the demand for pulpwood logs.

Customers

The ultimate decision of whether to sell our logs into the domestic or export market is based on the net proceeds we receive after taking into account both the delivered log prices and the cost to deliver logs to the customer. As such, our reported log price realizations will reflect our properties’ proximity to customers as well as the broader log market.

The table below categorizes logs sold by customer type for the quarters ended March 31, 2015, December 31, 2014, and March 31, 2014:

	Q1 2015			Q4 2014			Q1 2014
	Volume			Volume			Volume
Destination	MMBF	%	Price	MMBF	%	Price	MMBF	%	Price
Export brokers	4.7	19%	$665	4.1	22%	$687	12.5	42%	$793
Domestic mills	15.4	63%	673	12.3	67%	667	13.9	46%	728
Pulpwood	4.4	18%	328	2.0	11%	338	3.5	12%	269
Subtotal	24.5	100%	609	18.4	100%	636	29.9	100%	701

Timber deed sale	0.6		357	2.1		370	-
Total	25.1			20.5			29.9

Comparing Q1 2015 to Q4 2014. Volume sold to the export market and domestic markets decreased from 22% and 67%, respectively, in Q4 2014, to 19% and 63%, respectively, in Q1 2015. These declines in relative share of harvest volume were attributable to an increase in logs sold as pulpwood, which saw its share of relative harvest volume increase from 12% in Q4 2014 to 18% in Q1 2015. In addition, during Q1 2015 we sold a timber deed on 0.6 MMBF of volume from Fund III’s southwest Washington tree farm, down from 2.1 MMBF sold during Q4 2014 on the same tree farm. This tree farm marked its one-year anniversary of ownership by Fund III during Q4 2014, and as such we are transitioning the operations from timber deed sales to delivered log sales.

Comparing Q1 2015 to Q1 2014. Volume sold to export brokers as a percentage of total harvest decreased from 42% in Q4 2014 to 19% in Q1 2015. A significant portion of this decline was attributable to an increase in relative share of harvest volume sold to the domestic market, from 46% in Q1 2014 to 63% in Q1 2015. This is reflective of the weakness in the export market due in significant part to increased inventories at Chinese ports. In addition, the relative share of harvest volume sold as pulpwood increased from 12% in Q1 2014 to 18% in Q1 2015.

Cost of Sales

Fee Timber cost of sales, which consist predominantly of harvest, haul and depletion costs, vary with harvest volume.  Commercial thinning costs are the primary component of Other cost of sales in the tables below.

Fee Timber cost of sales for the quarters ended March 31, 2015, December 31, 2014, and March 31, 2014, was as follows, with the first table expressing these costs in total dollars and the second table expressing those costs that are driven by volume on a per MBF basis:

(in thousands) Quarter ended	Harvest, Haul and Tax	Depletion	Other	Total Fee Timber Cost of Sales	Harvest Volume (MMBF)	Timber Deed Sale Volume (MMBF)
Partnership	$2,908	$582	$148	$3,638	12.5	-
Funds	3,136	2,629	199	5,964	12.0	0.6
Total March 2015	$6,044	$3,211	$347	$9,602	24.5	0.6

Partnership	$2,456	$521	$154	$3,131	11.0	-
Funds	1,741	2,289	142	4,172	7.4	2.1
Total December 2014	$4,197	$2,810	$296	$7,303	18.4	2.1

Partnership	$2,910	$664	$335	$3,909	14.0	-
Funds	4,266	2,773	156	7,195	15.9	-
Total March 2014	$7,176	$3,437	$491	$11,104	29.9	-

(Amounts per MBF) Quarter ended	Harvest, Haul and Tax *	Depletion *
Partnership	$233	$47
Funds	261	209
Total March 2015	$247	$128

Partnership	$223	$48
Funds	235	241
Total December 2014	$228	$137

Partnership	$208	$48
Funds	268	174
Total March 2014	$240	$115

* Timber deed sale volumes are excluded in the per MBF computation for harvest, haul and tax costs but included in the per MBF computation for depletion.

Comparing Q1 2015 to Q4 2014. Cost of sales increased $2.3 million, or 31%, from Q4 2014 to Q1 2015. The increase was attributable primarily to a 22% increase in harvest volume – including the timber deed sales – and an 8% increase in the Harvest, Haul and Tax rate from Q4 2014 to Q1 2015. The increase in the Harvest, Haul, and Tax rate is attributable to more expensive logging units on Fund tree farms during Q1 2015 versus Q4 2014. The increase in Other cost of sales resulted from more commercial thinning activity on Fund II’s Riffe Lake tree farm in Q1 2015.

Comparing Q1 2015 to Q1 2014. Cost of sales decreased $1.5 million, or 14%, in Q1 2015 compared to the corresponding period in 2014. The decrease was attributable primarily to a 16% decline in harvest volume, including the timber deed sales. Partially offsetting the lower harvest volume was a 3% increase in the Harvest, Haul, and Tax rate and a 10% increase in the depletion rate from Q4 2014 to Q1 2015 from an increase in volume from Fund tree farms with higher depletion rates. An increase in commercial thinning activity drove the increase in Other cost of sales.

Operating Expenses

Fee Timber operating expenses include the cost of maintaining existing roads and building temporary roads for harvesting, silviculture costs, and other management expenses. For the quarters ended March 31, 2015, December 31, 2014, and March 31, 2014 operating expenses were $1.5 million, $1.7 million, and $1.8 million, respectively. The $238,000 decrease in operating expenses from Q4 2014 to Q1 2015 was attributable to lower silviculture and road expenses associated with the Funds. The $299,000 decrease in operating expenses from Q1 2014 to Q1 2015 was attributable to lower management and road expenses associated with the Funds.

Timberland Management

The Timberland Management segment develops timberland investment portfolios on behalf of the Funds. Our private equity timber funds own a combined 80,000 acres of commercial timberland in western Washington, northwestern Oregon and northern California with total assets under management of $312 million based on the most recent appraisals.

Fund I’s assets were sold in 2014 and the Fund is expected to terminate in 2015. Fund III is currently in the investment period for its $180 million of committed capital, of which 5%, or $9 million, represents the Partnership’s co-investment share. As of March 31, 2015, Fund III had $50.8 million of committed capital remaining to invest, which included $2.5 million from the Partnership. The investment period for Fund III commenced on July 31, 2012, and unless extended 12 months by a vote of the investors, will close on July 31, 2015 or until all of the committed capital is invested, whichever occurs first.

Fund Distributions and Fees Paid

The Partnership received combined distributions from the Funds of $240,000 and $781,000, in Q1 2015 and Q1 2014, respectively.  Fund distributions are paid from available Fund cash, generated primarily from the harvest and sale of timber after paying all Fund expenses, management fees, and recurring capital costs.

The Partnership earned investment and timberland management fees from the Funds which totaled $834,000 and $875,000 during Q1 2015 and Q1 2014, respectively.

Revenue and Operating Loss

The fees earned from managing the Funds include a fixed component related to invested capital and acres owned, and a variable component related to harvest volume from the Funds’ tree farms.  As all revenue is eliminated in consolidation, operating losses consist of operating expenses incurred by the Timberland Management segment.

Revenue and operating loss for the Timberland Management segment for the quarters ended March 31, 2015 and 2014 were as follows:

(in thousands, except invested	Quarter Ended
capital, volume and acre data)	Mar-15	Mar-14
Revenue internal	$834	$875
Intersegment eliminations	(834)	(875)
Revenue external	$-	$-

Operating income internal	$23	$111
Intersegment eliminations	(752)	(721)
Operating loss external	$(729)	$(610)

Invested capital (in millions)	$253	$239
Acres owned by Funds	80,000	91,000
Harvest volume - Funds (MMBF)	12.6	15.9

Comparing Q1 2015 to Q1 2014. Timberland Management generated management fee revenue of $834,000 and $875,000 from managing the Funds for the first quarters of 2015 and 2014, respectively. The decrease is attributable to the decline in harvest volume and reduction in acres owned, offset partially by an increase in invested capital. Harvest volume declined as we reduced operations in response to the decline in log prices, particularly in the export market. The reduction in acres owned is attributable to the selling of Fund I’s two tree farms totaling 24,000 acres in Q3 and Q4 2014 offset partially by the addition of Fund III’s 13,000-acre Deer Creek tree farm in Q4 2014. These transactions also explain the increase in invested capital, where the Fund I tree farm sales represented $58 million of invested capital whereas the Fund III purchase represents $72 million of invested capital.

Operating expenses incurred for the quarters ended March 31, 2015 and 2014 totaled $729,000 and $610,000, respectively. The increase in operating expenses is attributable to cost incurred to open and staff a new timber field office in Oregon late in Q4 2014 to manage operations on Fund tree farms in Oregon.

Real Estate

The Partnership’s Real Estate segment produces its revenue primarily from the sale of land within its 2,600-acre portfolio.  Additional sources of revenue include sales of development rights and tracts of land from the Partnership’s timberland portfolio, together with residential and commercial property rents earned from our Port Gamble and Poulsbo properties. Real Estate holdings are located in the Washington counties of Pierce, Kitsap, and Jefferson with sales of land for this segment typically falling into one of three general types:

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

Those properties that are for sale, under contract, and for which the Partnership has an expectation they will sell within the next 12 months, are classified on our balance sheet as a current asset under “Land Held for Sale”, comprising 33 single-family residential lots and a multi-family residential parcel from the Harbor Hill project in Gig Harbor, Washington, and a conservation land sale.

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

In the first quarter of 2015, we closed on the sale of 42 lots from our Harbor Hill development for $5.6 million and a $4.9 million conservation easement and land sale on 3,607 acres in Jefferson County, Washington. Q1 2014 included sales of 107 lots from our Harbor Hill project for $10.8 million plus a $4.6 million conservation land sale. Real Estate operating expenses were $940,000 for the first quarter of 2015 compared to $891,000 for the first quarter of 2014. The increase is attributable primarily to costs in Q1 2015 associated with the project planning for our Harbor Hill development as well as for Port Gamble’s town and mill site. These factors resulted in operating income of $5.1 million for the first quarter of 2015 compared to $7.0 million in the first quarter of 2014.

Real Estate revenue and gross margin are summarized in the table below for the quarters ended March 31, 2015 and 2014:

(in thousands, except acre, lot and per acre/lot amounts)
For the three months ended:					Per acre/lot *
Description	Revenue	Gross margin	Sold		Revenue	Gross margin
Conservation land sale	$724	$184	Acres:	294	$2,463	$626
Development rights (CE)	4,311	4,311	Acres:	3,392	102,643	102,643
Residential	5,645	1,534	Lots:	42	134,405	36,524
Total land	10,680	6,029
Rentals and other	282	38
March 31, 2015 Total	$10,962	$6,067

Conservation land sale	$4,600	$3,838	Acres:	535	$8,598	$7,174
Residential	10,797	4,045	Lots:	107	100,907	37,804
Total land	15,397	7,883
Rentals and other	273	(33)
March 31, 2014 Total	$15,670	$7,850

* Lots represent residential single-family lots

Environmental Remediation

Over a year after entering into a stipulated order and consent decree, we expect the project design for our Port Gamble, Washington environmental remediation project to be substantially complete by mid-2015. A handful of design issues remain to be resolved, however, and we continue to work with the regulatory agencies and other stakeholders on these issues. We anticipate resolving the project design substantially in either the second or third quarter of this year, though final approval may occur later, which could result in a change to our estimated liability.

General and Administrative (G&A)

G&A expenses decreased to $1.2 million in the first quarter of 2015 from $1.3 million in the first quarter of 201. The decrease between 2014 and 2015 in G&A expenses was due primarily to vacant positions that have since been filled.

Interest Expense, Net

Interest expense, net includes interest income, interest expense and capitalized interest components. Excluding capitalized interest, net interest expense for the first quarter of 2015 was $974,000 compared to $843,000 for the first quarter of 2015.  The increase is due primarily to an incremental $14.4 million borrowing by Timber Fund III in October 2014.

For the first quarter of 2015, $229,000 of interest expense was capitalized compared to $269,000 for the first quarter of 2014.  The decrease is attributable to a lower cumulative basis for those projects under active development in our Harbor Hill project resulting from sales over the last year.

Our debt arrangements with Northwest Farm Credit Services (NWFCS) include an annual rebate of a portion of interest expense paid in the prior year (patronage). This NWFCS patronage program is a feature common to all of this lender’s customer loan agreements. Throughout the year, we accrue an estimate of the patronage rebate that we expect to receive early in the following year. Interest expense was reduced for the patronage accrual by $118,000 and $95,000 in the first quarters of 2015 and 2014, respectively. The increase in the patronage accrual resulted from the additional borrowings by Fund III described above.

Income Tax

The Partnership recorded tax expense of $340,000 and $157,000 for the quarters ended March 31, 2015 and 2014, respectively.

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

Included in prepaid expenses and other current assets is $4.4 million held in escrow from the conservation sale discussed above. We elected to treat the gain on this transaction, for income tax purposes, as eligible for deferral under the provisions of IRC Section 1031 (like-kind exchange).  Under this arrangement, the net sale proceeds are held in escrow and used to acquire similar property. At our option, we may elect to forego the like-kind exchange income tax treatment and receive the funds from escrow.

The Partnership’s debt consists of mortgage debt with fixed interest rates and an operating line of credit with Northwest Farm Credit Services (NWFCS). The mortgage debt includes $29.8 million in term loans with NWFCS structured in four tranches maturing from 2015 through 2025. In addition, our commercial office building in Poulsbo, Washington is collateral for a $2.8 million loan from NWFCS that matures in 2023. Our $20.0 million operating line of credit matures April 1, 2020 and we had no balance drawn as of March 31, 2015 or December 31, 2014. The line of credit carries a variable interest rate that is based on the one-month LIBOR rate plus applicable margins determined by certain financial covenants.

These debt agreements contain covenants that are measured quarterly. Among the covenants measured is a requirement that the Partnership not exceed a maximum debt-to-total-capitalization ratio of 30%, with total capitalization calculated using fair market (vs. carrying) value of timberland, roads and timber. We are in compliance with these covenants as of March 31, 2015 and expect to remain in compliance for at least the next year.

Mortgage debt within our private equity funds are collateralized by Fund properties only.  Fund II has a timberland mortgage comprised of two fixed rate tranches totaling $25 million with MetLife Insurance Company. The tranches are non-amortizing and both mature in September 2020.  The loans allow for, but do not require, annual principal payments of up to 10% of outstanding principal without incurring a make-whole premium. This mortgage is collateralized by a portion of Fund II’s timberland portfolio.  Fund III has a timberland mortgage comprised of two fixed rate tranches totaling $32.4 million with NWFCS.  The mortgage is collateralized by all of Fund III’s timberland, is non-amortizing with the $18 million tranche maturing in December 2023 and a $14.4 million tranche maturing in October 2024.

The $12.0 million decrease in cash generated for the quarter ended March 31, 2015 compared to March 31, 2014 is explained in the following table:

	Three months		Three months
	ended		ended
(in thousands)	Mar-15	Change	Mar-14
Cash provided by operations	$9,122	$(11,094)	$20,216

Maturity of short-term investments	1,000	1,000	-
Reforestation and roads	(426)	(124)	(302)
Buildings and equipment	(136)	(57)	(79)
Timberland acquisition - Partnership	(2,876)	(2,876)	-
Cash used in investing activities	(2,438)	(2,057)	(381)
Financing activities
Repayment of long-term debt	(27)	2	(29)
Cash distributions to unitholders	(2,818)	(369)	(2,449)
Proceeds from preferred stock issuance - ORM Timber Funds	-	(125)	125
Payroll taxes paid upon unit net settlements	(107)	89	(196)
Excess tax benefit of equity-based compensation	5	5	-
Cash distributions to fund investors, net of
distributions to Partnership	(1,660)	1,559	(3,219)
Cash used in financing activities	(4,607)	1,161	(5,768)
Net increase in cash and cash equivalents	$2,077	$(11,990)	$14,067

The decrease in cash provided by operating activities resulted primarily from the 18% decrease in harvest volume and 13% decline in log prices as well as fewer real estate sales compared to the prior year.

Cash used in investing activities during 2015 decreased by $2.1 million compared to 2014 due primarily to the acquisition of 578 acres of timberland by the Partnership and greater investments in reforestation and roads, offset partially by the maturity of short-term investments.

Cash used in financing activities decreased in the current quarter by $1.1 million due primarily to a decrease in distributions to investors of the Funds, offset partially by an increase in distributions to Pope Resources unitholders.

Following its October 2014 acquisition of timberland, Fund III has a remaining capital commitment of $50.8 million, which includes a remaining commitment by the Partnership of $2.5 million. The drawdown period for Fund III ends on the earlier of July 31, 2015 or when all of the committed capital is placed, unless extended by a vote of the fund’s investors.

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

Capital Expenditures and Commitments

Capital expenditures for the full year 2015 are projected to be approximately $15.7 million.  Land development projects in Harbor Hill and Port Gamble account for $12.4 million of this total, including capitalized interest of $933,000. Projected capital expenditures are subject to permitting timetables, suitable weather for construction of such improvements, and progress towards closing on specific land transactions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The consolidated fixed-rate debt outstanding had a fair value of approximately $97.6 and $96.0 million at March 31, 2015 and December 31, 2014, respectively, based on the prevailing interest rates for similar financial instruments. A change in interest rate on fixed-rate debt will affect the fair value of debt, whereas a change in the interest rate on variable-rate debt will affect interest expense and cash flows payable by the Partnership. A hypothetical 1% change in prevailing interest rates would change the fair value of fixed-rate long-term debt obligations by $3.2 million. We are not subject to material foreign currency risk, derivative risk, or similar uncertainties.

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

ITEM 1A. RISK FACTORS

We are sensitive to demand and price issues relating to our sales of logs in both domestic and foreign markets. We generate Fee Timber revenue primarily by selling softwood logs to domestic mills and to third-party intermediaries who resell them to the export market. The domestic market for logs in our operating area depends heavily on U.S. housing starts. Recently, the U.S. housing market has started to improve but, to the extent the recovery in the housing market should stall, our log price realizations and, in turn, our operating results would be impacted negatively. The export markets for Pacific Northwest logs are significantly affected by fluctuations in economic conditions in the United States, Japan and, increasingly, China and Korea, as well as by the foreign currency exchange rate between these Asian currencies and the U.S. dollar, as well as ocean transportation costs. In particular, slowing economic growth and tightening credit markets in China have caused an increase in unsold forest products inventory, which can be expected to further affect our sales to this market.

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

Consolidation of sawmills in our geographic operating area may reduce competition among our customers, which could adversely affect our log prices. In the past we have experienced, and may continue to experience, consolidation of sawmills and other wood products manufacturing facilities in the Pacific Northwest. For example, two sawmill operations in the Pacific Northwest have recently announced closures or restructurings that will affect our delivery patterns. Because a portion of our cost of sales in our Fee Timber segment, which encompasses the Combined tree farms, consists of transportation costs for delivery of logs to domestic sawmills, it becomes increasingly expensive to transport logs over longer distances for sales in domestic markets. As a result, a reduction in the number of sawmills, or in the number of sawmill operators, may reduce competition for our logs, increase transportation costs, or both. These consolidations thus may have a material adverse impact upon our Fee Timber revenue or income and, as that segment has traditionally represented our largest business unit, upon our results of operation and financial condition as a whole. Any such material adverse impact on timber revenue and income as a result of regional mill consolidations will also indirectly affect our Timberland Management segment in the context of raising capital for investment in Pacific Northwest-based timber funds.

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

Management continues to monitor the Port Gamble and Port Ludlow cleanup processes closely and increased the recorded liability by $10.0 million in the fourth quarter of 2014. The $21.4 million remediation accrual as of March 31, 2015 represents our current estimate of the remaining cleanup cost and most likely outcome to various contingencies within both locations. These estimates are predicated upon a variety of factors, including the proportion of costs that would be allocated to us in comparison to those allocable to the Washington Department of Natural Resources (DNR), which is the other known PLP for the Port Gamble site.  However, the actual amount of the ultimate cleanup costs, the cost of any litigation if we cannot reach a settlement with DNR, and the outcome of any such litigation, is uncertain. These liabilities are based upon a number of estimates and judgments that are subject to change as the project progresses.  Any litigation ensuing from this matter may result in adverse financial impacts and may distract management and other key personnel from day to day operations. Changes in circumstances may result in the need for additional adjustments to the existing liability, any of which would result in a charge to earnings in the period those changes occur.  These factors, alone or in combination with other challenges, may have a material adverse effect upon our assets, income and operations.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

(a)	There have been no material changes in the procedures for shareholders of the Partnership’s general partner to nominate directors to the board.

ITEM 6. Exhibits

Exhibits.

10.1	Amendment No. 3 to First Amended And Restated Master Loan Agreement between Pope Resources and Northwest Farm Credit Services, FLCA dated April 1, 2015, filed herewith.

10.2	Amendment No. 3 to First Amended And Restated Master Loan Agreement between Pope Resources and Northwest Farm Credit Services, PCA dated April 1, 2015, filed herewith.

10.3	Revolving Operating Note from Pope Resources to Northwest Farm Credit Services, PCA dated April 1, 2015, filed herewith.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished with this report in accordance with SEC Rel. No. 33-8238).

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished with this report in accordance with SEC Rel. No. 33-8238).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 8, 2015.

POPE RESOURCES,
A Delaware Limited Partnership

By:	POPE MGP, Inc.
Managing General Partner

By: /s/ Thomas M. Ringo
Thomas M. Ringo
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ John D. Lamb
John Lamb
Vice President and Chief Financial Officer
(Principal Financial Officer)

By: /s/ Sean M. Tallarico
Sean M. Tallarico
Controller
(Principal Accounting Officer)