Form 10-Q
period 2015-06-30
POPE RESOURCES LTD PARTNERSHIP
filed 2015-08-10
CIK 784011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Partnership units outstanding at July 31, 2015: 4,336,323

Pope Resources
Index to Form 10-Q Filing
For the Six Months Ended June 30, 2015

P A R T  I – FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
Pope Resources, a Delaware Limited Partnership
June 30, 2015 and December 31, 2014
(in thousands)

	2015	2014
ASSETS
Current assets
Partnership cash and cash equivalents	$16,532	$14,505
ORM Timber Funds cash	6,591	9,523
Cash and cash equivalents	23,123	24,028
Short-term investments	—	1,000
Accounts receivable, net	1,022	2,419
Land and timber held for sale	2,526	7,160
Prepaid expenses and other	5,380	2,873
Total current assets	32,051	37,480
Properties and equipment, at cost
Timber and roads, net of accumulated depletion (2015 - $98,227; 2014 - $93,359)	225,737	227,144
Timberland	48,272	47,933
Land held for development	28,879	26,040
Buildings and equipment, net of accumulated depreciation (2015 - $7,133; 2014 - $6,849)	5,920	6,039
Total property and equipment, at cost	308,808	307,156

Other assets	527	441
Total assets	$341,386	$345,077

LIABILITIES, PARTNERS' CAPITAL AND NONCONTROLLING INTERESTS
Current liabilities
Accounts payable	$829	$1,293
Accrued liabilities	3,372	3,196
Current portion of long-term debt	5,111	5,109
Deferred revenue	731	668
Current portion of environmental remediation liability	12,488	3,700
Other current liabilities	308	248
Total current liabilities	22,839	14,214
Long-term debt, net of current portion	84,816	84,872
Environmental remediation and other long-term liabilities	8,733	18,362
Partners' capital and noncontrolling interests
General partners' capital (units issued and outstanding 2015 - 60; 2014 - 60)	1,049	1,003
Limited partners' capital (units issued and outstanding 2015 - 4,238; 2014 - 4,224)	66,433	63,213
Noncontrolling interests	157,516	163,413
Total partners' capital and noncontrolling interests	224,998	227,629
Total liabilities, partners' capital and noncontrolling interests	$341,386	$345,077
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
Pope Resources, a Delaware Limited Partnership
For the Three and Six Months Ended June 30, 2015 and 2014
(in thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Revenue	$13,904	$18,583	$40,812	$56,362
Cost of sales	(8,815)	(11,377)	(23,312)	(30,301)
Operating expenses	(3,711)	(3,619)	(6,859)	(6,904)
General and administrative expenses	(1,198)	(450)	(2,388)	(1,772)
Income from operations	180	3,137	8,253	17,385

Interest expense, net	(777)	(629)	(1,522)	(1,203)

Income (loss) before income taxes	(597)	2,508	6,731	16,182
Income tax expense	(28)	(69)	(368)	(226)
Net income (loss)	(625)	2,439	6,363	15,956

Net (income) loss attributable to noncontrolling interests - ORM Timber Funds	914	(593)	1,735	(1,869)
Net and comprehensive income attributable to unitholders	$289	$1,846	$8,098	$14,087

Allocable to general partners	$4	$25	$113	$193
Allocable to limited partners	285	1,821	7,985	13,894
Net and comprehensive income attributable to unitholders	$289	$1,846	$8,098	$14,087

Basic and diluted earnings per unit attributable to unitholders	$0.06	$0.41	$1.87	$3.17

Basic and diluted weighted average units outstanding	4,298	4,391	4,296	4,389

Distributions per unit	$0.65	$0.65	$1.30	$1.20
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Pope Resources, a Delaware Limited Partnership
Six Months Ended June 30, 2015 and 2014
(in thousands)

	2015	2014
Net income	$6,363	$15,956
Adjustments to reconcile net income to net cash provided by operating activities
Depletion	4,948	6,451
Equity-based compensation	580	521
Excess tax benefit of equity-based compensation	(5)	—
Depreciation and amortization	314	359
Deferred taxes	203	94
Cost of land sold	6,503	7,618
Gain on disposal of property and equipment	—	(1)
Cash flows from changes in operating accounts
Accounts receivable, net	1,397	(1,321)
Prepaid expenses and other assets	(2,735)	(43)
Real estate project expenditures	(4,615)	(2,128)
Accounts payable and accrued liabilities	(288)	(2,040)
Deferred revenue	64	743
Environmental remediation	(572)	(214)
Other current and long-term liabilities	35	(4)
Net cash provided by operating activities	12,192	25,991

Cash flows from investing activities
Purchase of short-term investments	—	(3,000)
Maturity of short-term investments	1,000	—
Reforestation and roads	(1,098)	(1,083)
Buildings and equipment	(166)	(142)
Acquisition of timberland	(2,876)	—
Net cash used in investing activities	(3,140)	(4,225)

Cash flows from financing activities
Repayment of long-term debt	(55)	(55)
Proceeds from preferred stock issuance - ORM Timber Funds	—	125
Payroll taxes paid on unit net settlements	(107)	(196)
Excess tax benefit of equity-based compensation	5	—
Cash distributions to unitholders	(5,637)	(5,343)
Cash distributions - ORM Timber Funds, net of distributions to Partnership	(4,163)	(5,613)
Net cash used in financing activities	(9,957)	(11,082)

Net increase (decrease) in cash and cash equivalents	(905)	10,684
Cash and cash equivalents at beginning of period	24,028	6,960
Cash and cash equivalents at end of period	$23,123	$17,644
See accompanying notes to condensed consolidated financial statements.

POPE RESOURCES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2015

1.
The condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014 and the related condensed consolidated statements of comprehensive income for the three- and six-month periods and cash flows for the six-month periods ended June 30, 2015 and 2014 have been prepared by Pope Resources, A Delaware Limited Partnership (the “Partnership”), pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements are unaudited, but, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2014, is derived from the Partnership’s audited consolidated financial statements and notes thereto for the year ended December 31, 2014, and should be read in conjunction with such financial statements and notes. The results of operations for the interim periods are not indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2015.

2.
The financial statements in the Partnership’s 2014 annual report on Form 10-K include a summary of significant accounting policies of the Partnership and should be read in conjunction with this Quarterly Report on Form 10-Q.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective on January 1, 2018.   Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Partnership is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. The Partnership has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

On April 7, 2015, the FASB issued ASU 2015-03, Simplifying the Presentation of Debt Issuance costs, which requires debt issuance costs to be presented in the balance sheet as a direct deduction from the associated liability. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2015, though early adoption is permitted, and the new guidance is to be applied on a retrospective basis. As of June 30, 2015, the Partnership has $242,000 in debt issuance costs that will be reclassified from other assets to long-term debt, net of current portion on the balance sheet when it adopts this standard.

3.
The Partnership has two general partners: Pope MGP, Inc. and Pope EGP, Inc. In total, these two entities own 60,000 partnership units. The allocation of distributions, profits and losses between the general and limited partners is pro rata across all units outstanding.

4.
ORM Timber Fund I, LP (Fund I), ORM Timber Fund II, Inc. (Fund II), and ORM Timber Fund III (REIT) Inc. (Fund III), collectively “the Funds”, were formed by Olympic Resource Management LLC (ORMLLC), a wholly owned subsidiary of Pope Resources, for the purpose of attracting capital to purchase timberlands. The objective of these Funds is to generate a return on investments through the acquisition, management, value enhancement and sale of timberland properties. Each Fund will operate for a term of ten years from the end of the respective investment period. Fund I has sold all its timberland holdings and will terminate in 2015, prior to its scheduled termination in August 2017. Fund II is scheduled to terminate in March 2021 and Fund III will terminate on the tenth anniversary of the completion of its investment period.  Fund III’s investment period will end at the earlier of placement of all committed capital or July 31, 2016.

Pope Resources and ORMLLC together own 20% of Funds I and II and 5% of Fund III. The Funds are consolidated into the Partnership’s financial statements based in part on ORMLLC’s controlling role as the general partner or managing member of the Funds. The consolidated financial statements exclude management fees paid by the Funds to ORMLLC as they are eliminated in consolidation. See note 5 for a breakdown of operating results before and after such eliminations. The portion of these fees, among other items of income and expense, attributed to third-party investors is reflected as an adjustment to income in the Partnership’s Condensed Consolidated Statement of Comprehensive Income under the caption “Net (income) loss attributable to noncontrolling interests - ORM Timber Funds.”

The Partnership’s condensed consolidated balance sheet included assets and liabilities of the Funds as of June 30, 2015 and December 31, 2014, which were as follows:

(in thousands)	June 30, 2015	December 31, 2014
Assets:
Cash	$6,591	$9,523
Other current assets	696	1,108
Total current assets	7,287	10,631
Properties and equipment, net of accumulated depletion and depreciation (2015 - $30,676; 2014 - $26,738)	226,863	230,123
Other long-term assets	145	156
Total assets	$234,295	$240,910
Liabilities and equity:
Current liabilities	$2,161	$1,891
Long-term debt	57,380	57,380
Total liabilities	59,541	59,271
Funds' equity	174,754	181,639
Total liabilities and equity	$234,295	$240,910

5.
In the presentation of the Partnership’s revenue and operating income (loss) by segment, all intersegment revenue and expense is eliminated to determine operating income (loss) reported externally. The following tables reconcile internally reported income (loss) from operations to externally reported income (loss) from operations by business segment, for the three and six months ended June 30, 2015 and 2014:

		Fee Timber
Three Months Ended		Pope	ORM Timber	Total Fee	Timberland	Real
June 30,	(in thousands)	Resources	Funds	Timber	Management	Estate	Other	Consolidated
2015
Revenue - internal		$4,835	$4,501	$9,336	$767	$4,665	$—	$14,768
Eliminations		(64)	—	(64)	(767)	(33)	—	(864)
Revenue - external		4,771	4,501	9,272	—	4,632	—	13,904

Cost of sales		(2,301)	(3,537)	(5,838)	—	(2,977)	—	(8,815)

Operating, general and administrative expenses - internal		(1,206)	(1,407)	(2,613)	(849)	(1,084)	(1,227)	(5,773)
Eliminations		—	767	767	64	4	29	864
Operating, general and administrative expenses - external		(1,206)	(640)	(1,846)	(785)	(1,080)	(1,198)	(4,909)

Income (loss) from operations - internal		1,328	(443)	885	(82)	604	(1,227)	180
Eliminations		(64)	767	703	(703)	(29)	29	—

Income (loss) from operations - external		$1,264	$324	$1,588	$(785)	$575	$(1,198)	$180

2014
Revenue - internal		$8,884	$8,772	$17,656	$840	$1,118	$—	$19,614
Eliminations		(161)	—	(161)	(840)	(30)	—	(1,031)
Revenue - external		8,723	8,772	17,495	—	1,088	—	18,583

Cost of sales		(4,244)	(6,091)	(10,335)	—	(1,042)	—	(11,377)

Operating, general and administrative expenses - internal		(1,430)	(1,521)	(2,951)	(671)	(998)	(480)	(5,100)
Eliminations		—	840	840	161	—	30	1,031
Operating, general and administrative expenses -external		(1,430)	(681)	(2,111)	(510)	(998)	(450)	(4,069)

Income (loss) from operations - internal		3,210	1,160	4,370	169	(922)	(480)	3,137
Eliminations		(161)	840	679	(679)	(30)	30	—

Income (loss) from operations - external		$3,049	$2,000	$5,049	$(510)	$(952)	$(450)	$3,137

		Fee Timber
Six Months Ended		Pope	ORM Timber	Total Fee	Timberland	Real
June 30,	(in thousands)	Resources	Funds	Timber	Management	Estate	Other	Consolidated
2015
Revenue - internal		$13,707	$11,657	$25,364	$1,601	$15,661	$—	$42,626
Eliminations		(146)	—	(146)	(1,601)	(67)	—	(1,814)
Revenue - external		13,561	11,657	25,218	—	15,594	—	40,812

Cost of sales		(5,908)	(9,532)	(15,440)	—	(7,872)	—	(23,312)

Operating, general and administrative expenses - internal		(2,301)	(2,630)	(4,931)	(1,660)	(2,024)	(2,446)	(11,061)
Eliminations		—	1,601	1,601	146	9	58	1,814
Operating, general and administrative expenses - external		(2,301)	(1,029)	(3,330)	(1,514)	(2,015)	(2,388)	(9,247)

Income (loss) from operations - internal		5,498	(505)	4,993	(59)	5,765	(2,446)	8,253
Eliminations		(146)	1,601	1,455	(1,455)	(58)	58	—
Income (loss) from operations - external		$5,352	$1,096	$6,448	$(1,514)	$5,707	$(2,388)	$8,253

2014
Revenue - internal		$20,182	$19,737	$39,919	$1,715	$16,817	$—	$58,451
Eliminations		(315)	—	(315)	(1,715)	(59)	—	(2,089)
Revenue - external		19,867	19,737	39,604	—	16,758	—	56,362

Cost of sales		(8,154)	(13,285)	(21,439)	—	(8,862)	—	(30,301)

Operating, general and administrative expenses - internal		(2,530)	(3,080)	(5,610)	(1,435)	(1,889)	(1,831)	(10,765)
Eliminations		—	1,715	1,715	315	—	59	2,089
Operating, general and administrative expenses - external		(2,530)	(1,365)	(3,895)	(1,120)	(1,889)	(1,772)	(8,676)

Income (loss) from operations - internal		9,498	3,372	12,870	280	6,066	(1,831)	17,385
Eliminations		(315)	1,715	1,400	(1,400)	(59)	59	—
Income (loss) from operations - external		$9,183	$5,087	$14,270	$(1,120)	$6,007	$(1,772)	$17,385

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

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per unit amounts)	2015	2014	2015	2014
Net income attributable to Pope Resources' unitholders	$289	$1,846	$8,098	$14,087
Less:
Net income attributable to unvested restricted unitholders	(25)	(30)	(37)	(175)
Preferred share dividends - ORM Timber Funds	(8)	(8)	(16)	(16)
Net income for calculation of EPS	$256	$1,808	$8,045	$13,896

Basic and diluted weighted average units outstanding	4,298	4,391	4,296	4,389

Basic and diluted earnings per unit	$0.06	$0.41	$1.87	$3.17

7.
In the first quarter of 2015, the Partnership granted 7,550 restricted units pursuant to the management incentive compensation program. These restricted units vest ratably over four years with the grant date fair value equal to the market price on the date of grant. Simultaneous with the restricted unit grant to management, members of our Board of Directors received 4,500 restricted units. Restricted units granted to directors are not part of the management incentive compensation program, but are included in the calculation of total equity compensation expense. These awards to directors vest 50% on the third anniversary and 50% on the fourth anniversary of the date of grant. Total equity compensation expense is recognized over the vesting period. Grants to retirement-eligible individuals on the date of grant are expensed immediately. We recognized $242,000 and $72,000 of equity compensation expense in the second quarter of 2015 and 2014, respectively, and $580,000 and $521,000 for the six months ended June 30, 2015 and 2014, respectively, related to these incentive compensation programs.

8.
Supplemental disclosure of cash flow information: interest paid, net of amounts capitalized, totaled $1.4 million and $1.0 million for the first six months of 2015 and 2014, respectively. The Partnership paid income taxes of $205,000 and $33,000 during the first six months of 2015 and 2014, respectively.

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

The Partnership’s and the Funds’ fixed-rate debt collectively have a carrying value of $90.0 million as of June 30, 2015 and December 31, 2014.   The estimated fair value of this debt, based on current interest rates for similar instruments (Level 2 inputs in the Fair Value Hierarchy), is approximately $94.7 million and $96.0 million, as of June 30, 2015 and December 31, 2014, respectively.

10.
The Partnership had an accrual for estimated environmental remediation costs of $21.1 million and $21.7 million as of June 30, 2015 and December 31, 2014, respectively. The environmental remediation liability represents management’s estimate of payments to be made to monitor and remediate certain areas in and around Port Gamble Bay, and at Port Ludlow, Washington.

In December of 2013, a consent decree and Clean-up Action Plan (CAP) related to Port Gamble were finalized with the Department of Ecology (DOE) and filed with Kitsap County Superior Court. During the second quarter of 2015, there were two developments with respect to the project: additional cost information obtained from contractor bids for the construction work, and an unfavorable litigation outcome. These two developments offset one another, resulting in no change to the overall estimated project liability, other than for payments made during the quarter.

The design of the remediation project was substantially completed in the second quarter of 2015 and the Partnership received bids from contractors to complete the remediation work. Management's cost estimates for the project are based on these bids.

In addition, on June 8, 2015, Kitsap County Superior Court ruled on summary judgment that Washington’s Department of Natural Resources (DNR) did not qualify as an owner or operator of the site and therefore did not have liability under Washington’s Model Toxics Control Act (MTCA). The effect of the court’s ruling is to absolve DNR of any responsibility to contribute to the cost of cleanup at Port Gamble. The Court issued its ruling without making findings of fact or conclusions of law. Management has appealed the Superior Court’s ruling, and believes it has a strong case for overturning the lower court’s decision. While management remains optimistic about the appeal process and the ultimate outcome of this litigation, management has adjusted the liability to reflect its best estimate of the cost of the project without any contribution by DNR.

The environmental remediation liability also includes estimated costs related to a separate remediation effort within the resort community of Port Ludlow. The liability for this project consists primarily of ongoing monitoring activity.

The environmental liability at June 30, 2015 is comprised of $12.5 million that management expects to expend in the next 12 months and $8.6 million thereafter.

Activity in the environmental liability is as follows:

	Balance at the Beginning	Additions to	Expenditures for	Balance at
(in thousands)	of the Period	Accrual	Remediation	Period-end
Year ended December 31, 2013	$13,942	$—	$701	$13,241
Year ended December 31, 2014	13,241	10,000	1,590	21,651
Quarter ended March 31, 2015	21,651	—	286	21,365
Quarter ended June 30, 2015	$21,365	$—	$286	$21,079

11.	On August 6, 2015, the Partnership closed on the sale of a multi-family residential parcel for $4.2 million from its Harbor Hill project in Gig Harbor, Washington.

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains a number of projections and statements about our expected financial condition, operating results, and business plans and objectives. These statements reflect management’s estimates based upon our current goals, in light of management’s knowledge of existing circumstances and expectations about future developments. Statements about expectations and future performance are “forward looking statements” within the meaning of applicable securities laws, which describe our goals, objectives and anticipated performance. These statements can be identified by words such as “anticipate,” “believe,” “expect,” “intend” and similar expressions. These statements are inherently uncertain, and some or all of these statements may not come to pass. Accordingly, you should not interpret these statements as promises that we will perform at a given level or that we will take any or all of the actions we currently expect to take. Our future actions, as well as our actual performance, will vary from our current expectations, and under various circumstances these variations may be material and adverse. Some of the factors that may cause our actual operating results and financial condition to fall short of our expectations are set forth in the part of this report entitled “Risk Factors” in Part II, Item 1A below. Some of the issues that may have an adverse and material impact on our business, operating results and financial condition include economic conditions that affect consumer demand for our products and the prices we receive for them both domestically and overseas, particularly in certain parts of Asia; government regulation that affects our ability to access our timberlands and harvest logs from those lands; factors that affect the timing and amounts realized from the sales, if any, of our real estate holdings; the implications of significant indirect sales to overseas customers, including regulatory and tax matters; the effect of financial market conditions on our investment portfolio and related liquidity; the effects of competition, especially from larger, better-financed competitors; environmental and land use regulations that limit our ability to harvest timber and develop property; access to debt financing by our customers as well as ourselves; the impacts of climate change and natural disasters on our timberlands and on surrounding areas; factors that affect our ability to estimate accurately the extent of our environmental liabilities and the cost of remediating the known areas of exposure; and the potential impacts of fluctuations in foreign currency rates as they affect demand for our products. From time to time we identify other risks and uncertainties in our other filings with the Securities and Exchange Commission. The forward-looking statements in this report reflect our estimates and expectations as of the date of the report, and unless required by law, we do not undertake to update these statements as our business operations and environment change.

This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included with this report.

EXECUTIVE OVERVIEW

Pope Resources, A Delaware Limited Partnership (“we” or the “Partnership”), is engaged in three primary businesses. The first, and by far most significant segment in terms of owned assets and operations, is the Fee Timber segment. This segment includes timberlands owned directly by the Partnership and the three private equity funds (“Fund I”, “Fund II”, and “Fund III”, collectively, the “Funds”). Fund I’s assets were sold in 2014, and the fund is expected to terminate in 2015. When we refer to the timberland owned by the Partnership, we describe it as the Partnership’s tree farms. We refer to timberland owned by the Funds as the Funds’ tree farms. When referring collectively to the Partnership’s and Funds’ timberlands we will refer to them as the Combined tree farms. Operations in this segment consist of growing timber to be harvested as logs for sale to domestic manufacturers and export brokers. The second most significant business in terms of total assets owned is the development and sale of real estate. Real Estate activities primarily take the form of securing permits, entitlements, and, in some cases, installing infrastructure for raw land development and then realizing that land’s value by selling larger parcels to buyers who will take the land further up the value chain, either to home buyers or to developers and lessors of commercial property. Since these projects span multiple years, the Real Estate segment may incur losses for multiple years while a project is developed, and will not recognize operating income until that project is sold. In addition, within this segment we sometimes negotiate and sell development rights in the form of conservation easements (CE’s) on Fee Timber properties to preclude future development. Our third business, which we refer to as Timberland Management, is engaged in organizing and managing private equity timber funds using capital invested by third parties and the Partnership.

Our current strategy for adding timberland acreage is centered on our private equity timber fund business model. We have closed and invested capital from three timber funds, with assets under management totaling approximately $312 million as of June 30, 2015 based on the most recent appraisals. Our 20% co-investments in Funds I and II, and our 5% co-investment in Fund III, which collectively totaled $35 million at time of acquisition, afford us a share of the Funds’ operating cash flows while also allowing us to earn asset management and timberland management fees, as well as potential future incentive fees, based upon the overall success of each fund. We also believe that this strategy allows us to maintain sophisticated expertise in timberland acquisition, valuation, and management more cost-effectively than we could maintain for the Partnership’s timberlands alone. We believe our co-investment strategy also enhances our credibility with existing and prospective investors by demonstrating that we have both an operational and a financial commitment to the Funds’ success.

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

The challenge for our Real Estate segment centers around how and when to “harvest” parcels of our 2,500-acre portfolio in western Washington to optimize value realization by selling the property, balancing the long-term risks and costs of carrying and developing a property against the potential for income and positive cash flows upon sale.

Second quarter highlights

•
Harvest volume was 15 million board feet (MMBF) in Q2 2015 compared to 26 MMBF in Q2 2014, a 42% decrease. Harvest volume for the first six months of 2015 was 40 MMBF compared to 56 MMBF for 2014, a 29% decrease. These harvest volume figures do not include timber deed sales of 0.6 MMBF sold by Fund III in Q1 2015. The harvest volume and log price realization metrics cited below also exclude these timber deed sales.

•
Average realized log price per thousand board feet (MBF) was $562 in Q2 2015 compared to $630 per MBF in Q2 2014, an 11% decrease. For the first six months of 2015, the average realized log price was $591 per MBF compared to $668 per MBF for 2014, a 12% decrease.

•	Fund properties contributed 52% of Q2 2015 harvest volume, compared to 51% in Q2 2014. For the first six months of 2015, Fund properties contributed 50% of harvest volume, compared to 52% for 2014.

•
As a percentage of total harvest, volume sold to export markets in Q2 2015 decreased to 14% from 33% in Q2 2014, with a correspondingly larger increase in the mix of volume sold to domestic markets to 68% in Q2 2015 from 51% in Q2 2014. For the first six months of 2015, the relative percentages of volume sold to export and domestic markets were 17% and 61%, respectively, compared to 38% and 46%, respectively, in 2014. Hardwood and pulpwood log sales make up the balance of total harvest volume.

•
The percentage of total harvest comprised of Douglas-fir sawlogs increased to 52% in Q2 2015 from 42% in Q2 2014, with a corresponding decrease in the whitewood sawlog component to 20% in Q2 2015 from 37% in Q2 2014. For the first six months of 2015, the relative mix of Douglas-fir and whitewood sawlogs was 48% and 23%, respectively, compared to 51% and 29%, respectively, for 2014.

•	During Q2 2015 we closed on the sale of 33 residential lots from our Harbor Hill project in Gig Harbor, Washington, for $3.3 million as well as a 175-acre conservation land sale for $920,000.

Outlook

Log prices for 2015 reached what we expect to be their lowest point in the second quarter. Due to this weaker pricing environment, we have deferred a portion of our harvest and expect total annual log harvest and stumpage sale volume of between 85 and 90 MMBF for 2015. The majority of this reduction is attributable to tree farms owned by the Funds that are located in areas more strongly influenced by the export market. We expect that log markets will continue to be volatile over the next several quarters, with a strengthening trend overall. This volatility will influence our harvest decisions as the year unfolds.

We expect additional land sales from our Real Estate segment over the remainder of 2015, although the timing of these transactions could be impacted by permitting or other delays.

RESULTS OF OPERATIONS

The following table reconciles and compares key revenue and cost elements that impacted our net income for the respective quarters and six months ended June 30, 2015 and 2014.  The explanatory text that follows the table describes in detail certain of these changes by business segment.

	Quarter Ended	Six Months Ended
(in thousands)	June 30,	June 30,
Net income attributable to Pope Resources' unitholders:
2015 period	$289	$8,098
2014 period	1,846	14,087
Variance	$(1,557)	$(5,989)
Detail of variance:
Fee Timber
Log volumes (A)	$(6,930)	$(10,955)
Log price realizations (B)	(1,027)	(3,049)
Timber deed sales	19	230
Production costs	3,140	4,416
Depletion	1,357	1,583
Other Fee Timber	(20)	(47)
Timberland Management	(275)	(394)
Real Estate
Land sales	1,644	(4,482)
Conservation easement sales	—	4,311
Timber depletion on land sale	194	(139)
Other Real Estate	(311)	10
General & administrative costs	(748)	(616)
Net interest expense	(148)	(319)
Income taxes	41	(142)
Noncontrolling interests	1,507	3,604
Total variances	$(1,557)	$(5,989)

(A)	Volume variance calculated by extending change in sales volume by the average log sales price for the comparison period.

(B)	Price variance calculated by extending the change in average realized price by current period sales volume.

Fee Timber

Fee Timber results include operations on 111,000 acres of timberland owned by the Partnership and 80,000 acres of timberland owned by the Funds. Fee Timber revenue is earned primarily from the harvest and sale of logs from these timberlands which are located in western Washington, northwestern Oregon, and northern California. This revenue source is driven primarily by the volume of timber harvested and the average log price realized on the sale of that timber. Our harvest volume is based typically on manufactured log sales to domestic mills and log export brokers. We also occasionally sell rights to harvest timber (timber deed sale) from the Combined tree farms. The metrics used to calculate volumes sold and average price realized during the reporting periods exclude the timber deed sales, except where stated otherwise. Harvest volumes are generally expressed in million board feet (MMBF) increments while harvest revenue and related costs are generally expressed in terms of revenue or cost per thousand board feet (MBF). Fee Timber revenue is also derived from commercial thinning operations, ground leases for cellular communication towers, and royalties from gravel mines and quarries, all of which, along with timber deed sales, are included in other revenue below. Commercial thinning consists of the selective cutting of timber stands not yet of optimal harvest age.  However, they do have some commercial value, thus allowing us to earn revenue while at the same time improving the growth characteristics of the remaining stand of timber.

Revenue and operating income for the Fee Timber segment for the quarters ended June 30, 2015, March 31, 2015, and June 30, 2014 were as follows:

(in millions) Quarter ended	Log Sale Revenue	Other Revenue	Total Fee Timber Revenue	Operating Income	Harvest Volume (MMBF)	Timber Deed Sale Volume (MMBF)
Partnership	$4.1	$0.7	$4.8	$1.3	7.2	—
Funds	4.3	0.2	4.5	0.3	7.9	—
Total June 2015	$8.4	$0.9	$9.3	$1.6	15.1	—

Partnership	$8.3	$0.5	$8.8	$4.1	12.5	—
Funds	6.7	0.4	7.1	0.8	12.0	0.6
Total March 2015	$15.0	$0.9	$15.9	$4.9	24.5	0.6

Partnership	$7.9	$0.8	$8.7	$3.0	12.7	—
Funds	8.5	0.3	8.8	2.0	13.4	—
Total June 2014	$16.4	$1.1	$17.5	$5.0	26.1	—

Operating Income

Comparing Q2 2015 to Q1 2015.  Operating income decreased $3.3 million, or 67%, from $4.9 million in Q1 2015 to $1.6 million in Q2 2015 as a result of a 38% decrease in harvest volume, an 8% decrease in average realized log prices, and a $362,000 increase in operating expenses. Offsetting a portion of the decrease in harvest volume and prices was a 39% reduction in cost of sales due to the decline in harvest volume.

Comparing Q2 2015 to Q2 2014.  Operating income decreased $3.4 million, or 68%, from $5.0 million in Q2 2014 to $1.6 million in Q2 2015, primarily as a result of a 42% decrease in harvest volume and an 11% decrease in average realized log prices. This was offset partially by a 44% decrease in cost of sales and a $265,000 decrease in operating expenses due primarily to the decline in harvest volume.

Revenue

Comparing Q2 2015 to Q1 2015.  Log sale revenue in Q2 2015 decreased $6.6 million, or 44%, from $15.0 million in Q1 2015 to $8.4 million in Q2 2015. Trends that developed during Q1 2015 continued to dampen log prices during Q2 2015 and we responded by decreasing our harvest volume 38% from Q1 2015 to Q2 2015. Demand from the export market remained weak due to the strength of the U.S. dollar, as well as competition in Japan from European-sourced products and the continued effects in China of reduced credit availability and high log inventories at its ports. Logs that have recently been directed to the export market were diverted to the domestic market, which itself was already well-supplied due to the unseasonably mild weather in the Pacific Northwest during the first half of the year. These regional weather conditions afforded timberland owners excellent access to timber not typically available in the first half of the year. An ongoing, lackluster recovery in the U.S. housing market added further downside price pressure due to weak demand for lumber, which in turn reduced the price that mills were willing to pay for logs. In response to these market conditions, we decided to defer harvest volume to future periods when log prices improve.

Comparing Q2 2015 to Q2 2014.  Log sale revenue in Q2 2015 decreased $8.0 million, or 49%, from $16.4 million in Q2 2014 to $8.4 million in Q2 2015, primarily as a result of a 42% decrease in harvest volume and an 11% decrease in average realized log prices. Factors affecting the log market during Q2 2015, as described in the above paragraph, were in stark contrast to the strong log markets we experienced during Q2 2014 which followed a multi-year cyclical high during the first quarter of 2014. The decrease in other revenue from Q2 2014 to Q2 2015 was primarily attributable to a $260,000 reduction in commercial thinning activity.

Revenue and operating income for the Fee Timber segment for the six months ended June 30, 2015 and 2014 were as follows:

(in millions) Six Months Ended	Log Sale Revenue	Other Revenue	Total Fee Timber Revenue	Operating Income	Harvest Volume (MMBF)	Timber Deed Sale Volume (MMBF)
Partnership	$12.4	$1.2	$13.6	$5.4	19.7	—
Funds	11.0	0.6	11.6	1.1	19.9	0.6
Total June 2015	$23.4	$1.8	$25.2	$6.5	39.6	0.6

Partnership	$18.1	$1.8	$19.9	$9.2	26.7	—
Funds	19.3	0.4	19.7	5.1	29.3	—
Total June 2014	$37.4	$2.2	$39.6	$14.3	56.0	—

Operating Income

Comparing YTD 2015 to YTD 2014.  Operating income decreased by $7.8 million, or 55%, from $14.3 million in the first six months of 2014 to $6.5 million in the first six months of 2015, primarily as a result of a 29% decrease in harvest volume, a 12% decrease in average realized log prices, and a $436,000 decrease in other revenue attributable to reduced commercial thinning activity. This was offset partially by a 28% decrease in cost of sales and a $565,000 decrease in operating expenses due primarily to the decline in harvest volume.

Revenue

Comparing YTD 2015 to YTD 2014.  Log sale revenue decreased $14.0 million, or 37%, from $37.4 million in first half of 2014 to $23.4 million in the first half of 2015. The reduction in revenue was the result of a 29% decrease in harvest volume and a 12% decrease in average realized log prices. Log markets during the first half of 2014, particularly in the first quarter, were at a multi-year cyclical high due to strong demand from the export market to Asia, combined with a slowly strengthening domestic market as U.S. housing starts rose to a rate of 1 million units per year. In contrast, export markets in the first half of 2015 have been impacted negatively by unfavorable currency exchange rates, tight credit conditions in China, and high log inventories at Asian ports. These factors combined to drive down export demand and prices. Domestic markets have been affected by unseasonably mild weather in the Pacific Northwest, high log and lumber inventories, and sluggish lumber prices. The $436,000 decrease in other revenue in 2015 compared to 2014 was due primarily to a reduction in commercial thinning revenue.

Log Volume

We harvested the following log volumes by species from the Combined tree farms, exclusive of timber deed sales, for the quarters ended June 30, 2015, June 30, 2014, and March 31, 2015:

Volume (in MMBF)		Quarter Ended
		Jun-15	% Total	Mar-15	% Total	Jun-14	% Total
Sawlogs	Douglas-fir	7.8	52%	11.3	46%	10.9	42%
	Whitewood	3.0	20%	6.0	25%	9.6	37%
	Pine	1.1	7%	—	—%	0.5	2%
	Cedar	0.5	3%	1.3	5%	0.8	3%
	Hardwood	0.4	3%	1.5	6%	0.5	2%
Pulpwood	All Species	2.3	15%	4.4	18%	3.8	14%
Total		15.1	100%	24.5	100%	26.1	100%

Comparing Q2 2015 to Q1 2015. Harvest volume decreased 9.4 MMBF, or 38%, from 24.5 MMBF in Q1 2015 to 15.1 MMBF in Q2 2015. This reduction in harvest volume resulted from deteriorating conditions in both the domestic and export log markets which led us to defer harvest volume until later in the year or, in some cases, next year. In a typical year, we front-load a portion of our annual harvest volume to take advantage of generally stronger log market conditions in the first quarter when winter weather limits access to higher elevation timberlands. Our abundance of lower elevation timberlands affords us this opportunity. This year, however, the Pacific Northwest experienced unseasonably mild weather conditions, largely removing this seasonal opportunity. Looking forward to the balance of the year, these same lower elevation timberlands may allow us to harvest later in the year when harvest activities are curtailed due to extreme fire conditions on higher elevation properties. Lower elevation timberlands subject to marine influence are often able to be harvested in hot, dry conditions when log prices may be elevated due to restricted log supply.

Douglas-fir harvest volume, as a percent of overall harvest, increased from 46% in Q1 2015 to 52% in Q2 2015. Conversely, the component of whitewood harvest volume decreased from 25% in Q1 2015 to 20% in Q2 2015. This shift in species mix was partly attributable to better market demand for Douglas-fir and to mitigate the effect of a weak whitewood market. Pine harvest volume, as a percent of overall harvest, increased from 0% in Q1 2015 to 7% in Q2 2015. The pine volume in Q2 2015 originated almost exclusively from Fund III’s northern California tree farm.

 Comparing Q2 2015 to Q2 2014. Harvest volume decreased 11 MMBF, or 42%, from 26.1 MMBF in Q2 2014 to 15.1 MMBF in Q2 2015. The decrease is due to our response to weaker domestic and export markets in Q2 2015 as compared to Q2 2014. Douglas-fir harvest volume, as a percent of overall harvest, increased from 42% in Q2 2014 to 52% in Q2 2015. Conversely, the component of whitewood harvest volume decreased from 37% in Q2 2014 to 20% in Q2 2015. This shift in species mix is in response to market conditions wherein Douglas-fir log prices during Q2 2015 were not affected as dramatically as whitewood by the decrease in demand from China. Pine harvest volume increased from 2% in Q2 2014 to 7% in Q2 2015, almost all of which came from Fund III’s northern California tree farm where the decline in harvest volume in Q2 2015 was more muted than for the Combined tree farms.

We harvested the following log volumes by species from the Combined tree farms, exclusive of the aforementioned timber deed sales, for the six months ended June 30, 2015 and 2014:

Volume (in MMBF)		Six Months Ended
		Jun-15	% Total	Jun-14	% Total
Sawlogs:	Douglas-fir	19.1	48%	28.9	51%
	Whitewood	9.0	23%	16.3	29%
	Pine	1.1	3%	0.5	1%
	Cedar	1.8	4%	1.5	3%
	Hardwood	1.9	5%	1.5	3%
Pulpwood:	All Species	6.7	17%	7.3	13%
Total		39.6	100%	56.0	100%

Comparing YTD 2015 to YTD 2014. Harvest volume decreased 16.4 MMBF, or 29%, from 56.0 MMBF in the first six months of 2014 to 39.6 MMBF in 2015. The decrease in harvest volume is attributable to our decision to defer harvest volume in light of weaker domestic and export markets in 2015 as compared to 2014. Douglas-fir and whitewood harvest volume, as a percentage of overall harvest, decreased from 51% and 29%, respectively, in 2014 to 48% and 23%, respectively, in 2015.  Conversely, the component of pulpwood and the minor species harvest volume increased from 13% and 7%, respectively, in 2014 to 17% and 12%, respectively, in 2015.  This shift in species mix was a function of harvest units selected in 2015 that contained a higher component of pulpwood and minor species than those in 2014.

Log Prices

Logs from the Combined tree farms serve a number of different domestic and export markets, with domestic mills historically representing our largest market destination. Export customers consist of log brokers who sell the logs primarily to Japan, China and, to a lesser degree, Korea.

We realized the following log prices by species for the quarters ended June 30, 2015, March 31, 2015, and June 30, 2014:

		Quarter Ended
		Jun-15	Mar-15	Jun-14
Average price realizations (per MBF):
Sawlogs:	Douglas-fir	$608	$644	$694
	Whitewood	541	555	653
	Pine	552	n/a	525
	Cedar	1,120	1,509	1,270
	Hardwood	532	646	597
Pulpwood:	All Species	322	328	281
Overall		562	609	630

The following table compares the dollar and percentage change in log prices from each of Q1 2015 and Q2 2014 to Q2 2015:

		Change to Q2 2015 from Quarter Ended
		Mar-15		Jun-14
		$/MBF	%	$/MBF	%
Sawlogs:	Douglas-fir	$(36)	(6%)	$(86)	(12%)
	Whitewood	(14)	(3%)	(112)	(17%)
	Pine	n/a	n/a	27	5.1%
	Cedar	(389)	(26%)	(150)	(12%)
	Hardwood	(114)	(18%)	(65)	(11%)
Pulpwood:	All Species	(6)	(2%)	41	15%
Overall		(47)	(8%)	(68)	(11%)

Overall realized log prices in Q2 2015 were 8% lower than Q1 2015 and 11% lower than Q2 2014. Our overall average is influenced heavily by price movements for our two most prevalent species on the Combined tree farms, Douglas-fir and whitewood, and the relative mix of harvest volume between those two species. From Q1 2015 to Q2 2015, log prices for these two species declined 6% and 3%, respectively, due to continued deterioration in the fundamentals of the export and domestic markets. The minor species of cedar and hardwood, though only 6% of Q2 2015 production, had significant price decreases which contributed to the overall decrease in average log price. In the case of cedar, the 26% decrease in price is because 45% of the Q2 2015 cedar volume was lower-value incense cedar produced on Fund III’s northern California tree farm, while in Q1 2015 all cedar volume was higher-value western red cedar produced primarily on the Partnership tree farms. In the case of hardwood, the price decrease is attributable to a lower proportion of higher-priced domestic sawlogs from Q1 2015 to Q2 2015.

From Q2 2014 to Q2 2015, the decline in average realized log prices was attributable primarily to a decrease of 12% and 17% for Douglas-fir and whitewood, respectively, due to weaker domestic and export markets in 2015 versus 2014. A 15% increase in pulpwood price served to partially offset the Douglas-fir and whitewood declines.

The following table compares realized log prices by species for the first six months of 2015 and 2014, as well as the dollar and percentage change in log prices between the two periods:

		Six Months Ended
		Jun-15			Jun-14
			∆ from Jun-15 to Jun-14
			$/MBF	%
Sawlogs:	Douglas-fir	$629	$(109)	(15%)	$738
	Whitewood	550	(120)	(18%)	670
	Pine	551	25	5%	526
	Cedar	1,398	61	5%	1,337
	Hardwood	623	25	4%	598
Pulpwood:	All species	326	51	19%	275
Overall		591	(77)	(12%)	668

Overall realized log prices decreased 12% in the first six months of 2015 compared to the corresponding period of 2014. The overall average is influenced heavily by Douglas-fir and whitewood prices, which were down 15% and 18%, respectively. This weakness was offset partially by a 19% increase in pulpwood prices.

Customers

The ultimate decision of whether to sell our logs into the export or domestic market is based on the net proceeds we receive after taking into account both the delivered log prices and the cost to deliver logs to the customer. As such, our reported log price realizations will reflect our properties’ proximity to customers as well as the broader log market.

The table below categorizes logs sold by customer type for the quarters ended June 30, 2015, March 31, 2015, and June 30, 2014:

	Q2 2015			Q1 2015			Q2 2014
	Volume			Volume			Volume
Destination	MMBF	%	Price	MMBF	%	Price	MMBF	%	Price
Export brokers	2.1	14%	$604	4.7	19%	$665	8.5	33%	$722
Domestic mills	10.3	68%	608	13.9	57%	676	13.3	51%	672
Hardwood	0.4	3%	532	1.5	6%	646	0.5	2%	597
Pulpwood	2.3	15%	322	4.4	18%	328	3.8	14%	281
Subtotal	15.1	100%	562	24.5	100%	609	26.1	100%	630

Timber deed sale	—		—	0.6		389	—		—
Total	15.1			25.1			26.1

Comparing Q2 2015 to Q1 2015. Volume sold to the export market decreased to 14% of Q2 2015 harvest volume compared to 19% of Q1 2015 volume. Conversely, volume sold to the domestic market increased to 68% of Q2 2015 harvest volume compared to 57% of Q1 2015 harvest volume. This shift is reflective of reduced demand in the export market as well as the harvest of 3.2 MMBF of volume from Fund III’s northern California tree farm, compared to only negligible harvest volume in Q1 2015, all of which was delivered to the domestic market in both periods. In addition, timber deed sale volume declined from 0.6 MMBF of volume in Q1 2015 on Fund III’s southwest Washington tree farm to none in Q2 2015. This is reflective of the tree farm transitioning from timber deed sales to delivered log sales in 2015.

Comparing Q2 2015 to Q2 2014. Volume sold to export brokers as a percentage of total harvest decreased from 33% in Q2 2014 to 14% in Q2 2015. Conversely, volume sold to the domestic market increased from 51% in Q2 2014 to 68% in Q2

2015. This large shift in customer mix is attributable to better realized prices in the domestic market as compared to the export market during Q2 2015 due to reduced export demand.

The table below categorizes logs sold by customer type for the six-month periods ended June 30, 2015 and 2014:

	Six Months Ended
	June 2015			June 2014
	Volume			Volume
Destination	MMBF	%	Price	MMBF	%	Price
Export brokers	6.8	17%	$646	21.0	38%	$765
Domestic mills	24.2	61%	647	26.2	46%	704
Hardwood	1.9	5%	623	1.5	3%	598
Pulpwood	6.7	17%	326	7.3	13%	275
Subtotal	39.6	100%	591	56.0	100%	668

Timber deed sale	0.6		389	—		—
Total	40.2			56.0

Comparing YTD 2015 to YTD 2014. Volume sold to export brokers as a percentage of total harvest decreased from 38% in the first six months of 2014 to 17% in 2015.  Conversely, volume sold to the domestic market increased from 46% in the first six months of 2014 to 61% in the comparable period of 2015. Timber deed sales volume of 0.6 MMBF during the first six months of 2015 represented the conclusion of timber deed sale activity on Fund III’s southwest Washington tree farm during Q1 2015 that started in the second half of 2014, as that tree farm transitions to delivered log sales.

Cost of Sales

Fee Timber cost of sales, which consist predominantly of harvest, haul and depletion costs, vary with harvest volume.  Commercial thinning costs are the primary component of Other cost of sales in the tables below.

Fee Timber cost of sales for the quarters ended June 30, 2015, March 31, 2015, and June 30, 2014, was as follows, with the first table expressing these costs in total dollars and the second table expressing those costs that are driven by volume on a per MBF basis:

(in thousands) Quarter Ended	Harvest, Haul and Tax	Depletion	Other	Total Fee Timber Cost of Sales	Harvest Volume (MMBF)	Timber Deed Sale Volume (MMBF)
Partnership	$1,669	$348	$284	$2,301	7.2	—
Funds	2,189	1,309	39	3,537	7.9	—
Total June 2015	$3,858	$1,657	$323	$5,838	15.1	—

Partnership	$2,908	$582	$117	$3,607	12.5	—
Funds	3,136	2,629	230	5,995	12.0	0.6
Total March 2015	$6,044	$3,211	$347	$9,602	24.5	0.6

Partnership	$3,249	$605	$390	$4,244	12.7	—
Funds	3,505	2,409	177	6,091	13.4	—
Total June 2014	$6,754	$3,014	$567	$10,335	26.1	—

(Amounts per MBF) Quarter Ended	Harvest, Haul and Tax *	Depletion *
Partnership	$232	$48
Funds	277	166
Total June 2015	$255	$110

Partnership	$233	$47
Funds	261	209
Total March 2015	$247	$128

Partnership	$256	$48
Funds	262	180
Total June 2014	$259	$115

*	Timber deed sale volumes are excluded in the per MBF computation for harvest, haul and tax costs but included in the per MBF computation for depletion.

Comparing Q2 2015 to Q1 2015. Cost of sales decreased $3.8 million, or 39%, from Q1 2015 to Q2 2015. The decrease was primarily attributable to a 38% decline in harvest volume as we deferred harvest volume in response to weak log markets.

Comparing Q2 2015 to Q2 2014. Cost of sales decreased $4.5 million, or 44%, in Q2 2015 compared to the corresponding period in 2014. The decrease was primarily attributable to a 42% decline in harvest volume as we deferred harvest volume in response to weak log markets.

Fee Timber cost of sales for the six months ended June 30, 2015 and 2014 was as follows, with the first table expressing these costs in total dollars and the second table expressing those costs that are driven by volume on a per MBF basis:

(in thousands) Six Months Ended	Harvest, Haul and Tax	Depletion	Other	Total Fee Timber Cost of Sales	Harvest Volume (MMBF)	Timber Deed Sale Volume (MMBF)
Partnership	$4,577	$930	$401	$5,908	19.7	—
Funds	5,325	3,938	269	9,532	19.9	0.6
Total June 2015	$9,902	$4,868	$670	$15,440	39.6	0.6

Partnership	$6,159	$1,269	$726	$8,154	26.7	—
Funds	7,771	5,182	332	13,285	29.3	—
Total June 2014	$13,930	$6,451	$1,058	$21,439	56.0	—

(Amounts per MBF) Six Months Ended	Harvest, Haul and Tax *	Depletion *
Partnership	$232	$47
Funds	268	192
Total June 2015	$250	$121

Partnership	$231	$48
Funds	265	177
Total June 2014	$249	$115

*	Timber deed sale volumes are excluded in the per MBF computation for harvest, haul and tax costs but included in the per MBF computation for depletion.

Comparing YTD 2015 to YTD 2014. Cost of sales decreased $6.0 million, or 28%, in the first six months of 2015 compared to the corresponding period in 2014, due to a 29% decrease in harvest volume from 2014 to 2015. A decrease in commercial thinning activity in 2015 drove the decline in other cost of sales.

Operating Expenses

Fee Timber operating expenses include the cost of maintaining existing roads and building temporary roads for harvesting, silviculture costs, and other management expenses. For the quarters ended June 30, 2015, March 31, 2015, and June 30, 2014, operating expenses were $1.8 million, $1.5 million, and $2.1 million, respectively. The $362,000 increase in operating expenses from Q1 2015 to Q2 2015 was attributable to higher silviculture expenses on the Combined tree farms. The $265,000 decrease in operating expenses from Q2 2014 to Q2 2015 was attributable to reduced road expenses on the Partnership tree farms due to the decline in harvest volume.

Fee Timber operating expenses for the six months ended June 30, 2015 and 2014 were $3.3 million and $3.9 million, respectively.  The $565,000 decrease is attributable to reduced road expenses on the Combined tree farms due to the decline in harvest volume.

Timberland Management

The Timberland Management segment develops timberland investment portfolios on behalf of the Funds. Our private equity timber funds own a combined 80,000 acres of commercial timberland in western Washington, northwestern Oregon, and northern California with total assets under management of $312 million based on the most recent appraisals.

Fund I’s assets were sold in 2014, and the fund is expected to terminate in 2015. Fund III is currently in the investment period for its $180 million of committed capital, of which 5%, or $9 million, represents the Partnership’s co-investment share. As of June 30, 2015, Fund III had $50.8 million of committed capital remaining to invest, which included $2.5 million from the Partnership. The investment period for Fund III commenced on July 31, 2012, and, due to a recent vote of the investors that extended the investment period by one year, will close on July 31, 2016, or when all of the committed capital is invested, whichever comes first.

 Fund Distributions and Fees Paid

Fund distributions are paid from available Fund cash, generated primarily from the harvest and sale of timber after paying all Fund expenses, management fees, and recurring capital costs. The Partnership received combined distributions from the Funds of $240,000 and $1.2 million, in the six months ended June 30, 2015, and 2014, respectively. The decrease in distributions from the Funds is due to a combination of deferred harvest volume and lower log prices in the first half of 2015 compared to the comparable period in the prior year.
The Partnership earned asset, investment, and timberland management fees from the Funds which totaled $1.6 million and $1.7 million in the six months ended June 30, 2015, and 2014, respectively.
Revenue and Operating Loss

The fees earned from managing the Funds include a fixed component related to invested capital and acres owned, and a variable component related to harvest volume from the Funds’ tree farms. As all revenue is eliminated in consolidation, operating losses consist of operating expenses incurred by the Timberland Management segment.

Revenue and operating loss for the Timberland Management segment for the quarters ended June 30, 2015 and 2014 were as follows:

(in thousands, except invested	Quarter Ended
capital, volume and acre data)	Jun-15	Jun-14
Revenue internal	$767	$840
Intersegment eliminations	(767)	(840)
Revenue external	$—	$—

Operating income (loss) internal	$(82)	$169
Intersegment eliminations	(703)	(679)
Operating loss external	$(785)	$(510)

Invested capital (in millions)	$253	$239
Acres owned	80,000	91,000
Harvest volume - Funds (MMBF), including timber deed sales	7.9	13.4

Comparing Q2 2015 to Q2 2014. Timberland Management generated management fee revenue of $767,000 and $840,000 from managing the Funds for the second quarters of 2015 and 2014, respectively. The decrease in fee revenue is attributable to the decline in harvest volume and reduction in acres owned, offset partially by an increase in invested capital. Harvest volume declined as a result of reduced operations as we deferred volume amid weak log markets. The reduction in acres owned is attributable to selling Fund I’s two tree farms totaling 24,000 acres in Q3 and Q4 2014, offset partially by the addition of Fund III’s 13,000-acre Deer Creek tree farm in Q4 2014. These transactions also explain the increase in invested capital, where the Fund I sales represented $58 million of invested capital, and the Fund III purchase represents $72 million of invested capital.

Operating expenses incurred for the quarters ended June 30, 2015, and 2014 totaled $785,000 and $510,000, respectively. The increase in operating expenses is attributable to cost incurred to open and staff a new timber field office in Oregon that was opened in Q4 2014 to manage operations on Fund tree farms in Oregon.

Revenue and operating loss for the Timberland Management segment for the six months ended June 30, 2015 and 2014 were as follows:

(in thousands, except invested	Six Months Ended
capital, volume and acre data)	Jun-15	Jun-14
Revenue internal	$1,601	$1,715
Intersegment eliminations	(1,601)	(1,715)
Revenue external	$—	$—

Operating income (loss) internal	$(59)	$280
Intersegment eliminations	(1,455)	(1,400)
Operating loss external	$(1,514)	$(1,120)

Invested capital (in millions)	$253	$239
Acres owned	80,000	91,000
Harvest volume - Funds (MMBF), including timber deed sales	20.5	29.3

Comparing YTD 2015 to YTD 2014. Timberland Management generated management fee revenue of $1.6 million and $1.7 million from managing the Funds for the six months ended June 30, 2015 and 2014, respectively. The decrease in revenue is attributable to the same factors that were explained above: a decline in harvest volume and acres owned, offset partially by an increase in invested capital.

Operating expenses incurred by the Timberland Management segment for the six months ended June 30, 2015 and 2014 totaled $1.5 million and $1.1 million, respectively. The increase in operating expenses is attributable to cost incurred to open and staff a new timber field office in Oregon that was opened in Q4 2014 to manage operations on Fund tree farms in that state.

Real Estate

The Partnership’s Real Estate segment produces its revenue primarily from the sale of land within its 2,500-acre portfolio.  Additional sources of revenue include sales of development rights and tracts of land from the Partnership’s timberland portfolio, together with residential and commercial property rents earned from our Port Gamble and Poulsbo properties. Real Estate holdings are located in the Washington counties of Pierce, Kitsap, and Jefferson with sales of land for this segment typically falling into one of three general types:

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

In addition to outright sales of fee simple interests in land, we also enter into conservation easement (CE) sales that allow us to retain the right to harvest and manage timberland, but bar any future subdivision of, or real estate development on, the property.

“Land Held for Development” on our Condensed Consolidated Balance Sheets represents the Partnership’s cost basis in land that has been identified as having greater value as development property than timberland. Our Real Estate segment personnel work with local officials to acquire entitlements for further development of these parcels.

Those properties that are for sale, under contract, and for which the Partnership has an expectation they will sell within the next 12 months, are classified on our balance sheet as a current asset under “Land and Timber Held for Sale”. The $2.5 million amount currently in Land and Timber Held for Sale reflects properties that are under contract and expected to close between now and the end of the second quarter of 2016, comprising a multi-family parcel from the Harbor Hill project.

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

Comparing Q2 2015 to Q2 2014. In the second quarter of 2015, we closed on the sale of 33 lots from our Harbor Hill development for $3.3 million and a 175-acre conservation land sale for $920,000, whereas there were no land transactions in Q2 2014. Real Estate operating expenses increased slightly to $1.1 million for the second quarter of 2015 compared to $1.0 million for the second quarter of 2014.  These factors resulted in operating income of $575,000 for the second quarter of 2015 compared to an operating loss of $952,000 in the second quarter of 2014.

Comparing YTD 2015 to YTD 2014. In the first six months of 2015, we closed on the sale of 75 single-family residential lots from our Harbor Hill development for $9.0 million and on conservation land and easement sales covering 3,861 acres for $6.0 million.  In the first six months of 2014, we closed on the sale of 115 residential lots from Harbor Hill for $11.6 million and a conservation land sale for $4.6 million.  Rental and other activities in our Real Estate segment were largely consistent from 2014 to 2015. Real Estate operating expenses were nearly flat at $2.0 million and $1.9 million for the first six months of 2015 and 2014, respectively. These factors resulted in operating income of $5.7 million for the first six months of 2015 compared to $6.0 million for the first six months of 2014.

Real Estate revenue, gross margin and operating income are summarized in the table below for the six months ended June 30, 2015 and 2014:

(in thousands, except acre, lot and per acre/lot amounts)
For the six months ended:
Description	Revenue	Gross Margin	Units Sold		Revenue per unit	Gross Margin per unit
Conservation land sale	$1,644	$912	Acres:	469	$3,505	$1,945
Development rights (CE)	4,311	4,311	Acres:	3,392	1,271	1,271
Residential	8,994	2,416	Lots:	75	119,920	32,213
Total land	14,949	7,639
Rentals and other	645	83
June 30, 2015 total	$15,594	$7,722

Conservation land sale	$4,600	$3,838	Acres:	535	8,598	7,174
Residential	11,551	4,083	Lots:	115	100,443	35,504
Total land	16,151	7,921
Rentals and other	607	(25)
June 30, 2014 total	$16,758	$7,896

Environmental Remediation

As disclosed previously, we maintain a liability for environmental remediation at Port Gamble, Washington, owing to contamination that occurred in Port Gamble Bay prior to our 1985 acquisition of the property from Pope & Talbot, Inc., our corporate predecessor. We have adjusted that liability from time to time based on evolving circumstances. During the second quarter of 2015, there were two developments with respect to the project: additional cost information obtained from contractor bids for the construction work, and a litigation outcome that was unfavorable although, we believe, temporary. These two developments offset one another, resulting in no change to our overall estimated project liability, other than for payments made during the quarter.
We have substantially completed the design of the remediation project and have received bids from contractors to complete the remediation work. The bid submission process resulted in reductions to our cost estimates for the project, relating primarily to the cost of sand cover materials, piling removal, and dredging. Our project cost estimates, and the related liability, are now based on the contractor bids rather than on our previous internal estimates and on the Monte Carlo statistical simulation model we have used in previous quarters.
In addition, on June 8, 2015, Kitsap County Superior Court ruled on summary judgment that Washington’s Department of Natural Resources (DNR) did not qualify as an owner or operator of the site and therefore did not have liability under Washington’s Model Toxics Control Act (MTCA). The effect of the court’s ruling is to absolve DNR of any responsibility to contribute to the cost of cleanup at Port Gamble. The Court issued its ruling without making findings of fact or conclusions of law, and we believe the reason for this unusual approach may have been to facilitate a more thorough review by the State’s appellate courts.
We have appealed the Superior Court’s ruling, and believe we have a strong case for overturning the lower court’s decision. We continue to believe that DNR is liable under the most reasonable interpretation of MTCA, which holds state agencies responsible to the same extent as private parties. Moreover, this position is supported by the fact that the Washington State Department of Ecology (“DOE”) has alleged that DNR is liable under MTCA at this site and many others.
While we remain optimistic about the appeal process and the ultimate outcome of this litigation, we have adjusted our liability to reflect our best estimate of the cost of the entire project, without any contribution by DNR. Should we prevail on our appeal of the summary judgment decision, we will evaluate whether to revert back to recording the liability at our estimated portion of the total cost of the project.
Although the project design is substantially complete and we have contractor bids for the work, we note that project costs may still vary due to a number of factors, certain of which are outlined as follows:
Disposal of dredged material: Our liability contemplates that the majority of dredged material will be stored permanently on the mill site, which we believe is the most likely outcome at this time. However, we have not yet obtained approval from the relevant regulatory agencies for the mill site as a permanent storage location. It is possible that we may be required to relocate some or all of the dredged material to land that we own a short distance from the town of Port Gamble or to a commercial landfill. Either of these scenarios would result in an increase in costs.
Costs based on unit pricing: Certain components of the remediation work are based on a price per unit and the number of units is an estimate. For example, we do not know for certain the number of pilings that will need to be removed from Port Gamble Bay. The cost for this work is priced on a per piling basis, so to the extent the actual number of pilings to be removed changes from our estimates, the overall cost may change.
Unforeseen conditions: It is possible that conditions may differ from what we anticipate. For example, DOE may require us to increase the depth of the dredging in certain areas if, as the project progresses, we encounter conditions that are different than expected.
Should any future circumstances result in a change to the estimated cost of the project, we will record an appropriate adjustment to the liability in the period it becomes known and we can reasonably estimate the amount.

General and Administrative (G&A)

G&A expenses increased to $1.2 million in the second quarter of 2015 from $450,000 in the second quarter of 2014. Similarly, G&A expenses increased to $2.4 million for the first six months of 2015 from $1.8 million for the first six months of 2014. The 2014 amounts were lower due primarily to reversals of incentive compensation accruals as a result of the second quarter 2014 departure of a former executive. Without these reversals, G&A expense for the second quarter and first six months of 2014 would have been $1.1 million and $2.4 million, respectively, consistent with the 2015 amounts.

Interest Expense, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2015	2014	2015	2014
Interest income	$7	$7	$14	$12
Interest expense	(988)	(858)	(1,969)	(1,706)
Capitalized interest expense	204	222	433	491
Interest expense, net	$(777)	$(629)	$(1,522)	$(1,203)

The increases in interest expense are due to increasing debt balances for Fund III as debt financing has been used to acquire timberland. The Partnership’s and Fund III’s debt arrangements with Northwest Farm Credit Services (NWFCS) include an annual rebate of a portion of interest expense paid in the prior year (patronage). This NWFCS patronage program is a feature common to most of this lender’s customer loan agreements. The patronage program reduced interest expense by $120,000 and $91,000 for the second quarters of 2015 and 2014, respectively, with $238,000 and $186,000 for the six months ended June 30, 2015 and 2014, respectively.
The decreases in capitalized interest from year-to-year are due to reductions in interest capitalized to the Harbor Hill project as the average capitalized basis in the project has decreased due to sales activity.

Income Tax

The Partnership recorded income tax expense of $28,000 and $69,000 for the quarters ended June 30, 2015 and 2014, respectively.  The Partnership recorded income tax expense of $368,000 and $226,000 for the first six months of 2015 and 2014, respectively.

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

Noncontrolling interests-ORM Timber Funds

The line item “Net (income) loss attributable to noncontrolling interests-ORM Timber Funds” represents the combination of the 80% portion of the net income or loss for Funds I and II which is attributable to third-party owners plus 95% of the net income or loss of Fund III that is similarly attributable to third-party owners.

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

The Partnership’s debt consists of mortgage debt with fixed interest rates and an operating line of credit with Northwest Farm Credit Services (NWFCS). The mortgage debt at June 30, 2015 includes $29.8 million in term loans with NWFCS structured in four tranches. We repaid one tranche of $5.0 million on its July 1, 2015 maturity date. The remaining three tranches mature from 2017 through 2025. In addition, our commercial office building in Poulsbo, Washington is collateral for a $2.8 million loan from NWFCS that matures in 2023. Our $20.0 million operating line of credit matures April 1, 2020 and we had no balance drawn as of June 30, 2015. The line of credit carries a variable interest rate that is based on the one-month LIBOR rate plus applicable margins determined by certain financial covenants.

These debt agreements contain covenants that are measured quarterly. Among the covenants measured is a requirement that the Partnership not exceed a maximum debt-to-total-capitalization ratio of 30%, with total capitalization calculated using fair market (vs. carrying) value of timberland, roads and timber. The Partnership is in compliance with these covenants as of June 30, 2015 and expects to remain in compliance for at least the next twelve months.

Mortgage debt within our private equity timber funds are collateralized by Fund properties only. Fund II has a timberland mortgage comprised of two fixed rate tranches totaling $25.0 million with MetLife Insurance Company. The tranches are non-amortizing and both mature in September 2020. The loans allow for, but do not require, annual principal payments of up to 10% of outstanding principal without incurring a make-whole premium. This mortgage is collateralized by a portion of Fund II’s timberland portfolio. Fund III has a timberland mortgage comprised of two fixed rate tranches totaling $32.4 million with NWFCS. The mortgage is non-amortizing and collateralized by all of Fund III’s timberland, with an $18.0 million tranche maturing in December 2023 and a $14.4 million tranche maturing in October 2024.

The $11.6 million decrease in cash generated for the six months ended June 30, 2015 compared to June 30, 2014 is explained in the following table:

	Six months ended		Six months ended
(in thousands)	Jun-15	Change	Jun-14
Cash provided by operations	$12,192	$(13,799)	$25,991

Investing activities
Purchase of short-term investments	—	3,000	(3,000)
Maturity of short-term investments	1,000	1,000	—
Reforestation and roads	(1,098)	(15)	(1,083)
Buildings and equipment	(166)	(24)	(142)
Timberland acquisition	(2,876)	(2,876)	—
Cash used in investing activities	(3,140)	1,085	(4,225)
Financing activities
Proceeds from issuance of long-term debt	(55)	—	(55)
Proceeds from preferred stock issuance - ORM Timber Funds	—	(125)	125
Payroll taxes paid upon unit net settlements	(107)	89	(196)
Excess tax benefit of equity-based compensation	5	5	—
Cash distributions to unitholders	(5,637)	(294)	(5,343)
Cash distributions to fund investors, net of distributions to Partnership	(4,163)	1,450	(5,613)
Cash used in financing activities	(9,957)	1,125	(11,082)
Net increase (decrease) in cash and cash equivalents	$(905)	$(11,589)	$10,684

The decrease in cash provided by operating activities of $13.8 million resulted primarily from a 12% decrease in log prices and an 29% decrease in timber harvest volume.

Cash used in investing activities during 2015 decreased by $1.1 million compared to 2014 due primarily to the purchase of certificates of deposit with 180-day maturities in 2014, offset partially by the Partnership's acquisition of timberland in 2015.

Cash used in financing activities decreased in the current year by $1.1 million due primarily to a decrease in distributions to investors in our private equity timber funds, offset partially by an increase in distributions to Pope Resources' unitholders.

Fund III has a remaining capital commitment of $50.8 million, which includes a remaining commitment by the Partnership of $2.5 million. The drawdown period for Fund III ends on the earlier of July 31, 2016 or when all of the committed capital is placed.

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

Timberland Management. Management revenue generated by this segment consists of asset and timberland management fees. These fees, which relate primarily to our activities on behalf of the Funds and are eliminated in consolidation, vary based upon the amount of invested capital, the number of acres owned by the Funds, and the volume of timber harvested from properties owned by the Funds and are not expected to be significantly seasonal.

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

Capital Expenditures and Commitments

Capital expenditures for the full year 2015 are projected to be approximately $17.8 million.  Land development projects in our Harbor Hill project account for $10.2 million of this total, including capitalized interest of $865,000. Projected capital expenditures are subject to permitting timetables, suitable weather for construction of such improvements, and progress towards closing on specific land transactions.

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

For a further discussion of our critical accounting policies and estimates see Accounting Matters in the Management Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2014. See also note 2 to the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The consolidated fixed-rate debt outstanding had a fair value of approximately $94.7 million and $96.0 million at June 30, 2015 and December 31, 2014, respectively, based on the prevailing interest rates for similar financial instruments. A change in interest rate on fixed-rate debt will affect the fair value of debt, whereas a change in the interest rate on variable-rate debt will affect interest expense and cash flows payable by the Partnership. A hypothetical 1% change in prevailing interest rates would change the fair value of fixed-rate long-term debt obligations by $3.5 million. We are not subject to material foreign currency risk, derivative risk, or similar uncertainties.

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

ITEM 1A. RISK FACTORS

We are subject to statutory and regulatory restrictions that currently limit, and may increasingly limit, our ability to generate income. Our ability to grow and harvest timber can be significantly impacted by legislation, regulations or court rulings that restrict or stop forest practices. For example, events that focus media attention upon natural disasters and damage to timberlands have at various times brought increasing public attention to forestry practices. Additional regulations, whether or not adopted in response to such events, may make it more difficult or expensive for us to harvest timber and may reduce the amount of harvestable timber on our properties. These and other restrictions on logging, planting, road building, fertilizing, managing competing vegetation, and other activities can significantly increase the cost or reduce available inventory thereby reducing income. Any such additional restrictions likely would have a similar effect on our Timberland Management operations. While our timberlands are managed under the auspices of the Sustainable Forestry Initiative and management believes we follow sound forest management and risk mitigation procedures, and all forest operations meet or exceed the rules and regulations governing forest practices in Washington, Oregon and California, we cannot be certain that we will not be the subject of claims based on allegations that we acted improperly in managing our property. These claims may take the form of individual or class action litigation, regulatory or enforcement proceedings, or both. Any such claims could result in substantial defense costs and divert management’s attention from the ongoing operation of our business, and if any such claims were successful, may result in substantial damage awards, fines or civil penalties.

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

We are sensitive to demand and price issues relating to our sales of logs in both domestic and foreign markets. We generate Fee Timber revenue primarily by selling softwood logs to domestic mills and to third-party intermediaries who resell them to the export market. The domestic market for logs in our operating area depends heavily on U.S. housing starts. Recently, the U.S. housing market has started to improve but, to the extent the recovery in the housing market should stall, such a turn of events could have a negative impact on our operating results. Demand from export markets for Pacific Northwest logs are significantly affected by fluctuations in United States, Japanese and, increasingly, Chinese and Korean economies, as well as by the foreign currency exchange rate between these Asian currencies and the U.S. dollar, as well as ocean transportation costs.

We have certain environmental remediation liabilities associated with our Port Gamble and former Port Ludlow resort properties, and those liabilities may increase. We currently own certain real estate at Port Gamble on the Kitsap Peninsula and, until mid-2001, owned real estate within the resort community of Port Ludlow in Jefferson County in western Washington. Sediments adjacent to these properties were alleged to have been impacted by operations occurring prior to our acquisition of the properties, which occurred at the time of our spinoff from Pope & Talbot, Inc. in 1985. However, as current owner of Port Gamble and based on conditions of our sale of the Port Ludlow assets, we have environmental liability for these properties under Washington State’s Model Toxics Control Act (MTCA). In December 2013, we reached an agreement with the Washington State Department of Ecology (“DOE”) on a consent decree (“CD”) and clean-up action plan (“CAP”) for the cleanup environmental remediation effort in Port Gamble Bay. Together, these documents outline the terms under which the Partnership will conduct environmental remediation as well as the specific clean-up activities to be performed. The CD and CAP were filed with the Kitsap County Superior Court in December 2013.  On June 8, 2015, Kitsap County Superior Court ruled on summary judgment that Washington’s Department of Natural Resources (DNR) did not qualify as an owner or operator of the site and therefore did not have liability under the MTCA. DNR had been identified by DOE as a "potentially liable person" under the MTCA. The effect of the court’s ruling is to absolve DNR of any responsibility to contribute to the cost of cleanup at Port Gamble. We have appealed the Superior Court’s ruling, and believe we have a strong case for overturning the lower court’s decision, however, there can be no assurance that we will prevail in this matter or that we can reach an acceptable settlement with DNR. The recorded liability reflects the estimated cost of the entire project, without any contribution by DNR.

Management continues to monitor the Port Gamble and Port Ludlow cleanup processes closely. The $21.1 million remediation accrual as of June 30, 2015 represents our current estimate of the remaining cleanup cost and most likely outcome to various contingencies within both locations. These estimates are predicated upon a variety of factors, including the actual amount of the ultimate cleanup costs. These liabilities are based upon a number of estimates and judgments that are subject to change as the project progresses. There may be additional litigation costs if we cannot reach a settlement with DNR and the outcome of any such litigation is uncertain. The filing of the CD limits our legal exposure, but does not eliminate it entirely. Any changes in factors relating to this matter may result in adverse financial impacts and may have the effect of distracting management and other key personnel from the day to day operation of our business. These factors, alone or in combination with other challenges, may have a material adverse effect upon our assets, income and operations.

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

We may incur losses as a result of natural disasters that may occur, or that may be alleged to have occurred, on our properties. Forests are subject to a number of natural hazards, including damage by fire, severe windstorms, insects and disease, flooding and landslides. Changes in global climate conditions may intensify these natural hazards. Severe weather conditions and other natural disasters can also reduce the productivity of timberlands and disrupt the harvesting and delivery of forest products. While damage from natural causes is typically localized and would normally affect only a small portion of our timberlands at any one time, these hazards are unpredictable and losses might not be so limited. Consistent with the practices of other large timber companies, we do not maintain insurance against loss of standing timber on our timberlands due to natural disasters. However, as a result of the extreme fire conditions in the Pacific Northwest in 2015, we have acquired fire insurance on a portion of our timberland portfolio.

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

Consolidation of sawmills in our geographic operating area may reduce competition among our customers, which could adversely affect our log prices. In the past we have experienced, and may continue to experience, consolidation of sawmills and other wood products manufacturing facilities in the Pacific Northwest. For example, Simpson Lumber Co. announced recently the sale of four of their mills in the Pacific Northwest region to two separate buyers. Two of those mills will be shut down permanently while another will be closed until a new, more modern, mill is built in its place. The replacement mill is expected to open in 2017. In addition, Interfor announced recently their intention to sell a lumber mill in Tacoma, Washington that it closed in May 2015. Because a portion of our cost of sales in our Fee Timber segment, which encompasses the Combined tree farms, consists of transportation costs for delivery of logs to domestic sawmills, it becomes increasingly expensive to transport logs over longer distances for sales in domestic markets. As a result, a reduction in the number of sawmills, or in the number of sawmill operators, may reduce competition for our logs, increase transportation costs, or both. These consolidations thus may have a material adverse impact upon our Fee Timber revenue or income and, as that segment has traditionally represented our largest business unit, upon our results of operation and financial condition as a whole. Any such material adverse impact on timber revenue and income as a result of regional mill consolidations will also indirectly affect our Timberland Management segment in the context of raising capital for investment in Pacific Northwest-based timber funds.

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

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 10, 2015.

POPE RESOURCES,
A Delaware Limited Partnership

By:	POPE MGP, Inc.
Managing General Partner

By: /s/ Thomas M. Ringo
Thomas M. Ringo
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ John D. Lamb
John D. Lamb
Vice President and Chief Financial Officer
(Principal Financial Officer)

By: /s/ Sean M. Tallarico
Sean M. Tallarico
Controller
(Principal Accounting Officer)