Form 10-Q
period 2015-09-30
POPE RESOURCES LTD PARTNERSHIP
filed 2015-11-12
CIK 784011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Partnership units outstanding at October 30, 2015: 4,336,323

Pope Resources
Index to Form 10-Q Filing
For the Nine Months Ended September 30, 2015

P A R T  I – FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
Pope Resources, a Delaware Limited Partnership
September 30, 2015 and December 31, 2014
(in thousands)

	2015	2014
ASSETS
Current assets
Partnership cash and cash equivalents	$11,045	$14,505
ORM Timber Funds cash	7,348	9,523
Cash and cash equivalents	18,393	24,028
Short-term investments	—	1,000
Accounts receivable, net	2,938	2,419
Land and timber held for sale	3,957	7,160
Prepaid expenses and other	1,152	2,873
Total current assets	26,440	37,480
Properties and equipment, at cost
Timber and roads, net of accumulated depletion (2015 - $100,477; 2014 - $93,359)	223,852	227,144
Timberland	47,799	47,933
Land held for development	27,498	26,040
Buildings and equipment, net of accumulated depreciation (2015 - $7,268; 2014 - $6,849)	5,809	6,039
Total property and equipment, at cost	304,958	307,156

Other assets	504	441
Total assets	$331,902	$345,077

LIABILITIES, PARTNERS' CAPITAL AND NONCONTROLLING INTERESTS
Current liabilities
Accounts payable	$1,823	$1,293
Accrued liabilities	3,949	3,196
Current portion of long-term debt	113	5,109
Deferred revenue	192	668
Current portion of environmental remediation liability	14,797	3,700
Other current liabilities	319	248
Total current liabilities	21,193	14,214
Long-term debt, net of current portion	84,787	84,872
Environmental remediation and other long-term liabilities	5,417	18,362
Partners' capital and noncontrolling interests
General partners' capital (units issued and outstanding 2015 - 60; 2014 - 60)	1,018	1,003
Limited partners' capital (units issued and outstanding 2015 - 4,238; 2014 - 4,224)	64,186	63,213
Noncontrolling interests	155,301	163,413
Total partners' capital and noncontrolling interests	220,505	227,629
Total liabilities, partners' capital and noncontrolling interests	$331,902	$345,077
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
Pope Resources, a Delaware Limited Partnership
For the Three and Nine Months Ended September 30, 2015 and 2014
(in thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Revenue	$15,208	$13,755	$56,020	$70,117
Cost of sales	(9,746)	(9,125)	(33,058)	(39,426)
Operating expenses	(4,030)	(3,686)	(10,889)	(10,590)
General and administrative expenses	(1,202)	(941)	(3,590)	(2,713)
Gain (loss) on sale of timberland	(1,103)	9,188	(1,103)	9,188
Income (loss) from operations	(873)	9,191	7,380	26,576

Interest expense, net	(726)	(659)	(2,248)	(1,862)

Income (loss) before income taxes	(1,599)	8,532	5,132	24,714
Income tax expense	(1)	(259)	(369)	(485)
Net income (loss)	(1,600)	8,273	4,763	24,229

Net (income) loss attributable to noncontrolling interests - ORM Timber Funds	2,215	(6,773)	3,950	(8,642)
Net and comprehensive income attributable to unitholders	$615	$1,500	$8,713	$15,587

Allocable to general partners	$9	$21	$122	$214
Allocable to limited partners	606	1,479	8,591	15,373
Net and comprehensive income attributable to unitholders	$615	$1,500	$8,713	$15,587

Basic and diluted earnings per unit attributable to unitholders	$0.13	$0.34	$2.01	$3.52

Basic and diluted weighted average units outstanding	4,298	4,350	4,297	4,376

Distributions per unit	$0.70	$0.65	$2.00	$1.85
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Pope Resources, a Delaware Limited Partnership
Nine Months Ended September 30, 2015 and 2014
(in thousands)

	2015	2014
Net income	$4,763	$24,229
Adjustments to reconcile net income to net cash provided by operating activities
Depletion	7,198	9,382
Equity-based compensation	722	698
Excess tax benefit of equity-based compensation	(5)	—
Depreciation and amortization	466	542
Deferred taxes	199	207
Cost of land sold	9,246	8,377
(Gain) loss on sale of timberland	1,103	(9,188)
Cash flows from changes in operating accounts
Accounts receivable, net	(519)	(345)
Prepaid expenses and other assets	1,510	13
Real estate project expenditures	(7,053)	(3,438)
Accounts payable and accrued liabilities	1,282	(1,527)
Deferred revenue	(477)	294
Environmental remediation	(1,579)	(694)
Other current and long-term liabilities	47	(159)
Net cash provided by operating activities	16,903	28,391

Cash flows from investing activities
Purchase of short-term investments	—	(4,000)
Maturity of short-term investments	1,000	—
Reforestation and roads	(1,473)	(1,543)
Buildings and equipment	(197)	(253)
Acquisition of timberland - Partnership	(4,851)	(3,921)
Proceeds from sale of timberland	1,001	38,147
Net cash provided by (used in) investing activities	(4,520)	28,430

Cash flows from financing activities
Repayment of long-term debt	(5,081)	(82)
Unit repurchase	—	(7,363)
Proceeds from preferred stock issuance - ORM Timber Funds	—	125
Payroll taxes paid on unit net settlements	(107)	(196)
Excess tax benefit of equity-based compensation	5	—
Cash distributions to unitholders	(8,672)	(8,225)
Cash distributions - ORM Timber Funds, net of distributions to Partnership	(4,163)	(5,854)
Net cash used in financing activities	(18,018)	(21,595)

Net increase (decrease) in cash and cash equivalents	(5,635)	35,226
Cash and cash equivalents at beginning of period	24,028	6,960
Cash and cash equivalents at end of period	$18,393	$42,186
See accompanying notes to condensed consolidated financial statements.

POPE RESOURCES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2015

1.
The condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014 and the related condensed consolidated statements of comprehensive income for the three- and nine-month periods and cash flows for the nine-month periods ended September 30, 2015 and 2014 have been prepared by Pope Resources, A Delaware Limited Partnership (the “Partnership”), pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements are unaudited, but, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2014, is derived from the Partnership’s audited consolidated financial statements and notes thereto for the year ended December 31, 2014, and should be read in conjunction with such financial statements and notes. The results of operations for the interim periods are not indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2015.

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

In February 2015, the FASB issued ASU 2015-02, Amendments to the Consolidation Analysis. The ASU amends the consolidation guidance for variable interest entities (VIEs) and general partners' investments in limited partnerships and modifies the evaluation of whether limited partnerships and similar legal entities are VIEs or voting interest entities. The ASU is effective for interim and annual reporting periods beginning after December 15, 2015, with early adoption permitted. Management does not believe the adoption of ASU 2015-02 will have a material impact on the Partnership's consolidated financial position, results of operations or disclosure requirements of its consolidated financial statements.

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

In October 2015, Fund I distributed $5.9 million to its investors, of which $1.1 million was the Partnership's portion. This distribution represents the remaining proceeds from the 2014 sale of Fund I's tree farms.

The Partnership’s condensed consolidated balance sheet included assets and liabilities of the Funds as of September 30, 2015 and December 31, 2014, which were as follows:

(in thousands)	September 30, 2015	December 31, 2014
Assets:
Cash	$7,348	$9,523
Other current assets	1,274	1,108
Total current assets	8,622	10,631
Properties and equipment, net of accumulated depletion and depreciation (2015 - $32,495; 2014 - $26,738)	223,254	230,123
Other long-term assets	140	156
Total assets	$232,016	$240,910
Liabilities and equity:
Current liabilities	$2,203	$1,891
Long-term debt	57,380	57,380
Total liabilities	59,583	59,271
Funds' equity	172,433	181,639
Total liabilities and equity	$232,016	$240,910

5.
In the presentation of the Partnership’s revenue and operating income (loss) by segment, all intersegment revenue and expense is eliminated to determine operating income (loss) reported externally. The following tables reconcile internally reported income (loss) from operations to externally reported income (loss) from operations by business segment, for the three and nine months ended September 30, 2015 and 2014:

	Fee Timber
Three Months Ended September 30, (in thousands)	Pope Resources	ORM Timber Funds	Total Fee Timber	Timberland Management	Real Estate	Other	Consolidated
2015
Revenue - internal	$6,506	$4,910	$11,416	$779	$3,931	$—	$16,126
Eliminations	(100)	—	(100)	(779)	(39)	—	(918)
Revenue - external	6,406	4,910	11,316	—	3,892	—	15,208

Cost of sales	(2,463)	(3,888)	(6,351)	—	(3,395)	—	(9,746)

Operating, general and administrative expenses - internal	(1,678)	(1,637)	(3,315)	(594)	(1,005)	(1,236)	(6,150)
Eliminations	—	779	779	100	5	34	918
Operating, general and administrative expenses - external	(1,678)	(858)	(2,536)	(494)	(1,000)	(1,202)	(5,232)
Gain (loss) on sale of timberland	—	(1,103)	(1,103)	—	—	—	(1,103)

Income (loss) from operations - internal	2,365	(1,718)	647	185	(469)	(1,236)	(873)
Eliminations	(100)	779	679	(679)	(34)	34	—

Income (loss) from operations - external	$2,265	$(939)	$1,326	$(494)	$(503)	$(1,202)	$(873)

2014
Revenue - internal	$6,216	$6,321	$12,537	$814	$1,402	$—	$14,753
Eliminations	(154)	—	(154)	(814)	(30)	—	(998)
Revenue - external	6,062	6,321	12,383	—	1,372	—	13,755

Cost of sales	(3,112)	(4,932)	(8,044)	—	(1,081)	—	(9,125)

Operating, general and administrative expenses - internal	(1,400)	(1,671)	(3,071)	(695)	(888)	(971)	(5,625)
Eliminations	—	814	814	154	—	30	998
Operating, general and administrative expenses -external	(1,400)	(857)	(2,257)	(541)	(888)	(941)	(4,627)
Gain (loss) on sale of timberland	—	9,188	9,188	—	—	—	9,188

Income (loss) from operations - internal	1,704	8,906	10,610	119	(567)	(971)	9,191
Eliminations	(154)	814	660	(660)	(30)	30	—

Income (loss) from operations - external	$1,550	$9,720	$11,270	$(541)	$(597)	$(941)	$9,191

	Fee Timber
Nine Months Ended September 30, (in thousands)	Pope Resources	ORM Timber Funds	Total Fee Timber	Timberland Management	Real Estate	Other	Consolidated
2015
Revenue - internal	$20,213	$16,567	$36,780	$2,380	$19,592	$—	$58,752
Eliminations	(246)	—	(246)	(2,380)	(106)	—	(2,732)
Revenue - external	19,967	16,567	36,534	—	19,486	—	56,020

Cost of sales	(8,371)	(13,420)	(21,791)	—	(11,267)	—	(33,058)

Operating, general and administrative expenses - internal	(3,979)	(4,267)	(8,246)	(2,254)	(3,029)	(3,682)	(17,211)
Eliminations	—	2,380	2,380	246	14	92	2,732
Operating, general and administrative expenses - external	(3,979)	(1,887)	(5,866)	(2,008)	(3,015)	(3,590)	(14,479)
Gain (loss) on sale of timberland	—	(1,103)	(1,103)	—	—	—	(1,103)

Income (loss) from operations - internal	7,863	(2,223)	5,640	126	5,296	(3,682)	7,380
Eliminations	(246)	2,380	2,134	(2,134)	(92)	92	—
Income (loss) from operations - external	$7,617	$157	$7,774	$(2,008)	$5,204	$(3,590)	$7,380

2014
Revenue - internal	$26,398	$26,058	$52,456	$2,529	$18,219	$—	$73,204
Eliminations	(469)	—	(469)	(2,529)	(89)	—	(3,087)
Revenue - external	25,929	26,058	51,987	—	18,130	—	70,117

Cost of sales	(11,266)	(18,217)	(29,483)	—	(9,943)	—	(39,426)

Operating, general and administrative expenses - internal	(3,930)	(4,751)	(8,681)	(2,130)	(2,777)	(2,802)	(16,390)
Eliminations	—	2,529	2,529	469	—	89	3,087
Operating, general and administrative expenses - external	(3,930)	(2,222)	(6,152)	(1,661)	(2,777)	(2,713)	(13,303)
Gain (loss) on sale of timberland	—	9,188	9,188	—	—	—	9,188

Income (loss) from operations - internal	11,202	12,278	23,480	399	5,499	(2,802)	26,576
Eliminations	(469)	2,529	2,060	(2,060)	(89)	89	—
Income (loss) from operations - external	$10,733	$14,807	$25,540	$(1,661)	$5,410	$(2,713)	$26,576

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

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per unit amounts)	2015	2014	2015	2014
Net income attributable to Pope Resources' unitholders	$615	$1,500	$8,713	$15,587
Less:
Net income attributable to unvested restricted unitholders	(27)	(23)	(55)	(168)
Preferred share dividends - ORM Timber Funds	(8)	(8)	(23)	(23)
Net income for calculation of earnings per unit	$580	$1,469	$8,635	$15,396

Basic and diluted weighted average units outstanding	4,298	4,350	4,297	4,376

Basic and diluted earnings per unit	$0.13	$0.34	$2.01	$3.52

7.
In the first quarter of 2015, the Partnership granted 7,550 restricted units pursuant to the management incentive compensation program. These restricted units vest ratably over four years with the grant date fair value equal to the market price on the date of grant. Simultaneous with the restricted unit grant to management, members of our Board of Directors received 4,500 restricted units. Restricted units granted to directors are not part of the management incentive compensation program, but are included in the calculation of total equity compensation expense. These awards to directors vest 50% on the third anniversary and 50% on the fourth anniversary of the date of grant. Total equity compensation expense is recognized over the vesting period. Grants to retirement-eligible individuals on the date of grant are expensed immediately. We recognized $142,000 and $177,000 of equity compensation expense in the third quarter of 2015 and 2014, respectively, and $722,000 and $698,000 for the nine months ended September 30, 2015 and 2014, respectively, related to these incentive compensation programs.

8.
Supplemental disclosure of cash flow information: interest paid, net of amounts capitalized, totaled $2.3 million and $1.8 million for the first nine months of 2015 and 2014, respectively. The Partnership paid income taxes of $236,000 and $71,000 during the first nine months of 2015 and 2014, respectively.

9.
The Partnership’s financial instruments include cash and cash equivalents, short-term investments and accounts receivable, for which the carrying amount of each represents fair value based on current market interest rates or their short-term nature. Carrying amounts of contracts receivable, although long-term, also approximate fair value based on current market rates.

The Partnership’s and the Funds’ fixed-rate debt collectively have a carrying value of $84.9 million and $90.0 million as of September 30, 2015 and December 31, 2014, respectively.   The estimated fair value of this debt, based on current interest rates for similar instruments (Level 2 inputs in the Fair Value Hierarchy), is approximately $90.8 million and $96.0 million, as of September 30, 2015 and December 31, 2014, respectively.

10.
The Partnership had an accrual for estimated environmental remediation costs of $20.1 million and $21.7 million as of September 30, 2015 and December 31, 2014, respectively. The environmental remediation liability represents management’s estimate of payments to be made to monitor and remediate certain areas in and around Port Gamble Bay, and at Port Ludlow, Washington.

In December of 2013, a consent decree and Clean-up Action Plan (CAP) related to Port Gamble were finalized with the Washington State Department of Ecology (DOE) and filed with Kitsap County Superior Court. The design of the remediation project was substantially completed in the second quarter of 2015 and, in the third quarter, the Partnership selected a contractor to complete the remediation work. Management's cost estimates for the project are based on amounts included in the construction contract and estimates for project management and other professional fees. Remediation activity began in late September of 2015 and will continue through 2017, followed by a period of monitoring activity.

The environmental remediation liability also includes estimated costs related to a separate remediation effort within the resort community of Port Ludlow. The liability for this project consists primarily of ongoing monitoring activity.

The environmental liability at September 30, 2015 is comprised of $14.8 million that management expects to expend in the next 12 months and $5.3 million thereafter.

Activity in the environmental liability is as follows:

(in thousands)	Balance at Beginning of the Period	Additions to Accrual	Expenditures for Remediation	Balance at Period-end
Year ended December 31, 2013	$13,942	$—	$701	$13,241
Year ended December 31, 2014	13,241	10,000	1,590	21,651
Quarter ended March 31, 2015	21,651	—	286	21,365
Quarter ended June 30, 2015	21,365	—	286	21,079
Quarter ended September 30, 2015	$21,079	$—	$1,007	$20,072

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains a number of projections and statements about our expected financial condition, operating results, and business plans and objectives. These statements reflect management’s estimates based upon our current goals, in light of management’s knowledge of existing circumstances and expectations about future developments. Statements about expectations and future performance are “forward looking statements” within the meaning of applicable securities laws, which describe our goals, objectives and anticipated performance. These statements can be identified by words such as “anticipate,” “believe,” “expect,” “intend” and similar expressions. These statements are inherently uncertain, and some or all of these statements may not come to pass. Accordingly, you should not interpret these statements as promises that we will perform at a given level or that we will take any or all of the actions we currently expect to take. Our future actions, as well as our actual performance, will vary from our current expectations, and under various circumstances these variations may be material and adverse. Some of the factors that may cause our actual operating results and financial condition to fall short of our expectations are set forth in the part of this report entitled “Risk Factors” in Part II, Item 1A below. Some of the issues that may have an adverse and material impact on our business, operating results and financial condition include economic conditions that affect consumer demand for our products and the prices we receive for them both domestically and overseas, particularly in certain parts of Asia; competition domestically and abroad, including as a result of changing status and uncertainties surrounding international and multinational treaties and accords; government regulation that affects our ability to access our timberlands and harvest logs from those lands; factors that affect the timing and amounts realized from the sales, if any, of our real estate holdings; the implications of significant indirect sales to overseas customers, including regulatory and tax matters; the effect of financial market conditions on our investment portfolio and related liquidity; the effects of competition, especially from larger, better-financed competitors; environmental and land use regulations that limit our ability to harvest timber and develop property; access to debt financing by our customers as well as ourselves; the impacts of climate change and natural disasters on our timberlands and on surrounding areas; factors that affect our ability to estimate accurately the extent of our environmental liabilities and the cost of remediating the known areas of exposure; and the potential impacts of fluctuations in foreign currency rates as they affect demand for our products. From time to time we identify other risks and uncertainties in our other filings with the Securities and Exchange Commission. The forward-looking statements in this report reflect our estimates and expectations as of the date of the report, and unless required by law, we do not undertake to update these statements as our business operations and environment change.

This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included with this report.

EXECUTIVE OVERVIEW

Pope Resources, A Delaware Limited Partnership (“we” or the “Partnership”), is engaged in three primary businesses. The first, and by far most significant segment in terms of owned assets and operations, is the Fee Timber segment. This segment includes timberlands owned directly by the Partnership and the three private equity funds (“Fund I”, “Fund II”, and “Fund III”, collectively, the “Funds”). Fund I’s assets were sold in 2014, and the fund is expected to be fully unwound in 2015. When we refer to the timberland owned by the Partnership, we describe it as the Partnership’s tree farms. We refer to timberland owned by the Funds as the Funds’ tree farms. When referring collectively to the Partnership’s and Funds’ timberlands we will refer to them as the Combined tree farms. Operations in this segment consist of growing timber to be harvested as logs for sale to domestic manufacturers and export brokers. The second most significant business in terms of total assets owned is the development and sale of real estate. Real Estate activities primarily take the form of securing permits, entitlements, and, in some cases, installing infrastructure for raw land development and then realizing that land’s value by selling larger parcels to buyers who will take the land further up the value chain, either to home buyers or to developers and lessors of commercial property. Since these projects span multiple years, the Real Estate segment may incur losses for multiple years while a project is developed, and will not recognize operating income until that project is sold. In addition, within this segment we sometimes negotiate and sell development rights in the form of conservation easements (CE’s) on Fee Timber properties to preclude future development. Our third business, which we refer to as Timberland Management, is engaged in organizing and managing private equity timber funds using capital invested by third parties and the Partnership.

Our current strategy for adding timberland acreage is centered on our private equity timber fund business model. We have closed and invested capital from three timber funds, with assets under management totaling approximately $310 million as of September 30, 2015 based on the most recent appraisals. Our 20% co-investments in Funds I and II, and our 5% co-investment in Fund III, which collectively totaled $35 million at time of acquisition, afford us a share of the Funds’ operating cash flows while also allowing us to earn asset management and timberland management fees, as well as potential future incentive fees, based upon the overall success of each fund. We also believe that this strategy allows us to maintain sophisticated expertise in timberland acquisition, valuation, and management more cost-effectively than we could maintain for the Partnership’s timberlands alone. We believe our co-investment strategy also enhances our credibility with existing and prospective investors by demonstrating that we have both an operational and a financial commitment to the Funds’ success.

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

The strategy for our Real Estate segment centers around how and when to “harvest” parcels of our 2,500-acre portfolio in western Washington to optimize value realization by selling the property, balancing the long-term risks and costs of carrying and developing a property against the potential for income and positive cash flows upon sale.

Third quarter highlights

•
Harvest volume was 18 million board feet (MMBF) in Q3 2015 compared to 19 MMBF in Q3 2014, a 6% decrease. Harvest volume for the first nine months of 2015 was 57 MMBF compared to 75 MMBF for 2014, a 23% decrease. These harvest volume figures do not include timber deed sales by Fund III of 0.6 MMBF in Q1 2015 and 1.9 MMBF in Q2 2014. The harvest volume and log price realization metrics cited below also exclude these timber deed sales.

•
Average realized log price per thousand board feet (MBF) was $579 in Q3 2015 compared to $568 per MBF in Q3 2014, an 2% increase. For the first nine months of 2015, the average realized log price was $587 per MBF compared to $643 per MBF for 2014, a 9% decrease.

•	Fund properties contributed 48% of Q3 2015 harvest volume, compared to 50% in Q3 2014. For the first nine months of 2015, Fund properties contributed 50% of harvest volume, compared to 52% for 2014.

•
As a percentage of total harvest, volume sold to export markets in Q3 2015 decreased to 26% from 28% in Q3 2014, while the mix of volume sold to domestic markets was 53% in Q3 2015 compared to 56% in Q3 2014. For the first nine months of 2015, the relative percentages of volume sold to export and domestic markets were 20% and 58%, respectively, compared to 35% and 49%, respectively, in 2014. Hardwood and pulpwood log sales make up the balance of total harvest volume.

•
The percentage of total harvest comprised of Douglas-fir sawlogs increased to 55% in Q3 2015 from 37% in Q3 2014, with a corresponding decrease in the whitewood sawlog component to 20% in Q3 2015 from 39% in Q3 2014. For the first nine months of 2015, the relative mix of Douglas-fir and whitewood sawlogs was 50% and 22%, respectively, compared to 48% and 32%, respectively, for 2014.

•
During Q3 2015 we closed on the sale of an 18-acre parcel zoned for multi-family residential use from our Harbor Hill development in Gig Harbor, Washington, for which we recognized $3.6 million in revenue using the percentage-of-completion method. We expect to recognize the remaining $605,000 of revenue in the fourth quarter of 2015.

•
Fund III sold 858 acres of timberland from its tree farm in western Washington for $1.0 million pursuant to an option agreement for a wind power project and recognized a loss of $1.1 million on the transaction, of which $55,000 was attributable to the Partnership.

Outlook

Due to the current weak log pricing environment, we have deferred a portion of our previously planned 2015 harvest and expect total annual log harvest and stumpage sale volume of between 79 and 84 MMBF for the full year. The vast majority of this deferral is attributable to tree farms owned by the Funds. We expect that log prices will remain relatively flat over the next several quarters, and in response, we may continue to defer some harvest volume.

We expect additional land sales from our Real Estate segment towards the end of the year, though the timing of some of these transactions could slip to early 2016.

RESULTS OF OPERATIONS

The following table reconciles and compares key revenue and cost elements that impacted our net income for the respective quarters and nine months ended September 30, 2015 and 2014.  The explanatory text that follows the table describes in detail certain of these changes by business segment.

(in thousands)	Quarter Ended September 30,	Nine Months Ended September 30,
Net income attributable to Pope Resources' unitholders:
2015 period	$615	$8,713
2014 period	1,500	15,587
Variance	$(885)	$(6,874)
Detail of variance:
Fee Timber
Log volumes (A)	$(682)	$(11,317)
Log price realizations (B)	196	(3,214)
Gain (loss) on sale of timberland	(10,291)	(10,291)
Timber deed sales	—	230
Production costs	1,013	5,429
Depletion	680	2,263
Other Fee Timber	(860)	(866)
Timberland Management	47	(347)
Real Estate
Land sales	(498)	(4,980)
Conservation easement sales	—	4,311
Timber depletion on land sale	—	(140)
Other Real Estate	592	603
General and administrative costs	(261)	(877)
Net interest expense	(67)	(386)
Income taxes	258	116
Noncontrolling interests	8,988	12,592
Total variances	$(885)	$(6,874)

(A)	Volume variance calculated by extending change in sales volume by the average log sales price for the comparison period.

(B)	Price variance calculated by extending the change in average realized price by current period sales volume.

Fee Timber

Fee Timber results include operations on 111,000 acres of timberland owned by the Partnership and 79,000 acres of timberland owned by the Funds. Fee Timber revenue is earned primarily from the harvest and sale of logs from these timberlands which are located in western Washington, northwestern Oregon, and northern California. This revenue source is driven primarily by the volume of timber harvested and the average log price realized on the sale of that timber. Our harvest volume is based typically on manufactured log sales to domestic mills and log export brokers. We also occasionally sell rights to harvest timber (timber deed sale) from the Combined tree farms. The metrics used to calculate volumes sold and average price realized during the reporting periods exclude the timber deed sales, except where stated otherwise. Harvest volumes are generally expressed in million board feet (MMBF) increments while harvest revenue and related costs are generally expressed in terms of revenue or cost per thousand board feet (MBF).

Fee Timber revenue is also derived from commercial thinning operations, ground leases for cellular communication towers, and royalties from gravel mines and quarries, all of which, along with timber deed sales, are included in other revenue below. Commercial thinning consists of the selective cutting of timber stands not yet of optimal harvest age.  However, they do have some commercial value, thus allowing us to earn revenue while at the same time improving the projected value at harvest of the remaining timber in the stand.

Revenue and operating income for the Fee Timber segment for the quarters ended September 30, 2015, June 30, 2015, and September 30, 2014 were as follows:

(in millions) Quarter ended	Log Sale Revenue	Other Revenue	Total Fee Timber Revenue	Gain (Loss) on Sale of Timberland	Operating Income (loss)	Harvest Volume (MMBF)	Timber Deed Sale Volume (MMBF)
Partnership	$5.6	$0.8	$6.4	$—	$2.3	9.2	—
Funds	4.7	0.2	4.9	(1.1)	(0.9)	8.6	—
Total September 2015	$10.3	$1.0	$11.3	$(1.1)	$1.3	17.8	—

Partnership	$4.1	$0.7	$4.8	$—	$1.3	7.2	—
Funds	4.3	0.2	4.5	—	0.3	7.9	—
Total June 2015	$8.4	$0.9	$9.3	$—	$1.6	15.1	—

Partnership	$5.4	$0.7	$6.1	$—	$1.6	9.5	—
Funds	5.3	1.0	6.3	9.2	9.7	9.5	1.9
Total September 2014	$10.7	$1.7	$12.4	$9.2	$11.3	19.0	1.9

Operating Income

Comparing Q3 2015 to Q2 2015.  Operating income decreased $300,000, or 19%, from $1.6 million in Q2 2015 to $1.3 million in Q3 2015. Our Q3 2015 results reflect a $1.1 million loss on the September 2015 sale of 858 acres from Fund III’s timberland for $1.0 million. This sale occurred pursuant to a 2010 option agreement for a wind power project on a portion of the Willapa tree farm in western Washington that Fund III acquired in December 2013. The sale price under the option agreement was lower than Fund III's acquisition price for the property because the option price was based on market prices for timberland in 2010, adjusted for inflation, whereas Fund III's acquisition price was based on market prices in late 2013 and market prices appreciated much more rapidly than inflation during that time. As a result, Fund III recognized a loss on the transaction. This loss offset the impact of an 18% increase in harvest volume and a 3% increase in average realized log prices. Contributing further to the decline in operating income was a $690,000 increase in operating expenses and a 9% increase in cost of sales due to the higher harvest volume.

Comparing Q3 2015 to Q3 2014.  Operating income decreased $10 million, or 88%, from $11.3 million in Q3 2014 to $1.3 million in Q3 2015. The most significant factor to this decline is the $9.2 million gain on the sale of Fund I’s Green River tree farm in Q3 2014, while Q3 2015 results include the $1.1 million loss on the sale of 858 acres from Fund III’s Willapa tree farm described above. Contributing further to the decline in operating income was a 6% decrease in harvest volume, a $576,000 decrease in other revenue, and a $279,000 increase in operating expenses. Partially offsetting these items was a 2% increase in average realized log prices and a 21% decrease in cost of sales due to the lower harvest volume.

Revenue

Comparing Q3 2015 to Q2 2015.  Log sale revenue in Q3 2015 increased $1.9 million, or 23%, from $8.4 million in Q2 2015 to $10.3 million in Q3 2015 on the heels of an 18% increase in harvest volume and a 3% increase in average realized log prices. The third quarter often represents one of our lowest quarters of the year in terms of harvest volume as we scale back our harvest in response to greater log supply in the market as the summer weather affords timberland owners at all elevations the opportunity to harvest on their properties. In the case of 2015, however, we were coming out of a weak Q2 during which time we deferred a portion of our harvest volume, resulting in higher harvest volume in Q3 compared to Q2. While U.S. housing starts continue to improve slowly, the looming expiration of the Softwood Lumber Agreement (SLA) between the U.S. and Canada created uncertainty in domestic log markets that had a dampened effect on third quarter 2015 log prices. Speculation during the quarter focused on a potential significant post-SLA expiration increase in lumber imports from Canada. We are just a few weeks into this post-SLA period and, thus far, lumber imports from Canada appear to be remaining stable. At the same time that our domestic markets are weak, demand from China remains soft as construction activity in that country has declined while a strengthening U.S. dollar makes our logs less competitive in export markets.

Comparing Q3 2015 to Q3 2014.  Log sale revenue in Q3 2015 decreased $400,000, or 4%, from $10.7 million in Q3 2014 to $10.3 million in Q3 2015, primarily as a result of a 6% decrease in harvest volume, offset partially by a 2% increase in average realized log prices. Most of the decline in harvest volume came from properties owned by the Funds as we deferred harvest volume in response to weak log markets. The decrease in other revenue is attributable primarily to $775,000 of timber deed sales in Q3 2014 that had no counterpart in Q3 2015.

Revenue and operating income for the Fee Timber segment for the nine months ended September 30, 2015 and 2014 were as follows:

(in millions) Nine Months Ended	Log Sale Revenue	Other Revenue	Total Fee Timber Revenue	Gain (Loss) on Sale of Timberland	Operating Income	Harvest Volume (MMBF)	Timber Deed Sale Volume (MMBF)
Partnership	$18.0	$2.0	$20.0	$—	$7.6	28.8	—
Funds	15.7	0.8	16.5	(1.1)	0.2	28.6	0.6
Total September 2015	$33.7	$2.8	$36.5	$(1.1)	$7.8	57.4	0.6

Partnership	$23.5	$2.4	$25.9	$—	$10.7	36.2	—
Funds	24.6	1.5	26.1	9.2	14.8	38.8	1.9
Total September 2014	$48.1	$3.9	$52.0	$9.2	$25.5	75.0	1.9

Operating Income

Comparing YTD 2015 to YTD 2014.  Operating income decreased by $17.7 million, or 69%, from $25.5 million in the first nine months of 2014 to $7.8 million in the first nine months of 2015, primarily as a result of a 23% decrease in harvest volume, a 9% decrease in average realized log prices, and a $10.3 million reduction in timberland sale profit. Also contributing to the decline in operating income was a $1.1 million reduction in other revenue. These declines in operating income were partially offset by a 26% decrease in cost of sales and a $286,000 reduction in operating expenses due primarily to the lower harvest volume.

Revenue

Comparing YTD 2015 to YTD 2014.  Log sale revenue decreased $14.4 million, or 30%, from $48.1 million in the first nine months of 2014 to $33.7 million in the first nine months of 2015. The reduction in revenue was the result of a 23% decrease in harvest volume and a 9% decrease in average realized log prices. Export markets in 2015 have been impacted negatively by a construction slowdown in China, unfavorable currency exchange rates, and high log inventories at China’s ports. These factors combined to drive down export prices. Domestic markets have been affected by unseasonably mild weather in the Pacific Northwest early in the year, high log and lumber inventories, slower than expected recovery in the U.S. housing market, and uncertainty in log markets created by the expiration of the Softwood Lumber Agreement between the U.S. and Canada. In contrast, log markets during the first half of 2014, particularly in the first quarter, were at a multi-year cyclical high during which time we sold a large portion of our 2014 volume. Strong demand from Asia, combined with a slowly strengthening domestic market as U.S. housing starts rose to a rate of 1 million units per year, drove the strong log prices in 2014. The $1.1 million decrease in other revenue in 2015 compared to 2014 was due primarily to a reduction in timber deed sales and commercial thinning activity.

Log Volume

We harvested the following log volumes by species from the Combined tree farms, exclusive of timber deed sales, for the quarters ended September 30, 2015, June 30, 2015, and September 30, 2014:

Volume (in MMBF)		Quarter Ended
		Sep-15	% Total	Jun-15	% Total	Sep-14	% Total
Sawlogs	Douglas-fir	9.9	55%	7.8	52%	7.0	37%
	Whitewood	3.5	20%	3.0	20%	7.5	39%
	Pine	0.1	1%	1.1	7%	1.3	7%
	Cedar	0.6	3%	0.5	3%	0.2	1%
	Hardwood	0.7	4%	0.4	3%	0.4	2%
Pulpwood	All Species	3.0	17%	2.3	15%	2.6	14%
Total		17.8	100%	15.1	100%	19.0	100%

Comparing Q3 2015 to Q2 2015. Harvest volume increased 2.7 MMBF, or 18%, from 15.1 MMBF in Q2 2015 to 17.8 MMBF in Q3 2015. This increase from the second to third quarter is atypical for us and resulted from weak domestic and export log markets during Q2 2015, to which we responded by deferring harvest volume until later in the year or, in some cases, next year. In a typical year, we scale back our Q3 operations as prices are generally weaker due to the increase in log supply afforded by the summer weather. Species mix was relatively consistent between the two comparable quarters, with the exception of pine which, as a percent of overall harvest, decreased from 7% in Q2 2015 to 1% in Q3 2015. Pine volume in both quarters originated almost exclusively from Fund III’s McCloud tree farm in northern California, and our operations on that tree farm were reduced in Q3 2015 as compared to Q2 2015.

 Comparing Q3 2015 to Q3 2014. Harvest volume decreased 1.2 MMBF, or 6%, from 19.0 MMBF in Q3 2014 to 17.8 MMBF in Q3 2015. The decrease is primarily due to a reduction in harvest on Fund tree farms, which have a heavier component of whitewood volume compared to the Partnership tree farms. In addition, we shifted volume to Douglas-fir in response to a relatively weaker whitewood market during Q3 2015. As such, Douglas-fir harvest volume, as a percent of overall harvest, increased from 37% in Q3 2014 to 55% in Q3 2015, while the component of whitewood harvest volume decreased from 39% in Q3 2014 to 20% in Q3 2015. Pine harvest volume decreased from 7% in Q3 2014 to 1% in Q3 2015, with the decline being attributable to reduced operations on Fund III’s McCloud tree in the current year versus the prior year.

We harvested the following log volumes by species from the Combined tree farms, exclusive of the aforementioned timber deed sales, for the nine months ended September 30, 2015 and 2014:

Volume (in MMBF)		Nine Months Ended
		Sep-15	% Total	Sep-14	% Total
Sawlogs:	Douglas-fir	29.0	50%	35.9	48%
	Whitewood	12.4	22%	23.8	32%
	Pine	1.3	2%	1.8	2%
	Cedar	2.3	4%	1.7	2%
	Hardwood	2.6	5%	1.9	3%
Pulpwood:	All Species	9.8	17%	9.9	13%
Total		57.4	100%	75.0	100%

Comparing YTD 2015 to YTD 2014. Harvest volume decreased 17.6 MMBF, or 23%, from 75.0 MMBF in the first nine months of 2014 to 57.4 MMBF in 2015. The decrease in harvest volume is attributable to weaker domestic and export markets in 2015 as compared to 2014 as described earlier. Species mix was relatively stable between 2014 and 2015, with the exception of whitewood. Harvest volume for whitewood, as a percentage of overall harvest, decreased from 32% in 2014 to 22% in 2015 due to our decision to defer harvest volume on Fund tree farms, which contain a heavier whitewood component, in response to the weak whitewood log markets in 2015 versus 2014.

Log Prices

Logs from the Combined tree farms serve a number of different domestic and export markets, with domestic mills historically representing our largest market destination. Export customers consist of log brokers who sell the logs primarily to Japan, China and, to a lesser degree, Korea.

We realized the following log prices by species for the quarters ended September 30, 2015, June 30, 2015, and September 30, 2014:

		Quarter Ended
		Sep-15	Jun-15	Sep-14
Average price realizations (per MBF):
Sawlogs:	Douglas-fir	$623	$608	$637
	Whitewood	522	541	590
	Pine	420	552	514
	Cedar	1,426	1,120	1,004
	Hardwood	559	532	613
Pulpwood:	All Species	346	322	302
Overall		579	562	568

The following table compares the dollar and percentage change in log prices from each of Q2 2015 and Q3 2014 to Q3 2015:

		Change to Q3 2015 from Quarter Ended
		Jun-15		Sep-14
		$/MBF	%	$/MBF	%
Sawlogs:	Douglas-fir	$15	2%	$(14)	(2%)
	Whitewood	(19)	(4%)	(68)	(12%)
	Pine	(132)	(24%)	(94)	(18%)
	Cedar	306	27%	422	42%
	Hardwood	27	5%	(54)	(9%)
Pulpwood:	All Species	24	7%	44	15%
Overall		17	3%	11	2%

Overall realized log prices in Q3 2015 were 3% higher than Q2 2015 and 2% higher than Q3 2014. Our overall average is influenced heavily by price movements for our two most prevalent species on the Combined tree farms, Douglas-fir and whitewood, and the relative mix of harvest volume between those two species. From Q2 2015 to Q3 2015, log prices for these two species increased 2% and decreased 4%, respectively. Douglas-fir benefited from an improvement in sort mix and stable demand for higher quality logs in the Japan export market. Whitewood was weighed down by continued weakness in export demand, particularly from China. Cedar, though only 3% of Q3 2015 production, experienced a 27% price increase which contributed to the overall increase in average realized log price. In Q2 2015, 45% of the cedar volume was lower-value incense cedar produced on Fund III’s McCloud tree farm, while in Q3 2015 all cedar volume was higher-value western red cedar produced primarily on the Partnership tree farms.

From Q3 2014 to Q3 2015, the increase in average realized log prices was attributable to a significant shift in species mix towards Douglas-fir from whitewood. As discussed above under “Log Volume”, Douglas-fir, as a percentage of total log volume, was up 18% and whitewood was down 19% from Q3 2014 to Q3 2015. This was a favorable shift, as average Douglas-fir prices declined only 2% while whitewood declined 12%, and Douglas-fir prices were at a 19% premium to whitewood prices in Q3 2015 versus 8% in Q3 2014. The significant increase in cedar prices, again on a small portion of our Combined harvest volume, is due to 18% of Q3 2014 cedar volume coming from lower-valued incense cedar produced on Fund III’s McCloud tree farm, while in Q3 2015 all cedar volume was higher-value western red cedar produced primarily on the Partnership tree farms.

The following table compares realized log prices by species for the first nine months of 2015 and 2014, as well as the dollar and percentage change in log prices between the two periods:

		Nine Months Ended
		Sep-15			Sep-14
			∆ from Sep-15 to Sep-14
			$/MBF	%
Sawlogs:	Douglas-fir	$627	$(92)	(13%)	$719
	Whitewood	542	(103)	(16%)	645
	Pine	539	31	6%	508
	Cedar	1,405	110	8%	1,295
	Hardwood	606	4	1%	602
Pulpwood:	All species	332	50	18%	282
Overall		587	(56)	(9%)	643

Overall realized log prices decreased 9% in the first nine months of 2015 compared to the corresponding period of 2014. The overall average is influenced heavily by Douglas-fir and whitewood prices, which were down 13% and 16%, respectively. The decline in these species’ prices is attributable to harvesting a large portion of our 2014 volume in the first half of the year when log prices were at multi-year highs. Increases in the prices of our minor species and pulpwood served to offset a portion of the declines in Douglas-fir and whitewood.

Customers

The ultimate decision of whether to sell our logs into the export or domestic market is based on the net proceeds we receive after taking into account both the delivered log prices and the cost to deliver logs to the customer. As such, our reported log price realizations will reflect our properties’ proximity to customers as well as the broader log market.

The table below categorizes logs sold by customer type for the quarters ended September 30, 2015, June 30, 2015, and September 30, 2014:

	Q3 2015			Q2 2015			Q3 2014
	Volume			Volume			Volume
Destination	MMBF	%	Price	MMBF	%	Price	MMBF	%	Price
Export brokers	4.7	26%	$616	2.1	14%	$604	5.3	28%	$654
Domestic mills	9.4	53%	638	10.3	68%	608	10.7	56%	588
Hardwood	0.7	4%	559	0.4	3%	532	0.4	2%	613
Pulpwood	3.0	17%	346	2.3	15%	322	2.6	14%	302
Subtotal	17.8	100%	579	15.1	100%	562	19.0	100%	568
Timber deed sale	—		—	—		—	1.9		415
Total	17.8			15.1			20.9

Comparing Q3 2015 to Q2 2015. Volume sold to the export market increased to 26% of Q3 2015 harvest volume compared to 14% of Q2 2015 volume. Conversely, volume sold to the domestic market decreased to 53% of Q3 2015 harvest volume compared to 68% of Q2 2015 harvest volume. This shift in customer mix reflects that we took advantage of a stronger Japan export market for Douglas-fir while the domestic log market was soft. Contributing further to the reduction in volume sold into the domestic market was a 1.8 MMBF reduction in harvest operations on Fund III’s McCloud tree farm, which typically serves the domestic market exclusively.

Comparing Q3 2015 to Q3 2014. Volume sold to our various customer types changed little from Q3 2014 to Q3 2015. In addition, timber deed sales volume declined from 1.9 MMBF in Q3 2014 on Fund III’s Willapa tree farm to none in Q3 2015. This is reflective of the tree farm transitioning from timber deed sales to delivered log sales in 2015.

The table below categorizes logs sold by customer type for the nine-month periods ended September 30, 2015 and 2014:

	Nine Months Ended
	September 2015			September 2014
	Volume			Volume
Destination	MMBF	%	Price	MMBF	%	Price
Export brokers	11.5	20%	$634	26.3	35%	$742
Domestic mills	33.5	58%	645	36.9	49%	670
Hardwood	2.6	5%	606	1.9	3%	602
Pulpwood	9.8	17%	332	9.9	13%	282
Subtotal	57.4	100%	587	75.0	100%	643
Timber deed sale	0.6		389	1.9		415
Total	58.0			76.9

Comparing YTD 2015 to YTD 2014. Volume sold to export brokers as a percentage of total harvest decreased from 35% in the first nine months of 2014 to 20% in 2015.  Conversely, volume sold to the domestic market increased from 49% in the first nine months of 2014 to 58% in the comparable period of 2015. Timber deed sales volume of 0.6 MMBF during the first nine months of 2015 represented the conclusion of timber deed sale activity on Fund III’s Willapa tree farm during Q1 2015 that started in Q3 2014, as that tree farm transitions to delivered log sales.

Cost of Sales

Fee Timber cost of sales, which consist predominantly of harvest, haul and depletion costs, vary with harvest volume.  Commercial thinning costs are the primary component of Other cost of sales in the tables below.

Fee Timber cost of sales for the quarters ended September 30, 2015, June 30, 2015, and September 30, 2014, was as follows, with the first table expressing these costs in total dollars and the second table expressing those costs that are driven by volume on a per MBF basis:

(in thousands) Quarter Ended	Harvest, Haul and Tax	Depletion	Other	Total Fee Timber Cost of Sales	Harvest Volume (MMBF)	Timber Deed Sale Volume (MMBF)
Partnership	$1,771	$432	$260	$2,463	9.2	—
Funds	1,892	1,819	177	3,888	8.6	—
Total September 2015	$3,663	$2,251	$437	$6,351	17.8	—

Partnership	$1,669	$348	$284	$2,301	7.2	—
Funds	2,189	1,309	39	3,537	7.9	—
Total June 2015	$3,858	$1,657	$323	$5,838	15.1	—

Partnership	$2,377	$454	$281	$3,112	9.5	—
Funds	2,326	2,477	129	4,932	9.5	1.9
Total September 2014	$4,703	$2,931	$410	$8,044	19.0	1.9

(Amounts per MBF) Quarter Ended	Harvest, Haul and Tax *	Depletion *
Partnership	$193	$47
Funds	220	212
Total September 2015	$206	$126

Partnership	$232	$48
Funds	277	166
Total June 2015	$255	$110

Partnership	$250	$48
Funds	245	217
Total September 2014	$248	$140

*	Timber deed sale volumes are excluded in the per MBF computation for harvest, haul and tax costs but included in the per MBF computation for depletion.

Comparing Q3 2015 to Q2 2015. Cost of sales increased $513,000, or 9%, from Q2 2015 to Q3 2015. The increase was primarily attributable to an 18% rise in harvest volume that was offset partially by a 19% decrease in per MBF harvest, haul, and tax rates.

Comparing Q3 2015 to Q3 2014. Cost of sales decreased $1.7 million, or 21%, in Q3 2015 compared to the corresponding period in 2014. The decrease was primarily attributable to a 6% decline in harvest and a 1.9 MMBF decrease in timber deed sales, compounded by reductions in per MBF harvest, haul, and tax rates and depletion rates. The decrease in depletion rate is a function of a reduction in harvest volume, including timber deed sales, coming from Fund properties from 55% in Q3 2014 to 48% in Q3 2015. Depletion rates for the Funds’ tree farms are higher than those for the Partnership’s tree farms because the former were purchased more recently.

Fee Timber cost of sales for the nine months ended September 30, 2015 and 2014 was as follows, with the first table expressing these costs in total dollars and the second table expressing those costs that are driven by volume on a per MBF basis:

(in thousands) Nine Months Ended	Harvest, Haul and Tax	Depletion	Other	Total Fee Timber Cost of Sales	Harvest Volume (MMBF)	Timber Deed Sale Volume (MMBF)
Partnership	$6,348	$1,362	$661	$8,371	28.8	—
Funds	7,217	5,757	446	13,420	28.6	0.6
Total September 2015	$13,565	$7,119	$1,107	$21,791	57.4	0.6

Partnership	$8,536	$1,723	$1,007	$11,266	36.2	—
Funds	10,098	7,659	460	18,217	38.8	1.9
Total September 2014	$18,634	$9,382	$1,467	$29,483	75.0	1.9

(Amounts per MBF) Nine Months Ended	Harvest, Haul and Tax *	Depletion *
Partnership	$220	$47
Funds	252	197
Total September 2015	$236	$123

Partnership	$236	$48
Funds	260	188
Total September 2014	$248	$122

*	Timber deed sale volumes are excluded in the per MBF computation for harvest, haul and tax costs but included in the per MBF computation for depletion.

Comparing YTD 2015 to YTD 2014. Cost of sales decreased $7.7 million, or 26%, in the first nine months of 2015 compared to the corresponding period in 2014, due to a 23% decrease in harvest volume from 2014 to 2015. A decrease in commercial thinning activity in 2015 drove the decline in other cost of sales.

Operating Expenses

Fee Timber operating expenses include the cost of maintaining existing roads and building temporary roads for harvesting, silviculture costs, and other management expenses. For the quarters ended September 30, 2015, June 30, 2015, and September 30, 2014, operating expenses were $2.5 million, $1.8 million, and $2.3 million, respectively. The $690,000 increase in operating expenses from Q2 2015 to Q3 2015 was attributable to seasonally higher silviculture and road expenses on the Combined tree farms. The third quarter is often when we perform a majority of our temporary road construction and vegetation management. The $279,000 increase in operating expenses from Q3 2014 to Q3 2015 was attributable to increased silviculture expenses on the Combined tree farms.

Fee Timber operating expenses for the nine months ended September 30, 2015 and 2014 were $5.9 million and $6.2 million, respectively.  The $286,000 decrease is attributable to reduced road expenses on the Combined tree farms due to the decline in harvest volume.

Gain (Loss) on Sale of Timberland

The loss on sale of timberland in 2015 resulted from Fund III's sale of timberland from its Willapa tree farm pursuant to an option agreement for a wind power project, described earlier. The 2014 gain resulted from Fund I's September 2014 sale of its 16,000 acre Green River tree farm in western Washington.

Timberland Management

The Timberland Management segment develops timberland investment portfolios on behalf of the Funds. Our private equity timber funds own a combined 79,000 acres of commercial timberland in western Washington, northwestern Oregon, and northern California with total assets under management of $310 million based on the most recent appraisals.

Fund I’s assets were sold in 2014, and the fund is expected to be completely unwound in 2015. Fund III is currently in the investment period for its $180 million of committed capital, of which 5%, or $9 million, represents the Partnership’s co-investment share. As of September 30, 2015, Fund III had $50.8 million of committed capital remaining to invest, which includes $2.5 million from the Partnership. The investment period for Fund III will close on July 31, 2016, or when all of the committed capital is invested, whichever comes first.

 Fund Distributions and Fees Paid to the Partnership

Fund distributions are paid from available Fund cash, generated primarily from the harvest and sale of timber after paying all Fund expenses, management fees, and recurring capital costs. The Partnership received combined distributions from the Funds of $862,000 and $1.3 million, in the nine months ended September 30, 2015, and 2014, respectively. The decrease in distributions from the Funds is due to a combination of deferred harvest volume and lower log prices in 2015 compared to the comparable period in the prior year.
The Partnership earned asset, investment, and timberland management fees from the Funds of $2.4 million and $2.5 million for the nine months ended September 30, 2015, and 2014, respectively.
Revenue and Operating Loss

The fees earned from managing the Funds include a fixed component related to invested capital and acres owned, and a variable component related to harvest volume from the Funds’ tree farms. As all revenue is eliminated in consolidation, operating losses consist of operating expenses incurred by the Timberland Management segment.

Revenue and operating loss for the Timberland Management segment for the quarters ended September 30, 2015 and 2014 were as follows:

(in thousands, except invested	Quarter Ended
capital, volume and acre data)	Sep-15	Sep-14
Revenue internal	$779	$814
Intersegment eliminations	(779)	(814)
Revenue external	$—	$—

Operating income internal	$185	$119
Intersegment eliminations	(679)	(660)
Operating loss external	$(494)	$(541)

Invested capital (in millions)	$251	203 *
Acres owned by Funds	79,000	75,000 *
Harvest volume - Funds (MMBF), including timber deed sales	8.6	11.4
* Net of $36 million of invested capital and 15,000 acres owned related to Fund I's Green River tree farm that was sold on September 30, 2014, and thus generated fees for the entire third quarter of 2014.

Comparing Q3 2015 to Q3 2014. Timberland Management generated management fee revenue of $779,000 and $814,000 from managing the Funds for the third quarters of 2015 and 2014, respectively. The decrease in fee revenue is attributable to the decline in harvest volume and reduction in acres owned (prior to the Green River tree farm sale), offset partially by an increase in invested capital. Harvest volume declined as a result of reduced operations as we deferred volume amid weak log markets. The reduction in acres owned is attributable to selling Fund I’s two tree farms totaling 24,000 acres in Q3 and Q4 2014 and 858 acres from Fund III’s Willapa tree farm in Q3 2015, offset partially by the addition of Fund III’s 13,000-acre Deer Creek tree farm in Q4 2014. These transactions also explain the increase in invested capital, where the Fund I sales represented $58 million and the Fund III sale represented $2 million of invested capital, and the Fund III purchase represented $72 million of invested capital.

Operating expenses incurred for the quarters ended September 30, 2015, and 2014 totaled $494,000 and $541,000, respectively. The decrease in operating expenses is attributable to a decrease in operating activities from the comparable quarter in 2014.

Revenue and operating loss for the Timberland Management segment for the nine months ended September 30, 2015 and 2014 were as follows:

(in thousands, except invested	Nine Months Ended
capital, volume and acre data)	Sep-15	Sep-14
Revenue internal	$2,380	$2,529
Intersegment eliminations	(2,380)	(2,529)
Revenue external	$—	$—

Operating income internal	$126	$399
Intersegment eliminations	(2,134)	(2,060)
Operating loss external	$(2,008)	$(1,661)

Invested capital (in millions)	$253	203 *
Acres owned by Funds	79,000	75,000 *
Harvest volume - Funds (MMBF), including timber deed sales	29.2	40.7
*Net of $36 million of invested capital and 15,000 acres owned related to the Green River tree farm that was sold on September 30, 2014, and thus generated fees for the entire first nine months of 2014.

Comparing YTD 2015 to YTD 2014. Timberland Management generated management fee revenue of $2.4 million and $2.5 million from managing the Funds for the nine months ended September 30, 2015 and 2014, respectively. As with the quarterly results, the decrease in revenue is attributable to a decline in harvest volume and acres owned, offset partially by an increase in invested capital.

Operating expenses incurred by the Timberland Management segment for the nine months ended September 30, 2015 and 2014 totaled $2.0 million and $1.7 million, respectively. The increase in operating expenses is attributable to costs incurred to open and staff a new timber field office in Oregon in Q4 2014 to manage operations on Fund tree farms in that state.

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

Those properties that are for sale, under contract, and for which the Partnership has an expectation they will sell within the next 12 months, are classified on our balance sheet as a current asset under “Land and Timber Held for Sale”. The $4.0 million amount currently in Land and Timber Held for Sale reflects properties that are under contract and expected to close between now and the end of the third quarter of 2016, comprising 44 single-family residential lots from the Harbor Hill project as well as a 240-acre conservation land sale.

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

Comparing Q3 2015 to Q3 2014. In the third quarter of 2015, we closed on the sale of a parcel zoned for multi-family residential use from our Harbor Hill development. We recognized revenue of $3.6 million for this transactions with the remaining $605,000, relating to post-closing land development obligations, expected to be recognized in the fourth quarter. In Q3 2014, we closed on the sale of 10 residential lots from our Harbor Hill development and four acres of undeveloped land for a total of $953,000. Real Estate operating expenses increased slightly to $1.1 million for the third quarter of 2015 compared to $1.0 million for the third quarter of 2014.  These factors resulted in operating loss of $503,000 for the third quarter of 2015 compared to an operating loss of $597,000 in the third quarter of 2014.

Comparing YTD 2015 to YTD 2014. In the first nine months of 2015, we closed on the sale of 75 single-family residential lots and a multi-family residential parcel from our Harbor Hill development for $12.6 million, and on conservation land and easement sales covering 3,861 acres for $6.0 million.  In the first nine months of 2014, we closed on a conservation land sale for $4.6 million as well as the sale of 125 residential lots from Harbor Hill for $12.5 million.  Rental and other activities in our Real Estate segment were largely consistent from 2014 to 2015. Real Estate operating expenses were nearly flat at $3.0 million and $2.8 million for the first nine months of 2015 and 2014, respectively. These factors resulted in operating income of $5.2 million for the first nine months of 2015 compared to $5.4 million for the first nine months of 2014.

Real Estate revenue, gross margin and operating income are summarized in the table below for the nine months ended September 30, 2015 and 2014:

(in thousands, except units sold and per unit amounts)
For the nine months ended:
Description	Revenue	Gross Margin	Units Sold		Revenue per unit	Gross Margin per unit
Conservation land sale	$1,644	$912	Acres:	469	$3,505	$1,945
Development rights (CE)	4,311	4,311	Acres:	3,392	1,271	1,271
Multi-family residential	3,581	514	Acres:	18	198,944	28,556
Residential	8,994	2,416	Lots:	75	119,920	32,213
Total land	18,530	8,153
Rentals and other	956	66
September 30, 2015 total	$19,486	$8,219

Conservation land sale	$4,600	$3,838	Acres:	535	8,598	7,174
Residential	12,451	4,205	Lots:	125	99,608	33,640
Unimproved land	52	50	Acres:	4	13,000	12,500
Total land	17,103	8,093
Rentals and other	1,027	94
September 30, 2014 total	$18,130	$8,187

Environmental Remediation

As disclosed previously, we maintain a liability for environmental remediation at Port Gamble, Washington, owing to contamination that occurred in Port Gamble Bay prior to our 1985 acquisition of the property from Pope & Talbot, Inc. predecessor. We have adjusted that liability from time to time based on evolving circumstances. We have substantially completed the design of the project and have selected a contractor to complete the remediation work. Our project cost estimates are based on the construction contract and estimates for project management and other professional fees. Construction activity commenced in late September 2015 and will continue through 2017, followed by a period of monitoring activity.
Although the project design is substantially complete and we have a contract for the remediation work, project costs may still vary due to a number of factors, certain of which are outlined as follows:
Disposal of dredged material: Our liability contemplates that the majority of dredged material will be stored permanently on the mill site, which we currently believe is the most likely outcome. However, we have not yet obtained approval from the relevant regulatory agencies to use the mill site as a permanent storage location. It is possible that we may be required to relocate some or all of the dredged material to land that we own a short distance from the town of Port Gamble or to a commercial landfill. Either of these scenarios would result in an increase in costs.
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
Unforeseen conditions: It is possible that site conditions may be different than what was contemplated during the project design and this could result in changes to the scope of work to be completed. For example, DOE may require us to increase the depth of the dredging in certain areas if, as the project progresses, we encounter conditions that are different than expected.
Should any future circumstances result in a change to the estimated cost of the project, we will record an appropriate adjustment to the liability in the period it becomes known and we can reasonably estimate the amount.

General and Administrative (G&A)

G&A expenses increased to $1.2 million in the third quarter of 2015 from $941,000 in the third quarter of 2014. Similarly, G&A expenses increased to $3.6 million for the first nine months of 2015 from $2.7 million for the first nine months of 2014. The 2014 amounts were lower due primarily to reversals of incentive compensation accruals as a result of the second quarter 2014 departure of a former executive. Without these reversals, G&A expense for the first nine months of 2014 would have been $3.4 million. The remaining increases in G&A expenses are related primarily to personnel costs for being fully staffed in 2015 relative to 2014.

Interest Expense, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2015	2014	2015	2014
Interest income	$6	$6	$20	$18
Interest expense	(942)	(865)	(2,911)	(2,571)
Capitalized interest expense	210	200	643	691
Interest expense, net	$(726)	$(659)	$(2,248)	$(1,862)

The increases in interest expense are due to increasing debt balances for Fund III as debt financing has been used to acquire timberland. The Partnership’s and Fund III’s debt arrangements with Northwest Farm Credit Services (NWFCS) include an annual rebate of a portion of interest expense paid in the prior year (patronage). This NWFCS patronage program is a feature common to most of this lender’s customer loan agreements. The patronage program reduced interest expense by $120,000 and $93,000 for the third quarters of 2015 and 2014, respectively, with $358,000 and $279,000 for the nine months ended September 30, 2015 and 2014, respectively.
Capitalized interest increased from Q3 2014 to Q3 2015 as construction activity in Harbor Hill resulted in a slightly higher basis in Q3 2015 compared to 2014. On a year-to-date basis, however, capitalized interest decreased as sales activity at Harbor Hill outpaced construction, resulting in a lower average basis for the first nine months of 2015 compared to 2014.

Income Tax

The Partnership recorded income tax expense of $1,000 and $259,000 for the quarters ended September 30, 2015 and 2014, respectively.  The Partnership recorded income tax expense of $369,000 and $485,000 for the first nine months of 2015 and 2014, respectively.

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

The Partnership’s debt consists of mortgage debt with fixed interest rates and an operating line of credit with Northwest Farm Credit Services (NWFCS). The mortgage debt at September 30, 2015 includes $24.8 million in term loans with NWFCS structured in three tranches which mature from 2017 through 2025. In addition, our commercial office building in Poulsbo, Washington is collateral for a $2.7 million loan from NWFCS that matures in 2023. Our $20.0 million operating line of credit matures April 1, 2020 and we had no balance drawn as of September 30, 2015. The line of credit carries a variable interest rate that is based on the one-month LIBOR rate plus applicable margins determined by certain financial covenants.

These debt agreements contain covenants that are measured quarterly. Among the covenants measured is a requirement that the Partnership not exceed a maximum debt-to-total-capitalization ratio of 30%, with total capitalization calculated using fair market (vs. carrying) value of timberland, roads and timber. The Partnership is in compliance with these covenants as of September 30, 2015 and expects to remain in compliance for at least the next twelve months.

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

The $40.9 million decrease in cash generated for the nine months ended September 30, 2015 compared to September 30, 2014 is explained in the following table:

	Nine Months Ended September 30,
(in thousands)	2015	Change	2014
Cash provided by operations	$16,903	$(11,488)	$28,391

Investing activities
Purchase of short-term investments	—	4,000	(4,000)
Maturity of short-term investments	1,000	1,000	—
Reforestation and roads	(1,473)	70	(1,543)
Buildings and equipment	(197)	56	(253)
Proceeds from sale of timberland	1,001	(37,146)	38,147
Acquisition of timberland - Partnership	(4,851)	(930)	(3,921)
Cash used in investing activities	(4,520)	(32,950)	28,430
Financing activities
Repayment of long-term debt	(5,081)	(4,999)	(82)
Unit repurchase	—	7,363	(7,363)
Proceeds from preferred stock issuance - ORM Timber Funds	—	(125)	125
Payroll taxes paid upon unit net settlements	(107)	89	(196)
Excess tax benefit of equity-based compensation	5	5	—
Cash distributions to unitholders	(8,672)	(447)	(8,225)
Cash distributions to fund investors, net of distributions to Partnership	(4,163)	1,691	(5,854)
Cash used in financing activities	(18,018)	3,577	(21,595)
Net increase (decrease) in cash and cash equivalents	$(5,635)	$(40,861)	$35,226

The decrease in cash provided by operating activities of $11.5 million resulted primarily from a 9% decrease in log prices and an 23% decrease in timber harvest volume.

Cash used in investing activities during 2015 decreased by $33.0 million compared to 2014 due primarily to the sale of Fund I's Green River tree farm in Q3 2014 and the Partnership's acquisition of timberland in 2015.

Cash used in financing activities decreased in the current year by $3.6 million due primarily to a decrease in distributions to investors in our private equity timber funds, offset partially by an increase in distributions to Pope Resources' unitholders. In addition, we repurchased units in Q3 2014 for $7.4 million whereas in Q3 2015 we repaid one debt tranche of $5.0 million on its maturity date.

Fund III has a remaining capital commitment of $50.8 million, which includes a remaining commitment by the Partnership of $2.5 million. The drawdown period for Fund III ends on the earlier of July 31, 2016 or when all of the committed capital is placed.

Seasonality

Fee Timber.  The elevation and terrain characteristics of our timberlands are such that we can conduct harvest operations virtually year-round on a significant portion of our tree farms.  Generally, we concentrate our harvests from these areas in those months when weather limits operations on other properties, thus taking advantage of reduced competition for log supply to our customers and improving prices realized. As such, on a combined basis the pattern of quarterly volumes harvested is flatter than would be the case if looking at one tree farm in isolation. However, this pattern may not hold true during periods of comparatively soft log prices, when we may defer harvest volume to capture greater value when log prices strengthen.

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

Capital Expenditures and Commitments

Capital expenditures for the full year 2015 are projected to be approximately $12.9 million.  Land development projects in our Harbor Hill project account for $8.5 million of this total, including capitalized interest of $859,000. Projected capital expenditures are subject to permitting timetables, suitable weather for construction of such improvements, and progress towards closing on specific land transactions.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The consolidated fixed-rate debt outstanding had a fair value of approximately $90.8 million and $96.0 million at September 30, 2015 and December 31, 2014, respectively, based on the prevailing interest rates for similar financial instruments. A change in interest rate on fixed-rate debt will affect the fair value of debt, whereas a change in the interest rate on variable-rate debt will affect interest expense and cash flows payable by the Partnership. A hypothetical 1% change in prevailing interest rates would change the fair value of fixed-rate long-term debt obligations by $3.4 million. We are not subject to material foreign currency risk, derivative risk, or similar uncertainties.

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

We are sensitive to demand and price issues relating to our sales of logs in both domestic and foreign markets. We generate Fee Timber revenue primarily by selling softwood logs to domestic mills and to third-party intermediaries who resell them to the export market. The domestic market for logs in our operating area depends heavily on U.S. housing starts. Recently, the U.S. housing market has started to improve but, to the extent the recovery in the housing market should stall, such a turn of events could have a negative impact on our operating results. Demand from export markets for Pacific Northwest logs are significantly affected by fluctuations in United States, Japanese and, increasingly, Chinese and Korean economies, as well as by the foreign currency exchange rate between these Asian currencies and the U.S. dollar, as well as ocean transportation costs. Further, the prices we realize for our logs depends in part upon competition, and the recent expiration of the Softwood Lumber Agreement between the United States and Canada in October 2015 may have the effect of increasing the supply of logs from Canada. While this has not had a noticeable impact to date, it remains too early to assess whether the longer-term implications of the expiry of this agreement may have an adverse impact on the prices we realize upon the sales of our logs.

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

Management continues to monitor the Port Gamble and Port Ludlow cleanup processes closely. The $20.1 million remediation accrual as of September 30, 2015 represents our current estimate of the remaining cleanup cost and most likely outcome to various contingencies within both locations. These estimates are predicated upon a variety of factors, including the actual amount of the ultimate cleanup costs. These liabilities are based upon a number of estimates and judgments that are subject to change as the project progresses. There may be additional litigation costs if we cannot reach a settlement with DNR and the outcome of any such litigation is uncertain. The filing of the CD limits our legal exposure, but does not eliminate it entirely. Any changes in factors relating to this matter may result in adverse financial impacts and may have the effect of distracting management and other key personnel from the day to day operation of our business. These factors, alone or in combination with other challenges, may have a material adverse effect upon our assets, income and operations.

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

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 10, 2015.

POPE RESOURCES,
A Delaware Limited Partnership

By:	POPE MGP, Inc.
Managing General Partner

By: /s/ Thomas M. Ringo
Thomas M. Ringo
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ John D. Lamb
John D. Lamb
Vice President and Chief Financial Officer
(Principal Financial Officer)

By: /s/ Sean M. Tallarico
Sean M. Tallarico
Controller
(Principal Accounting Officer)