Form 10-K
period 2015-12-31
POPE RESOURCES LTD PARTNERSHIP
filed 2016-03-07
CIK 784011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act). Yes ☐  No ☒
At June 30, 2015, the aggregate market value of the non-voting equity units of the registrant held by non-affiliates was approximately $220,227,399
The number of the registrant’s limited partnership units outstanding as of February 17, 2016 was 4,347,822.
Documents incorporated by reference: None

Pope Resources, A Delaware Limited Partnership
Form 10-K
For the Fiscal Year Ended December 31, 2015

PART I

Item 1.   BUSINESS

OVERVIEW

When we refer to the “Partnership,” the “Company,” “we,” “us,” or “our,” we mean Pope Resources, A Delaware Limited Partnership and its consolidated subsidiaries. References to notes to the financial statements refer to the Notes to the Consolidated Financial Statements of Pope Resources, A Delaware Limited Partnership, included in Item 8 of this form. The Partnership was formed in 1985 as a result of the spinoff of certain timberlands and development properties from Pope & Talbot, Inc.

The Partnership currently operates in three primary business segments: (1) Fee Timber, (2) Timberland Management and (3) Real Estate. Fee Timber operations consist of growing and harvesting timber from the 205,000 acres that we own or co-own with our timber fund investors as tree farms. Our Timberland Management segment is engaged in organizing and managing private equity timber funds using capital invested by third parties and the Partnership. Our Real Estate segment’s operations are focused on a portfolio of approximately 2,500 acres in the west Puget Sound region of Washington. This segment’s activities consist of efforts to enhance the value of our land by obtaining the entitlements and, in some cases, building the infrastructure necessary to enable further development. Our Real Estate operations also include ownership and management of Port Gamble, Washington, now an historic town.  Port Gamble was established by Pope & Talbot in 1853 and was operated as a company town and location for a logging mill for more than 150 years.  Copies of the Partnership’s reports filed or furnished under the Securities Exchange Act, including our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, and all amendments to these reports, are available free of charge at www.poperesources.com. The information contained in or connected to our web site is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report filed with or furnished to the Securities and Exchange Commission. The public may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site at www.sec.gov that also contains our current and periodic reports and all of our other securities filings.

DESCRIPTION OF BUSINESS SEGMENTS

Fee Timber

Operations. As indicated above, our Fee Timber operations consist primarily of growing, managing, harvesting, and marketing timber. Statements of intention, belief or expectation reflect intent, beliefs and expectations of our executive officers as of the date of this report, based on information known to them as of that date.  Delivered log sales to domestic manufacturers and export brokers represent the overwhelming majority of Fee Timber revenue, but we also occasionally sell rights to harvest timber (timber deed sale) from our tree farms.  In addition, our tree farms generate revenue from commercial thinning operations, ground leases for cellular communication towers, and royalties from gravel mines and quarries. The 205,000 timberland acres that we own or manage under the banner of this segment break down into two categories. The first of these categories consists of the approximately 69,000-acre Hood Canal tree farm, located in the southern Kitsap and northeastern Jefferson counties of Washington, and the 42,000-acre Columbia tree farm located in southwest Washington. Management views the Hood Canal and Columbia tree farms as the Partnership’s core holdings, and manages them as a single operating unit. When we refer to these two tree farms, we will describe them as the “Partnership’s tree farms”. We have owned the Hood Canal tree farm, substantially as currently comprised, since our formation in 1985, while we acquired the bulk of the Columbia tree farm in 2001.

This segment also includes a second category, comprised of the operations of ORM Timber Fund I, LP (Fund I), ORM Timber Fund II, Inc. (Fund II), and ORM Timber Fund III (REIT), Inc. (Fund III), which are consolidated into our financial statements.  Fund I's assets were sold in 2014 and the fund was unwound in 2015 when its remaining cash was distributed to its investors. When referring to all the Funds collectively, depending on context, we will use the designations “Fund” or “Funds” interchangeably.  The Funds’ assets consist of 94,000 acres of timberland located in western Washington, northwestern Oregon and northern California. The Partnership holds ownership interests of 20% in Fund II and 5% in Fund III, and held a 20% ownership interest in Fund I.  The Funds' tree farms consist of the following:

Fund	Acquisition Date	Location	Acres (in thousands)
Fund II	Q4 2009	Northwestern Oregon	11
	Q3 2010	Western Washington	13
	Q3 2010	Northwestern Oregon	13
Fund III	Q4 2012	Northern California	19
	Q4 2013	Southwestern Washington	10
	Q4 2014	Northwestern Oregon	13
	Q4 2015	Southern Puget Sound Washington	15
			94

When referring to the Partnership and Fund tree farms together we will refer to them as the “Combined tree farms”. When referring to the combination of the Partnership’s tree farms and its 20%, and 5% ownership interest in Fund II and Fund III, respectively, along with its 20% interest in Fund I prior to the sale of its assets in the second half of 2014, we will refer to the sums as “Look-through totals”.  Our Fee Timber segment produced 67%, 75% and 79% of our consolidated revenue in 2015, 2014 and 2013, respectively.

Inventory. Timber volume is generally expressed in thousands of board feet (MBF) or millions of board feet (MMBF). In the discussion below, we present merchantable volume, productive acres and projected harvest level data for the Partnership’s and Funds’ tree farms on both a stand-alone and Look-through basis. On our Washington and Oregon tree farms, we define “merchantable volume” to mean timber inventory in productive stands that are 35 years of age and older.  Our California tree farm has received historically uneven-age management treatments wherein stands consist of trees of a variety of age classes. On that tree farm, we classify merchantable volume based on the tree’s diameter at breast height (DBH), or four and one half feet above ground.  Trees with a DBH greater than or equal to 16 inches are considered merchantable and less than 16 inches are considered pre-merchantable.  Accordingly, merchantable volume from our California tree farm is reflected in the tables below as “16+”.

Partnership merchantable volume (in MMBF) as of December 31:
	2015			2014
Merch Class	Sawtimber	Pulpwood	Total	Total
35 to 39 yrs.	161	9	170	148
40 to 44 yrs.	52	3	55	62
45 to 49 yrs.	29	2	31	35
50 to 54 yrs.	8	1	9	5
55 to 59 yrs.	3	—	3	6
60 to 64 yrs.	4	1	5	9
65+ yrs.	24	1	25	29
	281	17	298	294

Fund merchantable volume (in MMBF) as of December 31:
	2015			2014
Merch Class	Sawtimber	Pulpwood	Total	Total
35 to 39 yrs.	98	5	103	93
40 to 44 yrs.	113	4	117	128
45 to 49 yrs.	91	3	94	78
50 to 54 yrs.	43	1	44	45
55 to 59 yrs.	27	—	27	18
60 to 64 yrs.	6	1	7	1
65+ yrs.	17	—	17	8
16+ inches	177	—	177	177
	572	14	586	548

Look-through merchantable volume (in MMBF) as of December 31:
	2015 Volume			2014 Volume
	Partnership		Look-	Partnership		Look-
	100%	Share of	through	100%	Share of	through
Merch Class	Owned	Funds	Total	Owned	Funds	Total
35 to 39 yrs.	170	16	186	148	15	163
40 to 44 yrs.	55	16	71	62	19	81
45 to 49 yrs.	31	16	47	35	13	48
50 to 54 yrs.	9	6	15	5	8	13
55 to 59 yrs.	3	4	7	6	3	9
60 to 64 yrs.	5	1	6	9	—	9
65+ yrs.	25	1	26	29	1	30
16+ inches	—	9	9	—	9	9
	298	69	367	294	68	362

Merchantable volume estimates are updated annually. Changes in timber inventory typically reflect depletion from timber harvested, growth, revised estimates of acres available for harvest, timber inventory measurement updates, and timberland acquisition and disposition activity. A portion of each tree farm's timber stands is physically measured or re-measured each year using a statistical sampling process called "cruising" such that generally no "cruise" for stands with actual volume is ever more than ten years old. Actual volume harvested is compared to the volume carried in our inventory system, referred to as a "cutout analysis," to monitor the accuracy of our timber inventory process.

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

The merchantable timber inventory on Fund properties contains a greater proportion of whitewoods than do the Partnership’s timberlands.  With the acquisition of timberland by Fund III in northern California, we added ponderosa pine and white fir to our species mix.  Ponderosa pine is used for shelving, lumber, and parts for windows, doors, and furniture.  White fir is a member of the whitewood species group and is used primarily for lumber and core layers in plywood.

Look-through merchantable volume (in MMBF) as of December 31:
	2015 Volume
	Partnership		Look-
	100%	Share of	through	Percent
Species	Owned	Funds	Total	of total
Douglas-fir	217	28	245	67%
Western hemlock	26	22	48	13%
Western red cedar	11	1	12	3%
Pine	1	2	3	1%
Other conifer	17	12	29	8%
Red alder	23	4	27	7%
Other hardwood	3	—	3	1%
Total	298	69	367	100%

Look-through merchantable volume (in MMBF) as of December 31:
	2014 Volume
	Partnership		Look-
	100%	Share of	through	Percent
Species	Owned	Funds	Total	of total
Douglas-fir	215	29	244	67%
Western hemlock	27	20	47	13%
Western red cedar	14	1	15	4%
Pine	—	3	3	1%
Other conifer	16	12	28	8%
Red alder	19	3	22	6%
Other hardwood	3	—	3	1%
Total	294	68	362	100%

The Partnership’s tree farms as of December 31, 2015 consist of approximately 111,000 acres. Of this total, approximately 92,900 acres are designated as productive acres, meaning land that is capable of growing merchantable timber and where the harvesting of that timber is not constrained by physical, environmental or regulatory restrictions. The Funds’ tree farms as of December 31, 2015 totaled approximately 94,000 acres, of which 82,000 were designated as productive acres.  Our productive acres on a look-through basis, as of December 31, 2015, were nearly 108,300.  Approximately 33% of the Partnership’s acreage and 20% of the Funds’ Washington and Oregon acreage is in the 25-34 year age-class, much of which will begin moving from pre-merchantable to merchantable timber volume over the next five years. There is no age-class associated with the California tree farm and its productive acres are shown in the following tables under the heading “California.”

Look-through productive acres are spread by timber age-class as follows as of December 31, 2015:

	12/31/2015 Productive Acres (in thousands)
Age	100%		Share of		Look-through
Class	Owned	%	Funds	%	Total	%
Clear-cut	2.5	3%	0.3	3%	2.8	3%
0 to 4	7.0	8%	1.0	12%	8.0	8%
5 to 9	8.8	9%	0.6	7%	9.4	9%
10 to 14	10.2	11%	0.6	7%	10.8	11%
15 to 19	13.4	14%	0.4	5%	13.8	14%
20 to 24	4.6	5%	0.6	7%	5.2	5%
25 to 29	14.9	16%	0.8	9%	15.7	15%
30 to 34	16.1	17%	0.5	6%	16.6	16%
35 to 39	9.2	10%	0.9	10%	10.1	10%
40 to 44	2.9	3%	0.8	9%	3.7	4%
45 to 49	1.6	2%	0.8	9%	2.4	2%
50 to 54	0.3	—%	0.3	3%	0.6	1%
55 to 59	0.2	—%	0.1	1%	0.3	—%
60 to 64	0.2	—%	—	—%	0.2	—%
65+	1.0	1%	—	—%	1.0	1%
California	—	—%	0.9	10%	0.9	1%
	92.9		8.6		101.5

Look-through productive acres are spread by timber age-class as follows as of December 31, 2014:

	12/31/2014 Productive Acres (in thousands)
Age	100%		Share of		Look-
Class	Owned	%	Funds	%	through	%
Clear-cut	2.0	2%	0.3	4%	2.3	2%
0 to 4	7.3	8%	0.7	8%	8.0	8%
5 to 9	9.2	10%	0.7	8%	9.9	10%
10 to 14	9.6	10%	0.5	6%	10.1	10%
15 to 19	13.6	15%	0.3	4%	13.9	14%
20 to 24	4.6	5%	0.7	8%	5.3	5%
25 to 29	15.8	17%	0.6	7%	16.4	16%
30 to 34	15.4	16%	0.7	8%	16.1	16%
35 to 39	9.1	10%	0.9	11%	10.0	10%
40 to 44	3.2	3%	1.0	12%	4.2	4%
45 to 49	1.6	2%	0.6	7%	2.2	2%
50 to 54	0.2	—%	0.3	4%	0.5	—%
55 to 59	0.4	—%	0.1	1%	0.5	—%
60 to 64	0.3	—%	—	—%	0.3	—%
65+	1.1	1%	—	—%	1.1	1%
California	—	—%	1.0	12%	1.0	1%
	93.4		8.4		101.8

Site Index.  The site index for a given acre of timberland is a measure of the soil’s potential to grow timber. In the Partnership’s operating region, site index is expressed in feet and is a measure of a Douglas-fir tree's projected height at age 50. Site index is calculated by tree height and age data collected during the cruising process. Site index is an important input into the models used for projecting harvest levels on a tree farm. The Partnership’s properties have an estimated weighted average site index of 115 feet. On a look-through basis, our weighted average site index is 113 feet.

Long-term Harvest Planning. Long-term harvest plans for the Partnership’s tree farms and the Funds’ tree farms reflect the different ownership time horizons associated with each group.  Plans for Partnership timberlands are designed to maintain sustainable harvest levels over an extended time frame, assuming perpetual ownership. "Sustainable harvest level" denotes the annual volume of timber than can be harvested from a tree farm in perpetuity. As such, the sustainable harvest level generally resembles the annual growth of merchantable timber. Actual annual harvest levels may vary depending on log market conditions, but over multi-year time frames will average out to the sustainable harvest levels developed in our long-term harvest plan. The harvest levels for the Funds’ tree farms are developed to maximize the total return during their 10-13 year investment periods by blending income from harvest with the value of the portfolio upon disposition. This will result in more harvest variability between years for Fund tree farms than is the case with the Partnership’s tree farms.

Assuming full operations on the Funds’ existing tree farms, at December 31, 2015 the long-term planned annual harvest level for the Partnership and Fund tree farms (and on a Look-through basis) can be found in the table below:

(amounts in MMBF)		Look-through
	Planned annual	planned annual
	harvest volume	harvest volume
Partnership tree farms	48	48
Fund tree farms	55	7
Total	103	55

Marketing and Markets. The following discussion applies to the Combined tree farms.  We market timber by selling logs mostly to lumber, plywood, and pulp producers or to log export brokers.  To do so, we engage independent logging contractors to harvest the standing timber, manufacture it into logs, and deliver it to our customers on the open market. Except in the case of some timber deed sales, we retain title to the logs until they are delivered to a customer log yard.

Historically, Japanese customers have paid a premium for the highest quality logs from which visually appealing beams for residential construction are produced. U.S. mills, on the other hand, manufacture mostly framing lumber requiring structural integrity for wall systems that are concealed by drywall and do not need such a high aesthetic quality. Accordingly, those logs sold to the domestic market are more of a commodity relative to logs sold to the Japanese market, and thus do not command as high a price.

Beginning in 2010, the reduction in China’s log imports from Russia, coupled with strengthening in the Chinese currency, opened up an opportunity for North American log producers to supply a larger portion of the growing Chinese market. This resulted in the migration of the U.S. Pacific Northwest (PNW) export market from one focused almost exclusively on Japan to a broader Asian market that now comprises China, Japan, and Korea, with China representing the largest market within the region based on volume. This export market has provided support to log prices over the last few years during the sluggish recovery of U.S. housing starts. Sawlogs sold to China are used chiefly for concrete forms, pallets, and other low-end uses that can be satisfied with the logs traditionally purchased by domestic sawmills. The lower average sawlog quality and more diverse species mix flowing to China, combined with the limited volume of high-quality Douglas-fir flowing to Japan, has narrowed the overall export premium received for sales of logs to these export markets relative to the domestic market. In 2015, we began to see a widening of this premium again as the U.S. dollar strengthened and demand from China declined as its economy weakened.

The logs that we sell to China, Japan, and Korea are actually sold to U.S.-based brokers who in turn sell directly to offshore customers. Our decision to sell through intermediaries is predicated on risk management. Mitigation of foreign exchange risk, loss prevention, and minimizing cash collection risks inform our decision to sell through these brokers.

Customers. Logs from the Combined tree farms are sold to a number of customers in both the domestic and export markets. Domestic customers include lumber mills and other wood fiber processors located throughout western Washington, western Oregon, and northern California. Export customers consist of intermediaries located at the Washington ports of Longview, Tacoma, Port Angeles, Grays Harbor, and Olympia, and the Oregon ports of St. Helens and Astoria. Whether destined for export or domestic markets, the cost of transporting logs limits the destinations to which the Partnership and Funds can profitably deliver and sell their logs.

The ultimate decision on where to sell logs is based on the net proceeds we receive after taking into account both the delivered log prices and the haul cost to deliver logs to that customer. In instances where harvest operations are closer to a domestic mill than the log yard of an export broker, we may earn a higher margin from selling to a domestic mill even though the delivered log price is lower. As such, realized delivered log price movements are influenced by marketing decisions predicated on margins rather than focusing exclusively on the delivered log price. In such instances, our reported delivered log prices may reflect more of our own proximity to customers rather than the broader market trend.

Weyerhaeuser was the largest customer for our Fee Timber segment in 2015, representing 13% of segment revenue, followed by Scott Timber which represented 10% of segment revenue. We delivered logs from the Combined tree farms to 49 separate customers during 2015, compared to 54 during 2014.

Competition. Most of our competitors are comparable in size or larger. Log sellers like the Partnership and the Funds compete on the basis of quality, pricing, and the ability to satisfy volume demands for various types and grades of logs to particular markets. We believe that the location, type, and grade of timber from the Combined tree farms will enable us to compete effectively in these markets. However, our products are subject to some competition from a variety of non-wood and engineered wood products as well as competition from foreign-produced logs and lumber.

Forestry and Stewardship Practices. Timberland management activities on the Combined tree farms include reforestation, control of competing brush in young stands, thinning of the timber to achieve optimal spacing after stands are established, and road maintenance. During 2015, we planted 1.1 million seedlings on 3,100 acres of the Combined tree farms compared to 1.4 million seedlings on 3,900 acres in 2014 and 1.2 million seedlings on 3,300 acres in 2013. Seedlings are generally planted from December to April, depending on weather and soil conditions, to restock stands that were harvested during the preceding twelve months. The number of seedlings planted will vary from year to year based upon harvest level, the timing of harvest, and seedling availability. Management’s policy is to return all timberlands to productive status in the first planting season after harvest, provided the requisite brush control has been completed.

All harvest and road construction activities are conducted in compliance with federal, state and local laws and regulations. Many of these regulations are programmatic and include, for example; limitations on the size of harvest areas, reforestation following harvest, retention of trees for wildlife and water quality, and sediment management on forest roads.  The regulations also require project-specific permits or notifications that govern a defined set of forest operations. An application for harvest or road construction may require more specific guidance to avoid potential impact to public resources.  For example, we often consult third-party, state-qualified geo-technical specialists for operations that have the potential to impact unstable slopes in order to avoid, minimize, or mitigate risks to safety and public resources.

Sustainable Forestry Initiative (SFI®). Since 2003, we have been a member of the SFI® forest certification program, an independent environmental review and certification program that promotes sustainable forest management, focusing on water quality, biodiversity, wildlife habitat, and species protection. With our voluntary entry into this certification program, we have been subject to annual independent audits of the required standards for the program. Management views this certification as an important indication of our commitment to manage our lands sustainably while continually seeking ways to improve our management practices. We believe this commitment is an important business practice that contributes positively to our reputation and to the long-term value of our assets.

Our certifications are current for all of the Combined tree farms. We believe this certification allows us to obtain the broadest market penetration for our logs while protecting the core timberland assets of the Partnership and the Funds.

Timberland Management

Background. In 1997, the Partnership formed two wholly owned subsidiaries, ORM, Inc. and Olympic Resource Management LLC (“ORMLLC”), to facilitate the Timberland Management activities. Our Timberland Management segment earns management fees and incurs expenses resulting from raising, investing, and managing capital invested in PNW timberland on behalf of third-party investors. Since the launch of our timberland private equity fund strategy in 2003, the activities in this segment have consisted primarily of attracting third-party investment capital for the Funds and then acquiring and managing properties on their behalf.  When we discuss the Timberland Management properties we will refer to either the acquisition values, defined as contractually agreed-upon prices paid for the properties, or the value of assets under management, defined as the current third-party appraised value of the properties.  As of December 31, 2015, we manage 94,000 acres of timberland in Washington, Oregon, and California with combined appraised values of $364 million.

In total, ORMLLC has called $322 million of equity capital and borrowed $57 million of debt for the Funds.  Cumulatively, we have co-invested a total of $37 million in the Funds. Subsequent to the liquidation of Fund I and the sale of a portion of Fund III's Willapa tree farm in 2015, our cumulative co-investment in the Funds is $26 million as of December 31, 2015. The following table provides detail behind cumulative committed and called capital by the Funds as of December 31, 2015.

	Total Fund		Co-investment
(in millions)	Commitment	Called Capital	Commitment	Called Capital	Distributions Received
Fund I *	$61.8	$58.5	$12.4	$11.7	$15.1
Fund II	84.4	83.4	16.9	16.7	7.4
Fund III	180.0	179.7	9.0	9.0	0.2
Total	$326.2	$321.6	$38.3	$37.4	$22.7

* Fund I assets were sold in Q3 2014 and Q4 2014.

Operations. The Timberland Management segment’s key activity is to provide investment and timberland management services to the Funds. We anticipate growth in this segment as we continue to manage the Funds, together with any future funds established by the Partnership. The Timberland Management segment represented less than 1% of consolidated revenue for each of the three years ended December 31, 2013 through 2015, as fee revenue is eliminated in consolidation.

The Partnership benefits in a number of ways from this segment.  First, we co-invest in each of these funds such that we are able to diversify our market exposure across more tree farms and more frequent acquisitions than we could by investing only for the Partnership.  We also benefit from the economies of scale generated through managing these additional acres of timberland, which accrue to both the Partnership and Fund timberlands.  The contribution margin from the fees charged to the Funds lowers the management costs on the Partnership’s timberlands.  Lastly, we are able to retain additional expertise that neither the Partnership nor the Funds’ timberlands could support on a stand-alone basis.

We earn annual asset management fees from the Funds based on the equity capital used to acquire timberland properties.  We also earn annual timberland management fees on acres owned by the Funds and log marketing fees based on harvest volume from Fund tree farms. At the end of a Fund term, if a Fund achieves threshold return levels, we earn a carried interest incentive fee.

Accounting rules require that we eliminate in consolidation all fee revenue generated from managing the Funds in our Timberland Management segment and corresponding operating expenses for the Fee Timber segment. The elimination of this fee revenue and corresponding operating expenses reduces the otherwise reported cost per acre of managing Fund tree farms under our Fee Timber segment. An effect of these eliminations is to make the Fee Timber results look stronger and the Timberland Management results look correspondingly weaker.

Marketing. When raising capital for a new Fund, we market these opportunities to accredited investors that have an interest in investing alongside a manager with a specific regional specialization and expertise in the timberland asset class. Our Funds fill a niche among timberland investment management organizations due to our regional specialization, degree of co-investment, smaller fund sizes, and the ability to target relatively small transactions. Additional marketing and business development efforts include regular contact with forest products industry representatives, non-industry owners, and others who provide key financial services to the timberland sector. Our acquisition and disposition activities keep management informed of changes in timberland ownership that can represent opportunities for us to market our services.

Customers. The Funds are the primary customers and users of Timberland Management services.

Competition. We compete against both larger and comparably sized companies providing similar timberland investment management services. There are over 20 established timberland investment management organizations competing against us in this business. Some companies in this group have access to established sources of capital and, in some cases, increased economies of scale that can put us at a disadvantage. Our value proposition to investors is centered on the differentiation we provide relative to other managers, as described above, as well as our long track record of success in the Pacific Northwest.

Real Estate

Background. The Partnership’s real estate activities are associated closely with the management of our timberlands. We evaluate timberlands regularly in terms of the best economic use, whether this means continuing to grow and harvest timber, seeking a rezoning of the property for sale or development, or working with conservation organizations and the public on a sale. After timberland has been logged, we have a choice among four primary alternatives for the underlying land: reforest and continue to use as timberland, sell as undeveloped property, undertake some level of development to prepare the land for sale as improved property, or hold for later development or sale. In addition, the Real Estate segment may acquire and develop other properties for sale, either on its own or by partnering with other experienced real estate developers. Generally speaking, the Real Estate segment’s activities consist of investing in and later reselling improved properties, and holding properties for later development and sale. As a result, revenue from this segment tends to fluctuate substantially, and is characterized by relatively long periods in which revenue is relatively low, while expenses incurred to increase the value of our development properties may be higher. During periods of diminished demand, entitlement related costs and infrastructure investment are managed so as to minimize negative cash flows, but segment expenses do not trend directly with segment revenues. When improved properties are sold, income is recognized in the form of sale price net of acquisition and development costs. We have a 2,500-acre portfolio of properties for which we believe there to be a higher and better use than timberland.

Operations. Real Estate operations focus on maximizing the value of the 2,500-acre portfolio mentioned above. For Real Estate projects, we secure entitlements and/or infrastructure necessary to make development possible and then sell the entitled property to a party who will construct improvements. In addition, this segment’s results reflect our efforts to negotiate conservation easements (CE) that typically encumber Fee Timber properties and preclude future development on that land but allow continued forestry operations. The third and final area of operations in this segment includes leasing residential and commercial properties in Port Gamble, Washington, and leasing out a portion of our corporate headquarters building in Poulsbo, WA. The Real Estate segment represented 33%, 25% and 21% of consolidated revenue in 2015, 2014 and 2013, respectively.

We recognize the significant value represented by the Partnership’s Real Estate holdings and are focused on adding to that value. The means and methods of adding value to this portfolio vary considerably depending on the specific location and zoning of each parcel. Our properties range from land that has commercial activity zoning where unit values are valued on a per-square-foot basis to large lots of recently harvested timberland where value is measured in per-acre terms. In general, value-adding activities that allow for the highest-and-best-use of the properties include: working with communities and elected officials to develop grass roots support for entitlement efforts, securing favorable comprehensive plan designation and zoning, acquiring easements, and obtaining plat approvals.

Development Properties – Planned Communities

Planned communities in Gig Harbor, Port Gamble, Kingston, Bremerton, Hansville and Port Ludlow, Washington make up approximately half the acres in our development property portfolio. Due to each property’s size, development complexity, and regulatory environment, the projects are long-term in nature and require extensive time and capital investments to maximize returns.

Gig Harbor. Gig Harbor, a suburb of Tacoma, Washington, is the site of Harbor Hill, a mixed-use development project that includes 42 acres of commercial/retail sites, 50 acres of business park lots, and 200 acres of land with residential zoning. At December 31, 2015, we still own 18.5 acres of commercial/retail, 11.5 acres of business park and 99 acres of residential lots in this project.  A 20-year development agreement was approved by the city of Gig Harbor in late 2010.  Key provisions of the development agreement and plat approval include: (a) extending the project approval from 7 to 20 years; (b) reserving sufficient domestic water supply, sanitary sewer, and traffic trip capacity on behalf of the project’s residential units; and (c) waiver of park impact fees in exchange for a 7-acre parcel of land for City park purposes. All components of this project have transportation, water and sewer capacities reserved for full build-out.  We received preliminary plat approval in early 2011 for the then 200-acre residential portion of this project that included 554 single-family and 270 multi-family units.  At December 31, 2015, 302 single-family lots remained for sale.

Port Gamble. Port Gamble fits within both the development and commercial properties aspects of our Real Estate operations.  Port Gamble is located northwest of Kingston on the Kitsap Peninsula.  Founded in 1853 by the company that became Pope & Talbot, Inc. (“P&T”), Port Gamble served as a millsite, logging port and company town for nearly 150 years and many of its buildings still stand.  The town and mill sites, totaling 130 acres, were transferred from P&T to Pope Resources at the time of our formation in 1985. In exchange for the transfer, the Partnership assumed a $22.5 million mortgage and paid other consideration. The operation and management of the town of Port Gamble is discussed under “Commercial Properties” below.

With respect to our development plans for the site, Port Gamble has been designated a “Rural Historic Town” under Washington’s Growth Management Act since 1999. This designation allows for substantial new commercial, industrial, and residential development using historic land use patterns and densities while maintaining the town’s unique architectural character. Our plans are focused on bringing back the New England-style homes that have slowly disappeared since Port Gamble’s heyday in the 1920s.  If approved as proposed, our plat application to Kitsap County will allow for between 200 and 240 additional residential units and 200,000 to 260,000 square feet of additional commercial building space. We submitted this master plan for the 114-acre townsite and adjoining 205-acre agrarian district in January 2013, kicking off a multi-year period of environmental impact review and public comment.  The proposal calls for development of homes, an inn, a dock, waterfront trails, and an agricultural area with greenhouses, orchard and winery. Walking trails along the shoreline, through the adjoining forestlands, and along pastoral farmland would contribute to the lifestyle of residents and should enhance Port Gamble as a unique tourist attraction. During the first half of 2016, our efforts are focused on gaining agency approval for constructing a new membrane bioreactor wastewater treatment plant with a large onsite septic system which will be turned over to Kitsap County’s Public Utility District at completion.  The new facility will cost approximately $5.6 million, of which $2.0 million is being funded by a Washington State appropriation grant. Once operational, the existing treatment plant will no longer discharge treated wastewater to the Hood Canal through the currently permitted outfall pipe.  Official de-commissioning of the outfall will commence after the new plant is operational.

Kingston. The Partnership owns a 364-acre property in Kingston called “Arborwood” with plans for the development of 663 single-family lots and 88 multi-family units. Further development will not proceed until the local market demonstrates an increased appetite for residential lots.

Bremerton. The West Hills area of Bremerton, Washington is the site of a 46-acre industrial park which was being developed in two phases totaling 24 lots. Construction on the 9 lots that make up Phase I was completed in 2007. One lot has been sold from Phase I and the industrial market remains weak at this time. In 2013, we obtained a comprehensive plan designation change from industrial to residential for the 36-acre Phase II portion of this property.  In 2014, Phase II was rezoned to single-family residential and we hope to secure a preliminary plat for 114 lots in 2016.

Hansville. The Partnership owns a 149-acre residential development project in Hansville called “Chatham”, with 19 parcels ranging from 3 to 10 acres in size. Construction was completed in late 2007 and the lots are currently being marketed for sale. To date, one lot has sold from this project.

Port Ludlow. Port Ludlow represents a 256-acre property located just outside the Master Planned Resort boundary of Port Ludlow, Washington. We currently expect preliminary plat approval in 2016 that, if obtained, will allow for up to 54 lots ranging from 1 to 1.5 acres each, with the balance of the property designated as open space. Development beyond the point of plat approval will not commence until demand for rural residential lots improves.

Development Properties – Other

Rural Residential. We have a number of properties for which rural residential development represents a higher and better use compared to continuing to manage them as timberland.  These properties are typically non-contiguous smaller lots ranging in size between 5 and 40 acres with zoning ranging from one dwelling unit per 5 acres to one per 80 acres. Development and disposition strategies vary depending on the property’s unique characteristics. Development efforts and costs incurred to prepare these properties for sale include work to obtain development entitlements that will increase the property’s value as residential property as well as making improvements to existing logging roads, constructing new roads, extending dry utilities, and sometimes establishing gated entrances. As is the case with much of the Real Estate portfolio, investments in the rural residential program have been limited to those necessary to achieve entitlements, while deferring construction costs until market conditions improve.

North Kitsap County. Since 2011, we have been formally engaged with a coalition of approximately 30 entities to conserve up to 6,500 acres of the Partnership’s land in north Kitsap County.  This effort, known as the Kitsap Forest & Bay Project, saw two closings in 2014 totaling 901 acres. In 2015, an additional 175 acres were sold to Kitsap County utilizing state conservations funds. We continue to work with the coalition to raise funds for additional sales.

Skamania County.  We have been engaged with the Columbia Land Trust (CLT) in a multi-phase conservation project that includes both fee and conservation easement sales.  In tandem with this project, we have been working with Skamania County to rezone the majority of our holdings in the county.  In the second half of 2014, the county approved a rezoning of approximately 14,000 acres that allows for the development of 20-acre lots. Funding for conservation sales have been primarily through the Washington Wildlife and Recreation Program (WWRP). CLT has applied for additional conservation easement grants for the final 7,899 acres of this project through the Forest Legacy Program.  If awarded, the Forest Legacy grant will be funded for a 2016 closing.

Commercial Properties

Poulsbo. In May 2011, we purchased a 30,000-square-foot commercial office building in Poulsbo, on a 2-acre parcel of land.  At the time, the building was fully leased to Union Bank on a five-year, triple-net lease with a lease that expired in October 2015.  We moved our headquarters to the new building in November 2012, sharing the space until Union Bank vacated the building in April 2015.  We have taken over the basement of the building for our own operations, leased a portion of the first floor, and are seeking replacement tenants for the remaining first-floor space of approximately 5,500 square feet.

Port Gamble. As described above under “Development Properties,” the Partnership owns and operates the town of Port Gamble where 25 residential buildings and approximately 46,000 square feet of commercial space are currently leased to third parties.  In addition, we operate a wedding and events business, utilizing another 8,000 square feet in its venues, that leverages the charm of the townsite to attract clientele.  These commercial activities help offset the costs of maintaining the town until the master plan progresses.

Environmental Remediation.  As noted above, P&T and its corporate predecessors operated a sawmill at Port Gamble from 1853 to 1995.  P&T continued to lease various portions of the site for its operations until 2002. During the time P&T operated in Port Gamble, it also conducted logging and shipping operations in the tidal and subtidal waters throughout Port Gamble Bay, some of which was under lease from the Washington State Department of Natural Resources (DNR) that lasted from 1974 to 2004. Both the upland and submerged portions of the site are believed to have become contaminated with various hydrocarbons, heavy metals and other contaminants, including wood waste, during P&T’s operations there.

Following the mill shutdown, the Washington State Department of Ecology (DOE) began to examine the environmental conditions at Port Gamble.  Under Washington law, both Pope Resources and P&T were considered by DOE to be “potentially liable persons” (PLPs); the Partnership because of its ownership of certain portions of the site, and P&T because of its historical ownership and operation of the site.  DNR was also considered by DOE to be a PLP because of its management of the submerged beds in Port Gamble Bay and its leasing of certain of those beds to P&T.  We believe that DNR is liable for a significant portion of cleanup costs by virtue of its having permitted P&T to operate on the tidal and submerged portions of the site, and by failing to properly enforce the then-existing environmental laws in a manner that we believe would have substantially mitigated the contamination that occurred during P&T’s operations at the site.

P&T and Pope Resources entered into a settlement agreement in 2002 that allocated responsibility for environmental contamination at the townsite, millsite, a solid waste landfill, and adjacent waters, with P&T assuming responsibility for funding clean-up in the Bay and other areas of the site that were impacted by its historical operations.  At that time, the parties estimated the aggregate cleanup costs allocable to both parties to be between $10 and $13 million, with clean-up of Port Gamble Bay expected to amount to approximately 90% of the overall project costs.

In 2005, both Pope Resources and P&T received Environmental Excellence Awards from DOE for their work in remediating the contamination that had existed at the Port Gamble townsite and landfill. DOE also issued letters to both parties in 2006 indicating that the agency expected to take no further action regarding conditions at those portions of the site. Pope Resources continued cleaning up the remaining contamination at the millsite. By late 2005, that portion of the site had largely been cleaned and the remaining aspects of that project consisted of test well monitoring and modest additional remediation.  The Port Gamble Bay area and related tidelands, for which P&T was responsible under the parties’ settlement agreement, had not yet been remediated. In 2007, P&T filed for bankruptcy protection and was eventually liquidated in bankruptcy, leaving the Partnership and DNR as the only remaining PLPs. Because environmental liabilities are joint and several as between PLPs and DOE, the result of P&T’s bankruptcy was to leave substantial portions of the liability with the Partnership, as one of the two remaining solvent PLPs.  At that time, we increased our reserve for remediation liabilities by $1.9 million to reflect the resulting increase in risk.

Beginning in 2010, DOE began to reconsider its expectations regarding the level of cleanup that would be required for Port Gamble Bay, largely because of input from interested citizens and groups, one of the most prominent of which has been the Port Gamble S’Klallam Tribe. In response to input from these groups, DOE adopted remediation levels that were far more stringent than either DOE or the Partnership had contemplated previously. This culminated in significant modifications to the cleanup alternatives in the draft Port Gamble Baywide and Millsite Remedial Investigation and Feasibility Study issued by DOE in May 2012. As a result, we recorded a $12.5 million increase in our accrual for the environmental remediation liability in the second quarter of 2012.

In December 2013, the Partnership and DOE entered into a consent decree that included a cleanup action plan (CAP) requiring the removal of docks and pilings, excavation and backfilling of intertidal areas, subtidal dredging and monitoring, and other specific remediation steps. Throughout 2014, we evaluated the requirements of the CAP and conducted additional sampling and investigation to design the remediation project.  In November 2014, we submitted a draft engineering design report, or EDR, to DOE, followed by other supplemental materials establishing our proposed means for complying with the CAP. Based on the EDR and subsequent discussions with DOE, we reached the conclusion that the existing reserve for environmental liabilities was insufficient. Accordingly, we accrued an additional $10.0 million in December 2014.

In December 2014, the Partnership filed suit against DNR seeking contribution to cleanup costs. In April 2016, the Partnership moved for summary judgment on the issue of DNR's liability for the site. On June 8, 2015, Kitsap County Superior Court ruled on summary judgment that Washington’s Department of Natural Resources (DNR) did not qualify as an owner or operator of the site and therefore did not have liability under Washington’s Model Toxics Control Act (MTCA). The effect of the court’s ruling is to absolve DNR of any responsibility to contribute to the cost of cleanup at Port Gamble. The Court issued its ruling without making findings of fact or conclusions of law, presumably to facilitate a more thorough review by the State’s appellate courts. We have appealed the Superior Court’s ruling, and believe we have a strong case for overturning the lower court’s decision. Ten public and/or private entities, including DOE, support our position and have filed or joined in amicus briefs arguing that DNR is liable as an owner or operator of the site. We, and the amicus supporters, continue to believe that DNR is liable under the most reasonable interpretation of MTCA, which holds state agencies responsible to the same extent as private parties. Moreover, this position is supported by the fact that DOE has alleged that DNR is liable under MTCA at this site and many others. Our recorded liability includes our estimate of the entire cost of the project, without any contribution from DNR.

Additional information regarding this accrual, the aggregate environmental remediation liability and the methodology used to monitor the adequacy of the existing accrual, is set forth in Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview,” “—Real Estate,” and “—Critical Accounting Policies and Estimates”.

Marketing. Marketing efforts for development properties in 2013 to 2015 were focused primarily on our Harbor Hill development and conservation land sales.  In 2015, we started investigating and pursuing the acquisition and development of other real estate properties and closed on the acquisition of a two-acre parcel on Bainbridge Island, Washington. Efforts were also expended in the last several years to sell North Kitsap lands for conservation.

Customers. We typically market properties from the Real Estate portfolio to private individuals, residential contractors, and commercial developers. Customers for rental space in the Port Gamble townsite consist of both residential and commercial tenants.

Competition. We compete in this segment with local and regional peers that offer land for sale or lease.

Transportation. Land values for the Real Estate portfolio are influenced by transportation options between the west side of Puget Sound, where our properties are located, and the Seattle-Tacoma metropolitan corridor. These areas are separated by bodies of water. Transportation options include the Tacoma Narrows Bridge or one of several car/passenger ferries that link the communities of Kingston, Bremerton, and Bainbridge Island to Edmonds and Seattle.

Employees

As of December 31, 2015, we employed 60 full-time, salaried employees and 6 part-time and seasonal personnel, who are distributed among the segments as follows:

Segment	Full-Time	Part-Time/ Seasonal	Total
Fee Timber	27	—	27
Timberland Management	3	—	3
Real Estate	19	6	25
General & Administrative	11	—	11
Totals	60	6	66

None of our employees are subject to a collective bargaining agreement and the Partnership has no knowledge that any steps toward unionization are in progress. We consider our relations with our employees to be good.

Government Regulation

Our timberland and real estate operations are subject to a number of federal, state, and local laws and regulations, including environmental regulations, forestry and timber practices regulations and initiatives, and various state and local real estate and land use laws.  These laws and regulations can directly and indirectly affect our fee timber and timberland management segments by regulating harvest levels and impacting the market values of timber and related raw materials.   Further, all three states in which we operate maintain extensive regulations governing forest management practices. Our real estate operations are also subject to a wide variety of state and local laws that affect real estate development and land use.

Laws and Regulations that Affect Our Forestry Operations. Both our fee timber segment and our timberland management segment are heavily affected by federal and state laws and regulations that are designed to promote air and water quality and protect endangered and threatened species. Further, each state in which we own or manage timberlands has developed “best management practices” (BMP) to reduce the effects of forest practices on water quality and plant and animal habitats. Collectively, these laws and regulations increasingly affect our harvest and forest management activities, and regulatory agencies and citizens’ and environmental groups are continually seeking to expand these protections using a wide variety of judicial, legislative and administrative processes, as well as state ballot initiatives, a process applicable to all three states in which we operate that allows citizens to adopt laws without legislative or administrative action.

The primary laws and regulations that affect our forestry operations include:

Endangered Species Laws.

A number of fish and wildlife species that inhabit geographic areas near or within our timberlands have been listed as threatened or endangered under the federal Endangered Species Act (ESA) or similar state laws. Federal ESA listings include the Northern Spotted Owl, marbled murrelet, numerous salmon species, bull trout, and steelhead trout. State endangered species laws, particularly in California, impose further restrictions by limiting the proximity of harvest operations to certain identified plants and wildlife. Regulatory and public initiatives to expand the list of protected species and populations, such as the pacific fisher, may impose further restrictions. Federal and state requirements to protect habitat for threatened and endangered species have imposed restrictions on timber harvest on some of our timberlands, and these protections may be expanded in ways that further affect our operations. These actions may increase our operating costs; further restrict timber harvests or reduce available acres; and adversely affect supply and demand more broadly across our markets.

Further, federal and state regulatory agencies continually monitor environmental conditions to determine whether, in those agencies’ opinion, existing forestry practice rules are effective at promoting compliance with all applicable laws and regulations. If one or more of these agencies were to assert that the rules need to be adjusted, new or modified regulations could result in increased costs, additional capital expenditures, and reduced operating flexibility.

Water Quality Regulations.

Also affecting our forestry operations are laws and regulations that are designed to promote water quality. A number of prominent and well-funded environmental groups have conducted an extensive legal challenge to the Environmental Protection Agency’s (EPA) permitting process, as a result of which the EPA is conducting public outreach for existing programs that protect water quality from forest road discharges. The public comment period for this effort concluded on February 12, 2016 and the EPA is expected to decide whether it will regulate forest roads in the second quarter of 2016.

The EPA also requires states to develop total maximum daily load (“TMDL”) allocations for pollutants in water bodies that have been determined to be “water quality impaired”.  The TMDL limits restrict substances that may be discharged to a body of water or establish best management practices for nonpoint sources, including timberland operations, to reduce the amounts of certain substances to be discharged into designated bodies of water.  These forestry practices standards are intended to minimize siltation of streams caused by roads, harvest operations and other timberland activities.

State laws and regulations serve to reduce timberlands available for harvest by, among other things, increasing buffer requirements on a subset of fish bearing streams in order to meet state water quality standards related to maintaining temperature or reducing or eliminating pollutants. Other laws and regulations could have significant impacts on our harvest activities, including increases in setback requirements and, in Oregon, a proposed statewide ballot initiative to ban clearcutting. A wide variety of similar proposals are under consideration by legislatures, environmental authorities, and interest groups. As these rules grow more restrictive, we may face increasing costs associated with our silviculture, may find some areas of our tree farms inaccessible (either physically or because of economic inefficiency), and may face reductions in the portion of our timberlands that can be harvested.

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

State Harvest Permitting Processes.

Washington, Oregon, and California all have a permitting or notification system as part of their forest practice rules.  Changes in these processes can cause additional administrative expenses and/or delay project implementation. These laws require significant environmental studies and permitting requirements, often including multiple regulatory agencies, prior to the issuance of harvest permits. All three states where we operate periodically update their regulations and permitting processes.  The regulatory comment process can cause us to incur expenses, and new permitting regulations commonly require us to increase the level of research and expertise necessary to meet applicable requirements.  Substantive changes in these regulations may increase our harvest costs, may decrease the volume of our timber that is available for harvest, and may otherwise reduce our revenues or increase our costs of operations.

Climate Change Regulation

California has implemented a cap and trade program that limits the amount of greenhouse gasses emitted by certain stationary sources and will phase in transportation.  This may indirectly impact forest landowners through indirect costs of energy to our manufacturing customers and logging contractors.  In Washington State there are proposed regulatory changes to air quality laws and there are at least two potential initiatives intended to impose a financial penalty for greenhouse gas emissions.

The regulatory and non-regulatory forest management programs described above have increased operating costs and resulted in changes in the value of the Combined timberlands. Management does not expect to be disproportionately affected by these programs in comparison with typical timberland owners. Likewise, management does not expect that these programs will significantly disrupt our planned operations over large areas or for extended periods, with the exception of the Oregon ballot initiative that would ban clear cutting.

Laws and Regulations that Affect Real Estate Development.  Many of the federal laws (ESA and CWA) that impact forest management can in a more limited circumstance also apply to real estate development.  Additionally, there are also state and local land use regulations that have additional permitting requirements and that limit development opportunities. For example, in Washington development rights are affected by the Growth Management Act, which requires counties to submit comprehensive plans that identify the future direction of growth and stipulate where population densities are to be concentrated. The purposes of the GMA include: (1) direction of population growth to population centers (Urban Growth Areas), (2) reduction of “suburban sprawl”, and (3) protection of historical sites. We work with local governments within the framework of the GMA to develop our real estate holdings to their highest and best use. Oregon also has growth management provisions in its land use laws which served as a model for Washington’s growth management provisions. Oregon's land use laws are generally more stringent outside of urban areas, especially in commercial forest lands where residential conversions are often outright disallowed without statutory action by the State legislature.  These regulations can impact the permitted density of a given area, which may affect the number of lots, dwellings, or commercial buildings that can be constructed in a given location. Any or all of which may affect our real estate revenues and the value of our real estate holdings.

Item 1A.         RISK FACTORS
Risks Related to Our Industry and Our Markets

We are sensitive to demand and price issues relating to our sales of logs in both domestic and foreign markets. We generate Fee Timber revenue primarily by selling softwood logs to domestic mills and to third-party intermediaries who resell them to the export market. The domestic market for logs in our operating area depends heavily on U.S. housing starts. Recently, the U.S. housing market has started to improve but, to the extent the recovery in the housing market should stall, such a turn of events could have a negative impact on our operating results. Demand from export markets for Pacific Northwest logs are affected significantly by fluctuations in United States, Japanese and, increasingly, Chinese and Korean economies, the foreign currency exchange rate between these Asian currencies and the U.S. dollar, as well as by ocean transportation costs. Further, the prices we realize for our logs depend in part upon competition, and the recent expiration of the Softwood Lumber Agreement between the United States and Canada in October 2015 may have the effect of increasing the supply of logs from Canada. While this has not had a noticeable impact to date, it remains too early to assess whether the longer-term implications of the expiry of this agreement may have an adverse impact on the prices we realize on the sales of our logs.

Our Fee Timber and Timberland Management segments are highly dependent upon sales of commodity products. Our revenues from our forestry businesses, which comprise our Fee Timber and our Timberland Management segments, are widely available from producers in other regions of the United States and in a number of other countries. We are therefore subject to risks associated with the production of commonly available products, such that an increase in supply from abroad as a result of overproduction by competitors in other nations or as a result of changes in currency exchange rates, may reduce the demand for our products in some or all of the markets in which we do business. Similarly, from time to time in the past we have seen, and in the future we may experience, an increase in supply or a reduction in demand as a result of international tensions or competition that are beyond our control and that may not be predictable.

We are subject to statutory and regulatory restrictions that currently limit, and may increasingly limit, our ability to generate income. Our ability to grow and harvest timber can be impacted significantly by legislation, regulations or court rulings that restrict or stop forest practices. For example, events that focus media attention upon natural disasters and damage to timberlands have at various times brought increasing public attention to forestry practices. Similarly, certain activist groups in Oregon have proposed a ballot initiative that, if approved and sustained in the courts, would eliminate clearcutting, which is the predominant harvest practice across our geographic region. These initiatives, alone or in combination, may limit the portion of our timberlands that is eligible for harvest, may make it more expensive or less efficient to harvest all or certain portions of our timberlands, or may restrict other aspects of our operations. Additional regulations, whether or not adopted in response to such events, may make it more difficult or expensive for us to harvest timber and may reduce the amount of harvestable timber on our properties. These and other restrictions on logging, planting, road building, fertilizing, managing competing vegetation, and other activities can significantly increase the cost or reduce available inventory thereby reducing income. Any such additional restrictions would likely have a similar effect on our Timberland Management operations. We cannot offer assurances that we will not be alleged to have failed to comply with these regulations, or we may face a reduction in revenues or an increase in costs as a result of complying with newly adopted statutes, regulations and court or administrative decisions. These claims may take the form of individual or class action litigation, regulatory or enforcement proceedings, or both. Any such claims could result in substantial defense costs and divert management’s attention from the ongoing operation of our business, and if any such claims were successful, may result in substantial damage awards, fines or civil penalties.

Environmental and other activist groups may have an adverse impact on the value of our assets or on our ability to generate revenues from our timberlands. In recent years we have seen an increase in activities by environmental groups and other activists in the legislative, administrative and judicial processes that govern all aspects of our operations. For example, on more than one occasion the Washington Department of Ecology applied more stringent cleanup standards to our existing environmental remediation operations at Port Gamble, Washington, after soliciting or receiving input from environmental groups, citizen groups, and Native American tribal representatives. These revisions substantially increased the cost and the time associated with our previously-existing remediation plans. Similarly, citizens’ and environmental groups have significant influence in the entitlement and zoning processes that affect our Real Estate operations. These activities are not likely to diminish in the foreseeable future, and in some instances may have a material impact upon the revenues we can generate from our properties or upon the costs of generating those revenues.

Our businesses are highly dependent upon domestic and international macroeconomic factors. Both our timberland operations and our real estate operations are highly influenced by housing markets. Our Fee Timber and Timberland Management segments depend upon housing and construction markets in the United States and in other Pacific Rim countries. Our Real Estate segment depends upon a highly localized demand in the Puget Sound region of Western Washington. Factors that affect these markets will have a disproportionate impact on our business, and may be difficult or impossible to predict or estimate accurately.

We face increasing competition from engineered and recycled products. Our Fee Timber and Timberland Management segments derive substantially all their revenues from the market for softwood logs and wood products derived from them. Recent years have witnesses the emergence of plastic, fiberglass, wood composite and recycled products, as well as metal products in certain industries, that may have the effect of reducing demand for our products. As these products evolve, and as other competitive products may be developed, we may face a decline in log price realizations that would have an adverse impact on our revenues, our earnings and the value of our assets.

As a property owner and seller, we face environmental risks associated with events that occur or that may be alleged to have occurred on our properties. Various federal and state environmental laws in the states in which we operate place liability for environmental contamination on the current and former owners of real estate on which contamination is discovered. These laws are often a source of “strict liability,” meaning that an owner or operator need not necessarily have caused, or even been aware of, the release of hazardous substances. Such a circumstance applies to our operations at Port Gamble and Port Ludlow, Washington, for example, where contamination occurred prior to the formation of the Partnership. If hazardous substances are discovered or are alleged to have been released on property that we currently own or operate, that we have owned or operated in the past, or that we acquire or operate in the future, we may be subject to liability for the cost of remediating these properties without regard for our conduct or our knowledge of the events that led to the contamination or alleged contamination. These events would likely increase our expenses and might, in some cases, make it more difficult or impossible for us to continue operating our timberlands or to sell parcels of real estate for a price we would deem reasonable, or at all.

Risks Relating to Our Operations

Our operations are geographically concentrated, and we may face greater impacts from localized events than would more geographically diverse timber companies. Because our operations are conducted exclusively west of the Cascade Mountains of the Pacific Northwest, between northern California and the Canadian border, regionalized events and conditions may have a more pronounced impact upon our operations than they might upon a more geographically diverse timber company. For example, disease and insect infestations tend to be local or regional in scope, and because our Fee Timber and Timberland Management businesses are geographically concentrated, events of this nature may affect our operations more significantly than they might a similarly situated company whose operations are more widely dispersed. Similarly, because the vast majority of our Real Estate operations are limited to the Puget Sound region of Western Washington, regional impacts such as growth patterns, weather patterns and natural disasters, as well as socio-political events such as environmental and land use initiatives, may disproportionately affect that segment more significantly than a company whose operations are less concentrated.

Consolidation of sawmills in our geographic operating area may reduce competition among our customers, which could adversely affect our log prices. In the past we have experienced, and may continue to experience, consolidation of sawmills and other wood products manufacturing facilities in the Pacific Northwest. For example, Simpson Timber Co.

announced in 2015 the sale of four of their mills in the Pacific Northwest region to two separate buyers. Two of those mills will be shut down permanently while another will be closed until a new, more modern, mill is built in its place. The replacement mill is expected to open in 2017. In addition, Interfor announced recently their intention to sell a lumber mill in Tacoma, Washington that it closed in May 2015. Because a portion of our cost of sales in our Fee Timber segment, which encompasses the Combined tree farms, consists of transportation costs for delivery of logs to domestic sawmills, it becomes increasingly expensive to transport logs over longer distances for sales in domestic markets. As a result, a reduction in the number of sawmills, or in the number of sawmill operators, may reduce competition for our logs, increase transportation costs, or both. These consolidations thus may have a material adverse impact upon our Fee Timber revenue or income and, as that segment has traditionally represented our largest business unit, upon our results of operation and financial condition as a whole. Any such material adverse impact on timber revenue and income as a result of regional mill consolidations will also indirectly affect our Timberland Management segment in the context of raising capital for investment in Pacific Northwest-based timber funds.

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

Our timber investment fund business depends upon establishing and maintaining a strong reputation among investors, and on our ability to maintain strong relationships with existing and prospective investors in our Funds. Our ability to expand our operations using our private equity timber fund strategy depends to a significant degree upon our ability to maintain and develop our expertise in managing timberlands in a manner that generates investment returns for prospective Fund investors. Events or conditions that adversely impact this capacity, including events that damage our reputation or our relationship with Fund investors, may make it more difficult to grow our operations using this strategy, and in some instances may result in actual or alleged liability to our investors. Any such events may cause a reduction in our revenues or may cause us to realize less than the optimum potential of our assets.

We have certain environmental remediation liabilities associated with our Port Gamble and former Port Ludlow resort properties, and those liabilities may increase. We currently own certain real estate at Port Gamble on the Kitsap Peninsula and, until mid-2001, owned real estate within the resort community of Port Ludlow in Jefferson County in western Washington. Sediments adjacent to these properties were alleged to have been impacted by operations occurring prior to our acquisition of the properties, which occurred at the time of our spinoff from Pope & Talbot, Inc. in 1985. However, as current owner of Port Gamble and based on conditions of our sale of the Port Ludlow assets, we have environmental liability for these properties under Washington State’s Model Toxics Control Act (MTCA). In December 2013, we reached an agreement with the Washington State Department of Ecology (“DOE”) in the form of a consent decree (“CD”) and clean-up action plan (“CAP”) that provides for the cleanup of Port Gamble Bay. Together, these documents outline the terms under which the Partnership will conduct environmental remediation as well as the specific clean-up activities to be performed. The CD and CAP were filed with the Kitsap County Superior Court in December 2013.  On June 8, 2015, Kitsap County Superior Court ruled on summary judgment that Washington’s Department of Natural Resources (DNR) did not qualify as an owner or operator of the site and therefore did not have liability under the MTCA. DNR had been identified by DOE as a "potentially liable person" under the MTCA. The effect of the court’s ruling is to absolve DNR of any responsibility to contribute to the cost of cleanup at Port Gamble. We have appealed the Superior Court’s ruling, and believe we have a strong case for overturning the lower court’s decision, however, there can be no assurance that we will prevail in this matter or that we can reach an acceptable settlement with DNR. The recorded liability reflects the estimated cost of the entire project, without any contribution by DNR.

Management continues to monitor the Port Gamble and Port Ludlow cleanup processes closely. The $16.8 million remediation accrual as of December 31, 2015 represents our current estimate of the remaining cleanup cost and most likely outcome to various contingencies within both locations. These estimates are predicated upon a variety of factors, including the actual amount of the ultimate cleanup costs. These liabilities are based upon a number of estimates and judgments that are subject to change as the project progresses. There may be additional litigation costs if we cannot reach a settlement with DNR and the outcome of any such litigation is uncertain. The filing of the CD limits our legal exposure, but does not eliminate it entirely. Any changes in factors relating to this matter may result in adverse financial impacts and may have the effect of distracting management and other key personnel from the day to day operation of our business. These factors, alone or in combination with other challenges, may have a material adverse effect upon our assets, income and operations.

We compete with a number of larger competitors that may be better able than we to absorb price fluctuations, may be able to expend greater resources on production, may have greater access to capital, and may operate more efficiently than we can. We compete against much larger companies in each of our business segments. We compete with these companies for management and line personnel, as well as for purchases of relatively scarce capital assets such as land and standing timber and for sales of our products. These larger competitors may have access to larger amounts of capital and significantly greater economies of scale, and they may be better able to absorb the risks inherent in our line of business. Moreover, the timber industry has experienced consolidation in recent years and, as that consolidation occurs, our relative market share decreases and the relative financial capacity of our competitors increases. While management believes the Partnership is at a competitive advantage over some of these companies because of our lack of vertical integration into forest products manufacturing, our advantageous tax structure, and management’s attempts to diversify our asset base, we cannot assure readers that competition will not have a material and adverse effect on our results of operations or our financial condition.

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

Risks Relating to Ownership of Our Securities

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

We have a limited market capitalization and a relatively low historic trading volume, as a result of which the trading prices of our units may be more volatile than would an investment in a more liquid security. As of February 16, 2016, we had outstanding a total of 4,347,822 units outstanding, of which 414,365 units were held by our affiliates. Our average daily trading volume during the three (3) months ended on that date was 1,876. Our relatively small public float and our limited trading volume may, in certain instances, make trading in our units more volatile, as a result of which our price may deviate more significantly, and opportunities to buy or sell our units may be more limited, than investors might experience with a more liquid market. This circumstance may be magnified during times of significant or prolonged selling pressure on our securities.

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

Item 1B.         UNRESOLVED SECURITIES AND EXCHANGE COMMISSION COMMENTS

None

Item 2.    PROPERTIES

The following table reconciles acreage owned as of December 31, 2015 to acreage owned as of December 31, 2014. As noted previously, we own 20% of Fund II and 5% of Fund III.  This table includes the entire 94,000 acres of timberland owned by the Funds and also presents the acreage on a look-through basis. Properties are typically transferred from Fee Timber to the Real Estate segment at the point in time when the Real Estate segment takes over responsibility for managing the properties with the goal of maximizing the properties’ value upon disposition.

	Timberland Acres (in thousands) by Tree Farm
Description	2014	Acquisitions	Sales	Transfer	2015
Hood Canal tree farm (1)	68.8	1.0	(0.7)	—	69.1
Columbia tree farm (1)	41.8	—	—	—	41.8
Subtotal Partnership Timberland	110.6	1.0	(0.7)	—	110.9
Fund II tree farms (2)	37.2	—	—	—	37.2
Fund III tree farms (2)	42.6	15.1	(0.9)	—	56.8
Subtotal Funds' Timberland	79.8	15.1	(0.9)	—	94.0
Total Fee Timber acres	190.4	16.1	(1.6)	—	204.9
Partnership share of Funds	9.6	0.8	—	—	10.4
Total Real Estate acres (see detail below)	2.6	—	(0.1)	—	2.5
Combined Look-through total acres	122.8	1.8	(0.8)	—	123.8

(1) A subset of this property is used as collateral for the Partnership's long-term debt, excluding debt of the Funds. The Hood Canal tree farm is located in northwestern Washington and the Columbia tree farm is located is western Washington.
(2) A subset of these properties is used as collateral for the Funds' long-term debt. Fund II's tree farms are located in western Washington and northwestern Oregon. Fund III's tree farms are located in southern Puget Sound and southwestern Washington, northwestern Oregon and northern California.

	Real Estate Acres Detail
Project Location	2014	Acquisitions	Sales	Transfer	2015
Bremerton	46				46
Gig Harbor	174		(45)		129
Hansville	149				149
Kingston - Arborwood	364				364
Port Gamble town and mill sites	130				130
Port Gamble Agrarian District	205				205
Port Ludlow	256				256
Poulsbo	2				2
Bainbridge Island	—	2			2
Other Rural Residential	1,249				1,249
Total	2,575	2	(45)	—	2,532

The following table provides dwelling unit (DU) per acre zoning for the Partnership’s owned timberland and development properties as of December 31, 2015 and land sold during 2015. The table does not include sales of development rights or small timberland sales from tree farm properties:

Current Real Estate Land Inventory by Zoning Category		2015 Sales from RE Portfolio
Zoning Designation	Acres	Acres	$/Acre	Total Sales (in thousands)
Urban zoning - residential	501	45	$395,489	$17,797
Historic Rural Town	114
Commercial/retail	21
Business park/industrial	22
1 DU per 5 acres	375
1 DU per 10 acres	153
1 DU per 20 acres	789
1 DU per 40 acres	38
1 DU per 80 acres	298
Agrarian District	205
Total	2,516			$17,797

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

PART II

Item 5.            MARKET FOR REGISTRANT’S UNITS, RELATED SECURITY HOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Partnership’s equity securities are listed on NASDAQ and traded under the ticker symbol “POPE”. The following table sets forth the 2013 to 2015 quarterly ranges of low and high prices, respectively, for the Partnership’s units together with per unit distribution amounts by the period in which they were paid:

	High	Low	Closing	Distributions
Year Ended December 31, 2013
First Quarter	$66.49	$56.15	$61.50	$0.45
Second Quarter	74.99	59.97	70.00	0.45
Third Quarter	73.07	60.07	67.69	0.55
Fourth Quarter	69.65	63.01	67.00	0.55
Year Ended December 31, 2014
First Quarter	$70.50	$64.17	$66.99	$0.55
Second Quarter	70.26	63.94	67.00	0.65
Third Quarter	71.00	65.85	66.35	0.65
Fourth Quarter	68.25	62.35	63.63	0.65
Year Ended December 31, 2015
First Quarter	$65.21	$59.00	$63.46	$0.65
Second Quarter	70.05	62.50	68.46	0.65
Third Quarter	70.50	59.95	67.21	0.70
Fourth Quarter	68.72	58.15	64.07	0.70

Distributions

The Partnership has no directors. Instead, the Board of Directors of its managing general partner, Pope MGP, Inc. (the “Managing General Partner”), serves in that capacity. References to the “Board” or words of similar construction in this report are to the board of the Managing General Partner, acting in its management capacity with respect to the Partnership. All cash distributions are at the discretion of the board of directors. During 2015, the Partnership made two quarterly distributions of 65 cents per unit and two distributions of 70 cents per unit, totaling $11.7 million in the aggregate. In 2014, the Partnership made one quarterly distribution of 55 cents per unit and three of 65 cents per unit totaling $11.0 million in the aggregate.

Our board of directors increased our quarterly distribution by $0.05 per unit, or 8% in the third quarter of 2015. This increase was in addition to a $0.10, or 18%, increase in the quarterly distribution rate in the second quarter of 2014. The Board, in its discretion, determines the amount of the quarterly distribution and regularly evaluates distribution levels. As such, the quarterly determination of distribution amounts, if any, will reflect the expectations of management and the Board for the Partnership’s liquidity needs.

 Unitholders

As of January 31, 2016, there were 4,347,822 outstanding units, held by 227 holders of record. Units outstanding include 35,507 that are currently restricted from trading and that were granted to 21 holders of record who are either current or former management employees or members of the board of directors. The trading restriction for these units is removed as the units vest. These restricted units vest over four years, either ratably or 50% on the third anniversary of the grant date and the remaining 50% upon reaching the fourth anniversary.

Equity Compensation Plan Information

The Partnership maintains the Pope Resources 2005 Unit Incentive Plan, which authorizes the granting of nonqualified equity compensation in order to provide incentives to align the interests of management with those of unitholders. Pursuant to the plan, the Partnership issues restricted unit grants that vest over four years. As of December 31, 2015 there were 36,047 unvested and outstanding restricted units and 909,239 limited partnership units remained issuable under the plan. Additional information regarding equity compensation arrangements is set forth in Note 6 to Consolidated Financial Statements and Item 11 - Executive Compensation. Such information is incorporated herein by reference.

Performance Graph

The following graph shows a five-year comparison of cumulative total unitholder returns for the Partnership, the Standard and Poor's 500 Index, the Standard and Poor's Smallcap 600 Index, and the Long-Term Incentive Plan Peer Group for the five years ended December 31, 2015. The total unitholder return assumes $100 invested at the beginning of the period in the Partnership’s units, the Standard and Poor's 500 Index, the Standard and Poor's Smallcap 600 Index, and  the Long-Term Incentive Plan Peer Group. The graph assumes distributions are reinvested.

*$100 invested on 12/31/10 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
Copyright© 2016 S&P, a division of The McGraw-Hill Companies Inc. All rights reseved.

	12/31/10	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15
Pope Resources	100.00	120.03	160.69	199.22	196.25	206.03
S&P 500	100.00	102.11	118.45	156.82	178.29	180.75
S&P Smallcap 600	100.00	101.02	117.51	166.05	175.61	172.14
Long-Term Incentive Plan Peer Group	100.00	102.22	138.26	147.48	156.82	144.40

Issuance of Unregistered Securities

The Partnership did not conduct any unregistered offering of its securities in 2013, 2014, or 2015.

Repurchase of Equity Securities

None.

Item 6.            SELECTED FINANCIAL DATA

Actual Results. The financial information set forth below for each of the indicated years is derived from the Partnership’s audited consolidated financial statements. This information should be read in conjunction with the audited consolidated financial statements and related notes included with this report.

(In thousands, except per unit data)	Year Ended December 31,
Statement of operations data	2015	2014	2013	2012	2011
Revenue:
Fee Timber	$52,164	$65,204	$56,035	$45,539	$52,729
Timberland Management	—	—	—	7	—
Real Estate	25,864	22,266	14,657	8,497	4,545
Total revenue	78,028	87,470	70,692	54,043	57,274
Operating income/(loss):
Fee Timber	12,961	44,289	16,168	11,853	16,899
Timberland Management	(2,625)	(2,329)	(1,950)	(1,568)	(1,515)
Real Estate (1)	5,313	(2,720)	3,276	(11,099)	(349)
General and Administrative	(4,972)	(3,781)	(4,562)	(4,170)	(4,188)
Total operating income (loss)	10,677	35,459	12,932	(4,984)	10,847
Net income (loss) attributable to unitholders	$10,943	$12,415	$13,135	$(4,709)	$8,754
Earnings (loss) per unit – diluted	$2.51	$2.82	$2.96	$(1.11)	$1.94
Distributions per unit	$2.70	$2.50	$2.00	$1.70	$1.20
Balance sheet data
Total assets	$370,056	$344,826	$310,908	$267,499	$230,408
Long-term debt, net of current portion	84,537	86,621	75,581	43,710	45,793
Partners’ capital	64,548	64,216	69,445	64,223	75,759

(1)  Real Estate operating results in 2014, 2012, and 2011 included $10.0 million, $12.5 million, and $977,000, respectively, of environmental remediation charges.

Management uses cash available for distributions (CAD), a non-GAAP measure, as a meaningful indicator of liquidity and, as such, has provided this information in addition to the generally accepted accounting principles-based presentation of cash provided by operating activities.  CAD is a measure of cash generated by the partnership after expenditures for maintenance capital and including the Partnership's share of cash generated by the Funds, based on its co-investment ownership interest percentage in each Fund. As such, CAD represents cash generated that is available to distribute to the Partnership's unitholders. Management considers this metric in evaluating capital allocation alternatives, including the distribution payout rate to unitholders. Management recognizes that there are varying methods of calculating cash flow and has provided the information below to give transparency to this particular metric’s calculation.

(In thousands)	Year Ended December 31,
Cash Available for Distribution (CAD):	2015	2014	2013	2012	2011
Cash provided by operations	$20,170	$30,795	$17,949	$16,209	$21,660
Less: Maintenance capital expenditures (1)	(2,549)	(2,335)	(2,230)	(1,987)	(1,911)
Less: Noncontrolling portion of Funds cash from operations (2)	(3,963)	(7,481)	(4,795)	(2,540)	(6,875)
Cash available for distribution (CAD)	$13,658	$20,979	$10,924	$11,682	$12,874
Other data
Acres owned/managed (thousands)	205	193	204	196	178
Fee timber harvested (MMBF) (3)	84	97	90	84	90

(1)	Capital expenditures from the cash flow statement, excluding timberland acquisitions less costs incurred to purchase and make leasehold improvements to the new corporate building.

(2)
Share of Funds’ operating income (loss), interest, tax, amortization, depreciation, and depletion expense, cost of land sold, change in working capital accounts, maintenance capital expenditures, and cash from operations that are attributable to noncontrolling interests.  That share is 80% in the case of Funds I and II and 95% in the case of Fund III.

(3)	Includes timber deed sales of 0.6 MMBF, 4.0 MMBF, 2.0 MMBF and 4.4 MMBF in 2015, 2014, 2013 and 2012, respectively.

The following table presents Fee Timber revenue, operating income, and harvest volume on a look-through basis for each year in the three-year period ended December 31, 2015. This depiction reflects an adjustment to these GAAP financial items to reflect our proportionate ownership of each of the Funds, which for GAAP purposes are consolidated into our financial statements.

	Revenue
(in millions) Year ended	Log Sale	Other Revenue	Total Fee Timber	Gain (loss) on Sale of Timberland	Operating Income	Harvest Volume (MMBF)	Timber Deed Sale Volume (MMBF)
Partnership	$26.2	$2.7	$28.9	$—	$11.7	42.6	—
Share of Funds	3.0	0.1	3.1	(0.1)	0.3	5.6	—
Look-through 2015	$29.2	$2.8	$32.0	$(0.1)	$12.0	48.2	—

Partnership	$30.9	$2.9	$33.8	$—	$14.4	47.1	—
Share of Funds	4.6	0.2	4.8	4.8	1.0	7.2	0.2
Look-through 2014	$35.5	$3.1	$38.6	$4.8	$15.4	54.3	0.2

Partnership	$30.7	$1.5	$32.2	$—	$14.1	48.5	—
Share of Funds	4.6	0.1	4.7	—	0.5	7.8	0.1
Look-through 2013	$35.3	$1.6	$36.9	$—	$14.6	56.3	0.1

The following table presents log volume sold by species on a look-through basis for each year in the three-year period ended December 31, 2015 as follows:

Volume (in MMBF)
		2015	% Total	2014	% Total	2013	% Total
Sawlogs	Douglas-fir	28.7	60%	32.8	61%	36.6	65%
	Whitewood	5.1	11%	9.2	17%	8.0	14%
	Pine	0.2	—%	—	—%	—	—%
	Cedar	2.8	6%	1.7	3%	1.3	2%
	Hardwoods	2.6	5%	1.7	3%	1.7	3%
Pulpwood	All Species	8.7	18%	8.7	16%	8.6	16%
	Total	48.1	100%	54.1	100%	56.2	100%
	Average Price/MMBF	$597		$653		$627

The following table presents log price realized by species on a look-through basis for each year in the three-year periods ended December 31, 2015 as follows:

		Fiscal Year
			∆ from 2014 to 2015			∆ from 2013 to 2014
		2015	$/MBF	%	2014	$/MBF	%	2013
Sawlogs	Douglas-fir	$626	$(93)	(13)%	$719	$24	3%	$695
	Whitewood	454	(170)	(27)%	624	8	1%	616
	Pine	172	(371)	(68)%	543	543	NA	—
	Cedar	1,436	67	5%	1,369	207	18%	1,162
	Hardwood	595	(26)	(4)%	621	68	12%	553
Pulpwood	All Species	332	29	10%	303	31	11%	272
Overall		597	(56)	(9)%	653	26	4%	627

The percentage of annual harvest volume by quarter on a look-through basis for each year in the three-year period ended December 31, 2015 was as follows:

Year ended	Q1	Q2	Q3	Q4
2015	33%	18%	21%	28%
2014	32%	27%	20%	22%
2013	34%	28%	16%	22%

Fee Timber cost of sales on a Look-through basis for each year in the three-year period ended December 31, 2015 is as follows, with the first table expressing these costs in total dollars and the second table expressing those costs that are driven by volume on a per MBF basis:

(in thousands)	Harvest, Haul and Tax	Depletion	Other	Total Fee Timber Cost of Sales	Harvest Volume (MMBF)	Timber Deed Sale Volume (MMBF)
Partnership tree farms	$9,143	$1,880	$852	$11,875	42.6	—
Share of Funds	1,390	944	92	2,426	5.6	—
Look-through 2015	$10,533	$2,824	$944	$14,301	48.2	—

Partnership tree farms	$10,992	$2,244	$1,161	$14,397	47.1	—
Share of Funds	1,918	1,347	30	3,295	7.0	0.2
Look-through 2014	12,910	$3,591	$1,191	17,692	54.1	0.2

Partnership tree farms	$10,678	$2,704	$172	$13,554	48.5	—
Share of Funds	2,093	1,542	50	3,685	7.7	—
Look-through 2013	$12,771	$4,246	$222	$17,239	56.2	—

(Amounts per MBF)	Harvest, Haul and Tax *	Depletion *
Partnership tree farms	$215	$44
Share of Funds	248	169
Look-through 2015	$219	$59

Partnership tree farms	$233	$48
Share of Funds	274	187
Look-through 2014	$239	$66

Partnership tree farms	$220	$56
Share of Funds	272	198
Look-through 2013	$227	$75

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

EXECUTIVE OVERVIEW

Pope Resources, A Delaware Limited Partnership (“we” or the “Partnership”), is engaged in three primary businesses. The first, and by far most significant segment in terms of owned assets and operations, is the Fee Timber segment. This segment includes timberlands owned directly by the Partnership and operations of the three private equity funds ("Fund I", "Fund II", and "Fund III", collectively, the “Funds”). Fund I's assets were sold in 2014 and the fund was fully unwound in 2015. When we refer to the timberland owned by the Partnership, we describe it as the Partnership’s tree farms. We refer to timberland owned by the Funds as the Funds’ tree farms. When referring collectively to the Partnership’s and Funds’ timberland we will refer to them as the Combined tree farms. Operations in this segment consist of growing timber to be harvested as logs for sale to export brokers and domestic manufacturers. The second most significant business segment in terms of total assets owned is the development and sale of real estate. Real Estate activities primarily take the form of securing permits, entitlements, and, in some cases, installing infrastructure for raw land development and then realizing that land’s value by selling larger parcels to buyers who will take the land further up the value chain by either selling homes to retail buyers or lots to developers of commercial property. Since these land projects span multiple years, the Real Estate segment may incur losses for multiple years while a project is developed, and will not recognize operating income until that project is sold. In addition, within this segment we sometimes negotiate and sell development rights in the form of conservation easements (CE’s) on Fee Timber properties which preclude future development. Our third business segment, which we refer to as Timberland Management is engaged in organizing and managing private equity timber funds using capital invested by third parties and the Partnership.

Our primary strategy for adding timberland acreage is centered on our private equity timber fund business model, although in some instances where not restricted by the Funds' governing documents, we may acquire timberlands directly. We have assets under management totaling approximately $364 million as of December 31, 2015, based on the most recent appraisals. Through our 20% co-investment in Fund II and our 5% co-investment in Fund III, we have deployed $26 million of Partnership capital. Our co-investment affords us a share of the Funds’ operating cash flows while also allowing us to earn asset management and timberland management fees, as well as potential future incentive fees, based upon the overall success of each fund. We also believe that this strategy allows us to maintain more sophisticated expertise in timberland acquisition, valuation, and management on a more cost-effective basis than we could for the Partnership’s timberlands alone. We believe our co-investment strategy also enhances our credibility with existing and prospective Fund investors by demonstrating that we have both an operational and a financial commitment to the Funds’ success.

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

The strategy for our Real Estate segment centers around how and when to “harvest” a parcel of land and optimize value realization by selling the property, balancing the long-term risks and costs of carrying and developing a property against the potential for income and cash flows upon sale. Land held for development by our Real Estate segment represents property in western Washington that has been deemed suitable for residential and commercial building sites.  Land held for sale represents those properties in the development portfolio that we expect to sell in the next year.

Our consolidated revenue in 2015, 2014, and 2013, on a percentage basis by segment, was as follows:

Segment	2015	2014	2013
Fee Timber	67%	75%	79%
Timberland Management	—%	—%	—%
Real Estate	33%	25%	21%

Additional segment financial information is presented in Note 10 to the Partnership’s Consolidated Financial Statements included with this report.

Highlights for the quarter and year ended December 31, 2015

•
Harvest volume was 26 million board feet (MMBF) in Q4 2015 compared to 18 MMBF in Q4 2014, a 40% increase. Harvest volume for the full year 2015 was 83 MMBF compared to 93 MMBF for 2014, an 11% decrease. These harvest volume figures do not include timber deed sales of 0.6 MMBF in 2015 and 4.0 MMBF in 2014 sold by Fund III. The harvest volume and log price realization metrics cited below also exclude these timber deed sales.

•
Average realized log price per thousand board feet (MBF) was $577 in Q4 2015 compared to $636 per MBF in Q4 2014, a 9% decrease. For the full year 2015, the average realized log price was $584 per MBF compared to $641 per MBF for 2014, a 9% decrease.

•	Fund properties contributed 46% of Q4 2015 harvest volume, compared to 40% in Q4 2014. For the full year 2015, Fund properties contributed 49% of harvest volume, compared to 50% for 2014.

•
As a percentage of total harvest, volume sold to export markets in Q4 2015 decreased to 20% from 22% in Q4 2014, while the mix of volume sold to domestic markets increased modestly to 65% in Q4 2015 compared to 64% in Q4 2014. Hardwood and pulpwood volume increased slightly to 15% in Q4 2015 from 14% in Q4 2014. For the full year 2015, the relative percentages of volume sold to domestic and export markets were 61% and 20%, respectively, compared to 52% and 33%, respectively, in 2014. Hardwood and pulpwood log sales make up the balance of total year-to-date harvest volume.

•
The percentage of total harvest comprised of Douglas-fir sawlogs decreased to 43% in Q4 2015 from 50% in Q4 2014, with a corresponding increase in the whitewood sawlog component to 34% in Q4 2015 from 27% in Q4 2014. For the full year 2015, the relative mix of Douglas-fir and whitewood sawlogs was 48% and 26%, respectively, compared to 48% and 31%, respectively, for 2014.

•
In December 2015, we closed on the sales of 44 single-family lots from our Harbor Hill development in Gig Harbor, Washington, bringing the total lots sold for the year to 119 in addition to the sale of a multi-family residential parcel. We realized revenue of $17.8 million. We also closed on $6.8 million of conservation land and easement sales in 2015.

•
In December 2015, Fund III closed on a purchase of a 15,100-acre tree farm in southern Puget Sound, Washington for $50.6 million. The all-cash purchase was completed by using the remaining Fund III committed capital, of which the Partnership contributed $2.5 million.

Outlook

In total, we expect our 2016 harvest volume to be between 95 and 100 MMBF. We will continue to monitor log markets and adjust our harvest levels as the year progresses, and any such adjustments could potentially be material.

With the continued robust nature of the Puget Sound housing market, we anticipate more significant residential lot sales from our Harbor Hill project in 2016.

RESULTS OF OPERATIONS

The following table reconciles net income attributable to Pope Resources’ unitholders for the years ended December 31, 2015 to 2014 and 2014 to 2013. In addition to the table’s numeric analysis, the explanatory text that follows describes many of these changes by business segment.

YEAR TO YEAR COMPARISONS
(in thousands)
	2015 vs. 2014	2014 vs. 2013
	Total	Total
Net income attributable to Pope Resources' unitholders:
2015	$10,943
2014	12,415	$12,415
2013		13,135
Variance	$(1,472)	$(720)
Detail of earnings variance:
Fee Timber
Log volumes (A)	$(6,538)	$3,697
Log price realizations (B)	(4,737)	2,520
Gain on sale of timberland	(24,853)	23,750
Timber deed sales	(1,328)	1,070
Production costs	4,405	(3,021)
Depletion	2,292	(1,439)
Other Fee Timber	(569)	1,543
Timberland Management	(296)	(379)
Real Estate
Land sales	(4,982)	2,334
Conservation easement sales	3,568	743
Timber depletion on HBU sales	(136)	415
Environmental remediation	10,000	(10,000)
Other Real Estate	(417)	511
General and administrative costs	(1,191)	783
Net interest expense	(366)	(1,076)
Income taxes	777	(1,291)
Noncontrolling interest	22,899	(20,880)
Total variances	$(1,472)	$(720)

(A) Volume variance calculated by extending change in slaes volume by the average logs ales price for the comparison period.
(B) Price variance calculated by extending the change in average price realized by current period volume.

 Fee Timber

Fee Timber results include operations on 111,000 acres of timberland owned by the Partnership and 94,000 acres of timberland owned by the Funds. Fee Timber revenue is earned primarily from the harvest and sale of logs from these timberlands which are located in western Washington, northwestern Oregon, and northern California. This revenue source is driven primarily by the volume of timber harvested and the average log price realized on the sale of that timber. Our harvest volume is based typically on manufactured log sales to domestic mills and log export brokers. We also occasionally sell rights to harvest timber (timber deed sale) from the Combined tree farms. The metrics used to calculate volumes sold and average price realized during the reporting periods exclude the timber deed sales, except where stated otherwise. Harvest volumes are generally expressed in million board feet (MMBF) increments while harvest revenue and related costs are generally expressed in terms of revenue or cost per thousand board feet (MBF).

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

Revenue and operating income for the Fee Timber segment for each year in the three-year period ended December 31, 2015, are as follows:

(in millions) Year ended	Log Sale Revenue	Other Revenue	Total Fee Timber Revenue	Gain (loss) on Sale of Timberland	Operating Income	Harvest Volume (MMBF)	Timber Deed Sale Volume (MMBF)
Partnership	$26.2	$2.7	$28.9	$—	$11.7	42.6	—
Funds	22.4	0.9	23.3	(1.1)	1.3	40.5	0.6
Total 2015	$48.6	$3.6	$52.2	$(1.1)	$13.0	83.1	0.6

Partnership	$30.9	$2.9	$33.8	$—	$14.4	47.1	—
Funds	28.9	2.5	31.4	23.8	29.9	46.2	4.0
Total 2014	$59.8	$5.4	$65.2	$23.8	$44.3	93.3	4.0

Partnership	$30.7	$1.5	$32.2	$—	$14.1	48.5	—
Funds	22.9	0.9	23.8	—	2.1	38.8	2.0
Total 2013	$53.6	$2.4	$56.0	$—	$16.2	87.3	2.0

Operating Income

Fiscal Year 2015 compared to 2014. Operating income decreased by $31.3 million, or 71% in 2015 primarily as a result of: the $23.8 million gain on the sales of Fund I’s two tree farms in 2014; an 11% decrease in harvest volume; a 9% decrease in average realized log prices; a $1.8 million decrease in Other Revenue; and a $135,000 increase in operating expenses. This was offset partially by an 18% decrease in cost of sales.

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

Revenue

Fiscal Year 2015 compared to 2014. Fee Timber revenue decreased by $13.0 million, or 20%, in 2015. The decrease is attributable to lower log sale revenue due to a 10.2 MMBF, or 11%, decrease in harvest volume, combined with a $57/MBF, or 9%, decrease in realized log prices. Domestic log markets were affected by unseasonably mild weather in the Pacific Northwest in early 2015, high log and lumber inventories, slower than expected recovery in the U.S. housing market, and uncertainty in log markets during the first three quarters of the year surrounding the October expiration of the Softwood Lumber Agreement between the U.S. and Canada. Export markets in 2015 were impacted negatively by a strong U.S. dollar and a construction slowdown in China that led to high log inventories at China's ports. In contrast, log markets during the first half of 2014, particularly in the first quarter, were at a multi-year cyclical high during which time we sold a large portion of our 2014 volume. Strong demand from Asia, combined with a slowly strengthening domestic market as U.S. housing starts rose to a rate of 1 million units per year, drove the higher log prices in 2014. In addition, Other Revenue decreased by $1.8 million in 2015 compared to 2014 due primarily to a decrease in commercial thinning activity and timber deed sales.

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

Log Volume

In any given year or quarter, we may adjust harvest volume from our plan based on the prevailing price of timber and strength of market demand. Harvest volume is also subject to seasonality and weather conditions which may affect access to higher elevation stands. Log volume sold for each year in the three-year period ended December 31, 2015 was as follows, exclusive of the aforementioned timber deed sales:

Volume (in MMBF)
Sawlogs	2015	% Total	2014	% Total	2013	% Total
Douglas-fir	40.0	48%	45.0	48%	52.5	60%
Whitewood	21.1	26%	28.6	31%	17.4	20%
Pine	2.5	3%	3.2	3%	—	—
Cedar	3.3	4%	2.2	2%	1.7	2%
Hardwoods	3.6	4%	2.4	3%	3.1	4%
Pulpwood
All Species	12.6	15%	11.9	13%	12.6	14%
Total	83.1	100%	93.3	100%	87.3	100%
Average Price/MMBF	$584		$641		$614

Fiscal Year 2015 compared to 2014. Harvest volume decreased 10.2 MMBF, or 11%, in 2015. The decrease is attributable to weaker demand in export markets, particularly in the first half of the year. Douglas-fir harvest volume, as a percentage of overall harvest, remained steady at 48% for both 2014 and 2015.  The component of whitewood and pine harvest volume decreased from 34% in 2014 to 29% in 2015.  The component of the minor species of cedar, hardwoods, and pulpwood increased from 18% in 2014 to 23% in 2015. This shift in mix is attributable to weaker whitewood prices in 2015 due to reduced demand from China.

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

Log Prices

For each year in the three-year period ended December 31, 2015, the table below shows the average realized log price by species, as well as the dollar and percentage change in price from 2014 to 2015 and 2013 to 2014.

		Fiscal Year
			∆ from 2014 to 2015			∆ from 2013 to 2014
		2015	$/MBF	%	2014	$/MBF	%	2013
Sawlogs	Douglas-fir	$623	$(94)	(13)%	$717	$33	5%	$684
	Whitewood	542	(95)	(15)%	637	19	3%	618
	Pine	532	16	3%	516	NA	NA	—
	Cedar	1,378	118	9%	1,260	95	8%	1,165
	Hardwood	597	(13)	(2)%	610	69	13%	541
Pulpwood	All Species	331	39	13%	292	27	10%	265
Overall		584	(57)	(9)%	641	27	4%	614

Overall realized log prices decreased 9% in 2015. Our overall average is influenced heavily by price movements for our two most prevalent species on the Combined tree farms, Douglas-fir and whitewood, and the relative mix of harvest volume between those two species. Douglas-fir and whitewood log prices were down 13% and 15%, respectively, in 2015 compared to 2014. Increases in the prices of our minor species such as cedar and pine, combined with pulpwood, served to offset a portion of the declines in Douglas-fir and whitewood.

Overall realized log prices increased $27/MBF, or 4%, in 2014 compared to 2013. The overall average was heavily influenced by strong Douglas-fir and whitewood log prices early in the year when we conducted a larger portion of our harvest operations due to stronger demand in both the export and domestic markets. The significant price increases in cedar, hardwood, and pulpwood had a limited effect on our overall average log price due to those species low share of our production mix.

Customers

Annual harvest volume and average price paid for each year in the three-year period ended December 31, 2015 was as follows:

	2015			2014			2013
Destination	Volume	%	Price	Volume	%	Price	Volume	%	Price
Export brokers	16.7	20%	$631	30.4	32%	$735	31.2	36%	$707
Domestic mills	53.8	65%	629	51.0	55%	667	43.5	50%	650
Pulpwood	12.6	15%	331	11.9	13%	292	12.6	14%	265
Total	83.1	100%		93.3	100%	641	87.3	100%	614
Timber deed sale	0.6		389	4.0		392	2.0		247
Total	83.7			97.3			89.3

Fiscal Year 2015 compared to 2014. Volume sold to export brokers as a percentage of total harvest declined from 32% in 2014 to 20% in 2015, with a commensurate increase in volume sold into the domestic market from 55% in 2014 to 65% in 2015, reflecting the weaker demand from the export market and a very narrow premium on export logs versus domestic logs. The timber deed sales volume of 0.6 MMBF in 2015 occurred in the first quarter and represented the conclusion of timber deed sale activity on Fund III's Willapa tree farm that started in Q3 2014, as that tree farm transitioned to delivered log sales.

Fiscal Year 2014 compared to 2013. Volume sold to export brokers as a percentage of total harvest declined from 36% in 2013 to 32% in 2014, with a commensurate increase in volume sold into the domestic market from 50% in 2013 to 55% in 2014, reflecting the gradual recovery in the domestic market along with the softening of the export market later in 2014.

Cost of Sales

Fee Timber cost of sales, which consist predominantly of harvest, haul and depletion costs, vary primarily with harvest volume.  Harvest costs are also affected by terrain, with steeper slopes requiring more expensive cable systems and a high labor component relative to more moderate slopes. Haul costs vary with the distance traveled from the logging site to the customer, and will also reflect the volatility of fuel costs. Because of the relatively recent acquisition dates of the Funds’ tree farms, the depletion rates associated with harvests from those properties are considerably higher than for harvests from the Partnership’s tree farms. Commercial thinning costs are the primary component of Other cost of sales in the tables below.

Fee Timber cost of sales for each year in the three-year period ended December 31, 2015 is as follows, with the first table expressing these costs in total dollars and the second table expressing those costs that are driven by volume on a per MBF basis:

(in thousands)	Harvest, Haul and Tax	Depletion	Other	Total Fee Timber Cost of Sales	Harvest Volume (MMBF)	Timber Deed Sale Volume (MMBF)
Partnership tree farms	$9,143	$1,880	$852	$11,875	42.6	—
Funds' tree farms	9,736	8,020	458	18,214	40.5	0.6
Total 2015	$18,879	$9,900	$1,310	$30,089	83.1	0.6
						—
Partnership tree farms	$10,992	$2,244	$1,161	$14,397	47.1	—
Funds' tree farms	11,839	9,948	602	22,389	46.2	4.0
Total 2014	$22,831	$12,192	$1,763	$36,786	93.3	4.0

Partnership tree farms	$10,678	$2,704	$172	$13,554	48.5	—
Funds' tree farms	10,471	8,049	252	18,772	38.8	2.0
Total 2013	$21,149	$10,753	$424	$32,326	87.3	2.0

(Amounts per MBF)	Harvest, Haul and Tax *	Depletion *
Partnership tree farms	$215	$44
Funds' tree farms	240	195
Total 2015	$227	$118

Partnership tree farms	$233	$48
Funds' tree farms	256	198
Total 2014	$245	$125

Partnership tree farms	$220	$56
Funds' tree farms	270	197
Total 2013	$242	$120

* Timber deed sale volumes are excluded in the per MBF computation for harvest, haul and tax costs but included in the per MBF computation for depletion.

Fiscal Year 2015 compared to 2014.  Cost of sales decreased $6.7 million, or 18%, in 2015 primarily due to the 11% decrease in harvest volume from 2014 to 2015. In addition, harvest, haul, and harvest tax costs declined 9% on a per MBF basis from 2014 to 2015 due primarily to lower hauling rates based on the location of harvest units in 2015 compared to 2014, as well as lower fuel costs. The depletion rate declined 8% due to a decrease in the share of harvest volume coming from Fund properties, including timber deed sales, from 52% in 2014 to 49% in 2015.

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

Fiscal Year 2015 compared to 2014. Fee Timber operating expenses increased $140,000, or 2%, from $7.9 million in 2014 to 8.0 million in 2015. The largest portion of the increase is attributable to a rise in silviculture expenditures on both the Partnership’s and the Funds’ tree farms, as we increased our investments in pre-commercial thinning treatments in 2015. These increases were offset partially by a decline in road expenditures due to the decrease in harvest volume.

Fiscal Year 2014 compared to 2013. Fee Timber operating expenses increased $333,000, or 4%, from $7.5 million in 2013 to $7.9 million in 2014. The largest portion of the increase is attributable to a rise in silviculture expenditures on both the Partnership’s and the Funds’ tree farms as we introduced a renewed focus on pre-commercial thinning treatments.

Timberland Management

Fund Distributions and Fees Paid to the Partnership

The Partnership received combined distributions from Funds I, II, and III of $2.2 million, $13.3 million, and $4.0 million in 2015, 2014, and 2013, respectively. Fund distributions are paid from available Fund cash, generated primarily from the harvest and sale of timber after paying all Fund expenses and management fees. In addition, Fund distributions received by the Partnership during 2015 and 2014 included $1.8 million and $11.9 million, respectively, from Fund I generated from the sale of its two tree farms in the second half of 2014, a portion of which was deferred into 2015 because of customary post-closing holdbacks. Also, distributions received by the Partnership in 2013 included a special distribution in the third quarter of $2.7 million by Fund II that was financed by a $14 million timberland mortgage.

The Partnership earned investment and timberland management fees from the Funds which totaled $2.2 million, $3.3 million, and $2.8 million in 2015, 2014, and 2013, respectively. These fees are eliminated in the Partnership’s consolidated financial statements.

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

Revenue and operating loss for the Timberland Management segment for each year in the three-year period ended December 31, 2015, were as follows:

	Year ended December 31,
(in millions, except acre and volume data)	2015	2014	2013
Revenue - internal	$2.2	$3.3	$2.8
Intersegment eliminations	(2.2)	(3.3)	(2.8)
Revenue - external	$—	$—	$—

Operating income - internal	$(0.7)	$0.4	$0.3
Intersegment eliminations	(1.9)	(2.7)	(2.3)
Operating loss - external	$(2.6)	$(2.3)	$(2.0)

Invested capital	$259	$253	$239
Acres under management	94,000	80,000	91,000
Harvest volume - Funds (MMBF) *	41.1	50.2	40.8
* Volume includes 0.6, 4.0 and 2.0 MMBF from timber deed sales in 2015, 2014 and 2013, respectively. In addition to these volumes, we harvested 1.2, 1.8, and 0.7 MMBF from commercial thinning activity in 2015, 2014 and 2013, respectively

Fiscal Year 2015 compared to 2014. Timberland Management generated management fee revenue of $2.2 million and $3.3 million from managing the Funds in 2015 and 2014, respectively. The decrease in fees in 2015 is due primarily to a Q4 2015 correction to asset management fees charged to the Funds in prior periods of $899,000, of which the Partnership's portion was $120,000. The Fund II correction was $498,000, covering the period from 2010 through Q3 2015, and the Fund III correction was $401,000, covering the period from 2012 through Q3 2015. The $779,000 attributable to outside investors was refunded in the fourth quarter of 2015.
The correction stems from a Q4 2015 discovery of an error in the calculation of invested capital, upon which the asset management fee is based. Prior to the correction, we were incorrectly including debt capital used to finance timberland acquisitions in determining invested capital when in fact we should have only included equity capital used to finance timberland acquisitions. Notwithstanding this correction, management fee revenue also declined as a result of a reduction in harvest activity for the Funds as a portion of our management fees are based on harvest volume.

Operating expenses incurred by the Timberland Management segment totaled $2.6 million and $2.3 million in 2015 and 2014, respectively. The increase in operating expenses is attributable to growth in the Funds’ acres under management and consequently the opening of a timber field office in Oregon in December 2014, as well as increased costs associated with placing Fund III’s remaining capital, which culminated in the December 2015 acquisition of a 15,100-acre tree farm in the southern Puget Sound region of Washington.

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

Real Estate

Revenue and Operating Income

The Real Estate segment’s activities consist of investing in and later reselling improved properties, holding properties for later development and sale, and managing commercial properties. Revenue is generated primarily from the sale of land within its 2,500-acre portfolio, sales of development rights, known as conservation easements (CE’s), sales of tracts from the Partnership’s timberland portfolio, and residential and commercial rents from our Port Gamble and Poulsbo properties. The Partnership’s Real Estate holdings are located primarily in the Washington counties of Pierce, Kitsap, and Jefferson with sales of land for this segment typically falling into one of the three general types:

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

Results from Real Estate operations are expected to vary significantly from year to year as we make multi-year investments in entitlements and infrastructure prior to selling entitled or developed land.  Further, Real Estate results will vary as a result of adjustments to our environmental remediation liability related to Port Gamble.  These adjustments are reflected in our Real Estate segment within operating expenses.  Real Estate segment revenue and gross margin for each year in the three-year period ended December 31, 2015 consisted of the following components:

(in thousands except acres)							Per acre/lot **
Description	Revenue	Gross margin		Gross margin %	Units Sold		Revenue	Gross margin
Conservation land sales	$2,504	$1,393		56%	Acres:	716	$3,497	$1,946
Development rights (CE)	4,311	4,311		100%	Acres:	3,392	1,271	1,271
Gig Harbor residential	13,701	3,006		22%	Lots:	119	115,134	25,261
Gig Harbor multi-family	4,096	609		15%	Acres:	18	227,556	33,833
Total land	24,612	9,319		38%
Rentals and other	1,252	30
2015 Total	$25,864	$9,349		36%

Conservation land sales	$6,960	$5,781		83%	Acres:	1,111	$6,265	$5,203
Development rights (CE)	743	743		100%	Acres:	2,878	258	258
Gig Harbor residential	13,171	4,295		33%	Lots:	133	99,030	32,293
Unimproved land	52	50		96%	Acres:	4	13,000	12,500
Total land	20,926	10,869		52%
Rentals and other	1,340	93
2014 Total	$22,266	$10,962		49%

Conservation land sales	$7,259	$5,426		75%	Acres:	2,678	$2,711	$2,026
Gig Harbor multi-family	1,628	702	*	43%	Acres:	12	135,667	58,500
Gig Harbor business park	4,400	1,132		26%	Acres:	14	314,286	80,857
Unimproved land	126	102		81%	Acres:	21	6,000	4,857
Total land	13,413	7,362		55%
Rentals and other	1,244	(5)
2013 Total	$14,657	$7,357		50%

* Revenue recognized on percentage of completion basis on sale of multi-family parcel.
** Lots represent residential single family lots.

Revenue

Land transactions. In 2015, we closed on four conservation land sales, two in the first quarter and one in each of the second and fourth quarters, totaling $2.5 million for 716 acres. In the second quarter, we closed on a conservation easement sale covering 3,392 acres for $4.3 million. Over the course of the year, we closed on the sale of 119 single-family residential lots for $13.7 million and a multi-family residential parcel for $4.1 million from our Harbor Hill project. We have post-closing obligations on some of the Harbor Hill closings and are recognizing revenue utilizing the percentage of completion method. The remaining revenue from these transactions, which we expect to recognize in the first quarter of 2016, is approximately $253,000.

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

Rentals and other.  Rental and other activities in our Real Estate segment are much less volatile from year-to-year than land sales.  The decrease from 2014 to 2015 is due primarily to the loss of the primary tenant of our commercial office building in Poulsbo, Washington in April 2015.  We have taken over the basement floor of the building for our own operations, leased a portion of the first floor, and are seeking replacement tenants for the remaining first-floor space. The increase from 2013 to 2014 is due primarily to higher occupancy rates in our commercial and residential properties.

Cost of Sales

Real Estate cost of sales for each of the three years ended December 31, 2015, 2014, and 2013 was $16.5 million, $11.3 million, and $7.3 million, respectively, with these amounts comprised of land basis, legal, other closing costs, and costs incurred in the generation of rental revenue. Unlike fee simple sales which include land basis in cost of sales, CE sales typically have little or no cost basis as part of the transaction. The increases in cost of sales from year-to-year are due primarily to the increase in sales revenue.

Operating Expenses

Real Estate operatin expenses for each of the three years ended December 31, 2015, 2014, and 2013 were $4.0 million, 13.7 million, and $4.1 million, respectively. Excluding environmental remediation charges, described below, Real Estate operating expenses for each of the three years ended December 31, 2015, 2014, and 2013 were $4.0 million, $13.7 million, and $4.1 million, respectively. Operating expenses decreased from 2013 to 2014 primarily because we had largely completed the master plan submission for Port Gamble's town and mill site in 2013. Operating expenses increased from 2014 to 2015 due to costs for long-term planning and development for other properties where entitlements have not yet been obtained, as well as for legal and professional fees in connection with the negotiations and legal action discussed below with respect to the Washington Department of Natural Resources.

Environmental Remediation

The environmental remediation liability represents estimated costs to remediate and monitor certain areas in and around the townsite/millsite of Port Gamble, and at Port Ludlow, Washington. Our environmental liabilities are most significant at Port Gamble, and the history of that site is summarized at “Business – Real Estate – Environmental Remediation.”  As noted in that summary, In December of 2013 a consent decree (CD) and Clean-up Action Plan (CAP) were finalized with the Washington State Department of Ecology (DOE) and filed with Kitsap County Superior Court. Pursuant to the CD and CAP, an engineering design report (EDR) was submitted to DOE in November 2014, followed by other supplemental materials establishing our proposed means for complying with the CAP, and we recorded a $10.0 million increase to our environmental remediation liability in December 2014. The EDR was finalized in the summer of 2015.

During the second quarter of 2015, there were two developments with respect to the project: additional cost information obtained from contractor bids for the construction work, and a litigation outcome that was unfavorable although, we believe, temporary. These two developments offset one another, resulting in no change to our overall estimated project liability.

In December 2014, the Partnership filed suit against DNR seeking contribution to cleanup costs. In April 2016, the Partnership moved for summary judgment on the issue of DNR's liability for the site. On June 8, 2015, Kitsap County Superior Court ruled on summary judgment that Washington’s Department of Natural Resources (DNR) did not qualify as an owner or operator of the site and therefore did not have liability under Washington’s Model Toxics Control Act (MTCA). The effect of the court’s ruling is to absolve DNR of any responsibility to contribute to the cost of cleanup at Port Gamble. The Court issued its ruling without making findings of fact or conclusions of law, presumably to facilitate a more thorough review by the State’s appellate courts.
We have appealed the Superior Court’s ruling, and believe we have a strong case for overturning the lower court’s decision. Ten public and/or private entities, including DOE, support our position and have filed or joined in amicus briefs arguing that DNR is liable as an owner or operator of the site. We, and the amicus supporters, believe that DNR is liable under the most reasonable interpretation of MTCA, which holds state agencies responsible to the same extent as private parties. Moreover, this position is supported by the fact that DOE has alleged that DNR is liable under MTCA at this site and many others. While we remain optimistic about the appeal process and the ultimate outcome of this litigation, our liability reflects our best estimate of the cost of the entire project, without any contribution by DNR. Should we prevail on our appeal of the summary judgment decision, we will evaluate whether to record the liability at our estimated portion of the total cost of the project.

Construction activity commenced in late September 2015 and will continue into 2017, followed by a monitoring period. Overall, actual project costs to date have been consistent with our expectations and no adjustment to the liability was necessary in 2015. However, costs may still vary as the project progresses due to a number of factors, some of which are outlined as follows:

Disposal of dredged material: Our liability contemplates that the majority of dredged material will be stored permanently on the mill site. However, we have not yet obtained approval from the relevant regulatory agencies to use the millsite as a permanent storage location. It is possible that we may be required to relocate some or all of the dredged material to land that we own a short distance from the town of Port Gamble or to a commercial landfill. Either of these scenarios would result in an increase in costs.
Costs based on unit pricing: Certain components of the remediation work are based on a price per unit and the number of units is an estimate. For example, we do not know for certain the number of pilings or volume of wood waste that will need to be removed from Port Gamble Bay. The cost for this work is priced on a per unit basis, so to the extent the actual number of pilings or volume of wood waste to be removed changes from our estimates, the overall cost may change.
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

General & Administrative (G&A)

G&A expenses for 2015 and 2014 were $5.0 million and $3.8 million, respectively. The 2014 amounts were lower primarily due to reversals of incentive compensation accruals as a result of the second quarter 2014 departure of a former executive. Without these reversals, G&A expense for 2014 would have been $4.4 million. More broadly, the increases in G&A expense are related primarily to personnel costs for being fully staffed in 2015 relative to 2014.

G&A expenses decreased from $4.6 million in 2013 to $3.8 million in 2014.  This decrease is due primarily to the reversal of previously accrued incentive and unit compensation expense forfeited upon the departure of our former chief executive officer as well as having only one person serving in both the CEO and CFO roles for the remainder of the year.

Interest Income and Expense

(in thousands)	2015	2014	2013
Interest income	$24	$25	$21
Interest expense	(3,854)	(3,539)	(2,364)
Capitalized interest expense	860	910	815
Net interest expense	$(2,970)	$(2,604)	$(1,528)

The increases in interest expense are due to increasing debt balances for Fund II and Fund III as debt financing was used to fund a distribution in 2013, in the case of Fund II, and to acquire timberland, in the case of Fund III. The Partnership’s and Fund III’s debt arrangements with Northwest Farm Credit Services (NWFCS) include an annual rebate of a portion of interest expense paid in the prior year (patronage). This NWFCS patronage program is a feature common to most of this lender’s customer loan agreements.  The patronage program reduced interest expense by 478,000, 395,000 and 249,000 in 2015, 2014, and 2013, respectively.

Capitalized interest relates to our Harbor Hill project. The changes in capitalized interest from year-to-year are due to changes in our basis in the project resulting from construction activity and sales of parcels.

Income Taxes

We recorded income tax expense of $207,000 and $984,000 in 2015, and 2014, respectively, and an income tax benefit of $307,000 in 2013 based on taxable income or loss in taxable corporate subsidiaries.

Pope Resources is a limited partnership and is, therefore, not subject to income tax. Instead, taxable income or loss is passed through and reported to unitholders each year on a Form K-1 for inclusion in each unitholder’s income tax return. Pope Resources does, however, have corporate subsidiaries that are subject to income tax. The corporate tax-paying entities are utilized for the Funds and certain activities of the Partnership.

Noncontrolling interests-ORM Timber Funds

Noncontrolling interests-ORM Timber Funds represented the portion of 2015, 2014, and 2013 net (income) losses of the Funds attributable to third-party owners of the Funds.  The Funds’ timberlands carry a higher depletion cost than the Partnership’s timberland and as a result often generate losses during the early years of the Fund life.  Included in these results are the management fees charged by ORM LLC to the Funds, interest and income taxes.  The portion of the loss or (income) attributable to these third-party investors is added back or deducted to determine “Net and comprehensive (income) loss attributable to unitholders” as follows:

(in thousands)
Noncontrolling interest-2015	Fund I *	Fund II	Fund III	Total
Management fees paid to ORM LLC	$—	$(828)	$(1,402)	$(2,230)
Forest operations	(3)	1,812	(526)	1,283
Fund operating income (loss) - internal	(3)	984	(1,928)	(947)
Interest expense	—	(1,072)	(1,318)	(2,390)
Income tax (expense) benefit	1	(139)	(188)	(326)
Fund net income (loss) - internal	(2)	(227)	(3,434)	(3,663)
Income (loss) attributed to noncontrolling interest	$1	$(181)	$(3,263)	$(3,443)

Noncontrolling interest-2014	Fund I	Fund II	Fund III	Total
Management fees paid to ORM LLC	$(562)	$(1,459)	$(1,282)	$(3,303)
Forest operations	23,756	4,409	1,774	29,939
Fund operating income - internal	23,194	2,950	492	26,636
Interest expense	(1)	(1,071)	(893)	(1,965)
Income tax expense	12	(164)	(104)	(256)
Fund net income - internal	23,205	1,715	(505)	24,415
Income (loss) attributed to noncontrolling interest	$18,564	$1,372	$(480)	$19,456

Noncontrolling interest-2013	Fund I	Fund II	Fund III	Total
Management fees paid to ORM LLC	$(801)	$(1,427)	$(572)	$(2,800)
Forest operations	181	2,238	(283)	2,136
Fund operating income (loss) - internal	(620)	811	(855)	(664)
Interest expense	(1)	(737)	(62)	(800)
Income tax expense	(47)	(97)	—	(144)
Fund net loss - internal	(668)	(23)	(917)	(1,608)
income (loss) attributed to noncontrolling interest	$(534)	$(18)	$(871)	$(1,424)

* Fund I's assets were sold in the second half of 2014. Accordingly, there were no management fees for Fund I in 2015.

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

The Partnership’s debt consists of mortgage debt with fixed interest rates and an operating line of credit with Northwest Farm Credit Services (NWFCS). The mortgage debt includes $24.8 million in term loans with NWFCS structured in three tranches maturing from 2017 through 2025 and is secured by portions of the Partnership's Hood Canal and Columbia tree farms. In addition, our commercial office building in Poulsbo, Washington is collateral for a $2.7 million loan from NWFCS that matures in 2023. Our $20.0 million operating line of credit matures April 2020 and we had no balance drawn as of December 31, 2015 or 2014. The line of credit carries a variable interest rate that is based on the one-month LIBOR rate plus applicable margins determined by certain financial covenants.

These debt agreements contain covenants that are measured quarterly. Among the covenants measured is a requirement that the Partnership not exceed a maximum debt-to-total-capitalization ratio of 30%, with total capitalization calculated using fair market (vs. carrying) value of timberland, roads and timber. The Partnership is in compliance with these covenants as of December 31, 2015 and expects to remain in compliance for at least the next twelve months.

Mortgage debt within our private equity funds is collateralized by Fund properties only.  Fund II has a timberland mortgage comprised of two fixed-rate tranches totaling $25 million with MetLife Insurance Company. The tranches are non-amortizing and both mature in September 2020.  The loans allow for, but do not require, annual principal payments of up to 10% of outstanding principal without incurring a make-whole premium. This mortgage is collateralized by a portion of Fund II’s timberland portfolio.  Fund III has a timberland mortgage comprised of two fixed rate tranches totaling $32.4 million with NWFCS.  The mortgage is collateralized by all of Fund III’s timberland, is non-amortizing with an $18.0 million tranche maturing in December 2023 and a $14.4 million tranche maturing in 2024.

The change in cash flows from 2015 to 2014 and 2014 to 2013, respectively, is broken down in the following table:

(in thousands)	2015	Change	2014	Change	2013
Cash provided by operations	$20,170	$(10,625)	$30,795	$12,846	$17,949
Investing activities
Purchase of short-term investments	—	4,000	(4,000)	(4,000)	—
Maturity of short-term investments	1,000	(2,000)	3,000	3,000	—
Proceeds from sale of fixed assets	(2,549)	(214)	(2,335)	(105)	(2,230)
Capital expenditures	—	(37)	37	37	—
Proceeds from sale of timberland	1,001	(67,875)	68,876	68,876	—
Acquisition of timberland - Partnership	(5,004)	(3,178)	(1,826)	(1,826)	—
Acquisition of timberland - Funds	(50,556)	21,469	(72,025)	(28,612)	(43,413)
Cash used in investing activities	(56,108)	(47,835)	(8,273)	37,370	(45,643)
Financing activities
Repayment of long term debt	(5,109)	(5,000)	(109)	16	(125)
Proceeds from issuance of long-term debt	—	(14,400)	14,400	(17,580)	31,980
Debt issuance costs	(20)	2	(22)	6	(28)
Unit repurchases	—	7,363	(7,363)	(7,363)	—
Payroll taxes paid on unit net settlements	(107)	89	(196)	45	(241)
Excess tax benefit from equity-based compensation	12	(73)	85	85	—
Cash distributions to unitholders	(11,708)	(671)	(11,037)	(2,151)	(8,886)
Cash distributions - ORM Timber Funds, net of distributions to Partnership	(9,435)	46,622	(56,057)	(39,574)	-16483
Capital call - ORM Timber Funds, net of Partnership contribution	47,983	(6,737)	54,720	30,062	24658
Preferred stock issuance (distribution), net ORM Timber Funds	—	(125)	125	125	—
Cash provided by (used in) financing activities	21,616	27,070	(5,454)	(36,329)	30,875
Net increase (decrease) in cash and cash equivalents	$(14,322)	$(31,390)	$17,068	$13,887	$3,181

Operating cash activities. The decrease in cash provided by operating activities of $10.6 million from 2014 to 2015 resulted primarily from the 9% decrease in log prices and 11% decrease in timber harvest volume, a $4.1 million increase in real estate project expenditures, and a $3.3 million increase in environmental remediation expenditures as cleanup activities began in late September 2015.

The increase in cash provided by operating activities of $12.8 million from 2013 to 2014 resulted primarily from an increase in real estate sales and a 4% increase in log prices and 7% increase in timber harvest volume.

Investing cash activities. The $47.8 million increase in cash used in investing activities from 2014 to 2015 was due primarily to sales and acquisitions of timberland by the Partnership and Funds.

The $37.4 million decrease in cash used in investing activities from 2013 to 2014 was due to sales and acquisitions of tree farms by the Funds, along with a $1 million net investment in short-term investments.

Financing activities. The $27.1 million change in cash from financing activities from 2014 to 2015 resulted primarily from the $46.6 million decrease in Fund distributions. The bulk of the proceeds from the sale of Fund I's two tree farms was distributed to its investors in 2014, so distributions in 2015 were much lower by comparison. This decline in Fund distributions was offset partially Fund III's $14.4 million borrowing for the acquisition of timberland, a $6.7 million decrease in capital calls by Fund III in 2015 compared to 2014 for the acquisition of timberland, and the Partnership's $5.0 million repayment of long-term debt on its maturity in 2015.

The $36.3 million change in cash from financing activities from 2013 to 2014 resulted from the $39.5 million increase in Fund distributions, driven largely by the sale of Fund I’s tree farms, a $30.1 million increase in capital calls for Fund III for a tree farm acquisition, and a decrease in Fund borrowings of $17.6 million.  In 2013, Fund II borrowed $14.0 million to finance a distribution and Fund III borrowed $18 million for a tree farm acquisition whereas in 2014 the only new debt consisted of a $14.4 million borrowing by Fund III for a tree farm acquisition.  In addition, we repurchased 108,276 units from a single third-party unitholder for $7.4 million in 2014 and increased our distribution rate to unitholders, resulting in a $2.2 million increase in distributions.

Expected Future Changes to Cash Flows

Operating activities. We expect total annual log harvest and stumpage sale volume of approximately 95 - 100 MMBF for 2016, though changing log markets could cause us to deviate from this projection as the year unfolds.

Based on budget plans, we currently expect our Gig Harbor project’s 2016 capital expenditures to total $16.8 million in 2016,  $13.0 million of which are projected to be for site work, engineering, surveying and overall project management costs in connection with building out single-family lots for sale in Gig Harbor.  A portion of these expenditures, however, may be delayed until 2017 depending on the timing of transactions. We also expect to spend approximately $3.6 million on a new wastewater treatment plant for the town of Port Gamble and approximately $11 million on the Port Gamble Bay environmental remediation liability.

Investing activities. In addition to the expenditures for Gig Harbor and Port Gamble described above, management has budgeted $2.7 million of capital expenditures for 2016, excluding any potential timberland acquisitions. These expenditures are comprised primarily of long-term investments supporting our Fee Timber operations.

Financing activities. Management is currently projecting that cash on hand, cash generated from operating activities, and financing available from our existing line of credit and potential new credit facilities will be sufficient to meet our needs for the coming year. To date, the Partnership’s strong financial position has enabled fairly easy access to credit at reasonable terms when needed.

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

The percentage of annual harvest volume by quarter for each year in the three-year period ended December 31, 2015 was as follows:

Year ended	Q1	Q2	Q3	Q4
2015	30%	18%	21%	31%
2014	32%	28%	20%	20%
2013	30%	31%	18%	21%

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

Real Estate. While Real Estate results are not normally seasonal, the nature of the activities in this segment will likely result in periodic large transactions that will have significant positive impacts on both revenue and operating income of the Partnership in periods in which these transactions close, and much lower revenue and income (or losses) in other periods. While the variability of these results is not primarily a function of seasonal weather patterns, we do expect to see some seasonal fluctuations in this segment because of the general effects of weather on Pacific Northwest development activities.

Contractual Obligations, Commercial Commitments and Contingencies

Our commitments at December 31, 2015 consist of operating leases, and other obligations entered into in the normal course of business.

(in thousands)	Payments Due By Period /Commitment Expiration Date
Obligation or Commitment	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Total debt	$84,872	$114	$5,242	$35,061	$44,455
Operating leases	331	174	157	—	—
Interest on debt	26,352	4,204	8,051	5,857	8,240
Environmental remediation	16,761	11,200	4,861	200	500
Other long-term obligations	151	25	50	50	26
Total contractual obligations or commitments	$128,467	$15,717	$18,361	$41,168	$53,221

Environmental remediation represents our estimate of potential liability associated with environmental contamination at Port Gamble and Port Ludlow. Other long-term obligations consist of a $151,000 liability for a supplemental employment retirement plan.

The impact of inflation on our consolidated financial condition and consolidated results of operations for each of the periods presented was not material.

Off-Balance Sheet Arrangements

The Partnership is not a party to any material off-balance sheet arrangements other than the operating leases disclosed above and does not hold any variable interests in unconsolidated entities.

Capital Expenditures and Commitments

Projected capital expenditures in 2016 are $19.5 million, of which $13.0 million relates to the Gig Harbor site.  These expenditures could be increased or decreased as a consequence of future economic conditions.  Projected capital expenditures are subject to permitting timetables and progress towards closing on specific land sale transactions.

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

Timber inventory volumes include only timber whose eventual harvest is not constrained by the applicable state and federal regulatory limits on timber harvests as applied to the Partnership’s properties. Timber inventory volume is accounted for by periodic statistical sampling of the harvestable timbered acres. Since timber stands can be very heterogeneous, the accuracy of the statistical sampling, known as a “timber cruise” or "cruising," of a timber stand can vary. The inventory system is designed in such a way that the accuracy of the whole is very reliable while any subset, or individual timber stand, will have a wider range of accuracy.

The standing inventory system is subject to three processes each quarter to monitor and maintain accuracy. The first is the cruise update process, the second is a comparison of the volume actually extracted by harvest to the inventory in the standing inventory system at the time of the harvest (otherwise known as "cutout analysis"), and the third is necessary adjustments to productive acres based on actual acres harvested. The portion of productive acres of timber stands on the Combined tree farms that are physically measured or re-measured each by cruising is such that generally no "cruise" for stands with actual volume is ever more than ten years old. Specific acres are first selected for cruising with a bias towards those acres that have gone the longest without a cruise and, second, with a bias towards those acres that have been growing the longest. Only stands older than 20 years are selected as subject to a cruise and, as the cruise is being performed, only those trees with a breast height diameter (approximately 4.5 feet from the ground) of at least 5.6 inches are measured for inclusion in the inventory. For younger stands, all trees are tallied during the cruise process so that growth models can accurately predict how future stands will develop. The cutout analysis compares the total inventory for a stand which was grown annually using systems designed to predict future yields to actual harvest volumes. Due to the nature of statistical sampling, the results of the quarterly cutout analysis is meaningful only in the context of accumulated results over several years for a whole tree farm, and not in the context of a single harvest unit. Minor adjustments both up and/or down to productive acres are made quarterly after foresters and managers accurately map those harvested acres in the Geographic Information System (GIS). These adjusted acres are linked to the inventory system and are used to drive the future available volume.

A hypothetical 5% change in estimated timber inventory volume would have changed 2015 depletion expense by approximately $480,000.

Environmental remediation. The Partnership has an accrual for estimated environmental remediation costs of $16.8 million and $21.7 million as of December 31, 2015 and 2014, respectively.  The environmental remediation liability represents estimated payments to be made to monitor and remedy certain areas in and around the Port Gamble Bay. Additional information about the Port Gamble site is presented in “Business – Real Estate – Environmental Remediation” above. Additional information about the liability is presented in “Management’s Discussion and Analysis – Real Estate.”

In the second quarter of 2015, as a result of conducting a bidding process and engaging a contractor to perform the remediation work, we transitioned to estimating the liability based on amounts included in construction contracts and estimates for construction contingencies, project management and other professional fees. In prior periods, we evaluated our environmental remediation liabilities using a combination of methods, but most significantly using a “Monte Carlo” statistical simulation model for the Port Gamble project. This model took into account the estimated likelihood of a range of potential outcomes, coupled with the estimated cost associated with those outcomes.  The model then produced a range of possible outcomes corresponding to a two standard deviation range from the mean. We supplemented this analysis with a forecast of costs using our best estimate of the most likely design scenarios for the various elements of the project.

As described in “Management’s Discussion and Analysis – Real Estate,” there are still a number of factors that could result in changes to the total project cost and, in turn, further adjustment to the liability.

Property development costs. The Partnership is developing six master planned communities in Gig Harbor, Kingston, Port Gamble, Bremerton, Hansville and Port Ludlow. Costs of development, including interest, are capitalized for these projects and allocated to individual lots based upon their relative pre-construction fair value. This allocation of basis supports, in turn, the computation of those amounts reported as a current vs. long-term asset based on management’s expectation of when the sales will occur (“Land Held for Sale” and “Land Held for Development”, respectively). As lot sales occur, the allocation of these costs becomes part of cost of sales attributed to individual lot sales.

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

Consolidation of ORM Timber Fund I, LP (Fund I), ORM Timber Fund II, Inc. (Fund II), and ORM Timber Fund III (REIT) Inc. (Fund III). Olympic Resource Management LLC (ORMLLC), a subsidiary of the Partnership, owns 1% of each of the funds and is the general partner of Fund I and manager of Funds II and III.  The Partnership are owns 19% of Funds I and II and 4% of Fund III.  Fund I sold its assets in 2014 and was unwound in 2015. Third-party investors do not have the right to dissolve these Funds or otherwise remove the general partner/manager without cause or a super-majority vote of the third-party investors, nor do they have substantive participating rights in major decisions of the Funds. Based upon this governance structure, ORMLLC has presumptive control of the Funds and, as a result, under the applicable accounting standards the Funds are consolidated into the Partnership’s financial statements.

Timber Fund Management Fees.  The Partnership’s wholly owned subsidiary, ORMLLC, earns management fees related to managing the Funds.  As a result, the Partnership’s consolidated financial statements, excluding the Funds, include 100% of these management fees as revenue.  The stand-alone financial statements for the Funds include 100% of these management fees as expenses.  The dollar amounts are the same, allowing for elimination of these two amounts in consolidation, and initially, no income impact in consolidation.  However, Funds I and II are owned 80% third-party investors, while Fund III is owned 95% by third-party investors, and, as a result, 80% and 95% of these management fees are paid by these third-party investors, respectively.  The management fees paid by third-party investors flows to the Partnership’s Statement of Operations as a component of the caption” “Net (income) loss attributable to noncontrolling interest-ORM Timber Funds,” effectively bringing management fees paid by third-party investors back into consolidated income of the Partnership as described in Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Timberland Management” and "—Noncontrolling Interests-ORM Timber Funds”.

Incentive Compensation. The Human Resources Committee adopted the current incentive compensation program in 2010. The program has two components – the Performance Restricted Unit (“PRU”) plan and the Long-Term Incentive Plan (“LTIP”). Both components have a long-term emphasis, with the PRU plan focused on annual decision making, and the LTIP focused on 3-year performance of the Partnership’s publicly traded units relative to a group of peer companies. Compensation expense relating to the equity component of the PRU will be recognized over the four-year future service period beginning with the date of grant.

Item 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

At December 31, 2015, the Partnership had $84.9 million of fixed-rate debt outstanding with a fair value of approximately $89.8 million based on the current interest rates for similar financial instruments. A change in the interest rate on fixed-rate debt will affect the fair value of the debt, whereas a change in the interest rate on variable-rate debt will affect interest expense and cash flows. A hypothetical 1% change in prevailing interest rates would change the fair value of the Partnership’s fixed-rate long-term debt obligations by $3.2 million.

Item 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

POPE RESOURCES

A DELAWARE LIMITED PARTNERSHIP

YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Unitholders
Pope Resources, A Delaware Limited Partnership:

We have audited the accompanying consolidated balance sheets of Pope Resources, A Delaware Limited Partnership, and subsidiaries (collectively, the Partnership) as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2015. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pope Resources, A Delaware Limited Partnership, and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Partnership’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 4, 2016 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington
March 4, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Unitholders
Pope Resources, A Delaware Limited Partnership:

We have audited Pope Resources, A Delaware Limited Partnership (the Partnership), internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, Pope Resources, A Delaware Limited Partnership, maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pope Resources, A Delaware Limited Partnership, and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated March 4, 2016, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington
March 4, 2016

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2015 AND 2014
(IN THOUSANDS)

ASSETS	2015	2014
Current assets
Partnership cash and cash equivalents	$6,310	$14,505
ORM Timber Funds cash and cash equivalents	3,396	9,523
Cash and cash equivalents	9,706	24,028
Short-term investments	—	1,000
Accounts receivable, net	3,238	2,419
Land held for sale	3,642	7,160
Prepaid expenses and other	1,540	2,873
Total current assets	18,126	37,480
Properties and equipment, at cost
Timber and roads, net of accumulated depletion
(2015 - $103,378; 2014 - $93,359)	266,104	227,144
Timberland	53,879	47,933
Land held for development	25,653	26,040
Buildings and equipment, net of accumulated
depreciation (2015 - $7,251; 2014 - $6,849)	6,024	6,039
Total properties and equipment, at cost	351,660	307,156
Other assets
Contracts receivable, net of current portion, and other assets	270	190
Total assets	$370,056	$344,826

LIABILITIES, PARTNERS' CAPITAL AND NONCONTROLLING INTERESTS
Current liabilities
Accounts payable	$1,384	$1,293
Accrued liabilities	3,442	3,196
Current portion of long-term debt	114	5,109
Deferred revenue	278	668
Current portion of environmental remediation liability	11,200	3,700
Other current liabilities	322	248
Total current liabilities	16,740	14,214
Long-term debt, net of unamortized debt issuance costs and current portion	84,537	84,621
Environmental remediation and other long-term liabilities	5,713	18,362
Commitments and contingencies
Partners' capital
General partners' capital (units issued and outstanding 2015 - 60; 2014 - 60)	1,009	1,003
Limited partners' capital (units issued and outstanding 2015 - 4,240; 2014 - 4,224)	63,539	63,213
Noncontrolling interests	198,518	163,413
Total partners' capital and noncontrolling interests	263,066	227,629
Total liabilities, partners' capital, and noncontrolling interests	$370,056	$344,826

See accompanying notes to consolidated financial statements.

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013
(IN THOUSANDS, EXCEPT PER UNIT INFORMATION)

	2015	2014	2013
Revenue
Fee Timber	$52,164	$65,204	$56,035
Real Estate	25,864	22,266	14,657
Total revenue	78,028	87,470	70,692
Costs and expenses
Cost of sales
Fee Timber	(30,089)	(36,786)	(32,326)
Real Estate	(16,515)	(11,304)	(7,300)
Total cost of sales	(46,604)	(48,090)	(39,626)
Operating expenses
Fee Timber	(8,011)	(7,879)	(7,541)
Timberland Management	(2,625)	(2,329)	(1,950)
Real Estate	(4,036)	(3,682)	(4,081)
Environmental remediation (Real Estate)	—	(10,000)	—
General & Administrative	(4,972)	(3,781)	(4,562)
Total operating expenses	(19,644)	(27,671)	(18,134)
Gain (loss) on sale of timberland (Fee Timber)	(1,103)	23,750	—
Operating income (loss)
Fee Timber	12,961	44,289	16,168
Timberland Management	(2,625)	(2,329)	(1,950)
Real Estate	5,313	(2,720)	3,276
General & Administrative	(4,972)	(3,781)	(4,562)
Total operating income	10,677	35,459	12,932
Other income (expense)
Interest expense	(3,854)	(3,539)	(2,364)
Interest capitalized to development projects	860	910	815
Interest income	24	25	21
Total other expense	(2,970)	(2,604)	(1,528)
Income before income taxes	7,707	32,855	11,404
Income tax (expense) benefit	(207)	(984)	307
Net and comprehensive income	7,500	31,871	11,711
Net and comprehensive (income) loss attributable to noncontrolling interests-ORM Timber Funds	3,443	(19,456)	1,424
Net and comprehensive income attributable to unitholders	$10,943	$12,415	$13,135
Allocable to general partners	$153	$171	$180
Allocable to limited partners	10,790	12,244	12,955
Net and comprehensive income attributable to unitholders	$10,943	$12,415	$13,135
Basic and diluted earnings per unit attributable to unitholders	$2.51	$2.82	$2.96
Distributions per unit	$2.70	$2.50	$2.00

See accompanying notes to consolidated financial statements.

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013
(IN THOUSANDS)

	Attributable to Pope Resources
	General Partners	Limited Partners	Noncontrolling Interests	Total
December 31, 2012	$902	$63,321	$138,418	$202,641
Net income (loss)	180	12,955	(1,424)	11,711
Cash distributions	(122)	(8,764)	(16,483)	(25,369)
Capital call	—	—	24,658	24,658
Equity-based compensation	17	1,197	—	1,214
Indirect repurchase of units for minimum tax withholding	(3)	(238)	—	(241)
December 31, 2013	974	68,471	145,169	214,614
Net income	171	12,244	19,456	31,871
Cash distributions	(152)	(10,885)	(56,057)	(67,094)
Capital call	—	—	54,720	54,720
Preferred stock issuance	—	—	125	125
Equity-based compensation	12	855	—	867
Excess tax benefit from equity-based compensation	1	84	—	85
Indirect repurchase of units for minimum tax withholding	(3)	(193)	—	(196)
Unit repurchase	—	(7,363)	—	(7,363)
December 31, 2014	1,003	63,213	163,413	227,629
Net income (loss)	153	10,790	(3,443)	7,500
Cash distributions	(163)	(11,545)	(9,435)	(21,143)
Capital call	—	—	47,983	47,983
Equity-based compensation	12	852	—	864
Excess tax benefit from equity-based compensation	5	335	—	340
Indirect repurchase of units for minimum tax withholding	(1)	(106)	—	(107)
December 31, 2015	$1,009	$63,539	$198,518	$263,066

See accompanying notes to consolidated financial statements.

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013
(IN THOUSANDS)

	2015	2014	2013
Cash flows from operating activities:
Cash received from customers	$76,827	$86,765	$69,009
Cash paid to suppliers and employees	(44,187)	(48,344)	(39,062)
Interest received	24	25	22
Interest paid, net of amounts capitalized	(3,097)	(2,523)	(1,376)
Capitalized development activities	(9,052)	(4,967)	(10,801)
Income taxes received (paid)	(345)	(161)	157
Net cash provided by operating activities	20,170	30,795	17,949
Cash flows from investing activities:
Purchase of short-term investments	—	(4,000)	—
Maturity of short-term investments	1,000	3,000	—
Capital expenditures	(2,549)	(2,335)	(2,230)
Proceeds from sale of fixed assets	—	37	—
Proceeds from sale of timberland	1,001	68,876	—
Acquisition of timberland - Partnership	(5,004)	(1,826)	—
Acquisition of timberland - Funds	(50,556)	(72,025)	(43,413)
Net cash used in investing activities	(56,108)	(8,273)	(45,643)
Cash flows from financing activities:
Repayment of long-term debt	(5,109)	(109)	(125)
Proceeds from issuance of long-term debt	—	14,400	31,980
Debt issuance costs	(20)	(22)	(28)
Unit repurchases	—	(7,363)	—
Payroll taxes paid on unit net settlements	(107)	(196)	(241)
Excess tax benefit from equity-based compensation	12	85	—
Cash distributions to unitholders	(11,708)	(11,037)	(8,886)
Cash distributions- ORM Timber Funds, net of distributions to Partnership	(9,435)	(56,057)	(16,483)
Capital call - ORM Timber Funds, net of Partnership contribution	47,983	54,720	24,658
Preferred stock issuance - ORM Timber Funds	—	125	—
Net cash provided by (used in) financing activities	21,616	(5,454)	30,875
Net increase (decrease) in cash and cash equivalents	(14,322)	17,068	3,181
Cash and cash equivalents:
Beginning of year	24,028	6,960	3,779
End of year	$9,706	$24,028	$6,960

See accompanying notes to consolidated financial statements.

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP
SCHEDULE TO CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2015, 2014, AND 2013
(IN THOUSANDS)

Reconciliation of net income to net cash	2015	2014	2013
provided by operating activities:
Net income	$7,500	$31,871	$11,711
Depletion	9,900	12,192	11,204
Equity-based compensation	864	867	1,214
Excess tax benefit from equity-based compensation	(12)	(85)	—
Depreciation and amortization	736	727	704
(Gain) loss on sale of timberland	1,103	(23,750)	—
(Gain) loss on sale of property and equipment	—	(23)	47
Deferred taxes, net	(121)	643	(260)
Cost of land sold	14,057	9,160	5,004
Increase (decrease) in cash from changes in
operating accounts:
Accounts receivable	(810)	(918)	(293)
Prepaid expenses and other current assets	1,462	(1,693)	(276)
Real estate project expenditures	(9,052)	(4,967)	(10,801)
Accounts payable and accrued liabilities	(241)	(1,710)	1,763
Deferred revenue	(390)	116	(1,466)
Other current liabilities	75	(17)	23
Environmental remediation	(4,890)	8,410	(701)
Other noncurrent assets and liabilities	(11)	(28)	76
Net cash provided by operating activities	$20,170	$30,795	$17,949

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations
Pope Resources, A Delaware Limited Partnership (the “Partnership”) is a publicly traded limited partnership engaged primarily in managing timber resources on its own properties as well as those owned by others. Pope Resources’ active subsidiaries include the following: ORM, Inc., which is responsible for managing Pope Resources’ timber properties; Olympic Resource Management LLC (ORMLLC), which provides timberland management activities and is responsible for developing the timber fund business; Olympic Property Group I LLC, which manages the Port Gamble townsite and millsite together with land that is held as development property; and OPG Properties LLC, which owns land that is held as development property. These consolidated financial statements also include ORM Timber Fund I, LP (Fund I), ORM Timber Fund II, Inc. (Fund II), and ORM Timber Fund III, Inc. (Fund III, and collectively with Fund I and Fund II, the Funds).  ORMLLC owned 1% of Fund I and owns 1% of Funds II and III and was the general partner of Fund I and is the manager of Funds II and III.  Pope Resources owned 19% of Fund I and owns 19% of Fund II and 4% of Fund III. The purpose of all three Funds is to invest in timberlands. See Note 2 for additional information.

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

The Funds are consolidated into Pope Resources’ financial statements (see Note 2).

New accounting standards
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

Correction of fees charged to the Funds
In the fourth quarter of 2015, we recorded a correction to fees charged to Funds II and III in prior periods of $779,000 that had the result of increasing net income attributable to noncontrolling interests and decreasing net income attributable to unitholders.

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

Depletion
Timber costs are combined into depletion pools based on the common characteristics of the timber such as location and species mix.  Each tree farm within the Funds is considered a separate depletion pool and timber harvested from the Funds' tree farms is accounted for and depleted separately from timber harvested from the Partnership’s timberlands.  The applicable depletion rate is derived by dividing the aggregate cost of merchantable stands of timber, together with capitalized road expenditures, by the estimated volume of merchantable timber available for harvest at the beginning of that year. For purposes of the depletion calculation, merchantable timber is defined as timber that is equal to or greater than 35 years of age for all of the tree farms except California, for which merchantable timber is defined as timber with a diameter at breast height (DBH) of 16 inches or greater.  The depletion rate, so derived and expressed in per MBF terms, is then multiplied by the volume harvested in a given period to calculate depletion expense for that period as follows:

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

Concentration of credit risk
Financial instruments that potentially subject the Partnership to concentrations of credit risk consist principally of short-term investments and accounts and contracts receivable. The Partnership limits its credit exposure by considering the creditworthiness of potential customers and utilizing the underlying land sold as collateral on real estate contracts. The Partnership’s allowance for doubtful accounts on accounts receivable is $13,000 and $17,000 at December 31, 2015 and 2014, respectively.

Income taxes
The Partnership itself is not subject to income taxes, but its corporate subsidiaries are subject to income taxes which are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Operating loss and tax credit carryforwards, if any, are also factored into the calculation of deferred tax assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  The Partnership has concluded that it is more likely than not that its deferred tax assets will be realizable and thus no valuation allowance has been recorded as of December 31, 2015. This conclusion is based on anticipated future taxable income, the expected future reversals of existing taxable temporary differences, and tax planning strategies to generate taxable income, if needed.  The Partnership will continue to reassess the need for a valuation allowance during each future reporting period. The Partnership is not aware of any tax exposure items as of December 31, 2015 and 2014 where the Partnership’s tax position is not more likely than not to be sustained if challenged by the taxing authorities.  The Partnership recognizes interest expense related to unrecognized tax benefits or underpayment of income taxes in interest expense and recognizes penalties in operating expenses.

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

Those properties that are for sale, under contract, and for which the Partnership has an expectation they will be sold within 12 months are classified on our balance sheet as a current asset under “Land held for sale”. The $3.6 million in Land held for sale at December 31, 2015 reflects our expectation of sales in 2016 of parcels comprising 48 acres from the Harbor Hill project in Gig Harbor, Washington. Land held for sale of 7.2 million as of December 31, 2014 represented expected sales in 2015 of 41 acres from the Harbor Hill project.

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

Buildings and equipment are recorded at cost and consisted of the following as of December 31, 2015 and 2014 (in thousands):

Description	12/31/2015	12/31/2014
Buildings	$9,302	$9,078
Equipment	3,320	3,169
Furniture and fixtures	653	641
Total	$13,275	$12,888
Accumulated depreciation	(7,251)	(6,849)
Net buildings and equipment	$6,024	$6,039

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

Deferred revenue
Deferred revenue represents the unearned portion of cash collected. Deferred revenue of $278,000 at December 31, 2015 reflects primarily the unearned portion of rental payments received on cell tower leases. The deferred revenue balance of $668,000 at December 31, 2014 represents mostly advance deposits received on real estate sales contracts and the unearned portion of rental payments received on cell tower leases.

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

In 2015 and 2014 the Partnership generated $4.3 million, and $743,000, respectively, from conservation easement sales. There were no such sales in 2013.

Environmental remediation liabilities
Environmental remediation liabilities have been evaluated using a combination of methods. At December 31, 2015, the liability was estimated based on amounts included construction contracts and estimates for construction contingencies, project management and other professional fees. At December 31, 2014, the liability was estimated based primarily on a “Monte Carlo” statistical simulation model. This model took into account the estimated likelihood of a range of potential outcomes, coupled with the estimated cost associated with those outcomes.  The model then produced a range of possible outcomes corresponding to a two standard deviation range from the mean.  Management recorded a liability based on its best estimate of the most likely outcome within the range.

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

Income per partnership unit
Basic and diluted net earnings (loss) per unit are calculated by dividing net income attributable to unitholders, adjusted for non-forfeitable distributions paid out to unvested restricted unitholders and Fund II and Fund III preferred shareholders, by the weighted average units outstanding during the period.

The table below displays how we arrived at basic and diluted earnings per unit:

	Year Ended December 31,
(in thousands, except per unit data)	2015	2014	2013
Net and comprehensive income attributable to unitholders	$10,943	$12,415	$13,135
Less: Net and comprehensive income attributable to unvested restricted unitholders	(103)	(112)	(195)
Less: Dividends paid to Funds preferred shareholders	(31)	(31)	(16)
Net and comprehensive income attributable to unitholders	$10,809	$12,272	$12,924
Basic and diluted weighted average units outstanding	4,298	4,353	4,369
Basic and diluted net earnings per unit	$2.51	$2.82	$2.96

Fund II and Fund III Preferred Shares
Fund II and Fund III issued 125 par $0.01 shares of its 12.5% Series A Cumulative Non-Voting Preferred Stock (Series A Preferred Stock) at $1,000 per share.  Each holder of the Series A Preferred Stock is entitled to a liquidation preference of $1,000 per share. Dividends on each share of Series A Preferred Stock will accrue on a daily basis at the rate of 12.5% per annum. Upon redemption, the Series A Preferred Shares will be settled in cash and are not convertible into any other class or series of shares or Partnership units. Redemption timing is controlled by the Funds. The maximum amount that each of the consolidated subsidiaries could be required to pay to redeem the instruments upon settlement is $125,000 plus accrued but unpaid dividends. The Series A Preferred Stock is recorded within noncontrolling interests on the consolidated balance sheets and are considered participating securities for purposes of calculating earnings per unit.

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

The Funds were formed by ORMLLC for the purpose of attracting capital to purchase timberlands. The objective of these Funds is to generate a return on investments through the acquisition, management, value enhancement and sale of timberland properties. Each Fund is organized to operate for a term of ten years from the end of the respective investment period. Fund I sold all of its timberland holdings in 2014 and terminated in 2015. Fund II is scheduled to terminate in March 2021 and Fund III is scheduled to terminate in December 2025.

Pope Resources and ORMLLC together owned 20% of Fund I, own 20% of Fund II and 5% of Fund III. All Funds are consolidated into the Partnership’s financial statements. The consolidated financial statements exclude management fees paid by the Funds to ORMLLC as they are eliminated in consolidation. See note 10 for a breakdown of operating results before and after such eliminations. The portion of these fees, among other items of income and expense, attributed to third-party investors is reflected as an adjustment to income in the Partnership's Consolidated Statement of Comprehensive Income under the caption "Net (income) loss attributable to noncontrolling interests - ORM Timber Funds."

The table below outlines timberland acquisitions by the Funds for the years ended December 31, 2015 , 2014 and 2013:

	2015	2014	2013
Timing	Fourth Quarter	Fourth Quarter	Fourth Quarter
Fund	Fund III	Fund III	Fund III
Location	South Puget Sound WA	Northwestern OR	Southwestern WA
Acres	15,000	13,000	11,000
Purchase price allocation (in thousands)
Land	$6,053	$7,730	$4,275
Timber and roads	44,503	64,295	39,138
Total purchase price	$50,556	$72,025	$43,413

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

The Partnership’s share of the pretax profit or loss generated by Fund I was a profit of $4.7 million and loss of $124,000 for 2014 and 2013, respectively.  The aforementioned pretax profit and loss amounts include the Partnership’s share of the gain on sale of the tree farms.

The Partnership’s consolidated financial statements include Fund I, Fund II, and Fund III assets and liabilities at December 31, 2015 and 2014, which were as follows:

(in thousands)	2015	2014
Cash	$3,396	$9,523
Other current assets	602	1,108
Total current assets	3,998	10,631
Properties and equipment (net of accumulated depletion
and depreciation in 2015 and 2014 of $34,757 and $26,738)	271,850	230,123
Total assets	$275,848	$240,910

Current liabilities	$1,723	$1,891
Long-term debt	57,246	57,380
Funds' equity	216,879	181,639
Total liabilities and equity	$275,848	$240,910

The table above includes management fees and other expenses payable to the Partnership of $630,000 and $613,000 as of December 31, 2015 and 2014, respectively.  These amounts are eliminated in the Partnership’s Consolidated Balance Sheets.

3.    LONG-TERM DEBT

	At December 31,
(in thousands)	2015	2014
Pope Resources debt:
Mortgage payable to NWFCS, collateralized by Poulsbo headquarters:
Ten-year tranche, interest at 3.80% with monthly principal and interest
payments (matures January 2023)	$2,692	$2,802
Mortgages payable to NWFCS, collateralized by Partnership timberlands, as follows:
Five-year tranche, interest at 4.10% with quarterly interest payments (matured July 2015)	—	4,999
Seven-year tranche, interest at 4.85% with quarterly interest payments (matures July 2017)	5,000	5,000
Ten-year tranche, interest at 6.40% with monthly interest payments (matures September 2019)	9,800	9,800
Fifteen-year tranche, interest at 6.04% with quarterly interest payments (matures July 2025)	10,000	10,000
Total Partnership debt	27,492	32,601
ORM Timber Funds debt:
Fund II Mortgages payable to MetLife, collateralized by Fund II timberlands with quarterly interest payments (matures September 2020), as follows:
4.85% interest rate tranche	11,000	11,000
3.84% interest rate tranche	14,000	14,000
Fund III mortgages payable to NWFCS, collateralized by Fund III timberlands with quarterly interest payments, as follows:
5.10% interest rate tranche (matures December 2023)	17,980	17,980
4.45% interest rate tranche (matures October 2024)	14,400	14,400
Total ORM Timber Funds debt	57,380	57,380
Consolidated principal amount	84,872	89,981
Less unamortized debt issuance costs	(221)	(251)
Less current portion	(114)	(5,109)
Consolidated long-term debt, less unamortized debt issuance costs and current portion	$84,537	$84,621

The Partnership’s debt agreements have covenants which are measured quarterly. Among the covenants measured is a requirement that the Partnership not exceed a maximum debt-to-total-capitalization ratio of 30%, with total capitalization calculated using fair market (vs. carrying) value of timberland, roads and timber. The Partnership is in compliance with this covenant as of December 31, 2015.

Fund II’s debt agreement contains a requirement to maintain a loan-to-value ratio of less than 40%, with the denominator defined as fair market value. Fund II is in compliance with this covenant as of December 31, 2015.

Fund III’s debt agreement contains a requirement to maintain a minimum debt coverage ratio and a loan-to-value ratio of less than 50%, with the denominator defined as fair market value.  Fund III is in compliance with this covenant as of December 31, 2015.

At December 31, 2015, principal payments on long-term debt for the next five years and thereafter are due as follows (in thousands):

2016	114
2017	5,118
2018	123
2019	9,928
2020	128
Thereafter	69,461
Total	$84,872

The Partnership’s revolving line of credit with NWFCS matures April 2020 and has a maximum borrowing limit of $20 million. This line of credit had nothing drawn as of December 31, 2015 or 2014. The interest rate under this credit facility uses LIBOR as a benchmark. The spread above the benchmark rate is variable depending on the Partnership’s trailing twelve-month interest coverage ratio but ranges from 150 to 200 basis points. As of December 31, 2015 the rate (benchmark plus the spread) was 1.93%. The debt arrangements between NWFCS and the Partnership and Fund III include an annual reimbursement of interest expense (patronage). Interest expense was reduced by 478,000, 395,000 and 249,000 in 2015, 2014 and 2013, respectively, which reflects estimated patronage to be refunded in the following year with the related receivable reflected in Accounts Receivable.

Accrued interest relating to all debt instruments was $941,000 and $960,000 at December 31, 2015 and 2014, respectively, and is included in accrued liabilities.

4.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The Partnership’s consolidated financial instruments include cash and cash equivalents and accounts receivable, for which the carrying amount of each represents fair value based on current market interest rates or their short-term nature. Carrying amounts of contracts receivable, although long-term, also approximate fair value given the current market interest rates. The fair value of the Partnership’s and Funds’ fixed-rate debt having a carrying value of $84.9 million and $90.0 million as of December 31, 2015 and 2014, respectively, has been estimated based on current interest rates for similar financial instruments, Level 2 inputs in the Fair Value Hierarchy, to be approximately $89.8 million and $96.0 million, respectively.

5.    INCOME TAXES

The Partnership itself is not subject to income taxes. Instead, partners are taxed on their share of the Partnership’s taxable income, whether or not cash distributions are paid. The Partnership’s and Funds' corporate subsidiaries, however, are subject to income taxes. The following tables provide information on the impact of income taxes in taxable subsidiaries. Consolidated Partnership income (loss) is reconciled to income (loss) before income taxes in corporate subsidiaries for the years ended December 31 as follows:

(in thousands)	2015	2014	2013
Income before income taxes	$7,707	$32,855	$11,404
Income in entities that pass-through pre-tax earnings to the partners	7,203	30,169	11,632
Income (loss) subject to income taxes	$504	$2,686	$(228)

The provision for income taxes relating to corporate subsidiaries of the Partnership and Funds consist of the following income tax benefit (expense) for each of the years ended December 31:

(in thousands)	2015	2014	2013
Current	$(328)	$(341)	$47
Deferred	121	(643)	260
Total	$(207)	$(984)	$307

Included in the deferred income tax expense for 2014 is $274,000 related to the utilization of net operating loss carryforwards.  Included in the deferred tax benefit for 2015 and 2013 was a benefit of $71,000 and $444,000, respectively, related to net operating loss carryforwards. The Partnership also recorded excess tax benefits from equity-based compensation of $340,000 and $85,000 for the years ended December 31, 2015 and 2014, respectively.  There were no such excess tax benefits for 2013.

A reconciliation between the federal statutory tax rate and the Partnership’s effective tax rate is as follows for each of the years ended December 31:

	2015	2014	2013
Statutory tax on income	34%	34%	34%
Income (loss) in entities that pass-through pre-tax earnings to the partners	(31)%	(31)%	(36)%
Effective income tax rate	3%	3%	(2)%

The net deferred income tax assets include the following components as of December 31:

(in thousands)	2015	2014	2013
Current (included in prepaid expenses and other)	$730	$602	$992
Non-current (included in other assets (other long-term liabilities))	90	(244)	9
Total	$820	$358	$1,001

The deferred tax assets are comprised of the following:

(in thousands)	2015	2014	2013
Compensation-related accruals	$421	$17	$370
Net operating loss carryforward	399	337	611
Depreciation	(16)	(23)	(8)
Other	16	27	28
Total	$820	$358	$1,001

The federal net operating loss carryforwards in the table above expire in 2032 through 2035.

6.    UNIT INCENTIVE PLAN

One of the two components of a management incentive compensation program adopted in 2010 (2010 Incentive Compensation Program) is the Performance Restricted Unit (PRU) plan which includes both an equity and cash component. Compensation expense relating to the PRUs will vest over a 4-year future service period. The first equity grants pursuant to this program were made in January 2011.  On the date of grant, these restricted units are owned by the employee, officer, or director of the Partnership, subject to a trading restriction that is in effect during the vesting period. As of December 31, 2015, total compensation expense not yet recognized related to non-vested awards was $687,000 with a weighted average 16 months remaining to vest.

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

Total equity compensation expense was $864,000, $867,000 and $1.2 million for 2015, 2014 and 2013, respectively.  As of December 31, 2015, we recorded in accrued liabilities $1.2 million relating to the 2010 Incentive Compensation Program, with $230,000 of that total attributable to the cash component of the PRU and the balance of $949,000 attributable to the LTIP. This compares with December 31, 2014 when we recorded in accrued liabilities $1.0 million, with $287,000 related to the cash-payout component of the PRU and the balance of $751,000 attributable to the LTIP.

The Partnership’s 2005 Unit Incentive Plan (the 2005 Plan) authorized the granting of nonqualified equity compensation to employees, officers, and directors of the Partnership and provides a one-way linkage to the 2010 Incentive Compensation Program because it (2005 Plan) established the formal framework by which unit grants, options, etc., can be issued.  The 2010 Incentive Compensation Program does not affect the existence or availability of the 2005 Unit Incentive Plan or change its terms.  Upon the vesting of restricted units, grantees have the choice of tendering back units to pay for their minimum tax withholdings.  A total of 1,105,815 units have been authorized for issuance under the 2005 Plan of which there are 909,239 units authorized but unissued as of December 31, 2015.

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

Restricted unit activity for the three years ended December 31, 2015 was as follows:

	Units	Weighted Avg Grant Date Fair Value ($)
Outstanding December 31, 2012	52,348	38.09
Grants	36,200	60.00
Vested, net of units tendered back	(12,409)	31.95
Forfeited	(1,350)	49.07
Tendered back to pay tax withholding	(4,031)	34.98
Outstanding December 31, 2013	70,758	50.34
Grants	12,966	65.50
Vested, net of units tendered back	(21,070)	46.04
Forfeited	(18,261)	55.49
Tendered back to pay tax withholding	(2,966)	47.30
Outstanding December 31, 2014	41,427	55.23
Grants	12,050	62.14
Vested, net of units tendered back	(15,729)	49.39
Tendered back to pay tax withholding	(1,701)	50.33
Outstanding December 31, 2015	36,047	59.96

7.    EMPLOYEE BENEFITS

As of December 31, 2015 all employees of the Partnership and its subsidiaries are eligible to receive benefits under a defined contribution plan. During the years 2013 through 2015 the Partnership matched 50% of employees’ contributions up to 8% of an individual’s compensation. The Partnership’s contributions to the plan amounted to $191,000, $176,000, and $147,000 for the years ended December 31, 2015, 2014, and 2013, respectively.

8.    COMMITMENTS AND CONTINGENCIES

Environmental remediation
The Partnership has an accrual for estimated environmental remediation costs of $16.8 million and $21.7 million as of December 31, 2015 and 2014, respectively. The environmental remediation liability represents management’s best estimate of payments to be made to monitor and remedy certain areas in and around the townsite/millsite of Port Gamble.

In December of 2013, a consent decree (CD) and Clean-up Action Plan (CAP) related to Port Gamble were finalized with the Washington State Department of Ecology (DOE) and filed with Kitsap County Superior Court. Pursuant to the CD and CAP, an engineering design report (EDR) was submitted to DOE in November 2014, followed by other supplemental materials establishing our proposed means for complying with the CAP.  Discussions between management and DOE to finalize the remediation project design and further sampling and investigation conducted in

2014 yielded new information that indicated certain areas of the project would be significantly more expensive than estimated when the CD and CAP were filed.  As a result, the Partnership recorded a $10 million increase in its liability at December 31, 2014. The increase in costs came from four primary categories; pile removal and disposal, dredging and disposal, the application of sand cover, and eelgrass mitigation.

The EDR was finalized in the Summer of 2015 and, in the third quarter, the Partnership selected a contractor to complete the remediation work. Management's cost estimates for the project are based on amounts included in the construction contract and estimates for construction contingencies, project management and other professional fees. Remediation activity began in late September of 2015 and will continue into 2017, followed by a period of monitoring activity.

The environmental remediation accrual also includes estimated costs related to a separate remediation effort within the resort community of Port Ludlow.  At this point, costs for this project consist primarily of ongoing monitoring activity.

The environmental liability at December 31, 2015 is comprised of $11.2 million that the Partnership expects to expend in the next 12 months and $5.6 million thereafter and are included in other current liabilities and other long-term liabilities, respectively.

Changes in the environmental liability for the last three years are as follows:

(in thousands)	Balances at the Beginning of the Period	Additions to Accrual	Expenditures for Remediation	Balance at Period-end
Year ended December 31, 2013	$13,942	$—	$701	$13,241
Year ended December 31, 2014	13,241	10,000	1,590	21,651
Year ended December 31, 2015	$21,651	$—	$4,890	$16,761

Performance bonds
In the ordinary course of business, and as part of the entitlement and development process, the Partnership is required to provide performance bonds to ensure completion of certain public facilities. The Partnership had performance bonds of $10.5 million and $6.9 million outstanding at December 31, 2015 and 2014, respectively.  The bonds relate primarily to development activity in connection with pending and completed sales from our Harbor Hill project in Gig Harbor.

Supplemental Employee Retirement Plan
The Partnership has a supplemental employee retirement plan for a retired employee. The plan provides for a retirement income of 70% of his base salary at retirement after taking into account both 401(k) and Social Security benefits with a fixed payment set at $25,013 annually. The recorded balance of the projected liability as of December 31, 2015 and 2014 was $151,000 and $165,000, respectively.

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

10.    SEGMENT AND MAJOR CUSTOMER INFORMATION

The Partnership’s operations are classified into three segments: Fee Timber, Timberland Management, and Real Estate. The Fee Timber segment consists of the harvest and sale of timber from both the Partnership’s 111,000 acres of fee timberland in Washington and the Funds’ 94,000 acres in Washington, Oregon, and California.

The Timberland Management segment provides investment management, disposition, and technical forestry services in connection with 24,000 acres for Fund I, which were sold in 2014, 37,000 acres for Fund II, and 57,000 acres for Fund III.

The Real Estate segment’s operations consist of management of development properties and the rental of residential and commercial properties in Port Gamble and Poulsbo, Washington. Real Estate manages a portfolio of 2,500 acres of higher-and-better-use properties as of December 31, 2015. All of the Partnership’s real estate activities are presently in the state of Washington.

For the years ended December 31, 2015 and 2014, the Partnership had no customers that represented over 10% of consolidated revenue. For the year ended December 31, 2013, the Partnership had one customer that represented 14% of consolidated revenue, or $9.9 million, and another that represented 12% of consolidated revenue, or $8.6 million.

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

Details of the Partnership’s operations by business segment for the years ended December 31 were as follows:

(in thousands)	Fee Timber			Timberland	Real
2015	Partnership	Funds	Combined	Management	Estate	Other	Consolidated
Revenue internal	$29,257	$23,250	$52,507	$2,235	$26,007	$—	$80,749
Eliminations	(343)	—	(343)	(2,235)	(143)	—	(2,721)
Revenue external	28,914	23,250	52,164	—	25,864	—	78,028

Cost of sales	(11,875)	(18,214)	(30,089)	—	(16,515)	—	(46,604)
Operating, general and administrative expenses internal	(5,387)	(4,874)	(10,261)	(2,953)	(4,056)	(5,095)	(22,365)
Eliminations	20	2,230	2,250	328	20	123	2,721
Operating, general and administrative expenses external	(5,367)	(2,644)	(8,011)	(2,625)	(4,036)	(4,972)	(19,644)
Loss on sale of timberland	—	(1,103)	(1,103)	—	—	—	(1,103)
Income (loss) from operations internal	11,995	(941)	11,054	(718)	5,436	(5,095)	10,677
Eliminations	(323)	2,230	1,907	(1,907)	(123)	123	—
Income (loss) from operations external	$11,672	$1,289	$12,961	$(2,625)	$5,313	$(4,972)	$10,677

2014
Revenue internal	$34,459	$31,356	$65,815	$3,303	$22,385	$—	$91,503
Eliminations	(611)	—	(611)	(3,303)	(119)	—	(4,033)
Revenue external	33,848	$31,356	65,204	—	22,266	—	87,470

Cost of sales	(14,397)	(22,389)	(36,786)	—	(11,304)	—	(48,090)
Operating, general and administrative expenses internal	(5,101)	(6,081)	(11,182)	(2,940)	(3,682)	(3,900)	(21,704)
Environmental remediation	—	—	—	—	(10,000)	—	(10,000)
Eliminations	—	3,303	3,303	611	—	119	4,033
Operating, general and administrative expenses external	(5,101)	(2,778)	(7,879)	(2,329)	(13,682)	(3,781)	(27,671)
Gain on sale of timberland	—	23,750	23,750	—	—	—	23,750
Income (loss) from operations internal	14,961	26,636	41,597	363	(2,601)	(3,900)	35,459
Eliminations	(611)	3,303	2,692	(2,692)	(119)	119	—
Income (loss) from operations external	$14,350	$29,939	$44,289	$(2,329)	$(2,720)	$(3,781)	$35,459

2013
Revenue internal	$32,781	$23,854	$56,635	$2,807	$14,798	$—	$74,240
Eliminations	(600)	—	(600)	(2,807)	(141)	—	(3,548)
Revenue external	32,181	$23,854	56,035	—	14,657	—	70,692

Cost of sales	(13,554)	(18,772)	(32,326)	—	(7,300)	—	(39,626)
Operating, general and administrative expenses internal	(4,620)	(5,746)	(10,366)	(2,557)	(4,081)	(4,678)	(21,682)
Eliminations	25	2,800	2,825	607	—	116	3,548
Operating, general and administrative expenses external	(4,595)	(2,946)	(7,541)	(1,950)	(4,081)	(4,562)	(18,134)
Income (loss) from operations internal	14,607	(664)	13,943	250	3,417	(4,678)	12,932
Eliminations	(575)	2,800	2,225	(2,200)	(141)	116	—
Income (loss) from operations external	$14,032	$2,136	$16,168	$(1,950)	$3,276	$(4,562)	$12,932

(in thousands)	2015	2014	2013
Depreciation, Amortization and Depletion
Fee Timber-Partnership	$8,044	$2,570	$2,999
Fee Timber-Funds	2,174	9,969	8,066
Fee Timber-Combined	10,218	12,539	11,065
Timberland Management	18	2	2
Real Estate	299	394	733
G&A	101	88	108
Total	$10,636	$13,023	$11,908
Assets
Fee Timber-Partnership	$49,499	$46,453	$46,856
Fee Timber-Funds	275,786	240,754	213,614
Fee Timber-Combined	325,285	287,207	260,470
Timberland Management	182	52	3
Real Estate	33,983	37,673	37,712
G&A	10,606	19,894	12,723
Total	$370,056	$344,826	$310,908
Capital and Land Expenditures
Fee Timber-Partnership	$5,877	$2,536	$985
Fee Timber-Funds	51,854	73,359	44,510
Fee Timber-Combined	57,731	75,895	45,495
Timberland Management	69	38	4
Real Estate-development activities	9,631	4,967	10,801
Real Estate-other	225	198	101
G&A	79	55	43
Total	$67,735	$81,153	$56,444
Revenue by product/service
Domestic forest products	$41,636	$42,896	$34,001
Export forest products, indirect	10,528	22,308	22,034
Conservation easements and land sales	6,815	7,703	7,259
Fees for service	—	37	—
Homes, lots, and undeveloped acreage	19,049	14,526	7,398
Total	$78,028	$87,470	$70,692

11.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in thousands, except per unit amounts)	Revenue	Income (loss) from operations	Net and comprehensive income (loss) attributable to unitholders	Basic and diluted earnings (loss) per unit
2015
First quarter	$26,908	$8,073	$7,809	$1.80
Second quarter	13,904	180	289	0.06
Third quarter	15,208	(873)	615	0.13
Fourth quarter	22,008	3,297	2,230	0.51
2014
First quarter	$37,779	$14,248	$12,241	$2.75
Second quarter	18,583	3,137	1,846	0.41
Third quarter	13,755	9,191	1,500	0.34
Fourth quarter	17,353	8,883	(3,172)	(0.75)

Quarterly fluctuations in data result from the addition and/or deferral of harvest volumes as well as the timing of real estate sales and environmental remediation charges, as disclosed in our quarterly filings. Management considered the disclosure requirements of Item 302(a)(3) and does not note any extraordinary, unusual, or infrequently occurring items except for the $10.0 million environmental remediation charge recorded in the fourth quarter of 2014 and the sales of Fund I’s two tree farms, one in the third quarter of 2014 and one in the fourth quarter of 2014.

Item 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                          ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.          CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Partnership’s management maintains a system of internal controls to promote the timely identification and reporting of material, relevant information. Those controls include requiring executive management and all managers in accounting roles to sign a Code of Ethics (See Exhibit 99.4 to this report). Additionally the Partnership’s senior management team meets regularly to discuss significant transactions and events affecting the Partnership’s operations. The Partnership’s executive officers lead these meetings and consider whether topics discussed represent information that should be disclosed under generally accepted accounting principles and the rules of the SEC. The Board of Directors of the Partnership’s managing general partner includes an Audit Committee that is comprised solely of independent directors who meet the requirements imposed by the Securities Exchange Act and the NASDAQ Stock Market. At least one member of our Audit Committee is a “financial expert” within the meaning of applicable NASDAQ rules. The Audit Committee reviews quarterly earnings releases and all reports on Form 10-Q and Form 10-K prior to their filing. The Audit Committee is responsible for hiring and overseeing the Partnership’s external auditors and meets with those auditors at least four times each year, including executive sessions outside the presence of management, generally at each meeting.

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Partnership. Internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is a process designed by, or under the supervision of, the Partnership’s chief executive officer and chief financial officer and effected by the Partnership’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Partnership’s management, with the participation of the Partnership’s chief executive and financial officers, has established and maintains policies and procedures designed to maintain the adequacy of the Partnership’s internal control over financial reporting, and includes those policies and procedures that:

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

Management has evaluated the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2015 based on the control criteria established in a report entitled Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, the Partnership’s management has concluded that the Partnership’s internal control over financial reporting is effective as of December 31, 2015.

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

The registered independent public accounting firm of KPMG LLP, auditors of the Partnership’s consolidated financial statements, has issued an attestation report on the Partnership’s internal control over financial reporting. This report appears on page 51 of this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

We implemented a change in internal control over financial reporting during the quarter ended December 31, 2015 related to the preparation and review of the calculation of asset management fees (AMF) and investment management fees (IMF) charged to our private equity timber funds (Funds). This change was implemented to remediate a material weakness in the operating effectiveness of a process level control over the review of inputs to the calculation of such fees. This material weakness arose in prior periods and resulted in a calculation error that, while not material to our consolidated financial statements, could have accumulated to a material amount. To remediate this deficiency, we implemented enhanced preparation and review procedures consisting of the establishment of a detailed compliance checklist for each timber fund, to be completed and reviewed quarterly, to ensure the fees are calculated correctly using accurate inputs based on the terms of the Funds' governing documents. This material weakness did not have a pervasive effect on internal control over financial reporting, as it was limited to the calculation of the AMF and IMF and its effect on the allocation between income (loss) attributable to unitholders and income (loss) attributable to noncontrolling interests and the related equity components in our consolidated balance sheet.

There were no other changes in the Partnership’s internal control over financial reporting that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, the Partnership’s internal control over financial reporting.

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

The following table identifies the executive officers and directors of the Managing General Partner as of February 29, 2016. Officers of the Managing General Partner hold identical offices with the Partnership.

Name	Age	Position, Background, and Qualifications to Serve
Thomas M. Ringo	62
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

William R. Brown (1), (3), (4), (5)	64
Director since October 2015. President, Green Diamond Resource Company from 2006 through 2013. Plum Creek Timber Company: Executive Vice President and Chief Financial Officer from 1999 through 2006; Vice President, Strategic Business Development from 1998 through 1999; Vice President, Resources from 1995 through 1998; Director of Planning from 1990 through 1995. Director of Planning and Analysis, Glacier Park Company from 1987 through 1990. Finance Manager, Cornerstone Columbia Development Company from 1984 through 1987. Business Analyst, Weyerhaeuser Company from 1981 through 1984. Management Consultant, Kurt Salmon Associates, 1978 through 1980. Mr. Brown's experience in the forest products industry and knowledge of timberland markets in the Pacific Northwest and elsewhere allow him to provide extensive insight into strategic and tactical business issues relevant to the Partnership. In addition, the senior financial leadership positions he has held at other companies provides allows him to provide valuable financial guidance as a member of the Audit Committee.

John E. Conlin (2), (3), (4)	57
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

Maria M. Pope (1), (4)	51
Director since December 2012. Senior Vice President of Power Supply and Operations and Resource Strategy since March 2013 of Portland General Electric, an electric utility. Senior Vice President, Chief Financial Officer and Treasurer of Portland General Electric from 2009 through February 2013; Director, Portland General Electric from 2006 through 2008. Vice President and Chief Financial Officer, Mentor Graphics Corporation, a software company, from July 2007 to December 2008. Vice President and General Manager, Wood Products Division of Pope & Talbot, Inc., a pulp and wood products company, from December 2003 to April 2007; Vice President, Chief Financial Officer and Secretary of Pope & Talbot, Inc. from 1999 to 2003. Pope & Talbot, Inc. filed a voluntary petition under Chapter 11 of the federal bankruptcy laws on November 19, 2007. Ms. Pope previously worked for Levi Strauss & Co. and Morgan Stanley & Co., Inc. Ms. Pope has extensive board experience, having served on several U.S. and Canadian corporate boards across a number of industries, including forest products. Ms. Pope is also a director of Umpqua Holdings Corporation. (NASDAQ: UMPQ). She served previously on the boards of Sterling Financial Corp, Premera Blue Cross, and TimberWest Forest Corp.

J. Thurston Roach (1), (3), (4)	74
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

Kevin C. Bates	49
Vice President of Timberland Investments from June 2014 to present, Director of Timberland Investment Management from March 2007 to June 2014. Controller from February 2001 to March 2007, Accounting Manager from February 1998 to February 2001. Internal Audit for Fluke Corporation and Accounting Manager for WAVTrace from May 1997 to March 1998. Audit Manager for Deloitte & Touche, 1991 to 1997.

John D. Lamb	54
Vice President and Chief Financial Officer since April 2015.  Senior Vice President and Chief Financial Officer for Unico Properties from 1997 through 2013. Corporate Controller for Shurgard Storage Centers from 1990 through 1997. Audit and Tax consultant with KPMG and Ernst & Young from 1983 through 1990.

Jonathan P. Rose	53
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

5)	Designated financial expert for the Board of Directors Audit Committee

Board of Directors of the Managing General Partner

Board Composition. The Managing General Partner’s Certificate of Incorporation provides that directors are divided into two classes, each class serving a period of two years. The Managing General Partner’s shareholders elect approximately one-half of the members of the Board of Directors annually. The terms of the Class A directors expire on December 31, 2016, and the terms of the Class B directors expire on December 31, 2017. The directors’ election to the Board of Directors is subject to a voting agreement between the Managing General Partner’s two shareholders, Ms. Maria M. Pope and Mrs. Emily T. Andrews.  J. Thurston Roach serves as Mrs. Andrews’ appointee to the Board of Directors. The Board of Directors met eight times in 2015 with six of the meetings in person to discuss Partnership matters. The composition of our Board of Directors is established by the Limited Partnership Agreement and accordingly, as permitted by NASDAQ Rules IM-5065-7 and 5615(a)(4), board nominations are not made or approved by a separate nominating committee or by a majority of the independent directors.

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

Board Leadership Structure. The Board does not utilize a Chairman. The CEO generally calls meetings of the Board and sets schedules and agendas for such meetings. The CEO regularly communicates with all directors on key issues and concerns outside of Board meetings and endeavors to ensure that information provided to the Board is sufficiently timely and complete to facilitate Board member fulfillment of responsibilities. As the individual with primary responsibility for managing the Partnership’s day-to-day operations, the CEO is best positioned to chair regular Board meetings where key business and strategic issues are discussed. The Board utilized Mr. Norberg as a “lead director” until his retirement in October 2015. Mr. Norberg was succeeded as "lead director" by Mr. Roach, whose chief responsibility in this regard is to chair executive sessions of the non-management directors which are conducted as a part of every Board meeting.

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

Audit Committee. The Audit Committee of the Board of Directors is comprised of three independent directors who comply with the Exchange Act and NASDAQ’s qualification requirements for Audit Committee members. The Audit Committee met to discuss the Partnership eight times during 2015. The Audit Committee’s Chairman is J. Thurston Roach and its designated financial expert is William R. Brown. John E Conlin also serves on the Audit Committee. See report of the Audit Committee on financial statements below.

Human Resources Committee. The Human Resources Committee is responsible for (1) establishing compensation programs for executive officers and senior management of the Partnership designed to attract, motivate, and retain key executives responsible for the success of the Partnership as a whole; (2) administering and maintaining such programs in a manner that will benefit the long-term interests of the Partnership and its unitholders; and (3) determining the salary, bonus, unit option and other compensation of the Partnership's executive officers and senior management. The Human Resources

Committee met three times during 2015. Mr. Conlin served as Chairman of the Human Resources Committee in 2014. See report of the Human Resources Committee on executive compensation below.

Beneficial Ownership and Section 16(a) Reporting Compliance

The Partnership is a reporting company pursuant to Section 12 of the Exchange Act. Under Section 16(a) of the Exchange Act, and the rules promulgated hereunder, directors, officers, greater than 10% shareholders, and certain other key personnel (the “Reporting Persons”) are required to file with the Securities and Exchange Commission reports of ownership and reports of changes in ownership of Partnership units.  Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based solely on our review of such reports received or written or oral representations from the Reporting Persons, the Partnership believes that the Reporting Persons have complied with all Section 16(a) filing requirements applicable to them, except that one director was late in filing a Form 4 to report an acquisition of indirect beneficial ownership as a result of two estate planning transactions.

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

Our executive compensation plans consist of two components: salary and a long-term incentive program (the “Incentive Program”), which is intended to reward selected management employees who provide services to and make decisions on behalf of the Partnership for performance that builds long-term unitholder value. Payments are made under the Incentive Program during the first quarter of each year with respect to results of decision-making in the prior year and relative performance of our units over the three-year period ending on December 31 of the prior year. As a result, information depicted in this report includes amounts paid in 2014, 2015, and 2016 with respect to performance from each of the following three-year periods, respectively: 2011-2013, 2012-2014, and 2013-2015.

The Role of the Human Resources Committee and Executive Officers in Compensation Decisions

The Board’s Human Resources Committee has responsibility for establishing our compensation objectives and approving all compensation for the CEO, his immediate subordinates, and the broader management team that participates in the Incentive Program. The committee’s primary focus is to administer compensation programs to adequately reward and motivate employees, and then to monitor the execution of these programs. Periodically, the committee will revisit the design of the Partnership's compensation programs to ensure they maintain fairness and balance between the interests of our employees and our unitholders. With that in mind, the committee intends that the Incentive Program be continuing and permanent for participants, but reserves the right to modify or terminate the Incentive Program at any time, as long as previously earned awards are not forfeited. In its role as administrator of the Incentive Program, the committee has the authority to determine all matters relating to awards to be granted thereunder, and has sole authority to interpret its provisions and any applicable rule or regulation. In making its decisions and administering the Incentive Program and our other compensation programs, the committee also monitors and evaluates periodically the impact of our compensation policies and objectives in light of the potential for such arrangements to promote excessive risk-taking by participants. The Partnership has not considered the results shareholder advisory votes on executive compensation required by Section 14A of the Exchange Act because the rule is inapplicable to limited partnerships and the Partnership does not conduct meetings of limited partners.

The Incentive Program has two components – the Performance Restricted Unit (“PRU”) plan and the Long-Term Incentive Plan (“LTIP”). Both components have a long-term emphasis, with the PRU plan focused on annual decision making, and the LTIP focused on three-year performance of the Partnership’s units relative to a comparison group of companies to be determined at the beginning of each plan cycle. The committee believes this focus is appropriate for the nature of the Partnership’s assets and for strengthening alignment with unitholders. Each of these two Incentive Program components is described in more detail below.

The committee has from time-to-time engaged compensation consultants to assist the committee in assessing the market for top executives. Historically, these consultants have provided a limited scope of services on behalf of the committee and their roles generally have been confined to specific peer analyses or assessments of specific compensation components within the Partnership’s then-existing compensation structures. These consultants generally have performed no other services for the Partnership or its subsidiaries or management, and in each case the committee has evaluated matters that the committee determined to be relevant to the consultant’s independence. The Partnership’s HR Committee engaged Farient Advisors, a compensation consulting advisory firm, to advise the HR Committee on executive compensation matters in 2013, 2014, and 2015, for which Farient was paid a total of $33,000, $87,000, and $31,000, respectively.

Elements of Compensation

Our executive compensation program is designed to be consistent with the objectives and guidelines set forth above. A discussion of each of the key elements of the program follows below.

Base Salary. Base salary represents that portion of compensation that is designed to provide the executive with a stable and predictable cash payment at a level that is competitive with other similarly situated companies. In establishing base salary levels for executives and other members of the management team, the committee has used compensation consultant data, taking into account such factors as competitive industry salaries, general and regional economic conditions, and the size and geographic differences of “peer” companies against which the Partnership is compared. Using that data, the committee attempts to tailor our executives’ base compensation to each executive’s scope of responsibilities, individual performance, and contribution to our organization. If adjustments in base salary are made, they are usually effective March 1 of each year, unless circumstances warrant otherwise. In December, Mr. Ringo received an increase in conjunction with his promotion, on a permanent basis, to President and Chief Executive Officer.  In June 2014, the Partnership promoted two new named executive officers: Kevin C. Bates to the position of Vice President of Timberland Investments and Jonathan P. Rose to the position of Vice President of Real Estate.  Messrs. Bates and Rose received base salary increases as a result of these promotions based on market data for similar positions and consulting with a compensation advisory firm. In April 2015, the Partnership hired John D. Lamb as its Vice President and Chief Financial Officer. Mr. Lamb's salary was determined in consultation with recruiting professionals who are knowledgeable regarding market data for similar positions.

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

Long-Term Incentive Program (LTIP). The LTIP represents the Partnership’s cash bonus plan for the CEO and other senior management personnel, and focuses on relative total unitholder return measured over a rolling three-year period ending on the last day of the fiscal year for which the award is to be computed. Specifically, at the beginning and end of each period, the Partnership measures the arithmetic average trading price of the Partnership’s limited partner units over the sixty-trading day period preceding the first day and the last day of the three-year measurement period. The Partnership also takes into account all distributions to unitholders during that period, and compares the resulting total returns to those provided to security holders within a group of the Partnership’s peers as measured using the same methodology. The peer group definition has evolved over time and has been based upon the recommendation of the Partnership’s compensation consultant to include companies within the forest products industry, as well as those in real estate or agriculture deemed to have a strong focus on land or natural resources.  The following group of 15 companies was used as a benchmark for the 2012-14 and 2013-15 performance cycles.

Forest Products	Real Estate	Agriculture
Deltic (DEL)	EastGroup Properties (EGP)	Alico (ALCO)
Plum Creek (PCL)	First Potomac (FPO)	Griffin Land (GRIF)
Potlatch (PCH)	Forestar Group Inc. (FOR)	Limoneira (LMNR)
Rayonier (RYN)	Monmouth RE Investment (MNR)
St. Joe (JOE)	Tejon Ranch (TRC)
CatchMark Timber Trust (CTT)
Weyerhaeuser (WY)

For the LTIP cycle 2011-13, Thomas Properties Group (TPGI) was included in the list of 15 peers while CatchMark Timber Trust (CTT) was not yet part of the peer group. TPGI was no longer a separately traded public company after December 2013 while CTT became a publicly traded company and a pure-play timber REIT in December 2013.

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

Participants in the LTIP. Participation in the LTIP is comprised of the CEO and other managers selected by the committee, generally from managers who report directly to the CEO.

Performance Restricted Unit Plan (“PRU”). The PRU is the equity-based element of the Incentive Program, although awards can be made in cash, restricted units, or a combination of each.  Awards from this component of the Incentive Program are based upon a target pool established at the beginning of each fiscal year and adjusted upward or downward as participants are added to or deleted from the Incentive Program. For 2015 the payout award pool consisted of 2,600 units for Mr. Ringo and 10,800 units for all other management participants collectively.

Determination of Performance Awards. PRU awards are determined for the various participants on the basis of the participant’s role in the Partnership’s management, and are measured on the basis of the quality of performance and decision making against a broad spectrum of criteria, organized by business segment as follows:

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

The committee has the discretion to adjust the award levels from 0% to 200% of the target award levels based on the participants' quality of performance and decision-making for the year. Awards may be adjusted below target levels in the event of poor performance or decision-making that exposes the Partnership to significant risk or loss, or above target levels for high-quality performance or generating or implementing decisions, plans or programs that are of major positive influence on the Partnership.

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

Participants in the PRU. In addition to the named executive officers, current participants in the PRU include 12 additional management personnel either one or two levels organizationally below the Partnership’s CEO. As job duties change, the participants may be modified by the committee.

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

Defined Contribution Retirement Savings Plan. As of December 31, 2015 all our employees are eligible to participate in our defined contribution plan, which is a tax qualified plan pursuant to Section 401(k) of the Code. During each of the years 2013 through 2015 the Partnership matched 50% of the employees’ contributions up to 8% of compensation. Partnership contributions to the plan amounted to $191,000, $176,000, and $147,000 for each of the years ended December 31, 2015, 2014, and 2013, respectively. Employees become fully vested in the Partnership's contribution over a six-year period. The Partnership does not discriminate between executive and non-executive employees with respect to any aspect of this plan.

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

The Partnership’s severance program is based on a “double trigger” mechanism, which means that upon the involuntary termination of the executive’s employment (other than “for cause,” and including resignation for certain specified reasons) within eighteen months after a change in control event occurs, the following benefits would be provided:

•	cash payments equal to two times Mr. Ringo’s base salary, plus the executive’s target bonus for the year in which the change in control occurred;

•	immediate vesting of all outstanding unit option awards consistent with the terms of the Pope Resources 2005 Equity Incentive Plan; and

•	continued coverage for Mr. Ringo and his dependents under Pope Resources’ health and welfare plan for up to 18 months after termination.

The following table summarizes the cash payments that would have been due to Mr. Ringo if a change in control event had occurred on December 31, 2015.

Two times base salary	$650,000
Target bonus	$162,500
Total cash payments	$812,500

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

Summary Compensation Table

The following table sets forth information regarding compensation earned by our named executive officers for the years 2013 through 2015:

Name and Principal Position	Year	Salary ($)	Unit Awards ($) (1)	Non-equity Incentive Program Compensation ($) (2)	All Other Compensation ($) (3)	Total ($)
Thomas M. Ringo President and CEO	2015	325,000	166,400	160,000	22,445	673,845
President, CEO and CFO	2014	135,755	—	—	15,693	151,448
Vice President and CFO	2014	89,850	83,903	180,000	8,207	361,960
	2013	213,082	88,425	160,000	22,553	484,060
David L. Nunes President and CEO (4)	2014	184,241	—	—	24,800	209,041
	2013	327,818	196,500	360,000	49,684	934,002
Kevin C. Bates Vice President of Timberland Investment (5)	2015	193,959	64,000	100,000	20,475	378,434
	2014	177,677	62,150	113,500	22,145	375,472
John D. Lamb Vice President and CFO (6)	2015	175,190	64,000	—	39,500	278,690
Jonathon P. Rose Vice President - Real Estate and President of Olympic Property Group (5)	2015	204,167	64,000	100,000	20,995	389,162
	2014	194,997	62,150	113,500	20,635	391,282

(1)
Amounts represent the market value on the date of grant of restricted units received in January 2016, 2015 and 2014, respectively, as compensation under the PRU plan for 2015, 2014 and 2013 performance. Expense will be recognized, however, over the four-year vesting period for each of these grants with 25% vesting each year.

(2)
Represents awards earned for each of the years 2013 through 2015 under the LTIP but paid out in January 2014, 2015, and 2016, respectively, as discussed in the Compensation Discussion and Analysis.  Messrs. Ringo, Bates and Rose earned additional compensation of $24,000, $16,000 and $16,000, respectively, which was paid in June 2015.  These amounts were awarded to recognize the additional responsibilities assumed by these individuals following the departure of Mr. Nunes until the appointment of Mr. Ringo as the permanent CEO.

(3)
Amounts represent matching contributions to the Partnership’s 401(k) plan made by the Partnership on behalf of the executive, and distributions received by the executive on unvested restricted Partnership units (the value of the restricted units is described under footnote (1) above and not repeated here.) For Mr. Lamb, the amount also includes a payment of $37,500 in recognition that he will not receive his first payment under the LTIP until 2018.

(4)
Mr. Nunes served as CEO until May 31, 2014.  Mr. Ringo was designated interim CEO effective June 1, 2014, and continued in his role as CFO.  Mr. Ringo became the Partnership’s permanent CEO on December 1, 2014 and continued to serve as CFO until Mr. Lamb was designated CFO effective April 20, 2015.

(5)	Messrs. Bates and Rose became named executive officers in June 2014 upon their appointments as Vice Presidents of the Partnership.

(6)	Mr. Lamb was designated CFO effective April 20, 2015.

Grants of Plan Based Awards Table

The following table supplements the Summary Compensation Table and lists both annual and long-term incentive awards made during 2015 to each named executive officer.

			Estimated Future Payouts Under Non-Equity Incentive Program Awards (1)			Estimated Future Payouts Under Equity Incentive Program Awards
Name	Type of Award	Grant Date (2)	Thresh -old ($)	Target ($)	Maximum ($)	Thresh -old ($)	Target ($)	Maximum ($)	All Other Unit Awards: Number of Shares of Unit or Units (#) (3)	All Other Options Awards: Number of Securities Underlying Options (#)	Closing Price on Grant Date ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Thomas M Ringo President and CEO	LTIP 2015-17	None	—	162,500	325,000
	RU	1/12/15							1,350		62.15	83,903
Kevin C. Bates Vice President	LTIP 2015-17	None	—	50,000	100,000
	RU	1/12/15							1,000		62.15	62,150
John D. Lamb Vice President and CFO	LTIP 2015-17	None	—	73,333	146,666				—
Jonathon P. Rose Vice President	LTIP 2015-17	None	—	50,000	100,000
	RU	1/12/15							1,000		62.15	62,150

(1)
Reflects potential awards under the LTIP. The LTIP was implemented in 2010 with an initial “cycle” corresponding to the performance period 2008 – 10, a second cycle for the performance period 2009 – 11, and so on up through the eighth cycle for the performance period 2015 – 17 which is the only cycle shown in the table above since its performance period initiated in calendar year 2015. Payouts for the 2011-13, 2012-14, and 2013-15 cycles are reflected in the Summary Compensation Table (see footnote (2) from that table). A description of how the LTIP functions is described above under Long-Term Incentive Program (LTIP).

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

Units Available for Issuance

There are 1,105,815 units authorized under the Plan. As of December 31, 2015 there were 909,239 authorized but not issued units in the Plan. Securities issued or issuable under the Plan have been registered on a Form S-8 registration statement.

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

Outstanding Equity Awards At Fiscal Year-End; Option Exercise and Units Vested

The following table summarizes the outstanding equity award holdings held by our named executive officers as of December 31, 2015:

	Option Awards					Unit Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Units That Have Not Vested (#)	Market Value of Units That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Thomas M. Ringo President and CEO	—	—	—			4,387	281,075	—	—
Kevin C. Bates Vice President	—	—	—			4,250	272,298	—	—
John D. Lamb Vice President and CFO	—	—	—			—	—	—	—
Jonathon P. Rose Vice President	—	—	—			3,850	246,670	—	—

The following table summarizes the number of units acquired and amounts realized by our named executive officers during the year ended December 31, 2015 on the vesting of restricted units.

	Option Awards		Unit Awards
Name	Number of Units Acquired on Exercise	Value Realized on Exercise	Number of Units Acquired on Vesting	Value Realized on Vesting
	(#)	($)	(#) (1)	($)
Thomas M. Ringo President, President, CEO and CFO	—	—	2,363	148,903
Kevin C. Bates V.P. Timberland Investments	—	—	2,250	141,825
John D. Lamb Vice President and CFO	—	—	—	—
Jonathon P. Rose V.P. Real Estate	—	—	2,050	129,205

(1)
Of the 2,050 units acquired upon vesting in 2015 by Mr. Rose, he tendered back 558 units with an aggregate value of $35,169 to the Partnership in lieu of paying cash for payroll taxes due on the vesting.  As such, Mr. Rose retained a net position of 1,492 of these units.

Officer Unit Ownership Guidelines

In January 2016, the Partnership adopted unit ownership guidelines under which the President/CEO should hold units with a value of five times annual base salary. These guidelines are effective for our 2016 fiscal year but the President/CEO has five years to satisfy the guideline. We do not have formal unit ownership guidelines for our other named executive officers. As of February 17, 2016, Messrs. Ringo, Lamb, Bates and Rose owned units of Pope Resources that had the following values expressed as multiples of 2015 base salary.  In addition, the table below outlines in a relative sense how the respective ownership positions of each named executive officer was obtained.

		Thomas M. Ringo	Kevin C. Bates	John D. Lamb	Jonathan P. Rose
A	Total # of units owned - excluding unvested restricted units	21,506	17,394	500	7,313
B	Value of units owned - excluding unvested restricted units	$1,249,499	$1,010,591	$29,050	$424,885
C	Base salary	$325,000	$194,750	$250,000	$205,000
	Value divided by salary - B/C	3.8	5.2	0.1	2.1
% of A acquired via:
	Open market purchase	6%	5%	100%	—%
	Exercise of options	41%	21%	41%	32%
	Vesting of restricted units	52%	74%	52%	68%
D	Total # of unvested restricted units	4,961	3,050	1,000	3,250
E	Value of unvested restricted units	$288,234	$177,205	$58,100	$188,825
	Value divided by salary - E/C	0.9	0.9	0.2	0.9
F	Combined value of all owned units - B plus E	$1,537,733	$1,187,796	$87,150	$613,710
	Value divided by salary - F/C	4.7	6.1	0.3	3.0

Director Compensation

The following table sets forth a summary of the compensation we paid to our non-employee directors for their services as such in 2015:

Name	Fees Earned or Paid in Cash ($)	Unit Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Program Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation ($) (3)	Total ($)
William R. Brown (4)	6,000	—	—	—	—	60,963	66,963
John E. Conlin	35,000	46,613	—	—	—	10,613	92,226
Douglas E. Norberg (4)	22,500	46,613	—	—	—	10,613	79,726
Maria M. Pope	26,500	46,613	—	—	—	8,100	81,213
J. Thurston Roach	39,000	46,613	—	—	—	10,613	96,226

(1)
Amounts represent the market value on the date of grant (January 12, 2015) of restricted units received during the year.  These units are subject to a trading restriction until the units vest. These unit grants vest 50% on the third anniversary of the grant in January 2017 and the remaining 50% on the fourth anniversary of the grant date in January 2018. For each of Messrs. Conlin, Norberg, and Roach a total of 750 restricted units granted during fiscal year 2011 vested and became eligible for trading on April 11, 2015 and an additional 750 units granted during fiscal year 2012 vested and became eligible for trading on January 12, 2015. For Mr. Norberg, an additional 2,250 units vested and became eligible for trading on his retirement effective October 26, 2015.

(2)	No options were awarded in 2015.

(3)
Amounts represent distributions received on unvested restricted Partnership units. For Mr. Brown, amounts also include fees earned of $14,500 and a unit grant with a market value on the date of grant (March 24, 2015) of $46,463 received in his capacity as a board advisor prior to his election as director effective October 26, 2016.

(4)	Mr. Norberg retired and was succeeded by Mr. Brown effective October 26, 2015.

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

The Committee’s report is also intended to describe in general terms the process the committee undertakes and the matters it considers in determining the appropriate compensation for the Partnership's executive officers: Messrs. Ringo, Lamb, Bates, and Rose.

Composition of the Committee

The Committee is currently comprised of William R. Brown, John E. Conlin, Maria M. Pope, and J. Thurston Roach. Mr. Conlin served as Committee Chair during 2015. Douglas E. Norberg served on the Committee until his retirement from the Board in October 2015. None of the members are officers or employees of the Partnership or the General Partner.

Conclusion

The Human Resources Committee believes that for 2015 the compensation terms for Messrs. Ringo, Lamb, Bates, and Rose, as well as for our other management personnel, were clearly related to the realization of the goals and strategies established by the Partnership.  The discussion set forth in this section entitled “Compensation Discussion and Analysis” is hereby adopted as the Report of the Human Resources Committee for the year ended December 31, 2015.

John E. Conlin, Chair
 William R. Brown
 Maria M. Pope
 J. Thurston Roach

Audit Committee Report on Financial Statements

The Audit Committee of the General Partner’s Board of Directors has furnished the report set forth in the following section entitled “Responsibilities and Composition of the Audit Committee” on the Partnership’s year-end financial statements and audit for fiscal year 2015. The Audit Committee’s report is intended to identify the members of the Audit Committee and describe in general terms the responsibilities the Audit Committee assumes, the process it undertakes, and the matters it considers in reviewing the Partnership’s financial statements and monitoring the work of the Partnership’s external auditors.

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

The Audit Committee is comprised of J. Thurston Roach, William R. Brown, and John E. Conlin. Mr. Roach serves as Audit Committee Chair. All members of the Audit Committee are independent as defined under NASDAQ Rule 5605(a)(2) and Exchange Act Section 10A(m)(3), and all are financially literate. Mr. Brown is designated as a “financial expert” for purposes of NASDAQ Rule 5605(c)(2)(A).

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

J. Thurston Roach, Chair
William R. Brown
John E. Conlin

Item 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITY HOLDER MATTERS

Principal Unitholders

As of February 17, 2016, the following persons were known or believed by the Partnership (based solely on statements made in filings with the SEC or other information we believe to be reliable) to be the beneficial owners of more than 5% of the outstanding Partnership units:

Name and Address of Beneficial Owner	Number Of Units (1)	Percent of Class
James H. Dahl 501 Riverside, Suite 902 Jacksonville, FL 32202	514,202 (2)	11.8
Emily T. Andrews 601 Montgomery Street Suite 2000 San Francisco, CA 94111	498,203 (3)	11.5
Maria M. Pope 133 SW 2nd Ave., Ste. 301 Portland, OR 97204	320,418 (4)	7.4
Pictet Asset Management SA 60 Route des Acacias 1211 Geneva 73 Switzerland	310,205 (5)	7.1

(1)
Each beneficial owner has sole voting and investment power unless otherwise indicated. Includes restricted units that are unvested since beneficial owner receives distributions on all such restricted units.

(2)
Mr. Dahl filed a Schedule 13G on February 5, 2016 that indicates he is the direct beneficial owner of 147,652 Partnership units, that he owns another 212,579 units through various trusts over which he retains sole voting and investment power, and that he owns another 153,971 units for which he shares voting and dispositive power.

(3)
Includes 1,090 units owned by her husband, Adolphus Andrews, Jr. as to which she disclaims beneficial ownership. Also includes a total of 60,000 units held by Pope MGP, Inc. and Pope EGP, Inc., as to which she shares voting and investment power.

(4)
Includes (a) 239,317 units held by a limited liability company controlled by Ms. Pope; (b) 3,026 unvested restricted units; (c) 1,125 units held jointly with Ms. Pope’s spouse for which she disclaims beneficial ownership; (d) 640 units held in trust for Ms. Pope’s children for which she disclaims beneficial ownership; and (e) 60,000 units held by Pope MGP, Inc. and Pope EGP, Inc., as to which she shares investment and voting power.

(5)	Pictet Asset Management filed a Schedule 13G on February 13, 2015 that indicates it has shared voting and investment power over these units.

Management

As of February 17, 2016, the beneficial ownership of the Partnership units of (1) the named executives (2) the directors of the Partnership's general partners, (3) the general partners of the Partnership, and (4) the Partnership's officers, directors and general partners as a group, was as follows. **

Name	Position and Offices	Number of Units (1)	Percent of Class
Thomas M. Ringo	Director, President and CEO, Pope MGP, Inc. and the Partnership	26,467 (2)	*
William R. Brown	Director, Pope MGP, Inc.	1,526 (3)	*
John E. Conlin	Director, Pope MGP, Inc.	25,421 (4)	*
Maria M. Pope	Director, Pope MGP, Inc.	320,418 (5)	7.4
J. Thurston Roach	Director, Pope MGP, Inc.	8,026 (4)	*
John D. Lamb	Vice President and CFO	1,500 (6)	*
Kevin C. Bates	Vice President of Timberland Investments	20,444 (7)	*
Jonathan P. Rose	Vice President – Real Estate and President of Olympic Property Group	10,563 (8)	*
Pope MGP, Inc.	Managing General Partner of the Partnership	6,000	*
Pope EGP, Inc.	Equity General Partner of the Partnership	54,000	1.2
All General partners, directors and officers of general partners, and officers of the Partnership as a group (8 individuals and 2 entities)		414,365 (9)	9.5

*           Less than 1%
**        The address of each of these parties is c/o Pope Resources, 19950 Seventh Avenue NE, Suite 200, Poulsbo, WA 98370.

(1)
Each beneficial owner has sole voting and investment power unless otherwise indicated. Includes restricted units that are unvested since beneficial owner receives distributions on all such restricted units.

(2)	Includes 4,961 unvested restricted units.

(3)	Consists entirely of unvested restricted units.

(4)	Includes 3,026 unvested restricted units.

(5)
Includes 239,317 units held by a limited liability company controlled by Ms. Pope; 3,026 unvested restricted units and 1,125 units held jointly with Ms. Pope’s spouse for which she disclaims beneficial ownership.  Also includes 640 units held in trust for Ms. Pope’s children for which she disclaims beneficial ownership and 60,000 units held by Pope MGP, Inc. and Pope EGP, Inc., as to which she shares investment and voting power.

(6)	Includes 1,000 unvested restricted units.

(7)	Includes 3,050 unvested restricted units.

(8)	Includes 3,250 unvested restricted units.

(9)	For this computation, the 60,000 units held by Pope MGP, Inc. and Pope EGP, Inc. are excluded from units beneficially owned by Ms. Pope. Includes 22,865 unvested restricted units.

Equity Compensation Plan Information

The following table presents certain information with respect to the Partnership’s equity compensation plans and awards thereunder on December 31, 2015.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	N/A	909,239

Equity compensation plans not approved by security holders	-	-	-
Total	-	N/A	909,239

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

General Partner Fee. Pope MGP, Inc. receives an annual fee of $150,000, and reimbursement of administrative costs for its services as managing general partner of the Partnership, as stipulated in the Partnership Agreement. In accordance with our governing documents, two of the directors of the Pope MGP, Inc. are appointed by each of its two stockholders. From 1985 until his retirement in December 2012, Peter Pope was both a director and stockholder of Pope MGP, Inc. Maria Pope, daughter of Peter Pope, is currently a director and stockholder of Pope MGP, Inc.

ORM Timber Fund I, LP (“Fund I”). Pope Resources, A Delaware Limited Partnership owned 19% and Olympic Resource Management LLC owns 1% and is the general partner of Fund I. Thomas M. Ringo and Kevin C. Bates invested less than 1% of the capital in Fund I. The majority of this commitment was paid in the fourth quarter of 2006 when Fund I acquired timberland.  Fund I sold its tree farms in 2014 and was liquidated in 2015.  Messrs. Ringo and Bates are not direct investors in either Fund II or Fund III.

Director Independence

With the exception of Mr. Ringo, our Chief Executive Officer, and subject to the above discussions regarding the relationships between the Partnership and the Managing General Partner, all of the directors of the Managing General Partner are independent under applicable laws and regulations and the listing standards of NASDAQ.

Item 14.            PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes fees related to the Partnership’s principal accountants, KPMG LLP, during 2015 and 2014.

Description of services	2015	%	2014	%
Audit (1)	$426,425	91%	$423,800	85%
Audit related (2)	43,200	9%	72,540	15%
Tax (3)	—	—	—	—
All other fees (4)	1,650	—%	$1,650	—%
Total	$471,275	100%	$496,340	100%

(1)
Fees represent the arranged fees for the years presented, including the annual audit of internal controls as mandated under Sarbanes-Oxley section 404, and out-of-pocket expenses reimbursed during the years presented.

(2)	Fees represent the arranged fees for the years presented in connection with the audits of, ORM Timber Fund I LP (2014 only), ORM Timber Operating Company II, LLC, and ORM Timber Fund III Inc.

(3)	Fees paid for professional services in connection with tax consulting.

(4)	Subscription to KMPG LLP's Accounting Research Online tool.

Prior to hiring KPMG LLP to provide services to the Partnership, anticipated fees and a description of the services are presented to the Audit Committee. The Audit Committee then either agrees to hire KPMG LLP to provide the services or directs management to find a different service provider.

PART IV

Item 15.            EXHIBITS, FINANCIAL STATEMENT SCHEDULE

Exhibits.

No.	Document

3.1	Certificate of Limited Partnership. (1)

3.2	Limited Partnership Agreement, dated as of November 7, 1985. (1)

3.3	Amendment to Limited Partnership Agreement dated December 16, 1986. (2)

3.4	Amendment to Limited Partnership Agreement dated March 14, 1997. (4)

3.5	Certificate of Incorporation of Pope MGP, Inc. (1)

3.6	Amendment to Certificate of Incorporation of Pope MGP, Inc. (3)

3.7	Bylaws of Pope MGP, Inc. (1)

3.8	Certificate of Incorporation of Pope EGP, Inc. (1)

3.9	Amendment to Certificate of Incorporation of Pope EGP, Inc. (3)

3.10	Bylaws of Pope EGP, Inc. (1)

3.11	Amendment to Limited Partnership Agreement dated October 30, 2007. (7)

3.12	Audit Committee Charter. (5)

4.1	Specimen Depositary Receipt of Registrant. (1)

4.2	Limited Partnership Agreement dated as of November 7, 1985, as amended December 16, 1986 and March 14, 1997 (see Exhibits 3.2, 3.3 and 3.4).
4.3	Pope Resources 2005 Unit Incentive Plan. (6)

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

10.1	Form of Change of control agreement. (5)

10.2	First Amended and Restated Master Loan Agreement between Pope Resources and Northwest Farm Credit Services, FLCA dated June 10, 2010. (8)

10.3	Amendment No. 1 to First Amended and Restated Master Loan Agreement between Pope Resources and Northwest Farm Credit Services, FLCA dated August 6, 2010. (8)

10.4	First Amended and Restated Term Note from Pope Resources to Northwest Farm Credit Services, FLCA dated June 10, 2010. (8)
10.5	Term Note from Pope Resources to Northwest Farm Credit Services, FLCA dated June 10, 2010. (8)

10.6	First Amended and Restated Master Loan Agreement between Pope Resources and Northwest Farm Credit Services, PCA dated June 10, 2010. (8)

10.7	Amendment No. 1 to First Amended and Restated Master Loan Agreement between Pope Resources and Northwest Farm Credit Services, PCA dated August 6, 2010. (8)

10.8	Mortgage, Financing statement and Fixture Filing executed by Pope Resources in favor of Northwest Farm Credit Services, FLCA dated June 10, 2010. (8)

10.9	Mortgage, Financing statement and Fixture Filing executed by Pope Resources in favor of Northwest Farm Credit Services, PCA dated June 10, 2010. (8)

10.10	Loan Agreement between ORM Timber Operating Company II, LLC and Metropolitan Life Insurance Company dated September 1, 2010. (8)

10.11	First Amendment to Loan Agreement between ORM Timber Operating Company II, LLC and Metropolitan Life Insurance Company dated February 7, 2011. (8)

10.12	Promissory Note from ORM Timber Operating Company II, LLC to Metropolitan Life Insurance Company dated September 1, 2010. (8)

10.13	Guaranty by ORM Timber Fund II, Inc. in favor of Metropolitan Life Insurance Company dated September 1, 2010. (8)

10.14	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing between ORM Timber Operating Company II, LLC and Metropolitan Life Insurance Company dated September 1, 2010. (8)

10.15	Trust Deed, Security Agreement, Assignment of Leases and Rents and Fixture Filing between ORM Timber Operating Company II, LLC and Metropolitan Life Insurance Company dated September 1, 2010. (8)

10.16	Amendment No. 2 to First Amended and Restated Master Loan Agreement between Pope Resources and Northwest Farm Credit Services, FLCA dated June 30, 2012. (9)

10.17	Amendment No. 2 to First Amended and Restated Master Loan Agreement between Pope Resources and Northwest Farm Credit Services, PCA dated November 10, 2012. (9)

10.18	Note and Loan Agreement between Pope Resources and Northwest Farm Credit Services, FLCA dated December 20, 2012. (9)

10.19	Second Amendment to Loan Agreement between ORM Timber Operating Company II, LLC and Metropolitan Life Insurance Company dated August 15, 2013. (10)

10.20	Promissory Note from ORM Timber Operating Company II, LLC to Metropolitan Life Insurance Company dated August 15, 2013. (10)

10.21	Amendment and Reaffirmation of Guaranty by ORM Timber Fund II, Inc. in favor of Metropolitan Life Insurance Company dated August 15, 2013. (10)

10.22
First Amendment to Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing between ORM Timber Operating Company II, LLC and Metropolitan Life Insurance Company dated August 15, 2013. (10)

10.23
First Amendment to Trust Deed, Security Agreement, Assignment of Leases and Rents and Fixture Filing between ORM Timber Operating Company II, LLC and Metropolitan Life Insurance Company dated August 15, 2013. (10)

10.24	Master Loan Agreement among ORM Timber Fund III (REIT) Inc. and Northwest Farm Credit Services, FLCA and Northwest Farm Credit Services, PCA dated December 2, 2013. (10)

10.25	Promissory Note from ORM Timber Fund III (REIT) Inc. to Northwest Farm Credit Services, FLCA dated December 2, 2013. (10)

10.26
Mortgage, Assignment of Rents, Security Agreement, Financing Statement and Fixture Filing between ORM Timber Fund III (REIT) Inc. and Northwest Farm Credit Services, FLCA dated December 2, 2013 (Grays Harbor County). (10)

10.27
Mortgage, Assignment of Rents, Security Agreement, Financing Statement and Fixture Filing between ORM Timber Fund III (REIT) Inc. and Northwest Farm Credit Services, FLCA dated December 2, 2013 (Pacific County). (10)

10.28
Mortgage, Assignment of Rents, Security Agreement, Financing Statement and Fixture Filing between ORM Timber Fund III (REIT) Inc. and Northwest Farm Credit Services, FLCA dated December 2, 2013 (Siskiyou County). (10)

10.29	Guaranty Agreement by ORM Timber Fund III LLC and ORM Timber Fund III (Foreign) LLC in favor of Northwest Farm Credit Services, FLCA dated December 2, 2013. (10)

10.30	Amendment No. 3 to Master Loan Agreement among ORM Timber Fund III (REIT) Inc. and Northwest Farm Credit Services, FLCA and Northwest Farm Credit Services, PCA dated October 14, 2014. (11)

10.31	Promissory Note from ORM Timber Fund III (REIT) Inc. to Northwest Farm Credit Services, FLCA dated October 14, 2014. (11)

10.32	Mortgage, Financing Statement and Fixture Filing between ORM Timber Fund III (REIT) Inc. and Northwest Farm Credit Services, PCA dated October 14, 2014. (11)

10.33	Mortgage, Financing Statement and Fixture Filing between ORM Timber Fund III (REIT) Inc. and Northwest Farm Credit Services, FLCA dated October 14, 2014. (11)

10.34	Guaranty Agreement by ORM Timber Fund III LLC and ORM Timber Fund III (Foreign) LLC in favor of Northwest Farm Credit Services, FLCA dated December 2, 2013. (11)

10.35	Revolving Operating Note from Pope Resources to Northwest Farm Credit Services, PCA dated April 1, 2015. (12)

10.36	Amendment No. 3 to First Amended And Restated Master Loan Agreement between Pope REsources and Northwest Farm Credit Services, FLCA dated April 1, 2015. (12)

10.37	Amendment No. 3 to First Amended and Restated Master Loan Agreement between Pope Resources and Northwest Farm Credit Services, PCA dated April 1, 2015. (12)

21.1	Significant Subsidiaries. (13)

23.1	Consent of Registered Independent Public Accounting Firm. (13)

31.1	Certificate of Chief Executive Officer. (13)

31.2	Certificate of Chief Financial Officer. (13)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (13)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (13)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Partnership’s registration on Form 10 filed under File No. 1-9035 and declared effective on December 5, 1985.

(2)	Incorporated by reference from the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 1987.

(3)	Incorporated by reference from the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 1988.

(4)	Incorporated by reference from the Partnership’s Proxy Statement filed on February 14, 1997.

(5)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2005.

(6)	Filed with Form S-8 on September 9, 2005.

(7)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2007.

(8)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2010.

(9)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2012.

(10)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2013.

(11)	Incorporated by reference to the Partnership's annual report on form 10-K for the fiscal year ended December 31, 2014.

(12)	Incorporated by reference to the Partnership's quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2015.

(13) Filed with this annual report on Form 10-K for the fiscal year ended December 31, 2015.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POPE RESOURCES, A Delaware
Limited Partnership

By POPE MGP, INC.
Managing General Partner

Date: March 4, 2016	By /s/ Thomas M. Ringo
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the date indicated.

Date: March 4, 2016	By /s/ Thomas M. Ringo
Thomas M. Ringo,
President and Chief Executive Officer (principal executive and financial officer), Partnership and Pope MGP, Inc.; Director, Pope MGP, Inc.

Date: March 4, 2016	By /s/ John D. Lamb
John D. Lamb
Vice President and Chief Financial Officer (principal financial officer), Partnership and Pope MGP, Inc.

Date: March 4, 2016	By /s/ Sean M. Tallarico
Sean M. Tallarico
Controller (principal accounting officer), Partnership

Date: March 4, 2016	By /s/ William R. Brown
William R. Brown
Director, Pope MGP, Inc.

Date: March 4, 2016	By /s/ John E. Conlin
John E. Conlin
Director, Pope MGP, Inc.

Date: March 4, 2016	By /s/ Maria M. Pope
Maria M. Pope
Director, Pope MGP, Inc.

Date: March 4, 2016	By /s/ J. Thurston Roach
J. Thurston Roach
Director, Pope MGP, Inc.