Form 10-Q
period 2016-03-31
POPE RESOURCES LTD PARTNERSHIP
filed 2016-05-09
CIK 784011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Partnership units outstanding at April 29, 2016: 4,348,298

Pope Resources
Index to Form 10-Q Filing
For the Three Months Ended March 31, 2016

P A R T  I – FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
Pope Resources, a Delaware Limited Partnership
March 31, 2016 and December 31, 2015
(in thousands)

	2016	2015
ASSETS
Current assets
Partnership cash	$1,262	$6,310
ORM Timber Funds cash	2,679	3,396
Cash	3,941	9,706
Accounts receivable, net	3,184	3,238
Land held for sale	2,779	3,642
Prepaid expenses and other	869	810
Total current assets	10,773	17,396
Property and equipment, at cost
Timber and roads, net of accumulated depletion (2016 - $105,722; 2015 - $103,378)	263,606	266,104
Timberland	53,798	53,879
Land held for development	26,181	25,653
Buildings and equipment, net of accumulated depreciation (2016 - $7,380; 2015 - $7,251)	5,976	6,024
Total property and equipment, at cost	349,561	351,660

Other assets	973	1,000
Total assets	$361,307	$370,056

LIABILITIES, PARTNERS' CAPITAL AND NONCONTROLLING INTERESTS
Current liabilities
Accounts payable	$1,360	$1,384
Accrued liabilities	2,800	3,442
Current portion of long-term debt	115	114
Deferred revenue	453	278
Current portion of environmental remediation liability	11,946	11,200
Other current liabilities	293	322
Total current liabilities	16,967	16,740

Long-term debt, net of unamortized debt issuance costs and current portion	86,018	84,537
Environmental remediation and other long-term liabilities	1,720	5,713
Partners' capital and noncontrolling interests
General partners' capital (units issued and outstanding 2016 - 60; 2015 - 60)	957	1,009
Limited partners' capital (units issued and outstanding 2016 - 4,288; 2015 - 4,240)	59,778	63,539
Noncontrolling interests	195,867	198,518
Total partners' capital and noncontrolling interests	256,602	263,066
Total liabilities, partners' capital and noncontrolling interests	$361,307	$370,056
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
Pope Resources, a Delaware Limited Partnership
For the Three Months Ended March 31, 2016 and 2015
(in thousands, except per unit data)

	2016	2015
Revenue	$11,069	$26,908
Cost of sales	(7,140)	(14,497)
Operating expenses	(3,373)	(3,148)
General and administrative expenses	(1,604)	(1,190)
Gain on sale of timberland	226	—
Income (loss) from operations	(822)	8,073

Interest expense, net	(658)	(745)

Income (loss) before income taxes	(1,480)	7,328
Income tax expense	(50)	(340)
Net and comprehensive income (loss)	(1,530)	6,988

Net and comprehensive loss attributable to noncontrolling interests - ORM Timber Funds	496	821
Net and comprehensive income (loss) attributable to unitholders	$(1,034)	$7,809

Allocable to general partners	$(14)	$109
Allocable to limited partners	(1,020)	7,700
Net and comprehensive income (loss) attributable to unitholders	$(1,034)	$7,809

Basic and diluted earnings (loss) per unit attributable to unitholders	$(0.25)	$1.80

Basic and diluted weighted average units outstanding	4,311	4,295

Distributions per unit	$0.70	$0.65
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (Unaudited)
Pope Resources, a Delaware Limited Partnership
Three Months Ended March 31, 2016
(in thousands)

	Attributable to Pope Resources
	General Partners	Limited Partners	Noncontrolling Interests	Total
December 31, 2015	$1,009	$63,539	$198,518	$263,066
Net loss	(14)	(1,020)	(496)	(1,530)
Cash distributions	(42)	(3,001)	(2,155)	(5,198)
Equity-based compensation	6	410	—	416
Indirect repurchase of units for minimum tax withholding	(2)	(150)	—	(152)
March 31, 2016	$957	$59,778	$195,867	$256,602
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Pope Resources, a Delaware Limited Partnership
Three Months Ended March 31, 2016 and 2015
(in thousands)

	2016	2015
Net income (loss)	$(1,530)	$6,988
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depletion	2,330	3,211
Equity-based compensation	416	338
Excess tax benefit of equity-based compensation	—	(5)
Depreciation and amortization	184	155
Deferred taxes	—	179
Cost of land sold	904	4,078
Gain on sale of timberland	(226)	—
Gain on disposal of property and equipment	(13)	—
Cash flows from changes in operating accounts
Accounts receivable, net	333	423
Prepaid expenses and other assets	(33)	(2,894)
Real estate project expenditures	(569)	(2,586)
Accounts payable and accrued liabilities	(654)	(686)
Deferred revenue	175	199
Environmental remediation	(3,222)	(286)
Other current and long-term liabilities	(55)	8
Net cash provided by (used in) operating activities	(1,960)	9,122

Cash flows from investing activities
Maturity of short-term investments	—	1,000
Reforestation and roads	(263)	(426)
Buildings and equipment	(109)	(136)
Acquisition of timberland - Partnership	—	(2,876)
Proceeds from sale of timberland	445	—
Net cash provided by (used in) investing activities	73	(2,438)

Cash flows from financing activities
Draw on line of credit	1,500	—
Repayment of long-term debt	(28)	(27)
Payroll taxes paid on unit net settlements	(152)	(107)
Excess tax benefit of equity-based compensation	—	5
Cash distributions to unitholders	(3,043)	(2,818)
Cash distributions - ORM Timber Funds, net of distributions to Partnership	(2,155)	(1,660)
Net cash used in financing activities	(3,878)	(4,607)

Net increase (decrease) in cash and cash equivalents	(5,765)	2,077
Cash at beginning of period	9,706	24,028
Cash at end of period	$3,941	$26,105
See accompanying notes to condensed consolidated financial statements.

POPE RESOURCES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2016

1.
The condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015 and the related condensed consolidated statements of comprehensive income (loss) for the three-month periods ended March 31, 2016 and 2015 have been prepared by Pope Resources, A Delaware Limited Partnership (the “Partnership”), pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements are unaudited, but, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2015 is derived from the Partnership’s audited consolidated financial statements and notes thereto for the year ended December 31, 2015, and should be read in conjunction with such financial statements and notes. The results of operations for the interim periods are not indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2016.

2.
The financial statements in the Partnership’s 2015 annual report on Form 10-K include a summary of significant accounting policies of the Partnership and should be read in conjunction with this Quarterly Report on Form 10-Q.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which requires substantially all leases to be reflected on the balance sheet as a liability and a right-of-use asset. The ASU will replace existing lease accounting guidance in U.S. GAAP when it becomes effective on January 1, 2019, though early application is permitted. The standard will be applied on a modified retrospective basis in which certain optional practical expedients may be applied. Due to the Partnership's limited leasing activity, management does not expect the effect of this standard to be material to its ongoing financial reporting.

The Partnership adopted ASU 2015-17, Balance Sheet Classification of Deferred Taxes, effective January 1, 2016. In accordance with this standard, all deferred tax assets and liabilities are classified as noncurrent on the Partnership's condensed consolidated balance sheets. Our adoption of this ASU did not have a material impact on our consolidated financial statements and related disclosures.

3.
The Partnership has two general partners: Pope MGP, Inc. and Pope EGP, Inc. In total, these two entities own 60,000 partnership units. The allocation of distributions, profits and losses between the general and limited partners is pro-rata across all units outstanding.

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

Pope Resources and ORMLLC together owned 20% of Fund I, currently own 20% of Fund II and 5% of Fund III. The Funds are considered variable interest entities because their organizational and governance structures are the functional equivalent of a limited partnership. As the general partner or managing member of the Funds, the Partnership is the primary beneficiary of the Funds as it has the authority to direct the activities that most significantly impact their economic performance, as well as the right to receive benefits and obligation to absorb losses that could potentially be significant to the Funds. Accordingly, the Funds are consolidated into the Partnership’s financial statements. Additionally, the obligations of each of the Funds do not have any recourse to the Partnership.

The consolidated financial statements exclude management fees paid by the Funds to ORMLLC as they are eliminated in consolidation. See note 5 for a breakdown of operating results before and after such eliminations. The portion of these fees, among other items of income and expense, attributed to third-party investors is reflected as an adjustment to income (loss) in the Partnership’s Condensed Consolidated Statement of Comprehensive Income (Loss) under the caption “Net and comprehensive loss attributable to noncontrolling interests - ORM Timber Funds.”

The Partnership’s condensed consolidated balance sheet included assets and liabilities of the Funds as of March 31, 2016 and December 31, 2015, which were as follows:

(in thousands)	March 31, 2016	December 31, 2015
Assets:
Cash	$2,679	$3,396
Other current assets	1,028	602
Total current assets	3,707	3,998
Properties and equipment, net of accumulated depletion and depreciation (2016 - $36,818; 2015 - $34,757)	269,462	271,850
Total assets	$273,169	$275,848
Liabilities and equity:
Current liabilities	$1,804	$1,723
Long-term debt	57,251	57,246
Total liabilities	59,055	58,969
Funds' equity	214,114	216,879
Total liabilities and equity	$273,169	$275,848

5.
In the presentation of the Partnership’s revenue and operating income (loss) by segment, all intersegment revenue and expense is eliminated to determine operating income (loss) reported externally. The following tables reconcile internally reported income (loss) from operations to externally reported income (loss) from operations by business segment, for the three months ended March 31, 2016 and 2015:

	Fee Timber
Three Months Ended March 31, (in thousands)	Pope Resources	ORM Timber Funds	Total Fee Timber	Timberland Management	Real Estate	Other	Consolidated
2016
Revenue - internal	$4,438	$5,362	$9,800	$823	$1,384	$—	$12,007
Eliminations	(48)	—	(48)	(815)	(75)	—	(938)
Revenue - external	4,390	5,362	9,752	8	1,309	—	11,069

Cost of sales	(1,608)	(4,285)	(5,893)	—	(1,247)	—	(7,140)

Operating, general and administrative expenses - internal	(1,200)	(1,243)	(2,443)	(741)	(1,108)	(1,623)	(5,915)
Eliminations	27	815	842	67	10	19	938
Operating, general and administrative expenses - external	(1,173)	(428)	(1,601)	(674)	(1,098)	(1,604)	(4,977)
Gain on sale of timberland	—	226	226	—	—	—	226

Income (loss) from operations - internal	1,630	60	1,690	82	(971)	(1,623)	(822)
Eliminations	(21)	815	794	(748)	(65)	19	—

Income (loss) from operations - external	$1,609	$875	$2,484	$(666)	$(1,036)	$(1,604)	$(822)

2015
Revenue - internal	$8,872	$7,156	$16,028	$834	$10,996	$—	$27,858
Eliminations	(82)	—	(82)	(834)	(34)	—	(950)
Revenue - external	8,790	7,156	15,946	—	10,962	—	26,908

Cost of sales	(3,607)	(5,995)	(9,602)	—	(4,895)	—	(14,497)

Operating, general and administrative expenses - internal	(1,095)	(1,223)	(2,318)	(811)	(940)	(1,219)	(5,288)
Eliminations	—	834	834	82	5	29	950
Operating, general and administrative expenses -external	(1,095)	(389)	(1,484)	(729)	(935)	(1,190)	(4,338)

Income (loss) from operations - internal	4,170	(62)	4,108	23	5,161	(1,219)	8,073
Eliminations	(82)	834	752	(752)	(29)	29	—

Income (loss) from operations - external	$4,088	$772	$4,860	$(729)	$5,132	$(1,190)	$8,073

6.
Basic and diluted earnings (loss) per unit are calculated by dividing net income (loss) attributable to unitholders, adjusted for non-forfeitable distributions paid out to unvested restricted unitholders and preferred shareholders of Fund II and Fund III, by the weighted average units outstanding during the period.  There were no dilutive securities outstanding during the periods presented. The following table shows the calculation of basic and diluted income (loss) per unit:

	Quarter Ended March 31,
(in thousands, except per unit amounts)	2016	2015
Net and comprehensive income (loss) attributable to unitholders	$(1,034)	$7,809
Less:
Net and comprehensive income attributable to unvested restricted unitholders	(25)	(66)
Preferred share dividends - ORM Timber Funds	(8)	(8)
Net and comprehensive income (loss) for calculation of earnings (loss) per unit	$(1,067)	$7,735

Basic and diluted weighted average units outstanding	4,311	4,295

Basic and diluted earnings (loss) per unit	$(0.25)	$1.80

7.
In January 2016, the Partnership granted 10,400 restricted units pursuant to the management incentive compensation program and 3,880 restricted units to members of the Board of Directors. These restricted units vest ratably over four years with the grant date fair value equal to the market price on the date of grant. In March 2016, 476 units were granted with no restrictions to certain board members who elected to receive their quarterly board compensation in the form of units rather than cash. Units granted to board members are included in the calculation of total equity compensation expense, which is recognized over the vesting period, for restricted units, or immediately for unrestricted units. Grants to individuals who are retirement-eligible on the date of grant are expensed immediately. We recognized $416,000 and $338,000 of equity compensation expense in the first quarter of 2016 and 2015, respectively.

8.
Supplemental disclosure of cash flow information: interest paid, net of amounts capitalized, totaled $397,000 and $457,000 for the first quarter of 2016 and 2015, respectively. The Partnership paid income taxes of $50,000 and $76,000 during the first quarter of 2016 and 2015, respectively.

9.
The Partnership’s financial instruments include cash and accounts receivable, for which the carrying amount of each represents fair value based on current market interest rates or their short-term nature. Carrying amounts of contracts receivable, although long-term, also approximate fair value based on current market rates. During the first quarter of 2016, the Partnership borrowed $1.5 million on its operating line of credit. The carrying amount of the borrowing equals fair value due to its variable interest rate. Outstanding borrowings on the line of credit are reflected within long-term debt because the line of credit matures in April 2020 and interim principal payments are not required.

The Partnership’s and the Funds’ fixed-rate debt collectively have a carrying value of $84.8 million and $84.9 million as of March 31, 2016 and December 31, 2015, respectively, excluding debt issuance costs.   The estimated fair value of this debt, based on current interest rates for similar instruments (Level 2 inputs in the Fair Value Hierarchy), is approximately $91.9 million and $89.8 million, as of March 31, 2016 and December 31, 2015, respectively.

10.
The Partnership had an accrual for estimated environmental remediation costs of $13.5 million and $16.8 million as of March 31, 2016 and December 31, 2015, respectively. The environmental remediation liability represents management’s estimate of payments to be made to monitor and remediate certain areas in and around Port Gamble Bay, Washington.

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

The environmental liability at March 31, 2016 is comprised of $11.9 million that management expects to expend in the next 12 months and $1.6 million thereafter.

Activity in the environmental liability is as follows:

(in thousands)	Balance at Beginning of the Period	Additions to Accrual	Expenditures for Remediation	Balance at Period-end
Year ended December 31, 2014	$13,241	$10,000	$1,590	$21,651
Year ended December 31, 2015	21,651	—	4,890	16,761
Quarter ended March 31, 2016	16,761	—	3,222	13,539

ITEM 2.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains a number of projections and statements about our expected financial condition, operating results, and business plans and objectives. These statements reflect management’s estimates based upon our current expectations, in light of management’s knowledge of existing circumstances and expectations about future developments. Statements about expectations and future performance are “forward looking statements” within the meaning of applicable securities laws, which describe our goals, objectives and anticipated performance. These statements can be identified by words such as “anticipate,” “believe,” “expect,” “intend” and similar expressions. These statements are inherently uncertain, and some or all of these statements may not come to pass. Accordingly, you should not interpret these statements as promises that we will perform at a given level or that we will take any or all of the actions we currently expect to take. Our future actions, as well as our actual performance, will vary from our current expectations, and under various circumstances these variations may be material and adverse. Some of the factors that may cause our actual operating results and financial condition to fall short of our expectations are set forth in the part of this report entitled “Risk Factors” in Part II, Item 1A below. From time to time we identify other risks and uncertainties in our other filings with the Securities and Exchange Commission. The forward-looking statements in this report reflect our estimates and expectations as of the date of the report, and unless required by law, we do not undertake to update these statements as our business operations and environment change.

This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included with this report.

EXECUTIVE OVERVIEW

Pope Resources, A Delaware Limited Partnership (“we” or the “Partnership”), is engaged in three primary businesses. The first, and by far most significant segment in terms of owned assets and operations, is the Fee Timber segment. This segment includes timberlands owned directly by the Partnership and operations of two private equity funds ("Fund II" and "Fund III", collectively, the “Funds”). When we refer to the timberland owned by the Partnership, we describe it as the Partnership’s tree farms. We refer to timberland owned by the Funds as the Funds’ tree farms. When referring collectively to the Partnership’s and Funds’ timberland we will refer to them as the Combined tree farms. Operations in this segment consist of growing timber to be harvested as logs for sale to domestic manufacturers and export brokers. The second most significant business segment in terms of total assets owned is the development and sale of real estate. Real Estate activities primarily take the form of securing permits, entitlements, and, in some cases, installing infrastructure for raw land development and then realizing that land’s value by selling larger parcels to buyers who will take the land further up the value chain by either selling homes to retail buyers or lots to developers of commercial property. Since these land projects span multiple years, the Real Estate segment may incur losses for multiple years while a project is developed, and will not recognize operating income until that project is sold. In addition, within this segment we sometimes negotiate and sell development rights in the form of conservation easements (CE’s) on Fee Timber properties which preclude future development, but allow continued forestry operations. Our third business segment, which we refer to as Timberland Management, is engaged in organizing and managing private equity timber funds using capital invested by third parties and the Partnership.

Our primary strategy for adding timberland acreage is centered on our private equity timber fund business model, although in some instances, where not restricted by the Funds' governing documents, we may acquire timberlands directly. We have assets under management totaling approximately $364 million as of March 31, 2016, based on the most recent appraisals. Through our 20% co-investment in Fund II and our 5% co-investment in Fund III, we have deployed $26 million of Partnership capital. Our co-investment affords us a share of the Funds’ operating cash flows while also allowing us to earn asset management and timberland management fees, as well as potential future incentive fees, based upon the overall success of each fund. We also believe that this strategy allows us to maintain more sophisticated expertise in timberland acquisition, valuation, and management on a more cost-effective basis than we could for the Partnership’s timberlands alone. We believe our co-investment strategy also enhances our credibility with existing and prospective Fund investors by demonstrating that we have both an operational and a financial commitment to the Funds’ success.

The Funds are consolidated into our financial statements, but then income or loss attributable to equity owned by third parties is eliminated from consolidated results in our Condensed Consolidated Statements of Comprehensive Income (Loss) under the caption “Net and comprehensive loss attributable to non-controlling interests-ORM Timber Funds” to arrive at comprehensive income (loss) attributable to unitholders of the Partnership.

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

First quarter highlights

•
Harvest volume was 15.6 million board feet (MMBF) in Q1 2016 compared to 24.5 MMBF in Q1 2015, a 36% decrease. These harvest volume figures do not include timber deed sales by Fund III of 0.6 MMBF in Q1 2015. The harvest volume and log price realization metrics cited below also exclude these timber deed sales.

•	Average realized log price per thousand board feet (MBF) was $591 in Q1 2016 compared to $609 per MBF in Q1 2015, a 3% decrease.

•	Fund properties contributed 60% of Q1 2016 harvest volume, compared to 49% in Q1 2015.

•
As a percentage of total harvest, volume sold to export markets in Q1 2016 decreased to 18% from 19% in Q1 2015, while the mix of volume sold to domestic markets was 60% in Q1 2016 compared to 57% in Q1 2015. Hardwood and pulpwood log sales make up the balance of total harvest volume.

•
The percentage of total harvest comprised of Douglas-fir sawlogs increased to 55% in Q1 2016 from 46% in Q1 2015, with a corresponding decrease in the whitewood sawlog component to 17% in Q1 2016 from 25% in Q1 2015.

•	During Q1 2016 we closed on the sale of nine lots from our Harbor Hill project in Gig Harbor, Washington, for $1.0 million.

•	Our timber funds sold two small parcels from their tree farms totaling 205 acres for $772,000, recognizing a gain on the sales of $226,000.

Outlook

In total, we expect our 2016 harvest volume to be between 83 and 90 MMBF and shifted more towards the second half of the year than is typical for us. We will continue to monitor log markets and adjust our harvest levels as the year progresses. For our Real Estate segment, markets remain strong and we anticipate significant residential lot sales from our Harbor Hill project in the second half of 2016.

RESULTS OF OPERATIONS

The following table reconciles and compares key revenue and cost elements that impacted our net and comprehensive income (loss) for the respective quarters ended March 31, 2016 and 2015.  The explanatory text that follows the table describes in detail certain of these changes by business segment.

(in thousands)	Quarter Ended March 31,
Net and comprehensive income (loss) attributable to Pope Resources' unitholders:
2016 period	$(1,034)
2015 period	7,809
Variance	$(8,843)
Detail of variance:
Fee Timber
Log volumes (A)	$(5,420)
Log price realizations (B)	(281)
Gain on sale of timberland	226
Timber deed sales	(211)
Production costs	2,828
Depletion	881
Other Fee Timber	(399)
Timberland Management	63
Real Estate
Land sales	(1,584)
Conservation easement sales	(4,311)
Other Real Estate	(273)
General and administrative costs	(414)
Net interest expense	87
Income taxes	290
Noncontrolling interests	(325)
Total variances	$(8,843)

(A)	Volume variance calculated by extending change in sales volume by the average log sales price for the comparison period.

(B)	Price variance calculated by extending the change in average realized price by current period sales volume.

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

Revenue and operating income for the Fee Timber segment for the quarters ended March 31, 2016, December 31, 2015, and March 31, 2015 were as follows:

(in millions) Quarter ended	Log Sale Revenue	Other Revenue	Total Fee Timber Revenue	Gain on Sale of Timberland	Operating Income (Loss)	Harvest Volume (MMBF)	Timber Deed Sale Volume (MMBF)
Partnership	$4.0	$0.4	$4.4	$—	$1.6	6.3	—
Funds	5.2	0.2	5.4	0.2	0.9	9.3	—
Total March 2016	$9.2	$0.6	$9.8	$0.2	$2.5	15.6	—

Partnership	$8.2	$0.7	$8.9	$—	$4.1	13.8	—
Funds	6.6	0.1	6.7	—	1.1	11.9	—
Total December 2015	$14.8	$0.8	$15.6	$—	$5.2	25.7	—

Partnership	$8.3	$0.5	$8.8	$—	$4.1	12.5	—
Funds	6.7	0.4	7.1	—	0.8	12	0.6
Total March 2015	$15.0	$0.9	$15.9	$—	$4.9	24.5	0.6

Operating Income

Comparing Q1 2016 to Q4 2015.  Operating income decreased $2.7 million, or 52%, to $2.5 million in Q1 2016 from $5.2 million in Q4 2015, primarily as a result of a 39% decrease in harvest volume, as well as a $287,000 decrease in other revenue. These decreases were offset partially by a 2% increase in average realized log prices, a 29% decrease in cost of sales, due to the lower harvest volume, a $547,000 decrease in operating expenses, and a Q1 2016 gain of $226,000 on the sale of two small Fund properties that had no counterpart in Q4 2015.

Comparing Q1 2016 to Q1 2015.  Operating income decreased $2.4 million, or 49%, to $2.5 million in Q1 2016 from $4.9 million in Q1 2015, primarily as a result of a 36% decrease in harvest volume, as well as a 3% decrease in average realized log prices. A $478,000 decrease in other revenue stemming from no commercial thinning revenue or timber deed sales in Q1 2016, along with a $117,000 increase in operating expenses, also contributed to the reduction in operating income. These factors were offset partially by a 39% decrease in cost of sales, due to the lower harvest volume, and a Q1 2016 gain of $226,000 on the sale of two small Fund properties that had no counterpart during Q1 2015.

Revenue

Comparing Q1 2016 to Q4 2015.  Log sale revenue decreased $5.6 million, or 38%, in Q1 2016 from Q4 2015 as a result of a 39% decrease in harvest volume that was offset slightly by a 2% increase in average realized log prices. A Q1 2016 combination of poor weather conditions that limited access to higher-elevation timber on both the Partnership and Fund tree farms, as well as expectations of better domestic log prices later in the year on an improved U.S. housing market, resulted in the lower harvest volume in the Q1 2016. By contrast, we harvested 31% of our annual volume in Q4 2015. The decrease in other revenue resulted from the lack of commercial thinning activity and reductions in revenue from cell tower leases and mineral royalties.

Comparing Q1 2016 to Q1 2015.  Log sale revenue in Q1 2016 decreased $5.8 million, or 39%, in Q1 2016 from Q1 2015 primarily as a result of a 36% decrease in harvest volume and a 3% decrease in average realized log prices. The harvest volume decline is the result of poor weather conditions during Q1 2016 that limited access to higher-elevation timber on both our Partnership and Fund tree farms, compared to unseasonably warm weather conditions during Q1 2015 that allowed for increased access to timberland throughout our operating region. Other revenue declined by $478,000 in Q1 2016 as we had no commercial thinning revenue or timber deed sales.

Log Volume

We harvested the following log volumes by species from the Combined tree farms, exclusive of timber deed sales, for the quarters ended March 31, 2016, December 31, 2015, and March 31, 2015:

Volume (in MMBF)		Quarter Ended
		Mar-16	% Total	Dec-15	% Total	Mar-15	% Total
Sawlogs	Douglas-fir	8.6	55%	11.0	43%	11.3	46%
	Whitewood	2.7	17%	8.8	34%	6.0	25%
	Pine	—	—%	1.2	5%	—	—%
	Cedar	0.9	6%	0.9	3%	1.3	5%
	Hardwood	0.6	4%	1.0	4%	1.5	6%
Pulpwood	All Species	2.8	18%	2.8	11%	4.4	18%
Total		15.6	100%	25.7	100%	24.5	100%

Comparing Q1 2016 to Q4 2015. Harvest volume decreased 10.1 MMBF, or 39%, in Q1 2016 from Q4 2015. Poor weather during Q1 2016 that limited access to our higher-elevation timberlands, combined with the back-loading of our 2015 harvest volume into Q4, resulted in the decline in harvest volume. These weather conditions also influenced our species mix, which shifted towards Douglas-fir and away from whitewood and we had almost no pine volume in Q1 2016 compared to Q4 2015. Whitewood is more prevalent at higher elevations and our pine volume comes predominantly from Fund III's northern California tree farm that is also at higher elevations. In addition, weak demand from the export market for whitewood reduced prices for that species, whereas pricing for Douglas-fir was more favorable which influenced this shift in species mix towards Douglas-fir.

 Comparing Q1 2016 to Q1 2015. Harvest volume decreased 8.9 MMBF, or 36%, in Q1 2016 from Q1 2015. The decrease is due primarily to the poor weather conditions in Q1 2016 compared to the unseasonably warm weather during Q1 2015. In addition, we did not front-load volume in Q1 2016 as we expect domestic log prices to improve later in the year as the U.S. housing market continues to improve. As with the Q1 2016 to Q4 2015 comparison, we experienced the same shift in species mix towards Douglas-fir in Q1 2016 compared to Q1 2015.

Log Prices

Logs from the Combined tree farms serve a number of different domestic and export markets, with domestic mills historically representing our largest market destination. Export customers consist of log brokers who sell the logs primarily to Japan, China and, to a lesser degree, Korea.

We realized the following log prices by species for the quarters ended March 31, 2016, December 31, 2015, and March 31, 2015:

		Quarter Ended
		Mar-16	Dec-15	Mar-15
Average price realizations (per MBF):
Sawlogs	Douglas-fir	$620	$614	$644
	Whitewood	490	541	555
	Pine	—	526	—
	Cedar	1,514	1,308	1,509
	Hardwood	539	572	646
Pulpwood	All Species	312	326	328
Overall		591	577	609

The following table compares the dollar and percentage change in log prices from each of Q4 2015 and Q1 2015 to Q1 2016:

		Change to Q1 2016 from Quarter Ended
		Dec-15		Mar-15
		$/MBF	%	$/MBF	%
Sawlogs	Douglas-fir	$6	1%	$(24)	(4%)
	Whitewood	(51)	(9%)	(65)	(12%)
	Pine	NA	NA	NA	NA
	Cedar	206	16%	5	—%
	Hardwood	(33)	(6%)	(107)	(17%)
Pulpwood	All Species	(14)	(4%)	(16)	(5%)
Overall		14	2%	(18)	(3%)

Overall realized log prices in Q1 2016 were 2% higher than Q4 2015. Our overall average is influenced heavily by price movements for our two most prevalent species on the Combined tree farms, Douglas-fir and whitewood, and the relative mix of harvest volume between those two species. From Q4 2015 to Q1 2016, log prices for Douglas-fir were up 1%, while prices for whitewood were down 9% on weakness in the export market. The increase in the Q1 2016 overall average log prices compared to Q1 2016 is attributable primarily to the shift in species mix towards Douglas-fir. Cedar, though only 6% of our Q1 2016 production, experienced a 16% price increase which also contributed to increase in the overall realized log price. In Q4 2015, 13% of cedar volume was lower-value incense cedar produced on Fund III's northern California tree farm, while in Q1 2016 all cedar volume was higher-value western red cedar produced primarily on the Parternship's tree farms.

Overall realized log prices in Q1 2016 were 3% lower than Q1 2015. The decline was again heavily influenced by the price decreases of 4% and 12% in Douglas-fir and whitewood, respectively, though the shift towards Douglas-fir in Q1 2016 did reduce the impact of the larger decrease in whitewood pricing. An increase in lumber imported from Canada during Q1 2016 following the expiration of the Softwood Lumber Agreement in Q4 2015 also exerted downward pressure on prices in the domestic market relative to Q1 2015. Whitewood prices declined as a result of weakness in the China market and the strength of the U.S. dollar. Hardwood prices declined 17% due to Q1 2015 prices including the production of a significant portion of higher-value red alder peeler logs that had no counterpart in Q1 2016, though hardwood's impact on the overall price decline is limited due to its low share of total harvest volume.

Customers

The ultimate decision of whether to sell our logs into the export or domestic market is based on the net proceeds we receive after taking into account both the delivered log prices and the cost to deliver logs to the customer. As such, our reported log price realizations will reflect our properties’ proximity to customers as well as the broader log market.

The table below categorizes logs sold by customer type for the quarters ended March 31, 2016, December 31, 2015, and March 31, 2015:

	Q1 2016			Q4 2015			Q1 2015
	Volume			Volume			Volume
Destination	MMBF	%	Price	MMBF	%	Price	MMBF	%	Price
Export brokers	2.8	18%	$669	5.2	20%	$625	4.7	19%	$665
Domestic mills	9.4	60%	653	16.7	65%	604	13.9	57%	676
Hardwood	0.6	4%	539	1.0	4%	572	1.5	6%	646
Pulpwood	2.8	18%	312	2.8	11%	326	4.4	18%	328
Subtotal	15.6	100%	591	25.7	100%	577	24.5	100%	609
Timber deed sale	—		—	—		—	0.6		357
Total	15.6			25.7			25.1

Comparing Q1 2016 to Q4 2015. Volume sold to the domestic and export markets decreased to 60% and 18%, respectively, of harvest volume in Q1 2016 compared to 65% and 20%, respectively, in Q4 2015. Conversely, volume sold as pulpwood increased to 18% of Q1 2016 harvest volume compared to 11% in Q4 2015. The increase in pulpwood is due to harvest units in Q1 2016 containing freeze-cracked whitewood logs that could not be sold as sawlogs, as well as an oversupply of chip-and-saw causing smaller sawlogs to be sold as pulpwood. Export prices improved 7% as Japanese market demand was strong for high quality Douglas-fir sawlogs ahead of a scheduled consumption tax increase next year. Domestic log prices improved 8% on the strength of Douglas-fir supply constrained by poor weather, and the aforementioned strength in cedar prices.

Comparing Q1 2016 to Q1 2015. Volume sold to our various customer types changed little in Q1 2016 from Q1 2015. In addition, timber deed sales volume declined from 0.6 MMBF in Q1 2015 on Fund III’s Willapa tree farm to none in Q1 2016.

Cost of Sales

Fee Timber cost of sales, which consist predominantly of harvest, haul and depletion costs, vary with harvest volume.  Commercial thinning costs are the primary component of other cost of sales in the tables below.

Fee Timber cost of sales for the quarters ended March 31, 2016, December 31, 2015, and March 31, 2015, was as follows, with the first table expressing these costs in total dollars and the second table expressing those costs that are driven by volume on a per MBF basis:

(in thousands) Quarter Ended	Harvest, Haul and Tax	Depletion	Other	Total Fee Timber Cost of Sales	Harvest Volume (MMBF)	Timber Deed Sale Volume (MMBF)
Partnership	$1,323	$271	$14	$1,608	6.3	—
Funds	2,226	2,059	—	4,285	9.3	—
Total March 2016	$3,549	$2,330	$14	$5,893	15.6	—

Partnership	$2,795	$607	$102	$3,504	13.8	—
Funds	2,519	2,263	12	4,794	11.9	—
Total December 2015	$5,314	$2,870	$114	$8,298	25.7	—

Partnership	$2,908	$582	$148	$3,638	12.5	—
Funds	3,136	2,629	199	5,964	12.0	0.6
Total March 2015	$6,044	$3,211	$347	$9,602	24.5	0.6

(Amounts per MBF) Quarter Ended	Harvest, Haul and Tax *	Depletion *
Partnership	$210	$43
Funds	239	221
Total March 2016	$228	$149

Partnership	$203	$44
Funds	212	190
Total December 2015	$207	$112

Partnership	$233	$47
Funds	261	209
Total March 2015	$247	$128

*	Timber deed sale volumes are excluded in the per MBF computation for harvest, haul and tax costs but included in the per MBF computation for depletion.

Comparing Q1 2016 to Q4 2015. Cost of sales decreased $2.4 million, or 29%, in Q1 2016 from Q4 2015. The decrease was attributable primarily to the 39% reduction in harvest volume that was offset partially by a 10% increase in per MBF harvest, haul, and tax amounts and a 34% increase in the depletion rate. The higher harvest, haul, and tax rates are the result of more expensive logging systems employed on the Combined tree farms given the terrain characteristics of the harvest units. The increase in the depletion rate is a function of the Funds' share of harvest volume increasing to 60% in Q1 2016 from 46% in Q4 2015. Depletion rates are higher for the Funds' tree farms because they were purchased more recently than the Partnership's tree farms and thus have a higher cost basis.

Comparing Q1 2016 to Q1 2015. Cost of sales decreased $3.7 million, or 39%, in Q1 2016 compared to the corresponding period in 2015. The decrease was primarily attributable to a 36% decline in harvest volume and lack of timber deed sales in Q1 2016.

Operating Expenses

Fee Timber operating expenses include the cost of maintaining existing roads and building temporary roads for harvesting, silviculture costs, and other management expenses. For the quarters ended March 31, 2016, December 31, 2015, and March 31, 2015, operating expenses were $1.6 million, $2.1 million, and $1.5 million, respectively. The $547,000 decrease in operating expenses in Q1 2016 from Q4 2015 was attributable to reduced road expenses due to the lower harvest volume, and reduced silviculture expenses. The $117,000 increase in operating expenses in Q1 2016 from Q1 2015 was attributable to the timing of professional services for the Funds and increased pre-commercial thinning activity and higher temporary road costs on the Partnership tree farms.

Timberland Management

The Timberland Management segment develops timberland investment portfolios on behalf of the Funds. Our private equity timber funds own a combined 94,000 acres of commercial timberland in western Washington, northwestern Oregon, and northern California with total assets under management of $364 million based on the most recent appraisals.

 Fund Distributions and Fees Paid to the Partnership

Fund distributions are paid from available Fund cash, generated primarily from the harvest and sale of timber after paying all Fund expenses, management fees, and recurring capital costs. The Partnership received combined distributions from the Funds of $113,000 and $240,000, in the three months ended March 31, 2016, and 2015, respectively. The decrease in distributions from the Funds is due to the mix of Fund distributions and the Partnership's different ownership interests in each fund. In Q1 2016, total Fund distributions of $2.3 million came entirely from Fund III, in which the Partnership holds only a 5% interest. In Q1 2015, Fund distributions were split between Fund II (which distributed $1.0 million) in which the Partnership holds a 20% interest, and Fund III (which distributed $900,000).

Revenue and Operating Loss

The fees earned from managing the Funds include a fixed component related to invested capital and acres owned, and a variable component related to harvest volume from the Funds’ tree farms.

Revenue and operating loss for the Timberland Management segment for the quarters ended March 31, 2016 and 2015 were as follows:

(in thousands, except invested	Quarter Ended
capital, volume and acre data)	Mar-16	Mar-15
Revenue internal	$823	$834
Intersegment eliminations	(815)	(834)
Revenue external	$8	$—

Operating income internal	$82	$23
Intersegment eliminations	(748)	(752)
Operating loss external	$(666)	$(729)

Invested capital (in millions)	$258	$253
Acres owned by Funds	94,000	80,000
Harvest volume - Funds (MMBF), including timber deed sales	9.3	12.6

Timberland Management generated management fee revenue of $823,000 and $834,000 from managing the Funds for the first quarters of 2016 and 2015, respectively. While the decline in revenue was only $11,000, there were a number of larger offsetting factors that produced the result. The increase in invested capital from Fund III's acquisition of the $50.5 million Mashel tree farm in Q4 2015 was offset by the Q4 2015 correction to the calculation of invested capital used to determine the asset management and investment management fees, resulting in lower fees. In addition, Fund III's sale from the Willapa tree farm in Q3 2015 and two small timberland sales in March 2016 served to reduce invested capital and, in turn, the management fees charged to the Funds. The Mashel tree farm acquisition added 15,000 acres to Fund III, while the timberland sales removed 1,000 acres. Finally, the reduction in harvest volume by the Funds contributed to the overall reduction in management fee revenue.

Operating expenses incurred for the quarters ended March 31, 2016, and 2015 totaled $674,000 and $729,000, respectively. The decrease in operating expenses is attributable to a decrease in operating activities from the comparable quarter in 2015.

Real Estate

The Partnership’s Real Estate segment produces its revenue primarily from the sale of land within its 2,400-acre portfolio.  Additional sources of revenue include sales of development rights and tracts of land from the Partnership’s timberland portfolio, together with residential and commercial property rents earned from our Port Gamble and Poulsbo properties. Real Estate holdings are located in the Washington counties of Pierce, Kitsap, and Jefferson with sales of land for this segment typically falling into one of three general types:

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

“Land Held for Development” on our Condensed Consolidated Balance Sheets represents the Partnership’s cost basis in land that has been identified as having greater value as development property than timberland. Our Real Estate segment personnel work with local officials to obtain entitlements for further development of these parcels.

Those properties that are for sale, under contract, and that we expect to sell within the next 12 months are classified on our balance sheet as a current asset under “Land Held for Sale”. The $2.8 million amount currently in Land Held for Sale reflects properties that are under contract and expected to close between now and the end of the first quarter of 2017, comprising 113 single-family residential lots from the Harbor Hill project as well as two other residential lot sales.

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

In the first quarter of 2016, we closed on the sale of nine residential lots from our Harbor Hill development, as well recognized revenue on a percentage-of-completion basis from previous sales from this project, for $1.1 million. In Q1 2015, we closed on the sale of 42 residential lots from Harbor Hill for $5.6 million and conservation easement and land sales of $5.0 million in Jefferson County, Washington. Real Estate operating expenses increased slightly to $1.1 million for the first quarter of 2016 compared to $935,000 for the first quarter of 2015.  These factors resulted in operating loss of $1.0 million for the first quarter of 2016 compared to a operating income of $5.1 million in the first quarter of 2015.

Real Estate revenue, gross margin and operating income are summarized in the table below for the three months ended March 31, 2016 and 2015:

(in thousands, except units sold and per unit amounts)
For the three months ended:
Description	Revenue	Gross Margin	Units Sold		Revenue per unit	Gross Margin per unit
Residential	$1,063	$152	Lots:	9	$118,111	$16,889
Total land	1,063	152
Rentals and other	246	(90)
March 31, 2016 total	$1,309	$62

Conservation land sale	$724	$184	Acres:	294	$2,463	$626
Development rights (CE)	4,311	4,311	Acres:	3,392	1,271	1,271
Residential	5,645	1,534	Lots:	42	134,405	36,524
Total land	10,680	6,029
Rentals and other	282	38
March 31, 2015 total	$10,962	$6,067

Environmental Remediation

As disclosed previously, we have a liability for environmental remediation at Port Gamble, Washington, due to contamination that occurred in Port Gamble Bay prior to our 1985 acquisition of the property from Pope & Talbot, Inc. We have adjusted that liability from time to time based on evolving circumstances. The first construction season was completed in January 2016 and the second and final construction season is scheduled to begin in July 2016 and will continue into the first half of 2017, followed by a period of monitoring activity.
Project costs may still vary due to a number of factors, including but perhaps not limited to:

Disposal of dredged material: Our liability contemplates that the majority of dredged material will be stored permanently on the millsite, which we currently believe is the most likely outcome. However, we have not yet obtained approval from the relevant regulatory agencies to use the millsite as a permanent storage location. It is possible that we may be required to relocate some or all of the dredged material to land that we own a short distance from the town of Port Gamble or to a commercial landfill. Either of these scenarios would result in an increase in costs.
Costs based on unit pricing: Certain components of the remediation work are based on a price per unit and the number of units is an estimate. For example, we do not know for certain the number of pilings or volume of wood waste that will need to be removed from Port Gamble Bay. The cost for this work is priced on a per piling basis, so to the extent the actual number of pilings or volume of wood waste to be removed changes from our estimates, the overall cost may change.
Unforeseen conditions: It is possible that site conditions may be different than what was contemplated during the project design and this could result in changes to the scope of work to be completed. For example, the Washington State Department of Ecology may require us to increase the depth of the dredging in certain areas if, as the project progresses, we encounter conditions that are different than expected.
Should any future circumstances result in a change to the estimated cost of the project, we will record an appropriate adjustment to the liability in the period it becomes known and we can reasonably estimate the amount.

General and Administrative (G&A)

G&A expenses increased to $1.6 million in the first quarter of 2016 from $1.2 million in the first quarter of 2015. The increase in G&A expenses was due primarily to personnel costs for being fully staffed in 2016 relative to 2015, as well as higher professional fees in 2016.

Interest Expense, Net

The components of net interest expense are summarized in the table below for the three months ended March 31, 2016 and 2015:

	Three Months Ended March 31,
(in thousands)	2016	2015
Interest income	$3	$7
Interest expense	(811)	(981)
Capitalized interest expense	150	229
Interest expense, net	$(658)	$(745)

The Partnership’s and Fund III’s debt arrangements with Northwest Farm Credit Services (NWFCS) include an annual rebate of a portion of interest expense paid in the prior year (patronage). This NWFCS patronage program is a feature common to most of this lender’s customer loan agreements. The decrease in interest expense resulted primarily from an increase in the patronage rebate, which reduced interest expense by $251,000 and $118,000 for the first quarters of 2016 and 2015, respectively. Capitalized interest decreased from Q1 2015 to Q1 2016 in conjunction with a decrease in basis in our Harbor Hill development resulting from sales over the last year.
Income Tax

The Partnership recorded income tax expense of $50,000 and $340,000 for the quarters ended March 31, 2016 and 2015, respectively.  The decrease in income tax expense is due primarily to the decline in harvest volume, which in turn reduced taxable income in Q1 2016 compared to Q1 2015.

Pope Resources is a limited partnership and is therefore not subject to federal income tax. Taxable income/loss is instead reported to unitholders each year on a Form K-1 for inclusion in each unitholder’s income tax return. However, Pope Resources does have corporate subsidiaries that are subject to income tax, giving rise to the line item for such tax in the Condensed Consolidated Statement of Comprehensive Income (Loss).

Noncontrolling interests-ORM Timber Funds

The line item “Net loss attributable to noncontrolling interests-ORM Timber Funds” represents the portion of the net loss attributable to third-party investors in the Funds, which is 80% for Fund II and 95% for Fund III.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Liquidity and Capital Resources

We ordinarily finance our business activities using operating cash flows and, where appropriate in management’s assessment, commercial credit arrangements with banks or other financial institutions. During periods of reduced operating cash flows, such as the first quarter of 2016, we have available a line of credit that can be accessed in order to provide for any liquidity needs. We expect that funds generated internally from operations and externally through financing will provide the required resources for the Partnership’s future operations and capital expenditures for at least the next twelve months.

The Partnership’s debt consists of mortgage debt with fixed interest rates and an operating line of credit with Northwest Farm Credit Services (NWFCS). The mortgage debt at March 31, 2016 includes $24.8 million in term loans with NWFCS structured in three tranches which mature from 2017 through 2025. In addition, our commercial office building in Poulsbo, Washington is collateral for a $2.7 million loan from NWFCS that matures in 2023. Our $20.0 million operating line of credit matures April 1, 2020 and we had $1.5 million drawn as of March 31, 2016. The line of credit carries a variable interest rate that is based on the one-month LIBOR rate plus applicable margins determined by certain financial covenants.

These debt agreements contain covenants that are measured quarterly. Among the covenants measured is a requirement that the Partnership not exceed a maximum debt-to-total-capitalization ratio of 30%, with total capitalization calculated using fair market (vs. carrying) value of timberland, roads and timber. The Partnership is in compliance with these covenants as of March 31, 2016 and expects to remain in compliance for at least the next twelve months.

Mortgage debt within our private equity timber funds are collateralized by Fund properties only. Fund II has a timberland mortgage comprised of two fixed rate tranches totaling $25.0 million with MetLife Insurance Company. The tranches are non-amortizing and both mature in September 2020. The loans allow for, but do not require, annual principal payments of up to 10% of outstanding principal without incurring a make-whole premium. This mortgage is collateralized by a portion of Fund II’s timberland portfolio. Fund III has a timberland mortgage comprised of two fixed rate tranches totaling $32.4 million with NWFCS. The mortgage is non-amortizing and collateralized by a portion of Fund III’s timberland, with an $18.0 million tranche maturing in December 2023 and a $14.4 million tranche maturing in October 2024.

The $7.8 million decrease in cash for the three months ended March 31, 2016 compared to March 31, 2015 is explained in the following table:

	Three Months Ended March 31,
(in thousands)	2016	Change	2015
Cash provided by (used in) operations	$(1,960)	$(11,082)	$9,122

Investing activities
Maturity of short-term investments	—	(1,000)	1,000
Reforestation and roads	(263)	163	(426)
Buildings and equipment	(109)	27	(136)
Proceeds from sale of timberland	445	445	—
Acquisition of timberland - Partnership	—	2,876	(2,876)
Cash provided by (used in) investing activities	73	2,511	(2,438)
Financing activities
Draw on line of credit	1,500	1,500	—
Repayment of long-term debt	(28)	(1)	(27)
Payroll taxes paid upon unit net settlements	(152)	(45)	(107)
Excess tax benefit of equity-based compensation	—	(5)	5
Cash distributions to unitholders	(3,043)	(225)	(2,818)
Cash distributions to fund investors, net of distributions to Partnership	(2,155)	(495)	(1,660)
Cash used in financing activities	(3,878)	729	(4,607)
Net increase (decrease) in cash	$(5,765)	$(7,842)	$2,077

The decrease in cash provided by (used in) operating activities of $11.1 million resulted primarily from a 36% decrease in timber harvest volume and a 3% decrease in log prices, significantly less Real Estate land sales in 2016 compared to 2015 and a $2.9 million increase in payments on our Port Gamble environmental remediation liability.

Cash flow from investing activities during 2016 increased by $2.5 million compared to 2015 due primarily to the lack of timberland acquisitions in 2016 compared to 2015 and proceeds from the sale of timberland by our Funds in 2016, offset partially by the maturity of short-term investments in 2015 that had no counterpart in 2016.

Cash used in financing activities decreased in the current year by $729,000 due primarily to the draw on our line of credit, offset partially by increases in distributions to unitholders and investors in our private equity timber funds.

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

Capital Expenditures and Commitments

Capital expenditures for the full year 2016 are projected to be approximately $20.2 million.  Land development projects in our Harbor Hill project account for $13.0 million of this total. We also expect to spend approximately $3.6 million on a new wastewater treatment plant for the town of Port Gamble. Projected capital expenditures are subject to permitting timetables, suitable weather for construction of such improvements, and progress towards closing on specific land transactions.

ACCOUNTING MATTERS

Critical Accounting Policies and Estimates

An accounting policy is deemed to be “critical” if it is important to a company’s results of operations and financial condition, and requires significant judgment and estimates on the part of management in its application. The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain amounts reported in the financial statements and related disclosures. Actual results could differ from these estimates and assumptions. Management believes its most critical accounting policies and estimates relate to the calculation of timber depletion as well as estimates for matters such as environmental remediation liabilities and potential asset impairments.

For a further discussion of our critical accounting policies and estimates see Accounting Matters in the Management Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2015. See also note 2 to the unaudited condensed consolidated financial statements filed with this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The consolidated fixed-rate debt outstanding had a fair value of approximately $91.9 million and $89.8 million at March 31, 2016 and December 31, 2015, respectively, based on the prevailing interest rates for similar financial instruments. A change in interest rate on fixed-rate debt will affect the fair value of debt, whereas a change in the interest rate on variable-rate debt will affect interest expense and cash flows payable by the Partnership. A hypothetical 1% change in prevailing interest rates would change the fair value of fixed-rate long-term debt obligations by $3.1 million. We are not subject to material foreign currency risk, derivative risk, or similar uncertainties.

ITEM 4. CONTROLS AND PROCEDURES

The Partnership’s management maintains a system of internal controls, which management views as adequate to promote the timely identification and reporting of material, relevant information. Those controls include (1) requiring executive management and all managers in accounting roles to sign and adhere to a Code of Conduct and (2) implementation of a confidential hotline for employees to contact the Audit Committee directly with financial reporting concerns. Additionally, the Partnership’s senior management team meets regularly to discuss significant transactions and events affecting the Partnership’s operations. The Partnership’s executive officers lead these meetings and consider whether topics discussed represent information that should be disclosed under generally accepted accounting principles and the rules of the SEC. The Board of Directors of the Partnership’s general partner includes an Audit Committee. The Audit Committee reviews the earnings release and all reports on Form 10-Q and 10-K prior to their filing. The Audit Committee is responsible for hiring the Partnership’s external auditors and meets with those auditors at least five times each year, including regularly scheduled executive sessions outside the presence of management.

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

Environmental and other activist groups may have an adverse impact on the value of our assets or on our ability to generate revenues from our timberlands. In recent years we have seen an increase in activities by environmental groups, Native American tribes, and other activists in the legislative, administrative and judicial processes that govern all aspects of our operations. For example, on more than one occasion the Washington Department of Ecology applied more stringent regulatory standards to our existing environmental remediation operations at Port Gamble, Washington, after soliciting or receiving input from tribal representatives. These revisions substantially increased the cost and the time associated with our previously-existing remediation plans. Similarly, citizens’ and environmental groups have significant influence in the entitlement and zoning processes that affect our Real Estate operations. These activities are not likely to diminish in the foreseeable future, and in some instances may have a material impact upon the revenues we can generate from our properties or upon the costs of generating those revenues.

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

We face increasing competition from engineered and recycled products. Our Fee Timber and Timberland Management segments derive substantially all their revenues from the market for softwood logs and wood products derived from them. Recent years have witnessed the emergence of plastic, fiberglass, wood composite and recycled products, as well as metal products in certain industries, that may have the effect of reducing demand for our products. As these products evolve, and as other competitive products may be developed, we may face a decline in log price realizations that would have an adverse impact on our revenues, our earnings and the value of our assets.

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

We have certain environmental remediation liabilities associated with our Port Gamble and former Port Ludlow resort properties, and those liabilities may increase. We currently own certain real estate at Port Gamble on the Kitsap Peninsula and, until mid-2001, owned real estate within the resort community of Port Ludlow in Jefferson County in western Washington. Sediments adjacent to these properties were alleged to have been impacted by operations occurring prior to our acquisition of the properties, which occurred at the time of our spinoff from Pope & Talbot, Inc. in 1985. However, as current owner of Port Gamble and based on conditions of our sale of the Port Ludlow assets, we have environmental liability for these properties under Washington State’s Model Toxics Control Act (MTCA). In December 2013, we reached an agreement with the Washington State Department of Ecology (“DOE”) in the form of a consent decree (“CD”) and clean-up action plan (“CAP”) that provides for the cleanup of Port Gamble Bay. Together, these documents outline the terms under which the Partnership will conduct environmental remediation as well as the specific clean-up activities to be performed. The CD and CAP were filed with the Kitsap County Superior Court in December 2013.  On June 8, 2015, Kitsap County Superior Court ruled on summary judgment that Washington’s Department of Natural Resources (DNR) did not qualify as an owner or operator of the site and therefore did not have liability under the MTCA. DNR had been identified by DOE as a "potentially liable person" under the MTCA. The effect of the court’s ruling is to absolve DNR of any responsibility to contribute to the cost of cleanup at Port Gamble. We have appealed the Superior Court’s ruling, and believe we have a strong case for overturning the lower court’s decision, however, there can be no assurance that we will prevail in this matter or that we can reach an acceptable settlement with DNR. The recorded liability reflects the estimated cost of the entire project, without any contribution by DNR. Additionally, certain environmental laws allow state, federal, and tribal trustees to bring suit against property owners to recover damages for injuries to natural resources. Like the liability that attaches to current property owners in the cleanup context, liability for natural resource damages can attach to a property owner simply because an injury to natural resources relates to a release of hazardous substances from the facility.

Management continues to monitor the Port Gamble and Port Ludlow cleanup processes closely. The $13.5 million remediation accrual as of March 31, 2016 represents our current estimate of the remaining cleanup cost and most likely outcome to various contingencies within both locations. These estimates are predicated upon a variety of factors, including the actual amount of the ultimate cleanup costs. These liabilities are based upon a number of estimates and judgments that are subject to change as the project progresses. There may be additional litigation costs if we successfully overturn the Superior Court's ruling but cannot reach a settlement with DNR, and the outcome of any such litigation is uncertain. The filing of the CD limits our legal exposure, but does not eliminate it entirely. Any changes in factors relating to this matter may result in adverse financial impacts and may have the effect of distracting management and other key personnel from the day to day operation of our business. These factors, alone or in combination with other challenges, may have a material adverse effect upon our assets, income and operations.

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

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 9, 2016.

POPE RESOURCES,
A Delaware Limited Partnership

By:	POPE MGP, Inc.
Managing General Partner

By: /s/ Thomas M. Ringo
Thomas M. Ringo
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ John D. Lamb
John D. Lamb
Vice President and Chief Financial Officer
(Principal Financial Officer)

By: /s/ Sean M. Tallarico
Sean M. Tallarico
Controller
(Principal Accounting Officer)