Form 10-Q
period 2016-06-30
POPE RESOURCES LTD PARTNERSHIP
filed 2016-08-09
CIK 784011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Partnership units outstanding at July 31, 2016: 4,349,477

Pope Resources
Index to Form 10-Q Filing
For the Six Months Ended June 30, 2016

P A R T  I – FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
Pope Resources, a Delaware Limited Partnership
June 30, 2016 and December 31, 2015
(in thousands)

	2016	2015
ASSETS
Current assets
Partnership cash	$912	$6,310
ORM Timber Funds cash	1,892	3,396
Cash	2,804	9,706
Accounts receivable, net	2,601	3,238
Land held for sale	6,624	3,642
Prepaid expenses and other	651	810
Total current assets	12,680	17,396
Properties and equipment, at cost
Timber and roads, net of accumulated depletion (2016 - $107,600; 2015 - $103,378)	263,300	266,104
Timberland	53,950	53,879
Land held for development	26,860	25,653
Buildings and equipment, net of accumulated depreciation (2016 - $7,520; 2015 - $7,251)	5,847	6,024
Total property and equipment, at cost	349,957	351,660
Other assets
Deposit for acquisition of timberland	1,581	—
Other assets	969	1,000
Total assets	$365,187	$370,056

LIABILITIES, PARTNERS' CAPITAL AND NONCONTROLLING INTERESTS
Current liabilities
Accounts payable	$1,856	$1,384
Accrued liabilities	3,393	3,442
Current portion of long-term debt	117	114
Deferred revenue	317	278
Current portion of environmental remediation liability	11,905	11,200
Other current liabilities	329	322
Total current liabilities	17,917	16,740
Long-term debt, net of current portion	93,749	84,537
Environmental remediation and other long-term liabilities	809	5,713
Partners' capital and noncontrolling interests
General partners' capital (units issued and outstanding 2016 - 60; 2015 - 60)	922	1,009
Limited partners' capital (units issued and outstanding 2016 - 4,253; 2015 - 4,240)	57,381	63,539
Noncontrolling interests	194,409	198,518
Total partners' capital and noncontrolling interests	252,712	263,066
Total liabilities, partners' capital and noncontrolling interests	$365,187	$370,056
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
Pope Resources, a Delaware Limited Partnership
For the Three and Six Months Ended June 30, 2016 and 2015
(in thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Revenue	$12,713	$13,904	$23,782	$40,812
Cost of sales	(7,471)	(8,815)	(14,611)	(23,312)
Operating expenses	(4,041)	(3,711)	(7,414)	(6,859)
General and administrative expenses	(1,059)	(1,198)	(2,663)	(2,388)
Gain on sale of timberland	—	—	226	—
Income (loss) from operations	142	180	(680)	8,253

Interest expense, net	(747)	(777)	(1,405)	(1,522)

Income (loss) before income taxes	(605)	(597)	(2,085)	6,731
Income tax expense	—	(28)	(50)	(368)
Net income (loss)	(605)	(625)	(2,135)	6,363

Net and comprehensive loss attributable to noncontrolling interests - ORM Timber Funds	1,041	914	1,536	1,735
Net and comprehensive income (loss) attributable to unitholders	$436	$289	$(599)	$8,098

Allocable to general partners	$6	$4	$(8)	$113
Allocable to limited partners	430	285	(591)	7,985
Net and comprehensive income (loss) attributable to unitholders	$436	$289	$(599)	$8,098

Basic and diluted earnings (loss) per unit attributable to unitholders	$0.09	$0.06	$(0.15)	$1.87

Basic and diluted weighted average units outstanding	4,313	4,298	4,312	4,296

Distributions per unit	$0.70	$0.65	$1.40	$1.30
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (Unaudited)
Pope Resources, a Delaware Limited Partnership
Six Months Ended June 30, 2016
(in thousands)

	Attributable to Pope Resources
	General Partners	Limited Partners	Noncontrolling Interests	Total
December 31, 2015	$1,009	$63,539	$198,518	$263,066
Net loss	(8)	(591)	(1,536)	(2,135)
Cash distributions	(85)	(6,003)	(2,573)	(8,661)
Equity-based compensation	8	586	—	594
Indirect repurchase of units for minimum tax withholding	(2)	(150)	—	(152)
June 30, 2016	$922	$57,381	$194,409	$252,712

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Pope Resources, a Delaware Limited Partnership
Six Months Ended June 30, 2016 and 2015
(in thousands)

	2016	2015
Net income (loss)	$(2,135)	$6,363
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depletion	4,193	4,948
Equity-based compensation	594	580
Excess tax benefit of equity-based compensation	—	(5)
Depreciation and amortization	371	314
Deferred taxes	—	203
Cost of land sold	1,037	6,503
Gain on sale of timberland	(226)	—
Gain on disposal of property and equipment	(24)	—
Cash flows from changes in operating accounts
Accounts receivable, net	638	1,397
Prepaid expenses and other assets	188	(2,735)
Real estate project expenditures	(5,225)	(4,615)
Accounts payable and accrued liabilities	447	(288)
Deferred revenue	40	64
Environmental remediation	(4,175)	(572)
Other current and long-term liabilities	(20)	35
Net cash provided by (used in) operating activities	(4,297)	12,192

Cash flows from investing activities
Maturity of short-term investments	—	1,000
Reforestation and roads	(918)	(1,098)
Buildings and equipment	(140)	(166)
Deposit for acquisition of timberland - Partnership	(1,581)	—
Acquisition of timberland - Partnership	(1,069)	(2,876)
Proceeds from sale of timberland - Funds	723	—
Net cash used in investing activities	(2,985)	(3,140)

Cash flows from financing activities
Borrowings on line of credit, net	9,250	—
Repayment of long-term debt	(57)	(55)
Payroll taxes paid on unit net settlements	(152)	(107)
Excess tax benefit of equity-based compensation	—	5
Cash distributions to unitholders	(6,088)	(5,637)
Cash distributions - ORM Timber Funds, net of distributions to Partnership	(2,573)	(4,163)
Net cash provided by (used in) financing activities	380	(9,957)

Net decrease in cash	(6,902)	(905)
Cash at beginning of period	9,706	24,028
Cash at end of period	$2,804	$23,123
See accompanying notes to condensed consolidated financial statements.

POPE RESOURCES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2016

1.
The condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015 and the related condensed consolidated statements of comprehensive income for the three- and six-month periods and cash flows for the six-month periods ended June 30, 2016 and 2015 have been prepared by Pope Resources, A Delaware Limited Partnership (the “Partnership”), pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements are unaudited, but, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2015 is derived from the Partnership’s audited consolidated financial statements and notes thereto for the year ended December 31, 2015, and should be read in conjunction with such financial statements and notes. The results of operations for the interim periods are not indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2016.

2.
The financial statements in the Partnership’s 2015 annual report on Form 10-K include a summary of significant accounting policies of the Partnership and should be read in conjunction with this Quarterly Report on Form 10-Q.

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective on January 1, 2018. The standard permits the use of either the retrospective or cumulative effect transition method. The Partnership is evaluating the effect that ASU 2014-09 will have on its consolidated financial statements and related disclosures. Management has not yet selected a transition method nor has it determined the effect of the standard on its ongoing financial reporting.

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

3.
The Partnership has two general partners: Pope MGP, Inc. and Pope EGP, Inc. In total, these two entities own 60,000 partnership units. The allocation of distributions, profits and losses among the general and limited partners is pro rata across all units outstanding.

4.
ORM Timber Fund I, LP (Fund I), ORM Timber Fund II, Inc. (Fund II), and ORM Timber Fund III (REIT) Inc. (Fund III), collectively “the Funds”, were formed by Olympic Resource Management LLC (ORMLLC), a wholly owned subsidiary of the Partnership, for the purpose of attracting capital to purchase timberlands. The objective of these Funds is to generate a return on investments through the acquisition, management, value enhancement and sale of timberland properties. Each Fund will operate for a term of ten years from the end of the respective investment period. Fund I sold all of its timberland holdings in 2014 and terminated in 2015. Fund II is scheduled to terminate in March 2021 and Fund III is scheduled to terminate in December 2025.

Pope Resources and ORMLLC together owned 20% of Fund I, currently own 20% of Fund II and 5% of Fund III. The Funds are considered variable interest entities because their organizational and governance structures are the functional equivalent of a limited partnership. As the general partner or managing member of the Funds, the Partnership is the primary beneficiary of each of the Funds as it has the authority to direct the activities that most significantly impact their economic performance, as well as the right to receive benefits and obligation to absorb losses that could potentially be significant to the Funds. Accordingly, the Funds are consolidated into the Partnership’s financial statements. Additionally, the obligations of each of the Funds do not have any recourse to the Partnership.

The Partnership’s condensed consolidated balance sheet included assets and liabilities of the Funds as of June 30, 2016 and December 31, 2015, which were as follows:

(in thousands)	June 30, 2016	December 31, 2015
Assets:
Cash	$1,892	$3,396
Other current assets	1,085	602
Total current assets	2,977	3,998
Properties and equipment, net of accumulated depletion and depreciation (2016 - $38,096; 2015 - $34,757)	268,456	271,850
Total assets	$271,433	$275,848
Liabilities and equity:
Current liabilities	$1,760	$1,723
Long-term debt	57,257	57,246
Total liabilities	59,017	58,969
Funds' equity	212,416	216,879
Total liabilities and equity	$271,433	$275,848

5.
In the presentation of the Partnership’s revenue and operating income (loss) by segment, all intersegment revenue and expense is eliminated to determine operating income (loss) reported externally. The following tables reconcile internally reported income (loss) from operations to externally reported income (loss) from operations by business segment, for the three and six months ended June 30, 2016 and 2015:

	Fee Timber
Three Months Ended June 30, (in thousands)	Pope Resources	ORM Timber Funds	Total Fee Timber	Timberland Management	Real Estate	Other	Consolidated
2016
Revenue - internal	$8,186	$4,136	$12,322	$788	$516	$—	$13,626
Eliminations	(52)	—	(52)	(788)	(73)	—	(913)
Revenue - external	8,134	4,136	12,270	—	443	—	12,713

Cost of sales	(3,789)	(3,197)	(6,986)	—	(485)	—	(7,471)

Operating, general and administrative expenses - internal	(1,597)	(1,544)	(3,141)	(665)	(1,133)	(1,074)	(6,013)
Eliminations	32	794	826	62	10	15	913
Operating, general and administrative expenses - external	(1,565)	(750)	(2,315)	(603)	(1,123)	(1,059)	(5,100)

Income (loss) from operations - internal	2,800	(605)	2,195	123	(1,102)	(1,074)	142
Eliminations	(20)	794	774	(726)	(63)	15	—

Income (loss) from operations - external	$2,780	$189	$2,969	$(603)	$(1,165)	$(1,059)	$142

2015
Revenue - internal	$4,835	$4,501	$9,336	$767	$4,665	$—	$14,768
Eliminations	(64)	—	(64)	(767)	(33)	—	(864)
Revenue - external	4,771	4,501	9,272	—	4,632	—	13,904

Cost of sales	(2,301)	(3,537)	(5,838)	—	(2,977)	—	(8,815)

Operating, general and administrative expenses - internal	(1,206)	(1,407)	(2,613)	(849)	(1,084)	(1,227)	(5,773)
Eliminations	—	767	767	64	4	29	864
Operating, general and administrative expenses -external	(1,206)	(640)	(1,846)	(785)	(1,080)	(1,198)	(4,909)

Income (loss) from operations - internal	1,328	(443)	885	(82)	604	(1,227)	180
Eliminations	(64)	767	703	(703)	(29)	29	—

Income (loss) from operations - external	$1,264	$324	$1,588	$(785)	$575	$(1,198)	$180

	Fee Timber
Six Months Ended June 30, (in thousands)	Pope Resources	ORM Timber Funds	Total Fee Timber	Timberland Management	Real Estate	Other	Consolidated
2016
Revenue - internal	$12,624	$9,498	$22,122	$1,611	$1,900	$—	$25,633
Eliminations	(100)	—	(100)	(1,603)	(148)	—	(1,851)
Revenue - external	12,524	9,498	22,022	8	1,752	—	23,782

Cost of sales	(5,397)	(7,482)	(12,879)	—	(1,732)	—	(14,611)

Operating, general and administrative expenses - internal	(2,797)	(2,787)	(5,584)	(1,406)	(2,241)	(2,697)	(11,928)
Eliminations	59	1,609	1,668	129	20	34	1,851
Operating, general and administrative expenses - external	(2,738)	(1,178)	(3,916)	(1,277)	(2,221)	(2,663)	(10,077)
Gain on sale of timberland	—	226	226	—	—	—	226

Income (loss) from operations - internal	4,430	(545)	3,885	205	(2,073)	(2,697)	(680)
Eliminations	(41)	1,609	1,568	(1,474)	(128)	34	—
Income (loss) from operations - external	$4,389	$1,064	$5,453	$(1,269)	$(2,201)	$(2,663)	$(680)

2015
Revenue - internal	$13,707	$11,657	$25,364	$1,601	$15,661	$—	$42,626
Eliminations	(146)	—	(146)	(1,601)	(67)	—	(1,814)
Revenue - external	13,561	11,657	25,218	—	15,594	—	40,812

Cost of sales	(5,908)	(9,532)	(15,440)	—	(7,872)	—	(23,312)

Operating, general and administrative expenses - internal	(2,301)	(2,630)	(4,931)	(1,660)	(2,024)	(2,446)	(11,061)
Eliminations	—	1,601	1,601	146	9	58	1,814
Operating, general and administrative expenses - external	(2,301)	(1,029)	(3,330)	(1,514)	(2,015)	(2,388)	(9,247)

Income (loss) from operations - internal	5,498	(505)	4,993	(59)	5,765	(2,446)	8,253
Eliminations	(146)	1,601	1,455	(1,455)	(58)	58	—
Income (loss) from operations - external	$5,352	$1,096	$6,448	$(1,514)	$5,707	$(2,388)	$8,253

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

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per unit amounts)	2016	2015	2016	2015
Net income (loss) attributable to Pope Resources' unitholders	$436	$289	$(599)	$8,098
Less:
Net income attributable to unvested restricted unitholders	(25)	(25)	(50)	(37)
Preferred share dividends - ORM Timber Funds	(8)	(8)	(16)	(16)
Net income (loss) for calculation of earnings (loss) per unit	$403	$256	$(665)	$8,045

Basic and diluted weighted average units outstanding	4,313	4,298	4,312	4,296

Basic and diluted earnings (loss) per unit	$0.09	$0.06	$(0.15)	$1.87

7.
In the first quarter of 2016, the Partnership granted 10,400 restricted units pursuant to the management incentive compensation program and 3,880 restricted units to members of the Board of Directors. These restricted units vest ratably over four years with the grant date fair value equal to the market price on the date of grant. During the six months ended June 30, 2016, 924 units were granted with no restrictions to certain board members who elected to receive their quarterly board compensation in the form of units rather than cash. Units granted to directors are included in the calculation of total equity compensation expense, which is recognized over the vesting period, for restricted units, or immediately for unrestricted units. Grants to retirement-eligible individuals on the date of grant are expensed immediately. We recognized $178,000 and $242,000 of equity compensation expense in the second quarter of 2016 and 2015, respectively, and $594,000 and $580,000 for the six months ended June 30, 2016 and 2015, respectively, related to these compensation programs.

8.
Supplemental disclosure of cash flow information: interest paid, net of amounts capitalized, totaled $1.2 million and $1.4 million for the first six months of 2016 and 2015, respectively. Income taxes paid totaled $146,000 and $205,000 during the first six months of 2016 and 2015, respectively.

9.
The Partnership’s financial instruments include cash and cash equivalents and accounts receivable, for which the carrying amount of each represents fair value based on current market interest rates or their short-term nature. Carrying amounts of contracts receivable, although long-term, also approximate fair value based on current market rates.

The Partnership’s and the Funds’ fixed-rate debt collectively have a carrying value of $84.8 million and $84.9 million as of June 30, 2016 and December 31, 2015, respectively.   The estimated fair value of this debt, based on current interest rates for similar instruments (Level 2 inputs in the Fair Value Hierarchy), is approximately $93.5 million and $89.8 million, as of June 30, 2016 and December 31, 2015, respectively.

10.
The Partnership had an accrual for estimated environmental remediation costs of $12.6 million and $16.8 million as of June 30, 2016 and December 31, 2015, respectively. The environmental remediation liability represents management’s estimate of payments to be made to monitor and remediate certain areas in and around Port Gamble Bay, Washington.

In December of 2013, a consent decree and Clean-up Action Plan (CAP) related to Port Gamble were finalized with the Washington State Department of Ecology (DOE) and filed with Kitsap County Superior Court. In the third quarter of 2015, the Partnership selected a contractor to complete the remediation work. Remediation activity began in late September of 2015 and will continue through 2017, followed by a period of monitoring activity. Management's cost estimates for the project are based on amounts included in the construction contract and estimates for project management and other professional fees.

The environmental liability at June 30, 2016 is comprised of $11.9 million that management expects to expend in the next 12 months and $0.7 million thereafter.

Activity in the environmental liability is as follows:

(in thousands)	Balance at Beginning of the Period	Additions to Accrual	Expenditures for Remediation	Balance at Period-end
Year ended December 31, 2014	13,241	10,000	1,590	21,651
Year ended December 31, 2015	21,651	—	4,890	16,761
Quarter ended March 31, 2016	16,761	—	3,222	13,539
Quarter ended June 30, 2016	$13,539	$—	$952	$12,587

11.
In July 2016, the Partnership closed on the acquisition of a 7,324-acre tree farm in western Washington for $31.9 million. It consists of 6,746 owned acres and a timber deed on 578 acres that expires in 2051. The acquisition was financed with a new $32.0 million credit facility issued under the existing master loan agreement with Northwest Farm Credit Services (NWFCS) and is comprised of three segments, all of which require quarterly interest-only payments with principal due at maturity. The two fixed rate loan segments are for $11.0 million each, one of which matures in July 2026 and the other of which matures in July 2028. These segments bear interest at 3.89% and 4.13%, respectively. The third segment is for $10.0 million, matures in July 2023 and bears interest at a variable rate based on the one-month LIBOR plus a margin of 2.20%. As with the Partnership's other debt arrangements with NWFCS, this loan will be included in the lender's annual patronage program, which rebates a portion of the interest paid in the prior year back to the borrower. The loan is not collateralized by the timberland acquired in this transaction, but rather by the same portions of the Partnership's timberland that are already pledged as collateral for the Partnership's existing credit facility with NWFCS.

In July 2016, the Partnership closed on sale of 144 acres of undeveloped land in Kitsap County, Washington for $1.1 million.

In August 2016, the Partnership entered into a $21.0 million loan agreement issued under the existing master loan agreement with NWFCS. Advances under the loan require quarterly interest-only payments with principal due at maturity in July 2027. Advances under the loan agreement can bear interest at a variable rate based on the one-month LIBOR plus a margin of 1.85% (base rate loan segment) or at fixed rates based on the lender's rate pricing index, for terms of one through eleven years, plus a margin of 1.95% (fixed rate loan segment). In addition, base rate loan segments can be converted to fixed rate loan segments, though no more than four fixed rate loan segments may be outstanding at any time. The Partnership will draw $11.0 million as a base rate loan segment in August 2016 and will use the proceeds to pay down its operating line of credit so that its full capacity is available to fund either Real Estate lot development, environmental remediation expenditures, or other liquidity needs. The remaining $10.0 million under the loan agreement will be available for borrowing through March 31, 2017. As with the Partnership's other debt arrangements with NWFCS, this loan will be included in the lender's annual patronage program, which rebates a portion the interest paid in the prior year back to the borrower. The loan is collateralized by the same portions of the Partnership's timberland that are already pledged as collateral for the Partnerships existing credit facility with NWFCS.

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

Our current strategy for adding timberland acreage is centered primarily on our private equity timber fund business model. However, we will acquire smaller timberland parcels from time to time to add on to the Partnership's existing tree farms. In addition, during periods when the Funds' committed capital is fully invested, we may look to acquire larger timberland properties for the Partnership as we did in July 2016 with the acquisition of a 7,324-acre tree farm as discussed below under Recent Developments. We have closed and invested capital from three timber funds, with assets under management totaling approximately $364 million as of June 30, 2016 based on the most recent appraisals. Through our 20% co-investment in Fund II and our 5% co-investment in Fund III, we have deployed $26 million of Partnership capital. Our co-investment affords us a share of the Funds’ operating cash flows while also allowing us to earn asset management and timberland management fees, as well as potential future incentive fees, based upon the overall success of each fund. We also believe that this strategy allows us to maintain more sophisticated expertise in timberland acquisition, valuation, and management on a more cost-effective basis than we could for the Partnership’s timberlands alone. We believe our co-investment strategy also enhances our credibility with existing and prospective Fund investors by demonstrating that we have both an operational and a financial commitment to the Funds’ success.

The Funds are consolidated into our financial statements, but then income or loss attributable to equity owned by third parties is eliminated from consolidated results in our Condensed Consolidated Statements of Comprehensive Income (Loss)

under the caption “Net and comprehensive loss attributable to non-controlling interests-ORM Timber Funds” to arrive at net and comprehensive income (loss) attributable to unitholders of the Partnership.

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

Second quarter highlights

•
Harvest volume was 20.9 million board feet (MMBF) in Q2 2016 compared to 15.1 MMBF in Q2 2015, a 38% increase. Harvest volume for the first six months of 2016 was 36.6 MMBF compared to 39.6 MMBF for 2015, an 8% decrease. These harvest volume figures do not include timber deed sales of 0.6 MMBF in Q1 2015 sold by Fund III. The harvest volume and log price realization metrics cited below also exclude these timber deed sales.

•
Average realized log price per thousand board feet (MBF) was $563 in Q2 2016 compared to $562 per MBF in Q2 2015. For the first six months of 2016, the average realized log price was $575 per MBF compared to $591 per MBF for 2015, a 3% decrease.

•
As a percentage of total harvest, volume sold to export markets in Q2 2016 increased only slightly to 15% from 14% in Q2 2015, while the mix of volume sold to domestic markets was 66% in Q2 2016 compared to 68% in Q2 2015. For the first six months of 2016, the relative percentages of volume sold to export and domestic markets were 17% and 63%, respectively, compared to 17% and 61%, respectively, in 2015. Hardwood, cedar and pulpwood log sales make up the balance of harvest volume.

•
The percentage of total harvest comprised of Douglas-fir sawlogs dropped to 45% in Q2 2016 from 52% in Q2 2015, with an increase in the whitewood sawlog component to 26% in Q2 2016 from 20% in Q2 2015. For the first six months of 2016, Douglas-fir sawlogs increased to 50% of total harvest volume from 48% in 2015.

•The Partnership acquired 287 acres of timberland during Q2 2016 for $1.1 million.

Outlook

Depending on log markets, we expect our total 2016 harvest volume to be between 88 and 93 MMBF, including volume from the 7,324-acre tree farm acquired in July 2016. For our Real Estate segment, markets remain strong and in the second half of 2016 we anticipate significant residential lot sales from our Harbor Hill project as well as some potential sales of undeveloped land.

RECENT DEVELOPMENTS

As mentioned above, on July 22, 2016, we closed on the acquisition of a 7,324-acre tree farm in western Washington for $31.9 million. The property consists of 6,746 owned acres and a timber deed on 578 acres that expires in 2051. The acquisition was financed with a new $32.0 million loan from Northwest Farm Credit Services (NWFCS) and consists of multiple balloon maturities: $10 million in 2023, $11.0 million in 2026, and $11.0 million in 2028.

In August 2016, we entered into a new $21.0 million loan agreement with NWFCS. Advances under the loan are due at maturity in 2027. We plan to borrow $11.0 million in August 2016 to pay down our operating line of credit so that its full capacity is available to fund either Real Estate lot development, Port Gamble environmental remediation expenditures, or other liquidity needs. The remaining $10.0 million under this loan agreement will be available for borrowing through March 31, 2017.

See also footnote 11 to the condensed consolidated financial statements for information about these transactions and terms of the loan agreements.

The following table and chart present our capitalization and debt maturities, respectively, on a pro-forma basis as of September 30, 2016.

September 30, 2016 Pro Forma Capitalization
(Partnership only)

amounts in thousands, debt balances exclude debt issuance costs				Sources		Uses
	Maturity	Net Interest Rate (1)	Balance 6/30/2016	Timberland Acquisition Mortgage	Other Mortgage (2)	Timberland Acquisition	Debt Repayment	Other uses (3)	Pro Forma Balance 9/30/2016
Interest-only, fixed-rate mortgage	2017	3.85%	$5,000						$5,000
Interest-only, fixed-rate mortgage	2019	5.40%	9,800						9,800
Revolving line of credit (4)	2020	1.22%	9,250				($9,250)		—
Amortizing, fixed-rate mortgage	2023	2.80%	2,636				(29)		2,607
Interest-only, fixed-rate mortgage	2025	5.05%	10,000						10,000
Interest-only, variable-rate mortgage (5)	2023	1.89%		$10,000					10,000
Interest-only, fixed-rate mortgage	2026	3.08%		11,000					11,000
Interest-only, variable-rate mortgage (6)	2027	1.54%			$11,000				11,000
Interest-only, fixed-rate mortgage	2028	3.32%		11,000					11,000
Total debt			$36,686						$70,836
Less: Cash			912	$32,000	$11,000	($31,901)	($9,279)	($2,732)	—
Net debt			$35,774						$70,836
Equity market cap (7)			$282,639						$282,639
Net debt / enterprise value (8)			11.2%						20%
Weighted average interest rate, net of patronage			3.9%						3.3%

(1) Interest rate net of patronage of 100 bps on debt held at 6/30/16 and 81 bps on new debt
(2) Additional $10.0 million available, must be drawn by 3/31/2017
(3) Including, but not limited to, acquisition closing costs, environmental remediation expenditures and Harbor Hill development costs
(4) Maximum borrowing limit of $20.0 million
(5) Rate is based on LIBOR of 0.50% plus spread of 1.39% (net of patronage)
(6) Rate is based on LIBOR of 0.50% plus spread of 1.04% (net of patronage)
(7) Based on unit price of $65 and outstanding units of 4,348,298
(8) Enterprise value equals equity market cap plus net debt

Taking into account the aforementioned borrowings, our interest coverage, (defined as EBITDDA attributable to unitholders divided by interest expense attributable to unitholders, including capitalized interest) is consistent with our timber-REIT peers and maintains a balance sheet that enables us to take advantage of the harvest optionality characteristic that is so important for the timberland asset class. The following table presents the calculation of our interest coverage ratio on a pro-forma basis utilizing 2015 results and interest expense under these new loans.

Amounts in thousands, except interest coverage ratio
Net income attributable to unitholders	$10,943
Interest expense	2,970
Less: interest expense attributable to noncontrolling interests	(2,111)
Income taxes	207
Less: income tax expense attributable to noncontrolling interests	(292)
Depreciation and amortization expense	736
Less: depreciation and amortization expense attributable to noncontrolling interests	(20)
Depletion expense	9,900
Less: depletion expense attributable to noncontrolling interests	(7,076)
EBITDDA attributable to unitholders	$15,257

Interest expense attributable to unitholders, including capitalized interest	1,743
Interest expense related to new $32 and $11 million borrowings	1,062
Pro-forma 2015 interest expense attributable to unitholders, including capitalized interest	$2,805
Pro-forma interest coverage ratio	5.4

RESULTS OF OPERATIONS

The following table reconciles and compares key revenue and cost elements that impacted our net income (loss) attributable to unitholders for the respective quarters and six months ended June 30, 2016 and 2015.  The explanatory text that follows the table describes in detail certain of these changes by business segment.

(in thousands)	Quarter Ended June 30,	Six Months Ended June 30,
Net income (loss) attributable to Pope Resources' unitholders:
2016 period	$436	$(599)
2015 period	289	8,098
Variance	$147	$(8,697)
Detail of variance:
Fee Timber
Log volumes (A)	$3,260	$(1,773)
Log price realizations (B)	21	(586)
Gain on sale of timberland	—	226
Production costs	(942)	1,886
Depletion	(206)	675
Other Fee Timber	(752)	(1,423)
Timberland Management	182	245
Real Estate
Land sales	(1,590)	(3,314)
Conservation easement sales	—	(4,311)
Other Real Estate	(150)	(283)
General and administrative costs	139	(275)
Net interest expense	30	117
Income taxes	28	318
Noncontrolling interests	127	(199)
Total variances	$147	$(8,697)

(A)	Volume variance calculated by extending change in sales volume by the average log sales price for the comparison period.

(B)	Price variance calculated by extending the change in average realized price by current period sales volume.

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

Revenue and operating income for the Fee Timber segment for the quarters ended June 30, 2016, March 31, 2016, and June 30, 2015 were as follows:

(in millions) Quarter ended	Log Sale Revenue	Other Revenue	Total Fee Timber Revenue	Gain on Sale of Timberland	Operating Income	Harvest Volume (MMBF)	Timber Deed Sale Volume (MMBF)
Partnership	$7.7	$0.5	$8.2	$—	$2.8	13.7	—
Funds	4.1	—	4.1	—	0.2	7.2	—
Total June 2016	$11.8	$0.5	$12.3	$—	$3.0	20.9	—

Partnership	$4	$0.4	$4.4	$—	$1.6	6.3	—
Funds	5.2	0.2	5.4	0.2	0.9	9.3	—
Total March 2016	$9.2	$0.6	$9.8	$0.2	$2.5	15.6	—

Partnership	$4.1	$0.7	$4.8	$—	$1.3	7.2	—
Funds	4.3	0.2	4.5	—	0.3	7.9	—
Total June 2015	$8.4	$0.9	$9.3	$—	$1.6	15.1	—

Operating Income

Comparing Q2 2016 to Q1 2016.  Operating income increased $485,000, or 20%, from $2.5 million in Q1 2016 to $3.0 million in Q2 2016. This increase is due primarily to a 34% increase in harvest volume offset partially by a 5% decrease in average realized log prices, a 19% increase in cost of sales due to the higher harvest volume and a $713,000 increase in operating expenses. In addition, Q1 2016 included a $226,000 gain on the sales of two small Fund properties that had no counterpart in Q2 2016.

Comparing Q2 2016 to Q2 2015.  Operating income increased $1.4 million, or 88%, from $1.6 million in Q2 2015 to $3.0 million in Q2 2016. This increase is due primarily to a 38% increase in harvest volume, offset partially by a 20% increase in cost of sales due to the higher harvest volume, and a $468,000 increase in operating expenses.

Revenue

Comparing Q2 2016 to Q1 2016.  Log sale revenue in Q2 2016 increased $2.6 million, or 28%, from Q1 2016 due to a 34% increase in harvest volume, offset partially by a 5% decrease in average realized log prices. Poor weather conditions during Q1 2016 and expectations of better prices later in the year caused harvest volumes in that quarter to be lower than usual, creating a low base against which to compare Q2 2016 harvest volume.

Comparing Q2 2016 to Q2 2015.  Log sale revenue in Q2 2016 increased $3.4 million, or 40%, from Q2 2015, primarily as a result of a 38% increase in harvest volume. The increase in harvest volume in the current year is related to differences in weather patterns during the first quarter of each comparable year that created intra-quarter harvest timing differences. In 2015, temperatures were unseasonably warm, allowing for increased access to timberland throughout our region. As a result, our harvest volume was relatively higher in the first quarter of 2015 and then lower in the second quarter. By contrast, weather conditions were comparatively poor in early 2016, reflected by lower harvest volume in the first quarter and higher harvest volume in the second quarter. The decrease in other revenue is attributable primarily to $391,000 of commercial thinning activity in Q2 2015 that had no counterpart in Q2 2016.

Revenue and operating income for the Fee Timber segment for the six months ended June 30, 2016 and 2015 were as follows:

(in millions) Six Months Ended	Log Sale Revenue	Other Revenue	Total Fee Timber Revenue	Gain on Sale of Timberland	Operating Income	Harvest Volume (MMBF)	Timber Deed Sale Volume (MMBF)
Partnership	$11.6	$0.9	$12.5	$—	$4.4	20.0	—
Funds	9.5	0.2	9.7	0.2	1.1	16.6	—
Total June 2016	$21.1	$1.1	$22.2	$0.2	$5.5	36.6	—

Partnership	$12.4	$1.2	$13.6	$—	$5.4	19.7	—
Funds	11.0	0.6	11.6	—	1.1	19.9	0.6
Total June 2015	$23.4	$1.8	$25.2	$—	$6.5	39.6	0.6

Operating Income

Comparing YTD 2016 to YTD 2015.  Operating income decreased by $1.0 million, or 15%, from $6.5 million in the first six months of 2015 to $5.5 million in the first six months of 2016, primarily as a result of an 8% decrease in harvest volume and a 3% decrease in average realized log prices. Also contributing to the decline in operating income was a $585,000 increase in operating expenses and $792,000 reduction in other revenue due to commercial thinning operations and timber deed sales in 2015 that had no counterparts in 2016. These decreases in operating income were offset partially by a 17% reduction in cost of sales related to the decline in harvest volume and a $226,000 gain on the sale of two small Fund properties during 2016 that had no counterpart in 2015.

Revenue

Comparing YTD 2016 to YTD 2015.  Log sale revenue in the first half of 2016 decreased $2.3 million, or 10%, from the first half of 2015. The reduction in revenue was the result of an 8% decrease in harvest volume and a 3% decrease in average realized log prices. Since the expiration of the Softwood Lumber Agreement (SLA) last October, Canadian lumber has been sold duty-free into the U.S. market, and will continue to do so at least until October of this year. This, combined with a strong U.S. Dollar, has contributed to a 36% increase in British Columbia exports of softwood lumber to the U.S. compared to 2015. This influx of Canadian lumber has kept lumber prices, and in turn, log prices in check when compared to last year. The $792,000 decrease in other revenue is due to commercial thinning operations and timber deed sales on the Combined tree farms in 2015 that had no counterparts in 2016.

Log Volume

We harvested the following log volumes by species from the Combined tree farms, exclusive of timber deed sales, for the quarters ended June 30, 2016, March 31, 2016, and June 30, 2015:

Volume (in MMBF)		Quarter Ended
		Jun-16	% Total	Mar-16	% Total	Jun-15	% Total
Sawlogs	Douglas-fir	9.4	45%	8.6	55%	7.8	52%
	Whitewood	5.4	26%	2.7	17%	3.0	20%
	Pine	1.2	6%	—	—%	1.1	7%
	Cedar	1.0	5%	0.9	6%	0.5	3%
	Hardwood	0.7	3%	0.6	4%	0.4	3%
Pulpwood	All Species	3.2	15%	2.8	18%	2.3	15%
Total		20.9	100%	15.6	100%	15.1	100%

Comparing Q2 2016 to Q1 2016. Harvest volume increased 5.3 MMBF, or 34%, in Q2 2016 from Q1 2016. The increase stems from unusually low harvest volumes during Q1 2016 when poor weather conditions limited access to our higher-elevation timberlands, combined with the expectation that log prices would improve later in the year as the U.S. housing market continues to recover. Our species mix shifted from Douglas-fir in Q1 2016 towards whitewood and pine in Q2 2016. This is a function of weather patterns and tree farm mix. The better weather conditions in Q2 2016 allowed for access to higher-elevation timberlands, where whitewoods are more prevalent. The pine volume comes almost exclusively from Fund III’s McCloud tree farm in northern California, where we conducted no operations during Q1 2016.

 Comparing Q2 2016 to Q2 2015. Harvest volume increased 5.8 MMBF, or 38%, in Q2 2016 from Q2 2015. The increase is due to different weather patterns this year relative to last year. In 2016, poor weather constrained our harvest in the first quarter which we recovered by increasing our harvest in the second quarter when the weather improved. By contrast, in 2015 the weather was unusually warm in the first quarter, allowing us to harvest more volume than is typical for that time of year, which resulted in comparatively low volume in the second quarter. Our species mix shifted from Douglas-fir in Q2 2015 towards whitewood in Q2 2016 due to improved whitewood log markets and less favorable Douglas-fir log markets relative to the prior year.

We harvested the following log volumes by species from the Combined tree farms, exclusive of timber deed sales, for the six months ended June 30, 2016 and 2015:

Volume (in MMBF)		Six Months Ended
		Jun-16	% Total	Jun-15	% Total
Sawlogs:	Douglas-fir	18.2	50%	19.1	48%
	Whitewood	8.0	22%	9.0	23%
	Pine	1.2	3%	1.1	3%
	Cedar	1.9	5%	1.8	4%
	Hardwood	1.3	4%	1.9	5%
Pulpwood:	All Species	6.0	16%	6.7	17%
Total		36.6	100%	39.6	100%

Comparing YTD 2016 to YTD 2015. Harvest volume decreased 3.0 MMBF, or 8%, in the first six months of 2016 compared to the first six months of 2015. The decrease in harvest volume is attributable to weaker domestic and export markets in 2016 as compared to 2015 and deferring harvest until the latter half of 2016 in expectation of better log markets. Species mix was relatively stable between 2015 and 2016.

Log Prices

Logs from the Combined tree farms serve a number of different domestic and export markets, with domestic mills historically representing our largest market destination. Export customers consist of log brokers who sell the logs primarily to Japan, China and, to a lesser degree, Korea.

We realized the following log prices by species for the quarters ended June 30, 2016, March 31, 2016, and June 30, 2015:

		Quarter Ended
		Jun-16	Mar-16	Jun-15
Average price realizations (per MBF):
Sawlogs:	Douglas-fir	$596	$620	$608
	Whitewood	550	490	541
	Pine	500	—	552
	Cedar	1,271	1,514	1,120
	Hardwood	521	539	532
Pulpwood:	All Species	290	312	322
Overall		563	591	562

The following table compares the dollar and percentage change in log prices from each of Q1 2016 and Q2 2015 to Q2 2016:

		Change to Q2 2016 from Quarter Ended
		Mar-16		Jun-15
		$/MBF	%	$/MBF	%
Sawlogs:	Douglas-fir	$(24)	(4%)	$(12)	(2%)
	Whitewood	60	12%	9	2%
	Pine	500	NA	(52)	(9%)
	Cedar	(243)	(16%)	151	13%
	Hardwood	(18)	(3%)	(11)	(2%)
Pulpwood:	All Species	(22)	(7%)	(32)	(10%)
Overall		(28)	(5%)	1	—%

Overall realized log prices in Q2 2016 were 5% lower than Q1 2016 and essentially flat compared to Q2 2015. Our overall average is influenced heavily by price movements for our two most prevalent species on the Combined tree farms, Douglas-fir and whitewood, and the relative mix of harvest volume between those two species. From Q1 2016 to Q2 2016, log prices for these two species decreased 4% and increased 12%, respectively. Douglas-fir was weighed down by weakness in the Japanese market that was offset partially by solid demand from China which also served to support domestic pricing. Whitewood prices benefitted from solid demand from China, as well as from a local mill that was short on log supply. Cedar experienced a 16% price decrease due to the closure of a cedar mill in the Hood Canal market area as well as 20% of Q2 2016 cedar volume consisting of lower-valued incense cedar produced on Fund III’s McCloud tree farm, while in Q1 2016 all cedar volume was higher-value western red cedar produced primarily on the Partnership's tree farms.

From Q2 2015 to Q2 2016, the negligible increase in average realized log prices was attributable to offsetting price movements amongst the various species, and a shift in mix from Douglas-fir in Q2 2015 towards whitewood in Q2 2016. Douglas-fir prices decreased 2% while whitewood prices increased 2%. Prices for pine, produced almost exclusively on Fund III’s McCloud tree farm, were down 9% due to an excess of pine lumber at mills in the northern California market. The 13% increase in cedar prices is due to 45% of Q2 2015 cedar volume coming from lower-valued incense cedar produced on Fund III’s McCloud tree farm, while in Q2 2016 incense cedar made up only 20% of total cedar volume.

The following table compares realized log prices by species for the first six months of 2016 and 2015, as well as the dollar and percentage change in log prices between the two periods:

		Six Months Ended
		Jun-16			Jun-15
			∆ from Jun-16 to Jun-15
			$/MBF	%
Sawlogs:	Douglas-fir	$608	$(21)	(3%)	$629
	Whitewood	530	(20)	(4%)	550
	Pine	500	(51)	(9%)	551
	Cedar	1,384	(14)	(1%)	1,398
	Hardwood	529	(94)	(15%)	623
Pulpwood:	All species	300	(26)	(8%)	326
Overall		575	(16)	(3%)	591

Overall realized log prices decreased 3% in the first six months of 2016 versus the corresponding period of 2015. The overall average is influenced heavily by Douglas-fir and whitewood prices, which were down 3% and 4%, respectively, but all other species and pulpwood experienced a decline in price as well. Douglas-fir was down on reduced pricing in the domestic market, while whitewood declined on lower pricing in the export market. Hardwood prices declined 15% due to the influence in early 2015 of a significant portion of higher-value red alder peeler logs that had no counterpart in 2016.

Customers

The ultimate decision of whether to sell our logs into the export or domestic market is based on the net proceeds we receive after taking into account both the delivered log prices and the cost to deliver logs to the customer. As such, our reported log price realizations will reflect our properties’ proximity to customers as well as the broader log market.

The table below categorizes logs sold by customer type for the quarters ended June 30, 2016, March 31, 2016, and June 30, 2015:

	Q2 2016			Q1 2016			Q2 2015
	Volume			Volume			Volume
Destination	MMBF	%	Price	MMBF	%	Price	MMBF	%	Price
Export brokers	3.2	15%	$607	2.8	18%	$669	2.1	14%	$604
Domestic mills	13.8	66%	618	9.4	60%	653	10.3	68%	608
Hardwood	0.7	4%	521	0.6	4%	539	0.4	3%	532
Pulpwood	3.2	15%	290	2.8	18%	312	2.3	15%	322
Total	20.9	100%	563	15.6	100%	591	15.1	100%	562

Comparing Q2 2016 to Q1 2016. Volume sold to the export market decreased to 15% of Q2 2016 harvest volume compared to 18% of Q1 2016 volume, while volume sold to the domestic market increased to 66% of Q2 2016 harvest volume compared to 60% of Q1 2016 harvest volume. This shift in customer mix reflects the harvest of 4.6 MMBF during Q2 2016 on Fund III’s McCloud tree farm, which sells all its volume into the domestic market. There was no harvest at McCloud during Q1 2016 as the winter snow prevented access to timber stands.

Comparing Q2 2016 to Q2 2015. The relative amounts of volume sold to our various customer types changed little during Q2 2016 compared to Q2 2015.

The table below categorizes logs sold by customer type for the six-month periods ended June 30, 2016 and 2015:

	Six Months Ended
	June 2016			June 2015
	Volume			Volume
Destination	MMBF	%	Price	MMBF	%	Price
Export brokers	6.1	17%	$636	6.8	17%	$646
Domestic mills	23.2	63%	632	24.2	61%	647
Hardwood	1.3	4%	529	1.9	5%	623
Pulpwood	6.0	16%	300	6.7	17%	326
Subtotal	36.6	100%	575	39.6	100%	591
Timber deed sale	—		—	0.6		389
Total	36.6			40.2

Comparing YTD 2016 to YTD 2015. The relative amounts of volume sold to our various customer types changed little during the first six months of 2016 as compared to the corresponding period in 2015. Timber deed sales volume of 0.6 MMBF during the first six months of 2015 came from Fund III’s Willapa tree farm.

Cost of Sales

Fee Timber cost of sales, which consists predominantly of harvest, haul and depletion costs, vary with harvest volume. Commercial thinning costs are the primary component of other cost of sales in the tables below.

Fee Timber cost of sales for the quarters ended June 30, 2016, March 31, 2016, and June 30, 2015, was as follows, with the first table expressing these costs in total dollars and the second table expressing those costs that are driven by volume on a per MBF basis:

(in thousands) Quarter Ended	Harvest, Haul and Tax	Depletion	Other	Total Fee Timber Cost of Sales	Harvest Volume (MMBF)	Timber Deed Sale Volume (MMBF)
Partnership	$3,188	$586	$15	$3,789	13.7	—
Funds	1,921	1,277	—	3,198	7.2	—
Total June 2016	$5,109	$1,863	$15	$6,987	20.9	—

Partnership	$1,323	$271	$14	$1,608	6.3	—
Funds	2,226	2,059	—	4,285	9.3	—
Total March 2016	$3,549	$2,330	$14	$5,893	15.6	—

Partnership	$1,669	$348	$284	$2,301	7.2	—
Funds	2,189	1,309	39	3,537	7.9	—
Total June 2015	$3,858	$1,657	$323	$5,838	15.1	—

(Amounts per MBF) Quarter Ended	Harvest, Haul and Tax *	Depletion *
Partnership	$233	$43
Funds	267	177
Total June 2016	$244	$89

Partnership	$210	$43
Funds	239	221
Total March 2016	$228	$149

Partnership	$232	$48
Funds	277	166
Total June 2015	$255	$110

*	Timber deed sale volumes are excluded in the per MBF computation for harvest, haul and tax costs but included in the per MBF computation for depletion.

Comparing Q2 2016 to Q1 2016. Cost of sales increased $1.1 million, or 19%, in Q2 2016 from Q1 2016. The increase was attributable primarily to a 34% rise in harvest volume that was offset partially by a 40% decrease in the depletion rate. The decline in the depletion rate is a function the balance between harvest volume from the Funds' tree farms (which have a higher cost basis and thus a higher depletion rate) and the Partnership's tree farms (which have a relatively lower cost basis and thus a lower depletion rate). For the relevant periods, 66% of Q2 2016 harvest volume came from the Partnership tree farms, compared to only 40% during Q1 2016. The Funds’ tree farms have higher cost bases and depletion rates because they were purchased more recently at higher timberland valuations.

Comparing Q2 2016 to Q2 2015. Cost of sales increased $1.1 million, or 20%, in Q2 2016 from Q2 2015. The increase was attributable primarily to a 38% increase in harvest volume that was offset partially by a 19% decrease in the depletion rate. The decline in the depletion rate is a function of 66% of Q2 2016 harvest volume coming from the Partnership, compared to only 48% during Q2 2015. The Funds’ tree farms have higher depletion rates because they were purchased more recently at higher timberland valuations. The decrease in other cost of sales is attributable to commercial thinning activity during Q2 2015 that had no counterpart in Q2 2016.

Fee Timber cost of sales for the six months ended June 30, 2016 and 2015 was as follows, with the first table expressing these costs in total dollars and the second table expressing those costs that are driven by volume on a per MBF basis:

(in thousands) Six Months Ended	Harvest, Haul and Tax	Depletion	Other	Total Fee Timber Cost of Sales	Harvest Volume (MMBF)	Timber Deed Sale Volume (MMBF)
Partnership	$4,511	$857	$29	$5,397	20.0	—
Funds	4,147	3,336	—	7,483	16.6	—
Total June 2016	$8,658	$4,193	$29	$12,880	36.6	—

Partnership	$4,577	$930	$401	$5,908	19.7	—
Funds	5,325	3,938	269	9,532	19.9	0.6
Total June 2015	$9,902	$4,868	$670	$15,440	39.6	0.6

(Amounts per MBF) Six Months Ended	Harvest, Haul and Tax *	Depletion *
Partnership	$226	$43
Funds	250	201
Total June 2016	$237	$115

Partnership	$232	$47
Funds	268	192
Total June 2015	$250	$121

*	Timber deed sale volumes are excluded in the per MBF computation for harvest, haul and tax costs but included in the per MBF computation for depletion.

Comparing YTD 2016 to YTD 2015. Cost of sales decreased $2.6 million, or 17%, in the first six months of 2016 compared to the corresponding period in 2015 due to an 8% decrease in harvest volume and a 5% decline in both the per MBF depletion and harvest, haul, and tax rates. The decline in the depletion rate is a function of 55% of 2016 harvest volume coming from the Partnership, compared to 49% during 2015. The Funds’ tree farms have higher depletion rates because they were purchased more recently at higher timberland valuations. The decrease in other cost of sales is attributable to commercial thinning activity during 2015 that had no counterpart in 2016.

Operating Expenses

Fee Timber operating expenses include the cost of maintaining existing roads and building temporary roads for harvesting, silviculture costs, and other management expenses. For the quarters ended June 30, 2016, March 31, 2016, and June 30, 2015, operating expenses were $2.3 million, $1.6 million, and $1.8 million, respectively. The increase in operating expenses in Q2 2016 compared to both Q1 2016 and Q2 2015 was attributable to the increase in harvest volume and higher silviculture, road maintenance and pre-commercial thinning expenses.

Fee Timber operating expenses for the six months ended June 30, 2016 and 2015 were $3.9 million and $3.3 million, respectively.  The increase is attributable primarily to higher silviculture and road expenses on the Combined tree farms related to a rise in costs from pre-commercial thinning and maintaining existing roads.

Gain on Sale of Timberland

The gain on sale of timberland in 2016 occurred in the first quarter from sales of two parcels of timberland from the Funds totaling 210 acres.

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

 Fund Distributions and Fees Paid to the Partnership

Fund distributions are paid from available Fund cash, generated primarily from the harvest and sale of timber after paying all Fund expenses, management fees, and recurring capital costs. The Partnership received combined distributions from the Funds of $211,000 and $862,000, in the six months ended June 30, 2016, and 2015, respectively. The 2015 distributions included $622,000 from Fund I, which dissolved later in that year.
The Partnership earned asset, investment, and timberland management fees from the Funds of $1.6 million for the six months ended June 30, 2016 and 2015.

Revenue and Operating Loss

The fees earned from managing the Funds include a fixed component related to invested capital and acres owned, and a variable component related to harvest volume from the Funds’ tree farms.

Revenue and operating loss for the Timberland Management segment for the quarters ended June 30, 2016 and 2015 were as follows:

(in thousands, except invested	Quarter Ended
capital, volume and acre data)	Jun-16	Jun-15
Revenue internal	$788	$767
Intersegment eliminations	(788)	(767)
Revenue external	$—	$—

Operating income internal	$123	$(82)
Intersegment eliminations	(726)	(703)
Operating loss external	$(603)	$(785)

Invested capital (in millions)	$258	$253
Acres owned by Funds	94,000	80,000
Harvest volume - Funds (MMBF), including timber deed sales	7.2	7.9

Comparing Q2 2016 to Q2 2015. Timberland Management generated management fee revenue of $788,000 and $767,000 from managing the Funds for the second quarters of 2016 and 2015, respectively. While the increase in revenue was only $21,000, there were a number of larger offsetting factors that produced the result. The increase in invested capital from Fund III’s $50.5 million acquisition of the Mashel tree farm in Q4 2015 was offset by a downward correction to the calculation of invested capital in Q4 2015 used to determine the asset management and investment management fees, resulting in lower fees on an ongoing basis. In addition, Fund III’s sale from the Willapa tree farm to Weyerhaeuser in Q3 2015 and two small timberland sales from Willapa and Fund II’s Riffe Lake tree farm in Q1 2016 served to reduce invested capital and, in turn, the management fees charged to the Funds. The Mashel tree farm acquisition added 15,000 acres to Fund III, while the timberland sales removed 1,000 acres. Notwithstanding the increase in acres owned in Q2 2016 versus Q2 2015, harvest volume by the Funds declined from Q2 2015 as we elected to defer volume in expectation of better prices later in the year as the U.S. housing market continues its recovery.

Operating expenses incurred for the quarters ended June 30, 2016, and 2015 totaled $603,000 and $785,000, respectively. The decrease in operating expenses is attributable to a decline in costs incurred placing capital for Fund III. The drawdown period for Fund III ended in December 2015.

Revenue and operating loss for the Timberland Management segment for the six months ended June 30, 2016 and 2015 were as follows:

(in thousands, except invested	Six Months Ended
capital, volume and acre data)	Jun-16	Jun-15
Revenue internal	$1,611	$1,601
Intersegment eliminations	(1,603)	(1,601)
Revenue external	$8	$—

Operating income internal	$205	$(59)
Intersegment eliminations	(1,474)	(1,455)
Operating loss external	$(1,269)	$(1,514)

Invested capital (in millions)	$258	$253
Acres owned by Funds	94,000	80,000
Harvest volume - Funds (MMBF), including timber deed sales	16.6	20.5

Comparing YTD 2016 to YTD 2015. Timberland Management generated management fee revenue of $1.6 million from managing the Funds for the six months ended June 30, 2016 and 2015. As with the quarterly results, there were a number of larger offsetting factors that resulted management fees remaining flat from 2015 to 2016.

Operating expenses incurred by the Timberland Management segment for the six months ended June 30, 2016 and 2015 totaled $1.3 million and $1.5 million, respectively. The decrease in operating expenses is attributable to a decline in costs incurred placing capital for Fund III.

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

In addition to outright sales of fee simple interests in land, we also enter into conservation easement (CE) sales that allow us to retain the right to harvest and manage timberland, but bar any future subdivision of or real estate development on, the property.

“Land Held for Development” on our Condensed Consolidated Balance Sheets represents the Partnership’s cost basis in land that has been identified as having greater value as development property than timberland. Our Real Estate segment personnel work with local officials to obtain entitlements for further development of these parcels

Those properties that are for sale, under contract, and for which the Partnership has an expectation they will sell within the next 12 months, are classified on our balance sheet as a current asset under “Land Held for Sale”. The $6.6 million amount currently in Land Held for Sale reflects properties that are under contract and expected to close between now and the end of the second quarter of 2017, comprising 138 single-family residential lots from the Harbor Hill project, two separate single-family lot sales as well as a 144-acre sale of undeveloped land.

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

Comparing Q2 2016 to Q2 2015. There were no land sales in the second quarter of 2016, though we recognized the remaining $157,000 of revenue on a percentage-of-completion basis on parcels sold in previous quarters. In Q2 2015, we closed on the sale of 33 residential lots from our Harbor Hill development for $3.3 million and a 175-acre conservation land sale for $920,000. Real Estate operating expenses remained flat at $1.1 million for the second quarters of 2016 and 2015.  These factors resulted in operating loss of $1.2 million for the second quarter of 2016 compared to operating income of $575,000 in the second quarter of 2015.

Comparing YTD 2016 to YTD 2015. In the first six months of 2016, we closed on the sale of 9 single-family residential lots from our Harbor Hill development and recognized the remaining revenue on a percentage-of-completion basis on parcels sold in previous periods for a combined total of $1.2 million.  In the first six months of 2015, we closed on the sale of 75 residential lots from Harbor Hill for $9.0 million and on conservation land and easement sales covering 3,861 acres for $6.0 million. Rental and other activities in our Real Estate segment have decreased in 2016 due to the loss of a tenant at our corporate headquarters building and commercial tenants at Port Gamble due to the environmental remediation project. Real Estate operating expenses increased from $2.0 million to $2.2 million for the first six months of 2015 and 2016, respectively, due primarily to legal and other professional fees in connection with planning and development for a number of properties. These factors resulted in an operating loss of $2.2 million for the first six months of 2016 compared to operating income of $5.7 million for the first six months of 2015.

Real Estate revenue, gross margin and operating income are summarized in the table below for the six months ended June 30, 2016 and 2015:

(in thousands, except units sold and per unit amounts)
For the six months ended:
Description	Revenue	Gross Margin	Units Sold		Revenue per unit	Gross Margin per unit
Residential	1,220	154	Lots:	9	135,556	17,111
Total land	1,220	154
Rentals and other	532	(134)
June 30, 2016 total	$1,752	$20

Conservation land sale	$1,644	$912	Acres:	469	3,505	1,945
Development rights (CE)	4,311	4,311	Acres:	3,392	1,271	1,271
Residential	8,994	2,416	Lots:	75	119,920	32,213
Total land	14,949	7,639
Rentals and other	645	83
June 30, 2015 total	$15,594	$7,722

Environmental Remediation

As disclosed previously, we have a liability for environmental remediation at Port Gamble, Washington, due to contamination that occurred in Port Gamble Bay prior to our 1985 acquisition of the property from Pope & Talbot, Inc. We have adjusted that liability from time to time based on evolving circumstances. The first construction season was completed in January 2016. The second and final construction season began in late June 2016 and will continue into the first half of 2017, followed by a period of monitoring activity.
Project costs may still vary due to a number of factors, including but not limited to:

Handling of dredged material: Our liability estimate is based on the assumption that we will be able to reuse the majority of dredged material on the millsite. However, we have not yet obtained approval from the relevant regulatory agencies to use the millsite as a permanent location for these materials. We may be required to relocate some or all of the dredged material to land that we own a short distance from the town of Port Gamble or to a commercial landfill. Either of these scenarios would result in an increase in costs. It is possible that the final determination of whether to reuse the material at the millsite or transfer it to an alternative location may not occur until after we complete the construction phase of the project. As a result, if it becomes necessary to relocate the dredged material, we may incur additional expenses during the post-construction monitoring phase of the project.
Costs based on unit pricing: The majority of the components of the remediation work are based on a price per unit and the number of units is an estimate. For example, we are not certain of the number of pilings or volume of wood waste that will ultimately need to be removed from Port Gamble Bay. The cost for this work is priced on a per piling or cubic yard basis, so to the extent the actual number of pilings or volume of wood waste to be removed changes from our estimates, the overall cost may change.
Unforeseen conditions: Site conditions may be different than what was contemplated during the project design and this could result in changes to the scope of work to be completed. For example, the Washington State Department of Ecology has required us to increase the depth of the dredging in certain areas where the depth of wood waste is greater than expected originally.
Natural Resource Damages (NRD): Certain environmental laws allow state, federal, and tribal trustees (collectively, the Trustees) to bring suit against property owners to recover damages for injuries to natural resources. Like the liability that attaches to current property owners in the cleanup context, liability for natural resource damages can attach to a property owner simply because an injury to natural resources resulted from releases of hazardous substances on that owner’s property, regardless of culpability for the release. The Trustees are alleging that Pope Resources has NRD liability because of releases that occurred on its property. We have been in discussions with the Trustees regarding their claims, and the alleged conditions in Port Gamble Bay. We have also been discussing restoration alternatives that might address the damages the Trustees allege. Resolution of these NRD claims will likely occur after the construction phase of the project is completed. Discussions with the Trustees may result in an obligation for us to fund NRD restoration activities and past assessment costs that are not included currently in our liability. The outcome of this matter is too uncertain for us to determine the likelihood or potential amount of any such obligation at this time.
Should any future circumstances result in a change to the estimated cost of the project, we will record an appropriate adjustment to the liability in the period it becomes known and we can reasonably estimate the amount.

General and Administrative (G&A)

G&A expenses decreased to $1.1 million in the second quarter of 2016 from $1.2 in the second quarter of 2015. G&A expenses increased to $2.7 million for the first six months of 2016 from $2.4 million for the first six months of 2015. The decrease in G&A expenses for the second quarter of 2016 compared to the second quarter of 2015 was due primarily to lower professional fees in 2016. The increase in G&A expenses on a year-to-date basis was due primarily to personnel costs for being fully staffed in 2016 relative to 2015 and higher incentive compensation expense in 2016.

Interest Expense, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2016	2015	2016	2015
Interest income	$3	$7	$6	$14
Interest expense	(933)	(988)	(1,744)	(1,969)
Capitalized interest expense	183	204	333	433
Interest expense, net	$(747)	$(777)	$(1,405)	$(1,522)

The Partnership’s and Fund III’s debt arrangements with Northwest Farm Credit Services (NWFCS) are included in its patronage program, which rebates a portion of interest paid in the prior year back to the borrower. This NWFCS patronage program is a feature common to most of this lender’s loan agreements. The patronage program reduced interest expense by

$143,000 and $120,000 for the second quarters of 2016 and 2015, respectively, and by $394,000 and $238,000 for the first six months of 2016 and 2015, respectively. The decrease in interest expense on a quarterly and year-to-date basis is due to the higher patronage rebate in 2016 relative to 2015 as well as lower average debt balances in 2016 due to the July 2015 repayment of a $5.0 million debt tranche, net of borrowings under our operating line of credit. In addition, the interest rate on borrowings under the line of credit is lower than the interest rate on the debt tranche that was repaid in 2015.
Capitalized interest decreased from 2015 to 2016 on both a quarterly and year-to-date basis as sales activity at Harbor Hill outpaced construction, resulting in a lower average basis in 2016 compared to 2015.

Income Tax

The Partnership recorded income tax expense of $0 and $28,000 for the quarters ended June 30, 2016 and 2015, respectively, and $50,000 and $368,000 for the first six months of 2016 and 2015, respectively.

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

Noncontrolling interests-ORM Timber Funds

The line item “Net and comprehensive loss attributable to noncontrolling interests-ORM Timber Funds” represents the combination of the 80% portion of the net income or loss for Fund II which is attributable to third-party owners plus 95% of the net income or loss of Fund III that is similarly attributable to third-party owners.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Liquidity and Capital Resources

We ordinarily finance our business activities using operating cash flows and, where appropriate in management’s assessment, commercial credit arrangements with banks or other financial institutions. During periods of reduced operating cash flows, such as the first half of 2016, we have available a line of credit that can be accessed in order to provide for any liquidity needs. We expect that funds generated internally from operations and externally through financing will provide the required resources for the Partnership’s operations and capital expenditures for at least the next twelve months.

The Partnership’s debt consists of mortgage debt with fixed interest rates and an operating line of credit with Northwest Farm Credit Services (NWFCS). The mortgage debt at June 30, 2016 includes $24.8 million in term loans with NWFCS structured in three tranches which mature from 2017 through 2025. In addition, our commercial office building in Poulsbo, Washington is collateral for a $2.6 million loan from NWFCS that matures in 2023. Our $20.0 million operating line of credit matures April 1, 2020 and we had $9.3 million drawn as of June 30, 2016. The line of credit carries a variable interest rate that is based on the one-month LIBOR rate plus 1.5%.

These debt agreements contain covenants that are measured quarterly. Among the covenants measured is a requirement that the Partnership maintain an interest coverage ratio of 3:1 and not exceed a maximum debt-to-total-capitalization ratio of 30%, with total capitalization calculated using fair market (vs. carrying) value of timberland, roads and timber. The Partnership is in compliance with these covenants as of June 30, 2016 and expects to remain in compliance for at least the next twelve months.

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

The $6.0 million decrease in cash generated for the six months ended June 30, 2016 compared to June 30, 2015 is explained in the following table:

	Six Months Ended June 30,
(in thousands)	2016	Change	2015
Cash provided by (used in) operating activities	$(4,297)	$(16,489)	$12,192

Investing activities
Maturity of short-term investments	—	(1,000)	1,000
Reforestation and roads	(918)	180	(1,098)
Buildings and equipment	(140)	26	(166)
Deposit for acquisition of timberland - Partnership	(1,581)	(1,581)	—
Proceeds from sale of timberland - Funds	723	723	—
Acquisition of timberland - Partnership	(1,069)	1,807	(2,876)
Cash used in investing activities	(2,985)	155	(3,140)
Financing activities
Borrowings on line of credit, net	9,250	9,250	—
Repayment of long-term debt	(57)	(2)	(55)
Payroll taxes paid upon unit net settlements	(152)	(45)	(107)
Excess tax benefit of equity-based compensation	—	(5)	5
Cash distributions to unitholders	(6,088)	(451)	(5,637)
Cash distributions to fund investors, net of distributions to Partnership	(2,573)	1,590	(4,163)
Cash provided by (used in) financing activities	380	10,337	(9,957)
Net increase (decrease) in cash and cash equivalents	$(6,902)	$(5,997)	$(905)

The decrease in cash provided by (used in) operating activities of $16.5 million resulted primarily from fewer Real Estate sales in 2016, a $3.6 million increase in environmental remediation expenditures, an 8% decrease in timber harvest volume, and a 3% decrease in log prices.

Cash used in investing activities during 2016 decreased by $0.2 million compared to 2015 due primarily to proceeds from the sale of two small timberland parcels by the Funds in 2016 that had no counterpart in 2015, along with lower expenditures for timberland acquisitions and for reforestation and roads.

Cash provided by financing activities increased in the current year by $10.3 million due primarily to borrowings on our operating line of credit and a decrease in distributions to investors in our private equity timber funds, offset partially by an increase in distributions to Pope Resources' unitholders.

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

Capital Expenditures and Commitments

Capital expenditures, excluding timberland acquisitions, for the full year 2016 are projected to be approximately $20.2 million. The most significant expenditures relate to finishing residential lots for sale to merchant homebuilders in our Harbor Hill project later this year and the installation of a new wastewater treatment plant for the town of Port Gamble. The following table presents our capital expenditures by major category on a year-to-date basis and what we expect for the remainder of the year:

in millions	YTD	Remainder of Year	Total

Harbor Hill project development	$4.8	$8.6	$13.4
Port Gamble wastewater treatment plant	—	3.6	3.6
Reforestation and roads	0.9	1.1	2.0
Other	0.6	0.6	1.2
	$6.3	$13.9	$20.2

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The consolidated fixed-rate debt outstanding had a fair value of approximately $93.5 million and $89.8 million at June 30, 2016 and December 31, 2015, respectively, based on the prevailing interest rates for similar financial instruments. A change in interest rate on fixed-rate debt will affect the fair value of debt, whereas a change in the interest rate on variable-rate debt will affect interest expense and cash flows payable by the Partnership. A hypothetical 1% change in prevailing interest rates would change the fair value of fixed-rate long-term debt obligations by $3.0 million. We are not subject to material foreign currency risk, derivative risk, or similar uncertainties.

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

Consolidation of sawmills in our geographic operating area may reduce competition among our customers, which could adversely affect our log prices. In the past we have experienced, and may continue to experience, consolidation of sawmills and other wood products manufacturing facilities in the Pacific Northwest. For example, Simpson Timber Co. announced in 2015 the sale of four of their mills in the Pacific Northwest region to two separate buyers. Two of those mills will be shut down permanently while another will be closed until a new, more modern, mill is built in its place. The replacement mill is expected to open in late 2016 or early 2017. In addition, Interfor announced recently their intention to sell a lumber mill in Tacoma, Washington that it closed in May 2015. Because a portion of our cost of sales in our Fee Timber segment, which encompasses the Combined tree farms, consists of transportation costs for delivery of logs to domestic sawmills, it becomes increasingly expensive to transport logs over longer distances for sales in domestic markets. As a result, a reduction in the number of sawmills, or in the number of sawmill operators, may reduce competition for our logs, increase transportation costs, or both. These consolidations thus may have a material adverse impact upon our Fee Timber revenue or income and, as that segment has traditionally represented our largest business unit, upon our results of operation and financial condition as a whole. Any such material adverse impact on timber revenue and income as a result of regional mill consolidations will also indirectly affect our Timberland Management segment in the context of raising capital for investment in Pacific Northwest-based timber funds.

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

We have an environmental remediation liability associated with our Port Gamble property, and that liability may increase. We currently own certain real estate at Port Gamble on the Kitsap Peninsula in western Washington. Sediments adjacent to the property were alleged to have been impacted by operations occurring prior to our acquisition of the property, which occurred at the time of our spinoff from Pope & Talbot, Inc. in 1985. However, as current owner of Port Gamble, we have environmental liability for these properties under Washington State’s Model Toxics Control Act (MTCA). In December 2013, we reached an agreement with the Washington State Department of Ecology (“DOE”) in the form of a consent decree (“CD”) and clean-up action plan (“CAP”) that provides for the cleanup of Port Gamble Bay. Together, these documents outline the terms under which the Partnership will conduct environmental remediation as well as the specific clean-up activities to be performed. The CD and CAP were filed with the Kitsap County Superior Court in December 2013.  On June 8, 2015, Kitsap County Superior Court ruled on summary judgment that Washington’s Department of Natural Resources (DNR) did not qualify as an owner or operator of the site and therefore did not have liability under the MTCA. DNR had been identified by DOE as a "potentially liable person" under the MTCA. The effect of the court’s ruling is to absolve DNR of any responsibility to contribute to the cost of cleanup at Port Gamble. We have appealed the Superior Court’s ruling, and believe we have a strong case for overturning the lower court’s decision, however, there can be no assurance that we will prevail in this matter or that we can reach an acceptable settlement with DNR. The recorded liability reflects the estimated cost of the entire project, without any contribution by DNR. Additionally, certain environmental laws allow state, federal, and tribal trustees (collectively, the Trustees) to bring suit against property owners to recover damages for injuries to natural resources. Like the liability that attaches to current property owners in the cleanup context, liability for natural resource damages can attach to a property owner simply because an injury to natural resources resulted from releases of hazardous substances on that owner’s property, regardless of culpability for the release. The Trustees are alleging that Pope Resources has NRD liability because of releases that occurred on its property. We have been in discussions with the Trustees regarding their claims, and the alleged conditions in Port Gamble Bay. We have also been discussing restoration alternatives that might address the damages the Trustees allege. Discussions with the Trustees may result in an obligation for us to fund NRD assessment and restoration activities that are not included currently in our liability. The outcome of this matter is too uncertain for us to determine the likelihood or potential amount of any such obligation at this time.

Management continues to monitor the Port Gamble cleanup processes closely. The $12.6 million remediation accrual as of June 30, 2016 represents our current estimate of the remaining cleanup cost and most likely outcome to various contingencies. These estimates are predicated upon a variety of factors, including the actual amount of the ultimate cleanup costs. The liability is based upon a number of estimates and judgments that are subject to change as the project progresses. There may be additional litigation costs if we successfully overturn the Superior Court's ruling but cannot reach a settlement with DNR, and the outcome of any such litigation is uncertain. The filing of the CD limits our legal exposure for matters covered by the decree, but does not eliminate it entirely. DOE reserves the right to reopen the CD if new information regarding factors previously unknown to the agency requres further remedial action. While unlikely, a reopening of the CD may result in adverse financial impacts and may have the effect of distracting management and other key personnel from the day to day operation of our business. These factors, alone or in combination with other challenges, may have a material adverse effect upon our assets, income and operations.

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

We rely on contract loggers and truckers who are in short supply and seeking consistent work at increasing rates.  We rely on contract loggers and truckers for the production and transportation, respectively, of our products to customers.  During the economic downturn of 2008 and 2009 most industrial forestry firms deferred harvest, which resulted in a shortfall in demand for the contract logging and trucking work force.  Many private logging and trucking companies did not survive the protracted economic downturn.  As the economy has improved and companies return to harvesting, a shortage of logging contractors and truckers has developed.  The remaining contractors who survived did so by reducing their workforce or, in the case of log truckers, converting their trucks to configurations suitable for highway freight hauling.  This decline in the pool of available contractors has resulted in a steady increase in harvest and haul costs and market forces that are emphasizing continuity of work when soliciting contractor bids for a job.  The commitment to more continuous work could preclude our ability to time markets, affecting total returns.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) - (e) None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

On May 11, 2016 the Partnership repurchased five units at $68.23 per unit from a single third-party unitholder.

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

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2016.

POPE RESOURCES,
A Delaware Limited Partnership

By:	POPE MGP, Inc.
Managing General Partner

By: /s/ Thomas M. Ringo
Thomas M. Ringo
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ John D. Lamb
John D. Lamb
Vice President and Chief Financial Officer
(Principal Financial Officer)

By: /s/ Sean M. Tallarico
Sean M. Tallarico
Controller
(Principal Accounting Officer)