Form 10-Q
period 2016-09-30
POPE RESOURCES LTD PARTNERSHIP
filed 2016-11-09
CIK 784011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Partnership units outstanding at October 31, 2016: 4,349,913

Pope Resources
Index to Form 10-Q Filing
For the Nine Months Ended September 30, 2016

P A R T  I – FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
Pope Resources, a Delaware Limited Partnership
September 30, 2016 and December 31, 2015
(in thousands)

	2016	2015
ASSETS
Current assets
Partnership cash	$2,078	$6,310
ORM Timber Funds cash	1,376	3,396
Cash	3,454	9,706
Accounts receivable, net	3,256	3,238
Land held for sale	10,750	3,642
Prepaid expenses and other	2,327	810
Total current assets	19,787	17,396
Properties and equipment, at cost
Timber and roads, net of accumulated depletion (2016 - $109,523; 2015 - $103,378)	290,804	266,104
Timberland	56,871	53,879
Land held for development	28,005	25,653
Buildings and equipment, net of accumulated depreciation (2016 - $7,656; 2015 - $7,251)	5,697	6,024
Total property and equipment, at cost	381,377	351,660
Other assets
Deposit for acquisition of timberland	265	—
Other assets	918	1,000
Total assets	$402,347	$370,056

LIABILITIES, PARTNERS' CAPITAL AND NONCONTROLLING INTERESTS
Current liabilities
Accounts payable	$1,423	$1,384
Accrued liabilities	4,619	3,442
Current portion of long-term debt	5,118	114
Deferred revenue	229	278
Current portion of environmental remediation liability	10,254	11,200
Other current liabilities	440	322
Total current liabilities	22,083	16,740
Long-term debt, net of unamortized debt issuance costs and current portion	128,645	84,537
Environmental remediation and other long-term liabilities	1,354	5,713
Partners' capital and noncontrolling interests
General partners' capital (units issued and outstanding 2016 - 60; 2015 - 60)	910	1,009
Limited partners' capital (units issued and outstanding 2016 - 4,254; 2015 - 4,240)	56,480	63,539
Noncontrolling interests	192,875	198,518
Total partners' capital and noncontrolling interests	250,265	263,066
Total liabilities, partners' capital and noncontrolling interests	$402,347	$370,056
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
Pope Resources, a Delaware Limited Partnership
For the Three and Nine Months Ended September 30, 2016 and 2015
(in thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Revenue	$13,178	$15,208	$36,960	$56,020
Cost of sales	(6,211)	(9,746)	(20,822)	(33,058)
Operating expenses	(3,831)	(4,030)	(11,245)	(10,889)
General and administrative expenses	(1,151)	(1,202)	(3,814)	(3,590)
Gain (loss) on sale of timberland	—	(1,103)	226	(1,103)
Income (loss) from operations	1,985	(873)	1,305	7,380

Interest expense, net	(953)	(726)	(2,358)	(2,248)

Income (loss) before income taxes	1,032	(1,599)	(1,053)	5,132
Income tax expense	(116)	(1)	(166)	(369)
Net income (loss)	916	(1,600)	(1,219)	4,763

Net and comprehensive loss attributable to noncontrolling interests - ORM Timber Funds	1,054	2,215	2,590	3,950
Net and comprehensive income attributable to unitholders	$1,970	$615	$1,371	$8,713

Allocable to general partners	$27	$9	$19	$122
Allocable to limited partners	1,943	606	1,352	8,591
Net and comprehensive income attributable to unitholders	$1,970	$615	$1,371	$8,713

Basic and diluted earnings per unit attributable to unitholders	$0.45	$0.13	$0.30	$2.01

Basic and diluted weighted average units outstanding	4,312	4,298	4,312	4,297

Distributions per unit	$0.70	$0.70	$2.10	$2.00
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS' CAPITAL (Unaudited)
Pope Resources, a Delaware Limited Partnership
Nine Months Ended September 30, 2016
(in thousands)

	Attributable to Pope Resources
	General Partners	Limited Partners	Noncontrolling Interests	Total
December 31, 2015	$1,009	$63,539	$198,518	$263,066
Net income (loss)	19	1,352	(2,590)	(1,219)
Cash distributions	(127)	(9,006)	(3,053)	(12,186)
Equity-based compensation	11	745	—	756
Indirect repurchase of units for minimum tax withholding	(2)	(150)	—	(152)
September 30, 2016	$910	$56,480	$192,875	$250,265

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Pope Resources, a Delaware Limited Partnership
Nine Months Ended September 30, 2016 and 2015
(in thousands)

	2016	2015
Net income (loss)	$(1,219)	$4,763
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depletion	6,101	7,198
Equity-based compensation	756	722
Excess tax benefit of equity-based compensation	—	(5)
Depreciation and amortization	554	466
Deferred taxes	49	199
Cost of land sold	1,139	9,246
(Gain) loss on sale of timberland	(226)	1,103
Gain on disposal of property and equipment	(24)	—
Cash flows from changes in operating accounts
Accounts receivable, net	(18)	(519)
Prepaid expenses and other assets	(1,484)	1,510
Real estate project expenditures	(10,598)	(7,053)
Accounts payable and accrued liabilities	1,250	1,282
Deferred revenue	(49)	(477)
Environmental remediation	(5,280)	(1,579)
Other current and long-term liabilities	92	47
Net cash provided by (used in) operating activities	(8,957)	16,903

Cash flows from investing activities
Maturity of short-term investments	—	1,000
Reforestation and roads	(1,276)	(1,473)
Buildings and equipment	(159)	(197)
Deposit for acquisition of timberland - Partnership	(265)	—
Acquisition of timberland - Partnership	(33,059)	(4,851)
Proceeds from sale of timberland - Funds	724	1,001
Net cash used in investing activities	(34,035)	(4,520)

Cash flows from financing activities
Line of credit borrowings	20,026	—
Line of credit repayments	(2,700)	—
Proceeds from issuance of long-term debt	32,000	—
Repayment of long-term debt	(85)	(5,081)
Debt issuance costs	(163)	—
Payroll taxes paid on unit net settlements	(152)	(107)
Excess tax benefit of equity-based compensation	—	5
Cash distributions to unitholders	(9,133)	(8,672)
Cash distributions - ORM Timber Funds, net of distributions to Partnership	(3,053)	(4,163)
Net cash provided by (used in) financing activities	36,740	(18,018)

Net decrease in cash	(6,252)	(5,635)
Cash at beginning of period	9,706	24,028
Cash at end of period	$3,454	$18,393
See accompanying notes to condensed consolidated financial statements.

POPE RESOURCES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2016

1.
The condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015 and the related condensed consolidated statements of comprehensive income for the three- and nine-month periods and cash flows for the nine-month periods ended September 30, 2016 and 2015 have been prepared by Pope Resources, A Delaware Limited Partnership (the “Partnership”), pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements are unaudited, but, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2015 is derived from the Partnership’s audited consolidated financial statements and notes thereto for the year ended December 31, 2015, and should be read in conjunction with such financial statements and notes. The results of operations for the interim periods are not indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2016.

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

The Partnership’s condensed consolidated balance sheet included assets and liabilities of the Funds as of September 30, 2016 and December 31, 2015, which were as follows:

(in thousands)	September 30, 2016	December 31, 2015
Assets:
Cash	$1,376	$3,396
Other current assets	908	602
Total current assets	2,284	3,998
Properties and equipment, net of accumulated depletion and depreciation (2016 - $39,184; 2015 - $34,757)	267,631	271,850
Total assets	$269,915	$275,848
Liabilities and equity:
Current liabilities	$1,892	$1,723
Long-term debt, net of unamortized debt issuance costs	57,263	57,246
Total liabilities	59,155	58,969
Funds' equity	210,760	216,879
Total liabilities and equity	$269,915	$275,848

5.
In the presentation of the Partnership’s revenue and operating income (loss) by segment, all intersegment revenue and expense is eliminated to determine operating income (loss) reported externally. The following tables reconcile internally reported income (loss) from operations to externally reported income (loss) from operations by business segment, for the three and nine months ended September 30, 2016 and 2015:

	Fee Timber
Three Months Ended September 30, (in thousands)	Pope Resources	ORM Timber Funds	Total Fee Timber	Timberland Management	Real Estate	Other	Consolidated
2016
Revenue - internal	$7,882	$3,231	$11,113	$772	$2,194	$—	$14,079
Eliminations	(48)	—	(48)	(772)	(81)	—	(901)
Revenue - external	7,834	3,231	11,065	—	2,113	—	13,178

Cost of sales	(3,321)	(2,282)	(5,603)	—	(608)	—	(6,211)

Operating, general and administrative expenses - internal	(1,546)	(1,401)	(2,947)	(708)	(1,052)	(1,176)	(5,883)
Eliminations	36	766	802	64	10	25	901
Operating, general and administrative expenses - external	(1,510)	(635)	(2,145)	(644)	(1,042)	(1,151)	(4,982)

Income (loss) from operations - internal	3,015	(452)	2,563	64	534	(1,176)	1,985
Eliminations	(12)	766	754	(708)	(71)	25	—

Income (loss) from operations - external	$3,003	$314	$3,317	$(644)	$463	$(1,151)	$1,985

2015
Revenue - internal	$6,506	$4,910	$11,416	$779	$3,931	$—	$16,126
Eliminations	(100)	—	(100)	(779)	(39)	—	(918)
Revenue - external	6,406	4,910	11,316	—	3,892	—	15,208

Cost of sales	(2,463)	(3,888)	(6,351)	—	(3,395)	—	(9,746)

Operating, general and administrative expenses - internal	(1,678)	(1,637)	(3,315)	(594)	(1,005)	(1,236)	(6,150)
Eliminations	—	779	779	100	5	34	918
Operating, general and administrative expenses -external	(1,678)	(858)	(2,536)	(494)	(1,000)	(1,202)	(5,232)
Loss on sale of timberland	—	(1,103)	(1,103)	—	—	—	(1,103)

Income (loss) from operations - internal	2,365	(1,718)	647	185	(469)	(1,236)	(873)
Eliminations	(100)	779	679	(679)	(34)	34	—

Income (loss) from operations - external	$2,265	$(939)	$1,326	$(494)	$(503)	$(1,202)	$(873)

	Fee Timber
Nine Months Ended September 30, (in thousands)	Pope Resources	ORM Timber Funds	Total Fee Timber	Timberland Management	Real Estate	Other	Consolidated
2016
Revenue - internal	$20,506	$12,729	$33,235	$2,383	$4,094	$—	$39,712
Eliminations	(148)	—	(148)	(2,375)	(229)	—	(2,752)
Revenue - external	20,358	12,729	33,087	8	3,865	—	36,960

Cost of sales	(8,718)	(9,764)	(18,482)	—	(2,340)	—	(20,822)

Operating, general and administrative expenses - internal	(4,343)	(4,188)	(8,531)	(2,114)	(3,293)	(3,873)	(17,811)
Eliminations	95	2,375	2,470	193	30	59	2,752
Operating, general and administrative expenses - external	(4,248)	(1,813)	(6,061)	(1,921)	(3,263)	(3,814)	(15,059)
Gain on sale of timberland	—	226	226	—	—	—	226

Income (loss) from operations - internal	7,445	(997)	6,448	269	(1,539)	(3,873)	1,305
Eliminations	(53)	2,375	2,322	(2,182)	(199)	59	—
Income (loss) from operations - external	$7,392	$1,378	$8,770	$(1,913)	$(1,738)	$(3,814)	$1,305

2015
Revenue - internal	$20,213	$16,567	$36,780	$2,380	$19,592	$—	$58,752
Eliminations	(246)	—	(246)	(2,380)	(106)	—	(2,732)
Revenue - external	19,967	16,567	36,534	—	19,486	—	56,020

Cost of sales	(8,371)	(13,420)	(21,791)	—	(11,267)	—	(33,058)

Operating, general and administrative expenses - internal	(3,979)	(4,267)	(8,246)	(2,254)	(3,029)	(3,682)	(17,211)
Eliminations	—	2,380	2,380	246	14	92	2,732
Operating, general and administrative expenses - external	(3,979)	(1,887)	(5,866)	(2,008)	(3,015)	(3,590)	(14,479)
Loss on sale of timberland	—	(1,103)	(1,103)	—	—	—	(1,103)

Income (loss) from operations - internal	7,863	(2,223)	5,640	126	5,296	(3,682)	7,380
Eliminations	(246)	2,380	2,134	(2,134)	(92)	92	—
Income (loss) from operations - external	$7,617	$157	$7,774	$(2,008)	$5,204	$(3,590)	$7,380

6.
Basic and diluted earnings per unit are calculated by dividing net and comprehensive income attributable to unitholders, adjusted for non-forfeitable distributions paid out to unvested restricted unitholders and preferred shareholders of Fund II and Fund III, by the weighted average units outstanding during the period.  There were no dilutive securities outstanding during the periods presented. The following table shows the calculation of basic and diluted earnings per unit:

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per unit amounts)	2016	2015	2016	2015
Net and comprehensive income attributable to Pope Resources' unitholders	$1,970	$615	$1,371	$8,713
Less:
Net and comprehensive income attributable to unvested restricted unitholders	(25)	(27)	(74)	(55)
Preferred share dividends - ORM Timber Funds	(8)	(8)	(23)	(23)
Net and comprehensive income for calculation of earnings per unit	$1,937	$580	$1,274	$8,635

Basic and diluted weighted average units outstanding	4,312	4,298	4,312	4,297

Basic and diluted earnings per unit	$0.45	$0.13	$0.30	$2.01

7.
In the first quarter of 2016, the Partnership granted 10,400 restricted units pursuant to the management incentive compensation program and 3,880 restricted units to members of the Board of Directors. These restricted units vest ratably over four years with the grant date fair value equal to the market price on the date of grant. During the nine months ended September 30, 2016, 1,360 units were granted with no restrictions to certain board members who elected to receive their quarterly board compensation in the form of units rather than cash. Units granted to directors are included in the calculation of total equity compensation expense, which is recognized over the vesting period, for restricted units, or immediately for unrestricted units. Grants to retirement-eligible individuals on the date of grant are expensed immediately. The Partnership recognized $163,000 and $142,000 of equity compensation expense in the third quarter of 2016 and 2015, respectively, and $756,000 and $722,000 for the nine months ended September 30, 2016 and 2015, respectively, related to these compensation programs.

8.
Supplemental disclosure of cash flow information: interest paid, net of amounts capitalized, totaled $2.0 million and $2.3 million for the first nine months of 2016 and 2015, respectively. Income taxes paid totaled $187,000 and $236,000 during the first nine months of 2016 and 2015, respectively.

9.
In July 2016, the Partnership closed on the acquisition of a 7,324-acre tree farm in western Washington for $32.0 million. It consists of 6,746 owned acres and a timber deed on 578 acres that expires in 2051. The purchase price was allocated $2.9 million to land and $29.1 million to timber and roads.

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

10.
In August 2016, the Partnership entered into a $21.0 million loan agreement issued under the existing master loan agreement with NWFCS. This amount will remain available for the Partnership to borrow through March 31, 2017. Advances under the loan require quarterly interest-only payments with principal due at maturity in July 2027. Advances under the loan agreement can bear interest at a variable rate based on the one-month LIBOR plus a margin of 1.85% (base rate loan segment) or at fixed rates based on the lender's rate pricing index, for terms of one through eleven years, plus a margin of 1.95% (fixed rate loan segment). In addition, base rate loan segments can be converted to fixed rate loan segments, though no more than four fixed rate loan segments may be outstanding at any time. The Partnership expects to use borrowings under this facility to reduce the balance outstanding on the operating line of credit and increase the amount available to fund either Real Estate lot development, environmental remediation expenditures, or other liquidity needs. As with the Partnership's other debt arrangements with NWFCS, this loan will be included in the lender's annual patronage program, which rebates a portion the interest paid in the prior year back to the borrower. The loan is collateralized by the same portions of the Partnership's timberland that are already pledged as collateral for the Partnerships existing credit facility with NWFCS. In October 2016, the Partnership completed its first borrowing under this credit facility, consisting of a base rate loan segment for $6.0 million.

11.
The Partnership’s financial instruments include cash and cash equivalents and accounts receivable, for which the carrying amount of each represents fair value based on current market interest rates or their short-term nature. Carrying amounts of contracts receivable, although long-term, also approximate fair value based on current market rates.

The Partnership’s and the Funds’ fixed-rate debt collectively have a carrying value of $106.8 million and $84.9 million as of September 30, 2016 and December 31, 2015, respectively.   The estimated fair value of this debt, based on current interest rates for similar instruments (Level 2 inputs in the Fair Value Hierarchy), is approximately $115.9 million and $89.8 million, as of September 30, 2016 and December 31, 2015, respectively.

12.
The Partnership had an accrual for estimated environmental remediation costs of $11.5 million and $16.8 million as of September 30, 2016 and December 31, 2015, respectively. The environmental remediation liability represents management’s estimate of payments to be made to monitor and remediate certain areas in and around Port Gamble Bay, Washington.

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

The environmental liability at September 30, 2016 is comprised of $10.3 million that management expects to expend in the next 12 months and $1.2 million thereafter.

Activity in the environmental liability is as follows:

(in thousands)	Balance at Beginning of the Period	Additions to Accrual	Expenditures for Remediation	Balance at Period-end
Year ended December 31, 2014	13,241	10,000	1,590	21,651
Year ended December 31, 2015	21,651	—	4,890	16,761
Quarter ended March 31, 2016	16,761	—	3,223	13,538
Quarter ended June 30, 2016	13,538	—	952	12,586
Quarter ended September 30, 2016	$12,586	$—	$1,105	$11,481

13.
In October 2016, the Partnership closed on two timberland acquisitions for a combined $6.6 million comprising 1,967 acres. The acquired timberland is adjacent to the Partnership's existing Washington State timberland holdings in Jefferson and Skamania counties.

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

Our current strategy for adding timberland acreage is centered primarily on our private equity timber fund business model. However, we will acquire smaller timberland parcels from time to time to add on to the Partnership's existing tree farms. In addition, during periods when the Funds' committed capital is fully invested, we may look to acquire larger timberland properties for the Partnership as we did in July 2016 with the acquisition of a 7,324-acre tree farm in western Washington. We have closed and invested capital from three timber funds, with assets under management totaling approximately $364 million as of September 30, 2016 based on the most recent appraisals. Through our 20% co-investment in Fund II and our 5% co-investment in Fund III, we have deployed $26 million of Partnership capital. Our co-investment affords us a share of the Funds’ operating cash flows while also allowing us to earn asset management and timberland management fees, as well as potential future incentive fees, based upon the overall success of each fund. We also believe that this strategy allows us to maintain more sophisticated expertise in timberland acquisition, valuation, and management on a more cost-effective basis than we could for the Partnership’s timberlands alone. We believe our co-investment strategy also enhances our credibility with existing and prospective Fund investors by demonstrating that we have both an operational and a financial commitment to the Funds’ success.

The Funds are consolidated into our financial statements, but then income or loss attributable to equity owned by third parties is eliminated from consolidated results in our Condensed Consolidated Statements of Comprehensive Income under the caption “Net and comprehensive loss attributable to non-controlling interests-ORM Timber Funds” to arrive at net and comprehensive income attributable to unitholders of the Partnership.

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

Third quarter highlights

•
Harvest volume was 17.0 million board feet (MMBF) in Q3 2016 compared to 17.8 MMBF in Q3 2015, a 4% decrease. Harvest volume for the first nine months of 2016 was 53.6 MMBF compared to 57.4 MMBF for 2015, a 7% decrease. These harvest volume figures do not include timber deed sales of 1.3 MMBF in Q3 2016 and 0.6 MMBF in Q1 2015. The harvest volume and log price realization metrics cited below also exclude these timber deed sales, except as noted otherwise.

•
Average realized log price per thousand board feet (MBF) was $573 in Q3 2016 compared to $579 per MBF in Q3 2015. For the first nine months of 2016, the average realized log price was $574 per MBF compared to $587 per MBF for 2015, a 2% decrease.

•
As a percentage of total harvest, volume sold to export markets in Q3 2016 decreased to 16% from 26% in Q3 2015, while the mix of volume sold to domestic markets was 65% in Q3 2016 compared to 53% in Q3 2015. For the first nine months of 2016, the relative percentages of volume sold to export and domestic markets were 16% and 64%, respectively, compared to 20% and 58%, respectively, in 2015. Hardwood, cedar and pulpwood log sales make up the balance of harvest volume.

•
The percentage of total harvest comprised of Douglas-fir sawlogs increased to 57% in Q3 2016 from 55% in Q3 2015, with a decrease in the whitewood sawlog component to 18% in Q3 2016 from 20% in Q3 2015. Douglas-fir sawlogs represented 51% of total harvest volume for the first nine months of both 2016 and 2015.

•	As noted last quarter, in July the Partnership closed on a 7,324-acre timberland acquisition for $32.0 million consisting of 6,746 owned acres and a timber deed on 578 acres that expires in 2051.

•	The Partnership closed on the sale of two parcels of undeveloped land comprising 265 acres for $1.7 million.

Outlook

Over the course of 2016, we have made investments that will begin to pay off in the fourth quarter.  In our Fee Timber segment, we expect to realize over 40% of our annual volume in the fourth quarter. This back-end loading of our 2016 harvest is timed to coincide with anticipated log pricing improvement.  We expect our total 2016 harvest volume to be between 96 and 100 MMBF, including timber deed sales. In our Real Estate segment, we’ve invested over $10 million in our Harbor Hill project this year with the expectation of closing on the sale of up to 127 residential lots in the fourth quarter.

RESULTS OF OPERATIONS

The following table reconciles and compares key revenue and cost elements that impacted our net income (loss) attributable to unitholders for the respective quarters and nine months ended September 30, 2016 and 2015.  The explanatory text that follows the table describes in detail certain of these changes by business segment.

(in thousands)	Quarter Ended September 30,	Nine Months Ended September 30,
Net income attributable to Pope Resources' unitholders:
2016 period	$1,970	$1,371
2015 period	615	8,713
Variance	$1,355	$(7,342)
Detail of variance:
Fee Timber
Log volumes (A)	$(463)	$(2,231)
Log price realizations (B)	(102)	(697)
(Gain) loss on sale of timberland	1,103	1,329
Timber deed sales	485	255
Production costs	405	2,291
Depletion	343	1,018
Other Fee Timber	220	(969)
Timberland Management	(150)	95
Real Estate
Land sales	(493)	(3,827)
Conservation easement sales	—	(4,311)
Other Real Estate	1,459	1,196
General and administrative costs	51	(224)
Net interest expense	(227)	(110)
Income taxes	(115)	203
Noncontrolling interests	(1,161)	(1,360)
Total variances	$1,355	$(7,342)

(A)	Volume variance calculated by extending change in sales volume by the average log sales price for the comparison period.

(B)	Price variance calculated by extending the change in average realized price by current period sales volume.

Fee Timber

Fee Timber results include operations on 119,000 acres of timberland owned by the Partnership and 94,000 acres of timberland owned by the Funds. Fee Timber revenue is earned primarily from the harvest and sale of logs from these timberlands which are located in western Washington, northwestern Oregon, and northern California. Revenues are driven primarily by the volume of timber harvested and the average log price realized on the sale of that timber. Our harvest volume is based typically on manufactured log sales to domestic mills and log export brokers. We also occasionally sell rights to harvest timber (timber deed sale) from the Combined tree farms. The metrics used to calculate volumes sold and average price realized during the reporting periods exclude the timber deed sales, except where stated otherwise. Harvest volumes are generally expressed in million board feet (MMBF) increments while harvest revenue and related costs are generally expressed in terms of revenue or cost per thousand board feet (MBF).

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

Revenue and operating income for the Fee Timber segment for the quarters ended September 30, 2016, June 30, 2016, and September 30, 2015 were as follows:

(in millions) Quarter ended	Log Sale Revenue	Other Revenue	Total Fee Timber Revenue	Gain (loss) on Sale of Timberland	Operating Income	Harvest Volume (MMBF)	Timber Deed Sale Volume (MMBF)
Partnership	$6.8	$1.1	$7.9	$—	$3.0	11.6	0.7
Funds	3.1	0.1	3.2	—	0.3	5.4	0.6
Total September 2016	$9.9	$1.2	$11.1	$—	$3.3	17.0	1.3

Partnership	$7.7	$0.5	$8.2	$—	$2.8	13.7	—
Funds	4.1	—	4.1	—	0.2	7.2	—
Total June 2016	$11.8	$0.5	$12.3	$—	$3.0	20.9	—

Partnership	$5.6	$0.8	$6.4	$—	$2.3	9.2	—
Funds	4.7	0.2	4.9	(1.1)	(0.9)	8.6	—
Total September 2015	$10.3	$1.0	$11.3	$(1.1)	$1.3	17.8	—

Operating Income

Comparing Q3 2016 to Q2 2016.  Operating income increased $348,000, or 12%, from $3.0 million in Q2 2016 to $3.3 million in Q3 2016. The increase is due primarily to the sale of 1.3 MMBF of timber via timber deed sales on both Partnership and Fund tree farms for $485,000 in Q3 2016 that had no counterpart in Q2 2016. A 12% decrease in harvest volume (including volume from timber deed sales) served to lower operating income, while a 2% increase in average realized log prices and a $169,000 decrease in operating expenses worked to increase operating income.

Comparing Q3 2016 to Q3 2015.  Operating income increased $2.0 million, or 154%, from $1.3 million in Q3 2015 to $3.3 million in Q3 2016. Our Q3 2015 results reflect a $1.1 million loss on the sale of 858 acres from Fund III's timberland, and the absence of a counterpart in our Q3 2016 results is the primary reason for the improvement in operating income. Q3 2016 includes the sale of 1.3 MMBF of timber via timber deed sales from both Partnership and Fund tree farms that had no counterpart in Q3 2015. A 3% increase in harvest volume (including volume from timber deed sales) was partially offset by a 1% decrease in average realized log prices. A $391,000 decrease in operating expenses also helped improve operating income.

Revenue

Comparing Q3 2016 to Q2 2016.  Log sale revenue in Q3 2016 decreased $1.9 million, or 16%, from Q2 2016 due primarily to a 19% decrease in harvest volume, offset partially by a 2% increase in average realized log prices. Generally, the third quarter is when log supply is at its peak, and log prices are lower, because summer weather conditions allow uninhibited access to timberlands at higher elevations. We typically reduce our harvest volume during this period in favor of harvesting greater volumes at other times in the year when log supply is more constrained and log prices are higher. We reduced our harvest volume in Q3 2016 as we expect higher log prices in Q4 2016 and Q1 2017 due to this seasonal pattern. The increase in other revenue is primarily attributable to timber deed sales of $485,000 in Q3 2016 that had no counterpart in Q2 2016, as well as a $176,000 increase in revenue from road easement fees on the Partnership’s Hood Canal tree farm.

Comparing Q3 2016 to Q3 2015.  Log sale revenue in Q3 2016 decreased $400,000, or 4%, from Q3 2015, primarily as a result of a 4% decrease in harvest volume and a 1% decline in average realized log prices. We deferred some harvest volume in Q3 2016, particularly on Fund tree farms, as we expect higher log prices in Q4 2016 and Q1 2017, consistent with typical seasonal patterns. The increase on other revenue was driven primarily by an increase in timber deed sales in Q3 2016 compared to Q3 2015.

Revenue and operating income for the Fee Timber segment for the nine months ended September 30, 2016 and 2015 were as follows:

(in millions) Nine Months Ended	Log Sale Revenue	Other Revenue	Total Fee Timber Revenue	Gain (loss) on Sale of Timberland	Operating Income	Harvest Volume (MMBF)	Timber Deed Sale Volume (MMBF)
Partnership	$18.4	$2.0	$20.4	$—	$7.4	31.6	0.7
Funds	12.4	0.3	12.7	0.2	1.4	22.0	0.6
Total September 2016	$30.8	$2.3	$33.1	$0.2	$8.8	53.6	1.3

Partnership	$18.0	$2.0	$20.0	$—	$7.6	28.8	—
Funds	15.7	0.8	16.5	(1.1)	0.2	28.6	0.6
Total September 2015	$33.7	$2.8	$36.5	$(1.1)	$7.8	57.4	0.6

Operating Income

Comparing YTD 2016 to YTD 2015.  Operating income increased by $1.0 million, or 13%, from $7.8 million in the first nine months of 2015 to $8.8 million in the first nine months of 2016. Our 2015 results include a $1.1 million loss on sale of 858 acres from Fund III's timberland, whereas our 2016 results include a $226,000 gain on the sale of 205 acres of Fund timberland. Excluding these timberland sales, Fee Timber operating income was $8.5 million in 2016 and $8.9 million in 2015. This decrease resulted from a 5% decrease in harvest volume (including timber deed sales), a 2% decline in average realized log prices, a $516,000 decrease in other revenue from a lack of commercial thinning activity in the current year, and a $194,000 increase in operating expenses. These factors were offset partially by a 15% decrease in cost of sales, driven by a combination of lower harvest volume and a lower average depletion rate.

Revenue

Comparing YTD 2016 to YTD 2015.  Log sale revenue in the first nine months of 2016 decreased $2.9 million, or 9%, from the first nine months of 2015. The reduction in revenue was the result of a 7% decrease in harvest volume and a 2% decline in average realized log prices. Since the October 2015 expiration of the Softwood Lumber Agreement (SLA), Canadian lumber has been sold duty-free into the U.S. market. The combination of this duty-free entry and a weak Canadian currency has boosted Canadian exports of softwood lumber to the U.S. during the first eight months of 2016 by 34% over the corresponding period of 2015, based on data from the U.S. Census Bureau. The influx of Canadian lumber has played a role in keeping log prices in check when compared to last year. Other revenue declined $516,000 in the current year, primarily as a result of no commercial thinning activity, which last year produced revenue of $1.3 million.

Log Volume

We harvested the following log volumes by species from the Combined tree farms, exclusive of timber deed sales, for the quarters ended September 30, 2016, June 30, 2016, and September 30, 2015:

Volume (in MMBF)		Quarter Ended
		Sep-16	% Total	Jun-16	% Total	Sep-15	% Total
Sawlogs	Douglas-fir	9.8	57%	9.4	45%	9.9	55%
	Whitewood	3.0	18%	5.4	26%	3.5	20%
	Pine	0.5	3%	1.2	6%	0.1	1%
	Cedar	0.5	3%	1.0	5%	0.6	3%
	Hardwood	0.8	5%	0.7	3%	0.7	4%
Pulpwood	All Species	2.4	14%	3.2	15%	3.0	17%
Total		17.0	100%	20.9	100%	17.8	100%

Comparing Q3 2016 to Q2 2016. Harvest volume decreased 3.9 MMBF, or 19%, in Q3 2016 from Q2 2016. The third quarter is generally when log supply is at its peak, and log prices are lower, because summer weather conditions afford timberland owners uninhibited access to their timberland, particularly at higher elevations. We plan for this and, to the extent we can, reduce our sales volume during the summer months in favor of harvesting greater volumes at other times in the year when log supply is more constrained and logs prices are higher. We reduced our harvest in Q3 2016 as we expect to realize higher log prices in Q4 2016 and Q1 2017 from this seasonal pattern. Our species mix shifted towards Douglas-fir and away from whitewoods in Q3 2016 compared to Q2 2016, which was primarily a function of favorable log markets for Douglas-fir for both domestic and export markets.

 Comparing Q3 2016 to Q3 2015. Harvest volume decreased 0.8 MMBF, or 4%, in Q3 2016 from Q3 2015. The decrease is due to a 3.2 MMBF decline in harvest volume from Fund properties, offset by a 2.4 MMBF increase in volume from Partnership properties. In addition, we sold 1.3 MMBF of volume through timber deed sales in Q3 2016, taking some of the pressure off making delivered log sales. Species mix was relatively consistent between the two quarters.

We harvested the following log volumes by species from the Combined tree farms, exclusive of timber deed sales, for the nine months ended September 30, 2016 and 2015:

Volume (in MMBF)		Nine Months Ended
		Sep-16	% Total	Sep-15	% Total
Sawlogs:	Douglas-fir	27.9	51%	29.0	50%
	Whitewood	11.1	21%	12.4	22%
	Pine	1.7	3%	1.3	2%
	Cedar	2.5	5%	2.3	4%
	Hardwood	2.0	4%	2.6	5%
Pulpwood:	All Species	8.4	16%	9.8	17%
Total		53.6	100%	57.4	100%

Comparing YTD 2016 to YTD 2015. Harvest volume decreased 3.8 MMBF, or 7%, in the first nine months of 2016 compared to the first nine months of 2015. The decrease in harvest volume is attributable to a reduction in harvest volume from Fund properties in anticipation of better log markets later in the year and into 2017, consistent with typical seasonal patterns. In addition to the delivered log volume displayed in the above table, we sold 1.3 MMBF of volume via timber deed sales in the current year, compared to 0.6 MMBF of timber deed sales in 2015. Species mix was relatively stable between 2015 and 2016.

Log Prices

Logs from the Combined tree farms serve a number of different domestic and export markets, with domestic mills historically representing our largest market destination. Export customers consist of log brokers who sell the logs primarily to Japan, China and, to a lesser degree, Korea.

We realized the following log prices by species for the quarters ended September 30, 2016, June 30, 2016, and September 30, 2015:

		Quarter Ended
		Sep-16	Jun-16	Sep-15
Average price realizations (per MBF):
Sawlogs:	Douglas-fir	$629	$596	$623
	Whitewood	506	550	522
	Pine	418	500	420
	Cedar	1,321	1,271	1,426
	Hardwood	640	521	559
Pulpwood:	All Species	284	290	349
Overall		573	563	579

The following table compares the dollar and percentage change in log prices from each of Q2 2016 and Q3 2015 to Q3 2016:

		Change to Q3 2016 from Quarter Ended
		Jun-16		Sep-15
		$/MBF	%	$/MBF	%
Sawlogs:	Douglas-fir	$33	6%	$6	1%
	Whitewood	(44)	(8%)	(16)	(3%)
	Pine	(82)	(16%)	(2)	—%
	Cedar	50	4%	(105)	(7%)
	Hardwood	119	23%	81	14%
Pulpwood:	All Species	(6)	(2%)	(65)	(19%)
Overall		10	2%	(6)	(1%)

Overall realized log prices in Q3 2016 were 2% higher than Q2 2016. Our overall average is influenced heavily by price movements for our two most prevalent species on the Combined tree farms, Douglas-fir and whitewood, and the relative mix of harvest volume between those two species. From Q2 2016 to Q3 2016, log prices for Douglas-fir increased 6% while whitewood decreased 8%. Douglas-fir benefited from continued solid demand in the export market, which has worked through an oversupply of logs from earlier in the year. This generated upward pressure on domestic prices as manufacturers needed to compete with the export market to acquire Douglas-fir logs. A reduction in log supply from several large timber companies also helped to create pricing tension in the domestic market. Whitewood prices were down on weakness in the domestic market for that species. Prices for pine, all of which comes from Fund III’s McCloud tree farm in northern California, declined 16% as Q3 2016 sales volume consisted primarily of lower-quality salvage logs whereas higher-quality logs were sold in Q2. Hardwood prices increased 23% due to the sale of higher-quality logs in Q3 2016 relative to Q2 2016.

From Q3 2015 to Q3 2016, average realized log prices decreased 1%. Species mix was largely unchanged between the two comparable quarters. Whitewood prices declined 3% and pulpwood was down 19%. The decline in pulpwood was due to an abundance of residual wood chips in the market, which decreases demand for pulpwood from which to produce chips.

The following table compares realized log prices by species for the first nine months of 2016 and 2015, as well as the dollar and percentage change in log prices between the two periods:

		Nine Months Ended
		Sep-16			Sep-15
			∆ from Sep -16 to Sep -15
			$/MBF	%
Sawlogs:	Douglas-fir	$615	$(12)	(2%)	$627
	Whitewood	524	(18)	(3%)	542
	Pine	478	(61)	(11%)	539
	Cedar	1,370	(35)	(2%)	1,405
	Hardwood	571	(35)	(6%)	606
Pulpwood:	All species	296	(36)	(11%)	332
Overall		574	(13)	(2%)	587

Overall realized log prices decreased 2% in the first nine months of 2016 compared to the corresponding period of 2015. The overall average is influenced heavily by Douglas-fir and whitewood prices, which were down 2% and 3%, respectively, but prices for all other species and pulpwood declined as well. Douglas-fir pricing was influenced by reduced demand in the domestic market, while whitewood was impacted by softness in the export market as well as the lower-quality log segment of the domestic market. Pine prices declined 11% due to a large supply of pine logs produced from salvage logging operations following the severe 2015 California fire season. Pulpwood prices declined 11% due to an abundance of residual wood chips in the market, reducing the demand for pulpwood from which to produce chips.

Customers

The ultimate decision of whether to sell our logs into the export or domestic market is based on the net proceeds we receive after taking into account both the delivered log prices and the cost to deliver logs to the customer. As such, our reported log price realizations will reflect our properties’ proximity to customers as well as the broader log market.

The table below categorizes logs sold by customer type for the quarters ended September 30, 2016, June 30, 2016, and September 30, 2015:

	Q3 2016			Q2 2016			Q3 2015
	Volume			Volume			Volume
Destination	MMBF	%	Price	MMBF	%	Price	MMBF	%	Price
Export brokers	2.8	16%	$621	3.2	15%	$607	4.7	26%	$616
Domestic mills	11.0	65%	621	13.8	66%	618	9.4	53%	638
Hardwood	0.8	5%	640	0.7	4%	521	0.7	4%	559
Pulpwood	2.4	14%	284	3.2	15%	290	3.0	17%	346
Total	17.0	100%	573	20.9	100%	563	17.8	100%	579
Timber deed sale	1.3		381	—		—	—		—
Total	18.3			20.9			17.8

Comparing Q3 2016 to Q2 2016. The relative volume sold to our various customer types changed little during Q3 2016 compared to Q2 2016.

Comparing Q3 2016 to Q3 2015. Volume sold to the export market decreased to 16% of Q3 2016 harvest volume compared to 26% of Q3 2015 volume, while volume sold to the domestic market increased to 65% of Q3 2016 harvest volume compared to 53% of Q3 2015 harvest volume. For a certain portion of our volume, the domestic and export markets compete for the same type of log. Domestic customers were paying more than export customers were offering for those logs, so we sold more volume to the domestic market.

The table below categorizes logs sold by customer type for the nine-month periods ended September 30, 2016 and 2015:

	Nine Months Ended
	September 2016			September 2015
	Volume			Volume
Destination	MMBF	%	Price	MMBF	%	Price
Export brokers	8.9	16%	$631	11.5	20%	$634
Domestic mills	34.3	64%	629	33.5	58%	645
Hardwood	2.0	4%	571	2.6	5%	606
Pulpwood	8.4	16%	296	9.8	17%	332
Subtotal	53.6	100%	574	57.4	100%	587
Timber deed sale	1.3		381	0.6		389
Total	54.9			58.0

Comparing YTD 2016 to YTD 2015. In the first nine months of 2016, the relative amounts of volume sold to our domestic customers has increased to 64% from 58% during the first nine months of 2015, while volume sold to export customers has decreased to 16% in the current year versus 20% last year. This shift in customer mix reflects the domestic market's continuing gradual recovery tied to the U.S. housing market, while the export market has weakened due in part to a relatively strong U.S. Dollar. Timber deed sales volume of 1.3 MMBF during the first nine months of 2016 came from the Partnership’s Hood Canal tree farm and Fund III’s Mashel tree farm, while the 0.6 MMBF during the first nine months of 2015 came from Fund III’s Willapa tree farm.

Cost of Sales

Fee Timber cost of sales, which consists predominantly of harvest, haul and depletion costs, vary with harvest volume. Commercial thinning costs are the primary component of other cost of sales in the tables below.

Fee Timber cost of sales for the quarters ended September 30, 2016, June 30, 2016, and September 30, 2015, was as follows, with the first table expressing these costs in total dollars and the second table expressing those costs that are driven by volume on a per MBF basis:

(in thousands) Quarter Ended	Harvest, Haul and Tax	Depletion	Other	Total Fee Timber Cost of Sales	Harvest Volume (MMBF)	Timber Deed Sale Volume (MMBF)
Partnership	$2,486	$820	$15	$3,321	11.6	0.7
Funds	1,194	1,088	—	2,282	5.4	0.6
Total September 2016	$3,680	$1,908	$15	$5,603	17.0	1.3

Partnership	$3,188	$586	$15	$3,789	13.7	—
Funds	1,921	1,277	—	3,198	7.2	—
Total June 2016	$5,109	$1,863	$15	$6,987	20.9	—

Partnership	$1,771	$432	$260	$2,463	9.2	—
Funds	1,892	1,819	177	3,888	8.6	—
Total September 2015	$3,663	$2,251	$437	$6,351	17.8	—

(Amounts per MBF) Quarter Ended	Harvest, Haul and Tax *	Depletion *
Partnership	$214	$67
Funds	221	181
Total September 2016	$216	$104

Partnership	$233	$43
Funds	267	177
Total June 2016	$244	$89

Partnership	$193	$47
Funds	220	212
Total September 2015	$206	$126

*	Timber deed sale volumes are excluded in the per MBF computation for harvest, haul and tax costs but included in the per MBF computation for depletion.

Comparing Q3 2016 to Q2 2016. Cost of sales decreased $1.4 million, or 20%, in Q3 2016 from Q2 2016. The decrease was primarily attributable to a 12% decline in harvest volume (including timber deed sales) and an 11% decrease in harvest, haul, and tax rates on a per MBF basis. The decrease in production cost per MBF was the result of more competitive bidding for our business by logging contractors as some of the larger landowners in our operating regions reduced their harvest operations. The decline in cost of sales would have been more pronounced if not for a 17% increase in the Combined depletion rate, resulting from the Partnership’s July acquisition of the 7,324-acre Carbon River tree farm, which has been added to the Columbia tree farm. The Partnership uses a pooled depletion rate for volume harvested from the Hood Canal, Columbia, and now Carbon River tree farms. The Hood Canal and Columbia tree farms had a much lower depletion rate as they were acquired many years ago at much lower costs relative to current timberland values. Though relatively small in acreage, adding the Carbon River tree farm to the Partnership's depletion cost pool resulted in a 61% increase in the Partnership’s depletion rate.

Comparing Q3 2016 to Q3 2015. Cost of sales decreased $748,000, or 12%, in Q3 2016 from Q3 2015, notwithstanding a 3% increase in harvest volume (including timber deed sales). This decrease is attributable to an 18% decline in the Combined depletion rate and $437,000 of cost associated with commercial thinning operations in Q3 2015 that had no counterpart in Q3 2016. Even with the increase in the Partnership’s depletion rate following the July purchase of the Carbon River tree farm, the Combined depletion rate declined due to an increase in the proportion of harvest from Partnership tree farms in Q3 2016 to 67% (including timber deed sales) from 52% in Q3 2015. Conversely, the Funds’ share decreased to 33% in Q3 2016 from 48% in Q3 2015. The Funds’ tree farms have higher depletion rates, even after the Carbon River acquisition, because they were all purchased more recently at higher timberland valuations.

Fee Timber cost of sales for the nine months ended September 30, 2016 and 2015 was as follows, with the first table expressing these costs in total dollars and the second table expressing those costs that are driven by volume on a per MBF basis:

(in thousands) Nine Months Ended	Harvest, Haul and Tax	Depletion	Other	Total Fee Timber Cost of Sales	Harvest Volume (MMBF)	Timber Deed Sale Volume (MMBF)
Partnership	$6,997	$1,677	$44	$8,718	31.6	0.7
Funds	5,340	4,424	—	9,764	22.0	0.6
Total September 2016	$12,337	$6,101	$44	$18,482	53.6	1.3

Partnership	$6,348	$1,362	$661	$8,371	28.8	—
Funds	7,217	5,757	446	13,420	28.6	0.6
Total September 2015	$13,565	$7,119	$1,107	$21,791	57.4	0.6

(Amounts per MBF) Nine Months Ended	Harvest, Haul and Tax *	Depletion *
Partnership	$221	$52
Funds	243	196
Total September 2016	$230	$111

Partnership	$220	$47
Funds	252	197
Total September 2015	$236	$123

*	Timber deed sale volumes are excluded in the per MBF computation for harvest, haul and tax costs but included in the per MBF computation for depletion.

Comparing YTD 2016 to YTD 2015. Cost of sales decreased $3.3 million, or 15%, in the first nine months of 2016 compared to the corresponding period in 2015 due to a 5% decrease in harvest volume (including timber deed sales), a 9% decline in the depletion rate, and $1.1 million of costs associated with commercial thinning operations in 2015 that had no counterpart in 2016. The Combined depletion rate declined due to the Partnership’s relative share of 2016 harvest volume (including timber deed sales) which increased to 59% versus 50% in 2015. Conversely, the Funds’ share decreased to 41% in 2016 from 50% in 2015. The Funds’ tree farms have higher depletion rates because they were purchased more recently at higher timberland valuations.

Operating Expenses

Fee Timber operating expenses include the cost of maintaining existing roads and building temporary roads for harvesting, silviculture costs, and other management expenses. For the quarters ended September 30, 2016, June 30, 2016, and September 30, 2015, operating expenses were $2.1 million, $2.3 million, and $2.5 million, respectively. The decrease in operating expenses in Q3 2016 compared to both Q2 2016 and Q3 2015 is attributable primarily to reduced road expenses, particularly on the Funds’ tree farms.

Fee Timber operating expenses for the nine months ended September 30, 2016 and 2015 were $6.1 million and $5.9 million, respectively.  The $194,000 increase is primarily attributable to higher silviculture expenses on the Combined tree farms.

Gain (loss) on Sale of Timberland

The $226,000 gain on sale of timberland in 2016 occurred in the first quarter from sales of two parcels of timberland from Fund II’s Riffe Lake tree farm and Fund III’s Willapa tree farm totaling 205 acres. The total sales price for these two parcels was $774,000. The $1.1 million loss on sale of timberland in 2015 occurred in the third quarter resulting from a sale of 858 acres from Fund III's timberland. This sale occurred pursuant to a 2010 option agreement for a wind power project on a portion of the Willapa tree farm in western Washington that Fund III acquired in December 2013. The sale price under the option agreement was lower than Fund III's acquisition price for the property because the option price was based on market prices for timberland in 2010, adjusted for inflation, whereas Fund III's acquisition price was based on market prices in late 2013 and market prices appreciated much more rapidly than inflation during that time. As a result, Fund III recognized a loss on the transaction.

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

Fund Distributions and Fees Paid to the Partnership

Fund distributions are paid from available Fund cash, generated primarily from the harvest and sale of timber after paying all Fund expenses, management fees, and recurring capital costs. The Partnership received combined distributions from the Funds of $282,000 and $862,000, in the nine months ended September 30, 2016, and 2015, respectively, which are eliminated in consolidation. The 2015 distributions included $622,000 from Fund I, which dissolved later that year.
The Partnership earned asset, investment, and timberland management fees from the Funds of $2.4 million for the nine months ended September 30, 2016 and 2015, which are eliminated in consolidation.
Revenue and Operating Loss

The fees earned from managing the Funds include a fixed component related to invested capital and acres owned, and a variable component related to harvest volume from the Funds’ tree farms.

Revenue and operating loss for the Timberland Management segment for the quarters ended September 30, 2016 and 2015 were as follows:

(in thousands, except invested	Quarter Ended
capital, volume and acre data)	Sep-16	Sep-15
Revenue internal	$772	$779
Intersegment eliminations	(772)	(779)
Revenue external	$—	$—

Operating income internal	$64	$185
Intersegment eliminations	(708)	(679)
Operating loss external	$(644)	$(494)

Invested capital (in millions)	$258	$251
Acres owned by Funds	94,000	79,000
Harvest volume - Funds (MMBF), including timber deed sales	6.0	8.6

Comparing Q3 2016 to Q3 2015. Timberland Management generated management fee revenue of $772,000 and $779,000 from managing the Funds for the third quarters of 2016 and 2015, respectively. While the decrease in revenue was only $7,000, there were a number of larger offsetting factors that produced the result. The increase in invested capital from Fund III’s $50.5 million acquisition of the Mashel tree farm in Q4 2015 was offset by a downward correction to the calculation of invested capital in Q4 2015 used to determine the asset management and investment management fees, resulting in lower fees on an ongoing basis. In addition, Fund III’s sale from the Willapa tree farm to Weyerhaeuser in Q3 2015 and two small timberland sales from Willapa and Fund II’s Riffe Lake tree farms in Q1 2016 served to reduce invested capital and, in turn, the management fees charged to the Funds. The Mashel tree farm acquisition added 15,000 acres to Fund III, while the timberland sales removed 1,000 acres. Notwithstanding the increase in acres owned in Q3 2016 versus Q3 2015, harvest volume by the Funds declined in the current year as we elected to defer volume in expectation of better prices later in the year as the U.S. housing market continues its recovery.

Operating expenses incurred for the quarters ended September 30, 2016, and 2015 totaled $644,000 and $494,000, respectively. The increase in operating expenses is attributable to costs associated with our fourth timber fund which we expect to launch by the end of 2016.

Revenue and operating loss for the Timberland Management segment for the nine months ended September 30, 2016 and 2015 were as follows:

(in thousands, except invested	Nine Months Ended
capital, volume and acre data)	Sep-16	Sep-15
Revenue internal	$2,383	$2,380
Intersegment eliminations	(2,375)	(2,380)
Revenue external	$8	$—

Operating income internal	$269	$126
Intersegment eliminations	(2,182)	(2,134)
Operating loss external	$(1,913)	$(2,008)

Invested capital (in millions)	$258	$253
Acres owned by Funds	94,000	79,000
Harvest volume - Funds (MMBF), including timber deed sales	22.6	29.2

Comparing YTD 2016 to YTD 2015. Timberland Management generated management fee revenue of $2.4 million from managing the Funds for the nine months ended September 30, 2016 and 2015. As with the quarterly results, there were a number of larger offsetting factors that resulted in management fees remaining flat from 2015 to 2016.

Operating expenses incurred by the Timberland Management segment for the nine months ended September 30, 2016 and 2015 totaled $1.9 million and $2.0 million, respectively. The decrease in operating expenses is attributable to a decline in costs incurred to place capital for Fund III as the investment period closed in the fourth quarter of 2015 with the acquisition of the Mashel tree farm.

Real Estate

The Partnership’s Real Estate segment produces its revenue primarily from the sale of land within its 2,200-acre portfolio.  Additional sources of revenue include sales of development rights and tracts of land from the Partnership’s timberland portfolio, together with residential and commercial property rents earned from our Port Gamble and Poulsbo properties. Real Estate holdings are located in the Washington counties of Pierce, Kitsap, and Jefferson with sales of land for this segment typically falling into one of three general types:

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

“Land Held for Development” on our Condensed Consolidated Balance Sheets represents the Partnership’s cost basis in land that has been identified as having greater value as development property than timberland. Our Real Estate segment personnel work with local officials to obtain entitlements for further development of these parcels

Those properties that are for sale, under contract, and for which the Partnership has an expectation they will sell within the next 12 months, are classified on our balance sheet as a current asset under “Land Held for Sale”. The $10.8 million amount currently in Land Held for Sale reflects properties that are under contract and expected to close between now and the end of the third quarter of 2017, comprising 138 single-family residential lots from the Harbor Hill project and two separate single-family lot sales.

Project costs that are associated directly with the development and construction of a real estate project are capitalized and then included in cost of sales when the property is sold, along with our original basis in the underlying land and the closing costs associated with the sale transaction.

Results from Real Estate operations often vary significantly from period-to-period as we make multi-year investments in entitlements and infrastructure prior to selling entitled or developed land.

Comparing Q3 2016 to Q3 2015. In Q3 2016, we closed on the sale of two parcels of undeveloped land comprising 265 acres for $1.7 million. In Q3 2015, we closed on the sale of a parcel zoned for multi-family residential use from our Harbor Hill development. Real Estate operating expenses remained flat at $1.1 million for the third quarters of 2016 and 2015.  These factors resulted in an operating income of $463,000 for the third quarter of 2016 compared to operating loss of $503,000 in the third quarter of 2015.

Comparing YTD 2016 to YTD 2015. In the first nine months of 2016, we closed on the sale of 9 single-family residential lots from our Harbor Hill development and recognized the remaining revenue on a percentage-of-completion basis on parcels sold in previous periods for a combined total of $1.2 million as well as the sale of the two parcels of undeveloped land described above.  In the first nine months of 2015, we closed on the sale of 75 residential lots from Harbor Hill for $9.0 million and on $6.0 million of conservation land and easement sales covering 3,861 acres. Rentals and other activities in our Real Estate segment have decreased in 2016 due to the loss of a tenant at our corporate headquarters building and commercial tenants at Port Gamble due to the environmental remediation project. Real Estate operating expenses increased from $3.0 million to $3.3 million for the first nine months of 2015 and 2016, respectively, due primarily to legal and other professional fees in connection with planning and development for a number of properties. These factors resulted in an operating loss of $1.7 million for the first nine months of 2016 compared to operating income of $5.2 million for the first nine months of 2015.

Real Estate revenue, gross margin and operating income are summarized in the table below for the nine months ended September 30, 2016 and 2015:

(in thousands, except units sold and per unit amounts)
For the nine months ended:
Description	Revenue	Gross Margin	Units Sold		Revenue per unit	Gross Margin per unit
Residential	$1,220	$154	Lots:	9	$135,556	$17,111
Unimproved land	1,749	1,459	Acres:	265	6,600	5,506
Total land	2,969	1,613
Rentals and other	896	(88)
September 30, 2016 total	$3,865	$1,525

Conservation land sale	$1,644	$912	Acres:	469	3,505	1,945
Development rights (CE)	4,311	4,311	Acres:	3,392	1,271	1,271
Multi-family residential	3,581	514	Acres:	18	198,944	28,556
Residential	8,994	2,416	Lots:	75	119,920	32,213
Total land	18,530	8,153
Rentals and other	956	83
September 30, 2015 total	$19,486	$8,236

Environmental Remediation

As disclosed previously, we have a liability for environmental remediation at Port Gamble, Washington, due to contamination that occurred in Port Gamble Bay prior to our 1985 acquisition of the property from Pope & Talbot, Inc. We have adjusted that liability from time to time based on evolving circumstances. The first construction season was completed in January 2016. The second and final construction season began in late June 2016 and is expected to continue into the first half of 2017, followed by a period of monitoring activity.

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
Unforeseen conditions: Site conditions may be different than what was contemplated during the project design and this could result in changes to the scope of work to be completed. For example, the Washington State Department of Ecology has required us to increase the depth of the dredging in certain areas where the depth of wood waste is greater than originally expected.
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

General and Administrative (G&A)

G&A expenses remained flat at $1.2 million in the third quarters of 2016 and 2015. G&A expenses increased to $3.8 million for the first nine months of 2016 from $3.6 million for the first nine months of 2015. The increase in G&A expenses on a year-to-date basis was due primarily to personnel costs for being fully staffed in 2016 relative to 2015 and higher incentive compensation expense in 2016.

Interest Expense, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2016	2015	2016	2015
Interest income	$2	$6	$8	$20
Interest expense	(1,158)	(942)	(2,902)	(2,911)
Capitalized interest	203	210	536	643
Interest expense, net	$(953)	$(726)	$(2,358)	$(2,248)

The Partnership’s and Fund III’s debt arrangements with Northwest Farm Credit Services (NWFCS) are included in its patronage program, which rebates a portion of interest paid in the prior year back to the borrower. This NWFCS patronage program is a feature common to most of this lender’s loan agreements. The patronage program reduced interest expense by $190,000 and $120,000 for the third quarters of 2016 and 2015, respectively, and by $585,000 and $358,000 for the first nine months of 2016 and 2015, respectively. The increase in interest expense on a quarterly basis is due to the higher debt balances, primarily in the third quarter, offset partially by a higher patronage rebate in 2016 relative to 2015. Interest expense remained relatively flat on a year-to-date basis as the increase in our debt balances did not occur until the third quarter of 2016 and was was offset by the higher patronage rebate in 2016.
Capitalized interest decreased from 2015 to 2016 on both a quarterly and year-to-date basis due to the reduction in basis from 2015 completed construction activity at Harbor Hill.

Income Tax

The Partnership recorded income tax expense of $116,000 and $1,000 for the quarters ended September 30, 2016 and 2015, respectively, and $166,000 and $369,000 for the first nine months of 2016 and 2015, respectively.

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

Liquidity and Capital Resources

We ordinarily finance our business activities using operating cash flows and, where appropriate in management’s assessment, commercial credit arrangements with banks or other financial institutions. During periods of reduced operating cash flows, such as the first nine months of 2016, we have available to us a line of credit that can be accessed in order to provide for liquidity needs. We expect that funds generated internally from operations and externally through financing will provide the required resources for the Partnership’s operations and capital expenditures for at least the next twelve months.

The Partnership’s debt consists of mortgage debt with fixed and variable interest rate tranches and an operating line of credit with Northwest Farm Credit Services (NWFCS). The mortgage debt at September 30, 2016 includes $56.8 million in term loans with NWFCS structured in six tranches that mature from 2017 through 2028 and is collateralized by portions of the Partnership's timberland. In addition, our commercial office building in Poulsbo, Washington is collateral for a $2.6 million loan from NWFCS that matures in 2023. We also have available, through March 31, 2017, a $21.0 million facility with NWFCS that will mature in 2027. At September 30, 2016, no amounts were outstanding under this facility. Our $20.0 million operating line of credit matures April 1, 2020 and we had $17.3 million drawn as of September 30, 2016. The line of credit carries a variable interest rate that is based on the one-month LIBOR rate plus 1.5%.

These debt agreements contain covenants that are measured quarterly. Among the covenants measured is a requirement that the Partnership maintain an interest coverage ratio of 3:1 and not exceed a maximum debt-to-total-capitalization ratio of 30%, with total capitalization calculated using fair market (vs. carrying) value of timberland, roads and timber. The Partnership is in compliance with these covenants as of September 30, 2016 and expects to remain in compliance for at least the next twelve months.

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

The $617,000 decrease in cash generated for the nine months ended September 30, 2016 compared to September 30, 2015 is explained in the following table:

	Nine Months Ended September 30,
(in thousands)	2016	Change	2015
Cash provided by (used in) operating activities	$(8,957)	$(25,860)	$16,903

Investing activities
Maturity of short-term investments	—	(1,000)	1,000
Reforestation and roads	(1,276)	197	(1,473)
Buildings and equipment	(159)	38	(197)
Deposit for acquisition of timberland - Partnership	(265)	(265)	—
Proceeds from sale of timberland - Funds	724	(277)	1,001
Acquisition of timberland - Partnership	(33,059)	(28,208)	(4,851)
Cash used in investing activities	(34,035)	(29,515)	(4,520)
Financing activities
Line of credit borrowings	20,026	20,026	—
Line of credit repayments	(2,700)	(2,700)	—
Repayment of long-term debt	(85)	4,996	(5,081)
Proceeds from issuance of long-term debt	32,000	32,000	—
Debt issuances costs	(163)	(163)	—
Payroll taxes paid upon unit net settlements	(152)	(45)	(107)
Excess tax benefit of equity-based compensation	—	(5)	5
Cash distributions to unitholders	(9,133)	(461)	(8,672)
Cash distributions to fund investors, net of distributions to Partnership	(3,053)	1,110	(4,163)
Cash provided by (used in) financing activities	36,740	54,758	(18,018)
Net increase (decrease) in cash and cash equivalents	$(6,252)	$(617)	$(5,635)

The decrease in cash provided by (used in) operating activities of $25.9 million resulted primarily from fewer Real Estate sales in 2016, a $3.7 million increase in environmental remediation expenditures, a 7% decrease in timber harvest volume, and a 2% decrease in log prices.

Cash used in investing activities during 2016 increased by $29.5 million compared to 2015 due primarily to the increase in Partnership timberland acquisitions in 2016.

Cash provided by financing activities increased in the current year by $54.8 million due primarily to a debt-financed timberland acquisition in third quarter of 2016, increased borrowings on our operating line of credit, and an increase in distributions to Pope Resources' unitholders. This was offset partially by the repayment of mortgage debt at its maturity in the third quarter of 2015 and a decrease in distributions to investors in our private equity timber funds.

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

Capital Expenditures and Commitments

Capital expenditures, excluding timberland acquisitions, for the full year 2016 are projected to be approximately $18.8 million. The most significant expenditures relate to finishing residential lots for sale to merchant homebuilders in our Harbor Hill project in the fourth quarter and the installation of a new wastewater treatment plant for the town of Port Gamble. The following table presents our capital expenditures by major category on a year-to-date basis and what we expect for the remainder of the year:

in millions	YTD	Remainder of Year	Total

Harbor Hill project development	$9.7	$3.5	$13.2
Port Gamble wastewater treatment plant	0.4	2.0	2.4
Reforestation and roads	1.3	0.6	1.9
Other	0.3	1.0	1.3
	$11.7	$7.1	$18.8

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The consolidated fixed-rate debt outstanding had a fair value of approximately $115.9 million and $89.8 million at September 30, 2016 and December 31, 2015, respectively, based on the prevailing interest rates for similar financial instruments. A change in interest rate on fixed-rate debt will affect the fair value of debt, whereas a change in the interest rate on variable-rate debt will affect interest expense and cash flows payable by the Partnership. A hypothetical 1% change in prevailing interest rates would change the fair value of fixed-rate long-term debt obligations by $3.7 million and result in a $273,000 change in interest expense from our variable-rate date. We are not subject to material foreign currency risk, derivative risk, or similar uncertainties.

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

ITEM 1A. RISK FACTORS

Risks Related to Our Industry and Our Markets

We are sensitive to demand and price issues relating to our sales of logs in both domestic and foreign markets. We generate Fee Timber revenue primarily by selling softwood logs to domestic mills and to third-party intermediaries who resell them to the export market. The domestic market for logs in our operating area depends heavily on U.S. housing starts. Recently, the U.S. housing market has started to improve but, to the extent the recovery in the housing market should stall, such a turn of events could have a negative impact on our operating results. For example, interest rates are widely expected to rise in the coming periods. Should this occur, it could have a negative impact on the U.S. housing market. Demand from export markets for Pacific Northwest logs are affected significantly by fluctuations in United States, Japanese and, increasingly, Chinese and Korean economies, the foreign currency exchange rate between these Asian currencies and the U.S. dollar, as well as by ocean transportation costs. Further, the prices we realize for our logs depend in part upon competition, and the October 2015 expiration of the Softwood Lumber Agreement between the United States and Canada, combined with a weak Canadian currency, has had the effect of increasing the supply of logs from Canada to the U.S., exerting downward pressure on log prices.

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
We have increased our leverage in recent periods, which may give rise to additional risks that have not historically accompanied our operations. As discussed in the notes to the financial statements, we have recently increased the Partnership's leverage and its borrowing capacity to expand our timberland holdings and invest in our Real Estate operations. The Partnership's total outstanding debt was $76.5 million at September 30, 2016, of which $27.3 million bears interest at variable rates with the balance at fixed rates. The increase in debt, particularly that portion that carries variable interest rates, exposes us to certain additional risks, including the possibility that we may face additional interest expense, particularly in an economic environment that includes rising interest rates, as are widely expected in the United States in coming periods. In addition, generally speaking, an increase in our indebtedness may limit our ability to defer timber harvests and potentially restricts our flexibility to take advantage of other investment opportunities that might otherwise benefit our business. In extreme cases, we could be placed in a position in which we default under one or more of our credit arrangements, which could require us to pledge additional portions of our timberland as collateral for our indebtedness or which might require us to take other actions or expose us to other remedies that could have a material adverse effect upon our assets, operations or business.

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

Management continues to monitor the Port Gamble cleanup processes closely. The $11.5 million remediation accrual as of September 30, 2016 represents our current estimate of the remaining cleanup cost and most likely outcome to various contingencies. These estimates are predicated upon a variety of factors, including the actual amount of the ultimate cleanup costs. The liability is based upon a number of estimates and judgments that are subject to change as the project progresses. There may be additional litigation costs if we successfully overturn the Superior Court's ruling but cannot reach a settlement with DNR, and the outcome of any such litigation is uncertain. The filing of the CD limits our legal exposure for matters covered by the decree, but does not eliminate it entirely. DOE reserves the right to reopen the CD if new information regarding factors previously unknown to the agency requires further remedial action. While unlikely, a reopening of the CD may result in adverse financial impacts and may have the effect of distracting management and other key personnel from the day to day operation of our business. These factors, alone or in combination with other challenges, may have a material adverse effect upon our assets, income and operations.

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

We rely on contract loggers and truckers who are in short supply and seeking consistent work at increasing rates.  We rely on contract loggers and truckers for the production and transportation, respectively, of our products to customers. The pool of available contractors is limited and can result in an increase in harvest and haul costs as harvest volume increases.  In addition, contractors may emphasize continuity of work which influences contractor selection and solicitation of contractor bids for jobs.  The commitment to more continuous work could reduce our flexibility to time markets, affecting total returns.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

(a)	There have been no material changes in the procedures for shareholders of the Partnership’s general partner to nominate directors to the board.

ITEM 6. Exhibits

Exhibits.

10.1	Second Amended and Restated Master Loan Agreement between Pope Resources and Northwest Farm Credit Services, FLCA dated July 20, 2016.

10.2	Second Amended and Restated Master Loan Agreement between Pope Resources and Northwest Farm Credit Services, PCA dated July 20, 2016.

10.3	Note and Loan Agreement between Pope Resources and Northwest Farm Credit Services, FLCA dated July 20, 2016.

10.4	Note and Loan Agreement between Pope Resources and Northwest Farm Credit Services, FLCA dated August 4, 2016.

10.5	Amended and Restated Note and Loan Agreement between Pope Resources and Northwest Farm Credit Services, FLCA dated September 30, 2016.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished with this report in accordance with SEC Rel. No. 33-8238).

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished with this report in accordance with SEC Rel. No. 33-8238).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 2016.

POPE RESOURCES,
A Delaware Limited Partnership

By:	POPE MGP, Inc.
Managing General Partner

By: /s/ Thomas M. Ringo
Thomas M. Ringo
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ John D. Lamb
John D. Lamb
Vice President and Chief Financial Officer
(Principal Financial Officer)

By: /s/ Sean M. Tallarico
Sean M. Tallarico
Controller
(Principal Accounting Officer)