Form 10-K
period 2016-12-31
POPE RESOURCES LTD PARTNERSHIP
filed 2017-03-01
CIK 784011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act). Yes ☐  No ☒
At June 30, 2016, the aggregate market value of the non-voting equity units of the registrant held by non-affiliates was approximately $206,684,453
The number of the registrant’s limited partnership units outstanding as of February 17, 2017 was 4,367,595.
Documents incorporated by reference: None

Pope Resources, A Delaware Limited Partnership
Form 10-K
For the Fiscal Year Ended December 31, 2016

PART I

Item 1.   BUSINESS

OVERVIEW

When we refer to the “Partnership,” the “Company,” “we,” “us,” or “our,” we mean Pope Resources, A Delaware Limited Partnership and its consolidated subsidiaries. References to notes to the financial statements refer to the Notes to the Consolidated Financial Statements of Pope Resources, A Delaware Limited Partnership, included in Item 8 of this report. Statements of intention, belief or expectation reflect intent, beliefs and expectations of our executive officers as of the date of this report, based on information known to them as of that date. Readers should not place undue reliance on these statements, as they are in large part an attempt to predict future outcomes and events, and the section of this report entitled “Item 1A: Risk Factors” contains a non-exhaustive list of factors that may cause us to fall short of our expectations or to deviate from the plans discussed herein.

The Partnership was formed in 1985 as a result of the spinoff of certain timberlands and development properties from Pope & Talbot, Inc.

We currently operate in three primary business segments: (1) Fee Timber, (2) Timberland Investment Management and (3) Real Estate. Fee Timber operations consist of growing, managing, harvesting, and marketing timber from the 212,000 acres that we own or co-own as of December 31, 2016 with our timber fund investors as tree farms. Our Timberland Investment Management segment is engaged in organizing and managing private equity timber funds using capital invested by third parties and the Partnership. Our Real Estate segment’s operations are focused on a portfolio of approximately 2,200 acres in the west Puget Sound region of Washington. This segment’s activities consist of efforts to enhance the value of our land by obtaining the entitlements and, in some cases, building the infrastructure necessary to enable further development, and then selling those properties, ordinarily to commercial and residential developers. Our Real Estate operations also include ownership and management of Port Gamble, Washington, now an historic town. Port Gamble was established by Pope & Talbot in 1853 and was operated as a company town and location for a lumber mill for more than 160 years. Copies of the Partnership’s reports filed or furnished under the Securities Exchange Act, including our annual reports on Form 10-K, our quarterly reports on Form 10-Q and our current reports on Form 8-K, and all amendments to these reports, are available free of charge at www.poperesources.com. The information contained in or connected to our web site is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report filed with or furnished to the Securities and Exchange Commission, or of any report, registration statement or other filing into which the contents hereof are incorporated by reference. The public may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet site at www.sec.gov that also contains our current and periodic reports and all of our other securities filings.

DESCRIPTION OF BUSINESS SEGMENTS

Fee Timber

Operations. As indicated above, our Fee Timber operations consist primarily of growing, managing, harvesting, and marketing timber. Our Fee Timber segment produced 71%, 67% and 75% of our consolidated revenue in 2016, 2015 and 2014, respectively. Delivered log sales to domestic manufacturers and export brokers represent the overwhelming majority of Fee Timber revenue, but we also occasionally sell rights to harvest timber from our tree farms. We refer to these transactions as “timber deed sales.” In addition, our tree farms generate revenue from commercial thinning operations, ground leases for cellular communication towers, and royalties from gravel mines and quarries. The 212,000 timberland acres that we own or manage under the banner of this segment break down into two categories. The first of these categories consists of the approximately 68,000-acre Hood Canal tree farm, located primarily in the western Washington counties of Jefferson, Kitsap, and Mason, and the 50,000-acre Columbia tree farm located in southwest Washington. Management views the Hood Canal and Columbia tree farms as the Partnership’s core holdings, and manages them as a single operating unit. When we refer to these two tree farms, we will describe them as the “Partnership’s tree farms.” We have owned the Hood Canal tree farm, substantially as currently comprised, since our formation in 1985. We acquired the bulk of the Columbia tree farm in 2001, a smaller block in 2004, and added over 8,000 acres to this tree farm in 2016.

This segment also includes a second category, comprised of the operations and on-the-ground management of ORM Timber Fund I, LP (Fund I), ORM Timber Fund II, Inc. (Fund II), ORM Timber Fund III (REIT), Inc. (Fund III), and ORM

Timber Fund IV (REIT) Inc. (Fund IV), which are consolidated into our financial statements. Fund I’s assets were sold in 2014 and the fund was wound up in 2015 when its remaining cash was distributed to its investors. Fund IV was launched in December 2016 and had no invested capital or operations as of December 31, 2016. When referring to all the Funds collectively, depending on context, we will use the designations “Fund” or “Funds” interchangeably. The Funds’ assets at December 31, 2016 consist of 94,000 acres of timberland located in western Washington, northwestern Oregon and northern California, though Fund II sold a 6,400-acre tree farm in northwestern Oregon in January 2017. The Partnership holds ownership interests of 20% in Fund II, 5% in Fund III, and 15% in Fund IV, and we held a 20% ownership interest in Fund I. The Funds’ tree farms consisted of the following at December 31, 2016:

Fund	Acquisition Date	Location	Acres (in thousands)
Fund II	Q4 2009	Northwestern Oregon *	11
	Q3 2010	Western Washington	13
	Q3 2010	Northwestern Oregon	13
Fund III	Q4 2012	Northern California	19
	Q4 2013	Southwestern Washington	10
	Q4 2014	Northwestern Oregon	13
	Q4 2015	Southern Puget Sound Washington	15
			94
* In January 2017, we sold 6,400 of these acres

When referring to the Partnership and Fund tree farms together we will refer to them as the “Combined tree farms.” When referring to the combination of the Partnership’s tree farms and its 20% and 5% ownership interest in Fund II and Fund III, respectively, along with its 20% interest in Fund I prior to the sale of its assets in the second half of 2014, we will refer to the sums as “Look-through” totals. Fund IV was launched in December 2016 and had no invested capital or operations in any of the periods presented.

Inventory. Timber volume is generally expressed in thousands of board feet (MBF) or millions of board feet (MMBF). In the discussion below, we present merchantable volume, productive acres and projected harvest level data for the Partnership’s and Funds’ tree farms on both a stand-alone and Look-through basis. On our Washington and Oregon tree farms, we define “merchantable volume” to mean timber inventory in productive stands that are 35 years of age and older. Our California tree farm has been managed historically using uneven-age harvest treatments wherein stands consist of trees of a variety of age classes. On that tree farm, we classify merchantable volume based on the tree’s diameter at breast height (DBH), or four and one half feet above ground. Trees with a DBH greater than or equal to 16 inches are considered merchantable and less than 16 inches are considered pre-merchantable. Accordingly, merchantable volume from our California tree farm is reflected in the tables below as “16+”.

Partnership merchantable volume (in MMBF) as of December 31:
	2016			2015
Merch Class	Sawtimber	Pulpwood	Total	Total
35 to 39 yrs.	219	11	230	170
40 to 44 yrs.	55	3	58	55
45 to 49 yrs.	27	2	29	31
50 to 54 yrs.	8	—	8	9
55 to 59 yrs.	5	—	5	3
60 to 64 yrs.	3	—	3	5
65+ yrs.	25	1	26	25
	342	17	359	298

Fund merchantable volume (in MMBF) as of December 31:
	2016			2015
Merch Class	Sawtimber	Pulpwood	Total	Total
35 to 39 yrs.	97	5	102	103
40 to 44 yrs.	103	3	106	117
45 to 49 yrs.	94	2	96	94
50 to 54 yrs.	52	1	53	44
55 to 59 yrs.	28	—	28	27
60 to 64 yrs.	11	1	12	7
65+ yrs.	16	—	16	17
16+ inches	161	—	161	177
	562	12	574	586
Note: Data includes volume from 6,400-acre tree farm sold by Fund II in January 2017

Look-through merchantable volume (in MMBF) as of December 31:
	2016 Volume			2015 Volume
	Partnership		Look-	Partnership		Look-
	100%	Share of	through	100%	Share of	through
Merch Class	Owned	Funds	Total	Owned	Funds	Total
35 to 39 yrs.	230	15	245	170	16	186
40 to 44 yrs.	58	15	73	55	16	71
45 to 49 yrs.	29	16	45	31	16	47
50 to 54 yrs.	8	7	15	9	6	15
55 to 59 yrs.	5	5	10	3	4	7
60 to 64 yrs.	3	1	4	5	1	6
65+ yrs.	26	6	32	25	1	26
16+ inches	—	9	9	—	9	9
	359	74	433	298	69	367
Note: Data includes volume from 6,400-acre tree farm sold by Fund II in January 2017

Merchantable volume estimates are updated annually. Changes in timber inventory typically reflect depletion of harvested timber, growth, revised estimates of acres available for harvest, timber inventory measurement updates, and timberland acquisition and disposition activity. A portion of each tree farm’s timber stands is physically measured or re-measured each year using a statistical sampling process called “cruising” such that generally no “cruise” for stands with actual volume is ever more than seven years old. Actual volume harvested is compared to the volume carried in our inventory system, referred to as a “cutout analysis,” to monitor the accuracy of our timber inventory process.

The dominant timber species on the Partnership’s tree farms is Douglas-fir, which has unique structural characteristics that make it generally preferable to other softwoods and hardwoods for the production of construction grade lumber and plywood. A secondary softwood conifer species on the Partnership’s tree farms is western hemlock, which is similar in color and structural characteristics to a number of other minor softwood conifer timber species, including Sitka spruce and the true firs. These secondary species are thus purchased and manufactured into lumber generically, and referred to as “whitewoods.” There is also a minor amount of another softwood conifer species, western red cedar, which is used in siding, fencing and decking. Hardwood species on the Partnership’s tree farms include red alder and minor volumes of other hardwood species.

The merchantable timber inventory on Fund properties contains a greater proportion of whitewoods than do the Partnership’s timberlands. Fund III’s tree farm in northern California includes ponderosa pine and white fir. Ponderosa pine is used for shelving, lumber, and parts for windows, doors, and furniture. White fir is a member of the whitewood species group and is used primarily for lumber and core layers in plywood.

Look-through merchantable volume (in MMBF) as of December 31, 2016:

	Partnership		Look-
	100%	Share of	through	Percent
Species	Owned	Funds	Total	of total
Douglas-fir	267	32	299	69%
Western hemlock	31	23	54	12%
Western red cedar	11	1	12	3%
Pine	—	3	3	1%
Other conifer	18	12	30	7%
Red alder	27	3	30	7%
Other hardwood	5	—	5	1%
Total	359	74	433	100%
Note: Data includes volume from 6,400-acre tree farm sold by Fund II in January 2017

Look-through merchantable volume (in MMBF) as of December 31, 2015:

	Partnership		Look-
	100%	Share of	through	Percent
Species	Owned	Funds	Total	of total
Douglas-fir	217	28	245	67%
Western hemlock	26	22	48	13%
Western red cedar	11	1	12	3%
Pine	1	2	3	1%
Other conifer	17	12	29	8%
Red alder	23	4	27	7%
Other hardwood	3	—	3	1%
Total	298	69	367	100%

The Partnership’s tree farms as of December 31, 2016 consist of approximately 118,000 acres. Of this total, approximately 101,100 acres are designated as productive acres, meaning land that is capable of growing merchantable timber and where the harvesting of that timber is not constrained by physical, environmental or regulatory restrictions. The Funds’ tree farms as of December 31, 2016 totaled approximately 94,000 acres, of which 81,700 were designated as productive acres. Our productive acres on a look-through basis, as of December 31, 2016, were nearly 111,000. Approximately 32% of the Partnership’s acreage and 21% of the Funds’ Washington and Oregon acreage is in the 25-34 year age-class, much of which will begin moving from pre-merchantable to merchantable timber volume over the next five years. There is no age-class associated with the California tree farm and its productive acres are shown in the following tables under the heading “California.”

Look-through productive acres are spread by timber age-class as follows as of December 31, 2016:

	12/31/2016 Productive Acres (in thousands)
Age	100%		Share of		Look-through
Class	Owned	%	Funds	%	Total	%
Clear-cut	3.2	3%	0.2	2%	3.4	3%
0 to 4	8.4	8%	1.1	11%	9.5	9%
5 to 9	7.6	8%	0.6	6%	8.2	7%
10 to 14	11.3	11%	0.7	7%	12.0	11%
15 to 19	12.8	13%	0.5	5%	13.3	12%
20 to 24	7.7	8%	0.4	4%	8.1	7%
25 to 29	14.5	14%	0.9	9%	15.4	14%
30 to 34	17.3	17%	0.7	7%	18.0	16%
35 to 39	12.2	12%	0.8	8%	13.0	12%
40 to 44	3.1	3%	0.8	8%	3.9	4%
45 to 49	1.4	1%	0.7	7%	2.1	2%
50 to 54	0.3	—%	0.3	3%	0.6	1%
55 to 59	0.3	—%	0.2	2%	0.5	—%
60 to 64	0.1	—%	—	—%	0.1	—%
65+	0.9	1%	1	10%	1.9	2%
California	—	—%	0.9	9%	0.9	1%
	101.1		9.8		110.9
Note: Data includes volume from 6,400-acre tree farm sold by Fund II in January 2017

Look-through productive acres are spread by timber age-class as follows as of December 31, 2015:

	12/31/2015 Productive Acres (in thousands)
Age	100%		Share of		Look-
Class	Owned	%	Funds	%	through	%
Clear-cut	2.5	3%	0.3	4%	2.8	3%
0 to 4	7.0	8%	1.0	12%	8.0	8%
5 to 9	8.8	10%	0.6	7%	9.4	9%
10 to 14	10.2	11%	0.6	7%	10.8	11%
15 to 19	13.4	14%	0.4	5%	13.8	14%
20 to 24	4.6	5%	0.6	7%	5.2	5%
25 to 29	14.9	16%	0.8	9%	15.7	15%
30 to 34	16.1	17%	0.5	6%	16.6	16%
35 to 39	9.2	10%	0.9	10%	10.1	10%
40 to 44	2.9	3%	0.8	9%	3.7	4%
45 to 49	1.6	2%	0.8	9%	2.4	2%
50 to 54	0.3	—%	0.3	4%	0.6	1%
55 to 59	0.2	—%	0.1	1%	0.3	—%
60 to 64	0.2	—%	—	—%	0.2	—%
65+	1.0	1%	—	—%	1.0	1%
California	—	—%	0.9	10%	0.9	1%
	92.9		8.6		101.5

Site Index.  The site index for a given acre of timberland is a measure of the soil’s potential to grow timber. In the Partnership’s operating region, site index is expressed in feet and is a measure of a Douglas-fir tree’s projected height at age 50. In the California region, it is based on a mix of species. Site index is calculated by tree height and age data collected during the cruising process. Site index is an important input into the models used for projecting harvest levels on a tree farm. The Partnership’s properties have an estimated weighted average site index of 116 feet and the Funds’ properties have an estimated weighted average site class of 113 feet.

Long-term Harvest Planning. Long-term harvest plans for the Partnership’s and the Funds’ tree farms reflect the different ownership time horizons associated with each group. Plans for Partnership timberlands are designed to maintain sustainable harvest levels over an extended time frame, assuming perpetual ownership. “Sustainable harvest level” denotes our assessment as to the annual volume of timber than can be harvested from a tree farm in perpetuity. As such, the sustainable harvest level generally resembles the annual growth of merchantable timber. Actual annual harvest levels may vary depending on log market conditions and timberland acquisition or disposition activity and whether timber volumes for timberland acquisitions or dispositions were included in the base volume used to calculate the sustainable harvest level. Over multi-year time frames, however, annual harvest volumes will average out to the sustainable harvest levels developed in our long-term harvest plan. The harvest levels for the Funds’ tree farms are developed to maximize the total return during their 10-13 year investment periods by blending income from harvest with the value of the portfolio upon disposition. This will result in more harvest variability between years for Fund tree farms than is the case with the Partnership’s tree farms.

Assuming full operations on the Funds’ existing tree farms, at December 31, 2016 the long-term planned average annual harvest levels for the Partnership and Fund tree farms (and on a Look-through basis) can be found in the table below:

(amounts in MMBF)		Look-through
	Planned annual	planned annual
	harvest volume	harvest volume
Partnership tree farms	52	52
Fund tree farms	54	6
Total	106	58

Marketing and Markets. The following discussion applies to the Combined tree farms. We market timber by selling logs mostly to lumber, plywood, and chip producers or to log export brokers. To do so, we engage independent logging contractors to harvest the standing timber, manufacture it into logs, and deliver it to our customers on the open market. Except in the case of some timber deed sales, we retain title to the logs until they are delivered to a customer log yard.
Domestic mills buy the majority of our sawlog volume. Domestic mill customers use the logs they acquire as raw material for manufacturing lumber. Higher quality logs sold to the domestic market are generally used to peel veneer necessary to manufacture plywood. Lumber markets tend to rise and fall with new home starts as well as the repair and remodel market, which in turn drives domestic demand for logs. Additional domestic demand for our products comes from producers of utility poles, cedar shakes, and lumber. Lower quality logs are chipped for use by pulp mills in the production of pulp and paper.
We also sell to export markets in Asia through reputable brokers. Our decision to sell through intermediaries is predicated on risk management considerations, such as mitigation of foreign exchange risk, loss prevention, and minimizing cash collection risks. These export markets generally represent 15% to 35% of the log volume we produce, but can reach as high as 50%. Export markets provide important diversification from our domestic markets. Drivers of export markets include construction activities in Japan, China, and Korea, exchange rates, and shipping costs. Export markets do not tend to correlate with our domestic markets which is why the diversification provided by these markets is valuable.
Historically, Japanese customers have paid a premium for the highest quality Douglas-fir logs from which they mill visually appealing exposed beams used for residential construction. U.S. mills, on the other hand, manufacture mostly framing lumber requiring structural integrity for wall systems concealed by drywall that do not require high aesthetic quality. Accordingly, the logs sold to domestic markets are more of a commodity relative to logs sold to the Japanese market, and thus do not command as high a price.
Beginning in 2010, a reduction in China’s log imports from Russia, coupled with strengthening in the Chinese currency compared to the U.S. dollar, opened up an opportunity for North American log producers to supply a larger portion of logs to the growing Chinese market. This resulted in the migration of the U.S. Pacific Northwest export market from one focused almost exclusively on Japan and Korea to a broader Asian market that now includes China. Today, China represents the largest market within the region based on volume. This export market has provided support to log prices during the gradual recovery of U.S. housing over the past several years. Sawlogs sold to China are used chiefly for construction of concrete forms, pallets, and other uses that can be satisfied with whitewood and lower quality Douglas-fir sawlogs. China’s appetite for lower quality logs expanded the diversity of species mix and log sorts sold to the export market. This increased demand, and in turn prices, for whitewood and Douglas-fir sawlogs purchased traditionally by domestic mills. Combined with the limited volume of high-quality Douglas-fir flowing to Japan, this narrowed the overall premium received for sales of logs to these export markets relative to the domestic market. Beginning in 2015, our export markets began facing headwinds due to declining demand from China as its economy weakened and the U.S. dollar strengthened, which made U.S. log exports less competitive with logs from other countries. At the same time, the domestic housing market continued to strengthen which spurred competition for export logs recently destined for China. U.S. lumber mills failed to pay the same premium for whitewood and lower quality Douglas-fir logs, resulting in a widening of the premium for these products.

Customers. Logs from the Combined tree farms are sold to a number of customers in both the domestic and export markets. Domestic customers include lumber and plywood mills and other wood fiber processors located throughout western Washington, western Oregon, and northern California. Export customers consist of intermediaries located at the Washington ports of Longview, Tacoma, Port Angeles, Grays Harbor, and Olympia, and the Oregon ports of St. Helens and Astoria. Whether destined for export or domestic markets, the cost of transporting logs limits the destinations to which the Partnership and Funds can profitably deliver and sell their logs.

The ultimate decision on where to sell logs is based on the net proceeds we receive after taking into account both the delivered log prices and the cost to deliver the logs to that customer. In instances where harvest operations are closer to a domestic mill than the log yard of an export broker, we may earn a higher margin from selling to a domestic mill even though the delivered log price is lower. As such, realized delivered log price movements are influenced by marketing decisions predicated on margins rather than focusing exclusively on the delivered log price. In such instances, our reported delivered log prices may reflect more of the property’s proximity to customers rather than the broader market trend.

Competition. Most of our competitors are comparable to us in size or larger. Log sellers like the Partnership and the Funds compete on the basis of quality, pricing, and the ability to satisfy volume demands for various types and grades of logs to particular markets. We believe that the location, type, and grade of timber from the Combined tree farms will enable us to compete effectively in these markets. However, our products are subject to some competition from a variety of non-wood and engineered wood products as well as competition from foreign-produced logs and lumber.

Forestry and Stewardship Practices. We manage our forests and young trees to create log sorts, determined largely by log top-end diameter and log quality, and species mix that satisfy what we expect domestic mills will desire in future years. Timberland management activities on the Combined tree farms include reforestation, control of competing brush in young stands and thinning of the timber to achieve optimal spacing after stands are established. This is all to ensure that young stands are on a pathway to produce the desired log sorts and species mix. During 2016, we planted 1.7 million seedlings on 6,600 acres of the Combined tree farms compared to 1.1 million seedlings on 3,100 acres in 2015 and 1.4 million seedlings on 3,900 acres in 2014. Seedlings are generally planted from December to April, depending on weather and soil conditions, to restock stands that were harvested during the preceding twelve months. The number of seedlings planted will vary from year to year based upon harvest level, the timing of harvest, and seedling availability. Management’s policy is to return all timberlands to productive status in the first planting season after harvest, provided any requisite brush control has been completed.

All harvest and road construction activities are conducted in compliance with federal, state and local laws and regulations. Many of these regulations are programmatic and include, for example; limitations on the size of harvest areas, reforestation following harvest, retention of trees for wildlife habitat and water quality, and sediment management on forest roads. The regulations also require project-specific permits or notifications that govern a defined set of forestry operations. An application for harvest or road construction may require more specific guidance to avoid potential impact to public resources. For example, we often consult third-party, state-qualified geo-technical specialists for operations that have the potential to impact unstable slopes in order to avoid, minimize, or mitigate risks to safety and public resources.

Sustainable Forestry Initiative (SFI®). Since 2003, we have been a member of the SFI® forest certification program; an independent environmental review and certification program that promotes sustainable forest management, focusing on water quality, biodiversity, wildlife habitat, and the protection of unique biota. With our participation in this certification program, we are subject to annual independent audits of the standards required by the program. We view this certification as an important indication of our commitment to manage our lands sustainably while continually seeking ways to improve our management practices. We believe this commitment is an important business practice that contributes positively to our reputation and to the long-term value of our assets.

Our certifications are current for all of the Combined tree farms. We believe this certification allows us to obtain the broadest market penetration for our logs while protecting the core timberland assets of the Partnership and the Funds.

Timberland Investment Management

Background. In 1997, the Partnership formed two wholly-owned subsidiaries, ORM, Inc. and Olympic Resource Management LLC (“ORMLLC”), to facilitate entry into the business of providing Timberland Investment Management services for third-parties. Today, our Timberland Investment Management segment earns management fees and incurs expenses resulting from raising, investing, and managing capital which is invested in Pacific Northwest timberland on behalf of third-

party investors. Since the launch of our timberland private equity fund strategy in 2003, the activities in this segment have consisted primarily of attracting third-party investment capital for the Funds and then acquiring and managing timberland portfolios on their behalf. When we discuss the Timberland Investment Management properties we will refer to either the acquisition values, defined as contractually agreed-upon prices paid for the properties, or the value of assets under management, defined as the current third-party appraised value of the properties.  As of December 31, 2016, we manage 94,000 acres of timberland in Washington, Oregon, and California with combined appraised values of $375 million.

The following table summarizes the committed and called capital, as well as distributions received, for our Timberland Investment Management segment on cumulative basis since its inception:

	Total Fund		Co-investment
(in millions)	Commitment	Called Capital	Commitment	Called Capital	Distributions Received
Fund I *	$61.8	$58.5	$12.4	$11.7	$15.1
Fund II	84.4	83.4	16.9	16.7	7.4
Fund III	180.0	179.7	9.0	9.0	0.2
Fund IV	381.0	—	57.2	—	—
Total	$707.2	$321.6	$95.5	$37.4	$22.7

* Fund I assets were sold in 2014 and the fund was dissolved in 2015.

Operations. The Timberland Investment Management segment’s key activity is to provide investment and portfolio management services to the Funds. We anticipate growth in this segment as we continue to manage the Funds, together with any future funds established by the Partnership. The Timberland Investment Management segment represented less than 1% of consolidated revenue for each of the three years ended December 31, 2014 through 2016, as fee revenue is eliminated in consolidation.

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

Accounting rules require that we eliminate in consolidation the fee revenue generated from managing the Funds in our Timberland Investment Management segment and corresponding operating expenses for the Fee Timber segment. The elimination of this fee revenue and corresponding operating expenses reduces the otherwise reported cost per acre of managing Fund tree farms under our Fee Timber segment. These eliminations make the Fee Timber results look stronger and the Timberland Investment Management results look correspondingly weaker.

Marketing. When raising capital for a new Fund, we market these opportunities to investors that have an interest in investing alongside a manager with a specific regional specialization and expertise in the timberland asset class. Our Funds fill a niche among timberland investment management organizations due to our regional specialization, degree of co-investment, smaller fund sizes, and the ability to target relatively small transactions. Additional marketing and business development efforts include regular contact with forest products industry representatives, non-industry owners, and others who provide key financial services to the timberland sector. Our acquisition and disposition activities keep management informed of changes in timberland ownership that can represent opportunities for us to market our services.

Customers. The Funds are the primary customers and users of Timberland Investment Management services.

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

Real Estate

Background. The Real Estate segment represented 29%, 33% and 25% of consolidated revenue in 2016, 2015 and 2014, respectively. The Partnership’s real estate activities are associated closely with the management of our timberlands. We evaluate timberlands regularly in terms of the best economic use, whether this means continuing to grow and harvest timber, seeking a rezoning of the property for sale or development, or working with conservation organizations and the public on a sale of a portion of property or the sale of a conservation easement. After timberland has been logged, we have a choice among four primary alternatives for the underlying land: reforest and continue to use as timberland, sell as undeveloped property, undertake some level of development to prepare the land for sale as improved property, or hold for later development or sale. We currently have a 2,200-acre portfolio of properties for which we believe there to be a higher and better use than timberland. In addition, the Real Estate segment may acquire and develop other properties for sale, either on its own or by partnering with other experienced real estate developers. To date, this activity has not constituted a material part of our Real Estate segment’s operations. Generally speaking, the Real Estate segment’s activities consist of investing in and later reselling improved properties and holding properties for later development and sale. As a result, revenue from this segment tends to fluctuate substantially, and is characterized by relatively long periods in which revenue is low, while costs incurred to increase the value of our development properties may be higher. During periods of diminished demand, we manage our incurrence of entitlement related costs and infrastructure investment so as to minimize negative cash flows. Segment expenses do not generally trend directly with segment revenues. When improved properties are sold, income is recognized in the form of sale price net of acquisition and development costs.

Operations. Real Estate operations focus on maximizing the value of the 2,200-acre portfolio mentioned above. For Real Estate projects, we secure entitlements and/or infrastructure necessary to make development possible and then sell the entitled property to a party who will construct improvements. In addition, this segment’s results reflect our efforts to negotiate conservation easements (CE) that typically encumber Fee Timber properties and preclude future development on that land but allow continued forestry operations. The third and final area of operations in this segment includes leasing residential and commercial properties in Port Gamble, Washington, and leasing out a portion of our corporate headquarters building in Poulsbo, WA.

We recognize the significant value represented by the Partnership’s Real Estate holdings and are focused on adding to that value. The means and methods of adding value to this portfolio vary considerably depending on the specific location and zoning of each parcel. Our properties range from land that has commercial activity zoning where unit values are measured on a per-square-foot basis to large lots of recently harvested timberland where value is measured in per-acre terms. In general, value-adding activities that allow for the highest-and-best-use of the properties include: working with communities and elected officials to develop grass roots support for entitlement efforts, securing favorable comprehensive plan designation and zoning, acquiring easements, and obtaining plat approvals.

Development Properties

Projects in Gig Harbor, Port Gamble, Kingston, Bremerton, Hansville and Port Ludlow, Washington make up approximately half the acres in our development property portfolio. Due to each property’s size, development complexity, and regulatory environment, the projects are long-term in nature and require extensive time and capital investments to maximize returns.

Gig Harbor. Gig Harbor, a suburb of Tacoma, Washington, is the site of Harbor Hill, a mixed-use development project that included at its inception the following mix of zoning: 42 acres of commercial/retail sites, 50 acres of business park lots, and 200 acres of land with residential zoning. At December 31, 2016, we still own 18.5 acres of commercial/retail, 11.5 acres of business park and 50 acres of residential lots in this project.  A 20-year development agreement was approved by the City of Gig Harbor in late 2010.  Key provisions of the development agreement and plat approval include: (a) extending the project development period from 7 to 20 years; (b) reserving sufficient domestic water supply, sanitary sewer, and traffic trip capacity on behalf of the project’s residential units; and (c) waiver of park impact fees in exchange for a 7-acre parcel of land for City park purposes. All components of this project have transportation, water and sewer capacities reserved for full build-out. We received preliminary plat approval in early 2011 for the then 200-acre residential portion of this project that included 554 single-family and 270 multi-family units. At December 31, 2016, 158 single-family lots remained for sale.

Port Gamble. Port Gamble fits within both the development and commercial properties aspects of our Real Estate operations. Port Gamble is located northwest of Kingston on the Kitsap Peninsula. Founded in 1853 by the company that became Pope & Talbot, Inc. (“P&T”), Port Gamble served as a mill site, logging port and company town for over 160 years and many of its buildings still stand. The town and mill sites, totaling 130 acres, were transferred from P&T to Pope Resources at the time of our formation in 1985. The operation and management of the town of Port Gamble is discussed under “Commercial Properties” below.

With respect to our development plans for the site, Port Gamble has been designated a “Rural Historic Town” since 1999 under Washington’s Growth Management Act. This designation allows for substantial new commercial, industrial, and residential development using historic land use patterns and densities while maintaining the town’s unique architectural character. Our plans are focused on bringing back the New England-style homes that have slowly disappeared since Port Gamble’s heyday in the 1920s. If approved as proposed, our plat application to Kitsap County will allow for between 200 and 240 additional residential units and 200,000 to 260,000 square feet of additional commercial building space. We submitted this master plan for the 114-acre townsite and adjoining 205-acre agrarian district in January 2013, kicking off a multi-year period of environmental impact review and public comment. The proposal calls for development of homes, an inn, a dock, waterfront trails, and an agricultural area with greenhouses, orchard and winery. Walking trails along the shoreline, through the adjoining forestlands, and along pastoral farmland would contribute to the lifestyle of residents and should enhance Port Gamble as a unique tourist attraction. In 2016, the town was connected to the Kitsap County water supply infrastructure. During the first half of 2017, our efforts will be focused on the installation of a new membrane bioreactor wastewater treatment plant with a large onsite septic system which will be turned over to Kitsap County’s Public Utility District at completion. The new facility will cost approximately $5.6 million, of which $2.0 million is being funded by a Washington State appropriation grant. Once operational, the existing treatment plant will no longer discharge treated wastewater to the Hood Canal through the currently permitted outfall pipe. Official de-commissioning of the outfall will commence after the new plant is operational.

As discussed in greater detail below, P&T’s operations at Port Gamble are believed to have resulted in releases of hazardous substances that impacted the upland and submerged portions of the site. We have an environmental remediation liability as a result of our ownership of Port Gamble, which we acquired from P&T at the time of our formation in 1985.

Kingston. The Partnership owns a 374-acre property in Kingston called “Arborwood” with plans for the development of 663 single-family lots and 88 multi-family units. Further development will not proceed until the local market demonstrates an increased appetite for residential lots. In 2016, we acquired an adjacent 10 acres which will provide another access point to the project and allow it to be broken into three or more smaller projects.

Bremerton. The West Hills area of Bremerton, Washington is the site of a 46-acre industrial park which was being developed in two phases totaling 24 lots. Construction on the 9 lots that make up Phase I was completed in 2007. One lot has been sold from Phase I and the industrial market remains weak at this time. In 2013, we obtained a comprehensive plan designation change from industrial to residential for the 36-acre Phase II portion of this property. In 2014, Phase II was rezoned to single-family residential and we hope to secure a preliminary plat for 110 lots in 2017.

Hansville. The Partnership owns a 149-acre residential development project in Hansville called “Chatham,” with 19 parcels ranging from 3 to 10 acres in size. Construction was completed in late 2007 and the lots are currently being marketed for sale. To date, one lot has been sold from this project.

Port Ludlow. Port Ludlow represents a 256-acre property located just outside the Master Planned Resort boundary of Port Ludlow, Washington. We currently expect preliminary plat approval in 2017 that, if obtained, will allow for up to 54 lots ranging from 1 to 1.5 acres each, with the balance of the property designated as open space. Development beyond the point of plat approval will not commence until demand for rural residential lots improves.

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

North Kitsap County. Since 2011, we have been formally engaged with a coalition of approximately 30 entities to conserve up to 6,500 acres of the Partnership’s timberland in north Kitsap County. This effort, known as the Kitsap Forest & Bay Project, saw two closings in 2014 totaling 901 acres. In 2015, an additional 175 acres were sold to Kitsap County utilizing state conservations funds and in 2016 we sold 1,356 acres to Kitsap County, though we retained a timber deed that will allow us to harvest timber on the property for 25 years. We continue to work with the coalition to raise funds for additional sales.

Skamania County. We have been engaged with the Columbia Land Trust (CLT) in a multi-phase conservation project that includes both fee and conservation easement (CE) sales. In tandem with this project, we have been working with Skamania County to rezone the majority of our holdings in the county. In the second half of 2014, the County approved a rezoning of approximately 14,000 acres that allows for the development of 20-acre lots. Funding for conservation sales have been primarily through the Washington Wildlife and Recreation Program (WWRP). CLT has applied for additional CE grants for the final 7,899 acres of this project through the Forest Legacy Program. If awarded, the Forest Legacy grant will be funded for a 2017 closing.

Commercial Properties

Poulsbo. In May 2011, we purchased a 30,000-square-foot commercial office building in Poulsbo, on a 2-acre parcel of land. At the time, the building was fully leased to Union Bank on a five-year, triple-net lease. We moved our headquarters to the new building in November 2012, sharing the space until Union Bank vacated the building in April 2015. We have taken over the basement of the building for our own operations, leased a portion of the first floor, and are seeking replacement tenants for the remaining first-floor space of approximately 5,500 square feet.

Port Gamble. As described above under “Development Properties,” the Partnership owns and operates the town of Port Gamble where 25 residential buildings and approximately 46,000 square feet of commercial space are currently leased to third parties. In addition, we operate a wedding and events business, utilizing another 8,000 square feet in its venues, that leverages the charm of the townsite to attract clientele. These commercial activities help offset the costs of maintaining the town while the master plan progresses.

Environmental Remediation.  As noted above, P&T and its corporate predecessors operated a sawmill at Port Gamble from 1853 to 1995. P&T continued to lease various portions of the site for its operations until 2002. During the time P&T operated in Port Gamble, it also conducted shipping and log storage and transfer operations in the tidal and subtidal waters throughout Port Gamble Bay, some of which were under lease from the Washington State Department of Natural Resources (DNR) that lasted from 1974 to 2004. P&T’s operations are believed to have resulted in releases of hazardous substances that impacted the upland and submerged portions of the site. Hazardous substances believed to have been released include various hydrocarbons, cadmium and toxicity associated with wood waste.

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

Beginning in 2010, DOE began to reconsider its expectations regarding the level of cleanup that would be required for Port Gamble Bay, largely because of input from interested citizens and groups, one of the most prominent of which has been the Port Gamble S’Klallam Tribe. In response to input from these groups, DOE adopted remediation levels that were far more stringent than either DOE or the Partnership had contemplated previously. This culminated in significant modifications to the cleanup alternatives in the draft Port Gamble Bay and Mill Site Remedial Investigation and Feasibility Study issued by DOE in May 2012. As a result, we recorded a $12.5 million increase in our accrual for the environmental remediation liability in the second quarter of 2012.

In December 2013, the Partnership and DOE entered into a consent decree that included a cleanup action plan (CAP) requiring the removal of docks and pilings, excavation and backfilling of intertidal areas, subtidal dredging and monitoring, and other specific remediation steps. Throughout 2014, we evaluated the requirements of the CAP and conducted additional sampling and investigation to design the remediation project. In November 2014, we submitted a draft engineering design report, or EDR, to DOE, followed by other supplemental materials establishing our proposed means for complying with the CAP. Based on the EDR and subsequent discussions with DOE, we reached the conclusion that the existing reserve for environmental liabilities was insufficient. Accordingly, we accrued an additional $10.0 million in December 2014. The construction phase of the cleanup of the Port Gamble Bay area and related tidelands began in September 2015 and the in-water portion of the cleanup was completed in January 2017. This will be followed by relatively modest cleanup activity on the millsite and a monitoring period. In the fourth quarter of 2016, we accrued an additional $7.7 million, representing primarily costs associated with removing pilings and dredging and capping an area of deep wood waste discovered along the southern embankment of the millsite, as well as estimated additional long-term monitoring costs.

Another aspect of this matter relates to Natural Resource Damages, or NRD. Certain environmental laws allow state, federal, and tribal trustees (collectively, the Trustees) to bring suit against property owners to recover damages for injuries to natural resources. Like the liability that attaches to current property owners in the cleanup context, liability for natural resource damages can attach to a property owner simply because an injury to natural resources resulted from releases of hazardous substances on that owner’s property, regardless of culpability for the release. The Trustees are alleging that Pope Resources has NRD liability because of releases that occurred on its property. We have been in discussions with the Trustees regarding their claims, and the alleged conditions in Port Gamble Bay. We have also been discussing restoration alternatives that might address the damages the Trustees allege. Resolution of these NRD claims will occur after the construction phase of the project is completed. Discussions with the Trustees may result in an obligation for us to fund NRD restoration activities and past assessment costs that are greater than we have estimated.

In December 2014, the Partnership filed suit against DNR seeking contribution to cleanup costs. In April 2015, the Partnership moved for summary judgment on the issue of DNR’s liability for the site. On June 8, 2015, Kitsap County Superior Court ruled on summary judgment that DNR did not qualify as an owner or operator of the site and therefore did not have liability under Washington’s Model Toxics Control Act (MTCA). The effect of the court’s ruling was to absolve DNR of any responsibility to contribute to the cost of cleanup at Port Gamble. We appealed the Superior Court’s ruling and ten public and/or private entities, including DOE, filed or joined in amicus briefs in support of our position, arguing that DNR is liable as an owner or operator of the site. On December 28, 2016, The Washington State Court of Appeals (Division II) reversed the superior court’s summary judgment order, ruling that DNR is liable under MTCA as an owner or operator of the site. This liability extends to NRD liability as well. DNR has appealed this ruling to the Washington State Supreme Court. Our recorded liability includes our estimate of the entire cost of the project, without any contribution from DNR, as the matter is still under adjudication. Under MTCA, allocation of liability among PLPs is a separate process from determination of liability.

Additional information regarding this accrual, the aggregate environmental remediation liability and the methodology used to monitor the adequacy of the existing accrual, is set forth in Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview,” “—Real Estate,” and “—Critical Accounting Policies and Estimates”.

Marketing. Marketing efforts for development properties from 2014 to 2016 were focused primarily on our Harbor Hill development and conservation land and easement sales. In 2015, we started investigating and pursuing the acquisition and development of other real estate properties and closed on the acquisition of a two-acre parcel on Bainbridge Island, Washington. Efforts were also expended in the last several years to sell North Kitsap lands for conservation.

Customers. We typically market properties from the Real Estate portfolio to private individuals, residential contractors, and commercial developers. Customers for rental space in the Port Gamble townsite consist of both residential and commercial tenants. The Quadrant Corporation was our largest customer for our Real Estate segment, representing 15% of consolidated revenue. There were no customers that represented over 10% of consolidated revenue in 2015 or 2014.

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

Employees

As of December 31, 2016, we employed 59 full-time employees and 6 part-time or seasonal personnel, who are distributed among the segments as follows:

Segment	Full-Time	Part-Time/ Seasonal	Total
Fee Timber	24	—	24
Timberland Investment Management	5	—	5
Real Estate	18	6	24
General & Administrative	12	—	12
Totals	59	6	65

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

Laws and Regulations that Affect Our Forestry Operations. Both our Fee Timber segment and our Timberland Investment Management segment are affected heavily by federal and state laws and regulations that are designed to promote air and water quality and protect endangered and threatened species. Further, each state in which we own or manage timberlands has developed “best management practices” (BMP) to reduce the effects of forest practices on water quality and plant and animal habitats. Collectively, these laws and regulations increasingly affect our harvest and forest management activities. Regulatory agencies and citizens’ and environmental groups are continually seeking to expand these protections using a wide variety of judicial, legislative and administrative processes as well as state ballot initiatives, a process applicable to all three states in which we operate that allows citizens to adopt laws without legislative or administrative action.

The primary laws and regulations that affect our forestry operations include:

Endangered Species Laws

A number of fish and wildlife species that inhabit geographic areas near or within our timberlands have been listed as threatened or endangered under the federal Endangered Species Act (ESA) or similar state laws. Federal ESA listings include the Northern Spotted Owl, marbled murrelet, numerous salmon species, bull trout, and steelhead trout. State endangered species laws impose further restrictions by limiting the proximity of harvest operations to certain identified plants and wildlife. Regulatory and public initiatives to expand the list of protected species and populations may impose further restrictions. Federal and state requirements to protect habitat for threatened and endangered species have imposed restrictions on timber harvest on some of our timberlands, and these protections may be expanded in ways that further affect our operations. These actions may increase our operating costs, further restrict timber harvests or reduce available acres, and adversely affect supply and demand more broadly across our markets.

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

Water Quality Regulations

Also affecting our forestry operations are laws and regulations that are designed to promote water quality. A number of prominent and well-funded environmental groups have conducted an extensive legal challenge to the Environmental Protection Agency’s (EPA) permitting process, as a result of which the EPA is conducting public outreach for existing programs that protect water quality from forest road discharges. In June of 2016, the EPA elected to not regulate forest roads under EPA’s Phase 2 stormwater regulations. This decision was not appealed.

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

State laws and regulations serve to reduce timberlands available for harvest by, among other things, increasing buffer requirements on a subset of fish bearing streams in order to meet state water quality standards related to maintaining temperature or reducing or eliminating pollutants. Other laws and regulations could have significant impacts on our harvest activities, including increases in setback requirements. As these rules grow more restrictive, we may face increasing costs associated with our silviculture, may find some areas of our tree farms inaccessible (either physically or because of economic inefficiency), and may face reductions in the portion of our timberlands that can be harvested.

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

State Harvest Permitting Processes

Washington, Oregon, and California all have a permitting or notification system as part of their forest practice rules. Changes in these processes can cause additional administrative expenses and/or delay project implementation. These laws require significant environmental studies and permitting requirements, often including multiple regulatory agencies, prior to the issuance of harvest permits. All three states periodically update their regulations and permitting processes. The regulatory comment process can cause us to incur expenses, and new permitting regulations commonly require us to increase the level of research and expertise necessary to meet applicable requirements. Substantive changes in these regulations may increase our harvest costs, may decrease the volume of our timber that is available for harvest, and may otherwise reduce our revenues or increase our costs of operations.

Climate Change Regulation

California has implemented a cap and trade program that limits the amount of greenhouse gasses emitted by certain stationary sources and will phase in transportation. This may indirectly impact forest landowners through indirect costs of energy to our manufacturing customers and logging contractors. In Washington State there are proposed regulatory changes to air quality laws as well as likely legislative action on this topic.

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

Laws and Regulations that Affect Real Estate Development.  Many of the federal laws (ESA and CWA) that impact forest management can in a more limited circumstance also apply to real estate development. Additionally, there are also state and local land use regulations that have additional permitting requirements and that limit development opportunities. For example, development rights in Washington State are affected by the Growth Management Act (GMA), which requires counties to submit comprehensive plans that identify the future direction of growth and stipulate where population densities are to be concentrated. The purposes of the GMA include: (1) direction of population growth to population centers (Urban Growth Areas), (2) reduction of “suburban sprawl”, and (3) protection of historical sites. We work with local governments within the framework of the GMA to develop our real estate holdings to their highest and best use. Oregon also has growth management provisions in its land use laws which served as a model for Washington’s growth management provisions. Oregon’s land use laws are generally more stringent outside of urban areas, especially in commercial forest lands where residential conversions are often outright disallowed without statutory action by the State legislature. These regulations can impact the permitted density of a given area, which may affect the number of lots, dwellings, or commercial buildings that can be constructed in a given location, any or all of which may affect our real estate revenues and the value of our real estate holdings.

In October of 2016, the Washington State Supreme Court issued a ruling on a case requiring counties to ensure that there is legal water available before issuing permits for exempt wells. This ruling does not impact developments that rely on municipal or utility district water systems so it will not impact larger development projects. However, it may impact the ability to develop isolated rural residential parcels, functionally removing development value from those lands. There are two pieces of legislation being deliberated in the Washington State Legislature related to the Court’s decision. One will establish by statute a formal exemption for small household wells from the state permitting process, effectively undoing the Court’s decision. The other piece of legislation provides some limited alternative pathways for allowing small household wells, but substantively puts the Court’s decision into statute.

Item 1A.         RISK FACTORS
Risks Related to Our Industry and Our Markets

We are sensitive to demand and price issues relating to our sales of logs in both domestic and foreign markets. We generate Fee Timber revenue primarily by selling softwood logs to domestic mills and to third-party intermediaries who resell them to the export market. The domestic market for logs in our operating area depends heavily on U.S. housing starts. Recently, the U.S. housing market has started to improve but, to the extent the recovery in the housing market should stall, such a turn of events could have a negative impact on our operating results. For example, interest rates are widely expected to rise in the coming periods. Should this occur, it could have a negative impact on the U.S. housing market. Demand from export markets for Pacific Northwest logs are affected by fluctuations in United States, Japanese and, increasingly, Chinese and Korean economies, the foreign currency exchange rate between these Asian currencies and the U.S. dollar, as well as by ocean transportation costs. Further, the prices we realize for our logs depend in part upon competition, and the October 2015 expiration of the Softwood Lumber Agreement between the United States and Canada, combined with a weak Canadian currency, has had the effect of increasing the supply of logs from Canada to the U.S., exerting downward pressure on log prices.

Our Fee Timber and Timberland Investment Management segments are highly dependent upon sales of commodity products. Our revenues from our forestry businesses, which comprise our Fee Timber and our Timberland Investment Management segments, are widely available from producers in other regions of the United States, as well as Canada and a number of other countries. We are therefore subject to risks associated with the production of commonly available products, such that an increase in supply from abroad as a result of overproduction by competitors in other nations or as a result of changes in currency exchange rates, may reduce the demand for our products in some or all of the markets in which we do business. A bilateral agreement between the United States and Canada, called the Softwood Lumber agreement, had been intended to help manage potentially harmful effects of international competition between our countries, but that agreement expired in October 2015 and has not yet been renewed. The competitive effects of this expiration are likely to impact our business in the future, although management cannot predict accurately the precise effects. Similarly, from time to time in the past we have seen, and in the future we may experience, an increase in supply or a reduction in demand as a result of international tensions or competition that are beyond our control and that may not be predictable.

We are subject to statutory and regulatory restrictions that currently limit, and may increasingly limit, our ability to generate income. Our ability to grow and harvest timber can be impacted significantly by legislation, regulations or court rulings that restrict or stop forest practices. For example, events that focus media attention upon natural disasters and damage to timberlands have at various times brought increasing public attention to forestry practices. Similarly, certain activist groups in Oregon have proposed a ballot initiatives that would eliminate clearcutting, which is the predominant harvest practice across our geographic region and similar groups have proposed bans on pesticides, on various methods of applying pesticides, and other practices that are commonly used to promote efficient, sustainable forestry practices. While these initiatives have thus far failed to gain traction, such initiatives, alone or in combination, may limit the portion of our timberlands that is eligible for harvest, may make it more expensive or less efficient to harvest all or certain portions of our timberlands, or may restrict other aspects of our operations. Additional regulations, whether or not adopted in response to such events, may make it more difficult or expensive for us to harvest timber and may reduce the amount of harvestable timber on our properties. These and other restrictions on logging, planting, road building, fertilizing, managing competing vegetation, and other activities can increase the cost or reduce available inventory thereby reducing income. Any such additional restrictions would likely have a similar effect on our Timberland Investment Management operations. We cannot offer assurances that we will not be alleged to have failed to comply with these regulations, or we may face a reduction in revenues or an increase in costs as a result of complying with newly adopted statutes, regulations and court or administrative decisions. These claims may take the form of individual or class action litigation, regulatory or enforcement proceedings, or both. Any such claims could result in substantial defense costs and divert management’s attention from the ongoing operation of our business, and if any such claims were successful, may result in substantial damage awards, fines or civil penalties.

Environmental and other activist groups may have an adverse impact on the value of our assets or on our ability to generate revenues from our timberlands. In recent years we have seen an increase in activities by environmental groups, Native American tribes, and other activists in the legislative, administrative and judicial processes that govern all aspects of our operations. For example, on more than one occasion the Washington Department of Ecology applied more stringent regulatory standards to our existing environmental remediation operations at Port Gamble, Washington, after soliciting or receiving input from tribal representatives. These revisions substantially increased the cost associated with our pre-existing remediation plans, and we cannot offer assurances that similar actions will not further protract the process or increase remediation costs. Similarly, citizens’ and environmental groups have significant influence in the entitlement and zoning processes that affect our Real Estate operations. These activities are not likely to diminish in the foreseeable future, and in some instances may have a material impact upon the revenues we can generate from our properties or upon the costs of generating those revenues.

Our businesses are highly dependent upon domestic and international macroeconomic factors. Both our timberland operations and our real estate operations are highly influenced by housing markets. Our Fee Timber and Timberland Investment Management segments depend upon housing and construction markets in the United States and in other Pacific Rim countries, and our geographic concentration in the Pacific Northwest increases our exposure to economic, labor and shipping risks that are tied to this particular area. Similarly, our Real Estate segment depends upon a highly localized demand in the Puget Sound region of Western Washington. Factors that affect these markets will have a disproportionate impact on our business, and may be difficult or impossible to predict or estimate accurately.

We face increasing competition from engineered and recycled products. Our Fee Timber and Timberland Investment Management segments derive substantially all their revenues from the market for softwood logs and wood products derived from them. Recent years have witnessed the emergence of plastic, fiberglass, wood composite and recycled products, as well as metal products in certain industries, that may have the effect of reducing demand for our products. As these products evolve, and as other competitive products may be developed, we may face a decline in log price realizations that would have an adverse impact on our revenues, our earnings and the value of our assets.

As a property owner and seller, we face environmental risks associated with events that occur or that may be alleged to have occurred on our properties. Various federal and state environmental laws in the states in which we operate place liability for environmental contamination on the current and former owners of real estate on which contamination is discovered. These laws are often a source of “strict liability,” meaning that an owner or operator need not necessarily have caused, or even been aware of, the release of hazardous substances. Such a circumstance applies to our operations at Port Gamble, Washington, for example, where contamination occurred prior to the formation of the Partnership. If hazardous substances are discovered or are alleged to have been released on property that we currently own or operate, that we have owned or operated in the past, or that we acquire or operate in the future, we may be subject to liability for the cost of remediating these properties without regard for our conduct or our knowledge of the events that led to the contamination or alleged contamination. These events would likely increase our expenses and might, in some cases, make it more difficult or impossible for us to continue operating our timberlands or to sell parcels of real estate for a price we would deem reasonable, or at all.

Risks Relating to Our Operations

We have certain environmental remediation liabilities associated with our Port Gamble property, and that liability may increase. We currently own certain real estate at Port Gamble on the Kitsap Peninsula in western Washington. Sediments adjacent to these properties were alleged to have been impacted by operations of the former owner of the property, Pope & Talbot, Inc. However, as current owner of Port Gamble, we have environmental liability for these properties under Washington State’s Model Toxics Control Act (MTCA). In December 2013, we reached an agreement with the Washington State Department of Ecology (“DOE”) in the form of a consent decree (“CD”) and clean-up action plan (“CAP”) that provides for the cleanup of Port Gamble Bay. Together, these documents outline the terms under which the Partnership will conduct environmental remediation as well as the specific clean-up activities to be performed. The CD and CAP were filed with the Kitsap County Superior Court in December 2013. On June 8, 2015, Kitsap County Superior Court ruled on summary judgment that Washington’s Department of Natural Resources (DNR) did not qualify as an owner or operator of the site and therefore did not have liability under the MTCA. We appealed the Superior Court’s ruling and ten public and/or private entities, including DOE, filed or joined in amicus briefs in support of our position, arguing that DNR is liable as an owner or operator of the site. On December 28, 2016, The Washington State Court of Appeals (Division II) reversed the superior court’s summary judgment order, ruling that DNR is liable under MTCA as an owner or operator of the site. DNR has appealed this ruling to the Washington State Supreme Court. There can be no assurance that we will prevail in this matter or that we can reach an acceptable settlement with DNR. The recorded liability reflects the estimated cost of the entire project, without any contribution by DNR. Additionally, certain environmental laws allow state, federal, and tribal trustees (collectively, the Trustees) to bring suit against property owners to recover damages for injuries to natural resources (NRD). Like the liability that attaches to current property owners in the cleanup context, liability for natural resource damages can attach to a property owner simply because an injury to natural resources resulted from releases of hazardous substances on that owner’s property, regardless of culpability for the release. The Trustees are alleging that Pope Resources has NRD liability because of releases that occurred on its property. We have been in discussions with the Trustees regarding their claims, and the alleged conditions in Port Gamble Bay. We have also been discussing restoration alternatives that might address the damages the Trustees allege. Discussions with the Trustees may result in an obligation for us to fund NRD assessment and restoration activities that are greater than we have estimated. The outcome of this matter is too uncertain for us to determine the likelihood or potential amount of any such obligation at this time.

Management continues to monitor the Port Gamble cleanup processes closely. The $12.8 million remediation accrual as of December 31, 2016 represents our current estimate of the remaining cleanup cost and most likely outcome to various contingencies. These estimates are predicated upon a variety of factors, including the actual amount of the ultimate cleanup costs. The liability is based upon a number of estimates and judgments that are subject to change as the project progresses. There may be additional litigation costs if we cannot reach a settlement with DNR, and the outcome of any such litigation is uncertain. The filing of the CD limits our legal exposure for matters covered by the decree, but does not eliminate it entirely. DOE reserves the right to reopen the CD if new information regarding factors previously unknown to the agency requires further remedial action. While unlikely, a reopening of the CD may result in adverse financial impacts and may have the effect of distracting management and other key personnel from the day to day operation of our business. These factors, alone or in combination with other challenges, may have a material adverse effect upon our assets, income and operations.

We have increased our leverage in recent periods, which may give rise to additional risks that have not historically accompanied our operations. As discussed in the notes to the financial statements, we have recently increased the Partnership’s leverage and its borrowing capacity to expand our timberland holdings and invest in our Real Estate operations. The Partnership’s total outstanding debt was $73.4 million at December 31, 2016, of which $24.0 million bears interest at variable rates, with the balance at fixed rates. The increase in debt, particularly that portion that carries variable interest rates, exposes us to certain additional risks, including the possibility that we may face additional interest expense, particularly in an economic environment that includes rising interest rates, as are expected in the United States in coming periods. In addition, generally speaking, an increase in our indebtedness may limit our ability to defer timber harvests and potentially restricts our flexibility to take advantage of other investment opportunities that might otherwise benefit our business. In extreme cases, we could be placed in a position in which we default under one or more of our credit arrangements, which could require us to pledge additional portions of our timberland as collateral for our indebtedness or which might require us to take other actions or expose us to other remedies that could have a material adverse effect upon our assets, operations or business.

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

Our operations are geographically concentrated, and we may face greater impacts from localized events than would more geographically diverse timber companies. Because our operations are conducted exclusively west of the Cascade Mountains of the Pacific Northwest, between northern California and the Canadian border, regionalized events and conditions may have a more pronounced impact upon our operations than they might upon a more geographically diverse timber company. For example, disease and insect infestations tend to be local or regional in scope, and because our Fee Timber and Timberland Investment Management businesses are geographically concentrated, events of this nature may affect our operations more significantly than they might a similarly situated company whose operations are more widely dispersed. Similarly, because the vast majority of our Real Estate operations are limited to the Puget Sound region of Western Washington, regional impacts such as growth patterns, weather patterns and natural disasters, as well as socio-political events such as environmental and land use initiatives, may disproportionately affect that segment more significantly than a company whose operations are less concentrated.

Consolidation of sawmills in our geographic operating area may reduce competition among our customers, which could adversely affect our log prices. In the past we have experienced, and may continue to experience, consolidation of sawmills and other wood products manufacturing facilities in the Pacific Northwest. Because a portion of our cost of sales in our Fee Timber segment, which encompasses the Combined tree farms, consists of transportation costs for delivery of logs to domestic sawmills, it becomes increasingly expensive to transport logs over longer distances for sales in domestic markets. As a result, a reduction in the number of sawmills, or in the number of sawmill operators, may reduce competition for our logs, increase transportation costs, or both. These consolidations thus may have a material adverse impact upon our Fee Timber revenue or income and, as that segment has traditionally represented our largest business unit, upon our results of operation and financial condition as a whole. Any such material adverse impact on timber revenue and income as a result of regional mill consolidations will also indirectly affect our Timberland Investment Management segment in the context of raising capital for investment in Pacific Northwest-based timber funds.

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

We compete with a number of larger competitors that may be better able than we to absorb price fluctuations, may be able to expend greater resources on production, may have greater access to capital, and may operate more efficiently than we can. We compete against much larger companies in each of our business segments. We compete with these companies for management and line personnel, as well as for purchases of relatively scarce capital assets such as land and standing timber and for sales of our products. These larger competitors may have access to larger amounts of capital and significantly greater economies of scale, and they may be better able to absorb the risks inherent in our line of business. Moreover, the timber industry has experienced consolidation in recent years and, as that consolidation occurs, our relative market share decreases and the relative financial capacity of our competitors increases. While management believes the Partnership is at a competitive advantage over some of these companies because of our lack of vertical integration into forest products manufacturing, our advantageous tax structure, and management’s attempts to diversify our asset base, we cannot assure investors that competition will not have a material and adverse effect on our results of operations or our financial condition.

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

We may incur losses as a result of natural disasters that may occur, or that may be alleged to have occurred, on our properties. Forests are subject to a number of natural hazards, including damage by fire, severe windstorms, insects and disease, flooding and landslides. Changes in global climate conditions may intensify these natural hazards. Severe weather conditions and other natural disasters can also reduce the productivity of timberlands and disrupt the harvesting and delivery of forest products. While damage from natural causes is typically localized and would normally affect only a small portion of our timberlands at any one time, these hazards are unpredictable and losses might not be so limited. Consistent with the practices of other large timber companies, we do not maintain insurance against loss of standing timber on our timberlands due to natural disasters. However, we do carry fire insurance on a portion of our timberland portfolio.

We rely on experienced contract loggers and truckers who are at times in short supply and who may seek consistent work.  We rely on contract loggers and truckers for the production and transportation, respectively, of our products to customers. The pool of available contractors is limited and can result in an increase in harvest and haul costs as harvest volumes increase regionally. In addition, contractors may value continuity of work which influences contractor availability and the selection of contract bidders. A commitment to more continuous work could reduce our flexibility to time markets, affecting total returns.

Risks Relating to Ownership of Our Securities

We are controlled by our managing general partner. As a master limited partnership, substantially all of our day-to-day affairs are controlled by our managing general partner, Pope MGP, Inc. The board of directors of Pope MGP, Inc. serves as our board of directors, and by virtue of a stockholder agreement, each of the two controlling shareholders of Pope MGP, Inc. have the ability to designate one of our directors and jointly appoint two others, with the fifth board position taken by our chief executive officer, who serves as a director by virtue of his executive position. Unitholders may remove the managing general partner only in limited circumstances, including, among other things, a vote by the holders of a two-thirds majority of the “qualifying units,” which generally means the units that have been owned by their respective holders for at least five years prior to such vote. By virtue of the terms of our agreement of limited partnership, as amended, or “partnership agreement”, our managing general partner directly, and the general partner shareholders indirectly, have the ability to do the following: prevent or impede transactions that would result in a change of control of the Partnership; to prevent or, upon the approval of limited partners holding a majority of the units, to cause, the sale of the assets of the Partnership; and to cause the Partnership to take or refrain from taking certain other actions that one might otherwise perceive to be in the Partnership’s best interest. Under our partnership agreement, we are required to pay to Pope MGP, Inc. an annual management fee of $150,000, and to reimburse Pope MGP, Inc. for certain expenses incurred in managing our business.

We have a limited market capitalization and a relatively low historic trading volume, as a result of which the trading prices of our units may be more volatile than would an investment in a more liquid security. Our relatively small public float and our limited trading volume may, in some instances, make trading in our units more volatile, as a result of which our price may deviate more significantly, and opportunities to buy or sell our units may be more limited, than investors might experience with a more liquid market. This circumstance may be magnified during times of significant or prolonged selling pressure on our securities.

We benefit from certain tax treatment accorded to master limited partnerships, and if that status changes the holders of our units may realize less advantageous tax consequences. The Partnership is a Master Limited Partnership and is therefore not generally subject to U.S. federal income taxes. If a change in tax law (or interpretation of current tax law) caused the Partnership to become subject to income taxes, operating results would be adversely affected. We also have a handful of taxable subsidiaries. The estimation of income tax expense and preparation of income tax returns requires complex calculations and judgments. We believe the estimates and calculations used in this process are proper and reasonable and more likely than not would be sustained under examination by federal or state tax authorities; however if a federal or state taxing authority disagreed with the positions we have taken, a material change in provision for income taxes, net income, or cash flows could result.

Item 1B.         UNRESOLVED SECURITIES AND EXCHANGE COMMISSION COMMENTS

None

Item 2.    PROPERTIES

The following table reconciles acreage owned as of December 31, 2016 to acreage owned as of December 31, 2015. As noted previously, we own 20% of Fund II and 5% of Fund III.  This table includes the entire 94,000 acres of timberland owned by the Funds and also presents the acreage on a Look-through basis. Properties are typically transferred from the Fee Timber segment to the Real Estate segment at the point in time when the Real Estate segment takes over responsibility for managing the properties with the goal of maximizing the properties’ value upon disposition.

	Timberland Acres (in thousands) by Tree Farm
Description	2015	Acquisitions	Sales	Transfer	2016
Hood Canal tree farm (1)	69.1	0.8	(1.5)	—	68.4
Columbia tree farm (1)	41.8	8.2	—	—	50.0
Subtotal Partnership Timberland	110.9	9.0	(1.5)	—	118.4
Fund II tree farms (2)	37.2	—	(0.1)	—	37.1
Fund III tree farms (2)	56.8	—	(0.1)	—	56.7
Subtotal Funds’ Timberland	94.0	—	(0.2)	—	93.8
Total Fee Timber acres	204.9	9.0	(1.7)	—	212.2
Partnership share of Funds	10.4	—	—	—	10.4
Total Real Estate acres (see detail below)	2.5	—	(0.3)	—	2.2
Combined Look-through total acres	123.8	9.0	(1.8)	—	131.0

(1)
A subset of this property is used as collateral for the Partnership’s long-term debt, excluding debt of the Funds. The Hood Canal tree farm is located in northwestern Washington and the Columbia tree farm is located in western Washington.

(2)
A subset of these properties is used as collateral for the Funds’ long-term debt. Fund II’s tree farms are located in western Washington and northwestern Oregon. Fund III’s tree farms are located in southern Puget Sound and southwestern Washington, northwestern Oregon and northern California.

	Real Estate Acres Detail
Project Location	2015	Acquisitions	Sales	Transfer	2016
Bremerton	46				46
Gig Harbor	129		(48)		81
Hansville	149				149
Kingston - Arborwood	364		10		374
Port Gamble town and mill sites	130				130
Port Gamble Agrarian District	205				205
Port Ludlow	256				256
Poulsbo	2				2
Bainbridge Island	2				2
Other Rural Residential	1,232		(264)		968
Total	2,515	—	(302)	—	2,213

The following table provides dwelling unit (DU) per acre zoning for the Partnership’s owned timberland and development properties as of December 31, 2016 and land sold during 2016. The table does not include sales of development rights or small timberland sales from tree farm properties:

Current Real Estate Land Inventory by Zoning Category		2016 Sales from RE Portfolio
Zoning Designation	Acres	Acres	$/Acre	Total Sales (in thousands)
Urban zoning - residential	452	49	$311,163	$15,247
Historic Rural Town	114
Commercial/retail	21
Business park/industrial	22
1 DU per 5 acres	385
1 DU per 10 acres	33	120	5,458	655
1 DU per 20 acres	645	144	7,535	1,085
1 DU per 40 acres	38
1 DU per 80 acres	298
Agrarian District	205
Total	2,213	313	$54,272	$16,987

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

PART II

Item 5.            MARKET FOR REGISTRANT’S UNITS, RELATED SECURITY HOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Partnership’s equity securities are listed on NASDAQ and traded under the ticker symbol “POPE”. The following table sets forth the 2014 to 2016 quarterly ranges of low and high prices, respectively, for the Partnership’s units together with per unit distribution amounts by the period in which they were paid:

	High	Low	Closing	Distributions
Year Ended December 31, 2014
First Quarter	$70.50	$64.17	$66.99	$0.55
Second Quarter	70.26	63.94	67.00	0.65
Third Quarter	71.00	65.85	66.35	0.65
Fourth Quarter	68.25	62.35	63.63	0.65
Year Ended December 31, 2015
First Quarter	$65.21	$59.00	$63.46	$0.65
Second Quarter	70.05	62.50	68.46	0.65
Third Quarter	70.50	59.95	67.21	0.70
Fourth Quarter	68.72	58.15	64.07	0.70
Year Ended December 31, 2016
First Quarter	$68.77	$51.50	$60.48	$0.70
Second Quarter	70.06	57.15	64.20	0.70
Third Quarter	68.95	62.66	66.00	0.70
Fourth Quarter	67.95	63.90	66.32	0.70

Distributions

The Partnership has no directors. Instead, the board of directors of its managing general partner, Pope MGP, Inc. (the “Managing General Partner”), serves in that capacity. References to the “Board” or words of similar construction in this report are to the board of the Managing General Partner, acting in its management capacity with respect to the Partnership. All cash distributions are at the discretion of the Board of Directors. During 2016, the Partnership made four quarterly distributions of 70 cents per unit each, totaling $12.2 million in the aggregate. In 2015, the Partnership made two quarterly distribution of 65 cents per unit and two of 70 cents per unit totaling $11.7 million in the aggregate.

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

 Unitholders

As of January 31, 2017, there were 4,367,595 outstanding units, held by 214 holders of record. Units outstanding include 40,948 that are currently restricted from trading and that were granted to 23 holders of record who are either current or former management employees or members of the Board of Directors. The trading restriction for these units is removed as the units vest. These restricted units vest over four years, either ratably or 50% on the third anniversary of the grant date and the remaining 50% upon reaching the fourth anniversary.

Equity Compensation Plan Information

The Partnership maintains the Pope Resources 2005 Unit Incentive Plan, which authorizes the granting of nonqualified equity compensation in order to provide incentives to align the interests of management with those of unitholders. Pursuant to the plan, the Partnership issues restricted unit grants that vest over four years. As of December 31, 2016 there were 35,493 unvested and outstanding restricted units and 892,865 limited partnership units remained issuable under the plan. Additional information regarding equity compensation arrangements is set forth in Note 7 to Consolidated Financial Statements and Item 11 - Executive Compensation. Such information is incorporated herein by reference.

Performance Graph

The following graph shows a five-year comparison of cumulative total unitholder returns for the Partnership, the Standard and Poor’s 500 Index, the Standard and Poor’s Smallcap 600 Index, and the Long-Term Incentive Plan Peer Group for the five years ended December 31, 2016. The total unitholder return assumes $100 invested at the beginning of the period in the Partnership’s units, the Standard and Poor’s 500 Index, the Standard and Poor’s Smallcap 600 Index, and the current and prior Long-Term Incentive Plan Peer Groups. The graph assumes distributions are reinvested.

*$100 invested on 12/31/11 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
Copyright© 2017 Standard & Poor’s, a division of S&P Global. All rights reserved.

	12/31/11	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16
Pope Resources	100.00	133.88	165.98	163.51	196.25	185.85
S&P 500	100.00	116.00	153.58	174.60	178.29	198.18
S&P Smallcap 600	100.00	116.33	164.38	173.84	175.61	215.67
Prior Long-Term Incentive Plan Peer Group	100.00	137.53	146.04	159.02	156.82	155.73
Current Long-Term Incentive Plan Peer Group	100.00	137.76	146.62	159.87	138.86	157.25

Issuance of Unregistered Securities

The Partnership did not conduct any unregistered offering of its securities in 2014, 2015, or 2016.

Repurchase of Equity Securities

None

Item 6.            SELECTED FINANCIAL DATA

Actual Results. The financial information set forth below for each of the indicated years is derived from the Partnership’s audited consolidated financial statements. This information should be read in conjunction with the audited consolidated financial statements and related notes included with this report.

(In thousands, except per unit data)	Year Ended December 31,
Statement of operations data	2016	2015	2014	2013	2012
Revenue:
Fee Timber	$57,304	$52,164	$65,204	$56,035	$45,539
Timberland Investment Management	8	—	—	—	7
Real Estate	23,116	25,864	22,266	14,657	8,497
Total revenue	80,428	78,028	87,470	70,692	54,043
Operating income/(loss):
Fee Timber	16,926	12,961	44,289	16,168	11,853
Timberland Investment Management	(2,620)	(2,625)	(2,329)	(1,950)	(1,568)
Real Estate (1)	(3,609)	5,313	(2,720)	3,276	(11,099)
General & Administrative	(5,076)	(4,972)	(3,781)	(4,562)	(4,170)
Total operating income (loss)	5,621	10,677	35,459	12,932	(4,984)
Net income (loss) attributable to unitholders	$5,942	$10,943	$12,415	$13,135	$(4,709)
Earnings (loss) per unit – diluted	$1.35	$2.51	$2.82	$2.96	$(1.11)
Distributions per unit	$2.80	$2.70	$2.50	$2.00	$1.70
Balance sheet data
Total assets	$399,050	$370,056	$344,826	$310,908	$267,499
Long-term debt	130,410	84,651	89,730	75,690	43,835
Partners’ capital	59,133	64,548	64,216	69,445	64,223

(1)  Real Estate operating results in 2016, 2014, and 2012 included $7.7 million, $10.0 million, and $12.5 million, respectively, of environmental remediation charges.

Management uses cash available for distributions (CAD), a non-GAAP measure, as a meaningful indicator of liquidity and, as such, has provided this information in addition to the generally accepted accounting principles-based presentation of cash provided by operating activities. CAD is a measure of cash generated by the Partnership after expenditures for maintenance capital and including the Partnership’s share of cash generated by the Funds, based on its co-investment ownership interest percentage in each Fund. As such, CAD represents cash generated that is available to distribute to the Partnership’s unitholders, under the assumption that the Funds distribute the CAD they generate to their investors, including the Partnership. Because we control cash distributions from the Funds, we believe this assumption is accurate. Management considers this metric in evaluating capital allocation alternatives, including the distribution payout rate to unitholders. Management recognizes that there are varying methods of calculating cash flow and has provided the information below to give transparency to this particular metric’s calculation.

(In thousands)	Year Ended December 31,
Cash Available for Distribution (CAD):	2016	2015	2014	2013	2012
Cash provided by operations	$5,146	$20,170	$30,795	$17,949	$16,209
Less: Maintenance capital expenditures (1)	(1,973)	(2,549)	(2,335)	(2,230)	(1,987)
Less: Noncontrolling portion of Funds’ cash from operations (2)	(2,346)	(3,963)	(7,481)	(4,795)	(2,540)
Cash available for distribution (CAD)	$827	$13,658	$20,979	$10,924	$11,682
Other data
Timber acres owned/managed (thousands)	212	205	193	204	196
Fee timber harvested (MMBF) (3)	97	84	97	90	84

(1)	Capital expenditures from the cash flow statement, excluding timberland acquisitions less costs incurred to purchase and make leasehold improvements to the corporate building.

(2)
Share of Funds’ operating income (loss), interest, tax, amortization, depreciation, and depletion expense, gain or loss on sale of timberland, change in working capital accounts, maintenance capital expenditures, and cash from operations that are attributable to noncontrolling interests. That share is 80% in the case of Funds I and II and 95% in the case of Fund III.

(3)	Includes timber deed sales of 5.9 MMBF, 0.6 MMBF, 4.0 MMBF, 2.0 MMBF and 4.4 MMBF in 2016, 2015, 2014, 2013 and 2012, respectively.

The following table presents Fee Timber revenue, operating income, and harvest volume on a look-through basis for each year in the three-year period ended December 31, 2016. This depiction reflects an adjustment to these GAAP financial items to reflect our proportionate ownership of each of the Funds, which for GAAP purposes are consolidated into our financial statements.

	Revenue
(in millions) Year ended	Log Sale	Other Revenue	Total Fee Timber	Gain (loss) on Sale of Timberland	Operating Income	Harvest Volume (MMBF)	Timber Deed Sale Volume (MMBF)
Partnership	$33.8	$2.5	$36.3	$0.8	$15.5	57.1	0.6
Share of Funds	2.6	0.1	2.7	—	0.4	4.8	0.3
Look-through 2016	$36.4	$2.6	$39.0	$0.8	$15.9	61.9	0.9

Partnership	$30.9	$2.9	$33.8	$—	$14.4	47.1	—
Share of Funds	4.6	0.2	4.8	4.8	1.0	7.2	0.2
Look-through 2015	$35.5	$3.1	$38.6	$4.8	$15.4	54.3	0.2

Partnership	$30.7	$1.5	$32.2	$—	$14.1	48.5	—
Share of Funds	4.6	0.1	4.7	—	0.5	7.8	0.1
Look-through 2014	$35.3	$1.6	$36.9	$—	$14.6	56.3	0.1

The following table presents log volume sold by species on a look-through basis for each year in the three-year period ended December 31, 2016 as follows:

Volume (in MMBF)
		2016	% Total	2015	% Total	2014	% Total
Sawlogs	Douglas-fir	38.1	62%	28.7	60%	32.8	61%
	Whitewood	8.2	13%	5.1	11%	9.2	17%
	Pine	0.2	—%	0.2	—%	—	—%
	Cedar	2.6	4%	2.8	6%	1.7	3%
	Hardwoods	2.3	4%	2.6	5%	1.7	3%
Pulpwood	All Species	10.5	17%	8.7	18%	8.7	16%
	Total	61.9	100%	48.1	100%	54.1	100%

The following table presents log price realized by species on a look-through basis for each year in the three-year periods ended December 31, 2016 as follows:

		Fiscal Year
			∆ from 2015 to 2016			∆ from 2014 to 2015
		2016	$/MBF	%	2015	$/MBF	%	2014
Sawlogs	Douglas-fir	$471	$(155)	(25)%	$626	$(93)	(13)%	$719
	Whitewood	282	(172)	(38)%	454	(170)	(27)%	624
	Pine	172	—	—%	172	(371)	(68)%	543
	Cedar	1,547	111	8%	1,436	67	5%	1,369
	Hardwood	673	78	13%	595	(26)	(4)%	621
Pulpwood	All Species	275	(57)	(17)%	332	29	10%	303
Overall		465	(132)	(22)%	597	(56)	(9)%	653

The percentage of annual harvest volume by quarter on a look-through basis for each year in the three-year period ended December 31, 2016 was as follows:

Year ended	Q1	Q2	Q3	Q4
2016	17%	21%	20%	42%
2015	33%	18%	21%	28%
2014	32%	27%	20%	22%

Fee Timber cost of sales on a Look-through basis for each year in the three-year period ended December 31, 2016 is as follows, with the first table expressing these costs in total dollars and the second table expressing those costs that are driven by volume on a per MBF basis:

(in thousands)	Harvest, Haul and Tax	Depletion	Other	Total Fee Timber Cost of Sales	Harvest Volume (MMBF)	Timber Deed Sale Volume (MMBF)
Partnership tree farms	$11,875	$3,550	$72	$15,497	57.1	0.6
Share of Funds	1,148	910	3	2,061	4.8	0.3
Look-through 2016	$13,023	$4,460	$75	$17,558	61.9	0.9

Partnership tree farms	$9,143	$1,880	$852	$11,875	42.6	—
Share of Funds	1,390	944	92	2,426	5.6	—
Look-through 2015	$10,533	$2,824	$944	$14,301	48.2	—

Partnership tree farms	$10,992	$2,244	$1,161	$14,397	47.1	—
Share of Funds	1,918	1,347	30	3,295	7.0	0.2
Look-through 2014	$12,910	$3,591	$1,191	$17,692	54.1	0.2

(Amounts per MBF)	Harvest, Haul and Tax *	Depletion *
Partnership tree farms	$208	$62
Share of Funds	239	178
Look-through 2016	$210	$71

Partnership tree farms	$215	$44
Share of Funds	248	169
Look-through 2015	$219	$59

Partnership tree farms	$233	$48
Share of Funds	274	187
Look-through 2014	$239	$66

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

EXECUTIVE OVERVIEW

Pope Resources, A Delaware Limited Partnership (“we” or the “Partnership”), is engaged in three primary businesses. The first, and by far most significant segment in terms of owned assets and operations, is the Fee Timber segment. This segment includes timberlands owned directly by the Partnership and operations of the three private equity funds (“Fund I”, “Fund II”, and “Fund III”, collectively, the “Funds”). Fund I’s assets were sold in 2014 and the fund was fully unwound in 2015. When we refer to the timberland owned by the Partnership, we describe it as the Partnership’s tree farms. We refer to timberland owned by the Funds as the Funds’ tree farms. When referring collectively to the Partnership’s and Funds’ timberland we will refer to them as the Combined tree farms. Operations in this segment consist of growing timber to be harvested as logs for sale to export brokers and domestic manufacturers. The second most significant business segment in terms of total assets owned is the development and sale of real estate. Real Estate activities primarily take the form of securing permits, entitlements, and, in some cases, installing infrastructure for raw land development and then realizing that land’s value by selling larger parcels to buyers who will take the land further up the value chain by either selling homes to retail buyers or lots to developers of commercial property. Since these land projects span multiple years, the Real Estate segment may incur losses for multiple years while a project is developed, and will not recognize operating income until that project is sold. In addition, within this segment we sometimes negotiate and sell development rights in the form of conservation easements (CE’s) on Fee Timber properties which preclude future development. Our third business segment, which we refer to as Timberland Investment Management, is engaged in organizing and managing private equity timber funds using capital invested by third parties and the Partnership.

Our primary strategy for adding timberland acreage is centered on our private equity timber fund business model, although in some instances where not restricted by the Funds’ governing documents, we may acquire timberlands for the Partnership. As of December 31, 2016, we have assets under management in Fund II and Fund III totaling approximately $375 million based on the most recent appraisals. Through our 20% co-investment in Fund II and our 5% co-investment in Fund III, we have deployed $26 million of Partnership capital. Our co-investment affords us a share of the Funds’ operating cash flows while also allowing us to earn asset management and timberland management fees, as well as potential future incentive fees, based upon the overall success of each fund. We also believe that this strategy allows us to maintain more sophisticated expertise in timberland acquisition, valuation, and management on a more cost-effective basis than we could for the Partnership’s timberlands alone. We believe our co-investment strategy also enhances our credibility with existing and prospective Fund investors by demonstrating that we have both an operational and a financial commitment to the Funds’ success.

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

Our consolidated revenue in 2016, 2015, and 2014, on a percentage basis by segment, was as follows:

Segment	2016	2015	2014
Fee Timber	71%	67%	75%
Timberland Investment Management	—%	—%	—%
Real Estate	29%	33%	25%

Additional segment financial information is presented in Note 11 to the Partnership’s Consolidated Financial Statements included with this report.

Highlights for the quarter and year ended December 31, 2016

•
Harvest volume was 37.7 million board feet (MMBF) in Q4 2016 compared to 25.7 MMBF in Q4 2015, a 47% increase. These harvest volume figures do not include timber deed sales of 4.7 MMBF in Q4 2016. Harvest volume for the full year 2016 was 91.3 MMBF compared to 83.1 MMBF for 2015, a 10% increase. These full-year harvest volume figures do not include timber deed sales of 5.9 MMBF in 2016 and 0.6 MMBF in 2015. The harvest volume and log price realization metrics cited below also exclude these timber deed sales.

•
Average realized log price per thousand board feet (MBF) was $588 in Q4 2016 compared to $577 per MBF in Q4 2015, a 2% increase. For the full year 2016, the average realized log price was $580 per MBF compared to $584 per MBF for 2015, a nominal decrease.

•
As a percentage of total harvest, volume sold to domestic markets in Q4 2016 increased to 68% from 65% in Q4 2015, while the mix of volume sold to export markets decreased to 17% in Q4 2016 compared to 20% in Q4 2015. Pulpwood and hardwood volume were unchanged at 15% of log sales in both in Q4 2016 and Q4 2015. For the full year 2016, the relative percentages of volume sold to domestic and export markets were 66% and 17%, respectively, compared to 61% and 20%, respectively, in 2015. Pulpwood and hardwood log sales make up the balance of total year-to-date harvest volume.

•	In December 2016, we closed on sales of 127 single-family lots from our Harbor Hill project in Gig Harbor, Washington for a combined $14.3 million.

•
In December 2016, we closed on three conservation transactions: the sale of 1,356 acres of timberland to Kitsap County for $2.3 million, though we retained the right to harvest timber on that parcel for 25 years, a conservation easement on 1,497 acres to The Trust for Public Land for $2.1 million, and a sale of 159 acres of timberland to the Washington State Department of Natural Resources for $899,000.

•	We substantially completed the in-water portion of the environmental remediation at Port Gamble and recorded a $7.7 million increase to our environmental liability to reflect additional cleanup costs.

Outlook

In total, we expect our 2017 harvest and stumpage sale volume to be between 110 and 120 MMBF. We expect approximately 48% of this volume to come from the Partnership’s tree farms and 52% from the Funds’ tree farms. We will continue to monitor log markets and adjust our harvest levels as the year progresses.

The Puget Sound housing market remains strong and we anticipate additional residential and commercial lot sales from our Harbor Hill project in 2017, along with conservation-related land and easement sales.

RESULTS OF OPERATIONS

The following table reconciles net income attributable to Pope Resources’ unitholders for the years ended December 31, 2016 to 2015 and 2015 to 2014. In addition to the table’s numeric analysis, the explanatory text that follows describes many of these changes by business segment.

YEAR TO YEAR COMPARISONS
(in thousands)
	2016 vs. 2015	2015 vs. 2014
	Total	Total
Net income attributable to Pope Resources’ unitholders:
2016	$5,942
2015	10,943	$10,943
2014		12,415
Variance	$(5,001)	$(1,472)
Detail of earnings variance:
Fee Timber
Log volumes (A)	$4,789	$(6,538)
Log price realizations (B)	(365)	(4,737)
Gain on sale of timberland	2,098	(24,853)
Timber deed sales	1,557	(1,328)
Production costs	168	4,405
Depletion	(2,721)	2,292
Other Fee Timber	(1,561)	(569)
Timberland Investment Management	5	(296)
Real Estate
Land sales	1,073	(5,118)
Conservation easement sales	(2,231)	3,568
Environmental remediation	(7,700)	10,000
Other Real Estate	(64)	(417)
General and administrative costs	(104)	(1,191)
Net interest expense	(436)	(366)
Income taxes	(45)	777
Noncontrolling interest	536	22,899
Total variances	$(5,001)	$(1,472)

(A) Volume variance calculated by extending change in sales volume by the average log sales price for the comparison period.
(B) Price variance calculated by extending the change in average price realized by current period volume.

 Fee Timber

Fee Timber results include operations on 118,000 acres of timberland owned by the Partnership and 94,000 acres of timberland owned by the Funds as of December 31, 2016. Fee Timber revenue is earned primarily from the harvest and sale of logs from these timberlands which are located in western Washington, northwestern Oregon, and northern California. This revenue source is driven primarily by the volume of timber harvested and the average log price realized on the sale of that timber. Our harvest volume is based typically on manufactured log sales to domestic mills and log export brokers. We also occasionally sell rights to harvest timber (timber deed sale) from the Combined tree farms. The metrics used to calculate volumes sold and average price realized during the reporting periods exclude the timber deed sales, except where stated otherwise. Harvest volumes are generally expressed in million board feet (MMBF) increments while harvest revenue and related costs are generally expressed in terms of revenue or cost per thousand board feet (MBF).

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

Revenue and operating income for the Fee Timber segment for each year in the three-year period ended December 31, 2016, are as follows:

(in millions) Year ended	Log Sale Revenue	Other Revenue	Total Fee Timber Revenue	Gain (loss) on Sale of Timberland	Operating Income	Harvest Volume (MMBF)	Timber Deed Sale Volume (MMBF)
Partnership	$33.8	$2.5	$36.3	$0.8	$15.5	57.1	0.6
Funds	19.1	1.9	21.0	0.2	1.4	34.2	5.3
Total 2016	$52.9	$4.4	$57.3	$1.0	$16.9	91.3	5.9

Partnership	$26.2	$2.7	$28.9	$—	$11.7	42.6	—
Funds	22.4	0.9	23.3	(1.1)	1.3	40.5	0.6
Total 2015	$48.6	$3.6	$52.2	$(1.1)	$13.0	83.1	0.6

Partnership	$30.9	$2.9	$33.8	$—	$14.4	47.1	—
Funds	28.9	2.5	31.4	23.8	29.9	46.2	4.0
Total 2014	$59.8	$5.4	$65.2	$23.8	$44.3	93.3	4.0

Operating Income

Fiscal Year 2016 compared to 2015. Operating income increased by $3.9 million, or 30% in 2016 primarily as a result of a 16% increase in harvest and timber deed sale volume plus a $2.1 million favorable variance in timberland sales. In 2015, our results included a $1.1 million loss on sale of 858 acres from Fund III’s timberland, whereas our 2016 results include gains totaling $1.0 million on sales of 159 acres of Partnership timberland and 205 acres of Fund timberland. Contributing further to the rise in operating income was an $800,000 increase in Other Revenue. These favorable variances in operating income components were offset partially by a 1% decrease in average realized log prices, an 8% increase in cost of sales, and a $717,000 increase in operating expenses.

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

Revenue

Fiscal Year 2016 compared to 2015. Fee Timber revenue increased by $5.1 million, or 10%, in 2016, primarily from a $4.3 million, or 9%, increase in log sale revenue. Log sale revenue increased due to a 10% increase in harvest volume, which was offset partially by a 1% decrease in average realized log prices. We backloaded 44% of our 2016 harvest volume into the fourth quarter at prices that were 2% above Q4 2015 average prices. This raised our average log price up to nearly the same level we achieved in 2015. The volume increase in 2016 came primarily from the Partnership’s tree farms, where we harvested 3.6 MMBF during 2016 from the Q3 2016 acquisition of the Carbon River block of the Columbia tree farm as well as additional volume from recent small tract timberland purchases. Our realized log prices during 2016 were comparable to those achieved in 2015. Following the expiration of the Softwood Lumber Agreement between the United States and Canada in October 2015, Canada has been able to sell lumber duty-free into the United States. Combined with a weak Canadian currency, this led to a 23% increase in softwood lumber imports from Canada, according to the United States Census Bureau, compared to 2015. Other revenue increased $800,000 in 2016 due to the net result of a $1.6 million increase in timber deed sales and a $487,000 increase in sales from a variety of other forest products, offset partially by $1.4 million of commercial thinning sales in 2015 that had no counterpart in 2016.

Fiscal Year 2015 compared to 2014. Fee Timber revenue decreased by $13.0 million, or 20%, in 2015. The decrease is attributable to lower log sale revenue due to a 10.2 MMBF, or 11%, decrease in harvest volume, combined with a $57/MBF, or 9%, decrease in realized log prices. Domestic log markets were affected by unseasonably mild weather in the Pacific Northwest in early 2015, high log and lumber inventories, slower than expected recovery in the U.S. housing market, and uncertainty in log markets during the first three quarters of the year surrounding the October expiration of the Softwood Lumber Agreement between the U.S. and Canada. Export markets in 2015 were impacted negatively by a strong U.S. dollar and a construction slowdown in China that led to high log inventories at China’s ports. In contrast, log markets during the first half of 2014, particularly in the first quarter, were at a multi-year cyclical high during which time we sold a large portion of our 2014 volume. Strong demand from Asia, combined with a slowly strengthening domestic market as U.S. housing starts rose to a rate of 1 million units per year, drove the higher log prices in 2014. In addition, other revenue decreased by $1.8 million in 2015 compared to 2014 due primarily to a decrease in commercial thinning activity and timber deed sales.

Log Volume

In any given year or quarter, we may adjust harvest volume from our plan based on the prevailing price of timber and strength of market demand. Harvest volume is also subject to seasonality and weather conditions which may affect access to higher elevation stands. Log volume sold for each year in the three-year period ended December 31, 2016 was as follows, exclusive of the aforementioned timber deed sales:

Volume (in MMBF)
Sawlogs	2016	% Total	2015	% Total	2014	% Total
Douglas-fir	51.0	56%	40.0	48%	45.0	48%
Whitewood	19.2	22%	21.1	26%	28.6	31%
Pine	2.2	2%	2.5	3%	3.2	3%
Cedar	3.0	3%	3.3	4%	2.2	2%
Hardwoods	2.8	3%	3.6	4%	2.4	3%
Pulpwood
All Species	13.1	14%	12.6	15%	11.9	13%
Total	91.3	100%	83.1	100%	93.3	100%
Average Price/MBF	$580		$584		$641

Fiscal Year 2016 compared to 2015. Harvest volume increased 8.2 MMBF, or 10%, in 2016. The higher volume in 2016 was the result of a 14.5 MMBF increase in Partnership harvest volume, offset partially by a 6.3 MMBF decrease in Fund harvest volume. In addition to the delivered log volume displayed in the above table, we sold 5.9 MMBF of volume via timber deed sales in 2016 (5.3 MMBF from the Funds and 0.6 MMBF from the Partnership) compared to 0.6 MMBF from the Funds in 2015. Douglas-fir harvest volume, as a percentage of overall harvest, increased to 56% in 2016 from 48% in 2015. Conversely, whitewood harvest volume decreased to 22% in 2016 from 26% in 2015, with the minor species and pulpwood decreasing to 22% in 2016 from 26% in 2015. The overall shifts in species mix were the result of the increased share of relative harvest volume from the Partnership’s tree farms, which have a higher proportion of Douglas-fir relative to the Funds’ tree farms.

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

Log Prices

For each year in the three-year period ended December 31, 2016, the table below shows the average realized log price by species, as well as the dollar and percentage change in price from 2015 to 2016 and 2014 to 2015.

		Fiscal Year
			∆ from 2015 to 2016			∆ from 2014 to 2015
		2016	$/MBF	%	2015	$/MBF	%	2014
Sawlogs	Douglas-fir	$632	$9	1%	$623	$(94)	(13)%	$717
	Whitewood	529	(13)	(2)%	542	(95)	(15)%	637
	Pine	473	(59)	(11)%	532	16	3%	516
	Cedar	1,340	(38)	(3)%	1,378	118	9%	1,260
	Hardwood	587	(10)	(2)%	597	(13)	(2)%	610
Pulpwood	All Species	293	(38)	(11)%	331	39	13%	292
Overall		580	(4)	(1)%	584	(57)	(9)%	641

Overall realized log prices decreased 1% in 2016. Our overall average is influenced heavily by price movements for our two most prevalent species on the Combined tree farms, Douglas-fir and whitewood, and the relative mix of harvest volume between those two species. The weighted average price declined 6% in 2016 for whitewood, the minor species, and pulpwood. This was offset partially by the shift in species mix towards Douglas-fir in 2016, for which prices increased 1%. Pine prices declined 11% in 2016 from 2015 due to a large supply of pine logs produced from salvage logging operations in California following the severe 2015 fire season. Pulpwood prices declined 11% in 2016 due to a reduction in export demand for pulpwood and wood chips, as well as an increase in residual wood chips in the market resulting from a slow but steady increase in lumber production at sawmills. These factors combined to reduce the demand for pulpwood to produce chips.

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

 Customers

Annual harvest volume and average price paid for each year in the three-year period ended December 31, 2016 was as follows:

	2016			2015			2014
Destination	Volume	%	Price	Volume	%	Price	Volume	%	Price
Export brokers	15.4	17%	$641	16.7	20%	$631	30.4	32%	$735
Domestic mills	60.0	66%	627	50.2	61%	631	48.6	52%	670
Hardwood	2.8	3%	587	3.6	4%	597	2.4	3%	610
Pulpwood	13.1	14%	293	12.6	15%	331	11.9	13%	292
Total	91.3	100%	$584	83.1	100%	584	93.3	100%	641
Timber deed sales	5.9		301	0.6		389	4.0		392
Total	97.2			83.7			97.3

Fiscal Year 2016 compared to 2015. Volume sold to export brokers as a percentage of total harvest declined from 20% in 2015 to 17% in 2016, while volume sold to the domestic market increased from 61% in 2015 to 66% in 2016. This shift in customer mix resulted from higher demand from lumber mills as they increased production to keep pace with the continued gradual improvement in the U.S. housing market, while a relatively strong U.S. dollar has impacted the export market. The timber deed sales volume in 2016 was comprised of 5.3 MMBF from Fund III and 0.6 MMBF from the Partnership’s Hood Canal tree farm. The timber deed sales volume of 0.6 MMBF in 2015 occurred in the first quarter from Fund III’s Willapa tree farm.

Fiscal Year 2015 compared to 2014. Volume sold to export brokers as a percentage of total harvest declined from 32% in 2014 to 20% in 2015, with a commensurate increase in volume sold into the domestic market from 55% in 2014 to 65% in 2015, reflecting the weaker demand from the export market and a very narrow premium on export logs versus domestic logs. The timber deed sales volume of 0.6 MMBF in 2015 occurred in the first quarter and represented the conclusion of timber deed sale activity on Fund III’s Willapa tree farm that started in Q3 2014, as that tree farm transitioned to delivered log sales.

Cost of Sales

Fee Timber cost of sales, which consist predominantly of harvest, haul and depletion costs, vary primarily with harvest volume. Harvest costs are also affected by terrain, with steeper slopes requiring more expensive cable systems and a high labor component relative to more moderate slopes. Haul costs vary with the distance traveled from the logging site to the customer, and will also reflect the volatility of fuel costs. Because of the relatively recent acquisition dates of the Funds’ tree farms, the depletion rates associated with harvests from those properties are considerably higher than for harvests from the Partnership’s tree farms. Similarly, the acquisition of over 9,000 acres that we added to the Partnership’s tree farms in 2016 increased the depletion rate for the Partnership’s tree farms, though it is still well below the depletion rates for the Funds’ tree farms. Commercial thinning costs are a primary component of other cost of sales for 2015 and 2014 in the tables below.

Fee Timber cost of sales for each year in the three-year period ended December 31, 2016 is as follows, with the first table expressing these costs in total dollars and the second table expressing those costs that are driven by volume on a per MBF basis:

(in thousands)	Harvest, Haul and Tax	Depletion	Other	Total Fee Timber Cost of Sales	Harvest Volume (MMBF)	Timber Deed Sale Volume (MMBF)
Partnership tree farms	$11,875	$3,550	$72	$15,497	57.1	0.6
Funds’ tree farms	8,022	9,071	52	17,145	34.2	5.3
Total 2016	$19,897	$12,621	$124	$32,642	91.3	5.9
						—
Partnership tree farms	$9,143	$1,880	$852	$11,875	42.6	—
Funds’ tree farms	9,736	8,020	458	18,214	40.5	0.6
Total 2015	$18,879	$9,900	$1,310	$30,089	83.1	0.6

Partnership tree farms	$10,992	$2,244	$1,161	$14,397	47.1	—
Funds’ tree farms	11,839	9,948	602	22,389	46.2	4.0
Total 2014	$22,831	$12,192	$1,763	$36,786	93.3	4.0

(Amounts per MBF)	Harvest, Haul and Tax *	Depletion *
Partnership tree farms	$208	$62
Funds’ tree farms	235	230
Total 2016	$218	$130

Partnership tree farms	$215	$44
Funds’ tree farms	240	195
Total 2015	$227	$118

Partnership tree farms	$233	$48
Funds’ tree farms	256	198
Total 2014	$245	$125

* Timber deed sale volumes are excluded in the per MBF computation for harvest, haul and tax costs but included in the per MBF computation for depletion.

Fiscal Year 2016 compared to 2015.  Cost of sales increased $2.6 million, or 8%, in 2016 primarily due to the 16% increase in harvest volume (including timber deed sales) from 2015 to 2016 and a 10% increase in the combined depletion rate which was impacted by two factors. First, the Partnership’s pooled depletion rate was 39% higher in 2016 compared to 2015 due to the Q3 2016 acquisition of the Carbon River block of the Columbia tree farm. Partially offsetting this was a decrease in the Funds’ relative share of harvest volume (including timber deed sales) from 49% in 2015 to 41% in 2016. The Funds’ tree farms have higher depletion rates because they were purchased more recently at higher timberland valuations. Finally, the aforementioned net increases to cost of sales were offset partially by $1.2 million of costs associated with commercial thinning operations in 2015 that had no counterpart in 2016.

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

Fiscal Year 2016 compared to 2015. Fee Timber operating expenses increased $717,000, or 9%, from $8.0 million in 2015 to $8.7 million in 2016. All components of operating expenses contributed to the increase, with the largest portion attributable to a $376,000 rise in road expenses on the Partnership tree farms from the higher harvest volume during 2016.

Fiscal Year 2015 compared to 2014. Fee Timber operating expenses increased $140,000, or 2%, from $7.9 million in 2014 to $8.0 million in 2015. The largest portion of the increase is attributable to a rise in silviculture expenditures on both the Partnership’s and the Funds’ tree farms, as we increased our investments in pre-commercial thinning treatments in 2015. These increases were offset partially by a decline in road expenditures due to the decrease in harvest volume.

Timberland Investment Management (TIM)

Fund Distributions and Fees Paid to the Partnership

The Partnership received combined distributions from the Funds of $548,000, $2.2 million, and $13.3 million in 2016, 2015, and 2014, respectively. Fund distributions are paid from available Fund cash, generated primarily from the harvest and sale of timber after paying Fund expenses, management fees, and recurring capital costs. In addition, Fund distributions received by the Partnership during 2015 and 2014 included $1.8 million and $11.9 million, respectively, from Fund I generated by the sale of its two tree farms in the second half of 2014, a portion of which was deferred to 2015 because of customary post-closing holdbacks.

The Partnership earned investment and timberland management fees from the Funds which totaled $3.3 million, $2.2 million, and $3.3 million in 2016, 2015, and 2014, respectively. These fees are eliminated in the Partnership’s consolidated financial statements.

See Accounting Matters ~ Critical Accounting Policies and Estimates ~ Timber Fund Management Fees for more information on accounting for management fees paid by third-party investors.

Revenue and Operating Loss

The fees earned from managing the Funds include a fixed component related to invested capital and acres under management, and a variable component related to harvest volume from the Funds’ tree farms. As all fee revenue is eliminated in consolidation, operating losses consist almost entirely of operating expenses incurred by the TIM segment.

Revenue and operating loss for the TIM segment for each year in the three-year period ended December 31, 2016, were as follows:

	Year ended December 31,
(in millions, except acre and volume data)	2016	2015	2014
Revenue - internal	$3.3	$2.2	$3.3
Intersegment eliminations	(3.3)	(2.2)	(3.3)
Revenue - external	$—	$—	$—

Operating income - internal	$0.4	$(0.7)	$0.4
Intersegment eliminations	(3.0)	(1.9)	(2.7)
Operating loss - external	$(2.6)	$(2.6)	$(2.3)

Invested capital	$258	$259	$253
Acres under management	94,000	94,000	80,000
Harvest volume - Funds (MMBF) *	39.5	41.1	50.2
* Volume includes 5.3, 0.6 and 4.0 MMBF from timber deed sales in 2016, 2015 and 2014, respectively. In addition to these volumes, we harvested 1.2, and 1.8 MMBF from commercial thinning activity in 2015 and 2014, respectively

Fiscal Year 2016 compared to 2015. TIM generated management fee revenue of $3.3 million and $2.2 million from managing the Funds in 2016 and 2015, respectively. The increase in fees is attributable primarily to a Q4 2015 correction to asset management fees charged to the Funds in prior periods of $899,000, of which the Partnership’s portion was $120,000. Operating expenses were flat from 2015 to 2016.

Fiscal Year 2015 compared to 2014. TIM generated management fee revenue of $2.2 million and $3.3 million from managing the Funds in 2015 and 2014, respectively. The decrease in fees in 2015 is due primarily to a Q4 2015 correction to asset management fees charged to the Funds in prior periods of $899,000, of which the Partnership’s portion was $120,000. The Fund II correction was $498,000, covering the period from 2010 through Q3 2015, and the Fund III correction was $401,000, covering the period from 2012 through Q3 2015. The $779,000 attributable to outside investors was refunded in the fourth quarter of 2015.

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

Operating expenses incurred by the TIM segment totaled $2.6 million and $2.3 million in 2015 and 2014, respectively. The increase in operating expenses is attributable to growth in the Funds’ acres under management and consequently the opening of a timber field office in Oregon in December 2014, as well as increased costs associated with placing Fund III’s remaining capital, which culminated in the December 2015 acquisition of a 15,100-acre tree farm in the southern Puget Sound region of Washington.

Real Estate

Revenue and Operating Income

The Real Estate segment’s activities consist of investing in and later reselling improved properties, holding properties for later development and sale, and managing commercial properties. Revenue is generated primarily from the sale of land within our 2,200-acre portfolio, sales of development rights, known as conservation easements (CE’s), sales of tracts from the Partnership’s timberland portfolio, and residential and commercial rents from our Port Gamble and Poulsbo properties. The CE sales allow us to conduct forestry operations on timberland. The Partnership’s Real Estate holdings are located primarily in the Washington counties of Pierce, Kitsap, and Jefferson with sales of land for this segment typically falling into one of three general types:

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

Results from Real Estate operations are expected to vary significantly from year to year as we make multi-year investments in entitlements and infrastructure prior to selling entitled or developed land. Further, Real Estate results will vary as a result of adjustments to our environmental remediation liability related to Port Gamble. These adjustments are reflected in our Real Estate segment within operating expenses. Real Estate segment revenue and gross margin for each year in the three-year period ended December 31, 2016 consisted of the following components:

(in thousands except acres)						Per acre/lot *
Description	Revenue	Gross margin	Gross margin %	Units Sold		Revenue	Gross margin
Conservation land sales	$2,360	$2,152	91%	Acres:	1,356	$1,740	$1,587
Development rights (CE)	2,080	1,880	90%	Acres:	1,497	1,389	1,256
Gig Harbor residential	15,247	2,719	18%	Lots:	136	112,110	19,993
Unimproved land	1,784	1,503	84%	Acres:	264	6,758	5,693
Total land	21,471	8,254	38%
Rentals and other	1,645	324
2016 Total	$23,116	$8,578	37%

Conservation land sales	$2,504	$1,393	56%	Acres:	716	$3,497	$1,946
Development rights (CE)	4,311	4,311	100%	Acres:	3,392	1,271	1,271
Gig Harbor residential	13,701	3,006	22%	Lots:	119	115,134	25,261
Gig Harbor multi-family	4,096	609	15%	Acres:	18	227,556	33,833
Total land	24,612	9,319	38%
Rentals and other	1,252	30
2015 Total	$25,864	$9,349	36%

Conservation land sales	$6,960	$5,781	83%	Acres:	1,111	$6,265	$5,203
Development rights (CE)	743	743	100%	Acres:	2,878	258	258
Gig Harbor residential	13,171	4,295	33%	Lots:	133	99,030	32,293
Unimproved land	52	50	96%	Acres:	4	13,000	12,500
Total land	20,926	10,869	52%
Rentals and other	1,340	93
2014 Total	$22,266	$10,962	49%

* Lots represent residential single-family lots

Revenue

Land transactions. In the fourth quarter of 2016, we closed on a conservation land sale of 1,356 acres for $2.4 million. Under this sale, we retained the right to harvest timber for a period of 25 years. Also in the fourth quarter of 2016, we closed on a conservation easement sale covering 1,497 acres of timberland for $2.1 million. Over the course of the year, we closed on the sale of 136 single-family residential lots (nine in the first quarter and 127 in the fourth quarter) from our Harbor Hill project for $15.2 million and on sales of 267 acres of unimproved land for $1.8 million in the third quarter. We have post-closing obligations on some of the Harbor Hill closings and are recognizing revenue utilizing the percentage of completion method. The remaining revenue from these transactions, which we expect to recognize in the first half of 2017, is approximately $285,000.

In 2015, we closed on four conservation land sales, two in the first quarter and one in each of the second and fourth quarters, totaling $2.5 million for 716 acres. In the second quarter, we closed on a conservation easement sale covering 3,392 acres for $4.3 million. Over the course of the year, we closed on the sale of 119 single-family residential lots for $13.7 million and a multi-family residential parcel for $4.1 million from our Harbor Hill project. We had post-closing obligations on some of the Harbor Hill closings and recognized revenue utilizing the percentage of completion method. The remaining revenue from these transactions, which we recognized in the first quarter of 2016, was approximately $253,000.

In 2014, we closed on three conservation land sales, one in the first quarter for $4.6 million covering 535 acres and two in the fourth quarter for $2.4 million covering 576 acres. Part of one of the fourth quarter sales included a 2,878-acre conservation easement sale for $743,000. Over the course of 2014, we sold 133 residential lots from our Harbor Hill development for $13.2 million.

Rentals and other.  Rental and other activities in our Real Estate segment are much less volatile from year-to-year than land sales. The increase in rentals and other in 2016 is due primarily to the forfeiture of an earnest money deposit from our Harbor Hill project. The decrease from 2014 to 2015 is due primarily to the loss of the primary tenant of our commercial office building in Poulsbo, Washington in April 2015. We have taken over the basement floor of the building for our own operations, leased a portion of the first floor, and are seeking replacement tenants for the remaining first-floor space.

Cost of Sales

Real Estate cost of sales for each of the three years ended December 31, 2016, 2015, and 2014 was $14.6 million, $16.5 million, and $11.3 million, respectively, with these amounts comprised of land basis, legal, other closing costs, and costs incurred in the generation of rental revenue. Unlike fee simple sales which include land basis in cost of sales, CE sales typically have little or no cost basis as part of the transaction. The changes in cost of sales from year-to-year are driven directly by the volume and types of sales.

Operating Expenses

Real Estate operating expenses for each of the three years ended December 31, 2016, 2015, and 2014 were $12.1 million, $4.0 million, and $13.7 million, respectively. Excluding environmental remediation charges, described below, Real Estate operating expenses for each of the three years ended December 31, 2016, 2015, and 2014 were $4.4 million, $4.0 million, and $3.7 million, respectively. The increases in operating expenses increased from year-to-year are due to primarily to costs for long-term planning and development for properties where entitlements have not yet been obtained, as well as for legal and professional fees in connection with the negotiations and legal action discussed below with respect to the Washington Department of Natural Resources.

Environmental Remediation

The environmental remediation liability represents estimated costs to remediate and monitor certain areas in and around the townsite/millsite of Port Gamble, Washington. The history of that site is summarized at “Business – Real Estate – Environmental Remediation.” As noted in that summary, in December of 2013 a consent decree (CD) and Clean-up Action Plan (CAP) were finalized with the Washington State Department of Ecology (DOE) and filed with Kitsap County Superior Court. Pursuant to the CD and CAP, an engineering design report (EDR) was submitted to DOE in November 2014, followed by other supplemental materials establishing our proposed means for complying with the CAP, and we recorded a $10.0 million increase to our environmental remediation liability in December 2014. The EDR was finalized in the summer of 2015.

The required in-water remediation activity was completed in January 2017 and we recorded a $7.7 million increase to our liability at December 31, 2016 to reflect additional costs resulting primarily from four categories:

•
increased in-water remediation activity driven by the discovery of a significantly greater number of pilings to remove, volume of sediments to dredge and resulting increase in the amount of capping material to place,

•	estimated transportation and site preparation costs to permanently store the bulk of the dredged material at a different location than expected originally,

•	increased long-term monitoring costs, and

•	consulting and professional fees for natural resource damages.

In the fourth quarter of 2016, our contractor encountered subtidal areas containing a significantly greater number of pilings and a much higher volume of wood waste than we had anticipated. This resulted in both the total number of pilings and the volume of wood waste for the entire project to be over 50% greater than our original expectations. With respect to the pilings, most of these were buried in the mud at the bottom of Port Gamble Bay and thus were not detected until dredging operations were conducted in November 2016 through January 2017.

An additional factor for the increase in the liability was the decision reached in February 2017 to utilize property we own a short distance from the town of Port Gamble as the primary permanent location for the dredged sediments rather than leaving them on the millsite. This decision was influenced by a number of factors, such as:

•	the now much greater volume of material to be disposed of,

•	consideration of the risk of future contamination from this material if stored on the millsite given its proximity to Port Gamble Bay, and

•	the potential benefits of alternative uses of the millsite afforded by not storing the sediments there.

These factors (and others) pointed to our nearby property as a more viable permanent storage location for the material. By placing these materials on our nearby property, which is much less valuable than the waterfront millsite land, the cost of moving the material now may be offset to some degree by the economic value we expect to capture from the millsite in the future.

With the completion of the in-water portion of the project, and the new facts we have learned, we have reassessed our estimated long-term monitoring costs, taking in to account the higher volume of material and the new expected storage location, and determined that our earlier cost estimates were no longer sufficient to meet this new set of conditions. Another longer term factor was an update to our estimates for consulting and professional fees to address the natural resource damages claim associated with the project.

As noted above, the required dredging activity was completed in January 2017. The sediments now stockpiled on the millsite must remain there for a brief time to allow the saltwater in the sediments to rinse out. The stockpiles will then be tested to determine their level of contamination, which will ultimately determine whether a portion of the material must be relocated to a commercial landfill, and if so, how much of the material. To the extent that a greater volume of sediments than we have estimated must be relocated to a commercial landfill, we will incur additional costs. The array of testing will begin in the first quarter of 2017 and we expect to receive the testing results over the course of the second and third quarters.
In addition to the handling of the sediments, there will be a modest amount of cleanup activity on the millsite itself in 2018. The scope of this activity will be influenced by the results of testing to be conducted on the millsite following the removal of the dredged material and our liability includes an estimate of the costs for this activity.
Costs may still vary as the project progresses due to a number of factors, some of which are outlined as follows:

Handling of dredged material: As noted above, to the extent we must relocate more material to a commercial landfill than we have estimated, we will incur additional costs. In addition, we have not yet engaged a contractor to relocate the bulk of dredged material to our property near Port Gamble and the actual per unit cost for this work may differ from our current estimates.
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

Discussions with the Trustees may result in an obligation for us to fund NRD restoration activities and past assessment costs that are greater than we have estimated.

Unforeseen conditions: While the required in-water construction activity has been completed, there may be uncertainties with respect to the remaining cleanup on the millsite as the scope of this portion of the cleanup will be influenced by the results of testing to be conducted there following the removal of the sediments. Moreover, as we transition to the monitoring phase of the project, conditions may arise in the future that require us to incur costs to conduct additional cleanup activity. Likewise, we cannot accurately predict the impacts, if any, of potential NRD actions.
Should any future circumstances result in a change to the estimated cost of the project, we will record an appropriate adjustment to the liability in the period it becomes known and we can reasonably estimate the amount.

General & Administrative (G&A)

G&A expenses for 2016 and 2015 were $5.1 million and $5.0 million, respectively. G&A expenses were largely consistent from 2015 to 2016, with the current year increase due primarily to higher personnel costs and professional fees.

G&A expenses increased from $3.8 million in 2014 to $5.0 million in 2015.  The 2014 amounts were lower primarily due to reversals of incentive compensation accruals as a result of the second quarter 2014 departure of a former executive. Without these reversals, G&A expense for 2014 would have been $4.4 million. More broadly, the increases in G&A expense are related primarily to personnel costs for being fully staffed in 2015 relative to 2014.

Interest Income and Expense

(in thousands)	2016	2015	2014
Interest income	$11	$24	$25
Interest expense	(4,150)	(3,854)	(3,539)
Capitalized interest expense	733	860	910
Net interest expense	$(3,406)	$(2,970)	$(2,604)

The increases in interest expense are due to increasing debt balances for the Partnership, which borrowed $32.0 million to fund the acquisition of the Carbon River block of the Columbia tree farm in July 2016. The Partnership also borrowed $6.0 million on a new credit facility in the fourth quarter of 2016 and carried outstanding balances on its operating line of credit starting in the second quarter to fund expenditures for environmental remediation and development of residential lots in our Harbor Hill project until the lots were sold in December. The Partnership’s and Fund III’s debt arrangements with Northwest Farm Credit Services (NWFCS) include an annual rebate of a portion of interest expense paid in the prior year (patronage). This NWFCS patronage program is a feature common to most of this lender’s customer loan agreements. The patronage program reduced interest expense by $810,000, $478,000 and $395,000 in 2016, 2015, and 2014, respectively. The increase in the patronage rebate is due to the higher debt balances as well as a higher patronage rate in 2016.

Capitalized interest relates to our Harbor Hill project. The changes in capitalized interest from year-to-year are due to the reduction in basis from completed construction activity at Harbor Hill.

Income Taxes

We recorded income tax expense of $252,000, $207,000 and $984,000 in 2016, 2015 and 2014, respectively, based on taxable income or loss in taxable corporate subsidiaries.

Pope Resources is a limited partnership and is, therefore, not subject to income tax. Instead, most taxable income or loss is passed through and reported to unitholders each year on a Form K-1 for inclusion in each unitholder’s income tax return. Pope Resources does, however, have certain corporate subsidiaries that are subject to income tax. The corporate tax-paying entities are utilized for the Funds and certain activities of the Partnership.

Noncontrolling interests-ORM Timber Funds

Noncontrolling interests-ORM Timber Funds represented the portion of 2016, 2015, and 2014 net (income) losses of the Funds attributable to third-party owners of the Funds. The Funds’ timberlands carry a higher depletion cost than the

Partnership’s timberland and as a result often generate losses during the early years of the Fund life.  Included in these results are the management fees charged by ORM LLC to the Funds, interest and income taxes.  The portion of the loss or (income) attributable to these third-party investors is added back or deducted to determine “Net and comprehensive (income) loss attributable to unitholders” as follows:

(in thousands)
Noncontrolling interest-2016	Fund I *	Fund II	Fund III	Total
Management fees paid to ORM LLC	$—	$(1,200)	$(2,067)	$(3,267)
Forest operations	—	2,023	(619)	1,404
Fund operating income (loss) - internal	—	823	(2,686)	(1,863)
Interest expense	—	(1,087)	(1,169)	(2,256)
Income tax expense	—	(121)	(9)	(130)
Fund net loss - internal	—	(385)	(3,864)	(4,249)
Net loss attributed to noncontrolling interest	$—	$(307)	$(3,672)	$(3,979)

Noncontrolling interest-2015	Fund I	Fund II	Fund III	Total
Management fees paid to ORM LLC	$—	$(828)	$(1,402)	$(2,230)
Forest operations	(3)	1,812	(526)	1,283
Fund operating income (loss) - internal	(3)	984	(1,928)	(947)
Interest expense	—	(1,072)	(1,318)	(2,390)
Income tax expense	1	(139)	(188)	(326)
Fund net loss - internal	(2)	(227)	(3,434)	(3,663)
Net income (loss) attributed to noncontrolling interest	$1	$(181)	$(3,263)	$(3,443)

Noncontrolling interest-2014	Fund I	Fund II	Fund III	Total
Management fees paid to ORM LLC	$(562)	$(1,459)	$(1,282)	$(3,303)
Forest operations	23,756	4,409	1,774	29,939
Fund operating income - internal	23,194	2,950	492	26,636
Interest expense	(1)	(1,071)	(893)	(1,965)
Income tax (expense) benefit	12	(164)	(104)	(256)
Fund net income (loss) - internal	23,205	1,715	(505)	24,415
Net income (loss) attributed to noncontrolling interest	$18,564	$1,372	$(480)	$19,456

* Fund I’s assets were sold in the second half of 2014 and the fund was dissolved in 2015.

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

The Partnership’s debt consists of mortgage debt with fixed and variable interest rate tranches and an operating line of credit with Northwest Farm Credit Services (NWFCS). The mortgage debt at December 31, 2016 includes $56.8 million in term loans with NWFCS structured in six tranches that mature from 2017 through 2028 and is collateralized by portions of the Partnership’s timberland. In addition, our commercial office building in Poulsbo, Washington is collateral for a $2.6 million amortizing loan from NWFCS that matures in 2023. We also have available, through March 31, 2017, a $21.0 million facility with NWFCS that will mature in 2027. At December 31, 2016, $6.0 million was outstanding under this facility at a variable rate based on the one-month LIBOR rate plus 1.85%. Our $20.0 million operating line of credit matures in April 2020 and we had $8.0 million drawn as of December 31, 2016 with no amount outstanding as of December 31, 2015. The line of credit carries a variable interest rate that is based on the one-month LIBOR rate plus 1.5%.

These debt agreements contain covenants that are measured quarterly. Among the covenants measured is a requirement that the Partnership maintain an interest coverage ratio of 3:1 and not exceed a maximum debt-to-total-capitalization ratio of

30%, with total capitalization calculated using fair market (vs. carrying) value of timberland, roads and timber. The Partnership is in compliance with these covenants as of December 31, 2016 and expects to remain in compliance for at least the next twelve months.

Mortgage debt within our private equity funds is collateralized by Fund properties only. Fund II has a timberland mortgage comprised of two fixed-rate tranches totaling $25.0 million with MetLife Insurance Company. The tranches are non-amortizing and both mature in September 2020. The loans allow for, but do not require, annual principal payments of up to 10% of outstanding principal without incurring a make-whole premium.This mortgage is collateralized by a portion of Fund II’s timberland portfolio. Fund III has a timberland mortgage comprised of two fixed rate tranches totaling $32.4 million with NWFCS. The mortgage is collateralized by a portion of Fund III’s timberland, is non-amortizing with an $18.0 million tranche maturing in December 2023 and a $14.4 million tranche maturing in 2024. Fund III’s loan contains covenants, measured annually, that require Fund III to maintain a debt coverage ratio of 1:1. Fund III is in compliance with these covenants as of December 31, 2016 and expects to remain in compliance for at least the next twelve months.

The Partnership’s and Fund III’s debt arrangements with Northwest Farm Credit Services (NWFCS) include an annual rebate of a portion of interest expense paid in the prior year (patronage). The weighted average interest rates on debt for the Partnership and Funds were as follows at December 31, 2016:

	Weighted Average Interest Rate
	Gross	Net After Patronage

Partnership debt	4.17%	3.30%
Funds debt	4.58%	4.02%
Combined	4.35%	3.62%

The change in cash flows from 2016 to 2015 and 2015 to 2014, respectively, is broken down in the following table:

(in thousands)	2016	Change	2015	Change	2014
Cash provided by operations	$5,146	$(15,024)	$20,170	$(10,625)	$30,795
Investing activities
Purchase of short-term investments	—	—	—	4,000	(4,000)
Maturity of short-term investments	—	(1,000)	1,000	(2,000)	3,000
Proceeds from sale of fixed assets	(1,973)	576	(2,549)	(214)	(2,335)
Capital expenditures	25	25	—	(37)	37
Proceeds from sale of timberland	1,603	602	1,001	(67,875)	68,876
Acquisition of timberland - Partnership	(39,796)	(34,792)	(5,004)	(3,178)	(1,826)
Acquisition of timberland - Funds	—	50,556	(50,556)	21,469	(72,025)
Cash used in investing activities	(40,141)	15,967	(56,108)	(47,835)	(8,273)
Financing activities
Line of credit borrowings	23,326	23,326	—	—	—
Line of credit repayments	(15,326)	(15,326)	—	—	—
Repayment of long term debt	(114)	4,995	(5,109)	(5,000)	(109)
Proceeds from issuance of long-term debt	38,000	38,000	—	(14,400)	14,400
Debt issuance costs	(176)	(156)	(20)	2	(22)
Unit repurchases	—	—	—	7,363	(7,363)
Payroll taxes paid on unit net settlements	(152)	(45)	(107)	89	(196)
Excess tax benefit from equity-based compensation	53	41	12	(73)	85
Cash distributions to unitholders	(12,177)	(469)	(11,708)	(671)	(11,037)
Cash distributions - ORM Timber Funds, net of distributions to Partnership	(5,208)	4,227	(9,435)	46,622	(56,057)
Capital call - ORM Timber Funds, net of Partnership contribution	—	(47,983)	47,983	(6,737)	54,720
Preferred stock issuance - ORM Timber Funds	—	—	—	(125)	125
Cash provided by (used in) financing activities	28,226	6,610	21,616	27,070	(5,454)
Net increase (decrease) in cash and cash equivalents	$(6,769)	$7,553	$(14,322)	$(31,390)	$17,068

Operating cash activities. The decrease in cash provided by operating activities of $15.0 million from 2015 to 2016 resulted primarily from a $6.8 million increase in environmental remediation expenditures and a $4.9 million increase in real estate project expenditures. In addition, $5.1 million of sale proceeds for Real Estate sales that closed on the last business day of 2016 had not yet been received from escrow at December 31, 2016. These factors were offset partially by a 10% increase in timber harvest volume in 2016.

The decrease in cash provided by operating activities of $10.6 million from 2014 to 2015 resulted primarily from the 9% decrease in log prices and 11% decrease in timber harvest volume, a $4.1 million increase in real estate project expenditures, and a $3.3 million increase in environmental remediation expenditures as cleanup activities began in late September 2015.

Investing cash activities. The $16.0 million decrease in cash used in investing activities from 2015 to 2016 was due primarily to sales and acquisitions of timberland by the Partnership and Funds.

The $47.8 million increase in cash used in investing activities from 2014 to 2015 was due primarily to sales and acquisitions of timberland by the Partnership and Funds.

Financing activities. The $6.6 million increase in cash from financing activities from 2015 to 2016 resulted primarily from a $51.0 million increase in net borrowings on credit facilities in 2016 and a $3.8 million net decrease in distributions, offset by the $48.0 million capital call for Fund III in 2015 that had no counterpart in 2016. The proceeds from borrowings in 2016 were used primarily to fund the acquisition of timberland, environmental remediation expenditures and development of residential lots in our Harbor Hill project. The decrease in net distributions for 2016 was due to 2015 including the final distribution to Fund I’s investors upon that fund’s dissolution, offset partially by an increase in distributions to Pope Resources’ unitholders.

The $27.1 million change in cash from financing activities from 2014 to 2015 resulted primarily from the $46.6 million decrease in Fund distributions. The bulk of the proceeds from the sale of Fund I’s two tree farms were distributed to its investors in 2014, so distributions in 2015 were much lower by comparison. This decline in Fund distributions was offset partially by Fund III’s $14.4 million borrowing for the acquisition of timberland, a $6.7 million decrease in capital calls by Fund III in 2015 compared to 2014 for the acquisition of timberland, and the Partnership’s $5.0 million repayment of long-term debt on its maturity in 2015.

Expected Future Changes to Cash Flows

Operating activities. We expect total annual log harvest and stumpage sale volume of approximately 110 - 120 MMBF for 2017, though changing log markets could cause us to deviate from this projection as the year unfolds.

Based on budget plans, we currently expect our Real Estate 2017 capital expenditures to total $10.9 million in 2017, with $5.5 million for building out lots for sale from our Harbor Hill project, $2.0 million for a new wastewater treatment plant for the town of Port Gamble, and $3.4 million for other projects.

Investing activities. We have budgeted $3.1 million of capital expenditures for 2017, excluding any potential timberland acquisitions. These expenditures are comprised primarily of reforestation and mainline road construction costs on the Combined tree farms to support future harvest operations.

Financing activities. Management is currently projecting that cash on hand, cash generated from operating activities, and financing available from our existing credit facilities will be sufficient to meet our needs for the coming year. To date, the Partnership’s strong financial position has enabled fairly easy access to credit at reasonable terms when needed.

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

The percentage of annual harvest volume, excluding timber deed sales, by quarter for each year in the three-year period ended December 31, 2016 was as follows:

Year ended	Q1	Q2	Q3	Q4
2016	17%	23%	19%	41%
2015	30%	18%	21%	31%
2014	32%	28%	20%	20%

Timberland Investment Management. Management revenue generated by this segment consists of asset and timberland management fees. These fees, which relate primarily to our activities on behalf of the Funds and are eliminated in consolidation, vary based upon the amount of invested capital, the number of acres owned by the Funds, and the volume of timber harvested from properties owned by the Funds and are not expected to be significantly seasonal.

Real Estate. While Real Estate results are not normally seasonal, the nature of the activities in this segment will likely result in periodic large transactions that will have significant positive impacts on both revenue and operating income of the Partnership in periods in which these transactions close, and much lower revenue and income (or losses) in other periods. While the variability of these results is not primarily a function of seasonal weather patterns, we do expect to see some seasonal fluctuations in this segment because of the general effects of weather on development activities in the Pacific Northwest.

Contractual Obligations, Commercial Commitments and Contingencies

Our commitments at December 31, 2016 consist of operating leases, and other obligations entered into in the normal course of business.

(in thousands)	Payments Due By Period /Commitment Expiration Date
Obligation or Commitment	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Total debt	$130,758	$5,119	$10,051	$33,270	$82,318
Operating leases	235	174	55	6	—
Interest on debt	36,381	5,562	9,679	7,464	13,676
Environmental remediation	12,770	8,650	1,730	988	1,402
Other long-term obligations	151	25	50	50	26
Total contractual obligations or commitments	$180,295	$19,530	$21,565	$41,778	$97,422

Environmental remediation represents our estimate of potential liability associated with environmental contamination at Port Gamble. Other long-term obligations consist of a $126,000 liability for a supplemental employment retirement plan.

The impact of inflation on our consolidated financial condition and consolidated results of operations for each of the periods presented was not material.

Off-Balance Sheet Arrangements

The Partnership is not a party to any material off-balance sheet arrangements other than the operating leases disclosed above and does not hold any variable interests in unconsolidated entities.

Capital Expenditures and Commitments

Projected capital expenditures in 2017 are $14.0 million, of which $5.5 million relates to our Harbor Hill project, $2.0 million for a new wastewater treatment plant for the town of Port Gamble, $3.4 million for other Real Estate development projects, and $3.1 million for reforestation and mainline road construction costs on the Combined tree farms to support future harvest operations. These expenditures could be increased or decreased as a consequence of future economic conditions. Projected capital expenditures are subject to permitting timetables and progress towards closing on specific land sale transactions. See “Business - Government Regulation” and “Risk Factors -- We are subject to statutory and regulatory restrictions that currently limit, and may increasingly limit, our ability to generate income,” above.

Government Regulation

Compliance with laws, regulations, and demands usually involves capital expenditures as well as operating costs. We cannot reasonably quantify future amounts of capital expenditures required to comply with laws, regulations, and demands, or the effects on operating costs, because in some instances compliance standards have not been developed or have not become final or definitive. Accordingly, at this time we have not included herein a quantification of future capital requirements to comply with any new regulations being developed by United States regulatory agencies.

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

ACCOUNTING MATTERS

Accounting Standards Not Yet Implemented

On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective on January 1, 2018.  Early application is not permitted. The standard permits the use of either the retrospective or cumulative effect transition method. The Partnership will adopt this standard using the cumulative effect transition method applied to uncompleted contracts as of the date of adoption. Under this method, the cumulative effect of initially applying the standard is recorded as an adjustment to partners’ capital. This new standard may have the impact of delaying the recognition of a portion of revenue from those Real Estate sales for which we have post-closing obligations.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires substantially all leases to be reflected on the balance sheet as a liability and a right-of-use asset. The ASU will replace existing lease accounting guidance in U.S. GAAP when it becomes effective on January 1, 2019, though early application is permitted. The standard will be applied on a modified retrospective basis in which certain optional practical expedients may be applied. Due to the Partnership’s limited leasing activity, we do not expect the effect of this standard to be material to our ongoing financial reporting.

In March 2016, FASB issued ASU 2016-09, which simplifies several aspects of accounting for share-based payment transactions, including income tax consequences, award classification, cash flows reporting, and forfeiture rate application. Specifically, the update requires all excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the income statement with a cumulative-effect adjustment to equity as of the beginning of the period of adoption. The update allows excess tax benefits to be classified along with other income tax cash flows as an operating activity on the statement of cash flows. When accruing compensation cost, an entity can make an entity-wide accounting policy election to either estimate the number of awards expected to vest or to account for forfeitures as they occur with a cumulative-effect adjustment to equity as of the beginning of the period of adoption. The update requires cash paid by an employer when directly withholding shares for tax-withholding purposes to be classified as a financing activity on the statement of cash flows, applied retrospectively. This guidance is effective for fiscal years beginning after December 15, 2016. We will adopt the standard effective January 1, 2017 and do not expect it to have a material impact on our consolidated financial statements.

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

To calculate the depletion rate, the Partnership uses a combined pool as the Partnership’s timberlands are managed as one unit and the characteristics of the individual tree farms are substantially similar to one another. Depletion rate calculations on Funds timberlands are made on a tree farm specific basis as each tree farm is managed individually and they tend to have a more diverse set of characteristics.

Timber inventory volumes include only timber whose eventual harvest is not constrained by the applicable state and federal regulatory limits on timber harvests as applied to the Partnership’s properties. Timber inventory volume is accounted for by periodic statistical sampling of the harvestable timbered acres. Since timber stands can be very heterogeneous, the accuracy of the statistical sampling, known as a “timber cruise” or “cruising,” of a timber stand can vary. The inventory system is designed in such a way that the accuracy of the whole is very reliable while any subset, or individual timber stand, will have a wider range of accuracy.

The standing inventory system is subject to three processes each quarter to monitor and maintain accuracy. The first is the cruise update process, the second is a comparison of the volume actually extracted by harvest to the inventory in the standing inventory system at the time of the harvest (otherwise known as “cutout analysis”), and the third is necessary adjustments to productive acres based on actual acres harvested. The portion of productive acres of timber stands on the Combined tree farms that are physically measured or re-measured each by cruising is such that generally no “cruise” for stands with actual volume is ever more than seven years old. Specific acres are first selected for cruising with a bias towards those acres that have gone the longest without a cruise and, second, with a bias towards those acres that have been growing the longest. Only stands older than 20 years are selected as subject to a cruise and, as the cruise is being performed, only those trees with a breast height diameter (approximately 4.5 feet from the ground) of at least 5.6 inches are measured for inclusion in the inventory. For younger stands, all trees are tallied during the cruise process so that growth models can accurately predict how future stands will develop. The cutout analysis compares the total inventory for a stand which was grown annually using systems designed to predict future yields to actual harvest volumes. Due to the nature of statistical sampling, the results of the quarterly cutout analysis is meaningful only in the context of accumulated results over several years for a whole tree farm, and not in the context of a single harvest unit. Minor adjustments both up and down to productive acres are made quarterly after foresters and managers accurately map those harvested acres in the Geographic Information System (GIS). These adjusted acres are linked to the inventory system and are used to drive the future available volume. A hypothetical 5% change in estimated timber inventory volume would have changed 2016 depletion expense by approximately $600,000.

Environmental remediation. The Partnership has an accrual for estimated environmental remediation costs of $12.8 million and $16.8 million as of December 31, 2016 and 2015, respectively. The environmental remediation liability represents estimated payments to be made to monitor and remedy certain areas in and around the Port Gamble Bay. Additional information about the Port Gamble site is presented in “Business – Real Estate – Environmental Remediation” above. Additional information about the liability is presented in “Management’s Discussion and Analysis – Real Estate.”

In the second quarter of 2015, as a result of conducting a bidding process and engaging a contractor to perform the remediation work, we transitioned to estimating the liability based on amounts included in construction contracts or estimates of constructions costs and estimates for construction contingencies, project management and other professional fees. In prior periods, we evaluated our environmental remediation liabilities using a combination of methods, but most significantly using a “Monte Carlo” statistical simulation model for the Port Gamble project. This model took into account the estimated likelihood of a range of potential outcomes, coupled with the estimated cost associated with those outcomes. The model then produced a range of possible outcomes corresponding to a two standard deviation range from the mean. We supplemented this analysis with a forecast of costs using our best estimate of the most likely design scenarios for the various elements of the project.

As described in “Management’s Discussion and Analysis – Real Estate,” there are still a number of factors that could result in changes to the total project cost and, in turn, further adjustment to the liability.

Property development costs. The Partnership develops master planned communities and other real estate projects. Costs of development, including interest, are capitalized for these projects and allocated to individual lots based upon their relative pre-construction fair value. This allocation of basis supports, in turn, the computation of those amounts reported as a current vs. long-term asset based on our expectation of when the sales will occur (“Land Held for Sale” and “Land Held for Development”, respectively). As lot sales occur, the allocation of these costs becomes part of cost of sales attributed to individual lot sales.

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

Consolidation of ORM Timber Fund I, LP (Fund I), ORM Timber Fund II, Inc. (Fund II), and ORM Timber Fund III (REIT) Inc. (Fund III). Olympic Resource Management LLC (ORMLLC), a subsidiary of the Partnership, owns 1% of each of the funds, was the general partner of Fund I, and is manager of Funds II and III. Fund I sold its assets in 2014 and was dissolved in 2015. The Partnership owns 19% of Fund II and 4% of Fund III.  Third-party investors do not have the right to dissolve these Funds or otherwise remove the general partner/manager without cause or a super-majority vote of the third-party investors, nor do they have substantive participating rights in major decisions of the Funds. The Funds are considered variable interest entities because their organizational and governance structures are the functional equivalent of a limited partnership. As the general partner or managing member of the Funds, the Partnership is the primary beneficiary of the Funds as it has the authority to direct the activities that most significantly impact their economic performance, as well as the right to receive benefits and obligation to absorb losses that could potentially be significant to the Funds. Accordingly, the Funds are consolidated into the Partnership’s financial statements.

Timber Fund Management Fees.  The Partnership’s wholly owned subsidiary, ORMLLC, earns management fees related to managing the Funds. As a result, the Partnership’s financial statements, excluding the Funds, include 100% of these management fees as revenue. The stand-alone financial statements for the Funds include 100% of these management fees as expenses. The dollar amounts are the same, allowing for elimination of these two amounts in consolidation, and initially, no income impact in consolidation. However, Fund I was 80% owned by third-party investors, and Fund II and Fund III are 80% and 95% owned, respectively, by third-party investors. As a result, 80% and 95% of these management fees are paid by these third-party investors, respectively. The management fees paid by third-party investors flows to the Partnership’s Statement of Operations as a component of the caption “Net (income) loss attributable to noncontrolling interest-ORM Timber Funds,” effectively bringing management fees paid by third-party investors back into consolidated income of the Partnership as described in Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Timberland Management” and “—Noncontrolling Interests-ORM Timber Funds”.

Incentive Compensation. The Human Resources Committee adopted the current incentive compensation program in 2010. The program has two components – the Performance Restricted Unit (“PRU”) plan and the Long-Term Incentive Plan (“LTIP”). Both components have a long-term emphasis, with the PRU plan focused on annual decision making, and the LTIP focused on 3-year performance of the Partnership’s publicly traded units relative to a group of peer companies. Compensation expense relating to the equity component of the PRU is recognized over the four-year future service period beginning with the date of grant.

Item 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

At December 31, 2016, we had $106.8 million of fixed-rate debt outstanding with a fair value of approximately $111.0 million based on the current interest rates for similar financial instruments. A change in the interest rate on fixed-rate debt will affect the fair value of the debt, whereas a change in the interest rate on variable-rate debt will affect interest expense and cash flows. A hypothetical 1% change in prevailing interest rates would change the fair value of our fixed-rate long-term debt obligations by $3.6 million and result in a $240,000 change in annual interest expense from our variable-rate debt.
.

Item 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

POPE RESOURCES

A DELAWARE LIMITED PARTNERSHIP

YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Unitholders
Pope Resources, A Delaware Limited Partnership:

We have audited the accompanying consolidated balance sheets of Pope Resources, A Delaware Limited Partnership (the Partnership), and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2016. These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Pope Resources, A Delaware Limited Partnership, and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Pope Resources’, a Delaware Limited Partnership, internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 1, 2017 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

/s/ KPMG LLP

Seattle, Washington
March 1, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Unitholders
Pope Resources, A Delaware Limited Partnership:

We have audited Pope Resources’, A Delaware Limited Partnership (the Partnership), internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Pope Resources’, A Delaware Limited Partnership, management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Management’s Report on Internal Control Over Financial Reporting”. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

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

In our opinion, Pope Resources, A Delaware Limited Partnership, maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Pope Resources, A Delaware Limited Partnership, and subsidiaries as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2016, and our report dated March 1, 2017, expressed an unqualified opinion on those consolidated financial statements.

/s/ KPMG LLP

Seattle, Washington
March 1, 2017

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2016 AND 2015
(IN THOUSANDS)

ASSETS	2016	2015
Current assets
Partnership cash and cash equivalents	$1,871	$6,310
ORM Timber Funds cash and cash equivalents	1,066	3,396
Cash and cash equivalents	2,937	9,706
Accounts receivable, net	4,381	3,238
Land and timber held for sale	20,503	3,642
Prepaid expenses and other	4,385	810
Total current assets	32,206	17,396
Properties and equipment, at cost
Timber and roads, net of accumulated depletion
(2016 - $110,533; 2015 - $103,378)	279,793	266,104
Timberland	54,369	53,879
Land held for development	24,390	25,653
Buildings and equipment, net of accumulated
depreciation (2016 - $7,713; 2015 - $7,251)	5,628	6,024
Total properties and equipment, at cost	364,180	351,660
Other assets
Contracts receivable, net of current portion, and other assets	2,664	1,000
Total assets	$399,050	$370,056

LIABILITIES, PARTNERS’ CAPITAL AND NONCONTROLLING INTERESTS
Current liabilities
Accounts payable	$2,620	$1,384
Accrued liabilities	3,843	3,442
Current portion of long-term debt	5,119	114
Deferred revenue	418	278
Current portion of environmental remediation liability	8,650	11,200
Other current liabilities	398	322
Total current liabilities	21,048	16,740
Long-term debt, net of unamortized debt issuance costs and current portion	125,291	84,537
Environmental remediation and other long-term liabilities	4,247	5,713
Commitments and contingencies
Partners’ capital
General partners' capital (units issued and outstanding 2016 - 60; 2015 - 60)	934	1,009
Limited partners' capital (units issued and outstanding 2016 - 4,255; 2015 - 4,240)	58,199	63,539
Noncontrolling interests	189,331	198,518
Total partners’ capital and noncontrolling interests	248,464	263,066
Total liabilities, partners’ capital, and noncontrolling interests	$399,050	$370,056

See accompanying notes to consolidated financial statements.

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014
(IN THOUSANDS, EXCEPT PER UNIT INFORMATION)

	2016	2015	2014
Revenue
Fee Timber	$57,304	$52,164	$65,204
Timberland Investment Management	8	—	—
Real Estate	23,116	25,864	22,266
Total revenue	80,428	78,028	87,470
Costs and expenses
Cost of sales
Fee Timber	(32,642)	(30,089)	(36,786)
Real Estate	(14,631)	(16,515)	(11,304)
Total cost of sales	(47,273)	(46,604)	(48,090)
Operating expenses
Fee Timber	(8,731)	(8,011)	(7,879)
Timberland Investment Management	(2,628)	(2,625)	(2,329)
Real Estate	(4,394)	(4,036)	(3,682)
Environmental remediation (Real Estate)	(7,700)	—	(10,000)
General & Administrative	(5,076)	(4,972)	(3,781)
Total operating expenses	(28,529)	(19,644)	(27,671)
Gain (loss) on sale of timberland (Fee Timber)	995	(1,103)	23,750
Operating income (loss)
Fee Timber	16,926	12,961	44,289
Timberland Investment Management	(2,620)	(2,625)	(2,329)
Real Estate	(3,609)	5,313	(2,720)
General & Administrative	(5,076)	(4,972)	(3,781)
Total operating income	5,621	10,677	35,459
Other income (expense)
Interest expense	(4,150)	(3,854)	(3,539)
Interest capitalized to development projects	733	860	910
Interest income	11	24	25
Total other expense	(3,406)	(2,970)	(2,604)
Income before income taxes	2,215	7,707	32,855
Income tax expense	(252)	(207)	(984)
Net and comprehensive income	1,963	7,500	31,871
Net and comprehensive (income) loss attributable to noncontrolling interests-ORM Timber Funds	3,979	3,443	(19,456)
Net and comprehensive income attributable to unitholders	$5,942	$10,943	$12,415
Allocable to general partners	$83	$153	$171
Allocable to limited partners	5,859	10,790	12,244
Net and comprehensive income attributable to unitholders	$5,942	$10,943	$12,415
Basic and diluted earnings per unit attributable to unitholders	$1.35	$2.51	$2.82
Distributions per unit	$2.80	$2.70	$2.50

See accompanying notes to consolidated financial statements.

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014
(IN THOUSANDS)

	Attributable to Pope Resources
	General Partners	Limited Partners	Noncontrolling Interests	Total
December 31, 2013	$974	$68,471	$145,169	$214,614
Net income	171	12,244	19,456	31,871
Cash distributions	(152)	(10,885)	(56,057)	(67,094)
Capital call	—	—	125	125
Equity-based compensation	12	855	—	867
Indirect repurchase of units for minimum tax withholding	(3)	(193)	—	(196)
December 31, 2014	1,003	63,213	163,413	227,629
Net income (loss)	153	10,790	(3,443)	7,500
Cash distributions	(163)	(11,545)	(9,435)	(21,143)
Capital call	—	—	47,983	47,983
Equity-based compensation	12	852	—	864
Excess tax benefit from equity-based compensation	5	335	—	340
Indirect repurchase of units for minimum tax withholding	(1)	(106)	—	(107)
December 31, 2015	1,009	63,539	198,518	263,066
Net income (loss)	83	5,859	(3,979)	1,963
Cash distributions	(170)	(12,007)	(5,208)	(17,385)
Equity-based compensation	13	906	—	919
Excess tax benefit from equity-based compensation	1	52	—	53
Indirect repurchase of units for minimum tax withholding	(2)	(150)	—	(152)
December 31, 2016	$934	$58,199	$189,331	$248,464

See accompanying notes to consolidated financial statements.

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014
(IN THOUSANDS)

	2016	2015	2014
Cash flows from operating activities:
Cash received from customers	$79,428	$76,827	$86,765
Cash paid to suppliers and employees	(56,807)	(44,187)	(48,344)
Interest received	11	24	25
Interest paid, net of amounts capitalized	(3,216)	(3,097)	(2,523)
Capitalized development activities	(13,989)	(9,052)	(4,967)
Income taxes received (paid)	(281)	(345)	(161)
Net cash provided by operating activities	5,146	20,170	30,795
Cash flows from investing activities:
Purchase of short-term investments	—	—	(4,000)
Maturity of short-term investments	—	1,000	3,000
Capital expenditures	(1,973)	(2,549)	(2,335)
Proceeds from sale of fixed assets	25	—	37
Proceeds from sale of timberland	1,603	1,001	68,876
Acquisition of timberland - Partnership	(39,796)	(5,004)	(1,826)
Acquisition of timberland - Funds	—	(50,556)	(72,025)
Net cash used in investing activities	(40,141)	(56,108)	(8,273)
Cash flows from financing activities:
Line of credit borrowings	23,326	—	—
Line of credit repayments	(15,326)	—	—
Repayment of long-term debt	(114)	(5,109)	(109)
Proceeds from issuance of long-term debt	38,000	—	14,400
Debt issuance costs	(176)	(20)	(22)
Unit repurchases	—	—	(7,363)
Payroll taxes paid on unit net settlements	(152)	(107)	(196)
Excess tax benefit from equity-based compensation	53	12	85
Cash distributions to unitholders	(12,177)	(11,708)	(11,037)
Cash distributions - ORM Timber Funds, net of distributions to Partnership	(5,208)	(9,435)	(56,057)
Capital call - ORM Timber Funds, net of Partnership contribution	—	47,983	54,720
Preferred stock issuance - ORM Timber Funds	—	—	125
Net cash provided by (used in) financing activities	28,226	21,616	(5,454)
Net increase (decrease) in cash and cash equivalents	(6,769)	(14,322)	17,068
Cash and cash equivalents:
Beginning of year	9,706	24,028	6,960
End of year	$2,937	$9,706	$24,028

See accompanying notes to consolidated financial statements.

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP
SCHEDULE TO CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2016, 2015, AND 2014
(IN THOUSANDS)

Reconciliation of net income to net cash	2016	2015	2014
provided by operating activities:
Net income	$1,963	$7,500	$31,871
Depletion	12,621	9,900	12,192
Equity-based compensation	919	864	867
Excess tax benefit from equity-based compensation	(53)	(12)	(85)
Depreciation and amortization	755	736	727
(Gain) loss on sale of timberland	(995)	1,103	(23,750)
(Gain) loss on sale of property and equipment	(23)	—	(23)
Deferred taxes, net	67	(121)	643
Cost of land sold	12,439	14,057	9,160
Increase (decrease) in cash from changes in
operating accounts:
Accounts receivable	(1,143)	(810)	(918)
Prepaid expenses and other current assets	(3,575)	1,462	(1,693)
Real estate project expenditures	(13,989)	(9,052)	(4,967)
Accounts payable and accrued liabilities	1,691	(241)	(1,710)
Deferred revenue	141	(390)	116
Other current liabilities	76	75	(17)
Environmental remediation	(3,991)	(4,890)	8,410
Other noncurrent assets and liabilities	(1,757)	(11)	(28)
Net cash provided by operating activities	$5,146	$20,170	$30,795

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

The Partnership operates in three business segments: Fee Timber, Timberland Investment Management, and Real Estate. Fee Timber represents the growing and harvesting of trees from properties owned by the Partnership and the Funds. Timberland Investment Management represents management, acquisition, disposition, and consulting services provided to third-party owners of timberland and provides management services to the Funds. Real Estate consists of obtaining and entitling properties that have been identified as having value as developed residential or commercial property and operating the Partnership’s existing commercial property in Kitsap County, Washington.

Principles of consolidation
The consolidated financial statements include the accounts of the Partnership, its subsidiaries, and the Funds. Intercompany balances and transactions, including operations related to the Funds, have been eliminated in consolidation.

The Funds are consolidated into Pope Resources’ financial statements (see Note 2).

New accounting standards
On May 28, 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective on January 1, 2018. Early application is not permitted. The Partnership will adopt this standard using the cumulative effect transition method applied to uncompleted contracts as of the date of adoption. Under this method, the cumulative effect of initially applying the standard is recorded as an adjustment to partners’ capital. This new standard may have the impact of delaying the recognition of a portion of revenue from those Real Estate sales for which we have post-closing obligations.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires substantially all leases to be reflected on the balance sheet as a liability and a right-of-use asset. The ASU will replace existing lease accounting guidance in U.S. GAAP when it becomes effective on January 1, 2019 and the Partnership will adopt it at that time. The standard will be applied on a modified retrospective basis in which certain optional practical expedients may be applied. Due to the Partnership’s limited leasing activity, management does not expect the effect of this standard to be material to its ongoing financial reporting.

In March 2016, FASB issued ASU 2016-09, which simplifies several aspects of accounting for share-based payment transactions, including income tax consequences, award classification, cash flows reporting, and forfeiture rate application. Specifically, the update requires all excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the income statement with a cumulative-effect adjustment to equity as of the beginning of the period of adoption. The update allows excess tax benefits to be classified along with other income tax cash flows as an operating activity on the statement of cash flows. When accruing compensation cost, an entity can make an entity-wide accounting policy election to either estimate the number of awards expected to vest or to account for forfeitures as they occur with a cumulative-effect adjustment to equity as of the beginning of the period of adoption. The update requires cash paid by an employer when directly withholding shares for tax-withholding purposes to be classified as a financing activity on the statement of cash flows, applied retrospectively. This guidance is effective for fiscal years beginning after December 15, 2016. We will adopt the standard effective January 1, 2017 and do not expect it to have a material impact on our consolidated financial statements.

The Partnership adopted ASU 2015-17, Balance Sheet Classification of Deferred Taxes, effective January 1, 2016. In accordance with this standard, all deferred tax assets and liabilities are classified as noncurrent on the Partnership’s condensed consolidated balance sheets. Our adoption of this ASU did not have a material impact on our consolidated financial statements and related disclosures.

General partner
The Partnership has two general partners: Pope MGP, Inc. and Pope EGP, Inc. In total, these two entities own 60,000 partnership units. The allocation of distributions, income and other capital related items between the general and limited partners is pro rata among all units outstanding. The managing general partner of the Partnership is Pope MGP, Inc.

Noncontrolling interests
Noncontrolling interests represents the portion of net income and losses of the Funds attributable to third-party owners of the Funds. In the case of Funds I and II, noncontrolling interests represent 80%, while noncontrolling interests represent 95% of Fund III ownership. To arrive at net and comprehensive income attributable to Partnership unitholders, the portion of the income attributable to these third-party investors is subtracted from net and comprehensive income or, in the case of a loss attributable to third-party investors, added back to net and comprehensive income.

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

Depletion
Timber costs are combined into depletion pools based on how the tree farms are managed and on the common characteristics of the timber such as location and species mix. Each tree farm within the Funds is considered a separate depletion pool and timber harvested from the Funds’ tree farms is accounted for and depleted separately from timber harvested from the Partnership’s timberlands, which are considered one depletion pool. The applicable depletion rate is derived by dividing the aggregate cost of merchantable stands of timber, together with capitalized road expenditures, by the estimated volume of merchantable timber available for harvest at the beginning of that year. For purposes of the depletion calculation, merchantable timber is defined as timber that is equal to or greater than 35 years of age for all of the tree farms except California, for which merchantable timber is defined as timber with a diameter at breast height (DBH) of 16 inches or greater.  The depletion rate, so derived and expressed in per MBF terms, is then multiplied by the volume harvested in a given period to calculate depletion expense for that period as follows:

Depletion rate = Accumulated cost of timber and capitalized road expenditures
Estimated volume of merchantable timber

Purchased timberland cost allocation.
When the Partnership or Funds acquire timberlands, a purchase price allocation is performed that allocates cost between the categories of merchantable timber, pre-merchantable timber, roads, and land based upon the relative fair values pertaining to each of the categories. Land value may include uses other than timberland including potential conservation easement (CE) sales and development opportunities.

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

Like-kind exchanges
In order to acquire and sell assets, primarily timberland and other real property, in a tax efficient manner, we sometimes utilize Internal Revenue Code (IRC) Section 1031 like-kind exchange transactions. There are two main types of like-kind exchange transactions: forward transactions, in which property is sold and the proceeds are reinvested by acquiring similar property; and reverse transactions, in which property is acquired and similar property is subsequently sold. We use qualified intermediaries to facilitate such transactions and proceeds from forward transactions are held by the intermediaries. Both types of transactions must be completed within prescribed periods under IRC 1031, generally 180 days. Any unused funds held by intermediaries at the expiration of these time periods revert to the Partnership. To the extent we have identified potential replacement properties to acquire, funds held by intermediaries are classified as non-current in other assets on the consolidated balance sheets. To the extent funds held by qualified intermediaries exceed the value of identified potential properties to acquire, the funds are included in prepaid expenses and other current assets. At December 31, 2016, prepaid expenses and other current assets included $850,000 and other assets included $1.9 million held by like-kind exchange intermediaries. Also included in prepaid expenses and other current assets at December 31, 2016 were $2.3 million of funds held by intermediaries for completed forward exchanges that the Partnership received in January 2017. There were no amounts held by intermediaries at December 31, 2015.

Concentration of credit risk
Financial instruments that potentially subject the Partnership to concentrations of credit risk consist principally of accounts and contracts receivable. The Partnership limits its credit exposure by considering the creditworthiness of potential customers and utilizing the underlying land sold as collateral on real estate contracts. The Partnership’s allowance for doubtful accounts is $8,000 and $13,000 at December 31, 2016 and 2015, respectively.

Income taxes
The Partnership itself is not subject to income taxes, but its corporate subsidiaries are subject to income taxes which are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Operating loss and tax credit carryforwards, if any, are also factored into the calculation of deferred tax assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Partnership has concluded that it is more likely than not that its deferred tax assets will be realizable and thus no valuation allowance has been recorded as of December 31, 2016. This conclusion is based on anticipated future taxable income, the expected future reversals of existing taxable temporary differences, and tax planning strategies to generate taxable income, if needed. The Partnership will continue to reassess the need for a valuation allowance during each future reporting period. The Partnership is not aware of any tax exposure items as of December 31, 2016 and 2015 where the Partnership’s tax position is not more likely than not to be sustained if challenged by the taxing authorities. The Partnership recognizes interest expense related to unrecognized tax benefits or underpayment of income taxes in interest expense and recognizes penalties in operating expenses.

Land and timber held for sale and Land held for development
Land and timber held for sale and Land held for development are recorded at the lower of cost or net realizable value. Costs of development, including interest, are capitalized for these projects and allocated to individual lots based upon their relative preconstruction fair value. This allocation of basis supports, in turn, the computation of those amounts reported as a current vs. long-term asset based on management’s expectation of when the sales will occur (Land and timber held for sale and Land held for development, respectively). As lot sales occur, the allocation of these costs becomes part of cost of sales attributed to individual lot sales. Costs associated with land including acquisition, project design, architectural costs, road construction, capitalized interest and utility installation are accounted for as operating activities on our statement of cash flows.

Those properties that are for sale, under contract, and for which the Partnership has an expectation they will be sold within 12 months are classified on the balance sheet as a current asset under “Land and timber held for sale”. The $20.5 million in Land and timber held for sale at December 31, 2016 reflects a 6,400-acre tree farm sold by Fund II in January 2017 and our expectation of sales in 2017 of parcels comprising 30 acres from the Harbor Hill project in Gig Harbor, Washington as well as a one-acre parcel in Kitsap County, Washington. Land held for sale of $3.6 million as of December 31, 2015 represented expected sales in 2016 of 48 acres from the Harbor Hill project.

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

Buildings and equipment are recorded at cost and consisted of the following as of December 31, 2016 and 2015 (in thousands):

Description	12/31/2016	12/31/2015
Buildings	$9,439	$9,302
Equipment	3,239	3,320
Furniture and fixtures	663	653
Total	$13,341	$13,275
Accumulated depreciation	(7,713)	(7,251)
Net buildings and equipment	$5,628	$6,024

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

Deferred revenue
Deferred revenue represents the unearned portion of cash collected. Deferred revenue of $418,000 at December 31, 2016 reflects primarily deferred revenue associated with Real Estate sales recorded under the percentage of completion method and the unearned portion of rental payments received on cell tower leases. The deferred revenue balance of $278,000 at December 31, 2015 represents mostly advance deposits received on real estate sales contracts and the unearned portion of rental payments received on cell tower leases.

Revenue recognition
Revenue on fee timber sales is recorded when title and risk of loss passes to the buyer, which typically occurs when delivered to the customer. Revenue on real estate sales is recorded on the date the sale closes, upon receipt of adequate down payment, and receipt of the buyer’s obligation to make sufficient continuing payments towards the purchase of the property, provided the Partnership has no continuing involvement with the real estate sold. When a real estate transaction is closed with obligations to complete infrastructure or other construction, revenue is recognized on a percentage of completion method by calculating a ratio of costs incurred to total costs expected. Revenue is deferred proportionately based on the remaining costs to satisfy the obligation. Timberland management fees and consulting service revenues are recognized as the related services are provided.

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

In 2016, 2015, and 2014, the Partnership generated $2.1 million, $4.3 million, and $743,000, respectively, from conservation easement sales.

Environmental remediation liabilities
Environmental remediation liabilities have been evaluated using a combination of methods. The liability is estimated based on amounts included construction contracts and estimates for construction contingencies, project management and other professional fees. See Note 9 for further discussion of environmental remediation liabilities.

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

Income per partnership unit
Basic and diluted net earnings per unit are calculated by dividing net income attributable to unitholders, adjusted for non-forfeitable distributions paid out to unvested restricted unitholders and Fund II and Fund III preferred shareholders, by the weighted average units outstanding during the period.

The table below displays how we arrived at basic and diluted earnings per unit:

	Year Ended December 31,
(in thousands, except per unit data)	2016	2015	2014
Net and comprehensive income attributable to unitholders	$5,942	$10,943	$12,415
Less: Net and comprehensive income attributable to unvested restricted unitholders	(101)	(103)	(112)
Less: Dividends paid to Funds preferred shareholders	(31)	(31)	(31)
Net and comprehensive income attributable to unitholders	$5,810	$10,809	$12,272
Basic and diluted weighted average units outstanding	4,313	4,289	4,353
Basic and diluted net earnings per unit	$1.35	$2.51	$2.82

Fund II and Fund III Preferred Shares
Fund II and Fund III issued 125 par $0.01 shares of its 12.5% Series A Cumulative Non-Voting Preferred Stock (Series A Preferred Stock) at $1,000 per share.  Each holder of the Series A Preferred Stock is entitled to a liquidation preference of $1,000 per share. Dividends on each share of Series A Preferred Stock will accrue on a daily basis at the rate of 12.5% per annum. Upon a liquidation, the Series A Preferred Stock will be settled in cash and is not convertible into any other class or series of shares or Partnership units. The timing of such a redemption is controlled by the Funds. The maximum amount that each of the consolidated subsidiaries could be required to pay to redeem the instruments upon liquidation is $125,000 plus accrued but unpaid dividends. The Series A Preferred Stock is recorded within noncontrolling interests on the consolidated balance sheets and are considered participating securities for purposes of calculating earnings per unit.

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

•	Level 3-Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

2.	ORM TIMBER FUND I, LP (FUND I), ORM TIMBER FUND II, INC. (FUND II), ORM TIMBER FUND III (REIT) INC. (FUND III), AND ORM TIMBER FUND IV (FUND IV) (COLLECTIVELY, “THE FUNDS”)

The Funds were formed by ORMLLC for the purpose of attracting capital to purchase timberlands. The objective of these Funds is to generate a return on investments through the acquisition, management, value enhancement and sale of timberland properties. On December 30, 2016, ORM LLC secured commitments from investors totaling $381 million for a new timber fund, ORM Timber Fund IV (Fund IV), followed by an additional $7 million in January 2017, for total committed capital of $388 million. The Partnership’s share of this commitment is $58 million. Each Fund is organized to operate for a specified term from the end of its respective investment period; ten years for each of Fund II and Fund III, and fifteen years for Fund IV. Fund I sold all of its timberland holdings in 2014 and terminated in 2015. Fund II is scheduled to terminate in March 2021 and Fund III is scheduled to terminate in December 2025. Fund IV will terminate on the fifteenth anniversary of its drawdown period. Fund IV’s drawdown period will end on the earlier of placement of all committed capital or December 31, 2019, subject to certain extension provisions. Fund IV had no called capital or operations in any of the periods presented.

Pope Resources and ORMLLC together owned 20% of Fund I, own 20% of Fund II and 5% of Fund III and will own 15% of Fund IV. All Funds are consolidated into the Partnership’s financial statements. The Funds are considered variable interest entities because their organizational and governance structures are the functional equivalent of a limited partnership. As the general partner or managing member of the Funds, the Partnership is the primary beneficiary of the Funds as it has the authority to direct the activities that most significantly impact their economic performance, as well as the right to receive benefits and obligation to absorb losses that could potentially be significant to the Funds. Accordingly, the Funds are consolidated into the Partnership’s financial statements. Additionally, the obligations of each of the Funds do not have any recourse to the Partnership.

The consolidated financial statements exclude management fees paid by the Funds to ORMLLC as they are eliminated in consolidation. See note 11 for a breakdown of operating results before and after such eliminations. The portion of these fees, among other items of income and expense, attributed to third-party investors is reflected as an adjustment to income in the Partnership’s Consolidated Statement of Comprehensive Income under the caption “Net (income) loss attributable to noncontrolling interests - ORM Timber Funds.”

The table below outlines timberland acquisitions by the Funds for the years ended December 31, 2015 and 2014 (there were no timberland acquisitions by the Funds in 2016):

	2015	2014
Timing	Fourth Quarter	Fourth Quarter
Fund	Fund III	Fund III
Location	South Puget Sound WA	Northwestern OR
Acres	15,100	12,900
Purchase price allocation (in thousands)
Land	$6,053	$7,730
Timber and roads	44,503	64,295
Total purchase price	$50,556	$72,025

In September and October 2014, Fund I sold its two tree farms, located in western Washington, in two transactions for a combined $70.5 million and recognized a gain on the sales of $23.8 million. The combined carrying value of these tree farms consisted of $40.2 million for timber and roads and $5.0 million for the land. The Partnership’s share of the pretax profit generated by Fund I was $4.7 million in 2014, which includes the Partnership’s share of the gain on sale of the tree farms.

In December 2016, Fund II entered into an agreement to sell one of its tree farms, located in northwestern Oregon, for $26.5 million. The sale closed in January 2017. The carrying value of this tree farm, consisting of $11.1 million for timber and roads and $2.8 million for land, has been reclassified to land and timber held for sale on the consolidated balance sheet as of December 31, 2016. The Partnership’s share of the pretax profit or loss generated by this tree farm was a loss of $23,000 and $9,000 for the years ending December 31, 2016 and 2015, respectively, and a profit of $112,000 for the year ended December 31, 2014.

The Partnership’s consolidated balance sheets include Fund II and Fund III assets and liabilities at December 31, 2016 and 2015, which were as follows (Fund IV had no assets or liabilities for either period):

(in thousands)	2016	2015
Cash	$1,066	$3,396
Land and timber held for sale	13,941	—
Other current assets	2,195	602
Total current assets	17,202	3,998
Properties and equipment (net of accumulated depletion
and depreciation in 2016 and 2015 of $38,306 and $34,757)	249,197	271,850
Total assets	$266,399	$275,848

Current liabilities	$2,256	$1,723
Long-term debt	57,268	57,246
Funds’ equity	206,875	216,879
Total liabilities and equity	$266,399	$275,848

The table above includes management fees and other expenses payable to the Partnership of $691,000 and $630,000 as of December 31, 2016 and 2015, respectively.  These amounts are eliminated in the Partnership’s consolidated balance sheets.

3.    Partnership timberland acquisitions

In July 2016, the Partnership closed on the acquisition of a 7,324-acre tree farm in western Washington for $32.0 million. It consists of 6,746 owned acres and a timber deed on 578 acres that expires in 2051. The purchase price was allocated $2.7 million to timberland and $29.3 million to timber and roads.

In October 2016, the Partnership closed on two timberland acquisitions for a combined $6.7 million comprising 1,967 acres. The combined purchase price was allocated $719,000 to timberland and $6.0 million to roads and timber. The acquired sets of timberland are adjacent to the Partnership’s existing Washington State timberland holdings in Jefferson and Skamania counties.

4.    LONG-TERM DEBT

	At December 31,
(in thousands)	2016	2015
Partnership debt:
$20.0 million operating line of credit with NorthWest Farm Credit Services (NWFCS), variable interest based on LIBOR plus margin of 1.50% (2.15% at December 31, 2016) with quarterly interest-only payments and collateralized by timberlands (matures April 2020)	$8,000	—
Mortgage payable to NWFCS, collateralized by Poulsbo headquarters:
Interest at 3.80%, monthly principal and interest payments (matures January 2023)	2,578	2,692
Mortgage payable to NWFCS, collateralized by Partnership timberlands, as follows:
Seven-year tranche, interest at 4.85% with quarterly interest payments (matures July 2017)	5,000	5,000
Ten-year tranche, interest at 6.40% with monthly interest payments (matures September 2019)	9,800	9,800
Fifteen-year tranche, interest at 6.05% with quarterly interest payments (matures July 2025)	10,000	10,000
Mortgage payable to NWFCS, collateralized by timberlands, as follows:
Seven-year tranche, variable interest based on LIBOR plus margin of 2.20% (2.85% at December 31, 2016) with quarterly interest-only payments (matures July 2023)	10,000	—
Ten-year tranche, interest at 3.89% with quarterly interest-only payments (matures July 2026)	11,000	—
12-year tranche, interest at 4.13% with quarterly interest-only payments (matures July 2028)	11,000	—
Mortgage payable to NWFCS, collateralized by timberlands. $21.0 million available to borrow through March 31, 2017. Outstanding at December 31 as follows:
11-year tranche, variable interest based on LIBOR plus margin of 1.85% (2.5% at December 31, 2016), with quarterly interest payments (matures July 2027)	6,000	—
Total Partnership debt	73,378	27,492
ORM Timber Funds debt:
Fund II Mortgages payable to MetLife, collateralized by Fund II timberlands with quarterly interest payments (matures September 2020), as follows:
4.85% interest rate tranche	11,000	11,000
3.84% interest rate tranche	14,000	14,000
Fund III mortgages payable to NWFCS, collateralized by Fund III timberlands with quarterly interest payments, as follows:
5.10% interest rate tranche (matures December 2023)	17,980	17,980
4.45% interest rate tranche (matures October 2024)	14,400	14,400
Total ORM Timber Funds debt	57,380	57,380
Consolidated principal amount	130,758	84,872
Less unamortized debt issuance costs	(348)	(221)
Less current portion	(5,119)	(114)
Consolidated long-term debt, less unamortized debt issuance costs and current portion	$125,291	$84,537

The Partnership’s debt agreements have covenants which are measured either quarterly or annually. Among the covenants measured is an interest coverage ratio and a requirement that the Partnership not exceed a maximum debt-to-total-capitalization ratio of 30%, with total capitalization calculated using fair market (vs. carrying) value of timberland, roads and timber. The Partnership is in compliance with these covenants as of December 31, 2016.

Fund II’s debt agreement contains a requirement to maintain a loan-to-value ratio of less than 40%, with the denominator defined as fair market value. Fund II is in compliance with this covenant as of December 31, 2016.

Fund III’s debt agreement contains a requirement to maintain a minimum debt coverage ratio and a loan-to-value ratio of less than 50%, with the denominator defined as fair market value. Fund III is in compliance with this covenant as of December 31, 2016.

At December 31, 2016, principal payments on long-term debt for the next five years and thereafter are due as follows (in thousands):

	Partnership	Funds	Consolidated
2017	$5,119	$—	$5,119
2018	123	—	123
2019	9,928	—	9,928
2020	8,133	25,000	33,133
2021	138	—	138
Thereafter	49,937	32,380	82,317
Total	$73,378	$57,380	$130,758

The debt arrangements between NWFCS and the Partnership and Fund III include an annual rebate of interest expense (patronage). Interest expense was reduced by $810,000, $478,000 and $395,000 in 2016, 2015 and 2014, respectively, which reflects estimated patronage to be refunded in the following year with the related receivable reflected in accounts receivable.

Accrued interest relating to all debt instruments was $1.3 million and $941,000 at December 31, 2016 and 2015, respectively, and is included in accrued liabilities.

5.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The Partnership’s consolidated financial instruments include cash and accounts receivable, for which the carrying amount of each represents fair value based on current market interest rates or their short-term nature. Carrying amounts of contracts receivable also approximate fair value given the current market interest rates. The fair value of the Partnership’s and Funds’ combined fixed-rate debt, having a carrying value of $106.8 million and $84.9 million as of December 31, 2016 and 2015, respectively, has been estimated based on current interest rates for similar financial instruments, Level 2 inputs in the Fair Value Hierarchy, to be approximately $111.0 million and $89.8 million, respectively.

6.    INCOME TAXES

The Partnership itself is not subject to income taxes. Instead, partners are taxed on their share of the Partnership’s taxable income, whether or not cash distributions are paid. The Partnership’s and Funds’ corporate subsidiaries, however, are subject to income taxes. The following tables provide information on the impact of income taxes in taxable subsidiaries. Consolidated Partnership income (loss) is reconciled to income (loss) before income taxes in corporate subsidiaries for the years ended December 31 as follows:

(in thousands)	2016	2015	2014
Income before income taxes	$2,215	$7,707	$32,855
Income in entities that pass-through pre-tax earnings to the partners	1,500	7,203	30,169
Income subject to income taxes	$715	$504	$2,686

The provision for income taxes relating to corporate subsidiaries of the Partnership and Funds consist of the following income tax benefit (expense) for each of the years ended December 31:

(in thousands)	2016	2015	2014
Current	$(185)	$(328)	$(341)
Deferred	(67)	121	(643)
Total	$(252)	$(207)	$(984)

Included in the deferred income tax expense for 2016 and 2014 are $115,000 and $274,000 related to the utilization of net operating loss carryforwards. Included in the deferred tax benefit for 2015 was a benefit of $71,000 related to net operating losses. The Partnership also recorded excess tax benefits from equity-based compensation of $53,000, $340,000, and $85,000 for the years ended December 31, 2016, 2015 and 2014, respectively, to partners’ capital.

A reconciliation between the federal statutory tax rate and the Partnership’s effective tax rate is as follows for each of the years ended December 31:

	2016	2015	2014
Statutory tax on income	34%	34%	34%
Income from entities that pass-through pre-tax earnings to the partners	(23)%	(31)%	(31)%
Effective income tax rate	11%	3%	3%

The net deferred tax assets are included in other assets on the consolidated balance sheets and are comprised of the following:

(in thousands)	2016	2015	2014
Compensation-related accruals	$456	$421	$17
Net operating loss carryforwards	284	399	337
Depreciation	16	(16)	(23)
Other	(3)	16	27
Total	$753	$820	$358

The federal net operating loss carryforwards in the table above expire in 2033 through 2035.

7.    UNIT INCENTIVE PLAN

One of the two components of a management incentive compensation program adopted in 2010 (2010 Incentive Compensation Program) is the Performance Restricted Unit (PRU) plan which includes both an equity and cash component. Compensation expense relating to the equity component vest over a 4-year future service period. The first equity grants pursuant to this program were made in January 2011. On the date of grant, the restricted units are owned by the employee, officer, or director of the Partnership, subject to a trading restriction that is in effect during the vesting period. As of December 31, 2016, total compensation expense not yet recognized related to non-vested awards was $673,000 with a weighted average 19 months remaining to vest.

The second component of the incentive compensation program is the Long-Term Incentive Plan (LTIP) which is paid in cash. The LTIP awards contain a feature whereby the award amount is based upon the Partnership’s total shareholder return (TSR) as compared to TSR’s of a benchmark peer group of companies, measured over a rolling three-year performance period. The component based on relative TSR requires the Partnership’s projected cash payout for future performance cycles to be re-measured quarterly based upon the Partnership’s relative TSR ranking, using a Monte Carlo simulation model.

Starting in 2016, directors may elect to receive all or a portion of their quarterly board compensation in the form of unrestricted units rather than cash. Such units are included in equity compensation expense. During 2016, 1,794 unrestricted units were granted to directors in payment of their board compensation.

Total equity compensation expense was $919,000, $864,000 and $867,000 for 2016, 2015 and 2014, respectively. As of December 31, 2016, we recorded in accrued liabilities $1.5 million relating to the 2010 Incentive Compensation

Program, with $425,000 of that total attributable to the cash component of the PRU and the balance of $1.0 million attributable to the LTIP. This compares with December 31, 2015 when we recorded in accrued liabilities $1.2 million, with $230,000 related to the cash-payout component of the PRU and the balance of $949,000 attributable to the LTIP.

The Partnership’s 2005 Unit Incentive Plan (the 2005 Plan) authorized the granting of nonqualified equity compensation to employees, officers, and directors of the Partnership and provides a one-way linkage to the 2010 Incentive Compensation Program because it (2005 Plan) established the formal framework by which unit grants, options, etc., can be issued. The 2010 Incentive Compensation Program does not affect the existence or availability of the 2005 Unit Incentive Plan or change its terms. Upon the vesting of restricted units, grantees have the choice of tendering back units to pay for their minimum tax withholdings. A total of 1,105,815 units have been authorized for issuance under the 2005 Plan of which there are 892,865 units authorized but unissued as of December 31, 2016.

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

Restricted unit activity for the three years ended December 31, 2016 was as follows:

	Units	Weighted Avg Grant Date Fair Value ($)
Outstanding December 31, 2013	70,758	50.34
Grants	12,966	65.50
Vested	(21,070)	46.04
Forfeited	(18,261)	55.49
Tendered back to pay tax withholding	(2,966)	47.30
Outstanding December 31, 2014	41,427	55.23
Grants	12,050	62.14
Vested	(15,729)	49.39
Tendered back to pay tax withholding	(1,701)	50.33
Outstanding December 31, 2015	36,047	59.96
Grants	15,016	64.67
Vested	(12,789)	55.97
Forfeited	(436)	62.49
Tendered back to pay tax withholding	(2,345)	57.41
Outstanding December 31, 2016	35,493	63.53

8.    EMPLOYEE BENEFITS

As of December 31, 2016 all employees of the Partnership and its subsidiaries are eligible to receive benefits under a defined contribution plan. During the years 2014 through 2016 the Partnership matched 50% of employees’ contributions up to 8% of an individual’s compensation. The Partnership’s contributions to the plan amounted to $182,000, $191,000, and $176,000 for the years ended December 31, 2016, 2015, and 2014, respectively.

9.    COMMITMENTS AND CONTINGENCIES

Environmental remediation
The Partnership has an accrual for estimated environmental remediation costs of $12.8 million and $16.8 million as of December 31, 2016 and 2015, respectively. The environmental remediation liability represents management’s best estimate of payments to be made to monitor and remedy certain areas in and around the townsite/millsite of Port Gamble.

In December of 2013, a consent decree (CD) and Clean-up Action Plan (CAP) related to Port Gamble were finalized with the Washington State Department of Ecology (DOE) and filed with Kitsap County Superior Court. Pursuant to the CD and CAP, an engineering design report (EDR) was submitted to DOE in November 2014, followed by other supplemental materials establishing our proposed means for complying with the CAP. Discussions between management and DOE to finalize the remediation project design and further sampling and investigation conducted in 2014 yielded new information that indicated certain areas of the project would be significantly more expensive than estimated when the CD and CAP were filed. As a result, the Partnership recorded a $10.0 million increase in its liability at December 31, 2014. The increase in costs came from four primary categories; piling removal and disposal, dredging and disposal, the application of sand cover, and eelgrass mitigation.

The EDR was finalized in the summer of 2015 and, in the third quarter of 2015, the Partnership selected a contractor to complete the remediation work. Construction activity commenced in late September 2015. The required in-water construction activity was completed in January 2017 and will be followed by cleanup activity on the millsite and by a monitoring period.

In the fourth quarter of 2016, areas were encountered that contained a greater number of pilings and a higher volume of wood waste than was anticipated, requiring additional cleanup activity. In early 2017, management decided to use property owned by the Partnership a short distance from the town of Port Gamble as the primary permanent storage location for the dredged sediments rather than leaving them on the millsite as planned previously. Management also reassessed its estimates of long-term monitoring costs, taking in to account the higher volume of material and the new expected storage location for the sediments. Finally, management updated its estimates for consulting and professional fees to address the natural resource damages claim associated with the project. The combination of these factors resulted in the Partnership recording a $7.7 million increase in its liability at December 31, 2016.

The environmental liability at December 31, 2016 is comprised of $8.7 million that the Partnership expects to expend in the next 12 months and $4.1 million thereafter.

Changes in the environmental liability for the last three years are as follows:

(in thousands)	Balances at the Beginning of the Period	Additions to Accrual	Expenditures for Remediation	Balance at Period-end
Year ended December 31, 2014	$13,241	$10,000	$1,590	$21,651
Year ended December 31, 2015	21,651	—	4,890	16,761
Year ended December 31, 2016	$16,761	$7,700	$11,691	$12,770

Performance bonds
In the ordinary course of business, and as part of the entitlement and development process, the Partnership is required to provide performance bonds to ensure completion of certain public facilities. The Partnership had performance bonds of $10.4 million and $10.5 million outstanding at December 31, 2016 and 2015, respectively.  The bonds relate primarily to development activity in connection with pending and completed sales from our Harbor Hill project in Gig Harbor.

Supplemental Employee Retirement Plan
The Partnership has a supplemental employee retirement plan for a retired employee. The plan provides for a retirement income of 70% of his base salary at retirement after taking into account both 401(k) and Social Security benefits with a fixed payment set at $25,013 annually. The recorded balance of the projected liability was $126,000 and $151,000 as of December 31, 2016 and 2015, respectively.

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

11.    SEGMENT AND MAJOR CUSTOMER INFORMATION

The Partnership’s operations are classified into three segments: Fee Timber, Timberland Investment Management (TIM), and Real Estate. The Fee Timber segment consists of the harvest and sale of timber from both the Partnership’s 118,000 acres of fee timberland in Washington and the Funds’ 94,000 acres in Washington, Oregon, and California.

The TIM segment provides investment management, disposition, and technical forestry services in connection with 24,000 acres for Fund I, which were sold in 2014, 37,000 acres for Fund II, and 57,000 acres for Fund III.

The Real Estate segment’s operations consist of management of development properties and the rental of residential and commercial properties in Port Gamble and Poulsbo, Washington. Real Estate manages a portfolio of 2,200 acres of higher-and-better-use properties as of December 31, 2016. All of the Partnership’s real estate activities are presently in the state of Washington.

For the year ended December 31, 2016, the partnership had one customer that represented 17% of consolidated revenue. For the years ended December 31, 2015 and 2014, the Partnership had no customers that represented over 10% of consolidated revenue.

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

Details of the Partnership’s operations by business segment for the years ended December 31 are as follows:

(in thousands)	Fee Timber				Real
2016	Partnership	Funds	Combined	TIM	Estate	Other	Consolidated
Revenue internal	$36,478	$21,029	$57,507	$3,275	$23,419	$—	$84,201
Eliminations	(203)	—	(203)	(3,267)	(303)	—	(3,773)
Revenue external	36,275	21,029	57,304	8	23,116	—	80,428

Cost of sales	(15,497)	(17,145)	(32,642)	—	(14,631)	—	(47,273)
Operating, general and administrative expenses internal	(6,152)	(5,974)	(12,126)	(2,888)	(4,441)	(5,147)	(24,602)
Eliminations	128	3,267	3,395	260	47	71	3,773
Operating, general and administrative expenses external	(6,024)	(2,707)	(8,731)	(2,628)	(4,394)	(5,076)	(20,829)
Environmental remediation	—	—	—	—	(7,700)	—	(7,700)
Gain (loss) on sale of timberland	769	226	995	—	—	—	995
Income (loss) from operations internal	15,598	(1,864)	13,734	387	(3,353)	(5,147)	5,621
Eliminations	(75)	3,267	3,192	(3,007)	(256)	71	—
Income (loss) from operations external	$15,523	$1,403	$16,926	$(2,620)	$(3,609)	$(5,076)	$5,621

2015
Revenue internal	$29,257	$23,250	$52,507	$2,235	$26,007	$—	$80,749
Eliminations	(343)	—	(343)	(2,235)	(143)	—	(2,721)
Revenue external	28,914	23,250	52,164	—	25,864	—	78,028

Cost of sales	(11,875)	(18,214)	(30,089)	—	(16,515)	—	(46,604)
Operating, general and administrative expenses internal	(5,387)	(4,874)	(10,261)	(2,953)	(4,056)	(5,095)	(22,365)
Eliminations	20	2,230	2,250	328	20	123	2,721
Operating, general and administrative expenses external	(5,367)	(2,644)	(8,011)	(2,625)	(4,036)	(4,972)	(19,644)

Gain (loss) on sale of timberland	—	(1,103)	(1,103)	—	—	—	(1,103)
Income (loss) from operations internal	11,995	(941)	11,054	(718)	5,436	(5,095)	10,677
Eliminations	(323)	2,230	1,907	(1,907)	(123)	123	—
Income (loss) from operations external	$11,672	$1,289	$12,961	$(2,625)	$5,313	$(4,972)	$10,677

2014
Revenue internal	$34,459	$31,356	$65,815	$3,303	$22,385	$—	$91,503
Eliminations	(611)	—	(611)	(3,303)	(119)	—	(4,033)
Revenue external	33,848	31,356	65,204	—	22,266	—	87,470

Cost of sales	(14,397)	(22,389)	(36,786)	—	(11,304)	—	(48,090)
Operating, general and administrative expenses internal	(5,101)	(6,081)	(11,182)	(2,940)	(3,682)	(3,900)	(21,704)
Eliminations	—	3,303	3,303	611	—	119	4,033
Operating, general and administrative expenses external	(5,101)	(2,778)	(7,879)	(2,329)	(3,682)	(3,781)	(17,671)
Environmental remediation	—	—	—	—	(10,000)	—	(10,000)
Gain (loss) on sale of timberland	—	23,750	23,750	—	—	—	23,750
Income (loss) from operations internal	14,961	26,636	41,597	363	(2,601)	(3,900)	35,459
Eliminations	(611)	3,303	2,692	(2,692)	(119)	119	—
Income (loss) from operations external	$14,350	$29,939	$44,289	$(2,329)	$(2,720)	$(3,781)	$35,459

(in thousands)	2016	2015	2014
Depreciation, Amortization and Depletion
Fee Timber-Partnership	$9,095	$8,044	$2,570
Fee Timber-Funds	3,771	2,174	9,969
Fee Timber-Combined	12,866	10,218	12,539
Timberland Investment Management	33	18	2
Real Estate	388	299	394
G&A	89	101	88
Total	$13,376	$10,636	$13,023
Assets
Fee Timber-Partnership	$266,401	$49,499	$46,453
Fee Timber-Funds	87,419	275,786	240,754
Fee Timber-Combined	353,820	325,285	287,207
Timberland Investment Management	325	182	52
Real Estate	38,988	33,983	37,673
G&A	5,917	10,606	19,894
Total	$399,050	$370,056	$344,826
Capital and Land Expenditures
Fee Timber-Partnership	$40,745	$5,877	$2,536
Fee Timber-Funds	859	51,854	73,359
Fee Timber-Combined	41,604	57,731	75,895
Timberland Investment Management	13	69	38
Real Estate-development activities	13,993	9,631	4,967
Real Estate-other	128	225	198
G&A	20	79	55
Total	$55,758	$67,735	$81,153
Revenue by product/service
Domestic forest products	$47,255	$41,636	$42,896
Export forest products, indirect	10,049	10,528	22,308
Conservation easements and land sales	4,440	6,815	7,703
Fees for service	8	—	37
Homes, lots, and undeveloped acreage	18,676	19,049	14,526
Total	$80,428	$78,028	$87,470

12.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in thousands, except per unit amounts)	Revenue	Income (loss) from operations	Net and comprehensive income (loss) attributable to unitholders	Basic and diluted earnings (loss) per unit
2016
First quarter	$11,069	$(822)	$(1,034)	$(0.25)
Second quarter	12,713	142	436	0.09
Third quarter	13,178	1,985	1,970	0.45
Fourth quarter	43,468	4,316	4,571	1.05
2015
First quarter	$26,908	$8,073	$7,809	$1.80
Second quarter	13,904	180	289	0.06
Third quarter	15,208	(873)	615	0.13
Fourth quarter	22,008	3,297	2,230	0.51

Quarterly fluctuations in data result from the addition and/or deferral of harvest volumes as well as the timing of real estate sales and environmental remediation charges, as disclosed in our quarterly filings. Management considered the disclosure requirements of Item 302(a)(3) and does not note any extraordinary, unusual, or infrequently occurring items except for the $7.7 million and $10.0 million environmental remediation charges recorded in the fourth quarters of 2016 and 2014, respectively, and the sales of Fund I’s two tree farms, one in the third quarter of 2014 and one in the fourth quarter of 2014.

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

Management has evaluated the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2016 based on the control criteria established in a report entitled Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, the Partnership’s management has concluded that the Partnership’s internal control over financial reporting was effective as of December 31, 2016.

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

The following table identifies the executive officers and directors of the Managing General Partner as of February 24, 2017. Officers of the Managing General Partner hold identical offices with the Partnership.

Name	Age	Position, Background, and Qualifications to Serve
Thomas M. Ringo (2)	63
President and Chief Executive Officer, and Director, from June 2014 to present. Vice President and CFO from December 2000 to April 2015. Senior Vice President Finance and Client Relations from June 1996 to December 2000. Vice President Finance from November 1991 to June 1996. Treasurer from March 1989 through October 1991 of Pope MGP, Inc. and the Partnership.

William R. Brown (1), (3), (4), (5)	65
Director since October 2015. President, Green Diamond Resource Company from 2006 through 2013. Plum Creek Timber Company: Executive Vice President and Chief Financial Officer from 1999 through 2006; Vice President, Strategic Business Development from 1998 through 1999; Vice President, Resources from 1995 through 1998; Director of Planning from 1990 through 1995. Director of Planning and Analysis, Glacier Park Company from 1987 through 1990. Finance Manager, Cornerstone Columbia Development Company from 1984 through 1987. Business Analyst, Weyerhaeuser Company from 1981 through 1984. Management Consultant, Kurt Salmon Associates, 1978 through 1980. Mr. Brown’s experience in the forest products industry and knowledge of timberland markets in the Pacific Northwest and elsewhere allow him to provide extensive insight into strategic and tactical business issues relevant to the Partnership. In addition, the senior financial leadership positions he has held at other companies allows him to provide valuable financial guidance as a member of the Audit Committee.

John E. Conlin (2), (3), (4)	58
Director since December 2005. Co-President, NWQ Investment Management Company LLC, 2006 to present. Member, Board of Advisors, Victory Park Capital, 2009 to present. Member, Corporate Advisory Board, University of Michigan, Ross School of Business, 2006 to present and currently Chariman. Member, University of Rochester Endowment Committee, 2006 to present. Director, ACME Communications, 2005 to 2008. Director, Cannell Capital Management 2002 to 2006. CEO, Robertson Stephens, Inc, from 2001 to 2003; COO, Robertson Stephens, Inc, from 1999 to 2000. Held numerous positions with Credit Suisse from 1983 to 1999, the last of which was Managing Director. Mr. Conlin’s background in corporate finance, capital-raising and financial analysis bring the Partnership a perspective that is unique among our directors. Moreover, Mr. Conlin offers an ability to assess capital needs, structures and returns relating to the performance and operation of the Partnership, the Funds, and our strategic goals and objectives.

Sandy D. McDade (1), (3), (4)	65
Director since September 2016. Weyerhaeuser Company: Senior Vice President and General Counsel, 2006 through 2014; Senior Vice President, Industrial Wood Products and International Business Groups, 2005 through 2006; President, Weyerhaeuser Canada, January 2003 through 2005; Vice President of Strategic Planning, 2000 through 2003; Corporate Secretary, 1993 through 2000; Assistant General Counsel, 1980 through 2000. Mr. Mcdade is a board member of Federal Way Asset Management, registered investment advisor. Mr. McDade’s deep experience in the forest products industry brings both operational and strategic expertise to the Partnership, as well as knowledge of international markets and corporate governance.

Name	Age	Position, Background, and Qualifications to Serve
Kevin C. Bates	50
Vice President of Timberland Investments from June 2014 to present, Director of Timberland Investment Management from March 2007 to June 2014. Controller from February 2001 to March 2007, Accounting Manager from February 1998 to February 2001. Internal Audit for Fluke Corporation and Accounting Manager for WAVTrace from May 1997 to March 1998. Audit Senior and Audit Manager for Deloitte & Touche, 1991 to 1997.

John D. Lamb	55
Vice President and Chief Financial Officer since April 2015.  Senior Vice President and Chief Financial Officer for Unico Properties from 1997 through 2013. Corporate Controller for Shurgard Storage Centers from 1990 through 1997. Audit and Tax consultant with KPMG and Ernst & Young from 1983 through 1990.

Jonathan P. Rose	54
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

5)	Designated financial expert for the Board of Directors Audit Committee

Board of Directors of the Managing General Partner

Board Composition. The Managing General Partner’s Certificate of Incorporation provides that directors are divided into two classes, each class serving a period of two years. The Managing General Partner’s shareholders elect approximately one-half of the members of the Board of Directors annually, and this election is governed by a shareholders agreeemnt between the Managing General Partner’s two stockholders. The terms of the Class A directors expire on December 31, 2018, and the terms of the Class B directors expire on December 31, 2019. The directors’ election to the Board of Directors is subject to a voting agreement between the Managing General Partner’s two shareholders, Ms. Maria M. Pope and Mrs. Emily T. Andrews. Sandy D. McDade serves as Mrs. Andrews’ appointee to the Board of Directors. The Board of Directors met seven times in 2016, with six of the meetings in person, to discuss Partnership matters. The composition of our Board of Directors is established by the Limited Partnership Agreement and by the Managing General Partner’s shareholders agreement, and accordingly, as permitted by NASDAQ Rules IM-5065-7 and 5615(a)(4), board nominations are not made or approved by a separate nominating committee or by a majority of the independent directors.

Past Directorships. During the period 2012 through 2016, Ms. Pope served on boards of other public companies as outlined in the following table.

Individual’s Name	Name of Public Company	Term of Directorship
Maria M. Pope	Umpqua Holdings Corporation (NASDAQ:UMPQ) Sterling Financial Corporation (NASDAQ:STSA) TimberWest Forest Corp. (TSX:TWF.UN)	2014 - present 2013 - 2014 2006 - 2012

Board Leadership Structure. The Board does not utilize a Chairman. The CEO generally calls meetings of the Board and sets schedules and agendas for such meetings. The CEO regularly communicates with all directors on key issues and concerns outside of Board meetings and endeavors to ensure that information provided to the Board is sufficiently timely and complete to facilitate Board member fulfillment of responsibilities. As the individual with primary responsibility for managing the Partnership’s day-to-day operations, the CEO is best positioned to chair regular Board meetings where key business and strategic issues are discussed. The Board utilized Mr. Roach as a “lead director” until his retirement in September 2016. Mr. Roach was succeeded as “lead director” by Mr. McDade, whose chief responsibility in this regard is to chair executive sessions of the non-management directors which are conducted as a part of every Board meeting.

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

Diversity Policy. As noted above, the Partnership’s board is established pursuant to the Partnership Agreement and a shareholders’ agreement among the shareholders of Pope MGP, Inc., the Partnership’s managing general partner. The shareholders’ agreement, in particular, establishes the rights of the Managing General Partner’s stockholders to designate the Partnership’s directors. Neither the Partnership Agreement nor the Managing General Partner’s shareholders’ agreement establishes a diversity policy, nor does any such policy otherwise exist. Accordingly, our ability to consider diversity as a criterion for inclusion in the Board of Directors is limited to the diversity of the directors’ business and financial experience.

Audit Committee. The Audit Committee of the Board of Directors is comprised of three independent directors who comply with the Exchange Act and NASDAQ’s qualification requirements for Audit Committee members. The Audit Committee met to discuss the Partnership five times during 2016. The Audit Committee’s Chairman is William R. Brown who is also its designated financial expert. John E Conlin and Sandy D. McDade also serve on the Audit Committee. See report of the Audit Committee on financial statements below.

Human Resources Committee. The Human Resources Committee is responsible for (1) establishing compensation programs for executive officers and senior management of the Partnership designed to attract, motivate, and retain key executives responsible for the success of the Partnership as a whole; (2) administering and maintaining such programs in a manner that will benefit the long-term interests of the Partnership and its unitholders; and (3) determining the salary, bonus, unit option and other compensation of the Partnership’s executive officers and senior management. The Human Resources Committee met four times during 2016. Mr. Conlin served as Chairman of the Human Resources Committee in 2016.William R. Brown, Sandy D. McDade, and Maria M. Pope also serve on the Human Resources Committee. See report of the Human Resources Committee on executive compensation below.

Beneficial Ownership and Section 16(a) Reporting Compliance

The Partnership is a reporting company pursuant to Section 12 of the Exchange Act. Under Section 16(a) of the Exchange Act, and the rules promulgated hereunder, directors, officers, greater than 10% shareholders, and certain other key personnel (the “Reporting Persons”) are required to file with the Securities and Exchange Commission reports of ownership and reports of changes in ownership of Partnership units.  Reporting Persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.  Based solely on our review of such reports received or written or oral representations from the Reporting Persons, the Partnership believes that the Reporting Persons have complied with all Section 16(a) filing requirements applicable to them, except that one director was late in filing one Form 4 to report an acquisition of indirect beneficial ownership as a result of an estate planning transaction and one officer was late in filing one Form 4 to report an open-market sale of units.

Code of Ethics

The Partnership maintains a Code of Ethics that is applicable to all executive officers, directors, and certain other employees. A copy of the Code of Ethics is available on the Investor Relations section of the Partnership’s website.

Item 11.            EXECUTIVE COMPENSATION; COMPENSATION DISCUSSION & ANALYSIS

Overview

Objectives of our Executive Compensation Program

The objective of our executive compensation program is to reward performance and to attract, motivate, and retain those employees who embrace a culture of achievement with a long-term focus on the Partnership’s strategies and values.

Our executive compensation plans consist of two components: salary and a long-term incentive program (the “Incentive Program”), which is intended to reward selected management employees who provide services to and make decisions on behalf of the Partnership for performance that builds long-term unitholder value. Payments are made under the Incentive Program during the first quarter of each year with respect to results of decision-making in the prior year and the relative performance of our units over the three-year period ending on December 31 of the prior year. As a result, information depicted in this report includes amounts paid in 2015, 2016, and 2017 with respect to performance from each of the following three-year periods, respectively: 2012-2014, 2013-2015, and 2014-2016.

The Role of the Human Resources Committee and Executive Officers in Compensation Decisions

The Board’s Human Resources Committee (the “Committee”) has responsibility for establishing our compensation objectives and approving all compensation for the CEO, his immediate subordinates, and the broader management team that participates in the Incentive Program. The Committee’s primary focus is to administer compensation programs to reward and motivate employees, and then to monitor the execution of these programs. Periodically, the committee revisits the design of the Partnership’s compensation programs to ensure they maintain fairness and balance between the interests of our employees and our unitholders. With that in mind, the Committee intends that the Incentive Program be continuing and permanent for participants, but may modify or terminate the Incentive Program at any time, as long as previously earned awards are not forfeited. In its role as administrator of the Incentive Program, the Committee has the authority to determine all matters relating to awards to be granted thereunder, and has sole authority to interpret its provisions and any applicable rule or regulation. In making its decisions and administering the Incentive Program and our other compensation programs, the Committee also monitors and evaluates periodically the impact of our compensation policies and objectives in light of the potential for such arrangements to promote excessive risk-taking by participants. The Partnership has not considered the results of shareholder advisory votes on executive compensation required by Section 14A of the Exchange Act because the rule is inapplicable to limited partnerships and the Partnership does not generally conduct meetings of limited partners.

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

The Committee has from time-to-time engaged compensation consultants to assist in assessing the market for top executives. Historically, these consultants have provided a limited scope of services on behalf of the Committee and their roles generally have been confined to specific peer analyses or assessments of specific compensation components within the Partnership’s then-existing compensation structures. These consultants generally have performed no other services for the Partnership or its subsidiaries or management, and in each case the Committee has evaluated matters that the committee determined to be relevant to the consultant’s independence. The HR Committee engaged Farient Advisors, a compensation consulting advisory firm, to advise on executive compensation matters in 2014, 2015, and 2016, for which Farient was paid a total of $87,000, $31,000, and $78,000, respectively.

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

Incentive Program. Our Incentive Program has been designed using a combination of the LTIP, which awards cash incentive payments based on relative total return to unitholders, together with the PRU plan, which uses a blend of cash and restricted limited partner units to reward annual decision making that is aligned with the Partnership’s strategies. By designing the Incentive Program to align with both long-term decision making and performance, the Committee believes it has mitigated the risk to the Partnership that could be driven by excessive focus on short-term goals. Our Incentive Program is part of our performance culture and is intended to provide balanced reward opportunities tied to a variety of performance outcomes that drive unitholder value. The Committee subjects the programs to continual review with assistance from management and an independent consultant, and has concluded that the Incentive Program is designed to contribute to our success and reasonably unlikely to have a material adverse effect on the Partnership.

When considering our compensation philosophies and programs, the Committee takes into account the need to reward historical performance and encourage prospective thinking, balanced against the possibility that some compensation structures can encourage unnecessary risk-taking. We balance our overall executive compensation packages using a combination of equity-based and cash awards, and we determine those awards on the basis of past performance, but in a manner the Committee believes promotes prospective success. For example, executives involved in our Fee Timber segment are rewarded based upon their demonstrated ability to balance short-term objectives, such as growing acreage and harvest volume, against longer-term strategic thinking that benefits unitholders by optimizing harvest volumes in relation to market prices for our logs. Similarly, our Real Estate executives are compensated not just on the basis of properties sold during a given period, but also on making investments in a particular property in relation to the value we can ultimately realize on the sale of that property in the future. While no program can insure against all avenues of inappropriate risk-taking, we believe our compensation policies and structures allow the committee sufficient flexibility to take into account all factors that might be relevant to an executive’s performance, allowing us to reward success while doing so on a basis that avoids opportunistic or short-term thinking.

Long-Term Incentive Program (LTIP). The LTIP represents the Partnership’s cash bonus plan for the CEO and other senior management personnel, and focuses on relative total unitholder return measured over a rolling three-year period ending on the last day of the fiscal year for which the award is to be computed. Specifically, at the beginning and end of each period, the Partnership measures the arithmetic average trading price of the Partnership’s limited partner units over the sixty-trading day period preceding the first day and the last day of the three-year measurement period. The Partnership also takes into account all distributions to unitholders during that period, and compares the resulting total returns to those provided to security holders within a group of the Partnership’s peers as measured using the same methodology. The peer group definition has evolved over time and has been based upon the recommendation of the Partnership’s compensation consultant to include companies within the forest products industry, as well as those in real estate or agriculture deemed to have a strong focus on land or natural resources.  The following group of 15 companies was used as a benchmark for the 2014-16 performance cycle.

Forest Products	Real Estate	Agriculture
Deltic (DEL)	EastGroup Properties (EGP)	Alico (ALCO)
Plum Creek (PCL) *	First Potomac (FPO)	Griffin Industrial Realty (GRIF)
Potlatch (PCH)	Forestar Group Inc. (FOR)	Limoneira (LMNR)
Rayonier (RYN)	Monmouth RE Investment (MNR)
St. Joe (JOE)	Tejon Ranch (TRC)
CatchMark Timber Trust (CTT)
Weyerhaeuser (WY)
* Note: PCL was acquired by WY in February 2016. PCL was included in the peer group as it was a separate company for the majority of this performance cycle.

Following the close of each rolling three-year LTIP performance period, the Committee ranks the Partnership’s total unitholder return against those of the selected peer companies, and makes awards if the Partnership’s total return is equal to or greater than the twentieth (20th) percentile. The fiftieth (50th) percentile within that ranking represents the Partnership’s “target performance level,” which results in a payout of 100% of the target LTIP bonus. The maximum award, which results in awards of 200% of the target LTIP amount, occurs when the Partnership is at or above the eightieth (80th) percentile. Actual payouts are determined in proportionate fashion when the total returns fall between the 20th (zero bonus) and 80th percentile (200% of target bonus). The Committee has the discretion to adjust award levels upward or downward by 20% of the actual formula bonus.

Participants in the LTIP. Participation in the LTIP is comprised of the CEO and other executives selected by the Committee, generally from executives who report directly to the CEO.

Performance Restricted Unit Plan (“PRU”). The PRU is the equity-based element of the Incentive Program, although awards can be made in cash, restricted units, or a combination of each.  Awards from this component of the Incentive Program are based upon a target pool established at the beginning of each fiscal year and adjusted upward or downward as participants are added to or deleted from the Incentive Program. For 2016, the payout award pool consisted of 4,850 units for Mr. Ringo and 10,010 units for all other participants collectively.

Determination of Performance Awards. PRU awards are determined for the various participants on the basis of the participant’s role in the Partnership’s management, and are measured on the basis of the quality of performance and decision making against a broad spectrum of criteria, organized by business segment as follows:

Fee Timber. Fee Timber participants in the PRU are evaluated primarily on the basis of growth in our timberland holdings that, in turn, increase our sustainable harvest volume.

Timberland Investment Management. Timberland Investment Management participants are evaluated on the basis of investor capital commitments and internal rates of return for the Funds.

Real Estate. Because our real estate revenues vary tremendously with market conditions, and sale transactions are relatively infrequent, real estate participants are evaluated heavily on the estimated impact of entitlements and land improvements on the market value of our portfolio properties.

Corporate. Our corporate personnel are evaluated primarily on per unit growth in per unit distributable income.

The Committee has the discretion to adjust the award levels from 0% to 200% of the target award levels based on the quality of participants’ performance and decision-making for the year. Awards may be adjusted below target levels in the event of poor performance or decision-making that exposes the Partnership to significant risk or loss, or above target levels for high-quality performance or generating or implementing decisions, plans or programs that are of major positive influence on the Partnership.

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

Participants in the PRU. In addition to the named executive officers, current participants in the PRU include 28 additional management personnel within two organizational levels below the Partnership’s CEO. As job duties change, the participants may be modified by the committee.

Clawbacks. The Partnership’s incentive compensation program is subject to the clawback provisions of the Dodd-Frank Act and Section 304 of the Carbaines-Oxley Act. The HR Committee reserves the right and option to require the return of incentive compensation paid pursuant to the Incentive Program in any instances of employee misconduct or a restatement of the Partnership’s financial reports affecting the calculation of the payout amounts. The Partnership adheres to all applicable regulations of the SEC, NASDAQ, and other governmental authorities regarding obligations to seek disgorgement of erroneous or excessive compensation.

Perquisites and Other Personal Benefits. We do not provide perquisites or other personal benefits to our executive officers or senior managers. We do not own or lease aircraft for our executives’ personal use or otherwise. Our health care and medical insurance programs, as well as our defined contribution retirement plan (401(k)), are the same for all salaried employees, including officers. Further information regarding our defined contribution plan is set forth below in the paragraph entitled “Defined Contribution Retirement Savings Plan.”

Defined Benefit Pension Plans. None of our named executive officers participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us.

Defined Contribution Retirement Savings Plan. As of December 31, 2016 all our employees are eligible to participate in our defined contribution plan, which is a tax qualified plan pursuant to Section 401(k) of the Code. During each of the years 2014 through 2016 the Partnership matched 50% of the employees’ contributions up to 8% of compensation. Partnership contributions to the plan amounted to $176,000, $191,000, and $182,000 for each of the years ended December 31, 2014, 2015, and 2016, respectively. Employees become fully vested in the Partnership’s contribution over a six-year period. The Partnership does not discriminate between executive and non-executive employees with respect to any aspect of this plan.

Agreements Between the Partnership and Executive Officers. Each employee is employed at the will of the Partnership and does not have a term of guaranteed employment. We do not have any employment agreements with any of our named executive officers. We do have in place, however, a change in control agreement with the CEO (see discussion below).

Severance and Other Termination Benefits

The Committee recognizes that, as with all publicly traded entities, a change in control of Pope Resources or its Managing General Partner may occur and that the uncertainty created by this potential event could result in the loss or distraction of executives, with a resulting detriment to unitholders. To that end, Pope Resources has entered into a change in control agreement with Mr. Ringo that is intended to align his interests with the unitholders’ by enabling him to promote the Partnership’s interests in connection with strategic transactions that may be in the best interests of unitholders without undue concern for personal circumstances.

The Partnership’s severance program is based on a “double trigger” mechanism, which means that upon the involuntary termination of the executive’s employment (other than “for cause,” and including resignation for certain specified reasons) within eighteen months after a change in control occurs, the following benefits would be provided:

•	cash payments equal to two times Mr. Ringo’s base salary, plus the executive’s target bonus for the year in which the change in control occurred;

•	immediate vesting of all outstanding unit option awards consistent with the terms of the Pope Resources 2005 Equity Incentive Plan; and

•	continued coverage for Mr. Ringo and his dependents under Pope Resources’ health and welfare plan for up to 18 months after termination.

The following table summarizes the cash payments that would have been due to Mr. Ringo if a change in control event had occurred on December 31, 2016.

Two times base salary	$750,000
Target bonus	$225,000
Total cash payments	$975,000

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

Summary Compensation Table

The following table sets forth information regarding compensation earned by our named executive officers for the years 2014 through 2016:

Name and Principal Position	Year	Salary ($)	Unit Awards ($) (1)	Non-equity Incentive Program Compensation ($) (2)	All Other Compensation ($) (3)	Total ($)
Thomas M. Ringo President and CEO	2016	366,667	317,675	142,160	24,491	850,993
	2015	325,000	166,400	160,000	22,445	673,845
President, CEO and CFO (4)	2014	225,605	83,903	180,000	23,900	513,408
Kevin C. Bates Vice President of Timberland Investments	2016	240,792	176,850	88,850	17,540	524,032
	2015	193,959	64,000	100,000	20,475	378,434
	2014	177,677	62,150	113,500	22,145	375,472
John D. Lamb Vice President and CFO (4)	2016	253,125	52,400	—	55,800	361,325
	2015	175,190	64,000	—	39,500	278,690
Jonathon P. Rose Vice President - Real Estate and President of Olympic Property Group	2016	209,271	89,080	88,850	19,700	406,901
	2015	204,167	64,000	100,000	20,995	389,162
	2014	194,997	62,150	113,500	20,635	391,282
David L. Nunes President and CEO (4)	2014	184,241	—	—	24,800	209,041

(1)
Amounts represent the market value on the date of grant of restricted units received in January 2017, 2016 and 2015, respectively, as compensation under the PRU plan for 2016, 2015 and 2014 performance. Expense will be recognized, however, over the four-year vesting period for each of these grants with 25% vesting each year.

(2)
Represents awards earned for each of the years 2014 through 2016 under the LTIP but paid out in January 2015, 2016, and 2017, respectively, as discussed in the Compensation Discussion and Analysis.  Messrs. Ringo, Bates and Rose earned additional compensation of $24,000, $16,000 and $16,000, respectively, in 2014 which was paid in June 2015. These amounts were awarded to recognize the additional responsibilities assumed by these individuals following the departure of Mr. Nunes until the appointment of Mr. Ringo as the permanent CEO.

(3)
Amounts represent matching contributions to the Partnership’s 401(k) plan made by the Partnership on behalf of the executive, and distributions received by the executive on unvested restricted Partnership units (the value of the restricted units is described under footnote (1) above and not repeated here). For Mr. Lamb, the amount also includes $37,500 earned in 2015 and paid in 2016 and $50,000 earned in 2016 and paid in 2017 in recognition that he will not receive his first payment under the LTIP until 2018.

(4)
Mr. Nunes served as CEO until May 31, 2014. Mr. Ringo was designated interim CEO effective June 1, 2014, and continued in his role as CFO. Mr. Ringo became the Partnership’s permanent CEO on December 1, 2014 and continued to serve as CFO until Mr. Lamb was designated CFO effective April 20, 2015.

Grants of Plan Based Awards Table

The following table supplements the Summary Compensation Table and lists both annual and long-term incentive awards made during 2016 to each named executive officer.

			Estimated Future Payouts Under Non-Equity Incentive Program Awards (1)			Estimated Future Payouts Under Equity Incentive Program Awards
Name	Type of Award	Grant Date (2)	Thresh -old ($)	Target ($)	Maximum ($)	Thresh -old ($)	Target ($)	Maximum ($)	All Other Unit Awards: Number of Shares of Unit or Units (#) (3)	All Other Options Awards: Number of Securities Underlying Options (#)	Closing Price on Grant Date ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Thomas M Ringo President and CEO	LTIP 2016-18	None	—	225,000	450,000
	RU	1/13/16							2,600		64.50	167,700
Kevin C. Bates Vice President	LTIP 2016-18	None	—	80,000	160,000
	RU	1/13/16							800		64.50	51,600
John D. Lamb Vice President and CFO	LTIP 2016-18	None	—	80,000	160,000				—
	RU	1/13/16							1000		64.50	64,500
Jonathon P. Rose Vice President	LTIP 2016-18	None	—	50,000	100,000
	RU	1/13/16							1,200		64.50	77,400

(1)
Reflects potential awards under the LTIP. The LTIP was implemented in 2010 with an initial “cycle” corresponding to the performance period 2008 – 10, a second cycle for the performance period 2009 – 11, and so on up through the ninth cycle for the performance period 2016 – 18 which is the only cycle shown in the table above since its performance period initiated in calendar year 2016. Payouts for the 2012-14, 2013-15, and 2014-16 cycles are reflected in the Summary Compensation Table (see footnote (2) from that table). A description of how the LTIP functions is described above under Long-Term Incentive Program (LTIP).

(2)	No grant date attaches to LTIP cycles.

(3)	Reflects the grant of time-based restricted units that will vest ratably over a four-year period on each of the four anniversaries of the grant dates.

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

Units Available for Issuance

There are 1,105,815 units authorized under the Plan. As of December 31, 2016 there were 892,865 authorized but unissued units in the Plan.

Unit Options

There are currently no unexpired and unexercised options.

Vesting Schedule

Under the PRU plan, restricted units granted ordinarily vest ratably over four years, with 25% vesting on each anniversary of the grant.  The administrator may vary this schedule in its discretion.

Unit Appreciation Rights

In addition to Unit grants, the administrator of the Plan may grant unit appreciation rights. Unit appreciation rights represent a right to receive the appreciation in value, if any, of the Partnership’s units over the base value of the unit appreciation right. As of the date of this report, no unit appreciation rights have been granted under the Plan.

Adjustments, Changes in Our Capital Structure

The number and kind of units available for grant under the, as well as the exercise price of outstanding options, will be subject to adjustment by the Committee in the event of any merger or consolidation.

Administration

The Committee has broad discretion to determine all matters relating to securities granted under the Plan.

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

Outstanding Equity Awards At Fiscal Year-End; Option Exercise and Units Vested

The following table summarizes the outstanding equity award holdings of our named executive officers as of December 31, 2016:

	Option Awards					Unit Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Units That Have Not Vested (#)	Market Value of Units That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Thomas M. Ringo President and CEO	—	—	—			4,961	329,014	—	—
Kevin C. Bates Vice President	—	—	—			3,050	202,276	—	—
John D. Lamb Vice President and CFO	—	—	—			1,000	66,320	—	—
Jonathon P. Rose Vice President	—	—	—			3,250	215,540	—	—

The following table summarizes the number of units acquired and amounts realized by our named executive officers during the year ended December 31, 2016 on the vesting of restricted units.

	Option Awards		Unit Awards
Name	Number of Units Acquired on Exercise	Value Realized on Exercise	Number of Units Acquired on Vesting	Value Realized on Vesting
	(#)	($)	(#) (1)	($)
Thomas M. Ringo President and CEO	—	—	2,026	131,956
Kevin C. Bates V.P. Timberland Investments	—	—	2,000	130,693
John D. Lamb Vice President and CFO	—	—	—	—
Jonathon P. Rose V.P. Real Estate	—	—	1,800	117,495

(1)
Of the 2,026 units acquired upon vesting in 2016 by Mr. Ringo, he tendered back 548 units with an aggregate value of $35,694 to the Partnership in lieu of paying cash for payroll taxes due on vesting. As such, Mr. Ringo retained a net position of 1,478 of these units. Of the 1,800 units acquired upon vesting in 2016 by Mr. Rose, he tendered back 487 units with an aggregate value of $31,781 to the Partnership in lieu of paying cash for payroll taxes due on the vesting.  As such, Mr. Rose retained a net position of 1,313 of these units.

Officer Unit Ownership Guidelines

In January 2016, the Partnership adopted unit ownership guidelines under which the President/CEO should hold units with a value of five times annual base salary. These guidelines are effective for our 2016 fiscal year but the President/CEO has five years to satisfy the guideline. We do not have formal unit ownership guidelines for our other named executive officers. As of February 17, 2017, Messrs. Ringo, Lamb, Bates and Rose owned units of Pope Resources that had the following values expressed as multiples of 2016 base salary.  In addition, the table below outlines in a relative sense how the respective ownership positions of each named executive officer was obtained.

		Thomas M. Ringo	Kevin C. Bates	John D. Lamb	Jonathan P. Rose
A	Total # of units owned - excluding unvested restricted units	24,006	19,494	1,000	6,313
B	Value of units owned - excluding unvested restricted units	$1,691,943	$1,373,937	$70,480	$444,940
C	Base salary	$375,000	$250,000	$253,750	$210,125
	Value divided by salary - B/C	4.5	5.5	0.3	2.1
% of A acquired via:
	Open market purchase	8%	6%	75%	—%
	Exercise of options	37%	19%	—%	26%
	Vesting of restricted units	55%	75%	25%	74%
D	Total # of unvested restricted units	7,811	4,050	1,550	3,010
E	Value of unvested restricted units	$550,519	$285,444	$109,244	$212,145
	Value divided by salary - E/C	1.5	1.1	0.4	1.0
F	Combined value of all owned units - B plus E	$2,242,462	$1,659,381	$179,724	$657,085
	Value divided by salary - F/C	6.0	6.6	0.7	3.1

Director Compensation

Compensation of the outside directors of Pope MGP, Inc. consists of a quarterly retainer of $7,500. The Lead Director receives a quarterly retainer of $2,000. Members of the Audit Committee and Human Resources Committee receive additional quarterly retainers of $1,875 and $1,250, respectively. The Chairman of the Audit Committee and the Human Resources Committee receive an additional quarterly retainer of $3,125 and $2,000, respectively. Directors may elect to receive all or a portion of their director fees in units rather than cash. The number of units issued as payment for the quarterly retainers is determined by dividing the retainer amount by the closing price on the last trading day of each fiscal quarter, rounded down to the nearest whole unit. The remaining retainer amount is paid in cash.

The following table sets forth a summary of the compensation we paid to our non-employee directors for their services as such in 2016:

Name	Fees Earned or Paid in Cash ($)	Unit Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Program Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation ($) (3)	Total ($)
William R. Brown	53,790	50,052	—	—	—	4,273	108,115
John E. Conlin	130	100,422	—	—	—	8,473	109,025
Sandy D. McDade (4)	15,499	—				66,299	81,798
Maria M. Pope	160	84,892	—	—	—	8,473	93,525
J. Thurston Roach (4)	30,015	50,052	—	—	—	4,236	84,303

(1)
Amounts include the market value on the date of grant (January 13, 2016) of restricted units received during the year.  These units are subject to a trading restriction until the units vest. These unit grants vest ratably over four years, with 25% vesting on each anniversary of the grant. In addition, amounts include units with a value of $50,370 for Mr. Conlin and $34,840 for Ms. Pope who elected to receive their quarterly retainers in the form of units. For each of Messrs. Conlin and Roach, a total of 750 restricted units granted during fiscal year 2012 vested and became eligible for trading on January 11, 2016. For Mr. Conlin, Mr. Roach and Ms. Pope, 750 units granted during fiscal year 2013 vested and became eligible for trading on January 11, 2016. For Mr. Roach, an additional 750 units vested and became eligible for trading on his retirement effective September 6, 2016.

(2)	No options were awarded in 2016.

(3)
Amounts represent distributions received on unvested restricted Partnership units. For Mr. McDade, amounts also include fees earned of $14,167 and a unit grant with a market value on the date of grant (May 6, 2016) of $50,019 received in his capacity as a board advisor prior to his election as director effective September 6, 2016, and $568 for consultation services.

(4)	Mr. Roach retired and was succeeded by Mr. McDade effective September 6, 2016.

Report of the Human Resources Committee on Executive Compensation

The Human Resources Committee of the General Partner’s Board of Directors has reviewed and discussed the contents of this Compensation Discussion and Analysis, required by Item 402(b) of SEC Regulation S-K, with the Partnership’s management and, based on such review and discussions, recommended to the General Partner’s Board of Directors that it be included in this Annual Report on Form 10-K.

The Committee’s report is also intended to describe in general terms the process the Committee undertakes and the matters it considers in determining the appropriate compensation for the Partnership’s executive officers: Messrs. Ringo, Lamb, Bates, and Rose.

Composition of the Committee

The Committee is comprised of William R. Brown, John E. Conlin, Sandy D. McDade, and Maria M. Pope. Mr. Conlin served as Committee Chair during 2016. J. Thurston Roach served on the Committee until his retirement from the Board in September. None of the members are or were officers or employees of the Partnership or the General Partner.

Conclusion

The Human Resources Committee believes that for 2016 the compensation terms for Messrs. Ringo, Lamb, Bates, and Rose, as well as for our other management personnel, were clearly related to the realization of the goals and strategies established by the Partnership. The discussion set forth in this section entitled “Compensation Discussion and Analysis” is hereby adopted as the Report of the Human Resources Committee for the year ended December 31, 2016.

John E. Conlin, Chair
 William R. Brown
Sandy D. McDade
 Maria M. Pope

Audit Committee Report on Financial Statements

The Audit Committee of the General Partner’s Board of Directors has furnished the report set forth in the following section entitled “Responsibilities and Composition of the Audit Committee” on the Partnership’s year-end financial statements and audit for fiscal year 2016. The Audit Committee’s report is intended to identify the members of the Audit Committee and describe in general terms the responsibilities the Audit Committee assumes, the process it undertakes, and the matters it considers in reviewing the Partnership’s financial statements and monitoring the work of the Partnership’s external auditors.

Responsibilities and Composition of the Audit Committee

The Audit Committee is responsible for (1) hiring the Partnership’s independent registered public accounting firm and overseeing their performance of the audit functions assigned to them, (2) approving any non-audit services to be provided by the external auditors, and (3) approving all fees paid to the independent registered public accounting firm. Additionally, the Audit Committee reviews the Partnership’s quarterly and year-end financial statements with management and the independent registered public accounting firm. The Board of Directors has adopted an Audit Committee Charter filed as in Exhibit 3.12 to this Annual Report on form 10-K.

The Audit Committee is comprised of William R. Brown, John E. Conlin, and Sandy D. McDade. Mr. Brown serves as Audit Committee Chair. J. Thurston Roach served as the Chairman of the Committee until his retirement from the Board in September. All members of the Audit Committee are independent as defined under NASDAQ Rule 5605(a)(2) and Exchange Act Section 10A(m)(3), and all are financially literate. Mr. Brown is designated as a “financial expert” for purposes of NASDAQ Rule 5605(c)(2)(A).

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

William R. Brown, Chair
John E. Conlin
Sandy D. McDade

Item 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITY HOLDER MATTERS

Principal Unitholders

As of February 17, 2017, the following persons were known or believed by the Partnership (based solely on statements made in filings with the SEC or other information we believe to be reliable) to be the beneficial owners of more than 5% of the outstanding Partnership units:

Name and Address of Beneficial Owner	Number Of Units (1)	Percent of Class
James H. Dahl 501 Riverside, Suite 902 Jacksonville, FL 32202	514,202 (2)	11.8
Emily T. Andrews 601 Montgomery Street Suite 2000 San Francisco, CA 94111	498,203 (3)	11.4
Pictet Asset Management SA 60 Route des Acacias 1211 Geneva 73 Switzerland	362,680 (4)	8.3
Maria M. Pope 133 SW 2nd Ave., Ste. 301 Portland, OR 97204	323,425 (5)	7.4

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

(3)
Includes a total of 60,000 units held by Pope MGP, Inc., and Pope EGP, Inc., the Partnership’s general partners, attributable to Mrs. Andrews by virtue of that certain Shareholders Agreement entered into by and among Pope MGP, Inc., Pope EGP, Inc., Peter T. Pope, Emily T. Andrews, Pope & Talbot, Inc., present and future directors of Pope MGP, Inc. and the partnership, dated as of November 7, 1985. Mrs. Andrews is deemed to exercise shared voting and dispositive power over units held by the general partners because of her relationship to the Emily T. Andrews 1987 Revocable Trust, over which she holds or shares control. Mrs. Andrews disclaims beneficial ownership of units held by the general partners except to the extent of her pecuniary interest therein.

(4)	Pictet Asset Management filed a Schedule 13G on February 13, 2017 that indicates it has shared voting and investment power over these units.

(5)
Includes (a) 239,317 units held by a limited liability company controlled by Ms. Pope; (b) 2,471 unvested restricted units; (c) 1,125 units held jointly with Ms. Pope’s spouse for which she disclaims beneficial ownership; (d) 20,167 units held in trust for Ms. Pope’s children for which she disclaims beneficial ownership; and (e) 60,000 units held by Pope MGP, Inc. and Pope EGP, Inc., as to which she shares investment and voting power pursuant to the shareholders agreement referenced in Footnote (3). Ms. Pope is deemed to exercise shared voting and dispositive power over units held by the general partners because of her position as trustee of the Pope Family Trust dated 1986. Ms. Pope disclaims beneficial ownership of units held by the general partners except to the extent of her pecuniary interest therein.

Management

As of February 17, 2017, the beneficial ownership of the Partnership units of (1) the named executives (2) the directors of the Partnership’s general partners, (3) the general partners of the Partnership, and (4) the Partnership’s officers, directors and general partners as a group, was as follows. **

Name	Position and Offices	Number of Units (1)	Percent of Class
Thomas M. Ringo	Director, President and CEO, Pope MGP, Inc. and the Partnership	31,817 (2)	*
William R. Brown	Director, Pope MGP, Inc.	2,290 (3)	*
John E. Conlin	Director, Pope MGP, Inc.	26,970 (4)	*
Sandy D. McDade	Director, Pope MGP, Inc.	1,500 (5)	*
Maria M. Pope	Director, Pope MGP, Inc.	323,425 (6)	7.4
John D. Lamb	Vice President and CFO	2,550 (7)	*
Kevin C. Bates	Vice President of Timberland Investments	23,544 (8)	*
Jonathan P. Rose	Vice President – Real Estate and President of Olympic Property Group	9,323 (9)	*
Pope MGP, Inc.	Managing General Partner of the Partnership	6,000	*
Pope EGP, Inc.	Equity General Partner of the Partnership	54,000	1.2
All General partners, directors and officers of general partners, and officers of the Partnership as a group (8 individuals and 2 entities)		421,419 (10)	9.6

*           Less than 1%
**        The address of each of these parties is c/o Pope Resources, 19950 Seventh Avenue NE, Suite 200, Poulsbo, WA 98370.

(1)
Each beneficial owner has sole voting and investment power unless otherwise indicated. Includes restricted units that are unvested since beneficial owner receives distributions on all such restricted units.

(2)	Includes 7,811 unvested restricted units.

(3)	Includes 2,096 unvested restricted units.

(4)	Includes 2,471 unvested restricted units.

(5)	Consists of unvested restricted units

(6)
Includes 239,317 units held by a limited liability company controlled by Ms. Pope; 2,471 unvested restricted units and 1,125 units held jointly with Ms. Pope’s spouse for which she disclaims beneficial ownership.  Also includes 20,187 units held in trust for Ms. Pope’s children for which she disclaims beneficial ownership and 60,000 units held by Pope MGP, Inc. and Pope EGP, Inc., as to which she shares investment and voting power.

(7)	Includes 1,550 unvested restricted units.

(8)	Includes 4,050 unvested restricted units.

(9)	Includes 3,010 unvested restricted units.

(10)	For this computation, the 60,000 units held by Pope MGP, Inc. and Pope EGP, Inc. are excluded from units beneficially owned by Ms. Pope. Includes 24,959 unvested restricted units.

Equity Compensation Plan Information

The following table presents certain information with respect to the Partnership’s equity compensation plans and awards thereunder on December 31, 2016.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	N/A	892,865

Equity compensation plans not approved by security holders	-	-	-
Total	-	N/A	892,865

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

General Partner Fee. Pope MGP, Inc. receives an annual fee of $150,000, and reimbursement of administrative costs for its services as managing general partner of the Partnership, as stipulated in the Partnership Agreement. In accordance with our governing documents, two of the directors of the Pope MGP, Inc. are appointed by each of its two stockholders. Maria M. Pope is currently a director and stockholder of Pope MGP, Inc.

Director Independence

With the exception of Mr. Ringo, our Chief Executive Officer, and subject to the above discussions regarding the relationships between the Partnership and the Managing General Partner, all of the directors of the Managing General Partner are independent under applicable laws and regulations and the listing standards of NASDAQ.

Item 14.            PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes fees related to the Partnership’s principal accountants, KPMG LLP, during 2016 and 2015.

Description of services	2016	%	2015	%
Audit (1)	$454,670	89%	$477,930	88%
Audit related (2)	54,450	11%	64,360	12%
Tax (3)	—	—	—	—
All other fees (4)	1,780	—%	$1,650	—%
Total	$510,900	100%	$542,290	100%

(1)
Fees represent the arranged fees for the years presented, including the annual audit of internal controls as mandated under Sarbanes-Oxley section 404, and out-of-pocket expenses reimbursed during the years presented.

(2)	Fees represent the arranged fees for the years presented in connection with the audits of ORM Timber Operating Company II, LLC, and ORM Timber Fund III (REIT) Inc.

(3)	Fees paid for professional services in connection with tax consulting.

(4)	Subscription to KMPG LLP’s Accounting Research Online tool.

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

10.1	Form of Change of control agreement. (5)

10.2	Second Amended and Restated Master Loan Agreement between Pope Resources and Northwest Farm Credit Services, FLCA dated July 20, 2016. (13)

10.3	Second Amended and Restated Master Loan Agreement between Pope Resources and Northwest Farm Credit Services, PCA dated July 20, 2016. (13)

10.4	Mortgage, Financing statement and Fixture Filing executed by Pope Resources in favor of Northwest Farm Credit Services, FLCA dated June 10, 2010. (8)

10.5	Mortgage, Financing statement and Fixture Filing executed by Pope Resources in favor of Northwest Farm Credit Services, PCA dated June 10, 2010. (8)

10.6	First Amended and Restated Term Note from Pope Resources to Northwest Farm Credit Services, FLCA dated June 10, 2010. (8)

10.7	Term Note from Pope Resources to Northwest Farm Credit Services, FLCA dated June 10, 2010. (8)
10.8	Note and Loan Agreement between Pope Resources and Northwest Farm Credit Services, FLCA dated July 20, 2016. (13)

10.9	Note and Loan Agreement between Pope Resources and Northwest Farm Credit Services, FLCA dated August 4, 2016. (13)

10.10	Amended and Restated Note and Loan Agreement between Seventh Avenue Poulsbo, LLC and Northwest Farm Credit Services, FLCA dated September 30, 2016. (14)

10.11	Revolving Operating Note from Pope Resources to Northwest Farm Credit Services, PCA dated April 1, 2015. (12)

10.12	Loan Agreement between ORM Timber Operating Company II, LLC and Metropolitan Life Insurance Company dated September 1, 2010. (8)

10.13	First Amendment to Loan Agreement between ORM Timber Operating Company II, LLC and Metropolitan Life Insurance Company dated February 7, 2011. (8)

10.14	Promissory Note from ORM Timber Operating Company II, LLC to Metropolitan Life Insurance Company dated September 1, 2010. (8)

10.15	Guaranty by ORM Timber Fund II, Inc. in favor of Metropolitan Life Insurance Company dated September 1, 2010. (8)

10.16	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing between ORM Timber Operating Company II, LLC and Metropolitan Life Insurance Company dated September 1, 2010. (8)

10.17	Trust Deed, Security Agreement, Assignment of Leases and Rents and Fixture Filing between ORM Timber Operating Company II, LLC and Metropolitan Life Insurance Company dated September 1, 2010. (8)

10.18	Second Amendment to Loan Agreement between ORM Timber Operating Company II, LLC and Metropolitan Life Insurance Company dated August 15, 2013. (10)

10.19	Promissory Note from ORM Timber Operating Company II, LLC to Metropolitan Life Insurance Company dated August 15, 2013. (10)

10.20	Amendment and Reaffirmation of Guaranty by ORM Timber Fund II, Inc. in favor of Metropolitan Life Insurance Company dated August 15, 2013. (10)

10.21
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

10.23	Master Loan Agreement among ORM Timber Fund III (REIT) Inc. and Northwest Farm Credit Services, FLCA and Northwest Farm Credit Services, PCA dated December 2, 2013. (10)

10.24	Promissory Note from ORM Timber Fund III (REIT) Inc. to Northwest Farm Credit Services, FLCA dated December 2, 2013. (10)

10.25
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

10.28	Guaranty Agreement by ORM Timber Fund III LLC and ORM Timber Fund III (Foreign) LLC in favor of Northwest Farm Credit Services, FLCA dated December 2, 2013. (10)

10.29	Guaranty Agreement by ORM Timber Fund III LLC and ORM Timber Fund III (Foreign) LLC in favor of Northwest Farm Credit Services, FLCA dated December 2, 2013. (10)

10.30	Amendment No. 3 to Master Loan Agreement among ORM Timber Fund III (REIT) Inc. and Northwest Farm Credit Services, FLCA and Northwest Farm Credit Services, PCA dated October 14, 2014. (11)

10.31	Amendment No. 5 to Master Loan Agreement among ORM Timber Fund III (REIT) Inc. and Northwest Farm Credit Services, FLCA and Northwest Farm Credit Services, PCA dated November 11, 2016. (14)

10.32	Promissory Note from ORM Timber Fund III (REIT) Inc. to Northwest Farm Credit Services, FLCA dated October 14, 2014. (11)

10.33	Mortgage, Financing Statement and Fixture Filing between ORM Timber Fund III (REIT) Inc. and Northwest Farm Credit Services, PCA dated October 14, 2014. (11)

10.34	Mortgage, Financing Statement and Fixture Filing between ORM Timber Fund III (REIT) Inc. and Northwest Farm Credit Services, FLCA dated October 14, 2014. (11)

21.1	Significant Subsidiaries. (14)

23.1	Consent of Registered Independent Public Accounting Firm. (14)

31.1	Certificate of Chief Executive Officer. (14)

31.2	Certificate of Chief Financial Officer. (14)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (14)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (14)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Partnership’s registration on Form 10 filed under File No. 1-9035 and declared effective on December 5, 1985.

(2)	Incorporated by reference from the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 1987.

(3)	Incorporated by reference from the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 1988.

(4)	Incorporated by reference from the Partnership’s Proxy Statement filed on February 14, 1997.

(5)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2005.

(6)	Filed with Form S-8 on September 9, 2005.

(7)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2007.

(8)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2010.

(9)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2012.

(10)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2013.

(11)	Incorporated by reference to the Partnership’s annual report on form 10-K for the fiscal year ended December 31, 2014.

(12)	Incorporated by reference to the Partnership’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2015.

(13)	Incorporated by reference to the Partnership’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2016.

(14)	Filed with this annual report on Form 10-K for the fiscal year ended December 31, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POPE RESOURCES, A Delaware
Limited Partnership

By POPE MGP, INC.
Managing General Partner

Date: March 1, 2017	By /s/ Thomas M. Ringo
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the date indicated.

Date: March 1, 2017	By /s/ Thomas M. Ringo
Thomas M. Ringo,
President and Chief Executive Officer (principal executive officer), Partnership and Pope MGP, Inc.; Director, Pope MGP, Inc.

Date: March 1, 2017	By /s/ John D. Lamb
John D. Lamb
Vice President and Chief Financial Officer (principal financial officer), Partnership and Pope MGP, Inc.

Date: March 1, 2017	By /s/ Sean M. Tallarico
Sean M. Tallarico
Controller (principal accounting officer), Partnership

Date: March 1, 2017	By /s/ William R. Brown
William R. Brown
Director, Pope MGP, Inc.

Date: March 1, 2017	By /s/ John E. Conlin
John E. Conlin
Director, Pope MGP, Inc.

Date: March 1, 2017	By /s/ Sandy D. McDade
Sandy D. McDade
Director, Pope MGP, Inc.

Date: March 1, 2017	By /s/ Maria M. Pope
Maria M. Pope
Director, Pope MGP, Inc.