Form 10-K/A
period 2016-12-31
POPE RESOURCES LTD PARTNERSHIP
filed 2017-03-22
CIK 784011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
Amendment No. 1
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
Documents incorporated by reference: None

EXPLANATORY NOTE

Pope Resources, A Delaware Limited Partnership, is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2016 as previously filed with the Securities and Exchange Commission on March 1, 2017 (the “Original Filing”) solely to include biographical information about one of the Partnership’s directors in Part III, Item 10 that was inadvertently omitted from the Original Filing. The information filed as Part III, Item 10, is restated below.

This Amendment does not update any disclosures to reflect developments since the filing date of the Original Filing.

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
Director since December 2005. Co-President, NWQ Investment Management Company LLC, 2006 to present. Member, Board of Advisors, Victory Park Capital, 2009 to present. Member, Corporate Advisory Board, University of Michigan, Ross School of Business, 2006 to present and currently Chairman. Member, University of Rochester Endowment Committee, 2006 to present. Director, ACME Communications, 2005 to 2008. Director, Cannell Capital Management 2002 to 2006. CEO, Robertson Stephens, Inc, from 2001 to 2003; COO, Robertson Stephens, Inc, from 1999 to 2000. Held numerous positions with Credit Suisse from 1983 to 1999, the last of which was Managing Director. Mr. Conlin’s background in corporate finance, capital-raising and financial analysis bring the Partnership a perspective that is unique among our directors. Moreover, Mr. Conlin offers an ability to assess capital needs, structures and returns relating to the performance and operation of the Partnership, the Funds, and our strategic goals and objectives.

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

Name	Age	Position, Background, and Qualifications to Serve
Maria M. Pope (1), (4)	52
Director since December 2012. Senior Vice President of Power Supply and Operations and Resource Strategy since March 2013 of Portland General Electric, an electric utility. Senior Vice President, Chief Financial Officer and Treasurer of Portland General Electric from 2009 through February 2013; Director, Portland General Electric from 2006 through 2008. Vice President and Chief Financial Officer, Mentor Graphics Corporation, a software company, from July 2007 to December 2008. Vice President and General Manager, Wood Products Division of Pope & Talbot, Inc., a pulp and wood products company, from December 2003 to April 2007; Vice President, Chief Financial Officer and Secretary of Pope & Talbot, Inc. from 1999 to 2003. Pope & Talbot, Inc. filed a voluntary petition under Chapter 11 of the federal bankruptcy laws on November 19, 2007. Ms. Pope previously worked for Levi Strauss & Co. and Morgan Stanley & Co., Inc. Ms. Pope has extensive board experience, having served on several U.S. and Canadian corporate boards across a number of industries, including forest products. Ms. Pope is the Chair of Oregon Health Sciences University (OHSU), and is on the board of Umpqua Holdings Corporation (NASDAQ: UMPQ). She previously served on the boards of Sterling Financial Corp. (NASDAQ: STSA), Premera Blue Cross, TimberWest Forest Corp. (TSE: TWF) and was the Chair of the Council of Forest Industries (COFI), Western Canada’s industry association.

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

5)	Designated financial expert for the Board of Directors Audit Committee

Board of Directors of the Managing General Partner

Board Composition. The Managing General Partner’s Certificate of Incorporation provides that directors are divided into two classes, each class serving a period of two years. The Managing General Partner’s shareholders elect approximately one-half of the members of the Board of Directors annually, and this election is governed by a shareholders agreement between the Managing General Partner’s two stockholders. The terms of the Class A directors expire on December 31, 2018, and the terms of the Class B directors expire on December 31, 2019. The directors’ election to the Board of Directors is subject to a voting agreement between the Managing General Partner’s two shareholders, Ms. Maria M. Pope and Mrs. Emily T. Andrews. Sandy D. McDade serves as Mrs. Andrews’ appointee to the Board of Directors. The Board of Directors met seven times in 2016, with six of the meetings in person, to discuss Partnership matters. The composition of our Board of Directors is established by the Limited Partnership Agreement and by the Managing General Partner’s shareholders agreement, and accordingly, as permitted by NASDAQ Rules IM-5065-7 and 5615(a)(4), board nominations are not made or approved by a separate nominating committee or by a majority of the independent directors.

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

Exhibits.

No.	Document

31.1	Certificate of Chief Executive Officer.

31.2	Certificate of Chief Financial Officer.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POPE RESOURCES, A Delaware
Limited Partnership

By POPE MGP, INC.
Managing General Partner

Date: March 22, 2017	By /s/ Thomas M. Ringo
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the date indicated.

Date: March 22, 2017	By /s/ Thomas M. Ringo
Thomas M. Ringo,
President and Chief Executive Officer (principal executive officer), Partnership and Pope MGP, Inc.; Director, Pope MGP, Inc.

Date: March 22, 2017	By /s/ John D. Lamb
John D. Lamb
Vice President and Chief Financial Officer (principal financial officer), Partnership and Pope MGP, Inc.

Date: March 22, 2017	By /s/ Sean M. Tallarico
Sean M. Tallarico
Controller (principal accounting officer), Partnership

Date: March 22, 2017	By /s/ William R. Brown
William R. Brown
Director, Pope MGP, Inc.

Date: March 22, 2017	By /s/ John E. Conlin
John E. Conlin
Director, Pope MGP, Inc.

Date: March 22, 2017	By /s/ Sandy D. McDade
Sandy D. McDade
Director, Pope MGP, Inc.

Date: March 22, 2017	By /s/ Maria M. Pope
Maria M. Pope
Director, Pope MGP, Inc.