Form 10-Q
period 2017-03-31
POPE RESOURCES LTD PARTNERSHIP
filed 2017-05-08
CIK 784011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Large Accelerated Filer ☐	Accelerated Filer ☒	Emerging growth company ☐
Non-accelerated Filer ☐	Smaller Reporting Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐          No ☒

Partnership units outstanding at April 30, 2017: 4,368,151

Pope Resources
Index to Form 10-Q Filing
For the Three Months Ended March 31, 2017

P A R T  I – FINANCIAL INFORMATION
ITEM 1
FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
Pope Resources, a Delaware Limited Partnership
March 31, 2017 and December 31, 2016
(in thousands)

	2017	2016
ASSETS
Current assets
Partnership cash	$1,871	$1,871
ORM Timber Funds cash	2,489	1,066
Cash	4,360	2,937
Accounts receivable, net	3,229	4,381
Land and timber held for sale	7,873	20,503
Prepaid expenses and other	1,629	4,385
Total current assets	17,091	32,206
Properties and equipment, at cost
Timber and roads, net of accumulated depletion (2017 - $115,424; 2016 - $110,533)	279,393	279,793
Timberland	55,153	54,369
Land held for development	24,674	24,390
Buildings and equipment, net of accumulated depreciation (2017 - $7,838; 2016 - $7,713)	5,526	5,628
Total property and equipment, at cost	364,746	364,180
Other assets
Deferred tax and other assets	2,290	2,664
Total assets	$384,127	$399,050

LIABILITIES, PARTNERS’ CAPITAL AND NONCONTROLLING INTERESTS
Current liabilities
Accounts payable	$1,731	$2,620
Accrued liabilities	3,332	3,843
Current portion of long-term debt	5,120	5,119
Deferred revenue	455	418
Current portion of environmental remediation liability	5,520	8,650
Other current liabilities	386	398
Total current liabilities	16,544	21,048
Long-term debt, net of unamortized debt issuance costs and current portion	128,268	125,291
Environmental remediation and other long-term liabilities	4,038	4,247
Partners’ capital and noncontrolling interests
General partners' capital (units issued and outstanding 2017 - 60; 2016 - 60)	946	934
Limited partners' capital (units issued and outstanding 2017 - 4,267; 2016 - 4,255)	59,010	58,199
Noncontrolling interests	175,321	189,331
Total partners’ capital and noncontrolling interests	235,277	248,464
Total liabilities, partners’ capital and noncontrolling interests	$384,127	$399,050
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
Pope Resources, a Delaware Limited Partnership
For the Three Months Ended March 31, 2017 and 2016
(in thousands, except per unit data)

	2017	2016
Revenue	$17,345	$11,069
Cost of sales	(11,201)	(7,140)
Operating expenses	(4,262)	(3,373)
General and administrative expenses	(1,701)	(1,604)
Gain on sale of timberland	12,503	226
Income (loss) from operations	12,684	(822)

Interest expense, net	(1,010)	(658)

Income (loss) before income taxes	11,674	(1,480)
Income tax expense	(56)	(50)
Net income (loss)	11,618	(1,530)

Net and comprehensive (income) loss attributable to noncontrolling interests - ORM Timber Funds	(8,248)	496
Net and comprehensive income (loss) attributable to unitholders	$3,370	$(1,034)

Allocable to general partners	$47	$(14)
Allocable to limited partners	3,323	(1,020)
Net and comprehensive income (loss) attributable to unitholders	$3,370	$(1,034)

Basic and diluted earnings (loss) per unit attributable to unitholders	$0.77	$(0.25)

Basic and diluted weighted average units outstanding	4,325	4,311

Distributions per unit	$0.70	$0.70
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (Unaudited)
Pope Resources, a Delaware Limited Partnership
Three Months Ended March 31, 2017
(in thousands)

	Attributable to Pope Resources
	General Partners	Limited Partners	Noncontrolling Interests	Total
December 31, 2016	$934	$58,199	$189,331	$248,464
Net income	47	3,323	8,248	11,618
Cash distributions	(42)	(3,016)	(23,083)	(26,141)
Capital call	—	—	825	825
Equity-based compensation	8	597	—	605
Indirect repurchase of units for minimum tax withholding	(1)	(93)	—	(94)
March 31, 2017	$946	$59,010	$175,321	$235,277

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Pope Resources, a Delaware Limited Partnership
Three Months Ended March 31, 2017 and 2016
(in thousands)

	2017	2016
Net income (loss)	$11,618	$(1,530)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depletion	4,922	2,330
Equity-based compensation	605	416
Depreciation and amortization	110	184
Deferred taxes	65	—
Cost of land sold	230	904
Gain on sale of timberland	(12,503)	(226)
Gain on disposal of property and equipment	(1)	(13)
Cash flows from changes in operating accounts
Accounts receivable, net	1,151	333
Prepaid expenses and other assets	3,066	(33)
Real estate project expenditures	(1,825)	(569)
Accounts payable and accrued liabilities	(1,401)	(654)
Deferred revenue	37	175
Environmental remediation	(3,329)	(3,222)
Other current and long-term liabilities	(21)	(55)
Net cash provided by (used in) operating activities	2,724	(1,960)

Cash flows from investing activities
Reforestation and roads	(335)	(263)
Capital expenditures	(23)	(122)
Proceeds from sale of property and equipment	11	13
Acquisition of timberland - Partnership	(4,951)	—
Proceeds from sale of timberland - Funds	26,444	445
Net cash provided by investing activities	21,146	73

Cash flows from financing activities
Line of credit borrowings	10,000	1,500
Line of credit repayments	(7,000)	—
Repayment of long-term debt	(30)	(28)
Debt issuance costs	(7)	—
Payroll taxes paid on unit net settlements	(94)	(152)
Cash distributions to unitholders	(3,058)	(3,043)
Cash distributions - ORM Timber Funds, net of distributions to Partnership	(23,083)	(2,155)
Capital call - ORM Timber Funds, net of Partnership contribution	825	—
Net cash used in financing activities	(22,447)	(3,878)

Net increase (decrease) in cash	1,423	(5,765)
Cash at beginning of period	2,937	9,706
Cash at end of period	$4,360	$3,941
See accompanying notes to condensed consolidated financial statements.

POPE RESOURCES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2017

1.
The condensed consolidated balance sheets as of March 31, 2017 and December 31, 2016 and the related condensed consolidated statements of comprehensive income, partners’ capital and cash flows for the three-month periods ended March 31, 2017 and 2016 have been prepared by Pope Resources, A Delaware Limited Partnership (the “Partnership”), pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements are unaudited, but, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2016 is derived from the Partnership’s audited consolidated financial statements and notes thereto for the year ended December 31, 2016, and should be read in conjunction with such financial statements and notes. The results of operations for the interim periods are not indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2017.

2.
The financial statements in the Partnership’s 2016 annual report on Form 10-K include a summary of significant accounting policies of the Partnership and should be read in conjunction with this Quarterly Report on Form 10-Q.

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective on January 1, 2018. Early application is not permitted. The Partnership will adopt this standard using the cumulative effect transition method applied to uncompleted contracts as of the date of adoption. Under this method, the cumulative effect of initially applying the standard is recorded as an adjustment to partners’ capital. This new standard may result in accelerating the recognition of revenue in the Real Estate segment for performance obligations that are satisfied over time, which generally consist of construction and landscaping activity in common areas completed after transaction closing. Management does not expect, however, that the impact will be material to the Partnership’s financial reporting.

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

Effective January 1, 2017, the Partnership adopted ASU 2016-09, which simplifies several aspects of accounting for share-based payment transactions, including income tax consequences, award classification, cash flows reporting, and forfeiture rate application. The adoption of this standard did not have a material impact on the Partnership’s consolidated financial statements.

3.
Prepaid expenses and other current assets included $850,000 held by Internal Revenue Code Section 1031 like-kind exchange intermediaries at March 31, 2017 and December 31, 2016. Deferred tax and other assets included $1.5 million and $1.9 million held by like-kind exchange intermediaries at March 31, 2017 and December 31, 2016, respectively.

4.
The Partnership has two general partners: Pope MGP, Inc. and Pope EGP, Inc. In total, these two entities own 60,000 partnership units. The allocation of distributions, profits and losses among the general and limited partners is pro rata across all units outstanding.

5.
ORM Timber Fund II, Inc. (Fund II), ORM Timber Fund III (REIT) Inc. (Fund III) and ORM Timber Fund IV LLC (Fund IV), collectively “the Funds”, were formed by Olympic Resource Management LLC (ORMLLC), a wholly owned subsidiary of the Partnership, for the purpose of attracting capital to purchase timberlands. The objective of these Funds is to generate a return on investments through the acquisition, management, value enhancement and sale of timberland properties. Each fund is organized to operate for a specific term from the end of its respective investment period; ten years for each of Fund II and Fund III and fifteen years for Fund IV. Fund II and Fund III are scheduled to terminate in March 2021 and December 2025, respectively. Fund IV will terminate on the fifteenth anniversary of its investment period. Fund IV’s investment period will end on the earlier of placement of all committed capital or December 31, 2019, subject to certain extension provisions.

Pope Resources and ORMLLC together own 20% of Fund II, 5% of Fund III and 15% of Fund IV. The Funds are considered variable interest entities because their organizational and governance structures are the functional equivalent of a limited partnership. As the managing member of the Funds, the Partnership is the primary beneficiary of each of the Funds as it has the authority to direct the activities that most significantly impact their economic performance, as well as the right to receive benefits and obligation to absorb losses that could potentially be significant to the Funds. Accordingly, the Funds are consolidated into the Partnership’s financial statements. Additionally, the obligations of each of the Funds do not have any recourse to the Partnership.

In January 2017, Fund II closed on the sale of one of its tree farms, located on the Oregon coast, for $26.5 million. The carrying value of this tree farm, consisting of $11.1 million for timber and roads and $2.8 million for land, is reflected in land and timber held for sale on the consolidated balance sheets as of December 31, 2016. The Partnership’s share of the pretax profit or loss generated by this tree farm was a gain of $2.5 million and a loss of $3,000 for the quarters ended March 31, 2017 and 2016, respectively.

The Partnership’s condensed consolidated balance sheet included assets and liabilities of the Funds as of March 31, 2017 and December 31, 2016, which were as follows:

(in thousands)	March 31, 2017	December 31, 2016
Assets:
Cash	$2,489	$1,066
Land and timber held for sale	—	13,941
Other current assets	838	2,195
Total current assets	3,327	17,202
Properties and equipment, net of accumulated depletion and depreciation (2017 - $42,207; 2016 - $38,306)	245,454	249,197
Total assets	$248,781	$266,399
Liabilities and equity:
Current liabilities	$1,941	$2,256
Long-term debt, net of unamortized debt issuance costs	57,274	57,268
Total liabilities	59,215	59,524
Funds’ equity	189,566	206,875
Total liabilities and equity	$248,781	$266,399

6.
In the presentation of the Partnership’s revenue and operating income (loss) by segment, all intersegment revenue and expense is eliminated to determine operating income (loss) reported externally. The following tables reconcile internally reported income (loss) from operations to externally reported income (loss) from operations by business segment, for the quarters ended March 31, 2017 and 2016:

	Fee Timber
Three Months Ended March 31, (in thousands)	Pope Resources	ORM Timber Funds	Total Fee Timber	Timberland Investment Management	Real Estate	Other	Consolidated
2017
Revenue - internal	$9,191	$7,706	$16,897	$848	$667	$—	$18,412
Eliminations	(85)	—	(85)	(848)	(134)	—	(1,067)
Revenue - external	9,106	7,706	16,812	—	533	—	17,345

Cost of sales	(3,542)	(7,093)	(10,635)	—	(566)	—	(11,201)

Operating, general and administrative expenses - internal	(1,244)	(1,773)	(3,017)	(1,073)	(1,205)	(1,735)	(7,030)
Eliminations	57	848	905	107	21	34	1,067
Operating, general and administrative expenses - external	(1,187)	(925)	(2,112)	(966)	(1,184)	(1,701)	(5,963)
Gain on sale of timberland	—	12,503	12,503	—	—	—	12,503

Income (loss) from operations - internal	4,405	11,343	15,748	(225)	(1,104)	(1,735)	12,684
Eliminations	(28)	848	820	(741)	(113)	34	—

Income (loss) from operations - external	$4,377	$12,191	$16,568	$(966)	$(1,217)	$(1,701)	$12,684

2016
Revenue - internal	$4,438	$5,362	$9,800	$823	$1,384	$—	$12,007
Eliminations	(48)	—	(48)	(815)	(75)	—	(938)
Revenue - external	4,390	5,362	9,752	8	1,309	—	11,069

Cost of sales	(1,608)	(4,285)	(5,893)	—	(1,247)	—	(7,140)

Operating, general and administrative expenses - internal	(1,200)	(1,243)	(2,443)	(741)	(1,108)	(1,623)	(5,915)
Eliminations	27	815	842	67	10	19	938
Operating, general and administrative expenses -external	(1,173)	(428)	(1,601)	(674)	(1,098)	(1,604)	(4,977)
Gain on sale of timberland	—	226	226	—	—	—	226

Income (loss) from operations - internal	1,630	60	1,690	82	(971)	(1,623)	(822)
Eliminations	(21)	815	794	(748)	(65)	19	—

Income (loss) from operations - external	$1,609	$875	$2,484	$(666)	$(1,036)	$(1,604)	$(822)

7.
Basic and diluted earnings per unit are calculated by dividing net and comprehensive income (loss) attributable to unitholders, adjusted for non-forfeitable distributions paid out to unvested restricted unitholders and preferred shareholders of Fund II and Fund III, by the weighted average units outstanding during the period. There were no dilutive securities outstanding during the periods presented. The following table shows the calculation of basic and diluted earnings per unit:

	Quarter Ended March 31,
(in thousands, except per unit amounts)	2017	2016
Net and comprehensive income (loss) attributable to Pope Resources’ unitholders	$3,370	$(1,034)
Less:
Net and comprehensive income attributable to unvested restricted unitholders	(23)	(25)
Preferred share dividends - ORM Timber Funds	(8)	(8)
Net and comprehensive income (loss) for calculation of earnings per unit	$3,339	$(1,067)

Basic and diluted weighted average units outstanding	4,325	4,311

Basic and diluted earnings (loss) per unit	$0.77	$(0.25)

8.
In the first quarter of 2017, the Partnership issued 14,860 restricted units pursuant to the management incentive compensation program and 3,820 restricted units to members of the Board of Directors. These restricted units vest ratably over four years with the grant date fair value equal to the market price on the date of grant. During the three months ended March 31, 2017, 556 units were granted with no restrictions to certain board members who elected to receive their quarterly board compensation in the form of units rather than cash. Units granted to directors are included in the calculation of total equity compensation expense which is recognized over the vesting period, for restricted units, or immediately for unrestricted units. Grants to retirement-eligible individuals on the date of grant are expensed immediately. The Partnership recognized $605,000 and $416,000 of equity compensation expense in the first quarter of 2017 and 2016, respectively, related to these compensation programs.

9.
Supplemental disclosure of cash flow information: interest paid, net of amounts capitalized, totaled $570,000 and $397,000 for the first quarter of 2017 and 2016, respectively. The Partnership paid no income taxes during the first quarter of 2017 and paid income taxes of $50,000 in the first quarter of 2016.

10.
During the first quarter of 2017, the Partnership closed on acquisitions of timberland in western Washington totaling 1,648 acres for $5.0 million. The aggregate purchase price was allocated $783,000 to land and $4.2 million to timber and roads.

11.
In March 2017, the Partnership amended its $21.0 million credit facility with Northwest Farm Credit Services to extend the drawdown period from March 31, 2017 to July 1, 2017. The Partnership had $6.0 million outstanding under this facility at March 31, 2017 and December 31, 2016.

12.
The Partnership’s financial instruments include cash and accounts receivable, for which the carrying amount of each represents fair value based on current market interest rates or their short-term nature.

The Partnership’s and the Funds’ fixed-rate debt collectively have a carrying value of $106.8 million as of March 31, 2017 and December 31, 2016. The estimated fair value of this debt, based on current interest rates for similar instruments (Level 2 inputs in the Fair Value Hierarchy), is approximately $110.5 million and $111.0 million as of March 31, 2017 and December 31, 2016, respectively.

13.
The Partnership had an accrual for estimated environmental remediation costs of $9.4 million and $12.8 million as of March 31, 2017 and December 31, 2016, respectively. The environmental remediation liability represents management’s estimate of payments to be made to monitor and remediate certain areas in and around Port Gamble Bay, Washington.

In December of 2013, a consent decree and Clean-up Action Plan (CAP) related to Port Gamble were finalized with the Washington State Department of Ecology (DOE) and filed with Kitsap County Superior Court. In the third quarter of 2015, the Partnership selected a contractor to complete the remediation work. Remediation activity began in late September of 2015 and the required in-water portion of the cleanup was completed in January 2017 and will be followed by cleanup activity on the millsite and by a monitoring period. Management’s cost estimates for the remainder of the project are based on amounts included in the construction contract and estimates for project management and other professional fees.

The environmental liability at March 31, 2017 is comprised of $5.5 million that management expects to expend in the next 12 months and $3.9 million thereafter.

Activity in the environmental liability is as follows:

(in thousands)	Balance at Beginning of the Period	Additions to Accrual	Expenditures for Remediation	Balance at Period-end
Year ended December 31, 2015	$21,651	$—	$4,890	$16,761
Year ended December 31, 2016	16,761	7,700	11,691	12,770
Quarter ended March 31, 2017	12,770	—	3,329	9,441

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

EXECUTIVE OVERVIEW

Pope Resources, A Delaware Limited Partnership (“we” or the “Partnership”), is engaged in three primary businesses. The first, and by far most significant segment in terms of owned assets and operations, is the Fee Timber segment. This segment includes timberlands owned directly by the Partnership and operations of three private equity funds (“Fund II”, “Fund III” and “Fund IV”, collectively, the “Funds”). When we refer to the timberland owned by the Partnership, we describe it as the Partnership’s tree farms. We refer to timberland owned by the Funds as the Funds’ tree farms. When referring collectively to the Partnership’s and Funds’ timberland we will refer to them as the Combined tree farms. Operations in this segment consist of growing timber to be harvested as logs for sale to domestic manufacturers and export brokers. The second most significant business segment in terms of total assets owned is the development and sale of real estate. Real Estate activities primarily include securing permits and entitlements, and in some cases, installing infrastructure for raw land development and then realizing that land’s value by selling larger parcels to buyers who will take the land further up the value chain by either selling homes to retail buyers or lots to developers of commercial property. Since these land projects span multiple years, the Real Estate segment may incur losses for multiple years while a project is developed, and will not recognize operating income until that project is sold. In addition, within this segment we sometimes negotiate and sell development rights in the form of conservation easements (CE’s) on Fee Timber properties which preclude future development, but allow continued forestry operations. Our third business segment, which we refer to as Timberland Investment Management, is engaged in organizing and managing private equity timber funds using capital invested by third parties and the Partnership.

Our current strategy for adding timberland acreage is centered primarily on our private equity timber fund business model. However, we acquire smaller timberland parcels from time to time to add on to the Partnership’s existing tree farms. In addition, during periods when the Funds’ committed capital is fully invested, we may look to acquire larger timberland properties for the Partnership. Our three active timber funds have assets under management totaling approximately $355 million as of March 31, 2017 based on the most recent appraisals. Through our 20% co-investment in Fund II, our 5% co-investment in Fund III and our 15% co-investment in Fund IV, we have deployed $26 million of Partnership capital. Fund IV, launched in December 2016, has not yet deployed any capital to acquire timberland properties. Our co-investment affords us a share of the Funds’ operating cash flows while also allowing us to earn asset management and timberland management fees, as well as potential future incentive fees, based upon the overall success of each fund. We also believe that this strategy allows us to maintain more sophisticated expertise in timberland acquisition, valuation, and management on a more cost-effective basis than we could for the Partnership’s timberlands alone. We believe our co-investment strategy also enhances our credibility with existing and prospective Fund investors by demonstrating that we have both an operational and a financial commitment to the Funds’ success.

The Funds are consolidated into our financial statements, but then income or loss attributable to equity owned by third parties is subtracted from consolidated results in our Condensed Consolidated Statements of Comprehensive Income under the caption “Net and comprehensive (income) loss attributable to non-controlling interests-ORM Timber Funds” to arrive at net and comprehensive income (loss) attributable to unitholders of the Partnership.

The strategy for our Real Estate segment centers around how and when to “harvest” a parcel of land and optimize value realization by selling the property, balancing the long-term risks and costs of carrying and developing a property against the potential for income and cash flows upon sale. Land held for development by our Real Estate segment represents property in western Washington that has been deemed suitable for residential and commercial building sites. Land and timber held for sale represents those properties in the development portfolio that we expect to sell in the next year.

First quarter highlights

•
Harvest volume was 27.3 million board feet (MMBF) in Q1 2017 compared to 15.6 MMBF in Q1 2016, a 75% increase. These harvest volume figures do not include timber deed sales of 0.3 MMBF in Q1 2017 sold by ORM Timber Fund III. The harvest volume and log price realization metrics cited below also exclude these timber deed sales, except as noted otherwise.

•	Average realized log price per thousand board feet (MBF) was $596 in Q1 2017 compared to $591 per MBF in Q1 2016, a 1% increase.

•
As a percentage of total harvest, volume sold to domestic markets in Q1 2017 decreased to 59% from 60% in Q1 2016, while the mix of volume sold to export markets was 22% in Q1 2017 compared to 18% in Q1 2016. Hardwood, cedar and pulpwood log sales make up the balance of harvest volume.

•	Fund II recognized a gain of $12.5 million on the sale of one of its tree farms in January 2017. This sale generated a $5.5 million distribution to the Partnership.

•	The Partnership acquired 1,648 acres of timberland in western Washington for $5.0 million, or $3,004 per acre.

Outlook

Unlike 2016, our 2017 harvest volume should be distributed more evenly throughout the year. We expect our total 2017 harvest volume to be between 112 and 118 MMBF, including timber deed sales. In our Real Estate segment, we expect to close on the sale of up to 93 single-family lots from our Harbor Hill project, the majority of which we expect to occur in the fourth quarter, as well as a number of other potential land and conservation easement sales.

RESULTS OF OPERATIONS

The following table reconciles and compares key revenue and cost elements that impacted our net income (loss) attributable to unitholders for the respective quarters ended March 31, 2017 and 2016.  The explanatory text that follows the table describes in detail certain of these changes by business segment.

(in thousands)	Quarter Ended March 31,
Net income (loss) attributable to Pope Resources’ unitholders:
2017 period	$3,370
2016 period	(1,034)
Variance	$4,404
Detail of variance:
Fee Timber
Log volumes (A)	$6,915
Log price realizations (B)	137
Gain on sale of timberland	12,277
Timber deed sales	72
Production costs	(2,150)
Depletion	(2,592)
Other Fee Timber	(575)
Timberland Investment Management	(300)
Real Estate
Land sales	(85)
Other Real Estate	(96)
General and administrative costs	(97)
Net interest expense	(352)
Income taxes	(6)
Noncontrolling interests	(8,744)
Total variances	$4,404

(A)	Volume variance calculated by extending change in sales volume by the average log sales price for the comparison period.

(B)	Price variance calculated by extending the change in average realized price by current period sales volume.

Fee Timber

Fee Timber results include operations on 120,000 acres of timberland owned by the Partnership and 88,000 acres of timberland owned by the Funds. Fee Timber revenue is earned primarily from the harvest and sale of logs from these timberlands which are located in western Washington, northwestern Oregon, and northern California. Revenue is driven primarily by the volume of timber harvested and the average log price realized on the sale of that timber. Our harvest volume is based typically on manufactured log sales to domestic mills and log export brokers. We also occasionally sell rights to harvest timber (timber deed sale) from the Combined tree farms. The metrics used to calculate volumes sold and average price realized during the reporting periods exclude timber deed sales, except where stated otherwise. Harvest volumes are generally expressed in million board feet (MMBF) increments while harvest revenue and related costs are generally expressed in terms of revenue or cost per thousand board feet (MBF).

Fee Timber revenue is also derived from commercial thinning operations, ground leases for cellular communication towers, and royalties from gravel mines and quarries, all of which, along with timber deed sales, are included in other revenue below. Commercial thinning consists of the selective cutting of timber stands not yet of optimal harvest age. They do, however, have some commercial value, thus allowing us to earn revenue while at the same time improving the projected value at harvest of the remaining timber in the stand.

Revenue and operating income for the Fee Timber segment for the quarters ended March 31, 2017, December 31, 2016, and March 31, 2016 were as follows:

(in millions) Quarter ended	Log Sale Revenue	Other Revenue	Total Fee Timber Revenue	Gain on Sale of Timberland	Operating Income	Harvest Volume (MMBF)	Timber Deed Sale Volume (MMBF)
Partnership	$8.7	$0.4	$9.1	$—	$4.4	14.1	—
Funds	7.6	0.1	7.7	12.5	12.2	13.2	0.3
Total March 2017	$16.3	$0.5	$16.8	$12.5	$16.6	27.3	0.3

Partnership	$15.4	$0.5	$15.9	$0.8	$8.1	25.5	—
Funds	6.7	1.6	8.3	—	0.1	12.2	4.7
Total December 2016	$22.1	$2.1	$24.2	$0.8	$8.2	37.7	4.7

Partnership	$4.0	$0.4	$4.4	$—	$1.6	6.3	—
Funds	5.2	0.2	5.4	0.2	0.9	9.3	—
Total March 2016	$9.2	$0.6	$9.8	$0.2	$2.5	15.6	—

Operating Income

Comparing Q1 2017 to Q4 2016.  Operating income increased $8.4 million, or 102%, from Q4 2016. Our Q1 2017 results reflect a $12.5 million gain on the January 2017 sale of a 6,500-acre tree farm on the Oregon coast by Fund II. In Q4 2016, we recognized a $769,000 gain on the sale of 159 acres of Partnership timberland. Contributing further to the increase in operating income was a 25% decrease in cost of sales, a $529,000 decrease in operating expenses, and a 1% increase in average realized log prices. A 28% decrease in delivered log volume and a $1.2 million decline in timber deed sales limited the increase in operating income.

Comparing Q1 2017 to Q1 2016.  Operating income increased $14.1 million, or 564%, from Q1 2016. Our Q1 2017 results reflect a $12.5 million gain on the January 2017 sale of a 6,500-acre tree farm by Fund II. In Q1 2016, we recognized a $226,000 gain on the sale of 205 acres of Fund timberland. Contributing further to the increase in operating income was a 77% increase in harvest volume (including timber deed sales) and a 1% increase in average realized log prices. An 80% increase in cost of sales (tied to the volume increase), and a $542,000 increase in operating expenses limited the increase in operating income.

Revenue

Comparing Q1 2017 to Q4 2016.  Log sale revenue in Q1 2017 decreased $5.8 million, or 26%, from Q4 2016 due primarily to a 28% decrease in harvest volume, offset partially by a 1% increase in average realized log prices. Our 2016 harvest volume had been heavily back-loaded to the fourth quarter, during which we harvested 41% of that year’s delivered log volume. By contrast, we expect that our harvest pattern throughout 2017 will be distributed more evenly throughout the year. The $1.6 million decrease in other revenue is primarily attributable to a $1.3 million decrease in timber deed sales from Fund timberlands.

Comparing Q1 2017 to Q1 2016.  Log sale revenue in Q1 2017 increased $7.1 million, or 77%, from Q1 2016, primarily as a result of a 75% increase in harvest volume and a 1% increase in average realized log prices. Log markets were stronger in Q1 2017 relative to Q1 2016 as a result of reductions in log supply caused by unusual amounts of rain and snow in our Pacific Northwest operating region and incremental demand due to market expectations of pending duties on Canadian lumber imports.

Log Volume

We harvested the following log volumes by species from the Combined tree farms, exclusive of timber deed sales, for the quarters ended March 31, 2017, December 31, 2016, and March 31, 2016:

Volume (in MMBF)		Quarter Ended
		Mar-17	% Total	Dec-16	% Total	Mar-16	% Total
Sawlogs	Douglas-fir	16.0	59%	23.1	61%	8.6	55%
	Whitewood	5.5	20%	8.1	22%	2.7	17%
	Pine	—	—%	0.5	1%	—	—%
	Cedar	0.7	2%	0.6	2%	0.9	6%
	Hardwood	0.5	2%	0.8	2%	0.6	4%
Pulpwood	All Species	4.6	17%	4.6	12%	2.8	18%
Total		27.3	100%	37.7	100%	15.6	100%

Comparing Q1 2017 to Q4 2016. Harvest volume decreased 10.4 MMBF, or 28%, in Q1 2017 from Q4 2016. Our Q4 2016 harvest volume was unusually high, representing 41% of our total 2016 delivered log volume, reflecting our decision to back-load the 2016 harvest. Our species mix during the two quarters was relatively unchanged, with the exception of an increase in pulpwood that was a function of the specific units selected for harvest.

 Comparing Q1 2017 to Q1 2016. Harvest volume increased 11.7 MMBF, or 75%, in Q1 2017 from Q1 2016. Log markets were stronger in Q1 2017 than in Q1 2016, prompting us to harvest a greater proportion of our annual harvest volume during the quarter, whereas in Q1 2016 we dialed back our harvest volume in response to weak log markets. Our species mix for Q1 2017 consisted of a higher proportion of Douglas-fir and whitewood sawlogs and a lower proportion of the minor species and pulpwood compared to Q1 2016. This is reflective of the stronger log markets in Q1 2017.

Log Prices

Logs from the Combined tree farms serve a number of different domestic and export markets, with domestic mills historically representing our largest market destination. Export customers consist of log brokers who sell the logs primarily to Japan, China and, to a lesser degree, Korea.

We realized the following log prices by species for the quarters ended March 31, 2017, December 31, 2016, and March 31, 2016:

		Quarter Ended
		Mar-17	Dec-16	Mar-16
Average price realizations (per MBF):
Sawlogs:	Douglas-fir	$663	$652	$620
	Whitewood	548	537	490
	Pine	—	460	—
	Cedar	1,369	1,213	1,514
	Hardwood	615	631	539
Pulpwood:	All Species	290	289	312
Overall		596	588	591

The following table compares the dollar and percentage change in log prices from each of Q4 2016 and Q1 2016 to Q1 2017:

		Change to Q1 2017 from Quarter Ended
		Dec-16		Mar-16
		$/MBF	%	$/MBF	%
Sawlogs:	Douglas-fir	$11	2%	$43	7%
	Whitewood	11	2%	58	12%
	Pine	n/a	n/a	n/a	n/a
	Cedar	156	13%	(145)	(10%)
	Hardwood	(16)	(3%)	76	14%
Pulpwood:	All Species	1	—%	(22)	(7%)
Overall		8	1%	5	1%

Overall realized log prices in Q1 2017 were 1% higher than Q4 2016. Our overall average realized log price is influenced heavily by price movements for our two most prevalent species on the Combined tree farms, Douglas-fir and whitewood, and the relative mix of harvest volume of those two species. From Q4 2016 to Q1 2017, realized log prices for Douglas-fir and whitewood each increased 2%. Douglas-fir and whitewood both benefited from stronger export market competition. Domestic log prices were supported by supply restrictions stemming from unusual amounts of rain and snow in our operating region and market expectations of pending duties on Canadian lumber imports. The 13% increase in cedar prices is the result of seasonal patterns wherein manufacturers ramp up for the spring and summer construction season.

From Q1 2016 to Q1 2017, average realized log prices increased 1%. Species mix was largely unchanged between the two comparable quarters. Whitewood prices declined 3% and pulpwood was down 19%. The decline in pulpwood was due to an abundance of residual wood chips in the market, which decreases demand for pulpwood logs from which to produce chips.

Customers

The ultimate decision of whether to sell our logs into the domestic or export market is based on the net proceeds we receive after taking into account both the delivered log prices and the cost to deliver logs to the customer. As such, our reported log price realizations will reflect our properties’ proximity to customers as well as the broader log market.

The table below categorizes logs sold by customer type for the quarters ended March 31, 2017, December 31, 2016, and March 31, 2016:

	Q1 2017			Q4 2016			Q1 2016
	Volume			Volume			Volume
Destination	MMBF	%	Price	MMBF	%	Price	MMBF	%	Price
Domestic mills	16.1	59%	$653	25.8	69%	$624	9.4	60%	$653
Export brokers	6.1	22%	670	6.5	17%	654	2.8	18%	669
Hardwood	0.5	2%	615	0.7	2%	631	0.6	4%	539
Pulpwood	4.6	17%	290	4.7	12%	289	2.8	18%	312
Total	27.3	100%	596	37.7	100%	588	15.6	100%	591
Timber deed sale	0.3		229	4.7		279	—		—
Total	27.6			42.4			15.6

Comparing Q1 2017 to Q4 2016. Volume sold to the export market increased to 22% of Q1 2017 volume from 17% of Q4 2016 volume due to the stronger export markets noted earlier, while volume sold to the domestic market decreased to 59% of Q1 2017 volume from 69% of Q4 2016 volume. The relative amount of volume sold as pulpwood increased to 17% in Q1 2017 from 12% in Q4 2016 due to a number of lower-quality stands that contained a higher component of pulpwood.

Comparing Q1 2017 to Q1 2016. The relative volume sold to our various customer types and as pulpwood changed little during Q1 2017 compared to Q1 2016.

Cost of Sales

Fee Timber cost of sales, which consists predominantly of harvest, haul and depletion costs, vary with harvest volume.

Fee Timber cost of sales for the quarters ended March 31, 2017, December 31, 2016, and March 31, 2016, was as follows, with the first table expressing these costs in total dollars and the second table expressing those costs that are driven by volume on a per MBF basis:

(in thousands) Quarter Ended	Harvest, Haul and Tax	Depletion	Other	Total Fee Timber Cost of Sales	Harvest Volume (MMBF)	Timber Deed Sale Volume (MMBF)
Partnership	$2,520	$1,022	$—	$3,542	14.1	—
Funds	3,193	3,900	—	7,093	13.2	0.3
Total March 2017	$5,713	$4,922	$—	$10,635	27.3	0.3

Partnership	$4,878	$1,873	$28	$6,779	25.5	—
Funds	2,682	4,647	52	7,381	12.2	4.7
Total December 2016	$7,560	$6,520	$80	$14,160	37.7	4.7

Partnership	$1,323	$271	$14	$1,608	6.3	—
Funds	2,226	2,059	—	4,285	9.3	—
Total March 2016	$3,549	$2,330	$14	$5,893	15.6	—

(Amounts per MBF) Quarter Ended	Harvest, Haul and Tax *	Depletion *
Partnership	$179	$72
Funds	242	289
Total March 2017	$209	$178

Partnership	$191	$73
Funds	220	275
Total December 2016	$201	$154

Partnership	$210	$43
Funds	239	221
Total March 2016	$228	$149

*	Timber deed sale volumes are excluded in the per MBF computation for harvest, haul and tax costs but included in the per MBF computation for depletion.

Comparing Q1 2017 to Q4 2016. Cost of sales decreased $3.5 million, or 25%, in Q1 2017 from Q4 2016. The decrease was primarily attributable to a 35% decline in harvest volume (including timber deed sales), offset partially by a 16% increase in the depletion rate. The relative share of harvest volume coming from Fund tree farms increased to 49% in Q1 2017 from 40% in Q4 2016. This increased the overall depletion rate as depletion rates are higher for the Funds’ tree farms because they were purchased more recently than the Partnership’s tree farms and thus have a higher cost basis.

Comparing Q1 2017 to Q1 2016. Cost of sales increased $4.7 million, or 80%, in Q1 2017 from Q1 2016, as a result of a 77% increase in harvest volume (including timber deed sales). Two other factors had large, but mostly offsetting, impacts on cost of sales. First, harvest, haul, and tax costs, on a per MBF basis, decreased 8% in Q1 2017 from Q1 2016 as a result of more competitive bidding for our business by logging contractors and a higher proportion of volume from harvest units utilizing lower-cost, ground based logging systems. Second, the Combined depletion rate increased 19% in Q1 2017 from Q1 2016, despite a reduction in the Funds’ share of relative harvest volume (including timber deed sales) to 49% in Q1 2017 from 60% in Q1 2016. The rise in the Combined depletion rate is attributable to a 63% increase in the Partnership’s pooled depletion rate following the Q3 2016 purchase of the Carbon River tree farm. Prior to that acquisition, the Partnership’s pooled depletion rate was based on tree farms that were acquired many years ago at much lower costs relative to current timberland values.

Operating Expenses

Fee Timber operating expenses include the cost of maintaining existing roads and building temporary roads for harvesting, silviculture costs, and other management expenses. For the quarters ended March 31, 2017, December 31, 2016, and March 31, 2016, operating expenses were $2.1 million, $2.6 million, and $1.6 million, respectively. The $529,000 decrease in operating expenses in Q1 2017 from Q4 2016 is attributable to reduced road and silviculture costs. The $511,000 increase in operating expenses in Q1 2017 from Q1 2016 is spread amongst all expense categories, with the largest component being professional fees associated with the start-up of Fund IV.

Gain on Sale of Timberland

The $12.5 million gain on sale of timberland in Q1 2017 resulted from the sale of Fund II’s 6,500-acre Rockaway tree farm on the Oregon coast for $26.5 million. The $769,000 gain on the sale of timberland in Q4 2016 resulted from the sale of 159 acres of Partnership timberland from the Hood Canal tree farm for $899,000. The $226,000 gain on sale of timberland in Q1 2016 resulted from sales of two parcels owned by the Funds. The total sales price for these two parcels was $774,000.

Timberland Investment Management

The Timberland Investment Management (TIM) segment manages timberland portfolios on behalf of three private equity timber funds that currently own a combined 88,000 acres of commercial timberland in western Washington, northwestern Oregon, and northern California. Total assets under management are $355 million based on the most recent appraisals.

Fund Distributions and Fees Paid to the Partnership

Fund distributions are paid from available Fund cash, generated primarily from the harvest and sale of timber after paying all Fund expenses, management fees, and recurring capital costs. The Partnership received combined distributions from the Funds of $5.8 million and $113,000 in the three months ended March 31, 2017, and 2016, respectively, which are eliminated in consolidation. The 2017 distributions included $5.5 million from Fund II’s sale of a 6,500-acre tree farm.
Revenue and Operating Loss

The fees earned from managing the Funds include a fixed component related to invested capital and acres owned, and a variable component related to harvest volume from the Funds’ tree farms.

Revenue and operating loss for the TIM segment for the quarters ended March 31, 2017 and 2016 were as follows:

(in thousands, except invested	Quarter Ended
capital, volume and acre data)	Mar-17	Mar-16
Revenue internal	$848	$823
Intersegment eliminations	(848)	(815)
Revenue external	$—	$8

Operating income (loss) internal	$(225)	$82
Intersegment eliminations	(741)	(748)
Operating loss external	$(966)	$(666)

Invested capital (in millions)	$240	$258
Acres owned by Funds	88,000	94,000
Harvest volume - Funds (MMBF), including timber deed sales	13.5	9.3

Comparing Q1 2017 to Q1 2016. TIM generated management fee revenue of $848,000 and $815,000 from managing the Funds during Q1 2017 and Q1 2016, respectively. The increased harvest volume during Q1 2017 served to boost revenue generated from fees based on harvest volume, though this was offset partially by a decline in revenue generated from fees based on invested capital and acres owned resulting from Fund II’s tree farm sale.

Operating expenses incurred for the quarters ended March 31, 2017, and 2016 totaled $966,000 and $666,000, respectively. The increase in operating expenses is attributable to costs associated with the launch of our fourth timber fund, which occurred at the tail end of 2016, as well as additional personnel costs to manage our expanding timber fund portfolio.

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

“Land Held for Development” on our Condensed Consolidated Balance Sheets represents the Partnership’s cost basis in land that has been identified as having greater value as development property than timberland. Our Real Estate segment personnel work with local officials to obtain entitlements for further development of these parcels

Those properties that are for sale, under contract, and management expects to sell within the next 12 months, are classified on our balance sheet as a current asset under “Land and Timber Held for Sale”. The $7.9 million amount currently in Land and Timber Held for Sale reflects properties that are under contract and expected to close between now and the end of the first quarter of 2018, comprising 93 single-family residential lots from our Harbor Hill project and two single-family lot sales from a separate project.

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

Comparing Q1 2017 to Q1 2016. We did not close on any land sales in Q1 2017, though we did recognize $285,000 of revenue utilizing the percentage-of-completion method on lots for which we had post-closing obligations that were sold from our Harbor Hill development in the fourth quarter of 2016. In Q1 2016, we recognized $1.1 million of revenue from the sale of nine residential lots from Harbor Hill and from previous sales from this project recognized utilizing the percentage-of-completion method. Real Estate operating expenses were $1.2 million and $1.1 million for the first quarters of 2017 and 2016, respectively. These factors resulted in an operating losses of $1.2 million and $1.0 million for the first quarter of 2017 and 2016, respectively.

Real Estate revenue, gross margin and operating income are summarized in the table below for the three months ended March 31, 2017 and 2016:

(in thousands, except units sold and per unit amounts)
For the three months ended:
Description	Revenue	Gross Margin		Units Sold		Revenue per unit	Gross Margin per unit
Residential	$285	$49	*
Total land	285	49
Rentals and other	248	(82)
March 31, 2017 total	$533	$(33)

Residential	1,063	152		Lots:	9	118,111	16,889
Total land	1,063	152
Rentals and other	246	(90)
March 31, 2016 total	$1,309	$62

* Represents revenue recognized on a percentage-of-completion basis on lots sold in Q4 2016.

Environmental Remediation
As disclosed previously, we have a liability for environmental remediation at Port Gamble, Washington, due to contamination that occurred in Port Gamble Bay prior to our 1985 acquisition of the property from Pope & Talbot, Inc. We have adjusted that liability from time to time based on evolving circumstances. The required in-water remediation activity was completed in January 2017. The sediments now stockpiled on the millsite must remain there for a brief time to allow the saltwater in the sediments to rinse out. The stockpiles will then be tested to determine their level of contamination, which will ultimately determine how much, if any, of the material must be relocated to a commercial landfill. To the extent that a greater than expected volume of sediments must be relocated to a commercial landfill, or if transportation costs exceed our estimates, we may incur additional costs. The array of testing commenced in late March 2017 and we expect to receive the testing results during the second and third quarters.
In addition to the handling of the sediments, there will be some cleanup activity on the millsite itself in 2018. The scope of this activity will be influenced by the results of testing to be conducted on the millsite following the removal of the dredged material and our liability includes an estimate of the costs for this activity.
Project costs may still vary due to a number of factors, including but not limited to:
Handling of dredged material: As noted above, to the extent we must relocate more material to a commercial landfill than we have estimated, we may incur additional costs. In addition, we have not yet engaged a contractor to relocate the bulk of dredged material to our property near Port Gamble and the actual per unit cost for this work may differ from our current estimates.
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

General and Administrative (G&A)

G&A expenses were $1.7 million and $1.6 million in the first quarters of 2017 and 2016, respectively, with the increase primarily due to higher incentive compensation accruals driven by this year’s improvement in our unit trading price.

Interest Expense, Net

	Three Months Ended March 31,
(in thousands)	2017	2016
Interest income	$2	$3
Interest expense	(1,128)	(811)
Capitalized interest	116	150
Interest expense, net	$(1,010)	$(658)

The Partnership’s and Fund III’s debt arrangements with Northwest Farm Credit Services (NWFCS) are included in the latter’s patronage program, which rebates a portion of interest paid in the prior year back to the borrower. This NWFCS patronage program is a feature common to most of this lender’s loan agreements. The patronage program reduced interest expense by $314,000 and $251,000 for the first quarters of 2017 and 2016, respectively. The increases in interest expense and the patronage rebate are due to higher debt balances in 2017.
Capitalized interest decreased from 2016 to 2017 due to the reduction in basis from 2016 completed construction activity at Harbor Hill.

Income Tax

The Partnership recorded income tax expense of $56,000 and $50,000 for the quarters ended March 31, 2017 and 2016, respectively,

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

Noncontrolling interests-ORM Timber Funds

The line item “Net and comprehensive (income) loss attributable to noncontrolling interests-ORM Timber Funds” represents the combination of the portions of the net income or loss for the Funds which are attributable to third-party owners; 80% for Fund II, 95% for Fund III, and 85% for Fund IV.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Liquidity and Capital Resources

We ordinarily finance our business activities using operating cash flows and, where appropriate in our assessment, commercial credit arrangements with banks or other financial institutions. During periods of reduced operating cash flows, we have available to us a line of credit that can be accessed in order to provide for liquidity needs. We expect that funds generated internally from operations and externally through financing will provide the required resources for the Partnership’s operations and capital expenditures for at least the next twelve months.

The Partnership’s debt consists of mortgage debt with fixed and variable interest rate tranches and an operating line of credit with Northwest Farm Credit Services (NWFCS). The mortgage debt at March 31, 2017 includes $56.8 million in term loans with NWFCS structured in six tranches that mature from 2017 through 2028 and is collateralized by portions of the Partnership’s timberland. In addition, our commercial office building in Poulsbo, Washington is collateral for a $2.5 million loan from NWFCS that matures in 2023. We also have available, through July 1, 2017, a $21.0 million facility with NWFCS that matures in 2027. At March 31, 2017, $6.0 million was outstanding under this facility. Our $20.0 million operating line of credit matures April 1, 2020 and we had $11.0 million drawn as of March 31, 2017. The line of credit carries a variable interest rate that is based on the one-month LIBOR rate plus 1.5%.

These debt agreements contain covenants that are measured quarterly. Among the covenants measured is a requirement that the Partnership maintain an interest coverage ratio of 3:1 and not exceed a maximum debt-to-total-capitalization ratio of 30%, with total capitalization calculated using fair market (vs. carrying) value of timberland, roads and timber. The Partnership is in compliance with these covenants as of March 31, 2017 and expects to remain in compliance for at least the next twelve months.

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

The $7.2 million increase in cash generated for the three months ended March 31, 2017 compared to March 31, 2016 is explained in the following table:

	Three Months Ended March 31,
(in thousands)	2017	Change	2016
Cash provided by (used in) operating activities	$2,724	$4,684	$(1,960)

Investing activities
Reforestation and roads	(335)	(72)	(263)
Capital expenditures	(23)	99	(122)
Proceeds from sale of property and equipment	11	(2)	13
Acquisition of timberland - Partnership	(4,951)	(4,951)	—
Proceeds from sale of timberland - Funds	26,444	25,999	445
Cash provided by investing activities	21,146	21,073	73
Financing activities
Line of credit borrowings	10,000	8,500	1,500
Line of credit repayments	(7,000)	(7,000)	—
Repayment of long-term debt	(30)	(2)	(28)
Debt issuances costs	(7)	(7)	—
Payroll taxes paid upon unit net settlements	(94)	58	(152)
Cash distributions to unitholders	(3,058)	(15)	(3,043)
Cash distributions to fund investors, net of distributions to Partnership	(23,083)	(20,928)	(2,155)
Capital call - ORM Timber Funds, net of Partnership contribution	825	825	—
Cash used in financing activities	(22,447)	(18,569)	(3,878)
Net increase (decrease) in cash and cash equivalents	$1,423	$7,188	$(5,765)

The increase in cash provided by (used in) operating activities of $4.7 million resulted primarily from a 75% increase in timber harvest volume, offset partially by fewer Real Estate sales and an increase in Real Estate project expenditures in 2017.

Cash provided by investing activities during 2017 increased by $21.1 million compared to 2016 due primarily to the the sale of one of Fund II’s tree farms in January 2017, offset partially by Partnership timberland acquisitions in the first quarter of 2017.

Cash used in financing activities increased in the current year by $18.6 million due primarily to the distribution of the net proceeds from the sale of one of Fund II’s tree farms to that fund’s investors, offset partially by a net increase in borrowings under our operating line of credit and proceeds from Fund IV’s first capital call.

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

Capital Expenditures and Commitments

Capital expenditures, excluding timberland acquisitions, for the full year 2017 are projected to be approximately $10.9 million. The most significant expenditures relate to finishing residential lots for sale to merchant homebuilders in our Harbor Hill project in the second and fourth quarters and the installation of a new wastewater treatment plant for the town of Port Gamble. The following table presents our capital expenditures by major category on a year-to-date basis and what we expect for the remainder of the year:

in millions	YTD	Remainder of Year	Total

Harbor Hill project development	$1.1	$4.6	$5.7
Port Gamble wastewater treatment plant	0.3	1.1	1.4
Reforestation and roads	0.3	2.4	2.7
Other	0.5	0.6	1.1
	$2.2	$8.7	$10.9

ACCOUNTING MATTERS

Critical Accounting Policies and Estimates

An accounting policy is deemed to be “critical” if it is important to a company’s results of operations and financial condition, and requires significant judgment and estimates on the part of management in its application. The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain amounts reported in the financial statements and related disclosures. Actual results could differ from these estimates and assumptions. Management believes its most critical accounting policies and estimates relate to the calculation of timber depletion, cost allocations for purchased timberland, and environmental remediation liabilities.

For a further discussion of our critical accounting policies and estimates see Accounting Matters in the Management Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2016. See also note 2 to the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The consolidated fixed-rate debt outstanding had a fair value of approximately $110.5 million and $111.0 million at March 31, 2017 and December 31, 2016, respectively, based on the prevailing interest rates for similar financial instruments. A change in interest rate on fixed-rate debt will affect the fair value of debt, whereas a change in the interest rate on variable-rate debt will affect interest expense and cash flows payable by the Partnership. A hypothetical 1% change in prevailing interest rates would change the fair value of fixed-rate long-term debt obligations by $3.7 million and result in a $273,000 change in interest expense from our variable-rate debt. We are not subject to material foreign currency risk, derivative risk, or similar uncertainties.

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

As we have disclosed previously, we have filed suit against the Washington State Department of Natural Resources (DNR) seeking contribution to cleanup costs for the environmental remediation of the Port Gamble site. On May 2, 2017, the Washington State Supreme Court granted review of the Court of Appeals’ December 2016 ruling in our favor that holds DNR liable under Washington’s Model Toxics Control Act as an owner or operator of the site.

ITEM 1A. RISK FACTORS

Item 1A.         RISK FACTORS
Risks Related to Our Industry and Our Markets

We are sensitive to demand and price issues relating to our sales of logs in both domestic and foreign markets. We generate Fee Timber revenue primarily by selling softwood logs to domestic mills and to third-party intermediaries who resell them to the export market. The domestic market for logs in our operating area depends heavily on U.S. housing starts. Recently, the U.S. housing market has started to improve but, to the extent the recovery in the housing market should stall, such a turn of events could have a negative impact on our operating results. For example, interest rates are widely expected to rise in the coming periods. Should this occur, it could have a negative impact on the U.S. housing market. Demand from export markets for Pacific Northwest logs are affected by fluctuations in United States, Japanese and, increasingly, Chinese and Korean economies, the foreign currency exchange rate between these Asian currencies and the U.S. dollar, as well as by ocean transportation costs. Further, the prices we realize for our logs depend in part upon competition, and the October 2015 expiration of the Softwood Lumber Agreement between the United States and Canada, combined with a weak Canadian currency, has had the effect of increasing the supply of logs from Canada to the U.S., exerting downward pressure on log prices. The U.S. presidential administration recently announced an intention to levy tarriffs on Canadian logs and wood products, which in addition to the intended effects of improving demand for U.S. logs, may ultimately prove to increase competition for export sales and also may create volatility in log markets and may ultimately have an adverse impact on domestic housing starts and, therefore, on domestic demand.

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

Management continues to monitor the Port Gamble cleanup processes closely. The $9.4 million remediation accrual as of March 31, 2017 represents our current estimate of the remaining cleanup cost and most likely outcome to various contingencies. These estimates are predicated upon a variety of factors, including the actual amount of the ultimate cleanup costs. The liability is based upon a number of estimates and judgments that are subject to change as the project progresses. There may be additional litigation costs if we cannot reach a settlement with DNR, and the outcome of any such litigation is uncertain. The filing of the CD limits our legal exposure for matters covered by the decree, but does not eliminate it entirely. DOE reserves the right to reopen the CD if new information regarding factors previously unknown to the agency requires further remedial action. While unlikely, a reopening of the CD may result in adverse financial impacts and may have the effect of distracting management and other key personnel from the day to day operation of our business. These factors, alone or in combination with other challenges, may have a material adverse effect upon our assets, income and operations.

We have increased our leverage in recent periods, which may give rise to additional risks that have not historically accompanied our operations. As discussed in the notes to the financial statements, we have recently increased the Partnership’s leverage and its borrowing capacity to expand our timberland holdings and invest in our Real Estate operations. The Partnership’s total outstanding debt was $76.4 million at March 31, 2017, of which $27.0 million bears interest at variable rates, with the balance at fixed rates. The increase in debt, particularly that portion that carries variable interest rates, exposes us to certain additional risks, including the possibility that we may face additional interest expense, particularly in an economic environment that includes rising interest rates, as are expected in the United States in coming periods. In addition, generally speaking, an increase in our indebtedness may limit our ability to defer timber harvests and potentially restricts our flexibility to take advantage of other investment opportunities that might otherwise benefit our business. In extreme cases, we could be placed in a position in which we default under one or more of our credit arrangements, which could require us to pledge additional portions of our timberland as collateral for our indebtedness or which might require us to take other actions or expose us to other remedies that could have a material adverse effect upon our assets, operations or business.

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

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 8, 2017.

POPE RESOURCES,
A Delaware Limited Partnership

By:	POPE MGP, Inc.
Managing General Partner

By: /s/ Thomas M. Ringo
Thomas M. Ringo
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ John D. Lamb
John D. Lamb
Vice President and Chief Financial Officer
(Principal Financial Officer)

By: /s/ Sean M. Tallarico
Sean M. Tallarico
Controller
(Principal Accounting Officer)