Form 10-Q
period 2017-06-30
POPE RESOURCES LTD PARTNERSHIP
filed 2017-08-07
CIK 784011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Partnership units outstanding at July 31, 2017: 4,365,919

Pope Resources
Index to Form 10-Q Filing
For the Six Months Ended June 30, 2017

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
Pope Resources, a Delaware Limited Partnership
June 30, 2017 and December 31, 2016
(in thousands)

	2017	2016
ASSETS
Current assets
Partnership cash	$1,627	$1,871
ORM Timber Funds cash	3,245	1,066
Cash	4,872	2,937
Accounts receivable, net	3,445	4,381
Land and timber held for sale	9,416	20,503
Prepaid expenses and other current assets	707	4,385
Total current assets	18,440	32,206
Properties and equipment, at cost
Timber and roads, net of accumulated depletion (2017 - $118,987; 2016 - $110,533)	276,604	279,793
Timberland	55,152	54,369
Land held for development	25,530	24,390
Buildings and equipment, net of accumulated depreciation (2017 - $7,913; 2016 - $7,713)	5,452	5,628
Total property and equipment, at cost	362,738	364,180
Other assets
Deferred tax and other assets	943	2,664
Total assets	$382,121	$399,050

LIABILITIES, PARTNERS’ CAPITAL AND NONCONTROLLING INTERESTS
Current liabilities
Accounts payable	$1,403	$2,620
Accrued liabilities	4,031	3,843
Current portion of long-term debt	121	5,119
Deferred revenue	372	418
Current portion of environmental remediation liability	4,569	8,650
Other current liabilities	536	398
Total current liabilities	11,032	21,048
Long-term debt, net of unamortized debt issuance costs and current portion	135,690	125,291
Environmental remediation and other long-term liabilities	4,038	4,247
Partners’ capital and noncontrolling interests
General partners' capital (units issued and outstanding 2017 - 60; 2016 - 60)	908	934
Limited partners' capital (units issued and outstanding 2017 - 4,267; 2016 - 4,255)	56,271	58,199
Noncontrolling interests	174,182	189,331
Total partners’ capital and noncontrolling interests	231,361	248,464
Total liabilities, partners’ capital and noncontrolling interests	$382,121	$399,050

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
Pope Resources, a Delaware Limited Partnership
For the Three and Six Months Ended June 30, 2017 and 2016
(in thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue	$15,891	$12,713	$33,236	$23,782
Cost of sales	(8,979)	(7,471)	(20,180)	(14,611)
Operating expenses	(4,514)	(4,041)	(8,776)	(7,414)
General and administrative expenses	(1,405)	(1,059)	(3,106)	(2,663)
Gain on sale of timberland	—	—	12,503	226
Income (loss) from operations	993	142	13,677	(680)

Interest expense, net	(1,117)	(747)	(2,127)	(1,405)

Income (loss) before income taxes	(124)	(605)	11,550	(2,085)
Income tax expense	(3)	—	(59)	(50)
Net income (loss)	(127)	(605)	11,491	(2,135)

Net and comprehensive (income) loss attributable to noncontrolling interests - ORM Timber Funds	285	1,041	(7,963)	1,536
Net and comprehensive income (loss) attributable to unitholders	$158	$436	$3,528	$(599)

Allocable to general partners	$2	$6	$49	$(8)
Allocable to limited partners	156	430	3,479	(591)
Net and comprehensive income (loss) attributable to unitholders	$158	$436	$3,528	$(599)

Basic and diluted earnings (loss) per unit attributable to unitholders	$0.03	$0.09	$0.80	$(0.15)

Basic and diluted weighted average units outstanding	4,327	4,313	4,326	4,312

Distributions per unit	$0.70	$0.70	$1.40	$1.40
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL (Unaudited)
Pope Resources, a Delaware Limited Partnership
Six Months Ended June 30, 2017
(in thousands)

	Attributable to Pope Resources
	General Partners	Limited Partners	Noncontrolling Interests	Total
December 31, 2016	$934	$58,199	$189,331	$248,464
Net income	49	3,479	7,963	11,491
Cash distributions	(85)	(6,030)	(23,937)	(30,052)
Capital call	—	—	825	825
Equity-based compensation	11	773	—	784
Unit repurchases	—	(57)	—	(57)
Payroll taxes paid on unit net settlements	(1)	(93)	—	(94)
June 30, 2017	$908	$56,271	$174,182	$231,361

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Pope Resources, a Delaware Limited Partnership
Six Months Ended June 30, 2017 and 2016
(in thousands)

	2017	2016
Net income (loss)	$11,491	$(2,135)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depletion	8,485	4,193
Equity-based compensation	784	594
Depreciation and amortization	252	371
Deferred taxes	44	—
Cost of land sold	301	1,037
Gain on sale of timberland	(12,503)	(226)
Gain on disposal of property and equipment	(3)	(24)
Cash flows from changes in operating accounts
Accounts receivable, net	936	638
Prepaid expenses and other assets	5,356	188
Real estate project expenditures	(4,294)	(5,225)
Accounts payable and accrued liabilities	(1,031)	447
Deferred revenue	(47)	40
Environmental remediation	(4,280)	(4,175)
Other current and long-term liabilities	129	(20)
Net cash provided by (used in) operating activities	5,620	(4,297)

Cash flows from investing activities
Reforestation and roads	(1,109)	(918)
Capital expenditures	(92)	(140)
Proceeds from sale of property and equipment	30	—
Deposit for acquisition of timberland - Partnership	—	(1,581)
Acquisition of timberland - Partnership	(4,951)	(1,069)
Proceeds from sale of timberland - Funds	26,444	723
Net cash provided by (used in) investing activities	20,322	(2,985)

Cash flows from financing activities
Line of credit borrowings	18,507	9,250
Line of credit repayments	(8,000)	—
Repayment of long-term debt	(5,059)	(57)
Debt issuance costs	(77)	—
Unit repurchases	(57)	—
Payroll taxes paid on unit net settlements	(94)	(152)
Cash distributions to unitholders	(6,115)	(6,088)
Cash distributions - ORM Timber Funds, net of distributions to Partnership	(23,937)	(2,573)
Capital call - ORM Timber Funds, net of Partnership contribution	825	—
Net cash provided by (used in) financing activities	(24,007)	380

Net increase (decrease) in cash	1,935	(6,902)
Cash at beginning of period	2,937	9,706
Cash at end of period	$4,872	$2,804

See accompanying notes to condensed consolidated financial statements.

POPE RESOURCES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2017

1.
The condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016 and the related condensed consolidated statements of comprehensive income (loss) for the three- and six-month periods and partners’ capital and cash flows for six-month periods ended June 30, 2017 and 2016, have been prepared by Pope Resources, A Delaware Limited Partnership (the “Partnership”), pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2016 is derived from the Partnership’s audited consolidated financial statements and notes thereto for the year ended December 31, 2016, and should be read in conjunction with such financial statements and notes. The results of operations for the interim periods are not indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2017.

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

3.
Prepaid expenses and other current assets included $850,000 held by Internal Revenue Code Section 1031 like-kind exchange intermediaries at December 31, 2016. Deferred tax and other assets included $1.9 million held by like-kind exchange intermediaries at December 31, 2016. There were no amounts held by like-kind exchange intermediaries at June 30, 2017.

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

In January 2017, Fund II closed on the sale of one of its tree farms, located on the Oregon coast, for $26.5 million. The carrying value of this tree farm, consisting of $11.1 million for timber and roads and $2.8 million for land, is reflected in land and timber held for sale on the consolidated balance sheets as of December 31, 2016. The consolidated pretax results generated by this tree farm were losses of $51,000 and 65,000 for the quarter and six months ended June 30, 2016, respectively, and a gain of $12.5 million for the six months ended June 30, 2017. The Partnership’s share of these pretax results were losses of $10,000 and $13,000 for the quarter and six months ended June 30, 2016, respectively, and a gain of $2.5 million for the six months ended June 30, 2017.

The Partnership’s condensed consolidated balance sheets included assets and liabilities of the Funds as of June 30, 2017 and December 31, 2016, which were as follows:

(in thousands)	June 30, 2017	December 31, 2016
Assets:
Cash	$3,245	$1,066
Land and timber held for sale	—	13,941
Other current assets	1,569	2,195
Total current assets	4,814	17,202
Properties and equipment, net of accumulated depletion and depreciation (2017 - $44,862; 2016 - $38,306)	243,130	249,197
Total assets	$247,944	$266,399
Liabilities and equity:
Current liabilities	$2,248	$2,256
Long-term debt, net of unamortized debt issuance costs	57,279	57,268
Total liabilities	59,527	59,524
Funds’ equity	188,417	206,875
Total liabilities and equity	$247,944	$266,399

6.
In the presentation of the Partnership’s revenue and operating income (loss) by segment, all intersegment revenue and expense is eliminated to determine operating income (loss) reported externally. The following tables reconcile internally reported income (loss) from operations to externally reported income (loss) from operations by business segment, for the three and six months ended June 30, 2017 and 2016:

	Fee Timber
Three Months Ended June 30, (in thousands)	Pope Resources	ORM Timber Funds	Total Fee Timber	Timberland Investment Management	Real Estate	Other	Consolidated
2017
Revenue - internal	$8,253	$7,273	$15,526	$817	$549	$—	$16,892
Eliminations	(84)	—	(84)	(817)	(100)	—	(1,001)
Revenue - external	8,169	7,273	15,442	—	449	—	15,891

Cost of sales	(3,336)	(5,190)	(8,526)	—	(453)	—	(8,979)

Operating, general and administrative expenses - internal	(1,466)	(1,662)	(3,128)	(852)	(1,511)	(1,429)	(6,920)
Eliminations	40	817	857	101	19	24	1,001
Operating, general and administrative expenses - external	(1,426)	(845)	(2,271)	(751)	(1,492)	(1,405)	(5,919)

Income (loss) from operations - internal	3,451	421	3,872	(35)	(1,415)	(1,429)	993
Eliminations	(44)	817	773	(716)	(81)	24	—

Income (loss) from operations - external	$3,407	$1,238	$4,645	$(751)	$(1,496)	$(1,405)	$993

2016
Revenue - internal	$8,186	$4,136	$12,322	$788	$516	$—	$13,626
Eliminations	(52)	—	(52)	(788)	(73)	—	(913)
Revenue - external	8,134	4,136	12,270	—	443	—	12,713

Cost of sales	(3,789)	(3,197)	(6,986)	—	(485)	—	(7,471)

Operating, general and administrative expenses - internal	(1,597)	(1,544)	(3,141)	(665)	(1,133)	(1,074)	(6,013)
Eliminations	32	794	826	62	10	15	913
Operating, general and administrative expenses -external	(1,565)	(750)	(2,315)	(603)	(1,123)	(1,059)	(5,100)

Income (loss) from operations - internal	2,800	(605)	2,195	123	(1,102)	(1,074)	142
Eliminations	(20)	794	774	(726)	(63)	15	—

Income (loss) from operations - external	$2,780	$189	$2,969	$(603)	$(1,165)	$(1,059)	$142

	Fee Timber
Six Months Ended June 30, (in thousands)	Pope Resources	ORM Timber Funds	Total Fee Timber	Timberland Investment Management	Real Estate	Other	Consolidated
2017
Revenue - internal	$17,444	$14,979	$32,423	$1,665	$1,216	$—	$35,304
Eliminations	(169)	—	(169)	(1,665)	(234)	—	(2,068)
Revenue - external	17,275	14,979	32,254	—	982	—	33,236

Cost of sales	(6,878)	(12,283)	(19,161)	—	(1,019)	—	(20,180)

Operating, general and administrative expenses - internal	(2,710)	(3,435)	(6,145)	(1,925)	(2,716)	(3,164)	(13,950)
Eliminations	97	1,665	1,762	208	40	58	2,068
Operating, general and administrative expenses - external	(2,613)	(1,770)	(4,383)	(1,717)	(2,676)	(3,106)	(11,882)
Gain on sale of timberland	—	12,503	12,503	—	—	—	12,503

Income (loss) from operations - internal	7,856	11,764	19,620	(260)	(2,519)	(3,164)	13,677
Eliminations	(72)	1,665	1,593	(1,457)	(194)	58	—
Income (loss) from operations - external	$7,784	$13,429	$21,213	$(1,717)	$(2,713)	$(3,106)	$13,677

2016
Revenue - internal	$12,624	$9,498	$22,122	$1,611	$1,900	$—	$25,633
Eliminations	(100)	—	(100)	(1,603)	(148)	—	(1,851)
Revenue - external	12,524	9,498	22,022	8	1,752	—	23,782

Cost of sales	(5,397)	(7,482)	(12,879)	—	(1,732)	—	(14,611)

Operating, general and administrative expenses - internal	(2,797)	(2,787)	(5,584)	(1,406)	(2,241)	(2,697)	(11,928)
Eliminations	59	1,609	1,668	129	20	34	1,851
Operating, general and administrative expenses - external	(2,738)	(1,178)	(3,916)	(1,277)	(2,221)	(2,663)	(10,077)
Gain on sale of timberland	—	226	226	—	—	—	226

Income (loss) from operations - internal	4,430	(545)	3,885	205	(2,073)	(2,697)	(680)
Eliminations	(41)	1,609	1,568	(1,474)	(128)	34	—
Income (loss) from operations - external	$4,389	$1,064	$5,453	$(1,269)	$(2,201)	$(2,663)	$(680)

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

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per unit amounts)	2017	2016	2017	2016
Net and comprehensive income (loss) attributable to Pope Resources’ unitholders	$158	$436	$3,528	$(599)
Less:
Net and comprehensive income attributable to unvested restricted unitholders	(25)	(25)	(56)	(50)
Preferred share dividends - ORM Timber Funds	(8)	(8)	(16)	(16)
Net and comprehensive income (loss) for calculation of earnings per unit	$125	$403	$3,456	$(665)

Basic and diluted weighted average units outstanding	4,327	4,313	4,326	4,312

Basic and diluted earnings (loss) per unit	$0.03	$0.09	$0.80	$(0.15)

8.
In the first quarter of 2017, the Partnership issued 14,860 restricted units pursuant to the management incentive compensation program and 3,820 restricted units to members of the Board of Directors. These restricted units vest ratably over four years with the grant date fair value equal to the market price on the date of grant. During the six months ended June 30, 2017, 1,088 units were granted with no restrictions to certain board members who elected to receive their quarterly board compensation in the form of units rather than cash. Units granted to directors are included in the calculation of total equity compensation expense which is recognized over the vesting period, for restricted units, or immediately for unrestricted units. Grants to retirement-eligible individuals on the date of grant are expensed immediately. The Partnership recognized $180,000 and $178,000 of equity compensation expense in the second quarter of 2017 and 2016, respectively, related to these compensation programs and $784,000 and $594,000 for the six months ended June 30, 2017 and 2016, respectively,

9.
In May 2017, the Partnership adopted a unit repurchase plan under Rule 10b5-1 of the Securities Exchange Act of 1934. The plan allows for the repurchase of units with an aggregate value of up to $1.2 million through June 1, 2018. The Partnership repurchased units with an aggregate value of $57,000 in the second quarter of 2017.

In June 2017, the Partnership adopted a Distribution Reinvestment Plan (DRP) under which unitholders may elect to reinvest their cash distributions to acquire newly issued units. The Partnership has registered 225,000 units for issuance under the DRP. No units had been issued under the DRP as of June 30, 2017.

10.
Supplemental disclosure of cash flow information: interest paid, net of amounts capitalized, totaled $1.9 million and $1.2 million during the first six months of 2017 and 2016, respectively. Income taxes paid totaled $24,000 and $146,000 during the first six months of 2017 and 2016, respectively.

11.
During the first quarter of 2017, the Partnership closed on acquisitions of timberland in western Washington totaling 1,648 acres for $5.0 million. The aggregate purchase price was allocated $783,000 to land and $4.2 million to timber and roads.

12.
In June 2017, the Partnership amended its $21.0 million credit facility with Northwest Farm Credit Services to increase the borrowing capacity to $31.0 million and restructure the facility to a revolving line of credit through December 31, 2019, at which time it may be repaid or converted to a term loan facility with multiple tranches that have an ultimate maturity in July 2027. Advances under the loan require quarterly interest-only payments with principal due at maturity. These advances may bear interest at a variable rate based on the one-month LIBOR plus a margin of 1.85% (base rate loan segment) or at fixed rates based on the lender's rate pricing index, for terms of one through ten years, plus a margin of 1.95% (fixed rate loan segment). In addition, base rate loan segments may be converted to fixed rate loan segments, though no more than six fixed rate loan segments may be outstanding at any time. The Partnership had $6.0 million outstanding under this facility as a base rate loan segment at June 30, 2017 and December 31, 2016.

13.
The Partnership’s financial instruments include cash and accounts receivable, for which the carrying amount of each represents fair value based on current market interest rates or their short-term nature.

The Partnership’s and the Funds’ fixed-rate debt collectively have a carrying value of $101.7 million as of June 30, 2017 and December 31, 2016. The estimated fair value of this debt, based on current interest rates for similar instruments (Level 2 inputs in the Fair Value Hierarchy), is approximately $106.1 million and $111.0 million as of June 30, 2017 and December 31, 2016, respectively.

14.
The Partnership had an accrual for estimated environmental remediation costs of $8.5 million and $12.8 million as of June 30, 2017 and December 31, 2016, respectively. The environmental remediation liability represents management’s estimate of payments to be made to remediate and monitor certain areas in and around Port Gamble Bay, Washington.

In December of 2013, a consent decree and Clean-up Action Plan (CAP) related to Port Gamble were finalized with the Washington State Department of Ecology (DOE) and filed with Kitsap County Superior Court. In the third quarter of 2015, the Partnership selected a contractor to complete the remediation work. Remediation activity began in late September of 2015 and the required in-water portion of the cleanup was completed in January 2017 and will be followed by cleanup activity on the millsite and by a monitoring period. Management’s cost estimates for the remainder of the project are based on amounts included in construction contracts, bids from contractors, and estimates for project management and other professional fees.

The environmental liability at June 30, 2017 is comprised of $4.6 million that management expects to expend in the next 12 months and $3.9 million thereafter.

Activity in the environmental liability is as follows:

(in thousands)	Balance at Beginning of the Period	Additions to Accrual	Expenditures for Remediation	Balance at Period-end
Year ended December 31, 2015	$21,651	$—	$4,890	$16,761
Year ended December 31, 2016	16,761	7,700	11,691	12,770
Quarter ended March 31, 2017	12,770	—	3,329	9,441
Quarter ended June 30, 2017	$9,441	$—	$951	$8,490

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

EXECUTIVE OVERVIEW

Pope Resources, A Delaware Limited Partnership (“we” or the “Partnership”), is engaged in three primary businesses. The first, and by far most significant segment in terms of owned assets and operations, is the Fee Timber segment. This segment includes timberlands owned directly by the Partnership and three private equity funds (“Fund II”, “Fund III” and “Fund IV”, collectively, the “Funds”). When we refer to the timberland owned by the Partnership, we describe it as the Partnership’s tree farms. We refer to timberland owned by the Funds as the Funds’ tree farms. When referring collectively to the Partnership’s and Funds’ timberland we will refer to them as the Combined tree farms. Operations in this segment consist of growing timber and manufacturing logs for sale to domestic wood products manufacturers and log export brokers. The second most significant business segment in terms of total assets owned is the development and sale of real estate. Real Estate activities primarily include securing permits and entitlements, and in some cases, installing infrastructure for raw land development and then realizing that land’s value by selling larger parcels to developers who, in turn, seek to take the land further up the value chain by either selling homes to retail buyers or lots to developers of commercial property. Since these projects often span multiple years, the Real Estate segment may incur losses for multiple years while a project is developed, and will not recognize operating income until that project is sold. In addition, within this segment we sometimes negotiate and sell development rights in the form of conservation easements (CE’s) on Fee Timber properties which preclude future development, but allow continued forestry operations. Our third business segment, which we refer to as Timberland Investment Management, is engaged in organizing and managing private equity timber funds using capital invested by third parties and the Partnership.

Our current strategy for adding timberland acreage is centered primarily on our private equity timber fund business model. However, we acquire smaller timberland parcels from time to time to add on to the Partnership’s existing tree farms. In addition, during periods when the Funds’ committed capital is fully invested, we may look to acquire larger timberland properties for the Partnership. Our three active timber funds have assets under management totaling approximately $357 million as of June 30, 2017 based on the most recent appraisals. Through our 20% co-investment in Fund II, our 5% co-investment in Fund III and our 15% co-investment in Fund IV, we have deployed $26 million of Partnership capital. Fund IV, launched in December 2016, has not yet deployed any capital to acquire timberland properties. Our co-investment affords us a share of the Funds’ operating cash flows while also allowing us to earn asset management and timberland management fees, as well as potential future incentive fees, based upon the overall success of each fund. We also believe that this strategy allows us to maintain more sophisticated expertise in timberland acquisition, valuation, and management on a more cost-effective basis than we could for the Partnership’s timberlands alone. We believe our co-investment strategy also enhances our credibility with existing and prospective Fund investors by demonstrating that we have both an operational and a financial commitment to the Funds’ success.

The Funds are consolidated into our financial statements, but then income or loss attributable to equity owned by third parties is subtracted from consolidated results in our Condensed Consolidated Statements of Comprehensive Income under the caption “Net and comprehensive (income) loss attributable to non-controlling interests-ORM Timber Funds” to arrive at ‘Net and comprehensive income (loss) attributable to unitholders”.

The strategy for our Real Estate segment centers around how and when to “harvest” or sell a parcel of land to realize its optimal value. In doing so, we seek to balance the long-term risks and costs of carrying and developing a property against the potential for income and cash flows upon sale. Land held for development by our Real Estate segment represents property in western Washington that has been deemed suitable for residential and commercial building sites. Land and timber held for sale represents those properties in the development portfolio that we expect to sell in the next year.

Second quarter highlights

•
Harvest volume was 23.3 million board feet (MMBF) in Q2 2017 compared to 20.9 MMBF in Q2 2016, an 11% increase. Harvest volume for the first six months of 2017 was 50.6 MMBF compared to 36.6 MMBF for the corresponding period of 2016, a 38% increase. These harvest volume figures do not include timber deed sales, sold by Fund III, of 2.1 MMBF and 2.4 MMBF for the quarter and six months ended June 30, 2017, respectively. The harvest volume and log price realization metrics cited below also exclude these timber deed sales, except as noted otherwise.

•
The average realized log price was $616 per thousand board feet (MBF) in Q2 2017, a 9% increase compared to $563 per MBF in Q2 2016. For the first six months of 2017, the average realized log price was $605 per MBF compared to $575 per MBF for the corresponding period of 2016, a 5% increase.

•
As a percentage of total harvest, volume sold to domestic markets in Q2 2017 decreased to 59% from 66% in Q2 2016, while the mix of volume sold to export markets increased to 21% in Q2 2017 from 15% in Q2 2016. For the first six months of 2017, the relative percentages of volume sold to domestic and export markets were 59% and 22%, respectively, compared to 63% and 17%, respectively, in the corresponding period of 2016. Hardwood and pulpwood log sales make up the balance of harvest volume.

•
In June 2017, we modified a credit facility to increase the Partnership’s borrowing capacity under that particular facility from $21.0 million to $31.0 million. We also worked with the lender to amend this facility’s structure. Between now and December 31, 2019, it will operate as a revolving line of credit and thereafter it will convert to a term loan with multiple tranches that have an ultimate maturity in July 2027.

•	During the quarter, the Partnership repurchased 744 units at an average price of $76.52 per unit under a unit repurchase plan, leaving $1.1 million remaining under the plan through June 2018.

Outlook

We expect our total 2017 harvest volume to be between 112 and 116 MMBF, including timber deed sales. In our Real Estate segment, we expect to close on the sale of up to 93 single-family lots from our Harbor Hill project, the majority of which we expect to occur in the fourth quarter, as well as a number of other potential land and conservation easement sales.

RESULTS OF OPERATIONS

The following table reconciles and compares key revenue and cost elements that impacted our net income (loss) attributable to unitholders for the respective quarters and six months ended June 30, 2017 and 2016.  The explanatory text that follows the table describes in detail certain of these changes by business segment.

(in thousands)	Quarter Ended June 30,	Six Months Ended June 30,
Net income (loss) attributable to Pope Resources’ unitholders:
2017 period	$158	$3,528
2016 period	436	(599)
Variance	$(278)	$4,127
Detail of variance:
Fee Timber
Log volumes (A)	$1,351	$8,050
Log price realizations (B)	1,235	1,518
Gain on sale of timberland	—	12,277
Timber deed sales	638	710
Production costs	160	(1,990)
Depletion	(1,700)	(4,292)
Other Fee Timber	(8)	(513)
Timberland Investment Management	(148)	(448)
Real Estate
Land sales	62	(23)
Other Real Estate	(393)	(489)
General and administrative costs	(346)	(443)
Net interest expense	(370)	(722)
Income taxes	(3)	(9)
Noncontrolling interests	(756)	(9,499)
Total variances	$(278)	$4,127

(A)	Volume variance calculated by multiplying the change in sales volume by the average log sales price for the comparison period.

(B)	Price variance calculated by multiplying the change in average realized price by current period sales volume.

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

Revenue and operating income for the Fee Timber segment for the quarters ended June 30, 2017, March 31, 2017, and June 30, 2016 were as follows:

(in millions) Quarter ended	Log Sale Revenue	Other Revenue	Total Fee Timber Revenue	Gain on Sale of Timberland	Operating Income	Harvest Volume (MMBF)	Timber Deed Sale Volume (MMBF)
Partnership	$7.7	$0.5	$8.2	$—	$3.4	12.5	—
Funds	6.6	0.6	7.2	—	1.2	10.8	2.1
Total June 2017	$14.3	$1.1	$15.4	$—	$4.6	23.3	2.1

Partnership	$8.7	$0.4	$9.1	$—	$4.4	14.1	—
Funds	7.6	0.1	7.7	12.5	12.2	13.2	0.3
Total March 2017	$16.3	$0.5	$16.8	$12.5	$16.6	27.3	0.3

Partnership	$7.7	$0.5	$8.2	$—	$2.8	13.7	—
Funds	4.1	—	4.1	—	0.2	7.2	—
Total June 2016	$11.8	$0.5	$12.3	$—	$3.0	20.9	—

Operating Income

Comparing Q2 2017 to Q1 2017.  Operating income decreased $12.0 million from Q1 2017. Our Q1 2017 results reflect a $12.5 million gain on the January 2017 sale of a 6,500-acre tree farm on the Oregon coast by Fund II. Excluding this gain, operating income increased by $580,000, or 14%, driven by a $569,000 rise in other revenue related to higher timber deed sales on Fund tree farms. Also contributing to the increase in operating income was a 3% rise in average realized log prices and a 20% decrease in cost of sales. Offsetting these positive factors were a 15% decrease in delivered log volume and a $159,000 increase in operating expenses.

Comparing Q2 2017 to Q2 2016.  Operating income increased $1.6 million, or 53%, from Q2 2016, driven by an 11% increase in delivered log volume and a 9% increase in average realized log prices. Contributing further to the increase in operating income were timber deed sales on 2.1 MMBF of Fund volume that had no counterpart in Q2 2016. The higher volume in 2017 resulted in a 22% rise in cost of sales.

Revenue

Comparing Q2 2017 to Q1 2017.  Log sale revenue in Q2 2017 decreased $2.0 million, or 12%, from Q1 2017 due primarily to a 15% decrease in harvest volume, offset partially by a 3% increase in average realized log prices. We deferred harvest volume during Q2 2017 to later in the year on the expectation of stronger log markets. The $569,000 increase in other revenue is attributable to timber deed sales from Fund timberlands on volume of 2.1 MMBF during Q2 2017 compared to 0.3 MMBF in Q1 2017.

Comparing Q2 2017 to Q2 2016.  Log sale revenue in Q2 2017 increased $2.5 million, or 21%, from Q2 2016, primarily as a result of an 11% increase in harvest volume and a 9% increase in average realized log prices. In 2016, we deferred a large portion of our annual harvest volume to the second half of the year, which suppressed volume during Q2 2016. Log markets were stronger in Q2 2017 relative to Q2 2016 due to increased demand in both domestic and export markets and a reduced supply of logs. On the demand side, we are benefiting from a second production line that came on-line at Sierra Pacific’s new mill in Shelton. On the supply side, reduced harvest volumes from our competitors and lower Canadian production are creating pricing tension in the market.

Revenue and operating income for the Fee Timber segment for the six months ended June 30, 2017 and 2016 were as follows:

(in millions) Six Months Ended	Log Sale Revenue	Other Revenue	Total Fee Timber Revenue	Gain (loss) on Sale of Timberland	Operating Income	Harvest Volume (MMBF)	Timber Deed Sale Volume (MMBF)
Partnership	$16.4	$0.9	$17.3	$—	$7.8	26.6	—
Funds	14.2	0.7	14.9	12.5	13.4	24.0	2.4
Total June 2017	$30.6	$1.6	$32.2	$12.5	$21.2	50.6	2.4

Partnership	$11.6	$0.9	$12.5	$—	$4.4	20.0	—
Funds	9.4	0.1	9.5	0.2	1.1	16.6	—
Total June 2016	$21.0	$1.0	$22.0	$0.2	$5.5	36.6	—

Operating Income

Comparing YTD 2017 to YTD 2016.  Operating income in the first six months of 2017 increased by $15.7 million, from the corresponding period of 2016. Our 2017 results reflect a $12.5 million gain on the January 2017 sale by Fund II of a 6,500-acre tree farm on the Oregon coast, whereas our 2016 results include a $226,000 gain on the sale of 205 acres of Fund timberland. Excluding the gains from these timberland sales, Fee Timber operating income increased $3.5 million, or 64%, to $8.7 million in 2017 from $5.3 million in 2016. This improvement resulted from a 38% rise in delivered log volume, a 5% increase in average realized log prices, and a $640,000 increase in other revenue from 2.4 MMBF of timber deed sales in 2017 that had no counterpart in 2016. These factors were offset partially by a 49% increase in cost of sales (including timber deed sales), tied to the volume increase, and a $468,000 rise in operating expenses.

Revenue

Comparing YTD 2017 to YTD 2016.  Log sale revenue in the first six months of 2017 increased $9.6 million, or 46%, from the corresponding period of 2016. The higher revenue was the result of a 38% increase in delivered log volume and a 5% increase in average realized log prices. In 2016, we deferred a large portion of our annual harvest volume to the second half of the year, which resulted in lower volume during the first half of the year. Conversely, we have planned to spread our 2017 harvest more evenly across the quarters. Other revenue increased $640,000 due to timber deed sales on 2.4 MMBF of volume that had no counterpart in 2016.

Log Volume

We harvested the following log volumes by species from the Combined tree farms, exclusive of timber deed sales, for the quarters ended June 30, 2017, March 31, 2017, and June 30, 2016:

Volume (in MMBF)		Quarter Ended
		Jun-17	% Total	Mar-17	% Total	Jun-16	% Total
Sawlogs	Douglas-fir	13.7	59%	16.0	59%	9.4	45%
	Whitewood	3.3	14%	5.5	20%	5.4	26%
	Pine	1.3	5%	—	—%	1.2	6%
	Cedar	0.4	2%	0.7	2%	1.0	5%
	Hardwood	0.9	4%	0.5	2%	0.7	3%
Pulpwood	All Species	3.7	16%	4.6	17%	3.2	15%
Total		23.3	100%	27.3	100%	20.9	100%

Comparing Q2 2017 to Q1 2017. Harvest volume decreased 4.0 MMBF, or 15%, in Q2 2017 from Q1 2017. We deferred harvest volume during Q2 2017 to later in the year on the expectation of stronger log markets. The 6% decrease in whitewood’s relative share of harvest volume and corresponding 5% increase in pine’s share is the result of increased harvest operations in Q2 2017 on Fund III’s McCloud tree farm in northern California as melting snow allowed us to access that tree farm.

 Comparing Q2 2017 to Q2 2016. Harvest volume increased 2.4 MMBF, or 11%, in Q2 2017 from Q2 2016. Both domestic and export log markets were stronger in Q2 2017 than in Q2 2016. Our species mix shifted from whitewood in Q2 2016 towards Douglas-fir in Q2 2017 due to improved Douglas-fir log markets relative to whitewood markets compared to a year ago.

We harvested the following log volumes by species from the Combined tree farms, exclusive of timber deed sales, for the six months ended June 30, 2017 and 2016:

Volume (in MMBF)		Six Months Ended
		Jun-17	% Total	Jun-16	% Total
Sawlogs:	Douglas-fir	29.7	59%	18.2	50%
	Whitewood	8.8	17%	8.0	22%
	Pine	1.3	3%	1.2	3%
	Cedar	1.1	2%	1.9	5%
	Hardwood	1.4	3%	1.3	4%
Pulpwood:	All Species	8.3	16%	6.0	16%
Total		50.6	100%	36.6	100%

Comparing YTD 2017 to YTD 2016. Harvest volume increased 14.0 MMBF, or 38%, in the first six months of 2017 compared to the corresponding period of 2016. In the first half of 2016 we planned our harvest to defer significant volume until later in the year in anticipation of better log prices. In 2017, we have benefited from increased demand from both the domestic and export markets, as well as reduced supply from our competitors. In addition, we sold 2.4 MMBF of volume via timber deed sales from Fund properties in the current year whereas in 2016 there were no timber deed sales. Our species mix shifted from whitewood in 2016 towards Douglas-fir in 2017 due to improved Douglas-fir log markets relative to whitewood markets compared to a year ago.

Log Prices

Logs from the Combined tree farms serve a number of different domestic and export markets, with domestic mills historically representing our largest market destination. Export customers consist of log brokers who sell the logs primarily to Japan, China and, to a lesser degree, Korea.

We realized the following log prices by species for the quarters ended June 30, 2017, March 31, 2017, and June 30, 2016:

		Quarter Ended
		Jun-17	Mar-17	Jun-16
Average price realizations (per MBF):
Sawlogs:	Douglas-fir	$694	$663	$596
	Whitewood	602	548	550
	Pine	486	—	500
	Cedar	1,414	1,369	1,271
	Hardwood	685	615	521
Pulpwood:	All Species	297	290	290
Overall		616	596	563

The following table compares the dollar and percentage change in log prices from each of Q1 2017 and Q2 2016 to Q2 2017:

		Change to Q2 2017 from Quarter Ended
		Mar-17		Jun-16
		$/MBF	%	$/MBF	%
Sawlogs:	Douglas-fir	$31	5%	$98	16%
	Whitewood	54	10%	52	9%
	Pine	486	NA	(14)	(3%)
	Cedar	45	3%	143	11%
	Hardwood	70	11%	164	31%
Pulpwood:	All Species	7	2%	7	2%
Overall		20	3%	53	9%

Overall realized log prices in Q2 2017 were 3% higher than Q1 2017. Our overall average realized log price is influenced heavily by price movements for our two most prevalent species, Douglas-fir and whitewood, and the relative mix of harvest volume of those two species. From Q1 2017 to Q2 2017, realized log prices for Douglas-fir and whitewood increased 5% and 10%, respectively. Prices for both species rose due to increased demand in the domestic and export markets as well as reduced supply of logs from competitors. The 11% rise in hardwood prices is the result of increased competition among our customers.

From Q2 2016 to Q2 2017, average realized log prices increased 9%. The favorable change was attributable to increases in Douglas-fir and whitewood realized log prices of 16% and 9%, respectively. In addition, our average realized price benefited from a favorable shift in species mix away from whitewood in Q2 2016 and towards Douglas-fir in Q2 2017. Cedar prices improved 11% due to a reduction in the relative share of lower-value incense cedar from the Fund III’s McCloud tree farm. In Q2 2016, incense cedar comprised 20% of cedar volume, whereas in Q2 2017 it was only 9%. The 31% rise in hardwood prices is the result of increased competition among our customers.

The following table compares realized log prices by species for the first six months of 2017 and 2016, as well as the dollar and percentage change in log prices between the two periods:

		Six Months Ended
		Jun-17			Jun-16
			∆ from Jun -17 to Jun -16
			$/MBF	%
Sawlogs:	Douglas-fir	$677	$69	11%	$608
	Whitewood	568	38	7%	530
	Pine	501	1	—%	500
	Cedar	1,384	—	—%	1,384
	Hardwood	660	131	25%	529
Pulpwood:	All species	293	(7)	(2%)	300
Overall		605	30	5%	575

Overall realized log prices increased 5% in the first six months of 2017 compared to the corresponding period of 2016. The overall average is influenced heavily by Douglas-fir and whitewood prices, which were up 11% and 7%, respectively, on increased demand in the domestic and export markets and reduced log supply from our competitors. Hardwood prices rose 25% on increased competition among our customers.

Customers

The ultimate decision of whether to sell our logs to the domestic or export market is based on the net proceeds we receive after taking into account both the delivered log prices and the cost to deliver logs to the customer. As such, our reported log price realizations will reflect our properties’ proximity to customers as well as the broader log market.

The table below categorizes logs sold by customer type for the quarters ended June 30, 2017, March 31, 2017, and June 30, 2016:

	Q2 2017			Q1 2017			Q2 2016
	Volume			Volume			Volume
Destination	MMBF	%	Price	MMBF	%	Price	MMBF	%	Price
Domestic mills	13.7	59%	$657	16.1	59%	$653	13.8	66%	$618
Export brokers	5.0	21%	731	6.1	22%	670	3.2	15%	607
Hardwood	0.9	4%	685	0.5	2%	615	0.7	4%	521
Pulpwood	3.7	16%	297	4.6	17%	290	3.2	15%	290
Total	23.3	100%	616	27.3	100%	596	20.9	100%	563
Timber deed sale	2.1		301	0.3		229	—		—
Total	25.4			27.6			20.9

Comparing Q2 2017 to Q1 2017. The relative volume sold to our various customer types and as pulpwood changed little during Q2 2017 compared to Q1 2017. Timber deed sales in both quarters came from one of Fund III’s tree farms.

Comparing Q2 2017 to Q2 2016. Volume sold to the export market increased to 21% of Q2 2017 volume from 15% of Q2 2016 volume, while volume sold to the domestic market decreased to 59% of Q2 2017 volume from 66% of Q2 2016 volume. Average realized export prices were at a premium to prices from domestic mills during Q2 2017, whereas the relationship was the reverse during Q2 2016.

The table below categorizes logs sold by customer type for the six-month periods ended June 30, 2017 and 2016:

	Six Months Ended
	June 2017			June 2016
	Volume			Volume
Destination	MMBF	%	Price	MMBF	%	Price
Domestic mills	29.8	59%	$655	23.2	63%	$632
Export brokers	11.1	22%	698	6.1	17%	636
Hardwood	1.4	3%	660	1.3	4%	529
Pulpwood	8.3	16%	293	6.0	16%	300
Subtotal	50.6	100%	605	36.6	100%	575
Timber deed sale	2.4		292	—		—
Total	53.0			36.6

Comparing YTD 2017 to YTD 2016. In the first six months of 2017, the relative amounts of volume sold to our domestic customers decreased to 59% from 63% during the corresponding period of 2016, while volume sold to export customers increased to 22% in the current year versus 17% last year. This shift in customer mix reflects the premium prices paid by export log markets compared to domestic log markets. Timber deed sales volume of 2.4 MMBF during the first six months of 2017 came from one of Fund III’s tree farms.

Cost of Sales

Fee Timber cost of sales, which consists predominantly of harvest, haul and depletion costs, vary with harvest volume.

Fee Timber cost of sales for the quarters ended June 30, 2017, March 31, 2017, and June 30, 2016, was as follows, with the first table expressing these costs in total dollars and the second table expressing those costs that are driven by volume on a per MBF basis:

(in thousands) Quarter Ended	Harvest, Haul and Tax	Depletion	Other	Total Fee Timber Cost of Sales	Harvest Volume (MMBF)	Timber Deed Sale Volume (MMBF)
Partnership	$2,428	$908	$—	$3,336	12.5	—
Funds	2,535	2,655	—	5,190	10.8	2.1
Total June 2017	$4,963	$3,563	$—	$8,526	23.3	2.1

Partnership	$2,520	$1,022	$—	$3,542	14.1	—
Funds	3,193	3,900	—	7,093	13.2	0.3
Total March 2017	$5,713	$4,922	$—	$10,635	27.3	0.3

Partnership	$3,188	$586	$15	$3,789	13.7	—
Funds	1,921	1,277	—	3,198	7.2	—
Total June 2016	$5,109	$1,863	$15	$6,987	20.9	—

(Amounts per MBF) Quarter Ended	Harvest, Haul and Tax *	Depletion *
Partnership	$194	$72
Funds	235	206
Total June 2017	$213	$140

Partnership	$179	$72
Funds	242	289
Total March 2017	$209	$178

Partnership	$233	$43
Funds	267	177
Total June 2016	$244	$89

*	Timber deed sale volumes are excluded in the per MBF computation for harvest, haul and tax costs but included in the per MBF computation for depletion.

Comparing Q2 2017 to Q1 2017. Cost of sales decreased $2.1 million, or 20%, in Q2 2017 from Q1 2017. The decrease was primarily attributable to a 21% decline in the Combined depletion rate. While the relative mix of harvest volume (including timber deed sales) coming from Partnership and Fund tree farms was fairly stable between the two comparable quarters, the mix of harvest volume from the Funds’ tree farms shifted to tree farms with lower depletion rates. The 8% decrease in harvest volume (including timber deed sales) also contributed to the reduction in cost of sales.

Comparing Q2 2017 to Q2 2016. Cost of sales increased $1.5 million, or 22%, in Q2 2017 from Q2 2016, as a result of a 22% increase in harvest volume (including timber deed sales). Two other factors had large, but offsetting, impacts on cost of sales. First, harvest, haul, and tax costs decreased 13% on a per MBF basis in Q2 2017 from Q2 2016 as a result of more competitive bidding for our business by logging contractors, a higher proportion of volume from harvest units utilizing lower-cost, ground-based logging systems, and shorter haul distances. Second, the Combined depletion rate increased 57% in Q2 2017 from Q2 2016, which was the product of three separate factors:

•
The Funds’ share of relative harvest volume (including timber deed sales) increased to 51% in Q2 2017 from 34% in Q2 2016. Depletion rates are higher for the Funds’ tree farms because they were purchased more recently than the Partnership’s tree farms and thus have a higher cost basis.

•	The mix of harvest volume from the Funds’ tree farms shifted to tree farms with higher depletion rates.

•
The Partnership’s pooled depletion rate increased 70% due to the Q3 2016 purchase of the Carbon River tree farm. Prior to that acquisition, the Partnership’s pooled depletion rate was based on tree farms that were acquired many years ago at much lower costs relative to current timberland values.

Fee Timber cost of sales for the six months ended June 30, 2017 and 2016 was as follows, with the first table expressing these costs in total dollars and the second table expressing those costs that are driven by volume on a per MBF basis:

(in thousands) Six Months Ended	Harvest, Haul and Tax	Depletion	Other	Total Fee Timber Cost of Sales	Harvest Volume (MMBF)	Timber Deed Sale Volume (MMBF)
Partnership	$4,948	$1,930	$—	$6,878	26.6	—
Funds	5,728	6,555	—	12,283	24.0	2.4
Total June 2017	$10,676	$8,485	$—	$19,161	50.6	2.4

Partnership	$4,511	$857	$29	$5,397	20	—
Funds	4,147	3,336	—	7,483	16.6	—
Total June 2016	$8,658	$4,193	$29	$12,880	36.6	—

(Amounts per MBF) Six Months Ended	Harvest, Haul and Tax *	Depletion *
Partnership	$186	$73
Funds	239	248
Total June 2017	$211	$160

Partnership	$226	$43
Funds	250	201
Total June 2016	$237	$115

*	Timber deed sale volumes are excluded in the per MBF computation for harvest, haul and tax costs but included in the per MBF computation for depletion.

Comparing YTD 2017 to YTD 2016. Cost of sales increased $6.3 million, or 49%, in the first six months of 2017 compared to the corresponding period in 2016 primarily due to a 45% increase in harvest volume (including timber deed sales). As with the quarterly results, two other factors had large, but offsetting, impacts on cost of sales. First, harvest, haul, and tax costs decreased 11% on a per MBF basis in 2017 from 2016 as a result of more competitive bidding for our business by logging contractors, a higher proportion of volume from harvest units utilizing lower-cost, ground-based logging systems, and shorter haul distances. Second, the Combined depletion rate increased 40% in 2017 from 2016, which was the product of three separate factors:

•	The Fund’s share of relative harvest volume (including timber deed sales) increased to 50% in 2017 from 45% in 2016.

•	The mix of harvest volume among the Funds’ tree farms shifted to tree farms with higher depletion rates.

•	The Partnership’s pooled depletion rate increased 69% due to the Q3 2016 purchase of the Carbon River tree farm.

Operating Expenses

Fee Timber operating expenses include the cost of maintaining existing roads and building temporary roads for harvesting, silviculture costs, and other management expenses. For the quarters ended June 30, 2017, March 31, 2017, and June 30, 2016, operating expenses were $2.3 million, $2.1 million, and $2.3 million, respectively. The $159,000 increase in operating expenses in Q2 2017 from Q1 2017 is attributable to a rise in silviculture expenses which was partially offset by decreases in management expenses and road maintenance. Operating expenses were flat between Q2 2017 and Q2 2016.

Fee Timber operating expenses for the six months ended June 30, 2017 and 2016 were $4.4 million and $3.9 million, respectively.  The $468,000 increase is primarily attributable to professional fees paid in 2017 associated with the start-up of Fund IV.

Gain on Sale of Timberland

The $12.5 million gain on sale of timberland in the first six months of 2017 resulted from the Q1 2017 sale of a 6,500-acre tree farm by Fund II for $26.5 million. The $226,000 gain on sale of timberland in the first six months of 2016 resulted from sales of two parcels owned by the Funds during Q1 2016.

Timberland Investment Management

The Timberland Investment Management (TIM) segment manages timberland portfolios on behalf of three private equity timber funds that currently own a combined 88,000 acres of commercial timberland in western Washington, northwestern Oregon, and northern California. Total assets under management are $357 million based on the most recent appraisals.

Fund Distributions and Fees Paid to the Partnership

Fund distributions are paid from available Fund cash, generated primarily from the harvest and sale of timber after paying all Fund expenses, management fees, and recurring capital costs. The Partnership received combined distributions from the Funds of $6.0 million and $211,000 during the six months ended June 30, 2017 and 2016, respectively, which are eliminated in consolidation. The 2017 distributions included $5.5 million from Fund II’s sale of a 6,500-acre tree farm. The Partnership earned asset, investment, and timberland management fees from the Funds of $1.7 million and $1.6 million for the six months ended June 30, 2017 and 2016, respectively. These fees are eliminated as the Funds are consolidated in our financial statements, as shown in the table below.
Revenue and Operating Loss

The fees earned from managing the Funds include a fixed component related to invested capital and acres owned, and a variable component related to harvest volume from the Funds’ tree farms.

Revenue and operating loss for the TIM segment for the quarters ended June 30, 2017 and 2016 were as follows:

(in thousands, except invested	Quarter Ended
capital, volume and acre data)	Jun-17	Jun-16
Revenue internal	$817	$788
Intersegment eliminations	(817)	(788)
Revenue external	$—	$—

Operating income (loss) internal	$(35)	$123
Intersegment eliminations	(716)	(726)
Operating loss external	$(751)	$(603)

Invested capital (in millions)	$240	$258
Acres owned by Funds	88,000	94,000
Harvest volume - Funds (MMBF), including timber deed sales	12.9	7.2

Comparing Q2 2017 to Q2 2016. TIM generated management fee revenue of $817,000 and $788,000 from managing the Funds during Q2 2017 and Q2 2016, respectively. The increased harvest volume during Q2 2017 served to boost revenue generated from fees based on harvest volume, though this was offset partially by a decline in revenue generated from fees based on invested capital and acres owned resulting from Fund II’s tree farm sale in Q1 2017.

Operating expenses incurred for the quarters ended June 30, 2017, and 2016 totaled $751,000 and $603,000, respectively. The increase in operating expenses is attributable to costs associated with the launch of our fourth timber fund, which occurred at the tail end of 2016, as well as additional personnel costs to manage our expanding timber fund portfolio.

Revenue and operating loss for the TIM segment for the six months ended June 30, 2017 and 2016 were as follows:

(in thousands, except invested	Six Months Ended
capital, volume and acre data)	Jun-17	Jun-16
Revenue internal	$1,665	$1,611
Intersegment eliminations	(1,665)	(1,603)
Revenue external	$—	$8

Operating income internal	$(260)	$205
Intersegment eliminations	(1,457)	(1,474)
Operating loss external	$(1,717)	$(1,269)

Invested capital (in millions)	$240	$258
Acres owned by Funds	88,000	94,000
Harvest volume - Funds (MMBF), including timber deed sales	26.4	16.6

Comparing YTD 2017 to YTD 2016. TIM generated management fee revenue of $1.7 million and $1.6 million from managing the Funds for the six months ended June 30, 2017 and 2016, respectively. The increased harvest volume during 2017 served to boost revenue generated from fees based on harvest volume, though this was offset partially by a decline in revenue generated from fees based on invested capital and acres owned resulting from Fund II’s tree farm sale in Q1 2017, as well as the sale of two smaller parcels owned by the Funds in Q1 2016.

Operating expenses incurred by the TIM segment for the six months ended June 30, 2017 and 2016 totaled $1.7 million and $1.3 million, respectively. The increase in operating expenses is attributable to costs associated with the launch of our fourth timber fund, which occurred at the tail end of 2016, as well as additional personnel costs to manage our expanding timber fund portfolio.

Real Estate

The Partnership’s Real Estate segment produces its revenue primarily from the sale of land within its 2,200-acre portfolio. Additional sources of revenue include sales of development rights and tracts of land from the Partnership’s timberland portfolio, together with residential and commercial property rents earned from our Port Gamble and Poulsbo properties. Real Estate holdings are located in the Washington counties of Pierce, Kitsap, and Jefferson with sales of land for this segment typically falling into one of three general types:

•	Residential, commercial, and business park plat land sales represent land sold after development rights have been obtained and are generally sold with prescribed infrastructure improvements.

•	Rural residential lot sales that generally require some capital improvements such as zoning, road building, or utility access improvements prior to completing the sale.

•	The sale of unimproved land, which generally consists of larger acreage sales rather than single lot sales, is normally completed with very little capital investment prior to sale.

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

Those properties that are for sale, under contract, and management expects to sell within the next 12 months, are classified on our balance sheet as a current asset under “Land and Timber Held for Sale”. The $9.4 million amount currently in Land and Timber Held for Sale reflects properties that are under contract and expected to close between now and the end of the second quarter of 2018, comprising 93 single-family residential lots from our Harbor Hill project and four single-family lot sales from a separate project.

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

Comparing Q2 2017 to Q2 2016. We closed on the sale of a 10-acre rural residential lot for $170,000 during Q2 2017. There were no land sales in Q2 2016, though we recognized $157,000 of revenue on a percentage-of-completion basis from parcels sold in previous quarters. Real Estate operating expenses were $1.5 million and $1.1 million during Q2 2017 and Q2 2016, respectively. The increase in operating expenses is due primarily to legal and professional fees in connection with planning and development for a number of properties, as well as for pursuing potential insurance recoveries for our Port Gamble environmental remediation. These factors resulted in operating losses of $1.5 million and $1.2 million for the second quarter of 2017 and 2016, respectively.

Comparing YTD 2017 to YTD 2016. In the first six months of 2017, we closed on the sale of a 10-acre rural residential lot for $170,000, as noted above, and recognized the remaining revenue on a percentage-of-completion basis on parcels sold in Q4 2016 from our Harbor Hill development for $285,000.  In the first six months of 2016, we closed on the sale of 9 residential lots from Harbor Hill and recognized the remaining revenue on a percentage-of-completion basis on parcels sold in previous periods for a combined total of $1.2 million. Rentals and other activities in our Real Estate segment have decreased in 2017 due to the loss of commercial tenants at Port Gamble due to the environmental remediation project. Real Estate operating expenses increased from $2.2 million to $2.7 million for the first six months of 2016 and 2017, respectively, due primarily to legal and professional fees in connection with planning and development for a number of properties as well as for pursuing potential insurance recoveries for our Port Gamble environmental remediation. These factors resulted in an operating loss of $2.7 million for the first six months of 2017 compared to an operating loss of $2.2 million for the corresponding period of 2016.

Real Estate revenue, gross margin and operating income are summarized in the table below for the six months ended June 30, 2017 and 2016:

(in thousands, except units sold and per unit amounts)
For the three months ended:
Description	Revenue	Gross Margin		Units Sold		Revenue per unit	Gross Margin per unit
Residential	$285	$131	*
Residential	170	82		Acres:	10	17,000	8,200
Total land	455	213
Rentals and other	248	(82)
June 30, 2017 total	$703	$131

Residential	1,220	154		Lots:	9	135,556	17,111
Total land	1,220	154
Rentals and other	532	(134)
June 30, 2016 total	$1,752	$20

* Represents revenue recognized on a percentage-of-completion basis on lots sold in previous periods.

Environmental Remediation
As disclosed previously, we have a liability for environmental remediation at Port Gamble, Washington, due to contamination that occurred in Port Gamble Bay prior to our 1985 acquisition of the property from Pope & Talbot, Inc. We have adjusted that liability from time to time based on evolving circumstances. The required in-water remediation activity was completed in January 2017. The sediments now stockpiled on the millsite must remain there for several months to allow the saltwater in the sediments to rinse out, which we expect will be completed in the third quarter of 2017. The stockpiles were tested to determine their level of contamination, with the result that less than 2% of the material will need to be relocated to a commercial landfill. The bulk of the sediments will be relocated to property we own a short distance from the town of Port Gamble. We expect this to be completed by the end of the year.
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
Project costs may still vary due to a number of factors, including but not limited to:
Handling of dredged material: We have not yet finalized arrangements with our contractor to relocate the dredged material to our property near Port Gamble or to relocate the portion that must be taken to a commercial landfill and the actual per unit cost for this work may differ from our current estimates.
Natural Resource Damages (NRD): Certain environmental laws allow state, federal, and tribal trustees (collectively, the Trustees) to bring suit against property owners to recover damages for injuries to natural resources. Like the liability that attaches to current property owners in the cleanup context, liability for natural resource damages can attach to a property owner simply because an injury to natural resources resulted from releases of hazardous substances on that owner’s property, regardless of culpability for the release. The Trustees are alleging that Pope Resources has NRD liability because of releases that occurred on its property. We have been in discussions with the Trustees regarding their claims and the alleged conditions in Port Gamble Bay. We have also been discussing restoration alternatives that might address the damages the Trustees allege. Discussions with the Trustees may result in an obligation for us to fund NRD restoration activities and past assessment costs that are greater than we have estimated.

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

General and Administrative (G&A)

G&A expenses were $1.4 million and $1.1 million in the second quarters of 2017 and 2016, respectively. G&A expenses increased to $3.1 million for the first six months of 2017 from $2.7 million for the first six months of 2016. For both the quarter and year-to-date periods, the increase is primarily due to higher incentive compensation accruals. The value of certain elements of our incentive compensation program, though paid in cash, are driven by our unit trading price, which has increased this year compared to 2016.

Interest Expense, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2017	2016	2017	2016
Interest income	$1	$3	$3	$6
Interest expense	(1,252)	(933)	(2,380)	(1,744)
Capitalized interest	134	183	250	333
Interest expense, net	$(1,117)	$(747)	$(2,127)	$(1,405)

The Partnership’s and Fund III’s debt arrangements with Northwest Farm Credit Services (NWFCS) are included in the latter’s patronage program, which rebates a portion of interest paid in the prior year back to the borrower. This NWFCS patronage program is a feature common to most of this lender’s loan agreements. The patronage program reduced interest expense by $234,000 and $143,000 for Q2 2017 and Q2 2016, respectively, and by $548,000 and $394,000 for the first six months of 2017 and 2016, respectively. The increases in interest expense and the patronage rebate are due to higher debt balances in 2017.

Capitalized interest decreased from 2016 to 2017 due to the reduction in basis from 2016 due to completed construction activity at Harbor Hill.

Income Tax

The Partnership recorded income tax expense of $3,000 and $0 for Q2 2017 and Q2 2016, respectively, and $59,000 and $50,000 for the first six months of 2017 and 2016, respectively.

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

The Partnership’s debt consists of mortgage debt with fixed and variable interest rate tranches and an operating line of credit with Northwest Farm Credit Services (NWFCS). The mortgage debt at June 30, 2017 includes $51.8 million in term loans with NWFCS structured in five tranches that mature from 2019 through 2028 and is collateralized by portions of the Partnership’s timberland. In addition, our commercial office building in Poulsbo, Washington is collateral for a $2.5 million loan from NWFCS that matures in 2023. We also have available a $31.0 million facility with NWFCS structured as a line of credit through December 31, 2019, after which it converts to a term loan with multiple tranches that have an ultimate maturity in July 2027. At June 30, 2017, $6.0 million was outstanding under this facility at a variable rate based on the one-month LIBOR rate plus 1.85%. Our $20.0 million operating line of credit matures April 1, 2020 and we had $18.5 million drawn as of June 30, 2017. The line of credit carries a variable interest rate that is based on the one-month LIBOR rate plus 1.50%.

These debt agreements contain covenants that are measured quarterly. Among the covenants measured is a requirement that the Partnership maintain an interest coverage ratio of 3:1 and not exceed a maximum debt-to-total-capitalization ratio of 30%, with total capitalization calculated using fair market (vs. carrying) value of timberland, roads and timber. The Partnership is in compliance with these covenants as of June 30, 2017, and expects to remain in compliance for at least the next twelve months.

Mortgage debt within the Funds is collateralized by Fund properties only, and the Partnership and its subsidiaries do not guaranty that debt. Fund II has a timberland mortgage comprised of two fixed rate tranches totaling $25.0 million with MetLife Insurance Company. The tranches are non-amortizing and both mature in September 2020. The loans allow for, but do not require, annual principal payments of up to 10% of outstanding principal without incurring a make-whole premium. This mortgage is collateralized by a portion of Fund II’s timberland portfolio. Fund III has a timberland mortgage comprised of two fixed rate tranches totaling $32.4 million with NWFCS. The mortgage is non-amortizing and collateralized by a portion of Fund III’s timberland, with an $18.0 million tranche maturing in December 2023 and a $14.4 million tranche maturing in October 2024.

The $8.8 million increase in cash generated for the six months ended June 30, 2017 compared to June 30, 2016 is explained in the following table:

	Six Months Ended June 30,
(in thousands)	2017	Change	2016
Cash provided by (used in) operating activities	$5,620	$9,917	$(4,297)

Investing activities
Reforestation and roads	(1,109)	(191)	(918)
Capital expenditures	(92)	48	(140)
Proceeds from sale of property and equipment	30	30	—
Deposit for acquisition of timberland - Partnership	—	1,581	(1,581)
Acquisition of timberland - Partnership	(4,951)	(3,882)	(1,069)
Proceeds from sale of timberland - Funds	26,444	25,721	723
Cash provided by (used in) investing activities	20,322	23,307	(2,985)
Financing activities
Line of credit borrowings	18,507	9,257	9,250
Line of credit repayments	(8,000)	(8,000)	—
Repayment of long-term debt	(5,059)	(5,002)	(57)
Debt issuances costs	(77)	(77)	—
Unit repurchase	(57)	(57)	—
Payroll taxes paid upon unit net settlements	(94)	58	(152)
Cash distributions to unitholders	(6,115)	(27)	(6,088)
Cash distributions to fund investors, net of distributions to Partnership	(23,937)	(21,364)	(2,573)
Capital call - ORM Timber Funds, net of Partnership contribution	825	825	—
Cash provided by (used in) financing activities	(24,007)	(24,387)	380
Net increase (decrease) in cash and cash equivalents	$1,935	$8,837	$(6,902)

The increase in cash from operating activities of $9.9 million resulted primarily from a 38% increase in timber harvest volume, offset partially by fewer Real Estate sales and an increase in Real Estate project expenditures in 2017.

Cash from investing activities during 2017 increased by $23.3 million compared to 2016 due primarily to the sale of one of Fund II’s tree farms in January 2017, offset partially by Partnership timberland acquisitions in Q1 2017.

Cash from financing activities decreased in the current year by $24.4 million due primarily to the distribution of the net proceeds from the sale of one of Fund II’s tree farms to that fund’s investors and net repayments of debt, offset partially by proceeds from Fund IV’s first capital call.

Seasonality

Fee Timber.  The elevation and terrain characteristics of our timberlands are such that we can conduct harvest operations virtually year-round on a significant portion of our tree farms. Generally, we concentrate our harvests from these areas in those months when weather limits operations on other properties, thus taking advantage of reduced competition for log supply to our customers and improving prices realized. As such, on a combined basis the pattern of quarterly volumes harvested is flatter than would be the case if looking at one tree farm in isolation. However, this pattern may not hold true during periods of comparatively soft log prices, when we may defer harvest volume to capture greater value when log prices strengthen. In addition, our quarterly harvest patterns may be impacted by severe weather or fire conditions.

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

Capital Expenditures and Commitments

Capital expenditures, excluding timberland acquisitions, for the full year 2017 are projected to be approximately $11.2 million. The most significant expenditures relate to finishing residential lots for sale to merchant homebuilders in our Harbor Hill project in the third and fourth quarters and the installation of a new wastewater treatment plant for the town of Port Gamble. The following table presents our capital expenditures by major category on a year-to-date basis and what we expect for the remainder of the year:

	YTD	Remainder of Year	Total
in millions
Harbor Hill project development	$2.7	$2.9	$5.6
Port Gamble wastewater treatment plant	1.4	0.2	1.6
Reforestation and roads	1.1	1.4	2.5
Other	0.3	1.2	1.5
	$5.5	$5.7	$11.2

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The consolidated fixed-rate debt outstanding had a fair value of approximately $106.1 million and $111.0 million at June 30, 2017 and December 31, 2016, respectively, based on the prevailing interest rates for similar financial instruments. A change in interest rate on fixed-rate debt will affect the fair value of debt, whereas a change in the interest rate on variable-rate debt will affect interest expense and cash flows payable by the Partnership. A hypothetical 1% change in prevailing interest rates would change the fair value of fixed-rate long-term debt obligations by $3.3 million and result in a $345,000 change in interest expense from our variable-rate debt. We are not subject to material foreign currency risk, derivative risk, or similar uncertainties.

ITEM 4. CONTROLS AND PROCEDURES

The Partnership’s management maintains a system of internal controls over financial reporting, which management views as adequate to promote the timely identification and reporting of material, relevant information. Those controls include (1) requiring executive management and all managers in accounting roles to sign and adhere to a Code of Conduct and (2)

implementation of a confidential hotline for employees to contact the Audit Committee directly with financial reporting concerns. Additionally, the Partnership’s senior management team meets regularly to discuss significant transactions and events affecting the Partnership’s operations and to assess the effectiveness of the Partnership’s internal control over financial reporting. The Partnership’s principal executive and principal financial officers lead these meetings and consider whether topics discussed represent information that should be disclosed under generally accepted accounting principles and the rules of the SEC. The Board of Directors of the Partnership’s general partner includes an Audit Committee. The Audit Committee reviews the earnings release and all reports on Form 10-Q and 10-K prior to their filing. The Audit Committee is responsible for hiring the Partnership’s external auditors and meets with those auditors at least eight times each year, including regularly scheduled executive sessions outside the presence of management.

Our executive officers are responsible for establishing and maintaining disclosure controls and procedures. They have designed such controls to ensure that others make all material information known to them within the organization. Management regularly evaluates ways to improve internal controls.

As of the end of the period covered by this quarterly report on Form 10-Q our principal executive and principal financial officers completed an evaluation of the disclosure controls and procedures and have determined them to be effective. There have been no changes to internal control over financial reporting that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

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

As we have disclosed previously, we have filed suit against the Washington State Department of Natural Resources (DNR) seeking contribution to cleanup costs for the environmental remediation of the Port Gamble site. On May 2, 2017, the Washington State Supreme Court granted review of the Court of Appeals’ December 2016 ruling in our favor that holds DNR liable under Washington’s Model Toxics Control Act as an owner or operator of the site. Oral arguments are currently scheduled for September 26, 2017.

ITEM 1A. RISK FACTORS
Risks Related to Our Industry and Our Markets

We are sensitive to demand and price issues relating to our sales of logs in both domestic and foreign markets. We generate Fee Timber revenue primarily by selling softwood logs to domestic mills and to third-party intermediaries who resell them to the export market. The domestic market for logs in our operating area depends heavily on U.S. housing starts. Recently, the U.S. housing market has started to improve but, to the extent the recovery in the housing market should stall, such a turn of events could have a negative impact on our operating results. For example, interest rates are widely expected to rise in the coming periods. Should this occur, it could have a negative impact on the U.S. housing market. Demand from export markets for Pacific Northwest logs are affected by fluctuations in United States, Japanese and, increasingly, Chinese and Korean economies, the foreign currency exchange rate between these Asian currencies and the U.S. dollar, as well as by ocean transportation costs. Further, the prices we realize for our logs depend in part upon competition, including the supply of logs from Canada that can be impacted by fluctuations in currency exchange rates and trade relations between the U.S. and Canada. The U.S. presidential administration recently announced an intention to levy tariffs on Canadian logs and wood products, which in addition to the intended effects of improving demand for U.S. logs, may ultimately prove to increase competition for export sales and also may create volatility in log markets and may ultimately have an adverse impact on domestic housing starts and, therefore, on domestic demand.

Our Fee Timber and Timberland Investment Management segments are highly dependent upon sales of commodity products. Revenue from our forestry businesses, which comprise our Fee Timber and our Timberland Investment Management segments, are widely available from producers in other regions of the United States, as well as Canada and a number of other countries. We do not normally hedge against the financial risks associated with this condition. We are therefore subject to risks associated with the production of commonly available products, such that an increase in supply from abroad as a result of overproduction by competitors in other nations or as a result of changes in currency exchange rates, may reduce the demand for our products in some or all of the markets in which we do business. A bilateral agreement between the United States and Canada, called the Softwood Lumber agreement, had been intended to help manage potentially harmful effects of international competition between our countries, but that agreement expired in October 2015 and has not yet been renewed. The competitive effects of this expiration are likely to impact our business in the future, although management cannot predict accurately the precise effects. Similarly, we have seen or may experience an increase in supply or a reduction in demand as a result of international tensions or competition that are beyond our control and that may not be predictable.

We are subject to statutory and regulatory restrictions that currently limit, and may increasingly limit, our ability to generate income. Our ability to grow and harvest timber can be impacted significantly by legislation, regulations or court rulings that restrict or stop forest practices. For example, events that focus media attention upon natural disasters and damage to timberlands have at various times brought increasing public attention to forestry practices. Similarly, certain activist groups in Oregon are likely to continue to register ballot initiatives that would eliminate clearcutting, which is the predominant harvest practice across our geographic region, propose bans on pesticides and various methods of applying pesticides, and other practices that are commonly used to promote efficient, sustainable forestry practices. While these initiatives have thus far failed to gain traction, such initiatives, alone or in combination, may limit the portion of our timberlands that is eligible for harvest, may make it more expensive or less efficient to harvest all or certain portions of our timberlands, or may restrict other aspects of our operations. Additional regulations, whether or not adopted in response to such events, may make it more difficult or expensive for us to harvest timber and may reduce the amount of harvestable timber on our properties. These and other restrictions on logging, planting, road building, fertilizing, managing competing vegetation, and other activities can increase the cost or reduce available inventory thereby reducing income. Any such additional restrictions would likely have a similar effect on our Timberland Investment Management operations. We cannot offer assurances that we will not be alleged to have failed to comply with these regulations, or we may face a reduction in revenues or an increase in costs as a result of complying with newly adopted statutes, regulations and court or administrative decisions. These claims may take the form of individual or class action litigation, regulatory or enforcement proceedings, or both. Any such claims could result in substantial defense costs and divert management’s attention from the ongoing operation of our business, and if any such claims were successful, may result in substantial damage awards, fines or civil penalties.

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

As a property owner and seller, we face environmental risks associated with events that occur or that may be alleged to have occurred on our properties. Various federal and state environmental laws in the states in which we operate place liability for environmental contamination on the current and former owners of real estate on which contamination is discovered. These laws are often a source of “strict liability,” meaning that an owner or operator need not necessarily have caused, or even been aware of, the release of hazardous substances. Such a circumstance applies to our operations at Port Gamble, Washington, for example, where contamination occurred prior to the formation of the Partnership. If hazardous substances are discovered or are alleged to have been released on property that we currently own or operate, that we have owned or operated in the past, or that we acquire or operate in the future, we may be subject to liability for the cost of remediating these properties without regard for our conduct or our knowledge of the events that led to the contamination or alleged contamination. These events would likely increase our expenses and might, in some cases, make it more difficult or impossible for us to continue operating our timberlands or to sell parcels of real estate for a price we would deem reasonable.

Risks Relating to Our Operations

We have certain environmental remediation liabilities associated with our Port Gamble property, and that liability may increase. We currently own certain real estate at Port Gamble on the Kitsap Peninsula in western Washington. Sediments adjacent to these properties were alleged to have been impacted by operations of the former owner of the property, Pope & Talbot, Inc. However, as current owner of Port Gamble, we have environmental liability for these properties under Washington State’s Model Toxics Control Act (MTCA). In December 2013, we reached an agreement with the Washington State Department of Ecology (“DOE”) in the form of a consent decree (“CD”) and clean-up action plan (“CAP”) that provides for the cleanup of Port Gamble Bay. Together, these documents outline the terms under which the Partnership will conduct environmental remediation as well as the specific clean-up activities to be performed. The CD and CAP were filed with the Kitsap County Superior Court in December 2013. On June 8, 2015, Kitsap County Superior Court ruled on summary judgment that Washington’s Department of Natural Resources (DNR) did not qualify as an owner or operator of the site and therefore did not have liability under the MTCA. We appealed the Superior Court’s ruling and ten public and/or private entities, including

DOE, filed or joined in amicus briefs in support of our position, arguing that DNR is liable as an owner or operator of the site. On December 28, 2016, The Washington State Court of Appeals (Division II) reversed the superior court’s summary judgment order, ruling that DNR is liable under MTCA as an owner or operator of the site. DNR has appealed this ruling to the Washington State Supreme Court. Oral arguments in this case are scheduled for September 26, 2017. There can be no assurance that we will prevail in this matter or that we can reach an acceptable settlement with DNR. The recorded liability reflects the estimated cost of the entire project, without any contribution by DNR. Additionally, certain environmental laws allow state, federal, and tribal trustees (collectively, the Trustees) to bring suit against property owners to recover damages for injuries to natural resources (NRD). Like the liability that attaches to current property owners in the cleanup context, liability for natural resource damages can attach to a property owner simply because an injury to natural resources resulted from releases of hazardous substances on that owner’s property, regardless of culpability for the release. The Trustees are alleging that Pope Resources has NRD liability because of releases that occurred on its property. We have been in discussions with the Trustees regarding their claims, and the alleged conditions in Port Gamble Bay. We have also been discussing restoration alternatives that might address the damages the Trustees allege. Discussions with the Trustees may result in an obligation for us to fund NRD assessment and restoration activities that are greater than we have estimated. The outcome of this matter is too uncertain for us to determine the likelihood or potential amount of any such obligation at this time.

Management continues to monitor the Port Gamble cleanup processes closely. The $8.5 million remediation accrual as of June 30, 2017 represents our current estimate of the remaining cleanup cost and most likely outcome to various contingencies. These estimates are predicated upon a variety of factors, including the actual amount of the ultimate cleanup costs. The liability is based upon a number of estimates and judgments that are subject to change as the project progresses. There may be additional litigation costs if we cannot reach a settlement with DNR, and the outcome of any such litigation is uncertain. The filing of the CD limits our legal exposure for matters covered by the decree, but does not eliminate it entirely. DOE reserves the right to reopen the CD if new information regarding factors previously unknown to the agency requires further remedial action. While unlikely, a reopening of the CD may result in adverse financial impacts and may have the effect of distracting management and other key personnel from the day to day operation of our business. These factors, alone or in combination with other challenges, may have a material adverse effect upon our assets, income and operations.

We have increased our leverage in recent periods, which may give rise to additional risks that have not historically accompanied our operations. As discussed in the notes to the financial statements, we have recently increased the Partnership’s leverage and its borrowing capacity to expand our timberland holdings and invest in our Real Estate operations. The Partnership’s total outstanding debt was $78.8 million at June 30, 2017, of which $34.5 million bears interest at variable rates, with the balance at fixed rates. This debt, particularly that portion that carries variable interest rates, exposes us to certain additional risks, including the possibility that we may face additional interest expense, particularly in an economic environment that includes rising interest rates, as are expected in the United States in coming periods. In addition, generally speaking, an increase in our indebtedness may limit our ability to defer timber harvests and potentially restricts our flexibility to take advantage of other investment opportunities that might otherwise benefit our business. In extreme cases, we could be placed in a position in which we default under one or more of our credit arrangements, which could require us to pledge additional portions of our timberland as collateral for our indebtedness or which might require us to take other actions or expose us to other remedies that could have a material adverse effect upon our assets, operations or business.

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

We have a limited market capitalization and a relatively low historic trading volume, as a result of which the trading prices of our units may be more volatile than would an investment in a more liquid security. Our relatively small public float and our limited trading volume may, in some instances, make trading in our units more volatile, as a result of which our price may deviate more significantly, and opportunities to buy or sell our units may be more limited, than investors might experience with a more liquid market. This circumstance may be magnified during times of significant or prolonged selling pressure on our securities. Further, we are simultaneously maintaining both a distribution reinvestment plan, which may have the effect of increasing the number of outstanding units, and a unit repurchase plan, which has had and may continue to have the effect of reducing the number of outstanding units. These factors together make it difficult to predict the effect, if any, on our liquidity or our market capitalization.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) - (e) None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Units Purchased	(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs

June 2017	744	$76.52	744	$1,143,595
(1) Units purchased pursuant to plan adopted under Rule 10b5-1 of the Securities Exchange Act of 1934 and announced publicly on May 30, 2017. The plan allows for the repurchase of units with an aggregate value of up to $1.2 million through July 1, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

(a)	There have been no material changes in the procedures for shareholders of the Partnership’s general partner to nominate directors to the board.

(b)
On August 3, 2017, the board of directors of the registrant’s managing general partner adopted an Amended and Restated Agreement of Limited Partnership, the form of which is filed herewith as Exhibit 3.1. This agreement is intended to subsume into a single document the various amendments that have been adopted from time to time since the Partnership’s formation in 1985. The sole purpose of this action was to provide for a more convenient and comprehensive form of agreement to govern the Partnership’s operations, management and corporate structure. Management does not believe the Amended and Restated Agreement of Limited Partnership effects any material change to the registrant’s operations, corporate structure or management, and the revisions were completed by the managing general partner without a vote of the limited partners as permitted under the existing partnership agreement.

ITEM 6. Exhibits

Exhibits.

3.1	Amended and Restated Limited Partnership Agreement of Pope Resources, A Delaware Limited Partnership dated August 3, 2017.

10.1	Amended and Restated Note between Pope Resources and Northwest Farm Credit Services, FLCA dated June 27, 2017.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished with this report in accordance with SEC Rel. No. 33-8238).

32.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished with this report in accordance with SEC Rel. No. 33-8238).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 7, 2017.

POPE RESOURCES,
A Delaware Limited Partnership

By:	POPE MGP, Inc.
Managing General Partner

By: /s/ Thomas M. Ringo
Thomas M. Ringo
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ John D. Lamb
John D. Lamb
Vice President and Chief Financial Officer
(Principal Financial Officer)

By: /s/ Sean M. Tallarico
Sean M. Tallarico
Controller
(Principal Accounting Officer)