Form 10-Q
period 2017-09-30
POPE RESOURCES LTD PARTNERSHIP
filed 2017-11-06
CIK 784011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Partnership units outstanding at October 31, 2017: 4,356,049

Pope Resources
Index to Form 10-Q Filing
For the Nine Months Ended September 30, 2017

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
Pope Resources, a Delaware Limited Partnership
September 30, 2017 and December 31, 2016
(in thousands)

	2017	2016
ASSETS
Current assets
Partnership cash	$1,345	$1,871
ORM Timber Funds cash	2,960	1,066
Cash	4,305	2,937
Accounts receivable, net	4,027	4,381
Land and timber held for sale	9,513	20,503
Prepaid expenses and other current assets	482	4,385
Total current assets	18,327	32,206
Properties and equipment, at cost
Timber and roads, net of accumulated depletion (2017 - $123,239; 2016 - $110,533)	272,829	279,793
Timberland	55,131	54,369
Land held for development	25,965	24,390
Buildings and equipment, net of accumulated depreciation (2017 - $8,038; 2016 - $7,713)	5,396	5,628
Total property and equipment, at cost	359,321	364,180
Other assets
Deferred tax and other assets	1,134	2,664
Total assets	$378,782	$399,050

LIABILITIES, PARTNERS’ CAPITAL AND NONCONTROLLING INTERESTS
Current liabilities
Accounts payable	$1,498	$2,620
Accrued liabilities	3,513	3,843
Current portion of long-term debt	122	5,119
Deferred revenue	254	418
Current portion of environmental remediation liability	3,419	8,650
Other current liabilities	502	398
Total current liabilities	9,308	21,048
Long-term debt, net of unamortized debt issuance costs and current portion	140,142	125,291
Environmental remediation and other long-term liabilities	3,287	4,247
Partners’ capital and noncontrolling interests
General partners' capital (units issued and outstanding 2017 - 60; 2016 - 60)	891	934
Limited partners' capital (units issued and outstanding 2017 - 4,260; 2016 - 4,255)	54,472	58,199
Noncontrolling interests	170,682	189,331
Total partners’ capital and noncontrolling interests	226,045	248,464
Total liabilities, partners’ capital and noncontrolling interests	$378,782	$399,050

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
Pope Resources, a Delaware Limited Partnership
For the Three and Nine Months Ended September 30, 2017 and 2016
(in thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue	$18,803	$13,178	$52,039	$36,960
Cost of sales	(11,388)	(6,211)	(31,568)	(20,822)
Operating expenses	(4,520)	(3,831)	(13,296)	(11,245)
General and administrative expenses	(1,134)	(1,151)	(4,240)	(3,814)
Gain on sale of timberland	44	—	12,547	226
Income from operations	1,805	1,985	15,482	1,305

Interest expense, net	(1,179)	(953)	(3,306)	(2,358)

Income (loss) before income taxes	626	1,032	12,176	(1,053)
Income tax expense	(46)	(116)	(105)	(166)
Net income (loss)	580	916	12,071	(1,219)

Net and comprehensive (income) loss attributable to noncontrolling interests - ORM Timber Funds	1,078	1,054	(6,885)	2,590
Net and comprehensive income attributable to unitholders	$1,658	$1,970	$5,186	$1,371

Allocable to general partners	$23	$27	$72	$19
Allocable to limited partners	1,635	1,943	5,114	1,352
Net and comprehensive income attributable to unitholders	$1,658	$1,970	$5,186	$1,371

Basic and diluted earnings per unit attributable to unitholders	$0.38	$0.45	$1.17	$0.30

Basic and diluted weighted average units outstanding	4,324	4,312	4,325	4,312

Distributions per unit	$0.70	$0.70	$2.10	$2.10
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL AND NONCONTROLLING INTERESTS (Unaudited)
Pope Resources, a Delaware Limited Partnership
Nine Months Ended September 30, 2017
(in thousands)

	Attributable to Pope Resources
	General Partners	Limited Partners	Noncontrolling Interests	Total
December 31, 2016	$934	$58,199	$189,331	$248,464
Net income	72	5,114	6,885	12,071
Cash distributions	(127)	(9,041)	(26,359)	(35,527)
Capital call	—	—	825	825
Equity-based compensation	13	937	—	950
Units issued under Distribution Reinvestment Plan	—	4	—	4
Unit repurchases	—	(648)	—	(648)
Payroll taxes paid on unit net settlements	(1)	(93)	—	(94)
September 30, 2017	$891	$54,472	$170,682	$226,045

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Pope Resources, a Delaware Limited Partnership

Nine Months Ended September 30, 2017 and 2016 (in thousands)

	2017	2016
Net income (loss)	$12,071	$(1,219)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depletion	12,737	6,101
Equity-based compensation	950	756
Depreciation and amortization	393	554
Deferred taxes and other	10	49
Cost of land sold	1,970	1,139
Gain on sale of timberland - Funds	(12,547)	(226)
Gain on disposal of property and equipment	(3)	(24)
Cash flows from changes in operating accounts
Accounts receivable, net	354	(18)
Prepaid expenses and other assets	5,673	(1,484)
Real estate project expenditures	(6,496)	(10,598)
Accounts payable and accrued liabilities	(1,452)	1,250
Deferred revenue	(164)	(49)
Environmental remediation	(6,182)	(5,280)
Other current and long-term liabilities	94	92
Net cash provided by (used in) operating activities	7,408	(8,957)

Cash flows from investing activities
Reforestation and roads	(1,665)	(1,276)
Capital expenditures	(162)	(159)
Proceeds from sale of property and equipment	30	—
Investment in unconsolidated real estate joint venture	(250)	—
Acquisition of timberland - Partnership	(4,951)	(33,324)
Proceeds from sale of timberland - Funds	26,590	724
Net cash provided by (used in) investing activities	19,592	(34,035)

Cash flows from financing activities
Line of credit borrowings	23,000	20,026
Line of credit repayments	(8,000)	(2,700)
Proceeds from issuance of long-term debt	—	32,000
Repayment of long-term debt	(5,088)	(85)
Debt issuance costs	(104)	(163)
Proceeds from units issued under Distribution Reinvestment Plan	4	—
Unit repurchases	(648)	—
Payroll taxes paid on unit net settlements	(94)	(152)
Cash distributions to unitholders	(9,168)	(9,133)
Cash distributions - ORM Timber Funds, net of distributions to Partnership	(26,359)	(3,053)
Capital call - ORM Timber Funds, net of Partnership contribution	825	—
Net cash provided by (used in) financing activities	(25,632)	36,740

Net increase (decrease) in cash	1,368	(6,252)
Cash at beginning of period	2,937	9,706
Cash at end of period	$4,305	$3,454
See accompanying notes to condensed consolidated financial statements.

POPE RESOURCES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2017

1.
The condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016 and the related condensed consolidated statements of comprehensive income for the three- and nine-month periods, and cash flows for nine-month periods ended September 30, 2017 and 2016, and partners’ capital and noncontrolling interests for the nine-month period ended September 30, 2017, have been prepared by Pope Resources, A Delaware Limited Partnership (the “Partnership”), pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations and cash flows for the interim periods. The financial information as of December 31, 2016 is derived from the Partnership’s audited consolidated financial statements and notes thereto for the year ended December 31, 2016, and should be read in conjunction with such financial statements and notes. The results of operations for the interim periods are not indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2017.

2.
The financial statements in the Partnership’s 2016 annual report on Form 10-K include a summary of significant accounting policies of the Partnership and should be read in conjunction with this Quarterly Report on Form 10-Q.

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize the amount of revenue to which it expects to be entitled for the transfer of promised goods or services to customers. The ASU will replace most existing revenue recognition guidance in U.S. GAAP when it becomes effective on January 1, 2018. The Partnership will adopt this standard using the cumulative effect transition method applied to uncompleted contracts as of the date of adoption. Under this method, the cumulative effect of initially applying the standard is recorded as an adjustment to partners’ capital. For most revenue from the Fee Timber segment, which consists of logs, timber deed sales, and commercial thinning, we expect there will be no change to the timing or amount of revenue recognized because our contracts are legally enforceable, the transaction price is fixed and performance is completed at a point in time, typically when risk of loss and title passes to the customer. We are continuing to assess the effect on our other revenue, which includes primarily royalties from gravel mines and quarries and land use permits. For our Real Estate segment, this new standard may result in accelerating the recognition of revenue for performance obligations that are satisfied over time, which generally consist of construction and landscaping activity in common areas completed after transaction closing. Management does not expect, however, that the impact will be material to the Partnership’s financial reporting.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires substantially all leases to be reflected on the balance sheet as a liability and a right-of-use asset. The ASU will replace existing lease accounting guidance in U.S. GAAP when it becomes effective on January 1, 2019, and the Partnership will adopt it at that time. The standard will be applied on a modified retrospective basis in which certain optional practical expedients may be applied. Due to the Partnership’s limited leasing activity, management does not expect the effect of this standard to be material to its ongoing financial reporting.

Effective January 1, 2017, the Partnership adopted ASU 2016-09, which simplifies several aspects of accounting for share-based payment transactions, including income tax consequences, award classification, cash flows reporting, and forfeiture rate application. The adoption of this standard did not have a material impact on the Partnership’s consolidated financial statements.

3.
Prepaid expenses and other current assets included $850,000 held by Internal Revenue Code Section 1031 like-kind exchange intermediaries at December 31, 2016. Deferred tax and other assets included $1.9 million held by like-kind exchange intermediaries at December 31, 2016. There were no amounts held by like-kind exchange intermediaries at September 30, 2017.

4.
The Partnership has two general partners: Pope MGP, Inc. and Pope EGP, Inc. In total, these two entities own 60,000 partnership units. The allocation of distributions, profits and losses among the general and limited partners is pro rata across all units outstanding.

5.
ORM Timber Fund II, Inc. (Fund II), ORM Timber Fund III (REIT) Inc. (Fund III), and ORM Timber Fund IV LLC (Fund IV), collectively “the Funds”, were formed by Olympic Resource Management LLC (ORMLLC), a wholly owned subsidiary of the Partnership, for the purpose of raising capital to purchase timberlands. The objective of these Funds is to generate a return on investments through the acquisition, management, value enhancement, and sale of timberland properties. Each fund is organized to operate for a specific term from the end of its respective investment period; ten years for each of Fund II and Fund III and fifteen years for Fund IV. Fund II and Fund III are scheduled to terminate in March 2021 and December 2025, respectively. Fund IV will terminate on the fifteenth anniversary of its investment period. Fund IV’s investment period will end on the earlier of placement of all committed capital or December 31, 2019, subject to certain extension provisions.

Pope Resources and ORMLLC together own 20% of Fund II, 5% of Fund III, and 15% of Fund IV. The Funds are considered variable interest entities because their organizational and governance structures are the functional equivalent of a limited partnership. As the managing member of the Funds, the Partnership is the primary beneficiary of each of the Funds as it has the authority to direct the activities that most significantly impact their economic performance, as well as the right to receive benefits and the obligation to absorb losses that could potentially be significant to the Funds. Accordingly, the Funds are consolidated into the Partnership’s financial statements. Additionally, the obligations of each of the Funds are non-recourse to the Partnership.

In January 2017, Fund II closed on the sale of one of its tree farms, located on the Oregon coast, for $26.5 million. The carrying value of this tree farm, consisting of $11.1 million for timber and roads and $2.8 million for land, is reflected in land and timber held for sale on the consolidated balance sheets as of December 31, 2016. The consolidated pretax results generated by this tree farm were losses of $24,000 and $89,000 for the quarter and nine months ended September 30, 2016, respectively, and a gain on sale of $12.5 million for the nine months ended September 30, 2017. The Partnership’s share of these pretax results were losses of $5,000 and $18,000 for the quarter and nine months ended September 30, 2016, respectively, and a gain on sale of $2.5 million for the nine months ended September 30, 2017.

The Partnership’s condensed consolidated balance sheets include assets and liabilities of the Funds as of September 30, 2017 and December 31, 2016, which were as follows:

(in thousands)	September 30, 2017	December 31, 2016
Assets:
Cash	$2,960	$1,066
Land and timber held for sale	—	13,941
Other current assets	1,489	2,195
Total current assets	4,449	17,202
Properties and equipment, net of accumulated depletion and depreciation (2017 - $48,238; 2016 - $38,306)	240,019	249,197
Total assets	$244,468	$266,399
Liabilities and equity:
Current liabilities	$2,437	$2,256
Long-term debt, net of unamortized debt issuance costs	57,285	57,268
Total liabilities	59,722	59,524
Funds’ equity	184,746	206,875
Total liabilities and equity	$244,468	$266,399

6.
In the presentation of the Partnership’s revenue and operating income (loss) by segment, all intersegment revenue and expense is eliminated to determine operating income (loss) reported externally. The following tables reconcile internally reported income (loss) from operations to externally reported income (loss) from operations by business segment, for the three and nine months ended September 30, 2017 and 2016:

	Fee Timber
Three Months Ended September 30, (in thousands)	Pope Resources	ORM Timber Funds	Total Fee Timber	Timberland Investment Management	Real Estate	Other	Consolidated
2017
Revenue - internal	$8,981	$7,082	$16,063	$829	$2,920	$—	$19,812
Eliminations	(83)	—	(83)	(829)	(97)	—	(1,009)
Revenue - external	8,898	7,082	15,980	—	2,823	—	18,803

Cost of sales	(3,552)	(5,717)	(9,269)	—	(2,119)	—	(11,388)

Operating, general and administrative expenses - internal	(1,576)	(1,937)	(3,513)	(780)	(1,213)	(1,157)	(6,663)
Eliminations	38	829	867	101	18	23	1,009
Operating, general and administrative expenses - external	(1,538)	(1,108)	(2,646)	(679)	(1,195)	(1,134)	(5,654)
Gain on sale of timberland	—	44	44	—	—	—	44

Income (loss) from operations - internal	3,853	(528)	3,325	49	(412)	(1,157)	1,805
Eliminations	(45)	829	784	(728)	(79)	23	—

Income (loss) from operations - external	$3,808	$301	$4,109	$(679)	$(491)	$(1,134)	$1,805

2016
Revenue - internal	$7,882	$3,231	$11,113	$772	$2,194	$—	$14,079
Eliminations	(48)	—	(48)	(772)	(81)	—	(901)
Revenue - external	7,834	3,231	11,065	—	2,113	—	13,178

Cost of sales	(3,321)	(2,282)	(5,603)	—	(608)	—	(6,211)

Operating, general and administrative expenses - internal	(1,546)	(1,401)	(2,947)	(708)	(1,052)	(1,176)	(5,883)
Eliminations	36	766	802	64	10	25	901
Operating, general and administrative expenses -external	(1,510)	(635)	(2,145)	(644)	(1,042)	(1,151)	(4,982)

Income (loss) from operations - internal	3,015	(452)	2,563	64	534	(1,176)	1,985
Eliminations	(12)	766	754	(708)	(71)	25	—

Income (loss) from operations - external	$3,003	$314	$3,317	$(644)	$463	$(1,151)	$1,985

	Fee Timber
Nine Months Ended September 30, (in thousands)	Pope Resources	ORM Timber Funds	Total Fee Timber	Timberland Investment Management	Real Estate	Other	Consolidated
2017
Revenue - internal	$26,425	$22,061	$48,486	$2,494	$4,136	$—	$55,116
Eliminations	(252)	—	(252)	(2,494)	(331)	—	(3,077)
Revenue - external	26,173	22,061	48,234	—	3,805	—	52,039

Cost of sales	(10,430)	(18,000)	(28,430)	—	(3,138)	—	(31,568)

Operating, general and administrative expenses - internal	(4,286)	(5,372)	(9,658)	(2,705)	(3,929)	(4,321)	(20,613)
Eliminations	135	2,494	2,629	309	58	81	3,077
Operating, general and administrative expenses - external	(4,151)	(2,878)	(7,029)	(2,396)	(3,871)	(4,240)	(17,536)
Gain on sale of timberland	—	12,547	12,547	—	—	—	12,547

Income (loss) from operations - internal	11,709	11,236	22,945	(211)	(2,931)	(4,321)	15,482
Eliminations	(117)	2,494	2,377	(2,185)	(273)	81	—
Income (loss) from operations - external	$11,592	$13,730	$25,322	$(2,396)	$(3,204)	$(4,240)	$15,482

2016
Revenue - internal	$20,506	$12,729	$33,235	$2,383	$4,094	$—	$39,712
Eliminations	(148)	—	(148)	(2,375)	(229)	—	(2,752)
Revenue - external	20,358	12,729	33,087	8	3,865	—	36,960

Cost of sales	(8,718)	(9,764)	(18,482)	—	(2,340)	—	(20,822)

Operating, general and administrative expenses - internal	(4,343)	(4,188)	(8,531)	(2,114)	(3,293)	(3,873)	(17,811)
Eliminations	95	2,375	2,470	193	30	59	2,752
Operating, general and administrative expenses - external	(4,248)	(1,813)	(6,061)	(1,921)	(3,263)	(3,814)	(15,059)
Gain on sale of timberland	—	226	226	—	—	—	226

Income (loss) from operations - internal	7,445	(997)	6,448	269	(1,539)	(3,873)	1,305
Eliminations	(53)	2,375	2,322	(2,182)	(199)	59	—
Income (loss) from operations - external	$7,392	$1,378	$8,770	$(1,913)	$(1,738)	$(3,814)	$1,305

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

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per unit amounts)	2017	2016	2017	2016
Net and comprehensive income attributable to Pope Resources’ unitholders	$1,658	$1,970	$5,186	$1,371
Less:
Net and comprehensive income attributable to unvested restricted unitholders	(25)	(25)	(84)	(74)
Preferred share dividends - ORM Timber Funds	(8)	(8)	(23)	(23)
Net and comprehensive income for calculation of earnings per unit	$1,625	$1,937	$5,079	$1,274

Basic and diluted weighted average units outstanding	4,324	4,312	4,325	4,312

Basic and diluted earnings per unit	$0.38	$0.45	$1.17	$0.30

8.
In the first quarter of 2017, the Partnership issued 14,860 restricted units pursuant to the management incentive compensation program and 3,820 restricted units to members of the Board of Directors. These restricted units vest ratably over four years with the grant date fair value equal to the market price on the date of grant. During the nine months ended September 30, 2017, 1,648 units were granted with no restrictions to certain board members who elected to receive their quarterly board compensation in the form of units rather than cash. Units granted to directors are included in the calculation of total equity compensation expense which is recognized over the vesting period, for restricted units, or immediately for unrestricted units. Grants to retirement-eligible individuals on the date of grant are expensed immediately. The Partnership recognized $166,000 and $163,000 of equity compensation expense in the third quarter of 2017 and 2016, respectively, related to these compensation programs and $950,000 and $756,000 for the nine months ended September 30, 2017 and 2016, respectively,

9.
In May 2017, the Partnership adopted a unit repurchase plan under Rule 10b5-1 of the Securities Exchange Act of 1934. The plan allows for the repurchase of units with an aggregate value of up to $1.2 million through June 1, 2018. The Partnership repurchased units with an aggregate value of $649,000 during the nine months ended September 30, 2017.

In June 2017, the Partnership adopted a Distribution Reinvestment Plan (DRP) under which unitholders may elect to reinvest their cash distributions to acquire newly issued units. The Partnership has registered 225,000 units for issuance under the DRP. The Partnership issued 61 units under the DRP during the nine months ended September 30, 2017.

10.
Supplemental disclosure of cash flow information: interest paid, net of amounts capitalized, totaled $3.2 million and $2.0 million during the first nine months of 2017 and 2016, respectively. Income taxes paid totaled $65,000 and $187,000 during the first nine months of 2017 and 2016, respectively.

11.
During the first quarter of 2017, the Partnership closed on acquisitions of timberland in western Washington totaling 1,648 acres for $5.0 million. The aggregate purchase price was allocated $783,000 to land and $4.2 million to timber and roads.

12.
In June 2017, the Partnership amended its $21.0 million credit facility with Northwest Farm Credit Services to increase the borrowing capacity to $31.0 million and restructure the facility to a revolving line of credit through December 31, 2019, at which time it may be repaid or converted to a term loan facility with multiple tranches that have an ultimate maturity in July 2027. Advances under the loan require quarterly interest-only payments with principal due at maturity. These advances bear interest at a variable rate based on the one-month LIBOR plus a margin of 1.85% (base rate loan segment) or at fixed rates based on the lender's rate pricing index, for terms of one through ten years, plus a margin of 1.95% (fixed rate loan segment). In addition, base rate loan segments may be converted to fixed rate loan segments, though no more than six fixed rate loan segments may be outstanding at any time. The Partnership had $9.0 million and $6.0 million outstanding under this facility as a base rate loan segment at September 30, 2017 and December 31, 2016, respectively.

13.
The Partnership’s financial instruments include cash and accounts receivable, for which the carrying amount of each represents fair value based on current market interest rates or their short-term nature.

Collectively, the Partnership’s and the Funds’ fixed-rate debt has a carrying value of $101.7 million as of September 30, 2017 and December 31, 2016. The estimated fair value of this debt, based on current interest rates for similar instruments (Level 2 inputs in the Fair Value Hierarchy), is approximately $105.8 million and $111.0 million as of September 30, 2017 and December 31, 2016, respectively.

14.
The Partnership had an accrual for estimated environmental remediation costs of $6.6 million and $12.8 million as of September 30, 2017 and December 31, 2016, respectively. The environmental remediation liability represents management’s estimate of payments to be made to remediate and monitor certain areas in and around Port Gamble Bay, Washington.

In December 2013, a consent decree and Clean-up Action Plan (CAP) related to Port Gamble were finalized with the Washington State Department of Ecology (DOE) and filed with Kitsap County Superior Court. In the third quarter of 2015, the Partnership selected a contractor to complete the remediation work. Remediation activity began in late September 2015. The required in-water portion of the cleanup was completed in January 2017 and the dredged sediments were removed by the end of September 2017, with the bulk of the sediments being relocated to property owned by the Partnership a short distance from the town of Port Gamble. This will be followed by cleanup activity on the millsite and by a monitoring period. Management’s cost estimates for the remainder of the project are based on amounts included in construction contracts, bids from contractors, and estimates for project management and other professional fees.

Certain environmental laws allow state, federal, and tribal trustees (collectively, the Trustees) to bring suit against property owners to recover damages for injuries to natural resources. Like the liability that attaches to current property owners in the cleanup context, liability for natural resource damages can attach to a property owner simply because an injury to natural resources resulted from releases of hazardous substances on that owner’s property, regardless of culpability for the release. The Trustees are alleging that Partnership has NRD liability because of releases that occurred on its property. The Partnership has been in discussions with the Trustees regarding their claims and the alleged conditions in Port Gamble Bay, and has also been discussing restoration alternatives that might address the damages the Trustees allege. Discussions with the Trustees may result in an obligation for the Partnership to fund NRD restoration activities and past assessment costs that are greater than it has estimated.

The environmental liability at September 30, 2017 is comprised of $3.4 million that management expects to expend in the next 12 months and $3.2 million thereafter.

Activity in the environmental liability is as follows:

(in thousands)	Balance at Beginning of the Period	Additions to Accrual	Expenditures for Remediation	Balance at Period-end
Year ended December 31, 2015	$21,651	$—	$4,890	$16,761
Year ended December 31, 2016	16,761	7,700	11,691	12,770
Quarter ended March 31, 2017	12,770	—	3,329	9,441
Quarter ended June 30, 2017	9,441	—	951	8,490
Quarter ended September 30, 2017	$8,490	$—	$1,900	$6,590

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

EXECUTIVE OVERVIEW

Pope Resources, A Delaware Limited Partnership (“we” or the “Partnership”), is engaged in three primary businesses; Fee Timber, Timberland Investment Management, and Real Estate.

By far the most significant segment, in terms of owned assets and operations, is our Fee Timber segment. This segment includes timberlands owned directly by the Partnership and three private equity funds (“Fund II”, “Fund III” and “Fund IV”, collectively, the “Funds”). When we refer to the timberland owned by the Partnership, we describe it as the Partnership’s tree farms. We refer to timberland owned by the Funds as the Funds’ tree farms. When referring collectively to the Partnership’s and Funds’ timberland we refer to them as the Combined tree farms. Operations in this segment consist of growing timber and manufacturing logs for sale to domestic wood products manufacturers and log export brokers.

Our Timberland Investment Management segment is engaged in organizing and managing private equity timber funds using capital invested by third parties and the Partnership. The Funds are consolidated into our financial statements, but then income or loss attributable to equity owned by third parties is subtracted from consolidated results in our Condensed Consolidated Statements of Comprehensive Income under the caption “Net and comprehensive (income) loss attributable to non-controlling interests-ORM Timber Funds” to arrive at “Net and comprehensive income attributable to unitholders”.

Our current strategy for adding timberland acreage is centered primarily on our private equity timber fund business model. However, we acquire smaller timberland parcels from time to time to add on to the Partnership’s existing tree farms. In addition, during periods when the Funds’ committed capital is fully invested, we may look to acquire larger timberland properties for the Partnership. Our three active timber funds have assets under management totaling approximately $357 million as of September 30, 2017 based on the most recent appraisals. Through our 20% co-investment in Fund II, our 5% co-investment in Fund III and our 15% co-investment in Fund IV, we have deployed $26 million of Partnership capital. Fund IV, launched in December 2016, has not yet deployed any capital to acquire timberland properties. Our co-investment affords us a share of the Funds’ operating cash flows while also allowing us to earn asset management and timberland management fees, as well as potential future incentive fees, based upon the overall success of each fund. We also believe that this strategy allows us to maintain more sophisticated expertise in timberland acquisition, valuation, and management on a more cost-effective basis than we could for the Partnership’s timberlands alone. We believe our co-investment strategy also enhances our credibility with existing and prospective Fund investors by demonstrating that we have both an operational and a financial commitment to the Funds’ success.

Our Real Estate segment’s activities primarily include securing permits and entitlements, and in some cases, installing infrastructure for raw land development and then realizing that land’s value by selling larger parcels to developers who, in turn, seek to take the land further up the value chain by either selling homes to retail buyers or lots to developers of commercial property. Since these projects often span multiple years, the Real Estate segment may incur losses for multiple years while a project is developed, and will not recognize operating income until that project is sold. In addition, within this segment we sometimes negotiate and sell development rights in the form of conservation easements (CE’s) on Fee Timber properties which preclude future development, but allow continued forestry operations. The strategy for our Real Estate segment centers around how and when to “harvest” or sell a parcel of land to realize its optimal value. In doing so, we seek to balance the long-term risks and costs of carrying and developing a property against the potential for income and cash flows upon sale. Land held for development by our Real Estate segment represents property in western Washington that has been deemed suitable for residential and commercial building sites. Land and timber held for sale represents those properties in the development portfolio that we expect to sell in the next year.

Third quarter highlights

•
Harvest volume was 21.3 million board feet (MMBF) in Q3 2017 compared to 17.0 MMBF in Q3 2016, a 25% increase. Harvest volume for the first nine months of 2017 was 71.9 MMBF compared to 53.6 MMBF for the corresponding period of 2016, a 34% increase. These harvest volume figures do not include timber deed sales of 3.6 MMBF and 6.0 MMBF for the quarter and nine months ended September 30, 2017, respectively, and 1.3 MMBF for both the quarter and nine months ended September 30, 2016. The harvest volume and log price realization metrics cited below also exclude these timber deed sales, except as noted otherwise.

•
The average realized log price was $657 per thousand board feet (MBF) in Q3 2017, a 15% increase compared to $573 per MBF in Q3 2016. For the first nine months of 2017, the average realized log price was $621 per MBF compared to $574 per MBF for the corresponding period of 2016, an 8% increase.

•
As a percentage of total harvest, volume sold to domestic markets in Q3 2017 decreased to 62% from 65% in Q3 2016, while the mix of volume sold to export markets increased to 24% in Q3 2017 from 16% in Q3 2016. For the first nine months of 2017, the relative percentages of volume sold to domestic and export markets were 60% and 23%, respectively, compared to 64% and 16%, respectively, in the corresponding period of 2016. Hardwood and pulpwood log sales make up the balance of harvest volume.

•	During the quarter, our Real Estate segment sold 15 lots from our Harbor Hill development in Gig Harbor, Washington, as well as six other residential lots for total revenue of $2.5 million.

•
During the quarter, the Partnership repurchased 8,171 units at an average price of $72.40 per unit under our unit repurchase plan. Through the first nine months of 2017, the Partnership has repurchased 8,915 units at an average price of $72.75, leaving $551,000 remaining under the plan through June 2018.

Outlook

We expect our total 2017 harvest volume to be between 111 and 115 MMBF, including timber deed sales. In our Real Estate segment, we expect to close on the sale of up to 78 additional single-family lots from our Harbor Hill project in the fourth quarter, up to four additional residential lots from other properties, and a potential conservation easement sale.

RESULTS OF OPERATIONS

The following table reconciles and compares key revenue and cost elements that impacted our net income (loss) attributable to unitholders for the respective quarters and nine months ended September 30, 2017 and 2016.  The explanatory text that follows the table describes in detail certain of these changes by business segment.

(in thousands)	Quarter Ended September 30,	Nine Months Ended September 30,
Net income attributable to Pope Resources’ unitholders:
2017 period	$1,658	$5,186
2016 period	1,970	1,371
Variance	$(312)	$3,815
Detail of variance:
Fee Timber
Log volumes (A)	$2,464	$10,504
Log price realizations (B)	1,789	3,379
Gain on sale of timberland	44	12,321
Timber deed sales	750	1,460
Production costs	(1,322)	(3,312)
Depletion	(2,344)	(6,636)
Other Fee Timber	(589)	(1,164)
Timberland Investment Management	(35)	(483)
Real Estate
Land sales	(757)	(780)
Other Real Estate	(197)	(686)
General and administrative costs	17	(426)
Net interest expense	(226)	(948)
Income taxes	70	61
Noncontrolling interests	24	(9,475)
Total variances	$(312)	$3,815

(A)	Volume variance calculated by multiplying the change in sales volume by the average log sales price for the comparison period.

(B)	Price variance calculated by multiplying the change in average realized price by current period sales volume.

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

Revenue and operating income for the Fee Timber segment for the quarters ended September 30, 2017, June 30, 2017, and September 30, 2016 were as follows:

(in millions) Quarter ended	Log Sale Revenue	Other Revenue	Total Fee Timber Revenue	Gain on Sale of Timberland	Operating Income	Harvest Volume (MMBF)	Timber Deed Sale Volume (MMBF)
Partnership	$8.3	$0.6	$8.9	$—	$3.8	12.1	—
Funds	5.7	1.4	7.1	—	0.3	9.2	3.6
Total September 2017	$14.0	$2.0	$16.0	$—	$4.1	21.3	3.6

Partnership	$7.7	$0.5	$8.2	$—	$3.4	12.5	—
Funds	6.6	0.6	7.2	—	1.2	10.8	2.1
Total June 2017	$14.3	$1.1	$15.4	$—	$4.6	23.3	2.1

Partnership	$6.8	$1.1	$7.9	$—	$3.0	11.6	0.7
Funds	3.1	0.1	3.2	—	0.3	5.4	0.6
Total September 2016	$9.9	$1.2	$11.1	$—	$3.3	17.0	1.3

Operating Income

Comparing Q3 2017 to Q2 2017.  Operating income decreased $536,000, or 11%, from Q2 2017. Although the average realized log price rose 7%, a 9% decline in delivered log volume resulted in a 2% decrease in log sale revenue. Other revenue increased by $898,000. Also contributing to the lower operating income were 9% and 16% increases in cost of sales and operating expenses, respectively.

Comparing Q3 2017 to Q3 2016.  Operating income increased $792,000, or 24%, from Q3 2016, driven by a 25% increase in delivered log volume and a 15% rise in average realized log prices.

Revenue

Comparing Q3 2017 to Q2 2017.  Log sale revenue in Q3 2017 decreased $360,000, or 2%, from Q2 2017 due primarily to the offsetting effect of a 9% decline in harvest volume and a 7% rise in average realized log prices. The decrease in harvest volume was related to fire concerns and tight capacity in the contractor logging force. The $898,000 increase in other revenue is mainly attributable to the following: timber deed sales from Fund timberlands on volume of 3.6 MMBF, compared to 2.1 MMBF in Q2 2017; higher mineral royalties; and commercial thinning that had no counterpart during Q2 2017.

Comparing Q3 2017 to Q3 2016.  Log sale revenue in Q3 2017 increased $4.1 million, or 41%, from Q3 2016, primarily because of a 25% increase in harvest volume and a 15% rise in average realized log prices. In 2016, we deferred a large portion of our annual harvest volume to the fourth quarter, which suppressed volume during Q3 2016. Log markets were stronger in Q3 2017 relative to Q3 2016 due to increased demand in both domestic and export markets, and a reduced supply of logs. On the demand side, we are benefiting from a second production line that came on-line at a new mill in Shelton, Washington. On the supply side, reduced harvest volumes from our local competitors and lower Canadian production are creating pricing tension in the market. The increase in other revenue was due to a 2.3 MMBF increase in timber deed sales and to commercial thinning activity that had no counterpart in Q3 2016.

Revenue and operating income for the Fee Timber segment for the nine months ended September 30, 2017 and 2016 were as follows:

(in millions) Nine Months Ended	Log Sale Revenue	Other Revenue	Total Fee Timber Revenue	Gain on Sale of Timberland	Operating Income	Harvest Volume (MMBF)	Timber Deed Sale Volume (MMBF)
Partnership	$24.7	$1.5	$26.2	$—	$11.6	38.8	—
Funds	19.9	2.1	22.0	12.5	13.7	33.1	6.0
Total September 2017	$44.6	$3.6	$48.2	$12.5	$25.3	71.9	6.0

Partnership	$18.4	$2.0	$20.4	$—	$7.4	31.6	0.7
Funds	12.4	0.3	12.7	0.2	1.4	22.0	0.6
Total September 2016	$30.8	$2.3	$33.1	$0.2	$8.8	53.6	1.3

Operating Income

Comparing YTD 2017 to YTD 2016.  Operating income in the first nine months of 2017 increased by $16.5 million, or almost three-fold, from the corresponding period of 2016. Our 2017 results reflect a $12.5 million gain on the January 2017 sale by Fund II of a 6,500-acre tree farm on the Oregon coast, whereas our 2016 results include a $226,000 gain on the sale of 205 acres of Fund timberland. Excluding the gains from these timberland sales, Fee Timber operating income increased $4.2 million, or 49%, to $12.8 million in 2017 from $8.6 million in 2016. This improvement resulted from a 34% rise in delivered log volume, 8% higher average realized log prices, and a $1.3 million increase in other revenue from 6.0 MMBF of timber deed sales in 2017, compared to 1.3 MMBF of such sales in 2016. These factors were offset partially by a 54% increase in cost of sales (tied to the volume increase), a higher average depletion rate, and a 16% rise in operating expenses.

Revenue

Comparing YTD 2017 to YTD 2016.  Log sale revenue in the first nine months of 2017 increased $13.8 million, or 45%, from the corresponding period of 2016. The higher revenue was the result of a 34% increase in delivered log volume and 8% higher average realized log prices. In 2016, we deferred a large portion of our annual harvest volume to the fourth quarter, which resulted in lower volume during the first nine months of the year. By contrast, we have spread our 2017 harvest more evenly across the quarters. Other revenue increased $1.3 million due to timber deed sales on 6.0 MMBF of volume, compared to 1.3 MMBF from such sales in 2016.

Log Volume

We harvested the following log volumes by species from the Combined tree farms, exclusive of timber deed sales, for the quarters ended September 30, 2017, June 30, 2017, and September 30, 2016:

Volume (in MMBF)		Quarter Ended
		Sep-17	% Total	Jun-17	% Total	Sep-16	% Total
Sawlogs	Douglas-fir	11.0	52%	13.7	59%	9.8	57%
	Whitewood	6.2	29%	3.3	14%	3.0	18%
	Pine	1.1	5%	1.3	5%	0.5	3%
	Cedar	0.1	—%	0.4	2%	0.5	3%
	Hardwood	0.4	2%	0.9	4%	0.8	5%
Pulpwood	All Species	2.5	12%	3.7	16%	2.4	14%
Total		21.3	100%	23.3	100%	17.0	100%

Comparing Q3 2017 to Q2 2017. Harvest volume declined 2.0 MMBF, or 9%, in Q3 2017 from Q2 2017. The 15% increase in whitewood’s relative share of harvest volume is the result of greater harvest operations during Q3 2017 at higher elevations where whitewood is more prevalent. Snow, or the anticipation of snow, often limits access to the higher elevations during other parts of the year.

 Comparing Q3 2017 to Q3 2016. Harvest volume increased 4.3 MMBF, or 25%, in Q3 2017 from Q3 2016. Both domestic and export log markets were stronger in Q3 2017 than in Q3 2016. The Q3 2017 increase in the proportion of whitewood in our species mix relative to Q3 2016 reflects a 29% improvement in whitewood pricing compared to a year ago.

We harvested the following log volumes by species from the Combined tree farms, exclusive of timber deed sales, for the nine months ended September 30, 2017 and 2016:

Volume (in MMBF)		Nine Months Ended
		Sep-17	% Total	Sep-16	% Total
Sawlogs:	Douglas-fir	40.8	57%	27.9	51%
	Whitewood	15.0	21%	11.1	21%
	Pine	2.4	3%	1.7	3%
	Cedar	1.2	2%	2.5	5%
	Hardwood	1.8	2%	2.0	4%
Pulpwood:	All Species	10.7	15%	8.4	16%
Total		71.9	100%	53.6	100%

Comparing YTD 2017 to YTD 2016. Harvest volume increased 18.3 MMBF, or 34%, in the first nine months of 2017 compared to the corresponding period of 2016. In 2016, we planned our harvest to defer significant volume until the fourth quarter in anticipation of better log prices. In 2017, we have benefited throughout the year from higher demand from both the domestic and export markets, as well as reduced supply from our competitors, and so have spread our harvest more evenly over the year. Relative to 2016, our 2017 species mix reflects a 6% increase in Douglas-fir and modest decreases in cedar and hardwood sawlog volumes.

Log Prices

We realized the following log prices by species for the quarters ended September 30, 2017, June 30, 2017, and September 30, 2016:

		Quarter Ended
		Sep-17	Jun-17	Sep-16
Average price realizations (per MBF):
Sawlogs:	Douglas-fir	$749	$694	$629
	Whitewood	651	602	506
	Pine	472	486	418
	Cedar	1,306	1,414	1,321
	Hardwood	685	685	640
Pulpwood:	All Species	303	297	284
Overall		657	616	573

The following table compares the dollar and percentage change in log prices from each of Q2 2017 and Q3 2016 to Q3 2017:

		Change to Q3 2017 from Quarter Ended
		Jun-17		Sep-16
		$/MBF	%	$/MBF	%
Sawlogs:	Douglas-fir	$55	8%	$120	19%
	Whitewood	49	8%	145	29%
	Pine	(14)	(3%)	54	13%
	Cedar	(108)	(8%)	(15)	(1%)
	Hardwood	—	—%	45	7%
Pulpwood:	All Species	6	2%	19	7%
Overall		41	7%	84	15%

Overall realized log prices in Q3 2017 were 7% higher than Q2 2017. Our overall average realized log price is influenced heavily by price movements for our two most prevalent species, Douglas-fir and whitewood, and the relative mix of harvest volume of those two species. From Q2 2017 to Q3 2017, realized log prices increased by 8% for both Douglas-fir and whitewood. Prices for both species rose due to higher demand in the domestic and export markets as well as reduced supply of logs from competitors.

From Q3 2016 to Q3 2017, average realized log prices increased 15%. The favorable change was attributable to increases in Douglas-fir and whitewood realized log prices of 19% and 29%, respectively. The outsized price increase for whitewood was driven by higher demand from China. Prices for pine and hardwood sawlogs, and all pulpwood species, showed healthy increases relative to Q3 2016.

The following table compares realized log prices by species for the first nine months of 2017 and 2016, as well as the dollar and percentage change in log prices between the two periods:

		Nine Months Ended
		Sep-17			Sep-16
			∆ from Sep -17 to Sep -16
			$/MBF	%
Sawlogs:	Douglas-fir	$697	$82	13%	$615
	Whitewood	602	78	15%	524
	Pine	488	10	2%	478
	Cedar	1,376	6	—%	1,370
	Hardwood	665	94	16%	571
Pulpwood:	All species	295	(1)	—%	296
Overall		621	47	8%	574

Overall realized log prices increased 8% in the first nine months of 2017 compared to the corresponding period of 2016. The overall average is influenced heavily by Douglas-fir and whitewood prices, which were up 13% and 15%, respectively, on higher demand in the domestic and export markets and reduced log supply from our competitors. Hardwood prices rose 16% on greater competition among our customers.

Customers

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

The table below categorizes logs sold by customer type for the quarters ended September 30, 2017, June 30, 2017, and September 30, 2016:

	Q3 2017			Q2 2017			Q3 2016
	Volume			Volume			Volume
Destination	MMBF	%	Price	MMBF	%	Price	MMBF	%	Price
Domestic mills	13.3	62%	$679	13.7	59%	$657	11.0	65%	$621
Export brokers	5.1	24%	767	5.0	21%	731	2.8	16%	621
Hardwood	0.4	2%	685	0.9	4%	685	0.8	5%	640
Pulpwood	2.5	12%	303	3.7	16%	297	2.4	14%	284
Total	21.3	100%	657	23.3	100%	616	17.0	100%	573
Timber deed sale	3.6		343	2.1		301	1.3		381
Total	24.9			25.4			18.3

Comparing Q3 2017 to Q2 2017. The relative volume sold to export brokers rose modestly as the export market continued to strengthen. The relative volume sold as pulpwood declined as volume was diverted from pulp mills to sawmills with improved demand in the market for sawlogs. Timber deed sales in both quarters came from one of Fund III’s tree farms.

Comparing Q3 2017 to Q3 2016. Volume sold to the export market increased to 24% of Q3 2017 volume from 16% of Q3 2016 volume, while volume sold to the domestic market decreased to 62% of Q3 2017 volume from 65% of Q3 2016 volume. Average realized export prices were at a premium to prices from domestic mills during Q3 2017, whereas during Q3 2016 there was no such export premium, which resulted in less log volume sold to export log brokers in 2016.

The table below categorizes logs sold by customer type for the nine-month periods ended September 30, 2017 and 2016:

	Nine Months Ended
	September 2017			September 2016
	Volume			Volume
Destination	MMBF	%	Price	MMBF	%	Price
Domestic mills	43.1	60%	$663	34.3	64%	$629
Export brokers	16.2	23%	720	8.9	16%	631
Hardwood	1.8	2%	665	2.0	4%	571
Pulpwood	10.8	15%	295	8.4	16%	296
Subtotal	71.9	100%	621	53.6	100%	574
Timber deed sale	6.0		322	1.3		381
Total	77.9			54.9

Comparing YTD 2017 to YTD 2016. In the first nine months of 2017, the relative amounts of volume sold to our domestic customers decreased to 60% from 64% during the corresponding period of 2016, while volume sold to export customers increased to 23% in the current year versus 16% last year. This shift in customer mix reflects the premium prices paid by export log markets in 2017 compared to domestic log markets. The timber deed sale volumes during the first nine months of 2017 came from one of Fund III’s tree farms. The 2016 timber deed sale volumes cam from both the Partnership (0.7 MMBF) and the Funds (0.6 MMBF).

Cost of Sales

Fee Timber cost of sales, which consists predominantly of harvest, haul, tax and depletion costs, vary with harvest volume.

Fee Timber cost of sales for the quarters ended September 30, 2017, June 30, 2017, and September 30, 2016, was as follows, with the first table expressing these costs in total dollars and the second table expressing those costs that are driven by volume on a per MBF basis:

(in thousands) Quarter Ended	Harvest, Haul and Tax	Depletion	Other	Total Fee Timber Cost of Sales	Harvest Volume (MMBF)	Timber Deed Sale Volume (MMBF)
Partnership	$2,675	$877	$—	$3,552	12.1	—
Funds	2,245	3,375	97	5,717	9.2	3.6
Total September 2017	$4,920	$4,252	$97	$9,269	21.3	3.6

Partnership	$2,428	$908	$—	$3,336	12.5	—
Funds	2,535	2,655	—	5,190	10.8	2.1
Total June 2017	$4,963	$3,563	$—	$8,526	23.3	2.1

Partnership	$2,486	$820	$15	$3,321	11.6	0.7
Funds	1,194	1,088	—	2,282	5.4	0.6
Total September 2016	$3,680	$1,908	$15	$5,603	17.0	1.3

(Amounts per MBF) Quarter Ended	Harvest, Haul and Tax *	Depletion *
Partnership	$221	$72
Funds	244	264
Total September 2017	$231	$171

Partnership	$194	$72
Funds	235	206
Total June 2017	$213	$140

Partnership	$214	$67
Funds	221	181
Total September 2016	$216	$104

*	Timber deed sale volumes are excluded in the per MBF computation for harvest, haul and tax costs but included in the per MBF computation for depletion.

Comparing Q3 2017 to Q2 2017. Cost of sales increased $743,000, or 9%, in Q3 2017 from Q2 2017, despite a slight decline in harvest volume, when timber deed sales are included. The higher costs are primarily attributable to a 25% rise in the Funds’ average depletion rate, as the mix of harvest volume from the Funds’ properties shifted to tree farms with higher depletion rates. Additionally, the per-MBF harvest, haul and tax rates increased 8% in Q3 2017, driven by 16% higher harvest costs on a per-MBF basis relative to Q2 2017.

Comparing Q3 2017 to Q3 2016. Cost of sales increased $3.7 million, or 65%, in Q3 2017 from Q3 2016, as a result of a 38% increase in harvest volume (including timber deed sales). The Combined depletion rate increased 63% in Q3 2017 from Q3 2016, which was the product of two separate factors:

•
The Funds’ share of relative harvest volume (including timber deed sales) increased to 52% in Q3 2017 from 33% in Q3 2016. Depletion rates are higher for the Funds’ tree farms because they were purchased more recently than the Partnership’s tree farms and thus have a higher cost basis.

•
The mix of harvest volume from among the Funds’ shifted to tree farms with higher depletion rates. Unlike the Partnership’s tree farms that all use the same pooled depletion rate, each of the Funds’ tree farms carries its own depletion rate. Accordingly, the average depletion rate for the Funds may vary depending on the relative volume harvested from their tree farms in a given period.

Fee Timber cost of sales for the nine months ended September 30, 2017 and 2016 was as follows, with the first table expressing these costs in total dollars and the second table expressing those costs that are driven by volume on a per MBF basis:

(in thousands) Nine Months Ended	Harvest, Haul and Tax	Depletion	Other	Total Fee Timber Cost of Sales	Harvest Volume (MMBF)	Timber Deed Sale Volume (MMBF)
Partnership	$7,623	$2,807	$—	$10,430	38.8	—
Funds	7,973	9,930	97	18,000	33.1	6.0
Total September 2017	$15,596	$12,737	$97	$28,430	71.9	6.0

Partnership	$6,997	$1,677	$44	$8,718	31.6	0.7
Funds	5,340	4,424	—	9,764	22	0.6
Total September 2016	$12,337	$6,101	$44	$18,482	53.6	1.3

(Amounts per MBF) Nine Months Ended	Harvest, Haul and Tax *	Depletion *
Partnership	$196	$72
Funds	241	254
Total September 2017	$217	$164

Partnership	$221	$52
Funds	243	196
Total September 2016	$230	$111

*	Timber deed sale volumes are excluded in the per MBF computation for harvest, haul and tax costs but included in the per MBF computation for depletion.

Comparing YTD 2017 to YTD 2016. Cost of sales increased $9.9 million, or 54%, in the first nine months of 2017 compared to the corresponding period in 2016, primarily due to a 42% increase in harvest volume (including timber deed sales). Two other factors had opposite impacts on cost of sales. First, harvest, haul, and tax costs decreased 6% on a per MBF basis in 2017 from 2016 as a result of more competitive bidding for our business by logging contractors, a higher proportion of volume from harvest units utilizing lower-cost, ground-based logging systems, and shorter haul distances. Second, the Combined depletion rate increased 48% in 2017 from 2016, which was the product of three separate factors:

•	The Fund’s share of relative harvest volume (including timber deed sales) increased to 50% in 2017 from 41% in 2016.

•	The mix of harvest volume among the Funds’ tree farms shifted to tree farms with higher depletion rates.

•	The Partnership’s pooled depletion rate increased 38% due to the Q3 2016 purchase of the Carbon River tree farm.

Operating Expenses

Fee Timber operating expenses include the cost of maintaining existing roads and building temporary roads for harvesting, silviculture costs, and other management expenses. For the quarters ended September 30, 2017, June 30, 2017, and September 30, 2016, operating expenses were $2.6 million, $2.3 million, and $2.1 million, respectively. The $375,000 increase in operating expenses in Q3 2017 from Q2 2017 is attributable to a seasonal rise in road maintenance activity. Operating expenses increased by $501,000 between Q3 2017 and Q3 2016 due to higher road maintenance and silviculture expenses resulting from the higher harvest volume.

Fee Timber operating expenses for the nine months ended September 30, 2017 and 2016 were $7.0 million and $6.1 million, respectively.  The increase is attributable to higher road maintenance and silviculture expenses related to the higher harvest volume and professional fees associated with the formation of Fund IV.

Gain on Sale of Timberland

The $12.5 million gain on sale of timberland in the first nine months of 2017 resulted from the Q1 2017 sale of a 6,500-acre tree farm by Fund II for $26.5 million as well as the sale of a small parcel by Fund III. The $226,000 gain on sale of timberland in the first six months of 2016 resulted from sales of two parcels owned by the Funds during Q1 2016.

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

Fund Distributions and Fees Paid to the Partnership

Fund distributions are paid from available Fund cash, generated primarily from the harvest and sale of timber after paying all Fund expenses, management fees, and recurring capital costs. The Partnership received combined distributions from the Funds of $6.1 million and $282,000 during the nine months ended September 30, 2017 and 2016, respectively. The 2017 distributions included $5.5 million from Fund II’s sale of a 6,500-acre tree farm. The Partnership earned asset, investment, and timberland management fees from the Funds of $2.5 million and $2.4 million for the nine months ended September 30, 2017 and 2016, respectively. These fees are eliminated as the Funds are consolidated in our financial statements, as shown in the table below.
Revenue and Operating Loss

The fees earned from managing the Funds include a fixed component related to invested capital and acres owned, and a variable component related to harvest volume from the Funds’ tree farms.

Revenue and operating loss for the TIM segment for the quarters ended September 30, 2017 and 2016 were as follows:

(in thousands, except invested	Quarter Ended
capital, volume and acre data)	Sep-17	Sep-16
Revenue internal	$829	$772
Intersegment eliminations	(829)	(772)
Revenue external	$—	$—

Operating income internal	$49	$64
Intersegment eliminations	(728)	(708)
Operating loss external	$(679)	$(644)

Invested capital (in millions)	$240	$258
Acres owned by Funds	88,000	94,000
Harvest volume - Funds (MMBF), including timber deed sales	12.8	6.0

Comparing Q3 2017 to Q3 2016. TIM generated management fee revenue of $829,000 and $772,000 from managing the Funds during Q3 2017 and Q3 2016, respectively. The increased harvest volume during Q3 2017 served to boost revenue generated from fees based on harvest volume, though this was offset partially by a decline in revenue generated from fees based on invested capital and acres owned resulting from Fund II’s tree farm sale in Q1 2017.

Operating expenses incurred for the quarters ended September 30, 2017, and 2016 totaled $679,000 and $644,000, respectively. The increase in operating expenses is attributable to costs associated with the launch of our fourth timber fund, which occurred at the tail end of 2016, as well as additional personnel costs to manage our expanding timber fund portfolio.

Revenue and operating loss for the TIM segment for the nine months ended September 30, 2017 and 2016 were as follows:

(in thousands, except invested	Nine Months Ended
capital, volume and acre data)	Sep-17	Sep-16
Revenue internal	$2,494	$2,383
Intersegment eliminations	(2,494)	(2,375)
Revenue external	$—	$8

Operating income (loss) internal	$(211)	$269
Intersegment eliminations	(2,185)	(2,182)
Operating loss external	$(2,396)	$(1,913)

Invested capital (in millions)	$240	$258
Acres owned by Funds	88,000	94,000
Harvest volume - Funds (MMBF), including timber deed sales	39.1	22.6

Comparing YTD 2017 to YTD 2016. TIM generated management fee revenue of $2.5 million and $2.4 million from managing the Funds for the nine months ended September 30, 2017 and 2016, respectively. The increased harvest volume during 2017 served to boost revenue generated from fees based on harvest volume, though this was offset partially by a decline in revenue generated from fees based on invested capital and acres owned resulting from Fund II’s tree farm sale in Q1 2017.

Operating expenses incurred by the TIM segment for the nine months ended September 30, 2017 and 2016 totaled $2.4 million and $1.9 million, respectively. The increase in operating expenses is attributable to costs associated with the launch of our fourth timber fund, which occurred at the tail end of 2016, as well as additional personnel costs to manage our expanding timber fund portfolio.

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

Those properties that are for sale, under contract, and management expects to sell within the next 12 months, are classified on our balance sheet as a current asset under “Land and Timber Held for Sale”. The $9.5 million amount currently in Land and Timber Held for Sale reflects properties that are under contract and expected to close between now and the end of the third quarter of 2018, comprising 78 single-family residential lots from our Harbor Hill project and four single-family lot sales from a separate project.

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

Comparing Q3 2017 to Q3 2016. We closed on the sale of 15 residential lots from our Harbor Hill project and six residential lots from other properties for $2.5 million during Q3 2017, whereas during Q3 2016 we closed on the sale of two parcels of undeveloped land comprising 265 acres for $1.7 million. The gross margin from the 2016 sales was $774,000 higher than the 2017 transactions as the properties sold in 2016 had a lower cost basis as undeveloped land. Real Estate operating expenses were $1.2 million and $1.0 million during Q3 2017 and Q3 2016, respectively. The increase in operating expenses is due primarily to legal and professional fees in connection with planning and development for a number of properties, as well as for pursuing potential insurance recoveries for our Port Gamble environmental remediation costs. These factors resulted in an operating loss of $491,000 for Q3 2017 compared to operating income of $463,000 for Q3 2016.

Comparing YTD 2017 to YTD 2016. In the first nine months of 2017, we closed on the sale of 15 residential lots from our Harbor Hill project and seven residential lots from other properties for $2.7 million, and recognized the remaining revenue on a percentage-of-completion basis on parcels sold in Q4 2016 from our Harbor Hill development for $285,000.  In the first nine months of 2016, we closed on the sale of 9 residential lots from Harbor Hill and recognized the remaining revenue on a percentage-of-completion basis on parcels sold in previous periods for a combined total of $1.2 million, as well as the sale of the two parcels of undeveloped land described above. Real Estate operating expenses increased from $3.3 million to $3.9 million for the first nine months of 2016 and 2017, respectively, due primarily to legal and professional fees in connection with planning and development for a number of properties as well as for pursuing potential insurance recoveries for our Port Gamble environmental remediation costs. These factors resulted in an operating loss of $3.2 million for the first nine months of 2017 compared to an operating loss of $1.7 million for the corresponding period of 2016.

Real Estate revenue and gross margin are summarized in the table below for the nine months ended September 30, 2017 and 2016:

(in thousands, except units sold and per unit amounts)
For the nine months ended:
Description	Revenue	Gross Margin		Units Sold		Revenue per unit	Gross Margin per unit
Residential	$2,942	$833	*	Lots:	22	133,727	37,864
Total land	2,942	833
Rentals and other	863	(196)
September 30, 2017 total	$3,805	$637

Residential	$1,220	$154	*	Lots:	9	135,556	17,111
Unimproved land	1,749	1,459		Acres:	265	6,600	5,506
Total land	2,969	1,613
Rentals and other	896	(88)
September 30, 2016 total	$3,865	$1,525

* Includes revenue recognized on a percentage-of-completion basis on lots sold in previous periods.

Environmental Remediation
As disclosed previously, we have a liability for environmental remediation at Port Gamble, Washington, due to contamination that occurred in Port Gamble prior to our 1985 acquisition of the property from Pope & Talbot, Inc. We have adjusted that liability from time to time based on evolving circumstances. The required remediation in Port Gamble Bay was completed in January 2017. Dredged sediments associated with the remediation were stockpiled on the millsite so they could be rinsed with fresh water and characterized for removal. This work was completed in the third quarter of 2017. By the end of September, all stockpiles were removed, with the bulk of the sediments being relocated to property we own a short distance from the town of Port Gamble.
We anticipate some cleanup activity to occur on the millsite in 2018. The scope of this activity will depend on the results of testing that will be conducted in this area now that the dredged sediments from Port Gamble Bay have been removed. Our liability includes an estimate of the costs for this activity.
Project costs may still vary due to a number of factors, including but not limited to:
Uncertainty with respect to the millsite cleanup: As noted earlier, the scope and nature of remediation activity on the millsite will be determined by the results of testing to be conducted in the coming months. Until these testing results are known, our ability to accurately estimate the cost associated with this phase of the project is limited.

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

Unforeseen conditions: As we transition to the maintenance and monitoring phases of the project, conditions may arise that require corrective action, which could result in additional costs. Likewise, we cannot accurately predict the impacts, if any, of the alleged NRD claims.
Should any future circumstances result in a change to the estimated cost of the project, we will record an appropriate adjustment to the liability in the period it becomes known and when we can reasonably estimate the amount.

General and Administrative (G&A)

G&A expenses were relatively flat at $1.1 million and $1.2 million in the third quarters of 2017 and 2016, respectively. G&A expenses increased to $4.2 million for the first nine months of 2017 from $3.8 million for the first nine months of 2016. The increase is primarily due to higher personnel costs, particularly equity-based compensation, and professional fees.

Interest Expense, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2017	2016	2017	2016
Interest income	$—	$2	$3	$8
Interest expense	(1,284)	(1,158)	(3,664)	(2,902)
Capitalized interest	105	203	355	536
Interest expense, net	$(1,179)	$(953)	$(3,306)	$(2,358)

The Partnership’s and Fund III’s debt arrangements with Northwest Farm Credit Services (NWFCS) are included in the latter’s patronage program, which rebates a portion of interest paid in the prior year back to the borrower. This NWFCS patronage program is a feature common to most of this lender’s loan agreements. The patronage program reduced interest expense by $230,000 and $190,000 for Q3 2017 and Q3 2016, respectively, and by $778,000 and $585,000 for the first nine months of 2017 and 2016, respectively. The increases in both interest expense and patronage are due to higher debt balances in 2017.
Capitalized interest decreased from 2016 to 2017 due to the reduction in basis from 2016 due to completed construction activity at Harbor Hill.

Income Tax

The Partnership recorded income tax expense of $46,000 and $116,000 for Q3 2017 and Q3 2016, respectively, and $105,000 and $166,000 for the first nine months of 2017 and 2016, respectively.

Pope Resources is a limited partnership and is therefore not subject to federal income tax. Taxable income/loss is instead reported to unitholders each year on a Form K-1 for inclusion in each unitholder’s income tax return. However, Pope Resources and the Funds do have corporate subsidiaries that are subject to income tax, giving rise to the line item for such tax in the Condensed Consolidated Statement of Comprehensive Income (Loss).

Noncontrolling interests-ORM Timber Funds

The line item “Net and comprehensive (income) loss attributable to noncontrolling interests-ORM Timber Funds” represents the combination of the portions of the net income or loss for the Funds which are attributable to third-party owners: 80% for Fund II, 95% for Fund III, and 85% for Fund IV.

Off-Balance Sheet Arrangements

We do not have any material off-balance sheet arrangements.

Liquidity and Capital Resources

We ordinarily finance our business activities using operating cash flows and, where appropriate in our assessment, commercial credit arrangements with banks or other financial institutions. During periods of reduced operating cash flows, we have available to us lines of credit that can be accessed in order to provide for liquidity needs. We expect that funds generated internally from operations and externally through financing will provide the required resources for the Partnership’s operations and capital expenditures for at least the next twelve months.

The Partnership’s debt consists of mortgage debt with fixed and variable interest rate tranches and operating lines of credit with Northwest Farm Credit Services (NWFCS). The mortgage debt at September 30, 2017 includes $51.8 million in term loans with NWFCS structured in five tranches that mature from 2019 through 2028 and is collateralized by portions of the Partnership’s timberland. In addition, our commercial office building in Poulsbo, Washington is collateral for a $2.5 million loan from NWFCS that matures in 2023. We also have available a $31.0 million facility with NWFCS structured as a line of credit through December 31, 2019, after which it converts to a term loan with multiple tranches that have an ultimate maturity in July 2027. At September 30, 2017, $9.0 million was outstanding under this facility at a variable rate based on the one-month LIBOR rate plus 1.85%. Our $20.0 million operating line of credit matures April 1, 2020, and we had $20.0 million drawn as of September 30, 2017. The line of credit carries a variable interest rate that is based on the one-month LIBOR rate plus 1.50%.

These debt agreements contain covenants that are measured quarterly. Among the covenants measured is a requirement that the Partnership maintain an interest coverage ratio of 3:1, and not exceed a maximum debt-to-total-capitalization ratio of 30%, with total capitalization calculated using fair market (vs. carrying) value of timberland, roads and timber. The Partnership is in compliance with these covenants as of September 30, 2017, and expects to remain in compliance for at least the next twelve months.

Mortgage debt within the Funds is collateralized by Fund properties only, and the Partnership and its subsidiaries do not guarantee that debt. Fund II has a timberland mortgage comprised of two fixed rate tranches totaling $25.0 million with MetLife Insurance Company. The tranches are non-amortizing and both mature in September 2020. The loans allow for, but do not require, annual principal payments of up to 10% of outstanding principal without incurring a make-whole premium. This mortgage is collateralized by a portion of Fund II’s timberland portfolio. Fund III has a timberland mortgage comprised of two fixed rate tranches totaling $32.4 million with NWFCS. The mortgage is non-amortizing and collateralized by a portion of Fund III’s timberland, with an $18.0 million tranche maturing in December 2023 and a $14.4 million tranche maturing in October 2024.

The $7.6 million increase in cash generated for the nine months ended September 30, 2017 compared to September 30, 2016 is explained in the following table:

	Nine Months Ended September 30,
(in thousands)	2017	Change	2016
Cash provided by (used in) operating activities	$7,408	$16,365	$(8,957)

Investing activities
Reforestation and roads	(1,665)	(389)	(1,276)
Capital expenditures	(162)	(3)	(159)
Proceeds from sale of property and equipment	30	30	—
Investment in unconsolidated real estate joint venture	(250)	(250)	—
Acquisition of timberland - Partnership	(4,951)	28,373	(33,324)
Proceeds from sale of timberland - Funds	26,590	25,866	724
Cash provided by (used in) investing activities	19,592	53,627	(34,035)
Financing activities
Line of credit borrowings	23,000	2,974	20,026
Line of credit repayments	(8,000)	(5,300)	(2,700)
Repayment of long-term debt	(5,088)	(5,003)	(85)
Proceeds from issuance of long-term debt	—	(32,000)	32,000
Debt issuances costs	(104)	59	(163)
Units issued under Distribution Reinvestment Plan	4	4	—
Unit repurchases	(648)	(648)	—
Payroll taxes paid upon unit net settlements	(94)	58	(152)
Cash distributions to unitholders	(9,168)	(35)	(9,133)
Cash distributions to fund investors, net of distributions to Partnership	(26,359)	(23,306)	(3,053)
Capital call - ORM Timber Funds, net of Partnership contribution	825	825	—
Cash provided by (used in) financing activities	(25,632)	(62,372)	36,740
Net increase (decrease) in cash	$1,368	$7,620	$(6,252)

The increase in cash from operating activities of $16.4 million resulted primarily from a 34% increase in timber harvest volume, an 8% rise in average log price realizations, and lower Real Estate project expenditures.

Cash from investing activities during 2017 increased by $53.6 million compared to 2016 due primarily to the sale of one of Fund II’s tree farms in January 2017 and the acquisition of a tree farm by the Partnership in Q3 2016.

Cash from financing activities decreased in the current year by $62.4 million due primarily to the distribution of the net proceeds from the sale of one of Fund II’s tree farms to that fund’s investors, net repayments of debt in 2017, and borrowings in 2016 to fund the acquisition of a tree farm by the Partnership that had no counterpart in 2017.

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

Capital Expenditures and Commitments

Capital expenditures, excluding timberland acquisitions, for the full year 2017 are projected to be approximately $11.1 million. The most significant expenditures relate to finishing residential lots for sale to merchant homebuilders in our Harbor Hill project, reforestation and roads, and the installation of a new wastewater treatment plant for the town of Port Gamble. The following table presents our capital expenditures by major category on a year-to-date basis and what we expect for the remainder of the year:

		2017
	Sept 30 YTD	Remainder of Year	Total
in millions
Harbor Hill project development	$4.4	$1.3	$5.7
Port Gamble wastewater treatment plant	1.6	0.1	1.7
Reforestation and roads	1.7	0.7	2.4
Other	0.6	0.7	1.3
	$8.3	$2.8	$11.1

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The consolidated fixed-rate debt outstanding had a fair value of approximately $105.8 million and $111.0 million at September 30, 2017 and December 31, 2016, respectively, based on the prevailing interest rates for similar financial instruments. A change in interest rate on fixed-rate debt will affect the fair value of debt, whereas a change in the interest rate on variable-rate debt will affect interest expense and cash flows payable by the Partnership. A hypothetical 1% change in prevailing interest rates would change the fair value of fixed-rate long-term debt obligations by $3.1 million and result in a $390,000 change in interest expense from our variable-rate debt. We are not subject to material foreign currency risk, derivative risk, or similar uncertainties.

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

As we have disclosed previously, we have filed suit against the Washington State Department of Natural Resources (DNR) seeking contribution to cleanup costs for the environmental remediation of the Port Gamble site. On May 2, 2017, the Washington State Supreme Court granted review of the Court of Appeals’ December 2016 ruling in our favor that holds DNR liable under Washington’s Model Toxics Control Act as an owner or operator of the site. Oral arguments were presented on September 26, 2017. The Supreme Court’s ruling is anticipated in early 2018.

ITEM 1A. RISK FACTORS
Risks Related to Our Industry and Our Markets

We are sensitive to demand and price issues relating to our sales of logs in both domestic and foreign markets. We generate Fee Timber revenue primarily by selling softwood logs to domestic mills and to third-party intermediaries who resell them to the export market. The domestic market for logs in our operating area depends heavily on U.S. housing starts. Recently, the U.S. housing market has started to improve but, to the extent the recovery in the housing market should stall, such a turn of events could have a negative impact on our operating results. For example, interest rates are widely expected to rise in the coming periods. Should this occur, it could have a negative impact on the U.S. housing market. Demand from export markets for Pacific Northwest logs are affected by fluctuations in United States, Japanese and, increasingly, Chinese and Korean economies, the foreign currency exchange rate between these Asian currencies and the U.S. dollar, as well as by ocean transportation costs. Further, the prices we realize for our logs depend in part upon competition, including the supply of logs from Canada that can be impacted by fluctuations in currency exchange rates and trade relations between the U.S. and Canada. The U.S. recently announced tariffs on lumber imported from Canada, with the intention of making U.S.-sourced lumber more competitive. An indirect effect of the tariffs could be support for U.S. Log prices, though uncertainty around the timing and level of tariffs could lead to volatility in lumber and log prices.

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

Environmental and other activist groups may have an adverse impact on the value of our assets or on our ability to generate revenues from our timberlands. In recent years we have seen an increase in activities by environmental groups, Native American tribes, and other activists in the legislative, administrative and judicial processes that govern all aspects of our operations. For example, on more than one occasion the Washington Department of Ecology applied more stringent regulatory standards to our existing environmental remediation operations at Port Gamble, Washington, after soliciting or receiving input from tribal representatives. These revisions substantially increased the cost associated with our pre-existing remediation plans, and we cannot offer assurances that similar actions will not further protract the process or increase remediation costs. In an ongoing example of this activism, various citizens’ and tribal groups are asserting in their capacities as alleged trustees under the Natural Resources Damages Act that we are liable for damages to the environment on the basis of our now largely remediated property at Port Gamble, Washington. Similarly, citizens’ and environmental groups have significant influence in the entitlement and zoning processes that affect our Real Estate operations. These activities are not likely to diminish in the foreseeable future, and in some instances may have a material impact upon the revenues we can generate from our properties or upon the costs of generating those revenues.

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

Risks Relating to Our Operations

We have certain environmental remediation liabilities associated with our Port Gamble property, and that liability may increase. We currently own certain real estate at Port Gamble on the Kitsap Peninsula in western Washington. Sediments adjacent to these properties were alleged to have been impacted by operations of the former owner of the property, Pope & Talbot, Inc. However, as current owner of Port Gamble, we have environmental liability for these properties under Washington State’s Model Toxics Control Act (MTCA). In December 2013, we reached an agreement with the Washington State Department of Ecology (“DOE”) in the form of a consent decree (“CD”) and clean-up action plan (“CAP”) that provides for the cleanup of Port Gamble Bay. Together, these documents outline the terms under which the Partnership will conduct environmental remediation as well as the specific clean-up activities to be performed. The CD and CAP were filed with the Kitsap County Superior Court in December 2013. On June 8, 2015, Kitsap County Superior Court ruled on summary judgment that Washington’s Department of Natural Resources (DNR) did not qualify as an owner or operator of the site and therefore did not have liability under the MTCA. We appealed the Superior Court’s ruling and ten public and/or private entities, including DOE, filed or joined in amicus briefs in support of our position, arguing that DNR is liable as an owner or operator of the site. On December 28, 2016, The Washington State Court of Appeals (Division II) reversed the superior court’s summary judgment order, ruling that DNR is liable under MTCA as an owner or operator of the site. DNR has appealed this ruling to the Washington State Supreme Court. Oral arguments in this case were presented on September 26, 2017. There can be no assurance that we will prevail in this matter or that we can reach an acceptable settlement with DNR. The recorded liability reflects the estimated cost of the entire project, without any contribution by DNR. Additionally, certain environmental laws allow state, federal, and tribal trustees (collectively, the Trustees) to bring suit against property owners to recover damages for injuries to natural resources (NRD). Like the liability that attaches to current property owners in the cleanup context, liability for natural resource damages can attach to a property owner simply because an injury to natural resources resulted from releases of hazardous substances on that owner’s property, regardless of culpability for the release. The Trustees are alleging that Pope Resources has NRD liability because of releases that occurred on its property. We have been in discussions with the Trustees regarding their claims, and the alleged conditions in Port Gamble Bay. We have also been discussing restoration alternatives that might address the damages the Trustees allege. Discussions with the Trustees may result in an obligation for us to fund NRD assessment and restoration activities that are greater than we have estimated. The outcome of this matter is too uncertain for us to determine the likelihood or potential amount of any such obligation at this time.

Management continues to monitor the Port Gamble cleanup processes closely. The $6.6 million remediation accrual as of September 30, 2017 represents our current estimate of the remaining cleanup cost and most likely outcome to various contingencies. These estimates are predicated upon a variety of factors, including the actual amount of the ultimate cleanup costs. The liability is based upon a number of estimates and judgments that are subject to change as the project progresses. There may be additional litigation costs if we cannot reach a settlement with DNR, and the outcome of any such litigation is uncertain. The filing of the CD limits our legal exposure for matters covered by the decree, but does not eliminate it entirely. DOE reserves the right to reopen the CD if new information regarding factors previously unknown to the agency requires further remedial action. While unlikely, a reopening of the CD may result in adverse financial impacts and may have the effect of distracting management and other key personnel from the day to day operation of our business. These factors, alone or in combination with other challenges, may have a material adverse effect upon our assets, income and operations.

Our leverage may give rise to additional risks. The Partnership’s total outstanding debt was $83.3 million at September 30, 2017, of which $39.0 million bears interest at variable rates, with the balance at fixed rates. This debt, particularly that portion that carries variable interest rates, exposes us to certain additional risks, including the possibility that we may face additional interest expense, particularly in an economic environment that includes rising interest rates, as are expected in the United States in coming periods. In addition, generally speaking, an increase in our indebtedness may limit our ability to defer timber harvests and potentially restricts our flexibility to take advantage of other investment opportunities that might otherwise benefit our business. In extreme cases, we could be placed in a position in which we default under one or more of our credit arrangements, which could require us to pledge additional portions of our timberland as collateral for our indebtedness or which might require us to take other actions or expose us to other remedies that could have a material adverse effect upon our assets, operations or business.

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

Our timber investment fund business depends upon establishing and maintaining a strong reputation among investors, and on our ability to maintain strong relationships with existing and prospective investors in our Funds. Our ability to expand our operations using our private equity timber fund strategy depends to a significant degree upon our ability to maintain and develop our expertise in managing timberlands in a manner that generates investment returns for prospective Fund investors. Events or conditions that adversely impact this capacity, including events that damage our reputation or our relationship with Fund investors, may make it more difficult to grow our operations using this strategy, and in some instances, may result in actual or alleged liability to our investors. Any such events may cause a reduction in our revenues or may cause us to realize less than the optimum potential of our assets.

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

We may incur losses as a result of natural disasters that may occur on our properties. Forests are subject to a number of natural hazards, including damage by fire, severe windstorms, insects and disease, flooding and landslides. Changes in global climate conditions may intensify these natural hazards. Severe weather conditions and other natural disasters can also reduce the productivity of timberlands and disrupt the harvesting and delivery of forest products. While damage from natural causes is typically localized and would normally affect only a small portion of our timberlands at any one time, these hazards are unpredictable and losses might not be so limited. Consistent with the practices of other large timber companies, we do not maintain insurance against loss of standing timber on our timberlands due to natural disasters. However, we do carry fire insurance on a portion of our timberland portfolio.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) - (e) None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Units Purchased	(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs

July 2017	2,020	$74.96	2,020	$992,000
August 2017	3,236	$71.91	3,236	$759,000
September 2017	2,915	$71.18	2,915	$552,000
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

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 6, 2017.

POPE RESOURCES,
A Delaware Limited Partnership

By:	POPE MGP, Inc.
Managing General Partner

By: /s/ Thomas M. Ringo
Thomas M. Ringo
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Daemon P. Repp
Daemon P. Repp
Director of Finance
(Principal Financial Officer)

By: /s/ Sean M. Tallarico
Sean M. Tallarico
Controller
(Principal Accounting Officer)