Form 10-K
period 2017-12-31
POPE RESOURCES LTD PARTNERSHIP
filed 2018-03-02
CIK 784011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2017
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
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act). Yes ☐  No ☒
At June 30, 2017, the aggregate market value of the non-voting equity units of the registrant held by non-affiliates was approximately $241,737,040
The number of the registrant’s limited partnership units outstanding as of February 15, 2018 was 4,362,224.
Documents incorporated by reference: None

Pope Resources, A Delaware Limited Partnership
Form 10-K
For the Fiscal Year Ended December 31, 2017

PART I

Item 1.   BUSINESS

OVERVIEW

When we refer to the “Partnership,” the “Company,” “we,” “us,” or “our,” we mean Pope Resources, A Delaware Limited Partnership and its consolidated subsidiaries. In some contexts, particularly with respect to our co-investment in our private equity timber funds, “Partnership” may refer to Pope Resources and its wholly-owned subsidiaries, exclusive of the timber funds. References to notes to the financial statements refer to the Notes to the Consolidated Financial Statements of Pope Resources, A Delaware Limited Partnership, included in Item 8 of this report. Statements of intention, belief, or expectation reflect intent, beliefs and expectations of our executive officers as of the date of this report, based on information known to them as of that date. Readers should not place undue reliance on these statements, as they are, in large part, an attempt to predict future outcomes and events, and the section of this report entitled “Item 1A: Risk Factors” contains a non-exhaustive list of factors that may cause us to fall short of our expectations or to deviate from the plans discussed herein.

The Partnership was formed in 1985 as a result of the spinoff of certain timberlands and development properties from Pope & Talbot, Inc.

We currently operate in three primary business segments: (1) Fee Timber, (2) Timberland Investment Management and (3) Real Estate. Fee Timber operations consist of growing, managing, harvesting, and marketing timber from the Partnership’s 118,000 acres of direct timberland ownership in Washington and our private equity timber funds’ 88,000 acres (as of December 31, 2017) of timberland in Washington, Oregon, and California that we co-own with our third-party investors. Our Timberland Investment Management segment is engaged in organizing and managing private equity timber funds using capital invested by third parties and the Partnership. Our Real Estate segment’s operations are focused on a portfolio of approximately 2,100 acres in the west Puget Sound region of Washington, most of which are legacy timberlands that have become suitable as development property owing to the expansion of the Puget Sound metropolitan and suburban areas. In recent years, however, we have begun to acquire and develop other properties for sale, either on our own or by partnering with other experienced real estate developers. This segment’s activities consist of efforts to enhance the value of our land by obtaining the entitlements and, in some cases, building the infrastructure necessary to enable further development, and then selling those properties, ordinarily to commercial and residential developers. Our Real Estate operations also include ownership and management of commercial properties, including Port Gamble, Washington, now an historic town. Port Gamble was established by Pope & Talbot in 1853 and was operated as a company town and location for a lumber mill for more than 160 years.

Copies of our reports filed or furnished under the Securities Exchange Act, including our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and all amendments to these reports, are available free of charge at www.poperesources.com. The information contained in or linked through our web site is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report filed with or furnished to the Securities and Exchange Commission, or of any report, registration statement or other filing into which the contents hereof are incorporated by reference. The public may read and copy any material we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an internet database, known as EDGAR, at www.sec.gov that contains our current and periodic reports and all of our other securities filings.

DESCRIPTION OF BUSINESS SEGMENTS

Fee Timber

Background. The 206,000 timberland acres that we own or manage under this segment break down into two categories. The first consists of the approximately 67,000-acre Hood Canal tree farm, located in western Washington, and the 51,000-acre Columbia tree farm located in southwest Washington. The Hood Canal and Columbia tree farms are the Partnership’s core holdings, and we manage them as a single operating unit for planning harvest volumes. When we refer to these two tree farms, we will describe them as the “Partnership’s tree farms.” We have owned the Hood Canal tree farm, substantially as currently comprised, since our formation in 1985. We acquired the bulk of the Columbia tree farm in 2001, a smaller block in 2004, and added over 8,000 acres to this tree farm in 2016 and over 1,000 acres in 2017.

This segment also includes a second category, comprised of the operations and management of ORM Timber Fund II, Inc. (Fund II), ORM Timber Fund III (REIT), Inc. (Fund III), and ORM Timber Fund IV (REIT), Inc. (Fund IV), which are consolidated into our financial statements. Fund IV was launched in December 2016 and acquired its first two timberland properties in January 2018, totaling nearly 37,000 acres in Washington and Oregon. When referring to all the Funds collectively, depending on context, we use the designations “Fund” or “Funds” interchangeably. The Partnership holds ownership interests of 20% in Fund II, 5% in Fund III, and 15% in Fund IV. The Funds’ assets at December 31, 2017, consist of 88,000 acres of timberland as outlined in the table below:

Fund	Acquisition Date	Location	Acres (in thousands)
Fund II	Q4 2009	Northwestern Oregon	5
	Q3 2010	Western Washington	13
	Q3 2010	Northwestern Oregon	13
Fund III	Q4 2012	Northern California	19
	Q4 2013	Southwestern Washington	10
	Q4 2014	Northwestern Oregon	13
	Q4 2015	Southern Puget Sound Washington	15
			88

When referring to the Partnership and Fund tree farms together we refer to them as the “Combined tree farms.” When referring to the combination of the Partnership’s tree farms and its 20%, 5%, and 15% ownership interest in Fund II, Fund III, and Fund IV, respectively, we will refer to the sums as “Look-through” totals. As Fund IV did not acquire its first timberland property until January 2018, the information presented in the following tables include only Fund II and Fund III.

Operations. As indicated above, our Fee Timber operations consist primarily of growing, managing, harvesting, and marketing timber from multiple tree farms owned by the Partnership and our private equity timber funds. Our Fee Timber segment produced 74%, 71%, and 67% of our consolidated revenue in 2017, 2016, and 2015, respectively. Delivered log sales to domestic manufacturers and export brokers represent the overwhelming majority of Fee Timber revenue, but we also occasionally sell rights to harvest timber from our tree farms, known as “timber deed sales.” In addition, our tree farms generate revenue from commercial thinning operations, ground leases for cellular communication towers, and royalties from gravel mines and quarries.

Inventory. Timber volume is generally expressed in thousands of board feet (MBF) or millions of board feet (MMBF). In the discussion below, we present merchantable volume, productive acres, and projected harvest level data for the Partnership’s and Funds’ tree farms on a stand-alone and Look-through basis. On our Washington and Oregon tree farms, which we manage on an even-age basis, we define “merchantable volume” to mean timber inventory in productive stands that are 35 years of age and older. Fund III’s California tree farm has been managed historically using uneven-age harvest treatments wherein stands consist of trees of a variety of age classes. On that tree farm, we classify merchantable volume based on the tree’s diameter at breast height (DBH), or four and one-half feet above ground. Trees with a DBH greater than or equal to 16 inches are considered merchantable and less than 16 inches are considered pre-merchantable. Accordingly, merchantable volume from Fund III’s California tree farm is reflected in the tables below as “16+”. The two January 2018 acquisitions by Fund IV will add, on a Look-through basis, 31 MMBF of merchantable inventory, 4,800 productive acres, and 2 MMBF of planned annual harvest volume to the December 31, 2017, data presented in the following tables.

Partnership merchantable volume (in MMBF) as of December 31:
	2017			2016
Merch Class	Sawtimber	Pulpwood	Total	Total
35 to 39 yrs.	258	13	271	230
40 to 44 yrs.	67	3	70	58
45 to 49 yrs.	18	1	19	29
50 to 54 yrs.	8	1	9	8
55 to 59 yrs.	5	—	5	5
60 to 64 yrs.	1	—	1	3
65+ yrs.	24	1	25	26
	381	19	400	359

Fund merchantable volume (in MMBF) as of December 31:
	2017			2016
Merch Class	Sawtimber	Pulpwood	Total	Total
35 to 39 yrs.	55	2	57	102
40 to 44 yrs.	75	—	75	106
45 to 49 yrs.	71	1	72	96
50 to 54 yrs.	45	1	46	53
55 to 59 yrs.	22	—	22	28
60 to 64 yrs.	12	1	13	12
65+ yrs.	14	—	14	16
16+ inches	161	—	161	161
	455	5	460	574

Look-through merchantable volume (in MMBF) as of December 31:
	2017 Volume			2016 Volume
	Partnership		Look-	Partnership		Look-
	100%	Share of	through	100%	Share of	through
Merch Class	Owned	Funds	Total	Owned	Funds	Total
35 to 39 yrs.	271	8	279	230	15	245
40 to 44 yrs.	70	11	81	58	15	73
45 to 49 yrs.	19	12	31	29	16	45
50 to 54 yrs.	9	7	16	8	7	15
55 to 59 yrs.	5	4	9	5	5	10
60 to 64 yrs.	1	2	3	3	1	4
65+ yrs.	25	2	27	26	6	32
16+ inches	—	8	8	—	9	9
	400	54	454	359	74	433

Merchantable volume estimates are updated quarterly. Changes in timber inventory typically reflect depletion of harvested timber, growth of standing timber, transitions of timber stands from pre-merchantable to merchantable, revised estimates of acres available for harvest, timber inventory measurement (cruising) updates, and timberland acquisition and disposition activity. A portion of each tree farm’s timber stands is physically measured or re-measured each year using a statistical sampling process called “cruising.” Stands with actual volume are generally cruised every seven years. The comparison of actual volume harvested to the volume carried in our inventory system, is referred to as a “cutout analysis,” which monitors the accuracy of our timber inventory process. Over the last ten years, our overall inventory variances from the cutout analysis have been up to approximately 8% in any one year, but have averaged less than 1% in the aggregate over that time frame.

The dominant timber species on the Partnership’s tree farms is Douglas-fir, which has unique growth and structural characteristics that make it generally preferable to other softwoods and hardwoods for producing construction grade lumber and plywood. A secondary softwood conifer species on the Partnership’s tree farms is western hemlock, which is similar in color and structural characteristics to a number of other minor softwood conifer timber species, including Sitka spruce and the true firs. These secondary species are thus purchased and manufactured into lumber generically, and referred to as “whitewoods.” There is also a minor amount of another softwood conifer species, western red cedar, which is used in siding, fencing, and decking applications. Hardwood species on the Partnership’s tree farms include primarily red alder and smaller volumes of other hardwood species.

The merchantable timber inventory on Fund properties contains a greater proportion of whitewoods than do the Partnership’s timberlands. However, given that the most significant contributor to the Funds’ whitewood volume is Fund III’s tree farm in northern California and that the Partnership holds only a 5% ownership in Fund III, on a Look-through basis the Funds contribute a more equally-weighted species mix between Douglas-fir and whitewoods. Fund III’s northern California tree farm includes ponderosa pine and white fir. Ponderosa pine is used for shelving, lumber, and parts for window frames, doors, and furniture. Although listed separately in the tables below, pine is also generally referred to as a whitewood. White fir is a member of the whitewood species group and is used primarily for lumber and core layers in plywood.

Look-through merchantable volume (in MMBF) as of December 31, 2017:

	Partnership		Look-
	100%	Share of	through	Percent
Species	Owned	Funds	Total	of total
Douglas-fir	307	26	333	74%
Western hemlock	32	14	46	10%
Western red cedar	10	1	11	2%
Pine	—	3	3	1%
Other conifer	21	8	29	6%
Red alder	25	2	27	6%
Other hardwood	5	—	5	1%
Total	400	54	454	100%

Look-through merchantable volume (in MMBF) as of December 31, 2016:

	Partnership		Look-
	100%	Share of	through	Percent
Species	Owned	Funds	Total	of total
Douglas-fir	267	32	299	69%
Western hemlock	31	23	54	12%
Western red cedar	11	1	12	3%
Pine	—	3	3	1%
Other conifer	18	12	30	7%
Red alder	27	3	30	7%
Other hardwood	5	—	5	1%
Total	359	74	433	100%

The Partnership’s tree farms as of December 31, 2017, consist of 118,000 acres. Of this total, 102,300 acres, or 87% are designated as productive acres, meaning land that will grow merchantable timber where harvesting that timber is not constrained by physical, environmental, or regulatory restrictions. The Funds’ tree farms as of December 31, 2017, totaled 88,000 acres. Of this total, 75,500, or 86%, were designated as productive acres. On a Look-through basis, this results in 110,000 productive acres, of which 20% contain merchantable timber. In addition, another 28% of the Look-through productive acres are in the 25-34 year age-class, much of which will begin moving from pre-merchantable to merchantable timber volume over the next five to ten years. There is no age-class associated with the California tree farm, which is not managed on an even-age regime, resulting in stands that contain timber with multiple ages. Productive acres for our California tree farm are shown in the following tables under the heading “California.”

Look-through productive acres are spread by timber age-class as follows as of December 31, 2017:

	12/31/2017 Productive Acres (in thousands)
Age	100%	Share of	Look-through
Class	Owned	Funds	Total	%
Clear-cut	3.5	0.3	3.8	3%
0 to 4	8.4	0.8	9.2	8%
5 to 9	8.3	0.6	8.9	8%
10 to 14	11.0	0.6	11.6	11%
15 to 19	11.3	0.5	11.8	11%
20 to 24	10.4	0.3	10.7	10%
25 to 29	12.2	0.9	13.1	12%
30 to 34	17.3	0.7	18.0	16%
35 to 39	13.8	0.5	14.3	13%
40 to 44	3.6	0.5	4.1	4%
45 to 49	0.9	0.5	1.4	1%
50 to 54	0.4	0.3	0.7	1%
55 to 59	0.2	0.1	0.3	—%
60 to 64	0.1	—	0.1	—%
65+	0.9	—	0.9	1%
California	—	0.9	0.9	1%
	102.3	7.5	109.8

Look-through productive acres are spread by timber age-class as follows as of December 31, 2016:

	12/31/2016 Productive Acres (in thousands)
Age	100%	Share of	Look-
Class	Owned	Funds	through	%
Clear-cut	3.2	0.2	3.4	3%
0 to 4	8.4	1.1	9.5	9%
5 to 9	7.6	0.6	8.2	7%
10 to 14	11.3	0.7	12.0	11%
15 to 19	12.8	0.5	13.3	12%
20 to 24	7.7	0.4	8.1	7%
25 to 29	14.5	0.9	15.4	14%
30 to 34	17.3	0.7	18.0	16%
35 to 39	12.2	0.8	13.0	12%
40 to 44	3.1	0.8	3.9	4%
45 to 49	1.4	0.7	2.1	2%
50 to 54	0.3	0.3	0.6	1%
55 to 59	0.3	0.2	0.5	—%
60 to 64	0.1	—	0.1	—%
65+	0.9	1.0	1.9	2%
California	—	0.9	0.9	1%
	101.1	9.8	110.9

Site Index. The site index for a given acre of timberland is a measure of the soil’s potential to grow timber. In our Washington and Oregon operating regions, site index is predominantly expressed in feet reflecting the measured or projected height of a Douglas-fir tree at age 50. In the California region, it is based on a mix of species. Site index is calculated by tree height and age data collected during the cruising process. Site index is an important input into the models used for projecting harvest levels on a tree farm. The Partnership’s properties have an estimated acre-weighted average site index of 116 feet and the Funds’ properties have an estimated acre-weighted average site class of 113 feet. Site index measurements are grouped into five site classes, ranging from Site 1 to Site V, with Site I being the best. Site I is 135 feet and above, Site II is 115-134 feet, Site III is 95-114 feet, Site IV is 75-94 feet, and Site V is 74 feet or less.

Long-term Harvest Planning. Long-term harvest plans for the Partnership’s and the Funds’ tree farms reflect the different ownership time horizons associated with each group. Plans for Partnership timberlands are designed to maintain sustainable harvest levels over an extended time frame, assuming perpetual ownership. “Sustainable harvest level” denotes our assessment as to the annual volume of timber that can be harvested from a tree farm in perpetuity. As such, the sustainable harvest level generally resembles the annual growth of merchantable timber. Actual annual harvest levels may vary depending on log market conditions and timberland acquisition or disposition activity. In addition, we strategically harvest timber on our Real Estate properties. This Real Estate volume, while included in the above merchantable volume tables, is not used to calculate our long-term sustainable harvest level as it has been designated for potential sale as HBU real estate rather than perpetual timber operations. Over multi-year time frames, however, annual harvest volumes will average out to the sustainable harvest levels developed in our long-term harvest plan. The harvest levels for the Funds’ tree farms are developed to maximize the total return during their investment periods by blending cash flow from harvest with the value of the portfolio upon disposition. This will result in more harvest variability between years for Fund tree farms than is the case with the Partnership’s tree farms.

Assuming full operations on the Funds’ existing tree farms, at December 31, 2017, the long-term planned average annual harvest volume for the Partnership and Fund tree farms (and on a Look-through basis) can be found in the table below:

(amounts in MMBF)
		Look-through
	Planned annual harvest volume	planned annual harvest volume
Partnership tree farms	52	52
Fund tree farms	54	6
Total	106	58

Marketing and Markets. The following discussion applies to the Combined tree farms. We market timber by selling logs mostly to lumber, plywood, and chip producers or to log export brokers. To do so, we engage independent logging contractors to harvest the standing timber, manufacture it into logs, and deliver them to our customers. Except in the case of some timber deed sales, we retain title to the logs until they are delivered to a customer log yard.
Domestic mills buy the majority of our sawlog volume. Domestic mill customers use the logs as raw material for manufacturing lumber. Higher quality logs sold to the domestic market are generally used to peel veneer necessary to manufacture plywood or specialized beams. Lumber markets tend to rise and fall with new home starts as well as the repair and remodel market, which in turn drives domestic demand for logs. Additional domestic demand for our products comes from producers of utility poles, cedar fencing, and lumber. Our lowest quality logs are chipped for use by pulp mills in the production of pulp and paper.
We also sell logs to export markets in Asia through brokers based in the Pacific Northwest. Our decision to sell through intermediaries is predicated on risk management considerations, such as mitigation of foreign exchange risk, loss prevention, and minimizing cash collection risks. These export markets generally represent 15% to 35% of the log volume we produce, but can reach as high as 50%. Export markets provide important diversification from our domestic markets. Drivers of export markets include construction activities in Japan, China, and Korea, exchange rates, and shipping costs. Export markets do not tend to correlate with our domestic markets which is why the diversification provided by these markets is valuable.
Historically, Japanese customers have paid a premium for the highest quality Douglas-fir logs from which they mill visually appealing exposed beams used for residential construction. U.S. mills, on the other hand, manufacture mostly framing lumber requiring structural integrity for wall systems or trusses that are ultimately concealed by drywall and thus do not require high aesthetic quality. Accordingly, the logs sold to domestic markets are more of a commodity relative to logs sold to the Japanese market, and thus do not command as high a price.
Beginning in 2010, a reduction in China’s log imports from Russia, coupled with strengthening in the Chinese currency compared to the U.S. dollar, opened an opportunity for North American log producers to supply a larger portion of logs to the growing Chinese market. This resulted in the migration of the U.S. Pacific Northwest export market from one focused almost exclusively on Japan and Korea to a broader Asian market that now includes China. Today, China represents the largest market in Asia. This export market has provided additional support to log prices during the gradual recovery of U.S. housing over the past several years. Sawlogs sold to China are used chiefly for construction of concrete forms, pallets, and other uses that can be satisfied with whitewood and lower quality Douglas-fir sawlogs. China’s appetite for lower quality logs expanded the diversity of species mix and log sorts sold to the export market. This increased demand, and in turn prices, for whitewood and Douglas-fir sawlogs purchased traditionally by domestic mills. Combined with the limited volume of high-

quality Douglas-fir flowing to Japan, this narrowed the overall premium received for sales of logs to these export markets relative to the domestic market.

Customers. Logs from the Combined tree farms are sold to a number of customers in both the domestic and export markets. Domestic customers include lumber and plywood mills and other wood fiber processors located throughout western Washington, western Oregon, and northern California. Export customers consist of intermediaries located at the Washington ports of Longview, Tacoma, Port Angeles, Grays Harbor, and Olympia, and the Oregon ports of St. Helens and Astoria. Whether destined for domestic or export markets, the cost of transporting logs limits the destinations to which the Partnership and Funds can profitably deliver and sell their logs. Interfor was the largest customer for our Fee Timber segment in 2017, representing 12% of consolidated revenue. There were no Fee Timber customers that represented over 10% of consolidated revenue in 2016 or 2015.

The ultimate decision on where to sell logs is based on the net proceeds we receive after taking into account both the delivered log prices and the cost to deliver the logs to that customer. In instances where harvest operations are closer to a domestic mill than the log yard of an export broker, we may earn a higher margin from selling to a domestic mill even though the delivered log price is lower. As such, realized delivered log price movements are influenced by marketing decisions predicated on margins rather than focusing exclusively on the delivered log price. In such instances, our reported delivered log prices may reflect the property’s proximity to customers as much as the broader market trend.

Competition. Most of our competitors are comparable to us in size or larger. Log sellers like the Partnership and the Funds compete on the basis of quality, pricing, and the ability to satisfy volume demands for various types and grades of logs to particular markets. We believe that the location, type, and grade of timber from the Combined tree farms helps us compete effectively in these markets. However, our products are subject to some competition from a variety of non-wood and engineered wood products as well as competition from foreign-produced logs and lumber.

Forestry, Silviculture, and Stewardship Practices. We manage our forests and young trees to create log sorts, determined largely by log top-end diameter and log quality, and species mix that satisfy what we expect domestic mills will desire in future years. Silviculture activities on the Combined tree farms include reforestation, control of competing brush in young stands, and density management (thinning) of the timber to achieve optimal spacing after stands are established. This is all to ensure that young stands are on a pathway to produce the desired log sorts and species mix. During 2017, we planted 1.9 million seedlings on 6,300 acres of the Combined tree farms compared to 1.7 million seedlings on 6,600 acres in 2016 and 1.1 million seedlings on 3,100 acres in 2015. Seedlings are generally planted from December to April, depending on weather and soil conditions, to restock stands that were harvested during the preceding twelve months. The number of seedlings planted will vary from year to year based upon harvest level, the timing of harvest, and seedling availability. Our policy is to return all timberlands to productive status in the first planting season after harvest, provided any requisite brush control has been completed and seedlings are available.

All harvest and road construction activities are conducted in compliance with federal, state, and local laws and regulations. Many of these regulations are programmatic and include, for example: limitations on the size of harvest areas, reforestation following harvest, retention of trees for wildlife habitat and water quality, and sediment management on forest roads. The regulations also require project-specific permits or notifications that govern a defined set of forestry operations. An application for harvest or road construction may require more specific guidance to avoid potential impact to public resources. For example, we often consult third-party, state-qualified geo-technical specialists for operations that have the potential to impact unstable slopes to avoid, minimize, or mitigate risks to safety and public resources.

Sustainable Forestry Initiative (SFI®). Since 2003, we have been a member of the SFI® forest certification program; an independent environmental review and certification program that promotes sustainable forest management, focusing on water quality, biodiversity, wildlife habitat, and the protection of unique biota. With our participation in this certification program, we are subject to annual independent audits of the standards required by the program. We view this certification as an important indication of our commitment to manage our lands sustainably while continually seeking ways to improve our management practices. We believe this commitment is an important business practice that contributes to our reputation and to the long-term value of our assets.

Our certifications are current for all the Combined tree farms. We believe this certification allows us to obtain the broadest market penetration for our logs while protecting the core timberland assets of the Partnership and the Funds.

Timberland Investment Management (TIM)

Background. In 1997, the Partnership formed two wholly-owned subsidiaries, ORM, Inc. and Olympic Resource Management LLC (“ORMLLC”), to provide timberland investment management services for third-parties. Today, our TIM segment earns management fees and incurs expenses resulting from raising, investing, and managing capital which is invested in Pacific Northwest timberland on behalf of third-party investors alongside the Partnership’s co-investment. Since the launch of our timberland private equity fund strategy in 2003, the activities in this segment have consisted primarily of raising third-party investment capital for the Funds and then acquiring and managing timberland portfolios on their behalf. When we discuss the Fund properties we will refer to either the acquisition values, defined as contractually agreed-upon prices paid for the properties, or the value of assets under management, defined as the current third-party appraised value of the properties. As of December 31, 2017, we manage 88,000 acres of timberland in Washington, Oregon, and California with combined appraised values of $361 million. Following the January 2018 acquisitions by Fund IV, we manage over 125,000 acres with combined appraised values of $475 million.

The following table summarizes the committed and called capital, as well as distributions received by the Partnership, for our TIM segment on a cumulative basis since its inception, as of December 31, 2017 as well as January 31, 2018 incorporating the two recent timberland acquisitions by Fund IV:

	Total Fund		Partnership Co-investment
(in millions)	Commitment	Called Capital	Commitment	Called Capital	Distributions Received	Ownership Percentage
Fund I *	$61.8	$58.5	$12.4	$11.7	$15.1	20%
Fund II	84.4	83.4	16.9	16.7	13.4	20%
Fund III	180.0	179.7	9.0	9.0	0.8	5%
Fund IV	388.0	6.2	58.0	0.9	—	15%
Total, December 31, 2017	714.2	327.8	96.3	38.3	29.3
January 2018 Fund IV acquisitions	—	108.5	—	16.2
	$714.2	$436.3	$96.3	$54.5	$29.3

* Fund I assets were sold in 2014 and the fund was dissolved in 2015.

Operations. The TIM segment’s key activity is to provide investment and portfolio management services to the Funds. We anticipate growth in this segment as we continue to place the remaining $273 million of Fund IV committed capital, together with any future funds established by the Partnership. The TIM segment represented less than 1% of consolidated revenue for each of the three years ended December 31, 2015 through 2017, as fee revenue is eliminated in consolidation. On an internal reporting basis, before these eliminations, the TIM segment represented 3% , 4% , and 3% of total revenue for the years ended December 31, 2015, 2016, and 2017, respectively.

In January 2018, Fund IV closed two transactions totaling $114 million of placed capital and nearly 37,000 acres. The Partnership contributed $17 million of this capital. Placement of this capital will result in both management fees and distributions resulting from our 15% investment in Fund IV.

The Partnership benefits in several ways from this segment. First, the Partnership co-invests in each of these funds, allowing us to diversify our market exposure across more tree farms and more frequent acquisitions than we could by investing only for the Partnership. We also benefit from the economies of scale generated through managing these additional acres of timberland, which benefit both the Partnership and Fund timberlands. The contribution margin from the fees charged to the Funds lowers the management costs on the Partnership’s timberlands. Lastly, we retain additional expertise that neither the Partnership nor the Funds’ timberlands could support on a stand-alone basis.

The Partnership earns annual asset management fees from the Funds based on the equity capital used to acquire timberland properties. The Partnership also earns timberland management fees on acres owned by the Funds and log marketing fees based on harvest volume from Fund tree farms. At the end of a Fund term, if a Fund achieves threshold return levels, the Partnership earns a carried interest incentive fee.

Accounting rules require that we eliminate in consolidation the fee revenue generated from managing the Funds in our TIM segment and corresponding operating expenses for the Fee Timber segment. The elimination of the fee revenue and corresponding operating expenses reduces the reported cost per acre of operating Fund tree farms under our Fee Timber segment. These eliminations make the Fee Timber results appear stronger and the TIM results appear correspondingly weaker.

Marketing. When raising capital for a new Fund, we market these opportunities to investors that have an interest in investing alongside the Partnership with its specific Pacific Northwest regional specialization and expertise in the timberland asset class. Our Funds fill a niche among timberland investment management organizations due to our regional specialization, degree of co-investment, smaller fund sizes, and the ability to target relatively small transactions. Additional marketing and business development efforts include regular contact with forest products industry representatives, non-industry owners, and others who provide key financial services to the timberland sector. Our acquisition and disposition activities keep management informed of changes in timberland ownership that can represent opportunities for us to market our services.

Customers. The Funds are the primary customers and users of TIM services.

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

Real Estate

Background. The Partnership’s real estate activities are associated closely with the management of our timberlands. After timberland has been logged, we have a choice among four primary alternatives for the underlying land: reforest and continue to operate as timberland, sell as undeveloped property, undertake some level of development to prepare the land for sale as improved property, or hold for later development or sale. We evaluate our timberland regularly in terms of its best economic use. We currently have a 2,100-acre portfolio of properties for which we believe there to be a higher and better use than timberland. In addition, we may acquire and develop other properties for sale, either on our own or by partnering with other experienced real estate developers. To date, this activity has not constituted a material part of our Real Estate segment’s operations.

The Real Estate segment’s activities generally consist of investing in, and later reselling, improved properties as well as holding properties for later development and sale. As a result, revenue from this segment tends to fluctuate substantially, and is characterized by relatively long periods in which revenue is low, while costs incurred to increase the value of our development properties may be higher. During periods of diminished demand, we manage our entitlement related costs and infrastructure investment to minimize negative cash flows. Segment expenses do not generally trend directly with segment revenues. When improved properties are sold, income is recognized in the form of sale price net of acquisition and development costs.

Operations. The Real Estate segment represented 26%, 29% and 33% of consolidated revenue in 2017, 2016 and 2015, respectively. Real Estate operations focus on maximizing the value of the 2,100-acre portfolio mentioned above. For Real Estate projects, we secure entitlements and/or infrastructure necessary to make development possible and then sell the entitled property to a party who will construct improvements. This segment’s results reflect conservation-related transactions with respect to our timberland. These transactions can take the form of sales of timberland for conservation purposes, sales of conservation easements (CE) that encumber Fee Timber properties and preclude future development but allow continued forestry operations, or sales of timberland on which we retain the right to harvest the standing timber for a period of time, typically up to 25 years. The third and final area of operations in this segment includes leasing residential and commercial properties in Port Gamble, Washington, and leasing out a portion of our corporate headquarters building in Poulsbo, Washington.

We recognize the significant value represented by the Partnership’s Real Estate holdings and are focused on adding to that value. The means and methods of adding value to this portfolio vary considerably depending on the specific location and zoning of each parcel. Our properties range from land that has commercial activity zoning where unit values are measured on a per-square-foot basis to large lots of recently harvested timberland where value is measured in per-acre terms. In general, value-adding activities that allow for development of the properties include: working with communities and elected officials to develop grass roots support for entitlement efforts, securing favorable comprehensive plan designation and zoning, acquiring easements, and obtaining plat approvals.

Information about the location and zoning categories of our Real Estate portfolio is set forth in Part I, Item 2: “Properties.”

Development Properties

Projects in Gig Harbor, Port Gamble, Kingston, Bremerton, Hansville, and Port Ludlow, Washington comprise approximately half the acres in our development property portfolio. Due to each property’s size, development complexity, and regulatory environment, the projects are long-term in nature and require extensive time and capital investments to maximize returns.

Gig Harbor. Gig Harbor, a suburb of Tacoma, Washington, is the site of Harbor Hill, a 292-acre mixed-use development project that, at its inception, included the following mix of zoning: 42 acres of commercial/retail sites, 50 acres of business park lots, and 200 acres of land with residential zoning. At December 31, 2017, we still own 18.5 acres of commercial/retail and 21.6 acres of residential lots in this project. A 20-year development agreement was approved by the City of Gig Harbor (City) in late 2010. Key provisions of the development agreement and plat approval include: (a) extending the project development period from 7 to 20 years; (b) reserving sufficient domestic water supply, sanitary sewer, and traffic trip capacity on behalf of the project’s residential units; and (c) waiver of park impact fees in exchange for a 7-acre parcel of land for City park purposes. All components of this project have transportation, water, and sewer capacities reserved for full build-out. We received preliminary plat approval in early 2011 for the then 200-acre residential portion of this project that included 554 single-family and 270 multi-family units. At December 31, 2017, 65 single-family lots on over 21 acres remained for sale.

Port Gamble. Port Gamble fits within both the development and commercial properties aspects of our Real Estate operations. Port Gamble is located northwest of Kingston in Kitsap County. Founded in 1853 by the company that became Pope & Talbot, Inc. (“P&T”), Port Gamble served as a company town for over 140 years, and a mill site and logging port for much of that time, with many of its buildings still standing. The town and mill sites, totaling 113 acres, were acquired from P&T at the time of the Partnership’s formation in 1985. The operation and management of the town of Port Gamble is discussed under “Commercial Properties” below.

With respect to our development plans for the site, Port Gamble has been designated a “Rural Historic Town” under Washington’s Growth Management Act since 1999. This designation allows for substantial new commercial, industrial, and residential development using historic land use patterns and densities while maintaining the town’s unique architectural character. Our plans are focused on bringing back the New England-style homes that have slowly disappeared since Port Gamble’s heyday in the 1920s. If approved as proposed, our plat application to Kitsap County will allow for between 200 and 240 additional residential units and 200,000 to 260,000 square feet of additional commercial building space. We submitted this master plan for the 113-acre townsite and adjoining 205-acre agrarian district in January 2013, kicking off a multi-year period of environmental impact review and public comment. The proposal calls for the development of homes, an inn, a dock, waterfront trails, and an agricultural area with greenhouses, orchard, and winery. Walking trails along the shoreline, through the adjoining forestlands, and along pastoral farmland would contribute to the lifestyle of residents and should enhance Port Gamble as a unique tourist attraction. In 2016, the town was connected to the Kitsap County water supply infrastructure. During 2017, a new membrane bioreactor wastewater treatment plant with a large onsite septic system was installed and turned over to Kitsap County’s Public Utility District, and the former treatment plant was de-commissioned.

As discussed in greater detail below, P&T’s operations at Port Gamble, prior to the Partnership’s operation of the millsite and surrounding areas, are believed to have resulted in the release of hazardous substances that impacted the upland and submerged portions of the site, and we have an environmental remediation liability as a result of our ownership of Port Gamble.

Kingston. The Partnership owns a 374-acre property in Kingston called “Arborwood” with plans for the development of 663 single-family lots and 88 multi-family units. In 2016, we acquired an adjacent 10 acres to provide another access point to the project and allow it to be broken into three or more smaller projects which we plan to develop in phases.

Bremerton. The West Hills area of Bremerton, Washington is the site of a 46-acre industrial park which we have been developing in two phases totaling 24 lots. Construction on the 9 lots covering 10 acres that comprise Phase I was completed in 2007. One lot has been sold from Phase I and the industrial market in this part of Kitsap County remains weak at this time. In 2013, we obtained a comprehensive plan designation change from industrial to residential for the 36-acre Phase II portion of this property. In 2014, Phase II was rezoned to single-family residential, and we recently entered into an agreement to sell this parcel later in 2018, subject to customary feasibility and other closing contingencies.

Hansville. The Partnership owns a 149-acre residential development project in Hansville called “Chatham,” with 19 parcels ranging from 3 to 10 acres in size. Construction was completed in late 2007, and the lots are currently being marketed for sale. To date, 11 lots have been sold, including 10 in 2017.

Port Ludlow. Port Ludlow represents a 256-acre property in Jefferson County located just outside the Master Planned Resort boundary of Port Ludlow, Washington. Development of the property will progress commensurate with demand for rural residential lots in this area.

Rural Residential. We have a number of properties totaling 984 acres for which rural residential development represents a higher and better use compared to continuing to manage them as timberland. In general, these properties are non-contiguous smaller lots ranging in size between 5 and 40 acres with zoning ranging from one dwelling unit per 5 acres to one per 80 acres. Development and disposition strategies vary depending on the property’s unique characteristics. Development efforts and costs incurred to prepare these properties for sale include work to obtain development entitlements that will increase the property’s value as residential property as well as making improvements to existing logging roads, constructing new roads, extending dry utilities, and sometimes establishing gated entrances. As is the case with much of the Real Estate portfolio, investments in the rural residential program have been limited to those necessary to achieve entitlements, while deferring construction costs until market conditions improve.

North Kitsap County. Since 2011, we have been formally engaged with a coalition of approximately 30 entities to conserve up to 6,500 acres of the Partnership’s timberland in north Kitsap County. This effort, known as the Kitsap Forest & Bay Project, saw two closings in 2014 totaling 901 acres. In 2015, an additional 175 acres were sold to Kitsap County utilizing state conservation funds, and in 2016 we sold 1,356 acres to Kitsap County, though we retained a timber deed that will allow us to harvest timber on the property for 25 years. In December 2017, we sold an additional 1,504 acres to Kitsap County and retained a timber deed that will allow us to harvest timber on 1,334 acres of the property for 25 years.

Skamania County. We have been engaged with the Columbia Land Trust (CLT) in a multi-phase conservation project that includes both fee and conservation easement (CE) sales of the Partnership’s timberland. Funding for conservation sales have been primarily through the Washington Wildlife and Recreation Program (WWRP). In tandem with this project, we have been working with Skamania County to rezone 7,899 acres of our holdings in that county, and CLT has applied for additional CE grants for these acres through the Forest Legacy Program. If awarded, the Forest Legacy grant will be funded for a 2018 closing.

Commercial Properties

Poulsbo. In May 2011, we purchased a 30,000-square-foot commercial office building in Poulsbo, on a 2-acre parcel of land. We utilize the second floor, basement, and part of the first floor for our own operations. We lease a portion of the first floor, and are seeking tenants for the remaining first-floor space.

Port Gamble. As described above under “Development Properties,” the Partnership owns and operates the town of Port Gamble where 25 residential buildings and approximately 46,000 square feet of commercial space are currently leased to third parties. In addition, we operate a wedding and events business, utilizing another 8,000 square feet in the town’s venues, that leverages the charm of the townsite to attract clientele, and a museum. These commercial activities help offset the costs of maintaining the town while the master plan progresses.

Environmental Remediation. As noted above, P&T and its corporate predecessors operated a sawmill at Port Gamble from 1853 to 1995. P&T continued to lease various portions of the site for its operations until 2002. During the time P&T operated in Port Gamble, it also conducted shipping, log storage, and log transfer operations in the tidal and subtidal waters throughout Port Gamble Bay, some of which were under lease from the Washington State Department of Natural Resources (DNR) that lasted from 1974 to 2004. P&T’s operations are believed to have resulted in the release of hazardous substances that impacted the upland and submerged portions of the site. Hazardous substances believed to have been released include various hydrocarbons, cadmium, and toxins associated with wood waste.

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

P&T and Pope Resources entered into a settlement agreement in 2002 that allocated responsibility for environmental contamination at the townsite, millsite, a solid waste landfill, and adjacent waters, with P&T assuming responsibility for funding clean-up in the Bay and the other areas of the site that were impacted by its historical operations. At that time, the parties estimated the aggregate cleanup costs allocable to both parties to be between $10 million and $13 million, with the clean-up of Port Gamble Bay expected to amount to approximately 90% of the overall project costs.

In 2005, both Pope Resources and P&T received Environmental Excellence Awards from DOE for their work in remediating the contamination that had existed at the Port Gamble townsite and landfill. DOE also issued letters to both parties in 2006 indicating that the agency expected to take no further action regarding conditions at those portions of the site. Pope Resources continued cleaning up the remaining contamination at the millsite. By late 2005, the millsite portion of the site had largely been cleaned and the remaining aspects of that project consisted of test well monitoring and modest additional remediation. The Port Gamble Bay area and related tidelands, for which P&T was responsible under the parties’ settlement agreement, had not yet been remediated. In 2007, P&T filed for bankruptcy protection and was eventually liquidated in bankruptcy, leaving the Partnership and DNR as the only remaining PLPs. Because environmental liabilities are joint and several as between PLPs, the result of P&T’s bankruptcy was to leave substantial portions of the liability with the Partnership, as one of the two remaining solvent PLPs. At that time, we increased our accrual for remediation liabilities by $1.9 million to reflect the resulting increase in risk.

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

In December 2013, the Partnership and DOE entered into a consent decree that included a cleanup action plan (CAP) requiring the removal of docks and pilings, excavation and backfilling of intertidal areas, subtidal dredging and monitoring, and other specific remediation steps. Throughout 2014, we evaluated the requirements of the CAP and conducted additional sampling and investigation to design the remediation project. In November 2014, we submitted a draft engineering design report (EDR) to DOE, followed by other supplemental materials establishing our proposed means for complying with the CAP. Based on the EDR and subsequent discussions with DOE, we reached the conclusion that the existing accrual for environmental liabilities was insufficient. Accordingly, we accrued an additional $10.0 million in December 2014. The construction phase of the cleanup of the Port Gamble Bay area and related tidelands began in September 2015 and the in-water portion of the cleanup was completed in January 2017. In the fourth quarter of 2016, we accrued an additional $7.7 million, primarily representing costs associated with removing pilings and dredging and capping an area of deep wood waste discovered along the southern embankment of the millsite, as well as estimated additional long-term monitoring costs.

The in-water portion of the cleanup will be followed by relatively modest cleanup activity on the millsite and a monitoring period. In February 2018, the Partnership and DOE entered into an agreed order with respect to the millsite under which the Partnership will perform a remedial investigation and feasibility study (RI/FS). Following the completion of the RI/FS, the Partnership will work with DOE to develop a CAP. As with the in-water portion of the project, the CAP will define the scope of the remediation activity for the millsite. Once the CAP is approved by DOE, it will be codified in a consent decree.

Another aspect of this matter relates to Natural Resource Damages, or NRD. Certain environmental laws allow state, federal, and tribal trustees (collectively, the Trustees) to bring suit against property owners to recover damages for injuries to natural resources. Like the liability that attaches to current property owners in the cleanup context, liability for natural resource damages can attach to a property owner simply because an injury to natural resources resulted from releases of hazardous substances on that owner’s property, regardless of culpability for the release. The Trustees are alleging that Pope Resources has NRD liability because of releases that occurred on its property. We have been in discussions with the Trustees regarding their claims, and the alleged conditions in Port Gamble Bay. We have also been discussing restoration alternatives that might address the damages the Trustees allege. Resolution of these NRD claims will occur after the construction phase of the project is completed. Discussions with the Trustees may result in an obligation for us to fund NRD restoration activities and past assessment costs that are greater than we have estimated, and it is reasonably possible that this component of the liability may increase.

In December 2014, the Partnership filed suit against DNR seeking contribution to cleanup costs. In April 2015, the Partnership moved for summary judgment on the issue of DNR’s liability for the site. On June 8, 2015, Kitsap County Superior Court ruled on summary judgment that DNR did not qualify as an owner or operator of the site and therefore did not have liability under Washington’s Model Toxics Control Act (MTCA). The effect of the court’s ruling was to absolve DNR of any responsibility to contribute to the cost of cleanup at Port Gamble. We appealed the Superior Court’s ruling and ten public and/or private entities, including DOE, filed or joined in amicus briefs in support of our position, arguing that DNR is liable as an owner or operator of the site. On December 28, 2016, The Washington State Court of Appeals (Division II) reversed the superior court’s summary judgment order, ruling that DNR is liable under MTCA as an owner or operator of the site. This liability extends to NRD liability as well. DNR appealed this ruling to the Washington State Supreme Court. Oral arguments were presented on September 26, 2017, and the Supreme Court’s ruling is anticipated in the first quarter of 2018. In addition, we are pursuing contribution of costs under P&T’s insurance policies. Our recorded liability does not reflect any contribution from DNR or from P&T’s insurance policies. Under MTCA, allocation of liability among PLPs is a separate process from determination of liability.

Additional information regarding this environmental remediation liability, and the methodology used to monitor its adequacy, is set forth in Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Real Estate” and “– Critical Accounting Estimates”.

Marketing. Marketing efforts for development properties from 2015 to 2017 were focused primarily on our Harbor Hill development and conservation land and easement sales. In 2015, we started investigating and pursuing the acquisition and development of other real estate properties (not owned by the Partnership) and closed on the acquisition of a two-acre parcel on Bainbridge Island, Washington. In 2017, we partnered with another developer to form a joint venture for the acquisition of a 5-acre property on Bainbridge Island, Washington, that will include 18 townhomes for sale and 107 apartments for lease. Efforts were also expended in the last several years to sell North Kitsap lands for conservation.

Customers. We typically market properties from the Real Estate portfolio to private individuals, residential contractors, and commercial developers. Customers for rental space in the Port Gamble townsite consist of both residential and commercial tenants. MainVue Homes was the largest customer for our Real Estate segment in 2017, representing 11% of consolidated revenue. In 2016, The Quadrant Corporation was the largest customer for our Real Estate segment, representing 17% of consolidated revenue. There were no customers that represented over 10% of consolidated revenue in 2015.

Competition. We compete in this segment with local and regional peers that offer land for sale or lease.

Transportation. Land values for the Real Estate portfolio are influenced by transportation options between the west side of Puget Sound, where our properties are located, and the Seattle-Tacoma metropolitan corridor. These areas are separated by bodies of water. Transportation options include the Tacoma Narrows Bridge or one of several car and passenger ferries that link the communities of Kingston, Bremerton, and Bainbridge Island to Edmonds and Seattle.

Employees

As of December 31, 2017, we employed 61 full-time employees and 9 part-time or seasonal personnel, who are distributed among the segments as follows:

Segment	Full-Time	Part-Time/ Seasonal	Total
Fee Timber	24	—	24
Timberland Investment Management (TIM)	5	—	5
Real Estate	17	9	26
General & Administrative	15	—	15
Totals	61	9	70

None of our employees are subject to a collective bargaining agreement and the Partnership has no knowledge that any steps toward unionization are in progress. We consider our relations with our employees to be good.

Government Regulation

Our timberland and real estate operations are subject to a number of federal, state, and local laws and regulations pertaining to environmental issues, forest practices, and land use. These laws and regulations can directly and indirectly affect our Fee Timber and TIM segments by regulating harvest levels and impacting the market values of forest products and forestland. Our real estate operations are also directly and indirectly affected by these laws and regulations by limiting development opportunities and the underlying market value of real estate.

Laws and Regulations that Affect Our Forestry Operations. Both our Fee Timber segment and our TIM segment are affected by federal and state laws and regulations that are designed to promote air and water quality and protect endangered and threatened species. Further, each state in which we own or manage timberlands has developed “best management practices” (BMP) to reduce the effects of forest practices on water quality and plant and animal habitats. Collectively, these laws and regulations increasingly affect our harvest and forest management activities. Regulatory agencies and citizens’ and environmental groups are continually seeking to expand these protections using a wide variety of judicial, legislative, and administrative processes, as well as state ballot initiatives, a process applicable to all three states in which we operate, that allows citizens to adopt laws without legislative or administrative action.

The primary laws and regulations that affect our forestry operations include:

Endangered Species Laws

A number of fish and wildlife species that inhabit geographic areas near or within our timberlands have been listed as threatened or endangered under the federal Endangered Species Act (ESA) or similar state laws. Federal ESA listings include the northern spotted owl, marbled murrelet, numerous salmon species, bull trout, steelhead trout, and other species. At times, state endangered species laws impose further restrictions by limiting the proximity of harvest operations to certain identified plants and wildlife. Legislative, regulatory, and legal efforts to expand the list of protected species and populations may impose further restrictions. Federal and state requirements to protect habitat for threatened and endangered species have imposed restrictions on timber harvest on some of our timberlands, and these protections may be expanded in ways that further affect our operations. These actions may increase our operating costs, further restrict timber harvests or reduce available acres, and adversely affect supply and demand more broadly across our markets.

Further, federal and state regulatory agencies continually monitor environmental conditions to determine whether, in those agencies’ opinions, existing forestry practice rules are effective at promoting compliance with all applicable laws and regulations. If one or more of these agencies were to assert that the rules need to be adjusted, new or modified regulations could result in increased costs, additional capital expenditures, and reduced operating flexibility.

Water Quality Laws

Also affecting our forestry operations are laws and regulations that are designed to protect water quality. The preeminent federal law is the Clean Water Act , which is enforced through associated state laws and regulations in the jurisdictions in which we operate.

These state laws and regulations reduce timberlands available for harvest by, among other things, requiring buffers on some streams in order to meet state water quality standards related to maintaining temperature or reducing or eliminating pollutants. Other laws and regulations could have significant impacts on our harvest activities, including increases in setback requirements. As these rules grow more restrictive, we may face increasing costs associated with our silviculture, may find some areas of our tree farms inaccessible (either physically or because of economic inefficiency), and may face reductions in the portion of our timberlands that can be harvested.

The Federal Insecticide, Fungicide, and Rodenticide Act (FIFRA) and other state laws related to the use of pesticides, are increasingly restricting the use of herbicides in a manner that may reduce our timber production. Herbicides are used to promote reforestation and to optimize the growth of regenerated stands of trees. These federal and state laws and regulations may reduce the efficiency with which we can produce timber, and they may ultimately reduce the volume of timber that is available for harvest. Further, a reduction in insecticides or herbicides may make our tree farms more vulnerable to disease or infestations.

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

Climate Change Laws

California has implemented a cap and trade program that limits the amount of greenhouse gasses emitted by certain stationary sources as well as transportation sources. This may indirectly impact forest landowners through indirect costs of energy to our manufacturing customers and logging contractors. In both Washington and Oregon there are proposed legislative changes that include both a carbon tax proposal as well as cap and trade program.

The effects of these laws and initiatives cannot readily be quantified or predicted. However, the regulatory and non-regulatory forest management programs described above have increased operating costs and resulted in changes in the value of the Combined timberlands, and may exacerbate this effect in the future. Management does not expect to be disproportionately affected by these programs in comparison with typical timberland owners. Likewise, management does not expect that these programs will significantly disrupt our planned operations over large areas or for extended periods.

Laws and Regulations that Affect Real Estate Development.  Many of the federal laws (ESA and CWA) that impact forest management can, in a more limited manner, also apply to real estate development. State and local land use regulations can also have additional permitting requirements and limit development opportunities. For example, development rights in Washington State are affected by the Growth Management Act (GMA), which requires counties to submit comprehensive plans that identify the future direction of growth and stipulate where population densities are to be concentrated. The purposes of the GMA include: (1) direction of population growth to population centers (Urban Growth Areas), (2) reduction of “suburban sprawl”, and (3) protection of historical sites. We work with local governments within the framework of the GMA to develop our real estate holdings to their highest and best use. Oregon also has growth management provisions in its land use laws which served as a model for Washington’s growth management provisions. Oregon’s land use laws are generally more stringent outside of urban areas, especially in commercial forest lands where residential conversions are often outright disallowed without statutory action by the State legislature. These regulations can impact the permitted density of a given area, which may affect the number of lots, dwellings, or commercial buildings that can be constructed in a given location, any or all of which may affect our real estate revenues and the value of our real estate holdings.

In October of 2016, the Washington State Supreme Court issued a ruling on a case requiring counties to ensure that there is legal water available before issuing permits for exempt wells. The Washington State Legislature has passed a law that removes the moratorium on well development imposed by the Court. It allows for wells to be developed with a nominal fee, however, in some areas, the amount of water that can be removed is limited

Item 1A.         RISK FACTORS
Risks Related to Our Industry and Our Markets

Our Fee Timber segment is sensitive to demand and price issues relating to our sales of logs in both domestic and foreign markets. We generate Fee Timber revenue primarily by selling softwood logs to domestic mills and to third-party intermediaries who resell them to the export market. The domestic market for logs in our operating area depends heavily on U.S. housing starts. Recently, the U.S. housing market has started to improve but, to the extent the recovery in the housing market should stall, such a turn of events could have a negative impact on our operating results. For example, interest rates are widely expected to rise in the coming periods. Should this occur, it could have a negative impact on the U.S. housing market. Similarly, the impact of the 2017 Tax Cuts and Jobs Act on housing starts cannot readily be determined. Demand from export markets for Pacific Northwest logs are affected by fluctuations in the economies of the United States, Japan, China, and to a lesser degree, Korea; the foreign currency exchange rate between the currencies of these Asian countries and the U.S. dollar; and by ocean transportation costs. Further, the prices we realize for our logs depend in part upon competition, including the supply of logs from Canada that can be impacted by fluctuations in currency exchange rates and trade relations between the U.S. and Canada. The U.S. recently announced tariffs on lumber imported from Canada, with the intention of making U.S.-sourced lumber more competitive. An indirect effect of the tariffs could be support for U.S. log prices.

Our Fee Timber and Timberland Investment Management (TIM) segments are highly dependent upon sales of commodity products. Revenue from our forestry operations are widely available from producers in other regions of the United States, as well as Canada and a number of other countries. We do not normally hedge against the financial risks associated with this condition. We are therefore subject to risks associated with the production of commonly available products, such that an increase in supply from abroad as a result of overproduction by competitors in other nations or as a result of changes in currency exchange rates, may reduce the demand for our products in some or all of the markets in which we do business. A bilateral agreement between the United States and Canada, called the Softwood Lumber agreement, had been intended to help manage potentially harmful effects of international competition between our countries, but that agreement expired in October 2015. In December 2017, the U.S. International Trade Commission (ITC) ruled that the U.S. lumber industry was injured by Canadian lumber imports. The final ruling resulted in countervailing duties (CVD) and anti-dumping duties (ADD) on Canadian lumber shipments to the U.S. The expected net effect of these CV/AD duties is upward price pressure for sawlog producers in the Pacific Northwest, though management cannot predict accurately the precise effects. Similarly, we have seen or may experience an increase in supply or a reduction in demand as a result of international tensions or competition that is beyond our control and that may not be predictable.

We are subject to statutory and regulatory restrictions that currently limit, and may increasingly limit, our ability to generate income and cash flow. Our ability to grow and harvest timber can be impacted significantly by legislation, regulations, or court rulings that restrict or stop forest practices. For example, events that focus media attention upon natural disasters and damage to timberlands have at various times brought increasing public attention to forestry practices. Similarly, certain activist groups in Oregon are likely to continue to register ballot initiatives that would eliminate clearcutting, which is the predominant harvest practice across our geographic region, propose bans on pesticides and various methods of applying pesticides, and other practices that are commonly used to promote efficient, sustainable forestry practices. While these initiatives have thus far failed to gain traction, such initiatives, alone or in combination, may limit the portion of our timberlands that is eligible for harvest, may make it more expensive or less efficient to harvest all or certain portions of our timberlands, or may restrict other aspects of our operations. Additional regulations, whether or not adopted in response to such events, may make it more difficult or expensive for us to harvest timber and may reduce the amount of harvestable timber on our properties. These and other restrictions on logging, planting, road building, fertilizing, managing competing vegetation, and other activities can increase the cost or reduce available inventory thereby reducing income and cash flow. Any such additional restrictions would likely have a similar effect on our TIM operations. We cannot offer assurances that we will not be alleged to have failed to comply with these regulations, or we may face a reduction in revenues or an increase in costs as a result of complying with newly adopted statutes, regulations and court or administrative decisions. These claims may take the form of individual or class action litigation, regulatory or enforcement proceedings, or both. Any such claims could result in substantial defense costs and divert management’s attention from the ongoing operation of our business, and if any such claims were successful, may result in substantial damage awards, fines or civil penalties.

Environmental and other activist groups may have an adverse impact on the value of our assets or on our ability to generate revenues from our timberlands. In recent years we have seen an increase in activities by environmental groups, Native American tribes, and other activists in the legislative, administrative, and judicial processes that govern all aspects of our operations. For example, on more than one occasion, the Washington Department of Ecology applied more stringent regulatory standards to our existing environmental remediation project at Port Gamble, Washington, after soliciting or receiving input from tribal representatives. These revisions substantially increased the cost associated with our pre-existing remediation plans, and we cannot offer assurances that similar actions will not further protract the process or increase remediation costs. In an ongoing example of this activism, various citizens’ and tribal groups are asserting, in their capacities as alleged trustees under the Natural Resources Damages Act, that we are liable for damages to the environment on the basis of our now largely remediated property at Port Gamble, Washington. Similarly, citizens’ and environmental groups have significant influence in the entitlement and zoning processes that affect our Real Estate operations. These activities are not likely to diminish in the foreseeable future, and in some instances may have a material impact upon the revenues we can generate from our properties or upon the costs of generating those revenues.

Our businesses are highly dependent upon domestic and international macroeconomic factors. Both our timberland operations and our real estate operations are highly influenced by housing markets. Our Fee Timber and TIM segments depend upon housing and construction markets in the United States and in other Pacific Rim countries, and our geographic concentration in the Pacific Northwest increases our exposure to economic, labor, and shipping risks that are tied to this particular area. Similarly, our Real Estate segment depends upon a highly localized demand in the Puget Sound region of western Washington. Factors that affect these markets will have a disproportionate impact on our business, and may be difficult or impossible to predict or estimate accurately.

We face increasing competition from engineered and recycled products. Our Fee Timber and TIM segments derive substantially all of their revenues from the market for softwood logs and wood products derived from them. Recent years have witnessed the emergence of plastic, fiberglass, wood composite and recycled products, as well as metal products in certain industries, that may have the effect of reducing demand for our products. As these products evolve, and as other competitive products may be developed, we may face a decline in log price realizations that would have an adverse impact on our revenues, our earnings, cash flow, and the value of our assets.

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

Risks Relating to Our Operations

We have certain environmental remediation liabilities associated with our Port Gamble property, and that liability may increase. We currently own certain real estate at Port Gamble on the Kitsap Peninsula in western Washington. Sediments adjacent to these properties were alleged to have been impacted by operations of the former owner of the property, Pope & Talbot, Inc. However, as current owner of Port Gamble, we have environmental liability for these properties under Washington State’s Model Toxics Control Act (MTCA). In December 2013, we reached an agreement with the Washington State Department of Ecology (DOE) in the form of a consent decree (“CD”) and clean-up action plan (“CAP”) that provides for the cleanup of Port Gamble Bay. Together, these documents outline the terms under which the Partnership will conduct environmental remediation as well as the specific clean-up activities to be performed. The CD and CAP were filed with the Kitsap County Superior Court in December 2013. In February 2018, the Partnership and DOE entered into an agreed order with respect to the millsite under which the Partnership will perform a remedial investigation and feasibility study and develop a CAP. As with the in-water portion of the project, the CAP will define the scope of the remediation activity for the millsite.

On June 8, 2015, Kitsap County Superior Court ruled on summary judgment that Washington’s Department of Natural Resources (DNR) did not qualify as an owner or operator of the site and therefore did not have liability under the MTCA. We appealed the Superior Court’s ruling and ten public and/or private entities, including DOE, filed or joined in amicus briefs in support of our position, arguing that DNR is liable as an owner or operator of the site. On December 28, 2016, The Washington State Court of Appeals (Division II) reversed the superior court’s summary judgment order, ruling that DNR is liable under MTCA as an owner or operator of the site. In addition, we are pursuing contribution of costs under P&T’s insurance policies. There can be no assurance that we will prevail in these matters or that we can reach an acceptable settlement with DNR. The recorded liability does not reflect any contribution by DNR or P&T’s insurance policies. Additionally, certain environmental laws allow state, federal, and tribal trustees (collectively, the Trustees) to bring suit against property owners to recover damages for injuries to natural resources (NRD). Like the liability that attaches to current property owners in the cleanup context, liability for natural resource damages can attach to a property owner simply because an injury to natural resources resulted from releases of hazardous substances on that owner’s property, regardless of culpability for the release. The Trustees are alleging that Pope Resources has NRD liability because of releases that occurred on its property. We have been in discussions with the Trustees regarding their claims, and the alleged conditions in Port Gamble Bay. We have also been discussing restoration alternatives that might address the damages the Trustees allege. Discussions with the Trustees may result in an obligation for us to fund NRD assessment and restoration activities that are greater than we have estimated. The outcome of this matter is too uncertain for us to determine the likelihood or potential amount of any such obligation at this time.

Management continues to monitor the Port Gamble cleanup processes closely. The $5.0 million remediation accrual as of December 31, 2017, represents our current estimate of the remaining cleanup cost and most likely outcome to various contingencies, though it is reasonably possible that the NRD component of the liability may increase. These estimates are predicated upon a variety of factors, including the actual amount of the ultimate cleanup costs. The liability is based upon a number of estimates and judgments that are subject to change as the project progresses. There may be additional litigation costs if we cannot reach a settlement with DNR, and the outcome of any such litigation is uncertain. The filing of the CD limits our legal exposure for matters covered by the decree, but does not eliminate it entirely. DOE reserves the right to reopen the CD if new information regarding factors previously unknown to the agency requires further remedial action. While unlikely, a reopening of the CD may result in adverse financial impacts and may have the effect of distracting management and other key personnel from the day to day operation of our business. These factors, alone or in combination with other challenges, may have a material adverse effect upon our assets, income, cash flow, and operations.

Our leverage may give rise to additional risks. The Partnership’s total outstanding debt was $70.5 million at December 31, 2017, of which $26.2 million bears interest at variable rates, with the remaining balance at fixed rates. This debt, particularly that portion that carries variable interest rates, exposes us to certain additional risks, including the possibility that we may face additional interest expense, particularly in an economic environment that includes rising interest rates, as are expected in the United States in coming periods. In addition, generally speaking, an increase in our indebtedness may limit our ability to defer timber harvests and potentially restricts our flexibility to take advantage of other investment opportunities that might otherwise benefit our business. In extreme cases, we could be placed in a position in which we default under one or more of our credit arrangements, which could require us to pledge additional portions of our timberland as collateral for our indebtedness or which might require us to take other actions or expose us to other remedies that could have a material adverse effect upon our assets, operations, or business.

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

Our operations are geographically concentrated, and we may face greater impacts from localized events than would more geographically diverse timber companies. Because our operations are conducted exclusively west of the Cascade Mountains of the Pacific Northwest, between northern California and the Canadian border, regionalized events and conditions may have a more pronounced impact upon our operations than they might upon a more geographically diverse timber company. For example, disease and insect infestations tend to be local or regional in scope, and because our Fee Timber and TIM businesses are geographically concentrated, events of this nature may affect our operations more significantly than they might a similarly situated company whose operations are more widely dispersed. Similarly, because the vast majority of our Real Estate operations are limited to the Puget Sound region of western Washington, regional impacts such as growth patterns, weather patterns and natural disasters, as well as socio-political events such as environmental and land use initiatives, may disproportionately affect that segment more significantly than a company whose operations are less concentrated.

Consolidation of sawmills in our geographic operating area may reduce competition among our customers, which could adversely affect our log prices. In the past we have experienced, and may continue to experience, consolidation of sawmills and other wood products manufacturing facilities in the Pacific Northwest. Because a portion of our cost of sales in our Fee Timber segment, which encompasses the Combined tree farms, consists of transportation costs for delivery of logs to domestic sawmills, it could become increasingly expensive to transport logs over longer distances for sales in domestic markets. As a result, a reduction in the number of sawmills, or in the number of sawmill operators, may reduce competition for our logs, increase transportation costs, or both. These consolidations thus may have a material adverse impact upon our Fee Timber revenue, income, or cash flow and, as that segment has traditionally represented our largest business unit, upon our results of operation and financial condition as a whole. Any such material adverse impact on timber revenue, income, and cash flow as a result of regional mill consolidations will also indirectly affect our TIM segment in the context of raising capital for investment in Pacific Northwest-based timber funds.

Our timber investment fund business depends upon establishing and maintaining a strong reputation among investors, and on our ability to maintain strong relationships with existing and prospective investors in our Funds. Our ability to expand our operations using our private equity timber fund strategy depends, to a significant degree, upon our ability to maintain and develop our expertise in managing timberlands in a manner that generates investment returns for prospective Fund investors. Events or conditions that adversely impact this capacity, including events that damage our reputation or our relationship with Fund investors, may make it more difficult to grow our operations using this strategy, and in some instances, may result in actual or alleged liability to our investors. Any such events may cause a reduction in our revenues or may cause us to realize less than the optimum potential of our assets.

We compete with a number of larger competitors that may be better able than we to absorb price fluctuations, may be able to expend greater resources on production, may have greater access to capital, and may operate more efficiently than we can. We compete against much larger companies in each of our business segments. We compete with these companies for management and line personnel, as well as for purchases of relatively scarce assets such as land and standing timber and for sales of our products. These larger competitors may have access to larger amounts of capital and significantly greater economies of scale, and they may be better able to absorb the risks inherent in our line of business. Moreover, the timber industry has experienced consolidation in recent years and, as that consolidation occurs, our relative market share decreases and the relative financial capacity of our competitors increases. While management believes the Partnership is at a competitive advantage over some of these companies because of our lack of vertical integration into forest products manufacturing, our advantageous tax structure, and management’s attempts to diversify our asset base, we cannot assure investors that competition will not have a material and adverse effect on our results of operations or our financial condition.

We and our customers are dependent upon active credit markets to fund operations. We sell logs from our Fee Timber segment to mills and log brokers that, in most circumstances, rely upon an active credit market to fund their operations. Our Real Estate sales are also often dependent upon credit markets in order to fund acquisitions. To the extent borrowing restrictions impinge on customers’ access to debt, we expect those customers to respond by reducing their expenditures, and those reductions may have the effect of directly reducing our revenues and of indirectly reducing the demand for our products. Any such outcomes could materially and adversely impact our results of operations, cash flows, and financial condition.

We may incur losses as a result of natural disasters that may occur on our properties. Forests are subject to a number of natural hazards, including damage by fire, severe windstorms, insects, disease, flooding, and landslides. Changes in global climate conditions may intensify these natural hazards. Severe weather conditions and other natural disasters can also reduce the productivity of timberlands and disrupt the harvesting and delivery of forest products. While damage from natural causes is typically localized and would normally affect only a small portion of our timberlands at any one time, these hazards are unpredictable and losses might not be so limited. Consistent with the practices of other large timber companies, we do not maintain insurance against loss of standing timber on our timberlands due to natural disasters. However, we do carry fire insurance on approximately 13% of our timberland acres.

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

Risks Relating to Ownership of Our Securities

We are controlled by our managing general partner. As a master limited partnership, substantially all of our day-to-day affairs are controlled by our managing general partner, Pope MGP, Inc. The board of directors of Pope MGP, Inc. serves as our board of directors and, by virtue of a stockholder agreement, each of the two controlling shareholders of Pope MGP, Inc. have the ability to designate one of our directors and jointly appoint two others, with the fifth board position taken by our chief executive officer, who serves as a director by virtue of his executive position. Unitholders may remove the managing general partner only in limited circumstances, including, among other things, a vote by the holders of a two-thirds majority of the “qualifying units,” which generally means the units that have been owned by their respective holders for at least five years prior to such vote. By virtue of the terms of our agreement of limited partnership, as amended, or “partnership agreement”, our managing general partner directly, and the general partner shareholders indirectly, have the ability to do the following: prevent or impede transactions that would result in a change of control of the Partnership; prevent or, upon the approval of limited partners holding a majority of the units, cause the sale of the assets of the Partnership; and cause the Partnership to take or refrain from taking certain other actions that one might otherwise perceive to be in the Partnership’s best interest. Under our partnership agreement, we are required to pay to Pope MGP, Inc. an annual management fee of $150,000, and to reimburse Pope MGP, Inc. for certain expenses incurred in managing our business.

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

We benefit from certain tax treatment accorded to master limited partnerships, and if that status changes the holders of our units may realize less advantageous tax consequences. The Partnership is a Master Limited Partnership and is therefore not generally subject to U.S. federal income taxes. If a change in tax law (or interpretation of current tax law) caused the Partnership to become subject to income taxes, operating results would be adversely affected. We also have a handful of taxable subsidiaries. The estimation of income tax expense and preparation of income tax returns requires complex calculations and judgments. We believe the estimates and calculations used in this process are proper and reasonable and more likely than not would be sustained under examination by federal or state tax authorities; however, if a federal or state taxing authority disagreed with the positions we have taken, a material change in provision for income taxes, net income, or cash flows could result.

Item 1B.         UNRESOLVED SECURITIES AND EXCHANGE COMMISSION COMMENTS

None

Item 2.    PROPERTIES

The following table reconciles acreage owned as of December 31, 2017, to acreage owned as of December 31, 2016. As noted previously, we own 20% of Fund II, 5% of Fund III, and 15% of Fund IV, though Fund IV did not acquire its first property until January 2018. This table includes the acres of timberland owned by the Funds and also presents the acreage on a Look-through basis. Properties are typically transferred from the Fee Timber segment to the Real Estate segment at the point in time when the Real Estate segment takes over responsibility for managing the properties with the goal of maximizing the properties’ value upon disposition.

	Timberland Acres (in thousands) by Tree Farm
Description	2016	Acquisitions	Sales	Transfer	2017
Hood Canal tree farm (1)	68.4	0.3	(1.7)	—	67.0
Columbia tree farm (1)	50.0	1.5	—	—	51.5
Subtotal Partnership Timberland	118.4	1.8	(1.7)	—	118.5
Fund II tree farms (2)	37.1	—	(6.3)	—	30.8
Fund III tree farms (2)	56.7	—	—	—	56.7
Subtotal Funds’ Timberland (3)	93.8	—	(6.3)	—	87.5
Total Fee Timber acres (3)	212.2	1.8	(8.0)	—	206.0
Partnership share of Funds	10.4	—	—	—	10.4
Total Real Estate acres (see detail below)	2.2	—	(0.1)	—	2.1
Combined Look-through total acres (3)	131.0	1.8	(1.8)	—	131.0

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

(3)	In January 2018, Fund IV acquired nearly 37,000 acres of timberland in western Washington and southwestern Oregon. The Partnership holds a 15% ownership interest in Fund IV.

	Real Estate Acres Detail					Basis
Project Location	2016	Acquisitions	Sales	Transfers	2017	(in thousands)
Bremerton	46				46	$2,711
Gig Harbor	81		(41)		40	8,830
Hansville	149		(71)		78	527
Kingston - Arborwood	374				374	2,282
Port Gamble town and mill sites	113				113	5,339
Port Gamble Agrarian District	205				205	1,758
Port Ludlow	256				256	726
Poulsbo	2				2	491
Bainbridge Island	2		(1)		1	686
Other Rural Residential	984				984	1,689
Total	2,212	—	(113)	—	2,099	$25,039

The following table provides dwelling unit (DU) per acre zoning for the Partnership’s development properties as of December 31, 2017, and land sold during 2017. The table does not include sales of development rights or small timberland sales from tree farm properties:

Real Estate Land Inventory by Zoning Category - December 31, 2017		2017 Sales from RE Portfolio
Zoning Designation	Acres	Acres	$/Acre	Total Sales (in thousands)
Urban zoning - residential	422	42	$441,357	$18,537
Historic Rural Town	113
Commercial/retail	21
Business park/industrial	10
1 DU per 5 acres	385
1 DU per 10 acres	33	71	19,366	1,375
1 DU per 20 acres	574
1 DU per 40 acres	38
1 DU per 80 acres	298
Agrarian District	205
Total	2,099	113	$176,212	$19,912

Item 3.            LEGAL PROCEEDINGS

The Partnership may, from time to time, be a defendant in lawsuits arising in the ordinary course of business. Management believes that loss to the Partnership, if any, will not have a material adverse effect on the Partnership’s consolidated financial condition or results of operations.

As we have disclosed previously, we have filed suit against the Washington State Department of Natural Resources (DNR) seeking contribution to cleanup costs for the environmental remediation of the Port Gamble site. On May 2, 2017, the Washington State Supreme Court granted review of the Court of Appeals’ December 2016 ruling in our favor that holds DNR liable under Washington’s Model Toxics Control Act as an owner or operator of the site. Oral arguments were presented on September 26, 2017. The Supreme Court’s ruling is anticipated in the first quarter of 2018.

In 2015, the Partnership filed a lawsuit seeking coverage under insurance policies in place around the time it acquired the Port Gamble site from Pope & Talbot (P&T). Pursuant to an order from P&T’s bankruptcy court, the Partnership later amended its complaint to add claims against P&T and P&T’s historical liability insurers. The Partnership is seeking to obtain a judgment against P&T and to enforce that judgment against any applicable insurance coverage available through P&T’s carriers. The litigation is currently pending in King County Superior Court.

Item 4.            MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5.            MARKET FOR REGISTRANT’S UNITS, RELATED SECURITY HOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The Partnership’s equity securities are listed on NASDAQ and traded under the ticker symbol “POPE”. The following table sets forth the 2016 and 2017 quarterly ranges of low and high prices, respectively, for the Partnership’s units together with per unit distribution amounts by the period in which they were paid:

	High	Low	Closing	Distributions
Year Ended December 31, 2016
First Quarter	$68.77	$51.50	$60.48	$0.70
Second Quarter	70.06	57.15	64.20	0.70
Third Quarter	68.95	62.66	66.00	0.70
Fourth Quarter	67.95	63.90	66.32	0.70
Year Ended December 31, 2017
First Quarter	$75.72	$64.95	$70.76	$0.70
Second Quarter	79.50	68.75	74.05	0.70
Third Quarter	76.00	68.36	70.33	0.70
Fourth Quarter	73.44	69.30	69.74	0.70

Distributions

The Partnership has no directors. Instead, the board of directors of its managing general partner, Pope MGP, Inc. (the Managing General Partner), serves in that capacity. References to the “Board” or words of similar construction in this report are to the board of the Managing General Partner, acting in its management capacity with respect to the Partnership. All cash distributions are at the discretion of the Board of Directors. During 2016 and 2017, the Partnership made four quarterly distributions of 70 cents per unit each, totaling $12.2 million in the aggregate for each year. In 2015, the Partnership made two quarterly distribution of 65 cents per unit and two of 70 cents per unit totaling $11.7 million in the aggregate.

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

 Unitholders

As of January 31, 2018, there were 4,362,568 outstanding units, held by 211 holders of record. Units outstanding include 39,761 units that are currently restricted from trading and that were granted to 22 holders of record who are either current or former employees or members of the Board of Directors. The trading restriction for these units is removed as the units vest. These restricted units vest over four years, either ratably or 50% on the third anniversary of the grant date and the remaining 50% upon reaching the fourth anniversary.

Equity Compensation Plan Information

The Partnership maintains the Pope Resources 2005 Unit Incentive Plan, which authorizes the granting of nonqualified equity compensation in order to provide incentives to align the interests of management with those of unitholders. Pursuant to the plan, the Partnership issues restricted unit grants that vest over four years. As of December 31, 2017, there were 39,214 unvested and outstanding restricted units and 873,522 limited partnership units remaining issuable under the plan. Additional information regarding equity compensation arrangements is set forth in Note 8 to Consolidated Financial Statements and Item 11 - Executive Compensation. Such information is incorporated herein by reference.

Performance Graph

The following graph shows a five-year comparison of cumulative total unitholder returns for the Partnership, the Standard and Poor’s 500 Index, the Standard and Poor’s Smallcap 600 Index, and the Long-Term Incentive Plan Peer Group for the five years ended December 31, 2017. The total unitholder return assumes $100 invested at the beginning of the period in the Partnership’s units, the Standard and Poor’s 500 Index, the Standard and Poor’s Smallcap 600 Index, and the current and prior Long-Term Incentive Plan Peer Groups. The graph assumes distributions are reinvested.

*$100 invested on 12/31/12 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
Copyright© 2018 Standard & Poor’s, a division of S&P Global. All rights reserved.

	12/31/12	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17
Pope Resources	100.00	123.98	122.13	128.22	138.82	151.79
S&P 500	100.00	132.39	150.51	152.59	170.84	208.14
S&P Smallcap 600	100.00	141.31	149.45	146.50	185.40	209.94
Current Long-Term Incentive Plan Peer Group	100.00	106.46	115.66	100.45	113.67	134.40

Issuance of Unregistered Securities

The Partnership did not conduct any unregistered offering of its securities in 2015, 2016, or 2017.

Repurchase of Equity Securities

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Units Purchased	(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs

October 2017	2,790	$71.81	2,790	$351,000
November 2017	4,237	$71.52	4,237	$48,000
December 2017	2,159	$70.96	2,159	$1,109,000

(1) Units purchased pursuant to plan adopted under Rule 10b5-1 of the Securities Exchange Act of 1934 and announced publicly on May 30, 2017 and extended and expanded the plan on December 7, 2017. The plan allows for the repurchase of units with an aggregate value of up to $2.5 million through December 7, 2018.

Item 6.            SELECTED FINANCIAL DATA

The financial information set forth below for each of the indicated years is derived from the Partnership’s audited consolidated financial statements. This information should be read in conjunction with the audited consolidated financial statements and related notes included with this report.

(In thousands, except per unit data)	Year Ended December 31,
Statement of operations data	2017	2016	2015	2014	2013
Revenue:
Fee Timber	$73,514	$57,304	$52,164	$65,204	$56,035
Timberland Investment Management	9	8	—	—	—
Real Estate	26,300	23,116	25,864	22,266	14,657
Total revenue	99,823	80,428	78,028	87,470	70,692
Operating income/(loss):
Fee Timber	34,381	16,926	12,961	44,289	16,168
Timberland Investment Management	(3,179)	(2,620)	(2,625)	(2,329)	(1,950)
Real Estate (1)	4,592	(3,609)	5,313	(2,720)	3,276
General & Administrative	(5,742)	(5,076)	(4,972)	(3,781)	(4,562)
Total operating income	30,052	5,621	10,677	35,459	12,932
Net income attributable to unitholders	$17,891	$5,942	$10,943	$12,415	$13,135
Earnings per unit – basic and diluted	$4.10	$1.35	$2.51	$2.82	$2.96
Distributions per unit	$2.80	$2.80	$2.70	$2.50	$2.00
Balance sheet data
Total assets	$380,673	$399,050	$370,056	$344,826	$310,908
Long-term debt - Partnership	70,160	73,142	27,405	32,506	32,475
Long-term debt - Funds	57,291	57,268	57,246	57,224	57,255
Partners’ capital	64,547	59,133	64,548	64,216	69,445
Noncontrolling interests	176,079	189,331	198,518	163,413	145,169

(1)  Real Estate operating results in 2016 and 2014 included $7.7 million and $10.0 million, respectively, of environmental remediation charges.

Management uses cash available for distributions (CAD), a non-GAAP measure, as a meaningful indicator of liquidity and, as such, has provided this information in addition to the generally accepted accounting principles-based presentation of cash provided by operating activities. CAD is a measure of cash generated by the Partnership that starts with cash provided by operating activities and subtracts expenditures for maintenance capital expenditures and the noncontrolling interests portion of cash generated by the Funds. As such, CAD includes the Partnership’s share of cash generated by the Funds based on its ownership interest percentage in each fund. CAD represents cash generated that is available to fund capital allocation alternatives, such as distributions to unitholders, repurchasing units, paying down debt, co-investing in the Funds, or acquisition of timberland and real estate. This definition assumes the Funds distribute the cash they generate to their investors, including the Partnership. Because we control cash distributions from the Funds, we believe this assumption is appropriate. Management considers this metric in evaluating capital allocation alternatives described above. Management recognizes that there are varying methods of calculating CAD and has provided the information below to illustrate this particular metric’s calculation.

(In thousands)	Year Ended December 31,
Cash Available for Distribution (CAD):	2017	2016	2015	2014	2013
Cash provided by operations	$31,980	$5,146	$20,170	$30,795	$17,949
Less: Maintenance capital expenditures (1)	(2,500)	(1,973)	(2,549)	(2,335)	(2,230)
Less: Noncontrolling portion of Funds’ CAD (2)	(9,760)	(2,346)	(3,963)	(7,481)	(4,795)
Cash available for distribution (CAD)	$19,720	$827	$13,658	$20,979	$10,924
Other data
Timber acres owned/managed (thousands)	206	212	205	193	204
Fee timber harvested (MMBF) (3)	112	97	84	97	90

(1)	Capital expenditures from the consolidated statement of cash flows, excluding timberland acquisitions.

(2)
Share of Funds’ cash provided by operating activities, less maintenance capital expenditures, that are attributable to noncontrolling interests. That share is 80% in the case of Funds I and II, 95% in the case of Fund III, and 85% in the case of Fund IV.

(3)	Includes timber deed sales of 7.8 MMBF, 5.9 MMBF, 0.6 MMBF, 4.0 MMBF, and 2.0 MMBF in 2017, 2016, 2015, 2014, and 2013, respectively.

The following table presents Fee Timber revenue, operating income, and harvest volume on a look-through basis for each year in the three-year period ended December 31, 2017. This depiction reflects an adjustment to these GAAP financial items to reflect our proportionate ownership of each of the Funds, which for GAAP purposes are consolidated into our financial statements.

	Revenue
(in millions) Year ended	Log Sale	Other Revenue	Total Fee Timber	Gain (loss) on Sale of Timberland	Operating Income	Harvest Volume (MMBF)	Timber Deed Sale Volume (MMBF)
Partnership	$37.1	$2.6	$39.7	$—	$18.8	54.9	0.8
Share of Funds	3.7	0.2	3.9	2.5	3.2	5.7	0.4
Look-through 2017	$40.8	$2.8	$43.6	$2.5	$22.0	60.6	1.2

Partnership	$33.8	$2.5	$36.3	$0.8	$15.5	57.1	0.6
Share of Funds	2.6	0.1	2.7	—	0.4	4.8	0.3
Look-through 2016	$36.4	$2.6	$39.0	$0.8	$15.9	61.9	0.9

Partnership	$26.2	$2.7	$28.9	$—	$11.7	42.6	—
Share of Funds	3.0	0.1	3.1	(0.1)	0.3	5.6	—
Look-through 2015	$29.2	$2.8	$32.0	$(0.1)	$12.0	48.2	—

The following table presents log volume sold by species on a look-through basis for each year in the three-year period ended December 31, 2017, as follows:

Volume (in MMBF)
		2017	% Total	2016	% Total	2015	% Total
Sawlogs	Douglas-fir	40.7	67%	38.1	62%	28.7	60%
	Whitewood	7.2	12%	8.2	13%	5.1	11%
	Pine	0.2	—%	0.2	—%	0.2	—%
	Cedar	1.2	2%	2.6	4%	2.8	6%
	Hardwoods	1.7	3%	2.3	4%	2.6	5%
Pulpwood	All Species	9.6	16%	10.5	17%	8.7	18%
	Total	60.6	100%	61.9	100%	48.1	100%

The following table presents log price realized by species on a look-through basis for each year in the three-year periods ended December 31, 2017, as follows:

		Fiscal Year
			∆ from 2016 to 2017			∆ from 2015 to 2016
		2017	$/MBF	%	2016	$/MBF	%	2015
Sawlogs	Douglas-fir	$741	$108	17%	$633	$7	1%	$626
	Whitewood	639	132	26%	507	53	12%	454
	Pine	515	30	6%	485	313	182%	172
	Cedar	1,464	96	7%	1,368	(68)	(5)%	1,436
	Hardwood	669	74	12%	595	—	—%	595
Pulpwood	All Species	315	16	5%	299	(33)	(10)%	332
Overall		673	84	14%	589	(8)	(1)%	597

Annual harvest volume and average price paid by destination on a look-through basis for each year in the three-year period ended December 31, 2017, was as follows:

	2017			2016			2015
Destination	Volume	%	Price	Volume	%	Price	Volume	%	Price
Export brokers	13.1	21%	$752	12.0	19%	$630	12.4	26%	$638
Domestic mills	36.3	63%	737	37.1	60%	657	24.4	51%	690
Hardwood	1.7	2%	669	2.3	4%	595	2.6	5%	595
Pulpwood	9.5	14%	315	10.5	17%	299	8.7	18%	332
Total	60.6	100%	$673	61.9	100%	589	48.1	100%	597
Timber deed sales	1.1		473	0.9		450	—		—
Total	61.7			62.8			48.1

The percentage of annual harvest volume by quarter on a look-through basis for each year in the three-year period ended December 31, 2017, was as follows:

Year ended	Q1	Q2	Q3	Q4
2017	27%	25%	21%	27%
2016	17%	21%	20%	42%
2015	33%	18%	21%	28%

Fee Timber cost of sales on a Look-through basis for each year in the three-year period ended December 31, 2017, is as follows, with the first table expressing these costs in total dollars and the second table expressing those costs that are driven by volume on a per MBF basis:

(in thousands)	Harvest, Haul and Tax	Depletion	Other	Total Fee Timber Cost of Sales	Harvest Volume (MMBF)	Timber Deed Sale Volume (MMBF)
Partnership tree farms	$10,855	$4,019	$—	$14,874	54.9	0.8
Share of Funds	1,407	1,246	53	2,706	5.7	0.4
Look-through 2017	$12,262	$5,265	$53	$17,580	60.6	1.2

Partnership tree farms	$11,875	$3,550	$72	$15,497	57.1	0.6
Share of Funds	1,148	910	3	2,061	4.8	0.3
Look-through 2016	$13,023	$4,460	$75	$17,558	61.9	0.9

Partnership tree farms	$9,143	$1,880	$852	$11,875	42.6	—
Share of Funds	1,390	944	92	2,426	5.5	—
Look-through 2015	$10,533	$2,824	$944	$14,301	48.1	—

(Amounts per MBF)	Harvest, Haul and Tax *	Depletion *
Partnership tree farms	$198	$72
Share of Funds	247	204
Look-through 2017	$202	$85

Partnership tree farms	$208	$62
Share of Funds	239	178
Look-through 2016	$210	$71

Partnership tree farms	$215	$44
Share of Funds	253	172
Look-through 2015	$219	$59

* Timber deed sale volumes are excluded in the per MBF computation for harvest, haul, and tax costs but included in the per MBF computation for depletion.

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

EXECUTIVE OVERVIEW

Pope Resources, A Delaware Limited Partnership (“we” or the “Partnership”), is engaged in three primary businesses. The first, and by far most significant segment in terms of owned assets and operations, is the Fee Timber segment. This segment includes timberlands owned directly by the Partnership and operations of our three private equity funds (“Fund II”, “Fund III”, and “Fund IV”, collectively, the “Funds”). When we refer to the timberland owned by the Partnership, we describe it as the Partnership’s tree farms. We refer to timberland owned by the Funds as the Funds’ tree farms. When referring collectively to the Partnership’s and Funds’ timberland we will refer to them as the Combined tree farms. Operations in this segment consist of growing timber to be harvested as logs for sale to domestic manufacturers and export brokers. The second most significant business segment in terms of total assets owned is the development and sale of real estate. Real Estate activities primarily take the form of securing permits, entitlements, and, in some cases, installing infrastructure for raw land development and then realizing that land’s value by selling larger parcels to buyers who will take the land further up the value chain by either selling homes to retail buyers or lots to developers of commercial property. Since these land projects span multiple years, the Real Estate segment may incur losses for multiple years while a project is developed, and will not recognize operating income until that project is sold. In addition, within this segment we sometimes negotiate and sell development rights in the form of conservation easements (CE’s) on Fee Timber properties which preclude future development. Our third business segment, which we refer to as Timberland Investment Management, is engaged in organizing and managing private equity timber funds using capital invested by third parties and the Partnership.

Our primary strategy for adding timberland acreage is centered on our private equity timber fund business model, although in some instances where not restricted by the Funds’ governing documents, we may acquire timberlands for the Partnership. As of December 31, 2017, we have assets under management in Fund II and Fund III totaling approximately $320 million based on the most recent appraisals. Through our 20% co-investment in Fund II, our 5% co-investment in Fund III, and our 15% co-investment in Fund IV, we have deployed $26 million of Partnership capital. Our co-investment affords us a share of the Funds’ operating cash flows while also allowing us to earn asset management and timberland management fees, as well as potential future incentive fees, based upon the overall success of each fund. We also believe that this strategy allows us to maintain more sophisticated expertise in timberland acquisition, valuation, and management on a more cost-effective basis than we could for the Partnership’s timberlands alone. We believe our co-investment strategy also enhances our credibility with existing and prospective Fund investors by demonstrating that we have both an operational and a financial commitment to the Funds’ success.

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

Our consolidated revenue in 2017, 2016, and 2015, on a percentage basis by segment, was as follows:

Segment	2017	2016	2015
Fee Timber	74%	71%	67%
Timberland Investment Management *	—%	—%	—%
Real Estate	26%	29%	33%
* Fee revenue earned from managing the Funds is eliminated in consolidation. See Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Timberland Investment Management (TIM),” and “– Noncontrolling Interests - ORM Timber Funds” for further information.

Additional segment financial information is presented in Note 13 to the Partnership’s Consolidated Financial Statements included with this report.

 Outlook

In total, we expect our 2018 harvest and timber deed sale volume to be 59 MMBF for the Partnership and 76 MMBF for the Funds. The 59 MMBF for the Partnership includes 7 MMBF of volume from timber located on real estate properties that is not factored into our long-term, sustainable harvest plan. We plan to opportunistically harvest this volume in the coming year given the current strength in log markets. The Puget Sound housing market remains strong and we anticipate additional residential lot sales from our Harbor Hill project towards the end of 2018, as well as sales from other projects in Kitsap County and conservation-related land and easement sales.
RESULTS OF OPERATIONS

 Fee Timber

The Fee Timber results discussed herein include operations on 118,000 acres of timberland owned by the Partnership and 88,000 acres of timberland owned by the Funds as of December 31, 2017. Fee Timber revenue is earned primarily from the harvest and sale of logs from these timberlands which are located in western Washington, northwestern Oregon, and northern California. Results are driven primarily by the volume of timber harvested and the average price realized on the sale of that timber. Our harvest volume is based typically on manufactured log sales to domestic mills and log export brokers. We also occasionally sell rights to harvest timber (timber deed sale) from the Combined tree farms. The metrics used to calculate volumes sold and average price realized during the reporting periods exclude the timber deed sales, except where stated otherwise. Harvest volumes are generally expressed in million board feet (MMBF) increments while harvest revenue and related costs are generally expressed in terms of revenue or cost per thousand board feet (MBF).

Fee Timber revenue is also derived from commercial thinning operations, ground leases for cellular communication towers, and royalties from gravel mines and quarries, all of which, along with timber deed sales, are included in other revenue below. Commercial thinning consists of the selective cutting of timber stands that have not yet reached optimal harvest age. However, this timber does have some commercial value, thus allowing us to earn revenue while at the same time improving the projected value at harvest of the remaining timber in the stand.

Revenue and operating income for the Fee Timber segment for each year in the three-year period ended December 31, 2017, are as follows:

(in millions) Year ended	Log Sale Revenue	Other Revenue	Total Fee Timber Revenue	Gain (loss) on Sale of Timberland	Operating Income	Harvest Volume (MMBF)	Timber Deed Sale Volume (MMBF)
Partnership	$37.1	$2.6	$39.7	$—	$18.8	54.9	0.8
Funds	30.9	2.9	33.8	12.5	15.6	48.9	7.0
Total 2017	$68.0	$5.5	$73.5	$12.5	$34.4	103.8	7.8

Partnership	$33.8	$2.5	$36.3	$0.8	$15.5	57.1	0.6
Funds	19.1	1.9	21.0	0.2	1.4	34.2	5.3
Total 2016	$52.9	$4.4	$57.3	$1.0	$16.9	91.3	5.9

Partnership	$26.2	$2.7	$28.9	$—	$11.7	42.6	—
Funds	22.4	0.9	23.3	(1.1)	1.3	40.5	0.6
Total 2015	$48.6	$3.6	$52.2	$(1.1)	$13.0	83.1	0.6

Operating Income

Fiscal Year 2017 compared to 2016. Operating income increased by $17.5 million, or 104%, in 2017 primarily as a result of a 14% increase in harvest and timber deed sale volume, a 13% increase in average realized log prices, and an $11.5 million favorable variance in gains from timberland sales. Our 2017 results reflect a $12.5 million gain on the January 2017 sale by Fund II of a 6,500-acre tree farm on the Oregon coast, whereas our 2016 results include gains totaling $1.0 million on sales of 159 acres of Partnership timberland and 205 acres of Fund timberland. Contributing further to the rise in operating income was a $1.1 million increase in other revenue from timber deed sales. These favorable variances in operating income components were offset partially by a 28% increase in cost of sales and a 13% increase in operating expenses.

Fiscal Year 2016 compared to 2015. Fee Timber revenue increased by $5.1 million, or 10%, in 2016, primarily from a $4.3 million, or 9%, increase in log sale revenue. Log sale revenue increased due to a 10% increase in harvest volume, which was offset partially by a 1% decrease in average realized log prices. We backloaded 44% of our 2016 harvest volume into the fourth quarter at prices that were 2% above Q4 2015 average prices. This raised our average log price up to nearly the same level we achieved in 2015. The volume increase in 2016 came primarily from the Partnership’s tree farms, where we harvested 3.6 MMBF during 2016 from the Q3 2016 acquisition of the Carbon River block of the Columbia tree farm as well as additional volume from recent small tract timberland purchases. Our realized log prices during 2016 were comparable to those achieved in 2015. Following the expiration of the Softwood Lumber Agreement between the United States and Canada in October 2015, Canada was able to sell lumber duty-free into the United States. Combined with a weak Canadian currency, this led to a 23% increase in softwood lumber imports from Canada, according to the United States Census Bureau, compared to 2015. Other revenue increased $800,000 in 2016 due to the net result of a $1.6 million increase in timber deed sales and a $487,000 increase in sales from a variety of other forest products, offset partially by $1.4 million of commercial thinning sales in 2015 that had no counterpart in 2016.

Revenue

Fiscal Year 2017 compared to 2016. Fee Timber revenue increased by $16.2 million, or 28%, in 2017, primarily from a $15.1 million, or 28%, increase in log sale revenue. Log sale revenue increased due to a 14% increase in harvest volume and a 13% increase in average realized log prices. The volume increase in 2017 came primarily from the Fund’s tree farms, which were 62% greater than the volume harvested from Fund properties in 2016. Other revenue increased $1.1 million in 2017 due to the net result of a $972,000 increase in timber deed sales, and $428,000 of commercial thinning revenue that had no counterpart in 2016. These were offset partially by decreases in other items included in other revenue.

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

Log Volume

In any given year or quarter, we may adjust harvest volume from our plan based on the prevailing price of timber and strength of market demand. Harvest volume is also subject to seasonality and weather conditions which may affect access to higher elevation stands. Log volume sold for each year in the three-year period ended December 31, 2017, was as follows, exclusive of the aforementioned timber deed sales:

Volume (in MMBF)
Sawlogs	2017	% Total	2016	% Total	2015	% Total
Douglas-fir	60.1	58%	51.0	56%	40.0	48%
Whitewood	22.2	22%	19.2	22%	21.1	26%
Pine	3.6	3%	2.2	2%	2.5	3%
Cedar	1.7	2%	3.0	3%	3.3	4%
Hardwoods	2.2	2%	2.8	3%	3.6	4%
Pulpwood
All Species	14.0	13%	13.1	14%	12.6	15%
Total	103.8	100%	91.3	100%	83.1	100%
Average Price/MBF	$656		$580		$584

Fiscal Year 2017 compared to 2016. Harvest volume increased 12.5 MMBF, or 14%, in 2017. The higher volume in 2017 was the result of a 14.6 MMBF increase in Fund harvest volume, offset partially by a 2.3 MMBF decrease in Partnership harvest volume. In addition to the delivered log volume displayed in the table above, we sold 7.8 MMBF of volume from timber deed sales in 2017 (7.0 MMBF from the Funds and 0.8 MMBF from the Partnership) compared to 5.9 MMBF in 2016. Douglas-fir harvest volume, as a percentage of overall harvest, increased to 58% in 2017 from 56% in 2016. Whitewood harvest volume represented 22% of total harvest volume in both 2017 and 2016. With the exception of pine, the minor species and pulpwood all decreased as a proportion of total harvest in 2017 compared to 2016.

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

Log Prices

For each year in the three-year period ended December 31, 2017, the table below shows the average realized log price by species, as well as the dollar and percentage change in price from 2016 to 2017 and 2015 to 2016.

		Fiscal Year
			∆ from 2016 to 2017			∆ from 2015 to 2016
		2017	$/MBF	%	2016	$/MBF	%	2015
Sawlogs	Douglas-fir	$738	$106	17%	$632	$9	1%	$623
	Whitewood	621	92	17%	529	(13)	(2)%	542
	Pine	497	24	5%	473	(59)	(11)%	532
	Cedar	1,369	29	2%	1,340	(38)	(3)%	1,378
	Hardwood	680	93	16%	587	(10)	(2)%	597
Pulpwood	All Species	308	15	5%	293	(38)	(11)%	331
Overall		656	76	13%	580	(4)	(1)%	584

Fiscal Year 2017 compared to 2016. Overall realized log prices increased 13% in 2017. Our overall average is influenced heavily by price movements for Douglas-fir and whitewood. Douglas-fir is one species whereas whitewood represents a collection of species with very similar wood characteristics. The relative mix of harvest volume between Douglas-fir and whitewood, combined with the relative prices of these different logs, can have a significant impact on overall realized log prices. The average price for Douglas-fir and whitewood each increased by 17% in 2017, while their combined relative mix of total harvest volume increased to 80% in 2017 from 74% in 2016. Log prices for all of the minor species and pulpwood increased between 2% and 16% during 2017. The price increases observed for all species and sorts during 2017 reflect tight log markets throughout the Pacific Northwest that were created by unfavorable winter weather conditions early in the year, fire-related operating constraints over the summer, and competitive pressure from the log export market.

Fiscal Year 2016 compared to 2015. Overall realized log prices decreased 1% in 2016. The weighted average price declined 6% in 2016 for whitewood, the minor species, and pulpwood. This was offset partially by the shift in species mix towards Douglas-fir in 2016, for which prices increased 1%. Pine prices declined 11% in 2016 from 2015 due to a large supply of pine logs produced from salvage logging operations in California following the severe 2015 fire season. Pulpwood prices declined 11% in 2016 due to a reduction in export demand for pulpwood and wood chips, as well as an increase in residual wood chips in the market resulting from a slow but steady increase in lumber production at sawmills. These factors combined to reduce the demand for pulpwood to produce chips.

 Customers

Annual harvest volume and average price paid for each year in the three-year period ended December 31, 2017 was as follows:

	2017			2016			2015
Destination	Volume	%	Price	Volume	%	Price	Volume	%	Price
Domestic mills	65.2	63%	695	60.0	66%	627	50.2	61%	631
Export brokers	22.3	21%	$755	15.4	17%	$641	16.7	20%	$631
Hardwood	2.2	2%	680	2.8	3%	587	3.6	4%	597
Pulpwood	14.1	14%	308	13.1	14%	293	12.6	15%	331
Total	103.8	100%	$656	91.3	100%	580	83.1	100%	584
Timber deed sales	7.8		353	5.9		301	0.6		389
Total	111.6			97.2			83.7

Fiscal Year 2017 compared to 2016. Volume sold to the domestic market declined from 66% in 2016 to 63% in 2017, while volume sold to export brokers as a percentage of total harvest increased from 17% in 2016 to 21% in 2017. Volume sold to domestic mills increased 9% relative to 2016, while volume sold to export brokers increased 45%. West coast softwood lumber production increased in 2017, while log exports declined relative to 2016. Higher log demand from lumber mills reflects production increases made possible by continued gradual improvement in the U.S. housing market, while a weakening U.S. dollar has strengthened the log export market. The timber deed sales volume in 2017 was comprised of 7.0 MMBF from Fund III and 0.8 MMBF from the Partnership.

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

Cost of Sales

Fee Timber cost of sales, which consist predominantly of harvest, haul and depletion costs, vary primarily with harvest volume. Harvest costs are also affected by terrain, with steeper slopes requiring more expensive cable systems and a high labor component relative to more moderate slopes. Haul costs vary with the distance traveled from the logging site to the customer, and will also reflect the volatility of fuel costs. Because of the relatively recent acquisition dates of the Funds’ tree farms, the depletion rates associated with harvests from those properties are considerably higher than for harvests from the Partnership’s tree farms. Similarly, the acquisition of over 9,000 acres that we added to the Partnership’s tree farms in 2016 and 1,600 acres in 2017 increased the depletion rate for the Partnership’s tree farms, though it remains well below the depletion rates for the Funds’ tree farms. Commercial thinning costs are a primary component of other cost of sales for 2015 and 2014 in the tables below.

Fee Timber cost of sales for each year in the three-year period ended December 31, 2017, is as follows, with the first table expressing these costs in total dollars and the second table expressing those costs that are driven by volume on a per MBF basis:

(in thousands)	Harvest, Haul and Tax	Depletion	Other	Total Fee Timber Cost of Sales	Harvest Volume (MMBF)	Timber Deed Sale Volume (MMBF)
Partnership tree farms	$10,855	$4,019	$—	$14,874	54.9	0.8
Funds’ tree farms	11,478	15,167	265	26,910	48.9	7.0
Total 2017	$22,333	$19,186	$265	$41,784	103.8	7.8
						—
Partnership tree farms	$11,875	$3,550	$72	$15,497	57.1	0.6
Funds’ tree farms	8,022	9,071	52	17,145	34.2	5.3
Total 2016	$19,897	$12,621	$124	$32,642	91.3	5.9

Partnership tree farms	$9,143	$1,880	$852	$11,875	42.6	—
Funds’ tree farms	9,736	8,020	458	18,214	40.5	0.6
Total 2015	$18,879	$9,900	$1,310	$30,089	83.1	0.6

(Amounts per MBF)	Harvest, Haul and Tax *	Depletion *
Partnership tree farms	$198	$72
Funds’ tree farms	235	271
Total 2017	$215	$172

Partnership tree farms	$208	$62
Funds’ tree farms	235	230
Total 2016	$218	$130

Partnership tree farms	$215	$44
Funds’ tree farms	240	195
Total 2015	$227	$118

* Timber deed sale volumes are excluded in the per MBF computation for harvest, haul and tax costs but included in the per MBF computation for depletion.

Fiscal Year 2017 compared to 2016. Cost of sales increased $9.1 million, or 28%, in 2017 primarily due to the 15% increase in harvest volume (including timber deed sales) in 2017 and a 32% increase in the combined depletion rate which was impacted by three factors. First, the Partnership’s pooled depletion rate was 16% higher in 2017 due to the Q3 2016 acquisition of the Carbon River block of the Columbia tree farm. Second, the Funds’ proportion of the total Combined harvest volumes (including timber deed sales) increased from 41% to 50%. The Funds’ tree farms have higher depletion rates because they were purchased more recently at higher timberland valuations. Finally, the 18% increase in the Funds’ depletion rate in 2017 reflects increased harvest from Fund III properties that carry higher depletion rates. The net increase to cost of sales also reflects a $141,000 increase in costs associated with commercial thinning operations.

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

Operating Expenses

Fee Timber operating expenses include the cost of both maintaining existing roads and building temporary roads for harvesting, silviculture costs, and other management expenses. On an internal reporting basis, fees paid by the Funds to the

Partnership are reflected in operating expenses in the Fee Timber segment, but are eliminated in consolidation for external reporting purposes. These fees amounted to $3.4 million, $3.3 million, and $2.2 million in 2017, 2016, and 2015, respectively, and are discussed below under “Timberland Investment Management (TIM)”.

Fiscal Year 2017 compared to 2016. Fee Timber operating expenses increased $1.2 million, or 14%, from $8.7 million in 2016 to $9.9 million in 2017. All major components of operating expenses contributed to the increase as a result of the increase in harvest activity, as well as 2017 representing the first year of operations on the entire Fund III portfolio of timberland. The largest portion of the increase is attributable to a $707,000 rise in silviculture expenses on the Fund tree farms, of which $371,000 was related to precommercial thinning activity.

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

Timberland Investment Management (TIM)

Fund Distributions and Fees Paid to the Partnership

The Partnership received combined distributions from the Funds of $6.4 million, $548,000, and $2.2 million in 2017, 2016, and 2015, respectively. Fund distributions are paid from available Fund cash, generated primarily from the harvest and sale of timber after paying Fund expenses, management fees, and recurring capital costs. Fund distributions received by the Partnership during 2017 included $5.5 million generated by the sale of one of Fund II’s tree farms in January 2017. Fund distributions received by the partnership in 2015 included $1.8 million from Fund I generated by the sale of its two tree farms in the second half of 2014, a portion of which was deferred to 2015 because of customary post-closing holdbacks.

The Partnership earned investment and timberland management fees from the Funds which totaled $3.4 million, $3.3 million, and $2.2 million in 2017, 2016, and 2015, respectively. These fees are eliminated in the Partnership’s consolidated financial statements.

Revenue and Operating Loss

The fees earned from managing the Funds include a fixed component related to invested capital and acres under management, and a variable component related to harvest volume from the Funds’ tree farms. As all fee revenue is eliminated in consolidation, operating losses consist almost entirely of operating expenses incurred by the TIM segment.

Revenue and operating loss for the TIM segment for each year in the three-year period ended December 31, 2017, were as follows:

	Year ended December 31,
(in millions, except acre and volume data)	2017	2016	2015
Revenue - internal	$3.4	$3.3	$2.2
Intersegment eliminations	(3.4)	(3.3)	(2.2)
Revenue - external	$—	$—	$—

Operating income (loss) - internal	$(0.2)	$0.4	$(0.7)
Intersegment eliminations	(3.0)	(3.0)	(1.9)
Operating loss - external	$(3.2)	$(2.6)	$(2.6)

Invested capital	$237	$258	$259
Acres under management	88,000	94,000	94,000
Harvest volume - Funds (MMBF) *	55.9	39.5	41.1
* Volume includes 7.0, 5.3, and 0.6 MMBF from timber deed sales in 2017, 2016, and 2015, respectively. In addition to these volumes, we harvested 0.7 and 1.2 MMBF from commercial thinning activity in 2017 and 2015, respectively.

Fiscal Year 2017 compared to 2016. TIM generated management fee revenue of $3.4 million and $3.3 million from managing the Funds in 2017 and 2016, respectively. The increase in harvest volume from the Funds’ tree farms increased associated fees by $286,000. This amount was offset by a $182,000 decrease in the fees associated with the sale of a Fund II property in the first quarter of the year.

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

The correction stemmed from a Q4 2015 discovery of an error in the calculation of invested capital, upon which the asset management fee is based. Prior to the correction, we were incorrectly including debt capital used to finance timberland acquisitions in determining invested capital when in fact we should have only included equity capital used to finance timberland acquisitions. Notwithstanding this correction, management fee revenue also declined as a result of a reduction in harvest activity for the Funds as a portion of our management fees are based on harvest volume.

Operating expenses incurred by the TIM segment totaled $3.2 million in 2017 and $2.6 million in each of 2016 and 2015. The increase in operating expenses in 2017 is attributable to the costs associated with placing Fund IV capital, which had no associated offsetting revenue as no timberland assets were acquired during the year. This situation will change in 2018 as Fund IV closed on two timberland acquisitions totaling nearly 37,000 acres in January 2018.

Real Estate

Revenue and Operating Income

The Real Estate segment’s activities consist of investing in and later reselling improved properties, holding properties for later development and sale, and managing commercial properties. Revenue is generated primarily from the sale of land within our 2,100-acre portfolio, sales of development rights known as conservation easements (CE’s), sales of tracts from the Partnership’s timberland portfolio, and residential and commercial rents from our Port Gamble and Poulsbo properties. The CE sales allow us to conduct forestry operations on timberland. The Partnership’s Real Estate holdings are located primarily in the Washington counties of Pierce, Kitsap, and Jefferson with sales of land for this segment typically falling into one of three general types:

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

As indicated above, conservation sales take two primary forms for us, either an outright sale of land to a conservation or governmental entity, or a conservation easement sale that extinguishes future development rights on a parcel of timberland, but we retain the ability to conduct forestry operations.

Real Estate operations also include development, commercial real estate, and environmental remediation activities in connection with our ownership of the Port Gamble, Washington townsite and former millsite as discussed in greater detail in “Business – Real Estate – Port Gamble,” and “– Environmental Remediation.”

Results from Real Estate operations are expected to vary significantly from year to year as we make multi-year investments in entitlements and infrastructure prior to selling entitled or developed land. Further, Real Estate results will vary as a result of adjustments to our environmental remediation liability related to Port Gamble. These adjustments are reflected in our Real Estate segment within operating expenses. Real Estate segment revenue and gross margin for each year in the three-year period ended December 31, 2017, consisted of the following components:

(in thousands except acres)						Per acre/lot *
Description	Revenue	Gross margin	Gross margin %	Units Sold		Revenue	Gross margin
Conservation land sales	$5,056	$4,289	85%	Acres:	1,720	$2,940	$2,494
Gig Harbor residential	14,157	3,557	25%	Lots:	93	152,226	38,247
Gig Harbor business park	3,500	1,414	40%	Acres	12	291,667	117,833
Other residential	2,255	924	41%	Lots:	12	187,917	77,000
Total land	24,968	10,184	41%
Rentals and other	1,332	(84)
2017 Total	$26,300	$10,100	38%

Conservation land sales	$2,360	$2,152	91%	Acres:	1,356	$1,740	$1,587
Development rights (CE)	2,080	1,880	90%	Acres:	1,497	1,389	1,256
Gig Harbor residential	15,247	2,719	18%	Lots:	136	112,110	19,993
Unimproved land	1,784	1,503	84%	Acres:	264	6,758	5,693
Total land	21,471	8,254	38%
Rentals and other	1,645	231
2016 Total	$23,116	$8,485	37%

Conservation land sales	$2,504	$1,393	56%	Acres:	716	$3,497	$1,946
Development rights (CE)	4,311	4,311	100%	Acres:	3,392	1,271	1,271
Gig Harbor residential	13,701	3,006	22%	Lots:	119	115,134	25,261
Gig Harbor multi-family	4,096	609	15%	Acres:	18	227,556	33,833
Total land	24,612	9,319	38%
Rentals and other	1,252	30
2015 Total	$25,864	$9,349	36%

* Lots represent residential single-family lots

Revenue

Land transactions. In the fourth quarter of 2017, we closed on two conservation land sales totaling 1,720 acres for $5.1 million. Under one of these sales, we retained the right to harvest timber on 1,234 acres for a period of 25 years. In our Harbor Hill project, We closed on the sale of 93 single-family residential lots (15 in the third quarter and 78 in the fourth quarter) for $14.2 million and an 11.5-acre business park lot for $3.5 million in the fourth quarter. Included in the residential lot revenue from this project is $285,000 of revenue recognized on the percentage-of-completion method on lots sold in the fourth quarter of 2016. Over the course of the year, we also sold 12 residential lots from other properties for $2.2 million.

In the fourth quarter of 2016, we closed on a conservation land sale of 1,356 acres for $2.4 million, with similar 25-year harvest rights as the 2017 transaction described above. Also in the fourth quarter of 2016, we closed on a conservation easement sale covering 1,497 acres of timberland for $2.1 million. Over the course of the year, we closed on the sale of 136 single-family residential lots (nine in the first quarter and 127 in the fourth quarter) from our Harbor Hill project for $15.2 million and on sales of 267 acres of unimproved land for $1.8 million in the third quarter. We had post-closing obligations on some of the Harbor Hill closings and recognized revenue utilizing the percentage of completion method.

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

Rentals and other.  Rental and other activities in our Real Estate segment are much less volatile from year-to-year than land sales. Rentals and other in 2016 included a forfeiture of an earnest money deposit from our Harbor Hill project that resulted in the 2016 amounts being higher than 2015 and 2017.

Cost of Sales

Real Estate cost of sales for each of the three years ended December 31, 2017, 2016, and 2015 was $16.2 million, $14.6 million, and $16.5 million, respectively, with these amounts comprised of land basis, legal, other closing costs, and costs incurred in the generation of rental revenue. Unlike fee simple sales which include land basis in cost of sales, CE sales typically have little or no cost basis as part of the transaction. The changes in cost of sales from year-to-year are driven directly by the volume and types of sales.

Operating Expenses

Real Estate operating expenses for each of the three years ended December 31, 2017, 2016, and 2015 were $5.5 million, $12.1 million, and $4.0 million, respectively. Excluding environmental remediation charges, described below, Real Estate operating expenses for each of the three years ended December 31, 2017, 2016, and 2015 were $5.5 million, $4.4 million, and $4.0 million, respectively. The year-to-year increases in operating expenses are due primarily to costs for long-term planning and development for properties where entitlements have not yet been obtained, legal and professional fees in connection with pursuing potential insurance recoveries for our Port Gamble environmental remediation costs, and the negotiations and legal action with respect to the Washington Department of Natural Resources.

Environmental Remediation

The environmental remediation liability represents estimated costs to remediate and monitor certain areas in and around the townsite/millsite of Port Gamble, Washington. The history of that site is summarized at “Business – Real Estate – Environmental Remediation.” As noted in that summary, in December of 2013 a consent decree (CD) and Clean-up Action Plan (CAP) were finalized with the Washington State Department of Ecology (DOE) and filed with Kitsap County Superior Court. Pursuant to the CD and CAP, an engineering design report (EDR) was submitted to DOE in November 2014, followed by other supplemental materials establishing our proposed means for complying with the CAP. The EDR was finalized in the summer of 2015.

We have adjusted the liability from time to time based on evolving circumstances. There were no adjustments to the liability in 2015 or 2017. We recorded a $7.7 million increase to our liability in 2016, however, to reflect additional costs resulting primarily from four categories:

•
increased in-water remediation activity driven by the discovery of a significantly greater number of pilings to remove, volume of sediments to dredge, and resulting increase in the amount of capping material to place,

•	estimated transportation and site preparation costs to permanently store the bulk of the dredged material at a different location than expected originally,

•	increased long-term monitoring costs, and

•	consulting and professional fees for natural resource damages.

In the fourth quarter of 2016, our contractor encountered subtidal areas containing a significantly greater number of pilings and a much higher volume of wood waste than we had anticipated. This resulted in both the total number of pilings and the volume of wood waste for the entire project to be over 50% greater than our original expectations. With respect to the pilings, most of these were buried in the mud at the bottom of Port Gamble Bay and thus were not detected until dredging operations were conducted in November 2016 through January 2017. An additional factor for the increase in the liability was the February 2017 decision to utilize property we own a short distance from the town of Port Gamble as the primary permanent location for the dredged sediments rather than leaving them on the millsite.

With the completion of the in-water portion of the project and the new facts we learned, we reassessed our estimated long-term monitoring costs, taking in to account the higher volume of material and the new storage location, and determined that our earlier cost estimates were no longer sufficient to meet this new set of conditions. Another longer term factor was an update to our estimates for consulting and professional fees to address the natural resource damages claim associated with the project. These factors resulted in the adjustment to our liability in 2016.

The required dredging activity was completed in January 2017. The sediments stockpiled on the millsite were moved to their permanent storage location by the end of the third quarter 2017. There will be a modest amount of cleanup activity on the millsite itself in 2018 and our liability includes an estimate of the costs for this activity.
General & Administrative (G&A)

G&A expenses were $5.7 million, $5.1 million, and 5.0 million for 2017, 2016, and 2015, respectively. G&A expenses were largely consistent from 2015 to 2016, with the current year increase due primarily to higher personnel costs, particularly equity-based compensation, and professional fees.

Interest Income and Expense

(in thousands)	2017	2016	2015
Interest income - Partnership	$3	$11	$24
Interest expense - Partnership	(2,597)	(1,896)	(1,468)
Interest expense - Funds	(2,368)	(2,254)	(2,386)
Capitalized interest expense - Partnership	491	733	860
Net interest expense	$(4,471)	$(3,406)	$(2,970)

The increases in interest expense are due to increasing debt balances for the Partnership, which borrowed $32.0 million to fund the acquisition of the Carbon River block of the Columbia tree farm in July 2016. The Partnership also carried balances on its operating line of credit during 2016 and 2017 to fund expenditures for environmental remediation and development of residential lots in our Harbor Hill project until the lots were sold, primarily in December of each year. The Partnership’s and Fund III’s debt arrangements with Northwest Farm Credit Services (NWFCS) include an annual rebate of a portion of interest expense paid in the prior year (patronage). This NWFCS patronage program is a feature common to most of this lender’s customer loan agreements. The patronage program reduced interest expense by $1.0 million, $810,000 and $478,000 in 2017, 2016, and 2015, respectively. The increase in the patronage rebate is due to the higher debt balances as well as a higher patronage rate in 2016 and 2017.

Capitalized interest relates to our Harbor Hill project. The changes in capitalized interest from year-to-year are due to the reduction in basis from completed construction activity at Harbor Hill.

Income Taxes

We recorded income tax expense of $1.2 million, $252,000 and $207,000 in 2017, 2016 and 2015, respectively, based on taxable income in our taxable corporate subsidiaries. The increase in income tax expense for 2017 resulted primarily from stronger log prices and higher harvest volumes which generated higher taxable income in 2017, particularly in our Fund taxable corporations.

Pope Resources is a limited partnership and, therefore, is not subject to income tax. Instead, most taxable income or loss is passed through and reported to unitholders each year on a Form K-1 for inclusion in each unitholder’s income tax return. Pope Resources does, however, have certain corporate subsidiaries that are subject to income tax. The corporate tax-paying entities are utilized for the Funds and certain activities of the Partnership.

Noncontrolling Interests-ORM Timber Funds

Noncontrolling interests-ORM Timber Funds represented the portion of 2017, 2016, and 2015 net (income) losses of the Funds attributable to third-party owners of the Funds. Included in these results are the management fees charged by ORM LLC to the Funds, interest, and income taxes. The portion of the loss or (income) attributable to these third-party investors is added back or deducted to determine “Net and comprehensive (income) loss attributable to unitholders” as follows:

(in thousands)
Noncontrolling interest-2017	Fund II *	Fund III	Fund IV **	Total
Management fees paid to ORM LLC	$(1,063)	$(2,305)	$—	$(3,368)
Operations	16,461	(483)	(392)	15,586
Fund operating income (loss) - internal	15,398	(2,788)	(392)	12,218
Interest expense	(1,087)	(1,235)	—	(2,322)
Income tax expense	(448)	(440)	—	(888)
Fund net income (loss) - internal	13,863	(4,463)	(392)	9,008
Net (income) loss attributable to noncontrolling interest	$(11,092)	$4,240	$336	$(6,516)

Noncontrolling interest-2016	Fund II	Fund III	Fund IV	Total
Management fees paid to ORM LLC	$(1,200)	$(2,067)	$—	$(3,267)
Operations	2,023	(619)	—	1,404
Fund operating income (loss) - internal	823	(2,686)	—	(1,863)
Interest expense	(1,087)	(1,169)	—	(2,256)
Income tax expense	(121)	(9)	—	(130)
Fund net income (loss) - internal	(385)	(3,864)	—	(4,249)
Net (income) loss attributable to noncontrolling interest	$307	$3,672	$—	$3,979

Noncontrolling interest-2015	Fund I ***	Fund II	Fund III	Total
Management fees paid to ORM LLC	$—	$(828)	$(1,402)	$(2,230)
Operations	(3)	1,812	(526)	1,283
Fund operating income (loss) - internal	(3)	984	(1,928)	(947)
Interest expense	—	(1,072)	(1,318)	(2,390)
Income tax (expense) benefit	1	(139)	(188)	(326)
Fund net income (loss) - internal	(2)	(227)	(3,434)	(3,663)
Net (income) loss attributable to noncontrolling interest	$1	$181	$3,263	$3,443

* Fund II recognized a gain of $12.5 million on the sale of one of its tree farms in January 2017.
** Fund IV was launched in December 2016, but did not acquire its first tree farm until January 2018.
*** Fund I’s assets were sold in the second half of 2014 and the fund was dissolved in 2015.

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

The Partnership’s debt consists of mortgage debt with fixed and variable interest rate tranches and operating lines of credit with Northwest Farm Credit Services (NWFCS). The Partnership’s mortgage debt at December 31, 2017, includes $51.8 million in term loans with NWFCS structured in five tranches that mature from 2019 through 2028 and is collateralized by portions of the Partnership’s timberland. In addition, our commercial office building in Poulsbo, Washington is collateral for a $2.5 million amortizing loan from NWFCS that matures through 2023. We have available a $31.0 million facility with NWFCS structured as a revolving credit facility through December 31, 2019, after which it converts to a term loan with multiple tranches that have an ultimate maturity in July 2027. At December 31, 2017, there was no outstanding balance and at December 31, 2016 there was $6.0 million outstanding under this facility. Our $20.0 million operating line of credit matures in April 2020, and we had $16.2 million and $8.0 million drawn as of December 31, 2017 and 2016, respectively. The operating line of credit carries a variable interest rate that is based on the one-month LIBOR rate plus 1.5%.

These debt agreements contain covenants that are measured either quarterly or annually, consisting of the following:

•	a minimum interest coverage ratio of 3:1;

•	a maximum debt-to-total-capitalization ratio of 30%, with total capitalization calculated using fair market (vs. carrying) value of timberland, roads and timber; and

•	a maximum debt-to-appraised value of collateral of 50%.

The Partnership is in compliance with these covenants as of December 31, 2017, and management expects to remain in compliance for at least the next twelve months.

Mortgage debt within our private equity funds is collateralized by Fund properties only, with no recourse to the Partnership. Fund II has a timberland mortgage comprised of two fixed-rate tranches totaling $25.0 million with MetLife Insurance Company. The tranches are non-amortizing and both mature in September 2020. The loans allow for, but do not require, annual principal payments of up to 10% of outstanding principal without incurring a make-whole premium. This mortgage is collateralized by a portion of Fund II’s timberland portfolio. Fund II’s covenants contain a requirement to maintain a loan-to-value ratio of less than 50%, with the denominator defined as fair market value. Fund III has a timberland mortgage comprised of two fixed rate tranches totaling $32.4 million with NWFCS. This mortgage is collateralized by a portion of Fund III’s timberland and is non-amortizing, with an $18.0 million tranche maturing in December 2023 and a $14.4 million tranche maturing in October 2024. Fund III’s loan contains covenants, measured annually, that require Fund III to maintain a debt coverage ratio of 1:1 and not exceed a debt-to-appraised value of collateral of 50%. Fund II and Fund III are in compliance with these covenants as of December 31, 2017, and we expect they will remain in compliance for at least the next twelve months.

The Partnership’s and Fund III’s debt arrangements with Northwest Farm Credit Services (NWFCS) include an annual rebate of a portion of interest expense paid in the prior year (patronage). The weighted average interest rates on debt for the Partnership and Funds were as follows at December 31, 2017:

	Weighted Average Interest Rate
	Gross	Net After Patronage

Partnership debt	4.31%	3.43%
Funds debt	4.58%	4.02%

The change in cash flows from 2017 to 2016 and 2016 to 2015, respectively, is broken down in the following table:

(in thousands)	2017	Change	2016	Change	2015
Cash provided by operations	$31,980	$26,834	$5,146	$(15,024)	$20,170
Investing activities
Maturity of short-term investments	—	—	—	(1,000)	1,000
Capital expenditures	(2,500)	(527)	(1,973)	576	(2,549)
Proceeds from sale of property and equipment	30	5	25	25	—
Proceeds from sale of timberland	26,590	24,987	1,603	602	1,001
Investment in real estate joint venture	(5,790)	(5,790)	—		—
Deposits for acquisitions of timberland - Funds	(5,688)	(5,688)	—	—	—
Acquisition of timberland - Partnership	(5,881)	33,915	(39,796)	(34,792)	(5,004)
Acquisition of timberland - Funds	—	—	—	50,556	(50,556)
Cash provided by (used in) investing activities	6,761	46,902	(40,141)	15,967	(56,108)
Financing activities
Line of credit borrowings	28,000	4,674	23,326	23,326	—
Line of credit repayments	(25,800)	(10,474)	(15,326)	(15,326)	—
Repayment of long term debt	(5,119)	(5,005)	(114)	4,995	(5,109)
Proceeds from issuance of long-term debt	—	(38,000)	38,000	38,000	—
Debt issuance costs	(104)	72	(176)	(156)	(20)
Proceeds from unit issuances	9	9	—	—	—
Unit repurchases	(1,305)	(1,305)	—	—	—
Payroll taxes paid on unit net settlements	(94)	58	(152)	(45)	(107)
Excess tax benefit from equity-based compensation	—	(53)	53	41	12
Cash distributions to unitholders	(12,215)	(38)	(12,177)	(469)	(11,708)
Cash distributions - ORM Timber Funds, net of distributions to Partnership	(30,903)	(25,695)	(5,208)	4,227	(9,435)
Capital call - ORM Timber Funds, net of Partnership contribution	5,237	5,237	—	(47,983)	47,983
Capital call - Real Estate, net of Partnership contribution	5,900	5,900	—	—	—
Cash provided by (used in) financing activities	(36,394)	(64,620)	28,226	6,610	21,616
Net increase (decrease) in cash and restricted cash	$2,347	$9,116	$(6,769)	$7,553	$(14,322)

Operating cash activities. The increase in cash provided by operating activities of $26.8 million from 2016 to 2017 resulted primarily from a 13% increase in log prices and a 15% increase in harvest volume. In addition, a $6.4 million decrease in real estate project expenditures and a $3.9 million decrease in environmental remediation expenditures contributed to the increase in cash provided by operations.

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

Investing cash activities. The $46.9 million increase in cash from investing activities from 2016 to 2017 and the $16.0 million decrease in cash used in investing activities from 2015 to 2016 were due primarily to sales and acquisitions of timberland by the Partnership and Funds. These were offset partially by a $5.8 investment in an unconsolidated real estate joint venture in 2017.

Financing activities. The $64.6 million decrease in cash from financing activities from 2016 to 2017 resulted primarily from a $48.9 million decrease in net borrowings on credit facilities in 2017 and a $25.7 million increase in distributions from the Funds, driven in large part by Fund II’s distribution of the proceeds from the sale of one of its tree farms in January 2017. These factors were offset partially by capital calls, net of the Partnership’s contribution, of $5.2 million for Fund IV, primarily to fund earnest money deposits for timberland acquisitions, and a capital call, net of the Partnership’s contribution, of $5.9 million related to an investment in a new unconsolidated real estate joint venture.

The $6.6 million increase in cash from financing activities from 2015 to 2016 resulted primarily from a $51.0 million increase in net borrowings on credit facilities in 2016 and a $3.8 million net decrease in distributions, offset by the $48.0 million capital call for Fund III in 2015 that had no counterpart in 2016. The proceeds from borrowings in 2016 were used primarily to fund the acquisition of timberland, environmental remediation expenditures, and development of residential lots in our Harbor Hill project. The decrease in net distributions for 2016 was due to 2015 including the final distribution to Fund I’s investors upon that fund’s dissolution, offset partially by an increase in distributions to Pope Resources’ unitholders.

Expected Future Changes to Cash Flows

Operating activities. We expect total annual log harvest and timber deed sale volume of 59 MMBF for the Partnership and 76 MMBF for the Funds, though changing log markets could cause us to deviate from this projection as the year unfolds. Moreover, we have not yet finalized our 2018 harvest plans for the two tree farms acquired recently by Fund IV.

Based on budget plans, we currently expect our Real Estate development project expenditures to total $7.6 million in 2018, with $5.8 million for building out lots for sale from our Harbor Hill project, and $1.8 million for other projects.

Investing activities. We have budgeted $3.6 million of capital expenditures for 2018, excluding any potential timberland acquisitions. These expenditures are comprised primarily of reforestation and mainline road construction costs on the Combined tree farms to support future harvest operations.

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

The percentage of annual harvest volume, excluding timber deed sales, by quarter for each year in the three-year period ended December 31, 2017, was as follows:

Year ended	Q1	Q2	Q3	Q4
2017	26%	22%	21%	31%
2016	17%	23%	19%	41%
2015	30%	18%	21%	20%

Timberland Investment Management. Management revenue generated by this segment consists of asset and timberland management fees. These fees, which relate primarily to our activities on behalf of the Funds and are eliminated in consolidation, vary based upon the amount of invested capital, the number of acres owned by the Funds, and the volume of timber harvested from properties owned by the Funds. Only the latter has any component of seasonality as it is based on harvest volume.

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

Contractual Obligations, Commercial Commitments and Contingencies

Our commitments at December 31, 2017, consist of operating leases, and other obligations entered into in the normal course of business.

(in thousands)	Payments Due By Period /Commitment Expiration Date
Obligation or Commitment	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt - Partnership	$70,460	$123	$26,261	$280	$43,796
Debt - Funds	57,380	—	25,000	—	32,380
Operating leases	398	176	218	4	—
Interest on debt - Partnership	20,075	3,206	5,210	4,037	7,622
Interest on debt - Funds	16,629	2,629	5,258	3,428	5,314
Environmental remediation	4,979	2,160	1,325	760	734
Other long-term obligations	136	25	50	50	11
Total contractual obligations or commitments	$170,057	$8,319	$63,322	$8,559	$89,857

Environmental remediation represents our estimate of potential liability associated with environmental contamination at Port Gamble. Other long-term obligations consist of a $136,000 liability for a supplemental employment retirement plan.

The impact of inflation on our consolidated financial condition and consolidated results of operations for each of the periods presented was not material.

Off-Balance Sheet Arrangements

The Partnership is not a party to any material off-balance sheet arrangements other than the operating leases disclosed above and does not hold any variable interests in unconsolidated entities.

Capital Expenditures and Commitments

Projected capital expenditures in 2018 are $11.2 million, of which $5.8 million relates to our Harbor Hill project, $2.9 million for reforestation and mainline road construction costs on the Combined tree farms to support future harvest operations, $1.8 million for other Real Estate development projects, and the remaining $700,000 for further build-out of our corporate office building and other equipment. These expenditures could be increased or decreased as a consequence of future economic conditions. Projected capital expenditures are subject to permitting timetables and progress towards closing on specific land sale transactions. See “Business - Government Regulation” and “Risk Factors -- We are subject to statutory and regulatory restrictions that currently limit, and may increasingly limit, our ability to generate income and cash flow,” above.

Government Regulation

Compliance with laws, regulations, and demands usually involves capital expenditures as well as operating costs. We cannot reasonably quantify future amounts of capital expenditures required to comply with laws, regulations, and demands, or the effects on operating costs, because in some instances compliance standards have not been developed or have not become final or definitive. Accordingly, at this time, we have not included herein a quantification of future capital requirements to comply with any new regulations being developed by United States regulatory agencies.

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

ACCOUNTING MATTERS

Accounting Standards Not Yet Implemented

On May 28, 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 also included other guidance, including the presentation of a gain or loss recognized on the sale of a long-lived asset or a nonfinancial asset. ASU No. 2014-09 is effective for us on January 1, 2018. For most revenue from the Fee Timber segment, which consists of logs, timber deed sales, and commercial thinning, we have identified no change to the timing or amount of revenue recognized because contracts are legally enforceable, the transaction price is fixed and performance is completed at a point in time, typically when risk of loss and title passes to the customer. Similarly, we have identified no changes to the timing or amount of revenue recognized on our other revenue, which includes primarily royalties from gravel mines and quarries and land use permits. For the Real Estate segment, this new standard may result in accelerating the recognition of revenue for performance obligations that are satisfied over time, which generally consist of construction and landscaping activity in common areas completed after transaction closing. The Partnership will adopt this standard using the cumulative effect transition method applied to uncompleted contracts as of the date of adoption. Under this method, the cumulative effect of initially applying the standard is recorded as an adjustment to partners’ capital. The Partnership, however, had no uncompleted contracts at the date of adoption. Accordingly, the adoption of this standard is not expected to have a significant effect on our consolidated financial statements. We will, however, have refinements to our controls over financial reporting as a result of this ASU and future periods will include expanded disclosures as required by the ASU.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires substantially all leases to be reflected on the balance sheet as a liability and a right-of-use asset. The ASU will replace existing lease accounting guidance in U.S. GAAP when it becomes effective on January 1, 2019, and the Partnership will adopt it at that time. The standard will be applied on a modified retrospective basis in which certain optional practical expedients may be applied. Due to the Partnership’s limited leasing activity, management does not expect the effect of this standard to be material to the Partnership’s consolidated financial statements.

Effective January 1, 2017, the Partnership adopted ASU 2016-09, which simplifies several aspects of accounting for share-based payment transactions, including income tax consequences, award classification, cash flows reporting, and forfeiture rate application. The adoption of this standard did not have a material impact on the Partnership’s consolidated financial statements.

Critical Accounting Estimates

Our principal accounting policies are discussed in note 1 to our consolidated financial statements. Certain of our accounting policies have a higher degree of complexity, and they involve estimates requiring a higher degree of judgment. We believe the accounting policies discussed below represent the most complex, difficult, and subjective matters in this regard.

Purchased timberland cost allocation. When the Partnership acquires timberlands, a purchase price allocation is performed that allocates cost between the categories of merchantable timber, pre-merchantable timber, roads, and land based upon the relative fair values pertaining to each of these categories. Land value may include uses other than timberland, including potential CE sales and development opportunities. The allocation of costs between the asset categories is driven largely by estimates of the volume of timber at the time of acquisition and future log prices, harvest and haul costs, volume at harvest, timing of harvest, silviculture costs, and other operating expenses. These factors must be estimated for periods of several decades depending on the age class distribution of the acquired timberland. The allocation among the asset categories, particularly merchantable timber, forms the basis for calculating the depletion rate used to record depletion expense as the timber is harvested.

Depletion. Depletion represents the cost of timber harvested and the cost of the permanent road system that is charged to operations by applying a depletion rate to volume harvested during the period. The depletion rate is calculated on January 1st of each year by dividing the recorded cost of merchantable timber and the cost of the permanent road system by the volume of merchantable timber. For purposes of the depletion calculation, merchantable timber is defined as timber that is equal to or greater than 35 years of age for all of our tree farms except California, for which merchantable timber is defined as timber with a diameter at breast height (DBH) of 16 inches or greater.

To calculate the depletion rate, we use a combined pool for the Partnership’s timberlands as they are managed as one unit and the characteristics of the individual tree farms are substantially similar to one another. Depletion rate calculations for the Funds’ timberlands are on a tree farm specific basis as each tree farm is managed individually, and they tend to have a more diverse set of characteristics.

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

The standing inventory system is subject to three processes each quarter to monitor and maintain accuracy. The first is the cruise update process, the second is a comparison of the volume actually extracted by harvest to the inventory in the standing inventory system at the time of the harvest (otherwise known as “cutout analysis”), and the third is necessary adjustments to productive acres based on actual acres harvested. The portion of productive acres of timber stands on the Combined tree farms that are physically measured or re-measured by cruising is such that generally stands with actual volume are cruised every seven years. Specific acres are first selected for cruising with a bias towards those acres that have gone the longest without a cruise and, second, with a bias towards those acres that have been growing the longest. Only stands older than 20 years are selected as subject to a cruise and, as the cruise is performed, only those trees with a breast height diameter (approximately 4.5 feet from the ground) of at least 5.6 inches are measured for inclusion in the inventory. For younger stands, all trees are tallied during the cruise process so that growth models can accurately predict how future stands will develop. The cutout analysis compares the total inventory for a stand which was grown annually using systems designed to predict future yields, based on growth models, to actual harvest volumes. Due to the nature of statistical sampling, the results of the quarterly cutout analysis is meaningful only in the context of accumulated results over several years, and not in the context of a single harvest unit. Minor adjustments both up and down to productive acres are made quarterly after foresters and managers accurately map those harvested acres in the Geographic Information System (GIS). These adjusted acres are linked to the inventory system and are used to drive the estimates of future available volume. Over the last ten years, our overall inventory variances from the cutout analysis have been up to approximately 8% in any one year, but have averaged less than 1% in the aggregate over that time frame. A hypothetical 5% change in estimated timber inventory volume would have changed 2017 depletion expense by approximately $600,000.

Environmental remediation. The Partnership has an accrual for estimated environmental remediation costs of $5.0 million and $12.8 million as of December 31, 2017 and 2016, respectively. The environmental remediation liability represents estimated payments to be made to monitor and remedy certain areas in and around the Port Gamble Bay. Additional information about the Port Gamble site is presented in “Business – Real Estate – Environmental Remediation” above and in “Management’s Discussion and Analysis – Real Estate.” The remaining costs for the project include costs to clean up the millsite and monitor the conditions in Port Gamble Bay, on the millsite, and at the storage location of the dredged sediments. The millsite remediation will include primarily excavation of contaminated soils and placement of clean caps. Monitoring costs include primarily evaluating and maintaining caps, as well as sampling and surveying the conditions at the site and taking any corrective action that may be necessary based on the results. The monitoring period is estimated to be approximately 15 years, but could be shorter or longer depending on the information gathered during the monitoring period.

Costs may still vary as the project progresses due to a number of factors, some of which are outlined as follows:

Uncertainty with respect to the millsite cleanup: Although we do not anticipate material changes to our estimated costs for this element of the project, the design and scope of this work has not yet been finalized.

Natural Resource Damages (NRD): Certain environmental laws allow state, federal, and tribal trustees (collectively, the Trustees) to bring suit against property owners to recover damages for injuries to natural resources. Like the liability that attaches to current property owners in the cleanup context, liability for natural resource damages can attach to a property owner simply because an injury to natural resources resulted from releases of hazardous substances on that owner’s property, regardless of culpability for the release. The Trustees are alleging that Pope Resources has NRD liability because of releases that occurred on its property. We have been in discussions with the Trustees regarding their claims and the alleged conditions in Port Gamble Bay. We have also been discussing restoration alternatives that might address the damages the Trustees allege. Discussions with the Trustees may result in an obligation for us to fund NRD restoration activities and past assessment costs that are greater than we have estimated, and it is reasonably possible that this component of the liability may increase.

Unforeseen conditions: As we transition to the maintenance and monitoring phases of the project, conditions may arise that require corrective action, and monitoring protocols may change over time. In addition, extreme weather events could cause damage to caps that would need to be repaired. These factors could result in additional costs. Likewise, we cannot accurately predict the impacts, if any, of the alleged NRD claims.

Item 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

At December 31, 2017, the Partnership and Funds had a combined $101.6 million of fixed-rate debt outstanding with a fair value of approximately $104.6 million based on the current interest rates for similar financial instruments. A change in the interest rate on fixed-rate debt will affect the fair value of the debt, whereas a change in the interest rate on variable-rate debt will affect interest expense and cash flows. A hypothetical 1% change in prevailing interest rates would change the fair value of our fixed-rate long-term debt obligations by $3.0 million and result in a $262,000 change in annual interest expense from our variable-rate debt, which totaled $26.2 million at December 31, 2017.
.

Item 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

POPE RESOURCES

A DELAWARE LIMITED PARTNERSHIP

YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015

Report of Independent Registered Public Accounting Firm

To the Unitholders and Board of Directors
Pope Resources, A Delaware Limited Partnership:

 Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Pope Resources, A Delaware Limited Partnership, and subsidiaries (the Partnership) as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive income, partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 2, 2018 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting

Basis for Opinion
These consolidated financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2002.

Seattle, Washington
March 2, 2018

Report of Independent Registered Public Accounting Firm

To the Unitholders and Board of Directors
Pope Resources, A Delaware Limited Partnership:

Opinion on Internal Control Over Financial Reporting
We have audited Pope Resources, A Delaware Limited Partnership and subsidiaries’ (the Partnership), internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2017 and 2016, the related consolidated statements of comprehensive income, partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the consolidated financial statements), and our report dated March 2, 2018 expressed an unqualified opinion on those consolidated financial statements.

 Basis for Opinion
The Partnership’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ KPMG LLP

Seattle, Washington
March 2, 2018

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2017 AND 2016
(IN THOUSANDS)

ASSETS	2017	2016
Current assets
Partnership cash	$1,788	$1,871
ORM Timber Funds cash	1,636	1,066
Cash	3,424	2,937
Restricted cash	1,860	—
Total cash and restricted cash	5,284	2,937
Accounts receivable, net	6,427	4,381
Land and timber held for sale	5,728	20,503
Prepaid expenses and other	591	4,385
Total current assets	18,030	32,206
Properties and equipment, at cost
Timber and roads	267,662	279,793
Timberland	55,056	54,369
Land held for development	19,311	24,390
Buildings and equipment, net of accumulated depreciation	5,306	5,628
Total properties and equipment, at cost	347,335	364,180

Other assets	15,308	2,664
Total assets	$380,673	$399,050

LIABILITIES, PARTNERS’ CAPITAL AND NONCONTROLLING INTERESTS
Current liabilities
Accounts payable	$2,430	$2,620
Accrued liabilities	4,451	3,843
Current portion of long-term debt - Partnership	123	5,119
Deferred revenue	197	418
Current portion of environmental remediation liability	2,160	8,650
Other current liabilities	401	398
Total current liabilities	9,762	21,048

Long-term debt, net of unamortized debt issuance costs and current portion - Partnership	70,037	68,023
Long-term debt, net of unamortized debt issuance costs - Funds	57,291	57,268
Environmental remediation and other long-term liabilities	2,957	4,247
Commitments and contingencies

Partners’ capital
General partners' capital (units issued and outstanding 2017 - 60; 2016 - 60)	1,028	934
Limited partners' capital (units issued and outstanding 2017 - 4,251; 2016 - 4,255)	63,519	58,199
Noncontrolling interests	176,079	189,331
Total partners’ capital and noncontrolling interests	240,626	248,464
Total liabilities, partners’ capital, and noncontrolling interests	$380,673	$399,050

See accompanying notes to consolidated financial statements.

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015
(IN THOUSANDS, EXCEPT PER UNIT INFORMATION)

	2017	2016	2015
Revenue
Fee Timber	$73,514	$57,304	$52,164
Timberland Investment Management	9	8	—
Real Estate	26,300	23,116	25,864
Total revenue	99,823	80,428	78,028
Costs and expenses
Cost of sales
Fee Timber	(41,784)	(32,642)	(30,089)
Real Estate	(16,200)	(14,631)	(16,515)
Total cost of sales	(57,984)	(47,273)	(46,604)
Operating expenses
Fee Timber	(9,896)	(8,731)	(8,011)
Timberland Investment Management	(3,188)	(2,628)	(2,625)
Real Estate	(5,508)	(4,394)	(4,036)
Environmental remediation (Real Estate)	—	(7,700)	—
General & Administrative	(5,742)	(5,076)	(4,972)
Total operating expenses	(24,334)	(28,529)	(19,644)
Gain (loss) on sale of timberland (Fee Timber)	12,547	995	(1,103)
Operating income (loss)
Fee Timber	34,381	16,926	12,961
Timberland Investment Management	(3,179)	(2,620)	(2,625)
Real Estate	4,592	(3,609)	5,313
General & Administrative	(5,742)	(5,076)	(4,972)
Total operating income	30,052	5,621	10,677
Other income (expense)
Interest expense	(4,965)	(4,150)	(3,854)
Interest capitalized to development projects	491	733	860
Interest income	3	11	24
Total other expense	(4,471)	(3,406)	(2,970)
Income before income taxes	25,581	2,215	7,707
Income tax expense	(1,176)	(252)	(207)
Net and comprehensive income	24,405	1,963	7,500
Net and comprehensive (income) loss attributable to noncontrolling interests-ORM Timber Funds	(6,516)	3,979	3,443
Net and comprehensive loss attributable to noncontrolling interests-Real Estate	$2	$—	$—
Net and comprehensive income attributable to unitholders	$17,891	$5,942	$10,943
Allocable to general partners	$250	$83	$153
Allocable to limited partners	17,641	5,859	10,790
Net and comprehensive income attributable to unitholders	$17,891	$5,942	$10,943
Basic and diluted earnings per unit attributable to unitholders	$4.10	$1.35	$2.51
Distributions per unit	$2.80	$2.80	$2.70
 See accompanying notes to consolidated financial statements.

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015
(IN THOUSANDS)

	Attributable to Pope Resources
	General Partners	Limited Partners	Noncontrolling Interests	Total
December 31, 2014	$1,003	$63,213	$163,413	$227,629
Net income (loss)	153	10,790	(3,443)	7,500
Cash distributions	(163)	(11,545)	(9,435)	(21,143)
Capital call	—	—	47,983	47,983
Equity-based compensation	12	852	—	864
Indirect repurchase of units for minimum tax withholding	(1)	(106)	—	(107)
December 31, 2015	1,009	63,539	198,518	263,066
Net income (loss)	83	5,859	(3,979)	1,963
Cash distributions	(170)	(12,007)	(5,208)	(17,385)
Equity-based compensation	13	906	—	919
Excess tax benefit from equity-based compensation	1	52	—	53
Indirect repurchase of units for minimum tax withholding	(2)	(150)	—	(152)
December 31, 2016	934	58,199	189,331	248,464
Net income	250	17,641	6,514	24,405
Cash distributions	(171)	(12,044)	(30,903)	(43,118)
Capital calls	—	—	11,137	11,137
Equity-based compensation	16	1,112	—	1,128
Unit issuances - distribution reinvestment plan	—	9	—	9
Unit repurchases	—	(1,305)	—	(1,305)
Indirect repurchase of units for minimum tax withholding	(1)	(93)	—	(94)
December 31, 2017	$1,028	$63,519	$176,079	$240,626

See accompanying notes to consolidated financial statements.

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015
(IN THOUSANDS)

	2017	2016	2015
Cash flows from operating activities:
Cash received from customers	$97,665	$79,428	$76,827
Cash paid to suppliers and employees	(53,098)	(56,807)	(44,187)
Interest received	3	11	24
Interest paid, net of amounts capitalized	(4,603)	(3,216)	(3,097)
Real Estate project expenditures	(7,588)	(13,989)	(9,052)
Income taxes paid	(399)	(281)	(345)
Net cash provided by operating activities	31,980	5,146	20,170
Cash flows from investing activities:
Maturity of short-term investments	—	—	1,000
Capital expenditures	(2,500)	(1,973)	(2,549)
Proceeds from sale of fixed assets	30	25	—
Proceeds from sale of timberland	26,590	1,603	1,001
Investment in unconsolidated Real Estate joint venture	(5,790)	—	—
Deposit for acquisition of timberland - Funds	(5,688)	—	—
Acquisition of timberland - Partnership	(5,881)	(39,796)	(5,004)
Acquisition of timberland - Funds	—	—	(50,556)
Net cash provided by (used in) investing activities	6,761	(40,141)	(56,108)
Cash flows from financing activities:
Line of credit borrowings	28,000	23,326	—
Line of credit repayments	(25,800)	(15,326)	—
Repayment of long-term debt	(5,119)	(114)	(5,109)
Proceeds from issuance of long-term debt	—	38,000	—
Debt issuance costs	(104)	(176)	(20)
Proceeds from unit issuances - distribution reinvestment plan	9	—	—
Unit repurchases	(1,305)	—	—
Payroll taxes paid on unit net settlements	(94)	(152)	(107)
Excess tax benefit from equity-based compensation	—	53	12
Cash distributions to unitholders	(12,215)	(12,177)	(11,708)
Cash distributions - ORM Timber Funds, net of distributions to Partnership	(30,903)	(5,208)	(9,435)
Capital call - ORM Timber Funds, net of Partnership contribution	5,237	—	47,983
Capital call - Real Estate, net of Partnership contribution	5,900	—	—
Net cash provided by (used in) financing activities	(36,394)	28,226	21,616
Net increase (decrease) in cash and restricted cash	2,347	(6,769)	(14,322)
Cash and restricted cash:
Beginning of year	2,937	9,706	24,028
End of year	$5,284	$2,937	$9,706

See accompanying notes to consolidated financial statements.

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP
SCHEDULE TO CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2017, 2016, AND 2015
(IN THOUSANDS)

Reconciliation of net income to net cash	2017	2016	2015
provided by operating activities:
Net income	$24,405	$1,963	$7,500
Depletion	19,187	12,621	9,900
Equity-based compensation	1,128	919	864
Excess tax benefit from equity-based compensation	—	(53)	(12)
Depreciation and amortization	534	755	736
(Gain) loss on sale of timberland	(12,547)	(995)	1,103
(Gain) loss on sale of property and equipment and other	3	(23)	—
Deferred taxes, net	288	67	(121)
Cost of land sold - Real Estate	13,862	12,439	14,057
Increase (decrease) in cash from changes in
operating accounts:
Accounts receivable	(2,046)	(1,143)	(810)
Prepaid expenses and other current assets	3,574	(3,575)	1,462
Real estate project expenditures	(7,588)	(13,989)	(9,052)
Accounts payable and accrued liabilities	417	1,691	(241)
Deferred revenue	(222)	141	(390)
Other current liabilities	4	76	75
Environmental remediation	(7,791)	(3,991)	(4,890)
Other noncurrent assets and liabilities	(1,228)	(1,757)	(11)
Net cash provided by operating activities	$31,980	$5,146	$20,170

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations
Pope Resources, A Delaware Limited Partnership is a publicly traded limited partnership engaged primarily in managing timber resources on its own properties as well as those owned by others. Pope Resources’ wholly-owned subsidiaries include the following: ORM, Inc., which is responsible for managing Pope Resources’ timber properties; Olympic Resource Management LLC (ORMLLC), which provides timberland management activities and is responsible for developing the timber fund business; Olympic Property Group I LLC, which manages the Port Gamble townsite and millsite together with land that is held as development property; and OPG Properties LLC, which owns land that is held as development property and holds other real estate investments. These consolidated financial statements include ORM Timber Fund II, Inc. (Fund II), ORM Timber Fund III, Inc. (Fund III), and ORM Timber Fund IV LLC (Fund IV, and collectively with Fund II and Fund III, the Funds). ORMLLC is the manager of and owns 1% of Funds II, III and IV. Pope Resources owns 19% of Fund II, 4% of Fund III, and 14% of Fund IV. The purpose of all three Funds is to invest in timberlands. See Note 2 for additional information. These consolidated financial statements also include OPG Ferncliff Investors LLC (Ferncliff Investors). OPG Properties LLC, through wholly-owned subsidiary OPG Ferncliff Management LLC (Ferncliff Management) owns 33.33% of Ferncliff Investors, which in turn holds a 50% interest in an unconsolidated real estate joint venture entity, Bainbridge Landing LLC. Ferncliff Management is the manager of Ferncliff Investors. See Note 4 for additional information.

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

Principles of consolidation
The consolidated financial statements include the accounts of the Partnership, entities controlled by the Partnership, and variable interest entities where the Partnership or entities it controls have the authority to direct the activities that most significantly impact their economic performance. Intercompany balances and transactions, including operations related to the Funds, have been eliminated in consolidation. The wholly-owned subsidiaries, Funds, and Ferncliff Investors are consolidated into Pope Resources’ financial statements (see Notes 2 and 4).

New accounting standards
On May 28, 2014, the Financial Accounting Standards Board (FASB) issued ASU No. 2014-09, Revenue from Contracts with Customers, which requires an entity to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 also included other guidance, including the presentation of a gain or loss recognized on the sale of a long-lived asset or a nonfinancial asset. ASU No. 2014-09 is effective for us on January 1, 2018.
For most revenue from the Fee Timber segment, which consists of logs, timber deed sales, and commercial thinning, we have identified no change to the timing or amount of revenue recognized because contracts are legally enforceable, the transaction price is fixed and performance is completed at a point in time, typically when risk of loss and title passes to the customer. Similarly, we have identified no changes to the timing or amount of revenue recognized on our other revenue, which includes primarily royalties from gravel mines and quarries and land use permits. For the Real Estate segment, this new standard may result in accelerating the recognition of revenue for performance obligations that are satisfied over time, which generally consist of construction and landscaping activity in common areas completed after transaction closing. The Partnership will adopt this standard using the cumulative effect transition method applied to uncompleted contracts as of the date of adoption. Under this method, the cumulative effect of initially applying the standard is recorded as an adjustment to partners’ capital. The Partnership, however, had no uncompleted contracts at the date of adoption. Accordingly, the adoption of this standard will not have a significant effect on our consolidated financial statements. We will, however, have refinements to our controls over financial reporting as a result of this ASU and future periods will include expanded disclosures as required by the ASU.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires substantially all leases to be reflected on the balance sheet as a liability and a right-of-use asset. The ASU will replace existing lease accounting guidance in

U.S. GAAP when it becomes effective on January 1, 2019, and the Partnership will adopt it at that time. The standard will be applied on a modified retrospective basis in which certain optional practical expedients may be applied. Due to the Partnership’s limited leasing activity, management does not expect the effect of this standard to be material to Partnership’s consolidated financial statements.

Effective January 1, 2017, the Partnership adopted ASU 2016-09, which simplifies several aspects of accounting for share-based payment transactions, including income tax consequences, award classification, cash flows reporting, and forfeiture rate application. The adoption of this standard did not have a material impact on the Partnership’s consolidated financial statements.

General partner
The Partnership has two general partners: Pope MGP, Inc. and Pope EGP, Inc. In total, these two entities own 60,000 partnership units. The allocation of distributions, income and other capital related items between the general and limited partners is pro rata among all units outstanding. The managing general partner of the Partnership is Pope MGP, Inc. The Partnership has no directors. Instead, the board of directors of Pope MGP, Inc. serves in that capacity.

Noncontrolling interests
Noncontrolling interests represents the portion of net income and losses of the Funds attributable to third-party owners of the Funds and Ferncliff Investors. Noncontrolling interests represent 80% of Fund II, 95% of Fund III, 85% of Fund IV, and 66.67% of Ferncliff Investors ownership. To arrive at net and comprehensive income attributable to Partnership unitholders, the portion of the income attributable to these third-party investors is subtracted from net and comprehensive income or, in the case of a loss attributable to third-party investors, added back to net and comprehensive income.

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

Restricted cash
Restricted cash comprises capital contributed by third party owners of Ferncliff Investors that must be invested in an unconsolidated real estate joint venture entity.

Like-kind exchanges
In order to acquire and sell assets, primarily timberland and other real property, in a tax efficient manner, we sometimes utilize Internal Revenue Code (IRC) Section 1031 like-kind exchange transactions. There are two main types of like-kind exchange transactions: forward transactions, in which property is sold and the proceeds are reinvested by acquiring similar property; and reverse transactions, in which property is acquired and similar property is subsequently sold. We use qualified intermediaries to facilitate such transactions and proceeds from forward transactions are held by the intermediaries. Both types of transactions must be completed within prescribed periods under IRC 1031, generally 180 days. Any unused funds held by intermediaries at the expiration of these time periods revert to the Partnership. To the extent we have identified potential replacement properties to acquire, funds held by intermediaries are classified as non-current in other assets on the consolidated balance sheets. To the extent funds held by qualified intermediaries exceed the value of identified potential properties to acquire, the funds are included in prepaid expenses and other current assets. At December 31, 2017, other assets included $598,000 held by like-kind exchange intermediaries. At December 31, 2016, prepaid expenses and other current assets included $850,000 and other assets included $1.9 million held by like-kind exchange intermediaries. Also included in prepaid expenses and other current assets at December 31, 2016, were $2.3 million held by intermediaries for completed forward exchanges that the Partnership received in January 2017.

Concentration of credit risk
Financial instruments that potentially subject the Partnership to concentrations of credit risk consist principally of accounts and notes receivable. The Partnership limits its credit exposure by considering the creditworthiness of potential customers and utilizing the underlying land sold as collateral on real estate contracts. The Partnership’s allowance for doubtful accounts is $1,000 and $8,000 at December 31, 2017 and 2016, respectively.

Income taxes
The Partnership itself is not subject to income taxes, but its corporate subsidiaries, and those of the Funds, are subject to income taxes which are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Operating loss and tax credit carryforwards, if any, are also factored into the calculation of deferred tax assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Partnership has concluded that it is more likely than not that its deferred tax assets will be realizable and thus no valuation allowance has been recorded as of December 31, 2017. This conclusion is based on anticipated future taxable income, the expected future reversals of existing taxable temporary differences, and tax planning strategies to generate taxable income, if needed. The Partnership will continue to reassess the need for a valuation allowance during each future reporting period. The Partnership is not aware of any tax exposure items as of December 31, 2017 and 2016, where the Partnership’s tax position is not more likely than not to be sustained if challenged by the taxing authorities. The Partnership recognizes interest expense related to unrecognized tax benefits or underpayment of income taxes in interest expense and recognizes penalties in operating expenses. There have been no interest expense or penalties incurred for any of the periods presented.

Land and timber held for sale and Land held for development
Land and timber held for sale and Land held for development are recorded at cost, unless impaired. Costs of development, including interest, are capitalized for these projects and allocated to individual lots based upon their relative preconstruction fair value. This allocation of basis supports, in turn, the computation of those amounts reported as current versus long-term assets based on management’s expectation of when the sales will occur (Land and timber held for sale and Land held for development, respectively). As lot sales occur, the allocation of these costs becomes part of cost of sales attributed to individual lot sales. Costs associated with land including acquisition, project design, architectural costs, road construction, capitalized interest, and utility installation are accounted for as operating activities on our statement of cash flows.

Those properties that are for sale, under contract, and for which the Partnership has an expectation they will be sold within 12 months are classified on the balance sheet as a current asset under “Land and timber held for sale”. The

$5.7 million in land and timber held for sale at December 31, 2017 reflects our expectation of sales in 2018 of parcels comprising 19 acres from the Harbor Hill project in Gig Harbor, Washington, as well as three parcels comprising 20 acres in Kitsap County, Washington. Land and timber held for sale of $20.5 million as of December 31, 2016 reflected a 6,300-acre tree farm sold by Fund II in January 2017 and sales that were expected in 2017 of parcels comprising 30 acres from the Harbor Hill project.

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

Buildings and equipment are recorded at cost and consisted of the following as of December 31, 2017 and 2016, (in thousands):

Description	12/31/2017	12/31/2016
Buildings	$9,437	$9,439
Equipment	3,039	3,239
Furniture and fixtures	663	663
Total	$13,139	$13,341
Accumulated depreciation	(7,833)	(7,713)
Net buildings and equipment	$5,306	$5,628

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

Deferred revenue
Deferred revenue represents the unearned portion of cash collected. Deferred revenue of $197,000 at December 31, 2017, reflects primarily the unearned portion of rental payments received on cell tower leases. The deferred revenue balance of $418,000 at December 31, 2016, represents mostly deferred revenue associated with Real Estate sales recorded under the percentage of completion method and the unearned portion of rental payments received on cell tower leases.

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

The Partnership generated $2.1 million and $4.3 million from conservation easement sales in 2016 and 2015, respectively. There were no conservation easement sales in 2017.

Environmental remediation liabilities
Environmental remediation liabilities have been evaluated using a combination of methods. The liability is estimated based on amounts included in construction contracts and estimates for construction contingencies, project management, and other professional fees. See Note 11 for further discussion of environmental remediation liabilities.

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

The table below displays how we arrived at basic and diluted earnings per unit:

	Year Ended December 31,
(in thousands, except per unit data)	2017	2016	2015
Net and comprehensive income attributable to unitholders	$17,891	$5,942	$10,943
Less: Net and comprehensive income attributable to unvested restricted unitholders	(133)	(101)	(103)
Less: Dividends paid to Funds preferred shareholders	(31)	(31)	(31)
Net and comprehensive income attributable to unitholders for earnings per unit calculation	$17,727	$5,810	$10,809
Basic and diluted weighted average units outstanding	4,323	4,313	4,298
Basic and diluted net earnings per unit	$4.10	$1.35	$2.51

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

•	Level 3-Inputs are derived from valuation techniques in which one or more significant inputs or value drivers are unobservable.

2.	ORM TIMBER FUND II, INC. (FUND II), ORM TIMBER FUND III (REIT) INC. (FUND III), AND ORM TIMBER FUND IV (REIT) INC. (FUND IV) (COLLECTIVELY, “THE FUNDS”)

The Funds were formed by ORMLLC for the purpose of attracting capital to purchase timberlands. The objective of these Funds is to generate a return on investments through the acquisition, management, value enhancement, and sale of timberland properties. Each Fund is organized to operate for a specified term from the end of its respective investment period; ten years for each of Fund II and Fund III, and fifteen years for Fund IV. Fund II is scheduled to terminate in March 2021 and Fund III is scheduled to terminate in December 2025. Fund IV will terminate on the fifteenth anniversary of the end of its drawdown period. Fund IV’s drawdown period will end on the earlier of placement of all committed capital or December 31, 2019, subject to certain extension provisions.

Together, Pope Resources and ORMLLC own 20% of Fund II, 5% of Fund III, and 15% of Fund IV. The Funds are considered variable interest entities because their organizational and governance structures are the functional equivalent of a limited partnership. As the managing member of the Funds, the Partnership is the primary beneficiary of the Funds as it has the authority to direct the activities that most significantly impact their economic performance, as well as the right to receive benefits and obligation to absorb losses that could potentially be significant to the Funds. Accordingly, the Funds are consolidated into the Partnership’s financial statements. Additionally, the obligations of each of the Funds do not have any recourse to the Partnership.

The consolidated financial statements exclude management fees paid by the Funds to ORMLLC as they are eliminated in consolidation. See note 13 for a breakdown of operating results before and after such eliminations. The portion of these fees, among other items of income and expense, attributed to third-party investors is reflected as an adjustment to income in the Partnership’s Consolidated Statement of Comprehensive Income under the caption “Net (income) loss attributable to noncontrolling interests - ORM Timber Funds.”

In the fourth quarter of 2015, Fund III acquired a 15,100-acre tree farm in south Puget Sound, Washington, for $50.6 million. The purchase price was allocated $44.5 million to timber and roads, and $6.1 million to the underlying land.

In January 2017, Fund II closed on the sale of one of its tree farms, located in northwestern Oregon, for $26.5 million. The Partnership’s share of the pretax profit or loss generated by this tree farm was a gain of $12.5 million and losses of $23,000 and $9,000 for the years ended December 31, 2017, 2016, and 2015, respectively.

In January 2018, Fund IV closed on the acquisition of two tree farms, one in southwestern Oregon and one in south Puget Sound, Washington, for $33.5 million and $80.4 million, respectively. The partnership’s share of the combined purchase price is $17.0 million. At December 31, 2017, Fund IV had paid deposits of $5.7 million for these acquisitions, which are included in other assets.

The Partnership’s consolidated balance sheets include Fund II, Fund III, and Fund IV assets and liabilities at December 31, 2017, and Fund II and Fund III assets and liabilities at December 31, 2016, which were as follows:

(in thousands)	2017	2016
Cash	$1,636	$1,066
Land and timber held for sale	—	13,941
Other current assets	2,481	2,195
Total current assets	4,117	17,202
Properties and equipment, net of accumulated depreciation	235,046	249,197
Other long-term assets	5,683	—
Total assets	$244,846	$266,399

Current liabilities	$2,862	$2,256
Long-term debt	57,291	57,268
Funds’ equity	184,693	206,875
Total liabilities and equity	$244,846	$266,399

The table above includes management fees and other expenses payable to the Partnership of $657,000 and $691,000 as of December 31, 2017 and 2016, respectively.  These amounts are eliminated in the Partnership’s consolidated balance sheets.

3.    PARTNERSHIP TIMBERLAND ACQUISITIONS

In July 2016, the Partnership closed on the acquisition of a 7,324-acre tree farm in western Washington for $32.0 million. It consisted of 6,746 owned acres and a timber deed on 578 acres that expires in 2051. The purchase price was allocated $2.7 million to timberland and $29.3 million to timber and roads.

In October 2016, the Partnership closed on two timberland acquisitions for a combined $6.7 million comprising 1,967 acres. The combined purchase price was allocated $719,000 to timberland and $6.0 million to roads and timber. The acquired sets of timberland are adjacent to the Partnership’s existing Washington State timberland holdings in Jefferson and Skamania counties.

During 2017, the Partnership closed on several acquisitions of timberland in western Washington totaling 1,810 acres for $5.9 million. The aggregate purchase price was allocated $847,000 to land and $5.1 million to timber and roads.

4.    OTHER ASSETS

Other assets consisted of the following at December 31:

	2017	2016

Deferred tax assets, net	$465	$753
Cash held by like-kind exchange intermediaries	598	1,910
Deposits for acquisitions of timberland	5,688	—
Investment in Real Estate joint venture entity	5,895	—
Note receivable	2,625	—
Other	37	1
Total	$15,308	$2,664

In 2017, the Partnership formed Ferncliff Management and Ferncliff Investors for the purpose of raising capital from third parties to invest in an unconsolicated real estate joint venture entity, Bainbridge Landing LLC, that is developing a 5-acre parcel on Bainbridge Island, Washington into a multi-family community containing apartments, townhomes, a park, and other amenities. Sales of the townhomes are expected to begin in late 2018 and leasing of apartments in 2019. As described in Note 1, Ferncliff Management is the manager and 33.33% owner of Ferncliff Investors, with the remaining ownership interest held by third-party investors. Ferncliff Investors holds a 50% interest in Bainbridge Landing LLC that owns and is developing the property.

Ferncliff Investors is considered a variable interest entity because its organizational and governance structure is the functional equivalent of a limited partnership. As the managing member of Ferncliff Investors, the Partnership, through Ferncliff Management, is the primary beneficiary of Ferncliff Investors as it has the authority to direct the activities that most significantly impact its economic performance, as well as the right to receive benefits and obligation to absorb losses that could potentially be significant to Ferncliff Investors. Accordingly, Ferncliff Investors is consolidated into the Partnership’s financial statements. Additionally, the obligations of Ferncliff Investors do not have any recourse to the Partnership.

Bainbridge Landing LLC is considered a voting interests entity. Ferncliff Investors accounts for its interest in the joint venture entity under the equity method because neither it nor the other member can exercise control over Bainbridge Landing LLC. Under the equity method, Ferncliff Investors records its 50% share of the net income or loss of Bainbridge Landing LLC. Accordingly, the “Investment in real estate joint venture entity” item in the table above represents the combination of Ferncliff Investors’ total cash investment in the joint venture entity plus its cumulative 50% share of net income or loss. To date, this activity has been a loss and is included in operating expenses in the Real Estate segment. The portion of this loss attributed to third-party investors is reflected as an adjustment to income in the Partnership’s Consolidated Statement of Comprehensive Income under the caption “Net loss attributable to noncontrolling interests - Real Estate.”

The note receivable included in other assets resulted from the sale of an 11-acre parcel from the Partnership’s Harbor Hill project to the City of Gig Harbor for $3.5 million. The City of Gig Harbor paid $875,000 at closing and issued a promissory note for the remaining $2.6 million. The note is collateralized by the property, bears interest at 5.25%, and is due in three annual payments of principal and interest in January 2019, 2020, and 2021.

5.    LONG-TERM DEBT

	At December 31,
(in thousands)	2017	2016
Partnership debt:
$20.0 million revolving line of credit with Northwest Farm Credit Services (NWFCS), variable interest based on LIBOR plus margin of 1.50% (2.9% at December 31, 2017) with quarterly interest-only payments and collateralized by timberlands (matures April 2020)	$16,200	8,000
$31.0 million revolving line of credit facility with NWFCS, variable interest based on LIBOR plus margin of 1.85% (3.25% at December 31, 2017) with quarterly interest-only payments and collateralized by timberlands (matures December 2019 with option to convert to multiple term loans with ultimate maturities in July 2027)	—	6,000
Mortgage payable to NWFCS, collateralized by Poulsbo headquarters property:
Interest at 3.80%, monthly principal and interest payments (matures January 2023)	2,460	2,578
Mortgage payable to NWFCS, collateralized by Partnership timberlands, as follows:
Seven-year tranche, interest at 4.85% with quarterly interest payments (matured July 2017)	—	5,000
Ten-year tranche, interest at 6.40% with monthly interest payments (matures September 2019)	9,800	9,800
Fifteen-year tranche, interest at 6.05% with quarterly interest payments (matures July 2025)	10,000	10,000
Mortgage payable to NWFCS, collateralized by Partnership timberlands, as follows:
Seven-year tranche, variable interest based on LIBOR plus margin of 2.20% (3.60% at December 31, 2017) with quarterly interest-only payments (matures July 2023)	10,000	10,000
Ten-year tranche, interest at 3.89% with quarterly interest payments (matures July 2026)	11,000	11,000
12-year tranche, interest at 4.13% with quarterly interest payments (matures July 2028)	11,000	11,000
Total Partnership debt	70,460	73,378
Less unamortized debt issuance costs	(300)	(236)
Less current portion	(123)	(5,119)
Long-term debt, less unamortized debt issuance costs and current portion - Partnership	70,037	68,023

ORM Timber Funds debt:
Fund II Mortgages payable to MetLife, collateralized by Fund II timberlands with quarterly interest payments (matures September 2020), as follows:
4.85% interest rate tranche	11,000	11,000
3.84% interest rate tranche	14,000	14,000
Fund III mortgages payable to NWFCS, collateralized by Fund III timberlands with quarterly interest payments, as follows:
5.10% interest rate tranche (matures December 2023)	17,980	17,980
4.45% interest rate tranche (matures October 2024)	14,400	14,400
Total ORM Timber Funds debt	57,380	57,380
Less unamortized debt issuance costs	(89)	(112)
Less current portion	—	—
Long-term debt, less unamortized debt issuance costs and current portion - Funds	$57,291	$57,268

The Partnership’s debt agreements have covenants which are measured either quarterly or annually. Among the covenants measured are an interest coverage ratio of 3:1, a requirement that the Partnership not exceed a maximum debt-to-total-capitalization ratio of 30%, with total capitalization calculated using fair market (vs. carrying) value of timberland, roads and timber, and not exceed a maximum debt-to-appraised value of collateral of 50%. The Partnership is in compliance with these covenants as of December 31, 2017.

Fund II’s debt agreement contains a requirement to maintain a loan-to-value ratio of less than 50%, with the denominator defined as fair market value. Fund II is in compliance with this covenant as of December 31, 2017.

Fund III’s debt agreement contains a requirement to maintain a minimum debt coverage ratio and a loan-to-value ratio of less than 50%, with the denominator defined as fair market value. Fund III is in compliance with this covenant as of December 31, 2017.

At December 31, 2017, principal payments on long-term debt for the next five years and thereafter are due as follows (in thousands):

	Partnership	Funds
2018	$123	$—
2019	9,928	—
2020	16,333	25,000
2021	138	—
2022	143	—
Thereafter	43,795	32,380
Total	$70,460	$57,380

Each of the Partnership’s and Fund III’s debt arrangements with NWFCS includes an annual rebate of interest expense (patronage). Interest expense was reduced by $1.0 million, $810,000 and $478,000 in 2017, 2016, and 2015, respectively, which reflects estimated patronage to be refunded in the following year with the related receivable reflected in accounts receivable.

Accrued interest relating to all debt instruments was $1.3 million at December 31, 2017 and 2016 and is included in accrued liabilities.

6.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The Partnership’s consolidated financial instruments include cash and accounts receivable, for which the carrying amount of each represents fair value based on current market interest rates or their short-term nature. Carrying amounts of contracts receivable also approximate fair value given the current market interest rates. The fair value of the Partnership’s and Funds’ combined fixed-rate debt, having a carrying value of $101.6 million and $106.8 million as of December 31, 2017 and 2016, respectively, has been estimated based on current interest rates for similar financial instruments, Level 2 inputs in the Fair Value Hierarchy, to be approximately $104.6 million and $111.0 million, respectively.

7.    INCOME TAXES

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

(in thousands)	2017	2016	2015
Income before income taxes	$25,581	$2,215	$7,707
Income in entities that pass-through pre-tax earnings to the partners	23,089	1,500	7,203
Income subject to income taxes	$2,492	$715	$504

The provision for income taxes relating to corporate subsidiaries of the Partnership and Funds consist of the following income tax benefit (expense) for each of the years ended December 31:

(in thousands)	2017	2016	2015
Current	$(888)	$(185)	$(328)
Deferred	(288)	(67)	121
Total	$(1,176)	$(252)	$(207)

Included in the deferred income tax expense for 2017 and 2016 are $109,000 and $115,000 related to the utilization of net operating loss carryforwards. Included in the deferred tax benefit for 2015 was a benefit of $71,000 related to net operating losses. The Partnership also recorded excess tax benefits from equity-based compensation of $53,000 and $340,000 for the years ended December 31, 2016 and 2015, respectively, to partners’ capital. There was no excess tax benefit recorded for 2017 as a result of the adoption of ASU 2016-09.

A reconciliation between the federal statutory tax rate and the Partnership’s effective tax rate is as follows for each of the years ended December 31:

	2017	2016	2015
Statutory tax on income	34%	34%	34%
Income from entities that pass-through pre-tax earnings to the partners	(30)%	(23)%	(31)%
Effect on deferred tax assets of change in income tax rate	1%	—%	—%
Effective income tax rate	5%	11%	3%

The Tax Cuts and Jobs Act passed by Congress in December 2017 reduced the corporate income tax rate to 21% from 34%. This had the impact of decreasing deferred tax assets by $264,000 and increasing the 2017 effective income tax rate by 1%.

The net deferred tax assets are included in other assets on the consolidated balance sheets and are comprised of the following:

(in thousands)	2017	2016	2015
Compensation-related accruals	$359	$456	$421
Net operating loss carryforwards	123	284	399
Depreciation	15	16	(16)
Other	(32)	(3)	16
Total	$465	$753	$820

The federal net operating loss carryforwards in the table above expire in 2033 through 2035.

8.    UNIT INCENTIVE PLAN

One of the two components of a management incentive compensation program adopted in 2010 (2010 Incentive Compensation Program) is the Performance Restricted Unit (PRU) plan which includes both an equity and cash component. Compensation expense relating to the equity component is recognized over a 4-year future service period. On the date of grant, the restricted units are owned by the employee, officer, or director of the Partnership, subject to a trading restriction that is in effect during the vesting period. As of December 31, 2017, total compensation expense not yet recognized related to non-vested awards was $1.1 million with a weighted average 21 months remaining to vest.

The second component of the incentive compensation program is the Long-Term Incentive Plan (LTIP), which is paid in cash. The LTIP awards contain a feature whereby the award amount is based upon the Partnership’s total shareholder return (TSR) as compared to TSR’s of a benchmark peer group of companies, measured over a rolling three-year performance period. The component based on relative TSR requires the Partnership’s projected cash payout for future performance cycles to be re-measured quarterly based upon the Partnership’s projected relative TSR ranking, using a Monte Carlo simulation model.

Starting in 2016, directors may elect to receive all or a portion of their quarterly board compensation in the form of unrestricted units rather than cash. Such units are included in equity compensation expense. During 2017 and 2016, 2,213 and 1,794 unrestricted units, respectively, were granted to directors in payment of their board compensation.

Total equity compensation expense was $1.1 million, $919,000 and $864,000 for 2017, 2016 and 2015, respectively. As of December 31, 2017, accrued liabilities included $1.3 million relating to the 2010 Incentive Compensation Program, with $426,000 of that total attributable to the cash component of the PRU and the balance of $908,000 attributable to the LTIP. This compares with December 31, 2016, when accrued liabilities included $1.5 million, with $425,000 related to the cash-payout component of the PRU and the balance of $1.0 million attributable to the LTIP.

The Partnership’s 2005 Unit Incentive Plan (the 2005 Plan) authorized the granting of nonqualified equity compensation to employees, officers, and directors of the Partnership and provides a one-way linkage to the 2010 Incentive Compensation Program because it (2005 Plan) established the formal framework by which unit grants, options, etc., can be issued. The 2010 Incentive Compensation Program does not affect the existence or availability of the 2005 Unit Incentive Plan or change its terms. Upon the vesting of restricted units, grantees have the choice of tendering back units to pay for their minimum tax withholdings. A total of 1,105,815 units have been authorized for issuance under the 2005 Plan of which there are 873,522 units authorized but unissued as of December 31, 2017.

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

Restricted unit activity for the three years ended December 31, 2017 was as follows:

	Units	Weighted Avg Grant Date Fair Value ($)
Outstanding December 31, 2014	41,427	55.23
Grants	12,050	62.14
Vested	(15,729)	49.39
Tendered back to pay tax withholding	(1,701)	50.33
Outstanding December 31, 2015	36,047	59.96
Grants	15,016	64.67
Vested	(12,789)	55.97
Forfeited	(436)	62.49
Tendered back to pay tax withholding	(2,345)	57.41
Outstanding December 31, 2016	35,493	59.96
Grants	20,893	66.10
Vested	(14,190)	66.48
Forfeited	(1,550)	65.02
Tendered back to pay tax withholding	(1,432)	65.65
Outstanding December 31, 2017	39,214	64.62

9.    UNIT REPURCHASE PLAN AND DISTRIBUTION REINVESTMENT PLAN

In May 2017, the Partnership adopted a unit repurchase plan under Rule 10b5-1 of the Securities Exchange Act of 1934 and extended and expanded the plan on December 7, 2017. The plan allows for the repurchase of units with an aggregate value of up to $2.5 million through December 7, 2018. The Partnership repurchased 18,101 units with an aggregate value of $1.3 million during 2017.

In June 2017, the Partnership adopted a Distribution Reinvestment Plan (DRP) under which unitholders may elect to reinvest their cash distributions to acquire newly issued units. The Partnership has registered 225,000 units for issuance under the DRP. The Partnership issued 122 units under the DRP during 2017.

10.    EMPLOYEE BENEFITS

As of December 31, 2017, all employees of the Partnership and its subsidiaries are eligible to receive benefits under a defined contribution plan. During the years 2015 through 2017 the Partnership matched 50% of employees’ contributions up to 8% of an individual’s compensation. The Partnership’s contributions to the plan amounted to $195,000, $182,000, and $191,000 for the years ended December 31, 2017, 2016, and 2015, respectively.

11.    COMMITMENTS AND CONTINGENCIES

Environmental remediation
The Partnership has an accrual for estimated environmental remediation costs of $5.0 million and $12.8 million as of December 31, 2017 and 2016, respectively. The environmental remediation liability represents management’s best estimate of payments to be made to monitor and remedy certain areas in and around the townsite/millsite of Port Gamble.

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

The EDR was finalized in the summer of 2015 and, in the third quarter of 2015, the Partnership selected a contractor to complete the remediation work. Construction activity commenced in late September 2015. The required in-water construction activity was completed in January 2017. By the end of the third quarter of 2017, the dredged sediments were moved from the millsite to their permanent storage location on property owned by the Partnership a short distance from the town of Port Gamble. In addition, testing was performed in 2017 to refine the scope of the cleanup on the millsite, which management expects will be substantially completed in 2018. This will be followed by a period of monitoring the conditions in Port Gamble Bay, on the millsite, and at the permanent storage location of the dredged sediments.

In the fourth quarter of 2016, areas were encountered that contained a greater number of pilings and a higher volume of wood waste than was anticipated, requiring additional cleanup activity. In early 2017, management decided to use property owned by the Partnership a short distance from the town of Port Gamble as the primary permanent storage location for the dredged sediments rather than leaving them on the millsite as planned previously. Management also reassessed its estimates of long-term monitoring costs, taking into account the higher volume of material and the new expected storage location for the sediments. Finally, management updated its estimates for consulting and professional fees to address the natural resource damages claim associated with the project. The combination of these factors resulted in the Partnership recording a $7.7 million increase in its liability at December 31, 2016.

The environmental liability at December 31, 2017 is comprised of $2.2 million that the Partnership expects to expend in the next 12 months and $2.8 million thereafter. It is reasonably possible that the natural resource damages component of the liability may increase.

Changes in the environmental liability for the last three years are as follows:

(in thousands)	Balances at the Beginning of the Period	Additions to Accrual	Expenditures for Remediation	Balance at Period-end
Year ended December 31, 2015	$21,651	$—	$4,890	$16,761
Year ended December 31, 2016	16,761	7,700	11,691	12,770
Year ended December 31, 2017	$12,770	$—	$7,791	$4,979

Performance bonds
In the ordinary course of business, and as part of the entitlement and development process, the Partnership is required to provide performance bonds to ensure completion of certain public facilities. The Partnership had performance bonds of $14.6 million and $10.4 million outstanding at December 31, 2017 and 2016, respectively. The bonds relate primarily to development activity in connection with pending and completed sales from our Harbor Hill project in Gig Harbor.

Supplemental Employee Retirement Plan
The Partnership has a supplemental employee retirement plan for a retired employee. The plan provides for a retirement income of 70% of his base salary at retirement after taking into account both 401(k) and Social Security benefits with a fixed payment set at $25,013 annually. The recorded balance of the projected liability was $136,000 and $126,000 as of December 31, 2017 and 2016, respectively.

Contingencies
The Partnership may, from time to time, be a defendant in various lawsuits arising in the ordinary course of business. Management believes Partnership losses related to such lawsuits, if any, will not have a material adverse effect to the Partnership’s consolidated financial condition or results of operations or cash flows.

12.    RELATED PARTY TRANSACTIONS

Pope MGP, Inc. is the managing general partner of the Partnership and receives an annual management fee of $150,000.

13.    SEGMENT AND MAJOR CUSTOMER INFORMATION

The Partnership’s operations are classified into three segments: Fee Timber, Timberland Investment Management (TIM), and Real Estate. The Fee Timber segment consists of the harvest and sale of timber from both the Partnership’s 118,000 acres of fee timberland in Washington and the Funds’ 88,000 acres in Washington, Oregon, and California.

The TIM segment provides investment management, disposition, and technical forestry services in connection with 31,000 acres for Fund II and 57,000 acres for Fund III.

The Real Estate segment’s operations consist of management of development properties and the rental of residential and commercial properties in Port Gamble and Poulsbo, Washington. Real Estate manages a portfolio of 2,100 acres of higher-and-better-use properties as of December 31, 2017. All of the Partnership’s real estate activities are presently in the state of Washington.

For the year ended December 31, 2017, the Partnership had one customer that represented 12% and another that represented 11% of consolidated revenue. For the year ended December 31, 2016 the Partnership had one customer that represented 17% of consolidated revenue. In 2015, the Partnership had no customers that represented over 10% of consolidated revenue.

Identifiable assets are those used exclusively in the operations of each reportable segment or those allocated when used jointly. The Partnership does not allocate cash, accounts receivable, certain prepaid expenses, or the cost basis of the Partnership’s administrative office for purposes of evaluating segment performance by the chief operating decision maker.

Details of the Partnership’s operations by business segment for the years ended December 31 are as follows:

(in thousands)	Fee Timber				Real
2017	Partnership	Funds	Combined	TIM	Estate	Other	Consolidated
Revenue internal	$40,004	$33,842	$73,846	$3,377	$26,737	$—	$103,960
Eliminations	(332)	—	(332)	(3,368)	(437)	—	(4,137)
Revenue external	39,672	33,842	73,514	9	26,300	—	99,823

Cost of sales	(14,874)	(26,910)	(41,784)	—	(16,200)	—	(57,984)
Operating, general and administrative expenses internal	(6,177)	(7,261)	(13,438)	(3,593)	(5,594)	(5,846)	(28,471)
Eliminations	174	3,368	3,542	405	86	104	4,137
Operating, general and administrative expenses external	(6,003)	(3,893)	(9,896)	(3,188)	(5,508)	(5,742)	(24,334)
Gain (loss) on sale of timberland	—	12,547	12,547	—	—	—	12,547
Income (loss) from operations internal	18,953	12,218	31,171	(216)	4,943	(5,846)	30,052
Eliminations	(158)	3,368	3,210	(2,963)	(351)	104	—
Income (loss) from operations external	$18,795	$15,586	$34,381	$(3,179)	$4,592	$(5,742)	$30,052

	Fee Timber				Real
2016	Partnership	Funds	Combined	TIM	Estate	Other	Consolidated
Revenue internal	$36,478	$21,029	$57,507	$3,275	$23,419	$—	$84,201
Eliminations	(203)	—	(203)	(3,267)	(303)	—	(3,773)
Revenue external	36,275	21,029	57,304	8	23,116	—	80,428

Cost of sales	(15,497)	(17,145)	(32,642)	—	(14,631)	—	(47,273)
Operating, general and administrative expenses internal	(6,152)	(5,974)	(12,126)	(2,888)	(4,441)	(5,147)	(24,602)
Eliminations	128	3,267	3,395	260	47	71	3,773
Operating, general and administrative expenses external	(6,024)	(2,707)	(8,731)	(2,628)	(4,394)	(5,076)	(20,829)
Environmental remediation	—	—	—	—	(7,700)	—	(7,700)
Gain (loss) on sale of timberland	769	226	995	—	—	—	995
Income (loss) from operations internal	15,598	(1,864)	13,734	387	(3,353)	(5,147)	5,621
Eliminations	(75)	3,267	3,192	(3,007)	(256)	71	—
Income (loss) from operations external	$15,523	$1,403	$16,926	$(2,620)	$(3,609)	$(5,076)	$5,621

	Fee Timber				Real
2015	Partnership	Funds	Combined	TIM	Estate	Other	Consolidated
Revenue internal	$29,257	$23,250	$52,507	$2,235	$26,007	$—	$80,749
Eliminations	(343)	—	(343)	(2,235)	(143)	—	(2,721)
Revenue external	28,914	23,250	52,164	—	25,864	—	78,028

Cost of sales	(11,875)	(18,214)	(30,089)	—	(16,515)	—	(46,604)
Operating, general and administrative expenses internal	(5,387)	(4,874)	(10,261)	(2,953)	(4,056)	(5,095)	(22,365)
Eliminations	20	2,230	2,250	328	20	123	2,721
Operating, general and administrative expenses external	(5,367)	(2,644)	(8,011)	(2,625)	(4,036)	(4,972)	(19,644)
Gain (loss) on sale of timberland	—	(1,103)	(1,103)	—	—	—	(1,103)
Income (loss) from operations internal	11,995	(941)	11,054	(718)	5,436	(5,095)	10,677
Eliminations	(323)	2,230	1,907	(1,907)	(123)	123	—
Income (loss) from operations external	$11,672	$1,289	$12,961	$(2,625)	$5,313	$(4,972)	$10,677

(in thousands)	2017	2016	2015
Depreciation, Amortization and Depletion
Fee Timber-Partnership	$4,122	$3,771	$2,174
Fee Timber-Funds	15,192	9,095	8,044
Fee Timber-Combined	19,314	12,866	10,218
Timberland Investment Management	32	33	18
Real Estate	281	388	299
G&A	94	89	101
Total	$19,721	$13,376	$10,636

Assets
Fee Timber-Partnership	$91,206	$87,419	$49,499
Fee Timber-Funds	244,846	266,401	275,786
Fee Timber-Combined	336,052	353,820	325,285
Timberland Investment Management	83	325	182
Real Estate	39,420	38,988	33,983
G&A	5,118	5,917	10,606
Total	$380,673	$399,050	$370,056

Capital and Land Expenditures
Fee Timber-Partnership	$7,168	$40,745	$5,877
Fee Timber-Funds	6,808	859	51,854
Fee Timber-Combined	13,976	41,604	57,731
Timberland Investment Management	32	13	69
Real Estate project expenditures	7,588	13,993	9,631
Real Estate-other	2	128	225
G&A	58	20	79
Total	$21,656	$55,758	$67,735

(in thousands)	2017	2016	2015
Revenue by product/service
Domestic forest products	$56,657	$47,255	$41,636
Export forest products, indirect	16,857	10,049	10,528
Homes, lots, and undeveloped acreage	19,913	17,031	17,797
Conservation easements and land sales	5,056	4,440	6,815
Rentals and other Real Estate	1,331	1,645	1,252
Fees for service	9	8	—
Total	$99,823	$80,428	$78,028

14.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in thousands, except per unit amounts)	Revenue	Income (loss) from operations	Net and comprehensive income (loss) attributable to unitholders	Basic and diluted earnings (loss) per unit
2017
First quarter	$17,345	$12,684	$3,370	$0.77
Second quarter	15,891	993	158	0.03
Third quarter	18,803	1,805	1,658	0.38
Fourth quarter	47,784	14,570	12,705	2.92
2016
First quarter	$11,069	$(822)	$(1,034)	$(0.25)
Second quarter	12,713	142	436	0.09
Third quarter	13,178	1,985	1,970	0.45
Fourth quarter	43,468	4,316	4,571	1.05

Quarterly fluctuations in data result from the addition and/or deferral of harvest volumes as well as the timing of real estate sales and environmental remediation charges, as disclosed in our quarterly filings. Management considered the disclosure requirements of Item 302(a)(3) and does not note any extraordinary, unusual, or infrequently occurring items except for the $7.7 million environmental remediation charge recorded in the fourth quarter of 2016 and the sale of one of Fund II’s tree farms for $26.5 million, with a resulting gain of $12.5 million, in the first quarter of 2017.

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

The Partnership’s executive officers are responsible for establishing and maintaining disclosure controls and procedures. They have designed such controls to ensure that others make known to them all material information within the organization. Management regularly evaluates ways to improve internal controls. As of the end of the period covered by the annual report on Form 10-K, our executive officers completed an evaluation of the disclosure controls and procedures and have determined them to be functioning effectively.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Partnership. Internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, is a process designed by, or under the supervision of, the Partnership’s principal executive officer and principal financial officer and effected by the Partnership’s board of directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Partnership’s management, with the participation of the Partnership’s principal executive and financial officers, has established and maintains policies and procedures designed to maintain the adequacy of the Partnership’s internal control over financial reporting, and includes those policies and procedures that:

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

Management has evaluated the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2017 based on the control criteria established in a report entitled Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, the Partnership’s management has concluded that the Partnership’s internal control over financial reporting was effective as of December 31, 2017.

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

The registered independent public accounting firm of KPMG LLP, auditors of the Partnership’s consolidated financial statements, has issued an attestation report on the Partnership’s internal control over financial reporting. This report appears on page 52 of this annual report on Form 10-K.

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

The following table identifies the executive officers and directors of the Managing General Partner as of February 26, 2018. Officers of the Managing General Partner hold identical offices with the Partnership.

Name	Age	Position, Background, and Qualifications to Serve
Thomas M. Ringo (2)	64
President and Chief Executive Officer, and Director, from June 2014 to present. Vice President and CFO from December 2000 to April 2015. Senior Vice President Finance and Client Relations from June 1996 to December 2000. Vice President Finance from November 1991 to June 1996. Treasurer from March 1989 through October 1991 of Pope MGP, Inc. and the Partnership.

William R. Brown (1), (3), (4), (5)	66
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

John E. Conlin (2), (3), (4)	59
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

Sandy D. McDade (1), (3), (4)	66
Director since September 2016. Weyerhaeuser Company: Senior Vice President and General Counsel, 2006 through 2014; Senior Vice President, Industrial Wood Products and International Business Groups, 2005 through 2006; President, Weyerhaeuser Canada, January 2003 through 2005; Vice President of Strategic Planning, 2000 through 2003; Corporate Secretary, 1993 through 2000; Assistant General Counsel, 1980 through 2000. Mr. McDade is a board member of Aptitude Investment Management LP, registered investment advisor. Mr. McDade’s deep experience in the forest products industry brings both operational and strategic expertise to the Partnership, as well as knowledge of international markets and corporate governance.

Name	Age	Position, Background, and Qualifications to Serve
Maria M. Pope (1), (4)	53
Director since December 2012. President and CEO of Portland General Electric (PGE), an electric utility, since October 2017 and January 2018, respectively. Senior Vice President of Power Supply, Operations and Resource Strategy from March 2013 to October 2017 of PGE. Senior Vice President of Finance, Chief Financial Officer and Treasurer of PGE from 2009 through February 2013; Director, PGE from 2006 through 2008. Vice President and Chief Financial Officer, Mentor Graphics Corporation, a software company, from July 2007 to December 2008. Vice President and General Manager, Wood Products Division of Pope & Talbot, Inc., a pulp and wood products company, from December 2003 to April 2007; Vice President, Chief Financial Officer and Secretary of Pope & Talbot, Inc. from 1999 to 2003. Ms. Pope previously worked for Levi Strauss & Co. and Morgan Stanley & Co., Inc. Ms. Pope has extensive board experience, having served on several U.S. and Canadian corporate boards across a number of industries, including forest products. Ms. Pope is the Chair of Oregon Health Sciences University (OHSU), and is on the board of Umpqua Holdings Corporation (NASDAQ: UMPQ). She previously served on the boards of Sterling Financial Corp. (NASDAQ: STSA), Premera Blue Cross, TimberWest Forest Corp. (TSE: TWF) and was the Chair of the Council of Forest Industries (COFI), Western Canada’s industry association.

Kevin C. Bates	51
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

Michael J. Mackelwich	47
Vice President of Timberland Operations since March 2017. Director of Timberland Operations from December 2013 through February 2017. Area Timber Operations Manager from March 2006 through November 2013. Forester and Senior Forester positions from January 1998 through February 2006. Resource Planning Forester for The Campbell Group from 1996 through 1997.

Daemon P. Repp	43
Director of Finance from August 2017 to present, Portfolio Manager from March 2016 to August 2017, Investment Analyst from August 2010 to February 2016.  Financial Analyst and Senior Financial Analyst for Genesee Investments LLC from January 2000 to July 2010.  Asset/Liability Management Analyst for Washington Mutual Bank from August 1999 to January 2000.  Industrial Analyst at Boeing Co. from June 1997 to July 1999.

Jonathan P. Rose	55
Vice President of Real Estate and President of Olympic Property Group from June 2014 to present, Director of Real Estate and President of Olympic Property Group from March 2005 to June 2014. Vice President of Property Development from January 2000 to March 2005, Project Manager March 1996 to January 2000. Design Engineer for Apex Engineering from 1987 to 1996.

______________________________

1)	Class A Director

2)	Class B Director

3)	Member of the Audit Committee

4)	Member of the Human Resources Committee

5)	Designated financial expert for the Board of Directors Audit Committee

Board of Directors of the Managing General Partner

Board Composition. The Managing General Partner’s Certificate of Incorporation provides that directors are divided into two classes, each class serving a period of two years. The Managing General Partner’s shareholders elect approximately one-half of the members of the Board of Directors annually, and this election is governed by a shareholders agreement between the Managing General Partner’s two stockholders. The terms of the Class A directors expire on December 31, 2018, and the terms of the Class B directors expire on December 31, 2019. The directors’ election to the Board of Directors is subject to a voting agreement between the Managing General Partner’s two shareholders, Ms. Maria M. Pope and Mrs. Emily T. Andrews. Sandy D. McDade serves as Mrs. Andrews’ appointee to the Board of Directors. The Board of Directors met seven times in 2017, with six of the meetings in person, to discuss Partnership matters. The composition of our Board of Directors is established by the Limited Partnership Agreement and by the Managing General Partner’s shareholders agreement, and accordingly, as permitted by NASDAQ Rules IM-5065-7 and 5615(a)(4), board nominations are not made or approved by a separate nominating committee or by a majority of the independent directors.

Past Directorships. During the period 2013 through 2017, Ms. Pope served on boards of other public companies as outlined in the following table.

Individual’s Name	Name of Public Company	Term of Directorship
Maria M. Pope	Umpqua Holdings Corporation (NASDAQ:UMPQ) Sterling Financial Corporation (NASDAQ:STSA)	2014 - present 2013 - 2014

Board Leadership Structure. The Board does not utilize a Chairman. The CEO generally calls meetings of the Board and sets schedules and agendas for such meetings. The CEO regularly communicates with all directors on key issues and concerns outside of Board meetings and endeavors to ensure that information provided to the Board is sufficiently timely and complete to facilitate Board member fulfillment of responsibilities. As the individual with primary responsibility for managing the Partnership’s day-to-day operations, the CEO is best positioned to chair regular Board meetings where key business and strategic issues are discussed. The Board utilized Mr. McDade as a “lead director” in 2017, whose chief responsibility in this regard is to chair executive sessions of the non-management directors which are conducted as a part of every Board meeting.

Board’s Role in the Risk Oversight Process. Given the size of the Board, management of the Partnership’s material risks is administered through the whole Board in concert with executive and senior operating personnel. Risk is an integral part of Board and committee deliberations throughout the year with regular discussion of risks related to the company’s business strategies at each meeting. Periodically, the Audit Committee and Board review Management’s assessment of the primary operational and regulatory risks facing the Partnership, their relative magnitude, and management’s plan for mitigating these risks. The Audit Committee considers risk issues associated with the Partnership’s overall financial reporting and disclosure process and legal compliance. At each of its regularly scheduled meetings, the Audit Committee meets in executive session and meets with the independent auditor outside the presence of management.

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

Audit Committee. The Audit Committee of the Board of Directors is comprised of three independent directors who comply with the Exchange Act and NASDAQ’s qualification requirements for Audit Committee members. The Audit Committee met to discuss the Partnership five times during 2017. The Audit Committee’s Chairman is William R. Brown who is also its designated financial expert. John E. Conlin and Sandy D. McDade also serve on the Audit Committee. See report of the Audit Committee on financial statements below.

Human Resources Committee. The Human Resources Committee is responsible for (1) establishing compensation programs for executive officers and senior management of the Partnership designed to attract, motivate, and retain key executives responsible for the success of the Partnership as a whole; (2) administering and maintaining such programs in a manner that will benefit the long-term interests of the Partnership and its unitholders; and (3) determining the salary, bonus, unit option, and other compensation of the Partnership’s executive officers and senior management. The Human Resources Committee met three times during 2017. Mr. Conlin served as Chairman of the Human Resources Committee in 2017. William R. Brown, Sandy D. McDade, and Maria M. Pope also serve on the Human Resources Committee. See report of the Human Resources Committee on executive compensation below.

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

Item 11.            EXECUTIVE COMPENSATION; COMPENSATION DISCUSSION & ANALYSIS

Overview

Objectives of our Executive Compensation Program

The objective of our executive compensation program is to reward performance and to attract, motivate, and retain those employees who embrace a culture of achievement with a long-term focus on the Partnership’s strategies and values aimed at creating value for the unitholders.

Our executive compensation plans consist of two components: salary and a long-term incentive program (the “Incentive Program”), which is intended to reward selected management employees who provide services to and make decisions on behalf of the Partnership for performance that builds long-term unitholder value. Payments are made under the Incentive Program during the first quarter of each year with respect to results of decision-making in the prior year and the relative performance of our units over the three-year period ending on December 31 of the prior year. As a result, information depicted in this report includes amounts paid in 2016, 2017, and 2018 with respect to performance from each of the following three-year periods, respectively: 2013-2015, 2014-2016, and 2015-2017.

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

The Committee has, from time-to-time, engaged compensation consultants to assist in assessing the market for top executives. Historically, these consultants have provided a limited scope of services on behalf of the Committee and their roles generally have been confined to specific peer analyses or assessments of specific compensation components within the Partnership’s then-existing compensation structures. These consultants generally have performed no other services for the Partnership or its subsidiaries or management, and in each case the Committee has evaluated matters that the Committee determined to be relevant to the consultant’s independence. The Committee engaged Farient Advisors, a compensation consulting advisory firm, to advise on executive compensation matters in 2015, 2016, and 2017, for which Farient was paid a total of $31,000, $78,000, and $86,000, respectively.

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

When considering our compensation philosophies and programs, the Committee takes into account the need to reward historical performance and encourage prospective thinking, balanced against the possibility that some compensation structures can encourage unnecessary risk-taking. We balance our overall executive compensation packages using a combination of equity-based and cash awards, and we determine those awards on the basis of past performance, but in a manner the Committee believes promotes prospective success. For example, executives involved in our Fee Timber segment are rewarded based upon their demonstrated ability to balance short-term objectives, such as growing acreage and harvest volume, against longer-term strategic thinking that benefits unitholders by optimizing harvest volumes in relation to market prices for our logs. Similarly, our Real Estate executives are compensated not just on the basis of properties sold during a given period, but also on making investments in a particular property in relation to the value we can ultimately realize on the sale of that property in the future. While no program can ensure against all avenues of inappropriate risk-taking, we believe our compensation policies and structures allow the committee sufficient flexibility to take into account all factors that might be relevant to an executive’s performance, allowing us to reward success while doing so on a basis that avoids opportunistic or short-term thinking.

Long-Term Incentive Program (LTIP). The LTIP represents the Partnership’s cash bonus plan for the CEO and other senior management personnel, and focuses on relative total unitholder return measured over a rolling three-year period ending on the last day of the fiscal year for which the award is to be computed. Specifically, at the beginning and end of each period, the Partnership measures the arithmetic average trading price of the Partnership’s limited partner units over the sixty-trading day period preceding the first day and the last day of the three-year measurement period. The Partnership also takes into account all distributions to unitholders during that period, and compares the resulting total returns to those provided to security holders within a group of the Partnership’s peers as measured using the same methodology. The peer group definition has evolved over time and has been based upon the recommendation of the Partnership’s compensation consultant to include companies within the forest products industry, as well as those in real estate or agriculture deemed to have a strong focus on land or natural resources. The following group of 16 companies was used as a benchmark for the 2015-17 performance cycle.

Forest Products	Real Estate	Agriculture
CatchMark Timber Trust (CTT)	EastGroup Properties (EGP)	Alico (ALCO)
Deltic (DEL)	First Potomac (FPO)	Farmland Partners (FPI)
Potlatch (PCH)	Forestar Group Inc. (FOR)	Griffin Industrial Realty (GRIF)
Rayonier (RYN)	FRPH Holdings (FRPH)	Limoneira (LMNR)
St. Joe (JOE)	Monmouth RE Investment (MNR)
Weyerhaeuser (WY)	Tejon Ranch (TRC)

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

Performance Restricted Unit Plan (“PRU”). The PRU is the equity-based element of the Incentive Program, although awards can be made in cash, restricted units, or a combination of each. Awards from this component of the Incentive Program are based upon a target pool established at the beginning of each fiscal year and adjusted upward or downward as participants are added to or deleted from the Incentive Program. For 2017, the payout award pool consisted of 3,750 units for Mr. Ringo and 7,643 units for all other participants collectively.

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

The Committee has the discretion to adjust the award levels from 0% to 200% of the target award levels based on the quality of participants’ performance and decision-making for the year. Awards may be adjusted below target levels in the event of poor performance or decision-making that exposes the Partnership to significant risk or loss, or above target levels for high-quality performance or generating or implementing decisions, plans, or programs that are of major positive influence on the Partnership.

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

Participants in the PRU. In addition to the named executive officers, current participants in the PRU include 30 additional management personnel within two organizational levels of the Partnership’s CEO. As job duties change, the participants may be modified by the committee.

Clawbacks. The Partnership’s incentive compensation program is subject to the clawback provisions of the Dodd-Frank Act and Section 304 of the Sarbanes-Oxley Act. The Committee reserves the right and option to require the return of incentive compensation paid pursuant to the Incentive Program in any instances of employee misconduct or a restatement of the Partnership’s financial reports affecting the calculation of the payout amounts. The Partnership adheres to all applicable regulations of the SEC, NASDAQ, and other governmental authorities regarding obligations to seek disgorgement of erroneous or excessive compensation.

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

Defined Contribution Retirement Savings Plan. As of December 31, 2017, all our employees are eligible to participate in our defined contribution plan, which is a tax qualified plan pursuant to Section 401(k) of the Code. During each of the years 2015 through 2017 the Partnership matched 50% of the employees’ contributions on up to 8% of compensation. Partnership contributions to the plan amounted to $195,000, $182,000, and $191,000 for each of the years ended December 31, 2017, 2016, and 2015, respectively. Employees become fully vested in the Partnership’s contribution over a six-year period. The Partnership does not discriminate between executive and non-executive employees with respect to any aspect of this plan.

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

The Partnership’s severance program is based on a “double trigger” mechanism, which means that upon the involuntary termination of the executive’s employment (other than “for cause,” and including resignation for certain specified reasons) within eighteen months after a change in control occurs, the following benefits would be provided:

•	cash payments equal to two times Mr. Ringo’s base salary, plus the executive’s target bonus for the year in which the change in control occurred;

•	immediate vesting of all outstanding unit option awards consistent with the terms of the Pope Resources 2005 Equity Incentive Plan; and

•	continued coverage for Mr. Ringo and his dependents under Pope Resources’ health and welfare plan for up to 18 months after termination.

The following table summarizes the cash payments that would have been due to Mr. Ringo if a change in control event had occurred on December 31, 2017.

Two times base salary	$800,000
Target bonus	$325,000
Total cash payments	$1,125,000

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

CEO Pay Ratio

The compensation for our CEO in 2017 was approximately 15 times the median compensation among all employees. We identified the median employee by examining the 2017 taxable compensation for all individuals, excluding our CEO, who were employed by us on December 29, 2017, the last business day of our fiscal year. We included all employees, whether employed on a full-time, part-time, or seasonal basis. We did not annualize the compensation for any employees who were not employed by us for all of 2017, nor did we include independent contractors or other persons who were not actual employees. All our employees are located in the United States. We believe the use of total taxable compensation for all employees is a consistently applied compensation measure that reflects the relative value of the compensation of our employees.

After identifying the median employee based on total taxable compensation, we calculated the annual total compensation for such employee using the same methodology that we use for our named executive officers as set forth in the Summary Compensation Table below.

Summary Compensation Table

The following table sets forth information regarding compensation earned by our named executive officers for the years 2015 through 2017:

Name and Principal Position	Year	Salary ($)	Unit Awards ($) (1)	Non-equity Incentive Program Compensation ($) (2)	All Other Compensation ($) (3)	Total ($)
Thomas M. Ringo President and CEO	2017	395,833	262,275	196,300	32,671	887,079
	2016	366,667	317,675	142,160	24,491	850,993
President, CEO and CFO (4)	2015	325,000	166,400	160,000	22,445	673,845
Kevin C. Bates Vice President of Timberland Investments	2017	255,208	94,419	60,400	20,340	430,367
	2016	240,792	176,850	88,850	17,540	524,032
	2015	193,959	64,000	100,000	20,475	378,434
John D. Lamb Vice President and CFO (4)	2017	91,089	—	—	175,543	266,632
	2016	253,125	52,400	—	55,800	361,325
	2015	175,190	64,000	—	39,500	278,690
Michael J. Mackelwich Vice President, Timberland Operations (5)	2017	198,333	69,940	60,400	15,054	343,727
Daemon P. Repp Director of Finance (4)	2017	145,658	27,976	28,272	10,516	212,422
Jonathon P. Rose Vice President - Real Estate and President of Olympic Property Group	2017	214,503	69,940	60,400	19,228	364,071
	2016	209,271	89,080	88,850	19,700	406,901
	2015	204,167	64,000	100,000	20,995	389,162

(1)
Amounts represent the market value on the date of grant of restricted units received in January 2018, 2017, and 2016, respectively, as compensation under the PRU plan for 2017, 2016 and 2015 performance. Expense will be recognized, however, over the four-year vesting period for each of these grants with 25% vesting each year.

(2)
Represents awards earned for each of the years 2015 through 2017 under the LTIP but paid out in January 2016, 2017, and 2018, respectively, as discussed in the Compensation Discussion and Analysis. For Mr. Repp, the amount represents the award under the PRU plan paid in January 2018 for 2017 performance, as discussed in the Compensation Discussion and Analysis.

(3)
Amounts represent matching contributions to the Partnership’s 401(k) plan made by the Partnership on behalf of the executive, and distributions received by the executive on unvested restricted Partnership units (the value of the restricted units is described under footnote (1) above and not repeated here). For Mr. Lamb, the amount also includes $37,500 earned in 2015 and paid in 2016 and $50,000 earned in 2016 and paid in 2017 in recognition that he would not receive his first payment under the LTIP until 2018. Mr. Lamb left the Partnership on August 11, 2017. His 2017 amount includes $98,165 of salary continuation payments and $73,333 paid in January 2018 under the LTIP pursuant to his separation agreement.

(4)
Mr. Ringo served as CFO until Mr. Lamb was designated CFO effective April 20, 2015. Mr. Repp, in his role as Director of Finance, succeeded Mr. Lamb on August 11, 2017, and became a named executive officer as the Partnership’s principal financial officer.

(5)	Mr. Mackelwich became a named executive officer in March 2017 upon his appointment as a Vice President of the Partnership.

Grants of Plan Based Awards Table

The following table supplements the Summary Compensation Table and lists both annual and long-term incentive awards made during 2017 to each named executive officer.

			Estimated Future Payouts Under Non-Equity Incentive Program Awards (1)			Estimated Future Payouts Under Equity Incentive Program Awards
Name	Type of Award	Grant Date (2)	Thresh -old ($)	Target ($)	Maximum ($)	Thresh -old ($)	Target ($)	Maximum ($)	All Other Unit Awards: Number of Shares of Unit or Units (#) (3)	All Other Options Awards: Number of Securities Underlying Options (#)	Closing Price on Grant Date ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Thomas M Ringo President and CEO	LTIP 2017-2019	None	—	260,000	520,000
	RU	1/12/17							4,850		65.50	317,675
Kevin C. Bates Vice President	LTIP 2017-2019	None	—	80,000	160,000
	RU	1/12/17							2,700		65.50	176,850
John D. Lamb Vice President and CFO (4)	LTIP 2017-2019	None	—	80,000	160,000
	RU	1/12/17							800		65.50	52,400
Michael J. Mackelwich Vice President	LTIP 2017-2019	None	—	50,000	100,000
	RU	1/12/17							1,200		65.50	78,600
Daemon P. Repp Director of Finance (5)	LTIP 2017-2019	None	—	—	—
	RU	1/12/17							350		65.50	22,925
Jonathon P. Rose Vice President	LTIP 2017-2019	None	—	50,000	100,000
	RU	1/12/17							1,360		65.50	89,080

(1)
Reflects potential awards under the LTIP. The LTIP was implemented in 2010 with an initial “cycle” corresponding to the performance period 2008-10, a second cycle for the performance period 2009-11, and so on up through the tenth cycle for the performance period 2017-19 which is the only cycle shown in the table above since its performance period initiated in calendar year 2017. Payouts for the 2013-15, 2014-16, and 2015-17 cycles are reflected in the Summary Compensation Table (see footnote (2) from that table). A description of how the LTIP functions is described above under Long-Term Incentive Program (LTIP).

(2)	No grant date attaches to LTIP cycles.

(3)	Reflects the grant of time-based restricted units that will vest ratably over a four-year period on each of the four anniversaries of the grant dates.

(4)	Mr. Lamb forfeited all 2017 awards upon his departure, in addition to then-unvested awards, representing a total of 1,550 units.

(5)	Mr. Repp will participate in the LTIP beginning with the 2018-20 cycle.

Unit Incentive Program

In 2005, the Board of Directors of Pope MGP, Inc. adopted the Pope Resources 2005 Unit Incentive Program (the “Plan”) and terminated future awards under the Partnership’s 1997 Unit Option Plan. The Plan is administered by the Human Resources Committee. The purpose of the change to the Plan was to allow the Committee to award restricted units to employees and directors which the Committee believes provides a better alignment of interest with current unitholders than the unit option grants under the 1997 plan.

Units Available for Issuance

There are 1,105,815 units authorized under the Plan. As of December 31, 2017, there were 873,522 authorized but unissued units in the Plan.

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

Adjustments, Changes in Our Capital Structure

The number and kind of units available for grant under the Plan, as well as the exercise price of outstanding options, will be subject to adjustment by the Committee in the event of any merger or consolidation.

Administration

The Committee has broad discretion to determine all matters relating to securities granted under the Plan.

Amendment and Termination

The board of directors has the exclusive authority to amend or terminate the Plan, except as would adversely affect participants’ rights to outstanding awards. As the plan administrator, the Committee has the authority to interpret the plan and options granted under the Plan and to make all other determination necessary or advisable for plan administration. In addition, as administrator of the Plan, the Committee may modify or amend outstanding awards, except as would adversely affect participants’ rights to outstanding awards without their consent.

Outstanding Equity Awards at Fiscal Year-End; Option Exercise and Units Vested

The following table summarizes the outstanding equity award holdings of our named executive officers as of December 31, 2017:

	Option Awards					Unit Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Units That Have Not Vested (#)	Market Value of Units That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Thomas M. Ringo President and CEO	—	—	—			7,811	544,739	—	—
Kevin C. Bates Vice President	—	—	—			4,050	282,447	—	—
Michael J. Mackelwich Vice President	—	—	—			2,162	150,778
Daemon P. Repp Director of Finance	—	—	—			911	63,533	—	—
Jonathon P. Rose Vice President	—	—	—			3,010	209,917	—	—

The following table summarizes the number of units acquired and amounts realized by our named executive officers during the year ended December 31, 2017 on the vesting of restricted units.

	Option Awards		Unit Awards
Name	Number of Units Acquired on Exercise	Value Realized on Exercise	Number of Units Acquired on Vesting	Value Realized on Vesting
	(#)	($)	(#) (1)	($)
Thomas M. Ringo President and CEO	—	—	2,000	131,325
Kevin C. Bates V.P. Timberland Investments	—	—	1,700	111,450
John D. Lamb Vice President and CFO	—	—	250	16,500
Michael J. Mackelwich V.P. Timberland Operations	—	—	487	32,049
Daemon P. Repp Director of Finance	—	—	425	27,888
Jonathon P. Rose V.P. Real Estate	—	—	1,600	104,950

(1)
Of the 487 units acquired upon vesting in 2017 by Mr. Mackelwich, he tendered back 136 units with an aggregate value of $8,956 to the Partnership in lieu of paying cash for payroll taxes due on vesting. As such, Mr. Mackelwich retained a net position of 351 of these units. Of the 1,600 units acquired upon vesting in 2017 by Mr. Rose, he tendered back 450 units with an aggregate value of $29,515 to the Partnership in lieu of paying cash for payroll taxes due on the vesting. As such, Mr. Rose retained a net position of 1,150 of these units.

Officer Unit Ownership Guidelines

The Partnership has adopted unit ownership guidelines under which the President/CEO should hold units, including unvested restricted units, with a value of five times annual base salary. In addition, ORM Timber Fund IV LLC requires certain other officers should hold units, including unvested restricted units, including invested restricted units, with a value of two to four times annual base salary, depending on their position. The President/CEO has five years to satisfy the guideline. The other officers do not have a specific time period within which to satisfy the guideline, but may not sell units until their particular ownership target is reached. As of February 15, 2018, Messrs. Ringo, Bates, Mackelwich, Repp, and Rose owned units of Pope Resources that had the following values expressed as multiples of their December 31, 2017 base salary. In addition, the table below outlines, in a relative sense, how the respective ownership positions of each named executive officer were obtained.

		Thomas M. Ringo	Kevin C. Bates	Michael J. Mackelwich	Daemon P. Repp	Jonathan P. Rose
A	Total # of units owned - excluding unvested restricted units	26,583	20,869	2,312	4,116	5,548
B	Value of units owned - excluding unvested restricted units	$1,834,227	$1,439,961	$159,528	284,004	$382,812
C	Base salary	$400,000	$256,250	$200,000	170,000	$215,378
	Value divided by salary - B/C	4.6	5.6	0.8	1.7	1.8
% of A acquired via:
	Open market purchase	7%	6%	—%	51%	—%
	Exercise of options	34%	18%	—%	—%	2%
	Vesting of restricted units	59%	76%	100%	49%	98%
D	Total # of unvested restricted units	9,024	4,050	2,500	949	2,870
E	Value of unvested restricted units	$622,656	$277,725	$172,500	65,481	$198,030
	Value divided by salary - E/C	1.6	1.1	0.9	0.4	0.9
F	Combined value of all owned units - B + E	$2,491,090	$1,717,686	$332,028	$349,485	$580,842
	Value divided by salary - F/C	6.2	6.7	1.7	2.1	2.7
	Ownership guideline	5.0	4.0

Director Compensation

Compensation of the outside directors of Pope MGP, Inc. consists of a quarterly retainer of $7,500. The Lead Director receives an additional quarterly retainer of $2,000. Members of the Audit Committee and Human Resources Committee receive additional quarterly retainers of $1,875 and $1,250, respectively. The Chairman of the Audit Committee and the Human Resources Committee receive an additional quarterly retainer of $3,125 and $2,000, respectively. Directors may elect to receive all or a portion of their director fees in units rather than cash. The number of units issued as payment for the quarterly retainers is determined by dividing the retainer amount by the closing price on the last trading day of each fiscal quarter, rounded down to the nearest whole unit. The remaining retainer amount is paid in cash.

The following table sets forth a summary of the compensation we paid to our non-employee directors for their services as such in 2017:

Name	Fees Earned or Paid in Cash ($)	Unit Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Program Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation ($) (3)	Total ($)
William R. Brown	55,000	50,042	—	—	—	5,869	110,911
John E. Conlin	68	100,474	—	—	—	6,919	107,461
Sandy D. McDade	18,107	82,435	—	—	—	13,814	114,356
Maria M. Pope	74	84,968	—	—	—	8,473	93,515

(1)
Amounts include the market value on the date of grant (January 12, 2017) of restricted units received during the year. These units are subject to a trading restriction until the units vest. These unit grants vest ratably over four years, with 25% vesting on each anniversary of the grant. In addition, amounts include units with a value of $50,432 for Mr. Conlin, $34,926 for Ms. Pope, and $32,393 for Mr. McDade who elected to receive all or a portion of their quarterly retainers in the form of units. For each of Mr. Conlin and Ms. Pope, a total of 750 restricted units granted during fiscal year 2013 and 750 units granted during fiscal year 2014 vested and became eligible for trading on January 11, 2017 and January 6, 2017, respectively. For each of Mr. Brown, Mr. Conlin, and Ms. Pope, 194 units granted during fiscal year 2016 vested and became eligible for trading on January 13, 2017. For Mr. McDade, 184 units granted during fiscal year 2016 vested and became eligible for trading on May 5, 2017.

(2)	No options were awarded in 2017.

(3)	Amounts represent distributions received on unvested restricted Partnership units. For Mr. McDade, amounts also include $10,000 for consultation services.

Director Unit Ownership Guidelines

The Partnership has adopted unit ownership guidelines under which the directors should hold units, including unvested restricted units, with a value of $250,000. Directors should generally achieve the target ownership level within five years of becoming a director. Mr. Conlin and Ms. Pope have reached the ownership guideline, and it is anticipated that Messrs. Brown and McDade will reach the ownership guideline within five years of their appointments as directors.

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

The Committee’s report is also intended to describe in general terms the process the Committee undertakes and the matters it considers in determining the appropriate compensation for the Partnership’s executive officers: Messrs. Ringo, Bates, Mackelwich, Repp, and Rose.

Composition of the Committee

The Committee is comprised of William R. Brown, John E. Conlin, Sandy D. McDade, and Maria M. Pope. Mr. Conlin served as Committee Chair during 2017. None of the members are or were officers or employees of the Partnership or the General Partner.

Conclusion

The Human Resources Committee believes that for 2017 the compensation terms for Messrs. Ringo, Bates, Mackelwich, Repp, and Rose, as well as for our other management personnel, were clearly related to the realization of the goals and strategies established by the Partnership. The discussion set forth in this section entitled “Compensation Discussion and Analysis” is hereby adopted as the Report of the Human Resources Committee for the year ended December 31, 2017.

John E. Conlin, Chair
 William R. Brown
Sandy D. McDade
 Maria M. Pope

Audit Committee Report on Financial Statements

The Audit Committee of the General Partner’s Board of Directors has furnished the report set forth in the following section entitled “Responsibilities and Composition of the Audit Committee” on the Partnership’s year-end financial statements and audit for fiscal year 2017. The Audit Committee’s report is intended to identify the members of the Audit Committee and describe in general terms the responsibilities the Audit Committee assumes, the process it undertakes, and the matters it considers in reviewing the Partnership’s financial statements and monitoring the work of the Partnership’s external auditors.

Responsibilities and Composition of the Audit Committee

The Audit Committee is responsible for (1) hiring the Partnership’s independent registered public accounting firm and overseeing their performance of the audit functions assigned to them, (2) approving all audit and any non-audit services to be provided by the external auditors, and (3) approving all fees paid to the independent registered public accounting firm. Additionally, the Audit Committee reviews the Partnership’s quarterly and year-end financial statements with management and the independent registered public accounting firm. The Board of Directors has adopted an Audit Committee Charter filed as Exhibit 3.9 to this Annual Report on form 10-K.

The Audit Committee is comprised of William R. Brown, John E. Conlin, and Sandy D. McDade. Mr. Brown serves as Audit Committee Chair. All members of the Audit Committee are independent as defined under NASDAQ Rule 5605(a)(2) and Exchange Act Section 10A(m)(3), and all are financially literate. Mr. Brown is designated as a “financial expert” for purposes of NASDAQ Rule 5605(c)(2)(A).

During the year, the Audit Committee reviewed with the Partnership’s management and with its independent registered public accounting firm the scope and results of the Partnership’s internal and external audit activities and the effectiveness of the Partnership’s internal control over financial reporting. The Audit Committee also reviewed current and emerging accounting and reporting requirements and practices affecting the Partnership. The Audit Committee discussed certain matters with the Partnership’s independent registered public accounting firm and received certain disclosures from the independent registered public accounting firm regarding their independence. All services provided and fees paid during the year to the Partnership’s independent registered public accounting firm were reviewed and pre-approved by the Audit Committee. The Audit Committee has also made available to employees of the Partnership and its subsidiaries a confidential method of communicating financial or accounting concerns to the Audit Committee and periodically reminds the employees of the availability of this communication system to report those concerns.

Conclusion

Based on this review, the Audit Committee recommends to the Partnership’s Board of Directors that the Partnership’s audited financial statements be included in the Partnership’s report on Form 10-K.

William R. Brown, Chair
John E. Conlin
Sandy D. McDade

Item 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITY HOLDER MATTERS

Principal Unitholders

As of February 15, 2018, the following persons were known or believed by the Partnership (based solely on statements made in filings with the SEC or other information we believe to be reliable) to be the beneficial owners of more than 5% of the outstanding Partnership units:

Name and Address of Beneficial Owner	Number Of Units (1)	Percent of Class
James H. Dahl 501 Riverside, Suite 902 Jacksonville, FL 32202	514,202 (2)	11.8
Emily T. Andrews 601 Montgomery Street Suite 2000 San Francisco, CA 94111	498,203 (3)	11.4
Maria M. Pope 133 SW 2nd Ave., Ste. 301 Portland, OR 97204	350,675 (4)	8.0
Pictet Asset Management SA 60 Route des Acacias 1211 Geneva 73 Switzerland	331,975 (2)	7.6

(1)
Each beneficial owner has sole voting and investment power unless otherwise indicated. Includes restricted units that are unvested since beneficial owner receives distributions on all such restricted units.

(2)	This information is based upon information disclosed publicly by the filing person and without separate confirmation.

(3)
Includes a total of 60,000 units held by Pope MGP, Inc., and Pope EGP, Inc., the Partnership’s general partners, attributable to Mrs. Andrews by virtue of the Shareholders Agreement entered into by and among Pope MGP, Inc., Pope EGP, Inc., Peter T. Pope, Emily T. Andrews, Pope & Talbot, Inc., present and future directors of Pope MGP, Inc. and the partnership, dated as of November 7, 1985. Mrs. Andrews is deemed to exercise shared voting and dispositive power over units held by the general partners because of her relationship to the Emily T. Andrews 1987 Revocable Trust, over which she holds or shares control. Mrs. Andrews disclaims beneficial ownership of units held by the general partners except to the extent of her pecuniary interest therein.

(4)
Includes (a) 239,317 units held by a limited liability company controlled by Ms. Pope; (b) 2,051 unvested restricted units; (c) 21,212 units held in trust for Ms. Pope’s children for which she disclaims beneficial ownership; and (d) 60,000 units held by Pope MGP, Inc. and Pope EGP, Inc., as to which she shares investment and voting power pursuant to the shareholders agreement referenced in Footnote (3). Ms. Pope is deemed to exercise shared voting and dispositive power over units held by the general partners because of her position as trustee of the Pope Family Trust dated 1986. Ms. Pope disclaims beneficial ownership of units held by the general partners except to the extent of her pecuniary interest therein.

Management

As of February 15, 2018, the beneficial ownership of the Partnership units of (1) the named executives (2) the directors of the Partnership’s general partners, (3) the general partners of the Partnership, and (4) the Partnership’s officers, directors and general partners as a group, was as follows. **

Name	Position and Offices	Number of Units (1)	Percent of Class
Thomas M. Ringo	Director, President and CEO, Pope MGP, Inc. and the Partnership	35,607 (2)	*
William R. Brown	Director, Pope MGP, Inc.	3,005 (3)	*
John E. Conlin	Director, Pope MGP, Inc.	28,393 (4)	*
Sandy D. McDade	Director, Pope MGP, Inc.	2,811 (5)	*
Maria M. Pope	Director, Pope MGP, Inc.	350,675 (6)	8.0
Kevin C. Bates	Vice President of Timberland Investments	24,894 (8)	*
Daemon P. Repp	Director of Finance	5,065 (9)	*
Michael J. Mackelwich	Vice President, Timberland Operations	4,812 (10)	*
Jonathan P. Rose	Vice President – Real Estate and President of Olympic Property Group	8,418 (11)	*
Pope MGP, Inc.	Managing General Partner of the Partnership	6,000	*
Pope EGP, Inc.	Equity General Partner of the Partnership	54,000	1.2
All General partners, directors and officers of general partners, and officers of the Partnership as a group (9 individuals and 2 entities)		463,680 (12)	10.6

*           Less than 1%
**        The address of each of these parties is c/o Pope Resources, 19950 Seventh Avenue NE, Suite 200, Poulsbo, WA 98370.

(1)
Each beneficial owner has sole voting and investment power unless otherwise indicated. Includes restricted units that are unvested since beneficial owner receives distributions on all such restricted units.

(2)	Includes 9,024 unvested restricted units.

(3)	Includes 2,426 unvested restricted units.

(4)	Includes 2,051 unvested restricted units.

(5)	Includes 1,840 unvested restricted units

(6)
Includes 239,317 units held by a limited liability company controlled by Ms. Pope and 2,051 unvested restricted units. Also includes 21,212 units held in trust for Ms. Pope’s children for which she disclaims beneficial ownership and 60,000 units held by Pope MGP, Inc. and Pope EGP, Inc., as to which she shares investment and voting power.

(7)	Includes 1,550 unvested restricted units.

(8)	Includes 4,025 unvested restricted units.

(9)	Includes 949 unvested restricted units.

(10)	Includes 2,500 unvested restricted units.

(11)	Includes 2,870 unvested restricted units.

(12)	For this computation, the 60,000 units held by Pope MGP, Inc. and Pope EGP, Inc. are excluded from units beneficially owned by Ms. Pope. Includes 39,761 unvested restricted units.

Equity Compensation Plan Information

The following table presents certain information with respect to the Partnership’s equity compensation plans and awards thereunder on December 31, 2017.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	N/A	873,522

Equity compensation plans not approved by security holders	-	-	-
Total	-	N/A	873,522

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

Director Independence

With the exception of Mr. Ringo, our Chief Executive Officer, and Ms. Pope, who is an affiliate of the General Partner by virtue of her beneficial ownership of 50% of the common stock of the General Partner, and subject to the above discussions regarding the relationships between the Partnership and the Managing General Partner, all of the directors of the Managing General Partner are independent under applicable laws and regulations and the listing standards of NASDAQ.

Item 14.            PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes fees related to the Partnership’s principal accountants, KPMG LLP, for 2017 and 2016.

Description of services	2017	%	2016	%
Audit (1)	$503,238	89%	$478,520	90%
Audit related (2)	58,000	10%	54,450	10%
Tax (3)	—	—	—	—
All other fees (4)	5,280	1%	$1,780	—%
Total	$566,518	100%	$532,970	100%

(1)
Fees represent the arranged fees for the years presented, including the quarterly reviews and annual audit of internal control over financial reporting as mandated under Sarbanes-Oxley section 404, and out-of-pocket expenses reimbursed during the years presented.

(2)	Fees represent the arranged fees for the years presented in connection with the audits of ORM Timber Operating Company II, LLC, and ORM Timber Fund III (REIT) Inc.

(3)	There were no fees paid for professional services in connection with tax consulting.

(4)
Subscription to KMPG LLP’s Accounting Research Online tool for 2016 and 2017, and in 2017 also includes procedures performed related to the allocation of distributions for ORM Timber Fund II and required financial security for Port Gamble environmental long-term monitoring activities.

Prior to hiring KPMG LLP to provide services to the Partnership, anticipated fees and a description of the services are presented to the Audit Committee. The Audit Committee then either agrees to hire KPMG LLP to provide the services or directs management to find a different service provider.

PART IV

Item 15.            EXHIBITS, FINANCIAL STATEMENT SCHEDULE

Exhibits.

No.	Document

3.1	Certificate of Limited Partnership. (1)

3.2	Amended and Restated Limited Partnership Agreement of Pope Resources, A Delaware Limited Partnership dated August 3, 2017. (11)

3.3	Certificate of Incorporation of Pope MGP, Inc. (1)

3.4	Amendment to Certificate of Incorporation of Pope MGP, Inc. (2)

3.5	Bylaws of Pope MGP, Inc. (1)

3.6	Certificate of Incorporation of Pope EGP, Inc. (1)

3.7	Amendment to Certificate of Incorporation of Pope EGP, Inc. (2)

3.8	Bylaws of Pope EGP, Inc. (1)

3.9	Audit Committee Charter. (3)

4.1	Specimen Depositary Receipt of Registrant. (1)

4.2	Amended and Restated Limited Partnership Agreement of Pope Resources, A Delaware Limited Partnership dated August 3, 2017 (see Exhibit 3.2).

4.3	Pope Resources 2005 Unit Incentive Plan. (4)

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

10.1	Form of Change of control agreement. (3)

10.2	Mortgage, Financing statement and Fixture Filing executed by Pope Resources in favor of Northwest Farm Credit Services, FLCA dated June 10, 2010. (5)

10.3	Mortgage, Financing statement and Fixture Filing executed by Pope Resources in favor of Northwest Farm Credit Services, PCA dated June 10, 2010. (5)

10.4	First Amended and Restated Term Note from Pope Resources to Northwest Farm Credit Services, FLCA dated June 10, 2010. (5)

10.5	Term Note from Pope Resources to Northwest Farm Credit Services, FLCA dated June 10, 2010. (5)

10.6	Revolving Operating Note from Pope Resources to Northwest Farm Credit Services, PCA dated April 1, 2015. (8)

10.7	Second Amended and Restated Master Loan Agreement between Pope Resources and Northwest Farm Credit Services, FLCA dated July 20, 2016. (9)

10.8	Second Amended and Restated Master Loan Agreement between Pope Resources and Northwest Farm Credit Services, PCA dated July 20, 2016. (9)

10.9	Note and Loan Agreement between Pope Resources and Northwest Farm Credit Services, FLCA dated July 20, 2016. (9)

10.10	Amended and Restated Note and Loan Agreement between Seventh Avenue Poulsbo, LLC and Northwest Farm Credit Services, FLCA dated September 30, 2016. (10)

10.11	Amended and Restated Note between Pope Resources and Northwest Farm Credit Services, FLCA dated June 27, 2017. (11)

10.12	Loan Agreement between ORM Timber Operating Company II, LLC and Metropolitan Life Insurance Company dated September 1, 2010. (5)

10.13	First Amendment to Loan Agreement between ORM Timber Operating Company II, LLC and Metropolitan Life Insurance Company dated February 7, 2011. (5)

10.14	Promissory Note from ORM Timber Operating Company II, LLC to Metropolitan Life Insurance Company dated September 1, 2010. (5)

10.15	Guaranty by ORM Timber Fund II, Inc. in favor of Metropolitan Life Insurance Company dated September 1, 2010. (5)

10.16	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing between ORM Timber Operating Company II, LLC and Metropolitan Life Insurance Company dated September 1, 2010. (5)

10.17	Trust Deed, Security Agreement, Assignment of Leases and Rents and Fixture Filing between ORM Timber Operating Company II, LLC and Metropolitan Life Insurance Company dated September 1, 2010. (5)

10.18	Second Amendment to Loan Agreement between ORM Timber Operating Company II, LLC and Metropolitan Life Insurance Company dated August 15, 2013. (6)

10.19	Promissory Note from ORM Timber Operating Company II, LLC to Metropolitan Life Insurance Company dated August 15, 2013. (6)

10.20	Amendment and Reaffirmation of Guaranty by ORM Timber Fund II, Inc. in favor of Metropolitan Life Insurance Company dated August 15, 2013. (6)

10.21
First Amendment to Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing between ORM Timber Operating Company II, LLC and Metropolitan Life Insurance Company dated August 15, 2013. (6)

10.22
First Amendment to Trust Deed, Security Agreement, Assignment of Leases and Rents and Fixture Filing between ORM Timber Operating Company II, LLC and Metropolitan Life Insurance Company dated August 15, 2013. (6)

10.23	Master Loan Agreement among ORM Timber Fund III (REIT) Inc. and Northwest Farm Credit Services, FLCA and Northwest Farm Credit Services, PCA dated December 2, 2013. (6)

10.24	Promissory Note from ORM Timber Fund III (REIT) Inc. to Northwest Farm Credit Services, FLCA dated December 2, 2013. (6)

10.25
Mortgage, Assignment of Rents, Security Agreement, Financing Statement and Fixture Filing between ORM Timber Fund III (REIT) Inc. and Northwest Farm Credit Services, FLCA dated December 2, 2013 (Grays Harbor County). (6)

10.26
Mortgage, Assignment of Rents, Security Agreement, Financing Statement and Fixture Filing between ORM Timber Fund III (REIT) Inc. and Northwest Farm Credit Services, FLCA dated December 2, 2013 (Pacific County). (6)

10.27
Mortgage, Assignment of Rents, Security Agreement, Financing Statement and Fixture Filing between ORM Timber Fund III (REIT) Inc. and Northwest Farm Credit Services, FLCA dated December 2, 2013 (Siskiyou County). (6)

10.28	Guaranty Agreement by ORM Timber Fund III LLC and ORM Timber Fund III (Foreign) LLC in favor of Northwest Farm Credit Services, FLCA dated December 2, 2013. (6)

10.29	Amendment No. 3 to Master Loan Agreement among ORM Timber Fund III (REIT) Inc. and Northwest Farm Credit Services, FLCA and Northwest Farm Credit Services, PCA dated October 14, 2014. (7)

10.30	Amendment No. 5 to Master Loan Agreement among ORM Timber Fund III (REIT) Inc. and Northwest Farm Credit Services, FLCA and Northwest Farm Credit Services, PCA dated November 11, 2016. (10)

10.31	Promissory Note from ORM Timber Fund III (REIT) Inc. to Northwest Farm Credit Services, FLCA dated October 14, 2014. (7)

10.32	Mortgage, Financing Statement and Fixture Filing between ORM Timber Fund III (REIT) Inc. and Northwest Farm Credit Services, PCA dated October 14, 2014. (7)

10.33	Mortgage, Financing Statement and Fixture Filing between ORM Timber Fund III (REIT) Inc. and Northwest Farm Credit Services, FLCA dated October 14, 2014. (7)

21.1	Significant Subsidiaries. (12)

23.1	Consent of Independent Registered Public Accounting Firm. (12)

31.1	Certificate of Chief Executive Officer. (12)

31.2	Certificate of Chief Financial Officer. (12)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (12)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (12)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Partnership’s registration on Form 10 filed under File No. 1-9035 and declared effective on December 5, 1985.

(2)	Incorporated by reference from the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 1988.

(3)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2005.

(4)	Filed with Form S-8 on September 9, 2005.

(5)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2010.

(6)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2013.

(7)	Incorporated by reference to the Partnership’s annual report on form 10-K for the fiscal year ended December 31, 2014.

(8)	Incorporated by reference to the Partnership’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2015.

(9)	Incorporated by reference to the Partnership’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2016.

(10)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2016.

(11)	Incorporated by reference to the Partnership’s quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2017.

(12)	Filed with this annual report on Form 10-K for the fiscal year ended December 31, 2017.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POPE RESOURCES, A Delaware
Limited Partnership

By POPE MGP, INC.
Managing General Partner

Date: March 2, 2018	By /s/ Thomas M. Ringo
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the date indicated.

Date: March 2, 2018	By /s/ Thomas M. Ringo
Thomas M. Ringo,
President and Chief Executive Officer (principal executive officer), Partnership and Pope MGP, Inc.; Director, Pope MGP, Inc.

Date: March 2, 2018	By /s/ Daemon P. Repp
Daemon P. Repp
Director of Finance (principal financial officer), Partnership and Pope MGP, Inc.

Date: March 2, 2018	By /s/ Sean M. Tallarico
Sean M. Tallarico
Controller (principal accounting officer), Partnership

Date: March 2, 2018	By /s/ William R. Brown
William R. Brown
Director, Pope MGP, Inc.

Date: March 2, 2018	By /s/ John E. Conlin
John E. Conlin
Director, Pope MGP, Inc.

Date: March 2, 2018	By /s/ Sandy D. McDade
Sandy D. McDade
Director, Pope MGP, Inc.

Date: March 2, 2018	By /s/ Maria M. Pope
Maria M. Pope
Director, Pope MGP, Inc.