Form 10-Q
period 2018-03-31
POPE RESOURCES LTD PARTNERSHIP
filed 2018-05-08
CIK 784011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Partnership units outstanding at April 30, 2018: 4,359,639

Pope Resources
Index to Form 10-Q Filing
For the Three Months Ended March 31, 2018

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
Pope Resources, a Delaware Limited Partnership
March 31, 2018 and December 31, 2017
(in thousands)

	2018	2017
ASSETS
Current assets
Partnership cash	$2,132	$1,788
ORM Timber Funds cash	1,478	1,636
Cash	3,610	3,424
Restricted cash	1,860	1,860
Total cash and restricted cash	5,470	5,284
Accounts receivable, net	4,484	6,427
Land held for sale	5,377	5,728
Prepaid expenses and other current assets	1,623	591
Total current assets	16,954	18,030
Properties and equipment, at cost
Timber and roads	369,397	267,662
Timberland	68,779	55,056
Land held for development	19,940	19,311
Buildings and equipment, net of accumulated depreciation (2018 - $7,895; 2017 - $7,833)	5,460	5,306
Total property and equipment, at cost	463,576	347,335
Other assets	8,153	15,308
Total assets	$488,683	$380,673

LIABILITIES, PARTNERS’ CAPITAL AND NONCONTROLLING INTERESTS
Current liabilities
Accounts payable	$1,618	$2,430
Accrued liabilities	3,285	4,451
Current portion of long-term debt - Partnership	124	123
Deferred revenue	442	197
Current portion of environmental remediation liability	1,960	2,160
Other current liabilities	454	401
Total current liabilities	7,883	9,762
Long-term debt, net of unamortized debt issuance costs and current portion - Partnership	88,316	70,037
Long-term debt, net of unamortized debt issuance costs - Funds	57,296	57,291
Environmental remediation and other long-term liabilities	2,912	2,957
Partners’ capital and noncontrolling interests
General partners' capital (units issued and outstanding 2018 - 60; 2017 - 60)	1,071	1,028
Limited partners' capital (units issued and outstanding 2018 - 4,262; 2017 - 4,251)	66,330	63,519
Noncontrolling interests	264,875	176,079
Total partners’ capital and noncontrolling interests	332,276	240,626
Total liabilities, partners’ capital and noncontrolling interests	$488,683	$380,673

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
Pope Resources, a Delaware Limited Partnership
Three Months Ended March 31, 2018 and 2017
(in thousands, except per unit data)

	Three Months Ended March 31,
	2018	2017
Revenue	$24,987	$17,345
Cost of sales	(12,300)	(11,201)
Operating expenses	(4,109)	(4,262)
General and administrative expenses	(1,621)	(1,701)
Gain on sale of timberland	—	12,503
Income from operations	6,957	12,684

Interest expense, net	(1,144)	(1,010)

Income before income taxes	5,813	11,674
Income tax expense	(98)	(56)
Net and comprehensive income	5,715	11,618

Net and comprehensive (income) loss attributable to noncontrolling interests - ORM Timber Funds	3	(8,248)
Net and comprehensive income attributable to unitholders	$5,718	$3,370

Allocable to general partners	$79	$47
Allocable to limited partners	5,639	3,323
Net and comprehensive income attributable to unitholders	$5,718	$3,370

Basic and diluted earnings per unit attributable to unitholders	$1.31	$0.77

Basic and diluted weighted average units outstanding	4,321	4,325

Distributions per unit	$0.70	$0.70
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL AND NONCONTROLLING INTERESTS (Unaudited)
Pope Resources, a Delaware Limited Partnership
Three Months Ended March 31, 2018
(in thousands, except unit amounts)

		Attributable to Pope Resources
	Units	General Partners	Limited Partners	Noncontrolling Interests	Total
December 31, 2017	4,311,065	$1,028	$63,519	$176,079	$240,626
Net income (loss)	—	79	5,639	(3)	5,715
Cash distributions	—	(42)	(3,010)	(3,481)	(6,533)
Capital call	—	—	—	92,280	92,280
Equity-based compensation	15,205	7	516	—	523
Units issued under distribution reinvestment plan	856	—	59	—	59
Unit repurchases	(4,125)	—	(292)	—	(292)
Payroll taxes paid on unit net settlements	(1,466)	(1)	(101)	—	(102)
March 31, 2018	4,321,535	$1,071	$66,330	$264,875	$332,276

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Pope Resources, a Delaware Limited Partnership
Three Months Ended March 31, 2018 and 2017 (in thousands)

	2018	2017
Net income	$5,715	$11,618
Adjustments to reconcile net income to net cash provided by operating activities
Depletion	4,717	4,922
Equity-based compensation	523	605
Depreciation and amortization	140	110
Deferred taxes and other	45	65
Cost of land sold	—	230
Gain on sale of timberland - Funds	—	(12,503)
Gain on disposal of property and equipment	(4)	(1)
Cash flows from changes in operating accounts
Accounts receivable, net	1,943	1,151
Prepaid expenses and other assets	(203)	3,066
Real estate project expenditures	(278)	(1,825)
Accounts payable and accrued liabilities	(1,979)	(1,401)
Deferred revenue	245	37
Environmental remediation liability	(219)	(3,329)
Other current and long-term liabilities	27	(21)
Net cash provided by operating activities	10,672	2,724

Cash flows from investing activities
Reforestation and roads	(892)	(335)
Capital expenditures	(274)	(23)
Proceeds from sale of property and equipment	4	11
Acquisitions of timberland - Partnership	(4,626)	(4,951)
Acquisitions of timberland - Funds	(108,379)	—
Proceeds from sale of timberland - Funds	—	26,444
Net cash provided by (used in) investing activities	(114,167)	21,146

Cash flows from financing activities
Line of credit borrowings	19,800	10,000
Line of credit repayments	(1,500)	(7,000)
Repayment of long-term debt	(31)	(30)
Debt issuance costs	—	(7)
Proceeds from unit issuances - distribution reinvestment plan	59	—
Unit repurchases	(292)	—
Payroll taxes paid on unit net settlements	(102)	(94)
Cash distributions to unitholders	(3,052)	(3,058)
Cash distributions - ORM Timber Funds, net of distributions to Partnership	(3,481)	(23,083)
Capital call - ORM Timber Funds, net of Partnership contribution	92,280	825
Net cash provided by (used in) financing activities	103,681	(22,447)

Net increase in cash and restricted cash	186	1,423
Cash and restricted cash at beginning of period	5,284	2,937
Cash and restricted cash at end of period	$5,470	$4,360

See accompanying notes to condensed consolidated financial statements.

POPE RESOURCES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2018

1.
The condensed consolidated balance sheets as of March 31, 2018, and December 31, 2017, and the related condensed consolidated statements of comprehensive income, partners’ capital, and cash flows for the three-month periods ended March 31, 2018, and 2017, have been prepared by Pope Resources, A Delaware Limited Partnership (the “Partnership”), pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The financial information as of December 31, 2017, is derived from the Partnership’s audited consolidated financial statements and notes thereto for the year ended December 31, 2017, and should be read in conjunction with such financial statements and notes. The results of operations for the interim periods are not indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2018.

2.
The financial statements in the Partnership’s 2017 annual report on Form 10-K include a summary of significant accounting policies of the Partnership and should be read in conjunction with this Quarterly Report on Form 10-Q.

In February 2016, the FASB issued ASU 2016-02, Leases, which requires substantially all leases to be reflected on the balance sheet as a liability and a right-of-use asset. The ASU will replace existing lease accounting guidance in U.S. GAAP when it becomes effective on January 1, 2019, and the Partnership will adopt it at that time. The standard will be applied on a modified retrospective basis in which certain optional practical expedients may be applied. Due to the Partnership’s limited leasing activity, management does not expect the effect of this standard to be material to its consolidated financial statements.

3.
Effective January 1, 2018, the Partnership adopted Topic 606, Revenue from Contracts with Customers. For revenue from the Fee Timber - Partnership and Fee Timber - Funds segments, which consists primarily of the sale of logs, there were no changes to the timing or amount of revenue recognized because contracts are legally enforceable, the transaction price is fixed, and performance is completed and control transfers at a point in time, typically when risk of loss and title passes to the customer. Similarly, no changes were identified to the timing or amount of revenue recognized from other revenue in these segments, which includes timber deed sales, commercial thinning, royalties from gravel mines and quarries, and land use permits. For the Real Estate segment, this new standard may result in accelerating the recognition of revenue for performance obligations that are satisfied over time, which generally consist of construction and landscaping activity in common areas completed after transaction closing. The Partnership adopted this standard using the cumulative effect transition method applied to uncompleted contracts as of the date of adoption. The Partnership, however, had no uncompleted contracts at the date of adoption. Accordingly, the adoption of this standard did not have a cumulative effect on the Partnership’s consolidated financial statements.

Revenue is measured based on the consideration specified in a contract with a customer. The Partnership recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction, that are collected by the Partnership from a customer, are excluded from revenue. Shipping costs associated with delivering products to customers are included in cost of sales.

Included in “Accounts receivable, net” are $4.0 million and $4.4 million of receivables from contracts with customers as of March 31, 2018, and December 31, 2017, respectively, and there were no other contract assets or liabilities as of those dates.

The following is a description of principal activities, separated by reportable segments, from which the Partnership generates its revenue.

Fee Timber - Partnership and Fee Timber - Funds

Revenue in these two segments is recognized when control is transferred and title and risk of loss passes to the buyer, which typically occurs when logs are delivered to the customer. Revenue in these two segments is earned primarily from the harvest and sale of logs from the Partnership’s and Funds’ timberland. Other revenue in these segments is generated from the sale of rights to harvest timber (timber deed sale), commercial thinning, ground leases for cellular communication towers, royalties from gravel mines and quarries, and land use permits. Timber deed sales are generally structured so that the customer pays a contracted price per volume, measured in thousand board feet, and revenue is recognized when control is transferred to the customer. Commercial thinning consists of the selective cutting of timber stands that have not yet reached optimal harvest age. However, this timber does have some commercial value and revenue is based on the volume harvested. Royalty revenue from gravel mines and quarries is recognized monthly based on the quantity of material extracted.

The following table presents log sale and other revenue for the quarters ended March 31, 2018 and 2017:

(in thousands)	Quarter ended March 31,
	2018	2017
Fee Timber - Partnership
Log sale revenue	$14,635	$8,677
Other revenue	503	429
Total revenue	$15,138	$9,106

Fee Timber - Funds
Log sale revenue	$9,509	$7,602
Other revenue	32	104
Total revenue	$9,541	$7,706

Timberland Investment Management (TIM)

Fee revenue generated by the TIM segment for managing the Funds includes fixed components related to invested capital and acres under management, and a variable component related to harvest volume from the Funds’ tree farms. These fees, which represent an expense in the Fee Timber - Funds segment, are eliminated in consolidation. The TIM segment occasionally earns revenue from providing timberland management-related consulting services to third-parties and recognizes such revenue as the related services are provided.

Real Estate

The Real Estate segment’s activities consist of investing in and later selling improved properties, holding properties for later development and sale, and managing commercial properties. Revenue is generated primarily from sales of land, sales of development rights known as conservation easements (CE’s), sales of unimproved land from the Partnership’s timberland portfolio, and residential and commercial rents. Revenue on real estate sales is recorded on the date the sale closes. When a real estate transaction is closed with obligations to complete infrastructure or other construction, the portion of the total contract allocated to the post-closing obligations may be recognized over time as that work is performed, provided the customer either simultaneously receives and consumes the benefits as we perform under the contract, our performance creates or enhances the asset controlled by the customer, or we do not create an asset with an alternative use to the customer and we have an enforceable right to payment for the performance completed. Progress towards the satisfaction of our performance obligations is generally measured based on costs incurred relative to the total cost expected to be incurred for the performance obligations.

The following table breaks down revenue for the Real Estate segment for the quarters ended March 31, 2018 and 2017:

	Quarter ended March 31,
	2018	2017

Residential land sales	$—	$285
Rentals and other	308	248
Total revenue	$308	$533

4.
The Partnership has two general partners: Pope MGP, Inc. and Pope EGP, Inc. In total, these two entities own 60,000 partnership units. The allocation of distributions, profits, and losses among the general and limited partners is pro rata across all units outstanding.

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

Pope Resources and ORMLLC together own equity interests totaling 20% of Fund II, 5% of Fund III, and 15% of Fund IV. The Funds are considered variable interest entities because their organizational and governance structures are the functional equivalent of a limited partnership. As the managing member of the Funds, the Partnership is the primary beneficiary of each of the Funds as it has the authority to direct the activities that most significantly impact their economic performance, as well as the right to receive benefits and the obligation to absorb losses that could potentially be significant to the Funds. Accordingly, the Funds are consolidated into the Partnership’s financial statements. The obligations of each of the Funds are non-recourse to the Partnership.

In January 2018, Fund IV closed on the acquisitions of two tree farms, one in southwestern Oregon and one in south Puget Sound, Washington, for $33.6 million and $80.4 million, respectively. In 2017, Fund IV paid deposits totaling $5.7 million for these acquisitions. The Partnership’s share of the combined purchase price was $17.0 million. The combined purchase price was allocated $100.7 million to timber and roads, and $13.3 million to the underlying land.

In January 2017, Fund II closed on the sale of one of its tree farms, located on the Oregon coast, for $26.5 million. The Partnership’s share of the pretax results from this tree farm was a gain of $2.5 million for the quarter ended March 31, 2017.

The assets and liabilities of the Funds as of March 31, 2018, and December 31, 2017, were as follows:

(in thousands)	March 31, 2018	December 31, 2017
Assets:
Cash	$1,478	$1,636
Other current assets	1,829	2,481
Total current assets	3,307	4,117
Properties and equipment, net of accumulated depreciation	346,047	235,046
Other long-term assets	—	5,683
Total assets	$349,354	$244,846
Liabilities and equity:
Current liabilities	$2,607	$2,862
Long-term debt, net of unamortized debt issuance costs	57,296	57,291
Funds’ equity	289,451	184,693
Total liabilities and equity	$349,354	$244,846

6.	Other assets consisted of the following at March 31, 2018 and December 31, 2017:

	March 31, 2018	December 31, 2017

Deferred tax assets, net	$420	$465
Cash held by like-kind exchange intermediaries	—	598
Deposits for acquisitions of timberland	—	5,688
Investment in Real Estate joint venture entity	5,895	5,895
Note receivable	1,801	2,625
Other	37	37
Total	$8,153	$15,308

7.
In the presentation of the Partnership’s revenue and operating income (loss) by segment, all intersegment revenue and expense is eliminated to determine operating income (loss) reported externally. The following tables reconcile internally reported income (loss) from operations to externally reported income (loss) from operations by business segment.

Beginning with the first quarter of 2018, we measure segment performance based on Adjusted EBITDDA in addition to operating income. We define Adjusted EBITDDA as earnings, on an internal basis, before interest, taxes, depletion, depreciation, amortization, gain or loss on sales of timberland, and environmental remediation expense. The following tables reconcile internally reported operating income (loss) from operations to Adjusted EBITDDA.

In addition, we have changed our internal reporting and our segment reporting to segregate our former “Fee Timber” segment into two segments: “Fee Timber - Partnership” includes the operating results of the Partnership’s 100%-owned timberland while “Fee Timber - Funds” includes the operating results of our three private equity timber funds. Our chief operating decision maker reviews internal financial reporting information at the Fee Timber - Partnership and Fee Timber - Funds level to allocate resources and evaluate the results of the business. Prior period segment disclosures have been revised to reflect our current segment structure.

Quarter ended March 31, (in thousands)	Fee Timber - Partnership	Fee Timber - Funds	Timberland Investment Management	Real Estate	Other	Consolidated
2018
Revenue - internal	$15,247	$9,541	$1,024	$443	$—	$26,255
Eliminations	(109)	—	(1,024)	(135)	—	(1,268)
Revenue - external	15,138	9,541	—	308	—	24,987

Cost of sales	(5,026)	(6,952)	—	(322)	—	(12,300)

Operating, general and administrative expenses - internal	(1,510)	(1,806)	(1,076)	(955)	(1,651)	(6,998)
Eliminations	50	1,024	129	35	30	1,268
Operating, general and administrative expenses - external	(1,460)	(782)	(947)	(920)	(1,621)	(5,730)

Income (loss) from operations - internal	8,711	783	(52)	(834)	(1,651)	6,957
Eliminations	(59)	1,024	(895)	(100)	30	—

Income (loss) from operations - external	$8,652	$1,807	$(947)	$(934)	$(1,621)	$6,957

Income (loss) from operations - internal	$8,711	$783	$(52)	$(834)	$(1,651)	$6,957
Depletion, depreciation, and amortization	1,325	3,422	10	68	14	4,839
Adjusted EBITDDA	$10,036	$4,205	$(42)	$(766)	$(1,637)	$11,796

2017
Revenue - internal	$9,191	$7,706	$848	$667	$—	$18,412
Eliminations	(85)	—	(848)	(134)	—	(1,067)
Revenue - external	9,106	7,706	—	533	—	17,345

Cost of sales	(3,542)	(7,093)	—	(566)	—	(11,201)

Operating, general and administrative expenses - internal	(1,244)	(1,773)	(1,073)	(1,205)	(1,735)	(7,030)
Eliminations	57	848	107	21	34	1,067
Operating, general and administrative expenses -external	(1,187)	(925)	(966)	(1,184)	(1,701)	(5,963)
Gain on sale of timberland	—	12,503	—	—	—	12,503

Income (loss) from operations - internal	4,405	11,343	(225)	(1,104)	(1,735)	12,684
Eliminations	(28)	848	(741)	(113)	34	—

Income (loss) from operations - external	$4,377	$12,191	$(966)	$(1,217)	$(1,701)	$12,684

Income (loss) from operations - internal	$4,405	$11,343	$(225)	$(1,104)	$(1,735)	$12,684
Depletion, depreciation, and amortization	1,023	3,900	8	72	—	5,003
(Gain) loss on sale of timberland	—	(12,503)	—	—	—	(12,503)
Adjusted EBITDDA	$5,428	$2,740	$(217)	$(1,032)	$(1,735)	$5,184

8.
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

	Quarter Ended March 31,
(in thousands, except per unit amounts)	2018	2017
Net and comprehensive income attributable to Pope Resources’ unitholders	$5,718	$3,370
Less:
Non-forfeitable distributions paid to unvested restricted unitholders	(45)	(23)
Preferred share dividends - ORM Timber Funds	(8)	(8)
Net and comprehensive income for calculation of earnings per unit	$5,665	$3,339

Basic and diluted weighted average units outstanding	4,321	4,325

Basic and diluted net earnings per unit	$1.31	$0.77

9.
In the first quarter of 2018, the Partnership issued 11,393 restricted units pursuant to the management incentive compensation program and 3,575 restricted units to members of the Board of Directors. These restricted units vest ratably over four years with the grant date fair value equal to the market price on the date of grant. During the three months ended March 31, 2018, 409 units were granted with no restrictions to certain board members who elected to receive their quarterly board compensation in the form of units rather than cash. Units granted to directors are included in the calculation of total equity compensation expense which is recognized over the vesting period, for restricted units, or immediately for unrestricted units. Grants to retirement-eligible individuals on the date of grant are expensed immediately. The Partnership recognized $523,000 and $605,000 of equity compensation expense in the first quarter of 2018 and 2017, respectively, related to these compensation programs.

10.
Supplemental disclosure of cash flow information: interest paid, net of amounts capitalized, totaled $508,000 and $570,000 during the first quarter of 2018 and 2017, respectively. Income taxes paid totaled $338,000 for the first quarter of 2018. The Partnership paid no income taxes during the first quarter of 2017.

11.
During the first quarter of 2018, the Partnership closed on four acquisitions of timberland in western Washington totaling 892 acres for $5.4 million. The Partnership utilized $598,000 of funds held by like-kind exchange intermediaries to fund a portion of these acquisitions. The aggregate purchase price was allocated $533,000 to land and $4.9 million to timber and roads. Part of the consideration paid for one of these transactions involved the conveyance by the Partnership of 365 acres of non-strategic timberland to the seller, valued at $214,000, with the remainder paid in cash.

12.
The Partnership’s financial instruments include cash, accounts receivable, and a note receivable, included in other assets, for which the carrying amount of each represents fair value based on current market interest rates or their short-term nature.

Collectively, the Partnership’s and the Funds’ fixed-rate debt has a carrying value of $101.6 million as of March 31, 2018 and December 31, 2017. The estimated fair value of this debt, based on current interest rates for similar instruments (Level 2 inputs in the Fair Value Hierarchy), is approximately $103.1 million and $104.6 million as of March 31, 2018 and December 31, 2017, respectively.

13.
The Partnership had an accrual for estimated environmental remediation costs of $4.8 million and $5.0 million as of March 31, 2018 and December 31, 2017, respectively. The environmental remediation liability represents management’s estimate of payments to be made to remediate and monitor certain areas in and around Port Gamble Bay, Washington.

In December 2013, a consent decree and Clean-up Action Plan (CAP) related to Port Gamble Bay were finalized with the Washington State Department of Ecology (DOE) and filed with Kitsap County Superior Court. In the third quarter of 2015, the Partnership selected a contractor to complete the remediation work. Remediation activity began in late September 2015. The required in-water portion of the cleanup was completed in January 2017. This will be followed by cleanup activity on the millsite and by a monitoring period. Management’s cost estimates for the remainder of the project are based on amounts included in construction contracts, bids from contractors, and estimates for project management and other professional fees.

In February 2018, the Partnership and DOE entered into an agreed order with respect to the millsite under which the Partnership will perform a remedial investigation and feasibility study and develop a CAP. As with the in-water portion of the project, the CAP will define the scope of the remediation activity for the millsite. Management expects the design of the millsite cleanup to be substantially completed by approximately the end of 2018. Accordingly, it is reasonably possible that the accrual for the millsite component of the liability may increase in 2018 as the design of the millsite cleanup progresses. The bulk of the millsite cleanup activity is expected to occur in 2019.

Certain environmental laws allow state, federal, and tribal trustees (collectively, the Trustees) to bring suit against property owners to recover damages for injuries to natural resources. Like the liability that attaches to current property owners in the cleanup context, liability for natural resource damages (NRD) can attach to a property owner simply because an injury to natural resources resulted from releases of hazardous substances on that owner’s property, regardless of culpability for the release. In the case of Port Gamble, the Trustees are alleging that the Partnership has NRD liability because of releases that occurred on its property. The Partnership has been in discussions with the Trustees regarding their claims and the alleged conditions in Port Gamble Bay, and has also been discussing restoration alternatives that might address the damages the Trustees allege. Discussions with the Trustees may result in an obligation for the Partnership to fund NRD restoration activities and past assessment costs that are greater than it has estimated, and it is reasonably possible that this component of the liability may increase beyond what has been accrued in the liability. Management expects to update its estimate of the NRD liability, or range of liability, during the next twelve months.

The environmental liability at March 31, 2018 is comprised of $2.0 million that management expects to expend in the next 12 months and $2.8 million thereafter.

Activity in the environmental liability is as follows:

(in thousands)	Balance at Beginning of the Period	Additions to Accrual	Expenditures for Remediation	Balance at Period-end
Year ended December 31, 2016	16,761	7,700	11,691	12,770
Year ended December 31, 2017	12,770	—	7,791	4,979
Quarter ended March 31, 2018	$4,979	$—	$219	$4,760

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

EXECUTIVE OVERVIEW

Pope Resources, A Delaware Limited Partnership (“we” or the “Partnership”), is engaged in four primary businesses: Fee Timber - Partnership, Fee Timber - Funds, Timberland Investment Management, and Real Estate.

By far the most significant segments, in terms of owned assets and operations, are our two fee timber segments, which we refer to as Fee Timber-Partnership and Fee Timber - Funds. These segments include timberlands owned directly by the Partnership and three private equity funds (“Fund II”, “Fund III” and “Fund IV”, collectively, the “Funds”), respectively. We refer to the timberland owned by the Partnership as the Partnership’s tree farms, and our Fee Timber - Partnership segment reflects operations from those properties. We refer to timberland owned by the Funds as the Funds’ tree farms, and operations from those properties is reported in our Fee Timber - Funds segment. When referring collectively to the Partnership’s and Funds’ timberland, we refer to them as the Combined tree farms. Operations in each of these segments consist of growing timber and manufacturing logs for sale to domestic wood products manufacturers and log export brokers.

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

Our current strategy for adding timberland acreage is centered primarily on our private equity timber fund business model. However, we acquire smaller timberland parcels from time to time to add on to the Partnership’s existing tree farms. In addition, during periods when the Funds’ committed capital is fully invested, we may look to acquire larger timberland properties for the Partnership. Our three active timber funds have assets under management totaling approximately $490 million as of March 31, 2018 based on the most recent appraisals. Through our 20% co-investment in Fund II, our 5% co-investment in Fund III and our 15% co-investment in Fund IV, we have deployed $43 million of Partnership capital. Fund IV, launched in December 2016, is still in its investment period and has not yet drawn or deployed all of its committed capital. Our co-investment affords us a share of the Funds’ operating cash flows while also allowing us to earn asset management and timberland management fees, as well as potential future incentive fees, based upon the overall success of each fund. We also believe that this strategy allows us to maintain more sophisticated expertise in timberland acquisition, valuation, and management on a more cost-effective basis than we could for the Partnership’s timberlands alone. We believe our co-investment strategy also enhances our credibility with existing and prospective Fund investors by demonstrating that we have both an operational and a financial commitment to the Funds’ success.

Our Real Estate segment’s activities primarily include securing permits and entitlements, and in some cases, installing infrastructure for raw land development and then realizing that land’s value by selling larger parcels to developers who, in turn, seek to take the land further up the value chain by either selling homes to retail buyers or lots to developers of commercial property. More recently, we have acquired and developed other real estate properties (not owned by the Partnership), either on our own or by partnering with another developer in a joint venture. Since these projects often span multiple years, the Real Estate segment may incur losses for multiple years while a project is developed, and will not recognize operating income until that project is sold. In addition, within this segment, we sometimes negotiate and sell development rights in the form of conservation easements (CE’s) on Fee Timber - Partnership properties which preclude future development, but allow continued forestry operations. The strategy for our Real Estate segment centers around how and when to “harvest” or sell a parcel of land to realize its optimal value. In doing so, we seek to balance the long-term risks and costs of carrying and developing a property against the potential for income and cash flows upon sale. Land held for development by our Real Estate segment represents property in western Washington that has been deemed suitable for residential and commercial building sites. Land and timber held for sale includes those properties in the development portfolio that we expect to sell in the next 12 months.

Outlook

We expect our total 2018 harvest volume to be approximately 66 MMBF for the Partnership, and approximately 76 MMBF for the Funds, including timber deed sales. The 66 MMBF for the Partnership includes 14 MMBF of volume from timber located on real estate properties and recent small-tract acquisitions that is not factored into our long-term, sustainable harvest plan. On a look-through basis, which reflects the Partnership plus its share of each fund based on its ownership interest (20% for Fund II, 5% for Fund III, and 15% for Fund IV), total 2018 harvest volume, including timber deed sales, is expected to be approximately 75 MMBF. We will continue to monitor log markets and adjust our harvest levels accordingly as the year progresses.

The Puget Sound housing market remains strong, and we anticipate closing on a commercial parcel from our Harbor Hill project in the second or third quarter and potentially additional residential lots towards the end of 2018, as well as potential sales from other projects in Kitsap County. We expect to close on more conservation-related sales during 2018 as well.

Fee Timber - Overall

Operations. Fee Timber results include operations on 119,000 acres of timberland owned by the Partnership in western Washington, and 124,000 acres of timberland owned by the Funds in western Washington, northwestern Oregon, southwestern Oregon, and northern California. Fee timber revenue is earned primarily from the harvest and sale of logs from these timberlands, and is driven primarily by the volume of timber harvested and the average log price realized on the sale of that timber. Our harvest volume is generated typically from manufactured log sales to domestic mills and log export brokers. We also occasionally sell rights to harvest timber (timber deed sales) from the Combined tree farms. The metrics used to calculate volumes sold and average price realized during the reporting periods exclude timber deed sales, except where stated otherwise. Harvest volumes are generally expressed in million board feet (MMBF) increments while harvest revenue and related costs are generally expressed in terms of revenue or cost per thousand board feet (MBF).

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

Fee timber revenue is also derived from commercial thinning operations, ground leases for cellular communication towers, and royalties from gravel mines and quarries, all of which, along with timber deed sales, are included in other revenue in the tables that follow. Commercial thinning consists of the selective cutting of timber stands not yet of optimal harvest age. They do, however, have some commercial value, thus allowing us to earn revenue while at the same time improving the projected value at harvest of the remaining timber in the stand.

Log Prices. During Q1 2018, log prices improved slightly from realized prices during Q4 2017 and were well above the prices realized during Q1 2017. On a Combined basis, Q1 2018 realized log prices versus Q4 2017 for Douglas-fir sawlogs were up 4-5% and for whitewood sawlogs were down 2% to up 2%. Q1 2018 realized log prices versus Q1 2017 for Douglas-fir sawlogs were up 29-31% and for whitewood sawlogs were up 22-27%. West Coast softwood lumber production during Q1 2018 was slightly above that of Q4 2017 and in line with that of Q1 2017. West Coast softwood log exports in Q1 2018 were 22% below exports during Q4 2017 and 19% lower than Q1 2017. An amalgamation of factors resulted in an abundance of logs on the market and spot prices at the end of Q1 2018 were above year end 2017 levels, but down 5-10% from their peaks. These factors included: transportation constraints resulting in large lumber inventories in the mill yards of many producers; the highest softwood log inventory at China’s key ports since August 2015; better-than-expected weather in January and early February, which allowed for unfettered log production; increased harvest by many large landowners who slowed production after meeting volume commitments before year-end 2017; and, the addition of small landowner harvest due to strong log markets.

Fee Timber - Partnership

Fee Timber - Partnership operating results for three months ended March 31, 2018, December 31, 2017, and March 31, 2017 were as follows:

	Q1 2018	Q4 2017	Q1 2017
Partnership
Overall log price per MBF	$779	$769	$615
Total volume (in MMBF)	18.8	16.9	14.1

(in thousands)
Log sale revenue	$14,635	$12,408	$8,677
Other revenue	503	1,091	429
Total revenue	15,138	13,499	9,106
Cost of sales	(5,026)	(4,444)	(3,542)
Operating expenses	(1,460)	(1,852)	(1,187)
Operating income	$8,652	$7,203	$4,377

Operating Income

Comparing Q1 2018 to Q4 2017.  Operating income increased $1.4 million, or 20%, from Q4 2017. Although the average realized log price rose only 1%, a 17% increase in delivered log volume resulted in an 18% increase in log sale revenue. Other revenue decreased by $588,000. A 13% increase in cost of sales was partially offset by a 21% decrease in operating expenses.

Comparing Q1 2018 to Q1 2017.  Operating income increased $4.3 million, or 98%, from Q1 2017, driven by a 33% increase in delivered log volume and a 27% rise in average realized log prices.

Revenue

Comparing Q1 2018 to Q4 2017.  Log sale revenue in Q1 2018 increased $2.2 million, or 18%, from Q4 2017 due to a 17% increase in delivered log volume and a 1% rise in average realized log prices. The $588,000 decrease in other revenue is attributable to timber deed sales in Q4 2017 that had no counterpart during Q1 2018, lower mineral royalties, and lower miscellaneous other revenue.

Comparing Q1 2018 to Q1 2017.  Log sale revenue in Q1 2018 increased $6.0 million, or 69%, from Q1 2017, because of a 33% increase in harvest volume and a 27% rise in average realized log prices. The $74,000 increase in other revenue was primarily due to an increase in mineral royalties and cell tower leases.

 Log Prices

Fee Timber - Partnership log prices for three months ended March 31, 2018, December 31, 2017, and March 31, 2017 were as follows:

Average price realizations (per MBF)
	Q1 2018	Q4 2017	Q1 2017
Partnership
Douglas-fir domestic	$850	$810	$647
Douglas-fir export	922	913	681
Whitewood domestic	549	596	452
Whitewood export	764	758	625
Cedar	1,458	1,552	1,382
Hardwood	708	733	600
Pulpwood	375	363	289
Overall log price	779	769	615
Timber deed sales	—	540	—

Overall realized log prices in Q1 2018 were 1% higher than Q4 2017. Our overall average realized log price is influenced heavily by price movements for our two most prevalent species, Douglas-fir and whitewood, and the relative harvest volume mix of those two species. Realized sawlog prices increased by 4% in Q1 2018 versus Q4 2017 for Douglas-fir and decreased by 2% for whitewood. Prices for both species are above historic averages and reflect the continued strong demand in both the domestic and export markets during the quarter.

From Q1 2017 to Q1 2018, average realized log prices increased 27%. The favorable change was attributable to price strength for both of our primary species with increases in Douglas-fir and whitewood realized log prices of 31% and 27%, respectively due to strength in both the domestic and export markets. Prices for cedar and hardwood sawlogs, and all pulpwood species, showed healthy increases relative to Q1 2017 as well.

Log Volume

The Partnership harvested the following log volumes by species for the quarters ended March 31, 2018, December 31, 2017, and March 31, 2017:

Volume (in MMBF)
	Q1 2018		Q4 2017		Q1 2017
Partnership
Douglas-fir domestic	12.2	64%	10.8	68%	6.7	47%
Douglas-fir export	1.8	10%	2.0	12%	3.0	21%
Whitewood domestic	0.3	2%	0.3	2%	0.5	4%
Whitewood export	0.5	3%	0.5	3%	0.5	4%
Cedar	0.4	2%	0.2	1%	0.6	4%
Hardwood	0.6	3%	0.2	1%	0.3	2%
Pulpwood	3.0	16%	2.1	13%	2.5	18%
Log sale volume	18.8	100%	16.1	100%	14.1	100%
Timber deed sale volume	—		0.8		—
Total volume	18.8		16.9		14.1

Comparing Q1 2018 to Q4 2017. Harvest volume, including timber deed sales, increased 1.9 MMBF, or 11%, in Q1 2018 from Q4 2017. Product mix was relatively consistent between the two comparable quarters.

 Comparing Q1 2018 to Q1 2017. Harvest volume increased 4.7 MMBF, or 33%, in Q1 2018 from Q1 2017. Both domestic and export log markets were stronger in Q1 2018 than in Q1 2017. The shift in product mix within Douglas-fir sawlogs to domestic markets from the export market was due to strengthening demand domestically for logs as the softwood lumber market has strengthened in the wake of tariffs placed on lumber imported to the U.S. from Canada.

Cost of Sales

Cost of sales varies with harvest volume and for the quarters ended March 31, 2018, December 31, 2017, and March 31, 2017, was as follows, with the first part of the table expressing these costs in total dollars and the second part of the table expressing those costs that are driven by volume on a per MBF basis:

(in thousands)
	Q1 2018	Q4 2017	Q1 2017
Partnership
Harvest, haul, and tax	$3,728	$3,232	$2,520
Depletion	1,295	1,212	1,022
Other	3	—	—
Total cost of sales	$5,026	$4,444	$3,542

Amounts per MBF *
Harvest, haul, and tax	$198	$201	$179
Depletion	$69	$72	$72

*	Timber deed sale volumes are excluded in the per MBF computation for harvest, haul and tax costs but included in the per MBF computation for depletion.

Comparing Q1 2018 to Q4 2017. Cost of sales increased $582,000, or 13%, in Q1 2018 from Q4 2017 due to an 11% increase in harvest volume, including timber deed sales. On a per-MBF basis, the harvest, haul and tax rate decreased by 1%.

Comparing Q1 2018 to Q1 2017. Cost of sales increased $1.5 million, or 42%, in Q1 2018 from Q1 2017 due to a 33% increase in harvest volume and an 11% increase in the harvest, haul and tax rate.

Operating Expenses

Operating expenses include the cost of maintaining existing roads and building temporary roads for harvesting, silviculture costs, and other management expenses. For the quarters ended March 31, 2018, December 31, 2017, and March 31, 2017, segment operating expenses were $1.5 million, $1.9 million, and $1.2 million, respectively. The $392,000 decrease in operating expenses in Q1 2018 from Q4 2017 is attributable to a lower road maintenance and management expenses, which were partially offset by increased silviculture expenses. Operating expenses increased by $273,000 from Q1 2017 to Q1 2018 due to higher road maintenance and management expenses related to increased harvest volumes, which were partially offset by lower silviculture expenses.

Fee Timber - Funds

Fee Timber - Funds operating results for three months ended March 31, 2018, December 31, 2017, and March 31, 2017 were as follows:

	Q1 2018	Q4 2017	Q1 2017
Funds
Overall log price per MBF	$728	$698	$575
Total volume (MMBF)	13.1	16.8	13.5

(in thousands)
Log sale revenue	$9,509	$11,034	$7,602
Other revenue	32	747	104
Total revenue	9,541	11,781	7,706
Cost of sales	(6,952)	(8,910)	(7,093)
Operating expenses - internal	(1,806)	(1,889)	(1,773)
Gain on sale of timberland	—	—	12,503
Operating income - internal	783	982	11,343
Eliminations *	1,024	874	848
Operating income - external	$1,807	$1,856	$12,191
* Represents management fees charged to the Funds and eliminated from operating expenses in consolidation. In the TIM segment, these fees are reflected as revenue, on an internal reporting basis, and eliminated in consolidation.

Operating Income

Comparing Q1 2018 to Q4 2017.  Operating income decreased $49,000, or 3%, from Q4 2017. Although the average realized log price rose 4%, a 22% decline in delivered log volume resulted in a 14% decrease in log sale revenue. Other revenue decreased by $715,000. The lower log sale and other revenues were partially offset by 22% and 23% decreases in cost of sales and operating expenses - external, respectively.

Comparing Q1 2018 to Q1 2017.  The $10.4 million decrease in operating income in Q1 2018 relative to Q1 2017 reflects a $12.5 million gain on sale of timberland associated with the Q1 2017 sale of a 6,500-acre tree farm by Fund II for $26.5 million for which there was no counterpart in Q1 2018. Excluding the effect of the gain on the sale of timberland, operating income increased $2.1 million from Q1 2017, driven by a 27% increase in the average realized log price, a 2% reduction in cost of sales, and a 15% decrease in operating expenses.

The table below reflects the Partnership’s share of the Funds’ results based on its 20%, 5%, and 15% ownership interest in Fund II, Fund III, and Fund IV, respectively. We present this as additional information with which readers can understand the economics of owning Pope Resources units. These results will fluctuate between periods based on the relative activity in each fund and the Partnership’s different ownership interest in each fund:

	Q1 2018	Q4 2017	Q1 2017
Partnership's share of Funds
Total volume (MMBF)	1.7	1.3	1.7

(in thousands)
Log sale revenue	$1,207	$1,000	$963
Other revenue	5	78	7
Total revenue	1,212	1,078	970
Cost of sales	(781)	(737)	(764)
Operating expenses - internal	(201)	(197)	(203)
Gain on sale of timberland	—	—	2,501
Operating income - internal	230	144	2,504
Eliminations *	113	81	71
Operating income - external	$343	$225	$2,575
* Represents the Partnership’s share of management fees charged to the Funds and eliminated from operating expenses in consolidation. In the TIM segment, these fees are reflected as revenue, on an internal reporting basis, and eliminated in consolidation.

Revenue

Comparing Q1 2018 to Q4 2017.  Log sale revenue in Q1 2018 decreased $1.5 million, or 14%, from Q4 2017 due to a 22% decline in harvest volume, including timber deed sales, partially offset by a 4% rise in average realized log prices. The $715,000 decrease in other revenue is primarily attributable to $406,000 of mineral royalties and timber deed sales during Q4 2017 that had no counterpart during Q1 2018, as well as a $244,000 decrease in commercial thinning revenue.

Comparing Q1 2018 to Q1 2017.  Log sale revenue in Q1 2018 increased $1.9 million, or 25%, from Q1 2017, due to a 27% rise in average realized log price. The $72,000 decrease in other revenue is primarily attributable to a decline in timber deed sales.

Log Prices

Fee Timber - Funds log prices for three months ended March 31, 2018, December 31, 2017, and March 31, 2017 were as follows:

Average price realizations (per MBF)
	Q1 2018	Q4 2017	Q1 2017
Funds
Douglas-fir domestic	$829	$797	$651
Douglas-fir export	963	896	768
Whitewood domestic	665	622	532
Whitewood export	707	745	586
Pine	480	511	1,181
Cedar	1,343	1,161	1,298
Hardwood	722	758	647
Pulpwood	384	332	290
Overall log price	728	698	575
Timber deed sales	—	394	229

Overall realized log prices in Q1 2018 were 4% higher than Q4 2017. From Q4 2017 to Q1 2018, volume-weighted (domestic and export) realized sawlog prices increased by 5% for Douglas-fir and by 2% for whitewood.

From Q1 2018 to Q1 2017, average realized log prices increased 27%. The favorable change was attributable to increases in Douglas-fir and whitewood realized log prices of 29% and 22%, respectively. Relative to Q1 2017, prices for cedar (+3%) and hardwood (+12%) sawlogs, and all pulpwood species (+32%), showed healthy increases during Q1 2018.

Log Volume

The Funds harvested the following log volumes by species for the quarters ended March 31, 2018, December 31, 2017, and March 31, 2017:

Volume (in MMBF)
	Q1 2018		Q4 2017		Q1 2017
Funds
Douglas-fir domestic	3.8	29%	4.6	28%	5.2	39%
Douglas-fir export	1.6	12%	2.0	13%	1.1	8%
Whitewood domestic	4.9	37%	4.7	30%	3.1	23%
Whitewood export	0.4	3%	1.7	11%	1.4	11%
Pine	0.2	2%	1.2	8%	—	—%
Cedar	0.3	2%	0.2	1%	0.1	1%
Hardwood	0.2	2%	0.2	1%	0.2	2%
Pulpwood	1.7	13%	1.2	8%	2.1	16%
Log sale volume	13.1	100%	15.8	100%	13.2	100%
Timber deed sale volume	—		1.0		0.3
Total volume	13.1		16.8		13.5

Partnership’s share of funds	1.7		1.3		1.7

Comparing Q1 2018 to Q4 2017. Harvest volume, including timber deed sales, decreased 3.7 MMBF, or 22%, in Q1 2018 from Q4 2017. This decrease was driven by two factors. First, a portion of the planned Q1 2018 harvest volume was accelerated to Q4 2017 to take advantage of strong log prices. Second, snow limited access to the portions of timberlands at higher elevations during the winter months. Relative volume sold to the export market decreased by 7%, from 22% of Q4 2017 total volume to 15% of Q1 2018 total volume. The relative volume sold as pulpwood increased by 5% due to a higher component of pulpwood logs within the units harvested during Q1 2018. The 1.0 MMBF sold as timber deed sales in Q4 2017 had no counterpart in Q1 2018.

 Comparing Q1 2018 to Q1 2017. Harvest volume, including timber deed sales, decreased by 0.4 MMBF, or 3%, in Q1 2018 from Q1 2017. Both domestic and export log markets were stronger in Q1 2018 relative to Q1 2017, however, winter snow limited access to portions of timberlands at higher elevations during the winter months. The 0.3 MMBF sold as timber deed sales in Q1 2017 had no counterpart in Q1 2018.

Cost of Sales

Cost of sales vary with harvest volume. For the quarters ended March 31, 2018, December 31, 2017, and March 31, 2017, cost of sales was as follows, with the first part of the table expressing these costs in total dollars and the second part of the table expressing those costs that are driven by volume on a per MBF basis:

(in thousands)
	Q1 2018	Q4 2017	Q1 2017
Funds
Harvest, haul, and tax *	$3,517	$3,505	$3,193
Depletion *	3,422	5,238	3,900
Other	13	167	—
Total cost of sales	$6,952	$8,910	$7,093

Partnership’s share of Funds	$782	$737	$765

Amounts per MBF
Harvest, haul, and tax	$268	$222	$242
Depletion	$261	$312	$289
* Timber deed sale volumes are excluded in the per MBF computation for harvest, haul, and tax costs but included in the per MBF computation for depletion.

Comparing Q1 2018 to Q4 2017. Cost of sales decreased $2.0 million, or 22%, in Q1 2018 from Q4 2017 due to a 22% decrease in harvest volume, including timber deed sales. A 16% decrease in the Funds’ average depletion rate, due to the mix of harvest volume from the Funds’ properties, was offset by a 21% increase in the per-MBF harvest, haul, and tax rates which was driven by more expensive harvest units and longer hauls to customers in Q1 2018.

Comparing Q1 2018 to Q1 2017. Cost of sales decreased $140,000, or 2%, in Q1 2018 from Q1 2017, as a result of a 3% decrease in harvest volume, including timber deed sales. A 10% increase in the harvest, haul, and tax rate driven by more expensive harvest units and longer hauls to customers in Q1 2018 was offset by a 10% decrease in the depletion rate, reflective of the mix of harvest volume from the various Fund properties.
Operating Expenses

Operating expenses include the cost of maintaining existing roads and building temporary roads for harvesting, silviculture costs, and other management expenses that include the asset and timberland management fees charged to the Funds. These fees, which are the source of revenue for our Timberland Investment Management segment (discussed below), are eliminated in consolidation, and amounted to $1.0 million, $874,000, and $848,000 in Q1 2018, Q4 2017, and Q1 2017, respectively. After elimination of these fees, for the quarters ended March 31, 2018, December 31, 2017, and March 31, 2017, Fund operating expenses were $782,000, $1.0 million, and $925,000, respectively. The $233,000 decrease in operating expenses in Q1 2018 from Q4 2017 is attributable to decreases of $513,000 and $87,000 in silviculture and road maintenance expenses, respectively, that more than offset a $367,000 increase in management expenses. Operating expenses decreased by $143,000 between Q1 2018 and Q4 2017 due to higher silviculture expenses that were more than offset by lower management and road maintenance expenses.

Gain on Sale of Timberland

The $12.5 million gain on sale of timberland in the first quarter of 2017 resulted from the sale of a 6,500-acre tree farm on the Oregon coast by Fund II for $26.5 million.

Timberland Investment Management

The Timberland Investment Management (TIM) segment manages timberland portfolios on behalf of three private equity timber funds that currently own a combined 124,000 acres of commercial timberland in western Washington, northwestern Oregon, and northern California. Total assets under management are $490 million based on the most recent appraisals and the recent Fund IV timberland acquisition values.

Fund Distributions and Fees Paid to the Partnership

Fund distributions are paid from available Fund cash, generated primarily from the harvest and sale of timber after paying all Fund expenses, management fees, and recurring capital costs. The Partnership received combined distributions from the Funds of $413,000 and $5.8 million during the three months ended March 31, 2018 and 2017, respectively. The 2017 distributions included $5.5 million from Fund II’s sale of a 6,500-acre tree farm.
The Partnership earned asset, investment, and timberland management fees from the Funds of $1.0 million and $848,000 for the three months ended March 31, 2018 and 2017, respectively. These fees, which represent a portion of the operating expenses in our Fee Timber - Funds segment (discussed above) are eliminated as the Funds are consolidated in our financial statements, as shown in the table below.
Revenue and Operating Loss

The fees earned from managing the Funds include a fixed component related to invested capital and acres owned, and a variable component related to harvest volume from the Funds’ tree farms.

Revenue and operating loss for the TIM segment for the quarters ended March 31, 2018 and 2017 were as follows:

(in thousands, except invested	Quarter Ended
capital, volume and acre data)	Mar-18	Mar-17
Revenue internal	$1,024	$848
Intersegment eliminations	(1,024)	(848)
Revenue external	$—	$—

Operating income internal	$(52)	$(225)
Intersegment eliminations	(895)	(741)
Operating loss external	$(947)	$(966)

Invested capital (in millions)	$354	$240
Acres owned by Funds	124,000	88,000
Harvest volume - Funds (MMBF), including timber deed sales	13.1	13.5

Comparing Q1 2018 to Q1 2017. TIM generated management fee revenue of $1.0 million and $848,000 from managing the Funds during Q1 2018 and Q1 2017, respectively. The increase in revenue resulted from a rise in invested capital and acres owned from the acquisition of two properties by Fund IV in Q1 2018, and was partially offset by a decrease in harvest volume during Q1 2018.

Operating expenses were similar for the quarters ended March 31, 2018, and 2017, totaling $947,000 and $966,000, respectively.

Real Estate

The Partnership’s Real Estate segment produces its revenue primarily from the sale of land within its 2,100-acre portfolio. Additional sources of revenue include sales of development rights and tracts of land from the Partnership’s timberland portfolio, together with residential and commercial property rents earned from our Port Gamble and Poulsbo properties. In addition, we may acquire and develop other properties for sale, either on our own or by partnering with other experienced real estate developers. Real Estate holdings are located in the Washington counties of Pierce, Kitsap, and Jefferson with sales of land for this segment typically falling into one of three general types:

•	Residential and commercial plat land sales represent land sold after development rights have been obtained and are generally sold with prescribed infrastructure improvements.

•	Rural residential lot sales that generally require some capital improvements such as zoning, road building, or utility access improvements prior to completing the sale.

•	The sale of unimproved land, which generally consists of larger acreage sales rather than single lot sales, is normally completed with very little capital investment prior to sale.

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

Those properties that are for sale, under contract, and management expects to sell within the next 12 months, are classified on our balance sheet as a current asset under “Land and Timber Held for Sale”. The $5.4 million amount currently in Land and Timber Held for Sale reflects properties that are under contract and expected to close between now and the end of the third quarter of 2018, comprising a commercial parcel from our Harbor Hill project in Gig Harbor, Washington.

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

Comparing Q1 2018 to Q1 2017. There were no land sales during either Q1 2018 or Q1 2017, however, in Q1 2017 we recognized $285,000 of revenue that had been deferred from lots sold in previous periods due to post-closing obligations. The $60,000 increase in rentals and other revenue is due primarily to development and asset management fees related to our joint venture project on Bainbridge Island, Washington. Real Estate operating expenses were $920,000 and $1.2 million during Q1 2018 and Q1 2017, respectively. The decrease in operating expenses is due primarily to lower professional fees in connection with planning and development for a number of properties, as well as reduced personnel costs resulting from fewer personnel in the Real Estate segment in 2018 as the Harbor Hill project progresses towards completion. These factors resulted in an operating loss of $934,000 for Q1 2018 compared to $1.2 million for Q1 2017.

Real Estate revenue and gross margin are summarized in the table below for the three months ended March 31, 2018 and 2017:

(in thousands, except units sold and per unit amounts)
For the three months ended:
Description	Revenue	Gross Margin
Rentals and other	308	(14)
March 31, 2018 total	$308	$(14)

Residential land sales *	$285	$49
Rentals and other	248	(82)
March 31, 2017 total	$533	$(33)
* Represents revenue recognized in the current period from lots sold in previous periods.

Environmental Remediation
As disclosed previously, we have a liability for environmental remediation at Port Gamble, Washington, due to contamination that occurred in Port Gamble prior to our 1985 acquisition of the property from Pope & Talbot, Inc. We have adjusted that liability from time to time based on evolving circumstances. The required remediation in Port Gamble Bay was completed in January 2017. We are working with DOE to formulate the design of the millsite cleanup, which we expect to result in a consent decree and CAP specific to the millsite. We expect the design of the millsite cleanup to be substantially completed by approximately the end of 2018. Accordingly, it is reasonably possible that the accrual for the millsite component of the liability may increase in 2018 as the design of the millsite cleanup progresses. The bulk of the millsite cleanup activity is expected to occur in 2019.

Certain environmental laws allow state, federal, and tribal trustees (collectively, the Trustees) to bring suit against property owners to recover damages for injuries to natural resources. Like the liability that attaches to current property owners in the cleanup context, liability for natural resource damages (NRD) can attach to a property owner simply because an injury to natural resources resulted from releases of hazardous substances on that owner’s property, regardless of culpability for the release. In the case of Port Gamble, the Trustees are alleging that the Partnership has NRD liability because of releases that occurred on its property. We have been in discussions with the Trustees regarding their claims and the alleged conditions in Port Gamble Bay, and have also been discussing restoration alternatives that might address the damages the Trustees allege. Discussions with the Trustees may result in an obligation for us to fund NRD restoration activities and past assessment costs that are greater than we have estimated, and it is reasonably possible that this component of the liability may increase. We expect to update our estimate of the NRD liability, or range of liability, during the next twelve months.

In addition to the millsite cleanup and NRD components of the project, costs may still change as a result of unforeseen conditions. For example, as we transition to the maintenance and monitoring phases of the project, conditions may arise that require corrective action, and monitoring protocols may change over time. In addition, extreme weather events could cause damage to caps that would need to be repaired. These factors could result in additional costs.
Should any future circumstances result in a change to the estimated cost of the project, we will record an appropriate adjustment to the liability in the period it becomes known and when we can reasonably estimate the amount.

General and Administrative (G&A)

G&A expenses were relatively stable at $1.6 million and $1.7 million in the first quarters of 2018 and 2017, respectively. The decrease is primarily due to lower personnel costs, particularly incentive compensation.

Interest Expense, Net

	Three Months Ended March 31,
(in thousands)	2018	2017
Interest income - Partnership	$35	$2
Interest expense - Partnership	(676)	(558)
Interest expense - Funds	(576)	(570)
Capitalized interest - Partnership	73	116
Interest expense, net	$(1,144)	$(1,010)

The increase in interest income is due to interest on the note receivable from the sale in December 2017 of an 11-acre parcel from our Harbor Hill project to the City of Gig Harbor.
The Partnership’s and Fund III’s debt arrangements with Northwest Farm Credit Services (NWFCS) are included in the latter’s patronage program, which rebates a portion of interest paid in the prior year back to the borrower. This NWFCS patronage program is a feature common to most of this lender’s loan agreements. The patronage program reduced interest expense by $329,000 and $314,000 for Q1 2018 and Q1 2017, respectively. The increases in both interest expense and patronage are due to higher debt balances in 2018.
Capitalized interest decreased from 2017 to 2018 due to the reduction in basis from 2017 due to completed construction activity at Harbor Hill.

Income Tax

The Partnership and Funds recorded combined income tax expense of $98,000 and $56,000 for Q1 2018 and Q1 2017, respectively.

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

Noncontrolling interests

The line item “Net and comprehensive (income) loss attributable to noncontrolling interests - ORM Timber Funds” represents the combination of the portions of the net income or loss for the Funds which are attributable to third-party owners: 80% for Fund II, 95% for Fund III, and 85% for Fund IV.

We also have an interest in an unconsolidated real estate joint venture, a portion of which is attributable to third-party owners. There was no income or loss from that joint venture for the first quarters of 2018 or 2017.

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

The Partnership’s debt consists of mortgage debt with fixed and variable interest rate tranches and operating lines of credit with Northwest Farm Credit Services (NWFCS). The mortgage debt at March 31, 2018 includes $51.8 million in term loans with NWFCS structured in five tranches that mature from 2019 through 2028, and is collateralized by portions of the Partnership’s timberland. Our commercial office building in Poulsbo, Washington is collateral for a $2.4 million loan from NWFCS that matures in 2023. We also have available a $31.0 million facility with NWFCS structured as a revolving credit facility through December 31, 2019, after which it converts to a term loan with multiple tranches that have an ultimate maturity in July 2027. At March 31, 2018, $14.5 million was outstanding under this facility at a variable rate based on the one-month LIBOR rate plus 1.85%. Our $20.0 million operating line of credit matures April 1, 2020, and we had $20.0 million drawn as of March 31, 2018. The line of credit carries a variable interest rate that is based on the one-month LIBOR rate plus 1.50%.

These debt agreements contain covenants that are measured either quarterly or annually, consisting of the following:
•a minimum interest coverage ratio of 3:1;

•	a maximum debt-to-total-capitalization ratio of 30%, with total capitalization calculated using fair market (vs. carrying) value of timberland, roads and timber; and

•	a maximum debt-to-appraised value of collateral of 50%.

The Partnership is in compliance with these covenants as of March 31, 2018, and expects to remain in compliance for at least the next twelve months.

Mortgage debt within the Funds is collateralized by Fund properties only, with no recourse to the Partnership. Fund II has a timberland mortgage comprised of two fixed rate tranches totaling $25.0 million with MetLife Insurance Company. The tranches are non-amortizing and collateralized by a portion of Fund II’s timberland portfolio, with both tranches maturing in September 2020. The loans allow for, but do not require, annual principal payments of up to 10% of outstanding principal without incurring a make-whole premium. Fund III has a timberland mortgage comprised of two fixed rate tranches totaling $32.4 million with NWFCS. The mortgage is non-amortizing and collateralized by a portion of Fund III’s timberland, with an $18.0 million tranche maturing in December 2023 and a $14.4 million tranche maturing in October 2024.

Fund II’s mortgage contains a requirement to maintain a loan-to-value ratio of less than 50%, with the denominator defined as fair market value. Fund III’s mortgage contains covenants, measured annually, that requires Fund III to maintain a debt coverage ratio of 1:1 and not exceed a debt-to-appraised value of collateral of 50%. Fund II and Fund III are in compliance with these covenants as of March 31, 2018, and we expect they will remain in compliance for at least the next twelve months.

The $1.2 million decrease in cash generated for the three months ended March 31, 2018 compared to March 31, 2017 is explained in the following table:

	Three Months Ended March 31,
(in thousands)	2018	Change	2017
Cash provided by operating activities	$10,672	$7,948	$2,724

Investing activities
Reforestation and roads	(892)	(557)	(335)
Capital expenditures	(274)	(251)	(23)
Proceeds from sale of property and equipment	4	(7)	11
Acquisition of timberland - Partnership	(4,626)	325	(4,951)
Acquisition of timberland - Funds	(108,379)	(108,379)	—
Proceeds from sale of timberland - Funds	—	(26,444)	26,444
Cash provided by (used in) investing activities	(114,167)	(135,313)	21,146
Financing activities
Line of credit borrowings	19,800	9,800	10,000
Line of credit repayments	(1,500)	5,500	(7,000)
Repayment of long-term debt	(31)	(1)	(30)
Debt issuances costs	—	7	(7)
Units issued under distribution reinvestment plan	59	59	—
Unit repurchases	(292)	(292)	—
Payroll taxes paid upon unit net settlements	(102)	(8)	(94)
Cash distributions to unitholders	(3,052)	6	(3,058)
Cash distributions to fund investors, net of distributions to Partnership	(3,481)	19,602	(23,083)
Capital call - ORM Timber Funds, net of Partnership contribution	92,280	91,455	825
Cash provided by (used in) financing activities	103,681	126,128	(22,447)
Net increase (decrease) in cash and restricted cash	$186	$(1,237)	$1,423

The increase in cash from operating activities of $7.9 million resulted primarily from a 33% increase in timber harvest volume, a 27% rise in average log price realizations, lower Real Estate project expenditures, and lower environmental remediation expenditures.

Cash from investing activities during 2018 decreased by $135.3 million compared to 2017 due primarily to the acquisition of a two tree farms by the Fund IV in January 2018. In addition, Fund II sold one of its tree farms in January 2017.

Cash from financing activities increased in the current year by $126.1 million due primarily to capital calls for Fund IV’s two tree farm acquisitions, net borrowings under credit facilities, and the 2017 distribution of the net proceeds from the sale of one of Fund II’s tree farms to that fund’s investors which had no counterpart in 2018.

Seasonality

Fee Timber - Partnership and Funds.  The elevation and terrain characteristics of our timberlands are such that we can conduct harvest operations virtually year-round on a significant portion of our tree farms. Generally, we concentrate our harvests from these areas in those months when weather limits operations on other properties, thus taking advantage of reduced competition for log supply to our customers and improving prices realized. As such, on a combined basis, the pattern of quarterly volumes harvested is flatter than would be the case if looking at one tree farm in isolation. However, this pattern may not hold true during periods of comparatively strong log prices, when we may accelerate harvest volume, or soft log prices, when we may defer harvest volume. In addition, our quarterly harvest patterns may be impacted by severe weather or fire conditions.

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

Real Estate. While Real Estate results are not expected to be seasonal, the nature of the activities in this segment will likely result in periodic large transactions that will have significant positive impacts on both revenue and operating income of the Partnership in periods in which these transactions close, and relatively limited revenue and operating income in other periods. While the variability of these results is not primarily a function of seasonal weather patterns, we do expect to see some seasonal fluctuations in this segment because of the general effects of weather on Pacific Northwest development activities.

Capital Expenditures and Commitments

Capital expenditures, excluding timberland acquisitions, for the full year 2018 are projected to be approximately $10.4 million. The most significant expenditures relate to finishing residential lots for sale to merchant homebuilders in our Harbor Hill project, and reforestation and roads. The following table presents our capital expenditures by major category on a year-to-date basis and what we expect for the remainder of the year:

		2018
	March 31 YTD	Remainder of Year	Total
in millions
Harbor Hill project development	$0.3	$5.0	$5.3
Reforestation and roads - Partnership	0.5	1.1	1.6
Reforestation and roads - Funds	0.4	1.3	1.7
Other	0.2	1.6	1.8
	$1.4	$9.0	$10.4

ACCOUNTING MATTERS

Critical Accounting Estimates

An accounting estimate is deemed to be critical if it requires us to make assumptions about matters that are highly uncertain at the time the accounting estimate is made, and also if different estimates that we reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on the presentation of the Company’s financial condition, changes in financial condition, or results of operations. The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain amounts reported in the financial statements and related disclosures. Actual results could differ from these estimates and assumptions. Management believes its most critical accounting policies and estimates relate to the cost allocation of purchased timberland, timber depletion, and environmental remediation liabilities.

For a further discussion of our critical accounting estimates, see Accounting Matters in the Management Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2017. See also note 2 to the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The consolidated fixed-rate debt outstanding had a fair value of approximately $103.1 million and $104.6 million at March 31, 2018 and December 31, 2017, respectively, based on the prevailing interest rates for similar financial instruments. A change in interest rate on fixed-rate debt will affect the fair value of debt, whereas a change in the interest rate on variable-rate debt will affect interest expense and cash flows payable by the Partnership. A hypothetical 1% change in prevailing interest rates would change the fair value of fixed-rate long-term debt obligations by $2.8 million and result in a $445,000 change in annual interest expense from our variable-rate debt. We are not subject to material foreign currency risk, derivative risk, or similar uncertainties.

ITEM 4. CONTROLS AND PROCEDURES

The Partnership’s management maintains a system of internal control over financial reporting, which management views as adequate to promote the timely identification and reporting of material, relevant information. Those controls include (1) requiring executive management and all managers in accounting roles to sign and adhere to a Code of Conduct and (2) implementation of a confidential hotline for employees to contact the Audit Committee directly with financial reporting concerns. Additionally, the Partnership’s senior management team meets regularly to discuss significant transactions and events affecting the Partnership’s operations and to assess the effectiveness of the Partnership’s internal control over financial reporting. The Partnership’s principal executive and principal financial officers lead these meetings and consider whether topics discussed represent information that should be disclosed under generally accepted accounting principles and the rules of the SEC. The Board of Directors of the Partnership’s general partner includes an Audit Committee. The Audit Committee reviews the earnings release and all reports on Form 10-Q and 10-K prior to their filing. The Audit Committee is responsible for hiring the Partnership’s external auditors and meets with those auditors at least four times each year, including regularly scheduled executive sessions outside the presence of management.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, the Partnership may be subject to legal proceedings and claims that may have a material adverse impact on its business. Management is not aware of any current legal proceedings or claims that are expected to have, individually or in the aggregate, a material adverse impact on our business, prospects, financial condition or results of operations.

As we have disclosed previously, we have filed suit against the Washington State Department of Natural Resources (DNR) seeking contribution to cleanup costs for the environmental remediation of the Port Gamble site. On May 2, 2017, the Washington State Supreme Court granted review of the Court of Appeals’ December 2016 ruling in our favor that holds DNR liable under Washington’s Model Toxics Control Act as an owner or operator of the site. Oral arguments were presented on September 26, 2017. The Supreme Court’s ruling is anticipated in the second quarter of 2018.

In 2015, the Partnership filed a lawsuit seeking coverage under Pope & Talbot’s (P&T) insurance policies at the time it acquired the Port Gamble site from P&T. Pursuant to an order from P&T’s bankruptcy court, the Partnership later amended its complaint to add claims against P&T and P&T’s historical liability insurers. The Partnership is seeking to obtain a judgment against P&T and to enforce that judgment against any applicable insurance coverage available through P&T’s carriers. The litigation is currently pending in King County Superior Court.

ITEM 1A. RISK FACTORS
Risks Related to Our Industry and Our Markets

Our Fee Timber - Partnership and Fee Timber - Funds segments are sensitive to demand and price issues relating to our sales of logs in both domestic and foreign markets. We generate fee timber revenue in these segments primarily by selling softwood logs to domestic mills and to third-party intermediaries who resell them to the export market. The domestic market for logs in our operating area depends heavily on U.S. housing starts. The U.S. housing market has been in recovery for several years, but to the extent this recovery should stall, such a turn of events could have a negative impact on our operating results. For example, interest rates are widely expected to rise in the coming periods. Should this occur, it could have a negative impact on the U.S. housing market. Similarly, the impact of the 2017 Tax Cuts and Jobs Act on housing starts cannot readily be determined. Demand from export markets for Pacific Northwest logs are affected by fluctuations in the economies of the United States, Japan, China, and to a lesser degree, Korea; the foreign currency exchange rate between the currencies of these Asian countries and the U.S. dollar; and by ocean transportation costs. Further, the prices we realize for our logs depend in part upon competition, including the supply of logs from Canada that can be impacted by fluctuations in currency exchange rates and trade relations between the U.S., Canada, and China. The U.S. recently announced tariffs on lumber imported from Canada, with the intention of making U.S.-sourced lumber more competitive. An indirect effect of the tariffs could be support for U.S. log prices.

Our Fee Timber - Partnership, Fee Timber - Funds, and Timberland Investment Management (TIM) segments are highly dependent upon sales of commodity products. Revenue from our forestry operations are widely available from producers in other regions of the United States, as well as Canada and a number of other countries. We do not normally hedge against the financial risks associated with this condition. We are therefore subject to risks associated with the production of commonly available products, such that an increase in supply from abroad as a result of overproduction by competitors in other nations or as a result of changes in currency exchange rates, may reduce the demand for our products in some or all of the markets in which we do business. A bilateral agreement between the United States and Canada, called the Softwood Lumber agreement, had been intended to help manage potentially harmful effects of international competition between our countries, but that agreement expired in October 2015. In December 2017, the U.S. International Trade Commission (ITC) ruled that the U.S. lumber industry was injured by Canadian lumber imports. The final ruling resulted in countervailing duties (CVD) and anti-dumping duties (ADD) on Canadian lumber shipments to the U.S. The expected net effect of these CV/AD duties is upward price pressure for sawlog producers in the Pacific Northwest, though management cannot predict accurately the precise effects. Similarly, we have seen or may experience an increase in supply or a reduction in demand as a result of international tensions or competition that is beyond our control and that may not be predictable.

We are subject to statutory and regulatory restrictions that currently limit, and may increasingly limit, our ability to generate income and cash flow. Our ability to grow and harvest timber can be impacted significantly by legislation, regulations, or court rulings that restrict or stop forest practices. For example, events that focus media attention upon natural disasters and damage to timberlands have at various times brought increasing public attention to forestry practices. Similarly, certain activist groups in Oregon are likely to continue to register ballot initiatives that would eliminate clearcutting, which is the predominant harvest practice across our geographic region. These and other activists also have proposed, and can be expected to continue proposing, bans on pesticides and various methods of applying pesticides, and attempt to inhibit other practices that are commonly used to promote efficient, sustainable forestry practices. While these initiatives have thus far failed to gain traction, such initiatives, alone or in combination, may limit the portion of our timberlands that is eligible for harvest, may make it more expensive or less efficient to harvest all or certain portions of our timberlands, or may restrict other aspects of our operations. Additional regulations, whether or not adopted in response to such events, may make it more difficult or expensive for us to harvest timber and may reduce the amount of harvestable timber on our properties. These and other restrictions on logging, planting, road building, fertilizing, managing competing vegetation, and other activities can increase the cost or reduce available inventory thereby reducing income and cash flow. Any such additional restrictions would likely have a similar effect on our TIM operations. We cannot offer assurances that we will not be alleged to have failed to comply with these regulations, or we may face a reduction in revenues or an increase in costs as a result of complying with newly adopted statutes, regulations and court or administrative decisions. These claims may take the form of individual or class action litigation, regulatory or enforcement proceedings, or both. Any such claims could result in substantial defense costs and divert management’s attention from the ongoing operation of our business, and if any such claims were successful, may result in substantial damage awards, fines, or civil penalties.

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

Our businesses are highly dependent upon domestic and international macroeconomic factors. Both our timberland operations and our real estate operations are highly influenced by housing markets. Our Fee Timber - Partnership, Fee Timber - Funds, and TIM segments depend upon housing and construction markets in the United States and in other Pacific Rim countries, and our geographic concentration in the Pacific Northwest increases our exposure to economic, labor, and shipping risks that are tied to this particular area. Similarly, our Real Estate segment depends upon a highly localized demand in the Puget Sound region of western Washington. Factors that affect these markets will have a disproportionate impact on our business, and may be difficult or impossible to predict or estimate accurately.

We face increasing competition from engineered and recycled products. Our Fee Timber - Partnership, Fee Timber - Funds, and TIM segments derive substantially all of their revenues from the market for softwood logs and wood products derived from them. Recent years have witnessed the emergence of plastic, fiberglass, wood composite, and recycled products, as well as metal products in certain industries, that may have the effect of reducing demand for our products. As these products evolve, and as other competitive products may be developed, we may face a decline in log price realizations that would have an adverse impact on our revenues, earnings, cash flow, and the value of our assets.

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

Management continues to monitor the Port Gamble cleanup processes closely. The $4.8 million remediation accrual as of March 31, 2018, represents our current estimate of the remaining cleanup cost and most likely outcome to various contingencies, though it is reasonably possible that the millsite cleanup and NRD components of the liability may increase. These estimates are predicated upon a variety of factors, including the actual amount of the ultimate cleanup costs. The liability is based upon a number of estimates and judgments that are subject to change as the project progresses. There may be additional litigation costs if we cannot reach a settlement with DNR, and the outcome of any such litigation is uncertain. The filing of the CD limits our legal exposure for matters covered by the decree, but does not eliminate it entirely. DOE reserves the right to reopen the CD if new information regarding factors previously unknown to the agency requires further remedial action. While unlikely, a reopening of the CD may result in adverse financial impacts and may have the effect of distracting management and other key personnel from the day to day operation of our business. These factors, alone or in combination with other challenges, may have a material adverse effect upon our assets, income, cash flow, and operations.

Our leverage may give rise to additional risks. The Partnership’s total outstanding debt was $88.7 million at March 31, 2018, of which $44.5 million bears interest at variable rates, with the remaining balance at fixed rates. This debt, particularly that portion that carries variable interest rates, exposes us to certain additional risks, including the possibility that we may face additional interest expense, particularly in an economic environment that includes rising interest rates, as are expected in the United States in coming periods. In addition, generally speaking, an increase in our indebtedness may limit our ability to defer timber harvests and potentially restricts our flexibility to take advantage of other investment opportunities that might otherwise benefit our business. In extreme cases, we could be placed in a position in which we default under one or more of our credit arrangements, which could require us to pledge additional portions of our timberland as collateral for our indebtedness or which might require us to take other actions or expose us to other remedies that could have a material adverse effect upon our assets, operations, or business.

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

Our operations are geographically concentrated, and we may face greater impacts from localized events than would more geographically diverse timber companies. Because our operations are conducted exclusively west of the Cascade Mountains of the Pacific Northwest, between northern California and the Canadian border, regionalized events and conditions may have a more pronounced impact upon our operations than they might upon a more geographically diverse timber company. For example, disease and insect infestations tend to be local or regional in scope, and because our Fee Timber and TIM businesses are geographically concentrated, events of this nature may affect our operations more significantly than they might a similarly situated company whose operations are more widely dispersed. Similarly, because the vast majority of our Real Estate operations are limited to the Puget Sound region of western Washington, regional impacts such as growth patterns, weather patterns, and natural disasters, as well as socio-political events such as environmental and land use initiatives, may disproportionately affect that segment more significantly than a company whose operations are less concentrated.

Consolidation of sawmills in our geographic operating area may reduce competition among our customers, which could adversely affect our log prices. In the past we have experienced, and may continue to experience, consolidation of sawmills and other wood products manufacturing facilities in the Pacific Northwest. Because a portion of our cost of sales in our Fee Timber segments consists of transportation costs for delivery of logs to domestic sawmills, it could become increasingly expensive to transport logs over longer distances for sales in domestic markets. As a result, a reduction in the number of sawmills, or in the number of sawmill operators, may reduce competition for our logs, increase transportation costs, or both. These consolidations thus may have a material adverse impact upon our Fee Timber segments’ revenue, income, or cash flow and, as those segments have traditionally represented our largest business unit, upon our results of operation and financial condition as a whole. Any such material adverse impact on timber revenue, income, and cash flow as a result of regional mill consolidations will also indirectly affect our TIM segment in the context of raising capital for investment in Pacific Northwest-based timber funds.

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

We and our customers are dependent upon active credit markets to fund operations. We sell logs from our Fee Timber segments to mills and log brokers that, in most circumstances, rely upon an active credit market to fund their operations. Our Real Estate sales are also often dependent upon credit markets in order to fund acquisitions. To the extent borrowing restrictions impinge on customers’ access to debt, we expect those customers to respond by reducing their expenditures, and those reductions may have the effect of directly reducing our revenues and of indirectly reducing the demand for our products. Any such outcomes could materially and adversely impact our results of operations, cash flows, and financial condition.

We may incur losses as a result of natural disasters that may occur on our properties. Forests are subject to a number of natural hazards, including damage by fire, severe windstorms, insects, disease, flooding, and landslides. Changes in global climate conditions may intensify these natural hazards. Severe weather conditions and other natural disasters can also reduce the productivity of timberlands and disrupt the harvesting and delivery of forest products. While damage from natural causes is typically localized and would normally affect only a small portion of our timberlands at any one time, these hazards are unpredictable and losses might not be so limited. Consistent with the practices of other large timber companies, we do not maintain insurance against loss of standing timber on our timberlands due to natural disasters. However, we do carry fire insurance on approximately 11% of our Combined timberland acres.

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

We have a limited market capitalization and a relatively low historic trading volume, as a result of which the trading prices of our units may be more volatile than would an investment in a more liquid security. Our relatively small public float and our limited trading volume may, in some instances, make trading in our units more volatile, as a result of which our price may deviate more significantly, and opportunities to buy or sell our units may be more limited, than investors might experience with a more liquid security. This circumstance may be magnified during times of significant or prolonged selling pressure on our securities. Further, we are simultaneously maintaining both a distribution reinvestment plan, which may have the effect of increasing the number of outstanding units, and a unit repurchase plan, which has had and may continue to have the effect of reducing the number of outstanding units. These factors together make it difficult to predict the effect, if any, on our liquidity or our market capitalization.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) - (e) None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Units Purchased	(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs

January 2018	1,557	$71.24	1,557	$1,084,000
February 2018	1,549	$69.70	1,549	$976,000
March 2018	1,019	$71.08	1,019	$903,000
(1) Units purchased pursuant to plan adopted under Rule 10b5-1 of the Securities Exchange Act of 1934 and announced publicly on May 30, 2017, and extended and expanded on December 7, 2017. The plan allows for the repurchase of units with an aggregate value of up to $2.5 million through December 7, 2018.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

There have been no material changes in the procedures for shareholders of the Partnership’s general partner to nominate directors to the board.

ITEM 6. Exhibits

Exhibits.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished with this report in accordance with SEC Rel. No. 33-8238).

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished with this report in accordance with SEC Rel. No. 33-8238).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 8, 2018.

POPE RESOURCES,
A Delaware Limited Partnership

By:	POPE MGP, Inc.
Managing General Partner

By: /s/ Thomas M. Ringo
Thomas M. Ringo
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Daemon P. Repp
Daemon P. Repp
Director of Finance
(Principal Financial Officer)

By: /s/ Sean M. Tallarico
Sean M. Tallarico
Controller
(Principal Accounting Officer)