Form 10-Q
period 2018-06-30
POPE RESOURCES LTD PARTNERSHIP
filed 2018-08-08
CIK 784011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Partnership units outstanding at July 31, 2018: 4,356,070

Pope Resources
Index to Form 10-Q Filing
For the Six Months Ended June 30, 2018

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
Pope Resources, a Delaware Limited Partnership
June 30, 2018 and December 31, 2017
(in thousands)

	2018	2017
ASSETS
Current assets
Partnership cash	$937	$1,788
ORM Timber Funds cash	3,320	1,636
Cash	4,257	3,424
Restricted cash	1,026	1,860
Total cash and restricted cash	5,283	5,284
Accounts receivable, net	3,879	6,427
Contract assets	6,514	—
Land held for sale	10,734	5,728
Prepaid expenses and other current assets	1,401	591
Total current assets	27,811	18,030
Properties and equipment, at cost
Timber and roads	362,311	267,662
Timberland	69,115	55,056
Land held for development	15,470	19,311
Buildings and equipment, net of accumulated depreciation (2018 - $7,989; 2017 - $7,833)	5,521	5,306
Total property and equipment, at cost	452,417	347,335
Other assets	8,878	15,308
Total assets	$489,106	$380,673

LIABILITIES, PARTNERS’ CAPITAL AND NONCONTROLLING INTERESTS
Current liabilities
Accounts payable	$1,313	$2,430
Accrued liabilities	3,120	4,451
Current portion of long-term debt - Partnership	126	123
Deferred revenue	451	197
Current portion of environmental remediation liability	2,394	2,160
Other current liabilities	1,078	401
Total current liabilities	8,482	9,762
Long-term debt, net of unamortized debt issuance costs and current portion - Partnership	89,796	70,037
Long-term debt, net of unamortized debt issuance costs - Funds	57,302	57,291
Environmental remediation and other long-term liabilities	4,712	2,957
Partners’ capital and noncontrolling interests
General partners' capital (units issued and outstanding 2018 - 60; 2017 - 60)	1,034	1,028
Limited partners' capital (units issued and outstanding 2018 - 4,258; 2017 - 4,251)	63,414	63,519
Noncontrolling interests	264,366	176,079
Total partners’ capital and noncontrolling interests	328,814	240,626
Total liabilities, partners’ capital and noncontrolling interests	$489,106	$380,673
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
Pope Resources, a Delaware Limited Partnership
Six Months Ended June 30, 2018 and 2017
(in thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue	$27,912	$15,891	$52,899	$33,236
Cost of sales	(14,575)	(8,979)	(26,875)	(20,180)
Operating expenses	(5,225)	(4,514)	(9,334)	(8,776)
Environmental remediation expense	(2,900)	—	(2,900)	—
General and administrative expenses	(1,403)	(1,405)	(3,024)	(3,106)
Gain on sale of timberland	—	—	—	12,503
Income from operations	3,809	993	10,766	13,677

Interest expense, net	(1,248)	(1,117)	(2,392)	(2,127)

Income (loss) before income taxes	2,561	(124)	8,374	11,550
Income tax expense	(29)	(3)	(127)	(59)
Net and comprehensive income (loss)	2,532	(127)	8,247	11,491

Net and comprehensive (income) loss attributable to noncontrolling interests - ORM Timber Funds	(2,391)	285	(2,388)	(7,963)
Net and comprehensive loss attributable to noncontrolling interests - Real Estate	58	—	58	—
Net and comprehensive income attributable to unitholders	$199	$158	$5,917	$3,528

Allocable to general partners	$3	$2	$82	$49
Allocable to limited partners	196	156	5,835	3,479
Net and comprehensive income attributable to unitholders	$199	$158	$5,917	$3,528

Basic and diluted earnings per unit attributable to unitholders	$0.04	$0.03	$1.35	$0.80

Basic and diluted weighted average units outstanding	4,320	4,327	4,320	4,326

Distributions per unit	$0.70	$0.70	$1.40	$1.40
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL AND NONCONTROLLING INTERESTS (Unaudited)
Pope Resources, a Delaware Limited Partnership
Six Months Ended June 30, 2018
(in thousands, except unit amounts)

		Attributable to Pope Resources
	Units	General Partners	Limited Partners	Noncontrolling Interests	Total
December 31, 2017	4,311,065	$1,028	$63,519	$176,079	$240,626
Net income	—	82	5,835	2,330	8,247
Cash distributions	—	(85)	(6,018)	(6,323)	(12,426)
Capital call	—	—	—	92,280	92,280
Equity-based compensation	15,781	10	712	—	722
Units issued under distribution reinvestment plan	1,687	—	120	—	120
Unit repurchases	(9,116)	—	(653)	—	(653)
Payroll taxes paid on unit net settlements	(1,466)	(1)	(101)	—	(102)
June 30, 2018	4,317,951	$1,034	$63,414	$264,366	$328,814

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Pope Resources, a Delaware Limited Partnership
Six Months Ended June 30, 2018 and 2017 (in thousands)

	2018	2017
Net income	$8,247	$11,491
Adjustments to reconcile net income to net cash provided by operating activities
Depletion	14,141	8,485
Equity-based compensation	722	784
Depreciation and amortization	285	252
Deferred taxes and other	40	44
Cost of land sold	75	301
Gain on sale of timberland - Funds	—	(12,503)
Gain on disposal of property and equipment	(4)	(3)
Cash flows from changes in operating accounts
Accounts receivable, net	2,547	936
Prepaid expenses, contract assets, and other assets	(6,966)	5,356
Real estate project expenditures	(1,232)	(4,294)
Accounts payable and accrued liabilities	(2,447)	(1,031)
Deferred revenue	254	(47)
Environmental remediation accruals	2,900	—
Environmental remediation payments	(885)	(4,280)
Other current and long-term liabilities	652	129
Net cash provided by operating activities	18,329	5,620

Cash flows from investing activities
Reforestation and roads	(1,861)	(1,109)
Capital expenditures	(462)	(92)
Proceeds from sale of property and equipment	4	30
Investment in unconsolidated real estate joint venture	(250)	—
Acquisitions of timberland - Partnership	(6,355)	(4,951)
Acquisitions of timberland - Funds	(108,364)	—
Proceeds from sale of timberland - Funds	—	26,444
Net cash provided by (used in) investing activities	(117,288)	20,322

Cash flows from financing activities
Line of credit borrowings	24,300	18,507
Line of credit repayments	(4,500)	(8,000)
Repayment of long-term debt	(61)	(5,059)
Debt issuance costs	—	(77)
Proceeds from unit issuances - distribution reinvestment plan	120	—
Unit repurchases	(653)	(57)
Payroll taxes paid on unit net settlements	(102)	(94)
Cash distributions to unitholders	(6,103)	(6,115)
Cash distributions - ORM Timber Funds, net of distributions to Partnership	(6,323)	(23,937)
Capital call - ORM Timber Funds, net of Partnership contribution	92,280	825
Net cash provided by (used in) financing activities	98,958	(24,007)

Net increase in cash and restricted cash	(1)	1,935
Cash and restricted cash at beginning of period	5,284	2,937
Cash and restricted cash at end of period	$5,283	$4,872
See accompanying notes to condensed consolidated financial statements.

POPE RESOURCES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2018

1.
The condensed consolidated balance sheets as of June 30, 2018, and December 31, 2017, and the related condensed consolidated statements of comprehensive income (loss) for the three- and six-month periods, and partners’ capital and cash flows for the six-month periods, ended June 30, 2018, and 2017, have been prepared by Pope Resources, A Delaware Limited Partnership (the “Partnership”), pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The financial information as of December 31, 2017, is derived from the Partnership’s audited consolidated financial statements and notes thereto for the year ended December 31, 2017, and should be read in conjunction with such financial statements and notes. The results of operations for the interim periods are not indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2018.

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

3.
Effective January 1, 2018, the Partnership adopted Topic 606, Revenue from Contracts with Customers. For revenue from the Partnership Timber and Funds Timber segments, which consists primarily of the sale of logs, there were no changes to the timing or amount of revenue recognized because contracts are legally enforceable, the transaction price is fixed, and performance is completed and control transfers at a point in time, typically when risk of loss and title passes to the customer. Similarly, no changes were identified to the timing or amount of revenue recognized from certain components of other revenue in these segments, including commercial thinning, royalties from gravel mines and quarries, and land use permits. For timber deed sales, the timing of revenue recognition was accelerated under the new standard to the effective date of the contract, whereas under the previous revenue recognition guidance the revenue was generally recognized when the timber was harvested by the customer. Under Topic 606, revenue recognized from timber deed sales, in the quarter and six months ended June 30, 2018, was $7.5 million greater than it would have been under the previous revenue recognition accounting standards. For the Real Estate segment, this new standard may result in accelerating the recognition of revenue for performance obligations that are satisfied over time, which generally consist of construction and landscaping activity in common areas completed after transaction closing. The Partnership adopted this standard using the cumulative effect transition method applied to uncompleted contracts as of the date of adoption. The Partnership, however, had no uncompleted contracts at the date of adoption. Accordingly, the adoption of this standard did not have a cumulative effect on the Partnership’s consolidated financial statements.

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

Included in “Accounts receivable, net” are $3.0 million and $4.4 million of receivables from contracts with customers as of June 30, 2018, and December 31, 2017, respectively. Significant changes in the contract asset balance during the period were as follows, and there were no contract liabilities as of June 30, 2018, and December 31, 2017:

Contract assets, January 1, 2018	$—
Revenue recognized from the satisfaction of performance obligations	8,865
Transferred to receivables from contract assets	(2,351)
Contract assets, June 30, 2018	$6,514

The contract assets in the table above represent rights to consideration for timber deeds transferred to the customer, and are related to the Funds Timber segment. These contracts provide the customer the legal right to harvest timber on the Funds’ property. The value of a timber deed contract is determined based on the estimated timber volume by tree species multiplied by the contracted price. The contract consideration is considered variable because the timber volume is an estimate until the harvest is completed. The contract assets are transferred to receivables when the rights to consideration become unconditional, which occurs at harvest. Customers may harvest the timber at their discretion, within a time period and operational parameters stated in the contract.

The following is a description of principal activities, separated by reportable segments, from which the Partnership generates its revenue.

Partnership Timber and Funds Timber

Log sale revenue in these two segments is recognized when control is transferred and title and risk of loss passes to the buyer, which typically occurs when logs are delivered to the customer. Revenue in these two segments is earned primarily from the harvest and sale of logs from the Partnership’s and Funds’ timberland. Other revenue in these segments is generated from the sale of rights to harvest timber (timber deed sales), commercial thinning, ground leases for cellular communication towers, royalties from gravel mines and quarries, and land use permits. Timber deed sales are generally structured so that the customer pays a contracted price per volume, measured in thousands of board feet (MBF), and revenue is recognized when control is transferred to the customer, which generally occurs on the effective date of the contract. Commercial thinning consists of the selective cutting of timber stands that have not yet reached optimal harvest age. However, this timber does have some commercial value and revenue is based on the volume harvested. Royalty revenue from gravel mines and quarries is recognized monthly based on the quantity of material extracted.

The following table presents log sale and other revenue for the quarters and six months ended June 30, 2018 and 2017:

(in thousands)	Quarter ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Partnership Timber
Log sale revenue	$5,039	$7,710	$19,674	$16,387
Other revenue	531	459	1,034	888
Total revenue	$5,570	$8,169	$20,708	$17,275

Funds Timber
Log sale revenue	$8,494	$6,630	$18,003	$14,232
Timber deed sale revenue	8,865	638	8,865	710
Other revenue	558	5	590	37
Total revenue	$17,917	$7,273	$27,458	$14,979

Timberland Investment Management (TIM)

Fee revenue generated by the TIM segment for managing the Funds includes fixed components related to invested capital and acres under management, and a variable component related to harvest volume from the Funds’ tree farms. These fees, which represent an expense in the Funds Timber segment, are eliminated in consolidation. The TIM segment occasionally earns revenue from providing timberland management-related consulting services to third-parties and recognizes such revenue as the related services are provided.

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

The following table breaks down revenue for the Real Estate segment for the quarters ended June 30, 2018 and 2017:

	Quarter ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

Development rights (CE)	$3,730	$—	$3,730	$—
Residential land sales	151	170	151	455
Unimproved land	125	—	125	—
Total land sales	4,006	170	4,006	455
Rentals and other	419	279	727	527
Total revenue	$4,425	$449	$4,733	$982

4.
The Partnership has two general partners: Pope MGP, Inc. and Pope EGP, Inc. In total, these two entities own 60,000 partnership units. The allocation of distributions, profits, and losses among the general and limited partners is pro rata across all units outstanding.

5.
ORM Timber Fund II, Inc. (Fund II), ORM Timber Fund III (REIT) Inc. (Fund III), and ORM Timber Fund IV LLC (Fund IV), collectively “the Funds”, were formed by Olympic Resource Management LLC (ORMLLC), a wholly owned subsidiary of the Partnership, for the purpose of raising capital to purchase timberlands. The objective of these Funds is to generate a return on investments through the acquisition, management, value enhancement, and sale of timberland properties. Each fund is organized to operate for a specific term from the end of its respective investment period; ten years for each of Fund II and Fund III, and fifteen years for Fund IV. Fund II and Fund III are scheduled to terminate in March 2021 and December 2025, respectively. Fund IV will terminate on the fifteenth anniversary of the end of its investment period, which will occur on the earlier of placement of all committed capital or December 31, 2019, subject to certain extension provisions.

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

In January 2017, Fund II closed on the sale of one of its tree farms, located on the Oregon coast, for $26.5 million. The Partnership’s share of the pretax results from this tree farm was a gain of $2.5 million for the six months ended June 30, 2017.

The assets and liabilities of the Funds as of June 30, 2018, and December 31, 2017, were as follows:

(in thousands)	June 30, 2018	December 31, 2017
Assets:
Cash	$3,320	$1,636
Other current assets	8,595	2,481
Total current assets	11,915	4,117
Properties and equipment, net of accumulated depreciation	337,526	235,046
Other long-term assets	—	5,683
Total assets	$349,441	$244,846
Liabilities and equity:
Current liabilities	$3,119	$2,862
Long-term debt, net of unamortized debt issuance costs	57,302	57,291
Funds’ equity	289,020	184,693
Total liabilities and equity	$349,441	$244,846

6.	Other assets consisted of the following at June 30, 2018 and December 31, 2017:

	June 30, 2018	December 31, 2017

Deferred tax assets, net	$429	$465
Cash held by like-kind exchange intermediaries	—	598
Deposits for acquisitions of timberland	—	5,688
Investment in Real Estate joint venture entity	6,142	5,895
Advances to Real Estate joint venture entity	506	37
Note receivable	1,801	2,625
Total	$8,878	$15,308

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

In addition, we have changed our internal reporting and our segment reporting to segregate our former “Fee Timber” segment into two segments: “Partnership Timber” includes the operating results of the Partnership’s 100%-owned timberland while “Funds Timber” includes the operating results of our three private equity timber funds. Our chief operating decision maker reviews internal financial reporting information at the Partnership Timber and Funds Timber level to allocate resources and evaluate the results of the business. Prior period segment disclosures have been revised to reflect our current segment structure.

Quarter ended June 30, (in thousands)	Partnership Timber	Funds Timber	Timberland Investment Management	Real Estate	Other	Consolidated
2018
Revenue - internal	$5,693	$17,917	$1,140	$4,542	$—	$29,292
Eliminations	(123)	—	(1,140)	(117)	—	(1,380)
Revenue - external	5,570	17,917	—	4,425	—	27,912

Cost of sales	(1,994)	(11,870)	—	(711)	—	(14,575)

Operating, general and administrative expenses - internal	(1,837)	(2,525)	(1,055)	(1,163)	(1,428)	(8,008)
Eliminations	42	1,140	139	34	25	1,380
Operating, general and administrative expenses - external	(1,795)	(1,385)	(916)	(1,129)	(1,403)	(6,628)
Environmental remediation	—	—	—	(2,900)	—	(2,900)

Income (loss) from operations - internal	1,862	3,522	85	(232)	(1,428)	3,809
Eliminations	(81)	1,140	(1,001)	(83)	25	—

Income (loss) from operations - external	$1,781	$4,662	$(916)	$(315)	$(1,403)	$3,809

Income (loss) from operations - internal	$1,862	$3,522	$85	$(232)	$(1,428)	$3,809
Depletion, depreciation, and amortization	511	8,947	17	68	11	9,554
Environmental remediation	—	—	—	2,900	—	2,900
Adjusted EBITDDA	$2,373	$12,469	$102	$2,736	$(1,417)	$16,263

2017
Revenue - internal	$8,253	$7,273	$817	$549	$—	$16,892
Eliminations	(84)	—	(817)	(100)	—	(1,001)
Revenue - external	8,169	7,273	—	449	—	15,891

Cost of sales	(3,336)	(5,190)	—	(453)	—	(8,979)

Operating, general and administrative expenses - internal	(1,466)	(1,662)	(852)	(1,511)	(1,429)	(6,920)
Eliminations	40	817	101	19	24	1,001
Operating, general and administrative expenses -external	(1,426)	(845)	(751)	(1,492)	(1,405)	(5,919)

Income (loss) from operations - internal	3,451	421	(35)	(1,415)	(1,429)	993
Eliminations	(44)	817	(716)	(81)	24	—

Income (loss) from operations - external	$3,407	$1,238	$(751)	$(1,496)	$(1,405)	$993

Income (loss) from operations - internal	$3,451	$421	$(35)	$(1,415)	$(1,429)	$993
Depletion, depreciation, and amortization	942	2,655	8	70	13	3,688
Adjusted EBITDDA	$4,393	$3,076	$(27)	$(1,345)	$(1,416)	$4,681

Six Months Ended June 30, (in thousands)	Partnership Timber	Funds Timber	Timberland Investment Management	Real Estate	Other	Consolidated
2018
Revenue - internal	$20,940	$27,458	$2,164	$4,985	$—	$55,547
Eliminations	(232)	—	(2,164)	(252)	—	(2,648)
Revenue - external	20,708	27,458	—	4,733	—	52,899

Cost of sales	(7,020)	(18,822)	—	(1,033)	—	(26,875)

Operating, general and administrative expenses - internal	(3,347)	(4,331)	(2,131)	(2,118)	(3,079)	(15,006)
Eliminations	92	2,164	268	69	55	2,648
Operating, general and administrative expenses - external	(3,255)	(2,167)	(1,863)	(2,049)	(3,024)	(12,358)
Environmental remediation			—	(2,900)		(2,900)

Income (loss) from operations - internal	10,573	4,305	33	(1,066)	(3,079)	10,766
Eliminations	(140)	2,164	(1,896)	(183)	55	—
Income (loss) from operations - external	$10,433	$6,469	$(1,863)	$(1,249)	$(3,024)	$10,766

Income (loss) from operations - internal	$10,573	$4,305	$33	$(1,066)	$(3,079)	$10,766
Depletion, depreciation, and amortization	1,836	12,369	27	136	25	14,393
Environmental remediation	—	—	—	2,900	—	2,900
Adjusted EBITDDA	$12,409	$16,674	$60	$1,970	$(3,054)	$28,059

2017
Revenue - internal	$17,444	$14,979	$1,665	$1,216	$—	$35,304
Eliminations	(169)	—	(1,665)	(234)	—	(2,068)
Revenue - external	17,275	14,979	—	982	—	33,236

Cost of sales	(6,878)	(12,283)	—	(1,019)	—	(20,180)

Operating, general and administrative expenses - internal	(2,710)	(3,435)	(1,925)	(2,716)	(3,164)	(13,950)
Eliminations	97	1,665	208	40	58	2,068
Operating, general and administrative expenses - external	(2,613)	(1,770)	(1,717)	(2,676)	(3,106)	(11,882)
Gain on sale of timberland	—	12,503	—	—	—	12,503

Income (loss) from operations - internal	7,856	11,764	(260)	(2,519)	(3,164)	13,677
Eliminations	(72)	1,665	(1,457)	(194)	58	—
Income (loss) from operations - external	$7,784	$13,429	$(1,717)	$(2,713)	$(3,106)	$13,677

Income (loss) from operations - internal	$7,856	$11,764	$(260)	$(2,519)	$(3,164)	$13,677
Depletion, depreciation, and amortization	1,964	6,556	16	143	27	8,706
(Gain) loss on sale of timberland	—	(12,503)	—	—	—	(12,503)
Adjusted EBITDDA	$9,820	$5,817	$(244)	$(2,376)	$(3,137)	$9,880

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

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per unit amounts)	2018	2017	2018	2017
Net and comprehensive income attributable to Pope Resources’ unitholders	$199	$158	$5,917	$3,528
Less:
Non-forfeitable distributions paid to unvested restricted unitholders	(27)	(25)	(53)	(56)
Preferred share dividends - ORM Timber Funds	(8)	(8)	(16)	(16)
Net and comprehensive income for calculation of earnings per unit	$164	$125	$5,848	$3,456

Basic and diluted weighted average units outstanding	4,320	4,327	4,320	4,326

Basic and diluted net earnings per unit	$0.04	$0.03	$1.35	$0.80

9.
In the first quarter of 2018, the Partnership issued 11,393 restricted units pursuant to the management incentive compensation program and 3,575 restricted units to members of the Board of Directors. These restricted units vest ratably over four years with the grant date fair value equal to the market price on the date of grant. During the six months ended June 30, 2018, 801 units were granted with no restrictions to certain board members who elected to receive their quarterly board compensation in the form of units rather than cash. Units granted to directors are included in the calculation of total equity compensation expense which is recognized over the vesting period, for restricted units, or immediately for unrestricted units. Grants to retirement-eligible individuals on the date of grant are expensed immediately. The Partnership recognized $199,000 and $180,000 of equity compensation expense in the second quarter of 2018 and 2017, respectively, related to these compensation programs and $722,000 and $784,000 for the six months ended June 30, 2018 and 2017, respectively.

10.
Supplemental disclosure of cash flow information: interest paid, net of amounts capitalized, totaled $2.0 million and $1.9 million during the first six months of 2018 and 2017, respectively. Income taxes paid totaled $564,000 and $24,000 for the first six months of 2018 and 2017, respectively.

11.
During the first half of 2018, the Partnership closed on six acquisitions of timberland in western Washington totaling 1,342 acres for $7.2 million. The Partnership utilized $598,000 of funds held by like-kind exchange intermediaries to fund a portion of these acquisitions. The aggregate purchase price was allocated $869,000 to land and $6.3 million to timber and roads. Part of the consideration paid for one of these transactions involved the conveyance by the Partnership of 365 acres of non-strategic timberland to the seller, valued at $214,000, with the remainder paid in cash.

12.
The Partnership’s financial instruments include cash, accounts receivable, and a note receivable, included in other assets, for which the carrying amount of each represents fair value based on current market interest rates or their short-term nature.

Collectively, the Partnership’s and the Funds’ fixed-rate debt has a carrying value of $101.6 million as of June 30, 2018 and December 31, 2017. The estimated fair value of this debt, based on current interest rates for similar instruments (Level 2 inputs in the Fair Value Hierarchy), is approximately $102.0 million and $104.6 million as of June 30, 2018 and December 31, 2017, respectively.

13.
The Partnership had an accrual for estimated environmental remediation costs of $7.0 million and $5.0 million as of June 30, 2018 and December 31, 2017, respectively. The environmental remediation liability represents management’s estimate of payments to be made to remediate and monitor certain areas in and around Port Gamble Bay, Washington.

In December 2013, a consent decree and Clean-up Action Plan (CAP) related to Port Gamble Bay were finalized with the Washington State Department of Ecology (DOE) and filed with Kitsap County Superior Court. In the third quarter of 2015, the Partnership selected a contractor to complete the remediation work. Remediation activity began in late September 2015. The required in-water portion of the cleanup was completed in January 2017. This will be followed by cleanup activity on the millsite and by a monitoring period, which is estimated to be approximately 15 years. Management’s cost estimates for the remainder of the project are based on amounts included in construction contracts, bids from contractors, and estimates for project management and other professional fees.

In February 2018, the Partnership and DOE entered into an agreed order with respect to the millsite under which the Partnership will perform a remedial investigation and feasibility study and develop a CAP. As with the in-water portion of the project, the CAP will define the scope of the remediation activity for the millsite. Management expects the design of the millsite cleanup to be substantially completed by approximately the end of 2018. Based on design work completed to date, it appears that a greater volume of sediment will need to be removed from the millsite than was previously anticipated. As a result of this, as well as updated estimates of long-term monitoring costs, the Partnership increased its accrual by $2.9 million in the second quarter of 2018. Because the design of the millsite cleanup is not yet finalized, it is reasonably possible that the accrual for the millsite component of the liability may still increase. The bulk of the millsite cleanup activity is expected to occur in 2019.

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

The environmental liability at June 30, 2018 is comprised of $2.4 million that management expects to expend in the next 12 months and $4.6 million thereafter.

Activity in the environmental liability is as follows:

(in thousands)	Balance at Beginning of the Period	Additions to Accrual	Expenditures for Remediation	Balance at Period-end
Year ended December 31, 2016	16,761	7,700	(11,691)	12,770
Year ended December 31, 2017	12,770	—	(7,791)	4,979
Quarter ended March 31, 2018	$4,979	$—	$(219)	$4,760
Quarter ended June 30, 2018	$4,760	$2,900	$(666)	$6,994

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains a number of projections and statements about our expected financial condition, operating results, and business plans and objectives. These statements reflect management’s estimates based upon our current expectations, in light of management’s knowledge of existing circumstances and expectations about future developments. Statements about expectations and future performance are “forward looking statements” within the meaning of applicable securities laws, which describe our goals, objectives and anticipated performance. These statements can be identified by words such as “anticipate,” “believe,” “expect,” “intend” and similar expressions. Some of these statements are inherently uncertain, and some or all of these statements may not come to pass. Accordingly, you should not interpret these statements as promises that we will perform at a given level or that we will take any or all of the actions we currently expect to take. Our future actions, as well as our actual performance, will vary from our current expectations, and under various circumstances these variations may be material and adverse. Some of the factors that may cause our actual operating results and financial condition to fall short of our expectations are set forth in the part of this report entitled “Risk Factors” in Part II, Item 1A below. From time to time we identify other risks and uncertainties in our other filings with the Securities and Exchange Commission. The forward-looking statements in this report reflect our estimates and expectations as of the date of the report, and unless required by law, we do not undertake to update these statements as our business operations and environment change.

This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included with this report.

EXECUTIVE OVERVIEW

Pope Resources, A Delaware Limited Partnership (“we” or the “Partnership”), is engaged in four primary businesses: Partnership Timber, Funds Timber, Timberland Investment Management, and Real Estate.

By far the most significant segments, in terms of owned assets and operations, are our two timber segments, which we refer to as Partnership Timber and Funds Timber. These segments include timberlands owned directly by the Partnership and three private equity funds (“Fund II”, “Fund III” and “Fund IV”, collectively, the “Funds”), respectively. We refer to the timberland owned by the Partnership as the Partnership’s tree farms, and our Partnership Timber segment reflects operations from those properties. We refer to timberland owned by the Funds as the Funds’ tree farms, and operations from those properties are reported in our Funds Timber segment. When referring collectively to the Partnership’s and Funds’ timberland, we refer to them as the Combined tree farms. Operations in each of these segments consist of growing timber and manufacturing logs for sale to domestic wood products manufacturers and log export brokers.

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

Our current strategy for adding timberland acreage is centered primarily on our private equity timber fund business model. However, we acquire smaller timberland parcels from time to time to add on to the Partnership’s existing tree farms. In addition, during periods when the Funds’ committed capital is fully invested, we may look to acquire larger timberland properties for the Partnership. Our three active timber funds have assets under management totaling approximately $490 million as of June 30, 2018 based on the most recent appraisals. Through our 20% co-investment in Fund II, our 5% co-investment in Fund III, and our 15% co-investment in Fund IV, we have deployed $43 million of Partnership capital. Fund IV, launched in December 2016, is still in its investment period and has not yet drawn or deployed all of its committed capital. Our co-investment affords us a share of the Funds’ operating cash flows while also allowing us to earn asset management and timberland management fees, as well as potential future incentive fees, based upon the overall success of each fund. We also believe that this strategy allows us to maintain more sophisticated expertise in timberland acquisition, valuation, and management on a more cost-effective basis than we could for the Partnership’s timberlands alone. We believe our co-investment strategy also enhances our credibility with existing and prospective Fund investors by demonstrating that we have both an operational and a financial commitment to the Funds’ success.

Our Real Estate segment’s activities primarily include securing permits and entitlements, and in some cases, installing infrastructure for raw land development and then realizing that land’s value by selling larger parcels to developers who, in turn, seek to take the land further up the value chain by either selling homes to retail buyers or lots to developers of commercial property. More recently, we have acquired and developed other real estate properties (not owned by the Partnership), either on our own or by partnering with another developer in a joint venture. Since these projects often span multiple years, the Real Estate segment may incur losses for multiple years while a project is developed, and will not recognize operating income until that project is sold. In addition, within this segment, we sometimes negotiate and sell development rights in the form of conservation easements (CE’s) on Partnership Timber properties which preclude future development, but allow continued forestry operations. The strategy for our Real Estate segment centers around how and when to “harvest” or sell a parcel of land to realize its optimal value. In doing so, we seek to balance the long-term risks and costs of carrying and developing a property against the potential for income and cash flows upon sale. Land held for development by our Real Estate segment represents property in western Washington that has been deemed suitable for residential and commercial building sites. Land and timber held for sale includes those properties in the development portfolio that we expect to sell in the next 12 months.

Outlook

We expect our 2018 harvest volume will be approximately 67 million board feet (MMBF) for the Partnership, and approximately 82 MMBF for the Funds, including timber deed sales. The 67 MMBF for the Partnership includes 15 MMBF of volume from timber located on Real Estate properties and recent small-tract acquisitions that is not factored into our long-term, sustainable harvest plan of 52 MMBF. On a look-through basis, defined as the Partnership plus its portion of the Funds based on its ownership interest in each Fund, 2018 harvest volume is expected to be 77 MMBF including timber deed sales. We will continue to monitor log markets and adjust our harvest levels accordingly as the year progresses.

The Puget Sound housing market remains strong, and we anticipate closing on additional residential lots from our Harbor Hill project in the fourth quarter, as well as potential sales from other projects in Kitsap County.

Timber - Overall

Operations. Timber results include operations on 120,000 acres of timberland owned by the Partnership in western Washington, and 124,000 acres of timberland owned by the Funds in western Washington, northwestern Oregon, southwestern Oregon, and northern California. Timber revenue is earned primarily from the harvest and sale of logs from these timberlands, and is driven primarily by the volume of timber harvested and the average log price realized on the sale of that timber. Our harvest volume typically represents delivered log sales to domestic mills and log export brokers. We also occasionally sell rights to harvest timber (timber deed sales) from the Combined tree farms. The metrics used to calculate volumes sold and average price realized during the reporting periods exclude timber deed sales, except where stated otherwise. Harvest volumes are generally expressed in million board feet (MMBF) increments while harvest revenue and related costs are generally expressed in terms of revenue or cost per thousand board feet (MBF).

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

Timber revenue is also derived from commercial thinning operations, ground leases for cellular communication towers, and royalties from gravel mines and quarries, all of which, along with timber deed sales, are included in other revenue in the tables that follow. Commercial thinning consists of the selective cutting of timber stands not yet of optimal harvest age. The smaller diameter logs harvested in these operations do, however, have some commercial value, thus allowing us to earn revenue while at the same time improving the projected value at harvest of the remaining timber in the stand.

Log Prices. During Q2 2018, log prices declined slightly from prices realized during Q1 2018, but were well above the prices realized during Q2 2017. On a Combined basis, Q2 2018 realized log prices versus Q1 2018 for Douglas-fir sawlogs were down 4% and for whitewood sawlogs were up 2%. Q2 2018 realized log prices versus Q2 2017 for Douglas-fir sawlogs were up 19% and for whitewood sawlogs were up 13%. West Coast softwood lumber production during Q2 2018 was slightly below that of Q1 2018 and in line with that of Q2 2017. West Coast softwood log exports in Q2 2018 were 18% above exports during Q1 2018 and 2% above Q2 2017.

Year-to-date 2018 realized log prices increased 23% from the same period of 2017. On a Combined basis, YTD 2018 realized log prices versus YTD 2017 for Douglas-fir sawlogs were up 26% and for whitewood sawlogs were up 19%. West Coast softwood lumber production during the first six months of 2018 increased 4% relative to the same period a year ago, while West Coast softwood log exports decreased 9%.

Partnership Timber

Partnership Timber operating results for the quarters ended June 30, 2018, March 31, 2018, and June 30, 2017, and the six months ended June 30, 2018, and June 30, 2017, were as follows:

				Six Months Ended
	Q2 2018	Q1 2018	Q2 2017	Jun-18	Jun-17
Partnership
Overall log price per MBF	$726	$779	$616	$765	$615
Total volume (in MMBF)	6.9	18.8	12.5	25.7	26.6

(in thousands)
Log sale revenue	$5,039	$14,635	$7,710	$19,674	$16,387
Other revenue	531	503	459	1,034	888
Total revenue	5,570	15,138	8,169	20,708	17,275
Cost of sales	(1,994)	(5,026)	(3,336)	(7,020)	(6,878)
Operating expenses	(1,795)	(1,460)	(1,426)	(3,255)	(2,613)
Operating income	$1,781	$8,652	$3,407	$10,433	$7,784

Operating Income

Comparing Q2 2018 to Q1 2018.  Operating income decreased $6.9 million, or 78%, from Q1 2018. An average realized log price decrease of 7%, coupled with a 63% decrease in delivered log volume, resulted in a 66% decrease in log sale revenue. The decrease in delivered log volume during the second quarter reflects the decision to pull a significant amount of volume ahead into Q1 2018, when log prices were stronger than Q2 2018. A 23% increase in operating expenses was more than offset by a 60% decrease in cost of sales from the lower harvest volume.

Comparing Q2 2018 to Q2 2017.  Operating income decreased $1.6 million, or 48%, from Q2 2017, driven by a 45% decrease in delivered log volume, which was partially offset by an 18% rise in average realized log prices.

Comparing YTD 2018 to YTD 2017. Operating income increased $2.6 million, or 34% for the first six months of 2018 from the first six months of 2017.

Revenue

Comparing Q2 2018 to Q1 2018.  Log sale revenue in Q2 2018 decreased $9.6 million, or 66%, from Q1 2018 due to a 63% decrease in delivered log volume and a 7% decline in average realized log prices.

Comparing Q2 2018 to Q2 2017.  Log sale revenue in Q2 2018 decreased $2.7 million, or 35%, from Q2 2017, due to a 45% decrease in harvest volume, which was partially offset by an 18% rise in average realized log prices. Other revenue increased by $72,000.

Comparing YTD 2018 to YTD 2017. Log sale revenue in the first six months of 2018 increased by $3.3 million, or 20%, from the first six months of 2017.

 Log Prices

Partnership Timber log prices for the quarters ended June 30, 2018, March 31, 2018, and June 30, 2017, and six months ended June 30, 2018, and 2017, were as follows:

Average price realizations (per MBF)				Six Months Ended
	Q2 2018	Q1 2018	Q2 2017	Jun-18	Jun-17
Partnership
Douglas-fir domestic	$812	$850	$674	$841	$660
Douglas-fir export	843	922	723	896	696
Whitewood domestic	529	549	474	542	462
Whitewood export	714	764	686	742	653
Cedar	1,373	1,458	1,513	1,422	1,423
Hardwood	721	708	687	713	661
Pulpwood	351	375	307	367	298
Overall log price	726	779	616	765	615

Comparing Q2 2018 to Q1 2018. Overall realized log prices in Q2 2018 were 7% lower than Q1 2018. Our overall average realized log price is influenced heavily by price movements for our two most prevalent species, Douglas-fir and whitewood, and the relative harvest volume mix of those two species. Realized sawlog prices decreased by 5% in Q2 2018 versus Q1 2018 for Douglas-fir and by 6% for whitewood. Prices for both species are above historic averages and reflect the continued strong demand in both the domestic and export markets during the quarter.

Comparing Q2 2018 to Q2 2017. From Q2 2017 to Q2 2018, average realized log prices increased 18%. The favorable change was attributable to an increase in lumber production which when combined with a strong export market resulted in price strength for both of our primary species with increases in Douglas-fir and whitewood log prices of 19% and 10%, respectively. Relative to Q2 2017, prices for cedar were down 9%, while hardwood sawlogs and all pulpwood species showed increases of 5% and 14%, respectively.

Comparing YTD 2018 to YTD 2017. Average realized log prices increased by 24% for all our species groups during the first six months of 2018, relative to the same period in 2017. Douglas-fir and whitewood realized log prices increased 27% and 19%, respectively. Prices increased for other species groups include: pine (21%), cedar (3%), hardwood (8%) and pulpwood (23%).

Log Volume

The Partnership harvested the following log volumes by species for the quarters ended June 30, 2018, March 31, 2018, and June 30, 2017, and the six months ended June 30, 2018, and 2017, were as follows:

Volume (in MMBF)							Six Months Ended
	Q2 2018		Q1 2018		Q2 2017		Jun-18		Jun-17
Partnership
Douglas-fir domestic	3.5	51%	12.2	64%	6.0	49%	15.7	61%	12.7	49%
Douglas-fir export	0.8	12%	1.8	10%	1.9	15%	2.6	10	4.9	18
Whitewood domestic	0.2	3%	0.3	2%	0.4	3%	0.5	2	0.9	3
Whitewood export	0.3	4%	0.5	3%	0.4	3%	0.8	3	0.9	3
Cedar	0.3	4%	0.4	2%	0.3	2%	0.6	2	0.9	3
Hardwood	0.4	6%	0.6	3%	0.8	6%	1.0	4	1.1	4
Pulpwood	1.4	20%	3.0	16%	2.7	22%	4.5	18	5.2	20
Log sale volume	6.9	100%	18.8	100%	12.5	100%	25.7	100%	26.6	100%
Timber deed sale volume	—		—		—		—		—
Total volume	6.9		18.8		12.5		25.7		26.6

Comparing Q2 2018 to Q1 2018. Harvest volume decreased 11.9 MMBF, or 63%, in Q2 2018 from Q1 2018. The decrease reflects our decision to pull planned harvest volume from Q2 into Q1 when log prices were stronger. Product mix was relatively consistent between the two comparable quarters, with the exception of a 15% decrease in the relative share of domestic Douglas-fir, which reflects the decision to pull volume forward into Q1 as that sort received a strong premium from domestic mills as they scrambled to increase production to meet demand from the domestic softwood lumber market.

 Comparing Q2 2018 to Q2 2017. Harvest volume decreased 5.6 MMBF, or 45%, in Q2 2018 from Q2 2017. While volume was pulled forward from Q2 2018 to Q1 2018, our planned harvest volume in 2017 followed a more consistent quarterly pattern. Product mix was relatively consistent between the two comparable quarters.

Comparing YTD 2018 to YTD 2017. Relative to the first six months of 2017, YTD 2018 harvest volume decreased by 0.9 MMBF, or 3%. Product mix was relatively consistent between the two periods, with the exception of an 8% decrease in the Douglas-fir export sort and a 13% increase in the Douglas-fir domestic sort, which is indicative of the strengthening domestic market relative to the export market.

Cost of Sales

Cost of sales varies with harvest volume, and for the quarters ended June 30, 2018, March 31, 2018, and June 30, 2017, and the six months ended June 30, 2018, and 2017, was as follows, with the first part of the table expressing these costs in total dollars and the second part of the table expressing those costs that are driven by volume on a per MBF basis:

(in thousands)				Six Months Ended
	Q2 2018	Q1 2018	Q2 2017	Jun-18	Jun-17
Partnership
Harvest, haul, and tax	$1,513	$3,728	$2,428	$5,241	$4,948
Depletion	478	1,295	908	1,773	1,930
Other	3	3	—	6	—
Total cost of sales	$1,994	$5,026	$3,336	$7,020	$6,878

Amounts per MBF *
Harvest, haul, and tax	$219	$198	$194	$204	$186
Depletion	$69	$69	$73	$69	$73

*	Timber deed sale volumes are excluded in the per MBF computation for harvest, haul and tax costs but included in the per MBF computation for depletion.

Comparing Q2 2018 to Q1 2018. Cost of sales decreased $3.0 million, or 60%, in Q2 2018 from Q1 2018 due to a 63% decrease in harvest volume. On a per-MBF basis, the harvest, haul and tax rate increased by 10% due to higher relative cost of the units harvested in the current quarter. Higher cost units are typically harvested as the winter weather wanes, allowing access to higher elevation and more expensive portions of our tree farms.

Comparing Q2 2018 to Q2 2017. Cost of sales decreased $1.3 million, or 40%, in Q2 2018 from Q2 2017 due to a 45% decrease in harvest volume. On a per-MBF basis, the harvest, haul and tax rate increased by 13%, while the per-MBF depletion rate decreased by 5%. Harvest and haul costs are up in the current quarter due to higher relative cost of the units harvested in the current quarter.
Comparing YTD 2018 to YTD 2017. Year-to-date 2018 cost of sales increased $142,000, or 2%, relative to the same period in 2017 due to a 10% increase in the per-MBF harvest, haul and tax rate, which was partially offset by a 5% decrease in the per-MBF depletion rate and a 3% decline in harvest volume.

Operating Expenses

Operating expenses include the cost of maintaining existing roads and building temporary roads for harvesting, silviculture costs, and other management expenses. For the quarters ended June 30, 2018, March 31, 2018, and June 30, 2017, segment operating expenses were $1.8 million, $1.5 million, and $1.4 million, respectively. The $335,000 increase in operating expenses in Q2 2018 from Q1 2018 is attributable to higher management, silviculture and road maintenance expenses. Operating expenses increased by $370,000 from Q2 2017 to Q2 2018 due to higher road maintenance and management expenses, which were partially offset by lower silviculture expenses.

Funds Timber

Funds Timber operating results for quarters ended June 30, 2018, March 31, 2018, and June 30, 2017, and six months ended June 30, 2018, and 2017, were as follows:

				Six Months Ended
	Q2 2018	Q1 2018	Q2 2017	Jun-18	Jun-17
Funds
Overall log price per MBF	$707	$698	$617	$718	$594
Total volume (MMBF)	28.6	13.1	12.8	41.7	26.4

(in thousands)
Log sale revenue	$8,494	$9,509	$6,630	$18,003	$14,232
Other revenue	9,423	32	643	9,455	747
Total revenue	17,917	9,541	7,273	27,458	14,979
Cost of sales	(11,870)	(6,952)	(5,190)	(18,822)	(12,283)
Operating expenses - internal	(2,525)	(1,806)	(1,662)	(4,331)	(3,435)
Gain on sale of timberland	—	—	—	—	12,503
Operating income - internal	3,522	783	421	$4,305	$11,764
Eliminations *	1,140	1,024	817	$2,164	$1,665
Operating income - external	$4,662	$1,807	$1,238	$6,469	$13,429
* Represents management fees charged to the Funds and eliminated from operating expenses in consolidation. In the TIM segment, these fees are reflected as revenue, on an internal reporting basis, and eliminated in consolidation.

Operating Income

Comparing Q2 2018 to Q1 2018. Operating income increased $2.9 million from Q1 2018. Other revenue increased by $9.4 million, driven by timber deed sales of 16.6 MMBF that had no counterpart in Q1 2018. The higher total revenue was partially offset by 71% and 40% increases in cost of sales and operating expenses, respectively. An 8% decrease in delivered log volume was partially offset by a 1% increase in the average realized log price, resulting in a 11% decrease in log sale revenue.

Comparing Q2 2018 to Q2 2017. Operating income increased $3.4 million from Q2 2017, driven by a 15% increase in average delivered log price, a 1.3 MMBF increase in delivered log volume and a 14.5 MMBF increase in timber deed sale volume. The $8.8 million increase in other revenue reflects the 14.5 MMBF increase in timber deed sale volume, which included a 77% increase in prices associated with that volume. The higher total revenue in Q2 2018 was partially offset by $6.7 million and $863,000 increases in cost of sales and operating expenses, respectively.

Comparing YTD 2018 to YTD 2017. Year-to-date operating income decreased $7.0 million from the first six months of 2017. Our YTD 2017 results reflect a $12.5 million gain on the January 2017 sale of a 6,500-acre tree farm on the Oregon coast by Fund II. Excluding this gain, operating income increased by $5.5 million, driven by a $8.7 million rise in other revenue related to higher timber deed sales and a 25% increase in average realized log prices. Offsetting these were a 53% increase in cost of sales and a 26% increase in operating expenses.

The table below reflects the Partnership’s share of the Funds’ results based on its 20%, 5%, and 15% ownership interest in Fund II, Fund III, and Fund IV, respectively. We present this as additional information to help readers understand the financial benefit we receive from investing in these private equity vehicles and the resulting economics of owning Pope Resources units. These results will fluctuate between periods based on the relative activity in each fund and the Partnership’s different ownership interest in each fund:

				Six Months Ended
	Q2 2018	Q1 2018	Q2 2017	Jun-18	Jun-17
Partnership's share of Funds
Total volume (MMBF)	3.7	1.7	1.8	5.4	3.5

(in thousands)
Log sale revenue	$1,091	$1,207	$1,076	$2,298	$2,038
Other revenue	1,255	5	32	1,260	39
Total revenue	2,346	1,212	1,108	3,558	2,077
Cost of sales	(1,463)	(781)	(700)	(2,245)	(1,465)
Operating expenses - internal	(325)	(201)	(198)	(525)	(415)
Gain on sale of timberland	—	—	—	—	2,501
Operating income - internal	558	230	210	788	2,698
Eliminations *	129	113	84	241	169
Operating income - external	$687	$343	$294	$1,029	$2,867
* Represents the Partnership’s share of management fees charged to the Funds and eliminated from operating expenses in consolidation. In the TIM segment, these fees are reflected as revenue, on an internal reporting basis, and eliminated in consolidation.

Revenue

Comparing Q2 2018 to Q1 2018. Total revenue in Q2 2018 increased $8.4 million, or 88%, from Q1 2018 due to a $9.4 million increase in other revenue, which was partially offset by a $1.0 million decrease in log sale revenue. The increase in other revenue was driven by $8.9 million of timber deed sales, which had no counterpart in Q1 2018. The decrease in log sale revenue reflects a decrease in harvest volume of 1.1 MMBF, which was partially offset by a 1% increase in the average delivered log price.

Comparing Q2 2018 to Q2 2017. Total revenue in Q2 2018 increased $10.6 million from Q2 2017 due to an $8.8 million increase in other revenue and a $1.9 million in log sale revenue. The increase in other revenue was primarily driven by a $8.3 million increase in timber deed sales. The increase in log sale revenue was due to 12% and 15% increases in delivered log volume and realized log prices, respectively.

Comparing YTD 2018 to YTD 2017. Total revenue for the first six months of 2018 increased $12.5 million, or 83%, relative to the same period of 2017. The increase in log sale revenue was driven by a 21% increase in average realized log prices and a 5% rise in delivered log volume. The increase in other revenue was primarily driven by a $8.2 million increase in timber deed sales.

Log Prices

Funds Timber log prices for quarters ended June 30, 2018, March 31, 2018, and June 30, 2017 and the six months ended June 30, 2018 and 2017, were as follows:

Average price realizations (per MBF)				Six Months Ended
	Q2 2018	Q1 2018	Q2 2017	Jun-18	Jun-17
Funds
Douglas-fir domestic	$815	$797	$674	$822	$660
Douglas-fir export	870	896	759	908	762
Whitewood domestic	662	622	585	664	553
Whitewood export	727	745	691	722	616
Pine	513	511	486	509	501
Cedar	1,276	1,161	1,012	1,326	1,189
Hardwood	778	758	660	753	651
Pulpwood	357	332	271	371	284
Overall log price	707	698	617	718	594
Timber deed sales	534	—	301	534	292

Comparing Q2 2018 to Q1 2018. Overall realized log prices in Q2 2018 were 1% higher than Q1 2018. Price movements for our two most prevalent species, Douglas-fir and whitewood, were mixed depending on the market. Domestic prices increased 2% and 6% for Douglas-fir and whitewood, respectively, while export prices decreased 3% and 2%. Prices for both species are above historic averages and reflect the continued strong demand in both the domestic and export markets during the quarter. Meaningful increases were also realized for cedar (10%) and pulpwood (8%).

Comparing Q2 2018 to Q2 2017. From Q2 2017 to Q2 2018, average realized log prices increased 15%. The favorable change was attributable to price strength for both of our primary species with volume-weighted (domestic and export) increases in Douglas-fir and whitewood realized log prices of 19% and 12%, respectively, due to strength in both the domestic and export markets. Relative to Q2 2017, price increases were also realized for pine (6%), cedar (26%), hardwood (18%), and pulpwood (32%).

Comparing YTD 2018 to YTD 2017. Realized log prices increased for all of our species groups during the first six months of 2018, relative to the same period in 2017. Douglas-fir and whitewood volume-weighted (domestic and export) increases realized log prices increased 24% and 18%, respectively. Price increases for other species groups include: pine (2%), cedar (12%), hardwood (16%) and pulpwood (31%).

Log Volume

The Funds harvested the following log volumes by species for the quarters ended June 30, 2018, March 31, 2018, and June 30, 2017, and six months ended June 30, 2018 and 2017:

Volume (in MMBF)							Six Months Ended
	Q2 2018		Q1 2018		Q2 2017		Jun-18		Jun-17
Funds
Douglas-fir domestic	3.4	27%	3.8	29%	3.7	34%	7.3	29%	8.8	37%
Douglas-fir export	2.3	19%	1.6	12%	2.2	21%	4.0	16%	3.3	14%
Whitewood domestic	2.1	18%	4.9	37%	1.9	18%	7.0	28%	5.0	21%
Whitewood export	1.2	10%	0.4	3%	0.6	6%	1.6	6%	2.0	8%
Pine	0.9	8%	0.2	2%	1.3	12%	1.0	4%	1.3	5%
Cedar	0.1	1%	0.3	2%	—	—%	0.4	2%	0.2	1%
Hardwood	0.3	3%	0.2	2%	—	—%	0.5	2%	0.2	1%
Pulpwood	1.7	14%	1.7	13%	1.0	9%	3.3	13%	3.2	13%
Log sale volume	12.0	100%	13.1	100%	10.7	100%	25.1	100%	24.0	100%
Timber deed sale volume	16.6		—		2.1		16.6		2.4
Total volume	28.6		13.1		12.8		41.7		26.4

Partnership’s share of funds	3.7		1.7		1.8		5.4		3.5

Comparing Q2 2018 to Q1 2018. Harvest volume, including timber deed sales, increased 15.5 MMBF in Q2 2018 from Q1 2018. This increase was driven by the 16.6 MMBF sold as timber deeds in Q2 2018, which had no counterpart in Q1 2018. The relative volume sold to the export market increased by 14%, from 15% of Q1 2018 total volume to 29% of Q2 2018 total volume. The relative volume of whitewood sold into the domestic market decreased by 19%.

 Comparing Q2 2018 to Q2 2017. Harvest volume, including timber deed sales, increased by 15.8 MMBF in Q2 2018 from Q2 2017, with 14.5 MMBF and 1.3 MMBF increases in timber deed contracts and delivered log volume , respectively. The relative volume of Douglas-fir and pine decreased by 11% and 4% respectively, while the relative volume of whitewood and pulpwood increased by 4% and 5%, respectively.

Comparing YTD 2018 to YTD 2017. Harvest volume, including timber deed sales, increased by 15.3 MMBF, or 58%, in the first six months of 2018 relative to the same period in 2017. The increase was driven primarily by the sale of timber deed contracts for 14.0 MMBF on two properties that were acquired during Q1 2018. The relative volume mix for Douglas-fir decreased by 6%, while that of whitewood increased by 5%.

Cost of Sales

Cost of sales vary with harvest volume. Because the Funds’ tree farms were acquired much more recently than those of the Partnership, the depletion rates for the Funds’ tree farms are much higher than for the Partnership. For the quarters ended June 30, 2018, March 31, 2018, and June 30, 2017, and six months ended June 30, 2018 and 2017, cost of sales were as follows, with the first part of the table expressing these costs in total dollars and the second part of the table expressing those costs that are driven by volume on a per MBF basis:

(in thousands)				Six Months Ended
	Q2 2018	Q1 2018	Q2 2017	Jun-18	Jun-17
Funds
Harvest, haul, and tax *	$2,924	$3,517	$2,535	$6,441	$5,728
Depletion *	8,946	3,422	2,655	12,368	6,555
Other	—	13	—	13	—
Total cost of sales	$11,870	$6,952	$5,190	$18,822	$12,283

Partnership’s share of Funds	$1,465	$782	$700	$2,247	$1,465

Amounts per MBF
Harvest, haul, and tax	$244	$268	$237	$257	$239
Depletion	$313	$261	$207	$297	$248
* Timber deed sale volumes are excluded in the per MBF computation for harvest, haul, and tax costs but included in the per MBF computation for depletion.

Comparing Q2 2018 to Q1 2018. Cost of sales increased $4.9 million, or 71%, in Q2 2018 from Q1 2018 due to a 118% increase in harvest volume, including timber deed sales. A 20% increase in the Funds’ average depletion rate, due to the mix of harvest volume from the Funds’ properties, was partially offset by a 9% decrease in the per-MBF harvest, haul, and tax rates, which was driven by less expensive harvest units and shorter hauls to customers in Q2 2018 compared to Q1 2018.

Comparing Q2 2018 to Q2 2017. Cost of sales increased $6.7 million, or 129%, in Q2 2018 from Q2 2017, as a result of a 123% increase in harvest volume, including timber deed sales.

Comparing YTD 2018 to YTD 2017. Cost of sales increased $6.5 million, or 53%, in the first six months of 2018 relative to the same period in 2017 due to a 15.3 MMBF, or 58%, increase in harvest volume, including timber deed sales.

Operating Expenses

Operating expenses include the cost of maintaining existing roads and building temporary roads for harvesting, silviculture costs, and other management expenses that include the asset and timberland management fees charged to the Funds. These fees, which are the source of revenue for our Timberland Investment Management segment (discussed below), are eliminated in consolidation, and amounted to $1.1 million, $1.0 million, $816,000 in Q2 2018, Q1 2018, and Q2 2017, respectively. After elimination of these fees, for the quarters ended June 30, 2018, March 31, 2018, and June 30, 2017, Fund operating expenses were $1.4 million, $782,000, and $845,000, respectively.

The $603,000 increase in operating expenses in Q2 2018 from Q1 2018 is attributable in part to operating expenses incurred on the Fund IV properties which were acquired during Q1 2018. Specific cost increases include $342,000 and $292,000 in road maintenance and silviculture expenses, respectively, that were partially offset by a $31,000 decrease in management expenses.

Operating expenses increased by $540,000 between Q2 2017 and Q2 2018, again due in part to operating expenses incurred on the Fund IV properties which were acquired during Q1 2018. Specific cost increases include $472,000 in road maintenance and $113,000 in management expenses, which were only partially offset by a $45,000 decrease in silviculture expenses.

Operating expenses increased by $397,000 during the first six months of 2018 relative to the same period in 2017, driven by the Fund IV acquisitions and include increases of $440,000 and $19,000 in road maintenance and silviculture expenses, respectively, that were only partially offset by a $62,000 decrease in management expenses.

Gain on Sale of Timberland

There were no timberland sales during the first half of 2018. The $12.5 million gain on sale of timberland in the first quarter of 2017 resulted from the sale of a 6,500-acre tree farm on the Oregon coast by Fund II for $26.5 million.

Timberland Investment Management

The Timberland Investment Management (TIM) segment manages timberland portfolios on behalf of three private equity timber funds that currently own a combined 124,000 acres of commercial timberland in western Washington, northwestern Oregon, southwestern Oregon, and northern California. Total assets under management are $490 million based on the most recent appraisals and the recent Fund IV timberland acquisition values.

Fund Distributions and Fees Paid to the Partnership

Fund distributions are paid from available Fund cash, generated primarily from the harvest and sale of timber after paying all Fund expenses, management fees, and recurring capital costs. The Partnership received combined distributions from the Funds of $905,000 and $6.0 million during the six months ended June 30, 2018 and 2017, respectively. The 2017 distributions included $5.5 million from Fund II’s sale of a 6,500-acre tree farm.
The Partnership earned asset, investment, and timberland management fees from the Funds of $2.2 million and $1.7 million for the six months ended June 30, 2018 and 2017, respectively. These fees, which represent a portion of the operating expenses in our Funds Timber segment (discussed above) are eliminated as the Funds are consolidated in our financial statements, as shown in the table below.
Revenue and Operating Loss

The fees earned from managing the Funds include a fixed component related to invested capital and acres owned, and a variable component related to harvest volume from the Funds’ tree farms.

Revenue and operating loss for the TIM segment for the quarters ended June 30, 2018 and 2017 were as follows:

	Quarter Ended
(in thousands, except invested capital, volume and acre data)	Jun-18	Jun-17
Revenue internal	$1,140	$817
Intersegment eliminations	(1,140)	(817)
Revenue external	$—	$—

Operating income internal	$85	$(35)
Intersegment eliminations	(1,001)	(716)
Operating loss external	$(916)	$(751)

Invested capital (in millions)	$354	$240
Acres owned by Funds	124,000	88,000
Harvest volume - Funds (MMBF), including timber deed sales	28.6	12.8

TIM generated management fee revenue of $1.1 million and $817,000 from managing the Funds during Q2 2018 and Q2 2017, respectively. The $320,000 increase in revenue resulted primarily from an increase in management fees associated with a rise in invested capital and acres owned following the acquisition of two properties by Fund IV in Q1 2018.

Operating expenses rose for the quarter ended June 30, 2018, versus the comparable period in 2017, totaling $916,000 and $751,000, respectively, due to costs associated with capital placement efforts associated with our fourth timber fund as well as additional personnel costs to manage our expanding timber fund portfolio.

Revenue and operating loss for the TIM segment for the six months ended June 30, 2018 and 2017 were as follows:

	Six Months Ended
(in thousands, except invested capital, volume and acre data)	Jun-18	Jun-17
Revenue internal	$2,164	$1,665
Intersegment eliminations	(2,164)	(1,665)
Revenue external	$—	$—

Operating income (loss) internal	$33	$(260)
Intersegment eliminations	(1,896)	(1,457)
Operating loss external	$(1,863)	$(1,717)

Invested capital (in millions)	$354	$240
Acres owned by Funds	124,000	88,000
Harvest volume - Funds (MMBF), including timber deed sales	41.7	26.4

TIM generated management fee revenue of $2.2 million and $1.7 million from managing the Funds for the six months ended June 30, 2018 and 2017, respectively. The acquisition of two tree farms by Fund IV in 1Q-2018 resulted in a $477,000 increase in revenue associated with management fees.

Operating expenses incurred by the TIM segment for the six months ended June 30, 2018 and 2017 totaled $1.9 million and $1.7 million, respectively. The increase in operating expenses is attributable to costs associated with capital placement efforts associated with our fourth timber fund as well as additional personnel costs to manage our expanding timber fund portfolio.

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

Those properties that are for sale, under contract, and management expects to sell within the next 12 months, are classified on our balance sheet as a current asset under “Land and Timber Held for Sale”. The $10.7 million amount currently in Land and Timber Held for Sale reflects properties that are under contract and expected to close between now and the end of the second quarter of 2019, comprising residential and commercial parcels from our Harbor Hill project in Gig Harbor, Washington, and a residential parcel in Bremerton, Washington.

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

Comparing Q2 2018 to Q2 2017. In Q2 2018, we closed on the sale of a conservation easement covering 7,800 acres of timberland for $3.7 million, as well as a residential lot and a parcel of undeveloped land for $176,000. In Q2 2017, we closed on the sale of a 10-acre rural residential lot for $170,000. Rental and other revenue increased from $279,000 in Q2 2017 to $419,000 in Q2 2018 due primarily to development and asset management fees related to our joint venture project on Bainbridge Island, Washington. We recorded environmental remediation expense of $2.9 million in the second quarter of 2018 based on updated estimates of costs for our project in Port Gamble, WA, as discussed in more detail below. Excluding the environmental remediation expense, Real Estate operating expenses were $1.1 million during Q2 2018 and $1.5 million during Q2 2017. The decrease in operating expenses is due primarily to lower professional fees in connection with planning and development for properties, as well as reduced labor costs resulting from fewer personnel in the Real Estate segment in 2018 as the Harbor Hill project progresses towards completion. These factors resulted in an operating loss of $315,000 for Q2 2018 compared to $1.5 million for Q2 2017.

Comparing YTD 2018 to YTD 2017. All of the development transactions in the first six months of 2018 and 2017 occurred in the second quarter of each year, as described above, however the first six months of 2017 also included $285,000 of revenue recognized under the percentage-of-completion method on parcels sold in Q4 2016 from our Harbor Hill development. As with the second quarter results, the year-to-date increase in rental and other income was due primarily development and asset management fees related to our joint venture project on Bainbridge Island, Washington. Excluding the $2.9 million Q2 2018 environmental remediation expense, Real Estate operating expenses decreased from $2.7 million to $2.0 million for the first six months of 2017 and 2018, respectively, due primarily to lower professional fees in connection with planning and development for properties, as well as reduced labor costs resulting from fewer personnel in the Real Estate segment in 2018 as the Harbor Hill project progresses towards completion. These factors resulted in an operating loss of $1.2 million for the first six months of 2018 compared to an operating loss of $2.7 million for the corresponding period of 2017.

Real Estate revenue and gross margin are summarized in the table below for the six months ended June 30, 2018 and 2017:

(in thousands, except units sold and per unit amounts)
For the six months ended:
Description	Revenue	Gross Margin	Units Sold		Revenue per unit	Gross Margin per unit
Development rights (CE)	$3,730	$3,485	Acres:	7,800	478	447
Residential	151	104	Acres:	10	15,100	10,400
Unimproved land	125	67	Acres:	14	8,929	4,786
Total land	4,006	3,656
Rentals and other	727	44
June 30, 2018 total	$4,733	$3,700

Residential land sales *	$455	$213	Acres:	10	45,500	21,300
Total land	455	213
Rentals and other	527	(250)
June 30, 2017 total	$982	$(37)
* Includes $285,000 of revenue recognized in the current period from lots sold in previous periods.

Environmental Remediation

As disclosed previously, we have a liability for environmental remediation at Port Gamble, Washington, due to contamination that we believe to have occurred in Port Gamble prior to our 1985 acquisition of the property from Pope & Talbot, Inc. (P&T), or between that acquisition and the time P&T ceased to operate the site. We have adjusted that liability from time to time based on evolving circumstances. The required remediation in Port Gamble Bay was completed in January 2017. We are working with DOE to formulate the design of the millsite cleanup, which we expect to result in a consent decree and cleanup action plan (CAP) specific to the millsite. We expect the design of the millsite cleanup to be substantially completed by approximately the end of 2018. Based on design work completed to date, it appears that we will need to remove a greater volume of sediment from the millsite than we previously anticipated. This higher volume of material to excavate, related capping, and updated estimates of long-term monitoring costs, led us to increase our accrual by $2.9 million in the second quarter of 2018. As the design of the millsite cleanup is not yet finalized, it is reasonably possible that the accrual for the millsite component of the liability may still increase. The bulk of the millsite cleanup activity is expected to occur in 2019.
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

In addition to the millsite cleanup and NRD components of the project, costs may still change as a result of unforeseen conditions. For example, as we transition to the maintenance and monitoring phases of the project, conditions may arise that require corrective action, and monitoring protocols may change over time. The monitoring period is estimated to be approximately 15 years. In addition, extreme weather events could cause damage to sediment caps that would need to be repaired. These factors could result in additional costs.
Should any future circumstances result in a change to the estimated cost of the project, we will record an appropriate adjustment to the liability in the period it becomes known and when we can reasonably estimate the amount.

General and Administrative (G&A)

G&A expenses were flat at $1.4 million for the second quarters of 2018 and 2017. G&A expenses decreased to $3.0 million for the first six months of 2018 from $3.1 million for the first six months of 2017. The decrease is primarily due to lower personnel costs, particularly incentive compensation.

Interest Expense, Net

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands)	2018	2017	2018	2017
Interest income - Partnership	$34	$1	$69	$3
Interest expense - Partnership	(782)	(670)	(1,458)	(1,229)
Interest expense - Funds	(581)	(582)	(1,157)	(1,151)
Capitalized interest - Partnership	81	134	154	250
Interest expense, net	$(1,248)	$(1,117)	$(2,392)	$(2,127)

The increase in interest income is due to interest on the note receivable from the sale in December 2017 of an 11-acre parcel from our Harbor Hill project to the City of Gig Harbor.
The Partnership’s and Fund III’s debt arrangements with Northwest Farm Credit Services (NWFCS) are included in the latter’s patronage program, which rebates a portion of interest paid in the prior year back to the borrower. This NWFCS patronage program is a feature common to most of this lender’s loan agreements. The patronage program reduced interest expense by $270,000 and $234,000 for Q2 2018 and Q2 2017, respectively, and by $598,000 and $548,000 for the first six months of 2018 and 2017, respectively. The increases in both interest expense and patronage are due to higher average debt balances in 2018.
Capitalized interest decreased from 2017 to 2018 due to the reduction in basis from 2017 due to completed construction activity at Harbor Hill.

Income Tax

The Partnership and Funds recorded consolidated income tax expense of $29,000 and $3,000 for Q2 2018 and Q2 2017, respectively, and $127,000 and $59,000 for the first six months of 2018 and 2017, respectively.

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

The line item “Net and comprehensive (income) loss attributable to noncontrolling interests - Real Estate ” represents two-thirds of the net income or loss from a Real Estate entity, Ferncliff Investors, that is attributable to third party owners. Ferncliff Investors holds a 50% interest in an unconsolidated real estate joint venture entity.

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

The Partnership’s debt consists of mortgage debt with fixed and variable interest rate tranches and operating lines of credit with Northwest Farm Credit Services (NWFCS). The mortgage debt at June 30, 2018 includes $51.8 million in term loans with NWFCS structured in five tranches that mature from 2019 through 2028, and is collateralized by portions of the Partnership’s timberland. Our commercial office building in Poulsbo, Washington is collateral for a $2.4 million loan from NWFCS that matures in 2023. We also have available a $31.0 million facility with NWFCS structured as a revolving credit facility through December 31, 2019, after which it converts to a term loan with multiple tranches that have an ultimate maturity in July 2027. At June 30, 2018, $16.0 million was outstanding under this facility at a variable rate based on the one-month LIBOR rate plus 1.85%. Our $20.0 million operating line of credit matures April 1, 2020, and we had $20.0 million drawn as of June 30, 2018. The line of credit carries a variable interest rate that is based on the one-month LIBOR rate plus 1.50%.

These debt agreements contain covenants that are measured either quarterly or annually, consisting of the following:
•a minimum interest coverage ratio of 3:1;

•	a maximum debt-to-total-capitalization ratio of 30%, with total capitalization calculated using fair market (vs. carrying) value of timberland, roads and timber; and

•	a maximum debt-to-appraised value of collateral of 50%.

The Partnership is in compliance with these covenants as of June 30, 2018, and expects to remain in compliance for at least the next twelve months.

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

Fund II’s mortgage contains a requirement to maintain a loan-to-value ratio of less than 50%, with the denominator defined as fair market value. Fund III’s mortgage contains covenants, measured annually, that requires Fund III to maintain an interest coverage ratio of 1.5:1, maintain working capital of $500,000, and not exceed a debt-to-appraised value of collateral of 50%. Fund II and Fund III are in compliance with these covenants as of June 30, 2018, and we expect they will remain in compliance for at least the next twelve months.

The $1.9 million decrease in cash generated for the six months ended June 30, 2018 compared to June 30, 2017 is explained in the following table:

	Six Months Ended June 30,
(in thousands)	2018	Change	2017
Cash provided by operating activities	$18,329	$12,709	$5,620

Investing activities
Reforestation and roads	(1,861)	(752)	(1,109)
Capital expenditures	(462)	(370)	(92)
Proceeds from sale of property and equipment	4	(26)	30
Investment in unconsolidated real estate joint venture	(250)	(250)	—
Acquisition of timberland - Partnership	(6,355)	(1,404)	(4,951)
Acquisition of timberland - Funds	(108,364)	(108,364)	—
Proceeds from sale of timberland - Funds	—	(26,444)	26,444
Cash provided by (used in) investing activities	(117,288)	(137,610)	20,322
Financing activities
Line of credit borrowings	24,300	5,793	18,507
Line of credit repayments	(4,500)	3,500	(8,000)
Repayment of long-term debt	(61)	4,998	(5,059)
Debt issuances costs	—	77	(77)
Units issued under distribution reinvestment plan	120	120	—
Unit repurchases	(653)	(596)	(57)
Payroll taxes paid upon unit net settlements	(102)	(8)	(94)
Cash distributions to unitholders	(6,103)	12	(6,115)
Cash distributions to fund investors, net of distributions to Partnership	(6,323)	17,614	(23,937)
Capital call - ORM Timber Funds, net of Partnership contribution	92,280	91,455	825
Cash provided by (used in) financing activities	98,958	122,965	(24,007)
Net increase (decrease) in cash and restricted cash	$(1)	$(1,936)	$1,935

The increase in cash from operating activities of $12.7 million resulted primarily from a 27% increase in timber harvest volume, including timber deed sales, a 23% rise in average log price realizations, lower Real Estate project expenditures of $3.1 million, and a decrease in environmental remediation expenditures of $3.4 million.

Cash from investing activities during 2018 decreased by $137.6 million compared to 2017 due primarily to the acquisition of a two tree farms by the Fund IV in January 2018. In addition, Fund II sold one of its tree farms in January 2017.

Cash from financing activities increased in the current year by $123.0 million due primarily to capital calls for Fund IV’s two tree farm acquisitions, net borrowings under credit facilities, and the 2017 distribution of the net proceeds from the sale of one of Fund II’s tree farms to that fund’s investors which had no counterpart in 2018.

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

		2018
	June 30 YTD	Remainder of Year	Total
in millions
Harbor Hill project development	$1.2	$4.7	$5.9
Reforestation and roads - Partnership	1.1	0.5	1.6
Reforestation and roads - Funds	0.8	0.9	1.7
Other	0.5	1.8	2.3
	$3.6	$7.9	$11.5

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The consolidated fixed-rate debt outstanding had a fair value of approximately $102.0 million and $104.6 million at June 30, 2018 and December 31, 2017, respectively, based on the prevailing interest rates for similar financial instruments. A change in interest rate on fixed-rate debt will affect the fair value of debt, whereas a change in the interest rate on variable-rate debt will affect interest expense and cash flows payable by the Partnership. A hypothetical 1% change in prevailing interest rates would change the fair value of fixed-rate long-term debt obligations by $2.7 million and result in a $460,000 change in annual interest expense from our variable-rate debt. We are not subject to material foreign currency risk, derivative risk, or similar uncertainties.

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

As we have disclosed previously, we filed suit against the Washington State Department of Natural Resources (DNR) seeking contribution to cleanup costs for the environmental remediation of the Port Gamble site. On May 24, 2018, the Washington State Supreme Court ruled that DNR is not liable under Washington’s Model Toxics Control Act as an owner or operator of the site. On June 13, 2018, we filed a motion for reconsideration.

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

ITEM 1A. RISK FACTORS
Risks Related to Our Industry and Our Markets

Our Partnership Timber and Funds Timber segments are sensitive to demand and price issues relating to our sales of logs in both domestic and foreign markets. We generate timber revenue in these segments primarily by selling softwood logs to domestic mills and to third-party intermediaries who resell them to the export market. The domestic market for logs in our operating area depends heavily on U.S. housing starts. The U.S. housing market has been in recovery for several years, but to the extent this recovery should stall, such a turn of events could have a negative impact on our operating results. For example, interest rates are widely expected to rise in the coming periods. Should this occur, it could have a negative impact on the U.S. housing market. Similarly, the impact of the 2017 Tax Cuts and Jobs Act on housing starts cannot readily be determined. Demand from export markets for Pacific Northwest logs are affected by fluctuations in the economies of the United States, Japan, China, and to a lesser degree, Korea; the foreign currency exchange rate between the currencies of these Asian countries and the U.S. dollar; and by ocean transportation costs. Further, the prices we realize for our logs depend in part upon competition, including the supply of logs from Canada that can be impacted by fluctuations in currency exchange rates and trade relations between the U.S., Canada, and China. The U.S. recently announced tariffs on lumber imported from Canada, with the intention of making U.S.-sourced lumber more competitive. An indirect effect of the tariffs could be support for U.S. log prices.

Our Partnership Timber, Funds Timber, and Timberland Investment Management (TIM) segments are highly dependent upon sales of commodity products. Revenue from our forestry operations is widely available from producers in other regions of the United States, as well as Canada and a number of other countries. We do not normally hedge against the financial risks associated with this condition. We are therefore subject to risks associated with the production of commonly available products, such that an increase in supply from abroad as a result of overproduction by competitors in other nations or as a result of changes in currency exchange rates, may reduce the demand for our products in some or all of the markets in which we do business. A bilateral agreement between the United States and Canada, called the Softwood Lumber agreement, had been intended to help manage potentially harmful effects of international competition between our countries, but that agreement expired in October 2015. In December 2017, the U.S. International Trade Commission (ITC) ruled that the U.S. lumber industry was injured by Canadian lumber imports. The final ruling resulted in countervailing duties (CVD) and anti-dumping duties (ADD) on Canadian lumber shipments to the U.S. The expected net effect of these CV/AD duties is upward price pressure for sawlog producers in the Pacific Northwest, though management cannot predict accurately the precise effects. Similarly, we have seen or may experience an increase in supply or a reduction in demand as a result of international tensions or competition that is beyond our control and that may not be predictable.

Consolidation of sawmills in our geographic operating area may reduce competition among our customers, which could adversely affect our log prices. In the past we have experienced, and may continue to experience, consolidation of sawmills and other wood products manufacturing facilities in the Pacific Northwest. Because a portion of our cost of sales in our Timber segments consists of transportation costs for delivery of logs to domestic sawmills, it could become increasingly expensive to transport logs over longer distances for sales in domestic markets. As a result, a reduction in the number of sawmills, or in the number of sawmill operators, may reduce competition for our logs, increase transportation costs, or both.

These consolidations thus may have a material adverse impact upon our Timber segments’ revenue, income, or cash flow and, as those segments have traditionally represented our largest business unit, upon our results of operation and financial condition as a whole. Any such material adverse impact on timber revenue, income, and cash flow as a result of regional mill consolidations will also indirectly affect our TIM segment in the context of raising capital for investment in Pacific Northwest-based timber funds.

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

Our businesses are highly dependent upon domestic and international macroeconomic factors. Both our timberland operations and our real estate operations are highly influenced by housing markets. Our Partnership Timber, Funds Timber, and TIM segments depend upon housing and construction markets in the United States and in other Pacific Rim countries, and our geographic concentration in the Pacific Northwest increases our exposure to economic, labor, and shipping risks that are tied to this particular area. Similarly, our Real Estate segment depends upon a highly localized demand in the Puget Sound region of western Washington. Factors that affect these markets will have a disproportionate impact on our business, and may be difficult or impossible to predict or estimate accurately.

We face increasing competition from engineered and recycled products. Our Partnership Timber, Funds Timber, and TIM segments derive substantially all of their revenues from the market for softwood logs and wood products derived from them. Recent years have witnessed the emergence of plastic, fiberglass, wood composite, and recycled products, as well as metal products in certain industries, that may have the effect of reducing demand for our products. As these products evolve, and as other competitive products may be developed, we may face a decline in log price realizations that would have an adverse impact on our revenues, earnings, cash flow, and the value of our assets.

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

Risks Relating to Our Operations

We have certain environmental remediation liabilities associated with our Port Gamble property, and that liability may increase. We currently own certain real estate at Port Gamble on the Kitsap Peninsula in western Washington. Sediments adjacent to these properties were alleged to have been impacted by operations of the former owner of the property, Pope & Talbot, Inc (P&T). However, as current owner of Port Gamble, we have environmental liability for these properties under Washington State’s Model Toxics Control Act (MTCA). In December 2013, we reached an agreement with the Washington State Department of Ecology (DOE) in the form of a consent decree (“CD”) and clean-up action plan (“CAP”) that provides for the cleanup of Port Gamble Bay. Together, these documents outline the terms under which the Partnership will conduct environmental remediation as well as the specific clean-up activities to be performed. The CD and CAP were filed with the Kitsap County Superior Court in December 2013. In February 2018, the Partnership and DOE entered into an agreed order with respect to the millsite under which the Partnership will perform a remedial investigation and feasibility study and develop a CAP. As with the in-water portion of the project, the CAP will define the scope of the remediation activity for the millsite.

We are pursuing contribution of costs under P&T’s insurance policies, though there can be no assurance that we will prevail in this matter. The recorded liability does not reflect any contribution by P&T’s insurance policies. Additionally, certain environmental laws allow state, federal, and tribal trustees (collectively, the Trustees) to bring suit against property owners to recover damages for injuries to natural resources (NRD). Like the liability that attaches to current property owners in the cleanup context, liability for natural resource damages can attach to a property owner simply because an injury to natural resources resulted from releases of hazardous substances on that owner’s property, regardless of culpability for the release. The Trustees are alleging that Pope Resources has NRD liability because of releases that occurred on its property. We have been in discussions with the Trustees regarding their claims, and the alleged conditions in Port Gamble Bay. We have also been discussing restoration alternatives that might address the damages the Trustees allege. Discussions with the Trustees may result in an obligation for us to fund NRD assessment and restoration activities that are greater than we have estimated.

Management continues to monitor the Port Gamble cleanup processes closely. The $7.0 million remediation accrual as of June 30, 2018, represents our current estimate of the remaining cleanup cost and most likely outcome to various contingencies, though it is reasonably possible that the millsite cleanup and NRD components of the liability may increase. These estimates are predicated upon a variety of factors, including the actual amount of the ultimate cleanup costs. The liability is based upon a number of estimates and judgments that are subject to change as the project progresses. There may be additional litigation costs if we cannot reach a settlement with DNR, and the outcome of any such litigation is uncertain. The filing of the CD limits our legal exposure for matters covered by the decree, but does not eliminate it entirely. DOE reserves the right to reopen the CD if new information regarding factors previously unknown to the agency requires further remedial action. While unlikely, a reopening of the CD may result in adverse financial impacts and may have the effect of distracting management and other key personnel from the day to day operation of our business. These factors, alone or in combination with other challenges, may have a material adverse effect upon our assets, income, cash flow, and operations.

Our leverage may give rise to additional risks. The Partnership’s total outstanding debt was $89.9 million at June 30, 2018, of which $46.0 million bears interest at variable rates, with the remaining balance at fixed rates. This debt, particularly that portion that carries variable interest rates, exposes us to certain additional risks, including the possibility that we may face additional interest expense, particularly in an economic environment that includes rising interest rates, as are expected in the United States in coming periods. In addition, generally speaking, an increase in our indebtedness may limit our ability to defer timber harvests and potentially restricts our flexibility to take advantage of other investment opportunities that might otherwise benefit our business. In extreme cases, we could be placed in a position in which we default under one or more of our credit arrangements, which could require us to pledge additional portions of our timberland as collateral for our indebtedness or which might require us to take other actions or expose us to other remedies that could have a material adverse effect upon our assets, operations, or business.

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

Our operations are geographically concentrated, and we may face greater impacts from localized events than would more geographically diverse timber companies. Because our operations are conducted exclusively west of the Cascade Mountains of the Pacific Northwest, between northern California and the Canadian border, regionalized events and conditions may have a more pronounced impact upon our operations than they might upon a more geographically diverse timber company. For example, disease and insect infestations tend to be local or regional in scope, and because our Timber and TIM businesses are geographically concentrated, events of this nature may affect our operations more significantly than they might a similarly situated company whose operations are more widely dispersed. Similarly, because the vast majority of our Real Estate operations are limited to the Puget Sound region of western Washington, regional impacts such as growth patterns, weather patterns, and natural disasters, as well as socio-political events such as environmental and land use initiatives, may disproportionately affect that segment more significantly than a company whose operations are less concentrated.

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

We and our customers are dependent upon active credit markets to fund operations. We sell logs from our Timber segments to mills and log brokers that, in most circumstances, rely upon an active credit market to fund their operations. Our Real Estate sales are also often dependent upon credit markets in order to fund acquisitions. To the extent borrowing restrictions impinge on customers’ access to debt, we expect those customers to respond by reducing their expenditures, and those reductions may have the effect of directly reducing our revenues and of indirectly reducing the demand for our products. Any such outcomes could materially and adversely impact our results of operations, cash flows, and financial condition.

We may incur losses as a result of natural disasters that may occur on our properties. Forests are subject to a number of natural hazards, including damage by fire, severe windstorms, insects, disease, flooding, and landslides. Changes in global climate conditions may intensify these natural hazards. Severe weather conditions and other natural disasters can also reduce the productivity of timberlands and disrupt the harvesting and delivery of forest products. While damage from natural causes is typically localized and would normally affect only a small portion of our timberlands at any one time, these hazards are unpredictable and losses might not be so limited. While we carry fire insurance on approximately 28% of our Combined timberland acres, we do not otherwise maintain insurance against loss of standing timber on our timberlands due to natural disasters.

We rely on experienced contract loggers and truckers who are at times in short supply and who may seek consistent work. We rely on contract loggers and truckers for the production and transportation, respectively, of our products to customers. The pool of available contractors is limited and can result in an increase in harvest and haul costs, or harvest constraints, as harvest volumes increase regionally. In addition, contractors may value continuity of work which influences contractor availability and the selection of contract bidders. A commitment to more continuous work could reduce our flexibility to time markets, affecting total returns.

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

We may incur expenses relating to a recently announced activism campaign from one of our unitholders. On June 18, 2018, James H. Dahl and an individual related to him filed a report on Securities Exchange Act Schedule 13D, reporting beneficial ownership in excess of 5% of our outstanding limited partner units, and contending that the Partnership is “materially undervalued in the marketplace” by virtue of its governance structure. The investor expressed a belief that the Partnership should restructure its operations or explore a “strategic transaction,” and contended that management and the General Partner are “entrenched.” Further, the investor’s Schedule 13D also suggested that other unitholders contact management to offer their views about the Partnership’s strategic direction. To date, stimulated by the 13D, a handful of unitholders have communicated their thoughts to the board and management. Consistent with our regular engagement practices, we have simultaneously engaged proactively with a number of longstanding unitholders. The board is digesting this unitholder feedback and will continue its longstanding practice of engaging with investors and considering the input those investors provide.

Activism campaigns against public companies have become increasingly commonplace in recent years, and even those that are unsuccessful have had material adverse impacts upon targeted companies and their securityholders. In the case of Pope Resources, the announcement of the recent activism initiative may have one or more of the following effects:

•	Increasing professional fees and costs and other general and administrative expenses.

•	Distracting management and the board from the Partnership’s day to day operations.

•	Creating uncertainty among key employees, which in turn may increase the risk of either losing one or more such employees, or the Partnership’s cost of retaining them.

•	Increasing the Partnership’s litigation risk, and the accompanying insurance and compliance costs.

•	Increasing the volatility in the trading price and trading volume of the Partnership’s units.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) - (e) None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Units Purchased	(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs

April 2018	1,282	$70.61	1,282	$813,000
May 2018	993	$71.92	993	$741,000
June 2018	2,716	$73.31	2,716	$542,000
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

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2018.

POPE RESOURCES,
A Delaware Limited Partnership

By:	POPE MGP, Inc.
Managing General Partner

By: /s/ Thomas M. Ringo
Thomas M. Ringo
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Daemon P. Repp
Daemon P. Repp
Director of Finance
(Principal Financial Officer)

By: /s/ Sean M. Tallarico
Sean M. Tallarico
Controller
(Principal Accounting Officer)