Form 10-Q
period 2018-09-30
POPE RESOURCES LTD PARTNERSHIP
filed 2018-11-08
CIK 784011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Partnership units outstanding at October 31, 2018: 4,352,216

Pope Resources
Index to Form 10-Q Filing
For the Nine Months Ended September 30, 2018

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
Pope Resources, a Delaware Limited Partnership
September 30, 2018 and December 31, 2017
(in thousands)

	2018	2017
ASSETS
Current assets
Partnership cash	$1,791	$1,788
ORM Timber Funds cash	4,575	1,636
Cash	6,366	3,424
Restricted cash	1,005	1,860
Total cash and restricted cash	7,371	5,284
Accounts receivable, net	5,654	6,427
Contract assets	4,947	—
Land held for sale	5,013	5,728
Prepaid expenses and other current assets	1,408	591
Total current assets	24,393	18,030
Properties and equipment, at cost
Timber and roads	356,017	267,662
Timberland	69,115	55,056
Land held for development	20,809	19,311
Buildings and equipment, net of accumulated depreciation (2018 - $8,085; 2017 - $7,833)	5,497	5,306
Total property and equipment, at cost	451,438	347,335
Other assets	8,862	15,308
Total assets	$484,693	$380,673

LIABILITIES, PARTNERS’ CAPITAL AND NONCONTROLLING INTERESTS
Current liabilities
Accounts payable	$2,284	$2,430
Accrued liabilities	4,111	4,451
Current portion of long-term debt - Partnership	127	123
Deferred revenue	277	197
Current portion of environmental remediation liability	2,134	2,160
Other current liabilities	1,165	401
Total current liabilities	10,098	9,762
Long-term debt, net of unamortized debt issuance costs and current portion - Partnership	89,475	70,037
Long-term debt, net of unamortized debt issuance costs - Funds	57,307	57,291
Environmental remediation and other long-term liabilities	4,712	2,957
Partners’ capital and noncontrolling interests
General partners' capital (units issued and outstanding 2018 - 60; 2017 - 60)	1,026	1,028
Limited partners' capital (units issued and outstanding 2018 - 4,254; 2017 - 4,251)	62,503	63,519
Noncontrolling interests	259,572	176,079
Total partners’ capital and noncontrolling interests	323,101	240,626
Total liabilities, partners’ capital and noncontrolling interests	$484,693	$380,673
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
Pope Resources, a Delaware Limited Partnership
Nine Months Ended September 30, 2018 and 2017
(in thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue	$28,008	$18,803	$80,907	$52,039
Cost of sales	(16,769)	(11,388)	(43,644)	(31,568)
Operating expenses	(5,137)	(4,520)	(14,471)	(13,296)
Environmental remediation expense	—	—	(2,900)	—
General and administrative expenses	(1,930)	(1,134)	(4,954)	(4,240)
Gain on sale of timberland	—	44	—	12,547
Income from operations	4,172	1,805	14,938	15,482

Interest expense, net	(1,311)	(1,179)	(3,703)	(3,306)

Income before income taxes	2,861	626	11,235	12,176
Income tax expense	(117)	(46)	(243)	(105)
Net and comprehensive income	2,744	580	10,992	12,071

Net and comprehensive (income) loss attributable to noncontrolling interests - ORM Timber Funds	(110)	1,078	(2,498)	(6,885)
Net and comprehensive loss attributable to noncontrolling interests - Real Estate	10	—	68	—
Net and comprehensive income attributable to unitholders	$2,644	$1,658	$8,562	$5,186

Allocable to general partners	$37	$23	$119	$72
Allocable to limited partners	2,607	1,635	8,443	5,114
Net and comprehensive income attributable to unitholders	$2,644	$1,658	$8,562	$5,186

Basic and diluted earnings per unit attributable to unitholders	$0.60	$0.38	$1.96	$1.17

Basic and diluted weighted average units outstanding	4,316	4,324	4,319	4,325

Distributions per unit	$0.80	$0.70	$2.20	$2.10
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL AND NONCONTROLLING INTERESTS (Unaudited)
Pope Resources, a Delaware Limited Partnership
Nine Months Ended September 30, 2018
(in thousands, except unit amounts)

		Attributable to Pope Resources
	Units	General Partners	Limited Partners	Noncontrolling Interests	Total
December 31, 2017	4,311,065	$1,028	$63,519	$176,079	$240,626
Net income	—	119	8,443	2,430	10,992
Cash distributions	—	(133)	(9,458)	(11,217)	(20,808)
Capital call	—	—	—	92,280	92,280
Equity-based compensation	16,178	13	911	—	924
Units issued under distribution reinvestment plan	1,808	—	128	—	128
Unit repurchases	(13,422)	—	(939)	—	(939)
Payroll taxes paid on unit net settlements	(1,466)	(1)	(101)	—	(102)
September 30, 2018	4,314,163	$1,026	$62,503	$259,572	$323,101

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Pope Resources, a Delaware Limited Partnership
Nine Months Ended September 30, 2018 and 2017 (in thousands)

	2018	2017
Net income	$10,992	$12,071
Adjustments to reconcile net income to net cash provided by operating activities
Depletion	21,104	12,737
Equity-based compensation	924	950
Depreciation and amortization	439	393
Deferred taxes and other	57	10
Cost of land sold	1,407	1,970
Gain on sale of timberland - Funds	—	(12,547)
Gain on disposal of property and equipment	(9)	(3)
Cash flows from changes in operating accounts
Accounts receivable, net	772	354
Prepaid expenses, contract assets, and other assets	(5,656)	5,673
Real estate project expenditures	(2,182)	(6,496)
Accounts payable and accrued liabilities	(489)	(1,452)
Deferred revenue	80	(164)
Environmental remediation accruals	2,900	—
Environmental remediation payments	(1,145)	(6,182)
Other current and long-term liabilities	740	94
Net cash provided by operating activities	29,934	7,408

Cash flows from investing activities
Reforestation and roads	(2,534)	(1,665)
Capital expenditures	(571)	(162)
Proceeds from sale of property and equipment	10	30
Investment in unconsolidated real estate joint venture	—	(250)
Acquisitions of timberland - Partnership	(6,355)	(4,951)
Acquisitions of timberland - Funds	(108,364)	—
Proceeds from sale of timberland - Funds	—	26,590
Net cash provided by (used in) investing activities	(117,814)	19,592

Cash flows from financing activities
Line of credit borrowings	27,300	23,000
Line of credit repayments	(7,800)	(8,000)
Repayment of long-term debt	(92)	(5,088)
Debt issuance costs	—	(104)
Proceeds from unit issuances - distribution reinvestment plan	128	4
Unit repurchases	(939)	(648)
Payroll taxes paid on unit net settlements	(102)	(94)
Cash distributions to unitholders	(9,591)	(9,168)
Cash distributions - ORM Timber Funds, net of distributions to Partnership	(11,217)	(26,359)
Capital call - ORM Timber Funds, net of Partnership contribution	92,280	825
Net cash provided by (used in) financing activities	89,967	(25,632)

Net increase in cash and restricted cash	2,087	1,368
Cash and restricted cash at beginning of period	5,284	2,937
Cash and restricted cash at end of period	$7,371	$4,305
See accompanying notes to condensed consolidated financial statements.

POPE RESOURCES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2018

1.
The condensed consolidated balance sheets as of September 30, 2018, and December 31, 2017, and the related condensed consolidated statements of comprehensive income for the three- and nine-month periods, and partners’ capital and cash flows for the nine-month periods, ended September 30, 2018, and 2017, have been prepared by Pope Resources, A Delaware Limited Partnership (the “Partnership”), pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The financial information as of December 31, 2017, is derived from the Partnership’s audited consolidated financial statements and notes thereto for the year ended December 31, 2017, and should be read in conjunction with such financial statements and notes. The results of operations for the interim periods are not indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2018.

2.
The financial statements in the Partnership’s 2017 annual report on Form 10-K include a summary of significant accounting policies of the Partnership and should be read in conjunction with this Quarterly Report on Form 10-Q.

In February 2016, the FASB established Topic 842, Leases, which requires lessees to recognize leases on the balance sheet and disclose certain information about leasing arrangements. The new standard establishes a right-of-use (ROU) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as financing or operating, with classification affecting the pattern and classification of expense recognition in the income statement. For lessors, leases will be classified as a sales-type, direct financing, or operating lease. A lease is classified as a sales-type lease if any one of five criteria are met, each of which indicate that the lease, in effect, transfers control of the underlying asset to the lessee. If none of those five criteria are met, but two additional criteria are both met, indicating that the lessor has transferred substantially all the risks and benefits of the underlying asset to the lessee and a third party, the lease is a direct financing lease. All leases that are not sales-type or direct financing leases are operating leases.

The new standard is effective for us on January 1, 2019. We expect to adopt the new standard on January 1, 2019 and use the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The new standard provides a number of optional practical expedients in transition. We expect to elect all of the new standard’s available transition practical expedients.

Due to the Partnership’s limited leasing activity, we do not expect the effect of this standard to be material to the Partnership’s consolidated financial statements. As a lessee, we currently believe that the most significant effect relates to the recognition of new ROU assets and lease liabilities on our balance sheet for our leases, which consist principally of leases of office equipment and office space. We expect to elect the practical expedient to not separate lease and non-lease components for all leases. As a lessor, we currently believe that all of our leases, which consist of leases of real estate, will continue to be classified as operating leases under the new standard.

3.
Effective January 1, 2018, the Partnership adopted Topic 606, Revenue from Contracts with Customers. For revenue from the Partnership Timber and Funds Timber segments, which consists primarily of the sale of logs, there were no changes to the timing or amount of revenue recognized because contracts are legally enforceable, the transaction price is fixed, and performance is completed and control transfers at a point in time, typically when risk of loss and title passes to the customer. Similarly, no changes were identified to the timing or amount of revenue recognized from certain components of other revenue in these segments, including commercial thinning, royalties from gravel mines and quarries, and land use permits. For timber deed sales, the timing of revenue recognition was accelerated under the new standard to the effective date of the contract, whereas under the previous revenue recognition guidance the revenue was generally recognized when the timber was harvested by the customer. Under Topic 606, revenue recognized from timber deed sales in the third quarter of 2018 was $588,000 less than it would have been under the previous revenue recognition standards. For the nine months ended September 30, 2018, revenue recognized under Topic 606 was $6.9 million greater than it would have been under the previous revenue recognition accounting standards. For the Real Estate segment, this new standard may result in accelerating the recognition of revenue for performance obligations that are satisfied over time, which generally consist of construction and landscaping activity in common areas completed after transaction closing. The Partnership adopted this standard using the cumulative effect transition method applied to uncompleted contracts as of the date of adoption. The

Partnership, however, had no uncompleted contracts at the date of adoption. Accordingly, the adoption of this standard did not have a cumulative effect on the Partnership’s consolidated financial statements.

Revenue is measured based on the consideration specified in a contract with a customer. The Partnership recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. Taxes assessed by a governmental authority that are both imposed on and concurrent with a specific revenue-producing transaction that are collected by the Partnership from a customer are excluded from revenue. Shipping costs associated with delivering products to customers are included in cost of sales.

Included in “Accounts receivable, net” are $4.4 million of receivables from contracts with customers as of September 30, 2018, and December 31, 2017. Significant changes in the contract asset balance during the period were as follows, and there were no contract liabilities as of September 30, 2018, and December 31, 2017:

Contract assets, January 1, 2018	$—
Revenue recognized from the satisfaction of performance obligations	10,255
Revenue recognized from changes in estimates of variable consideration	249
Transferred to receivables from contract assets	(5,557)
Contract assets, September 30, 2018	$4,947

The contract assets in the table above represent rights to consideration for timber deeds transferred to the customer and are related to the Funds Timber segment. These contracts provide the customer the legal right to harvest timber on the Funds’ property. The value of a timber deed contract is determined based on the estimated timber volume by tree species multiplied by the contracted price. The contract consideration is considered variable because the timber volume is an estimate until the harvest is completed. The contract assets are transferred to receivables when the rights to consideration become due under the contract. Customers may harvest the timber at their discretion, within a time period and operational parameters stated in the contract.

The following is a description of principal activities, separated by reportable segments, from which the Partnership generates its revenue.

Partnership Timber and Funds Timber

Log sale revenue in these two segments is recognized when control is transferred, and title and risk of loss passes to the customer, which typically occurs when logs are delivered to the customer. Revenue in these two segments is earned primarily from the harvest and sale of logs from the Partnership’s and Funds’ timberland. Other revenue in these segments is generated from the sale of rights to harvest timber (timber deed sales), commercial thinning, ground leases for cellular communication towers, royalties from gravel mines and quarries, and land use permits. Timber deed sales are generally structured so that the customer pays a contracted price per volume, measured in thousands of board feet (MBF), and revenue is recognized when control is transferred to the customer, which generally occurs on the effective date of the contract. Commercial thinning consists of the selective cutting of timber stands that have not yet reached optimal harvest age. However, this timber does have some commercial value and revenue is based on the volume harvested. Royalty revenue from gravel mines and quarries is recognized monthly based on the quantity of material extracted.

The following table presents log sale and other revenue for the quarters and nine months ended September 30, 2018 and 2017:

(in thousands)	Quarter ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Partnership Timber
Log sale revenue	$11,638	$8,298	$31,312	$24,686
Other revenue	601	600	1,635	1,487
Total revenue	$12,239	$8,898	$32,947	$26,173

Funds Timber
Log sale revenue	$11,353	$5,682	$29,356	$19,912
Timber deed sale revenue	1,640	1,235	10,504	1,945
Other revenue	260	165	851	204
Total revenue	$13,253	$7,082	$40,711	$22,061

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

The following table breaks down revenue for the Real Estate segment for the quarters and nine months ended September 30, 2018 and 2017:

	Quarter ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

Development rights (CE)	$—	$—	$3,730	$—
Residential land sales	1,975	2,487	2,126	2,942
Unimproved land	—	—	125	—
Total land sales	1,975	2,487	5,981	2,942
Rentals and other	541	336	1,268	863
Total revenue	$2,516	$2,823	$7,249	$3,805

4.
The Partnership has two general partners: Pope MGP, Inc. and Pope EGP, Inc. In total, these two entities own 60,000 limited partner units. The allocation of distributions, profits, and losses among the general and limited partners is pro rata across all units outstanding.

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

In January 2018, Fund IV closed on the acquisitions of two tree farms, one in southwestern Oregon and one in south Puget Sound, Washington, for $33.6 million and $80.4 million, respectively. In 2017, Fund IV paid deposits totaling $5.7 million for these acquisitions. The Partnership’s share of the combined purchase price was $17.0 million. The combined purchase price was allocated $100.7 million to timber and roads, and $13.3 million to the underlying land. In October 2018, Fund IV closed on the acquisition of a tree farm in south Puget Sound, Washington for $32.2 million, of which the Partnership’s share was $4.8 million.

In January 2017, Fund II closed on the sale of one of its tree farms, located on the Oregon coast, for $26.5 million. The Partnership’s share of the pretax results from this tree farm was a gain of $2.5 million for the nine months ended September 30, 2017.

The assets and liabilities of the Funds as of September 30, 2018, and December 31, 2017, were as follows:

(in thousands)	September 30, 2018	December 31, 2017
Assets:
Cash	$4,575	$1,636
Other current assets	7,905	2,481
Total current assets	12,480	4,117
Properties and equipment, net of accumulated depreciation	332,068	235,046
Other long-term assets	—	5,683
Total assets	$344,548	$244,846
Liabilities and equity:
Current liabilities	$3,635	$2,862
Long-term debt, net of unamortized debt issuance costs	57,307	57,291
Funds’ equity	283,606	184,693
Total liabilities and equity	$344,548	$244,846

6.	Other assets consisted of the following at September 30, 2018 and December 31, 2017:

	September 30, 2018	December 31, 2017

Deferred tax assets, net	$412	$465
Cash held by like-kind exchange intermediaries	—	598
Deposits for acquisitions of timberland	—	5,688
Investment in Real Estate joint venture entity	5,895	5,895
Advances to Real Estate joint venture entity	753	37
Note receivable	1,802	2,625
Total	$8,862	$15,308

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

In addition, we have changed our internal reporting and our segment reporting to segregate our former “Fee Timber” segment into two segments: “Partnership Timber” includes the operating results of the Partnership’s 100%-owned timberland, while “Funds Timber” includes the operating results of its three private equity timber funds. Our chief operating decision maker reviews internal financial reporting information at the Partnership Timber and Funds Timber level to allocate resources and evaluate the results of the business. Prior period segment disclosures have been revised to reflect our current segment structure.

Quarter ended September 30, (in thousands)	Partnership Timber	Funds Timber	Timberland Investment Management	Real Estate	Other	Consolidated
2018
Revenue - internal	$12,373	$13,253	$1,212	$2,636	$—	$29,474
Eliminations	(134)	—	(1,212)	(120)	—	(1,466)
Revenue - external	12,239	13,253	—	2,516	—	28,008

Cost of sales	(4,976)	(9,932)	—	(1,861)	—	(16,769)

Operating, general and administrative expenses - internal	(1,729)	(2,435)	(1,206)	(1,209)	(1,954)	(8,533)
Eliminations	43	1,212	151	36	24	1,466
Operating, general and administrative expenses - external	(1,686)	(1,223)	(1,055)	(1,173)	(1,930)	(7,067)
Income (loss) from operations - internal	5,668	886	6	(434)	(1,954)	4,172
Eliminations	(91)	1,212	(1,061)	(84)	24	—

Income (loss) from operations - external	$5,577	$2,098	$(1,055)	$(518)	$(1,930)	$4,172

Income (loss) from operations - internal	$5,668	$886	$6	$(434)	$(1,954)	$4,172
Depletion, depreciation, and amortization	1,094	5,906	21	68	10	7,099
Adjusted EBITDDA	$6,762	$6,792	$27	$(366)	$(1,944)	$11,271

2017
Revenue - internal	$8,981	$7,082	$829	$2,920	$—	$19,812
Eliminations	(83)	—	(829)	(97)	—	(1,009)
Revenue - external	8,898	7,082	—	2,823	—	18,803

Cost of sales	(3,552)	(5,717)	—	(2,119)	—	(11,388)

Operating, general and administrative expenses - internal	(1,576)	(1,937)	(780)	(1,213)	(1,157)	(6,663)
Eliminations	38	829	101	18	23	1,009
Operating, general and administrative expenses -external	(1,538)	(1,108)	(679)	(1,195)	(1,134)	(5,654)
Gain on sale of timberland	—	44	—	—	—	44
Income (loss) from operations - internal	3,853	(528)	49	(412)	(1,157)	1,805
Eliminations	(45)	829	(728)	(79)	23	—

Income (loss) from operations - external	$3,808	$301	$(679)	$(491)	$(1,134)	$1,805

Income (loss) from operations - internal	$3,853	$(528)	$49	$(412)	$(1,157)	$1,805
Depletion, depreciation, and amortization	912	3,374	8	69	13	4,376
(Gain) loss on sale of timberland	—	(44)	—	—	—	(44)
Adjusted EBITDDA	$4,765	$2,802	$57	$(343)	$(1,144)	$6,137

Nine Months Ended September 30, (in thousands)	Partnership Timber	Funds Timber	Timberland Investment Management	Real Estate	Other	Consolidated
2018
Revenue - internal	$33,313	$40,711	$3,376	$7,621	$—	$85,021
Eliminations	(366)	—	(3,376)	(372)	—	(4,114)
Revenue - external	32,947	40,711	—	7,249	—	80,907

Cost of sales	(11,996)	(28,754)	—	(2,894)	—	(43,644)

Operating, general and administrative expenses - internal	(5,076)	(6,766)	(3,337)	(3,327)	(5,033)	(23,539)
Eliminations	135	3,376	419	105	79	4,114
Operating, general and administrative expenses - external	(4,941)	(3,390)	(2,918)	(3,222)	(4,954)	(19,425)
Environmental remediation	—	—	—	(2,900)	—	(2,900)
Income (loss) from operations - internal	16,241	5,191	39	(1,500)	(5,033)	14,938
Eliminations	(231)	3,376	(2,957)	(267)	79	—
Income (loss) from operations - external	$16,010	$8,567	$(2,918)	$(1,767)	$(4,954)	$14,938

Income (loss) from operations - internal	$16,241	$5,191	$39	$(1,500)	$(5,033)	$14,938
Depletion, depreciation, and amortization	2,930	18,275	48	204	35	21,492
Environmental remediation	—	—	—	2,900	—	2,900
Adjusted EBITDDA	$19,171	$23,466	$87	$1,604	$(4,998)	$39,330

2017
Revenue - internal	$26,425	$22,061	$2,494	$4,136	$—	$55,116
Eliminations	(252)	—	(2,494)	(331)	—	(3,077)
Revenue - external	26,173	22,061	—	3,805	—	52,039

Cost of sales	(10,430)	(18,000)	—	(3,138)	—	(31,568)

Operating, general and administrative expenses - internal	(4,286)	(5,372)	(2,705)	(3,929)	(4,321)	(20,613)
Eliminations	135	2,494	309	58	81	3,077
Operating, general and administrative expenses - external	(4,151)	(2,878)	(2,396)	(3,871)	(4,240)	(17,536)
Gain on sale of timberland	—	12,547	—	—	—	12,547

Income (loss) from operations - internal	11,709	11,236	(211)	(2,931)	(4,321)	15,482
Eliminations	(117)	2,494	(2,185)	(273)	81	—
Income (loss) from operations - external	$11,592	$13,730	$(2,396)	$(3,204)	$(4,240)	$15,482

Income (loss) from operations - internal	$11,709	$11,236	$(211)	$(2,931)	$(4,321)	$15,482
Depletion, depreciation, and amortization	2,877	9,931	24	211	40	13,083
Gain on sale of timberland	—	(12,547)	—	—	—	(12,547)
Adjusted EBITDDA	$14,586	$8,620	$(187)	$(2,720)	$(4,281)	$16,018

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

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per unit amounts)	2018	2017	2018	2017
Net and comprehensive income attributable to Pope Resources’ unitholders	$2,644	$1,658	$8,562	$5,186
Less:
Non-forfeitable distributions paid to unvested restricted unitholders	(27)	(25)	(55)	(84)
Preferred share dividends - ORM Timber Funds	(8)	(8)	(23)	(23)
Net and comprehensive income for calculation of earnings per unit	$2,609	$1,625	$8,484	$5,079

Basic and diluted weighted average units outstanding	4,316	4,324	4,319	4,325

Basic and diluted net earnings per unit	$0.60	$0.38	$1.96	$1.17

9.
In the first quarter of 2018, the Partnership issued 11,393 restricted units pursuant to the management incentive compensation program and 3,575 restricted units to members of the Board of Directors. These restricted units vest ratably over four years with the grant date fair value equal to the market price on the date of grant. During the nine months ended September 30, 2018, 1,198 units were granted with no restrictions to certain board members who elected to receive their quarterly board compensation in the form of units rather than cash. Units granted to directors are included in the calculation of total equity compensation expense which is recognized over the vesting period, for restricted units, or immediately for unrestricted units. Grants to retirement-eligible individuals on the date of grant are expensed immediately. The Partnership recognized $202,000 and $166,000 of equity compensation expense in the third quarter of 2018 and 2017, respectively, related to these compensation programs and $924,000 and $950,000 for the nine months ended September 30, 2018 and 2017, respectively.

10.
Supplemental disclosure of cash flow information: interest paid, net of amounts capitalized, totaled $3.5 million and $3.2 million during the first nine months of 2018 and 2017, respectively. Income taxes paid totaled $660,000 and $65,000 for the first nine months of 2018 and 2017, respectively.

11.
During the first nine months of 2018, the Partnership closed on six acquisitions of timberland in western Washington totaling 1,342 acres for $7.2 million. The Partnership utilized $598,000 of funds held by like-kind exchange intermediaries to fund a portion of these acquisitions. The aggregate purchase price was allocated $869,000 to land and $6.3 million to timber and roads. Part of the consideration paid for one of these transactions involved the conveyance by the Partnership of 365 acres of non-strategic timberland to the seller, valued at $214,000, with the remainder paid in cash.

12.
The Partnership’s financial instruments include cash, accounts receivable, and a note receivable, included in other assets, for which the carrying amount of each represents fair value based on current market interest rates or their short-term nature.

Collectively, the Partnership’s and the Funds’ fixed-rate debt has a carrying value of $101.5 million as of September 30, 2018 and December 31, 2017. The estimated fair value of this debt, based on current interest rates for similar instruments (Level 2 inputs in the Fair Value Hierarchy), is approximately $101.1 million and $104.6 million as of September 30, 2018 and December 31, 2017, respectively.

13.
The Partnership had an accrual for estimated environmental remediation costs of $6.7 million and $5.0 million as of September 30, 2018 and December 31, 2017, respectively. The environmental remediation liability represents management’s estimate of payments to be made to remediate and monitor certain areas in and around Port Gamble Bay, Washington.

In December 2013, a consent decree and Clean-up Action Plan (CAP) related to Port Gamble Bay were finalized with the Washington State Department of Ecology (DOE) and filed with Kitsap County Superior Court. In the third quarter of 2015, the Partnership selected a contractor to complete the remediation work. Remediation activity began in late September 2015 and the required in-water portion of the cleanup was completed in January 2017. This will be followed by cleanup activity on the millsite and by a monitoring period, which is estimated to be approximately 15 years. Management’s cost estimates for the remainder of the project are based on amounts included in construction contracts, bids from contractors, and estimates for project management and other professional fees.

In February 2018, the Partnership and DOE entered into an agreed order with respect to the millsite under which the Partnership will perform a remedial investigation and feasibility study and develop a CAP. As with the in-water portion of the project, the CAP will define the scope of the remediation activity for the millsite. Based on design work completed to date, we discovered during the second quarter of 2018 that we will need to remove a greater volume of sediment from the millsite than we previously anticipated. The discovery of a higher volume of material to excavate, related capping, and updated estimates of long-term monitoring costs, caused the Partnership to increase its accrual by $2.9 million in the second quarter of 2018. Because the design of the millsite cleanup is not yet finalized, it is reasonably possible that the accrual for the millsite component of the liability may still increase. The design of the millsite is expected to be substantially complete by the end of 2018 and the cleanup activity is expected to commence in 2019.

Certain environmental laws allow state, federal, and tribal trustees (collectively, the Trustees) to bring suit against property owners to recover damages for injuries to natural resources. Like the liability that attaches to current property owners in the cleanup context, liability for natural resource damages (NRD) can attach to a property owner simply because an injury to natural resources resulted from releases of hazardous substances on that owner’s property, regardless of culpability for the release. In the case of Port Gamble, the Trustees are alleging that the Partnership has NRD liability because of releases that occurred on its property. The Partnership has been in discussions with the Trustees regarding their claims and the alleged conditions in Port Gamble Bay, and has also been discussing restoration alternatives that might address the damages the Trustees allege. Discussions with the Trustees may result in an obligation for the Partnership to fund NRD restoration activities and past assessment costs that are greater than it has estimated, and it is reasonably possible that this component of the liability may increase beyond what has been accrued in the liability. Management expects to be in a position to update its estimate of the NRD liability, or range of liability, by the end of 2018.

The environmental liability at September 30, 2018 is comprised of $2.1 million that management expects to expend in the next 12 months and $4.6 million thereafter.

Activity in the environmental liability is as follows:

(in thousands)	Balance at Beginning of the Period	Additions to Accrual	Expenditures for Remediation	Balance at Period-end
Year ended December 31, 2016	$16,761	$7,700	$(11,691)	$12,770
Year ended December 31, 2017	12,770	—	(7,791)	4,979
Quarter ended March 31, 2018	4,979	—	(219)	4,760
Quarter ended June 30, 2018	4,760	2,900	(666)	6,994
Quarter ended September 30, 2018	$6,994	$—	$(260)	$6,734

14.
In October 2018, the Partnership amended its timberland mortgage credit facilities (Credit Agreement) with Northwest Farm Credit Services to increase its borrowing capacity. The expanded credit facilities consist of the following components:

•	$30.0 million revolving line of credit bearing interest, paid quarterly, at LIBOR plus a margin of 1.60%, and maturing in October 2023. At closing, $15.7 million was outstanding under this facility.

•
$40.0 million delayed-draw term facility with an ultimate maturity of October 2028, on which $4.0 million was drawn in October 2018 as a variable-rate segment. The Partnership may borrow at any time under this facility through October 2023, subject to certain conditions established in the Credit Agreement. Borrowings may bear interest, paid quarterly, at variable or fixed rates at the election of the Partnership. Variable-rate segments bear interest at LIBOR plus a margin of 1.60%. Fixed-rate segments bear interest at the lenders pricing index at the time of borrowing plus a margin of 1.60% for maturities up to five years, and 1.65% for maturities greater than five years. Variable-rate segments may be converted to fixed-rate segments at the election of the Partnership. Fixed-rate loan segments must be for a minimum of $5.0 million, and no more than five such fixed-rate loan segments may be outstanding at any time. Fixed-rate loan segment maturities may be from one through ten years at the election of the Partnership, not to exceed the ultimate maturity of October 2028.

•	$71.8 million fully funded, long-term facility that consists of:
$9.8 million bearing interest at 6.40%, paid monthly, maturing September 2019
$6.0 million bearing interest at LIBOR plus 1.60%, paid quarterly, maturing October 2024
$10.0 million bearing interest at 6.05%, paid quarterly, maturing July 2025
$11.0 million bearing interest at 3.89%, paid quarterly, maturing July 2026
$11.0 million bearing interest at 4.13%, paid quarterly, maturing July 2028
$8.0 million bearing interest at 5.34%, paid quarterly, maturing October 2034
$8.0 million bearing interest at 5.34%, paid quarterly, maturing October 2035
$8.0 million bearing interest at 5.42%, paid quarterly, maturing October 2036
Variable-rate loan segments may be converted to fixed-rate loan segments with maturities from 1 - 10, 12, 15 or 18 years, not to exceed the ultimate maturity dates above. Any such fixed-rate loan segment will bear interest, paid quarterly, at the lender’s pricing index at the time of conversion plus margins of 1.60% for maturities up to five years, and 1.65% for maturities greater than five years.

•
Accordion feature that the Partnership may exercise in the future, subject to lender approval, to increase borrowing capacity by up to $50.0 million under either the $40.0 million or $71.8 million facility. Any such increases must be in $15.0 million minimum increments with no more than three such increases.

The amended credit facilities eliminate the 3:1 interest coverage ratio covenant that had previously applied to the loans. Instead, the interest coverage ratio will be calculated quarterly, and the interest margins will be adjusted if the interest coverage ratio is below 3:1. The maximum interest margin is 2.20%, for variable-rate loan segments and prospective fixed-rate loan segments with maturities up to five years, and 2.25% for prospective fixed-rate loan segments with maturities greater than five years. The lender may reset the interest margin in October 2023, for the $40.0 million facility, and in October 2023, 2028, and 2033, for the $71.8 million facility.

The amended credit facilities retain the requirements that the Partnership 1) not exceed a maximum debt-to-capitalization ratio of 30%, with total capitalization calculated using fair market (rather than carrying) value of timberland, roads and timber, and 2) not exceed a maximum loan-to-appraised value of collateral of 50%. These amended facilities are collateralized by a portion of the Partnership’s timberland.

The Partnership intends to use borrowing capacity under these facilities to repay the $9.8 million fixed-rate loan segment that matures in September 2019. Accordingly, this loan segment is reflected in long-term debt at September 30, 2018.

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

Our current strategy for adding timberland acreage is centered primarily on our private equity timber fund business model. However, where it does not conflict with exclusivity provisions with the Funds, we acquire smaller timberland parcels from time to time to add on to the Partnership’s existing tree farms. In addition, during periods when the Funds’ committed capital is fully invested, we may look to acquire larger timberland properties for the Partnership. Our three active timber funds have assets under management totaling approximately $490 million as of September 30, 2018 based on the most recent appraisals. Through our 20% co-investment in Fund II, our 5% co-investment in Fund III, and our 15% co-investment in Fund IV, we have deployed $43 million of Partnership capital. Fund IV, launched in December 2016, is still in its investment period and has not yet placed all of its committed capital. Our co-investment affords us a share of the Funds’ operating cash flows while also allowing us to earn asset management and timberland management fees, as well as potential future incentive fees, based upon the overall success of each fund. We also believe that this strategy allows us to maintain more sophisticated expertise in timberland acquisition, valuation, and management on a more cost-effective basis than we could for the Partnership’s timberlands alone. We believe our co-investment strategy also enhances our credibility with existing and prospective Fund investors by demonstrating that we have both an operational and a financial commitment to the Funds’ success.

Our Real Estate segment’s activities primarily include securing permits and entitlements, and in some cases, installing infrastructure for raw land development and then realizing that land’s value by selling larger parcels to developers who, in turn, seek to take the land further up the value chain by either selling homes to retail buyers or lots to developers of commercial property. More recently, we have acquired and developed other real estate properties (not previously owned by the Partnership), either on our own or by partnering with another developer in a joint venture. Since these projects often span multiple years, the Real Estate segment may incur losses for multiple years while a project is developed, and will not recognize operating income until that project is sold. In addition, within this segment, we sometimes negotiate and sell development rights in the form of conservation easements (CE’s) on Partnership Timber properties which preclude future development, but allow continued timber operations. The strategy for our Real Estate segment centers around how and when to “harvest” or sell a parcel of land to realize its optimal value. In doing so, we seek to balance the long-term risks and costs of carrying and developing a property against the potential for income and cash flows upon sale. Land held for development by our Real Estate segment represents property in western Washington that has been deemed suitable for residential and commercial building sites. Land and timber held for sale includes those properties in the development portfolio that we expect to sell in the next 12 months.

Outlook

We expect 2018 volume will range between 57-59 MMBF for the Partnership, and 72-75 MMBF for the Funds, including timber deed sales. The 57-59 MMBF for the Partnership includes 5-7 MMBF of volume from timber located on real estate properties and recent small-tract acquisitions that is not factored into our long-term, sustainable harvest plan of 52 MMBF. On a look-through basis, total 2018 harvest volume, including timber deed sales, is expected to be 65-68 MMBF.

We expect to close on the sale of three industrial lots in Kitsap County and a smaller HBU sale in Mason County before the end of the year.

Timber - Overall

Operations. As of September 30, 2018, Timber results include operations on 120,000 acres of timberland owned by the Partnership (Partnership Timber) in western Washington, and 124,000 acres of timberland owned by the Funds (Funds Timber) in western Washington, northwestern Oregon, southwestern Oregon, and northern California. In October 2018, Fund IV acquired an additional 9,400 acres in south Puget Sound, Washington and signed an agreement to acquire 7,100 acres in south central Washington.

Timber revenue is earned primarily from the harvest and sale of logs from these timberlands and is driven primarily by the volume of timber harvested and the average log price realized on the sale of that timber. Our harvest volume typically represents delivered log sales to domestic mills and log export brokers. We also occasionally sell rights to harvest timber (timber deed sales) from the Combined tree farms. The metrics used to calculate volumes sold and average price realized during the reporting periods exclude timber deed sales, except where stated otherwise. Harvest volumes are generally expressed in million board feet (MMBF) increments while harvest revenue and related costs are generally expressed in terms of revenue or cost per thousand board feet (MBF).

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

Revenue in our timber segments is also derived from commercial thinning operations, ground leases for cellular communication towers, and royalties from gravel mines and quarries, all of which, along with timber deed sales, are included in other revenue in the tables that follow. Commercial thinning consists of the selective cutting of timber stands not yet of optimal harvest age. The smaller diameter logs harvested in these operations do, however, have some commercial value, thus allowing us to earn revenue while at the same time improving the projected value at harvest of the remaining timber in the stand.

Log Prices. During Q3 2018, log prices increased slightly from prices realized during Q2 2018, but were well above the prices realized during Q3 2017. For the Partnership, the overall realized log price increased 5% and 11% relative to Q2 2018 and Q3 2017, respectively. For the Funds, the overall realized log price increased 1% and 15% relative to Q2 2018 and Q3 2017, respectively. West Coast softwood lumber production during Q3 2018 was 6% below that of Q2 2018 and 3% above Q3 2017.

West Coast softwood log exports in Q3 2018 were 1% below exports during Q2 2018 and 11% below Q2 2017, driven primarily by a softening China market which appears to be due to an increase in trade tensions between the U.S. and China. On

September 18, 2018, China announced tariffs on $60 billion of U.S. goods, which became effective on September 24, 2018. These tariffs on softwood logs from the Pacific Northwest (PNW) region include 5% on Douglas-fir and western hemlock logs (most impactful to us), 10% for spruce logs, 25% for pine logs, and 10% for softwood lumber. The potential exists for China to increase the tariffs on Douglas-fir and western hemlock to 20% on January 1, 2019, if the U.S. implements tariff increases on Chinese imports, as intimated by the Trump administration. The threat of tariff increases by the U.S. has created uncertainty among Pacific Northwest log exporters, who have become hesitant to purchase logs given the possibility that they could accumulate log inventories and then be unable to sell them in China. This has caused a reduction in prices in the export market, and timberland owners have responded by selling increasing amounts of logs into the domestic market. The domestic market, however, was already well supplied with logs and lumber, as manufacturers built up log inventories ahead of an expected fire season that never materialized. As such, log and finished lumber inventories at domestic mills are high, leading to log price reductions, quotas, and in some cases temporary shutdowns.

On a year-to-date basis, the overall realized log price increased 20% in 2018 for the Partnership and 19% for the Funds relative to the same period of 2017. West Coast softwood lumber production during the first nine months of 2018 increased 6% relative to the same period a year ago, while West Coast softwood log exports decreased 10%.

Partnership Timber

Partnership Timber operating results for the quarters ended September 30, 2018, June 30, 2018, and September 30, 2017, and the nine months ended September 30, 2018, and September 30, 2017, were as follows:

				Nine Months Ended
	Q3 2018	Q2 2018	Q3 2017	Sep-18	Sep-17
Partnership
Overall log price per MBF	$759	$726	$686	$763	$637
Total volume (in MMBF)	15.3	6.9	12.1	41.0	38.7

(in thousands)
Log sale revenue	$11,638	$5,039	$8,298	$31,312	$24,686
Other revenue	601	531	600	1,635	1,487
Total revenue	12,239	5,570	8,898	32,947	26,173
Cost of sales	(4,976)	(1,994)	(3,552)	(11,996)	(10,430)
Operating expenses	(1,686)	(1,795)	(1,538)	(4,941)	(4,151)
Operating income	$5,577	$1,781	$3,808	$16,010	$11,592

Operating Income

Comparing Q3 2018 to Q2 2018.  Operating income more than tripled, increasing by $3.8 million from Q2 2018, driven by a 122% increase in delivered log volume, coupled with a weighted average realized log price increase of 5%. The increase in delivered log volume during the third quarter reflects the decision to pull a significant amount of volume from Q2 2018 ahead into Q1 2018, when log prices were stronger. Cost of sales increased by 150% from the higher harvest volume, while operating expenses decreased by 6%.

Comparing Q3 2018 to Q3 2017.  Operating income increased $1.8 million, or 46%, from Q3 2017, driven by increases of 26% in delivered log volume and 11% in the average realized log price. The increase in delivered log volume led to a 40% increase in cost of sales from Q3 2017.

Comparing YTD 2018 to YTD 2017. Operating income increased $4.4 million, or 38%, for the first nine months of 2018 from the first nine months of 2017, reflecting a 6% increase in log volume and 20% increase in weighted average log price realizations.

Revenue

Comparing Q3 2018 to Q2 2018.  Log sale revenue in Q3 2018 increased $6.6 million, or 131%, from Q2 2018, due to a 122% increase in delivered log volume and a 5% increase in average realized log prices.

Comparing Q3 2018 to Q3 2017.  Log sale revenue in Q3 2018 increased $3.3 million, or 40%, from Q3 2017, due to a 26% increase in harvest volume and an 11% increase in average realized log prices.

Comparing YTD 2018 to YTD 2017. Log sale revenue in the first nine months of 2018 increased by $6.6 million, or 27%, from the first nine months of 2017, due to a 6% increase in harvest volume and a 20% rise in average realized log prices.

 Log Prices

Partnership Timber log prices for the quarters ended September 30, 2018, June 30, 2018, and September 30, 2017, and nine months ended September 30, 2018, and 2017, were as follows:

Average price realizations (per MBF)				Nine Months Ended
	Q3 2018	Q2 2018	Q3 2017	Sep-18	Sep-17
Partnership
Douglas-fir domestic	$791	$812	$758	$822	$690
Douglas-fir export	887	843	795	891	722
Whitewood domestic	669	529	579	603	522
Whitewood export	684	714	743	729	713
Cedar	1,150	1,373	1,477	1,329	1,427
Hardwood	749	721	712	724	669
Pulpwood	374	351	311	369	301
Overall log price	759	726	686	763	637

Comparing Q3 2018 to Q2 2018. Overall realized log prices in Q3 2018 were 5% higher than Q2 2018. Our overall average realized log price is influenced heavily by price movements for our two most prevalent species, Douglas-fir and whitewood, and the relative harvest volume mix of those two species. Realized Douglas-fir sawlog prices changed by -3% and 5% for domestic and export sorts, respectively. Realized whitewood sawlog prices changed by 26% and -4% for domestic and export sorts, respectively. The large increase in the average domestic whitewood price reflects the efforts of a domestic customer to divert volume to their mill and away from the export market during Q3 2018. Prices for Douglas-fir and whitewood species were above historic averages for Q3 2018.

Comparing Q3 2018 to Q3 2017. From Q3 2017 to Q3 2018, average realized log prices increased 11%. The favorable change was attributable to increased prices in all species and sorts, excluding whitewood export (-8%) and cedar (-22%). In light of decreased export demand, continued strength in the domestic markets resulted in price strength for both of our primary species with increases in Douglas-fir and whitewood domestic log prices of 4% and 16%, respectively.

Comparing YTD 2018 to YTD 2017. Average realized log prices increased by 20% during the first nine months of 2018, relative to the same period in 2017. Douglas-fir and whitewood realized log prices increased 20% and 5%, respectively. Price increases for other species groups include: hardwood (8%) and pulpwood (23%). Prices for cedar decreased by 7%.

Log Volume

The Partnership harvested the following log volumes by species for the quarters ended September 30, 2018, June 30, 2018, and September 30, 2017, and the nine months ended September 30, 2018, and 2017:

Volume (in MMBF)							Nine Months Ended
	Q3 2018		Q2 2018		Q3 2017		Sep-18		Sep-17
Partnership
Douglas-fir domestic	9.3	61%	3.5	51%	5.6	46%	25.0	62%	18.3	48%
Douglas-fir export	2.7	18%	0.8	12%	1.7	14%	5.3	14%	6.7	17%
Whitewood domestic	0.5	3%	0.2	3%	1.0	8%	1.0	2%	1.9	5%
Whitewood export	0.2	1%	0.3	4%	1.8	15%	1.0	2%	2.7	7%
Cedar	0.3	2%	0.3	4%	0.1	1%	1.0	2%	0.9	2%
Hardwood	0.4	3%	0.4	6%	0.2	2%	1.4	3%	1.3	3%
Pulpwood	1.9	12%	1.4	20%	1.7	14%	6.3	15%	6.9	18%
Log sale volume	15.3	100%	6.9	100%	12.1	100%	41.0	100%	38.7	100%
Timber deed sale volume	—		—		—		—		—
Total volume	15.3		6.9		12.1		41.0		38.7

Comparing Q3 2018 to Q2 2018. Harvest volume increased 8.4 MMBF, or 122%, in Q3 2018 from Q2 2018. The increase reflects our decision to pull a significant amount of volume from Q2 2018 ahead into Q1 2018, when log prices were stronger. The primary changes in product mix during the quarter were a 16% increase in the share of Douglas-fir and an 8% decrease in the share of pulpwood.

 Comparing Q3 2018 to Q3 2017. Harvest volume increased 3.2 MMBF, or 26%, in Q3 2018 from Q3 2017. The increase in total volume reflects our decision to increase harvest in response to strong log markets while the change in species mix between quarters reflects our harvest in the current quarter of a high-valued Douglas-fir stand in 2018.

Comparing YTD 2018 to YTD 2017. Relative to the first nine months of 2017, YTD 2018 harvest volume increased by 2.3 MMBF, or 6%. The differences in the total harvest volume reflects our decision to increase harvest in response to strong log markets and the relative species mix reflects our harvest of a high-quality Douglas-fir stand in 2018.

Cost of Sales

Cost of sales varies with harvest volume, and for the quarters ended September 30, 2018, June 30, 2018, and September 30, 2017, and the nine months ended September 30, 2018, and 2017, was as follows, with the first part of the table expressing these costs in total dollars and the second part of the table expressing those costs that are driven by volume on a per MBF basis:

(in thousands)				Nine Months Ended
	Q3 2018	Q2 2018	Q3 2017	Sep-18	Sep-17
Partnership
Harvest, haul, and tax	$3,915	$1,513	$2,675	$9,156	$7,623
Depletion	1,057	478	877	2,830	2,807
Other	4	3	—	10	—
Total cost of sales	$4,976	$1,994	$3,552	$11,996	$10,430

Amounts per MBF *
Harvest, haul, and tax	$256	$219	$221	$223	$197
Depletion	$69	$69	$72	$69	$73

*	Timber deed sale volumes are excluded in the per MBF computation for harvest, haul and tax costs but included in the per MBF computation for depletion.

Comparing Q3 2018 to Q2 2018. Cost of sales increased $3.0 million, or 150%, in Q3 2018 from Q2 2018 due to a 122% increase in harvest volume. On a per-MBF basis, the harvest, haul and tax rate increased by 17% due to season effects of logging at higher elevations which involves a relatively greater amount of more expensive cable logging systems.

Comparing Q3 2018 to Q3 2017. Cost of sales increased $1.4 million, or 40%, in Q3 2018 from Q3 2017 due primarily to a 26% increase in harvest volume. On a per-MBF basis, the harvest, haul and tax rate increased by 16%, while the per-MBF depletion rate decreased by 5%. Harvest and haul costs are up in the current quarter due to logging in more expensive units in the current quarter.
Comparing YTD 2018 to YTD 2017. Year-to-date 2018 cost of sales increased $1.6 million, or 15%, relative to the same period in 2017 due to a 6% increase in delivered log volume and a 13% increase in the per-MBF harvest, haul and tax rate, which was partially offset by a 5% decrease in the per-MBF depletion rate.

Operating Expenses

Operating expenses include the cost of maintaining existing roads and building temporary roads for harvesting, silviculture costs, and other management expenses. For the quarters ended September 30, 2018, June 30, 2018, and September 30, 2017, segment operating expenses were $1.7 million, $1.8 million, and $1.5 million, respectively. The $109,000 decrease in operating expenses in Q3 2018 from Q2 2018 is attributable to lower road maintenance expenses, which were partially offset by higher silviculture and management expenses. Operating expenses increased by $148,000 from Q3 2017 to Q3 2018 due to higher road maintenance and management expenses, which were partially offset by lower silviculture expenses.

Year-to-date 2018 operating expenses increased by $790,000 to $4.9 million from $4.1 million in 2017, due to higher road maintenance and management expenses, which were partially offset by lower silviculture expenses. Management expenses increased due to increases in professional services as related to increased harvesting activity.

Funds Timber

Funds Timber operating results for quarters ended September 30, 2018, June 30, 2018, and September 30, 2017, and nine months ended September 30, 2018, and 2017, were as follows:

				Nine Months Ended
	Q3 2018	Q2 2018	Q3 2017	Sep-18	Sep-17
Funds
Overall log price per MBF	$711	$707	$620	$715	$601
Total volume (MMBF)	18.9	28.6	12.8	60.6	39.1

(in thousands)
Log sale revenue	$11,353	$8,494	$5,682	$29,356	$19,912
Other revenue	1,900	9,423	1,400	11,355	2,149
Total revenue	13,253	17,917	7,082	40,711	22,061
Cost of sales	(9,932)	(11,870)	(5,717)	(28,754)	(18,000)
Operating expenses - internal	(2,435)	(2,525)	(1,937)	(6,766)	(5,372)
Gain on sale of timberland	—	—	44	—	12,547
Operating income - internal	886	3,522	(528)	5,191	11,236
Eliminations *	1,212	1,140	829	3,376	2,494
Operating income - external	$2,098	$4,662	$301	$8,567	$13,730
* Represents management fees charged to the Funds and eliminated from operating expenses in consolidation. In the TIM segment, these fees are reflected as revenue, on an internal reporting basis, and eliminated in consolidation.

Operating Income

Comparing Q3 2018 to Q2 2018. Operating income decreased $2.6 million from Q2 2018. Other revenue decreased by $7.5 million, driven by lower timber deed sales than in Q2 2018. Lower total revenue was partially offset by 16% and 4% decreases in cost of sales and operating expenses, respectively. A 33% increase in delivered log volume and a 1% increase in the average realized log price, resulted in a 34% increase in log sale revenue.

Comparing Q3 2018 to Q3 2017. Operating income increased $1.8 million from Q3 2017, driven by a 74% increase in delivered log volume, a 15% increase in average delivered log price, and a $405,000, or 33%, increase in timber deed sales. Higher total revenue in Q3 2018 was partially offset by $4.2 million and $498,000 increases in cost of sales and operating expenses, respectively.

Comparing YTD 2018 to YTD 2017. Year-to-date operating income decreased $5.2 million from the first nine months of 2017. Our YTD 2017 results reflect a $12.5 million gain on the January 2017 sale of a 6,500-acre tree farm on the Oregon coast by Fund II. Excluding this gain, operating income increased by $7.4 million, driven by a $9.4 million rise in log sale revenue and a $9.2 million increase in other revenue, which were partially offset by $10.8 million and $1.4 million increases in cost of sales and operating expenses, respectively. The increase in other revenue is due primarily to an increase in timber deed sale revenue.

Revenue

Comparing Q3 2018 to Q2 2018. Total revenue in Q3 2018 decreased $4.7 million, or 26%, from Q2 2018, due to a $7.5 million decrease in other revenue, driven by lower timber deed sales than in Q2 2018, which was partially offset by a $2.9 million increase in log sale revenue.

Comparing Q3 2018 to Q3 2017. Total revenue in Q3 2018 increased $6.2 million from Q3 2017 due to increases of $5.7 million in log sale revenue and $500,000 in other revenue. The increase in log sale revenue was due to 74% and 15% increases in delivered log volume and realized log prices, respectively. The increase in other revenue was primarily driven by a $405,000 increase in timber deed sales as higher prices in 2018 more than offset lower volume, $52,000 in cell tower leases, which had no counterpart in Q3 2017, and a $36,000 increase commercial thinning revenue.

Comparing YTD 2018 to YTD 2017. Total revenue for the first nine months of 2018 increased $18.7 million, or 85%, relative to the same period of 2017. The increase in log sale revenue was driven by a 24% rise in delivered log volume and a 19% increase in average realized log prices. The increase in other revenue was primarily driven by a 13.5 MMBF increase in timber deed sales for $8.6 million, a $425,000 easement sale for a cell tower, and a $221,000 increase in commercial thinning and miscellaneous forest products revenue.

Log Prices

Funds Timber log prices for quarters ended September 30, 2018, June 30, 2018, and September 30, 2017 and the nine months ended September 30, 2018 and 2017, were as follows:

Average price realizations (per MBF)				Nine Months Ended
	Q3 2018	Q2 2018	Q3 2017	Sep-18	Sep-17
Funds
Douglas-fir domestic	$813	$815	$698	$818	$670
Douglas-fir export	874	870	798	899	768
Whitewood domestic	657	662	582	662	562
Whitewood export	683	727	737	706	654
Pine	565	513	472	543	488
Cedar	1,104	1,276	1,089	1,241	1,167
Hardwood	721	778	659	738	654
Pulpwood	354	357	282	366	284
Overall log price	711	707	620	715	601
Timber deed sales	570	534	343	539	322

Comparing Q3 2018 to Q2 2018. Overall realized log prices in Q3 2018 were 1% higher than Q2 2018. Price movements for our two most prevalent species, Douglas-fir and whitewood, were flat to slightly down depending on the market. Douglas-fir domestic and export prices were flat, while whitewood prices decreased 1% and 6% for domestic and export markets, respectively. Prices for both species were above historic averages during the quarter. Realized log price changes for other species include a decrease in cedar of 13%, an increase in pine of 10% and a decrease in hardwoods of 7%.

Comparing Q3 2018 to Q3 2017. From Q3 2017 to Q3 2018, average realized log prices increased 15%. The favorable change was attributable to price increases in all product categories, with the exception of a 7% decrease for whitewood export, which appears to be related to trade tensions with China. Large realized price increases include pine 20%, pulpwood 26%, and average timber deed sales prices 66%. The increase in the average timber deed sale price is the result of higher contract prices in 2018, as well as a higher mix of Douglas-fir in 2018 whereas the 2017 timber deed sales contained a higher proportion of whitewood volume.

Comparing YTD 2018 to YTD 2017. Overall realized log prices in the first nine months 2018 were 19% higher than the corresponding period in 2018. Douglas-fir and whitewood volume-weighted (domestic and export) realized log prices increased 21% and 14%, respectively. Price increases for other species groups include: pine 11%, cedar 6%, hardwood 13%, pulpwood 29%, and average timber deed sales prices 67%. The increase in the average timber deed sale price is the result of higher contract prices in 2018, as well as a higher mix of Douglas-fir in 2018 whereas the 2017 timber deed sales contained a higher proportion of whitewood volume.

Log Volume

The Funds harvested the following log volumes by species for the quarters ended September 30, 2018, June 30, 2018, and September 30, 2017, and nine months ended September 30, 2018 and 2017:

Volume (in MMBF)							Nine Months Ended
	Q3 2018		Q2 2018		Q3 2017		Sep-18		Sep-17
Funds
Douglas-fir domestic	5.7	35%	3.4	27%	3.0	32%	13.0	32%	11.9	36%
Douglas-fir export	1.4	9%	2.3	19%	0.7	8%	5.4	13%	3.9	12%
Whitewood domestic	4.3	27%	2.1	18%	2.5	27%	11.3	28%	7.6	23%
Whitewood export	1.0	6%	1.2	10%	0.9	10%	2.6	6%	2.9	9%
Pine	1.7	11%	0.9	8%	1.1	12%	2.7	7%	2.4	7%
Cedar	0.2	1%	0.1	1%	0.1	1%	0.6	1%	0.2	1%
Hardwood	0.5	3%	0.3	3%	0.2	2%	1.0	2%	0.4	1%
Pulpwood	1.2	8%	1.7	14%	0.7	8%	4.5	11%	3.8	11%
Log sale volume	16.0	100%	12.0	100%	9.2	100%	41.1	100%	33.1	100%
Timber deed sale volume	2.9		16.6		3.6		19.5		6.0
Total volume	18.9		28.6		12.8		60.6		39.1

Partnership’s share of Funds	2.0		3.7		1.3		7.4		4.7

Comparing Q3 2018 to Q2 2018. Volume from harvest and timber deed sales decreased 9.7 MMBF in Q3 2018 from Q2 2018. This decrease was driven by a 13.7 MMBF decrease in timber deed sale volume, which was partially offset by a 4.0 MMBF increase in delivered log volume. Delivered Douglas-fir and whitewood log volume sold to the export market decreased by 31%, from 3.5 MMBF in Q2 to 2.4 MMBF in Q3 2018, while volume sold into the domestic market increased by 82%, from 5.5 MMBF to 10.0 MMBF.

 Comparing Q3 2018 to Q3 2017. Volume from harvest and timber deed sales increased by 6.1 MMBF in Q3 2018 from Q3 2017, with a 6.8 MMBF increase in delivered log volume, which was partially offset by a 0.7 MMBF decrease in timber deed sales volume. The relative product mixes between quarters were similar.

Comparing YTD 2018 to YTD 2017. Volume from harvest and timber deed sales increased by 21.5 MMBF, or 55%, in the first nine months of 2018 relative to the same period in 2017. The increase was driven by a 13.5 MMBF increase in timber deed sales, which are primarily related to timber deed sales on two properties that were acquired during Q1 2018, and an 8.0 MMBF increase in delivered log sales. The relative volume mix was similar between periods.

Cost of Sales

Cost of sales vary with harvest volume. Because the Funds’ tree farms were acquired much more recently than those of the Partnership, the depletion rates for the Funds’ tree farms are much higher than for the Partnership. For the quarters ended

September 30, 2018, June 30, 2018, and September 30, 2017, and nine months ended September 30, 2018 and 2017, cost of sales were as follows, with the first part of the table expressing these costs in total dollars and the second part of the table expressing those costs that are driven by volume on a per MBF basis:

(in thousands)				Nine Months Ended
	Q3 2018	Q2 2018	Q3 2017	Sep-18	Sep-17
Funds
Harvest, haul, and tax *	$3,913	$2,924	$2,246	$10,354	$7,973
Depletion *	5,906	8,946	3,374	18,274	9,930
Other	113	—	(97)	126	97
Total cost of sales	$9,932	$11,870	$5,523	$28,754	$18,000

Partnership’s share of Funds	$1,009	$782	$504	$3,255	$1,967

Amounts per MBF
Harvest, haul, and tax	$245	$244	$244	$252	$241
Depletion	$312	$313	$264	$302	$254
* Timber deed sale volumes are excluded in the per MBF computation for harvest, haul, and tax costs but included in the per MBF computation for depletion.

Comparing Q3 2018 to Q2 2018. Cost of sales decreased $1.9 million, or 16%, in Q3 2018 from Q2 2018 due to a 34% decrease in harvest and timber deed sale volume. Despite the 34% decrease in volume, a much larger component of Q3 2018 volume was from delivered log sales, for which we incur harvest and haul costs, as opposed to timber deed sales, for which we do not incur harvest and haul costs. The Funds’ per-MBF average depletion and harvest, haul, and tax rates were flat between quarters.

Comparing Q3 2018 to Q3 2017. Cost of sales increased $4.4 million, or 80%, in Q3 2018 from Q3 2017, as a result of a 48% increase in harvest and timber deed sale volume. The per-MBF average depletion rate increased by 19% as the mix of harvest volume from the Funds’ properties shifted to tree farms with higher depletion rates. The Funds’ per-MBF harvest, haul, and tax rate was flat between quarters.

Comparing YTD 2018 to YTD 2017. Cost of sales increased $10.8 million, or 60%, in the first nine months of 2018 relative to the same period in 2017 due to a 21.5 MMBF, or 55%, increase in harvest and timber deed sale volume. The Funds’ per-MBF harvest, haul, and tax rate increased 5% between periods due to higher harvest costs. The per-MBF average depletion rate increased by 19% as the mix of harvest volume from the Funds’ properties shifted to tree farms with higher depletion rates.

Operating Expenses

Operating expenses include the cost of maintaining existing roads and building temporary roads for harvesting, silviculture costs, and other management expenses that include the asset and timberland management fees charged to the Funds. These fees, which are the source of revenue for our Timberland Investment Management segment (discussed below), are eliminated in consolidation, and amounted to $1.2 million, $1.1 million, and $829,000 in Q3 2018, Q2 2018, and Q3 2017, respectively, and $3.4 million and $3.0 million for the first nine months of 2018 and 2017, respectively. After elimination of these fees, Fund operating expenses were $1.2 million, $1.4 million, and $1.1 million for Q3 2018, Q2 2018, and Q3 2017, respectively, and $3.4 million and $2.9 million for the first nine months of 2018 and 2017, respectively.

The $162,000 decrease in operating expenses in Q3 2018 from Q2 2018 is attributable to a $210,000 decrease in road maintenance expenses, which were partially offset by increases in management and silviculture expenses.

Operating expenses increased by $115,000 in Q3 2018 from Q2 2018, due in part to operating expenses incurred on the Fund IV properties which were acquired during Q1 2018. Specific cost increases include $266,000 in silviculture expenses and $106,000 in management expenses, which were only partially offset by a $257,000 decrease in road maintenance expenses

Operating expenses increased by $512,000 to $3.4 million during the first nine months of 2018 compared to $2.9 million for the same period in 2017, again due in part to operating expenses incurred on the Fund IV properties which were acquired during Q1 2018. Specific increases include $285,000, $183,000 and $44,000 in silviculture, road maintenance, and management expenses, respectively.

Gain on Sale of Timberland

The $12.5 million gain on sale of timberland in the first quarter of 2017 resulted from the sale of a 6,500-acre tree farm on the Oregon coast by Fund II for $26.5 million. The Partnership’s share of this gain was $2.5 million.

Other information

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

				Nine Months Ended
	Q3 2018	Q2 2018	Q3 2017	Sep-18	Sep-17
Partnership's share of Funds
Total volume (MMBF)	2.0	3.7	1.3	7.4	4.7

(in thousands)
Log sale revenue	$1,161	$1,091	$629	$3,459	$2,667
Other revenue	293	1,255	94	1,553	133
Total revenue	1,454	2,346	723	5,012	2,800
Cost of sales	(1,006)	(1,463)	(504)	(3,251)	(1,967)
Operating expenses - internal	(279)	(325)	(182)	(804)	(596)
Gain on sale of timberland	—	—	2	—	2,503
Operating income - internal	169	558	39	957	2,740
Eliminations *	134	129	78	375	247
Operating income - external	$303	$687	$117	$1,332	$2,987
* Represents the Partnership’s share of management fees charged to the Funds and eliminated from operating expenses in consolidation. In the TIM segment, these fees are reflected as revenue, on an internal reporting basis, and eliminated in consolidation.

Timberland Investment Management

The Timberland Investment Management (TIM) segment manages timberland portfolios on behalf of three private equity timber funds that own a combined 124,000 acres of commercial timberland in western Washington, northwestern Oregon, southwestern Oregon, and northern California as of September 30, 2018. Total assets under management are $490 million based on the most recent appraisals. In October 2018, Fund IV closed on the acquisition of 9,400 acres in south Puget Sound, Washington and signed a purchase and sale agreement to acquire 7,100 acres in south central Washington.

Fund Distributions and Fees Paid to the Partnership

Fund distributions are paid from available Fund cash, generated primarily from the harvest and sale of timber after paying all Fund expenses, management fees, and recurring capital costs. The Partnership received combined distributions from the Funds of $1.6 million and $6.1 million during the nine months ended September 30, 2018 and 2017, respectively. The 2017 distributions included $5.5 million from Fund II’s sale of a 6,500-acre tree farm.
The Partnership earned asset, investment, and timberland management fees from the Funds of $3.4 million and $2.5 million for the nine months ended September 30, 2018 and 2017, respectively. These fees, which represent a portion of the operating expenses in our Funds Timber segment (discussed above) are eliminated as the Funds are consolidated in our financial statements, as shown in the table below.

Revenue and Operating Loss

The fees earned from managing the Funds include a fixed component related to invested capital and acres owned, and a variable component related to harvest volume from the Funds’ tree farms.

Revenue and operating loss for the TIM segment for the quarters ended September 30, 2018 and 2017 were as follows:

	Quarter Ended
(in thousands, except invested capital, volume and acre data)	Sep-18	Sep-17
Revenue internal	$1,212	$829
Intersegment eliminations	(1,212)	(829)
Revenue external	$—	$—

Operating income internal	$6	$49
Intersegment eliminations	(1,061)	(728)
Operating loss external	$(1,055)	$(679)

Invested capital (in millions)	$354	$240
Acres owned by Funds	124,000	88,000
Harvest volume - Funds (MMBF), including timber deed sales	18.9	12.8

TIM generated management fee revenue of $1.2 million and $829,000 from managing the Funds during Q3 2018 and Q3 2017, respectively. The increase in revenue resulted primarily from an increase in management fees associated with a rise in invested capital and acres owned following the acquisition of two properties by Fund IV in Q1 2018.

Operating expenses rose for the quarter ended September 30, 2018, versus the comparable period in 2017, totaling $1.1 million and $679,000, respectively, due to costs associated with capital placement efforts associated with our fourth timber fund as well as additional personnel costs to manage our expanding timber fund portfolio.

Revenue and operating loss for the TIM segment for the nine months ended September 30, 2018 and 2017 were as follows:

	Nine Months Ended
(in thousands, except invested capital, volume and acre data)	Sep-18	Sep-17
Revenue internal	$3,376	$2,494
Intersegment eliminations	(3,376)	(2,494)
Revenue external	$—	$—

Operating income (loss) internal	$39	$(211)
Intersegment eliminations	(2,957)	(2,185)
Operating loss external	$(2,918)	$(2,396)

Invested capital (in millions)	$354	$240
Acres owned by Funds	124,000	88,000
Harvest volume - Funds (MMBF), including timber deed sales	60.6	39.1

TIM generated management fee revenue of $3.4 million and $2.5 million from managing the Funds for the nine months ended September 30, 2018 and 2017, respectively. The increase in fee revenue resulted from the acquisition of two tree farms by Fund IV in Q1 2018.

Operating expenses incurred by the TIM segment for the nine months ended September 30, 2018 and 2017 totaled $2.9 million and $2.4 million, respectively. The increase in operating expenses is attributable to costs associated with capital placement efforts associated with our fourth timber fund as well as additional personnel costs to manage our expanding timber fund portfolio.

Real Estate

The Partnership’s Real Estate segment produces its revenue primarily from the sale of land within its portfolio, which stood at 2,100 acres as of September 30, 2018. Additional sources of revenue include sales of development rights and tracts of land from the Partnership’s timberland portfolio, together with residential and commercial property rents earned from our Port Gamble and Poulsbo properties. In addition, we may acquire and develop other properties for sale, either on our own or by partnering with other experienced real estate developers in a joint venture. Real Estate holdings are located in the Washington counties of Pierce, Kitsap, and Jefferson with sales of land for this segment typically falling into one of three general types:

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

Those properties that are for sale, under contract, and we expect to sell within the next 12 months, are classified on our balance sheet as a current asset under “Land and Timber Held for Sale”. The $5.0 million amount currently in Land and Timber Held for Sale reflects properties that are under contract and expected to close between now and the end of the third quarter of 2019, comprising residential parcels from our Harbor Hill project in Gig Harbor, Washington, and a commercial parcel in Bremerton, Washington.

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

Comparing Q3 2018 to Q3 2017. In Q3 2018, we closed on the sale of a parcel with a preliminary plat for 110 single-family residential lots in Bremerton, Washington for $1.4 million and two lots in Kitsap County for a total of $600,000. In Q3 2017, we closed on the sale of 15 residential lots from our Harbor Hill project and six residential lots from other properties for $2.5 million. Rental and other revenue increased from $336,000 in Q3 2017 to $541,000 in Q3 2018 due primarily to development and asset management fees related to our joint venture project on Bainbridge Island, Washington. Real Estate operating expenses were flat at $1.2 million during Q3 2018 and Q3 2017. These factors resulted in an operating loss of $518,000 for Q3 2018 compared to $491,000 for Q3 2017.

Comparing YTD 2018 to YTD 2017. In addition to the third quarter transactions noted above, the first nine months of 2018 also included the sale of a conservation easement covering 7,800 acres of timberland for $3.7 million, as well as a residential lot and a parcel of undeveloped land for $276,000. The first nine months of 2017 included, in addition to the third quarter transactions noted above, the sale of a rural residential lot for $170,000 and $285,000 of revenue recognized on the percentage-of-completion basis on lots sold in Q4 2016 from our Harbor Hill development. The year-to-date increase in rental and other income was due primarily to development and asset management fees related to our joint venture project on Bainbridge Island, Washington. Excluding the $2.9 million Q2 2018 environmental remediation expense, Real Estate operating expenses decreased from $3.9 million to $3.2 million for the first nine months of 2017 and 2018, respectively, due primarily to lower professional fees in connection with planning and development for properties, as well as reduced labor costs resulting from fewer personnel in the Real Estate segment in 2018 as the Harbor Hill project progresses towards completion. These factors resulted in an operating loss of $1.8 million for the first nine months of 2018 compared to an operating loss of $3.2 million for the corresponding period of 2017. Excluding the $2.9 million environmental remediation expense, the Real Estate segment generated operating income of $1.1 million for the first nine months of 2018.

Real Estate revenue and gross margin are summarized in the table below for the nine months ended September 30, 2018 and 2017:

(in thousands, except units sold and per unit amounts)
For the nine months ended:
Description	Revenue	Gross Margin	Units Sold		Revenue per unit	Gross Margin per unit
Development rights (CE)	$3,730	$3,485	Acres:	7,800	478	447
Residential	2,126	539	Acres:	51	41,686	10,569
Unimproved land	125	104	Acres:	14	8,929	7,429
Total land	5,981	4,128
Rentals and other	1,268	227
September 30, 2018 total	$7,249	$4,355

Residential land sales *	$2,942	$833	Acres:	10	294,200	83,300
Total land	2,942	833
Rentals and other	863	(166)
September 30, 2017 total	$3,805	$667
* Includes $285,000 of revenue recognized from lots sold in previous periods.

Environmental Remediation
As disclosed previously, we have a liability for environmental remediation at Port Gamble, Washington, due to contamination that we believe to have occurred in Port Gamble prior to our 1985 acquisition of the property at the time of our spinout from Pope & Talbot, Inc. (P&T), or between that acquisition and the time P&T ceased to operate the site. We have adjusted that liability from time to time based on evolving circumstances. The required remediation in Port Gamble Bay was completed in January 2017. We are working with the Washington State Department of Ecology (DOE) to formulate the design of the millsite cleanup, which we expect to result in a consent decree and cleanup action plan (CAP) specific to the millsite. Based on design work completed to date, we discovered during the second quarter of 2018 that we will need to remove a greater volume of sediment from the millsite than we previously anticipated. The discovery of a higher volume of material to excavate, related capping, and updated estimates of long-term monitoring costs, led us to increase our accrual by $2.9 million in the second quarter of 2018. As the design of the millsite cleanup is not yet finalized, it is reasonably possible that the accrual for the millsite component of the liability may still increase. The design of the millsite is expected to be substantially complete by the end of 2018 and the cleanup activity is expected to commence in 2019. We believe the uncertainties have substantially diminished and that significant accruals are increasingly unlikely for these components of the project.
The most significant uncertainty that remains at this point is the potential for natural resource damages (NRD) awards. These risks exist because certain environmental laws allow state, federal, and tribal trustees (collectively, the Trustees) to bring suit against property owners to recover damages for injuries to natural resources. Like the liability that attaches to current property owners in the cleanup context, liability for natural resource damages (NRD) can attach to a property owner simply because an injury to natural resources resulted from releases of hazardous substances on that owner’s property, regardless of culpability for the release. In the case of Port Gamble, the Trustees are alleging that the Partnership has NRD liability because of releases that occurred on its property. We have been in discussions with the Trustees regarding their claims and the alleged conditions in Port Gamble Bay and have also been discussing restoration alternatives that might address the damages the Trustees allege. Discussions with the Trustees may result in an obligation for us to fund NRD restoration activities and past assessment costs that are greater than we have estimated, and it is reasonably possible that this component of the liability may increase. We expect to be in a position to update our estimate of the NRD liability, or range of liability, by the end of 2018.

In addition to the millsite cleanup and NRD components of the project, costs may still change as a result of unforeseen conditions. For example, during the maintenance and monitoring phases of the project, conditions may arise that require corrective action, and monitoring protocols may change over time. The monitoring period is estimated to be approximately 15 years. In addition, extreme weather events could cause damage to sediment caps that would need to be repaired. These factors could result in additional costs.
Should any future circumstances result in a change to the estimated cost of the project, we will record an appropriate adjustment to the liability in the period it becomes known and when we can reasonably estimate the amount.

General and Administrative (G&A)

G&A expenses were $1.9 million for the third quarter of 2018 compared to $1.1 million for the third quarter 2017. G&A expenses increased to $5.0 million for the first nine months of 2018 from $4.2 million for the first nine months of 2017. The increase in G&A expenses is due primarily to professional fees associated with a review of the Partnership’s capital allocation strategy, business mix, and organizational structure, and costs associated with our response to the activist campaign recently announced by one of our unitholders.

Interest Expense, Net

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands)	2018	2017	2018	2017
Interest income - Partnership	$35	$1	$104	$3
Interest expense - Partnership	(844)	(701)	(2,302)	(1,929)
Interest expense - Funds	(585)	(584)	(1,742)	(1,735)
Capitalized interest - Partnership	83	105	237	355
Interest expense, net	$(1,311)	$(1,179)	$(3,703)	$(3,306)

The increase in interest income is due to interest on the note receivable from the sale in December 2017 of an 11-acre parcel from our Harbor Hill project to the City of Gig Harbor.
The Partnership’s and Fund III’s debt arrangements with Northwest Farm Credit Services (NWFCS) are included in the latter’s patronage program, which rebates a portion of interest paid in the prior year back to the borrower. This NWFCS patronage program is a feature common to most of this lender’s loan agreements. The patronage program reduced interest expense by $273,000 and $230,000 for Q3 2018 and Q3 2017, respectively, and by $871,000 and $778,000 for the first nine months of 2018 and 2017, respectively. The increases in both interest expense and patronage are due to higher average debt balances in 2018.
Capitalized interest decreased from 2017 to 2018 due to the reduction in basis from 2017 due to completed construction activity at Harbor Hill.

Income Tax

The Partnership and Funds recorded consolidated income tax expense of $117,000 and $46,000 for Q3 2018 and Q3 2017, respectively, and $243,000 and $105,000 for the first nine months of 2018 and 2017, respectively.

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

The line item “Net and comprehensive loss attributable to noncontrolling interests - Real Estate ” represents two-thirds of the net income or loss from a Real Estate entity, Ferncliff Investors, that is attributable to third party owners. Ferncliff Investors holds a 50% interest in an unconsolidated real estate joint venture entity.

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

The Partnership’s debt at September 30, 2018, consists of mortgage debt with fixed and variable interest rate tranches and operating lines of credit with Northwest Farm Credit Services (NWFCS). The mortgage debt at September 30, 2018 includes $51.8 million in term loans with NWFCS structured in five tranches that mature from 2019 through 2028, and is collateralized by portions of the Partnership’s timberland. Our commercial office building in Poulsbo, Washington is collateral for a $2.4 million loan from NWFCS that matures in 2023. We had available a $31.0 million facility with NWFCS structured as a revolving credit facility through December 31, 2019, after which it converts to a term loan with multiple tranches that have an ultimate maturity in July 2027. At September 30, 2018, $15.7 million was outstanding under this facility at a variable rate based on one-month LIBOR plus 1.85%. Our $20.0 million operating line of credit matures April 1, 2020, and we had $20.0 million drawn as of September 30, 2018. The line of credit carries a variable interest rate that is based on one-month LIBOR plus 1.50%.

These debt agreements contain covenants that are measured either quarterly or annually, consisting of the following:
•a minimum interest coverage ratio of 3:1;

•	a maximum debt-to-total-capitalization ratio of 30%, with total capitalization calculated using fair market (vs. carrying) value of timberland, roads and timber; and

•	a maximum loan-to-appraised value of collateral of 50%.

The Partnership is in compliance with these covenants as of September 30, 2018, and expects to remain in compliance for at least the next twelve months. On October 15, 2018, we amended and expanded our timberland mortgage credit facilities with NWFCS. See note 14 to the condensed consolidated financial statements for information with regard to the amended credit facilities.

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

Fund II’s mortgage contains a requirement to maintain a loan-to-value ratio of less than 50%, with the denominator defined as fair market value. Fund III’s mortgage contains covenants, measured annually, that require Fund III to maintain an interest coverage ratio of 1.5:1, maintain working capital of $500,000, and not exceed a debt-to-appraised value of collateral of 50%. Fund II and Fund III are in compliance with these covenants as of September 30, 2018, and we expect they will remain in compliance for at least the next twelve months.

The $719,000 increase in cash generated for the nine months ended September 30, 2018 compared to September 30, 2017 is explained in the following table:

	Nine Months Ended September 30,
(in thousands)	2018	Change	2017
Cash provided by operating activities	$29,934	$22,526	$7,408

Investing activities
Reforestation and roads	(2,534)	(869)	(1,665)
Capital expenditures	(571)	(409)	(162)
Proceeds from sale of property and equipment	10	(20)	30
Investment in unconsolidated real estate joint venture	—	250	(250)
Acquisition of timberland - Partnership	(6,355)	(1,404)	(4,951)
Acquisition of timberland - Funds	(108,364)	(108,364)	—
Proceeds from sale of timberland - Funds	—	(26,590)	26,590
Cash provided by (used in) investing activities	(117,814)	(137,406)	19,592
Financing activities
Line of credit borrowings	27,300	4,300	23,000
Line of credit repayments	(7,800)	200	(8,000)
Repayment of long-term debt	(92)	4,996	(5,088)
Debt issuances costs	—	104	(104)
Units issued under distribution reinvestment plan	128	124	4
Unit repurchases	(939)	(291)	(648)
Payroll taxes paid upon unit net settlements	(102)	(8)	(94)
Cash distributions to unitholders	(9,591)	(423)	(9,168)
Cash distributions to fund investors, net of distributions to Partnership	(11,217)	15,142	(26,359)
Capital call - ORM Timber Funds, net of Partnership contribution	92,280	91,455	825
Cash provided by (used in) financing activities	89,967	115,599	(25,632)
Net increase in cash and restricted cash	$2,087	$719	$1,368

The increase in cash from operating activities of $22.5 million resulted primarily from a 31% increase in the volume of timber sold and harvested, including timber deed sales, a 19% rise in average log price realizations, lower Real Estate project expenditures of $4.3 million, and a decrease in environmental remediation expenditures of $5.0 million.

Cash from investing activities during 2018 decreased by $137.4 million compared to 2017 due primarily to the acquisition of two tree farms by the Fund IV in January 2018. In addition, Fund II generated cash in 2017 from the sale of one of its tree farms.

Cash from financing activities increased in the current year by $115.6 million due primarily to capital calls for Fund IV’s two tree farm acquisitions, net borrowings under credit facilities, and the 2017 distribution of the net proceeds from the sale of one of Fund II’s tree farms to that fund’s investors which had no counterpart in 2018.

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

Capital Expenditures and Commitments

Capital expenditures, excluding timberland acquisitions, for the full year 2018 are projected to be approximately $9.4 million. The most significant expenditures relate to finishing residential lots for sale to merchant homebuilders in our Harbor Hill project, and reforestation and roads. The following table presents our capital expenditures by major category on a year-to-date basis and what we expect for the remainder of the year:

		2018
	Sept 30 YTD	Remainder of Year	Total
in millions
Harbor Hill project development	$2.0	$2.5	$4.5
Reforestation and roads - Partnership	1.2	0.2	1.4
Reforestation and roads - Funds	1.3	0.5	1.8
Other Real Estate development projects	0.2	0.3	0.5
Other	0.6	0.6	1.2
	$5.3	$4.1	$9.4

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

For a further discussion of our critical accounting estimates, see Accounting Matters in the Management Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2017. See also notes 2 and 3 to the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The consolidated fixed-rate debt outstanding had a fair value of approximately $101.1 million and $104.6 million at September 30, 2018 and December 31, 2017, respectively, based on the prevailing interest rates for similar financial instruments. A change in interest rate on fixed-rate debt will affect the fair value of debt, whereas a change in the interest rate on variable-rate debt will affect interest expense and cash flows payable by the Partnership. A hypothetical 1% change in prevailing interest rates would change the fair value of fixed-rate long-term debt obligations by $2.5 million and result in a $457,000 change in annual interest expense from our variable-rate debt. We are not subject to material foreign currency risk, derivative risk, or similar uncertainties.

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

As we have disclosed previously, we filed suit against the Washington State Department of Natural Resources (DNR) seeking contribution to cleanup costs for the environmental remediation of the Port Gamble site. On May 24, 2018, the Washington State Supreme Court ruled that DNR is not liable under Washington’s Model Toxics Control Act as an owner or operator of the site. On June 13, 2018, we filed a motion for reconsideration, which the Washington State Supreme Court denied on August 7, 2018.

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

ITEM 1A. RISK FACTORS
Risks Related to Our Industry and Our Markets

Our Partnership Timber and Funds Timber segments are sensitive to demand and price issues relating to our sales of logs in both domestic and foreign markets. We generate timber revenue in these segments primarily by selling softwood logs to domestic mills and to third-party intermediaries who resell them to the export market. The domestic market for logs in our operating area depends heavily on U.S. housing starts. The U.S. housing market has been in recovery for several years, but to the extent this recovery should stall, such a turn of events could have a negative impact on our operating results. For example, interest rates have increased recently and are widely expected to rise in the coming periods. Should this occur, it could have a negative impact on the U.S. housing market. Similarly, the impact of the 2017 Tax Cuts and Jobs Act on housing starts cannot readily be determined. Demand from export markets for Pacific Northwest logs are affected by fluctuations in the economies of the United States, Japan, China, and to a lesser degree, Korea; the foreign currency exchange rate between the currencies of these Asian countries and the U.S. dollar; and by ocean transportation costs. Further, the prices we realize for our logs depend in part upon competition, including the supply of logs from Canada that can be impacted by fluctuations in currency exchange rates and trade relations between the U.S., Canada, and China. The U.S. recently announced tariffs on lumber imported from Canada, with the intention of making U.S.-sourced lumber more competitive. An indirect effect of the tariffs could be support for U.S. log prices. The U.S. and China have both recently announced tariffs on a number of products, including timber exported from the U.S. to China, which has resulted in an element of uncertainty in the trade relationship between the U.S. and China. We cannot predict the ultimate outcome of these trade issues, or the impact on log prices.

Our Partnership Timber, Funds Timber, and Timberland Investment Management (TIM) segments are highly dependent upon sales of commodity products. Revenue from our forestry operations is widely available from producers in other regions of the United States, as well as Canada and a number of other countries. We do not normally hedge against the financial risks associated with this condition. We are therefore subject to risks associated with the production of commonly available products, such that an increase in supply from abroad as a result of overproduction by competitors in other nations or as a result of changes in currency exchange rates, may reduce the demand for our products in some or all of the markets in which we do business. A bilateral agreement between the United States and Canada, called the Softwood Lumber agreement, had been intended to help manage potentially harmful effects of international competition between our countries, but that agreement expired in October 2015. In December 2017, the U.S. International Trade Commission (ITC) ruled that the U.S. lumber industry was injured by Canadian lumber imports. The final ruling resulted in countervailing duties (CVD) and anti-dumping duties (ADD) on Canadian lumber shipments to the U.S. The expected net effect of these CV/D and ADD duties is upward price pressure for sawlog producers in the Pacific Northwest, though management cannot predict accurately the precise effects. Similarly, we have seen or may experience an increase in supply or a reduction in demand as a result of international tensions or competition that is beyond our control and that may not be predictable.

Consolidation of sawmills in our geographic operating area may reduce competition among our customers, which could adversely affect our log prices. In the past we have experienced, and may continue to experience, consolidation of sawmills and other wood products manufacturing facilities in the Pacific Northwest. Because a portion of our cost of sales in our Timber segments consists of transportation costs for delivery of logs to domestic sawmills, it could become increasingly expensive to transport logs over longer distances for sales in domestic markets. As a result, a reduction in the number of sawmills, or in the number of sawmill operators, may reduce competition for our logs, increase transportation costs, or both. These consolidations thus may have a material adverse impact upon our Timber segments’ revenue, income, or cash flow and, as those segments have traditionally represented our largest business units, upon our results of operation and financial condition as a whole. Any such material adverse impact on timber revenue, income, and cash flow as a result of regional mill consolidations will also indirectly affect our TIM segment in the context of raising capital for investment in Pacific Northwest-based timber funds.

We are subject to statutory and regulatory restrictions that currently limit, and may increasingly limit, our ability to generate income and cash flow. Our ability to grow and harvest timber can be impacted significantly by legislation, regulations, or court rulings that restrict or stop forest practices. For example, events that focus media attention upon natural disasters and damage to timberlands have at various times brought increasing public attention to forestry practices. Similarly, certain activist groups in Oregon are likely to continue to register ballot initiatives that would eliminate clearcutting, which is the predominant harvest practice across our geographic region. These and other activists also have proposed, and can be expected to continue proposing, bans on herbicides and various methods of applying herbicides, and attempt to inhibit other practices that are commonly used to promote efficient, sustainable forestry practices. While these initiatives have thus far failed to gain traction, such initiatives, alone or in combination, may limit the portion of our timberlands that is eligible for harvest, may make it more expensive or less efficient to harvest all or certain portions of our timberlands, or may restrict other aspects of our operations. Additional regulations, whether or not adopted in response to such events, may make it more difficult or expensive for us to harvest timber and may reduce the amount of harvestable timber on our properties. These and other restrictions on logging, planting, road building, fertilizing, managing competing vegetation, and other activities can increase the cost or reduce available inventory thereby reducing income and cash flow. Any such additional restrictions would likely have a similar effect on our TIM operations. We cannot offer assurances that we will not be alleged to have failed to comply with these regulations, or we may face a reduction in revenues or an increase in costs as a result of complying with newly adopted statutes, regulations and court or administrative decisions. These claims may take the form of individual or class action litigation, regulatory or enforcement proceedings, or both. Any such claims could result in substantial defense costs and divert management’s attention from the ongoing operation of our business, and if any such claims were successful, may result in substantial damage awards, fines, or civil penalties.

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

Risks Relating to Our Operations

We have certain environmental remediation liabilities associated with our Port Gamble property, and that liability may increase. We currently own certain real estate at Port Gamble on the Kitsap Peninsula in western Washington. Sediments adjacent to these properties were alleged to have been impacted by operations of the former owner of the property, Pope & Talbot, Inc. (P&T). However, as current owner of Port Gamble, we have environmental liability for these properties under Washington State’s Model Toxics Control Act (MTCA). In December 2013, we reached an agreement with the Washington State Department of Ecology (DOE) in the form of a consent decree (“CD”) and clean-up action plan (“CAP”) that provided for the cleanup and monitoring of Port Gamble Bay. Together, these documents outline the terms under which the Partnership conducted environmental remediation and will perform monitoring of Port Gamble Bay. In February 2018, the Partnership and DOE entered into an agreed order with respect to the millsite under which the Partnership will perform a remedial investigation and feasibility study and develop a CAP. As with the in-water portion of the project, the CAP will define the scope of the remediation activity for the millsite.

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

Management continues to monitor the Port Gamble cleanup processes closely. The $6.7 million remediation accrual as of September 30, 2018, represents our current estimate of the remaining cleanup cost and most likely outcome to various contingencies, though it is reasonably possible that the millsite cleanup and NRD components of the liability may increase. These estimates are predicated upon a variety of factors, including the actual amount of the ultimate cleanup costs. The liability is based upon a number of estimates and judgments that are subject to change as the project progresses. The filing of the CD limits our legal exposure for matters covered by the decree, but does not eliminate it entirely. DOE reserves the right to reopen the CD if new information regarding factors previously unknown to the agency requires further remedial action. While unlikely, a reopening of the CD may result in adverse financial impacts and may have the effect of distracting management and other key personnel from the day to day operation of our business. These factors, alone or in combination with other challenges, may have a material adverse effect upon our assets, income, cash flow, and operations.

Our leverage may give rise to additional risks. The Partnership’s total outstanding debt was $89.6 million at September 30, 2018, of which $45.7 million bears interest at variable rates, with the remaining balance at fixed rates. The Funds’ total debt outstanding was $57.3 million at September 30, 2018, all of which bears interest at fixed rates. This debt, particularly that portion that carries variable interest rates, exposes us to certain additional risks, including higher interest expense as interest rates have increased recently and are expected to continue to increase in coming periods. In addition, generally speaking, an increase in our indebtedness may limit our ability to defer timber harvests and potentially restricts our flexibility to take advantage of other investment opportunities that might otherwise benefit our business. In extreme cases, we could be placed in a position in which we default under one or more of our credit arrangements, which could require us to pledge additional portions of our timberland as collateral for our indebtedness or which might require us to take other actions or expose us to other remedies that could have a material adverse effect upon our assets, operations, or business.

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

We have incurred, and may continue to incur, expenses relating to a recently announced activism campaign from one of our unitholders. On June 18, 2018, James H. Dahl and an individual related to him filed a report on Securities Exchange Act Schedule 13D, purporting to be assignees of more than 5% of our outstanding limited partner units. The filing persons contend in their Schedule 13D that the Partnership is “materially undervalued in the marketplace” by virtue of its governance structure. The filing persons expressed a belief that the Partnership should restructure its operations or explore a “strategic transaction,” and contended that management and the General Partner are “entrenched.” Further, the filing persons’ Schedule 13D also suggested that other unitholders contact management to offer their views about the Partnership’s strategic direction. To date, certain unitholders have communicated their thoughts to the board and management. Consistent with our regular practices, we have also engaged proactively with a number of longstanding unitholders. The board is digesting this unitholder feedback and will continue its longstanding practice of engaging with investors and considering the input those investors provide.

Activism campaigns against public companies have become increasingly commonplace in recent years, and may impose material adverse impacts upon targeted companies and their security holders. In the case of Pope Resources, the announcement of the recent activism initiative has had, and may in the future have, one or more of the following effects:

•	Increasing professional fees and costs and other general and administrative expenses.

•	Distracting management and the board from the Partnership’s day-to-day operations.

•	Creating uncertainty among key employees, which in turn may increase the risk of either losing one or more such employees, or the Partnership’s cost of retaining them.

•	Increasing the volatility in the trading price and trading volume of the Partnership’s units.

Risks Relating to Ownership of Our Securities

We are controlled by our managing general partner. As a master limited partnership, substantially all of our day-to-day affairs are controlled by our managing general partner, Pope MGP, Inc. The board of directors of Pope MGP, Inc. serves as our board of directors and, by virtue of a stockholder agreement, each of the two controlling shareholders of Pope MGP, Inc. has the ability to designate one of our directors and jointly appoint two others, with the fifth board position taken by our chief executive officer, who serves as a director by virtue of his executive position. Limited partners may remove the managing general partner only in limited circumstances, including, among other things, a vote by the limited partners holding two-thirds of the “qualifying units,” which generally means the units that have been owned by their respective holders for at least five years prior to such vote, or by limited partners holding ninety percent (90%) of all units outstanding (excluding, in each case, limited partner units held by the general partner whose removal is sought). By virtue of the terms of our amended and restated agreement of limited partnership, as amended, or “partnership agreement”, our managing general partner directly, and the general partner shareholders indirectly, have substantial ability to control or exercise substantial influence over the following: transactions that would result in a change of control of the Partnership; preventing or causing the sale of the assets of the Partnership; admitting assignees and unitholders as limited partners; and causing the Partnership to take or refrain from taking certain other actions that might be perceived to be in the Partnership’s best interest. Under our partnership agreement, we are required to pay to Pope MGP, Inc. an annual management fee of $150,000, and to reimburse Pope MGP, Inc. for certain expenses incurred in managing our business.

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

Our limited partner units trade at a discount to their net asset value (NAV), and unitholders may be unable to realize that NAV in the near or long term. As we have commonly disclosed in our investor materials, we believe the underlying NAV of our units is significantly higher than the trading price of our units on the Nasdaq Global Select Market. While NAV is a difficult concept to establish with any degree of precision, our recent timberland purchases and our knowledge of timberland markets in our operating region suggest that the value of our timberlands, net of debt, would be higher than our recent trading prices.
We have undertaken (and plan to continue) a variety of initiatives intended to deliver increased value to unitholders and bring our trading prices more nearly in line with NAV, including two recent significant increases in our quarterly distribution. However, discounts to NAV are common among publicly traded limited partnerships, and we do not expect that we can fully eliminate this discount. Our general partner believes that this characteristic is largely associated with our status as a master limited partnership, which conveys substantial tax, operating, and governance benefits. Accordingly, unitholders may expect that our units continue to trade at a discount to NAV for the foreseeable future, and there can be no assurance that this discount will be reduced, or even that it will not grow more significant.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) - (e) None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Units Purchased	(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs

July 2018	1,083	$73.71	1,083	$462,000
August 2018	1,864	$73.44	1,864	$325,000
September 2018	1,359	$73.03	1,359	$226,000
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

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 8, 2018.

POPE RESOURCES,
A Delaware Limited Partnership

By:	POPE MGP, Inc.
Managing General Partner

By: /s/ Thomas M. Ringo
Thomas M. Ringo
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Daemon P. Repp
Daemon P. Repp
Director of Finance
(Principal Financial Officer)

By: /s/ Sean M. Tallarico
Sean M. Tallarico
Controller
(Principal Accounting Officer)