Form 10-K
period 2018-12-31
POPE RESOURCES LTD PARTNERSHIP
filed 2019-03-05
CIK 784011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act). Yes ☐  No ☒
At June 30, 2018, the aggregate market value of the non-voting equity units of the registrant held by non-affiliates was approximately $241,737,040
The number of the registrant’s limited partnership units outstanding as of February 15, 2019 was 4,365,903.
Documents incorporated by reference: None

Pope Resources, A Delaware Limited Partnership
Form 10-K
For the Fiscal Year Ended December 31, 2018

PART I

Item 1.   BUSINESS

OVERVIEW

When we refer to the “Partnership,” the “Company,” “we,” “us,” or “our,” we mean Pope Resources, A Delaware Limited Partnership and its consolidated subsidiaries. In some contexts, particularly with respect to our co-investment in our private equity timber funds, “Partnership” may refer to Pope Resources and its wholly-owned subsidiaries, exclusive of the timber funds. References to notes to the financial statements refer to the Notes to the Consolidated Financial Statements of Pope Resources, A Delaware Limited Partnership, included in Item 8 of this report. Statements of intention, belief, or expectation reflect intent, beliefs and expectations of our management and the Board of Directors of our managing general partner as of the date of this report, based on information known to them as of that date. Readers should not place undue reliance on these statements, as they are, in large part, an attempt to predict future outcomes and events, and the section of this report entitled “Item 1A: Risk Factors” contains a non-exhaustive list of factors that may cause us to fall short of our expectations or to deviate from the plans discussed herein.

The Partnership was formed in 1985 as a result of the spinoff of certain timberlands and development properties from Pope & Talbot, Inc.

We currently operate in four primary business segments: (1) Partnership Timber, (2) Funds Timber, (3) Timberland Investment Management, and (4) Real Estate. Operations in our two timber segments consist of growing, managing, harvesting, and marketing timber from the Partnership’s 120,000 acres of direct timberland ownership in Washington (Partnership Timber) and our private equity timber funds’ 134,000 acres (as of December 31, 2018) of timberland in Washington, Oregon, and California that we co-own with our third-party investors (Funds Timber). Our Timberland Investment Management segment is engaged in organizing and managing private equity timber funds using capital invested by third parties and the Partnership. Our Real Estate segment’s operations are focused on a portfolio of approximately 2,000 acres in the west Puget Sound region of Washington, most of which are legacy timberlands that have become suitable as development property owing to the expansion of the Puget Sound metropolitan and suburban areas. Recently, we have acquired and developed a couple other properties for sale, either on our own or by partnering with other experienced real estate developers. This segment’s activities consist of efforts to enhance the value of our land by obtaining the entitlements and, in some cases, building the infrastructure necessary to enable further development, and then selling those properties, ordinarily to commercial and residential developers. Our Real Estate operations also include ownership and management of commercial properties, including Port Gamble, Washington, now an historic town. Port Gamble was established by Pope & Talbot in 1853 and was operated as a company town for over 165 years and served as the location for a lumber mill for most of that time.

Copies of our reports filed or furnished under the Securities Exchange Act, including our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and all amendments to these reports, are available free of charge at www.poperesources.com. The information contained in or linked through our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report filed with or furnished to the Securities and Exchange Commission, or of any report, registration statement, or other filing into which the contents hereof are incorporated by reference. The SEC also maintains an internet database, known as EDGAR, at www.sec.gov that contains our current and periodic reports and all of our other securities filings.

DESCRIPTION OF BUSINESS SEGMENTS

Partnership Timber and Funds Timber

Background. The 120,000 timberland acres that we own under the Partnership Timber segment consist of the approximately 67,000-acre Hood Canal tree farm, located in western Washington, and the 53,000-acre Columbia tree farm located in southwest Washington. The Hood Canal and Columbia tree farms are the Partnership’s core holdings, and we manage them as a single operating unit for planning harvest volumes. When we refer to these two tree farms, we will describe them as the “Partnership’s tree farms.” We have owned the Hood Canal tree farm, substantially as currently comprised, since our formation in 1985. We acquired the bulk of the Columbia tree farm in 2001, a smaller block in 2004, added over 8,000 acres to this tree farm in 2016, and over 1,000 acres in each of 2017 and 2018.

The Funds Timber segment includes the operations and management of ORM Timber Fund II (Fund II), ORM Timber Fund III (Fund III), and ORM Timber Fund IV (Fund IV), which are consolidated into Pope Resources’ financial statements. Fund IV was launched in December 2016 and acquired its first two timberland properties in January 2018, and another in October 2018, totaling 46,000 acres in Washington and Oregon. In January 2019, Fund IV closed on the acquisition of a 7,100-acre property in western Washington. When referring to all the Funds collectively, depending on context, we use the designations “Fund” or “Funds” interchangeably. The Partnership holds ownership interests of 20% in Fund II, 5% in Fund III, and 15% in Fund IV. The Funds’ assets at December 31, 2018, consist of 134,000 acres of timberland as outlined in the table below:

Fund	Acquisition Date	Location	Acres (in thousands)
Fund II	Q4 2009	Northwestern Oregon	5
	Q3 2010	Western Washington	13
	Q3 2010	Northwestern Oregon	13
		Fund II total	31
Fund III	Q4 2012	Northern California	19
	Q4 2013	Southwestern Washington	10
	Q4 2014	Northwestern Oregon	13
	Q4 2015	Southern Puget Sound Washington	15
		Fund III total	57
Fund IV	Q1 2018	Southwestern Oregon	20
	Q1 2018	Southern Puget Sound Washington	17
	Q4 2018	Southern Puget Sound Washington	9
		Fund IV total	46
		Funds total	134

When referring to the Partnership and Fund tree farms together we refer to them as the “Combined tree farms”. When referring to the combination of the Partnership’s tree farms and its 20%, 5%, and 15% ownership interest in Fund II, Fund III, and Fund IV, respectively, we will refer to the sums as “Look-through” totals. Fund IV acquired its first timberland property in January 2018 and, as such, the information presented in the following tables for 2017 include only Fund II and Fund III.

Operations. As indicated above, operations in these two segments consist primarily of growing, managing, harvesting, and marketing timber from multiple tree farms owned by the Partnership and our private equity timber funds. These segments generated the following percentage of our consolidated revenue for the years ended December 31, 2018, 2017, and 2016:

	2018	2017	2016

Partnership Timber	44%	38%	45%
Funds Timber	48%	33%	26%

Delivered log sales to domestic manufacturers and export brokers represent the overwhelming majority of timber revenue, but we also occasionally sell rights to harvest timber from our tree farms, known as “timber deed sales”. In addition, our tree farms generate revenue from commercial thinning operations, sales of other minor forest products, ground leases for cellular communication towers, and royalties from gravel mines and quarries.

Inventory. Timber volume is generally expressed in thousands of board feet (MBF) or millions of board feet (MMBF) using long-log Scribner scale rules common to western Washington and western Oregon. In the discussion below, we present merchantable volume, productive acres, and projected harvest level data for the Partnership’s and the Funds’ tree farms on a stand-alone and Look-through basis. On our Washington and Oregon tree farms, which we manage on an even-aged basis, we define “merchantable volume” to mean timber inventory in productive stands that are 35 years of age and older. Fund III’s California tree farm has been managed historically using an uneven-aged harvest regime wherein stands consist of trees of a variety of age classes. On that tree farm, we classify merchantable volume based on the tree’s diameter at breast height (DBH), or four and one-half feet above ground. Trees with a DBH greater than or equal to 16 inches are considered merchantable and less than 16 inches are considered pre-merchantable. Accordingly, merchantable volume from Fund III’s California tree farm is reflected in the tables below as “16+ inches”.

Partnership Timber merchantable available volume (in MMBF) as of December 31:
	2018			2017
Merch Class	Sawtimber	Pulpwood	Total	Total
35 to 39 yrs.	292	15	307	271
40 to 44 yrs.	93	4	97	70
45 to 49 yrs.	14	1	15	19
50 to 54 yrs.	9	—	9	9
55 to 59 yrs.	5	—	5	5
60 to 64 yrs.	1	—	1	1
65+ yrs.	22	1	23	25
	436	21	457	400

Funds Timber merchantable available volume (in MMBF) as of December 31:
	2018			2017
Merch Class	Sawtimber	Pulpwood	Total	Total
35 to 39 yrs.	109	3	112	69
40 to 44 yrs.	74	1	75	81
45 to 49 yrs.	90	1	91	75
50 to 54 yrs.	55	1	56	49
55 to 59 yrs.	43	—	43	23
60 to 64 yrs.	38	—	38	15
65+ yrs.	86	1	87	17
16+ inches	161		161	161
	656	7	663	490

Look-through merchantable available volume (in MMBF) as of December 31:
	2018 Volume			2017 Volume
	Partnership		Look-	Partnership		Look-
	100%	Share of	through	100%	Share of	through
Merch Class	Owned	Funds	Total	Owned	Funds	Total
35 to 39 yrs.	307	14	321	271	8	279
40 to 44 yrs.	97	11	108	70	11	81
45 to 49 yrs.	15	14	29	19	12	31
50 to 54 yrs.	9	9	18	9	7	16
55 to 59 yrs.	5	7	12	5	4	9
60 to 64 yrs.	1	6	7	1	2	3
65+ yrs.	23	12	35	25	2	27
16+ inches	—	8	8	—	8	8
	457	81	538	400	54	454

Merchantable volume estimates are updated quarterly. Changes in merchantable volume estimates reflect depletion of harvested timber, growth of standing timber, transitions of timber stands from pre-merchantable to merchantable, revised estimates of acres available for harvest, timber inventory measurement (cruising) updates, and timberland acquisition and disposition activity. A portion of each tree farm’s timber stands is physically measured or re-measured each year using a statistical sampling process called “cruising”. Stands with actual volume are generally cruised every seven years. The comparison of actual volume harvested to the volume carried in our inventory system is referred to as a “cutout analysis”; a quarterly analysis used to monitor the accuracy of our inventory process. Over the last five years, our overall inventory variances from the cutout analysis have been up to approximately 8% in any one year, but have averaged less than 5% in the aggregate over that time frame.

The dominant timber species on the Partnership’s tree farms is Douglas-fir, which has unique growth and structural characteristics that make it generally preferable to other softwoods for producing construction grade lumber and plywood. A secondary softwood conifer species on the Partnership’s tree farms is western hemlock, which is similar in color and structural characteristics to several other minor softwood conifer timber species, including the true firs. These secondary species are referred to generically as “whitewoods”. Western red cedar is another softwood conifer species found on the Partnership’s tree farms. Western red cedar is used in siding, fencing, and decking applications. Hardwood species on the Partnership’s tree farms include primarily red alder and smaller volumes of other hardwood species.

The merchantable timber inventory on Fund properties contains a greater proportion of whitewoods than do the Partnership’s timberlands. The most significant contributor to the Funds’ whitewood volume is from white fir on Fund III’s tree farm in northern California. Given that the Partnership holds only a 5% ownership in Fund III, on a Look-through basis the Funds contribute a more equally-weighted species mix between Douglas-fir and whitewoods. White fir is a member of the whitewood species group and is used primarily for lumber and core layers in plywood.

Partnership Timber merchantable available volume as of December 31:

	2018		2017
Species	MMBF	% of Total	MMBF	% of Total
Douglas-fir	360	79%	307	77%
Western hemlock	33	7%	32	8%
Western red cedar	10	2%	10	3%
Other conifer	21	5%	21	5%
Red alder	28	6%	25	6%
Other hardwood	5	1%	5	1%
Total	457	100%	400	100%

Funds Timber merchantable available volume as of December 31:

	2018		2017
Species	MMBF	% of Total	MMBF	% of Total
Douglas-fir	327	50%	192	39%
Western hemlock	105	16%	103	21%
Western red cedar	15	2%	12	2%
Pine	59	9%	47	10%
Other conifer	139	21%	122	25%
Red alder	15	2%	13	3%
Other hardwood	3	—%	1	—%
Total	663	100%	490	100%

Look-through merchantable available volume (in MMBF) as of December 31, 2018:

	Partnership		Look-
	100%	Share of	through
Species	Owned	Funds	Total	% of total
Douglas-fir	360	47	407	75%
Western hemlock	33	15	48	9%
Western red cedar	10	2	12	2%
Pine	—	4	4	1%
Other conifer	21	11	32	6%
Red alder	28	2	30	6%
Other hardwood	5	—	5	1%
Total	457	81	538	100%

Look-through merchantable available volume (in MMBF) as of December 31, 2017:

	Partnership		Look-
	100%	Share of	through
Species	Owned	Funds	Total	% of total
Douglas-fir	307	26	333	74%
Western hemlock	32	14	46	10%
Western red cedar	10	1	11	2%
Pine	—	3	3	1%
Other conifer	21	8	29	6%
Red alder	25	2	27	6%
Other hardwood	5	—	5	1%
Total	400	54	454	100%

The Partnership’s tree farms as of December 31, 2018, consist of 103,100 available acres, representing 83% of total acres, that are designated as available acres, meaning land that will grow timber where harvesting that timber is not constrained by physical, environmental, or regulatory restrictions. The Funds’ tree farms as of December 31, 2018, totaled 114,500 available acres, representing 86% of total acres. On a Look-through basis, this results in 116,600 available acres, of which over 23% contain merchantable timber. In addition, another 25% of the Look-through productive acres are in the 25-34 year age-class, much of which will begin moving from pre-merchantable to merchantable timber volume over the next five to ten years. There is no age-class associated with the California tree farm because of the historic uneven-aged management regime, resulting in stands that contain timber with multiple ages. Productive acres for our California tree farm are shown in the following tables under the heading “California”.

Productive acres are spread by timber age-class as follows as of December 31, 2018 and 2017:

	Productive acres (in thousands)
	Partnership Timber				Funds Timber
Age	2018		2017		2018		2017
Class	Acres	% of Total	Acres	% of Total	Acres	% of Total	Acres	% of Total
Clear-cut	2.9	3%	3.5	3%	3.9	3%	2.2	3%
0 to 4	8.6	8%	8.4	8%	8.4	7%	5.5	7%
5 to 9	9.2	9%	8.3	8%	8.7	8%	5.5	7%
10 to 14	10.3	10%	11.0	11%	12.3	11%	6.8	9%
15 to 19	10.5	10%	11.3	11%	10.0	9%	6.0	8%
20 to 24	12.7	12%	10.4	10%	7.9	7%	4.2	6%
25 to 29	10.3	10%	12.2	12%	7.5	7%	6.3	8%
30 to 34	16.5	16%	17.3	17%	8.0	7%	6.2	8%
35 to 39	15.3	15%	13.8	13%	6.4	6%	3.8	5%
40 to 44	4.6	4%	3.6	4%	3.6	3%	3.5	5%
45 to 49	0.7	1%	0.9	1%	4.4	4%	3.2	4%
50 to 54	0.5	—%	0.4	—%	2.9	3%	1.9	3%
55 to 59	0.2	—%	0.2	—%	2.1	2%	0.7	1%
60 to 64	0.1	—%	0.1	—%	2.6	2%	0.5	1%
65+	0.7	1%	0.9	1%	7.1	6%	0.5	1%
California	—	—%	—	—%	18.7	16%	18.7	25%
	103.1		102.3		114.5		75.5

Look-through productive acres are spread by timber age-class as follows:

	12/31/2018 Look-through Productive Acres (in thousands)				12/31/2017 Look-through Productive Acres (in thousands)
Age	100%	Share of	Look-	% of Total	100%	Share of	Look-
Class	Owned	Funds	Through		Owned	Funds	Through	% of Total
Clear-cut	2.9	0.5	3.4	3%	3.5	0.3	3.8	3%
0 to 4	8.6	1.2	9.8	8%	8.4	0.8	9.2	8%
5 to 9	9.2	1.1	10.3	9%	8.3	0.6	8.9	8%
10 to 14	10.3	1.4	11.7	10%	11.0	0.6	11.6	11%
15 to 19	10.5	1.2	11.7	10%	11.3	0.5	11.8	11%
20 to 24	12.7	0.8	13.5	12%	10.4	0.3	10.7	10%
25 to 29	10.3	1.1	11.4	10%	12.2	0.9	13.1	12%
30 to 34	16.5	0.9	17.4	15%	17.3	0.7	18.0	16%
35 to 39	15.3	0.8	16.1	14%	13.8	0.5	14.3	13%
40 to 44	4.6	0.6	5.2	4%	3.6	0.5	4.1	4%
45 to 49	0.7	0.7	1.4	1%	0.9	0.5	1.4	1%
50 to 54	0.5	0.5	1.0	1%	0.4	0.3	0.7	1%
55 to 59	0.2	0.4	0.6	1%	0.2	0.1	0.3	—%
60 to 64	0.1	0.4	0.5	—%	0.1	—	0.1	—%
65+	0.7	1.0	1.7	1%	0.9	—	0.9	1%
California	—	0.9	0.9	1%	—	0.9	0.9	1%
	103.1	13.5	116.6		102.3	7.5	109.8

Site Index. The site index for a given acre of timberland is a measure of the soil’s potential to grow timber in a given location. In our Washington and Oregon operating regions, site index is expressed in feet reflecting the measured or projected height of a Douglas-fir tree at age 50. In the California region, it is based on a mix of species. Site index is calculated by tree height and age data collected during the cruising process. Site index measurements are grouped into five site classes and are an important input into models used for projecting harvest levels on all tree farms. The following table presents site class information for the Partnership and the Funds, and on a Look-through basis.

	Partnership Timber		Funds Timber		Share of Funds		Look-through
Site Class	Net Acres	% of total	Net Acres	% of total	Net Acres	% of total	Net Acres	% of total
I (135+ feet)	12,651	12.3%	8,388	7.3%	801	5.9%	13,452	11.5%
II (115-134 feet)	47,305	45.9%	49,349	43.1%	6,186	45.7%	53,491	45.9%
III (95-114 feet)	34,319	33.3%	23,393	20.4%	2,801	20.7%	37,120	31.8%
IV (75-94 feet)	7,719	7.5%	25,914	22.6%	2,711	20.0%	10,430	8.9%
V (<=74 feet)	1,075	1.0%	7,494	6.5%	1,038	7.7%	2,113	1.8%
Total	103,069	100.0%	114,538	100.0%	13,537	100.0%	116,606	100.0%

Acre-weighted average site index	116	feet	109	feet	109	feet	116	feet

Long-term Harvest Planning. Long-term harvest plans for the Partnership’s and the Funds’ tree farms are based on the different ownership time horizons associated with each group. Plans for Partnership timberlands are designed to maintain sustainable harvest levels over an extended time frame, assuming perpetual ownership. “Sustainable harvest level” denotes our assessment of the annual volume of timber that can be harvested from a tree farm in perpetuity. As such, the sustainable harvest level generally resembles the annual growth of merchantable timber. Actual annual harvest levels may vary depending on log market conditions and timberland acquisition or disposition activity. Over multi-year time frames, however, annual harvest volumes will average out to the sustainable harvest levels developed in our long-term harvest plan. In addition, we strategically harvest timber on our Real Estate properties. The Real Estate volume and productive acres, while included in the above merchantable volume tables, are not used to calculate our long-term sustainable harvest level as it has been designated for potential sale as HBU real estate rather than perpetual timber operations.

The harvest levels for the Funds’ tree farms are developed to maximize the total return during the investment period of each fund by blending cash flow from harvest with the value of the portfolio upon disposition. This will result in more harvest variability between years for Fund tree farms than is the case with the Partnership’s tree farms.

We periodically review the sustainable harvest level for the Partnership and the Funds. In the latter part of 2018, we completed the most recent review of the Partnership’s sustainable harvest level. With the addition of small-tract acquisitions over the past few years, continued improvements in our inventory data and growth-and-yield modeling, and recent investments in silviculture, we increased the Partnership’s annual sustainable harvest level to 57 MMBF, a 10% increase from the prior 52 MMBF level. This change is effective for our 2019 harvest. Assuming full operations on the Funds’ existing tree farms, at December 31, 2018, the long-term planned average annual harvest volume for the Partnership and Fund tree farms (and on a Look-through basis) is presented in the table below:

		Look-through
(amounts in MMBF)	Planned annual harvest volume	planned annual harvest volume
Partnership tree farms	57	57
Fund tree farms	93	12
Total	150	69

Marketing and Markets. The following discussion applies to the Combined tree farms. We sell logs to lumber, plywood, and chip producers and to log export brokers. To do so, we engage independent logging contractors to harvest the standing timber, manufacture that timber into logs, and deliver the logs to our customers. Except in the case of some timber deed sales, we retain title to the logs until they are delivered to a customer’s log yard.
Domestic mills buy the majority of our sawlog volume. These customers use the logs as raw material for manufacturing lumber. Higher quality logs sold to the domestic market are generally used to peel veneer necessary to manufacture plywood or specialized beams. Lumber markets tend to rise and fall with new home starts and the repair and remodel market, which in turn drives domestic demand for logs. Additional domestic demand for our logs comes from producers of utility poles and cedar fencing. Our lowest quality logs are chipped for use by pulp mills in the production of pulp and paper.
We also sell logs to export markets in Asia through brokers based in the Pacific Northwest. Our decision to sell through intermediaries is predicated on risk management considerations, such as mitigation of foreign exchange risk, loss prevention, and minimizing cash collection risks. These export markets generally represent 15% to 35% of the log volume we produce but can reach as high as 50%. Export markets provide important diversification from our domestic markets. Drivers of export markets include construction activities in Japan, China, and Korea, exchange rates, tariffs, and shipping costs. Export markets do not tend to correlate with our domestic markets which is why the diversification provided by these markets is valuable.
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
Beginning in 2010, a reduction in China’s log imports from Russia, coupled with a strengthening Chinese currency compared to the U.S. dollar, opened an opportunity for North American log producers to supply a larger portion of logs to the growing Chinese market. This resulted in the migration of the U.S. Pacific Northwest (PNW) export market from one focused almost exclusively on Japan and Korea to a broader Asian market that now includes China. Today, China represents the largest export market for PNW sawlogs in Asia. Notwithstanding recent tariffs, and threats of additional tariffs, imposed on U.S. logs exported to China, this export market has provided additional support to log prices during the gradual recovery of U.S. housing over the past several years. Sawlogs sold to China are used chiefly for construction of concrete forms, pallets, and other uses that can be satisfied with whitewood and lower quality Douglas-fir sawlogs.

Customers. Logs from the Combined tree farms are sold to customers in both the domestic and export markets. Domestic customers include lumber and plywood mills and other wood fiber processors located throughout western Washington, Oregon, and northern California. Export customers consist of intermediaries located at the Washington ports of Longview, Tacoma, Port Angeles, Grays Harbor, and Olympia, and the Oregon port of Astoria. Whether destined for domestic or export markets, the cost of transporting logs limits the destinations to which the Partnership and Funds can profitably deliver and sell their logs.

The ultimate decision on where to sell logs is based on the net proceeds we receive after considering both the delivered log prices and the cost to deliver the logs to that customer. In instances where harvest operations are closer to a domestic mill than the log yard of an export broker, we may earn a higher margin from selling to a domestic mill even though the delivered log price is lower. As such, realized delivered log price movements are influenced by marketing decisions predicated on margins rather than focusing exclusively on the delivered log price. In such instances, our reported delivered log prices may reflect both the proximity of the harvest location to customers and the broader market trend.

Competition. Most of our competitors are comparable to us in size or larger. Log sellers like the Partnership and the Funds compete on the basis of quality, pricing, and the ability to satisfy volume demands for various types and grades of logs to particular markets. We believe that the location, type, and grade of timber from the Combined tree farms helps us compete effectively in these markets. However, our products are subject to competition from foreign-produced logs and lumber as well as a variety of non-wood building products.

Forestry, Silviculture, and Stewardship Practices. Silviculture activities on the Combined tree farms include reforestation, control of competing brush in young stands, and density management (thinning) of forests to achieve optimal spacing after stands are established. This is all to ensure that young stands are on a pathway to produce the desired log sorts and species mix. We manage our forests to create a species mix and log top-end diameters of a size and quality that we predict will satisfy what domestic mills and export markets will desire in future years. During 2018, we planted 1.8 million seedlings on 5,500 acres of the Combined tree farms compared to 1.9 million seedlings on 6,300 acres in 2017 and 1.7 million seedlings on 6,600 acres in 2016. Seedlings are generally planted from December to April to restock stands that were harvested during the preceding twelve months. The number of seedlings planted varies from year to year based upon harvest level, the timing of harvest, seedling availability, and weather and soil conditions that control the timing of reforestation. Our policy is to return all timberlands to productive status in the first planting season after harvest, provided any requisite brush control has been completed and seedlings are available.

Harvest and road construction activities are conducted in compliance with federal, state, and local laws and regulations. Many of these regulations are programmatic and include, for example: limitations on the size of harvest areas, reforestation following harvest, retention of trees for wildlife habitat and water quality, and sediment management on forest roads. Regulations also require project-specific permits or notifications that govern a defined set of forestry operations. An application for harvest or road construction may require specific controls to avoid potential impact to the environment.

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

Timberland Investment Management (TIM)

Background. Our TIM segment provides timberland investment management services for third-parties, for which it earns management fees and incurs expenses resulting from raising, investing, and managing capital which is invested in Pacific Northwest timberland on behalf of third-party investors alongside the Partnership’s co-investment. Since the launch of our private equity timber fund strategy in 2003, the activities in this segment have consisted primarily of raising third-party investment capital for the Funds and then acquiring and managing timberland portfolios on their behalf. When we discuss the Fund properties we will refer to either the acquisition values, defined as contractually agreed-upon prices paid for the properties, or the value of assets under management, defined as the current third-party appraised value of the properties. As of December 31, 2018, we manage 134,000 acres of timberland in Washington, Oregon, and California with combined appraised values of $526 million. Following the January 2019 acquisition by Fund IV, we manage over 141,000 acres with combined appraised values of $547 million.

The following table summarizes the committed and called capital for the TIM segment on a cumulative basis since its inception, as well as distributions received by the Partnership, as of December 31, 2018 as well as January 31, 2019, which incorporates the recent timberland acquisition by Fund IV:

	Total Fund		Partnership Co-investment
(in millions)	Commitment	Called Capital	Commitment	Called Capital	Distributions Received	Ownership Percentage
Fund I *	$61.8	$58.5	$12.4	$11.7	$15.1	20%
Fund II	84.4	83.4	16.9	16.7	14.4	20%
Fund III	180.0	179.7	9.0	9.0	1.3	5%
Fund IV	388.0	146.9	58.0	22.0	0.4	15%
Total, December 31, 2018	714.2	468.5	96.3	59.4	31.2
January 2019 Fund IV acquisition	—	20.3	—	3.0	—
	$714.2	$488.8	$96.3	$62.4	$31.2
* Fund I assets were sold in 2014 and the fund was wound up in 2015.

Operations. The TIM segment’s key activity is to provide investment and portfolio management services to the Funds. We anticipate growth in this segment as we continue to place the remaining $221 million of Fund IV committed capital, after the January 2019 timberland acquisition, together with any future funds established by the Partnership. The TIM segment represented less than 1% of consolidated revenue for each of the three years ended December 31, 2016 through 2018, as fee revenue is eliminated in consolidation. On an internal reporting basis, before these eliminations, the TIM segment represented 4%, 3%, and 4% of total revenue for the years ended December 31, 2018, 2017, and 2016, respectively.

The Partnership benefits in several ways from this segment. First, the Partnership co-invests in each of these funds, allowing us to diversify our market exposure across a wider geography and more frequent acquisitions than we could by investing Partnership capital alone. We also benefit from the economies of scale generated through managing these additional acres of timberland, which benefit both the Partnership and Fund timberlands. The contribution margin from the fees charged to the Funds lowers the management costs on the Partnership’s timberlands. Lastly, we retain additional expertise that neither the Partnership nor the Funds’ timberlands could support on a stand-alone basis.

The Partnership earns annual asset management fees from the Funds based on the equity capital used to acquire timberland properties. The Partnership also earns timberland management fees on acres owned by the Funds and log marketing fees based on harvest volume from Fund tree farms. At the end of a Fund term, if a Fund exceeds threshold return levels, the Partnership earns a carried interest incentive fee.

Accounting rules require that we eliminate in consolidation the fee revenue generated from managing the Funds in our TIM segment and corresponding operating expenses for the Funds Timber segment. The elimination of the fee revenue and corresponding operating expenses reduces the reported cost per acre of operating Fund tree farms under our Fee Timber segment. These eliminations make the Funds Timber results appear stronger and the TIM results appear correspondingly weaker.

Marketing. When raising capital for a new Fund, we market opportunities to investors that desire to invest alongside the Partnership in Pacific Northwest (PNW) timberland assets. Our Funds fill a niche among timberland investment management organizations due to our PNW regional specialization, degree of co-investment, and the ability to target relatively small transactions. Additional marketing and business development efforts include regular contact with forest products industry representatives, non-industry owners, and others who provide key financial services to the timberland sector. Our acquisition and disposition activities keep management informed of changes in timberland ownership that can represent opportunities for us to market our services.

Customers. The Funds are the primary customers and users of TIM services. Investors in the Funds are primarily large institutional investors, including pension funds, insurance companies, and endowments.

Competition. We compete against both larger and comparably sized companies providing similar timberland investment management services. There are over 20 established timberland investment management organizations competing with us in this business. Some companies in this group have access to established sources of capital and, in some cases, increased economies of scale that can put us at a disadvantage. Our value proposition to investors is centered on the differentiation we provide relative to other managers, as described above, as well as our long track record of success in the Pacific Northwest.

Real Estate

Background. The Partnership’s real estate activities are associated closely with the management of our timberlands. After timberland has been logged, we choose among four primary alternatives to generate value from the underlying land: reforest and continue to operate as timberland, sell as undeveloped property, undertake some level of development to prepare the land for sale as improved property, or hold for later development or sale. We regularly evaluate our timberland for its best economic use. We currently have a 2,000-acre portfolio of properties for which we believe there to be a higher and better use than timberland. In addition, we may acquire and develop other properties for sale, either on our own or by partnering with other experienced real estate developers. To date, this activity has not constituted a material part of our Real Estate segment’s operations.

The Real Estate segment’s activities generally consist of investing in, and later selling, improved properties as well as holding properties for later development and sale. As a result, revenue from this segment tends to fluctuate substantially, and is characterized by periods during which revenue is low, while costs incurred to increase the value of our development properties may be higher. During periods of diminished demand, we manage our entitlement related costs and infrastructure investment to minimize negative cash flows. Segment expenses do not generally trend directly with segment revenues. When improved properties are sold, income is recognized in the form of sale price net of acquisition and development costs.

Operations. The Real Estate segment represented 8%, 26%, and 29% of consolidated revenue in 2018, 2017, and 2016, respectively. Real Estate operations focus on maximizing the value of the 2,000-acre portfolio mentioned above. For Real Estate projects, we secure entitlements and/or infrastructure necessary to make development possible and then sell the entitled property to a party who will construct improvements. This segment’s results also reflect conservation-related transactions with respect to our timberland. These transactions can take the form of sales of timberland for conservation purposes, sales of conservation easements (CE) that encumber Partnership Timber properties and preclude future development but allow continued harvest operations, or sales of timberland on which we retain the right to harvest the standing timber for a period of time, typically up to 25 years. The third and final area of operations in this segment includes leasing residential and commercial properties in Port Gamble, Washington, and leasing out a portion of our corporate headquarters building in Poulsbo, Washington.

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

Development Properties

Projects in Gig Harbor, Port Gamble, Kingston, Bremerton, Hansville, and Port Ludlow, Washington comprise approximately half the acres in our development property portfolio. Depending on each property’s size, development complexity, and regulatory environment, a project may be long-term in nature and require extensive time and capital investments to maximize returns.

Gig Harbor. Gig Harbor, a suburb of Tacoma, Washington, is the site of Harbor Hill, a 292-acre mixed-use development project that, at its inception, included the following mix of zoning: 42 acres of commercial/retail sites, 50 acres of business park lots, and 200 acres of land with residential zoning. At December 31, 2018, we still own 18.5 acres of commercial/retail and 21.6 acres of residential lots in this project. A 20-year development agreement was approved by the City of Gig Harbor (City) in late 2010. Key provisions of the development agreement and plat approval include: (a) extending the project development period from 7 to 20 years; (b) reserving sufficient domestic water supply, sanitary sewer, and traffic trip capacity on behalf of the project’s residential units; and (c) waiver of park impact fees in exchange for a 7-acre parcel of land for City park purposes. All components of this project have transportation, water, and sewer capacities reserved for full build-out. We received preliminary plat approval in early 2011 for the then 200-acre residential portion of this project that included 554 single-family and 270 multi-family units. At December 31, 2018, the final 65 single-family lots on over 21 acres are nearing completion and are under contract for $12 million. The last 18 acres in the master plan was entitled for a grocery-anchored shopping center in late summer 2018 and was part of a joint venture with another developer. The project is currently on hold as a result of construction cost increases and a proposed doubling of traffic impact fees by the City of Gig Harbor. A smaller project is currently being evaluated for the site.

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

With respect to our development plans for the site, Port Gamble may be sold on a bulk-sale basis to a developer interested in taking the project forward, or development may take place under a joint venture with a developer or using third-party capital, with the Partnership seeking to limit its own capital in this development. Port Gamble has been designated a “Rural Historic Town” under Washington’s Growth Management Act since 1999. This designation allows for substantial new commercial, industrial, and residential development using historic land use patterns and densities while maintaining the town’s unique architectural character. On September 6, 2018, we submitted the master plan for the 113-acre townsite and adjoining 205-acre agrarian district to Kitsap County for review. Our plans are focused on bringing back the New England-style homes that have slowly disappeared since Port Gamble’s heyday in the 1920s. If approved as proposed, our plat application to Kitsap County will allow for between 200 and 240 additional residential units and 200,000 to 260,000 square feet of additional commercial building space. The proposal also calls for the development of homes, an inn, a dock, waterfront trails, and an agricultural area with greenhouses, orchard, and winery. Walking trails along the shoreline, through the adjoining forestlands, and along pastoral farmland would contribute to the lifestyle of residents and should enhance Port Gamble as a unique tourist attraction. In 2016, the town was connected to the Kitsap County water supply infrastructure. During 2017, a new membrane bioreactor wastewater treatment plant with a large onsite septic system was installed and turned over to Kitsap County’s Public Utility District, and the former treatment plant was de-commissioned.

As discussed in greater detail below, P&T’s operations at Port Gamble, prior to the Partnership’s ownership of the millsite and surrounding areas, resulted in the release of hazardous substances that impacted the upland and submerged portions of the site, and we have an environmental remediation liability as a result of our ownership of Port Gamble.

Kingston. The Partnership owns a 374-acre property in Kingston called “Arborwood” with plans for the development of 663 single-family lots and 88 multi-family units. In 2016, we acquired an adjacent 10 acres to provide another access point to the project and allow it to be divided into three or more smaller projects. Like Port Gamble, we may sell Arborwood on a bulk-sale basis to a developer interested in taking the project forward, or we may develop it under a joint venture with a developer or using third-party capital. An amendment to the preliminary plat was submitted in late 2018. We plan to prepare engineering and construction drawings for the first phase of lot development in 2019, with the goal of starting construction in 2020.

Bremerton. The West Hills area of Bremerton, Washington is the site of a 46-acre industrial park which we have been developing in two phases totaling 24 lots. Construction on the 9 lots covering 10 acres that comprise Phase I was completed in 2007 and four lots have been sold to date. In 2013, we obtained a comprehensive plan designation change from industrial to residential for the 35-acre Phase II portion of this property. In 2014, Phase II was rezoned to single-family residential. In 2018, we sold this phase to a commercial developer.

Hansville. The Partnership owns a 149-acre residential development project in Hansville called “Chatham,” with 19 parcels ranging from 3 to 10 acres in size. Construction was completed in late 2007, and the lots are currently being marketed for sale. As of December 31, 2018, 13 lots have been sold.

Port Ludlow. Port Ludlow represents a 256-acre property in Jefferson County located just outside the Master Planned Resort boundary of Port Ludlow, Washington. Development of the property will progress commensurate with demand for rural residential lots in this area.

Rural Residential. We have a number of saleable properties totaling 962 acres for which rural residential development represents a higher and better use compared to continued management as timberland. In general, these properties are non-contiguous smaller lots ranging in size between 5 and 40 acres with zoning ranging from one dwelling unit per 5 acres to one per 80 acres. Development and disposition strategies vary depending on the property’s unique characteristics. Development efforts and costs incurred to prepare these properties for sale include work to obtain development entitlements that will increase the property’s value as residential property as well as making improvements to existing logging roads, constructing new roads, and extending dry utilities. As is the case with much of the Real Estate portfolio, investments in the rural residential program have been limited to those necessary to achieve entitlements, while deferring construction costs until warranted by market conditions.

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

Skamania County. We have been engaged with the Columbia Land Trust in a multi-phase conservation project that includes both fee and conservation easement (CE) sales of the Partnership’s timberland in the area. Funding for conservation sales are made available primarily through the Washington Wildlife and Recreation Program. In tandem with this project, we worked with Skamania County to rezone 7,899 acres of our holdings in that county. In 2018, we completed a CE sale on that property.

Commercial Properties

Poulsbo. In May 2011, we purchased a 30,000-square-foot commercial office building in Poulsbo, on a 2-acre parcel of land. We utilize the second floor, basement, and part of the first floor for our own operations. We lease the remaining portion of the first floor to two separate tenants.

Port Gamble. As described above under “Development Properties,” the Partnership owns and operates the town of Port Gamble where 25 residential buildings and approximately 46,000 square feet of commercial space are currently leased to third parties. In addition, we operate a wedding and events business, utilizing another 8,000 square feet in the town’s venues that leverages the charm of the townsite to attract clientele, and a museum. These commercial activities help offset the costs of maintaining the town while the master plan progresses.

Environmental Remediation. As noted above, P&T and its corporate predecessors operated a sawmill at Port Gamble from 1853 to 1995. P&T continued to lease various portions of the site for its operations until 2002. During the time P&T operated in Port Gamble, it also conducted shipping, log storage, and log transfer operations in the tidal and subtidal waters of Port Gamble Bay, some of which were under a lease from the Washington State Department of Natural Resources (DNR) that lasted from 1974 to 2004. P&T’s operations resulted in the release of hazardous substances that impacted the upland and submerged portions of the site. These substances include various hydrocarbons, cadmium, and toxins associated with wood waste and the production of wood products.

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

P&T and Pope Resources entered into a settlement agreement in 2002 that allocated responsibility for environmental contamination at the townsite, millsite, a solid waste landfill, and adjacent waters, with P&T assuming responsibility for funding cleanup in the Bay and the other areas of the site that were impacted by its historical operations. At that time, the parties estimated the aggregate cleanup costs allocable to both parties to be between $10 million and $13 million, with the clean-up of Port Gamble Bay expected to amount to approximately 90% of the overall project costs.

In 2005, both Pope Resources and P&T received Environmental Excellence Awards from DOE for their work in remediating the contamination that had existed at the Port Gamble townsite and landfill. DOE also issued letters to both parties in 2006 indicating that the agency expected to take no further action regarding conditions at those portions of the site. Pope Resources continued cleaning up the remaining contamination at the millsite. By late 2005, the millsite portion of the site had largely been cleaned and the remaining aspects of that project consisted of test well monitoring and modest additional remediation. The Port Gamble Bay area and related tidelands, for which P&T was responsible under the parties’ settlement agreement, had not yet been remediated. In 2007, P&T filed for bankruptcy protection and was eventually liquidated, leaving the Partnership as the only remaining PLP. Because environmental liabilities are joint and several as between PLPs, the result of P&T’s bankruptcy was to leave the liability with the Partnership as the only remaining solvent PLP. At that time, we increased our accrual for remediation liabilities by $1.9 million to reflect the resulting increase in risk.

In-water cleanup

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

Millsite cleanup

With the in-water portion of the cleanup completed, there will be relatively modest cleanup activity on the millsite and a monitoring period. In February 2018, the Partnership and DOE entered into an agreed order with respect to the millsite under which the Partnership performed a remedial investigation and feasibility study (RI/FS) which it submitted to DOE for review in January 2019. Following the finalization of the RI/FS, the Partnership will work with DOE to develop a CAP. As with the in-

water portion of the project, the CAP will define the scope of the remediation activity for the millsite. Once the CAP is approved by DOE, it will be codified in a consent decree.

Natural Resource Damages (NRD)

Certain environmental laws allow state, federal, and tribal trustees (collectively, the Trustees) to bring suit against property owners to recover damages for injuries to natural resources. Like the liability that attaches to current property owners in the cleanup context, liability for NRD can attach to a property owner simply because an injury to natural resources resulted from releases of hazardous substances on that owner’s property, regardless of culpability for the release. The Trustees are alleging that Pope Resources has NRD liability because of releases that occurred on its property. We have been in discussions with the Trustees regarding their claims, and the alleged conditions in Port Gamble Bay. We have also been discussing restoration alternatives that might address the damages that the Trustees allege.

We accrued an additional $5.6 million in 2018 as a result of updates to our estimates of costs associated with the cleanup of the millsite and estimated NRD costs. It is reasonably possible that these components of the liability may increase as the project progresses. With the in-water cleanup completed, which was by the far the most significant component of the project, and the 2018 adjustments, however, we expect that any future adjustments to the liability should be less significant than they have been historically.

Additional information regarding this environmental remediation liability, and the methodology used to monitor its adequacy, is set forth in Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Real Estate” and “– Critical Accounting Estimates”.

Marketing. Marketing efforts for development properties from 2016 to 2018 were focused primarily on our Harbor Hill development and conservation land and easement sales. During this period, we also started investigating and pursuing the acquisition and development of other real estate properties (not owned by the Partnership) and closed on the acquisition of a two-acre parcel on Bainbridge Island, Washington. In 2017, we partnered with another developer to form a joint venture for the acquisition of a 5-acre property on Bainbridge Island, Washington, that will include 18 townhomes for sale and 107 apartments for lease. Efforts were also expended in the last several years to sell North Kitsap lands for conservation.

Customers. We typically market properties from the Real Estate portfolio to private individuals, residential contractors, and commercial developers. Customers for rental space in the Port Gamble townsite consist of both residential and commercial tenants.

Competition. We compete in this segment with local and regional peers that offer land for sale or lease.

Transportation. Land values for the Real Estate portfolio are influenced by transportation options between the west side of Puget Sound, where our properties are located, and the Seattle-Tacoma metropolitan corridor. These areas are separated by bodies of water. Transportation options include the Tacoma Narrows Bridge or one of several car and passenger ferries that link the communities of Kingston, Bremerton, and Bainbridge Island to Edmonds and Seattle. A new passenger ferry with 40-minute travel time from Kingston to downtown Seattle started in late 2018 and should have positive impacts on the desirability of the company’s holdings in North Kitsap County.

Employees

As of December 31, 2018, we employed 62 full-time employees and 3 part-time or seasonal personnel, who are distributed among the segments as follows:

Segment	Full-Time	Part-Time/ Seasonal	Total
Partnership Timber	22	1	23
Timberland Investment Management (TIM)	11	—	11
Real Estate	14	2	16
General & Administrative	15	—	15
Totals	62	3	65

Our Funds Timber segment does not have employees. Rather, this segment is served by employees from the TIM and Partnership Timber segments. None of our employees are subject to a collective bargaining agreement and the Partnership has no knowledge that any steps toward unionization are in progress. We consider our relations with our employees to be good.

Government Regulation

Our timberland and real estate operations are subject to a number of federal, state, and local laws and regulations that govern forest practices and land use. These laws and regulations can directly and indirectly affect our Partnership Timber, Funds Timber, and TIM segments by regulating harvest levels and impacting the market values of forest products and forestland. Our Real Estate operations are also directly and indirectly affected by these laws and regulations by limiting development opportunities and the underlying market value of real estate.

Laws and Regulations that Affect Our Forestry Operations. Our Partnership Timber, Funds Timber, and TIM segments are affected by federal and state laws and regulations that are designed to promote air and water quality and protect endangered and threatened species. Further, each state in which we own or manage timberland has developed “best management practices” (BMP) to reduce the effects of forest practices on water quality and plant and animal habitat. Collectively, these laws and regulations affect our harvest and forest management activities. At times, regulatory agencies and citizens’ and environmental groups seek to expand regulations using a wide variety of judicial, legislative, and administrative processes, as well as state ballot initiatives, a process applicable to all three states in which we operate, that allows citizens to adopt laws without legislative or administrative action.

The primary laws and regulations that affect our forestry operations include:

Endangered Species Laws

A number of fish and wildlife species that inhabit geographic areas near or within our timberlands have been listed as threatened or endangered under the federal Endangered Species Act (ESA) or similar state laws. Federal ESA listings include the northern spotted owl, marbled murrelet, numerous salmon species, bull trout, steelhead trout, and other species. At times, state endangered species laws impose further restrictions by limiting the proximity of harvest operations to certain plants and wildlife. Legislative, regulatory, and legal efforts to expand the list of protected species and populations may impose further restrictions. Federal and state requirements to protect habitat for threatened and endangered species have imposed restrictions on timber harvest on some of our timberlands, and these protections may be expanded in ways that further affect our operations. These actions may increase our operating costs, further restrict timber harvests or reduce available acres, and adversely affect supply and demand more broadly across our markets.

Further, federal and state regulatory agencies monitor environmental conditions to determine whether existing forest practice rules are effective at protecting threatened and endangered wildlife. New or modified regulations could result in increased costs, additional capital expenditures, and reduced operating flexibility.

Water Quality Laws

Also affecting our forestry operations are laws and regulations that are designed to protect water quality. The preeminent federal law is the Clean Water Act (CWA), which is enforced through associated state laws and regulations in the jurisdictions in which we operate. These state laws and regulations reduce timberlands available for harvest by, among other things, requiring buffers on some streams to meet state water quality standards related to maintaining temperature or reducing or eliminating turbidity. Other laws and regulations could have significant impacts on our harvest activities, including increases in setback requirements. As these rules grow more restrictive, we may face increasing costs associated with our silviculture, may find some areas of our tree farms inaccessible (either physically or because of economic inefficiency), and may face reductions in the portion of our timberlands that can be harvested.

The Federal Insecticide, Fungicide, and Rodenticide Act (FIFRA) and other state laws related to the use of pesticides restrict the use of herbicides. Herbicides are used to promote reforestation and to optimize the growth of regenerated stands of trees. FIFRA and state laws and regulations may reduce the efficiency with which we can produce timber, and they may ultimately reduce the volume of timber that is available for harvest.  Further limits to the use of insecticides or herbicides may make our tree farms more vulnerable to disease or infestations.

State Harvest Permitting Processes

Washington, Oregon, and California all have a permitting or notification system as part of their forest practice rules. Changes in these processes can cause additional administrative expenses and/or delay project implementation. These rules may require significant environmental studies and permitting requirements prior to the issuance of harvest permits. All three states periodically update their regulations and permitting processes. Changes could cause us to incur expenses, and new permitting regulations commonly require us to increase the level of research and expertise necessary to meet applicable requirements. Substantive changes in these regulations may increase our harvest costs, may decrease the volume of our timber that is available for harvest, and may otherwise reduce our revenues or increase our costs of operations.

Climate Change Laws

California has implemented a cap and trade program that limits the amount of greenhouse gases emitted by certain stationary sources as well as transportation sources. This may impact forest landowners through increased costs of energy to our manufacturing customers and logging contractors. Washington state voters rejected a carbon tax initiative in 2018. The Oregon legislature is considering a cap and trade program in the 2019 session.

The effects of these laws and initiatives cannot readily be quantified or predicted. However, management does not expect to be disproportionately affected by these programs in comparison with typical timberland owners. Likewise, management does not expect that these programs will significantly disrupt our planned operations over large areas or for extended periods.

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

Consolidation of sawmills in our geographic operating area may reduce competition among our customers, which could adversely affect our log prices. In the past we have experienced, and may continue to experience, consolidation of sawmills and other wood products manufacturing facilities in the Pacific Northwest. Because a portion of our cost of sales in our Timber segments consists of transportation costs for delivery of logs to domestic sawmills, it could become increasingly expensive to transport logs over longer distances for sales in domestic markets. As a result, a reduction in the number of sawmills, or in the number of sawmill operators, may reduce competition for our logs, increase transportation costs, or both. These consolidations thus may have a material adverse impact upon our Timber segments’ revenue, income, or cash flow and, as those segments have traditionally represented our largest business units, upon our results of operation and financial condition as a whole. Any such material adverse impact on timber revenue, income, and cash flow as a result of regional mill consolidations will also indirectly affect our TIM segment in the context of raising capital for investment in Pacific Northwest-based timber funds. Further, this consolidation increases our sensitivity to fluctuations in building demand, and especially residential construction, in the Pacific Northwest. As a result, factors such as a slowdown in home building in the Puget Sound region can have a disproportionate impact on our Timber results.

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

Environmental and other activist groups may have an adverse impact on the value of our assets or on our ability to generate revenues from our timberlands. In recent years we have seen an increase in activities by environmental groups, Native American tribes, and other activists in the legislative, administrative, and judicial processes that govern all aspects of our operations. For example, on more than one occasion, the Washington Department of Ecology applied more stringent regulatory standards to our existing environmental remediation project at Port Gamble, Washington, after soliciting or receiving input from tribal representatives. These revisions substantially increased the cost associated with our pre-existing remediation plans, and we cannot offer assurances that similar actions will not further protract the process or increase remediation costs. In an ongoing example of this activism, various citizens’ and tribal groups are asserting, in their capacities as trustees under the Natural Resources Damages Act, that we are liable for damages to the environment on the basis of our now largely remediated property at Port Gamble, Washington. Similarly, citizens’ and environmental groups have significant influence in the entitlement and zoning processes that affect our Real Estate operations. These activities are not likely to diminish in the foreseeable future, and in some instances may have a material impact upon the revenues we can generate from our properties or upon the costs of generating those revenues.

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

Risks Relating to Our Operations

We have certain environmental remediation liabilities associated with our Port Gamble property, and that liability may increase. We currently own certain real estate at Port Gamble on the Kitsap Peninsula in western Washington. Sediments adjacent to these properties were alleged to have been impacted by operations of the former owner of the property, Pope & Talbot, Inc. (P&T). However, as current owner of Port Gamble, we have environmental liability for these properties under Washington State’s Model Toxics Control Act (MTCA). In December 2013, we reached an agreement with the Washington State Department of Ecology (DOE) in the form of a consent decree (“CD”) and clean-up action plan (“CAP”) that provided for the cleanup and monitoring of Port Gamble Bay. Together, these documents outline the terms under which the Partnership conducted environmental remediation and will perform monitoring of Port Gamble Bay. In February 2018, the Partnership and DOE entered into an agreed order with respect to the millsite under which the Partnership has performed a remedial investigation and feasibility study and will develop a new CAP. As with the in-water portion of the project, this new CAP will define the scope of the remediation activity for the millsite and be codified in a new CD.

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

Management continues to monitor the Port Gamble cleanup processes closely. The $9.1 million remediation accrual as of December 31, 2018, represents our current estimate of the remaining cleanup cost and most likely outcome to various contingencies, though it is reasonably possible that the millsite cleanup and NRD components of the liability may increase. These estimates are predicated upon a variety of factors, including the actual amount of the ultimate cleanup costs. The liability is based upon a number of estimates and judgments that are subject to change as the project progresses. The filing of the CDs limits our legal exposure for matters covered by the decree, but does not eliminate it entirely. DOE reserves the right to reopen the CDs if new information regarding factors previously unknown to the agency requires further remedial action. While unlikely, a reopening of the CDs may result in adverse financial impacts and may have the effect of distracting management and other key personnel from the day to day operation of our business. These factors, alone or in combination with other challenges, may have a material adverse effect upon our assets, income, cash flow, and operations.

Our leverage may give rise to additional risks. The Partnership’s total outstanding debt was $94.5 million at December 31, 2018, of which $26.4 million bears interest at variable rates, with the remaining balance at fixed rates. The Funds’ total debt outstanding was $57.4 million at December 31, 2018, all of which bears interest at fixed rates. This debt, particularly that portion that carries variable interest rates, exposes us to certain additional risks, including higher interest expense as interest rates have increased recently and may continue to increase in coming periods. In addition, generally speaking, an increase in our indebtedness may limit our ability to defer timber harvests and potentially restricts our flexibility to take advantage of other investment opportunities that might otherwise benefit our business. In extreme cases, we could be placed in a position in which we default under one or more of our credit arrangements, which could require us to pledge additional portions of our timberland as collateral for our indebtedness or which might require us to take other actions or expose us to other remedies that could have a material adverse effect upon our assets, operations, or business.

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

We may incur losses as a result of natural disasters that may occur on our properties. Forests are subject to a number of natural hazards, including damage by fire, severe windstorms, insects, disease, flooding, and landslides. Changes in global climate conditions may intensify these natural hazards. Severe weather conditions and other natural disasters can also reduce the productivity of timberlands and disrupt the harvesting and delivery of forest products. While damage from natural causes is typically localized and would normally affect only a small portion of our timberlands at any one time, these hazards are unpredictable and losses might not be so limited. While we carry fire insurance on approximately 27% of our Combined timberland acres, we do not otherwise maintain insurance against loss of standing timber on our timberlands due to natural disasters.

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

We have incurred, and may continue to incur, expenses relating to a recently announced activism campaign from one of our unitholders. On June 18, 2018, James H. Dahl and an individual related to him filed a report on Securities Exchange Act Schedule 13D, purporting to be assignees of more than 5% of our outstanding limited partner units. The filing persons contend in their Schedule 13D that the Partnership is “materially undervalued in the marketplace” by virtue of its governance structure. The filing persons expressed a belief that the Partnership should restructure its operations or explore a “strategic transaction,” and contended that management and the General Partner are “entrenched.” Further, the filing persons’ Schedule 13D also suggested that other unitholders contact management to offer their views about the Partnership’s strategic direction. To date, certain unitholders have communicated their thoughts to the board and management and during the latter half of 2018 our managing general partner and our Board of Directors conducted an extensive review of our operating and capital structure and aspects of our business that relates to those matters. In the course of this review, as we have done consistently in the past we also engaged proactively with a number of longstanding unitholders. The outcome of this review is discussed in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Executive Overview” in Part II of this report. The Board expects to continue monitoring these factors and will continue its longstanding practice of engaging with investors and considering the input those investors provide.

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

Our limited partner units trade at a discount to their net asset value (NAV), and unitholders may be unable to realize that NAV in the near or long term. As we have commonly disclosed in our investor materials, we believe the underlying NAV of our units is significantly higher than the trading price of our units on the Nasdaq Global Select Market. While NAV is a difficult concept to establish with any degree of precision, our recent timberland purchases and our knowledge of timberland markets in our operating region suggest that the value of our timberlands, net of debt, would be higher than our recent unit trading prices imply.
Discounts to NAV are common among publicly traded limited partnerships, and we do not expect that we can fully eliminate this discount. Our general partner believes that this characteristic is largely associated with our status as a master limited partnership, which conveys substantial tax, operating, and governance benefits. Accordingly, unitholders should expect that our units continue to trade at a discount to NAV for the foreseeable future, and there can be no assurance that this discount will be reduced, or even that it will not grow more significant.

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

Item 1B.         UNRESOLVED SECURITIES AND EXCHANGE COMMISSION COMMENTS

None

Item 2.    PROPERTIES

The following table reconciles acreage owned as of December 31, 2018, to acreage owned as of December 31, 2017. As noted previously, we own 20% of Fund II, 5% of Fund III, and 15% of Fund IV, though Fund IV did not acquire its first property until January 2018. This table includes the acres of timberland owned by the Funds and also presents the acreage on a Look-through basis. Properties are typically transferred from the Fee Timber segment to the Real Estate segment at the point in time when the Real Estate segment takes over responsibility for managing the properties with the goal of maximizing the properties’ value upon disposition.

	Timberland Acres (in thousands) by Tree Farm
Description	2017	Acquisitions	Sales	Transfer	2018
Hood Canal tree farm (1)	67.0	—	—	—	67.0
Columbia tree farm (1)	51.5	1.4	—	—	52.9
Partnership Timberland acres	118.5	1.4	—	—	119.9
Fund II tree farms (2)	30.8	—	—	—	30.8
Fund III tree farms (2)	56.7	—	—	—	56.7
Fund IV tree farms (3)	—	46.2	—	—	46.2
Funds Timberland acres	87.5	46.2	—	—	133.7
Partnership share of Funds	9.0	6.9	—	—	15.9
Total Real Estate acres (see detail below)	2.1	—	(0.1)	—	2.0
Combined Look-through total acres (3)	129.6	8.3	(0.1)	—	137.8

(1)
A subset of this property is used as collateral for the Partnership’s long-term debt, which does not include debt of the Funds. The Hood Canal tree farm is located in northwestern Washington and the Columbia tree farm is located in western Washington.

(2)
A subset of these properties is used as collateral for the Funds’ long-term debt. Fund II’s tree farms are located in western Washington and northwestern Oregon. Fund III’s tree farms are located in southern Puget Sound and southwestern Washington, northwestern Oregon and northern California. The Partnership holds a 20% interest in Fund II and a 5% interest in Fund III.

(3)
Fund IV’s tree farms are located in southwestern Oregon and southern Puget Sound, Washington. In January 2019, Fund IV acquired nearly 7,100 acres of timberland in western Washington. The Partnership holds a 15% ownership interest in Fund IV.

	Real Estate Acres Detail					Basis
Project Location	2017	Acquisitions	Sales	Transfers	2018	(in thousands)
Bremerton	46		(38)		8	$1,487
Gig Harbor	40				40	11,847
Hansville	78		(12)		66	445
Kingston - Arborwood	374				374	2,422
Port Gamble town and mill sites	113				113	5,370
Port Gamble Agrarian District	205				205	1,758
Port Ludlow	256				256	726
Poulsbo	2				2	491
Bainbridge Island	1				1	353
Other Rural Residential	984		(22)		962	1,689
Total	2,099	—	(72)	—	2,027	$26,588

The following table provides dwelling unit (DU) per acre zoning for the Partnership’s development properties as of December 31, 2018, and land sold during 2018. The table does not include sales of development rights or small timberland sales from tree farm properties:

Real Estate Land Inventory by Zoning Category - December 31, 2018		2018 Sales from RE Portfolio
Zoning Designation	Acres	Acres	$/Acre	Total Sales (in thousands)
Urban zoning - residential	386	36	$52,361	$1,885
Historic Rural Town	114
Commercial/retail	20
Business park/industrial	8	2	200,000	400
1 DU per 5 acres	378	8	10,000	80
1 DU per 10 acres	33
1 DU per 20 acres	547	26	14,077	366
1 DU per 40 acres	38
1 DU per 80 acres	298
Agrarian District	205
Total	2,027	72	$37,931	$2,731

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

Distributions

The Partnership has no directors. Instead, the board of directors of its managing general partner, Pope MGP, Inc. (the Managing General Partner), serves in that capacity. References to the “Board” or words of similar construction in this report are to the board of the Managing General Partner, acting in its management capacity with respect to the Partnership. All cash distributions are at the discretion of the Board of Directors. During 2018, The partnership made two quarterly distributions of 70 cents per unit each, one distribution of 80 cents per unit, and one distribution of $1.00 per unit, totaling $13.9 million in the aggregate. During 2016 and 2017, the Partnership made four quarterly distributions of 70 cents per unit each, totaling $12.2 million in the aggregate for each year.

Our Board of Directors increased our quarterly distribution by $0.10 per unit, or 14% in the third quarter of 2018 and by $0.20 per unit, or 25%, in the fourth quarter of 2018. The Board, in its discretion, determines the amount of the quarterly distribution and regularly evaluates distribution levels. As such, the quarterly determination of distribution amounts, if any, will reflect the expectations of management and the Board for the Partnership’s liquidity needs.

 Unitholders

As of January 31, 2019, there were 4,365,903 outstanding units, held by 210 holders of record. Units outstanding include 39,318 units that are currently restricted from trading and that were granted to 24 holders of record who are either current or former employees or members of the Board of Directors. The trading restriction for these units is removed as the units vest. These restricted units vest over four years, either ratably or 50% on the third anniversary of the grant date and the remaining 50% upon reaching the fourth anniversary.

Equity Compensation Plan Information

The Partnership maintains the Pope Resources 2005 Unit Incentive Plan, which authorizes the granting of nonqualified equity compensation in order to provide incentives to align the interests of management with those of unitholders. Pursuant to the plan, the Partnership issues restricted unit grants that vest over four years. As of December 31, 2018, there were 39,202 unvested and outstanding restricted units and 858,267 limited partnership units remaining issuable under the plan. Additional information regarding equity compensation arrangements is set forth in Note 10 to Consolidated Financial Statements and Item 11 - Executive Compensation. Such information is incorporated herein by reference.

Performance Graph

The following graph shows a five-year comparison of cumulative total unitholder returns for the Partnership, the Standard and Poor’s 500 Index, the Standard and Poor’s Smallcap 600 Index, and both the current and prior Long-Term Incentive Plan Peer Groups for the five years ended December 31, 2018. The total unitholder return assumes $100 invested at the beginning of the period in the Partnership’s units, the Standard and Poor’s 500 Index, the Standard and Poor’s Smallcap 600 Index, and the current and prior Long-Term Incentive Plan Peer Groups. The graph assumes distributions are reinvested.

*$100 invested on 12/31/13 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
Copyright© 2019 Standard & Poor’s, a division of S&P Global. All rights reserved.

	12/31/13	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18
Pope Resources	100.00	98.51	103.42	111.97	122.44	120.23
S&P 500	100.00	113.69	115.26	129.05	157.22	150.33
S&P Smallcap 600	100.00	105.76	103.67	131.20	148.56	135.96
Prior Long-Term Incentive Plan Peer Group	100.00	108.86	94.33	106.54	128.24	92.16
Current Long-Term Incentive Plan Peer Group	100.00	109.71	95.37	107.59	128.88	92.88

Issuance of Unregistered Securities

The Partnership did not conduct any unregistered offering of its securities in 2016, 2017, or 2018.

Repurchase of Equity Securities

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Units Purchased	(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs

October 2018	1,601	$73.27	1,601	$109,000
November 2018	1,519	$70.89	1,519	$1,000

(1) Units purchased pursuant to plan adopted under Rule 10b5-1 of the Securities Exchange Act of 1934 and announced publicly on May 30, 2017 and extended and expanded the plan on December 7, 2017. The plan allowed for the repurchase of units with an aggregate value of up to $2.5 million through December 7, 2018. The plan was not extended.

Item 6.            SELECTED FINANCIAL DATA

The financial information set forth below for each of the indicated years is derived from the Partnership’s audited consolidated financial statements. This information should be read in conjunction with the audited consolidated financial statements and related notes included with this report.

(In thousands, except per unit data)	Year Ended December 31,
Statement of operations data	2018	2017	2016	2015	2014
Revenue:
Partnership Timber	$45,422	$39,672	$36,275	$28,914	$33,848
Funds Timber	49,819	33,842	21,029	23,250	31,356
Timberland Investment Management	9	9	8	—	—
Real Estate	8,304	26,300	23,116	25,864	22,266
Total revenue	$103,554	$99,823	$80,428	$78,028	$87,470
Operating income/(loss):
Partnership Timber	21,326	19,127	15,726	12,012	14,961
Funds Timber	8,415	15,586	1,403	1,289	29,939
Timberland Investment Management	(4,486)	(3,511)	(2,823)	(2,965)	(2,940)
Real Estate (1)	(5,402)	4,592	(3,609)	5,313	(2,720)
General & Administrative	(7,217)	(5,742)	(5,076)	(4,972)	(3,781)
Total operating income	$12,636	$30,052	$5,621	$10,677	$35,459
Net income attributable to unitholders	$6,821	$17,891	$5,942	$10,943	$12,415
Earnings per unit – basic and diluted	$1.54	$4.10	$1.35	$2.51	$2.82
Distributions per unit	$3.20	$2.80	$2.80	$2.70	$2.50
Balance sheet data
Total assets	$508,249	$380,673	$399,050	$370,056	$344,826
Total long-term debt - Partnership	94,056	70,160	73,142	27,405	32,506
Total long-term debt - Funds	57,313	57,291	57,268	57,246	57,224
Partners’ capital	57,477	64,547	59,133	64,548	64,216
Noncontrolling interests	281,123	176,079	189,331	198,518	163,413

(1)  Real Estate operating results in 2018, 2016 and 2014 included $5.6 million, $7.7 million, and $10.0 million, respectively, of environmental remediation charges.

Management uses cash available for distributions (CAD), a non-GAAP measure, as a meaningful indicator of liquidity and, as such, has provided this information in addition to the generally accepted accounting principles-based presentation of cash provided by operating activities. CAD is a measure of cash generated by the Partnership that starts with consolidated cash provided by operating activities and subtracts cash provided by operating activities for the Funds and maintenance capital expenditures by the Partnership only, excluding the Funds, and adds back distributions received by the Partnership from the

Funds. CAD represents cash generated that is available to fund capital allocation alternatives, such as distributions to unitholders, repurchasing units, paying down debt, co-investing in the Funds, or acquisition of timberland and real estate. Management considers this metric in evaluating capital allocation alternatives described above. Management recognizes that there are varying methods of calculating CAD and has provided the information below to illustrate this particular metric’s calculation.

(In thousands)	Year Ended December 31,
Cash Available for Distribution (CAD):	2018	2017	2016	2015	2014
Cash provided by operations - consolidated	$39,778	$31,980	$5,146	$20,170	$30,795
Less: Cash provided by operations - Funds	(20,801)	(11,970)	(3,561)	(5,824)	(10,025)
Less: Partnership maintenance capital expenditures (1)	(2,297)	(1,381)	(1,114)	(1,251)	(1,010)
Add: Partnership’s share of Fund distributions	1,852	6,443	274	2,172	13,328
Cash available for distribution (CAD)	$18,532	$25,072	$745	$15,267	$33,088
Other data
Distributions to unitholders	$13,943	$12,215	$12,177	$11,708	$11,037
Timber acres owned/managed (thousands)	254	206	212	205	193
Timber sold (MMBF)	137	112	97	84	97

(1)	Capital expenditures by the Partnership only and excluding timberland acquisitions.

The percentage of annual harvest volume, including timber deed sales, by quarter on a look-through basis for each year in the three-year period ended December 31, 2018, was as follows:

Year ended	Q1	Q2	Q3	Q4
2018	30%	15%	25%	29%
2017	27%	25%	21%	27%
2016	17%	21%	20%	42%

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

EXECUTIVE OVERVIEW

Pope Resources, A Delaware Limited Partnership (“we” or the “Partnership”), is engaged in four primary businesses. By far the most significant segments in terms of owned assets and operations, are our two timber segments, which we refer to as Partnership Timber and Funds Timber. These segments include timberlands owned directly by the Partnership and operations of our three private equity funds (“Fund II”, “Fund III”, and “Fund IV”, collectively, the “Funds”). We refer to the timberland owned by the Partnership as the Partnership’s tree farms, and our Partnership Timber segment reflects operations from those properties. We refer to timberland owned by the Funds as the Funds’ tree farms, and operations from those properties are reported in our Funds Timber segment. When referring collectively to the Partnership’s and Funds’ timberland, we refer to them as the Combined tree farms. Operations in each of these segments consist of growing timber to be harvested as logs for sale to domestic manufacturers and export brokers.

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

Our primary strategy for adding timberland acreage is centered on our private equity timber fund business model, although in some instances where not restricted by the Funds’ governing documents, we may acquire timberlands for the Partnership. As of December 31, 2018, we have assets under management totaling approximately $526 million based on the most recent appraisals. Through our 20% co-investment in Fund II, our 5% co-investment in Fund III, and our 15% co-investment in Fund IV, we have deployed $48 million of Partnership capital. Our co-investment affords us a share of the Funds’ operating cash flows while also allowing us to earn asset and timberland management fees, as well as potential future incentive fees, based upon the overall success of each fund. We also believe that this strategy allows us to maintain more sophisticated expertise in timberland acquisition, valuation, and management on a more cost-effective basis than we could for the Partnership’s timberlands alone. We believe our co-investment strategy also enhances our credibility with existing and prospective Fund investors by demonstrating that we have both an operational and a financial commitment to the Funds’ success.

Our Real Estate segment’s activities primarily include securing permits, entitlements, and, in some cases, installing infrastructure for raw land development and then realizing that land’s value by selling larger parcels to buyers who will take the land further up the value chain by either selling homes to retail buyers or lots to developers of commercial property. Since these land projects span multiple years, the Real Estate segment may incur losses for multiple years while a project is developed, and will not recognize operating income until that project is sold. In addition, within this segment we sometimes negotiate and sell development rights in the form of conservation easements (CE’s) on Partnership Timber properties which preclude future development, but allow for continued harvest operations. The strategy for our Real Estate segment centers around how and when to “harvest” a parcel of land and optimize value realization by selling the property, balancing the long-term risks and costs of carrying and developing a property against the potential for income and cash flows upon sale. Land held for development by our Real Estate segment represents property in western Washington that has been deemed suitable for residential and commercial building sites. Land held for sale represents those properties in the development portfolio that we expect to sell in the next year.

Our consolidated revenue in 2018, 2017, and 2016, on a percentage basis by segment, was as follows:

Segment	2018	2017	2016
Partnership Timber	44%	40%	45%
Funds Timber	48%	34%	26%
Timberland Investment Management *	—%	—%	—%
Real Estate	8%	26%	29%
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

 Outlook

We expect 2019 harvest volume will range between 59-65 MMBF for the Partnership, and 91-98 MMBF for the Funds, including timber deed sales. In addition, to the Partnership’s new sustainable annual harvest level of 57 MMBF, 2019 forecasted volume includes 4-6 MMBF of volume from timber located on real estate properties not factored into our long-term, sustainable harvest plan. On a look-through basis, total 2019 harvest volume, including timber deed sales, is expected to be 73-75 MMBF.

We expect the Partnership to close on the sale of the final 65 residential lots from our Harbor Hill project in Gig Harbor, Washington in 2019, as well as an assortment of residential and industrial lots plus conservation easements.

Review of Longer-Term Opportunities

In the third quarter of 2018, we announced that our management and Board of Directors, with the assistance of outside legal and financial advisors, were undertaking a review of the Partnership’s longer-term opportunities, including capital allocation priorities, business mix, and organizational structure.

As for capital allocation, the review process prompted us to prioritize a higher payout rate through our unitholder distribution. To that end, we increased our quarterly distribution from $0.70 to $1.00 in two separate steps, representing a cumulative increase of 43%. Giving priority to distributions will impact the allocation of growth capital to our mix of businesses. And lastly, the review affirmed our view that the MLP structure continues to best serve the interests of our unitholders compared to other options evaluated. While we have concluded this review process, we continue to focus on thinking strategically about the Partnership’s opportunities and priorities, and about managing capital allocation to maximize long-term value for our unitholders. We are keenly focused on both optimizing long-term investments and maintaining the quality of our balance sheet.

RESULTS OF OPERATIONS

Timber - Overall

As of December 31, 2018, Timber results include operations on 120,000 acres of timberland owned by the Partnership (Partnership Timber) in western Washington, and 134,000 acres of timberland owned by the Funds (Funds Timber) in western Washington, northwestern Oregon, southwestern Oregon, and northern California. In January 2019, Fund IV acquired an additional 7,100 acres in southwestern Washington.

Timber revenue is earned primarily from the harvest and sale of logs from these timberlands and is driven primarily by the volume of timber harvested and the average log price realized on the sale of those logs. Our harvest volume represents delivered log sales to domestic mills and log export brokers. We also occasionally sell rights to harvest timber (timber deed sales) from the Combined tree farms. The metrics used to calculate volumes sold and average price realized during the reporting periods exclude timber deed sales, except where stated otherwise. Harvest volumes are generally expressed in million board feet (MMBF) increments while harvest revenue and related costs are generally expressed in terms of revenue or cost per thousand board feet (MBF).

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

Revenue in our timber segments is also derived from commercial thinning operations, ground leases for cellular communication towers, and royalties from gravel mines and quarries, all of which are included in other revenue in the tables that follow. Commercial thinning consists of the selective cutting of timber stands not yet of optimal harvest age. The smaller diameter logs harvested in these operations do, however, have some commercial value, thus allowing us to earn revenue while at the same time improving the projected value at harvest of the remaining timber in the stand.

Log Prices and Harvest Volume. Combined tree farm log prices increased 9% to $714/MBF for the current year from $656/MMF in the prior year. Harvest volume similarly increased to 113 MMBF from 104 MMBF. Log prices during 2018 were volatile, with the first three quarters of the year characterized by strong log prices resulting from supply disruptions for both logs and lumber. These disruptions resulted from a severe 2017 fire season in British Columbia, Washington, and Oregon that prevented producers from building log inventories early in 2018 and from winter weather-related disruptions to Canada’s rail network. Log markets weakened substantially during the fourth quarter as log supply increased, uncertainties arose in the export market from trade tensions and tariffs on U.S. logs exported to China, and the domestic housing market softened due to rising mortgage rates and home prices that rose more rapidly than household incomes. These factors collectively reduced log prices by the end of 2018 to levels last seen in the first half of 2017. The increase in harvest volume resulted from additional harvest activity on our expanding portfolio of fund properties and increased harvest activity on Partnership timberland in response to the strong log markets for most of 2018.

Partnership Timber

Partnership Timber operating results for each year in the three-year period ended December 31, 2018, are as follows:

	2018	2017	2016
Partnership
Overall delivered log price per MBF	$726	$676	$592
Total volume (in MMBF)	59.7	55.6	57.8

(in thousands)
Log sale revenue	$43,038	$37,093	$33,823
Timber deed sale revenue	92	422	347
Other revenue	2,292	2,157	2,105
Total revenue	45,422	39,672	36,275
Cost of sales	(17,828)	(14,874)	(15,497)
Operating expenses	(6,268)	(5,671)	(5,821)
Gain on sale of timberland	—	—	769
Operating income	$21,326	$19,127	$15,726

Operating Income

Fiscal Year 2018 compared to 2017. Operating income increased $2.2 million, or 11%, in 2018 from 2017, reflecting a 7% increase in log volume, including timber deed sales, and a 7% increase in weighted-average log price realizations. These results reflect the favorable operating environment we enjoyed through the first three quarters of 2018.

Fiscal Year 2017 compared to 2016. Operating income increased by $3.4 million, or 22%, in 2017 from 2016 primarily as a result of a 14% increase in average realized log prices, which was partially offset by a 4% decrease in delivered log and timber deed sale volume and a $769,000 gain from timberland sales that had no counterpart in 2017.

Revenue

Fiscal Year 2018 compared to 2017. Log sale revenue in 2018 increased by $5.9 million, or 16%, from 2017, due to a 7% increase in harvest volume, including timber deed sales, and a 7% rise in average realized log prices. The $330,000 decrease in timber deed sale revenue was partially offset by a $135,000 increase in cell tower leases and mineral sales included in other revenue. Through much of 2018, log prices were strong as domestic housing continued its rebound and supply disruptions caused log and lumber prices to rise. Beginning in the fourth quarter, these factors reversed and trade tensions with China caused a decline in export log prices, but not before we were able to take advantage of the relatively strong markets in the first three quarters of the year.

Fiscal Year 2017 compared to 2016. Log sale revenue increased by $3.3 million, or 10%, in 2017, due to a 14% increase in average realized log prices, which was partially offset by a 4% decrease in harvest volume, including timber deed sales. Additional revenue included increases of $75,000 in timber deed sales and $52,000 in mineral sales included in other revenue.

Log Prices

Partnership Timber log prices for each year in the three-year period ended December 31, 2018, were as follows:

Average price realizations (per MBF)	2018	2017	2016
Partnership
Douglas-fir domestic	$777	$734	$628
Douglas-fir export	849	766	654
Whitewood domestic	607	532	428
Whitewood export	692	721	573
Pine	—	—	587
Cedar	1,270	1,452	1,384
Hardwood	732	678	586
Pulpwood	370	316	302
Overall delivered log price	726	676	592
Timber deed sales	230	594	520

Fiscal Year 2018 compared to 2017. Average realized log prices increased by 7% in 2018. Our overall average is influenced heavily by price movements for Douglas-fir and whitewood. Douglas-fir is a single species whereas whitewood represents a collection of species with very similar wood characteristics. Douglas-fir will command a premium over whitewood and that premium will widen in a strong domestic market for logs. Domestic buyers will generally pay a premium for Douglas-fir due to its strength characteristics and relative efficiency when manufactured into lumber relative to whitewood. During the first half of 2018, we saw a widening of this Douglas-fir premium as domestic markets gained traction with improved housing starts. The Douglas-fir premium weakened after mid-year as concerns over the domestic housing recovery mounted. Douglas-fir realized log prices increased 7%, while whitewood realized log prices remained flat. The Douglas-fir component of the total volume mix increased 4% from 2017, which was additive to the overall delivered log price.

Whitewood log prices are strongly influenced by the export market to China, which weakened after mid-year with the onset of trade tensions and tariffs, resulting in a flat blended (domestic and export) whitewood log price for the year. The 17% price increase for pulpwood resulted from relatively strong log markets during the first three quarters of the year, which caused logs that otherwise would have been chipped for pulp being diverted into mills for sawlogs. This diversion of volume away from the pulp mills supported stronger pricing for pulpwood. Hardwood log prices increased 8% and cedar prices decreased 13%. Both of these are relatively minor species to the Partnership and as such the price often reflects the relative quality of the logs harvested during the period.

Fiscal Year 2017 compared to 2016. Overall realized log prices increased 14% in 2017. The average price for Douglas-fir and whitewood increased by 17% and 27%, respectively, in 2017 as the domestic and export markets for logs strengthened. The Douglas-fir component of the total volume mix increased 6% from 2016, which was additive to the overall delivered log price. Price increases in 2017 for other species groups include: hardwood (16%), pulpwood (5%) and cedar (5%). Log markets in 2017 were characterized by unfavorable winter weather conditions early in the year, fire-related operating constraints over the summer, and competitive pressure from the log export market throughout the year, all of which combined to put upward pressure on log prices.

Log Volume

The Partnership sold the following log volumes by species for each year in the three-year period ended December 31, 2018:

Volume (in MMBF)	2018		2017		2016
Partnership
Douglas-fir domestic	34.8	59%	29.1	53%	28.0	50%
Douglas-fir export	8.4	14%	8.7	16%	7.6	13%
Whitewood domestic	1.9	3%	2.1	4%	3.0	5%
Whitewood export	1.6	3%	3.2	6%	3.7	6%
Pine	—	—%	—	—%	0.1	—%
Cedar	1.2	2%	1.2	2%	2.6	5%
Hardwood	2.5	4%	1.6	3%	2.2	4%
Pulpwood	8.9	15%	9.0	16%	9.9	17%
Log sale volume	59.3	100%	54.9	100%	57.1	100%
Timber deed sale volume	0.4		0.7		0.7
Total volume	59.7		55.6		57.8

Fiscal Year 2018 compared to 2017. 2018 total volume increased by 4.1 MMBF, or 7% from 2017. The increase in volume is attributable to harvest activity on recent small-tract acquisitions and Real Estate properties. Volume sold to the domestic market increased relative to the export market due to a mid-year weakening of China exports as U.S-China trade tensions developed during the second half of 2018. This reduced the whitewood premium normally paid by our export market customers to divert volume away from the domestic market, in turn resulting in an increase in the proportion of log volume sold to the domestic market.

Fiscal Year 2017 compared to 2016. Harvest volume, including timber deed sales, decreased 2.2 MMBF, or 4%, in 2017. The decline in harvest volume results from fewer timber-rich small-tract acquisitions in 2017 compared to 2016. The 0.8 MMBF increase of Douglas-fir and whitewood delivered log volume in 2017 was more than offset by 3.0 MMBF less volume of other species. Douglas-fir harvest volume, as a percentage of overall harvest, increased to 69% in 2017 from 63% in 2016, while harvest volume from the other species groups decreased from 26% to 21%. In general, the relative volume mix in a given year depends on the species mix of the stands harvested.

Cost of Sales

Cost of sales in this segment, which consist predominantly of harvest, haul and depletion costs, vary primarily with harvest volume. Harvest costs are affected by terrain, with steeper slopes requiring more expensive cable systems and a high labor component relative to more moderate slopes. Haul costs vary with the distance traveled from logging sites to the customers and will also reflect the volatility of fuel costs. Commercial thinning costs are a primary component of other cost of sales.

Partnership Timber cost of sales for each year in the three-year period ended December 31, 2018, is as follows, with the first part of the table expressing these costs in total dollars and the second part of the table expressing those costs that are driven by volume on a per MBF basis:

(in thousands)	2018	2017	2016
Partnership
Harvest, haul, and tax	$13,701	$10,855	$11,875
Depletion	4,114	4,019	3,550
Other	13	—	72
Total cost of sales	$17,828	$14,874	$15,497

Amounts per MBF *
Harvest, haul, and tax	$231	$198	$208
Depletion	$69	$72	$61

* Timber deed sale volumes are excluded in the per MBF computation for harvest, haul and tax costs but included in the per MBF computation for depletion.

Fiscal Year 2018 compared to 2017. Cost of sales increased $3.0 million, or 20%, in 2018 due to a 7% increase in harvest volume, including timber deed sales, and a 17% increase in the per-MBF harvest, haul and tax rate. The increase in the per-MBF harvest, haul and tax rate reflects a higher relative proportion of harvesting operations occurring on steeper terrain compared to 2017.

Fiscal Year 2017 compared to 2016. Cost of sales decreased $623,000, or 4%, in 2017 primarily due to a 4% decrease in harvest volume, including timber deed sales, in 2017.

Gain on Sale of Timberland

Our 2016 results include a $769,000 gain on the sale of 159 acres of timberland.

Operating Expenses

Operating expenses include the cost of both maintaining existing roads and building temporary roads for harvesting, silviculture costs, and other management expenses. For the years ended December 31, 2018, 2017, and 2016, operating expenses were $6.3 million, $5.7 million, and $5.8 million, respectively. The increase from 2017 to 2018 was due to higher road costs, professional services expenses, and personnel costs related to increased harvest activity. The decrease from 2016 to 2017 was due to lower management expenses, which were partially offset by higher silviculture and road maintenance expenses.

Funds Timber

Funds Timber operating results for each year in the three-year period ended December 31, 2018, are as follows:

	2018	2017	2016
Funds
Overall delivered log price per MBF	$700	$632	$560
Total volume (in MMBF)	77.0	55.9	39.5

(in thousands)
Log sale revenue	$37,262	$30,947	$19,165
Timber deed sale revenue	11,440	2,337	1,440
Other revenue	1,117	558	424
Total revenue	49,819	33,842	21,029
Cost of sales	(36,732)	(26,910)	(17,145)
Operating expenses - internal	(9,239)	(7,261)	(5,974)
Gain on sale of timberland	—	12,547	226
Operating income - internal	3,848	12,218	(1,864)
Eliminations *	4,567	3,368	3,267
Operating income - external	$8,415	$15,586	$1,403
* Represents management fees charged to the Funds and eliminated from operating expenses in consolidation. In the TIM segment, these fees are reflected as revenue, on an internal reporting basis, and eliminated in consolidation.

Operating income

Fiscal Year 2018 compared to 2017. Similar to the results generated by Partnership Timber, Funds Timber benefited from a favorable operating environment through most of the year. Funds Timber also added operations from the acquisition of two tree farms for Fund IV in early 2018 and a third in the 4th quarter of 2018. Operating income decreased $7.2 million, or 46% in 2018. Our 2017 results reflect a $12.5 million gain on the January 2017 sale of a 6,500-acre tree farm on the Oregon coast by Fund II. Excluding this gain, operating income increased by $5.5 million, driven by a $6.3 million rise in log sale revenue and a $9.1 million increase in timber deed sale revenue, which were partially offset by $10.8 million and $1.4 million increases in cost of sales and operating expenses, respectively.

Fiscal Year 2017 compared to 2016. Operating income increased by $14.2 million in 2017. Our 2017 results reflect a $12.5 million gain on the January 2017 sale of a 6,500-acre tree farm on the Oregon coast by Fund II. Excluding this gain, and the much smaller gain in 2016, operating income was $3.0 million in 2017 compared to $1.2 million in 2016. The increase in operating income before timberland sales resulted primarily from a 42% increase in harvest and timber deed sale volume and a 13% increase in average realized log prices.

Revenue

Fiscal Year 2018 compared to 2017. Log sale revenue increased $6.3 million, or 20%, from 2017. This increase was driven by a 9% rise in delivered log volume and an 11% increase in average realized log prices from the strong log markets we enjoyed during the first three quarters of the year. Timber deed sale revenue increased $9.1 million in 2018, driven primarily by timber deed sales from two properties acquired by Fund IV in January of 2018. The $559,000 increase in other revenue was primarily driven by a $425,000 easement sale for a cell tower and a $90,000 increase in ground leases for cell towers.

Fiscal Year 2017 compared to 2016. Log sale revenue increased by $11.8 million, or 61%, in 2017, due to a 42% increase in harvest volume, including timber deed sales, and a 13% increase in average realized log prices. Other revenue increased $134,000 in 2017 due to the net result of $428,000 of commercial thinning revenue, that had no counterpart in 2016, offset by decreases in a variety of items included in other revenue.

Log Prices

Funds Timber log prices for each year in the three-year period ended December 31, 2018, were as follows:

Average price realizations (per MBF)	2018	2017	2016
Funds
Douglas-fir domestic	$784	$705	$605
Douglas-fir export	853	810	746
Whitewood domestic	649	585	537
Whitewood export	693	687	568
Pine	545	496	469
Cedar	1,203	1,164	1,116
Hardwood	729	687	592
Pulpwood	365	295	267
Overall delivered log price	700	632	560
Timber deed sales	480	332	273

Fiscal Year 2018 compared to 2017. For the Funds, overall realized log prices were 11% higher in 2018 as we took advantage of particularly strong log markets during the first three quarters of 2018. Realized log prices for Douglas-fir and whitewood sawlogs (volume-weighted) increased 10% and 7%, respectively. Price increases relative to 2017 were driven by strengthening domestic demand from the continued recovery in the domestic housing market, however, log prices dropped precipitously after the third quarter as the export market to China lost steam as trade tensions intensified. Price increases for other species groups include: pine (10%), cedar (3%), hardwood (6%), and pulpwood (24%), again brought on by overall log market strength that weakened after the third quarter. The average price realized on timber deed sales increased 45% due to the sale of timber deeds from our recent Fund IV acquisitions in very strong log markets, as well as a higher mix of Douglas-fir volume in 2018 versus 2017 timber deed sales, which contained a higher proportion of whitewood volume.

Fiscal Year 2017 compared to 2016. Overall realized log prices increased 13% in 2017. Realized sawlog prices for Douglas-fir and whitewood (volume-weighted) increased 17% and 13%, respectively, while their combined relative mix of total harvest volume was consistent between the two periods. Log price increases for the minor species and pulpwood included: hardwood (16%), pulpwood (10%), pine (6%) and cedar (4%). The price increases observed for all species and sorts during

2017 reflect tight log markets throughout the Pacific Northwest that were created by unfavorable winter weather conditions early in the year, fire-related operating constraints over the summer, and competitive pressure from the log export market.

Log Volume

The Funds sold the following log volumes by species for each year in the three-year period ended December 31, 2018:

Volume (in MMBF)	2018		2017		2016
Funds
Douglas-fir domestic	16.5	31%	16.4	35%	12.9	38%
Douglas-fir export	8.3	16%	5.9	12%	2.5	7%
Whitewood domestic	14.6	27%	12.3	25%	10.6	31%
Whitewood export	3.2	6%	4.5	9%	1.9	6%
Pine	3.1	6%	3.6	7%	2.1	6%
Cedar	0.8	2%	0.5	1%	0.5	1%
Hardwood	1.2	2%	0.6	1%	0.6	2%
Pulpwood	5.5	10%	5.1	10%	3.1	9%
Log sale volume	53.2	100%	48.9	100%	34.2	100%
Timber deed sale volume	23.8		7.0		5.3
Total volume	77.0		55.9		39.5

Partnership’s share of Funds	9.0		6.2		5.1

Fiscal Year 2018 compared to 2017. Volume from harvest and timber deed sales increased by 21.1 MMBF, or 38%, in 2018. The increase was driven by a 16.8 MMBF increase in timber deed sales, which are primarily related to two properties that were acquired during Q1 2018 by Fund IV, and a 4.3 MMBF increase in delivered log sales. Douglas-fir export volume increased modestly as a percentage of total volume while Douglas-fir sold to domestic markets retreated, which was driven primarily by the quality of the Douglas-fir stands harvested during 2018. High quality Douglas-fir is often exported to the Japan market, and we harvested a greater proportion of high-quality Douglas-fir in 2018 than 2017. We observed the opposite situation with whitewood volume. Whitewood exports shrank as a percent of total volume due to weakness in the export market to China. As trade tensions increased in the latter half of 2018, the export market to China weakened, causing a reduction in the premium paid to divert volume from the domestic to the export market.

Fiscal Year 2017 compared to 2016. Total harvest volume increased 16.4 MMBF, or 42%, in 2017, consisting of a 14.7 MMBF increase in delivered log volume and a 1.7 MMBF increase in timber deed sale volume. The relative share of export volume increased from 13% in 2016 to 21% in 2017, which reflects both the strength of the export market and an increase in log quality in 2017 relative to 2016.

Cost of Sales

Cost of sales in this segment, which consist predominantly of harvest, haul and depletion costs, vary primarily with harvest volume. Harvest costs are also affected by terrain, with steeper slopes requiring more expensive cable systems and a high labor component relative to more moderate slopes. Haul costs vary with the distance traveled from logging sites to the customers and with the volatility of fuel costs. Commercial thinning costs are a primary component of other cost of sales. Because of the relatively recent acquisition dates of the Funds’ tree farms relative to the Partnership’s tree farms, the Funds’ properties were acquired at more recent, and higher, timberland values. Accordingly, the depletion rates associated with harvests from the Fund properties are considerably higher than those for the Partnership’s tree farms. The depletion rate charged to harvest tends to decrease over time as a result of the purchase price allocation process, in which the most valuable, merchantable timber at the time of acquisition is assigned a higher cost than the younger timber. Over time, the depletion rate on an individual tree farm declines as we begin harvesting what was the younger timber at the time of acquisition.

Funds Timber cost of sales for each year in the three-year period ended December 31, 2018, is as follows, with the first part of the table expressing these costs in total dollars and the second part of the table expressing those costs that are driven by volume on a per MBF basis:

(in thousands)	2018	2017	2016
Funds
Harvest, haul, and tax	$13,304	$11,478	$8,074
Depletion	23,007	15,168	9,071
Other	421	264	—
Total cost of sales	$36,732	$26,910	$17,145

Partnership’s share of Funds	$3,928	$2,706	$2,061

Amounts per MBF *
Harvest, haul, and tax	$250	$235	$236
Depletion	$299	$271	$230
* Timber deed sale volumes are excluded in the per MBF computation for harvest, haul and tax costs but included in the per MBF computation for depletion.

Fiscal Year 2018 compared to 2017. Cost of sales increased $9.8 million, or 36%, in 2018 due to a 9% increase in delivered log volume, a 240% increase in timber deed sale volume, a 6% increase in the per-MBF harvest, haul and tax rate, and a 10% increase in the per-MBF depletion rate. The increase in the harvest, haul, and tax rate reflects a more varied terrain across which we harvested in 2018 versus 2017. The change in the average depletion rate between years reflects the change in the mix of volume from each tree farm in any year, as each tree farm carries a unique depletion rate.

Fiscal Year 2017 compared to 2016. Cost of sales increased $9.8 million, or 57%, in 2017 primarily due to the 42% increase in harvest volume (including timber deed sales) in 2017 and an 18% increase in the per-MBF depletion rate, which reflects an increase in the proportionate harvest volume from Fund III properties that carry higher depletion rates as they were purchased more recently at higher timberland valuations than Fund II properties.

Operating Expenses

Operating expenses include the cost of maintaining existing roads and building temporary roads for harvesting, silviculture costs, and other management expenses that include the asset and timberland management fees charged to the Funds. These fees, which are the source of revenue for our Timberland Investment Management segment (discussed below), are eliminated in consolidation. The following table presents operating expenses on an internal and external reporting basis.

(in thousands)	2018	2017	2016
Funds
Operating expenses - internal	$9,239	$7,261	$5,974
Elimination of asset and management fees	(4,567)	(3,368)	(3,267)
Operating expenses - external	$4,672	$3,893	$2,707

The increase from 2017 to 2018 was due to increases in professional services, silviculture and road expenses attributed to the two tree farms acquired in early 2018, as well as the increase in harvest volume. Similarly, the increase in operating expenses from 2016 to 2017 spanned all major components of operating expenses as a result of the increase in harvest activity, as well as 2017 representing the first full year of operations on the entire Fund III portfolio of timberland.

Gain on Sale of Timberland

The $12.5 million gain on sale of timberland in the first quarter of 2017 resulted from the sale of a 6,500-acre tree farm on the Oregon coast by Fund II for $26.5 million. The Partnership’s share of this gain was $2.5 million. The $226,000 gain on the sale of timberland in the first quarter of 2016 resulted from the sale of two parcels of timberland from Fund II and Fund III totaling 205 acres. The total sales price for these two parcels was $774,000, and the Partnership’s share of the combined gain was $31,000.

Other information

The table below reflects the Partnership’s share of the Funds’ results based on its 20%, 5%, and 15% ownership interest in Fund II, Fund III, and Fund IV, respectively. We present this as additional information to help readers understand the financial impact from investing in these private equity vehicles and the resulting economics of owning Pope Resources units. These results will fluctuate between periods based on the relative activity in each fund and the Partnership’s different ownership interest in each fund:

	Year Ended December 31,
	2018	2017	2016
Partnership's share of Funds
Total volume (MMBF)	9.0	6.2	5.1

(in thousands)
Log sale revenue	$4,064	$3,666	$2,615
Timber deed sale revenue	1,609	117	72
Other revenue	127	94	30
Total revenue	5,800	3,877	2,717
Cost of sales	(3,928)	(2,706)	(2,061)
Operating expenses - internal	(1,105)	(793)	(656)
Gain on sale of timberland	—	2,503	31
Operating income - internal	767	2,881	31
Eliminations *	504	328	343
Operating income - external	$1,271	$3,209	$374
* Represents the Partnership’s share of management fees charged to the Funds and eliminated from operating expenses in consolidation. In the TIM segment, these fees are reflected as revenue, on an internal reporting basis, and eliminated in consolidation.

Timberland Investment Management (TIM)

Fund Distributions and Fees Paid to the Partnership

The Partnership received combined distributions from the Funds of $1.9 million, $6.4 million, and $598,000 in 2018, 2017, and 2016, respectively. Fund distributions are paid from available Fund cash, generated primarily from the harvest and sale of timber after paying Fund expenses, management fees, and recurring capital costs. Fund distributions received by the Partnership during 2017 included $5.5 million generated by the sale of one of Fund II’s tree farms in January 2017.

The Partnership earned investment and timberland management fees from the Funds which totaled $4.6 million, $3.4 million, and $3.3 million in 2018, 2017, and 2016, respectively. These fees are eliminated in the Partnership’s consolidated financial statements, but generate cash for the Partnership.

Revenue and Operating Loss

The fees earned from managing the Funds include a fixed component related to invested capital and acres under management, and a variable component related to harvest volume from the Funds’ tree farms. As all fee revenue from the Funds is eliminated in consolidation, operating losses consist almost entirely of operating expenses incurred by the TIM segment.

Revenue and operating loss for the TIM segment for each year in the three-year period ended December 31, 2018, were as follows:

	Year ended December 31,
(in millions, except acre and volume data)	2018	2017	2016
Revenue - internal	$4.6	$3.4	$3.3
Intersegment eliminations	(4.6)	(3.4)	(3.3)
Revenue - external	$—	$—	$—

Operating income (loss) - internal	$—	$(0.2)	$0.4
Intersegment eliminations	(4.5)	(3.3)	(3.2)
Operating loss - external	$(4.5)	$(3.5)	$(2.8)

Invested capital	$386	$240	$258
Acres under management	134,000	88,000	94,000
Harvest volume, including timber deed sales - Funds (MMBF)	77.0	55.9	39.5

Fiscal Year 2018 compared to 2017. TIM generated management fee revenue of $4.6 million and $3.4 million from managing the Funds in 2018 and 2017, respectively. The increase in fee revenue resulted from the acquisition of two tree farms by Fund IV in Q1 2018 and a third tree farm in Q4 2018.

Fiscal Year 2017 compared to 2016. TIM generated management fee revenue of $3.4 million and $3.3 million from managing the Funds in 2016 and 2015, respectively. The increase in harvest volume from the Funds’ tree farms increased associated fees by $286,000. This amount was offset by a $184,000 decrease in the fees associated with the sale of a Fund II property in the first quarter of the year.

Operating expenses incurred by the TIM segment totaled $4.5 million in 2018, $3.5 million in 2017, and $2.8 million in 2016. The increase in operating expenses in is attributable to the costs associated with placing Fund IV capital and managing Fund IV’s expanding portfolio of timberland.

Real Estate

Revenue and Operating Income

The Real Estate segment’s activities consist of investing in and later reselling improved properties, holding properties for later development and sale, and managing commercial properties. Revenue is generated primarily from the sale of land within our 2,000-acre portfolio, sales of development rights known as conservation easements (CE’s), sales of tracts from the Partnership’s timberland portfolio, and residential and commercial rents from our Port Gamble and Poulsbo properties. The CE sales allow us to continue conducting harvest operations on the timberland, but bar any future subdivision, or real estate development on, the property. The Partnership’s Real Estate holdings are located primarily in the Washington counties of Pierce, Kitsap, and Jefferson with sales of land for this segment typically falling into one of three general types:

•	Commercial, business park, and residential plat land sales represent land sold after development rights have been obtained and generally are sold with prescribed infrastructure improvements.

•	Rural residential lot sales that generally require some capital improvements such as zoning, road building, or utility access improvements prior to completing the sale.

•	The sale of unimproved land, which generally consists of larger acreage sales rather than single lot sales and is normally completed with very little capital investment prior to sale.

Real Estate operations also include development, commercial real estate, and environmental remediation activities in connection with our ownership of the Port Gamble, Washington townsite and former millsite as discussed in greater detail in “Business – Real Estate – Port Gamble,” and “– Environmental Remediation.”

Results from Real Estate operations are expected to vary significantly from year to year as we make multi-year investments in entitlements and infrastructure prior to selling entitled or developed land. Further, Real Estate results will vary as a result of adjustments to our environmental remediation liability related to Port Gamble. These adjustments are reflected in our Real Estate segment within operating expenses. Real Estate segment revenue and gross margin for each year in the three-year period ended December 31, 2018, consisted of the following components:

(in thousands except acres)						Per acre/lot *
Description	Revenue	Gross margin	Gross margin %	Units Sold		Revenue	Gross margin
Development rights (CE)	$3,730	$3,485	93%	Acres:	7,800	$478	$447
Bremerton residential	1,375	292	21%	Lots:*	110	12,500	2,655
Other residential	751	247	33%	Lots:*	3	250,333	82,333
Other commercial	400	124	31%	Acres:	1	400,000	124,000
Unimproved land	205	166	81%	Acres:	13	15,769	12,769
Total land	6,461	4,314	67%
Rentals and other	1,843	(787)
2018 Total	$8,304	$3,527	42%

Conservation land sales	$5,056	$4,289	85%	Acres:	1,720	$2,940	$2,494
Gig Harbor residential	14,157	3,557	25%	Lots:*	93	152,226	38,247
Gig Harbor commercial	3,500	1,414	40%	Acres:	12	291,667	117,833
Other residential	2,255	924	41%	Lots:	12	187,917	77,000
Total land	24,968	10,184	41%
Rentals and other	1,332	(84)
2017 Total	$26,300	$10,100	38%

Conservation land sales	$2,360	$2,152	91%	Acres:	1,356	$1,740	$1,587
Development rights (CE)	2,080	1,880	90%	Acres:	1,497	1,389	1,256
Gig Harbor residential	15,247	2,719	18%	Lots: *	136	112,110	19,993
Unimproved land	1,784	1,503	84%	Acres:	264	6,758	5,693
Total land	21,471	8,254	38%
Rentals and other	1,645	231
2016 Total	$23,116	$8,485	37%

* Lots represent residential single-family lots

Revenue

Land transactions. In the second quarter of 2018, we closed on the sale of a conservation easement covering 7,800 acres in Skamania County to the Washington State Department of Natural Resources for $3.7 million. In the second and third quarters of 2018 we sold four residential parcels in Bremerton, Bainbridge Island, and northern Kitsap County, Washington for a combined $2.1 million. The remaining land sales in 2018 included a commercial parcel in Bremerton for $400,000 and two parcels of undeveloped land for $205,000.

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

Rentals and other.  Rental and other activities in our Real Estate segment are much less volatile from year-to-year than land sales. Rentals and other in 2018 included development and investment management fees related to the first year’s activity of our joint-venture project on Bainbridge Island. Rentals and other in 2016 included a forfeiture of an earnest money deposit from our Harbor Hill project that resulted in the 2016 amounts being higher than 2017.

Cost of Sales

Real Estate cost of sales for each of the three years ended December 31, 2018, 2017, and 2016 was $3.5 million, $16.2 million, and $14.6 million, respectively, with these amounts comprised of land basis, legal, other closing costs, and costs incurred in the generation of rental revenue. Unlike fee simple sales which include land basis in cost of sales, CE sales typically have little or no cost basis as part of the transaction. The changes in cost of sales from year-to-year are driven directly by the volume and types of sales.

Operating Expenses

Real Estate operating expenses for each of the three years ended December 31, 2018, 2017, and 2016 were $10.2 million, $5.5 million, and $12.1 million, respectively. Excluding environmental remediation charges, described below, Real Estate operating expenses for each of the three years ended December 31, 2018, 2017, and 2016 were $4.6 million, $5.5 million, and $4.4 million, respectively. The decrease from 2017 to 2018 is due primarily to lower professional fees in connection with planning and development for properties, as well as reduced labor costs resulting from lower personnel in the Real Estate segment in 2018 as the Harbor Hill project progresses towards completion. The increase from 2016 to 2017 is due primarily to costs for long-term planning and development for properties where entitlements had not yet been obtained, legal and professional fees in connection with pursuing potential insurance recoveries for our Port Gamble environmental remediation costs, and the negotiations and legal action with respect to the Washington Department of Natural Resources.

Environmental Remediation

The environmental remediation liability represents estimated costs to remediate and monitor certain areas in and around the townsite/millsite of Port Gamble, Washington. The history of that site is summarized at “Business – Real Estate – Environmental Remediation.”

We have adjusted the liability from time to time based on evolving circumstances. We recorded a $5.6 million increase to the liability in 2018 and a $7.7 million increase to the liability in 2016. Following is a summary of each of these adjustments and the next steps for the project:

2018 Adjustments and next steps
During 2018, we have been working with the Washington State Department of Ecology (DOE) to formulate the design of the millsite cleanup. Based on this design work, we discovered during the second quarter that we will need to remove a greater volume of soil from the millsite than we previously anticipated. The discovery of a higher volume of material to excavate, related capping, and updated estimates of long-term monitoring costs, led us to increase our accrual by $2.9 million in the second quarter of 2018.

During the second half of 2018, we continued to refine the design of the millsite cleanup and submitted a draft remedial investigation and feasibility study (RI/FS) to DOE in January 2019 that contains the proposed scope of the millsite cleanup. We also made progress on the Natural Resource Damages (NRD) component of the project during the second half of 2018. As we have disclosed previously, certain environmental laws allow state, federal, and tribal trustees (collectively, the Trustees) to bring suit against property owners to recover damages for injuries to natural resources. Like the liability that attaches to current property owners in the cleanup context, liability for NRD can attach to a property owner simply because an injury to natural resources resulted from releases of hazardous substances on that owner’s property, regardless of culpability for the release. In the case of Port Gamble, the Trustees are alleging that the Partnership has NRD liability because of releases that occurred on its property. We have been in discussions with the Trustees regarding their claims and the alleged conditions in Port Gamble Bay and have also been discussing restoration alternatives that might address the damages the Trustees allege. These discussions have progressed to the point where we believe we can identify a short list of restoration projects that will resolve the Trustees’ NRD claims. We have re-evaluated our liability to incorporate the information included in the RI/FS submission and the current status of the discussions with the NRD trustees and recorded an additional $2.7 million increase to our liability. This, along with the second quarter adjustment described above, brings the total adjustment to the liability to $5.6 million for 2018.

The RI/FS for the millsite will be reviewed by DOE prior to being finalized. This will be followed by the development of a cleanup action plan (CAP) that will outline the specific cleanup plan for the millsite and will be codified in a consent decree. For the NRD component of the project, discussions with the Trustees will continue, and we expect will ultimately result in a settlement agreement. At present, we expect the CAP and consent decree for the millsite and the NRD settlement agreement to be finalized in 2019. In both cases, it is reasonably possible that our cost estimates could change as a result of changes to either the millsite cleanup or the NRD restoration components of the liability, or both. With the 2018 adjustment and the in-water cleanup completed, however, we expect that any future adjustments to the liability should be less significant than they have been historically. We currently expect the millsite cleanup and NRD restoration to occur over the next two to three years.

Finally, there will be a monitoring period of approximately 15 years during which we will monitor conditions in the Bay, on the millsite, and at the storage location of the dredged and excavated sediments, which is on land that we own a short distance from the town of Port Gamble. During this monitoring phase, conditions may arise that require corrective action, and monitoring protocols may change over time. In addition, extreme weather events could cause damage to the sediment caps that would need to be repaired. These factors could result in additional costs.

Should any future circumstances result in a change to the estimated cost of the project, we will record an appropriate adjustment to the liability in the period it becomes known and when we can reasonably estimate the amount.

2016 Adjustment

In the fourth quarter of 2016, areas were encountered that contained a greater number of pilings and a higher volume of wood waste than was anticipated, requiring additional cleanup activity. In early 2017, we decided to use property owned by the Partnership a short distance from the town of Port Gamble as the primary permanent storage location for the dredged sediments rather than leaving them on the millsite as planned previously. We also reassessed our estimates of long-term monitoring costs, taking into account the higher volume of material and the new expected storage location for the sediments. Finally, we updated our estimates for consulting and professional fees to address the natural resource damages claim associated with the project. The combination of these factors resulted in the Partnership recording a $7.7 million increase to the liability at December 31, 2016.

The required dredging activity was completed in January 2017. The sediments stockpiled on the millsite were moved to their permanent storage location by the end of the third quarter of 2017. This effectively concluded the component of the project related to the in-water cleanup of Port Gamble Bay.

General & Administrative (G&A)

G&A expenses were $7.2 million, $5.7 million, and $5.1 million for 2018, 2017, and 2016, respectively. The increase from 2017 to 2018 was due primarily to professional fees associated with a review of the Partnership’s capital allocation strategy, business mix, and organizational structure. The increase from 2016 to 2017 was due primarily to higher personnel costs, particularly equity-based compensation, and professional fees.

Interest Income and Expense

(in thousands)	2018	2017	2016
Interest income - Partnership	$132	$3	$11
Interest expense - Partnership	(3,075)	(2,644)	(1,895)
Interest expense - Funds	(2,247)	(2,321)	(2,255)
Capitalized interest expense - Partnership	295	491	733
Net interest expense	$(4,895)	$(4,471)	$(3,406)

The increases in interest expense for the Partnership are due to increasing debt balances. In 2018, the Partnership borrowed on its credit facilities to finance its co-investment in Fund IV’s timberland acquisitions and in July 2016 borrowed $32.0 million to finance the acquisition of the Carbon River block of the Columbia tree farm. The Partnership also carried balances on its operating line of credit during all three years to fund expenditures for environmental remediation and development of residential lots in our Harbor Hill project until the lots were sold, primarily in December of 2017 and 2016. The Partnership’s and Fund III’s debt arrangements with Northwest Farm Credit Services (NWFCS) include an annual rebate of a portion of interest expense paid in the prior year (patronage). This NWFCS patronage program is a feature common to most of this lender’s loan agreements. The patronage program reduced interest expense by $1.4 million, $1.0 million and $810,000 in 2018, 2017, and 2016, respectively. The increase in the patronage rebate is due to the higher debt balances as well as higher patronage rates in 2018 and 2017.

Capitalized interest relates to our Harbor Hill project. The changes in capitalized interest from year-to-year are due to the reduction in basis from completed construction activity at Harbor Hill.

Income Taxes

We recorded income tax expense of $104,000, $1.2 million and $252,000 in 2018, 2017 and 2016, respectively, based on taxable income in our taxable corporate subsidiaries. The increase in income tax expense for 2017 resulted primarily from stronger log prices and higher harvest volumes which generated higher taxable income in 2017, particularly in the taxable corporations in our timber funds.

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

Noncontrolling Interests-ORM Timber Funds

Noncontrolling interests-ORM Timber Funds represents the portion of 2018, 2017, and 2016 net (income) losses of the Funds attributable to third-party owners of the Funds. Included in these results are the management fees charged by ORM LLC (as subsidiary of the Partnership) to the Funds, interest, and income taxes. The portion of the loss or (income) attributable to these third-party investors is added back or deducted to determine “Net and comprehensive (income) loss attributable to unitholders” as follows:

(in thousands)
Noncontrolling interest-2018	Fund II	Fund III	Fund IV**	Total
Management fees paid to ORM LLC	$(1,032)	$(2,321)	$(1,200)	$(4,553)
Operations	5,359	2,188	854	8,401
Fund operating income (loss) - internal	4,327	(133)	(346)	3,848
Interest expense	(1,086)	(1,161)	—	(2,247)
Income tax benefit (expense)	23	(203)	—	(180)
Fund net income (loss) - internal	3,264	(1,497)	(346)	1,421
Net (income) loss attributable to noncontrolling interest	$(2,611)	$1,421	$295	$(895)

Noncontrolling interest-2017	Fund II *	Fund III	Fund IV **	Total
Management fees paid to ORM LLC	$(1,063)	$(2,305)	$—	$(3,368)
Operations	16,461	(483)	(392)	15,586
Fund operating income (loss) - internal	15,398	(2,788)	(392)	12,218
Interest expense	(1,087)	(1,235)	—	(2,322)
Income tax expense	(448)	(440)	—	(888)
Fund net income (loss) - internal	13,863	(4,463)	(392)	9,008
Net (income) loss attributable to noncontrolling interest	$(11,092)	$4,240	$336	$(6,516)

Noncontrolling interest-2016	Fund II	Fund III	Fund IV **	Total
Management fees paid to ORM LLC	$(1,200)	$(2,067)	$—	$(3,267)
Operations	2,023	(619)	—	1,403
Fund operating income (loss) - internal	823	(2,686)	—	(1,864)
Interest expense	(1,087)	(1,169)	—	(2,256)
Income tax expense	(121)	(9)	—	(130)
Fund net loss - internal	(385)	(3,864)	—	(4,250)
Net loss attributable to noncontrolling interest	$307	$3,672	$—	$3,979

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

The Partnership’s debt consists of mortgage debt with fixed and variable interest rate tranches and an operating line of credit with Northwest Farm Credit Services (NWFCS). The Partnership’s mortgage debt at December 31, 2018, includes a $71.8 million credit facility with NWFCS structured in eight tranches that mature from 2019 through 2036, as well as a $40.0 million delayed-draw facility under which the Partnership may borrow at any time through October 2023. This facility matures in October 2028 and $4.0 million was outstanding at December 31, 2018. The Partnership’s credit arrangements with NWFCS include an accordion feature under which the Partnership may borrow, subject to lender approval, up to an additional $50.0 million under either the $71.8 million or the $40.0 million facility. The Partnership has a $30.0 million operating line of credit that matures in October 2023, and had $16.4 million outstanding as of December 31, 2018. The operating line of credit carries a variable interest rate that is based on the one-month LIBOR rate plus 1.6%. All of these facilities are collateralized by portions of the Partnership’s timberland. In addition, our commercial office building in Poulsbo, Washington is collateral for a $2.3 million amortizing loan from NWFCS that matures through 2023.

These debt agreements contain covenants that are measured annually, consisting of the following:

•	a maximum debt-to-total-capitalization ratio of 30%, with total capitalization calculated using fair market (vs. carrying) value of Partnership timberland, roads and timber; and

•	a maximum loan-to-appraised value of collateral of 50%.

The Partnership is in compliance with these covenants as of December 31, 2018, and management expects to remain in compliance for at least the next twelve months.

Mortgage debt within our private equity funds is collateralized by Fund properties only, with no recourse to the Partnership. Fund II has a timberland mortgage comprised of two fixed-rate tranches totaling $25.0 million with MetLife Insurance Company. The tranches are non-amortizing and both mature in September 2020. The loans allow for, but do not require, annual principal payments of up to 10% of outstanding principal without incurring a make-whole premium. This mortgage is collateralized by a portion of Fund II’s timberland portfolio. Fund II’s covenants contain a requirement to maintain a loan-to-value ratio of less than 50%, with the denominator defined as fair market value of the timberland pledged as collateral. Fund III has a timberland mortgage comprised of two fixed rate tranches totaling $32.4 million with NWFCS. This mortgage is collateralized by a portion of Fund III’s timberland and is non-amortizing, with an $18.0 million tranche maturing in December 2023 and a $14.4 million tranche maturing in October 2024. Fund III’s loan contains covenants, measured annually, that require Fund III to maintain an interest coverage ratio of 1.5:1, not exceed a debt-to-appraised value of collateral of 50%, and maintain working capital of $500,000. Fund II and Fund III are in compliance with these covenants as of December 31, 2018, and we expect they will remain in compliance for at least the next twelve months.

The Partnership’s and Fund III’s debt arrangements with Northwest Farm Credit Services (NWFCS) include an annual rebate of a portion of interest expense paid in the prior year (patronage). The weighted average interest rates on debt for the Partnership and Funds were as follows at December 31, 2018:

	Weighted Average Interest Rate
	Gross	Net After Patronage

Partnership debt	4.80%	3.75%
Funds debt	4.58%	3.88%

The change in cash flows from 2018 to 2017 and 2017 to 2016, respectively, is broken down in the following table:

(in thousands)	2018	Change	2017	Change	2016
Cash provided by operations	$39,778	$7,798	$31,980	$26,834	$5,146
Investing activities
Capital expenditures	(4,101)	(1,601)	(2,500)	(527)	(1,973)
Proceeds from sale of property and equipment	42	12	30	5	25
Proceeds from sale of timberland	—	(26,590)	26,590	24,987	1,603
Investment in real estate joint venture	—	5,790	(5,790)	(5,790)	—
Deposits for acquisitions of timberland - Funds	(1,005)	4,683	(5,688)	(5,688)	—
Acquisition of timberland - Partnership	(6,356)	(475)	(5,881)	33,915	(39,796)
Acquisition of timberland - Funds	(140,639)	(140,639)	—	—	—
Cash provided by (used in) investing activities	(152,059)	(158,820)	6,761	46,902	(40,141)
Financing activities
Line of credit borrowings	32,475	4,475	28,000	4,674	23,326
Line of credit repayments	(12,275)	13,525	(25,800)	(10,474)	(15,326)
Repayment of long term debt	(123)	4,996	(5,119)	(5,005)	(114)
Proceeds from issuance of long-term debt	4,000	4,000	—	(38,000)	38,000
Debt issuance costs	(233)	(129)	(104)	72	(176)
Proceeds from unit issuances	215	206	9	9	—
Unit repurchases	(1,189)	116	(1,305)	(1,305)	—
Payroll taxes paid on unit net settlements	(101)	(7)	(94)	58	(152)
Excess tax benefit from equity-based compensation	—	—	—	(53)	53
Cash distributions to unitholders	(13,943)	(1,728)	(12,215)	(38)	(12,177)
Cash distributions - ORM Timber Funds, net of distributions to Partnership	(15,507)	15,396	(30,903)	(25,695)	(5,208)
Capital call - ORM Timber Funds, net of Partnership contribution	119,735	114,498	5,237	5,237	—
Capital call - Real Estate, net of Partnership contribution	—	(5,900)	5,900	5,900	—
Cash provided by (used in) financing activities	113,054	149,448	(36,394)	(64,620)	28,226
Net increase (decrease) in cash and restricted cash	$773	$(1,574)	$2,347	$9,116	$(6,769)

Operating cash activities. The increase in cash provided by operating activities of $7.8 million from 2017 to 2018 resulted primarily from a 9% increase in log prices and a 22% increase in harvest volume. This was offset partially, however, by an $18.5 million decrease in Real Estate sales. In addition, a $6.3 million decrease in environmental remediation expenditures and a $4.4 million decrease in real estate project expenditures contributed to the increase in cash provided by operations.

The increase in cash provided by operating activities of $26.8 million from 2016 to 2017 resulted primarily from a 13% increase in log prices and a 15% increase in harvest volume. In addition, a $6.4 million decrease in real estate project expenditures and a $3.9 million decrease in environmental remediation expenditures contributed to the increase in cash provided by operations.

Investing cash activities. The $158.8 million decrease in cash from investing activities from 2017 to 2018 and the $46.9 million increase in cash from investing activities from 2016 to 2017 were due primarily to sales and acquisitions of timberland by the Partnership and Funds. In addition, a consolidated subsidiary of the Partnership invested $5.8 million in an unconsolidated real estate joint venture in 2017.

Financing activities. The $149.4 million increase in cash from financing activities from 2017 to 2018 resulted primarily from a $108.6 million net increase in capital calls from the funds and real estate joint venture, a $27.0 million net increase in borrowings under our credit facilities, and a $15.4 million decrease in distributions by the Funds, primarily because 2017 included a distribution by Fund II of the proceeds from the sale of one of its tree farms.

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

Expected Future Changes to Cash Flows

Operating activities. We expect total annual log harvest and timber deed sale volume for 2019 of 59-65 MMBF for the Partnership and 91-98 MMBF for the Funds, (73-75 MMBF on a look-through basis) though changing log markets could cause us to deviate from this projection as the year unfolds.

We expect the Partnership to close on the sale of the final 65 residential lots from our Harbor Hill project in Gig Harbor, Washington in 2019, as well as an assortment of residential and industrial lots plus conservation easements.

Investing activities. We anticipate $3.5 million of capital expenditures for 2019, excluding any potential timberland acquisitions. These expenditures are comprised primarily of reforestation and mainline road construction costs on the Combined tree farms to support future harvest operations.

Financing activities. Management is currently projecting that cash on hand, cash generated from operating activities, and financing available from our existing credit facilities will be sufficient to meet our needs for the coming year. To date, the Partnership’s strong financial position has enabled fairly easy access to credit at reasonable terms when needed.

Seasonality

Partnership Timber and Funds Timber. The elevation and terrain characteristics of our timberlands are such that we can conduct harvest operations virtually year-round on a significant portion of our tree farms. Generally, we concentrate our harvests from these areas in those months when weather limits operations on other properties, thus taking advantage of reduced competition for log supply to our customers and improving prices realized. As such, on a Combined basis the pattern of quarterly volumes harvested is flatter than would be the case if looking at one tree farm in isolation. However, this pattern may not hold true during periods of comparatively soft log prices, when we may defer harvest volume to capture greater value when log prices strengthen.

The percentage of total annual harvest volume, on a Combined basis and excluding timber deed sales, by quarter for each year in the three-year period ended December 31, 2018, was as follows:

Year ended	Q1	Q2	Q3	Q4
2018	23%	26%	25%	26%
2017	26%	22%	19%	31%
2016	17%	23%	21%	41%

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

Contractual Obligations, Commercial Commitments and Contingencies

Our commitments at December 31, 2018, are presented in the following table:

(in thousands)	Payments Due By Period /Commitment Expiration Date
Obligation or Commitment	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt - Partnership	$94,537	$128	$271	$18,337	$75,801
Debt - Funds	57,380	—	25,000	17,980	14,400
Operating leases	339	177	158	4	—
Interest on debt - Partnership	45,089	4,392	8,770	8,561	23,366
Interest on debt - Funds	11,050	2,629	4,901	3,039	481
Environmental remediation	9,083	1,082	6,185	508	1,308
Other long-term obligations	126	25	50	50	1
Total contractual obligations or commitments	$217,604	$8,433	$45,335	$48,479	$115,357

Environmental remediation represents our estimate of potential liability associated with environmental contamination at Port Gamble. “Other long-term obligations” consists of a $126,000 liability for a supplemental employment retirement plan.

The impact of inflation on our consolidated financial condition and consolidated results of operations for each of the periods presented was not material.

Off-Balance Sheet Arrangements

The Partnership is not a party to any material off-balance sheet arrangements other than the operating leases disclosed above and does not hold any variable interests in unconsolidated entities.

Capital Expenditures and Commitments

Projected capital expenditures in 2019 are $6.8 million, of which $2.8 million relates to our Harbor Hill project, $3.0 million for reforestation and mainline road construction costs on the Combined tree farms to support future harvest operations, $506,000 for other Real Estate development projects, and the remaining $500,000 for buildings and equipment. These expenditures could be increased or decreased as a consequence of future economic conditions. Projected capital expenditures are subject to permitting timetables and progress towards closing on specific land sale transactions. See “Business - Government Regulation” and “Risk Factors - We are subject to statutory and regulatory restrictions that currently limit, and may increasingly limit, our ability to generate income and cash flow”.

Government Regulation

Compliance with laws and regulations usually involves capital expenditures as well as operating costs. We cannot reasonably quantify future amounts of capital expenditures required to comply with laws and regulations, or the effects on operating costs, because in some instances compliance standards have not been developed or have not become final or definitive. Accordingly, at this time, we have not attempted to quantify future capital requirements to comply with any new regulations being developed by United States regulatory agencies.

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

The new standard is effective for us on January 1, 2019. We will adopt the new standard effective January 1, 2019 and use the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The new standard provides a number of optional practical expedients in transition. We expect to elect all of the new standard’s available transition practical expedients.

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

Critical Accounting Estimates

Our significant accounting policies are discussed in note 1 to our consolidated financial statements. Certain of our accounting policies have a higher degree of complexity, and they involve estimates requiring a higher degree of judgment. We believe the accounting policies discussed below represent the most complex, difficult, and subjective matters in this regard.

Purchased timberland cost allocation. When the Partnership or the Funds acquire timberlands, a purchase price allocation is performed that allocates cost between the categories of merchantable timber, pre-merchantable timber, roads, and land based upon the relative fair values pertaining to each of these categories. Land value may include uses other than timberland, including potential conservation easement sales and development opportunities. The allocation of costs between the asset categories is driven largely by estimates of the volume of timber at the time of acquisition and future log prices, harvest and haul costs, volume at harvest, timing of harvest, silviculture costs, other operating expenses, and capital expenditures. These factors must be estimated for periods of several decades depending on the age class distribution of the acquired timberland. The allocation among the asset categories, particularly merchantable timber, pre-merchantable timber, and roads, forms the basis for calculating the depletion rate used to record depletion expense as the timber is harvested.

Timber volume. Timber volume includes only timber whose eventual harvest is not constrained by the applicable state and federal regulatory limits on timber harvests as applied to the Partnership’s and Funds’ properties. Timber volume is accounted for and adjusted by periodic statistical sampling of the harvestable timber acres. Since timber stands can be very heterogeneous, the accuracy of the statistical sampling of trees within a stand, known as a “timber cruise” or “cruising”, can vary. The timber inventory system is designed in such a way that it is updated on a regular basis and thus the accuracy of the whole is reliable while any subset, or individual timber stand, will have a wider range of accuracy.

The standing timber inventory system is subject to three processes each quarter to monitor and maintain accuracy. The first is the cruise update process, the second is a comparison of the volume actually extracted by harvest to the volume in the standing inventory system at the time of the harvest (otherwise known as “cutout analysis”), and the third is necessary adjustments to productive acres based on actual acres harvested. The portion of productive acres of timber stands on the Combined tree farms that are physically measured or re-measured by cruising is such that generally stands with actual volume are cruised every seven years. Specific acres are first selected for cruising with a bias towards those acres that have gone the longest without a cruise and, second, with a bias towards those acres that have been growing the longest. Only stands older than 20 years are selected as subject to a cruise and, as the cruise is performed, only those trees with a diameter at breast height (DBH) (approximately 4.5 feet from the ground) of at least 5.6 inches are measured for inclusion in the inventory. For younger stands, all trees are tallied during the cruise process so that growth models can accurately predict how future stands will develop. The cutout analysis compares the total volume for a stand which was grown annually using systems designed to predict future yields, based on growth models, to actual harvest volumes. Due to the nature of statistical sampling, the results of the quarterly cutout analysis is meaningful only in the context of accumulated results over several years, and not in the context of a single harvest unit. Minor adjustments both up and down to productive acres are made quarterly after foresters and managers accurately map those harvested acres in the Geographic Information System (GIS). These adjusted acres are linked to the inventory system and are used to drive the estimates of future available volume. Over the last five years, our overall volume variances from the cutout analysis, which examines harvested stands rather than the entire population of merchantable timber, have been as much as approximately 8% in any one year, but have averaged less than 5% in the aggregate over that time frame. Moreover, as our volume estimates in our standing inventory system are adjusted regularly as part of the cruising process, our depletion rates are continually incorporating the resulting updated volumes.

The estimate of timber inventory impacts our financial statements in the following ways:

Depletion expense. Depletion represents the cost of timber harvested and the cost of the permanent road system that is charged to operations by applying a depletion rate to volume harvested during the period. The depletion rate is calculated on January 1st of each year by dividing the recorded cost of merchantable timber and the cost of the permanent road system by the volume of merchantable timber. For purposes of the depletion calculation, merchantable timber is defined as timber that is equal to or greater than 35 years of age for all of our tree farms except California, for which merchantable timber is defined as timber with a DBH of 16 inches or greater because of the uneven-aged management regime of that tree farm. On an annual basis, the volume and recorded cost for stands that become 35 years of age or 16 inches in DBH are incorporated in the depletion rate calculation.

To calculate the depletion rate, we use a combined pool for the Partnership’s timberlands as they are managed as one unit and the characteristics of the individual tree farms are substantially similar to one another. Depletion rate calculations for the Funds’ timberlands are specific to each tree farm, as each tree farm is managed individually and they tend to have a more diverse set of characteristics.

A hypothetical 5% change in estimated merchantable timber volume would have changed 2018 depletion expense by approximately $1.2 million.

Timber deed sale revenue. Our timber deed sale contracts provide the customer the legal right to harvest timber on the Partnership’s or Funds’ property. Revenue is generally recognized when the contract is signed, as this transfers control of the timber to the customer. The value of a timber deed contract is determined based on the estimated timber volume by tree species multiplied by the contracted price. The total contract value is an estimate as it is based on the estimated timber inventory and species mix of the harvest units subject to the contract. A hypothetical 5% change in the estimated timber inventory volume of timber deed sale contracts would have changed 2018 revenue by approximately $349,000.

Environmental remediation. The Partnership has an accrual for estimated environmental remediation costs of $9.1 million and $5.0 million as of December 31, 2018 and 2017, respectively. The environmental remediation liability represents estimated payments to be made to remedy and monitor certain areas in and around Port Gamble Bay and complete related natural resource damages restoration projects. Additional information about the Port Gamble site is presented in “Business – Real Estate – Environmental Remediation” above and in “Management’s Discussion and Analysis – Real Estate”. The remaining costs for the project include costs to clean up the millsite and monitor the conditions in Port Gamble Bay, on the millsite, and at the storage location of the dredged sediments. The millsite remediation will include primarily excavation of contaminated soils and placement of clean caps. Monitoring costs include primarily evaluating and maintaining caps, as well as sampling and surveying the conditions at the site and taking any corrective action that may be necessary based on the results. The monitoring period is estimated to be approximately 15 years, but could be shorter or longer depending on the information gathered during the monitoring period.

Costs may still vary as the project progresses due to a number of factors, some of which are outlined as follows:

Uncertainty with respect to the millsite cleanup: Although we do not anticipate material changes to our estimated costs for this element of the project, the design and scope of this work has not yet been finalized and our estimates could change.

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

Item 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

At December 31, 2018, the Partnership and Funds had a combined $125.5 million of fixed-rate debt outstanding with a fair value of approximately $126.3 million based on the current interest rates for similar financial instruments. A change in the interest rate on fixed-rate debt will affect the fair value of the debt, whereas a change in the interest rate on variable-rate debt will affect interest expense and cash flows. A hypothetical 1% change in prevailing interest rates would change the fair value of our fixed-rate long-term debt obligations by $3.8 million and result in a $264,000 change in annual interest expense from our variable-rate debt balance of $26.4 million at December 31, 2018.
.

Item 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

POPE RESOURCES

A DELAWARE LIMITED PARTNERSHIP

YEARS ENDED DECEMBER 31, 2018, 2017, AND 2016

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

YEARS ENDED DECEMBER 31, 2018, 2017, AND 2016

Report of Independent Registered Public Accounting Firm

To the Unitholders of Pope Resources, A Delaware Limited Partnership and Board of Directors of Pope MGP, Inc.

 Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Pope Resources, A Delaware Limited Partnership, and subsidiaries (the Partnership) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 1, 2019 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.

Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Partnership has changed its method of accounting for recognizing revenue in 2018 due to the adoption of Accounting Standards Codification Topic 606, Revenue from Contracts with Customers.

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

Seattle, Washington
March 5, 2019

Report of Independent Registered Public Accounting Firm

To the Unitholders of Pope Resources, A Delaware Limited Partnership and Board of Directors of Pope MGP, Inc.

Opinion on Internal Control Over Financial Reporting
We have audited Pope Resources, A Delaware Limited Partnership and subsidiaries’ (the Partnership) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2018 and 2017, the related consolidated statements of comprehensive income, partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated March 5, 2019 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Seattle, Washington
March 5, 2019

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2018 AND 2017
(IN THOUSANDS)

ASSETS	2018	2017
Current assets
Partnership cash	$1,784	$1,788
ORM Timber Funds cash	3,330	1,636
Cash	5,114	3,424
Restricted cash	943	1,860
Total cash and restricted cash	6,057	5,284
Accounts receivable, net	4,670	6,427
Contract assets	2,872	—
Land and timber held for sale	5,697	5,728
Prepaid expenses and other	1,070	591
Total current assets	20,366	18,030
Properties and equipment, at cost
Timber and roads	377,970	267,662
Timberland	74,267	55,056
Land held for development	20,891	19,311
Buildings and equipment, net of accumulated depreciation	5,500	5,306
Total properties and equipment, at cost	478,628	347,335

Other assets	9,255	15,308
Total assets	$508,249	$380,673

LIABILITIES, PARTNERS’ CAPITAL AND NONCONTROLLING INTERESTS
Current liabilities
Accounts payable	$2,379	$2,430
Accrued liabilities	5,191	4,451
Current portion of long-term debt - Partnership	128	123
Deferred revenue	336	197
Current portion of environmental remediation liability	1,082	2,160
Other current liabilities	865	401
Total current liabilities	9,981	9,762

Long-term debt, net of unamortized debt issuance costs and current portion - Partnership	93,928	70,037
Long-term debt, net of unamortized debt issuance costs - Funds	57,313	57,291
Environmental remediation and other long-term liabilities	8,427	2,957
Commitments and contingencies

Partners’ capital
General partners' capital (units issued and outstanding 2018 - 60; 2017 - 60)	944	1,028
Limited partners' capital (units issued and outstanding 2018 - 4,253; 2017 - 4,251)	56,533	63,519
Noncontrolling interests	281,123	176,079
Total partners’ capital and noncontrolling interests	338,600	240,626
Total liabilities, partners’ capital, and noncontrolling interests	$508,249	$380,673

See accompanying notes to consolidated financial statements.

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
YEARS ENDED DECEMBER 31, 2018, 2017, AND 2016
(IN THOUSANDS, EXCEPT PER UNIT INFORMATION)

	2018	2017	2016
Revenue
Partnership Timber	45,422	$39,672	$36,275
Funds Timber	49,819	33,842	21,029
Timberland Investment Management	9	9	8
Real Estate	8,304	26,300	23,116
Total revenue	103,554	99,823	80,428
Costs and expenses
Cost of sales
Partnership Timber	(17,828)	(14,874)	(15,497)
Funds Timber	(36,732)	(26,910)	(17,145)
Real Estate	(3,527)	(16,200)	(14,631)
Total cost of sales	(58,087)	(57,984)	(47,273)
Operating expenses
Partnership Timber	(6,268)	(5,671)	(5,821)
Funds Timber	(4,672)	(3,893)	(2,707)
Timberland Investment Management	(4,495)	(3,520)	(2,831)
Real Estate	(4,579)	(5,508)	(4,394)
Environmental remediation (Real Estate)	(5,600)	—	(7,700)
General & Administrative	(7,217)	(5,742)	(5,076)
Total operating expenses	(32,831)	(24,334)	(28,529)
Gain on sale of timberland	—	12,547	995
Operating income (loss)
Partnership Timber	21,326	19,127	15,726
Funds Timber	8,415	15,586	1,403
Timberland Investment Management	(4,486)	(3,511)	(2,823)
Real Estate	(5,402)	4,592	(3,609)
General & Administrative	(7,217)	(5,742)	(5,076)
Total operating income	12,636	30,052	5,621
Interest expense, net	(4,895)	(4,471)	(3,406)
Income before income taxes	7,741	25,581	2,215
Income tax expense	(104)	(1,176)	(252)
Net and comprehensive income	7,637	24,405	1,963
Net and comprehensive (income) loss attributable to noncontrolling interests-ORM Timber Funds	(895)	(6,516)	3,979
Net and comprehensive loss attributable to noncontrolling interests-Real Estate	79	2	—
Net and comprehensive income attributable to unitholders	$6,821	$17,891	$5,942
Allocable to general partners	$95	$250	$83
Allocable to limited partners	6,726	17,641	5,859
Net and comprehensive income attributable to unitholders	$6,821	$17,891	$5,942
Basic and diluted earnings per unit attributable to unitholders	$1.54	$4.10	$1.35
Distributions per unit	$3.20	$2.80	$2.80
 See accompanying notes to consolidated financial statements.

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
YEARS ENDED DECEMBER 31, 2018, 2017, AND 2016
(IN THOUSANDS)

		Attributable to Pope Resources
	Units	General Partners	Limited Partners	Noncontrolling Interests	Total
December 31, 2015	4,300	$1,009	$63,539	$198,518	$263,066
Net income (loss)	—	83	5,859	(3,979)	1,963
Cash distributions	—	(170)	(12,007)	(5,208)	(17,385)
Equity-based compensation	16	13	906	—	919
Excess tax benefit from equity-based compensation	—	1	52	—	53
Indirect repurchase of units for minimum tax withholding	(1)	(2)	(150)	—	(152)
December 31, 2016	4,315	934	58,199	189,331	248,464
Net income	—	250	17,641	6,514	24,405
Cash distributions	—	(171)	(12,044)	(30,903)	(43,118)
Capital call	—	—	—	11,137	11,137
Equity-based compensation	15	16	1,112	—	1,128
Unit issuances - distribution reinvestment plan	—	—	9	—	9
Unit repurchases	(18)	—	(1,305)	—	(1,305)
Indirect repurchase of units for minimum tax withholding	(1)	(1)	(93)	—	(94)
December 31, 2017	4,311	1,028	63,519	176,079	240,626
Net income	—	95	6,726	816	7,637
Cash distributions	—	(194)	(13,749)	(15,507)	(29,450)
Capital calls	—	—	—	119,735	119,735
Equity-based compensation	17	16	1,111	—	1,127
Unit issuances - distribution reinvestment plan	3	—	215	—	215
Unit repurchases	(17)	—	(1,189)	—	(1,189)
Indirect repurchase of units for minimum tax withholding	(1)	(1)	(100)	—	(101)
December 31, 2018	4,313	$944	$56,533	$281,123	$338,600

See accompanying notes to consolidated financial statements.

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2018, 2017, AND 2016
(IN THOUSANDS)

	2018	2017	2016
Cash flows from operating activities:
Cash received from customers	$101,621	$97,665	$79,428
Cash paid to suppliers and employees	(51,551)	(45,307)	(45,116)
Environmental remediation payments	(1,496)	(7,791)	(11,691)
Interest received	126	3	11
Interest paid, net of amounts capitalized	(4,941)	(4,603)	(3,216)
Real Estate project expenditures	(3,210)	(7,588)	(13,989)
Income taxes paid	(771)	(399)	(281)
Net cash provided by operating activities	39,778	31,980	5,146
Cash flows from investing activities:
Capital expenditures	(4,101)	(2,500)	(1,973)
Proceeds from sale of fixed assets	42	30	25
Proceeds from sale of timberland	—	26,590	1,603
Investment in unconsolidated Real Estate joint venture	—	(5,790)	—
Deposit for acquisition of timberland - Funds	(1,005)	(5,688)	—
Acquisition of timberland - Partnership	(6,356)	(5,881)	(39,796)
Acquisition of timberland - Funds	(140,639)	—	—
Net cash provided by (used in) investing activities	(152,059)	6,761	(40,141)
Cash flows from financing activities:
Line of credit borrowings	32,475	28,000	23,326
Line of credit repayments	(12,275)	(25,800)	(15,326)
Repayment of long-term debt	(123)	(5,119)	(114)
Proceeds from issuance of long-term debt	4,000	—	38,000
Debt issuance costs	(233)	(104)	(176)
Proceeds from unit issuances - distribution reinvestment plan	215	9	—
Unit repurchases	(1,189)	(1,305)	—
Payroll taxes paid on unit net settlements	(101)	(94)	(152)
Excess tax benefit from equity-based compensation	—	—	53
Cash distributions to unitholders	(13,943)	(12,215)	(12,177)
Cash distributions - ORM Timber Funds, net of distributions to Partnership	(15,507)	(30,903)	(5,208)
Capital call - ORM Timber Funds, net of Partnership contribution	119,735	5,237	—
Capital call - Real Estate, net of Partnership contribution	—	5,900	—
Net cash provided by (used in) financing activities	113,054	(36,394)	28,226
Net increase (decrease) in cash and restricted cash	773	2,347	(6,769)
Cash and restricted cash:
Beginning of year	5,284	2,937	9,706
End of year	$6,057	$5,284	$2,937

See accompanying notes to consolidated financial statements.

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP
SCHEDULE TO CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2018, 2017, AND 2016
(IN THOUSANDS)

Reconciliation of net income to net cash	2018	2017	2016
provided by operating activities:
Net income	$7,637	$24,405	$1,963
Depletion	27,121	19,187	12,621
Equity-based compensation	1,127	1,128	919
Excess tax benefit from equity-based compensation	—	—	(53)
Depreciation and amortization	604	534	755
Gain on sale of timberland	—	(12,547)	(995)
Gain on sale of property and equipment	(43)	(2)	(23)
Deferred taxes, net	(76)	288	67
Cost of land sold - Real Estate	1,674	13,862	12,439
Loss from unconsolidated real estate joint venture	4	5	—
Increase (decrease) in cash from changes in
operating accounts:
Accounts receivable	1,757	(2,046)	(1,143)
Prepaid expenses, contract assets and other assets	(2,502)	2,336	(5,307)
Real estate project expenditures	(3,210)	(7,588)	(13,989)
Accounts payable and accrued liabilities	689	417	1,691
Deferred revenue	139	(222)	141
Environmental remediation accruals	5,600	—	7,700
Environmental remediation payments	(1,496)	(7,791)	(11,691)
Other current and noncurrent liabilities	753	14	51
Net cash provided by operating activities	$39,778	$31,980	$5,146

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations
Pope Resources, A Delaware Limited Partnership is a publicly traded limited partnership engaged primarily in managing timber resources on its own properties as well as those owned by others. Pope Resources’ wholly-owned subsidiaries include the following: ORM, Inc., which is responsible for managing Pope Resources’ timber properties; Olympic Resource Management LLC (ORMLLC), which provides timberland management activities and is responsible for developing the timber fund business; Olympic Property Group I LLC, which manages the Port Gamble townsite and millsite together with land that is held as development property; and OPG Properties LLC, which owns land that is held as development property and holds other real estate investments. These consolidated financial statements include ORM Timber Fund II, Inc. (Fund II), ORM Timber Fund III, Inc. (Fund III), and ORM Timber Fund IV LLC (Fund IV, and collectively with Fund II and Fund III, the Funds). ORMLLC is the manager of and owns 1% of Funds II, III and IV. Pope Resources owns 19% of Fund II, 4% of Fund III, and 14% of Fund IV. The purpose of all three Funds is to invest in timberlands. See Note 3 for additional information. These consolidated financial statements also include OPG Ferncliff Investors LLC (Ferncliff Investors). OPG Properties LLC, through wholly-owned subsidiary OPG Ferncliff Management LLC (Ferncliff Management) owns 33.33% of Ferncliff Investors, which in turn holds a 50% interest in an unconsolidated real estate joint venture entity, Bainbridge Landing LLC. Ferncliff Management is the manager of Ferncliff Investors. See Note 5 for additional information.

The Partnership operates in four business segments: Partnership Timber, Funds Timber, Timberland Investment Management, and Real Estate. The Partnership Timber and Funds Timber segments represent the growing and harvesting of trees from properties owned by the Partnership and the Funds, respectively. Timberland Investment Management represents management, acquisition, disposition, and consulting services provided to third-party owners of timberland and provides management services to the Funds. Real Estate consists of obtaining and entitling properties that have been identified as having value as developed residential or commercial property and operating the Partnership’s existing commercial property in Kitsap County, Washington.

Principles of consolidation
The consolidated financial statements include the accounts of the Partnership, entities controlled by the Partnership, and variable interest entities where the Partnership or entities it controls have the authority to direct the activities that most significantly impact their economic performance. Intercompany balances and transactions, including operations related to the Funds, have been eliminated in consolidation. The wholly-owned subsidiaries, Funds, and Ferncliff Investors are consolidated into Pope Resources’ financial statements (see Notes 3 and 5).

New accounting standards
Effective January 1, 2018, the Partnership adopted Topic 606, Revenue from Contracts with Customers. For delivered log sales from the Partnership Timber and Funds Timber segments, there were no changes to the timing or amount of revenue recognized because contracts are legally enforceable, the transaction price is fixed, and performance is completed and control transfers at a point in time, typically when risk of loss and title passes to the customer. Similarly, no changes were identified to the timing or amount of revenue recognized from certain components of other revenue in these segments, including commercial thinning, royalties from gravel mines and quarries, and land use permits. For timber deed sales, the timing of revenue recognition was accelerated under the new standard to the effective date of the contract, whereas under the previous revenue recognition guidance the revenue was generally recognized when the timber was harvested by the customer. Under Topic 606, revenue recognized from timber deed sales for the year ended December 31, 2018 was $7.4 million greater than it would have been under the previous revenue recognition accounting standards. For the Real Estate segment, this new standard may result in accelerating the recognition of revenue for performance obligations that are satisfied over time, which generally consist of construction and landscaping activity in common areas completed after transaction closing. The Partnership adopted this standard using the cumulative effect transition method applied to uncompleted contracts as of the date of adoption. The Partnership, however, had no uncompleted contracts at the date of adoption. Accordingly, the adoption of this standard did not have a cumulative effect on the Partnership’s consolidated financial statements.

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

The new standard is effective for us on January 1, 2019. We will adopt the new standard effective January 1, 2019 and use the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019. The new standard provides a number of optional practical expedients in transition. We expect to elect all of the new standard’s available transition practical expedients.

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

Noncontrolling interests
Noncontrolling interests represents the portion of net income and losses of the Funds and Ferncliff Investors attributable to third-party owners of these entities. Noncontrolling interests represent 80% of Fund II, 95% of Fund III, 85% of Fund IV, and 66.67% of Ferncliff Investors ownership. To arrive at net and comprehensive income attributable to Partnership unitholders, the portion of the income attributable to these third-party investors is subtracted from net and comprehensive income or, in the case of a loss attributable to third-party investors, added back to net and comprehensive income.

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

Purchased timberland cost allocation
When the Partnership or Funds acquire timberlands, a purchase price allocation is performed that allocates cost between the categories of merchantable timber, pre-merchantable timber, roads, and land based upon the relative fair values pertaining to each of the categories. Land value may include uses other than timberland including potential conservation easement (CE) sales and development opportunities.

Cost of sales
Cost of sales consists of the Partnership’s cost basis in timber (depletion expense), real estate, and other inventory sold, and direct costs incurred to make those assets salable. Those direct costs include the expenditures associated with the harvesting and transporting of timber and closing costs incurred in land and lot sale transactions. Cost of sales also consists of those costs directly attributable to the Partnership’s rental activities.

Restricted cash
Restricted cash comprises capital contributed by third-party owners of Ferncliff Investors that must be invested in an unconsolidated real estate joint venture entity or used to pay related management fees.

Like-kind exchanges
In order to acquire and sell assets, primarily timberland and other real property, in a tax efficient manner, we sometimes utilize Internal Revenue Code (IRC) Section 1031 like-kind exchange transactions. There are two main types of like-kind exchange transactions: forward transactions, in which property is sold and the proceeds are reinvested by acquiring similar property; and reverse transactions, in which property is acquired and similar property is subsequently sold. We use qualified intermediaries to facilitate such transactions and proceeds from forward transactions are held by the intermediaries. Both types of transactions must be completed within prescribed periods under IRC Section 1031, generally 180 days. Any unused funds held by intermediaries at the expiration of these time periods revert to the Partnership. To the extent we have identified potential replacement properties to acquire, funds held by intermediaries are classified as non-current in other assets on the consolidated balance sheets. To the extent funds held by qualified intermediaries exceed the value of identified potential properties to acquire, the funds are included in prepaid expenses and other current assets. At December 31, 2018, there were no amounts held by like-kind exchange intermediaries. At December 31, 2017, other assets included $598,000 held by like-kind exchange intermediaries.

Concentration of credit risk
Financial instruments that potentially subject the Partnership to concentrations of credit risk consist principally of accounts and notes receivable. The Partnership limits its credit exposure by considering the creditworthiness of potential customers and utilizing the underlying land sold as collateral on real estate contracts. The Partnership had an allowance for doubtful accounts of $1,000 at December 31, 2017 and had no allowance for doubtful accounts at December 31, 2018.

Income taxes
The Partnership itself is not subject to income taxes, but its corporate subsidiaries, and those of the Funds, are subject to income taxes which are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Operating loss and tax credit carryforwards, if any, are also factored into the calculation of deferred tax assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Partnership has concluded that it is more likely than not that its deferred tax assets will be realizable and thus no valuation allowance has been recorded as of December 31, 2018. This conclusion is based on anticipated future taxable income, the expected future reversals of existing taxable temporary differences, and tax planning strategies to generate taxable income, if needed. The Partnership will continue to reassess the need for a valuation allowance during each future reporting period. The Partnership is not aware of any tax exposure items as of December 31, 2018 and 2017, where the Partnership’s tax position is not more likely than not to be sustained if challenged by the taxing authorities. The Partnership recognizes interest expense related to unrecognized tax benefits or underpayment of income taxes in interest expense and recognizes penalties in operating expenses. There have been no interest expense or penalties incurred for any of the periods presented.

Land and timber held for sale and Land held for development
Land and timber held for sale and Land held for development are recorded at cost, unless impaired. Costs of development, including interest, are capitalized for these projects and allocated to individual lots based upon their relative preconstruction fair value. This allocation of basis supports, in turn, the computation of those amounts reported as current versus long-term assets based on management’s expectation of when the sales will occur (Land and timber held for sale and Land held for development, respectively). As lot sales occur, the allocation of these costs becomes part of cost of sales attributed to individual lot sales. Costs associated with land including acquisition, project design, architectural costs, road construction, capitalized interest, and utility installation are accounted for as operating activities on the statement of cash flows.

Those properties that are for sale, under contract, and for which the Partnership has an expectation they will be sold within 12 months are classified on the balance sheet as a current asset under “Land and timber held for sale”. The $5.7 million in land and timber held for sale at December 31, 2018, reflects our expectation of sales in 2019 of 65 single family residential lots from the Harbor Hill project in Gig Harbor, Washington. Land and timber held for sale of $5.7 million as of December 31, 2017, reflected expected sales in 2018 of a parcel comprising 19 acres from the Harbor Hill project, as well as three other parcels in Kitsap County, Washington.

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

Timberland, timber and roads
Timberland, timber and roads are recorded at cost. The Partnership and Funds capitalize the cost of building permanent roads on the tree farms and expenses temporary roads and road maintenance. Timberland is not subject to depletion.

Buildings and equipment
Buildings and equipment depreciation is provided using the straight-line method over the estimated useful lives of the assets, which range from 3 to 39 years.

Buildings and equipment are recorded at cost and consisted of the following as of December 31, 2018 and 2017, (in thousands):

Description	12/31/2018	12/31/2017
Buildings	$9,716	$9,437
Equipment	3,343	3,039
Furniture and fixtures	664	663
Total	$13,723	$13,139
Accumulated depreciation	(8,223)	(7,833)
Net buildings and equipment	$5,500	$5,306

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

Deferred revenue
Deferred revenue represents the unearned portion of cash collected. Deferred revenue of $336,000 and $197,000 at December 31, 2018, and 2017, respectively, reflects primarily the unearned portion of rental payments received on cell tower leases.

Environmental remediation liabilities
Environmental remediation liabilities have been evaluated using a combination of methods. The liability is estimated based on amounts included in construction contracts and estimates for construction contingencies, project management, and other professional fees. See Note 13 for further discussion of environmental remediation liabilities.

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

The table below displays how we arrived at basic and diluted earnings per unit:

	Year Ended December 31,
(in thousands, except per unit data)	2018	2017	2016
Net and comprehensive income attributable to unitholders	$6,821	$17,891	$5,942
Less: Net and comprehensive income attributable to unvested restricted unitholders	(125)	(133)	(101)
Less: Dividends paid to Funds preferred shareholders	(31)	(31)	(31)
Net and comprehensive income attributable to unitholders for earnings per unit calculation	$6,665	$17,727	$5,810
Basic and diluted weighted average units outstanding	4,317	4,323	4,313
Basic and diluted net earnings per unit	$1.54	$4.10	$1.35

Fund II and Fund III preferred shares
Fund II and Fund III each have issued 125 par $0.01 shares of its 12.5% Series A Cumulative Non-Voting Preferred Stock (Series A Preferred Stock) at $1,000 per share.  Every holder of the Series A Preferred Stock is entitled to a liquidation preference of $1,000 per share. Dividends on each share of Series A Preferred Stock will accrue on a daily basis at the rate of 12.5% per annum. Upon a liquidation, the Series A Preferred Stock will be settled in cash and is not convertible into any other class or series of Fund shares or Partnership units. The timing of such a redemption is controlled by the Funds. The maximum amount that each of the consolidated subsidiaries could be required to pay to redeem the instruments upon liquidation is $125,000 plus accrued but unpaid dividends. The Series A Preferred Stock is recorded within noncontrolling interests on the consolidated balance sheets and are considered participating securities for purposes of calculating earnings per unit.

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

2.    REVENUE

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

Included in “Accounts receivable, net” are $3.0 million and $4.4 million of receivables from contracts with customers as of December 31, 2018, and 2017, respectively.

Significant changes in the contract asset balance during the period were as follows, and there were no contract liabilities as of December 31, 2018, and 2017:

Contract assets, January 1, 2018	$—
Revenue recognized from the satisfaction of performance obligations	11,381
Revenue recognized from changes in estimates of variable consideration	151
Transferred to receivables from contract assets	(7,703)
Total contract assets, December 31, 2018	3,829
Less: noncurrent portion included in other assets	(957)
Current portion of contract assets, December 31, 2018	$2,872

The contract assets in the table above represent rights to consideration for timber deeds transferred to the customer and are related to the Partnership Timber and Funds Timber segments. These contracts provide the customer the legal right to harvest timber on the Partnership’s or Funds’ property. The value of a timber deed contract is determined based on the estimated timber volume by species multiplied by the contracted price. The contract consideration is considered variable because the timber volume is an estimate until the harvest is completed. The contract assets are transferred to receivables when the rights to consideration become due under the contract. Customers may harvest the timber at their discretion, within a time period and operational parameters stated in the contract.

The Partnership and Funds collect performance deposits from customers at the inception of the contract. These performance deposits are refunded to the customer at the conclusion of the contract or applied against final amounts owing from the customer, and are recorded in other current liabilities or environmental remediation and other long-term liabilities based on management’s estimate of the ultimate duration of each contract. Included in “Other current liabilities” and “Environmental remediation and other long-term liabilities” are $500,000 and $300,000, respectively, of such performance deposits at December 31, 2018. There were no performance deposits outstanding at December 31, 2017.

The following is a description of principal activities, separated by reportable segments, from which the Partnership generates its revenue.

Partnership Timber and Funds Timber

These two segments consist of the harvest and sale of timber from the Partnership’s 120,000 acres of timberland (Partnership Timber) in Washington and the Funds’ 134,000 acres of timberland (Funds Timber) in Washington, Oregon and California. Revenue in these two segments is earned primarily from the harvest and sale of logs from the Partnership’s and Funds’ timberland. Log sale revenue in these two segments is recognized when control is transferred, and title and risk of loss passes to the customer, which typically occurs when logs are delivered to the customer. Other revenue in these segments is generated from the sale of rights to harvest timber (timber deed sales), commercial thinning, ground leases for cellular communication towers, royalties from gravel mines and quarries, and land use permits. Timber deed sales are generally structured so that the customer pays a contracted price per volume, measured in thousands of board feet (MBF), and revenue is recognized when control is transferred to the customer, which generally occurs on the effective date of the contract. The value of a timber deed contract is determined based on the estimated timber volume by tree species multiplied by the contracted price. Commercial thinning consists of the selective cutting of timber stands that have not yet reached optimal harvest age. However, this timber does have some commercial value and revenue is based on the volume harvested. Royalty revenue from gravel mines and quarries is recognized monthly based on the quantity of material extracted.

The following table presents revenue for the years ended December 31, as follows:

(in thousands)	2018	2017	2016
Partnership Timber
Log sale revenue - domestic	$34,789	$28,126	$26,710
Log sale revenue - export brokers (indirect)	8,249	8,967	7,113
Timber deed sale revenue	92	422	347
Other revenue	2,292	2,157	2,105
Total revenue	$45,422	$39,672	$36,275

Funds Timber
Log sale revenue - domestic	$27,981	$15,490	$16,229
Log sale revenue - export brokers (indirect)	9,281	15,457	2,936
Timber deed sale revenue	11,440	2,337	1,440
Other revenue	1,117	558	424
Total revenue	$49,819	$33,842	$21,029

Timberland Investment Management (TIM)

The TIM segment provides investment management, disposition, and technical forestry services in connection with the 134,000 acres owned by the Funds. Fee revenue generated by the TIM segment for managing the Funds includes fixed components related to invested capital and acres under management, and a variable component related to harvest volume from the Funds’ tree farms. These fees, which represent an operating expense in the Funds Timber segment, are eliminated in consolidation. This elimination is illustrated in note 15. The TIM segment occasionally earns revenue from providing timberland management-related consulting services to third-parties and recognizes such revenue as the related services are provided.

Real Estate

The Real Estate segment’s activities consist of managing a portfolio of 2,000 acres in Washington and investing in and later selling improved properties, holding properties for later development and sale, and managing commercial properties. Revenue is generated primarily from sales of land, sales of development rights known as conservation easements (CE’s), sales of unimproved land from the Partnership’s timberland portfolio, and residential and commercial rents. The Partnership considers the sale of land and CE’s to be part of its normal operations and therefore recognizes revenue from such sales and cost of sales for the Partnership’s basis in the property sold. CE sales allow us to retain harvesting and other timberland management rights, but bar any future subdivision of or real estate development on the property. Cash generated from these sales is included in cash flows from operations on the Partnership’s statements of cash flows.

Revenue on real estate sales is recorded on the date the sale closes. When a real estate transaction is closed with obligations to complete infrastructure or other construction, the portion of the total contract allocated to the post-closing obligations may be recognized over time as that work is performed, provided the customer either simultaneously receives and consumes the benefits as we perform under the contract, our performance creates or enhances the asset controlled by the customer, or we do not create an asset with an alternative use to the customer and we have an enforceable right to payment for the performance completed. Otherwise, revenue is recognized once the post-closing obligations are completed. Progress towards the satisfaction of our performance obligations is generally measured based on costs incurred relative to the total cost expected to be incurred for the performance obligations.

The following table breaks down revenue for the Real Estate segment for the years ended December 31, as follows:

	2018	2017	2016

Conservation land sale	$—	$5,056	$2,360
Conservation easements	3,730	—	2,080
Gig Harbor residential	—	14,157	15,247
Gig Harbor commercial	—	3,500	—
Bremerton residential	1,375	—	—
Other residential	751	2,255	—
Other commercial	400	—	—
Unimproved land	205	—	1,784
Total land sales	6,461	24,968	21,471
Rentals and other	1,843	1,332	1,645
Total revenue	$8,304	$26,300	$23,116

3.	ORM TIMBER FUND II, INC. (FUND II), ORM TIMBER FUND III (REIT) INC. (FUND III), AND ORM TIMBER FUND IV LLC. (FUND IV) (COLLECTIVELY, “THE FUNDS”)

The Funds were formed by ORMLLC for the purpose of attracting capital to purchase timberlands. The objective of these Funds is to generate a return on investments through the acquisition, management, value enhancement, and sale of timberland properties. Each Fund is organized to operate for a specified term from the end of its respective investment period; ten years for each of Fund II and Fund III, and fifteen years for Fund IV. Fund II is scheduled to terminate in March 2021 and Fund III is scheduled to terminate in December 2025. Fund IV will terminate on the fifteenth anniversary of the end of its drawdown period. Fund IV’s drawdown period will end on the earlier of the placement of all committed capital or December 31, 2019, subject to certain extension provisions.

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

The consolidated financial statements exclude management fees paid by the Funds to ORMLLC as they are eliminated in consolidation. See note 15 for a breakdown of operating results before and after such eliminations. The portion of these fees, among other items of income and expense, attributed to third-party investors is reflected as an adjustment to income in the Partnership’s Consolidated Statement of Comprehensive Income under the caption “Net (income) loss attributable to noncontrolling interests - ORM Timber Funds.”

In January 2017, Fund II closed on the sale of one of its tree farms, located in northwestern Oregon, for $26.5 million. The Partnership’s share of the pretax profit or loss generated by this tree farm was a gain of $12.5 million and a loss of $23,000 for the years ended December 31, 2017, and 2016, respectively.

In January 2018, Fund IV closed on the acquisition of two tree farms, one in southwestern Oregon and one in south Puget Sound, Washington, for $33.6 million and $80.4 million, respectively. The partnership’s share of the combined purchase price was $17.1 million. At December 31, 2017, Fund IV had paid deposits of $5.7 million for these acquisitions, which are included in other assets. The combined purchase price was allocated $100.7 million to timber and roads, and $13.3 million to the underlying land.

In October 2018, Fund IV closed on the acquisition of a tree farm in south Puget Sound, Washington for $32.3 million, of which the Partnership’s share was $4.8 million. The purchase price was allocated $27.1 million to timber and roads, and $5.2 million to the underlying land. In January 2019, Fund IV closed on the acquisition of 7,100 acres of timberland in south central Washington for $20.3 million, of which the Partnership’s share was $3.0 million. At December 31, 2018, Fund IV had paid deposits of $1.0 million, which is included in other assets.

The Partnership’s consolidated balance sheets include Fund II, Fund III, and Fund IV assets and liabilities at December 31, 2018, and 2017, which were as follows:

(in thousands)	2018	2017
Cash	$3,330	$1,636
Other current assets	4,931	2,481
Total current assets	8,261	4,117
Properties and equipment, net of accumulated depreciation	360,163	235,046
Other long-term assets	1,962	5,683
Total assets	$370,386	$244,846

Current liabilities	$3,237	$2,862
Long-term debt	57,313	57,291
Other long-term liabilities	300	—
Funds’ equity	309,536	184,693
Total liabilities and equity	$370,386	$244,846

The table above includes management fees and other expenses payable to the Partnership of $1.0 million and $657,000 as of December 31, 2018 and 2017, respectively. These amounts are eliminated in the Partnership’s consolidated balance sheets.

4.    PARTNERSHIP TIMBERLAND ACQUISITIONS

During 2018, the Partnership closed on several acquisitions in western Washingon totaling 1,342 acres for $7.2 million. The aggregate purchase price was allocated $6.3 million to timber and roads and $869,000 to the underlying land. The Partnership utilized $598,000 of funds held by like-kind exchange intermediaries to fund a portion of these acquisitions. Part of the consideration paid for one of these transactions involved the conveyance by the Partnership of 365 acres of non-strategic timberland to the seller, valued at $214,000, with the remainder paid in cash

During 2017, the Partnership closed on several acquisitions of timberland in western Washington totaling 1,810 acres for $5.9 million. The aggregate purchase price was allocated $5.1 million to timber and roads and $847,000 to the underlying land.

5.    OTHER ASSETS

Other assets consisted of the following at December 31:

	2018	2017
Deferred tax assets, net	$540	$465
Cash held by like-kind exchange intermediaries	—	598
Contract assets, noncurrent	957	—
Deposits for acquisitions of timberland	1,005	5,688
Investment in Real Estate joint venture entity	5,891	5,895
Advances to Real Estate joint venture entity	804	—
Notes receivable	57	2,625
Other	1	37
Total	$9,255	$15,308

The long-term portion of contract assets represents the portion of timber deed sales expected to be received after December 31, 2019. See note 2 for further information on these timber deed sales.

In 2017, the Partnership formed Ferncliff Management and Ferncliff Investors for the purpose of raising capital from third parties to invest in an unconsolidated real estate joint venture entity, Bainbridge Landing LLC, that is developing a 5-acre parcel on Bainbridge Island, Washington into a multi-family community containing apartments and townhomes. Sales of the townhomes and leasing of apartments is expected to commence in 2019. As described in Note 1, Ferncliff Management is the manager and 33.33% owner of Ferncliff Investors, with the remaining ownership interest held by third-party investors. Ferncliff Investors holds a 50% interest in Bainbridge Landing LLC that owns and is developing the property.

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

Advances to Real Estate joint venture entity represents advances made by Ferncliff Investors Bainbridge Landing LLC to fund a portion of the construction costs associated with the project. The advances will be repaid with proceeds from the sale of townhomes, which is expected to occur in 2020.

The notes receivable included in other assets resulted from the sale in 2017 of an 11-acre parcel from the Partnership’s Harbor Hill project to the City of Gig Harbor for $3.5 million, and the sale in 2018 of an undeveloped parcel for $80,000. The City of Gig Harbor paid $875,000 at closing and issued a promissory note for the remaining $2.6 million, which it repaid early in December 2018. The buyer of the undeveloped parcel paid $20,000 at closing and issued a promissory note for the remaining $60,000. The note is collateralized by the property, bears interest at 6.00%, and is due in monthly installments with a balloon payment in December 2022.

6.    LONG-TERM DEBT

	At December 31,
(in thousands)	2018	2017
Partnership debt:
$30.0 million revolving line of credit with Northwest Farm Credit Services (NWFCS), variable interest based on LIBOR plus margin of 1.60% (3.95% at December 31, 2018) with quarterly interest-only payments and collateralized by timberlands (matures October 2023)	$16,400	16,200
Mortgage payable to NWFCS, collateralized by Poulsbo headquarters:
Interest at 3.80% with monthly principal and interest payments, (matures January 2023)	2,337	2,460
$71.8 million credit facility payable to NWFCS with quarterly interest-only payments, collateralized by Partnership timberlands, with the following tranches:
Interest at 6.40% (matures September 2019)	9,800	9,800
Interest at LIBOR plus 1.60% (3.95% at December 31, 2018) (matures October 2024)	6,000	—
Interest at 6.05% (matures July 2025)	10,000	10,000
Interest at LIBOR plus margin of 2.20% (refinanced in October 2018)	—	10,000
Interest at 3.89% (matures July 2026)	11,000	11,000
Interest at 4.13% (matures July 2028)	11,000	11,000
Interest at 5.34% (matures October 2034)	8,000	—
Interest at 5.34% (matures October 2035)	8,000	—
Interest at 5.42% (matures October 2036)	8,000	—
$40.0 million delayed-draw facility, quarterly interest-only payments with ultimate maturity of October 2028, collateralized by Partnership timberlands, with the following tranche:
Interest based on LIBOR plus margin of 1.60% (3.95% at December 31, 2018)	4,000	—
Total Partnership debt	94,537	70,460
Less unamortized debt issuance costs	(481)	(300)
Less current portion	(128)	(123)
Long-term debt, less unamortized debt issuance costs and current portion - Partnership	93,928	70,037

As described in note 7, Partnership’s and Fund III’s debt arrangements with NWFCS includes an annual rebate of interest expense (patronage).

In October 2018, the Partnership amended its timberland mortgage credit facilities (Credit Agreement) with NWFCS to increase its borrowing capacity. Under the $71.8 million facility, variable-rate loan segments may be converted to fixed-rate loan segments with maturities from 1 - 10, 12, 15, or 18 years, not to exceed the ultimate maturity dates above. Any such fixed-rate loan segment will bear interest, paid quarterly, at the lender’s pricing index at the time of conversion plus margins of 1.60%, for maturities up to five years, and 1.65% for maturities greater than five years.

The Partnership may borrow at any time under the $40.0 million delayed-draw facility through October 2023, subject to certain conditions in the Credit Agreement. Borrowings may bear interest, paid quarterly, at variable or fixed rates at the election of the Partnership. Variable-rate segments bear interest at LIBOR plus a margin of 1.60%. Fixed-rate segments bear interest at the lenders pricing index at the time of borrowing plus a margin of 1.60%, for maturities up to five years, and 1.65% for maturities greater than five years. Variable-rate segments may be converted to fixed-rate segments at the election of the Partnership. Fixed-rate loan segments must be for a minimum of $5.0 million, and no more than five such fixed-rate loan segments may be outstanding at any time. Fixed-rate loan segment maturities may be from one through ten years at the election of the Partnership, not to exceed the ultimate maturity of October 2028.

The Credit Agreement also includes an accordion feature that the Partnership may exercise in the future, subject to lender approval, to increase borrowing capacity by up to $50.0 million under either the $40.0 million facility or the $71.8 million facility. Any draws on the accordion feature must be in $15.0 million minimum increments with no more than three such draws.

The Partnership may use borrowing capacity under these facilities to repay the $9.8 million fixed-rate loan segment that matures in September 2019. Accordingly, this loan segment is reflected in long-term debt.

The amended credit facilities eliminated the 3:1 interest coverage ratio covenant that had previously applied to the loans. Instead, the interest coverage ratio will be calculated quarterly, and the interest margins will be adjusted if the interest coverage ratio is below 3:1. The maximum interest margin is 2.20%, for variable-rate loan segments and prospective fixed-rate loan segments with maturities up to five years, and 2.50% for prospective fixed-rate loan segments with maturities greater than five years. The lender may reset the interest margin in October 2023, for the $40.0 million delayed-draw facility, and in October 2023, 2028, and 2033, for the $71.8 million facility.

The amended credit facilities retain the requirements that the Partnership 1) not exceed a maximum debt-to-capitalization ratio of 30%, with total capitalization calculated using fair market (rather than carrying) value of all Partnership timberland, roads and timber, and 2) not exceed a maximum loan-to-appraised value of collateral of 50%. The Partnership is in compliance with these covenants as of December 31, 2018.

(in thousands)	At December 31,
ORM Timber Funds debt:	2018	2017
Fund II Mortgages payable to MetLife, collateralized by Fund II timberlands with quarterly interest payments (matures September 2020), as follows:
Interest at 4.85%	$11,000	$11,000
Interest at 3.84%	14,000	14,000
Fund III mortgages payable to NWFCS, collateralized by Fund III timberlands with quarterly interest payments, as follows:
Interest at 5.10% (matures December 2023)	17,980	17,980
Interest at 4.45% (matures October 2024)	14,400	14,400
Total ORM Timber Funds debt	57,380	57,380
Less unamortized debt issuance costs	(67)	(89)
Less current portion	—	—
Long-term debt, less unamortized debt issuance costs and current portion - Funds	$57,313	$57,291

Fund II’s debt agreement contains a requirement to maintain a loan-to-value ratio of less than 50%, with the denominator defined as fair market value of the timberland pledged as collateral. Fund II is in compliance with this covenant as of December 31, 2018.

Fund III’s debt agreement contains a requirement to maintain a minimum interest coverage ratio, a minimum level of working capital, and a loan-to-value ratio of less than 50%, with the denominator defined as fair market value. Fund III is in compliance with these covenants as of December 31, 2018.

At December 31, 2018, principal payments on long-term debt for the next five years and thereafter are due as follows (in thousands):

	Partnership	Funds
2019	128	—
2020	133	25,000
2021	138	—
2022	143	—
2023	18,195	17,980
Thereafter	75,800	14,400
Total	$94,537	$57,380

7.    INTEREST, NET

Interest expense, net comprised the following for the years ended December 31:

(in thousands)	2018	2017	2016

Interest income - Partnership	$132	$3	$11
Interest expense - Partnership	(3,075)	(2,644)	(1,895)
Interest expense - Funds	(2,247)	(2,321)	(2,255)
Capitalized interest - Partnership	295	491	733
Interest expense, net	$(4,895)	$(4,471)	$(3,406)

Each of the Partnership’s and Fund III’s debt arrangements with NWFCS includes an annual rebate of interest expense (patronage). Interest expense was reduced by $1.4 million, $1.0 million and $810,000 in 2018, 2017, and 2016, respectively, which reflects estimated patronage to be refunded in the following year with the related receivable reflected in accounts receivable.

Accrued interest relating to all debt instruments was $1.8 million and $1.3 million at December 31, 2018 and 2017, respectively, and is included in accrued liabilities.

8.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The Partnership’s consolidated financial instruments include cash and accounts receivable, for which the carrying amount of each represents fair value based on their short-term nature. Carrying amounts of notes receivable also approximate fair value given the current market interest rates. The fair value of the Partnership’s and Funds’ combined fixed-rate debt, having a carrying value of $125.5 million and $101.6 million as of December 31, 2018 and 2017, respectively, has been estimated based on current interest rates for similar financial instruments, Level 2 inputs in the Fair Value Hierarchy, to be approximately $126.3 million and $104.6 million, respectively.

9.    INCOME TAXES

The Partnership itself is not subject to income taxes. Instead, partners are taxed on their share of the Partnership’s taxable income, whether or not cash distributions are paid. The Partnership’s and Funds’ corporate subsidiaries, however, are subject to income taxes. The following tables provide information on the impact of income taxes in taxable subsidiaries. Consolidated income (loss) is reconciled to income (loss) before income taxes in corporate subsidiaries for the years ended December 31 as follows:

(in thousands)	2018	2017	2016
Income before income taxes	$7,741	$25,581	$2,215
Income in entities that pass-through pre-tax earnings to the partners	7,273	23,089	1,500
Income subject to income taxes	$468	$2,492	$715

The provision for income taxes relating to corporate subsidiaries of the Partnership and Funds consist of the following income tax benefit (expense) for each of the years ended December 31:

(in thousands)	2018	2017	2016
Current	$(180)	$(888)	$(185)
Deferred	76	(288)	(67)
Total	$(104)	$(1,176)	$(252)

Included in the deferred income tax expense for 2018, 2017, and 2016 are $67,000, $109,000, $115,000 related to the utilization of net operating loss carryforwards. The Partnership also recorded an excess tax benefit from equity-based compensation of $53,000 for the year ended December 31, 2016, to partners’ capital. There was no excess tax benefit recorded for 2018 or 2017 as a result of the adoption of ASU 2016-09.

A reconciliation between the federal statutory tax rate and the Partnership’s effective tax rate is as follows for each of the years ended December 31:

	2018	2017	2016
Statutory tax on income	21%	34%	34%
Income from entities that pass-through pre-tax earnings to the partners	(20)%	(30)%	(23)%
Effect on deferred tax assets of change in income tax rate	—%	1%	—%
Effective income tax rate	1%	5%	11%

The Tax Cuts and Jobs Act passed by Congress in December 2017 reduced the corporate income tax rate to 21% from 34%. This had the impact of decreasing deferred tax assets by $264,000 and increasing the 2017 effective income tax rate by 1%.

The net deferred tax assets are included in other assets on the consolidated balance sheets and are comprised of the following:

(in thousands)	2018	2017	2016
Compensation-related accruals	$454	$359	$456
Net operating loss carryforwards	87	123	284
Depreciation	(16)	15	16
Other	14	(32)	(3)
Total	$539	$465	$753

The federal net operating loss carryforwards in the table above expire in 2033 through 2035.

10.    UNIT INCENTIVE PLAN

One of the two components of a management incentive compensation program adopted in 2010 (2010 Incentive Compensation Program) is the Performance Restricted Unit (PRU) plan which includes both an equity and cash component. Compensation expense relating to the equity component is recognized over a 4-year future service period. On the date of grant, the restricted units are owned by the employee, officer, or director of the Partnership, subject to a trading restriction that is in effect during the vesting period. As of December 31, 2018, total compensation expense not yet recognized related to non-vested awards was $1.6 million with a weighted average 20 months remaining to vest.

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

Directors may elect to receive all or a portion of their quarterly board compensation in the form of unrestricted units rather than cash. Such units are included in equity compensation expense. During 2018, 2017 and 2016, the Partnership granted 1,637, 2,213, and 1,794 unrestricted units, respectively, to directors in payment of their board compensation.

Total equity compensation expense was $1.1 million, $1.1 million and $919,000 for 2018, 2017 and 2016, respectively. As of December 31, 2018, accrued liabilities included $1.9 million relating to the 2010 Incentive Compensation Program, with $597,000 of that total attributable to the cash component of the PRU and the balance of $1.3 million attributable to the LTIP. This compares with December 31, 2017, when accrued liabilities included $1.3 million, with $426,000 related to the cash-payout component of the PRU and the balance of $908,000 attributable to the LTIP.

The Partnership’s 2005 Unit Incentive Plan (the 2005 Plan) authorized the granting of nonqualified equity compensation to employees, officers, and directors of the Partnership and provides a one-way linkage to the 2010 Incentive Compensation Program because it (2005 Plan) established the formal framework by which unit grants, options, etc., can be issued. The 2010 Incentive Compensation Program does not affect the existence or availability of the 2005 Unit Incentive Plan or change its terms. Upon the vesting of restricted units, grantees have the choice of tendering back units to pay for their minimum tax withholdings. A total of 1,105,815 units have been authorized for issuance under the 2005 Plan of which there are 858,267 units authorized but unissued as of December 31, 2018.

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

Restricted unit activity for the three years ended December 31, 2018 was as follows:

	Units	Weighted Avg Grant Date Fair Value ($)
Outstanding December 31, 2015	36,047	59.96
Grants	15,016	64.67
Vested	(12,789)	55.97
Forfeited	(436)	62.49
Tendered back to pay tax withholding	(2,345)	57.41
Outstanding December 31, 2016	35,493	59.96
Grants	20,893	66.10
Vested	(14,190)	66.48
Forfeited	(1,550)	65.02
Tendered back to pay tax withholding	(1,432)	65.65
Outstanding December 31, 2017	39,214	64.62
Grants	16,605	69.98
Vested	(15,151)	65.03
Tendered back to pay tax withholding	(1,466)	64.59
Outstanding December 31, 2018	39,202	66.72

11.    UNIT REPURCHASE PLAN AND DISTRIBUTION REINVESTMENT PLAN

In May 2017, the Partnership adopted a unit repurchase plan under Rule 10b5-1 of the Securities Exchange Act of 1934 and extended and expanded the plan on December 7, 2017. The plan allowed for the repurchase of units with an aggregate value of up to $2.5 million through December 7, 2018. The Partnership repurchased 18,101 units with an aggregate value of $1.3 million during 2017 and 16,542 units with an aggregate value of $1.2 million during 2018.

In June 2017, the Partnership adopted a Distribution Reinvestment Plan (DRP) under which unitholders may elect to reinvest their cash distributions to acquire newly issued units. The Partnership has registered 225,000 units for issuance under the DRP. The Partnership issued 122 units under the DRP during 2017 and 3,069 during 2018.

12.    EMPLOYEE BENEFITS

As of December 31, 2018, all employees of the Partnership and its subsidiaries are eligible to receive benefits under a defined contribution plan. During the years 2016 through 2018 the Partnership matched 50% of employees’ contributions up to 8% of an individual’s compensation. The Partnership’s contributions to the plan amounted to $222,000, $195,000, and $182,000 for the years ended December 31, 2018, 2017, and 2016, respectively.

13.    COMMITMENTS AND CONTINGENCIES

Environmental remediation

The Partnership has an accrual for estimated environmental remediation costs of $9.1 million and $5.0 million as of December 31, 2018 and 2017, respectively. The environmental remediation liability represents management’s best estimate of payments to be made to remedy and monitor certain areas in and around the millsite of Port Gamble and Port Gamble Bay. The liability at December 31, 2018 is comprised of $1.1 million that the Partnership expects to expend in the next 12 months and $8.0 million thereafter.

In December of 2013, a consent decree (CD) and a Clean-up Action Plan (CAP) related to Port Gamble Bay were finalized with the Washington State Department of Ecology (DOE) and filed with Kitsap County Superior Court. Construction activity commenced in late September 2015. The required in-water construction activity was completed in January 2017. By the end of the third quarter of 2017, the sediments dredged from the Bay were moved to their permanent storage location on property owned by the Partnership a short distance from the town of Port Gamble. This effectively concluded the component of the project related to the in-water cleanup of Port Gamble Bay.

Management has adjusted the liability from time to time based on evolving circumstances, including increases to the liability of $5.6 million and $7.7 million in 2018 and 2016, respectively. Following is a summary of each of these adjustments and the next steps for the project:

2018 Adjustments and next steps
During 2018, the Partnership has been working with the Washington State Department of Ecology (DOE) to formulate the design of the millsite cleanup. It was discovered during the second quarter that a greater volume of soil will need to be removed from the millsite than had been previously anticipated. The discovery of a higher volume of material to excavate, related capping, and updated estimates of long-term monitoring costs, led to an increase in the accrual of $2.9 million in the second quarter of 2018.
During the second half of 2018, refinement of the design of the millsite cleanup continued and a draft remedial investigation and feasibility study (RI/FS) was submitted to DOE in January 2019 that contains the proposed scope of the millsite cleanup.

As disclosed previously, certain environmental laws allow state, federal, and tribal trustees (collectively, the Trustees) to bring suit against property owners to recover damages for injuries to natural resources. Like the liability that attaches to current property owners in the cleanup context, liability for natural resource damages (NRD) can attach to a property owner simply because an injury to natural resources resulted from releases of hazardous substances on that owner’s property, regardless of culpability for the release. In the case of Port Gamble, the Trustees are alleging that the Partnership has NRD liability because of releases that occurred on its property. The Partnership has been in discussions with the Trustees regarding their claims and the alleged conditions in Port Gamble Bay, and has also been discussing restoration alternatives that might address the damages the Trustees allege. These discussions have progressed to the point where management believes it can now identify a short list of restoration projects that will resolve the Trustees’ NRD claims.

Management has re-evaluated the liability to incorporate the information included in the RI/FS submission for the millsite and the current status of the discussions with the NRD trustees, and recorded an additional $2.7 million increase to the liability in December 2018. This, along with the second quarter adjustment described above, brings the total adjustment to the liability to $5.6 million for 2018.

The RI/FS for the millsite will be reviewed by DOE prior to being finalized. This will be followed by the development of a CAP that will outline the specific cleanup plan for the millsite and will be codified in a consent decree. For the NRD component of the project, discussions with the Trustees will continue, and management expects those discussions will ultimately result in a settlement agreement. At present, management expects the CAP and consent decree for the millsite and the NRD settlement agreement to be finalized in 2019. In both cases, it is reasonably possible that cost estimates could change as a result of changes to either the millsite cleanup or the NRD restoration components of the liability, or both. Management currently expects the millsite cleanup and NRD restoration projects to occur over the next two to three years.

Finally, there will be a monitoring period of approximately 15 years during which the Partnership will monitor conditions in the Bay, on the millsite, and at the storage location of the dredged and excavated sediments. During this monitoring phase, conditions may arise that require corrective action, and monitoring protocols may change over time. In addition, extreme weather events could cause damage to the sediment caps that would need to be repaired. These factors could result in additional costs.
2016 Adjustment

In the fourth quarter of 2016, areas in the bay were encountered that contained a greater number of pilings and a higher volume of wood waste than was anticipated, requiring additional cleanup activity. In early 2017, management decided to use property owned by the Partnership a short distance from the town of Port Gamble as the primary permanent storage location for the dredged sediments rather than leaving them on the millsite as planned previously. Management also reassessed its estimates of long-term monitoring costs, taking into account the higher volume of material and the new expected storage location for the sediments. Finally, management updated its estimates for consulting and professional fees to address the NRD claim associated with the project. The combination of these factors resulted in the Partnership recording a $7.7 million increase in its liability at December 31, 2016.

Changes in the environmental liability for the last three years are as follows:

(in thousands)	Balances at the Beginning of the Period	Additions to Accrual	Expenditures for Remediation	Balance at Period-end
Year ended December 31, 2016	$16,761	$7,700	$11,691	$12,770
Year ended December 31, 2017	12,770	—	7,791	4,979
Year ended December 31, 2018	4,979	5,600	1,496	9,083

Performance bonds
In the ordinary course of business, and as part of the entitlement and development process, the Partnership is required to provide performance bonds to ensure completion of certain public facilities. The Partnership had outstanding performance bonds of $7.5 million and $14.6 million at December 31, 2018 and 2017, respectively. The bonds relate primarily to development activity in connection with pending and completed sales from our Harbor Hill project in Gig Harbor.

Supplemental Employee Retirement Plan
The Partnership has a supplemental employee retirement plan for a retired employee. The plan provides for a retirement income of 70% of his base salary at retirement after taking into account both 401(k) and Social Security benefits with a fixed payment set at $25,013 annually. The recorded balance of the projected liability was $126,000 and $136,000 as of December 31, 2018 and 2017, respectively.

Contingencies
The Partnership may, from time to time, be a defendant in various lawsuits arising in the ordinary course of business. Management believes Partnership losses related to such lawsuits, if any, will not have a material adverse effect to the Partnership’s consolidated financial condition or results of operations or cash flows.

14.    RELATED PARTY TRANSACTIONS

Pope MGP, Inc. is the managing general partner of the Partnership and receives an annual management fee of $150,000.

15.    SEGMENT AND MAJOR CUSTOMER INFORMATION

The Partnership’s operations are classified into four segments: Partnership Timber, Funds Timber, Timberland Investment Management (TIM), and Real Estate. See Note 2 for a description of the primary activities of each of these segments.

Beginning with the first quarter of 2018, we measure segment performance based on Adjusted EBITDDA in addition to operating income. We define Adjusted EBITDDA as earnings, on an internal basis, before interest, taxes, depletion, depreciation, amortization, gain or loss on sales of timberland, and environmental remediation expense. The following tables reconcile internally reported operating income (loss) from operations to Adjusted EBITTDA.

In addition, we changed our internal reporting and our segment reporting to segregate our former “Fee Timber” segment into two segments: “Partnership Timber” includes the operating results of the Partnership’s 100%-owned timberland, while “Funds Timber” includes the operating results of its three private equity timber funds. Our chief operating decision maker reviews internal financial reporting information at the Partnership Timber and Funds Timber level to allocate resources and evaluate the results of the business. Prior period segment disclosures have been revised to reflect our current segment structure.

In 2018, we changed our method of reporting costs incurred by our Partnership Timber segment on behalf of the TIM segment. We reclassified $332,000 and $203,000 of operating expenses in 2017 and 2016, respectively, from the Partnership Timber segment to the TIM segment to conform to the current year presentation.

In the presentation of the Partnership’s revenue and operating income (loss) by segment, all inter-segment revenue and expense is eliminated to determine operating income (loss) reported externally. The following tables reconcile internally reported income (loss) from operations to externally reported income (loss) from operations by business segment.

For the year ended December 31, 2018, the Partnership had one customer that represented 13% and another that represented 11% of consolidated revenue. For the year ended December 31, 2017 the Partnership had one customer that represented 12% and another that represented 11% of consolidated revenue. In 2016, the Partnership had one customers that represented 17% of consolidated revenue.

Identifiable assets are those used exclusively in the operations of each reportable segment or those allocated when used jointly. The Partnership does not allocate cash, accounts receivable, certain prepaid expenses, or the cost basis of the Partnership’s administrative office for purposes of evaluating segment performance by the chief operating decision maker.

Details of the Partnership’s operations by business segment for the years ended December 31 are as follows:

(in thousands)
2018	Partnership Timber	Funds Timber	TIM	Real Estate	Other	Consolidated
Revenue internal	$45,916	$49,819	$4,576	$8,807	$—	$109,118
Eliminations	(494)	—	(4,567)	(503)		(5,564)
Revenue external	45,422	49,819	9	8,304	—	103,554

Cost of sales	(17,828)	(36,732)	—	(3,527)	—	(58,087)
Operating, general and administrative expenses - internal	(6,943)	(9,239)	(4,566)	(4,723)	(7,324)	(32,795)
Eliminations	675	4,567	71	144	107	5,564
Operating, general and administrative expenses - external	(6,268)	(4,672)	(4,495)	(4,579)	(7,217)	(27,231)
Environmental remediation	—	—	—	(5,600)	—	(5,600)
Income (loss) from operations - internal	21,145	3,848	10	(5,043)	(7,324)	12,636
Eliminations	181	4,567	(4,496)	(359)	107	—
Income (loss) from operations - external	$21,326	$8,415	($4,486)	($5,402)	($7,217)	$12,636

Income (loss) from operations - internal	$21,145	$3,848	$10	($5,043)	($7,324)	$12,636
Depletion, depreciation, and amortization	4,228	23,009	72	270	72	27,651
Environmental remediation	—	—	—	5,600	—	5,600
Adjusted EBITDDA	$25,373	$26,857	$82	$827	($7,252)	$45,887

(in thousands)
2017	Partnership Timber	Funds Timber	TIM	Real Estate	Other	Consolidated
Revenue internal	$40,004	$33,842	$3,377	$26,737	$—	$103,960
Eliminations	(332)	—	(3,368)	(437)	—	(4,137)
Revenue external	39,672	33,842	9	26,300	—	99,823

Cost of sales	(14,874)	(26,910)	—	(16,200)	—	(57,984)
Operating, general and administrative expenses - internal	(6,177)	(7,261)	(3,593)	(5,594)	(5,846)	(28,471)
Eliminations	506	3,368	73	86	104	4,137
Operating, general and administrative expenses - external	(5,671)	(3,893)	(3,520)	(5,508)	(5,742)	(24,334)
Gain (loss) on sale of timberland	—	12,547	—	—	—	12,547
Income (loss) from operations - internal	18,953	12,218	(216)	4,943	(5,846)	30,052
Eliminations	174	3,368	(3,295)	(351)	104	—
Income (loss) from operations - external	$19,127	$15,586	($3,511)	$4,592	($5,742)	$30,052

Income (loss) from operations - internal	$18,953	$12,218	($216)	$4,943	($5,846)	$30,052
Depletion, depreciation, and amortization	4,121	15,170	32	279	55	19,657
Gain on sale of timberland	—	(12,547)	—	—	—	(12,547)
Adjusted EBITDDA	$23,074	$14,841	($184)	$5,222	($5,791)	$37,162

(in thousands)
2016	Partnership Timber	Funds Timber	TIM	Real Estate	Other	Consolidated
Revenue internal	$36,478	$21,029	$3,275	$23,419	$—	$84,201
Eliminations	(203)	—	(3,267)	(303)	—	(3,773)
Revenue external	36,275	21,029	8	23,116	—	80,428

Cost of sales	(15,497)	(17,145)	—	(14,631)	—	(47,273)
Operating, general and administrative expenses - internal	(6,152)	(5,974)	(2,888)	(4,441)	(5,147)	(24,602)
Eliminations	331	3,267	57	47	71	3,773
Operating, general and administrative expenses - external	(5,821)	(2,707)	(2,831)	(4,394)	(5,076)	(20,829)
Environmental remediation	—	—	—	(7,700)	—	(7,700)
Gain (loss) on sale of timberland	769	226	—	—	—	995
Income (loss) from operations - internal	15,598	(1,864)	387	(3,353)	(5,147)	5,621
Eliminations	128	3,267	(3,210)	(256)	71	—
Income (loss) from operations - external	$15,726	$1,403	($2,823)	($3,609)	($5,076)	$5,621

Income (loss) from operations - internal	$15,598	($1,864)	$387	($3,353)	($5,147)	$5,621
Depletion, depreciation, and amortization	3,771	9,073	32	387	65	13,328
Environmental remediation	—	—	—	7,700	—	7,700
Gain on sale of timberland	(769)	(226)	—	—	—	(995)
Adjusted EBITDDA	$18,600	$6,983	$419	$4,734	($5,082)	$25,654

(in thousands)	2018	2017	2016
Depletion, depreciation, and amortization
Partnership Timber	$4,228	$4,121	$3,771
Funds Timber	23,009	15,170	9,073
Timberland Investment Management	72	32	32
Real Estate	270	279	387
G&A	72	55	65
	27,651	19,657	13,328
Amortization of debt issuance costs	74	64	48
Total	$27,725	$19,721	$13,376

Assets	2018	2017	2016
Partnership Timber	$94,353	$91,206	$87,419
Funds Timber	370,386	244,846	266,401
Timberland Investment Management	211	83	325
Real Estate	36,382	39,420	38,988
G&A	6,917	5,118	5,917
Total	$508,249	$380,673	$399,050

Capital and Land Expenditures	2018	2017	2016
Partnership Timber	$8,186	$7,168	$40,745
Funds Timber	143,445	6,808	859
Timberland Investment Management	192	32	13
Real Estate project expenditures	3,210	7,588	13,993
Real Estate-other	213	2	128
G&A	65	58	20
Total	$155,311	$21,656	$55,758

16.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in thousands, except per unit amounts)	Revenue	Income (loss) from operations	Net and comprehensive income (loss) attributable to unitholders	Basic and diluted earnings (loss) per unit
2018
First quarter	$24,987	$6,957	$5,718	$1.31
Second quarter	27,912	3,809	199	0.04
Third quarter	28,008	4,172	2,644	0.60
Fourth quarter	22,647	(2,545)	(1,778)	(0.41)
2017
First quarter	$17,345	$12,684	$3,370	$0.77
Second quarter	15,891	993	158	0.03
Third quarter	18,803	1,805	1,658	0.38
Fourth quarter	47,784	14,570	12,705	2.92

Quarterly fluctuations in data result from the addition and/or deferral of harvest volumes as well as the timing of real estate sales and environmental remediation charges, as disclosed in our quarterly filings. Management considered the disclosure requirements of Item 302(a)(3) and does not note any extraordinary, unusual, or infrequently occurring items except for the environmental remediation charges of $7.7 million, $2.9 million, and $2.7 million in the fourth quarter of 2016, second quarter of 2018, and fourth quarter of 2018, respectively, and the sale of one of Fund II’s tree farms for $26.5 million, with a resulting gain of $12.5 million, in the first quarter of 2017.

Item 9.            CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.          CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

The Partnership’s management maintains a system of internal controls to promote the timely identification and reporting of material, relevant information. Those controls include requiring executive management and all managers in accounting roles to certify their compliance with the Code of Ethics. Additionally, the Partnership’s senior management team meets regularly to discuss significant transactions and events affecting the Partnership’s operations. The Partnership’s executive officers lead these meetings and consider whether topics discussed represent information that should be disclosed under generally accepted accounting principles and the rules of the SEC. The Board of Directors of the Partnership’s managing general partner includes an Audit Committee that is comprised solely of independent directors who meet the requirements imposed by the Securities Exchange Act and the NASDAQ Stock Market. At least one member of our Audit Committee is a “financial expert” within the meaning of applicable NASDAQ rules. The Audit Committee reviews quarterly earnings releases and all reports on Form 10-Q and Form 10-K prior to their filing. The Audit Committee is responsible for hiring and overseeing the Partnership’s external auditors and meets with those auditors at least four times each year, including executive sessions outside the presence of management, generally at each meeting.

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

Management has evaluated the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2018 based on the control criteria established in a report entitled Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, the Partnership’s management has concluded that the Partnership’s internal control over financial reporting was effective as of December 31, 2018.

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

The following table identifies the executive officers and directors of the Managing General Partner as of February 26, 2019. Officers of the Managing General Partner hold identical offices with the Partnership.

Name	Age	Position, Background, and Qualifications to Serve
Thomas M. Ringo (2)	65
President and Chief Executive Officer, and Director, from June 2014 to present. Vice President and CFO from December 2000 to April 2015. Senior Vice President Finance and Client Relations from June 1996 to December 2000. Vice President Finance from November 1991 to June 1996. Treasurer from March 1989 through October 1991 of Pope MGP, Inc. and the Partnership.

William R. Brown (1), (3), (4), (5)	67
Director since October 2015. Member, Board of Directors, Joshua Green Corporation, a privately held investment company, and Urban Renaissance Group, a full-service commercial real estate company. President, Green Diamond Resource Company from 2006 through 2013. Executive Vice President and Chief Financial Officer, Plum Creek Timber Company from 1999 through 2006. Mr. Brown’s experience in the forest products and real estate industries and knowledge of timberland markets in the Pacific Northwest and elsewhere allow him to provide extensive insight into strategic and tactical business issues relevant to the Partnership. In addition, the senior financial leadership positions he has held at other companies allows him to provide valuable financial guidance as a member of the Audit Committee.

John E. Conlin (2), (3), (4)	60
Director since December 2005. Member, Board of Advisors of Fremont Group, 20018 to present. Managing Partner, Veradace Partners, an investment company, 2019 to present. Co-President, NWQ Investment Management Company LLC, 2006 to 2018. Member, Board of Advisors, Victory Park Capital, 2009 to present. Member, Corporate Advisory Board, University of Michigan, Ross School of Business, 2006 to present and currently Chairman. Member, University of Rochester Endowment Committee, 2006 to present. Director, ACME Communications, 2005 to 2008. Director, Cannell Capital Management 2002 to 2006. CEO, Robertson Stephens, Inc, from 2001 to 2003; COO, Robertson Stephens, Inc, from 1999 to 2000. Held numerous positions with Credit Suisse from 1983 to 1999, the last of which was Managing Director. Mr. Conlin’s background in corporate finance, capital-raising and financial analysis bring the Partnership a perspective that is unique among our directors. Moreover, Mr. Conlin offers an ability to assess capital needs, structures and returns relating to the performance and operation of the Partnership, the Funds, and our strategic goals and objectives.

Sandy D. McDade (1), (3), (4)	67
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

Name	Age	Position, Background, and Qualifications to Serve
Maria M. Pope (1), (4)	54
Director since December 2012. President and CEO of Portland General Electric (PGE), an electric utility, since October 2017 and January 2018, respectively. Senior Vice President of Power Supply, Operations and Resource Strategy from March 2013 to October 2017 of PGE. Senior Vice President of Finance, Chief Financial Officer and Treasurer of PGE from 2009 through February 2013; Director, PGE from 2006 through 2008. Vice President and Chief Financial Officer, Mentor Graphics Corporation, a software company, from July 2007 to December 2008. Vice President and General Manager, Wood Products Division of Pope & Talbot, Inc., a pulp and wood products company, from December 2003 to April 2007; Vice President, Chief Financial Officer and Secretary of Pope & Talbot, Inc. from 1999 to 2003. Ms. Pope previously worked for Levi Strauss & Co. and Morgan Stanley & Co., Inc. Ms. Pope has extensive board experience, having served on several U.S. and Canadian corporate boards across a number of industries, including forest products. Ms. Pope is on the board of Umpqua Holdings Corporation (NASDAQ: UMPQ), Oregon Global Warming Commission, and the Oregon Business Council. She previously served on the boards of Sterling Financial Corp. (NASDAQ: STSA), Premera Blue Cross, TimberWest Forest Corp. (TSE: TWF), Oregon Health Sciences University, and was the Chair of the Council of Forest Industries (COFI), Western Canada’s industry association.

Kevin C. Bates	52
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

Michael J. Mackelwich	48
Vice President of Timberland Operations since March 2017. Director of Timberland Operations from December 2013 through February 2017. Area Timber Operations Manager from March 2006 through November 2013. Forester and Senior Forester positions from January 1998 through February 2006. Resource Planning Forester for The Campbell Group from 1996 through 1997.

Daemon P. Repp	44
Vice President and CFO from December 2018 to present. Director of Finance from August 2017 to November 2018, Portfolio Manager from March 2016 to August 2017, Investment Analyst from August 2010 to February 2016.  Financial Analyst and Senior Financial Analyst for Genesee Investments LLC from January 2000 to July 2010.  Asset/Liability Management Analyst for Washington Mutual Bank from August 1999 to January 2000.  Industrial Analyst at Boeing Co. from June 1997 to July 1999.

Jonathan P. Rose	56
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

5)	Designated financial expert for the Board of Directors Audit Committee

Board of Directors of the Managing General Partner

Board Composition. The Managing General Partner’s Certificate of Incorporation provides that directors are divided into two classes, each class serving a period of two years which overlap. The Managing General Partner’s shareholders elect approximately one-half of the members of the Board of Directors annually, and this election is governed by a shareholders agreement between the Managing General Partner’s two stockholders. The terms of the Class A directors expire on December 31, 2020, and the terms of the Class B directors expire on December 31, 2019. The directors’ election to the Board of Directors is subject to a voting agreement between the Managing General Partner’s two shareholders, Ms. Maria M. Pope and Mrs. Emily T. Andrews. Sandy D. McDade serves as Mrs. Andrews’ appointee to the Board of Directors. The Board of Directors met nine times in 2018, with six of the meetings in person to discuss Partnership matters. The composition of our Board of Directors is established by the Limited Partnership Agreement and by the Managing General Partner’s shareholders agreement, and accordingly, as permitted by NASDAQ Rules IM-5065-7 and 5615(a)(4), board nominations are not made or approved by a separate nominating committee or by a majority of the independent directors.

Past Directorships. During the period 2014 through 2018, Ms. Pope served on boards of other public companies as outlined in the following table.

Individual’s Name	Name of Public Company	Term of Directorship
Maria M. Pope	Umpqua Holdings Corporation (NASDAQ:UMPQ) Sterling Financial Corporation (NASDAQ:STSA)	2014 - present 2013 - 2014

Board Leadership Structure. The Board does not utilize a Chairman. The CEO generally calls meetings of the Board and sets schedules and agendas for such meetings. The CEO regularly communicates with all directors on key issues and concerns outside of Board meetings and endeavors to ensure that information provided to the Board is sufficiently timely and complete to facilitate Board member fulfillment of responsibilities. As the individual with primary responsibility for managing the Partnership’s day-to-day operations, the CEO is best positioned to chair regular Board meetings where key business and strategic issues are discussed. The Board utilized Mr. McDade as a “lead director” in 2018. His chief responsibility in this regard is to chair executive sessions of the non-management directors which are conducted as a part of every Board meeting.

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

Audit Committee. The Audit Committee of the Board of Directors is comprised of three independent directors who comply with the Exchange Act and NASDAQ’s qualification and independence requirements for Audit Committee members. The Audit Committee met to discuss the Partnership four times during 2018. The Audit Committee’s Chairman and designated financial expert is William R. Brown. John E. Conlin and Sandy D. McDade also serve on the Audit Committee. See report of the Audit Committee on financial statements below.

Human Resources Committee. The Human Resources Committee is responsible for (1) establishing compensation programs for executive officers and senior management of the Partnership designed to attract, motivate, and retain key executives responsible for the success of the Partnership as a whole; (2) administering and maintaining such programs in a manner that will benefit the long-term interests of the Partnership and its unitholders; and (3) determining the salary, bonus, unit option, and other compensation of the Partnership’s executive officers and senior management. The Human Resources Committee met three times during 2018. Mr. Conlin served as Chairman of the Human Resources Committee in 2018. William R. Brown, Sandy D. McDade, and Maria M. Pope also serve on the Human Resources Committee. See report of the Human Resources Committee on executive compensation below.

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

Our executive compensation plans consist of two components: salary and a long-term incentive program (the “Incentive Program”), which is intended to reward selected management employees who provide services to and make decisions on behalf of the Partnership for performance that builds long-term unitholder value. Payments are made under the Incentive Program during the first quarter of each year with respect to results of decision-making in the prior year and the relative performance of our units over the three-year period ending on December 31 of the prior year. As a result, information depicted in this report includes amounts paid in 2017, 2018, and 2019 with respect to performance from each of the following three-year periods, respectively: 2014-2016, 2015-2017, and 2016-2018.

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

The Committee has, from time-to-time, engaged compensation consultants to assist in assessing the market for top executives. Historically, these consultants have provided a limited scope of services on behalf of the Committee and their roles generally have been confined to specific peer analyses or assessments of specific compensation components within the Partnership’s then-existing compensation structures. These consultants generally have performed no other services for the Partnership or its subsidiaries or management, and in each case the Committee has evaluated matters that the Committee determined to be relevant to the consultant’s independence. The Committee engaged Farient Advisors, a compensation consulting advisory firm, to advise on executive compensation matters in 2016, 2017, and 2018, for which Farient was paid a total of $78,000, $86,000, and $103,000, respectively.

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

When considering our compensation philosophies and programs, the Committee takes into account the need to reward historical performance and encourage prospective thinking, balanced against the possibility that some compensation structures can encourage unnecessary risk-taking. We balance our overall executive compensation packages using a combination of equity-based and cash awards, and we determine those awards on the basis of past performance, but in a manner the Committee believes promotes prospective success. For example, executives involved in our Partnership Timber and Funds Timber segments are rewarded based upon their demonstrated ability to balance short-term objectives, such as growing acreage and harvest volume, against longer-term strategic thinking that benefits unitholders by optimizing harvest volumes in relation to market prices for our logs. Similarly, our Real Estate executives are compensated not just on the basis of properties sold during a given period, but also on making investments in a particular property in relation to the value we can ultimately realize on the sale of that property in the future. While no program can ensure against all avenues of inappropriate risk-taking, we believe our compensation policies and structures allow the committee sufficient flexibility to take into account all factors that might be relevant to an executive’s performance, allowing us to reward success while doing so on a basis that avoids opportunistic or short-term thinking.

Long-Term Incentive Program (LTIP). The LTIP represents the Partnership’s cash bonus plan for the CEO and other senior management personnel, and focuses on relative total unitholder return measured over a rolling three-year period ending on the last day of the fiscal year for which the award is to be computed. Specifically, at the beginning and end of each period, the Partnership measures the arithmetic average trading price of the Partnership’s limited partner units over the sixty-trading day period preceding the first day and the last day of the three-year measurement period. The Partnership also takes into account all distributions to unitholders during that period, and compares the resulting total returns to those provided to security holders within a group of the Partnership’s peers as measured using the same methodology. The peer group definition has evolved over time and has been based upon the recommendation of the Partnership’s compensation consultant to include companies within the forest products industry, as well as those in real estate or agriculture deemed to have a strong focus on land or natural resources. The following group of 14 companies was used as a benchmark for the 2016-18 performance cycle.

Forest Products	Real Estate	Agriculture
CatchMark Timber Trust (CTT)	EastGroup Properties (EGP)	Alico (ALCO)
Deltic (DEL) *	FRPH Holdings (FRPH)	Farmland Partners (FPI)
Potlatch (PCH)	Monmouth RE Investment (MNR)	Griffin Industrial Realty (GRIF)
Rayonier (RYN)	Tejon Ranch (TRC)	Limoneira (LMNR)
Weyerhaeuser (WY)	St. Joe (JOE)

* Deltic stock performance for this three-year period was truncated as of Febuary 20, 2018, the effective date of its merger with Potlach.

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

Performance Restricted Unit Plan (“PRU”). The PRU is the equity-based element of the Incentive Program, although awards can be made in cash, restricted units, or a combination of each. Awards from this component of the Incentive Program are based upon a pool established at the beginning of each fiscal year and adjusted upward or downward as participants are added to or deleted from the Incentive Program. For 2018, the payout award pool consisted of 3,600 units for Mr. Ringo and 15,721 units for all other participants collectively.

Determination of Performance Awards. PRU awards are determined for the various participants on the basis of the participant’s role in the Partnership, and are measured on the basis of the quality of performance and decision making against a broad spectrum of criteria, organized by business segment as follows:

Partnership Timber and Funds Timber. Participants from these segments are evaluated primarily on the basis of growth in our timberland holdings that, in turn, increase our sustainable harvest volume.

Timberland Investment Management. Participants from this segment are evaluated on the basis of investor capital commitments and internal rates of return for the Funds.

Real Estate. Because our real estate revenues vary tremendously with market conditions, and sale transactions are relatively infrequent, participants from this segment are evaluated heavily on the estimated impact of entitlements and land improvements on the market value of our portfolio properties.

Corporate. Our corporate personnel are evaluated primarily on per unit growth in cash available for distribution.

The Committee has the discretion to adjust award levels based on the quality of participants’ performance and decision-making for the year. Awards may be adjusted lower in the event of poor performance or decision-making that exposes the Partnership to significant risk or loss, or higher for exceptional performance or generating or implementing decisions, plans, or programs that are of major positive influence on the Partnership.

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

Participants in the PRU. All full-time employees participate in the PRU, with award opportunities calibrated to individual roles and responsibilities.

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

Perquisites and Other Personal Benefits. We do not provide perquisites or other personal benefits to our executive officers or senior managers. We do not own or lease aircraft for our executives’ personal use or otherwise. Our health care and medical insurance programs, as well as our defined contribution retirement plan (401(k)), are the same for all salaried employees, including officers. Further information regarding our defined contribution plan is set forth below in the paragraph entitled “Defined Contribution Retirement Savings Plan”.

Defined Benefit Pension Plans. None of our named executive officers participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us.

Defined Contribution Retirement Savings Plan. As of December 31, 2018, all our employees are eligible to participate in our defined contribution plan, which is a tax qualified plan pursuant to Section 401(k) of the Code. During each of the years 2016 through 2018 the Partnership matched 50% of the employees’ contributions on up to 8% of compensation. Partnership contributions to the plan amounted to $222,000, $195,000, and $182,000 for each of the years ended December 31, 2018, 2017, and 2016, respectively. Employees become fully vested in the Partnership’s contribution over a six-year period. The Partnership does not discriminate between executive and non-executive employees with respect to any aspect of this plan.

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

The Partnership’s severance program is based on a “double trigger” mechanism, which means that upon the involuntary termination of the executive’s employment (other than “for cause,” and including resignation for certain specified reasons) within eighteen months after a change in control occurs, the following benefits would be provided:

•	cash payments equal to two times Mr. Ringo’s base salary, plus the executive’s target bonus for the year in which the change in control occurred;

•	immediate vesting of all outstanding unit option awards consistent with the terms of the Pope Resources 2005 Equity Incentive Plan; and

•	continued coverage for Mr. Ringo and his dependents under Pope Resources’ health and welfare plan for up to 18 months after termination.

The following table summarizes the cash payments that would have been due to Mr. Ringo if a change in control event had occurred on December 31, 2018.

Two times base salary	$800,000
Target bonus	$225,000
Total cash payments	$1,025,000

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

CEO Pay Ratio

The compensation for our CEO in 2018 was approximately 13 times the median compensation among all other employees. We identified the median employee by examining the 2018 taxable compensation for all individuals, excluding our CEO, who were employed by us on December 31, 2018, the last business day of our fiscal year. We included all employees, whether employed on a full-time, part-time, or seasonal basis. We did not annualize the compensation for any employees who were not employed by us for all of 2018, nor did we include independent contractors or other persons who were not actual employees. All our employees are located in the United States. We believe the use of total taxable compensation for all employees is a consistently applied compensation measure that reflects the relative value of the compensation of our employees.

After identifying the median employee based on total taxable compensation, we calculated the annual total compensation for such employee using the same methodology that we use for our named executive officers as set forth in the Summary Compensation Table below.

Summary Compensation Table

The following table sets forth information regarding compensation earned by our named executive officers for the years 2016 through 2018:

Name and Principal Position	Year	Salary ($)	Unit Awards ($) (1)	Non-equity Incentive Program Compensation ($) (2)	All Other Compensation ($) (3)	Total ($)
Thomas M. Ringo President and CEO	2018	400,000	235,800	171,450	39,877	847,127
	2017	395,833	262,275	196,300	32,671	887,079
	2016	366,667	317,675	142,160	24,491	850,993
Kevin C. Bates Vice President of Timberland Investments	2018	261,588	79,910	60,960	23,880	426,338
	2017	255,208	94,419	60,400	20,340	430,367
	2016	240,792	176,850	88,850	17,540	524,032
Michael J. Mackelwich Vice President, Timberland Operations (4)	2018	204,167	58,950	38,100	17,250	318,467
	2017	198,333	69,940	60,400	15,054	343,727
Daemon P. Repp Vice President and CFO (5)	2018	178,333	29,475	31,442	12,287	251,537
Director of Finance	2017	145,658	27,976	28,272	10,516	212,422
Jonathon P. Rose Vice President - Real Estate and President of Olympic Property Group	2018	219,865	57,378	38,100	20,184	335,527
	2017	214,503	69,940	60,400	19,228	364,071
	2016	209,271	89,080	88,850	19,700	406,901
John D. Lamb Vice President and CFO (5)	2017	91,089	—	—	175,543	266,632
	2016	253,125	52,400	—	55,800	361,325

(1)
Amounts represent the market value on the date of grant of restricted units received in January 2019, 2018, and 2017, respectively, as compensation under the PRU plan for 2018, 2017 and 2016 performance. Expense will be recognized, however, over the four-year vesting period for each of these grants with 25% vesting each year.

(2)
Represents awards earned for each of the years 2016 through 2018 under the LTIP but paid out in January 2017, 2018, and 2019, respectively, as discussed in the Compensation Discussion and Analysis. For Mr. Repp, the amount represents the award under the PRU plan paid in January 2019 and 2018 for 2018 and 2017 performance, respectively, as discussed in the Compensation Discussion and Analysis.

(3)
Amounts represent matching contributions to the Partnership’s 401(k) plan made by the Partnership on behalf of the executive, and distributions received by the executive on unvested restricted Partnership units (the value of the restricted units is described under footnote (1) above and not repeated here). For Mr. Lamb, the amount also includes $50,000 earned in 2016 and paid in 2017 in recognition that he would not receive his first payment under the LTIP until 2018. Mr. Lamb left the Partnership on August 11, 2017. Mr. Lamb’s amounts include $98,165 and $29,916 of salary continuation payments for 2017 and 2018, respectively, and the 2017 amount also includes $73,333 paid in January 2018 under the LTIP pursuant to his separation agreement.

(4)	Mr. Mackelwich became a named executive officer in March 2017 upon his appointment as a Vice President of the Partnership.

(5)
Mr. Repp, in his role as Director of Finance, succeeded Mr. Lamb on August 11, 2017, and became a named executive officer as the Partnership’s principal financial officer. On December 4, 2018, Mr. Repp was appointed Vice President and CFO of the Partnership.

Grants of Plan Based Awards Table

The following table supplements the Summary Compensation Table and lists both annual and long-term incentive awards made during 2018 to each named executive officer.

			Estimated Future Payouts Under Non-Equity Incentive Program Awards (1)			Estimated Future Payouts Under Equity Incentive Program Awards
Name	Type of Award	Grant Date (2)	Thresh -old ($)	Target ($)	Maximum ($)	Thresh -old ($)	Target ($)	Maximum ($)	All Other Unit Awards: Number of Shares of Unit or Units (#) (3)	All Other Options Awards: Number of Securities Underlying Options (#)	Closing Price on Grant Date ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Thomas M Ringo President and CEO	LTIP 2018-2020	None	—	300,000	600,000
	RU	1/12/18							3,750		69.94	262,275
Kevin C. Bates Vice President	LTIP 2018-2020	None	—	80,000	160,000
	RU	1/12/18							1,350		69.94	94,419
Michael J. Mackelwich Vice President	LTIP 2018-2020	None	—	50,000	100,000
	RU	1/12/18							1,000		69.94	69,940
Daemon P. Repp Vice President and CFO	LTIP 2018-2020	None	—	50,000	100,000
	RU	1/12/18							400		69.94	27,976
Jonathon P. Rose Vice President	LTIP 2018-2020	None	—	50,000	100,000
	RU	1/12/18							1,000		69.94	69,940

(1)
Reflects potential awards under the LTIP. The LTIP was implemented in 2010 with an initial “cycle” corresponding to the performance period 2008-10, a second cycle for the performance period 2009-11, and so on up through the eleventh cycle for the performance period 2018-20 which is the only cycle shown in the table above since its performance period initiated in calendar year 2018. Payouts for the 2014-16, 2015-17, and 2016-18 cycles are reflected in the Summary Compensation Table (see footnote (2) from that table). A description of how the LTIP functions is described above under Long-Term Incentive Program (LTIP).

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

Units Available for Issuance

There are 1,105,815 units authorized under the Plan. As of December 31, 2018, there were 858,267 authorized but unissued units in the Plan.

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

Outstanding Equity Awards at Fiscal Year-End; Option Exercise and Units Vested

The following table summarizes the outstanding equity award holdings of our named executive officers as of December 31, 2018:

	Option Awards					Unit Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Units That Have Not Vested (#)	Market Value of Units That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Thomas M. Ringo President and CEO	—	—	—			9,024	591,072	—	—
Kevin C. Bates Vice President	—	—	—			4,025	263,638	—	—
Michael J. Mackelwich Vice President	—	—	—			2,500	163,750
Daemon P. Repp Vice President and CFO	—	—	—			949	62,160	—	—
Jonathon P. Rose Vice President	—	—	—			2,870	187,985	—	—

The following table summarizes the number of units acquired and amounts realized by our named executive officers during the year ended December 31, 2018 on the vesting of restricted units.

	Option Awards		Unit Awards
Name	Number of Units Acquired on Exercise	Value Realized on Exercise	Number of Units Acquired on Vesting	Value Realized on Vesting
	(#)	($)	(#) (1)	($)
Thomas M. Ringo President and CEO	—	—	2,537	177,590
Kevin C. Bates V.P. Timberland Investments	—	—	1,375	96,250
Michael J. Mackelwich V.P. Timberland Operations	—	—	662	46,340
Daemon P. Repp Vice President and CFO	—	—	362	25,340
Jonathon P. Rose V.P. Real Estate	—	—	1,140	79,800

(1)
Of the 662 units acquired upon vesting in 2018 by Mr. Mackelwich, he tendered back 214 units with an aggregate value of $14,973 to the Partnership in lieu of paying cash for payroll taxes due on vesting. As such, Mr. Mackelwich retained a net position of 448 of these units. Of the 1,140 units acquired upon vesting in 2018 by Mr. Rose, he tendered back 352 units with an aggregate value of $24,644 to the Partnership in lieu of paying cash for payroll taxes due on the vesting. As such, Mr. Rose retained a net position of 788 of these units.

Officer Unit Ownership Guidelines

The Partnership has adopted unit ownership guidelines under which the President/CEO should hold units, including unvested restricted units, with a value of five times annual base salary. In addition, ORM Timber Fund IV LLC requires certain other officers should hold units, including unvested restricted units, with a value of two to four times annual base salary, depending on their position. The President/CEO has five years to satisfy the guideline. The other officers do not have a specific time period within which to satisfy the guideline, but may not sell units until their particular ownership target is reached. As of February 15, 2019, Messrs. Ringo, Bates, Mackelwich, Repp, and Rose owned units of Pope Resources that had the following values expressed as multiples of their December 31, 2018 base salary. In addition, the table below outlines, in a relative sense, how the respective ownership positions of each named executive officer were obtained.

		Thomas M. Ringo	Kevin C. Bates	Michael J. Mackelwich	Daemon P. Repp	Jonathan P. Rose
A	Total # of units owned - excluding unvested restricted units	29,868	23,382	3,162	4,726	5,852
B	Value of units owned - excluding unvested restricted units	$2,091,656	$1,637,441	$221,435	$330,962	$409,816
C	Base salary	$400,000	$262,656	$205,000	$180,000	$220,762
	Value divided by salary - B/C	5.2	6.2	1.1	1.8	1.9
% of A acquired via:
	Open market purchase	7%	10%	—%	50%	—%
	Exercise of options	30%	16%	—%	—%	—%
	Vesting of restricted units	63%	74%	100%	50%	100%
D	Total # of unvested restricted units	9,486	3,782	2,550	1,024	2,606
E	Value of unvested restricted units	$664,305	$264,853	$178,577	$71,711	$182,498
	Value divided by salary - E/C	1.7	1.0	0.9	0.4	0.8
F	Combined value of all owned units - B + E	$2,755,961	$1,902,294	$400,012	$402,673	$592,314
	Value divided by salary - F/C	6.9	7.2	2.0	2.2	2.7
	Ownership guideline	5.0	4.0	2.0	2.0

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

The following table sets forth a summary of the compensation we paid to our non-employee directors for their services as such in 2018:

Name	Fees Earned or Paid in Cash ($)	Unit Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Program Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation ($) (3)	Total ($)
William R. Brown	55,000	50,007	—	—	—	6,826	111,833
John E. Conlin	—	100,507	—	—	—	6,563	107,070
Sandy D. McDade	50,500	50,007	—	—	—	15,428	115,935
Maria M. Pope	—	85,007	—	—	—	6,563	91,570

(1)
Amounts include the market value on the date of grant (January 12, 2018) of restricted units received during the year. These units are subject to a trading restriction until the units vest. These unit grants vest ratably over four years, with 25% vesting on each anniversary of the grant. In addition, amounts include units with a value of $50,393 for Mr. Conlin and $34,914 for Ms. Pope, who elected to receive all or a portion of their quarterly retainers in the form of units. For each of Mr. Conlin and Ms. Pope, a total of 750 restricted units granted during fiscal year 2014 vested and became eligible for trading on January 5, 2018. For each of Mr. Conlin and Ms. Pope, 375 units granted during fiscal year 2015 vested and became eligible for trading on January 12, 2018. For each of Mr. Brown, Mr. Conlin, and Ms. Pope, 194 units granted during fiscal year 2016 vested and became eligible for trading on January 12, 2018. For each of Mr. Brown, Mr. Conlin, Mr. McDade, and Ms. Pope, 191 units granted during fiscal year 2017 vested and became eligible for trading on January 12, 2018. For Mr. Brown, 375 units granted during fiscal year 2015 vested and became eligible for trading on March 23, 2018. For Mr. McDade, 184 units granted during fiscal year 2016 vested and became eligible for trading on May 4, 2018.

(2)	No options were awarded in 2018.

(3)	Amounts represent distributions received on unvested restricted Partnership units. For Mr. McDade, amounts also include $10,000 for consultation services.

Director Unit Ownership Guidelines

The Partnership has adopted unit ownership guidelines under which the directors should hold units, including unvested restricted units, with a value of $250,000. Directors should generally achieve the target ownership level within five years of becoming a director. Mr. Brown, Mr. Conlin, and Ms. Pope have reached the ownership guideline, and it is anticipated that Mr. McDade will reach the ownership guideline within five years of his appointment as director.

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

Composition of the Committee

The Committee is comprised of William R. Brown, John E. Conlin, Sandy D. McDade, and Maria M. Pope. Mr. Conlin served as Committee Chair during 2018. None of the members are or were officers or employees of the Partnership or the General Partner.

Conclusion

The Human Resources Committee believes that for 2018 the compensation terms for Messrs. Ringo, Bates, Mackelwich, Repp, and Rose, as well as for our other management personnel, were clearly related to the realization of the goals and strategies established by the Partnership. The discussion set forth in this section entitled “Compensation Discussion and Analysis” is hereby adopted as the Report of the Human Resources Committee for the year ended December 31, 2018.

John E. Conlin, Chair
 William R. Brown
Sandy D. McDade
 Maria M. Pope

Audit Committee Report on Financial Statements

The Audit Committee of the General Partner’s Board of Directors has furnished the report set forth in the following section entitled “Responsibilities and Composition of the Audit Committee” on the Partnership’s year-end financial statements and audit for fiscal year 2018. The Audit Committee’s report is intended to identify the members of the Audit Committee and describe in general terms the responsibilities the Audit Committee assumes, the process it undertakes, and the matters it considers in reviewing the Partnership’s financial statements and monitoring the work of the Partnership’s external auditors.

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

William R. Brown, Chair
John E. Conlin
Sandy D. McDade

Item 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITY HOLDER MATTERS

Principal Unitholders

As of February 15, 2019, the following persons were known or believed by the Partnership (based solely on statements made in filings with the SEC or other information we believe to be reliable) to be the beneficial owners of more than 5% of the outstanding Partnership units:

Name and Address of Beneficial Owner	Number Of Units (1)	Percent of Class
James H. Dahl 501 Riverside, Suite 902 Jacksonville, FL 32202	514,202 (2)	11.8
Emily T. Andrews 601 Montgomery Street Suite 2000 San Francisco, CA 94111	498,203 (3)	11.4
Maria M. Pope 133 SW 2nd Ave., Ste. 301 Portland, OR 97204	351,891 (4)	8.0
Pictet Asset Management SA 60 Route des Acacias 1211 Geneva 73 Switzerland	320,271 (2)	7.3

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

(4)
Includes (a) 239,317 units held by a limited liability company controlled by Ms. Pope; (b) 1,832 unvested restricted units; (c) 49,307 units held in trust for Ms. Pope’s children for which she disclaims beneficial ownership; and (d) 60,000 units held by Pope MGP, Inc. and Pope EGP, Inc., as to which she shares investment and voting power pursuant to the shareholders agreement referenced in Footnote (3). Ms. Pope is deemed to exercise shared voting and dispositive power over units held by the general partners because of her position as trustee of the PMG Trust UTA dated June 28, 2016. Ms. Pope disclaims beneficial ownership of units held by the general partners except to the extent of her pecuniary interest therein.

Management

As of February 15, 2019, the beneficial ownership of the Partnership units of (1) the named executives (2) the directors of the Partnership’s general partners, (3) the general partners of the Partnership, and (4) the Partnership’s officers, directors and general partners as a group, was as follows. **

Name	Position and Offices	Number of Units (1)	Percent of Class
Thomas M. Ringo	Director, President and CEO, Pope MGP, Inc. and the Partnership	39,354 (2)	*
William R. Brown	Director, Pope MGP, Inc.	3,725 (3)	*
John E. Conlin	Director, Pope MGP, Inc.	29,829 (4)	*
Sandy D. McDade	Director, Pope MGP, Inc.	3,531 (5)	*
Maria M. Pope	Director, Pope MGP, Inc.	351,891 (6)	8.0
Kevin C. Bates	Vice President of Timberland Investments	27,164 (7)	*
Daemon P. Repp	Vice President and CFO	5,750 (8)	*
Michael J. Mackelwich	Vice President, Timberland Operations	5,712 (9)	*
Jonathan P. Rose	Vice President – Real Estate and President of Olympic Property Group	8,458 (10)	*
Pope MGP, Inc.	Managing General Partner of the Partnership	6,000	*
Pope EGP, Inc.	Equity General Partner of the Partnership	54,000	1.2
All General partners, directors and officers of general partners, and officers of the Partnership as a group (9 individuals and 2 entities)		475,414 (11)	10.9

*           Less than 1%
**        The address of each of these parties is c/o Pope Resources, 19950 Seventh Avenue NE, Suite 200, Poulsbo, WA 98370.

(1)
Each beneficial owner has sole voting and investment power unless otherwise indicated. Includes restricted units that are unvested since beneficial owner receives distributions on all such restricted units.

(2)	Includes 9,486 unvested restricted units.

(3)	Includes 2,207 unvested restricted units.

(4)	Includes 1,832 unvested restricted units.

(5)	Includes 2,006 unvested restricted units

(6)
Includes 239,317 units held by a limited liability company controlled by Ms. Pope and 1,832 unvested restricted units. Also includes 49,307 units held in trust for Ms. Pope’s children for which she disclaims beneficial ownership and 60,000 units held by Pope MGP, Inc. and Pope EGP, Inc., as to which she shares investment and voting power.

(7)	Includes 3,782 unvested restricted units.

(8)	Includes 1,024 unvested restricted units.

(9)	Includes 2,550 unvested restricted units.

(10)	Includes 2,606 unvested restricted units.

(11)	For this computation, the 60,000 units held by Pope MGP, Inc. and Pope EGP, Inc. are excluded from units beneficially owned by Ms. Pope. Includes 27,325 unvested restricted units.

Equity Compensation Plan Information

The following table presents certain information with respect to the Partnership’s equity compensation plans and awards thereunder on December 31, 2018.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	N/A	858,267

Equity compensation plans not approved by security holders	-	-	-
Total	-	N/A	858,267

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

Item 14.            PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes fees related to the Partnership’s principal accountants, KPMG LLP, for 2018 and 2017.

Description of services	2018	%	2017	%
Audit (1)	$612,006	99%	$575,823	99%
Audit related (2)	—	—	—	—
Tax (2)	—	—	—	—
All other fees (3)	3,280	1%	5,280	1%
Total	$615,286	100%	$581,103	100%

(1)
Fees represent the arranged fees for the years presented, including the quarterly reviews, annual audit of internal control over financial reporting as mandated under Sarbanes-Oxley section 404, and audits over the ORM Timber Operating Company II, LLC, ORM Timber Fund III (REIT) Inc., and ORM Timber Fund IV (REIT), Inc. subsidiaries, and out-of-pocket expenses reimbursed during the years presented.

(2)	There were no fees paid for audit related or tax services.

(3)
Subscription to KPMG LLP’s Accounting Research Online tool and required financial security for Port Gamble environmental long-term monitoring activities for 2018 and 2017, and also includes procedures performed related to the allocation of distributions for ORM Timber Fund II for 2017.

Prior to hiring KPMG LLP to provide services to the Partnership, anticipated fees and a description of the services are presented to the Audit Committee. The Audit Committee then either pre-approves the services and fee arrangements and agrees to hire KPMG LLP to provide the services, or directs management to find a different service provider.

PART IV

Item 15.            EXHIBITS, FINANCIAL STATEMENT SCHEDULE

Exhibits.

No.	Document

3.1	Certificate of Limited Partnership. (1)

3.2	Second Amended and Restated Limited Partnership Agreement of Pope Resources, A Delaware Limited Partnership dated February 20, 2019. (12)

3.3	Certificate of Incorporation of Pope MGP, Inc. (1)

3.4	Amendment to Certificate of Incorporation of Pope MGP, Inc. (2)

3.5	Bylaws of Pope MGP, Inc. (1)

3.6	Certificate of Incorporation of Pope EGP, Inc. (1)

3.7	Amendment to Certificate of Incorporation of Pope EGP, Inc. (2)

3.8	Bylaws of Pope EGP, Inc. (1)

3.9	Audit Committee Charter. (3)

4.1	Specimen Depositary Receipt of Registrant. (1)

4.2	Second Amended and Restated Limited Partnership Agreement of Pope Resources, A Delaware Limited Partnership dated February 20, 2019 (see Exhibit 3.2).

4.3	Pope Resources 2005 Unit Incentive Plan. (4)

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

10.1	Form of Change of control agreement. (3)

10.2	Mortgage, Financing statement and Fixture Filing executed by Pope Resources in favor of Northwest Farm Credit Services, FLCA dated June 10, 2010. (5)

10.3	Mortgage, Financing statement and Fixture Filing executed by Pope Resources in favor of Northwest Farm Credit Services, PCA dated June 10, 2010. (5)

10.4	First Amended and Restated Term Note from Pope Resources to Northwest Farm Credit Services, FLCA dated June 10, 2010. (5)

10.5	Term Note from Pope Resources to Northwest Farm Credit Services, FLCA dated June 10, 2010. (5)

10.6	Revolving Operating Note from Pope Resources to Northwest Farm Credit Services, PCA dated April 1, 2015. (8)

10.7	Amended and Restated Note (Revolving Line of Credit) from Pope Resources to Northwest Farm Credit Services, PCA dated October 11, 2018. (12)

10.8	Second Amended and Restated Master Loan Agreement between Pope Resources and Northwest Farm Credit Services, FLCA dated July 20, 2016. (9)

10.9	Second Amended and Restated Master Loan Agreement between Pope Resources and Northwest Farm Credit Services, PCA dated July 20, 2016. (9)

10.10	Amendment No. 3 To Second Amended and Restated Master Loan Agreement between Pope Resources and Northwest Farm Credit Services, FLCA dated October 11, 2018. (12)

10.11	Amendment No. 3 To Second Amended and Restated Master Loan Agreement between Pope Resources and Northwest Farm Credit Services, PCA dated October 11, 2018. (12)

10.12	Note and Loan Agreement between Pope Resources and Northwest Farm Credit Services, FLCA dated July 20, 2016. (9)

10.13	Amended and Restated Note and Loan Agreement between Seventh Avenue Poulsbo, LLC and Northwest Farm Credit Services, FLCA dated September 30, 2016. (10)

10.14	Amended and Restated Note between Pope Resources and Northwest Farm Credit Services, FLCA dated June 27, 2017. (11)

10.15	Amended and Restated Note (Long Term Financing Facility) between Pope Resources and Northwest Farm Credit Services, FLCA dated October 11, 2018. (12)

10.16	Note (Acquisition Facility) between Pope Resources and Northwest Farm Credit Services, FLCA dated October 11, 2018. (12)

10.17	Loan Agreement between ORM Timber Operating Company II, LLC and Metropolitan Life Insurance Company dated September 1, 2010. (5)

10.18	First Amendment to Loan Agreement between ORM Timber Operating Company II, LLC and Metropolitan Life Insurance Company dated February 7, 2011. (5)

10.19	Promissory Note from ORM Timber Operating Company II, LLC to Metropolitan Life Insurance Company dated September 1, 2010. (5)

10.20	Guaranty by ORM Timber Fund II, Inc. in favor of Metropolitan Life Insurance Company dated September 1, 2010. (5)

10.21	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing between ORM Timber Operating Company II, LLC and Metropolitan Life Insurance Company dated September 1, 2010. (5)

10.22	Trust Deed, Security Agreement, Assignment of Leases and Rents and Fixture Filing between ORM Timber Operating Company II, LLC and Metropolitan Life Insurance Company dated September 1, 2010. (5)

10.23	Second Amendment to Loan Agreement between ORM Timber Operating Company II, LLC and Metropolitan Life Insurance Company dated August 15, 2013. (6)

10.24	Promissory Note from ORM Timber Operating Company II, LLC to Metropolitan Life Insurance Company dated August 15, 2013. (6)

10.25	Amendment and Reaffirmation of Guaranty by ORM Timber Fund II, Inc. in favor of Metropolitan Life Insurance Company dated August 15, 2013. (6)

10.26
First Amendment to Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing between ORM Timber Operating Company II, LLC and Metropolitan Life Insurance Company dated August 15, 2013. (6)

10.27
First Amendment to Trust Deed, Security Agreement, Assignment of Leases and Rents and Fixture Filing between ORM Timber Operating Company II, LLC and Metropolitan Life Insurance Company dated August 15, 2013. (6)

10.28	Master Loan Agreement among ORM Timber Fund III (REIT) Inc. and Northwest Farm Credit Services, FLCA and Northwest Farm Credit Services, PCA dated December 2, 2013. (6)

10.29	Promissory Note from ORM Timber Fund III (REIT) Inc. to Northwest Farm Credit Services, FLCA dated December 2, 2013. (6)

10.30
Mortgage, Assignment of Rents, Security Agreement, Financing Statement and Fixture Filing between ORM Timber Fund III (REIT) Inc. and Northwest Farm Credit Services, FLCA dated December 2, 2013 (Grays Harbor County). (6)

10.31
Mortgage, Assignment of Rents, Security Agreement, Financing Statement and Fixture Filing between ORM Timber Fund III (REIT) Inc. and Northwest Farm Credit Services, FLCA dated December 2, 2013 (Pacific County). (6)

10.32
Mortgage, Assignment of Rents, Security Agreement, Financing Statement and Fixture Filing between ORM Timber Fund III (REIT) Inc. and Northwest Farm Credit Services, FLCA dated December 2, 2013 (Siskiyou County). (6)

10.33	Guaranty Agreement by ORM Timber Fund III LLC and ORM Timber Fund III (Foreign) LLC in favor of Northwest Farm Credit Services, FLCA dated December 2, 2013. (6)

10.34	Amendment No. 3 to Master Loan Agreement among ORM Timber Fund III (REIT) Inc. and Northwest Farm Credit Services, FLCA and Northwest Farm Credit Services, PCA dated October 14, 2014. (7)

10.35	Amendment No. 5 to Master Loan Agreement among ORM Timber Fund III (REIT) Inc. and Northwest Farm Credit Services, FLCA and Northwest Farm Credit Services, PCA dated November 11, 2016. (10)

10.36	Promissory Note from ORM Timber Fund III (REIT) Inc. to Northwest Farm Credit Services, FLCA dated October 14, 2014. (7)

10.37	Mortgage, Financing Statement and Fixture Filing between ORM Timber Fund III (REIT) Inc. and Northwest Farm Credit Services, PCA dated October 14, 2014. (7)

10.38	Mortgage, Financing Statement and Fixture Filing between ORM Timber Fund III (REIT) Inc. and Northwest Farm Credit Services, FLCA dated October 14, 2014. (7)

21.1	Significant Subsidiaries. (12)

23.1	Consent of Independent Registered Public Accounting Firm. (12)

31.1	Certificate of Chief Executive Officer. (12)

31.2	Certificate of Chief Financial Officer. (12)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (12)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (12)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Partnership’s registration on Form 10 filed under File No. 1-9035 and declared effective on December 5, 1985.

(2)	Incorporated by reference from the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 1988.

(3)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2005.

(4)	Filed with Form S-8 on September 9, 2005.

(5)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2010.

(6)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2013.

(7)	Incorporated by reference to the Partnership’s annual report on form 10-K for the fiscal year ended December 31, 2014.

(8)	Incorporated by reference to the Partnership’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2015.

(9)	Incorporated by reference to the Partnership’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2016.

(10)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2016.

(11)	Incorporated by reference to the Partnership’s quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2017.

(12)	Filed with this annual report on Form 10-K for the fiscal year ended December 31, 2018.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POPE RESOURCES, A Delaware
Limited Partnership

By POPE MGP, INC.
Managing General Partner

Date: March 5, 2019	By /s/ Thomas M. Ringo
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the date indicated.

Date: March 5, 2019	By /s/ Thomas M. Ringo
Thomas M. Ringo,
President and Chief Executive Officer (principal executive officer), Partnership and Pope MGP, Inc.; Director, Pope MGP, Inc.

Date: March 5, 2019	By /s/ Daemon P. Repp
Daemon P. Repp
Vice President and Chief Financial Officer (principal financial officer), Partnership and Pope MGP, Inc.

Date: March 5, 2019	By /s/ Sean M. Tallarico
Sean M. Tallarico
Controller (principal accounting officer), Partnership

Date: March 5, 2019	By /s/ William R. Brown
William R. Brown
Director, Pope MGP, Inc.

Date: March 5, 2019	By /s/ John E. Conlin
John E. Conlin
Director, Pope MGP, Inc.

Date: March 5, 2019	By /s/ Sandy D. McDade
Sandy D. McDade
Director, Pope MGP, Inc.

Date: March 5, 2019	By /s/ Maria M. Pope
Maria M. Pope
Director, Pope MGP, Inc.