Form 10-Q
period 2019-03-31
POPE RESOURCES LTD PARTNERSHIP
filed 2019-05-09
CIK 784011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐          No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Depositary Receipts (Units)	POPE	NASDAQ Capital Market

Partnership units outstanding at April 30, 2019: 4,362,993

Pope Resources
Index to Form 10-Q Filing
For the Three Months Ended March 31, 2019

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
Pope Resources, a Delaware Limited Partnership
March 31, 2019 and December 31, 2018
(in thousands)

	2019	2018
ASSETS
Current assets
Partnership cash	$1,977	$1,784
ORM Timber Funds cash	2,813	3,330
Cash	4,790	5,114
Restricted cash	844	943
Total cash and restricted cash	5,634	6,057
Accounts receivable, net	7,062	4,670
Contract assets	2,866	2,872
Land held for sale	6,656	5,697
Prepaid expenses and other current assets	957	1,070
Total current assets	23,175	20,366
Properties and equipment, at cost
Timber and roads	389,180	377,970
Timberland	77,011	74,267
Land held for development	20,954	20,891
Buildings and equipment, net of accumulated depreciation (2019 - $8,108; 2018 - $8,223)	5,605	5,500
Total property and equipment, at cost	492,750	478,628
Other assets	7,825	9,255
Total assets	$523,750	$508,249

LIABILITIES, PARTNERS’ CAPITAL AND NONCONTROLLING INTERESTS
Current liabilities
Accounts payable	$2,681	$2,379
Accrued liabilities	4,004	5,191
Current portion of long-term debt - Partnership	129	128
Deferred revenue	422	336
Current portion of environmental remediation liability	925	1,082
Other current liabilities	1,284	865
Total current liabilities	9,445	9,981
Long-term debt, net of unamortized debt issuance costs and current portion - Partnership	99,013	93,928
Long-term debt, net of unamortized debt issuance costs - Funds	57,318	57,313
Environmental remediation and other long-term liabilities	8,293	8,427
Partners’ capital and noncontrolling interests
General partners' capital (units issued and outstanding 2019 - 60; 2018 - 60)	936	944
Limited partners' capital (units issued and outstanding 2019 - 4,266; 2018 - 4,253)	55,858	56,533
Noncontrolling interests	292,887	281,123
Total partners’ capital and noncontrolling interests	349,681	338,600
Total liabilities, partners’ capital and noncontrolling interests	$523,750	$508,249
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
Pope Resources, a Delaware Limited Partnership
Three Months Ended March 31, 2019 and 2018
(in thousands, except per unit data)

	Three Months Ended March 31,
	2019	2018
Revenue	$25,042	$24,987
Cost of sales	(16,608)	(12,300)
Operating expenses	(4,294)	(4,109)
General and administrative expenses	(1,764)	(1,621)
Income from operations	2,376	6,957

Interest expense, net	(1,515)	(1,144)

Income before income taxes	861	5,813
Income tax expense	(94)	(98)
Net and comprehensive income	767	5,715

Net and comprehensive loss attributable to noncontrolling interests - ORM Timber Funds	2,528	3
Net and comprehensive loss attributable to noncontrolling interests - Real Estate	16	—
Net and comprehensive income attributable to unitholders	$3,311	$5,718

Allocable to general partners	$46	$79
Allocable to limited partners	3,265	5,639
Net and comprehensive income attributable to unitholders	$3,311	$5,718

Basic and diluted earnings per unit attributable to unitholders	$0.75	$1.31

Basic and diluted weighted average units outstanding	4,325	4,321

Distributions per unit	$1.00	$0.70
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL AND NONCONTROLLING INTERESTS (Unaudited)
Pope Resources, a Delaware Limited Partnership
Three Months Ended March 31, 2019 and 2018
(in thousands)

		Attributable to Pope Resources
	Units	General Partners	Limited Partners	Noncontrolling Interests	Total
December 31, 2018	4,313	$944	$56,533	$281,123	$338,600
Net income	—	46	3,265	(2,544)	767
Cash distributions	—	(61)	(4,305)	(3,076)	(7,442)
Capital call	—	—	—	17,259	17,259
Preferred stock issuance	—	—	—	125	125
Equity-based compensation	17	8	585	—	593
Units issued under distribution reinvestment plan	—	—	24	—	24
Unit repurchases	(3)	—	(166)	—	(166)
Payroll taxes paid on unit net settlements	(1)	(1)	(78)	—	(79)
March 31, 2019	4,326	$936	$55,858	$292,887	$349,681

		Attributable to Pope Resources
	Units	General Partners	Limited Partners	Noncontrolling Interests	Total
December 31, 2017	4,311	$1,028	$63,519	$176,079	$240,626
Net income	—	79	5,639	(3)	5,715
Cash distributions	—	(42)	(3,010)	(3,481)	(6,533)
Capital call	—	—	—	92,280	92,280
Equity-based compensation	15	7	516	—	523
Units issued under distribution reinvestment plan	1	—	59	—	59
Unit repurchases	(4)	—	(292)	—	(292)
Payroll taxes paid on unit net settlements	(1)	(1)	(101)	—	(102)
March 31, 2018	4,322	$1,071	$66,330	$264,875	$332,276

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Pope Resources, a Delaware Limited Partnership
Three Months Ended March 31, 2019 and 2018 (in thousands)

	2019	2018
Net income	$767	$5,715
Adjustments to reconcile net income to net cash provided by operating activities
Depletion	6,534	4,717
Equity-based compensation	593	523
Depreciation and amortization	166	140
Deferred taxes and other	23	45
Cost of land sold	2	—
Loss from unconsolidated real estate joint venture	9	—
Gain on disposal of property and equipment	(61)	(4)
Cash flows from changes in operating accounts
Accounts receivable, net	(2,026)	1,943
Prepaid expenses, contract assets, and other assets	517	(203)
Real estate project expenditures	(1,023)	(278)
Accounts payable and accrued liabilities	(736)	(1,979)
Deferred revenue	86	245
Environmental remediation payments	(158)	(219)
Other current and long-term liabilities	285	27
Net cash provided by operating activities	4,978	10,672

Cash flows from investing activities
Reforestation and roads	(644)	(892)
Capital expenditures	(252)	(274)
Proceeds from sale of property and equipment	71	4
Deposit for acquisition of timberland - Partnership	(5)	—
Acquisitions of timberland - Partnership	(16)	(4,626)
Acquisitions of timberland - Funds	(19,344)	(108,379)
Net cash used in investing activities	(20,190)	(114,167)

Cash flows from financing activities
Line of credit borrowings	4,500	19,800
Line of credit repayments	(2,400)	(1,500)
Proceeds from issuance of long-term debt	3,000	—
Repayment of long-term debt	(32)	(31)
Proceeds from unit issuances - distribution reinvestment plan	24	59
Unit repurchases	(166)	(292)
Proceeds from preferred stock issuance - ORM Timber Funds	125	—
Payroll taxes paid on unit net settlements	(79)	(102)
Cash distributions to unitholders	(4,366)	(3,052)
Cash distributions - ORM Timber Funds, net of distributions to Partnership	(3,076)	(3,481)
Capital call - ORM Timber Funds, net of Partnership contribution	17,259	92,280
Net cash provided by financing activities	14,789	103,681

Net increase (decrease) in cash and restricted cash	(423)	186
Cash and restricted cash at beginning of period	6,057	5,284
Cash and restricted cash at end of period	$5,634	$5,470
See accompanying notes to condensed consolidated financial statements.

POPE RESOURCES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2019

1.
The condensed consolidated balance sheets as of March 31, 2019, and December 31, 2018, and the related condensed consolidated statements of comprehensive income, partners’ capital, and cash flows for the three-month periods ended March 31, 2019, and 2018, have been prepared by Pope Resources, A Delaware Limited Partnership (the “Partnership”), pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The financial information as of December 31, 2018, is derived from the Partnership’s audited consolidated financial statements and notes thereto for the year ended December 31, 2018, and should be read in conjunction with such financial statements and notes. The results of operations for the interim periods are not indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2019.

2.
The financial statements in the Partnership’s 2018 annual report on Form 10-K include a summary of significant accounting policies of the Partnership and should be read in conjunction with this Quarterly Report on Form 10-Q.

In February 2016, the FASB established Topic 842, Leases, which requires lessees to recognize leases on the balance sheet and disclose certain information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use (ROU) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as financing or operating, with classification affecting the pattern and classification of expense recognition in the income statement. For lessors, leases will be classified as a sales-type, direct financing, or operating lease.
The Partnership adopted this new standard effective January 1, 2019 and utilized the effective date as the date of initial application. Consequently, financial information was not updated, and the disclosures required under the new standard are not provided for dates and periods prior to January 1, 2019. The new standard provides a number of optional practical expedients in transition. We elected the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification, and initial direct costs. We did not elect the use-of-hindsight or the practical expedient pertaining to land easements, that latter not being applicable to us.
The Partnership recognized a ROU asset and lease liability of $294,000 as of January 1, 2019 in connection with the adoption of this standard and all of its leases continue to be classified as operating leases. Accordingly, the adoption of this standard did not have a cumulative effect, or material effect, on the Partnership’s consolidated financial statements.

3.
Revenue is measured based on the consideration specified in a contract with a customer. The Partnership recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. Included in “Accounts receivable, net” are $6.1 million and $3.0 million of receivables from contracts with customers as of March 31, 2019, and December 31, 2018, respectively.

Significant changes in the contract asset balance during the period were as follows, and there were no contract liabilities as of March 31, 2019, and December 31, 2018 (in thousands):

Contract assets, December 31, 2018	$3,829
Transferred to receivables from contract assets	(720)
Contract assets, March 31, 2019	3,109
Less: noncurrent portion included in other assets	(243)
Current portion of contract assets, March 31, 2019	$2,866

The contract assets in the table above represent rights to consideration for timber deeds transferred to the customer and are related primarily to the Funds Timber segment. These contracts provide the customer the legal right to harvest timber on the Partnership’s and Funds’ property. The value of a timber deed contract is determined based on the estimated timber volume by tree species multiplied by the contracted price. The contract consideration is considered variable because the timber volume by species is an estimate until the harvest is completed. The contract assets are transferred to receivables when the rights to consideration become due under the contract. Customers may harvest the timber at their discretion, within a time period and operational parameters stated in the contract.

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

The following table presents log sale and other revenue for the Partnership Timber and Funds Timber Segments:

(in thousands)	Quarter ended March 31,
	2019	2018
Partnership Timber
Log sale revenue	$14,722	$14,635
Other revenue	449	503
Total revenue	$15,171	$15,138

Funds Timber
Log sale revenue	$8,860	$9,509
Other revenue	580	32
Total revenue	$9,440	$9,541

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

The following table breaks down revenue for the Real Estate segment:

	Quarter ended March 31,
	2019	2018

Unimproved land	$22	$—
Rentals and other	409	308
Total revenue	$431	$308

4.
The Partnership is both a lessee and a lessor. A contract is determined to contain a lease if there is an identified asset to which the lessee has the right to substantially all of the economic benefits and has control over how the asset is used throughout the contract period. The Partnership elected the practical expedients to not separate lease and non-lease components for all of its leases.

Lessee lease information

As a lessee, the Partnership’s leases consist of office equipment and office space and are classified as operating leases. Leases for some printers have a variable payment for printing in excess of a page allowance set in the lease contract. The discount rate for leases was determined based on Northwest Farm Credit Services’ (NWFCS), the Partnership’s lender, cost of funds for the lease period plus a margin of 1.60%, as provided for in the Partnership’s credit agreement with NWFCS.

The following table presents the balances of our right-of-use assets and lease liabilities and the balance sheet captions in which they are reported (in thousands):

	March 31, 2019	Balance Sheet caption

Right of use assets	$250	Other assets
Lease liability - current	$159	Other current liabilities
Lease liability - long-term	$91	Environmental remediation and other long-term liabilities

The following table presents the components of lease costs and other lease information for the quarter ended March 31, 2019:

(In thousands, except weighted-average information)
Lease cost
Operating lease cost	$47
Variable lease cost	2
Total lease cost	$49

Other lease information
Cash paid for amounts included in the measurement of lease liabilities	$49
Right-of-use asset obtained in exchange for new leases	$16
Weighted-average remaining lease term in years	1.7
Weighted average discount rate	4.2%

Payments due under lease contracts for the next five years and thereafter are as follows (in thousands):

2019	$164
2020	78
2021	14
2022	—
2023	—
Thereafter	—
Unamortized discount	(6)
Total lease liability at March 31, 2019	$250

Lessor lease information
As a lessor, the Partnership’s leases consist of leases of commercial and residential real estate, reported in the Real Estate segment under “rentals and other”, and land leases on the Partnership’s and Funds’ timberland for cellular communication towers (Tower Leases), reported in the Partnership Timber and Funds Timber segments under “other revenue”. All these leases are classified as operating leases. Tower Leases have a variable payment component for revenue sharing from subleases of space on the tower. Tower Leases typically have a five-year term and two to five automatic five-year extensions.
Commercial real estate leases have non-lease components of taxes, insurance and common area maintenance. Tower Leases have non-lease components for real property taxes related to tenant improvements.
The following table presents the components of lease income for the quarter ended March 31, 2019 (in thousands):

Lease Income
Operating lease income	$403
Variable lease income	20
Total lease income	$423

Buildings subject to operating leases had a cost of $2.1 million and accumulated depreciation of $1.2 million at March 31, 2019.

Lease income maturities at March 31, 2019, based on payments due by period under the lease contracts, are presented in the following table (in thousands):

2019	$835
2020	759
2021	673
2022	630
2023	587
Thereafter	4,045
Total	$7,529

5.
The Partnership has two general partners: Pope MGP, Inc. and Pope EGP, Inc. In total, these two entities own 60,000 limited partner units. The allocation of distributions, profits, and losses among the general and limited partners is pro rata across all units outstanding.

6.
ORM Timber Fund II, Inc. (Fund II), ORM Timber Fund III (REIT) Inc. (Fund III), and ORM Timber Fund IV LLC (Fund IV), collectively “the Funds”, were formed by Olympic Resource Management LLC (ORMLLC), a wholly owned subsidiary of the Partnership, for the purpose of raising capital to purchase timberlands. The objective of these Funds is to generate a return on investments through the acquisition, management, value enhancement, and sale of timberland properties. Each fund is organized to operate for a specific term from the end of its respective investment period; 10 years for each of Fund II and Fund III, and 15 years for Fund IV. Fund II and Fund III are scheduled to terminate in March 2021 and December 2025, respectively. Fund IV will terminate on the fifteenth anniversary of the end of its investment period, which will occur on the earlier of placement of all committed capital or December 31, 2019, subject to certain extension provisions.

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

In January 2019, Fund IV closed on the acquisition of 7,100 acres of timberland in south central Washington for $20.3 million, of which the Partnership’s share was $3.0 million. At December 31, 2018, Fund IV had paid a deposit of $1.0 million in connection with the transaction, which was included in other assets. The purchase price was allocated $17.5 million to timber and roads, and $2.8 million to the underlying land.

The assets and liabilities of the Funds as of March 31, 2019, and December 31, 2018, were as follows:

(in thousands)	March 31, 2019	December 31, 2018
Assets:
Cash	$2,813	$3,330
Contract assets	2,799	2,780
Other current assets	3,503	2,151
Total current assets	9,115	8,261
Properties and equipment, net of accumulated depreciation	375,556	360,163
Other long-term assets	243	1,962
Total assets	$384,914	$370,386
Liabilities and equity:
Current liabilities	$3,866	$3,237
Long-term debt, net of unamortized debt issuance costs	57,318	57,313
Other long-term liabilities	100	300
Funds’ equity	323,630	309,536
Total liabilities and equity	$384,914	$370,386

7.	Other assets consisted of the following at March 31, 2019 and December 31, 2018:

	March 31, 2019	December 31, 2018

Investment in Real Estate joint venture entity	$5,882	$5,891
Advances to Real Estate joint venture entity	873	804
Deferred tax assets, net	518	541
Right-of-use assets	250	—
Contract assets	243	957
Note receivable	54	57
Deposits for acquisitions of timberland	5	1,005
Total	$7,825	$9,255

8.
In the presentation of the Partnership’s revenue and operating income (loss) by segment, all intersegment revenue and expense is eliminated to determine operating income (loss) reported externally. The following tables reconcile internally reported income (loss) from operations to externally reported income (loss) from operations by business segment.

In the fourth quarter of 2018, the Partnership changed its method of reporting costs incurred by the Partnership Timber segment on behalf of the TIM segment, and reclassified $109,000 of operating expenses for the first quarter of 2018 from the Partnership Timber segment to the TIM segment to conform to the current year presentation.

Quarter ended March 31, (in thousands)	Partnership Timber	Funds Timber	Timberland Investment Management	Real Estate	Other	Consolidated
2019
Revenue - internal	$15,372	$9,440	$1,363	$551	$—	$26,726
Eliminations	(201)	—	(1,363)	(120)	—	(1,684)
Revenue - external	15,171	9,440	—	431	—	25,042

Cost of sales	(7,188)	(9,139)	—	(281)	—	(16,608)

Operating, general and administrative expenses - internal	(1,317)	(2,489)	(1,290)	(856)	(1,790)	(7,742)
Eliminations	245	1,311	69	33	26	1,684
Operating, general and administrative expenses - external	(1,072)	(1,178)	(1,221)	(823)	(1,764)	(6,058)
Income (loss) from operations - internal	6,867	(2,188)	73	(586)	(1,790)	2,376
Eliminations	44	1,311	(1,294)	(87)	26	—

Income (loss) from operations - external	$6,911	$(877)	$(1,221)	$(673)	$(1,764)	$2,376

2018
Revenue - internal	$15,247	$9,541	$1,024	$443	$—	$26,255
Eliminations	(109)	—	(1,024)	(135)	—	(1,268)
Revenue - external	15,138	9,541	—	308	—	24,987

Cost of sales	(5,026)	(6,952)	—	(322)	—	(12,300)

Operating, general and administrative expenses - internal	(1,510)	(1,806)	(1,076)	(955)	(1,651)	(6,998)
Eliminations	159	1,024	20	35	30	1,268
Operating, general and administrative expenses -external	(1,351)	(782)	(1,056)	(920)	(1,621)	(5,730)
Income (loss) from operations - internal	8,711	783	(52)	(834)	(1,651)	6,957
Eliminations	50	1,024	(1,004)	(100)	30	—

Income (loss) from operations - external	$8,761	$1,807	$(1,056)	$(934)	$(1,621)	$6,957

9.
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

	Quarter Ended March 31,
(in thousands, except per unit amounts)	2019	2018
Net and comprehensive income attributable to Pope Resources’ unitholders	$3,311	$5,718
Less:
Non-forfeitable distributions paid to unvested restricted unitholders	(38)	(45)
Preferred share dividends - ORM Timber Funds	(12)	(8)
Net and comprehensive income for calculation of earnings per unit	$3,261	$5,665

Basic and diluted weighted average units outstanding	4,325	4,321

Basic and diluted net earnings per unit	$0.75	$1.31

10.
In the first quarter of 2019, the Partnership issued 11,504 restricted units pursuant to the management incentive compensation program and 3,600 restricted units to members of the Board of Directors. These restricted units vest ratably over four years with the grant date fair value equal to the market price on the date of grant. During the three months ended March 31, 2019, 432 units were granted with no restrictions to certain board members who elected to receive their quarterly board compensation in the form of units rather than cash. Units granted to directors are included in the calculation of total equity compensation expense which is recognized over the vesting period, for restricted units, or immediately for unrestricted units. Grants to retirement-eligible individuals on the date of grant are expensed immediately. The Partnership recognized $593,000 and $523,000 of equity compensation expense in the first quarter of 2019 and 2018, respectively, related to these compensation programs.

11.
Supplemental disclosure of cash flow information: interest paid, net of amounts capitalized, totaled $415,000 and $508,000 during the first three months of 2019 and 2018, respectively. Income taxes paid totaled $20,000 and $338,000 for the first three months of 2019 and 2018, respectively.

12.
The Partnership’s financial instruments include cash, accounts receivable, and a note receivable, included in other assets, for which the carrying amount of each represents fair value based on current market interest rates or their short-term nature.

Collectively, the Partnership’s and the Funds’ fixed-rate debt has a carrying value of $125.5 million as of March 31, 2019 and December 31, 2018. The estimated fair value of this debt, based on current interest rates for similar instruments (Level 2 inputs in the Fair Value Hierarchy), is approximately $129.4 million and $126.3 million as of March 31, 2019 and December 31, 2018, respectively.

13.
The Partnership had an accrual for estimated environmental remediation costs of $8.9 million and $9.1 million as of March 31, 2019 and December 31, 2018, respectively. The environmental remediation liability represents management’s estimate of payments to be made to remedy and monitor certain areas in and around Port Gamble Bay, Washington. The liability at March 31, 2019 is comprised of $925,000 that management expects to expend in the next 12 months and $8.0 million thereafter.

In December 2013, a consent decree and Clean-up Action Plan (CAP) related to Port Gamble Bay were finalized with the Washington State Department of Ecology (DOE) and filed with Kitsap County Superior Court. Construction activity commenced in late September 2015 and the required in-water portion of the cleanup was completed in January 2017. By the end of the third quarter of 2017, the sediments dredged from the Bay were moved to their permanent storage location on property owned by the Partnership a short distance from the town of Port Gamble. This effectively concluded the component of the project related to the in-water cleanup of Port Gamble Bay.

In February 2018, the Partnership and DOE entered into an agreed order with respect to the millsite under which the Partnership has performed a remedial investigation and feasibility study (RI/FS) and drafted a CAP. As with the in-water portion of the project, the CAP defines the scope of the remediation activity for the millsite.

As disclosed previously, certain environmental laws allow state, federal, and tribal trustees (collectively, the Trustees) to bring suit against property owners to recover damages for injuries to natural resources. Like the liability that attaches to current property owners in the cleanup context, liability for natural resource damages (NRD) can attach to a property owner simply because an injury to natural resources resulted from releases of hazardous substances on that owner’s property, regardless of culpability for the release. In the case of Port Gamble, the Trustees are alleging that the Partnership has NRD liability because of releases that occurred on its property. The Partnership has been in discussions with the Trustees regarding their claims and the alleged conditions in Port Gamble Bay, and has also been discussing restoration alternatives that might address the damages the Trustees allege. These discussions have progressed to the point where management has identified a short list of restoration projects that may resolve the Trustees’ NRD claims.

The RI/FS and CAP for the millsite will be reviewed by DOE prior to being finalized, which will be codified in a consent decree. For the NRD component of the project, discussions with the Trustees are continuing, and management expects those discussions will ultimately result in a settlement agreement. At present, management expects the CAP and consent decree for the millsite and the NRD settlement agreement to be finalized in 2019. In both cases, it is reasonably possible that cost estimates could change as a result of changes to either the millsite cleanup or the NRD restoration components of the liability, or both. Management currently expects the millsite cleanup and NRD restoration projects to occur over the next two to three years.
Finally, there will be a monitoring period that is expected to be approximately 15 years during which the Partnership will monitor conditions in the Bay, on the millsite, and at the storage location of the dredged and excavated sediments. During this monitoring phase, conditions may arise that require corrective action, and monitoring protocols may change over time. In addition, extreme weather events could cause damage to the sediment caps that would need to be repaired. These factors could result in additional costs.

Activity in the environmental liability is as follows:

(in thousands)	Balance at Beginning of the Period	Additions to Accrual	Expenditures for Remediation	Balance at Period-end
Year ended December 31, 2017	$12,770	$—	$(7,791)	$4,979
Year ended December 31, 2018	4,979	5,600	(1,496)	9,083
Quarter ended March 31, 2019	9,083	—	(158)	8,925

14.
In April 2019, the Partnership refinanced a $9.8 million debt tranche with Northwest Farm Credit Services that was originally due in September 2019. As refinanced, this debt has an ultimate maturity of April 2031. The $9.8 million refinancing is divided into three tranches with fixed rates, gross of patronage rebates, for specific periods, as follows:

•	$3.0 million at 4.35% through April 2027

•	$3.0 million at 4.51% through April 2029

•	$3.8 million at 4.60% through April 2031

On the expiration of the fixed-rate periods, the tranches can be repaid or refinanced without penalty, or revert to a floating rate or be fixed at then-current rates for periods not to exceed the ultimate maturity of April 2031. The Partnership paid a prepayment fee of $61,000 in connection with this refinancing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains a number of projections and statements about our expected financial condition, operating results, and business plans and objectives. These statements reflect management’s estimates based upon our current expectations, in light of management’s knowledge of existing circumstances and expectations about future developments. Statements about expectations and future performance are “forward looking statements” within the meaning of applicable securities laws, which describe our goals, objectives and anticipated performance. These statements can be identified by words such as “anticipate”, “believe”, “expect”, “intend”, and similar expressions. Some of these statements are inherently uncertain, and some or all of these statements may not come to pass. Accordingly, you should not interpret these statements as promises that we will perform at a given level or that we will take any or all of the actions we currently expect to take. Our future actions, as well as our actual performance, will vary from our current expectations, and under various circumstances these variations may be material and adverse. Some of the factors that may cause our actual operating results and financial condition to fall short of our expectations are set forth in the part of this report entitled “Risk Factors” in Part II, Item 1A below. From time to time we identify other risks and uncertainties in our other filings with the Securities and Exchange Commission. The forward-looking statements in this report reflect our estimates and expectations as of the date of the report, and unless required by law, we do not undertake to update these statements as our business operations and environment change.

This discussion should be read in conjunction with the condensed consolidated financial statements and related notes included with this report.

EXECUTIVE OVERVIEW

Pope Resources, A Delaware Limited Partnership (“we” or the “Partnership”), is engaged in four primary businesses: Partnership Timber, Funds Timber, Timberland Investment Management, and Real Estate.

By far the most significant segments, in terms of owned assets and operations, are our two timber segments, which we refer to as Partnership Timber and Funds Timber. These segments include timberlands owned directly by the Partnership and three private equity funds (“Fund II”, “Fund III”, and “Fund IV”, collectively, the “Funds”), respectively. We refer to the timberland owned by the Partnership as the Partnership’s tree farms, and our Partnership Timber segment reflects operations from those properties. We refer to timberland owned by the Funds as the Funds’ tree farms, and operations from those properties are reported in our Funds Timber segment. When referring collectively to the Partnership’s and Funds’ timberland, we refer to them as the Combined tree farms. Operations in each of these segments consist of growing timber and manufacturing logs for sale to domestic wood products manufacturers and log export brokers.

Our Timberland Investment Management segment is engaged in organizing and managing private equity timber funds using capital invested by third parties and the Partnership. The Funds are consolidated into our financial statements, but then income or loss attributable to equity owned by third parties is subtracted from consolidated results in our Condensed Consolidated Statements of Comprehensive Income under the caption “Net and comprehensive loss attributable to non-controlling interests-ORM Timber Funds” to arrive at “Net and comprehensive income attributable to unitholders”.

Our current strategy for adding timberland acreage is centered primarily on our private equity timber fund business model. However, where it does not conflict with exclusivity provisions with the Funds, we acquire smaller timberland parcels from time to time to add on to the Partnership’s existing tree farms. In addition, during periods when the Funds’ committed capital is fully invested, we may look to acquire larger timberland properties for the Partnership. Our three active timber funds have assets under management totaling approximately $545 million as of March 31, 2019 based on the most recent appraisals. Through our 20% co-investment in Fund II, our 5% co-investment in Fund III, and our 15% co-investment in Fund IV, we have deployed $51 million of Partnership capital. Fund IV, launched in December 2016, is still in its investment period and has not yet placed all of its committed capital. Our co-investment affords us a share of the Funds’ operating cash flows while also allowing us to earn asset management and timberland management fees, as well as potential future incentive fees, based upon the overall success of each fund. We also believe that this strategy allows us to maintain more sophisticated expertise in timberland acquisition, valuation, and management on a more cost-effective basis than we could for the Partnership’s timberlands alone. We believe our co-investment strategy also enhances our credibility with existing and prospective Fund investors by demonstrating that we have both an operational and a financial commitment to the Funds’ success.

Our Real Estate segment’s activities primarily include securing permits and entitlements, and in some cases, installing infrastructure for raw land development and then realizing that land’s value by selling larger parcels to developers who, in turn, seek to take the land further up the value chain by either selling homes to retail buyers or lots to developers of commercial property. More recently, we have acquired and developed other real estate properties (not previously owned by the Partnership), either on our own or by partnering with another developer in a joint venture. Since these projects often span multiple years, the Real Estate segment may incur losses for multiple years while a project is developed, and will not recognize operating income until that project is sold. In addition, within this segment, we sometimes negotiate and sell development rights in the form of conservation easements (CE’s) on Partnership Timber properties which preclude future development, but allow continued timber operations. The strategy for our Real Estate segment centers around how and when to “harvest”, or sell, a parcel of land to realize its optimal value. In doing so, we seek to balance the long-term risks and costs of carrying and developing a property against the potential for income and cash flows upon sale. Land held for development by our Real Estate segment represents property in western Washington that has been deemed suitable for residential and commercial building sites. Land held for sale includes those properties in the development portfolio that we expect to sell in the next 12 months.

Adjusted EBITDDA

We use Adjusted EBITDDA as a supplemental measure of segment performance. We define Adjusted EBITDDA as earnings before interest, taxes, depletion, depreciation, amortization, gain or loss on timberland sold, and environmental remediation expense. In addition, we reflect Adjusted EBITDDA on an internal reporting basis without eliminating inter-segment activity, which has no net impact on total Adjusted EBITDDA. Accordingly, fees earned from managing the Funds are reflected in the Timberland Investment Management segment and this same amount is reflected as expense in the Funds Timber segment. We believe Adjusted EBITDDA captures the ongoing operations of each of our segments and is a useful supplemental metric to assess the segments’ financial performance. Our definition of Adjusted EBITDDA may be different from similarly titled measures reported by other companies, including those in our industry. Adjusted EBITDDA is not necessarily indicative of the Adjusted EBITDDA that may be generated in future periods. Adjusted EBITDDA is a non-GAAP performance measure which is reconciled to the GAAP measure of operating income in the table below.

Quarter ended March 31, (in thousands)	Partnership Timber	Funds Timber	Timberland Investment Management	Real Estate	Other	Consolidated
2019

Income (loss) from operations - external	$6,911	$(877)	$(1,221)	$(673)	$(1,764)	$2,376
Reversal of segment eliminations	(44)	(1,311)	1,294	87	(26)	—
Income (loss) from operations - internal	6,867	(2,188)	73	(586)	(1,790)	2,376
Depletion, depreciation, and amortization	1,641	4,935	19	67	12	6,674
Adjusted EBITDDA	$8,508	$2,747	$92	$(519)	$(1,778)	$9,050

2018
Income (loss) from operations - external	$8,761	$1,807	$(1,056)	$(934)	$(1,621)	$6,957
Reversal of segment eliminations	(50)	(1,024)	1,004	100	(30)	—
Income (loss) from operations - internal	8,711	783	(52)	(834)	(1,651)	6,957
Depletion, depreciation, and amortization	1,330	3,422	10	68	14	4,844
Adjusted EBITDDA	$10,041	$4,205	$(42)	$(766)	$(1,637)	$11,801

Outlook

We expect 2019 harvest volume will range between 63-67 MMBF for the Partnership, and 87-91 MMBF for the Funds, including timber deed sales. The Partnership volume includes 6-10 MMBF of volume from timber located on real estate properties that is not factored into our long-term, sustainable harvest plan of 57 MMBF. On a look-through basis, accounting for Partnership’s share of the Funds’ results based on its ownership interest in fund, total 2019 harvest volume, including timber deed sales, is expected to be 75-78 MMBF.

We expect the Partnership to close on the remaining 65 residential lots from our Harbor Hill project in Gig Harbor, Washington; a parcel of timberland in Kitsap County, Washington; and an assortment of conservation easement, industrial lot, and residential lot sales.

Timber - Overall

Operations. As of March 31, 2019, Timber results include operations on 120,000 acres of timberland owned by the Partnership (Partnership Timber) in western Washington, and 141,000 acres of timberland owned by the Funds (Funds Timber) in western Washington, northwestern Oregon, southwestern Oregon, and northern California.

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

Revenue in our Partnership Timber and Funds Timber segments is also derived from commercial thinning operations, ground leases for cellular communication towers, and royalties from gravel mines and quarries, all of which are included in other revenue in the tables that follow, and timber deed sales. Commercial thinning consists of the selective cutting of timber stands not yet of optimal harvest age. The smaller diameter logs harvested in these operations do, however, have some commercial value, thus allowing us to earn revenue while at the same time improving the projected value at harvest of the remaining timber in the stand.

Log Prices. During Q1 2019, log prices decreased slightly from prices realized during Q4 2018, but fell substantially from the record highs realized during Q1 2018. For the Partnership, the overall realized log price decreased 2% and 19% relative to Q4 2018 and Q1 2018, respectively. For the Funds, the overall realized log price decreased 3% and 13% relative to Q4 2018 and Q1 2018, respectively.

West Coast softwood lumber production during Q1 2019 dropped 3%1 from Q4 2018 and 6% from Q1 2018. Log prices in the first quarter of 2019 were weak in the face of ample supply and weak demand relative to the same period of 2018. In addition to low log inventory levels in late 2017 due to an unusually devastating wildfire season, winter weather-related transportation bottlenecks inhibited log and lumber deliveries in Q1 2018, resulting in record-high prices in anticipation of a strong building season. The rising cost of building materials and increasing mortgage rates resulted in a shortfall in new home construction and caused lumber prices to drop precipitously beginning in Q2 2018 and through the remainder of the year. Lumber inventories began building in Q2 2018 and increased through Q4 2018, peaking in November. Producers responded with lower log acquisitions and production curtailments. Lumber inventories remained relatively high coming into Q1 2019, but receded to Q2 2018 levels by March 2019.

West Coast break-bulk log exports in Q1 2019 were 30% below Q4 20182 and 18% below Q1 2018, driven primarily by a softening China market related to heightened trade tensions between the U.S. and China. On September 18, 2018, China announced tariffs on $60 billion of U.S. goods, which became effective on September 24, 2018. These tariffs on softwood logs from the Pacific Northwest (PNW) region include 5% on Douglas-fir and western hemlock logs (most impactful to us), 10% for spruce logs, 25% for pine logs, and 10% for softwood lumber. The potential existed for China to increase the tariffs on Douglas-fir and western hemlock to 20% on January 1, 2019, if the U.S. were to implement tariff increases on Chinese imports, as threatened by the Trump administration. While new tariffs never materialized, the threat of tariff increases by the U.S. created uncertainty among PNW log exporters, who became hesitant to purchase logs given the possibility that they could accumulate log inventories and then be unable to sell them to China. This caused an increase in log supply to the domestic market, placing downward pressure on log prices. The domestic market was already well supplied with logs and lumber, as manufacturers had built up log inventories heading into the winter months. As a result, log and finished lumber inventories at domestic mills were high, leading to log price reductions, quotas, and in some cases temporary shutdowns.

1 Random Lengths Yardstick, March 2019
2 Jones Stevedoring Company Monthly Breakbulk Log Export Report, March 2019

Partnership Timber

Partnership Timber operating results for the quarters ended March 31, 2019, December 31, 2018, and March 31, 2018, were as follows:

	Q1 2019	Q4 2018	Q1 2018
Partnership
Overall log price per MBF	$629	$643	$779
Total volume (in MMBF)	23.4	18.6	18.8

(in thousands)
Log sale revenue	$14,722	$11,726	$14,635
Timber deed sale revenue	—	92	—
Other revenue	449	657	503
Total revenue	15,171	12,475	15,138
Cost of sales	(7,188)	(5,832)	(5,026)
Operating expenses	(1,072)	(1,693)	(1,351)
Operating income	$6,911	$4,950	$8,761

Operating Income

Comparing Q1 2019 to Q4 2018.  Operating income increased by $2.0 million, or 40%, from Q4 2018, driven by a 26% increase in total harvest volume, which was partially offset by a weighted average realized log price decrease of 2%.

Comparing Q1 2019 to Q1 2018.  Operating income decreased $1.9 million, or 21%, from Q1 2018, driven by a 19% decrease in the average realized log price and a 43% increase in cost of sales, which is associated with a 24% increase in delivered log volume and higher harvest and haul costs on a per MBF basis.

Revenue

Comparing Q1 2019 to Q4 2018.  Log sale revenue in Q1 2019 increased $3.0 million, or 26%, from Q4 2018, due to a 26% increase in total harvest volume, which was partially offset by an average realized log price decrease of 2%.

Comparing Q1 2019 to Q1 2018.  Log sale revenue in Q1 2019 increased $87,000, or 1%, from Q1 2018, due to a 24% increase in harvest volume, which was mostly offset by a 19% decrease in average realized log prices.

 Log Prices

Partnership Timber log prices for the quarters ended March 31, 2019, December 31, 2018, and March 31, 2018, were as follows:

Average price realizations (per MBF)
	Q1 2019	Q4 2018	Q1 2018
Partnership
Douglas-fir domestic	$655	$660	$850
Douglas-fir export	730	776	922
Whitewood domestic	528	610	549
Whitewood export	544	622	764
Cedar	973	996	1,458
Hardwood	650	742	708
Pulpwood	385	371	375
Overall log price	629	643	779

Comparing Q1 2019 to Q4 2018. Overall realized log prices in Q1 2019 were 2% lower than Q4 2018. Our overall average realized log price is influenced heavily by price movements for our two most prevalent species, Douglas-fir and whitewood, and the relative harvest volume mix of those two species. Realized Douglas-fir sawlog prices decreased by 1% and 6% for domestic and export sorts, respectively. Realized whitewood sawlog prices decreased by 13% for both domestic and export sorts.

Comparing Q1 2019 to Q1 2018. From Q1 2018 to Q1 2019, average realized log prices decreased 19%. While the weather-related transportation bottlenecks experienced in Q1 2018 were less of an issue in Q1 2019, the supply-side response to the record-high log and lumber prices observed in the first half of 2018 resulted in over-supplied log yards in the second half of the year, which led mill operators to curtail production and drastically reduce log purchases by late Q3 2018. At the same time, ongoing trade tensions between the U.S. and China, as well as slowing economic activity in China, resulted in reduced log exports. In combination, these factors caused a general softening in log demand resulting in price decreases across most species and sorts.

Log Volume

The Partnership harvested the following log volumes by species for the quarters ended March 31, 2019, December 31, 2018, and March 31, 2018:

Volume (in MMBF)
	Q1 2019		Q4 2018		Q1 2018
Partnership
Douglas-fir domestic	12.4	53%	9.8	55%	12.2	64%
Douglas-fir export	4.8	21%	3.1	17%	1.8	10%
Whitewood domestic	0.5	2%	0.8	4%	0.3	2%
Whitewood export	0.2	1%	0.6	3%	0.5	3%
Cedar	0.4	2%	0.2	1%	0.4	2%
Hardwood	1.3	6%	1.1	6%	0.6	3%
Pulpwood	3.8	15%	2.6	14%	3.0	16%
Log sale volume	23.4	100%	18.2	100%	18.8	100%
Timber deed sale volume	—		0.4		—
Total volume	23.4		18.6		18.8

Comparing Q1 2019 to Q4 2018. Harvest volume increased 4.8 MMBF, or 26%, in Q1 2019 from Q4 2018. The increase in Q1 2019 includes volume that was not harvested in Q4 2018 due to an over-supplied log market and additional volume associated with a 10% increase in our annual sustainable harvest level.

 Comparing Q1 2019 to Q1 2018. Harvest volume increased 4.6 MMBF, or 24%, in Q1 2019 from Q1 2018. The increase in Q1 2019 includes volume that was not harvested in 4Q 2018 due to an over-supplied log market and additional volume associated with a 10% increase in our annual sustainable harvest level.

Cost of Sales

Cost of sales varies with harvest volume, and for the quarters ended March 31, 2019, December 31, 2018, and March 31, 2018, was as follows, with the first part of the table expressing these costs in total dollars and the second part of the table expressing those costs that are driven by volume on a per MBF basis:

(in thousands)
	Q1 2019	Q4 2018	Q1 2018
Partnership
Harvest, haul, and tax	$5,586	$4,545	$3,728
Depletion	1,599	1,284	1,295
Other	3	3	3
Total cost of sales	$7,188	$5,832	$5,026

Amounts per MBF *
Harvest, haul, and tax	$239	$250	$198
Depletion	$68	$69	$69

*	Timber deed sale volumes are excluded in the per MBF computation for harvest, haul and tax costs but included in the per MBF computation for depletion.

Comparing Q1 2019 to Q4 2018. Cost of sales increased $1.4 million, or 23%, in Q1 2019 from Q4 2018 due to a 26% increase in harvest volume. On a per-MBF basis, the harvest, haul and tax rate decreased by 4% due to a slightly higher mix of gentler terrain that allows for less expensive ground-based logging.

Comparing Q1 2019 to Q1 2018. Cost of sales increased $2.2 million, or 43%, in Q1 2019 from Q1 2018 due primarily to a 24% increase in harvest volume. On a per-MBF basis, the harvest, haul and tax rate increased by 21% due to logging in more expensive cable-based units and longer haul distances during the current quarter.

Operating Expenses

Operating expenses include the cost of maintaining existing roads and building temporary roads for harvesting, silviculture costs, and other management expenses. For the quarters ended March 31, 2019, December 31, 2018, and March 31, 2018, segment operating expenses were $1.1 million, $1.7 million, and $1.4 million, respectively. The $621,000 decrease in operating expenses in Q1 2019 from Q4 2018 is attributable to lower silviculture and management expenses, which were partially offset by higher road maintenance expenses. The $279,000 decrease in operating expenses from Q1 2018 to Q1 2019 reflects lower expenses in all categories.

Funds Timber

Funds Timber operating results for quarters ended March 31, 2019, December 31, 2018, and March 31, 2018, were as follows:

	Q1 2019	Q4 2018	Q1 2018
Funds
Overall log price per MBF	$631	$650	$728
Total volume (MMBF)	14.1	16.6	13.1

(in thousands)
Log sale revenue	$8,860	$7,907	$9,509
Timber deed sale revenue	—	935	—
Other revenue	580	266	32
Total revenue	9,440	9,108	9,541
Cost of sales	(9,139)	(8,221)	(6,952)
Operating expenses - internal	(2,489)	(2,473)	(1,806)
Operating income (loss) - internal	(2,188)	(1,586)	783
Eliminations *	1,311	1,191	1,024
Operating income (loss) - external	$(877)	$(395)	$1,807
* Represents primarily management fees charged to the Funds and eliminated from operating expenses in consolidation. In the TIM segment, these fees are reflected as revenue, on an internal reporting basis, and eliminated in consolidation.

Operating Income

Comparing Q1 2019 to Q4 2018. Operating loss increased $482,000 from Q4 2018, due primarily to timber deed sales of $935,000 in Q4 2018 that had no counterpart in Q1 2019. Log sale revenue increased by 12% due to a 15% increase in delivered log volume, which was partially offset by a 3% decline in the average realized log price. These factors combined to generate a 4% increase in total revenue, which served to partially offset increases of 11% and 1% in cost of sales and operating expenses, respectively.

Comparing Q1 2019 to Q1 2018. Operating income decreased $2.7 million from Q1 2018, driven by a 13% decrease in the average delivered log price, a 51% increase in operating expenses, and a 32% increase cost of sales.

Revenue

Comparing Q1 2019 to Q4 2018. Total revenue in Q1 2019 increased $332,000, or 4%, from Q4 2018, due to increases of $953,000 in log sale revenue and $314,000 in other revenue, which were partially offset by a $935,000 decrease in timber deed sales. The increase in log sale revenue was driven by a 15% increase in delivered log sale volume, which was partially offset by a 3% decrease in the average realized log price. The increase in other revenue was driven primarily by revenue from a salvage harvest of fire-damaged timber on a Fund IV property, for which there was no counter-part in Q4 2018.

Comparing Q1 2019 to Q1 2018. Total revenue in Q1 2019 decreased $101,000, or 1%, from Q1 2018, due to a $649,000 decrease in log sale revenue, which was partially offset by a $548,000 increase in other revenue. The decrease in log sale revenue was due to 13% decline in the average realized log price, that was partially offset by an 8% increase in delivered log volume. The increase in other revenue was driven by revenue from a salvage harvest of fire-damaged timber on a Fund IV property, for which there was no counter-part in Q1 2018.

Log Prices

Funds Timber log prices for quarters ended March 31, 2019, December 31, 2018, and March 31, 2018, were as follows:

Average price realizations (per MBF)
	Q1 2019	Q4 2018	Q1 2018
Funds
Douglas-fir domestic	$647	$661	$829
Douglas-fir export	731	767	963
Whitewood domestic	513	605	665
Whitewood export	547	628	707
Pine	432	562	480
Cedar	961	1,095	1,343
Hardwood	530	664	722
Pulpwood	359	359	384
Overall log price	631	650	728
Timber deed sales	—	215	—

Comparing Q1 2019 to Q4 2018. Overall realized log prices in Q1 2019 were 3% lower than Q4 2018. Prices decreased across all species and sorts, with the exception of pulpwood. The excess lumber inventories held by domestic producers in the second half of 2018 carried over into Q1 2019, which continued to place downward pressure on prices for logs that were in plentiful supply due to favorable operating conditions and slack demand from a softening export market.

Comparing Q1 2019 to Q1 2018. From Q1 2018 to Q1 2019, average realized log prices decreased 13%. Prices decreased across all species and sorts from Q1 2018 to Q1 2019 for several reasons. The weather-related supply and transportation issues that resulted in strengthening log prices during Q1 2018 were largely ameliorated later in 2018. The tight supply conditions that caused lumber prices to reach record highs during the first half of 2018 reversed by the second half of the year, resulting in over-supplied mill yards. The uncertainty created by trade tensions between the U.S. and China led to softening demand in the export market which remains today.

Log Volume

The Funds harvested the following log volumes by species for the quarters ended March 31, 2019, December 31, 2018, and March 31, 2018:

Volume (in MMBF)
	Q1 2019		Q4 2018		Q1 2018
Funds
Douglas-fir domestic	7.4	52%	3.9	31%	3.8	29%
Douglas-fir export	2.9	21%	2.9	24%	1.6	12%
Whitewood domestic	1.3	9%	3.4	28%	4.9	37%
Whitewood export	0.4	3%	0.5	4%	0.4	3%
Pine	0.1	1%	0.3	2%	0.2	2%
Cedar	0.5	4%	0.2	2%	0.3	2%
Hardwood	0.2	1%	0.1	1%	0.2	2%
Pulpwood	1.3	9%	1.0	8%	1.7	13%
Log sale volume	14.1	100%	12.3	100%	13.1	100%
Timber deed sale volume	—		4.3		—
Total volume	14.1		16.6		13.1

Partnership’s share of Funds	1.8		1.6		1.7

Comparing Q1 2019 to Q4 2018. Volume from delivered log and timber deed sales decreased by 2.5 MMBF, or 15%, in Q1 2019 versus Q4 2018. This decrease was driven by a 4.3 MMBF decrease in timber deed sale volume. The changes in relative product mix reflect the species composition in harvest units and weakening demand in the export market which caused log volume that otherwise would have been sold to the export market to be diverted to the domestic market.

 Comparing Q1 2019 to Q1 2018. Volume from delivered log and timber deed sales increased by 1.0 MMBF, or 8%, in Q1 2019 versus Q1 2018. The changes in the relative product mix for Douglas-fir (+32%) and whitewood (-28%) reflect the species composition of the units selected for harvest during each quarter.

Cost of Sales

Cost of sales vary with harvest volume. Because the Funds’ tree farms were acquired more recently than those of the Partnership, the depletion rates for the Funds’ tree farms are much higher than for the Partnership. For the quarters ended March 31, 2019, December 31, 2018, and March 31, 2018, cost of sales were as follows, with the first part of the table expressing these costs in total dollars and the second part of the table expressing those costs that are driven by volume on a per MBF basis:

(in thousands)
	Q1 2019	Q4 2018	Q1 2018
Funds
Harvest, haul, and tax *	$3,817	$3,046	$3,517
Depletion *	4,935	4,976	3,422
Other	387	199	13
Total cost of sales	$9,139	$8,221	$6,952

Partnership’s share of Funds	$1,091	$713	$782

Amounts per MBF
Harvest, haul, and tax	$271	$248	$268
Depletion	$350	$300	$261
* Timber deed sale volumes are excluded in the per MBF computation for harvest, haul, and tax costs but included in the per MBF computation for depletion.

Comparing Q1 2019 to Q4 2018. Cost of sales increased $918,000, or 11%, in Q1 2019 from Q4 2018, due to a $771,000 increase in harvest, haul and tax costs, partially offset by a $41,000 decrease in depletion expense. Despite the 15% decrease in volume, a larger component of Q1 2019 volume was from delivered log sales, for which we incur harvest and haul costs, as opposed to timber deed sales, for which we do not incur harvest and haul costs. The increase in other cost of sales is related to the salvage harvest of fire-damaged timber on a Fund IV property. The 9% increase in per-MBF harvest, haul, and tax rate reflects a higher proportion of steeper terrain that requires more expensive cable-logging systems. The per-MBF average depletion rate increased by 17% as the mix of harvest volume from the Funds’ properties shifted to tree farms with higher depletion rates.

Comparing Q1 2019 to Q1 2018. Cost of sales increased $2.2 million, or 31%, in Q1 2019 from Q1 2018, due to a $1.5 million increase in depletion expense, a $400,000 increase in other cost of sales, and a $300,000 increase in harvest, haul, and tax costs. The higher depletion expense and harvest, haul and tax costs were driven by an 8% increase in harvest volume. In addition, the per-MBF average depletion rate increased by 34% as the mix of harvest volume from the Funds’ properties shifted to tree farms with higher depletion rates. The increase in other cost of sales is related to the salvage harvest of fire-damaged timber on a Fund IV property.

Operating Expenses

Operating expenses include the cost of maintaining existing roads and building temporary roads for harvesting, silviculture costs, and other management expenses that include the asset and timberland management fees charged to the Funds. These fees, which are the source of revenue for our Timberland Investment Management segment (discussed below), are eliminated in consolidation, and amounted to $1.3 million, $1.2 million, and $1.0 million in Q1 2019, Q4 2018, and Q1 2018, respectively. After elimination of these fees, Fund operating expenses were $1.2 million, $1.3 million, and $782,000 for Q1 2019, Q4 2018, and Q1 2018, respectively.

The $104,000 decrease in operating expenses in Q1 2019 from Q4 2018 is attributable to a $230,000 decrease in silviculture expenses, which was partially offset by increases in management and road maintenance expenses. Silviculture costs are decreasing generally on the Funds’ tree farms, as we complete silviculture treatments deferred by the prior owners.

Operating expenses increased by $396,000 in Q1 2019 from Q1 2018, due in part to operating expenses incurred on the Fund IV properties which were acquired during Q4 2018 and Q1 2019. Specific cost increases include $346,000 in road maintenance and $86,000 in management expenses, which were only partially offset by a $36,000 decrease in silviculture expenses.

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

	Q1 2019	Q4 2018	Q1 2018
Partnership's share of Funds
Total volume (MMBF)	1.8	1.6	1.7

(in thousands)
Log sale revenue	$1,103	$606	$1,207
Timber deed sale revenue	—	140	—
Other revenue	86	42	5

Cost of sales	(1,091)	(713)	(782)
Operating expenses - internal	(314)	(301)	(200)
Eliminations *	159	129	112
* Represents primarily the Partnership’s share of management fees charged to the Funds and eliminated from operating expenses in consolidation. In the TIM segment, these fees are reflected as revenue, on an internal reporting basis, and eliminated in consolidation.

Timberland Investment Management

The Timberland Investment Management (TIM) segment manages timberland portfolios on behalf of three private equity timber funds that own a combined 141,000 acres of commercial timberland in western Washington, northwestern Oregon, southwestern Oregon, and northern California as of March 31, 2019. Total assets under management are $545 million based on the most recent appraisals.

Fund Distributions and Fees Paid to the Partnership

Fund distributions are paid from available Fund cash, generated primarily from the harvest and sale of timber after paying all Fund expenses, management fees, and recurring capital costs. The Partnership received combined distributions from the Funds of $434,000 and $1.9 million during the three months ended March 31, 2019 and 2018, respectively.
The Partnership earned asset, investment, and timberland management fees from the Funds of $1.4 million and $1.0 million for the three months ended March 31, 2019 and 2018, respectively. These fees, which represent a portion of the operating expenses in our Funds Timber segment (discussed above) are eliminated as the Funds are consolidated in our financial statements, as shown in the table below.
Revenue and Operating Loss

The fees earned from managing the Funds include a fixed component related to invested capital and acres owned, and a variable component related to harvest volume from the Funds’ tree farms.

Revenue and operating loss for the TIM segment for the quarters ended March 31, 2019 and 2018 were as follows:

	Quarter Ended
(in thousands, except invested capital, volume and acre data)	Mar-19	Mar-18
Revenue internal	$1,363	$1,024
Intersegment eliminations	(1,363)	(1,024)
Revenue external	$—	$—

Operating income internal	$73	$(52)
Intersegment eliminations	(1,294)	(1,004)
Operating loss external	$(1,221)	$(1,056)

Invested capital (in millions)	$407	$354
Acres owned by Funds	141,000	124,000
Harvest volume - Funds (MMBF), including timber deed sales	14.1	13.1

TIM generated management fee revenue of $1.4 million and $1.0 million from managing the Funds during Q1 2019 and Q1 2018, respectively. The increase in revenue resulted primarily from an increase in management fees associated with a rise in invested capital and acres owned following the acquisition of two properties by Fund IV since Q1 2018.

Operating expenses rose for the quarter ended March 31, 2019, versus the comparable period in 2018, totaling $1.2 million and $1.1 million, respectively, due to costs associated with managing the additional properties acquired by Fund IV.

Real Estate

The Real Estate segment’s activities consist of investing in and later reselling improved properties, holding properties for later development and sale, and managing commercial properties. Revenue is generated primarily from the sale of land within our 2,000-acre Real Estate portfolio, sales of development rights known as conservation easements (CE’s), sales of tracts from the Partnership’s timberland portfolio, and residential and commercial rents from our Port Gamble and Poulsbo properties. The CE sales allow us to continue conducting harvest operations on the timberland, but bar any future subdivision or development on the property. In addition, we may acquire and develop other properties for sale, either on our own or by partnering with other experienced real estate developers in a joint venture. The Partnership’s Real Estate holdings are located primarily in the Washington counties of Pierce, Kitsap, and Jefferson with sales of land for this segment typically falling into one of three general types:

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

Those properties that are for sale, under contract, and we expect to sell within the next 12 months, are classified on our balance sheet as a current asset under “Land Held for Sale”. The $6.7 million amount currently in Land Held for Sale reflects properties that are under contract and expected to close between now and the end of the first quarter of 2020, comprising residential parcels from our Harbor Hill project in Gig Harbor, Washington.

Results from Real Estate operations are expected to vary significantly from period to period as we make multi-year investments in entitlements and infrastructure prior to selling entitled or developed land. Further, Real Estate results will vary as a result of adjustments to our environmental remediation liability related to Port Gamble. These adjustments are reflected in our Real Estate segment within operating expenses.

Comparing Q1 2019 to Q1 2018. In Q1 2019, we closed on the sale of a small parcel of undeveloped land for $22,000 whereas there were no such transactions in Q1 2018. Rental and other revenue increased from $308,000 in Q1 2018 to $409,000 in Q1 2019 due primarily to a consulting project that had no counterpart in the prior year. Real Estate operating expenses decreased to $823,000 during Q1 2019 from $920,000 during Q1 2018 as a result of lower project planning, legal, and personnel costs. These factors resulted in an operating loss of $673,000 for Q1 2019 compared to $934,000 for Q1 2018.

Real Estate revenue and gross margin are summarized in the table below for the three months ended March 31, 2019 and 2018:

(in thousands, except units sold and per unit amounts)
Description	Revenue	Gross Margin	Units Sold		Revenue per unit	Gross Margin per unit
Unimproved land	$22	$16	Acres:	3	7,333	5,333
Rentals and other	409	134
March 31, 2019 total	$431	$150

Rentals and other	$308	$(14)
March 31, 2018 total	$308	$(14)

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
In February 2018, the Partnership and DOE entered into an agreed order with respect to the millsite under which the Partnership has performed a remedial investigation and feasibility study (RI/FS) and drafted a CAP. As with the in-water portion of the project, the CAP defines the scope of the remediation activity for the millsite.

As disclosed previously, certain environmental laws allow state, federal, and tribal trustees (collectively, the Trustees) to bring suit against property owners to recover damages for injuries to natural resources. Like the liability that attaches to current property owners in the cleanup context, liability for natural resource damages (NRD) can attach to a property owner simply because an injury to natural resources resulted from releases of hazardous substances on that owner’s property, regardless of culpability for the release. In the case of Port Gamble, the Trustees are alleging that the Partnership has NRD liability because of releases that occurred on its property. The Partnership has been in discussions with the Trustees regarding their claims and the alleged conditions in Port Gamble Bay, and has also been discussing restoration alternatives that might address the damages the Trustees allege. These discussions have progressed to the point where management has identified a short list of restoration projects that may resolve the Trustees’ NRD claims.

The RI/FS and CAP for the millsite will be reviewed by DOE prior to being finalized, which will be codified in a consent decree. For the NRD component of the project, discussions with the Trustees are cotinuing, and we expect those discussions will ultimately result in a settlement agreement. At present, we expect the CAP and consent decree for the millsite and the NRD settlement agreement to be finalized in 2019. In both cases, it is reasonably possible that cost estimates could change as a result of changes to either the millsite cleanup or the NRD restoration components of the liability, or both. We currently expect the millsite cleanup and NRD restoration projects to occur over the next two to three years.
Finally, there will be a monitoring period that is expected to be approximately 15 years during which we will monitor conditions in the Bay, on the millsite, and at the storage location of the dredged and excavated sediments. During this monitoring phase, conditions may arise that require corrective action, and monitoring protocols may change over time. In addition, extreme weather events could cause damage to the sediment caps that would need to be repaired. These factors could result in additional costs.

Should any future circumstances result in a change to the estimated cost of the project, we will record an appropriate adjustment to the liability in the period it becomes known and when we can reasonably estimate the amount.

General and Administrative (G&A)

G&A expenses were $1.76 million for the first quarter of 2019 compared to $1.62 million for the first quarter 2018. The increase in G&A expenses is due primarily to higher legal and professional fees.

Interest Expense, Net

	Quarter ended March 31,
(in thousands)	2019	2018
Interest income - Partnership	$—	$35
Interest expense - Partnership	(1,025)	(676)
Interest expense - Funds	(556)	(576)
Capitalized interest - Partnership	66	73
Interest expense, net	$(1,515)	$(1,144)

The decrease in interest income is due to interest on the note receivable that was repaid in the fourth quarter of 2018. The increase in interest expense is due to higher average debt balances in 2019 and higher interest rates on our variable-rate debt.
The Partnership’s and Fund III’s debt arrangements with Northwest Farm Credit Services (NWFCS) are included in the latter’s patronage program, which rebates a portion of interest paid in the prior year back to the borrower. This NWFCS patronage program is a feature common to most of this lender’s loan agreements. The patronage program reduced interest expense by $278,000 and $329,000 for Q1 2019 and Q1 2018, respectively
Income Tax

The Partnership and Funds recorded consolidated income tax expense of $94,000 and $98,000 for Q1 2019 and Q1 2018, respectively

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

Noncontrolling interests

The line item “Net and comprehensive loss attributable to noncontrolling interests - ORM Timber Funds” represents the combination of the portions of the net income or loss for the Funds which are attributable to third-party owners: 80% for Fund II, 95% for Fund III, and 85% for Fund IV.

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

The Partnership’s debt at March 31, 2019, consists of mortgage debt with fixed and variable interest rate tranches and operating lines of credit with Northwest Farm Credit Services (NWFCS). The mortgage debt includes a $71.8 million long-term credit facility with NWFCS structured in eight tranches that mature from 2019 through 2036, as well as a $40.0 million delayed-draw facility under which the Partnership may borrow at any time through October 2023. In April 2019, the $9.8 million tranche schedule to mature in September 2019 was refinanced and now matures in 2031. The delayed-draw facility matures in October 2028 and $7.0 million was outstanding at March 31, 2019. The Partnership’s credit arrangements with NWFCS include an accordion feature under which the Partnership may borrow, subject to lender approval, up to an additional $50.0 million within either the long-term or delayed-draw facility. The Partnership has a $30.0 million operating line of credit that matures in October 2023, and had $18.5 million outstanding as of March 31, 2019. The operating line of credit carries a variable interest rate that is based on the one-month LIBOR rate plus 1.6%. All of these facilities are collateralized by portions of the Partnership’s timberland. In addition, our commercial office building in Poulsbo, Washington is collateral for a $2.3 million amortizing loan from NWFCS that matures in 2023.

These debt agreements contain covenants that are measured either quarterly or annually, consisting of the following:

•	a maximum debt-to-total-capitalization ratio of 30%, with total capitalization calculated using fair market (vs. carrying) value of timberland, roads and timber; and

•	a maximum loan-to-appraised value of timberland collateral of 50%.

The Partnership is in compliance with these covenants as of March 31, 2019, and expects to remain in compliance for at least the next twelve months.

Mortgage debt within our private equity timber Funds is collateralized by Fund properties only, with no recourse to the Partnership. Fund II has a timberland mortgage comprised of two fixed-rate tranches totaling $25.0 million with MetLife Insurance Company. The tranches are non-amortizing and collateralized by a portion of Fund II’s timberland portfolio, with both tranches maturing in September 2020. The loans allow for, but do not require, annual principal payments of up to 10% of outstanding principal without incurring a make-whole premium. Fund III has a timberland mortgage comprised of two fixed-rate tranches totaling $32.4 million with NWFCS. The mortgage is non-amortizing and collateralized by a portion of Fund III’s timberland, with an $18.0 million tranche maturing in December 2023 and a $14.4 million tranche maturing in October 2024.

Fund II’s mortgage contains a requirement to maintain a loan-to-value ratio of less than 50%, with the denominator defined as fair market value. Fund III’s mortgage contains covenants, measured annually, that require Fund III to maintain an interest coverage ratio of 1.5:1, maintain working capital of $500,000, and not exceed a debt-to-appraised value of collateral of 50%. Fund II and Fund III are in compliance with these covenants as of March 31, 2019, and we expect they will remain in compliance for at least the next twelve months.

The $609,000 decrease in cash and restricted cash generated for the three months ended March 31, 2019 compared to March 31, 2018 is explained in the following table:

	Three Months Ended March 31,
(in thousands)	2019	Change	2018
Cash provided by operating activities	$4,978	$(5,694)	$10,672

Investing activities
Reforestation and roads	(644)	248	(892)
Capital expenditures	(252)	22	(274)
Proceeds from sale of property and equipment	71	67	4
Proceeds from insurance recovery	—	—	—
Deposit for acquisition of timberland - Partnership	(5)	(5)	—
Acquisition of timberland - Partnership	(16)	4,610	(4,626)
Acquisition of timberland - Funds	(19,344)	89,035	(108,379)
Cash used in investing activities	(20,190)	93,977	(114,167)
Financing activities
Line of credit borrowings	4,500	(15,300)	19,800
Line of credit repayments	(2,400)	(900)	(1,500)
Repayment of long-term debt	(32)	(1)	(31)
Proceeds from issuance of long-term debt	3,000	3,000	—
Units issued under distribution reinvestment plan	24	(35)	59
Unit repurchases	(166)	126	(292)
Proceeds from preferred stock issuance - ORM Timber Funds	125	125	—
Payroll taxes paid upon unit net settlements	(79)	23	(102)
Cash distributions to unitholders	(4,366)	(1,314)	(3,052)
Cash distributions to fund investors, net of distributions to Partnership	(3,076)	405	(3,481)
Capital call - ORM Timber Funds, net of Partnership contribution	17,259	(75,021)	92,280
Cash provided by financing activities	14,789	(88,892)	103,681
Net increase (decrease) in cash and restricted cash	$(423)	$(609)	$186

The decrease in cash provided by operating activities of $5.7 million resulted primarily from a 17% decrease in average log price realizations, higher Real Estate project expenditures of $745,000, increased per MBF production costs in our Partnership Timber segment, and a $2.4 million increase in accounts receivable. These factors were partially offset by a 21% increase in harvest volume.

Cash used in investing activities during 2019 decreased by $94.0 million compared to 2018 due primarily to the acquisition of two larger tree farms by the Fund IV in January 2018 and small-tract timberland acquisitions by the Partnership in Q1 2018 versus only one small tree farm acquisition by Fund IV in January 2019.

Cash provided by financing activities decreased in the current year by $88.9 million due primarily to lower capital calls for Fund IV’s tree farm acquisitions and lower net borrowings under credit facilities, offset partially by a net increase in distributions to unitholders and Fund investors.

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

Capital Expenditures and Commitments

Capital expenditures, excluding timberland acquisitions, for the full year 2019 are projected to be approximately $7.0 million. The most significant expenditures relate to finishing residential lots for sale to merchant homebuilders in our Harbor Hill project, and reforestation and roads. The following table presents our capital expenditures by major category on a year-to-date basis and what we expect for the remainder of the year:

		2019
	March 31 YTD	Remainder of Year	Total
in millions
Harbor Hill project development	$1.0	$2.1	$3.1
Reforestation and roads - Partnership	0.3	0.8	1.1
Reforestation and roads - Funds	0.3	1.5	1.8
Other Real Estate development projects	—	0.5	0.5
Other	0.3	0.2	0.5
	$1.9	$5.1	$7.0

ACCOUNTING MATTERS

Critical Accounting Estimates

An accounting estimate is deemed to be critical if it requires us to make assumptions about matters that are highly uncertain at the time the accounting estimate is made, and also if different estimates that we reasonably could have used for the accounting estimate in the current period, or changes in the accounting estimate that are reasonably likely to occur from period to period, would have a material impact on the presentation of the Company’s financial condition, changes in financial condition, or results of operations. The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect certain amounts reported in the financial statements and related disclosures. Actual results could differ from these estimates and assumptions. Management believes its most critical accounting policies and estimates relate to the cost allocation of purchased timberland, timber volume, and environmental remediation liabilities.

For a further discussion of our critical accounting estimates, see Accounting Matters in the Management Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2018. See also notes 2 and 3 to the condensed consolidated financial statements.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The consolidated fixed-rate debt outstanding had a fair value of approximately $129.4 million and $126.3 million at March 31, 2019 and December 31, 2018, respectively, based on the prevailing interest rates for similar financial instruments. A change in interest rates will affect the fair value of fixed-rate debt, whereas a change in interest rates on variable-rate debt will affect interest expense and cash flows. A hypothetical 1% change in prevailing interest rates would change the fair value of fixed-rate long-term debt obligations by $3.6 million and result in a $315,000 change in annual interest expense from our variable-rate debt. We are not subject to material foreign currency risk, derivative risk, or similar uncertainties.

ITEM 4. CONTROLS AND PROCEDURES

The Partnership’s management maintains a system of internal control over financial reporting, which management views as adequate to promote the timely identification and reporting of material, relevant information. Those controls include (1) requiring executive management and all managers in accounting roles to sign and adhere to a Code of Conduct and (2) implementation of a confidential hotline for employees to contact the Audit Committee directly with financial reporting concerns. Additionally, the Partnership’s senior management team meets regularly to discuss significant transactions and events affecting the Partnership’s operations and to assess the effectiveness of the Partnership’s internal control over financial reporting. The Partnership’s principal executive and principal financial officers lead these meetings and consider whether topics discussed represent information that should be disclosed under generally accepted accounting principles and the rules of the SEC. The Board of Directors of the Partnership’s managing general partner includes an Audit Committee. The Audit Committee reviews the earnings release and all reports on Form 10-Q and 10-K prior to their filing. The Audit Committee is responsible for hiring the Partnership’s external auditors and meets with those auditors at least four times each year, including regularly scheduled executive sessions outside the presence of management.

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

ITEM 1A. RISK FACTORS
Risks Related to Our Industry and Our Markets

Our Partnership Timber and Funds Timber segments are sensitive to demand and price issues relating to our sales of logs in both domestic and foreign markets. We generate timber revenue in these segments primarily by selling softwood logs to domestic mills and to third-party intermediaries who resell them to the export market. The domestic market for logs in our operating area depends heavily on U.S. housing starts. The U.S. housing market has been in recovery for several years, but to the extent this recovery should stall, such a turn of events could have a negative impact on our operating results. For example, mortgage rates are low compared to historical levels, and if they were to increase it could have a negative impact on the U.S. housing market. Demand from export markets for Pacific Northwest logs are affected by fluctuations in the economies of the United States, Japan, China, and to a lesser degree, Korea; the foreign currency exchange rate between the currencies of these Asian countries and the U.S. dollar; and by ocean transportation costs. Further, the prices we realize for our logs depend in part upon competition, including the supply of logs from Canada that can be impacted by fluctuations in currency exchange rates and trade relations between the U.S., Canada, and China. The U.S. announced tariffs on lumber imported from Canada in the latter half of 2018, with the intention of making U.S.-sourced lumber more competitive. An indirect effect of the tariffs could be support for U.S. log prices. The U.S. and China announced tariffs on a number of products in 2018, including timber exported from the U.S. to China, which has resulted in an element of uncertainty in the trade relationship between the U.S. and China. We cannot predict the ultimate outcome of these trade issues, or the impact on log prices.

Our Partnership Timber, Funds Timber, and Timberland Investment Management (TIM) segments are highly dependent upon sales of commodity products. Revenue from our forestry operations is widely available from producers in other regions of the United States, as well as Canada and a number of other countries. We do not normally hedge against the financial risks associated with this condition. We are therefore subject to risks associated with the production of commonly available products, such that an increase in supply from abroad as a result of overproduction by competitors in other nations or as a result of changes in currency exchange rates, may reduce the demand for our products in some or all of the markets in which we do business. A bilateral agreement between the United States and Canada, called the Softwood Lumber Agreement, had been intended to help manage potentially harmful effects of international competition between our countries, but that agreement expired in October 2015. In December 2017, the U.S. International Trade Commission (ITC) ruled that the U.S. lumber industry was injured by Canadian lumber imports. The final ruling resulted in countervailing duties (CVD) and anti-dumping duties (ADD) on Canadian lumber shipments to the U.S. The expected net effect of these CVD and ADD duties is upward price pressure for sawlog producers in the Pacific Northwest, though management cannot predict accurately the precise effects. Similarly, we have seen or may experience an increase in supply or a reduction in demand as a result of international tensions or competition that is beyond our control and that may not be predictable.

Consolidation of sawmills in our geographic operating area may reduce competition among our customers, which could adversely affect our log prices. In the past we have experienced, and may continue to experience, consolidation of sawmills and other wood products manufacturing facilities in the Pacific Northwest. Because a portion of our cost of sales in our Timber segments consists of transportation costs for delivery of logs to domestic sawmills, it could become increasingly expensive to transport logs over longer distances for sales in domestic markets. As a result, a reduction in the number of sawmills, or in the number of sawmill operators, may reduce competition for our logs, increase transportation costs, or both. These consolidations thus may have a material adverse impact upon our Timber segments’ revenue, income, or cash flow and, as those segments have traditionally represented our largest business units, upon our results of operations and financial condition as a whole. Any such material adverse impact on timber revenue, income, and cash flow as a result of regional mill consolidations will also indirectly affect our TIM segment in the context of raising capital for investment in Pacific Northwest-based timber funds. Further, this consolidation increases our sensitivity to fluctuations in building demand, and especially residential construction, in the Pacific Northwest. As a result, factors such as a slowdown in home building in the Puget Sound region can have a disproportionate impact on our Timber results.

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

Risks Relating to Our Operations

We have certain environmental remediation liabilities associated with our Port Gamble property, and that liability may increase. We currently own certain real estate at Port Gamble on the Kitsap Peninsula in western Washington. Sediments adjacent to these properties were alleged to have been impacted by operations of the former owner of the property, Pope & Talbot, Inc. (P&T). However, as current owner of Port Gamble, we have environmental liability for these properties under Washington State’s Model Toxics Control Act (MTCA). In December 2013, we reached an agreement with the Washington State Department of Ecology (DOE) in the form of a consent decree (“CD”) and clean-up action plan (“CAP”) that provided for the cleanup and monitoring of Port Gamble Bay. Together, these documents outline the terms under which the Partnership conducted environmental remediation and will perform monitoring of Port Gamble Bay. In February 2018, the Partnership and DOE entered into an agreed order with respect to the millsite under which the Partnership has performed a remedial investigation and drafted a CAP. As with the in-water portion of the project, this new CAP defines the scope of the remediation activity for the millsite and will be codified in a new CD.

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

Management continues to monitor the Port Gamble cleanup processes closely. The $8.9 million remediation accrual as of March 31, 2019, represents our current estimate of the remaining cleanup cost and most likely outcome to various contingencies, though it is reasonably possible that the millsite cleanup and NRD components of the liability may increase. These estimates are predicated upon a variety of factors, including the actual amount of the ultimate cleanup costs. The liability is based upon a number of estimates and judgments that are subject to change as the project progresses. The filing of the CDs limits our legal exposure for matters covered by the decree, but does not eliminate it entirely. DOE reserves the right to reopen the CDs if new information regarding factors previously unknown to the agency requires further remedial action. While unlikely, a reopening of the CDs may result in adverse financial impacts and may have the effect of distracting management and other key personnel from the day to day operation of our business. These factors, alone or in combination with other challenges, may have a material adverse effect upon our assets, income, cash flow, and operations.

Our leverage may give rise to additional risks. The Partnership’s total outstanding debt was $99.6 million at March 31, 2019, of which $31.5 million bears interest at variable rates, with the remaining balance at fixed rates. The Funds’ total debt outstanding was $57.4 million at March 31, 2019, all of which bears interest at fixed rates. This debt, particularly that portion that carries variable interest rates, exposes us to certain additional risks, including higher interest expense as interest rates have increased recently and may continue to increase in coming periods. In addition, generally speaking, an increase in our indebtedness may limit our ability to defer timber harvests and potentially restricts our flexibility to take advantage of other investment opportunities that might otherwise benefit our business. In extreme cases, we could be placed in a position in which we default under one or more of our credit arrangements, which could require us to pledge additional portions of our timberland as collateral for our indebtedness or which might require us to take other actions or expose us to other remedies that could have a material adverse effect upon our assets, operations, or business.

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

We may incur losses as a result of natural disasters that may occur on our properties. Forests are subject to a number of natural hazards, including damage by fire, severe windstorms, insects, disease, flooding, and landslides. Changes in global climate conditions may intensify these natural hazards. Severe weather conditions and other natural disasters can also reduce the productivity of timberlands and disrupt the harvesting and delivery of forest products. While damage from natural causes is typically localized and would normally affect only a small portion of our timberlands at any one time, these hazards are unpredictable and losses might not be so limited. While we carry fire insurance on approximately 14% of our Combined timberland acres, we do not otherwise maintain insurance against loss of standing timber on our timberlands due to natural disasters.

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

We have incurred, and may continue to incur, expenses relating to a recently announced activism campaign from one of our unitholders. On June 18, 2018, James H. Dahl and an individual related to him filed a report on Securities Exchange Act Schedule 13D, purporting to be assignees of more than 5% of our outstanding limited partner units. The filing persons contend in their Schedule 13D that the Partnership is “materially undervalued in the marketplace” by virtue of its governance structure. The filing persons expressed a belief that the Partnership should restructure its operations or explore a “strategic transaction,” and contended that management and the General Partner are “entrenched.” Further, the filing persons’ Schedule 13D also suggested that other unitholders contact management to offer their views about the Partnership’s strategic direction. To date, certain unitholders have communicated their thoughts to the board and management and during the latter half of 2018 our managing general partner and our Board of Directors conducted an extensive review of our operating and capital structure and aspects of our business that relates to those matters. In the course of this review, as we have done consistently in the past, we also engaged proactively with a number of longstanding unitholders. The Board expects to continue monitoring these factors and will continue its longstanding practice of engaging with investors and considering the input those investors provide. We have information that leads us to believe that Mr. Dahl is communicating with other unitholders in an effort to increase pressure on management to change the Partnership’s strategic direction through a variety of means, and that suggests that he intends to continue doing so.

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

Risks Relating to Ownership of Our Securities

We are controlled by our managing general partner. As a master limited partnership, substantially all of our day-to-day affairs are controlled by our managing general partner, Pope MGP, Inc. The board of directors of Pope MGP, Inc. serves as our board of directors and, by virtue of a stockholder agreement, each of the two controlling shareholders of Pope MGP, Inc. has the ability to designate one of our directors and jointly appoint two others, with the fifth board position taken by our chief executive officer, who serves as a director by virtue of his executive position. Limited partners may remove the managing general partner only in limited circumstances, including, among other things, a vote by the limited partners holding two-thirds of the “qualifying units,” which generally means the units that have been owned by their respective holders for at least five years prior to such vote, or by limited partners holding ninety percent (90%) of all units outstanding (excluding limited partner units held by the general partner whose removal is sought). By virtue of the terms of our amended and restated agreement of limited partnership, as amended, or “partnership agreement”, our managing general partner directly, and the general partner shareholders indirectly, have substantial ability to control or exercise substantial influence over the following: transactions that would result in a change of control of the Partnership; preventing or causing the sale of the assets of the Partnership; admitting assignees and unitholders as limited partners; and causing the Partnership to take or refrain from taking certain other actions that might be argued as being in the best interests of the Partnership and our unitholders and limited partners. Under our partnership agreement, we are required to pay to Pope MGP, Inc. an annual management fee of $150,000, and to reimburse Pope MGP, Inc. for certain expenses incurred in managing our business.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) - (e) None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Units Purchased	(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs

March 2019	2,456	$67.56	2,456	$1,834,000
(1) Units purchased pursuant to plan adopted under Rule 10b5-1 of the Securities Exchange Act of 1934 and announced publicly on March 4, 2019. The plan allows for the repurchase of units with an aggregate value of up to $2.0 million through March 7, 2020.
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

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 8, 2019.

POPE RESOURCES,
A Delaware Limited Partnership

By:	POPE MGP, Inc.
Managing General Partner

By: /s/ Thomas M. Ringo
Thomas M. Ringo
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Daemon P. Repp
Daemon P. Repp
Vice President and Chief Financial Officer
(Principal Financial Officer)

By: /s/ Sean M. Tallarico
Sean M. Tallarico
Controller
(Principal Accounting Officer)