Form 10-Q
period 2019-06-30
POPE RESOURCES LTD PARTNERSHIP
filed 2019-08-08
CIK 784011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Partnership units outstanding at July 31, 2019: 4,355,114

Pope Resources
Index to Form 10-Q Filing
For the Six Months Ended June 30, 2019

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited)
Pope Resources, a Delaware Limited Partnership
June 30, 2019 and December 31, 2018
(in thousands)

	2019	2018
ASSETS
Current assets
Partnership cash	$1,690	$1,784
ORM Timber Funds cash	3,517	3,330
Cash	5,207	5,114
Restricted cash	773	943
Total cash and restricted cash	5,980	6,057
Accounts receivable, net	4,884	4,670
Contract assets	2,650	2,872
Land held for sale	7,857	5,697
Prepaid expenses and other current assets	741	1,070
Total current assets	22,112	20,366
Properties and equipment, at cost
Timber and roads	381,322	377,970
Timberland	77,050	74,267
Land held for development	20,655	20,891
Buildings and equipment, net of accumulated depreciation (2019 - $7,917; 2018 - $8,223)	5,601	5,500
Total property and equipment, at cost	484,628	478,628
Other assets	7,635	9,255
Total assets	$514,375	$508,249

LIABILITIES, PARTNERS’ CAPITAL AND NONCONTROLLING INTERESTS
Current liabilities
Accounts payable	$2,957	$2,379
Accrued liabilities	4,258	5,191
Current portion of long-term debt - Partnership	130	128
Deferred revenue	378	336
Current portion of environmental remediation liability	847	1,082
Other current liabilities	1,326	865
Total current liabilities	9,896	9,981
Long-term debt, net of unamortized debt issuance costs and current portion - Partnership	98,740	93,928
Long-term debt, net of unamortized debt issuance costs - Funds	57,324	57,313
Environmental remediation and other long-term liabilities	8,064	8,427
Partners’ capital and noncontrolling interests
General partners' capital (units issued and outstanding 2019 - 60; 2018 - 60)	910	944
Limited partners' capital (units issued and outstanding 2019 - 4,260; 2018 - 4,253)	53,436	56,533
Noncontrolling interests	286,005	281,123
Total partners’ capital and noncontrolling interests	340,351	338,600
Total liabilities, partners’ capital and noncontrolling interests	$514,375	$508,249
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
Pope Resources, a Delaware Limited Partnership
Six Months Ended June 30, 2019 and 2018
(in thousands, except per unit data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue	$27,975	$27,912	$53,017	$52,899
Cost of sales	(20,835)	(14,575)	(37,443)	(26,875)
Operating expenses	(5,175)	(5,225)	(9,469)	(9,334)
Environmental remediation expense	—	(2,900)	—	(2,900)
General and administrative expenses	(1,776)	(1,403)	(3,540)	(3,024)
Income from operations	189	3,809	2,565	10,766

Interest expense, net	(1,450)	(1,248)	(2,965)	(2,392)

Income (loss) before income taxes	(1,261)	2,561	(400)	8,374
Income tax benefit (expense)	59	(29)	(35)	(127)
Net and comprehensive income (loss)	(1,202)	2,532	(435)	8,247

Net and comprehensive (income) loss attributable to noncontrolling interests - ORM Timber Funds	3,382	(2,391)	5,910	(2,388)
Net and comprehensive loss attributable to noncontrolling interests - Real Estate	25	58	41	58
Net and comprehensive income attributable to unitholders	$2,205	$199	$5,516	$5,917

Allocable to general partners	$31	$3	$77	$82
Allocable to limited partners	2,174	196	5,439	5,835
Net and comprehensive income attributable to unitholders	$2,205	$199	$5,516	$5,917

Basic and diluted earnings per unit attributable to unitholders	$0.50	$0.04	$1.25	$1.35

Basic and diluted weighted average units outstanding	4,323	4,320	4,324	4,320

Distributions per unit	$1.00	$0.70	$2.00	$1.40
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL AND NONCONTROLLING INTERESTS (Unaudited)
Pope Resources, a Delaware Limited Partnership
Six Months Ended June 30, 2019 and 2018
(in thousands)

		Attributable to Pope Resources
	Units	General Partners	Limited Partners	Noncontrolling Interests	Total
December 31, 2018	4,313	$944	$56,533	$281,123	$338,600
Net income (loss)	—	46	3,265	(2,544)	767
Cash distributions	—	(61)	(4,305)	(3,076)	(7,442)
Capital call	—	—	—	17,259	17,259
Preferred stock issuance	—	—	—	125	125
Equity-based compensation	17	8	585	—	593
Units issued under distribution reinvestment plan	—	—	24	—	24
Unit repurchases	(3)	—	(166)	—	(166)
Payroll taxes paid on unit net settlements	(1)	(1)	(78)	—	(79)
March 31, 2019	4,326	$936	$55,858	$292,887	$349,681
Net income (loss)	—	31	2,174	(3,407)	(1,202)
Cash distributions	—	(60)	(4,299)	(3,475)	(7,834)
Equity-based compensation	1	3	194	—	197
Units issued under distribution reinvestment plan	—	—	9	—	9
Unit repurchases	(7)	—	(500)	—	(500)
June 30, 2019	4,320	$910	$53,436	$286,005	$340,351

		Attributable to Pope Resources
	Units	General Partners	Limited Partners	Noncontrolling Interests	Total
December 31, 2017	4,311	$1,028	$63,519	$176,079	$240,626
Net income (loss)	—	79	5,639	(3)	5,715
Cash distributions	—	(42)	(3,010)	(3,481)	(6,533)
Capital call	—	—	—	92,280	92,280
Equity-based compensation	15	7	516	—	523
Units issued under distribution reinvestment plan	1	—	59	—	59
Unit repurchases	(4)	—	(292)	—	(292)
Payroll taxes paid on unit net settlements	(1)	(1)	(101)	—	(102)
March 31, 2018	4,322	$1,071	$66,330	$264,875	$332,276
Net income	—	3	196	2,333	2,532
Cash distributions	—	(43)	(3,008)	(2,842)	(5,893)
Equity-based compensation	—	3	196	—	199
Units issued under distribution reinvestment plan	1	—	61	—	61
Unit repurchases	(5)	—	(361)	—	(361)
June 30, 2018	4,318	$1,034	$63,414	$264,366	$328,814

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
Pope Resources, a Delaware Limited Partnership
Six Months Ended June 30, 2019 and 2018
(in thousands)

	2019	2018
Net income (loss)	$(435)	$8,247
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depletion	15,578	14,141
Equity-based compensation	790	722
Depreciation and amortization	398	285
Cost of land sold	376	75
Other	(28)	36
Cash flows from changes in operating accounts
Accounts receivable, net	(214)	2,547
Prepaid expenses, contract assets, and other assets	1,158	(6,966)
Real estate project expenditures	(2,298)	(1,232)
Accounts payable and accrued liabilities	(205)	(2,447)
Environmental remediation accruals	—	2,900
Environmental remediation payments	(361)	(885)
Other current and long-term liabilities	266	906
Net cash provided by operating activities	15,025	18,329

Cash flows from investing activities
Reforestation and roads	(1,728)	(1,861)
Capital expenditures	(419)	(462)
Proceeds from sale of property and equipment	142	4
Proceeds from insurance recovery	365	—
Investment in unconsolidated real estate joint venture	—	(250)
Acquisitions of timberland - Partnership	(225)	(6,355)
Acquisitions of timberland - Funds	(19,344)	(108,364)
Net cash used in investing activities	(21,209)	(117,288)

Cash flows from financing activities
Line of credit borrowings	8,886	24,300
Line of credit repayments	(6,986)	(4,500)
Proceeds from issuance of long-term debt	3,000	—
Repayment of long-term debt	(64)	(61)
Payment of debt issuance costs and prepayment penalty	(125)	—
Proceeds from unit issuances - distribution reinvestment plan	33	120
Unit repurchases	(666)	(653)
Proceeds from preferred stock issuance - ORM Timber Funds	125	—
Payroll taxes paid on unit net settlements	(79)	(102)
Cash distributions to unitholders	(8,725)	(6,103)
Cash distributions - ORM Timber Funds, net of distributions to Partnership	(6,551)	(6,323)
Capital call - ORM Timber Funds, net of Partnership contribution	17,259	92,280
Net cash provided by financing activities	6,107	98,958

Net increase (decrease) in cash and restricted cash	(77)	(1)
Cash and restricted cash at beginning of period	6,057	5,284
Cash and restricted cash at end of period	$5,980	$5,283
See accompanying notes to condensed consolidated financial statements.

POPE RESOURCES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
June 30, 2019

1.
The condensed consolidated balance sheets as of June 30, 2019, and December 31, 2018, and the related condensed consolidated statements of comprehensive income, partners’ capital, and cash flows for the six-month periods ended June 30, 2019, and 2018, have been prepared by Pope Resources, A Delaware Limited Partnership (the “Partnership”), pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The financial information as of December 31, 2018, is derived from the Partnership’s audited consolidated financial statements and notes thereto for the year ended December 31, 2018, and should be read in conjunction with such financial statements and notes. The results of operations for the interim periods are not indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2019.

2.
The financial statements in the Partnership’s 2018 annual report on Form 10-K include a summary of significant accounting policies of the Partnership and should be read in conjunction with this Quarterly Report on Form 10-Q.

In February 2016, the FASB established Topic 842, Leases, which requires lessees to recognize leases on the balance sheet and disclose certain information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use (ROU) model that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases are classified as financing or operating, with classification affecting the pattern and classification of expense recognition in the income statement. For lessors, leases are classified as a sales-type, direct financing, or operating lease.
The Partnership adopted this new standard effective January 1, 2019 and utilized the effective date as the date of initial application. Consequently, financial information was not updated, and the disclosures required under the new standard are not provided for dates and periods prior to January 1, 2019. The new standard provides a number of optional practical expedients in transition. We elected the ‘package of practical expedients’, which permits us to not reassess under the new standard our prior conclusions about lease identification, lease classification, and initial direct costs. We did not elect the use-of-hindsight or the practical expedient pertaining to land easements, the latter not being applicable to us.
The Partnership recognized a ROU asset and lease liability of $294,000 as of January 1, 2019 in connection with the adoption of this standard and all of its leases continue to be classified as operating leases. Accordingly, the adoption of this standard did not have a cumulative effect, or material effect, on the Partnership’s consolidated financial statements.

3.
Revenue is measured based on the consideration specified in a contract with a customer. The Partnership recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. Included in “Accounts receivable, net” are $3.9 million and $3.0 million of receivables from contracts with customers as of June 30, 2019, and December 31, 2018, respectively.

Significant changes in the contract asset balance during the period were as follows, and there were no contract liabilities as of June 30, 2019, and December 31, 2018 (in thousands):

Contract assets, December 31, 2018	$3,829
Revenue recognized from changes in estimates of variable consideration	194
Transferred to receivables from contract assets	(1,373)
Contract assets, June 30, 2019	$2,650

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

The following table presents log sale and other revenue for the Partnership Timber and Funds Timber segments:

(in thousands)	Quarter ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Partnership Timber
Log sale revenue	$13,685	$5,039	$28,407	$19,674
Other revenue	515	531	964	1,034
Total revenue	$14,200	$5,570	$29,371	$20,708

Funds Timber
Log sale revenue	$11,417	$8,494	$20,277	$18,003
Timber deed sale revenue	194	8,865	194	8,865
Other revenue	1,139	558	1,719	590
Total revenue	$12,750	$17,917	$22,190	$27,458

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

The following table breaks down revenue for the Real Estate segment:

(in thousands)	Quarter ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

Development rights (CE)	$—	$3,730	$—	$3,730
Residential land sales	645	151	645	151
Unimproved land	—	125	22	125
Total land sales	645	4,006	667	4,006
Rentals and other	380	419	789	727
Total revenue	$1,025	$4,425	$1,456	$4,733

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

The following table presents the balances of our right-of-use assets and lease liabilities and the balance sheet captions in which they are reported (in thousands):

	June 30, 2019	Balance Sheet caption

Right of use assets	$224	Other assets
Lease liability - current	$137	Other current liabilities
Lease liability - long-term	$87	Environmental remediation and other long-term liabilities

The following table presents the components of lease costs and other lease information for the quarter ended June 30, 2019:

In thousands, except weighted-average information	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018
Lease cost
Operating lease cost	$54	$—	$101	$—
Variable lease cost	2	—	4	—
Total lease cost	$56	$—	$105	$—

Other lease information
Cash paid for amounts included in the measurement of lease liabilities	$56	$—	$105	$—
Right-of-use asset obtained in exchange for new leases	$—	$—	$17	$—
Weighted-average remaining lease term in years	1.8
Weighted average discount rate	4.2%

Payments due under lease contracts for the next five years and thereafter are as follows (in thousands):

2019	$143
2020	69
2021	18
2022	2
2023	—
Thereafter	—
Unamortized discount	(8)
Total lease liability at June 30, 2019	$224

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
The following table presents the components of lease income for the three and six months ended June 30, 2019 (in thousands):

(in thousands)	Quarter ended June 30,		Six months ended June 30,
	2019	2018	2019	2018

Lease Income
Operating lease income	$406	$—	$809	$—
Variable lease income	12	—	32	—
Total lease income	$418	$—	$841	$—

Buildings subject to operating leases had a cost of $2.1 million and accumulated depreciation of $1.2 million at June 30, 2019.

Lease income at June 30, 2019, based on payments due by period under the lease contracts, are presented in the following table (in thousands):

2019	$842
2020	732
2021	669
2022	613
2023	570
Thereafter	3,784
Total	$7,210

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

The assets and liabilities of the Funds as of June 30, 2019, and December 31, 2018, were as follows:

(in thousands)	June 30, 2019	December 31, 2018
Assets:
Cash	$3,517	$3,330
Contract assets	2,583	2,780
Other current assets	2,283	2,151
Total current assets	8,383	8,261
Properties and equipment, net of accumulated depreciation	368,815	360,163
Other long-term assets	—	1,962
Total assets	$377,198	$370,386
Liabilities and equity:
Current liabilities	$3,916	$3,237
Long-term debt, net of unamortized debt issuance costs	57,324	57,313
Other long-term liabilities	—	300
Funds’ equity	315,958	309,536
Total liabilities and equity	$377,198	$370,386

7.	Other assets consisted of the following at June 30, 2019 and December 31, 2018:

(in thousands)	June 30, 2019	December 31, 2018

Investment in Real Estate joint venture entity	$5,863	$5,891
Advances to Real Estate joint venture entity	934	804
Deferred tax assets, net	553	541
Right-of-use assets	224	—
Contract assets	—	957
Note receivable	52	57
Deposits for acquisitions of timberland	9	1,005
Total	$7,635	$9,255

8.
In the presentation of the Partnership’s revenue and operating income (loss) by segment, all intersegment revenue and expense is eliminated to determine operating income (loss) reported externally. The following tables reconcile internally reported income (loss) from operations to externally reported income (loss) from operations by business segment.

In the fourth quarter of 2018, the Partnership changed its method of reporting costs incurred by the Partnership Timber segment on behalf of the TIM segment, and reclassified $123,000 of operating expenses for the second quarter of 2018 and $232,000 for the first six months of 2018 from the Partnership Timber segment to the TIM segment to conform to the current year presentation.

Quarter ended June 30, (in thousands)	Partnership Timber	Funds Timber	Timberland Investment Management	Real Estate	Other	Consolidated
2019
Revenue - internal	$14,389	$12,750	$1,479	$1,148	$—	$29,766
Eliminations	(189)	—	(1,479)	(123)	—	(1,791)
Revenue - external	14,200	12,750	—	1,025	—	27,975

Cost of sales	(6,811)	(13,237)	—	(787)	—	(20,835)

Operating, general and administrative expenses - internal	(1,769)	(2,749)	(1,243)	(1,179)	(1,802)	(8,742)
Eliminations	234	1,430	67	34	26	1,791
Operating, general and administrative expenses - external	(1,535)	(1,319)	(1,176)	(1,145)	(1,776)	(6,951)
Income (loss) from operations - internal	5,809	(3,236)	236	(818)	(1,802)	189
Eliminations	45	1,430	(1,412)	(89)	26	—

Income (loss) from operations - external	$5,854	$(1,806)	$(1,176)	$(907)	$(1,776)	$189

2018
Revenue - internal	$5,693	$17,917	$1,140	$4,542	$—	$29,292
Eliminations	(123)	—	(1,140)	(117)	—	(1,380)
Revenue - external	5,570	17,917	—	4,425	—	27,912

Cost of sales	(1,994)	(11,870)	—	(711)	—	(14,575)

Operating, general and administrative expenses - internal	(1,837)	(2,525)	(1,055)	(1,163)	(1,428)	(8,008)
Eliminations	42	1,140	139	34	25	1,380
Operating, general and administrative expenses -external	(1,795)	(1,385)	(916)	(1,129)	(1,403)	(6,628)
Environmental remediation	—	—	—	(2,900)	—	(2,900)
Income (loss) from operations - internal	1,862	3,522	85	(232)	(1,428)	3,809
Eliminations	(81)	1,140	(1,001)	(83)	25	—

Income (loss) from operations - external	$1,781	$4,662	$(916)	$(315)	$(1,403)	$3,809

Six Months Ended June 30, (in thousands)	Partnership Timber	Funds Timber	Timberland Investment Management	Real Estate	Other	Consolidated
2019
Revenue - internal	$29,761	$22,190	$2,842	$1,699	$—	$56,492
Eliminations	(390)	—	(2,842)	(243)	—	(3,475)
Revenue - external	29,371	22,190	—	1,456	—	53,017

Cost of sales	(13,999)	(22,376)	—	(1,068)	—	(37,443)

Operating, general and administrative expenses - internal	(3,086)	(5,238)	(2,533)	(2,035)	(3,592)	(16,484)
Eliminations	479	2,741	136	67	52	3,475
Operating, general and administrative expenses - external	(2,607)	(2,497)	(2,397)	(1,968)	(3,540)	(13,009)
Income (loss) from operations - internal	12,676	(5,424)	309	(1,404)	(3,592)	2,565
Eliminations	89	2,741	(2,706)	(176)	52	—
Income (loss) from operations - external	$12,765	$(2,683)	$(2,397)	$(1,580)	$(3,540)	$2,565

2018
Revenue - internal	$20,940	$27,458	$2,164	$4,985	$—	$55,547
Eliminations	(232)	—	(2,164)	(252)	—	(2,648)
Revenue - external	20,708	27,458	—	4,733	—	52,899

Cost of sales	(7,020)	(18,822)	—	(1,033)	—	(26,875)

Operating, general and administrative expenses - internal	(3,347)	(4,331)	(2,131)	(2,118)	(3,079)	(15,006)
Eliminations	92	2,164	268	69	55	2,648
Operating, general and administrative expenses - external	(3,255)	(2,167)	(1,863)	(2,049)	(3,024)	(12,358)
Environmental remediation		—	—	(2,900)	—	(2,900)
Income (loss) from operations - internal	10,573	4,305	33	(1,066)	(3,079)	10,766
Eliminations	(140)	2,164	(1,896)	(183)	55	—
Income (loss) from operations - external	$10,433	$6,469	$(1,863)	$(1,249)	$(3,024)	$10,766

9.
Basic and diluted earnings per unit are calculated by dividing net income attributable to unitholders, adjusted for non-forfeitable distributions paid out to unvested restricted unitholders and preferred shareholders of the Funds, by the weighted average units outstanding during the period. There were no dilutive securities outstanding during the periods presented. The following table shows the calculation of basic and diluted earnings per unit:

	Quarter Ended June 30,		Six Months Ended June 30,
(in thousands, except per unit amounts)	2019	2018	2019	2018
Net and comprehensive income attributable to Pope Resources’ unitholders	$2,205	$199	$5,516	$5,917
Less:
Non-forfeitable distributions paid to unvested restricted unitholders	(38)	(27)	(76)	(53)
Preferred share dividends - ORM Timber Funds	(12)	(8)	(23)	(16)
Net and comprehensive income for calculation of earnings per unit	$2,155	$164	$5,417	$5,848

Basic and diluted weighted average units outstanding	4,323	4,320	4,324	4,320

Basic and diluted net earnings per unit	$0.50	$0.04	$1.25	$1.35

10.
In the first quarter of 2019, the Partnership issued 11,504 restricted units pursuant to the management incentive compensation program and 3,600 restricted units to members of the Board of Directors. These restricted units vest ratably over four years with the grant date fair value equal to the market price on the date of grant. During the six months ended June 30, 2019, 854 units were granted with no restrictions to certain board members who elected to receive their quarterly board compensation in the form of units rather than cash. Units granted to directors are included in the calculation of total equity compensation expense which is recognized over the vesting period, for restricted units, or immediately for unrestricted units. Grants to retirement-eligible individuals on the date of grant are expensed immediately. The Partnership recognized $197,000 and $199,000 of equity compensation expense in the second quarter of 2019 and 2018, respectively, and $790,000 and $722,000 for the six months ended June 30, 2019 and 2018, respectively, related to these compensation programs.

11.
Supplemental disclosure of cash flow information: interest paid, net of amounts capitalized, totaled $2.1 million and $2.0 million during the first six months of 2019 and 2018, respectively. Income taxes paid totaled $30,000 and $564,000 for the first six months of 2019 and 2018, respectively.

12.
The Partnership’s financial instruments include cash, accounts receivable, and a note receivable, included in other assets, for which the carrying amount of each represents fair value based on current market interest rates or their short-term nature.

Collectively, the Partnership’s and the Funds’ fixed-rate debt has a carrying value of $125.5 million as of June 30, 2019 and December 31, 2018. The estimated fair value of this debt, based on current interest rates for similar instruments (Level 2 inputs in the Fair Value Hierarchy), is approximately $132.0 million and $126.3 million as of June 30, 2019 and December 31, 2018, respectively.

13.
The Partnership had an accrual for estimated environmental remediation costs of $8.7 million and $9.1 million as of June 30, 2019 and December 31, 2018, respectively. The environmental remediation liability represents management’s estimate of payments to be made to remedy and monitor certain areas in and around Port Gamble Bay, Washington. The liability at June 30, 2019 is comprised of $847,000 that management expects to expend in the next 12 months and $7.9 million thereafter.

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

Activity in the environmental liability is as follows:

(in thousands)	Balance at Beginning of the Period	Additions to Accrual	Expenditures for Remediation	Balance at Period-end
Year ended December 31, 2017	$12,770	$—	$(7,791)	$4,979
Year ended December 31, 2018	4,979	5,600	(1,496)	9,083
Quarter ended March 31, 2019	9,083	—	(158)	8,925
Quarter ended June 30, 2019	8,925	—	(203)	8,722

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

15.	In August 2019, the Partnership closed on the sale of 65 residential lots from its Harbor Hill project in Gig Harbor, Washington, for $12.0 million.

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

Our current strategy for adding timberland acreage is centered primarily on our private equity timber fund business model. However, where it does not conflict with exclusivity provisions with the Funds, we acquire smaller timberland parcels from time to time to add on to the Partnership’s existing tree farms. In addition, during periods when the Funds’ committed capital is fully invested, we may look to acquire larger timberland properties for the Partnership. Our three active timber funds have assets under management totaling approximately $545 million as of June 30, 2019 based on the most recent appraisals. Through our 20% co-investment in Fund II, our 5% co-investment in Fund III, and our 15% co-investment in Fund IV, we have deployed $51 million of Partnership capital. Fund IV, launched in December 2016, is still in its investment period and has not yet placed all of its committed capital. Our co-investment affords us a share of the Funds’ operating cash flows while also allowing us to earn asset management and timberland management fees, as well as potential future incentive fees, based upon the overall success of each fund. We also believe that this strategy allows us to maintain more sophisticated expertise in timberland acquisition, valuation, and management on a more cost-effective basis than we could for the Partnership’s timberlands alone. We believe our co-investment strategy also enhances our credibility with existing and prospective Fund investors by demonstrating that we have both an operational and a financial commitment to the Funds’ success.

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

Quarter ended June 30, (in thousands)	Partnership Timber	Funds Timber	Timberland Investment Management	Real Estate	Other	Consolidated
2019

Income (loss) from operations - external	$5,854	$(1,806)	$(1,176)	$(907)	$(1,776)	$189
Reversal of segment eliminations	(45)	(1,430)	1,412	89	(26)	—
Income (loss) from operations - internal	5,809	(3,236)	236	(818)	(1,802)	189
Depletion, depreciation, and amortization	1,806	7,344	23	65	—	9,238
Adjusted EBITDDA	$7,615	$4,108	$259	$(753)	$(1,802)	$9,427

2018
Income (loss) from operations - external	$1,781	$4,662	$(916)	$(315)	$(1,403)	$3,809
Reversal of segment eliminations	81	(1,140)	1,001	83	(25)	—
Income (loss) from operations - internal	1,862	3,522	85	(232)	(1,428)	3,809
Depletion, depreciation, and amortization	511	8,946	17	68	11	9,553
Environmental remediation	—	—	—	2,900	—	2,900
Adjusted EBITDDA	$2,373	$12,468	$102	$2,736	$(1,417)	$16,262

Six Months Ended June 30, (in thousands)	Partnership Timber	Funds Timber	Timberland Investment Management	Real Estate	Other	Consolidated
2019

Income (loss) from operations - external	$12,765	$(2,683)	$(2,397)	$(1,580)	$(3,540)	$2,565
Reversal of segment eliminations	(89)	(2,741)	2,706	176	(52)	—
Income (loss) from operations - internal	12,676	(5,424)	309	(1,404)	(3,592)	2,565
Depletion, depreciation, and amortization	3,447	12,279	42	132	12	15,912
Adjusted EBITDDA	$16,123	$6,855	$351	$(1,272)	$(3,580)	$18,477

2018
Income (loss) from operations - external	$10,433	$6,469	$(1,863)	$(1,249)	$(3,024)	$10,766
Reversal of segment eliminations	140	(2,164)	1,896	183	(55)	—
Income (loss) from operations - internal	10,573	4,305	33	(1,066)	(3,079)	10,766
Depletion, depreciation, and amortization	1,836	12,369	27	136	25	14,393
Environmental remediation	—	—	—	2,900	—	2,900
Adjusted EBITDDA	$12,409	$16,674	$60	$1,970	$(3,054)	$28,059

Outlook

We expect 2019 harvest volume will range between 61-65 MMBF for the Partnership, and 78-82 MMBF for the Funds, including timber deed sales. The Partnership volume includes 4-8 MMBF of volume from timber located on real estate properties that is not factored into our long-term, sustainable harvest plan of 57 MMBF. On a look-through basis, accounting for Partnership’s share of the Funds’ results based on its ownership interest in fund, total 2019 harvest volume, including timber deed sales, is expected to be 72-76 MMBF. We expect choppiness at best in log prices over the balance of 2019 with no predictability to easing of U.S. - China trade tensions, although this uncertainty may be mitigated by some weather-related shutdowns as the summer fire season progresses.

In addition to the recently completed sale of the remaining 65 residential lots from our Harbor Hill project in Gig Harbor, Washington, over the second half of 2019 we expect the Partnership to close on the sale of a parcel of timberland in Kitsap County, Washington and an assortment of conservation easement, industrial lot, and residential lot sales.

Timber - Overall

Operations. As of June 30, 2019, overall Timber results include operations on 120,000 acres of timberland owned by the Partnership (Partnership Timber) in western Washington, and 141,000 acres of timberland owned by the Funds (Funds Timber) in western Washington, northwestern Oregon, southwestern Oregon, and northern California.

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

Log Prices. During Q2 2019, log prices in the Pacific Northwest decreased slightly from prices realized during Q1 2019, but prices in both quarters were substantially lower than the record highs realized during the first half of 2018. For the Partnership, the overall realized log price for Q2 2019 decreased 2% and 15% relative to Q1 2019 and Q2 2018, respectively. For the Funds, the overall realized log price decreased 7% and 17% relative to Q1 2019 and Q2 2018, respectively.

Log prices in the first half of 2019 were weak in the face of ample supply and weak demand relative to the same period of 2018. West Coast softwood lumber production during Q2 2019 increased 4% from Q1 2019 and decreased 6% from Q2 20181. Lumber inventories have remained high by historical standards in the first half of 2019, as the rate of lumber take-away for new home construction remains tepid. Producers have responded with production curtailments leading to reduced demand for sawlogs.

West Coast break-bulk log exports in Q2 2019 were 3% above Q1 2019 and 28% below Q2 20182, driven primarily by a softening China market related to heightened trade tensions between the U.S. and China. Tariffs on softwood logs from the Pacific Northwest (PNW) region include 5% on Douglas-fir and western hemlock logs (most impactful to us), 10% for spruce logs, 25% for pine logs, and 10% for softwood lumber. Continued trade uncertainty has caused PNW log exporters to remain hesitant to purchase logs given the possibility that they could accumulate excessive log inventories and then be unable to sell them to China due to an increase in the export tariff rate. This has caused a decrease in logs diverted to the export market and conversely an increase in logs available to the domestic market, with both factors contributing to downward pressure on log prices.

Partnership Timber

Partnership Timber operating results for the quarters ended June 30, 2019, March 31, 2019, and June 30, 2018, and the six months ended June 30, 2019, and June 30, 2018, were as follows:

				Six Months Ended
	Q2 2019	Q1 2019	Q2 2018	Jun-19	Jun-18
Partnership
Overall log price per MBF	$618	$629	$726	$623	$765
Total volume (in MMBF)	22.2	23.4	6.9	45.6	25.7

(in thousands)
Log sale revenue	$13,685	$14,722	$5,039	$28,407	$19,674
Other revenue	515	449	531	964	1,034
Total revenue	14,200	15,171	5,570	29,371	20,708
Cost of sales	(6,811)	(7,188)	(1,994)	(13,999)	(7,020)
Operating expenses	(1,535)	(1,072)	(1,795)	(2,607)	(3,255)
Operating income	$5,854	$6,911	$1,781	$12,765	$10,433

Operating Income

Comparing Q2 2019 to Q1 2019.  Operating income decreased by $1.1 million, or 15%, from Q1 2019, driven by decreases of 5% in total harvest volume and 2% in the weighted-average realized log price and a $463,000 increase in operating expenses.

1 Random Lengths Yardstick, June 2019
2 Jones Stevedoring Company Monthly Breakbulk Log Export Report, June 2019

Comparing Q2 2019 to Q2 2018.  Operating income increased $4.1 million, or more than threefold, from Q2 2018, driven by a 15.3 MBF, or 222%, increase in total harvest volume, which was partially offset by a 15% decrease in the average realized log price.

Comparing YTD 2019 to YTD 2018. Operating income increased $2.3 million, or 22%, for the first six months of 2019 from the first six months of 2018, reflecting a 19.9 MBF, or 77%, increase in log volume and a $648,000 decrease in operating expenses, which were partially offset by a 19% decrease in the weighted average log price.

Revenue

Comparing Q2 2019 to Q1 2019.  Log sale revenue in Q2 2019 decreased $1.0 million, or 7%, from Q1 2019, due to decreases of 5% in total harvest volume and 2% in the weighted-average realized log price. Other revenue increased by $66,000, or 15%, primarily due to an increase in royalties from mineral sales from the Partnership’s tree farms.

Comparing Q2 2019 to Q2 2018.  Log sale revenue in Q2 2019 increased $8.6 million, or 172%, from Q2 2018, due to a 15.3 MBF, or 222%, increase in harvest volume, which was partially offset by a 15% decrease in the weighted-average realized log price. Other revenue decreased by $16,000, or 3%, in Q2 2019 from Q2 2018 due to lower royalties from mineral sales.

Comparing YTD 2019 to YTD 2018. Log sale revenue in the first six months of 2019 increased by $8.7 million, or 44%, from the first six months of 2018, due to a 77% increase in harvest volume, that was partially offset by a 19% decrease in the weighted-average realized log price. Other revenue decreased by $70,000, or 7%, driven by a decrease in royalties from mineral sales.

 Log Prices

Partnership Timber log prices for the quarters ended June 30, 2019, March 31, 2019, and June 30, 2018, and six months ended June 30, 2019, and 2018, were as follows:

Average price realizations (per MBF)				Six Months Ended
	Q2 2019	Q1 2019	Q2 2018	Jun-19	Jun-18
Partnership
Douglas-fir domestic	$664	$655	$812	$659	$841
Douglas-fir export	686	730	843	712	896
Whitewood domestic	486	528	529	503	542
Whitewood export	533	544	714	537	742
Cedar	997	973	1,373	987	1,422
Hardwood	546	650	721	614	713
Pulpwood	361	385	351	373	367
Overall log price	618	629	726	623	765

Comparing Q2 2019 to Q1 2019. Overall realized log prices in Q2 2019 were 2% lower than Q1 2019. Our overall average realized log price is influenced heavily by price movements for our two most prevalent species, Douglas-fir and whitewood, and the relative harvest volume mix of those two species. Realized Douglas-fir sawlog prices increased by 1% for domestic sorts but decreased by 6% for export sorts. Realized whitewood sawlog prices decreased by 8% for domestic and 2% for export sorts, with weak offshore demand resulting in additional log supply available to the domestic market contributing to downward pressure on log prices.

Comparing Q2 2019 to Q2 2018. From Q2 2018 to Q2 2019, our weighted-average realized log price decreased 15%. While the weather-related transportation bottlenecks experienced in Q2 2018 were less of an issue in Q2 2019, the supply-side response to the record-high log and lumber prices observed in the first half of 2018 resulted in over-supplied log yards in the second half of the year, which led mill operators to curtail production and drastically reduce log purchases by late Q3 2018. At the same time, ongoing trade tensions between the U.S. and China, as well as slowing economic activity in China, resulted in reduced log exports. In combination, these factors caused a general softening in log demand and price decreases across all species and sorts, with the exception of pulpwood.

Comparing YTD 2019 to YTD 2018. Our weighted-average realized log price decreased by 19% during the first six months of 2019, relative to the same period in 2018. Blended (domestic and export) Douglas-fir and whitewood realized log prices decreased 21% and 22%, respectively. Price changes for other species groups include: pulpwood (+2%), hardwood (-14%), and Cedar (-31%).

Log Volume

The Partnership harvested the following log volumes by species for the quarters ended June 30, 2019, March 31, 2019, and June 30, 2018, and the six months ended June 30, 2019, and 2018:

Volume (in MMBF)							Six Months Ended
	Q2 2019		Q1 2019		Q2 2018		Jun-19		Jun-18
Partnership
Douglas-fir domestic	12.9	59%	12.4	53%	3.5	51%	25.3	55%	15.7	61%
Douglas-fir export	3.4	15%	4.8	21%	0.8	12%	8.2	18%	2.6	10%
Whitewood domestic	0.7	3%	0.5	2%	0.2	3%	1.2	3%	0.5	2%
Whitewood export	0.5	2%	0.2	1%	0.3	4%	0.7	2%	0.8	3%
Cedar	0.6	3%	0.4	2%	0.3	4%	1.1	2%	0.6	2%
Hardwood	0.7	3%	1.3	6%	0.4	6%	1.9	4%	1.0	4%
Pulpwood	3.4	15%	3.8	15%	1.4	20%	7.2	16%	4.5	18%
Log sale volume	22.2	100%	23.4	100%	6.9	100%	45.6	100%	25.7	100%
Timber deed sale volume	—		—		—		—		—
Total volume	22.2		23.4		6.9		45.6		25.7

Comparing Q2 2019 to Q1 2019. Harvest volume decreased 1.2 MMBF, or 5%, in Q2 2019 from Q1 2019. The relative volume mix was consistent between quarters, with the exception being a 6% shift from Douglas-fir export volume, which reflects softening demand from China, to Douglas-fir volume sold to the domestic market.

 Comparing Q2 2019 to Q2 2018. Harvest volume increased 15.3 MMBF, or 222%, in Q2 2019 from Q2 2018. The lower Q2 2018 harvest volume relative to Q2 2019 reflects our decision to pull planned Douglas-fir domestic harvest volume from Q2 2018 into Q1 2018 when that sort received a strong premium from domestic mills as they scrambled to increase production to meet demand from the domestic softwood lumber market. An additional component of the higher volume in Q2 2019 reflects additional volume associated with a 10% rise in our annual sustainable harvest level beginning in 2019. Other than a 9% shift in mix to Douglas-fir domestic volume and a 5% shift in mix away from pulpwood, the relative volume mix was comparable between quarters.

Comparing YTD 2019 to YTD 2018. Relative to the first six months of 2018, YTD 2019 harvest volume increased by 19.9 MMBF, or 77%. This increase reflects our decision to front-load harvest volume in 2019 in the face of weakening log markets, as well as the 10% rise in our annual sustainable harvest level.

Cost of Sales

Cost of sales varies with harvest volume, and for the quarters ended June 30, 2019, March 31, 2019, and June 30, 2018, and the six months ended June 30, 2019, and 2018, was as follows, with the first part of the table expressing these costs in total dollars and the second part of the table expressing those costs that are driven by volume on a per MBF basis:

(in thousands)				Six Months Ended
	Q2 2019	Q1 2019	Q2 2018	Jun-19	Jun-18
Partnership
Harvest, haul, and tax	$5,049	$5,586	$1,513	$10,635	$5,241
Depletion	1,701	1,599	478	3,300	1,773
Other	61	3	3	64	6
Total cost of sales	$6,811	$7,188	$1,994	$13,999	$7,020

Amounts per MBF *
Harvest, haul, and tax	$227	$239	$219	$233	$204
Depletion	$77	$68	$69	$72	$69

*	Timber deed sale volumes are excluded in the per MBF computation for harvest, haul and tax costs but included in the per MBF computation for depletion.

Comparing Q2 2019 to Q1 2019. Cost of sales decreased $377,000, or 5%, in Q2 2019 from Q1 2019 due to a 5% decrease in harvest volume. On a per-MBF basis, the harvest, haul and tax rate decreased by 5% due to a slightly higher mix of gentler terrain that allows for less expensive ground-based logging.

Comparing Q2 2019 to Q2 2018. Cost of sales increased $4.8 million, or 242%, in Q2 2019 from Q2 2018 due primarily to a 15.3 MMBF, or 222%, increase in harvest volume. On a per-MBF basis, the harvest, haul and tax rate increased by 4% due to logging in more expensive cable-based units and longer haul distances during the current quarter.

Comparing YTD 2019 to YTD 2018. Year-to-date 2019 cost of sales increased $6.9 million, or 99%, relative to the same period in 2018 due primarily to a 19.9 MMBF increase in harvest volume. On a per-MBF basis, the harvest, haul and tax rate increased by 14% due to logging in more expensive cable-based units and longer haul distances during the current year.
Operating Expenses

Operating expenses include the cost of maintaining existing roads and building temporary roads for harvesting, silviculture costs, and other management expenses. For the quarters ended June 30, 2019, March 31, 2019, and June 30, 2018, segment operating expenses were $1.5 million, $1.1 million, and $1.8 million, respectively, which is generally within the range that we have experienced over the last several years. The $463,000 increase in operating expenses in Q2 2019 from Q1 2019 is attributable to higher roads, silviculture and management expenses. The $260,000 decrease in operating expenses from Q2 2018 to Q2 2019 reflects lower silviculture and management expenses, which were partially offset by higher road expenses.

Year-to-date 2019 operating expenses decreased by $648,000 to $2.6 million from $3.3 million in 2018, due to lower silviculture and management expenses, which were partially offset by higher road expenses.

Funds Timber

Funds Timber operating results for quarters ended June 30, 2019, March 31, 2019, and June 30, 2018, and six months ended June 30, 2019, and 2018, were as follows:

				Six Months Ended
	Q2 2019	Q1 2019	Q2 2018	Jun-19	Jun-18
Funds
Overall log price per MBF	$585	$631	$707	$604	$718
Total volume (MMBF)	20.3	14.1	28.6	34.3	41.7

(in thousands)
Log sale revenue	$11,417	$8,860	$8,494	$20,277	$18,003
Timber deed sale revenue	194	—	8,865	194	8,865
Other revenue	1,139	580	558	1,719	590
Total revenue	12,750	9,440	17,917	22,190	27,458
Cost of sales	(13,237)	(9,139)	(11,870)	(22,376)	(18,822)
Operating expenses - internal	(2,749)	(2,489)	(2,525)	(5,238)	(4,331)
Operating income (loss) - internal	(3,236)	(2,188)	3,522	(5,424)	4,305
Eliminations *	1,430	1,311	1,140	2,741	2,164
Operating income (loss) - external	$(1,806)	$(877)	$4,662	$(2,683)	$6,469
* Represents primarily management fees charged to the Funds and eliminated from operating expenses in consolidation. In the TIM segment, these fees are reflected as revenue, on an internal reporting basis, and eliminated in consolidation.

Operating Income

Comparing Q2 2019 to Q1 2019. Log sale revenue increased by 29% due to 42% higher delivered log volume, which was partially offset by a 7% decline in the average realized log price. Cost of sales and operating expenses increased 45% and 10%, respectively. These factors contributed to the greater operating loss in Q2 2019 compared to Q1 2019.

Comparing Q2 2019 to Q2 2018. Operating income declined $6.5 million from Q2 2018, driven by a 30% decrease in total volume, a 17% lower average realized log price, 12% higher cost of sales, and a 9% increase in operating expenses.

Comparing YTD 2019 to YTD 2018. Year-to-date operating income decreased $9.2 million from the first six months of 2018. Log and timber deed sale revenue decreased by 25% due to an 18% decrease in total volume and a 16% decrease in the weighted-average log price. Other contributing factors to the decrease in operating income include increases of 19% in cost of sales and 15% in operating expenses.

Revenue

Comparing Q2 2019 to Q1 2019. Total revenue in Q2 2019 was $3.3 million, or 35%, higher than Q1 2019, due to increases of $2.6 million in log sale revenue and $753,000 in other revenue. The rise in log sale revenue was driven by a 42% increase in delivered log volume, which was partially offset by a 7% decline in the weighted-average realized log price. The increase in other revenue was driven primarily by revenue from commercial thinning and the sale of a conservation easement, for which there were no counterparts in Q1 2019.

Comparing Q2 2019 to Q2 2018. Total revenue in Q2 2019 declined $5.2 million, or 29%, from Q2 2018, driven by an $8.7 million decrease in timber deed sale revenue, which was only partially offset by a $2.9 million rise in delivered log sale revenue and a $775,000 increase in other revenue. The higher delivered log sale revenue was driven by an 8.0 MMBF, or 67%, increase in delivered log volume, which was partially offset by a 17% decline in the weighted-average log price. The increase in other revenue was driven by commercial thinning revenue from Fund II and the salvage harvest of fire-damaged timber on a Fund IV property, for which there was no counterpart in Q2 2018.

Comparing YTD 2019 to YTD 2018. Total revenue for the first six months of 2019 decreased $5.3 million, or 19%, relative to the same period of 2018. This change was driven by $8.9 million of timber deed sales in 2018 compared to only $194,000 in 2019 and was only partially offset by increases of $2.3 million in delivered log sales and $1.3 million in other revenue. The increase in log sale revenue was driven by a 35% rise in delivered log volume, which was partially offset by a 16% decline in the weighted-average log price. The increase in other revenue was driven by commercial thinning revenue, the sale of a conservation easement, and the salvage harvest of fire-damaged timber, for which there were no counterparts in the first six months of 2018.

Log Prices

Funds Timber log prices for quarters ended June 30, 2019, March 31, 2019, and June 30, 2018, and the six months ended June 30, 2019 and 2018, were as follows:

Average price realizations (per MBF)				Six Months Ended
	Q2 2019	Q1 2019	Q2 2018	Jun-19	Jun-18
Funds
Douglas-fir domestic	$639	$647	$815	$643	$822
Douglas-fir export	702	731	870	715	908
Whitewood domestic	538	513	662	531	664
Whitewood export	555	547	727	552	722
Pine	433	432	513	433	509
Cedar	895	961	1,276	942	1,326
Hardwood	533	530	778	532	753
Pulpwood	356	359	357	357	371
Overall log price	585	631	707	604	718
Timber deed sales	645	—	534	645	534

Comparing Q2 2019 to Q1 2019. The weighted-average overall realized log price in Q2 2019 was 7% lower than Q1 2019. The excess lumber inventories held by domestic producers in the second half of 2018 carried over into 2019 and continued to put downward pressure on prices for logs, along with slack demand from a softening export market. Although prices decreased across most species and sorts, the average price for whitewood domestic sorts increased 5%, which primarily came from a slight increase in the price for true fir logs on our northern California property in Fund III.

Comparing Q2 2019 to Q2 2018. The weighted-average realized log price decreased 17% from Q2 2018 to Q2 2019. Prices decreased across all species and sorts from Q2 2018 to Q2 2019 for several reasons. The weather-related supply and transportation issues that resulted in strong log prices during the first half of 2018 were largely ameliorated later in 2018. The tight supply conditions that caused lumber prices to reach record highs during the first half of 2018 reversed by the second half of the year, resulting in over-supplied mill yards. The uncertainty created by trade tensions between the U.S. and China has resulted in softening demand in the export market.

Comparing YTD 2019 to YTD 2018. The weighted-average realized log price in the first six months of 2019 declined 16% from the corresponding period in 2018. Prices decreased among all species and sorts during the period. Douglas-fir and whitewood volume-weighted (domestic and export) realized log prices decreased 22% and 21%, respectively. Price decreases for other species groups include: pine 15%, cedar 29%, hardwood 29%, and pulpwood 4%.

Log Volume

The Funds harvested the following log volumes by species for the quarters ended June 30, 2019, March 31, 2019, and June 30, 2018, and six months ended June 30, 2019 and 2018:

Volume (in MMBF)							Six Months Ended
	Q2 2019		Q1 2019		Q2 2018		Jun-19		Jun-18
Funds
Douglas-fir domestic	8.5	42%	7.4	52%	3.4	27%	15.9	47%	7.3	29%
Douglas-fir export	3.3	16%	2.9	21%	2.3	19%	6.2	18%	4.0	16%
Whitewood domestic	3.4	16%	1.3	9%	2.1	18%	4.7	14%	7.0	28%
Whitewood export	0.9	5%	0.4	3%	1.2	10%	1.3	4%	1.6	6%
Pine	1.1	6%	0.1	1%	0.9	8%	1.1	3%	1.0	4%
Cedar	0.2	1%	0.5	4%	0.1	1%	0.7	2%	0.4	2%
Hardwood	0.3	2%	0.2	1%	0.3	3%	0.5	1%	0.5	2%
Pulpwood	2.3	12%	1.3	9%	1.7	14%	3.6	11%	3.3	13%
Log sale volume	20.0	100%	14.1	100%	12.0	100%	34.0	100%	25.1	100%
Timber deed sale volume	0.3		—		16.6		0.3		16.6
Total volume	20.3		14.1		28.6		34.3		41.7

Partnership’s share of Funds	2.2		1.8		3.7		3.9		5.4

Comparing Q2 2019 to Q1 2019. Volume from delivered log sales increased by 5.9 MMBF, or 42%, in Q2 2019 versus Q1 2019. The increase in harvest volume reflects a timing difference created by weather-related operating restrictions during Q1 2019. The changes in relative product mix reflect the species composition of the units harvested.

 Comparing Q2 2019 to Q2 2018. Total volume from delivered log and timber deed sales decreased by 8.3 MMBF, or 29%, in Q2 2019 from Q2 2018. Delivered log sales in Q2 2019 increased by 8.0 MMBF, or 67%, relative to Q2 2018. Only 0.3 MMBF of volume was sold via timber deed sales in Q2 2019, which compares to 16.6 MMBF in Q2 2018. The changes in relative product mix reflect the species composition of the units selected for harvest during the comparative quarters.

Comparing YTD 2019 to YTD 2018. Total volume from delivered log and timber deed sales during the first six months of 2019 decreased by 7.7 MMBF, or 18%, relative to the same period of 2018. Year-to-date delivered log sales in 2019 increased by 8.9 MMBF, or 35%, relative to the first six months of 2018. Only 0.3 MMBF of volume was sold via timber deed sales in the first six months of 2019, which compares to 16.6 MMBF for the same period in 2018. The changes in relative product mix reflect a shift of 20% towards Douglas-fir volume and 16% away from whitewood, which is indicative of the species composition of the harvest units.

Cost of Sales

Cost of sales vary with harvest volume. Because the Funds’ tree farms were acquired more recently than those of the Partnership, the depletion rates for the Funds’ tree farms are much higher than for the Partnership. For the quarters ended June 30, 2019, March 31, 2019, and June 30, 2018, and six months ended June 30, 2019 and 2018, cost of sales were as follows, with the first part of the table expressing these costs in total dollars and the second part of the table expressing those costs that are driven by volume on a per MBF basis:

(in thousands)				Six Months Ended
	Q2 2019	Q1 2019	Q2 2018	Jun-19	Jun-18
Funds
Harvest, haul, and tax	$5,018	$3,817	$2,924	$8,835	$6,441
Depletion	7,343	4,935	8,946	12,278	12,368
Other	876	387	—	1,263	13
Total cost of sales	$13,237	$9,139	$11,870	$22,376	$18,822

Partnership’s share of Funds	$1,392	$1,091	$1,465	$2,485	$2,247

Amounts per MBF *
Harvest, haul, and tax	$251	$271	$244	$260	$257
Depletion	$362	$350	$313	$358	$297
* Timber deed sale volumes are excluded in the per MBF computation for harvest, haul, and tax costs but included in the per MBF computation for depletion.

Comparing Q2 2019 to Q1 2019. Cost of sales increased $4.1 million, or 45%, in Q2 2019 from Q1 2019, due to a 42% increase in harvest volume. The per-MBF harvest, haul, and tax rate decreased 7% and reflects a lower proportion of steeper terrain that requires more expensive cable-logging systems. The per-MBF average depletion rate increased by 5% as the mix of harvest volume from the Funds’ properties shifted to tree farms with higher depletion rates.

Comparing Q2 2019 to Q2 2018. Cost of sales increased $1.4 million, or 12%, in Q2 2019 from Q2 2018, due to increases of $2.1 million in harvest, haul, and tax costs and $876,000 in other cost of sales, which were partially offset by a $1.6 million decrease in depletion expense. The lower depletion expense reflects a 30% drop in total harvest volume (delivered and timber deed sales). The higher harvest, haul, and tax costs reflects the 67% increase in delivered log volume, for which we incur harvest and haul costs, as opposed to timber deed sales, for which we do not incur harvest and haul costs. While the per-MBF harvest, haul, and tax rate was roughly consistent between periods, the per-MBF average depletion rate rose by 17% as the mix of harvest volume from the Funds’ properties shifted to tree farms with higher depletion rates. The increase in other cost of sales was driven by commercial thinning and the salvage harvest of fire-damaged timber, which had no counterparts in Q2 2018.

Comparing YTD 2019 to YTD 2018. Cost of sales increased $3.6 million, or 19%, in the first six months of 2019 relative to the same period in 2018, driven by a $2.4 million rise in harvest, haul, and tax costs, and a $1.3 million increase in other cost of sales. While the per-MBF harvest, haul, and tax rate was comparable between periods, the 22% increase in the per-MBF depletion rate reflects a shift in the mix of harvest volume to tree farms with higher depletion rates. The increase in other cost of sales during the first six months of 2019 was driven by commercial thinning and the salvage harvest of fire-damaged timber, which had no counterparts during the same period of 2018.

Operating Expenses

Operating expenses include the cost of maintaining existing roads and building temporary roads for harvesting, silviculture costs, and other management expenses that include the asset and timberland management fees charged to the Funds. These fees, which are the source of revenue for our Timberland Investment Management segment (discussed below), are eliminated in consolidation, and amounted to $1.4 million, $1.3 million, and $1.1 million in Q2 2019, Q1 2019, and Q2 2018, respectively, and $2.7 million and $2.2 million for the first six months of 2019 and 2018, respectively. After elimination of these fees, Fund operating expenses were $1.3 million, $1.2 million, and $1.4 million for Q2 2019, Q1 2019, and Q2 2018, respectively, and $2.5 million and $2.2 million for the first six months of 2019 and 2018, respectively.

The $141,000 increase in operating expenses from Q1 2019 to Q2 2019 is attributable primarily to $128,000 greater silviculture expenses and a $27,000 increase in management expenses, which were partially offset by a $13,000 decline in road maintenance expenses.

Operating expenses declined by $66,000 from Q2 2018 to Q2 2019. Cost decreases for silviculture ($200,000) and roads ($9,000), were partially offset by a $144,000 increase in management expenses that is related to Fund IV’s recent acquisitions of timberland properties.

Operating expenses increased by $330,000 to $2.5 million during the first six months of 2019 compared to $2.2 million for the same period in 2018, again due in part to operating expenses incurred on the Fund IV properties which were acquired in Q4 2018 and Q1 2019. Specific increases include $337,000 in road and $230,000 in management expenses, which were partially offset by a $236,000 decrease in silviculture expenses.

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

				Six Months Ended
	Q2 2019	Q1 2019	Q2 2018	Jun-19	Jun-18
Partnership's share of Funds
Total volume (MMBF)	2.2	1.8	3.7	3.9	5.4

(in thousands)
Log sale revenue	$1,213	$1,103	$1,091	$2,316	$2,298
Timber deed sale revenue	29	—	1,224	29	1,224
Other revenue	164	86	31	250	36

Cost of sales	(1,389)	(1,091)	(1,463)	(2,480)	(2,245)
Operating expenses - internal	(352)	(314)	(326)	(666)	(525)
Eliminations *	170	159	129	329	241
* Represents primarily the Partnership’s share of management fees charged to the Funds and eliminated from operating expenses in consolidation. In the TIM segment, these fees are reflected as revenue, on an internal reporting basis, and eliminated in consolidation.

Timberland Investment Management

The Timberland Investment Management (TIM) segment manages timberland portfolios on behalf of three private equity timber funds that own a combined 141,000 acres of commercial timberland in western Washington, northwestern Oregon, southwestern Oregon, and northern California as of June 30, 2019. Total assets under management are $545 million based on the most recent appraisals.

Fund Distributions and Fees Paid to the Partnership

Fund distributions are paid from available Fund cash, generated primarily from the harvest and sale of timber after paying all Fund expenses, management fees, and recurring capital costs. The Partnership received combined distributions from the Funds of $855,000 and $905,000 during the six months ended June 30, 2019 and 2018, respectively.
The Partnership earned asset, investment, and timberland management fees from the Funds of $2.8 million and $2.2 million for the six months ended June 30, 2019 and 2018, respectively. These fees, which represent a portion of the operating expenses in our Funds Timber segment (discussed above) are eliminated as the Funds are consolidated in our financial statements, as shown in the table below.
Revenue and Operating Loss

The fees earned from managing the Funds include a fixed component related to invested capital and acres owned, and a variable component related to harvest volume from the Funds’ tree farms.

Revenue and operating loss for the TIM segment for the quarters ended June 30, 2019 and 2018 were as follows:

	Quarter Ended
(in thousands, except invested capital, volume and acre data)	Jun-19	Jun-18
Revenue internal	$1,479	$1,140
Intersegment eliminations	(1,479)	(1,140)
Revenue external	$—	$—

Operating income internal	$236	$85
Intersegment eliminations	(1,412)	(1,001)
Operating loss external	$(1,176)	$(916)

Invested capital (in millions)	$489	$354
Acres owned by Funds	141,000	124,000
Harvest volume - Funds (MMBF), including timber deed sales	20.3	28.6

TIM generated management fee revenue of $1.5 million and $1.1 million from managing the Funds during Q2 2019 and Q2 2018, respectively. The increase in revenue resulted primarily from an increase in management fees associated with a rise in invested capital and acres owned following the acquisition of two properties by Fund IV since Q2 2018.

Operating expenses rose for the quarter ended June 30, 2019, versus the comparable period in 2018, totaling $1.2 million and $916,000, respectively, due to costs associated with managing the additional properties acquired by Fund IV.

Revenue and operating loss for the TIM segment for the six months ended June 30, 2019 and 2018 were as follows:

	Six Months Ended
(in thousands, except invested capital, volume and acre data)	Jun-19	Jun-18
Revenue internal	$2,842	$2,164
Intersegment eliminations	(2,842)	(2,164)
Revenue external	$—	$—

Operating income (loss) internal	$309	$33
Intersegment eliminations	(2,706)	(1,896)
Operating loss external	$(2,397)	$(1,863)

Invested capital (in millions)	$489	$354
Acres owned by Funds	141,000	124,000
Harvest volume - Funds (MMBF), including timber deed sales	34.3	41.7

TIM generated management fee revenue of $2.8 million and $2.2 million from managing the Funds for the six months ended June 30, 2019 and 2018, respectively. The increase in fee revenue resulted from the acquisition of two tree farms by Fund IV in Q4 2018 and Q1 2019.

Operating expenses incurred by the TIM segment for the six months ended June 30, 2019 and 2018 totaled $2.4 million and $1.9 million, respectively. The increase in operating expenses resulted primarily from the costs associated with managing the additional properties acquired by Fund IV.

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

Those properties that are for sale, under contract, and we expect to sell within the next 12 months, are classified on our balance sheet as a current asset under “Land Held for Sale”. The $7.9 million amount currently in Land Held for Sale reflects a 65-lot residential parcel from our Harbor Hill project in Gig Harbor, Washington that we expect to sell in the second half of 2019.

Results from Real Estate operations may vary significantly from period to period as we make multi-year investments in entitlements and infrastructure prior to selling entitled or developed land. Further, Real Estate results will vary as a result of adjustments to our environmental remediation liability related to Port Gamble. These adjustments are reflected in our Real Estate segment within operating expenses.

Comparing Q2 2019 to Q2 2018. In Q2 2019, we closed on the sale of six rural residential lots for $645,000 whereas in Q2 2018 we closed on the sale of a conservation easement covering 7,800 acres of timberland for $3.7 million, and a residential lot and a parcel of undeveloped land for a combined $176,000. Rental and other revenue decreased from $419,000 in Q2 2018 to $380,000 in Q2 2019 due primarily to a consulting project that finished in Q2 2019. Real Estate operating expenses were flat at $1.1 million during each of Q2 2019 and Q2 2018. We recorded environmental remediation expense of $2.9 million in the second quarter of 2018 based on updated estimates of costs for our project in Port Gamble, WA. These factors resulted in an operating loss of $907,000 for Q2 2019 compared to $315,000 for Q2 2018.

Real Estate revenue and gross margin are summarized in the table below for the six months ended June 30, 2019 and 2018:

(in thousands, except units sold and per unit amounts)
For the six months ended:
Description	Revenue	Gross Margin	Units Sold		Revenue per unit	Gross Margin per unit
Residential	$645	$204	Lots:	6	107,500	34,000
Unimproved land	22	16	Acres:	3	7,333	5,333
Total land	667	220
Rentals and other	789	168
June 30, 2019 total	$1,456	$388

Development rights (CE)	$3,730	$3,485	Acres:	7,800	478	447
Residential land sales	151	104	Acres:	10	15,100	10,400
Unimproved land	125	67	Acres:	14	8,929	4,786
Total land	4,006	3,656
Rentals and other	727	44
June 30, 2018 total	$4,733	$3,700

Comparing YTD 2019 to YTD 2018. In addition to the second quarter transactions noted above, the first six months of 2019 included a sale of an undeveloped parcel for $22,000. The first six months of 2018 consisted entirely of the Q2 2018 transactions noted above. The year-to-date increase in rental and other income was due primarily to development and asset management fees related to our joint venture project on Bainbridge Island, Washington. Excluding the $2.9 million Q2 2018 environmental remediation expense, Real Estate operating expenses remained flat at $2.0 million for each of the first six months of 2018 and 2019. These factors resulted in an operating loss of $1.6 million for the first six months of 2019 compared to an operating loss of $1.2 million for the corresponding period of 2018. Excluding the $2.9 million environmental remediation expense, the Real Estate segment generated operating income of $1.7 million for the first six months of 2018.

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

The RI/FS and CAP for the millsite will be reviewed by DOE prior to being finalized, which will ultimately be codified in a consent decree. For the NRD component of the project, discussions with the Trustees are continuing, and we expect those discussions will ultimately result in a settlement agreement. At present, we expect the CAP and consent decree for the millsite and the NRD settlement agreement to be finalized in 2019. In both cases, it is reasonably possible that cost estimates could change as a result of changes to either the millsite cleanup or the NRD restoration components of the liability, or both. We currently expect the millsite cleanup and NRD restoration projects to occur over the next two to three years.

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

General and Administrative (G&A)

G&A expenses were $1.8 million for the second quarter of 2019 compared to $1.4 million for the second quarter of 2018. G&A expenses increased to $3.5 million for the first six months of 2019 from $3.0 million for the first six months of 2018. For both the quarter and year-to-date periods, the increase in G&A expenses is due primarily to higher legal and professional fees.

Interest Expense, Net

	Quarter ended June 30,		Six Months Ended June 30,
(in thousands)	2019	2018	2019	2018
Interest income - Partnership	$1	$34	$1	$69
Interest expense - Partnership	(962)	(782)	(1,987)	(1,458)
Interest expense - Funds	(561)	(581)	(1,117)	(1,157)
Capitalized interest - Partnership	72	81	138	154
Interest expense, net	$(1,450)	$(1,248)	$(2,965)	$(2,392)

The decrease in interest income is due to interest on a note receivable that was repaid in the fourth quarter of 2018. The increase in interest expense is due to higher average debt balances in 2019 and higher interest rates on our variable-rate debt.
The Partnership’s and Fund III’s debt arrangements with Northwest Farm Credit Services (NWFCS) are included in the latter’s patronage program, which rebates a portion of interest paid in the prior year back to the borrower. This NWFCS patronage program is a feature common to most of this lender’s loan agreements. The patronage program reduced interest expense by $388,000 and $270,000 for Q2 2019 and Q2 2018, respectively, and by $666,000 and $598,000 for the first six months of 2019 and 2018, respectively. The increases in the patronage rebate are the result of higher debt balances and an increase in the patronage rebate percentage in the current year.
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

The Partnership and Funds recorded a consolidated income tax benefit of $59,000 and an expense of $29,000 for Q2 2019 and Q2 2018, respectively, and expense of $35,000 and $127,000 for the first six months of 2019 and 2018, respectively.

Noncontrolling interests

The line item “Net and comprehensive (income) loss attributable to noncontrolling interests - ORM Timber Funds” represents the combination of the portions of the net income or loss for the Funds which are attributable to third-party owners: 80% for Fund II, 95% for Fund III, and 85% for Fund IV.

The line item “Net and comprehensive loss attributable to noncontrolling interests - Real Estate” represents two-thirds of the net income or loss from a Real Estate entity, Ferncliff Investors, that is attributable to third party owners. Ferncliff Investors holds a 50% interest in an unconsolidated real estate joint venture entity.

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

The Partnership’s debt at June 30, 2019, consists of mortgage debt with fixed and variable interest rate tranches and operating lines of credit with Northwest Farm Credit Services (NWFCS). The mortgage debt includes a $71.8 million long-term credit facility with NWFCS structured in ten tranches that mature from 2024 through 2036, as well as a $40.0 million delayed-draw facility under which the Partnership may borrow at any time through October 2023. The delayed-draw facility matures in October 2028 and $7.0 million was outstanding at June 30, 2019. The Partnership’s credit arrangements with NWFCS include an accordion feature under which the Partnership may borrow, subject to lender approval, up to an additional $50.0 million within either the long-term or delayed-draw facility. The Partnership has a $30.0 million operating line of credit that matures in October 2023, and had $18.3 million outstanding as of June 30, 2019. The operating line of credit carries a variable interest rate that is based on the one-month LIBOR rate plus 1.6%. All of these facilities are collateralized by portions of the Partnership’s timberland. In addition, our commercial office building in Poulsbo, Washington is collateral for a $2.3 million amortizing loan from NWFCS that matures in 2023.

These debt agreements contain covenants that are measured either quarterly or annually, consisting of the following:

•	a maximum debt-to-total-capitalization ratio of 30%, with total capitalization calculated using fair market (vs. carrying) value of timberland, roads and timber; and

•	a maximum loan-to-appraised value of timberland collateral of 50%.

The Partnership is in compliance with these covenants as of June 30, 2019, and expects to remain in compliance for at least the next twelve months.

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

Fund II’s mortgage contains a requirement to maintain a loan-to-value ratio of less than 50%, with the denominator defined as fair market value. Fund III’s mortgage contains covenants, measured annually, that require Fund III to maintain an interest coverage ratio of 1.5:1, maintain working capital of $500,000, and not exceed a debt-to-appraised value of collateral of 50%. Fund II and Fund III are in compliance with these covenants as of June 30, 2019, and we expect they will remain in compliance for at least the next twelve months.

The $76,000 decrease in cash and restricted cash generated for the six months ended June 30, 2019 compared to June 30, 2018 is explained in the following table:

	Six Months Ended June 30,
(in thousands)	2019	Change	2018
Cash provided by operating activities	$15,025	$(3,304)	$18,329

Investing activities
Reforestation and roads	(1,728)	133	(1,861)
Capital expenditures	(419)	43	(462)
Proceeds from sale of property and equipment	142	138	4
Proceeds from insurance recovery	365	365	—
Investment in unconsolidated real estate joint venture	—	250	(250)
Acquisition of timberland - Partnership	(225)	6,130	(6,355)
Acquisition of timberland - Funds	(19,344)	89,020	(108,364)
Cash used in investing activities	(21,209)	96,079	(117,288)
Financing activities
Line of credit borrowings	8,886	(15,414)	24,300
Line of credit repayments	(6,986)	(2,486)	(4,500)
Repayment of long-term debt	(64)	(3)	(61)
Proceeds from issuance of long-term debt	3,000	3,000	—
Debt issuances costs	(61)	(61)	—
Units issued under distribution reinvestment plan	33	(87)	120
Unit repurchases	(666)	(13)	(653)
Proceeds from preferred stock issuance - ORM Timber Funds	125	125	—
Payroll taxes paid upon unit net settlements	(79)	23	(102)
Loss on early extinguishment of debt	(64)	(64)	—
Cash distributions to unitholders	(8,725)	(2,622)	(6,103)
Cash distributions to fund investors, net of distributions to Partnership	(6,551)	(228)	(6,323)
Capital call - ORM Timber Funds, net of Partnership contribution	17,259	(75,021)	92,280
Cash provided by financing activities	6,107	(92,851)	98,958
Net decrease in cash and restricted cash	$(77)	$(76)	$(1)

The decrease in cash provided by operating activities of $3.3 million resulted primarily from an 18% increase in total volume, offset by an 18% decrease in average log price realizations, increased per MBF production costs in our Partnership Timber segment, fewer Real Estate transactions in the first half of 2019 compared to the prior year, and higher Real Estate project expenditures of $1.0 million.

Cash used in investing activities during 2019 decreased by $96.1 million compared to 2018 due primarily to the acquisition of two larger tree farms by the Fund IV in January 2018 and small-tract timberland acquisitions by the Partnership in Q1 2018 versus only one small tree farm acquisition by Fund IV in January 2019.

Cash provided by financing activities decreased in the current year by $92.9 million due primarily to lower capital calls for Fund IV’s tree farm acquisitions and lower net borrowings under credit facilities, offset partially by a net increase in distributions to unitholders and Fund investors.

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

		2019
	June 30 YTD	Remainder of Year	Total
in millions
Harbor Hill project development	$2.2	$0.9	$3.1
Reforestation and roads - Partnership	0.8	0.4	1.2
Reforestation and roads - Funds	1.0	0.7	1.7
Other Real Estate development projects	0.1	0.4	0.5
Other	0.3	0.2	0.5
	$4.4	$2.6	$7.0

ACCOUNTING MATTERS

Critical Accounting Policies and Estimates

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

For a further discussion of our critical accounting estimates, see Accounting Matters in the Management Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2018. See also notes 2 and 3 to the condensed consolidated financial statements in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The consolidated fixed-rate debt outstanding had a fair value of approximately $132.0 million and $126.3 million at June 30, 2019 and December 31, 2018, respectively, based on the prevailing interest rates for similar financial instruments. A change in interest rates will affect the fair value of fixed-rate debt, whereas a change in interest rates on variable-rate debt will affect interest expense and cash flows. A hypothetical 1% change in prevailing interest rates would change the fair value of fixed-rate long-term debt obligations by $4.2 million and result in a $313,000 change in annual interest expense for our variable-rate debt. We are not subject to material foreign currency risk, derivative risk, or similar uncertainties.

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

We are subject to statutory and regulatory restrictions that currently limit, and may increasingly limit, our ability to generate income and cash flow. Our ability to grow and harvest timber can be impacted significantly by legislation, regulations, or court rulings that restrict or stop forest practices. For example, events that focus media attention on natural disasters and damage to timberlands have at various times brought increasing public attention to forestry practices. Similarly, certain activist groups in Oregon are likely to continue to register ballot initiatives that would eliminate clearcutting, which is the predominant harvest practice across our geographic region. These and other activists also have proposed, and can be expected to continue proposing, bans on herbicides and various methods of applying herbicides, and attempt to inhibit other practices that are commonly used to promote efficient, sustainable forestry practices. While these initiatives have thus far failed to gain traction, such initiatives, alone or in combination, may limit the portion of our timberlands that is eligible for harvest, may make it more expensive or less efficient to harvest all or certain portions of our timberlands, or may restrict other aspects of our operations. Additional regulations, whether or not adopted in response to such events, may make it more difficult or expensive for us to harvest timber and may reduce the amount of harvestable timber on our properties. These and other restrictions on logging, planting, road building, fertilizing, managing competing vegetation, and other activities can increase the cost or reduce available inventory thereby reducing income and cash flow. Any such additional restrictions would likely have a similar effect on our TIM operations. We cannot offer assurances that we will not be alleged to have failed to comply with these regulations, or we may face a reduction in revenues or an increase in costs as a result of complying with newly adopted statutes, regulations and court or administrative decisions. These claims may take the form of individual or class action litigation, regulatory or enforcement proceedings, or both. Any such claims could result in substantial defense costs and divert management’s attention from the ongoing operation of our business, and if any such claims were successful, may result in substantial damage awards, fines, or civil penalties.

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

Management continues to monitor the Port Gamble cleanup processes closely. The $8.7 million remediation accrual as of June 30, 2019, represents our current estimate of the remaining cleanup cost and most likely outcome to various contingencies, though it is reasonably possible that the millsite cleanup and NRD components of the liability may increase. These estimates are predicated upon a variety of factors, including the actual amount of the ultimate cleanup costs. The liability is based upon a number of estimates and judgments that are subject to change as the project progresses. The filing of the CDs limits our legal exposure for matters covered by the decree, but does not eliminate it entirely. DOE reserves the right to reopen the CDs if new information regarding factors previously unknown to the agency requires further remedial action. While unlikely, a reopening of the CDs may result in adverse financial impacts and may have the effect of distracting management and other key personnel from the day to day operation of our business. These factors, alone or in combination with other challenges, may have a material adverse effect upon our assets, income, cash flow, and operations.

Our leverage may give rise to additional risks. The Partnership’s total outstanding debt was $99.4 million at June 30, 2019, of which $31.3 million bears interest at variable rates, with the remaining balance at fixed rates. The Funds’ total debt outstanding was $57.4 million at June 30, 2019, all of which bears interest at fixed rates. This debt, particularly that portion that carries variable interest rates, exposes us to certain additional risks, including higher interest expense as interest rates have increased recently and may continue to increase in coming periods. In addition, generally speaking, an increase in our indebtedness may limit our ability to defer timber harvests and potentially restricts our flexibility to take advantage of other investment opportunities that might otherwise benefit our business. In extreme cases, we could be placed in a position in which we default under one or more of our credit arrangements, which could require us to pledge additional portions of our timberland as collateral for our indebtedness or which might require us to take other actions or expose us to other remedies that could have a material adverse effect upon our assets, operations, or business.

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

We have incurred, and may continue to incur, expenses relating to a recently announced activism campaign from one of our unitholders. On June 18, 2018, James H. Dahl and an individual related to him filed a report on Securities Exchange Act Schedule 13D, purporting to be assignees of more than 5% of our outstanding limited partner units. These reporting persons filed an amendment on May 28, 2019, and shortly thereafter were admitted as limited partners with respect to their units. The filing persons have contended in their public filings and in other communications with partners, unitholders and others that the Partnership is “materially undervalued in the marketplace” by virtue of its governance structure and have expressed a lack of confidence in the Partnership and its board of directors. We have information that leads us to believe that Mr. Dahl is communicating with other unitholders in an effort to increase pressure on management to change the Parnership’s strategic directions through a variety of means, and that suggests that he intends to continue doing so. The filing persons have repeatedly expressed a belief that the Partnership should restructure its operations or explore a “strategic transaction,” and contended that management and the General Partner are “entrenched.” Further, the filing persons’ Schedule 13D also suggested that other unitholders contact management to offer their views about the Partnership’s strategic direction. To date, certain unitholders have communicated their thoughts to the board and management and during the latter half of 2018 our managing general partner and our Board of Directors conducted an extensive review of our operating and capital structure and aspects of our business that relates to those matters. In the course of this review, as we have done consistently in the past, we also engaged proactively with a number of longstanding unitholders. The Board expects to continue monitoring these factors and will continue its longstanding practice of engaging with investors and considering the input those investors provide.

Activism campaigns against public companies have become increasingly commonplace in recent years, and may impose material adverse impacts upon targeted companies and their security holders. In the case of Pope Resources, the announcement of the recent activism initiative has had, and may in the future have, one or more of the following effects:

•	Increasing professional fees and costs and other general and administrative expenses.

•	Distracting management and the board from the Partnership’s day-to-day operations.

•	Creating uncertainty among key employees, which in turn may increase the risk of either losing one or more such employees and the cost of retaining them.

•	Increasing the volatility in the trading price and trading volume of the Partnership’s units.

Risks Relating to Ownership of Our Securities

We are controlled by our managing general partner. As a master limited partnership, substantially all of our day-to-day affairs are controlled by our managing general partner, Pope MGP, Inc. The board of directors of Pope MGP, Inc. serves as our board of directors and, by virtue of a stockholder agreement, each of the two controlling shareholders of Pope MGP, Inc. has the ability to designate one of our directors and jointly appoint two others, with the fifth board position taken by our chief executive officer, who serves as a director by virtue of his position. Limited partners may remove the managing general partner only in limited circumstances, including, among other things, a vote by the limited partners holding two-thirds of the “qualifying units,” which generally means the units that have been owned by their respective holders for at least five years prior to such vote, or by limited partners holding ninety percent (90%) of all units outstanding (excluding limited partner units held by the general partner whose removal is sought). By virtue of the terms of our amended and restated agreement of limited partnership, as amended, or “partnership agreement”, our managing general partner directly, and the general partner shareholders indirectly, have substantial ability to control or exercise substantial influence over the following: a change of control of the Partnership (including but not limited to the removal or replacement of our managing general partner); preventing or causing the sale of the assets of the Partnership; admitting assignees and unitholders as limited partners; and causing the Partnership to take or refrain from taking certain other actions that might be argued as being in the best interests of the Partnership and our unitholders and limited partners. Under our partnership agreement, we are required to pay to Pope MGP, Inc. an annual management fee of $150,000, and to reimburse Pope MGP, Inc. for certain expenses incurred in managing our business.

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
Discounts to NAV are common among publicly traded limited partnerships, and we do not expect that we can fully eliminate this discount. Our general partner believes that this characteristic is largely associated with our status as a master limited partnership, which conveys substantial tax, operating, and governance benefits that the general partner believes help to balance the related discount. Accordingly, unitholders should expect that our units continue to trade at a discount to NAV for the foreseeable future, and there can be no assurance that this discount will be reduced, or even that it will not grow more significant.

We benefit from certain tax treatment accorded to master limited partnerships, and if that status changes the holders of our units may realize less advantageous tax consequences. The Partnership is a Master Limited Partnership and is therefore not generally subject to U.S. federal income taxes. If a change in tax law (or interpretation of current tax law) caused the Partnership to become subject to income taxes, operating results would be adversely affected. We also have taxable subsidiaries that help make our tax structure more efficient, and that are intended to incur and pay federal and state taxes where it is economically efficient or legally required. The estimation of income tax expense and preparation of income tax returns requires complex calculations and judgments. We believe the estimates and calculations used in this process are proper and reasonable and more likely than not would be sustained under examination by federal or state tax authorities; however, if a federal or state taxing authority disagreed with the positions we have taken, a material change in provision for income taxes, net income, or cash flows could result.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) - (e) None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Units Purchased	(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs

April 2019	1,251	$67.79	1,251	$1,749,000
May 2019	3,677	$67.66	3,677	$1,500,000
June 2019	2,406	$69.24	2,406	$1,334,000
(1) Units purchased pursuant to plan adopted under Rule 10b5-1 of the Securities Exchange Act of 1934 and announced publicly on March 4, 2019. The plan allows for the repurchase of units with an aggregate value of up to $2.0 million through March 7, 2020.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

There have been no material changes in the procedures for shareholders of the Partnership’s general partner to nominate directors to the board.

ITEM 6. Exhibits

Exhibits.

10.1	Amendment No. 1 to Amended and Restated Note (Long Term Financing Facility)

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished with this report in accordance with SEC Rel. No. 33-8238).

32.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(b) and 18 U.S.C. Section 1350 (furnished with this report in accordance with SEC Rel. No. 33-8238).

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2019.

POPE RESOURCES,
A Delaware Limited Partnership

By:	POPE MGP, Inc.
Managing General Partner

By: /s/ Thomas M. Ringo
Thomas M. Ringo
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Daemon P. Repp
Daemon P. Repp
Vice President and Chief Financial Officer
(Principal Financial Officer)

By: /s/ Sean M. Tallarico
Sean M. Tallarico
Controller
(Principal Accounting Officer)