Form 10-Q
period 2019-09-30
POPE RESOURCES LTD PARTNERSHIP
filed 2019-11-06
CIK 784011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Partnership units outstanding at October 31, 2019: 4,354,927

Pope Resources
Index to Form 10-Q Filing
For the Nine Months Ended September 30, 2019

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited, in thousands)
Pope Resources, a Delaware Limited Partnership
September 30, 2019 and December 31, 2018

	2019	2018
ASSETS
Current assets
Partnership cash	$990	$1,784
ORM Timber Funds cash	2,909	3,330
Cash	3,899	5,114
Restricted cash	892	943
Total cash and restricted cash	4,791	6,057
Accounts receivable, net	3,327	4,670
Contract assets	2,620	2,872
Land held for sale	384	5,697
Prepaid expenses and other current assets	947	1,070
Total current assets	12,069	20,366
Properties and equipment, at cost
Timber and roads	376,861	377,970
Timberland	77,109	74,267
Land held for development	20,243	20,891
Buildings and equipment, net of accumulated depreciation (2019 - $8,066; 2018 - $8,223)	5,452	5,500
Total properties and equipment, at cost	479,665	478,628
Other assets	7,170	9,255
Total assets	$498,904	$508,249

LIABILITIES, PARTNERS’ CAPITAL AND NONCONTROLLING INTERESTS
Current liabilities
Accounts payable	$2,488	$2,379
Accrued liabilities	5,928	5,191
Current portion of long-term debt - Partnership	132	128
Current portion of long-term debt - Funds	24,987	—
Deferred revenue	244	336
Current portion of environmental remediation liability	1,140	1,082
Other current liabilities	1,238	865
Total current liabilities	36,157	9,981
Long-term debt, net of unamortized debt issuance costs and current portion - Partnership	92,323	93,928
Long-term debt, net of unamortized debt issuance costs and current portion - Funds	32,343	57,313
Environmental remediation and other long-term liabilities	7,627	8,427
Partners’ capital and noncontrolling interests
General partners' capital (units issued and outstanding 2019 - 60; 2018 - 60)	846	944
Limited partners' capital (units issued and outstanding 2019 - 4,258; 2018 - 4,253)	48,574	56,533
Noncontrolling interests	281,034	281,123
Total partners’ capital and noncontrolling interests	330,454	338,600
Total liabilities, partners’ capital and noncontrolling interests	$498,904	$508,249
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
Pope Resources, a Delaware Limited Partnership
Nine Months Ended September 30, 2019 and 2018
(in thousands, except per unit data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue	$27,948	$28,008	$80,965	$80,907
Cost of sales	(21,193)	(16,769)	(58,636)	(43,644)
Operating expenses	(5,538)	(5,137)	(15,007)	(14,471)
Environmental remediation expense	—	—	—	(2,900)
General and administrative expenses	(3,234)	(1,930)	(6,774)	(4,954)
Income (loss) from operations	(2,017)	4,172	548	14,938

Interest expense, net	(1,420)	(1,311)	(4,385)	(3,703)

Income (loss) before income taxes	(3,437)	2,861	(3,837)	11,235
Income tax expense	(400)	(117)	(435)	(243)
Net and comprehensive income (loss)	(3,837)	2,744	(4,272)	10,992

Net and comprehensive (income) loss attributable to noncontrolling interests - ORM Timber Funds	3,148	(110)	9,058	(2,498)
Net and comprehensive loss attributable to noncontrolling interests - Real Estate	110	10	151	68
Net and comprehensive income (loss) attributable to unitholders	$(579)	$2,644	$4,937	$8,562

Allocable to general partners	$(8)	$37	$69	$119
Allocable to limited partners	(571)	2,607	4,868	8,443
Net and comprehensive income (loss) attributable to unitholders	$(579)	$2,644	$4,937	$8,562

Basic and diluted earnings per unit attributable to unitholders	$(0.15)	$0.60	$1.11	$1.96

Basic and diluted weighted average units outstanding	4,317	4,316	4,322	4,319

Distributions per unit	$1.00	$0.80	$3.00	$2.20
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL AND NONCONTROLLING INTERESTS (Unaudited)
Pope Resources, a Delaware Limited Partnership
Nine Months Ended September 30, 2019 and 2018
(in thousands)

		Attributable to Pope Resources
	Units	General Partners	Limited Partners	Noncontrolling Interests	Total
December 31, 2018	4,313	$944	$56,533	$281,123	$338,600
Net income (loss)	—	46	3,265	(2,544)	767
Cash distributions	—	(60)	(4,306)	(3,076)	(7,442)
Capital call	—	—	—	17,259	17,259
Preferred stock issuance	—	—	—	125	125
Equity-based compensation	17	8	585	—	593
Units issued under distribution reinvestment plan	—	—	24	—	24
Unit repurchases	(3)	—	(166)	—	(166)
Payroll taxes paid on unit net settlements	(1)	(1)	(78)	—	(79)
March 31, 2019	4,326	$937	$55,857	$292,887	$349,681
Net income (loss)	—	31	2,174	(3,407)	(1,202)
Cash distributions	—	(60)	(4,299)	(3,475)	(7,834)
Equity-based compensation	1	3	194	—	197
Units issued under distribution reinvestment plan	—	—	9	—	9
Unit repurchases	(7)	—	(500)	—	(500)
June 30, 2019	4,320	$911	$53,435	$286,005	$340,351
Net income (loss)	—	(8)	(571)	(3,258)	(3,837)
Cash distributions	—	(60)	(4,295)	(1,713)	(6,068)
Equity-based compensation	1	3	193	—	196
Units issued under distribution reinvestment plan	—	—	9	—	9
Unit repurchases	(3)	—	(197)	—	(197)
September 30, 2019	4,318	846	48,574	281,034	330,454

		Attributable to Pope Resources
	Units	General Partners	Limited Partners	Noncontrolling Interests	Total
December 31, 2017	4,311	$1,028	$63,519	$176,079	$240,626
Net income (loss)	—	79	5,639	(3)	5,715
Cash distributions	—	(42)	(3,010)	(3,481)	(6,533)
Capital call	—	—	—	92,280	92,280
Equity-based compensation	15	7	516	—	523
Units issued under distribution reinvestment plan	1	—	59	—	59
Unit repurchases	(4)	—	(292)	—	(292)
Payroll taxes paid on unit net settlements	(1)	(1)	(101)	—	(102)
March 31, 2018	4,322	$1,071	$66,330	$264,875	$332,276
Net income	—	3	197	2,333	2,533
Cash distributions	—	(43)	(3,008)	(2,842)	(5,893)
Equity-based compensation	—	3	196	—	199
Units issued under distribution reinvestment plan	1	—	61	—	61
Unit repurchases	(5)	—	(361)	—	(361)
June 30, 2018	4,318	$1,034	$63,415	$264,366	$328,815
Net income	—	37	2,607	100	2,744
Cash distributions	—	(48)	(3,440)	(4,894)	(8,382)
Equity-based compensation	—	3	199	—	202
Units issued under distribution reinvestment plan	—	—	8	—	8
Unit repurchases	(4)	—	(286)	—	(286)
September 30, 2018	4,314	1,026	62,503	259,572	323,101

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited, in thousands)
Pope Resources, a Delaware Limited Partnership
Nine Months Ended September 30, 2019 and 2018

	2019	2018
Net income (loss)	$(4,272)	$10,992
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depletion	20,924	21,104
Equity-based compensation	987	924
Depreciation and amortization	581	439
Cost of land sold	8,585	1,407
Other	251	48
Cash flows from changes in operating accounts
Accounts receivable, net	1,344	772
Prepaid expenses, contract assets, and other assets	1,028	(5,656)
Real estate project expenditures	(2,622)	(2,182)
Accounts payable and accrued liabilities	996	(489)
Environmental remediation accruals	—	2,900
Environmental remediation payments	(482)	(1,145)
Other current and long-term liabilities	22	820
Net cash provided by operating activities	27,342	29,934

Cash flows from investing activities
Reforestation and roads	(2,164)	(2,534)
Capital expenditures	(419)	(571)
Proceeds from sale of property and equipment	142	10
Proceeds from insurance recovery	365	—
Deposit for acquisition of timberland - Partnership	(4)	—
Acquisitions of timberland - Partnership	(739)	(6,355)
Acquisitions of timberland - Funds	(19,344)	(108,364)
Net cash used in investing activities	(22,163)	(117,814)

Cash flows from financing activities
Line of credit borrowings	14,786	27,300
Line of credit repayments	(19,286)	(7,800)
Proceeds from issuance of long-term debt	3,000	—
Repayment of long-term debt	(95)	(92)
Payment of debt issuance costs and prepayment penalty	(125)	—
Proceeds from unit issuances - distribution reinvestment plan	42	128
Unit repurchases	(863)	(939)
Proceeds from preferred stock issuance - ORM Timber Funds	125	—
Payroll taxes paid on unit net settlements	(79)	(102)
Cash distributions to unitholders	(13,080)	(9,591)
Cash distributions from Real Estate joint venture	136	—
Cash distributions - ORM Timber Funds, net of distributions to Partnership	(8,265)	(11,217)
Capital call - ORM Timber Funds, net of Partnership contribution	17,259	92,280
Net cash provided by (used in) financing activities	(6,445)	89,967

Net increase (decrease) in cash and restricted cash	(1,266)	2,087
Cash and restricted cash at beginning of period	6,057	5,284
Cash and restricted cash at end of period	$4,791	$7,371
See accompanying notes to condensed consolidated financial statements.

POPE RESOURCES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
September 30, 2019

1.
The condensed consolidated balance sheets as of September 30, 2019, and December 31, 2018, and the related condensed consolidated statements of comprehensive income, partners’ capital and noncontrolling interests, and cash flows for the nine-month periods ended September 30, 2019, and 2018, have been prepared by Pope Resources, A Delaware Limited Partnership (the “Partnership”), pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The financial information as of December 31, 2018, is derived from the Partnership’s audited consolidated financial statements and notes thereto for the year ended December 31, 2018, and should be read in conjunction with such financial statements and notes. The results of operations for the interim periods are not indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2019.

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
The Partnership adopted this new standard effective January 1, 2019 and utilized the effective date as the date of initial application. Consequently, financial information was not updated, and the disclosures required under the new standard are not provided for dates and periods prior to January 1, 2019. The new standard provides a number of optional practical expedients in transition. The Partnership elected the ‘package of practical expedients’, which permits us to not reassess under the new standard our prior conclusions about lease identification, lease classification, and initial direct costs. We did not elect the use-of-hindsight or the practical expedient pertaining to land easements, the latter not being applicable to us.
The Partnership recognized a ROU asset and lease liability of $294,000 as of January 1, 2019 in connection with the adoption of this standard and all of its leases continue to be classified as operating leases. Accordingly, the adoption of this standard did not have a cumulative effect, or material effect, on the Partnership’s consolidated financial statements.

3.
Revenue is measured based on the consideration specified in a contract with a customer. The Partnership recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. Included in “Accounts receivable, net” are $2.1 million and $3.0 million of receivables from contracts with customers as of September 30, 2019, and December 31, 2018, respectively.

Significant changes in the contract asset balance during the period were as follows, and there were no contract liabilities as of September 30, 2019, and December 31, 2018 (in thousands):

Contract assets, December 31, 2018	$3,829
Revenue recognized from changes in estimates of variable consideration	194
Transferred to receivables from contract assets	(1,426)
Contract assets, September 30, 2019	$2,620

The contract assets in the table above represent rights to consideration for timber deeds transferred to the customer and are related primarily to the Funds Timber segment. These contracts provide the customer the legal right to harvest timber on a designated portion of the Funds’ or Partnership’s property. The value of a timber deed contract is determined based on the estimated timber volume by tree species multiplied by the contracted price. The contract consideration is considered variable because the timber volume by species is an estimate until the harvest is completed. The contract assets are transferred to receivables when the rights to consideration become due under the contract. Customers may harvest the timber at their discretion, within a time period and operational parameters stated in the contract.

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

The following table presents log sale and other revenue for the Partnership Timber and Funds Timber segments:

(in thousands)	Quarter ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Partnership Timber
Log sale revenue	$5,107	$11,638	$33,514	$31,312
Other revenue	601	601	1,565	1,635
Total revenue	$5,708	$12,239	$35,079	$32,947

Funds Timber
Log sale revenue	$9,638	$11,353	$29,915	$29,356
Timber deed sale revenue	23	1,640	217	10,504
Other revenue	42	260	1,761	851
Total revenue	$9,703	$13,253	$31,893	$40,711

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

Real Estate

The Real Estate segment’s activities consist of investing in and later selling improved properties, holding properties for later development and sale, and managing commercial properties. Revenue is generated primarily from sales of land, sales of development rights, known as conservation easements (CE’s), sales of unimproved land from the Partnership’s timberland portfolio, and residential and commercial rents. Revenue on real estate sales is recorded on the date the sale closes. When a real estate transaction is closed with obligations to complete infrastructure or other construction, the portion of the total contract allocated to the post-closing obligations may be recognized over time as that work is performed, provided the customer either simultaneously receives and consumes the benefits as we perform under the contract, our performance creates or enhances the asset controlled by the customer, or we do not create an asset with an alternative use to the customer and we have an enforceable right to payment for the performance completed. Progress towards the satisfaction of our performance obligations is generally measured based on costs incurred relative to the total cost expected to be incurred for the performance obligations.

The following table breaks down revenue for the Real Estate segment:

(in thousands)	Quarter ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

Development rights (CE)	$—	$—	$—	$3,730
Residential land sales	12,150	1,975	12,795	2,126
Unimproved land	—	—	22	125
Total land sales	12,150	1,975	12,817	5,981
Rentals and other	387	541	1,176	1,268
Total revenue	$12,537	$2,516	$13,993	$7,249

4.
The Partnership is both a lessee and a lessor. A contract is determined to contain a lease if there is an identified asset to which the lessee has the right to substantially all of the economic benefits and has control over how the asset is used throughout the contract period. Upon adoption of ASC 842, Leases, the Partnership elected the practical expedients to not separate lease and non-lease components for all of its leases.

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

The following table presents the balances of our right-of-use assets and lease liabilities and the balance sheet captions in which they are reported (in thousands):

	September 30, 2019	Balance Sheet caption

Right of use assets	$179	Other assets
Lease liability - current	$115	Other current liabilities
Lease liability - long-term	$64	Environmental remediation and other long-term liabilities

The following table presents the components of lease costs and other lease information for the quarter ended September 30, 2019:

In thousands, except weighted-average information	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018
Lease cost
Operating lease cost	$47	$—	$141	$—
Variable lease cost	3	—	7	—
Total lease cost	$50	$—	$148	$—

Other lease information
Cash paid for amounts included in the measurement of lease liabilities	$50	$—	$148	$—
Right-of-use asset obtained in exchange for new leases	$—	$—	$17	$—
Weighted-average remaining lease term in years	1.6
Weighted average discount rate	4.2%

Payments due under lease contracts for the next five years and thereafter are as follows (in thousands):

2019	$120
2020	55
2021	10
2022	1
Unamortized discount	(7)
Total lease liability at September 30, 2019	$179

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
The following table presents the components of lease income for the three and nine months ended September 30, 2019 (in thousands):

(in thousands)	Quarter ended September 30,		Nine months ended September 30,
	2019	2018	2019	2018

Lease Income
Operating lease income	$452	$—	$1,261	$—
Variable lease income	12	—	43	—
Total lease income	$464	$—	$1,304	$—

Buildings subject to operating leases had a cost of $2.1 million and accumulated depreciation of $1.2 million at September 30, 2019.

Lease income at September 30, 2019, based on payments due by period under the lease contracts, are presented in the following table (in thousands):

2019	$699
2020	718
2021	662
2022	595
2023	563
Thereafter	3,785
Total	$7,022

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

The assets and liabilities of the Funds as of September 30, 2019, and December 31, 2018, were as follows:

(in thousands)	September 30, 2019	December 31, 2018
Assets:
Cash	$2,909	$3,330
Contract assets	2,553	2,780
Other current assets	1,821	2,151
Total current assets	7,283	8,261
Properties and equipment, net of accumulated depreciation	364,478	360,163
Other long-term assets	—	1,962
Total assets	$371,761	$370,386
Liabilities and equity:
Current liabilities	$3,987	$3,237
Current portion of long-term debt	24,987	—
Total current liabilities	28,974	3,237
Long-term debt, net of unamortized debt issuance costs and current portion	32,343	57,313
Other long-term liabilities	—	300
Funds’ equity	310,444	309,536
Total liabilities and equity	$371,761	$370,386

7.	Other assets consisted of the following at September 30, 2019 and December 31, 2018:

(in thousands)	September 30, 2019	December 31, 2018

Investment in Real Estate joint venture entity	$5,577	$5,891
Advances to Real Estate joint venture entity	934	804
Deferred tax assets, net	424	541
Right-of-use assets	179	—
Contract assets	—	957
Note receivable	52	57
Deposits for acquisitions of timberland	4	1,005
Total	$7,170	$9,255

8.
In the presentation of the Partnership’s revenue and operating income (loss) by segment, all intersegment revenue and expense is eliminated to determine operating income (loss) reported externally. The following tables reconcile internally reported income (loss) from operations to externally reported income (loss) from operations by business segment.

In the fourth quarter of 2018, the Partnership changed its method of reporting costs incurred by the Partnership Timber segment on behalf of the TIM segment, and reclassified $123,000 of operating expenses for the third quarter of 2018 and $366,000 for the first nine months of 2018 from the Partnership Timber segment to the TIM segment to conform to the current year presentation.

Quarter ended September 30, (in thousands)	Partnership Timber	Funds Timber	Timberland Investment Management	Real Estate	Other	Consolidated
2019
Revenue - internal	$5,915	$9,703	$1,393	$12,660	$—	$29,671
Eliminations	(207)	—	(1,393)	(123)	—	(1,723)
Revenue - external	5,708	9,703	—	12,537	—	27,948

Cost of sales	(3,032)	(9,352)	—	(8,809)	—	(21,193)

Operating, general and administrative expenses - internal	(1,521)	(3,030)	(1,265)	(1,420)	(3,259)	(10,495)
Eliminations	250	1,339	71	38	25	1,723
Operating, general and administrative expenses - external	(1,271)	(1,691)	(1,194)	(1,382)	(3,234)	(8,772)
Income (loss) from operations - internal	1,362	(2,679)	128	2,431	(3,259)	(2,017)
Eliminations	43	1,339	(1,322)	(85)	25	—

Income (loss) from operations - external	$1,405	$(1,340)	$(1,194)	$2,346	$(3,234)	$(2,017)

2018
Revenue - internal	$12,373	$13,253	$1,212	$2,636	$—	$29,474
Eliminations	(134)	—	(1,212)	(120)	—	(1,466)
Revenue - external	12,239	13,253	—	2,516	—	28,008

Cost of sales	(4,976)	(9,932)	—	(1,861)	—	(16,769)

Operating, general and administrative expenses - internal	(1,729)	(2,435)	(1,206)	(1,209)	(1,954)	(8,533)
Eliminations	43	1,212	151	36	24	1,466
Operating, general and administrative expenses -external	(1,686)	(1,223)	(1,055)	(1,173)	(1,930)	(7,067)
Income (loss) from operations - internal	5,668	886	6	(434)	(1,954)	4,172
Eliminations	(91)	1,212	(1,061)	(84)	24	—

Income (loss) from operations - external	$5,577	$2,098	$(1,055)	$(518)	$(1,930)	$4,172

Nine Months Ended September 30, (in thousands)	Partnership Timber	Funds Timber	Timberland Investment Management	Real Estate	Other	Consolidated
2019
Revenue - internal	$35,676	$31,893	$4,235	$14,359	$—	$86,163
Eliminations	(597)	—	(4,235)	(366)	—	(5,198)
Revenue - external	35,079	31,893	—	13,993	—	80,965

Cost of sales	(17,031)	(31,728)	—	(9,877)	—	(58,636)

Operating, general and administrative expenses - internal	(4,607)	(8,268)	(3,798)	(3,455)	(6,851)	(26,979)
Eliminations	729	4,080	207	105	77	5,198
Operating, general and administrative expenses - external	(3,878)	(4,188)	(3,591)	(3,350)	(6,774)	(21,781)
Income (loss) from operations - internal	14,038	(8,103)	437	1,027	(6,851)	548
Eliminations	132	4,080	(4,028)	(261)	77	—
Income (loss) from operations - external	$14,170	$(4,023)	$(3,591)	$766	$(6,774)	$548

2018
Revenue - internal	$33,313	$40,711	$3,376	$7,621	$—	$85,021
Eliminations	(366)	—	(3,376)	(372)	—	(4,114)
Revenue - external	32,947	40,711	—	7,249	—	80,907

Cost of sales	(11,996)	(28,754)	—	(2,894)	—	(43,644)

Operating, general and administrative expenses - internal	(5,076)	(6,766)	(3,337)	(3,327)	(5,033)	(23,539)
Eliminations	135	3,376	419	105	79	4,114
Operating, general and administrative expenses - external	(4,941)	(3,390)	(2,918)	(3,222)	(4,954)	(19,425)
Environmental remediation		—	—	(2,900)	—	(2,900)
Income (loss) from operations - internal	16,241	5,191	39	(1,500)	(5,033)	14,938
Eliminations	(231)	3,376	(2,957)	(267)	79	—
Income (loss) from operations - external	$16,010	$8,567	$(2,918)	$(1,767)	$(4,954)	$14,938

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

	Quarter Ended September 30,		Nine Months Ended September 30,
(in thousands, except per unit amounts)	2019	2018	2019	2018
Net and comprehensive income attributable to Pope Resources’ unitholders	$(579)	$2,644	$4,937	$8,562
Less:
Non-forfeitable distributions paid to unvested restricted unitholders	(38)	(27)	(114)	(53)
Preferred share dividends - ORM Timber Funds	(12)	(8)	(35)	(23)
Net and comprehensive income for calculation of earnings per unit	$(629)	$2,609	$4,788	$8,486

Basic and diluted weighted average units outstanding	4,317	4,316	4,322	4,319

Basic and diluted net earnings per unit	$(0.15)	$0.60	$1.11	$1.96

10.
In the first quarter of 2019, the Partnership issued 11,504 restricted units pursuant to the management incentive compensation program and 3,600 restricted units to members of the Board of Directors. These restricted units vest ratably over four years with the grant date fair value equal to the market price on the date of grant. During the nine months ended September 30, 2019, 1,263 units were granted with no restrictions to certain board members who elected to receive their quarterly board compensation in the form of units rather than cash. Units granted to directors are included in the calculation of total equity compensation expense which is recognized over the vesting period, for restricted units, or immediately for unrestricted units. Grants to retirement-eligible individuals on the date of grant are expensed immediately. The Partnership recognized $196,000 and $202,000 of equity compensation expense in the third quarter of 2019 and 2018, respectively, and $986,000 and $924,000 for the nine months ended September 30, 2019 and 2018, respectively, related to these compensation programs.

11.
Supplemental disclosure of cash flow information: interest paid, net of amounts capitalized, totaled $3.9 million and $3.2 million during the first nine months of 2019 and 2018, respectively. Income taxes paid totaled $82,000 and $660,000 for the first nine months of 2019 and 2018, respectively.

12.
The Partnership’s financial instruments include cash, accounts receivable, and notes receivable, included in prepaid expenses and other current asset and in other assets, for which the carrying amount of each represents fair value based on current market interest rates or their short-term nature.

Collectively, the Partnership’s and the Funds’ fixed-rate debt has a carrying value of $125.4 million as of September 30, 2019 and December 31, 2018. The estimated fair value of this debt, based on current interest rates for similar instruments (Level 2 inputs in the Fair Value Hierarchy), is approximately $134.4 million and $126.3 million as of September 30, 2019 and December 31, 2018, respectively.

13.
The Partnership had an accrual for estimated environmental remediation costs of $8.6 million and $9.1 million as of September 30, 2019 and December 31, 2018, respectively. The environmental remediation liability represents management’s estimate of payments to be made to remedy and monitor certain areas in and around Port Gamble Bay, Washington. The liability at September 30, 2019 is comprised of $1.1 million that management expects to expend in the next 12 months and $7.5 million thereafter.

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

In February 2018, the Partnership and DOE entered into an agreed order with respect to the millsite under which the Partnership had performed a remedial investigation and feasibility study (RI/FS) and drafted a CAP. As with the in-water portion of the project, the CAP defines the scope of the remediation activity for the millsite.

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

The RI/FS and CAP for the millsite will be reviewed by DOE prior to being finalized, which will be codified in a consent decree. For the NRD component of the project, discussions with the Trustees are continuing, and management expects those discussions will ultimately result in a settlement agreement. At present, management expects the CAP and consent decree for the millsite and the NRD settlement agreement to be finalized in the first half of 2020. In both cases, it is reasonably possible that cost estimates could change as a result of changes to either the millsite cleanup or the NRD restoration components of the liability, or both. Management currently expects the millsite cleanup and NRD restoration projects to occur over the next two to three years.
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

Activity in the environmental liability is as follows:

(in thousands)	Balance at Beginning of the Period	Additions to Accrual	Expenditures for Remediation	Balance at Period-end
Year ended December 31, 2017	$12,770	$—	$(7,791)	$4,979
Year ended December 31, 2018	4,979	5,600	(1,496)	9,083
Quarter ended March 31, 2019	9,083	—	(158)	8,925
Quarter ended June 30, 2019	8,925	—	(203)	8,722
Quarter ended September 30, 2019	8,722	—	(120)	8,602

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

On the expiration of the fixed-rate periods, the tranches can be repaid or refinanced without penalty, or revert to a floating rate or be fixed at then-current rates for periods not to exceed the ultimate maturity of April 2031. The Partnership paid a make-whole premium of $61,000 in connection with this refinancing.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report contains a number of projections and statements about our expected financial condition, operating results, and business and strategic plans and objectives. These statements reflect management’s estimates based upon our current expectations, in light of management’s knowledge of existing circumstances and our intentions and expectations about future developments. Statements about expectations and future performance are “forward looking statements” within the meaning of applicable securities laws, which describe our plans, goals, objectives and anticipated performance. These statements can be identified by words such as “anticipate”, “believe”, “expect”, “intend”, and similar expressions. Some of these statements are inherently uncertain, and some or all of these statements may not come to pass. Accordingly, you should not interpret these statements as promises that we will perform at a given level or that we will take any or all of the actions we currently expect to take. Our future actions, as well as our actual performance, will vary from our current expectations, and under various circumstances these variations or their outcomes may be material and adverse. Some of the factors that may cause our actual operating results and financial condition to fall short of our expectations are set forth in the part of this report entitled “Risk Factors” in Part II, Item 1A below. From time to time we identify other risks and uncertainties in our other filings with the Securities and Exchange Commission. The forward-looking statements in this report reflect our estimates and expectations as of the date of the report, and unless required by law, we do not undertake to update these statements as our business operations and environment change.

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

Our current strategy for adding timberland acreage is centered primarily on our private equity timber fund business model. However, where it does not conflict with exclusivity provisions with the Funds, we acquire smaller timberland parcels from time to time to add on to the Partnership’s existing tree farms. In addition, during periods when the Funds’ committed capital is fully invested, we may look to acquire larger timberland properties for the Partnership. Our three active timber funds have assets under management totaling approximately $545 million as of September 30, 2019 based on the most recent appraisals. Through our 20% co-investment in Fund II, our 5% co-investment in Fund III, and our 15% co-investment in Fund IV, we have deployed $51 million of Partnership capital. Fund IV, launched in December 2016, is still in its investment period and has not yet placed all of its committed capital. Our co-investment affords us a share of the Funds’ operating cash flows while also allowing us to earn asset management and timberland management fees, as well as potential future incentive fees, based upon the overall success of each fund. We also believe that this strategy allows us to maintain more sophisticated expertise in timberland acquisition, valuation, and management on a more cost-effective basis than we could for the Partnership’s timberlands alone. We believe our co-investment strategy also enhances our credibility with existing and prospective Fund investors by demonstrating that we have both an operational and a financial commitment to the Funds’ success.

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

Recent Developments

On November 5, 2019, we issued a press release announcing that we are in discussions with certain parties regarding one or more strategic transactions that, if consummated, may result in a merger of Pope Resources or an acquisition of the Partnership. No definitive agreement has been reached and there can be no assurances that any transaction will result from these discussions. However, in exploring, developing and analyzing these transactions and the various alternatives, we have incurred greater than normal general and administrative expense as discussed further herein.

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

Quarter ended September 30, (in thousands)	Partnership Timber	Funds Timber	Timberland Investment Management	Real Estate	Other	Consolidated
2019

Income (loss) from operations - external	$1,405	$(1,340)	$(1,194)	$2,346	$(3,234)	$(2,017)
Reversal of segment eliminations	(43)	(1,339)	1,322	85	(25)	—
Income (loss) from operations - internal	1,362	(2,679)	128	2,431	(3,259)	(2,017)
Depletion, depreciation, and amortization	728	4,679	25	64	24	5,520
Adjusted EBITDDA	$2,090	$2,000	$153	$2,495	$(3,235)	$3,503

2018
Income (loss) from operations - external	$5,577	$2,098	$(1,055)	$(518)	$(1,930)	$4,172
Reversal of segment eliminations	91	(1,212)	1,061	84	(24)	—
Income (loss) from operations - internal	5,668	886	6	(434)	(1,954)	4,172
Depletion, depreciation, and amortization	1,094	5,906	21	68	10	7,099
Adjusted EBITDDA	$6,762	$6,792	$27	$(366)	$(1,944)	$11,271

Nine Months Ended September 30, (in thousands)	Partnership Timber	Funds Timber	Timberland Investment Management	Real Estate	Other	Consolidated
2019

Income (loss) from operations - external	$14,170	$(4,023)	$(3,591)	$766	$(6,774)	$548
Reversal of segment eliminations	(132)	(4,080)	4,028	261	(77)	—
Income (loss) from operations - internal	14,038	(8,103)	437	1,027	(6,851)	548
Depletion, depreciation, and amortization	4,175	16,958	67	196	36	21,432
Adjusted EBITDDA	$18,213	$8,855	$504	$1,223	$(6,815)	$21,980

2018
Income (loss) from operations - external	$16,010	$8,567	$(2,918)	$(1,767)	$(4,954)	$14,938
Reversal of segment eliminations	231	(3,376)	2,957	267	(79)	—
Income (loss) from operations - internal	16,241	5,191	39	(1,500)	(5,033)	14,938
Depletion, depreciation, and amortization	2,930	18,275	48	204	35	21,492
Environmental remediation	—	—	—	2,900	—	2,900
Adjusted EBITDDA	$19,171	$23,466	$87	$1,604	$(4,998)	$39,330

Outlook

We expect 2019 harvest volume will range between 61-65 MMBF for the Partnership, and 81-85 MMBF for the Funds, including timber deed sales. The Partnership volume includes 4-8 MMBF of volume from timber located on real estate properties that is not factored into our long-term, sustainable harvest plan of 57 MMBF. On a look-through basis, accounting for the Partnership’s share of the Funds’ based on its ownership interest in fund, total 2019 harvest volume, including timber deed sales, is expected to be 72-76 MMBF. We expect relatively flat log prices over the balance of 2019 with uncertainty related to U.S. - China trade tensions.

In the fourth quarter of 2019, we expect the Partnership to close on the sale of a parcel of undeveloped land in Jefferson County, an industrial lot in Kitsap County, and a potential conservation easement sale in Kitsap County. We also expect to continue incurring general and administrative expenses at an elevated level in connection with our ongoing discussions regarding a potential strategic transaction. We can offer no additional guidance as to the amount or timing of any such expenses in the future.

Timber - Overall

Operations. Overall Timber results include operations on 120,000 acres of timberland owned by the Partnership (Partnership Timber) in western Washington, and 141,000 acres of timberland owned by the Funds (Funds Timber) in western Washington, northwestern Oregon, southwestern Oregon, and northern California.

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

Log Prices. For the Partnership, the weighted-average realized log price for Q3 2019 decreased 10% and 27% relative to Q2 2019 and Q3 2018, respectively. For the Funds, the overall realized log price decreased 3% and 21% relative to Q2 2019 and Q3 2018, respectively. The Partnership’s weighted-average realized log price declined 20% in the first nine months of 2019 relative to the same period of 2018, while that of the Funds decreased 17%.

Domestic demand for sawlogs in the Pacific Northwest (“PNW”) has been affected by high inventory levels at lumber manufacturers and lower-than-expected construction take-away. West Coast softwood lumber production during the first nine months of 2019 decreased 2% relative to the same period of 2018. West Coast break-bulk log exports in Q3 2019 were 12% below Q2 2019 and 36% below Q3 2018, and down 46% during the first nine months of 2019 relative to the same period in 2018. The decline in log exports is driven primarily by a weaker China market due to ongoing trade tensions between the U.S. and China, a softening Chinese economy and a recent influx of inexpensive insect-salvage timber from Europe. We believe that PNW log exporters remain hesitant to purchase logs given the possibility that they could accumulate excessive log inventories and then be unable to sell them to China due to a potential increase in the export tariff rate. The decrease in logs sold to the export market resulted in an increase in logs available to the domestic market. The combination of reduced demand, both export and domestic, contributed to downward pressure on log prices.

Partnership Timber

Partnership Timber operating results for the quarters ended September 30, 2019, June 30, 2019, and September 30, 2018, and the nine months ended September 30, 2019, and September 30, 2018, were as follows:

				Nine Months Ended
	Q3 2019	Q2 2019	Q3 2018	Sep-19	Sep-18
Partnership
Overall log price per MBF	$555	$618	$759	$612	$763
Total volume (in MMBF)	9.2	22.2	15.3	54.8	41.0

(in thousands)
Log sale revenue	$5,107	$13,685	$11,638	$33,514	$31,312
Other revenue	601	515	601	1,565	1,635
Total revenue	5,708	14,200	12,239	35,079	32,947
Cost of sales	(3,032)	(6,811)	(4,976)	(17,031)	(11,996)
Operating expenses	(1,271)	(1,535)	(1,686)	(3,878)	(4,941)
Operating income	$1,405	$5,854	$5,577	$14,170	$16,010

Operating Income

Comparing Q3 2019 to Q2 2019. Operating income decreased by $4.4 million, or 76%, from Q2 2019, driven primarily by a 59% decrease in total harvest volume and a 10% decrease in the weighted-average realized log price.

Comparing Q3 2019 to Q3 2018. Operating income decreased $4.2 million, or 75%, from Q3 2018, driven by decreases of 6.1 MMBF, or 40%, in total harvest volume, and 27% in the weighted-average realized log price.

Comparing YTD 2019 to YTD 2018. Operating income decreased $1.8 million, or 11%, for the first nine months of 2019 from the first nine months of 2018, reflecting a 20% decrease in in the weighted-average log price which was partially offset by a 13.8 MMBF, or 34%, increase in total harvest volume. Cost of sales increased 42% due to increased harvest volume between the relative periods.

Revenue

Comparing Q3 2019 to Q2 2019. Log sale revenue in Q3 2019 decreased $8.6 million, or 63%, from Q2 2019, due to a 13.0 MMBF, or 59%, decrease in harvest volume and 10% decrease in the weighted-average realized log price. Other revenue increased by $86,000, or 17%, in Q3 2019 from Q2 2019 due primarily to an increase in mineral sale royalties from the Partnership’s tree farms.

Comparing Q3 2019 to Q3 2018. Log sale revenue in Q3 2019 decreased $6.5 million, or 56%, from Q3 2018, due to decreases of 6.1 MMBF, or 40%, in harvest volume and 27% in the weighted-average realized log price.

Comparing YTD 2019 to YTD 2018. Log sale revenue in the first nine months of 2019 increased by $2.2 million, or 7%, from the first nine months of 2018, due to a 34% increase in harvest volume, that was partially offset by a 20% decrease in the weighted-average realized log price. Other revenue decreased by $70,000, or 4%, driven by decreases in mineral sale royalties and revenue from miscellaneous forest products.

 Log Prices

Partnership Timber log prices for the quarters ended September 30, 2019, June 30, 2019, and September 30, 2018, and nine months ended September 30, 2019, and 2018, were as follows:

Average price realizations (per MBF)				Nine Months Ended
	Q3 2019	Q2 2019	Q3 2018	Sep-19	Sep-18
Partnership
Douglas-fir domestic	$630	$664	$791	$655	$822
Douglas-fir export	590	686	887	708	891
Whitewood domestic	533	486	669	519	603
Whitewood export	494	533	684	523	729
Cedar	974	997	1,150	985	1,329
Hardwood	605	546	749	611	724
Pulpwood	302	361	374	359	369
Overall log price	555	618	759	612	763

Comparing Q3 2019 to Q2 2019. Overall realized log prices in Q3 2019 were 10% lower than Q2 2019. Our overall average realized log price is influenced heavily by price movements for our two most prevalent species, Douglas-fir and whitewood, and the relative harvest volume mix of those two species. Realized Douglas-fir sawlog prices decreased by 5% for domestic sorts and by 14% for export sorts. Realized whitewood sawlog prices increased by 10% for domestic but decreased by 7% for export sorts. The increase in whitewood domestic log prices is due to a sort mix that contained higher quality logs sold to domestic markets that previously would have been diverted to the export market.

Comparing Q3 2019 to Q3 2018. From Q3 2018 to Q3 2019, our weighted-average realized log price decreased 27%. The supply-side response to the record-high log and lumber prices observed in the first half of 2018 resulted in over-supplied log yards in the second half of 2018, a condition that spilled over into 2019. Log prices have generally softened across all species and sorts in 2019 as demand for PNW logs has fallen due to excessive lumber inventories, forced curtailments among domestic lumber producers, and the reduction in log exports to China.

Comparing YTD 2019 to YTD 2018. Our weighted-average realized log price decreased by 20% during the first nine months of 2019, relative to the same period in 2018. Blended (domestic and export) Douglas-fir and whitewood realized log prices decreased 20% and 22%, respectively. Price changes for other species groups include: pulpwood (-3%), hardwood (-16%), and Cedar (-26%).

Log Volume

The Partnership harvested the following log volumes by species for the quarters ended September 30, 2019, June 30, 2019, and September 30, 2018, and the nine months ended September 30, 2019, and 2018:

Volume (in MMBF)							Nine Months Ended
	Q3 2019		Q2 2019		Q3 2018		Sep-19		Sep-18
Partnership
Douglas-fir domestic	4.6	50%	12.9	59%	9.3	61%	30.0	55%	25.0	62%
Douglas-fir export	0.2	2%	3.4	15%	2.7	18%	8.5	16%	5.3	14%
Whitewood domestic	1.2	13%	0.7	3%	0.5	3%	2.3	4%	1.0	2%
Whitewood export	0.3	3%	0.5	2%	0.2	1%	1.0	2%	1.0	2%
Cedar	0.3	3%	0.6	3%	0.3	2%	1.3	2%	1.0	2%
Hardwood	0.8	9%	0.7	3%	0.4	3%	2.7	5%	1.4	3%
Pulpwood	1.8	20%	3.4	15%	1.9	12%	9.0	16%	6.3	15%
Log sale volume	9.2	100%	22.2	100%	15.3	100%	54.8	100%	41.0	100%
Timber deed sale volume	—		—		—		—		—
Total volume	9.2		22.2		15.3		54.8		41.0

Comparing Q3 2019 to Q2 2019. Harvest volume decreased 13.0 MMBF, or 59%, in Q3 2019 from Q2 2019. The relative volume mix decreased by 22% for Douglas-fir and increased by 11% for both whitewoods and our minor species (i.e. cedar, hardwoods and pulpwood). The changes in the relative product mix reflect the composition of the units harvested in a specific period.

 Comparing Q3 2019 to Q3 2018. Harvest volume decreased 6.1 MMBF, or 40%, in Q3 2019 from Q3 2018. The lower Q3 2019 harvest volume relative to Q3 2018 reflects our decision to front-load planned harvest volume into the first half of 2019. The relative volume mix decreased 27% for Douglas-fir and increased 12% for whitewoods and 15% for our minor species (i.e. cedar, hardwoods, and pulpwood).

Comparing YTD 2019 to YTD 2018. Relative to the first nine months of 2018, YTD 2019 harvest volume increased by 13.8 MMBF, or 34%. This increase reflects a 10% rise in our annual sustainable harvest level at the beginning in 2019 and our decision to front-load harvest volume in 2019 in the face of weakening log markets. The relative volume mix was comparable between the two periods.

Cost of Sales

Cost of sales varies with harvest volume, and for the quarters ended September 30, 2019, June 30, 2019, and September 30, 2018, and the nine months ended September 30, 2019, and 2018, was as follows, with the first part of the table expressing these costs in total dollars and the second part of the table expressing those costs that are driven by volume on a per MBF basis:

(in thousands)				Nine Months Ended
	Q3 2019	Q2 2019	Q3 2018	Sep-19	Sep-18
Partnership
Harvest, haul, and tax	$2,353	$5,049	$3,915	$12,988	$9,156
Depletion	667	1,701	1,057	3,967	2,830
Other	12	61	4	76	10
Total cost of sales	$3,032	$6,811	$4,976	$17,031	$11,996

Amounts per MBF *
Harvest, haul, and tax	$256	$227	$256	$237	$223
Depletion	$73	$77	$69	$72	$69

*	Timber deed sale volumes are excluded in the per MBF computation for harvest, haul and tax costs but included in the per MBF computation for depletion.

Comparing Q3 2019 to Q2 2019. Cost of sales decreased $3.8 million, or 55%, in Q3 2019 from Q2 2019 due to a 59% decrease in harvest volume. On a per-MBF basis, the harvest, haul and tax rate increased by 13% due to the composition and location of specific harvest units, which contained more expensive cable-based logging units and longer haul distances in the current period.

Comparing Q3 2019 to Q3 2018. Cost of sales decreased $1.9 million, or 39%, in Q3 2019 from Q3 2018 due primarily to a 6.1 MMBF, or 40%, decrease in harvest volume.

Comparing YTD 2019 to YTD 2018. Year-to-date 2019 cost of sales increased $5.0 million, or 42%, relative to the same period in 2018, due primarily to a 34% increase in harvest volume. On a per-MBF basis, the harvest, haul and tax rate increased by 6% due to logging in more expensive cable-based units and longer average haul distances during the current year.
Operating Expenses

Operating expenses include the cost of maintaining existing roads and building temporary roads for harvesting, silviculture costs, and other management expenses. For the quarters ended September 30, 2019, June 30, 2019, and September 30, 2018, segment operating expenses were $1.3 million, $1.5 million, and $1.7 million, respectively, which is generally within the range that we have experienced over the last several years. The $264,000 decrease in operating expenses in Q3 2019 from Q2 2019 is attributable to lower management and roads expenses that were partially offset by higher silviculture expenses. The $415,000 decrease in operating expenses from Q3 2018 to Q3 2019 reflects lower road and management expenses, which were partially offset by higher silviculture expenses.

Year-to-date 2019 operating expenses decreased by $1.0 to $3.9 million from $4.9 million in 2018, due to lower management, roads and silviculture expenses.

Funds Timber

Funds Timber operating results for quarters ended September 30, 2019, June 30, 2019, and September 30, 2018, and nine months ended September 30, 2019, and 2018, were as follows:

				Nine Months Ended
	Q3 2019	Q2 2019	Q3 2018	Sep-19	Sep-18
Funds
Overall log price per MBF	$565	$585	$711	$592	$715
Total volume (MMBF)	16.7	20.3	18.9	50.8	60.6

(in thousands)
Log sale revenue	$9,638	$11,417	$11,353	$29,915	$29,356
Timber deed sale revenue	23	194	1,640	217	10,504
Other revenue	42	1,139	260	1,761	851
Total revenue	9,703	12,750	13,253	31,893	40,711
Cost of sales	(9,352)	(13,237)	(9,932)	(31,728)	(28,754)
Operating expenses - internal	(3,030)	(2,749)	(2,435)	(8,268)	(6,766)
Operating income (loss) - internal	(2,679)	(3,236)	886	(8,103)	5,191
Eliminations *	1,339	1,430	1,212	4,080	3,376
Operating income (loss) - external	$(1,340)	$(1,806)	$2,098	$(4,023)	$8,567
* Represents primarily management fees charged to the Funds and eliminated from operating expenses in consolidation. In the TIM segment, these fees are reflected as revenue, on an internal reporting basis, and eliminated in consolidation.

Operating Income

Comparing Q3 2019 to Q2 2019. Operating income increased by $466,000, or 26%, from Q2 2019, despite decreases of 18% in total volume and 3% in the weighted average realized log price between the periods. The reduced harvest volume, combined with a decline in the average depletion rate, led to a $3.9 million, or 29%, decrease in the cost of sales.

Comparing Q3 2019 to Q3 2018. Operating income declined $3.4 million, or 163%, from Q3 2018, driven primarily by a 12% decrease in total volume, a 21% lower average realized log prices, and a large decline in timber deed sales.

Comparing YTD 2019 to YTD 2018. Year-to-date operating income decreased $12.6 million, or 147%, from the first nine months of 2018. Log and timber deed sale revenue decreased by 24% due to a 16% reduction in total volume, a 17% decline in the weighted-average log price, and a 10% increase in cost of sales. The higher cost of sales is a result of a shift in the type of harvest volume with the current year consisting primarily of delivered log sales while the prior year harvest volumes consisted of 32% timber deed sales which are sold net of harvest and haul costs.

Revenue

Comparing Q3 2019 to Q2 2019. Total revenue in Q3 2019 was $3.0 million, or 24%, lower than Q2 2019 due to decreases of $1.8 million in delivered log sales and $1.3 million in other revenue. The lower log sale revenue was driven by decreases of 18% in delivered log volume and 3% in the weighted-average realized log price. The $1.3 million reduction in other revenue was driven primarily by decreases of $507,000 in commercial thinning, $286,000 in easement sales, $263,000 in fire-salvage timber sales, and $170,000 in timber deed sales.

Comparing Q3 2019 to Q3 2018. Total revenue in Q3 2019 declined $3.6 million, or 27%, from Q3 2018, driven by decreases of $1.7 million in delivered log sale revenue, $1.6 million in timber deed sale revenue, and $218,000 in other revenue. The decrease in delivered log sales and timber deed revenue was driven by a 21% lower weighted-average realized log price and a 12% reduction in total harvest volume. The $218,000 decrease in other revenue reflects primarily lower commercial thinning activity.

Comparing YTD 2019 to YTD 2018. Total revenue for the first nine months of 2019 decreased $8.8 million, or 22%, relative to the same period of 2018. This change was driven by a $10.3 million decrease in timber deed sales, and was only partially offset by increases of $559,000 in delivered log sales and $910,000 in other revenue. The increase in other revenue was driven by commercial thinning revenue and the salvage harvest of fire-damaged timber, for which there was no counterpart in the first nine months of 2018.

Log Prices

Funds Timber log prices for quarters ended September 30, 2019, June 30, 2019, and September 30, 2018, and the nine months ended September 30, 2019 and 2018, were as follows:

Average price realizations (per MBF)				Nine Months Ended
	Q3 2019	Q2 2019	Q3 2018	Sep-19	Sep-18
Funds
Douglas-fir domestic	$639	$639	$813	$643	$818
Douglas-fir export	671	702	874	708	899
Whitewood domestic	568	538	657	549	662
Whitewood export	461	555	683	548	706
Pine	434	433	565	433	543
Cedar	911	895	1,104	937	1,241
Hardwood	509	533	721	519	738
Pulpwood	275	356	354	332	366
Overall log price	565	585	711	592	715
Timber deed sales	123	645	570	123	539

Comparing Q3 2019 to Q2 2019. The weighted-average overall realized log price in Q3 2019 was 3% lower than Q2 2019 due to weakness in the export market to China and reduced demand from the domestic log market due to ample supply and reduced lumber take-away.

Comparing Q3 2019 to Q3 2018. The weighted-average realized log price decreased 21% from Q3 2018 to Q3 2019. Prices decreased across all species and sorts from Q3 2018 to Q3 2019.

Comparing YTD 2019 to YTD 2018. The weighted-average realized log price in the first nine months of 2019 declined 17% from the corresponding period in 2018. Prices decreased among all species and sorts during the period. Douglas-fir and whitewood volume-weighted blended (domestic and export) realized log prices decreased 22% and 18%, respectively. Price decreases for other species groups include: pine 20%, cedar 24%, hardwood 30%, and pulpwood 9%.

Log Volume

The Funds harvested the following log volumes by species for the quarters ended September 30, 2019, June 30, 2019, and September 30, 2018, and nine months ended September 30, 2019 and 2018:

Volume (in MMBF)							Nine Months Ended
	Q3 2019		Q2 2019		Q3 2018		Sep-19		Sep-18
Funds
Douglas-fir domestic	6.9	42%	8.5	42%	5.7	35%	22.8	45%	13.0	32%
Douglas-fir export	1.3	8%	3.3	16%	1.4	9%	7.5	14%	5.4	13%
Whitewood domestic	4.2	25%	3.4	16%	4.3	27%	9.0	17%	11.3	28%
Whitewood export	0.1	1%	0.9	5%	1.0	6%	1.3	3%	2.6	6%
Pine	1.8	11%	1.1	6%	1.7	11%	2.9	6%	2.7	7%
Cedar	0.1	1%	0.2	1%	0.2	1%	0.8	2%	0.6	1%
Hardwood	0.7	4%	0.3	2%	0.5	3%	1.3	3%	1.0	2%
Pulpwood	1.4	8%	2.3	12%	1.2	8%	5.0	10%	4.5	11%
Log sale volume	16.5	100%	20.0	100%	16.0	100%	50.6	100%	41.1	100%
Timber deed sale volume	0.2		0.3		2.9		0.2		19.5
Total volume	16.7		20.3		18.9		50.8		60.6

Comparing Q3 2019 to Q2 2019. Total volume from delivered log and timber deed sales decreased by 3.6 MMBF, or 18%, in Q3 2019 versus Q2 2019. The changes in relative product mix reflect the species composition of the units harvested.

 Comparing Q3 2019 to Q3 2018. Total volume from delivered log and timber deed sales decreased by 2.2 MMBF, or 12%, in Q3 2019 from Q3 2018. Delivered log sales in Q3 2019 increased by 0.5 MMBF, or 3%, relative to Q3 2018. Only 0.2 MMBF of volume was sold via timber deed sales in Q3 2019, which compares to 2.9 MMBF in Q3 2018. The changes in relative product mix reflect differences in the species composition of the units selected for harvest during the comparative quarters.

Comparing YTD 2019 to YTD 2018. Total volume from delivered log and timber deed sales during the first nine months of 2019 decreased by 9.8 MMBF, or 16%, relative to the same period of 2018. Only 0.2 MMBF of volume was sold via timber deed sales in the first nine months of 2019, which compares to 19.5 MMBF for the same period in 2018. The changes in relative product mix reflect an increase of 14% towards Douglas-fir volume and a 14% shift away from whitewood, which is indicative of the species composition of the harvest units.

Cost of Sales

Cost of sales vary with harvest volume. Because the Funds’ tree farms were acquired more recently than those of the Partnership, the depletion rates for the Funds’ tree farms are much higher than for the Partnership. For the quarters ended September 30, 2019, June 30, 2019, and September 30, 2018, and nine months ended September 30, 2019 and 2018, cost of sales were as follows, with the first part of the table expressing these costs in total dollars and the second part of the table expressing those costs that are driven by volume on a per MBF basis:

(in thousands)				Nine Months Ended
	Q3 2019	Q2 2019	Q3 2018	Sep-19	Sep-18
Funds
Harvest, haul, and tax	$4,674	$5,018	$3,913	$13,509	$10,354
Depletion	4,679	7,343	5,906	16,957	18,274
Other	(1)	876	113	1,262	126
Total cost of sales	$9,352	$13,237	$9,932	$31,728	$28,754

Amounts per MBF *
Harvest, haul, and tax	$283	$251	$245	$267	$252
Depletion	$280	$362	$312	$334	$302
* Timber deed sale volumes are excluded in the per MBF computation for harvest, haul, and tax costs but included in the per MBF computation for depletion.

Comparing Q3 2019 to Q2 2019. Cost of sales decreased $3.9 million, or 29%, in Q3 2019 from Q2 2019, due to a 18% decrease in harvest volume and a 23% decrease in the average per-MBF depletion rate. The depletion rate decreased as the mix of harvest volume from the Funds’ properties shifted to tree farms with lower depletion rates. The per-MBF harvest, haul, and tax rate increased 13% and reflects a higher proportion of steeper terrain that requires more expensive cable-logging systems and a longer average haul distance.

Comparing Q3 2019 to Q3 2018. Cost of sales decreased $580,000, or 6%, in Q3 2019 from Q3 2018, due to decreases of $1.2 million in depletion expense and $114,000 in other cost of sales, which were partially offset by a $761,000 rise in harvest, haul, and tax costs. The lower depletion expense reflects a 12% drop in total harvest volume and a 10% decrease in the average per-MBF depletion rate. The higher harvest, haul, and tax costs reflects 3% higher delivered log volume, for which we incur harvest and haul costs, as opposed to timber deed sales, for which we do not incur harvest and haul costs. The 16% rise in the per-MBF harvest, haul, and tax rate reflects a higher proportion of steeper terrain that requires more expensive cable-logging systems and longer average haul distance. The decline in the depletion rate reflects a shift in the mix of harvest volume to tree farms with relatively lower depletion rates.

Comparing YTD 2019 to YTD 2018. Cost of sales increased $3.0 million, or 10%, in the first nine months of 2019 relative to the same period in 2018, driven by a $3.2 million rise in harvest, haul, and tax costs and a $1.1 million increase in other cost of sales, which were partially offset by a $1.3 million decrease in depletion expense. The 6% increase in the per-MBF harvest, haul, and tax rate reflects a higher proportion of steeper terrain that requires more expensive cable-logging systems and a longer average haul distance. The 11% increase in the per-MBF depletion rate reflects a shift in the mix of harvest volume to tree farms with relatively higher depletion rates. The increase in other cost of sales during the first nine months of 2019 was driven by commercial thinning and the salvage harvest of fire-damaged timber, which had no counterparts during the same period of 2018.

Operating Expenses

Operating expenses include the cost of maintaining existing roads and building temporary roads for harvesting, silviculture costs, and other management expenses that include the asset and timberland management fees charged to the Funds. These fees, which are the source of revenue for our Timberland Investment Management segment (discussed below), are eliminated in consolidation, and amounted to $1.4 million, $1.5 million, and $1.2 million in Q3 2019, Q2 2019, and Q3 2018, respectively, and $4.2 million and $3.4 million for the first nine months of 2019 and 2018, respectively. After elimination of these fees, Fund operating expenses were $1.7 million, $1.3 million, and $1.2 million for Q3 2019, Q2 2019, and Q3 2018, respectively, and $4.2 million and $3.4 million for the first nine months of 2019 and 2018, respectively.

The $372,000 increase in operating expenses for Q3 2019 from Q2 2019 is attributable to increases of $421,000 in silviculture and $66,000 in road maintenance expenses, which were partially offset by a $115,000 decline in management expenses.

Operating expenses increased by $468,000 in Q3 2019 from Q3 2018. Cost increases included $267,000 for roads, and $199,000 for silviculture, due in part to operating expenses incurred on the Fund IV properties which were acquired in Q4 2018 and Q1 2019.

Operating expenses increased by $798,000 to $4.2 million during the first nine months of 2019 compared to $3.4 million for the same period in 2018, again due in large part to operating expenses incurred on the Fund IV properties which were acquired in Q4 2018 and Q1 2019. Specific increases include $604,000 in road and $231,000 in management expenses, which were partially offset by a $37,000 decrease in silviculture expenses.

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

				Nine Months Ended
	Q3 2019	Q2 2019	Q3 2018	Sep-19	Sep-18
Partnership's share of Funds
Total volume (MMBF)	2.2	2.2	2.0	6.2	7.4

(in thousands)
Log sale revenue	$1,324	$1,213	$1,161	$3,640	$3,459
Timber deed sale revenue	3	29	245	32	1,469
Other revenue	6	164	48	256	84

Cost of sales	(1,223)	(1,389)	(1,009)	(3,703)	(3,251)
Operating expenses - internal	(429)	(352)	(279)	(1,095)	(804)
Eliminations *	159	170	134	488	375
* Represents primarily the Partnership’s share of management fees charged to the Funds and eliminated from operating expenses in consolidation. In the TIM segment, these fees are reflected as revenue, on an internal reporting basis, and eliminated in consolidation.

Timberland Investment Management

The Timberland Investment Management (TIM) segment manages timberland portfolios on behalf of three private equity timber funds that own a combined 141,000 acres of commercial timberland in western Washington, northwestern Oregon, southwestern Oregon, and northern California as of September 30, 2019. Total assets under management are $545 million based on the most recent appraisals.

Fund Distributions and Fees Paid to the Partnership

Fund distributions are paid from available Fund cash, generated primarily from the harvest and sale of timber after paying all Fund expenses, management fees, and recurring capital costs. The Partnership received combined distributions from the Funds of $1.1 million and $1.6 million during the nine months ended September 30, 2019 and 2018, respectively.
The Partnership earned asset, investment, and timberland management fees from the Funds of $4.2 million and $3.4 million for the nine months ended September 30, 2019 and 2018, respectively. These fees, which represent a portion of the operating expenses in our Funds Timber segment (discussed above) are eliminated as the Funds are consolidated in our financial statements, as shown in the table below.
Revenue and Operating Loss

The fees earned from managing the Funds include a fixed component related to invested capital and acres owned, and a variable component related to harvest volume from the Funds’ tree farms.

Revenue and operating loss for the TIM segment for the quarters ended September 30, 2019 and 2018 were as follows:

	Quarter Ended
(in thousands, except invested capital, volume and acre data)	Sep-19	Sep-18
Revenue internal	$1,393	$1,212
Intersegment eliminations	(1,393)	(1,212)
Revenue external	$—	$—

Operating income internal	$128	$6
Intersegment eliminations	(1,322)	(1,061)
Operating loss external	$(1,194)	$(1,055)

Invested capital (in millions)	$407	$354
Acres owned by Funds	141,000	124,000
Harvest volume - Funds (MMBF), including timber deed sales	16.7	18.9

TIM generated management fee revenue of $1.4 million and $1.2 million from managing the Funds during Q3 2019 and Q3 2018, respectively. The increase in revenue resulted primarily from a rise in management fees associated with higher invested capital and acres owned following the acquisition of two properties by Fund IV since Q3 2018.

Operating expenses rose for the quarter ended September 30, 2019, versus the comparable period in 2018, totaling $1.2 million and $1.1 million, respectively, due to costs associated with managing the additional properties acquired by Fund IV.

Revenue and operating loss for the TIM segment for the nine months ended September 30, 2019 and 2018 were as follows:

	Nine Months Ended
(in thousands, except invested capital, volume and acre data)	Sep-19	Sep-18
Revenue internal	$4,235	$3,376
Intersegment eliminations	(4,235)	(3,376)
Revenue external	$—	$—

Operating income (loss) internal	$437	$39
Intersegment eliminations	(4,028)	(2,957)
Operating loss external	$(3,591)	$(2,918)

Invested capital (in millions)	$407	$354
Acres owned by Funds	141,000	124,000
Harvest volume - Funds (MMBF), including timber deed sales	50.8	60.6

TIM generated management fee revenue of $4.2 million and $3.4 million from managing the Funds for the nine months ended September 30, 2019 and 2018, respectively. The increase in fee revenue resulted from the acquisition of two tree farms by Fund IV since Q3 2018.

Operating expenses incurred by the TIM segment for the nine months ended September 30, 2019 and 2018 totaled $3.6 million and $2.9 million, respectively. The increase in operating expenses resulted primarily from the costs associated with managing the additional properties acquired by Fund IV.

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

Those properties that are for sale, under contract, and we expect to sell within the next 12 months, are classified on our balance sheet as a current asset under “Land Held for Sale”. The $384,000 amount currently in Land Held for Sale reflects a 122-acre residential parcel in Jefferson County, Washington that we expect to close in the fourth quarter of 2019.

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

Comparing Q3 2019 to Q3 2018. In Q3 2019, we closed on the sale of the final 65 residential lots from our Harbor Hill project in Gig Harbor, Washington for $12.0 million whereas in Q3 2018 we closed on the sale of a parcel with a preliminary plat for 110 single-family residential lots in Bremerton, Washington for $1.4 million and two lots in Kitsap County for a total of $600,000. Rental and other revenue decreased from $541,000 in Q3 2018 to $387,000 in Q3 2019 due primarily to a consulting project that finished in Q2 2019. Real Estate operating expenses were $1.4 million during Q3 2019 compared to $1.2 million in Q3 2018. The increase in 2019 is due to higher professional fees in connection with planning and development for properties and our share of losses from an unconsolidated Real Estate joint venture while it is in the process of securing tenants for its new apartment building on Bainbridge Island, Washington. These factors resulted in operating income of $2.3 million for Q3 2019 compared to an operating loss of $518,000 for Q3 2018.

Real Estate revenue and gross margin are summarized in the table below for the nine months ended September 30, 2019 and 2018:

(in thousands, except units sold and per unit amounts)
For the nine months ended:
Description	Revenue	Gross Margin	Units Sold		Revenue per unit	Gross Margin per unit
Residential	$12,795	$3,856	Lots:	72	177,708	53,556
Unimproved land	22	16	Acres:	3	7,333	5,333
Total land	12,817	3,872
Rentals and other	1,176	168
September 30, 2019 total	$13,993	$4,040

Development rights (CE)	$3,730	$3,485	Acres:	7,800	478	447
Residential land sales	2,126	539	Acres:	51	41,686	10,569
Unimproved land	125	104	Acres:	14	8,929	7,429
Total land	5,981	4,128
Rentals and other	1,268	227
September 30, 2018 total	$7,249	$4,355

Comparing YTD 2019 to YTD 2018. In addition to the third quarter transactions noted above, the first nine months of 2019 included a sale of seven residential rural lots for $770,000 and an undeveloped parcel for $22,000. In addition to the third quarter 2018 transactions noted above, the first nine months of 2018 included the sale of a conservation easement covering 7,800 acres of timberland for $3.7 million, as well as a residential lot and a parcel of undeveloped land for $276,000. As with the quarterly amounts, the year-to-date decrease in rental and other income was due to a consulting project that finished in Q2 2019. Excluding the $2.9 million Q2 2018 environmental remediation expense, Real Estate operating expenses were $3.4 million and $3.2 million for each of the first nine months of 2019 and 2018, respectively. The increase in 2019 is due to higher professional fees in connection with planning and development for properties and our share of losses from an unconsolidated Real Estate joint venture while it is in the process of securing tenants for its new apartment building on Bainbridge Island, Washington. These factors, combined with the $2.9 million environmental remediation expense in Q2 2018, resulted in operating income of $766,000 for the first nine months of 2019 compared to an operating loss of $1.8 million for the corresponding period of 2018. Excluding the $2.9 million environmental remediation expense, the Real Estate segment generated operating income of $1.1 million for the first nine months of 2018.

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
In February 2018, the Partnership and DOE entered into an agreed order with respect to the millsite under which the Partnership has performed a remedial investigation and feasibility study (RI/FS) and drafted a cleanup action plan, or CAP. As with the in-water portion of the project, the CAP defines the scope of the remediation activity for the millsite.

As disclosed previously, certain environmental laws allow state, federal, and tribal trustees (collectively, the Trustees) to bring suit against property owners to recover damages for injuries to natural resources. Like the liability that attaches to current property owners in the cleanup context, liability for natural resource damages (NRD) can attach to a property owner simply because an injury to natural resources resulted from releases of hazardous substances on that owner’s property, regardless of culpability for the release. In the case of Port Gamble, the Trustees are alleging that the Partnership has NRD liability because of known and alleged releases that occurred on its property. The Partnership has been in discussions with the Trustees regarding their claims and the alleged conditions in Port Gamble Bay, and has also been discussing restoration alternatives that might address the damages the Trustees allege. These discussions have progressed to the point where management has identified a short list of restoration projects that may resolve the Trustees’ NRD claims.

The RI/FS and CAP for the millsite will be reviewed by DOE prior to being finalized, and once approved and agreed by all parties, would ultimately be codified in a consent decree. For the NRD component of the project, discussions with the Trustees are continuing, and we expect those discussions will ultimately result in a settlement agreement. At present, we expect the CAP and consent decree for the millsite and the NRD settlement agreement to be finalized in in the first half of 2020. In both cases, it is reasonably possible that cost estimates could change as a result of changes to the millsite cleanup or the NRD restoration components of the liability, or both. We expect the millsite cleanup and NRD restoration projects to occur over the next two to three years.
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

General and Administrative (G&A)

G&A expenses were $3.2 million for the third quarter of 2019 compared to $1.9 million for the third quarter of 2018. G&A expenses increased to $6.8 million for the first nine months of 2019 from $5.0 million for the first nine months of 2018. The increase in G&A expenses is due to $1.7 million and $1.9 million of legal and professional fees for Q3 2019 and YTD 2019, respectively, related to the recently announced discussions regarding transactions that, if consummated, might result in a merger or acquisition of the Partnership as described under Recent Developments, above.

Interest Expense, Net

	Quarter ended September 30,		Nine Months Ended September 30,
(in thousands)	2019	2018	2019	2018
Interest income - Partnership	$1	$35	$2	$104
Interest expense - Partnership	(883)	(844)	(2,870)	(2,302)
Interest expense - Funds	(564)	(585)	(1,681)	(1,742)
Capitalized interest - Partnership	26	83	164	237
Interest expense, net	$(1,420)	$(1,311)	$(4,385)	$(3,703)

The decrease in interest income is due to interest on a note receivable that was repaid in the fourth quarter of 2018. The increase in interest expense is due to higher average debt balances in 2019 and higher interest rates on our variable-rate debt.
The Partnership’s and Fund III’s debt arrangements with Northwest Farm Credit Services (NWFCS) are included in the latter’s patronage program, which rebates a portion of interest paid in the prior year back to the borrower. This NWFCS patronage program is a feature common to most of this lender’s loan agreements. The patronage program reduced interest expense by $357,000 and $273,000 for Q3 2019 and Q3 2018, respectively, and by $1.0 million and $871,000 for the first nine months of 2019 and 2018, respectively. The increases in the patronage rebate are the result of higher debt balances and an increase in the patronage rebate percentage in the current year.
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

The Partnership and Funds recorded a consolidated income tax expense of $400,000 and $117,000 for Q3 2019 and Q3 2018, respectively, and expense of $435,000 and $243,000 for the first nine months of 2019 and 2018, respectively.

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

The Partnership’s debt at September 30, 2019, consists of mortgage debt with fixed and variable interest rate tranches and operating lines of credit with Northwest Farm Credit Services (NWFCS). The mortgage debt includes a $71.8 million long-term credit facility with NWFCS structured in ten tranches that mature from 2024 through 2036, as well as a $40.0 million delayed-draw facility under which the Partnership may borrow at any time through October 2023. The delayed-draw facility matures in October 2028 and $7.0 million was outstanding at September 30, 2019. The Partnership’s credit arrangements with NWFCS include an accordion feature under which the Partnership may borrow, subject to lender approval, up to an additional $50.0 million within either the long-term or delayed-draw facility. The Partnership has a $30.0 million operating line of credit that matures in October 2023, and had $11.9 million outstanding as of September 30, 2019. The operating line of credit carries a variable interest rate that is based on one-month LIBOR rate plus 1.6%. All of these facilities are collateralized by portions of the Partnership’s timberland. In addition, our commercial office building in Poulsbo, Washington is collateral for a $2.2 million amortizing loan from NWFCS that matures in 2023.

These debt agreements contain covenants that are measured either quarterly or annually, consisting of the following:

•	a maximum debt-to-total-capitalization ratio of 30%, with total capitalization calculated using fair market (vs. carrying) value of timberland, roads and timber; and

•	a maximum loan-to-appraised value of timberland collateral of 50%.

The Partnership is in compliance with these covenants as of September 30, 2019, and expects to remain in compliance for at least the next twelve months.

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

Fund II’s mortgage contains a requirement to maintain a loan-to-value ratio of less than 50%, with the denominator defined as fair market value. Fund III’s mortgage contains covenants, measured annually, that require Fund III to maintain an interest coverage ratio of 1.5:1, maintain working capital of $500,000, and not exceed a debt-to-appraised value of collateral of 50%. Fund II and Fund III are in compliance with these covenants as of September 30, 2019, and we expect they will remain in compliance for at least the next twelve months.

The $3.4 million decrease in cash and restricted cash generated for the nine months ended September 30, 2019 compared to September 30, 2018 is explained in the following table:

	Nine Months Ended September 30,
(in thousands)	2019	Change	2018
Cash provided by operating activities	$27,342	$(2,592)	$29,934

Investing activities
Reforestation and roads	(2,164)	370	(2,534)
Capital expenditures	(419)	152	(571)
Proceeds from sale of property and equipment	142	132	10
Proceeds from insurance recovery	365	365	—
Deposit for acquisition of timberland - Partnership	(4)	(4)	—
Acquisition of timberland - Partnership	(739)	5,616	(6,355)
Acquisition of timberland - Funds	(19,344)	89,020	(108,364)
Cash used in investing activities	(22,163)	95,651	(117,814)
Financing activities
Line of credit borrowings	14,786	(12,514)	27,300
Line of credit repayments	(19,286)	(11,486)	(7,800)
Repayment of long-term debt	(95)	(3)	(92)
Proceeds from issuance of long-term debt	3,000	3,000	—
Debt issuances costs	(61)	(61)	—
Units issued under distribution reinvestment plan	42	(86)	128
Unit repurchases	(863)	76	(939)
Proceeds from preferred stock issuance - ORM Timber Funds	125	125	—
Payroll taxes paid upon unit net settlements	(79)	23	(102)
Loss on early extinguishment of debt	(64)	(64)	—
Cash distributions to unitholders	(13,080)	(3,489)	(9,591)
Cash distributions from Real Estate joint venture	136	136	—
Cash distributions to fund investors, net of distributions to Partnership	(8,265)	2,952	(11,217)
Capital call - ORM Timber Funds, net of Partnership contribution	17,259	(75,021)	92,280
Cash provided by (used in) financing activities	(6,445)	(96,412)	89,967
Net increase (decrease) in cash and restricted cash	$(1,266)	$(3,353)	$2,087

The decrease in cash provided by operating activities of $2.6 million resulted primarily from a 19% decrease in average log price realizations, increased per MBF production costs, and higher Real Estate project expenditures of $1.0 million, offset partially by a 4%increase in total volume and greater Real Estate development sales in 2019.

Cash used in investing activities during 2019 decreased by $95.7 million compared to 2018 due primarily to the acquisition of two larger tree farms by the Fund IV in January 2018 and small-tract timberland acquisitions by the Partnership in Q1 2018 versus only one small tree farm acquisition by Fund IV in January 2019.

Cash provided by financing activities decreased in the current year by $96.4 million due primarily to lower capital calls for Fund IV’s tree farm acquisitions and lower net borrowings under credit facilities.

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

Capital Expenditures and Commitments

Capital expenditures, excluding timberland acquisitions, for the full year 2019 are projected to be approximately $6.2 million. The following table presents our capital expenditures by major category on a year-to-date basis and what we expect for the remainder of the year:

		2019
	Sept 30 YTD	Remainder of Year	Total
in millions
Harbor Hill project development	$2.5	$—	$2.5
Reforestation and roads - Partnership	0.9	0.2	1.1
Reforestation and roads - Funds	1.3	0.5	1.8
Other Real Estate development projects	0.1	0.2	0.3
Other	0.4	0.1	0.5
	$5.2	$1.0	$6.2

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The consolidated fixed-rate debt outstanding had a fair value of approximately $134.4 million and $126.3 million at September 30, 2019 and December 31, 2018, respectively, based on the prevailing interest rates for similar financial instruments. A change in interest rates will affect the fair value of fixed-rate debt, whereas a change in interest rates on variable-rate debt will affect interest expense and cash flows. A hypothetical 1% change in prevailing interest rates would change the fair value of fixed-rate long-term debt obligations by $4.0 million and result in a $249,000 change in annual interest expense for our variable-rate debt. We are not subject to material foreign currency risk, derivative risk, or similar uncertainties.

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

In 2015, the Partnership filed a lawsuit seeking coverage under the Partnership’s insurance policies at the time it acquired the Port Gamble site from Pope & Talbot (P&T). Pursuant to an order from P&T’s bankruptcy court, the Partnership later amended its complaint to add claims against P&T and P&T’s historical liability insurers. The Partnership is seeking to obtain a judgment against P&T and to enforce that judgment against any applicable insurance coverage available through P&T’s carriers. The litigation is currently pending in King County Superior Court, although the defendant insurers are currently pursuing an interlocutory appeal of a recent key ruling by the trial court in the Partnership’s favor.

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

Risks Relating to Our Operations

Although we have disclosed that we are considering one or more possible strategic transactions, we cannot offer assurances as to whether or when any such transaction might be consummated or, if so, at what price. On November 5, 2019, we announced that we are in discussions with parties regarding a potential transaction that, if consummated, might result in a merger of the Partnership or an acquisition of the Partnership’s equity interests. As of the date of this Report, we have not entered into a definitive agreement with any parties regarding any such transaction, and we can offer no assurances that any such agreement can be negotiated, executed and delivered. Any such transaction would require the approval of our managing general partner and our limited partners, and would be subject to other closing conditions, and we can offer no certainty as to whether such a transaction could be consummated even if such an agreement is entered into and announced. Similarly, we cannot offer assurances as to the price or other terms, economic and otherwise, of any such transaction, nor can we predict the timing by which any such transaction could be announced or completed. Announcements of this nature are likely to spur an increase in the volatility of the trading price of our units, and if we later announce that we have abandoned or been unable to enter into such an agreement, the price of our limited partner units and the related depositary receipts can be expected to decline, in some cases precipitously. Further, these discussions tend to create distractions for management, and particularly during times of economic or market uncertainty such as those described in this report and in the coming quarters, these distractions can have a more pronounced effect than usual on our management team.

We have incurred, and we expect to continue incurring, higher than normal general and administrative expenses. The discussions of a possible strategic transaction described in the preceding paragraph and elsewhere in this Report have resulted in a higher than normal level of general and administrative expenses associated primarily with the fees of attorneys, financial advisors, accountants, and other professionals whose advice is required in connection with these matters. These fees and expenses affect both our net income and our working capital, and we expect these fees and other transaction costs to remain at an elevated level until a transaction is consummated or until our board of directors determines that we should discontinue further discussions. Further, the announcement that we have abandoned a discussion of strategic transactions or that we have entered into a definitive agreement respecting such a transaction may increase our risk of litigation from security holders, the effect of which would (in either instance) result in further legal fees as we respond to any such allegations. These fees and expenses may have a material adverse effect upon our reported results of operations and financial condition.

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

Management continues to monitor the Port Gamble cleanup processes closely. The $8.6 million remediation accrual as of September 30, 2019, represents our current estimate of the remaining cleanup cost and most likely outcome to various contingencies, though it is reasonably possible that the millsite cleanup and NRD components of the liability may increase. These estimates are predicated upon a variety of factors, including the actual amount of the ultimate cleanup costs. The liability is based upon a number of estimates and judgments that are subject to change as the project progresses. The filing of the CDs limits our legal exposure for matters covered by the decree, but does not eliminate it entirely. DOE reserves the right to reopen the CDs if new information regarding factors previously unknown to the agency requires further remedial action. While unlikely, a reopening of the CDs may result in adverse financial impacts and may have the effect of distracting management and other key personnel from the day to day operation of our business. These factors, alone or in combination with other challenges, may have a material adverse effect upon our assets, income, cash flow, and operations.

Our leverage may give rise to additional risks. The Partnership’s total outstanding debt was $92.9 million at September 30, 2019, of which $24.9 million bears interest at variable rates, with the remaining balance at fixed rates. The Funds’ total debt outstanding was $57.4 million at September 30, 2019, all of which bears interest at fixed rates. This debt, particularly that portion that carries variable interest rates, exposes us to certain additional risks, including higher interest expense as interest rates have increased recently and may continue to increase in coming periods. In addition, generally speaking, an increase in our indebtedness may limit our ability to defer timber harvests and potentially restricts our flexibility to take advantage of other investment opportunities that might otherwise benefit our business. In extreme cases, we could be placed in a position in which we default under one or more of our credit arrangements, which could require us to pledge additional portions of our timberland as collateral for our indebtedness or which might require us to take other actions or expose us to other remedies that could have a material adverse effect upon our assets, operations, or business.

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

We have incurred, and may continue to incur, expenses relating to a recently announced activism campaign from one of our unitholders. As previously disclosed, certain individuals purporting to be assignees of more than 5% of our outstanding limited partner units have filed and subsequently amended a beneficial ownership report on Schedule 13D. These reporting persons have contended in their public filings and in other communications with partners, unitholders and others that the Partnership is “materially undervalued in the marketplace” by virtue of its governance structure and have expressed a lack of confidence in the Partnership and its board of directors. Some of these contentions have been reported in the news media, and we have information that leads us to believe that these individuals are communicating with other unitholders in an effort to increase pressure on management to change the Partnership’s strategic directions through a variety of means, and that suggests that they intend to continue doing so. We do not expect these reporting persons to cease their activities given our announcement that we are considering a transaction, and in fact their communications may intensify.

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

Further, activism campaigns such as this one may make it more difficult to come to mutually agreeable terms with a prospective acquiror because of the perception of increased litigation risk or the potential for an activist to increase the consummation risk of a transaction. We can offer no assurances as to the response, if any, of these reporting persons to our communications regarding such a transaction, nor can we be certain that other current or future investors will not take other actions that may increase these risks.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) - (e) None

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

Period	(a) Total Number of Units Purchased	(b) Average Price Paid per Unit	(c) Total Number of Units Purchased as Part of Publicly Announced Plans or Programs (1)	(d) Maximum Approximate Dollar Value of Units that May Yet Be Purchased Under the Plans or Programs

July 2019	2,343	$70.80	2,343	$1,168,000
August 2019	445	$70.17	445	$1,137,000
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

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 6, 2019.

POPE RESOURCES,
A Delaware Limited Partnership

By:	POPE MGP, Inc.
Managing General Partner

By: /s/ Thomas M. Ringo
Thomas M. Ringo
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Daemon P. Repp
Daemon P. Repp
Vice President and Chief Financial Officer
(Principal Financial Officer)

By: /s/ Sean M. Tallarico
Sean M. Tallarico
Controller
(Principal Accounting Officer)