Form 10-K
period 2019-12-31
POPE RESOURCES LTD PARTNERSHIP
filed 2020-02-28
CIK 784011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark one)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2019
or
☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. For the transition period from to________

Commission File No. 1-9035
Pope Resources, A Delaware Limited Partnership
(Exact name of registrant as specified in its charter)

Delaware (State of Organization)	91-1313292 (IRS Employer I.D. No.)

19950 Seventh Avenue NE, Suite 200, Poulsbo, WA 98370
(Address of principal executive offices, Zip Code)
Registrant’s telephone number, including area code: (360) 697-6626
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Depositary Receipts (Units)	POPE	NASDAQ
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
Indicate by check mark whether the registrant is a shell company (as defined in rule 12b-2 of the Act). Yes ☐  No ☒
At June 30, 2019, the aggregate market value of the non-voting equity units of the registrant held by non-affiliates was approximately $225,812,479
The number of the registrant’s limited partnership units outstanding as of February 14, 2020 was 4,367,215.
Documents incorporated by reference: None

Pope Resources, A Delaware Limited Partnership
Form 10-K
For the Fiscal Year Ended December 31, 2019

PART I

Item 1.   BUSINESS

OVERVIEW

Pope Resources, a Delaware Limited Partnership was formed in 1985 as a result of the spinoff of certain timberlands and development properties from Pope & Talbot, Inc. We currently operate in four primary business segments: (1) Partnership Timber, (2) Funds Timber, (3) Timberland Investment Management, and (4) Real Estate. Operations in our two timber segments consist of growing, managing, harvesting, and marketing timber from the Partnership’s 119,000 acres of direct timberland ownership, plus another 3,500 acres under timber deeds, in Washington (Partnership Timber) and our private equity timber funds’ 141,000 acres of timberland in Washington, Oregon, and California that we co-own with our third-party investors (Funds Timber). Our Timberland Investment Management segment is engaged in organizing and managing private equity timber funds using capital invested by third parties and the Partnership. Our Real Estate segment’s operations are focused on a portfolio of approximately 1,500 acres in the west Puget Sound region of Washington, most of which are legacy timberlands that have become suitable as development property owing to the expansion of the Puget Sound metropolitan and suburban areas. This segment’s activities consist of efforts to enhance the value of our land by obtaining the entitlements and, in some cases, building the infrastructure necessary to enable further development, and then selling those properties, ordinarily to commercial and residential developers. Recently, we have acquired and developed a small number of other properties for sale, either on our own or by partnering with other experienced real estate developers. Our Real Estate operations also include ownership and management of certain commercial properties, including Port Gamble, Washington, now an historic town. Port Gamble was established by Pope & Talbot in 1853 and was operated as a company town for over 165 years and served as the location for a lumber mill for most of that time.

When we refer to the “Partnership,” the “Company,” “we,” “us,” or “our,” we mean Pope Resources, A Delaware Limited Partnership and its consolidated subsidiaries. In some contexts, particularly with respect to our co-investment in our private equity timber funds, “Partnership” may refer to Pope Resources and its wholly-owned subsidiaries, exclusive of the timber funds. References to notes to the financial statements refer to the Notes to the Consolidated Financial Statements of Pope Resources, A Delaware Limited Partnership, included in Item 8 of this report. Statements of intention, belief, or expectation reflect intent, beliefs and expectations of our management and the Board of Directors of our managing general partner as of the date of this report, based on information known to them as of that date. Readers should not place undue reliance on these statements, as they are, in large part, an attempt to predict future outcomes and events. The section of this report entitled “Item 1A: Risk Factors” contains a list of known factors that may cause us to fall short of our expectations or to deviate from the plans discussed herein.

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

RECENT DEVELOPMENTS

On January 15, 2020, we announced that we had entered into an Agreement and Plan of Merger dated January 14, 2020 (the “Merger Agreement”) with Rayonier, Inc., a North Carolina corporation (“Rayonier”), Rayonier Operating Company LLC, a Delaware limited liability company (“OpCo”), Pacific GP Merger Sub I, LLC, a Delaware limited liability company and a wholly owned subsidiary of Rayonier (“Merger Sub 1”), Pacific GP Merger Sub II, LLC, a Delaware limited liability company and a wholly owned subsidiary of Rayonier (“Merger Sub 2”), Pacific LP Merger Sub III, LLC, a Delaware limited liability company and a wholly owned subsidiary of OpCo (“Merger Sub 3”), and our general partners, Pope EGP, Inc., a Delaware corporation (“EGP”), and Pope MGP, Inc., a Delaware corporation and the managing general partner of the Partnership (“MGP” and together with EGP, the “General Partners”).
The Merger Agreement provides that upon the satisfaction of certain conditions prescribed in the Merger Agreement and summarized below, (i) MGP will merge with and into Merger Sub 1, with Merger Sub 1 as the surviving corporation (“MGP Merger”); (ii) EGP will merge with and into Merger Sub 2, with Merger Sub 2 as the surviving corporation (“EGP Merger” and together with the MGP Merger, the “GP Mergers”); and (iii) Merger Sub 3 will merge with and into the

Partnership, with the Partnership as the surviving entity (“Partnership Merger” and together with the GP Mergers, the “Mergers”). Upon consummation of the Partnership Merger, holders of our limited partner units (other than those held by Rayonier and certain of their respective affiliates) will be entitled to receive, for each unit they hold, merger consideration consisting of (i) 3.929 common shares of Rayonier common stock, (ii) 3.929 OpCo units, or (iii) $125 in cash. Elections will be subject to proration to ensure that the aggregate amount of cash, on the one hand, and Rayonier common stock and Rayonier operating partnership units, on the other hand, that are issued in the merger would be equal to the amounts issued as if each of our units received $37.50 in cash and 2.751 Rayonier common shares or Rayonier operating partnership units. If elections for the Rayonier common shares and OpCo units are oversubscribed, then to reduce the effect of proration Rayonier can, in its discretion, add additional equity (and decrease the amount of cash) payable to our unitholders who elect to receive those securities. Restricted units issued under our equity incentive plan that are unvested and outstanding at the effective time will be exchanged for restricted Rayonier common shares having terms and vesting schedules substantially equivalent to the restricted units for which exchanged. The Merger Agreement also provides for Rayonier to acquire the general partner entities of the Partnership, Pope MGP, Inc. and Pope EGP, Inc. (collectively, the “GP Entities”), for consideration consisting of $10 million of cash (excluding the Partnership units and certain other assets owned by the GP Entities, all of which will be distributed to the shareholders of the GP Entities immediately prior to closing).
Based on Rayonier’s then 10-day volume-weighted average price, the transaction valued our units, in the aggregate, at $554 million, or $126.91 per Partnership Unit (assuming 70% of our units are exchanged for equity consideration and 30% are exchanged for cash consideration). Readers are cautioned, however, that because the exchange ratios are fixed, the actual value holders of Partnership Units would receive upon consummation of the Partnership Merger may be more or less than the foregoing values.
After the Mergers are completed, and subject to a 60-day notice period and certain other conditions, the units representing partnership interests in Rayonier Operating Partnership LP (the “OpCo Units”) will be convertible into cash based on the market price of Rayonier’s common shares, or, at the election of Rayonier, exchanged for Rayonier common shares (“Rayonier Shares”) on a 1:1 basis. The terms and conditions of the OpCo Units, including the requirements for a redemption thereof, will be set forth in an Amended and Restated Limited Partnership Agreement of OpCo that will be adopted prior to the Mergers. The OpCo Units and the Rayonier Shares will be registered on a Registration Statement on Form S-4 to be filed and declared effective under the Securities Act and are tradeable separate and apart from the Rayonier Shares. The Rayonier Shares are traded on the New York Stock Exchange under the symbol “RYN.” The OpCo Units will not be listed on a securities exchange and there will be no market for OpCo Units other than by way of a redemption and exchange for Rayonier Shares.
Completion of the Mergers is subject to the satisfaction (or waiver, if permissible under applicable law) of customary closing conditions, including the approval of the holders of a majority of the outstanding Partnership Units. The approval measures set forth above is referred to herein as the “Unitholder Approval.”
The Merger Agreement contains representations, warranties and covenants of the parties that we believe are customary for a transaction of this nature. Among other things, the parties have agreed to use reasonable best efforts to promptly take all actions necessary to obtain all necessary approvals applicable to the Mergers, and to forbear from taking any actions that would result in certain adverse tax treatment or that would reasonably be expected to adversely affect Rayonier’s ability to obtain approval under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. The Merger Agreement also requires the parties to take any of the following measures if necessary to obtain antitrust approvals, subject to certain terms and conditions: (i) take or commit to take any action that limits their respective freedom of action with respect to, or their ability to retain, any property, assets or businesses, and (ii) initiate or defend against any lawsuit, action or proceeding, judicial or administrative, challenging the Merger Agreement or the Mergers.
Until the earlier of the termination of the Merger Agreement or the consummation of the Mergers, we have agreed to operate our business in the ordinary course consistent with past practice. We also have agreed to certain other operating covenants, some of which require us to refrain from taking certain specified actions prior to the consummation of the Mergers. We also agreed to convene and hold a meeting for the purpose of obtaining the Unitholder Approval. In addition, the Merger Agreement requires that, subject to certain exceptions, our board of directors (the “Board”) recommend that our unitholders approve the Merger Agreement and the Mergers. In addition, the Partnership and each of the General Partners agreed to terminate discussions with other parties relating to a business combination, and to refrain from initiating, soliciting or, subject to certain conditions, knowingly encouraging or facilitating takeover proposals from third parties. Notwithstanding these restrictions, prior to the receipt of the Unitholder Approval, we may under certain circumstances and in compliance with certain obligations provide non-public information to and participate in discussions or negotiations with third parties with respect to unsolicited alternative takeover proposals. Prior to obtaining the Unitholder Approval, the Board may change its recommendation that the unitholders approve the Merger Agreement and the Partnership Merger under certain specified circumstances in response to a Superior Proposal (as defined in the Merger Agreement) or the occurrence of an Intervening

Event (as defined in the Merger Agreement), subject to complying with notice and other specified conditions, including giving Rayonier the opportunity to propose revisions to the terms of the Merger Agreement during a period following such notice.
The Merger Agreement contains certain termination rights for the Partnership and Rayonier, including, among others, the right of Rayonier to terminate the Merger Agreement as a result of the Board changing its recommendation with respect to the Merger Agreement and the Mergers. The Merger Agreement provides that in the event of a termination under specified circumstances, including the one described above, the Partnership will be required to pay Rayonier a termination fee of $20 million.
Voting Agreements
On January 14, 2020, in connection with the execution of the Merger Agreement, Rayonier entered into voting and support agreements (the “Voting Agreements”) with Gordon P. Andrews and certain entities related to him, and Maria M. Pope and certain entities related to her, which collectively beneficially own approximately 16% of the outstanding Partnership Units. The Voting Agreements require, subject to the terms and conditions thereof, their respective signatories to vote their Partnership Units in favor of the Merger Agreement and the Transactions. The Voting Agreements were filed as Exhibits 1.2 and 1.3 to the original filing of a Current Report on Form 8-K filed on January 15, 2020, and are incorporated by reference herein.
Further Information
The summaries of the Merger Agreement and the Voting Agreements set forth above are not complete and are qualified in their entirety by reference to the definitive agreements, each of which is incorporated by reference herein. Each of those agreements is filed as an exhibit to a Current Report on Form 8-K (filed as definitive additional proxy solicitation material) dated January 15, 2020, as amended on January 17, 2020. The descriptions above are intended to facilitate a general understanding of the Merger and the related transactions, but readers seeking a complete description of the binding obligations relating to the Merger Agreement should review the transaction documents as so filed.

DESCRIPTION OF BUSINESS SEGMENTS

Partnership Timber and Funds Timber

Background. The 119,000 timberland acres that we own, plus another 3,500 acres under timber deeds, under the Partnership Timber segment consist of the approximately 66,000-acre Hood Canal tree farm, located in western Washington, and the 53,000-acre Columbia tree farm located in southwest Washington. The Hood Canal and Columbia tree farms are the Partnership’s core holdings, and we manage them as a single operating unit for planning harvest volumes. When we refer to these two tree farms, we will describe them as the “Partnership’s tree farms.” We have owned the Hood Canal tree farm, substantially as currently comprised, since our formation in 1985. We acquired the bulk of the Columbia tree farm in 2001, a smaller block in 2004, added over 8,000 acres to this tree farm in 2016, and over 1,000 acres in each of 2017 and 2018.

The Funds Timber segment includes the operations and management of ORM Timber Fund II (Fund II), ORM Timber Fund III (Fund III), and ORM Timber Fund IV (Fund IV), which are consolidated into Pope Resources’ financial statements. When referring to all the Funds collectively, depending on context, we use the designations “Fund” or “Funds” interchangeably. The Partnership holds ownership interests of 20% in Fund II, 5% in Fund III, and 15% in Fund IV. The Funds’ assets at December 31, 2019, consist of 141,000 acres of timberland as outlined in the table below:

Fund	Acquisition Date	Location	Acres (in thousands)
Fund II	Q4 2009	Northwestern Oregon	5
	Q3 2010	Western Washington	13
	Q3 2010	Northwestern Oregon	13
		Fund II total	31
Fund III	Q4 2012	Northern California	19
	Q4 2013	Southwestern Washington	10
	Q4 2014	Northwestern Oregon	13
	Q4 2015	Southern Puget Sound Washington	15
		Fund III total	57
Fund IV	Q1 2018	Southwestern Oregon	20
	Q1 2018	Southern Puget Sound Washington	17
	Q4 2018	Southern Puget Sound Washington	9
	Q1 2019	Western Washington	7
		Fund IV total	53
		Funds total	141

When referring to the Partnership and Fund tree farms together we refer to them as the “Combined tree farms”. When referring to the combination of the Partnership’s tree farms and its 20%, 5%, and 15% ownership interest in Fund II, Fund III, and Fund IV, respectively, with respect to certain information about our aggregate ownership of timberlands and inventory, we will refer to the sums as “Look-through” totals.

Operations. As indicated above, operations in these two segments consist primarily of growing, managing, harvesting, and marketing timber from multiple tree farms owned by the Partnership and the Funds. These segments generated the following percentage of our consolidated revenue for the years ended December 31, 2019, 2018, and 2017:

	2019	2018	2017

Partnership Timber	36%	44%	40%
Funds Timber	44%	48%	34%

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

Partnership Timber merchantable available volume (in MMBF) as of December 31:
	2019			2018
Merch Class	Sawtimber	Pulpwood	Total	Total
35 to 39 yrs.	289	15	304	307
40 to 44 yrs.	92	3	95	97
45 to 49 yrs.	14	1	15	15
50 to 54 yrs.	7	—	7	9
55 to 59 yrs.	1	—	1	5
60 to 64 yrs.	4	1	5	1
65+ yrs.	18	1	19	23
	425	21	446	457

Funds Timber merchantable available volume (in MMBF) as of December 31:
	2019			2018
Merch Class	Sawtimber	Pulpwood	Total	Total
35 to 39 yrs.	102	5	107	112
40 to 44 yrs.	66	2	68	75
45 to 49 yrs.	84	3	87	91
50 to 54 yrs.	47	2	49	56
55 to 59 yrs.	49	1	50	43
60 to 64 yrs.	28	1	29	38
65+ yrs.	105	1	106	87
16+ inches	168	—	168	161
	649	15	664	663

Look-through merchantable available volume (in MMBF) as of December 31:
	2019 Volume			2018 Volume
	Partnership		Look-	Partnership		Look-
	100%	Share of	through	100%	Share of	through
Merch Class	Owned	Funds	Total	Owned	Funds	Total
35 to 39 yrs.	304	13	317	307	14	321
40 to 44 yrs.	95	10	105	97	11	108
45 to 49 yrs.	15	13	28	15	14	29
50 to 54 yrs.	7	8	15	9	9	18
55 to 59 yrs.	1	8	9	5	7	12
60 to 64 yrs.	5	5	10	1	6	7
65+ yrs.	19	15	34	23	12	35
16+ inches	—	8	8	—	8	8
	446	80	526	457	81	538

 Merchantable volume estimates are updated quarterly. Changes in merchantable volume estimates reflect depletion of harvested timber, growth of standing timber, transitions of timber stands from pre-merchantable to merchantable, revised estimates of acres available for harvest, timber inventory measurement (cruising) updates, and timberland acquisition and disposition activity. A portion of each tree farm’s timber stands is physically measured or re-measured each year using a statistical sampling process called “cruising”. Stands with actual volume are generally cruised every seven years. The comparison of actual volume harvested to the volume carried in our inventory system is referred to as a “cutout analysis”; a quarterly analysis used to monitor the accuracy of our inventory process. Over the last five years, our overall inventory variances from the cutout analysis have been up to approximately 8% in any one year, but have averaged about 6% in the aggregate over that time frame.

The dominant timber species on the Partnership’s tree farms is Douglas-fir, which has unique growth and structural characteristics that make it generally preferable to other softwoods for producing construction-grade lumber and plywood. A secondary softwood conifer species on the Partnership’s tree farms is western hemlock, which is similar in color and structural characteristics to several other minor softwood conifer timber species, including the true firs. These secondary species are referred to generically as “whitewoods”. Western red cedar is another softwood conifer species found on the Partnership’s tree farms. Western red cedar is used in siding, fencing, and decking applications. Hardwood species on the Partnership’s tree farms include primarily red alder and smaller volumes of other hardwood species.

The merchantable timber inventory on Fund properties contains a greater proportion of whitewoods than do the Partnership’s timberlands. The most significant contributor to the Funds’ whitewood volume is from white fir on Fund III’s tree farm in northern California. White fir is a member of the whitewood species group and is used primarily for lumber and core layers in plywood. Given that the Partnership holds only a 5% ownership interest in Fund III, on a Look-through basis the Funds contribute a more equally-weighted species mix between Douglas-fir and whitewoods.

Partnership Timber merchantable available volume as of December 31:

	2019		2018
Species	MMBF	% of Total	MMBF	% of Total
Douglas-fir	358	80%	360	79%
Western hemlock	31	7%	33	7%
Western red cedar	8	2%	10	2%
Other conifer	21	5%	21	5%
Red alder	24	5%	28	6%
Other hardwood	4	1%	5	1%
Total	446	100%	457	100%

Funds Timber merchantable available volume as of December 31:

	2019		2018
Species	MMBF	% of Total	MMBF	% of Total
Douglas-fir	319	49%	327	50%
Western hemlock	106	16%	105	16%
Western red cedar	15	2%	15	2%
Pine	60	9%	59	9%
Other conifer	145	22%	139	21%
Red alder	17	3%	15	2%
Other hardwood	2	—%	3	—%
Total	664	101%	663	100%

Look-through merchantable available volume (in MMBF) as of December 31, 2019:

	Partnership		Look-
	100%	Share of	through
Species	Owned	Funds	Total	% of total
Douglas-fir	358	46	404	76%
Western hemlock	31	14	45	9%
Western red cedar	8	2	10	2%
Pine	—	4	4	1%
Other conifer	21	12	33	6%
Red alder	24	3	27	5%
Other hardwood	4	—	4	1%
Total	446	81	527	100%

Look-through merchantable available volume (in MMBF) as of December 31, 2018:

	Partnership		Look-
	100%	Share of	through
Species	Owned	Funds	Total	% of total
Douglas-fir	360	47	407	75%
Western hemlock	33	15	48	9%
Western red cedar	10	2	12	2%
Pine	—	4	4	1%
Other conifer	21	11	32	6%
Red alder	28	2	30	6%
Other hardwood	5	—	5	1%
Total	457	81	538	100%

The Partnership’s tree farms as of December 31, 2019, consist of 103,200 available acres (including timber deeds), representing 83% of total acres, that are designated as available acres, meaning land that will grow timber where harvesting that timber is not constrained by physical, environmental, or regulatory restrictions. The Funds’ tree farms as of December 31, 2019, totaled 120,400 available acres, representing 86% of total acres. On a Look-through basis, this results in 117,600 available acres, of which over 22% contain merchantable timber. In addition, another 21% of the Look-through productive acres are in the 25-34 age classes, much of which will begin moving from pre-merchantable to merchantable timber volume over the next five to ten years. There is no age-class associated with the California tree farm because of the historic uneven-aged management regime, resulting in stands that contain timber with multiple ages. Productive acres for our California tree farm are shown in the following tables under the heading “California”.

Productive acres are spread by timber age-class as follows as of December 31, 2019 and 2018:

	Productive acres (in thousands)
	Partnership Timber				Funds Timber
Age	2019		2018		2019		2018
Class	Acres	% of Total	Acres	% of Total	Acres	% of Total	Acres	% of Total
Clear-cut	3.5	3%	2.9	3%	4.5	4%	3.9	3%
0 to 4	10.5	10%	8.6	8%	9.9	8%	8.4	7%
5 to 9	8.6	8%	9.2	9%	10.8	9%	8.7	8%
10 to 14	10.0	10%	10.3	10%	11.7	10%	12.3	11%
15 to 19	10.3	10%	10.5	10%	11.2	9%	10.0	9%
20 to 24	14.7	14%	12.7	12%	8.2	7%	7.9	7%
25 to 29	6.9	7%	10.3	10%	8.2	7%	7.5	7%
30 to 34	17.0	16%	16.5	16%	8.7	7%	8.0	7%
35 to 39	15.3	15%	15.3	15%	5.9	5%	6.4	6%
40 to 44	4.6	4%	4.6	4%	3.5	3%	3.6	3%
45 to 49	0.7	1%	0.7	1%	3.8	3%	4.4	4%
50 to 54	0.3	—%	0.5	—%	2.9	2%	2.9	3%
55 to 59	0.1	—%	0.2	—%	2.6	2%	2.1	2%
60 to 64	0.2	—%	0.1	—%	1.6	1%	2.6	2%
65+	0.5	—%	0.7	1%	8.2	7%	7.1	6%
California	—	—%	—	—%	18.7	16%	18.7	16%
	103.2		103.1		120.4		114.5

 Look-through productive acres are spread by timber age-class as follows:

	12/31/2019 Look-through Productive Acres (in thousands)				12/31/2018 Look-through Productive Acres (in thousands)
Age	100%	Share of	Look-	% of Total	100%	Share of	Look-
Class	Owned	Funds	Through		Owned	Funds	Through	% of Total
Clear-cut	3.5	0.6	4.1	3%	2.9	0.5	3.4	3%
0 to 4	10.5	1.3	11.8	10%	8.6	1.2	9.8	8%
5 to 9	8.6	1.4	10.0	9%	9.2	1.1	10.3	9%
10 to 14	10.0	1.4	11.4	10%	10.3	1.4	11.7	10%
15 to 19	10.3	1.3	11.6	10%	10.5	1.2	11.7	10%
20 to 24	14.7	0.9	15.6	13%	12.7	0.8	13.5	12%
25 to 29	6.8	1.2	8.0	7%	10.3	1.1	11.4	10%
30 to 34	17.0	1.1	18.1	15%	16.5	0.9	17.4	15%
35 to 39	15.3	0.7	16.0	14%	15.3	0.8	16.1	14%
40 to 44	4.6	0.6	5.2	4%	4.6	0.6	5.2	4%
45 to 49	0.7	0.6	1.3	1%	0.7	0.7	1.4	1%
50 to 54	0.3	0.5	0.8	1%	0.5	0.5	1.0	1%
55 to 59	0.1	0.4	0.5	—%	0.2	0.4	0.6	1%
60 to 64	0.2	0.3	0.5	—%	0.1	0.4	0.5	—%
65+	0.6	1.2	1.8	2%	0.7	1.0	1.7	1%
California	—	0.9	0.9	1%	—	0.9	0.9	1%
	103.2	14.4	117.6		103.1	13.5	116.6

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

	Partnership Timber		Funds Timber		Share of Funds		Look-through
Site Class	Net Acres	% of total	Net Acres	% of total	Net Acres	% of total	Net Acres	% of total
I (135+ feet)	12,566	12.2%	9,589	8.0%	963	6.7%	13,529	11.5%
II (115-134 feet)	48,012	46.5%	49,416	41.0%	6,230	43.2%	54,242	46.1%
III (95-114 feet)	33,951	32.9%	21,210	17.6%	3,024	21.0%	36,975	31.4%
IV (75-94 feet)	7,646	7.4%	20,694	17.2%	2,550	17.7%	10,196	8.7%
V (<=74 feet)	1,040	1.0%	19,519	16.2%	1,651	11.5%	2,691	2.3%
Total	103,215	100.0%	120,428	100.0%	14,418	100.0%	117,633	100.0%

Acre-weighted average site index	117	feet	109	feet	109	feet	116	feet

Long-term Harvest Planning. Long-term harvest plans for the Partnership’s and the Funds’ tree farms are based on the different ownership time horizons associated with each group. Plans for Partnership timberlands are designed to maintain sustainable harvest levels over an extended time frame, assuming perpetual ownership. “Sustainable harvest level” denotes our assessment of the annual volume of timber that can be harvested from a tree farm in perpetuity. As such, the sustainable harvest level generally resembles the annual growth of merchantable timber. Actual annual harvest levels may vary depending on log market conditions and timberland acquisition or disposition activity. Over multi-year time frames, however, annual harvest volumes will average out to the sustainable harvest levels developed in our long-term harvest plan. In addition, we strategically harvest timber on our Real Estate properties. The Real Estate volume and productive acres are not used to calculate our long-term sustainable harvest level as it has been designated for potential sale as HBU real estate rather than perpetual timber operations.

The harvest levels for the Funds’ tree farms are developed to maximize the total return during the investment period of each fund by blending cash flow from harvest with the value of the portfolio upon disposition. This will result in more harvest variability between years for Fund tree farms than is the case with the Partnership’s tree farms.

We periodically review the sustainable harvest level for the Partnership and the Funds, a review we completed most recently in the latter part of 2018. With the addition of small-tract acquisitions over the past few years, continued improvements in our inventory data and growth-and-yield modeling, and recent investments in silviculture, we increased the Partnership’s annual sustainable harvest level to 57 MMBF, a 10% increase from the prior 52 MMBF level. This change became effective for our 2019 harvest. Assuming full operations on the Funds’ existing tree farms, at December 31, 2019, the long-term planned average annual harvest volume for the Partnership and Fund tree farms is presented in the table below:

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

We also sell logs to export markets in Asia through brokers based in the Pacific Northwest. Our decision to sell through intermediaries is predicated on risk management considerations, such as mitigation of foreign exchange risk, loss prevention, and minimizing cash collection risks. These export markets generally represent 15% to 35% of the log volume we produce in any given year but can reach as high as 50%. Export markets provide important diversification from our domestic markets. Drivers of export markets include construction activities in Japan, China, and Korea, exchange rates, tariffs, and shipping costs. Export markets generally do not tend to correlate with our domestic markets, thus helping diversify our geographic sales concentration.
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
China represents the largest export market for Pacific Northwest (PNW) sawlogs in Asia. Notwithstanding recent tariffs, and threats of additional tariffs, imposed on U.S. logs exported to China, this export market has provided additional support to log prices during the gradual recovery of U.S. housing over the past several years. Sawlogs sold to China are used chiefly for construction of concrete forms, pallets, and other uses that can be satisfied with whitewood and lower quality Douglas-fir sawlogs.

Customers. Logs from the Combined tree farms are sold to customers in both the domestic and export markets. Domestic customers include lumber and plywood mills and other wood fiber processors located throughout western Washington, Oregon, and northern California. Export customers consist of intermediaries located at the Washington ports of Longview, Tacoma, Port Angeles, and Olympia. Whether destined for domestic or export markets, the cost of transporting logs limits the destinations to which we can profitably deliver and sell our logs.

The ultimate decision on where to sell logs is based on the net proceeds we receive after considering both the delivered log prices and the cost to deliver the logs to that customer. In instances where harvest operations are closer to a domestic mill than the log yard of an export broker, we may earn a higher margin from selling to a domestic mill even though the delivered log price is lower owing to the savings in delivery costs. As such, realized delivered log price movements are influenced by marketing decisions predicated on margins rather than focusing exclusively on the delivered log price. In such instances, our reported delivered log prices may reflect both the proximity of the harvest location to customers and the broader market trend.

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

Forestry, Silviculture, and Stewardship Practices. Silviculture activities on the Combined tree farms include reforestation, control of competing brush in young stands, and density management (thinning) of forests to achieve optimal spacing after stands are established. This is all to ensure that young stands are on a pathway to produce the desired log sorts and species mix. We manage our forests to create a species mix and log top-end diameters of a size and quality that we predict will satisfy what domestic mills and export markets will desire in future years. During 2019, we planted 1.8 million seedlings on 6,200 acres of the Combined tree farms compared to 1.8 million seedlings on 5,500 acres in 2018 and 1.9 million seedlings on 6,300 acres in 2017. Seedlings are generally planted from December to April to restock stands that were harvested during the preceding twelve months. The number of seedlings planted varies from year to year based upon harvest level, the timing of harvest, seedling availability, and weather and soil conditions that control the timing of reforestation. Our policy is to return all timberlands to productive status in the first planting season after harvest, provided any requisite brush control has been completed and seedlings are available.

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

Timberland Investment Management (TIM)

Background. Our TIM segment provides timberland investment management services for third-parties, for which it earns management fees and incurs expenses resulting from raising, investing, and managing capital which is invested in PNW timberland on behalf of third-party investors alongside the Partnership’s co-investment. Since the launch of our private equity timber fund strategy in 2003, the activities in this segment have consisted primarily of raising third-party investment capital for the Funds and then acquiring and managing timberland portfolios on their behalf. When we discuss the Fund properties we will refer to either the acquisition values, defined as contractually agreed-upon prices paid for the properties, or the value of assets under management, based on the current third-party appraised value of the properties. As of December 31, 2019, we manage 141,000 acres of timberland in Washington, Oregon, and California with combined appraised values of $520 million.

The following table summarizes the committed and called capital for the TIM segment on a cumulative basis since its inception, as well as distributions received by the Partnership, as of December 31, 2019:

	Total Fund		Partnership Co-investment
(in millions)	Commitment	Called Capital	Commitment	Called Capital	Distributions Received	Ownership Percentage
Fund I *	$61.8	$58.5	$12.4	$11.7	$15.1	20%
Fund II	84.4	83.4	16.9	16.7	14.9	20%
Fund III	180.0	179.7	9.0	9.0	1.5	5%
Fund IV **	388.0	167.2	58.0	25.0	1.1	15%
Total, December 31, 2019	714.2	488.8	96.3	62.4	32.6
* Fund I assets were sold in 2014 and the fund was wound up in 2015.
** The capital commitment for Fund IV expired in January 2020, thus there will be no new capital called prospectively.

Operations. The TIM segment’s key activity is to provide investment and portfolio management services to the Funds. The TIM segment represented less than 1% of consolidated revenue for each of the three years ended December 31, 2017 through 2019, as fee revenue is eliminated in consolidation. On an internal reporting basis, before these eliminations, the TIM segment represented 5%, 4%, and 3% of total revenue for the years ended December 31, 2019, 2018, and 2017, respectively.

The Partnership benefits in several ways from this segment. First, the Partnership co-invests in each of these funds, allowing us to diversify our market exposure across a wider geography and more frequent acquisitions than we could by investing Partnership capital alone. We also benefit from the economies of scale generated through managing these additional acres of timberland, by using the same personnel and resources to manage both the Partnership and Fund timberlands. The contribution margin from the fees charged to the Funds lowers the management costs on the Partnership’s timberlands. Lastly, we retain additional expertise that neither the Partnership nor the Funds’ timberlands could support on a stand-alone basis.

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

Accounting rules require that we eliminate in consolidation the fee revenue generated from managing the Funds in our TIM segment and the corresponding operating expenses for the Funds Timber segment. The elimination of the fee revenue and corresponding operating expenses reduces the reported cost per acre of operating Fund tree farms under our Funds Timber segment. These eliminations make the Funds Timber results appear relatively stronger and the TIM results appear correspondingly weaker.

Marketing. When raising capital for a new Fund, we market opportunities to investors that desire to invest alongside the Partnership in PNW timberland assets. Our Funds fill a niche among timberland investment management organizations due to our PNW regional specialization, degree of co-investment, and the ability to target relatively small transactions. Additional marketing and business development efforts include regular contact with forest products industry representatives, non-industry owners, and others who provide key financial services to the timberland sector. Our acquisition and disposition activities keep management informed of changes in timberland ownership that can represent opportunities for us to market our services.

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

Real Estate

Background. The Partnership’s real estate activities are associated closely with the management of our timberlands. After timberland has been logged, we choose among four primary alternatives to generate value from the underlying land: reforest and continue to operate as timberland, sell as undeveloped property, undertake some level of development to prepare the land for sale as improved property, or hold for later development or sale. We regularly evaluate our timberland for its best economic use. We currently have a 1,500-acre portfolio of properties for which we believe there to be a higher and better use than timberland. In addition, we may acquire and develop other properties for sale, either on our own or by partnering with other experienced real estate developers. To date, this activity has not constituted a material part of our Real Estate segment’s operations.

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

Operations. The Real Estate segment represented 19%, 8%, and 26% of consolidated revenue in 2019, 2018, and 2017, respectively. Real Estate operations focus on maximizing the value of the 1,500-acre portfolio mentioned above. For Real Estate projects, we secure entitlements and/or infrastructure necessary to make development possible and then sell the entitled property to a party who will construct improvements. This segment’s results also reflect conservation-related transactions with respect to our timberland. These transactions can take the form of sales of timberland for conservation purposes, sales of conservation easements (CE) that encumber Partnership Timber properties and preclude future development but allow continued harvest operations, or sales of timberland on which we retain the right to harvest the standing timber for a period of time, typically up to 25 years. The third and final area of operations in this segment includes leasing residential and commercial properties in Port Gamble, Washington, and leasing out a portion of our corporate headquarters building in Poulsbo, Washington.

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

Development Properties

Projects in Gig Harbor, Port Gamble, Port Ludlow, Kingston, and Bremerton, Washington comprise nearly two-thirds the acres in our development property portfolio. Depending on each property’s size, development complexity, and regulatory environment, a project may be long-term in nature and require extensive time and capital investments to maximize returns.

Gig Harbor. Gig Harbor, a suburb of Tacoma, Washington, is the site of Harbor Hill, a 292-acre mixed-use development project that, at its inception, included the following mix of zoning: 42 acres of commercial/retail sites, 50 acres of business park lots, and 200 acres of land with residential zoning. At December 31, 2019, we still own 18 acres of commercial/retail lots in this project. A 20-year development agreement was approved by the City of Gig Harbor (City) in late 2010. Key provisions of the development agreement and plat approval include: (a) extending the project development period from 7 to 20 years; (b) reserving sufficient domestic water supply, sanitary sewer, and traffic trip capacity on behalf of the project’s residential units; and (c) waiver of park impact fees in exchange for a 7-acre parcel of land for City park purposes. All components of this project have transportation, water, and sewer capacities reserved for full build-out. We received preliminary plat approval in early 2011 for the then 200-acre residential portion of this project that included 554 single-family and 270 multi-family units. The last 18 acres in the master plan was entitled for a grocery-anchored shopping center and was part of a joint venture with another developer. The project is currently on hold as a result of construction cost increases and a doubling of traffic impact fees by the City of Gig Harbor. We have initiated litigation against the City for unfairly increasing the impact fees.

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

As discussed in greater detail below, P&T’s operations at Port Gamble prior to the Partnership’s ownership of the millsite and surrounding areas resulted in the release of hazardous substances that impacted the upland and submerged portions of the site. As a result, we have an environmental remediation liability as a result of our ownership of Port Gamble.

Kingston. The Partnership owns a 374-acre property in Kingston called “Arborwood” with plans for the development of 663 single-family lots and 88 multi-family units. In 2016, we acquired an adjacent 10 acres to provide another access point to the project and allow it to be divided into three or more smaller projects. Like Port Gamble, we may sell Arborwood on a bulk-sale basis to a developer interested in taking the project forward, or we may develop it under a joint venture with a developer or using third-party capital. An amendment to the preliminary plat was submitted in late 2018. We are preparing engineering and construction drawings for the first phase of lot development in 2020.

Bremerton. The West Hills area of Bremerton, Washington is the site of a 46-acre industrial park which we have been developing in two phases totaling 24 lots. Construction on the 9 lots covering 10 acres that comprise Phase I was completed in 2007 and six lots remain to be sold. In 2013, we obtained a comprehensive plan designation change from industrial to residential for the 35-acre Phase II portion of this property. In 2014, Phase II was rezoned to single-family residential. In 2018, we sold this phase to a commercial developer.

Hansville. The Partnership owned a 149-acre residential development project in Hansville called “Chatham,” with 19 parcels ranging from 3 to 10 acres in size. Construction was completed in late 2007, and the last six lots were sold in 2019.

Port Ludlow. Port Ludlow represents a 256-acre property in Jefferson County located just outside the Master Planned Resort boundary of Port Ludlow, Washington. Development of the property will progress commensurate with demand for rural residential lots in this area.

Rural Residential. We have a number of properties totaling 514 acres for which rural residential development represents a higher and better use compared to continued management as timberland. In general, these properties are non-contiguous smaller lots ranging in size between 5 and 40 acres with zoning ranging from one dwelling unit per 5 acres to one per 80 acres. Development and disposition strategies vary depending on the property’s unique characteristics. Development efforts and costs incurred to prepare these properties for sale include work to obtain development entitlements that will increase the property’s value as residential property as well as making improvements to existing logging roads, constructing new roads, and extending dry utilities. As is the case with much of the Real Estate portfolio, investments in the rural residential program have been limited to those necessary to achieve entitlements, while deferring construction costs until warranted by market conditions.

North Kitsap County. Since 2011, we have been formally engaged with a coalition of approximately 30 entities to conserve up to 6,500 acres of the Partnership’s timberland in north Kitsap County. This effort, known as the Kitsap Forest & Bay Project, saw two closings in 2014 totaling 901 acres. In 2015, an additional 175 acres were sold to Kitsap County utilizing state conservation funds, and in 2016 we sold 1,356 acres to Kitsap County, though we retained a timber deed that will allow us to harvest timber on the property for 25 years. In December 2017, we sold an additional 1,504 acres to Kitsap County and retained a timber deed that will allow us to harvest timber on 1,334 acres of the property for 25 years. In December 2019, we sold 921 acres the Port Gamble S’Klallam tribe and retained timber deeds that will allow us to harvest on 128 acres of the property for five to 15 years.

Commercial Properties

Poulsbo. In May 2011, we purchased a 30,000-square-foot commercial office building in Poulsbo, on a 2-acre parcel of land. We utilize the second floor, basement, and part of the first floor for our own operations. We lease a portion of the first floor to a separate tenant.

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

Following the mill closure, the Washington State Department of Ecology (DOE) began to examine the environmental conditions at Port Gamble. Under Washington law, both Pope Resources and P&T were considered by DOE to be “potentially liable persons” (PLPs); the Partnership because of its ownership of certain portions of the site, and P&T because of its historical ownership and operation of the site.

P&T and Pope Resources entered into a settlement agreement in 2002 that allocated responsibility for environmental contamination at the townsite, millsite, a solid waste landfill, and adjacent waters to the Partnership, with P&T assuming responsibility for funding cleanup in the Bay and the other areas of the site that were impacted by its historical operations. At that time, the parties estimated the aggregate cleanup costs allocable to both parties to be between $10 million and $13 million, with the clean-up of Port Gamble Bay expected to amount to approximately 90% of the overall project costs.

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

Millsite cleanup

With the in-water portion of the cleanup completed, there will be relatively modest cleanup activity on the millsite and a monitoring period. In February 2018, the Partnership and DOE entered into an agreed order with respect to the millsite under which the Partnership performed a remedial investigation and feasibility study (RI/FS) which it submitted to DOE for review in January 2019. Following the finalization of the RI/FS, the Partnership has worked with DOE to develop a CAP. As with the in-water portion of the project, the CAP will define the scope of the remediation activity for the millsite. Once the CAP is approved by DOE, it will be codified in a consent decree.

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

Accrual adjustments

We accrued an additional $5.6 million in 2018 as a result of updates to our estimates of costs associated with the cleanup of the millsite and estimated NRD costs. In 2019, we accrued an additional $1.6 million for NRD costs as the scope of the restoration projects became more clearly defined and to account for changes in the frequency of long-term monitoring activities over the next two years. It is reasonably possible that these components of the liability may increase as the project progresses. With the in-water cleanup completed, which was by the far the most significant component of the project, and the

2018 adjustments, we expect that any future adjustments to the liability should be less significant than they have been historically.

Additional information regarding this environmental remediation liability, and the methodology used to monitor its adequacy, is set forth in Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Real Estate” and “– Critical Accounting Estimates”.

Marketing. Marketing efforts for development properties from 2017 to 2019 were focused primarily on our Harbor Hill development and conservation land and easement sales. During this period, we also started investigating and pursuing the acquisition and development of other real estate properties (not owned by the Partnership) and closed on the acquisition of a two-acre parcel on Bainbridge Island, Washington. In 2017, we partnered with another developer to form a joint venture for the acquisition of a 5-acre property on Bainbridge Island, Washington, that includes 107 apartments that are in the process of being leased as well as 18 townhomes for sale that are currently under construction. Efforts were also expended in the last several years to sell North Kitsap lands for conservation.

Customers. We typically market properties from the Real Estate portfolio to private individuals, residential contractors, and commercial developers. Customers for rental space in the Port Gamble townsite consist of both residential and commercial tenants.

Competition. We compete in this segment with local and regional peers that offer land for sale or lease.

Transportation. Land values for the Real Estate portfolio are influenced by transportation options between the west side of Puget Sound, where our properties are located, and the Seattle-Tacoma metropolitan corridor. These areas are separated by bodies of water. Transportation options include the Tacoma Narrows Bridge or one of several car and passenger ferries that link the communities of Kingston, Bremerton, and Bainbridge Island to Edmonds and Seattle. A new passenger ferry with 40-minute travel time from Kingston to downtown Seattle started in late 2018 and should have positive impacts on the desirability of the Partnership’s holdings in North Kitsap County.

Employees

As of December 31, 2019, we employed 61 full-time employees and 7 part-time or seasonal personnel, who are distributed among the segments as follows:

Segment	Full-Time	Part-Time/ Seasonal	Total
Partnership Timber	21	4	25
Timberland Investment Management (TIM)	12	—	12
Real Estate	13	3	16
General & Administrative	15	—	15
Totals	61	7	68

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

Climate Change Laws

California has implemented a cap and trade program that limits the amount of greenhouse gases emitted by certain stationary sources as well as transportation sources. This may impact forest landowners through increased costs of energy to our manufacturing customers and logging contractors. The Washington and Oregon legislatures are exploring different policy mechanisms related to climate change that could impact forest landowners through increased costs of energy to our manufacturing customers and logging contractors.

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

Item 1A.         RISK FACTORS

Risks Related to Our Industry and Our Markets

Our Partnership Timber and Funds Timber segments are sensitive to demand and price issues relating to our sales of logs in both domestic and foreign markets. We generate timber revenue in these segments primarily by selling softwood logs to domestic mills and to third-party intermediaries who resell them to the export market. The domestic market for logs in our operating area depends heavily on U.S. housing starts and remodeling activity. The U.S. housing market has been in recovery for several years, but to the extent this recovery should stall, such a turn of events could have a negative impact on our operating results. For example, mortgage rates are low compared to historical levels, and if they were to increase it could have a negative impact on the U.S. housing market. Demand from export markets for Pacific Northwest logs are affected by fluctuations in the economies of the United States, Japan, China, and to a lesser degree, Korea; the foreign currency exchange rate between the currencies of these Asian countries and the U.S. dollar; and by ocean transportation costs. Further, the prices we realize for our logs depend in part upon competition, including the supply of logs from Canada that can be impacted by fluctuations in currency exchange rates and trade relations between the U.S., Canada, and China. The U.S. announced tariffs on lumber imported from Canada in the latter half of 2018, with the intention of making U.S.-sourced lumber more competitive. An indirect effect of the tariffs could be support for U.S. log prices. The U.S. and China announced tariffs on a number of products in 2018, including timber exported from the U.S. to China, which has resulted in an element of uncertainty in the trade relationship between the U.S. and China. We cannot predict the ultimate outcome of these trade issues, or the impact on log prices. In recent years, European forests have experienced drought, severe storms and a spruce bark beetle infestation, the combination of which has resulted in the death of large areas of timber. The response has been an extensive timber salvage program in which most of the European volume is being shipped to China, resulting in declines in softwood log prices paid by China and diminished log imports from North America and Russia.

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

Environmental and other activist groups may have an adverse impact on the value of our assets or on our ability to generate revenues from our timberlands. In recent years we have seen an increase in activities by environmental groups, Native American tribes, and other activists in the legislative, administrative, and judicial processes that govern all aspects of our operations. For example, on more than one occasion, the Washington Department of Ecology applied more stringent regulatory standards to our existing environmental remediation project at Port Gamble, Washington after soliciting or receiving input from tribal representatives. These revisions substantially increased the cost associated with our pre-existing remediation plans, and we cannot offer assurances that similar actions will not further protract the process or increase remediation costs. In an ongoing example of this activism, various citizens’ and tribal groups are asserting, in their capacities as trustees under the Natural Resources Damages Act, that we are liable for damages to the environment on the basis of our now largely remediated property at Port Gamble, Washington. Similarly, citizens’ and environmental groups have significant influence in the entitlement and zoning processes that affect our Real Estate operations. These activities are not likely to diminish in the foreseeable future, and in some instances may have a material impact upon the revenues we can generate from our properties or upon the costs of generating those revenues.

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

Risks Relating to Our Operations

We are subject to certain risks that arise in connection with our merger agreement with Rayonier, Inc. On January 15, 2020, we announced that we and our general partners had entered into an Agreement and Plan of Merger with Rayonier, Inc., and certain of its subsidiaries, that provides that, upon satisfaction of certain conditions (including the approval of our unitholders), our general partners will merge into specified Rayonier subsidiaries and another Rayonier subsidiary will merge into the Partnership. The terms of the merger agreement and certain related agreements are summarized under “Business - Recent Developments” above, and the definitive agreements are filed as definitive additional proxy solicitation material on a Current Report on Form 8-K dated January 15, 2020, as amended on January 17, 2020. The merger agreement conditions the completion of the merger on a number of actions and circumstances, including the approval of our unitholders and the expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976. Although we have indicated that we expect to complete the merger in the coming months, we cannot be sure that all of the closing conditions will be satisfied or, if satisfied, precisely when the merger will be completed. The merger agreement provides for an “outside date” of October 14, 2020, which will be extended to January 14, 2021 in certain circumstances, but if the closing conditions remain unsatisfied as of the outside date, either party may terminate the merger agreement. During the pendency of the merger agreement we are subject to certain restrictions on our operations, including a requirement that we continue to operate in the ordinary course, that we forbear from making significant acquisitions, that we refrain from initiating discussions with third parties that could result in an acquisition of the Partnership, and that we limit distributions to no more than $1.00 per quarter. The merger agreement permits our board of directors to consider alternative transactions in certain limited circumstances and subject to compliance with specified conditions, but provides for a termination fee of $20,000,000 if we enter into any such transaction. During the pendency of the merger agreement we face additional risks, including:

•	restrictions on our ability to make strategic and operational decisions without Rayonier’s consent;

•	distraction of our board and management personnel from our day to day operating activities;

•	increased legal, accounting and financial advisory costs associated with the merger agreement and the related transactions;

•	difficulties in maintaining optimum relationships with our customers and other contractors (such as harvest and transportation providers);

•	increased risk of litigation from unitholders; and

•	difficulties in retaining key personnel whose roles are critical to our ongoing operations and to our consummation of the merger and the related transactions.

Further, the announcement of our entry into the merger agreement resulted in a substantial increase in the value of our limited partner units on the Nasdaq Stock Market, and substantial delays in or the abandonment or termination of the merger may result in significant volatility in the trading price of our units. Similarly, the presence of a $20 million termination fee in the merger agreement may have the effect of deterring other potential acquirors from seeking to acquire our operations and assets. These factors, alone or in combination, may have a material adverse effect on our business, results of operations and financial condition.

We have incurred, and we expect to continue incurring, higher than normal general and administrative expenses. Our exploration of strategic alternatives and the resulting entry into the merger agreement with Rayonier, Inc., as described in the preceding paragraphs and elsewhere in this Report, have resulted in a higher than normal level of general and administrative expenses associated primarily with the fees of attorneys, financial advisors, accountants, and other professionals whose advice is required in connection with these matters. These fees and expenses affect both our net income and our working capital, and we expect these fees and other transaction costs to remain at an elevated level until a transaction is consummated or until the merger agreement is terminated. Further, the announcement that we have abandoned the merger or that the merger agreement has been terminated may increase our risk of litigation from security holders, the effect of which would (in either instance) result in further legal fees as we respond to any such allegations. These fees and expenses may have a material adverse effect upon our reported results of operations and financial condition.

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

Management continues to monitor the Port Gamble cleanup processes closely. The $10.0 million remediation accrual as of December 31, 2019, represents our current estimate of the remaining cleanup cost and most likely outcome to various contingencies, though it is reasonably possible that the millsite cleanup and NRD components of the liability may increase. These estimates are predicated upon a variety of factors, including the actual amount of the ultimate cleanup costs. The liability is based upon a number of estimates and judgments that are subject to change as the project progresses. The filing of the CDs limits our legal exposure for matters covered by the decree, but does not eliminate it entirely. DOE reserves the right to reopen the CDs if new information regarding factors previously unknown to the agency requires further remedial action. While unlikely, a reopening of the CDs may result in adverse financial impacts and may have the effect of distracting management and other key personnel from the day to day operation of our business. These factors, alone or in combination with other challenges, may have a material adverse effect upon our assets, income, cash flow, and operations.

Our leverage may give rise to additional risks. The Partnership’s total outstanding debt was $97.0 million at December 31, 2019, of which $29.0 million bears interest at variable rates, with the remaining balance at fixed rates. The Funds’ total debt outstanding was $57.4 million at December 31, 2019, all of which bears interest at fixed rates. This debt, particularly that portion that carries variable interest rates, exposes us to certain additional risks, including higher interest expense if interest rates increase in the future. In addition, generally speaking, an increase in our indebtedness may limit our ability to defer timber harvests and potentially restricts our flexibility to take advantage of other investment opportunities that might otherwise benefit our business. In extreme cases, we could be placed in a position in which we default under one or more of our credit arrangements, which could require us to pledge additional portions of our timberland as collateral for our indebtedness or which might require us to take other actions or expose us to other remedies that could have a material adverse effect upon our assets, operations, or business.

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

Further, activism campaigns such as this one may make it more difficult to come to mutually agreeable terms with a prospective acquirer because of the perception of increased litigation risk or the potential for an activist to increase the consummation risk of a transaction. We can offer no assurances as to the response, if any, of these reporting persons to our communications regarding such a transaction, nor can we be certain that other current or future investors will not take other actions that may increase these risks.

Risks Relating to Ownership of Our Securities

Our entry into the merger agreement with Rayonier, Inc., may increase the risk of volatility in our reported trading prices. The announcement of our entry into the merger agreement with Rayonier, Inc., as described elsewhere in this Report, resulted in an immediate and substantial increase in the reported trading prices of our units. As a result of the announcement of the proposed merger, our units can be expected to vary in price based upon factors other than our own performance, including factors such as the perceived consummation risk attendant to the mergers and fluctuations in Rayonier’s stock price as reported on the New York Stock Exchange. Further, the announcement of the merger agreement resulted in a substantial increase in the reported trading prices of our limited partner units, and if it were to become necessary to abandon the proposed merger, such an announcement may have the effect of reducing our unit prices and increasing the volatility of those prices.

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

Item 1B.         UNRESOLVED SECURITIES AND EXCHANGE COMMISSION COMMENTS

None

Item 2.    PROPERTIES

The following table reconciles acreage owned as of December 31, 2019, to acreage owned as of December 31, 2018. As noted previously, we own 20% of Fund II, 5% of Fund III, and 15% of Fund IV. This table includes the acres of timberland owned by the Funds and also presents the acreage on a Look-through basis. Properties are typically transferred from the Fee Timber segment to the Real Estate segment at the point in time when the Real Estate segment takes over responsibility for managing the properties with the goal of maximizing the properties’ value upon disposition.

	Timberland Acres (in thousands) by Tree Farm
Description	2018	Acquisitions	Sales	Transfer	2019
Hood Canal tree farm (1)	66.5	—	(0.9)	—	65.6
Columbia tree farm (1)	52.8	0.3	—	—	53.1
Partnership Timberland acres	119.3	0.3	(0.9)	—	118.7
Fund II tree farms (2)	30.8	—	—	—	30.8
Fund III tree farms (2)	56.7	—	—	—	56.7
Fund IV tree farms (3)	46.2	7.1	—	—	53.3
Funds Timberland acres	133.7	7.1	—	—	140.8
Partnership share of Funds	15.9	1.1	—	—	17.0
Total Real Estate acres (see detail below)	1.8	—	(0.3)	—	1.5
Combined Look-through total acres (3)	137.0	1.4	(1.2)	—	137.2

(1)
A subset of this property is used as collateral for the Partnership’s long-term debt, which does not include debt of the Funds. The Hood Canal tree farm is located in northwestern Washington and the Columbia tree farm is located in western Washington.

(2)
A subset of these properties is used as collateral for the Funds’ long-term debt and has no recourse to the Partnership. Fund II’s tree farms are located in western Washington and northwestern Oregon. Fund III’s tree farms are located in southern Puget Sound and southwestern Washington, northwestern Oregon and northern California. The Partnership holds a 20% interest in Fund II, a 5% interest in Fund III, and a 15% interest in Fund IV.

(3)	Fund IV’s tree farms are located in southwestern Oregon and southern Puget Sound, Washington.

	Real Estate Acres Detail					Basis
Project Location	2018	Acquisitions	Sales	Transfers	2019	(in thousands)
Bremerton	8				8	$1,518
Gig Harbor	40		(22)		18	6,190
Hansville	66		(66)		—	—
Kingston - Arborwood	374				374	2,594
Port Gamble town and mill sites	113				113	5,388
Port Gamble Agrarian District	205				205	1,758
Port Ludlow	256				256	726
Poulsbo	2				2	491
Bainbridge Island	1				1	359
Other Rural Residential	722		(208)		514	1,137
Total	1,787	—	(296)	—	1,491	$20,161

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

Distributions

The Partnership has no directors. Instead, the board of directors of its managing general partner, Pope MGP, Inc. (the Managing General Partner), serves in that capacity. References to the “Board” or words of similar construction in this report are to the board of the Managing General Partner, acting in its management capacity with respect to the Partnership. All cash distributions are at the discretion of the Board of Directors. During 2019, the Partnership made four quarterly distributions of $1.00 per unit, totaling $17.4 million in the aggregate. During 2018, The Partnership made two quarterly distributions of 70 cents per unit each, one distribution of 80 cents per unit, and one distribution of $1.00 per unit, totaling $13.9 million in the aggregate. During 2017, the Partnership made four quarterly distributions of 70 cents per unit each, totaling $12.2 million in the aggregate.

Our Board of Directors increased our quarterly distribution by $0.10 per unit, or 14%, in the third quarter of 2018 and by $0.20 per unit, or 25%, in the fourth quarter of 2018. The Board, in its discretion, determines the amount of the quarterly distribution and regularly evaluates distribution levels. As such, the quarterly determination of distribution amounts, if any, will reflect the expectations of management and the Board for the Partnership’s liquidity needs.

 Unitholders

As of January 31, 2020, there were 4,367,215 outstanding units, held by 197 holders of record. Units outstanding include 34,672 units that are currently restricted from trading and that were granted to 21 holders of record who are either current or former employees or members of the Board of Directors. The trading restriction for these units is removed as the units vest. These restricted units vest over ratably over four years.

Equity Compensation Plan Information

The Partnership maintains the Pope Resources 2005 Unit Incentive Plan, which authorizes the granting of nonqualified equity compensation in order to provide incentives to align the interests of management with those of unitholders. Pursuant to the plan, the Partnership issues restricted unit grants that vest over four years. As of December 31, 2019, there were 37,375 unvested and outstanding restricted units and 841,861 limited partnership units remaining issuable under the plan. Additional information regarding equity compensation arrangements is set forth in Note 11 to Consolidated Financial Statements and Item 11 - Executive Compensation. Such information is incorporated herein by reference.

Performance Graph

The graph below matches the cumulative 5-Year total return of holders of Pope Resources' units with the cumulative total returns of the S&P 500 index, the S&P Smallcap 600 index and a customized peer group of thirteen companies that includes: Alico Inc, Catchmark Timber Trust Inc, Eastgroup Properties Inc, Farmland Partners Inc, FRP Holdings Inc, Griffin Industrial Realty Inc, Limoneira Co, Monmouth Real Estate Investment Corp, PotlatchDeltic Corp, Rayonier Inc, St. Joe Co, Tejon Ranch Co and Weyerhaeuser Co. The graph assumes that the value of the investment in our units, in each index, and in the peer group (including reinvestment of dividends) was $100 on 12/31/2014 and tracks it through 12/31/2019.

*$100 invested on 12/31/14 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.
Copyright© 2020 Standard & Poor’s, a division of S&P Global. All rights reserved.

	12/31/14	12/31/15	12/31/16	12/31/17	12/31/18	12/31/19
Pope Resources	$100.00	$104.98	$113.66	$124.29	$122.04	$182.01
S&P 500	100.00	101.38	113.51	138.29	132.23	173.86
S&P Smallcap 600	100.00	98.03	124.06	140.48	128.56	157.85
Peer Group	100.00	86.92	98.07	117.47	84.66	118.80

Issuance of Unregistered Securities

The Partnership did not conduct any unregistered offering of its securities in 2017, 2018, or 2019.

Item 6.            SELECTED FINANCIAL DATA

The financial information set forth below for each of the indicated years is derived from the Partnership’s audited consolidated financial statements. This information should be read in conjunction with the audited consolidated financial statements and related notes included with this report.

(In thousands, except per unit data)	Year Ended December 31,
Statement of operations data	2019	2018	2017	2016	2015
Revenue:
Partnership Timber	$39,987	$45,422	$39,672	$36,275	$28,914
Funds Timber	48,646	49,819	33,842	21,029	23,250
Timberland Investment Management	18	9	9	8	—
Real Estate	21,252	8,304	26,300	23,116	25,864
Total revenue	$109,903	$103,554	$99,823	$80,428	$78,028
Operating income (loss):
Partnership Timber	$15,181	$21,326	$19,127	$15,726	$12,012
Funds Timber	(5,286)	8,415	15,586	1,403	1,289
Timberland Investment Management	(4,875)	(4,486)	(3,511)	(2,823)	(2,965)
Real Estate (1)	3,121	(5,402)	4,592	(3,609)	5,313
General & Administrative	(12,139)	(7,217)	(5,742)	(5,076)	(4,972)
Total operating income (loss)	$(3,998)	$12,636	$30,052	$5,621	$10,677
Net income attributable to unitholders	$2,435	$6,821	$17,891	$5,942	$10,943
Earnings per unit – basic and diluted	$0.52	$1.54	$4.10	$1.35	$2.51
Distributions per unit	$4.00	$3.20	$2.80	$2.80	$2.70
Balance sheet data
Total assets	$493,549	$508,249	$380,673	$399,050	$370,056
Total long-term debt - Partnership	$96,539	$94,056	$70,160	$73,142	$27,405
Total long-term debt - Funds	$57,335	$57,313	$57,291	$57,268	$57,246
Partners’ capital	$42,761	$57,477	$64,547	$59,133	$64,548
Noncontrolling interests	$276,232	$281,123	$176,079	$189,331	$198,518

(1)  Real Estate operating results in 2019, 2018, 2016 and 2014 included, $1.6 million, $5.6 million, $7.7 million, and $10.0 million, respectively, of environmental remediation charges.

Management uses cash available for distributions (CAD), a non-GAAP measure, as a meaningful indicator of liquidity and, as such, has provided this information in addition to the generally accepted accounting principles-based presentation of cash provided by operating activities. CAD is a measure of cash generated by the Partnership that starts with consolidated cash provided by operating activities and subtracts cash provided by operating activities for the Funds and our Real Estate joint venture and maintenance capital expenditures by the Partnership only, and adds distributions received by the Partnership from the Funds and Real Estate joint venture. CAD represents cash generated that is available to fund capital allocation alternatives, such as distributions to unitholders, repurchasing units, paying down debt, co-investing in the Funds, or acquisition of timberland and real estate. Management considers this metric in evaluating capital allocation alternatives described above. Management recognizes that there are varying methods of calculating CAD and has provided the information below to illustrate this particular metric’s calculation.

(In thousands)	Year Ended December 31,
Cash Available for Distribution (CAD):	2019	2018	2017	2016	2015
Cash provided by operations - consolidated	$34,221	$39,778	$31,980	$5,146	$20,170
Less: Cash provided by operations - Funds & Real Estate joint venture	(14,163)	(20,801)	(11,970)	(3,561)	(5,824)
Less: Partnership maintenance capital expenditures (1)	(1,689)	(2,297)	(1,381)	(1,114)	(1,251)
Add: Partnership’s share of Fund and Real Estate joint venture distributions	1,447	1,852	6,443	548	2,172
Cash available for distribution (CAD)	$19,816	$18,532	$25,072	$1,019	$15,267

	Year Ended December 31,
Other data	2019	2018	2017	2016	2015
Distributions to unitholders	$17,435	$13,943	$12,215	$12,177	$11,708
Timber acres owned/managed (thousands)	260	254	206	212	205
Timber sold (MMBF)	144	137	112	97	84

(1)	Capital expenditures by the Partnership only and excluding timberland acquisitions.

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

Our Timberland Investment Management segment is engaged in organizing and managing private equity timber funds using capital invested by third parties and the Partnership. The Funds are consolidated into our financial statements, but then income or loss attributable to equity owned by third parties is subtracted from consolidated results in our Consolidated

Statements of Comprehensive Income (Loss) under the caption “Net and comprehensive (income) loss attributable to non-controlling interests-ORM Timber Funds” to arrive at “Net and comprehensive income attributable to unitholders”.

Our primary strategy for adding timberland acreage is centered on our private equity timber fund business model, although in some instances where not restricted by the Funds’ governing documents, we may acquire timberlands for the Partnership. As of December 31, 2019, we have assets under management totaling approximately $520 million based on the most recent appraisals. Through our 20% co-investment in Fund II, our 5% co-investment in Fund III, and our 15% co-investment in Fund IV, we have deployed $51 million of Partnership capital. Our co-investment affords us a share of the Funds’ operating cash flows while also allowing us to earn asset and timberland management fees, as well as potential future incentive fees, based upon the overall success of each fund. We also believe that this strategy allows us to maintain more sophisticated expertise in timberland acquisition, valuation, and management on a more cost-effective basis than we could for the Partnership’s timberlands alone. We believe our co-investment strategy also enhances our credibility with existing and prospective Fund investors by demonstrating that we have both an operational and a financial commitment to the Funds’ success.

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

Our consolidated revenue in 2019, 2018, and 2017, on a percentage basis by segment, was as follows:

Segment	2019	2018	2017
Partnership Timber	37%	44%	40%
Funds Timber	44%	48%	34%
Timberland Investment Management *	—%	—%	—%
Real Estate	19%	8%	26%
* Fee revenue earned from managing the Funds is eliminated in consolidation. See Part II, Item 7: “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Timberland Investment Management (TIM),” and “– Noncontrolling Interests - ORM Timber Funds” for further information.

Additional segment financial information is presented in Note 16 to the Partnership’s Consolidated Financial Statements included with this report.

Recent Developments

On January 15, 2020, we announced that we had entered into an Agreement and Plan of Merger dated January 14,
2020 (the “Merger Agreement”) with Rayonier, Inc., a North Carolina corporation, Rayonier Operating Company LLC, a
Delaware limited liability company, Pacific GP Merger Sub I, LLC, a Delaware limited liability company and a wholly owned subsidiary of Rayonier, Pacific GP Merger Sub II, LLC, a Delaware limited liability company and a wholly owned subsidiary of Rayonier, Pacific LP Merger Sub III, LLC, a Delaware limited liability company and a wholly owned subsidiary of OpCo, and our general partners, Pope EGP, Inc., a Delaware corporation, and Pope MGP, Inc., a Delaware corporation and the managing general partner of the Partnership. The Merger Agreement also provides for the entry into voting agreements by the shareholders of our general partners.

The Merger Agreement provides that upon the satisfaction of certain conditions prescribed in the Merger Agreement and summarized below, (i) MGP will merge with and into Merger Sub 1, with Merger Sub 1 as the surviving corporation; (ii)
EGP will merge with and into Merger Sub 2, with Merger Sub 2 as the surviving corporation; and (iii) Merger Sub 3 will merge with and into the Partnership, with the Partnership as the surviving entity. Please see “Business – Recent Developments” above for a summary of the Merger Agreement.

Completion of the Mergers is subject to the satisfaction (or waiver, if permissible under applicable law) of customary closing conditions, including the approval of our unitholders, and the consummation of the mergers is not assured, nor can we predict the timing as to when closing will occur. Our entry into the Merger Agreement came as a result of a previously announced evaluation of strategic options by our board of directors, and resulted in a substantial increase in our general and administrative expense as a result of legal, accounting and other professional fees as further described herein.

The Merger Agreement also contains operating covenants that may impact our ongoing operations, as we cannot take certain actions without the consent of Rayonier (which consent may not be unreasonably withheld). These covenants preclude our entering into transactions or making operational decisions outside the ordinary course of our business, which may limit our ability to realize certain business opportunities, and require us to conduct a meeting of our unitholders and, in connection with that meeting, to prepare and circulate a proxy statement to our unitholders, which will lead to continuing elevated general and administrative expenses.

The Merger Agreement also contains certain termination rights for the Partnership and Rayonier, including, among others, the right of Rayonier to terminate the Merger Agreement as a result of the Board changing its recommendation with respect to the Merger Agreement and the Mergers. The Merger Agreement provides that in the event of a termination under specified circumstances, including the one described above, the Partnership will be required to pay Rayonier a termination fee of $20 million.

We are optimistic that the closing conditions will be satisfied, and we hope to complete the merger during the second or third fiscal quarter, but we cannot offer assurances as to the timing or the ultimate completion of the mergers.

RESULTS OF OPERATIONS

Timber - Overall

As of December 31, 2019, Timber results include operations on 119,000 acres of timberland owned by the Partnership, plus another 3,500 acres under timber deeds, in western Washington (Partnership Timber), and 141,000 acres of timberland owned by the Funds (Funds Timber) in western Washington, northwestern Oregon, southwestern Oregon, and northern California.

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

Logs from the Combined tree farms serve a number of different domestic and export markets, with domestic mills historically representing our largest market destination. Export customers consist of log brokers who sell the logs primarily to Japan, China and, to a lesser degree, Korea. The ultimate decision of whether to sell our logs to the domestic or export market is based on the net proceeds we receive after considering the cost to deliver logs to the customer. As such, our reported log price realizations will reflect our properties’ proximity to customers as well as the broader log market.

Revenue in our timber segments is also derived from commercial thinning operations, ground leases for cellular communication towers, and royalties from gravel mines and quarries, all of which are characterized as “other revenue” in the tables that follow. Commercial thinning consists of the selective cutting of timber stands not yet of optimal harvest age. The smaller diameter logs harvested in these operations do, however, have some commercial value, thus allowing us to earn revenue while at the same time improving the projected value at harvest of the remaining timber in the stand.

Log Prices and Harvest Volume. For the Partnership, the weighted-average realized log price for 2019 decreased 17% from 2018 and for the Funds it decreased 16%. Average realized log prices in 2019 declined from the all-time historical highs achieved in 2018 due to a well-supplied log market. Demand from China for logs from the PNW diminished as a result of an increased supply of lower cost spruce logs supplied from Europe. In recent years, European forests have experienced drought, severe storms and a spruce bark beetle infestation, the combination of which has resulted in the death of large areas of timber. The response has been an extensive timber salvage program in which most of the European volume is being shipped to China. West Coast break-bulk log exports decreased 31% in 2019 from 2018, after having decreased by 9% in 2018 from 2017. With fewer logs from the PNW diverted to the China market, logs available to the domestic market increased. Moreover, relatively mild weather throughout 2019 allowed for greater log production than usual, thus increasing supply. These factors combined to exert downward pressure on log prices. However, domestic demand for sawlogs in the PNW in 2019 was healthy, as the high lumber inventories at domestic mills from late 2018 normalized on improved construction take-away. West Coast softwood lumber production decreased 2% in 2019 from 2018, after having expanded by 5% in 2018 from 2017.

Partnership Timber

Partnership Timber operating results for each year in the three-year period ended December 31, 2019, are as follows:

	2019	2018	2017
Partnership
Overall delivered log price per MBF	$604	$726	$676
Total volume (in MMBF)	62.5	59.7	55.6

(in thousands)
Log sale revenue	$37,605	$43,038	$37,093
Timber deed sale revenue	25	92	422
Other revenue	2,357	2,292	2,157
Total revenue	39,987	45,422	39,672
Cost of sales	(19,605)	(17,828)	(14,874)
Operating expenses	(5,288)	(6,268)	(5,671)
Gain on sale of timberland	87	—	—
Operating income	$15,181	$21,326	$19,127

Operating Income

Fiscal Year 2019 compared to 2018. Operating income decreased $6.1 million, or 29%, in 2019 from 2018, reflecting a 17% decrease in weighted-average log price realizations and a 4% increase in per MBF cost of sales that was partially offset by a 5% increase in log volume, including timber deed sales, and a $980,000 decrease in operating expenses.

Fiscal Year 2018 compared to 2017. Operating income increased by $2.2 million, or 11%, in 2018, reflecting a 7% increase in log volume, including timber deed sales, and a 7% increase in weighted-average log price realizations. These results reflect the favorable operating environment we enjoyed through the first three quarters of 2018.

Revenue

Fiscal Year 2019 compared to 2018. Log sale revenue in 2019 decreased by $5.4 million, or 13%, from 2018, due to a 17% decrease in weighted-average log price realizations that was partially offset by a 5% increase in log volume, including timber deed sales. The net changes in timber deed sale revenue and other revenue were offsetting.

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

Log Prices

Partnership Timber log prices for each year in the three-year period ended December 31, 2019, were as follows:

Average price realizations (per MBF)	2019	2018	2017
Partnership
Douglas-fir domestic	$652	$777	$734
Douglas-fir export	705	849	766
Whitewood domestic	521	607	532
Whitewood export	521	692	721
Cedar	986	1,270	1,452
Hardwood	604	732	678
Pulpwood	351	370	316
Overall delivered log price	604	726	676
Timber deed sales	145	230	594

Fiscal Year 2019 compared to 2018. Average realized log prices declined 17% in 2019. Our overall average is influenced heavily by price movements for Douglas-fir and whitewood as these two saw log types represent the majority of our harvest volume. Douglas-fir is a single species whereas whitewood represents a collection of species with very similar wood characteristics. Douglas-fir will command a premium over whitewood and that premium will grow in a strong domestic market for logs. Domestic buyers will generally pay a premium for Douglas-fir due to its strength characteristics and relative efficiency when manufactured into lumber versus whitewood. This premium will also grow in the event of a soft China export market, as China’s demand for whitewood tends to support higher whitewood log prices.

The Douglas-fir premium expanded during the first half of 2018 as domestic markets gained traction with improved housing starts, but it then contracted after mid-year as concerns over the domestic housing recovery mounted and tariffs began to erode the export demand from the China market. During 2019, this premium expanded again with renewed strength in the domestic market and reduced demand from China. Realized log prices decreased by 16% for Douglas-fir and by 19% for whitewood in 2019 from 2018. Other price declines included 22% for cedar, 17% for hardwood and 5% for pulpwood.

Fiscal Year 2018 compared to 2017. Overall realized log prices increased 7% in 2018. During the first half of 2018, we saw a widening of the Douglas-fir premium as domestic markets gained traction with improved housing starts. The Douglas-fir premium weakened after mid-year as concerns over the domestic housing recovery mounted. Douglas-fir realized log prices increased 7%, while whitewood realized log prices remained flat. The Douglas-fir component of the total volume mix increased 4% from 2017, which was additive to the overall delivered log price.

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

Log Volume

The Partnership sold the following log volumes by species for each year in the three-year period ended December 31, 2019:

Volume (in MMBF)	2019		2018		2017
Partnership
Douglas-fir domestic	33.5	54%	34.8	59%	29.1	53%
Douglas-fir export	8.9	14%	8.4	14%	8.7	16%
Whitewood domestic	3.8	6%	1.9	3%	2.1	4%
Whitewood export	1.1	2%	1.6	3%	3.2	6%
Cedar	1.4	2%	1.2	2%	1.2	2%
Hardwood	3.0	5%	2.5	4%	1.6	3%
Pulpwood	10.6	17%	8.9	15%	9.0	16%
Log sale volume	62.3	100%	59.3	100%	54.9	100%
Timber deed sale volume	0.2		0.4		0.7
Total volume	62.5		59.7		55.6

Fiscal Year 2019 compared to 2018. 2019 total volume was 2.8 MMBF, or 5%, higher than 2018. The greater volume is attributable to a recent increase to the Partnership’s annual sustained yield target. Volume harvested in excess of our 57 MMBF annual sustainable yield is attributable to the timber on Real Estate property and recent small-tract timberland acquisitions. The relative volume mix was similar to 2018, with slight variations attributable to the composition of the units harvested. The continued decline in whitewood export volume was driven by the weak export market to China.

Fiscal Year 2018 compared to 2017. Harvest volume, including timber deed sales, increased 4.1 MMBF, or 7%, in 2018. The increase in volume is attributable to harvest activity on recent small-tract acquisitions and Real Estate properties. Volume sold to the domestic market grew relative to the export market due to a mid-year weakening of China exports as U.S-China trade tensions developed during the second half of 2018. This reduced the whitewood premium normally paid by our export market customers to divert volume away from the domestic market, in turn resulting in an increase in the proportion of log volume sold to the domestic market.

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

Partnership Timber cost of sales for each year in the three-year period ended December 31, 2019, is as follows, with the first part of the table expressing these costs in total dollars and the second part of the table expressing those costs that are driven by volume on a per MBF basis:

(in thousands)	2019	2018	2017
Partnership
Harvest, haul, and tax	$14,992	$13,701	$10,855
Depletion	4,524	4,114	4,019
Other	89	13	—
Total cost of sales	$19,605	$17,828	$14,874

Amounts per MBF *
Harvest, haul, and tax	$241	$231	$198
Depletion	$72	$69	$72

* Timber deed sale volumes are excluded in the per MBF computation for harvest, haul and tax costs but included in the per MBF computation for depletion.

Fiscal Year 2019 compared to 2018. Cost of sales rose $1.8 million, or 10%, in 2019 due to 5% higher harvest volume, including timber deed sales, a 4% increase in the per-MBF harvest, haul and tax rate, and a 4% increase in the depletion rate. Note that timber deed sales include depletion expense but do not include harvest, haul, and tax expense. The greater per-MBF harvest, haul and tax rate reflects a higher relative proportion of harvesting operations occurring on steep terrain as well as the species composition and average piece size within the units harvested during 2019. The increase in the depletion rate is attributable to recent small-tract timberland acquisitions.

Fiscal Year 2018 compared to 2017. Cost of sales increased $3.0 million, or 20%, in 2018 due to a 7% increase in harvest volume, including timber deed sales, and a 17% increase in the per-MBF harvest, haul and tax rate. The increase in the per-MBF harvest, haul and tax rate reflects a higher relative proportion of harvesting operations occurring on steeper terrain compared to 2017.

Operating Expenses

Operating expenses include the cost of both maintaining existing roads and building temporary roads for harvesting, silviculture costs, and other management expenses. For the years ended December 31, 2019, 2018, and 2017, operating expenses were $5.3 million, $6.3 million, and $5.7 million, respectively. The decrease from 2018 to 2019 was due to lower management and silviculture expenses that were partially offset by increased road maintenance expenses. The increase from 2017 to 2018 was due to higher road costs, professional services expenses, and personnel costs related to increased harvest activity.

Funds Timber

Funds Timber operating results for each year in the three-year period ended December 31, 2019, are as follows:

	2019	2018	2017
Funds
Overall delivered log price per MBF	$589	$700	$632
Total volume (in MMBF)	81.1	77.0	55.9

(in thousands)
Log sale revenue	$44,429	$37,262	$30,947
Timber deed sale revenue	2,378	11,440	2,337
Other revenue	1,839	1,117	558
Total revenue	48,646	49,819	33,842
Cost of sales	(48,142)	(36,732)	(26,910)
Operating expenses - internal	(11,322)	(9,239)	(7,261)
Gain on sale of timberland	—	—	12,547
Operating income - internal	(10,818)	3,848	12,218
Eliminations *	5,532	4,567	3,368
Operating income - external	$(5,286)	$8,415	$15,586
* Represents management fees charged to the Funds and eliminated from operating expenses in consolidation. In the TIM segment, these fees are reflected as revenue, on an internal reporting basis, and eliminated in consolidation.

Operating income

Fiscal Year 2019 compared to 2018. Operating income decreased $13.7 million in 2019 from 2018, reflecting a 16% decline in weighted-average log price realizations and increases of 31% and 23% in cost of sales and operating expenses, respectively, that were partially offset by 5% higher log volume, including timber deed sales.

Fiscal Year 2018 compared to 2017. Similar to the results generated by Partnership Timber, Funds Timber benefited from a favorable operating environment through most of 2018. Funds Timber also added operations from the acquisition of two tree farms for Fund IV in early 2018 and a third in the 4th quarter of 2018. Operating income decreased $7.2 million, or 46% in

2018. Our 2017 results reflect a $12.5 million gain on the January 2017 sale of a 6,500-acre tree farm on the Oregon coast by Fund II. Excluding this gain, operating income increased by $5.4 million, driven by a $6.3 million rise in log sale revenue and a $9.1 million increase in timber deed sale revenue, which were partially offset by $9.8 million and $2.0 million increases in cost of sales and operating expenses, respectively.

Revenue

Fiscal Year 2019 compared to 2018. Log sale revenue increased $7.2 million, or 19%, from 2018. This increase was driven by a 42% rise in delivered log volume, which was partially offset by a 16% decline in average realized delivered log price. Timber deed sale revenue dropped $9.1 million in 2019, or 79%, driven primarily by a shift from timber deed to delivered log sales for two properties acquired by Fund IV in January of 2018. Once a property has been owned for a year, we can then begin delivered log sales and retain eligibility to be taxed as a REIT. The $722,000 increase in other revenue was primarily driven by salvage operations of fire-damaged timber on a Fund IV property.

Fiscal Year 2018 compared to 2017. Log sale revenue increased by $6.3 million, or 20%, in 2017. This increase was driven by a 9% rise in delivered log volume and an 11% increase in average realized log prices from the strong log markets we enjoyed during the first three quarters of the year. Timber deed sale revenue increased $9.1 million in 2018, driven primarily by timber deed sales from two properties acquired by Fund IV in January of 2018. The $559,000 increase in other revenue was primarily driven by a $425,000 easement sale for a cell tower and a $90,000 increase in ground leases for cell towers.

Log Prices

Funds Timber log prices for each year in the three-year period ended December 31, 2019, were as follows:

Average price realizations (per MBF)	2019	2018	2017
Funds
Douglas-fir domestic	$643	$784	$705
Douglas-fir export	700	853	810
Whitewood domestic	543	649	585
Whitewood export	538	693	687
Pine	438	545	496
Cedar	937	1,203	1,164
Hardwood	510	729	687
Pulpwood	329	365	295
Overall delivered log price	589	700	632
Timber deed sales	416	480	332

Fiscal Year 2019 compared to 2018. For the Funds, the overall realized log price was 16% lower in 2019 than 2018. Realized log prices for Douglas-fir and whitewood sawlogs (volume-weighted) declined 19% and 17%, respectively. Price decreases relative to 2018 were driven by abundant log supply for domestic producers that was primarily driven by greatly reduced demand from the log export market. Price decreases for other species groups include: pine (20%), cedar (22%), hardwood (30%), and pulpwood (10%). The 13% decline in the average price realized on timber deed sales is driven by the same market factors that resulted in price decreases for delivered log volume.

Fiscal Year 2018 compared to 2017. Overall realized log prices increased 11% in 2018 as we took advantage of particularly strong log markets during the first three quarters of 2018. Realized log prices for Douglas-fir and whitewood sawlogs (volume-weighted) increased 10% and 7%, respectively. Price increases relative to 2017 were driven by strengthening domestic demand from the continued recovery in the domestic housing market, however, log prices dropped precipitously after the third quarter as the export market to China lost steam as trade tensions intensified. Price increases for other species groups include: pine (10%), cedar (3%), hardwood (6%), and pulpwood (24%), again brought on by overall log market strength that weakened after the third quarter. The average price realized on timber deed sales increased 45% due to the sale of timber deeds from our recent Fund IV acquisitions in very strong log markets, as well as a higher mix of Douglas-fir volume in 2018 versus 2017 timber deed sales, which contained a higher proportion of whitewood volume.

Log Volume

The Funds sold the following log volumes by species for each year in the three-year period ended December 31, 2019:

Volume (in MMBF)	2019		2018		2017
Funds
Douglas-fir domestic	36.1	48%	16.5	31%	16.4	35%
Douglas-fir export	9.2	12%	8.3	16%	5.9	12%
Whitewood domestic	14.9	20%	14.6	27%	12.3	25%
Whitewood export	1.5	2%	3.2	6%	4.5	9%
Pine	4.5	6%	3.1	6%	3.6	7%
Cedar	1.0	1%	0.8	2%	0.5	1%
Hardwood	1.6	2%	1.2	2%	0.6	1%
Pulpwood	6.6	9%	5.5	10%	5.1	10%
Log sale volume	75.4	100%	53.2	100%	48.9	100%
Timber deed sale volume	5.7		23.8		7.0
Total volume	81.1		77.0		55.9

Partnership’s share of Funds	10.6		9.0		6.2

Fiscal Year 2019 compared to 2018. Volume from harvest and timber deed sales was 4.1 MMBF, or 5%, higher in 2019, driven by the addition of two tree farms to Fund IV in October 2018 and January 2019. A 22.2 MMBF increase in delivered log sale volume was mostly offset by an 18.1 MMBF decrease in timber deed volume. The shift from timber deed to delivered log sales is driven primarily by two properties acquired by Fund IV in January of 2018. The change in relative volume mix reflects a decrease in export volume to 14% in 2019 from 22% in 2018, indicative of the reduced export demand. The relative volume mix for Douglas-fir increased by 13%, while that of whitewood decreased 11%. The relative volume mix of the other species was consistent between 2018 and 2019.

Fiscal Year 2018 compared to 2017. Total harvest volume increased 21.1 MMBF, or 38%, in 2018. The increase was driven by a 16.8 MMBF increase in timber deed sales, which are primarily related to two properties that were acquired during Q1 2018 by Fund IV, and a 4.3 MMBF increase in delivered log sales. Douglas-fir export volume increased modestly as a percentage of total volume while Douglas-fir sold to domestic markets retreated, which was driven primarily by the quality of the Douglas-fir stands harvested during 2018. High quality Douglas-fir is often exported to the Japan market, and we harvested a greater proportion of high-quality Douglas-fir in 2018 than 2017. We observed the opposite situation with whitewood volume. Whitewood exports shrank as a percent of total volume due to weakness in the export market to China. As trade tensions increased in the latter half of 2018, the export market to China weakened, causing a reduction in the premium paid to divert volume from the domestic to the export market.

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

Funds Timber cost of sales for each year in the three-year period ended December 31, 2019, is as follows, with the first part of the table expressing these costs in total dollars and the second part of the table expressing those costs that are driven by volume on a per MBF basis:

(in thousands)	2019	2018	2017
Funds
Harvest, haul, and tax	$20,220	$13,304	$11,478
Depletion	26,654	23,007	15,168
Other	1,268	421	264
Total cost of sales	$48,142	$36,732	$26,910

Partnership’s share of Funds	$6,016	$3,928	$2,706

Amounts per MBF *
Harvest, haul, and tax	$268	$250	$235
Depletion	$329	$299	$271
* Timber deed sale volumes are excluded in the per MBF computation for harvest, haul and tax costs but included in the per MBF computation for depletion.

Fiscal Year 2019 compared to 2018. Cost of sales increased $11.4 million, or 31%, in 2018 due to 42% higher delivered log volume, 76% lower timber deed sale volume, a 7% increase in the per-MBF harvest, haul and tax rate, and a 10% increase in the per-MBF depletion rate. The increase in the harvest, haul, and tax rate reflects a higher relative proportion of harvesting operations occurring on steeper terrain in 2019 versus 2018. The increase in the average depletion rate between years reflects the increase in the relative share of total harvest volume from the newer Fund IV properties.

Fiscal Year 2018 compared to 2017. Cost of sales increased $9.8 million, or 36%, in 2018 primarily due to a 9% increase in delivered log volume, a 240% increase in timber deed sale volume, a 6% increase in the per-MBF harvest, haul and tax rate, and a 10% increase in the per-MBF depletion rate. The increase in the harvest, haul, and tax rate reflects a more varied terrain across which we harvested in 2018 versus 2017. The change in the average depletion rate between years reflects the change in the mix of volume from each tree farm in any year, as each tree farm carries a unique depletion rate.

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

(in thousands)	2019	2018	2017
Funds
Operating expenses - internal	$11,322	$9,239	$7,261
Elimination of asset and management fees	(5,532)	(4,567)	(3,368)
Operating expenses - external	$5,790	$4,672	$3,893

The increase from 2018 to 2019 was due to increases in professional services, silviculture and road expenses attributed to operating the entire Fund IV portfolio for the entire year. The increase from 2017 to 2018 was due to increases in professional services, silviculture and road expenses attributed to the two tree farms acquired in early 2018, as well as the increase in harvest volume.

Gain on Sale of Timberland

The $12.5 million gain on sale of timberland in the first quarter of 2017 resulted from the sale of a 6,500-acre tree farm on the Oregon coast by Fund II for $26.5 million. The Partnership’s share of this gain was $2.5 million.

Other information

The table below reflects the Partnership’s share of elements of the Funds’ results based on its 20%, 5%, and 15% ownership interest in Fund II, Fund III, and Fund IV, respectively. We present this as additional information to help readers understand the financial impact from investing in these private equity vehicles and the resulting economics of owning Pope Resources units. These results will fluctuate between periods based on the relative activity in each fund and the Partnership’s different ownership interest in each fund:

	Year Ended December 31,
	2019	2018	2017
Partnership's share of Funds
Total volume (MMBF)	10.6	9.0	6.2

(in thousands)
Log sale revenue	$5,703	$4,064	$3,666
Timber deed sale revenue	386	1,609	117
Other revenue	264	127	94

Cost of sales	(6,016)	(3,928)	(2,706)
Operating expenses - internal	(1,698)	(1,105)	(793)
Gain on sale of timberland	—	—	2,503
Eliminations *	656	504	328
* Represents the Partnership’s share of management fees charged to the Funds and eliminated from operating expenses in consolidation. In the TIM segment, these fees are reflected as revenue, on an internal reporting basis, and eliminated in consolidation.

Timberland Investment Management (TIM)

Fund Distributions and Fees Paid to the Partnership

The Partnership received combined distributions from the Funds of $1.4 million, $1.9 million, and $6.4 million in 2019, 2018, and 2017, respectively. Fund distributions are paid from available Fund cash, generated primarily from the harvest and sale of timber after paying Fund expenses, management fees, and recurring capital costs. Fund distributions received by the Partnership during 2017 included $5.5 million generated by the sale of one of Fund II’s tree farms in January 2017.

The Partnership earned investment and timberland management fees from the Funds which totaled $5.8 million, $4.6 million, and $3.4 million in 2019, 2018, and 2017, respectively. These fees are eliminated in the Partnership’s consolidated financial statements, but generate cash for the Partnership.

Revenue and Operating Loss

The fees earned from managing the Funds include a fixed component related to invested capital and acres under management, and a variable component related to harvest volume from the Funds’ tree farms. As all fee revenue from the Funds is eliminated in consolidation, operating losses consist almost entirely of operating expenses incurred by the TIM segment.

Revenue and operating loss for the TIM segment for each year in the three-year period ended December 31, 2019, were as follows:

	Year ended December 31,
(in millions, except acre and volume data)	2019	2018	2017
Revenue - internal	$5.8	$4.6	$3.4
Intersegment eliminations	(5.7)	(4.6)	(3.4)
Revenue - external	$0.1	$—	$—

Operating income (loss) - internal	$0.6	$—	$(0.2)
Intersegment eliminations	(5.5)	(4.5)	(3.3)
Operating loss - external	$(4.9)	$(4.5)	$(3.5)

Invested capital	$406	$386	$240
Acres under management	141,000	134,000	88,000
Harvest volume, including timber deed sales - Funds (MMBF)	81.1	77.0	55.9

Fiscal Year 2019 compared to 2018. TIM generated management fee revenue of $5.8 million and $4.6 million from managing the Funds in 2019 and 2018, respectively. The increase in fee revenue resulted from a full year of management fees for the entire Fund IV portfolio for all of 2019.

Fiscal Year 2018 compared to 2017. TIM generated management fee revenue of $4.6 million and $3.4 million from managing the Funds in 2018 and 2017, respectively. The increase in fee revenue resulted from the acquisition of two tree farms by Fund IV in Q1 2018 and a third tree farm in Q4 2018.

Operating expenses incurred by the TIM segment totaled $4.9 million in 2019, $4.5 million in 2018, and $3.5 million in 2017. The increase in operating expenses is attributable to the costs associated with managing most of the Fund IV portfolio for all of 2019.

Real Estate

Revenue and Operating Income

The Real Estate segment’s activities consist of investing in and later reselling improved properties, holding properties for later development and sale, and managing commercial properties. Revenue is generated primarily from the sale of land within our 1,500-acre portfolio, sales of development rights known as conservation easements (CE’s), sales of tracts from the Partnership’s timberland portfolio, and residential and commercial rents from our Port Gamble and Poulsbo properties. The CE sales allow us to continue conducting harvest operations on the timberland, but bar any future subdivision, or real estate development on, the property. The Partnership’s Real Estate holdings are located primarily in the Washington counties of Pierce, Kitsap, and Jefferson with sales of land for this segment typically falling into one of three general types:

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

Results from Real Estate operations are expected to vary significantly from year to year as we make multi-year investments in entitlements and infrastructure prior to selling entitled or developed land. Further, Real Estate results will vary as a result of adjustments to our environmental remediation liability related to Port Gamble. These adjustments are reflected in our Real Estate segment within operating expenses. Real Estate segment revenue and gross margin for each year in the three-year period ended December 31, 2019, consisted of the following components:

(in thousands except acres)						Per acre/lot *
Description	Revenue	Gross margin	Gross margin %	Units Sold		Revenue	Gross margin
Development rights (CE)	$2,610	$2,363	91%	Acres:	1,937	$1,347	$1,220
Gig Harbor residential	12,025	3,652	30%	Lots:*	65	185,000	56,185
Other residential	770	204	26%	Lots:*	7	110,000	29,143
Unimproved land	4,383	2,974	68%	Acres:	1,134	3,865	2,623
Total land	19,788	9,193	46%
Rentals and other	1,464	622
2019 Total	$21,252	$9,815	46%

Development rights (CE)	3,730	3,485	93%	Acres:	7,800	478	447
Bremerton residential	1,375	292	21%	Lots:*	110	12,500	2,655
Other residential	751	247	33%	Lots:	3	250,333	82,333
Other commercial	400	124	31%	Acres:	1	400,000	124,000
Unimproved land	205	166	81%	Acres:	13	15,769	12,769
Total land	6,461	4,314	67%
Rentals and other	1,843	463
2018 Total	$8,304	$4,777	58%

Conservation land sales	$5,056	$4,289	85%	Acres:	1,720	$2,940	$2,494
Gig Harbor residential	14,157	3,557	25%	Lots:*	93	152,226	38,247
Gig Harbor commercial	3,500	1,414	40%	Acres:	12	291,667	117,833
Other residential	2,255	924	41%	Lots:*	12	187,917	77,000
Total land	24,968	10,184	41%
Rentals and other	1,332	(84)
2017 Total	$26,300	$10,100	38%

* Lots represent residential single-family lots

Revenue

Land transactions. In the third quarter of 2019, we closed on the sale of the final 65 residential lots from our Harbor Hill project in Gig Harbor, Washington, for $12.0 million and seven residential rural lots for a combined $770,000. In the fourth quarter of 2019, we closed on the sale of a 921-acre parcel of timberland for $3.3 million, though we retained timber deeds for periods ranging from five to 15 years on 128 of those acres, a conservation easement on 1,937 acres of our Hood Canal tree farm for $2.6 million, and a 210-acre parcel of undeveloped land for $1.1 million.

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

Rentals and other.  Rental and other activities in our Real Estate segment are generally much less volatile from year-to-year than land sales. Rentals and other in 2019 and 2018 included development and investment management fees related to our joint-venture project on Bainbridge Island as well as a consulting project for the City of Bainbridge Island that finished in Q2 2019.

Cost of Sales

Real Estate cost of sales for each of the three years ended December 31, 2019, 2018, and 2017 was $11.4 million, $3.5 million, and $16.2 million, respectively, with these amounts comprised of land basis, legal, other closing costs, as well as costs incurred in the generation of rental revenue. Unlike fee simple sales which include land basis in cost of sales, CE sales typically have little or no cost basis as part of the transaction. The changes in cost of sales from year-to-year are driven directly by the volume and types of sales with Gig Harbor lot sales generally representing the most expensive lots we sell due to the amount of infrastructure improvement costs associated with these lots.

Operating Expenses

Real Estate operating expenses for each of the three years ended December 31, 2019, 2018, and 2017 were $6.7 million, $10.2 million, and $5.5 million, respectively. Excluding environmental remediation charges, described below, Real Estate operating expenses for each of the three years ended December 31, 2019, 2018, and 2017 were $5.1 million, $4.6 million, and $5.5 million, respectively. The increase from 2018 to 2019 is due primarily to our share of the net losses from an unconsolidated real estate joint venture while it is in the process of securing tenants for its new apartment building on Bainbridge Island, Washington. The decrease from 2017 to 2018 is due primarily to lower professional fees in connection with planning and development for properties, as well as reduced labor costs resulting from lower personnel in the Real Estate segment in 2018 as the Harbor Hill project progressed towards completion.

Environmental Remediation

The environmental remediation liability represents estimated costs to remediate and monitor certain areas in and around the townsite/millsite of Port Gamble, Washington. The history of that site is summarized at “Business – Real Estate – Environmental Remediation.”

We have adjusted the liability from time to time based on evolving circumstances. We recorded a $1.6 million increase to the liability in 2019 and a $5.6 million increase to the liability in 2018. Following is a summary of each of these adjustments and the next steps for the project:

2018 Adjustments
During 2018, we worked with the Washington State Department of Ecology (DOE) to formulate the design of the millsite cleanup. As a result of this design work, we were informed by DOE during the second quarter that we needed to excavate, cap, and monitor a greater amount of soil contamination at the millsite than we had previously anticipated. These changes led us to increase our accrual by $2.9 million in the second quarter of 2018.

During 2018, we finalized the remedial investigation/feasibility study (RI/FS) and draft Cleanup Action Plan (CAP) and submitted it to DOE in early 2019. These two documents reflected the new scope of the millsite cleanup. We also made progress on the Natural Resource Damages (NRD) component of the project during the second half of 2018. As we have disclosed previously, certain environmental laws allow state, federal, and tribal trustees (collectively, the Trustees) to bring suit against property owners to recover damages for injuries to natural resources. Like the liability that attaches to current property owners in the cleanup context, liability for NRD can attach to a property owner simply because an injury to natural resources resulted from releases of hazardous substances on that owner’s property, regardless of culpability for the release. In the case of Port Gamble, the Trustees are alleging that the Partnership has NRD liability because of releases that occurred on its property. We have been in discussions with the Trustees regarding their claims and the alleged conditions in Port Gamble Bay and have also been discussing restoration alternatives that might address the damages the Trustees allege. These discussions progressed to the point where we could identify a short list of restoration projects that would resolve the Trustees’ NRD claims. We re-evaluated our liability to incorporate the information included in the RI/FS submission for the millsite and the status of the discussions with the NRD trustees and recorded an additional $2.7 million increase to our liability. This, along with the second quarter adjustment described above, brought the total adjustment to the liability to $5.6 million for 2018.

2019 Adjustment and next steps

The 2019 increase to the liability was necessary to address continuing developments in our NRD negotiations and an expansion of our long-term monitoring obligations. Ongoing negotiations with the NRD Trustees required us to expand on the scope of the restorations projects we had proposed earlier. In addition, results from the landfill monitoring we had performed in 2018 and 2019 caused the Kitsap Public Health District (KPHD) to require bi-annual monitoring through 2021, rather than the annual monitoring that we had previously anticipated. The scope expansion for the NRD restoration projects and more frequent landfill monitoring activity required by KPHD resulted in a combined $1.6 million increase to our liability in the fourth quarter of 2019.

The CAP and consent decree for the millsite are expected to be finalized during mid-year 2020, following a public review period. For the NRD component of the project, we are continuing to discuss settlement with the Trustees and remain hopeful that we will also have a settlement agreement in place by mid-year 2020. In both cases, it is reasonably possible that our cost estimates could change as a result of changes to either the millsite cleanup or the NRD restoration components of the liability, or both. With the 2018 adjustment and the in-water cleanup completed, however, we expect that any future adjustments to the liability should be less significant than they have been historically. We currently expect the millsite cleanup and NRD restoration to occur over the next two to three years.

Finally, there will be a monitoring period of approximately 10 to 15 more years during which we will monitor conditions in the Bay, on the millsite, and at the landfill containing the dredged and excavated sediments, which is on land that we own a short distance from the town of Port Gamble. During this monitoring phase, conditions may arise that require corrective action, and monitoring protocols may change over time. In addition, extreme weather events could cause damage to the sediment caps that would need to be repaired. These factors could result in additional costs.

Should any future circumstances result in a change to the estimated cost of the project, we will record an appropriate adjustment to the liability in the period it becomes known and when we can reasonably estimate the amount.

General & Administrative (G&A)

G&A expenses were $12.1 million, $7.2 million, and $5.7 million for 2019, 2018, and 2017, respectively. The increase in G&A expenses is due primarily to legal and professional fees of $5.3 million for the full year of 2019 related to our strategic evaluation project, which ultimately led to the recently announced pending merger with Rayonier, Inc. and its subsidiaries. The increase from 2017 to 2018 was due primarily to professional fees associated with the previously discussed review of the Partnership’s capital allocation strategy, business mix, and organizational structure.

Interest Income and Expense

(in thousands)	2019	2018	2017
Interest income - Partnership	$3	$132	$3
Interest expense - Partnership	(3,717)	(3,075)	(2,644)
Interest expense - Funds	(2,247)	(2,247)	(2,321)
Capitalized interest expense - Partnership	164	295	491
Net interest expense	$(5,797)	$(4,895)	$(4,471)

The increases in interest expense for the Partnership are due primarily to increasing debt balances. In 2019 and 2018, the Partnership borrowed on its credit facilities to finance its co-investment in Fund IV’s timberland acquisitions. The Partnership’s and Fund III’s debt arrangements with Northwest Farm Credit Services (NWFCS) include an annual rebate of a portion of interest expense paid in the prior year (patronage). This NWFCS patronage program is a feature common to most of this lender’s loan agreements. The patronage program reduced interest expense by $1.4 million, $1.4 million and $1.0 million in 2019, 2018, and 2017, respectively. The increase in the patronage rebate is due to the higher debt balances as well as an increase in the patronage rate in 2018.

Capitalized interest relates to our Harbor Hill project. The changes in capitalized interest from year-to-year are due to the reduction in basis from completed construction activity at Harbor Hill. Following the sale of the final residential lots in Q3 2019, we are no longer capitalizing interest on the Gig Harbor project as we are not currently performing construction on the small remaining portion of that project.

Income Taxes

We recorded income tax expense of $159,000, $104,000 and $1.2 million in 2019, 2018 and 2017, respectively, based on taxable income in our taxable corporate subsidiaries. The increase in income tax expense for 2017 resulted primarily from stronger log prices and higher harvest volumes which generated higher taxable income in 2017, particularly in the taxable corporations in our timber funds.

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

Noncontrolling Interests-ORM Timber Funds

Noncontrolling interests-ORM Timber Funds represents the portion of 2019, 2018, and 2017 net (income) losses of the Funds attributable to third-party owners of the Funds. Included in these results are the management fees charged by ORM LLC (as subsidiary of the Partnership) to the Funds, interest, and income taxes. The portion of the loss or (income) attributable to these third-party investors is added back or deducted to determine “Net and comprehensive (income) loss attributable to unitholders” as follows:

(in thousands)
Noncontrolling interest-2019	Fund II	Fund III	Fund IV	Total
Management fees paid to ORM LLC	$(1,102)	$(2,281)	$(2,149)	$(5,532)
Operations	3,765	(1,828)	(7,223)	(5,286)
Fund operating income (loss) - internal	2,663	(4,109)	(9,372)	(10,818)
Interest expense	(1,086)	(1,161)	—	(2,247)
Income tax benefit (expense)	56	(193)	50	(87)
Fund net income (loss) - internal	1,633	(5,463)	(9,322)	(13,152)
Net (income) loss attributable to noncontrolling interest	$(1,306)	$5,190	$7,929	$11,813

Noncontrolling interest-2018	Fund II	Fund III	Fund IV **	Total
Management fees paid to ORM LLC	$(1,032)	$(2,321)	$(1,200)	$(4,553)
Operations	5,359	2,188	854	8,401
Fund operating income (loss) - internal	4,327	(133)	(346)	3,848
Interest expense	(1,086)	(1,161)	—	(2,247)
Income tax benefit (expense)	23	(203)	—	(180)
Fund net income (loss) - internal	3,264	(1,497)	(346)	1,421
Net (income) loss attributable to noncontrolling interest	$(2,611)	$1,421	$295	$(895)

Noncontrolling interest-2017	Fund II *	Fund III	Fund IV **	Total
Management fees paid to ORM LLC	$(1,063)	$(2,305)	$—	$(3,368)
Operations	16,461	(483)	(392)	15,586
Fund operating income (loss) - internal	15,398	(2,788)	(392)	12,218
Interest expense	(1,087)	(1,235)	—	(2,322)
Income tax expense	(448)	(440)	—	(888)
Fund net income (loss) - internal	13,863	(4,463)	(392)	9,008
Net (income) loss attributable to noncontrolling interest	$(11,092)	$4,240	$336	$(6,516)

* Fund II recognized a gain of $12.5 million on the sale of one of its tree farms in January 2017.
** Fund IV was launched in December 2016, but did not acquire its first tree farm until January 2018.

Liquidity and Capital Resources

We ordinarily finance our business activities using operating cash flows and, where appropriate in management’s assessment, commercial credit arrangements with banks or other financial institutions. We expect that funds generated internally from operations and externally through financing will provide the required resources for the Partnership’s and Funds’ future operations and capital expenditures for at least the next twelve months.

The Partnership’s debt consists of mortgage debt with fixed and variable interest rate tranches and an operating line of credit with Northwest Farm Credit Services (NWFCS). The Partnership’s mortgage debt at December 31, 2019, includes a $71.8 million credit facility with NWFCS structured in ten tranches that mature from 2024 through 2036, as well as a $40.0 million delayed-draw facility under which the Partnership may borrow at any time through October 2023. This facility matures in October 2028 and $7.0 million was outstanding at December 31, 2019. The Partnership’s credit arrangements with NWFCS include an accordion feature under which the Partnership may borrow, subject to lender approval, up to an additional $50.0 million under either the $71.8 million or the $40.0 million facility. The Partnership has a $30.0 million operating line of credit that matures in October 2023, and had $16.0 million outstanding as of December 31, 2019. The operating line of credit carries a variable interest rate that is based on the one-month LIBOR rate plus 1.6%. All of these facilities are collateralized by portions of the Partnership’s timberland. In addition, our commercial office building in Poulsbo, Washington is collateral for a $2.2 million amortizing loan from NWFCS that matures through 2023.

These debt agreements contain covenants that are measured annually, consisting of the following:

•	a maximum debt-to-total-capitalization ratio of 30%, with total capitalization calculated using fair market (vs. carrying) value of Partnership timberland, roads and timber; and

•	a maximum loan-to-appraised value of collateral of 50%.

The Partnership is in compliance with these covenants as of December 31, 2019, and management expects to remain in compliance for at least the next twelve months.

Mortgage debt within our private equity funds is collateralized by Fund properties only, with no recourse to the Partnership. Fund II has a timberland mortgage comprised of two fixed-rate tranches totaling $25.0 million with MetLife Insurance Company. The tranches are non-amortizing and both mature in September 2020. The loans allow for, but do not require, annual principal payments of up to 10% of outstanding principal without incurring a make-whole premium. This mortgage is collateralized by a portion of Fund II’s timberland portfolio. Fund II’s covenants contain a requirement to maintain a loan-to-value ratio of less than 50%, with the denominator defined as fair market value of the timberland pledged as collateral. Fund III has a timberland mortgage with NWFCS comprised of two fixed rate tranches totaling $32.4 million. This mortgage is collateralized by a portion of Fund III’s timberland and is non-amortizing, with an $18.0 million tranche maturing in December 2023 and a $14.4 million tranche maturing in October 2024. Fund III’s loan contains covenants, measured annually, that require Fund III to maintain an interest coverage ratio of 1.5:1, not exceed a debt-to-appraised value of collateral of 50%, and maintain working capital of $500,000. Fund II and Fund III are in compliance with these covenants as of December 31, 2019, and we expect they will remain in compliance for at least the next twelve months.

The Partnership’s and Fund III’s debt arrangements with Northwest Farm Credit Services (NWFCS) include an annual rebate of a portion of interest expense paid in the prior year (patronage). The weighted average interest rates on debt for the Partnership and Funds were as follows at December 31, 2019:

	Weighted Average Interest Rate
	Gross	Net After Patronage

Partnership debt	4.39%	3.34%
Funds debt	4.58%	3.88%

The change in cash flows from 2019 to 2018 and 2018 to 2017, respectively, is broken down in the following table:

(in thousands)	2019	Change	2018	Change	2017
Cash provided by operations	$34,221	$(5,557)	$39,778	$7,798	$31,980
Investing activities
Capital expenditures	(3,358)	743	(4,101)	(1,601)	(2,500)
Proceeds from sale of property and equipment	142	100	42	12	30
Proceeds from sale of timberland	90	90	—	(26,590)	26,590
Proceeds from insurance recovery	365	365	—	—	—
Investment in real estate joint venture	—	—	—	5,790	(5,790)
Deposits for acquisitions of timberland - Funds	—	1,005	(1,005)	4,683	(5,688)
Acquisition of timberland - Partnership	(812)	5,544	(6,356)	(475)	(5,881)
Acquisition of timberland - Funds	(19,313)	121,326	(140,639)	(140,639)	—
Cash provided by (used in) investing activities	(22,886)	129,173	(152,059)	(158,820)	6,761
Financing activities
Line of credit borrowings	24,886	(7,589)	32,475	4,475	28,000
Line of credit repayments	(25,286)	(13,011)	(12,275)	13,525	(25,800)
Repayment of long term debt	(128)	(5)	(123)	4,996	(5,119)
Proceeds from issuance of long-term debt	3,000	(1,000)	4,000	4,000	—
Debt issuance costs	(125)	108	(233)	(129)	(104)
Proceeds from unit issuances	42	(173)	215	206	9
Unit repurchases	(863)	326	(1,189)	116	(1,305)
Payroll taxes paid on unit net settlements	(80)	21	(101)	(7)	(94)
Cash distributions to unitholders	(17,435)	(3,492)	(13,943)	(1,728)	(12,215)
Cash distributions from Real Estate joint venture	136	136	—	—	—
Cash distributions - ORM Timber Funds, net of distributions to Partnership	(9,886)	5,621	(15,507)	15,396	(30,903)
Capital call - ORM Timber Funds, net of Partnership contribution	17,259	(102,476)	119,735	114,498	5,237
Capital call - Real Estate, net of Partnership contribution	—	—	—	(5,900)	5,900
Preferred stock issuance - ORM Timber Funds	125	125	—	—	—
Cash provided by (used in) financing activities	(8,355)	(121,409)	113,054	149,448	(36,394)
Net increase in cash and restricted cash	$2,980	$2,207	$773	$(1,574)	$2,347

Operating cash activities. The decrease in cash provided by operating activities of $5.6 million from 2018 to 2019 resulted primarily from $4.9 million increase in general and administrative expenses and a 17% decline in log prices. This decline was offset partially, however, by a $13.3 million increase in Real Estate sales and a 5% increase in harvest volume.

The increase in cash provided by operating activities of $7.8 million from 2017 to 2018 resulted primarily from a 9% increase in log prices and a 22% increase in harvest volume. These favorable results were partially offset, however, by an $18.5 million decrease in Real Estate sales. Additional contributions to the increase in cash provided by operations included a $6.3 million decrease in environmental remediation expenditures and a $4.4 million decrease in real estate project expenditures.

Investing cash activities. The $129.2 million increase in cash from investing activities from 2018 to 2019 resulted from a decrease in timberland acquisitions for Fund IV in 2019 compared to 2018 and a decrease in small tract acquisitions for the Partnership in 2019 compared to 2018. Capital expenditures were also higher in 2018.

The $158.8 million decrease in cash from investing activities from 2017 to 2018 was due primarily to sales and acquisitions of timberland by the Partnership and Funds. In addition, a consolidated subsidiary of the Partnership invested $5.8 million in an unconsolidated real estate joint venture in 2017.

Financing activities. The $121.4 million decrease in cash from financing activities from 2018 to 2019 resulted primarily from a $102.5 million net decrease in capital calls from the Funds and $21.6 million lower borrowings under our credit facilities. This was offset partially by lower distributions by the Funds and the Partnership in the aggregate.

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

Expected Future Changes to Cash Flows

Due to the recently announced pending acquisition of the Partnership, which is expected to close by mid-year 2020, changes to future cash flows are difficult to predict. We expect that our G&A expenses will continue at an elevated level until the transaction closes. For the first half of 2020, we expect timber prices to remain relatively flat.

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

The percentage of total annual harvest volume, on a Combined basis and excluding timber deed sales, by quarter for each year in the three-year period ended December 31, 2019, was as follows:

Year ended	Q1	Q2	Q3	Q4
2019	26%	30%	18%	25%
2018	23%	26%	25%	26%
2017	26%	22%	19%	31%

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

Contractual Obligations, Commercial Commitments and Contingencies

Our commitments at December 31, 2019, are presented in the following table:

(in thousands)	Payments Due By Period /Commitment Expiration Date
Obligation or Commitment	Total	Less than 1 year	1-3 years	4-5 years	After 5 years
Debt - Partnership	$97,009	$133	$281	$23,793	$72,802
Debt - Funds	57,380	25,000	—	32,380	—
Operating leases	161	98	63	—	—
Interest on debt - Partnership	45,014	4,272	8,529	8,312	23,901
Interest on debt - Funds	10,409	2,629	4,901	2,879	—
Environmental remediation	10,010	1,105	7,361	218	1,326
Other long-term obligations	121	25	50	46	—
Total contractual obligations or commitments	$220,104	$33,262	$21,185	$67,628	$98,029

Environmental remediation represents our estimate of potential liability associated with environmental contamination at Port Gamble. “Other long-term obligations” consists of a $121,000 liability for a supplemental employment retirement plan.

The impact of inflation on our consolidated financial condition and consolidated results of operations for each of the periods presented was not material.

Off-Balance Sheet Arrangements

The Partnership is not a party to any material off-balance sheet arrangements and does not hold any variable interests in unconsolidated entities.

Capital Expenditures and Commitments

We expect capital expenditures for 2020 will be largely consistent with prior years. With the sale of the final residential lots from our Harbor Hill project in Gig Harbor in 2019, we do not expect significant Real Estate project expenditures in 2020.

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

The standing timber inventory system is subject to three processes each quarter to monitor and maintain accuracy. The first is the cruise update process, the second is a comparison of the volume actually extracted by harvest to the volume in the standing inventory system at the time of the harvest (otherwise known as “cutout analysis”), and the third is necessary adjustments to productive acres based on actual acres harvested. The portion of productive acres of timber stands on the Combined tree farms that are physically measured or re-measured by cruising is such that generally stands with actual volume are cruised every seven years. Specific acres are first selected for cruising with a bias towards those acres that have gone the longest without a cruise and, second, with a bias towards those acres that have been growing the longest. Only stands older than 20 years are selected as subject to a cruise and, as the cruise is performed, only those trees with a diameter at breast height (DBH) (approximately 4.5 feet from the ground) of at least 5.6 inches are measured for inclusion in the inventory. For younger stands, all trees are tallied during the cruise process so that growth models can accurately predict how future stands will develop. The cutout analysis compares the total volume for a stand which was grown annually using systems designed to predict future yields, based on growth models, to actual harvest volumes. Due to the nature of statistical sampling, the results of the quarterly cutout analysis is meaningful only in the context of accumulated results over several years, and not in the context of a single harvest unit. Minor adjustments both up and down to productive acres are made quarterly after foresters and managers accurately map those harvested acres in the Geographic Information System (GIS). These adjusted acres are linked to the inventory system and are used to drive the estimates of future available volume. Over the last five years, our overall volume variances from the cutout analysis, which examines harvested stands rather than the entire population of merchantable timber, have been as much as approximately 8% in any one year, but have averaged about 6% in the aggregate over that time frame. Moreover, as our volume estimates in our standing inventory system are adjusted regularly as part of the cruising process, our depletion rates are continually incorporating the resulting updated volumes.

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

A hypothetical 5% change in estimated merchantable timber volume would have changed 2019 depletion expense by approximately $1.2 million.

Timber deed sale revenue. Our timber deed sale contracts provide the customer the legal right to harvest timber on the Partnership’s or Funds’ property. Revenue is generally recognized when the contract is signed, as this transfers control of the timber to the customer. The value of a timber deed contract is determined based on the estimated timber volume by tree species multiplied by the contracted price. The total contract value is an estimate as it is based on the estimated timber inventory and species mix of the harvest units subject to the contract. A hypothetical 5% change in the estimated timber inventory volume of timber deed sale contracts would have changed 2019 revenue by approximately $120,000.

Environmental remediation. The Partnership has an accrual for estimated environmental remediation costs of $10.0 million and $9.1 million as of December 31, 2019 and 2018, respectively. The environmental remediation liability represents estimated payments to be made to remedy and monitor certain areas in and around Port Gamble Bay and complete related natural resource damages restoration projects. Additional information about the Port Gamble site is presented in “Business – Real Estate – Environmental Remediation” above and in “Management’s Discussion and Analysis – Real Estate”. The remaining costs for the project include costs to clean up the millsite and monitor the conditions in Port Gamble Bay, on the millsite, and at the storage location of the dredged sediments. The millsite remediation will include primarily excavation of contaminated soils and placement of clean caps. Monitoring costs include primarily evaluating and maintaining caps, as well as sampling and surveying the conditions at the site and taking any corrective action that may be necessary based on the results. The remaining monitoring period is estimated to be approximately 13 years, but could be shorter or longer depending on the information gathered during the monitoring period.

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

Item 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

At December 31, 2019, the Partnership and Funds had a combined $125.4 million of fixed-rate debt outstanding with a fair value of approximately $162.1 million based on the current interest rates for similar financial instruments. A change in the interest rate on fixed-rate debt will affect the fair value of the debt, whereas a change in the interest rate on variable-rate debt will affect interest expense and cash flows. A hypothetical 1% change in prevailing interest rates would change the fair value of our fixed-rate long-term debt obligations by $3.8 million and result in a $290,000 change in annual interest expense from our variable-rate debt balance of $29.0 million at December 31, 2019.
.

Item 8.            FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

POPE RESOURCES

A DELAWARE LIMITED PARTNERSHIP

YEARS ENDED DECEMBER 31, 2019, 2018, AND 2017

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP

YEARS ENDED DECEMBER 31, 2019, 2018, AND 2017

Report of Independent Registered Public Accounting Firm

To the Unitholders of Pope Resources, A Delaware Limited Partnership and the Board of Directors of Pope MGP, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Pope Resources, A Delaware Limited Partnership, and subsidiaries (the Partnership) as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income (loss), partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 28, 2020 expressed an unqualified opinion on the effectiveness of the Partnership’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 1 to the consolidated financial statements, the Partnership changed its method of accounting for revenue recognition effective January 1, 2018 due to the adoption of ASC 606 Revenue from Contracts with Customers.
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

(signed) KPMG LLP

We have served as the Partnership‘s auditor since 2002.

Seattle, Washington
February 28, 2020

Report of Independent Registered Public Accounting Firm

To the Unitholders of Pope Resources, A Delaware Limited Partnership and the Board of Directors of Pope MGP, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Pope Resources, A Delaware Limited Partnership, and subsidiaries’ (the Partnership) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Partnership maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2019 and 2018, the related consolidated statements of comprehensive income (loss), partners’ capital, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 28, 2020 expressed an unqualified opinion on those consolidated financial statements.
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

(signed) KPMG LLP

Seattle, Washington
February 28, 2020

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP
CONSOLIDATED BALANCE SHEETS
DECEMBER 31, 2019 AND 2018
(IN THOUSANDS)

ASSETS	2019	2018
Current assets
Partnership cash	$2,030	$1,784
ORM Timber Funds cash	6,197	3,330
Cash	8,227	5,114
Restricted cash	810	943
Total cash and restricted cash	9,037	6,057
Accounts receivable	3,824	4,670
Contract assets	2,765	2,872
Land held for sale	—	5,697
Prepaid expenses and other current assets	1,385	1,070
Total current assets	17,011	20,366
Properties and equipment, at cost
Timber and roads	367,305	377,970
Timberland	77,035	74,267
Land held for development	20,223	20,891
Buildings and equipment, net of accumulated depreciation	5,340	5,500
Total properties and equipment, at cost	469,903	478,628

Other assets	6,635	9,255
Total assets	$493,549	$508,249

LIABILITIES, PARTNERS’ CAPITAL AND NONCONTROLLING INTERESTS
Current liabilities
Accounts payable	$1,700	$2,379
Accrued liabilities	7,165	5,191
Current portion of long-term debt - Partnership	133	128
Current portion of long-term debt - Funds	24,990	—
Deferred revenue	223	336
Current portion of environmental remediation liability	1,104	1,082
Other current liabilities	1,399	865
Total current liabilities	36,714	9,981

Long-term debt, net of unamortized debt issuance costs and current portion - Partnership	96,406	93,928
Long-term debt, net of unamortized debt issuance costs - Funds	32,345	57,313
Environmental remediation and other long-term liabilities	9,091	8,427
Commitments and contingencies

Partners’ capital
General partners' capital (units issued and outstanding 2019 - 60; 2018 - 60)	751	944
Limited partners' capital (units issued and outstanding 2019 - 4,258; 2018 - 4,253)	42,010	56,533
Noncontrolling interests	276,232	281,123
Total partners’ capital and noncontrolling interests	318,993	338,600
Total liabilities, partners’ capital, and noncontrolling interests	$493,549	$508,249
See accompanying notes to consolidated financial statements.

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
YEARS ENDED DECEMBER 31, 2019, 2018, AND 2017
(IN THOUSANDS, EXCEPT PER UNIT INFORMATION)

	2019	2018	2017
Revenue
Partnership Timber	$39,987	$45,422	$39,672
Funds Timber	48,646	49,819	33,842
Timberland Investment Management	18	9	9
Real Estate	21,252	8,304	26,300
Total revenue	109,903	103,554	99,823
Costs and expenses
Cost of sales
Partnership Timber	(19,605)	(17,828)	(14,874)
Funds Timber	(48,142)	(36,732)	(26,910)
Real Estate	(11,437)	(3,527)	(16,200)
Total cost of sales	(79,184)	(58,087)	(57,984)
Operating expenses
Partnership Timber	(5,288)	(6,268)	(5,671)
Funds Timber	(5,790)	(4,672)	(3,893)
Timberland Investment Management	(4,893)	(4,495)	(3,520)
Real Estate	(5,118)	(4,579)	(5,508)
Environmental remediation (Real Estate)	(1,576)	(5,600)	—
General & Administrative	(12,139)	(7,217)	(5,742)
Total operating expenses	(34,804)	(32,831)	(24,334)
Gain on sale of timberland	87	—	12,547
Operating income (loss)
Partnership Timber	15,181	21,326	19,127
Funds Timber	(5,286)	8,415	15,586
Timberland Investment Management	(4,875)	(4,486)	(3,511)
Real Estate	3,121	(5,402)	4,592
General & Administrative	(12,139)	(7,217)	(5,742)
Total operating income (loss)	(3,998)	12,636	30,052
Interest expense, net	(5,797)	(4,895)	(4,471)
Income (loss) before income taxes	(9,795)	7,741	25,581
Income tax expense	(159)	(104)	(1,176)
Net and comprehensive income (loss)	(9,954)	7,637	24,405
Net and comprehensive (income) loss attributable to noncontrolling interests-ORM Timber Funds	11,813	(895)	(6,516)
Net and comprehensive loss attributable to noncontrolling interests-Real Estate	576	79	2
Net and comprehensive income attributable to unitholders	$2,435	$6,821	$17,891
Allocable to general partners	$34	$95	$250
Allocable to limited partners	2,401	6,726	17,641
Net and comprehensive income attributable to unitholders	$2,435	$6,821	$17,891
Basic and diluted earnings per unit attributable to unitholders	$0.52	$1.54	$4.10
Distributions per unit	$4.00	$3.20	$2.80
 See accompanying notes to consolidated financial statements.

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL
YEARS ENDED DECEMBER 31, 2019, 2018, AND 2017
(IN THOUSANDS)

		Attributable to Pope Resources
	Units	General Partners	Limited Partners	Noncontrolling Interests	Total
December 31, 2016	4,315	$934	$58,199	$189,331	$248,464
Net income	—	250	17,641	6,514	24,405
Cash distributions	—	(171)	(12,044)	(30,903)	(43,118)
Capital call		—	—	11,137	11,137
Equity-based compensation	15	16	1,112	—	1,128
Unit issuances - distribution reinvestment plan	—	—	9	—	9
Unit repurchases	(18)	—	(1,305)	—	(1,305)
Indirect repurchase of units for minimum tax withholding	(1)	(1)	(93)	—	(94)
December 31, 2017	4,311	1,028	63,519	176,079	240,626
Net income	—	95	6,726	816	7,637
Cash distributions	—	(194)	(13,749)	(15,507)	(29,450)
Capital call	—	—	—	119,735	119,735
Equity-based compensation	17	16	1,111	—	1,127
Unit issuances - distribution reinvestment plan	3	—	215	—	215
Unit repurchases	(17)	—	(1,189)	—	(1,189)
Indirect repurchase of units for minimum tax withholding	(1)	(1)	(100)	—	(101)
December 31, 2018	4,313	944	56,533	281,123	338,600
Net income (loss)	—	34	2,401	(12,389)	(9,954)
Cash distributions	—	(242)	(17,193)	(9,886)	(27,321)
Capital calls	—	—	—	17,259	17,259
Preferred stock issuance		—	—	125	125
Equity-based compensation	18	16	1,169	—	1,185
Unit issuances - distribution reinvestment plan	1	—	42	—	42
Unit repurchases	(13)	—	(863)	—	(863)
Indirect repurchase of units for minimum tax withholding	(1)	(1)	(79)	—	(80)
December 31, 2019	4,318	$751	$42,010	$276,232	$318,993

See accompanying notes to consolidated financial statements.

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2019, 2018, AND 2017
(IN THOUSANDS)

	2019	2018	2017
Cash flows from operating activities:
Cash received from customers	$111,707	$101,621	$97,665
Cash paid to suppliers and employees	(67,840)	(51,551)	(45,307)
Environmental remediation payments	(649)	(1,496)	(7,791)
Interest received	3	126	3
Interest paid, net of amounts capitalized	(6,021)	(4,941)	(4,603)
Real Estate project expenditures	(2,772)	(3,210)	(7,588)
Income taxes paid	(207)	(771)	(399)
Net cash provided by operating activities	34,221	39,778	31,980
Cash flows from investing activities:
Capital expenditures	(3,358)	(4,101)	(2,500)
Proceeds from sale of fixed assets	142	42	30
Proceeds from sale of timberland	90	—	26,590
Proceeds from insurance recovery	365	—	—
Investment in unconsolidated Real Estate joint venture	—	—	(5,790)
Deposit for acquisition of timberland - Funds	—	(1,005)	(5,688)
Acquisition of timberland - Partnership	(812)	(6,356)	(5,881)
Acquisition of timberland - Funds	(19,313)	(140,639)	—
Net cash provided by (used in) investing activities	(22,886)	(152,059)	6,761
Cash flows from financing activities:
Line of credit borrowings	24,886	32,475	28,000
Line of credit repayments	(25,286)	(12,275)	(25,800)
Repayment of long-term debt	(128)	(123)	(5,119)
Proceeds from issuance of long-term debt	3,000	4,000	—
Payment of debt issuance costs and prepayment penalty	(125)	(233)	(104)
Proceeds from unit issuances - distribution reinvestment plan	42	215	9
Unit repurchases	(863)	(1,189)	(1,305)
Payroll taxes paid on unit net settlements	(80)	(101)	(94)
Cash distributions to unitholders	(17,435)	(13,943)	(12,215)
Cash distributions from Real Estate joint venture	136	—	—
Cash distributions - ORM Timber Funds, net of distributions to Partnership	(9,886)	(15,507)	(30,903)
Capital call - ORM Timber Funds, net of Partnership contribution	17,259	119,735	5,237
Capital call - Real Estate, net of Partnership contribution	—	—	5,900
Preferred stock issuance - ORM Timber Funds	125	—	—
Net cash provided by (used in) financing activities	(8,355)	113,054	(36,394)
Net increase (decrease) in cash and restricted cash	2,980	773	2,347
Cash and restricted cash:
Beginning of year	6,057	5,284	2,937
End of year	$9,037	$6,057	$5,284
 See accompanying notes to consolidated financial statements.

POPE RESOURCES, A DELAWARE LIMITED PARTNERSHIP
SCHEDULE TO CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31, 2019, 2018, AND 2017
(IN THOUSANDS)

Reconciliation of net income to net cash	2019	2018	2017
provided by operating activities:
Net income	$(9,954)	$7,637	$24,405
Depletion	31,178	27,121	19,187
Equity-based compensation	1,185	1,127	1,128
Depreciation and amortization	765	604	534
Loss on early extinguishment of debt	64	—	—
Gain on sale of timberland	(87)	—	(12,547)
Gain on sale of property and equipment	(108)	(43)	(2)
Deferred taxes, net	72	(76)	288
Cost of land sold - Real Estate	9,281	1,674	13,862
Loss from unconsolidated real estate joint venture	801	4	5
Increase (decrease) in cash from changes in
operating accounts:
Accounts receivable	847	1,757	(2,046)
Prepaid expenses, contract assets and other assets	395	(2,502)	2,336
Real estate project expenditures	(2,772)	(3,210)	(7,588)
Accounts payable and accrued liabilities	1,445	689	417
Deferred revenue	(113)	139	(222)
Environmental remediation accruals	1,576	5,600	—
Environmental remediation payments	(649)	(1,496)	(7,791)
Other current and noncurrent liabilities	295	753	14
Net cash provided by operating activities	$34,221	$39,778	$31,980

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of operations
Pope Resources, A Delaware Limited Partnership is a publicly traded limited partnership engaged primarily in managing timber resources on its own properties as well as those owned by others. Pope Resources’ wholly-owned subsidiaries include the following: ORM, Inc., which is responsible for managing Pope Resources’ timber properties; Olympic Resource Management LLC (ORMLLC), which provides timberland management activities and is responsible for developing the timber fund business; Olympic Property Group I LLC, which manages the Port Gamble townsite and millsite together with land that is held as development property; and OPG Properties LLC, which owns land that is held as development property and holds other real estate investments. These consolidated financial statements include ORM Timber Fund II, Inc. (Fund II), ORM Timber Fund III, Inc. (Fund III), and ORM Timber Fund IV LLC (Fund IV, and collectively with Fund II and Fund III, the Funds). ORMLLC is the manager of and owns 1% of Funds II, III and IV. Pope Resources owns 19% of Fund II, 4% of Fund III, and 14% of Fund IV. The purpose of all three Funds is to invest in timberlands. See Note 4 for additional information. These consolidated financial statements also include OPG Ferncliff Investors LLC (Ferncliff Investors). OPG Properties LLC, through wholly-owned subsidiary OPG Ferncliff Management LLC (Ferncliff Management) owns 33.33% of Ferncliff Investors, which in turn holds a 50% interest in an unconsolidated real estate joint venture entity, Bainbridge Landing LLC. Ferncliff Management is the manager of Ferncliff Investors. See Note 6 for additional information.

The Partnership operates in four business segments: Partnership Timber, Funds Timber, Timberland Investment Management, and Real Estate. The Partnership Timber and Funds Timber segments represent the growing and harvesting of trees from properties owned by the Partnership and the Funds, respectively. Timberland Investment Management represents management, acquisition, disposition, and consulting services provided to third-party owners of timberland and provides management services to the Funds. Real Estate consists of obtaining and entitling properties that have been identified as having value as developed residential or commercial property and operating the Partnership’s existing commercial properties in Kitsap County, Washington.

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

New accounting standards
Effective January 1, 2018, the Partnership adopted Topic 606, Revenue from Contracts with Customers. For delivered log sales from the Partnership Timber and Funds Timber segments, there were no changes to the timing or amount of revenue recognized because contracts are legally enforceable, the transaction price is fixed, and performance is completed and control transfers at a point in time, typically when risk of loss and title passes to the customer. Similarly, no changes were identified to the timing or amount of revenue recognized from certain components of other revenue in these segments, including commercial thinning, royalties from gravel mines and quarries, and land use permits. For timber deed sales, the timing of revenue recognition was accelerated under the new standard to the effective date of the contract, whereas under the previous revenue recognition guidance the revenue was generally recognized when the timber was harvested by the customer. Under Topic 606, revenue recognized from timber deed sales for the year ended December 31, 2019 was $3.2 million less than it would have been under the previous revenue recognition standards. For the year ended December 31, 2018, revenue recognized from timber deed sales was $7.4 million greater than it would have been under the previous revenue recognition accounting standards. For the Real Estate segment, this new standard may result in accelerating the recognition of revenue for performance obligations that are satisfied over time, which generally consist of construction and landscaping activity in common areas completed after transaction closing. The Partnership adopted this standard using the cumulative effect transition method applied to uncompleted contracts as of the date of adoption. The Partnership, however, had no uncompleted contracts at the date of adoption. Accordingly, the adoption of this standard did not have a cumulative effect on the Partnership’s consolidated financial statements.

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

     Significant estimates in financial statements
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expense during the reporting period. Actual results could differ from those estimates.

Depletion
Timber costs are combined into depletion pools based on how the tree farms are managed and on the common characteristics of the timber such as location and species mix. Each tree farm within the Funds is considered a separate depletion pool and timber harvested from the Funds’ tree farms is accounted for and depleted separately from timber harvested from the Partnership’s timberlands, which are considered one depletion pool. The applicable depletion rate is derived by dividing the aggregate cost of merchantable stands of timber, together with capitalized road expenditures, by the estimated volume of merchantable timber available for harvest at the beginning of that year. For purposes of the depletion calculation, merchantable timber is defined as timber that is equal to or greater than 35 years of age for all of the tree farms except California, for which merchantable timber is defined as timber with a diameter at breast height (DBH) of 16 inches or greater. The depletion rate, so derived and expressed in per thousand board feet (MBF) terms, is then multiplied by the volume harvested in a given period to calculate depletion expense for that period as follows:

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

Like-kind exchanges
In order to acquire and sell assets, primarily timberland and other real property, in a tax efficient manner, we sometimes utilize Internal Revenue Code (IRC) Section 1031 like-kind exchange transactions. There are two main types of like-kind exchange transactions: forward transactions, in which property is sold and the proceeds are reinvested by acquiring similar property; and reverse transactions, in which property is acquired and similar property is subsequently sold. We use qualified intermediaries to facilitate such transactions and proceeds from forward transactions are held by the intermediaries. Both types of transactions must be completed within prescribed periods under IRC Section 1031, generally 180 days. Any unused funds held by intermediaries at the expiration of these time periods revert to the Partnership. To the extent we have identified potential replacement properties to acquire, funds held by intermediaries are classified as non-current in other assets on the consolidated balance sheets. To the extent funds held by qualified intermediaries exceed the value of identified potential properties to acquire, the funds are included in prepaid expenses and other current assets. There were no amounts held by like-kind exchange intermediaries at December 31, 2019 or 2018.

Concentration of credit risk
Financial instruments that potentially subject the Partnership to concentrations of credit risk consist principally of accounts and notes receivable. The Partnership limits its credit exposure by considering the creditworthiness of potential customers and utilizing the underlying land sold as collateral on real estate contracts. The Partnership had no allowance for doubtful accounts at December 31, 2019 or 2018.

Income taxes
The Partnership itself is not subject to income taxes, but its corporate subsidiaries, and those of the Funds, are subject to income taxes which are accounted for under the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Operating loss and tax credit carryforwards, if any, are also factored into the calculation of deferred tax assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates that are expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Partnership has concluded that it is more likely than not that its deferred tax assets will be realizable and thus no valuation allowance has been recorded as of December 31, 2019. This conclusion is based on anticipated future taxable income, the expected future reversals of existing taxable temporary differences, and tax planning strategies to generate taxable income, if needed. The Partnership will continue to reassess the need for a valuation allowance during each future reporting period. The Partnership is not aware of any tax exposure items as of December 31, 2019 and 2018, where the Partnership’s tax position is not more likely than not to be sustained if challenged by the taxing authorities. The Partnership recognizes interest expense related to unrecognized tax benefits or underpayment of income taxes in interest expense and recognizes penalties in operating expenses. There have been no interest expense or penalties incurred for any of the periods presented.

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

Those properties that are for sale, under contract, and for which the Partnership has an expectation they will be sold within 12 months are classified on the balance sheet as a current asset under “Land and timber held for sale”. The Partnership had no land and timber held for sale at December 31, 2019. Land and timber held for sale of $5.7 million as of December 31, 2018, reflected expected sales in 2019 of a parcel comprising 20 acres from the Harbor Hill project, as well as three other parcels in Kitsap County, Washington.

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

Buildings and equipment are recorded at cost and consisted of the following as of December 31, 2019 and 2018, (in thousands):

Description	12/31/2019	12/31/2018
Buildings	$9,375	$9,716
Equipment	3,514	3,343
Furniture and fixtures	665	664
Total	$13,554	$13,723
Accumulated depreciation	(8,214)	(8,223)
Net buildings and equipment	$5,340	$5,500

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

Deferred revenue
Deferred revenue represents the unearned portion of cash collected. Deferred revenue of $223,000 and $336,000 at December 31, 2019, and 2018, respectively, reflects primarily the unearned portion of rental payments received on cell tower leases.

Environmental remediation liabilities
Environmental remediation liabilities have been evaluated using a combination of methods. The liability is estimated based on amounts included in construction contracts and estimates for construction contingencies, project management, and other professional fees. See Note 14 for further discussion of environmental remediation liabilities.

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

Income per partnership unit
Basic and diluted net earnings per unit are calculated by dividing net income attributable to unitholders, adjusted for non-forfeitable distributions paid out to unvested restricted unitholders and Fund II, Fund III, and Fund IV preferred shareholders, by the weighted average units outstanding during the period.

The table below displays how we arrived at basic and diluted earnings per unit:

	Year Ended December 31,
(in thousands, except per unit data)	2019	2018	2017
Net and comprehensive income attributable to unitholders	$2,435	$6,821	$17,891
Less: Net and comprehensive income attributable to unvested restricted unitholders	(152)	(125)	(133)
Less: Dividends paid to Funds preferred shareholders	(46)	(31)	(31)
Net and comprehensive income attributable to unitholders for earnings per unit calculation	$2,237	$6,665	$17,727
Basic and diluted weighted average units outstanding	4,321	4,317	4,323
Basic and diluted net earnings per unit	$0.52	$1.54	$4.10

Fund II, Fund III, and Fund IV preferred shares
Fund II, Fund III, and Fund IV each have issued 125 par $0.01 shares of Series A Cumulative Non-Voting Preferred Stock (Series A Preferred Stock) at $1,000 per share. Every holder of the Series A Preferred Stock is entitled to a liquidation preference of $1,000 per share. Dividends on each share of Series A Preferred Stock will accrue on a daily basis at the rate of 12.5% per annum, for Funds II and III, and 12.0% for Fund IV. Upon a liquidation, the Series A Preferred Stock will be settled in cash and is not convertible into any other class or series of Fund shares or Partnership units. The timing of such a redemption is controlled by the Funds. The maximum amount that each of the consolidated subsidiaries could be required to pay to redeem the instruments upon liquidation is $125,000 plus accrued but unpaid dividends. The Series A Preferred Stock is recorded within noncontrolling interests on the consolidated balance sheets and are considered participating securities for purposes of calculating earnings per unit.

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

The fair value hierarchy consists of the following three levels (see note 9 for further fair value information):

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

Included in “Accounts receivable” are $2.2 million and $3.0 million of receivables from contracts with customers as of December 31, 2019, and 2018, respectively.

Significant changes in the contract asset balance during the period were as follows, and there were no contract liabilities as of December 31, 2019, and 2018:

	2019	2018

Contract assets, beginning of year	$3,829	$—
Revenue recognized from the satisfaction of performance obligations	2,488	11,381
Revenue recognized from changes in estimates of variable consideration	(85)	151
Transferred to receivables from contract assets	(3,467)	(7,703)
Total contract assets, end of year	2,765	3,829
Less: noncurrent portion included in other assets	—	(957)
Current portion of contract assets, end of year	$2,765	$2,872

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

Included in “Other current liabilities” and “Environmental remediation and other long-term liabilities” are $905,000 and $0, respectively, of such performance deposits at December 31, 2019. There are $500,000 and $300,000, respectively, of such performance deposits at December 31, 2018.

The following is a description of principal activities, separated by reportable segments, from which the Partnership generates its revenue.

Partnership Timber and Funds Timber

These two segments consist of the harvest and sale of timber from the Partnership’s 119,000 acres of timberland and 3,500 acres of timber deeds (Partnership Timber) in Washington and the Funds’ 141,000 acres of timberland (Funds Timber) in Washington, Oregon and California. Revenue in these two segments is earned primarily from the harvest and sale of logs from the Partnership’s and Funds’ timberland. Log sale revenue in these two segments is recognized when control is transferred, and title and risk of loss passes to the customer, which typically occurs when logs are delivered to the customer. Other revenue in these segments is generated from the sale of rights to harvest timber (timber deed sales), commercial thinning, ground leases for cellular communication towers, royalties from gravel mines and quarries, and land use permits. Timber deed sales are generally structured so that the customer pays a contracted price per volume, measured in thousands of board feet (MBF), and revenue is recognized when control is transferred to the customer, which generally occurs on the effective date of the contract. The value of a timber deed contract is determined based on the estimated timber volume by tree species multiplied by the contracted price. Commercial thinning consists of the selective cutting of timber stands that have not yet reached optimal harvest age. However, this timber does have some commercial value and revenue is based on the volume harvested. Royalty revenue from gravel mines and quarries is recognized monthly based on the quantity of material extracted.

The following table presents revenue for the years ended December 31, as follows:

(in thousands)	2019	2018	2017
Partnership Timber
Log sale revenue - domestic	$30,732	$34,789	$28,126
Log sale revenue - export brokers (indirect)	6,873	8,249	8,967
Timber deed sale revenue	25	92	422
Other revenue	2,357	2,292	2,157
Total revenue	$39,987	$45,422	$39,672

Funds Timber
Log sale revenue - domestic	$36,949	$27,981	$15,490
Log sale revenue - export brokers (indirect)	7,480	9,281	15,457
Timber deed sale revenue	2,378	11,440	2,337
Other revenue	1,839	1,117	558
Total revenue	$48,646	$49,819	$33,842

Timberland Investment Management (TIM)

The TIM segment provides investment management, disposition, and technical forestry services in connection with the 141,000 acres owned by the Funds. Fee revenue generated by the TIM segment for managing the Funds includes fixed components related to invested capital and acres under management, and a variable component related to harvest volume from the Funds’ tree farms. These fees, which represent an operating expense in the Funds Timber segment, are eliminated in consolidation. This elimination is illustrated in note 16. The TIM segment occasionally earns revenue from providing timberland management-related consulting services to third-parties and recognizes such revenue as the related services are provided.

Real Estate

The Real Estate segment’s activities consist of managing a portfolio of 1,500 acres in Washington and investing in and later selling improved properties, holding properties for later development and sale, and managing commercial properties. Revenue is generated primarily from sales of land, sales of development rights known as conservation easements (CE’s), sales of unimproved land from the Partnership’s timberland portfolio, and residential and commercial rents. The Partnership considers the sale of land and CE’s to be part of its normal operations and therefore recognizes revenue from such sales and cost of sales for the Partnership’s basis in the property sold. CE sales allow us to retain harvesting and other timberland management rights, but bar any future subdivision of or real estate development on the property. Cash generated from these sales is included in cash flows from operations on the Partnership’s statements of cash flows.

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

The following table breaks down revenue for the Real Estate segment for the years ended December 31, as follows:

	2019	2018	2017

Conservation land sale	$—	$—	$5,056
Conservation easements	2,610	3,730	—
Gig Harbor residential	12,025	—	14,157
Gig Harbor commercial	—	—	3,500
Bremerton residential	—	1,375	—
Other residential	770	751	2,255
Other commercial	—	400	—
Unimproved land	4,383	205	—
Total land sales	19,788	6,461	24,968
Rentals and other	1,464	1,843	1,332
Total revenue	$21,252	$8,304	$26,300

3.    LEASES

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

The following table presents the balances of our right-of-use assets and lease liabilities and the balance sheet captions in which they are reported (in thousands):

	December 31, 2019	Balance Sheet caption

Right of use assets	$161	Other assets
Lease liability - current	$98	Other current liabilities
Lease liability - long-term	$63	Environmental remediation and other long-term liabilities

The following table presents the components of lease costs and other lease information for the year ended December 31, 2019:

In thousands, except weighted-average information
2019
Lease cost
Operating lease cost	$188
Variable lease cost	8
Total lease cost	$196

Other lease information
Cash paid for amounts included in the measurement of lease liabilities	$196
Right-of-use asset obtained in exchange for new leases	$17
Weighted-average remaining lease term in years	1.84
Weighted average discount rate	4.2%

Payments due under lease contracts for the next five years and thereafter are as follows (in thousands):

2020	$103
2021	50
2022	14
Unamortized discount	(8)
Total lease liability at December 31, 2019	$161

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
The following table presents the components of lease income for the year ended December 31, 2019 (in thousands):

2019

Lease Income
Operating lease income	$1,710
Variable lease income	55
Total lease income	$1,765

Buildings subject to operating leases had a cost of $2.1 million and accumulated depreciation of $1.2 million at December 31, 2019.

Lease income at December 31, 2019, based on payments due by period under the lease contracts, are presented in the following table (in thousands):

2020	$792
2021	683
2022	649
2023	594
2024	550
Thereafter	3,586
Total	$6,854

4.	ORM TIMBER FUND II, INC. (FUND II), ORM TIMBER FUND III (REIT) INC. (FUND III), AND ORM TIMBER FUND IV LLC. (FUND IV) (COLLECTIVELY, “THE FUNDS”)

The Funds were formed by ORMLLC for the purpose of attracting capital to purchase timberlands. The objective of these Funds is to generate a return on investments through the acquisition, management, value enhancement, and sale of timberland properties. Each Fund is organized to operate for a specified term from the end of its respective investment period; ten years for each of Fund II and Fund III, and fifteen years for Fund IV. Fund II is scheduled to terminate in March 2021, Fund III is scheduled to terminate in December 2025, and Fund IV is scheduled to terminate in December 2034.

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

The consolidated financial statements exclude management fees paid by the Funds to ORMLLC as they are eliminated in consolidation. See note 16 for a breakdown of operating results before and after such eliminations. The portion of these fees, among other items of income and expense, attributed to third-party investors is reflected as an adjustment to income in the Partnership’s Consolidated Statement of Comprehensive Income (Loss) under the caption “Net (income) loss attributable to noncontrolling interests - ORM Timber Funds.”

In January 2017, Fund II closed on the sale of one of its tree farms, located in northwestern Oregon, for $26.5 million. The Partnership’s share of the pretax profit or loss generated by this tree farm was a gain of $12.5 million for the year ended December 31, 2017.

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

The Partnership’s consolidated balance sheets include Fund II, Fund III, and Fund IV assets and liabilities at December 31, 2019, and 2018, which were as follows:

(in thousands)	2019	2018
Cash	$6,197	$3,330
Other current assets	5,192	4,931
Total current assets	11,389	8,261
Properties and equipment, net of accumulated depreciation	355,162	360,163
Other long-term assets	—	1,962
Total assets	$366,551	$370,386

Current liabilities	$28,737	$3,237
Long-term debt	32,345	57,313
Other long-term liabilities	—	300
Funds’ equity	305,469	309,536
Total liabilities and equity	$366,551	$370,386

The table above includes management fees and other expenses payable to the Partnership of $1.1 million and $1.0 million as of December 31, 2019 and 2018, respectively. These amounts are eliminated in the Partnership’s consolidated balance sheets.

5.    PARTNERSHIP TIMBERLAND ACQUISITIONS

During 2018, the Partnership closed on several acquisitions in western Washington totaling 1,342 acres for $7.2 million. The aggregate purchase price was allocated $6.3 million to timber and roads and $869,000 to the underlying land. The Partnership utilized $598,000 of funds held by like-kind exchange intermediaries to fund a portion of these acquisitions. Part of the consideration paid for one of these transactions involved the conveyance by the Partnership of 365 acres of non-strategic timberland to the seller, valued at $214,000, with the remainder paid in cash

During 2019, the Partnership closed on several acquisitions of timberland in western Washington totaling 322 acres for $751,000. The aggregate purchase price was allocated $653,000 to timber and roads and $98,000 to the underlying land.

6.    OTHER ASSETS

Other assets consisted of the following at December 31:

	2019	2018
Deferred tax assets, net	$469	$540
Right of use asset	161	—
Contract assets, noncurrent	—	957
Deposits for acquisitions of timberland	—	1,005
Investment in Real Estate joint venture entity	4,954	5,891
Advances to Real Estate joint venture entity	1,000	804
Notes receivable	50	57
Other	1	1
Total	$6,635	$9,255

The long-term portion of contract assets represented the portion of timber deed sales expected to be received after December 31, 2019. See note 2 for further information on these timber deed sales.

In 2017, the Partnership formed Ferncliff Management and Ferncliff Investors for the purpose of raising capital from third parties to invest in an unconsolidated real estate joint venture entity, Bainbridge Landing LLC, that is developing a 5-acre parcel on Bainbridge Island, Washington into a multi-family community containing apartments and townhomes. Sales of the townhomes and leasing of apartments commenced in 2019. As described in Note 1, Ferncliff Management is the manager and 33.33% owner of Ferncliff Investors, with the remaining ownership interest held by third-party investors. Ferncliff Investors holds a 50% interest in Bainbridge Landing LLC that owns and is developing the property.

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

Bainbridge Landing LLC is considered a voting interests entity. Ferncliff Investors accounts for its interest in the joint venture entity under the equity method because neither it nor the other member can exercise control over Bainbridge Landing LLC. Under the equity method, Ferncliff Investors records its 50% share of the net income or loss of Bainbridge Landing LLC. Accordingly, the “Investment in real estate joint venture entity” item in the table above represents the combination of Ferncliff Investors’ total cash investment in the joint venture entity plus its cumulative 50% share of net income or loss. To date, this activity has been a loss and is included in operating expenses in the Real Estate segment. The portion of this loss attributed to third-party investors is reflected as an adjustment to income in the Partnership’s Consolidated Statement of Comprehensive Income (Loss) under the caption “Net loss attributable to noncontrolling interests - Real Estate.”

Advances to Real Estate joint venture entity represents advances made by Ferncliff Investors to Bainbridge Landing LLC to fund a portion of the construction costs associated with the project. The advances will be repaid with proceeds from the sale of townhomes, which is expected to occur in 2020.

7.    LONG-TERM DEBT

(in thousands)	At December 31,
Partnership debt:	2019	2018
$30.0 million revolving line of credit with Northwest Farm Credit Services (NWFCS), variable interest based on LIBOR plus margin of 1.60% (3.30% at December 31, 2019) with quarterly interest-only payments and collateralized by timberlands (matures October 2023)	$16,000	16,400
Mortgage payable to NWFCS, collateralized by Poulsbo headquarters:
Interest at 3.80% with monthly principal and interest payments, (matures January 2023)	2,209	2,337
$71.8 million credit facility payable to NWFCS with quarterly interest-only payments, collateralized by Partnership timberlands, with the following tranches:
Interest at 6.40% (refinanced April 2019)	—	9,800
Interest at LIBOR plus 1.60% (3.30% at December 31, 2019) (matures October 2024)	6,000	6,000
Interest at 6.05% (matures July 2025)	10,000	10,000
Interest at 3.89% (matures July 2026)	11,000	11,000
Interest at 4.13% (matures July 2028)	11,000	11,000
Interest at 5.34% (matures October 2034)	8,000	8,000
Interest at 5.34% (matures October 2035)	8,000	8,000
Interest at 5.42% (matures October 2036)	8,000	8,000
Interest at 4.35% (matures May 2031)	3,000	—
Interest at 4.49% (matures May 2031)	3,000	—
Interest at 4.60% (matures May 2031)	3,800	—
$40.0 million delayed-draw facility, quarterly interest-only payments with ultimate maturity of October 2028, collateralized by Partnership timberlands, with the following tranche:
Interest based on LIBOR plus margin of 1.60% (3.30% at December 31, 2019)	7,000	4,000
Total Partnership debt	97,009	94,537
Less unamortized debt issuance costs	(470)	(481)
Less current portion	(133)	(128)
Long-term debt, less unamortized debt issuance costs and current portion - Partnership	$96,406	$93,928

As described in note 8, Partnership’s and Fund III’s debt arrangements with NWFCS includes an annual rebate of interest expense (patronage).

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

In April 2019, the Partnership refinanced a $9.8 million debt tranche with Northwest Farm Credit Services that was originally due in September 2019. As refinanced, this debt has an ultimate maturity of May 2031. The $9.8 million refinancing was divided into three tranches with fixed rates, gross of patronage rebates, for specific periods, as follows:
•$3.0 million at 4.35% through April 2027
•$3.0 million at 4.49% through April 2029
•$3.8 million at 4.60% through April 2031

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

The amended credit facilities retain the requirements that the Partnership 1) not exceed a maximum debt-to-capitalization ratio of 30%, with total capitalization calculated using fair market (rather than carrying) value of all Partnership timberland, roads and timber, and 2) not exceed a maximum loan-to-appraised value of collateral of 50%. The Partnership is in compliance with these covenants as of December 31, 2019.

(in thousands)	At December 31,
ORM Timber Funds debt:	2019	2018
Fund II Mortgages payable to MetLife, collateralized by Fund II timberlands with quarterly interest payments (matures September 2020), as follows:
Interest at 4.85%	$11,000	$11,000
Interest at 3.84%	14,000	14,000
Fund III mortgages payable to NWFCS, collateralized by Fund III timberlands with quarterly interest payments, as follows:
Interest at 5.10% (matures December 2023)	17,980	17,980
Interest at 4.45% (matures October 2024)	14,400	14,400
Total ORM Timber Funds debt	57,380	57,380
Less unamortized debt issuance costs	(45)	(67)
Less current portion	(24,990)	—
Long-term debt, less unamortized debt issuance costs and current portion - Funds	$32,345	$57,313

Fund II’s debt agreement contains a requirement to maintain a loan-to-value ratio of less than 50%, with the denominator defined as fair market value of the timberland pledged as collateral. Fund II is in compliance with this covenant as of December 31, 2019.

Fund III’s debt agreement contains a requirement to maintain a minimum interest coverage ratio of 1.5:1, maintain working capital of $500,000, and a loan-to-value ratio of less than 50%, with the denominator defined as fair market value. Fund III is in compliance with these covenants as of December 31, 2019.

At December 31, 2019, principal payments on long-term debt for the next five years and thereafter are due as follows (in thousands):

	Partnership	Funds
2020	$133	$25,000
2021	138	—
2022	143	—
2023	17,795	17,980
2024	6,000	14,400
Thereafter	72,800	—
Total	$97,009	$57,380

8.    INTEREST, NET

Interest expense, net comprised the following for the years ended December 31:

(in thousands)	2019	2018	2017

Interest income - Partnership	$3	$132	$3
Interest expense - Partnership	(3,717)	(3,075)	(2,644)
Interest expense - Funds	(2,247)	(2,247)	(2,321)
Capitalized interest - Partnership	164	295	491
Interest expense, net	$(5,797)	$(4,895)	$(4,471)

Each of the Partnership’s and Fund III’s debt arrangements with NWFCS includes an annual rebate of interest expense (patronage). Interest expense was reduced by $1.4 million, $1.4 million and $1.0 million in 2019, 2018, and 2017, respectively, which reflects estimated patronage to be refunded in the following year with the related receivable reflected in accounts receivable.

Accrued interest relating to all debt instruments was $1.6 million and $1.8 million at December 31, 2019 and 2018, respectively, and is included in accrued liabilities.

9.    FAIR VALUE OF FINANCIAL INSTRUMENTS

The Partnership’s consolidated financial instruments include cash and accounts receivable, for which the carrying amount of each represents fair value based on their short-term nature. Carrying amounts of notes receivable also approximate fair value given the current market interest rates. The fair value of the Partnership’s and Funds’ combined fixed-rate debt, having a carrying value of $125.4 million and $125.5 million as of December 31, 2019 and 2018, respectively, has been estimated based on current interest rates for similar financial instruments, Level 2 inputs in the Fair Value Hierarchy, to be approximately $162.1 million and $126.3 million, respectively.

10.    INCOME TAXES

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

(in thousands)	2019	2018	2017
Income (loss) before income taxes	$(9,795)	$7,741	$25,581
Income (loss) in entities that pass-through pre-tax earnings to the partners	(10,740)	7,273	23,089
Income subject to income taxes	$945	$468	$2,492

The provision for income taxes relating to corporate subsidiaries of the Partnership and Funds consist of the following income tax benefit (expense) for each of the years ended December 31:

(in thousands)	2019	2018	2017
Current	$(87)	$(180)	$(888)
Deferred	(72)	76	(288)
Total	$(159)	$(104)	$(1,176)

Included in the deferred income tax expense for 2019, 2018, and 2017 are $79,000, $67,000, $109,000 related to the utilization of net operating loss carryforwards.

A reconciliation between the federal statutory tax rate and the Partnership’s effective tax rate is as follows for each of the years ended December 31:

	2019	2018	2017
Statutory tax on income (loss)	(21)%	21%	34%
(Income) loss from entities that pass-through pre-tax earnings to the partners	23%	(20)%	(30)%
Effect on deferred tax assets of change in income tax rate	—%	—%	1%
Effective income tax rate	2%	1%	5%

The Tax Cuts and Jobs Act passed by Congress in December 2017 reduced the corporate income tax rate to 21% from 34%. This had the impact of decreasing deferred tax assets by $264,000 and increasing the 2017 effective income tax rate by 1%.

The net deferred tax assets are included in other assets on the consolidated balance sheets and are comprised of the following:

(in thousands)	2019	2018	2017
Compensation-related accruals	$490	$454	$359
Net operating loss carryforwards	8	87	123
Depreciation	(23)	(16)	15
Other	(6)	14	(32)
Total	$469	$539	$465

The federal net operating loss carryforwards in the table above expire in 2035.

11.    UNIT INCENTIVE PLAN

One of the two components of a management incentive compensation program adopted in 2010 (2010 Incentive Compensation Program) is the Performance Restricted Unit (PRU) plan which includes both an equity and cash component. Compensation expense relating to the equity component is recognized over a 4-year future service period. On the date of grant, the restricted units are owned by the employee, officer, or director of the Partnership, subject to a trading restriction that is in effect during the vesting period. As of December 31, 2019, total compensation expense not yet recognized related to non-vested awards was $1.6 million with a weighted average 36 months remaining to vest.

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

Directors may elect to receive all or a portion of their quarterly board compensation in the form of unrestricted units rather than cash. Such units are included in equity compensation expense. During 2019, 2018 and 2017, the Partnership granted 1,574, 1,637, and 2,213 unrestricted units, respectively, to directors in payment of their board compensation.

Total equity compensation expense was $1.2 million, $1.1 million and $1.1 million for 2019, 2018 and 2017, respectively. As of December 31, 2019, accrued liabilities included $2.5 million relating to the 2010 Incentive Compensation Program, with $662,000 of that total attributable to the cash component of the PRU and the balance of $1.8 million attributable to the LTIP. This compares with December 31, 2018, when accrued liabilities included $1.9 million relating to the 2010 Incentive Compensation Program, with $597,000 related to the cash-payout component of the PRU and the balance of $1.3 million attributable to the LTIP.

The Partnership’s 2005 Unit Incentive Plan (the 2005 Plan) authorized the granting of nonqualified equity compensation to employees, officers, and directors of the Partnership and provides a one-way linkage to the 2010 Incentive Compensation Program because it (2005 Plan) established the formal framework by which unit grants, options, etc., can be issued. The 2010 Incentive Compensation Program does not affect the existence or availability of the 2005 Unit Incentive Plan or change its terms. Upon the vesting of restricted units, grantees have the choice of tendering back units to pay for their minimum tax withholdings. A total of 1,105,815 units have been authorized for issuance under the 2005 Plan of which there are 841,861 units authorized but unissued as of December 31, 2019.

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

Restricted unit activity for the three years ended December 31, 2019 was as follows:

	Units	Weighted Avg Grant Date Fair Value ($)
Outstanding December 31, 2016	35,493	59.96
Grants	20,893	66.10
Vested	(14,190)	66.48
Forfeited	(1,550)	65.02
Tendered back to pay tax withholding	(1,432)	65.65
Outstanding December 31, 2017	39,214	64.62
Grants	16,605	69.98
Vested	(15,151)	65.03
Tendered back to pay tax withholding	(1,466)	64.59
Outstanding December 31, 2018	39,202	66.72
Grants	16,678	69.84
Vested	(17,090)	66.33
Forfeited	(272)	69.50
Tendered back to pay tax withholding	(1,143)	69.75
Outstanding December 31, 2019	37,375	68.29

12.    UNIT REPURCHASE PLAN AND DISTRIBUTION REINVESTMENT PLAN

In May 2017, the Partnership adopted a unit repurchase authorization under Rule 10b5-1 of the Securities Exchange Act of 1934 (1934 Act) and extended and expanded the plan on December 7, 2017. The plan allowed for the repurchase of units with an aggregate value of up to $2.5 million through December 7, 2018. The Partnership repurchased 18,101 units with an aggregate value of $1.3 million during 2017 and 16,542 units with an aggregate value of $1.2 million during 2018. In March 2019, the Partnership adopted a new unit repurchase authorization under Rule 10b5-1 of the 1934 Act that allowed for the repurchase of units with an aggregate value of $2.0 million through March 7, 2020. During 2019, the Partnership repurchased 12,578 units with an aggregate value of $863,000.

In June 2017, the Partnership adopted a Distribution Reinvestment Plan (DRP) under which unitholders may elect to reinvest their cash distributions to acquire newly issued units. The Partnership registered 225,000 units for issuance under the DRP. The Partnership issued 122 units, 3,069 units, and 611 units under the DRP during 2017, 2018, and 2019, respectively. The DRP was suspended on November 15, 2019.

13.    EMPLOYEE BENEFITS

As of December 31, 2019, all employees of the Partnership and its subsidiaries are eligible to receive benefits under a defined contribution plan. During the years 2017 through 2019 the Partnership matched 50% of employees’ contributions up to 8% of an individual’s compensation. The Partnership’s contributions to the plan amounted to $234,000, $222,000, and $195,000 for the years ended December 31, 2019, 2018, and 2017, respectively.

14.    COMMITMENTS AND CONTINGENCIES

Environmental remediation

The Partnership has an accrual for estimated environmental remediation costs of $10.0 million and $9.1 million as of December 31, 2019 and 2018, respectively. The environmental remediation liability represents management’s best estimate of payments to be made to remedy and monitor certain areas in and around the millsite of Port Gamble and Port Gamble Bay. The liability at December 31, 2019 is comprised of $1.1 million that the Partnership expects to expend in the next 12 months and $8.9 million thereafter.

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

Management has adjusted the liability from time to time based on evolving circumstances, including increases to the liability of $1.6 million and $5.6 million in 2019 and 2018, respectively. Following is a summary of each of these adjustments and the next steps for the project:

2018 Adjustments
During 2018, the Partnership worked with the Washington State Department of Ecology (DOE) to formulate the design of the millsite cleanup. As a result of this design work, we were informed by DOE during the second quarter that we needed to excavate, cap, and monitor a greater amount of soil contamination at the millsite than we had previously anticipated. These changes led to an increase in the accrual of $2.9 million in the second quarter of 2018.
In early 2019, the Partnership submitted the final remedial investigation/feasibility study (RI/FS) and draft Cleanup Action Plan (CAP) to DOE that reflected the new scope of the millsite cleanup. We also made progress on the Natural Resource Damages (NRD) component of the project during the second half of 2018.

As disclosed previously, certain environmental laws allow state, federal, and tribal trustees (collectively, the Trustees) to bring suit against property owners to recover damages for injuries to natural resources. Like the liability that attaches to current property owners in the cleanup context, liability for natural resource damages (NRD) can attach to a property owner simply because an injury to natural resources resulted from releases of hazardous substances on that owner’s property, regardless of culpability for the release. In the case of Port Gamble, the Trustees are alleging that the Partnership has NRD liability because of releases that occurred on its property. The Partnership has been in discussions with the Trustees regarding their claims and the alleged conditions in Port Gamble Bay, and has also been discussing restoration alternatives that might address the damages the Trustees allege. These discussions progressed to the point where management could identify a short list of restoration projects that it believed would resolve the Trustees’ NRD claims.

Management re-evaluated the liability to incorporate the information included in the RI/FS submission for the millsite and the status of the discussions with the NRD trustees, and recorded an additional $2.7 million increase to the liability in December 2018. This, along with the second quarter adjustment described above, brought the total adjustment to the liability to $5.6 million for 2018.

2019 Adjustment and next steps
The 2019 increase to the liability was necessary to address continuing developments in the NRD negotiations and an expansion of long-term monitoring obligations. Ongoing negotiations with the NRD Trustees required us to expand on the scope of the restoration projects we had proposed earlier. In addition, results from the landfill monitoring performed in 2018 and 2019 caused the Kitsap Public Health District (KPHD) to require bi-annual monitoring through 2021, rather than the annual monitoring that we had previously anticipated. The scope expansion for the NRD restoration projects and more frequent landfill monitoring activity required by KPHD resulted in a combined $1.6 million increase to our liability in the fourth quarter of 2019.

The CAP and consent decree for the millsite are expected to be finalized during mid-year 2020, following a public review period. For the NRD component of the project, we are continuing to discuss settlement with the Trustees and remain hopeful that we will also have a settlement agreement in place by mid-year 2020. In both cases, it is reasonably possible that our cost estimates could change as a result of changes to either the millsite cleanup or the NRD restoration components of the liability, or both. We currently expect the millsite cleanup and NRD restoration projects to occur over the next two to three years.

Finally, there will be a monitoring period of approximately 10 to 15 more years during which the Partnership will monitor conditions in the Bay, on the millsite, and at the storage location of the dredged and excavated sediments. During this monitoring phase, conditions may arise that require corrective action, and monitoring protocols may change over time. In addition, extreme weather events could cause damage to the sediment caps that would need to be repaired. These factors could result in additional costs.
Changes in the environmental liability for the last three years are as follows:

(in thousands)	Balances at the Beginning of the Period	Additions to Accrual	Expenditures for Remediation	Balance at Period-end
Year ended December 31, 2017	$12,770	$—	$7,791	$4,979
Year ended December 31, 2018	4,979	5,600	1,496	9,083
Year ended December 31, 2019	9,083	1,576	649	10,010

Performance bonds
In the ordinary course of business, and as part of the entitlement and development process, the Partnership is required to provide performance bonds to ensure completion of certain public facilities. The Partnership had outstanding performance bonds of $4.2 million and $7.5 million at December 31, 2019 and 2018, respectively. The bonds relate primarily to development activity in connection with pending and completed sales from our Harbor Hill project in Gig Harbor.

Contingencies
The Partnership may, from time to time, be a defendant in various lawsuits arising in the ordinary course of business. Management believes Partnership losses related to such lawsuits, if any, will not have a material adverse effect to the Partnership’s consolidated financial condition or results of operations or cash flows.

15.    RELATED PARTY TRANSACTIONS

Pope MGP, Inc. is the managing general partner of the Partnership and receives an annual management fee of $150,000. In connection with the Partnership’s strategic evaluation project, and with it’s entry into the agreement and plan of merger with Rayonier, Inc. as discussed in note 17, in 2019 the Partnership incurred legal and financial advisory fees totaling $786,000 for advisors to the shareholders of its general partners.

16.    SEGMENT AND MAJOR CUSTOMER INFORMATION

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

For the year ended December 31, 2019, the Partnership had two customers that each represented 11% of consolidated revenue. For the year ended December 31, 2018, the Partnership had one customer that represented 13% and another that represented 11% of consolidated revenue. In 2017, the Partnership had one customer that represented 12% and another that represented 11% of consolidated revenue.

Identifiable assets are those used exclusively in the operations of each reportable segment or those allocated when used jointly. The Partnership does not allocate cash, accounts receivable, certain prepaid expenses, or the cost basis of the Partnership’s administrative office for purposes of evaluating segment performance by the chief operating decision maker.

Details of the Partnership’s operations by business segment for the years ended December 31 are as follows:

(in thousands)
2019	Partnership Timber	Funds Timber	TIM	Real Estate	Other	Consolidated
Revenue internal	$40,785	$48,646	$5,760	$21,746	$—	$116,937
Eliminations	(798)	—	(5,742)	(494)		(7,034)
Revenue external	39,987	48,646	18	21,252	—	109,903

Cost of sales	(19,605)	(48,142)	—	(11,437)	—	(79,184)
Operating, general and administrative expenses - internal	(6,266)	(11,322)	(5,173)	(5,258)	(12,243)	(40,262)
Eliminations	978	5,532	280	140	104	7,034
Operating, general and administrative expenses - external	(5,288)	(5,790)	(4,893)	(5,118)	(12,139)	(33,228)
Environmental remediation	—	—	—	(1,576)	—	(1,576)
Gain (loss) on sale of timberland	87	—	—	—	—	87
Income (loss) from operations - internal	15,001	(10,818)	587	3,475	(12,243)	(3,998)
Eliminations	180	5,532	(5,462)	(354)	104	—
Income (loss) from operations - external	$15,181	($5,286)	($4,875)	$3,121	($12,139)	($3,998)

(in thousands)
2018	Partnership Timber	Funds Timber	TIM	Real Estate	Other	Consolidated
Revenue internal	$45,916	$49,819	$4,576	$8,807	$—	$109,118
Eliminations	(494)	—	(4,567)	(503)		(5,564)
Revenue external	45,422	49,819	9	8,304	—	103,554

Cost of sales	(17,828)	(36,732)	—	(3,527)	—	(58,087)
Operating, general and administrative expenses - internal	(6,943)	(9,239)	(4,566)	(4,723)	(7,324)	(32,795)
Eliminations	675	4,567	71	144	107	5,564
Operating, general and administrative expenses - external	(6,268)	(4,672)	(4,495)	(4,579)	(7,217)	(27,231)
Environmental remediation	—	—	—	(5,600)	—	(5,600)
Income (loss) from operations - internal	21,145	3,848	10	(5,043)	(7,324)	12,636
Eliminations	181	4,567	(4,496)	(359)	107	—
Income (loss) from operations - external	$21,326	$8,415	($4,486)	($5,402)	($7,217)	$12,636

(in thousands)
2017	Partnership Timber	Funds Timber	TIM	Real Estate	Other	Consolidated
Revenue internal	$40,004	$33,842	$3,377	$26,737	$—	$103,960
Eliminations	(332)	—	(3,368)	(437)	—	(4,137)
Revenue external	39,672	33,842	9	26,300	—	99,823

Cost of sales	(14,874)	(26,910)	—	(16,200)	—	(57,984)
Operating, general and administrative expenses - internal	(6,177)	(7,261)	(3,593)	(5,594)	(5,846)	(28,471)
Eliminations	506	3,368	73	86	104	4,137
Operating, general and administrative expenses - external	(5,671)	(3,893)	(3,520)	(5,508)	(5,742)	(24,334)
Gain (loss) on sale of timberland	—	12,547	—	—	—	12,547
Income (loss) from operations - internal	18,953	12,218	(216)	4,943	(5,846)	30,052
Eliminations	174	3,368	(3,295)	(351)	104	—
Income (loss) from operations - external	$19,127	$15,586	($3,511)	$4,592	($5,742)	$30,052

(in thousands)	2019	2018	2017
Depletion, depreciation, and amortization
Partnership Timber	$4,791	$4,228	$4,121
Funds Timber	26,656	23,009	15,170
Timberland Investment Management	92	72	32
Real Estate	261	270	279
G&A	49	72	55
	31,849	27,651	19,657
Amortization of debt issuance costs	94	74	64
Total	$31,943	$27,725	$19,721

Assets	2019	2018	2017
Partnership Timber	$90,508	$94,353	$91,206
Funds Timber	366,551	370,386	244,846
Timberland Investment Management	215	211	83
Real Estate	31,267	36,382	39,420
G&A	5,008	6,917	5,118
Total	$493,549	$508,249	$380,673

Capital and Land Expenditures	2019	2018	2017
Partnership Timber	$2,207	$8,186	$7,168
Funds Timber	20,984	143,445	6,808
Timberland Investment Management	140	192	32
Real Estate project expenditures	2,772	3,210	7,588
Real Estate-other	37	213	2
G&A	69	65	58
Total	$26,209	$155,311	$21,656

17.    SUBSEQUENT EVENT

On January 14, 2020, Pope Resources, entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Rayonier, Inc., (“Rayonier”) and certain of its subsidiaries. Upon consummation of the transaction, holders of limited partner units of the Partnership (including the depositary receipts therefor, the “Partnership Units”), will be entitled to receive, for each Partnership Unit, merger consideration consisting of (i) 3.929 common shares of Rayonier, (ii) 3.929 units of Rayonier Operating Partnership LP, or (iii) $125 in cash. Elections will be subject to proration to ensure that the aggregate amount of cash, on the one hand, and Rayonier common stock and Rayonier operating partnership units, on the other hand, that are issued in the merger would be equal to the amounts issued as if every Partnership Unit received $37.50 in cash and 2.751 Rayonier common shares or Rayonier operating partnership units. If elections for the Rayonier common shares and Rayonier operating partnership units are oversubscribed, then to reduce the effect of such proration Rayonier can, in its discretion, add additional equity (and decrease the amount of cash) payable to the Partnership unitholders making such election.

Completion of the Merger is subject to the satisfaction (or waiver, if permissible under applicable law) of customary closing conditions, including the approval of the holders of a majority of the Partnership Units.

The Merger Agreement contains certain termination rights for the Partnership and Rayonier, including, among others, the right of (i) the Partnership to terminate the Merger Agreement in order to enter into a definitive agreement for an acquisition proposal that constitutes a Superior Proposal and (ii) Rayonier to terminate the Merger Agreement as a result of the Board changing its recommendation with respect to the Merger Agreement and the Mergers. The Merger Agreement provides that under specified circumstances, including those described above, the Partnership will be required to pay Rayonier a termination fee of $20 million.

18.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(in thousands, except per unit amounts)	Revenue	Income (loss) from operations	Net and comprehensive income (loss) attributable to unitholders	Basic and diluted earnings (loss) per unit
2019
First quarter	$25,042	$2,376	$3,311	$0.75
Second quarter	27,975	189	2,205	0.50
Third quarter	27,948	(2,017)	(579)	(0.15)
Fourth quarter	28,938	(4,546)	(2,502)	(0.59)
2018
First quarter	$24,987	$6,957	$5,718	$1.31
Second quarter	27,912	3,809	199	0.04
Third quarter	28,008	4,172	2,644	0.60
Fourth quarter	22,647	(2,545)	(1,778)	(0.41)

Quarterly fluctuations in data result from the addition and/or deferral of harvest volumes as well as the timing of real estate sales and environmental remediation charges, as disclosed in our quarterly filings. Management considered the disclosure requirements of Item 302(a)(3) and does not note any extraordinary, unusual, or infrequently occurring items except for the environmental remediation charges of $2.9 million, $2.7 million, and $1.6 million in the second quarter of 2018, fourth quarter of 2018, and fourth quarter of 2019, respectively, and the sale of one of Fund II’s tree farms for $26.5 million, with a resulting gain of $12.5 million, in the first quarter of 2017.

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

Management has evaluated the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2019 based on the control criteria established in a report entitled Internal Control—Integrated Framework (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our assessment and those criteria, the Partnership’s management has concluded that the Partnership’s internal control over financial reporting was effective as of December 31, 2019.

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

The following table identifies the executive officers and directors of the Managing General Partner as of February 24, 2020. Officers of the Managing General Partner hold identical offices with the Partnership.

Name	Age	Position, Background, and Qualifications to Serve
Thomas M. Ringo (2)	66
President and Chief Executive Officer, and Director, from June 2014 to present. Vice President and CFO from December 2000 to April 2015. Senior Vice President Finance and Client Relations from June 1996 to December 2000. Vice President Finance from November 1991 to June 1996. Treasurer from March 1989 through October 1991 of Pope MGP, Inc. and the Partnership.

William R. Brown (1), (3), (4), (5)	68
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

John E. Conlin (2), (3), (4)	61
Director since December 2005. Managing Partner, Veradace Partners, an investment company, 2019 to present. Member, Board of Advisors of Fremont Group, 2018 to present. Co-President, NWQ Investment Management Company LLC, 2006 to 2018. Member, Board of Advisors, Victory Park Capital, 2009 to present. Member, Corporate Advisory Board, University of Michigan, Ross School of Business, 2006 to present and currently Chairman. Member, University of Rochester Endowment Committee, 2006 to present. Director, ACME Communications, 2005 to 2008. Director, Cannell Capital Management 2002 to 2006. CEO, Robertson Stephens, Inc, from 2001 to 2003; COO, Robertson Stephens, Inc, from 1999 to 2000. Held numerous positions with Credit Suisse from 1983 to 1999, the last of which was Managing Director. Mr. Conlin’s background in corporate finance, capital-raising and financial analysis bring the Partnership a perspective that is unique among our directors. Moreover, Mr. Conlin offers an ability to assess capital needs, structures and returns relating to the performance and operation of the Partnership, the Funds, and our strategic goals and objectives.

Sandy D. McDade (1), (3), (4)	68
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

Name	Age	Position, Background, and Qualifications to Serve
Maria M. Pope (1), (4)	55
Director since December 2012. President and CEO of Portland General Electric (PGE), an electric utility, since October 2017 and January 2018, respectively. Senior Vice President of Power Supply, Operations and Resource Strategy from March 2013 to October 2017 of PGE. Senior Vice President of Finance, Chief Financial Officer and Treasurer of PGE from 2009 through February 2013; Director, PGE from 2006 through 2008. Vice President and Chief Financial Officer, Mentor Graphics Corporation, a software company, from July 2007 to December 2008. Vice President and General Manager, Wood Products Division of Pope & Talbot, Inc., a pulp and wood products company, from December 2003 to April 2007; Vice President, Chief Financial Officer and Secretary of Pope & Talbot, Inc. from 1999 to 2003. Ms. Pope previously worked for Levi Strauss & Co. and Morgan Stanley & Co., Inc. Ms. Pope has extensive board experience, having served on several U.S. and Canadian corporate boards across a number of industries, including forest products. Ms. Pope is on the board of Umpqua Holdings Corporation (NASDAQ: UMPQ), The Federal Reserve Board, San Francisco Branch, and The Nature Conservancy, Oregon chapter. She previously served on the boards of Sterling Financial Corp. (NASDAQ: STSA), Premera Blue Cross, TimberWest Forest Corp. (TSE: TWF), Oregon Health Sciences University, and was the Chair of the Council of Forest Industries (COFI), Western Canada’s industry association.

Kevin C. Bates	53
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

Michael J. Mackelwich	49
Vice President of Timberland Operations since March 2017. Director of Timberland Operations from December 2013 through February 2017. Area Timber Operations Manager from March 2006 through November 2013. Forester and Senior Forester positions from January 1998 through February 2006. Resource Planning Forester for The Campbell Group from 1996 through 1997.

Daemon P. Repp	45
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

Jonathan P. Rose	57
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

5)	Designated financial expert for the Board of Directors Audit Committee

Board of Directors of the Managing General Partner

Board Composition. The Managing General Partner’s Certificate of Incorporation provides that directors are divided into two classes, each class serving a period of two years which overlap. The Managing General Partner’s shareholders elect approximately one-half of the members of the Board of Directors annually, and this election is governed by a shareholders agreement between the Managing General Partner’s two stockholders. The terms of the Class A directors expire on December 31, 2020, and the terms of the Class B directors expire on December 31, 2021. The directors’ election to the Board of Directors is subject to a voting agreement between the Managing General Partner’s two shareholders, Ms. Maria M. Pope and Mr. Gordon P. Andrews. Sandy D. McDade serves as Mrs. Andrews’ appointee to the Board of Directors. The Board of Directors met 15 times in 2019, with five of the meetings in person to discuss Partnership matters. The composition of our Board of

Directors is established by the Limited Partnership Agreement and by the Managing General Partner’s shareholders agreement, and accordingly, as permitted by NASDAQ Rules IM-5065-7 and 5615(a)(4), board nominations are not made or approved by a separate nominating committee or by a majority of the independent directors.

Past Directorships. During the period 2015 through 2019, Ms. Pope served on boards of other public companies as outlined in the following table.

Individual’s Name	Name of Public Company	Term of Directorship
Maria M. Pope	Umpqua Holdings Corporation (NASDAQ:UMPQ)	2015 - present

Board Leadership Structure. The Board does not utilize a Chairman. The CEO generally calls meetings of the Board and sets schedules and agendas for such meetings. The CEO regularly communicates with all directors on key issues and concerns outside of Board meetings and endeavors to ensure that information provided to the Board is sufficiently timely and complete to facilitate Board member fulfillment of responsibilities. As the individual with primary responsibility for managing the Partnership’s day-to-day operations, the CEO is best positioned to chair regular Board meetings where key business and strategic issues are discussed. The Board utilized Mr. McDade as a “lead director” in 2019. His chief responsibility in this regard is to chair executive sessions of the non-management directors which are conducted as a part of every Board meeting.

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

Audit Committee. The Audit Committee of the Board of Directors is comprised of three independent directors who comply with the Exchange Act and NASDAQ’s qualification and independence requirements for Audit Committee members. The Audit Committee met to discuss the Partnership five times during 2019, with one of those meetings in person. The Audit Committee’s Chairman and designated financial expert is William R. Brown. John E. Conlin and Sandy D. McDade also serve on the Audit Committee. See report of the Audit Committee on financial statements below.

Human Resources Committee. The Human Resources Committee is responsible for (1) establishing compensation programs for executive officers and senior management of the Partnership designed to attract, motivate, and retain key executives responsible for the success of the Partnership as a whole; (2) administering and maintaining such programs in a manner that will benefit the long-term interests of the Partnership and its unitholders; and (3) determining the salary, bonus, unit option, and other compensation of the Partnership’s executive officers and senior management. The Human Resources Committee met four times during 2019, with one of those meetings in person. Mr. Conlin served as Chairman of the Human Resources Committee in 2019. William R. Brown, Sandy D. McDade, and Maria M. Pope also serve on the Human Resources Committee. See report of the Human Resources Committee on executive compensation below.

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

Item 11.            EXECUTIVE COMPENSATION; COMPENSATION DISCUSSION & ANALYSIS

Overview

This section describes our executive compensation plans and arrangements for the periods ended December 31, 2019, 2018 and 2017. Other than as expressly described herein, this discussion does not address severance or continuation compensation plans and arrangements that have been or may in the future be adopted in connection with our previously announced entry into the Merger Agreement. Additional information about any such arrangements, if adopted, will be described in future filings.

Objectives of our Executive Compensation Program

The objective of our executive compensation program is to reward performance and to attract, motivate, and retain those employees who embrace a culture of achievement with a long-term focus on the Partnership’s strategies and values aimed at creating value for the unitholders.

Our executive compensation plans consist of two components: salary and a long-term incentive program (the “Incentive Program”), which is intended to reward selected management employees who provide services to and make decisions on behalf of the Partnership for performance that builds long-term unitholder value. Payments are made under the Incentive Program during the first quarter of each year with respect to results of decision-making in the prior year and the relative performance of our units over the three-year period ending on December 31 of the prior year. As a result, information depicted in this report includes amounts paid in 2018, 2019, and 2020 with respect to performance in 2015-2017, 2016-2018, and 2017-2019.

The Role of the Human Resources Committee and Executive Officers in Compensation Decisions

The Board’s Human Resources Committee (the “Committee”) is responsible for establishing our compensation objectives and approving all compensation for the CEO, his immediate subordinates, and the broader management team that participates in the Incentive Program. The Committee’s primary focus is to administer compensation programs to reward and motivate employees, and then to monitor the execution of these programs. Periodically, the Committee revisits the design of the Partnership’s compensation programs to ensure they maintain fairness and balance between the interests of our employees and our unitholders. With that in mind, the Committee intends that the Incentive Program as long-term to be a relatively stable set of arrangements, but may modify or terminate the Incentive Program at any time, as long as previously earned awards are not forfeited. In its role as administrator of the Incentive Program, the Committee has the authority to determine all matters relating to awards to be granted thereunder, and has sole authority to interpret its provisions and any applicable rule or regulation. In making its decisions and administering the Incentive Program and our other compensation programs, the Committee also monitors and evaluates periodically the impact of our compensation policies and objectives in light of the potential for such arrangements to promote excessive risk-taking by participants. The Partnership has not considered the results of shareholder advisory votes on executive compensation required by Section 14A of the Exchange Act because the rule is inapplicable to limited partnerships and the Partnership does not conduct annual meetings of limited partners.

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

The Committee has, from time-to-time, engaged compensation consultants to assist in assessing the market for top executives. Historically, these consultants have provided a limited scope of services on behalf of the Committee and their roles generally have been confined to specific peer analyses or assessments of specific compensation components within the Partnership’s then-existing compensation structures. These consultants generally have performed no other services for the Partnership or its subsidiaries or management, and in each case the Committee has evaluated matters that the Committee determined to be relevant to the consultant’s independence. The Committee engaged Farient Advisors, a compensation consulting advisory firm, to advise on executive compensation matters in 2017, 2018, and 2019, for which Farient was paid a total of $86,000, $103,000, and $49,000, respectively.

Elements of Compensation

Our executive compensation program is designed to be consistent with the objectives and guidelines set forth above. A discussion of each of the key elements of the program follows below.

Base Salary. Base salary represents that portion of compensation that is designed to provide the executive with a stable and predictable cash payment at a level that is competitive with other similarly situated companies. In establishing base salary levels for executives and other members of the management team, the Committee has used data provided by our compensation consultant, taking into account such factors as competitive industry salaries, general and regional economic conditions, and the size and geographic differences of “peer” companies against which the Partnership is compared. Using that data, the Committee attempts to tailor our executives’ base compensation to each executive’s scope of responsibilities, individual performance, and contribution to our organization. If adjustments in base salary are made, they are usually effective March 1 of each year, unless circumstances warrant otherwise.

Incentive Program. Our Incentive Program has been designed using a combination of the LTIP, which awards cash incentive payments based on relative total return to unitholders, together with the PRU plan, which uses a blend of cash and restricted units to reward annual decision making that is aligned with the Partnership’s strategies. By designing the Incentive Program to align with both long-term decision making and performance, the Committee believes it has mitigated the risk to the Partnership that could be driven by excessive focus on short-term goals. Our Incentive Program is part of our performance culture and is intended to provide balanced reward opportunities tied to a variety of performance outcomes that drive unitholder value. The Committee subjects the programs to continual review with assistance from management and an independent consultant, and has concluded that the Incentive Program is designed to contribute to our success and reasonably unlikely to have a material adverse effect on the Partnership.

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

Long-Term Incentive Program (LTIP). The LTIP represents the Partnership’s cash bonus plan for the CEO and other senior management personnel, and focuses on relative total unitholder return measured over a rolling three-year period ending on the last day of the fiscal year for which the award is to be computed. Specifically, the Partnership measures the arithmetic average trading price of the Partnership’s limited partner units over the sixty-trading day period preceding the first day and ending on and including the last day of the three-year measurement period. The Partnership also takes into account all distributions to unitholders during that period, and compares the resulting total returns to those provided to security holders within a group of the Partnership’s peers as measured using the same methodology. The peer group definition has evolved over time and has been based upon the recommendation of the Partnership’s compensation consultant to include companies within the forest products industry, as well as those in real estate or agriculture deemed to have a strong focus on land or natural resources. The following group of 13 companies was used as a benchmark for the 2017-19 performance cycle.

Forest Products	Real Estate	Agriculture
CatchMark Timber Trust (CTT)	EastGroup Properties (EGP)	Alico (ALCO)
PotlatchDeltic (PCH)	FRPH Holdings (FRPH)	Farmland Partners (FPI)
Rayonier (RYN)	Monmouth RE Investment (MNR)	Griffin Industrial Realty (GRIF)
Weyerhaeuser (WY)	St. Joe (JOE)	Limoneira (LMNR)
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

Performance Restricted Unit Plan (“PRU”). The PRU is the equity-based element of the Incentive Program, although awards can be made in cash, restricted units, or a combination of each. Awards from this component of the Incentive Program are based upon a pool established at the beginning of each fiscal year and adjusted upward or downward as participants are added to or deleted from the Incentive Program. For 2019, the payout award pool consisted of 4,400 units for Mr. Ringo and 15,678 units for all other participants collectively.

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

Clawbacks. The Partnership’s incentive compensation program is subject to the clawback provisions of the Dodd-Frank Act and Section 304 of the Sarbanes-Oxley Act. The Committee reserves the right and option to require the return of incentive compensation paid pursuant to the Incentive Program in any instances of employee misconduct and, in certain circumstances, may require disgorgement of awards for periods covered by a restatement of the Partnership’s financial reports. The Partnership adheres to all applicable regulations of the SEC, NASDAQ, and other governmental authorities regarding obligations to seek disgorgement of erroneous or excessive compensation.

Perquisites and Other Personal Benefits. We do not provide perquisites or other personal benefits to our executive officers or senior managers. We do not own or lease aircraft for our executives’ personal use or otherwise. Our health care and medical insurance programs, as well as the terms of our defined contribution retirement plan (401(k)), are the same for all salaried employees, including officers. Further information regarding our defined contribution plan is set forth below in the paragraph entitled “Defined Contribution Retirement Savings Plan”.

Defined Benefit Pension Plans. None of our named executive officers participate in or have account balances in qualified or non-qualified defined benefit plans sponsored by us.

Defined Contribution Retirement Savings Plan. As of December 31, 2019, all our employees are eligible to participate in our defined contribution plan, which is a tax qualified plan pursuant to Section 401(k) of the Code. During each of the years 2017 through 2019 the Partnership matched 50% of the employees’ contributions on up to 8% of compensation. Partnership contributions to the plan amounted to $234,000, $222,000, and $195,000 for each of the years ended December 31, 2019, 2018, and 2017, respectively. Employees ordinarily become fully vested in the Partnership’s contribution over a six-year period. The Partnership does not discriminate between executive and non-executive employees with respect to any aspect of this plan.

Agreements Between the Partnership and Executive Officers. Each employee is employed at the will of the Partnership and does not have a term of guaranteed employment. We do not have any employment agreements with any of our named executive officers. We do have in place, however, a change in control agreement with the CEO (see discussion below) and, as noted above the Committee may adopt certain severance and continuation compensation arrangements in connection with our entry into the Merger Agreement and the transactions related thereto.

Severance and Other Termination Benefits

The Committee recognizes that, as with all publicly traded entities, a change in control of Pope Resources or its Managing General Partner may occur and that the uncertainty created by this potential event could result in the loss or distraction of executives, with a resulting detriment to unitholders. Having recognized that Pope Resources, as a public company, might find itself in a circumstance involving an unsolicited change in control proposal, or in a situation in which the Board of Directors determines that a strategic transaction is in the best interests of the unitholders, the Committee has long assessed the desirability of maintaining change-in-control arrangements. To that end, in 2004, Pope Resources entered into a change in control agreement with Mr. Ringo that is intended to align his interests with the unitholders’ by enabling him to promote the Partnership’s interests in connection with strategic transactions that may be in the best interests of unitholders without undue concern for personal circumstances. Further, in light of the Merger Agreement, the Committee has considered, and continues to evaluate, the appropriateness of providing incentives to employees and executive officers whose roles would be affected by the Merger. No such program has yet been adopted, but the Partnership anticipates that these arrangements may be adopted prior to or in connection with the Merger. Any such program would be described in future filings with the Commission and communicated to unitholders in the proxy statement that would be used to seek unitholder approval for the Merger.

As noted above, the only Partnership employee who currently has a change-in-control agreement is Mr. Ringo. This program is based on a “double trigger” mechanism, which means that upon the involuntary termination of the executive’s employment (other than “for cause,” and including resignation for certain specified reasons) within eighteen months after a change in control occurs, the following benefits would be provided:

•	cash payments equal to two times Mr. Ringo’s base salary, plus the executive’s target bonus for the year in which the change in control occurred;

•	immediate vesting of all outstanding unit awards consistent with the terms of the Pope Resources 2005 Equity Incentive Plan; and

•	continued coverage for Mr. Ringo and his dependents under Pope Resources’ health and welfare plan for up to 18 months after termination.

The following table summarizes the cash payments that would have been due to Mr. Ringo if a change in control event had occurred on December 31, 2019.

Two times base salary	$830,000
Target bonus	$286,000
Total cash payments	$1,116,000

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

CEO Pay Ratio

The compensation for our CEO in 2019 was approximately 22 times the median compensation among all other employees. We identified the median employee by examining the 2019 taxable compensation for all individuals, excluding our CEO, who were employed by us on December 31, 2019, the last business day of our fiscal year. We included all employees, whether employed on a full-time, part-time, or seasonal basis. We did not adjust part-time or seasonal employees’ compensation to reflect the equivalent of full-time employment. We did not annualize the compensation for any employees who were not employed by us for all of 2019, nor did we include independent contractors or other persons who were not actual employees. All our employees are located in the United States. We believe the use of total taxable compensation for all employees is a consistently applied compensation measure that reflects the relative value of the compensation of our employees.

After identifying the median employee based on total taxable compensation, we calculated the annual total compensation for such employee using the same methodology that we use for our named executive officers as set forth in the Summary Compensation Table below.

Summary Compensation Table

The following table sets forth information regarding compensation earned by our named executive officers for the years 2017 through 2019:

Name and Principal Position	Year	Salary ($)	Unit Awards ($) (1)	Non-equity Incentive Program Compensation ($) (2)	All Other Compensation ($) (3)	Total ($)
Thomas M. Ringo President and CEO	2019	412,500	386,734	540,000	49,144	1,388,378
	2018	400,000	235,800	171,450	39,877	847,127
	2017	395,833	262,275	196,300	32,671	887,079
Kevin C. Bates Vice President of Timberland Investments	2019	281,276	118,703	160,000	26,328	586,307
	2018	261,588	79,910	60,960	23,880	426,338
	2017	255,208	94,419	60,400	20,340	430,367
Michael J. Mackelwich Vice President, Timberland Operations	2019	221,667	109,914	100,000	19,700	451,281
	2018	204,167	58,950	38,100	17,250	318,467
	2017	198,333	69,940	60,400	15,054	343,727
Daemon P. Repp Vice President and CFO (4)	2019	196,667	48,295	43,592	13,596	302,150
	2018	178,333	29,475	31,442	12,287	251,537
Director of Finance	2017	145,658	27,976	28,272	10,516	212,422
Jonathan P. Rose Vice President - Real Estate and President of Olympic Property Group	2019	225,377	134,154	100,000	21,624	481,155
	2018	219,865	57,378	38,100	20,184	335,527
	2017	214,503	69,940	60,400	19,228	364,071
John D. Lamb Vice President and CFO (4)	2017	91,089	—	—	175,543	266,632

(1)
Amounts represent the market value on the date of grant of restricted units received in January 2020, 2019, and 2018, respectively, as compensation under the PRU plan for 2019, 2018 and 2017 performance. Expense is recognized, however, over the four-year vesting period for each of these grants with 25% vesting each year.

(2)
Represents awards earned for each of the years 2017 through 2019 under the LTIP but paid out in January 2018, 2019, and 2020, respectively, as discussed in the Compensation Discussion and Analysis. For Mr. Repp, the amount represents the award under the PRU plan paid in January 2020, 2019, and 2018 for 2019, 2018, and 2017 performance, respectively, as discussed in the Compensation Discussion and Analysis.

(3)
Amounts represent matching contributions to the Partnership’s 401(k) plan made by the Partnership on behalf of the executive, and distributions received by the executive on unvested restricted Partnership units (the value of the restricted units is described under footnote (1) above and not repeated here). For Mr. Lamb, the amount also includes $50,000 earned in 2016 and paid in 2017 in recognition that he would not receive his first payment under the LTIP until 2018. Mr. Lamb left the Partnership on August 11, 2017. Mr. Lamb’s amounts include $98,165 and $29,916 of salary continuation payments for 2017 and 2018, respectively, and $73,333 paid in January 2018 under the LTIP pursuant to his separation agreement.

(4)
Mr. Repp, in his role as Director of Finance, succeeded Mr. Lamb on August 11, 2017, and became a named executive officer as the Partnership’s principal financial officer. On December 4, 2018, Mr. Repp was appointed Vice President and CFO of the Partnership.

Grants of Plan Based Awards Table

The following table supplements the Summary Compensation Table and lists both annual and long-term incentive awards made during 2019 to each named executive officer.

			Estimated Future Payouts Under Non-Equity Incentive Program Awards (1)			Estimated Future Payouts Under Equity Incentive Program Awards
Name	Type of Award	Grant Date (2)	Thresh -old ($)	Target ($)	Maximum ($)	Thresh -old ($)	Target ($)	Maximum ($)	All Other Unit Awards: Number of Shares of Unit or Units (#) (3)	All Other Options Awards: Number of Securities Underlying Options (#)	Closing Price on Grant Date ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Thomas M Ringo President and CEO	LTIP 2019-2021	None	—	350,000	700,000
	RU	1/14/19							3,600		69.50	250,200
Kevin C. Bates Vice President	LTIP 2019-2021	None	—	100,000	200,000
	RU	1/14/19							1,220		69.50	84,790
Michael J. Mackelwich Vice President	LTIP 2019-2021	None	—	80,000	160,000
	RU	1/14/19							900		69.50	62,550
Daemon P. Repp Vice President and CFO	LTIP 2019-2021	None	—	50,000	100,000
	RU	1/14/19							450		69.50	31,275
Jonathan P. Rose Vice President	LTIP 2019-2021	None	—	50,000	100,000
	RU	1/14/19							876		69.50	60,882

(1)
Reflects potential awards under the LTIP. The LTIP was implemented in 2010 with an initial “cycle” corresponding to the performance period 2008-10, a second cycle for the performance period 2009-11, and so on up through the cycle for the performance period 2019-21 which is the only cycle shown in the table above since its performance period initiated in calendar year 2019. Payouts for the 2015-17, 2016-18, and 2017-19 cycles are reflected in the Summary Compensation Table (see footnote (2) from that table). A description of how the LTIP functions is described above under Long-Term Incentive Program (LTIP).

(2)	No grant date attaches to LTIP cycles.

(3)	Reflects the grant of time-based restricted units that will vest ratably over a four-year period on each of the four anniversaries of the grant dates.

Unit Incentive Program

In 2005, the Board of Directors of Pope MGP, Inc. adopted the Pope Resources 2005 Unit Incentive Program (the “Plan”) and terminated future awards under the Partnership’s 1997 Unit Option Plan. The Plan is administered by the Committee. The purpose of the change to the Plan was to allow the Committee to award restricted units to employees and directors, which the Committee believes better aligns participants’ interests with those of our current unitholders than did the option grants under the 1997 plan.

Units Available for Issuance

There are 1,105,815 units authorized under the Plan, of which 841,861 remained authorized but unissued at December 31, 2019.

Unit Options

There are currently no unexpired and unexercised options.

Vesting Schedule

Under the PRU plan, restricted units granted ordinarily vest ratably over four years, with 25% vesting on each anniversary of the grant. The administrator may vary this schedule in its discretion.

Unit Appreciation Rights

In addition to Unit grants, the Committee may grant unit appreciation rights. Unit appreciation rights represent a right to receive the appreciation in value, if any, of the Partnership’s units over the base value of the unit appreciation right. As of December 31, 2019, no unit appreciation rights have been granted under the Plan.

Adjustments, Changes in Our Capital Structure

As discussed above, the Committee retains the discretion to adjust the number and kind of units available for grant under the Plan, as well as the other terms of awards currently outstanding or granted in the future, in the event of a merger or consolidation. Further information about any such adjustments in connection with the Merger will be disclosed in future filings.

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

Outstanding Equity Awards at Fiscal Year-End; Option Exercise and Units Vested

The following table summarizes the outstanding equity award holdings of our named executive officers as of December 31, 2019:

	Option Awards					Unit Awards
Name	Number of Securities Underlying Unexercised Options Exercisable (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Units That Have Not Vested (#)	Market Value of Units That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Thomas M. Ringo President and CEO	—	—	—			9,486	877,455	—	—
Kevin C. Bates Vice President	—	—	—			3,782	349,835	—	—
Michael J. Mackelwich Vice President	—	—	—			2,550	235,875
Daemon P. Repp Vice President and CFO	—	—	—			1,024	94,720	—	—
Jonathan P. Rose Vice President	—	—	—			2,606	241,055	—	—

The following table summarizes the number of units acquired and amounts realized by our named executive officers during the year ended December 31, 2019 on the vesting of restricted units.

	Option Awards		Unit Awards
Name	Number of Units Acquired on Exercise	Value Realized on Exercise	Number of Units Acquired on Vesting	Value Realized on Vesting
	(#)	($)	(#) (1)	($)
Thomas M. Ringo President and CEO	—	—	3,138	218,781
Kevin C. Bates V.P. Timberland Investments	—	—	1,463	102,000
Michael J. Mackelwich V.P. Timberland Operations	—	—	850	59,262
Daemon P. Repp Vice President and CFO	—	—	375	26,145
Jonathan P. Rose V.P. Real Estate	—	—	1,140	79,480

(1)
Of the 1,140 units acquired upon vesting in 2019 by Mr. Rose, he tendered back 336 units with an aggregate value of $23,426 to the Partnership in lieu of paying cash for payroll taxes due on the vesting. As such, Mr. Rose retained a net position of 804 of these units.

Officer Unit Ownership Guidelines

The Partnership has adopted unit ownership guidelines under which the President/CEO should hold units, including unvested restricted units, with a value of five times annual base salary. In addition, ORM Timber Fund IV LLC requires that certain other officers should hold units, including unvested restricted units, with a value of two to four times annual base salary, depending on their position. The other officers do not have a specific time period within which to satisfy the guideline, but may not sell units, except for the surrendering of newly vested units to satisfy income tax withholdings thereon, until their particular ownership target is reached. As of February 14, 2020, Messrs. Ringo, Bates, Mackelwich, Repp, and Rose owned units of Pope Resources that had the following values expressed as multiples of their December 31, 2019 base salary. In addition, the table below outlines, in a relative sense, how the respective ownership positions of each named executive officer were obtained.

		Thomas M. Ringo	Kevin C. Bates	Michael J. Mackelwich	Daemon P. Repp	Jonathan P. Rose
A	Total # of units owned - excluding unvested restricted units	33,739	24,900	4,237	5,126	6,661
B	Value of units owned - excluding unvested restricted units	$3,917,435	$2,891,139	$491,958	$595,180	$773,409
C	Base salary	$415,000	$285,000	$225,000	$200,000	$226,300
	Value divided by salary - B/C	9.4	10.1	2.2	3.0	3.4
% of A acquired via:
	Open market purchase	7%	9%	—%	46%	—%
	Exercise of options	30%	15%	—%	—%	—%
	Vesting of restricted units	67%	76%	100%	54%	100%
D	Total # of unvested restricted units	9,966	3,547	2,663	1,146	2,947
E	Value of unvested restricted units	$1,157,152	$411,842	$309,201	$133,062	$342,176
	Value divided by salary - E/C	2.8	1.4	1.4	0.7	1.5
F	Combined value of all owned units - B + E	$5,074,587	$3,302,981	$801,159	$728,242	$1,115,585
	Value divided by salary - F/C	12.2	11.6	3.6	3.6	4.9
	Ownership guideline	5.0	4.0	2.0	2.0

Director Compensation

Compensation of the outside directors of Pope MGP, Inc. consists of a quarterly retainer of $7,500. The Lead Director receives an additional quarterly retainer of $2,000. Members of the Audit Committee and Human Resources Committee receive additional quarterly retainers of $1,875 and $1,250, respectively. The Chairman of the Audit Committee and the Human Resources Committee receive an additional quarterly retainer of $3,125 and $2,000, respectively. Members of the Special Committee receive additional quarterly retainers of $2,000. With the exception of retainers related to serving on the Special Committee (which are paid only in cash), directors ordinarily may elect to receive all or a portion of their director fees in units rather than cash; however, the Directors’ ability to make such an election expired on December 31, 2019. When such an election is permitted, the number of units issued as payment for the quarterly retainers is determined by dividing the retainer amount by the closing price on the last trading day of each fiscal quarter, rounded down to the nearest whole unit. The remaining retainer amount is paid in cash.

The following table sets forth a summary of the compensation we paid to our non-employee directors for their services as such in 2019:

Name	Fees Earned or Paid in Cash ($)	Unit Awards ($) (1)	Option Awards ($) (2)	Non-Equity Incentive Program Compensation ($)	Change in Pension Value and Non-qualified Deferred Compensation Earnings	All Other Compensation ($) (3)	Total ($)
William R. Brown	55,000	50,040	—	—	—	18,284	123,324
John E. Conlin	—	100,540	—	—	—	17,909	118,449
Sandy D. McDade	20,500	80,040	—	—	—	28,053	128,593
Maria M. Pope	—	85,040	—	—	—	7,328	92,368

(1)
Amounts include the market value on the date of grant (January 14, 2019) of restricted units received during the year. These units are subject to a trading restriction until the units vest. These unit grants vest ratably over four years, with 25% vesting on each anniversary of the grant. In addition, amounts include units with a value of $50,500 for Mr. Conlin, $30,000 for Mr. McDade, and $35,000 for Ms. Pope, who elected to receive all or a portion of their quarterly retainers in the form of units. For each of Mr. Conlin and Ms. Pope, a total of 375 restricted units granted during fiscal year 2015 vested and became eligible for trading on January 12, 2019. For Mr. Brown, 375 restricted units granted during fiscal year 2015 vested and became eligible for trading on March 24, 2019. For each of Mr. Brown, Mr. Conlin and Ms. Pope, 194 units granted during fiscal year 2016 vested and became eligible for trading on January 13, 2019. For Mr. McDade, 184 units restricted units granted during fiscal year 2016 vested and became eligible for trading on May 5, 2019. For each of Mr. Brown, Mr. Conlin, Mr. McDade, and Ms. Pope, 191 units granted during fiscal year 2017 vested and became eligible for trading on January 11, 2019. For each of Mr. Brown, Mr. Conlin, Mr. McDade, and Ms. Pope, 179 units granted during fiscal year 2018 vested and became eligible for trading on January 12, 2019.

(2)	No options were awarded in 2019.

(3)
Amounts represent distributions received on unvested restricted Partnership units. For Mr. McDade, amounts also include $10,000 for consultation services. For each of Mr. Brown, Mr. Conlin, and Mr. McDade, amounts also include $10,581 for service on a special committee formed by the Board to evaluate potential transactions that resulted in the recently announced agreement under which the Partnership will be acquired by Rayonier, Inc.

Director Unit Ownership Guidelines

The Partnership has adopted unit ownership guidelines under which the directors should hold units, including unvested restricted units, with a value of $250,000. Directors should generally achieve the target ownership level within five years of becoming a director. Mr. Brown, Mr. Conlin, Mr. McDade, and Ms. Pope have reached the ownership guideline.

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

Composition of the Committee

The Committee is comprised of William R. Brown, John E. Conlin, Sandy D. McDade, and Maria M. Pope. Mr. Conlin served as Committee Chair during 2019. None of the members are or were officers or employees of the Partnership or the General Partner.

Conclusion

The Human Resources Committee believes that for 2019 the compensation terms for Messrs. Ringo, Bates, Mackelwich, Repp, and Rose, as well as for our other management personnel, were clearly related to the realization of the goals and strategies established by the Partnership. The discussion set forth in this section entitled “Compensation Discussion and Analysis” is hereby adopted as the Report of the Human Resources Committee for the year ended December 31, 2019.

John E. Conlin, Chair
 William R. Brown
Sandy D. McDade
 Maria M. Pope

Audit Committee Report on Financial Statements

The Audit Committee of the General Partner’s Board of Directors has furnished the report set forth in the following section entitled “Responsibilities and Composition of the Audit Committee” on the Partnership’s year-end financial statements and audit for fiscal year 2019. The Audit Committee’s report is intended to identify the members of the Audit Committee and describe in general terms the responsibilities the Audit Committee assumes, the process it undertakes, and the matters it considers in reviewing the Partnership’s financial statements and monitoring the work of the Partnership’s external auditors.

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

William R. Brown, Chair
John E. Conlin
Sandy D. McDade

Item 12.             SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SECURITY HOLDER MATTERS

Principal Unitholders

As of February 14, 2020, the following persons were known or believed by the Partnership (based solely on statements made in filings with the SEC or other information we believe to be reliable) to be the beneficial owners of more than 5% of the outstanding Partnership units:

Name and Address of Beneficial Owner	Number Of Units (1)	Percent of Class
Gordon P. Andrews P.O. Box 2040 San Anselmo, CA 94979	567,758 (2)	13.0
James H. Dahl 501 Riverside, Suite 902 Jacksonville, FL 32202	538,080 (3)	12.3
Maria M. Pope 133 SW 2nd Ave., Ste. 301 Portland, OR 97204	311,295 (4)	7.1

(1)
Each beneficial owner has sole voting and investment power unless otherwise indicated. Includes restricted units that are unvested since beneficial owner receives distributions on all such restricted units.

(2)
Includes 437,113 units held in the Emily T. Andrews Revocable Trust of 1987 (“Andrews Trust”). Mr. Andrews is the sole trustee of the Andrews Trust. Also includes 1,090 units held in the Adolphus Andrews, Jr. Trust, of which Mr. Andrews is sole trustee. Includes a total of 60,000 units held by Pope MGP, Inc., and Pope EGP, Inc., the Partnership’s general partners, attributable to Mr. Andrews by virtue of the Shareholders Agreement entered into by and among Pope MGP, Inc., Pope EGP, Inc., Peter T. Pope, Emily T. Andrews, Pope & Talbot, Inc., present and future directors of Pope MGP, Inc. and the partnership, dated as of November 7, 1985. Mr. Andrews is deemed to exercise shared voting and dispositive power over units held by the general partners because of his relationship to the Emily T. Andrews 1987 Revocable Trust, over which he holds or shares control. Mr. Andrews disclaims beneficial ownership of units held by the general partners except to the extent of his pecuniary interest therein. Includes 21,818 units held within the Gordon Pope Andrews Descendants Trust U/T/D December 31, 2012. Includes 540 unvested restricted units.

(3)	This information is based upon information disclosed publicly by the filing person and without separate confirmation.

(4)
Includes 198,244 units held by PT Pope Properties LLC in which the Ms. Pope shares beneficial ownership. Ms. Pope is the managing member of PT Pope Properties LLC. Ms. Pope disclaims beneficial ownership of such units except to the extent of her pecuniary interest in PT Pope Properties LLC. Includes 49,307 units held by PMG Family Limited Partnership which is controlled by Ms. Pope. Ms. Pope disclaims beneficial ownership of such units except to the extent of her pecuniary interest in PMG Family Limited Partnership. Includes a total of 60,000 units held by Pope MGP, Inc. (“MGP”) and Pope EGP, Inc. (“EGP”). MGP and EGP are the Issuer’s general partners. Ms. Pope is deemed to share voting and dispositive power over the units held by MGP and EGP by virtue of her position as the sole trustee of PMG Trust UTA dated June 28, 2016 (“PMG Trust”), which does not own any Units but which owns 50% of the outstanding capital stock of each of MGP and EGP. Ms. Pope is thus deemed to have shared beneficial ownership of the Units held by each of MGP and EGP by virtue the Issuer’s Partnership Agreement and a shareholders agreement (the “Shareholders Agreement”) among the Partnership, MGP, EGP, Ms. Pope’s predecessor in interest, certain other reporting persons identified in this filing, and certain other persons party thereto the Shareholders Agreement. Ms. Pope disclaims beneficial ownership of the units held by each of MGP and EGP except to the extent of her pecuniary interest therein. Includes 1,088 unvested restricted units.

Management

As of February 14, 2020, the beneficial ownership of the Partnership units of (1) the named executives (2) the directors of the Partnership’s general partners, (3) the general partners of the Partnership, and (4) the Partnership’s officers, directors and general partners as a group, was as follows. **

Name	Position and Offices	Number of Units (1)	Percent of Class
Thomas M. Ringo	Director, President and CEO, Pope MGP, Inc. and the Partnership	43,705 (2)	1.0
William R. Brown	Director, Pope MGP, Inc.	3,725 (3)	*
John E. Conlin	Director, Pope MGP, Inc.	30,518 (4)	*
Sandy D. McDade	Director, Pope MGP, Inc.	3,939 (5)	*
Maria M. Pope	Director, Pope MGP, Inc.	311,295 (6)	7.1
Kevin C. Bates	Vice President of Timberland Investments	28,447 (7)	*
Daemon P. Repp	Vice President and CFO	6,272 (8)	*
Michael J. Mackelwich	Vice President, Timberland Operations	6,900 (9)	*
Jonathan P. Rose	Vice President – Real Estate and President of Olympic Property Group	9,608 (10)	*
Pope MGP, Inc.	Managing General Partner of the Partnership	6,000	*
Pope EGP, Inc.	Equity General Partner of the Partnership	54,000	1.2
All General partners, directors and officers of general partners, and officers of the Partnership as a group (9 individuals and 2 entities)		444,409 (11)	10.2

*           Less than 1%
**        The address of each of these parties is c/o Pope Resources, 19950 Seventh Avenue NE, Suite 200, Poulsbo, WA 98370.

(1)
Each beneficial owner has sole voting and investment power unless otherwise indicated. Includes restricted units that are unvested since beneficial owner receives distributions on all such restricted units.

(2)	Includes 9,966 unvested restricted units.

(3)	Includes 1,088 unvested restricted units.

(4)	Includes 1,088 unvested restricted units.

(5)	Includes 1,272 unvested restricted units

(6)
Includes 198,244 units held by a limited liability company controlled by Ms. Pope and 1,088 unvested restricted units. Also includes 49,307 units held by PMG Family Limited Partnership which is controlled by Ms. Pope and 60,000 units held by Pope MGP, Inc. and Pope EGP, Inc., as to which she shares investment and voting power.

(7)	Includes 3,547 unvested restricted units.

(8)	Includes 1,146 unvested restricted units.

(9)	Includes 2,663 unvested restricted units.

(10)	Includes 2,947 unvested restricted units.

(11)	For this computation, the 60,000 units held by Pope MGP, Inc. and Pope EGP, Inc. are excluded from units beneficially owned by Ms. Pope. Includes 24,805 unvested restricted units.

Equity Compensation Plan Information

The following table presents certain information with respect to the Partnership’s equity compensation plans and awards thereunder on December 31, 2019.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	-	N/A	841,861

Equity compensation plans not approved by security holders	-	-	-
Total	-	N/A	841,861

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

Review, Approval or Ratification of Transactions with Related Persons. Our limited partnership agreement requires that the Partnership pay or reimburse our general partners for administrative expenses incurred in connection with their respective services as such. The Partnership maintains written policies and procedures for the approval of related party transactions, including transactions between the Partnership and the general partners and other affiliates. Fees and expenses payable or reimbursable to the general partners are subject to review and approval by the Board or by a committee thereof, depending on the circumstances of such transactions. The Partnership’s audit committee charter charges the audit committee with overseeing most aspects of the Partnership’s legal and ethical compliance, including review and preapproval of related party transactions and significant unusual transactions.

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

Reimbursement of General Partner Shareholder Expenses. In connection with the Partnership’s strategic evaluation project discussed in this Report, and with our entry into the agreement and plan of merger with Rayonier, Inc., dated as of January 14, 2020, in 2019 the Partnership paid or accrued legal fees totaling $386,000 and financial advisory fees totaling $400,000 for advisors to the shareholders of our general partners, and has agreed to pay up to an additional $114,000 for legal fees and up to an additional $850,000 for financial advisory fees for such advisors. The fees and expenses paid or payable in respect of these services were approved by the special committee formed by the Board for the purpose of overseeing the Partnership’s strategic evaluation project, which committee was comprised solely of directors who had no interest in the legal and advisory fees so paid or payable.

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

Item 14.            PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table summarizes fees related to the Partnership’s principal accountants, KPMG LLP, for 2019 and 2018.

Description of services	2019	%	2018	%
Audit (1)	$725,700	100%	$745,489	100%
Audit related (2)	—	—	—	—
Tax (2)	—	—	—	—
All other fees (3)	1,780	—%	3,530	—%
Total	$727,480	100%	$749,019	100%

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

(2)	There were no fees paid for audit related or tax services.

(3)	Subscription to KPMG LLP’s Accounting Research Online tool and required agreed-upon procedures report for Port Gamble environmental long-term monitoring activities for 2018.

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

10.1	Form of Change of control agreement. (3)

10.2	Mortgage, Financing statement and Fixture Filing executed by Pope Resources in favor of Northwest Farm Credit Services, FLCA dated June 10, 2010. (5)

10.3	Mortgage, Financing statement and Fixture Filing executed by Pope Resources in favor of Northwest Farm Credit Services, PCA dated June 10, 2010. (5)

10.4	First Amended and Restated Term Note from Pope Resources to Northwest Farm Credit Services, FLCA dated June 10, 2010. (5)

10.5	Term Note from Pope Resources to Northwest Farm Credit Services, FLCA dated June 10, 2010. (5)

10.6	Revolving Operating Note from Pope Resources to Northwest Farm Credit Services, PCA dated April 1, 2015. (8)

10.7	Amended and Restated Note (Revolving Line of Credit) from Pope Resources to Northwest Farm Credit Services, PCA dated October 11, 2018. (12)

10.8	Second Amended and Restated Master Loan Agreement between Pope Resources and Northwest Farm Credit Services, FLCA dated July 20, 2016. (9)

10.9	Second Amended and Restated Master Loan Agreement between Pope Resources and Northwest Farm Credit Services, PCA dated July 20, 2016. (9)

10.10	Amendment No. 3 To Second Amended and Restated Master Loan Agreement between Pope Resources and Northwest Farm Credit Services, FLCA dated October 11, 2018. (12)

10.11	Amendment No. 3 To Second Amended and Restated Master Loan Agreement between Pope Resources and Northwest Farm Credit Services, PCA dated October 11, 2018. (12)

10.12	Note and Loan Agreement between Pope Resources and Northwest Farm Credit Services, FLCA dated July 20, 2016. (9)

10.13	Amended and Restated Note and Loan Agreement between Seventh Avenue Poulsbo, LLC and Northwest Farm Credit Services, FLCA dated September 30, 2016. (10)

10.14	Amended and Restated Note between Pope Resources and Northwest Farm Credit Services, FLCA dated June 27, 2017. (11)

10.15	Amendment No. 1 to Amended and Restated Note (Long Term Financing Facility) (13)

10.16	Amended and Restated Note (Long Term Financing Facility) between Pope Resources and Northwest Farm Credit Services, FLCA dated October 11, 2018. (12)

10.17	Note (Acquisition Facility) between Pope Resources and Northwest Farm Credit Services, FLCA dated October 11, 2018. (12)

10.18	Loan Agreement between ORM Timber Operating Company II, LLC and Metropolitan Life Insurance Company dated September 1, 2010. (5)

10.19	First Amendment to Loan Agreement between ORM Timber Operating Company II, LLC and Metropolitan Life Insurance Company dated February 7, 2011. (5)

10.20	Promissory Note from ORM Timber Operating Company II, LLC to Metropolitan Life Insurance Company dated September 1, 2010. (5)

10.21	Guaranty by ORM Timber Fund II, Inc. in favor of Metropolitan Life Insurance Company dated September 1, 2010. (5)

10.22	Deed of Trust, Security Agreement, Assignment of Leases and Rents and Fixture Filing between ORM Timber Operating Company II, LLC and Metropolitan Life Insurance Company dated September 1, 2010. (5)

10.23	Trust Deed, Security Agreement, Assignment of Leases and Rents and Fixture Filing between ORM Timber Operating Company II, LLC and Metropolitan Life Insurance Company dated September 1, 2010. (5)

10.24	Second Amendment to Loan Agreement between ORM Timber Operating Company II, LLC and Metropolitan Life Insurance Company dated August 15, 2013. (6)

10.25	Promissory Note from ORM Timber Operating Company II, LLC to Metropolitan Life Insurance Company dated August 15, 2013. (6)

10.26	Amendment and Reaffirmation of Guaranty by ORM Timber Fund II, Inc. in favor of Metropolitan Life Insurance Company dated August 15, 2013. (6)

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

10.29	Master Loan Agreement among ORM Timber Fund III (REIT) Inc. and Northwest Farm Credit Services, FLCA and Northwest Farm Credit Services, PCA dated December 2, 2013. (6)

10.30	Promissory Note from ORM Timber Fund III (REIT) Inc. to Northwest Farm Credit Services, FLCA dated December 2, 2013. (6)

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

10.34	Guaranty Agreement by ORM Timber Fund III LLC and ORM Timber Fund III (Foreign) LLC in favor of Northwest Farm Credit Services, FLCA dated December 2, 2013. (6)

10.35	Amendment No. 3 to Master Loan Agreement among ORM Timber Fund III (REIT) Inc. and Northwest Farm Credit Services, FLCA and Northwest Farm Credit Services, PCA dated October 14, 2014. (7)

10.36	Amendment No. 5 to Master Loan Agreement among ORM Timber Fund III (REIT) Inc. and Northwest Farm Credit Services, FLCA and Northwest Farm Credit Services, PCA dated November 11, 2016. (10)

10.37	Promissory Note from ORM Timber Fund III (REIT) Inc. to Northwest Farm Credit Services, FLCA dated October 14, 2014. (7)

10.38	Mortgage, Financing Statement and Fixture Filing between ORM Timber Fund III (REIT) Inc. and Northwest Farm Credit Services, PCA dated October 14, 2014. (7)

10.39	Mortgage, Financing Statement and Fixture Filing between ORM Timber Fund III (REIT) Inc. and Northwest Farm Credit Services, FLCA dated October 14, 2014. (7)

21.1	Significant Subsidiaries. (14)

23.1	Consent of Independent Registered Public Accounting Firm. (14)

31.1	Certificate of Chief Executive Officer. (14)

31.2	Certificate of Chief Financial Officer. (14)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (14)

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (14)

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference from the Partnership’s registration on Form 10 filed under File No. 1-9035 and declared effective on December 5, 1985.

(2)	Incorporated by reference from the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 1988.

(3)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2005.

(4)	Filed with Form S-8 on September 9, 2005.

(5)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2010.

(6)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2013.

(7)	Incorporated by reference to the Partnership’s annual report on form 10-K for the fiscal year ended December 31, 2014.

(8)	Incorporated by reference to the Partnership’s quarterly report on Form 10-Q for the fiscal quarter ended March 31, 2015.

(9)	Incorporated by reference to the Partnership’s quarterly report on Form 10-Q for the fiscal quarter ended September 30, 2016.

(10)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2016.

(11)	Incorporated by reference to the Partnership’s quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2017.

(12)	Incorporated by reference to the Partnership’s annual report on Form 10-K for the fiscal year ended December 31, 2018.

(13)	Incorporated by reference to the Partnership’s quarterly report on Form 10-Q for the fiscal quarter ended June 30, 2019.

(14)	Filed with this annual report on Form 10-K for the fiscal year ended December 31, 2019.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Partnership has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

POPE RESOURCES, A Delaware
Limited Partnership

By POPE MGP, INC.
Managing General Partner

Date: February 28, 2020	By /s/ Thomas M. Ringo
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Partnership and in the capacities and on the date indicated.

Date: February 28, 2020	By /s/ Thomas M. Ringo
Thomas M. Ringo,
President and Chief Executive Officer (principal executive officer), Partnership and Pope MGP, Inc.; Director, Pope MGP, Inc.

Date: February 28, 2020	By /s/ Daemon P. Repp
Daemon P. Repp
Vice President and Chief Financial Officer (principal financial officer), Partnership and Pope MGP, Inc.

Date: February 28, 2020	By /s/ Sean M. Tallarico
Sean M. Tallarico
Controller (principal accounting officer), Partnership

Date: February 28, 2020	By /s/ William R. Brown
William R. Brown
Director, Pope MGP, Inc.

Date: February 28, 2020	By /s/ John E. Conlin
John E. Conlin
Director, Pope MGP, Inc.

Date: February 28, 2020	By /s/ Sandy D. McDade
Sandy D. McDade
Director, Pope MGP, Inc.

Date: February 28, 2020	By /s/ Maria M. Pope
Maria M. Pope
Director, Pope MGP, Inc.