Form 10-Q
period 2020-03-31
POPE RESOURCES LTD PARTNERSHIP
filed 2020-05-06
CIK 784011

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-Q

( X )	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒          No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).      Yes ☒         No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one)

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

Partnership units outstanding at April 30, 2020: 4,367,215

Pope Resources
Index to Form 10-Q Filing
For the Three Months Ended March 31, 2020

PART I – FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS (Unaudited, in thousands)
Pope Resources, A Delaware Limited Partnership
March 31, 2020 and December 31, 2019

	2020	2019
ASSETS
Current assets
Partnership cash	$2,740	$2,030
ORM Timber Funds cash	9,575	6,197
Cash	12,315	8,227
Restricted cash	770	810
Total cash and restricted cash	13,085	9,037
Accounts receivable, net	4,618	3,824
Contract assets	2,361	2,765
Prepaid expenses and other current assets	1,405	1,385
Total current assets	21,469	17,011
Properties and equipment, at cost
Timber and roads	359,354	367,305
Timberland	77,064	77,035
Land held for development	20,264	20,223
Buildings and equipment, net of accumulated depreciation (2020 - $8,366; 2019 - $8,214)	5,208	5,340
Total properties and equipment, at cost	461,890	469,903
Other assets	6,503	6,635
Total assets	$489,862	$493,549

LIABILITIES, PARTNERS’ CAPITAL AND NONCONTROLLING INTERESTS
Current liabilities
Accounts payable	$2,939	$1,700
Accrued liabilities	5,675	7,165
Current portion of long-term debt - Partnership	134	133
Current portion of long-term debt - Funds	24,994	24,990
Deferred revenue	445	223
Current portion of environmental remediation liability	993	1,104
Other current liabilities	1,125	1,399
Total current liabilities	36,305	36,714
Long-term debt, net of unamortized debt issuance costs and current portion - Partnership	104,389	96,406
Long-term debt, net of unamortized debt issuance costs and current portion - Funds	32,347	32,345
Environmental remediation and other long-term liabilities	9,068	9,091
Partners’ capital and noncontrolling interests
General partners' capital (units issued and outstanding 2020 - 60; 2019 - 60)	645	751
Limited partners' capital (units issued and outstanding 2020 - 4,273; 2019 - 4,258)	34,565	42,010
Noncontrolling interests	272,543	276,232
Total partners’ capital and noncontrolling interests	307,753	318,993
Total liabilities, partners’ capital and noncontrolling interests	$489,862	$493,549

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (Unaudited)
Pope Resources, A Delaware Limited Partnership
Three Months Ended March 31, 2020 and 2019
(in thousands, except per unit data)

	Three Months Ended March 31,
	2020	2019
Revenue	$24,385	$25,042
Cost of sales	(18,515)	(16,608)
Operating expenses	(4,826)	(4,294)
General and administrative expenses	(7,496)	(1,764)
Income (loss) from operations	(6,452)	2,376

Interest expense, net	(1,443)	(1,515)

Income (loss) before income taxes	(7,895)	861
Income tax benefit (expense)	265	(94)
Net and comprehensive income (loss)	(7,630)	767

Net and comprehensive loss attributable to noncontrolling interests - ORM Timber Funds	3,460	2,528
Net and comprehensive loss attributable to noncontrolling interests - Real Estate	229	16
Net and comprehensive income (loss) attributable to unitholders	$(3,941)	$3,311

Allocable to general partners	$(55)	$46
Allocable to limited partners	(3,886)	3,265
Net and comprehensive income (loss) attributable to unitholders	$(3,941)	$3,311

Basic and diluted earnings (loss) per unit attributable to unitholders	$(0.92)	$0.75

Basic and diluted weighted average units outstanding	4,330	4,325

Distributions per unit	$1.00	$1.00
See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF PARTNERS’ CAPITAL AND NONCONTROLLING INTERESTS (Unaudited, in thousands)
Pope Resources, A Delaware Limited Partnership
Three Months Ended March 31, 2020 and 2019

		Attributable to Pope Resources
	Units	General Partners	Limited Partners	Noncontrolling Interests	Total
December 31, 2019	4,318	$751	$42,010	$276,232	$318,993
Net loss	—	(55)	(3,886)	(3,689)	(7,630)
Cash distributions	—	(61)	(4,306)	—	(4,367)
Equity-based compensation	15	10	747	—	757
March 31, 2020	4,333	$645	$34,565	$272,543	$307,753

		Attributable to Pope Resources
	Units	General Partners	Limited Partners	Noncontrolling Interests	Total
December 31, 2018	4,313	$944	$56,533	$281,123	$338,600
Net income (loss)	—	46	3,265	(2,544)	767
Cash distributions	—	(61)	(4,305)	(3,076)	(7,442)
Capital call	—	—	—	17,259	17,259
Preferred stock issuance	—	—	—	125	125
Equity-based compensation	17	8	585	—	593
Units issued under distribution reinvestment plan	—	—	24	—	24
Unit repurchases	(3)	—	(166)	—	(166)
Payroll taxes paid on unit net settlements	(1)	(1)	(78)	—	(79)
March 31, 2019	4,326	$936	$55,858	$292,887	$349,681

See accompanying notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited, in thousands)
Pope Resources, A Delaware Limited Partnership
Three Months Ended March 31, 2020 and 2019

	2020	2019
Net income (loss)	$(7,630)	$767
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depletion	8,875	6,534
Equity-based compensation	757	593
Depreciation and amortization	186	166
Deferred taxes	(203)	23
Cost of land sold	—	2
Loss from unconsolidated real estate joint venture	327	9
Gain on disposal of property and equipment	—	(61)
Cash flows from changes in operating accounts
Accounts receivable, net	(795)	(2,026)
Prepaid expenses, contract assets, and other assets	419	517
Real estate project expenditures	(55)	(1,023)
Accounts payable and accrued liabilities	(252)	(736)
Deferred revenue	222	86
Environmental remediation payments	(112)	(158)
Other current and long-term liabilities	(295)	285
Net cash provided by operating activities	1,444	4,978

Cash flows from investing activities
Reforestation and roads	(931)	(644)
Capital expenditures	—	(252)
Proceeds from sale of property and equipment	—	71
Investment in unconsolidated real estate joint venture	(46)	—
Deposit for acquisition of timberland - Partnership	—	(5)
Acquisitions of timberland - Partnership	(19)	(16)
Acquisitions of timberland - Funds	—	(19,344)
Net cash used in investing activities	(996)	(20,190)

Cash flows from financing activities
Line of credit borrowings	9,000	4,500
Line of credit repayments	(1,000)	(2,400)
Proceeds from issuance of long-term debt	—	3,000
Repayment of long-term debt	(33)	(32)
Proceeds from unit issuances - distribution reinvestment plan	—	24
Unit repurchases	—	(166)
Proceeds from preferred stock issuance - ORM Timber Funds	—	125
Payroll taxes paid on unit net settlements	—	(79)
Cash distributions to unitholders	(4,367)	(4,366)
Cash distributions - ORM Timber Funds, net of distributions to Partnership	—	(3,076)
Capital call - ORM Timber Funds, net of Partnership contribution	—	17,259
Net cash provided by financing activities	3,600	14,789

Net increase (decrease) in cash and restricted cash	4,048	(423)
Cash and restricted cash at beginning of period	9,037	6,057
Cash and restricted cash at end of period	$13,085	$5,634
See accompanying notes to condensed consolidated financial statements.

POPE RESOURCES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
March 31, 2020

1.
The condensed consolidated balance sheets as of March 31, 2020, and December 31, 2019, and the related condensed consolidated statements of comprehensive income, partners’ capital and noncontrolling interests, and cash flows for the three-month periods ended March 31, 2020, and 2019, have been prepared by Pope Resources, A Delaware Limited Partnership (the “Partnership”), pursuant to the rules and regulations of the Securities and Exchange Commission. The condensed consolidated financial statements are unaudited but, in the opinion of management, reflect all adjustments (consisting only of normal recurring adjustments and accruals) necessary for a fair presentation of the financial position, results of operations, and cash flows for the interim periods. The financial information as of December 31, 2019, is derived from the Partnership’s audited consolidated financial statements and notes thereto for the year ended December 31, 2019, and should be read in conjunction with such financial statements and notes. The results of operations for the interim periods are not indicative of the results of operations that may be achieved for the entire fiscal year ending December 31, 2020.

2.
The financial statements in the Partnership’s 2019 annual report on Form 10-K include a summary of significant accounting policies of the Partnership and should be read in conjunction with this Quarterly Report on Form 10-Q.

3.
On January 14, 2020, Pope Resources entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Rayonier, Inc., (“Rayonier”) and certain of its subsidiaries, and the Merger Agreement and merger were approved by Pope Resources unitholders on May 5, 2020. Upon consummation of the transaction, holders of limited partner units of the Partnership (including the depositary receipts therefor, the “Partnership Units”), will be entitled to receive, for each Partnership Unit, merger consideration consisting of (i) 3.929 common shares of Rayonier, (ii) 3.929 units of Rayonier Operating Partnership LP, or (iii) $125 in cash. Elections will be subject to proration to ensure that the aggregate amount of cash, on the one hand, and Rayonier common stock and Rayonier operating partnership units, on the other hand, that are issued in the merger would be equal to the amounts issued as if every Partnership Unit received $37.50 in cash and 2.751 Rayonier common shares or Rayonier operating partnership units. If elections for the Rayonier common shares and Rayonier operating partnership units are oversubscribed, then to reduce the effect of such proration Rayonier can, in its discretion, add additional equity (and decrease the amount of cash) payable to the Partnership unitholders making such election.

The merger is expected to be completed on May 8, 2020, and is subject to the satisfaction (or waiver, if permissible under applicable law) of customary closing conditions, including the approval of the holders of a majority of the Partnership Units.

4.
Revenue is measured based on the consideration specified in a contract with a customer. The Partnership recognizes revenue when it satisfies a performance obligation by transferring control over a product or service to a customer. Included in “Accounts receivable, net” are $4.1 million and $2.2 million of receivables from contracts with customers as of March 31, 2020, and December 31, 2019, respectively.

Significant changes in the contract asset balance during the period were as follows, and there were no contract liabilities as of March 31, 2020, and December 31, 2019 (in thousands):

Contract assets, December 31, 2019	$2,765
Revenue recognized from changes in estimates of variable consideration	4
Transferred to receivables from contract assets	(408)
Contract assets, March 31, 2020	$2,361

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

The following table presents log sale and other revenue for the Partnership Timber and Funds Timber segments:

(in thousands)	Quarter ended March 31,
	2020	2019
Partnership Timber
Log sale revenue	$9,861	$14,722
Timber deed sale revenue	1,638	—
Other revenue	577	449
Total revenue	$12,076	$15,171

Funds Timber
Log sale revenue	$11,999	$8,860
Timber deed sale revenue	4	—
Other revenue	47	580
Total revenue	$12,050	$9,440

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

The following table breaks down revenue for the Real Estate segment:

(in thousands)	Quarter ended March 31,
	2020	2019

Sale of unimproved land	$—	$22
Rentals and other	259	409
Total revenue	$259	$431

5.
The Partnership has two general partners: Pope MGP, Inc. and Pope EGP, Inc. In total, these two entities own 60,000 limited partner units. The allocation of distributions, profits, and losses among the general and limited partners is pro rata across all units outstanding.

6.
ORM Timber Fund II, Inc. (Fund II), ORM Timber Fund III (REIT) Inc. (Fund III), and ORM Timber Fund IV LLC (Fund IV), collectively “the Funds”, were formed by Olympic Resource Management LLC (ORMLLC), a wholly owned subsidiary of the Partnership, for the purpose of raising capital to purchase timberlands. The objective of these Funds is to generate a return on investments through the acquisition, management, value enhancement, and sale of timberland properties. Each fund is organized to operate for a specific term from the end of its respective investment period; 10 years for each of Fund II and Fund III, and 15 years for Fund IV. Fund II, Fund III, and Fund IV are scheduled to terminate in March 2021, December 2025, and December 2034, respectively.

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

The assets and liabilities of the Funds as of March 31, 2020, and December 31, 2019, were as follows:

(in thousands)	March 31, 2020	December 31, 2019
Assets:
Cash	$9,575	$6,197
Contract assets	2,361	2,765
Other current assets	2,621	2,427
Total current assets	14,557	11,389
Properties and equipment, net of accumulated depreciation	348,256	355,162
Total assets	$362,813	$366,551
Liabilities and equity:
Current liabilities	$3,913	$3,747
Current portion of long-term debt	24,994	24,990
Total current liabilities	28,907	28,737
Long-term debt, net of unamortized debt issuance costs and current portion	32,347	32,345
Funds’ equity	301,559	305,469
Total liabilities and equity	$362,813	$366,551

7.	Other assets consisted of the following at March 31, 2020 and December 31, 2019:

(in thousands)	March 31, 2020	December 31, 2019

Investment in Real Estate joint venture entity	$4,653	$4,954
Advances to Real Estate joint venture entity	1,000	1,000
Deferred tax assets, net	672	469
Right-of-use assets	128	161
Note receivable	49	50
Other	1	1
Total	$6,503	$6,635

8.
In the presentation of the Partnership’s revenue and operating income (loss) by segment, all intersegment revenue and expense is eliminated to determine operating income (loss) reported externally. The following tables reconcile internally reported income (loss) from operations to externally reported income (loss) from operations by business segment.

Quarter ended March 31, (in thousands)	Partnership Timber	Funds Timber	Timberland Investment Management	Real Estate	Other	Consolidated
2020
Revenue - internal	$12,275	$12,050	$1,459	$394	$—	$26,178
Eliminations	(199)	—	(1,459)	(135)	—	(1,793)
Revenue - external	12,076	12,050	—	259	—	24,385

Cost of sales	(5,305)	(12,893)	—	(317)	—	(18,515)

Operating, general and administrative expenses - internal	(1,279)	(2,569)	(1,352)	(1,390)	(7,525)	(14,115)
Eliminations	249	1,407	70	38	29	1,793
Operating, general and administrative expenses - external	(1,030)	(1,162)	(1,282)	(1,352)	(7,496)	(12,322)
Income (loss) from operations - internal	5,691	(3,412)	107	(1,313)	(7,525)	(6,452)
Eliminations	50	1,407	(1,389)	(97)	29	—

Income (loss) from operations - external	$5,741	$(2,005)	$(1,282)	$(1,410)	$(7,496)	$(6,452)

2019
Revenue - internal	$15,372	$9,440	$1,363	$551	$—	$26,726
Eliminations	(201)	—	(1,363)	(120)	—	(1,684)
Revenue - external	15,171	9,440	—	431	—	25,042

Cost of sales	(7,188)	(9,139)	—	(281)	—	(16,608)

Operating, general and administrative expenses - internal	(1,317)	(2,489)	(1,290)	(856)	(1,790)	(7,742)
Eliminations	245	1,311	69	33	26	1,684
Operating, general and administrative expenses -external	(1,072)	(1,178)	(1,221)	(823)	(1,764)	(6,058)
Income (loss) from operations - internal	6,867	(2,188)	73	(586)	(1,790)	2,376
Eliminations	44	1,311	(1,294)	(87)	26	—

Income (loss) from operations - external	$6,911	$(877)	$(1,221)	$(673)	$(1,764)	$2,376

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

	Quarter Ended March 31,
(in thousands, except per unit amounts)	2020	2019
Net and comprehensive income (loss) attributable to Pope Resources’ unitholders	$(3,941)	$3,311
Less:
Non-forfeitable distributions paid to unvested restricted unitholders	(35)	(38)
Preferred share dividends - ORM Timber Funds	(12)	(12)
Net and comprehensive income (loss) for calculation of earnings per unit	$(3,988)	$3,261

Basic and diluted weighted average units outstanding	4,330	4,325

Basic and diluted net earnings (loss) per unit	$(0.92)	$0.75

10.
In the first quarter of 2020, the Partnership issued 11,977 restricted units pursuant to the management incentive compensation program and no restricted units to members of the Board of Directors. These restricted units vest ratably over four years with the grant date fair value equal to the market price on the date of grant. Units granted to directors are included in the calculation of total equity compensation expense which is recognized over the vesting period. Grants to retirement-eligible individuals on the date of grant are expensed immediately. The Partnership recognized $757,000 and $593,000 of equity compensation expense in the first quarter of 2020 and 2019, respectively, related to these compensation programs.

11.
Supplemental disclosure of cash flow information: interest paid, net of amounts capitalized, totaled $226,000 and $415,000 during the first three months of 2020 and 2019, respectively. Income taxes paid totaled $0 and $20,000 for the first three months of 2020 and 2019, respectively.

12.
The Partnership’s financial instruments include cash, and accounts receivable, for which the carrying amount represents fair value based on their short-term nature. The carrying amounts of note receivable, included in other assets, also approximates fair value given current market interest rates.

Collectively, the Partnership’s and the Funds’ fixed-rate debt has a carrying value of $125.4 million as of March 31, 2020 and December 31, 2019. The estimated fair value of this debt, based on current interest rates for similar instruments (Level 2 inputs in the Fair Value Hierarchy), is approximately $138.1 million and $133.1 million as of March 31, 2020 and December 31, 2019, respectively.

13.
The Partnership had an accrual for estimated environmental remediation costs of $9.9 million and $10.0 million as of March 31, 2020 and December 31, 2019, respectively. The environmental remediation liability represents management’s estimate of payments to be made to remedy and monitor certain areas in and around Port Gamble Bay, Washington. The liability at March 31, 2020 is comprised of $993,000 that management expects to expend in the next 12 months and $8.9 million thereafter.

In December of 2013, a consent decree (CD) and a Clean-up Action Plan (CAP) related to Port Gamble Bay were finalized with the Washington State Department of Ecology (DOE) and filed with Kitsap County Superior Court. Construction activity commenced in late September 2015. The required in-water construction activity was completed in January 2017. By the end of the third quarter of 2017, the sediments dredged from the Bay were moved to their permanent storage location on property owned by the Partnership a short distance from the town of Port Gamble. This effectively concluded the component of the project related to the in-water cleanup of Port Gamble Bay. The two remaining components of the project consist of restoration projects to address Natural Resource Damages (NRD) and the cleanup of the millsite.

As disclosed previously, certain environmental laws allow state, federal, and tribal trustees (collectively, the Trustees) to bring suit against property owners to recover damages for injuries to natural resources. Like the liability that attaches to current property owners in the cleanup context, liability for natural resource damages (NRD) can attach to a property owner simply because an injury to natural resources resulted from releases of hazardous substances on that owner’s property, regardless of culpability for the release. In the case of Port Gamble, the Trustees are alleging that the Partnership has NRD liability because of releases that occurred on its property. The Partnership has been in discussions with the Trustees regarding their claims and the alleged conditions in Port Gamble Bay, and has also been discussing restoration alternatives that might address the damages the Trustees allege. These discussions have progressed to the point where a short list of restoration projects has been identified that would resolve the Trustees’ NRD claims, and management is hopeful that a settlement agreement will be reached by mid-year 2020.

With respect to the millsite, in early 2019, the Partnership submitted the final remedial investigation/feasibility study (RI/FS) and draft Cleanup Action Plan (CAP) to DOE for the millsite cleanup. The CAP and consent decree for the millsite are expected to be finalized during mid-year 2020, following a public review period.

For both the NRD restoration and millsite cleanup components of the liability, it is reasonably possible that cost estimates could change. We currently expect the NRD restoration projects and the millsite cleanup to occur over the next two to three years.

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

Activity in the environmental liability is as follows:

(in thousands)	Balance at Beginning of the Period	Additions to Accrual	Expenditures for Remediation	Balance at Period-end
Year ended December 31, 2018	4,979	5,600	(1,496)	9,083
Year ended December 31, 2019	9,083	1,576	(649)	10,010
Quarter ended March 31, 2020	10,010	—	(112)	9,898

14.
On March 11, 2020, the World Health Organization declared the novel strain of coronavirus (COVID-19) a global pandemic and recommended containment and mitigation measures worldwide. On March 13, 2020, the United States declared a national emergency concerning the outbreak, and all states and several municipalities have declared public health emergencies. The COVID-19 pandemic has introduced significant economic and business uncertainty, along with volatile financial market conditions.

The states in which we operate have issued stay-at-home orders. However, our timberland-related businesses have been deemed essential businesses in those states. As such, we continue to operate these businesses at full capacity where market conditions allow, while maintaining the health and safety of our employees, contractors, suppliers and customers. Towards the end of the first quarter of 2020, business slowdowns resulting from COVID-19 began to have a negative impact on log prices. The ongoing impact on log prices, or our business more generally, is uncertain at this time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This report may contain projections and statements about our expected financial condition, operating results, and business and strategic plans and objectives. These statements reflect management’s estimates based upon our current expectations, in light of management’s knowledge of existing circumstances and our intentions and expectations about future developments. Statements about expectations and future performance are “forward looking statements” within the meaning of applicable securities laws, which describe our plans, goals, objectives and anticipated performance. These statements can be identified by words such as “anticipate”, “believe”, “expect”, “intend”, and similar expressions. Some of these statements are inherently uncertain, and some or all of these statements may not come to pass. Accordingly, you should not interpret these statements as promises that we will perform at a given level or that we will take any or all of the actions we currently expect to take. Our future actions, as well as our actual performance, will vary from our current expectations, and under various circumstances these variations or their outcomes may be material and adverse. Some of the factors that may cause our actual operating results and financial condition to fall short of our expectations are set forth in the part of our Annual Report on Form 10-K entitled “Risk Factors,” in a similarly titled section of our Definitive Proxy Statement dated April 6, 2020, and in our other filings with the Securities and Exchange Commission. Any forward-looking statements in this report reflect our estimates and expectations as of the date of the report, and unless required by law, we do not undertake to update these statements as our business operations and environment change.

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

Our three active timber funds have assets under management totaling approximately $472 million as of March 31, 2020 based on the most recent appraisals.

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

Recent Developments

On January 15, 2020, we announced that we had entered into an Agreement and Plan of Merger dated January 14, 2020 (the “Merger Agreement”) with Rayonier, Inc., a North Carolina corporation (“Rayonier”), Rayonier Operating Company

LLC, a Delaware limited liability company (“OpCo”), Pacific GP Merger Sub I, LLC, a Delaware limited liability company and a wholly owned subsidiary of Rayonier (“Merger Sub 1”), Pacific GP Merger Sub II, LLC, a Delaware limited liability company and a wholly owned subsidiary of Rayonier (“Merger Sub 2”), Pacific LP Merger Sub III, LLC, a Delaware limited liability company and a wholly owned subsidiary of OpCo (“Merger Sub 3”), and our general partners, Pope EGP, Inc., a Delaware corporation (“EGP”), and Pope MGP, Inc., a Delaware corporation and the managing general partner of the Partnership (“MGP” and together with EGP, the “General Partners”). Certain information about the transactions contemplated by the Merger Agreement is set forth in a Definitive Proxy Statement on Schedule 14A, filed with the SEC on April 6, 2020. The transactions contemplated by the Merger Agreement were approved by a vote of our unitholders on May 5, 2020, and are expected to be consummated on May 8, 2020.

Timber - Overall

Operations Overall Timber results include operations on 122,000 acres of timberland owned or managed by the Partnership (Partnership Timber) in western Washington, and 141,000 acres of timberland owned by the Funds (Funds Timber) in western Washington, northwestern Oregon, southwestern Oregon, and northern California.

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

Log Prices For the Partnership, the weighted-average realized log price for Q1 2020 decreased 5% relative to Q1 2019. For the Funds, the overall realized log price decreased 7% relative to Q1 2019. Average realized log prices continue to be weak due to a well-supplied log market. Demand from China for logs from the Pacific Northwest (PNW) remained low as a result of an increased supply of lower cost spruce logs supplied from Europe. In recent years, European forests have experienced drought, severe storms and a spruce bark beetle infestation, the combination of which has resulted in the death of large areas of timber. With fewer logs from the PNW being sold to the China market, logs available to the domestic market increased. These factors have combined to exert downward pressure on log prices. In addition, business slowdowns resulting from COVID-19 began to have a negative impact on log prices towards the end of March.

Partnership Timber

Partnership Timber operating results for the quarters ended March 31, 2020 and 2019, were as follows:

	Q1 2020	Q1 2019
Partnership
Overall log price per MBF	$597	$629
Total volume (in MMBF)	19.8	23.4

(in thousands)
Log sale revenue	$9,861	$14,722
Timber deed sale revenue	1,638	—
Other revenue	577	449
Total revenue	12,076	15,171
Cost of sales	(5,305)	(7,188)
Operating expenses	(1,030)	(1,072)
Operating income	$5,741	$6,911

Operating Income

Operating income decreased $1.2 million, or 17%, from Q1 2019, driven by decreases of 3.6 MMBF, or 15%, in total harvest volume, and 5% in the weighted-average realized log price.

Revenue

Log sale revenue in Q1 2020 decreased $4.9 million, or 33%, from Q1 2019, due to decreases of 6.9 MMBF, or 29%, in delivered log volume, and 5% in the weighted-average realized log price. This was offset partially by $1.6 million from timber deed sales in Q1 2020 that had no counterpart in the prior year.

 Log Prices

Partnership Timber log prices for the quarters ended March 31, 2020 and 2019, were as follows:

Average price realizations (per MBF)
	Q1 2020	Q1 2019
Partnership
Douglas-fir domestic	$633	$655
Douglas-fir export	723	730
Whitewood domestic	473	528
Whitewood export	435	544
Cedar	985	973
Hardwood	470	650
Pulpwood	332	385
Overall log price	597	629

From Q1 2019 to Q1 2020, our weighted-average realized log price decreased 5%. Other than for cedar, prices declined for all species.

Log Volume

The Partnership harvested the following log volumes by species for the quarters ended March 31, 2020 and 2019:

Volume (in MMBF)
	Q1 2020		Q1 2019
Partnership
Douglas-fir domestic	11.0	67%	12.4	53%
Douglas-fir export	2.1	13%	4.8	21%
Whitewood domestic	0.4	2%	0.5	2%
Whitewood export	—	—%	0.2	1%
Cedar	0.2	1%	0.4	2%
Hardwood	0.5	3%	1.3	6%
Pulpwood	2.3	14%	3.8	15%
Log sale volume	16.5	100%	23.4	100%
Timber deed sale volume	3.3		—
Total volume	19.8		23.4

Delivered log volume decreased 6.9 MMBF, or 29%, in Q1 2020 from Q1 2019. We sold 3.3 MMBF of timber deed sales, however, that had no counterpart in the prior year.

Cost of Sales

Cost of sales varies with harvest volume, and for the quarters ended March 31, 2020 and 2019, was as follows, with the first part of the table expressing these costs in total dollars and the second part of the table expressing those costs that are driven by volume on a per MBF basis:

(in thousands)
	Q1 2020	Q1 2019
Partnership
Harvest, haul, and tax	$3,896	$5,586
Depletion	1,396	1,599
Other	13	3
Total cost of sales	$5,305	$7,188

Amounts per MBF *
Harvest, haul, and tax	$236	$239
Depletion	$71	$68

*	Timber deed sale volumes are excluded in the per MBF computation for harvest, haul and tax costs but included in the per MBF computation for depletion.

Cost of sales decreased $1.8 million, or 26%, in Q1 2020 from Q1 2019, primarily due to the 29% decrease in delivered log harvest volume.

Operating Expenses

Operating expenses include the cost of maintaining existing roads and building temporary roads for harvesting, silviculture costs, and other management expenses. For the quarters ended March 31, 2020, and 2019, segment operating expenses were $1.0 million and $1.1 million, respectively.

Funds Timber

Funds Timber operating results for quarters ended March 31, 2020 and 2019, were as follows:

	Q1 2020	Q1 2019
Funds
Overall log price per MBF	$585	$631
Total volume (MMBF)	20.5	14.1

(in thousands)
Log sale revenue	$11,999	$8,860
Timber deed sale revenue	4	—
Other revenue	47	580
Total revenue	12,050	9,440
Cost of sales	(12,893)	(9,139)
Operating expenses - internal	(2,569)	(2,489)
Operating loss - internal	(3,412)	(2,188)
Eliminations *	1,407	1,311
Operating loss - external	$(2,005)	$(877)
* Represents primarily management fees charged to the Funds and eliminated from operating expenses in consolidation. In the TIM segment, these fees are reflected as revenue, on an internal reporting basis, and eliminated in consolidation.

Operating Loss

Operating loss increased $1.1 million, or 129%, from Q1 2019. A 45% increase in harvest volume was more than offset by a 41% increase in cost of sales and a 7% decline in average realized log prices.

Revenue

Total revenue in Q1 2020 rose $2.6 million, or 28%, from Q1 2019, driven by an increase of $3.1 million in delivered log sale revenue, offset partially by a $533,000 decline in other revenue.

Log Prices

Funds Timber log prices for quarters ended March 31, 2020 and 2019, were as follows:

Average price realizations (per MBF)
	Q1 2020	Q1 2019
Funds
Douglas-fir domestic	$650	$647
Douglas-fir export	676	731
Whitewood domestic	515	513
Whitewood export	372	547
Pine	425	432
Cedar	659	961
Hardwood	395	530
Pulpwood	312	359
Overall log price	585	631

 The weighted-average realized log price declined 7% from Q1 2019 to Q1 2020. For Douglas-fir and whitewood, domestic prices remained steady or slightly higher. Rather, the price declines for these two species were concentrated in the export market. For hardwood and pulpwood, however, log prices decreased.

Log Volume

The Funds harvested the following log volumes by species for the quarters ended March 31, 2020, and 2019:

Volume (in MMBF)
	Q1 2020		Q1 2019
Funds
Douglas-fir domestic	10.8	54%	7.4	52%
Douglas-fir export	2.7	13%	2.9	21%
Whitewood domestic	4.4	21%	1.3	9%
Whitewood export	—	—%	0.4	3%
Pine	0.2	1%	0.1	1%
Cedar	0.1	—%	0.5	4%
Hardwood	0.2	1%	0.2	1%
Pulpwood	2.1	10%	1.3	9%
Log sale volume	20.5	100%	14.1	100%

Total volume from delivered log sales increased by 6.4 MMBF, or 45%, in Q1 2020 from Q1 2019. This overall increase was exclusively from the domestic market, as volume sold to the export market declined from the prior year.

Cost of Sales

Cost of sales vary with harvest volume. Because the Funds’ tree farms were acquired more recently than those of the Partnership, the depletion rates for the Funds’ tree farms are much higher than for the Partnership. For the quarters ended March 31, 2020 and 2019, cost of sales was as follows, with the first part of the table expressing these costs in total dollars and the second part of the table expressing those costs that are driven by volume on a per MBF basis:

(in thousands)
	Q1 2020	Q1 2019
Funds
Harvest, haul, and tax	$5,415	$3,817
Depletion	7,478	4,935
Other	—	387
Total cost of sales	$12,893	$9,139

Amounts per MBF *
Harvest, haul, and tax	$264	$271
Depletion	$365	$350
* Timber deed sale volumes are excluded in the per MBF computation for harvest, haul, and tax costs but included in the per MBF computation for depletion.

Cost of sales increased $3.8 million, or 41%, in Q1 2020 from Q1 2019, primarily due to the 45% increase in harvest volume. The higher amount of other cost of sales for Q1 2019 related to the salvage harvest of fire-damaged timber on a Fund IV property.

Operating Expenses

Operating expenses include the cost of maintaining existing roads and building temporary roads for harvesting, silviculture costs, and other management expenses that include the asset and timberland management fees charged to the Funds. These fees, which are the source of revenue for our Timberland Investment Management segment (discussed below), are eliminated in consolidation, and amounted to $1.5 million and $1.4 million in Q1 2020 and Q1 2019, respectively. After elimination of these fees, Fund operating expenses were $1.2 million in each of Q1 2020 and Q1 2019.

Timberland Investment Management

The Timberland Investment Management (TIM) segment manages timberland portfolios on behalf of three private equity timber funds that own a combined 141,000 acres of commercial timberland in western Washington, northwestern Oregon, southwestern Oregon, and northern California as of March 31, 2020.

Fund Distributions and Fees Paid to the Partnership

Fund distributions are paid from available Fund cash, generated primarily from the harvest and sale of timber after paying all Fund expenses, management fees, and recurring capital costs. The Partnership received combined distributions from the Funds of $434,000 during Q1 2019. There were no distributions from the Funds in Q1 2020 due to the anticipated slow-down in operating activities and cash flow as a result of COVID-19. Fees earned by the Partnership for managing the Funds represent a portion of the operating expenses in our Funds Timber segment (discussed above) and are eliminated as the Funds are consolidated in our financial statements, as shown in the table below.
Revenue and Operating Loss

The fees earned from managing the Funds include a fixed component related to invested capital and acres owned, and a variable component related to harvest volume from the Funds’ tree farms.

Revenue and operating loss for the TIM segment for the quarters ended March 31, 2020 and 2019 were as follows:

	Quarter Ended
(in thousands, except invested capital, volume and acre data)	Mar-20	Mar-19
Revenue internal	$1,459	$1,363
Intersegment eliminations	(1,459)	(1,363)
Revenue external	$—	$—

Operating income internal	$107	$73
Intersegment eliminations	(1,389)	(1,294)
Operating loss external	$(1,282)	$(1,221)

Invested capital (in millions)	$407	$407
Acres owned by Funds	141,000	141,000
Harvest volume - Funds (MMBF), including timber deed sales	20.5	14.1

TIM generated management fee revenue of $1.5 million and $1.4 million from managing the Funds during Q1 2020 and Q1 2019, respectively.

Operating expenses rose slightly for the quarter ended March 31, 2020, versus the comparable period in 2019, totaling $1.3 million and $1.2 million, respectively.

Real Estate

The Real Estate segment’s activities consist of investing in and later reselling improved properties, holding properties for later development and sale, and managing commercial properties. Revenue is generated primarily from the sale of land within our 1,500-acre Real Estate portfolio, sales of development rights known as conservation easements (CE’s), sales of tracts from the Partnership’s timberland portfolio, and residential and commercial rents from our Port Gamble and Poulsbo properties. The CE sales allow us to continue conducting harvest operations on the timberland but bar any future subdivision or development on the property. In addition, we may acquire and develop other properties for sale, either on our own or by partnering with other experienced real estate developers in a joint venture. The Partnership’s Real Estate holdings are located primarily in the Washington counties of Pierce, Kitsap, and Jefferson with sales of land for this segment typically falling into one of three general types:

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

Other than the sale of a small parcel of undeveloped land for $22,000 in Q1 2019, there were no land sales either Q1 2020 or 2019. Rental and other revenue decreased from $409,000 in Q1 2019 to $259,000 in Q1 2020 due primarily to a consulting project that finished in Q2 2019. Real Estate operating expenses were $1.4 million during Q1 2020 compared to $823,000 in Q1 2019. These factors resulted in operating loss of $1.4 million for Q1 2020 compared to $673,000 for Q1 2019.

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

General and Administrative (G&A)

G&A expenses were $7.5 million for the first quarter of 2020 compared to $1.8 million for the first quarter of 2019. The increase in G&A expenses is due to $5.2 million of legal and professional fees for Q1 2020 related to the pending merger with Rayonier and its subsidiaries.

Interest Expense, Net

	Quarter ended March 31,
(in thousands)	2020	2019
Interest expense - Partnership	(882)	(1,025)
Interest expense - Funds	(561)	(556)
Capitalized interest - Partnership	—	66
Interest expense, net	$(1,443)	$(1,515)

The decrease in interest expense is due primarily to lower interest rates in the first quarter of 2020 compared to the prior year. The Partnership’s and Fund III’s debt arrangements with Northwest Farm Credit Services (NWFCS) are included in the latter’s patronage program, which rebates a portion of interest paid in the prior year back to the borrower. This NWFCS patronage program is a feature common to most of this lender’s loan agreements. The patronage program reduced interest expense by $350,000 and $278,000 for Q1 2020 and Q1 2019, respectively. The increase in the patronage rebate are the result of higher debt balances.
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

The Partnership and Funds recorded a consolidated income tax benefit of $265,000 for Q1 2020 and expense of $94,000 for Q1 2019.

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

The Partnership’s debt at March 31, 2020, consists of mortgage debt with fixed and variable interest rate tranches and operating lines of credit with Northwest Farm Credit Services (NWFCS). The mortgage debt includes a $71.8 million long-term credit facility with NWFCS structured in ten tranches that mature from 2024 through 2036, as well as a $40.0 million delayed-draw facility under which the Partnership may borrow at any time through October 2023. The delayed-draw facility matures in October 2028 and $7.0 million was outstanding at March 31, 2020. The Partnership’s credit arrangements with NWFCS include an accordion feature under which the Partnership may borrow, subject to lender approval, up to an additional $50.0 million within either the long-term or delayed-draw facility. The Partnership has a $30.0 million operating line of credit that matures in October 2023, and had $24.0 million outstanding as of March 31, 2020. The operating line of credit carries a variable interest rate that is based on one-month LIBOR rate plus 1.6%. All of these facilities are collateralized by portions of the Partnership’s timberland. In addition, our commercial office building in Poulsbo, Washington is collateral for a $2.2 million amortizing loan from NWFCS that matures in 2023.

These debt agreements contain covenants that are measured either quarterly or annually, consisting of the following:

•	a maximum debt-to-total-capitalization ratio of 30%, with total capitalization calculated using fair market (vs. carrying) value of timberland, roads and timber; and

•	a maximum loan-to-appraised value of timberland collateral of 50%.

The Partnership is in compliance with these covenants as of March 31, 2020, and expects to remain in compliance for at least the next twelve months.

Mortgage debt within our private equity timber Funds is collateralized by Fund properties only, with no recourse to the Partnership. Fund II has a timberland mortgage comprised of two fixed-rate tranches totaling $25.0 million with MetLife Insurance Company. We are engaged in discussions with the lender and another financial institution to refinance or extend the maturity of this credit facility and believe we will be able to do so. The tranches are non-amortizing and collateralized by a portion of Fund II’s timberland portfolio, with both tranches maturing in September 2020. The loans allow for, but do not require, annual principal payments of up to 10% of outstanding principal without incurring a make-whole premium. Fund III has a timberland mortgage comprised of two fixed-rate tranches totaling $32.4 million with NWFCS. The mortgage is non-amortizing and collateralized by a portion of Fund III’s timberland, with an $18.0 million tranche maturing in December 2023 and a $14.4 million tranche maturing in October 2024.

Fund II’s mortgage contains a requirement to maintain a loan-to-value ratio of less than 50%, with the denominator defined as fair market value. Fund III’s mortgage contains covenants, measured annually, that require Fund III to maintain an interest coverage ratio of 1.5:1, maintain working capital of $500,000, and not exceed a debt-to-appraised value of collateral of 50%. Fund II and Fund III are in compliance with these covenants as of March 31, 2020, and we expect they will remain in compliance for at least the next twelve months.

The $4.5 million decrease in cash and restricted cash generated for the three months ended March 31, 2020 compared to March 31, 2019 is explained in the following table:

	Three Months Ended March 31,
(in thousands)	2020	Change	2019
Cash provided by operating activities	$1,444	$(3,534)	$4,978

Investing activities
Reforestation and roads	(931)	(287)	(644)
Capital expenditures	—	252	(252)
Proceeds from sale of property and equipment	—	(71)	71
Investment in unconsolidated real estate joint venture	(46)	(46)	—
Deposit for acquisition of timberland - Partnership	—	5	(5)
Acquisition of timberland - Partnership	(19)	(3)	(16)
Acquisition of timberland - Funds	—	19,344	(19,344)
Cash used in investing activities	(996)	19,194	(20,190)
Financing activities
Line of credit borrowings	9,000	4,500	4,500
Line of credit repayments	(1,000)	1,400	(2,400)
Repayment of long-term debt	(33)	(1)	(32)
Proceeds from issuance of long-term debt	—	(3,000)	3,000
Units issued under distribution reinvestment plan	—	(24)	24
Unit repurchases	—	166	(166)
Proceeds from preferred stock issuance - ORM Timber Funds	—	(125)	125
Payroll taxes paid upon unit net settlements	—	79	(79)
Cash distributions to unitholders	(4,367)	(1)	(4,366)
Cash distributions to fund investors, net of distributions to Partnership	—	3,076	(3,076)
Capital call - ORM Timber Funds, net of Partnership contribution	—	(17,259)	17,259
Cash provided by (used in) financing activities	3,600	(11,189)	14,789
Net increase (decrease) in cash and restricted cash	$4,048	$4,471	$(423)

The decrease in cash provided by operating activities of $3.5 million resulted primarily from the payment of over $5.0 million of legal and professional fees paid in connection with our merger with Rayonier and lower average log price realizations in Q1 2020 compared to the prior year, offset partially by a $968,000 decrease in Real Estate project expenditures.

Cash used in investing activities during 2020 decreased by $19.2 million compared to 2019 due primarily to the acquisition of a tree farm by Fund IV in January 2019.

Cash provided by financing activities decreased in the current year by $11.2 million due primarily to a capital call for Fund IV’s tree farm acquisition in the first quarter of 2019 that had not counterpart in 2020, offset by higher net borrowings under credit facilities.

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

Capital Expenditures and Commitments

The following table presents our capital expenditures by major category for the quarter ended March 31, 2020:

in millions
Reforestation and roads - Partnership	$0.4
Reforestation and roads - Funds	0.5
Other Real Estate development projects	0.1
$1.0

We expect capital resources to remain sufficient for at least the next 12 months.

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

For a further discussion of our critical accounting estimates, see Accounting Matters in the Management Discussion and Analysis section of our Annual Report on Form 10-K for the year ended December 31, 2019. See also notes 2 and 4 to the condensed consolidated financial statements in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

The consolidated fixed-rate debt outstanding had a fair value of approximately $138.1 million and $133.1 million at March 31, 2020 and December 31, 2019, respectively, based on the prevailing interest rates for similar financial instruments. A change in interest rates will affect the fair value of fixed-rate debt, whereas a change in interest rates on variable-rate debt will affect interest expense and cash flows. A hypothetical 1% change in prevailing interest rates would change the fair value of fixed-rate long-term debt obligations by $3.7 million and result in a $370,000 change in annual interest expense for our variable-rate debt. We are not subject to material foreign currency risk, derivative risk, or similar uncertainties.

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

On March 18, 2020, a purported unitholder of the Partnership filed a lawsuit against the Partnership and its Board of Directors alleging that, among other things, the Definitive Proxy Statement dated April 6, 2020 contained materially incomplete and misleading information in violation of Sections 14(a) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). The plaintiff sought, among other things, to enjoin the pending merger between the Partnership and Rayonier and its subsidiaries, an award of rescissory damages and plaintiffs’ costs, including attorneys’ fees. This lawsuit is captioned Stein v. Pope Resources, et al., No. 1:20-CV-00387, filed in the United States District Court for the District of Delaware. This lawsuit was settled and dismissed on or about April 29, 2020.

On March 26, 2020, a purported unitholder of the Partnership filed a putative stockholder class action complaint against the Partnership, its Board of Directors, Rayonier, OpCo, Merger Sub 1, Merger Sub 2, Merger Sub 3, MGP and EGP alleging that, among other things, the Definitive Proxy Statement dated April 6, 2020 contained materially incomplete and misleading information in violation of Sections 14(a) and 20(a) of the Exchange Act.  The plaintiff sought, among other things, to enjoin the pending merger between the Partnership and Rayonier and its subsidiaries, an award of rescissory damages and plaintiffs’ costs, including attorneys’ fees. This lawsuit is captioned Thompson v. Pope Resources, et al., No. 1:20-CV-00432, and also was filed in the United States District Court for the District of Delaware. This lawsuit was settled and dismissed on or about April 29, 2020.

On April 14, 2020, a purported unitholder of the Partnership filed a putative stockholder class action complaint against the Partnership, its Board of Directors and Rayonier alleging, among other things, that members of the Board of Directors breached their duty of loyalty under the Partnership’s limited partnership agreement and Delaware law in connection with entering into the Merger Agreement, that Rayonier aided and abetted such breach and that the Definitive Proxy Statement dated April 6, 2020 misrepresents or omits material information.  The plaintiff sought, among other things, to enjoin the proposed Merger, an award of compensatory and/or rescissory damages and plaintiffs’ costs, including attorneys’ fees. This lawsuit is captioned Laidlaw v. Pope Resources, et al., No. 20-2-00755-18, and was filed in the Superior Court of the State of Washington in Kitsap County. This lawsuit was settled and dismissed on or about April 29, 2020.

On April 17, 2020, another purported unitholder of the Partnership filed a lawsuit against the Partnership and its Board of Directors alleging that, among other things, the Definitive Proxy Statement dated April 6, 2020 contained false and misleading information in violation of Sections 14(a) and 20(a) of the Exchange Act. The plaintiff sought, among other things, to enjoin the proposed Merger, an award of rescissory damages and plaintiff’s costs, including attorneys’ fees. This lawsuit is captioned Arzonetti v. Pope Resources, A Delaware Limited Partnership, et al., Case No. 1:20-cv-03102, and was filed in the United States District Court for the Southern District of New York. This lawsuit was settled and dismissed on or about April 29, 2020.

ITEM 1A. RISK FACTORS

Risks relating to our operations and ownership of our securities are set forth in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and are incorporated herein by reference. Risks relating to our pending merger with Rayonier and its subsidiaries are set forth in our Definitive Proxy Statement on Schedule 14A and filed with the SEC on April 6, 2020, and are incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirement of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 6, 2020.

POPE RESOURCES,
A Delaware Limited Partnership

By:	POPE MGP, Inc.
Managing General Partner

By: /s/ Thomas M. Ringo
Thomas M. Ringo
President and Chief Executive Officer
(Principal Executive Officer)

By: /s/ Daemon P. Repp
Daemon P. Repp
Vice President and Chief Financial Officer
(Principal Financial Officer)

By: /s/ Sean M. Tallarico
Sean M. Tallarico
Controller
(Principal Accounting Officer)